Form 10-Q
period 2008-03-31
Philip Morris International Inc.
filed 2008-05-08
CIK 1413329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-33708

Philip Morris International Inc.

(Exact name of registrant as specified in its charter)

Virginia	13-3435103
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Park Avenue New York, New York	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(917) 663-2000

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐            No ☑*

*The registrant became subject to the Securities Exchange Act of 1934 on March 7, 2008.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

At April 30, 2008, there were 2,109,313,033 shares outstanding of the registrant’s common stock, no par value per share.

PHILIP MORRIS INTERNATIONAL INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$1,231	$1,656

Receivables (less allowances of $17 in 2008 and $15 in 2007)	2,786	3,240

Inventories:
Leaf tobacco	3,948	4,018
Other raw materials	1,261	1,205
Finished product	3,811	4,109

	9,020	9,332

Deferred income taxes	266	311

Due from Altria Group, Inc. and affiliates		257

Other current assets	330	256

Total current assets	13,633	15,052

Property, plant and equipment, at cost	12,441	11,685
Less accumulated depreciation	5,564	5,250

	6,877	6,435

Goodwill	8,250	7,925

Other intangible assets, net	1,919	1,906

Other assets	853	725

TOTAL ASSETS	$31,532	$32,043

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Continued)

(in millions of dollars, except share data)

(Unaudited)

	March 31, 2008	December 31, 2007
LIABILITIES
Short-term borrowings	$793	$638

Current portion of long-term debt	104	91

Accounts payable	733	852

Accrued liabilities:
Marketing	431	475
Taxes, except income taxes	3,691	4,523
Employment costs	531	591
Other	655	729

Income taxes	240	478

Due to Altria Group, Inc. and affiliates	95

Deferred income taxes	120	174

Total current liabilities	7,393	8,551

Long-term debt	6,643	5,578

Deferred income taxes	1,284	1,240

Employment costs	735	566

Other liabilities	699	707

Total liabilities	16,754	16,642

Contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Common stock, no par value (2,108,901,789 shares issued and outstanding in 2008 and 2007)

Additional paid-in capital	1,638	1,265

Earnings reinvested in the business	11,296	12,448

Accumulated other comprehensive earnings	1,844	1,688

Total stockholders’ equity	14,778	15,401

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,532	$32,043

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
Net revenues	$15,599	$13,268

Cost of sales	2,299	2,121

Excise taxes on products	9,269	7,719

Gross profit	4,031	3,428

Marketing, administration and research costs	1,184	1,229

Asset impairment and exit costs	23	62

Amortization of intangibles	9	6

Operating income	2,815	2,131

Interest expense, net	75	10

Earnings before income taxes and minority interest	2,740	2,121

Provision for income taxes	811	618

Earnings before minority interest	1,929	1,503

Minority interest in earnings, net of income taxes	62	58

Net earnings	$1,867	$1,445

Earnings per share data (Note 9):

Basic earnings per share	$0.89	$0.69

Diluted earnings per share	$0.89	$0.69

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the Year Ended December 31, 2007 and

the Three Months Ended March 31, 2008

(in millions of dollars, except per share amounts)

(Unaudited)

				Accumulated Other Comprehensive Earnings (Losses)
	Common Stock	Addi- tional Paid-in Capital	Earnings Reinvested in the Business	Currency Translation Adjustments	Other	Total	Total Stock- holders’ Equity
Balances, January 1, 2007	$-	$1,265	$12,526	$989	$(513)	$476	$14,267

Comprehensive earnings:
Net earnings			6,026				6,026
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				809		809	809
Change in net loss and prior service cost, net of income taxes of $75					413	413	413
Change in fair value of derivatives accounted for as hedges, net of income taxes of $1					(10)	(10)	(10)

Total other comprehensive earnings							1,212

Total comprehensive earnings							7,238

Adoption of FIN 48			471				471
Dividends declared ($3.12 per share)			(6,575)				(6,575)

Balances, December 31, 2007	-	1,265	12,448	1,798	(110)	1,688	15,401

Comprehensive earnings:
Net earnings			1,867				1,867
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				352		352	352
Change in net loss and prior service cost, net of income taxes of $14					(24)	(24)	(24)
Change in fair value of derivatives accounted for as hedges, net of income taxes of $17					(172)	(172)	(172)

Total other comprehensive earnings							156

Total comprehensive earnings							2,023

Exercise of stock options and issuance of other stock awards (1)		452					452
Dividends declared ($1.43 per share)			(3,019)				(3,019)
Other		(79)					(79)

Balances, March 31, 2008	$-	$1,638	$11,296	$2,150	$(306)	$1,844	$14,778

(1) Includes a $449 million increase to additional paid-in capital for the reimbursement to PMI caused by modifications to Altria Group, Inc. stock awards. See Note 1.

Total comprehensive earnings were $1,522 million for the quarter ended March 31, 2007.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$1,867	$1,445

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	201	163
Deferred income tax provision	11	53
Minority interest in earnings, net	62	58
Asset impairment and exit costs, net of cash paid	(6)	39
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	546	(72)
Inventories	691	164
Accounts payable	(183)	3
Income taxes	(262)	144
Accrued liabilities and other current assets	(1,404)	(968)
Pension plan contributions	(61)	(41)
Changes in amounts due from Altria Group, Inc. and affiliates	154	13
Other	50	10

Net cash provided by operating activities	1,666	1,011

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(301)	(230)
Purchases of businesses, net of acquired cash	(29)	(382)
Other	13	16

Net cash used in investing activities	(317)	(596)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(in millions of dollars)

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Net issuance of short-term borrowings	$120	$12
Long-term debt proceeds	1,717	530
Long-term debt repaid	(930)
Changes in amounts due from Altria Group, Inc. and affiliates	699	(526)
Dividends paid to Altria Group, Inc.	(3,019)	(530)
Other	(235)	(220)

Net cash used in financing activities	(1,648)	(734)

Effect of exchange rate changes on cash and cash equivalents	(126)	14

Cash and cash equivalents:

Decrease	(425)	(305)

Balance at beginning of period	1,656	1,676

Balance at end of period	$1,231	$1,371

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Presentation and Separation from Altria Group, Inc.:

Basis of Presentation

The interim condensed consolidated financial statements of Philip Morris International Inc. and subsidiaries (“PMI”) are unaudited. These interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and such principles are applied on a consistent basis. It is the opinion of PMI’s management that all adjustments necessary for a fair statement of the interim results presented have been reflected therein. All such adjustments were of a normal recurring nature. Net revenues and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year.

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in PMI’s Registration Statement on Form 10, effective March 7, 2008, which was filed with the Securities and Exchange Commission (“SEC”).

Prior to March 28, 2008, PMI was a wholly-owned subsidiary of Altria Group, Inc. On March 28, 2008, Altria Group, Inc. distributed all of its interest in PMI to Altria Group, Inc.’s stockholders in a tax-free transaction pursuant to Section 355 of the U.S. Internal Revenue Code. For further discussion, please refer to the Separation from Altria Group, Inc. discussion below.

Separation from Altria Group, Inc.

On January 30, 2008, the Altria Group, Inc. Board of Directors announced Altria Group, Inc.’s plans to spin-off all of its interest in PMI to Altria Group, Inc.’s stockholders in a tax-free transaction pursuant to Section 355 of the U.S. Internal Revenue Code (the “Spin-off”). The distribution of all of the PMI shares owned by Altria Group, Inc. was made on March 28, 2008 (the “Distribution Date”) to stockholders of record as of the close of business on March 19, 2008 (the “Record Date”). Altria Group, Inc. distributed one share of PMI common stock for each share of Altria Group, Inc. common stock outstanding as of the Record Date. PMI’s initial annualized dividend rate as a publicly held company is $1.84 per common share. All decisions regarding future dividends will be made independently by the PMI Board of Directors. In addition, PMI has adopted a $13.0 billion two-year share repurchase program that began on May 1, 2008.

Holders of Altria Group, Inc. stock options were treated similarly to public stockholders and, accordingly, had their stock awards split into two instruments. Holders of Altria Group, Inc. stock options received the following stock options, which, immediately after the Spin-off, had an aggregate intrinsic value equal to the intrinsic value of the pre-spin Altria Group, Inc. options:

•	a new PMI option to acquire the same number of shares of PMI common stock as the number of Altria Group, Inc. options held by such person on the Distribution Date; and

•	an adjusted Altria Group, Inc. option for the same number of shares of Altria Group, Inc. common stock with a reduced exercise price.

As stipulated by the Employee Matters Agreement between PMI and Altria Group, Inc., the exercise price of each option was developed to reflect the relative market values of PMI and Altria Group, Inc. shares by allocating the price of Altria common stock before the distribution ($73.83) to PMI shares ($51.44) and Altria shares ($22.39), and then multiplying each of these allocated values by the Option Conversion Ratio. The Option Conversion Ratio is equal to the exercise price of the Altria Group, Inc. option, prior to any adjustment

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

for the distribution, divided by $73.83. As a result, the new PMI option and the adjusted Altria Group, Inc. option have an aggregate intrinsic value equal to the intrinsic value of the pre-split Altria Group, Inc. options.

Holders of Altria Group, Inc. restricted stock or deferred stock awarded prior to January 30, 2008, retained their existing awards and received the same number of shares of restricted or deferred stock of PMI. The restricted stock and deferred stock will not vest until the completion of the original restriction period (typically, three years from the date of the original grant). Recipients of Altria Group, Inc. deferred stock awarded on January 30, 2008, who were employed by Altria Group, Inc. after the Distribution Date, received additional shares of deferred stock of Altria Group, Inc. to preserve the intrinsic value of the award. Recipients of Altria Group, Inc. deferred stock awarded on January 30, 2008, who were employed by PMI after the Distribution Date, received substitute shares of PMI deferred stock to preserve the intrinsic value of the award.

To the extent that employees of the remaining Altria Group, Inc. received PMI stock options, Altria Group, Inc. reimbursed PMI in cash for the Black-Scholes fair value of the stock options received. To the extent that PMI employees held Altria Group, Inc. stock options, PMI reimbursed Altria Group, Inc. in cash for the Black-Scholes fair value of the stock options. To the extent that employees of Altria Group, Inc. received PMI deferred stock, Altria Group, Inc. paid PMI the fair value of the PMI deferred stock less the value of projected forfeitures. To the extent that PMI employees held Altria Group, Inc. restricted stock or deferred stock, PMI reimbursed Altria Group, Inc. in cash for the fair value of the restricted or deferred stock less the value of projected forfeitures and any amounts previously charged to PMI for the restricted or deferred stock. Based upon the number of Altria Group, Inc. stock awards outstanding at the Distribution Date, the net amount of these reimbursements resulted in a payment of $449 million from Altria Group, Inc. to PMI ($427 million of which was paid in March 2008, with the remainder paid in April 2008). This reimbursement from Altria Group, Inc. is reflected as an increase to the additional paid-in capital of PMI on the March 31, 2008 condensed consolidated balance sheet.

Prior to the Spin-off, PMI was included in the Altria Group, Inc. consolidated federal income tax return, and federal income tax contingencies were recorded as liabilities on the balance sheet of Altria Group, Inc. In April 2008, Altria Group, Inc. reimbursed PMI in cash for these liabilities, which were $97 million.

Prior to the Spin-off, certain employees of PMI participated in the U.S. benefit plans offered by Altria Group, Inc. After the Distribution Date, the benefits previously provided by Altria Group, Inc. are now provided by PMI. As a result, new plans have been established by PMI, and the related plan assets (to the extent that the benefit plans were previously funded) and liabilities have been transferred to the new plans. The transfer of these benefits resulted in PMI recording additional liabilities of $162 million in its consolidated balance sheet, partially offset by the related deferred tax assets ($23 million) and an adjustment to stockholders’ equity ($27 million). In April 2008, Altria Group, Inc. paid PMI a corresponding amount of $112 million in cash, which is net of the related tax benefit.

A subsidiary of Altria Group, Inc. provided PMI with certain corporate services at cost plus a management fee. After the Distribution Date, PMI undertook these activities, and services provided to PMI will cease in 2008. All intercompany accounts with Altria were settled in cash. As shown in the table below, the settlement of the intercompany accounts (including the amounts discussed above related to stock awards, tax contingencies and benefit plan liabilities) resulted in a net payment from Altria to PMI of $332 million. In March 2008, Altria made an estimated payment of $427 million to PMI, thereby resulting in PMI reimbursing $95 million to Altria in the second quarter of 2008.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Receivable from (payable to) Altria Group, Inc. and affiliates (in millions):

Modifications to Altria Group, Inc. stock awards	$449
Transfer of federal income tax contingencies	97
Transfer of employee benefit plan liabilities	112
Settlement of intercompany account (primarily taxes)	(326)

Net receivable from Altria Group, Inc. and affiliates	332
Less:
March 2008 payment from Altria for stock awards	(427)

Payable to Altria Group, Inc. and affiliates at March 31, 2008	$(95)

As part of the Spin-off, PMI paid $4.0 billion in special dividends in addition to its normal dividends to Altria Group, Inc. PMI paid $3.1 billion of these special dividends in 2007 and the remaining $900 million in the first quarter of 2008.

Note 2. Asset Impairment and Exit Costs:

Pre-tax asset impairment and exit costs consisted of the following:

	For the Three Months Ended March 31,
	2008	2007
	(in millions)
Separation programs:
European Union	$8	$29
Eastern Europe, Middle East and Africa		12
Asia		14
Latin America		7

Total separation programs	8	62

Contract termination charges:
Eastern Europe, Middle East and Africa	1
Asia	14

Total contract termination charges	15	-

Asset impairment and exit costs	$23	$62

Manufacturing Optimization Program

PMI terminated its contract manufacturing arrangement in 2008 with Philip Morris USA Inc. (“PM USA”). PMI expects to shift all of its PM USA contract manufactured production, which approximates 57 billion cigarettes annually, to PMI facilities in Europe by the fourth quarter of 2008. During the first quarter of 2008, PMI recorded exit costs of $15 million related to the termination of its manufacturing contract with PM USA.

Asset Impairment and Exit Costs

Since 2005, PMI has announced plans to streamline various administrative functions and operations. These plans resulted in the announced closure or partial closure of 9 production facilities through March 31, 2008, the

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

largest of which is the closure of a factory in Munich, Germany announced in 2006. As a result of these announcements and the Manufacturing Optimization Program discussed above, PMI recorded pre-tax charges of $23 million and $62 million during the three months ended March 31, 2008 and 2007, respectively. The pre-tax separation program charges primarily related to severance costs. Additional pre-tax charges of approximately $44 million are expected during the remainder of 2008.

Cash payments related to exit costs at PMI were $29 million and $23 million for the three months ended March 31, 2008 and 2007, respectively. Future cash payments for exit costs incurred to date are expected to be approximately $174 million.

The streamlining of these various functions and operations is expected to result in the elimination of approximately 3,500 positions. As of March 31, 2008, approximately 2,750 of these positions have been eliminated.

The movement in the exit cost liabilities for the three months ended March 31, 2008 was as follows (in millions):

Liability balance, January 1, 2008	$202
Charges	23
Cash spent	(29)
Currency/Other	(22)

Liability balance, March 31, 2008	$174

Note 3. Related Party Transactions:

Corporate Services

Through March 28, 2008, Altria Group, Inc.’s subsidiary, Altria Corporate Services, Inc. (“ALCS”), provided PMI with various services, including certain planning, legal, treasury, accounting, auditing, risk management, human resources, office of the secretary, corporate affairs, information technology and tax services. Billings for these services, which were based on the estimated cost to ALCS to provide such services and a management fee, were $13 million and $36 million for the three months ended March 31, 2008 and 2007, respectively. PMI believes that the billings are reasonable based on the level of support provided by ALCS and that they reflect all services provided. These costs were paid monthly to ALCS. The effects of these transactions are included in operating cash flows in PMI’s condensed consolidated statements of cash flows.

On March 28, 2008, PMI entered into a Transition Services Agreement (the “Transition Services Agreement”) with ALCS pursuant to which ALCS will provide select services to PMI for certain transition periods not to exceed twenty-four months to ensure continuity of activity following the Spin-off. The transition services include, among others, consulting services related to risk management, benefit administration and information technology as well as the transfer of transaction processing (accounts payable and expense reports) for certain Latin American markets.

On March 28, 2008, PMI entered into an Employee Matters Agreement (the “Employee Matters Agreement”) with Altria Group, Inc. The Employee Matters Agreement governs PMI’s and Altria Group, Inc.’s respective obligations with respect to employees, compensation and benefit plans, treatment of holders of Altria stock options, restricted stock and deferred stock with respect to PMI, and cooperation between the companies in the sharing of employee information and maintenance of confidentiality.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On March 28, 2008, PMI entered into a Tax Sharing Agreement (the “Tax Sharing Agreement”) with Altria Group, Inc. The Tax Sharing Agreement generally governs PMI’s and Altria Group, Inc.’s respective rights, responsibilities and obligations for pre-distribution periods and for potential taxes on the Spin-off. With respect to any potential taxes resulting from the Spin-off, responsibility for such tax will be allocated to the party that acted (or failed to act) in a manner which resulted in such tax.

On March 28, 2008, PMI Global Services Inc. (“PMIGS”) purchased from ALCS, at a fair market value of $108 million, a subsidiary of ALCS, the principal assets of which are two Gulfstream airplanes. Given that the purchase was from an entity under common control, the planes were recorded at book value ($89 million) and a portion of the purchase price ($19 million) was treated as a dividend to Altria.

Net amounts due to/from Altria Group, Inc. and affiliates (which are included in the condensed consolidated balance sheets) were comprised of the following:

	March 31, 2008	December 31, 2007

	(in millions)
Net (payable) receivables to/from Altria Group, Inc. and affiliates	$(95)	$111
Prepaid expense for services from Philip Morris USA Inc.		146

Due (to) from Altria Group, Inc. and affiliates	$(95)	$257

Operations

PMI has or had contracts with PM USA, a U.S. tobacco subsidiary of Altria Group, Inc., for the purchase of U.S.-grown tobacco leaf, the contract manufacture of cigarettes for export from the United States and certain research and development activities. Billings for services are generally based upon PM USA’s cost to provide such services, plus a service fee. The cost of leaf purchases is the market price of the leaf plus a service fee. Generally, fees paid have been included in operating cash flows on PMI’s condensed consolidated statements of cash flows.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The goods and services purchased from PM USA were as follows:

	For the Three Months Ended March 31,
	2008	2007
	(in millions)

Contract manufacturing, cigarette volume	8,247	17,719

Contract manufacturing expense	$133	$248
Research and development, net of billings to PM USA	(2)	17

Total pre-tax expense	$131	$265

Leaf purchases	$93	$118

Included in the above were total service fees of $6 million and $13 million for the three months ended March 31, 2008 and 2007, respectively. Total service fees are expected to be insignificant during the remainder of 2008.

Effective as of January 1, 2008, PMI entered into an Intellectual Property Agreement (the “Intellectual Property Agreement”) with PM USA. The Intellectual Property Agreement governs the ownership of intellectual property between PMI and PM USA. Ownership of the jointly funded intellectual property has been allocated as follows:

•	PMI owns all rights to the jointly funded intellectual property outside the United States, its territories and possessions; and

•	PM USA owns all rights to the jointly funded intellectual property in the United States, its territories and possessions.

Ownership of intellectual property related to patent applications and resulting patents based solely on the jointly funded intellectual property, regardless when filed or issued, will be exclusive to PM USA in the United States, its territories and possessions and exclusive to PMI everywhere else in the world. Additionally, the Intellectual Property Agreement contains provisions concerning intellectual property that is independently developed by PMI and PM USA following the Distribution.

Manufacturing Optimization Program

PMI terminated its contract manufacturing arrangement in 2008 with PM USA. PMI expects to shift all of its PM USA contract manufactured production, which approximates 57 billion cigarettes annually, to PMI facilities in Europe by the fourth quarter of 2008. During the first quarter of 2008, PMI recorded exit costs of $15 million related to the termination of its manufacturing contract with PM USA.

Note 4. Stock Plans:

Performance Incentive Plan and Stock Compensation Plan for Non-Employee Directors

Under the Philip Morris International Inc. 2008 Performance Incentive Plan (the “Plan”), PMI may grant stock options, stock appreciation rights, restricted stock, restricted stock units and deferred stock units and other stock-based awards based on PMI’s common stock, as well as performance-based incentive awards. Up to 70 million shares of PMI’s common stock may be issued under the Plan. On March 31, 2008, 34,120,987 shares

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

were granted under the plan to reflect PMI’s Spin-off from Altria. At March 31, 2008, shares available for grant under the plan were 35,879,013.

PMI has also adopted the Philip Morris International Inc. 2008 Stock Compensation Plan for Non-Employee Directors (the “Non-Employee Directors Plan”). A non-employee director is defined as each member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1,000,000 shares of PMI common stock may be awarded under the Non-Employee Directors Plan. As of March 31, 2008, shares available for grant under the plan were 916,665.

Equity Awards Converted from Previously Issued Altria Group, Inc. Awards

Prior to the Distribution Date, all employee incentive awards were granted by Altria Group, Inc. In connection with the Distribution, employee stock awards were modified in the manner described further in Note 1. Basis of Presentation and Separation from Altria Group, Inc.

PMI stock compensation awards issued upon the completion of the conversion of existing Altria Group, Inc. stock compensation awards into PMI awards on March 31, 2008 are presented below:

	Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding and exercisable at March 31, 2008	28,336,348	$22.90	2 years	$784

			Shares	Weighted Average Grant Date Fair Value

Restricted stock and deferred stock awards			5,867,974	$61.42

The grant price information for restricted stock and deferred stock awarded reflects historical market prices at date of grant and are not adjusted to reflect the PMI Spin-off.

Restricted and deferred stock awards of 5.9 million shares were issued at a weighted average grant date price of $61.42, resulting in $360 million of unrecognized compensation cost. As of March 31, 2008, $191 million of the unrecognized compensation cost has been amortized since the original grant date and the remaining $169 million of unrecognized compensation cost has yet to be amortized. The cost is recognized over the vesting period of the awards, which generally is 3 years.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5. Benefit Plans:

Pension coverage for employees of PMI and its subsidiaries is provided, to the extent deemed appropriate, through separate country plans, many of which are governed by local statutory requirements.

As discussed in Note 1. Basis of Presentation and Separation from Altria Group, Inc., prior to the Spin-off, certain employees of PMI participated in the U.S. benefit plans offered by Altria Group, Inc. After the Distribution Date, the benefits previously provided by Altria Group, Inc. are now provided by PMI. As a result, new plans have been established by PMI, and the related plan assets (to the extent that the benefit plans were previously funded) and liabilities have been transferred to the new plans. The transfer of these benefits resulted in PMI recording additional liabilities of $162 million in its consolidated balance sheet, partially offset by the related deferred tax assets ($23 million) and an adjustment to stockholders’ equity ($27 million). In April 2008, Altria Group, Inc. paid PMI a corresponding amount of $112 million in cash, which is net of the related tax benefit.

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost for pension plans consisted of the following:

	For the Three Months Ended March 31,
	2008	2007
	(in millions)

Service cost	$32	$35
Interest cost	40	33
Expected return on plan assets	(62)	(52)
Amortization:
Net loss	2	7
Prior service cost	2	1

Net periodic pension cost	$14	$24

Employer Contributions

PMI presently makes, and plans to make, contributions, to the extent that they are tax deductible, in order to maintain plan assets in excess of the accumulated benefit obligation of its funded plans. Employer contributions of $61 million were made to plans during the three months ended March 31, 2008. Currently, PMI anticipates making additional contributions during the remainder of 2008 of approximately $46 million to its plans, based on current tax law. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6. Goodwill and Other Intangible Assets, net:

Goodwill and other intangible assets, net, by segment were as follows (in millions):

	Goodwill		Other Intangible Assets, net
	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007

European Union	$1,630	$1,510	$71	$69
Eastern Europe, Middle East and Africa	722	714	206	205
Asia	4,118	4,033	1,463	1,457
Latin America	1,780	1,668	179	175

Total	$8,250	$7,925	$1,919	$1,906

Goodwill is due primarily to PMI’s acquisitions in Indonesia, Mexico, Greece, Serbia, Colombia and Pakistan. The movement in goodwill and gross carrying amount of intangible assets from December 31, 2007, is as follows (in millions):

	Goodwill	Intangible Assets
Balance at December 31, 2007	$7,925	$1,986
Changes due to:
Acquisitions	115	(13)
Currency	210	38

Balance at March 31, 2008	$8,250	$2,011

The changes from acquisitions are primarily related to the allocation of purchase price for PMI’s acquisitions in Mexico and Pakistan.

Additional details of intangible assets were as follows (in millions):

	March 31, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$1,342		$1,339
Amortizable intangible assets	669	$92	647	$80

Total intangible assets	$2,011	$92	$1,986	$80

Non-amortizable intangible assets substantially consist of brand names from PMI’s 2005 acquisition in Indonesia. Amortizable intangible assets consist primarily of certain trademarks and non-compete agreements associated with acquisitions. Pre-tax amortization expense for intangible assets during the three months ended March 31, 2008 and 2007, was $9 million and $6 million, respectively. Amortization expense for each of the next five years is estimated to be $40 million or less, assuming no additional transactions occur that require the amortization of intangible assets.

During the first quarter of 2008, PMI completed its annual review of goodwill and non-amortizable intangible assets, and no charges resulted from this review.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7. Financial Instruments:

Derivative Financial Instruments

PMI operates in markets outside of the United States, with manufacturing and sales facilities in various locations around the world. PMI utilizes certain financial instruments to manage its foreign currency exposure. Derivative financial instruments are used by PMI, principally to reduce exposures to market risks resulting from fluctuations in foreign exchange rates by creating offsetting exposures. PMI is not a party to leveraged derivatives and, by policy, does not use derivative financial instruments for speculative purposes.

During the three months ended March 31, 2008 and 2007, ineffectiveness related to fair value hedges and cash flow hedges was not material. PMI’s hedges at March 31, 2008 relate to forecasted transactions which are expected to occur over the next twenty-one months. At March 31, 2008, PMI expects approximately $70 million of derivative losses reported in accumulated other comprehensive earnings (losses) to be reclassified to the consolidated statement of earnings within the next twelve months. These losses are expected to be offset by gains on the respective forecasted transactions.

Within currency translation adjustments at March 31, 2008, PMI recorded gains of $37 million, net of income taxes, which represented effective hedges of net investments.

Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Three Months Ended March 31,
	2008	2007
	(in millions)
Loss at beginning of period	$(10)	$-
Derivative losses (gains) transferred to earnings	29	(1)
Change in fair value	(201)	(2)

Loss as of March 31	$(182)	$(3)

The change in fair value is due primarily to the weakness of the U.S. dollar versus the Euro and the Japanese yen.

Fair value

On January 1, 2008, PMI adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring the fair value and expands disclosures about fair value measurements. See Note 13. Fair Value Measurements for disclosures related to the fair value of PMI’s derivative financial instruments.

Note 8. Acquisitions:

During the first quarter of 2007, PMI acquired an additional 50.2% stake in a Pakistan cigarette manufacturer, Lakson Tobacco Company Limited (“Lakson Tobacco”), and completed a mandatory tender offer for the remaining shares, which increased PMI’s total ownership interest in Lakson Tobacco from 40% to approximately 98%, for $388 million. The effect of this acquisition was not material to PMI’s consolidated financial position, results of operations or operating cash flows in any of the periods presented.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In November 2007, PMI acquired an additional 30% stake in its Mexican tobacco business from Grupo Carso, S.A.B. de C.V., or Grupo Carso, which increased our ownership interest to 80%, for $1.1 billion. After this transaction was completed, Grupo Carso retained a 20% stake in the business. PMI also entered into an agreement with Grupo Carso which provides the basis for PMI to potentially acquire, or for Grupo Carso to potentially sell to PMI, Grupo Carso’s remaining 20% in the future. The effect of this acquisition was not material to our consolidated financial position, results of operations or operating cash flows in any of the periods presented.

On April 23, 2008, PMI announced it had reached an agreement to acquire the fine cut trademark Interval and certain other trademarks in the other tobacco products category from Imperial Tobacco Group PLC. The transaction has a value of 254 million Euros (approximately $404 million). The agreement is subject to approval by the European Commission and certain local regulatory agencies and is expected to be completed by the end of the second quarter of 2008.

Note 9. Earnings Per Share:

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Three Months Ended March 31,
	2008	2007
	(in millions)

Net earnings	$1,867	$1,445

Weighted average shares for basic and diluted EPS	2,108	2,109

As discussed in Note 1. Basis of Presentation and Separation from Altria Group, Inc., on March 28, 2008, Altria Group, Inc. completed the distribution of one share of PMI common stock for each share of Altria Group, Inc. common stock outstanding as of the Record Date. As a result, PMI had 2,108,901,789 shares of common stock outstanding immediately following the distribution.

In prior periods, PMI had 150 shares of common stock outstanding. As a result of the distribution, and in accordance with U.S. GAAP, all prior period EPS amounts were adjusted to reflect the new capital structure of PMI. The same number of shares is being used for both diluted earnings per share and basic earnings per share for all periods prior to the Distribution Date as no PMI equity awards were outstanding prior to the Distribution Date.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10. Segment Reporting:

PMI’s subsidiaries and affiliates are engaged in the manufacture and sale of cigarettes and other tobacco products in markets outside of the United States of America. Reportable segments for PMI are organized and managed by geographic region. PMI’s reportable segments are European Union; Eastern Europe, Middle East and Africa; Asia; and Latin America.

PMI’s management reviews operating companies income to evaluate segment performance and allocate resources. Operating companies income for the segments excludes general corporate expenses and amortization of intangibles. Interest expense, net, and provision for income taxes are centrally managed and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by management.

Segment data were as follows:

	For the Three Months Ended March 31,
	2008	2007

	(in millions)
Net revenues:
European Union	$7,458	$6,554
Eastern Europe, Middle East and Africa	3,612	2,790
Asia	3,122	2,750
Latin America	1,407	1,174

Net revenues	$15,599	$13,268

Earnings before income taxes and minority interest:
Operating companies income:
European Union	$1,309	$1,030
Eastern Europe, Middle East and Africa	792	567
Asia	584	469
Latin America	152	88
Amortization of intangibles	(9)	(6)
General corporate expenses	(13)	(17)

Operating income	2,815	2,131
Interest expense, net	(75)	(10)

Earnings before income taxes and minority interest	$2,740	$2,121

Items affecting the comparability of PMI’s results from operations were asset impairment and exit costs incurred during the three months ended March 31, 2008 and 2007. See Note 2. Asset Impairment and Exit Costs, for a breakdown of these costs by segment.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11. Contingencies:

Legal proceedings covering a wide range of matters are pending or threatened against us, and/or our subsidiaries, and/or our indemnitees in various jurisdictions. Our indemnitees include distributors, licensees, and others that have been named as parties in certain cases and that we have agreed to defend, as well as pay costs and some or all of judgments, if any, that may be entered against them. Altria Group, Inc. and PM USA are also indemnitees, in certain cases, pursuant to the terms of the Distribution Agreement between Altria Group, Inc. and PMI. Various types of claims are raised in these proceedings, including, among others, product liability, consumer protection, antitrust, and tax.

It is possible that there could be adverse developments in pending cases against us and our subsidiaries. An unfavorable outcome or settlement of pending tobacco-related litigation could encourage the commencement of additional litigation.

Damages claimed in some of the tobacco-related litigation are significant and, in certain cases in Brazil, Israel, Nigeria and Canada, range into the billions of dollars. The variability in pleadings in multiple jurisdictions, together with the actual experience of management in litigating claims, demonstrate that the monetary relief that may be specified in a lawsuit bears little relevance to the ultimate outcome. Much of the litigation is in its early stages and litigation is subject to uncertainty. However, as discussed below, we have to date been largely successful in defending tobacco-related litigation.

We and our subsidiaries record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco-related cases; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Legal defense costs are expensed as incurred.

It is possible that our consolidated results of operations, cash flows or financial position could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. Nevertheless, although litigation is subject to uncertainty, we and each of our subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that we have valid defenses to the litigation pending against us, as well as valid bases for appeal of adverse verdicts. All such cases are, and will continue to be, vigorously defended. However, we and our subsidiaries may enter into settlement discussions in particular cases if we believe it is in our best interests to do so.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below lists the number of tobacco-related cases pending against us and/or our subsidiaries or indemnitees as of May 1, 2008, 2007 and 2006:

Type of Case	Number of Cases Pending as of May 1, 2008	Number of Cases Pending as of May 1, 2007	Number of Cases Pending as of May 1, 2006

Individual Smoking and Health Cases	129	135	139

Smoking and Health Class Actions	3	2	3

Health Care Cost Recovery Actions	9	3	4

Lights Class Actions	2	2	2

Individual Lights Cases (small claims court)(1)	2,013	16	19

Public civil actions	8	6	0

(1)	The 2,013 cases are all pending in small claims court in Italy where the maximum damage award claimed is approximately one thousand Euros per case.

Since 1995, when the first tobacco-related litigation was filed against a PMI entity, approximately 266 individual smoking and health, Lights and health care cost recovery cases in which we and/or one of our subsidiaries and indemnitees was a defendant have been dismissed. In addition, eight cases have been decided in favor of plaintiffs. Four of these cases have subsequently reached final resolution in our favor, and four remain on appeal. To date, we have paid total judgments of approximately six thousand Euros. These payments were made in order to appeal three Italian small claims cases, one of which was subsequently reversed on appeal and two of which remain on appeal. To date, no tobacco-related case has been finally resolved in favor of a plaintiff against us, our subsidiaries or indemnitees.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below lists the verdicts and post-trial developments in the two pending cases (excluding two individual cases on appeal from Italian small claims court) in which verdicts were returned in favor of plaintiffs:

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments

February 2004	Brazil/ADESF	Class Action	The Civil Court of Sao Paulo ruled in favor of the plaintiff and indicated that there would be a second phase of the case, at which those individuals who are members of the class could file their claims to prove causation and damages. The class was not defined in the ruling.	In April 2004, the trial court issued a decision that clarified that the amount of “moral damages” is R$1,000 (approximately $560) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. Actual damages are to be assessed in a second phase of the case. The size of the class cannot currently be estimated. Defendants appealed the decision to the Sao Paulo Court of Appeals and the case, including the judgment, is currently stayed pending appeal. In addition, the defendants filed a constitutional appeal to the Federal Supreme Court on the basis that the consumer association does not have standing to bring the lawsuit. Both appeals are pending.

October 2003	Brazil/ Da Silva	Individual Smoking and Health	The Court of Appeal of Rio Grande do Sul reversed the trial court ruling in favor of Philip Morris Brasil and awarded plaintiffs R$768,000 (approximately $433,000).	In December 2004, a larger panel of the Court of Appeal of Rio Grande do Sul overturned the adverse decision. Plaintiff has appealed to the Supreme Court. The appeal is pending.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pending claims related to tobacco products generally fall within the following categories:

Smoking and Health Litigation: These cases primarily allege personal injury and are brought by individual plaintiffs or on behalf of a class of individual plaintiffs. Plaintiffs’ allegations of liability in these cases are based on various theories of recovery, including negligence, gross negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, violations of deceptive trade practice laws and consumer protection statutes. Plaintiffs in these cases seek various forms of relief, including compensatory and other damages, and injunctive and equitable relief. Defenses raised in these cases include licit activity, failure to state a claim, lack of defect, lack of proximate cause, assumption of the risk, contributory negligence, and statute of limitations.

As of May 1, 2008, there were a number of smoking and health cases pending against our subsidiaries or indemnitees, as follows:

•

129 cases brought by individual plaintiffs against our subsidiaries (126) or indemnitees (3) in Argentina (52), Australia (1), Brazil (50), Chile (12), Costa Rica (1), Finland (3), Greece (1), Italy (5), the Philippines (1), Poland (2), and Scotland (1), compared with 135 such cases on May 1, 2007, and 139 cases on May 1, 2006; and

•	3 cases brought on behalf of classes of individual plaintiffs against our subsidiaries in Brazil (2) and Bulgaria (1) compared with 2 such cases on May 1, 2007, and 3 cases on May 1, 2006.

In the individual cases in Finland, in which our indemnitees (our former licensees now known as Amer Sports Corporation and Amerintie 1 Oy) and another member of the industry are defendants, plaintiffs allege personal injuries as a result of smoking. Trial began on March 3, 2008, and is expected to conclude by May 30, 2008.

In the first class action pending in Brazil, The Smoker Health Defense Association (ADESF) v. Souza Cruz, S.A. and Philip Morris Marketing, S.A., Nineteenth Lower Civil Court of the Central Courts of the Judiciary District of Sao Paulo, Brazil, filed July 25, 1995, our subsidiary and another member of the industry are defendants. The plaintiff, a consumer organization, is seeking damages for smokers and former smokers, and injunctive relief. The trial court found in favor of the plaintiff in February 2004. In April 2004, the trial court issued a decision that clarified that the amount of “moral damages” is R$1,000 (approximately $560) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. Actual damages are to be assessed in a second phase of the case. The size of the class cannot be currently estimated. Defendants appealed the decision to the Sao Paulo Court of Appeals and the case, including the judgment, is currently stayed pending appeal. In addition, the defendants filed a constitutional appeal to the Federal Supreme Court on the basis that the consumer association does not have standing to bring the lawsuit. Both appeals are pending.

In the second class action pending in Brazil, Public Prosecutor of Sao Paulo v. Philip Morris Brasil Industria e Comercio Ltda, Civil Court of the City of Sao Paolo, Brazil, filed August 6, 2007, our subsidiary is a defendant. The plaintiff, the Public Prosecutor of the State of Sao Paulo, is seeking (1) unspecified damages on behalf of all smokers nationwide, former smokers, and their relatives; (2) unspecified damages on behalf of people exposed to environmental tobacco smoke (“ETS”) nationwide, and their relatives; and (3) reimbursement of the health care costs allegedly incurred for the treatment of tobacco-related diseases by all 27 States, approximately 5,000 Municipalities, and the Federal District. In an interim ruling issued in December 2007, the trial court limited the scope of this claim to the State of Sao Paulo only. Our subsidiary was served with the claim in February 2008, and filed its answer to the complaint on March 10, 2008.

In the case in Bulgaria, Yochkolovski v. Sofia BT AD, et al., Sofia City Court, Bulgaria, filed March 12, 2008, our subsidiaries and other members of the industry are defendants. The plaintiff brought a collective claim on behalf of a class of smokers who were allegedly misled by the tar and nicotine yields printed on cigarette packs and who suffered personal injuries as a result of increasing their consumption of cigarettes. Plaintiff seeks damages for economic loss, pain and suffering and medical treatment as well as withdrawal from the market of

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

all cigarettes that allegedly do not comply with the tar and nicotine labeling requirements, until such time as they do comply. Our subsidiaries have not yet been served with the complaint. Prior to service, the Court must determine whether the complaint meets certain formal requirements and must also assess whether the named plaintiff has the capacity to represent the class.

The purported class action that was previously pending in Israel, Sasson, et al. v. Philip Morris International Inc., et al., District Court, Tel Aviv, Israel, filed July 11, 2005, in which our subsidiary and indemnitees (PM USA and our distributor M. H. Eliashar Distribution Ltd.) were defendants, has been terminated. Plaintiff sought compensation for a class of approximately 500,000 smokers for the cost of past and future smoking cessation treatment. The claim was dismissed in May 2007 on statute of limitations grounds. Plaintiff appealed to the Supreme Court, but failed to deposit the bond necessary to proceed with the appeal. Consequently, in January 2008, the Supreme Court dismissed the appeal and the case is terminated.

Health Care Cost Recovery Litigation: These cases, brought by governmental and non-governmental plaintiffs, seek reimbursement of health care cost expenditures allegedly caused by tobacco products. Plaintiffs’ allegations of liability in these cases are based on various theories of recovery including unjust enrichment, negligence, negligent design, strict liability, breach of express and implied warranty, violation of a voluntary undertaking or special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, defective product, failure to warn, sale of cigarettes to minors, and claims under statutes governing competition and deceptive trade practices. Plaintiffs in these cases seek various forms of relief including compensatory and other damages, and injunctive and equitable relief. Defenses raised in these cases include lack of proximate cause, remoteness of injury, failure to state a claim, adequate remedy at law, “unclean hands” (namely, that plaintiffs cannot obtain equitable relief because they participated in, and benefited from, the sale of cigarettes), and statute of limitations.

As of May 1, 2008, there were a total of 9 health care cost recovery cases pending against us, our subsidiaries and indemnitees, compared with 3 such cases on May 1, 2007, and 4 cases on May 1, 2006, as follows:

•	3 cases brought against us and our indemnitees in Canada (2) as well as against us, our subsidiary and our indemnitee in Israel (1); and

•	6 cases brought in Nigeria (5) and Spain (1) against our subsidiaries.

In the first health care cost recovery case pending in Canada, Her Majesty the Queen in Right of British Columbia v. Imperial Tobacco Limited, et al., Supreme Court, British Columbia, Vancouver Registry, Canada, filed January 24, 2001, we, our indemnitee (PM USA), and other members of the industry are defendants. The plaintiff, the government of the province of British Columbia, brought a claim based upon legislation enacted by the province authorizing the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, or will incur, resulting from a “tobacco related wrong.” The Supreme Court has held that the statute is constitutional. We and certain other non-Canadian defendants challenged the jurisdiction of the court. The court rejected the jurisdictional challenge and the case is in the early stages of litigation. Trial is set to begin September 6, 2010.

On March 13, 2008, a second health care cost recovery case was filed in Canada, Her Majesty the Queen in Right of New Brunswick v. Rothmans Inc., et al., Court of Queen’s Bench of New Brunswick, Trial Court, New Brunswick, Fredericton, Canada, in which we, our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The claim was filed by the government of the province of New Brunswick based on legislation enacted in the province. This legislation is very similar to the law introduced in British Columbia that authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur as a result of a “tobacco related wrong.” One of our indemnitees, PM USA, has been served with the complaint. Neither we, nor our second indemnitee, Altria Group Inc., has been served.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In the case in Israel, Kupat Holim Clalit v. Philip Morris USA, et al., Jerusalem District Court, Israel, filed September 28, 1998, we, our subsidiary, and our indemnitee (PM USA), together with other members of the industry are defendants. The plaintiff, a private health care provider, brought a claim seeking reimbursement of the cost of treating its members for alleged smoking-related illnesses for the years 1990-1998. Certain defendants filed a motion to dismiss the case. The motion was rejected, and those defendants filed a motion with the Israel Supreme Court for leave to appeal. The appeal was heard by the Supreme Court in March 2005, and the parties are awaiting the court’s decision.

In the first case in Nigeria, The Attorney General of Lagos State v. British American Tobacco (Nigeria) Limited, et al., High Court of Lagos State, Lagos, Nigeria, filed April 30, 2007, our subsidiary and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, plus punitive damages. On February 25, 2008, our subsidiary was served with a Notice of Discontinuance. The claim was formally dismissed on March 11, 2008. However, the Lagos government has since refiled its claim. Our subsidiary has not yet been served with the refiled complaint. We currently conduct no business in Nigeria.

In the second case in Nigeria, The Attorney General of Kano State v. British American Tobacco (Nigeria) Limited, et al., High Court of Kano State, Kano, Nigeria, filed May 9, 2007, our subsidiary and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, plus punitive damages. The case is in the early stages of litigation, and the defendants have filed various preliminary motions upon which the court is yet to rule.

In the third case in Nigeria, The Attorney General of Gombe State v. British American Tobacco (Nigeria) Limited, et al., High Court of Gombe State, Gombe, Nigeria, filed May 18, 2007, our subsidiary and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, plus punitive damages. The case is in the early stages of litigation, and the defendants have filed various preliminary motions upon which the court is yet to rule.

In the fourth case in Nigeria, The Attorney General of Oyo State, et al., v. British American Tobacco (Nigeria) Limited, et al., High Court of Oyo State, Ibidam, Nigeria, filed May 30, 2007, our subsidiary and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, plus punitive damages. The case is in the early stages of litigation, and the defendants have filed various preliminary motions upon which the court is yet to rule.

In the fifth case in Nigeria, The Attorney General of the Federation v. British American Tobacco (Nigeria) Limited, et al., Federal High Court, Abuja, Nigeria, filed July 25, 2007, our subsidiary and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various injunctive relief, plus punitive damages. Our subsidiary has not yet been served with the claim.

In the case in Spain, Junta de Andalucia, et al. v. Philip Morris Spain, et al., Court of First Instance, Madrid, Spain, filed February 21, 2002, our subsidiary and other members of the industry are defendants. The plaintiffs seek reimbursement for the cost of treating certain of their citizens for various smoking-related illnesses. In May 2004, the first instance court dismissed the case, finding that the State was a necessary party to the claim, and thus, the claim must be filed in the Administrative Court. The plaintiffs appealed. In February 2006, the appellate court affirmed the lower court’s dismissal. The plaintiffs filed notice that they intended to pursue their claim in the Administrative Court against the State. Because they were

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

defendants in the original proceeding, our subsidiary and other members of the industry filed notices with the Administrative Court that they are interested parties in the case. On September 20, 2007, the plaintiffs filed their complaint in the Administrative Court. In November 2007, the Administrative Court dismissed the claim. The plaintiffs asked the Administrative Court to reconsider its decision dismissing the case, and that request was rejected in a ruling rendered on February 20, 2008. Plaintiffs have filed a brief seeking leave to appeal to the Supreme Court.

Lights Cases: These cases, brought by individual plaintiffs, or on behalf of a class of individual plaintiffs, allege that the use of the term “lights” constitutes fraudulent and misleading conduct. Plaintiffs’ allegations of liability in these cases are based on various theories of recovery including misrepresentation, deception, and breach of consumer protection laws. Plaintiffs seek various forms of relief including restitution, and compensatory and other damages. Defenses raised include lack of causation, lack of reliance, assumption of the risk, and statute of limitations.

As of May 1, 2008, there were a number of lights cases pending against our subsidiaries and indemnitees, as follows:

•	1 case brought on behalf of a class of individual plaintiffs against our subsidiary and indemnitees in Israel, compared with 1 such case on May 1, 2007, and 1 case on May 1, 2006;

•

1 case brought on behalf of a class of individual plaintiffs against our indemnitee and other members of the industry in Israel, compared with 1 such case on May 1, 2007, and 1 such case on May 1, 2006; and

•

2,013 cases brought by individuals against our subsidiaries in the equivalent of small claims courts in Italy where the maximum damages claimed are approximately one thousand Euros per case, compared with 16 such cases on May 1, 2007, and 19 cases on May 1, 2006.

In the first class action listed above, El-Roy, et al. v. Philip Morris Incorporated, et al., District Court of Tel-Aviv/Jaffa, Israel, filed January 18, 2004, our subsidiary and our indemnitees (PM USA and our former importer Menache H. Eliachar Ltd.) are defendants. The plaintiffs filed a purported class action claiming that the class members were misled by the descriptor “lights” into believing that Lights cigarettes are safer than full flavor cigarettes. The claim seeks recovery of the purchase price of Lights cigarettes and compensation for distress for each class member. Hearings will take place in November 2008 for the court to decide whether the case meets the legal requirements necessary to allow it to proceed as a class action.

The claims in the second class action listed above, Navon, et al. v. Philip Morris Products USA, et al., District Court of Tel-Aviv/Jaffa, Israel, filed December 5, 2004, are similar to those in El-Roy, and the case is currently stayed pending a ruling on class certification in El-Roy.

Public Civil Actions: Claims have been filed either by an individual, or a public or private entity, seeking to protect collective or individual rights, such as the right to health, the right to information or the right to safety. Plaintiffs’ allegations of liability in these cases are based on various theories of recovery including product defect, concealment, and misrepresentation. Plaintiffs in these cases seek various forms of relief including injunctive relief such as banning cigarettes, descriptors, smoking in certain places and advertising, as well as implementing communication campaigns and reimbursement of medical expenses incurred by public or private institutions.

As of May 1, 2008, there were eight public civil actions pending against our subsidiaries in Argentina (1), Brazil (2), Colombia (4), and Turkey (1).

In the public civil action in Argentina, Asociación Argentina de Derecho de Danos v. Massalin Particulares S.A., et al., Civil Court of Buenos Aires, Argentina, filed February 26, 2007, our subsidiary and another member of the industry are defendants. The plaintiff, a consumer association, seeks the establishment of a relief fund for reimbursement of medical costs associated with diseases allegedly caused by smoking. Our subsidiary filed its answer to the complaint in September 2007.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In the first public civil action in Brazil, Osorio v. Philip Morris Brasil Industria e Comercio Ltda, et al., Federal Court of Sao Paolo, Brazil, filed September 2003, our subsidiary, another member of the industry and various government entities are defendants. The plaintiff seeks a ban on the production and sale of cigarettes on the grounds that they are harmful to health and cause the government to spend money on health care. Plaintiff alleges that smoking violates the Brazilian constitutional right to health, that smokers have no free will because they are addicted, and that ETS is harmful. Plaintiff seeks the suspension of the defendants’ licenses to manufacture cigarettes, the revocation of any import licenses for tobacco-related products, the collection of all tobacco-containing products from the market, and a daily fine amounting to approximately $600,000 for any violation of the injunction order. Our subsidiary filed its answer to the complaint in June 2004.

In the second public civil action in Brazil, Associacao dos Consumidores Explorados do Distrito Federal v. Sampoerna Tabacos America Latina Ltda., State Trial Court of Brasilia, Brazil, filed April 14, 2006, our subsidiary is a defendant. The plaintiff, a consumer association, seeks a ban on the production and sale of cigarettes on the grounds that they are harmful to health. Plaintiff’s complaint also requests that a fine amounting to approximately $500,000 per day be imposed should the ban be granted and defendant continue to produce or sell cigarettes. Our subsidiary filed a response to the complaint in June 2006. The trial court dismissed the case in November 2007. Plaintiff has appealed.

In the first public civil action in Colombia, Garrido v. Philip Morris Colombia S.A., Civil Court of Bogotá, Colombia, filed August 28, 2006, our subsidiary is a defendant. The plaintiff seeks various forms of injunctive relief, including the ban of the use of “lights” descriptors, and requests that defendant be ordered to finance a national campaign against smoking. Our subsidiary filed its answer in April 2007.

In the second public civil action in Colombia, Garrido v. Coltabaco (Garrido II), Civil Court of Bogotá, Colombia, filed October 27, 2006, our subsidiary is a defendant. The plaintiff seeks various forms of injunctive relief, including the ban of the use of “lights” descriptors, and requests that defendant be ordered to finance a national campaign against smoking. Our subsidiary filed its answer in April 2007.

In the third public civil action in Colombia, Morales v. Philip Morris Colombia S.A. and Colombian Government, Administrative Court of Bogotá, Colombia, filed February 2, 2007, our subsidiary and a government entity are defendants. The plaintiff alleges violations of the collective right to a healthy environment, public health rights, and the rights of consumers, and that the government failed to protect those rights. Plaintiff seeks various monetary damages and other relief, including a ban on descriptors and a ban on cigarette advertising. Our subsidiary filed its answer to the complaint in March 2007.

In the fourth public civil action in Colombia, Guzman v. Coltabaco, et al., Administrative Court of Bogotá, Colombia, filed May 8, 2007, our subsidiary, another member of the industry and various government entities are defendants. The plaintiff is seeking economic restitution to the country, an increase in sales tax for cigarettes, as well as various forms of injunctive relief. Our subsidiary filed its answer in June 2007.

In the public civil action in Turkey, Consumer Awareness Enhancement Association v. TEKEL, et al., Istanbul Consumer Court, Istanbul, Turkey, filed March 23, 2007, our subsidiary and another member of the industry are defendants. The plaintiff, a consumer association, argues that cigarette manufacturers and importers should be banned from providing cigarettes to Turkish consumers. Our subsidiary filed its answer in June 2007. The trial court dismissed the case in October 2007. Plaintiff has appealed.

The public civil action previously pending in Brazil, Associacao dos Consumidores Explorados do Distrito Federal v. Philip Morris Brasil Industria e Comercio Ltda., State Court of Brasilia, Brazil, filed April 14, 2006, in which our subsidiary was a defendant, has now been terminated. The plaintiff, a consumer association, sought a ban on the production and sale of cigarettes on the grounds that they are harmful to health. Plaintiff’s complaint also requested a fine amounting to approximately $500,000 per day be imposed should the ban be

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

granted and defendant continued to produce or sell cigarettes. Our subsidiary filed a response to the complaint in June 2006. The trial court dismissed the case in June 2007. Plaintiff appealed. On February 20, 2008, the Court of Appeal dismissed the plaintiff’s appeal. Plaintiff did not appeal the Court of Appeal’s decision. The case is now terminated.

Other Litigation: Other litigation includes an antitrust suit and various tax cases:

•	Antitrust: 1 case brought on behalf of a class of individual plaintiffs in the state of Kansas in the United States against us and other members of the industry alleging price-fixing; and

•

Tax: In Brazil, there are 106 tax cases involving Philip Morris Brasil relating to the payment of state tax on the sale and transfer of goods and services, federal social contributions, excise, social security and income tax, and other matters. Thirty-nine of these cases are under administrative review by the relevant fiscal authorities and sixty-seven are under judicial review by the courts.

In the antitrust class action in Kansas, Smith v. Philip Morris Companies, Inc., et al., in the District Court of Seward County, Kansas, filed February 7, 2000, we and other members of the industry are defendants. The plaintiff asserts that the defendant cigarette companies engaged in an international conspiracy to fix wholesale prices of cigarettes and sought certification of a class comprised of all persons in Kansas who were indirect purchasers of cigarettes from the defendants. The plaintiff claims unspecified economic damages resulting from the alleged price fixing, trebling of those damages under the Kansas price-fixing statute and counsel fees. The trial court granted plaintiff’s motion for class certification and refused to permit the defendants to appeal. The case is now in the discovery phase and no trial date has yet been set.

Guarantees

At March 31, 2008, PMI’s third-party guarantees, which are primarily related to excise taxes, were $52 million, of which $47 million have no specific expiration dates. The remainder expire through 2011, with no guarantees expiring through March 31, 2009. PMI is required to perform under these guarantees in the event that a third party fails to make contractual payments. PMI does not have a liability on its condensed consolidated balance sheet at March 31, 2008, as the fair value of these guarantees is insignificant since the probability of future payments under these guarantees is remote.

Under the terms of the Distribution Agreement between Altria Group, Inc. and PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria Group, Inc. and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. PMI does not have a liability recorded on its balance sheet at March 31, 2008, as the fair value of this indemnification is insignificant since the probability of future payments under this indemnification is remote.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12. Income Taxes:

PMI accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Prior to the Distribution Date, the accounts of PMI were included in Altria Group, Inc.’s consolidated United States federal income tax return, and federal income taxes were computed on a separate company basis. PMI made payments to, or was reimbursed by, Altria Group, Inc. for the tax effects resulting from its inclusion in Altria Group, Inc.’s consolidated United States federal income tax return. Beginning March 31, 2008, PMI is no longer a member of the Altria Group, Inc. consolidated tax return group, and PMI will file its own federal consolidated income tax return.

Prior to the Distribution Date, federal tax contingencies relating to PMI were recorded as liabilities on the balance sheet of Altria Group, Inc. In April 2008, Altria Group, Inc. reimbursed PMI in cash for these liabilities, which were $97 million.

Income tax provisions for jurisdictions outside the United States, as well as state and local income tax provisions, were determined on a separate company basis and the related assets and liabilities were recorded in PMI’s condensed consolidated balance sheets.

PMI’s effective tax rate for the quarter ended March 31, 2008 was 29.6%. The tax rate is based on PMI’s full year geographical earnings mix projections and cash repatriation plans. Changes in earnings mix or in cash repatriation plans could have an impact on the effective tax rate which PMI monitors each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

On January 1, 2007, PMI adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As a result of the January 1, 2007 adoption of FIN 48, PMI recognized a $472 million decrease for unrecognized tax benefits, which resulted in an increase to stockholder’s equity as of January 1, 2007 of $471 million and a reduction of federal deferred tax benefits of $1 million.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 13. Fair Value Measurements:

As discussed in Note 7. Financial Instruments, on January 1, 2008, PMI adopted SFAS No. 157 “Fair Value Measurements.”(“SFAS 157”) SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 -	Quoted prices in active markets for identical assets or liabilities.

Level 2 -	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 -	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Debt

The fair value of PMI’s outstanding debt, as utilized solely for annual disclosure purposes, is determined by utilizing quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities.

Derivative Financial Instruments

PMI assesses the fair value of its derivative financial instruments using internally developed models that use, as their basis, readily observable future amounts, such as cash flows, earnings, and the current market expectations of those future amounts. These derivatives include forward foreign exchange contracts, foreign currency swaps and foreign currency options. Derivative financial instruments have been classified within Level 2. See Note 7. Financial Instruments for additional discussion on derivative financial instruments.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The aggregate fair value of PMI’s derivative financial instruments as of March 31, 2008, was as follows:

	For the Three Months Ended March 31, 2008	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Derivatives	$52	$		$52	$

Total assets at fair value	$52		$-	$52		$-

Derivatives	$245	$		$245	$

Total liabilities at fair value	$245		$-	$245		$-

On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” (“FSP No. 157-2”) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until 2009. PMI adopted FSP No. 157-2 beginning January 1, 2008 and deferred the application of SFAS No. 157 to goodwill and intangible assets, net, until January 1, 2009.

Note 14. New Accounting Standards:

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) is effective for business combinations that close on or after January 1, 2009, the first day of PMI’s annual reporting period beginning after December 15, 2008. SFAS 141(R) requires the recognition of assets acquired, liabilities assumed and any noncontrolling interest in the acquiree to be measured at fair value as of the acquisition date. Additionally, costs incurred to effect the acquisition are to be recognized separately from the acquisition and expensed as incurred.

Additionally, in December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 changes the reporting for minority interests by reporting these as noncontrolling interests within equity. Moreover, SFAS 160 requires that any transactions between an entity and a noncontrolling interest are to be accounted for as equity transactions. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. SFAS 160 is to be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires disclosures on how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect the company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, at which time the Company will amend its disclosures accordingly.

PMI is currently evaluating the impact of these new standards.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Our Company

We are a holding company whose subsidiaries and affiliates, and their licensees, are engaged in the manufacture and sale of cigarettes and other tobacco products in markets outside the United States of America. We manage our business in four segments:

•	European Union;
•	Eastern Europe, Middle East and Africa;
•	Asia; and
•	Latin America.

Our products are sold in approximately 160 countries and, in many of these countries, they hold the number one or number two market share position. We have a wide range of premium and above, high price, mid-price and low price brands. Our portfolio comprises international and local brands.

We use the term net revenues to refer to our operating revenues from the sale of our products, net of sales and promotion incentives. Our net revenues and operating income are affected by various factors, including the volume of products we sell, the price of our products, changes in currency exchange rates and the mix of products we sell. Mix is a term used to refer to the proportionate value of premium price brands to mid-price or low price brands in any given market (product mix). Mix can also refer to the proportion of volume in more profitable markets versus volume in less-profitable markets (geographic mix). We are often required to collect excise taxes from our customers and then remit them to local governments, and, in those circumstances, we include excise taxes as a component of net revenues and as part of our cost of sales. Aside from excise taxes, our cost of sales consists principally of tobacco leaf, non-tobacco raw materials, labor and manufacturing costs.

Our marketing, administration and research costs include the costs of marketing our products, other costs generally not related to the manufacture of our products, and costs incurred to develop new products. The most significant components of our marketing, administration and research costs are selling and marketing expenses, which relate to the cost of our sales force as well as to the advertising and promotion of our products.

We are a legal entity separate and distinct from our direct and indirect subsidiaries. Accordingly, our right, and thus the right of our creditors and stockholders, to participate in any distribution of the assets or earnings of any subsidiary is subject to the prior claims of creditors of such subsidiary, except to the extent that claims of our company itself as a creditor may be recognized. As a holding company, our principal sources of funds, including funds to make payment on the debt securities, are from the payment of dividends and repayment of debt from our subsidiaries. Our principal wholly-owned and majority-owned subsidiaries currently are not limited by long-term debt or other agreements in their ability to pay cash dividends or to make other distributions with respect to their common stock.

Separation from Altria Group, Inc.

Prior to March 28, 2008, we were a wholly-owned subsidiary of Altria Group, Inc., or Altria. On January 30, 2008, the Altria Board of Directors voted to spin off all of Altria’s shares of our common stock to Altria stockholders in a tax-free distribution pursuant to Section 355 of the U.S. Internal Revenue Code. The Distribution of our shares was made on March 28, 2008, the Distribution Date, to Altria stockholders of record on March 19, 2008, the Record Date. Altria Group, Inc. distributed one share of our stock for each share of Altria stock outstanding on the Record Date. Following the Distribution, our initial annualized dividend rate will be $1.84 per common share. All decisions regarding future dividends will be made by our Board of Directors.

Holders of Altria stock options were treated similarly to public stockholders and, accordingly, had their stock awards split into two instruments. Holders of Altria stock options received the following stock options, which, immediately after the Spin-off, had an aggregate intrinsic value equal to the intrinsic value of the pre-spin Altria options:

•	a new PMI option (issued by us) to acquire that number of shares of our common stock equal to the number of Altria options held by such person on the Distribution Date; and

•	an adjusted Altria option for the same number of shares of Altria common stock with a reduced exercise price.

As stipulated by the Employee Matters Agreement, the exercise price of each option was developed to reflect the relative market values of PMI and Altria Group, Inc. shares by allocating the price of Altria common stock before the distribution ($73.83) to PMI shares ($51.44) and Altria shares ($22.39), and then multiplying each of these allocated values by the Option Conversion Ratio. The Option Conversion Ratio is equal to the exercise price of the Altria option, prior to any adjustment for the distribution, divided by $73.83. As a result, the new PMI option and the adjusted Altria Group, Inc. option have an aggregate intrinsic value equal to the intrinsic value of the pre-split Altria Group, Inc. options.

Holders of Altria restricted or deferred stock awarded prior to January 30, 2008, retained their existing awards and received the same number of shares of our restricted or deferred stock. The restricted stock and deferred stock will not vest until the completion of the original restriction period (typically, three years from the date of the original grant). Recipients of Altria’s deferred stock awarded on January 30, 2008 who were employed by Altria after the Distribution received additional shares of deferred stock of Altria to preserve the intrinsic value of their award. Recipients of Altria’s deferred stock awarded on January 30, 2008 who were employed by us after the Distribution received substitute shares of our deferred stock to preserve the intrinsic value of their award.

To the extent that employees of the remaining Altria received our stock options, Altria reimbursed us in cash for the Black-Scholes fair value of the stock options received. To the extent that our employees held Altria stock options, we reimbursed Altria in cash for the Black-Scholes fair value of the stock options. To the extent that employees of Altria received PMI deferred stock, Altria paid to us the fair value of the PMI deferred stock less the value of projected forfeitures. To the extent that our employees held Altria restricted stock or deferred stock, we reimbursed Altria in cash for the fair value of the restricted or deferred stock less the value of projected forfeitures and any amounts previously charged to us for the restricted or deferred stock. Based upon the number of Altria stock awards outstanding at the Distribution Date, the net amount of these reimbursements resulted in a payment of $449 million from Altria to us ($427 million of which was paid in March 2008, with the remainder paid in April 2008). The reimbursement from Altria is reflected as an increase to our additional paid-in capital on the March 31, 2008 condensed consolidated balance sheet.

Prior to the Spin-off, we were included in Altria’s consolidated federal income tax return, and federal tax contingencies were recorded as liabilities on Altria’s balance sheet. In April 2008, Altria reimbursed us in cash for these liabilities, which were $97 million.

Prior to the Spin-off, certain of our employees participated in the U.S. benefit plans offered by Altria. After the Distribution Date, we will provide the benefits previously provided by Altria. As a result, we established new plans, and the related plan assets (to the extent that the benefit plans were previously funded) and liabilities have been transferred to the new plans. The transfer of these benefits resulted in our recording additional liabilities of $162 million in our consolidated balance sheet, partially offset by the related deferred tax assets ($23 million) and an adjustment to stockholders’ equity ($27 million). In April 2008, Altria paid us a corresponding amount of $112 million in cash, which is net of the related tax benefit.

A subsidiary of Altria provided us with certain corporate services at cost plus a management fee. After the Distribution, we independently undertook these activities, and services provided to us will cease in 2008. All intercompany accounts with Altria were settled in cash. As shown in the table below, the settlement of the intercompany accounts (including the amounts discussed above related to stock awards, tax contingencies and benefit plan liabilities) resulted in a net payment from Altria to us of $332 million. In March 2008, Altria made an estimated payment of $427 million to us, thereby resulting in us reimbursing $95 million to Altria in the second quarter of 2008.

Receivable from (payable to) Altria Group, Inc. and affiliates (in millions):

Modifications to Altria Group, Inc. stock awards	$449
Transfer of federal income tax contingencies	97
Transfer of employee benefit plan liabilities	112
Settlement of intercompany account (primarily taxes)	(326)

Net receivable from Altria Group, Inc. and affiliates	332
Less:
March 2008 payment from Altria for stock awards	(427)

Payable to Altria Group, Inc. and affiliates at March 31, 2008	$(95)

As part of the Spin-off, we paid to Altria $4.0 billion in special dividends in addition to our normal dividends to Altria. We paid $3.1 billion of these special dividends in 2007 and the remaining $900 million in the first quarter of 2008.

The shares issued as of the Distribution Date equal the number of shares of Altria stock outstanding on the Record Date. As a result, on the Distribution Date, we had 2,108,901,789 shares of common stock outstanding.

The same number of shares is being used for both diluted earnings per share and basic earnings per share for all periods prior to the Distribution Date as no PMI equity awards were outstanding prior to the Distribution Date.

Executive Summary

The following executive summary is intended to provide you with the significant highlights from the Discussion and Analysis that follows.

Consolidated Operating Results for the Three Months Ended March 31, 2008 – The changes in our reported net earnings and diluted EPS for the three months ended March 31, 2008, from the comparable 2007 amounts, were as follows (in millions, except per share data):

	Reported
	Net Earnings	Diluted EPS

For the three months ended March 31, 2007	$1,445	$0.69

2007 Asset impairment and exit costs	45	0.02

2008 Asset impairment and exit costs	(19)	(0.01)

Currency	189	0.09
Change in tax rate	(11)	(0.01)
Interest	(46)	(0.02)
Operations	264	0.13

For the three months ended March 31, 2008	$1,867	$0.89

See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Asset Impairment and Exit Costs - We recorded pre-tax asset impairment and exit costs primarily related to the streamlining of various administrative functions and operations. During the three months ended March 31, 2008, we recorded pre-tax asset impairment and exit costs of $23 million ($19 million after-tax). During the three months ended March 31, 2007, we recorded pre-tax asset impairment and exit costs of $62 million ($45 million after-tax). For further details on the asset impairment and exit costs, see Note 2 to the Condensed Consolidated Financial Statements.

Currency – The favorable currency impact is due primarily to the weakness of the U.S. dollar versus the Euro, Turkish lira, Japanese yen and Russian ruble.

Income Taxes – Our income tax rate for the three months ended March 31, 2008 increased 0.5 percentage points to 29.6%.

Interest – The unfavorable impact of interest was due primarily to additional interest expense associated with the borrowings to finance the special dividends to Altria.

Operations – The increase in earnings from our operations was due primarily to the following:

•	Eastern Europe, Middle East and Africa. Higher income due primarily to higher pricing and higher volume/mix;

•	Asia. Higher income due primarily to lower marketing, administration and research costs, and higher pricing;

•	European Union. Higher income due primarily to higher pricing and lower marketing, administration and research costs, partially offset by lower volume/mix; and

•	Latin America. Higher income due primarily to higher pricing, higher volume/mix and the favorable impact of acquisitions.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2008 Forecasted Results – On April 23, 2008, we raised our forecast for reported 2008 full-year diluted earnings per share, reflecting favorable currency, business momentum and increased reinvestment in the business, to a range of $3.18 to $3.24 for the full-year 2008, representing a growth rate of approximately 14% to 16%, from a revised pro-forma adjusted base of $2.79 per share in 2007. This compares to a previously disclosed range of $3.11 to $3.17 for the full-year 2008. Following the completion of the Spin-off, historical basic and diluted earnings per share amounts have been recalculated based on the actual number of shares issued by Altria Group, Inc. on the Distribution Date. Consequently, the previously disclosed 2007 pro-forma adjusted base per share of $2.78 has been revised to $2.79. This forecast includes the announced acquisition of Interval and other tobacco products trademarks, but excludes the impact of any potential additional future acquisitions and a number of other factors. The factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast.

Discussion and Analysis

Consolidated Operating Results

See pages 55-60 for a discussion of our Cautionary Factors That May Affect Future Results. Our cigarette volume, net revenues, excise taxes on products and operating companies income by segment were as follows:

	For the Three Months Ended March 31,
	2008	2007
	(in millions)

Cigarette volume:
European Union	62,773	66,697
Eastern Europe, Middle East and Africa	74,919	72,785
Asia	57,050	51,847
Latin America	23,195	21,969

Total cigarette volume	217,937	213,298

Net revenues:
European Union	$7,458	$6,554
Eastern Europe, Middle East and Africa	3,612	2,790
Asia	3,122	2,750
Latin America	1,407	1,174

Net revenues	$15,599	$13,268

Excise taxes on products:
European Union	$5,021	$4,389
Eastern Europe, Middle East and Africa	1,785	1,278
Asia	1,571	1,343
Latin America	892	709

Excise taxes on products	$9,269	$7,719

Operating income:
Operating companies income:
European Union	$1,309	$1,030
Eastern Europe, Middle East and Africa	792	567
Asia	584	469
Latin America	152	88
Amortization of intangibles	(9)	(6)
General corporate expenses	(13)	(17)

Operating income	$2,815	$2,131

As discussed in Note 10. Segment Reporting, we evaluate segment performance and allocate resources based on operating companies income, which we define as operating income before general corporate expenses and amortization of intangibles. We believe it is appropriate to disclose this measure to help investors analyze the business performance and trends of our various business segments.

The following events that occurred during the three months ended March 31, 2008 and 2007, affected the comparability of our statement of earnings amounts.

•	Asset Impairment and Exit Costs – For the three months ended March 31, 2008 and 2007, pre-tax asset impairment and exit costs consisted of the following:

	For the Three Months Ended March 31,
	2008	2007
	(in millions)

Separation programs:
European Union	$8	$29
Eastern Europe, Middle East and Africa		12
Asia		14
Latin America		7

Total separation programs	8	62

Contract termination charges:
Eastern Europe, Middle East and Africa	1
Asia	14

Total contract termination charges	15	-

Asset impairment and exit costs	$23	$62

For further details on asset impairment and exit costs see Note 2 to our condensed consolidated financial statements.

Consolidated Results of Operations for the Three Months Ended March 31, 2008

The following discussion compares our consolidated operating results for the three months ended March 31, 2008, with the three months ended March 31, 2007.

Cigarette volume of 217.9 billion units increased 4.6 billion units or 2.2%. This increase was due primarily to acquisitions in Pakistan and Mexico. Excluding acquisitions, cigarette shipment volume was down 0.8% due primarily to lower volume in the European Union segment.

We achieved market share gains in a number of markets, including Argentina, Belgium, Egypt, Italy, Korea, Mexico, the Netherlands, Portugal, Russia, Spain and Ukraine.

Total cigarette shipments of Marlboro of 77.3 billion units were down 1.2%, with growth in Eastern Europe, Middle East and Africa, Asia and Latin America more than offset by a decline in the European Union. Total cigarette shipments of L&M of 23.8 billion units were down 8.0%, with a decline in Eastern Europe, Middle East and Africa, partially offset by growth in the European Union. Driven by a strong increase in shipments in Eastern Europe, Middle East and Africa, total cigarette shipments of Chesterfield grew 18.3% versus the prior-year quarter. Total cigarette shipments of Parliament recorded similar strong growth, up 18.8%, with gains in Eastern Europe, Middle East and Africa and Asia. Virginia Slims, led by shipments in Asia, grew 13.7%. Total shipment volume of other tobacco products (in cigarette equivalent units) surged more than 33.0%, fueled by strong growth in Germany and Poland.

Net revenues, which include excise taxes billed to customers, increased $2.3 billion or 17.6%. Excluding excise taxes, net revenues increased $781 million or 14.1% to $6.3 billion. This increase was due primarily to favorable currency ($482 million), net price increases ($292 million) and the impact of acquisitions ($46 million), partially offset by lower volume/mix ($39 million).

Excise taxes on products increased $1.6 billion (20.1%), due primarily to currency movements ($927 million), higher excise tax rates ($647 million) and acquisitions. As discussed under the caption “Business Environment,” there is a trend toward governments’ increasing excise taxes in all of the markets in which we operate. We expect excise taxes to continue to increase.

Cost of sales increased $178 million (8.4%), due primarily to currency movements ($153 million) and acquisitions ($8 million).

Marketing, administration and research costs decreased $45 million (3.7%), due primarily to the 2007 charges related to the termination of a distributor relationship in Indonesia ($30 million), lower marketing expenses ($36 million), lower general and administrative expenses ($34 million) and lower research and development costs ($16 million), partially offset by currency ($74 million) and acquisitions ($20 million).

Operating income increased $684 million or 32.1%. This increase was due primarily to net price increases ($279 million), favorable currency ($255 million), lower asset impairment and exit costs ($39 million), and lower marketing, administration and research costs, partially offset by lower volume/mix ($35 million).

Currency movements increased net revenues by $1.4 billion ($482 million, after excluding the impact of currency movements on excise taxes) and operating income by $255 million. These increases were due primarily to the weakness versus prior year of the U.S. dollar against the Euro, Turkish lira, Japanese yen and Russian ruble.

Interest expense, net, of $75 million increased $65 million, due primarily to higher average debt levels.

Our tax rate increased 0.5 percentage points to 29.6%. The tax rate is based on our full year geographical earnings mix projections and cash repatriation plans. Changes in earnings mix or in cash repatriation plans could have an impact on the effective tax rate which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions. We are evaluating the impact of certain U.S. income tax regulations proposed in February 2008 and the ability to apply them to open tax years. If we can apply the proposed regulations retroactively, there may be a one-time tax benefit of between $140 million and $160 million. The evaluation is expected to be completed no later than the third quarter of 2008.

Net earnings of $1.9 billion increased $422 million or 29.2%. This increase was due primarily to higher operating income, partially offset by higher interest expense, net. Diluted and basic EPS of $0.89 increased by 29.0%.

Operating Results by Business Segment

Business Environment

Taxes, Legislation, Regulation and Other Matters Regarding the Manufacture, Marketing, Sale and Use of Tobacco Products

The tobacco industry faces a number of challenges that may adversely affect our business, volume, results of operations, cash flows and financial position. These challenges, which are discussed below, and in “Cautionary Factors That May Affect Future Results,” include:

•	actual and proposed tobacco legislation and regulation;

•	actual and proposed excise tax increases as well as changes in excise tax structures;

•	price gaps and changes in price gaps between premium and lower price brands;

•	the diminishing prevalence of smoking and increased efforts by tobacco control advocates to further restrict smoking;

•	pending and threatened litigation as discussed above in Note 11. Contingencies;

•	actual and proposed requirements for the disclosure of cigarette ingredients and other proprietary information, as well as testing requirements and performance standards;

•	actual and proposed restrictions on imports in certain jurisdictions;

•	actual and proposed restrictions affecting tobacco manufacturing, packaging, marketing, advertising, product display and sales;

•	governmental and private bans and restrictions on smoking;

•	the sale of counterfeit cigarettes by third parties;

•	the sale of cigarettes by third parties over the Internet and by other means designed to avoid the collection of applicable taxes;

•	diversion into one market of cigarettes intended for sale in another;

•	the outcome of proceedings and investigations, and the potential assertion of claims, and proposed regulation relating to contraband shipments of cigarettes; and

•	governmental investigations.

In the ordinary course of business, we are subject to many influences that can affect the timing of sales to customers, including the timing of holidays and other annual or special events, the timing of promotions, customer incentive programs and customer inventory programs, as well as the actual or speculated timing of pricing actions and tax-driven price increases.

Excise Taxes: Cigarettes are subject to substantial excise taxes and to substantial taxation worldwide. Significant increases in cigarette-related taxes or fees have been proposed or enacted and are likely to continue to be proposed or enacted. In addition, in certain jurisdictions, our products are subject to tax structures that discriminate against premium price products and manufactured cigarettes and to inconsistent rulings and interpretations on complex methodologies to determine excise and other tax burdens.

Tax increases and discriminatory tax structures are expected to continue to have an adverse impact on our sales of cigarettes, due to lower consumption levels and to a shift in consumer purchases from the premium to the non-premium or discount segments or to other low price or low-taxed tobacco products or to counterfeit and contraband products.

Minimum Retail Selling Price Laws: Several EU Member States have enacted laws establishing a minimum retail selling price for cigarettes and, in some cases, other tobacco products. Subsequently, in March 2007, the European Commission announced that it was bringing an action against France and, on January 31, 2008, against Austria and Ireland in the European Court of Justice claiming that these countries’ minimum retail selling price systems infringe EU law. The European Commission previously announced that it had formally called upon Austria, Ireland and Italy to amend their legislation setting minimum retail selling prices for cigarettes. Should the European Commission prevail in the European Court of Justice, excise tax levels and/or price gaps in those markets could be adversely affected.

Framework Convention on Tobacco Control: The World Health Organization’s Framework Convention for Tobacco Control (“FCTC”) entered into force on February 27, 2005. As of April 2008, 153 countries, as well as the European Community, have become parties to the FCTC. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and, in certain instances, requires) signatory nations to enact legislation that would:

•	establish specific actions to prevent youth smoking;

•	restrict and/or eliminate all tobacco product advertising, marketing, promotions and sponsorships;

•	initiate public education campaigns to inform the public about the health consequences of smoking and the benefits of quitting;

•	implement regulations imposing product testing, disclosure and performance standards;

•	impose health warning requirements on packaging;

•	adopt measures that would eliminate cigarette smuggling and counterfeit cigarettes;

•	restrict smoking in public places;

•	implement public health-based fiscal policies (tax and price increases);

•	adopt and implement measures that ensure that packaging and labeling, including descriptive terms, do not create the false impression that one brand of cigarettes is safer than another;

•	phase out or restrict duty free tobacco sales; and

•	encourage litigation against tobacco product manufacturers.

We view the FCTC as an important catalyst to drive comprehensive regulation, and the speed at which tobacco regulation is being adopted in our markets has increased as a result of the treaty. In many respects, the areas of regulation we support mirror provisions of the FCTC. However, we disagree with the provisions requiring a total ban on marketing, a total ban on public smoking, a ban on the sale of duty free cigarettes, and the use of litigation against the tobacco industry. We also believe that excessive taxation can have significant adverse unintended consequences. In addition, some of the proposals currently under consideration by the Conference of the Parties, the governing body of the FCTC, could have the potential to substantially restrict our ability to manufacture and market our products. Some public health groups have sought extreme applications of the provisions of the Treaty that, as described below, may adversely affect our business, volume, results of operations, cash flows and financial position. Any recommendations would first have to be adopted by the Conference of Parties and then enacted by the countries that are Parties to the Treaty.

Tar and Nicotine Test Methods and Brand Descriptors: A number of public health organizations throughout the world, including WHO, have determined that the existing ISO standardized machine-based methods for measuring tar and nicotine yields provides misleading information about tar and nicotine deliveries and ISO based numbers should not be displayed. PMI has expressed the view that ISO numbers do not accurately reflect human smoking and we have supported WHO’s initial recommendation to supplement the ISO test method with a more intensive method, specifically the Health Canada method, which we believe would better illustrate the wide variability in the delivery of tar, nicotine and carbon monoxide, depending upon how an individual smokes a cigarette. The Health Canada method blocks ventilation holes, increases the puffs taken per minute, and the volume of smoke in each puff. Recently, ISO has established a Working Group to validate a more intensive smoking method. WHO is participating in the Group, but its technical experts have stated that no machine smoking regime can permit regulators or consumers to compare exposure to harmful constituents in the smoke of commercial cigarettes. Nevertheless, WHO’s Study Group on Tobacco Regulation (“TobReg”) has recommended the adoption of the Health Canada test method to serve as the basis for the regulation of smoke constituents, although the final decision will be made by the FCTC’s Conference of the Parties.

In light of public health concerns about the limitations of current machine measurement methodologies, governments and public health organizations have increasingly challenged the use of descriptors—such as “light,” “mild” and “low tar.” For example, the FCTC requires signatory nations to adopt and implement measures to ensure that tobacco product packaging and labeling, including descriptive terms, do not create “the false impression that a particular tobacco product is less harmful than other tobacco products.” TobReg concluded that descriptors such as “light, ultra light, mild and low tar” are “misleading terms” and should be banned. Many countries, including the entire EU, prohibit or are in the process of prohibiting descriptors such as “lights.” In most countries where descriptors are banned, tar, nicotine and carbon monoxide yields are still required to be printed on packs of cigarettes. We agree with public health advocates who have argued that where descriptors are banned, governments should also prohibit the printing of tar, nicotine and carbon monoxide yields on packs of cigarettes. Some public health advocates have also called for a ban on the use of colors which they claim are also used to signify that some brands provide lower yields of tar, nicotine and other smoke constituents. We do not agree with such proposals.

Testing and Reporting of Other Smoke Constituents: Three countries (Brazil, Canada, and Venezuela) require manufacturers to test for and report to regulators by-brand yields of other smoke constituents, 45 to 80 of which have been identified as potential causes of tobacco-related diseases. Testing and reporting these smoke constituents is considered to be a core component of tobacco product regulation and is being addressed by the FCTC’s Conference of the Parties, TobReg, national regulators and the public health community. We measure most of these constituents for our product research and development purposes, and support such regulation. However, there is no international consensus on which smoke constituents to test, and no validated analytical methods to measure the levels of those constituents in smoke. Moreover, there is extremely limited capacity to conduct by-brand testing on a global basis. In 2007, the Conference of Parties Working Group on Product Regulation indicated that these issues must be resolved before regulatory requirements for smoke constituent testing can be implemented. It is not certain when such requirements will be recommended by the Conference of the Parties and whether individual countries will adopt them, although bills to require similar testing are pending in some countries. The cost of by-brand testing could be significant and it is expected that the industry will be required to bear the burden of testing expenses as recommended by the Conference of the Parties.

Ceilings on Tar, Nicotine, Carbon Monoxide and Other Smoke Constituents: A number of countries and the EU have established maximum yields of tar, nicotine and/or carbon monoxide, as measured by the ISO standard test method. Despite the fact that public health authorities have questioned the significance of ISO measured tar, nicotine and carbon monoxide yields, no country has yet suggested that existing ceilings be eliminated. Although it is not possible to predict with certainty, other countries are likely to impose ceilings that are similar to those in existence in the EU. Nor has any country proposed or adopted ceilings for other smoke constituents. However, in April 2008, TobReg recommended that governments establish ceilings for 9 specific smoke constituents, including tobacco specific nitrosamines (“TSNAs”). The proposal would set ceilings at the median yield for each constituent in the market based on by-brand testing of all brands sold in the market over a 2 year period. Although TobReg has described its proposal as a conservative first step for regulation, it may have substantial adverse impact on some or all cigarette markets. Several public health advocates and scientists have criticized the proposal on the grounds that selectively reducing carcinogens in conventional cigarettes will not lead to a meaningful reduction in disease and thus will not benefit public health and/or will mislead consumers into believing that conventional cigarettes are safer. In fact, TobReg states that there is no proof that the ceilings will result in reduced harm or risk of disease, but argues that proof of a benefit is not required. In its view, a showing that “the substance be known to be harmful and that processes exist for its diminution or removal” is sufficient. The group justifies its proposal by noting differences in yields of constituents in commercial cigarettes, principally the higher levels of TSNAs in American blended cigarettes compared to Virginia cigarettes. It is not possible to predict whether or when this recommendation will be endorsed by the Conference of the Parties and, if so, implemented by governments.

Ingredient Disclosure Laws: Many countries have enacted or proposed legislation or regulations that require cigarette manufacturers to disclose publicly the ingredients used in the manufacture of cigarettes and, in certain cases, to provide toxicological information. While we believe the public health objectives of these requests can be met without providing exact by-brand formulae, we have and will continue to make full disclosures where adequate assurances of trade secret protection are provided. For example, under an EU tobacco product directive, tobacco companies are required to disclose ingredients and toxicological information to each Member State. In May 2007, the Commission published guidelines for full by-brand reporting requirements. We have made ingredient disclosures in compliance with the laws of all Member States, and have followed the guidelines in most Member States, making full by-brand disclosures in a manner that protects trade secrets in those Member States. In some jurisdictions, however, appropriate assurances of protection from disclosure may not be possible to obtain. In such circumstances, we will seek to resolve the matter with governments through alternative options. It is not possible to predict whether all governments will accept alternatives to full by-brand ingredient disclosures.

Restrictions and Bans on the Use of Ingredients: Some governments have prohibited the use of certain ingredients and public health authorities, including the European Commission, are considering further prohibitions. For example, the Conference of the Parties is developing guidelines that will provide detailed product regulation requirements that are likely to include standards for the use of tobacco product ingredients, including flavorings. However, in 2007, the Conference of Parties Working Group on Product Regulation stated that “testing and measuring of toxicity of cigarette [ingredients]…is an emerging field” and refrained from recommending a course of action pending “more work to develop a better understanding of these issues.” It is not certain when such requirements will be recommended by the Conference of the Parties and whether they will be adopted by individual countries. We support regulations requiring all manufacturers to determine whether their ingredients increase the overall toxicity of tobacco smoke and, if internationally available test methods are available, whether ingredients increase the addictiveness of smoke. We do not support bans of ingredients based on palatability or consumer appeal – a recommendation made by TobReg and other public health advocates – as these are inherently subjective standards and not appropriate bases for regulation.

Bans and Restrictions on Advertising, Marketing, Promotions and Sponsorships: For many years, countries have imposed partial or total bans on tobacco advertising, marketing and promotion. The FCTC calls for a “comprehensive ban on advertising, promotion and sponsorship” and requires governments that have no constitutional constraints to ban all forms of advertising. Where constitutional constraints exist, the FCTC requires governments to restrict or ban radio, television, print media, other media, including the Internet, and sponsorships of international events within 5 years. We oppose complete bans on advertising, but support limitations on marketing, provided that manufacturers retain the ability to communicate directly to adult smokers. The FCTC also requires disclosure of expenditures on advertising, promotion and sponsorship that is not prohibited. Some public health groups have called for bans of product displays, which some countries have adopted, and for generic packaging on the grounds that both display and packaging are forms of marketing.

Health Warning Requirements: Many countries require substantial health warnings on cigarette packs. In the EU, for example, health warnings must cover 30% of the front and 40% of the back of cigarette packs. The FCTC requires health warnings that cover, at a minimum, 30% of the front and back of the pack. However, the treaty recommends warnings covering 50% or more of the front and back of the pack. We support health warning requirements and defer to the governments on the content of the warnings, including graphics. In countries where health warnings are not required, we place them on packaging voluntarily in the official language or languages of the country. For example, we are voluntarily placing health warnings in many African countries in official local languages occupying 30% of the front and back of the pack. We do not support warning sizes that deprive us of our ability to use our distinctive trademarks and pack designs which differentiate our products from those of our competitors.

We support government initiatives to educate the public on the serious health effects of smoking. We have established a website that includes, among other things, the views of public health authorities on smoking, disease causation in smokers, addiction and exposure to ETS. The site reflects our agreement with the medical and scientific consensus that cigarette smoking is addictive, and causes lung cancer, heart disease, emphysema and other serious diseases in smokers. The website advises the public to rely on the messages of public health authorities in making all smoking-related decisions. The website’s address is www.pmintl.com. The information on our website is not, and shall not be deemed to be, a part of this document or incorporated into any filings we make with the SEC.

Restrictions on Public Smoking: Reports with respect to the health effects of exposure to ETS have been publicized for many years, and many markets have restricted smoking in public places. The pace and scope of public smoking restrictions have increased significantly in most of our markets, particularly in the EU, where Italy, Ireland, the UK, France, Finland and Sweden have banned virtually all indoor public smoking. Other countries around the world have adopted or are likely to adopt substantial public smoking restrictions. Some public health groups have called for, and some municipalities have adopted or proposed, bans on smoking in outdoor places, and some tobacco control groups have advocated banning smoking in cars with minors in them. The FCTC requires parties to the treaty to adopt restrictions on public smoking, and the Conference of the Parties adopted guidelines on public smoking based on the premise that any exposure to ETS is harmful; the guidelines call for total bans in all indoor public places, defining “indoor” broadly, and reject any exemptions based on type of venue (e.g., nightclubs). On private place smoking, such as cars and homes, the guidelines recommend increased education on the risk of exposure to ETS.

It is our policy to support a single, consistent public health message on the health effects of exposure to ETS. Our website states that “the conclusions of public health authorities on secondhand smoke warrant public health measures that regulate smoking in public places” and that “outright bans are appropriate in many places.” For example, we support banning smoking in schools, playgrounds and other facilities for youth and in indoor public places where general public services are provided such as public transportation vehicles, supermarkets, public spaces in indoor shopping centers, cinemas, banks and post offices.

Reduced Cigarette Ignition Propensity Legislation: Reduced ignition propensity standards have been adopted in Canada and are being considered in several other countries, notably Australia, New Zealand and the EU. On March 25, 2008, the European Commission formally adopted a decision to mandate the development, through the General Product Safety Directive, of reduced cigarette ignition propensity standards such as those implemented in New York, Canada and other American states. Several individual Member States, most notably Finland, have initiated their own proceedings to implement ignition propensity standards as well. Also in March, a joint Ministerial Council of the Australian and New Zealand governments issued a statement recommending the adoption of federal ignition propensity standards in their respective countries. We believe that reduced ignition propensity standards should be the same as those applied in New York and other jurisdictions to ensure that they are uniform and technically feasible, and that they are applied equally to all manufacturers and all tobacco products.

Illicit Trade: Regulatory measures and related governmental actions to prevent the illicit manufacture and trade of tobacco products are being considered by a number of jurisdictions. Article 15 of the FCTC requires parties to the treaty to take steps to eliminate all forms of illicit trade, including counterfeiting, and states that national, regional and global agreements on this issue are “essential components of tobacco control.” The Conference of the Parties has announced that it is working on a protocol on illicit trade to be negotiated in 2008 and proposed in 2009. According to a draft template, topics that the protocol will address include:

•

licensing schemes for participants in the tobacco business, measures to eliminate money laundering and the development of an international system that enables the tracking and tracing of tobacco products;

•	the implementation of laws governing record keeping and Internet sales of tobacco products;

•	the criminalization of participation in illicit trade in various forms;

•	obligations for tobacco manufacturers to control their supply chain with penalties for those that fail to do so;

•	programs to increase the capacity of law enforcement bodies; and

•	programs to increase cooperation and technical assistance with respect to investigation and prosecutions and the sharing of information.

We support strict regulations and enforcement measures to prevent all forms of illicit trade in tobacco products, including tracking, tracing, labeling and record-keeping requirements, which could be best implemented through strict licensing systems. We agree that manufacturers should implement state of the art monitoring systems of their sales and distribution practices, and we agree that where appropriately confirmed, manufacturers should stop supplying vendors who are shown to be knowingly engaged in illicit trade. While the best approach is for all these structures to be adopted through legislation, we are also working with a number of governments around the world on specific agreements and memoranda of understanding to address the illegal trade in cigarettes, including, as described below, our agreement with the EU.

Cooperation Agreements to Combat Illicit Trade of Cigarettes: In July 2004, we entered into an agreement with the European Commission (acting on behalf of the European Community) and 10 Member States of the EU that provides for broad cooperation with European law enforcement agencies on anti-contraband and anti-counterfeit efforts. To date, 26 of the 27 Member States have signed the agreement. The agreement resolves all disputes between the European Community and the Member States that signed the agreement, on the one hand, and us and certain affiliates, on the other hand, relating to these issues. Under the terms of the agreement, we will make 13 payments over 12 years. In the second quarter of 2004, we recorded a pre-tax charge of $250 million for the initial payment. The agreement calls for payments of approximately $150 million on the first anniversary of the agreement (this payment was made in July 2005), approximately $100 million on the second anniversary (this payment was made in July 2006), and approximately $75 million each year thereafter for 10 years, each of which is to be adjusted based on certain variables, including our market share in the EU in the year preceding payment. We will record these payments as an expense in cost of sales when product is shipped. We are also required to pay the excise taxes, VAT and customs duties on qualifying product seizures of up to 90 million cigarettes and are subject to payments of five times the applicable taxes and duties if product seizures exceed 90 million cigarettes in a given year. To date, our payments related to product seizures have been immaterial.

We are also working with governments around the world on agreements to address the illicit trade in cigarettes. We have entered into agreements with several countries, including China, Senegal, Switzerland and Turkey, and are in the process of reaching agreements with other countries.

Other Legislation or Governmental Initiatives: It is not possible to predict what, if any, additional legislation, regulation or other governmental action will be enacted or implemented relating to the manufacturing, advertising, sale or use of cigarettes, or the tobacco industry generally. It is possible, however, that legislation, regulation or other governmental action could be enacted or implemented that might materially affect our business, volume, results of operations and cash flows.

Governmental Investigations: From time to time, we are subject to governmental investigations on a range of matters. We believe that Canadian authorities are contemplating a legal proceeding based on an investigation relating to allegations of contraband shipments of cigarettes into Canada in the early to mid-1990s. We cannot predict the outcome of this investigation or whether additional investigations may be commenced.

Manufacturing Optimization Program

We terminated our contract manufacturing arrangement in 2008 with PM USA. We expect to shift all of our PM USA contract manufactured production, which approximates 57 billion cigarettes annually, to our facilities in Europe by the fourth quarter of 2008. The program will entail our incurring capital expenditures of approximately $50 million. Through March 31, 2008, we have incurred $17 million of capital expenditures related to this program, of which $8 million was incurred during the three months ended March 31, 2008. During the first quarter of 2008, we recorded exit costs of $15 million related to the termination of our manufacturing contract with PM USA. The program is expected to generate cost savings beginning in 2008 and to save us total estimated pre-tax annual costs of approximately $179 million by 2009.

Asset Impairment and Exit Costs

Since 2005, we announced plans to streamline various administrative functions and operations. These plans resulted in the announced closure or partial closure of 9 production facilities through March 31, 2008, the largest of which is the closure of a factory in Munich, Germany announced in 2006. As a result of these announcements and the Manufacturing Optimization Program discussed above, we recorded pre-tax charges of $23 million and $62 million during the three months ended March 31, 2008 and 2007, respectively. The pre-tax separation program charges primarily related to severance costs. Additional pre-tax charges of approximately $44 million are expected during the remainder of 2008.

Cash payments related to exit costs were $29 million and $23 million for the three months ended March 31, 2008 and 2007, respectively. Future cash payments for exit costs incurred to date are expected to be approximately $174 million. The streamlining of these various functions and operations is expected to result in the elimination of approximately 3,500 positions. As of March 31, 2008, approximately 2,750 of these positions have been eliminated. These actions generated pre-tax cost savings beginning in 2005, with cumulative estimated annual cost savings of approximately $335 million expected by the end of 2008, of which $150 million are incremental savings in 2008.

Acquisitions

During the first quarter of 2007, we acquired an additional 50.2% stake in a Pakistan cigarette manufacturer, Lakson Tobacco Company Limited, or Lakson Tobacco, and completed a mandatory tender offer for the remaining shares, which increased our total ownership interest in Lakson Tobacco from 40% to approximately 98%, for $388 million. The effect of this acquisition was not material to our consolidated financial position, results of operations or operating cash flows in any of the periods presented.

In November 2007, we acquired an additional 30% stake in our Mexican tobacco business from Grupo Carso, S.A.B. de C.V., or Grupo Carso, which increased our ownership interest to 80%, for $1.1 billion. After this transaction was completed, Grupo Carso retained a 20% stake in the business. We also entered into an agreement with Grupo Carso which provides the basis for us to potentially acquire, or for Grupo Carso to potentially sell to us, Grupo Carso’s remaining 20% in the future. The effect of this acquisition was not material to our consolidated financial position, results of operations or operating cash flows in any of the periods presented.

On April 23, 2008, we announced an agreement to acquire the fine cut trademark Interval and certain other trademarks in the other tobacco products category from Imperial Tobacco Group PLC. The transaction has a value of 254 million Euros (approximately $404 million) and, on a full-year basis, would be expected to increase our net earnings per share by approximately $0.01. The agreement is subject to approval by the European Commission and certain local regulatory agencies and is expected to be completed by the end of the second quarter of 2008.

Trade Policy

It is our policy to comply with applicable laws of the United States and the laws of the countries in which we do business that prohibit trade with certain countries, organizations or individuals. We do not sell products or have a current intent to sell products in Cuba or North Korea. Certain of our subsidiaries have established commercial arrangements involving Syria, Iran, Myanmar and Sudan, in each case in compliance with our trade policy and applicable U.S. law.

A subsidiary sells products that are exported to Syria in compliance with exemptions under applicable U.S. laws and regulations. Such sales are quantitatively not material, amounting to well below 0.5% of our consolidated annual volume and operating company income in each of the past three years. We have no employees, operations or assets in Syria. Duty free sales to Syria have been suspended since a Managing Director and shareholder of the customer of our subsidiary’s distributor was placed on the Specially Designated Nationals list in February 2008.

In January 2007, a subsidiary received a license from the U.S. Office of Foreign Assets Control to export cigarettes to Iran. We did not record any sales to Iran in 2007. Our subsidiary has received a new license for 2008 and may commence sales during the year, however, we did not record any sales to Iran in the first quarter of 2008. Sales under the license are not expected to be material, with projected sales well below 0.5% of total estimated 2008 volume and operating company income. We have no employees, operations or assets in Iran.

A subsidiary sells products to duty free customers that resell those products to their respective customers, some of which have duty free operations in Myanmar. Another duty free subsidiary sells products to a duty free customer that supplies U.N. peacekeeping forces around the world, including those in Sudan. All such sales are in compliance with exemptions under applicable U.S. laws and regulations and are de minimis in volume and value. We have no employees, operations or assets in Myanmar or Sudan.

We do not believe that exempt or licensed sales of our products, which are agricultural products under U.S. law, and are not technological or strategic in nature, for ultimate resale in Syria, Iran, Myanmar or Sudan in compliance with U.S. laws, will present a material risk to our stockholders, our reputation or the value of our shares. To our knowledge, none of the governments of Syria, Iran, Myanmar or Sudan, nor entities controlled by those governments, receive cash or act as intermediaries in connection with these transactions, except that in Syria, the state tobacco monopoly, which is the only entity permitted to import tobacco products, purchases products from our customer for local resale.

Certain states have enacted legislation permitting state pension funds to divest or screen from future investment in stocks of companies that do business with countries that are sanctioned by the U.S. We do not believe such legislation has had a material effect on the price of our shares.

Operating Results – Three Months Ended March 31, 2008

The following discussion compares operating results within each of our reportable segments for the three months ended March 31, 2008, with the three months ended March 31, 2007.

European Union. Net revenues, which include excise taxes billed to customers, increased $904 million or 13.8%. Excluding excise taxes, net revenues increased $272 million or 12.6% to $2.4 billion. This increase was due to favorable currency ($268 million) and net price increases ($107 million), partially offset by lower volume/mix ($103 million).

Operating companies income increased $279 million or 27.1%. This increase was due primarily to favorable currency ($178 million), net price increases ($119 million), lower marketing, administration and research costs ($47 million) and lower pre-tax charges for asset impairment and exit costs ($21 million). These increases were partially offset by lower volume/mix ($93 million).

Our cigarette shipment volume decreased 5.9%. This decrease was due mainly to declines in the Czech Republic and a lower European Union market. The total cigarette market in the European Union declined by 5.5% in the first quarter, driven by the build-up of trade inventories in the Czech Republic in the fourth quarter of 2007 in anticipation of the January 2008 excise tax increase, partially offset by an increase in competitor trade inventories in Germany. Our market share in the European Union was down 0.6 share points to 38.8% as market share gains in many key Western European markets, including Belgium, Italy, the Netherlands, Portugal and Spain, were more than offset by share declines in France, Poland and Switzerland. Adjusted for the above-mentioned distortions in the Czech Republic and Germany, our European Union market share is estimated to have reached a level of 39.0%.

In France, the total cigarette market was down 5.0% for the first-quarter of 2008, reflecting the impact of the August 2007 price increase as well as the expansion of public smoking restrictions in January 2008. Our shipments were down 11.6% and market share decreased 2.4 share points to 40.9%, mainly reflecting a lower share for Marlboro following its passage of the round 5.00 Euros per pack price point in August 2007.

In Germany, the total cigarette industry shipments were down 2.7%, distorted by competitor trade inventories. Adjusted for this distortion, the total cigarette market is estimated to have declined by approximately 6.0%, due to the on-going implementation of public smoking restrictions currently affecting 14 out of 16 states, and price increases in the super-low price segment effective in February 2008. Our shipments were down 6.1% and market share, adjusted for trade inventory distortions, is estimated to have reached a level of 36.7%, up 0.9 share points, driven by strong L&M momentum.

In Italy, the total market was down 1.5%, primarily reflecting the impact of the January 2008 price increase. While our shipments declined 1.0%, market share grew to 54.7%, up 0.5 share points, driven by Chesterfield, Merit and Diana.

In Poland, the total cigarette market was down 8.7%, reflecting the impact of the 2007 price increase driven by European Union tax harmonization. Our shipments declined 15.3% and market share declined 2.4 share points to 38.4%, reflecting down-trading of Red & White consumers to lower-priced competitive brands and the continued erosion of the 70mm segment. Marlboro share was essentially flat for the quarter.

In Spain, the total market was up by 5.0%, including the favorable impact of a lower January 2007 market due to trade inventory movements at the end of 2006. Our in-market sales grew 5.5%, resulting in a share gain of 0.1 share point to 31.8%, mainly due to higher Marlboro and Chesterfield share. Our shipments grew 3.8%, reflecting higher in-market sales, partially offset by the timing of shipments.

Eastern Europe, Middle East and Africa. Net revenues, which include excise taxes billed to customers, increased $822 million or 29.5%. Excluding excise taxes, net revenues increased $315 million or 20.8% to $1.8 billion. This increase was due to favorable currency ($136 million), net price increases ($119 million), and higher volume/mix ($60 million).

Operating companies income increased $225 million or 39.7%. This increase was due primarily to net price increases ($118 million), favorable currency ($46 million) and higher volume/mix ($46 million).

Our cigarette shipment volume increased 2.9%, driven by gains in most major markets.

In Russia, shipment volume was up 7.8%, reflecting improved performance in the market, continued up-trading and a favorable comparison with the first quarter of 2007. In-market sales during the first quarter of 2007 were depressed following tax/price increases, the introduction of maximum recommended retail prices and temporary adjustments due to the change of distribution systems. Our market share of 26.7% was up 0.1 share point, with the higher-priced brands Marlboro, Parliament, Virginia Slims, Muratti and Chesterfield all registering share gains.

In Turkey, volume was essentially unchanged, but with an improved product mix, with double-digit growth of the premium brand portfolio, Parliament, Marlboro and the recently-launched Virginia Slims, offset by the decline of lower-margin brands. Total market share of 39.6% declined 1.4 share points in the quarter, but has stabilized in recent months.

In Ukraine, our market share rose 1.5 share points to 34.7%, driven by continued consumer up-trading to Marlboro, Parliament and Chesterfield.

Asia. Net revenues, which include excise taxes billed to customers, increased $372 million or 13.5%. Excluding excise taxes, net revenues increased $144 million or 10.2% to $1.6 billion. This increase was due primarily to favorable currency ($60 million), the Lakson Tobacco acquisition ($46 million) and net price increases ($33 million).

Operating companies income increased $115 million or 24.5%. This increase was due primarily to lower marketing, administration and research costs ($62 million, including $30 million of pre-tax charges in 2007 for a distributor termination in Indonesia), favorable currency ($28 million) and favorable net pricing ($18 million).

Our shipment volume increased 10.0%. This increase reflects the Lakson Tobacco acquisition volume in Pakistan and solid gains in Indonesia and Korea, partially offset by a decline in Japan. Excluding this acquisition, our volume in Asia was up 0.4%.

In Indonesia, the total cigarette market was up 8.1% for the first-quarter of 2008. Our shipment volume rose 5.6% versus the same period last year. Although our market share remained relatively flat versus the prior quarter at 28.0%, Marlboro was up 0.3 share points, helped by the new Marlboro Mix 9 kretek brand which has just recently begun to be rolled-out nationally. In support of the A Mild brand family, A Volution was launched, the first super slims kretek in the Indonesian market.

In Japan, the total cigarette market declined 3.6%. Our shipments were down 4.0%, partially offset by the favorable timing of shipments. Our in-market sales were down 6.8% and market share declined 0.8 share points to 23.9%, mainly due to Lark. Marlboro share of 9.8% was essentially flat for the quarter.

In Korea, the total market was up 5.3% for the first-quarter of 2008. Our shipment volume rose 17.9%, mainly due to market share increases. Our market share reached 11.0%, up 1.2 share points. The share increase was driven by a strong performance from Parliament, and gains from Marlboro, Virginia Slims and Lim, a premium local heritage product launched in late 2007.

Latin America. Net revenues, which include excise taxes billed to customers, increased $233 million or 19.8%. Excluding excise taxes, net revenues increased $50 million or 10.8% to $515 million. This increase was due primarily to net price increases ($33 million) and favorable currency ($18 million).

Operating companies income increased $64 million or 72.7%. This increase was due primarily to net price increases ($24 million), lower marketing, administration and research costs ($17 million), acquisitions ($13 million) and the 2007 pre-tax charges for asset impairment and exit costs ($7 million).

Cigarette shipment volume of 23.2 billion units increased by 5.6%, reflecting higher shipments in Argentina and Mexico, driven by strong share growth in both markets and the inclusion of the acquired local trademarks in Mexico. Excluding acquisition volume, shipments decreased by 0.6%, due to lower shipments in Colombia.

In Argentina, the total cigarette market grew 6.7% for the first-quarter of 2008. Our cigarette shipment volume increased 10.2% and share increased 2.2 share points to 70.7%, driven by Marlboro, up 1.5 share points and Philip Morris, up 1.7 share points.

In Mexico, the total cigarette market was stable for the first-quarter of 2008. Our cigarette shipment volume increased significantly and share increased 4.7 share points to 67.0%, driven by Marlboro, up 2.7 share points.

In Colombia, our cigarette shipment volume decreased 34.2% due primarily to inventory movements, changes to the trade distribution structure, share erosion and increased excise taxes.

Financial Review

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $1.7 billion during the first three months of 2008, increased $655 million over the comparable 2007 period. The increase in cash provided by operating activities was due primarily to higher net earnings ($377 million, excluding non-cash income and expense amounts), a lower use of cash to fund working capital ($117 million) and changes in amounts due from Altria Group, Inc. and affiliates ($141 million).

The change in working capital was due primarily to lower receivables (due primarily to higher cash collections in 2008 following high trade purchases in anticipation of price changes at the end of 2007) and lower finished product inventory levels.

Net Cash Used in Investing Activities

One element of our growth strategy is to strengthen our brand portfolio and/or expand our geographic reach through an active program of selective acquisitions. We are constantly evaluating potential acquisition opportunities. From time to time we may engage in confidential acquisition negotiations that are not publicly announced unless and until those negotiations result in a definitive agreement. We do not believe that any of the opportunities being evaluated will affect our debt ratings.

Net cash used in investing activities of $317 million during the first three months of 2008, decreased $279 million from the comparable 2007 period. This decrease was due primarily to a lower use of cash for acquisitions in 2008, partially offset higher capital expenditures.

During the first quarter of 2007, we acquired an additional 50.2% stake in a Pakistan cigarette manufacturer, Lakson Tobacco Company Limited (“Lakson Tobacco”), and completed a mandatory tender offer for the remaining shares, which increased our total ownership interest in Lakson Tobacco from 40% to approximately 98%, for $388 million.

Net Cash Used in Financing Activities

Net cash used in financing activities of $1.6 billion during the first three months of 2008, increased $914 million from the comparable 2007 period. This increase in cash used by financing activities was due primarily to higher dividends paid to Altria, partially offset by higher net borrowings and an increase in amounts received from Altria.

In the first quarter of 2008, we paid an additional $900 million in special dividends to Altria in anticipation of the Spin-off. The increase in amounts received from Altria was due primarily to cash received in 2008 for employee related costs and the transfer of pension, postretirement and other liabilities associated with the Spin-off.

On May 1, 2008, we began a $13.0 billion two-year share repurchase program.

Debt and Liquidity

Credit Ratings – At March 31, 2008, our debt ratings by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Stable
Fitch	F1	A+	Stable

Credit Lines – The purchase price of the Sampoerna acquisition was primarily financed through our Euro 4.5 billion bank credit facilities arranged in May 2005, consisting of a Euro 2.5 billion three-year term loan facility (which, through repayments has since been reduced to Euro 1.5 billion) and a Euro 2.0 billion five-year revolving credit facility. On December 4, 2007, we entered into new credit agreements consisting of a $3.0 billion five-year revolving credit facility, a $1.0 billion 3-year revolving credit facility and a Euro 1.5 billion 364-day term loan facility. On December 4, 2007, we borrowed Euro 1.5 billion under our new term loan facility to repay the debt outstanding under our 2005 term loan facility. These facilities require us to maintain a ratio of earnings before interest, taxes, depreciation and amortization, or EBITDA, to interest of not less than 3.5 to 1.0. At March 31, 2008, our ratio calculated in accordance with the agreements was 44.4 to 1.0. These facilities can be used to support the issuance of commercial paper in Europe and the United States. The multi-year facilities enable us to reclassify short-term debt to long-term debt. At March 31, 2008, $2,310 million of short-term borrowings that we expect to remain outstanding at March 31, 2009 were reclassified as long-term debt.

We expect to continue to meet our covenants. These facilities do not include any credit rating triggers or any provisions that could require us to post collateral.

At March 31, 2008, our credit lines and the related activity, were as follows (in billions of dollars):

	March 31, 2008
Type	Credit Lines	Amount Drawn	Lines Available
Euro 1.5 billion, 364-day term loan, expiring December 2, 2008	$2.3	$2.3	$-
$1.0 billion, 3-year revolving credit, expiring December 4, 2010	1.0	0.9	0.1
$3.0 billion, 5-year revolving credit, expiring December 4, 2012	3.0	0.9	2.1
Euro 2.0 billion, 5-year revolving credit, expiring May 12, 2010	3.1	2.2	0.9

	$9.4	$6.3	$3.1

In addition to the above, certain of our subsidiaries maintain credit lines to meet their respective working capital needs. These credit lines, which amounted to approximately $2.6 billion, are for the sole use of these businesses. Borrowings on these lines amounted to $793 million at March 31, 2008 and $638 million at December 31, 2007.

Debt – Our total debt was $7.5 billion at March 31, 2008 and $6.3 billion at December 31, 2007. The ratio of total debt to equity was 0.51 at March 31, 2008 and 0.41 at December 31, 2007.

On April 25, 2008, we filed a shelf registration statement with the Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities during the next three years, subject to approval by our Board of Directors.

Guarantees – As discussed in Note 11 to our condensed consolidated financial statements, at March 31, 2008, our third-party guarantees, which are primarily related to excise taxes, were $52 million, of which $47 million have no specified expiration dates. The remainder expire through 2011, with no guarantees expiring through March 31, 2009. We are required to perform under these guarantees in the event that a third party fails to make contractual payments. We do not have a liability on our condensed consolidated balance sheet at March 31, 2008, as the fair value of these guarantees is insignificant since the probability of future payment under these guarantees is remote.

Under the terms of the Distribution Agreement between Altria and us, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. We will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by us or contract manufactured for us by PM USA, and PM USA will indemnify us for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for us. We do not have a liability recorded on our balance sheet at March 31, 2008, as the fair value of this indemnification is insignificant since the probability of future payments under this indemnification is remote.

At March 31, 2008, we are also contingently liable for $3.1 billion of guarantees related to our own performance, consisting of the following:

•

$2.9 billion of guarantees of excise tax and import duties related primarily to the shipment of our products. In these agreements, a financial institution provides a guarantee of tax payments to the respective government agency. We then issue guarantees to the respective financial institution for the payment of the taxes. These are revolving facilities that are integral to the shipment of our products, and the underlying taxes payable are recorded on our condensed consolidated balance sheet.

•	$0.2 billion of other guarantees, consisting principally of guarantees of lines of credit for certain of our subsidiaries.

Although these guarantees of our own performance are frequently short-term in nature, they are expected to be replaced, upon expiration, with similar guarantees of similar amounts. These items have not had, and are not expected to have, a significant impact on our liquidity.

E.C. Agreement – In July 2004, we entered into an agreement with the European Commission, or E.C., and 10 member states of the European Union that provides for broad cooperation with European law enforcement agencies on anti-contraband and anti-counterfeit efforts. To date, this agreement has been signed by 26 of the 27 member states. This agreement calls for payments that are to be adjusted based on certain variables, including our market share in the European Union in the year preceding payment. Because future additional payments are subject to these variables, we record charges for them as an expense in cost of sales when product is shipped. In addition, we are also responsible to pay the excise taxes, VAT and customs duties on qualifying product seizures of up to 90 million cigarettes and are subject to payments of five times the applicable taxes and duties if qualifying product seizures exceed 90 million cigarettes in a given year. To date, our payments related to product seizures have been immaterial. Total charges related to the agreement were recorded in cost of sales. These costs were $23 million for the three months ended March 31, 2008 and 2007.

Equity and Dividends

As discussed in Note 1. Basis of Presentation and Separation from Altria Group, Inc., on March 28, 2008, Altria distributed all of its remaining interest in our company to Altria stockholders of record as of the close of business on March 19, 2008 in a tax-free transaction pursuant to Section 355 of the U.S. Internal Revenue Code. The distribution resulted in a net increase to our stockholders’ equity of $449 million during March 2008, reflecting payments to us under the terms of the Employee Matters Agreement with Altria.

As discussed in Note 4. Stock Plans, based upon the number of Altria stock awards outstanding on the Distribution Date, we issued stock options for approximately 28 million shares of PMI common stock at a weighted average price of $22.90. In addition, we issued approximately 5.9 million shares of restricted and deferred stock, and the market value per restricted or deferred share was $51.44 on the date of grant. The restricted stock and deferred stock will not vest until the completion of the original restriction period (typically, three years from the date of the original grant).

On May 1, 2008, we began a $13.0 billion two-year share repurchase program.

As part of the Spin-off, we paid Altria $4.0 billion in special dividends in addition to our normal dividends to Altria. We paid $3.1 billion of these special dividends in 2007 and the remaining $900 million in the first quarter of 2008.

We intend to pay regular quarterly dividends on our common stock at an initial annualized rate of $1.84 per share. The first dividend is expected to be declared during the second quarter of 2008 and to be payable in July 2008. The declaration of dividends is subject to the discretion of our board of directors and will depend on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

Market Risk

We operate globally, with manufacturing and sales facilities in various locations throughout the world. Consequently, we use financial instruments to manage our foreign currency exposures. We use derivative financial instruments principally to reduce our exposure to foreign exchange risk by creating offsetting exposures. We are not a party to leveraged derivatives and, by policy, do not use derivative financial instruments for speculative purposes.

Hedging activity affected our accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Three Months Ended March 31,
	2008	2007
	(in millions)

Loss at beginning of period	$(10)	$-
Derivative losses (gains) transferred to earnings	29	(1)
Change in fair value	(201)	(2)

Loss as of March 31	$(182)	$(3)

See Note 7 and Note 13 to our condensed consolidated financial statements for a discussion on our adoption of SFAS No. 157, “Fair Value Measurements” and disclosures related to the fair value of derivative financial instruments.

Foreign exchange rates. We are exposed to foreign currency exchange movements, primarily in the euro, Indonesian rupiah, Japanese yen, Russian ruble, Swiss franc and Turkish lira. Consequently, we enter into contracts that change in value as foreign exchange rates change, to preserve the value of commitments and anticipated transactions. We use forward exchange contracts, foreign currency swaps and foreign currency options to hedge certain transaction exposures and anticipated foreign currency cash flows. The aggregate notional value of these contracts was $12.3 billion at March 31, 2008 and $6.9 billion at December 31, 2007. A portion of our foreign currency swaps, while effective as economic hedges, do not qualify for hedge accounting and therefore the unrealized gains (losses) relating to these contracts are reported in our consolidated statement of earnings. For the three months ended March 31, 2008, the unrealized gain (loss) with regard to the contracts that do not qualify for hedge accounting was insignificant.

We designate certain foreign denominated forwards as net investment hedges of foreign operations. During the three months ended March 31, 2008, these hedges of net investments resulted in gains of $37 million, net of income taxes. These gains were reported as a component of accumulated other comprehensive earnings (losses) within currency translation adjustments.

New Accounting Standard

See Note 7, Note 13 and Note 14 to our condensed consolidated financial statements for a discussion of new accounting standards.

Contingencies

See Note 11 to the condensed consolidated financial statements for a discussion of contingencies.

Cautionary Factors That May Affect Future Results

Forward-Looking and Cautionary Statements

We may from time to time make written or oral forward-looking statements, including statements contained in filings with the SEC, in reports to stockholders and in press releases and investor webcasts. You can identify these forward-looking statements by use of words such as “strategy,” “expects,” “continues,” “plans,” “anticipates,” “believes,” “will,” “estimates,” “intends,” “projects,” “goals,” “targets” and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and whether to invest in or remain invested in our securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this document, particularly in the “Business Environment” sections preceding our discussion of operating results of our business. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time except in the normal course of our public disclosure obligations.

Risks Related to Our Business and Industry

Cigarettes are subject to substantial taxes. Significant increases in cigarette-related taxes have been proposed or enacted and are likely to continue to be proposed or enacted in numerous jurisdictions. These tax increases may affect our profitability disproportionately and make us less competitive versus certain of our competitors.

Tax regimes, including excise taxes, sales taxes and import duties, can disproportionately affect the retail price of manufactured cigarettes versus other tobacco products, or disproportionately affect the relative retail price of our manufactured cigarette brands versus competitive manufactured cigarette brands. Because our portfolio is weighted toward the premium price manufactured cigarette category, tax regimes based on sales price can place us at a competitive disadvantage in certain markets. As a result, our volume and profitability may be adversely affected in these markets.

Increases in cigarette taxes are expected to continue to have an adverse impact on our sales of cigarettes, due to resulting lower consumption levels, a shift in sales from manufactured cigarettes to other tobacco products and from the premium price to the mid-price or low price cigarette categories where we may be under-represented, from local sales to legal cross-border purchases of lower price products or to illicit products such as contraband and counterfeit.

The European Commission is seeking to alter minimum retail selling price systems.

Several EU Member States have enacted laws establishing a minimum retail selling price for cigarettes and, in some cases, other tobacco products. The European Commission has commenced proceedings against these Member States, claiming that minimum retail selling price systems infringe EU law. If the European Commission’s infringement actions are successful, they could adversely impact excise tax levels and/or price gaps in those markets.

Our business faces significant governmental action aimed at increasing regulatory requirements with the goal of preventing the use of tobacco products.

Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volume in many of our markets, and we expect that such actions will continue to reduce consumption levels. Significant regulatory developments will take place over the next few years in most of our markets, driven principally by the World Health Organization’s FCTC. The FCTC is the first international public health treaty, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. In addition, the FCTC has led to increased efforts by tobacco control advocates and public health organizations to reduce the palatability and appeal of tobacco products to adult smokers. Regulatory initiatives that have been proposed, introduced or enacted include:

•	the levying of substantial and increasing tax and duty charges;

•	restrictions or bans on advertising, marketing and sponsorship;

•	the display of larger health warnings, graphic health warnings and other labeling requirements;

•	restrictions on packaging design, including the use of colors and generic packaging;

•	restrictions or bans on the display of tobacco product packaging at the point of sale, and restrictions or bans on cigarette vending machines;

•	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents levels;

•	requirements regarding testing, disclosure and use of tobacco product ingredients;

•	increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;

•	elimination of duty free allowances for travelers; and

•	encouraging litigation against tobacco companies.

Partly because of some or a combination of these measures, unit sales of tobacco products in certain markets, principally Western Europe and Japan, have been in general decline and we expect this trend to continue. Our operating income could be significantly affected by any significant decrease in demand for our products, any significant increase in the cost of complying with new regulatory requirements and requirements that lead to a commoditization of tobacco products.

Litigation related to cigarette smoking and exposure to ETS could substantially reduce our profitability and could severely impair our liquidity.

There is litigation related to tobacco products pending in certain jurisdictions. Damages claimed in some of the tobacco-related litigation are significant and, in certain cases in Brazil, Israel, Nigeria and Canada, range into the billions of dollars. We anticipate that new cases will continue to be filed. The FCTC encourages litigation against tobacco product manufacturers. It is possible that our consolidated results of operations, cash flows or financial position could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. Please see Note 11 to our consolidated financial statements for a discussion of tobacco-related litigation.

We face intense competition and our failure to compete effectively could have a material adverse effect on our profitability and results of operations.

We compete primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising and price. We are subject to highly competitive conditions in all aspects of our business. The competitive environment and our competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors’ introduction of low price products or innovative products, higher cigarette taxes, higher absolute prices and larger gaps between price categories, and product regulation that diminishes the ability to differentiate tobacco products. Competitors include three large international tobacco companies and several regional and local tobacco companies and, in some instances, government-owned tobacco monopolies, principally in China, Egypt, Thailand, Taiwan and Algeria. Industry consolidation and privatizations of governmental monopolies have led to an overall increase in competitive pressures. Some competitors have different profit and volume objectives and some international competitors are less susceptible to changes in currency exchange rates.

Because we have operations in numerous countries, our results may be influenced by economic, regulatory and political developments in many countries.

Some of the countries in which we operate face the threat of civil unrest and can be subject to regime changes. In others, nationalization, terrorism, conflict and the threat of war may have a significant impact on the business environment. Economic, political, regulatory or other developments could disrupt our supply chain or our distribution capabilities. In addition, such developments could lead to loss of property or equipment that are critical to our business in certain markets and difficulty in staffing and managing our operations, which could reduce our volumes, revenues and net earnings. In certain markets, we are dependent on governmental approvals of various actions such as price changes.

In addition, despite our high ethical standards and rigorous control and compliance procedures aimed at preventing and detecting unlawful conduct, given the breadth and scope of our international operations, we may not be able to detect all potential improper or unlawful conduct by our international partners and employees.

We may be unable to anticipate changes in consumer preferences or to respond to consumer behavior influenced by economic downturns.

Our tobacco business is subject to changes in consumer preferences, which may be influenced by local economic conditions. To be successful, we must:

•	promote brand equity successfully;

•	anticipate and respond to new consumer trends;

•	develop new products and markets and broaden brand portfolios;

•	improve productivity; and

•	be able to protect or enhance margins through price increases.

In periods of economic uncertainty, consumers may tend to purchase lower price brands, and the volume of our premium price, high price and mid-price brands and our profitability could suffer accordingly.

We lose revenue as a result of counterfeiting, contraband and cross-border purchases.

Large quantities of counterfeit cigarettes are sold in the international market. We believe that Marlboro is the most heavily counterfeited international cigarette brand, although we cannot quantify the amount of revenue we lose as a result of this activity. In addition, our revenues are reduced by contraband and legal cross-border purchases.

From time to time, we are subject to governmental investigations on a range of matters.

Investigations include allegations of contraband shipments of cigarettes, allegations of unlawful pricing activities within certain markets and allegations of false and misleading usage of descriptors such as “lights” and “ultra lights.” We cannot predict the outcome of those investigations or whether additional investigations may be commenced, and it is possible that our business could be materially affected by an unfavorable outcome of pending or future investigations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Environment—Governmental Investigations” for a description of governmental investigations to which we are subject.

We may be unsuccessful in our attempts to produce cigarettes with the potential to reduce the risk of tobacco-related diseases.

We continue to seek ways to develop and to commercialize new product technologies that may reduce the risk of smoking. Our goal is to reduce constituents in tobacco smoke identified by public health authorities as harmful while continuing to offer adult smokers products that meet their taste expectations. We may not succeed in these efforts. If we do not succeed, but one or more of our competitors do, we may be at a competitive disadvantage. Further, we cannot predict whether regulators will permit the marketing of products with claims of reduced risk to consumers, which could significantly undermine the commercial viability of these products.

Our reported results could be adversely affected by currency exchange rates and currency devaluations could impair our competitiveness.

We conduct our business primarily in local currency and, for purposes of financial reporting, the local currency results are translated into U.S. dollars based on average exchange rates prevailing during a reporting period. During times of a strengthening U.S. dollar, our reported net revenues and operating income will be reduced because the local currency will translate into fewer U.S. dollars. During periods of local economic crises, foreign currencies may be devalued significantly against the U.S. dollar, reducing our margins. Actions to recover margins may result in lower volume and a weaker competitive position.

The repatriation of our foreign earnings may increase our effective tax rate.

Because we are a U.S. holding company, our most significant source of funds will be distributions from our non-U.S. subsidiaries. These distributions may result in a residual U.S. tax cost. It may be advantageous to us in certain circumstances to significantly increase the amount of such distributions, which could result in a material increase in our overall tax rate in the years such distributions take place.

Our ability to grow may be limited by our inability to introduce new products, enter new markets or to improve our margins through higher pricing and improvements in our brand and geographical mix.

Our profitability may suffer if we are unable to introduce new products or enter new markets successfully, to raise prices or maintain an acceptable proportion of our sales of higher margin products and sales in higher margin geographies.

We may be unable to expand our portfolio through successful acquisitions.

One element of our growth strategy is to strengthen our brand portfolio and market positions through selective acquisitions. Acquisition opportunities are limited and acquisitions present risks of failing to achieve efficient and effective integration, strategic objectives and anticipated revenue improvements and cost savings. There is no assurance that we will be able to acquire attractive businesses on favorable terms or that future acquisitions will be accretive to earnings.

Government mandated prices, production control programs, shifts in crops driven by economic conditions and adverse weather patterns may increase the cost or reduce the quality of the tobacco and other agricultural products used to manufacture our products.

As with other agricultural commodities, the price of tobacco leaf and cloves can be influenced by imbalances in supply and demand and crop quality can be influenced by variations in weather patterns. Tobacco production in certain countries is subject to a variety of controls, including government mandated prices and production control programs. Changes in the patterns of demand for agricultural products could cause farmers to plant less tobacco. Any significant change in tobacco leaf and clove prices, quality and quantity could affect our profitability and our business.

Our ability to implement our strategy of attracting and retaining the best global talent may be impaired by the decreasing social acceptance of cigarette smoking.

The tobacco industry competes for talent with consumer products and other companies that enjoy greater societal acceptance. As a result, we may be unable to attract and retain the best global talent.

Risks Related to Our Separation from Altria

We could incur significant indemnity obligations if our action or failure to act causes the Distribution to be taxable.

Under the tax sharing agreement between Altria and us, we have agreed to indemnify Altria and its affiliates if we take, or fail to take, any action where such action, or failure to act, precludes the Distribution from qualifying as a tax-free transaction. For a discussion of these restrictions, please see “The Distribution—U.S. Federal Income Tax Consequences of the Distribution,” which is included in our Registration Statement on Form 10.

We have no history operating as an independent public company and we may be unable to make the changes necessary to operate as an independent public company, or we may incur greater costs as an independent public company that may cause our profitability to decline.

Prior to the separation, a management services subsidiary of Altria provided various corporate services for us, including certain planning, legal, treasury, accounting, auditing, risk management, human resources, office of the secretary, corporate affairs and tax services. Following the separation, Altria’s management services subsidiary have no obligation to provide these services to us other than the interim services that are described in “Relationship with Altria,” which is included in our Registration Statement on Form 10. If we do not have in place our own systems and services, or if we do not have agreements with other providers of these services once our transition services agreement expires, we may not be able to operate our business effectively and our profitability may decline. We are in the process of creating our own, or engaging third parties to provide, systems and services to replace many of the systems and services Altria’s management services subsidiary provided to us. We may not be successful in implementing these systems and services or in transitioning data from Altria’s systems to ours.

Your percentage ownership of our common shares may be diluted by future acquisitions.

One of the purposes of the Spin-off was to provide us with focused common stock that can be used to fund acquisitions. To the extent we issue new shares of common stock to fund acquisitions, your percentage ownership of our shares will be diluted. There is no assurance that the effect of this dilution will be offset by accretive earnings from the acquisition.

Item 4. Controls and Procedures.

PMI carried out an evaluation, with the participation of PMI’s management, including PMI’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of PMI’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, PMI’s Chief Executive Officer and Chief Financial Officer concluded that PMI’s disclosure controls and procedures are effective. There have been no changes in PMI’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, PMI’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 11. Contingencies, of the Notes to the Condensed Financial Statements included in Part 1, Item 1 of this report for a discussion of legal proceedings pending against Philip Morris International Inc. and its subsidiaries.

Item 1A.	Risk Factors.

Information regarding Risk Factors appears in “MD&A – Cautionary Factors That May Affect Future Results,” in Part I – Item 2 of this Form 10-Q and in our Registration Statement on Form 10 filed with the SEC, as amended, on March 5, 2008. Other than as set forth in Part I – Item 2. of this Form 10-Q, there have been no material changes from the risk factors previously disclosed in our Registration Statement on Form 10, as amended, on March 5, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

PMI did not have any share repurchase activity for the quarter ended March 31, 2008.

Item 6.	Exhibits.

2.1	Distribution Agreement by and between Altria Group, Inc. and Philip Morris International Inc., dated as of January 20, 2008 (incorporated by reference to Exhibit 2.1 to Registration Statement on Form 10 filed February 7, 2008).

3.1	Amended and Restated Articles of Incorporation of Philip Morris International Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10 filed February 7, 2008).

3.2	Amended and Restated By-laws of Philip Morris International Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed March 31, 2008).

4.1	Specimen Stock Certificate of Philip Morris International Inc. (incorporated by reference to Exhibit 4.1 to Registration Statement on Form 10 filed February 7, 2008).

10.1	Transition Services Agreement by and between Altria Corporate Services, Inc. and Philip Morris International Inc., dated as of March 28, 2008 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 31, 2008).

10.2	Employee Matters Agreement by and between Altria Group, Inc. and Philip Morris International Inc., dated as of March 28, 2008 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 31, 2008).

10.3	Tax Sharing Agreement by and between Altria Group, Inc. and Philip Morris International Inc., dated as of March 28, 2008 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed March 31, 2008).

10.4	Intellectual Property Agreement by and between Philip Morris International Inc. and Philip Morris USA Inc. dated as of January 1, 2008 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 10 filed March 5, 2008).

10.5	Philip Morris International Benefit Equalization Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed March 31, 2008).

10.6	Philip Morris International Inc. 2008 Performance Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form 10 filed February 7, 2008).

10.7	Form of Philip Morris International Inc. 2008 Performance Incentive Plan Deferred Stock Agreement (Pre-2008 Grants) (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10 filed February 7, 2008).

10.8	Form of Philip Morris International Inc. 2008 Performance Incentive Plan Deferred Stock Agreement (2008 Grants) (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form 10 filed February 7, 2008).

10.9	Form of Philip Morris International Inc. 2008 Performance Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form 10 filed February 7, 2008).

10.10	Supplemental Management Employees’ Retirement Plan.

10.11	Form of Restated Employee Grantor Trust Enrollment Agreement (Executive Trust Arrangement) (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form 10 filed February 7, 2008).

10.12	Form of Restated Employee Grantor Trust Enrollment Agreement (Secular Trust Arrangement) (incorporated by reference to Exhibit 10.19 to the Registration Statement Form 10 filed February 7, 2008).

10.13	Philip Morris International Inc. 2008 Stock Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.20 to the Registration Statement Form 10 filed March 5, 2008).

10.14	Philip Morris International Inc. 2008 Deferred Fee Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form 10 filed on February 7, 2008).

12	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILIP MORRIS INTERNATIONAL INC.

/s/ HERMANN WALDEMER

Hermann Waldemer
Chief Financial Officer

May 8, 2008