Form 10-Q
period 2008-06-30
Philip Morris International Inc.
filed 2008-08-07
CIK 1413329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑*            No ☐

*The registrant became subject to the Securities Exchange Act of 1934 on March 7, 2008.

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

At July 31, 2008, there were 2,061,209,030 shares outstanding of the registrant’s common stock, no par value per share.

PHILIP MORRIS INTERNATIONAL INC.

In this report, “PMI,” “we,” “us” and “our” refers to Philip Morris International Inc. and subsidiaries.

PART I – FINANCIAL INFORMATION

Item  1. Financial Statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$ 3,028	$1,656

Receivables (less allowances of $14 in 2008 and $15 in 2007)	3,093	3,240

Inventories:
Leaf tobacco	4,136	4,018
Other raw materials	1,342	1,205
Finished product	3,525	4,109

	9,003	9,332

Deferred income taxes	277	311

Due from Altria Group, Inc. and affiliates		257

Other current assets	349	256

Total current assets	15,750	15,052

Property, plant and equipment, at cost	12,857	11,685
Less accumulated depreciation	5,813	5,250

	7,044	6,435

Goodwill	8,399	7,925

Other intangible assets, net	2,301	1,906

Other assets	824	725

TOTAL ASSETS	$34,318	$32,043

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Continued)

(in millions of dollars, except share data)

(Unaudited)

	June 30, 2008	December 31, 2007
LIABILITIES
Short-term borrowings	$1,944	$638

Current portion of long-term debt	108	91

Accounts payable	1,167	852

Accrued liabilities:
Marketing	486	475
Taxes, except income taxes	4,989	4,523
Employment costs	599	591
Dividends payable to public shareholders	956
Other	726	729

Income taxes	339	478

Deferred income taxes	124	174

Total current liabilities	11,438	8,551

Long-term debt	6,271	5,578

Deferred income taxes	1,279	1,240

Employment costs	732	566

Other liabilities	731	707

Total liabilities	20,451	16,642

Contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Common stock, no par value (2,109,316,331 and 2,108,901,789 shares issued in 2008 and 2007, respectively)
Additional paid-in capital	1,606	1,265
Earnings reinvested in the business	12,032	12,448
Accumulated other comprehensive earnings	2,229	1,688

	15,867	15,401

Less treasury stock, at cost (38,869,781 shares in 2008)	2,000

Total stockholders’ equity	13,867	15,401

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,318	$32,043

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Six Months Ended June 30,
	2008	2007

Net revenues	$32,302	$27,216

Cost of sales	4,761	4,365

Excise taxes on products	19,263	15,832

Gross profit	8,278	7,019

Marketing, administration and research costs	2,768	2,521

Asset impairment and exit costs	71	138

Amortization of intangibles	16	12

Operating income	5,423	4,348

Interest expense, net	136	13

Earnings before income taxes and minority interest	5,287	4,335

Provision for income taxes	1,601	1,286

Earnings before minority interest	3,686	3,049

Minority interest in earnings, net of income taxes	127	121

Net earnings	$3,559	$2,928

Per share data (Note 9):

Basic earnings per share	$1.69	$1.39

Diluted earnings per share	$1.69	$1.39

Dividends declared to public shareholders	$0.46

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended June 30,
	2008	2007

Net revenues	$16,703	$13,948

Cost of sales	2,462	2,244

Excise taxes on products	9,994	8,113

Gross profit	4,247	3,591

Marketing, administration and research costs	1,584	1,292

Asset impairment and exit costs	48	76

Amortization of intangibles	7	6

Operating income	2,608	2,217

Interest expense, net	61	3

Earnings before income taxes and minority interest	2,547	2,214

Provision for income taxes	790	668

Earnings before minority interest	1,757	1,546

Minority interest in earnings, net of income taxes	65	63

Net earnings	$1,692	$1,483

Per share data (Note 9):

Basic earnings per share	$0.81	$0.70

Diluted earnings per share	$0.80	$0.70

Dividends declared to public shareholders	$0.46

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the Year Ended December 31, 2007 and

the Six Months Ended June 30, 2008

(in millions of dollars, except per share amounts)

(Unaudited)

				Accumulated Other Comprehensive Earnings (Losses)
	Common Stock	Addi- tional Paid-in Capital	Earnings Reinvested in the Business	Currency Translation Adjustments	Other	Total	Treasury Stock	Total Stock- holders’ Equity
Balances, January 1, 2007	$-	$1,265	$12,526	$989	$(513)	$476	$-	$14,267

Comprehensive earnings:
Net earnings			6,026					6,026
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				809		809		809
Change in net loss and prior service cost, net of income taxes of $75					413	413		413
Change in fair value of derivatives accounted for as hedges, net of income taxes of $1					(10)	(10)		(10)

Total other comprehensive earnings								1,212

Total comprehensive earnings								7,238

Adoption of FIN 48			471					471
Dividends declared to Altria Group, Inc. ($3.12 per share)			(6,575)					(6,575)

Balances, December 31, 2007	-	1,265	12,448	1,798	(110)	1,688	-	15,401

Comprehensive earnings:
Net earnings			3,559					3,559
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				654		654		654
Change in net loss and prior service cost, net of income taxes of $6					(2)	(2)		(2)
Change in fair value of derivatives accounted for as hedges, net of income taxes of $8					(111)	(111)		(111)

Total other comprehensive earnings								541

Total comprehensive earnings								4,100

Exercise of stock options and issuance of other stock awards (1)		420					131	551
Dividends declared to Altria Group, Inc. ($1.43 per share)			(3,019)					(3,019)
Dividends declared to public shareholders ($0.46 per share)			(956)					(956)
Common stock repurchased							(2,131)	(2,131)
Other		(79)						(79)

Balances, June 30, 2008	$-	$1,606	$12,032	$2,452	$(223)	$2,229	$(2,000)	$13,867

(1)	Includes an increase to additional paid-in capital for the reimbursement to PMI caused by modifications to Altria Group, Inc. stock awards. See Note 1.

Total comprehensive earnings were $2,077 million and $1,836 million for the quarters ended June 30, 2008 and 2007, respectively, and $3,358 million for the first six months of 2007.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Six Months Ended June 30,
	2008	2007

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$3,559	$2,928

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	404	338
Deferred income tax provision	3	54
Minority interest in earnings, net	127	121
Equity loss from RBH legal settlement	124
Asset impairment and exit costs, net of cash paid	8	65
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	310	(244)
Inventories	937	379
Accounts payable	(37)	49
Income taxes	(152)	392
Accrued liabilities and other current assets	(85)	81
Pension plan contributions	(121)	(54)
Changes in amounts due from Altria Group, Inc. and affiliates	37	32
Other	68	77

Net cash provided by operating activities	5,182	4,218

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(574)	(458)
Proceeds from sales of businesses		3
Purchases of businesses, net of acquired cash	(29)	(413)
Other	(370)	20

Net cash used in investing activities	(973)	(848)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(in millions of dollars)

(Unaudited)

	For the Six Months Ended June 30,
	2008	2007

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Net (repayment) issuance of short-term borrowings	$(310)	$38
Long-term debt proceeds	7,667	730
Long-term debt repaid	(5,736)	(530)
Repurchases of common stock	(1,948)
Issuance of common stock	68
Changes in amounts due from Altria Group, Inc. and affiliates	721	(532)
Dividends paid to Altria Group, Inc.	(3,019)	(1,230)
Other	(167)	(265)

Net cash used in financing activities	(2,724)	(1,789)

Effect of exchange rate changes on cash and cash equivalents	(113)	51

Cash and cash equivalents:

Increase	1,372	1,632

Balance at beginning of period	1,656	1,676

Balance at end of period	$3,028	$3,308

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

Prior to March 28, 2008, PMI was a wholly-owned subsidiary of Altria Group, Inc. (“Altria”). On March 28, 2008, Altria distributed all of its interest in PMI to Altria’s stockholders in a tax-free transaction pursuant to Section 355 of the U.S. Internal Revenue Code. For further discussion, please refer to the Separation from Altria Group, Inc. discussion below.

Separation from Altria Group, Inc.

On January 30, 2008, the Altria Board of Directors announced Altria’s plans to spin-off all of its interest in PMI to Altria’s stockholders in a tax-free transaction pursuant to Section 355 of the U.S. Internal Revenue Code (the “Spin-off”). The distribution of all of the PMI shares owned by Altria was made on March 28, 2008 (the “Distribution Date”) to stockholders of record as of the close of business on March 19, 2008 (the “Record Date”). Altria distributed one share of PMI common stock for each share of Altria common stock outstanding as of the Record Date. In June 2008, PMI declared its inaugural quarterly dividend of $0.46 per common share, which was paid in July 2008. All decisions regarding future dividends will be made by the PMI Board of Directors. In addition, PMI has adopted a $13.0 billion two-year share repurchase program that began on May 1, 2008.

Holders of Altria stock options were treated similarly to public stockholders and, accordingly, had their stock awards split into two instruments. Holders of Altria stock options received the following stock options, which, immediately after the Spin-off, had an aggregate intrinsic value equal to the intrinsic value of the pre-spin Altria options:

—	a new PMI option to acquire the same number of shares of PMI common stock as the number of Altria options held by such person on the Distribution Date; and

—	an adjusted Altria option for the same number of shares of Altria common stock with a reduced exercise price.

As stipulated by the Employee Matters Agreement between PMI and Altria, the exercise price of each option was developed to reflect the relative market values of PMI and Altria shares by allocating the price of Altria common stock before the distribution ($73.83) to PMI shares ($51.44) and Altria shares ($22.39), and then multiplying each of these allocated values by the Option Conversion Ratio. The Option Conversion Ratio is equal to the exercise price of the Altria option, prior to any adjustment for the distribution, divided by $73.83.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As a result, the new PMI option and the adjusted Altria option have an aggregate intrinsic value equal to the intrinsic value of the pre-split Altria options.

Holders of Altria restricted stock or deferred stock awarded prior to January 30, 2008, retained their existing awards and received the same number of shares of restricted or deferred stock of PMI. The restricted stock and deferred stock will not vest until the completion of the original restriction period (typically, three years from the date of the original grant). Recipients of Altria deferred stock awarded on January 30, 2008, who were employed by Altria after the Distribution Date, received additional shares of deferred stock of Altria to preserve the intrinsic value of the award. Recipients of Altria deferred stock awarded on January 30, 2008, who were employed by PMI after the Distribution Date, received substitute shares of PMI deferred stock to preserve the intrinsic value of the award.

To the extent that employees of the remaining Altria received PMI stock options, Altria reimbursed PMI in cash for the Black-Scholes fair value of the stock options received. To the extent that PMI employees held Altria stock options, PMI reimbursed Altria in cash for the Black-Scholes fair value of the stock options. To the extent that employees of Altria received PMI deferred stock, Altria paid PMI the fair value of the PMI deferred stock less the value of projected forfeitures. To the extent that PMI employees held Altria restricted stock or deferred stock, PMI reimbursed Altria in cash for the fair value of the restricted or deferred stock less the value of projected forfeitures and any amounts previously charged to PMI for the restricted or deferred stock. Based upon the number of Altria stock awards outstanding at the Distribution Date, the net amount of these reimbursements resulted in a payment of $449 million from Altria to PMI ($427 million of which was paid in March 2008, with the remainder paid in April 2008). This reimbursement from Altria is reflected as an increase to the additional paid-in capital of PMI on the June 30, 2008 condensed consolidated balance sheet.

Prior to the Spin-off, PMI was included in the Altria consolidated federal income tax return, and federal income tax contingencies were recorded as liabilities on the balance sheet of Altria. In April 2008, Altria reimbursed PMI in cash for these liabilities, which were $97 million.

Prior to the Spin-off, certain employees of PMI participated in the U.S. benefit plans offered by Altria. After the Distribution Date, the benefits previously provided by Altria are now provided by PMI. As a result, new plans have been established by PMI, and the related plan assets (to the extent that the benefit plans were previously funded) and liabilities have been transferred to the new plans. The transfer of these benefits resulted in PMI recording additional liabilities of $162 million in its consolidated balance sheet, partially offset by the related deferred tax assets ($23 million) and an adjustment to stockholders’ equity ($27 million). In April 2008, Altria paid PMI a corresponding amount of $112 million in cash, which is net of the related tax benefit.

A subsidiary of Altria provided PMI with certain corporate services at cost plus a management fee. After the Distribution Date, PMI undertook these activities, and services provided to PMI will cease in 2008. All intercompany accounts with Altria were settled in cash. As shown in the table below, the settlement of the intercompany accounts (including the amounts discussed above related to stock awards, tax contingencies and benefit plan liabilities) resulted in a net payment from Altria to PMI of $332 million. In March 2008, Altria made an estimated payment of $427 million to PMI, thereby resulting in PMI reimbursing $95 million to Altria in the second quarter of 2008.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Receivable from (payable to) Altria Group, Inc. and affiliates related to the Spin-off was as follows (in millions):

Modifications to Altria Group, Inc. stock awards	$449
Transfer of federal income tax contingencies	97
Transfer of employee benefit plan liabilities	112
Settlement of intercompany account (primarily taxes)	(326)

Net receivable from Altria Group, Inc. and affiliates	332
Less:
March 2008 payment from Altria for stock awards	(427)

Payable to Altria Group, Inc. and affiliates at March 31, 2008	(95)
April 2008 payment to Altria Group, Inc. and affiliates	95

$-

For additional information regarding PMI’s transactions with Altria Group, Inc. and affiliates after the Spin-off, see Note 3. Transactions with Altria Group, Inc.

As part of the Spin-off, PMI paid $4.0 billion in special dividends in addition to its normal dividends to Altria. PMI paid $3.1 billion of these special dividends in 2007 and the remaining $900 million in the first quarter of 2008.

Note 2. Asset Impairment and Exit Costs:

Pre-tax asset impairment and exit costs consisted of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Separation programs:
European Union	$56	$88	$48	$59
Eastern Europe, Middle East and Africa		12
Asia		20		6
Latin America		18		11

Total separation programs	56	138	48	76

Contract termination charges:
Eastern Europe, Middle East and Africa	1
Asia	14

Total contract termination charges	15	-	-	-

Asset impairment and exit costs	$71	$138	$48	$76

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Manufacturing Optimization Program

PMI has terminated its contract manufacturing arrangement with Philip Morris USA Inc. (“PM USA”) effective no later than December 31, 2008. PMI expects to shift all of its PM USA contract manufactured production, which approximated 57 billion cigarettes annually in 2007, to PMI facilities in Europe by the fourth quarter of 2008. During the first quarter of 2008, PMI recorded exit costs of $15 million related to the termination of its manufacturing contract with PM USA.

Asset Impairment and Exit Costs

Since 2005, PMI has announced plans to streamline various administrative functions and operations. These plans resulted in the announced closure or partial closure of 9 production facilities through June 30, 2008, the largest of which is the closure of a factory in Munich, Germany announced in 2006. As a result of these announcements and the Manufacturing Optimization Program discussed above, PMI recorded pre-tax charges of $71 million and $48 million during the six months and three months ended June 30, 2008, respectively, and $138 million and $76 million during the six months and three months ended June 30, 2007, respectively. The pre-tax separation program charges primarily related to severance costs. Additional pre-tax charges of approximately $13 million are expected during the remainder of 2008.

Cash payments related to exit costs at PMI were $63 million and $34 million for the six months and three months ended June 30, 2008, respectively. Future cash payments for exit costs incurred to date are expected to be approximately $189 million.

The streamlining of these various functions and operations is expected to result in the elimination of approximately 3,600 positions. As of June 30, 2008, approximately 3,250 of these positions have been eliminated.

The movement in the exit cost liabilities for the six months ended June 30, 2008 was as follows (in millions):

Liability balance, January 1, 2008	$202
Charges	71
Cash spent	(63)
Currency/Other	(21)

Liability balance, June 30, 2008	$189

Note 3. Transactions with Altria Group, Inc.:

Corporate Services

Through March 28, 2008, Altria Group, Inc.’s subsidiary, Altria Corporate Services, Inc. (“ALCS”), provided PMI with various services, including certain planning, legal, treasury, accounting, auditing, risk management, human resources, office of the secretary, corporate affairs, information technology and tax services. Billings for these services, which were based on the estimated cost to ALCS to provide such services and a management fee, were $13 million and $86 million for the six months ended June 30, 2008 and 2007, respectively, and $50 million for the three months ended June 30, 2007. PMI believes that the billings were reasonable based on the level of support provided by ALCS and that they reflected all services provided. These costs were paid monthly to ALCS. The effects of these transactions were included in operating cash flows in PMI’s condensed consolidated statements of cash flows.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On March 28, 2008, PMI entered into a Transition Services Agreement (the “Transition Services Agreement”) with ALCS pursuant to which ALCS will provide select services to PMI for certain transition periods not to exceed twenty-four months to ensure continuity of activity following the Spin-off. The transition services include, among others, consulting services related to risk management, benefit administration and information technology, as well as transaction processing services (accounts payable) for certain Latin American markets.

On March 28, 2008, PMI entered into an Employee Matters Agreement (the “Employee Matters Agreement”) with Altria. The Employee Matters Agreement governs PMI’s and Altria’s respective obligations with respect to employees, compensation and benefit plans, treatment of holders of Altria stock options, restricted stock and deferred stock with respect to PMI, and cooperation between the companies in the sharing of employee information and maintenance of confidentiality.

On March 28, 2008, PMI entered into a Tax Sharing Agreement (the “Tax Sharing Agreement”) with Altria. The Tax Sharing Agreement generally governs PMI’s and Altria’s respective rights, responsibilities and obligations for pre-distribution periods and for potential taxes on the Spin-off. With respect to any potential taxes resulting from the Spin-off, responsibility for such tax will be allocated to the party that acted (or failed to act) in a manner which resulted in such tax.

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

The goods and services purchased from PM USA were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007
	(in millions)

Contract manufacturing, cigarette volume	14,520	34,662	6,273	16,943

Contract manufacturing expense	$240	$494	$107	$246
Research and development, net of billings to PM USA	(2)	37	-	20

Total pre-tax expense	$238	$531	$107	$266

Leaf purchases	$93	$158	$-	$40

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Contract manufacturing expense includes the cost of manufactured cigarettes for PMI, as well as the cost of PMI’s purchases of reconstituted tobacco and production materials. The expenses shown above also included total service fees of $11 million and $26 million for the six months ended June 30, 2008 and 2007, respectively, and $5 million and $13 million for the three months ended June 30, 2008 and 2007, respectively. Total service fees are expected to be insignificant during the remainder of 2008.

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

Ownership of intellectual property related to patent applications and resulting patents based solely on the jointly funded intellectual property, regardless of when filed or issued, will be exclusive to PM USA in the United States, its territories and possessions and exclusive to PMI everywhere else in the world. Additionally, the Intellectual Property Agreement contains provisions concerning intellectual property that is independently developed by PMI and PM USA following the Spin-off.

Net amounts due to/from Altria Group, Inc. and affiliates related to ongoing operations were comprised of the following:

	June 30, 2008	December 31, 2007
	(in millions)
Net (payable) receivable to/from Altria Group, Inc. and affiliates	$(1)	$111
(Payable) prepaid expense for services from Philip Morris USA Inc.	(69)	146

Due (to) from Altria Group, Inc. and affiliates	$(70)	$257

The $70 million due to Altria Group, Inc. and affiliates at June 30, 2008 is primarily reflected in accounts payable on the condensed consolidated balance sheet.

Manufacturing Optimization Program

PMI has terminated its contract manufacturing arrangement with PM USA effective no later than December 31, 2008. PMI expects to shift all of its PM USA contract manufactured production, which approximated 57 billion cigarettes annually in 2007, to PMI facilities in Europe by the fourth quarter of 2008. During the first quarter of 2008, PMI recorded exit costs of $15 million related to the termination of its manufacturing contract with PM USA.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4. Stock Plans:

Performance Incentive Plan and Stock Compensation Plan for Non-Employee Directors

Under the Philip Morris International Inc. 2008 Performance Incentive Plan (the “Plan”), PMI may grant stock options, stock appreciation rights, restricted stock, restricted stock units and deferred stock units and other stock-based awards based on PMI’s common stock, as well as performance-based incentive awards. Up to 70 million shares of PMI’s common stock may be issued under the Plan. At June 30, 2008, shares available for grant under the plan were 36,145,033.

PMI has also adopted the Philip Morris International Inc. 2008 Stock Compensation Plan for Non-Employee Directors (the “Non-Employee Directors Plan”). A non-employee director is defined as each member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1,000,000 shares of PMI common stock may be awarded under the Non-Employee Directors Plan. As of June 30, 2008, shares available for grant under the plan were 916,665.

Equity Awards Converted from Previously Issued Altria Group, Inc. Awards

Prior to the Distribution Date, all employee incentive awards were granted by Altria. In connection with the Distribution, employee stock awards were modified in the manner described further in Note 1. Basis of Presentation and Separation from Altria Group, Inc.

On March 31, 2008, upon the completion of the conversion of existing Altria stock options, PMI issued 28,336,348 shares subject to option at a weighted average exercise price of $22.90. At June 30, 2008, the number of shares subject to option were as follows:

	Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding and exercisable at June 30, 2008	25,234,322	$22.93	2 years	$668

On March 31, 2008, PMI issued 5,867,974 shares of restricted stock and deferred stock awards at a weighted average grant date fair value of $61.42. At June 30, 2008, the number of restricted stock and deferred stock awards were as follows:

	Shares	Weighted Average Grant Date Fair Value

Restricted stock and deferred stock awards	5,551,034	$62.01

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The grant price information for restricted stock and deferred stock awarded prior to January 30, 2008 reflects historical market prices of Altria stock at date of grant and are not adjusted to reflect the Spin-off.

As of June 30, 2008, there was $146 million of total unrecognized compensation cost related to non-vested restricted and deferred shares. The cost is recognized over the vesting period of the awards, which generally is 3 years.

Equity Awards

During the six months ended June 30, 2008, 0.2 million shares of restricted stock and deferred stock awards vested. The total fair value of restricted stock and deferred stock awards vested during the six months ended June 30, 2008 was $12 million. The grant date fair value per share of these awards was $44.10.

For the six months and three months ended June 30, 2008, the total intrinsic value of the 3.1 million PMI stock options exercised was $88.5 million.

Note 5. Benefit Plans:

Pension coverage for employees of PMI and its subsidiaries is provided, to the extent deemed appropriate, through separate country plans, many of which are governed by local statutory requirements.

As discussed in Note 1. Basis of Presentation and Separation from Altria Group, Inc., prior to the Spin-off, certain employees of PMI participated in the U.S. benefit plans offered by Altria. After the Distribution Date, the benefits previously provided by Altria are now provided by PMI. As a result, new plans have been established by PMI, and the related plan assets (to the extent that the benefit plans were previously funded) and liabilities have been transferred to the new plans. The transfer of these benefits resulted in PMI recording additional liabilities of $162 million in its consolidated balance sheet, partially offset by the related deferred tax assets ($23 million) and an adjustment to stockholders’ equity ($27 million). In April 2008, Altria paid PMI a corresponding amount of $112 million in cash, which is net of the related tax benefit.

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost for the pension plans consisted of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007
	(in millions)

Service cost	$65	$68	$33	$33
Interest cost	83	64	43	31
Expected return on plan assets	(128)	(105)	(66)	(53)
Amortization:
Net loss	4	14	2	7
Prior service cost	3	2	1	1
Other	7		7

Net periodic pension costs	$34	$43	$20	$19

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other, above, was due primarily to curtailment losses related to plan changes.

Employer Contributions

PMI presently makes, and plans to make, contributions, to the extent that they are tax deductible, in order to maintain plan assets in excess of the accumulated benefit obligation of its funded plans. Employer contributions of $121 million were made to plans during the six months ended June 30, 2008. Currently, PMI anticipates making additional contributions during the remainder of 2008 of approximately $36 million to its plans, based on current tax law. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Note 6. Goodwill and Other Intangible Assets, net:

Goodwill and other intangible assets, net, by segment were as follows (in millions):

	Goodwill		Other Intangible Assets, net
	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
European Union	$1,697	$1,510	$471	$69
Eastern Europe, Middle East and Africa	764	714	210	205
Asia	4,069	4,033	1,442	1,457
Latin America	1,869	1,668	178	175

Total	$8,399	$7,925	$2,301	$1,906

Goodwill is due primarily to PMI’s acquisitions in Indonesia, Mexico, Greece, Serbia, Colombia and Pakistan. The movement in goodwill and gross carrying amount of intangible assets from December 31, 2007, is as follows (in millions):

	Goodwill	Gross Intangible Assets
Balance at December 31, 2007	$7,925	$1,986
Changes due to:
Acquisitions	144	386
Currency	330	30

Balance at June 30, 2008	$8,399	$2,402

The changes from acquisitions related to goodwill are due primarily to the allocation of purchase price for PMI’s acquisitions in Mexico and Pakistan. The changes from acquisitions related to intangible assets are due primarily to PMI’s acquisition in June 2008 of the fine cut trademark Interval and certain other trademarks as further discussed in Note 8. Acquisitions.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Additional details of intangible assets were as follows (in millions):

	June 30, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$1,395		$1,339
Amortizable intangible assets	1,007	$101	647	$80

Total intangible assets	$2,402	$101	$1,986	$80

Non-amortizable intangible assets substantially consist of brand names from PMI’s 2005 acquisition in Indonesia. Amortizable intangible assets consist primarily of certain trademarks and non-compete agreements associated with acquisitions. Pre-tax amortization expense for intangible assets during the six months ended June 30, 2008 and 2007, was $16 million and $12 million, respectively, and $7 million and $6 million for the three months ended June 30, 2008 and 2007, respectively. Amortization expense for each of the next five years is estimated to be $50 million or less, assuming no additional transactions occur that require the amortization of intangible assets.

During the first quarter of 2008, PMI completed its annual review of goodwill and non-amortizable intangible assets, and no impairment charges resulted from this review.

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

During the six months and three months ended June 30, 2008 and 2007, ineffectiveness related to fair value hedges and cash flow hedges was not material. PMI’s hedges at June 30, 2008 relate to forecasted transactions which are expected to occur over the next eighteen months. At June 30, 2008, PMI expects approximately $15 million of derivative losses reported in accumulated other comprehensive earnings (losses) to be reclassified to the consolidated statement of earnings within the next twelve months. These losses are expected to be offset by gains on the respective forecasted transactions.

Within currency translation adjustments at June 30, 2008, PMI recorded gains of $32 million, net of income taxes, which represented effective hedges of net investments.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007
	(in millions)

Loss at beginning of period	$(10)	$-	$(182)	$(3)
Derivative losses transferred to earnings	51	1	22	2
Change in fair value	(162)	(6)	39	(4)

Loss as of June 30	$(121)	$(5)	$(121)	$(5)

The change in fair value is due primarily to the weakness of the U.S. dollar versus the Euro and the Japanese yen.

Fair value

On January 1, 2008, PMI adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring the fair value and expands disclosures about fair value measurements. See Note 14. Fair Value Measurements for disclosures related to the fair value of PMI’s derivative financial instruments.

Note 8. Acquisitions:

In June 2008, PMI acquired the fine cut trademark Interval and certain other trademarks in the other tobacco products category from Imperial Tobacco Group PLC for $396 million. The cost of this acquisition is reflected in other investing activities in the condensed consolidated statement of cash flows for the six months ended June 30, 2008.

In November 2007, PMI acquired an additional 30% stake in its Mexican tobacco business from Grupo Carso, S.A.B. de C.V., (“Grupo Carso”), which increased our ownership interest to 80%, for $1.1 billion. After this transaction was completed, Grupo Carso retained a 20% stake in the business. PMI also entered into an agreement with Grupo Carso which provides the basis for PMI to potentially acquire, or for Grupo Carso to potentially sell to PMI, Grupo Carso’s remaining 20% in the future.

During the first quarter of 2007, PMI acquired an additional 50.2% stake in a Pakistan cigarette manufacturer, Lakson Tobacco Company Limited (“Lakson Tobacco”), and completed a mandatory tender offer for the remaining shares, which increased PMI’s total ownership interest in Lakson Tobacco from 40% to approximately 98%, for $388 million.

The effect of these acquisitions above were not material to PMI’s consolidated financial position, results of operations or operating cash flows in any of the periods presented.

As discussed in Note 16. Subsequent Events, on July 31, 2008, PMI announced that it had entered into an agreement with Rothmans Inc. (“Rothmans”), which is located in Canada, to purchase, by way of a tender offer, all of the outstanding common shares of Rothmans.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9. Earnings Per Share:

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007
	(in millions)

Net earnings	$3,559	$2,928	$1,692	$1,483

Weighted average shares for basic EPS	2,101	2,109	2,095	2,109

Plus incremental shares from assumed conversions:
Restricted stock and stock rights	1		2
Stock options	6		11

Weighted average shares for diluted EPS	2,108	2,109	2,108	2,109

For the six months and three months ended June 30, 2008 there were no antidilutive stock options.

As discussed in Note 1. Basis of Presentation and Separation from Altria Group, Inc., on March 28, 2008, Altria completed the distribution of one share of PMI common stock for each share of Altria common stock outstanding as of the Record Date. As a result, PMI had 2,108,901,789 shares of common stock outstanding immediately following the distribution.

In prior periods, PMI had 150 shares of common stock outstanding. As a result of the distribution, and in accordance with U.S. GAAP, all prior period EPS amounts were adjusted to reflect the new capital structure of PMI. The same number of shares is being used for both diluted EPS and basic EPS for all periods prior to the Distribution Date as no PMI equity awards were outstanding prior to the Distribution Date.

Note 10. Segment Reporting:

PMI’s subsidiaries and affiliates are engaged in the manufacture and sale of cigarettes and other tobacco products in markets outside of the United States. Reportable segments for PMI are organized and managed by geographic region. PMI’s four reportable segments are European Union; Eastern Europe, Middle East and Africa; Asia; and Latin America.

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

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Segment data were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007
	(in millions)

Net revenues:
European Union	$15,737	$13,421	$8,279	$6,867
Eastern Europe, Middle East and Africa	7,414	5,893	3,802	3,103
Asia	6,292	5,537	3,170	2,787
Latin America	2,859	2,365	1,452	1,191

Net revenues	$32,302	$27,216	$16,703	$13,948

Earnings before income taxes and minority interest:
Operating companies income:
European Union	$2,596	$2,105	$1,287	$1,075
Eastern Europe, Middle East and Africa	1,605	1,201	813	634
Asia	1,107	898	523	429
Latin America	175	190	23	102
Amortization of intangibles	(16)	(12)	(7)	(6)
General corporate expenses	(44)	(34)	(31)	(17)

Operating income	5,423	4,348	2,608	2,217
Interest expense, net	(136)	(13)	(61)	(3)

Earnings before income taxes and minority interest	$5,287	$4,335	$2,547	$2,214

Items affecting the comparability of PMI’s results from operations were asset impairment and exit costs incurred during the six months and three months ended June 30, 2008 and 2007. See Note 2. Asset Impairment and Exit Costs, for a breakdown of these costs by segment. In addition, as discussed in Note 16. Subsequent Events, operating companies income of the Latin America segment for the six months and three months ended June 30, 2008 includes a $124 million charge related to the Rothmans, Benson & Hedges Inc. settlement with the Government of Canada and all ten provinces.

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

We and our subsidiaries record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco-related cases; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes in these cases, if any. Legal defense costs are expensed as incurred.

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

The table below lists the number of tobacco-related cases pending against us and/or our subsidiaries or indemnitees as of August 1, 2008, 2007 and 2006:

Type of Case	Number of Cases Pending as of August 1, 2008	Number of Cases Pending as of August 1, 2007	Number of Cases Pending as of August 1, 2006

Individual Smoking and Health Cases	125	138	144

Smoking and Health Class Actions	3	2	2

Health Care Cost Recovery Actions	9	7	3

Lights Class Actions	3	2	2

Individual Lights Cases (small claims court)(1)	2,011	2,043	23

Public civil actions	10	7	3

(1)	The 2,011 cases are all pending in small claims court in Italy where the maximum damage award claimed is approximately one thousand Euros per case.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Since 1995, when the first tobacco-related litigation was filed against a PMI entity, approximately 271 individual smoking and health, Lights and health care cost recovery cases in which we and/or one of our subsidiaries and indemnitees was a defendant have been dismissed. In addition, eight cases have been decided in favor of plaintiffs. Four of these cases have subsequently reached final resolution in our favor, and four remain on appeal. To date, we have paid total judgments of approximately six thousand Euros. These payments were made in order to appeal three Italian small claims cases, one of which was subsequently reversed on appeal and two of which remain on appeal. To date, no tobacco-related case has been finally resolved in favor of a plaintiff against us, our subsidiaries or indemnitees.

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

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments

October 2003	Brazil/Da Silva	Individual Smoking and Health	The Court of Appeal of Rio Grande do Sul reversed the trial court ruling in favor of Philip Morris Brasil and awarded plaintiffs R$768,000 (approximately $433,000).	In December 2004, a larger panel of the Court of Appeal of Rio Grande do Sul overturned the adverse decision. Plaintiff has appealed to the Supreme Court. The appeal is pending.

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

As of August 1, 2008, there were a number of smoking and health cases pending against our subsidiaries or indemnitees, as follows:

—

125 cases brought by individual plaintiffs against our subsidiaries (122) or indemnitees (3) in Argentina (51), Australia (2), Brazil (49), Chile (9), Costa Rica (1), Finland (3), Greece (1), Italy (5), the Philippines (1), Poland (2), and Scotland (1), compared with 138 such cases on August 1, 2007, and 144 cases on August 1, 2006; and

—	3 cases brought on behalf of classes of individual plaintiffs against our subsidiaries in Brazil (2) and Bulgaria (1) compared with 2 such cases on August 1, 2007 and August 1, 2006.

In the individual cases in Finland, in which our indemnitees (our former licensees now known as Amer Sports Corporation and Amerintie 1 Oy) and another member of the industry are defendants, plaintiffs allege personal injuries as a result of smoking. All three cases were tried together before the District Court of Helsinki. Trial began on March 3, 2008, and concluded on May 30, 2008. The parties are currently awaiting the court’s decision.

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

In the second class action pending in Brazil, Public Prosecutor of Sao Paulo v. Philip Morris Brasil Industria e Comercio Ltda, Civil Court of the City of Sao Paolo, Brazil, filed August 6, 2007, our subsidiary is a defendant. The plaintiff, the Public Prosecutor of the State of Sao Paulo, is seeking (1) unspecified damages on behalf of all smokers nationwide, former smokers, and their relatives; (2) unspecified damages on behalf of people exposed to environmental tobacco smoke (“ETS”) nationwide, and their relatives; and (3) reimbursement of the health care costs allegedly incurred for the treatment of tobacco-related diseases by all 27 States, approximately 5,000 Municipalities, and the Federal District. In an interim ruling issued in December 2007, the trial court limited the scope of this claim to the State of Sao Paulo only. Our subsidiary was served with the claim in February 2008, and filed its answer to the complaint in March 2008.

In the case in Bulgaria, Yochkolovski v. Sofia BT AD, et al., Sofia City Court, Bulgaria, filed March 12, 2008, our subsidiaries and other members of the industry are defendants. The plaintiff brought a collective claim on behalf of a class of smokers who were allegedly misled by the tar and nicotine yields printed on cigarette packs and who suffered personal injuries as a result of increasing their consumption of cigarettes. Plaintiff seeks damages for economic loss, pain and suffering and medical treatment as well as withdrawal from the market of all cigarettes that allegedly do not comply with the tar and nicotine labeling requirements, until such time as they do comply. The court has ruled initially that the case meets certain formal requirements and plaintiff may proceed with service. The first hearing is scheduled for February 12, 2009. Our subsidiaries have not yet been served with the complaint.

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

As of August 1, 2008, there were a total of 9 health care cost recovery cases pending against us, our subsidiaries and indemnitees, compared with 7 such cases on August 1, 2007, and 3 cases on August 1, 2006, as follows:

—	3 cases brought against us and our indemnitees in Canada (2) as well as against us, our subsidiary and our indemnitee in Israel (1); and

—	6 cases brought in Nigeria (5) and Spain (1) against our subsidiaries.

In the first health care cost recovery case pending in Canada, Her Majesty the Queen in Right of British Columbia v. Imperial Tobacco Limited, et al., Supreme Court, British Columbia, Vancouver Registry, Canada, filed January 24, 2001, we, our indemnitee (PM USA), and other members of the industry are defendants. The plaintiff, the government of the province of British Columbia, brought a claim based upon legislation enacted by the province authorizing the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, or will incur, resulting from a “tobacco related wrong.” The Supreme Court has held that the statute is constitutional. We and certain other non-Canadian defendants challenged the jurisdiction

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

of the court. The court rejected the jurisdictional challenge and the case is in the early stages of litigation. Trial is set to begin in September 2010.

On March 13, 2008, a second health care cost recovery case was filed in Canada, Her Majesty the Queen in Right of New Brunswick v. Rothmans Inc., et al., Court of Queen’s Bench of New Brunswick, Trial Court, New Brunswick, Fredericton, Canada, in which we, our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The claim was filed by the government of the province of New Brunswick based on legislation enacted in the province. This legislation is very similar to the law introduced in British Columbia that authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur as a result of a “tobacco related wrong.” Our indemnitees and we have been served with the complaint.

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

In the first case in Nigeria, The Attorney General of Lagos State v. British American Tobacco (Nigeria) Limited, et al., High Court of Lagos State, Lagos, Nigeria, filed April 30, 2007, our subsidiary and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, plus punitive damages. In February 2008, our subsidiary was served with a Notice of Discontinuance. The claim was formally dismissed in March 2008. However, the Lagos government has since refiled its claim. Our subsidiary has not yet been served with the refiled complaint. We currently conduct no business in Nigeria.

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

In the third case in Nigeria, The Attorney General of Gombe State v. British American Tobacco (Nigeria) Limited, et al., High Court of Gombe State, Gombe, Nigeria, filed May 18, 2007, our subsidiary and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, plus punitive damages. On July 8, 2008, the court dismissed the case against all defendants based on the plaintiff’s failure to comply with various procedural requirements when filing and serving the claim.

In the fourth case in Nigeria, The Attorney General of Oyo State, et al., v. British American Tobacco (Nigeria) Limited, et al., High Court of Oyo State, Ibidam, Nigeria, filed May 30, 2007, our subsidiary and other members of the industry are defendants. Plaintiffs seek reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, plus punitive damages. The case is in the early stages of litigation, and the defendants have filed various preliminary motions upon which the court is yet to rule.

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

In the case in Spain, Junta de Andalucia, et al. v. Philip Morris Spain, et al., Court of First Instance, Madrid, Spain, filed February 21, 2002, our subsidiary and other members of the industry are defendants. The plaintiffs seek reimbursement for the cost of treating certain of their citizens for various smoking-related illnesses. In May 2004, the first instance court dismissed the case, finding that the State was a necessary party to the claim, and thus, the claim must be filed in the Administrative Court. The plaintiffs appealed. In February 2006, the appellate court affirmed the lower court’s dismissal. The plaintiffs filed notice that they intended to pursue their claim in the Administrative Court against the State. Because they were defendants in the original proceeding, our subsidiary and other members of the industry filed notices with the Administrative Court that they are interested parties in the case. On September 20, 2007, the plaintiffs filed their complaint in the Administrative Court. In November 2007, the Administrative Court dismissed the claim. The plaintiffs asked the Administrative Court to reconsider its decision dismissing the case, and that request was rejected in a ruling rendered in February 2008. Plaintiffs have filed a brief seeking leave to appeal to the Supreme Court. On June 10, 2008, our subsidiary filed a brief of appearance before the Supreme Court giving notice that it is an interested party in the appeal proceedings initiated by the plaintiffs.

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

As of August 1, 2008, there were a number of lights cases pending against our subsidiaries and indemnitees, as follows:

—	3 cases brought on behalf of various classes of individual plaintiffs (some overlapping) in Israel, compared with 2 such cases on August 1, 2007 and August 1, 2006;

—

2,011 cases brought by individuals against our subsidiaries in the equivalent of small claims courts in Italy where the maximum damages claimed are approximately one thousand Euros per case, compared with 2,043 such cases on August 1, 2007, and 23 cases on August 1, 2006.

In one class action pending in Israel, El-Roy, et al. v. Philip Morris Incorporated, et al., District Court of Tel-Aviv/Jaffa, Israel, filed January 18, 2004, our subsidiary and our indemnitees (PM USA and our former importer Menache H. Eliachar Ltd.) are defendants. The plaintiffs filed a purported class action claiming that the class members were misled by the descriptor “lights” into believing that Lights cigarettes are safer than full flavor cigarettes. The claim seeks recovery of the purchase price of Lights cigarettes and compensation for distress for each class member. Hearings will take place in November 2008 for the court to decide whether the case meets the legal requirements necessary to allow it to proceed as a class action.

The claims in a second class action pending in Israel, Navon, et al. v. Philip Morris Products USA, et al., District Court of Tel-Aviv/Jaffa, Israel, filed December 5, 2004, against our indemnitee (our distributor M.H. Eliashar Distribution Ltd.) and other members of the industry are similar to those in El-Roy, and the case is currently stayed pending a ruling on class certification in El-Roy.

In the third class action pending in Israel, Numberg, et al. v. Philip Morris Products S.A., et al., District Court of Tel Aviv/Jaffa, Israel, filed May 19, 2008, our subsidiaries and our indemnitee (our distributor M.H. Eliashar Distribution Ltd.) and other members of the industry are defendants. The plaintiffs filed a purported class action claiming that the class members were misled by pack colors, terms such as “slims” or “super slims” or “blue”,

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

and text describing tar and nicotine yields. Plaintiffs allege that these pack features misled consumers to believe that the cigarettes are safer than full flavor cigarettes. Plaintiffs seek recovery of the price of the brands at issue that were purchased from December 31, 2004 to the date of filing of the claim. They also seek compensation for mental anguish and punitive damages. Our subsidiary Philip Morris Ltd. and our indemnitee M.H. Eliashar Distribution Ltd. have been served with the claim. Our subsidiary Philip Morris Products S.A. has not yet been served.

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

As of August 1, 2008, there were 10 public civil actions pending against our subsidiaries in Argentina (1), Brazil (2), Colombia (6), and Turkey (1), compared with 7 such cases on August 1, 2007, and 3 such cases on August 1, 2006.

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

In the first public civil action in Brazil, Osorio v. Philip Morris Brasil Industria e Comercio Ltda., et al., Federal Court of Sao Paolo, Brazil, filed September 2003, our subsidiary, another member of the industry and various government entities are defendants. The plaintiff seeks a ban on the production and sale of cigarettes on the grounds that they are harmful to health and cause the government to spend money on health care. Plaintiff alleges that smoking violates the Brazilian constitutional right to health, that smokers have no free will because they are addicted, and that ETS is harmful. Plaintiff seeks the suspension of the defendants’ licenses to manufacture cigarettes, the revocation of any import licenses for tobacco-related products, the collection of all tobacco-containing products from the market, and a daily fine amounting to approximately $600,000 for any violation of the injunction order. Our subsidiary filed its answer to the complaint in June 2004.

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

In the fifth public civil action in Colombia, Morales, et al. v. Coltabaco (Morales II), Civil Court of Bogotá, Colombia, filed February 5, 2008, our subsidiary is a defendant. The plaintiffs allege misleading advertising, product defect, failure to inform, and the targeting of minors in advertising and marketing. Plaintiffs seek various monetary relief including a percentage of the costs incurred by the state each year for treating tobacco-related illnesses to be paid to the Ministry of Social Protection (from the date of incorporation of Coltabaco). After this initial payment, plaintiffs seek a fixed annual contribution to the government of $50 million. Plaintiffs also request that a statutory incentive award be paid to them for filing the claim. Our subsidiary filed its answer on July 2, 2008.

In the sixth public civil action in Colombia, Morales, et al. v. Productora Tabacalera de Colombia S.A. (Protabaco), et al., (Morales III), Administrative Court of Bogotá, Colombia, filed December 19, 2007, our subsidiaries, other members of the industry, and various government entities are defendants. The claim is identical to the Morales II public civil action discussed above. Our subsidiaries were served with the complaint in July 2008 and will file their answers in August 2008.

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

Other Litigation: Other litigation includes an antitrust suit and various tax cases:

—	Antitrust: 1 case brought on behalf of a class of individual plaintiffs in the state of Kansas in the United States against us and other members of the industry alleging price-fixing; and

—

Tax: In Brazil, there are 98 tax cases involving Philip Morris Brasil relating to the payment of state tax on the sale and transfer of goods and services, federal social contributions, excise, social security and income tax, and other matters. 35 of these cases are under administrative review by the relevant fiscal authorities and 63 are under judicial review by the courts.

In the antitrust class action in Kansas, Smith v. Philip Morris Companies, Inc., et al., District Court of Seward County, Kansas, filed February 7, 2000, we and other members of the industry are defendants. The plaintiff asserts that the defendant cigarette companies engaged in an international conspiracy to fix wholesale prices of cigarettes and sought certification of a class comprised of all persons in Kansas who were indirect purchasers of cigarettes from the defendants. The plaintiff claims unspecified economic damages resulting from the alleged price-fixing, trebling of those damages under the Kansas price-fixing statute and counsel fees. The trial court granted plaintiff’s motion for class certification and refused to permit the defendants to appeal. The case is now in the discovery phase, and no trial date has yet been set.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Guarantees

At June 30, 2008, PMI’s third-party guarantees, which are primarily related to excise taxes, were $53 million, of which $48 million have no specific expiration dates. The remainder expire through 2012, with no guarantees expiring through June 30, 2009. PMI is required to perform under these guarantees in the event that a third party fails to make contractual payments. PMI does not have a liability on its condensed consolidated balance sheet at June 30, 2008, as the fair value of these guarantees is insignificant since the probability of future payments under these guarantees is remote.

Under the terms of the Distribution Agreement between Altria Group, Inc. and PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria Group, Inc. and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. PMI does not have a liability recorded on its balance sheet at June 30, 2008, as the fair value of this indemnification is insignificant since the probability of future payments under this indemnification is remote.

Note 12. Income Taxes:

PMI accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Prior to the Distribution Date, the accounts of PMI were included in Altria’s consolidated United States federal income tax return, and federal income taxes were computed on a separate company basis. PMI made payments to, or was reimbursed by, Altria for the tax effects resulting from its inclusion in Altria’s consolidated United States federal income tax return. Beginning March 31, 2008, PMI is no longer a member of the Altria consolidated tax return group, and PMI will file its own federal consolidated income tax return.

Prior to the Distribution Date, federal tax contingencies relating to PMI were recorded as liabilities on the balance sheet of Altria. In April 2008, Altria reimbursed PMI in cash for these liabilities, which were $97 million.

Income tax provisions for jurisdictions outside the United States, as well as state and local income tax provisions, were determined on a separate company basis and the related assets and liabilities were recorded in PMI’s condensed consolidated balance sheets.

PMI’s effective tax rates for the six months and the quarter ended June 30, 2008 were 30.3% and 31.0%, respectively. The tax rates were unfavorably impacted by 0.7 percentage points for the six months and by 1.4 percentage points for the quarter due to the after-tax charge of $124 million related to the Rothmans, Benson & Hedges Inc.’s settlement with the Government of Canada and all ten provinces. The tax rates are based on PMI’s full year geographical earnings mix projections and cash repatriation plans. Changes in earnings mix or in cash repatriation plans could have an impact on the effective tax rates which PMI monitors each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

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

Note 13. Long-Term Debt:

In May 2008, PMI issued $6.0 billion of senior unsecured notes under its shelf registration statement. The net proceeds from the sale of the securities ($5,950 million) are being used to meet PMI’s working capital requirements, repurchase PMI’s common stock, refinance debt or for general corporate purposes. The notes bear the following general terms:

—	$2.0 billion total principal notes due May 16, 2013 at a fixed, annual interest rate of 4.875%. Interest is payable semiannually beginning November 16, 2008.

—	$2.5 billion total principal notes due May 16, 2018 at a fixed, annual interest rate of 5.650%. Interest is payable semiannually beginning November 16, 2008.

—	$1.5 billion total principal notes due May 16, 2038 at a fixed, annual interest rate of 6.375%. Interest is payable semiannually beginning November 16, 2008.

At June 30, 2008 and December 31, 2007, PMI’s long-term debt consisted of the following:

	June 30, 2008	December 31, 2007
	(in millions)
Short-term borrowings, reclassified as long-term debt	$-	$2,205
Notes, 4.875% to 6.375% (average interest rate 5.57%), due through 2038	5,950	1,360
Foreign currency obligations:
Euro notes payable		1,698
Other foreign (average interest rate 4.63%), due through 2013	429	406

	6,379	5,669
Less current portion of long-term debt	(108)	(91)

	$6,271	$5,578

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 14. Fair Value Measurements:

As discussed in Note 7. Financial Instruments, on January 1, 2008, PMI adopted SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Debt

The fair value of a portion of PMI’s outstanding debt, as utilized solely for annual disclosure purposes, is determined by using readily available quoted market prices. For the portion of PMI’s debt where quoted market prices are not available the fair value is determined by utilizing quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities.

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

The aggregate fair value of PMI’s derivative financial instruments as of June 30, 2008, was as follows:

	For the Six Months Ended June 30, 2008	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

Derivatives	$73	$		$73	$

Total assets at fair value	$73		$-	$73		$-

Derivatives	$207	$		$207	$

Total liabilities at fair value	$207		$-	$207		$-

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

Note 15. New Accounting Standards:

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

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires disclosures about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect the company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, at which time PMI will amend its disclosures accordingly.

PMI is currently evaluating the impact of these new standards.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 16. Subsequent Events:

On July 31, 2008, Rothmans announced the finalization of a CAD$550 million settlement between itself; Rothmans, Benson & Hedges Inc. (“RBH”); and, the Government of Canada and all ten provinces. The settlement resolves the Royal Canadian Mounted Police’s investigation relating to products exported from Canada by RBH during the 1989-1996 period.

Rothmans’ sole holding is a 60% interest in RBH. The remaining 40% interest in RBH is currently owned by PMI.

As a result of the finalization of the settlement, PMI recorded an after-tax charge of $124 million in the operating results of the Latin America segment during the second quarter of 2008. The charge, which represents the present value of PMI’s 40% equity interest in RBH’s portion of the settlement (CAD$350 million), reduced PMI’s reported second quarter diluted earnings per share by $0.06.

In addition, on July 31, 2008, PMI announced that it entered into an agreement with Rothmans to purchase, by way of a tender offer, all of the outstanding common shares of Rothmans for CAD$30 per share in cash. The aggregate transaction value on a fully-diluted basis is approximately CAD$2.0 billion. The tender offer is expected to commence within ten days of the announcement, will remain open for a minimum of 35 days and is expected to be completed by September 30, 2008. PMI’s obligation to acquire the tendered shares will be subject to various conditions, including (i) the valid deposit of at least 66-2/3% of the outstanding shares on a fully-diluted basis; (ii) receipt of Competition Act and Investment Canada approvals; and (iii) the non-occurrence of a material adverse effect.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Our Company

We are a holding company whose subsidiaries and affiliates, and their licensees, are engaged in the manufacture and sale of cigarettes and other tobacco products in markets outside the United States of America. We manage our business in four segments:

—	European Union;
—	Eastern Europe, Middle East and Africa;
—	Asia; and
—	Latin America.

Our products are sold in approximately 160 countries and, in many of these countries, they hold the number one or number two market share position. We have a wide range of premium and above, high price, mid-price and low price brands. Our portfolio comprises international and local brands.

We use the term net revenues to refer to our operating revenues from the sale of our products, net of sales and promotion incentives. Our net revenues and operating income are affected by various factors, including the volume of products we sell, the price of our products, changes in currency exchange rates and the mix of products we sell. Mix is a term used to refer to the proportionate value of premium price brands to mid-price or low price brands in any given market (product mix). Mix can also refer to the proportion of volume in more profitable markets versus volume in less profitable markets (geographic mix). We are often required to collect excise taxes from our customers and then remit them to local governments, and, in those circumstances, we include excise taxes as a component of net revenues and as part of our cost of sales. Aside from excise taxes, our cost of sales consists principally of tobacco leaf, non-tobacco raw materials, labor and manufacturing costs.

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

Separation from Altria Group, Inc.

Prior to March 28, 2008, we were a wholly-owned subsidiary of Altria Group, Inc., or Altria. On January 30, 2008, the Altria Board of Directors voted to spin off all of Altria’s shares of our common stock to Altria stockholders in a tax-free distribution pursuant to Section 355 of the U.S. Internal Revenue Code. The distribution of our shares was made on March 28, 2008, the Distribution Date, to Altria stockholders of record on March 19, 2008, the Record Date. Altria distributed one share of our stock for each share of Altria stock outstanding on the Record Date. In June 2008, we declared our inaugural quarterly dividend of $0.46 per common share, which was paid in July 2008. All decisions regarding future dividends will be made by our Board of Directors.

Holders of Altria stock options were treated similarly to public stockholders and, accordingly, had their stock awards split into two instruments. Holders of Altria stock options received the following stock options, which, immediately after the Spin-off, had an aggregate intrinsic value equal to the intrinsic value of the pre-spin Altria options:

—	a new PMI option (issued by us) to acquire that number of shares of our common stock equal to the number of Altria options held by such person on the Distribution Date; and

—	an adjusted Altria option for the same number of shares of Altria common stock with a reduced exercise price.

As stipulated by the Employee Matters Agreement, the exercise price of each option was developed to reflect the relative market values of PMI and Altria shares by allocating the price of Altria common stock before the distribution ($73.83) to PMI shares ($51.44) and Altria shares ($22.39), and then multiplying each of these allocated values by the Option Conversion Ratio. The Option Conversion Ratio is equal to the exercise price of the Altria option, prior to any adjustment for the distribution, divided by $73.83. As a result, the new PMI option and the adjusted Altria option have an aggregate intrinsic value equal to the intrinsic value of the pre-split Altria options.

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

To the extent that employees of the remaining Altria received our stock options, Altria reimbursed us in cash for the Black-Scholes fair value of the stock options received. To the extent that our employees held Altria stock options, we reimbursed Altria in cash for the Black-Scholes fair value of the stock options. To the extent that employees of Altria received PMI deferred stock, Altria paid to us the fair value of the PMI deferred stock less the value of projected forfeitures. To the extent that our employees held Altria restricted stock or deferred stock, we reimbursed Altria in cash for the fair value of the restricted or deferred stock less the value of projected forfeitures and any amounts previously charged to us for the restricted or deferred stock. Based upon the number of Altria stock awards outstanding at the Distribution Date, the net amount of these reimbursements resulted in a payment of $449 million from Altria to us ($427 million of which was paid in March 2008, with the remainder paid in April 2008). The reimbursement from Altria is reflected as an increase to our additional paid-in capital on the June 30, 2008 condensed consolidated balance sheet.

Prior to the Spin-off, we were included in Altria’s consolidated federal income tax return, and federal tax contingencies were recorded as liabilities on Altria’s balance sheet. In April 2008, Altria reimbursed us in cash for these liabilities, which were $97 million.

Prior to the Spin-off, certain of our employees participated in the U.S. benefit plans offered by Altria. After the Distribution Date, we began to provide the benefits previously provided by Altria. As a result, we established new plans, and the related plan assets (to the extent that the benefit plans were previously funded) and liabilities have been transferred to the new plans. The transfer of these benefits resulted in our recording additional liabilities of $162 million in our consolidated balance sheet, partially offset by the related deferred tax assets ($23 million) and an adjustment to stockholders’ equity ($27 million). In April 2008, Altria paid us a corresponding amount of $112 million in cash, which is net of the related tax benefit.

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

Receivable from (payable to) Altria Group, Inc. and affiliates related to the Spin-off was as follows (in millions):

Modifications to Altria Group, Inc. stock awards	$449
Transfer of federal income tax contingencies	97
Transfer of employee benefit plan liabilities	112
Settlement of intercompany account (primarily taxes)	(326)

Net receivable from Altria Group, Inc. and affiliates	332
Less:
March 2008 payment from Altria for stock awards	(427)

Payable to Altria Group, Inc. and affiliates at March 31, 2008	(95)
April 2008 payment to Altria Group, Inc. and affiliates	95

$ -

For additional information regarding our transactions with Altria Group, Inc. and affiliates after the Spin-off, see Note 3. Transactions with Altria Group, Inc.

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

Consolidated Operating Results for the Six Months Ended June 30, 2008 – The changes in our reported net earnings and diluted EPS for the six months ended June 30, 2008, from the comparable 2007 amounts, were as follows (in millions, except per share data):

	Reported
	Net Earnings	Diluted EPS

For the six months ended June 30, 2007	$2,928	$1.39

2007 Asset impairment and exit costs	100	0.05

2008 Asset impairment and exit costs	(46)	(0.02)

2008 Equity loss from RBH legal settlement	(124)	(0.06)

Currency	395	0.19
Interest	(82)	(0.04)
Change in tax rate	(3)
Operations	391	0.18

For the six months ended June 30, 2008	$3,559	$1.69

See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Asset Impairment and Exit Costs – We recorded pre-tax asset impairment and exit costs primarily related to the streamlining of various administrative functions and operations. During the six months ended June 30, 2008, we recorded pre-tax asset impairment and exit costs of $71 million ($46 million after-tax). During the six months ended June 30, 2007, we recorded pre-tax asset impairment and exit costs of $138 million ($100 million after-tax). For further details on the asset impairment and exit costs, see Note 2 to the Condensed Consolidated Financial Statements.

Equity loss from RBH legal settlement – In the second quarter of 2008, we recorded a $124 million charge related to the Rothmans, Benson & Hedges Inc., or RBH, settlement with the Government of Canada and all ten provinces. This equity loss was included in the operating companies income of the Latin America segment. For further details on the equity loss from RBH legal settlement, see Note 16 to the Condensed Consolidated Financial Statements.

Currency – The favorable currency impact is due primarily to the weakness of the U.S. dollar versus the Euro, Japanese yen, Russian ruble and Turkish lira.

Interest – The unfavorable impact of interest was due primarily to higher average debt levels.

Operations – The increase in earnings from our operations was due primarily to the following:

—	Eastern Europe, Middle East and Africa. Higher income due primarily to higher pricing and higher volume/mix;

—	Asia. Higher income due primarily to lower marketing, administration and research costs, higher pricing and higher volume/mix;

—	European Union. Higher income due primarily to higher pricing and lower marketing, administration and research costs, partially offset by lower volume/mix; and

—	Latin America. Higher income due primarily to higher pricing, the favorable impact of acquisitions and higher volume/mix.

Consolidated Operating Results for the Three Months Ended June 30, 2008 – The changes in our reported net earnings and diluted EPS for the three months ended June 30, 2008, from the comparable 2007 amounts, were as follows (in millions, except per share data):

	Reported
	Net Earnings	Diluted EPS
For the three months ended June 30, 2007	$1,483	$0.70

2007 Asset impairment and exit costs	55	0.03

2008 Asset impairment and exit costs	(27)	(0.01)

2008 Equity loss from RBH legal settlement	(124)	(0.06)

Currency	206	0.10
Interest	(38)	(0.02)
Change in tax rate	7
Operations	130	0.06

For the three months ended June 30, 2008	$1,692	$0.80

See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Asset Impairment and Exit Costs – We recorded pre-tax asset impairment and exit costs primarily related to the streamlining of various administrative functions and operations. During the three months ended June 30, 2008, we recorded pre-tax asset impairment and exit costs of $48 million ($27 million after-tax). During the three months ended June 30, 2007, we recorded pre-tax asset impairment and exit costs of $76 million ($55 million after-tax). For further details on the asset impairment and exit costs, see Note 2 to the Condensed Consolidated Financial Statements.

Equity loss from RBH legal settlement – In the second quarter of 2008, we recorded a $124 million charge related to the RBH settlement with the Government of Canada and all ten provinces. This equity loss was included in the operating companies income of the Latin America segment. For further details on the equity loss from RBH legal settlement, see Note 16 to the Condensed Consolidated Financial Statements.

Currency – The favorable currency impact is due primarily to the weakness of the U.S. dollar versus the Euro, Japanese yen, Russian ruble and Turkish lira.

Interest – The unfavorable impact of interest was due primarily to higher average debt levels.

Operations – The increase in earnings from our operations was due primarily to the following:

—	Eastern Europe, Middle East and Africa. Higher income due primarily to higher pricing and higher volume/mix;

—	Asia. Higher income due primarily to higher volume/mix, higher pricing and lower marketing, administration and research costs; and

—	Latin America. Higher income due primarily to higher pricing, the favorable impact of acquisitions and higher volume/mix, partially offset by higher marketing, administration and research costs.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2008 Forecasted Results – On July 23, 2008, we raised our forecast for adjusted 2008 full-year diluted EPS, reflecting strong business momentum and favorable currency, to a range of $3.32 to $3.38 for the full-year 2008, representing a growth rate of approximately 19% to 21%, from a revised pro-forma adjusted base of $2.79 per share in 2007. This compares to a previously disclosed range of $3.18 to $3.24 for the full-year 2008. We re-affirmed this forecast on July 31, 2008. This forecast excludes the impact of any potential future acquisitions and a number of other factors. The factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast.

Discussion and Analysis

Consolidated Operating Results

See pages 64-68 for a discussion of our Cautionary Factors That May Affect Future Results. Our cigarette volume, net revenues, excise taxes on products and operating companies income by segment were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Cigarette volume:
European Union	127,590	134,473	64,817	67,776
Eastern Europe, Middle East and Africa	153,219	148,689	78,300	75,904
Asia	113,893	107,651	56,843	55,804
Latin America	46,404	43,486	23,209	21,517

Total cigarette volume	441,106	434,299	223,169	221,001

Net revenues:
European Union	$15,737	$13,421	$8,279	$6,867
Eastern Europe, Middle East and Africa	7,414	5,893	3,802	3,103
Asia	6,292	5,537	3,170	2,787
Latin America	2,859	2,365	1,452	1,191

Net revenues	$32,302	$27,216	$16,703	$13,948

Excise taxes on products:
European Union	$10,656	$8,957	$5,635	$4,568
Eastern Europe, Middle East and Africa	3,654	2,750	1,869	1,472
Asia	3,137	2,689	1,566	1,346
Latin America	1,816	1,436	924	727

Excise taxes on products	$19,263	$15,832	$9,994	$8,113

Operating income:
Operating companies income:
European Union	$2,596	$2,105	$1,287	$1,075
Eastern Europe, Middle East and Africa	1,605	1,201	813	634
Asia	1,107	898	523	429
Latin America	175	190	23	102
Amortization of intangibles	(16)	(12)	(7)	(6)
General corporate expenses	(44)	(34)	(31)	(17)

Operating income	$5,423	$4,348	$2,608	$2,217

As discussed in Note 10. Segment Reporting, we evaluate segment performance and allocate resources based on operating companies income, which we define as operating income before general corporate expenses and amortization of intangibles. We believe it is appropriate to disclose this measure to help investors analyze the business performance and trends of our various business segments.

The following events that occurred during the six months and three months ended June 30, 2008 and 2007, affected the comparability of our statement of earnings amounts.

—	Asset Impairment and Exit Costs – For the six months and three months ended June 30, 2008 and 2007, pre-tax asset impairment and exit costs consisted of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007
	(in millions)

Separation programs:
European Union	$56	$88	$48	$59
Eastern Europe, Middle East and Africa		12
Asia		20		6
Latin America		18		11

Total separation programs	56	138	48	76

Contract termination charges:
Eastern Europe, Middle East and Africa	1
Asia	14

Total contract termination charges	15	-	-	-

Asset impairment and exit costs	$71	$138	$48	$76

For further details on asset impairment and exit costs see Note 2 to our condensed consolidated financial statements.

—

Equity loss from RBH legal settlement – As discussed in Note 16. Subsequent Events, the operating companies income of the Latin America segment for the six months and three months ended June 30, 2008, includes a $124 million charge related to the RBH settlement with the Government of Canada and all ten provinces.

Consolidated Results of Operations for the Six Months Ended June 30, 2008

The following discussion compares our consolidated operating results for the six months ended June 30, 2008, with the six months ended June 30, 2007.

Cigarette volume of 441.1 billion units increased 6.8 billion units or 1.6%. This increase was due primarily to acquisitions in Pakistan and Mexico. Excluding acquisitions, cigarette shipment volume was down 0.2% due primarily to lower volume in the European Union segment.

We achieved market share gains in a number of markets, including Argentina, Egypt, Germany, Italy, Korea, Mexico, Spain and Ukraine.

Total cigarette shipments of Marlboro of 156.4 billion units were down 1.8%, with growth in Eastern Europe, Middle East and Africa, Asia and Latin America more than offset by a decline in the European Union. Total cigarette shipments of L&M of 48.6 billion units were down 5.6%, with a decline in Eastern Europe, Middle East and Africa, partially offset by growth in the European Union. Driven by a strong increase in shipments in Eastern Europe, Middle East and Africa, total cigarette shipments of Chesterfield grew 18.1% versus the prior-year. Total cigarette shipments of Parliament recorded similar growth, up 23.4%, with gains in Eastern Europe, Middle East and Africa and Asia. Virginia Slims, led by shipments in Asia, grew 12.9%. Total shipment volume of other tobacco products (in cigarette equivalent units) increased more than 27.3%, fueled by growth in Germany and Poland. Total shipment volume for cigarettes and other tobacco products were up 1.9%.

Net revenues, which include excise taxes billed to customers, increased $5.1 billion or 18.7%. Excluding excise taxes, net revenues increased $1.7 billion or 14.5% to $13.0 billion. This increase was due to favorable currency ($1.1 billion), net price increases ($540 million) and the impact of acquisitions ($46 million), partially offset by lower volume/mix ($51 million).

Excise taxes on products increased $3.4 billion (21.7%), due primarily to currency movements ($2.1 billion), higher excise tax rates ($1.2 billion) and acquisitions. As discussed under the caption “Business Environment,” there is a trend toward governments’ increasing excise taxes in all of the markets in which we operate. We expect excise taxes to continue to increase.

Cost of sales increased $396 million (9.1%), due primarily to currency movements ($363 million).

Marketing, administration and research costs increased $247 million (9.8%), due primarily to currency ($225 million), the 2008 charge related to the RBH legal settlement ($124 million) and acquisitions ($26 million), partially offset by lower general and administrative expenses ($49 million), lower research and development costs ($39 million) and the absence of the 2007 charges related to the termination of a distributor relationship in Indonesia ($30 million).

Operating income increased $1.1 billion or 24.7%. This increase was due primarily to favorable currency ($532 million), net price increases ($477 million) and lower asset impairment and exit costs ($67 million), partially offset by lower volume/mix ($42 million).

Currency movements increased net revenues by $3.2 billion ($1.1 billion, after excluding the impact of currency movements on excise taxes) and operating income by $532 million. These increases were due primarily to the weakness versus prior year of the U.S. dollar against the Euro, Japanese yen, Russian ruble and Turkish lira.

Interest expense, net, of $136 million increased $123 million, due primarily to higher average debt levels.

Our tax rate increased 0.6 percentage points to 30.3%. The 2008 tax rate was unfavorably impacted by 0.7 percentage points due to the after-tax charge of $124 million related to the RBH settlement with the Government of Canada and all ten provinces. The tax rate is based on our full year geographical earnings mix projections and cash repatriation plans. Changes in earnings mix or in cash repatriation plans could have an impact on the effective tax rate which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions. We are evaluating the impact of certain U.S. income tax regulations proposed in February 2008 and the ability to apply them to open tax years. If we can apply the proposed regulations retroactively, there may be a one-time tax benefit of between $140 million and $160 million. The evaluation is expected to be completed in the third quarter of 2008.

Net earnings of $3.6 billion increased $631 million or 21.6%. This increase was due primarily to higher operating income, partially offset by higher interest expense, net. Diluted and basic EPS of $1.69 increased by 21.6%.

Consolidated Results of Operations for the Three Months Ended June 30, 2008

The following discussion compares our consolidated operating results for the three months ended June 30, 2008, with the three months ended June 30, 2007.

Cigarette volume of 223.2 billion units increased 2.2 billion units or 1.0%. This increase was due primarily to the impact from the 2007 acquisition in Mexico. Excluding this acquisition, cigarette shipment volume was up 0.3%, due primarily to higher volume in Eastern Europe, Middle East and Africa and Asia, partially offset by lower volume in the European Union.

We achieved market share gains in a number of markets, including Algeria, Argentina, Australia, Brazil, Dominican Republic, Egypt, Germany, Greece, Korea, Mexico, Pakistan, the Slovak Republic, Spain, Switzerland and Ukraine.

Total cigarette shipments of Marlboro of 79.1 billion units were down 2.4%, with growth in Eastern Europe, Middle East and Africa, Asia and Latin America more than offset by declines in the European Union and the impact of the transfer of the U.S. Duty Free business to Altria. Total cigarette shipments of L&M of 24.8 billion units were down 3.2%, with a decline in Eastern Europe, Middle East and Africa, partially offset by growth in the European Union. Led by double-digit growth in Eastern Europe, Middle East and Africa and an increase in the European Union, total cigarette shipments of Chesterfield grew 18.0% versus the prior-year quarter. Total cigarette shipments of Parliament continued to grow, up 28.1%, with gains in Eastern Europe, Middle East and Africa and Asia. Virginia Slims, with shipment growth in Eastern Europe, Middle East and Africa, Asia and Latin America, grew 12.2%. Shipment volume of other tobacco products (in cigarette equivalent units) grew 21.5%, fueled by continued strong growth in Germany and Poland. Total shipment volume for cigarettes and other tobacco products were up 1.2%.

Net revenues, which include excise taxes billed to customers, increased $2.8 billion or 19.8%. Excluding excise taxes, net revenues increased $874 million or 15.0% to $6.7 billion. This increase was due to favorable currency ($638 million) and net price increases ($248 million), partially offset by lower volume/mix ($12 million).

Excise taxes on products increased $1.9 billion (23.2%), due primarily to currency movements ($1.2 billion) and higher excise tax rates ($595 million).

Cost of sales increased $218 million (9.7%), due primarily to currency movements ($210 million).

Marketing, administration and research costs increased $292 million (22.6%), due primarily to currency ($151 million), the 2008 charge related to the RBH legal settlement ($124 million) and higher marketing expenses ($37 million), partially offset by lower research and development costs ($23 million) and lower general and administrative expenses ($15 million).

Operating income increased $391 million or 17.6%. This increase was due primarily to favorable currency ($277 million), net price increases ($198 million) and lower asset impairment and exit costs ($28 million), partially offset by the 2008 charge related to the RBH legal settlement ($124 million).

Currency movements increased net revenues by $1.8 billion ($638 million, after excluding the impact of currency movements on excise taxes) and operating income by $277 million. These increases were due primarily to the weakness versus prior year of the U.S. dollar against the Euro, Japanese yen, Russian ruble and Turkish lira.

Interest expense, net, of $61 million increased $58 million, due primarily to higher average debt levels.

Our tax rate increased 0.8 percentage points to 31.0%. The 2008 tax rate was unfavorably impacted by 1.4 percentage points due to the after-tax charge of $124 million related to the RBH settlement with the Government of Canada and all ten provinces. The tax rate is based on our full year geographical earnings mix projections and cash repatriation plans. Changes in earnings mix or in cash repatriation plans could have an impact on the effective tax rate which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

Net earnings of $1.7 billion increased $209 million or 14.1%. This increase was due primarily to higher operating income, partially offset by higher interest expense, net. Diluted and basic EPS of $0.80 and $0.81, respectively, increased by 14.3% and 15.7%, respectively.

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

•

actual and proposed requirements for the disclosure of cigarette ingredients and other proprietary information without adequate trade secret protection, as well as testing requirements and performance standards;

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

Minimum Retail Selling Price Laws: Several EU Member States have enacted laws establishing a minimum retail selling price for cigarettes and, in some cases, other tobacco products. Subsequently, in March 2007, the European Commission announced that it was bringing an action against France and, on January 31, 2008, against Austria and Ireland in the European Court of Justice claiming that these countries’ minimum retail selling price systems infringe EU law. The European Commission previously announced that it had formally called upon Austria, Ireland and Italy to amend their legislation setting minimum retail selling prices for cigarettes. The Commission has commenced proceedings in the European Court of Justice against France, Austria and Ireland as of May 2008. We are unaware of action taken at this point against Italy. Although it is not possible to predict when the court will issue a final ruling, based on prior proceedings in similar actions, a ruling could be expected by the end of 2009. Should the European Commission prevail in the European Court of Justice, excise tax levels and/or price gaps in those markets could be adversely affected.

Framework Convention on Tobacco Control: The World Health Organization’s Framework Convention for Tobacco Control (“FCTC”) entered into force on February 27, 2005. As of July 2008, 156 countries, as well as the European Community, have become parties to the FCTC. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and, in certain instances, requires) signatory nations to enact legislation that would:

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

Testing and Reporting of Other Smoke Constituents: Three countries (Brazil, Canada and Venezuela) require manufacturers to test for and report to regulators by-brand yields of other smoke constituents, 45 to 80 of which have been identified as potential causes of tobacco-related diseases. Testing and reporting these smoke constituents is considered to be a core component of tobacco product regulation and is being addressed by the FCTC’s Conference of the Parties, TobReg, national regulators and the public health community. We measure most of these constituents for our product research and development purposes, and support such regulation. However, there is no international consensus on which smoke constituents to test, and no validated analytical methods to measure the levels of those constituents in smoke. Moreover, there is extremely limited capacity to conduct by-brand testing on a global basis. In 2007, the Conference of Parties Working Group on Product Regulation indicated that these issues must be resolved before regulatory requirements for smoke constituent testing can be implemented. It is not certain when such requirements will be recommended by the Conference of the Parties and whether individual countries will adopt them, although bills to require similar testing are pending in some countries. The cost of by-brand testing could be significant and it is expected that the industry will be required to bear the burden of testing expenses as recommended by the Conference of the Parties.

Ceilings on Tar, Nicotine, Carbon Monoxide and Other Smoke Constituents: A number of countries and the EU have established maximum yields of tar, nicotine and/or carbon monoxide, as measured by the ISO standard test method. Despite the fact that public health authorities have questioned the significance of ISO measured tar, nicotine and carbon monoxide yields, no country has yet suggested that existing ceilings be eliminated. Although it is not possible to predict with certainty, other countries are likely to impose ceilings that are similar to those in existence in the EU. Nor has any country proposed or adopted ceilings for other smoke constituents. However, in April 2008, TobReg recommended that governments establish ceilings for 9 specific smoke constituents, including tobacco specific nitrosamines (“TSNAs”). The proposal would set ceilings at the median yield for each constituent in the market based on by-brand testing of all brands sold in the market over a 2 year period. Although TobReg has described its proposal as a conservative first step for regulation, it may have a substantial adverse impact on some or all cigarette markets. Several public health advocates and scientists have criticized the proposal on the grounds that selectively reducing carcinogens in conventional cigarettes will not lead to a meaningful reduction in disease and thus will not benefit public health and/or will mislead consumers into believing that conventional cigarettes are safer. In fact, TobReg states that there is no proof that the ceilings will result in reduced harm or risk of disease, but argues that proof of a benefit is not required. In its view, a showing that “the substance be known to be harmful and that processes exist for its diminution or removal” is sufficient. The group justifies its proposal by noting differences in yields of constituents in commercial cigarettes, principally the higher levels of TSNAs in American blended cigarettes compared to Virginia cigarettes. It is not possible to predict whether or when this recommendation will be endorsed by the Conference of the Parties and, if so, implemented by governments.

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

Bans and Restrictions on Advertising, Marketing, Promotions and Sponsorships: For many years, countries have imposed partial or total bans on tobacco advertising, marketing and promotion. The FCTC calls for a “comprehensive ban on advertising, promotion and sponsorship” and requires governments that have no constitutional constraints to ban all forms of advertising. Where constitutional constraints exist, the FCTC requires governments to restrict or ban radio, television, print media, other media, including the Internet, and sponsorships of international events within 5 years. We oppose complete bans on advertising, but support limitations on marketing, provided that manufacturers retain the ability to communicate directly to adult smokers. The FCTC also requires disclosure of expenditures on advertising, promotion and sponsorship that is not prohibited. Some public health groups have called for bans of product displays, which some countries have adopted. We oppose complete product display bans as excessive and unnecessary, especially when lesser restrictions on product display are available such as those implemented in some Australian states.

Generic Packaging: In a consultation paper, the UK Department of Health has raised for comment the possibility of generic packaging to reduce youth smoking, arguing that generic packaging, which would eliminate the ability of manufacturers to use any distinctive trademarks, trade dress, logos, or pack designs, would decrease smoking initiation, increase cessation and contribute to the de-normalization of tobacco use. We strongly oppose generic packaging and believe that there is no sound basis to conclude that it would lead to any public health benefit. The studies upon which the consultation paper’s discussion of generic packaging is based do not support the view that it would reduce youth smoking, and generic packaging is likely to encourage illicit trade and price competition, both of which will undermine the government’s public health and revenue objectives. We also believe that generic packaging is a disproportionate infringement of intellectual property rights, and free speech; it also unduly limits competition. We understand that the Conference of the Parties is considering a similar proposal in the context of guidelines to Article 13 of the FCTC governing tobacco advertising, sponsorship and promotion.

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

Reduced Cigarette Ignition Propensity Legislation: Reduced ignition propensity standards have been adopted in Canada and are being considered in several other countries, notably Australia, New Zealand and the EU. On March 25, 2008, the European Commission formally adopted a decision to mandate the development, through the General Product Safety Directive, of reduced cigarette ignition propensity standards such as those implemented in New York, other American states and Canada. Several individual Member States, most notably Finland, have initiated their own proceedings to implement ignition propensity standards as well. Also in March, a joint Ministerial Council of the Australian and New Zealand governments issued a statement recommending the adoption of federal ignition propensity standards in their respective countries. We believe that reduced ignition propensity standards should be the same as those applied in New York and other jurisdictions to ensure that they are uniform and technically feasible, and that they are applied equally to all manufacturers and all tobacco products.

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

We are also working with governments around the world on agreements to address the illicit trade in cigarettes. We have entered into cooperation agreements with the authorities in several countries, and we are discussing such agreements with other countries.

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

Governmental Investigations: From time to time, we are subject to governmental investigations on a range of matters. We have previously reported our belief that Canadian authorities were contemplating a legal proceeding based on a Royal Canadian Mounted Police investigation relating to allegations of contraband shipments of cigarettes into Canada in the early to mid-1990s. That investigation has now been closed as a result of the July 31, 2008, settlement between RBH, RBH’s parent company Rothmans Inc. (“Rothmans”), the Government of Canada and all ten provinces. In addition, Imperial Tobacco Company Canada (“ITC”) has entered into a similar settlement with the Government of Canada and all ten provinces. As a result of the ITC settlement, PMI expects to record a pre-tax charge of approximately $62 million in the third quarter 2008, representing a payment to ITC to fulfill contractual obligations arising out of a distribution agreement between a PMI affiliate and ITC.

Manufacturing Optimization Program

We have terminated our contract manufacturing arrangement with PM USA effective no later than December 31, 2008. We expect to shift all of our PM USA contract manufactured production, which approximated 57 billion cigarettes annually in 2007, to our facilities in Europe by the fourth quarter of 2008. The program will entail our incurring capital expenditures of approximately $50 million. Through June 30, 2008, we have incurred $32 million of capital expenditures related to this program, of which $23 million and $15 million were incurred during the six months and three months ended June 30, 2008, respectively. During the first quarter of 2008, we recorded exit costs of $15 million related to the termination of our manufacturing contract with PM USA. The program is expected to generate cost savings beginning in 2008 and to save us total estimated pre-tax annual costs of approximately $179 million by 2009.

Asset Impairment and Exit Costs

Since 2005, we announced plans to streamline various administrative functions and operations. These plans resulted in the announced closure or partial closure of 9 production facilities through June 30, 2008, the largest of which is the closure of a factory in Munich, Germany announced in 2006. As a result of these announcements and the Manufacturing Optimization Program discussed above, we recorded pre-tax charges of $71 million and $48 million during the six months and three months ended June 30, 2008, respectively, and $138 million and $76 million during the six months and three months ended June 30, 2007, respectively. The pre-tax separation program charges primarily related to severance costs. Additional pre-tax charges of approximately $13 million are expected during the remainder of 2008.

Cash payments related to exit costs were $63 million and $34 million for the six months and three months ended June 30, 2008, respectively. Future cash payments for exit costs incurred to date are expected to be approximately $189 million. The streamlining of these various functions and operations is expected to result in the elimination of approximately 3,600 positions. As of June 30, 2008, approximately 3,250 of these positions have been eliminated. These actions generated pre-tax cost savings beginning in 2005, with cumulative estimated annual cost savings of approximately $320 million expected by the end of 2008, of which $135 million are incremental savings in 2008.

Acquisitions

In June 2008, we acquired the fine cut trademark Interval and certain other trademarks in the other tobacco products category from Imperial Tobacco Group PLC for $396 million.

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

The effect of these acquisitions above were not material to our consolidated financial position, results of operations or operating cash flows in any of the periods presented.

As discussed in Note 16. Subsequent Events, on July 31, 2008, we announced that we had entered into an agreement with Rothmans to purchase, by way of a tender offer, all of the outstanding common shares of Rothmans.

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

A subsidiary sells products that are exported to Syria in compliance with exemptions under applicable U.S. laws and regulations. Such sales are quantitatively not material, amounting to well below 0.5% of our consolidated annual volume and operating companies income in each of the past three years. We have no employees, operations or assets in Syria. Duty free sales to Syria have been suspended since a Managing Director and shareholder of the customer of our subsidiary’s distributor was placed on the Specially Designated Nationals, or SDN, list in February 2008. The customer was placed on the SDN list in July 2008.

In January 2007, a subsidiary received a license from the U.S. Office of Foreign Assets Control to export cigarettes to Iran. We did not record any sales to Iran in 2007. Our subsidiary has received a new license for 2008 and may commence sales during the year, however, we did not record any sales to Iran in the first or second quarters of 2008. Sales under the license are not expected to be material, with projected sales well below 0.5% of total estimated 2008 volume and operating companies income. We have no employees, operations or assets in Iran.

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

We do not believe that exempt or licensed sales of our products, which are agricultural products under U.S. law, and are not technological or strategic in nature, for ultimate resale in Syria, Iran, Myanmar or Sudan in compliance with U.S. laws, will present a material risk to our stockholders, our reputation or the value of our shares. To our knowledge, none of the governments of Syria, Iran, Myanmar or Sudan, nor entities controlled by those governments, receive cash or act as intermediaries in connection with these transactions, except that in Syria, the state tobacco monopoly, which is the only entity permitted to import tobacco products, purchased products from our customer for local resale.

Certain states have enacted legislation permitting state pension funds to divest or screen from future investment in stocks of companies that do business with countries that are sanctioned by the U.S. We do not believe such legislation has had a material effect on the price of our shares.

Operating Results – Six Months Ended June 30, 2008

The following discussion compares operating results within each of our reportable segments for the six months ended June 30, 2008, with the six months ended June 30, 2007.

European Union.   Net revenues, which include excise taxes billed to customers, increased $2.3 billion or 17.3%. Excluding excise taxes, net revenues increased $617 million or 13.8% to $5.1 billion. This increase was due to favorable currency ($652 million) and net price increases ($181 million), partially offset by lower volume/mix ($216 million).

Operating companies income increased $491 million or 23.3%. This increase was due primarily to favorable currency ($388 million), net price increases ($181 million), lower marketing, administration and research costs ($46 million) and lower pre-tax charges for asset impairment and exit costs ($32 million). These increases were partially offset by lower volume/mix ($178 million).

Our cigarette shipment volume decreased 5.1% due mainly to a lower European Union market. The total cigarette market in the European Union declined by 4.5% during the first six months of 2008, driven by the build-up of trade inventories in the Czech Republic in the fourth quarter of 2007 in anticipation of the January 2008 excise tax increase, the implementation of indoor public smoking restrictions, notably in France, Germany, Portugal and the United Kingdom and the negative impact of tax-driven pricing primarily in Poland. Our market share in the European Union was down 0.4 share points to 39.1% as market share gains in many key Western European markets, including Belgium, Germany, Greece, Italy and Spain, were more than offset by share declines in France, Poland, Portugal, Sweden and Switzerland.

In France, the total cigarette market was down 5.0% for the first six months of 2008, reflecting the impact of the August 2007 price increase as well as the expansion of public smoking restrictions in January 2008. Our shipments were down 11.4% and market share decreased 2.5 share points to 40.9%, mainly reflecting a lower share for Marlboro following its passage of the round 5.00 Euros per pack price point in August 2007.

In Germany, the total cigarette industry shipments were down 4.5%, due to the on-going implementation of public smoking restrictions currently affecting 14 out of 16 states, and price increases in the super-low price segment effective in February 2008. Our shipments were down 4.9%; however, our market share reached a level of 37.0%, up 0.4 share points, driven by strong L&M momentum.

In Italy, the total market was down 0.7%, primarily reflecting the impact of the January 2008 price increase. While our shipments declined 1.4%, market share grew to 54.6%, up 0.2 share points, driven by Chesterfield, Merit and Diana.

In Poland, the total cigarette market was down 7.7%, reflecting the impact of the 2007 price increase driven by European Union tax harmonization. Our shipments declined 12.4% and market share declined 1.7 share points to 38.5%, reflecting down-trading of Red & White consumers to lower-priced competitive brands and the continued erosion of the 70mm segment. Marlboro share was 8.7%, up 0.2 share points.

In Spain, the total market was up by 2.1%, including the favorable impact of a lower January 2007 market due to trade inventory movements at the end of 2006. Our in-market sales grew 2.6%, resulting in a share gain of 0.1 share point to 31.7%, mainly due to higher Chesterfield and Philip Morris share. Our shipments grew 3.7%, reflecting higher in-market sales and the timing of shipments.

Eastern Europe, Middle East and Africa.   Net revenues, which include excise taxes billed to customers, increased $1.5 billion or 25.8%. Excluding excise taxes, net revenues increased $617 million or 19.6% to $3.8 billion. This increase was due to favorable currency ($271 million), net price increases ($225 million), and higher volume/mix ($121 million).

Operating companies income increased $404 million or 33.6%. This increase was due primarily to net price increases ($215 million), higher volume/mix ($87 million) and favorable currency ($80 million).

Our cigarette shipment volume increased 3.0%, driven by gains in most major markets.

In Russia, shipment volume was up 8.0%, reflecting improved performance in the market, continued up-trading and a favorable comparison with the same period last year. In-market sales during the first quarter of 2007 were depressed following tax/price increases, the introduction of maximum recommended retail prices and temporary adjustments due to the change of distribution systems. Our market share was unchanged at 26.7% with the higher-priced brands Marlboro, Parliament, Virginia Slims, Muratti and Chesterfield all registering share gains.

In Turkey, volume was up 1.6%. An improved product mix, double-digit growth of the premium brand portfolio, Parliament, Marlboro and the launch of Virginia Slims in the first quarter offset the decline of lower-margin brands. Total market share of 39.9% declined 0.7 share points for the first six months of 2008, but has exhibited sequential improvement in recent months.

In Ukraine, our market share rose 1.5 share points to 34.9% on share gains by our higher priced brands Marlboro, Parliament and Chesterfield.

Asia.   Net revenues, which include excise taxes billed to customers, increased $755 million or 13.6%. Excluding excise taxes, net revenues increased $307 million or 10.8% to $3.2 billion. This increase was due to favorable currency ($152 million), net price increases ($70 million), the Lakson Tobacco acquisition ($46 million) and higher volume/mix ($39 million).

Operating companies income increased $209 million or 23.3%. This increase was due primarily to lower marketing, administration and research costs ($73 million, including $30 million of pre-tax charges in 2007 for a distributor termination in Indonesia), favorable currency ($57 million), favorable net pricing ($42 million) and higher volume/mix ($33 million).

Our cigarette shipment volume increased 5.8%. This increase reflects the Lakson Tobacco acquisition volume in Pakistan and solid gains in Indonesia and Korea, partially offset by a decline in Japan. Excluding this acquisition, our volume in Asia was up 1.2%.

In Indonesia, our shipment volume rose 10.2% versus the same period last year. Marlboro volume was up 21.3%, helped by the new Marlboro Mix 9 kretek brand which has been rolled-out nationally at the end of March 2008. The U Mild brand family continued to grow. In support of the A Mild brand family, A Volution, the first super slims kretek in the Indonesian market, was launched in February 2008.

In Japan, the total cigarette market declined 2.6%. Our shipments were down 5.5%, primarily due to total market and market share declines and a stock optimization at our distributor. Our market share declined 0.6 share points to 23.9%, mainly due to Lark. However, Lark has more recently exhibited signs of share stability due to the performance of Lark Menthol X, which was launched in February, and Lark Classic, which continues to show encouraging results following its initial launch in April in East Japan. Marlboro share of 9.8% was down 0.1 share point reflecting the withdrawal of Marlboro Wides and Marlboro Blend 27. Our in-market sales were down 4.8%.

In Korea, the total market was up 3.3% for the first six months of 2008. Our shipment volume rose 22.3%, reflecting a strong market share performance. Our market share reached 11.4%, up 1.8 share points. The share increase was driven by gains from Parliament, Marlboro and Virginia Slims.

Latin America.   Net revenues, which include excise taxes billed to customers, increased $494 million or 20.9%. Excluding excise taxes, net revenues increased $114 million or 12.3% to $1.0 billion. This increase was due primarily to net price increases ($64 million) and favorable currency ($45 million).

Operating companies income decreased $15 million or 7.9%. This decrease was due primarily to the 2008 charge related to the RBH legal settlement ($124 million), partially offset by net price increases ($39 million), the impact of acquisitions ($26 million), the 2007 pre-tax charges for asset impairment and exit costs ($18 million), higher volume/mix ($16 million) and favorable currency ($7 million).

Cigarette shipment volume of 46.4 billion units increased by 6.7%, reflecting higher shipments in Argentina and Mexico, driven by strong share growth in both markets and the inclusion of the acquired local trademarks in Mexico (2.8 billion units). Excluding acquisition volume, shipments increased by 0.3%.

In Argentina, the total cigarette market grew 6.2% for the first six months of 2008. Our cigarette shipment volume increased 9.5% and share increased 2.2 share points to 70.6%, driven by Marlboro, up 1.6 share points and Philip Morris, up 1.5 share points.

In Mexico, the total cigarette market was stable for the first six months of 2008. Our cigarette shipment volume increased significantly and share increased 3.8 share points to 67.1%, driven by Marlboro, up 1.7 share points.

In Colombia, our cigarette shipment volume decreased 27.0% due primarily to inventory movements, a lower market and a lower share reflecting intense price competition.

Operating Results – Three Months Ended June 30, 2008

The following discussion compares operating results within each of our reportable segments for the three months ended June 30, 2008, with the three months ended June 30, 2007.

European Union.   Net revenues, which include excise taxes billed to customers, increased $1.4 billion or 20.6%. Excluding excise taxes, net revenues increased $345 million or 15.0% to $2.6 billion. This increase was due to favorable currency ($384 million) and net price increases ($74 million), partially offset by lower volume/mix ($113 million).

Operating companies income increased $212 million or 19.7%. This increase was due primarily to favorable currency ($210 million), net price increases ($62 million) and lower pre-tax charges for asset impairment and exit costs ($11 million), partially offset by lower volume/mix ($85 million).

Our cigarette shipment volume declined by 4.4%, primarily reflecting a lower total market. The total cigarette market in the European Union declined by 3.7% in the second quarter, driven by the implementation of indoor public smoking restrictions, notably in France, Germany, Portugal and the United Kingdom, the impact of tax-driven pricing, primarily in Poland and unfavorable trade inventory movements in the Czech Republic. Our market share in the European Union was down 0.2 share points to 39.4%, despite higher shares in Germany, Greece, Spain and Switzerland.

In France, the total cigarette market was down 5.1% for the second quarter of 2008, reflecting the continued impact of the August 2007 price increase as well as the expansion of public smoking restrictions in January 2008. Our shipments were down 11.2% and market share decreased 2.5 share points to 40.9%, mainly reflecting a lower share for Marlboro following its passage of the 5.00 Euros per pack price point in August 2007.

In Germany, total cigarette industry shipments were down 6.2%, distorted by high competitor trade inventories in the first quarter of 2008. Adjusted for this distortion, the total cigarette market declined by approximately 4.3%, due to the on-going implementation of public smoking restrictions and price increases in the super-low price segment effective in February 2008. Our shipments were down 3.7% and market share, adjusted for trade inventory distortions, is estimated to have reached a level of 37.0%, up 0.3 share points, driven by the continued momentum of L&M.

In Italy, the total market was stable, reflecting the continued impact of the January 2008 price increase, offset by higher trade purchases as a result of our announced price increase at the end of June 2008. Although our shipments declined 1.7%, reflecting distributor inventory adjustments, market share was stable, led by Chesterfield and Diana.

In Poland, the total cigarette market was down 6.9%, reflecting the continued impact of the 2007 price increase driven by European Union tax harmonization. Our shipments declined 9.4% and market share declined 1.1 points to 38.6%, due to continued down-trading of Red & White consumers to lower-priced brands and the erosion of the 70mm segment. These trends were partially offset by the strong performance of L&M, in particular the super slims variant, L&M Link. Marlboro share was up 0.4 points for the quarter to 8.9%.

In Spain, the total market was down by 0.4%. Our shipments grew 3.7%, mainly reflecting timing of shipments in the second quarter. Market share grew by 0.2 share points to 31.7%, driven by the strong performance of Chesterfield, up 0.2 points to 9.7%.

Eastern Europe, Middle East and Africa.   Net revenues, which include excise taxes billed to customers, increased $699 million or 22.5%. Excluding excise taxes, net revenues increased $302 million or 18.5% to $1.9 billion. This increase was due to favorable currency ($135 million), net price increases ($106 million) and higher volume/mix ($61 million).

Operating companies income increased $179 million or 28.2%. This increase was due primarily to net price increases ($97 million), higher volume/mix ($41 million) and favorable currency ($34 million).

Our cigarette shipment volume increased 3.2%, driven by gains in Russia, Turkey, Ukraine and Egypt.

In Russia, shipment volume was up 8.3%, benefiting from continued up-trading to our higher-priced brands. Our market share was essentially unchanged at 26.6%, with the premium brands Marlboro, Parliament, Virginia Slims, and the medium-priced brand Chesterfield, all registering share gains. Combined, our premium portfolio increased market share by 0.5 share points in the quarter.

In Turkey, our shipment volume was up 2.9%, fueled by a continued improved product mix, with double-digit growth of the premium brand portfolio, comprised of Parliament, Marlboro and the launch of Virginia Slims in the first quarter, partly offset by the decline of lower-margin brands. Total market share of 40.2% was essentially unchanged versus the same period last year.

In Ukraine, our shipment volume was up 8.2% and market share rose 1.5 share points to 35.2%, reflecting continued consumer up-trading to Marlboro, Parliament and Chesterfield.

Asia.   Net revenues, which include excise taxes billed to customers, increased $383 million or 13.7%. Excluding excise taxes, net revenues increased $163 million or 11.3% to $1.6 billion. This increase was due to favorable currency ($92 million), net price increases ($37 million) and higher volume/mix ($34 million).

Operating companies income increased $94 million or 21.9%. This increase was due primarily to favorable currency ($29 million), higher volume/mix ($26 million), favorable net pricing ($24 million) and lower marketing, administration and research costs ($11 million).

Our shipment volume increased 1.9%, due to continued gains in Indonesia and Korea, partially offset by a decline in Japan.

In Indonesia, our shipment volume rose 14.9%, reflecting growth across all brand families, especially Marlboro, up 27.6%, and A Mild, up 20.2%. Marlboro’s volume benefited from the Marlboro Mix 9 kretek brand, available nationally since March 2008. The A Mild brand family continued to perform strongly, helped by the successful launch of A Volution, the first super slims kretek in the Indonesian market.

In Japan, the total cigarette market declined 1.6%. However, adjusting for trade purchases prior to the implementation of a national vending machine age verification system, the total market is estimated to have declined by 3.4% in the quarter. Our shipments were down 7.0%, primarily reflecting a reduction of distributor inventory levels and the lower total market. Our market share declined 0.3 share points to 23.9%. Marlboro share for the quarter was stable at 9.8%. Lark’s share, while down 0.1 share points, exhibited sequential share stability due to the launch of Lark Menthol X, in February, and of Lark Classic, which continues to show encouraging results following its initial launch in April in certain parts of Japan.

In Korea, the total market was up 1.6% for the second quarter of 2008. Our shipment volume increased 26.5%, driven by market share increases. Our market share reached 11.8%, up 2.3 share points, due to the continued strong performance of Parliament, up 1.6 share points, and gains from Marlboro and Virginia Slims.

Latin America.   Net revenues, which include excise taxes billed to customers, increased $261 million or 21.9%. Excluding excise taxes, net revenues increased $64 million or 13.8% to $528 million. This increase was due primarily to net price increases ($31 million) and favorable currency ($27 million).

Operating companies income decreased $79 million or 77.5%. This decrease was due primarily to the 2008 charge related to the RBH legal settlement ($124 million), partially offset by net price increases ($15 million), the impact of acquisitions ($13 million), higher volume/mix ($11 million) and the 2007 pre-tax charges for asset impairment and exit costs ($11 million).

Cigarette shipment volume increased 7.9%, reflecting higher shipments and share in Argentina and Mexico and the inclusion of the acquired local trademarks in Mexico, partially offset by lower shipments in Colombia. Excluding acquisition volume, shipments increased by 1.3%.

In Argentina, the total cigarette market grew 5.9% for the second quarter of 2008. Our cigarette shipment volume increased 8.8% and share increased 1.9 share points to 70.3%, driven by Marlboro, up 1.6 share points and the Philip Morris brand, up 1.3 share points.

In Mexico, the total cigarette market was down 0.4% in the second quarter of 2008. However, our cigarette shipment volume rose significantly and share increased 3.0 share points to 67.2%, led by Marlboro, up 0.8 share points, Benson & Hedges, up 0.6 share points and Delicados, up 1.1 share points.

Financial Review

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $5.2 billion during the first six months of 2008, increased $1.1 billion over the comparable 2007 period. The increase in cash provided by operating activities was due primarily to higher net earnings ($719 million, excluding non-cash income and expense amounts) and a lower use of cash to fund working capital ($316 million).

The change in working capital was due primarily to lower receivables (due primarily to higher cash collections in 2008 following high trade purchases in anticipation of January 2008 excise-tax driven price changes) and lower finished product inventory levels, partially offset by higher federal tax payments in 2008.

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

Net cash used in investing activities of $973 million during the first six months of 2008 increased $125 million from the comparable 2007 period primarily reflecting higher capital expenditures.

In June 2008, we acquired the fine cut trademark Interval and certain other trademarks in the other tobacco products category from Imperial Tobacco Group PLC for $396 million. The cost of this acquisition is reflected in other investing activities in the condensed consolidated statement of cash flows for the six months ended June 30, 2008.

During the first quarter of 2007, we acquired an additional 50.2% stake in a Pakistan cigarette manufacturer, Lakson Tobacco, and completed a mandatory tender offer for the remaining shares, which increased our total ownership interest in Lakson Tobacco from 40% to approximately 98%, for $388 million.

Net Cash Provided by (Used in) Financing Activities

During the first six months of 2008, net cash used in financing activities was $2.7 billion, compared with net cash used in financing activities of $1.8 billion during the first six months of 2007. The increase in cash used in financing activities was due primarily to the repayment of debt in 2008, repurchases of our common stock and higher dividends paid to Altria, partially offset by the proceeds from the May 2008 debt offering.

In May 2008, we issued $6.0 billion of senior unsecured notes under our shelf registration statement. The net proceeds from the sale of the securities ($5,950 million) are being used to meet our working capital requirements, repurchase our common stock, refinance debt or for general corporate purposes. For further details on the debt offering, see Note 13. Long-Term Debt to our condensed consolidated financial statements.

On May 1, 2008, we began a $13.0 billion two-year share repurchase program. During the second quarter of 2008, we repurchased 41.4 million shares of our common stock at a cost of $2.1 billion.

In the first quarter of 2008, we paid an additional $900 million in special dividends to Altria in anticipation of the Spin-off. The increase in amounts received from Altria was due primarily to cash received in 2008 for employee related costs and the transfer of pension, postretirement and other liabilities associated with the Spin-off.

Debt and Liquidity

Credit Ratings – At June 30, 2008, our debt ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook

Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Stable
Fitch	F1	A+	Stable

Credit Lines – At June 30, 2008, our committed credit lines and the related activity, were as follows (in billions of dollars):

	June 30, 2008
Type	Credit Lines	Amount Drawn	Commercial Paper Outstanding	Lines Available

Euro 1.0 billion, 364-day term loan, expiring November 6, 2008	$1.6	$1.6	$-	$-
$1.0 billion, 3-year revolving credit, expiring December 4, 2010	1.0			1.0
$3.0 billion, 5-year revolving credit, expiring December 4, 2012	3.0			3.0
Euro 2.0 billion, 5-year revolving credit, expiring May 12, 2010	3.1			3.1

	$8.7	$1.6	$-	$7.1

These facilities require us to maintain a ratio of earnings before interest, taxes, depreciation and amortization, or EBITDA, to interest of not less than 3.5 to 1.0 on a rolling twelve month basis. At June 30, 2008, our ratio calculated in accordance with the agreements was 37.1 to 1.0. These facilities can be used to support the issuance of commercial paper in Europe and the United States. The multi-year facilities enable us to reclassify short-term debt to long-term debt.

We expect to continue to meet our covenants. These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require us to post collateral.

In addition to the above, certain of our subsidiaries maintain credit lines to meet their respective working capital needs. These credit lines, which amounted to approximately $2.6 billion, are for the sole use of these businesses. Borrowings on these lines amounted to $368 million at June 30, 2008 and $638 million at December 31, 2007.

Debt – Our total debt was $8.3 billion at June 30, 2008 and $6.3 billion at December 31, 2007. The ratio of total debt to equity was 0.60 at June 30, 2008 and 0.41 at December 31, 2007.

On April 25, 2008, we filed a shelf registration statement with the Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities during the next three years. The total debt that can be issued under this registration statement is subject to approval by our Board of Directors.

In May 2008, we issued $6.0 billion of senior unsecured notes under our shelf registration statement. The net proceeds from the sale of the securities ($5,950 million) are being used to meet our working capital requirements, repurchase our common stock, refinance debt or for general corporate purposes. For further details on the $6.0 billion debt offering, see Note 13. Long-Term Debt to our condensed consolidated financial statements.

Guarantees – As discussed in Note 11 to our condensed consolidated financial statements, at June 30, 2008, our third-party guarantees, which are primarily related to excise taxes, were $53 million, of which $48 million have no specified expiration dates. The remainder expire through 2012, with no guarantees expiring through June 30, 2009. We are required to perform under these guarantees in the event that a third party fails to make contractual payments. We do not have a liability on our condensed consolidated balance sheet at June 30, 2008, as the fair value of these guarantees is insignificant since the probability of future payment under these guarantees is remote.

Under the terms of the Distribution Agreement between Altria and us, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. We will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by us or contract manufactured for us by PM USA, and PM USA will indemnify us for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for us. We do not have a liability recorded on our balance sheet at June 30, 2008, as the fair value of this indemnification is insignificant since the probability of future payments under this indemnification is remote.

At June 30, 2008, we are also contingently liable for $3.8 billion of guarantees related to our own performance, consisting of the following:

—

$3.6 billion of guarantees of excise tax and import duties related primarily to the shipment of our products. In these agreements, a financial institution provides a guarantee of tax payments to the respective government agency. We then issue guarantees to the respective financial institution for the payment of the taxes. These are revolving facilities that are integral to the shipment of our products, and the underlying taxes payable are recorded on our condensed consolidated balance sheet.

—	$0.2 billion of other guarantees, consisting principally of guarantees of lines of credit for certain of our subsidiaries.

Although these guarantees of our own performance are frequently short-term in nature, they are expected to be replaced, upon expiration, with similar guarantees of similar amounts. These items have not had, and are not expected to have, a significant impact on our liquidity.

E.C. Agreement – In July 2004, we entered into an agreement with the European Commission, or E.C., and 10 Member States of the European Union that provides for broad cooperation with European law enforcement agencies on anti-contraband and anti-counterfeit efforts. To date, this agreement has been signed by 26 of the 27 Member States. This agreement calls for payments that are to be adjusted based on certain variables, including our market share in the European Union in the year preceding payment. Because future additional payments are subject to these variables, we record charges for them as an expense in cost of sales when product is shipped. In addition, we are also responsible to pay the excise taxes, VAT and customs duties on qualifying product seizures of up to 90 million cigarettes and are subject to payments of five times the applicable taxes and duties if qualifying product seizures exceed 90 million cigarettes in a given year. To date, our payments related to product seizures have been immaterial. Total charges related to the agreement were recorded in cost of sales. These costs were $47 million and $45 million for the six months ended June 30, 2008 and 2007, respectively, and $24 million and $22 million for the three months ended June 30, 2008 and 2007, respectively.

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

On May 1, 2008, we began a $13.0 billion two-year share repurchase program. During the second quarter of 2008, we repurchased 41.4 million shares of our common stock at a cost of $2.1 billion.

As part of the Spin-off, we paid Altria $4.0 billion in special dividends in addition to our normal dividends to Altria. We paid $3.1 billion of these special dividends in 2007 and the remaining $900 million in the first quarter of 2008.

On June 18, 2008, we declared our inaugural regular quarterly dividend of $0.46 per common share, which was paid on July 10, 2008 to our shareholders of record on June 30, 2008. The declaration of dividends is subject to the discretion of our Board of Directors and will depend on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

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

Hedging activity affected our accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Loss at beginning of period	$(10)	$-	$(182)	$(3)
Derivative losses transferred to earnings	51	1	22	2
Change in fair value	(162)	(6)	39	(4)

Loss as of June 30	$(121)	$(5)	$(121)	$(5)

See Note 7 and Note 14 to our condensed consolidated financial statements for a discussion on our adoption of SFAS No. 157, “Fair Value Measurements” and disclosures related to the fair value of derivative financial instruments.

Foreign exchange rates. We are exposed to foreign currency exchange movements, primarily in the Euro, Indonesian rupiah, Japanese yen, Russian ruble, Swiss franc and Turkish lira. Consequently, we enter into contracts that change in value as foreign exchange rates change, to preserve the value of commitments and anticipated transactions. We use forward exchange contracts, foreign currency swaps and foreign currency options to hedge certain transaction exposures and anticipated foreign currency cash flows. The aggregate notional value of these contracts was $11.2 billion at June 30, 2008 and $6.9 billion at December 31, 2007. A portion of our foreign currency swaps, while effective as economic hedges, do not qualify for hedge accounting and therefore the unrealized gains (losses) relating to these contracts are reported in our consolidated statement of earnings. For the six months and three months ended June 30, 2008, the unrealized gain (loss) with regard to the contracts that do not qualify for hedge accounting was insignificant.

We designate certain foreign denominated forwards as net investment hedges of foreign operations. During the six months ended June 30, 2008, these hedges of net investments resulted in gains of $32 million, net of income taxes. These gains were reported as a component of accumulated other comprehensive earnings (losses) within currency translation adjustments.

New Accounting Standards

See Note 7, Note 14 and Note 15 to our condensed consolidated financial statements for a discussion of new accounting standards.

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

There is litigation related to tobacco products pending in certain jurisdictions. Damages claimed in some of the tobacco-related litigation are significant and, in certain cases in Brazil, Israel, Nigeria and Canada, range into the billions of dollars. We anticipate that new cases will continue to be filed. The FCTC encourages litigation against tobacco product manufacturers. It is possible that our consolidated results of operations, cash flows or financial position could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. Please see Note 11. Contingencies to our consolidated financial statements for a discussion of tobacco-related litigation.

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

See Note 11. Contingencies, of the Notes to the Condensed Financial Statements included in Part I, Item 1 of this report for a discussion of legal proceedings pending against Philip Morris International Inc. and its subsidiaries.

Item 1A.	Risk Factors.

Information regarding Risk Factors appears in “MD&A – Cautionary Factors That May Affect Future Results,” in Part I – Item 2 of this Form 10-Q and in our Registration Statement on Form 10 filed with the SEC, as amended, on March 5, 2008. Part I – Item 2 of this Form 10-Q sets forth the risk factors previously disclosed in our Registration Statement on Form 10, as amended, on March 5, 2008. There have been no material changes to these risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Our share repurchase activity for each of the three months ended June 30, 2008 was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2008 – April 30, 2008 (1)	-	$-	-	$13,000,000,000

May 1, 2008 – May 31, 2008 (1)	20,885,136	$52.11	20,885,136	$11,911,642,807

June 1, 2008 – June 30, 2008 (1)	20,509,193	$50.83	41,394,329	$10,869,161,157

Pursuant to Publicly Announced Plans or Programs	41,394,329	$51.48

April 1, 2008 – April 30, 2008 (3)	1,313	$51.14

May 1, 2008 – May 31, 2008 (3)	56,644	$52.12

June 1, 2008 – June 30, 2008 (3)	87,041	$50.30

For the Quarter Ended June 30, 2008	41,539,327	$51.47

(1)	We adopted a $13.0 billion two-year share repurchase program that began on May 1, 2008. These share repurchases have been made pursuant to this program.
(2)	Aggregate number of shares repurchased under the share repurchase program as of the end of the period presented.
(3)

Shares repurchased represent shares tendered to PMI by employees who vested in restricted stock and rights, or exercised stock options, and used shares to pay all, or a portion of, the related taxes and/or option exercise price.

Item 6.	Exhibits.

4.1

Indenture dated as of April 25, 2008, between Philip Morris International Inc. and HSBC Bank USA, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3, dated April 25, 2008).

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

August 7, 2008