Form 10-Q
period 2008-09-30
Philip Morris International Inc.
filed 2008-11-07
CIK 1413329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

At October 31, 2008, there were 2,023,033,875 shares outstanding of the registrant’s common stock, no par value per share.

PHILIP MORRIS INTERNATIONAL INC.

In this report, “PMI,” “we,” “us” and “our” refers to Philip Morris International Inc. and subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$2,803	$1,656

Receivables (less allowances of $15 in 2008 and 2007)	2,975	3,240

Inventories:
Leaf tobacco	4,053	4,018
Other raw materials	1,224	1,205
Finished product	3,578	4,109

	8,855	9,332

Deferred income taxes	257	311

Due from Altria Group, Inc. and affiliates		257

Other current assets	416	256

Total current assets	15,306	15,052

Property, plant and equipment, at cost	12,200	11,685
Less accumulated depreciation	5,504	5,250

	6,696	6,435

Goodwill	9,318	7,925

Other intangible assets, net	3,090	1,906

Other assets	895	725

TOTAL ASSETS	$35,305	$32,043

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Continued)

(in millions of dollars, except share data)

(Unaudited)

	September 30, 2008	December 31, 2007
LIABILITIES
Short-term borrowings	$1,842	$638

Current portion of long-term debt	107	91

Accounts payable	1,237	852

Accrued liabilities:
Marketing	494	475
Taxes, except income taxes	4,410	4,523
Employment costs	636	591
Dividends payable to public shareholders	1,105
Other	876	729

Income taxes	525	478

Deferred income taxes	164	174

Total current liabilities	11,396	8,551

Long-term debt	9,198	5,578

Deferred income taxes	1,422	1,240

Employment costs	678	566

Other liabilities	979	707

Total liabilities	23,673	16,642

Contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Common stock, no par value
(2,109,316,331 and 2,108,901,789 shares issued in 2008 and 2007, respectively)
Additional paid-in capital	1,595	1,265
Earnings reinvested in the business	13,007	12,448
Accumulated other comprehensive earnings	1,356	1,688

	15,958	15,401

Less treasury stock, at cost
(82,586,976 shares in 2008)	4,326

Total stockholders’ equity	11,632	15,401

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,305	$32,043

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007

Net revenues	$49,667	$41,448

Cost of sales	7,242	6,594

Excise taxes on products	29,675	24,148

Gross profit	12,750	10,706

Marketing, administration and research costs	4,324	3,692

Asset impairment and exit costs	84	153

Amortization of intangibles	29	18

Operating income	8,313	6,843

Interest expense (income), net	205	(3)

Earnings before income taxes and minority interest	8,108	6,846

Provision for income taxes	2,268	1,996

Earnings before minority interest	5,840	4,850

Minority interest in earnings, net of income taxes	201	197

Net earnings	$5,639	$4,653

Per share data (Note 9):

Basic earnings per share	$2.71	$2.21

Diluted earnings per share	$2.69	$2.21

Dividends declared to public shareholders	$1.00

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended September 30,

	2008	2007

Net revenues	$17,365	$14,232

Cost of sales	2,481	2,229

Excise taxes on products	10,412	8,316

Gross profit	4,472	3,687

Marketing, administration and research costs	1,556	1,171

Asset impairment and exit costs	13	15

Amortization of intangibles	13	6

Operating income	2,890	2,495

Interest expense (income), net	69	(16)

Earnings before income taxes and minority interest	2,821	2,511

Provision for income taxes	667	710

Earnings before minority interest	2,154	1,801

Minority interest in earnings, net of income taxes	74	76

Net earnings	$2,080	$1,725

Per share data (Note 9):

Basic earnings per share	$1.01	$0.82

Diluted earnings per share	$1.01	$0.82

Dividends declared to public shareholders	$0.54

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the Year Ended December 31, 2007 and

the Nine Months Ended September 30, 2008

(in millions of dollars, except per share amounts)

(Unaudited)

				Accumulated Other Comprehensive Earnings (Losses)
	Common Stock	Addi- tional Paid-in Capital	Earnings Reinvested in the Business	Currency Translation Adjustments	Other	Total	Treasury Stock	Total Stock- holders’ Equity
Balances, January 1, 2007	$-	$1,265	$12,526	$989	$(513)	$476	$-	$14,267

Comprehensive earnings:
Net earnings			6,026					6,026
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				809		809		809
Change in net loss and prior service cost, net of income taxes of $75					413	413		413
Change in fair value of derivatives accounted for as hedges, net of income taxes of $1					(10)	(10)		(10)

Total other comprehensive earnings								1,212

Total comprehensive earnings								7,238

Adoption of FIN 48			471					471
Dividends declared to Altria Group, Inc. ($3.12 per share)			(6,575)					(6,575)

Balances, December 31, 2007	-	1,265	12,448	1,798	(110)	1,688	-	15,401

Comprehensive earnings:
Net earnings			5,639					5,639
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				(292)		(292)		(292)
Change in net loss and prior service cost, net of income taxes of $5					1	1		1
Change in fair value of derivatives accounted for as hedges, net of income taxes of $3					(41)	(41)		(41)

Total other comprehensive losses								(332)

Total comprehensive earnings								5,307

Exercise of stock options and issuance of other stock awards (1)		409					186	595
Dividends declared to Altria Group, Inc. ($1.43 per share)			(3,019)					(3,019)
Dividends declared to public shareholders ($1.00 per share)			(2,061)					(2,061)
Common stock repurchased							(4,512)	(4,512)
Other		(79)						(79)

Balances, September 30, 2008	$-	$1,595	$13,007	$1,506	$(150)	$1,356	$(4,326)	$11,632

(1)	Includes an increase to additional paid-in capital for the reimbursement to PMI caused by modifications to Altria Group, Inc. stock awards. See Note 1.

Total comprehensive earnings were $1,207 million and $1,674 million for the quarters ended September 30, 2008 and 2007, respectively, and $5,032 million for the first nine months of 2007.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$5,639	$4,653

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	625	530
Deferred income tax provision (benefit)	29	(9)
Minority interest in earnings, net	201	197
Equity loss from RBH legal settlement	124
Asset impairment and exit costs, net of cash paid	(1)	64
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	204	(190)
Inventories	535	(279)
Accounts payable	(26)	76
Income taxes	58	450
Accrued liabilities and other current assets	(153)	(223)
Pension plan contributions	(141)	(56)
Changes in amounts due from Altria Group, Inc. and affiliates	37	10
Other	54	95

Net cash provided by operating activities	7,185	5,318

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(824)	(714)
Proceeds from sales of businesses		4
Purchases of businesses, net of acquired cash	(1,654)	(426)
Other	(374)	(42)

Net cash used in investing activities	(2,852)	(1,178)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(in millions of dollars)

(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Net (repayment) issuance of short-term borrowings	$(227)	$76
Long-term debt proceeds	10,652	1,110
Long-term debt repaid	(5,736)	(730)
Repurchases of common stock	(4,388)
Issuance of common stock	91
Changes in amounts due from Altria Group, Inc. and affiliates	721	(480)
Dividends paid to Altria Group, Inc.	(3,019)	(2,480)
Dividends paid to public shareholders	(956)
Other	(312)	(288)

Net cash used in financing activities	(3,174)	(2,792)

Effect of exchange rate changes on cash and cash equivalents	(12)	164

Cash and cash equivalents:

Increase	1,147	1,512

Balance at beginning of period	1,656	1,676

Balance at end of period	$2,803	$3,188

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

As further discussed in Note 8. Acquisitions, PMI purchased Rothmans Inc., which is located in Canada. As a result, PMI renamed the Latin America segment as the Latin America & Canada segment.

Separation from Altria Group, Inc.

On January 30, 2008, the Altria Board of Directors announced Altria’s plans to spin off all of its interest in PMI to Altria’s stockholders in a tax-free transaction pursuant to Section 355 of the U.S. Internal Revenue Code (the “Spin-off”). The distribution of all of the PMI shares owned by Altria was made on March 28, 2008 (the “Distribution Date”) to stockholders of record as of the close of business on March 19, 2008 (the “Record Date”). Altria distributed one share of PMI common stock for each share of Altria common stock outstanding as of the Record Date. In June 2008, PMI declared its inaugural quarterly dividend of $0.46 per common share, which was paid in July 2008. In August 2008, PMI increased its quarterly dividend to $0.54 per common share. In addition, PMI has adopted a $13.0 billion two-year share repurchase program that began on May 1, 2008.

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

To the extent that employees of the remaining Altria received PMI stock options, Altria reimbursed PMI in cash for the Black-Scholes fair value of the stock options received. To the extent that PMI employees held Altria stock options, PMI reimbursed Altria in cash for the Black-Scholes fair value of the stock options. To the extent that employees of Altria received PMI deferred stock, Altria paid PMI the fair value of the PMI deferred stock less the value of projected forfeitures. To the extent that PMI employees held Altria restricted stock or deferred stock, PMI reimbursed Altria in cash for the fair value of the restricted or deferred stock less the value of projected forfeitures and any amounts previously charged to PMI for the restricted or deferred stock. Based upon the number of Altria stock awards outstanding at the Distribution Date, the net amount of these reimbursements resulted in a payment of $449 million from Altria to PMI ($427 million of which was paid in March 2008, with the remainder paid in April 2008). This reimbursement from Altria is reflected as an increase to the additional paid-in capital of PMI on the September 30, 2008 condensed consolidated balance sheet.

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

Note 2. Asset Impairment and Exit Costs:

Pre-tax asset impairment and exit costs consisted of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Separation programs:
European Union	$66	$101	$10	$13
Eastern Europe, Middle East and Africa		12
Asia		22		2
Latin America & Canada	3	18	3

Total separation programs	69	153	13	15

Contract termination charges:
Eastern Europe, Middle East and Africa	1
Asia	14

Total contract termination charges	15	-	-	-

Asset impairment and exit costs	$84	$153	$13	$15

Manufacturing Optimization Program

PMI has terminated its contract manufacturing arrangement with Philip Morris USA Inc. (“PM USA”), a U.S. tobacco subsidiary of Altria, effective no later than December 31, 2008. PMI will shift all of its PM USA contract manufactured production, which approximated 57 billion cigarettes annually in 2007, to PMI facilities in Europe during the fourth quarter of 2008. During the first quarter of 2008, PMI recorded exit costs of $15 million related to the termination of its manufacturing contract with PM USA.

Asset Impairment and Exit Costs

Since 2005, PMI has announced plans to streamline various administrative functions and operations. These plans resulted in the announced closure or partial closure of nine production facilities through September 30, 2008, the largest of which is the closure of a factory in Munich, Germany announced in 2006. As a result of these announcements and the Manufacturing Optimization Program discussed above, PMI recorded pre-tax charges of $84 million and $13 million during the nine months and three months ended September 30, 2008, respectively, and $153 million and $15 million during the nine months and three months ended September 30, 2007, respectively. The pre-tax separation program charges primarily related to severance costs. Additional pre-tax charges of approximately $4 million are expected during the remainder of 2008.

Cash payments related to exit costs at PMI were $85 million and $22 million for the nine months and three months ended September 30, 2008, respectively. Future cash payments for exit costs incurred to date are expected to be approximately $132 million.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The streamlining of these various functions and operations is expected to result in the elimination of approximately 3,600 positions. As of September 30, 2008, approximately 3,500 of these positions have been eliminated.

The movement in the exit cost liabilities for the nine months ended September 30, 2008 was as follows (in millions):

Liability balance, January 1, 2008	$202
Charges	84
Cash spent	(85)
Currency/Other	(69)

Liability balance, September 30, 2008	$132

Note 3. Transactions with Altria Group, Inc.:

Corporate Services

Through March 28, 2008, Altria Group, Inc.’s subsidiary, Altria Corporate Services, Inc. (“ALCS”), provided PMI with various services, including certain planning, legal, treasury, accounting, auditing, risk management, human resources, office of the secretary, corporate affairs, information technology and tax services. Billings for these services, which were based on the estimated cost to ALCS to provide such services and a management fee, were $13 million and $112 million for the nine months ended September 30, 2008 and 2007, respectively, and $26 million for the three months ended September 30, 2007. PMI believes that the billings were reasonable based on the level of support provided by ALCS and that they reflected all services provided. These costs were paid monthly to ALCS. The effects of these transactions were included in operating cash flows in PMI’s condensed consolidated statements of cash flows.

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

Operations

PMI has or had contracts with PM USA for the purchase of U.S.-grown tobacco leaf, the contract manufacture of cigarettes for export from the United States and certain research and development activities. Billings for services are

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

generally based upon PM USA’s cost to provide such services, plus a service fee. The cost of leaf purchases is the market price of the leaf plus a service fee. Fees paid have been included in operating cash flows on PMI’s condensed consolidated statements of cash flows.

The goods and services purchased from PM USA were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2008	2007	2008	2007
	(in millions)

Contract manufacturing, cigarette volume	19,546	47,250	5,026	12,588

Contract manufacturing expense	$340	$685	$100	$191
Research and development, net of billings to PM USA	(2)	54		17

Total pre-tax expense	$338	$739	$100	$208

Leaf purchases	$88	$258	$(5)	$100

Contract manufacturing expense includes the cost of manufactured cigarettes for PMI, as well as the cost of PMI’s purchases of reconstituted tobacco and production materials. The expenses shown above also included total service fees of $15 million and $38 million for the nine months ended September 30, 2008 and 2007, respectively, and $4 million and $12 million for the three months ended September 30, 2008 and 2007, respectively. Total service fees are expected to be insignificant during the remainder of 2008.

Effective as of January 1, 2008, PMI entered into an Intellectual Property Agreement (the “Intellectual Property Agreement”) with PM USA. The Intellectual Property Agreement governs the ownership of intellectual property between PMI and PM USA. Ownership of the jointly funded intellectual property has been allocated as follows:

—	PMI owns all rights to the jointly funded intellectual property outside the United States, its territories and possessions; and

—	PM USA owns all rights to the jointly funded intellectual property in the United States, its territories and possessions.

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

Net amounts due to/from Altria Group, Inc. and affiliates related to ongoing operations were comprised of the following:

	September 30, 2008	December 31, 2007
	(in millions)
Net receivable from Altria Group, Inc. and affiliates	$92	$111
(Payable) prepaid expense for services from Philip Morris USA Inc.	(64)	146

Due from Altria Group, Inc. and affiliates	$28	$257

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The $92 million due from Altria Group, Inc. and affiliates at September 30, 2008 is reflected in receivables on the condensed consolidated balance sheet. The $64 million payable for services from PM USA is reflected in accounts payable on the condensed consolidated balance sheet.

Manufacturing Optimization Program

PMI has terminated its contract manufacturing arrangement with PM USA effective no later than December 31, 2008. PMI will shift all of its PM USA contract manufactured production, which approximated 57 billion cigarettes annually in 2007, to PMI facilities in Europe during the fourth quarter of 2008. During the first quarter of 2008, PMI recorded exit costs of $15 million related to the termination of its manufacturing contract with PM USA.

Note 4.  Stock Plans:

Performance Incentive Plan and Stock Compensation Plan for Non-Employee Directors

Under the Philip Morris International Inc. 2008 Performance Incentive Plan (the “Plan”), PMI may grant stock options, stock appreciation rights, restricted stock, restricted stock units and deferred stock units and other stock-based awards based on PMI’s common stock, as well as performance-based incentive awards. Up to 70 million shares of PMI’s common stock may be issued under the Plan. At September 30, 2008, shares available for grant under the plan were 35,968,442.

PMI has also adopted the Philip Morris International Inc. 2008 Stock Compensation Plan for Non-Employee Directors (the “Non-Employee Directors Plan”). A non-employee director is defined as each member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1,000,000 shares of PMI common stock may be awarded under the Non-Employee Directors Plan. As of September 30, 2008, shares available for grant under the plan were 916,665.

Equity Awards Converted from Previously Issued Altria Group, Inc. Awards

Prior to the Distribution Date, all employee incentive awards were granted by Altria. In connection with the Distribution, employee stock awards were modified in the manner described further in Note 1. Basis of Presentation and Separation from Altria Group, Inc.

On March 31, 2008, upon the conversion of existing Altria stock options, PMI issued 28,336,348 shares subject to option at a weighted average exercise price of $22.90. At September 30, 2008, the number of shares subject to option were as follows:

	Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding and exercisable at September 30, 2008	24,466,983	$23.01	2 years	$614

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On March 31, 2008, PMI issued 5,867,974 shares of restricted stock and deferred stock awards at a weighted average grant date fair value of $61.42. At September 30, 2008, the number of restricted stock and deferred stock awards were as follows:

	Shares	Weighted Average Grant Date Fair Value

Restricted stock and deferred stock awards	5,404,343	$61.85

The grant price information for restricted stock and deferred stock awarded prior to January 30, 2008 reflects historical market prices of Altria stock at date of grant and is not adjusted to reflect the Spin-off.

As of September 30, 2008, there was $125 million of total unrecognized compensation cost related to non-vested restricted and deferred shares. The cost is recognized over the vesting period of the awards, which is generally three years.

Equity Awards

During the nine months ended September 30, 2008, 0.2 million shares of restricted stock and deferred stock awards vested. The total fair value of restricted stock and deferred stock awards vested during the nine months ended September 30, 2008 was $12 million. The grant date fair value of these awards was approximately $11 million or $45.90 per share.

For the nine months ended September 30, 2008, the total intrinsic value of the 4.1 million PMI stock options exercised was $124 million. For the three months ended September 30, 2008, the total intrinsic value of the 1 million PMI stock options exercised was $35 million.

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

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost for the pension plans consisted of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2008	2007	2008	2007
	(in millions)

Service cost	$99	$101	$34	$33
Interest cost	131	96	48	32
Expected return on plan assets	(200)	(159)	(72)	(54)
Amortization:
Net loss	8	21	4	7
Prior service cost	4	4	1	2
Other	7

Net periodic pension costs	$49	$63	$15	$20

Other, above, was due primarily to curtailment losses related to plan changes.

Employer Contributions

PMI presently makes, and plans to make, contributions, to the extent that they are tax deductible, in order to maintain plan assets in excess of the accumulated benefit obligation of its funded plans. Employer contributions of $141 million were made to plans during the nine months ended September 30, 2008. Currently, PMI anticipates making additional contributions during the remainder of 2008 of approximately $23 million to its plans, based on current tax law. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Note 6. Goodwill and Other Intangible Assets, net:

Goodwill and other intangible assets, net, by segment were as follows (in millions):

	Goodwill		Other Intangible Assets, net
	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
European Union	$1,535	$1,510	$472	$69
Eastern Europe, Middle East and Africa	730	714	206	205
Asia	3,948	4,033	1,384	1,457
Latin America & Canada	3,105	1,668	1,028	175

Total	$9,318	$7,925	$3,090	$1,906

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Goodwill is due primarily to PMI’s acquisitions in Canada, Indonesia, Mexico, Greece, Serbia, Colombia and Pakistan. The movement in goodwill and gross carrying amount of intangible assets from December 31, 2007, is as follows (in millions):

	Goodwill	Gross Intangible Assets
Balance at December 31, 2007	$7,925	$1,986
Changes due to:
Acquisitions	1,436	1,274
Currency	(43)	(64)

Balance at September 30, 2008	$9,318	$3,196

The changes from acquisitions related to goodwill are due primarily to the preliminary allocation of purchase price for PMI’s September 2008 acquisition in Canada, as well as the allocation of purchase price for PMI’s 2007 acquisitions in Mexico and Pakistan. The changes from acquisitions related to intangible assets are due primarily to the allocation of purchase price for PMI’s acquisition in Mexico, as well as PMI’s acquisition in June 2008 of the fine cut trademark Interval and certain other trademarks. For further details on these acquisitions, see Note 8. Acquisitions.

Additional details of intangible assets were as follows (in millions):

	September 30, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$2,219		$1,339
Amortizable intangible assets	977	$106	647	$80

Total intangible assets	$3,196	$106	$1,986	$80

Non-amortizable intangible assets substantially consist of brand names from PMI’s acquisition in Indonesia in 2005 and Mexico in 2007. Amortizable intangible assets consist primarily of certain trademarks and non-compete agreements associated with acquisitions. Pre-tax amortization expense for intangible assets during the nine months ended September 30, 2008 and 2007, was $29 million and $18 million, respectively, and $13 million and $6 million for the three months ended September 30, 2008 and 2007, respectively. Amortization expense for each of the next five years is estimated to be $50 million or less, assuming no additional transactions occur that require the amortization of intangible assets.

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

During the nine months and three months ended September 30, 2008 and 2007, ineffectiveness related to fair value hedges and cash flow hedges was not material. PMI’s hedges at September 30, 2008 relate to forecasted transactions

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

which are expected to occur over the next fifteen months. At September 30, 2008, PMI expects approximately $6 million of derivative losses reported in accumulated other comprehensive earnings (losses) to be reclassified to the consolidated statement of earnings within the next twelve months. These losses are expected to be offset by gains on the respective forecasted transactions.

Within currency translation adjustments at September 30, 2008, PMI recorded gains of $30 million, net of income taxes, which represented effective hedges of net investments.

Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2008	2007	2008	2007
	(in millions)

Loss at beginning of period	$(10)	$-	$(121)	$(5)
Derivative losses transferred to earnings	57	3	6	2
Change in fair value	(98)		64	6

(Loss) gain as of September 30	$(51)	$3	$(51)	$3

The change in fair value for the nine months ended September 30, 2008 is due primarily to the weakness of the U.S. dollar versus the Euro and the Japanese yen.

Fair value

On January 1, 2008, PMI adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring the fair value and expands disclosures about fair value measurements. See Note 14. Fair Value Measurements for disclosures related to the fair value of PMI’s derivative financial instruments.

Note 8. Acquisitions:

Rothmans:

On July 31, 2008, PMI announced that it had entered into an agreement with Rothmans Inc. (“Rothmans”), which is located in Canada, to purchase, by way of a tender offer, all of the outstanding common shares of Rothmans for CAD $30 per share in cash, or approximately CAD $2.0 billion (approximately $1.9 billion based on September 30, 2008 exchange rates). Prior to this agreement, Rothmans’ sole holding was a 60% interest in Rothmans, Benson & Hedges Inc. (“RBH”). The remaining 40% interest in RBH was owned by PMI. As of September 30, 2008, PMI acquired approximately 93.8% of the outstanding common shares of Rothmans through the public tender offer, which ended on September 30, 2008, for a cost of approximately $1.8 billion. PMI completed the purchase of the remaining Rothmans shares in October 2008 by compulsory acquisition in accordance with Canadian law. The Rothmans acquisition did not have a significant impact on PMI’s results of operations for the third quarter or nine months ended September 30, 2008.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The preliminary allocation of purchase price to Rothmans assets and liabilities at September 30, 2008 was principally as follows (in billions):

Goodwill	$1.9
Acquired Cash	0.1
Inventories	0.2
Fixed Assets	0.1

2.3
Liabilities	0.5

$1.8

Liabilities assumed in the acquisition consist principally of settlement accruals. These amounts represent the preliminary allocation of purchase price and are subject to revision when appraisals have been finalized, including the reclassification to intangible assets of amounts currently included in goodwill.

Other:

In June 2008, PMI acquired the fine cut trademark Interval and certain other trademarks in the other tobacco products category from Imperial Tobacco Group PLC for $407 million. The cost of this acquisition is reflected in other investing activities in the condensed consolidated statement of cash flows for the nine months ended September 30, 2008.

In November 2007, PMI acquired an additional 30% stake in its Mexican tobacco business from Grupo Carso, S.A.B. de C.V., (“Grupo Carso”), which increased our ownership interest to 80%, for $1.1 billion. After this transaction was completed, Grupo Carso retained a 20% stake in the business. PMI also entered into an agreement with Grupo Carso which provides the basis for PMI to potentially acquire, or for Grupo Carso to potentially sell to PMI, Grupo Carso’s remaining 20% stake.

During the first quarter of 2007, PMI acquired an additional 50.2% stake in a Pakistan cigarette manufacturer, Lakson Tobacco Company Limited (“Lakson Tobacco”), and completed a mandatory tender offer for the remaining shares, which increased PMI’s total ownership interest in Lakson Tobacco from 40% to approximately 98%, for $388 million.

The effect of these other acquisitions presented above was not material to PMI’s consolidated financial position, results of operations or operating cash flows in any of the periods presented.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9. Earnings Per Share:

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2008	2007	2008	2007
	(in millions)

Net earnings	$5,639	$4,653	$2,080	$1,725

Weighted average shares for basic EPS	2,084	2,109	2,051	2,109

Plus incremental shares from assumed conversions:
Restricted stock and stock rights	2		3
Stock options	7		10

Weighted average shares for diluted EPS	2,093	2,109	2,064	2,109

For the nine months and three months ended September 30, 2008 there were no antidilutive stock options.

As discussed in Note 1. Basis of Presentation and Separation from Altria Group, Inc., on March 28, 2008, Altria completed the distribution of one share of PMI common stock for each share of Altria common stock outstanding as of the Record Date. As a result, PMI had 2,108,901,789 shares of common stock outstanding immediately following the distribution.

In prior periods, PMI had 150 shares of common stock outstanding. As a result of the distribution, all prior period EPS amounts were adjusted to reflect the new capital structure of PMI. The same number of shares is being used for both diluted EPS and basic EPS for all periods prior to the Distribution Date as no PMI equity awards were outstanding prior to the Distribution Date.

Note 10. Segment Reporting:

PMI’s subsidiaries and affiliates are engaged in the manufacture and sale of cigarettes and other tobacco products in markets outside of the United States. Reportable segments for PMI are organized and managed by geographic region. PMI’s four reportable segments are European Union; Eastern Europe, Middle East and Africa; Asia; and Latin America & Canada.

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

21

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Segment data were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2008	2007	2008	2007
	(in millions)

Net revenues:
European Union	$24,188	$20,253	$8,451	$6,832
Eastern Europe, Middle East and Africa	11,577	9,205	4,163	3,312
Asia	9,480	8,351	3,188	2,814
Latin America & Canada	4,422	3,639	1,563	1,274

Net revenues	$49,667	$41,448	$17,365	$14,232

Earnings before income taxes and minority interest:
Operating companies income:
European Union	$3,921	$3,256	$1,325	$1,151
Eastern Europe, Middle East and Africa	2,551	1,911	946	710
Asia	1,665	1,412	558	514
Latin America & Canada	285	333	110	143
Amortization of intangibles	(29)	(18)	(13)	(6)
General corporate expenses	(80)	(51)	(36)	(17)

Operating income	8,313	6,843	2,890	2,495
Interest (expense) income, net	(205)	3	(69)	16

Earnings before income taxes and minority interest	$8,108	$6,846	$2,821	$2,511

Items affecting the comparability of PMI’s results from operations were as follows:

—	Asset Impairment and Exit Costs – See Note 2. Asset Impairment and Exit Costs, for a breakdown of asset impairment and exit costs by segment.

—

Equity loss from RBH Legal Settlement – As discussed in Note 15. RBH Legal Settlement, operating companies income of the Latin America & Canada segment for the nine months ended September 30, 2008 includes a $124 million charge related to the RBH settlement with the Government of Canada and all ten provinces.

—

Charge related to previous distribution agreement in Canada – During the third quarter of 2008, PMI recorded a pre-tax charge of $61 million related to a previous distribution agreement in Canada. This charge was recorded in the operating companies income of the Latin America & Canada segment for the nine months and three months ended September 30, 2008.

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

It is possible that our consolidated results of operations, cash flows or financial position could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. Nevertheless, although litigation is subject to uncertainty, we and each of our subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that we have valid defenses to the litigation pending against us, as well as valid bases for appeal of adverse verdicts, if any. All such cases are, and will continue to be, vigorously defended. However, we and our subsidiaries may enter into settlement discussions in particular cases if we believe it is in our best interests to do so.

The table below lists the number of tobacco-related cases pending against us and/or our subsidiaries or indemnitees as of November 1, 2008, 2007 and 2006:

Type of Case	Number of Cases Pending as of November 1, 2008	Number of Cases Pending as of November 1, 2007	Number of Cases Pending as of November 1, 2006

Individual Smoking and Health Cases	124	138	138

Smoking and Health Class Actions	5	3	2

Health Care Cost Recovery Actions	9	7	3

Lights Class Actions	3	2	2

Individual Lights Cases (small claims court)(1)	2,010	2,023	23

Public civil actions	10	9	5

(1)	The 2,010 cases are all pending in small claims courts in Italy where the maximum damage award claimed is approximately one thousand Euros per case.

Since 1995, when the first tobacco-related litigation was filed against a PMI entity, approximately 286 Smoking and Health, Lights and Health Care Cost Recovery cases in which we and/or one of our subsidiaries and indemnitees was a defendant have been dismissed. In addition, eight cases have been decided in favor of plaintiffs. Five of these cases have subsequently reached final resolution in our favor, and three remain on appeal. To date, we

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

have paid total judgments of approximately six thousand Euros. These payments were made in order to appeal three Italian small claims cases, two of which were subsequently reversed on appeal and one of which remains on appeal. To date, no tobacco-related case has been finally resolved in favor of a plaintiff against us, our subsidiaries or indemnitees.

The table below lists the verdicts and post-trial developments in the two pending cases (excluding one individual case on appeal from Italian small claims court) in which verdicts were returned in favor of plaintiffs:

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

In April 2004, the trial court issued a decision that clarified that the amount of “moral damages” is R$1,000 (approximately $470) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. Actual damages are to be assessed in a second phase of the case. The size of the class cannot currently be estimated. Defendants appealed the decision to the Sao Paulo Court of Appeals and the case, including the judgment, is currently stayed pending appeal. In addition, the defendants filed a constitutional appeal to the Federal Supreme Court on the basis that the consumer association does not have standing to bring the lawsuit. Both appeals are pending.

October 2003	Brazil/Da Silva	Individual Smoking and Health	The Court of Appeal of Rio Grande do Sul reversed the trial court ruling in favor of Philip Morris Brasil and awarded plaintiffs R$768,000 (approximately $359,000).	In December 2004, a larger panel of the Court of Appeal of Rio Grande do Sul overturned the adverse decision. Plaintiff has appealed to the Supreme Court. The appeal is pending.

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

As of November 1, 2008, there were a number of smoking and health cases pending against our subsidiaries or indemnitees, as follows:

—

124 cases brought by individual plaintiffs against our subsidiaries (121) or indemnitees (3) in Argentina (45), Australia (2), Brazil (52), Canada (1), Chile (11), Finland (3), Greece (1), Italy (6), the Philippines (1), Poland (1), and Scotland (1), compared with 138 such cases on November 1, 2007, and 138 cases on November 1, 2006; and

—

5 cases brought on behalf of classes of individual plaintiffs against our subsidiaries in Brazil (2), Bulgaria (1) and Canada (2), compared with 3 such cases on November 1, 2007, and 2 such cases on November 1, 2006.

In the individual cases in Finland, in which our indemnitees (our former licensees now known as Amer Sports Corporation and Amerintie 1 Oy) and another member of the industry are defendants, plaintiffs allege personal injuries as a result of smoking. All three cases were tried together before the District Court of Helsinki. Trial began on March 3, 2008, and concluded on May 30, 2008. On October 10, 2008, the District Court issued decisions in favor of defendants in all three cases. Plaintiffs have filed appeals.

In the first class action pending in Brazil, The Smoker Health Defense Association (ADESF) v. Souza Cruz, S.A. and Philip Morris Marketing, S.A., Nineteenth Lower Civil Court of the Central Courts of the Judiciary District of Sao Paulo, Brazil, filed July 25, 1995, our subsidiary and another member of the industry are defendants. The plaintiff, a consumer organization, is seeking damages for smokers and former smokers, and injunctive relief. The trial court found in favor of the plaintiff in February 2004. In April 2004, the trial court issued a decision that clarified that the amount of “moral damages” is R$1,000 (approximately $470) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. Actual damages are to be assessed in a second phase of the case. The size of the class cannot be currently estimated. Defendants appealed the decision to the Sao Paulo Court of Appeals and the case, including the judgment, is currently stayed pending appeal. In addition, the defendants filed a constitutional appeal to the Federal Supreme Court on the basis that the consumer association does not have standing to bring the lawsuit. Both appeals are pending.

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

In the case in Bulgaria, Yochkolovski v. Sofia BT AD, et al., Sofia City Court, Bulgaria, filed March 12, 2008, our subsidiaries and other members of the industry are defendants. The plaintiff brought a collective claim on behalf of a class of smokers who were allegedly misled by the tar and nicotine yields printed on cigarette packs and who suffered personal injuries as a result of increasing their consumption of cigarettes. Plaintiff seeks damages for economic loss, pain and suffering and medical treatment as well as withdrawal from the market of all cigarettes that allegedly do not comply with the tar and nicotine labeling requirements, until such time as they do comply. The court ruled initially that the claim failed to meet certain formal requirements. Plaintiff appealed and the Court of Appeal

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

reversed the decision and returned the case to the trial court. The trial court accepted the claim and ordered the plaintiff to proceed with service. However, on September 24, 2008, a newly appointed judge issued a ruling that again dismissed the claim, finding that it was inadmissible because the plaintiff lacked the capacity to bring the claim as a class action. On October 14, 2008, plaintiff filed an appeal against the dismissal. Our subsidiaries have not been served with the complaint.

In the first class action pending in Canada, Cecilia Letourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp. Quebec Superior Court, Canada, filed in September 1998, our subsidiary and two other Canadian manufacturers are defendants. The plaintiff, an individual smoker, is seeking compensatory and unspecified punitive damages for each member of the class who is deemed “addicted” to smoking. The class was certified in 2005. Defendants’ motion to dismiss on statute-of-limitations grounds was denied on May 5, 2008. Discovery is ongoing; no trial date has been set.

In the second class action pending in Canada, Conseil Quebecois Sur Le Tabac Et La Sante and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp. Quebec Superior Court, Canada, filed in November 1998, our subsidiary and two other Canadian manufacturers are defendants. The plaintiff, an individual smoker, is seeking compensatory and unspecified punitive damages for each member of the class who suffers from lung, larynx or throat cancer, or emphysema. The class was certified in 2005. Discovery is ongoing; no trial date has been set.

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

As of November 1, 2008, there were a total of 9 health care cost recovery cases pending against us, our subsidiaries and indemnitees, compared with 7 such cases on November 1, 2007, and 3 cases on November 1, 2006, as follows:

—	3 cases brought against us, our subsidiaries and our indemnitees in Canada (2) and in Israel (1); and

—	6 cases brought in Nigeria (5) and Spain (1) against our subsidiaries.

In the first health care cost recovery case pending in Canada, Her Majesty the Queen in Right of British Columbia v. Imperial Tobacco Limited, et al., Supreme Court, British Columbia, Vancouver Registry, Canada, filed January 24, 2001, we, our subsidiary, our indemnitee (PM USA), and other members of the industry are defendants. The plaintiff, the government of the province of British Columbia, brought a claim based upon legislation enacted by the province authorizing the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, or will incur, resulting from a “tobacco related wrong.” The Supreme Court has held that the statute is constitutional. We and certain other non-Canadian defendants challenged the jurisdiction of the court. The court rejected the jurisdictional challenge and the case is in the early stages of litigation. At the request of the parties, the trial date scheduled for September 2010 has been cancelled. No new trial date has been set.

On March 13, 2008, a second health care cost recovery case was filed in Canada, Her Majesty the Queen in Right of New Brunswick v. Rothmans Inc., et al., Court of Queen’s Bench of New Brunswick, Trial Court, New Brunswick, Fredericton, Canada, in which we, our subsidiary, our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The claim was filed by the government of the province of New Brunswick based on legislation enacted in the province. This legislation is very similar to the law introduced in British Columbia that authorizes the government to file a direct action against cigarette manufacturers to recover the health

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

care costs it has incurred, and will incur as a result of a “tobacco related wrong.” Our subsidiary, indemnitees, and we have been served with the complaint. Preliminary motions are pending before the Court.

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

In the second case in Nigeria, The Attorney General of Kano State v. British American Tobacco (Nigeria) Limited, et al., High Court of Kano State, Kano, Nigeria, filed May 9, 2007, our subsidiary and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, plus punitive damages. The case is in the early stages of litigation, and the defendants have filed various preliminary motions upon which the court is yet to rule. Our subsidiary is contesting service.

In the third case in Nigeria, The Attorney General of Gombe State v. British American Tobacco (Nigeria) Limited, et al., High Court of Gombe State, Gombe, Nigeria, filed May 18, 2007, our subsidiary and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, plus punitive damages. On July 8, 2008, the court dismissed the case against all defendants based on the plaintiff’s failure to comply with various procedural requirements when filing and serving the claim. The plaintiff did not appeal the dismissal, and thus the case is not included in the above case count for Nigeria.

In the fourth case in Nigeria, The Attorney General of Oyo State, et al., v. British American Tobacco (Nigeria) Limited, et al., High Court of Oyo State, Ibidam, Nigeria, filed May 30, 2007, our subsidiary and other members of the industry are defendants. Plaintiffs seek reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, plus punitive damages. The case is in the early stages of litigation, and the defendants have filed various preliminary motions upon which the court is yet to rule. Our subsidiary is contesting service.

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

In the sixth case in Nigeria, The Attorney General of Akwa Ibom State v. British American Tobacco (Nigeria) Limited, et al., High Court of Akwa Ibom State, Uyo, Nigeria, the exact filing date is unknown at this time. Our subsidiary and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases, payment of anticipated costs of treating alleged smoking-related diseases, various injunctive relief, plus punitive damages. Our subsidiary has not yet been served with the claim.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In the series of proceedings in Spain, Junta de Andalucia, et al. v. Philip Morris Spain, et al., Court of First Instance, Madrid, Spain, the first of which was filed February 21, 2002, our subsidiary and other members of the industry were defendants. The plaintiffs sought reimbursement for the cost of treating certain of their citizens for various smoking-related illnesses. In May 2004, the first instance court dismissed the initial case, finding that the State was a necessary party to the claim, and thus, the claim must be filed in the Administrative Court. The plaintiffs appealed. In February 2006, the appellate court affirmed the lower court’s dismissal. The plaintiffs then filed notice that they intended to pursue their claim in the Administrative Court against the State. Because they were defendants in the original proceeding, our subsidiary and other members of the industry filed notices with the Administrative Court that they are interested parties in the case. On September 20, 2007, the plaintiffs filed their complaint in the Administrative Court. In November 2007, the Administrative Court dismissed the claim. The plaintiffs asked the Administrative Court to reconsider its decision dismissing the case, and that request was rejected in a ruling rendered in February 2008. Plaintiffs have filed a brief seeking leave to appeal to the Supreme Court. On June 10, 2008, our subsidiary filed a brief of appearance before the Supreme Court giving notice that it is an interested party in the appeal proceedings initiated by the plaintiffs. We have confirmed through the Ministry of Economy that plaintiffs have filed a second claim in the Administrative Court against the Ministry of Economy. This second claim seeks the same relief as the original claim, but relies on a different procedural posture. Our subsidiary has not been formally notified of the second claim, but, pursuant to the rules of the Administrative Court, has filed a brief in the Administrative Court seeking to confirm whether it is a party.

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

As of November 1, 2008, there were a number of lights cases pending against our subsidiaries and indemnitees, as follows:

—	3 cases brought on behalf of various classes of individual plaintiffs (some overlapping) in Israel, compared with 2 such cases on November 1, 2007 and November 1, 2006;

—

2,010 cases brought by individuals against our subsidiaries in the equivalent of small claims courts in Italy where the maximum damages claimed are approximately one thousand Euros per case, compared with 2,023 such cases on November 1, 2007, and 23 cases on November 1, 2006.

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

In the third class action pending in Israel, Numberg, et al. v. Philip Morris Products S.A., et al., District Court of Tel Aviv/Jaffa, Israel, filed May 19, 2008, our subsidiaries and our indemnitee (our distributor M.H. Eliashar Distribution Ltd.) and other members of the industry are defendants. The plaintiffs filed a purported class action claiming that the class members were misled by pack colors, terms such as “slims” or “super slims” or “blue”, and text describing tar and nicotine yields. Plaintiffs allege that these pack features misled consumers to believe that the cigarettes are safer than full flavor cigarettes. Plaintiffs seek recovery of the price of the brands at issue that were purchased from December 31, 2004 to the date of filing of the claim. They also seek compensation for mental anguish and punitive damages. Our subsidiary Philip Morris Ltd. and our indemnitee M.H. Eliashar Distribution Ltd. have been served with the claim. Our subsidiary Philip Morris Products S.A. has not yet been served.

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

As of November 1, 2008, there were 10 public civil actions pending against our subsidiaries in Argentina (1), Brazil (2), Colombia (6), and Turkey (1), compared with 9 such cases on November 1, 2007, and 5 such cases on November 1, 2006.

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

In the first public civil action in Brazil, Osorio v. Philip Morris Brasil Industria e Comercio Ltda., et al., Federal Court of Sao Paolo, Brazil, filed September 2003, our subsidiary, another member of the industry and various government entities are defendants. The plaintiff seeks a ban on the production and sale of cigarettes on the grounds that they are harmful to health and cause the government to spend money on health care. Plaintiff alleges that smoking violates the Brazilian constitutional right to health, that smokers have no free will because they are addicted, and that ETS is harmful. Plaintiff seeks the suspension of the defendants’ licenses to manufacture cigarettes, the revocation of any import licenses for tobacco-related products, the collection of all tobacco-containing products from the market, and a daily fine amounting to R$ 1 million (approximately $459,000) for any violation of the injunction order. Our subsidiary filed its answer to the complaint in June 2004.

In the second public civil action in Brazil, Associacao dos Consumidores Explorados do Distrito Federal v. Sampoerna Tabacos America Latina Ltda., State Trial Court of Brasilia, Brazil, filed April 14, 2006, our subsidiary is a defendant. The plaintiff, a consumer association, seeks a ban on the production and sale of cigarettes on the grounds that they are harmful to health. Plaintiff’s complaint also requests that a fine amounting to R$ 1 million (approximately $459,000) per day be imposed should the ban be granted and defendant continue to produce or sell cigarettes. Our subsidiary filed a response to the complaint in June 2006. The trial court dismissed the case in November 2007. Plaintiff has appealed.

In the first public civil action in Colombia, Garrido v. Philip Morris Colombia S.A., Civil Court of Bogotá, Colombia, filed August 28, 2006, against one of our subsidiaries, the plaintiff seeks various forms of injunctive relief, including the ban of the use of “lights” descriptors, and requests that defendant be ordered to finance a national campaign against smoking. Our subsidiary filed its answer in April 2007.

In the second public civil action in Colombia, Garrido v. Coltabaco (Garrido II), Civil Court of Bogotá, Colombia, filed October 27, 2006, against another of our subsidiaries, the plaintiff’s claims are identical to those in Garrido, above. Our subsidiary filed its answer in April 2007.

In the third public civil action in Colombia, Morales v. Philip Morris Colombia S.A. and Colombian Government, Administrative Court of Bogotá, Colombia, filed February 2, 2007, against one of our subsidiaries and a government entity, the plaintiff alleges violations of the collective right to a healthy environment, public health rights, and the rights of consumers, and that the government failed to protect those rights. Plaintiff seeks various monetary damages and other relief, including a ban on descriptors and a ban on cigarette advertising. Our subsidiary filed its answer to the complaint in March 2007.

In the fourth public civil action in Colombia, Morales, et al. v. Coltabaco (Morales II), Civil Court of Bogotá, Colombia, filed February 5, 2008, against another of our subsidiaries, the plaintiffs allege misleading advertising, product defect, failure to inform, and the targeting of minors in advertising and marketing. Plaintiffs seek various monetary relief

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

including a percentage of the costs incurred by the state each year for treating tobacco-related illnesses to be paid to the Ministry of Social Protection (from the date of incorporation of Coltabaco). After this initial payment, plaintiffs seek a fixed annual contribution to the government of $50 million. Plaintiffs also request that a statutory incentive award be paid to them for filing the claim. Our subsidiary filed its answer in July 2008.

In the fifth public civil action in Colombia, Morales, et al. v. Productora Tabacalera de Colombia S.A. (Protabaco), et al., (Morales III), Administrative Court of Bogotá, Colombia, filed December 19, 2007, against both of our subsidiaries, other members of the industry, and various government entities, the plaintiffs’ claims are identical to those in Morales II, above. Our subsidiaries filed their answers in August 2008.

In the sixth public civil action in Colombia, Guzman v. Coltabaco, et al., Administrative Court of Bogotá, Colombia, filed May 8, 2007, our subsidiary, another member of the industry, and various government entities are defendants. The plaintiff is seeking economic restitution to the country, an increase in sales tax for cigarettes, as well as various forms of injunctive relief. Our subsidiary filed its answer in June 2007.

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

—

Tax: In Brazil, there are 92 tax cases involving Philip Morris Brasil S.A. relating to the payment of state tax on the sale and transfer of goods and services, federal social contributions, excise, social security and income tax, and other matters. 32 of these cases are under administrative review by the relevant fiscal authorities and 60 are under judicial review by the courts.

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

Guarantees

At September 30, 2008, PMI’s third-party guarantees, which are primarily related to excise taxes, were $48 million, of which $44 million have no specific expiration dates. The remainder expire through 2012 with no guarantees expiring through September 30, 2009. PMI is required to perform under these guarantees in the event that a third party fails to make contractual payments. PMI does not have a liability on its condensed consolidated balance sheet at September 30, 2008, as the fair value of these guarantees is insignificant since the probability of future payments under these guarantees is remote.

Under the terms of the Distribution Agreement between Altria Group, Inc. and PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria Group, Inc. and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. PMI does not have a liability recorded on its balance

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

sheet at September 30, 2008, as the fair value of this indemnification is insignificant since the probability of future payments under this indemnification is remote.

Note 12. Income Taxes:

PMI accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Prior to the Distribution Date, the accounts of PMI were included in Altria’s consolidated United States federal income tax return, and federal income taxes were computed on a separate company basis. PMI made payments to, or was reimbursed by, Altria for the tax effects resulting from its inclusion in Altria’s consolidated United States federal income tax return. Beginning March 31, 2008, PMI is no longer a member of the Altria consolidated tax return group, and PMI will file its own federal income tax return.

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

PMI’s effective tax rates for the nine months and the quarter ended September 30, 2008 were 28.0% and 23.6%, respectively. The tax rate for the nine months was favorably impacted by 1.6 percentage points due to the adoption of U.S. income tax regulations proposed in 2008 ($154 million) and the enacted reduction of future corporate income tax rates in Indonesia ($67 million), partially offset by the current non-deductibility of the $124 million charge related to the Rothmans, Benson & Hedges Inc.’s settlement with the Government of Canada and all ten provinces, and the tax cost of a legal entity restructuring ($52 million). The tax rate for the quarter was favorably impacted by 6.0 percentage points due to the previously mentioned adoption of U.S. income tax regulations ($154 million) and the enacted reduction of future corporate income tax rates in Indonesia ($67 million), partially offset by the tax cost of a legal entity restructuring ($52 million). The tax rates are based on PMI’s full year geographical earnings mix projections and cash repatriation plans. Changes in earnings mix or in cash repatriation plans could have an impact on the effective tax rates which PMI monitors each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

In the third quarter of 2007, PMI recorded tax benefits of $27 million related to the reduction of deferred tax liabilities resulting from future lower tax rates enacted in Germany.

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

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 13. Long-Term Debt:

At September 30, 2008 and December 31, 2007, PMI’s long-term debt consisted of the following:

	September 30, 2008	December 31, 2007
	(in millions)
Short-term borrowings, reclassified as long-term debt	$-	$2,205
Notes, 4.875% to 6.375% (average interest rate 5.57%), due through 2038	5,951	1,360
Foreign currency obligations:
Euro notes payable (average interest rate 5.73%), due through 2015	2,495	1,698
Other (average interest rate 4.35%), due through 2014	859	406

	9,305	5,669
Less current portion of long-term debt	(107)	(91)

	$9,198	$5,578

U.S. dollar debt offering:

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

Euro debt offering:

In August 2008, PMI issued Euro 1.75 billion of senior unsecured notes under its shelf registration statement. The net proceeds of approximately Euro 1,739 million (approximately $2,520 million) from this offering are being used for general corporate purposes, including the repayment of outstanding borrowings under PMI’s term loan facility and to partially fund the acquisition of all outstanding common shares of Rothmans. For additional information regarding the Rothmans acquisition, see Note 8. Acquisitions. The notes bear the following general terms:

—	Euro 1.0 billion total principal notes due September 6, 2011 at a fixed, annual interest rate of 5.625%. Interest is payable annually beginning September 6, 2009.

—	Euro 750 million total principal notes due September 4, 2015 at a fixed, annual interest rate of 5.875%. Interest is payable annually beginning September 4, 2009.

Swiss Franc debt offering:

In September 2008, PMI issued CHF 500 million (approximately $465 million) of 4.0% bonds, due in September 2012. The net proceeds from the bonds are being used for general corporate purposes. The outstanding borrowings are included in other foreign currency obligations in the table above.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 14. Fair Value Measurements:

As discussed in Note 7. Financial Instruments, on January 1, 2008, PMI adopted SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Debt

The fair value of a portion of PMI’s outstanding debt, as utilized solely for annual disclosure purposes, is determined by using readily available quoted market prices. For the portion of PMI’s debt where quoted market prices are not available, the fair value is determined by utilizing quotes and market interest rates currently available to PMI for the issuance of debt with similar terms and remaining maturities.

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

The aggregate fair value of PMI’s derivative financial instruments as of September 30, 2008, was as follows:

	For the Nine Months Ended September 30, 2008	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

Derivatives	$162	$		$162	$

Total assets at fair value	$162		$-	$162		$-

Derivatives	$92	$		$92	$

Total liabilities at fair value	$92		$-	$92		$-

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

Note 15. RBH Legal Settlement:

On July 31, 2008, Rothmans announced the finalization of a CAD $550 million settlement (or approximately $530 million) between itself; Rothmans, Benson & Hedges Inc. (“RBH”); and, the Government of Canada and all ten provinces. The settlement resolves the Royal Canadian Mounted Police’s investigation relating to products exported from Canada by RBH during the 1989-1996 period. Rothmans’ sole holding was a 60% interest in RBH. The remaining 40% interest in RBH was owned by PMI.

The terms of the settlement require the following payments to be made:

—	CAD $100 million (or approximately $96 million) fine payable by RBH, which was paid in October 2008;

—	CAD $50 million (or approximately $48 million) towards a new government Contraband Tobacco Enforcement Strategy payable by RBH no later than December 15, 2008;

—

CAD $200 million (or approximately $192 million) payable by Rothmans over 10 years at a rate of CAD $20 million (or approximately $19 million) per year with the first payment to be made by December 31, 2009;

—

an estimated CAD $200 million (or approximately $192 million) payable by RBH, with the first payment of CAD $50 million (or approximately $48 million) to be made no later than December 31, 2008 and the remainder scheduled to be paid over a 10-year period based on a formula related to the revenue of RBH set out in the comprehensive agreement.

PMI translated the above obligations denominated in Canadian dollars using the prevailing exchange rate on September 30, 2008. Actual future payments as reported in U.S. dollars will fluctuate with changes in the Canadian and U.S. dollar exchange rate.

As a result of the finalization of the settlement, PMI recorded an after-tax charge of $124 million in the operating results of the Latin America & Canada segment during the second quarter of 2008. The charge represented the present value of PMI’s 40% equity interest in RBH’s portion of the settlement.

As further discussed in Note 8. Acquisitions, on July 31, 2008, PMI announced that it had entered into an agreement with Rothmans, to purchase, by way of a tender offer, all of the outstanding common shares of Rothmans for CAD $30 per share in cash, or approximately CAD $2.0 billion (approximately $1.9 billion). As of September 30, 2008, PMI acquired approximately 93.8% of the outstanding common shares of Rothmans through the public tender offer, which ended on September 30, 2008, for a cost of approximately $1.8 billion. PMI completed the purchase of the remaining Rothmans shares in October 2008 by compulsory acquisition in accordance with Canadian law.

Note 16. New Accounting Standards:

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

Additionally, in December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 changes the reporting for minority interests by requiring that they be presented as noncontrolling interests within equity. Moreover, SFAS 160 requires that any transactions between an entity and a noncontrolling interest are to be accounted for as equity transactions. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. SFAS 160 is to be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.

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

The adoption of these new standards will not have a material impact on PMI’s consolidated results of operations, financial position or cash flows.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Our Company

We are a holding company whose subsidiaries and affiliates, and their licensees, are engaged in the manufacture and sale of cigarettes and other tobacco products in markets outside the United States of America. We manage our business in four segments:

—	European Union;
—	Eastern Europe, Middle East and Africa (EEMA);
—	Asia; and
—	Latin America & Canada.

As further discussed in Note 8, Acquisitions, we purchased Rothmans Inc., which is located in Canada. As a result, we renamed the Latin America segment as the Latin America & Canada segment.

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

Holders of Altria restricted or deferred stock awarded prior to January 30, 2008, retained their existing awards and received the same number of shares of our restricted or deferred stock. The restricted stock and deferred stock will not vest until the completion of the original restriction period (typically, three years from the date of the original grant). Recipients of Altria’s deferred stock awarded on January 30, 2008, who were employed by Altria after the Distribution Date, received additional shares of deferred stock of Altria to preserve the intrinsic value of their award. Recipients of Altria’s deferred stock awarded on January 30, 2008 who were employed by us after the Distribution Date received substitute shares of our deferred stock to preserve the intrinsic value of their award.

To the extent that employees of the remaining Altria received our stock options, Altria reimbursed us in cash for the Black-Scholes fair value of the stock options received. To the extent that our employees held Altria stock options, we reimbursed Altria in cash for the Black-Scholes fair value of the stock options. To the extent that employees of Altria received PMI deferred stock, Altria paid to us the fair value of the PMI deferred stock less the value of projected forfeitures. To the extent that our employees held Altria restricted stock or deferred stock, we reimbursed Altria in cash for the fair value of the restricted or deferred stock less the value of projected forfeitures and any amounts previously charged to us for the restricted or deferred stock. Based upon the number of Altria stock awards outstanding at the Distribution Date, the net amount of these reimbursements resulted in a payment of $449 million from Altria to us ($427 million of which was paid in March 2008, with the remainder paid in April 2008). The reimbursement from Altria is reflected as an increase to our additional paid-in capital on the September 30, 2008 condensed consolidated balance sheet.

Prior to the Spin-off, we were included in Altria’s consolidated federal income tax return, and federal income tax contingencies were recorded as liabilities on Altria’s balance sheet. In April 2008, Altria reimbursed us in cash for these liabilities, which were $97 million.

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

Consolidated Operating Results for the Nine Months Ended September 30, 2008 – The changes in our reported net earnings and diluted EPS for the nine months ended September 30, 2008, from the comparable 2007 amounts, were as follows (in millions, except per share data):

	Reported
	Net Earnings	Diluted EPS
For the nine months ended September 30, 2007	$4,653	$2.21

2007 Asset impairment and exit costs	111	0.05

2007 Tax items	(27)	(0.01)

Subtotal of 2007 items	84	0.04

2008 Asset impairment and exit costs	(54)	(0.02)

2008 Equity loss from RBH legal settlement	(124)	(0.06)

2008 Tax items	169	0.08

Subtotal of 2008 items	(9)	-

Currency	560	0.26
Interest	(143)	(0.07)
Change in tax rate	(12)	(0.01)
Lower shares outstanding		0.02
Operations	506	0.24

For the nine months ended September 30, 2008	$5,639	$2.69

See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Asset Impairment and Exit Costs – We recorded pre-tax asset impairment and exit costs primarily related to the streamlining of various administrative functions and operations. During the nine months ended September 30, 2008, we recorded pre-tax asset impairment and exit costs of $84 million ($54 million after-tax). During the nine months ended September 30, 2007, we recorded pre-tax asset impairment and exit costs of $153 million ($111 million after-tax). For further details on the asset impairment and exit costs, see Note 2 to the Condensed Consolidated Financial Statements.

Equity loss from RBH legal settlement – In the second quarter of 2008, we recorded a $124 million charge related to the Rothmans, Benson & Hedges Inc., or RBH, settlement with the Government of Canada and all ten provinces. This equity loss was included in the operating companies income of the Latin America & Canada segment. For further details on the equity loss from RBH legal settlement, see Note 15 to the Condensed Consolidated Financial Statements.

Currency – The favorable currency impact is due primarily to the weakness of the U.S. dollar versus the Euro, Japanese yen, Russian ruble and Turkish lira.

Interest – The unfavorable impact of interest was due primarily to higher average debt levels.

Lower shares outstanding – The favorable impact of lower shares outstanding was due primarily to the repurchases of our common stock pursuant to the $13.0 billion two-year share repurchase program (86.2 million shares at a cost of $4.5 billion), partially offset by stock option exercises.

Income taxes – Our income tax rate for the nine months ended September 30, 2008 decreased 1.2 percentage points to 28.0%. The 2008 tax rate included the adoption of U.S. income tax regulations proposed in 2008 ($154 million) and the enacted reduction of future corporate income tax rates in Indonesia ($67 million), partially offset by the current non-deductibility of the $124 million charge related to the RBH settlement with the Government of Canada and all ten provinces, and the tax cost of a legal entity restructuring ($52 million). The 2007 tax rate included a favorable tax adjustment of $27 million due to a reduction of deferred tax liabilities resulting from future lower tax rates enacted in Germany.

Operations – The increase in earnings from our operations was due primarily to the following:

—	Eastern Europe, Middle East and Africa. Higher income due primarily to higher pricing and higher volume/mix, partially offset by higher marketing, administration and research costs;

—	Asia. Higher income due primarily to higher pricing, higher volume/mix and lower marketing, administration and research costs; and

—	European Union. Higher income due primarily to higher pricing and lower marketing, administration and research costs, partially offset by lower volume/mix.

—

Latin America & Canada. Higher income due primarily to higher pricing, the favorable impact of acquisitions and higher volume/mix, partially offset by higher marketing, administration and research costs (including the $61 million charge related to a previous distribution agreement in Canada).

Consolidated Operating Results for the Three Months Ended September 30, 2008 – The changes in our reported net earnings and diluted EPS for the three months ended September 30, 2008, from the comparable 2007 amounts, were as follows (in millions, except per share data):

	Reported
	Net Earnings	Diluted EPS

For the three months ended September 30, 2007	$1,725	$0.82

2007 Asset impairment and exit costs	11

2007 Tax items	(27)	(0.01)

Subtotal of 2007 items	(16)	(0.01)

2008 Asset impairment and exit costs	(8)

2008 Tax items	169	0.08

Subtotal of 2008 items	161	0.08

Currency	165	0.08
Interest	(61)	(0.03)
Change in tax rate	(9)
Lower shares outstanding		0.02
Operations	115	0.05

For the three months ended September 30, 2008	$2,080	$1.01

See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Asset Impairment and Exit Costs – We recorded pre-tax asset impairment and exit costs primarily related to the streamlining of various administrative functions and operations. During the three months ended September 30, 2008, we recorded pre-tax asset impairment and exit costs of $13 million ($8 million after-tax). During the three months ended September 30, 2007, we recorded pre-tax asset impairment and exit costs of $15 million ($11 million after-tax). For further details on the asset impairment and exit costs, see Note 2 to the Condensed Consolidated Financial Statements.

Currency – The favorable currency impact is due primarily to the weakness of the U.S. dollar versus the Euro, Japanese yen, Russian ruble and Turkish lira.

Interest – The unfavorable impact of interest was due primarily to higher average debt levels.

Lower shares outstanding – The favorable impact of lower shares outstanding was due primarily to the repurchases of our common stock pursuant to the $13.0 billion two-year share repurchase program (44.8 million shares at a cost of $2.4 billion), partially offset by stock option exercises.

Income taxes – Our income tax rate for the three months ended September 30, 2008 decreased 4.6 percentage points to 23.6%. The 2008 tax rate included the previously mentioned adoption of U.S. income tax regulations proposed in 2008 ($154 million) and the enacted reduction of future corporate income tax rates in Indonesia ($67 million), partially offset by the tax cost of a legal entity restructuring ($52 million). The 2007 tax rate included a favorable tax adjustment of $27 million due to a reduction of deferred tax liabilities resulting from future lower tax rates enacted in Germany.

Operations – The increase in earnings from our operations was due primarily to the following:

—	Eastern Europe, Middle East and Africa. Higher income due primarily to higher pricing and higher volume/mix, partially offset by higher marketing, administration and research costs; and

—	Asia. Higher income due primarily to higher pricing and higher volume/mix, partially offset by higher marketing, administration and research costs;

partially offset by:

—

Latin America & Canada. Lower income due primarily to the $61 million charge related to a previous distribution agreement in Canada, partially offset by higher pricing, higher volume/mix and the favorable impact of acquisitions.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2008 Forecasted Results – On October 22, 2008, we reaffirmed our forecast for adjusted 2008 full-year diluted EPS, reflecting strong business momentum, to a range of $3.32 to $3.38 for the full-year 2008, representing a growth rate of approximately 19% to 21%, from a revised pro-forma adjusted base of $2.79 per share in 2007. This forecast reflects our estimates of movements in foreign currency exchange rates and these rates are subject to significant fluctuation. Based upon the prevailing rates at the time of our guidance, our estimates of 2008 full-year diluted EPS were at the low end of our range. Continued fluctuations in exchange rates could result in a revision of the range. The factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast.

Discussion and Analysis

Consolidated Operating Results

See pages 64-68 for a discussion of our Cautionary Factors That May Affect Future Results. Our cigarette volume, net revenues, excise taxes on products and operating companies income by segment were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Cigarette volume:
European Union	191,653	199,923	64,063	65,450
Eastern Europe, Middle East and Africa	234,624	226,187	81,405	77,498
Asia	169,839	160,612	55,946	52,961
Latin America & Canada	70,904	64,783	24,500	21,297

Total cigarette volume	667,020	651,505	225,914	217,206

Net revenues:
European Union	$24,188	$20,253	$8,451	$6,832
Eastern Europe, Middle East and Africa	11,577	9,205	4,163	3,312
Asia	9,480	8,351	3,188	2,814
Latin America & Canada	4,422	3,639	1,563	1,274

Net revenues	$49,667	$41,448	$17,365	$14,232

Excise taxes on products:
European Union	$16,436	$13,511	$5,780	$4,554
Eastern Europe, Middle East and Africa	5,708	4,356	2,054	1,606
Asia	4,715	4,061	1,578	1,372
Latin America & Canada	2,816	2,220	1,000	784

Excise taxes on products	$29,675	$24,148	$10,412	$8,316

Operating income:
Operating companies income:
European Union	$3,921	$3,256	$1,325	$1,151
Eastern Europe, Middle East and Africa	2,551	1,911	946	710
Asia	1,665	1,412	558	514
Latin America & Canada	285	333	110	143
Amortization of intangibles	(29)	(18)	(13)	(6)
General corporate expenses	(80)	(51)	(36)	(17)

Operating income	$8,313	$6,843	$2,890	$2,495

As discussed in Note 10. Segment Reporting, we evaluate segment performance and allocate resources based on operating companies income, which we define as operating income before general corporate expenses and amortization of intangibles. We believe it is appropriate to disclose this measure to help investors analyze the business performance and trends of our various business segments.

The following events that occurred during the nine months and three months ended September 30, 2008 and 2007, affected the comparability of our statement of earnings amounts.

—	Asset Impairment and Exit Costs – For the nine months and three months ended September 30, 2008 and 2007, pre-tax asset impairment and exit costs consisted of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2008	2007	2008	2007
	(in millions)

Separation programs:
European Union	$66	$101	$10	$13
Eastern Europe, Middle East and Africa		12
Asia		22		2
Latin America & Canada	3	18	3

Total separation programs	69	153	13	15

Contract termination charges:
Eastern Europe, Middle East and Africa	1
Asia	14

Total contract termination charges	15	-	-	-

Asset impairment and exit costs	$84	$153	$13	$15

For further details on asset impairment and exit costs see Note 2 to our condensed consolidated financial statements.

—

Equity loss from RBH legal settlement – As discussed in Note 15. RBH Legal Settlement, the operating companies income of the Latin America & Canada segment for the nine months ended September 30, 2008, includes a $124 million charge related to the RBH settlement with the Government of Canada and all ten provinces.

—

Charge related to previous distribution agreement in Canada – During the third quarter of 2008, we recorded a pre-tax charge of $61 million related to a previous distribution agreement in Canada. This charge was recorded in the operating companies income of the Latin America & Canada segment for the nine months and three months ended September 30, 2008.

Consolidated Results of Operations for the Nine Months Ended September 30, 2008

The following discussion compares our consolidated operating results for the nine months ended September 30, 2008, with the nine months ended September 30, 2007.

Cigarette volume of 667.0 billion units increased 15.5 billion units or 2.4%. This increase was due primarily to acquisitions in Pakistan, Mexico and Canada. Excluding acquisitions, cigarette shipment volume grew 0.9%, with increases in all segments except the European Union.

We achieved market share gains in a number of markets, including Argentina, Egypt, Germany, Indonesia, Korea, Mexico, Russia and Ukraine.

Total cigarette shipments of Marlboro of 236.7 billion units were down 0.8%, with growth in EEMA, Asia, and Latin America & Canada more than offset by a decline in the European Union. Total cigarette shipments of L&M of 72.6 billion units were down 5.0%, with a decline in EEMA, partially offset by growth in the European Union. Driven by strong increases in EEMA, total cigarette shipments of Chesterfield grew 16.9% versus the prior year. Total cigarette shipments of Parliament recorded similar growth, up 20.6%, with gains in EEMA and Asia. Virginia Slims, led by shipments in Asia, grew 9.6%. Total shipment volume of other tobacco products (in cigarette equivalent units) increased 30.4%, fueled by growth in Germany and Poland. Total shipment volume for cigarettes and other tobacco products was up 2.7%, or up 1.2% excluding acquisitions.

Net revenues, which include excise taxes billed to customers, increased $8.2 billion or 19.8%. Excluding excise taxes, net revenues increased $2.7 billion or 15.6% to $20.0 billion. This increase was due to favorable currency ($1.7 billion), net price increases ($845 million), higher volume/mix ($77 million) and the impact of acquisitions ($60 million).

Excise taxes on products increased $5.5 billion (22.9%), due primarily to currency movements ($3.2 billion), higher excise tax rates ($1.8 billion) and acquisitions. As discussed under the caption “Business Environment,” governments have consistently increased taxes in the markets in which we operate. We expect excise taxes to continue to increase.

Cost of sales increased $648 million (9.8%), due primarily to currency movements ($558 million).

Marketing, administration and research costs increased $632 million (17.1%), due primarily to currency ($403 million), the 2008 charge related to the RBH legal settlement ($124 million), higher marketing expenses ($97 million), the 2008 charge related to a previous distribution agreement in Canada ($61 million) and acquisitions ($37 million), partially offset by lower general and administrative expenses ($34 million), lower research and development costs ($45 million) and the absence of the 2007 charges related to the termination of a distributor relationship in Indonesia ($30 million).

Operating income increased $1.5 billion or 21.5%. This increase was due primarily to favorable currency ($749 million), net price increases ($736 million), lower asset impairment and exit costs ($69 million), the impact of acquisitions ($54 million) and higher volume/mix ($37 million), partially offset by the 2008 charge related to the RBH legal settlement ($124 million).

Currency movements increased net revenues by $4.9 billion ($1.7 billion, after excluding the impact of currency movements on excise taxes) and operating income by $749 million. These increases were due primarily to the weakness versus prior year of the U.S. dollar against the Euro, Japanese yen, Russian ruble and Turkish lira.

Interest expense, net, of $205 million increased $208 million, due primarily to higher average debt levels.

Our tax rate decreased 1.2 percentage points to 28.0%. The 2008 tax rate was favorably impacted by 1.6 percentage points due to the previously mentioned adoption of U.S. income tax regulations ($154 million) and the enacted reduction of future corporate income tax rates in Indonesia ($67 million), partially offset by the current non-deductibility of the $124 million charge related to the RBH legal settlement with the Government of Canada and all ten provinces, and the tax cost of a legal entity restructuring ($52 million). The 2007 tax rate included a favorable tax adjustment of $27 million due to a reduction of deferred tax liabilities resulting from future lower tax rates enacted in Germany. The tax rate is based on our full year geographical earnings mix projections and cash repatriation plans. Changes in our earnings mix or in cash repatriation plans could have an impact on the effective tax rate which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

Net earnings of $5.6 billion increased $986 million or 21.2%. This increase was due primarily to higher operating income, partially offset by higher interest expense, net. Diluted and basic EPS of $2.69 and $2.71, respectively, increased by 21.7% and 22.6%, respectively.

Consolidated Results of Operations for the Three Months Ended September 30, 2008

The following discussion compares our consolidated operating results for the three months ended September 30, 2008, with the three months ended September 30, 2007.

Cigarette volume of 225.9 billion units increased 8.7 billion units or 4.0%, including the 2007 acquisition in Mexico and the recently completed acquisition in Canada. Excluding these acquisitions, cigarette shipment volume was up 3.2%, due primarily to higher volume in all segments except the European Union.

We achieved market share gains in a number of markets, including Algeria, Argentina, Australia, Belgium, Brazil, Bulgaria, the Czech Republic, the Dominican Republic, Egypt, Germany, Hungary, Indonesia, Korea, Mexico, the Netherlands, Romania, Russia, Turkey, Ukraine and the United Kingdom.

Total cigarette shipments of Marlboro of 80.3 billion units increased 1.1%, due to growth in EEMA, Asia, and Latin America & Canada, partially offset by a decline in the European Union. Total cigarette shipments of L&M of 24.0 billion units were down 3.6%, with a decline in EEMA, partially offset by growth in the European Union. Led by double-digit growth in EEMA and an increase in the European Union, total cigarette shipments of Chesterfield grew 14.6% versus the prior-year quarter. Total cigarette shipments of Parliament continued to record strong growth, up 15.8%, driven by gains in EEMA. Virginia Slims, with shipment growth in EEMA, and Latin America & Canada, grew 3.6%. Shipment volume of other tobacco products (in cigarette equivalent units) grew 36.2%, fueled by strong growth in France, Germany and Poland. Total shipment volume for cigarettes and other tobacco products was up 4.4%, or up 3.3% excluding acquisitions.

Net revenues, which include excise taxes billed to customers, increased $3.1 billion or 22.0%. Excluding excise taxes, net revenues increased $1.0 billion or 17.5% to $7.0 billion. This increase was due to favorable currency ($590 million), net price increases ($305 million) and higher volume/mix ($128 million).

Excise taxes on products increased $2.1 billion (25.2%), due primarily to currency movements ($1.1 billion) and higher excise tax rates ($563 million).

Cost of sales increased $252 million (11.3%), due primarily to currency movements ($195 million).

Marketing, administration and research costs increased $385 million (32.9%), due primarily to currency ($178 million), higher marketing expenses ($96 million), the 2008 charge related to a previous distribution agreement in Canada ($61 million) and higher general and administrative expenses ($15 million).

Operating income increased $395 million or 15.8%. This increase was due primarily to net price increases ($259 million), favorable currency ($217 million) and higher volume/mix ($79 million), partially offset by higher marketing, administration and research costs.

Currency movements increased net revenues by $1.7 billion ($590 million, after excluding the impact of currency movements on excise taxes) and operating income by $217 million. These increases were due primarily to the weakness versus prior year of the U.S. dollar against the Euro, Japanese yen, Russian ruble and Turkish lira.

Interest expense, net, of $69 million increased $85 million, due primarily to higher average debt levels.

Our tax rate decreased 4.6 percentage points to 23.6%. The 2008 tax rate was favorably impacted by 6.0 percentage points due to the previously mentioned adoption of U.S. income tax regulations ($154 million) and the enacted reduction of future corporate income tax rates in Indonesia ($67 million), partially offset by the tax cost of a legal entity restructuring ($52 million). The 2007 tax rate included a favorable tax adjustment of $27 million due to a reduction of deferred tax liabilities resulting from future lower tax rates enacted in Germany. The tax rate is based on our full year geographical earnings mix projections and cash repatriation plans. Changes in earnings mix or in cash repatriation plans could have an impact on the effective tax rate which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

Net earnings of $2.1 billion increased $355 million or 20.6%. This increase was due primarily to higher operating income, partially offset by higher interest expense, net. Diluted and basic EPS of $1.01 increased by 23.2%.

Operating Results by Business Segment

Business Environment

Taxes, Legislation, Regulation and Other Matters Regarding the Manufacture, Marketing, Sale and Use of Tobacco Products

The tobacco industry faces a number of challenges that may adversely affect our business, volume, results of operations, cash flows and financial position. These challenges, which are discussed below and in “Cautionary Factors That May Affect Future Results,” include:

—	actual and proposed tobacco legislation and regulation;

—	actual and proposed excise tax increases as well as changes in excise tax structures;

—	price gaps and changes in price gaps between premium and lower price brands;

—	the diminishing prevalence of smoking;

—	increased efforts by tobacco control advocates to further restrict smoking;

—	pending and threatened litigation as discussed above in Note 11. Contingencies;

—

actual and proposed requirements for the disclosure of cigarette ingredients and other proprietary information without adequate trade secret protection, as well as testing requirements and performance standards;

—	actual and proposed restrictions on imports in certain jurisdictions;

—	actual and proposed restrictions affecting tobacco manufacturing, packaging, marketing, advertising, product display and sales;

—	governmental and private bans and restrictions on smoking;

—	the sale of counterfeit cigarettes by third parties;

—	the sale of cigarettes by third parties over the Internet and by other means designed to avoid the collection of applicable taxes;

—	diversion into one market of cigarettes intended for sale in another;

—	the outcome of proceedings and investigations, and the potential assertion of claims, and proposed regulation relating to contraband shipments of cigarettes; and

—	governmental investigations.

In the ordinary course of business, many factors can affect the timing of sales to customers, including the timing of holidays and other annual or special events, the timing of promotions, customer incentive programs and customer inventory programs, as well as the actual or speculated timing of pricing actions and tax-driven price increases.

Excise Taxes: Cigarettes are subject to substantial excise taxes and to other taxation worldwide. Significant increases in cigarette-related taxes or fees have been proposed or enacted and are likely to continue to be proposed or enacted. In addition, in certain jurisdictions, our products are subject to tax structures that discriminate against premium price products and manufactured cigarettes.

Tax increases and discriminatory tax structures are expected to continue to have an adverse impact on our sales of cigarettes, due to lower consumption levels and to a shift in consumer purchases from the premium to non-premium or discount segments or other low price or low-taxed tobacco products such as fine-cut tobacco products and/or counterfeit and contraband products.

Minimum Retail Selling Price Laws: Several EU Member States (Austria, France, Ireland, and Italy) have enacted laws establishing a minimum retail selling price for cigarettes and, in some cases, other tobacco products. In May 2008, the European Commission filed actions against Austria, France and Ireland in the European Court of Justice claiming that these countries’ minimum retail selling price systems infringed EU law. We are unaware of any action taken at this point against Italy. Although it is not possible to predict when the court will issue a final ruling, based on prior proceedings in similar actions, a ruling could be expected by the end of 2009. Should the European Commission prevail in the European Court of Justice, excise tax levels and/or price gaps in those markets could be adversely affected.

Framework Convention on Tobacco Control: The World Health Organization’s Framework Convention for Tobacco Control (“FCTC”) entered into force on February 27, 2005. As of October 2008, 159 countries, as well as the European Community, have become parties to the FCTC. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and, in certain instances, requires) Parties to have in place or enact legislation that would:

—	establish specific actions to prevent youth smoking;

—	restrict and/or eliminate all tobacco product advertising, marketing, promotions and sponsorships;

—	initiate public education campaigns to inform the public about the health consequences of smoking and the benefits of quitting;

—	implement regulations imposing product testing, disclosure and performance standards;

—	impose health warning requirements on packaging;

—	adopt measures that would eliminate cigarette smuggling and counterfeit cigarettes;

—	restrict smoking in public places;

—	implement public health-based fiscal policies (tax and price increases);

—	adopt and implement measures that ensure that packaging and labeling, including descriptive terms, do not create the false impression that one brand of cigarettes is safer than another;

—	phase out or restrict duty free tobacco sales; and

—	encourage litigation against tobacco product manufacturers.

We view the FCTC as a catalyst for comprehensive regulation, and the speed at which tobacco regulation is being adopted in our markets has increased as a result of the treaty. In many respects, the areas of regulation we support mirror provisions of the FCTC. However, we disagree with the provisions requiring a total ban on marketing, a total ban on public smoking, a ban on the sale of duty free cigarettes, and the use of litigation against the tobacco industry. We also believe that excessive taxation can have significant adverse unintended consequences.

In 2008, several Working Groups established by the Conference of the Parties, the governing body of the FCTC, published proposed Guidelines that provide recommendations to the Parties on specific Articles of the Treaty, including limiting tobacco industry involvement in the development of tobacco policy and regulations, tobacco packaging and labeling, and tobacco marketing. The Conference of the Parties is scheduled to hold its third session in November 2008, during which it will likely vote on whether to adopt the proposed Guidelines. Several of the recommendations in the Guidelines, such as generic packaging, point of sale display bans, a ban on the use of colors in packaging, and a ban on all forms of communications to adult smokers, reflect extreme applications of the provisions of the Treaty, many of which are punitive measures against the tobacco industry and are untethered to public health objectives. If adopted by the Conference of the Parties and then implemented by governments, these recommendations may adversely affect our business, volume, results of operations, cash flows and financial position. It is not possible to predict whether the Guidelines in their current form will be adopted by the Conference of the Parties and, if so, whether and to what extent countries will implement the recommendations in them.

Tar and Nicotine Test Methods and Brand Descriptors: A number of public health organizations throughout the world, including WHO, have determined that the existing ISO standardized machine-based methods for measuring tar and nicotine yields provide misleading information about tar and nicotine deliveries, and that the ISO-based numbers should not be displayed. We have expressed the view that ISO numbers do not accurately reflect human smoking, and we therefore supported WHO’s initial recommendation to supplement the ISO test method with the more intensive Health Canada method. The Health Canada method blocks ventilation holes, increases the puffs taken per minute and the volume of smoke in each puff. We believe that a combination of the two methods would better illustrate the wide variability in the delivery of tar, nicotine and carbon monoxide, depending upon how an individual smokes a cigarette. Recently, WHO technical experts stated that no machine-smoking regime can permit regulators or consumers to compare exposure to harmful constituents in the smoke of commercial cigarettes and deferred its position pending a decision by the Conference of the Parties.

In light of public health concerns about the limitations of current machine measurement methodologies, governments and public health organizations have increasingly prohibited the use of descriptors such as “light,” “mild” and “low tar.” Many countries, including the entire EU, prohibit or are in the process of prohibiting descriptors such as “lights.” The FCTC requires the Parties to adopt and implement measures to ensure that tobacco product packaging and labeling, including descriptive terms, do not create “the false impression that a particular tobacco product is less harmful than other tobacco products.” In most countries where descriptors are banned, tar, nicotine and carbon monoxide yields are still required to be printed on packs of cigarettes. We agree with public health advocates who have argued that where descriptors are banned, governments should also prohibit the printing of tar, nicotine and carbon monoxide yields on packs of cigarettes or, consistent with our support of testing for both ISO and Health Canada yields, we would support requiring the printing of both yields which would reflect a range of smoke intake. Some public health advocates and governments have also called for a ban or restriction on the use of colors which they claim are also used to signify that some brands provide lower yields of tar, nicotine and other smoke constituents. We do not agree with such proposals.

Testing and Reporting of Other Smoke Constituents: Three countries (Brazil, Canada and Venezuela) require manufacturers to test and report to regulators by-brand yields of other smoke constituents, 45 to 80 of which have been identified as potential causes of tobacco-related diseases. Testing and reporting these smoke constituents is being considered by the FCTC’s Conference of the Parties, the WHO’s Study Group on Tobacco Regulation (“TobReg”), national regulators and the public health community. We measure most of these constituents for our product research and development purposes, and support such regulation. However, there is no international consensus on which smoke constituents to test, and no validated analytical methods to measure the levels of those constituents in smoke. Moreover, there is extremely limited capacity to conduct by-brand testing on a global basis. In its 2008 progress report on these issues, the Conference of the Parties Working Group proposed nine smoke constituents for which methods for testing and measuring should be validated as a priority, and estimated that validation of the applicable methods for these constituents (and for certain ingredients) would take five and a half years. It is not certain when such requirements will be recommended by the Conference of the Parties and whether individual countries will adopt them, although bills to require testing of a wide range of smoke constituents are pending in some countries. The cost of by-brand testing could be significant, and public health groups, including the Conference of the Parties Working Group, have recommended that the industry will be required to bear the burden of testing expenses.

Ceilings on Tar, Nicotine, Carbon Monoxide and Other Smoke Constituents: A number of countries and the EU have established maximum yields of tar, nicotine and/or carbon monoxide, as measured by the ISO standard test method. Despite the fact that public health authorities have questioned the significance of ISO-measured tar, nicotine and carbon monoxide yields, no country has yet suggested that existing ISO-based ceilings be eliminated. No country has to date proposed ceilings for other smoke constituents. However, in April 2008, TobReg recommended that governments establish ceilings for nine specific smoke constituents, including tobacco-specific nitrosamines (“TSNAs”). The TobReg proposal would set ceilings based on the median yield for each constituent in the market based on by-brand testing of all brands sold in the market. Although TobReg has described its proposal as a conservative first step for regulation, it is likely to have a substantial adverse impact on some or all cigarette markets. Although the concept of selective constituent reduction is supported by some public health officials, several public health advocates and scientists have criticized the proposal on the grounds that selectively reducing carcinogens in conventional cigarettes will not lead to a meaningful reduction in disease and thus will not benefit public health and/or will mislead consumers into believing that conventional cigarettes with regulated levels of these constituents are safer. In fact, TobReg states that there is no proof that the ceilings will result in reduced harm or risk of disease, but argues that proof of a benefit is not required. In its view, a showing that “the substance be known to be harmful and that processes exist for its diminution or removal” is sufficient. The group justifies its proposal by noting differences in yields of constituents in commercial cigarettes, principally the higher levels of TSNAs in American blended cigarettes compared to Virginia cigarettes.

Ingredient Disclosure Laws: Many countries have enacted or proposed legislation or regulations that require cigarette manufacturers to disclose publicly the ingredients used in the manufacture of cigarettes and, in certain cases, to provide toxicological information. While we believe the public health objectives of these requests can be met without providing exact by-brand formulae, we have made and will continue to make full disclosures where adequate assurances of trade secret protection are provided. For example, under an EU Tobacco Product Directive, tobacco companies are required to disclose ingredients and toxicological information to each Member State. In May 2007, the Commission published guidelines for full by-brand reporting requirements. We have made ingredient disclosures in compliance with the laws of all EU Member States, and have followed the guidelines in most Member States, making full by-brand disclosures in a manner that protects trade secrets in those Member States. In some jurisdictions, however, appropriate assurances of trade secret protection may be impossible to obtain. In such circumstances, we will seek to resolve the matter with governments through alternative options.

Restrictions and Bans on the Use of Ingredients: Some governments have prohibited the use of certain ingredients, and public health authorities, including the European Commission, are considering further prohibitions. For example, the Conference of the Parties is developing guidelines that will provide detailed product regulation requirements, which could eventually include standards for the use of tobacco product ingredients, including flavorings. However, in 2007, the Conference of the Parties Working Group stated that “testing and measuring of toxicity of cigarette [ingredients] . . . is an emerging field” and refrained from recommending a course of action pending “more work to develop a better understanding of these issues.” Similarly, TobReg stated in 2008 that “the existing science is currently not sufficient” to establish standards for regulating ingredients and other product design characteristics. We support regulations requiring all manufacturers to determine whether their ingredients increase the overall toxicity of tobacco smoke and, if internationally accepted test methods become available, whether ingredients increase the addictiveness of smoke. We do not support bans of ingredients based on palatability or consumer appeal – a recommendation made by TobReg and other public health advocates – as these are inherently subjective standards and not appropriate bases for regulation.

Bans and Restrictions on Advertising, Marketing, Promotions and Sponsorships: For many years, countries have imposed partial or total bans on tobacco advertising, marketing and promotion. The FCTC calls for a “comprehensive ban on advertising, promotion and sponsorship” and requires governments that have no constitutional constraints to ban all forms of advertising. Where constitutional constraints exist, the FCTC requires governments to restrict or ban radio, television, print media, other media, including the Internet, and sponsorships of international events within five years. We oppose complete bans on advertising but support limitations on marketing, provided that manufacturers retain the ability to communicate directly to adult smokers. The FCTC also requires disclosure of expenditures on advertising, promotion and sponsorship that is not prohibited. Some governments and public health groups have called for bans of product displays, which some countries have adopted. We oppose product display bans which are unsupported by evidence as having any material impact on public health, will unnecessarily restrict competition, and will lead to price competition and encourage illicit trade both of which undermine public health objectives.

Generic Packaging: In a consultation paper, the UK Department of Health has raised for comment the possibility of generic packaging to reduce youth smoking, arguing that generic packaging, which would eliminate the ability of manufacturers to use any distinctive trademarks, trade dress, logos, or pack designs, would decrease smoking initiation, increase cessation and contribute to the de-normalization of tobacco use. We strongly oppose generic packaging. We believe that there is no sound evidentiary basis to conclude that generic packaging would lead to any public health benefit and that it is likely to encourage illicit trade and price competition, both of which will undermine the government’s public health and revenue objectives. We also believe that generic packaging disproportionately infringes on free speech, amounts to expropriation of manufacturers’ intellectual property rights, and unduly limits competition. As noted above, public health officials, including the Conference of the Parties, are also considering generic packaging.

Health Warning Requirements: Many countries require substantial health warnings on cigarette packs. In the EU, for example, health warnings must cover 30% of the front and 40% of the back of cigarette packs. The FCTC requires health warnings that cover, at a minimum, 30% of the front and back of the pack, and recommends warnings covering 50% or more of the front and back of the pack. We support health warning requirements and defer to the governments on the content of the warnings, except for content that vilifies the tobacco companies and their employees. While we believe that textual warnings are sufficient, we do not oppose graphic warnings. In countries where health warnings are not required, we place them on packaging voluntarily in the official language or languages of the country. For example, we are voluntarily placing health warnings in many African countries in official local languages occupying 30% of the front and back of the pack. We do not support warning sizes that deprive us of our ability to use our distinctive trademarks and pack designs which differentiate our products from those of our competitors.

We support government initiatives to educate the public on the serious health effects of smoking. We have established a website that includes, among other things, the views of public health authorities on smoking, disease causation in smokers, addiction and exposure to environmental tobacco smoke (“ETS”). The site reflects our agreement with the medical and scientific consensus that cigarette smoking is addictive, and causes lung cancer, heart disease, emphysema and other serious diseases in smokers. The website advises the public to rely on the messages of public health authorities in making all smoking-related decisions. The website’s address is www.pmintl.com. The information on our website is not, and shall not be deemed to be, a part of this document or incorporated into any filings we make with the SEC.

Restrictions on Public Smoking: Reports with respect to the health effects of exposure to ETS have been publicized for many years, and many markets have restricted smoking in public places. The pace and scope of public smoking restrictions have increased significantly in most of our markets, particularly in the EU, where Italy, Ireland, the UK, France, Finland and Sweden have banned virtually all indoor public smoking. Other countries around the world have adopted or are likely to adopt substantial public smoking restrictions. Some public health groups have called for, and some municipalities have adopted or proposed, bans on smoking in outdoor places, and some tobacco control groups have advocated banning smoking in cars with minors in them. The FCTC requires parties to the treaty to adopt restrictions on public smoking, and the Conference of the Parties adopted guidelines on public smoking based on the premise that any exposure to ETS is harmful; the guidelines call for total bans in all indoor public places, defining “indoor” broadly, and reject any exemptions based on type of venue (e.g., nightclubs). On private place smoking, such as in cars and homes, the Guidelines recommend increased education on the risk of exposure to ETS.

We support a single, consistent public health message on the health effects of exposure to ETS. Our website states that “the conclusions of public health authorities on secondhand smoke warrant public health measures that regulate smoking in public places” and that “outright bans are appropriate in many places.” For example, we support banning smoking in schools, playgrounds and other facilities for youth and in indoor public places where general public services are provided such as public transportation vehicles, supermarkets, public spaces in indoor shopping centers, cinemas, banks and post offices.

Reduced Cigarette Ignition Propensity Legislation: Reduced ignition propensity standards have been adopted in Canada and Australia, and are being considered in several other countries, notably New Zealand and the EU. On March 25, 2008, the European Commission formally adopted a decision to mandate the development, through the General Product Safety Directive, of reduced cigarette ignition propensity standards such as those implemented in New York, other American states and Canada. Several individual Member States, most notably Finland, have initiated their own proceedings to implement ignition propensity standards as well. We believe that reduced ignition propensity standards should be the same as those applied in New York and other jurisdictions to ensure that they are uniform and technically feasible, and that they are applied equally to all manufacturers and all tobacco products.

Illicit Trade: Regulatory measures and related governmental actions to prevent the illicit manufacture and trade of tobacco products are being considered by a number of jurisdictions. Article 15 of the FCTC requires parties to the treaty to take steps to eliminate all forms of illicit trade, including counterfeiting, and states that national, regional and global agreements on this issue are “essential components of tobacco control.” The Conference of the Parties established an Intergovernmental Negotiating Body (“INB”) to negotiate a protocol on the illicit trade in tobacco products pursuant to Article 15 of the FCTC. The INB’s Chairperson has drafted a text for the protocol, which includes the following main topics:

—	licensing schemes for participants in the tobacco business;

—

“know your customer” requirements; measures to eliminate money laundering and the development of an international system for the tracking and tracing of tobacco products and tobacco manufacturing equipment;

—	the implementation of laws governing record-keeping, security and preventive measures, and Internet sales of tobacco products;

—	enforcement mechanisms, including the criminalization of participation in illicit trade in various forms and measures to strengthen the abilities of law enforcement agencies to fight illicit trade;

—	obligations for tobacco manufacturers to control their supply chain with penalties for those that fail to do so; and

—	programs to increase cooperation and technical assistance with respect to investigation and prosecutions and the sharing of information.

We support strict regulations and enforcement measures to prevent all forms of illicit trade in tobacco products, including tracking, tracing, labeling and record-keeping requirements, which could be best implemented through strict licensing systems. We agree that manufacturers should implement state-of-the-art monitoring systems of their sales and distribution practices, and we agree that where appropriately confirmed, manufacturers should stop supplying vendors who are shown to be knowingly engaged in illicit trade. However, we disagree with the draft protocol’s provision that would impose payments on tobacco product manufacturers in an amount of lost taxes and duties from seized contraband tobacco products regardless of any fault on the manufacturers’ part. We are also working with a number of governments around the world on specific agreements and memoranda of understanding to address the illegal trade in cigarettes, including, as described below, our agreement with the EU.

Cooperation Agreements to Combat Illicit Trade of Cigarettes: In July 2004, we entered into an agreement with the European Commission (acting on behalf of the European Community) and 10 Member States of the EU that provides for broad cooperation with European law enforcement agencies on anti-contraband and anti-counterfeit efforts. To date, 26 of the 27 Member States have signed the agreement. The agreement resolves all disputes between the European Community and the Member States that signed the agreement, on the one hand, and us and certain affiliates, on the other hand, relating to these issues. Under the terms of the agreement, we will make 13 payments over 12 years. In the second quarter of 2004, we recorded a pre-tax charge of $250 million for the initial payment. The agreement calls for payments of approximately $150 million on the first anniversary of the agreement (this payment was made in July 2005), approximately $100 million on the second anniversary (this payment was made in July 2006), and approximately $75 million each year thereafter for 10 years, each of which is to be adjusted based on certain variables, including our market share in the EU in the year preceding payment. We will record these payments as an expense in cost of sales when product is shipped. We are also required to pay the excise taxes, VAT and customs duties on qualifying product seizures of up to 90 million cigarettes and are subject to payments of five times the applicable taxes and duties if product seizures exceed 90 million cigarettes in a given year. To date, our annual payments related to product seizures have been immaterial. Total charges related to the agreement were recorded in cost of sales. These costs were $59 million and $68 million for the nine months ended September 30, 2008 and 2007, respectively, and $12 million and $23 million for the three months ended September 30, 2008 and 2007, respectively.

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

Governmental Investigations: From time to time, we are subject to governmental investigations on a range of matters. We have previously reported our belief that Canadian authorities were contemplating a legal proceeding based on a Royal Canadian Mounted Police investigation relating to allegations of contraband shipments of cigarettes into Canada in the early to mid-1990s. That investigation has now been closed as a result of the July 31, 2008, settlement between RBH, RBH’s parent company Rothmans Inc. (“Rothmans”), the Government of Canada and all ten provinces. See Note 15. RBH Legal Settlement to the Condensed Consolidated Financial Statements for additional information related to the Rothmans settlement with the Government of Canada and all ten provinces.

Manufacturing Optimization Program

We have terminated our contract manufacturing arrangement with PM USA effective no later than December 31, 2008. We will shift all of our PM USA contract manufactured production, which approximated 57 billion cigarettes annually in 2007, to our facilities in Europe during the fourth quarter of 2008. The program will entail our incurring capital expenditures of approximately $50 million. Through September 30, 2008, we have incurred $36 million of capital expenditures related to this program, of which $27 million and $4 million were incurred during the nine months and three months ended September 30, 2008, respectively. During the first quarter of 2008, we recorded exit costs of $15 million related to the termination of our manufacturing contract with PM USA. The program is expected to generate cost savings beginning in 2008 and to save us total estimated pre-tax annual costs of approximately $179 million by 2009.

Asset Impairment and Exit Costs

Since 2005, we announced plans to streamline various administrative functions and operations. These plans resulted in the announced closure or partial closure of nine production facilities through September 30, 2008, the largest of which is the closure of a factory in Munich, Germany announced in 2006. As a result of these announcements and the Manufacturing Optimization Program discussed above, we recorded pre-tax charges of $84 million and $13 million during the nine months and three months ended September 30, 2008, respectively, and $153 million and $15 million during the nine months and three months ended September 30, 2007, respectively. The pre-tax separation program charges primarily related to severance costs. Additional pre-tax charges of approximately $4 million are expected during the remainder of 2008.

Cash payments related to exit costs were $85 million and $22 million for the nine months and three months ended September 30, 2008, respectively. Future cash payments for exit costs incurred to date are expected to be approximately $132 million. The streamlining of these various functions and operations is expected to result in the elimination of approximately 3,600 positions. As of September 30, 2008, approximately 3,500 of these positions have been eliminated. These actions generated pre-tax cost savings beginning in 2005, with cumulative estimated annual cost savings of approximately $320 million expected by the end of 2008, of which $135 million are incremental savings in 2008.

Acquisitions

On July 31, 2008, we announced that we had entered into an agreement with Rothmans, which is located in Canada, to purchase, by way of a tender offer, all of the outstanding common shares of Rothmans for CAD $30 per share in cash, or approximately CAD $2.0 billion (approximately $1.9 billion based on September 30, 2008 exchange rates). Prior to this agreement, Rothmans’ sole holding was a 60% interest in Rothmans, Benson & Hedges Inc., or RBH. The remaining 40% interest in RBH was owned by us. As of September 30, 2008, we acquired approximately 93.8% of the outstanding common shares of Rothmans through the public tender offer, which ended on September 30, 2008, for a cost of approximately $1.8 billion. We completed the purchase of the remaining Rothmans shares in October 2008 by compulsory acquisition in accordance with Canadian law. The Rothmans acquisition did not have a significant impact on our results of operations for the third quarter or nine months ended September 30, 2008.

In June 2008, we acquired the fine cut trademark Interval and certain other trademarks in the other tobacco products category from Imperial Tobacco Group PLC for $407 million. The effect of this acquisition was not material to our consolidated financial position, results of operations or operating cash flows in any of the periods presented.

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

A subsidiary sells products that are exported to Syria in compliance with exemptions under applicable U.S. laws and regulations. Such sales are quantitatively not material, amounting to well below 0.5% of our consolidated annual volume and operating companies income in each of the past three years. We have no employees, operations or assets in Syria. Duty free sales to Syria have been suspended since a Managing Director and shareholder of the sole Syrian duty free customer of our subsidiary’s distributor was placed on the Office of Foreign Assets Control’s Specially Designated Nationals, or SDN, list in February 2008. The customer was placed on the SDN list in July 2008.

In January 2007, a subsidiary received a license from the U.S. Office of Foreign Assets Control to export cigarettes to Iran. We did not record any sales to Iran in 2007. Our subsidiary has received a new license for 2008; however, we do not anticipate any sales to Iran in 2008. We have no employees, operations or assets in Iran.

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

Operating Results – Nine Months Ended September 30, 2008

The following discussion compares operating results within each of our reportable segments for the nine months ended September 30, 2008, with the nine months ended September 30, 2007.

European Union. Net revenues, which include excise taxes billed to customers, increased $3.9 billion or 19.4%. Excluding excise taxes, net revenues increased $1.0 billion or 15.0% to $7.8 billion. This increase was due to favorable currency ($1.0 billion) and net price increases ($270 million), partially offset by lower volume/mix ($278 million).

Operating companies income increased $665 million or 20.4%. This increase was due primarily to favorable currency ($542 million), net price increases ($245 million), lower pre-tax charges for asset impairment and exit costs ($35 million) and lower marketing, administration and research costs ($28 million). These increases were partially offset by lower volume/mix ($230 million).

Our cigarette shipment volume decreased 4.1% due mainly to a lower European Union market. The total cigarette market in the European Union declined by 3.4% during the first nine months of 2008, driven by the build-up of trade inventories in the Czech Republic in the fourth quarter of 2007 in anticipation of the January 2008 excise tax increase, the implementation of indoor public smoking restrictions, notably in France, Germany, Portugal and the United Kingdom and the negative impact of tax-driven pricing, primarily in Poland. Our market share in the European Union was down 0.2 share points to 39.1% as market share gains in many key markets, including Belgium, Germany, Greece and Netherlands, were more than offset by share declines in France, Poland, Portugal, Sweden and Switzerland.

In France, the total cigarette market was down 3.1% for the first nine months of 2008, reflecting the impact of the August 2007 price increase as well as the expansion of public smoking restrictions in January 2008. Our shipments were down 8.9% and market share decreased 2.1 share points to 40.8%, mainly reflecting a lower share for Marlboro following its passage of the round 5.00 Euros per pack price point in August 2007.

In Germany, total cigarette industry shipments were down 2.5%, due primarily to the impact of public smoking restrictions. Our shipments were down 2.7%; however, our market share reached a level of 36.4%, up 0.3 share points, driven by strong L&M momentum.

In Italy, the total market was down 0.6%, primarily reflecting the impact of 2008 price increases. While our shipments declined 2.4%, market share was essentially flat at 54.6%.

In Poland, the total cigarette market was down 7.3%, reflecting the impact of 2007 and 2008 price increases driven by European Union tax harmonization and consumer down-trading to other tobacco products. Our shipments declined 11.3%, and market share declined 1.5 share points to 38.0%, reflecting the continued erosion of the 70mm segment and consumer down-trading to lower-priced competitive brands. Marlboro share was stable at 8.4%.

In Spain, the total market was up by 1.6%, including the favorable impact of a lower January 2007 market due to trade inventory movements at the end of 2006. Our shipments grew 1.4%, reflecting higher in-market sales and the timing of shipments. Our market share was down 0.1 share points to 31.9%.

Eastern Europe, Middle East and Africa. Net revenues, which include excise taxes billed to customers, increased $2.4 billion or 25.8%. Excluding excise taxes, net revenues increased $1.0 billion or 21.0% to $5.9 billion. This increase was due to favorable currency ($419 million), net price increases ($357 million) and higher volume/mix ($244 million).

Operating companies income increased $640 million or 33.5%. This increase was due primarily to net price increases ($344 million), higher volume/mix ($169 million) and favorable currency ($135 million).

Our cigarette shipment volume increased 3.7%, driven by gains in most major markets.

In Russia, our shipment volume was up 8.0%, benefiting from consumer up-trading and favorable distributor inventory movement. Our market share was up 0.2 points to 26.8% with our higher-priced brands Marlboro, Parliament, Virginia Slims, Muratti and Chesterfield all registering share gains.

In Turkey, our shipment volume was up 2.2%. An improved product mix, double-digit growth of the premium brand portfolio, Parliament, Marlboro and the launch of Virginia Slims in the first quarter offset the decline of lower-margin brands. Total market share of 40.2% declined 0.3 share points, but has exhibited sequential improvement in recent months.

In Ukraine, our shipment volume was up 7.2%. Our market share rose 1.4 share points to 35.2% on share gains by our higher-margin brands Marlboro, Parliament and Chesterfield.

Asia. Net revenues, which include excise taxes billed to customers, increased $1.1 billion or 13.5%. Excluding excise taxes, net revenues increased $475 million or 11.1% to $4.8 billion. This increase was due to favorable currency ($207 million), net price increases ($128 million), the Lakson Tobacco acquisition ($46 million) and higher volume/mix ($94 million).

Operating companies income increased $253 million or 17.9%. This increase was due primarily to net price increases ($90 million), higher volume/mix ($65 million), favorable currency ($57 million) and lower marketing, administration and research costs ($29 million, including $30 million of pre-tax charges in 2007 for a distributor termination in Indonesia).

Our cigarette shipment volume increased 5.7%. This increase reflects the Lakson Tobacco acquisition volume in Pakistan and gains in Indonesia and Korea, partially offset by a decline in Japan. Excluding this acquisition, our volume in Asia was up 2.6%.

In Indonesia, our shipment volume rose 11.1% versus the same period last year. Marlboro volume was up 18.3%, helped by the new Marlboro Mix 9 kretek brand which has been rolled-out nationally at the end of March 2008. In support of the growing A Mild brand family, A Volution, the first super slims kretek in the Indonesian market, was launched in February 2008.

In Japan, the total cigarette market declined 3.7%. Our shipments were down 6.0%, primarily due to total market and market share declines and a stock optimization at our distributor. Our market share declined 0.5 share points to 23.9%, mainly due to Lark and Philip Morris. However, Lark has more recently exhibited signs of share stability due to the performance of Lark Menthol X, which was launched in February, and Lark Classic, which continues to show encouraging results following its initial launch in April in East Japan. Marlboro share remained stable at 9.9% reflecting the August launch of Marlboro Black Menthol, an innovative product in the growing menthol segment.

In Korea, the total market was up 3.5% for the first nine months of 2008. Our shipment volume rose 24.3%, reflecting a strong market share performance. Our market share was up 2.0 share points to 11.7%, driven by share gains from Parliament, Marlboro and Virginia Slims.

Latin America & Canada. Net revenues, which include excise taxes billed to customers, increased $783 million or 21.5%. Excluding excise taxes, net revenues increased $187 million or 13.2% to $1.6 billion. This increase was due primarily to net price increases ($90 million) and favorable currency ($80 million).

Operating companies income decreased $48 million or 14.4%. This decrease was due primarily to the 2008 charge related to the RBH legal settlement ($124 million), the 2008 charge related to a previous distribution agreement in Canada ($61 million) and higher marketing expenses, partially offset by net price increases ($57 million), the impact of acquisitions ($40 million), higher volume/mix ($33 million), lower pre-tax charges for asset impairment and exit costs ($15 million) and favorable currency ($15 million).

Cigarette shipment volume of 70.9 billion units increased by 9.5%, reflecting higher shipments in Argentina, driven by strong share growth, and the inclusion of acquisition volume in Mexico and Canada. Excluding acquisition volume in Mexico and Canada, shipments increased 2.3%.

In Argentina, the total cigarette market grew 6.3% for the first nine months of 2008. Our cigarette shipment volume increased 9.3% and share increased 2.0 share points to 70.6%, driven by Marlboro, up 1.5 share points and Philip Morris, up 1.5 share points.

In Mexico, the total cigarette market declined 1.8% for the first nine months of 2008. Our cigarette shipment volume increased significantly and share increased 3.5 share points to 67.5%, driven by Marlboro, up 1.2 share points and Delicados, up 1.2 share points.

In Colombia, our cigarette shipment volume decreased 10.5%, due primarily to inventory movements, a lower market and a lower share reflecting intense price competition.

Operating Results – Three Months Ended September 30, 2008

The following discussion compares operating results within each of our reportable segments for the three months ended September 30, 2008, with the three months ended September 30, 2007.

European Union. Net revenues, which include excise taxes billed to customers, increased $1.6 billion or 23.7%. Excluding excise taxes, net revenues increased $393 million or 17.3% to $2.7 billion. This increase was due to favorable currency ($352 million) and net price increases ($89 million), partially offset by lower volume/mix ($62 million).

Operating companies income increased $174 million or 15.1%. This increase was due primarily to favorable currency ($154 million) and net price increases ($64 million), partially offset by lower volume/mix ($52 million).

Our cigarette shipment volume declined by 2.1%, reflecting a lower total market as well as unfavorable distributor inventory movements in Italy and the timing of shipments in Spain. The total cigarette market in the European Union declined by 1.2% in the third quarter, driven by the impact of tax-driven pricing in Poland and unfavorable trade inventory movements in the Czech Republic. Our market share in the European Union was essentially flat at 39.1%.

In France, the total cigarette market was up 0.7% for the third quarter of 2008, reflecting a favorable comparison with the same quarter last year following the August 2007 price increase of 0.30 Euros per pack. Our shipments were down 3.3% and market share decreased 1.4 share points to 40.6%.

In Germany, total cigarette industry shipments were up 1.4%, reflecting the impact of competitor trade inventories and an additional selling day in the quarter. Adjusted for these distortions, the total cigarette market is estimated to have declined by approximately 0.8%, reflecting a diminished impact of indoor public smoking bans during the summer period. Our shipments were up 1.8% and market share, adjusted for trade inventory distortions, is estimated to have reached a level of 36.6%, up 0.4 share points, reflecting the continued strong momentum of L&M, up 1.7 points versus the third quarter 2007.

In Italy, the total market was down 0.4%, reflecting the impact of 2008 price increases, and trade inventory distortions from the second quarter. Our shipments declined 4.6%, reflecting distributor inventory adjustments, and market share was down 0.3 points. Marlboro’s share was down 0.2 points versus the third quarter 2007.

In Poland, the total cigarette market was down 6.5%, reflecting the impact of the 2007 and 2008 price increases driven by European Union tax harmonization. Our shipments declined 8.9% and market share declined 1.0 point to 37.0%, reflecting lower shares for Marlboro and L&M, impacted by price gaps with competitive brands that temporarily widened following the tax-driven price increases during the quarter. These price gaps subsequently closed following competitive brand price increases at the end of the quarter.

In Spain, the total market was up 0.7%. Our shipments declined 3.0%, mainly reflecting the timing of shipments in the third quarter. Market share was down 0.4 share points to 32.3%.

Eastern Europe, Middle East and Africa. Net revenues, which include excise taxes billed to customers, increased $851 million or 25.7%. Excluding excise taxes, net revenues increased $403 million or 23.6% to $2.1 billion. This increase was due to favorable currency ($148 million), net price increases ($132 million) and higher volume/mix ($123 million).

Operating companies income increased $236 million or 33.2%. This increase was due primarily to net price increases ($129 million), higher volume/mix ($82 million) and favorable currency ($55 million), partially offset by higher marketing, administration and research costs ($32 million).

Our cigarette shipment volume increased 5.0%, driven by gains in Egypt, Russia, Turkey and Ukraine.

In Egypt, our shipment volume was up 17.2%, reflecting gains from all of our brands. Our market share increased 2.8 share points to 15.7%, with Marlboro and L&M up 0.6 and 1.7 share points, respectively.

In Russia, our shipment volume was up 8.0%, benefiting from continued up-trading to our higher-priced brands. Our market share was up 0.4 points, with premium-priced Marlboro and Parliament, and the mid-priced Chesterfield, all registering share gains. Our premium portfolio increased market share by 0.4 share points in the quarter.

In Turkey, our shipment volume was up 3.4%, fueled by an improved product mix, with double-digit growth of the premium brand portfolio, comprised of Parliament, Marlboro and Virginia Slims, which was launched in the first quarter, partly offset by the decline of lower-margin brands. Total market share of 40.8% was up 0.5 points, driven by the strong performance of Parliament.

In Ukraine, our shipment volume was up 10.6% and market share rose 1.3 share points to 35.5%, reflecting share gains by our higher-margin brands Marlboro, Parliament and Chesterfield.

Asia. Net revenues, which include excise taxes billed to customers, increased $374 million or 13.3%. Excluding excise taxes, net revenues increased $168 million or 11.7% to $1.6 billion. This increase was due to net price increases ($58 million), favorable currency ($55 million) and higher volume/mix ($55 million).

Operating companies income increased $44 million or 8.6%. This increase was due primarily to net price increases ($48 million) and higher volume/mix ($32 million), partially offset by higher marketing, administration and research costs ($44 million).

Our shipment volume increased 5.6%, due to gains in Indonesia, Korea, Pakistan and the Philippines, partially offset by a decline in Japan.

In Indonesia, our shipment volume rose 13.0%, reflecting gains from Marlboro, up 12.8%, and A Mild, up 24.2%, and the timing of trade purchases ahead of the religious holiday of Ramadan. Marlboro’s volume growth has been reinvigorated by the launch of Marlboro Mix 9 kretek brand. The A Mild brand family continued to perform strongly, helped by the successful launch of A Volution, the first super slims kretek in the Indonesian market. Our market share reached 29.6%, up 0.4 points.

In Japan, the total cigarette market declined 5.7%. However, adjusting for the impact of the completed implementation of vending machine age verification and resultant trade inventory movements, the total market is estimated to have declined by 3.8% in the quarter. Our shipments were down 7.1%, primarily reflecting the lower total market and market share performance. Our market share declined 0.3 share points to 24.0%. Marlboro share for the quarter was up slightly at 10.2%, driven by the August launch of Marlboro Black Menthol, an innovative product in the growing menthol segment. Lark’s share was stable in the third quarter. Recent share stabilization of the Lark family has been driven by the successful launch of Lark Menthol X, in February, and of Lark Classic, which continues to show encouraging results following its initial launch in April in certain parts of Japan.

In Korea, the total market was up 3.9% for the third quarter of 2008 and our shipment volume increased 28.1%, driven by market share increases. Our market share reached 12.2%, up 2.3 share points, due to the continued strong performance of Parliament, up 1.4 share points, and gains from Marlboro, up 0.7 points, and Virginia Slims.

Latin America & Canada. Net revenues, which include excise taxes billed to customers, increased $289 million or 22.7%. Excluding excise taxes, net revenues increased $73 million or 14.9% to $563 million. This increase was due primarily to favorable currency ($35 million), net price increases ($26 million) and higher volume/mix ($12 million).

Operating companies income decreased $33 million or 23.1%. This decrease was due primarily to the 2008 charge related to a previous distribution agreement in Canada ($61 million) and higher marketing expenses, partially offset by net price increases ($18 million), higher volume/mix ($17 million) and the impact of acquisitions ($14 million).

Cigarette shipment volume increased 15.0%, reflecting higher shipments and share in Argentina and Brazil, the inclusion of the acquired local trademarks in Mexico, and the impact of our acquisition in Canada. Excluding acquisition volume in Mexico and Canada, shipments increased 6.5%.

In Argentina, the total cigarette market grew 6.9% for the third quarter of 2008. Our cigarette shipment volume increased 8.9% and share increased 1.3 share points to 70.8%, driven by Marlboro, up 1.5 share points and the Philip Morris brand, up 1.4 share points.

In Mexico, the total cigarette market was down 4.8% in the third quarter of 2008, reflecting the impact of price increases in October 2007 and related trade inventory movements, and tax-driven price increases in January 2008. However, our cigarette shipment volume, including the acquired brands, rose significantly and share increased 3.0 share points to 68.5%, led by Benson & Hedges, up 0.6 share points and Delicados, up 1.6 share points. The share of Marlboro, the market leader, was 48.7%, up 0.1 share points.

Financial Review

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $7.2 billion during the first nine months of 2008 increased $1.9 billion over the comparable 2007 period. The increase in cash provided by operating activities was due primarily to higher net earnings ($1.2 billion, excluding non-cash income and expense amounts) and a lower use of cash to fund working capital ($784 million).

The change in working capital was due primarily to lower receivables (due primarily to higher cash collections in 2008 following high trade purchases in anticipation of January 2008 excise-tax driven price changes) and lower finished product inventory levels, partially offset by higher federal income tax payments in 2008.

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

Net cash used in investing activities of $2.9 billion during the first nine months of 2008 increased $1.7 billion from the comparable 2007 period primarily reflecting the acquisition of Rothmans in the third quarter of 2008 and higher capital expenditures.

As further discussed in Note 8. Acquisitions, on July 31, 2008, we announced that we had entered an agreement with Rothmans, which is located in Canada, to purchase, by way of a tender offer, all of the outstanding common shares of Rothmans for CAD $30 per share in cash, or approximately CAD $2.0 billion (approximately $1.9 billion based on September 30, 2008 exchange rates). As of September 30, 2008, we acquired approximately 93.8% of the outstanding common shares of Rothmans through the public tender offer, which ended on September 30, 2008, for a cost of approximately $1.8 billion. We completed the purchase of the remaining Rothmans shares in October 2008 by compulsory acquisition in accordance with Canadian law.

In June 2008, we acquired the fine cut trademark Interval and certain other trademarks in the other tobacco products category from Imperial Tobacco Group PLC for $407 million. The cost of this acquisition is reflected in other investing activities in the condensed consolidated statement of cash flows for the nine months ended September 30, 2008.

During the first quarter of 2007, we acquired an additional 50.2% stake in a Pakistan cigarette manufacturer, Lakson Tobacco, and completed a mandatory tender offer for the remaining shares, which increased our total ownership interest in Lakson Tobacco from 40% to approximately 98%, for $388 million.

Net Cash Used in Financing Activities

During the first nine months of 2008, net cash used in financing activities was $3.2 billion, compared with net cash used in financing activities of $2.8 billion during the first nine months of 2007. The increase in cash used in financing activities was due primarily to the repayment of debt in 2008, repurchases of our common stock and higher dividends paid to Altria and dividends paid to our public shareholders, partially offset by the proceeds from debt offerings in 2008.

In May 2008, we issued $6.0 billion of senior unsecured notes under our shelf registration statement. The net proceeds from the sale of the securities ($5,950 million) are being used to meet our working capital requirements, repurchase our common stock, refinance debt or for general corporate purposes. In addition, in August 2008, we issued Euro 1.75 billion of senior unsecured notes under our shelf registration statement. The net proceeds from the sale of the securities of approximately Euro 1,739 million (approximately $2,520 million) are being used for general corporate purposes, including the repayment of outstanding borrowings under our term loan facility and to partially fund the acquisition of all outstanding common shares of Rothmans. For further details on these debt offerings, see Note 13. Long-Term Debt to our condensed consolidated financial statements.

In September 2008, we issued CHF 500 million (approximately $465 million) of 4.0% bonds, due in September 2012. The net proceeds from the bonds are being used for general corporate purposes. For further details on this debt offering, see Note 13. Long-Term Debt to our condensed consolidated financial statements.

On May 1, 2008, we began a $13.0 billion two-year share repurchase program. Since May 2008, we have repurchased 86.2 million shares of our common stock at a cost of $4.5 billion.

In the first quarter of 2008, we paid an additional $900 million in special dividends to Altria in anticipation of the Spin-off. The increase in amounts received from Altria was due primarily to cash received in 2008 for employee related costs and the transfer of pension, postretirement and other liabilities associated with the Spin-off.

Dividends paid to public shareholders in the first nine months of 2008 were $956 million, which represented the July 2008 payment on our inaugural quarterly dividend of $0.46 per common share declared in the second quarter of 2008.

Debt and Liquidity

We define Cash and Cash equivalents as short-term, highly liquid investments, readily convertible to known amounts of cash which mature within three months and have an insignificant risk of change in value due to interest rate or credit risk changes. Accordingly, as a policy, we do not hold any investments in structured or equity-linked products. Our Cash and Cash equivalents are predominantly held in short-term bank deposits with institutions having a long-term rating of A or better and a short-term rating of A-1/P-1.

Credit Ratings – At September 30, 2008, our debt ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook

Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Stable
Fitch	F1	A+	Negative

Credit Lines – At September 30, 2008, our committed credit lines and the related activity were as follows (in billions of dollars):

	September 30, 2008
Type	Credit Lines	Amounts Related to Lehman	Amount Drawn	Commercial Paper Outstanding	Lines Available

Euro 1.0 billion, 364-day term loan, expiring November 6, 2008	$1.4	$-	$(1.4)	$-	$-
$1.0 billion, 3-year revolving credit, expiring December 4, 2010	1.0	(0.1)			0.9
$3.0 billion, 5-year revolving credit, expiring December 4, 2012	3.0	(0.3)			2.7
Euro 2.0 billion, 5-year revolving credit, expiring May 12, 2010	2.9	(0.1)			2.8

	$8.3	$(0.5)	$(1.4)	$-	$6.4

Lehman Brothers Holdings Inc., or Lehman, and certain of its subsidiaries were credit providers under the December 4, 2010, December 4, 2012 and May 12, 2010 revolving credit facilities in the total amount of $0.5 billion.

Lehman is also a credit provider under the fully drawn 364-day term loan, expiring November 6, 2008. There is however no credit impact related to Lehman on this facility and the term loan will be repaid in full on the maturity date.

All banks participating in our committed revolving credit facilities are highly rated by the credit rating agencies. We are monitoring the credit quality of our banking group and at this time we are not aware of any other potential non performing credit provider.

The facilities require us to maintain a ratio of earnings before interest, taxes, depreciation and amortization, or EBITDA, to interest of not less than 3.5 to 1.0 on a rolling twelve month basis. At September 30, 2008, our ratio calculated in accordance with the agreements was 28.3 to 1.0. These facilities can be used to support the issuance of commercial paper in Europe and the United States. The multi-year facilities enable us to reclassify short-term debt to long-term debt.

We expect to continue to meet our covenants. These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require us to post collateral.

In addition to the above, certain of our subsidiaries maintain credit lines to meet their respective working capital needs. These credit lines are for the sole use of these businesses. Borrowings on these lines amounted to $407 million at September 30, 2008 and $638 million at December 31, 2007.

Commercial Paper Facilities – We have two $6 billion commercial paper programs in place, with one in the U.S. and one in Europe. While we had no commercial paper debt outstanding as of September 30, 2008, our recent issuances subsequent to September 30, 2008 have shown that our A-1/P-1/F1 ratings have allowed us to maintain full access to the Tier-1 commercial paper market at competitive rates despite the current market turmoil.

The $6.4 billion of committed revolving credit facilities, which excludes amounts provided by Lehman, are more than adequate to back our commercial paper issuance needs. In addition, we expect to be eligible for the issuance of up to $2.5 billion in commercial paper under the recently announced Commercial Paper Funding Facility provided through the Federal Reserve Bank of New York. The existence of these facilities, coupled with our operating cash flows, will enable us to meet our liquidity requirements.

Debt – Our total debt was $11.1 billion at September 30, 2008 and $6.3 billion at December 31, 2007. The ratio of total debt to equity was 0.96 at September 30, 2008 and 0.41 at December 31, 2007.

On April 25, 2008, we filed a shelf registration statement with the Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities during the next three years. The total debt that can be issued under this registration statement is subject to approval by our Board of Directors.

As previously noted, during the first nine months of 2008, we issued approximately $9.0 billion in new debt.

Guarantees – As discussed in Note 11 to our condensed consolidated financial statements, at September 30, 2008, our third-party guarantees, which are primarily related to excise taxes, were $48 million, of which $44 million have no specific expiration dates. The remainder expire through 2012 with no guarantees expiring through September 30, 2009. We are required to perform under these guarantees in the event that a third party fails to make contractual payments. We do not have a liability on our condensed consolidated balance sheet at September 30, 2008, as the fair value of these guarantees is insignificant since the probability of future payment under these guarantees is remote.

Under the terms of the Distribution Agreement between Altria and us, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. We will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by us or contract manufactured for us by PM USA, and PM USA will indemnify us for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for us. We do not have a liability recorded on our balance sheet at September 30, 2008, as the fair value of this indemnification is insignificant since the probability of future payments under this indemnification is remote.

At September 30, 2008, we are also contingently liable for $3.7 billion of guarantees related to our own performance, consisting of the following:

—

$3.5 billion of guarantees of excise tax and import duties related primarily to the shipment of our products. In these agreements, a financial institution provides a guarantee of tax payments to the respective government agency. We then issue guarantees to the respective financial institution for the payment of the taxes. These are revolving facilities that are integral to the shipment of our products, and the underlying taxes payable are recorded on our condensed consolidated balance sheet.

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

On May 1, 2008, we began a $13.0 billion two-year share repurchase program. Since May 2008, we have repurchased 86.2 million shares of our common stock at a cost of $4.5 billion. During the third quarter of 2008, we repurchased 44.8 million shares of our common stock at a cost of $2.4 billion.

As part of the Spin-off, we paid Altria $4.0 billion in special dividends in addition to our normal dividends to Altria. We paid $3.1 billion of these special dividends in 2007 and the remaining $900 million in the first quarter of 2008.

Dividends paid to public shareholders in the first nine months of 2008 were $956 million, which represented the July 2008 payment at our inaugural quarterly dividend rate of $0.46 per common share declared in the second quarter of 2008. During the third quarter of 2008, our Board of Directors approved a 17.4% increase in the quarterly dividend to $0.54 per common share. As a result, the present annualized dividend rate is $2.16 per common share.

Market Risk

Counterparty risk – We predominantly work with financial institutions with strong short and long-term credit ratings as assigned by Standard & Poor’s and Moody’s. These banks are also part of a defined group of relationship banks. Non-investment grade institutions are only used in certain emerging markets to the extent required by local business. We have a conservative approach when it comes to choosing financial counterparties and financial instruments. As such we do not invest or hold our investment in any structured or equity-linked products. The majority of our cash and cash equivalents are currently invested in bank deposits maturing within less than 30 days.

We continuously monitor and assess the credit worthiness of all our counterparties.

Derivative financial instruments – We operate globally, with manufacturing and sales facilities in various locations throughout the world. Consequently, we use financial instruments to manage our foreign currency exposures. We use derivative financial instruments principally to reduce our exposure to foreign exchange risk by creating offsetting exposures. We are not a party to leveraged derivatives and, by policy, do not use derivative financial instruments for speculative purposes.

Hedging activity affected our accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Loss at beginning of period	$(10)	$-	$(121)	$(5)
Derivative losses transferred to earnings	57	3	6	2
Change in fair value	(98)		64	6

(Loss) gain as of September 30	$(51)	$3	$(51)	$3

See Note 7 and Note 14 to our condensed consolidated financial statements for a discussion on our adoption of SFAS No. 157, “Fair Value Measurements” and disclosures related to the fair value of derivative financial instruments.

Foreign exchange rates – We are exposed to foreign currency exchange movements, primarily in the Euro, Indonesian rupiah, Japanese yen, Mexican peso, Russian ruble, Swiss franc and Turkish lira. Consequently, we enter into contracts that change in value as foreign exchange rates change, to preserve the value of commitments and anticipated transactions. We use forward exchange contracts, foreign currency swaps and foreign currency options to hedge certain transaction exposures and anticipated foreign currency cash flows. The aggregate notional value of these contracts was $10.3 billion at September 30, 2008 and $6.9 billion at December 31, 2007. A portion of our foreign currency swaps, while effective as economic hedges, do not qualify for hedge accounting and therefore the unrealized gains (losses) relating to these contracts are reported in our consolidated statement of earnings. For the nine months and three months ended September 30, 2008, the gain (loss) with regard to the contracts that do not qualify for hedge accounting were largely offset by the gain (loss) generated by the underlying asset or liability.

We designate certain foreign denominated forwards as net investment hedges of foreign operations. During the nine months ended September 30, 2008, these hedges of net investments resulted in gains of $30 million, net of income taxes. These gains were reported as a component of accumulated other comprehensive earnings (losses) within currency translation adjustments.

New Accounting Standards

See Note 7, Note 14 and Note 16 to our condensed consolidated financial statements for a discussion of new accounting standards.

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

—	the levying of substantial and increasing tax and duty charges;

—	restrictions or bans on advertising, marketing and sponsorship;

—	the display of larger health warnings, graphic health warnings and other labeling requirements;

—	restrictions on packaging design, including the use of colors and generic packaging;

—	restrictions or bans on the display of tobacco product packaging at the point of sale, and restrictions or bans on cigarette vending machines;

—	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents levels;

—	requirements regarding testing, disclosure and use of tobacco product ingredients;

—	increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;

—	elimination of duty free allowances for travelers; and

—	encouraging litigation against tobacco companies.

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

We may be unable to anticipate changes in consumer preferences or to respond to consumer behavior influenced by economic downturns.

Our tobacco business is subject to changes in consumer preferences, which may be influenced by local economic conditions. To be successful, we must:

—	promote brand equity successfully;

—	anticipate and respond to new consumer trends;

—	develop new products and markets and broaden brand portfolios;

—	improve productivity; and

—	be able to protect or enhance margins through price increases.

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

The repatriation of our foreign earnings and change in the earnings mix may increase our effective tax rate.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Our share repurchase activity for each of the three months ended September 30, 2008 was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2008 – July 31, 2008 (1)	9,420,414	$52.05	50,814,743	$10,378,837,450

August 1, 2008 – August 31, 2008 (1)	13,601,814	$54.80	64,416,557	$ 9,633,410,135

September 1, 2008 – September 30, 2008 (1)	21,740,378	$52.66	86,156,935	$ 8,488,477,699

Pursuant to Publicly Announced Plans or Programs	44,762,606	$53.18

July 1, 2008 – July 31, 2008 (3)	69	$52.57

August 1, 2008 – August 31, 2008 (3)	4,592	$54.06

September 1, 2008 – September 30, 2008 (3)	144	$54.06

For the Quarter Ended September 30, 2008	44,767,411	$53.18

(1)	We adopted a $13.0 billion two-year share repurchase program that began on May 1, 2008. These share repurchases have been made pursuant to this program.
(2)	Aggregate number of shares repurchased under the share repurchase program as of the end of the period presented.
(3)

Shares repurchased represent shares tendered to PMI by employees who vested in restricted stock and rights, or exercised stock options, and used shares to pay all, or a portion of, the related taxes and/or option exercise price.

Item 6.	Exhibits.

10.1

Support Agreement, dated as of July 31, 2008, between Rothmans Inc., Philip Morris International Inc. and Latin America and Canada Holdings Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on July 31, 2008).

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

November 7, 2008