Form 10-K
period 2008-12-31
Philip Morris International Inc.
filed 2009-02-26
CIK 1413329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-33708

PHILIP MORRIS INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Virginia	13-3435103
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

917-663-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☑  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑*  No  ☐

*The	registrant became subject to the Securities Exchange Act of 1934 on March 7, 2008.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No   ☑

As of June 30, 2008 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $102 billion based on the closing sale price of the common stock as reported on the New York Stock Exchange.

Class	Outstanding at January 30, 2009
Common Stock, no par value	2,003,949,893 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant’s annual report to shareholders for the year ended December 31, 2008 (the “2008 Annual Report”)	Parts I, II, and IV

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders to be held on May 5, 2009, to be filed with the Securities and Exchange Commission (“SEC”) on or about March 26, 2009	Part III

In this report, “PMI,” “we,” “us” and “our” refers to Philip Morris International Inc. and subsidiaries.

PART I

Item 1.	Business.

(a) General Development of Business

General

Philip Morris International Inc. is a Virginia holding company incorporated in 1987. Our subsidiaries and affiliates and their licensees are engaged in the manufacture and sale of cigarettes and other tobacco products in markets outside of the United States of America. Our products are sold in approximately 160 countries and, in many of these countries, they hold the number one or number two market share position. We have a wide range of premium, mid-price and low-price brands. Our portfolio comprises both international and local brands.

Our portfolio of international and local brands is led by Marlboro, the world’s best selling international cigarette, which accounted for approximately 36% of our total 2008 shipment volume. Marlboro is complemented in the premium price category by Merit, Parliament and Virginia Slims. Our leading mid-price brands are L&M and Chesterfield. Our leading brands in the profitable low-price segment include Bond Street, Lark, Muratti, Next, Philip Morris and Red & White.

We also own a number of important local brands, such as A Mild, Dji Sam Soe and A Hijau in Indonesia, Diana in Italy, Optima and Apollo-Soyuz in Russia, Morven Gold in Pakistan, Boston in Colombia, Belmont, Canadian Classics and Number 7 in Canada, Best and Classic in Serbia, f6 in Germany, Delicados in Mexico, Assos in Greece and Petra in the Czech Republic and Slovakia. While there are a number of markets where local brands remain important, international brands are expanding their share in numerous markets. With international brands contributing approximately 75% of our shipment volume in 2008, we are well positioned to continue to benefit from this trend.

Separation from Altria Group, Inc.

Prior to March 28, 2008, we were a wholly-owned subsidiary of Altria Group, Inc. (“Altria”). On January 30, 2008, the Altria Board of Directors announced Altria’s plans to spin off all of its interest in PMI to Altria’s stockholders in a tax-free transaction pursuant to Section 355 of the U.S. Internal Revenue Code. The distribution of all of our shares owned by Altria (the “Spin-off”), was made on March 28, 2008 (the “Distribution Date”), to stockholders of record as of the close of business on March 19, 2008 (the “Record Date”). Altria distributed one share of our common stock for each share of Altria common stock outstanding on the Record Date.

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

As stipulated by the Employee Matters Agreement between PMI and Altria (described below), the exercise price of each option was set to reflect the relative market values of PMI and Altria shares by allocating the price of Altria common stock before the distribution ($73.83) to PMI shares ($51.44) and Altria shares ($22.39), and then multiplying each of these allocated values by the Option Conversion

Ratio. The Option Conversion Ratio is equal to the exercise price of the Altria option, prior to any adjustment for the distribution, divided by $73.83. As a result, the new PMI option and the adjusted Altria option have an aggregate intrinsic value equal to the intrinsic value of the pre-split Altria option.

Holders of Altria restricted stock or deferred stock awarded prior to January 30, 2008, retained their existing awards and received the same number of shares of our restricted or deferred stock. The restricted stock and deferred stock will not vest until the completion of the original restriction period (typically, three years from the date of the original grant). Recipients of Altria deferred stock awarded on January 30, 2008, who were employed by Altria after the Distribution Date, received additional shares of deferred stock of Altria to preserve the intrinsic value of the award. Recipients of Altria deferred stock awarded on January 30, 2008, who were employed by us after the Distribution Date, received substitute shares of our deferred stock to preserve the intrinsic value of the award.

To the extent that employees of Altria and its remaining subsidiaries received our stock options, Altria reimbursed us in cash for the Black-Scholes fair value of the stock options received. To the extent that our employees held Altria stock options, we reimbursed Altria in cash for the Black-Scholes fair value of the stock options. To the extent that employees of Altria and its remaining subsidiaries received PMI deferred stock, Altria paid us the fair value of the PMI deferred stock less the value of projected forfeitures. To the extent that our employees held Altria restricted stock or deferred stock, we reimbursed Altria in cash for the fair value of the restricted or deferred stock less the value of projected forfeitures and any amounts previously charged to us for the restricted or deferred stock. Based upon the number of Altria stock awards outstanding at the Distribution Date, the net amount of these reimbursements resulted in a payment of $449 million from Altria to us. This reimbursement from Altria is reflected as an increase to our additional paid-in capital on the December 31, 2008 consolidated balance sheet.

On March 28, 2008, we entered into a Transition Services Agreement with Altria Corporate Services, Inc. (“ALCS”), a wholly-owned subsidiary of Altria, pursuant to which ALCS provided select services to us for certain transition periods not to exceed twenty-four months to ensure continuity of activity following the Spin-off. The transition services included, among others, consulting services related to risk management, benefit administration and information technology as well as the transfer of transaction processing (accounts payable and expense reports) for certain Latin American markets.

On March 28, 2008, we entered into an Employee Matters Agreement with Altria. The Employee Matters Agreement governs PMI’s and Altria’s respective obligations with respect to employees, compensation and benefit plans, treatment of holders of Altria stock options, restricted stock and deferred stock with respect to PMI, and cooperation between the companies in the sharing of employee information and maintenance of confidentiality.

On March 28, 2008, we entered into a Tax Sharing Agreement with Altria. The Tax Sharing Agreement generally governs PMI’s and Altria’s respective rights, responsibilities and obligations for pre-distribution periods and for potential taxes on the Spin-off. With respect to any potential taxes resulting from the Spin-off, responsibility for the tax will be allocated to the party that acted (or failed to act) in a manner which resulted in the tax.

Effective as of January 1, 2008, we entered into an Intellectual Property Agreement with Philip Morris USA Inc. (“PM USA”), a wholly-owned subsidiary of Altria. The Intellectual Property Agreement governs the ownership of intellectual property between PMI and PM USA. Information about the Intellectual Property Agreement is set forth under Other Matters – Intellectual Property.

The shares issued as of the Distribution Date equal the number of shares of Altria common stock outstanding on the Record Date. As a result, on the Distribution Date, we had 2,108,901,789 shares of common stock outstanding. The same number of shares is being used to calculate both diluted earnings per share and basic earnings per share for all periods prior to the Distribution Date as no PMI equity awards were outstanding prior to the Distribution Date.

Other:

Manufacturing Optimization Program:

In 2008, we terminated our contract manufacturing arrangement with PM USA. We completed the process of shifting all of our PM USA contract manufactured production, which approximated 57 billion cigarettes annually in 2007, to our facilities in Europe during the fourth quarter of 2008. During the first quarter of 2008, we recorded exit costs of $15 million related to the termination of our manufacturing contract with PM USA. The program generated pre-tax savings of $71 million in 2008 and is expected to provide total pre-tax annual savings of approximately $179 million by 2009.

Asset Impairment and Exit Costs:

Since 2005, we announced plans to streamline various administrative functions and operations. These plans resulted in the announced closure or partial closure of nine production facilities through December 31, 2008, the largest of which is the closure of a factory in Munich, Germany announced in 2006. As a result of these announcements and the Manufacturing Optimization Program discussed above, we recorded pre-tax charges of $84 million, $195 million and $126 million for the years ended December 31, 2008, 2007 and 2006, respectively. The pre-tax charges primarily related to severance costs. The 2006 pre-tax charges included $57 million of costs related to the Munich, Germany factory closure. In 2007, asset impairment and exit costs also included general corporate pre-tax charges of $13 million related to fees associated with the Spin-off. Cash payments related to our exit costs were $99 million, $131 million and $44 million for the years ended December 31, 2008, 2007 and 2006, respectively. Future cash payments for exit costs incurred to date are expected to be approximately $115 million. As of December 31, 2008, the streamlining of these various functions and operations has resulted in the elimination of approximately 3,600 positions. These actions generated pre-tax cost savings beginning in 2005, with cumulative estimated annual cost savings of approximately $295 million through the end of 2008, of which $110 million were incremental savings in 2008.

Source of Funds — Dividends

We are a legal entity separate and distinct from our direct and indirect subsidiaries. Accordingly, our right, and thus the right of our creditors and stockholders, to participate in any distribution of the assets or earnings of any subsidiary is subject to the prior claims of creditors of such subsidiary, except to the extent that claims of our company itself as a creditor may be recognized. As a holding company, our principal sources of funds, including funds to make payment on the debt securities, are from the receipt of dividends and repayment of debt from our subsidiaries. Our principal wholly-owned and majority-owned subsidiaries currently are not limited by long-term debt or other agreements in their ability to pay cash dividends or to make other distributions with respect to their common stock.

(b) Financial Information About Segments

We divide our markets into four geographic regions, which constitute our segments for financial reporting purposes:

•

The European Union (“EU”) Region is headquartered in Lausanne, Switzerland and covers all the EU countries except for Slovenia, Bulgaria and Romania, and also comprises Switzerland, Norway and Iceland, which are linked to the EU through trade agreements.

•

The Eastern Europe, Middle East and Africa (“EEMA”) Region is also headquartered in Lausanne and covers the Balkans (including Slovenia, Bulgaria and Romania), the former Soviet Union (excluding Estonia, Latvia and Lithuania), Mongolia, Turkey, the Middle East and Africa and our international duty free business.

•	The Asia Region is headquartered in Hong Kong and covers all other Asian countries as well as Australia, New Zealand, and the Pacific Islands.

•	The Latin America & Canada Region is headquartered in New York and covers the South American continent, Central America, Mexico, the Caribbean and Canada.

Net revenues and operating companies income* (together with a reconciliation to operating income) attributable to each such segment for each of the last three years are set forth in Note 11. Segment Reporting to our consolidated financial statements (“Note 11”), which is incorporated herein by reference to the 2008 Annual Report. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of our operating results by business segment.

The relative percentages of operating companies income attributable to each reportable segment were as follows:

	2008	2007	2006
European Union	45.4%	46.9%	41.5%
Eastern Europe, Middle East and Africa	29.9	27.2	24.6
Asia	19.7	20.2	21.9
Latin America & Canada	5.0	5.7	12.0

	100.0%	100.0%	100.0%

*	Our management reviews operating companies income to evaluate segment performance and allocate resources. Operating companies income for the segments excludes general corporate expenses and amortization of intangibles. The accounting policies of the segments are the same as those described in Note 2. Summary of Significant Accounting Policies to our consolidated financial statements and are incorporated herein by reference to the 2008 Annual Report.

We use the term net revenues to refer to our operating revenues from the sale of our products, net of sales and promotion incentives. Our net revenues and operating income are affected by various factors, including the volume of products we sell, the price of our products, changes in currency exchange rates and the mix of products we sell. Mix is a term used to refer to the proportionate value of premium price brands to mid-price or low-price brands in any given market (product mix). Mix can also refer to the proportion of volume in more profitable markets versus volume in less profitable markets (geographic mix). We are often required to collect excise taxes from our customers and then remit them to local governments, and, in those circumstances, we include excise taxes as a component of net revenues and as part of our cost of sales. Aside from excise taxes, our cost of sales consists principally of tobacco leaf, non-tobacco raw materials, labor and manufacturing costs.

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

(c) Narrative Description of Business

Our subsidiaries and affiliates and their licensees manufacture, market and sell tobacco products outside the United States.

Our total cigarette shipments increased 2.5% in 2008 to 869.8 billion units. We estimate that international cigarette market shipments were approximately 5.6 trillion units in 2008, a 2.7% increase over 2007. We estimate that our share of the international cigarette market (which is defined as worldwide cigarette volume excluding the United States) was approximately 15.6%, 15.6% and 15.4% in 2008, 2007 and 2006, respectively. Excluding the People’s Republic of China (“PRC”), we estimate that our share of the international cigarette market was approximately 25.8%, 25.2% and 24.6% in 2008, 2007 and 2006, respectively. Shipments of our principal brand, Marlboro, increased 0.2% in 2008, and represented approximately 9.2% of the international cigarette market, excluding PRC, in 2008, 2007 and 2006.

We have a cigarette market share of at least 15%, and, in a number of instances substantially more than 15%, in approximately 90 markets, including Argentina, Australia, Austria, Belgium, Colombia, the Czech Republic, Finland, France, Germany, Greece, Hungary, Indonesia, Italy, Japan, Kazakhstan, Mexico, the Netherlands, the Philippines, Poland, Portugal, Romania, Russia, Saudi Arabia, Serbia, Singapore, Spain, Sweden, Switzerland, Turkey and Ukraine.

Acquisitions

Rothmans Inc.:

On July 31, 2008, we announced that we had entered into an agreement with Rothmans Inc. (“Rothmans”), which is located in Canada, to purchase, by way of a tender offer, all of the outstanding common shares of Rothmans for CAD $30 per share in cash, or approximately CAD $2.0 billion ($1.9 billion based on the exchange rate prevailing at the time of the acquisition). Prior to this agreement, Rothmans’ sole holding was a 60% interest in Rothmans, Benson & Hedges Inc. (“RBH”). The remaining 40% interest in RBH was owned by us. In October 2008, we completed the acquisition of all the Rothmans shares. From January 2008 to September 2008, we recorded equity earnings on our equity interest in RBH. After the completion of the acquisition, Rothmans became a consolidated subsidiary of PMI and, as a result, we recorded all of Rothmans’ earnings during the fourth quarter of 2008. Rothmans contributed $50 million of incremental operating income and $22 million of incremental net earnings during the fourth quarter of 2008.

Mexico:

In November 2007, we acquired an additional 30% interest in our Mexican tobacco business from Grupo Carso, S.A.B. de C.V. (“Grupo Carso”), which increased our ownership interest to 80%, for $1.1 billion. After this transaction was completed, Grupo Carso retained a 20% interest in the business. A director of PMI has an affiliation with Grupo Carso. We also entered into an agreement with Grupo Carso which provides the basis for us to potentially acquire, or for Grupo Carso to potentially sell to us, Grupo Carso’s remaining 20% in the future.

Holdings in the Dominican Republic:

In November 2006, we exchanged our 47.5% interest in E. León Jimenes, C. por. A. (“ELJ”) , which included a 40% indirect interest in ELJ’s beer subsidiary, for 100% ownership of ELJ’s cigarette subsidiary, Industria de Tabaco León Jimenes, S.A. (“ITLJ”), and $427 million of cash. As a result of this transaction, we now own 100% of the cigarette business and no longer hold an interest in ELJ’s beer business. The exchange of our interest in ELJ’s beer subsidiary resulted in a pre-tax gain on sale of $488 million.

Other:

In June 2008, we purchased the fine cut trademark Interval and certain other trademarks in the other tobacco products category (“OTP”) from Imperial Tobacco Group PLC for $407 million.

During the first quarter of 2007, we acquired an additional 58.2% interest in a Pakistan cigarette manufacturer, Lakson Tobacco Company Limited (“Lakson Tobacco”), which increased our total ownership interest in Lakson Tobacco from 40% to approximately 98%, for $388 million.

In the fourth quarter of 2006, we purchased from British American Tobacco the Muratti and Ambassador trademarks in certain markets, as well as the rights to L&M and Chesterfield in Hong Kong, in exchange for the rights to Benson & Hedges in certain African markets and a payment of $115 million.

The effect of these other acquisitions above, in the aggregate, was not material to our consolidated financial position, results of operations or operating cash flows in any of the periods presented.

In February 2009, we entered into an agreement with Swedish Match AB (“SWMA”), to establish an exclusive joint venture to commercialize Swedish style snus and other smoke-free tobacco products worldwide, outside of Scandinavia and the United States. We and SWMA will license exclusively to the joint venture an agreed list of trademarks and intellectual property. The effect of this agreement is not expected to be material to our consolidated financial position, results of operations or operating cash flows.

In February 2009, we purchased the fine cut trademark Petterøes worldwide and other cigarette trademarks sold primarily in Norway and Sweden. The transaction is projected to be modestly accretive to net earnings in 2009. The effect of this acquisition is not expected to be material to our consolidated financial position, results of operations or operating cash flows.

Distribution and Sales

The distribution and sales strategy for our products is tailored to the characteristics of each market, including retailer needs and capabilities, the wholesale infrastructure, our competitive position, costs and the regulatory framework. Our goals are speed, efficiency and widespread availability of our products, while at the same time contributing to the success of our direct and indirect trade partners. The four main types of distribution that we use across the globe are:

•	Direct Sales and Distribution (“DSD”), where we have set up our own distribution directly to retailers.

•	Single independent distributors who are responsible for distribution within a single market.

•	Exclusive Zonified Distribution (“EZD”), where distributors have an exclusive territory within a country to enable them to obtain a suitable return on their investment.

•	Distribution through wholesalers, where we supply either national or regional wholesalers who then service the retail trade.

In many countries we also service key accounts, including gas stations, retail chains and supermarkets, directly.

Our distribution and sales systems are supported by sales forces that in the aggregate total approximately 16,800 worldwide. Our sales forces are well trained, recognized by trade surveys for their professionalism, and have developed a long lasting relationship with the wholesale and retail trade, thus providing us with a superior presence at the point of sale, as evidenced by our leading market share position. In addition, our consumer engagement teams work together with the sales forces to engage adult smokers in promotional activities and to support new product launches.

Our products are advertised and promoted through various media and channels, including, where permitted by law, point of sale communications, brand events, access-controlled websites, print and direct communication to verified adult smokers. Our direct communication with verified adult smokers utilize mail, email and text messaging. Promotional activities include, where permitted by law, competitions, invitation to events, interactive programs, consumer incentive items and price promotions. To support advertising and promotional activities in the markets, we have a dedicated consumer engagement group that develops innovative engagement tools based on the latest technologies and consumer trends.

Competition

We are subject to highly competitive conditions in all aspects of our business. We compete primarily on the basis of product quality, brand recognition, brand loyalty, taste, innovation, packaging, service, marketing, advertising and price. Our competitors include three large international tobacco companies and several regional and local tobacco companies and, in some instances, government-owned tobacco enterprises, principally in China, Egypt, Thailand, Taiwan, Vietnam and Algeria. Industry consolidation and privatizations of governmental enterprises have led to an overall increase in competitive pressures. Some competitors have different profit and volume objectives, and some international competitors are less susceptible to changes in currency exchange rates. We compete predominantly with American type blended cigarettes, such as Marlboro and Chesterfield, which are the most popular across many of our markets. We seek to compete in all profitable price segments.

Procurement and Raw Materials

Our strategy is to procure tobacco and non-tobacco materials through third parties. We believe that this provides us with greater flexibility and is the most cost effective approach.

We purchase tobacco leaf of various grades and styles throughout the world, primarily through independent tobacco dealers. We also contract directly with farmers in several countries including the United States, Argentina, Mexico, Indonesia, Ecuador, Dominican Republic, Poland, Colombia and Portugal.

Our largest sources of supply are:

•	The United States for Virginia (flue-cured) and Burley tobaccos, particularly higher quality varieties for use in leading international brands.

•	Brazil, particularly for Virginia tobaccos but also for Burley.

•	Indonesia, mostly for domestic use in kretek products.

•	Turkey and Greece, mostly for Oriental.

•	Argentina and Malawi, mostly for Burley.

We believe that there is an adequate supply of tobacco in the world markets to satisfy our current and anticipated production requirements.

In addition to tobacco leaf, we purchase a wide variety of other non-tobacco materials from a total of approximately 370 suppliers. Our top 10 suppliers of non-tobacco materials combined represent more than 52% of our total non-tobacco material purchases. The three most significant non-tobacco materials that we purchase are printed paper board used in packaging, acetate tow used in filter making and fine paper used in cigarette manufacturing. In addition, the supply of cloves is of particular importance to our Indonesian business.

Business Environment

Information called for by this Item is hereby incorporated by reference to the paragraphs captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operating Results by Business Segment—Business Environment” on pages 28 to 35 of the 2008 Annual Report and made a part hereof.

Other Matters

Customers

None of our business segments are dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on our consolidated results of operations.

Employees

As of December 31, 2008, we employed approximately 75,600 people worldwide, including employees under temporary contracts and hourly paid part time staff. Our businesses are subject to a number of laws and regulations relating to our relationship with our employees. Generally, these laws and regulations are specific to the location of each business. In addition, in accordance with European Union requirements, we have established a European Works Council composed of management and elected members of our workforce. We believe that our relations with our employees and their representative organizations are excellent.

Executive Officers of the Registrant

The disclosure regarding executive officers is set forth under the heading “Executive Officers as of February 15, 2009” in Item 10 of Part III of this Form 10-K and is incorporated herein by reference.

Research and Development

Our research efforts are directed toward understanding the biochemical and physiological mechanisms of tobacco-related diseases at the functional molecular level. We also seek to understand the structure, threshold and interaction of smoke constituents. This research serves as the cornerstone for our applied research efforts to improve our existing products and to develop products that have the potential to reduce the risk of tobacco-related diseases. Our efforts currently focus on the removal of certain harmful smoke constituents using agronomic practices, smoke generation at lower temperatures, heat generation and transfer, biotechnology and material science. Our principal goals are to:

•

Build the ability to predict disease risk. The ability to develop and assess potentially reduced risk tobacco products requires state of the art analytical capabilities in order to understand disease mechanisms and specifically the complex role of tobacco smoke constituents in the development of tobacco related diseases. The research that we are currently undertaking is intended to enable us to develop a model to predict with a known degree of certainty the risk profiles of potentially reduced risk products. We believe that a critical element to successfully commercialize reduced risk products will be our ability to make scientifically sound and substantiated statements about the potential quantified reduction in health risk delivered by them.

•	Develop innovative reduced risk products. We are relentlessly working on a range of initiatives that may result in commercially viable product proposals.

•

Support and reinforce our conventional product business. We seek to be at the forefront of cigarette and packaging innovation. Significant investments have been made in new product development efforts for conventional products, resulting in a wide range of product enhancements and the launch of innovative new products. Further, with the increase in product regulations, supporting the conventional cigarette business has expanded and is expected to become more complex, requiring additional capacity for analysis and testing in compliance with applicable laws and regulations.

•	Research and develop technology platforms that can potentially lead to the development of alternative uses of tobacco.

The research and development expense for the years ended December 31, 2008, 2007 and 2006 are set forth in Note 13. Additional Information to our financial statements, which is incorporated herein by reference to the 2008 Annual Report.

Intellectual Property

Our trademarks are valuable assets and their protection and their reputation are essential to us. We own the trademark rights to all of our principal brands, including Marlboro, in all countries where we use them. PM USA owns the trademark rights to its brands, including Marlboro, within the United States, its territories and possessions.

In addition, we own more than 1,500 patents worldwide, and our patent portfolio, as a whole, is material to our business; however, no one patent or group of related patents is material to us. We also have proprietary secrets, technology, know-how, processes and other intellectual property rights that are not registered.

Effective as of January 1, 2008, PMI entered into an Intellectual Property Agreement with PM USA. The Intellectual Property Agreement governs the ownership of intellectual property between PMI and PM USA. Ownership of the jointly funded intellectual property has been allocated as follows:

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

The Intellectual Property Agreement contains provisions concerning intellectual property that is independently developed by us or PM USA following the Distribution. For the first two years following the Distribution, if we or PM USA independently develop new intellectual property that satisfies certain conditions and is incorporated into a new product or included in a patent application, the new intellectual property will be subject to the geographic allocation described above. For ten years following the Distribution, independently developed intellectual property may be subject to rights under certain circumstances that would allow either us or PM USA a priority position to obtain the rights to the new intellectual property from the other party, with the price and other terms to be negotiated.

In the event of a dispute between us and PM USA under the Intellectual Property Agreement, we have agreed with PM USA to submit the dispute first, to negotiation between our and PM USA’s senior executives, and then, to binding arbitration.

Seasonality

Our business segments are not significantly affected by seasonality, although in certain markets cigarette consumption trends rise during the summer months due to longer daylight time and tourism.

Environmental Regulation

We are subject to applicable multi-national, national and local environmental laws and regulations in the countries in which we do business. We have specific programs across our business units designed to meet applicable environmental compliance requirements and reduce wastage as well as water and energy consumption. We have developed and implemented a consistent environmental and occupational health and safety (“EHS”) management system, which involves policies, standard practices and procedures at all our manufacturing centers. We also conduct regular safety assessments at our offices, warehouses and car fleet organizations. Furthermore, we have engaged an external certification body to validate the effectiveness of our EHS management system at all our manufacturing centers around the world, in comparison with internationally recognized standards. Our subsidiaries expect to continue to make capital and other expenditures in connection with environmental laws and regulations. Although it is not possible to predict precise levels of environmental-related expenditures, compliance with such laws and regulations, including the payment of any remediation costs and the making of such expenditures, has not had, and is not expected to have, a material adverse effect on our consolidated results of operations, capital expenditures, financial position, earnings or competitive position.

(d) Financial Information About Geographic Areas

The amounts of net revenues and long-lived assets attributable to each of our geographic segments for each of the last three fiscal years are set forth in Note 11.

(e) Available Information

We are required to file with the SEC annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Investors may read and copy any document that we file, including this Annual Report on Form 10-K, at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, from which investors can electronically access our SEC filings.

We make available free of charge on or through our website (www.pmintl.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Investors can access our filings with the SEC by visiting www.pmintl.com.

The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC.

Item	1A. Risk Factors.

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report. Any of the following risks could materially adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this Annual Report.

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

Tax regimes, including excise taxes, sales taxes and import duties, can disproportionately affect the retail price of manufactured cigarettes versus other tobacco products, or disproportionately affect the relative retail price of our manufactured cigarette brands versus cigarette brands manufactured by certain of our competitors. Because our portfolio is weighted toward the premium price manufactured cigarette category, tax regimes based on sales price can place us at a competitive disadvantage in certain markets. As a result, our volume and profitability may be adversely affected in these markets.

Increases in cigarette taxes are expected to continue to have an adverse impact on our sales of cigarettes, due to resulting lower consumption levels, a shift in sales from manufactured cigarettes to other tobacco products and from the premium price to the mid-price or low-price cigarette categories where we may be under-represented, from local sales to legal cross-border purchases of lower price products or to illicit products such as contraband and counterfeit.

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

Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volume in many of our markets, and we expect that such actions will continue to reduce consumption levels. Significant regulatory developments will take place over the next few years in most of our markets, driven principally by the World Health Organization’s Framework Convention on Tobacco Control (“FCTC”). The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. In addition, the FCTC has led to increased efforts by tobacco control advocates and public health organizations to reduce the palatability and appeal of tobacco products to adult smokers. Regulatory initiatives that have been proposed, introduced or enacted include:

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

There is litigation related to tobacco products pending in certain jurisdictions. Damages claimed in some of the tobacco-related litigation are significant and, in certain cases in Brazil, Israel, Nigeria and Canada, range into the billions of dollars. We anticipate that new cases will continue to be filed. The FCTC encourages litigation against tobacco product manufacturers. It is possible that our consolidated results of operations, cash flows or financial position could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. Please see Item 3. Legal Proceedings of this Form 10-K for a discussion of tobacco-related litigation.

We face intense competition and our failure to compete effectively could have a material adverse effect on our profitability and results of operations.

We compete primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising and price. We are subject to highly competitive conditions in all aspects of our business. The competitive environment and our competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors’ introduction of low-price products or innovative products, higher cigarette taxes, higher absolute prices and larger gaps between price categories, and product regulation that diminishes the ability to differentiate tobacco products. Competitors include three large international tobacco companies and several regional and local tobacco companies and, in some instances, government-owned tobacco enterprises, principally in China, Egypt, Thailand, Taiwan, Vietnam and Algeria. Industry consolidation and privatizations of governmental enterprises have led to an overall increase in competitive pressures. Some competitors have different profit and volume objectives and some international competitors are less susceptible to changes in currency exchange rates.

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

Investigations include allegations of contraband shipments of cigarettes, allegations of unlawful pricing activities within certain markets and allegations of false and misleading usage of descriptors such as “lights” and “ultra lights.” We cannot predict the outcome of those investigations or whether additional investigations may be commenced, and it is possible that our business could be materially affected by an unfavorable outcome of pending or future investigations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Results by Business Segment—Business Environment—Governmental Investigations” for a description of governmental investigations to which we are subject.

We may be unsuccessful in our attempts to produce cigarettes with the potential to reduce the risk of smoking-related diseases.

We continue to seek ways to develop commercially viable new product technologies that may reduce the risk of smoking. Our goal is to develop products whose potential for risk reduction can be substantiated and meet adult smokers’ taste expectations. We may not succeed in these efforts. If we do not succeed, but one or more of our competitors do, we may be at a competitive disadvantage. Further, we cannot predict whether regulators will permit the marketing of tobacco products with claims of reduced risk to consumers, which could significantly undermine the commercial viability of these products.

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

Our ability to grow may be limited by our inability to introduce new products, enter new markets or to improve our margins through higher pricing and improvements in our brand and geographic mix.

Our profitability may suffer if we are unable to introduce new products or enter new markets successfully, to raise prices or maintain an acceptable proportion of our sales of higher margin products and sales in higher margin geographies.

We may be unable to expand our portfolio through successful acquisitions.

One element of our growth strategy is to strengthen our brand portfolio and market positions through selective acquisitions. Acquisition opportunities are limited, and acquisitions present risks of failing to achieve efficient and effective integration, strategic objectives and anticipated revenue improvements and cost savings. There is no assurance that we will be able to acquire attractive businesses on favorable terms or that future acquisitions will be accretive to earnings.

Government mandated prices, production control programs, shifts in crops driven by economic conditions and adverse weather patterns may increase the cost or reduce the quality of the tobacco and other agricultural products used to manufacture our products.

As with other agricultural commodities, the price of tobacco leaf and cloves can be influenced by imbalances in supply and demand, and crop quality can be influenced by variations in weather patterns. Tobacco production in certain countries is subject to a variety of controls, including government mandated prices and production control programs. Changes in the patterns of demand for agricultural products could cause farmers to plant less tobacco. Any significant change in tobacco leaf and clove prices, quality and quantity could affect our profitability and our business.

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

Under the tax sharing agreement between Altria and us, we have agreed to indemnify Altria and its affiliates if we take, or fail to take, any action where such action, or failure to act, precludes the Spin-off from qualifying as a tax-free transaction. For a discussion of these restrictions, please see “The Distribution—U.S. Federal Income Tax Consequences of the Distribution,” which is included in our Registration Statement on Form 10.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

As of December 31, 2008, we operated and owned 58 manufacturing facilities, operated two leased manufacturing facilities, one in Korea and one in Mexico, and maintained 23 contract manufacturing relationships with third parties. In addition, we work with 37 third-party operators in Indonesia who manufacture our hand-rolled cigarettes.

PMI Owned Manufacturing Facilities

	EU	EEMA	Asia	Latin America & Canada	TOTAL
Fully integrated	9	8	9	9	35
Make-pack	—	—	6	4	10
Other	3	1	2	7	13

Total	12	9	17	20	58

In 2008, 19 of our facilities each manufactured over 10 billion cigarettes and an additional 8 facilities each produced over 30 billion units. Our largest factories are in Bergen-op-Zoom (Holland), Izhora-St. Petersburg (Russia), Berlin (Germany), Izmir (Turkey), Krakow (Poland), Kharkiv (Ukraine), Tanauan (Philippines), Krasnodar (Russia), Albarraque (Portugal), Sukorejo (Indonesia) and Neuchatel (Switzerland). Our smallest factories are mostly in Latin America, where due to tariff constraints we have established small manufacturing units in individual markets, several of which are make-pack operations. We fully operate newly constructed factories in Greece and Indonesia. We will continue to optimize our manufacturing base, taking into consideration the evolution of trade blocks. We also own a factory in Munich (Germany), which ceased operating in 2008 and therefore is not included in the above table.

The plants and properties owned or leased and operated by our subsidiaries are maintained in good condition and are believed to be suitable and adequate for present needs.

Item 3.	Legal Proceedings.

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

The table below lists the number of tobacco-related cases pending against us and/or our subsidiaries or indemnitees as of February 15, 2009, December 31, 2007 and 2006:

Type of Case	Number of Cases Pending as of February 15, 2009	Number of Cases Pending as of December 31, 2007	Number of Cases Pending as of December 31, 2006
Individual Smoking and Health Cases	125	136	137
Smoking and Health Class Actions	5	3	2
Health Care Cost Recovery Actions	10	8	3
Lights Class Actions	3	2	2
Individual Lights Cases (small claims court)(1)	2,010	2,026	17
Public civil actions	12	9	5

(1)	The 2,010 cases are all pending in small claims courts in Italy where the maximum damage award claimed is approximately one thousand Euros per case.

Since 1995, when the first tobacco-related litigation was filed against a PMI entity, approximately 297 Smoking and Health, Lights and Health Care Cost Recovery cases in which we and/or one of our subsidiaries and indemnitees was a defendant have been dismissed. In addition, eight cases have been decided in favor of plaintiffs. Five of these cases have subsequently reached final resolution in our favor, one has been annulled and returned to the trial court for further proceedings, and two remain on appeal. To date, we have paid total judgments including costs of approximately six thousand Euros. These payments were made in order to appeal three Italian small claims cases, two of which were subsequently reversed on appeal and one of which remains on appeal. To date, no tobacco-related case has been finally resolved in favor of a plaintiff against us, our subsidiaries or indemnitees.

The table below lists the verdicts and post-trial developments in the two pending cases (excluding one individual case on appeal from Italian small claims court) in which verdicts were returned in favor of plaintiffs:

Date	Location of Court/ Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
February 2004	Brazil/ADESF	Class Action	The Civil Court of São Paulo found defendants liable without hearing evidence. The court did not assess moral or actual damages, which were to be assessed in a second phase of the case. The size of the class was not defined in the ruling.	In April 2004, the court clarified its ruling, awarding “moral damages” of R$1,000 (approximately $450) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class still has not been estimated. Defendants appealed to the São Paulo Court of Appeals, and the case, including the execution of the judgment, was stayed pending appeal. On November 12, 2008, the São Paulo Court of Appeals annulled the ruling finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In addition, the defendants have filed a constitutional appeal to the Federal Supreme Court on the basis that the plaintiff did not have standing to bring the lawsuit. This appeal is still pending.

October 2003	Brazil/Da Silva	Individual Smoking and Health	The Court of Appeal of Rio Grande do Sul reversed the trial court ruling in favor of Philip Morris Brasil and awarded plaintiffs R$768,000 (approximately $343,000).	In December 2004, a larger panel of the Court of Appeal of Rio Grande do Sul overturned the adverse decision. Plaintiff has appealed to the Supreme Court. The appeal is pending.

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

As of February 15, 2009, there were a number of smoking and health cases pending against our subsidiaries or indemnitees, as follows:

•

125 cases brought by individual plaintiffs against our subsidiaries (122) or indemnitees (3) in Argentina (43), Australia (2), Brazil (53), Canada (1), Chile (11), Costa Rica (1), Finland (3), Greece (1), Israel (1), Italy (5), Japan (1), the Philippines (1), Poland (1), and Scotland (1), compared with 136 such cases on December 31, 2007, and 137 cases on December 31, 2006; and

•

5 cases brought on behalf of classes of individual plaintiffs against our subsidiaries in Brazil (2), Bulgaria (1) and Canada (2), compared with 3 such cases on December 31, 2007, and 2 such cases on December 31, 2006.

In the individual cases in Finland, in which our indemnitees (our former licensees now known as Amer Sports Corporation and Amerintie 1 Oy) and another member of the industry are defendants. Plaintiffs allege personal injuries as a result of smoking. All three cases were tried together before the District Court of Helsinki. Trial began in March 2008, and concluded in May 2008. In October 2008, the District Court issued decisions in favor of defendants in all three cases. Plaintiffs have filed appeals.

In the first class action pending in Brazil, The Smoker Health Defense Association (ADESF) v. Souza Cruz, S.A. and Philip Morris Marketing, S.A., Nineteenth Lower Civil Court of the Central Courts of the Judiciary District of São Paulo, Brazil, filed July 25, 1995, our subsidiary and another member of the industry are defendants. The plaintiff, a consumer organization, is seeking damages for smokers and former smokers, and injunctive relief. In February 2004, the trial court found defendants liable without hearing evidence. The court did not assess moral or actual damages, which were to be assessed in a second phase of the case. The size of the class was not defined in the ruling. In April 2004, the court clarified its ruling, awarding “moral damages” of R$1,000 (approximately $450) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class still has not been estimated. Defendants appealed to the São Paulo Court of Appeals, and the case, including the execution of the judgment, was stayed pending appeal. In November 2008, the São Paulo Court of Appeals annulled the ruling finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In addition, the defendants have filed a constitutional appeal to the Federal Supreme Court on the basis that the consumer association did not have standing to bring the lawsuit. This appeal is still pending.

In the second class action pending in Brazil, Public Prosecutor of São Paulo v. Philip Morris Brasil Industria e Comercio Ltda, Civil Court of the City of São Paulo, Brazil, filed August 6, 2007, our subsidiary is a defendant. The plaintiff, the Public Prosecutor of the State of São Paulo, is seeking (1) unspecified damages on behalf of all smokers nationwide, former smokers, and their relatives; (2) unspecified damages on behalf of people exposed to environmental tobacco smoke (“ETS”) nationwide, and their relatives; and (3) reimbursement of the health care costs allegedly incurred for the treatment of tobacco-related diseases by all 26 States, approximately 5,000 Municipalities, and the

Federal District. In an interim ruling issued in December 2007, the trial court limited the scope of this claim to the State of São Paulo only. Our subsidiary was served with the claim in February 2008, and filed its answer to the complaint in March 2008. In December 2008, the trial court issued a decision declaring that it lacked jurisdiction and transferred the case to the Nineteenth Lower Civil Court in São Paulo where the ADESF case is pending.

In the class action in Bulgaria, Yochkolovski v. Sofia BT AD, et al., Sofia City Court, Bulgaria, filed March 12, 2008, our subsidiaries and other members of the industry are defendants. The plaintiff brought a collective claim on behalf of classes of 1) smokers who were allegedly misled by tar and nicotine yields and 2) minors who were allegedly misled by marketing. Plaintiff seeks damages for economic loss, pain and suffering, medical treatment, and withdrawal from the market of all cigarettes that allegedly do not comply with tar and nicotine labeling requirements. The court dismissed the youth marketing claims, and plaintiff appealed that decision. The court also has ordered plaintiff to provide additional evidence in support of the remaining claims. Our subsidiaries have not been served with the complaint.

In the first class action pending in Canada, Cecilia Letourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, our subsidiary and two other Canadian manufacturers are defendants. The plaintiff, an individual smoker, is seeking compensatory and unspecified punitive damages for each member of the class who is deemed “addicted” to smoking. The class was certified in 2005. Defendants’ motion to dismiss on statute-of-limitations grounds was denied in May 2008. Discovery is ongoing; no trial date has been set.

In the second class action pending in Canada, Conseil Quebecois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, our subsidiary and two other Canadian manufacturers are defendants. The plaintiff, an individual smoker, is seeking compensatory and unspecified punitive damages for each member of the class who suffers from certain smoking-related diseases. The class was certified in 2005. Discovery is ongoing; no trial date has been set.

Health Care Cost Recovery Litigation: These cases, brought by governmental and non-governmental plaintiffs, seek reimbursement of health care cost expenditures allegedly caused by tobacco products. Plaintiffs’ allegations of liability in these cases are based on various theories of recovery including unjust enrichment, negligence, negligent design, strict liability, breach of express and implied warranties, violation of a voluntary undertaking or special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, defective product, failure to warn, sale of cigarettes to minors, and claims under statutes governing competition and deceptive trade practices. Plaintiffs in these cases seek various forms of relief including compensatory and other damages, and injunctive and equitable relief. Defenses raised in these cases include lack of proximate cause, remoteness of injury, failure to state a claim, adequate remedy at law, “unclean hands” (namely, that plaintiffs cannot obtain equitable relief because they participated in, and benefited from, the sale of cigarettes), and statute of limitations.

As of February 15, 2009, there were a total of 10 health care cost recovery cases pending against us, our subsidiaries and indemnitees, compared with 8 such cases on December 31, 2007, and 3 such cases on December 31, 2006, as follows:

•	3 cases brought against us, our subsidiaries and our indemnitees in Canada (2) and in Israel (1); and

•	7 cases brought in Nigeria (6) and Spain (1) against our subsidiaries.

In the first health care cost recovery case pending in Canada, Her Majesty the Queen in Right of British Columbia v. Imperial Tobacco Limited, et al., Supreme Court, British Columbia, Vancouver Registry, Canada, filed January 24, 2001, we, our subsidiary, our indemnitee (PM USA), and other members of the industry are defendants. The plaintiff, the government of the province of British Columbia, brought a claim based upon legislation enacted by the province authorizing the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, resulting from a “tobacco related wrong.” The Supreme Court has held that the statute is constitutional. We and certain other non-Canadian defendants challenged the jurisdiction of the court. The court rejected the jurisdictional challenge and the case is in the early stages of litigation. At the request of the parties, the trial date scheduled for September 2010 has been cancelled. No new trial date has been set.

On March 13, 2008, a second health care cost recovery case was filed in Canada, Her Majesty the Queen in Right of New Brunswick v. Rothmans Inc., et al., Court of Queen’s Bench of New Brunswick, Trial Court, New Brunswick, Fredericton, Canada, in which we, our subsidiary, our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The claim was filed by the government of the province of New Brunswick based on legislation enacted in the province. This legislation is very similar to the law introduced in British Columbia that authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” Our subsidiary, indemnitees, and we have been served with the complaint. Preliminary motions are pending before the Court.

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

In the first case in Nigeria, The Attorney General of Lagos State v. British American Tobacco (Nigeria) Limited, et al., High Court of Lagos State, Lagos, Nigeria, filed April 30, 2007, our subsidiary and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. In February 2008, our subsidiary was served with a Notice of Discontinuance. The claim was formally dismissed in March 2008. However, the plaintiff has since refiled its claim. Our subsidiary has been served with the refiled complaint but is contesting service. We currently conduct no business in Nigeria.

In the second case in Nigeria, The Attorney General of Kano State v. British American Tobacco (Nigeria) Limited, et al., High Court of Kano State, Kano, Nigeria, filed May 9, 2007, our subsidiary and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. The case is in the early stages of litigation, and the defendants have filed various preliminary motions upon which the court is yet to rule. Our subsidiary is contesting service.

In the third case in Nigeria, The Attorney General of Gombe State v. British American Tobacco (Nigeria) Limited, et al., High Court of Gombe State, Gombe, Nigeria, filed May 18, 2007, our subsidiary and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. In July 2008, the court dismissed the case against all defendants based on the plaintiff’s failure to comply with various procedural requirements when filing and serving the claim. The plaintiff did not appeal the dismissal. However, in October 2008, the plaintiff refiled its claim. Our subsidiary has not yet been served with the refiled complaint.

In the fourth case in Nigeria, The Attorney General of Oyo State, et al., v. British American Tobacco (Nigeria) Limited, et al., High Court of Oyo State, Ibadan, Nigeria, filed May 25, 2007, our subsidiary and other members of the industry are defendants. Plaintiffs seek reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. The case is in the early stages of litigation, and the defendants have filed various preliminary motions upon which the court is yet to rule. Our subsidiary is contesting service.

In the fifth case in Nigeria, The Attorney General of the Federation v. British American Tobacco (Nigeria) Limited, et al., Federal High Court, Abuja, Nigeria, filed July 25, 2007, our subsidiary and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. Our subsidiary has not yet been served with the claim.

In the sixth case in Nigeria, The Attorney General of Akwa Ibom State v. British American Tobacco (Nigeria) Limited, et al., High Court of Akwa Ibom State, Uyo, Nigeria, the exact filing date is unknown at this time. Our subsidiary and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases, payment of anticipated costs of treating alleged smoking-related diseases, various forms of injunctive relief, plus punitive damages. Plaintiff has voluntarily dismissed its case against our subsidiary. Therefore, this case is not included in the above pending case count and will not be reported in the future.

In the seventh case in Nigeria, The Attorney General of Ogun State v. British American Tobacco (Nigeria) Limited, et al., High Court of Ogun State, Abeokuta, Nigeria, filed February 26, 2008, our subsidiary and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. Our subsidiary was served with notice of the claim in December 2008, but is contesting service.

In the series of proceedings in Spain, Junta de Andalucia, et al. v. Philip Morris Spain, et al., Court of First Instance, Madrid, Spain, the first of which was filed February 21, 2002, our subsidiary and other members of the industry were defendants. The plaintiffs sought reimbursement for the cost of treating certain of their citizens for various smoking-related illnesses. In May 2004, the first instance court dismissed the initial case, finding that the State was a necessary party to the claim, and thus, the claim must be filed in the Administrative Court. The plaintiffs appealed. In February 2006, the appellate court affirmed the lower court’s dismissal. The plaintiffs then filed notice that they intended to pursue their claim in the Administrative Court against the State. Because they were defendants in the original proceeding, our subsidiary and other members of the industry filed notices with the Administrative Court that they are interested parties in the case. In September 2007, the plaintiffs filed their complaint in the Administrative Court. In November 2007, the Administrative Court dismissed the claim. The plaintiffs asked the Administrative Court to reconsider its decision dismissing the case, and that request was rejected in a ruling rendered in February 2008. Plaintiffs appealed to the Supreme Court. In June 2008, our subsidiary filed a brief of appearance before the Supreme Court giving notice that it is an interested party in the appeal proceedings initiated by the plaintiffs. The Administrative Court has recognized our subsidiary as a party. Plaintiffs have filed a second claim in the Administrative Court against the Ministry of Economy. This second claim seeks the same relief as the original claim, but relies on a different procedural posture. The Administrative Court has recognized our subsidiary as a party.

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

As of February 15, 2009, there were a number of lights cases pending against our subsidiaries and indemnitees, as follows:

•	3 cases brought on behalf of various classes of individual plaintiffs (some overlapping) in Israel, compared with 2 such cases on December 31, 2007 and December 31, 2006;

•

2,010 cases brought by individuals against our subsidiaries in the equivalent of small claims courts in Italy where the maximum damages claimed are approximately one thousand Euros per case, compared with 2,026 such cases on December 31, 2007, and 23 such cases on December 31, 2006.

In one class action pending in Israel, El-Roy, et al. v. Philip Morris Incorporated, et al., District Court of Tel-Aviv/Jaffa, Israel, filed January 18, 2004, our subsidiary and our indemnitees (PM USA and our former importer Menache H. Eliachar Ltd.) are defendants. The plaintiffs filed a purported class action claiming that the class members were misled by the descriptor “lights” into believing that Lights cigarettes are safer than full flavor cigarettes. The claim seeks recovery of the purchase price of Lights cigarettes and compensation for distress for each class member. Hearings took place in November 2008 regarding whether the case meets the legal requirements necessary to allow it to proceed as a class action. The parties will now file final briefs on class certification.

The claims in a second class action pending in Israel, Navon, et al. v. Philip Morris Products USA, et al., District Court of Tel-Aviv/Jaffa, Israel, filed December 5, 2004, against our indemnitee (our distributor M.H. Eliashar Distribution Ltd.) and other members of the industry are similar to those in El-Roy, and the case is currently stayed pending a ruling on class certification in El-Roy.

In the third class action pending in Israel, Numberg, et al. v. Philip Morris Products S.A., et al., District Court of Tel Aviv/Jaffa, Israel, filed May 19, 2008, our subsidiaries and our indemnitee (our distributor M.H. Eliashar Distribution Ltd.) and other members of the industry are defendants. The plaintiffs filed a purported class action claiming that the class members were misled by pack colors, terms such as “slims” or “super slims” or “blue,” and text describing tar and nicotine yields. Plaintiffs allege that these pack features misled consumers to believe that the cigarettes with those descriptors are safer than full flavor cigarettes. Plaintiffs seek recovery of the price of the brands at issue that were purchased from December 31, 2004 to the date of filing of the claim. They also seek compensation for mental anguish and punitive damages. Our subsidiaries Philip Morris Ltd. and Philip Morris Products S.A., and our indemnitee M.H. Eliashar Distribution Ltd., have been served with the claim.

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

As of February 15, 2009, there were 12 public civil actions pending against our subsidiaries in Argentina (1), Brazil (3), Colombia (7) and Venezuela (1), compared with 9 such cases on December 31, 2007, and 5 such cases on December 31, 2006.

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

In the first public civil action in Brazil, Osorio v. Philip Morris Brasil Industria e Comercio Ltda., et al., Federal Court of São Paulo, Brazil, filed September 2003, our subsidiary, another member of the industry and various government entities are defendants. The plaintiff seeks a ban on the production and sale of cigarettes on the grounds that they are harmful to health and cause the government to spend money on health care. Plaintiff alleges that smoking violates the Brazilian constitutional right to health, that smokers have no free will because they are addicted, and that ETS is harmful. Plaintiff seeks the suspension of the defendants’ licenses to manufacture cigarettes, the revocation of any import licenses for tobacco-related products, the collection of all tobacco-containing products from the market, and a daily fine amounting to R$1 million (approximately $446,000) for any violation of the injunction order. Our subsidiary filed its answer to the complaint in June 2004.

In the second public civil action in Brazil, Associacao dos Consumidores Explorados do Distrito Federal v. Sampoerna Tabacos America Latina Ltda., State Trial Court of Brasilia, Brazil, filed April 18, 2006, our subsidiary is a defendant. The plaintiff, a consumer association, seeks a ban on the production and sale of cigarettes on the grounds that they are harmful to health. Plaintiff’s complaint also requests that a fine amounting to R$1 million (approximately $446,000) per day be imposed should the ban be granted and defendant continue to produce or sell cigarettes. Our subsidiary filed a response to the complaint in May 2006. The trial court dismissed the case in November 2007. Plaintiff appealed. In November 2008, the appellate court affirmed the trial court’s dismissal. Plaintiff has filed a further appeal.

In the third public civil action pending in Brazil, The Brazilian Association for the Defense of Consumer Health (SAUDECON) v. Philip Morris Brasil Industria e Comercio Ltd and Souza Cruz S.A., Civil Court of City of Porto Alegre, Brazil, filed November 3, 2008, our subsidiary is a defendant. The plaintiff, a consumer organization, is asking the court to establish a fund that will be used to provide treatment, for a minimum of two years, to smokers who claim to be addicted and who do not otherwise have access to smoking cessation treatment. Plaintiff requests that each defendant’s liability be determined according to its market share. Our subsidiary was served with the complaint in December 2008, and filed its answer in January 2009.

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

In the third public civil action in Colombia, Morales v. Philip Morris Colombia S.A. and Colombian Government, Administrative Court of Bogotá, Colombia, filed February 12, 2007, our subsidiary and a government entity are defendants. The plaintiff alleges violations of the collective right to a healthy environment, public health rights, and the rights of consumers, and that the government failed to protect those rights. Plaintiff seeks various monetary damages and other relief, including a ban on descriptors and a ban on cigarette advertising. Our subsidiary filed its answer to the complaint in March 2007.

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

In the fifth public civil action in Colombia, Morales, et al. v. Productora Tabacalera de Colombia S.A. (Protabaco), et al., (Morales III), Administrative Court of Bogotá, Colombia, filed December 19, 2007, two of our subsidiaries, other members of the industry, and various government entities are defendants. The plaintiffs’ claims are identical to those in Morales II, above. Our subsidiaries filed their answers in August 2008.

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

In the seventh public civil action in Colombia, Roche v. Philip Morris Colombia S.A., Civil Court of Bogotá, Colombia, filed November 14, 2008, our subsidiary is a defendant. Plaintiff alleges violations of the collective right to health because the defendant failed to include information about ingredients and their toxicity on cigarette packs. Plaintiff asks the court to order our subsidiary to immediately cease manufacture and/or distribution of cigarettes until information on ingredients and toxicity is included on packs. Our subsidiary was served with the claim in December 2008, and filed its answer in January 2009.

In the public civil action in Venezuela, Federation of Consumers and Users Associations (FEVACU), et al. v. National Assembly of Venezuela and the Venezuelan Ministry of Health, Constitutional Chamber of the Venezuelan Supreme Court, filed April 29, 2008, the Company was not named as a defendant, the plaintiff published a notice pursuant to court order, notifying all interested parties to appear in the case. In January 2009, our subsidiary appeared in the case in response to this notice. The plaintiffs purport to represent the right to health of the citizens of Venezuela and claims that the government failed to protect adequately its citizens’ right to health. The claim asks the court to order the government to enact stricter regulations on the manufacture and sale of tobacco products. In addition, the plaintiffs ask the court to order companies involved in the tobacco industry to allocate a percentage of their “sales or benefits” to establish a fund to pay for the health care costs of treating smoking-related diseases. In October 2008, the court ruled that plaintiffs have standing to file the claim and that the claim meets the threshold admissibility requirements.

Other Litigation: Other litigation includes an antitrust suit and various tax cases:

•	Antitrust: One case brought on behalf of a class of individual plaintiffs in the state of Kansas in the United States against us and other members of the industry alleging price-fixing; and

•

Tax: In Brazil, there are 92 tax cases involving Philip Morris Brasil S.A. relating to the payment of state tax on the sale and transfer of goods and services, federal social contributions, excise, social security and income tax, and other matters. Thirty-two of these cases are under administrative review by the relevant fiscal authorities and 60 are under judicial review by the courts.

In the antitrust class action in Kansas, Smith v. Philip Morris Companies, Inc., et al., District Court of Seward County, Kansas, filed February 7, 2000, we and other members of the industry are defendants. The plaintiff asserts that the defendant cigarette companies engaged in an international conspiracy to fix wholesale prices of cigarettes and sought certification of a class comprised of all persons in Kansas who were indirect purchasers of cigarettes from the defendants. The plaintiff claims unspecified economic damages resulting from the alleged price-fixing, trebling of those damages under the Kansas price-fixing statute and counsel fees. The trial court granted plaintiff’s motion for class certification and refused to permit the defendants to appeal. The case is now in the discovery phase. No trial date has yet been set.

Guarantees

At December 31, 2008, our third-party guarantees, which are primarily related to excise taxes, were $49 million, of which $44 million have no specific expiration dates. The remainder ($5 million) expires through 2012, with no guarantees expiring during 2009. We are required to perform under these guarantees in the event that a third party fails to make contractual payments. We do not have a liability on our consolidated balance sheet at December 31, 2008, as the fair value of these guarantees is insignificant due to the fact that the probability of future payments under these guarantees is remote.

Under the terms of the Distribution Agreement between Altria and us, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. We will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by us or contract manufactured for us by PM USA, and PM USA will indemnify us for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for us. We do not have a liability recorded on our balance sheet at December 31, 2008, as the fair value of this indemnification is insignificant since the probability of future payments under this indemnification is remote.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our share repurchase activity for each of the three months in the quarter ended December 31, 2008 was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2008 – October 31, 2008(1)	3,955,490	$47.38	90,112,425	$8,301,070,583

November 1, 2008 – November 30, 2008(1)	732,000	$40.92	90,844,425	$8,271,117,143

December 1, 2008 – December 31, 2008(1)	15,931,050	$42.10	106,775,475	$7,600,379,258

Pursuant to Publicly Announced Plans or Programs	20,618,540	$43.07

October 1, 2008 – October 31, 2008(3)	711	$45.99

November 1, 2008 – November 30, 2008(3)	—	$—

December 1, 2008 – December 31, 2008(3)	7,752	$41.29

For the Quarter Ended December 31, 2008	20,627,003	$43.07

(1)	On January 30, 2008, we adopted and announced a $13.0 billion two-year share repurchase program that began on May 1, 2008. These share repurchases have been made pursuant to this program.

(2)	Aggregate number of shares repurchased under the share repurchase program as of the end of the period presented.

(3)	Shares repurchased represent shares tendered to us by employees who vested in restricted stock and rights, or exercised stock options, and used shares to pay all, or a portion of, the related taxes and/or option exercise price.

The principal stock exchange, on which our common stock (no par value) is listed, is the New York Stock Exchange. At January 30, 2009, there were approximately 96,200 holders of record of our common stock.

Our common stock is also listed on the NYSE Euronext/Paris and Swiss stock exchanges.

The other information called for by this Item is hereby incorporated by reference to the paragraph captioned “Quarterly Financial Data (Unaudited)” on page 82 of the 2008 Annual Report and made a part hereof.

Item 6.	Selected Financial Data.

The information called for by this Item is hereby incorporated by reference to the information with respect to 2004-2008 appearing under the caption “Selected Financial Data—Five-Year Review” on page 47 of the 2008 Annual Report and made a part hereof.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information called for by this Item is hereby incorporated by reference to the paragraphs captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) on pages 21 to 46 of the 2008 Annual Report and made a part hereof.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this Item is hereby incorporated by reference to the paragraphs in the MD&A captioned “Market Risk” and “Value at Risk” on pages 42 to 43 of the 2008 Annual Report and made a part hereof.

Item 8.	Financial Statements and Supplementary Data.

The information called for by this Item is hereby incorporated by reference to the 2008 Annual Report as set forth under the caption “Quarterly Financial Data (Unaudited)” on page 82 and in the Index to Consolidated Financial Statements and Schedules (see Item 15) and made a part hereof.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a)	Disclosure Controls and Procedures

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

See Exhibit 13 for the Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm on page 83 to 84 of the 2008 Annual Report incorporated herein by reference and made a part hereof.

Item 9B.	Other Information.

None.

PART III

Except for the information relating to the executive officers set forth in Item 10 and the information relating to equity compensation plans set forth in Item 12, the information called for by Items 10-14 is hereby incorporated by reference to PMI’s definitive proxy statement for use in connection with its annual meeting of stockholders to be held on May 5, 2009 that will be filed with the SEC on or about March 26, 2009 (the “proxy statement”), and, except as indicated therein, made a part hereof.

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers as of February 15, 2009:

Name	Office	Age
Louis C. Camilleri	Chairman and Chief Executive Officer	54
André Calantzopoulos	Chief Operating Officer	51
Paolo Degola 1)	President, European Union	52
Mark Friedman	Deputy General Counsel	52
G. Penn Holsenbeck	Vice President and Corporate Secretary	62
Even Hurwitz	Senior Vice President, Corporate Affairs	47
Marco Kuepfer	Vice President Finance and Treasurer	51
Jean-Claude Kunz	President, EEMA Region & PMI Duty Free	55
Matteo Pellegrini	President, Asia	46
Joachim Psotta	Vice President and Controller	51
Daniele Regorda	Senior Vice President, Human Resources	51
Hermann Waldemer	Chief Financial Officer	51
Charles R. Wall	Vice Chairman and General Counsel	63
Miroslaw Zielinski	President, Latin America & Canada	47

1)	Mr. Degola will retire effective March 31, 2009, and will be succeeded by Mr. Jacek Olczak, currently serving as our Managing Director Germany and Austria.

All of the above-mentioned officers, except for Messrs. Camilleri, Holsenbeck and Wall, have been employed by us in various capacities during the past five years.

Prior to the Distribution Date, Mr. Camilleri served as the Chairman and Chief Executive Officer of Altria, positions he held from August 2002 and April 2002, respectively. Mr. Camilleri also served as a director of Kraft from March 2001 to December 2007 and as Kraft’s Chairman from September 2002 until the completion of the spin-off of Kraft on March 30, 2007.

Prior to the Distribution Date, Mr. Holsenbeck served as Vice President, Associate General Counsel and Corporate Secretary of Altria, a position he held since joining Altria in 1995.

Mr. Wall has been our Vice Chairman since the Distribution Date and also became General Counsel in November 2008. Prior to the Distribution Date, Mr. Wall served as Senior Vice President and General Counsel of Altria, a position he held since February 2000.

Codes of Conduct and Corporate Governance

We have adopted the Philip Morris International Code of Conduct, which complies with requirements set forth in Item 406 of Regulation S-K. This Code of Conduct applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We have also adopted a code of business conduct and ethics that applies to the members of our Board of Directors. These documents are available free of charge on our website at www.pmintl.com and will be provided free of charge to any stockholder requesting a copy by writing to: Corporate Secretary, Philip Morris International Inc., 120 Park Avenue, New York, NY 10017.

In addition, we have adopted corporate governance guidelines and charters for our Audit, Compensation and Leadership Development, Product Innovation and Regulatory Affairs and Nominating and Corporate Governance committees of the Board of Directors. All of these documents are available free of charge on our web site at www.pmintl.com, are included in our definitive proxy statement, and will be provided free of charge to any stockholder requesting a copy by writing to: Corporate Secretary, Philip Morris International Inc., 120 Park Avenue, New York, NY 10017. Any waiver granted by Philip Morris International Inc. to its principal executive officer, principal financial officer or controller under the code of ethics, or certain amendments to the code of ethics, will be disclosed on our website at www.pmintl.com.

The information on our website is not, and shall not be deemed to be, a part of this Report or incorporated into any other filings made with the SEC.

Item 11.	Executive Compensation.

Refer to “Compensation and Leadership Development Committee Matters” and “Compensation of Directors” sections of the proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The number of shares to be issued upon exercise or vesting and the number of shares remaining available for future issuance under PMI’s equity compensation plans at December 31, 2008, were as follows:

	Number of Shares to be Issued upon Exercise of Outstanding Options and Vesting of Deferred Stock	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders(1)	27,729,608	$22.99	36,926,402

(1)    Approved by Altria as our sole stockholder prior to the Spin-off.

Refer to “Ownership of Equity Securities” section of the proxy statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Refer to “Related Person Transactions and Code of Conduct” and “Independence of Nominees” sections of the proxy statement.

Item 14.	Principal Accounting Fees and Services.

Refer to “Audit Committee Matters” section of the proxy statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Index to Consolidated Financial Statements and Schedules

2008 Annual Report Page
Data incorporated by reference to Philip Morris International Inc.’s 2008 Annual Report:
Consolidated Balance Sheets at December 31, 2008 and 2007	48-49
Consolidated Statements of Earnings for the years ended December 31, 2008, 2007 and 2006	50
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006	51
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	52-53
Notes to Consolidated Financial Statements	54-82
Report of Independent Registered Public Accounting Firm	83
Report of Management on Internal Control Over Financial Reporting	84

Schedules have been omitted either because such schedules are not required or are not applicable.

(b) The following exhibits are filed as part of this Report:

2.1	—	Distribution Agreement between Altria Group, Inc. and Philip Morris International Inc. dated January 30, 2008 (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form 10 filed February 7, 2008).

3.1	—	Amended and Restated Articles of Incorporation of Philip Morris International Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed February 7, 2008).

3.2	—	Amended and Restated By-laws of Philip Morris International Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed March 31, 2008).

4.1	—	Specimen Stock Certificate of Philip Morris International Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 10 filed February 7, 2008).

4.2	—	Indenture dated as of April 25, 2008, between Philip Morris International Inc. and HSBC Bank USA, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3, dated April 25, 2008).

4.3	—	The Registrant agrees to furnish copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries to the Commission upon request.

10.1	—	Transition Services Agreement between Altria Corporate Services, Inc. and Philip Morris International Inc., dated as of March 28, 2008 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 31, 2008).

10.2	—	Tax Sharing Agreement between Altria Group, Inc. and Philip Morris International Inc., dated as of March 28, 2008 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed March 31, 2008).

10.3	—	Employee Matters Agreement between Altria Group, Inc. and Philip Morris International Inc., dated as of March 28, 2008 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 31, 2008).

10.4	—	Intellectual Property Agreement between Philip Morris International Inc. and Philip Morris USA Inc., dated as of January 1, 2008 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 10 filed March 5, 2008).

10.5	—	Credit Agreement relating to a US$3,000,000,000 5-Year Revolving Credit Facility (including a US$900,000,000 swingline option) and a US$1,000,000,000 3-Year Revolving Credit Facility (including a US$300,000,000 swingline option) and a EUR 1,500,000,000 364-Day Term Loan Facility dated as of December 4, 2007 among Philip Morris International Inc. and the Initial Lenders named therein and J.P. Morgan Europe Limited as Facility Agent and Swingline Agent and J.P. Morgan PLC, Citigroup Global Markets Limited, Credit Suisse, Cayman Islands Branch, Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P. and Lehman Brothers Inc. as Mandated Lead Arrangers and Bookrunners (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10 filed February 7, 2008).

10.6	—	Credit Agreement relating to EUR 2,000,000,000 5-Year Revolving Credit Facility (including a EUR 1,000,000,000 swingline option) and a EUR 2,500,000,000 3-Year Term Loan Facility dated as of 12 May 2005 among Philip Morris International Inc. and the Initial Lenders named therein and Citibank International plc as Facility Agent and Swingline Agent, Citigroup Global Markets Limited, Credit Suisse First Boston, Cayman Islands Branch, Deutsche Bank Securities Inc. and J.P. Morgan plc as Mandated Lead Arrangers and Bookrunners and ABN AMRO Bank N.V., HSBC Bank plc and Société Générale as Mandated Lead Arrangers (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10 filed September 27, 2007).

10.7	—	Anti-Contraband and Anti-Counterfeit Agreement and General Release dated July 9, 2004 and Appendices (Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form 10 filed February 7, 2008).

10.8	—	Philip Morris International Inc. Automobile Policy (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form 10 filed February 7, 2008).

10.9	—	Philip Morris International Inc. Financial Counseling Program (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10 filed February 7, 2008).

10.10	—	Amended and Restated Philip Morris International Benefit Equalization Plan.

10.11	—	Philip Morris International Inc. 2008 Performance Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form 10 filed February 7, 2008).

10.12	—	Form of Philip Morris International Inc. 2008 Performance Incentive Plan Deferred Stock Agreement (Pre-2008 Grants) (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10 filed February 7, 2008).

10.13	—	Form of Philip Morris International Inc. 2008 Performance Incentive Plan Deferred Stock Agreement (2008 Grants) (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form 10 filed February 7, 2008).

10.14	—	Form of Philip Morris International Inc. 2008 Performance Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form 10 filed February 7, 2008).

10.15	—	Form of Philip Morris International Inc. 2008 Performance Incentive Plan Restricted Stock Agreement (2009 Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 10, 2009).

10.16	—	Form of Philip Morris International Inc. 2008 Performance Incentive Plan Deferred Stock Agreement (2009 Grants) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 10, 2009).

10.17	—	Pension Fund of Philip Morris in Switzerland (IC) (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form 10 filed February 7, 2008).

10.18	—	Summary of Supplemental Pension Plan of Philip Morris in Switzerland (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form 10 filed February 7, 2008).

10.19	—	Form of Restated Employee Grantor Trust Enrollment Agreement (Executive Trust Arrangement) (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form 10 filed February 7, 2008).

10.20	—	Form of Restated Employee Grantor Trust Enrollment Agreement (Secular Trust Arrangement) (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form 10 filed February 7, 2008).

10.21	—	Philip Morris International Inc. 2008 Stock Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form 10 filed March 5, 2008).

10.22	—	Philip Morris International Inc. 2008 Deferred Fee Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form 10 filed on February 7, 2008).

10.23	—	Amendment to Employment Agreement with André Calantzopoulos. The employment agreement was previously filed as Exhibit 10.22 to the Registration Statement on Form 10 filed on February 7, 2008 and incorporated by reference to this Exhibit 10.23.

10.24	—	Amendment to Employment Agreement with Jean-Claude Kunz. The employment agreement was previously filed as Exhibit 10.23 to the Registration Statement on Form 10 filed on February 7, 2008 and incorporated by reference to this Exhibit 10.24.

10.25	—	Amendment to Employment Agreement with Hermann Waldemer. The employment agreement was previously filed as Exhibit 10.24 to the Registration Statement on Form 10 filed on February 7, 2008 and incorporated by reference to this Exhibit 10.25.

10.26	—	Agreement with Louis C. Camilleri (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form 10 filed on February 7, 2008).

10.27	—	Amended and Restated Supplemental Management Employees’ Retirement Plan.

10.28	—	Support Agreement, dated as of July 31, 2008, between Rothmans Inc., Philip Morris International Inc. and Latin America and Canada Holdings Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2008).

10.29	—	Amendment and Waiver Agreement dated as of February 6, 2009 to the Credit Agreement dated December 4, 2007 by and among Philip Morris International Inc., the Lenders party thereto and JP Morgan Europe Limited, as facility agent and swingline agent.

10.30	—	Supplemental Equalization Plan.

10.31	—	Form of Supplemental Equalization Plan Employee Grantor Trust Enrollment Agreement (Secular Trust).

10.32	—	Form of Supplemental Equalization Plan Employee Grantor Trust Enrollment Agreement (Executive Trust).

12	—	Statement regarding computation of ratios of earnings to fixed charges.

13	—	Pages 20 to 84 of the 2008 Annual Report, but only to the extent set forth in Items 1, 5-8, 9A, and 15 hereof. With the exception of the aforementioned information incorporated by reference in this Annual Report on Form 10-K, the 2008 Annual Report is not to be deemed “filed” as part of this Report.

21	—	Subsidiaries of Philip Morris International Inc.

23	—	Consent of independent registered public accounting firm.

24	—	Powers of attorney.

31.1	—	Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Registrant’s Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Registrant’s Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHILIP MORRIS INTERNATIONAL INC.

By:	/s/ LOUIS C. CAMILLERI
(Louis C. Camilleri Chairman and Chief Executive Officer)

Date: February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ LOUIS C. CAMILLERI (Louis C. Camilleri)	Director, Chairman and Chief Executive Officer	February 26, 2009

/s/ HERMANN WALDEMER (Hermann Waldemer)	Chief Financial Officer	February 26, 2009

/s/ JOACHIM PSOTTA (Joachim Psotta)	Vice President and Controller	February 26, 2009

*HAROLD BROWN, MATHIS CABIALLAVETTA, J. DUDLEY FISHBURN, GRAHAM MACKAY, SERGIO MARCHIONNE, LUCIO A. NOTO, CARLOS SLIM HELÚ, STEPHEN M. WOLF	Directors

*By:	/s/ LOUIS C. CAMILLERI	February 26, 2009
(Louis C. Camilleri Attorney-in-fact)