Form 10-Q
period 2009-03-31
Philip Morris International Inc.
filed 2009-05-07
CIK 1413329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

                                   (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐        No ☑

At April 30, 2009, there were 1,961,577,064 shares outstanding of the registrant’s common stock, no par value per share.

PHILIP MORRIS INTERNATIONAL INC.

In this report, “PMI,” “we,” “us” and “our” refers to Philip Morris International Inc. and subsidiaries.

PART I – FINANCIAL INFORMATION

Item  1. Financial Statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$2,361	$1,531

Receivables (less allowances of $22 in 2009 and $14 in 2008)	2,602	2,848

Inventories:
Leaf tobacco	3,381	3,924
Other raw materials	1,109	1,137
Finished product	3,334	4,603

	7,824	9,664

Deferred income taxes	288	322

Other current assets	565	574

Total current assets	13,640	14,939

Property, plant and equipment, at cost	10,746	11,700
Less accumulated depreciation	4,994	5,352

	5,752	6,348

Goodwill	7,646	8,015

Other intangible assets, net	3,169	3,084

Other assets	537	586

TOTAL ASSETS	$30,744	$32,972

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Continued)

(in millions of dollars, except share data)

(Unaudited)

	March 31, 2009	December 31, 2008
LIABILITIES
Short-term borrowings	$722	$375

Current portion of long-term debt	191	209

Accounts payable	765	1,013

Accrued liabilities:
Marketing	348	457
Taxes, except income taxes	3,300	4,502
Employment costs	510	665
Dividends payable	1,073	1,090
Other	765	1,167

Income taxes	298	488

Deferred income taxes	163	178

Total current liabilities	8,135	10,144

Long-term debt	13,144	11,377

Deferred income taxes	1,458	1,401

Employment costs	1,385	1,682

Other liabilities	470	464

Total liabilities	24,592	25,068

Contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2009 and 2008)
Additional paid-in capital	1,514	1,581
Earnings reinvested in the business	13,758	13,354
Accumulated other comprehensive losses	(2,969)	(2,281)

	12,303	12,654

Less: treasury stock, at cost (136,933,651 and 102,053,271 shares in 2009 and 2008, respectively)	6,397	5,154

Total PMI stockholders’ equity	5,906	7,500
Noncontrolling interests	246	404

Total stockholders’ equity	6,152	7,904

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,744	$32,972

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008

Net revenues	$13,286	$14,354

Cost of sales	1,971	2,181

Excise taxes on products	7,689	8,433

Gross profit	3,626	3,740

Marketing, administration and research costs	1,290	1,184

Asset impairment and exit costs	1	23

Amortization of intangibles	15	9

Operating income	2,320	2,524

Interest expense, net	158	75

Earnings before income taxes	2,162	2,449

Provision for income taxes	645	725

Net earnings	1,517	1,724

Net earnings attributable to noncontrolling interests	41	51

Net earnings attributable to PMI	$1,476	$1,673

Per share data (Note 9):

Basic earnings per share	$0.74	$0.79

Diluted earnings per share	$0.74	$0.79

Dividends declared	$0.54	$-

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the Year Ended December 31, 2008 and

the Three Months Ended March 31, 2009

(in millions of dollars, except per share amounts)

(Unaudited)

	PMI Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock	Non controlling Interests	Total
Balances, January 1, 2008	$-	$1,265	$12,642	$1,688	$-	$418	$16,013
Comprehensive earnings:
Net earnings			6,890			260	7,150
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				(2,566)		(104)	(2,670)
Change in net loss and prior service cost, net of income taxes of $257				(1,344)			(1,344)
Change in fair value of derivatives accounted for as hedges, net of income taxes of $6				(58)			(58)
Change in fair value of debt and equity securities				(1)			(1)

Total other comprehensive losses							(4,073)

Total comprehensive earnings							3,077

Exercise of stock options and issuance of other stock awards		395			245		640
FASB 158 measurement date change for non-U.S. plans, net of income taxes			(9)				(9)
Dividends declared to Altria Group, Inc. ($1.43 per share)			(3,019)				(3,019)
Dividends declared to public stockholders ($1.54 per share)			(3,150)				(3,150)
Payments to noncontrolling interests						(249)	(249)
Common stock repurchased					(5,399)		(5,399)
Other		(79)				79	-

Balances, December 31, 2008	-	1,581	13,354	(2,281)	(5,154)	404	7,904
Comprehensive earnings:
Net earnings			1,476			41	1,517
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				(745)		(46)	(791)
Change in net loss and prior service cost, net of income taxes of $4				14			14
Change in fair value of derivatives accounted for as hedges, net of income taxes of $6				43			43

Total other comprehensive losses							(734)

Total comprehensive earnings							783

Exercise of stock options and issuance of other stock awards		(67)			96		29
Dividends declared ($0.54 per share)			(1,072)				(1,072)
Payments to noncontrolling interests						(153)	(153)
Common stock repurchased					(1,339)		(1,339)

Balances, March 31, 2009	$-	$1,514	$13,758	$(2,969)	$(6,397)	$246	$6,152

Total comprehensive earnings were $1,887 million for the quarter ended March 31, 2008, including $58 million related to noncontrolling interests.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings attributable to PMI	$1,476	$1,673

Adjustments to reconcile net earnings attributable to PMI to operating cash flows:
Depreciation and amortization	193	201
Deferred income tax provision	55	2
Net earnings attributable to noncontrolling interests	41	51
Asset impairment and exit costs, net of cash paid	(21)	(6)
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	44	405
Inventories	1,095	730
Accounts payable	(34)	(150)
Income taxes	(135)	(262)
Accrued liabilities and other current assets	(1,112)	(1,204)
Pension plan contributions	(203)	(61)
Changes in amounts due from Altria Group, Inc. and affiliates		154
Other	28	50

Net cash provided by operating activities	1,427	1,583

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(145)	(301)
Purchases of businesses, net of acquired cash	(209)	(29)
Other	166	13

Net cash used in investing activities	(188)	(317)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(in millions of dollars)

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Net (repayment) issuance of short-term borrowings	$(641)	$358
Long-term debt proceeds	2,987	1,717
Long-term debt repaid	(1)	(930)
Changes in amounts due from Altria Group, Inc. and affiliates		699
Repurchases of common stock	(1,376)
Issuance of common stock	18
Dividends paid to Altria Group, Inc.		(3,019)
Dividends paid to public stockholders	(1,089)
Other	(180)	(235)

Net cash used in financing activities	(282)	(1,410)

Effect of exchange rate changes on cash and cash equivalents	(127)	(126)

Cash and cash equivalents:

Increase (decrease)	830	(270)

Balance at beginning of period	1,531	1,501

Balance at end of period	$2,361	$1,231

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Presentation and Separation from Altria Group, Inc.:

Basis of Presentation

The interim condensed consolidated financial statements of Philip Morris International Inc. and subsidiaries (“PMI”) are unaudited. These interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and such principles are applied on a consistent basis. It is the opinion of PMI’s management that all adjustments necessary for a fair statement of the interim results presented have been reflected therein. All such adjustments were of a normal recurring nature. Net revenues and net earnings attributable to PMI for any interim period are not necessarily indicative of results that may be expected for the entire year.

These statements should be read in conjunction with the audited consolidated financial statements and related notes, which appear in PMI’s Annual Report to Stockholders and which are incorporated by reference into PMI’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).

As discussed in Note 1. Background and Basis of Presentation of PMI’s 2008 audited consolidated financial statements and related notes, which are incorporated by reference into the 2008 Form 10-K, certain of PMI’s subsidiaries prior to 2008 reported their results up to ten days before the end of December, rather than on December 31. During 2008, these subsidiaries moved to a December 31, 2008 closing date, which impacted the first quarter and fourth quarter results of previous periods. As a result, certain amounts in the first quarter of 2008 have been revised to reflect this change. The impact of this change resulted in a decrease in net earnings attributable to PMI and diluted earnings per share (“EPS”) of $194 million and $0.10, respectively, in the first quarter of 2008.

As discussed in Note 16. New Accounting Standards, certain prior year balance sheet amounts related to noncontrolling interests have been reclassified to conform with the current year’s presentation.

Separation from Altria Group, Inc.

As discussed in the 2008 Form 10-K, prior to March 28, 2008, PMI was a wholly-owned subsidiary of Altria Group, Inc. (“Altria”). On January 30, 2008, the Altria Board of Directors announced Altria’s plans to spin off all of its interest in PMI to Altria’s stockholders in a tax-free transaction pursuant to Section 355 of the U.S. Internal Revenue Code (the “Spin-off”). The distribution of all of the PMI shares owned by Altria was made on March 28, 2008 (the “Distribution Date”) to stockholders of record as of the close of business on March 19, 2008 (the “Record Date”). Altria distributed one share of PMI common stock for each share of Altria common stock outstanding as of the Record Date.

For additional information regarding PMI’s transactions with Altria Group, Inc. and its affiliates after the Spin-off, see Note 3. Transactions with Altria Group, Inc.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2. Asset Impairment and Exit Costs:

Pre-tax asset impairment and exit costs consisted of the following (in millions):

	For the Three Months Ended March 31,
	2009	2008
Separation programs:
European Union	$1	$8

Total separation programs	1	8

Contract termination charges:
Eastern Europe, Middle East and Africa		1
Asia		14

Total contract termination charges	-	15

Asset impairment and exit costs	$1	$23

In 2008, PMI terminated its contract manufacturing arrangement with Philip Morris USA Inc. (“PM USA”), a U.S. tobacco subsidiary of Altria, and completed the process of shifting all of its PM USA contract manufactured production to PMI facilities in Europe during the fourth quarter of 2008. During the first quarter of 2008, PMI recorded exit costs of $15 million related to the termination of its manufacturing contract with PM USA. The 2009 and 2008 pre-tax separation program charges primarily related to severance costs.

Cash payments related to exit costs at PMI were $22 million and $29 million for the three months ended March 31, 2009 and 2008, respectively. Future cash payments for exit costs incurred to date are expected to be approximately $86 million, which will be substantially paid by 2011.

The movement in the exit cost liabilities for the three months ended March 31, 2009 was as follows (in millions):

Liability balance, January 1, 2009	$115
Charges	1
Cash spent	(22)
Currency/other	(8)

Liability balance, March 31, 2009	$86

Note 3. Transactions with Altria Group, Inc.:

Operations

Prior to 2009, PMI had contracts with PM USA for the purchase of U.S.-grown tobacco leaf, the contract manufacture of cigarettes for export from the United States and certain research and development activities. Billings for services were generally based upon PM USA’s cost to provide such services, plus a service fee. The cost of leaf purchases was the market price of the leaf plus a service fee. Fees paid have been included in operating cash flows on PMI’s condensed consolidated statements of cash flows.

As previously discussed, PMI terminated its contract manufacturing arrangement in 2008 with PM USA and completed the process of shifting all of its PM USA contract manufactured production to PMI facilities in Europe during the fourth quarter of 2008. During the first quarter of 2008, PMI recorded exit costs of $15 million related to the termination of its manufacturing contract with PM USA.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The goods and services purchased from PM USA were as follows (in millions):

For the Three Months Ended March 31, 2008
Contract manufacturing, cigarette volume	8,247

Contract manufacturing expense	$133
Research and development, net of billings to PM USA	(2)

Total pre-tax expense	$131

Leaf purchases	$93

Contract manufacturing expense included the cost of cigarettes manufactured for PMI, as well as the cost of PMI’s purchases of reconstituted tobacco and production materials. The expenses shown above also included total service fees of $6 million for the three months ended March 31, 2008.

Net amounts due from/(to) Altria Group, Inc. and affiliates related to ongoing operations were comprised of the following (in millions):

	March 31, 2009	December 31, 2008
Net receivable from Altria Group, Inc. and affiliates	$72	$69
Payable for services from PM USA		(53)

Due from Altria Group, Inc. and affiliates	$72	$16

The amounts due from Altria Group, Inc. and affiliates are primarily reflected in receivables on the condensed consolidated balance sheet. The amounts payable for services from PM USA are reflected in accounts payable on the condensed consolidated balance sheet.

Other

On March 28, 2008, PMI Global Services Inc. purchased from Altria’s subsidiary, Altria Corporate Services, Inc. (“ALCS”), at a fair market value of $108 million, a subsidiary of ALCS, the principal assets of which are two Gulfstream airplanes. Given that the purchase was from an entity under common control, the planes were recorded at book value ($89 million) and a portion of the purchase price ($19 million) was treated as a dividend to Altria.

Note 4. Stock Plans:

Under the Philip Morris International Inc. 2008 Performance Incentive Plan (the “Plan”), PMI may grant to certain eligible employees stock options, stock appreciation rights, restricted stock, restricted stock units and deferred stock units and other stock-based awards based on PMI’s common stock, as well as performance-based incentive awards. Up to 70 million shares of PMI’s common stock may be issued under the Plan. At March 31, 2009, shares available for grant under the Plan were 32,885,247.

PMI has also adopted the Philip Morris International Inc. 2008 Stock Compensation Plan for Non-Employee Directors (the “Non-Employee Directors Plan”). A non-employee director is defined as each member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1,000,000 shares of PMI common stock may be awarded under the Non-Employee Directors Plan. As of March 31, 2009, shares available for grant under the plan were 896,182.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the three months ended March 31, 2009, PMI granted 3.8 million shares of restricted stock and deferred stock awards to eligible employees at a weighted-average grant date fair value of $36.93. For the three months ended March 31, 2009 and 2008, PMI recorded compensation expense for restricted stock and deferred stock awards of $19 million and $10 million, respectively. As of March 31, 2009, there was $220 million of total unrecognized compensation cost related to non-vested restricted and deferred shares. The cost is recognized over the original restriction period of the awards, which is typically three years from the date of the original grant.

During the three months ended March 31, 2009, 1.4 million shares of PMI restricted stock and deferred stock awards vested. Of this amount 0.9 million shares went to PMI employees and the remainder went to Altria and Kraft employees who held PMI stock awards as a result of the Spin-off. The grant date fair value of all the vested shares was approximately $102 million or $74.16 per share. The total fair value of restricted stock and deferred stock awards that vested during the three months ended March 31, 2009 was approximately the same as the grant date fair value. The grant price information for restricted stock and deferred stock awarded prior to January 30, 2008 reflects historical market prices of Altria stock at date of grant and is not adjusted to reflect the Spin-off.

For the three months ended March 31, 2009, the total intrinsic value of the 1.2 million PMI stock options exercised was $19 million.

Note 5. Benefit Plans:

Pension coverage for employees of PMI’s non-U.S. subsidiaries is provided, to the extent deemed appropriate, through separate plans, many of which are governed by local statutory requirements. Prior to the Spin-off, certain employees of PMI participated in the U.S. benefit plans offered by Altria. After the Distribution Date, the benefits previously provided by Altria are now provided by PMI. As a result, new postretirement and pension plans have been established by PMI, and the related plan assets (to the extent that the benefit plans were previously funded) and liabilities have been transferred to the new plans. In addition, PMI provides health care and other benefits to certain non-U.S. retired employees. In general, health care benefits for non-U.S. retired employees are covered through local government plans.

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following (in millions):

	U.S. Plans	Non-U.S. Plans
	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2009	2009	2008
Service cost	$3	$31	$32
Interest cost	5	41	40
Expected return on plan assets	(3)	(53)	(62)
Amortization:
Net loss	1	8	2
Prior service cost		1	2
Other	4

Net periodic pension cost	$10	$28	$14

Other above was primarily related to early retirement programs.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Employer Contributions

PMI presently makes, and plans to make, contributions, to the extent that they are tax deductible, in order to maintain plan assets in excess of the accumulated benefit obligation of its funded U.S. and non-U.S. plans. Employer contributions of $203 million were made to the pension plans during the three months ended March 31, 2009. Currently, PMI anticipates making additional contributions during the remainder of 2009 of approximately $316 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Note 6. Goodwill and Other Intangible Assets, net:

Goodwill and other intangible assets, net, by segment were as follows (in millions):

	Goodwill		Other Intangible Assets, net
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
European Union	$1,371	$1,456	$674	$469
Eastern Europe, Middle East and Africa	548	648	194	200
Asia	3,286	3,387	1,145	1,188
Latin America & Canada	2,441	2,524	1,156	1,227

Total	$7,646	$8,015	$3,169	$3,084

Goodwill is due primarily to PMI’s acquisitions in Canada, Indonesia, Mexico, Greece, Serbia, Colombia and Pakistan. The movement in goodwill and the gross carrying amount of intangible assets from December 31, 2008, is as follows (in millions):

	Goodwill	Gross Intangible Assets
Balance at December 31, 2008	$8,015	$3,200
Changes due to:
Acquisitions	58	207
Currency	(427)	(114)

Balance at March 31, 2009	$7,646	$3,293

The changes from acquisitions are due to the purchase price allocation for PMI’s February 2009 purchase of the Petterøes tobacco business. For further details on acquisitions, see Note 8. Acquisitions.

Additional details of intangible assets were as follows (in millions):

	March 31, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$1,796		$1,878
Amortizable intangible assets	1,497	$124	1,322	$116

Total intangible assets	$3,293	$124	$3,200	$116

Non-amortizable intangible assets substantially consist of brand names from PMI’s acquisition in Indonesia in 2005 and Mexico in 2007. Amortizable intangible assets consist primarily of certain trademarks, distribution networks and

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

non-compete agreements associated with acquisitions. Pre-tax amortization expense for intangible assets during the three months ended March 31, 2009 and 2008 was $15 million and $9 million, respectively. Amortization expense for each of the next five years is estimated to be $70 million or less, assuming no additional transactions occur that require the amortization of intangible assets.

During the first quarter of 2009, PMI completed its annual review of goodwill and non-amortizable intangible assets, and no impairment charges were required as a result of this review.

Note 7. Financial Instruments:

Overview

PMI operates in markets outside of the United States, with manufacturing and sales facilities in various locations around the world. PMI utilizes certain financial instruments to manage foreign currency exposure. Derivative financial instruments are used by PMI, principally to reduce exposures to market risks resulting from fluctuations in foreign exchange rates by creating offsetting exposures. PMI is not a party to leveraged derivatives and, by policy, does not use derivative financial instruments for speculative purposes. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. PMI formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of the forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that the forecasted transaction will not occur, the gain or loss would be recognized in earnings currently. PMI reports its net transaction losses and its net transaction gains in marketing, administration and research costs on the condensed consolidated statements of earnings.

PMI uses forward foreign exchange contracts, foreign currency swaps and foreign currency options to mitigate its exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions. The primary currencies to which PMI is exposed include the Euro, Indonesian rupiah, Japanese yen, Mexican peso, Russian ruble, Swiss franc, Dominican peso and Turkish lira. At March 31, 2009, PMI had contracts with aggregate notional amounts of $8.7 billion. Of this amount, $1.1 billion related to cash flow hedges, $0.4 billion related to fair value hedges, $1.6 billion related to hedges of net investments in foreign operations and $5.6 billion related to other derivatives that primarily offset currency exposures on inter-company financing.

The fair value of PMI’s foreign exchange contracts as of March 31, 2009, was as follows (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Foreign exchange contracts designated as hedging instruments under SFAS No. 133	Other current assets	$116	Other accrued liabilities	$20

Foreign exchange contracts not designated as hedging instruments under SFAS No. 133	Other current assets	73	Other accrued liabilities	80

Total Derivatives		$189		$100

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Hedging activities, which represent movement in derivatives as well as the respective underlying transactions, had the following effect on PMI’s condensed consolidated statement of earnings and other comprehensive earnings for the three months ended March 31, 2009 (in millions):

Gain (Loss)	Cash Flow Hedges	Fair Value Hedges	Net Investment Hedges	Other Derivatives	Deferred Income Taxes	Total
Statement of Earnings:
Net revenues	$32	$-		$-		$32
Marketing, administration and research costs	17					17

Operating income	49					49

Interest expense, net	(18)	17		(4)		(5)

Earnings before income taxes	31	17		(4)		44
Provision for income taxes	(3)	(1)		1		(3)

Net earnings attributable to PMI	$28	$16		$(3)		$41

Other Comprehensive Earnings:

Transferred to earnings	$(31)				$3	$(28)
Recognized	80				(9)	71

Net impact	$49				$(6)	$43

Cumulative translation adjustment			$64			$64

Each type of hedging activity is described in greater detail below.

Cash Flow Hedges

PMI has entered into foreign exchange contracts and foreign currency options to hedge foreign currency exchange risk related to certain forecasted transactions. The effective portion of unrealized gains and losses associated with qualifying cash flow hedge contracts is deferred as a component of accumulated other comprehensive earnings (losses) until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. During the three months ended March 31, 2009 and 2008, ineffectiveness related to cash flow hedges was not material. As of March 31, 2009, PMI has hedged forecasted transactions for periods not exceeding the next nine months. The impact of these hedges is included in operating cash flows on PMI’s condensed consolidated statement of cash flows.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three months ended March 31, 2009, foreign exchange contracts, which were designated as cash flow hedging instruments under SFAS No. 133, impacted the condensed consolidated statement of earnings as follows (pre-tax, in millions):

Derivatives in SFAS No. 133 Cash Flow Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) on Derivative	Amount of Gain/(Loss) Recognized in Earnings on Derivative	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings on Derivative

Foreign exchange contracts					$80
			Net Revenues	$32
			Marketing, administration and research costs	17

			Interest expense, net	(18)

Total				$31	$80

Fair Value Hedges

PMI has entered into foreign exchange contracts to hedge the foreign currency exchange risk related to an inter-company loan between subsidiaries. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, is recognized in current earnings. For the three months ended March 31, 2009, ineffectiveness related to fair value hedges was not material. Gains associated with qualifying fair value hedges are recorded in the condensed consolidated statement of earnings and were $46 million for the three months ended March 31, 2009. The impact of fair value hedges is included in the operating cash flows on PMI’s condensed consolidated statement of cash flows.

For the three months ended March 31, 2009, foreign exchange contracts, which were designated as fair value hedging instruments under SFAS No. 133, impacted the condensed consolidated statement of earnings as follows (pre-tax, in millions):

Derivative in SFAS No. 133 Fair Value Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) on Derivative	Amount of Gain/(Loss) Recognized in Earnings on Derivative	Statement of Earnings Classification of Gain/(Loss) on Hedged Item	Amount of Gain/(Loss) Recognized in Earnings Attributable to the Risk Being Hedged

Foreign exchange contracts	Marketing, administration and research costs	$29	Marketing, administration and research costs	$(29)

	Interest expense, net	17	Interest expense, net

Total		$46		$(29)

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Hedges of Net Investments in Foreign Operations

PMI designates certain foreign currency denominated debt and forward exchange contracts as net investment hedges of its foreign operations. For the three months ended March 31, 2009 and 2008, these hedges of net investments resulted in gains, net of income taxes, of $187 million and $37 million, respectively. These gains were reported as a component of accumulated other comprehensive earnings (losses) within currency translation adjustments. Settlement of net investment hedges is included in other investing cash flows on PMI’s condensed consolidated statement of cash flows.

For the three months ended March 31, 2009, foreign exchange contracts, which were designated as net investment hedging instruments under SFAS No. 133, impacted the condensed consolidated statement of earnings as follows (pre-tax, in millions):

Derivatives in SFAS No. 133 Net Investment Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) on Derivative	Amount of Gain/(Loss) Recognized in Earnings on Derivative	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings on Derivative

Foreign exchange contracts		$-	Interest expense, net	$-	$64

Other Derivatives

PMI has entered into foreign exchange contracts and foreign currency swaps to hedge the foreign currency exchange risks related to inter-company loans between certain subsidiaries. While effective as economic hedges, no hedge accounting is applied for these contracts and, therefore, the unrealized gains (losses) relating to these contracts are reported in PMI’s condensed consolidated statements of earnings. For the three months ended March 31, 2009, the gains from contracts for which we did not apply hedge accounting were $419 million, which substantially offset the losses generated by the underlying inter-company loans being hedged.

As a result, for the three months ended March 31, 2009, these items affected the condensed consolidated statement of earnings as follows (pre-tax, in millions):

Derivatives not Designated as Hedging Instruments under SFAS No. 133	Statement of Earnings Classification of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Earnings

Foreign exchange contracts	Interest expense, net	$(4)

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Earnings (Losses)

Derivative gains or losses reported in accumulated other comprehensive earnings (losses) are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows (in millions):

	For the Three Months Ended March 31,
	2009	2008
Loss at beginning of period	$(68)	$(10)
Derivative (gains) losses transferred to earnings	(28)	29
Change in fair value	71	(201)

Loss as of March 31	$(25)	$(182)

At March 31, 2009, PMI expects $44 million of after-tax derivative losses reported in accumulated other comprehensive earnings (losses) to be reclassified to the condensed consolidated statement of earnings within the next twelve months. Thereafter, PMI expects the remaining $19 million of after-tax derivative gains to be reclassified to the statement of earnings. These losses and gains are expected to be substantially offset by the statement of earnings impact of the respective forecasted transactions.

Credit exposure and credit risk

PMI is exposed to credit loss in the event of non-performance by counterparties. While PMI does not anticipate non-performance, its risk is limited to the fair value of the financial instruments. PMI actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties.

Contingent features

PMI’s derivative instruments do not contain contingent features.

See Note 14. Fair Value Measurements for disclosures related to the fair value of PMI’s derivative financial instruments.

Note 8. Acquisitions:

Rothmans:

On July 31, 2008, PMI announced that it had entered into an agreement with Rothmans Inc. (“Rothmans”), which is located in Canada, to purchase, by way of a tender offer, all of the outstanding common shares of Rothmans for CAD $30 per share in cash, or CAD $2.0 billion (approximately $1.9 billion based on exchange rates prevailing at the time of the acquisition). Prior to this agreement, Rothmans’ sole holding was a 60% interest in Rothmans, Benson & Hedges Inc. (“RBH”). The remaining 40% interest in RBH was owned by PMI. In October 2008, PMI completed the acquisition of all the Rothmans shares. From January 2008 to September 2008, PMI recorded equity earnings on its equity interest in RBH. After the completion of the acquisition, Rothmans became a wholly-owned subsidiary of PMI and, as a result, PMI recorded all of Rothmans’ earnings during the fourth quarter of 2008. Rothmans contributed $52 million of incremental operating income and $23 million of incremental net earnings attributable to PMI during the first quarter of 2009.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The preliminary allocation of purchase price to Rothmans assets and liabilities at March 31, 2009 was principally as follows (in billions):

Goodwill	$1.8
Acquired cash	0.3
Inventories	0.2
Definite-lived brand names	0.4
Fixed assets	0.1
Other assets	0.1

Total assets	2.9

Short-term debt	0.2
Accrued settlement costs	0.5
Other liabilities	0.3

Total liabilities	1.0

Cash paid for Rothmans	$1.9

Liabilities assumed in the acquisition consist principally of settlement accruals, short-term debt and other liabilities. The amounts shown above represent the preliminary allocation of purchase price and are subject to revision when fixed asset and brand name appraisals have been finalized, which is expected to occur by the third quarter of 2009.

Other:

In February 2009, PMI purchased the Petterøes tobacco business. Assets purchased consist primarily of amortizable intangible assets related to brands primarily sold in Norway and Sweden.

In June 2008, PMI purchased the fine cut trademark Interval and certain other trademarks in the other tobacco products category from Imperial Tobacco Group PLC for $407 million.

The effect of these other acquisitions presented above was not material to PMI’s consolidated financial position, results of operations or operating cash flows in any of the periods presented.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9. Earnings Per Share:

Effective January 1, 2009, PMI adopted FASB Staff Position No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and therefore shall be included in the earnings per share calculation pursuant to the two-class method described in SFAS No. 128, “Earnings Per Share.” FSP 03-6-1 requires the retrospective adjustment of all prior period earnings per share data. The adoption and retrospective application of FSP 03-6-1 did not have a material impact on PMI’s basic and diluted EPS.

Basic and diluted EPS were calculated using the following (in millions):

	For the Three Months Ended March 31,
	2009	2008
Net earnings attributable to PMI	$1,476	$1,673
Less distributed and undistributed earnings attributable to share-based payment awards	(5)

Net earnings for basic and diluted EPS	$1,471	$1,673

Weighted average shares for basic EPS	1,993	2,108
Plus incremental shares from assumed conversions:
Stock options	7

Weighted average shares for diluted EPS	2,000	2,108

Note 10. Segment Reporting:

PMI’s subsidiaries and affiliates are engaged in the manufacture and sale of cigarettes and other tobacco products in markets outside of the United States of America. Reportable segments for PMI are organized and managed by geographic region. PMI’s reportable segments are European Union; Eastern Europe, Middle East and Africa; Asia; and Latin America & Canada.

PMI’s management evaluates segment performance and allocates resources based on operating companies income, which PMI defines as operating income before general corporate expenses and amortization of intangibles. Interest expense, net, and provision for income taxes are centrally managed and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by management.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Segment data were as follows (in millions):

	For the Three Months Ended March 31,
	2009	2008
Net revenues:
European Union	$6,050	$6,697
Eastern Europe, Middle East and Africa	2,831	3,283
Asia	2,857	2,976
Latin America & Canada	1,548	1,398

Net revenues	$13,286	$14,354

Earnings before income taxes:
Operating companies income:
European Union	$967	$1,167
Eastern Europe, Middle East and Africa	586	680
Asia	661	550
Latin America & Canada	155	149
Amortization of intangibles	(15)	(9)
General corporate expenses	(34)	(13)

Operating income	2,320	2,524
Interest expense, net	(158)	(75)

Earnings before income taxes	$2,162	$2,449

During the three months ended March 31, 2009 and 2008, PMI’s charges for asset impairment and exit costs affected PMI’s results from operations. See Note 2. Asset Impairment and Exit Costs, for a breakdown of asset impairment and exit costs by segment.

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

The table below lists the number of tobacco-related cases pending against us and/or our subsidiaries or indemnitees as of May 1, 2009, 2008 and 2007:

Type of Case	Number of Cases Pending as of May 1, 2009	Number of Cases Pending as of May 1, 2008	Number of Cases Pending as of May 1, 2007

Individual Smoking and Health Cases	121	129	135

Smoking and Health Class Actions	5 (1)	3	2

Health Care Cost Recovery Actions	10	9	3

Lights Class Actions	3	2	2

Individual Lights Cases (small claims court)(2)	2,010	2,013	16

Public civil actions	12	8	6

(1)	Increase of two cases at May 1, 2009 due to the acquisition of Rothmans Inc. in Canada.

(2)	The 2,010 cases are all pending in small claims courts in Italy where the maximum damage award claimed is approximately one thousand Euros per case.

Since 1995, when the first tobacco-related litigation was filed against a PMI entity, approximately 302 Smoking and Health, Lights, Health Care Cost Recovery cases and Public Civil Actions in which we and/or one of our subsidiaries and indemnitees was a defendant have been terminated in our favor. Eight cases have had decisions in favor of plaintiffs. Five of these cases have subsequently reached final resolution in our favor, one has been annulled and returned to the trial court for further proceedings, and two remain on appeal. To date, we have paid total judgments including costs of approximately six thousand Euros. These payments were made in order to appeal three Italian small claims cases, two of which were subsequently reversed on appeal and one of which remains on appeal. To date, no tobacco-related case has been finally resolved in favor of a plaintiff against us, our subsidiaries or indemnitees.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below lists the verdicts and post-trial developments in the two pending cases (excluding one individual case on appeal from Italian small claims court) in which verdicts were returned in favor of plaintiffs:

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
February 2004	Brazil/ADESF	Class Action	The Civil Court of São Paulo found defendants liable without hearing evidence. The court did not assess moral or actual damages, which were to be assessed in a second phase of the case. The size of the class was not defined in the ruling.	In April 2004, the court clarified its ruling, awarding “moral damages” of R$1,000 (approximately $452) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class still has not been estimated. Defendants appealed to the São Paulo Court of Appeals, and the case, including the execution of the judgment, was stayed pending appeal. On November 12, 2008, the São Paulo Court of Appeals annulled the ruling finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In addition, the defendants have filed a constitutional appeal to the Federal Supreme Court on the basis that the plaintiff did not have standing to bring the lawsuit. This appeal is still pending.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
October 2003	Brazil/Da Silva	Individual Smoking and Health	The Court of Appeal of Rio Grande do Sul reversed the trial court ruling in favor of Philip Morris Brasil and awarded plaintiffs R$768,000 (approximately $347,000).	In December 2004, a larger panel of the Court of Appeal of Rio Grande do Sul overturned the adverse decision. Plaintiff has appealed to the Supreme Court. The appeal is pending.

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

As of May 1, 2009, there were a number of smoking and health cases pending against our subsidiaries or indemnitees, as follows:

•

121 cases brought by individual plaintiffs against our subsidiaries (119) or indemnitees (2) in Argentina (43), Australia (2), Brazil (51), Canada (1), Chile (10), Costa Rica (1), Finland (2), Greece (1), Israel (1), Italy (5), Japan (1), the Philippines (1), Poland (1), and Scotland (1), compared with 129 such cases on May 1, 2008, and 135 cases on May 1, 2007; and

•

5 cases brought on behalf of classes of individual plaintiffs against our subsidiaries in Brazil (2), Bulgaria (1) and Canada (2), compared with 3 such cases on May 1, 2008, and 2 such cases on May 1, 2007.

In the individual cases in Finland, our two indemnitees (our former licensees now known as Amer Sports Corporation and Amerintie 1 Oy) and another member of the industry are defendants. Plaintiffs allege personal injuries as a result of smoking. All three cases were tried together before the District Court of Helsinki. Trial began in March 2008 and concluded in May 2008. In October 2008, the District Court issued decisions in favor of defendants in all three cases. Plaintiffs filed appeals. One of the three plaintiffs has since withdrawn her appeal, making the District Court’s decision in favor of the defendant final. The other two plaintiffs continue to pursue their appeals. The appellate hearing, which is essentially a re-trial of these cases before the Appellate Court, is currently scheduled to start on August 31, 2009.

In the first class action pending in Brazil, The Smoker Health Defense Association (ADESF) v. Souza Cruz, S.A. and Philip Morris Marketing, S.A., Nineteenth Lower Civil Court of the Central Courts of the Judiciary District of São Paulo, Brazil, filed July 25, 1995, our subsidiary and another member of the industry are defendants. The plaintiff, a consumer organization, is seeking damages for smokers and former smokers, and injunctive relief. In February 2004, the trial court found defendants liable without hearing evidence. The court did not assess moral or actual damages, which were to be assessed in a second phase of the case. The size of the class was not defined in the ruling. In April 2004, the court clarified its ruling, awarding “moral damages” of R$1,000 (approximately $452) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class still has not been estimated. Defendants appealed to the São Paulo Court of Appeals, and the case, including the execution of the judgment, was stayed pending appeal. In November 2008, the São Paulo Court of Appeals annulled the ruling finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

proceedings. In addition, the defendants have filed a constitutional appeal to the Federal Supreme Court on the basis that the consumer association did not have standing to bring the lawsuit. This appeal is still pending.

In the second class action pending in Brazil, Public Prosecutor of São Paulo v. Philip Morris Brasil Industria e Comercio Ltda, Civil Court of the City of São Paulo, Brazil, filed August 6, 2007, our subsidiary is a defendant. The plaintiff, the Public Prosecutor of the State of São Paulo, is seeking (1) unspecified damages on behalf of all smokers nationwide, former smokers, and their relatives; (2) unspecified damages on behalf of people exposed to environmental tobacco smoke (“ETS”) nationwide, and their relatives; and (3) reimbursement of the health care costs allegedly incurred for the treatment of tobacco-related diseases by all 26 States, approximately 5,000 Municipalities, and the Federal District. In an interim ruling issued in December 2007, the trial court limited the scope of this claim to the State of São Paulo only. Our subsidiary was served with the claim in February 2008, and filed its answer to the complaint in March 2008. In December 2008, the trial court issued a decision declaring that it lacked jurisdiction and transferred the case to the Nineteenth Lower Civil Court in São Paulo where the ADESF case discussed above is pending.

In the class action in Bulgaria, Yochkolovski v. Sofia BT AD, et al., Sofia City Court, Bulgaria, filed March 12, 2008, our subsidiaries and other members of the industry are defendants. The plaintiff brought a collective claim on behalf of classes of (1) smokers who were allegedly misled by tar and nicotine yields and (2) minors who were allegedly misled by marketing. Plaintiff seeks damages for economic loss, pain and suffering, medical treatment, and withdrawal from the market of all cigarettes that allegedly do not comply with tar and nicotine labeling requirements. The court dismissed the youth marketing claims, and plaintiff appealed that decision. The court also has ordered plaintiff to provide additional evidence in support of the remaining claims. Our subsidiaries have not been served with the complaint.

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

In the second class action pending in Canada, Conseil Quebecois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, our subsidiary and two other Canadian manufacturers are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, are seeking compensatory and unspecified punitive damages for each member of the class who suffers from certain smoking-related diseases. The class was certified in 2005. Discovery is ongoing; no trial date has been set.

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

As of May 1, 2009, there were a total of 10 health care cost recovery cases pending against us, our subsidiaries or indemnitees, compared with 9 such cases on May 1, 2008, and 3 such cases on May 1, 2007, as follows:

•	3 cases brought against us, our subsidiaries and our indemnitees in Canada (2) and in Israel (1); and

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•	7 cases brought in Nigeria (6) and Spain (1) against our subsidiaries.

In the first health care cost recovery case pending in Canada, Her Majesty the Queen in Right of British Columbia v. Imperial Tobacco Limited, et al., Supreme Court, British Columbia, Vancouver Registry, Canada, filed January 24, 2001, we, our subsidiary, our indemnitee (PM USA), and other members of the industry are defendants. The plaintiff, the government of the province of British Columbia, brought a claim based upon legislation enacted by the province authorizing the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, resulting from a “tobacco related wrong.” The Supreme Court has held that the statute is constitutional. We and certain other non-Canadian defendants challenged the jurisdiction of the court. The court rejected the jurisdictional challenge and the case is in the early stages of litigation. At the request of the parties, the trial date scheduled for September 2010 has been cancelled. No new trial date has been set. Discovery is ongoing.

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

In the sixth case in Nigeria, The Attorney General of Ogun State v. British American Tobacco (Nigeria) Limited, et al., High Court of Ogun State, Abeokuta, Nigeria, filed February 26, 2008, our subsidiary and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. Our subsidiary was served with notice of the claim in December 2008, but is contesting service.

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

Lights Cases: These cases, brought by individual plaintiffs, or on behalf of a class of individual plaintiffs, allege that the use of the term “lights” constitutes fraudulent and misleading conduct. Plaintiffs’ allegations of liability in these cases are based on various theories of recovery including misrepresentation, deception, and breach of consumer protection laws. Plaintiffs seek various forms of relief including restitution, injunctive relief, and compensatory and other damages. Defenses raised include lack of causation, lack of reliance, assumption of the risk, and statute of limitations.

As of May 1, 2009, there were a number of lights cases pending against our subsidiaries or indemnitees, as follows:

•	3 cases brought on behalf of various classes of individual plaintiffs (some overlapping) in Israel, compared with 2 such cases on May 1, 2008 and May 1, 2007;

•

2,010 cases brought by individuals against our subsidiaries in the equivalent of small claims courts in Italy where the maximum damages claimed are approximately one thousand Euros per case, compared with 2,013 such cases on May 1, 2008, and 16 such cases on May 1, 2007.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In one class action pending in Israel, El-Roy, et al. v. Philip Morris Incorporated, et al., District Court of Tel-Aviv/Jaffa, Israel, filed January 18, 2004, our subsidiary and our indemnitees (PM USA and our former importer Menache H. Eliachar Ltd.) are defendants. The plaintiffs filed a purported class action claiming that the class members were misled by the descriptor “lights” into believing that Lights cigarettes are safer than full flavor cigarettes. The claim seeks recovery of the purchase price of Lights cigarettes and compensation for distress for each class member. Hearings took place in November and December 2008 regarding whether the case meets the legal requirements necessary to allow it to proceed as a class action. The parties will now file final briefs on class certification.

The claims in a second class action pending in Israel, Navon, et al. v. Philip Morris Products USA, et al., District Court of Tel-Aviv/Jaffa, Israel, filed December 5, 2004, against our indemnitee (our distributor M.H. Eliashar Distribution Ltd.) and other members of the industry are similar to those in El-Roy, and the case is currently stayed pending a ruling on class certification in El-Roy.

In the third class action pending in Israel, Numberg, et al. v. Philip Morris Products S.A., et al., District Court of Tel Aviv/Jaffa, Israel, filed May 19, 2008, our subsidiaries and our indemnitee (our distributor M.H. Eliashar Distribution Ltd.) and other members of the industry are defendants. The plaintiffs filed a purported class action claiming that the class members were misled by pack colors, terms such as “slims” or “super slims” or “blue,” and text describing tar and nicotine yields. Plaintiffs allege that these pack features misled consumers to believe that the cigarettes with those descriptors are safer than full flavor cigarettes. Plaintiffs seek recovery of the price of the brands at issue that were purchased from December 31, 2004 to the date of filing of the claim. They also seek compensation for mental anguish, punitive damages and injunctive relief. Our subsidiaries and our indemnitee have been served with the claim. Defendants filed their oppositions to class certification in March 2009.

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

As of May 1, 2009, there were 12 public civil actions pending against our subsidiaries in Argentina (1), Brazil (3), Colombia (7) and Venezuela (1), compared with 8 such cases on May 1, 2008, and 6 such cases on May 1, 2007.

In the public civil action in Argentina, Asociación Argentina de Derecho de Danos v. Massalin Particulares S.A., et al., Civil Court of Buenos Aires, Argentina, filed February 26, 2007, our subsidiary and another member of the industry are defendants. The plaintiff, a consumer association, seeks the establishment of a relief fund for reimbursement of medical costs associated with diseases allegedly caused by smoking. Our subsidiary filed its answer in September 2007.

In the first public civil action in Brazil, Osorio v. Philip Morris Brasil Industria e Comercio Ltda., et al., Federal Court of São Paulo, Brazil, filed September 2003, our subsidiary, another member of the industry and various government entities are defendants. The plaintiff seeks a ban on the production and sale of cigarettes on the grounds that they are harmful to health and cause the government to spend money on health care. Plaintiff alleges that smoking violates the Brazilian constitutional right to health, that smokers have no free will because they are addicted, and that ETS is harmful. Plaintiff seeks the suspension of the defendants’ licenses to manufacture cigarettes, the revocation of any import licenses for tobacco-related products, the collection of all tobacco-containing products from the market, and a daily fine amounting to R$1 million (approximately $452,000) for any violation of the injunction order. Our subsidiary filed its answer in June 2004.

In the second public civil action in Brazil, Associacao dos Consumidores Explorados do Distrito Federal v. Sampoerna Tabacos America Latina Ltda., State Trial Court of Brasilia, Brazil, filed April 18, 2006, our subsidiary is a defendant. The plaintiff, a consumer association, seeks a ban on the production and sale of cigarettes on the

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

grounds that they are harmful to health. Plaintiff’s complaint also requests that a fine amounting to R$1 million (approximately $452,000) per day be imposed should the ban be granted and defendant continue to produce or sell cigarettes. Our subsidiary filed its answer in May 2006. The trial court dismissed the case in November 2007. Plaintiff appealed. In November 2008, the appellate court affirmed the trial court’s dismissal. Plaintiff has filed a further appeal.

In the third public civil action pending in Brazil, The Brazilian Association for the Defense of Consumer Health (SAUDECON) v. Philip Morris Brasil Industria e Comercio Ltd and Souza Cruz S.A., Civil Court of City of Porto Alegre, Brazil, filed November 3, 2008, our subsidiary is a defendant. The plaintiff, a consumer organization, is asking the court to establish a fund that will be used to provide treatment, for a minimum of two years, to smokers who claim to be addicted and who do not otherwise have access to smoking cessation treatment. Plaintiff requests that each defendant’s liability be determined according to its market share. Our subsidiary filed its answer in January 2009.

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

In the third public civil action in Colombia, Morales v. Philip Morris Colombia S.A. and Colombian Government, Administrative Court of Bogotá, Colombia, filed February 12, 2007, our subsidiary and a government entity are defendants. The plaintiff alleges violations of the collective right to a healthy environment, public health rights, and the rights of consumers, and that the government failed to protect those rights. Plaintiff seeks various monetary damages and other relief, including a ban on descriptors and a ban on cigarette advertising. Our subsidiary filed its answer in March 2007.

In the fourth public civil action in Colombia, Morales, et al. v. Coltabaco (Morales II), Civil Court of Bogotá, Colombia, filed February 5, 2008, our subsidiary, which was served in June 2008, is a defendant. The plaintiffs allege misleading advertising, product defect, failure to inform, and the targeting of minors in advertising and marketing. Plaintiffs seek various monetary relief including a percentage of the costs incurred by the state each year for treating tobacco-related illnesses to be paid to the Ministry of Social Protection (from the date of incorporation of Coltabaco). After this initial payment, plaintiffs seek a fixed annual contribution to the government of $50 million. Plaintiffs also request that a statutory incentive award be paid to them for filing the claim. Our subsidiary filed its answer in July 2008.

In the fifth public civil action in Colombia, Morales, et al. v. Productora Tabacalera de Colombia S.A. (Protabaco), et al., (Morales III), Administrative Court of Bogotá, Colombia, filed December 19, 2007, two of our subsidiaries, which were served in July and August 2008, other members of the industry, and various government entities are defendants. The plaintiffs’ claims are identical to those in Morales II, above. Our subsidiaries filed their answers in August 2008.

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

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Plaintiff asks the court to order our subsidiary to immediately cease manufacture and/or distribution of cigarettes until information on ingredients and toxicity is included on packs. Our subsidiary filed its answer in January 2009.

In the public civil action in Venezuela, Federation of Consumers and Users Associations (FEVACU), et al. v. National Assembly of Venezuela and the Venezuelan Ministry of Health, Constitutional Chamber of the Venezuelan Supreme Court, filed April 29, 2008, we were not named as a defendant, the plaintiff published a notice pursuant to court order, notifying all interested parties to appear in the case. In January 2009, our subsidiary appeared in the case in response to this notice. The plaintiffs purport to represent the right to health of the citizens of Venezuela and claims that the government failed to protect adequately its citizens’ right to health. The claim asks the court to order the government to enact stricter regulations on the manufacture and sale of tobacco products. In addition, the plaintiffs ask the court to order companies involved in the tobacco industry to allocate a percentage of their “sales or benefits” to establish a fund to pay for the health care costs of treating smoking-related diseases. In October 2008, the court ruled that plaintiffs have standing to file the claim and that the claim meets the threshold admissibility requirements.

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

Guarantees

At March 31, 2009, PMI’s third-party guarantees, which are primarily related to excise taxes, were $44 million, of which $40 million have no specific expiration dates. The remainder ($4 million) expires through 2012, with no guarantees expiring through March 31, 2010. PMI is required to perform under these guarantees in the event that a third party fails to make contractual payments. PMI does not have a liability on its condensed consolidated balance sheet at March 31, 2009, as the fair value of these guarantees is insignificant due to the fact that the probability of future payments under these guarantees is remote.

Under the terms of the Distribution Agreement between Altria and PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. PMI does not have a liability recorded on its balance sheet at March 31, 2009, as the fair value of this indemnification is insignificant since the probability of future payments under this indemnification is remote.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12. Income Taxes:

PMI accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Income tax provisions for jurisdictions outside the United States, as well as state and local income tax provisions, were determined on a separate company basis and the related assets and liabilities were recorded in PMI’s condensed consolidated balance sheets.

PMI’s effective tax rate for the three months ended March 31, 2009 was 29.8%. The effective tax rate is based on PMI’s full year geographical earnings mix projections and cash repatriation plans. Changes in earnings mix or in cash repatriation plans could have an impact on the effective tax rates which PMI monitors each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

Note 13. Indebtedness:

Long-Term Debt:

At March 31, 2009 and December 31, 2008, PMI’s long-term debt consisted of the following (in millions):

	March 31, 2009	December 31, 2008
Short-term borrowings, reclassified as long-term debt	$-	$1,020
Notes, 4.875% to 6.875% (average interest rate 5.796%), due through 2038	7,195	7,193
Foreign currency obligations:
Euro notes payable (average interest rate 5.240%), due through 2016	4,911	2,484
Swiss Franc notes payable (average interest rate 3.624%), due through 2013	868	473
Other (average interest rate 4.678%), due through 2014	361	416

	13,335	11,586
Less current portion of long-term debt	(191)	(209)

	$13,144	$11,377

In March 2009, PMI issued Euro 2.0 billion (approximately $2.6 billion) of notes. The Euro notes bear the following terms:

•	Euro 1.25 billion total principal due March 2012 at a fixed interest rate of 4.250%.

•	Euro 750 million total principal due March 2016 at a fixed interest rate of 5.750%.

In March 2009, PMI also issued CHF 500 million (approximately $431 million) of 3.250% bonds, due in March 2013.

The net proceeds of these offerings are being used for general corporate purposes.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 14. Fair Value Measurements:

On January 1, 2008, PMI adopted SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The aggregate fair value of PMI’s derivative financial instruments as of March 31, 2009, was as follows (in millions):

	For the Three Months Ended March 31, 2009	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivatives - Assets	$189	$-	$189	$-

Derivatives - Liabilities	$100	$-	$100	$-

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 15. Accumulated Other Comprehensive Earnings (Losses):

PMI’s accumulated other comprehensive earnings (losses) consisted of the following (in millions):

	Currency Translation Adjustments	Pension and Other Benefits	Derivatives Accounted for as Hedges	Debt and Equity Securities	Total Accumulated Other Comprehensive Earnings (Losses)

Balances, January 1, 2008	$1,798	$(100)	$(10)	$-	$1,688
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments	(2,566)				(2,566)
Change in net loss and prior service cost, net of income taxes of $257		(1,344)			(1,344)
Change in fair value of derivatives accounted for as hedges, net of income taxes of $6			(58)		(58)
Change in fair value of debt and equity securities				(1)	(1)

Balances, December 31, 2008	(768)	(1,444)	(68)	(1)	(2,281)

Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments	(745)				(745)
Change in net loss and prior service cost, net of income taxes of $4		14			14
Change in fair value of derivatives accounted for as hedges, net of income taxes of $6			43		43

Balances, March 31, 2009	$(1,513)	$(1,430)	$(25)	$(1)	$(2,969)

Note 16. New Accounting Standards:

As previously discussed in Note 9. Earnings Per Share, PMI adopted FSP 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”

Effective January 1, 2009, PMI adopted SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 changed the reporting for minority interest by requiring that noncontrolling interests be reported within equity. Additionally, SFAS 160 requires that any transaction between an entity and a noncontrolling interest be accounted for as an equity transaction. SFAS 160 has been applied prospectively, except for the presentation and disclosure requirements which have been adjusted retrospectively for all periods presented.

Effective January 1, 2009, PMI adopted SFAS No. 141 (Revised 2007) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires the recognition of assets acquired, liabilities assumed and any noncontrolling interest in the acquiree to be measured at fair value as of the acquisition date. Additionally, costs incurred to effect the acquisition are to be recognized separately from the acquisition and expensed as incurred.

Effective January 1, 2009, PMI adopted SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

activities. SFAS 161 requires disclosures about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect the company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. PMI has amended its disclosures accordingly.

The adoption of these new accounting standards did not have a material impact on PMI’s consolidated financial position, results of operations or cash flows.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Our Company

We are a holding company whose subsidiaries and affiliates, and their licensees, are engaged in the manufacture and sale of cigarettes and other tobacco products in markets outside the United States of America. We manage our business in four segments:

•	European Union;
•	Eastern Europe, Middle East and Africa (“EEMA”);
•	Asia; and
•	Latin America & Canada.

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

Our marketing, administration and research costs include the costs of marketing our products, other costs generally not related to the manufacture of our products (including general corporate expenses), and costs incurred to develop new products. The most significant components of our marketing, administration and research costs are selling and marketing expenses, which relate to the cost of our sales force as well as to the advertising and promotion of our products.

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

As discussed in Note 1. Background and Basis of Presentation of our 2008 audited consolidated financial statements and related notes, which are incorporated by reference into our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”), certain of our subsidiaries prior to 2008 reported their results up to ten days before the end of December, rather than on December 31. During 2008, these subsidiaries moved to a December 31, 2008 closing date, which impacted the first quarter and fourth quarter results of previous periods. As a result, certain amounts in the first quarter of 2008 have been revised to reflect this change. The impact of this change resulted in a decrease in net earnings attributable to PMI and diluted earnings per share (“diluted EPS”) of $194 million and $0.10, respectively, in the first quarter of 2008.

Separation from Altria Group, Inc.

As discussed in the 2008 Form 10-K, prior to March 28, 2008, we were a wholly-owned subsidiary of Altria Group, Inc. (“Altria”). On January 30, 2008, the Altria Board of Directors announced Altria’s plans to spin off all of its interest in PMI to Altria’s stockholders in a tax-free distribution pursuant to Section 355 of the U.S. Internal Revenue Code. The distribution of all of the PMI shares owned by Altria (the “Spin-off”) was made on March 28, 2008 (the “Distribution Date”) to stockholders of record as of the close of business on March 19, 2008 (the “Record Date”). Altria distributed one share of our common stock for each share of Altria common stock outstanding on the Record Date.

For additional information regarding our transactions with Altria Group, Inc. and affiliates after the Spin-off, see Note 3. Transactions with Altria Group, Inc.

Executive Summary

The following executive summary is intended to provide you with the significant highlights from the Discussion and Analysis that follows.

Consolidated Operating Results for the Three Months Ended March 31, 2009 – The changes in our reported net earnings attributable to PMI and diluted EPS for the three months ended March 31, 2009, from the comparable 2008 amounts, were as follows (in millions, except per share data):

	Reported
	Net Earnings Attributable to PMI	Diluted EPS
For the three months ended March 31, 2008	$1,673	$0.79

2008 Asset impairment and exit costs	19	0.01
2009 Asset impairment and exit costs	(1)

Currency	(324)	(0.15)
Interest	(58)	(0.03)
Change in tax rate	(8)
Impact of lower shares outstanding and share-based payments		0.04
Operations	175	0.08

For the three months ended March 31, 2009	$1,476	$0.74

See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Asset Impairment and Exit Costs – We recorded pre-tax asset impairment and exit costs primarily related to the streamlining of various administrative functions and operations. During the three months ended March 31, 2009, we recorded pre-tax asset impairment and exit costs of $1 million ($0.7 million after-tax). During the three months ended March 31, 2008, we recorded pre-tax asset impairment and exit costs of $23 million ($19 million after-tax). For further details, see Note 2. Asset Impairment and Exit Costs to the Condensed Consolidated Financial Statements.

Currency – The unfavorable currency impact is due primarily to the strengthening of the U.S. dollar versus the Euro, the Australian dollar and many emerging market currencies, in particular the Indonesian rupiah, Mexican peso, Russian ruble, Turkish lira and Ukrainian hryvnia. This impact was partially offset by the weakness of the U.S. dollar versus the Japanese yen.

Interest – The unfavorable impact of interest was due primarily to higher average debt levels.

Lower shares outstanding and share-based payments – The favorable impact of lower shares outstanding and share-based payments was due primarily to the repurchases of our common stock pursuant to the $13.0 billion two-year share repurchase program (36.7 million shares repurchased at a cost of $1.3 billion), partially offset by share issuances to satisfy stock awards (2.4 million shares).

Income taxes – Our effective income tax rate for the three months ended March 31, 2009 increased 0.2 percentage points to 29.8%.

Operations – The increase in our operations reflected in the table above was due primarily to the following:

•	Eastern Europe, Middle East and Africa. Higher income due primarily to higher pricing, partially offset by lower volume/mix and higher marketing, administration and research costs; and

•	Asia. Higher income due primarily to higher pricing and higher volume/mix, partially offset by higher marketing, administration and research costs;

partially offset by:

•	European Union. Lower income due primarily to lower volume/mix and higher marketing, administration and research costs, partially offset by higher pricing; and

•	Latin America & Canada. Lower income due primarily to lower volume/mix and higher marketing, administration and research costs, partially offset by higher pricing.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2009 Forecasted Results – On April 23, 2009, we reaffirmed our forecast for 2009 full-year diluted EPS of $2.85 to $3.00. Excluding currency, diluted EPS is projected to increase by 10%-14%. This guidance excludes the impact of any potential future acquisitions, asset impairment and exit cost charges, and any unusual events. The factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast.

Discussion and Analysis

Consolidated Operating Results

See pages 56-60 for a discussion of our Cautionary Factors That May Affect Future Results. Our cigarette volume, net revenues, excise taxes on products and operating companies income by segment were as follows (in millions):

	For the Three Months Ended March 31,
	2009	2008

Cigarette volume:
European Union	54,940	57,051
Eastern Europe, Middle East and Africa	67,678	67,874
Asia	56,768	55,562
Latin America & Canada	23,989	22,980

Total cigarette volume	203,375	203,467

Net revenues:
European Union	$6,050	$6,697
Eastern Europe, Middle East and Africa	2,831	3,283
Asia	2,857	2,976
Latin America & Canada	1,548	1,398

Net revenues	$13,286	$14,354

Excise taxes on products:
European Union	$4,063	$4,451
Eastern Europe, Middle East and Africa	1,379	1,621
Asia	1,267	1,473
Latin America & Canada	980	888

Excise taxes on products	$7,689	$8,433

Operating income:
Operating companies income:
European Union	$967	$1,167
Eastern Europe, Middle East and Africa	586	680
Asia	661	550
Latin America & Canada	155	149
Amortization of intangibles	(15)	(9)
General corporate expenses	(34)	(13)

Operating income	$2,320	$2,524

As discussed in Note 10. Segment Reporting, we evaluate segment performance and allocate resources based on operating companies income, which we define as operating income before general corporate expenses and amortization of intangibles. We believe it is appropriate to disclose this measure to help investors analyze the business performance and trends of our various business segments.

Consolidated Operating Results for the Three Months Ended March 31, 2009

The following discussion compares our consolidated operating results for the three months ended March 31, 2009, with the three months ended March 31, 2008.

Our cigarette volume of 203.4 billion units was unchanged, with gains in Asia, driven by Indonesia and Korea, and Latin America & Canada, offset by declines primarily in the European Union, particularly in Italy and Poland. Excluding acquisitions, our cigarette shipment volume was down 1.1%. However, excluding the impact of one additional selling day in 2008 attributable to the leap year, our cigarette shipment volume excluding acquisitions was essentially flat.

We achieved market share gains in a number of markets, including Algeria, Argentina, Austria, Belgium, Brazil, Bulgaria, the Dominican Republic, Egypt, Hungary, Korea, Mexico, the Netherlands, the Philippines, Romania, Russia, Turkey and Ukraine.

Despite growth in Asia, total cigarette shipments of Marlboro of 71.1 billion units were down 2.4%, primarily due to market declines in the European Union and EEMA, a 0.4 market share point erosion in the European Union, a reduction in our Duty Free volume, reflecting the unfavorable impact of the global economy on travel, and a softening of the premium segment in Russia. Total cigarette shipments of L&M of 21.5 billion units were down 0.5%, with slight growth in Asia offset by a decline in other regions. Driven by an increase in shipments in the European Union, total cigarette shipments of Chesterfield grew 0.4%. Total cigarette shipments of Parliament also recorded growth, up 5.9%, with gains in EEMA and Asia. Total cigarette shipments of Virginia Slims declined 3.2%.

Total shipment volume of other tobacco products (in cigarette equivalent units) surged 39.4%, fueled by strong growth in France and Poland. Excluding acquisitions, shipment volume of other tobacco products was up 12.9%. Total shipment volume for cigarettes and other tobacco products was up 0.5%, and down 0.9% excluding acquisitions.

Net revenues, which include excise taxes billed to customers, decreased $1.1 billion or 7.4%. Excluding excise taxes, net revenues decreased $324 million or 5.5% to $5.6 billion. This decrease was due to unfavorable currency ($697 million) and lower volume/mix ($125 million), partially offset by net price increases ($358 million) and the impact of acquisitions ($140 million).

Excise taxes on products decreased $744 million (8.8%), due primarily to currency movements ($1.4 billion), partially offset by higher excise tax rates ($601 million) and acquisitions. As discussed under the caption “Business Environment,” governments have consistently increased excise taxes in most of the markets in which we operate. We expect excise taxes to continue to increase.

Cost of sales decreased $210 million (9.6%), due primarily to currency movements ($243 million), partially offset by the impact of acquisitions ($43 million).

Marketing, administration and research costs increased $106 million (9.0%), due primarily to higher marketing and sales expenses ($86 million), acquisitions ($31 million), higher general and administrative expenses ($25 million) and higher general corporate expenses ($21 million), partially offset by currency ($54 million).

Operating income decreased $204 million or 8.1%. This decrease was due primarily to unfavorable currency ($399 million), lower volume/mix ($109 million) and higher marketing, administration and research costs. These decreases were partially offset by net price increases ($358 million), the impact of acquisitions ($66 million) and lower asset impairment and exit costs ($22 million).

Currency movements decreased net revenues by $2.1 billion ($697 million, after excluding the impact of currency movements on excise taxes) and operating income by $399 million. These decreases were due primarily to the strengthening of the U.S. dollar versus the Euro, the Australian dollar and many emerging market currencies, in particular the Indonesian rupiah, Mexican peso, Russian ruble, Turkish lira and Ukrainian hryvnia. This impact was partially offset by the weakness of the U.S. dollar versus the Japanese yen.

Interest expense, net, of $158 million increased $83 million, due primarily to higher average debt levels.

Our effective tax rate increased 0.2 percentage points to 29.8%. The tax rate is based on our full year geographic earnings mix projections and cash repatriation plans. Changes in our earnings mix or in cash repatriation plans could have an impact on the effective tax rate which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

Net earnings attributable to PMI of $1.5 billion decreased $197 million or 11.8%. This decrease was due primarily to lower operating income (attributable to unfavorable currency, partially offset by higher results from operations) and higher interest expense, net. Diluted and basic EPS of $0.74 decreased by $0.05, or 6.3%, reflecting unfavorable currency of $0.15, partially offset by higher results from operations of $0.08.

Operating Results by Business Segment

Business Environment

Taxes, Legislation, Regulation and Other Matters Regarding the Manufacture, Marketing, Sale and Use of Tobacco Products

The tobacco industry faces a number of challenges that may adversely affect our business, volume, results of operations, cash flows and financial position. These challenges, which are discussed below and in “Cautionary Factors That May Affect Future Results,” include:

•	actual and proposed tobacco legislation and regulation;

•	actual and proposed excise tax increases as well as changes in excise tax structures;

•	price gaps and changes in price gaps between premium and lower price brands;

•	the diminishing prevalence of smoking;

•	increased efforts by tobacco control advocates to further restrict smoking;

•	pending and threatened litigation as discussed in Note 11. Contingencies;

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

Tax increases and discriminatory tax structures are expected to continue to have an adverse impact on our sales of cigarettes, due to lower consumption levels and to a shift in consumer purchases from the premium to non-premium or discount segments or other low-price or low-taxed tobacco products such as fine-cut tobacco products and/or counterfeit and contraband products.

Minimum Retail Selling Price Laws: Several EU Member States (Austria, France, Ireland, and Italy) have enacted laws establishing a minimum retail selling price for cigarettes and, in some cases, other tobacco products. The European Commission has filed actions against these Member States in the European Court of Justice claiming that these countries’ minimum retail selling price systems infringed EU law. Although it is not possible to predict when the court will issue a final ruling, based on prior proceedings in similar actions, a ruling could be expected by the end of 2009. Should the European Commission prevail in the European Court of Justice, excise tax levels and/or price gaps in those markets could be adversely affected.

Framework Convention on Tobacco Control: The World Health Organization’s Framework Convention for Tobacco Control (“FCTC”) entered into force on February 27, 2005. As of May 2009, 163 countries, as well as the European Community, have become Parties to the FCTC. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and, in certain instances, requires) Parties to have in place or enact legislation that would:

•	establish specific actions to prevent youth smoking;

•	restrict and/or eliminate all tobacco product advertising, marketing, promotions and sponsorships;

•	initiate public education campaigns to inform the public about the health consequences of smoking and the benefits of quitting;

•	implement regulations imposing product testing, disclosure and performance standards;

•	impose health warning requirements on packaging;

•	adopt measures that would eliminate cigarette smuggling and counterfeit cigarettes;

•	restrict smoking in public places;

•	implement public health-based fiscal policies (tax and price increases);

•	adopt and implement measures that ensure that packaging and labeling, including descriptive terms, do not create the false impression that one brand of cigarettes is safer than another;

•	phase out or restrict duty-free tobacco sales; and

•	encourage litigation against tobacco product manufacturers.

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

In November 2008, the Conference of the Parties, the governing body of the FCTC, adopted Guidelines that provide non-binding recommendations to the Parties supplementing specific Articles of the Treaty, including details on tobacco packaging, labeling and marketing. Several of the recommendations in the Guidelines, such as limiting tobacco industry involvement in the development of tobacco policy and regulations, plain packaging, point of sale display bans, a ban on the use of colors in packaging, and a ban on all forms of communications to adult smokers, reflect extreme applications of the provisions of the Treaty, many of which are punitive measures against the tobacco industry and are untethered to public health objectives. If governments choose to implement these recommendations, they may adversely affect our business, volume, results of operations, cash flows and financial position. It is not possible to predict whether or to what extent the Guidelines will be adopted by governments.

Tar and Nicotine Test Methods and Brand Descriptors: A number of public health organizations throughout the world, including WHO, have determined that the existing International Standards Organization (“ISO”) machine-based methods for measuring tar and nicotine yields provide misleading information about tar and nicotine deliveries, and that the ISO-based numbers should not be displayed. We have expressed the view that ISO numbers do not accurately reflect human smoking, and we therefore supported WHO’s initial recommendation to supplement the ISO test method with the more intensive Health Canada method. The Health Canada method blocks ventilation holes, increases the puffs taken per minute and the volume of smoke in each puff. We believe that a combination of the two methods would better illustrate the wide variability in the delivery of tar, nicotine and carbon monoxide, depending upon how an individual smokes a cigarette. Subsequently, WHO withdrew its support for requiring a range of deliveries. Recently, the WHO’s Study Group on Tobacco Regulation (“TobReg”) (its expert committee on regulation) and the Conference of the Parties Working Group on tobacco regulation have recommended the Health

Canada method for testing smoke constituent yields. Both the WHO and the Conference of the Parties Working Group continue to recommend that yields of tar, nicotine, carbon monoxide and other constituents should not be disclosed to consumers.

In light of public health concerns about the limitations of current machine measurement methodologies, governments and public health organizations have increasingly prohibited the use of descriptors such as “light,” “mild” and “low tar.” Many countries, including the entire EU, prohibit or are in the process of prohibiting descriptors such as “lights.” The FCTC requires the Parties to adopt and implement measures to ensure that tobacco product packaging and labeling, including descriptive terms, do not create “the false impression that a particular tobacco product is less harmful than other tobacco products.” In most countries where descriptors are banned, tar, nicotine and carbon monoxide yields are still required to be printed on packs of cigarettes. We believe that it is inconsistent to ban descriptors while also mandating the printing of tar, nicotine and carbon monoxide yields on packs. Thus, we have agreed with public health advocates that governments should prohibit the printing of tar, nicotine and carbon monoxide yields on packs of cigarettes. Alternatively, consistent with our support of requiring testing using both the ISO and Health Canada test methods, we would support requiring the printing of both yields which would reflect a range of smoke intake.

Some public health advocates and governments have called for a ban or restriction on the use of colors which they claim are also used to signify that some brands provide lower yields of tar, nicotine and other smoke constituents. Others have banned or sought to ban any descriptive terms, including terms such as “premium” or “full flavor,” and one has banned all but one pack variation per brand arguing that such terms or pack variations are inherently misleading. We strongly disagree with these proposals. For example, the Uruguayan Ministry of Health issued a regulatory ordinance permitting manufacturers to market only “a single presentation” per brand, i.e., allowing only one packaging variant per brand. Under the ordinance, any difference in packaging within a brand family is deemed to mislead consumers on the matter of relative safety. We and other manufacturers have commenced litigation seeking to overturn the ordinance on the grounds that, among other things, it (1) exceeds the scope and intent of the original legislation to prevent consumers from falsely believing one brand is less harmful than another, (2) unduly restricts our intellectual property rights, and (3) violates the Uruguayan constitution and international trade commitments. The administrative court has not ruled on our case, although a judicial court has rejected our request for a preliminary injunction. We are appealing the ruling on the injunction and proceeding with the action in the administrative court. It is not possible to predict the outcome of these actions. In the meantime, we are complying with the regulation which has taken effect.

Testing and Reporting of Other Smoke Constituents: Brazil, Canada, Taiwan and Venezuela require manufacturers to test and report to regulators by-brand yields of other smoke constituents, 45 to 80 of which have been identified as potential causes of tobacco-related diseases. Testing and reporting these smoke constituents is being considered by the FCTC’s Conference of the Parties Working Group on product regulation, TobReg, national regulators and the public health community. We measure most of these constituents for our product research and development purposes, and support efforts to develop reasonable regulation in this area. However, there is no international consensus on which smoke constituents cause the full range of diseases associated with tobacco use, and no validated analytical methods to measure the levels of the 45 to 80 most likely harmful constituents in smoke. Moreover, there is extremely limited capacity to conduct by-brand testing on a global basis. In its 2008 progress report on these issues, the Conference of the Parties Working Group, following a proposal by TobReg, identified nine smoke constituents for which methods for testing and measuring should be validated as a priority, and estimated that validation of the applicable methods for these constituents (and for certain ingredients) would take five and a half years. It is not certain when actual testing requirements will be recommended by the Conference of the Parties and whether individual countries will adopt them, although bills to require testing of a wide range of smoke constituents are pending in some countries. The cost of by-brand testing could be significant, and public health groups, including the Conference of the Parties Working Group, have recommended that the industry should be required to bear the burden of testing expenses.

Ceilings on Tar, Nicotine, Carbon Monoxide and Other Smoke Constituents: Despite the fact that public health authorities have questioned the significance of ISO-measured tar, nicotine and carbon monoxide yields, a number of countries and the EU have established maximum yields of tar, nicotine and/or carbon monoxide, as measured by the ISO standard test method, and none of them have suggested that ISO-based ceilings be eliminated. Nor has any country to date proposed ceilings based on an alternative test method or for other smoke constituents. However, in February 2009, TobReg published a report in which it recommended that governments establish ceilings for nine specific smoke constituents, including tobacco-specific nitrosamines (“TSNAs”). The TobReg proposal would set ceilings based on the median yield for each constituent in the market determined by testing all brands sold in the market. Although this concept of “selective constituent reduction” is supported by some public health officials, several public health advocates and scientists have criticized the proposal on the grounds that selectively reducing some constituents in conventional cigarettes will not lead to a meaningful reduction in disease and thus will not benefit public health and/or will mislead consumers into believing that conventional cigarettes with regulated (i.e., reduced) levels of these constituents are safer. In fact, TobReg recognizes that it cannot establish that the ceilings will result in reduced harm or risk of disease, but argues that its proposal is appropriate because it is based on the precautionary principle.

Ingredient Disclosure Laws: Many countries have enacted or proposed legislation or regulations that require cigarette manufacturers to disclose to governments and to the public the ingredients used in the manufacture of cigarettes and, in certain cases, to provide toxicological information about those ingredients. While we believe the public health objectives of these requests can be met without providing exact by-brand formulae, we have made and will continue to make full disclosures to governments where adequate assurances of trade secret protection are provided. For example, under an EU Tobacco Product Directive, tobacco companies are required to disclose ingredients and toxicological information to each Member State. In May 2007, the Commission published guidelines for full by-brand reporting requirements. We have made ingredient disclosures in compliance with the laws of all EU Member States, and have followed the guidelines in most Member States, making full by-brand disclosures in a manner that protects trade secrets in those Member States. In some jurisdictions, however, appropriate assurances of trade secret protection may be impossible to obtain. In such circumstances, we will seek to resolve the matter with governments through alternative options.

Restrictions and Bans on the Use of Ingredients: Some governments have prohibited the use of certain ingredients, and public health authorities, including the European Commission, are considering further prohibitions. For example, the FCTC’s Conference of the Parties is developing guidelines that will provide detailed product regulation requirements, which could eventually include standards for the use of tobacco product ingredients, including flavorings. However, in 2007, the Conference of the Parties Working Group stated that “testing and measuring of toxicity of cigarette [ingredients] . . . is an emerging field” and refrained from recommending a course of action pending “more work to develop a better understanding of these issues.” Similarly, TobReg stated in 2008 that “the existing science is currently not sufficient” to establish standards for regulating ingredients and other product design characteristics. We support regulations requiring all manufacturers to determine whether their ingredients increase the overall toxicity of tobacco smoke and, if internationally accepted test methods become available, whether ingredients increase the addictiveness of smoke. We do not support bans of ingredients based on palatability or consumer appeal – a recommendation made by TobReg and other public health advocates – as these are inherently subjective standards and not appropriate bases for regulation.

Bans and Restrictions on Advertising, Marketing, Promotions and Sponsorships: For many years, countries have imposed partial or total bans on tobacco advertising, marketing and promotion. The FCTC calls for a “comprehensive ban on advertising, promotion and sponsorship” and requires governments that have no constitutional constraints to ban all forms of advertising. Where constitutional constraints exist, the FCTC requires governments to restrict or ban radio, television, print media, other media, including the Internet, and sponsorships of international events within five years. We oppose complete bans on advertising but support limitations on marketing, provided that manufacturers retain the ability to communicate directly to adult smokers. The FCTC also requires disclosure of expenditures on advertising, promotion and sponsorship where such activities are not prohibited. Some governments and public health groups have called for bans of product displays at retail, which some countries have adopted. We oppose product display bans on the grounds that evidence does not show that they have any material impact on public health, and that they will encourage lower prices, unnecessarily restrict non-price competition, and encourage illicit trade — all of which undermine public health objectives.

Plain Packaging: In a consultation paper in June 2008, the UK Department of Health (“UK DOH”) raised for comment the possibility of mandating plain (“generic”) packaging, which would eliminate the ability of manufacturers to use any distinctive trademarks, trade dress, logos, or designs on tobacco product packaging. The UK DOH argued that plain packaging would reduce youth smoking, decrease smoking initiation, increase cessation and contribute to the de-normalization of tobacco use. We strongly oppose plain packaging because there is no sound evidentiary basis to conclude that it would lead to a reduction in youth smoking or any other public health benefit, is likely to encourage illicit trade and lower prices (both of which undermine the government’s public health and revenue objectives), disproportionately infringes free speech, amounts to expropriation of manufacturers’ intellectual property rights, and unduly limits competition. As noted above, the Conference of the Parties adopted Guidelines recommending plain packaging. However, in December 2008, the UK DOH stated that it would not pursue plain packaging at this time due in part to the lack of evidentiary support of the public health benefit of such a measure. The Australian National Preventative Health Taskforce and the Finnish Ministry of Health have also raised for public consideration regulation requiring plain packaging. The outcome of these recommendations is still pending.

Health Warning Requirements: Many countries require substantial health warnings on cigarette packs. In the EU, for example, health warnings must cover 30% of the front and 40% of the back of cigarette packs. The FCTC requires health warnings that cover, at a minimum, 30% of the front and back of the pack, and recommends warnings covering 50% or more of the front and back of the pack. We support health warning requirements and defer to the governments on the content of the warnings. While we believe that textual warnings are sufficient, we do not oppose graphic warnings except for images that vilify tobacco companies and their employees or do not accurately represent the health effects of tobacco use. On March 25, 2009, our subsidiary in Brazil filed a lawsuit in the 11th Federal Court of Rio de Janeiro, Brazil, seeking to prohibit the government from requiring it to include in its packaging and advertising materials certain government-mandated graphic health warnings that it believes do not accurately represent the health effects of tobacco use as set forth in the accompanying written health warning. In April, the federal court issued a preliminary order prohibiting the government from requiring the use of those graphic health warnings. The government has appealed the court’s order. In countries where health warnings are not required, we place them on packaging voluntarily in the official language or languages of the country. For example, we are voluntarily placing health warnings in many African countries in official local languages occupying 30% of the front and back of the pack. We oppose warning sizes that infringe our intellectual property rights by depriving us of our ability to use our distinctive trademarks and pack designs to differentiate our products from those of our competitors.

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

Restrictions on Public Smoking: Reports with respect to the health effects of exposure to ETS have been publicized for many years, and many countries have restricted smoking in public places. The pace and scope of public smoking restrictions have increased significantly in most of our markets, particularly in the EU, where Italy, Ireland, the UK, the Netherlands, France, Finland and Sweden have banned virtually all indoor public smoking. Other countries around the world have adopted or are likely to adopt substantial public smoking restrictions. Some public health groups have called for, and some municipalities have adopted or proposed, bans on smoking in outdoor places, and some tobacco control groups have advocated banning smoking in cars with minors in them. The FCTC requires Parties to the treaty to adopt restrictions on public smoking, and the Conference of the Parties adopted guidelines on public smoking based on the premise that any exposure to ETS is harmful; the Guidelines call for total bans in all indoor public places, defining “indoor” broadly, and reject any exemptions based on type of venue (e.g., nightclubs). On private place smoking, such as in cars and homes, the Guidelines recommend increased education on the risk of exposure to ETS.

We support a single, consistent public health message on the health effects of exposure to ETS. Our website states that “the conclusions of public health authorities on secondhand smoke warrant public health measures that regulate smoking in public places” and that “outright bans are appropriate in many places.” For example, we support banning smoking in schools, playgrounds and other facilities for youth and in indoor public places where general public services are provided such as public transportation vehicles, supermarkets, public spaces in indoor shopping centers, cinemas, banks and post offices. We believe, however, that governments can and should seek a balance between the desire to protect non-smokers from exposure to second hand smoke and allowing the millions of people who smoke to do so in some public places. In the hospitality sector, such as restaurants, bars, cafés and other entertainment establishments, the law should grant private business owners the flexibility to permit, restrict or prohibit smoking. Business owners can take into account their desire to cater to their customers’ preferences. In the workplace, designated smoking rooms can provide places for adults to smoke. Finally, we oppose legislation that would prohibit smoking in private places such as homes and apartments.

Reduced Cigarette Ignition Propensity Legislation: Reduced ignition propensity standards have been adopted in Canada and Australia, and are being considered in several other countries, notably New Zealand and the EU. On March 25, 2008, the European Commission formally adopted a decision to mandate the development, through the General Product Safety Directive, of reduced cigarette ignition propensity standards such as those implemented in New York, other American states and Canada. Several individual Member States, most notably Finland, which has adopted legislation requiring all cigarettes to be compliant by April 2010, have initiated their own proceedings to implement ignition propensity standards as well. We believe that reduced ignition propensity standards should be the same as those applied in New York and other jurisdictions to ensure that they are uniform and technically feasible, and that they are applied equally to all manufacturers and all tobacco products.

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

•	licensing schemes for participants in the tobacco business;

•

“know your customer” requirements; measures to eliminate money laundering and the development of an international system for the tracking and tracing of tobacco products and tobacco manufacturing equipment;

•	the implementation of laws governing record-keeping, security and preventive measures, and Internet sales of tobacco products;

•	enforcement mechanisms, including the criminalization of participation in illicit trade in various forms and measures to strengthen the abilities of law enforcement agencies to fight illicit trade;

•	obligations for tobacco manufacturers to control their supply chain with penalties for those that fail to do so; and

•	programs to increase cooperation and technical assistance with respect to investigation and prosecutions and the sharing of information.

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

Cooperation Agreements to Combat Illicit Trade of Cigarettes: In July 2004, we entered into an agreement with the European Commission (acting on behalf of the European Community) and 10 Member States of the EU that provides for broad cooperation with European law enforcement agencies on anti-contraband and anti-counterfeit efforts. All 27 Member States have signed the agreement. The agreement resolves all disputes between the European Community and the Member States that signed the agreement, on the one hand, and us and certain affiliates, on the other hand, relating to these issues. Under the terms of the agreement, we will make 13 payments over 12 years. In the second quarter of 2004, we recorded a pre-tax charge of $250 million for the initial payment. The agreement calls for payments of approximately $150 million on the first anniversary of the agreement (this payment was made in July 2005), approximately $100 million on the second anniversary (this payment was made in July 2006), and approximately $75 million each year thereafter for 10 years, each of which is to be adjusted based on certain variables, including our market share in the EU in the year preceding payment. We will record these payments as an expense in cost of sales when product is shipped. We are also required to pay the excise taxes, VAT and customs duties on qualifying product seizures of up to 90 million cigarettes and are subject to payments of five times the applicable taxes and duties if product seizures exceed 90 million cigarettes in a given year. To date, our supplemental payments related to product seizures have been immaterial.

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

Governmental Investigations: From time to time, we are subject to governmental investigations on a range of matters. As part of an investigation by the Department of Special Investigations (“DSI”) of the government of Thailand into alleged underdeclaration of import prices by Thai cigarette importers, the branch office of our subsidiary, Philip Morris (Thailand) Limited (“PM Thailand”), has been informed of DSI’s proposal to bring charges against the branch office for alleged underpayment of customs duties and excise taxes of approximately $2 billion covering the period from July 28, 2003 to February 20, 2007. We have been cooperating with the DSI and believe that PM Thailand declared import prices in compliance with the Customs Valuation Agreement of the World Trade Organization, Thai law, and valuation methodologies previously agreed upon between the branch office and the Thai Customs Department. We are in the process of seeking clarification from the DSI on these issues.

Manufacturing Optimization Program

In 2008, we terminated our contract manufacturing arrangement with Philip Morris USA Inc. (“PM USA”). We completed the process of shifting all of our PM USA contract manufactured production to our facilities in Europe during the fourth quarter of 2008. During the first quarter of 2008, we recorded exit costs of $15 million related to the termination of our manufacturing contract with PM USA.

Asset Impairment and Exit Costs

We recorded pre-tax asset impairment and exit cost charges of $1 million and $23 million (including the charges associated with the Manufacturing Optimization Program discussed above) during the three months ended March 31, 2009 and 2008, respectively. The 2009 and 2008 pre-tax separation program charges primarily related to severance costs.

Cash payments related to our exit costs were $22 million and $29 million for the three months ended March 31, 2009 and 2008, respectively. Future cash payments for exit costs incurred to date are expected to be approximately $86 million, which will be substantially paid by 2011.

Acquisitions

In February 2009, we purchased the Petterøes tobacco business. Assets purchased consist primarily of amortizable intangible assets related to brands primarily sold in Norway and Sweden. The effect of this acquisition was not material to our consolidated financial position, results of operations or operating cash flows in any of the periods presented.

In February 2009, we entered into an agreement with Swedish Match AB (“SWMA”) to establish an exclusive joint venture to commercialize Swedish style snus and other smoke-free tobacco products worldwide, outside of Scandinavia and the United States. We and SWMA will license exclusively to the joint venture an agreed list of trademarks and intellectual property. The effect of this agreement is not expected to be material to our 2009 consolidated financial position, results of operations or operating cash flows.

On July 31, 2008, we announced that we had entered into an agreement with Rothmans, which is located in Canada, to purchase, by way of a tender offer, all of the outstanding common shares of Rothmans for CAD $30 per share in cash, or CAD $2.0 billion ($1.9 billion based on the exchange rate prevailing at the time of the acquisition). Prior to this agreement, Rothmans’ sole holding was a 60% interest in Rothmans, Benson & Hedges Inc. (“RBH”). The remaining 40% interest in RBH was owned by us. In October 2008, we completed the acquisition of all the Rothmans shares.

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

A subsidiary sells products that are exported to Syria for sale in the domestic market in compliance with exemptions under applicable U.S. laws and regulations. Such sales are quantitatively not material, amounting to well below 0.5% of our consolidated annual volume and operating companies income in each of the past three years. We have no employees, operations or assets in Syria. Duty free sales to Syria have been suspended since a Managing Director and shareholder of the sole Syrian duty free customer of our subsidiary’s distributor was placed on the Office of Foreign Assets Control’s Specially Designated Nationals (“SDN”) list in February 2008. The distributor’s customer itself was placed on the SDN list in July 2008.

In January 2007, a subsidiary received a license from the U.S. Office of Foreign Assets Control to export cigarettes to Iran. Our subsidiary received new licenses for 2008 and 2009; however, we have not made any sales to Iran pursuant to these licenses. We have no employees, operations or assets in Iran.

A subsidiary sells products to a duty free customer that resells those products to its respective customers, some of which have duty free operations in Myanmar. Another subsidiary sells products to distributors that in turn sell those products to duty free customers that supply U.N. peacekeeping forces around the world, including those in Sudan. All such sales are in compliance with exemptions under applicable U.S. laws and regulations and are de minimis in volume and value. We have no employees, operations or assets in Myanmar or Sudan.

We do not believe that exempt or licensed sales of our products, which are agricultural products under U.S. law, and are not technological or strategic in nature, for ultimate resale in Syria, Iran, Myanmar or Sudan in compliance with U.S. laws, will present a material risk to our stockholders, our reputation or the value of our shares. To our knowledge, none of the governments of Syria, Iran, Myanmar or Sudan, nor entities controlled by those governments, receive cash or act as intermediaries in connection with these transactions, except that in Syria, the state tobacco monopoly, which is the only entity permitted to import tobacco products, purchases products from our customer for resale in the domestic market.

Certain states have enacted legislation permitting state pension funds to divest or abstain from future investment in stocks of companies that do business with countries that are sanctioned by the U.S. We do not believe such legislation has had a material effect on the price of our shares.

Operating Results – Three Months Ended March 31, 2009

The following discussion compares operating results within each of our reportable segments for the three months ended March 31, 2009, with the three months ended March 31, 2008.

European Union. Net revenues, which include excise taxes billed to customers, decreased $647 million or 9.7%. Excluding excise taxes, net revenues decreased $259 million or 11.5% to $2.0 billion. This decrease was due to unfavorable currency ($251 million) and lower volume/mix ($94 million), partially offset by net price increases ($70 million) and the impact of acquisitions ($16 million).

Operating companies income decreased $200 million or 17.1%. This decrease was due primarily to unfavorable currency ($184 million), lower volume/mix ($76 million) and higher marketing, administration and research costs ($18 million), partially offset by net price increases ($70 million), the impact of acquisitions ($11 million) and lower pre-tax charges for asset impairment and exit costs ($7 million).

The total cigarette market in the European Union declined 3.9%. Adjusted for the favorable impact of a trade inventory distortion in the Czech Republic in anticipation of the January 2008 excise tax increase, the total cigarette market declined by 5.9%. The decline primarily reflects the impact of tax-driven price increases in Poland and lower retail trade inventories in Spain. Our cigarette shipment volume decreased 3.7%, reflecting a lower total market and a lower share, primarily in Italy and Poland, partially offset by distributor inventory adjustments and higher shipments in the Czech Republic reflecting a favorable comparison with 2008. Our market share in the European Union was down 0.3 points to 38.4% as market share gains, primarily in Austria, Belgium, Hungary and the Netherlands, were offset by share declines in Italy and Poland. Marlboro’s share in the European Union was down 0.4 points.

In the Czech Republic, total industry shipments were up over 100%, reflecting 2007 trade inventory movements, in anticipation of the January 2008 excise tax increase, which were not repeated prior to the first quarter of 2009. Adjusted for this distortion, the total market is estimated to have declined 13.5%, due to tax-driven price increases in the third quarter of 2008, and market share remained essentially flat at approximately 53%. Our shipments were up approximately 85%.

In France, the total cigarette market was up 1.7%. Our shipments were up 0.9% and market share was essentially flat at 41.0%, reflecting higher share for the Philip Morris brand, Chesterfield and L&M, partially offset by Marlboro, down 0.8 points to 26.9%, in line with its share in the fourth quarter of 2008.

In Germany, the total cigarette market was down 2.9%, partly due to trade inventory movements in December 2008. Our shipments were down 3.1% and market share was essentially flat at 35.8%, mainly reflecting higher share for L&M, offset by lower Marlboro share, down 0.6 share points to 23.0%.

In Italy, the total market was down 3.6%, partly due to the impact of price increases in 2008 and January 2009. Our shipments declined 5.4%, reflecting adverse distributor inventory adjustments, and market share declined 1.0 share point to 53.6%, partially due to trade inventory movements of competitive brands. Marlboro’s share was down 0.2 share points to 21.9%.

In Poland, the total cigarette market was down 15.9%, primarily reflecting the impact of the 2008 European Union tax harmonization-driven price increases. Our shipments declined 23.6% and market share declined 3.5 share points to 34.9%, primarily reflecting the share loss incurred by our low-price brands. Marlboro share was down 0.4 points to 8.0%.

In Spain, the total market was down by 10.0%, primarily due to a one-off reduction of retail trade inventories driven by working capital requirements. Our shipments were down 4.0%, reflecting the lower total market, partially offset by favorable timing of shipments and distributor inventory levels compared to the first quarter of 2008. Our market share was essentially flat at 31.8%, mainly reflecting higher share of L&M, offset by lower Marlboro share, down 0.5 points to 15.6%.

Eastern Europe, Middle East and Africa. Net revenues, which include excise taxes billed to customers, decreased $452 million or 13.8%. Excluding excise taxes, net revenues decreased $210 million or 12.6% to $1.5 billion. This decrease was due to unfavorable currency ($312 million) and lower volume/mix ($24 million), partially offset by net price increases ($126 million).

Operating companies income decreased $94 million or 13.8%. This decrease was due primarily to unfavorable currency ($201 million), lower volume/mix ($24 million) and higher marketing, administration and research costs ($15 million), partially offset by net price increases ($126 million).

Our cigarette shipment volume decreased 0.3%, due in part to Duty Free, reflecting the unfavorable impact of the global economy on travel, and Serbia, mainly reflecting the reduction of trade inventories following the January 2009 tax increase and a lower total market. This decline was partially offset by increased cigarette shipment volume in Egypt and Turkey.

In Russia, our shipment volume was essentially unchanged. Shipment volume of our premium portfolio was down 6.0%, primarily due to a decline in Marlboro of 14.8%, reflecting down-trading from the premium segment, partially offset by an increase in super-premium Parliament of 5.1%. In the mid-price segment, shipment volume of Chesterfield was down 6.8%. In the low-price segment, shipment volume of Bond Street was up by 27.7%. According to a new retail audit panel implemented with AC Nielsen this year, which more accurately reflects the coverage of the market, our market share of 25.1% was up 0.3 points. Parliament, in the super-premium segment, was up 0.2 share points and Marlboro, in the premium segment, was flat. A share decline in the mid-price segment, mainly due to L&M, was offset by share gains within the value and low-price segment, primarily led by Bond Street.

In Turkey, our shipment volume was up 3.3%, fueled by strong double-digit growth of Parliament and the success of Lark Blue, launched in the fourth quarter of 2008. Our market share of 42.4% grew 1.6 points, driven by the strong performance of Parliament, up 1.7 share points.

In Ukraine, our shipment volume was up 0.7% and market share rose 1.1 share points to 35.8%, reflecting Marlboro, Parliament and Chesterfield share gains.

Asia. Net revenues, which include excise taxes billed to customers, decreased $119 million or 4.0%. Excluding excise taxes, net revenues increased $87 million or 5.8% to $1.6 billion. This increase was due to net price increases ($110 million) and higher volume/mix ($26 million), partially offset by unfavorable currency ($49 million).

Operating companies income increased $111 million or 20.2%. This increase was due primarily to net price increases ($110 million), higher volume/mix ($19 million), favorable currency ($19 million) and the 2008 pre-tax charges for asset impairment and exit costs ($14 million), partially offset by higher marketing, administration and research costs ($54 million).

Our shipment volume increased 2.2%, mainly due to favorable inventory movements in Japan and gains in Indonesia, Korea and Pakistan. Excluding the inventory movements in Japan, shipment volume was up by 0.8%. Shipment volume of Marlboro grew by 10.6%, reflecting inventory movements in Japan and growth across the region. Adjusted for the inventory distortion in Japan, Marlboro volume grew by 2.8%.

In Indonesia, our shipment volume rose by 2.8%, in line with estimated industry growth. Marlboro’s cigarette volume increased by 11.0%, helped by the launch of Marlboro Black Menthol in March. Bolstered by the continuing strong performance of A Volution, the first super slims kretek in the Indonesian market, shipment volume for the A Mild brand family increased by 12.5%.

In Japan, the total cigarette market declined by 5.5%. Adjusting for various factors, including the impact of the nationwide implementation of vending machine age verification in July 2008 and trade inventory movements, the total market is estimated to have declined by approximately 4.0%. Our shipments were down by 0.2%, primarily due to the total market decline and the impact of the vending machine age verification mentioned above, partially offset by favorable inventory movements. Although our market share of 23.9% was essentially flat, market share of Marlboro increased 0.5 points to 10.4%, driven by the August 2008 launch of Marlboro Black Menthol and the November 2008 launch of Marlboro Filter Plus One. Share of Lark was down 0.1 share point to 6.5%, partly impacted by the introduction of the higher-margin Marlboro Black Menthol. In March 2009, Lark Classic Milds was rolled out nationally, and Lark Mint Splash was introduced in test market in East Japan.

In Korea, the total market was up slightly by 0.1%. Our shipment volume increased 25.6%, driven by market share increases. Our market share reached 13.8%, up 2.8 share points, driven by strong performances from Marlboro, up 1.2 share points, Parliament, up 1.2 share points, and Virginia Slims, up 0.4 share points.

Latin America & Canada. Net revenues, which include excise taxes billed to customers, increased $150 million or 10.7%. Excluding excise taxes, net revenues increased $58 million or 11.4% to $568 million. This increase was due to the impact of the Rothmans acquisition in Canada ($124 million) and net price increases ($52 million), partially offset by unfavorable currency ($85 million) and lower volume/mix ($33 million).

Operating companies income increased $6 million or 4.0%. This increase was due primarily to the impact of the Rothmans acquisition in Canada ($55 million) and net price increases ($52 million), partially offset by unfavorable currency ($35 million), lower volume/mix ($28 million) and higher marketing, administration and research costs.

Cigarette shipment volume of 24.0 billion units increased by 4.4%, reflecting the Rothmans acquisition in Canada. Excluding acquisition volume, shipments decreased by 4.7%, due to lower shipments in Colombia and Mexico.

In Argentina, our cigarette shipment volume increased 1.2% and our three-month moving average market share through the end of January increased 2.7 points to 72.2%, fueled by the Philip Morris brand, up 2.8 share points. Marlboro’s share was stable.

In Canada, the total cigarette market was down 2.0%. Assuming we had owned RBH for the first quarter of 2008, our cigarette shipment volume would have been essentially flat and market share would have grown 1.1 points to 33.9%, led by Belmont, up 0.2 points, and Accord, up 1.9 points.

In Colombia, our shipment volume declined, primarily reflecting consumption erosion and unfavorable distributor inventory levels.

In Mexico, the total cigarette market was down 7.7%, reflecting the impact of tax-driven price increases in January and December 2008 and related trade inventory movements in the fourth quarter of 2008. Although our cigarette shipment volume declined 4.6%, market share increased 2.3 points to 69.2%, fueled by Delicados, up 1.9 points.

Financial Review

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $1.4 billion during the first three months of 2009 decreased $156 million from the comparable 2008 period. The decrease was due primarily to lower net earnings attributable to PMI ($197 million), cash received in 2008 from Altria Group, Inc. and affiliates associated with the Spin-off ($154 million) and higher contributions to pension plans ($142 million), partially offset by a lower use of cash to fund working capital ($339 million).

The lower use of cash for working capital was due primarily to the following:

•	finished product inventories, reflecting the timing of tax-driven price increases;
•	accounts payable reflecting the timing of leaf purchases; and
•	lower tax payments.

These items were partially offset by accounts receivable reflecting cash collections in 2008 following higher trade purchases in anticipation of January 2008 excise-tax driven changes.

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

Net cash used in investing activities of $188 million during the first three months of 2009 decreased $129 million from the comparable 2008 period due primarily to lower capital expenditures and higher cash proceeds from the settlement of net investment hedges, partially offset by higher use of cash for acquisitions.

In February 2009, we purchased the Petterøes tobacco business.

Net Cash Used in Financing Activities

During the first three months of 2009, net cash used in financing activities was $282 million, compared with net cash used in financing activities of $1.4 billion during the first three months of 2008. During the first quarter of 2009, we used a total of $3.1 billion to repurchase our common stock, pay dividends to our public stockholders, and repay debt. These uses were essentially offset by proceeds from our debt offerings in 2009 of $3.0 billion. For further details on our debt offerings, see Note 13. Indebtedness to our condensed consolidated financial statements. During the first quarter of 2008, we used $1.4 billion in our financing activities primarily to pay dividends to Altria, partially offset by increased borrowings.

On May 1, 2008, we began a $13.0 billion two-year share repurchase program. Since May 2008, we have repurchased 143.5 million shares of our common stock at a cost of $6.7 billion ($46.97 per share). During the first quarter of 2009, we repurchased 36.7 million shares of our common stock at a cost of $1.3 billion.

In the first quarter of 2008, we paid an additional $900 million in special dividends to Altria in anticipation of the Spin-off. The increase in amounts received from Altria was due primarily to cash received in 2008 for employee related costs and the transfer of pension, postretirement and other liabilities associated with the Spin-off.

Dividends paid to public stockholders in the first three months of 2009 were $1.1 billion.

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

Credit Ratings – At March 31, 2009, our debt ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook

Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Stable
Fitch	F1	A+	Negative

We do not expect the Fitch negative outlook to have a significant impact on our borrowing costs or our ability to access the global capital markets.

Credit Lines – At March 31, 2009, our committed credit lines were as follows (in billions of dollars):

Type	Committed Credit Lines	Commercial Paper

$1.0 billion, 3-year revolving credit, expiring December 4, 2010	$0.9

$3.0 billion, 5-year revolving credit, expiring December 4, 2012	2.7

Euro 2.0 billion, 5-year revolving credit, expiring May 12, 2010	2.6

Total facilities	$6.2

Commercial paper outstanding		$0.2

At March 31, 2009, there were no borrowings under the committed credit lines.

Certain subsidiaries of Lehman Brothers Holdings Inc. (“Lehman”) were credit providers under the December 4, 2010, December 4, 2012 and May 12, 2010 revolving credit facilities in the total amount of $0.5 billion. Lehman filed for bankruptcy protection on September 15, 2008. The committed credit lines shown in the table above exclude all amounts related to Lehman.

All banks participating in our committed revolving credit facilities are highly rated by the credit rating agencies. We are monitoring the credit quality of our banking group and at this time we are not aware of any other potential non-performing credit provider.

These facilities require us to maintain a ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest of not less than 3.5 to 1.0 on a rolling twelve month basis. At March 31, 2009, our ratio calculated in accordance with the agreements was 18.2 to 1.0. These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require us to post collateral. We expect to continue to meet our covenants.

These facilities can be used to support the issuance of commercial paper in Europe and the United States. The multi-year facilities enable us to reclassify short-term debt to long-term debt.

In addition to the above, certain of our subsidiaries maintain credit lines to meet their respective working capital needs. These credit lines, which amounted to approximately $2.2 billion at March 31, 2009, are for the sole use of these businesses. Borrowings on these lines amounted to $464 million at March 31, 2009 and $375 million at December 31, 2008.

Commercial Paper Facilities – We have two $6 billion commercial paper programs in place, with one in the U.S. and one in Europe. Our recent issuances have shown that our A-1/P-1/F1 ratings have allowed us to maintain full access to the Tier-1 commercial paper market at competitive rates despite the current market turmoil.

The $6.2 billion of committed revolving credit facilities are more than adequate to back our commercial paper issuance needs. The existence of these facilities, coupled with our operating cash flows, will enable us to meet our liquidity requirements.

Debt – Our total debt was $14.1 billion at March 31, 2009 and $12.0 billion at December 31, 2008.

On April 25, 2008, we filed a shelf registration statement with the Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three year period.

In March 2009, we entered into a Euro Medium Term Note Program under which we may from time to time issue unsecured notes. Under this program, we issued Euro 2.0 billion (approximately $2.6 billion) of notes in March 2009. The Euro notes bear the following terms:

•	Euro 1.25 billion total principal due March 2012 at a fixed interest rate of 4.250%.

•	Euro 750 million total principal due March 2016 at a fixed interest rate of 5.750%.

In March 2009, we also issued CHF 500 million (approximately $431 million) of 3.250% bonds, due in March 2013.

Guarantees – As discussed in Note 11 to our condensed consolidated financial statements, at March 31, 2009, our third-party guarantees, which are primarily related to excise taxes, were $44 million, of which $40 million have no specified expiration dates. The remainder ($4 million) expires through 2012, with no guarantees expiring through March 31, 2010. We are required to perform under these guarantees in the event that a third party fails to make contractual payments. We do not have a liability on our condensed consolidated balance sheet at March 31, 2009, as the fair value of these guarantees is insignificant due to the fact that the probability of future payment under these guarantees is remote.

Under the terms of the Distribution Agreement between Altria and us, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. We will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by us or contract manufactured for us by PM USA, and PM USA will indemnify us for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for us. We do not have a liability recorded on our balance sheet at March 31, 2009, as the fair value of this indemnification is insignificant since the probability of future payments under this indemnification is remote.

At March 31, 2009, we are also contingently liable for $3.4 billion of guarantees related to our own performance, consisting of the following:

•

$3.2 billion of guarantees of excise tax and import duties related primarily to the shipment of our products. In these agreements, a financial institution provides a guarantee of tax payments to the respective government agency. We then issue guarantees to the respective financial institution for the payment of the taxes. These are revolving facilities that are integral to the shipment of our products, and the underlying taxes payable are recorded on our condensed consolidated balance sheet.

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

Equity and Dividends

As discussed in Note 1. Basis of Presentation and Separation from Altria Group, Inc., on March 28, 2008, Altria distributed all of its interest in our company to Altria stockholders of record as of the close of business on March 19, 2008 in a tax-free transaction pursuant to Section 355 of the U.S. Internal Revenue Code. The distribution resulted in a net increase to our stockholders’ equity of $449 million during March 2008, reflecting payments to us for stock-based compensation under the terms of the Employee Matters Agreement with Altria.

As discussed in Note 4. Stock Plans, during the three months ended March 31, 2009, we granted 3.8 million shares of restricted stock and deferred stock awards at a weighted-average grant date fair value of $36.93. The restricted stock and deferred stock awards will not vest until the completion of the original restriction period, which is typically three years from the date of the original grant.

On May 1, 2008, we began a $13.0 billion two-year share repurchase program. Since May 2008, we have repurchased 143.5 million shares of our common stock at a cost of $6.7 billion. During the first quarter of 2009, we repurchased 36.7 million shares of our common stock at a cost of $1.3 billion.

In the first quarter of 2008, we paid an additional $900 million in special dividends to Altria in anticipation of the Spin-off.

Dividends paid to public stockholders in the first three months of 2009 were $1.1 billion. During the third quarter of 2008, our Board of Directors approved a 17.4% increase in the quarterly dividend to $0.54 per common share. As a result, the present annualized dividend rate is $2.16 per common share.

Market Risk

Counterparty Risk – We predominantly work with financial institutions with strong short and long-term credit ratings as assigned by Standard & Poor’s and Moody’s. These banks are also part of a defined group of relationship banks. Non-investment grade institutions are only used in certain emerging markets to the extent required by local business. We have a conservative approach when it comes to choosing financial counterparties and financial instruments. As such we do not invest or hold investments in any structured or equity-linked products. The majority of our cash and cash equivalents are currently invested in bank deposits maturing within less than 30 days.

We continuously monitor and assess the credit worthiness of all our counterparties.

Derivative Financial Instruments – We operate in markets outside of the United States, with manufacturing and sales facilities in various locations throughout the world. Consequently, we use certain financial instruments to manage our foreign currency exposure. We use derivative financial instruments principally to reduce our exposure to market risks resulting from fluctuations in foreign exchange rates by creating offsetting exposures. We are not a party to leveraged derivatives and, by policy, do not use derivative financial instruments for speculative purposes.

See Note 7. Financial Instruments and Note 14. Fair Value Measurements to our condensed consolidated financial statements for further details on our derivative financial instruments.

New Accounting Standards

See Note 9. Earnings Per Share and Note 16. New Accounting Standards to our condensed consolidated financial statements for a discussion of new accounting standards.

Contingencies

See Note 11. Contingencies to the condensed consolidated financial statements for a discussion of contingencies.

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

Investigations include allegations of contraband shipments of cigarettes, allegations of unlawful pricing activities within certain markets, allegations of underpayment of custom duties and/or excise taxes, and allegations of false and misleading usage of descriptors such as “lights” and “ultra lights.” We cannot predict the outcome of those investigations or whether additional investigations may be commenced, and it is possible that our business could be materially affected by an unfavorable outcome of pending or future investigations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Results by Business Segment—Business Environment—Governmental Investigations” for a description of governmental investigations to which we are subject.

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

The repatriation of our foreign earnings, changes in the earnings mix and changes in U.S. tax laws may increase our effective tax rate.

Because we are a U.S. holding company, our most significant source of funds will be distributions from our non-U.S. subsidiaries. Under current U.S. tax law, in general we do not pay U.S. taxes on our foreign earnings until they are repatriated to the U.S. as distributions from our non-U.S. subsidiaries. These distributions may result in a residual U.S. tax cost. It may be advantageous to us in certain circumstances to significantly increase the amount of such distributions, which could result in a material increase in our overall effective tax rate in the years such distributions take place. Additionally, the Obama Administration has indicated that it favors changes in U.S. tax law, which would subject the earnings of our non-U.S. subsidiaries to tax without regard to their repatriation to the U.S. If enacted and depending upon its precise terms, such legislation could increase our overall effective tax rate.

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

We could incur significant indemnity obligations if our action or failure to act causes the Spin-off to be taxable.

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

Information regarding Risk Factors appears in “MD&A – Cautionary Factors That May Affect Future Results,” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A. Risk Factors of our Report on Form 10-K for the year ended December 31, 2008. Part I – Item 2 of this Form 10-Q sets forth the risk factors previously disclosed in our Report on Form 10-K. There have been no material changes to these risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Our share repurchase activity for each of the three months in the quarter ended March 31, 2009 was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2009 – January 31, 2009 (1)	3,408,300	$43.17	110,183,775	$7,453,240,729

February 1, 2009 – February 28, 2009 (1)	15,841,974	$35.75	126,025,749	$6,886,822,140

March 1, 2009 – March 31, 2009 (1)	17,443,315	$35.83	143,469,064	$6,261,871,887

Pursuant to Publicly Announced Plans or Programs	36,693,589	$36.48

January 1, 2009 – January 31, 2009 (3)	315	$43.90

February 1, 2009 – February 28, 2009 (3)	300,263	$36.25

March 1, 2009 – March 31, 2009 (3)	229,348	$38.11

For the Quarter Ended March 31, 2009	37,223,515	$36.49

(1)	On January 30, 2008, we adopted and announced a $13.0 billion two-year share repurchase program that began on May 1, 2008. These share repurchases have been made pursuant to this program.
(2)	Aggregate number of shares repurchased under the share repurchase program as of the end of the period presented.
(3)

Shares repurchased represent shares tendered to us by employees who vested in restricted stock and rights, or exercised stock options, and used shares to pay all, or a portion of, the related taxes and/or option exercise price.

Item 4.	Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held in New York, New York on May 5, 2009. 1,709,254,590 shares of Common Stock, 86.2% of outstanding shares on the record date (March 10, 2009), were represented in person or by proxy.

The nine directors listed below were elected to a one-year term expiring in 2010.

	Number of Shares
	In Favor	Against	Abstained
Harold Brown	1,682,342,069	22,975,058	3,937,463
Mathis Cabiallavetta	1,688,638,806	16,500,150	4,115,634
Louis C. Camilleri	1,674,495,936	30,821,644	3,937,010
J. Dudley Fishburn	1,684,359,752	21,051,683	3,843,155
Graham Mackay	1,682,683,175	22,358,772	4,212,643
Sergio Marchionne	1,371,116,988	333,665,860	4,471,742
Lucio A. Noto	1,685,789,910	19,360,185	4,104,495
Carlos Slim Helú	1,690,579,218	14,734,269	3,941,103
Stephen M. Wolf	1,682,630,844	22,867,336	3,756,410

The selection of PricewaterhouseCoopers SA as our independent auditors was ratified: 1,692,136,863 shares voted in favor; 12,890,517 shares voted against and 4,227,210 shares abstained.

A management proposal seeking approval of eligibility, business criteria for awards and award limits under the PMI 2008 Performance Incentive Plan was ratified: 1,342,071,696 shares voted in favor; 53,999,244 against and 313,183,650 shares abstained (including broker non-votes).

Item 6.	Exhibits.

4.1

Issue and Paying Agency Agreement, dated March 13, 2009, by and among the Philip Morris International Inc., HSBC Private Bank (C.I.) Limited, Jersey Branch, as registrar, HSBC Bank PLC, as principal paying agent and HSBC Corporate Trustee Company (UK) Limited, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 19, 2009).

4.2

Trust Deed relating to Euro Medium Term Note Program, dated March 13, 2009, between Philip Morris International Inc., as issuer, and HSBC Corporate Trustee Company (UK) Limited, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 19, 2009).

10.1	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 10, 2009).

10.2	Form of Deferred Stock Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 10, 2009).

10.3

Amendment and Waiver Agreement dated as of February 6, 2009 to the Credit Agreement dated December 4, 2007 by and among Philip Morris International Inc., the Lenders party thereto and JP Morgan Europe Limited, as facility agent and swingline agent (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K filed on February 26, 2009).

10.4	Summary of Supplemental Pension Plan of Philip Morris in Switzerland (as amended as of March 31, 2009).

12	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILIP MORRIS INTERNATIONAL INC.

/s/ HERMANN WALDEMER

Hermann Waldemer

Chief Financial Officer

May 7, 2009