Form 10-Q
period 2009-06-30
Philip Morris International Inc.
filed 2009-08-06
CIK 1413329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

At July 31, 2009, there were 1,934,458,475 shares outstanding of the registrant’s common stock, no par value per share.

PHILIP MORRIS INTERNATIONAL INC.

In this report, “PMI,” “we,” “us” and “our” refers to Philip Morris International Inc. and subsidiaries.

PART I – FINANCIAL INFORMATION

Item  1. Financial Statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$2,602	$1,531

Receivables (less allowances of $30 in 2009 and $14 in 2008)	3,171	2,848

Inventories:
Leaf tobacco	3,731	3,924
Other raw materials	1,195	1,137
Finished product	3,303	4,603

	8,229	9,664

Deferred income taxes	284	322

Other current assets	445	574

Total current assets	14,731	14,939

Property, plant and equipment, at cost	11,562	11,700
Less: accumulated depreciation	5,441	5,352

	6,121	6,348

Goodwill	8,414	8,015

Other intangible assets, net	3,321	3,084

Other assets	540	586

TOTAL ASSETS	$33,127	$32,972

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Continued)

(in millions of dollars, except share data)

(Unaudited)

	June 30, 2009	December 31, 2008
LIABILITIES
Short-term borrowings	$399	$375

Current portion of long-term debt	195	209

Accounts payable	774	1,013

Accrued liabilities:
Marketing	437	457
Taxes, except income taxes	4,925	4,502
Employment costs	571	665
Dividends payable	1,054	1,090
Other	867	1,167

Income taxes	263	488

Deferred income taxes	181	178

Total current liabilities	9,666	10,144

Long-term debt	13,480	11,377

Deferred income taxes	1,449	1,401

Employment costs	1,273	1,682

Other liabilities	572	464

Total liabilities	26,440	25,068

Contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2009 and 2008)
Additional paid-in capital	1,457	1,581
Earnings reinvested in the business	14,251	13,354
Accumulated other comprehensive losses	(1,719)	(2,281)

	13,989	12,654

Less: cost of repurchased stock (167,611,677 and 102,053,271 shares in 2009 and 2008, respectively)	7,612	5,154

Total PMI stockholders’ equity	6,377	7,500
Noncontrolling interests	310	404

Total stockholders’ equity	6,687	7,904

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,127	$32,972

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Six Months Ended June 30,
	2009	2008

Net revenues	$28,499	$31,057

Cost of sales	4,156	4,643

Excise taxes on products	16,768	18,427

Gross profit	7,575	7,987

Marketing, administration and research costs	2,788	2,768

Asset impairment and exit costs	2	71

Amortization of intangibles	36	16

Operating income	4,749	5,132

Interest expense, net	351	136

Earnings before income taxes	4,398	4,996

Provision for income taxes	1,284	1,515

Net earnings	3,114	3,481

Net earnings attributable to noncontrolling interests	92	116

Net earnings attributable to PMI	$3,022	$3,365

Per share data (Note 9):

Basic earnings per share	$1.53	$1.60

Diluted earnings per share	$1.52	$1.59

Dividends declared to public stockholders	$1.08	$0.46

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended June 30,
	2009	2008

Net revenues	$15,213	$16,703

Cost of sales	2,185	2,462

Excise taxes on products	9,079	9,994

Gross profit	3,949	4,247

Marketing, administration and research costs	1,498	1,584

Asset impairment and exit costs	1	48

Amortization of intangibles	21	7

Operating income	2,429	2,608

Interest expense, net	193	61

Earnings before income taxes	2,236	2,547

Provision for income taxes	639	790

Net earnings	1,597	1,757

Net earnings attributable to noncontrolling interests	51	65

Net earnings attributable to PMI	$1,546	$1,692

Per share data (Note 9):

Basic earnings per share	$0.79	$0.81

Diluted earnings per share	$0.79	$0.80

Dividends declared to public stockholders	$0.54	$0.46

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the Six Months Ended June 30, 2009 and 2008

(in millions of dollars, except per share amounts)

(Unaudited)

	PMI Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Earnings (Losses)	Cost of Repurchased Stock	Non controlling Interests	Total
Balances, January 1, 2008	$-	$1,265	$12,642	$1,688	$-	$418	$16,013
Comprehensive earnings:
Net earnings			3,365			116	3,481
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				654		16	670
Change in net loss and prior service cost, net of income taxes of $6				(2)			(2)
Change in fair value of derivatives accounted for as hedges, net of income taxes of $8				(111)			(111)

Total other comprehensive earnings							557

Total comprehensive earnings							4,038

Exercise of stock options and issuance of other stock awards		420			131		551
Dividends declared to Altria Group, Inc. ($1.43 per share)			(3,019)				(3,019)
Dividends declared to public stockholders ($0.46 per share)			(956)				(956)
Payments to noncontrolling interests						(236)	(236)
Common stock repurchased					(2,131)		(2,131)
Other		(79)				78	(1)

Balances, June 30, 2008	$-	$1,606	$12,032	$2,229	$(2,000)	$392	$14,259

Balances, January 1, 2009	$-	$1,581	$13,354	$(2,281)	$(5,154)	$404	$7,904
Comprehensive earnings:
Net earnings			3,022			92	3,114
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				490		(7)	483
Change in net loss and prior service cost, net of income taxes of $(8)				28			28
Change in fair value of derivatives accounted for as hedges, net of income taxes of $(4)				44			44

Total other comprehensive earnings							555

Total comprehensive earnings							3,669

Exercise of stock options and issuance of other stock awards		(124)			278		154
Dividends declared ($1.08 per share)			(2,125)				(2,125)
Payments to noncontrolling interests						(179)	(179)
Common stock repurchased					(2,736)		(2,736)

Balances, June 30, 2009	$-	$1,457	$14,251	$(1,719)	$(7,612)	$310	$6,687

Total comprehensive earnings were $2,886 million and $2,151 million for the quarters ended June 30, 2009 and 2008, respectively, including $90 million and $74 million related to noncontrolling interests, respectively.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Six Months Ended June 30,
	2009	2008

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$3,114	$3,481

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	395	404
Deferred income tax provision (benefit)	77	(6)
Equity loss from RBH legal settlement		124
Colombian Investment and Cooperation Agreement charge	135
Asset impairment and exit costs, net of cash paid	(35)	8
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	(326)	169
Inventories	1,344	976
Accounts payable	(27)	(4)
Income taxes	(201)	(152)
Accrued liabilities and other current assets	358	115
Pension plan contributions	(362)	(121)
Changes in amounts due from Altria Group, Inc. and affiliates		37
Other	101	68

Net cash provided by operating activities	4,573	5,099

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(323)	(574)
Purchases of businesses, net of acquired cash	(209)	(29)
Other	137	(370)

Net cash used in investing activities	(395)	(973)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(in millions of dollars)

(Unaudited)

	For the Six Months Ended June 30,
	2009	2008

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Net repayment of short-term borrowings	$(999)	$(72)
Long-term debt proceeds	2,987	7,667
Long-term debt repaid	(1)	(5,736)
Changes in amounts due from Altria Group, Inc. and affiliates		721
Repurchases of common stock	(2,850)	(1,948)
Issuance of common stock	105	68
Dividends paid to Altria Group, Inc.		(3,019)
Dividends paid to public stockholders	(2,161)
Other	(226)	(167)

Net cash used in financing activities	(3,145)	(2,486)

Effect of exchange rate changes on cash and cash equivalents	38	(113)

Cash and cash equivalents:

Increase	1,071	1,527

Balance at beginning of period	1,531	1,501

Balance at end of period	$2,602	$3,028

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

As discussed in the 2008 Form 10-K, certain of PMI’s subsidiaries prior to 2008 reported their results up to ten days before the end of December, rather than on December 31. During 2008, these subsidiaries moved to a December 31, 2008 closing date, which impacted the first quarter and fourth quarter results of previous periods. As a result, certain amounts in the first quarter of 2008 have been revised to reflect this change. The impact of this change resulted in a decrease in net earnings attributable to PMI and diluted earnings per share (“EPS”) of $194 million and approximately $0.10, respectively, in the first six months of 2008.

As discussed in Note 18. New Accounting Standards, certain prior year balance sheet amounts related to noncontrolling interests have been reclassified to conform with the current year’s presentation.

PMI has evaluated subsequent events through the time of filing for this Form 10-Q on August 6, 2009, which was the date of issuance of the interim condensed consolidated financial statements.

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

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2. Asset Impairment and Exit Costs:

Pre-tax asset impairment and exit costs consisted of the following (in millions):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2009	2008	2009	2008
Separation programs:
European Union	$2	$56	$1	$48

Total separation programs	2	56	1	48

Contract termination charges:
Eastern Europe, Middle East and Africa		1
Asia		14

Total contract termination charges	-	15	-	-

Asset impairment and exit costs	$2	$71	$1	$48

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

Cash payments related to exit costs at PMI were $37 million and $15 million for the six months and three months ended June 30, 2009, respectively, and $63 million and $34 million for the six months and three months ended June 30, 2008, respectively. Future cash payments for exit costs incurred to date are expected to be approximately $76 million, which will be substantially paid by 2011.

The movement in the exit cost liabilities for the six months ended June 30, 2009 was as follows (in millions):

Liability balance, January 1, 2009	$115
Charges	2
Cash spent	(37)
Currency/other	(4)

Liability balance, June 30, 2009	$76

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

The goods and services purchased from PM USA were as follows (in millions):

	For the Six Months Ended June 30, 2008	For the Three Months Ended June 30, 2008
Contract manufacturing, cigarette volume	14,520	6,273

Contract manufacturing expense	$240	$107
Research and development, net of billings to PM USA	(2)

Total pre-tax expense	$238	$107

Leaf purchases	$93	$-

Contract manufacturing expense included the cost of cigarettes manufactured for PMI, as well as the cost of PMI’s purchases of reconstituted tobacco and production materials. The expenses shown above also included total service fees of $11 million and $5 million for the six months and three months ended June 30, 2008, respectively.

Net amounts due from/(to) Altria Group, Inc. and affiliates related to ongoing operations consisted of the following (in millions):

	June 30, 2009	December 31, 2008
Net receivable from Altria Group, Inc. and affiliates	$69	$69
Payable for services from PM USA		(53)

Due from Altria Group, Inc. and affiliates	$69	$16

The amounts due from Altria Group, Inc. and affiliates are reflected in receivables on the condensed consolidated balance sheet and primarily relate to income taxes for years in which PMI was part of Altria’s consolidated tax return. The amounts payable for services from PM USA are reflected in accounts payable on the condensed consolidated balance sheet.

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

Note 4. Stock Plans:

Under the Philip Morris International Inc. 2008 Performance Incentive Plan (the “Plan”), PMI may grant to certain eligible employees stock options, stock appreciation rights, restricted stock, restricted stock units and deferred stock units and other stock-based awards based on PMI’s common stock, as well as performance-based incentive awards. Up to 70 million shares of PMI’s common stock may be issued under the Plan. At June 30, 2009, shares available for grant under the Plan were 33,363,977.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

PMI has also adopted the Philip Morris International Inc. 2008 Stock Compensation Plan for Non-Employee Directors (the “Non-Employee Directors Plan”). A non-employee director is defined as each member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1,000,000 shares of PMI common stock may be awarded under the Non-Employee Directors Plan. As of June 30, 2009, 866,494 shares were available for grant under the plan.

During the six months ended June 30, 2009, PMI granted 3.8 million shares of restricted stock and deferred stock awards to eligible employees at a weighted-average grant date fair value of $36.93. PMI recorded compensation expense for restricted stock and deferred stock awards of $44 million and $30 million during the six months ended June 30, 2009 and 2008, respectively, and $25 million and $20 million during the three months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, PMI had $194 million of total unrecognized compensation cost related to non-vested restricted and deferred shares. The cost is recognized over the original restriction period of the awards, which is typically three years from the date of the original grant.

During the six months ended June 30, 2009, 1.4 million shares of PMI restricted stock and deferred stock awards vested. Of this amount 0.9 million shares went to PMI employees and the remainder went to Altria and Kraft employees who held PMI stock awards as a result of the Spin-off. The grant date fair value of all the vested shares was approximately $104 million or $73.92 per share. The total fair value of restricted stock and deferred stock awards that vested during the six months ended June 30, 2009 was approximately the same as the grant date fair value. The grant price information for restricted stock and deferred stock awarded prior to January 30, 2008 reflects historical market prices of Altria stock at date of grant and is not adjusted to reflect the Spin-off.

For the six months ended June 30, 2009, the total intrinsic value of the 5.4 million PMI stock options exercised was $102 million.

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

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following (in millions):

	U.S. Plans	Non-U.S. Plans
	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2009	2009	2008
Service cost	$6	$62	$65
Interest cost	9	82	83
Expected return on plan assets	(6)	(107)	(128)
Amortization:
Net loss	2	16	4
Prior service cost		3	3
Other	4		7

Net periodic pension cost	$15	$56	$34

	U.S. Plans	Non-U.S. Plans
	For the Three Months Ended June 30,	For the Three Months Ended June 30,
	2009	2009	2008
Service cost	$3	$31	$33
Interest cost	4	41	43
Expected return on plan assets	(3)	(54)	(66)
Amortization:
Net loss	1	8	2
Prior service cost		2	1
Other			7

Net periodic pension cost	$5	$28	$20

Other above was primarily related to early retirement programs in 2009 and curtailment losses related to plan changes in 2008. The U.S. pension expense for the six months and three months ended June 30, 2008 was insignificant.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Employer Contributions

PMI presently makes, and plans to make, contributions, to the extent that they are tax deductible and meet funding requirements, in order to maintain plan assets in excess of the accumulated benefit obligation of its funded U.S. and non-U.S. plans. Employer contributions of $362 million were made to the pension plans during the six months ended June 30, 2009. Currently, PMI anticipates making additional contributions during the remainder of 2009 of approximately $156 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Note 6. Goodwill and Other Intangible Assets, net:

Goodwill and other intangible assets, net, by segment were as follows (in millions):

	Goodwill		Other Intangible Assets, net
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
European Union	$1,477	$1,456	$678	$469
Eastern Europe, Middle East and Africa	579	648	196	200
Asia	3,653	3,387	1,265	1,188
Latin America & Canada	2,705	2,524	1,182	1,227

Total	$8,414	$8,015	$3,321	$3,084

Goodwill is due primarily to PMI’s acquisitions in Canada, Indonesia, Mexico, Greece, Serbia, Colombia and Pakistan. The movement in goodwill and the gross carrying amount of intangible assets from December 31, 2008, is as follows (in millions):

	Goodwill	Other Intangible Assets, gross
Balance at December 31, 2008	$8,015	$3,200
Changes due to:
Acquisitions	116	137
Currency	283	138

Balance at June 30, 2009	$8,414	$3,475

The changes from acquisitions are due to the purchase price allocation for PMI’s February 2009 purchase of the Petterøes tobacco business and its September 2008 acquisition of Rothmans Inc. in Canada. For further details on acquisitions, see Note 8. Acquisitions.

Additional details of other intangible assets were as follows (in millions):

	June 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$1,974		$1,878
Amortizable intangible assets	1,501	$154	1,322	$116

Total other intangible assets	$3,475	$154	$3,200	$116

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisition in Indonesia in 2005 and Mexico in 2007. Amortizable intangible assets consist of certain trademarks, distribution networks and non-compete agreements associated with acquisitions. Pre-tax amortization expense for intangible assets during the six months ended June 30, 2009 and 2008 was $36 million and $16 million, respectively, and $21 million and $7 million for the three months ended June 30, 2009 and 2008, respectively. Amortization expense for each of the next five years is estimated to be $75 million or less, assuming no additional transactions occur that require the amortization of intangible assets.

During the first quarter of 2009, PMI completed its annual review of goodwill and non-amortizable intangible assets, and no impairment charges were required as a result of this review.

Note 7. Financial Instruments:

Overview

PMI operates in markets outside of the United States, with manufacturing and sales facilities in various locations around the world. PMI utilizes certain financial instruments to manage foreign currency exposure. Derivative financial instruments are used by PMI principally to reduce exposures to market risks resulting from fluctuations in foreign exchange rates by creating offsetting exposures. PMI is not a party to leveraged derivatives and, by policy, does not use derivative financial instruments for speculative purposes. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. PMI formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of the forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that the forecasted transaction will not occur, the gain or loss would be recognized in earnings currently. PMI reports its net transaction losses and its net transaction gains in marketing, administration and research costs on the condensed consolidated statements of earnings.

PMI uses forward foreign exchange contracts, foreign currency swaps and foreign currency options, hereafter collectively referred to as foreign exchange contracts, to mitigate its exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions. The primary currencies to which PMI is exposed include the Euro, Indonesian rupiah, Japanese yen, Mexican peso, Russian ruble, Swiss franc and Turkish lira. At June 30, 2009, PMI had foreign exchange contracts with aggregate notional amounts of $9.2 billion. Of this amount, $0.8 billion related to cash flow hedges, $1.2 billion related to hedges of net investments in foreign operations and $7.2 billion related to other derivatives that primarily offset currency exposures on inter-company financing.

The fair value of PMI’s foreign exchange contracts as of June 30, 2009, was as follows (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Foreign exchange contracts designated as hedging instruments under SFAS No. 133	Other current assets	$53	Other accrued liabilities	$54

Foreign exchange contracts not designated as hedging instruments under SFAS No. 133	Other current assets	55	Other accrued liabilities	36

Total Derivatives		$108		$90

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Hedging activities, which represent movement in derivatives as well as the respective underlying transactions, had the following effect on PMI’s condensed consolidated statements of earnings and other comprehensive earnings for the six months and three months ended June 30, 2009 (in millions):

	For the Six Months Ended June 30, 2009
Gain (Loss)	Cash Flow Hedges	Fair Value Hedges	Net Investment Hedges	Other Derivatives	Deferred Income Taxes	Total
Statement of Earnings:
Net revenues	$48	$-		$-		$48
Marketing, administration and research costs	13			(1)		12

Operating income	61			(1)		60

Interest expense, net	(41)	37		(8)		(12)

Earnings before income taxes	20	37		(9)		48

Provision for income taxes	(3)	(3)		3		(3)

Net earnings attributable to PMI	$17	$34		$(6)		$45

Other Comprehensive Earnings:

Transferred to earnings	$(20)				$3	$(17)
Recognized	68				(7)	61

Net impact	$48				$(4)	$44

Cumulative translation adjustment			$(19)			$(19)

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	For the Three Months Ended June 30, 2009
Gain (Loss)	Cash Flow Hedges	Fair Value Hedges	Net Investment Hedges	Other Derivatives	Deferred Income Taxes	Total
Statement of Earnings:
Net revenues	$16	$-		$-		$16
Marketing, administration and research costs	(4)			(1)		(5)

Operating income	12			(1)		11

Interest expense, net	(23)	20		(4)		(7)

Earnings before income taxes	(11)	20		(5)		4

Provision for income taxes		(2)		2

Net earnings attributable to PMI	$(11)	$18		$(3)		$4

Other Comprehensive Earnings:

Transferred to earnings	$11				$-	$11
Recognized	(12)				2	(10)

Net impact	$(1)				$2	$1

Cumulative translation adjustment			$(83)			$(83)

Each type of hedging activity is described in greater detail below.

Cash Flow Hedges

PMI has entered into foreign exchange contracts to hedge foreign currency exchange risk related to certain forecasted transactions. The effective portion of unrealized gains and losses associated with qualifying cash flow hedge contracts is deferred as a component of accumulated other comprehensive earnings (losses) until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. During the six months and three months ended June 30, 2009 and 2008, ineffectiveness related to cash flow hedges was not material. As of June 30, 2009, PMI has hedged forecasted transactions for periods not exceeding the next six months. The impact of these hedges is included in operating cash flows on PMI’s condensed consolidated statement of cash flows.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the six months and three months ended June 30, 2009, foreign exchange contracts, which were designated as cash flow hedging instruments under SFAS No. 133, impacted the condensed consolidated statements of earnings and other comprehensive earnings as follows (pre-tax, in millions):

For the Six Months Ended June 30, 2009
Derivatives in SFAS No. 133 Cash Flow Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) on Derivative	Amount of Gain/(Loss) Recognized in Earnings on Derivative	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings on Derivative
Foreign exchange contracts					$68
			Net revenues	$48
			Marketing, administration and research costs	13

			Interest expense, net	(41)

Total				$20	$68

For the Three Months Ended June 30, 2009
Derivatives in SFAS No. 133 Cash Flow Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) on Derivative	Amount of Gain/(Loss) Recognized in Earnings on Derivative	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings on Derivative
Foreign exchange contracts					$(12)
			Net revenues	$16
			Marketing, administration and research costs	(4)
			Interest expense, net	(23)

Total				$(11)	$(12)

Fair Value Hedges

PMI has entered into foreign exchange contracts to hedge the foreign currency exchange risk related to an inter-company loan between subsidiaries. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, is recognized in current earnings. For the six months and three months ended June 30, 2009, ineffectiveness related to fair value hedges was not material. Gains (losses) associated with qualifying fair value hedges are recorded

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

in the condensed consolidated statement of earnings and were $42 million and ($4) million for the six months and three months ended June 30, 2009, respectively. The impact of fair value hedges is included in operating cash flows on PMI’s condensed consolidated statement of cash flows. At June 30, 2009, all fair value hedges had matured and were settled.

For the six months and three months ended June 30, 2009, foreign exchange contracts, which were designated as fair value hedging instruments under SFAS No. 133, impacted the condensed consolidated statement of earnings as follows (pre-tax, in millions):

Derivative in SFAS No. 133 Fair Value Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) on Derivative	Amount of Gain/(Loss) Recognized in Earnings on Derivative		Statement of Earnings Classification of Gain/(Loss) on Hedged Item	Amount of Gain/(Loss) Recognized in Earnings Attributable to the Risk Being Hedged
		Six Months Ended June 30, 2009	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009	Three Months Ended June 30, 2009
Foreign exchange contracts	Marketing, administration and research costs	$5	$(24)	Marketing, administration and research costs	$(5)	$24
	Interest expense, net	37	20	Interest expense, net

Total		$42	$(4)		$(5)	$24

Hedges of Net Investments in Foreign Operations

PMI designates certain foreign currency denominated debt and forward exchange contracts as net investment hedges of its foreign operations. For the six months ended June 30, 2009 and 2008, these hedges of net investments resulted in gains, net of income taxes, of $22 million and $32 million, respectively. For the three months ended June 30, 2009 and 2008, these hedges of net investments resulted in losses, net of income taxes, of $165 million and $5 million, respectively. These gains (losses) were reported as a component of accumulated other comprehensive earnings (losses) within currency translation adjustments. Settlement of net investment hedges is included in other investing cash flows on PMI’s condensed consolidated statement of cash flows.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the six months and three months ended June 30, 2009, foreign exchange contracts, which were designated as net investment hedging instruments under SFAS No. 133, impacted the condensed consolidated statements of earnings and other comprehensive earnings as follows (pre-tax, in millions):

For the Six Months Ended June 30, 2009
Derivatives in SFAS No. 133 Net Investment Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) on Derivative	Amount of Gain/(Loss) Recognized in Earnings on Derivative	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings on Derivative
Foreign exchange contracts		$-	Interest expense, net	$-	$(19)

For the Three Months Ended June 30, 2009
Derivatives in SFAS No. 133 Net Investment Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) on Derivative	Amount of Gain/(Loss) Recognized in Earnings on Derivative	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings on Derivative
Foreign exchange contracts		$-	Interest expense, net	$-	$(83)

Other Derivatives

PMI has entered into foreign exchange contracts to hedge the foreign currency exchange risks related to inter-company loans between certain subsidiaries. While effective as economic hedges, no hedge accounting is applied for these contracts and, therefore, the unrealized gains (losses) relating to these contracts are reported in PMI’s condensed consolidated statements of earnings. For the six months and three months ended June 30, 2009, the gains and (losses) from contracts for which we did not apply hedge accounting were $285 million and ($134) million, respectively, which substantially offset the losses and gains generated by the underlying inter-company loans being hedged.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As a result, for the six months and three months ended June 30, 2009, these items affected the condensed consolidated statement of earnings as follows (pre-tax, in millions):

Derivatives not Designated as Hedging Instruments under SFAS No.133	Statement of Earnings Classification of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Earnings
		Six Months Ended June 30, 2009	Three Months Ended June 30, 2009
Foreign exchange contracts
	Marketing, administration and research costs	$(1)	$(1)

	Interest expense, net	(8)	(4)

Total		$(9)	$(5)

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Earnings (Losses)

Derivative gains or losses reported in accumulated other comprehensive earnings (losses) are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows (in millions):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2009	2008	2009	2008
Loss at beginning of period	$(68)	$(10)	$(25)	$(182)
Derivative (gains) losses transferred to earnings	(17)	51	11	22
Change in fair value	61	(162)	(10)	39

Loss as of June 30	$(24)	$(121)	$(24)	$(121)

At June 30, 2009, PMI expects $42 million of after-tax derivative losses reported in accumulated other comprehensive earnings (losses) to be reclassified to the condensed consolidated statement of earnings within the next twelve months. Thereafter, PMI expects the remaining $18 million of after-tax derivative gains to be reclassified to the condensed consolidated statement of earnings. These losses and gains are expected to be substantially offset by the statement of earnings impact of the respective forecasted transactions.

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

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8. Acquisitions:

Rothmans:

On July 31, 2008, PMI announced that it had entered into an agreement with Rothmans Inc. (“Rothmans”), which is located in Canada, to purchase, by way of a tender offer, all of the outstanding common shares of Rothmans for CAD $30 per share in cash, or CAD $2.0 billion (approximately $1.9 billion based on exchange rates prevailing at the time of the acquisition). Prior to this agreement, Rothmans’ sole holding was a 60% interest in Rothmans, Benson & Hedges Inc. (“RBH”). The remaining 40% interest in RBH was owned by PMI. In October 2008, PMI completed the acquisition of all the Rothmans shares. From January 2008 to September 2008, PMI recorded equity earnings on its equity interest in RBH. After the completion of the acquisition, Rothmans became a wholly-owned subsidiary of PMI and, as a result, PMI recorded all of Rothmans’ earnings during the fourth quarter of 2008. Rothmans contributed $114 million of incremental operating income and $48 million of incremental net earnings attributable to PMI during the first six months of 2009, and $62 million of incremental operating income and $25 million of incremental net earnings attributable to PMI during the second quarter of 2009.

The final allocation of purchase price to Rothmans assets and liabilities at June 30, 2009 was principally as follows (in billions):

Goodwill	$1.9
Acquired cash	0.3
Inventories	0.2
Definite-lived brand names	0.3
Fixed assets	0.1
Other assets	0.1

Total assets	2.9

Short-term debt	0.2
Accrued settlement costs	0.4
Other liabilities	0.4

Total liabilities	1.0

Cash paid for Rothmans	$1.9

Other:

In February 2009, PMI purchased the Petterøes tobacco business. Assets purchased consist primarily of amortizable intangible assets related to brands primarily sold in Norway and Sweden.

In June 2008, PMI purchased the fine cut trademark Interval and certain other trademarks in the other tobacco products category from Imperial Tobacco Group PLC for $407 million. This purchase is reflected in other investing activities in the condensed consolidated statement of cash flows for the six months ended June 30, 2008.

The effect of these other acquisitions presented above was not material to PMI’s consolidated financial position, results of operations or operating cash flows in any of the periods presented.

In July 2009, PMI announced that it had entered into an agreement to purchase 100% of the shares of privately owned Colombian cigarette manufacturer, Productora Tabacalera de Colombia, Protabaco Ltda., for $452 million. The transaction, which is subject to competition authority approval and final confirmatory due diligence, is expected to close within six months of the announcement.

In July 2009, PMI also entered into an agreement with Swedish Match AB to purchase its South African affiliate, Swedish Match South Africa (Proprietary) Limited, for ZAR 1.75 billion (approximately $222 million). The transaction is subject to South African regulatory approval and is expected to be completed by the end of the year.

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

Basic and diluted EPS were calculated using the following (in millions):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2009	2008	2009	2008
Net earnings attributable to PMI	$3,022	$3,365	$1,546	$1,692
Less distributed and undistributed earnings attributable to share-based payment awards	(11)	(6)	(6)	(4)

Net earnings for basic and diluted EPS	$3,011	$3,359	$1,540	$1,688

Weighted-average shares for basic EPS	1,974	2,101	1,955	2,095
Plus incremental shares from assumed conversions:
Stock options	6	6	6	11

Weighted-average shares for diluted EPS	1,980	2,107	1,961	2,106

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

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Segment data were as follows (in millions):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2009	2008	2009	2008
Net revenues:
European Union	$13,205	$14,976	$7,155	$8,279
Eastern Europe, Middle East and Africa	6,231	7,085	3,400	3,802
Asia	5,804	6,146	2,947	3,170
Latin America & Canada	3,259	2,850	1,711	1,452

Net revenues	$28,499	$31,057	$15,213	$16,703

Earnings before income taxes:
Operating companies income:
European Union	$2,130	$2,454	$1,163	$1,287
Eastern Europe, Middle East and Africa	1,221	1,493	635	813
Asia	1,280	1,073	619	523
Latin America & Canada	226	172	71	23
Amortization of intangibles	(36)	(16)	(21)	(7)
General corporate expenses	(72)	(44)	(38)	(31)

Operating income	4,749	5,132	2,429	2,608
Interest expense, net	(351)	(136)	(193)	(61)

Earnings before income taxes	$4,398	$4,996	$2,236	$2,547

Items affecting the comparability of PMI’s results from operations were as follows:

•	Asset Impairment and Exit Costs – See Note 2. Asset Impairment and Exit Costs for a breakdown of asset impairment and exit costs by segment.

•

Equity loss from RBH Legal Settlement – As discussed in Note 17. RBH Legal Settlement, operating companies income of the Latin America & Canada segment for the six months and three months ended June 30, 2008 included a $124 million charge related to the RBH settlement with the Government of Canada and all ten provinces.

•

Colombian Investment and Cooperation Agreement charge – As discussed in Note 16. Colombian Investment and Cooperation Agreement, during the second quarter of 2009, PMI recorded a pre-tax charge of $135 million related to the Investment and Cooperation Agreement in Colombia. The charge was recorded in the operating companies income of the Latin America & Canada segment for the six months and three months ended June 30, 2009.

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

The table below lists the number of tobacco-related cases pending against us and/or our subsidiaries or indemnitees as of August 1, 2009, 2008 and 2007:

Type of Case	Number of Cases Pending as of August 1, 2009	Number of Cases Pending as of August 1, 2008	Number of Cases Pending as of August 1, 2007

Individual Smoking and Health Cases	119	125	138

Smoking and Health Class Actions	9 (1)	3	2

Health Care Cost Recovery Actions	10	9	7

Lights Class Actions	3	3	2

Individual Lights Cases (small claims court)(2)	1,990	2,011	2,043

Public Civil Actions	12	10	7

(1)	Includes two cases due to the acquisition of Rothmans in Canada.

(2)

The 1,990 cases are all pending in small claims courts in Italy where the maximum damage award claimed is approximately one thousand Euros per case. Of these 1,990 cases, 1,977, which were filed by the same plaintiffs’ attorney, have now been stayed pending an investigation by the public prosecutor into the conduct of that plaintiffs’ attorney. In May 2009, the case files in these cases were permanently confiscated by the court as

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

a result of the investigation. As a consequence of the confiscation of these case files, the small claims courts in which the cases are pending have begun dismissing the cases, and the remainder of the cases should be dismissed in the coming months.

Since 1995, when the first tobacco-related litigation was filed against a PMI entity, approximately 328(3) Smoking and Health, Lights, Health Care Cost Recovery cases and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees was a defendant have been terminated in our favor. Eight cases have had decisions in favor of plaintiffs. Five of these cases have subsequently reached final resolution in our favor, one has been annulled and returned to the trial court for further proceedings, and two remain on appeal. To date, we have paid total judgments including costs of approximately six thousand Euros. These payments were made in order to appeal three Italian small claims cases, two of which were subsequently reversed on appeal and one of which remains on appeal. To date, no tobacco-related case has been finally resolved in favor of a plaintiff against us, our subsidiaries or indemnitees.

(3)	Includes 130 individual lights cases filed in small claims courts in Italy.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below lists the verdicts and post-trial developments in the two pending cases (excluding one individual case on appeal from Italian small claims court) in which verdicts were returned in favor of plaintiffs:

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
February 2004	Brazil/The Smoker Health Defense Association (ADESF)	Class Action	The Civil Court of São Paulo found defendants liable without hearing evidence. The court did not assess moral or actual damages, which were to be assessed in a second phase of the case. The size of the class was not defined in the ruling.	In April 2004, the court clarified its ruling, awarding “moral damages” of R$1,000 (approximately $500) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class still has not been estimated. Defendants appealed to the São Paulo Court of Appeals, and the case, including the execution of the judgment, was stayed pending appeal. On November 12, 2008, the São Paulo Court of Appeals annulled the ruling finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In addition, the defendants have filed a constitutional appeal to the Federal Supreme Court on the basis that the plaintiff did not have standing to bring the lawsuit. This appeal is still pending.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
October 2003	Brazil/Da Silva	Individual Smoking and Health	The Court of Appeal of Rio Grande do Sul reversed the trial court ruling in favor of Philip Morris Brasil and awarded plaintiffs R$768,000 (approximately $383,000).	In December 2004, a larger panel of the Court of Appeal of Rio Grande do Sul overturned the adverse decision. Plaintiffs appealed to the Superior Court of Justice. In May 2009, a single judge in the Superior Court of Justice rejected plaintiffs’ appeal. Plaintiffs have filed a further appeal to the full panel of the Superior Court of Justice.

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

As of August 1, 2009, there were a number of smoking and health cases pending against our subsidiaries or indemnitees, as follows:

•

119 cases brought by individual plaintiffs against our subsidiaries (117) or indemnitees (2) in Argentina (42), Australia (2), Brazil (51), Canada (1), Chile (9), Costa Rica (1), Finland (2), Greece (1), Israel (1), Italy (6), Japan (1), the Philippines (1), and Scotland (1), compared with 125 such cases on August 1, 2008, and 138 cases on August 1, 2007; and

•

9 cases brought on behalf of classes of individual plaintiffs against our subsidiaries in Brazil (2), Bulgaria (1) and Canada (6), compared with 3 such cases on August 1, 2008, and 2 such cases on August 1, 2007.

In the individual cases in Finland, our two indemnitees (our former licensees now known as Amer Sports Corporation and Amerintie 1 Oy) and another member of the industry are defendants. Plaintiffs allege personal injuries as a result of smoking. All three cases were tried together before the District Court of Helsinki. Trial began in March 2008 and concluded in May 2008. In October 2008, the District Court issued decisions in favor of defendants in all three cases. Plaintiffs filed appeals. One of the three plaintiffs has since withdrawn her appeal, making the District Court’s decision in favor of the defendant final. The other two plaintiffs continue to pursue their appeals. The appellate hearing, which is essentially a re-trial of these cases before the Appellate Court, is scheduled to start on August 31, 2009.

In the first class action pending in Brazil, The Smoker Health Defense Association (ADESF) v. Souza Cruz, S.A. and Philip Morris Marketing, S.A., Nineteenth Lower Civil Court of the Central Courts of the Judiciary District of São Paulo, Brazil, filed July 25, 1995, our subsidiary and another member of the industry are defendants. The plaintiff, a consumer organization, is seeking damages for smokers and former smokers, and injunctive relief. In February 2004, the trial court found defendants liable without hearing evidence. The court did not assess moral or actual damages, which were to be assessed in a second phase of the case. The size of the class was not defined in the ruling. In April

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2004, the court clarified its ruling, awarding “moral damages” of R$1,000 (approximately $500) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class still has not been estimated. Defendants appealed to the São Paulo Court of Appeals, and the case, including the execution of the judgment, was stayed pending appeal. In November 2008, the São Paulo Court of Appeals annulled the ruling finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In addition, the defendants have filed a constitutional appeal to the Federal Supreme Court on the basis that the consumer association did not have standing to bring the lawsuit. This appeal is still pending.

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

In the class action in Bulgaria, Yochkolovski v. Sofia BT AD, et al., Sofia City Court, Bulgaria, filed March 12, 2008, our subsidiaries and other members of the industry are defendants. The plaintiff brought a collective claim on behalf of classes of smokers who were allegedly misled by tar and nicotine yields printed on packages and on behalf of a class of minors who were allegedly misled by marketing. Plaintiff seeks damages for economic loss, pain and suffering, medical treatment, and withdrawal from the market of all cigarettes that allegedly do not comply with tar and nicotine labeling requirements. The court dismissed the youth marketing claims, and plaintiff appealed that decision. The court also has ordered plaintiff to provide additional evidence in support of the remaining claims. Our subsidiaries have not been served with the complaint.

In the first class action pending in Canada, Cecilia Letourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, our subsidiary and two other Canadian manufacturers are defendants. The plaintiff, an individual smoker, is seeking compensatory and unspecified punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005. Defendants’ motion to dismiss on statute-of-limitations grounds was denied in May 2008. Discovery is ongoing; no trial date has been set.

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

In the third class action pending in Canada, Kunta v. Canadian Tobacco Manufacturers’ Council, et al., The Queen’s Bench, Winnipeg, Canada, filed June 12, 2009, we, our subsidiaries, and our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The plaintiff, an individual smoker, alleges her own addiction to tobacco products and chronic obstructive pulmonary disease (“COPD”), severe asthma, and mild reversible lung disease resulting from the use of tobacco products. She is seeking compensatory and unspecified punitive damages on behalf of a proposed class comprised of all smokers, their estates, dependents and family members, as well as restitution of profits, and reimbursement of government health care costs allegedly caused by tobacco products. We, our subsidiaries, and our indemnitees have been served with the complaint.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In the fourth class action pending in Canada, Adams v. Canadian Tobacco Manufacturers’ Council, et al., The Queen’s Bench, Saskatchewan, Canada, filed July 10, 2009, we, our subsidiaries, and our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The plaintiff, an individual smoker, alleges her own addiction to tobacco products and COPD resulting from the use of tobacco products. She is seeking compensatory and unspecified punitive damages on behalf of a proposed class comprised of all smokers who have smoked a minimum of 25,000 cigarettes and have suffered, or suffer, from COPD, emphysema, heart disease, or cancer. We, our subsidiaries, and our indemnitees have been served with the complaint.

In the fifth class action pending in Canada, Semple v. Canadian Tobacco Manufacturers’ Council, et al., The Supreme Court (trial court), Nova Scotia, Canada, filed June 18, 2009, we, our subsidiaries, and our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The plaintiff, an individual smoker, alleges his own addiction to tobacco products and COPD resulting from the use of tobacco products. He is seeking compensatory and unspecified punitive damages on behalf of a proposed class comprised of all smokers, their estates, dependents and family members, as well as restitution of profits, and reimbursement of government health care costs allegedly caused by tobacco products. We, our subsidiaries, and our indemnitees have been served with the complaint.

In the sixth class action pending in Canada, Dorion v. Canadian Tobacco Manufacturers’ Council, et al., The Queen’s Bench, Alberta, Canada, filed June 15, 2009, we, our subsidiaries, and our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The plaintiff, an individual smoker, alleges her own addiction to tobacco products and chronic bronchitis and severe sinus infections resulting from the use of tobacco products. She is seeking compensatory and unspecified punitive damages on behalf of a proposed class comprised of all smokers, their estates, dependents and family members, as well as restitution of profits, and reimbursement of government health care costs allegedly caused by tobacco products. To date, we, our subsidiaries, and our indemnitees have not been properly served with the complaint.

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

As of August 1, 2009, there were a total of 10 health care cost recovery cases pending against us, our subsidiaries or indemnitees, compared with 9 such cases on August 1, 2008, and 7 such cases on August 1, 2007, as follows:

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

In the case in Israel, Kupat Holim Clalit v. Philip Morris USA, et al., Jerusalem District Court, Israel, filed September 28, 1998, we, our subsidiary, and our indemnitee (PM USA), together with other members of the industry are defendants. The plaintiff, a private health care provider, brought a claim seeking reimbursement of the cost of treating its members for alleged smoking-related illnesses for the years 1990 to 1998. Certain defendants filed a motion to dismiss the case. The motion was rejected, and those defendants filed a motion with the Israel Supreme Court for leave to appeal. The appeal was heard by the Supreme Court in March 2005, and the parties are awaiting the court’s decision.

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

In the series of proceedings in Spain, Junta de Andalucia, et al. v. Philip Morris Spain, et al., Court of First Instance, Madrid, Spain, the first of which was filed February 21, 2002, our subsidiary and other members of the industry were defendants. The plaintiffs sought reimbursement for the cost of treating certain of their citizens for various smoking-related illnesses. In May 2004, the first instance court dismissed the initial case, finding that the State was a necessary party to the claim, and thus, the claim must be filed in the Administrative Court. The plaintiffs appealed. In February 2006, the appellate court affirmed the lower court’s dismissal. The plaintiffs then filed notice that they intended to pursue their claim in the Administrative Court against the State. Because they were defendants in the original proceeding, our subsidiary and other members of the industry filed notices with the Administrative Court that they are interested parties in the case. In September 2007, the plaintiffs filed their complaint in the Administrative Court. In November 2007, the Administrative Court dismissed the claim. The plaintiffs asked the Administrative Court to reconsider its decision dismissing the case, and that request was rejected in a ruling rendered in February 2008. Plaintiffs appealed to the Supreme Court. In June 2008, our subsidiary filed a brief of appearance before the Supreme Court giving notice that it is an interested party in the appeal proceedings initiated by the plaintiffs. The Supreme Court has recognized our subsidiary as a party. Plaintiffs have filed a second claim in the Administrative Court against the Ministry of Economy. This second claim seeks the same relief as the original claim, but relies on a different procedural posture. The Administrative Court has recognized our subsidiary as a party.

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

As of August 1, 2009, there were a number of lights cases pending against our subsidiaries or indemnitees, as follows:

•	3 cases brought on behalf of various classes of individual plaintiffs (some overlapping) in Israel, compared with 3 such cases on August 1, 2008, and 2 such cases on August 1, 2007;

•

1,990 cases brought by individuals against our subsidiaries in the equivalent of small claims courts in Italy where the maximum damages claimed are approximately one thousand Euros per case, compared with 2,011 such cases on August 1, 2008, and 2,043 such cases on August 1, 2007.

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

As of August 1, 2009, there were 12 public civil actions pending against our subsidiaries in Argentina (1), Brazil (3), Colombia (7) and Venezuela (1), compared with 10 such cases on August 1, 2008, and 7 such cases on August 1, 2007.

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

In the first public civil action in Brazil, Osorio v. Philip Morris Brasil Industria e Comercio Ltda., et al., Federal Court of São Paulo, Brazil, filed September 2003, our subsidiary, another member of the industry and various government entities are defendants. The plaintiff seeks a ban on the production and sale of cigarettes on the grounds that they are harmful to health and cause the government to spend money on health care. Plaintiff alleges that smoking violates the Brazilian constitutional right to health, that smokers have no free will because they are addicted, and that ETS is harmful. Plaintiff seeks the suspension of the defendants’ licenses to manufacture cigarettes, the revocation of any import licenses for tobacco-related products, the collection of all tobacco-containing products from the market, and a daily fine amounting to R$1 million (approximately $500,000) for any violation of the injunction order. Our subsidiary filed its answer in June 2004.

In the second public civil action in Brazil, Associacao dos Consumidores Explorados do Distrito Federal v. Sampoerna Tabacos America Latina Ltda., State Trial Court of Brasilia, Brazil, filed April 18, 2006, our subsidiary is a defendant. The plaintiff, a consumer association, seeks a ban on the production and sale of cigarettes on the grounds that they are harmful to health. Plaintiff’s complaint also requests that a fine amounting to R$1 million (approximately $500,000) per day be imposed should the ban be granted and defendant continue to produce or sell cigarettes. Our subsidiary filed its answer in May 2006. The trial court dismissed the case in November 2007. Plaintiff appealed. In November 2008, the appellate court affirmed the trial court’s dismissal. Plaintiff has filed a further appeal.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In the third public civil action pending in Brazil, The Brazilian Association for the Defense of Consumer Health (SAUDECON) v. Philip Morris Brasil Industria e Comercio Ltd and Souza Cruz S.A., Civil Court of City of Porto Alegre, Brazil, filed November 3, 2008, our subsidiary is a defendant. The plaintiff, a consumer organization, is asking the court to establish a fund that will be used to provide treatment, for a minimum of two years, to smokers who claim to be addicted and who do not otherwise have access to smoking cessation treatment. Plaintiff requests that each defendant’s liability be determined according to its market share. Our subsidiary filed its answer in January 2009. In May 2009, the trial court dismissed the case on the merits. Plaintiff has appealed.

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

In the seventh public civil action in Colombia, Roche v. Philip Morris Colombia S.A., Civil Court of Bogotá, Colombia, filed November 14, 2008, our subsidiary is a defendant. Plaintiff alleges violations of the collective right to health because the defendant failed to include information about ingredients and their toxicity on cigarette packs. Plaintiff asks the court to order our subsidiary to immediately cease manufacture and/or distribution of cigarettes until information on ingredients and their toxicity is included on packs. Our subsidiary filed its answer in January 2009.

In the public civil action in Venezuela, Federation of Consumers and Users Associations (FEVACU), et al. v. National Assembly of Venezuela and the Venezuelan Ministry of Health, Constitutional Chamber of the Venezuelan

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Supreme Court, filed April 29, 2008, we were not named as a defendant, but the plaintiff published a notice pursuant to court order, notifying all interested parties to appear in the case. In January 2009, our subsidiary appeared in the case in response to this notice. The plaintiffs purport to represent the right to health of the citizens of Venezuela and claims that the government failed to protect adequately its citizens’ right to health. The claim asks the court to order the government to enact stricter regulations on the manufacture and sale of tobacco products. In addition, the plaintiffs ask the court to order companies involved in the tobacco industry to allocate a percentage of their “sales or benefits” to establish a fund to pay for the health care costs of treating smoking-related diseases. In October 2008, the court ruled that plaintiffs have standing to file the claim and that the claim meets the threshold admissibility requirements.

Other Litigation: Other litigation includes an antitrust suit and various tax and individual employment cases:

•	Antitrust: One case brought on behalf of a class of individual plaintiffs in the state of Kansas in the United States against us and other members of the industry alleging price-fixing;

•

Tax: In Brazil, there are 99 tax cases involving Philip Morris Brasil S.A. relating to the payment of state tax on the sale and transfer of goods and services, federal social contributions, excise, social security and income tax, and other matters. Thirty-eight of these cases are under administrative review by the relevant fiscal authorities and 61 are under judicial review by the courts; and

•

Employment: Our subsidiaries, Philip Morris Brasil S.A. and Philip Morris Brasil LTDA, are defendants in various individual employment cases resulting, among other things, from the termination of employment in connection with the shut-down of one of our factories in Brazil.

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

Guarantees

At June 30, 2009, PMI’s third-party guarantees, which are primarily related to excise taxes, were $48 million, of which $43 million have no specific expiration dates. The remainder ($5 million) expires through 2013, with no guarantees expiring through June 30, 2010. PMI is required to perform under these guarantees in the event that a third party fails to make contractual payments. PMI does not have a liability on its condensed consolidated balance sheet at June 30, 2009, as the fair value of these guarantees is insignificant due to the fact that the probability of future payments under these guarantees is remote.

Under the terms of the Distribution Agreement between Altria and PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. PMI does not have a liability recorded on its balance sheet at June 30, 2009, as the fair value of this indemnification is insignificant since the probability of future payments under this indemnification is remote.

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

PMI’s effective tax rates for the six months and three months ended June 30, 2009 were 29.2% and 28.6%, respectively. PMI’s effective tax rates for the six months and three months ended June 30, 2008 were 30.3% and 31.0%, respectively. The 2008 tax rates were unfavorably impacted by 0.7 percentage points for the six months and by 1.4 percentage points for the three months due to the after-tax charge of $124 million related to the RBH settlement with the Government of Canada and all ten provinces. The effective tax rates are based on PMI’s full year geographical earnings mix projections and cash repatriation plans. Changes in earnings mix or in cash repatriation plans could have an impact on the effective tax rates which PMI monitors each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

PMI is regularly examined by tax authorities around the world. It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a decrease in unrecognized tax benefits along with related interest and penalties. An estimate of the range of the possible decrease cannot be made at this time.

Note 13. Indebtedness:

At June 30, 2009 and December 31, 2008, PMI’s long-term debt consisted of the following (in millions):

	June 30, 2009	December 31, 2008
Short-term borrowings, reclassified as long-term debt	$-	$1,020
Notes, 4.875% to 6.875% (average interest rate 5.796%), due through 2038	7,196	7,193
Foreign currency obligations:
Euro notes payable (average interest rate 5.240%), due through 2016	5,216	2,484
Swiss Franc notes payable (average interest rate 3.625%), due through 2013	915	473
Other (average interest rate 5.038%), due through 2014	348	416

	13,675	11,586
Less current portion of long-term debt	(195)	(209)

	$13,480	$11,377

In March 2009, PMI issued Euro 2.0 billion (approximately $2.6 billion) of notes. The Euro notes bear the following terms:

•	Euro 1.25 billion total principal due March 2012 at a fixed interest rate of 4.250%.

•	Euro 750 million total principal due March 2016 at a fixed interest rate of 5.750%.

In March 2009, PMI also issued CHF 500 million (approximately $431 million) of 3.250% bonds, due in March 2013.

The net proceeds of these offerings were used to repay commercial paper borrowings and for general corporate purposes.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 14. Fair Value Measurements:

On January 1, 2008, PMI adopted SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of input that may be used to measure fair value:

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

Debt

The fair value of PMI’s outstanding debt, as utilized solely for disclosure purposes, is determined by utilizing quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. The aggregate carrying value of PMI’s debt, excluding capital leases obligations, was $13,425 million at June 30, 2009.

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

The aggregate fair value of PMI’s debt and derivative financial instruments as of June 30, 2009, was as follows (in millions):

	June 30, 2009	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivatives - Assets	$108	$-	$108	$-

Debt	$14,299	$14,202	$97	$-

Derivatives – Liabilities	$90	$-	$90	$-

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 15. Accumulated Other Comprehensive Earnings (Losses):

PMI’s accumulated other comprehensive earnings (losses) consisted of the following (in millions):

	At June 30, 2009	At December 31, 2008	At June 30, 2008

Currency translation adjustments	$(278)	$(768)	$2,452

Pension and other benefits	(1,416)	(1,444)	(102)

Derivatives accounted for as hedges	(24)	(68)	(121)

Debt and equity securities	(1)	(1)

Total accumulated other comprehensive earnings (losses)	$(1,719)	$(2,281)	$2,229

Note 16. Colombian Investment and Cooperation Agreement:

On June 19, 2009, PMI announced that it had signed an agreement with the Republic of Colombia, together with the Departments of Colombia and the Capital District of Bogota, to promote investment and cooperation with respect to the Colombian tobacco market and to fight counterfeit and contraband tobacco products. The Investment and Cooperation Agreement provides $200 million in funding to the Colombian governments over a 20-year period to address issues of mutual interest, such as combating the illegal cigarette trade, including the threat of counterfeit tobacco products, and increasing the quality and quantity of locally grown tobacco. As a result of the Investment and Cooperation Agreement, PMI recorded a pre-tax charge of $135 million in the operating results of the Latin America & Canada segment during the second quarter of 2009. This pre-tax charge, which represents the net present value of the payments prescribed by the agreement, is reflected in marketing, administration and research costs on the condensed consolidated statements of earnings.

Note 17. RBH Legal Settlement:

On July 31, 2008, Rothmans announced the finalization of a CAD $550 million (or $475 million) settlement between itself and RBH on the one hand and the Government of Canada and all ten provinces on the other hand. The settlement resolves the Royal Canadian Mounted Police’s investigation relating to products exported from Canada by RBH during the 1989-1996 period. Rothmans’ sole holding was a 60% interest in RBH. The remaining 40% interest in RBH was owned by PMI.

As a result of the finalization of the settlement, PMI recorded a charge of $124 million in the operating results of the Latin America & Canada segment during the second quarter of 2008. The charge represented the present value of PMI’s 40% equity interest in RBH’s portion of the settlement.

Subsequent to the finalization of the settlement, PMI announced on July 31, 2008 that it had entered into an agreement with Rothmans to purchase, by way of a tender offer, all of the outstanding common shares of Rothmans. See Note 8. Acquisitions for more details regarding this acquisition.

At June 30, 2009, PMI had $225 million of discounted accrued settlement charges associated with the RBH legal settlement. These accrued settlement charges are reflected in other accrued liabilities ($25 million) and other long-term liabilities ($200 million) on the condensed consolidated balance sheet.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At December 31, 2008, PMI had $207 million of discounted accrued settlement charges associated with the RBH legal settlement. These accrued settlement charges are reflected in other accrued liabilities ($15 million) and other long-term liabilities ($192 million) on the condensed consolidated balance sheet.

Note 18. New Accounting Standards:

As previously discussed in Note 9. Earnings Per Share, PMI adopted FSP 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”

Effective January 1, 2009, PMI adopted SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 changed the reporting for minority interest by requiring that noncontrolling interests be reported within equity. Additionally, SFAS No. 160 requires that any transaction between an entity and a noncontrolling interest be accounted for as an equity transaction. SFAS No. 160 has been applied prospectively, except for the presentation and disclosure requirements which have been adjusted retrospectively for all periods presented.

Effective January 1, 2009, PMI adopted SFAS No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires the recognition of assets acquired, liabilities assumed and any noncontrolling interest in the acquiree to be measured at fair value as of the acquisition date. Additionally, costs incurred to effect the acquisition are to be recognized separately from the acquisition and expensed as incurred.

Effective January 1, 2009, PMI adopted SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires disclosures about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect the company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. PMI has amended its disclosures accordingly.

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

We use the term net revenues to refer to our operating revenues from the sale of our products, net of sales and promotion incentives. Our net revenues and operating income are affected by various factors, including the volume of products we sell, the price of our products, changes in currency exchange rates and the mix of products we sell. Mix is a term used to refer to the proportionate value of premium price brands to mid-price or low-price brands in any given market (product mix). Mix can also refer to the proportion of volume in more profitable markets versus volume in less profitable markets (geographic mix). We often collect excise taxes from our customers and then remit them to local governments, and, in those circumstances, we include excise taxes as a component of net revenues and as part of our cost of sales. Aside from excise taxes, our cost of sales consists principally of tobacco leaf, non-tobacco raw materials, labor and manufacturing costs.

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

We are a legal entity separate and distinct from our direct and indirect subsidiaries. Accordingly, our right, and thus the right of our creditors and stockholders, to participate in any distribution of the assets or earnings of any subsidiary is subject to the prior claims of creditors of such subsidiary, except to the extent that claims of our company itself as a creditor may be recognized. As a holding company, our principal sources of funds, including funds to make payment on our debt securities, are from the receipt of dividends and repayment of debt from our subsidiaries. Our principal wholly-owned and majority-owned subsidiaries currently are not limited by long-term debt or other agreements in their ability to pay cash dividends or to make other distributions with respect to their common stock.

As discussed in Note 1. Background and Basis of Presentation of our 2008 audited consolidated financial statements and related notes, which are incorporated by reference into our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”), certain of our subsidiaries prior to 2008 reported their results up to ten days before the end of December, rather than on December 31. During 2008, these subsidiaries moved to a December 31, 2008 closing date, which impacted the first quarter and fourth quarter results of previous periods. As a result, certain amounts in the first quarter of 2008 have been revised to reflect this change. The impact of this change resulted in a decrease in net earnings attributable to PMI and diluted earnings per share (“diluted EPS”) of $194 million and approximately $0.10, respectively, in the first six months of 2008.

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

Consolidated Operating Results for the Six Months Ended June 30, 2009 – The changes in our reported net earnings attributable to PMI and diluted EPS for the six months ended June 30, 2009, from the comparable 2008 amounts, were as follows (in millions, except per share data):

	Reported
	Net Earnings Attributable to PMI	Diluted EPS
For the six months ended June 30, 2008	$3,365	$1.59

2008 Asset impairment and exit costs	46	0.02
2008 Equity loss from RBH legal settlement	124	0.06

Subtotal of 2008 items	170	0.08

2009 Asset impairment and exit costs	(1)
2009 Colombian Investment and Cooperation Agreement charge	(93)	(0.04)

Subtotal of 2009 items	(94)	(0.04)

Currency	(730)	(0.35)
Interest	(157)	(0.07)
Change in tax rate	22	0.01
Impact of lower shares outstanding and share-based payments		0.09
Operations	446	0.21

For the six months ended June 30, 2009	$3,022	$1.52

See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Asset Impairment and Exit Costs – We recorded pre-tax asset impairment and exit costs primarily related to the streamlining of various administrative functions and operations. During the six months ended June 30, 2009, we recorded pre-tax asset impairment and exit costs of $2 million ($1 million after-tax). During the six months ended June 30, 2008, we recorded pre-tax asset impairment and exit costs of $71 million ($46 million after-tax). For further details, see Note 2. Asset Impairment and Exit Costs to the condensed consolidated financial statements.

Equity loss from RBH legal settlement – In the second quarter of 2008, we recorded a $124 million charge related to the Rothmans, Benson & Hedges Inc. (“RBH”) settlement with the Government of Canada and all ten provinces. This equity loss was included in the operating companies income of the Latin America & Canada segment. For further details, see Note 17. RBH Legal Settlement to the condensed consolidated financial statements.

Colombian Investment and Cooperation Agreement charge – During the second quarter of 2009, we recorded a pre-tax charge of $135 million ($93 million after-tax) related to the Investment and Cooperation Agreement in Colombia. The charge was recorded in the operating companies income of the Latin America & Canada segment. For further details, see Note 16. Colombian Investment and Cooperation Agreement to the condensed consolidated financial statements.

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

Lower shares outstanding and share-based payments – The favorable impact of lower shares outstanding and share-based payments was due primarily to the repurchases of our common stock pursuant to the $13.0 billion two-year share repurchase program (since inception, 178.1 million shares were repurchased at a cost of $8.1 billion).

Income taxes – Our effective income tax rate for the six months ended June 30, 2009 decreased 1.1 percentage points to 29.2%, reflecting a favorable comparison to the first half of 2008, which was adversely affected by the charge for the RBH legal settlement.

Operations – The increase in our operations reflected in the table above was due primarily to the following:

•	Eastern Europe, Middle East and Africa. Higher income due primarily to higher pricing, partially offset by higher marketing, administration and research costs and lower volume/mix;

•	Asia. Higher income due primarily to higher pricing and higher volume/mix, partially offset by higher marketing, administration and research costs;

•

Latin America & Canada. Higher income due primarily to the favorable impact of acquisitions and higher pricing, partially offset by lower volume/mix and higher marketing, administration and research costs; and

•	European Union. Higher income due primarily to higher pricing and the favorable impact of acquisitions, partially offset by lower volume/mix and higher marketing, administration and research costs.

Consolidated Operating Results for the Three Months Ended June 30, 2009 – The changes in our reported net earnings attributable to PMI and diluted EPS for the three months ended June 30, 2009, from the comparable 2008 amounts, were as follows (in millions, except per share data):

	Reported
	Net Earnings Attributable to PMI	Diluted EPS
For the three months ended June 30, 2008	$1,692	$0.80

2008 Asset impairment and exit costs	27	0.01
2008 Equity loss from RBH legal settlement	124	0.06

Subtotal of 2008 items	151	0.07

2009 Colombian Investment and Cooperation Agreement charge	(93)	(0.04)

Currency	(406)	(0.19)
Interest	(99)	(0.04)
Change in tax rate	31	0.01
Impact of lower shares outstanding and share-based payments		0.05
Operations	270	0.13

For the three months ended June 30, 2009	$1,546	$0.79

See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Asset Impairment and Exit Costs – We recorded pre-tax asset impairment and exit costs primarily related to the streamlining of various administrative functions and operations. During the three months ended June 30, 2009, we recorded pre-tax asset impairment and exit costs of $1 million ($0.7 million after-tax). During the three months ended June 30, 2008, we recorded pre-tax asset impairment and exit costs of $48 million ($27 million after-tax). For further details, see Note 2. Asset Impairment and Exit Costs to the condensed consolidated financial statements.

Equity loss from RBH legal settlement – As previously discussed, in the second quarter of 2008, we recorded a $124 million charge related to the RBH settlement with the Government of Canada and all ten provinces. This equity loss was included in the operating companies income of the Latin America & Canada segment. For further details, see Note 17. RBH Legal Settlement to the condensed consolidated financial statements.

Colombian Investment and Cooperation Agreement charge – As previously discussed, we recorded a pre-tax charge of $135 million ($93 million after-tax) related to the Investment and Cooperation Agreement in Colombia. The charge was recorded in the operating companies income of the Latin America & Canada segment. For further details, see Note 16. Colombian Investment and Cooperation Agreement to the condensed consolidated financial statements.

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

Lower shares outstanding and share-based payments – The favorable impact of lower shares outstanding and share-based payments was due primarily to the repurchases of our common stock pursuant to the $13.0 billion two-year share repurchase program.

Income taxes – Our effective income tax rate for the three months ended June 30, 2009 decreased 2.4 percentage points to 28.6%, reflecting a favorable comparison to the second quarter of 2008, which was adversely affected by the charge for the RBH legal settlement.

Operations – The increase in our operations reflected in the table above was due primarily to the following:

•	Asia. Higher income due primarily to higher pricing, partially offset by higher marketing, administration and research costs;

•	Eastern Europe, Middle East and Africa. Higher income due primarily to higher pricing, partially offset by higher marketing, administration and research costs and lower volume/mix;

•

European Union. Higher income due primarily to higher pricing and the favorable impact of acquisitions, partially offset by lower volume/mix and higher marketing, administration and research costs; and

•	Latin America & Canada. Higher income due primarily to the favorable impact of acquisitions and higher pricing.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2009 Forecasted Results – The current worldwide economic recession has affected the markets in which we operate. While we have not seen a broad-based trend towards consumer down-trading on a global basis, we expect to face some unfavorable overall product mix and softer volume reflecting lower consumption levels this year. We have factored these assumptions into our forecasted results for 2009. On July 23, 2009, we raised our forecast for 2009 full-year diluted EPS to a range of $3.10 to $3.20, from $2.85 to $3.00, which includes, at current exchange rates, an unfavorable currency impact of $0.55 per share compared to $0.80 per share in the February 2009 forecast. Excluding currency, diluted EPS is projected to increase by approximately 10%-13%. This guidance includes the pre-tax charge of $135 million ($93 million after-tax), equivalent to $0.04 per share, relating to the Colombian Investment and Cooperation Agreement announced during the second quarter of 2009, and excludes the impact of any potential future acquisitions, asset impairment and exit cost charges, and any unusual events. The factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast.

Discussion and Analysis

Consolidated Operating Results

See pages 70-74 for a discussion of our Cautionary Factors That May Affect Future Results. Our cigarette volume, net revenues, excise taxes on products and operating companies income by segment were as follows (in millions):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2009	2008	2009	2008
Cigarette volume:
European Union	117,840	121,868	62,900	64,817
Eastern Europe, Middle East and Africa	144,328	146,174	76,650	78,300
Asia	114,747	112,405	57,979	56,843
Latin America & Canada	49,625	46,189	25,636	23,209

Total cigarette volume	426,540	426,636	223,165	223,169

Net revenues:
European Union	$13,205	$14,976	$7,155	$8,279
Eastern Europe, Middle East and Africa	6,231	7,085	3,400	3,802
Asia	5,804	6,146	2,947	3,170
Latin America & Canada	3,259	2,850	1,711	1,452

Net revenues	$28,499	$31,057	$15,213	$16,703

Excise taxes on products:
European Union	$8,938	$10,086	$4,875	$5,635
Eastern Europe, Middle East and Africa	3,139	3,490	1,760	1,869
Asia	2,641	3,039	1,374	1,566
Latin America & Canada	2,050	1,812	1,070	924

Excise taxes on products	$16,768	$18,427	$9,079	$9,994

Operating income:
Operating companies income:
European Union	$2,130	$2,454	$1,163	$1,287
Eastern Europe, Middle East and Africa	1,221	1,493	635	813
Asia	1,280	1,073	619	523
Latin America & Canada	226	172	71	23
Amortization of intangibles	(36)	(16)	(21)	(7)
General corporate expenses	(72)	(44)	(38)	(31)

Operating income	$4,749	$5,132	$2,429	$2,608

As discussed in Note 10. Segment Reporting, we evaluate segment performance and allocate resources based on operating companies income, which we define as operating income before general corporate expenses and amortization of intangibles. We believe it is appropriate to disclose this measure to help investors analyze the business performance and trends of our various business segments.

References to total international cigarette market, total cigarette market, total market and market shares in this Discussion and Analysis section are our estimates based on a number of internal and external sources.

The following events that occurred during the six months and three months ended June 30, 2009 and 2008, affected the comparability of our statement of earnings amounts.

•	Asset Impairment and Exit Costs – For the six months and three months ended June 30, 2009 and 2008, pre-tax asset impairment and exit costs consisted of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2009	2008	2009	2008
Separation programs:
European Union	$2	$56	$1	$48

Total separation programs	2	56	1	48

Contract termination charges:
Eastern Europe, Middle East and Africa		1
Asia		14

Total contract termination charges	-	15	-	-

Asset impairment and exit costs	$2	$71	$1	$48

For further details see Note 2. Asset Impairment and Exit Costs to our condensed consolidated financial statements.

•

Equity loss from RBH legal settlement – As previously discussed, the operating companies income of the Latin America & Canada segment for the six months and three months ended June 30, 2008, included a $124 million charge related to the RBH settlement with the Government of Canada and all ten provinces. For further details, see Note 17. RBH Legal Settlement to the condensed consolidated financial statements.

•

Colombian Investment and Cooperation Agreement charge – As previously discussed, the operating companies income of the Latin America & Canada segment for the six months and three months ended June 30, 2009, included a pre-tax charge of $135 million related to the Investment and Cooperation Agreement in Colombia. For further details, see Note 16. Colombian Investment and Cooperation Agreement to the condensed consolidated financial statements.

Consolidated Operating Results for the Six Months Ended June 30, 2009

The following discussion compares our consolidated operating results for the six months ended June 30, 2009, with the six months ended June 30, 2008.

Our cigarette volume of 426.5 billion units was essentially unchanged. Gains in Asia, driven by Indonesia, Korea and Pakistan, and Latin America & Canada, driven by acquisitions, were offset by declines primarily in the European Union, particularly in Italy, Poland and Spain, and EEMA, mainly in Romania, Ukraine and Duty Free. Excluding acquisitions, our cigarette shipment volume was down 1.1%.

We achieved market share gains in a number of markets, including Algeria, Argentina, Belgium, Brazil, Bulgaria, Canada, Colombia, the Dominican Republic, Egypt, France, Germany, Greece, Hungary, Korea, Mexico, the Netherlands, the Philippines, Portugal, Romania, Russia, Spain, Turkey and Ukraine.

Despite growth in Asia, total cigarette shipments of Marlboro of 149.4 billion units were down 1.7%, primarily due to market declines in the European Union and EEMA, a 0.2 market share point decline in the European Union, a reduction in our Duty Free volume, reflecting the unfavorable impact of the global economy on travel, and a softening of the premium segment in Russia and Ukraine. Total cigarette shipments of L&M of 44.6 billion units were down 3.6%, with growth in the European Union offset by a decline in other regions. Driven by a decrease in shipments in EEMA, total cigarette shipments of Chesterfield declined 4.9%. Total cigarette shipments of Parliament recorded growth, up 3.4%, driven by gains in EEMA. Total cigarette shipments of Virginia Slims declined 5.3%. Total cigarette shipments of Lark increased 11.6%, driven by growth in EEMA.

Total shipment volume of other tobacco products (in cigarette equivalent units) grew 30.3%, as growth in France, Poland and the Nordics was partially offset by the decline of cigarillo volume in Germany. Excluding acquisitions, shipment volume of other tobacco products was flat. Total shipment volume for cigarettes and other tobacco products was up 0.4%, and down 1.1% excluding acquisitions.

Net revenues, which include excise taxes billed to customers, decreased $2.6 billion or 8.2%. Excluding excise taxes, net revenues decreased $899 million (7.1%) to $11.7 billion. This decrease was due to unfavorable currency ($1.9 billion) and lower volume/mix ($266 million), partially offset by net price increases ($907 million) and the impact of acquisitions ($323 million).

Excise taxes on products decreased $1.7 billion (9.0%), due primarily to currency movements ($3.6 billion), partially offset by higher excise tax rates ($1.5 billion) and acquisitions. As discussed under the caption “Business Environment,” governments have consistently increased excise taxes in most of the markets in which we operate. We expect excise taxes to continue to increase.

Cost of sales decreased $487 million (10.5%), due primarily to currency movements ($605 million), partially offset by the impact of acquisitions ($97 million) and higher leaf tobacco costs.

Marketing, administration and research costs increased $20 million (0.7%), due primarily to higher marketing and sales expenses ($151 million), the 2009 charge related to the Colombian Investment and Cooperation Agreement ($135 million), acquisitions ($72 million), higher general and administrative expenses ($56 million), higher general corporate expenses ($30 million) and higher research and development expenses ($13 million), partially offset by currency ($308 million) and the 2008 charge related to the RBH legal settlement ($124 million).

Operating income decreased $383 million (7.5%). This decrease was due primarily to unfavorable currency ($947 million), lower volume/mix ($234 million) and higher marketing and sales expenses. These decreases were partially offset by net price increases ($907 million), the impact of acquisitions ($154 million) and lower asset impairment and exit costs ($69 million).

Currency movements decreased net revenues by $5.4 billion ($1.9 billion, after excluding the impact of currency movements on excise taxes) and operating income by $947 million. These decreases were due primarily to the strengthening of the U.S. dollar versus the Euro, the Australian dollar and many emerging market currencies, in particular the Indonesian rupiah, Mexican peso, Russian ruble, Turkish lira and Ukrainian hryvnia. This impact was partially offset by the weakness of the U.S. dollar versus the Japanese yen.

Interest expense, net, of $351 million increased $215 million, due primarily to higher average debt levels.

Our effective tax rate decreased 1.1 percentage points to 29.2%, which is presently the estimated effective tax rate for the full year 2009. The 2008 tax rate was unfavorably impacted by 0.7 percentage points due to the after-tax charge of $124 million related to the RBH settlement with the Government of Canada and all ten provinces. The effective tax rate is based on our full year geographic earnings mix projections and cash repatriation plans. Changes in our earnings mix or in cash repatriation plans could have an impact on the effective tax rate which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

We are regularly examined by tax authorities around the world. It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a decrease in unrecognized tax benefits along with related interest and penalties. An estimate of the range of the possible decrease cannot be made at this time.

Net earnings attributable to PMI of $3.0 billion decreased $343 million (10.2%). This decrease was due primarily to lower operating income (attributable to unfavorable currency, partially offset by higher results from operations) and higher interest expense, net. Diluted and basic EPS of $1.52 and $1.53, respectively, decreased by 4.4%. Excluding unfavorable currency of $0.35, diluted EPS increased 17.6%.

Consolidated Operating Results for the Three Months Ended June 30, 2009

The following discussion compares our consolidated operating results for the three months ended June 30, 2009, with the three months ended June 30, 2008.

Our cigarette volume of 223.2 billion units was unchanged, with gains in Asia, driven by Indonesia, Korea and Pakistan, and Latin America & Canada, offset by declines primarily in the European Union, particularly in Italy,

Poland and Spain, and EEMA, mainly in Romania, Ukraine and Duty Free. Excluding acquisitions, our cigarette shipment volume was down 1.1%.

We achieved market share gains in a number of markets, including Algeria, Argentina, Australia, Austria, Belgium, Brazil, Bulgaria, Canada, Colombia, the Dominican Republic, Egypt, France, Germany, Greece, Hungary, Japan, Korea, Mexico, the Netherlands, the Philippines, Romania, Russia, Spain, Turkey, Ukraine and the United Kingdom.

Despite growth in Asia, total cigarette shipments of Marlboro of 78.3 billion units were down 1.1%, primarily due to market declines in the European Union and EEMA, a reduction in our Duty Free volume, reflecting the unfavorable impact of the global economy on travel, and a softening of the premium segment in Russia and Ukraine. Total cigarette shipments of L&M of 23.2 billion units were down 6.3%, with growth in the European Union offset by a decline in other regions. Driven by a decrease in shipments in EEMA, total cigarette shipments of Chesterfield declined 9.4%. Total cigarette shipments of Parliament recorded growth, up 1.3%, driven by gains in EEMA. Total cigarette shipments of Virginia Slims declined 7.5%. Total cigarette shipments of Lark increased 20.5%, driven by growth in EEMA and Asia.

Total shipment volume of other tobacco products (in cigarette equivalent units) grew 21.6%, fueled by growth in France and the Nordics. Excluding acquisitions, shipment volume of other tobacco products was down 12.2%, primarily due to lower cigarillo volume in Germany where the whole segment has declined. Total shipment volume for cigarettes and other tobacco products was up 0.3%, and down 1.3% excluding acquisitions.

Net revenues, which include excise taxes billed to customers, decreased $1.5 billion or 8.9%. Excluding excise taxes, net revenues decreased $575 million (8.6%) to $6.1 billion. This decrease was due to unfavorable currency ($1.2 billion) and lower volume/mix ($141 million), partially offset by net price increases ($549 million) and the impact of acquisitions ($183 million).

Excise taxes on products decreased $915 million (9.2%), due primarily to currency movements ($2.1 billion), partially offset by higher excise tax rates ($940 million) and acquisitions.

Cost of sales decreased $277 million (11.3%), due primarily to currency movements ($362 million), partially offset by the impact of acquisitions ($54 million) and higher leaf tobacco costs.

Marketing, administration and research costs decreased $86 million (5.4%), due primarily to currency ($254 million) and the 2008 charge related to the RBH legal settlement ($124 million), partially offset by the 2009 charge related to the Colombian Investment and Cooperation Agreement ($135 million), higher marketing and sales expenses ($65 million), acquisitions ($41 million), higher general and administrative expenses ($31 million), higher research and development expenses ($10 million) and higher general corporate expenses.

Operating income decreased $179 million (6.9%). This decrease was due primarily to unfavorable currency ($548 million), lower volume/mix ($125 million) and higher marketing and sales expenses. These decreases were partially offset by net price increases ($549 million), the impact of acquisitions ($88 million) and lower asset impairment and exit costs ($47 million).

Currency movements decreased net revenues by $3.3 billion ($1.2 billion, after excluding the impact of currency movements on excise taxes) and operating income by $548 million. These decreases were due primarily to the strengthening of the U.S. dollar versus the Euro, the Australian dollar and many emerging market currencies, in particular the Indonesian rupiah, Mexican peso, Russian ruble, Turkish lira and Ukrainian hryvnia. This impact was partially offset by the weakness of the U.S. dollar versus the Japanese yen.

Interest expense, net, of $193 million increased $132 million, due primarily to higher average debt levels.

Our effective tax rate decreased 2.4 percentage points to 28.6%. The 2008 tax rate was unfavorably impacted by 1.4 percentage points due to the after-tax charge of $124 million related to the RBH settlement with the Government of Canada and all ten provinces. The effective tax rate is based on our full year geographic earnings mix projections and cash repatriation plans. Changes in our earnings mix or in cash repatriation plans could have an impact on the effective tax rate which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

As previously discussed, we are regularly examined by tax authorities around the world. It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a decrease in unrecognized tax benefits along with related interest and penalties. An estimate of the range of the possible decrease cannot be made at this time.

Net earnings attributable to PMI of $1.5 billion decreased $146 million (8.6%). This decrease was due primarily to lower operating income (attributable to unfavorable currency, partially offset by higher results from operations). Diluted and basic EPS of $0.79 decreased by 1.3% and 2.5%, respectively. Excluding unfavorable currency of $0.19, diluted EPS increased 22.5%.

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

Minimum Retail Selling Price Laws: Several EU Member States (Austria, France, Ireland, and Italy) have enacted laws establishing a minimum retail selling price for cigarettes and, in some cases, other tobacco products. The European Commission has filed actions against these Member States in the European Court of Justice claiming that these countries’ minimum retail selling price systems infringed EU law. The court hearing in the actions against

Austria, France and Ireland took place in June 2009. A ruling could be expected by the end of 2009 or early 2010. Should the European Commission prevail in the European Court of Justice, excise tax levels and/or price gaps in those markets could be adversely affected.

Framework Convention on Tobacco Control: The World Health Organization’s Framework Convention for Tobacco Control (“FCTC”) entered into force on February 27, 2005. As of August 2009, 165 countries, as well as the European Community, have become Parties to the FCTC. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and, in certain instances, requires) Parties to have in place or enact legislation that would:

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

In November 2008, the Conference of the Parties, the governing body of the FCTC, adopted Guidelines that provide non-binding recommendations to the Parties supplementing specific Articles of the Treaty, including details on tobacco packaging, labeling and marketing. Several of the recommendations in the Guidelines, such as plain packaging, point of sale display bans, a ban on the use of colors in packaging, a ban on all forms of communications to adult smokers and limiting tobacco industry involvement in the development of tobacco policy and regulations, reflect extreme applications of the provisions of the Treaty, many of which are punitive measures against the tobacco industry and untethered to public health objectives. If governments choose to implement these recommendations, they may adversely affect our business, volume, results of operations, cash flows and financial position. It is not possible to predict whether or to what extent the Guidelines will be adopted by governments.

Tar and Nicotine Test Methods and Brand Descriptors: A number of public health organizations throughout the world, including WHO, have determined that the existing International Standards Organization (“ISO”) machine-based methods for measuring tar and nicotine yields provide misleading information about tar and nicotine inhaled by the smoker, and that the ISO-based numbers should not be displayed. We have expressed the view that ISO numbers do not accurately reflect human smoking, and we therefore supported recommendations to supplement the ISO test method with the more intensive Health Canada method. The Health Canada method blocks ventilation holes, increases the puffs taken per minute and the volume of smoke in each puff. We believe that a combination of the two methods would better illustrate the wide variability in the delivery of tar, nicotine and carbon monoxide, depending upon how an individual smokes a cigarette. The WHO’s Study Group on Tobacco Regulation (“TobReg”) (its expert committee on regulation) and the Conference of the Parties Working Group on tobacco regulation have recommended the use of ISO and Health Canada methods for testing smoke constituent yields. Both the WHO and the Conference of the Parties Working Group continue to recommend that yields of tar, nicotine, carbon monoxide and other constituents should not be disclosed to consumers.

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

Some public health advocates, governments, and the Guidelines issued by the FCTC’s Conference of the Parties have called for a ban or restriction on the use of colors which they claim are also used to signify that some brands provide lower yields of tar, nicotine and other smoke constituents. Others have banned or sought to ban any descriptive terms, including terms such as “premium” or “full flavor,” and one has banned all but one pack variation per brand arguing that such terms or pack variations are inherently misleading. We believe such regulations are unreasonably broad, go beyond the scope and intent of legislation designed to prevent consumers from falsely believing that one brand is less harmful than another, unduly restrict our intellectual property and other rights, and violate international trade commitments. As such, we oppose these types of regulations and, where appropriate, we have commenced litigation to challenge their constitutionality.

Testing and Reporting of Other Smoke Constituents: Brazil, Canada, Taiwan and Venezuela require manufacturers to test and report to regulators certain by-brand yields of other smoke constituents from the 45 to 80 that have been identified as potential causes of tobacco-related diseases. Testing and reporting of some of these constituents is being considered by the FCTC’s Conference of the Parties Working Group on product regulation, TobReg, national regulators and the public health community. We measure many of these constituents for our product research and development purposes, and support efforts to develop reasonable regulation in this area. However, there is no international consensus on which smoke constituents cause the full range of diseases associated with tobacco use, and no validated analytical methods to measure the constituents’ yields in the smoke. Moreover, there is extremely limited capacity to conduct by-brand testing on a global basis. In its 2008 progress report on these issues, the Conference of the Parties Working Group, following a proposal by TobReg, identified nine smoke constituents for which methods for testing and measuring yields should be validated as a priority, and estimated that validation of the applicable methods for these constituents (and for certain ingredients) would take five and a half years. It is not certain when actual testing requirements will be recommended by the Conference of the Parties and whether individual countries will adopt them, although bills to require testing of a wide range of smoke constituent yields are pending in some countries. The cost of by-brand testing could be significant, and public health groups, including the Conference of the Parties Working Group, have recommended that the industry should be required to bear the burden of testing expenses.

Ceilings on Tar, Nicotine, Carbon Monoxide and Other Smoke Constituents: Despite the fact that public health authorities have questioned the significance of ISO-measured tar, nicotine and carbon monoxide yields, a number of countries, including all EU Member States, have established maximum yields of tar, nicotine and/or carbon monoxide, as measured by the ISO standard test method, and none of them have suggested that ISO-based ceilings be eliminated. Nor has any country to date proposed ceilings based on an alternative test method or for other smoke constituents. However, in February 2009, TobReg published a report in which it recommended that governments establish ceilings for nine specific smoke constituents, including tobacco-specific nitrosamines (“TSNAs”). The TobReg proposal would set ceilings based on the median yield for each constituent in the market determined by testing all brands sold in the market. Although this concept of “selective constituent reduction” is supported by some public health officials, several public health advocates and scientists have criticized the proposal on the grounds that selectively reducing some constituents in conventional cigarettes will not lead to a meaningful reduction in disease and thus will not benefit public health and/or will mislead consumers into believing that conventional cigarettes with regulated (i.e., reduced) levels of these constituents are safer. In fact, TobReg recognizes that it cannot prove that its proposed ceilings will result in reduced risk of disease or reduced harm, but argues that its proposal is appropriate because it is based on the precautionary principle. As stated above, in its 2008 progress report, the Conference of the Parties Working Group identified the nine TobReg smoke constituents as priorities for which methods for testing and measuring yields should be validated, but did not comment on performance standards or ceilings.

Ingredient Disclosure Laws: Many countries have enacted or proposed legislation or regulations that require cigarette manufacturers to disclose to governments and to the public the ingredients used in the manufacture of cigarettes and, in certain cases, to provide toxicological information about those ingredients. While we believe the public health objectives of these requests can be met without providing exact by-brand formulae, we have made and will continue to make full disclosures to governments where adequate assurances of trade secret protection are provided. For example, under the EU Tobacco Products Directive, tobacco companies are required to disclose ingredients and toxicological information to each Member State. In May 2007, the Commission published guidelines for full by-brand reporting requirements. We have made ingredient disclosures in compliance with the laws of all EU Member States, and have followed the guidelines in most Member States, making full by-brand disclosures in a manner that protects trade secrets in those Member States. In some jurisdictions, however, appropriate assurances of trade secret protection may be impossible to obtain. In such circumstances, we will seek to resolve the matter with governments through alternative options.

Restrictions and Bans on the Use of Ingredients: Some governments have prohibited the use of certain ingredients, and public health authorities, including the European Commission, are considering further prohibitions. For example, the FCTC’s Conference of the Parties is developing guidelines that will provide detailed product regulation requirements, which could eventually include standards for the use of tobacco product ingredients, including flavorings. However, in 2007, the Conference of the Parties Working Group stated that “testing and measuring of toxicity of cigarette [ingredients] . . . is an emerging field” and refrained from recommending a course of action pending “more work to develop a better understanding of these issues.” Similarly, TobReg stated in 2008 that “the existing science is currently not sufficient” to establish standards for regulating ingredients and other product design characteristics. In May 2009, the Canadian federal government introduced a bill the purported intent of which, among other things, is to ban the use of candy and fruit flavors in little cigars, which are sold in small packages or by the stick and thus claimed to be attractive to minors. However, the language of the bill, as written, is overly broad and would ban virtually all ingredients not only in little cigars, but also in cigarettes. If adopted, the bill would have the effect of banning American Blend cigarettes in Canada. It is currently pending in the Parliament. It is not possible to determine the outcome of the legislation. We support regulations requiring all manufacturers to determine whether their ingredients increase the overall toxicity of tobacco smoke and, if internationally accepted test methods become available, whether ingredients increase the addictiveness of smoke. We would also support legislation that would allow regulators to ban ingredients that significantly increase either the toxicity or addictiveness of cigarette smoke. We oppose, however, bans of ingredients that are not tied to science-based public health considerations, such as the overly broad language proposed in Canada, and bans of ingredients based on palatability or consumer appeal as these are inherently subjective standards and not appropriate bases for regulation.

Bans and Restrictions on Advertising, Marketing, Promotions and Sponsorships: For many years, countries have imposed partial or total bans on tobacco advertising, marketing and promotion. The FCTC calls for a “comprehensive ban on advertising, promotion and sponsorship” and requires governments that have no constitutional constraints to ban all forms of advertising. Where constitutional constraints exist, the FCTC requires governments to restrict or ban radio, television, print media, other media, including the Internet, and sponsorships of international events within five years. We oppose complete bans on advertising but support limitations on marketing, provided that manufacturers retain the ability to communicate directly to adult smokers. The FCTC also requires disclosure of expenditures on advertising, promotion and sponsorship where such activities are not prohibited. Some governments and public health groups have called for bans of product displays at point of sale, which some countries have adopted. We oppose product display bans on the grounds that evidence does not show that they have any material impact on public health, and that they will encourage lower prices, unnecessarily restrict non-price competition, and encourage illicit trade - all of which undermine public health objectives.

Plain Packaging: In 2008, the UK Department of Health raised for comment the possibility of mandating plain (“generic”) packaging, which would eliminate the ability of manufacturers to use any distinctive trademarks, trade dress, logos, or designs on tobacco product packaging. It was argued that plain packaging would reduce youth smoking, decrease smoking initiation, increase cessation and contribute to the de-normalization of tobacco use. We strongly oppose plain packaging because there is no sound evidentiary basis to conclude that it would lead to a reduction in youth smoking or any other public health benefit, is likely to encourage illicit trade and lower prices (both of which undermine the government’s public health and revenue objectives), disproportionately infringes free speech, amounts to expropriation of manufacturers’ intellectual property rights, and unduly limits competition. As noted above, the Conference of the Parties adopted Guidelines recommending plain packaging. However, in December 2008 and again in June 2009, the UK government stated that it would not pursue plain packaging at this time due in part to the lack of evidentiary support for the public health benefit of such a measure. The Australian National Preventative Health Taskforce has also issued a report on regulation of tobacco, alcohol and obesity which recommends, among other things, requiring plain packaging. The Ministry of Health has the report under consideration, but to date has not taken any action.

Health Warning Requirements: Many countries require substantial health warnings on cigarette packs. In the EU, for example, health warnings must cover 30% of the front and 40% of the back of cigarette packs. The FCTC requires health warnings that cover, at a minimum, 30% of the front and back of the pack, and recommends warnings covering 50% or more of the front and back of the pack. We support health warning requirements and, with certain exceptions, defer to the governments on the content of the warnings. In countries where health warnings are not required, we place them on packaging voluntarily in the official language or languages of the country. For example, we are voluntarily placing health warnings in many African countries in official local languages occupying 30% of the front and back of the pack. We oppose disproportionate warning size requirements, such as a Uruguayan decree published in June 2009 mandating health warnings that cover 80% of the front and back of the pack, because such requirements go beyond warning consumers about the health effects of smoking, instead infringing on our intellectual property rights and depriving us of our ability to use distinctive trademarks and pack designs to differentiate our products from those of our competitors. In Uruguay our subsidiary has filed an administrative appeal challenging the 80% warnings. It is not possible to predict the outcome of the challenge. We also oppose regulations that would require the placement of health warnings in the middle of the front and back of the pack as such placement serves no purpose other than to disrupt our trademarks and pack design. While we believe that textual warnings are sufficient, we do not oppose graphic warnings except for images that vilify tobacco companies and their employees or do not accurately represent the health effects of tobacco use, such as, for instance, certain government-mandated graphic health warnings in Brazil. In Brazil, our subsidiary has commenced litigation against the government with respect to these warnings. It is not possible to predict the outcome of this action.

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

Restrictions on Public Smoking: Reports with respect to the health effects of exposure to ETS have been publicized for many years, and many countries have restricted smoking in public places. The pace and scope of public smoking restrictions have increased significantly in most of our markets, particularly in the EU, where Italy, Ireland, the UK, the Netherlands, France, Finland and Sweden have banned virtually all indoor public smoking. In June 2009, the European Commission adopted a proposal for a non-binding Council Recommendation calling on all EU Member States to introduce, by 2012, comprehensive public smoking restrictions covering all closed public places, workplaces and public transport. Other countries around the world have adopted or are likely to adopt substantial public smoking restrictions. Some public health groups have called for, and some municipalities have adopted or proposed, bans on smoking in outdoor places, and some tobacco control groups have advocated banning smoking in cars with minors in them. The FCTC requires Parties to the treaty to adopt restrictions on public smoking, and the Conference of the Parties adopted guidelines on public smoking based on the premise that any exposure to ETS is harmful; the Guidelines call for total bans in all indoor public places, defining “indoor” broadly, and reject any exemptions based on type of venue (e.g., nightclubs). On private place smoking, such as in cars and homes, the Guidelines recommend increased education on the risk of exposure to ETS.

We support a single, consistent public health message on the health effects of exposure to ETS. Our website states that “the conclusions of public health authorities on secondhand smoke warrant public health measures that regulate smoking in public places” and that “outright bans are appropriate in many places.” For example, we support banning smoking in schools, playgrounds and other facilities for youth and in indoor public places where general public services are provided such as public transportation vehicles, supermarkets, public spaces in indoor shopping centers, cinemas, banks and post offices. We believe, however, that governments can and should seek a balance between the desire to protect non-smokers from exposure to secondhand smoke and allowing the millions of people who smoke to do so in some public places. In the hospitality sector, such as restaurants, bars, cafés and other entertainment establishments, the law should grant private business owners the flexibility to permit, restrict or prohibit smoking. Business owners can take into account their desire to cater to their customers’ preferences. In the workplace, designated smoking rooms can provide places for adults to smoke. Finally, we oppose legislation that would prohibit smoking in private places such as homes and apartments.

Reduced Cigarette Ignition Propensity Legislation: Reduced ignition propensity standards have been adopted in Canada and Australia, and are being considered in several other countries, notably New Zealand and the EU. On March 25, 2008, the European Commission formally adopted a decision to mandate the development, through the General Product Safety Directive, of reduced cigarette ignition propensity standards such as those implemented in New York, other American states and Canada. Finland has adopted its own national ignition propensity legislation requiring all cigarettes to be compliant by April 2010. We believe that reduced ignition propensity standards should be the same as those applied in New York and other jurisdictions to ensure that they are uniform and technically feasible, and that they are applied equally to all manufacturers and all tobacco products.

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

•	the implementation of laws governing record-keeping, security and preventive measures, and Internet sales of tobacco products;

•	measures to prohibit tax, regulatory and other advantages that apply in free trade areas, including a ban on duty free sales to individual customers;

•	enforcement mechanisms, including the criminalization of participation in illicit trade in various forms and measures to strengthen the abilities of law enforcement agencies to fight illicit trade;

•	obligations for tobacco manufacturers to control their supply chain with penalties for those that fail to do so; and

•	programs to increase cooperation and technical assistance with respect to investigation and prosecutions and the sharing of information.

A session of the INB took place from June 28 until July 5, 2009, without leading to an agreed protocol. The next session is slated to take place in early 2010.

We support strict regulations and enforcement measures to prevent all forms of illicit trade in tobacco products, including tracking, tracing, labeling and record-keeping requirements, which could be best implemented through strict licensing systems. We agree that manufacturers should implement state-of-the-art monitoring systems of their sales and distribution practices, and we agree that where appropriately confirmed, manufacturers should stop supplying vendors who are shown to be knowingly engaged in illicit trade. However, we disagree with some of the draft protocol’s provisions, including the proposed ban of duty free sales and measures that would impose payments on tobacco product manufacturers in an amount of lost taxes and duties from seized contraband tobacco products regardless of any fault on the manufacturers’ part. We are also working with a number of governments around the world on specific agreements and memoranda of understanding to address the illegal trade in cigarettes.

Cooperation Agreements to Combat Illicit Trade of Cigarettes: In July 2004, we entered into an agreement with the European Commission (acting on behalf of the European Community) that provides for broad cooperation with European law enforcement agencies on anti-contraband and anti-counterfeit efforts. All 27 Member States of the EU have signed the agreement. The agreement resolved all disputes between the European Community and the Member States, on the one hand, and us and certain affiliates, on the other hand, relating to these issues. Under the terms of the agreement, we agreed to make 13 payments over 12 years. Commencing in July 2007, we began making payments of approximately $75 million a year over the final 10 years of the agreement, each of which is to be adjusted based on certain variables, including our market share in the EU in the year preceding payment. We record these payments as an expense in cost of sales when product is shipped. We are also required to pay the excise taxes, VAT and customs duties on qualifying product seizures of up to 90 million cigarettes and are subject to payments of five times the applicable taxes and duties if product seizures exceed 90 million cigarettes in a given year. To date, our supplemental payments related to product seizures have been immaterial.

In July 2008, prior to its acquisition, our Canadian subsidiary Rothmans Inc. (“Rothmans”), entered into a settlement agreement between itself and RBH on the one hand and the Government of Canada and all ten provinces on the other hand to resolve the Royal Canadian Mounted Police’s investigation relating to products exported from Canada by RBH during the 1989-1996 period. The terms of the settlement required, among other payments, the payment of CAD $50 million (or $41 million) towards a new government Contraband Tobacco Enforcement Strategy, which amount was paid by RBH in December 2008. See Note 17. RBH Legal Settlement to the condensed consolidated financial statements.

In June 2009, our subsidiaries Philip Morris Colombia and Coltabaco entered into an Investment and Cooperation Agreement with the Republic of Colombia, together with the Departments of Colombia and the Capital District of Bogotá, to promote investment and cooperation with respect to the Colombian tobacco market and to fight counterfeit and contraband tobacco products. The agreement provides $200 million in funding to the Colombian governments over a 20-year period to address issues of mutual interest, such as combating the illegal cigarette trade, including the threat of counterfeit tobacco products, and increasing the quality and quantity of locally grown tobacco. See Note 16. Colombian Investment and Cooperation Agreement to the condensed consolidated financial statements.

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

Asset Impairment and Exit Costs

We recorded pre-tax asset impairment and exit cost charges of $2 million and $71 million (including the charges associated with the Manufacturing Optimization Program discussed above) during the six months ended June 30, 2009 and 2008, respectively, and $1 million and $48 million during the three months ended June 30, 2009 and 2008, respectively. The 2009 and 2008 pre-tax separation program charges primarily related to severance costs.

Cash payments related to our exit costs were $37 million and $15 million for the six months and three months ended June 30, 2009, respectively, and $63 million and $34 million for the six months and three months ended June 30, 2008, respectively. Future cash payments for exit costs incurred to date are expected to be approximately $76 million, which will be substantially paid by 2011.

Acquisitions

In July 2009, we announced that we had entered into an agreement to purchase 100% of the shares of privately owned Colombian cigarette manufacturer, Productora Tabacalera de Colombia, Protabaco Ltda., for $452 million. The transaction, which is subject to competition authority approval and final confirmatory due diligence, is expected to close within six months of the announcement. We project this acquisition to be marginally accretive to our earnings per share immediately.

In July 2009, we also entered into an agreement with Swedish Match AB to purchase its South African affiliate, Swedish Match South Africa (Proprietary) Limited, for ZAR 1.75 billion (approximately $222 million). The transaction is subject to South African regulatory approval and is expected to be completed by the end of the year. We anticipate that this acquisition will be marginally accretive to our earnings per share immediately.

In February 2009, we purchased the Petterøes tobacco business. Assets purchased consist primarily of amortizable intangible assets related to brands primarily sold in Norway and Sweden. The effect of this acquisition was not material to our consolidated financial position, results of operations or operating cash flows in any of the periods presented.

In February 2009, we entered into an agreement with Swedish Match AB (“SWMA”) to establish an exclusive joint venture to commercialize Swedish style snus and other smoke-free tobacco products worldwide, outside of Scandinavia and the United States. We and SWMA will license exclusively to the joint venture an agreed list of trademarks and intellectual property. The joint venture started operations on April 1, 2009. The effect of this agreement is not expected to be material to our 2009 consolidated financial position, results of operations or operating cash flows.

On July 31, 2008, we announced that we had entered into an agreement with Rothmans, which is located in Canada, to purchase, by way of a tender offer, all of the outstanding common shares of Rothmans for CAD $30 per share in cash, or CAD $2.0 billion ($1.9 billion based on the exchange rate prevailing at the time of the acquisition). Prior to this agreement, Rothmans’ sole holding was a 60% interest in RBH. The remaining 40% interest in RBH was owned by us. In October 2008, we completed the acquisition of all the Rothmans shares.

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

We do not believe that exempt or licensed sales of our products, which are agricultural products under U.S. law, and are not technological or strategic in nature, for ultimate resale in Syria, Iran, Myanmar or Sudan in compliance with U.S. laws, will or would present a material risk to our stockholders, our reputation or the value of our shares. To our knowledge, none of the governments of Syria, Myanmar or Sudan, nor entities controlled by those governments, receive cash or act as intermediaries in connection with these transactions, except that in Syria, the state tobacco monopoly, which is the only entity permitted to import tobacco products, purchases products from our customer for resale in the domestic market.

Certain states have enacted legislation permitting state pension funds to divest or abstain from future investment in stocks of companies that do business with countries that are sanctioned by the U.S. We do not believe such legislation has had a material effect on the price of our shares.

Operating Results – Six Months Ended June 30, 2009

The following discussion compares operating results within each of our reportable segments for the six months ended June 30, 2009, with the six months ended June 30, 2008.

European Union. Net revenues, which include excise taxes billed to customers, decreased $1.8 billion or 11.8%. Excluding excise taxes, net revenues decreased $623 million (12.7%) to $4.3 billion. This decrease was due to unfavorable currency ($704 million) and lower volume/mix ($171 million), partially offset by net price increases ($214 million) and the impact of acquisitions ($38 million).

Operating companies income decreased $324 million (13.2%). This decrease was due primarily to unfavorable currency ($425 million), lower volume/mix ($144 million) and higher marketing, administration and research costs ($44 million), partially offset by net price increases ($214 million), lower pre-tax charges for asset impairment and exit costs ($54 million) and the impact of acquisitions ($27 million).

The total cigarette market in the European Union declined 3.2%. Adjusted for the favorable impact of a trade inventory distortion in the Czech Republic in anticipation of the January 2008 excise tax increase, the total cigarette market declined by 4.9%. The decline primarily reflects the impact of the 2008 tax-driven price increases and down-trading to other tobacco products in Poland, lower retail trade inventories and worsening economic conditions in Spain, and trade inventory movements ahead of price increases in June 2008 and the impact of price increases in the first quarter of 2009 in Italy. Our cigarette shipment volume decreased 3.3%, reflecting a lower total market, partially offset by distributor inventory adjustments and higher shipments in the Czech Republic, reflecting a favorable comparison with 2008. Our market share in the European Union was down 0.2 points to 38.9% as market share gains, primarily in Austria, Belgium, Germany, Greece, Hungary, the Netherlands, the Nordics and Portugal were offset by share declines in Italy and Poland. Marlboro’s share in the European Union was down 0.2 points.

In the Czech Republic, total industry shipments were up over 60%, reflecting lower shipments in 2008 as a result of the 2007 trade inventory movements in anticipation of the January 2008 excise tax increase. Adjusted for this distortion, the total market is estimated to have declined 11.1%, due to tax-driven price increases in the third quarter of 2008, and market share increased 1.0 point to 51.9%. Our shipments were up 30.7%.

In France, the total cigarette market was up 2.7%. Our shipments were up 3.9% and market share increased slightly by 0.1 point to 41.0%, reflecting higher share for the Philip Morris brand, Chesterfield and L&M, partially offset by Marlboro, down 0.7 points to 26.9%.

In Germany, the total cigarette market was down 1.4%. Our shipments were down 0.3% and market share increased 0.4 points to 37.4%, mainly reflecting higher share for L&M, offset by lower Marlboro share, down 0.5 share points to 23.9%.

In Italy, the total cigarette market was down 3.7%, reflecting the impact of price increases in 2008 and in the first quarter of 2009. Our shipments declined 4.2%, reflecting a lower total market and a lower share, which declined 0.6 share points to 54.0%. Marlboro’s share was down 0.2 share points to 22.3%.

In Poland, the total cigarette market was down 13.7%, primarily reflecting the impact of the 2008 European Union tax harmonization-driven price increases. Our shipments declined 19.8% and market share declined 2.7 share points to 35.8%, primarily reflecting the share loss incurred by our mid and low-price brands due to intense price competition. Marlboro share was up 0.1 share point to 8.8%.

In Spain, the total cigarette market was down by 8.0%, primarily due to a one-off reduction of retail trade inventories driven by working capital requirements, the worsening economic environment and consumer down-trading to roll-your-own products. Our shipments were down 5.6%, reflecting the lower total market, partially offset by favorable distributor inventory movements. Our market share increased 0.1 share point to 31.8%, mainly reflecting higher share of L&M and Chesterfield, offset by lower Marlboro share, down 0.6 points to 15.5%.

Eastern Europe, Middle East and Africa. Net revenues, which include excise taxes billed to customers, decreased $854 million (12.1%). Excluding excise taxes, net revenues decreased $503 million (14.0%) to $3.1 billion. This decrease was due primarily to unfavorable currency ($773 million) and lower volume/mix ($74 million), partially offset by net price increases ($341 million).

Operating companies income decreased $272 million (18.2%). This decrease was due primarily to unfavorable currency ($468 million), higher marketing, administration and research costs ($76 million) and lower volume/mix ($68 million), partially offset by net price increases ($341 million).

Our cigarette shipment volume decreased 1.3%, due in part to: Ukraine, driven by the unfavorable impact of a series of tax-driven price increases and a worsening economy; Duty Free, reflecting the continuing impact of the global economic crisis on travel; and Romania, reflecting a total market decline following tax-driven price increases and the impact of the economic crisis. These declines were partially offset by increased cigarette shipment volume in Egypt and Turkey.

In Russia, our shipment volume was down 0.7%. Shipment volume of our premium portfolio was down 9.4%, primarily due to a decline in Marlboro of 17.1%, reflecting down-trading from the premium segment. Parliament shipment volume was unchanged. In the mid-price segment, shipment volumes of Chesterfield and L&M were down 11.7% and 22.3%, respectively, partially offset by Muratti, up 6.0%. In the low-price segment, shipment volumes of Bond Street and Optima, were up by 31.5% and 20.5%, respectively. According to a new retail audit panel implemented with AC Nielsen this year, which more accurately reflects the coverage of the market, our market share of 25.2% was up 0.4 points. In our premium segment, Parliament was up 0.2 share points and Marlboro was flat. A share decline in the mid-price segment, mainly due to L&M, was offset by share gains within the value and low-price segment, primarily led by Bond Street and Optima.

In Turkey, our shipment volume was up 9.2%, driven by trade inventory movements ahead of price increases in early July 2009 and the growth of Parliament and Marlboro, as well as the success of recently launched Lark Recess Blue. Our market share of 42.6% grew 1.7 points, driven by the strong performance of Parliament, up 1.4 share points, and Lark Recess Blue, launched in the fourth quarter of 2008, with a share of 2.7%.

In Ukraine, our shipment volume was down 7.5%, reflecting the impact of tax-driven price increases and a worsening economy. Our market share rose 1.1 share points to 36.0%, reflecting share gains of 0.6 points for premium Parliament and 0.7 points for mid-price Chesterfield.

Asia. Net revenues, which include excise taxes billed to customers, decreased $342 million (5.6%). Excluding excise taxes, net revenues increased $56 million (1.8%) to $3.2 billion. This increase was due to net price increases ($228 million) and higher volume/mix ($16 million), partially offset by unfavorable currency ($188 million).

Operating companies income increased $207 million (19.3%). This increase was due primarily to net price increases ($228 million), favorable currency ($23 million), higher volume/mix ($14 million), and the 2008 pre-tax charges for asset impairment and exit costs ($14 million), partially offset by higher marketing, administration and research costs ($65 million) and higher manufacturing costs.

Our shipment volume increased 2.1%, mainly due to gains in Indonesia, Korea and Pakistan. The increase in Pakistan was due primarily to the cigarette excise tax-driven trade inventory movements in the second quarter of 2009. Shipment volume of Marlboro grew by 7.2%, reflecting strong performance across the region, particularly in Indonesia, Japan, Korea and the Philippines.

In Indonesia, our shipment volume rose by 2.0%, reflecting growth from Marlboro up 8.2%, helped by the launch of Marlboro Black Menthol in March, and A Mild. Bolstered by the continuing strong performance of A Volution, the first super slims kretek in the Indonesian market, shipment volume for the A Mild family increased by 13.7%.

In Japan, the total cigarette market declined by 6.5%. Adjusting for various factors, including the impact of the nationwide implementation of vending machine age verification in July 2008 and trade inventory movements, the total market is estimated to have declined by approximately 3.9%. Our shipments were down by 1.4%, primarily due to the total market decline and the impact of the vending machine age verification mentioned above, partially offset by favorable inventory movements as of the start of 2009 linked to a sourcing strategy change from the United States to Europe. Our market share of 23.9% was flat and market share of Marlboro increased 0.7 points to 10.5%, driven by the August 2008 launch of Marlboro Black Menthol, the November 2008 launch of Marlboro Filter Plus One and the June 2009 launch of Marlboro Black Menthol One. Share of Lark was down 0.2 share points to 6.5%, partly offset by the March 2009 national roll-out of Lark Classic Milds, and the introduction of Lark Mint Splash in test markets in certain parts of Japan.

In Korea, the total market was up 1.5%. Our shipment volume increased 21.4%, driven by market share increases. Our market share reached 13.7%, up 2.3 share points, driven by strong performances from Marlboro, up 1.1 share points, Parliament, up 1.0 share point, and Virginia Slims, up 0.2 share points.

Latin America & Canada. Net revenues, which include excise taxes billed to customers, increased $409 million (14.4%). Excluding excise taxes, net revenues increased $171 million (16.5%) to $1.2 billion. This increase was due to the impact of the Rothmans acquisition in Canada ($282 million) and net price increases ($124 million), partially offset by unfavorable currency ($198 million) and lower volume/mix ($37 million).

Operating companies income increased $54 million (31.4%). This increase was due primarily to the impact of the Rothmans acquisition in Canada ($125 million), net price increases ($124 million) and the 2008 charge related to the RBH legal settlement ($124 million), partially offset by the 2009 charge related to the Colombian Investment and Cooperation Agreement ($135 million), unfavorable currency ($82 million), lower volume/mix ($36 million), higher marketing, administration and research costs ($30 million) and higher manufacturing costs.

Cigarette shipment volume of 49.6 billion units increased by 7.4%, reflecting the Rothmans acquisition in Canada. Excluding acquisition volume, shipments decreased by 2.4%, primarily due to the impact of market contraction and unfavorable distributor inventory levels in Colombia, and tax-driven price increases in Mexico, partly offset by a higher market share in Argentina.

In Argentina, our cigarette shipment volume increased 2.4% and our market share increased 2.8 points to 73.3%, fueled by the Philip Morris brand, up 3.7 share points. Marlboro’s share increased 0.2 share points.

In Canada, the total cigarette market was down 1.3%. Assuming we had owned RBH for the first six months of 2008, our cigarette shipment volume would have been essentially flat and market share would have grown 0.6 points to 33.6%, led by premium price Belmont, up 0.3 points, and low-price Accord and Quebec Classiques, up 1.2 points and 0.7 points, respectively, partially offset by mid-price Number 7, down 1.2 share points.

In Mexico, the total cigarette market was down 6.0%, reflecting the impact of tax-driven price increases in January and December 2008. Although our cigarette shipment volume declined 3.1%, market share increased 2.0 points to 69.1%, fueled by Delicados, up 1.6 points, and by Benson & Hedges, up 0.5 points.

Operating Results – Three Months Ended June 30, 2009

The following discussion compares operating results within each of our reportable segments for the three months ended June 30, 2009, with the three months ended June 30, 2008.

European Union. Net revenues, which include excise taxes billed to customers, decreased $1.1 billion (13.6%). Excluding excise taxes, net revenues decreased $364 million (13.8%) to $2.3 billion. This decrease was due to unfavorable currency ($453 million) and lower volume/mix ($77 million), partially offset by net price increases ($144 million) and the impact of acquisitions ($22 million).

Operating companies income decreased $124 million (9.6%). This decrease was due primarily to unfavorable currency ($241 million), lower volume/mix ($68 million) and higher marketing, administration and research costs ($26 million), partially offset by net price increases ($144 million), lower pre-tax charges for asset impairment and exit costs ($47 million) and the impact of acquisitions ($16 million).

The total cigarette market in the European Union declined 2.6%. Adjusted for the favorable impact of a trade inventory distortion in the Czech Republic in anticipation of the January 2008 excise tax increase, the total cigarette market declined by 4.0%. The decline primarily reflects the impact of tax-driven price increases in Poland, trade inventory movements ahead of price increases in June 2008 and the impact of price increases in the first quarter of 2009 in Italy, and worsening economic conditions in Spain. Our cigarette shipment volume decreased 3.0%, reflecting a lower total market as described above, particularly in Italy, Poland and Spain. Our market share in the European Union was essentially flat at 39.3% as market share gains, primarily in Austria, Germany, Greece, the Netherlands, the Nordics, Portugal and the United Kingdom, were offset by share declines in Italy, Poland and Switzerland. Marlboro’s share in the European Union was essentially unchanged, aided by the roll-out of a number of initiatives, including Marlboro Gold Original in France, Italy, Norway, Sweden and Switzerland, Marlboro Gold Touch in Austria, Italy and Greece, Marlboro Flavor Plus in Belgium, and Marlboro Intense in Finland.

In the Czech Republic, total industry shipments were up 39.5%, reflecting lower shipments in 2008 as a result of 2007 trade inventory movements in anticipation of the January 2008 excise tax increase. Adjusted for this distortion, the total market is estimated to have declined 9.2%, due to tax-driven price increases in the third quarter of 2008, and our market share increased 1.9 points to 51.3%. Our shipments were up 5.8%.

In France, the total cigarette market was up 3.6%. Our shipments were up 6.6%, and market share increased 0.1 point to 41.0%, reflecting higher share for the Philip Morris brand and L&M, partially offset by Marlboro, down 0.7 points to 26.9%, but in line with its share in the first quarter of 2009 and fourth quarter of 2008.

In Germany, the total cigarette market was essentially flat. Our shipments were up 2.2% and market share increased 0.8 points to 38.8%, mainly reflecting higher share for L&M and trade inventory movements, offset by lower Marlboro share, down 0.3 share points to 24.8%.

In Italy, the total cigarette market was down 3.7%, reflecting trade inventory movements ahead of price increases in June 2008 and the impact of price increases in the first quarter of 2009. Our shipments declined 3.1%, partially offset by favorable distributor inventory movements. Our market share declined 0.3 share points to 54.3%. Marlboro’s share was essentially stable at 22.7%.

In Poland, the total cigarette market was down 11.7%, primarily reflecting the impact of the 2008 European Union tax harmonization-driven price increases. Our shipments declined 16.6% and market share declined 2.1 share points to 36.5%, primarily reflecting the share loss incurred by our mid and low-price brands due to intense price competition. Marlboro’s share was up 0.6 points to 9.5% and up 1.5 points versus the first quarter of 2009.

In Spain, the total cigarette market was down by 6.2%, primarily due to the worsening economic environment and consumer down-trading to roll-your-own products. Our shipments were down 6.9%, reflecting the lower total market and the impact of unfavorable distributor inventory movements. Our market share was up 0.2 points to 31.8%, mainly reflecting higher share for L&M and Chesterfield, up 0.7 and 0.2 share points, respectively, offset by lower Marlboro share, down 0.7 points to 15.4%.

Eastern Europe, Middle East and Africa. Net revenues, which include excise taxes billed to customers, decreased $402 million (10.6%). Excluding excise taxes, net revenues decreased $293 million (15.2%) to $1.6 billion. This decrease was due primarily to unfavorable currency ($461 million) and lower volume/mix ($50 million), partially offset by net price increases ($215 million).

Operating companies income decreased $178 million (21.9%). This decrease was due primarily to unfavorable currency ($267 million), higher marketing, administration and research costs ($61 million), lower volume/mix ($44 million) and higher manufacturing costs, partially offset by net price increases ($215 million).

Our cigarette shipment volume decreased 2.1%, principally due to: Ukraine, which suffered from the unfavorable impact of a series of tax-driven price increases, the largest of which was implemented in May of this year; Romania, reflecting a total market decline and unfavorable trade inventory movements following tax-driven price increases in April 2009; and Duty Free, reflecting the continuing impact of the global economic crisis on travel. These declines were partially offset by increased cigarette shipment volume in Egypt and Turkey.

In Russia, our shipment volume decreased 1.3%. Shipment volume of our premium portfolio was down 12.3%, primarily due to declines in Marlboro and Parliament of 19.1% and 4.3%, respectively, reflecting down-trading from the premium segment. In the mid-price segment, shipment volumes of Chesterfield and L&M were down 15.7% and 23.1%, respectively, partially offset by Muratti, up 9.4%. In the low-price segment, shipment volumes of Bond Street and Optima were up by 34.5% and 23.0%, respectively. According to a new retail audit panel implemented with AC Nielsen this year, which more accurately reflects the coverage of the market, our market share of 25.2% was up 0.5 points. In our premium segment, Parliament was up 0.1 share point and Marlboro was essentially flat.

In Turkey, our shipment volume was up 14.4%, partly driven by trade inventory movements ahead of price increases in early July 2009, fueled by growth of Marlboro and Parliament, as well as the success of Lark Recess Blue. Our market share of 42.8% grew 1.7 points, driven by the strong performance of Parliament, up 1.2 share points, and Lark Recess Blue, launched in the fourth quarter of 2008, with a share of 3.2%.

In Ukraine, although our shipment volume declined 14.1%, reflecting the impact of tax-driven price increases and a worsening economy, our market share rose 1.0 share point to 36.2%, driven by share gains of 0.6 points for both premium Parliament and mid-price Chesterfield.

Asia. Net revenues, which include excise taxes billed to customers, decreased $223 million (7.0%). Excluding excise taxes, net revenues decreased $31 million (1.9%) to $1.6 billion. This decrease was due to unfavorable currency ($139 million) and lower volume/mix ($10 million), partially offset by net price increases ($118 million).

Operating companies income increased $96 million (18.4%). This increase was due primarily to net price increases ($118 million), partially offset by higher marketing, administration and research costs ($11 million) and lower volume/mix ($5 million).

Our shipment volume increased 2.0%, mainly due to gains in Indonesia, Korea and Pakistan, the latter resulting from cigarette excise tax-driven trade inventory movements. Shipment volume of Marlboro grew by 4.1%, reflecting a strong performance across the region, particularly in Indonesia, Korea and the Philippines.

In Indonesia, our shipment volume rose by 1.3%, reflecting growth from Marlboro, up 5.4%, helped by the launch of Marlboro Black Menthol in March, and A Mild. Bolstered by the continuing strong performance of A Volution, the first super slims kretek in the Indonesian market, shipment volume for the A Mild family increased by 14.8%.

In Japan, the total cigarette market declined by 7.4%. Adjusting for various factors, including the impact of the nationwide implementation of vending machine age verification in July 2008 and trade inventory movements, the total market is estimated to have declined by approximately 3.9%. Our shipments were down by 2.6%, primarily due to the total market decline and the impact of the vending machine age verification mentioned above, partially offset by favorable inventory movements linked to a sourcing strategy change from the United States to Europe. Our market share of 24.0% was up 0.1 point and market share of Marlboro increased 0.8 points to 10.6%, driven by the August 2008 launch of Marlboro Black Menthol, the November 2008 launch of Marlboro Filter Plus One and the June 2009 launch of Marlboro Black Menthol One. Share of Lark was down 0.3 share points to 6.4%, partially offset by the March 2009 national roll-out of Lark Classic Milds, and the introduction of Lark Mint Splash in test markets in certain parts of Japan.

In Korea, the total market was up by 2.8%. Our shipment volume increased 17.9%, driven by market share increases. Our market share reached 13.7%, up 1.9 share points, driven by strong performances from Marlboro, up 0.8 share points, Parliament, up 0.7 share points, and Virginia Slims, up 0.2 share points.

Latin America & Canada. Net revenues, which include excise taxes billed to customers, increased $259 million (17.8%). Excluding excise taxes, net revenues increased $113 million (21.4%) to $641 million. This increase was due to the impact of the Rothmans acquisition in Canada ($158 million) and net price increases ($72 million), partially offset by unfavorable currency ($113 million) and lower volume/mix ($4 million).

Operating companies income increased $48 million (100+%). This increase was due primarily to the 2008 charge related to the RBH legal settlement ($124 million), net price increases ($72 million) and the impact of the Rothmans acquisition in Canada ($70 million), partially offset by the 2009 charge related to the Colombian Investment and Cooperation Agreement ($135 million), unfavorable currency ($47 million), lower volume/mix ($8 million), higher marketing, administration and research costs ($10 million) and higher manufacturing costs.

Cigarette shipment volume of 25.6 billion units increased by 10.5%, reflecting the Rothmans acquisition in Canada. Excluding acquisition volume, shipments decreased by 0.2%.

In Argentina, our cigarette shipment volume increased 3.6% and our market share increased 2.8 points to 73.0%, fueled by the Philip Morris brand, up 3.3 share points. Marlboro’s share was up 0.3 share points.

In Canada, the total cigarette market was down 0.7%, primarily reflecting the impact of price increases, particularly in the low-price segment. Assuming we had owned RBH for the second quarter of 2008, our cigarette shipment volume would have been essentially flat and market share would have grown 0.3 points to 33.4%, led by Belmont, up 0.3 points, and Accord and Quebec Classiques, up 1.0 and 0.9 share points, respectively, partially offset by mid-price Number 7, down 1.2 share points.

In Mexico, the total cigarette market was down 4.2%, reflecting the impact of tax-driven price increases in January and December 2008. Although our cigarette shipment volume declined 1.7%, market share increased 1.8 points to 69.0%, fueled by Delicados, up 1.5 points, and by Benson & Hedges, up 0.5 points.

Financial Review

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $4,573 million during the first six months of 2009 decreased $526 million from the comparable 2008 period. The decrease was due primarily to lower net earnings attributable to PMI ($343 million, comprising higher results from operations more than offset by $730 million of unfavorable currency) and higher contributions to pension plans ($241 million), partially offset by a lower use of cash to fund working capital ($44 million).

The lower use of cash for working capital was due primarily to the following:

•	inventories, primarily due to stock movements related to tax-driven price increases, as well as lower leaf inventory levels; and
•	accrued liabilities, primarily due to the timing of interest payments, partially offset by;
•	accounts receivables, reflecting the timing of cash collections; and
•	higher tax payments, reflecting the timing of payments.

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

Net cash used in investing activities of $395 million during the first six months of 2009 decreased $578 million from the comparable 2008 period due primarily to lower capital expenditures ($251 million), the 2008 purchase of the Interval trademark, and higher cash proceeds from the settlement of net investment hedges ($119 million), partially offset by higher cash used for acquisitions ($180 million).

In February 2009, we purchased the Petterøes tobacco business.

In June 2008, we purchased the fine cut trademark Interval and certain other trademarks in the other tobacco products category from Imperial Tobacco Group PLC for $407 million. The cost of this purchase is reflected in other investing activities in the condensed consolidated statement of cash flows for the six months ended June 30, 2008.

Net Cash Used in Financing Activities

During the first six months of 2009, net cash used in financing activities was $3.1 billion, compared with net cash used in financing activities of $2.5 billion during the first six months of 2008. During the first six months of 2009, we used a total of $6.0 billion to repurchase our common stock, pay dividends to our public stockholders, and repay debt. These uses were partially offset by proceeds from our debt offerings in 2009 of $3.0 billion. For further details on our debt offerings, see Note 13. Indebtedness to our condensed consolidated financial statements. During the first six months of 2008, we used a total of $3.1 billion to pay dividends to Altria and repurchase our common stock, partially offset by increased net borrowings.

On May 1, 2008, we began a $13.0 billion two-year share repurchase program. Since May 2008, we have repurchased 178.1 million shares of our common stock at a cost of $8.1 billion ($45.67 per share). During the first six months of 2009, we repurchased 71.4 million shares of our common stock at a cost of $2.7 billion. From May 1, 2008 through June 30, 2008, we repurchased 41.4 million shares of our common stock at a cost of $2.1 billion.

Dividends paid to public stockholders in the first six months of 2009 were $2.2 billion.

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

Credit Ratings – At June 30, 2009, our debt ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook

Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Stable
Fitch	F1	A+	Negative

We do not expect the Fitch negative outlook to have a significant impact on our borrowing costs or our ability to access the global capital markets.

Credit Lines – At June 30, 2009, our committed credit lines were as follows (in billions of dollars):

Type	Committed Credit Lines	Commercial Paper

3-year revolving credit, expiring December 4, 2010	$0.9

5-year revolving credit, expiring December 4, 2012	2.7

Euro 5-year revolving credit, expiring May 12, 2010	2.7

Total facilities	$6.3

Commercial paper outstanding		$-

At June 30, 2009, there were no borrowings under the committed credit lines.

Certain subsidiaries of Lehman Brothers Holdings Inc. (“Lehman”) were credit providers under the revolving credit facilities expiring on May 12, 2010, December 4, 2010 and December 4, 2012 in the total amount of $0.5 billion. Lehman filed for bankruptcy protection on September 15, 2008. The commitments of its relevant affiliate under the facilities expiring on December 4, 2010 and December 4, 2012 have been terminated and steps are ongoing to terminate the commitment of the relevant affiliate under the facility expiring on May 12, 2010. The committed credit lines shown in the table above exclude all amounts related to Lehman.

All banks participating in our committed revolving credit facilities are highly rated by the credit rating agencies. We are monitoring the credit quality of our banking group and at this time we are not aware of any other potential non-performing credit provider.

These facilities require us to maintain a ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest of not less than 3.5 to 1.0 on a rolling twelve month basis. At June 30, 2009, our ratio calculated in accordance with the agreements was 15.3 to 1.0. These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require us to post collateral. We expect to continue to meet our covenants.

These facilities can be used to support the issuance of commercial paper in Europe and the United States. The multi-year facilities enable us to reclassify short-term debt to long-term debt.

In addition to the above, certain of our subsidiaries maintain credit lines to meet their respective working capital needs. These credit lines, which amounted to approximately $2.6 billion at June 30, 2009, are for the sole use of these businesses. Borrowings on these lines amounted to $399 million at June 30, 2009 and $375 million at December 31, 2008.

Commercial Paper Facilities – We have two $6 billion commercial paper programs in place, one in the U.S. and one in Europe. Our recent issuances have shown that our A-1/P-1/F1 ratings have allowed us to maintain full access to the Tier-1 commercial paper market at competitive rates despite the current market turmoil.

The $6.3 billion of committed revolving credit facilities are more than adequate to back-stop our commercial paper issuance needs. The existence of these facilities, coupled with our operating cash flows, will enable us to meet our liquidity requirements.

Debt – Our total debt was $14.1 billion at June 30, 2009 and $12.0 billion at December 31, 2008.

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

In March 2009, we also issued CHF 500 million (approximately $431 million) of 3.250% bonds, due in March 2013.

Guarantees – As discussed in Note 11. Contingencies to our condensed consolidated financial statements, at June 30, 2009, our third-party guarantees, which are primarily related to excise taxes, were $48 million, of which $43 million have no specified expiration dates. The remainder ($5 million) expires through 2013, with no guarantees expiring through June 30, 2010. We are required to perform under these guarantees in the event that a third party fails to make contractual payments. We do not have a liability on our condensed consolidated balance sheet at June 30, 2009, as the fair value of these guarantees is insignificant due to the fact that the probability of future payment under these guarantees is remote.

Under the terms of the Distribution Agreement between Altria and us, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. We will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by us or contract manufactured for us by PM USA, and PM USA will indemnify us for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for us. We do not have a liability recorded on our balance sheet at June 30, 2009, as the fair value of this indemnification is insignificant since the probability of future payments under this indemnification is remote.

At June 30, 2009, we are also contingently liable for $3.7 billion of guarantees related to our own performance, consisting of the following:

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

•

$0.5 billion of other guarantees, consisting principally of guarantees of tax payments directly granted to respective government agencies and of guarantees of lines of credit for certain of our subsidiaries.

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

As discussed in Note 4. Stock Plans, during the six months ended June 30, 2009, we granted 3.8 million shares of restricted stock and deferred stock awards at a weighted-average grant date fair value of $36.93. The restricted stock and deferred stock awards will not vest until the completion of the original restriction period, which is typically three years from the date of the original grant.

On May 1, 2008, we began a $13.0 billion two-year share repurchase program. Since May 2008, we have repurchased 178.1 million shares of our common stock at a cost of $8.1 billion. During the first six months of 2009, we repurchased 71.4 million shares of our common stock at a cost of $2.7 billion. During the second quarter of 2009, we repurchased 34.7 million shares of our common stock at a cost of $1.4 billion.

Dividends paid to public stockholders in the first six months of 2009 were $2.2 billion. During the third quarter of 2008, our Board of Directors approved a 17.4% increase in the quarterly dividend to $0.54 per common share. As a result, the present annualized dividend rate is $2.16 per common share.

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

New Accounting Standards

See Note 9. Earnings Per Share and Note 18. New Accounting Standards to our condensed consolidated financial statements for a discussion of new accounting standards.

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

•	the levying of substantial and increasing tax and duty charges;

•	restrictions or bans on advertising, marketing and sponsorship;

•	the display of larger health warnings, graphic health warnings and other labeling requirements;

•	restrictions on packaging design, including the use of colors and generic packaging;

•	restrictions or bans on the display of tobacco product packaging at the point of sale, and restrictions or bans on cigarette vending machines;

•	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents;

•	requirements regarding testing, disclosure and use of tobacco product ingredients;

•	increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;

•	elimination of duty free allowances for travelers; and

•	encouraging litigation against tobacco companies.

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

In periods of economic uncertainty, consumers may tend to purchase lower price brands, and the volume of our premium price, high-price and mid-price brands and our profitability could suffer accordingly.

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

Our reported results could be adversely affected by currency exchange rates, and currency devaluations could impair our competitiveness.

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

Because we are a U.S. holding company, our most significant source of funds will be distributions from our non-U.S. subsidiaries. Under current U.S. tax law, in general we do not pay U.S. taxes on our foreign earnings until they are repatriated to the U.S. as distributions from our non-U.S. subsidiaries. These distributions may result in a residual U.S. tax cost. It may be advantageous to us in certain circumstances to significantly increase the amount of such distributions, which could result in a material increase in our overall effective tax rate in the years such distributions take place. Additionally, the Obama Administration has indicated that it favors changes in U.S. tax law, which would fundamentally change how our earnings are taxed in the U.S. If enacted and depending upon its precise terms, such legislation could increase our overall effective tax rate.

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

See Note 11. Contingencies of the Notes to the Condensed Consolidated Financial Statements included in Part I – Item 1 of this report for a discussion of legal proceedings pending against Philip Morris International Inc. and its subsidiaries.

Item 1A.	Risk Factors.

Information regarding Risk Factors appears in “MD&A – Cautionary Factors That May Affect Future Results,” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A. Risk Factors of our Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Our share repurchase activity for each of the three months in the quarter ended June 30, 2009 was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2009 – April 30, 2009 (1)	11,109,400	$36.85	154,578,464	$5,852,447,504

May 1, 2009 – May 31, 2009 (1)	15,142,404	$41.29	169,720,868	$5,227,196,524

June 1, 2009 – June 30, 2009 (1)	8,404,744	$43.18	178,125,612	$4,864,306,413

Pursuant to Publicly Announced Plans or Programs	34,656,548	$40.33

April 1, 2009 – April 30, 2009 (3)	4,993	$34.74

May 1, 2009 – May 31, 2009 (3)	295,848	$41.43

June 1, 2009 – June 30, 2009 (3)	20,566	$41.51

For the Quarter Ended June 30, 2009	34,977,955	$40.34

(1)	On January 30, 2008, we adopted and announced a $13.0 billion two-year share repurchase program that began on May 1, 2008. These share repurchases have been made pursuant to this program.
(2)	Aggregate number of shares repurchased under the share repurchase program as of the end of the period presented.
(3)	Shares repurchased represent shares tendered to us by employees who vested in restricted and deferred stock awards, or exercised stock options, and used shares to pay all, or a portion of, the related taxes and/or option exercise price.

Item 6.	Exhibits.

12	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILIP MORRIS INTERNATIONAL INC.

/s/ HERMANN WALDEMER

Hermann Waldemer

Chief Financial Officer

August 6, 2009