Form 10-Q
period 2009-09-30
Philip Morris International Inc.
filed 2009-11-06
CIK 1413329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

At October 30, 2009, there were 1,904,684,732 shares outstanding of the registrant’s common stock, no par value per share.

PHILIP MORRIS INTERNATIONAL INC.

In this report, “PMI,” “we,” “us” and “our” refers to Philip Morris International Inc. and subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$1,602	$1,531

Receivables (less allowances of $31 in 2009 and $14 in 2008)	3,048	2,848

Inventories:
Leaf tobacco	4,329	3,924
Other raw materials	1,285	1,137
Finished product	3,263	4,603

	8,877	9,664

Deferred income taxes	273	322

Other current assets	477	574

Total current assets	14,277	14,939

Property, plant and equipment, at cost	12,151	11,700
Less: accumulated depreciation	5,793	5,352

	6,358	6,348

Goodwill	8,992	8,015

Other intangible assets, net	3,494	3,084

Other assets	584	586

TOTAL ASSETS	$33,705	$32,972

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Continued)

(in millions of dollars, except share data)

(Unaudited)

	September 30, 2009	December 31, 2008
LIABILITIES
Short-term borrowings	$313	$375

Current portion of long-term debt	197	209

Accounts payable	1,040	1,013

Accrued liabilities:
Marketing	476	457
Taxes, except income taxes	4,472	4,502
Employment costs	653	665
Dividends payable	1,116	1,090
Other	842	1,167

Income taxes	528	488

Deferred income taxes	201	178

Total current liabilities	9,838	10,144

Long-term debt	13,741	11,377

Deferred income taxes	1,513	1,401

Employment costs	1,301	1,682

Other liabilities	598	464

Total liabilities	26,991	25,068

Contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2009 and 2008)
Additional paid-in capital	1,448	1,581
Earnings reinvested in the business	14,936	13,354
Accumulated other comprehensive losses	(1,019)	(2,281)

	15,365	12,654

Less: cost of repurchased stock (197,933,309 and 102,053,271 shares in 2009 and 2008, respectively)	9,025	5,154

Total PMI stockholders’ equity	6,340	7,500
Noncontrolling interests	374	404

Total stockholders’ equity	6,714	7,904

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,705	$32,972

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008

Net revenues	$45,072	$48,422

Cost of sales	6,476	7,124

Excise taxes on products	26,754	28,839

Gross profit	11,842	12,459

Marketing, administration and research costs	4,186	4,324

Asset impairment and exit costs	3	84

Amortization of intangibles	54	29

Operating income	7,599	8,022

Interest expense, net	572	205

Earnings before income taxes	7,027	7,817

Provision for income taxes	2,059	2,182

Net earnings	4,968	5,635

Net earnings attributable to noncontrolling interests	148	190

Net earnings attributable to PMI	$4,820	$5,445

Per share data (Note 9):

Basic earnings per share	$2.45	$2.61

Diluted earnings per share	$2.44	$2.60

Dividends declared to public stockholders	$1.66	$1.00

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended September 30,
	2009	2008

Net revenues	$16,573	$17,365

Cost of sales	2,320	2,481

Excise taxes on products	9,986	10,412

Gross profit	4,267	4,472

Marketing, administration and research costs	1,398	1,556

Asset impairment and exit costs	1	13

Amortization of intangibles	18	13

Operating income	2,850	2,890

Interest expense, net	221	69

Earnings before income taxes	2,629	2,821

Provision for income taxes	775	667

Net earnings	1,854	2,154

Net earnings attributable to noncontrolling interests	56	74

Net earnings attributable to PMI	$1,798	$2,080

Per share data (Note 9):

Basic earnings per share	$0.93	$1.01

Diluted earnings per share	$0.93	$1.01

Dividends declared to public stockholders	$0.58	$0.54

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the Nine Months Ended September 30, 2009 and 2008

(in millions of dollars, except per share amounts)

(Unaudited)

	PMI Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Earnings (Losses)	Cost of Repurchased Stock	Non controlling Interests	Total
Balances, January 1, 2008	$-	$1,265	$12,642	$1,688	$-	$418	$16,013
Comprehensive earnings:
Net earnings			5,445			190	5,635
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				(292)		(11)	(303)
Change in net loss and prior service cost, net of income taxes of $5				1			1
Change in fair value of derivatives accounted for as hedges, net of income taxes of $3				(41)			(41)

Total other comprehensive losses							(343)

Total comprehensive earnings							5,292

Exercise of stock options and issuance of other stock awards		409			186		595
Dividends declared to Altria Group, Inc. ($1.43 per share)			(3,019)				(3,019)
Dividends declared to public stockholders ($1.00 per share)			(2,061)				(2,061)
Payments to noncontrolling interests						(243)	(243)
Common stock repurchased					(4,512)		(4,512)
Other		(79)				78	(1)

Balances, September 30, 2008	$-	$1,595	$13,007	$1,356	$(4,326)	$432	$12,064

Balances, January 1, 2009	$-	$1,581	$13,354	$(2,281)	$(5,154)	$404	$7,904
Comprehensive earnings:
Net earnings			4,820			148	4,968
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				1,189		5	1,194
Change in net loss and prior service cost, net of income taxes of $(12)				43			43
Change in fair value of derivatives accounted for as hedges, net of income taxes of $(2)				22			22
Change in fair value of debt and equity securities				8			8

Total other comprehensive earnings							1,267

Total comprehensive earnings							6,235

Exercise of stock options and issuance of other stock awards		(126)			332		206
Dividends declared ($1.66 per share)			(3,238)				(3,238)
Purchase of subsidiary shares from noncontrolling interests		(7)				(1)	(8)
Payments to noncontrolling interests						(182)	(182)
Common stock repurchased					(4,203)		(4,203)

Balances, September 30, 2009	$-	$1,448	$14,936	$(1,019)	$(9,025)	$374	$6,714

Total comprehensive earnings were $2,566 million and $1,254 million for the quarters ended September 30, 2009 and 2008, respectively, including $68 million and $47 million related to noncontrolling interests, respectively.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$4,968	$5,635

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	607	625
Deferred income tax provision	121	20
Equity loss from RBH legal settlement		124
Colombian Investment and Cooperation Agreement charge	135
Asset impairment and exit costs, net of cash paid	(46)	(1)
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	(85)	63
Inventories	1,143	574
Accounts payable	56	7
Income taxes	39	58
Accrued liabilities and other current assets	(307)	47
Pension plan contributions	(382)	(141)
Changes in amounts due from Altria Group, Inc. and affiliates		37
Other	170	54

Net cash provided by operating activities	6,419	7,102

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(483)	(824)
Purchases of businesses, net of acquired cash	(435)	(1,654)
Other	150	(374)

Net cash used in investing activities	(768)	(2,852)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(in millions of dollars)

(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Net (repayment) issuance of short-term borrowings	$(1,106)	$11
Long-term debt proceeds	2,987	10,652
Long-term debt repaid	(1)	(5,736)
Changes in amounts due from Altria Group, Inc. and affiliates		721
Repurchases of common stock	(4,258)	(4,388)
Issuance of common stock	131	91
Dividends paid to Altria Group, Inc.		(3,019)
Dividends paid to public stockholders	(3,212)	(956)
Other	(251)	(312)

Net cash used in financing activities	(5,710)	(2,936)

Effect of exchange rate changes on cash and cash equivalents	130	(12)

Cash and cash equivalents:

Increase	71	1,302

Balance at beginning of period	1,531	1,501

Balance at end of period	$1,602	$2,803

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

As discussed in the 2008 Form 10-K, certain of PMI’s subsidiaries prior to 2008 reported their results up to ten days before the end of December, rather than on December 31. During 2008, these subsidiaries moved to a December 31, 2008 closing date, which impacted the first quarter and fourth quarter results of previous periods. As a result, certain amounts in the first quarter of 2008 have been revised to reflect this change. The impact of this change resulted in a decrease in net earnings attributable to PMI and diluted earnings per share (“EPS”) of $194 million and $0.09, respectively, in the first nine months of 2008.

As discussed in Note 18. New Accounting Standards, certain prior year balance sheet amounts related to noncontrolling interests have been reclassified to conform with the current year’s presentation.

PMI has evaluated subsequent events through the time of filing for this Form 10-Q on November 6, 2009, which was the date of issuance of the interim condensed consolidated financial statements.

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

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2. Asset Impairment and Exit Costs:

Pre-tax asset impairment and exit costs consisted of the following (in millions):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2009	2008	2009	2008
Separation programs:
European Union	$3	$66	$1	$10
Latin America & Canada		3		3

Total separation programs	3	69	1	13

Contract termination charges:
Eastern Europe, Middle East and Africa		1
Asia		14

Total contract termination charges	-	15	-	-

Asset impairment and exit costs	$3	$84	$1	$13

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

Cash payments related to exit costs at PMI were $49 million and $12 million for the nine months and three months ended September 30, 2009, respectively, and $85 million and $22 million for the nine months and three months ended September 30, 2008, respectively. Future cash payments for exit costs incurred to date are expected to be approximately $67 million, which will be substantially paid by 2011.

The movement in the exit cost liabilities for the nine months ended September 30, 2009 was as follows (in millions):

Liability balance, January 1, 2009	$115
Charges	3
Cash spent	(49)
Currency/other	(2)

Liability balance, September 30, 2009	$67

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

The goods and services purchased from PM USA were as follows (in millions):

	For the Nine Months Ended September 30, 2008	For the Three Months Ended September 30, 2008
Contract manufacturing, cigarette volume	19,546	5,026

Contract manufacturing expense	$340	$100
Research and development, net of billings to PM USA	(2)

Total pre-tax expense	$338	$100

Leaf purchases	$88	$(5)

Contract manufacturing expense included the cost of cigarettes manufactured for PMI, as well as the cost of PMI’s purchases of reconstituted tobacco and production materials. The expenses shown above also included total service fees of $15 million and $4 million for the nine months and three months ended September 30, 2008, respectively.

Net amounts due from/(to) Altria Group, Inc. and affiliates related to ongoing operations consisted of the following (in millions):

	September 30, 2009	December 31, 2008
Net receivable from Altria Group, Inc. and affiliates	$69	$69
Payable for services from PM USA		(53)

Due from Altria Group, Inc. and affiliates	$69	$16

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

Note 4. Stock Plans:

Under the Philip Morris International Inc. 2008 Performance Incentive Plan (the “Plan”), PMI may grant to certain eligible employees stock options, stock appreciation rights, restricted stock, restricted stock units and deferred stock units and other stock-based awards based on PMI’s common stock, as well as performance-based incentive awards. Up to 70 million shares of PMI’s common stock may be issued under the Plan. At September 30, 2009, 33,454,527 shares were available for grant under the Plan.

PMI has also adopted the Philip Morris International Inc. 2008 Stock Compensation Plan for Non-Employee Directors (the “Non-Employee Directors Plan”). A non-employee director is defined as each member of the PMI

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1,000,000 shares of PMI common stock may be awarded under the Non-Employee Directors Plan. As of September 30, 2009, 866,494 shares were available for grant under the plan.

During the nine months ended September 30, 2009, PMI granted 3.8 million shares of restricted stock and deferred stock awards to eligible employees at a weighted-average grant date fair value of $36.93. PMI recorded compensation expense for restricted stock and deferred stock awards of $69 million and $49 million during the nine months ended September 30, 2009 and 2008, respectively, and $25 million and $19 million during the three months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, PMI had $166 million of total unrecognized compensation cost related to non-vested restricted and deferred shares. The cost is recognized over the original restriction period of the awards, which is typically three years from the date of the original grant.

During the nine months ended September 30, 2009, 1.5 million shares of PMI restricted stock and deferred stock awards vested. Of this amount 1.0 million shares went to PMI employees and the remainder went to Altria and Kraft employees who held PMI stock awards as a result of the Spin-off. The grant date fair value of all the vested shares was approximately $107 million. The total fair value of restricted stock and deferred stock awards that vested during the nine months ended September 30, 2009 was approximately the same as the grant date fair value. The grant price information for restricted stock and deferred stock awarded prior to January 30, 2008 reflects historical market prices of Altria stock at date of grant and is not adjusted to reflect the Spin-off.

For the nine months ended September 30, 2009, the total intrinsic value of the 6.6 million PMI stock options exercised was $130 million.

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

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following (in millions):

	U.S. Plans	Non-U.S. Plans
	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2009	2009	2008
Service cost	$8	$94	$99
Interest cost	13	123	131
Expected return on plan assets	(10)	(158)	(200)
Amortization:
Net loss	3	23	8
Prior service cost	1	4	4
Other	6		7

Net periodic pension cost	$21	$86	$49

	U.S. Plans	Non-U.S. Plans
	For the Three Months Ended September 30,	For the Three Months Ended September 30,
	2009	2009	2008
Service cost	$2	$32	$34
Interest cost	4	41	48
Expected return on plan assets	(4)	(51)	(72)
Amortization:
Net loss	1	7	4
Prior service cost	1	1	1
Other	2

Net periodic pension cost	$6	$30	$15

Other above was primarily related to early retirement programs and special termination charges in 2009 and curtailment losses related to plan changes in 2008. The U.S. pension expense for the nine months and three months ended September 30, 2008 was insignificant.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Employer Contributions

PMI presently makes, and plans to make, contributions, to the extent that they are tax deductible and meet funding requirements, in order to maintain plan assets in excess of the accumulated benefit obligation of its funded U.S. and non-U.S. plans. Employer contributions of $382 million were made to the pension plans during the nine months ended September 30, 2009. Currently, PMI anticipates making additional contributions during the remainder of 2009 of approximately $118 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Note 6. Goodwill and Other Intangible Assets, net:

Goodwill and other intangible assets, net, by segment were as follows (in millions):

	Goodwill		Other Intangible Assets, net
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
European Union	$1,566	$1,456	$704	$469
Eastern Europe, Middle East and Africa	766	648	256	200
Asia	3,842	3,387	1,324	1,188
Latin America & Canada	2,818	2,524	1,210	1,227

Total	$8,992	$8,015	$3,494	$3,084

Goodwill is due primarily to PMI’s acquisitions in Canada, Indonesia, Mexico, Greece, Serbia, Colombia and Pakistan. The movement in goodwill and the gross carrying amount of intangible assets from December 31, 2008, is as follows (in millions):

	Goodwill	Other Intangible Assets, gross
Balance at December 31, 2008	$8,015	$3,200
Changes due to:
Acquisitions	261	226
Currency	716	246

Balance at September 30, 2009	$8,992	$3,672

The changes from acquisitions are due to the purchase price allocation for PMI’s February 2009 purchase of the Petterøes tobacco business, its September 2009 purchase of Swedish Match South Africa (Proprietary) Limited and its September 2008 acquisition of Rothmans Inc. in Canada. For further details on acquisitions, see Note 8. Acquisitions.

Additional details of other intangible assets were as follows (in millions):

	September 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$2,022		$1,878
Amortizable intangible assets	1,650	$178	1,322	$116

Total other intangible assets	$3,672	$178	$3,200	$116

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisition in Indonesia in 2005 and Mexico in 2007. Amortizable intangible assets consist of certain trademarks, distribution networks and non-compete agreements associated with acquisitions. Pre-tax amortization expense for intangible assets during the nine months ended September 30, 2009 and 2008 was $54 million and $29 million, respectively, and $18 million and $13 million for the three months ended September 30, 2009 and 2008, respectively. Amortization expense for each of the next five years is estimated to be $75 million or less, assuming no additional transactions occur that require the amortization of intangible assets.

During the first quarter of 2009, PMI completed its annual review of goodwill and non-amortizable intangible assets, and no impairment charges were required as a result of this review.

Note 7. Financial Instruments:

Overview

PMI operates in markets outside of the United States, with manufacturing and sales facilities in various locations around the world. PMI utilizes certain financial instruments to manage foreign currency exposure. Derivative financial instruments are used by PMI principally to reduce exposures to market risks resulting from fluctuations in foreign exchange rates by creating offsetting exposures. PMI is not a party to leveraged derivatives and, by policy, does not use derivative financial instruments for speculative purposes. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. PMI formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of the forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that the forecasted transaction would not occur, the gain or loss would be recognized in earnings. PMI reports its net transaction losses and its net transaction gains in marketing, administration and research costs on the condensed consolidated statements of earnings.

PMI uses forward foreign exchange contracts, foreign currency swaps and foreign currency options, hereafter collectively referred to as foreign exchange contracts, to mitigate its exposure to changes in exchange rates from third-party and inter-company actual and forecasted transactions. The primary currencies to which PMI is exposed include the Euro, Indonesian rupiah, Japanese yen, Mexican peso, Russian ruble, Swiss franc and Turkish lira. At September 30, 2009, PMI had foreign exchange contracts with aggregate notional amounts of $14.3 billion. Of this amount, $2.1 billion related to cash flow hedges, $1.3 billion related to hedges of net investments in foreign operations and $10.9 billion related to other derivatives that primarily offset currency exposures on inter-company financing.

The fair value of PMI’s foreign exchange contracts as of September 30, 2009, was as follows (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Foreign exchange contracts designated as hedging instruments	Other current assets	$55	Other accrued liabilities	$123

Foreign exchange contracts not designated as hedging instruments	Other current assets	11	Other accrued liabilities	15

Total Derivatives		$66		$138

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Hedging activities, which represent movement in derivatives as well as the respective underlying transactions, had the following effect on PMI’s condensed consolidated statements of earnings and other comprehensive earnings for the nine months and three months ended September 30, 2009 (in millions):

	For the Nine Months Ended September 30, 2009
Gain (Loss)	Cash Flow Hedges	Fair Value Hedges	Net Investment Hedges	Other Derivatives	Deferred Income Taxes	Total
Statement of Earnings:
Net revenues	$61	$-		$-		$61
Cost of sales	(1)					(1)
Marketing, administration and research costs	13			(1)		12

Operating income	73	-		(1)		72

Interest expense, net	(65)	37		(8)		(36)

Earnings before income taxes	8	37		(9)		36
Provision for income taxes	(2)	(3)		3		(2)

Net earnings attributable to PMI	$6	$34		$(6)		$34

Other Comprehensive Earnings:

Transferred to earnings	$(8)				$2	$(6)
Recognized	32				(4)	28

Net impact	$24				$(2)	$22

Cumulative translation adjustment			$(71)		$14	$(57)

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	For the Three Months Ended September 30, 2009
Gain (Loss)	Cash Flow Hedges	Fair Value Hedges	Net Investment Hedges	Other Derivatives	Deferred Income Taxes	Total
Statement of Earnings:
Net revenues	$13	$-		$-		$13
Cost of sales	(1)					(1)
Marketing, administration and research costs

Operating income	12	-		-		12

Interest expense, net	(24)					(24)

Earnings before income taxes	(12)	-		-		(12)
Provision for income taxes	1					1

Net earnings attributable to PMI	$(11)	$-		$-		$(11)

Other Comprehensive Earnings:

Transferred to earnings	$12				$(1)	$11
Recognized	(36)				3	(33)

Net impact	$(24)				$2	$(22)

Cumulative translation adjustment			$(52)		$4	$(48)

Each type of hedging activity is described in greater detail below.

Cash Flow Hedges

PMI has entered into foreign exchange contracts to hedge foreign currency exchange risk related to certain forecasted transactions. The effective portion of unrealized gains and losses associated with qualifying cash flow hedge contracts is deferred as a component of accumulated other comprehensive earnings (losses) until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. During the nine months and three months ended September 30, 2009 and 2008, ineffectiveness related to cash flow hedges was not material. As of September 30, 2009, PMI has hedged forecasted transactions for periods not exceeding the next fifteen months. The impact of these hedges is included in operating cash flows on PMI’s condensed consolidated statement of cash flows.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the nine months and three months ended September 30, 2009, foreign exchange contracts that were designated as cash flow hedging instruments impacted the condensed consolidated statements of earnings and other comprehensive earnings as follows (pre-tax, in millions):

For the Nine Months Ended September 30, 2009
Derivatives in Cash Flow Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) on Derivative	Amount of Gain/(Loss) Recognized in Earnings on Derivative	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings on Derivative

Foreign exchange contracts					$32
			Net revenues	$61
			Cost of sales	(1)
			Marketing, administration and research costs	13

			Interest expense, net	(65)

Total				$8	$32

For the Three Months Ended September 30, 2009
Derivatives in Cash Flow Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) on Derivative	Amount of Gain/(Loss) Recognized in Earnings on Derivative	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings on Derivative

Foreign exchange contracts					$(36)
			Net revenues	$13
			Cost of sales	(1)
			Marketing, administration and research costs

			Interest expense, net	(24)

Total				$(12)	$(36)

Fair Value Hedges

PMI has entered into foreign exchange contracts to hedge the foreign currency exchange risk related to an inter-company loan between subsidiaries. For derivative instruments that are designated and qualify as a fair value hedge,

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, is recognized in current earnings. At June 30, 2009, all fair value hedges matured and were settled. During the third quarter of 2009, there were no outstanding fair value hedges. For the nine months ended September 30, 2009, ineffectiveness related to fair value hedges was not material. Gains (losses) associated with qualifying fair value hedges are recorded in the condensed consolidated statement of earnings and were $42 million for the nine months ended September 30, 2009. The impact of fair value hedges is included in operating cash flows on PMI’s condensed consolidated statement of cash flows.

For the nine months and three months ended September 30, 2009, foreign exchange contracts that were designated as fair value hedging instruments impacted the condensed consolidated statement of earnings as follows (pre-tax, in millions):

Derivative in Fair Value Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) on Derivative	Amount of Gain/(Loss) Recognized in Earnings on Derivative		Statement of Earnings Classification of Gain/(Loss) on Hedged Item	Amount of Gain/(Loss) Recognized in Earnings Attributable to the Risk Being Hedged
		Nine Months Ended September 30, 2009	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009	Three Months Ended September 30, 2009
Foreign exchange contracts	Marketing, administration and research costs	$5	$-	Marketing, administration and research costs	$(5)	$-

	Interest expense, net	37		Interest expense, net

Total		$42	$-		$(5)	$-

Hedges of Net Investments in Foreign Operations

PMI designates certain foreign currency denominated debt and forward exchange contracts as net investment hedges of its foreign operations. For the nine months ended September 30, 2009 and 2008, these hedges of net investments resulted in gains/(losses), net of income taxes, of ($97) million and $30 million, respectively. For the three months ended September 30, 2009 and 2008, these hedges of net investments resulted in losses, net of income taxes, of ($119) million and ($2) million, respectively. These gains/(losses) were reported as a component of accumulated other comprehensive earnings/(losses) within currency translation adjustments. Settlement of net investment hedges is included in other investing cash flows on PMI’s condensed consolidated statement of cash flows.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the nine months and three months ended September 30, 2009, foreign exchange contracts that were designated as net investment hedging instruments impacted the condensed consolidated statements of earnings and other comprehensive earnings as follows (pre-tax, in millions):

For the Nine Months Ended September 30, 2009
Derivatives in Net Investment Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) on Derivative	Amount of Gain/(Loss) Recognized in Earnings on Derivative	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings on Derivative

Foreign exchange contracts		$-	Interest expense, net	$-	$(71)

For the Three Months Ended September 30, 2009
Derivatives in Net Investment Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) on Derivative	Amount of Gain/(Loss) Recognized in Earnings on Derivative	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings on Derivative

Foreign exchange contracts		$-	Interest expense, net	$-	$(52)

Other Derivatives

PMI has entered into foreign exchange contracts to hedge the foreign currency exchange risks related to inter-company loans between certain subsidiaries. While effective as economic hedges, no hedge accounting is applied for these contracts and, therefore, the unrealized gains/(losses) relating to these contracts are reported in PMI’s condensed consolidated statements of earnings. For the nine months and three months ended September 30, 2009, the gains/(losses) from contracts for which we did not apply hedge accounting were $278 million and ($7) million, respectively, which substantially offset the losses and gains generated by the underlying inter-company loans being hedged.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As a result, for the nine months and three months ended September 30, 2009, these items affected the condensed consolidated statement of earnings as follows (pre-tax, in millions):

Derivatives not Designated as Hedging Instruments	Statement of Earnings Classification of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Earnings
		Nine Months Ended September 30, 2009	Three Months Ended September 30, 2009

Foreign exchange contracts
	Marketing, administration and research costs	$(1)	$-

	Interest expense, net	(8)

Total		$(9)	$-

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Earnings (Losses)

Derivative gains or losses reported in accumulated other comprehensive earnings (losses) are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows (in millions):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2009	2008	2009	2008
Loss at beginning of period	$(68)	$(10)	$(24)	$(121)
Derivative (gains) losses transferred to earnings	(6)	57	11	6
Change in fair value	28	(98)	(33)	64

Loss as of September 30	$(46)	$(51)	$(46)	$(51)

At September 30, 2009, PMI expects substantially all of the after-tax derivative losses reported in accumulated other comprehensive earnings (losses) to be reclassified to the condensed consolidated statement of earnings within the next twelve months. These losses and gains are expected to be substantially offset by the statement of earnings impact of the respective forecasted transactions.

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

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8. Acquisitions:

Rothmans:

In October 2008, PMI completed the acquisition of Rothmans Inc. (“Rothmans”), which is located in Canada, for CAD $2.0 billion (approximately $1.9 billion based on exchange rates prevailing at the time of the acquisition). Prior to being acquired by PMI, Rothmans’ sole holding was a 60% interest in Rothmans, Benson & Hedges Inc. (“RBH”). The remaining 40% interest in RBH was owned by PMI. From January 2008 to September 2008, PMI recorded equity earnings on its equity interest in RBH. After the completion of the acquisition, Rothmans became a wholly-owned subsidiary of PMI and, as a result, PMI recorded all of Rothmans’ earnings during the fourth quarter of 2008. Rothmans contributed $187 million of incremental operating income and $80 million of incremental net earnings attributable to PMI during the first nine months of 2009, and $73 million of incremental operating income and $32 million of incremental net earnings attributable to PMI during the third quarter of 2009.

The final allocation of purchase price to Rothmans assets and liabilities at September 30, 2009 was principally as follows (in billions):

Goodwill	$1.9
Acquired cash	0.3
Inventories	0.2
Definite-lived trademarks	0.3
Fixed assets	0.1
Other assets	0.1

Total assets	2.9

Short-term debt	0.2
Accrued settlement costs	0.4
Other liabilities	0.4

Total liabilities	1.0

Cash paid for Rothmans	$1.9

Other:

In September 2009, PMI acquired Swedish Match South Africa (Proprietary) Limited, for ZAR 1.98 billion (approximately $262 million based on exchange rates prevailing at the time of the acquisition), including acquired cash. The preliminary allocation of purchase price was primarily allocated to goodwill ($165 million), definite-lived trademarks ($40 million), acquired cash ($36 million) and the distribution network ($19 million).

In February 2009, PMI purchased the Petterøes tobacco business. Assets purchased consisted primarily of definite-lived trademarks primarily sold in Norway and Sweden.

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

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9. Earnings Per Share:

Effective January 1, 2009, PMI adopted the provisions of amended FASB authoritative guidance which requires that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and therefore shall be included in the earnings per share calculation pursuant to the two-class method. This amendment requires the retrospective adjustment of all prior period earnings per share data. The adoption and retrospective application of this amendment did not have a material impact on PMI’s basic and diluted EPS.

Basic and diluted EPS were calculated using the following (in millions):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2009	2008	2009	2008
Net earnings attributable to PMI	$4,820	$5,445	$1,798	$2,080
Less distributed and undistributed earnings attributable to share-based payment awards	17	11	6	5

Net earnings for basic and diluted EPS	$4,803	$5,434	$1,792	$2,075

Weighted-average shares for basic EPS	1,958	2,084	1,927	2,051
Plus incremental shares from assumed conversions:
Stock options	7	8	7	10

Weighted-average shares for diluted EPS	1,965	2,092	1,934	2,061

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

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Segment data were as follows (in millions):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2009	2008	2009	2008
Net revenues:
European Union	$20,988	$23,427	$7,783	$8,451
Eastern Europe, Middle East and Africa	9,953	11,248	3,722	4,163
Asia	8,974	9,334	3,170	3,188
Latin America & Canada	5,157	4,413	1,898	1,563

Net revenues	$45,072	$48,422	$16,573	$17,365

Earnings before income taxes:
Operating companies income:
European Union	$3,397	$3,779	$1,267	$1,325
Eastern Europe, Middle East and Africa	1,982	2,439	761	946
Asia	1,933	1,631	653	558
Latin America & Canada	452	282	226	110
Amortization of intangibles	(54)	(29)	(18)	(13)
General corporate expenses	(111)	(80)	(39)	(36)

Operating income	7,599	8,022	2,850	2,890
Interest expense, net	(572)	(205)	(221)	(69)

Earnings before income taxes	$7,027	$7,817	$2,629	$2,821

Items affecting the comparability of PMI’s results from operations were as follows:

•	Asset Impairment and Exit Costs – See Note 2. Asset Impairment and Exit Costs for a breakdown of asset impairment and exit costs by segment.

•

Equity loss from RBH Legal Settlement – As discussed in Note 17. RBH Legal Settlement, operating companies income of the Latin America & Canada segment for the nine months ended September 30, 2008 included a $124 million charge related to the RBH settlement with the Government of Canada and all ten provinces.

•

Colombian Investment and Cooperation Agreement charge – As discussed in Note 16. Colombian Investment and Cooperation Agreement, during the second quarter of 2009, PMI recorded a pre-tax charge of $135 million related to the Investment and Cooperation Agreement in Colombia. The charge was recorded in the operating companies income of the Latin America & Canada segment for the nine months ended September 30, 2009.

•

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

The table below lists the number of tobacco-related cases pending against us and/or our subsidiaries or indemnitees as of November 1, 2009, 2008 and 2007:

Type of Case	Number of Cases Pending as of November 1, 2009	Number of Cases Pending as of November 1, 2008	Number of Cases Pending as of November 1, 2007

Individual Smoking and Health Cases	120	124	138

Smoking and Health Class Actions	9 (1)	5 (1)	3

Health Care Cost Recovery Actions	11	9	7

Lights Class Actions	3	3	2

Individual Lights Cases (small claims court)(2)	1,979	2,010	2,023

Public Civil Actions	11	10	9

(1)	Includes two cases due to the acquisition of Rothmans in Canada.

(2)

The 1,979 cases are all pending in small claims courts in Italy where the maximum damage award claimed is approximately one thousand Euros per case. Of these 1,979 cases, 1,966, which were filed by the same plaintiffs’ attorney, have now been stayed pending an investigation by the public prosecutor into the conduct of that plaintiffs’ attorney. In May 2009, the case files in these cases were permanently confiscated by the court as

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

a result of the investigation. As a consequence of the confiscation of these case files, the small claims courts in which the cases are pending have begun dismissing the cases, and the remainder of the cases should be dismissed in the coming months.

Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 345(3) Smoking and Health, Lights, Health Care Cost Recovery cases and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees was a defendant have been terminated in our favor. Nine cases have had decisions in favor of plaintiffs. Five of these cases have subsequently reached final resolution in our favor, one has been annulled and returned to the trial court for further proceedings, two remain on appeal, and one will be appealed by our subsidiary. To date, we have paid total judgments including costs of approximately six thousand Euros. These payments were made in order to appeal three Italian small claims cases, two of which were subsequently reversed on appeal and one of which remains on appeal. To date, no tobacco-related case has been finally resolved in favor of a plaintiff against us, our subsidiaries or indemnitees.

(3)	Includes 141 individual lights cases filed in small claims courts in Italy.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below lists the verdicts and post-trial developments in the three pending cases (excluding one individual case on appeal from Italian small claims court) in which verdicts were returned in favor of plaintiffs:

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
September 2009	Brazil/ Bernhardt	Individual Smoking and Health	The Civil Court of Rio de Janeiro found for plaintiff and ordered Philip Morris Brasil to pay R$13,000 (approximately $7,270) in damages.

In September 2009, following the decision on the merits in plaintiff’s favor, the plaintiff filed a motion requesting an increase in the damages awarded. This motion was rejected by the court. Philip Morris Brasil will file its appeal against the decision on the merits in November 2009.

February 2004	Brazil/The Smoker Health Defense Association (ADESF)	Class Action	The Civil Court of São Paulo found defendants liable without hearing evidence. The court did not assess moral or actual damages, which were to be assessed in a second phase of the case. The size of the class was not defined in the ruling.	In April 2004, the court clarified its ruling, awarding “moral damages” of R$1,000 (approximately $560) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class still has not been estimated. Defendants appealed to the São Paulo Court of Appeals, and the case, including the execution of the judgment, was stayed pending appeal. On November 12, 2008, the São Paulo Court of Appeals annulled the ruling, finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In addition, the defendants have filed a constitutional appeal to the Federal Supreme Court on the basis that the plaintiff did not have standing to bring the lawsuit. This appeal is still pending.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
October 2003	Brazil/Da Silva	Individual Smoking and Health	The Court of Appeal of Rio Grande do Sul reversed the trial court ruling in favor of Philip Morris Brasil and awarded plaintiffs R$768,000 (approximately $430,000).	In December 2004, a larger panel of the Court of Appeal of Rio Grande do Sul overturned the adverse decision. Plaintiffs appealed to the Superior Court of Justice. In May 2009, a single judge in the Superior Court of Justice rejected plaintiffs’ appeal. Plaintiffs have filed a further appeal to the full panel of the Superior Court of Justice.

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

As of November 1, 2009, there were a number of smoking and health cases pending against our subsidiaries or indemnitees, as follows:

•

120 cases brought by individual plaintiffs against our subsidiaries (118) or indemnitees (2) in Argentina (43), Australia (2), Brazil (51), Canada (1), Chile (8), Costa Rica (1), Finland (2), Greece (1), Israel (1), Italy (6), Japan (1), the Philippines (1), Scotland (1), and Turkey (1), compared with 124 such cases on November 1, 2008, and 138 cases on November 1, 2007; and

•

9 cases brought on behalf of classes of individual plaintiffs against our subsidiaries in Brazil (2), Bulgaria (1) and Canada (6), compared with 5 such cases on November 1, 2008, and 3 such cases on November 1, 2007.

In the individual cases in Finland, our two indemnitees (our former licensees now known as Amer Sports Corporation and Amerintie 1 Oy) and another member of the industry are defendants. Plaintiffs allege personal injuries as a result of smoking. All three cases were tried together before the District Court of Helsinki. Trial began in March 2008 and concluded in May 2008. In October 2008, the District Court issued decisions in favor of defendants in all three cases. Plaintiffs filed appeals. One of the three plaintiffs has since withdrawn her appeal, making the District Court’s decision in favor of the defendants final. The other two plaintiffs continue to pursue their appeals. The appellate hearing, which is essentially a re-trial of these cases before the Appellate Court, began in August 2009 and is scheduled to conclude in December 2009.

In the first class action pending in Brazil, The Smoker Health Defense Association (ADESF) v. Souza Cruz, S.A. and Philip Morris Marketing, S.A., Nineteenth Lower Civil Court of the Central Courts of the Judiciary District of São Paulo, Brazil, filed July 25, 1995, our subsidiary and another member of the industry are defendants. The plaintiff, a consumer organization, is seeking damages for smokers and former smokers, and injunctive relief. In February 2004, the trial court found defendants liable without hearing evidence. The court did not assess moral or actual damages, which were to be assessed in a second phase of the case. The size of the class was not defined in the ruling. In April

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2004, the court clarified its ruling, awarding “moral damages” of R$1,000 (approximately $560) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class still has not been estimated. Defendants appealed to the São Paulo Court of Appeals, and the case, including the execution of the judgment, was stayed pending appeal. In November 2008, the São Paulo Court of Appeals annulled the ruling finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In addition, the defendants have filed a constitutional appeal to the Federal Supreme Court on the basis that the consumer association did not have standing to bring the lawsuit. This appeal is still pending.

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

In the class action in Bulgaria, Yochkolovski v. Sofia BT AD, et al., Sofia City Court, Bulgaria, filed March 12, 2008, our subsidiaries and other members of the industry are defendants. The plaintiff brought a collective claim on behalf of classes of smokers who were allegedly misled by tar and nicotine yields printed on packages and on behalf of a class of minors who were allegedly misled by marketing. Plaintiff seeks damages for economic loss, pain and suffering, medical treatment, and withdrawal from the market of all cigarettes that allegedly do not comply with tar and nicotine labeling requirements. The trial court dismissed the youth marketing claims. This decision has been affirmed on appeal. The trial court also ordered plaintiff to provide additional evidence in support of the remaining claims. Our subsidiaries have not been served with the complaint.

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

In the sixth class action pending in Canada, Dorion v. Canadian Tobacco Manufacturers’ Council, et al., The Queen’s Bench, Alberta, Canada, filed June 15, 2009, we, our subsidiaries, and our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The plaintiff, an individual smoker, alleges her own addiction to tobacco products and chronic bronchitis and severe sinus infections resulting from the use of tobacco products. She is seeking compensatory and unspecified punitive damages on behalf of a proposed class comprised of all smokers, their estates, dependents and family members, restitution of profits, and reimbursement of government health care costs allegedly caused by tobacco products. To date, we, our subsidiaries, and our indemnitees have not been properly served with the complaint.

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

As of November 1, 2009, there were a total of 11 health care cost recovery cases pending against us, our subsidiaries or indemnitees, compared with 9 such cases on November 1, 2008, and 7 such cases on November 1, 2007, as follows:

•	4 cases brought against us, our subsidiaries and our indemnitees in Canada (3) and in Israel (1); and

•	7 cases brought in Nigeria (6) and Spain (1) against our subsidiaries.

In the first health care cost recovery case pending in Canada, Her Majesty the Queen in Right of British Columbia v. Imperial Tobacco Limited, et al., Supreme Court, British Columbia, Vancouver Registry, Canada, filed January 24, 2001, we, our subsidiaries, our indemnitee (PM USA), and other members of the industry are defendants. The plaintiff, the government of the province of British Columbia, brought a claim based upon legislation enacted by the province authorizing the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, resulting from a “tobacco related wrong.” The Supreme Court has held that the statute is constitutional. We and certain other non-Canadian defendants challenged the jurisdiction of the court. The court rejected the jurisdictional challenge. Pre-trial discovery is ongoing.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In the second health care cost recovery case filed in Canada, Her Majesty the Queen in Right of New Brunswick v. Rothmans Inc., et al., Court of Queen’s Bench of New Brunswick, Trial Court, New Brunswick, Fredericton, Canada, filed March 13, 2008, we, our subsidiaries, our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The claim was filed by the government of the province of New Brunswick based on legislation enacted in the province. This legislation is similar to the law introduced in British Columbia that authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” Our subsidiaries, indemnitees, and we have been served with the complaint. Preliminary motions are pending.

In the third health care cost recovery case filed in Canada, Her Majesty the Queen in Right of Ontario v. Rothmans Inc., et al., Ontario Superior Court of Justice, Toronto, Canada, filed September 29, 2009, we, our subsidiaries, our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The claim was filed by the government of the province of Ontario based on legislation enacted in the province. This legislation is similar to the laws introduced in British Columbia and New Brunswick that authorize the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” Our subsidiaries, indemnitees, and we have been served with the complaint.

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

In the second case in Nigeria, The Attorney General of Kano State v. British American Tobacco (Nigeria) Limited, et al., High Court of Kano State, Kano, Nigeria, filed May 9, 2007, our subsidiary and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. The case is in the early stages of litigation, and the defendants have filed various preliminary motions upon which the court is yet to rule. Our subsidiary has been served with the complaint but is contesting service.

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

In the fourth case in Nigeria, The Attorney General of Oyo State, et al., v. British American Tobacco (Nigeria) Limited, et al., High Court of Oyo State, Ibadan, Nigeria, filed May 25, 2007, our subsidiary and other members of

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the industry are defendants. Plaintiffs seek reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. The case is in the early stages of litigation, and the defendants have filed various preliminary motions upon which the court is yet to rule. Our subsidiary has been served with the complaint but is contesting service.

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

As of November 1, 2009, there were a number of lights cases pending against our subsidiaries or indemnitees, as follows:

•	3 cases brought on behalf of various classes of individual plaintiffs (some overlapping) in Israel, compared with 3 such cases on November 1, 2008, and 2 such cases on November 1, 2007; and

•

1,979 cases brought by individuals against our subsidiaries in the equivalent of small claims courts in Italy where the maximum damages claimed are approximately one thousand Euros per case, compared with 2,010 such cases on November 1, 2008, and 2,023 such cases on November 1, 2007.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In one class action pending in Israel, El-Roy, et al. v. Philip Morris Incorporated, et al., District Court of Tel-Aviv/Jaffa, Israel, filed January 18, 2004, our subsidiary and our indemnitees (PM USA and our former importer Menache H. Eliachar Ltd.) are defendants. The plaintiffs filed a purported class action claiming that the class members were misled by the descriptor “lights” into believing that lights cigarettes are safer than full flavor cigarettes. The claim seeks recovery of the purchase price of lights cigarettes and compensation for distress for each class member. Hearings took place in November and December 2008 regarding whether the case meets the legal requirements necessary to allow it to proceed as a class action. The parties’ briefing on class certification is scheduled to be completed in June 2010.

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

As of November 1, 2009, there were 11 public civil actions pending against our subsidiaries in Argentina (1), Brazil (3), Colombia (6) and Venezuela (1), compared with 10 such cases on November 1, 2008, and 9 such cases on November 1, 2007.

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

In the first public civil action in Brazil, Osorio v. Philip Morris Brasil Industria e Comercio Ltda., et al., Federal Court of São Paulo, Brazil, filed September 2003, our subsidiary, another member of the industry and various government entities are defendants. The plaintiff seeks a ban on the production and sale of cigarettes on the grounds that they are harmful to health and cause the government to spend money on health care. Plaintiff alleges that smoking violates the Brazilian constitutional right to health, that smokers have no free will because they are addicted, and that ETS is harmful. Plaintiff seeks the suspension of the defendants’ licenses to manufacture cigarettes, the revocation of any import licenses for tobacco-related products, the collection of all tobacco-containing products from the market, and a daily fine amounting to R$1 million (approximately $560,000) for any violation of the injunction order. Our subsidiary filed its answer in June 2004.

In the second public civil action in Brazil, Associacao dos Consumidores Explorados do Distrito Federal v. Sampoerna Tabacos America Latina Ltda., State Trial Court of Brasilia, Brazil, filed April 18, 2006, our subsidiary

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

is a defendant. The plaintiff, a consumer association, seeks a ban on the production and sale of cigarettes on the grounds that they are harmful to health. Plaintiff’s complaint also requests that a fine amounting to R$1 million (approximately $560,000) per day be imposed should the ban be granted and defendant continue to produce or sell cigarettes. Our subsidiary filed its answer in May 2006. The trial court dismissed the case in November 2007. Plaintiff appealed. In November 2008, the appellate court affirmed the trial court’s dismissal. Plaintiff has filed a further appeal.

In the third public civil action pending in Brazil, The Brazilian Association for the Defense of Consumer Health (SAUDECON) v. Philip Morris Brasil Industria e Comercio Ltda and Souza Cruz S.A., Civil Court of City of Porto Alegre, Brazil, filed November 3, 2008, our subsidiary is a defendant. The plaintiff, a consumer organization, is asking the court to establish a fund that will be used to provide treatment, for a minimum of two years, to smokers who claim to be addicted and who do not otherwise have access to smoking cessation treatment. Plaintiff requests that each defendant’s liability be determined according to its market share. Our subsidiary filed its answer in January 2009. In May 2009, the trial court dismissed the case on the merits. Plaintiff has appealed.

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

In the second public civil action in Colombia, Garrido v. Coltabaco (Garrido II), Civil Court of Bogotá, Colombia, filed October 27, 2006, our subsidiary is a defendant. The plaintiff’s claims are identical to those in Garrido, above. Our subsidiary filed its answer in April 2007. In September 2009, the trial court dismissed the case on the merits. Plaintiff has appealed.

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

In the sixth public civil action in Colombia, Guzman v. Coltabaco, et al., Administrative Court of Bogotá, Colombia, filed May 8, 2007, our subsidiary, another member of the industry, and various government entities are defendants. The plaintiff is seeking economic restitution to the country, an increase in sales tax for cigarettes, as well as various forms of injunctive relief. Our subsidiary filed its answer in June 2007. In September 2009, the trial court dismissed the case on the merits. Plaintiff failed to appeal by the required deadline. Therefore, this case has been terminated and is not included in the above pending case totals. We will no longer report this case.

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

•

Tax: In Brazil, there are 98 tax cases involving Philip Morris Brasil S.A. relating to the payment of state tax on the sale and transfer of goods and services, federal social contributions, excise, social security and income tax, and other matters. Thirty-nine of these cases are under administrative review by the relevant fiscal authorities and 59 are under judicial review by the courts; and

•

Employment: Our subsidiaries, Philip Morris Brasil S.A. and Philip Morris Brasil Ltda, are defendants in various individual employment cases resulting, among other things, from the termination of employment in connection with the shut-down of one of our factories in Brazil.

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

Guarantees

At September 30, 2009, PMI’s third-party guarantees, which are primarily related to excise taxes, were $49 million, of which $45 million have no specific expiration dates. The remainder ($4 million) expire through 2013, with no guarantees expiring through September 30, 2010. PMI is required to perform under these guarantees in the event that a third party fails to make contractual payments. PMI does not have a liability on its condensed consolidated balance sheet at September 30, 2009, as the fair value of these guarantees is insignificant due to the fact that the probability of future payments under these guarantees is remote.

Under the terms of the Distribution Agreement between Altria and PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria and PM USA for liabilities

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. PMI does not have a liability recorded on its balance sheet at September 30, 2009, as the fair value of this indemnification is insignificant since the probability of future payments under this indemnification is remote.

Note 12. Income Taxes:

Income tax provisions for jurisdictions outside the United States, as well as state and local income tax provisions, were determined on a separate company basis and the related assets and liabilities were recorded in PMI’s condensed consolidated balance sheets.

PMI’s effective tax rates for the nine months and three months ended September 30, 2009 were 29.3% and 29.5%, respectively. PMI’s effective tax rates for the nine months and three months ended September 30, 2008 were 27.9% and 23.6%, respectively. The effective tax rate for the nine months ended September 30, 2008 was favorably impacted by the adoption of U.S. income tax regulations proposed in 2008 ($154 million) and the enacted reduction of future corporate income tax rates in Indonesia ($67 million), partially offset by the after-tax charge of $124 million related to the RBH settlement with the Government of Canada and all ten provinces, and the tax cost of a legal entity restructuring ($52 million). The effective tax rate for the three months ended September 30, 2008 was favorably impacted by the previously mentioned adoption of U.S. income tax regulation ($154 million) and the enacted reduction of future corporate income tax rates in Indonesia ($67 million), partially offset by the tax cost of a legal entity restructuring ($52 million). The effective tax rates are based on PMI’s full year geographical earnings mix projections and cash repatriation plans. Changes in earnings mix or in cash repatriation plans could have an impact on the effective tax rates which PMI monitors each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

PMI is regularly examined by tax authorities around the world. It is reasonably possible that within the next 12 months certain tax examinations will close. This could result in a decrease in unrecognized tax benefits along with related interest and penalties. An estimate of the range of the possible decrease cannot be made at this time.

Note 13. Indebtedness:

At September 30, 2009 and December 31, 2008, PMI’s long-term debt consisted of the following (in millions):

	September 30, 2009	December 31, 2008
Short-term borrowings, reclassified as long-term debt	$-	$1,020
Notes, 4.875% to 6.875% (average interest rate 5.796%), due through 2038	7,198	7,193
Foreign currency obligations:
Euro notes payable (average interest rate 5.240%), due through 2016	5,436	2,484
Swiss Franc notes payable (average interest rate 3.625%), due through 2013	963	473
Other (average interest rate 5.248%), due through 2014	341	416

	13,938	11,586
Less current portion of long-term debt	(197)	(209)

	$13,741	$11,377

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

Note 14. Fair Value Measurements:

The authoritative guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance describes three levels of input that may be used to measure fair value, which are as follows:

Level 1-	Quoted prices in active markets for identical assets or liabilities.

Level 2-

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3-	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Securities Available for Sale

PMI assesses the fair value of securities available for sale, which consist of warrants to purchase third-party common stock, by using a Black-Scholes methodology based on observable market inputs.

Debt

The fair value of PMI’s outstanding debt, as utilized solely for disclosure purposes, is determined by utilizing quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. The aggregate carrying value of PMI’s debt, excluding capital leases obligations, was $13,700 million at September 30, 2009.

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

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The aggregate fair value of PMI’s securities available for sale, debt and derivative financial instruments as of September 30, 2009, was as follows (in millions):

	At September 30, 2009	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives - Assets	$66	$-	$66	$-

Securities Available for Sale	$8	$-	$8	$-

Debt	$14,962	$14,860	$102	$-

Derivatives - Liabilities	$138	$-	$138	$-

Note 15. Accumulated Other Comprehensive Earnings (Losses):

PMI’s accumulated other comprehensive earnings (losses), net of taxes, consisted of the following (in millions):

	At September 30, 2009	At December 31, 2008	At September 30, 2008
Currency translation adjustments	$421	$(768)	$1,506
Pension and other benefits	(1,401)	(1,444)	(99)
Derivatives accounted for as hedges	(46)	(68)	(51)
Debt and equity securities	7	(1)

Total accumulated other comprehensive earnings (losses)	$(1,019)	$(2,281)	$1,356

Note 16. Colombian Investment and Cooperation Agreement:

On June 19, 2009, PMI announced that it had signed an agreement with the Republic of Colombia, together with the Departments of Colombia and the Capital District of Bogota, to promote investment and cooperation with respect to the Colombian tobacco market and to fight counterfeit and contraband tobacco products. The Investment and Cooperation Agreement provides $200 million in funding to the Colombian governments over a 20-year period to address issues of mutual interest, such as combating the illegal cigarette trade, including the threat of counterfeit tobacco products, and increasing the quality and quantity of locally grown tobacco. As a result of the Investment and Cooperation Agreement, PMI recorded a pre-tax charge of $135 million in the operating results of the Latin America & Canada segment during the second quarter of 2009. This pre-tax charge, which represents the net present value of the payments prescribed by the agreement, is reflected in marketing, administration and research costs on the condensed consolidated statements of earnings for the nine months ended September 30, 2009.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 17. RBH Legal Settlement:

On July 31, 2008, Rothmans announced the finalization of a CAD $550 million (or approximately $506 million) settlement between itself and RBH, on the one hand, and the Government of Canada and all ten provinces, on the other hand. The settlement resolves the Royal Canadian Mounted Police’s investigation relating to products exported from Canada by RBH during the 1989-1996 period. Rothmans’ sole holding was a 60% interest in RBH. The remaining 40% interest in RBH was owned by PMI.

As a result of the finalization of the settlement, PMI recorded a charge of $124 million in the operating results of the Latin America & Canada segment during the second quarter of 2008. The charge represented the present value of PMI’s 40% equity interest in RBH’s portion of the settlement.

Subsequent to the finalization of the settlement, PMI announced that it had entered into an agreement with Rothmans to purchase, by way of a tender offer, all of the outstanding common shares of Rothmans. In October 2008, PMI completed the acquisition of all of Rothmans shares. See Note 8. Acquisitions for more details regarding this acquisition.

At September 30, 2009, PMI had $243 million of discounted accrued settlement charges associated with the RBH legal settlement. These accrued settlement charges are reflected in other accrued liabilities ($28 million) and other long-term liabilities ($215 million) on the condensed consolidated balance sheet.

At December 31, 2008, PMI had $207 million of discounted accrued settlement charges associated with the RBH legal settlement. These accrued settlement charges are reflected in other accrued liabilities ($15 million) and other long-term liabilities ($192 million) on the condensed consolidated balance sheet.

Note 18. New Accounting Standards:

As previously discussed in Note 9. Earnings Per Share, PMI adopted the provisions of amended FASB authoritative guidance which requires that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and therefore shall be included in the earnings per share calculation pursuant to the two-class method.

Effective January 1, 2009, PMI adopted the provisions of amended FASB authoritative guidance which changed the reporting for minority interest by requiring that noncontrolling interests be reported within equity. Additionally, this amendment requires that any transaction between an entity and a noncontrolling interest be accounted for as an equity transaction. The adoption of this amendment has been applied prospectively, except for the presentation and disclosure requirements, which have been adjusted retrospectively for all periods presented.

Effective January 1, 2009, PMI adopted the provisions of amended FASB authoritative guidance for Business Combinations. This amendment requires the recognition of assets acquired, liabilities assumed and any noncontrolling interest in the acquiree to be measured at fair value as of the acquisition date. Additionally, costs incurred to effect the acquisition are to be recognized separately from the acquisition and expensed as incurred.

Effective January 1, 2009, PMI adopted the provisions of amended FASB authoritative guidance for Derivatives and Hedging. This amendment requires disclosures about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect the company’s financial position, financial performance, and cash flows. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2008. PMI has amended its disclosures accordingly.

The adoption of these provisions of amended FASB authoritative guidance noted above did not have a material impact on PMI’s consolidated financial position, results of operations or cash flows.

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

As discussed in Note 1. Background and Basis of Presentation of our 2008 audited consolidated financial statements and related notes, which are incorporated by reference into our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”), certain of our subsidiaries prior to 2008 reported their results up to ten days before the end of December, rather than on December 31. During 2008, these subsidiaries moved to a December 31, 2008 closing date, which impacted the first quarter and fourth quarter results of previous periods. As a result, certain amounts in the first quarter of 2008 have been revised to reflect this change. The impact of this change resulted in a decrease in net earnings attributable to PMI and diluted earnings per share (“diluted EPS”) of $194 million and $0.09, respectively, in the first nine months of 2008.

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

Consolidated Operating Results for the Nine Months Ended September 30, 2009 – The changes in our reported net earnings attributable to PMI and diluted EPS for the nine months ended September 30, 2009, from the comparable 2008 amounts, were as follows (in millions, except per share data):

	Reported
	Net Earnings Attributable to PMI	Diluted EPS
For the nine months ended September 30, 2008	$5,445	$2.60

2008 Asset impairment and exit costs	54	0.02
2008 Equity loss from RBH legal settlement	124	0.06
2008 Tax items	(169)	(0.08)

Subtotal of 2008 items	9	-

2009 Asset impairment and exit costs	(2)
2009 Colombian Investment and Cooperation Agreement charge	(93)	(0.04)

Subtotal of 2009 items	(95)	(0.04)

Currency	(1,081)	(0.52)
Interest	(267)	(0.13)
Change in tax rate	28	0.01
Impact of lower shares outstanding and share-based payments		0.15
Operations	781	0.37

For the nine months ended September 30, 2009	$4,820	$2.44

See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Asset Impairment and Exit Costs – We recorded pre-tax asset impairment and exit costs primarily related to the streamlining of various administrative functions and operations. During the nine months ended September 30, 2009, we recorded pre-tax asset impairment and exit costs of $3 million ($2 million after-tax). During the nine months ended September 30, 2008, we recorded pre-tax asset impairment and exit costs of $84 million ($54 million after-tax). For further details, see Note 2. Asset Impairment and Exit Costs to the condensed consolidated financial statements.

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

Currency – The unfavorable currency impact is due primarily to the strength of the U.S. dollar versus the Euro, the Australian dollar and many emerging market currencies, in particular the Indonesian rupiah, Mexican peso, Russian ruble, Turkish lira and Ukrainian hryvnia. This impact was partially offset by the weakness of the U.S. dollar versus the Japanese yen.

Interest – The unfavorable impact of interest was due primarily to higher average debt levels.

Lower shares outstanding and share-based payments – The favorable impact of lower shares outstanding and share-based payments was due primarily to the repurchases of our common stock pursuant to the $13.0 billion two-year share repurchase program.

Income taxes – Our effective income tax rate for the nine months ended September 30, 2009 increased 1.4 percentage points to 29.3%. The 2008 effective tax rate was favorably impacted by the adoption of U.S. income tax regulation proposed in 2008 ($154 million) and the enacted reduction of future corporate income tax rates in Indonesia ($67 million), partially offset by the after-tax charge of $124 million related to the RBH settlement with the Government of Canada and all ten provinces, and the tax cost of a legal entity restructuring ($52 million).

Operations – The increase in our operations reflected in the table above was due primarily to the following:

•	Latin America & Canada. Higher income due primarily to the favorable impact of acquisitions and higher pricing, partially offset by lower volume/mix and higher manufacturing costs;

•

Eastern Europe, Middle East and Africa. Higher income due primarily to higher pricing, partially offset by lower volume/mix, higher marketing, administration and research costs and higher manufacturing costs;

•	Asia. Higher income due primarily to higher pricing, partially offset by higher marketing, administration and research costs and higher manufacturing costs; and

•

European Union. Higher income due primarily to higher pricing and the favorable impact of acquisitions, partially offset by lower volume/mix, higher manufacturing costs and higher marketing, administration and research costs.

Consolidated Operating Results for the Three Months Ended September 30, 2009 – The changes in our reported net earnings attributable to PMI and diluted EPS for the three months ended September 30, 2009, from the comparable 2008 amounts, were as follows (in millions, except per share data):

	Reported
	Net Earnings Attributable to PMI	Diluted EPS
For the three months ended September 30, 2008	$2,080	$1.01

2008 Asset impairment and exit costs	8
2008 Tax items	(169)	(0.08)

Subtotal of 2008 items	(161)	(0.08)

2009 Asset impairment and exit costs	(1)

Currency	(351)	(0.17)
Interest	(110)	(0.05)
Change in tax rate	6
Impact of lower shares outstanding and share-based payments		0.06
Operations	335	0.16

For the three months ended September 30, 2009	$1,798	$0.93

See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

Asset Impairment and Exit Costs – We recorded pre-tax asset impairment and exit costs primarily related to the streamlining of various administrative functions and operations. During the three months ended September 30, 2009, we recorded pre-tax asset impairment and exit costs of $1 million (approximately $0.5 million after-tax). During the three months ended September 30, 2008, we recorded pre-tax asset impairment and exit costs of $13 million ($8 million after-tax). For further details, see Note 2. Asset Impairment and Exit Costs to the condensed consolidated financial statements.

Currency – The unfavorable currency impact is due primarily to the strength of the U.S. dollar versus the Euro, Swiss franc and many emerging market currencies, in particular the Indonesian rupiah, Mexican peso, Russian ruble, Turkish lira and Ukrainian hryvnia. This impact was partially offset by the weakness of the U.S. dollar versus the Japanese yen.

Interest – The unfavorable impact of interest was due primarily to higher average debt levels.

Lower shares outstanding and share-based payments – The favorable impact of lower shares outstanding and share-based payments was due primarily to the repurchases of our common stock pursuant to the $13.0 billion two-year share repurchase program.

Income taxes – Our effective income tax rate for the three months ended September 30, 2009 increased 5.9 percentage points to 29.5%. The 2008 effective tax rate was favorably impacted by the previously mentioned adoption of U.S. income tax regulations proposed in 2008 ($154 million) and the enacted reduction of future corporate income tax rates in Indonesia ($67 million), partially offset by the tax cost of a legal entity restructuring ($52 million).

Operations – The increase in our operations reflected in the table above was due primarily to the following:

•

Latin America & Canada. Higher income due primarily to the favorable impact of acquisitions, a favorable comparison to 2008 attributable to a one-time pre-tax charge of $61 million related to a previous distribution agreement in Canada and higher pricing, partially offset by higher manufacturing costs;

•

Eastern Europe, Middle East and Africa. Higher income due primarily to higher pricing, partially offset by lower volume/mix, higher manufacturing costs and higher marketing, administration and research costs;

•	European Union. Higher income due primarily to higher pricing and lower marketing, administration and research costs, partially offset by lower volume/mix; and

•	Asia. Higher income due primarily to higher pricing and lower marketing, administration and research costs, partially offset by lower volume/mix and higher manufacturing costs.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2009 Forecasted Results – The current worldwide economic recession has affected the markets in which we operate. While we have not seen a broad-based trend towards consumer down-trading on a global basis, we expect to face some unfavorable overall product mix and softer volume reflecting lower consumption levels this year. We have factored these assumptions into our forecasted results for 2009. On October 22, 2009, we raised our forecast for 2009 full-year reported diluted EPS to a range of $3.20 to $3.25, from $3.10 to $3.20, which includes, at current exchange rates, an unfavorable currency impact of $0.52 per share. Excluding currency, diluted EPS is projected to increase by approximately 12%-14%. This guidance includes a pre-tax charge of $135 million ($93 million after-tax), equivalent to $0.04 per share, relating to the Colombian Investment and Cooperation Agreement announced during the second quarter of 2009, and excludes the impact of any potential future acquisitions, asset impairment and exit cost charges, and any unusual events. The factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast.

Discussion and Analysis

Consolidated Operating Results

See pages 70-74 for a discussion of our Cautionary Factors That May Affect Future Results. Our cigarette volume, net revenues, excise taxes on products and operating companies income by segment were as follows (in millions):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2009	2008	2009	2008
Cigarette volume:
European Union	178,887	185,931	61,047	64,063
Eastern Europe, Middle East and Africa	222,097	227,579	77,769	81,405
Asia	169,231	168,351	54,484	55,946
Latin America & Canada	75,603	70,689	25,978	24,500

Total cigarette volume	645,818	652,550	219,278	225,914

Net revenues:
European Union	$20,988	$23,427	$7,783	$8,451
Eastern Europe, Middle East and Africa	9,953	11,248	3,722	4,163
Asia	8,974	9,334	3,170	3,188
Latin America & Canada	5,157	4,413	1,898	1,563

Net revenues	$45,072	$48,422	$16,573	$17,365

Excise taxes on products:
European Union	$14,313	$15,866	$5,375	$5,780
Eastern Europe, Middle East and Africa	5,031	5,544	1,892	2,054
Asia	4,160	4,617	1,519	1,578
Latin America & Canada	3,250	2,812	1,200	1,000

Excise taxes on products	$26,754	$28,839	$9,986	$10,412

Operating income:
Operating companies income:
European Union	$3,397	$3,779	$1,267	$1,325
Eastern Europe, Middle East and Africa	1,982	2,439	761	946
Asia	1,933	1,631	653	558
Latin America & Canada	452	282	226	110
Amortization of intangibles	(54)	(29)	(18)	(13)
General corporate expenses	(111)	(80)	(39)	(36)

Operating income	$7,599	$8,022	$2,850	$2,890

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

The following events that occurred during the nine months and three months ended September 30, 2009 and 2008, affected the comparability of our statement of earnings amounts.

•	Asset Impairment and Exit Costs – For the nine months and three months ended September 30, 2009 and 2008, pre-tax asset impairment and exit costs consisted of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2009	2008	2009	2008
Separation programs:
European Union	$3	$66	$1	$10
Latin America & Canada		3		3

Total separation programs	3	69	1	13

Contract termination charges:
Eastern Europe, Middle East and Africa		1
Asia		14

Total contract termination charges	-	15	-	-

Asset impairment and exit costs	$3	$84	$1	$13

For further details see Note 2. Asset Impairment and Exit Costs to our condensed consolidated financial statements.

•

Equity loss from RBH legal settlement – As previously discussed, the operating companies income of the Latin America & Canada segment for the nine months ended September 30, 2008, included a $124 million charge related to the RBH settlement with the Government of Canada and all ten provinces. For further details, see Note 17. RBH Legal Settlement to the condensed consolidated financial statements.

•

Colombian Investment and Cooperation Agreement charge – As previously discussed, the operating companies income of the Latin America & Canada segment for the nine months ended September 30, 2009, included a pre-tax charge of $135 million related to the Investment and Cooperation Agreement in Colombia. For further details, see Note 16. Colombian Investment and Cooperation Agreement to the condensed consolidated financial statements.

•

Charge related to previous distribution agreement in Canada – During the third quarter of 2008, we recorded a pre-tax charge of $61 million related to a previous distribution agreement in Canada. This charge was recorded in the operating companies income of the Latin America & Canada segment for the nine months and three months ended September 30, 2008.

Consolidated Operating Results for the Nine Months Ended September 30, 2009

The following discussion compares our consolidated operating results for the nine months ended September 30, 2009, with the nine months ended September 30, 2008.

Our cigarette volume of 645.8 billion units decreased 6.7 billion (1.0%). Gains in Asia, driven by Indonesia, Korea and Pakistan, and Latin America & Canada, driven by Argentina and the acquisition of Rothmans Inc. in Canada, were more than offset by declines in the European Union, particularly in Italy, Poland and Spain, and EEMA, mainly in Romania, Ukraine and Duty Free. Excluding acquisitions, our cigarette shipment volume was down 2.1%.

We achieved market share gains in a number of markets, including Algeria, Argentina, Belgium, Brazil, Bulgaria, Canada, the Dominican Republic, Egypt, Germany, Greece, Hungary, Korea, Japan, Mexico, the Netherlands, the Philippines, Portugal, Romania, Russia, Turkey and Ukraine.

Despite growth in Asia, total cigarette shipments of Marlboro of 226.3 billion units were down 2.6%, primarily due to market declines in the European Union and EEMA, a 0.3 point market share decline in the European Union, mainly driven by the effect of the economic crisis in Spain, and a softening of the premium segment in Russia and Ukraine. Total cigarette shipments of L&M of 68.0 billion units were down 3.3%, with growth in the European Union offset by a decline in other regions. As a result of a decrease in shipments in Russia and Ukraine, total cigarette shipments of Chesterfield declined 8.6%. Total cigarette shipments of Parliament increased 0.7%, driven by gains in Korea. Total cigarette shipments of Virginia Slims declined 5.4%, primarily reflecting declines in EEMA and Asia, partially offset by growth in the European Union. Total cigarette shipments of Lark increased 10.8%, driven by growth in Turkey, and Bond Street increased 5.5%, primarily driven by growth in Russia.

Total shipment volume of other tobacco products (in cigarette equivalent units) grew 20.8%, as growth in Canada, France, Poland and the Nordics was partially offset by the decline in Germany. Excluding acquisitions, shipment volume of other tobacco products was down 3.6%. Total shipment volume for cigarettes and other tobacco products was down 0.7%, and down 2.1% excluding acquisitions.

Net revenues, which include excise taxes billed to customers, decreased $3.4 billion (6.9%). Excluding excise taxes, net revenues decreased $1.3 billion (6.5%) to $18.3 billion. This decrease was due to unfavorable currency ($2.7 billion) and lower volume/mix ($572 million), partially offset by net price increases ($1.5 billion) and the impact of acquisitions ($519 million).

Excise taxes on products decreased $2.1 billion (7.2%), due primarily to currency movements ($5.3 billion), partially offset by higher excise tax rates ($2.8 billion) and acquisitions. As discussed under the caption “Business Environment,” governments have consistently increased excise taxes in most of the markets in which we operate. We expect excise taxes to continue to increase.

Cost of sales decreased $648 million (9.1%), due primarily to currency movements ($851 million) and lower volume, partially offset by the impact of acquisitions ($152 million) and higher manufacturing costs ($146 million, primarily leaf tobacco costs).

Marketing, administration and research costs decreased $138 million (3.2%), due primarily to currency ($462 million), the 2008 charge related to the RBH legal settlement ($124 million) and the 2008 charge related to a previous distribution agreement in Canada ($61 million), partially offset by higher marketing and sales expenses ($141 million), the 2009 charge related to the Colombian Investment and Cooperation Agreement ($135 million), acquisitions ($122 million), higher general and administrative expenses ($99 million) and higher general corporate expenses ($36 million).

Operating income decreased $423 million (5.3%). This decrease was due primarily to unfavorable currency ($1.4 billion), lower volume/mix ($478 million), higher marketing and sales expenses ($141 million), higher general and administrative expense ($99 million) and higher manufacturing costs. These decreases were partially offset by net price increases ($1.5 billion), the impact of acquisitions ($245 million) and lower asset impairment and exit costs ($81 million).

Currency movements decreased net revenues by $8.0 billion ($2.7 billion, after excluding the impact of currency movements on excise taxes) and operating income by $1.4 billion. These decreases were due primarily to the strength of the U.S. dollar versus the Euro, the Australian dollar and many emerging market currencies, in particular the Indonesian rupiah, Mexican peso, Russian ruble, Turkish lira and Ukrainian hryvnia. This impact was partially offset by the weakness of the U.S. dollar versus the Japanese yen.

Interest expense, net, of $572 million increased $367 million, due primarily to higher average debt levels.

Our effective tax rate increased 1.4 percentage points to 29.3%, which is presently the estimated effective tax rate for the full year 2009. The 2008 effective tax rate was favorably impacted by the previously mentioned adoption of U.S. income tax regulations ($154 million) and the enacted reduction of future corporate income tax rates in Indonesia ($67 million), partially offset by the after-tax charge of $124 million related to the RBH settlement with the Government of Canada and all ten provinces, and the tax cost of a legal entity restructuring ($52 million). The effective tax rate is based on our full year geographic earnings mix projections and cash repatriation plans. Changes in our earnings mix or in cash repatriation plans could have an impact on the effective tax rate which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

We are regularly examined by tax authorities around the world. It is reasonably possible that within the next 12 months certain tax examinations will close. This could result in a decrease in unrecognized tax benefits along with related interest and penalties. An estimate of the range of the possible decrease cannot be made at this time.

Net earnings attributable to PMI of $4.8 billion decreased $625 million (11.5%). This decrease was due primarily to lower operating income (attributable to unfavorable currency, partially offset by higher results from operations) and higher interest expense, net. Diluted and basic EPS of $2.44 and $2.45 decreased by 6.2% and 6.1%, respectively. Excluding unfavorable currency of $0.52, diluted EPS increased 13.8%.

Consolidated Operating Results for the Three Months Ended September 30, 2009

The following discussion compares our consolidated operating results for the three months ended September 30, 2009, with the three months ended September 30, 2008.

Our cigarette volume of 219.3 billion units was down 6.6 billion (2.9%), reflecting an unfavorable comparison to a strong third quarter in 2008, mainly in EEMA. Gains in Latin America & Canada, from the Rothmans acquisition, were more than offset by declines in the European Union and EEMA due to the impact of the economic crisis, primarily in Spain and Ukraine, and declines in Asia due to trade inventory movements in Pakistan subsequent to the excise tax increase in June 2009. Excluding acquisitions, our cigarette shipment volume was down 4.0%.

We achieved market share gains in a number of markets, including Algeria, Argentina, Belgium, Brazil, Bulgaria, Canada, the Dominican Republic, Egypt, Hungary, Korea, Mexico, Pakistan, the Philippines, Portugal, Russia, Slovakia, Switzerland, Turkey and Ukraine.

Despite growth in Asia, total cigarette shipments of Marlboro of 76.9 billion units were down 4.3%, primarily due to market declines in the European Union and EEMA, largely due to the effects of the economic crisis in Spain and a softening of the premium segment in Russia and Ukraine. Total cigarette shipments of L&M of 23.4 billion units were down 2.8%, with growth in the European Union, offset primarily by a decline in Russia. Driven by a decrease in shipments in Russia and Ukraine, total cigarette shipments of Chesterfield declined 15.1%. Total cigarette shipments of Parliament were down 4.1%, driven by declines in EEMA, partially offset by growth in Asia. Total cigarette shipments of Virginia Slims declined 5.5%, reflecting a decline in EEMA, partially offset by growth in other regions. Total cigarette shipments of Lark increased 9.1%, driven by growth in Turkey, and Bond Street increased 4.3%, driven by growth in Russia.

Total shipment volume of other tobacco products (in cigarette equivalent units) grew 4.7%, due primarily to Canada and the Nordics. Excluding acquisitions, shipment volume of other tobacco products was down 9.8%, primarily due to lower volume in Poland, reflecting the impact of the excise tax alignment of pipe tobacco to roll-your-own in the first quarter of 2009. Total shipment volume for cigarettes and other tobacco products was down 2.8%, and down 4.1% excluding acquisitions.

Net revenues, which include excise taxes billed to customers, decreased $792 million (4.6%). Excluding excise taxes, net revenues decreased $366 million (5.3%) to $6.6 billion. This decrease was due to unfavorable currency ($846 million) and lower volume/mix ($306 million), partially offset by net price increases ($590 million) and the impact of acquisitions ($196 million).

Excise taxes on products decreased $426 million (4.1%), due to currency movements ($1,720 million), partially offset by higher excise taxes ($1,217 million) and acquisitions, net of favorable volume/mix ($77 million).

Cost of sales decreased $161 million (6.5%), due primarily to currency movements ($246 million), partially offset by higher manufacturing costs ($84 million, primarily leaf tobacco costs).

Marketing, administration and research costs decreased $158 million (10.2%), due primarily to currency ($154 million) and the 2008 charge related to a previous distribution agreement in Canada ($61 million), partially offset by acquisitions ($50 million).

Operating income decreased $40 million (1.4%). This decrease was due primarily to unfavorable currency ($445 million), lower volume/mix ($244 million) and higher manufacturing costs. These decreases were partially offset by net price increases ($590 million), the impact of acquisitions ($91 million) and the 2008 charge related to a previous distribution agreement in Canada ($61 million).

Currency movements decreased net revenues by $2.6 billion ($846 million, after excluding the impact of currency movements on excise taxes) and operating income by $445 million. These decreases were due primarily to the strength of the U.S. dollar versus the Euro, Swiss franc and many emerging market currencies, in particular the Indonesian rupiah, Mexican peso, Russian ruble, Turkish lira and Ukrainian hryvnia. This impact was partially offset by the weakness of the U.S. dollar versus the Japanese yen.

Interest expense, net, of $221 million increased $152 million, due primarily to higher average debt levels.

Our effective tax rate increased 5.9 percentage points to 29.5%. The 2008 effective tax rate was favorably impacted by the previously mentioned adoption of U.S. income tax regulations proposed in 2008 ($154 million) and the enacted reduction of future corporate income tax rates in Indonesia ($67 million), partially offset by the tax cost of a legal entity restructuring ($52 million). The effective tax rate is based on our full year geographic earnings mix projections and cash repatriation plans. Changes in our earnings mix or in cash repatriation plans could have an impact on the effective tax rate which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

As previously discussed, we are regularly examined by tax authorities around the world. It is reasonably possible that within the next 12 months certain tax examinations will close. This could result in a decrease in unrecognized tax benefits along with related interest and penalties. An estimate of the range of the possible decrease cannot be made at this time.

Net earnings attributable to PMI of $1.8 billion decreased $282 million (13.6%). This decrease was due primarily to higher interest expense, net and lower operating income (attributable to unfavorable currency, partially offset by higher results from operations). Diluted and basic EPS of $0.93 decreased by 7.9%. Excluding unfavorable currency of $0.17, diluted EPS increased 8.9%.

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

Excise Taxes: Cigarettes are subject to substantial excise taxes and to other product taxation worldwide. Significant increases in cigarette-related taxes or fees have been proposed or enacted and are likely to continue to be proposed or enacted. In addition, in certain jurisdictions, our products are subject to tax structures that discriminate against premium price products and manufactured cigarettes.

Tax increases and discriminatory tax structures are expected to continue to have an adverse impact on our sales of cigarettes, due to lower consumption levels and to a shift in consumer purchases from the premium to non-premium or discount segments or other low-price or low-taxed tobacco products such as fine-cut tobacco products and/or counterfeit and contraband products.

Minimum Retail Selling Price Laws: Several EU Member States (Austria, France, Ireland, and Italy) have enacted laws establishing a minimum retail selling price for cigarettes and, in some cases, other tobacco products. The European Commission has filed actions against these Member States in the European Court of Justice claiming that these countries’ minimum retail selling price systems infringed EU law. The court hearing in the actions against

Austria, France and Ireland took place in June 2009. On October 22, 2009, the Advocate General of the Court of Justice issued an advisory opinion in the cases, agreeing with the position of the European Commission. A ruling could be expected by the end of 2009 or early 2010. Should the European Commission prevail in the European Court of Justice, excise tax levels and/or price gaps in those markets could be adversely affected.

Framework Convention on Tobacco Control: The World Health Organization’s Framework Convention for Tobacco Control (“FCTC”) entered into force on February 27, 2005. As of November 2009, 166 countries, as well as the European Community, have become Parties to the FCTC. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and, in certain instances, requires) Parties to have in place or enact legislation that would:

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

In November 2008, the Conference of the Parties, the governing body of the FCTC, adopted Guidelines that provide non-binding recommendations to the Parties supplementing specific Articles of the Treaty, including details on tobacco packaging, labeling and marketing. Several of the recommendations in the Guidelines, such as plain packaging, point of sale display bans, a ban on the use of colors in packaging, a ban on all forms of communications to adult smokers and limiting tobacco industry involvement in the development of tobacco policy and regulations, reflect extreme applications of the provisions of the Treaty, many of which are punitive measures against the tobacco industry, untethered to public health objectives and have the potential to lead to adverse unintended consequences. If governments choose to implement these recommendations, they may adversely affect our business, volume, results of operations, cash flows and financial position. It is not possible to predict whether or to what extent the Guidelines will be adopted by governments.

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

Some public health advocates, governments, and the Guidelines issued by the FCTC’s Conference of the Parties have called for a ban or restriction on the use of colors which they claim are also used to signify that some brands provide lower yields of tar, nicotine and other smoke constituents. Other governments have banned or sought to ban any descriptive terms, including terms such as “premium” or “full flavor,” and one has banned all but one pack variation per brand arguing that such terms or pack variations are inherently misleading. We believe such regulations are unreasonably broad, go beyond the scope and intent of legislation designed to prevent consumers from falsely believing that one brand is less harmful than another, unduly restrict our intellectual property and other rights, and violate international trade commitments. As such, we oppose these types of regulations and, where appropriate, we have commenced litigation to challenge them.

Testing and Reporting of Other Smoke Constituents: Several countries, including, for instance, Brazil, Canada, Taiwan and Venezuela, require manufacturers to test and report to regulators certain by-brand yields of other smoke constituents from the 45 to 80 that have been identified as potential causes of tobacco-related diseases. Testing and reporting of some of these constituents is being considered by the FCTC’s Conference of the Parties Working Group on product regulation, TobReg, national regulators and the public health community. We measure many of these constituents for our product research and development purposes, and support efforts to develop reasonable regulation in this area. However, there is no international consensus on which smoke constituents cause the full range of diseases associated with tobacco use, and no validated analytical methods to measure the constituents’ yields in the smoke. Moreover, there is extremely limited capacity to conduct by-brand testing on a global basis. In its 2008 progress report on these issues, the Conference of the Parties Working Group, following a proposal by TobReg, identified nine smoke constituents for which methods for testing and measuring yields should be validated as a priority, and estimated that validation of the applicable methods for these constituents (and for certain ingredients) would take five and a half years. It is not certain when actual testing requirements will be recommended by the Conference of the Parties and whether individual countries will adopt them, although bills to require testing of a wide range of smoke constituent yields are pending in some countries. The cost of by-brand testing could be significant, and public health groups, including the Conference of the Parties Working Group, have recommended that the industry should be required to bear the burden of testing expenses.

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

Restrictions and Bans on the Use of Ingredients: Some governments have prohibited the use of certain ingredients, and public health authorities, including the European Commission, are considering further prohibitions. Among the proposals being considered is a ban on all ingredients that contribute to the attractiveness of cigarettes. The FCTC’s Conference of the Parties Working Group is also developing guidelines that could eventually include recommended standards for tobacco product ingredients, including flavorings. In October 2009, the Canadian federal government adopted a bill, the purported intent of which, among other things, is to ban the use of candy and fruit flavors in little cigars, which are sold in small packages or by the stick and thus claimed to be attractive to minors. However, the language of the bill is overly broad and bans virtually all ingredients not only in little cigars, but also in cigarettes. Thus, the bill will have the effect of banning American Blend cigarettes in Canada, which represent a share of below 1% of the Canadian market. The ban will come fully into effect in July 2010. We support regulations requiring all manufacturers to determine whether their ingredients increase the overall toxicity of tobacco smoke and, if internationally accepted test methods become available, whether ingredients increase the addictiveness of smoke. We would also support legislation that would allow regulators to ban ingredients that significantly increase either the toxicity or addictiveness of cigarette smoke. We oppose, however, bans of ingredients that are not based on sound science and are unlikely to advance public health, such as the overly broad legislation adopted in Canada, and bans of ingredients based on palatability or consumer appeal as these are inherently subjective standards and not appropriate bases for regulation.

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

Bans on Display of Tobacco Products at Retail: Some countries have adopted bans of product displays at point of sale, most recently the UK in October 2009. Other countries, such as Sweden and New Zealand, have rejected banning product display after considering such proposals. We oppose product display bans on the grounds that evidence does not show that they have any material impact on public health, and that they will encourage lower prices, unnecessarily restrict non-price competition, and encourage illicit trade — all of which undermine public health objectives. In Ireland, where a prohibition of product display at retail came into effect on July 1, 2009, two of our subsidiaries and an independent retailer have commenced legal proceedings to overturn the prohibition. It is not possible to predict the outcome of this action.

Plain Packaging: In 2008, the UK Department of Health raised for comment the possibility of mandating plain (“generic”) packaging, which would eliminate the ability of manufacturers to use any distinctive trademarks, trade dress, logos, or designs on tobacco product packaging. It was argued that plain packaging would reduce youth smoking, decrease smoking initiation, increase cessation and contribute to the de-normalization of tobacco use. We strongly oppose plain packaging because there is no sound evidentiary basis to conclude that it would lead to a reduction in youth smoking or any other public health benefit, and because it is likely to encourage illicit trade and lower prices (both of which undermine the government’s public health and revenue objectives), disproportionately infringes on free speech, amounts to expropriation of manufacturers’ intellectual property rights, and unduly limits competition. As noted above, the Conference of the Parties adopted Guidelines recommending plain packaging. However, in December 2008 and again in June 2009, the UK government stated that it would not pursue plain packaging at this time due in part to the lack of evidentiary support for the public health benefit of such a measure. The Australian National Preventative Health Taskforce has also issued a report on regulation of tobacco, alcohol and obesity which recommends, among other things, requiring plain packaging. The Ministry of Health has the report under consideration, but to date has not taken any action. In August 2009, a senator introduced legislation for plain packaging in the Australian Senate. The proposed bill is in the initial stage of the legislative process. It is not possible to predict the outcome of this legislation.

Health Warning Requirements: Many countries require substantial health warnings on cigarette packs. In the EU, for example, health warnings must cover 30% of the front and 40% of the back of cigarette packs. The FCTC requires health warnings that cover, at a minimum, 30% of the front and back of the pack, and recommends warnings covering 50% or more of the front and back of the pack. We support health warning requirements and, with certain exceptions, defer to the governments on the content of the warnings. In countries where health warnings are not required, we place them on packaging voluntarily in the official language or languages of the country. For example, we are voluntarily placing health warnings in many African countries in official local languages occupying 30% of the front and back of the pack. We oppose disproportionate warning size requirements, such as, for instance, a Uruguayan decree published in June 2009 mandating health warnings that cover 80% of the front and back of the pack and a Turkish administrative rule requiring graphic health warnings that cover 65% of the front of the pack, because such requirements go beyond warning consumers about the health effects of smoking, instead infringing on our intellectual property rights and depriving us of our ability to use distinctive trademarks and pack designs to differentiate our products from those of our competitors. In Uruguay and Turkey, our respective subsidiaries have commenced legal proceedings challenging the disproportionate warning size requirements. It is not possible to predict the outcome of these challenges. We also oppose regulations that would require the placement of health warnings in the middle of the front and back of the pack as such placement serves no purpose other than to disrupt our trademarks and pack design. While we believe that textual warnings are sufficient, we do not oppose graphic warnings except for images that vilify tobacco companies and their employees or do not accurately represent the health effects of tobacco use, such as, for instance, certain government-mandated graphic health warnings in Brazil. In Brazil, our subsidiary has commenced litigation against the government with respect to these warnings. It is not possible to predict the outcome of this action.

We support government initiatives to educate the public on the serious health effects of smoking. We have established a Web site that includes, among other things, the views of public health authorities on smoking, disease causation in smokers, addiction and exposure to environmental tobacco smoke (“ETS”). The site reflects our agreement with the medical and scientific consensus that cigarette smoking is addictive, and causes lung cancer, heart disease, emphysema and other serious diseases in smokers. The Web site advises the public to rely on the messages of public health authorities in making all smoking-related decisions. The Web site’s address is www.pmintl.com. The information on our Web site is not, and shall not be deemed to be, a part of this document or incorporated into any filings we make with the SEC.

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

We support a single, consistent public health message on the health effects of exposure to ETS. Our Web site states that “the conclusions of public health authorities on secondhand smoke warrant public health measures that regulate smoking in public places” and that “outright bans are appropriate in many places.” For example, we support banning smoking in schools, playgrounds and other facilities for youth and in indoor public places where general public services are provided such as public transportation vehicles, supermarkets, public spaces in indoor shopping centers, cinemas, banks and post offices. We believe, however, that governments can and should seek a balance between the desire to protect non-smokers from exposure to secondhand smoke and allowing the millions of people who smoke to do so in some public places. In the hospitality sector, such as restaurants, bars, cafés and other entertainment establishments, the law should grant private business owners the flexibility to permit, restrict or prohibit smoking. Business owners can take into account their desire to cater to their customers’ preferences. In the workplace, designated smoking rooms can provide places for adults to smoke. Finally, we oppose legislation that would prohibit smoking in private places such as homes and apartments.

Reduced Cigarette Ignition Propensity Legislation: Reduced ignition propensity standards have been adopted in Canada and Australia, and are being considered in several other countries, notably New Zealand and the EU Member States. On March 25, 2008, the European Commission formally adopted a decision to mandate the development, through the General Product Safety Directive, of reduced cigarette ignition propensity standards such as those implemented in New York, other American states and Canada. Finland has adopted its own national ignition propensity legislation requiring all cigarettes to be compliant by April 2010. We believe that reduced ignition propensity standards should be the same as those applied in New York and other jurisdictions to ensure that they are uniform and technically feasible, and that they are applied equally to all manufacturers and all tobacco products.

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

A session of the INB took place from June 28 until July 5, 2009, without leading to an agreed protocol. The next session is slated to take place in the first quarter of 2010.

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

In July 2008, prior to its acquisition, our Canadian subsidiary Rothmans Inc. (“Rothmans”), entered into a settlement agreement between itself and RBH, on the one hand, and the Government of Canada and all ten provinces, on the other hand, to resolve the Royal Canadian Mounted Police’s investigation relating to products exported from Canada by RBH during the 1989-1996 period. The terms of the settlement required, among other payments, the payment of CAD $50 million (or $41 million) towards a new government Contraband Tobacco Enforcement Strategy, which amount was paid by RBH in December 2008. See Note 17. RBH Legal Settlement to the condensed consolidated financial statements.

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

Governmental Investigations: From time to time, we are subject to governmental investigations on a range of matters. As part of an investigation by the Department of Special Investigations (“DSI”) of the government of Thailand into alleged underdeclaration of import prices by Thai cigarette importers, the branch office of our subsidiary, Philip Morris (Thailand) Limited (“PM Thailand”), has been informed of DSI’s proposal to bring charges against the branch office for alleged underpayment of customs duties and excise taxes of approximately $2 billion covering the period from July 28, 2003 to February 20, 2007. On September 2, 2009, the DSI submitted the case file to the Public Prosecutor for review. Additionally, recent press reports indicated that DSI had commenced an informal inquiry alleging underpayment by PM Thailand of customs duties and excise taxes of approximately $1.8 billion covering the period 2000–2003. We have been cooperating with the Thai authorities and believe that PM Thailand declared import prices in compliance with the Customs Valuation Agreement of the World Trade Organization, Thai law, and valuation methodologies previously agreed upon between the branch office and the Thai Customs Department. We are in the process of seeking clarification from the appropriate Thai authorities on these issues.

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

Asset Impairment and Exit Costs

We recorded pre-tax asset impairment and exit cost charges of $3 million and $84 million (including the charges associated with the Manufacturing Optimization Program discussed above) during the nine months ended September 30, 2009 and 2008, respectively, and $1 million and $13 million during the three months ended September 30, 2009 and 2008, respectively. The 2009 and 2008 pre-tax separation program charges primarily related to severance costs.

Cash payments related to our exit costs were $49 million and $12 million for the nine months and three months ended September 30, 2009, respectively, and $85 million and $22 million for the nine months and three months ended September 30, 2008, respectively. Future cash payments for exit costs incurred to date are expected to be approximately $67 million, which will be substantially paid by 2011.

Acquisitions and Other Business Arrangements

In September 2009, we acquired Swedish Match South Africa (Proprietary) Limited, for ZAR 1.98 billion (approximately $262 million based on exchange rates prevailing at the time of the acquisition), including acquired cash. While this acquisition did not impact third quarter 2009 results, it is anticipated to be immediately marginally accretive to our earnings per share.

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

In February 2009, we purchased the Petterøes tobacco business. Assets purchased consisted primarily of definite-lived trademarks primarily sold in Norway and Sweden. The effect of this acquisition was not material to our consolidated financial position, results of operations or operating cash flows in any of the periods presented.

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

In October 2008, we completed the acquisition of Rothmans, which is located in Canada, for CAD $2.0 billion (approximately $1.9 billion based on exchange rates prevailing at the time of the acquisition). Prior to our acquisition, Rothmans’ sole holding was a 60% interest in RBH. The remaining 40% interest in RBH was owned by us.

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

Operating Results – Nine Months Ended September 30, 2009

The following discussion compares operating results within each of our reportable segments for the nine months ended September 30, 2009, with the nine months ended September 30, 2008.

European Union. Net revenues, which include excise taxes billed to customers, decreased $2.4 billion (10.4%). Excluding excise taxes, net revenues decreased $886 million (11.7%) to $6.7 billion. This decrease was due to unfavorable currency ($1.0 billion) and lower volume/mix ($315 million), partially offset by net price increases ($387 million) and the impact of acquisitions ($50 million).

Operating companies income decreased $382 million (10.1%). This decrease was due primarily to unfavorable currency ($572 million), lower volume/mix ($261 million), higher marketing, administration and research costs ($19 million) and higher manufacturing costs, partially offset by net price increases ($387 million), lower pre-tax charges for asset impairment and exit costs ($63 million) and the impact of acquisitions ($36 million).

The total cigarette market in the European Union declined 2.6%. Adjusted for the favorable impact of a trade inventory distortion in the Czech Republic in anticipation of the January 2008 excise tax increase, the total cigarette market declined by an estimated 4.0%. The decline primarily reflects lower retail trade inventories, January and June 2009 price increases and the impact of worsening economic conditions in Spain; the impact of 2008 and 2009 tax-driven price increases in Poland; and the impact of 2009 price increases in Italy. Our cigarette shipment volume decreased 3.8%, reflecting a lower total market as described above and unfavorable distributor inventory movements, mainly in Spain, partially offset by higher shipments in the Czech Republic, reflecting a favorable comparison with 2008. Our market share in the European Union was down 0.2 points to 38.9% as market share gains, primarily in

Austria, Belgium, Germany, Greece, Hungary, the Netherlands and Portugal were offset by share declines in France, Italy, Poland and the United Kingdom. Marlboro’s share in the European Union was down 0.3 points to 18.4%, reflecting lower shares in France, Germany and Spain, partially offset by higher share in Poland and Portugal. L&M’s share in the European Union was up 0.5 share points to 5.5%, primarily driven by gains in Germany, Slovakia and Spain.

In the Czech Republic, the total cigarette market was up 40.6%, reflecting a favorable comparison to 2008, which was adversely affected by trade inventory movements related to the January 2008 excise tax increase. Adjusted for this distortion, the total market is estimated to have declined 11.0%, due mainly to tax-driven price increases in the third quarter of 2008 and industry price increases in 2009. Our adjusted market share increased by an estimated 2.0 points to 51.4%. Our shipments were up 17.5%.

In France, the total cigarette market was up 3.4%. Our shipments were up 3.5% and market share decreased slightly by 0.1 share point to 40.7%, driven by a lower share of Marlboro, down 0.8 points to 26.7%, reflecting an overall decline in the premium segment, partially offset by higher share of the Philip Morris brand, up 0.5 share points.

In Germany, the total cigarette market was down 1.9%. Our shipments were down 1.2% and market share increased 0.2 points to 36.6%, mainly reflecting higher share for L&M, up 1.4 share points to 8.1%, partially offset by lower Marlboro share, down 0.7 share points to 23.2%.

In Italy, the total cigarette market was down 3.1%, mainly reflecting the impact of price increases in 2008 and in February 2009. Our shipments declined 3.9%, reflecting a lower total market and a lower share. Our market share declined 0.4 share points to 54.2%, due primarily to a share decline for Diana. Marlboro’s share was up 0.1 share point to 22.6%, driven by the recent launch of Marlboro Gold Touch.

In Poland, the total cigarette market was down 6.4%, primarily reflecting the impact of 2008 and 2009 tax-driven price increases. Our shipments declined 11.7% and market share declined 2.1 share points to 35.9%, primarily reflecting lower share in the low-price segment. Marlboro share was up 0.7 share points to 9.1%.

In Spain, the total cigarette market was down by 8.8%, due primarily to lower retail trade inventories, the adverse economic environment, the price increases in January and June 2009 and a decline in tourism. Our shipments were down 11.8%, reflecting the lower total market and the impact of unfavorable distributor inventory movements. Our market share was flat at 31.9%. L&M share was up 1.2 share points to 5.6%, offset by lower shares of Marlboro and Chesterfield.

Eastern Europe, Middle East and Africa. Net revenues, which include excise taxes billed to customers, decreased $1.3 billion (11.5%). Excluding excise taxes, net revenues decreased $782 million (13.7%) to $4.9 billion. This decrease was due primarily to unfavorable currency ($1.2 billion) and lower volume/mix ($195 million), partially offset by net price increases ($604 million).

Operating companies income decreased $457 million (18.7%). This decrease was due primarily to unfavorable currency ($758 million), lower volume/mix ($161 million), higher marketing, administration and research costs ($104 million) and higher manufacturing costs, partially offset by net price increases ($604 million).

Our cigarette shipment volume decreased 2.4%, principally due to: Ukraine, which suffered from the unfavorable impact of a series of tax-driven price increases, the largest of which was implemented in May 2009 that raised retail cigarette prices by 22% to 50%, and worsening economic conditions; Romania, reflecting a total market decline following tax-driven price increases in 2009; and Duty Free. These declines were partially offset by increased cigarette shipment volumes in Egypt and Turkey.

In Russia, our shipment volume was down 0.7%. Shipment volume of our premium portfolio was down 11.5%, primarily due to declines in Marlboro and Virginia Slims of 18.5% and 21.3%, respectively, reflecting down-trading from the premium segment. Parliament shipment volume was down 3.0%. In the mid-price segment, shipment volumes of Chesterfield and L&M were down 11.4% and 22.0%, respectively, partially offset by Muratti, up 4.4%. In the low-price segment, shipment volumes of Bond Street and Optima, were up by 31.8% and 21.3%, respectively. According to a new retail audit panel implemented with AC Nielsen this year, which more accurately reflects the coverage of the market, our market share of 25.3% was up 0.4 points. In our premium segment, Parliament was up 0.1 share point and Marlboro was down 0.1 share point.

In Turkey, our shipment volume was up 4.4%, driven by the growth of Parliament and Lark, reflecting the successful recent launch of Lark Recess Blue. Our market share of 42.8% grew 1.6 points, driven by Parliament, up 1.1 share points, and Lark Recess Blue, launched in the fourth quarter of 2008, with a share of 3.2%.

In Ukraine, our shipment volume was down 13.3%, in line with the total market contraction, reflecting a worsening economy and the impact of significant tax-driven price increases. Our market share rose 0.6 share points to 35.8%, reflecting share gains for both premium Parliament and mid-price Chesterfield, partially offset by a lower Marlboro share.

Asia. Net revenues, which include excise taxes billed to customers, decreased $360 million (3.9%). Excluding excise taxes, net revenues increased $97 million (2.1%) to $4.8 billion. This increase was due primarily to net price increases ($300 million), partially offset by unfavorable currency ($195 million).

Operating companies income increased $302 million (18.5%). This increase was due primarily to net price increases ($300 million), favorable currency ($67 million) and the 2008 pre-tax charges for asset impairment and exit costs ($14 million), partially offset by higher marketing, administration and research costs ($55 million) and higher manufacturing costs.

Our shipment volume of 169.2 billion units increased slightly by 0.5%, mainly due to gains in Indonesia and Korea, partially offset by declines in Japan, reflecting a lower total market. Shipment volume of Marlboro grew by 6.7%, reflecting growth across the region, particularly in Indonesia, Japan, Korea and the Philippines.

In Indonesia, our shipment volume rose by 1.0%, reflecting growth from Marlboro up 6.3%, benefitting from the launch of Marlboro Black Menthol in March, and A Mild. Shipment volume for the A Mild family increased by 12.2%.

In Japan, the total cigarette market declined by 5.3%. Adjusting for various factors, including the impact of the nationwide implementation of vending machine age verification in July 2008 and trade inventory movements, the total market is estimated to have declined by approximately 3.9%. Our shipments were down by 2.0%, primarily due to the total market decline and the impact of the vending machine age verification mentioned above, partially offset by favorable trade inventory movements as of the start of 2009 linked to a sourcing strategy change from the United States to Europe. Our market share of 24.0% was essentially flat and market share of Marlboro increased 0.6 points to 10.5%, driven by the August 2008 launch of Marlboro Black Menthol, the November 2008 launch of Marlboro Filter Plus One and the June 2009 launch of Marlboro Black Menthol One. Lark was down 0.2 share points to 6.5%, but benefited from the March 2009 national roll-out of Lark Classic Milds, and the introduction of Lark Mint Splash which was launched nationally in September 2009.

In Korea, the total market was up 1.7%. Our shipment volume increased 21.4%, driven by market share increases. Our market share reached 14.0%, up 2.3 share points, driven by strong performances from Marlboro, Parliament and Virginia Slims, up 1.1, 0.9 and 0.3 share points, respectively.

Latin America & Canada. Net revenues, which include excise taxes billed to customers, increased $744 million (16.9%). Excluding excise taxes, net revenues increased $306 million (19.1%) to $1.9 billion. This increase was due to the impact of the Rothmans acquisition in Canada ($462 million) and net price increases ($206 million), partially offset by unfavorable currency ($308 million) and lower volume/mix ($54 million).

Operating companies income increased $170 million (60.3%). This increase was due primarily to net price increases ($206 million), the impact of the Rothmans acquisition in Canada ($202 million), the 2008 charge related to the RBH legal settlement ($124 million) and the 2008 charge related to a previous distribution agreement in Canada ($61 million), partially offset by unfavorable currency ($138 million), the 2009 charge related to the Colombian Investment and Cooperation Agreement ($135 million), lower volume/mix ($55 million) and higher manufacturing costs.

Cigarette shipment volume of 75.6 billion units increased by 7.0%, reflecting the Rothmans acquisition in Canada. Excluding acquisition volume, shipments decreased by 2.9%, primarily due to the impact of market contraction and unfavorable distributor inventory levels in Colombia.

In Argentina, our cigarette shipment volume increased 1.8% and our year-to-date August market share increased 2.8 points to 73.4%, fueled by the Philip Morris brand, up 3.4 share points. Marlboro’s share was up 0.2 share points.

In Canada, the total tax-paid cigarette market was up 1.6%. Assuming we had owned RBH for the first nine months of 2008, our cigarette shipment volume would have increased 3.1% and market share would have grown 0.5 points to 33.7%, led by premium price Belmont, up 0.2 points, and low-price Next and Quebec Classique, up 0.5 and 1.1 share points, respectively, partially offset by mid-price Number 7 and Canadian Classics, down 1.3 and 0.3 share points, respectively.

In Mexico, the total cigarette market was down 4.2%, primarily reflecting the impact of tax-driven price increases in January and December 2008. Although our cigarette shipment volume declined 1.9%, market share increased 1.7 points to 69.2%, fueled by Delicados, up 1.5 points, partially offset by Marlboro, down 0.4 points.

Operating Results – Three Months Ended September 30, 2009

The following discussion compares operating results within each of our reportable segments for the three months ended September 30, 2009, with the three months ended September 30, 2008.

European Union. Net revenues, which include excise taxes billed to customers, decreased $668 million (7.9%). Excluding excise taxes, net revenues decreased $263 million (9.8%) to $2.4 billion. This decrease was due to unfavorable currency ($304 million) and lower volume/mix ($144 million), partially offset by net price increases ($173 million) and the impact of acquisitions ($12 million).

Operating companies income decreased $58 million (4.4%). This decrease was due primarily to unfavorable currency ($147 million), lower volume/mix ($117 million) and higher manufacturing costs, partially offset by net price increases ($173 million), lower marketing, administration and research costs ($25 million), lower pre-tax charges for asset impairment and exit costs ($9 million) and the impact of acquisitions ($9 million).

The total cigarette market in the European Union declined 1.6%. Adjusted for the favorable impact of a trade inventory distortion in the Czech Republic in anticipation of the January 2008 excise tax increase, the total cigarette market declined by an estimated 2.3%. The decline primarily reflects the June 2009 tax-driven price increases and impact of worsening economic conditions in Spain. Our cigarette shipment volume decreased 4.7%, reflecting a lower total market as described above and unfavorable distributor inventory movements, mainly in Spain. Our market share in the European Union was down 0.2 share points to 38.9%. Adjusted for the trade inventory movements in the Czech Republic, our market share was flat, as gains, primarily in Austria, Belgium and the Czech Republic, were offset by share declines in France, Poland, Spain and the United Kingdom. Marlboro’s share in the European Union was down 0.4 share points, reflecting lower share in France, Germany and Spain, partially offset by a higher share in Italy, Poland and Portugal. L&M’s share in the European Union was up 0.9 share points to 5.7%, primarily driven by gains in Germany, Slovakia and Spain.

In the Czech Republic, total industry shipments were up 10.3%, reflecting a favorable comparison to 2008, which was adversely affected by trade inventory movements related to the January 2008 excise tax increase. Adjusted for this distortion, the total market is estimated to have declined 10.8%, due mainly to tax-driven price increases in the third quarter of 2008 and industry price increases in 2009. Our adjusted market share increased by an estimated 3.6 points to 50.5%. Our shipments were essentially flat.

In France, the total cigarette market was up 4.7%, primarily due to reduced travel abroad as a result of the economic crisis. Our shipments were up 2.9%. Our market share decreased 0.5 points to 40.1%, driven by a lower share of Marlboro, down 0.9 points to 26.2%, reflecting an overall decline in the premium segment, partially offset by a higher share of the Philip Morris brand, up 0.5 share points.

In Germany, the total cigarette market was down 2.8%, primarily reflecting the impact of the June 2009 price increase. Our shipments were down 3.1% and market share was essentially flat at 35.3%, despite the extended availability of certain competitor products at old retail prices and in the 17 cigarettes per pack format. Our market share performance reflected higher share for L&M, up 1.4 share points, largely offset by a lower Marlboro share, down 1.2 share points to 21.8%.

In Italy, the total cigarette market was down 1.9%, mainly reflecting the impact of price increases in February 2009. Our shipments declined 3.4%, mainly due to the total market decline and adverse distributor inventory movements. Our market share was flat at 54.5%, primarily reflecting a 0.5 share point growth by Marlboro to 23.1%, driven by the recent launch of Marlboro Gold Touch, offset by a share decline for Diana.

In Poland, the total cigarette market was up 8.3%, primarily reflecting the favorable impact of trade inventory movements following the depletion of old tax sticker inventories during the second quarter of 2009, in compliance with anti-forestalling regulation. Although our shipments were up 5.5%, market share declined 0.9 share points to 36.1%, primarily reflecting lower share in the low-price segment, partially offset by a higher Marlboro share, up 1.7 points to 9.5%.

In Spain, the total cigarette market was down by 10.2%, due primarily to the adverse economic environment, the price increases in January and June 2009 and a decline in tourism. Our shipments were down 23.5%, reflecting the lower total market and the impact of unfavorable distributor inventory movements. Although our market share was down by 0.2 points to 32.1%, share was up 0.3 points compared to the second quarter of 2009. Marlboro share was down by 1.5 points to 15.3%; however, it was essentially flat compared to the second quarter of 2009. L&M share was up 2.3 share points.

Eastern Europe, Middle East and Africa. Net revenues, which include excise taxes billed to customers, decreased $441 million (10.6%). Excluding excise taxes, net revenues decreased $279 million (13.2%) to $1.8 billion. This decrease was due primarily to unfavorable currency ($425 million) and lower volume/mix ($121 million), partially offset by net price increases ($263 million).

Operating companies income decreased $185 million (19.6%). This decrease was due primarily to unfavorable currency ($290 million), lower volume/mix ($93 million), higher marketing, administration and research costs ($28 million) and higher manufacturing costs, partially offset by net price increases ($263 million).

Our cigarette shipment volume decreased 4.5%, principally due to: Ukraine, which suffered from the unfavorable impact of a series of tax-driven price increases, the largest of which was implemented in May 2009 that raised retail cigarette prices by 22% to 50%, and worsening economic conditions; Romania, reflecting a double-digit total market decline following tax-driven price increases in 2009; and Turkey, reflecting the unfavorable trade inventory movements following price increases in 2009. These declines were partially offset by increased cigarette shipment volumes, mainly in Algeria and Egypt.

In Russia, our shipment volume decreased 0.8%. Shipment volume of our premium portfolio was down 15.2%, primarily due to declines in Marlboro and Parliament of 20.8% and 8.0%, respectively, reflecting down-trading from the premium segment. In the mid-price segment, shipment volumes of Chesterfield and L&M were down 10.7% and 21.5%, respectively, partially offset by Muratti, up 1.5%. In the low-price segment, shipment volumes of Bond Street and Optima were up by 32.4% and 22.7%, respectively. According to a new retail audit panel implemented with AC Nielsen this year, which more accurately reflects the coverage of the market, our market share of 25.6% was up 0.6 points. In our premium segment, Parliament was up 0.1 share point and Marlboro was down 0.2 share points, but stable compared to the second quarter of 2009.

In Turkey, our shipment volume was down 4.1%, driven by trade inventory movements following the price increase in early July 2009. Our market share of 43.2% grew 1.6 points, driven by Parliament, up 0.6 share points, and Lark Recess Blue, launched in the fourth quarter of 2008, with a share of 4.2%.

In Ukraine, our shipment volume declined 23.0%, broadly in line with the total market contraction, reflecting a worsening economy and the impact of significant tax-driven price increases. Our market share was up 0.1 share point to 35.6%, with share gains for both premium Parliament and mid-price Chesterfield offset by a lower Marlboro share.

Asia. Net revenues, which include excise taxes billed to customers, decreased $18 million (0.6%). Excluding excise taxes, net revenues increased $41 million (2.5%) to $1.7 billion. This increase was due to net price increases ($72 million), partially offset by lower volume/mix ($24 million) and unfavorable currency ($7 million).

Operating companies income increased $95 million (17.0%). This increase was due primarily to net price increases ($72 million) and favorable currency ($44 million), partially offset by lower volume/mix ($15 million) and higher manufacturing costs.

Our shipment volume decreased 2.6%, mainly due to declines in Indonesia, reflecting the timing of the Ramadan holiday; Japan, reflecting a lower total market; and Pakistan, resulting from trade inventory correction subsequent to the June 2009 excise tax increase. These declines were partially offset by growth in Korea. Shipment volume of Marlboro grew by 5.9%, reflecting growth across the region, particularly in Indonesia, Japan, Korea and the Philippines.

In Indonesia, our shipment volume declined by 1.1%, reflecting the timing of the Ramadan holiday, partially offset by growth from Marlboro, up 2.9%, benefitting from the launch of Marlboro Black Menthol in March, and A Mild. Shipment volume for the A Mild family increased by 9.4%.

In Japan, the total cigarette market declined by 3.0%. Adjusting for various factors, including the impact of the nationwide implementation of vending machine age verification in July 2008 and trade inventory movements, the total market is estimated to have declined by approximately 3.9%. Our shipments were down by 3.2%, broadly in line with the total market decline. Our market share of 24.0% was flat and market share of Marlboro increased 0.4 points to 10.6%, driven by the August 2008 launch of Marlboro Black Menthol, the November 2008 launch of Marlboro Filter Plus One and the June 2009 launch of Marlboro Black Menthol One. Market share of Lark was flat at 6.6%, but up versus the second quarter of 2009, benefitting from the March 2009 national roll-out of Lark Classic Milds, and the introduction of Lark Mint Splash which was launched nationally in September 2009.

In Korea, the total market was up by 1.9%. Our shipment volume increased 21.4%, driven by market share increases. Our market share reached 14.6%, up 2.4 share points, driven by strong performances from Marlboro, Parliament and Virginia Slims, up 1.2, 0.9 and 0.3 share points, respectively.

Latin America & Canada. Net revenues, which include excise taxes billed to customers, increased $335 million (21.4%). Excluding excise taxes, net revenues increased $135 million (24.0%) to $698 million. This increase was due to the impact of the Rothmans acquisition in Canada ($180 million) and net price increases ($82 million), partially offset by unfavorable currency ($110 million) and lower volume/mix ($17 million).

Operating companies income increased $116 million (100+%). This increase was due primarily to net price increases ($82 million), the impact of the Rothmans acquisition in Canada ($77 million) and the 2008 charge related to a previous distribution agreement in Canada ($61 million), partially offset by unfavorable currency ($56 million), lower volume/mix ($19 million) and higher manufacturing costs.

Cigarette shipment volume of 26.0 billion units increased by 6.0%, reflecting the Rothmans acquisition in Canada. Excluding acquisition volume, shipments decreased by 3.8%.

In Argentina, our cigarette shipment volume increased 0.7% and our July/August market share increased 2.6 points to 73.4%, fueled by the Philip Morris brand, up 2.5 share points. Marlboro’s share was up 0.1 share point.

In Canada, the total tax-paid cigarette market was up 6.1%, primarily reflecting stronger government enforcement measures to reduce contraband sales. Assuming we had owned RBH for the entire third quarter of 2008, our cigarette shipment volume would have increased 7.1% and market share would have grown 0.3 points to 33.9%, led by premium price Belmont, up 0.3 points, and low-price Next and Quebec Classique, up 1.2 and 1.7 share points, respectively, partially offset by mid-price Number 7 and Canadian Classics, down 1.3 and 0.9 share points, respectively.

In Mexico, the total cigarette market was down 0.8%, primarily reflecting the impact of tax-driven price increases in January and December 2008. Our cigarette shipment volume increased 0.5%, and market share increased 0.9 points to 69.4%, fueled by Delicados, up 1.3 points, partially offset by Marlboro, down 0.3 points.

Financial Review

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $6.4 billion during the first nine months of 2009 decreased $683 million from the comparable 2008 period. The decrease was due primarily to lower net earnings ($667 million, comprising higher results from operations more than offset by $1.1 billion of unfavorable currency) and higher contributions to pension plans ($241 million), partially offset by deferred taxes ($101 million, primarily reflecting the previously mentioned 2008 adjustment for the change in corporate income tax rates in Indonesia) and positive movements in working capital ($97 million).

The positive movements in working capital were due primarily to the following:

•	lower finished goods inventories, primarily due to stock movements related to tax-driven price increases; partially offset by
•	lower accrued liabilities, primarily due to the timing of excise tax payments; and
•	higher accounts receivable, reflecting the timing of cash collections.

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

Net cash used in investing activities of $768 million during the first nine months of 2009 decreased $2.1 billion from the comparable 2008 period due primarily to lower cash spent to purchase businesses ($1.2 billion), the 2008 purchase of the Interval trademark ($407 million), lower capital expenditures ($341 million) and higher cash proceeds from the settlement of net investment hedges ($119 million).

In September 2009, we acquired Swedish Match South Africa (Proprietary) Limited, for ZAR 1.98 billion (approximately $262 million based on exchange rates prevailing at the time of the acquisition), including acquired cash of $36 million.

In February 2009, we purchased the Petterøes tobacco business.

On July 31, 2008, we announced that we had entered into an agreement with Rothmans to purchase, by way of a tender offer, all of the outstanding common shares of Rothmans for CAD $30 per share in cash, or CAD $2.0 billion ($1.9 billion based on exchange rates prevailing at the time of the acquisition). As of September 30, 2008, we acquired approximately 93.8% of the outstanding common shares of Rothmans through the public tender offer for a cost of approximately $1.8 billion. In October 2008, we completed the acquisition of all the Rothmans shares.

In June 2008, we purchased the fine cut trademark Interval and certain other trademarks in the other tobacco products category from Imperial Tobacco Group PLC for $407 million. The cost of this purchase is reflected in other investing activities in the condensed consolidated statement of cash flows for the nine months ended September 30, 2008.

Net Cash Used in Financing Activities

During the first nine months of 2009, net cash used in financing activities was $5.7 billion, compared with net cash used in financing activities of $2.9 billion during the first nine months of 2008. During the first nine months of 2009, we used a total of $8.6 billion to repurchase our common stock, pay dividends to our public stockholders, and repay debt. These uses were partially offset by proceeds from our debt offerings in 2009 of $3.0 billion. For further details on our debt offerings, see Note 13. Indebtedness to our condensed consolidated financial statements. During the first nine months of 2008, we used a total of $3.4 billion to pay dividends to Altria and our public stockholders, and repurchase our common stock, partially offset by increased net borrowings.

Dividends paid to public stockholders in the first nine months of 2009 were $3.2 billion. Dividends paid to public stockholders in the first nine months of 2008 were $956 million, which represented the July 2008 payment on our inaugural quarterly dividend of $0.46 per common share declared in the second quarter of 2008.

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

Credit Ratings – At September 30, 2009, our debt ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook

Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Stable
Fitch	F1	A+	Negative

We do not expect the Fitch negative outlook to have a significant impact on our borrowing costs or our ability to access the global capital markets.

Credit Lines – At September 30, 2009, our committed credit lines were as follows (in billions of dollars):

Type	Committed Credit Lines	Commercial Paper

3-year revolving credit, expiring December 4, 2010	$0.9

5-year revolving credit, expiring December 4, 2012	2.7

Euro 5-year revolving credit, expiring May 12, 2010	2.8

Total facilities	$6.4

Commercial paper outstanding		$-

At September 30, 2009, there were no borrowings under the committed credit lines.

Certain subsidiaries of Lehman Brothers Holdings Inc. (“Lehman”) were credit providers under the revolving credit facilities expiring on May 12, 2010, December 4, 2010 and December 4, 2012 in the total amount of $0.5 billion. Lehman filed for bankruptcy protection on September 15, 2008. The commitments of its relevant affiliate under these facilities have been terminated. The committed credit lines shown in the table above exclude all amounts related to Lehman.

All banks participating in our committed revolving credit facilities are highly rated by the credit rating agencies. We are monitoring the credit quality of our banking group and at this time we are not aware of any other potential non-performing credit provider.

These facilities require us to maintain a ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest of not less than 3.5 to 1.0 on a rolling twelve month basis. At September 30, 2009, our ratio calculated in accordance with the agreements was 14.0 to 1.0. These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require us to post collateral. We expect to continue to meet our covenants.

These facilities can be used to support the issuance of commercial paper in Europe and the United States. The multi-year facilities enable us to reclassify short-term debt to long-term debt.

In addition to the above, certain of our subsidiaries maintain credit lines to meet their respective working capital needs. These credit lines, which amounted to approximately $2.3 billion at September 30, 2009, are for the sole use of these businesses. Borrowings on these lines amounted to $313 million at September 30, 2009 and $375 million at December 31, 2008.

Commercial Paper Facilities – We have two $6 billion commercial paper programs in place, one in the U.S. and one in Europe. Our recent issuances have shown that our A-1/P-1/F1 ratings have allowed us to maintain full access to the Tier-1 commercial paper market at competitive rates despite the current market turmoil.

The $6.4 billion of committed revolving credit facilities are more than adequate to back-stop our commercial paper issuance needs. The existence of these facilities, coupled with our operating cash flows, will enable us to meet our liquidity requirements.

Debt – Our total debt was $14.3 billion at September 30, 2009 and $12.0 billion at December 31, 2008.

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

In March 2009, we also issued CHF 500 million (approximately $431 million) of 3.250% bonds, due in March 2013.

Guarantees – As discussed in Note 11. Contingencies to our condensed consolidated financial statements, at September 30, 2009, our third-party guarantees, which are primarily related to excise taxes, were $49 million, of which $45 million have no specified expiration dates. The remainder ($4 million) expire through 2013, with no guarantees expiring through September 30, 2010. We are required to perform under these guarantees in the event that a third party fails to make contractual payments. We do not have a liability on our condensed consolidated balance sheet at September 30, 2009, as the fair value of these guarantees is insignificant due to the fact that the probability of future payment under these guarantees is remote.

Under the terms of the Distribution Agreement between Altria and us, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. We will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by us or contract manufactured for us by PM USA, and PM USA will indemnify us for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for us. We do not have a liability recorded on our balance sheet at September 30, 2009, as the fair value of this indemnification is insignificant since the probability of future payments under this indemnification is remote.

At September 30, 2009, we are also contingently liable for $3.6 billion of guarantees related to our own performance, consisting of the following:

•

$3.1 billion of guarantees of excise tax and import duties related primarily to the shipment of our products. In these agreements, a financial institution provides a guarantee of tax payments to the respective government agency. We then issue guarantees to the respective financial institution for the payment of the taxes. These are revolving facilities that are integral to the shipment of our products, and the underlying taxes payable are recorded on our condensed consolidated balance sheet.

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

As discussed in Note 4. Stock Plans, during the nine months ended September 30, 2009, we granted 3.8 million shares of restricted stock and deferred stock awards at a weighted-average grant date fair value of $36.93. The restricted stock and deferred stock awards will not vest until the completion of the original restriction period, which is typically three years from the date of the original grant.

On May 1, 2008, we began a $13.0 billion two-year share repurchase program. Since May 2008, we have repurchased 209.6 million shares of our common stock at a cost of $9.6 billion. During the first nine months of 2009, we repurchased 102.9 million shares of our common stock at a cost of $4.2 billion. During the third quarter of 2009, we repurchased 31.5 million shares of our common stock at a cost of $1.5 billion.

Dividends paid to public stockholders in the first nine months of 2009 were $3.2 billion. During the third quarter of 2009, our Board of Directors approved a 7.4% increase in the quarterly dividend to $0.58 per common share. As a result, the present annualized dividend rate is $2.32 per common share.

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

New Accounting Requirements

See Note 9. Earnings Per Share and Note 18. New Accounting Standards to our condensed consolidated financial statements for a discussion of new accounting requirements.

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

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and whether to invest in or remain invested in our securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this document, particularly in the “Business Environment” section preceding our discussion of operating results of our business. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time except in the normal course of our public disclosure obligations.

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

Several EU Member States have enacted laws establishing a minimum retail selling price for cigarettes and, in some cases, other tobacco products. The European Commission has commenced proceedings against these Member States in the European Court of Justice, claiming that minimum retail selling price systems infringe EU law. The Advocate General of the Court of Justice issued an advisory opinion related to these proceedings, agreeing with the position of the European Commission. If the European Commission’s infringement actions are successful, they could adversely impact excise tax levels and/or price gaps in those markets.

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

Because we are a U.S. holding company, our most significant source of funds will be distributions from our non-U.S. subsidiaries. Under current U.S. tax law, in general we do not pay U.S. taxes on our foreign earnings until they are repatriated to the U.S. as distributions from our non-U.S. subsidiaries. These distributions may result in a residual U.S. tax cost. It may be advantageous to us in certain circumstances to significantly increase the amount of such distributions, which could result in a material increase in our overall effective tax rate. Additionally, the Obama Administration has indicated that it favors changes in U.S. tax law which would fundamentally change how our earnings are taxed in the U.S. If enacted and depending upon its precise terms, such legislation could increase our overall effective tax rate.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Our share repurchase activity for each of the three months in the quarter ended September 30, 2009 was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2009 – July 31, 2009 (1)	7,548,696	$45.28	185,674,308	$4,522,522,034

August 1, 2009 – August 31, 2009 (1)	12,496,504	$46.50	198,170,812	$3,941,480,166

September 1, 2009 – September 30, 2009 (1)	11,459,917	$47.49	209,630,729	$3,397,224,541

Pursuant to Publicly Announced Plans or Programs	31,505,117	$46.57

July 1, 2009 – July 31, 2009 (3)	249	$43.28

August 1, 2009 – August 31, 2009 (3)

September 1, 2009 – September 30, 2009 (3)	2,380	$48.38

For the Quarter Ended September 30, 2009	31,507,746	$46.57

(1)	On January 30, 2008, we adopted and announced a $13.0 billion two-year share repurchase program that began on May 1, 2008. These share repurchases have been made pursuant to this program.
(2)	Aggregate number of shares repurchased under the share repurchase program as of the end of the period presented.
(3)

Shares repurchased represent shares tendered to us by employees who vested in restricted and deferred stock awards, or exercised stock options, and used shares to pay all, or a portion of, the related taxes and/or option exercise price.

Item 6.	Exhibits.

10.1

Philip Morris International Inc. Form of Indemnification Agreement with Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 18, 2009).

10.2

Amendment and Termination Agreement dated as of September 8, 2009 to the Credit Agreement dated May 12, 2005 by and among Philip Morris International Inc., the Lenders party thereto and Citibank International plc, as facility agent and swingline agent.

12	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILIP MORRIS INTERNATIONAL INC.

/s/ HERMANN WALDEMER

Hermann Waldemer
Chief Financial Officer

November 6, 2009