Form 10-K
period 2009-12-31
Philip Morris International Inc.
filed 2010-02-26
CIK 1413329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33708

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T; during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $85 billion based on the closing sale price of the common stock as reported on the New York Stock Exchange.

Class	Outstanding at January 29, 2010
Common Stock, no par value	1,880,963,027 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant’s annual report to shareholders for the year ended December 31, 2009 (the “2009 Annual Report”)	Parts I, II, and IV

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders to be held on May 12, 2010, to be filed with the Securities and Exchange Commission (“SEC”) on or about April 1, 2010	Part III

In this report, “PMI,” “we,” “us” and “our” refers to Philip Morris International Inc. and subsidiaries.

PART I

Item 1.	Business.

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

Our portfolio of international and local brands is led by Marlboro, the world’s best selling international cigarette, which accounted for approximately 35% of our total 2009 shipment volume. Marlboro is complemented in the premium price category by Merit, Parliament and Virginia Slims. Our leading mid-price brands are L&M and Chesterfield. Other leading international brands include Bond Street, Lark, Muratti, Next, Philip Morris and Red & White.

We also own a number of important local brands, such as A Mild, Dji Sam Soe and A Hijau in Indonesia, Diana in Italy, Optima and Apollo-Soyuz in Russia, Morven Gold in Pakistan, Boston in Colombia, Belmont, Canadian Classics and Number 7 in Canada, Best and Classic in Serbia, f6 in Germany, Delicados in Mexico, Assos in Greece and Petra in the Czech Republic and Slovakia. While there are a number of markets where local brands remain important, international brands are expanding their share in numerous markets. With international brands contributing approximately 74% of our shipment volume in 2009, we are well positioned to continue to benefit from this trend.

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

Acquisitions and Other Business Arrangements

One element of our growth strategy is to strengthen our brand portfolio and/or expand our geographic reach through an active program of selective acquisitions and the development of strategic business relationships. We are constantly evaluating potential acquisition opportunities and strategic projects. From time to time we may engage in confidential negotiations that are not publicly announced unless and until those negotiations result in a definitive agreement. During 2009, 2008 and 2007, we have expanded our business with the following transactions:

2009:

In September 2009, we acquired Swedish Match South Africa (Proprietary) Limited, for ZAR 1.93 billion (approximately $256 million based on exchange rates prevailing at the time of the acquisition), including acquired cash.

In July 2009, we entered into an agreement to purchase 100% of the shares of privately-owned Colombian cigarette manufacturer, Productora Tabacalera de Colombia, Protabaco Ltda., for $452 million. The transaction, which is subject to competition authority approval and final confirmatory due diligence, is expected to close in the first half of 2010. We project this acquisition to be marginally accretive to our earnings per share immediately.

In February 2009, we purchased the Petterøes tobacco business, which includes fine-cut trademarks primarily sold in Norway and Sweden.

In February 2009, we also entered into an agreement with Swedish Match AB (“SWMA”) to establish an exclusive joint venture to commercialize Swedish style snus and other smoke-free tobacco products worldwide, outside of Scandinavia and the United States. We and SWMA will license exclusively to the joint venture an agreed list of trademarks and intellectual property. The joint venture started operations on April 1, 2009. The effect of this agreement was not material to our 2009 consolidated financial position, results of operations or operating cash flows.

2008:

In October 2008, we completed the acquisition of Rothmans Inc. (“Rothmans”), which is located in Canada, for CAD $2.0 billion (approximately $1.9 billion based on exchange rates prevailing at the time of the acquisition). Prior to our acquisition, Rothmans’ sole holding was a 60% interest in Rothmans, Benson & Hedges Inc. (“RBH”). The remaining 40% interest in RBH was owned by us.

In June 2008, we purchased the fine cut trademark Interval and certain other trademarks in the other tobacco products category (“OTP”) from Imperial Tobacco Group PLC for $407 million.

2007:

In November 2007, we acquired an additional 30% interest in our Mexican tobacco business from Grupo Carso, S.A.B. de C.V. (“Grupo Carso”), which increased our ownership interest to 80%, for $1.1 billion. After this transaction was completed, Grupo Carso retained a 20% interest in the business. A director of PMI has an affiliation with Grupo Carso. We also entered into an agreement with Grupo Carso which provides the basis for us to potentially acquire, or for Grupo Carso to potentially sell to us, Grupo Carso’s remaining 20% interest in the future.

During the first quarter of 2007, we acquired an additional 58.2% interest in a Pakistan cigarette manufacturer, Lakson Tobacco Company Limited (“Lakson Tobacco”), which increased our total ownership interest in Lakson Tobacco from 40% to approximately 98%, for $388 million.

Other:

On February 25, 2010, our affiliate, Philip Morris Philippines Manufacturing Inc. (“PMPMI”), and Fortune Tobacco Corporation (“FTC”) signed an agreement to unite their respective business activities by transferring selected assets and liabilities of PMPMI and FTC to a new company, which will be called PMFTC Inc. (“PMFTC”). PMPMI and FTC will hold equal economic interests in PMFTC, while we will manage the day-to-day operations of PMFTC and have a majority of its Board of Directors. Consequently, we will account for the contributed assets and liabilities of FTC as a business combination. The preliminary purchase price allocation has not been completed, and therefore we cannot describe assets acquired and liabilities assumed by each major class. The establishment of PMFTC permits both parties to benefit from their respective, complementary brand portfolios, as well as cost synergies from the resulting integration of manufacturing, distribution and procurement, and the further development and growth of tobacco growing in the Philippines.

As part of the transaction, FTC also received the right to sell its interest to us, except in certain circumstances, during the period from February 25, 2015 through February 24, 2018, at an agreed-upon value of $1.17 billion, which will be reflected on our consolidated balance sheet as a redeemable noncontrolling interest. In future periods, if the fair value of 50% of PMFTC were to drop below $1.17 billion, the difference would be treated as a special dividend to FTC and would be excluded from net earnings attributable to PMI for the calculation of earnings per share.

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

Net revenues and operating companies income* (together with a reconciliation to operating income) attributable to each such segment for each of the last three years are set forth in Note 12. Segment Reporting to our consolidated financial statements, which is incorporated herein by reference to the 2009 Annual Report. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of our operating results by business segment.

The relative percentages of operating companies income attributable to each reportable segment were as follows:

	2009	2008	2007
European Union	43.9%	45.4%	46.9%
Eastern Europe, Middle East and Africa	25.9	29.9	27.2
Asia	23.7	19.7	20.2
Latin America & Canada	6.5	5.0	5.7

	100.0%	100.0%	100.0%

*	Our management evaluates segment performance and allocates resources based on operating companies income, which we define as operating income before general corporate expenses and amortization of intangibles. The accounting policies of the segments are the same as those described in Note 2. Summary of Significant Accounting Policies to our consolidated financial statements and are incorporated herein by reference to the 2009 Annual Report.

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

Our total cigarette shipments decreased 0.7% in 2009 to 864.0 billion units. We estimate that international cigarette market shipments were approximately 5.6 trillion units in 2009, a 0.7% increase over 2008. We estimate that our share of the international cigarette market (which is defined as worldwide cigarette volume excluding the United States) was approximately 15.4%, 15.7% and 15.6% in 2009, 2008 and 2007, respectively. Excluding the People’s Republic of China (“PRC”), we estimate that our share of the international cigarette market was approximately 26.0%, 25.8% and 25.2% in 2009, 2008 and 2007, respectively. Shipments of our principal brand, Marlboro, decreased 2.8% in 2009, and represented approximately 9.1% of the international cigarette market, excluding PRC, in 2009 and 2008, and 9.2% in 2007.

We have a cigarette market share of at least 15%, and, in a number of instances substantially more than 15%, in approximately 90 markets, including Algeria, Argentina, Australia, Austria, Belgium, Canada, Colombia, the Czech Republic, Finland, France, Germany, Greece, Hungary, Indonesia, Italy, Japan, Kazakhstan, Mexico, the Netherlands, the Philippines, Poland, Portugal, Romania, Russia, Saudi Arabia, Serbia, Singapore, Spain, Sweden, Switzerland, Turkey and Ukraine.

References to total international cigarette market, total cigarette market, total market and market shares in this Form 10-K are our estimates based on a number of internal and external sources.

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

Our distribution and sales systems are supported by sales forces that in the aggregate total approximately 16,800 employees worldwide. Our sales forces are well trained, recognized by trade surveys for their professionalism, and have developed a long lasting relationship with the wholesale and retail trade, thus providing us with a superior presence at the point of sale, as evidenced by our leading market share position in many markets. In addition, our consumer engagement teams work together with the sales forces to engage adult smokers in promotional activities and to support new product launches.

Our products are advertised and promoted through various media and channels, including, where permitted by law, point of sale communications, brand events, access-controlled Web sites, print, new digital technologies and direct communication to verified adult smokers. Our direct communication with verified adult smokers utilizes mail, email and other electronic communication tools. Promotional activities include, where permitted by law, competitions, invitation to events, interactive programs, consumer incentive items and price promotions. To support advertising and promotional activities in the markets, we have a dedicated consumer engagement group that develops innovative engagement tools based on the latest technologies and consumer trends.

Competition

We are subject to highly competitive conditions in all aspects of our business. We compete primarily on the basis of product quality, brand recognition, brand loyalty, taste, innovation, packaging, service, marketing, advertising and price. Our competitors include three large international tobacco companies and several regional and local tobacco companies and, in some instances, government-owned tobacco enterprises, principally in China, Egypt, Thailand, Taiwan, Vietnam and Algeria. Industry consolidation and privatizations of governmental enterprises have led to an overall increase in competitive pressures. Some competitors have different profit and volume objectives, and some international competitors are less susceptible to changes in currency exchange rates. We compete predominantly with American type blended cigarettes, such as Marlboro, L&M and Chesterfield, which are the most popular across many of our markets. We seek to compete in all profitable price segments.

Procurement and Raw Materials

We purchase tobacco leaf of various grades and styles throughout the world, the majority through independent tobacco dealers. We also contract directly with farmers in several countries including the United States, Argentina, Mexico, Indonesia, Ecuador, Dominican Republic, Poland, Colombia, and Portugal.

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

In addition to tobacco leaf, we purchase a wide variety of other non-tobacco materials from a total of approximately 340 suppliers. Our top 10 suppliers of non-tobacco materials combined represent more than 54% of our total non-tobacco material purchases. The three most significant non-tobacco materials that we purchase are printed paper board used in packaging, acetate tow used in filter making and fine paper used in cigarette manufacturing. In addition, the supply of cloves is of particular importance to our Indonesian business.

Business Environment

Information called for by this Item is hereby incorporated by reference to the paragraphs captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operating Results by Business Segment–Business Environment” on pages 24 to 31 of the 2009 Annual Report and made a part hereof.

Other Matters

Customers

None of our business segments are dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on our consolidated results of operations.

Employees

As of December 31, 2009, we employed approximately 77,300 people worldwide, including employees under temporary contracts and hourly paid part time staff. Our businesses are subject to a number of laws and regulations relating to our relationship with our employees. Generally, these laws and regulations are specific to the location of each business. In addition, in accordance with European Union requirements, we have established a European Works Council composed of management and elected members of our workforce. We believe that our relations with our employees and their representative organizations are excellent.

Executive Officers of the Registrant

The disclosure regarding executive officers is set forth under the heading “Executive Officers as of February 26, 2010” in Item 10 of Part III of this Form 10-K and is incorporated herein by reference.

Research and Development

Our research efforts are focused on understanding the mechanisms of tobacco-related diseases, and specifically the complex role of tobacco smoke constituents in the development of tobacco-related diseases. This research serves as the cornerstone for our efforts to develop products that have the potential to reduce the risk of tobacco-related diseases. Those efforts currently focus on smoke generation at lower temperatures, heat generation and mass transfer, biotechnology, material science and the removal of certain harmful compounds from the tobacco leaf using agronomic practices. We are undertaking research to enable us to predict whether and to what extent a product has the potential to reduce the risk of a disease caused by smoking. This will be critical for making substantiated statements about the potential risk reduction of such products when commercializing them.

We also conduct research to support and reinforce our conventional product business. We seek to be at the forefront of innovation. Significant investments have been made in new product development efforts for conventional products, resulting in a wide range of product enhancements and the launch of innovative new products. Further, with the increase in product regulations, support for the conventional cigarette business has expanded and is expected to become more complex, requiring additional capacity for analysis and testing in compliance with applicable laws and regulations.

Finally, we are conducting research and development on technology platforms that can potentially lead to the development of alternative uses of tobacco.

The research and development expense for the years ended December 31, 2009, 2008 and 2007 is set forth in Note 14. Additional Information to our financial statements, which is incorporated herein by reference to the 2009 Annual Report.

Intellectual Property

Our trademarks are valuable assets and their protection and their reputation are essential to us. We own the trademark rights to all of our principal brands, including Marlboro, in all countries where we use them. Philip Morris USA Inc. (“PM USA”), a U.S. tobacco subsidiary of Altria, owns the trademark rights to its brands, including Marlboro, within the United States, its territories and possessions.

In addition, we own more than 1,900 patents worldwide, and our patent portfolio, as a whole, is material to our business; however, no one patent or group of related patents is material to us. We also have proprietary secrets, technology, know-how, processes and other intellectual property rights that are not registered.

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

Environmental Regulation

We are subject to applicable international, national and local environmental laws and regulations in the countries in which we do business. We have specific programs across our business units designed to meet applicable environmental compliance requirements and reduce wastage as well as water and energy consumption. We have developed and implemented a consistent environmental and occupational health and safety (“EHS”) management system, which involves policies, standard practices and procedures at all our manufacturing centers. We also conduct regular safety assessments at our offices, warehouses and car fleet organizations. Furthermore, we have engaged an external certification body to validate the effectiveness of our EHS management system at all our manufacturing centers around the world, in accordance with internationally recognized standards. Our subsidiaries expect to continue to make investments in order to drive improved performance and maintain compliance with environmental laws and regulations. We assess and report the compliance status of all our legal entities on a regular basis. Based on the management and controls we have in place environmental expenditures have not had, and are not expected to have a material adverse effect on our consolidated results of operations, capital expenditures, financial position, earnings or competitive position.

(d) Financial Information About Geographic Areas

The amounts of net revenues and long-lived assets attributable to each of our geographic segments for each of the last three fiscal years are set forth in Note 12. Segment Reporting.

(e) Available Information

We are required to file with the SEC annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Investors may read and copy any document that we file, including this Annual Report on Form 10-K, at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet Web site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, from which investors can electronically access our SEC filings.

We make available free of charge on or through our Web site (www.pmintl.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Investors can access our filings with the SEC by visiting www.pmintl.com.

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

Increases in cigarette taxes are expected to continue to have an adverse impact on our sales of cigarettes, due to resulting lower consumption levels, a shift in sales from manufactured cigarettes to other tobacco products and from the premium price to the mid-price or low-price cigarette categories, where we may be under-represented, from local sales to legal cross-border purchases of lower price products or to illicit products such as contraband and counterfeit.

The European Commission is seeking to alter minimum retail selling price systems.

Several EU Member States have enacted laws establishing a minimum retail selling price for cigarettes and, in some cases, other tobacco products. The European Commission has commenced proceedings against these Member States in the European Court of Justice, claiming that minimum retail selling price systems infringe EU law. The Advocate General of the Court of Justice issued an advisory opinion related to the proceedings against Austria, France and Ireland, agreeing with the position of the European Commission. If the European Commission’s infringement actions are successful, they could adversely impact excise tax levels and/or price gaps in those markets.

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

Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volume in many of our markets, and we expect that such actions will continue to reduce consumption levels. Significant regulatory developments will take place over the next few years in most of our markets, driven principally by the World Health Organization’s Framework Convention on Tobacco Control (“FCTC”). The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. In addition, the FCTC has led to increased efforts by tobacco control advocates and public health organizations to reduce the palatability and appeal of tobacco products to adult smokers. Regulatory initiatives that have been proposed, introduced or enacted include:

•	the levying of substantial and increasing tax and duty charges;

•	restrictions or bans on advertising, marketing and sponsorship;

•	the display of larger health warnings, graphic health warnings and other labeling requirements;

•	restrictions on packaging design, including the use of colors, and plain packaging;

•	restrictions or bans on the display of tobacco product packaging at the point of sale and restrictions or bans on cigarette vending machines;

•	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents;

•	requirements regarding testing, disclosure and use of tobacco product ingredients;

•	increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;

•	elimination of duty free allowances for travelers; and

•	encouraging litigation against tobacco companies.

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

Litigation related to cigarette smoking and exposure to environmental tobacco smoke (“ETS”) could substantially reduce our profitability and could severely impair our liquidity.

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

We face intense competition, and our failure to compete effectively could have a material adverse effect on our profitability and results of operations.

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

We lose revenues as a result of counterfeiting, contraband and cross-border purchases.

Large quantities of counterfeit cigarettes are sold in the international market. We believe that Marlboro is the most heavily counterfeited international cigarette brand, although we cannot quantify the amount of revenues we lose as a result of this activity. In addition, our revenues are reduced by contraband and legal cross-border purchases.

From time to time, we are subject to governmental investigations on a range of matters.

Investigations include allegations of contraband shipments of cigarettes, allegations of unlawful pricing activities within certain markets, allegations of underpayment of custom duties and/or excise taxes, and allegations of false and misleading usage of descriptors such as “lights” and “ultra lights.” We cannot predict the outcome of those investigations or whether additional investigations may be commenced, and it is possible that our business could be materially affected by an unfavorable outcome of pending or future investigations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Operating Results by Business Segment-Business Environment-Governmental Investigations” for a description of governmental investigations to which we are subject.

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

The repatriation of our foreign earnings, changes in the earnings mix, and changes in U.S. tax laws may increase our effective tax rate.

Because we are a U.S. holding company, our most significant source of funds will be distributions from our non-U.S. subsidiaries. Under current U.S. tax law, in general we do not pay U.S. taxes on our foreign earnings until they are repatriated to the U.S. as distributions from our non-U.S. subsidiaries. These distributions may result in a residual U.S. tax cost. It may be advantageous to us in certain circumstances to significantly increase the amount of such distributions, which could result in a material increase in our overall effective tax rate. Additionally, the Obama Administration has indicated that it favors changes in U.S. tax law that would fundamentally change how our earnings are taxed in the U.S. If enacted and depending upon its precise terms, such legislation could increase our overall effective tax rate.

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

We may be unable to expand our portfolio through successful acquisitions and the development of strategic business relationships.

One element of our growth strategy is to strengthen our brand portfolio and market positions through selective acquisitions and the development of strategic business relationships. Acquisition and strategic business development opportunities are limited and present risks of failing to achieve efficient and effective integration, strategic objectives and anticipated revenue improvements and cost savings. There is no assurance that we will be able to acquire attractive businesses on favorable terms or that future acquisitions or strategic business developments will be accretive to earnings.

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

Under the tax sharing agreement between Altria and us, we have agreed to indemnify Altria and its affiliates if we take, or fail to take, any action where such action, or failure to act, precludes the Spin-off from qualifying as a tax-free transaction. For a discussion of these restrictions, please see “The Distribution-U.S. Federal Income Tax Consequences of the Distribution,” which is included in our Registration Statement on Form 10.

Your percentage ownership of our common shares may be diluted by future acquisitions.

To the extent we issue new shares of common stock to fund acquisitions, your percentage ownership of our shares will be diluted. There is no assurance that the effect of this dilution will be offset by accretive earnings from the acquisition.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

As of December 31, 2009, we operated and owned 58 manufacturing facilities, operated two leased manufacturing facilities, one in Korea and one in Mexico, and maintained 30 contract manufacturing relationships with third parties. In addition, we work with 37 third-party operators in Indonesia who manufacture our hand-rolled cigarettes.

PMI Owned Manufacturing Facilities

	EU	EEMA	Asia	Latin America & Canada	TOTAL
Fully integrated	9	8	9	9	35
Make-pack	—	—	6	4	10
Other	2	2	2	7	13

Total	11	10	17	20	58

In 2009, 24 of our facilities each manufactured over 10 billion cigarettes of which 6 facilities each produced over 30 billion units. Our largest factories are in Bergen-op-Zoom (Holland), Izhora (Russia), Berlin (Germany), Izmir (Turkey), Krakow (Poland), Kharkiv (Ukraine), Tanauan (Philippines), Neuchatel (Switzerland), Krasnodar (Russia) and Kutna Hora (Czech Republic). Our smallest factories are mostly in Latin America, where due to tariff constraints we have established small manufacturing units in individual markets, several of which are make-pack operations. We will continue to optimize our manufacturing base, taking into consideration the evolution of trade blocks.

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

The table below lists the number of tobacco-related cases pending against us and/or our subsidiaries or indemnitees as of February 15, 2010, December 31, 2008 and 2007:

Type of Case	Number of Cases Pending as of February 15, 2010		Number of Cases Pending as of December 31, 2008		Number of Cases Pending as of December 31, 2007
Individual Smoking and Health Cases	119		123		136
Smoking and Health Class Actions	9	(1)	5	(1)	3
Health Care Cost Recovery Actions	10		11		8
Lights Class Actions	3		3		2
Individual Lights Cases (small claims court)(2)	1,964		2,010		2,026
Public Civil Actions	11		11		9

(1)	Includes two cases due to the acquisition of Rothmans in Canada.

(2)

The 1,964 cases are all pending in small claims courts in Italy where the maximum damage award claimed is approximately one thousand Euros per case. Of these 1,964 cases, 1,952, which were filed by the same plaintiffs’ attorney, have now been stayed pending an investigation by the public prosecutor into the conduct of that plaintiffs’ attorney. In May 2009, the case files in these cases were permanently confiscated by the court as a result of the investigation. As a consequence of the confiscation of these case files, the small claims courts in which the cases are pending have begun dismissing the cases, and the remainder of the cases should be dismissed in the coming months.

Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 367(3) Smoking and Health, Lights, Health Care Cost Recovery cases and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees was a defendant have been terminated in our favor. Nine cases have had decisions in favor of plaintiffs. Five of these cases have subsequently reached final resolution in our favor, one has been annulled and returned to the trial court for further proceedings, and three remain on appeal. To date, we have paid total judgments including costs of approximately six thousand

(3)	Includes 156 individual lights cases filed in small claims courts in Italy.

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

The table below lists the verdicts and post-trial developments in the three pending cases (excluding one individual case on appeal from Italian small claims court) in which verdicts were returned in favor of plaintiffs:

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
September 2009	Brazil/Bernhardt	Individual Smoking and Health	The Civil Court of Rio de Janeiro found for plaintiff and ordered Philip Morris Brasil to pay R$13,000 (approximately $7,050) in damages.	In September 2009, following the decision on the merits in plaintiff’s favor, the plaintiff filed a motion requesting an increase in the damages awarded. This motion was rejected by the court, but plaintiff appealed the court’s ruling on this motion. Philip Morris Brasil filed its appeal against the decision on the merits in November 2009.

February 2004	Brazil/The Smoker Health Defense Association (ADESF)	Class Action	The Civil Court of São Paulo found defendants liable without hearing evidence. The court did not assess moral or actual damages, which were to be assessed in a second phase of the case. The size of the class was not defined in the ruling.	In April 2004, the court clarified its ruling, awarding “moral damages” of R$1,000 (approximately $540) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class still has not been estimated. Defendants appealed to the São Paulo Court of Appeals, and the case, including the execution of the judgment, was stayed pending appeal. On November 12, 2008, the São Paulo Court of Appeals annulled the ruling, finding that the trial court had inappropriately ruled without hearing

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
evidence and returned the case to the trial court for further proceedings. In addition, the defendants have filed a constitutional appeal to the Federal Supreme Court on the basis that the plaintiff did not have standing to bring the lawsuit. This appeal is still pending.

October 2003	Brazil/Da Silva	Individual Smoking and Health	The Court of Appeal of Rio Grande do Sul reversed the trial court ruling in favor of Philip Morris Brasil and awarded plaintiffs R$768,000 (approximately $416,000).	In December 2004, a larger panel of the Court of Appeal of Rio Grande do Sul overturned the adverse decision. Plaintiffs appealed to the Superior Court of Justice. In May 2009, a single judge in the Superior Court of Justice rejected plaintiffs’ appeal. Plaintiffs further appealed to the full panel of the Superior Court of Justice, which rejected the appeal in November 2009. Plaintiffs filed a motion for clarification of the Superior Court of Justice’s November 2009 decision.

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

As of February 15, 2010, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•	119 cases brought by individual plaintiffs against our subsidiaries (117) or indemnitees (2) in Argentina (43), Brazil (50), Canada (1), Chile (9), Costa Rica (1), Finland (2), Greece (1), Israel

(1), Italy (7), the Philippines (1), Scotland (1) and Turkey (2), compared with 123 such cases on December 31, 2008, and 136 cases on December 31, 2007; and

•

9 cases brought on behalf of classes of individual plaintiffs against us, our subsidiaries, or indemnitees in Brazil (2), Bulgaria (1) and Canada (6), compared with 5 such cases on December 31, 2008, and 3 such cases on December 31, 2007.

In the individual cases in Finland, our two indemnitees (our former licensees now known as Amer Sports Corporation and Amerintie 1 Oy) and another member of the industry are defendants. Plaintiffs allege personal injuries as a result of smoking. All three cases were tried together before the District Court of Helsinki. Trial began in March 2008 and concluded in May 2008. In October 2008, the District Court issued decisions in favor of defendants in all three cases. Plaintiffs filed appeals. One of the three plaintiffs has since withdrawn her appeal, making the District Court’s decision in favor of the defendants final. The other two plaintiffs continued to pursue their appeals. The appellate hearing, which was essentially a re-trial of these cases before the Appellate Court, concluded in December 2009. The parties are awaiting the Appellate Court’s decision.

In the first class action pending in Brazil, The Smoker Health Defense Association (ADESF) v. Souza Cruz, S.A. and Philip Morris Marketing, S.A., Nineteenth Lower Civil Court of the Central Courts of the Judiciary District of São Paulo, Brazil, filed July 25, 1995, our subsidiary and another member of the industry are defendants. The plaintiff, a consumer organization, is seeking damages for smokers and former smokers, and injunctive relief. In February 2004, the trial court found defendants liable without hearing evidence. The court did not assess moral or actual damages, which were to be assessed in a second phase of the case. The size of the class was not defined in the ruling. In April 2004, the court clarified its ruling, awarding “moral damages” of R$1,000 (approximately $540) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class still has not been estimated. Defendants appealed to the São Paulo Court of Appeals, and the case, including the execution of the judgment, was stayed pending appeal. In November 2008, the São Paulo Court of Appeals annulled the ruling finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In addition, the defendants have filed a constitutional appeal to the Federal Supreme Court on the basis that the consumer association did not have standing to bring the lawsuit. This appeal is still pending.

In the second class action pending in Brazil, Public Prosecutor of São Paulo v. Philip Morris Brasil Industria e Comercio Ltda, Civil Court of the City of São Paulo, Brazil, filed August 6, 2007, our subsidiary is a defendant. The plaintiff, the Public Prosecutor of the State of São Paulo, is seeking (1) unspecified damages on behalf of all smokers nationwide, former smokers, and their relatives; (2) unspecified damages on behalf of people exposed to environmental tobacco smoke (“ETS”) nationwide, and their relatives; and (3) reimbursement of the health care costs allegedly incurred for the treatment of tobacco-related diseases by all 26 States, approximately 5,000 Municipalities, and the Federal District. In an interim ruling issued in December 2007, the trial court limited the scope of this claim to the State of São Paulo only. Our subsidiary was served with the claim in February 2008, and filed its answer to the complaint in March 2008. In December 2008, the trial court issued a decision declaring that it lacked jurisdiction and transferred the case to the Nineteenth Lower Civil Court in São Paulo where the ADESF case discussed above is pending. Our subsidiary appealed this decision to the State of São Paulo Court of Appeals, which subsequently declared the case stayed pending the outcome of the appeal.

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

In the first class action pending in Canada, Cecilia Letourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, our subsidiary and two other Canadian manufacturers are defendants. The plaintiff, an individual smoker, is seeking compensatory and unspecified punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005. Defendants’ motion to dismiss on statute-of-limitations grounds was denied in May 2008. Discovery is ongoing. The court has set September 2010 as the target trial date.

In the second class action pending in Canada, Conseil Quebecois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, our subsidiary and two other Canadian manufacturers are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, are seeking compensatory and unspecified punitive damages for each member of the class who suffers from certain smoking-related diseases. The class was certified in 2005. Discovery is ongoing. The court has set September 2010 as the target trial date.

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

In the fourth class action pending in Canada, Adams v. Canadian Tobacco Manufacturers’ Council, et al., The Queen’s Bench, Saskatchewan, Canada, filed July 10, 2009, we, our subsidiaries, and our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The plaintiff, an individual smoker, alleges her own addiction to tobacco products and COPD resulting from the use of tobacco products. She is seeking compensatory and unspecified punitive damages on behalf of a proposed class comprised of all smokers who have smoked a minimum of 25,000 cigarettes and have suffered, or suffer, from COPD, emphysema, heart disease, or cancer as well as restitution of profits. We, our subsidiaries, and our indemnitees have been served with the complaint. Preliminary motions are pending.

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

As of February 15, 2010, there were a total of 10 health care cost recovery cases pending against us, our subsidiaries or indemnitees, compared with 11 such cases on December 31, 2008, and 8 such cases on December 31, 2007, as follows:

•	4 cases brought against us, our subsidiaries and our indemnitees in Canada (3) and in Israel (1); and

•	6 cases brought in Nigeria (5) and Spain (1) against our subsidiaries.

In the first health care cost recovery case pending in Canada, Her Majesty the Queen in Right of British Columbia v. Imperial Tobacco Limited, et al., Supreme Court, British Columbia, Vancouver Registry, Canada, filed January 24, 2001, we, our subsidiaries, our indemnitee (PM USA), and other members of the industry are defendants. The plaintiff, the government of the province of British Columbia, brought a claim based upon legislation enacted by the province authorizing the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, resulting from a “tobacco related wrong.” The Supreme Court has held that the statute is constitutional. We and certain other non-Canadian defendants challenged the jurisdiction of the court. The court rejected the jurisdictional challenge. Pre-trial discovery is ongoing. The court has set September 2011 as the target trial date.

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

In the first case in Nigeria, The Attorney General of Lagos State v. British American Tobacco (Nigeria) Limited, et al., High Court of Lagos State, Lagos, Nigeria, filed April 30, 2007, our subsidiary and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. In February 2008, our subsidiary was served with a Notice of Discontinuance. The claim was formally dismissed in March 2008. However, the plaintiff has since refiled its claim. Our subsidiary has been served with the refiled complaint, but is contesting service. We currently conduct no business in Nigeria.

In the second case in Nigeria, The Attorney General of Kano State v. British American Tobacco (Nigeria) Limited, et al., High Court of Kano State, Kano, Nigeria, filed May 9, 2007, our subsidiary and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. The case is in the early stages of litigation, and the defendants have filed various preliminary motions, upon which the court is yet to rule. Our subsidiary has been served with the complaint, but is contesting service.

In the third case in Nigeria, The Attorney General of Gombe State v. British American Tobacco (Nigeria) Limited, et al., High Court of Gombe State, Gombe, Nigeria, filed May 18, 2007, our subsidiary and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. In July 2008, the court dismissed the case against all defendants based on the plaintiff’s failure to comply with various procedural requirements when filing and serving the claim. The plaintiff did not appeal the dismissal. However, in October 2008, the plaintiff refiled its claim. In February 2010, the plaintiff attempted service of process on Philip Morris International Inc. We anticipate filing preliminary and service objections.

In the fourth case in Nigeria, The Attorney General of Oyo State, et al., v. British American Tobacco (Nigeria) Limited, et al., High Court of Oyo State, Ibadan, Nigeria, filed May 25, 2007, our subsidiary and other members of the industry are defendants. Plaintiffs seek reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. The case is in the early stages of litigation, and the defendants have filed various preliminary motions, upon which the court is yet to rule. Our subsidiary has been served with the complaint, but is contesting service.

In the fifth case in Nigeria, The Attorney General of Ogun State v. British American Tobacco (Nigeria) Limited, et al., High Court of Ogun State, Abeokuta, Nigeria, filed February 26, 2008, our subsidiary and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. Our subsidiary was served with notice of the claim in December 2008, but is contesting service.

In the series of proceedings in Spain, Junta de Andalucia, et al. v. Philip Morris Spain, et al., Court of First Instance, Madrid, Spain, the first of which was filed February 21, 2002, our subsidiary and other members of the industry were defendants. The plaintiffs sought reimbursement for the cost of treating certain of their citizens for various smoking-related illnesses. In May 2004, the first instance court dismissed the initial case, finding that the State was a necessary party to the claim, and thus, the claim must be filed in the Administrative Court. The plaintiffs appealed. In February 2006, the appellate court affirmed the lower court’s dismissal. The plaintiffs then filed notice that they intended to pursue their claim in the Administrative Court against the State. Because they were defendants in the original proceeding, our subsidiary and other members of the industry filed notices with the Administrative Court that they are interested parties in the case. In September 2007, the plaintiffs filed their complaint in the Administrative Court. In November 2007, the Administrative Court dismissed the claim based on a procedural issue. The plaintiffs asked the Administrative Court to reconsider its decision dismissing the case, and that request was rejected in a ruling rendered in February 2008. Plaintiffs appealed to the Supreme Court. The Supreme Court rejected plaintiffs’ appeal in November 2009, resulting in the final dismissal of the claim. However, plaintiffs have filed a second claim in the Administrative Court against the Ministry of Economy. This second claim seeks the same relief as the original claim, but relies on a different procedural posture. The Administrative Court has recognized our subsidiary as a party in this proceeding.

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

As of February 15, 2010, there were a number of lights cases pending against our subsidiaries or indemnitees, as follows:

•	3 cases brought on behalf of various classes of individual plaintiffs (some overlapping) in Israel, compared with 3 such cases on December 31, 2008, and 2 such cases on December 31, 2007; and

•

1,964 cases brought by individuals against our subsidiaries in the equivalent of small claims courts in Italy, where the maximum damages claimed are approximately one thousand Euros per case, compared with 2,010 such cases on December 31, 2008, and 2,026 such cases on December 31, 2007.

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

As of February 15, 2010, there were 11 public civil actions pending against our subsidiaries in Argentina (1), Brazil (3), Colombia (6) and Venezuela (1), compared with 11 such cases on December 31, 2008, and 9 such cases on December 31, 2007.

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

In the first public civil action in Brazil, Osorio v. Philip Morris Brasil Industria e Comercio Ltda., et al., Federal Court of São Paulo, Brazil, filed September 2003, our subsidiary, another member of the industry and various government entities are defendants. The plaintiff seeks a ban on the production and sale of cigarettes on the grounds that they are harmful to health and cause the government to spend money on health care. Plaintiff alleges that smoking violates the Brazilian constitutional right to health, that smokers have no free will because they are addicted, and that ETS is harmful. Plaintiff seeks the suspension of the defendants’ licenses to manufacture cigarettes, the revocation of any import licenses for tobacco-related products, the collection of all tobacco-containing products from the market, and a daily fine amounting to R$1 million (approximately $540,000) for any violation of the injunction order. Our subsidiary filed its answer in June 2004. In January 2010, the court dismissed the case. Plaintiff may appeal.

In the second public civil action in Brazil, Associacao dos Consumidores Explorados do Distrito Federal v. Sampoerna Tabacos America Latina Ltda., State Trial Court of Brasilia, Brazil, filed April 18, 2006, our subsidiary is a defendant. The plaintiff, a consumer association, seeks a ban on the production and sale of cigarettes on the grounds that they are harmful to health. Plaintiff’s complaint also requests that a fine amounting to R$1 million (approximately $540,000) per day be imposed should the ban be granted and defendant continue to produce or sell cigarettes. Our subsidiary filed its answer in May 2006. The trial court dismissed the case in November 2007. Plaintiff appealed. In November 2008, the appellate court affirmed the trial court’s dismissal. Plaintiff filed two further appeals, one to the Superior Court of Justice and another to the Federal Supreme Court. The appeal to the Superior Court of Justice was denied in September 2009, and is final. The appeal to the Federal Supreme Court is still pending.

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

In the first public civil action in Colombia, Garrido v. Philip Morris Colombia S.A., Civil Court of Bogotá, Colombia, filed August 28, 2006, our subsidiary is a defendant. The plaintiff seeks various forms of injunctive relief, including the ban of the use of “lights” descriptors, and requests that defendant be ordered to finance a national campaign against smoking. Our subsidiary filed its answer in April 2007. The parties have filed their closing arguments and are currently awaiting the court’s decision.

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

In the fourth public civil action in Colombia, Morales, et al. v. Coltabaco (Morales II), Civil Court of Bogotá, Colombia, filed February 5, 2008, our subsidiary, which was served in June 2008, is a defendant. The plaintiffs allege misleading advertising, product defect, failure to inform, and the targeting of minors in advertising and marketing. Plaintiffs seek various monetary relief including a percentage of the costs incurred by the state each year for treating tobacco-related illnesses to be paid to the Ministry of Social Protection (from the date of incorporation of Coltabaco). After this initial payment, plaintiffs seek a fixed annual contribution to the government of $50 million. Plaintiffs also request that a statutory incentive award be paid to them for filing the claim. Our subsidiary filed its answer in July 2008. The parties have filed their closing arguments and are currently awaiting the court’s decision.

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

In the sixth public civil action in Colombia, Roche v. Philip Morris Colombia S.A., Civil Court of Bogotá, Colombia, filed November 14, 2008, our subsidiary is a defendant. Plaintiff alleges violations of the collective right to health because the defendant failed to include information about ingredients and their toxicity on cigarette packs. Plaintiff asks the court to order our subsidiary to immediately cease manufacture and/or distribution of cigarettes until information on ingredients and their toxicity is included on packs. Our subsidiary filed its answer in January 2009.

In the public civil action in Venezuela, Federation of Consumers and Users Associations (FEVACU), et al. v. National Assembly of Venezuela and the Venezuelan Ministry of Health, Constitutional Chamber of the Venezuelan Supreme Court, filed April 29, 2008, we were not named as a defendant, but the plaintiff published a notice pursuant to court order, notifying all interested parties to appear in the case. In January 2009, our subsidiary appeared in the case in response to this notice. The plaintiffs purport to represent the right to health of the citizens of Venezuela and claim that the government failed to protect adequately its citizens’ right to health. The claim asks the court to order the government to enact stricter regulations on the manufacture and sale of tobacco products. In addition, the plaintiffs ask the court to order companies involved in the tobacco industry to allocate a percentage of their “sales or benefits” to establish a fund to pay for the health care costs of treating smoking-related diseases. In October 2008, the court ruled that plaintiffs have standing to file the claim and that the claim meets the threshold admissibility requirements.

Other Litigation: Other litigation includes an antitrust suit, a breach of contract action, and various tax and individual employment cases:

•	Antitrust: One case brought on behalf of a class of individual plaintiffs in the state of Kansas in the United States against us and other members of the industry alleging price-fixing;

•	Breach of Contract: One case brought against Rothmans, Benson & Hedges Inc. in London, Ontario, alleging breach of contracts concerning the sale and purchase of flue-cured tobacco;

•

Tax: In Brazil, there are 98 tax cases involving Philip Morris Brasil S.A. relating to the payment of state tax on the sale and transfer of goods and services, federal social contributions, excise, social security and income tax, and other matters. Forty of these cases are under administrative review by the relevant fiscal authorities and 58 are under judicial review by the courts; and

•

Employment: Our subsidiaries, Philip Morris Brasil S.A. and Philip Morris Brasil Ltda, are defendants in various individual employment cases resulting, among other things, from the termination of employment in connection with the shut-down of one of our factories in Brazil.

In the antitrust class action in Kansas, Smith v. Philip Morris Companies Inc., et al., District Court of Seward County, Kansas, filed February 7, 2000, we and other members of the industry are defendants. The plaintiff asserts that the defendant cigarette companies engaged in an international conspiracy to fix wholesale prices of cigarettes and sought certification of a class comprised of all persons in Kansas who were indirect purchasers of cigarettes from the defendants. The plaintiff claims unspecified economic damages resulting from the alleged price-fixing, trebling of those damages under the Kansas price-fixing statute and counsel fees. The trial court granted plaintiff’s motion for class certification and refused to permit the defendants to appeal. The case is now in the discovery phase. No trial date has yet been set.

In the breach of contract action in Ontario, Canada, The Ontario Flue-Cured Tobacco Growers’ Marketing Board, et al. v. Rothmans, Benson & Hedges Inc., Superior Court of Justice, London,

Ontario, filed November 5, 2009, our subsidiary is a defendant. Plaintiffs in this putative class action allege that our subsidiary breached contracts with the class members (Ontario tobacco growers and their related associations) concerning the sale and purchase of flue-cured tobacco from January 1, 1986 to December 31, 1996. Plaintiffs allege that our subsidiary was required by the contracts to disclose to plaintiffs the quantity of tobacco included in cigarettes to be sold for duty free and export purposes (which it purchased at a lower price per pound than tobacco that was included in cigarettes to be sold in Canada), but failed to disclose that some of the cigarettes it designated as being for export and duty free purposes were ultimately sold in Canada. Our subsidiary has been served, but there is currently no deadline to respond to the statement of claim.

Guarantees

At December 31, 2009, our third-party guarantees were $5 million, which will expire through 2013, with $2 million guarantees expiring during 2010. We are required to perform under these guarantees in the event that a third party fails to make contractual payments. We do not have a liability on our consolidated balance sheet at December 31, 2009, as the fair value of these guarantees is insignificant due to the fact that the probability of future payments under these guarantees is remote.

Under the terms of the Distribution Agreement between Altria and us, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. We will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by us or contract manufactured for us by PM USA, and PM USA will indemnify us for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for us. We do not have a liability recorded on our balance sheet at December 31, 2009, as the fair value of this indemnification is insignificant since the probability of future payments under this indemnification is remote.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our share repurchase activity for each of the three months in the quarter ended December 31, 2009 was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2009 – October 31, 2009(1)	7,315,090	$48.86	216,945,819	$3,039,804,281

November 1, 2009 – November 30, 2009(1)	9,974,738	$49.41	226,920,557	$2,546,970,506

December 1, 2009 – December 31, 2009(1)	9,587,781	$49.37	236,508,338	$2,073,638,770

Pursuant to Publicly Announced Plans or Programs	26,877,609	$49.24

October 1, 2009 – October 31, 2009(3)	—	$—

November 1, 2009 – November 30, 2009(3)	339,108	$49.79

December 1, 2009 – December 31, 2009(3)	2,613	$50.07

For the Quarter Ended December 31, 2009	27,219,330	$49.25

(1)	On January 30, 2008, we adopted and announced a $13.0 billion two-year share repurchase program that began on May 1, 2008. These share repurchases have been made pursuant to this program. On February 11, 2010, our Board of Directors authorized a new share repurchase program of $12 billion over three years. The new program will commence in May 2010 after the completion of the two-year $13 billion program, which expires in April 2010. The new program is expected to be completed by the end of April 2013.

(2)	Aggregate number of shares repurchased under the share repurchase program as of the end of the period presented.

(3)	Shares repurchased represent shares tendered to us by employees who vested in restricted and deferred stock awards, or exercised stock options, and used shares to pay all, or a portion of, the related taxes and/or option exercise price.

The principal stock exchange, on which our common stock (no par value) is listed, is the New York Stock Exchange. At January 29, 2010, there were approximately 91,800 holders of record of our common stock.

Our common stock is also listed on NYSE Euronext in Paris and the Swiss stock exchange.

The other information called for by this Item is hereby incorporated by reference to the paragraph captioned “Quarterly Financial Data (Unaudited)” on page 80 of the 2009 Annual Report and made a part hereof.

Item 6.	Selected Financial Data.

The information called for by this Item is hereby incorporated by reference to the information with respect to 2005-2009 appearing under the caption “Selected Financial Data-Five-Year Review” on page 43 of the 2009 Annual Report and made a part hereof.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information called for by this Item is hereby incorporated by reference to the paragraphs captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) on pages 17 to 42 of the 2009 Annual Report and made a part hereof.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this Item is hereby incorporated by reference to the paragraphs in the MD&A captioned “Market Risk” and “Value at Risk” on pages 38 to 39 of the 2009 Annual Report and made a part hereof.

Item 8.	Financial Statements and Supplementary Data.

The information called for by this Item is hereby incorporated by reference to the 2009 Annual Report as set forth under the caption “Quarterly Financial Data (Unaudited)” on page 80 of the 2009 Annual Report and in the Index to Consolidated Financial Statements and Schedules (see Item 15) and made a part hereof.

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

See Exhibit 13 for the Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm on page 81 to 82 of the 2009 Annual Report incorporated herein by reference and made a part hereof.

Item 9B.	Other Information.

None.

PART III

Except for the information relating to the executive officers set forth in Item 10 and the information relating to equity compensation plans set forth in Item 12, the information called for by Items 10-14 is hereby incorporated by reference to PMI’s definitive proxy statement for use in connection with its annual meeting of stockholders to be held on May 12, 2010 that will be filed with the SEC on or about April 1, 2010 (the “proxy statement”), and, except as indicated therein, made a part hereof.

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers as of February 26, 2010:

Name	Office	Age
Louis C. Camilleri	Chairman and Chief Executive Officer	55
André Calantzopoulos	Chief Operating Officer	52
Kevin Click	Senior Vice President and Chief Information Officer	49
Doug Dean	Senior Vice President, Research & Development	56
G. Penn Holsenbeck	Vice President and Corporate Secretary	63
Even Hurwitz	Senior Vice President, Corporate Affairs	48
Martin King	Senior Vice President, Operations	46
Marco Kuepfer	Vice President Finance and Treasurer	52
Jean-Claude Kunz(1)	President, EEMA Region & PMI Duty Free	56
Jacek Olczak	President, European Union	45
Matteo Pellegrini	President, Asia	47
Joachim Psotta	Vice President and Controller	52
Daniele Regorda	Senior Vice President, Human Resources	52
Hermann Waldemer	Chief Financial Officer	52
Charles R. Wall(2)	Vice Chairman and General Counsel	64
Miroslaw Zielinski	President, Latin America & Canada	48

(1)

Mr. Kunz will retire as President, EEMA Region & PMI Duty Free on June 30, 2010. He will be succeeded by Mr. Zielinski. Mr. Zielinski will be succeeded as President, Latin America & Canada by James R. Mortensen, who is currently serving as our Managing Director Mexico, Ecuador & Peru.

(2)

Mr. Wall has been our Vice Chairman since the Distribution Date and also became General Counsel in November 2008. Prior to the Distribution Date, Mr. Wall served as Senior Vice President and General Counsel of Altria, a position he held since February 2000. Mr. Wall will step down as General Counsel on March 1, 2010 and retire as Vice-Chairman on June 30, 2010. Mr. Wall will be succeeded as General Counsel by Mr. David Bernick, who will become an Executive Officer on March 1, 2010. Mr. Bernick previously worked as a senior litigation partner with the law firm of Kirkland & Ellis LLP.

All of the above-mentioned officers, except for Messrs. Camilleri, Dean, Holsenbeck and Wall, have been employed by us in various capacities during the past five years.

Prior to the Distribution Date, Mr. Camilleri served as the Chairman and Chief Executive Officer of Altria, positions he held from August 2002 and April 2002, respectively. Mr. Camilleri also served as a director of Kraft from March 2001 to December 2007 and as Kraft’s Chairman from September 2002 to March 30, 2007.

Before joining Philip Morris International Inc. in July 2006, Mr. Dean was a partner and senior executive with PwC/IBM’s global life sciences and pharmaceuticals business, where he led the Global Quality and Value Driven Compliance practice.

Prior to the Distribution Date, Mr. Holsenbeck served as Vice President, Associate General Counsel and Corporate Secretary of Altria, a position he held since joining Altria in 1995.

Codes of Conduct and Corporate Governance

We have adopted the Philip Morris International Code of Conduct, which complies with requirements set forth in Item 406 of Regulation S-K. This Code of Conduct applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We have also adopted a code of business conduct and ethics that applies to the members of our Board of Directors. These documents are available free of charge on our Web site at www.pmintl.com and will be provided free of charge to any stockholder requesting a copy by writing to: Corporate Secretary, Philip Morris International Inc., 120 Park Avenue, New York, NY 10017.

In addition, we have adopted corporate governance guidelines and charters for our Audit, Finance, Compensation and Leadership Development, Product Innovation and Regulatory Affairs and Nominating and Corporate Governance committees of the Board of Directors. All of these documents are available free of charge on our web site at www.pmintl.com, are included in our definitive proxy statement, and will be provided free of charge to any stockholder requesting a copy by writing to: Corporate Secretary, Philip Morris International Inc., 120 Park Avenue, New York, NY 10017. Any waiver granted by Philip Morris International Inc. to its principal executive officer, principal financial officer or controller under the code of ethics, or certain amendments to the code of ethics, will be disclosed on our Web site at www.pmintl.com.

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

The number of shares to be issued upon exercise or vesting and the number of shares remaining available for future issuance under PMI’s equity compensation plans at December 31, 2009, were as follows:

	Number of Shares to be Issued upon Exercise of Outstanding Options and Vesting of Deferred Stock	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders(1)	20,324,707	$24.10	34,678,442

(1)	Approved by Altria as our sole stockholder prior to the Spin-off.

Refer to “Ownership of Equity Securities” section of the proxy statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Refer to “Related Person Transactions and Code of Conduct” and “Independence of Nominees” sections of the proxy statement.

Item 14.	Principal Accounting Fees and Services.

Refer to “Audit Committee Matters” section of the proxy statement.

PART IV

Item15.	Exhibits and Financial Statement Schedules.

(a) Index to Consolidated Financial Statements and Schedules

2009 Annual Report Page
Data incorporated by reference to Philip Morris International Inc.’s 2009 Annual Report:
Consolidated Balance Sheets at December 31, 2009 and 2008	44-45
Consolidated Statements of Earnings for the years ended December 31, 2009, 2008 and 2007	46
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007	47
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	48-49
Notes to Consolidated Financial Statements	50-80
Report of Independent Registered Public Accounting Firm	81
Report of Management on Internal Control Over Financial Reporting	82

Schedules have been omitted either because such schedules are not required or are not applicable.

(b) The following exhibits are filed as part of this Report:

2.1	—	Distribution Agreement between Altria Group, Inc. and Philip Morris International Inc. dated January 30, 2008 (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form 10 filed February 7, 2008).

3.1	—	Amended and Restated Articles of Incorporation of Philip Morris International Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed February 7, 2008).

3.2	—	Amended and Restated By-laws of Philip Morris International Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed March 31, 2008).

4.1	—	Specimen Stock Certificate of Philip Morris International Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 10 filed February 7, 2008).

4.2	—	Indenture dated as of April 25, 2008, between Philip Morris International Inc. and HSBC Bank USA, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3, dated April 25, 2008).

4.3	—	Issue and Paying Agency Agreement, dated March 13, 2009, by and among the Philip Morris International Inc., HSBC Private Bank (C.I.) Limited, Jersey Branch, as registrar, HSBC Bank PLC, as principal paying agent and HSBC Corporate Trustee Company (UK) Limited, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 19, 2009).

4.4	—	Trust Deed relating to Euro Medium Term Note Program, dated March 13, 2009, between Philip Morris International Inc., as issuer, and HSBC Corporate Trustee Company (UK) Limited, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 19, 2009).

4.5	—	The Registrant agrees to furnish copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries to the Commission upon request.

10.1	—	Transition Services Agreement between Altria Corporate Services, Inc. and Philip Morris International Inc., dated as of March 28, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 31, 2008).

10.2	—	Tax Sharing Agreement between Altria Group, Inc. and Philip Morris International Inc., dated as of March 28, 2008 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed March 31, 2008).

10.3	—	Employee Matters Agreement between Altria Group, Inc. and Philip Morris International Inc., dated as of March 28, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed March 31, 2008).

10.4	—	Intellectual Property Agreement between Philip Morris International Inc. and Philip Morris USA Inc., dated as of January 1, 2008 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 10 filed March 5, 2008).

10.5	—	Credit Agreement relating to a US$3,000,000,000 5-Year Revolving Credit Facility (including a US$900,000,000 swingline option) and a US$1,000,000,000 3-Year Revolving Credit Facility (including a US$300,000,000 swingline option) and a EUR 1,500,000,000 364-Day Term Loan Facility dated as of December 4, 2007 among Philip Morris International Inc. and the Initial Lenders named therein and J.P. Morgan Europe Limited as Facility Agent and Swingline Agent and J.P. Morgan PLC, Citigroup Global Markets Limited, Credit Suisse, Cayman Islands Branch, Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P. and Lehman Brothers Inc. as Mandated Lead Arrangers and Bookrunners (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10 filed February 7, 2008).

10.6	—	Credit Agreement relating to EUR 2,000,000,000 5-Year Revolving Credit Facility (including a EUR 1,000,000,000 swingline option) and a EUR 2,500,000,000 3-Year Term Loan Facility dated as of 12 May 2005 among Philip Morris International Inc. and the Initial Lenders named therein and Citibank International plc as Facility Agent and Swingline Agent, Citigroup Global Markets Limited, Credit Suisse First Boston, Cayman Islands Branch, Deutsche Bank Securities Inc. and J.P. Morgan plc as Mandated Lead Arrangers and Bookrunners and ABN AMRO Bank N.V., HSBC Bank plc and Société Générale as Mandated Lead Arrangers (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10 filed September 27, 2007).

10.7	—	Anti-Contraband and Anti-Counterfeit Agreement and General Release dated July 9, 2004 and Appendices (Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form 10 filed February 7, 2008).

10.8	—	Philip Morris International Inc. Automobile Policy (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form 10 filed February 7, 2008).

10.9	—	Philip Morris International Inc. Financial Counseling Program (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10 filed February 7, 2008).

10.10	—	Amended and Restated Philip Morris International Benefit Equalization Plan (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 21, 2008).

10.11	—	Philip Morris International Inc. 2008 Performance Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form 10 filed February 7, 2008).

10.12	—	Form of Philip Morris International Inc. 2008 Performance Incentive Plan Deferred Stock Agreement (Pre-2008 Grants) (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10 filed February 7, 2008).

10.13	—	Form of Philip Morris International Inc. 2008 Performance Incentive Plan Deferred Stock Agreement (2008 Grants) (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form 10 filed February 7, 2008).

10.14	—	Form of Philip Morris International Inc. 2008 Performance Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form 10 filed February 7, 2008).

10.15	—	Form of Philip Morris International Inc. 2008 Performance Incentive Plan Restricted Stock Agreement (2009 Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 10, 2009).

10.16	—	Form of Philip Morris International Inc. 2008 Performance Incentive Plan Deferred Stock Agreement (2009 Grants) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 10, 2009).

10.17	—	Pension Fund of Philip Morris in Switzerland (IC) (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form 10 filed February 7, 2008).

10.18	—	Summary of Supplemental Pension Plan of Philip Morris in Switzerland (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.19	—	Form of Restated Employee Grantor Trust Enrollment Agreement (Executive Trust Arrangement) (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form 10 filed February 7, 2008).

10.20	—	Form of Restated Employee Grantor Trust Enrollment Agreement (Secular Trust Arrangement) (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form 10 filed February 7, 2008).

10.21	—	Philip Morris International Inc. 2008 Stock Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form 10 filed March 5, 2008).

10.22	—	Philip Morris International Inc. 2008 Deferred Fee Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form 10 filed on February 7, 2008).

10.23	—	Amendment to Employment Agreement with André Calantzopoulos. The employment agreement was previously filed as Exhibit 10.22 to the Registration Statement on Form 10 filed on February 7, 2008 and incorporated by reference to this Exhibit 10.23.

10.24	—	Amendment to Employment Agreement with Jean-Claude Kunz. The employment agreement was previously filed as Exhibit 10.23 to the Registration Statement on Form 10 filed on February 7, 2008 and incorporated by reference to this Exhibit 10.24.

10.25	—	Amendment to Employment Agreement with Hermann Waldemer. The employment agreement was previously filed as Exhibit 10.24 to the Registration Statement on Form 10 filed on February 7, 2008 and incorporated by reference to this Exhibit 10.25.

10.26	—	Agreement with Louis C. Camilleri (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form 10 filed on February 7, 2008).

10.27	—	Amended and Restated Supplemental Management Employees’ Retirement Plan (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2008).

10.28	—	Support Agreement, dated as of July 31, 2008, between Rothmans Inc., Philip Morris International Inc. and Latin America and Canada Holdings Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2008).

10.29	—	Amendment and Waiver Agreement dated as of February 6, 2009 to the Credit Agreement dated December 4, 2007 by and among Philip Morris International Inc., the Lenders party thereto and JP Morgan Europe Limited, as facility agent and swingline agent (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the year ended December 31, 2008).

10.30	—	Amendment and Termination Agreement dated as of September 8, 2009 to the Credit Agreement dated May 12, 2005 by and among Philip Morris International Inc., the Lenders party thereto and Citibank International plc, as facility agent and swingline agent (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.31	—	Supplemental Equalization Plan.

10.32	—	Form of Supplemental Equalization Plan Employee Grantor Trust Enrollment Agreement (Secular Trust) (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K for the year ended December 31, 2008).

10.33	—	Form of Supplemental Equalization Plan Employee Grantor Trust Enrollment Agreement (Executive Trust) (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2008).

10.34	—	Philip Morris International Inc. Form of Indemnification Agreement with Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 18, 2009).

10.35	—	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 17, 2010).

10.36	—	Form of Deferred Stock Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 17, 2010).

10.37	—	Philip Morris International Performance Incentive Plan, as amended and restated effective February 11, 2010 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 17, 2010).

12	—	Statement regarding computation of ratios of earnings to fixed charges.

13	—	Pages 16 to 82 of the 2009 Annual Report, but only to the extent set forth in Items 1, 5-8, 9A, and 15 hereof. With the exception of the aforementioned information incorporated by reference in this Annual Report on Form 10-K, the 2009 Annual Report is not to be deemed “filed” as part of this Report.

21	—	Subsidiaries of Philip Morris International Inc.

23	—	Consent of independent registered public accounting firm.

24	—	Powers of attorney.

31.1	—	Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Registrant’s Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Registrant’s Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHILIP MORRIS INTERNATIONAL INC.

By:	/s/ LOUIS C. CAMILLERI
(Louis C. Camilleri Chairman and Chief Executive Officer)

Date: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ LOUIS C. CAMILLERI (Louis C. Camilleri)	Director, Chairman and Chief Executive Officer	February 26, 2010

/s/ HERMANN WALDEMER (Hermann Waldemer)	Chief Financial Officer	February 26, 2010

/s/ JOACHIM PSOTTA (Joachim Psotta)	Vice President and Controller	February 26, 2010

*HAROLD BROWN, MATHIS CABIALLAVETTA, J. DUDLEY FISHBURN, GRAHAM MACKAY, SERGIO MARCHIONNE, LUCIO A. NOTO, CARLOS SLIM HELÚ, STEPHEN M. WOLF	Directors

*By:	/s/ LOUIS C. CAMILLERI	February 26, 2010
(Louis C. Camilleri Attorney-in-fact)