Form 10-Q
period 2010-03-31
Philip Morris International Inc.
filed 2010-05-07
CIK 1413329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Registrant’s telephone number, including area code: (917) 663-2000

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 30, 2010, there were 1,851,875,537 shares outstanding of the registrant’s common stock, no par value per share.

PHILIP MORRIS INTERNATIONAL INC.

In this report, “PMI,” “we,” “us” and “our” refers to Philip Morris International Inc. and subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$850	$1,540

Receivables (less allowances of $30 in 2010 and $33 in 2009)	3,186	3,098

Inventories:
Leaf tobacco	4,205	4,183
Other raw materials	1,191	1,275
Finished product	2,883	3,749

	8,279	9,207

Deferred income taxes	280	305

Other current assets	483	532

Total current assets	13,078	14,682

Property, plant and equipment, at cost	12,261	12,258
Less: accumulated depreciation	5,731	5,868

	6,530	6,390

Goodwill	9,974	9,112

Other intangible assets, net	3,877	3,546

Other assets	714	822

TOTAL ASSETS	$34,173	$34,552

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Continued)

(in millions of dollars, except share data)

(Unaudited)

	March 31, 2010	December 31, 2009
LIABILITIES
Short-term borrowings	$1,050	$1,662

Current portion of long-term debt	151	82

Accounts payable	956	670

Accrued liabilities:
Marketing	388	441
Taxes, except income taxes	3,883	4,824
Employment costs	599	752
Dividends payable	1,087	1,101
Other	804	955

Income taxes	354	500

Deferred income taxes	308	191

Total current liabilities	9,580	11,178

Long-term debt	14,809	13,672

Deferred income taxes	1,701	1,688

Employment costs	1,101	1,260

Other liabilities	617	609

Total liabilities	27,808	28,407

Contingencies (Note 10)

Redeemable noncontrolling interests (Note 7)	1,171

STOCKHOLDERS’ EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2010 and 2009)
Additional paid-in capital	1,240	1,403
Earnings reinvested in the business	15,977	15,358
Accumulated other comprehensive losses	(553)	(817)

	16,664	15,944
Less: cost of repurchased stock (252,652,291 and 222,151,828 shares in 2010 and 2009, respectively)	11,788	10,228

Total PMI stockholders’ equity	4,876	5,716
Noncontrolling interests	318	429

Total stockholders’ equity	5,194	6,145

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,173	$34,552

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009

Net revenues	$15,587	$13,286

Cost of sales	2,372	1,971

Excise taxes on products	9,091	7,689

Gross profit	4,124	3,626

Marketing, administration and research costs	1,389	1,290

Asset impairment and exit costs		1

Amortization of intangibles	20	15

Operating income	2,715	2,320

Interest expense, net	223	158

Earnings before income taxes	2,492	2,162

Provision for income taxes	738	645

Net earnings	1,754	1,517

Net earnings attributable to noncontrolling interests	51	41

Net earnings attributable to PMI	$1,703	$1,476

Per share data (Note 8):

Basic earnings per share	$0.90	$0.74

Diluted earnings per share	$0.90	$0.74

Dividends declared	$0.58	$0.54

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the Three Months Ended March 31, 2010 and 2009

(in millions of dollars, except per share amounts)

(Unaudited)

	PMI Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Earnings (Losses)	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, January 1, 2009	$—	$1,581	$13,354	$(2,281)	$(5,154)	$404	$7,904
Comprehensive earnings:
Net earnings			1,476			41	1,517
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				(745)		(46)	(791)
Change in net loss and prior service cost, net of income taxes of $4				14			14
Change in fair value of derivatives accounted for as hedges, net of income taxes of $6				43			43

Total other comprehensive losses							(734)

Total comprehensive earnings							783

Exercise of stock options and issuance of other stock awards		(67)			96		29
Dividends declared ($0.54 per share)			(1,072)				(1,072)
Payments to noncontrolling interests						(153)	(153)
Common stock repurchased					(1,339)		(1,339)

Balances, March 31, 2009	$—	$1,514	$13,758	$(2,969)	$(6,397)	$246	$6,152

Balances, January 1, 2010	$—	$1,403	$15,358	$(817)	$(10,228)	$429	$6,145
Comprehensive earnings:
Net earnings			1,703			56 (a)	1,759 (a)
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				206		3	209
Change in net loss and prior service cost, net of income taxes of $6				19			19
Change in fair value of derivatives accounted for as hedges, net of income taxes of $(5)				47			47
Change in fair value of debt and equity securities				(8)			(8)

Total other comprehensive earnings							267

Total comprehensive earnings							2,026

Exercise of stock options and issuance of other stock awards		(163)			256		93
Dividends declared ($0.58 per share)			(1,084)				(1,084)
Payments to noncontrolling interests						(170)	(170)
Common stock repurchased					(1,816)		(1,816)

Balances, March 31, 2010	$—	$1,240	$15,977	$(553)	$(11,788)	$318	$5,194

(a)

Net earnings attributable to noncontrolling interests excludes a $5 million loss related to the redeemable noncontrolling interest which is reported outside of the equity section in the condensed consolidated balance sheet at March 31, 2010.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$1,754	$1,517

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	223	193
Deferred income tax provision	25	55
Asset impairment and exit costs, net of cash paid	(29)	(21)
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	(28)	44
Inventories	1,218	1,095
Accounts payable	17	(34)
Income taxes	(146)	(135)
Accrued liabilities and other current assets	(954)	(1,112)
Pension plan contributions	(135)	(203)
Other	29	28

Net cash provided by operating activities	1,974	1,427

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(150)	(145)
Purchases of businesses, net of acquired cash		(209)
Other	46	166

Net cash used in investing activities	(104)	(188)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(in millions of dollars)

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Net repayment of short-term borrowings	$(706)	$(641)
Long-term debt proceeds	1,130	2,987
Long-term debt repaid		(1)
Repurchases of common stock	(1,724)	(1,376)
Issuance of common stock	78	18
Dividends paid	(1,098)	(1,089)
Other	(192)	(180)

Net cash used in financing activities	(2,512)	(282)

Effect of exchange rate changes on cash and cash equivalents	(48)	(127)

Cash and cash equivalents:

(Decrease) Increase	(690)	830

Balance at beginning of period	1,540	1,531

Balance at end of period	$850	$2,361

As discussed in Note 7. Acquisitions and Other Business Arrangements, PMI’s business combination in the Philippines is a non-cash transaction.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Background and Basis of Presentation:

Background

Philip Morris International Inc. is a holding company incorporated in Virginia, U.S.A., whose subsidiaries and affiliates and their licensees are engaged in the manufacture and sale of cigarettes and other tobacco products in markets outside of the U.S.A. Throughout these financial statements, the term “PMI” refers to Philip Morris International Inc. and its subsidiaries.

As discussed in Note 4. Transactions with Altria Group, Inc. of our 2009 audited consolidated financial statements and related notes, which are incorporated by reference into our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”), prior to March 28, 2008, PMI was a wholly-owned subsidiary of Altria Group, Inc. (“Altria”). On January 30, 2008, the Altria Board of Directors announced Altria’s plans to spin off all of its interest in PMI to Altria’s stockholders in a tax-free distribution pursuant to Section 355 of the U.S. Internal Revenue Code. The distribution of all of the PMI shares owned by Altria (the “Spin-off”) was made on March 28, 2008 (the “Distribution Date”) to stockholders of record as of the close of business on March 19, 2008 (the “Record Date”). Altria distributed one share of our common stock for each share of Altria common stock outstanding on the Record Date.

Basis of Presentation

The interim condensed consolidated financial statements of PMI are unaudited. These interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and such principles are applied on a consistent basis. It is the opinion of PMI’s management that all adjustments necessary for a fair statement of the interim results presented have been reflected therein. All such adjustments were of a normal recurring nature. Net revenues and net earnings attributable to PMI for any interim period are not necessarily indicative of results that may be expected for the entire year.

These statements should be read in conjunction with the audited consolidated financial statements and related notes, which are incorporated by reference into PMI’s 2009 Form 10-K.

Note 2. Asset Impairment and Exit Costs:

During the three months ended March 31, 2010, PMI did not record any pre-tax asset impairment and exit costs. PMI recorded pre-tax asset impairment and exit costs of $1 million for the three months ended March 31, 2009. This charge was reflected in the operating results of the European Union segment.

Cash payments related to exit costs at PMI were $29 million and $22 million for the three months ended March 31, 2010 and 2009, respectively. Future cash payments for exit costs incurred to date are expected to be approximately $51 million, which will be substantially paid by 2012.

The movement in the exit cost liabilities for the three months ended March 31, 2010 was as follows (in millions):

Liability balance, January 1, 2010	$84
Charges	—
Cash spent	(29)
Currency/other	(4)

Liability balance, March 31, 2010	$51

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3. Stock Plans:

Under the Philip Morris International Inc. 2008 Performance Incentive Plan (the “Plan”), PMI may grant to certain eligible employees stock options, stock appreciation rights, restricted stock, restricted stock units and deferred stock units and other stock-based awards based on PMI’s common stock, as well as performance-based incentive awards. Up to 70 million shares of PMI’s common stock may be issued under the Plan. At March 31, 2010, 30,710,221 shares were available for grant under the Plan.

PMI has also adopted the Philip Morris International Inc. 2008 Stock Compensation Plan for Non-Employee Directors (the “Non-Employee Directors Plan”). A non-employee director is defined as each member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1,000,000 shares of PMI common stock may be awarded under the Non-Employee Directors Plan. As of March 31, 2010, 866,494 shares were available for grant under the plan.

During the three months ended March 31, 2010, PMI granted 3.5 million shares of restricted and deferred stock awards to eligible employees at a weighted-average grant date fair value of $47.53. PMI recorded compensation expense for restricted stock and deferred stock awards of $27 million and $19 million during the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, PMI had $277 million of total unrecognized compensation cost related to non-vested restricted and deferred stock awards. The cost is recognized over the original restriction period of the awards, which is typically three years from the date of the original grant.

During the three months ended March 31, 2010, 1.7 million shares of PMI restricted stock and deferred stock awards vested. Of this amount, 1.1 million shares went to PMI employees and the remainder went to Altria employees who held PMI stock awards as a result of the Spin-off. The grant date fair value of all the vested shares was approximately $108 million. The total fair value of restricted stock and deferred stock awards that vested during the three months ended March 31, 2010 was approximately the same as the grant date fair value. The grant price information for restricted stock and deferred stock awarded prior to January 30, 2008 reflects historical market prices of Altria stock at date of grant and is not adjusted to reflect the Spin-off.

For the three months ended March 31, 2010, the total intrinsic value of the 4.0 million PMI stock options exercised was $120 million.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4. Benefit Plans:

PMI sponsors noncontributory defined benefit pension plans covering substantially all U.S. employees. Pension coverage for employees of PMI’s non-U.S. subsidiaries is provided, to the extent deemed appropriate, through separate plans, many of which are governed by local statutory requirements. In addition, PMI provides health care and other benefits to substantially all U.S. retired employees and certain non-U.S. retired employees. In general, health care benefits for non-U.S. retired employees are covered through local government plans.

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following (in millions):

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2010	2009	2010	2009

Service cost	$2	$3	$41	$31
Interest cost	4	5	48	41
Expected return on plan assets	(4)	(3)	(72)	(53)
Amortization:
Net loss	1	1	11	8
Prior service cost			2	1
Other		4

Net periodic pension cost	$3	$10	$30	$28

Other above was primarily related to early retirement programs.

Employer Contributions

PMI presently makes, and plans to make, contributions, to the extent that they are tax deductible and to meet specific funding requirements of its funded U.S. and non-U.S. plans. Employer contributions of $135 million were made to the pension plans during the three months ended March 31, 2010. Currently, PMI anticipates making additional contributions during the remainder of 2010 of approximately $93 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5. Goodwill and Other Intangible Assets, net:

Goodwill and other intangible assets, net, by segment were as follows (in millions):

	Goodwill		Other Intangible Assets, net
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
European Union	$1,470	$1,539	$679	$699
Eastern Europe, Middle East & Africa	710	743	252	253
Asia	4,807	3,926	1,663	1,346
Latin America & Canada	2,987	2,904	1,283	1,248

Total	$9,974	$9,112	$3,877	$3,546

Goodwill is due primarily to PMI’s acquisitions in Canada, Indonesia, Mexico, Greece, Serbia, Colombia and Pakistan, and a business combination in the Philippines in February 2010. The movement in goodwill from December 31, 2009, is as follows (in millions):

	European Union	Eastern Europe, Middle East & Africa	Asia	Latin America & Canada	Total

Balance at December 31, 2009	$1,539	$743	$3,926	$2,904	$9,112
Changes due to:
Philippines business combination			726		726
Currency	(69)	(33)	155	83	136

Balance at March 31, 2010	$1,470	$710	$4,807	$2,987	$9,974

The increase in goodwill from December 31, 2009 was due primarily to a business combination in the Philippines. For further details on this business combination, see Note 7. Acquisitions and Other Business Arrangements.

Additional details of other intangible assets were as follows (in millions):

	March 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$2,154		$2,080
Amortizable intangible assets	1,930	$207	1,663	$197

Total other intangible assets	$4,084	$207	$3,743	$197

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia in 2005 and Mexico in 2007. Amortizable intangible assets consist of certain trademarks, distribution networks and non-compete agreements associated with acquisitions. Pre-tax amortization expense for intangible assets during the three months ended March 31, 2010 and 2009 was $20 million and $15 million, respectively. Amortization expense for each of the next five years is estimated to be $90 million or less, assuming no additional transactions occur that require the amortization of intangible assets. Definite-lived intangible assets are amortized over their estimated useful lives, which range from 5 to 40 years for trademarks and 10 to 30 years for distribution networks and other definite-lived intangible assets.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The increase in other intangible assets from December 31, 2009 was due primarily to a business combination in the Philippines and currency movements. For further details, see Note 7. Acquisitions and Other Business Arrangements.

During the first quarter of 2010, PMI completed its annual review of goodwill and non-amortizable intangible assets for potential impairment, and no impairment charges were required as a result of this review.

Note 6. Financial Instruments:

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

PMI uses forward foreign exchange contracts, foreign currency swaps and foreign currency options, hereafter collectively referred to as foreign exchange contracts, to mitigate its exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions. The primary currencies to which PMI is exposed include the Euro, Indonesian rupiah, Japanese yen, Mexican peso, Russian ruble, Swiss franc and Turkish lira. At March 31, 2010, PMI had contracts with aggregate notional amounts of $9.1 billion. Of this amount, $2.5 billion related to cash flow hedges and $6.6 billion related to other derivatives that primarily offset currency exposures on intercompany financing.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The fair value of PMI’s foreign exchange contracts as of March 31, 2010 and December 31, 2009 were as follows (in millions):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Classification	Fair Value		Balance Sheet Classification	Fair Value
		At	At		At	At
		March 31,	December 31,		March 31,	December 31,
		2010	2009		2010	2009
Foreign exchange contracts designated as hedging instruments	Other current assets	$96	$140	Other accrued liabilities	$2	$27

Foreign exchange contracts not designated as hedging instruments	Other current assets	25	71	Other accrued liabilities	47	107

Total Derivatives		$121	$211		$49	$134

Hedging activities, which represent movement in derivatives as well as the respective underlying transactions, had the following effect on PMI’s condensed consolidated statements of earnings and other comprehensive earnings for the three months ended March 31, 2010 and 2009 (in millions):

	For the Three Months Ended March 31, 2010
Gain (Loss)	Cash Flow Hedges	Fair Value Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$10	$—		$—		$10
Cost of sales	(32)					(32)

Operating income	(22)			—		(22)
Interest expense, net	(11)			(2)		(13)

Earnings before income taxes	(33)			(2)		(35)

Provision for income taxes	3					3

Net earnings attributable to PMI	$(30)	$—		$(2)		$(32)

Other Comprehensive Earnings:
Losses transferred to earnings	$33				$(3)	$30
Recognized	19				(2)	17

Net impact	$52				$(5)	$47

Cumulative translation adjustment	$(4)		$25		$(4)	$17

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	For the Three Months Ended March 31, 2009
Gain (Loss)	Cash Flow Hedges	Fair Value Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$32	$—		$—		$32
Marketing, administration and research costs	17					17

Operating income	49	—		—		49
Interest expense, net	(18)	17		(4)		(5)

Earnings before income taxes	31	17		(4)		44

Provision for income taxes	(3)	(1)		1		(3)

Net earnings attributable to PMI	$28	$16		$(3)		$41

Other Comprehensive Earnings:

Transferred to earnings	$(31)				$3	$(28)
Recognized	80				(9)	71

Net impact	$49				$(6)	$43

Cumulative translation adjustment			$64		$—	$64

Each type of hedging activity is described in greater detail below.

Cash Flow Hedges

PMI has entered into foreign exchange contracts to hedge foreign currency exchange risk related to certain forecasted transactions. The effective portion of unrealized gains and losses associated with qualifying cash flow hedge contracts is deferred as a component of accumulated other comprehensive earnings (losses) until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. During the three months ended March 31, 2010 and 2009, ineffectiveness related to cash flow hedges was not material. As of March 31, 2010, PMI has hedged forecasted transactions for periods not exceeding the next nine months. The impact of these hedges is included in operating cash flows on PMI’s condensed consolidated statement of cash flows.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three months ended March 31, 2010 and 2009, foreign exchange contracts that were designated as cash flow hedging instruments impacted the condensed consolidated statements of earnings and other comprehensive earnings as follows (pre-tax, in millions):

Derivatives in Cash Flow Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings on Derivative
		2010	2009	2010	2009

Foreign exchange contracts				$19	$80
	Net revenues	$10	$32
	Cost of sales	(32)
	Marketing, administration and research costs		17
	Interest expense, net	(11)	(18)

Total		$(33)	$31	$19	$80

Fair Value Hedges

In 2009, PMI had entered into foreign exchange contracts to hedge the foreign currency exchange risk related to an intercompany loan between subsidiaries. For a derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, is recognized in current earnings. At June 30, 2009, all fair value hedges matured and were settled. Since June 30, 2009, there were no outstanding fair value hedges. For the three months ended March 31, 2009, ineffectiveness related to fair value hedges was not material. Gains (losses) associated with qualifying fair value hedges are recorded in the condensed consolidated statement of earnings and were $46 million for the three months ended March 31, 2009. The impact of fair value hedges is included in operating cash flows on PMI’s condensed consolidated statement of cash flows.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three months ended March 31, 2010 and 2009, foreign exchange contracts that were designated as fair value hedging instruments impacted the condensed consolidated statement of earnings as follows (pre-tax, in millions):

Derivative in Fair Value Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) on Derivative	Amount of Gain/(Loss) Recognized in Earnings on Derivative		Statement of Earnings Classification of Gain/(Loss) on Hedged Item	Amount of Gain/(Loss) Recognized in Earnings Attributable to the Risk Being Hedged
		2010	2009		2010	2009

Foreign exchange contracts	Marketing, administration and research costs	$—	$29	Marketing, administration and research costs	$—	$(29)
	Interest expense, net		17	Interest expense, net

Total		$—	$46		$—	$(29)

Hedges of Net Investments in Foreign Operations

PMI designates certain foreign currency denominated debt and forward exchange contracts as net investment hedges of its foreign operations. For the three months ended March 31, 2010 and 2009, these hedges of net investments resulted in gains, net of income taxes, of $223 million and $187 million, respectively. These gains were reported as a component of accumulated other comprehensive earnings (losses) within currency translation adjustments. For the three months ended March 31, 2010 and 2009, ineffectiveness related to net investment hedges was not material. Settlement of net investment hedges is included in other investing cash flows on PMI’s condensed consolidated statement of cash flows.

For the three months ended March 31, 2010 and 2009, foreign exchange contracts that were designated as net investment hedging instruments impacted the condensed consolidated statements of earnings and other comprehensive earnings as follows (pre-tax, in millions):

Derivatives in Net Investment Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings on Derivative
		2010	2009	2010	2009

Foreign exchange contracts	Interest expense, net	$—	$—	$25	$64

Other Derivatives

PMI has entered into foreign exchange contracts to hedge the foreign currency exchange risks related to inter-company loans between certain subsidiaries. While effective as economic hedges, no hedge accounting is applied for these contracts and, therefore, the unrealized gains (losses) relating to these contracts are reported in PMI’s condensed consolidated statements of earnings. For the three months ended March 31, 2010 and 2009, the gains (losses) from contracts for which PMI did not apply hedge accounting were $38 million and $419 million,

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

respectively, which substantially offset the losses and gains generated by the underlying intercompany loans being hedged.

As a result, for the three months ended March 31, 2010 and 2009, these items affected the condensed consolidated statement of earnings as follows (pre-tax, in millions):

Derivatives not Designated as Hedging Instruments	Statement of Earnings Classification of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Earnings
		2010	2009

Foreign exchange contracts	Interest expense, net	$(2)	$(4)

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Earnings (Losses)

Derivative gains or losses reported in accumulated other comprehensive earnings (losses) are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows (in millions):

	For the Three Months Ended March 31,
	2010	2009
Gain (loss) at beginning of period	$19	$(68)
Derivative losses (gains) transferred to earnings	30	(28)
Change in fair value	17	71

Gain (loss) as of March 31	$66	$(25)

At March 31, 2010, PMI expects $36 million of derivative gains reported in accumulated other comprehensive earnings (losses) to be reclassified to the condensed consolidated statement of earnings within the next twelve months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.

Credit Exposure and Credit Risk

PMI is exposed to credit loss in the event of non-performance by counterparties. While PMI does not anticipate non-performance, its risk is limited to the fair value of the financial instruments. PMI actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting a diverse group of major international banks and financial institutions as counterparties.

Contingent Features

PMI’s derivative instruments do not contain contingent features.

Fair Value

See Note 13. Fair Value Measurements for disclosures related to the fair value of PMI’s derivative financial instruments.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7. Acquisitions and Other Business Arrangements:

Philippines Business Combination:

On February 25, 2010, PMI’s affiliate, Philip Morris Philippines Manufacturing Inc. (“PMPMI”), and Fortune Tobacco Corporation (“FTC”) combined their respective business activities by transferring selected assets and liabilities of PMPMI and FTC to a new company called PMFTC Inc. (“PMFTC”). PMPMI and FTC hold equal economic interests in PMFTC, while PMI manages the day-to-day operations of PMFTC and has a majority of its Board of Directors. Consequently, PMI accounts for the contributed assets and liabilities of FTC as a business combination. The establishment of PMFTC permits both parties to benefit from their respective, complementary brand portfolios, as well as cost synergies from the resulting integration of manufacturing, distribution and procurement, and the further development and advancement of tobacco growing in the Philippines.

As PMI has control of PMFTC, the contribution of PMPMI’s net assets was made at book value, while the contribution of the FTC net assets to PMFTC was made at fair value. The difference between the two contributions resulted in an increase to PMI’s additional paid-in capital of $481 million.

The fair value of the assets and liabilities contributed by FTC in this non-cash transaction has been determined to be $1.17 billion, and has been primarily allocated to goodwill ($726 million), inventories ($554 million), property, plant and equipment ($321 million) and brands ($241 million), partially offset by long-term debt ($475 million, of which $78 million was shown as current portion of long-term debt) and other liabilities.

FTC also holds the right to sell its interest to us, except in certain circumstances, during the period from February 25, 2015 through February 24, 2018, at an agreed-upon value of $1.17 billion, which is recorded on our condensed consolidated balance sheet as redeemable noncontrolling interests at March 31, 2010. At the date of the business combination, the amount of FTC’s redeemable noncontrolling interest is determined as follows:

Noncontrolling interest in contributed net assets	$689
Accretion to redeemable value	481

Redeemable noncontrolling interest at date of business combination	$1,170

PMI decided to immediately recognize the accretion to redeemable value rather than recognizing it over the term of the agreement with FTC. This accretion has been charged against additional paid-in capital and fully offsets the increase that resulted from the contributions of net assets to PMFTC, noted above.

With the consolidation of PMFTC, 50 percent of PMFTC’s comprehensive income or loss is attributable to the redeemable noncontrolling interest, impacting carrying value. To the extent that the attribution of these amounts would cause the carrying value to reduce below the redemption amount of $1.17 billion, the carrying amount would be adjusted back up to the redemption value through noncontrolling interest expense. The movement in redeemable noncontrolling interest after the business combination is as follows:

Redeemable noncontrolling interest at date of business combination	$1,170
50% of net loss for the first quarter 2010	(5)
Currency translation for the first quarter 2010	6

Redeemable noncontrolling interest at March 31, 2010	$1,171

In future periods, if the fair value of 50% of PMFTC were to drop below the redemption value of $1.17 billion, the difference would be treated as a special dividend to FTC and would reduce PMI’s earnings per share. Reductions in earnings per share may be partially or fully reversed in subsequent periods if the fair value of the redeemable noncontrolling interest increases relative to the redemption value. Such increase in earnings per share would be limited to cumulative prior reductions.

Colombia:

In July 2009, PMI announced that it had entered into an agreement to purchase 100% of the shares of privately-owned Colombian cigarette manufacturer, Productora Tabacalera de Colombia, Protabaco Ltda., for $452 million. The

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

transaction is expected to close in 2010 assuming that we receive competition authority approval and complete final confirmatory due diligence.

Other:

In September 2009, PMI acquired Swedish Match South Africa (Proprietary) Limited, for ZAR 1.93 billion (approximately $256 million based on exchange rates prevailing at the time of the acquisition), including acquired cash. The final allocation of the purchase price was primarily to goodwill ($163 million), definite-lived trademarks ($40 million), acquired cash ($36 million) and the distribution network ($19 million).

In February 2009, PMI purchased the Petterøes tobacco business. Assets purchased consisted primarily of definite-lived trademarks primarily sold in Norway and Sweden.

The effect of these other acquisitions presented above was not material to PMI’s consolidated financial position, results of operations or operating cash flows in any of the periods presented.

Note 8. Earnings Per Share:

Basic and diluted EPS were calculated using the following (in millions):

	For the Three Months Ended March 31,
	2010	2009
Net earnings attributable to PMI	$1,703	$1,476
Less distributed and undistributed earnings attributable to share-based payment awards	8	5

Net earnings for basic and diluted EPS	$1,695	$1,471

Weighted average shares for basic EPS	1,874	1,993
Plus incremental shares from assumed conversions:
Stock options	4	7

Weighted average shares for diluted EPS	1,878	2,000

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9. Segment Reporting:

PMI’s subsidiaries and affiliates are engaged in the manufacture and sale of cigarettes and other tobacco products in markets outside of the United States of America. Reportable segments for PMI are organized and managed by geographic region. PMI’s reportable segments are European Union; Eastern Europe, Middle East & Africa; Asia; and Latin America & Canada.

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

Segment data were as follows (in millions):

	For the Three Months Ended March 31,
	2010	2009
Net revenues:
European Union	$6,748	$6,050
Eastern Europe, Middle East & Africa	3,356	2,831
Asia	3,562	2,857
Latin America & Canada	1,921	1,548

Net revenues	$15,587	$13,286

Earnings before income taxes:
Operating companies income:
European Union	$1,062	$967
Eastern Europe, Middle East & Africa	770	586
Asia	724	661
Latin America & Canada	217	155
Amortization of intangibles	(20)	(15)
General corporate expenses	(38)	(34)

Operating income	2,715	2,320
Interest expense, net	(223)	(158)

Earnings before income taxes	$2,492	$2,162

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

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below lists the number of tobacco-related cases pending against us and/or our subsidiaries or indemnitees as of May 1, 2010, 2009 and 2008:

Type of Case	Number of Cases Pending as of May 1, 2010		Number of Cases Pending as of May 1, 2009		Number of Cases Pending as of May 1, 2008
Individual Smoking and Health Cases	119		121		129

Smoking and Health Class Actions	9	(1)	5	(1)	3

Health Care Cost Recovery Actions	10		10		9

Lights Class Actions	3		3		2

Individual Lights Cases (small claims court) (2)	1,964		2,010		2,013

Public Civil Actions	10		12		8

(1)	Includes two cases due to the acquisition of Rothmans in Canada.
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

Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 373(3) Smoking and Health, Lights, Health Care Cost Recovery cases and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees was a defendant have been terminated in our favor. Nine cases have had decisions in favor of plaintiffs. Five of these cases have subsequently reached final resolution in our favor, two have been annulled and returned to the trial court for further proceedings, and two remain on appeal. To date, we have paid total judgments including costs of approximately six thousand Euros. These payments were made in order to appeal three Italian small claims cases, two of which were subsequently reversed on appeal and one of which remains on appeal. To date, no tobacco-related case has been finally resolved in favor of a plaintiff against us, our subsidiaries or indemnitees.

(3)	Includes 156 individual lights cases filed in small claims courts in Italy.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below lists the verdicts and post-trial developments in the three pending cases (excluding one individual case on appeal from Italian small claims court) in which verdicts were returned in favor of plaintiffs:

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
September 2009	Brazil/Bernhardt	Individual Smoking and Health	The Civil Court of Rio de Janeiro found for plaintiff and ordered Philip Morris Brasil to pay R$13,000 (approximately $7,300) in damages.	In September 2009, following the decision on the merits in plaintiff’s favor, the plaintiff filed a motion requesting an increase in the damages awarded. This motion was rejected by the court, but plaintiff appealed the court’s ruling on this motion to the Court of Appeals. Philip Morris Brasil filed its appeal against the decision on the merits with the Court of Appeals in November 2009. In February 2010, without addressing the merits of either party’s appeal, the Court of Appeals annulled the trial court’s decision. The Court of Appeals sent the case back to the trial court to issue a new ruling, which must address certain compensatory damage claims made by the plaintiff that the trial court did not address in its original ruling. Plaintiff appealed this decision to a larger panel of the Court of Appeals, but the appeal was rejected. The parties are now awaiting the trial court’s decision.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
February 2004	Brazil/The Smoker Health Defense Association (ADESF)	Class Action	The Civil Court of São Paulo found defendants liable without hearing evidence. The court did not assess moral or actual damages, which were to be assessed in a second phase of the case. The size of the class was not defined in the ruling.	In April 2004, the court clarified its ruling, awarding “moral damages” of R$1,000 (approximately $560) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class still has not been estimated. Defendants appealed to the São Paulo Court of Appeals, and the case, including the execution of the judgment, was stayed pending appeal. On November 12, 2008, the São Paulo Court of Appeals annulled the ruling, finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In addition, the defendants have filed a constitutional appeal to the Federal Supreme Tribunal on the basis that the plaintiff did not have standing to bring the lawsuit. This appeal is still pending.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
October 2003	Brazil/Da Silva	Individual Smoking and Health	The Court of Appeal of Rio Grande do Sul reversed the trial court ruling in favor of Philip Morris Brasil and awarded plaintiffs R$768,000 (approximately $430,000).	In December 2004, a larger panel of the Court of Appeal of Rio Grande do Sul overturned the adverse decision. Plaintiffs appealed to the Superior Court of Justice and the Supreme Federal Tribunal. In May 2009, a single judge in the Superior Court of Justice rejected plaintiffs’ appeal. Plaintiffs further appealed to the full panel of the Superior Court of Justice, which rejected the appeal in November 2009. Plaintiffs filed a motion for clarification of the Superior Court of Justice’s November 2009 decision, which was rejected in February 2010. Plaintiffs appealed this decision to the Superior Federal Tribunal. Plaintiffs therefore have two appeals awaiting decisions from the Superior Federal Tribunal.

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

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of May 1, 2010, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•

119 cases brought by individual plaintiffs against our subsidiaries (117) or indemnitees (2) in Argentina (44), Brazil (49), Canada (2), Chile (8), Costa Rica (1), Finland (2), Greece (1), Israel (1), Italy (7), the Philippines (1), Scotland (1) and Turkey (2), compared with 121 such cases on May 1, 2009, and 129 cases on May 1, 2008; and

•

9 cases brought on behalf of classes of individual plaintiffs against us, our subsidiaries, or indemnitees in Brazil (2), Bulgaria (1) and Canada (6), compared with 5 such cases on May 1, 2009, and 3 such cases on May 1, 2008.

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

In the second class action pending in Brazil, Public Prosecutor of São Paulo v. Philip Morris Brasil Industria e Comercio Ltda, Civil Court of the City of São Paulo, Brazil, filed August 6, 2007, our subsidiary is a defendant. The plaintiff, the Public Prosecutor of the State of São Paulo, is seeking (1) unspecified damages on behalf of all smokers nationwide, former smokers, and their relatives; (2) unspecified damages on behalf of people exposed to environmental tobacco smoke (“ETS”) nationwide, and their relatives; and (3) reimbursement of the health care costs allegedly incurred for the treatment of tobacco-related diseases by all 26 States, approximately 5,000 Municipalities, and the Federal District. In an interim ruling issued in December 2007, the trial court limited the scope of this claim to the State of São Paulo only. Our subsidiary was served with the claim in February 2008 and filed its answer to the complaint in March 2008. In December 2008, the Seventh Civil Court of São Paulo issued a decision declaring that it lacked jurisdiction because the case involved issues similar to the ADESF case discussed above and should be transferred to the Nineteenth Lower Civil Court in São Paulo where the ADESF case is pending. The Court further stated that the two cases should be consolidated for the purposes of judgment. Our subsidiary appealed this decision to the State of São Paulo Court of Appeals, which subsequently declared the case stayed pending the outcome of the appeal. In April 2010, the São Paulo Court of Appeals reversed the Seventh Civil Court’s decision that consolidated the two cases, finding that they are based on different legal claims and are progressing at different stages of proceedings. This case will now be returned to the Seventh Civil Court of São Paulo.

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

In the first class action pending in Canada, Cecilia Letourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, our subsidiary and two other Canadian manufacturers are defendants. The plaintiff, an individual smoker, is seeking compensatory and unspecified punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005. Defendants’ motion to dismiss on statute-of-limitations grounds was denied in May 2008. Discovery is ongoing. A trial date has been scheduled for October 2011.

In the second class action pending in Canada, Conseil Quebecois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, our subsidiary and two other Canadian manufacturers are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, are seeking compensatory and unspecified punitive damages for each member of the class who allegedly suffers from certain smoking-related diseases. The class was certified in 2005. Discovery is ongoing. A trial date has been scheduled for October 2011.

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

As of May 1, 2010, there were a total of 10 health care cost recovery cases pending against us, our subsidiaries or indemnitees, compared with 10 such cases on May 1, 2009, and 9 such cases on May 1, 2008, as follows:

•	4 cases brought against us, our subsidiaries and our indemnitees in Canada (3) and in Israel (1); and

•	6 cases brought in Nigeria (5) and Spain (1) against our subsidiaries.

In the first health care cost recovery case pending in Canada, Her Majesty the Queen in Right of British Columbia v. Imperial Tobacco Limited, et al., Supreme Court, British Columbia, Vancouver Registry, Canada, filed January 24, 2001, we, our subsidiaries, our indemnitee (PM USA), and other members of the industry are defendants. The plaintiff, the government of the province of British Columbia, brought a claim based upon legislation enacted by the province authorizing the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, resulting from a “tobacco related wrong.” The Supreme Court has held that the statute is constitutional. We and certain other non-Canadian defendants challenged the jurisdiction of the court. The court rejected the jurisdictional challenge. Pre-trial discovery is ongoing. The court has granted plaintiff’s request that the target trial date of September 2011 be postponed indefinitely.

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

In the first case in Nigeria, The Attorney General of Lagos State v. British American Tobacco (Nigeria) Limited, et al., High Court of Lagos State, Lagos, Nigeria, filed April 30, 2007, our subsidiary and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. In February 2008, our subsidiary was served with a Notice of Discontinuance. The claim was formally dismissed in March 2008. However, the plaintiff has since refiled its claim. Our subsidiary has been served with the refiled complaint and is in the process of making challenges to service and the Court’s jurisdiction. We currently conduct no business in Nigeria.

In the second case in Nigeria, The Attorney General of Kano State v. British American Tobacco (Nigeria) Limited, et al., High Court of Kano State, Kano, Nigeria, filed May 9, 2007, our subsidiary and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. The case is in the early stages of litigation, and the defendants have filed various preliminary motions, upon which the court is yet to rule. Our subsidiary has been served with the complaint and is in the process of making challenges to service and the Court’s jurisdiction.

In the third case in Nigeria, The Attorney General of Gombe State v. British American Tobacco (Nigeria) Limited, et al., High Court of Gombe State, Gombe, Nigeria, filed May 18, 2007, our subsidiary and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. In July 2008, the court dismissed the case against all defendants based on the plaintiff’s failure to comply with various procedural requirements when filing and serving the claim. The plaintiff did not appeal the dismissal. However, in October 2008, the plaintiff refiled its claim. In February 2010, the plaintiff attempted service of process on Philip Morris International Inc. Philip Morris International Inc. is in the process of making challenges to service and the Court’s jurisdiction.

In the fourth case in Nigeria, The Attorney General of Oyo State, et al., v. British American Tobacco (Nigeria) Limited, et al., High Court of Oyo State, Ibadan, Nigeria, filed May 25, 2007, our subsidiary and other members of the industry are defendants. Plaintiffs seek reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. The case is in the early stages of litigation, and the defendants have filed various preliminary motions, upon which the court is yet to rule. Our subsidiary has been served with the complaint and is in the process of making challenges to service and the Court’s jurisdiction.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In the fifth case in Nigeria, The Attorney General of Ogun State v. British American Tobacco (Nigeria) Limited, et al., High Court of Ogun State, Abeokuta, Nigeria, filed February 26, 2008, our subsidiary and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. Our subsidiary has been served with notice of the claim and is in the process of making challenges to service and the Court’s jurisdiction.

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

As of May 1, 2010, there were a number of lights cases pending against our subsidiaries or indemnitees, as follows:

•	3 cases brought on behalf of various classes of individual plaintiffs (some overlapping) in Israel, compared with 3 such cases on May 1, 2009, and 2 such cases on May 1, 2008; and

•

1,964 cases brought by individuals against our subsidiaries in the equivalent of small claims courts in Italy, where the maximum damages claimed are approximately one thousand Euros per case, compared with 2,010 such cases on May 1, 2009, and 2,013 such cases on May 1, 2008.

In one class action pending in Israel, El-Roy, et al. v. Philip Morris Incorporated, et al., District Court of Tel-Aviv/Jaffa, Israel, filed January 18, 2004, our subsidiary and our indemnitees (PM USA and our former importer Menache H. Eliachar Ltd.) are defendants. The plaintiffs filed a purported class action claiming that the class members were misled by the descriptor “lights” into believing that lights cigarettes are safer than full flavor cigarettes. The claim seeks recovery of the purchase price of lights cigarettes and compensation for distress for each class member. Hearings took place in November and December 2008 regarding whether the case meets the legal requirements necessary to allow it to proceed as a class action. The parties’ briefing on class certification is scheduled to be completed in September 2010.

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

As of May 1, 2010, there were 10 public civil actions pending against our subsidiaries in Argentina (1), Brazil (2), Colombia (6) and Venezuela (1), compared with 12 such cases on May 1, 2009, and 8 such cases on May 1, 2008.

In the public civil action in Argentina, Asociación Argentina de Derecho de Danos v. Massalin Particulares S.A., et al., Civil Court of Buenos Aires, Argentina, filed February 26, 2007, our subsidiary and another member of the industry are defendants. The plaintiff, a consumer association, seeks the establishment of a relief fund for reimbursement of medical costs associated with diseases allegedly caused by smoking. Our subsidiary filed its answer in September 2007. In March 2010, the case file was transferred to the Federal Court on Administrative Matters after the Civil Court granted the plaintiff’s request to add the national government as a co-plaintiff in the case.

In the first public civil action in Brazil, Osorio v. Philip Morris Brasil Industria e Comercio Ltda., et al., Federal Court of São Paulo, Brazil, filed September 2003, our subsidiary, another member of the industry and various government entities are defendants. The plaintiff seeks a ban on the production and sale of cigarettes on the grounds that they are harmful to health and cause the government to spend money on health care. Plaintiff alleges that smoking violates the Brazilian constitutional right to health, that smokers have no free will because they are addicted, and that ETS is harmful. Plaintiff seeks the suspension of the defendants’ licenses to manufacture cigarettes, the revocation of any import licenses for tobacco-related products, the collection of all tobacco-containing products from the market, and a daily fine amounting to R$1 million (approximately $560,000) for any violation of the injunction order. Our subsidiary filed its answer in June 2004. In January 2010, the court dismissed the case. Plaintiff failed to appeal and the decision is now final. As a result, this case is not included in the case statistics mentioned above. We will no longer report on this case.

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

In the first public civil action in Colombia, Garrido v. Philip Morris Colombia S.A., Civil Court of Bogotá, Colombia, filed August 28, 2006, our subsidiary is a defendant. The plaintiff seeks various forms of injunctive relief, including the ban of the use of “lights” descriptors, and requests that defendant be ordered to finance a national campaign against smoking. Our subsidiary filed its answer in April 2007. In February 2010, the trial court dismissed the case. Plaintiff has appealed.

In the second public civil action in Colombia, Garrido v. Coltabaco (Garrido II), Civil Court of Bogotá, Colombia, filed October 27, 2006, our subsidiary is a defendant. The plaintiff’s claims are identical to those in Garrido, above. Our subsidiary filed its answer in April 2007. In September 2009, the trial court dismissed the case on the merits. Plaintiff appealed, and in April 2010, the appellate court affirmed the ruling of the trial court. This decision is final, and as a result, this case is not included in the case statistics mentioned above. We will no longer report on this case.

In the third public civil action in Colombia, Morales v. Philip Morris Colombia S.A. and Colombian Government, Administrative Court of Bogotá, Colombia, filed February 12, 2007, our subsidiary and a government entity are defendants. The plaintiff alleges violations of the collective right to a healthy environment, public health rights, and the rights of consumers, and that the government failed to protect those rights. Plaintiff seeks various monetary damages and other relief, including a ban on descriptors and a ban on cigarette advertising. Our subsidiary filed its answer in March 2007. In April 2010, the trial court dismissed the case. Plaintiff has appealed.

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

In the seventh public civil action in Colombia, Ibagué Public Prosecutor v. Republic of Colombia (Ministry of Social Protection), et al., Administrative Court of Ibagué, Colombia, filed August 11, 2009, our subsidiary is a defendant. Plaintiff alleges that the public’s collective right to health, safety and enjoyment of a safe environment, have been violated. Plaintiff seeks (i) a ban on the sale of cigarettes; (ii) a ban on all cigarette advertising and promotion; (iii) the development of strategies to rehabilitate smoking addicts; and (iv) the implementation of a program designed to eradicate smoking in Colombia within a “reasonable” period of time. Our subsidiary has not yet been served with the complaint.

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

Third-Party Guarantees

At March 31, 2010, PMI’s third-party guarantees were $6 million, of which $2 million have no specific expiration dates. The remainder expires through 2013 with $1 million expiring through March 31, 2011. PMI is required to

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

perform under these guarantees in the event that a third party fails to make contractual payments. PMI does not have a liability on its condensed consolidated balance sheet at March 31, 2010, as the fair value of these guarantees is insignificant due to the fact that the probability of future payments under these guarantees is remote.

Under the terms of the Distribution Agreement between Altria and PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. PMI does not have a liability recorded on its balance sheet at March 31, 2010, as the fair value of this indemnification is insignificant since the probability of future payments under this indemnification is remote.

Note 11. Income Taxes:

Income tax provisions for jurisdictions outside the United States, as well as state and local income tax provisions, were determined on a separate company basis and the related assets and liabilities were recorded in PMI’s condensed consolidated balance sheets.

PMI’s effective tax rates for the three months ended March 31, 2010 and 2009 were 29.6% and 29.8%, respectively. The effective tax rates are based on PMI’s full-year geographic earnings mix projections and cash repatriation plans. Changes in earnings mix or in cash repatriation plans could have an impact on the effective tax rates, which PMI monitors each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

PMI is regularly examined by tax authorities around the world. It is reasonably possible that within the next 12 months certain examinations will close, which could result in a decrease in unrecognized tax benefits along with related interest and penalties. An estimate of the range of the possible decrease cannot be made at this time.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12. Indebtedness:

Short-term Borrowings:

At March 31, 2010 and December 31, 2009, PMI’s short-term borrowings, consisting primarily of commercial paper, had a carrying value of $1,050 million and $1,662 million, respectively. The fair value of PMI’s short-term borrowings, based on current market interest rates, approximates carrying value.

Long-term Debt:

At March 31, 2010 and December 31, 2009, PMI’s long-term debt consisted of the following (in millions):

	March 31, 2010	December 31, 2009
U.S. dollar notes, 4.50% to 6.875% (average interest rate 5.640%), due through 2038	$8,183	$7,199
Foreign currency obligations:
Euro notes payable (average interest rate 5.240%), due through 2016	5,028	5,378
Swiss franc notes payable (average interest rate 3.625%), due through 2013	941	969
Other (average interest rate 5.09%), due through 2024	808	208

	14,960	13,754
Less current portion of long-term debt	151	82

	$14,809	$13,672

In March 2010, PMI issued $1.0 billion of 4.50% U.S. dollar notes due March 2020 under its shelf registration statement. Interest is payable semiannually beginning September 2010. The net proceeds from the sale of the securities ($983 million) are being used to meet PMI’s working capital requirements, repurchase PMI’s common stock, refinance debt or for general corporate purposes.

Other foreign currency debt at March 31, 2010 includes long-term debt from our business combination in the Philippines. For further details on this business combination, see Note 7. Acquisitions and Other Business Arrangements. Other foreign currency debt also includes capital lease obligations and mortgage debt.

Credit Facilities:

On March 29, 2010, we entered into a new multi-year revolving credit facility in the amount of $2.5 billion, which expires on September 30, 2013. This new revolving credit facility replaces our Euro 2.0 billion 5-year revolving credit facility, which was to expire on May 12, 2010, and our $1.0 billion 3-year revolving credit facility, which was to expire on December 4, 2010. At March 31, 2010, PMI’s committed credit facilities were $5.2 billion, and there were no borrowings outstanding under these committed credit facilities.

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

Securities Available for Sale- Warrants

PMI assesses the fair value of securities available for sale, which consist of warrants to purchase third-party common stock, by using a Black-Scholes methodology based on observable market inputs that include stock prices, prevailing risk-free rates, dividend yield and volatility. These warrants have been classified within Level 2.

Derivative Financial Instruments – Foreign Exchange Contracts

PMI assesses the fair value of its derivative financial instruments, which consist of foreign exchange forward contracts, foreign currency swaps and foreign currency options, using internally developed models that use, as their basis, readily observable market inputs. The fair value of PMI’s foreign exchange forward contracts is determined by using the prevailing foreign exchange spot rates and interest rate differentials, and the respective maturity dates of the instruments. The fair value of PMI’s currency options is determined by using a Black-Scholes methodology based on foreign exchange spot rates and interest rate differentials, currency volatilities and maturity dates. PMI’s derivative financial instruments have been classified within Level 2. See Note 6. Financial Instruments for additional discussion on derivative financial instruments.

Debt – Long-Term Notes

The fair value of PMI’s outstanding long-term notes, as utilized solely for disclosure purposes, is determined by utilizing quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. The aggregate carrying value of PMI’s debt, excluding $179 million of capital lease obligations, was $14,781 million at March 31, 2010. The fair values of PMI’s outstanding long-term notes have been classified within Level 1 and Level 2.

The aggregate fair value of PMI’s securities available for sale, derivative financial instruments and debt as of March 31, 2010, was as follows (in millions):

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	At March 31, 2010	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Warrants	$4	$—	$4	$—
Foreign exchange contracts	121		121

Total assets	$125	$—	$125	$—

Liabilities:
Long-term notes	$15,977	$15,349	$628	$—
Foreign exchange contracts	49		49

Total liabilities	$16,026	$15,349	$677	$—

Note 14. Accumulated Other Comprehensive Earnings (Losses):

PMI’s accumulated other comprehensive earnings (losses), net of taxes, consisted of the following (in millions):

	At March 31, 2010	At December 31, 2009	At March 31, 2009
Currency translation adjustments	$767	$561	$(1,513)

Pension and other benefits	(1,389)	(1,408)	(1,430)

Derivatives accounted for as hedges	66	19	(25)

Debt and equity securities	3	11	(1)

Total accumulated other comprehensive losses	$(553)	$(817)	$(2,969)

Note 15. Colombian Investment and Cooperation Agreement:

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

At March 31, 2010 and December 31, 2009, PMI had $94 million and $93 million, respectively, of discounted liabilities associated with the Colombian Investment and Cooperation Agreement. These discounted liabilities are primarily reflected in other long-term liabilities on the consolidated balance sheet.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Our Company

We are a holding company whose subsidiaries and affiliates, and their licensees, are engaged in the manufacture and sale of cigarettes and other tobacco products in markets outside the United States of America. We manage our business in four segments:

•	European Union;

•	Eastern Europe, Middle East & Africa (“EEMA”);

•	Asia; and

•	Latin America & Canada.

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

Separation from Altria Group, Inc.

As discussed in Note 4. Transactions with Altria Group, Inc. of our 2009 audited consolidated financial statements and related notes, which are incorporated by reference into our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”), prior to March 28, 2008, we were a wholly-owned subsidiary of Altria Group, Inc. (“Altria”). On January 30, 2008, the Altria Board of Directors announced Altria’s plans to spin off all of its interest in PMI to Altria’s stockholders in a tax-free distribution pursuant to Section 355 of the U.S. Internal Revenue Code. The distribution of all of the PMI shares owned by Altria (the “Spin-off”) was made on March 28, 2008 (the “Distribution Date”) to stockholders of record as of the close of business on March 19, 2008 (the “Record Date”). Altria distributed one share of our common stock for each share of Altria common stock outstanding on the Record Date.

Executive Summary

The following executive summary is intended to provide you with the significant highlights from the Discussion and Analysis that follows.

Consolidated Operating Results for the Three Months Ended March 31, 2010 – The changes in our reported net earnings attributable to PMI and diluted EPS for the three months ended March 31, 2010, from the comparable 2009 amounts, were as follows (in millions, except per share data):

	Reported
	Net Earnings Attributable to PMI	Diluted EPS
For the three months ended March 31, 2009	$1,476	$0.74

2009 Asset impairment and exit costs	1

Currency	126	0.06
Interest	(41)	(0.02)
Change in tax rate	5
Impact of lower shares outstanding and share-based payments		0.05
Operations	136	0.07

For the three months ended March 31, 2010	$1,703	$0.90

Currency – The favorable currency impact during the reporting period was due primarily to the weakness of the U.S. dollar versus the Euro, Australian dollar, Canadian dollar, Indonesian rupiah, Korean won, Mexican peso, Russian ruble and Turkish lira, partially offset by the Swiss franc.

Interest – The unfavorable impact of interest was due primarily to higher average debt levels and lower interest income.

Lower Shares Outstanding and Share-Based Payments – The favorable impact was due primarily to the repurchase of our common stock pursuant to the $13.0 billion two-year share repurchase program.

Income Taxes – Our effective income tax rate for the three months ended March 31, 2010 decreased 0.2 percentage points to 29.6%.

Operations – The increase in our operations reflected in the table above was due primarily to the following:

•	Eastern Europe, Middle East & Africa: Higher pricing, partially offset by lower volume/mix and higher manufacturing costs;

•	Latin America & Canada: Higher pricing and favorable volume/mix, partially offset by higher manufacturing costs; and

•	European Union: Higher pricing, partially offset by lower volume/mix and higher marketing, administration and research costs.

partially offset by:

•	Asia: Higher manufacturing costs and lower volume/mix, partially offset by higher pricing

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2010 Forecasted Results – The current worldwide economic recession has affected the markets in which we operate. The fragility of the economic recovery and its geographic disparity, coupled with its uncertain impact on employment levels and currency volatility, naturally warrants a cautious outlook for 2010. We expect that our full-year volume performance excluding acquisitions will parallel that recorded in 2009 as a result of further market contractions. On April 22, 2010, we reaffirmed our forecast for 2010 full-year reported diluted EPS to be in a range of $3.75 to $3.85 versus $3.24 in 2009 based on exchange rates prevailing at that date. Excluding currency, reported diluted EPS are projected to increase by approximately 10% to 13%. The uncertainty created by very recent heightened currency volatility remains a risk to these projections. This guidance excludes the impact of any potential future acquisitions, asset impairment and exit cost charges, and any unusual events. The factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast.

Discussion and Analysis

Consolidated Operating Results

See pages 60-64 for a discussion of our Cautionary Factors That May Affect Future Results. Our cigarette volume, net revenues, excise taxes on products and operating companies income by segment were as follows (in millions):

	For the Three Months Ended March 31,
	2010	2009
Cigarette volume:
European Union	52,329	54,940
Eastern Europe, Middle East & Africa	64,145	67,678
Asia	63,215	56,768
Latin America & Canada	25,046	23,989

Total cigarette volume	204,735	203,375

Net revenues:
European Union	$6,748	$6,050
Eastern Europe, Middle East & Africa	3,356	2,831
Asia	3,562	2,857
Latin America & Canada	1,921	1,548

Net revenues	$15,587	$13,286

Excise taxes on products:
European Union	$4,564	$4,063
Eastern Europe, Middle East & Africa	1,610	1,379
Asia	1,689	1,267
Latin America & Canada	1,228	980

Excise taxes on products	$9,091	$7,689

Operating income:
Operating companies income:
European Union	$1,062	$967
Eastern Europe, Middle East & Africa	770	586
Asia	724	661
Latin America & Canada	217	155
Amortization of intangibles	(20)	(15)
General corporate expenses	(38)	(34)

Operating income	$2,715	$2,320

As discussed in Note 9. Segment Reporting to our consolidated financial statements, we evaluate segment performance and allocate resources based on operating companies income, which we define as operating income before general corporate expenses and amortization of intangibles. We believe it is appropriate to disclose this measure to help investors analyze the business performance and trends of our various business segments.

References to total international cigarette market, total cigarette market, total market and market shares throughout this Discussion and Analysis are our estimates based on a number of internal and external sources.

Consolidated Operating Results for the Three Months Ended March 31, 2010

The following discussion compares our consolidated operating results for the three months ended March 31, 2010, with the three months ended March 31, 2009.

Our cigarette shipment volume of 204.7 billion units increased 1.4 billion (0.7%), due primarily to gains in Asia, primarily driven by Indonesia, double-digit growth in Korea and incremental volume of 6.1 billion units from the new business combination in the Philippines; and in Latin America & Canada, mainly from growth in Canada, Colombia and Mexico. These gains offset declines in the European Union, primarily due to the economic downturn in the Baltic States and Spain, where our cigarette shipment volume declined by 52.8% and 13.7%, respectively; and in EEMA, due to the impact of several significant tax-driven price increases in Romania and Turkey, and weak economic conditions in Ukraine, where volumes declined by 72.2%, 20.6% and 26.5%, respectively. Excluding acquisitions, our cigarette shipment volume was down 2.3%.

Our market share performance registered a stable or growing trend in a number of markets, including Algeria, Argentina, Austria, Australia, Belgium, Brazil, Bulgaria, Canada, Egypt, Hungary, Indonesia, Italy, Japan, Korea, Malaysia, Mexico, the Netherlands, the Philippines, Poland, Russia, Singapore, the Slovak Republic, Switzerland and Ukraine.

Total cigarette shipments of Marlboro of 70.6 billion units were down 0.6%, due primarily to decreases in the European Union, primarily reflecting a share decline in Germany, lower share and trade inventory movements in Greece, and the impact of the economic crisis in Spain; and in EEMA, mainly reflecting tax-driven price increases in Romania and Turkey. These decreases were partially offset by growth in Asia, driven by volume gains in the Philippines and Korea; and in Latin America & Canada, fueled by growth in Argentina, Colombia and Mexico. Total cigarette shipments of L&M of 20.1 billion units were down by 6.3%, with growth in the European Union of 6.6% offset by declines in the other regions. Driven by a decrease in shipments in Spain and Ukraine, total cigarette shipments of Chesterfield declined 11.7%. Total cigarette shipments of Parliament were down by 11.6%, primarily in Turkey, reflecting the impact of the January 2010 tax-driven price increase. Total cigarette shipments of Lark decreased by 4.5%, with growth in Turkey offset by Japan, and Bond Street increased by 6.5%, driven by double-digit growth in Russia.

Total shipment volume of other tobacco products (in cigarette equivalent units) grew by 43.5%, primarily fueled by the acquisition of Swedish Match South Africa (Proprietary) Limited. Excluding acquisitions, shipment volume of other tobacco products was down by 17.0%, primarily due to lower volume in Poland, reflecting the impact of the excise tax alignment of pipe tobacco to roll-your-own in the first quarter of 2009. Total shipment volume for cigarettes and other tobacco products was up by 1.5%, and down by 2.6% excluding acquisitions.

Net revenues, which include excise taxes billed to customers, increased $2.3 billion (17.3%). Excluding excise taxes, net revenues increased $899 million (16.1%) to $6.5 billion. This increase was due to favorable currency ($453 million), net price increases ($449 million) and the impact of acquisitions ($104 million), partially offset by lower volume/mix ($107 million).

Excise taxes on products increased $1.4 billion (18.2%), due primarily to currency movements ($828 million) and higher excise taxes resulting from changes in retail prices and tax rates ($799 million), partially offset by volume/mix ($241 million). As discussed under the caption “Business Environment,” governments have consistently increased excise taxes in most of the markets in which we operate. We expect excise taxes to continue to increase.

Cost of sales increased $401 million (20.3%), due primarily to currency movements ($223 million), higher manufacturing costs ($90 million, primarily leaf tobacco costs) and the impact of acquisitions ($90 million).

Marketing, administration and research costs increased $99 million (7.7%), due primarily to currency ($39 million), higher general and administrative expenses ($37 million) and acquisitions ($8 million).

Operating income increased $395 million (17.0%). This increase was due primarily to net price increases ($449 million) and favorable currency ($189 million), partially offset by lower volume/mix ($105 million), higher manufacturing costs ($90 million) and higher general and administrative expenses ($37 million).

Currency movements increased net revenues by $1.3 billion ($453 million, after excluding the impact of currency movements on excise taxes) and operating income by $189 million. These increases were due primarily to the weakness of the U.S. dollar versus the Euro, Australian dollar, Canadian dollar, Indonesian rupiah, Korean won, Mexican peso, Russian ruble and Turkish lira, partially offset by the Swiss franc.

Interest expense, net, of $223 million increased $65 million, due primarily to higher average debt levels and lower interest income.

Our effective tax rate decreased 0.2 percentage points to 29.6%, which is presently the estimated effective tax rate for the full-year 2010. The effective tax rate is based on our full-year geographic earnings mix and cash repatriation activities and plans. Changes in our cash repatriation plans could have an impact on the effective tax rate, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

We are regularly examined by tax authorities around the world. It is reasonably possible that within the next 12 months certain examinations will close, which could result in a decrease in unrecognized tax benefits along with related interest and penalties. An estimate of the range of the possible decrease cannot be made at this time.

Net earnings attributable to PMI of $1.7 billion increased $227 million (15.4%). This increase was due primarily to higher operating income, partially offset by higher interest expense, net. Diluted and basic EPS of $0.90 increased by 21.6%. Excluding a favorable currency impact of $0.06, diluted EPS increased 13.5%.

Operating Results by Business Segment

Business Environment

Taxes, Legislation, Regulation and Other Matters Regarding the Manufacture, Marketing, Sale and Use of Tobacco Products

The tobacco industry faces a number of challenges that may adversely affect our business, volume, results of operations, cash flows and financial position. These challenges, which are discussed below and in “Cautionary Factors That May Affect Future Results,” include:

•	actual and proposed tobacco legislation and regulation;

•	actual and proposed excise tax increases, as well as changes in excise tax structures, including minimum retail selling price systems;

•	price gaps and changes in price gaps between premium and lower price brands;

•	significant governmental actions aimed at imposing regulatory requirements impacting our ability to communicate with adult consumers and differentiate our products from competitors’ products;

•	increased efforts by tobacco control advocates to “denormalize” smoking and seek the implementation of extreme regulatory measures;

•	proposed legislation to mandate plain (generic) packaging resulting in the expropriation of our trademarks;

•	pending and threatened litigation as discussed in Note 10. Contingencies;

•	actual and proposed requirements for the disclosure of cigarette ingredients and other proprietary information without adequate trade secret protection;

•	disproportionate testing requirements and performance standards;

•	actual and proposed restrictions on the use of ingredients, including a complete ban of ingredients;

•	actual and proposed restrictions on imports in certain jurisdictions;

•	actual and proposed restrictions affecting tobacco manufacturing, packaging, marketing, advertising, product display and sales;

•	governmental and private bans and restrictions on smoking;

•	illicit trade in cigarettes and other tobacco products, including counterfeit and contraband;

•	the outcome of proceedings and investigations, and the potential assertion of claims, and proposed regulation relating to contraband shipments of cigarettes; and

•	governmental investigations.

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

On February 16, 2010, the Council of Ministers of Finance in the EU voted to adopt a new Directive (2010/12/EU) amending the existing tobacco tax directives in the EU. The new EU Directive, which Member States will have to implement into national legislation, provides for tax increases from the current minimum of Euro 64 and 57% of excise tax on Most Popular Price Category to Euro 90 on all cigarettes and 60% on the Weighted Average Price by 2014. Lithuania, Latvia, Estonia, Bulgaria, Romania, Hungary, Poland and Greece received a transition period until the end of 2017 to achieve these new requirements. Moreover, the new Directive gives greater flexibility to Member States to use minimum taxes and specific taxes, ensures gradual increases of the tax levels of fine-cut tobaccos, and tightens the existing product definitions in order to create a more level playing field among the various tobacco product categories.

Tax increases and discriminatory tax structures are expected to continue to have an adverse impact on our sales of cigarettes, due to lower consumption levels and to a shift in consumer purchases from the premium to non-premium or discount segments or other low-price or low-taxed tobacco products such as fine-cut tobacco products and/or counterfeit and contraband products.

Minimum Retail Selling Price Laws: Several EU Member States (Austria, France, Ireland, and Italy) have enacted laws establishing a minimum retail selling price for cigarettes and, in some cases, other tobacco products. The European Commission has filed actions against these Member States in the European Court of Justice claiming that these countries’ minimum retail selling price systems infringed EU law. On March 4, 2010, the Court of Justice issued an opinion in the proceedings against Austria, France and Ireland, agreeing with the position of the European Commission. The Court has not yet issued a ruling in the proceeding against Italy. The ruling against Austria, France and Ireland could adversely impact excise tax levels and/or price gaps in those markets, depending on how these Member States will implement the ruling, taking into account, among other things, the greater flexibility under the new tobacco excise Directive (2010/12/EU) to impose minimum taxes and specific taxes.

Framework Convention on Tobacco Control: The World Health Organization’s (“WHO”) Framework Convention for Tobacco Control (“FCTC”) entered into force on February 27, 2005. As of May 2010, 167 countries, as well as the European Community, have become Parties to the FCTC. The FCTC is the first international public health treaty, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and, in certain instances, requires) Parties to have in place or enact legislation that would:

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

We have viewed the FCTC as a positive catalyst for comprehensive regulation, focusing governments on the need to develop and implement effective tobacco policies. The speed at which tobacco regulation has been adopted in our markets has increased as a result of the treaty. In many respects, the areas of regulation we support mirror provisions of the FCTC, such as regulation of advertising and marketing, product content and emissions, sales to minors, and public smoking and the use of tax and price policy to achieve public health objectives. However, we disagree with the language of the FCTC that calls for a total ban on marketing, a total ban on public smoking, a ban on the sale of duty free cigarettes, and the use of litigation against the tobacco industry. We also believe that excessive taxation can have significant adverse consequences.

Following the entry into force of the FCTC, the Conference of the Parties, the governing body of the FCTC, has adopted several Guidelines that provide non-binding recommendations to the Parties supplementing specific Articles of the Treaty. Many of the recommendations contained in the Guidelines reflect an extreme application of the Treaty, are not based on sound evidence of a public health benefit, are likely to lead to adverse consequences such as an increase in illicit trade and an increase in sales of low-price cigarettes, and, as a result, are likely to undermine public health objectives. The recommendations include measures that we strongly oppose such as point of sale display bans, a ban on the use of colors in packaging, a ban on all forms of communications to adult smokers and limiting tobacco industry involvement in the development of tobacco policy and regulations. Another recommended measure that we strongly oppose is the introduction of plain (generic) packaging because plain packaging will result in the expropriation of our trademarks, harm competition and undermine public health, as we explain in more detail below. It is not possible to predict whether or to what extent the Guidelines will be adopted by governments. If governments choose to implement regulation based on these extreme recommendations, such regulation may adversely affect our business, volume, results of operations, cash flows and financial position. In some instances, including those described below, where such regulation has been adopted, we have commenced legal proceedings challenging the regulation. It is not possible to predict the outcome of these legal proceedings.

The fourth session of the Conference of Parties will take place from November 15-20, 2010, and is expected to adopt a first set of Guidelines regarding the regulation of the contents and disclosures of tobacco products (Articles 9 and 10 FCTC).

Plain Packaging: As noted above, the Conference of the Parties adopted Guidelines to the FCTC recommending plain packaging. We strongly oppose the imposition of plain packaging. Such a measure would not only constitute an expropriation of our valuable trademarks, but would be a pure and simple confiscation of the core of our business. Transforming the industry into a low price commodity business will not reduce consumption, smoking incidence or initiation. Plain packaging is a misguided measure that will undermine the public health objectives of its proponents. Worse it will impair free competition, jeopardize freedom of trade, stifle product innovation and spur illicit trade and counterfeit activity to the detriment of the legitimate industry, its entire supply chain and government revenues. Further, the imposition of plain packaging would violate the terms of international treaties governing the protection of industrial property and the trade-related aspects of intellectual property rights. PMI will take all steps necessary to ensure that all constituencies understand the consequences of such a measure, and to obtain all protection and relief to which it is entitled under the law. In 2008, the UK Department of Health sought comment on the possibility of mandating plain packaging among several other regulatory measures. At the time, the Department of Health stated, “The research evidence into this initiative [plain packaging] is speculative, relying on asking people what they might do in a certain situation.” In its final regulation published in 2009, the Department of Health did not take any action on plain packaging. In February 2010, the UK Department of Health published a report on its tobacco control policy in which the Department stated that it was continuing to consider plain packaging. The Department stated, however, that “the evidence base regarding ‘plain packaging’ needs to be carefully examined” and that the Department will encourage research to further its understanding of the links between packaging and tobacco consumption. The Department also said that it would “seek views on, and give weight to, the legal implications of restrictions on packaging for intellectual property rights and freedom of trade.” In 2009, the Australian National Preventative Health Taskforce issued a report on regulation of tobacco, alcohol and obesity, which recommended that the Australian Government, among other things, require plain packaging. In April 2010, the Australian Government announced its intention to seek legislation in 2011 that would mandate some form of plain packaging. Prior to that, in August 2009, an independent senator introduced legislation for plain packaging in the Australian Senate. In November 2009, the bill was referred to the Senate Community Affairs Legislation Committee. A report from the Senate Committee has been postponed and is now expected in August 2010. It is not possible to predict the outcome of this legislation or that slated for introduction in 2011. In Lithuania, an individual legislator introduced a proposal for plain packaging in December 2009, but in March 2010, the proposal was rejected by the Lithuanian Parliament because of constitutional concerns.

Tar and Nicotine Test Methods: A number of public health organizations throughout the world, including WHO, have determined that the existing International Standards Organization (“ISO”) machine-based methods for measuring tar and nicotine yields provide misleading information about tar and nicotine inhaled by the smoker, and that the ISO-based numbers should not be displayed. We have expressed the view that ISO numbers do not accurately reflect human smoking, and we therefore supported recommendations to supplement the ISO test method with the more intensive Health Canada method. The Health Canada method blocks ventilation holes, increases the puffs taken per minute and the volume of smoke in each puff. We believe that a combination of the two methods would better illustrate the wide variability in the delivery of tar, nicotine and carbon monoxide, depending upon how an individual smokes a cigarette. The WHO’s Study Group on Tobacco Regulation (“TobReg”) (its expert committee on tobacco product regulation) and the Conference of the Parties Working Group on tobacco regulation have recommended the use of ISO and Health Canada methods for testing smoke constituent yields. Both the WHO and the Conference of the Parties Working Group continue to recommend that yields of tar, nicotine, carbon monoxide and other constituents should not be disclosed to consumers. Our position with respect to this recommendation is explained below.

Brand Descriptors: In light of public health concerns about the limitations of current machine measurement methodologies, governments and public health organizations have increasingly prohibited the use of brand descriptors such as “light,” “mild” and “low tar.” Many countries, including the entire EU, prohibit or are in the process of prohibiting descriptors such as “lights.” The FCTC requires the Parties to adopt and implement measures to ensure that tobacco product packaging and labeling, including descriptive terms, do not create “the false impression that a particular tobacco product is less harmful than other tobacco products.” In most countries where such descriptors are banned, tar, nicotine and carbon monoxide yields are still required to be printed on packs of cigarettes. We believe that it is inconsistent to ban descriptors while also mandating the printing of tar, nicotine and carbon monoxide yields on packs. Thus, we have agreed with public health advocates that governments should prohibit the printing of tar, nicotine and carbon monoxide yields on packs of cigarettes. Alternatively, consistent with our support of requiring testing using both the ISO and Health Canada test methods, we would support requiring the printing of both yields, which would reflect a range of smoke intake.

Some public health advocates, governments, and the Guidelines issued by the FCTC’s Conference of the Parties have called for a ban or restriction on the use of colors, which they claim are also used to signify that some brands provide lower yields of tar, nicotine and other smoke constituents. Other governments have banned, sought to ban or restricted the use of descriptive terms, including terms such as “premium,” “full flavor,” “international,” “gold,” and “silver,” and one permits only one pack variation per brand arguing that such terms or pack variations are inherently misleading. We believe such regulations are unreasonably broad, go beyond the scope and intent of legislation designed to prevent consumers from believing that one brand is less harmful than another, unduly restrict our intellectual property and other rights, and violate international trade commitments. As such, we oppose these types of regulations and in some instances we have commenced litigation to challenge them.

Testing and Reporting of Other Smoke Constituents: Several countries, including, for instance, Brazil, Canada, Taiwan and Venezuela, require manufacturers to test and report to regulators certain by-brand yields of other smoke constituents from the 45 to 80 that have been identified as potential causes of tobacco-related diseases. Testing and reporting of some of these constituents is being considered by the FCTC’s Conference of the Parties Working Group on product regulation, TobReg, national regulators and the public health community. We measure many of these constituents for our product research and development purposes, and support efforts to develop reasonable regulation in this area. However, there is no international consensus on which smoke constituents cause the full range of diseases associated with tobacco use, and no validated analytical method to measure the constituents’ yields in the smoke. Moreover, there is extremely limited capacity to conduct by-brand testing on a global basis. In its 2008 progress report on these issues, the Conference of the Parties Working Group, following a proposal by TobReg, identified nine smoke constituents for which methods for testing and measuring yields should be validated as a priority, and estimated that validation of the applicable methods for these constituents (and for certain compounds in tobacco plants) would take five and a half years. It is not certain when actual testing requirements will be recommended by the Conference of the Parties and whether individual countries will adopt them, although bills to require testing of a wide range of smoke constituent yields are pending in some countries. The cost of by-brand testing could be significant, and public health groups, including the Conference of the Parties Working Group, have recommended that tobacco companies should be required to bear the burden of testing expenses.

Ceilings on Tar, Nicotine, Carbon Monoxide and Other Smoke Constituents: Despite the fact that public health authorities have questioned the significance of ISO-measured tar, nicotine and carbon monoxide yields, a number of countries, including all EU Member States, have established maximum yields of tar, nicotine and/or carbon monoxide, as measured by the ISO standard test method, and none of them have suggested that ISO-based ceilings be eliminated. Nor has any country to date proposed ceilings based on an alternative test method or for other smoke constituents. However, in February 2009, TobReg published a report in which it recommended that governments establish ceilings for nine specific smoke constituents, including tobacco-specific nitrosamines. The TobReg proposal would set ceilings based on the median yield for each constituent in the market determined by testing all brands sold in the market. Although this concept of “selective constituent reduction” is supported by some public health officials, several public health advocates and scientists have criticized the proposal on the grounds that selectively reducing some constituents in conventional cigarettes will not lead to a meaningful reduction in disease and thus will not benefit public health and/or will mislead consumers into believing that conventional cigarettes with regulated (i.e., reduced) levels of these constituents are safer. In fact, TobReg recognizes that it cannot prove that its proposed ceilings will result in reduced risk of disease or reduced harm, but argues that its proposal is appropriately based on the precautionary principle. As stated above, in its 2008 progress report, the Conference of the Parties Working Group identified the nine TobReg smoke constituents as priorities for which methods for testing and measuring yields should be validated, but did not comment on performance standards or ceilings.

Ingredient Disclosure Laws: Many countries have enacted or proposed legislation or regulations that require cigarette manufacturers to disclose to governments and to the public the ingredients used in the manufacture of cigarettes and, in certain cases, to provide toxicological information about those ingredients. While we believe the public health objectives of these requests can be met without providing exact by-brand formulae, we have made and will continue to make full disclosures to governments where adequate assurances of trade secret protection are provided. For example, under the EU Tobacco Products Directive, tobacco companies are required to disclose ingredients and toxicological information to each Member State. In May 2007, the Commission published guidelines for full by-brand reporting requirements. We have made ingredient disclosures following these guidelines and in compliance with the laws of EU Member States, making full by-brand disclosures in a manner that protects trade secrets. In jurisdictions where appropriate assurances of trade secret protection are not possible to obtain, we will seek to resolve the matter with governments through alternative options.

Restrictions and Bans on the Use of Ingredients: Several countries have laws and/or regulations restricting the use of ingredients in tobacco products that have been in place for many years. Our products comply with those laws. Until recently, efforts to regulate ingredients have focused on whether ingredients added to cigarettes increase the toxicity and/or addictiveness of cigarette smoke. Increasingly, however, tobacco control advocates and some regulators, including the WHO, the European Commission, and individual governments are considering regulating or have regulated cigarette ingredients with the stated objective of reducing the “palatability” and “attractiveness” of cigarette smoke, smoking and tobacco products. For example, the European Commission is considering reducing attractiveness as a basis for ingredient regulation and the FCTC’s Conference of the Parties Working Group on product regulation is developing Guidelines that are likely to recommend banning or limiting ingredients to reduce the attractiveness and appeal of cigarettes. In October 2009, the Canadian federal government adopted a bill that banned virtually all flavor ingredients in cigarettes and little cigars. The bill, which will be effective as of July 2010, will have the effect of banning traditional American blend cigarettes in Canada, which represent a share of below 1% of the Canadian market. We support regulations that would prohibit the use of ingredients that are determined, based on sound scientific test methods and data, to significantly increase the inherent toxicity and/or addictiveness of smoke. We oppose regulations that would ban ingredients to reduce palatability and attractiveness because, in light of the millions of smokers in countries like Canada who prefer cigarettes without ingredients, there is no reasonable basis to conclude that an ingredient ban would reduce smoking prevalence. A ban, such as that imposed in Canada, discriminates against traditional American blend products and the consumers who prefer them, and will, we believe, result in adverse consequences such as illicit trade.

Bans and Restrictions on Advertising, Marketing, Promotions and Sponsorships: For many years, countries have imposed partial or total bans on tobacco advertising, marketing and promotion. The FCTC calls for a “comprehensive ban on advertising, promotion and sponsorship” and requires governments that have no constitutional constraints to ban all forms of advertising. Where constitutional constraints exist, the FCTC requires governments to restrict or ban radio, television, print media, other media, including the Internet, and sponsorships of international events within five years of the effective date of a country’s ratification of the FCTC. The FCTC also requires disclosure of expenditures on advertising, promotion and sponsorship where such activities are not prohibited. The Conference of the Parties adopted Guidelines, which recommend that governments adopt extreme and sweeping prohibitions, including all forms of communications to adult smokers. We oppose complete bans on advertising but support limitations on marketing, provided that manufacturers retain the ability to communicate directly to adult smokers.

Bans on Display of Tobacco Products at Retail: Some countries have adopted bans of product displays at point of sale, most recently the UK in October 2009. We oppose product display bans on the grounds that evidence does not show that they have any material impact on public health, and that they will encourage lower prices, unnecessarily restrict non-price competition, and encourage illicit trade - all of which undermine public health objectives. In Ireland, where a prohibition of product display at retail came into effect on July 1, 2009, two of our subsidiaries and an independent retailer have commenced legal proceedings to overturn the prohibition. In Norway, where a prohibition of product display at retail came into effect on January 1, 2010, one of our subsidiaries has commenced legal proceedings to overturn the prohibition. In the UK, where a display ban is due to come into force effective October 2011, we commenced legal proceedings in April 2010, along with three individual retailers and a retailers’ business association, seeking to overturn the ban.

Health Warning Requirements: Many countries require substantial health warnings on cigarette packs. In the EU, for example, health warnings currently must cover between 30% and 35% of the front and between 40% and 50% of the back of cigarette packs. The FCTC requires health warnings that cover, at a minimum, 30% of the front and back of the pack, and recommends warnings covering 50% or more of the front and back of the pack. There is a worldwide development towards significantly increased sizes of health warnings. For example, the size of health warnings is 30% front and 90% back in Australia, 65% front and 30% back in Turkey, 50% front and 50% back in Canada, Chile and Singapore, and a recent decree in Uruguay mandated health warnings covering 80% of the front and 80% of the back of cigarette packs. We support health warning requirements and, with certain exceptions, defer to the governments on the content of the warnings. In countries where health warnings are not required, we place them on packaging voluntarily in the official language or languages of the country. For example, we are voluntarily placing health warnings in many African countries in official local languages occupying 30% of the front and back of the pack. We oppose disproportionate warning size requirements that go beyond warning consumers about the health effects of smoking, instead infringing on our intellectual property rights and depriving us of our ability to use distinctive trademarks and pack designs to differentiate our products from those of our competitors. In some markets, for example in Uruguay, we have commenced legal proceedings challenging the disproportionate warning size requirements. We also oppose regulations that would require the placement of health warnings in the middle of the front and back of the pack as such placement serves no purpose other than to disrupt our trademarks and pack design. While we believe that textual warnings are sufficient, we do not oppose graphic warnings except for images that vilify tobacco companies and their employees or do not accurately represent the health effects of tobacco use. In some markets, for example in Brazil, we have commenced legal proceedings against the content of certain government-mandated graphic health warnings that do not depict the health effects of smoking.

We support government initiatives to educate the public on the serious health effects of smoking. We have established a Web site that includes, among other things, the views of public health authorities on smoking, disease causation in smokers, addiction and exposure to environmental tobacco smoke (“ETS”). The site reflects our agreement with the medical and scientific consensus that cigarette smoking is addictive, and causes lung cancer, heart disease, emphysema and other serious diseases in smokers. The Web site advises the public to rely on the messages of public health authorities in making all smoking-related decisions. The Web site’s address is www.pmi.com. The information on our Web site is not, and shall not be deemed to be, a part of this document or incorporated into any filings we make with the SEC.

Restrictions on Public Smoking: Reports with respect to the health effects of exposure to ETS have been publicized for many years, and many countries have restricted smoking in public places. The pace and scope of public smoking restrictions have increased significantly in most of our markets. In the EU, Bulgaria, Finland, France, Italy, Ireland, the Netherlands, Sweden and the UK have banned virtually all indoor public smoking. In November 2009, the Council of the European Union adopted a non-binding recommendation calling on all EU Member States to introduce, by 2012, comprehensive public smoking restrictions covering all closed public places, workplaces and public transport. In other regions, many markets have adopted or are likely to adopt substantial public smoking restrictions similar to those in the EU, including Australia, Canada, Hong Kong, Thailand, and Turkey. Some public health groups have called for, and some municipalities have adopted or proposed, bans on smoking in outdoor places, and some tobacco control groups have advocated banning smoking in cars with minors in them. The FCTC requires Parties to the treaty to adopt restrictions on public smoking, and the Conference of the Parties adopted guidelines on public smoking based on the premise that any exposure to ETS is harmful; the Guidelines call for total bans in all indoor public places, defining “indoor” broadly, and reject any exemptions based on type of venue (e.g., nightclubs). On private place smoking, such as in cars and homes, the Guidelines recommend increased education on the risk of exposure to ETS.

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

Reduced Cigarette Ignition Propensity Legislation: Reduced ignition propensity standards have been adopted in Canada and Australia, and are being considered in several other countries, notably New Zealand, South Africa and the EU Member States. On March 25, 2008, the European Commission formally adopted a decision to mandate the European Standards Organization (“CEN”) with the development, through the General Product Safety Directive, of a reduced cigarette ignition propensity standard such as those implemented in New York, other American states and Canada. The CEN is expected to complete its work in the second half of this year. The date by which cigarettes sold in the EU have to comply with the new standard has not yet been fixed. Finland has adopted its own national ignition propensity legislation requiring all cigarettes to be compliant by April 2010. We believe that reduced ignition propensity standards that, according to currently available technology, will increase production costs, should be the same as those applied in New York and other jurisdictions to ensure that they are uniform and technically feasible, and that they are applied equally to all manufacturers.

Illicit Trade: Regulatory measures and related governmental actions to prevent the illicit manufacture and trade of tobacco products are being considered by a number of jurisdictions. Article 15 of the FCTC requires Parties to the treaty to take steps to eliminate all forms of illicit trade, including counterfeiting, and states that national, regional and global agreements on this issue are “essential components of tobacco control.” The Conference of the Parties established an Intergovernmental Negotiating Body (“INB”) to negotiate a protocol on the illicit trade in tobacco products pursuant to Article 15 of the FCTC. The draft protocol included the following main topics:

•	licensing schemes for participants in the tobacco business;

•	“know your customer” requirements;

•	international requirements for the tracking and tracing of tobacco products and tobacco manufacturing equipment;

•	the implementation of laws governing record-keeping;

•	the regulation of Internet sales and duty free sales of tobacco products, including potential bans;

•	measures to implement effective controls on the manufacturing of, and trade in, tobacco products in free zones; and

•	enforcement mechanisms, including the criminalization of participation in illicit trade in various forms and measures to strengthen the abilities of law enforcement agencies to fight illicit trade.

The fourth session of the INB took place in March 2010, without concluding an agreed protocol. However, the INB decided to recommend that the Conference of Parties consider the draft protocol.

We support strict regulations and enforcement measures to prevent all forms of illicit trade in tobacco products, including tracking, tracing, labeling and record-keeping requirements, which could be best implemented through strict licensing systems. We agree that manufacturers should implement state-of-the-art monitoring systems of their sales and distribution practices, and we agree that where appropriately confirmed, manufacturers should stop supplying vendors who are shown to be knowingly engaged in illicit trade. We are also working with a number of governments around the world on specific agreements and memoranda of understanding to address the illegal trade in cigarettes. However, we disagree with some of the draft protocol’s provisions, including the proposed ban of duty free sales, a ban of domestic Internet sales and measures that would impose payments on tobacco product manufacturers in an amount of lost taxes and duties from seized contraband tobacco products regardless of any fault on the manufacturers’ part.

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

In June 2009, our subsidiaries Philip Morris Colombia and Coltabaco entered into an Investment and Cooperation Agreement with the Republic of Colombia, together with the Departments of Colombia and the Capital District of Bogotá, to promote investment and cooperation with respect to the Colombian tobacco market and to fight counterfeit and contraband tobacco products. The agreement provides $200 million in funding to the Colombian governments over a 20-year period to address issues of mutual interest, such as combating the illegal cigarette trade, including the threat of counterfeit tobacco products, and increasing the quality and quantity of locally grown tobacco. See Note 15. Colombian Investment and Cooperation Agreement to our condensed consolidated financial statements.

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

Governmental Investigations: From time to time, we are subject to governmental investigations on a range of matters. As part of an investigation by the Department of Special Investigations (“DSI”) of the government of Thailand into alleged under-declaration of import prices by Thai cigarette importers, the branch office of our subsidiary, Philip Morris (Thailand) Limited (“PM Thailand”), has been informed of DSI’s proposal to bring charges against the branch office for alleged underpayment of customs duties and excise taxes of approximately $2 billion covering the period from July 28, 2003 to February 20, 2007. On September 2, 2009, the DSI submitted the case file to the Public Prosecutor for review. Additionally, the DSI commenced an informal inquiry alleging underpayment by PM Thailand of customs duties and excise taxes of approximately $1.8 billion covering the period 2000–2003. We have been cooperating with the Thai authorities and believe that PM Thailand’s declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization, Thai law, and valuation methodologies previously agreed upon between the branch office and the Thai Customs Department. We are in the process of seeking clarification from the appropriate Thai authorities on these issues, and we have provided written submissions and supporting evidence to the Public Prosecutor in connection with the ongoing 2003-2007 investigation.

Acquisitions and Other Business Arrangements

On February 25, 2010, our affiliate, Philip Morris Philippines Manufacturing Inc. (“PMPMI”), and Fortune Tobacco Corporation (“FTC”) combined their respective business activities by transferring selected assets and liabilities of PMPMI and FTC to a new company called PMFTC Inc. (“PMFTC”). PMPMI and FTC hold equal economic interests in PMFTC, while we manage the day-to-day operations of PMFTC and have a majority of its Board of Directors. Consequently, we account for the contributed assets and liabilities of FTC as a business combination. The establishment of PMFTC permits both parties to benefit from their respective, complementary brand portfolios, as well as cost synergies from the resulting integration of manufacturing, distribution and procurement, and the further development and advancement of tobacco growing in the Philippines. For further details on this business combination, see Note 7. Acquisitions and Other Business Arrangements.

PMFTC’s incremental contribution to our full-year 2010 earnings per share, a year which will focus on integration, is expected to be immaterial. It is anticipated that PMFTC’s contribution to our earnings per share will be accretive in 2011, as cost synergies begin to be realized.

In September 2009, we acquired Swedish Match South Africa (Proprietary) Limited, for ZAR 1.93 billion (approximately $256 million based on exchange rates prevailing at the time of the acquisition), including acquired cash. While this acquisition was not material to our operating results for 2009, it is anticipated to be marginally accretive to our earnings per share in 2010.

In July 2009, we announced that we had entered into an agreement to purchase 100% of the shares of privately-owned Colombian cigarette manufacturer, Productora Tabacalera de Colombia, Protabaco Ltda., for $452 million.

The transaction is expected to close in 2010 assuming that we receive competition authority approval and complete final confirmatory due diligence. We project this acquisition to be marginally accretive to our earnings per share immediately.

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

In January 2007, a subsidiary received a license from the U.S. Office of Foreign Assets Control to export cigarettes to Iran. Our subsidiary received new licenses for 2008 and 2009; however, we have not made any sales to Iran pursuant to these licenses and to date have not applied for a new license. We have no employees, operations or assets in Iran.

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

Operating Results – Three Months Ended March 31, 2010

The following discussion compares operating results within each of our reportable segments for the three months ended March 31, 2010 with the three months ended March 31, 2009.

European Union. Net revenues, which include excise taxes billed to customers, increased $698 million (11.5%). Excluding excise taxes, net revenues increased $197 million (9.9%) to $2.2 billion. This increase was due primarily to favorable currency ($178 million) and net price increases ($127 million), partially offset by lower volume/mix ($111 million).

Operating companies income increased $95 million (9.8%). This increase was due primarily to net price increases ($127 million) and favorable currency ($80 million), partially offset by lower volume/mix ($81 million) and higher marketing, administration and research costs ($29 million).

The total cigarette market in the European Union declined by 2.7%, mainly reflecting the impact of unfavorable economic conditions, primarily in the Baltic States and Spain, significant tax-driven price increases during 2009 and, in January 2010, price increases in Spain. These decreases were partly offset by a higher total market in Poland, due mainly to in-switching from other tobacco products, and in the Czech Republic. Our cigarette shipment volume in the European Union declined by 4.8%, primarily reflecting the impact of a lower total market. Our market share in the European Union was down by 0.2 share points to 38.4% as gains in Belgium, Hungary, Italy, the Netherlands, Poland, the Slovak Republic and Switzerland were more than offset by share declines in the Czech Republic, France, Germany, Greece and Portugal. Shipment volume of Marlboro decreased by 6.2%, mainly due to the lower total market, unfavorable economic conditions, primarily in Spain, and lower share in Germany. Marlboro’s share in the European Union was down by 0.3 share points to 18.0%, reflecting a lower share in France, Germany, Greece and Spain, partially offset by a higher share in Italy, the Netherlands, Poland, Portugal and Switzerland. During the quarter, the continuing roll-out of Marlboro brand initiatives included the Marlboro Red pack upgrade in Germany, Poland, Spain and Switzerland, the pack upgrade of Marlboro Gold in Portugal and Spain, and the launch of Marlboro Gold Advance in Belgium and the Netherlands. L&M’s market share in the European Union grew by 0.5 share points to 5.7%, primarily driven by gains in Germany, the Slovak Republic and Spain.

In the Czech Republic, the total cigarette market was up 8.5%, primarily driven by higher cross-border sales with Germany. Whilst our shipments were marginally up by 0.2%, market share decreased by 4.0 share points to 48.7%, reflecting intense price competition.

In France, the total cigarette market was essentially flat, despite the impact of the November 2009 price increase. Our shipments were down by 0.9%. Market share decreased by 0.7 share points to 40.3%, due to a lower share for Marlboro, down by 1.0 share point to 25.9%, partially offset by a higher share for the Philip Morris brand, up by 0.7 share points.

In Germany, the total cigarette market was down by 2.7%, mainly reflecting the impact of the June 2009 price increase. Our shipments were down by 4.4%, due primarily to the lower total market and a lower share of 35.2%, down by 0.6 share points. While L&M continued its strong performance, gaining 1.5 share points to reach 9.1%, Marlboro’s share decreased by 1.7 share points to 21.3%, reflecting the impact of price sensitivity in the market.

In Italy, the total cigarette market was down by 3.2%, primarily reflecting the impact of the December 2009 price increase. Although our shipments were down by 4.7%, largely due to the total market decline and adverse distributor inventory movements, market share was up by 0.5 share points to 54.1%, benefiting from a 0.7 share point growth by Marlboro to 22.6%, fueled by the successful May 2009 launch of Marlboro Gold Touch, which registered a 1.4% share in the first quarter of 2010.

In Poland, the total cigarette market was up by 4.2%, despite the impact of the January 2010 tax-driven price increase, reflecting in-switching from other tobacco products as a result of excise tax harmonization in 2009, and trade inventory movements. Our shipments were up by 11.1%. Market share was up by 2.3 share points to 37.2%, primarily reflecting higher Marlboro share, up by 1.2 share points to 9.2%.

In Spain, the total cigarette market was down by 9.2%, due largely to the adverse economic environment and the impact of the price increases of June 2009 and January 2010. Our shipments were down by 13.7%, reflecting the lower total market and the impact of unfavorable distributor inventory movements. Our market share was down slightly by 0.2 share points to 31.6%. While Marlboro’s share decreased by 1.1 share points to 14.5% and Chesterfield’s share declined by 0.8 share points to 9.2%, share of L&M increased by 1.6 share points to 6.6%.

Eastern Europe, Middle East & Africa. Net revenues, which include excise taxes billed to customers, increased $525 million (18.5%). Excluding excise taxes, net revenues increased $294 million (20.2%) to $1.7 billion. This increase was due to net price increases ($238 million, including an inventory windfall resulting from the sale of old taxed product at new prices), favorable currency ($52 million) and the impact of acquisitions ($26 million), partially offset by lower volume/mix ($22 million).

Operating companies income increased $184 million (31.4%). This increase was due to net price increases ($238 million), the impact of acquisitions ($9 million) and favorable currency ($8 million), partially offset by higher manufacturing costs ($28 million), lower volume/mix ($26 million) and higher marketing, administration and research costs ($17 million).

Our cigarette shipment volume decreased by 5.2%, principally due to Ukraine, unfavorably impacted by a series of tax-driven price increases between 2008 and 2009, and worsening economic conditions; and Romania and Turkey, driven by the significant tax-driven price increases of January 1, 2010. This decline was partially offset by cigarette shipment volume growth in Algeria, Tunisia, the Middle East and, to a lesser extent, Russia, where shipments have stabilized. Shipment volume of Marlboro decreased by 1.2%, with declines in Eastern Europe, Romania and Turkey, partially offset by overall growth in the Middle East and Africa, as well as Duty Free.

In Russia, our shipment volume increased by 1.5%. Whilst shipment volume of our premium portfolio was down by 10.4%, primarily due to a decline in Marlboro of 15.8% reflecting down-trading from the premium segment, this represented the lowest rate of segment decline since the first quarter of 2009. In the mid-price segment, shipment volume of Chesterfield was up by 5.5%. In the low-price segment, shipment volume of Bond Street, Next and Optima was up by 29.3%, 12.1% and 10.1%, respectively. Our market share of 25.6%, as measured by A.C. Nielsen, was up by 0.5 share points. Market share for Parliament, in the above premium segment, was stable; Marlboro, in the premium segment, was down by 0.3 share points; Chesterfield in the mid-price segment was up by 0.3 share points; and Bond Street in the low price segment was up by 1.5 share points.

In Turkey, the total cigarette market declined by 19.4%, primarily reflecting the impact of the steep January 2010 excise tax increase. Our shipment volume declined by 20.6%. Our market share, as measured by A.C. Nielsen, declined by 1.5 share points to 40.9%, due to Parliament, down by 1.2 share points, Marlboro, down by 0.9 share points, and L&M, down by 2.0 share points, partially offset by Lark Recess Blue in the low price segment, up by 4.0 share points.

In Ukraine, our shipment volume declined 26.5%, reflecting a difficult comparison with the first quarter of 2009, the current weak economy and the impact of significant tax increases which, since January 2008, have resulted in retail price increases for premium Marlboro of 80% and for low price Optima of over 260%. Our market share, as measured by A.C. Nielsen, was up by 0.4 share points to 36.2%, with share gains for both premium Parliament, and low price Bond Street and Next, partially offset by slightly lower Marlboro share.

Asia. Net revenues, which include excise taxes billed to customers, increased $705 million (24.7%). Excluding excise taxes, net revenues increased $283 million (17.8%) to $1.9 billion. This increase was due primarily to favorable currency ($172 million), the impact from the business combination in the Philippines ($75 million) and net price increases ($35 million).

Operating companies income increased $63 million (9.5%). This increase was due primarily to favorable currency ($81 million) and net price increases ($35 million), partially offset by higher manufacturing costs ($36 million) and lower volume/mix ($10 million).

Our cigarette shipment volume increased by 11.4%, mainly due to gains in Indonesia, double-digit growth in Korea and volume from the new business combination in the Philippines, partially offset by declines in Japan, driven by a lower total market and the timing of shipments, and Pakistan, reflecting the impact of excise tax-driven price increases in June 2009 and early 2010. Shipment volume of Marlboro grew by 7.4%, reflecting improved market share performance primarily in Australia, Korea, Malaysia, Thailand and Singapore.

In Indonesia, the total cigarette market increased by 5.8%. Our shipment volume increased by 5.7% and market share was stable at 29.0%, driven by growth from A Mild, which has established itself as Indonesia’s leading cigarette brand franchise in terms of market share with shipment volume up by 14.4%.

In Japan, the total cigarette market declined by 4.6%. Although, our shipments were down by 6.7% due, in part, to timing, our market share of 24.2% was up by 0.3 share points. Marlboro’s share increased to 10.8%, up by 0.4 share points versus the first quarter of 2009, supported by the February 2010 national roll-out of Marlboro Black Gold which recorded a 0.3% market share. Market share of Lark was also up by 0.2 share points to 6.7%.

In Korea, the total cigarette market was down by 9.0%, partly reflecting competitors’ inventory adjustments from late 2009. Our shipment volume grew 14.5%, driven by market share increases. Our market share reached 17.4%, up by 3.6 share points, driven by Marlboro and Parliament, up by 1.2 and 1.7 share points, respectively, and Virginia Slims, up by 0.4 share points.

In the Philippines, the total cigarette market was up by 30.8%, reflecting a lower base in 2009 following accelerated trade inventory purchases in late 2008 prior to the January 2009 excise tax increase. On February 25, 2010, Philip Morris Philippines Manufacturing Inc. combined with Fortune Tobacco Corporation to form a new company called PMFTC. As a result of this combination, which provided an incremental 6.1 billion units, our shipments were up by over 100% in the first quarter 2010, and market share in March 2010 was approximately 90%.

Latin America & Canada. Net revenues, which include excise taxes billed to customers, increased $373 million (24.1%). Excluding excise taxes, net revenues increased $125 million (22.0%) to $693 million. This increase was due to favorable currency ($51 million), net price increases ($49 million) and higher volume/mix ($25 million).

Operating companies income increased $62 million (40.0%). This increase was due primarily to net price increases ($49 million), favorable currency ($23 million) and higher volume/mix ($12 million), partially offset by higher manufacturing costs ($21 million).

Our cigarette shipment volume increased by 4.4%, reflecting growth in Argentina, Canada, Colombia, the Dominican Republic and Mexico. Shipment volume of Marlboro grew by 1.5%, mainly driven by improved share performance in Argentina and Mexico.

In Argentina, our cigarette shipment volume increased by 1.6% and market share increased by 0.9 share points to a record 74.5%, fueled by Marlboro, up by 0.5 share points to 23.5%, and the Philip Morris brand, up by 0.6 share points to 37.8%.

In Canada, the total tax-paid cigarette market was up by 10.4%, mainly reflecting stronger government enforcement measures to reduce contraband sales. Our cigarette shipment volume increased by 10.9% and market share grew by 0.2 share points to 34.1%, led by premium price Belmont, up by 0.2 share points, and low price brands Next and Quebec Classique, up by 3.8 and 1.9 share points, respectively, partially offset by mid-price Number 7 and Canadian Classics, down by 1.7 and 2.0 share points, respectively.

In Mexico, the total cigarette market was up by 3.1%. Our cigarette shipment volume increased by 3.7% and market share increased by 0.4 share points to 69.6%, fueled by Marlboro, up by 0.4 share points to 48.7%, and Delicados, up by 0.6 share points to 11.9%.

Financial Review

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $2.0 billion during the first three months of 2010 increased $547 million from the comparable 2009 period. The increase was due primarily to positive movements in working capital ($249 million), higher net earnings ($237 million) and lower contributions to pension plans ($68 million).

The positive movements in working capital were due primarily to the following:

•	higher cash provided by inventories ($123 million) resulting from lower durations in line with the goals of our working capital improvement program; and

•	less cash used for accrued liabilities and other assets ($158 million) largely due to the favorable impact of forestalling regulations and the timing of excise tax payments; partially offset by

•	higher cash used for receivables ($72 million) reflecting higher pricing and excise taxes, as well as the timing of shipments and collections.

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

Net cash used in investing activities of $104 million during the first three months of 2010 decreased $84 million from the comparable 2009 period due primarily to 2009 cash spent to purchase the Petterøes tobacco business ($209 million), partially offset by lower cash proceeds from the settlement of net investment hedges ($114 million).

As discussed in Note 7. Acquisitions and Other Business Arrangements, PMI’s business combination in the Philippines is a non-cash transaction.

Net Cash Used in Financing Activities

During the first three months of 2010, net cash used in financing activities was $2.5 billion, compared with net cash used in financing activities of $282 million during the first three months of 2009. During the first three months of 2010, we used a total of $3.5 billion to repurchase our common stock, pay dividends, and repay debt. These uses were partially offset by proceeds from our debt offerings and mortgage loan in 2010 of $1.1 billion. During the first three months of 2009, we used a total of $3.1 billion to repurchase our common stock, pay dividends, and repay debt. These uses were essentially offset by proceeds from our debt offerings in 2009 of $3.0 billion. For further details on our debt offerings, see Note 12. Indebtedness to our condensed consolidated financial statements.

Dividends paid in the first three months of 2010 and 2009 were $1.1 billion.

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

Credit Ratings – At March 31, 2010, our debt ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook

Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Stable
Fitch	F1	A	Stable

Credit Facilities – On March 29, 2010, we entered into a new multi-year revolving credit facility in the amount of $2.5 billion, which expires on September 30, 2013. This new revolving credit facility replaces our Euro 2.0 billion 5-year revolving credit facility, which was to expire on May 12, 2010, and our $1.0 billion 3-year revolving credit facility, which was to expire on December 4, 2010.

At March 31, 2010, our committed credit facilities were as follows (in billions of dollars):

Type	Committed Credit Facilities	Commercial Paper

3.5-year revolving credit, expiring September 30, 2013	$2.5

5-year revolving credit, expiring December 4, 2012	2.7

Total facilities	$5.2

Commercial paper outstanding		$0.8

At March 31, 2010, there were no borrowings under the committed credit facilities.

All banks participating in our committed revolving credit facilities are highly rated by the credit rating agencies. We are monitoring the credit quality of our banking group, and at this time we are not aware of any potential non-performing credit provider.

These facilities require us to maintain a ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest of not less than 3.5 to 1.0 on a rolling twelve month basis. At March 31, 2010, our ratio calculated in accordance with the agreements was 13.5 to 1.0. These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require us to post collateral. We expect to continue to meet our covenants.

In addition to the committed credit facilities shown above, certain of our subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $3.3 billion at March 31, 2010, are for the sole use of the subsidiaries. Borrowings on these arrangements amounted to $265 million at March 31, 2010 and $312 million at December 31, 2009.

Commercial Paper Facilities – We have two $6 billion commercial paper programs in place, one in the U.S. and one in Europe. At March 31, 2010 and December 31, 2009, we had $785 million and $1.4 billion, respectively, of commercial paper outstanding.

The $5.2 billion of committed revolving credit facilities are more than adequate to back-stop our commercial paper issuance needs. The existence of these facilities, coupled with our operating cash flows, will enable us to meet our liquidity requirements.

Debt – Our total debt was $16.0 billion at March 31, 2010 and $15.4 billion at December 31, 2009.

On April 25, 2008, we filed a shelf registration statement with the Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.

In March 2010, we issued $1.0 billion of 4.50% U.S. dollar notes due March 2020 under our shelf registration statement. For further details on this debt offering, see Note 12. Indebtedness to our condensed consolidated financial statements.

In March 2010, we renewed our Euro Medium Term Note Program under which we may from time to time issue unsecured notes. Under this program, which commenced in March 2009, we issued Euro 2.0 billion (approximately $2.6 billion) of notes in 2009. The Euro notes bear the following terms:

•	Euro 1.25 billion total principal due March 2012 at a fixed interest rate of 4.250%.

•	Euro 750 million total principal due March 2016 at a fixed interest rate of 5.750%.

In March 2009, we also issued CHF 500 million (approximately $431 million) of 3.250% bonds, due in March 2013.

Guarantees – As discussed in Note 10. Contingencies to our condensed consolidated financial statements, at March 31, 2010, our third-party guarantees were $6 million, of which $2 million have no specific expiration dates. The remainder expires through 2013 with $1 million expiring through March 31, 2011. We are required to perform under these guarantees in the event that a third party fails to make contractual payments. We do not have a liability on our condensed consolidated balance sheet at March 31, 2010, as the fair value of these guarantees is insignificant due to the fact that the probability of future payment under these guarantees is remote.

Under the terms of the Distribution Agreement between Altria and us, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. We will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by us or contract manufactured for us by PM USA, and PM USA will indemnify us for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for us. We do not have a liability recorded on our balance sheet at March 31, 2010, as the fair value of this indemnification is insignificant since the probability of future payments under this indemnification is remote.

At March 31, 2010, we are also contingently liable for $3.2 billion of guarantees related to our own performance, consisting of the following:

•

$2.6 billion of guarantees of excise tax and import duties related primarily to the shipment of our products. In these agreements, a financial institution provides a guarantee of tax payments to the respective government agency. We then issue guarantees to the respective financial institution for the payment of the taxes. These are revolving facilities that are integral to the shipment of our products, and the underlying taxes payable are recorded on our condensed consolidated balance sheet.

•

$0.6 billion of other guarantees, consisting principally of guarantees of tax payments directly granted to respective government agencies and of guarantees of lines of credit for certain of our subsidiaries.

Although these guarantees of our own performance are frequently short-term in nature, they are expected to be replaced, upon expiration, with similar guarantees of similar amounts. These items have not had, and are not expected to have, a significant impact on our liquidity.

Equity and Dividends

As discussed in Note 3. Stock Plans, during the three months ended March 31, 2010, we granted 3.5 million shares of restricted stock and deferred stock awards at a weighted-average grant date fair value of $47.53. The restricted stock and deferred stock awards will not vest until the completion of the original restriction period, which is typically three years from the date of the original grant.

On May 1, 2008, we began a $13.0 billion two-year share repurchase program. From May 2008 through the end of March 2010, we have repurchased 272.6 million shares of our common stock at a cost of $12.7 billion. During the first three months of 2010, we repurchased 36.1 million shares of our common stock at a cost of $1.8 billion. On April 30, 2010, we completed this share repurchase program by purchasing, in total, 277.6 million shares for $13.0 billion.

On February 11, 2010, our Board of Directors authorized a new share repurchase program of $12 billion over three years. The new program commenced in May 2010 after the completion of the two-year $13 billion program.

Dividends paid in the first three months of 2010 were $1.1 billion. During the third quarter of 2009, our Board of Directors approved a 7.4% increase in the quarterly dividend to $0.58 per common share. As a result, the present annualized dividend rate is $2.32 per common share.

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

See Note 6. Financial Instruments and Note 13. Fair Value Measurements to our condensed consolidated financial statements for further details on our derivative financial instruments.

Contingencies

See Note 10. Contingencies to the condensed consolidated financial statements for a discussion of contingencies.

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

Several EU Member States have enacted laws establishing a minimum retail selling price for cigarettes and, in some cases, other tobacco products. The European Commission has commenced proceedings against these Member States in the European Court of Justice, claiming that minimum retail selling price systems infringe EU law. In March 2010, the Court of Justice issued an opinion in the proceedings against Austria, France and Ireland, agreeing with the position of the European Commission. This ruling could adversely impact excise tax levels and/or price gaps in those markets. The Court of Justice has not yet issued a ruling in the proceeding against Italy.

Our business faces significant governmental action aimed at increasing regulatory requirements with the goal of preventing the use of tobacco products.

Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volume in many of our markets, and we expect that such factors will continue to reduce consumption levels and will increase downtrading and the risk of counterfeiting, contraband and cross border purchases. Significant regulatory developments will take place over the next few years in most of our markets, driven principally by the World Health Organization’s Framework Convention on Tobacco Control (“FCTC”). The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation. The FCTC has led to increased efforts by tobacco control advocates and public health organizations to reduce the palatability and appeal of tobacco products to adult smokers. Regulatory initiatives that have been proposed, introduced or enacted include:

•	the levying of substantial and increasing tax and duty charges;

•	restrictions or bans on advertising, marketing and sponsorship;

•	the display of larger health warnings, graphic health warnings and other labeling requirements;

•	restrictions on packaging design, including the use of colors, and plain packaging;

•	restrictions or bans on the display of tobacco product packaging at the point of sale and restrictions or bans on cigarette vending machines;

•	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents;

•	disclosure requirements and restrictions, including bans on the use of tobacco product ingredients;

•	increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;

•	elimination of duty free allowances for travelers; and

•	encouraging litigation against tobacco companies.

Our operating income could be significantly affected by any significant decrease in demand for our brands, any significant increase in the cost of complying with new regulatory requirements and requirements that lead to a commoditization of tobacco products.

Litigation related to cigarette smoking and exposure to ETS could substantially reduce our profitability and could severely impair our liquidity.

There is litigation related to tobacco products pending in certain jurisdictions. Damages claimed in some of the tobacco-related litigation are significant and, in certain cases in Brazil, Israel, Nigeria and Canada, range into the billions of dollars. We anticipate that new cases will continue to be filed. The FCTC encourages litigation against tobacco product manufacturers. It is possible that our consolidated results of operations, cash flows or financial position could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. Please see Note 10. Contingencies to our consolidated financial statements for a discussion of tobacco-related litigation.

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

To the extent we issue shares of common stock to fund acquisitions, your percentage ownership of our shares will be diluted. There is no assurance that the effect of this dilution will be offset by accretive earnings from the acquisition.

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

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 10. Contingencies of the Notes to the Condensed Consolidated Financial Statements included in Part I – Item 1 of this report for a discussion of legal proceedings pending against Philip Morris International Inc. and its subsidiaries.

Item 1A.	Risk Factors.

Information regarding Risk Factors appears in “MD&A – Cautionary Factors That May Affect Future Results,” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A. Risk Factors of our Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Our share repurchase activity for each of the three months in the quarter ended March 31, 2010 was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2010 – January 31, 2010 (1)	8,375,500	$49.01	244,883,838	$1,663,143,698

February 1, 2010 – February 28, 2010 (1)	9,615,532	$49.62	254,499,370	$13,186,065,770

March 1, 2010 – March 31, 2010 (1)	18,076,379	$51.38	272,575,749	$12,257,258,851

Pursuant to Publicly Announced Plans or Programs	36,067,411	$50.36

January 1, 2010 – January 31, 2010 (3)	774	$49.15

February 1, 2010 – February 28, 2010 (3)	375,014	$49.07

March 1, 2010 – March 31, 2010 (3)	2,874	$51.36

For the Quarter Ended March 31, 2010	36,446,073	$50.35

(1)

On January 30, 2008, we adopted and announced a $13.0 billion two-year share repurchase program that began on May 1, 2008. These share repurchases have been made pursuant to this program. At March 31, 2010, we have $257.3 million remaining under the $13.0 billion program.

On February 11, 2010, our Board of Directors authorized a new share repurchase program of $12 billion over three years. The new program commenced in May 2010 after the completion of the two-year $13 billion program, which expired on April 30, 2010.

(2)	Aggregate number of shares repurchased under the share repurchase program as of the end of the period presented.
(3)

Shares repurchased represent shares tendered to us by employees who vested in restricted and deferred stock awards, or exercised stock options, and used shares to pay all, or a portion of, the related taxes and/or option exercise price.

Item 6.	Exhibits.

10.1

Credit Agreement relating to a US$2,500,000,000 Revolving Credit Facility (including a US$700,000,000 swingline option), dated as of March 29, 2010, among Philip Morris International Inc., the Initial Lenders named therein, J.P. Morgan Europe Limited as Facility Agent, JPMorgan Chase Bank, N.A. as Swingline Agent and J.P. Morgan plc, Deutsche Bank Securities Inc., Citigroup Global Markets Limited, Credit Suisse AG, Cayman Islands Branch, Goldman Sachs Credit Partners L.P. and RBS Securities Inc., as Mandated Lead Arrangers and Bookrunners (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 29, 2010).

10.2	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 17, 2010).

10.3	Form of Deferred Stock Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 17, 2010).

10.4

Philip Morris International Inc. 2008 Performance Incentive Plan, as amended and restated effective February 11, 2010 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 17, 2010).

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

May 7, 2010