Form 10-Q
period 2010-06-30
Philip Morris International Inc.
filed 2010-08-06
CIK 1413329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

At July 30, 2010, there were 1,832,869,718 shares outstanding of the registrant’s common stock, no par value per share.

PHILIP MORRIS INTERNATIONAL INC.

In this report, “PMI,” “we,” “us” and “our” refers to Philip Morris International Inc. and subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$1,584	$1,540

Receivables (less allowances of $29 in 2010 and $33 in 2009)	3,232	3,098

Inventories:
Leaf tobacco	3,917	4,183
Other raw materials	1,183	1,275
Finished product	2,402	3,749

	7,502	9,207

Deferred income taxes	296	305

Other current assets	310	532

Total current assets	12,924	14,682

Property, plant and equipment, at cost	11,697	12,258
Less: accumulated depreciation	5,535	5,868

	6,162	6,390

Goodwill	9,790	9,112

Other intangible assets, net	3,779	3,546

Other assets	669	822

TOTAL ASSETS	$33,324	$34,552

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Continued)

(in millions of dollars, except share data)

(Unaudited)

	June 30, 2010	December 31, 2009
LIABILITIES
Short-term borrowings	$857	$1,662

Current portion of long-term debt	78	82

Accounts payable	871	670

Accrued liabilities:
Marketing and selling	404	441
Taxes, except income taxes	4,438	4,824
Employment costs	627	752
Dividends payable	1,073	1,101
Other	950	955

Income taxes	517	500

Deferred income taxes	174	191

Total current liabilities	9,989	11,178

Long-term debt	14,296	13,672

Deferred income taxes	1,953	1,688

Employment costs	1,046	1,260

Other liabilities	490	609

Total liabilities	27,774	28,407

Contingencies (Note 10)

Redeemable noncontrolling interests (Note 7)	1,173

STOCKHOLDERS’ EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2010 and 2009)
Additional paid-in capital	1,267	1,403
Earnings reinvested in the business	16,888	15,358
Accumulated other comprehensive losses	(1,301)	(817)

	16,854	15,944

Less: cost of repurchased stock (273,856,998 and 222,151,828 shares in 2010 and 2009, respectively)	12,789	10,228

Total PMI stockholders’ equity	4,065	5,716
Noncontrolling interests	312	429

Total stockholders’ equity	4,377	6,145

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,324	$34,552

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
Net revenues	$32,970	$28,499
Cost of sales	4,922	4,156
Excise taxes on products	19,413	16,768

Gross profit	8,635	7,575
Marketing, administration and research costs	2,971	2,788
Asset impairment and exit costs		2
Amortization of intangibles	43	36

Operating income	5,621	4,749
Interest expense, net	446	351

Earnings before income taxes	5,175	4,398
Provision for income taxes	1,379	1,284

Net earnings	3,796	3,114
Net earnings attributable to noncontrolling interests	111	92

Net earnings attributable to PMI	$3,685	$3,022

Per share data (Note 8):
Basic earnings per share	$1.97	$1.53

Diluted earnings per share	$1.97	$1.52

Dividends declared	$1.16	$1.08

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended June 30,
	2010	2009
Net revenues	$17,383	$15,213
Cost of sales	2,550	2,185
Excise taxes on products	10,322	9,079

Gross profit	4,511	3,949
Marketing, administration and research costs	1,582	1,498
Asset impairment and exit costs		1
Amortization of intangibles	23	21

Operating income	2,906	2,429
Interest expense, net	223	193

Earnings before income taxes	2,683	2,236
Provision for income taxes	641	639

Net earnings	2,042	1,597
Net earnings attributable to noncontrolling interests	60	51

Net earnings attributable to PMI	$1,982	$1,546

Per share data (Note 8):
Basic earnings per share	$1.07	$0.79

Diluted earnings per share	$1.07	$0.79

Dividends declared	$0.58	$0.54

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the Six Months Ended June 30, 2010 and 2009

(in millions of dollars, except per share amounts)

(Unaudited)

	PMI Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Earnings (Losses)	Cost of Repurchased Stock	Noncontrolling Interests		Total
Balances, January 1, 2009	$—	$1,581	$13,354	$(2,281)	$(5,154)	$404		$7,904
Comprehensive earnings:
Net earnings			3,022			92		3,114
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments, net of income taxes of ($6)				490		(7)		483
Change in net loss and prior service cost, net of income taxes of ($8)				28				28
Change in fair value of derivatives accounted for as hedges, net of income taxes of ($4)				44				44

Total other comprehensive earnings								555

Total comprehensive earnings								3,669

Exercise of stock options and issuance of other stock awards		(124)			278			154
Dividends declared ($1.08 per share)			(2,125)					(2,125)
Payments to noncontrolling interests						(179)		(179)
Common stock repurchased					(2,736)			(2,736)

Balances, June 30, 2009	$—	$1,457	$14,251	$(1,719)	$(7,612)	$310		$6,687

Balances, January 1, 2010	$—	$1,403	$15,358	$(817)	$(10,228)	$429		$6,145
Comprehensive earnings:
Net earnings			3,685			102	(a)	3,787 (a)
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments, net of income taxes of ($281)				(558)		(20	) (a)	(578)
Change in net loss and prior service cost, net of income taxes of ($11)				36				36
Change in fair value of derivatives accounted for as hedges, net of income taxes of ($3)				47				47
Change in fair value of debt and equity securities				(9)				(9)

Total other comprehensive losses								(504)

Total comprehensive earnings								3,283

Exercise of stock options and issuance of other stock awards		(136)			277			141
Dividends declared ($1.16 per share)			(2,155)					(2,155)
Payments to noncontrolling interests						(199)		(199)
Common stock repurchased					(2,838)			(2,838)

Balances, June 30, 2010	$—	$1,267	$16,888	$(1,301)	$(12,789)	$312		$4,377

(a)	Net earnings attributable to noncontrolling interests exclude a $9 million gain related to the redeemable noncontrolling interest which is reported outside of the equity section in the condensed consolidated balance sheet at June 30, 2010. Currency translation adjustments also exclude ($1) million related to the redeemable noncontrolling interest at June 30, 2010.

Total comprehensive earnings were $1,257 million and $2,886 million for the quarters ended June 30, 2010 and 2009, respectively, including $23 million and $90 million related to noncontrolling interests, respectively. Total comprehensive earnings for the quarter ended June 30, 2010 exclude $7 million related to the redeemable noncontrolling interest.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Six Months Ended June 30,
	2010	2009

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$3,796	$3,114

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	447	395
Deferred income tax provision	23	77
Colombian Investment and Cooperation Agreement charge		135
Asset impairment and exit costs, net of cash paid	(33)	(35)
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	(270)	(326)
Inventories	1,364	1,344
Accounts payable	120	(27)
Income taxes	14	(201)
Accrued liabilities and other current assets	159	358
Pension plan contributions	(164)	(362)
Other	(17)	101

Net cash provided by operating activities	5,439	4,573

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(319)	(323)
Purchases of businesses, net of acquired cash	(1)	(209)
Other	69	137

Net cash used in investing activities	(251)	(395)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(in millions of dollars)

(Unaudited)

	For the Six Months Ended June 30,
	2010	2009

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Net repayment of short-term borrowings	$(890)	$(999)
Long-term debt proceeds	1,130	2,987
Long-term debt repaid	(68)	(1)
Repurchases of common stock	(2,828)	(2,850)
Issuance of common stock	90	105
Dividends paid	(2,183)	(2,161)
Other	(255)	(226)

Net cash used in financing activities	(5,004)	(3,145)

Effect of exchange rate changes on cash and cash equivalents	(140)	38

Cash and cash equivalents:

Increase	44	1,071

Balance at beginning of period	1,540	1,531

Balance at end of period	$1,584	$2,602

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

Note 2. Asset Impairment and Exit Costs:

During the six months and three months ended June 30, 2010, PMI did not record any pre-tax asset impairment and exit costs. PMI recorded pre-tax asset impairment and exit costs of $2 million and $1 million for the six months and three months ended June 30, 2009, respectively. These charges were reflected in the operating results of the European Union segment.

Cash payments related to exit costs at PMI were $33 million and $4 million for the six months and three months ended June 30, 2010, respectively, and $37 million and $15 million for the six months and three months ended June 30, 2009, respectively. Future cash payments for exit costs incurred to date are expected to be approximately $43 million, which will be substantially paid by 2012.

The movement in the exit cost liabilities for the six months ended June 30, 2010 was as follows (in millions):

Liability balance, January 1, 2010	$84
Charges	—
Cash spent	(33)
Currency/other	(8)

Liability balance, June 30, 2010	$43

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3. Stock Plans:

Under the Philip Morris International Inc. 2008 Performance Incentive Plan (the “Plan”), PMI may grant to certain eligible employees stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock and deferred stock units and other stock-based awards based on PMI’s common stock, as well as performance-based incentive awards. Up to 70 million shares of PMI’s common stock may be issued under the Plan. At June 30, 2010, 30,800,211 shares were available for grant under the Plan.

PMI has also adopted the Philip Morris International Inc. 2008 Stock Compensation Plan for Non-Employee Directors (the “Non-Employee Directors Plan”). A non-employee director is defined as each member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1,000,000 shares of PMI common stock may be awarded under the Non-Employee Directors Plan. As of June 30, 2010, 840,196 shares were available for grant under the plan.

During the six months ended June 30, 2010, PMI granted 3.5 million shares of restricted and deferred stock awards to eligible employees at a weighted-average grant date fair value of $47.52. PMI recorded compensation expense for restricted stock and deferred stock awards of $63 million and $44 million during the six months ended June 30, 2010 and 2009, respectively, and $36 million and $25 million during the three months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, PMI had $239 million of total unrecognized compensation cost related to non-vested restricted and deferred stock awards. The cost is recognized over the original restriction period of the awards, which is typically three years from the date of the original grant.

During the six months ended June 30, 2010, 1.7 million shares of PMI restricted stock and deferred stock awards vested. Of this amount, 1.2 million shares went to PMI employees and the remainder went to Altria employees who held PMI stock awards as a result of the Spin-off. The grant date fair value of all the vested shares was approximately $111 million. The total fair value of restricted stock and deferred stock awards that vested during the six months ended June 30, 2010 was approximately the same as the grant date fair value. The grant price information for restricted stock and deferred stock awarded prior to January 30, 2008 reflects historical market prices of Altria stock at date of grant and is not adjusted to reflect the Spin-off.

For the six months ended June 30, 2010, the total intrinsic value of the 4.4 million PMI stock options exercised was approximately $129 million.

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

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following (in millions):

	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Service cost	$3	$6	$82	$62
Interest cost	8	9	96	82
Expected return on plan assets	(7)	(6)	(144)	(107)
Amortization:
Net loss	2	2	21	16
Prior service cost			4	3
Other		4

Net periodic pension cost	$6	$15	$59	$56

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2010	2009	2010	2009

Service cost	$1	$3	$41	$31
Interest cost	4	4	48	41
Expected return on plan assets	(3)	(3)	(72)	(54)
Amortization:
Net loss	1	1	10	8
Prior service cost			2	2
Other

Net periodic pension cost	$3	$5	$29	$28

Other above was primarily related to early retirement programs.

Employer Contributions

PMI presently makes, and plans to make, contributions, to the extent that they are tax deductible and to meet specific funding requirements of its funded U.S. and non-U.S. plans. Employer contributions of $164 million were made to the pension plans during the six months ended June 30, 2010. Currently, PMI anticipates making additional contributions during the remainder of 2010 of approximately $64 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5. Goodwill and Other Intangible Assets, net:

Goodwill and other intangible assets, net, by segment were as follows (in millions):

	Goodwill		Other Intangible Assets, net
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
European Union	$1,320	$1,539	$648	$699
Eastern Europe, Middle East & Africa	651	743	246	253
Asia	4,900	3,926	1,643	1,346
Latin America & Canada	2,919	2,904	1,242	1,248

Total	$9,790	$9,112	$3,779	$3,546

Goodwill is due primarily to PMI’s acquisitions in Canada, Indonesia, Mexico, Greece, Serbia, Colombia and Pakistan, and a business combination in the Philippines in February 2010. The movement in goodwill from December 31, 2009, is as follows (in millions):

	European Union	Eastern Europe, Middle East & Africa	Asia	Latin America & Canada	Total

Balance at December 31, 2009	$1,539	$743	$3,926	$2,904	$9,112
Changes due to:
Philippines business combination			830		830
Currency	(219)	(92)	144	15	(152)

Balance at June 30, 2010	$1,320	$651	$4,900	$2,919	$9,790

For further details on the business combination in the Philippines, see Note 7. Acquisitions and Other Business Arrangements.

Additional details of other intangible assets were as follows (in millions):

	June 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$2,131		$2,080
Amortizable intangible assets	1,867	$219	1,663	$197

Total other intangible assets	$3,998	$219	$3,743	$197

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia in 2005 and Mexico in 2007. Amortizable intangible assets consist of certain trademarks, distribution networks and non-compete agreements associated with business combinations. The range of useful lives as well as the weighted-average remaining useful life of amortizable intangible assets at June 30, 2010 is as follows:

Description	Estimated Useful Lives	Weighted-Average Remaining Useful Life
Trademarks	2 - 40 years	28 years
Distribution networks	20 - 30 years	18 years
Non-compete agreements	3 - 10 years	5 years

Pre-tax amortization expense for intangible assets during the six months ended June 30, 2010 and 2009 was $43 million and $36 million, respectively, and $23 million and $21 million for the three months ended June 30, 2010 and 2009, respectively. Amortization expense for each of the next five years is estimated to be $90 million or less, assuming no additional transactions occur that require the amortization of intangible assets.

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

Note 6. Financial Instruments:

Overview

PMI operates in markets outside of the United States, with manufacturing and sales facilities in various locations around the world. PMI utilizes certain financial instruments to manage foreign currency exposure. Derivative financial instruments are used by PMI principally to reduce exposures to market risks resulting from fluctuations in foreign exchange rates by creating offsetting exposures. PMI is not a party to leveraged derivatives and, by policy, does not use derivative financial instruments for speculative purposes. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. PMI formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of the forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that the forecasted transaction would not occur, the gain or loss would be recognized in earnings. PMI reports its net transaction gains or losses in marketing, administration and research costs on the condensed consolidated statements of earnings.

PMI uses forward foreign exchange contracts, foreign currency swaps and foreign currency options, hereafter collectively referred to as foreign exchange contracts, to mitigate its exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions. The primary currencies to which PMI is exposed include the Euro, Indonesian rupiah, Japanese yen, Mexican peso, Russian ruble, Swiss franc and Turkish lira. At June 30, 2010, PMI had contracts with aggregate notional amounts of $8.7 billion. Of this amount, $2.5 billion related to cash flow hedges and $6.2 billion related to other derivatives that primarily offset currency exposures on intercompany financing.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The fair value of PMI’s foreign exchange contracts included in the condensed consolidated balance sheet as of June 30, 2010 and December 31, 2009 were as follows (in millions):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Classification	Fair Value		Balance Sheet Classification	Fair Value
		At June 30, 2010	At December 31, 2009		At June 30, 2010	At December 31, 2009
Foreign exchange contracts designated as hedging instruments	Other current assets	$67	$140	Other accrued liabilities	$6	$27
	Other assets	12		Other liabilities	6
Foreign exchange contracts not designated as hedging instruments	Other current assets	11	71	Other accrued liabilities	167	107
				Other liabilities	5

Total Derivatives		$90	$211		$184	$134

Hedging activities, which represent movement in derivatives as well as the respective underlying transactions, had the following effect on PMI’s condensed consolidated statements of earnings and other comprehensive earnings for the six months and three months ended June 30, 2010 and 2009 (in millions):

	For the Six Months Ended June 30, 2010
Gain (Loss)	Cash Flow Hedges	Fair Value Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$24	$—		$—		$24
Cost of sales	(31)					(31)
Marketing, administration and research costs				(1)		(1)

Operating income	(7)			(1)		(8)
Interest expense, net	(23)			(1)		(24)

Earnings before income taxes	(30)			(2)		(32)
Provision for income taxes	2					2

Net earnings attributable to PMI	$(28)	$—		$(2)		$(30)

Other Comprehensive Earnings:
Losses transferred to earnings	$30				$(2)	$28
Recognized	20				(1)	19

Net impact	$50				$(3)	$47

Cumulative translation adjustment	$(4)		$25		$(10)	$11

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	For the Six Months Ended June 30, 2009
Gain (Loss)	Cash Flow Hedges	Fair Value Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$48	$—		$—		$48
Marketing, administration and research costs	13			(1)		12

Operating income	61			(1)		60
Interest expense, net	(41)	37		(8)		(12)

Earnings before income taxes	20	37		(9)		48
Provision for income taxes	(3)	(3)		3		(3)

Net earnings attributable to PMI	$17	$34		$(6)		$45

Other Comprehensive Earnings:
Gains transferred to earnings	$(20)				$3	$(17)
Recognized	68				(7)	61

Net impact	$48				$(4)	$44

Cumulative translation adjustment			$(19)		$10	$(9)

	For the Three Months Ended June 30, 2010
Gain (Loss)	Cash Flow Hedges	Fair Value Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$14	$—		$—		$14
Cost of sales	1					1
Marketing, administration and research costs				(1)		(1)

Operating income	15			(1)		14
Interest expense, net	(12)			1		(11)

Earnings before income taxes	3			—		3
Provision for income taxes	(1)					(1)

Net earnings attributable to PMI	$2	$—		$—		$2

Other Comprehensive Earnings:
Gains transferred to earnings	$(3)				$1	$(2)
Recognized	1				1	2

Net impact	$(2)				$2	$—

Cumulative translation adjustment			$—		$(6)	$(6)

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	For the Three Months Ended June 30, 2009
Gain (Loss)	Cash Flow Hedges	Fair Value Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$16	$—		$—		$16
Marketing, administration and research costs	(4)			(1)		(5)

Operating income	12	—		(1)		11
Interest expense, net	(23)	20		(4)		(7)

Earnings before income taxes	(11)	20		(5)		4
Provision for income taxes		(2)		2

Net earnings attributable to PMI	$(11)	$18		$(3)		$4

Other Comprehensive Earnings:
Losses transferred to earnings	$11				$—	$11
Recognized	(12)				2	(10)

Net impact	$(1)				$2	$1

Cumulative translation adjustment			$(83)		$10	$(73)

Each type of hedging activity is described in greater detail below.

Cash Flow Hedges

PMI has entered into foreign exchange contracts to hedge foreign currency exchange risk related to certain forecasted transactions. The effective portion of unrealized gains and losses associated with qualifying cash flow hedge contracts is deferred as a component of accumulated other comprehensive earnings (losses) until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. During the six months and three months ended June 30, 2010 and 2009, ineffectiveness related to cash flow hedges was not material. As of June 30, 2010, PMI has hedged forecasted transactions for periods not exceeding the next eighteen months. The impact of these hedges is included in operating cash flows on PMI’s condensed consolidated statement of cash flows.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the six months and three months ended June 30, 2010 and 2009, foreign exchange contracts that were designated as cash flow hedging instruments impacted the condensed consolidated statements of earnings and other comprehensive earnings as follows (pre-tax, in millions):

For the Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings on Derivative
		2010	2009	2010	2009

Foreign exchange contracts				$20	$68
	Net revenues	$24	$48
	Cost of sales	(31)
	Marketing, administration and research costs		13

	Interest expense, net	(23)	(41)

Total		$(30)	$20	$20	$68

For the Three Months Ended June 30,
Derivatives in Cash Flow Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings on Derivative
		2010	2009	2010	2009

Foreign exchange contracts				$1	$(12)
	Net revenues	$14	$16
	Cost of sales	1
	Marketing, administration and research costs		(4)

	Interest expense, net	(12)	(23)

Total		$3	$(11)	$1	$(12)

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

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Since June 30, 2009, there were no outstanding fair value hedges. For the six months and three months ended June 30, 2009, ineffectiveness related to fair value hedges was not material. Gains (losses) associated with qualifying fair value hedges were recorded in the condensed consolidated statements of earnings and were $42 million and ($4) million for the six months and three months ended June 30, 2009, respectively. The impact of fair value hedges is included in operating cash flows on PMI’s condensed consolidated statement of cash flows.

For the six months and three months ended June 30, 2010 and 2009, foreign exchange contracts that were designated as fair value hedging instruments impacted the condensed consolidated statement of earnings as follows (pre-tax, in millions):

For the Six Months Ended June 30,
Derivative in Fair Value Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) on Derivative	Amount of Gain/(Loss) Recognized in Earnings on Derivative		Statement of Earnings Classification of Gain/(Loss) on Hedged Item	Amount of Gain/(Loss) Recognized in Earnings Attributable to the Risk Being Hedged
		2010	2009		2010	2009

Foreign exchange contracts	Marketing, administration and research costs	$—	$5	Marketing, administration and research costs	$—	$(5)
	Interest expense, net		37	Interest expense, net

Total		$—	$42		$—	$(5)

For the Three Months Ended June 30,
Derivative in Fair Value Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) on Derivative	Amount of Gain/(Loss) Recognized in Earnings on Derivative		Statement of Earnings Classification of Gain/(Loss) on Hedged Item	Amount of Gain/(Loss) Recognized in Earnings Attributable to the Risk Being Hedged
		2010	2009		2010	2009

Foreign exchange contracts	Marketing, administration and research costs	$—	$(24)	Marketing, administration and research costs	$—	$24
	Interest expense, net		20	Interest expense, net

Total		$—	$(4)		$—	$24

Hedges of Net Investments in Foreign Operations

PMI designates certain foreign currency denominated debt and forward exchange contracts as net investment hedges of its foreign operations. For the six months ended June 30, 2010 and 2009, these hedges of net investments resulted in gains, net of income taxes, of $518 million and $22 million, respectively. For the three months ended June 30, 2010 and 2009, these hedges of net investments resulted in gains (losses), net of income taxes, of $295 million and ($165) million, respectively. These gains (losses) were reported as a component of accumulated other comprehensive earnings (losses) within currency translation adjustments. For the six and three months ended June 30, 2010 and

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2009, ineffectiveness related to net investment hedges was not material. Settlement of net investment hedges is included in other investing cash flows on PMI’s condensed consolidated statement of cash flows.

For the six months and three months ended June 30, 2010 and 2009, foreign exchange contracts that were designated as net investment hedging instruments impacted the condensed consolidated statements of earnings and other comprehensive earnings as follows (pre-tax, in millions):

For the Six Months Ended June 30,
Derivatives in Net Investment Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings on Derivative
		2010	2009	2010	2009
Foreign exchange contracts	Interest expense, net	$—	$—	$25	$(19)

For the Three Months Ended June 30,
Derivatives in Net Investment Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings on Derivative
		2010	2009	2010	2009
Foreign exchange contracts	Interest expense, net	$—	$—	$—	$(83)

Other Derivatives

PMI has entered into foreign exchange contracts to hedge the foreign currency exchange risks related to inter-company loans between certain subsidiaries and third-party loans. While effective as economic hedges, no hedge accounting is applied for these contracts and, therefore, the unrealized gains (losses) relating to these contracts are reported in PMI’s condensed consolidated statements of earnings. For the six months ended June 30, 2010 and 2009, the gains (losses) from contracts for which PMI did not apply hedge accounting were ($77) million and $285 million, respectively. For the three months ended June 30, 2010 and 2009, the gains (losses) from contracts for which PMI did not apply hedge accounting were ($115) million and ($134) million, respectively. The gains (losses) from these contracts substantially offset the losses and gains generated by the underlying intercompany and third-party loans being hedged.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As a result, for the six months and three months ended June 30, 2010 and 2009, these items affected the condensed consolidated statement of earnings as follows (pre-tax, in millions):

Derivatives not Designated as Hedging Instruments	Statement of Earnings Classification of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Earnings
		Six Months Ended June 30,		Three Months Ended June 30,
		2010	2009	2010	2009
Foreign exchange contracts
	Marketing, administration and research costs	$(1)	$(1)	$(1)	$(1)
	Interest expense, net	(1)	(8)	1	(4)

Total		$(2)	$(9)	$—	$(5)

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Earnings (Losses)

Derivative gains or losses reported in accumulated other comprehensive earnings (losses) are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows (in millions):

	For the Six Months Ended, June 30,		For the Three Months Ended June 30,
	2010	2009	2010	2009
Gain (loss) at beginning of period	$19	$(68)	$66	$(25)
Derivative losses (gains) transferred to earnings	28	(17)	(2)	11
Change in fair value	19	61	2	(10)

Gain (loss) as of June 30	$66	$(24)	$66	$(24)

At June 30, 2010, PMI expects $12 million of derivative gains reported in accumulated other comprehensive earnings (losses) to be reclassified to the condensed consolidated statement of earnings within the next twelve months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.

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

As PMI has control of PMFTC, the contribution of PMPMI’s net assets was made at book value, while the contribution of the FTC net assets to PMFTC was made at fair value. The difference between the two contributions resulted in an increase to PMI’s additional paid-in capital of $477 million.

The fair value of the assets and liabilities contributed by FTC in this non-cash transaction has been determined to be $1.17 billion, and has been primarily allocated to goodwill ($830 million), inventories ($488 million), property, plant and equipment ($303 million) and brands ($240 million), partially offset by long-term debt ($495 million, of which $77 million was shown as current portion of long-term debt), deferred taxes ($159 million) and other current liabilities.

FTC also holds the right to sell its interest in PMFTC to us, except in certain circumstances, during the period from February 25, 2015 through February 24, 2018, at an agreed-upon value of $1.17 billion, which is recorded on our condensed consolidated balance sheet as a redeemable noncontrolling interest at the date of the business combination. The amount of FTC’s redeemable noncontrolling interest at the date of the business combination was determined as follows:

Noncontrolling interest in contributed net assets	$693
Accretion to redeemable value	477

Redeemable noncontrolling interest at date of business combination	$1,170

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

Redeemable noncontrolling interest at date of business combination	$1,170
50% of net earnings for the first half of 2010	9
Dividend payments	(5)
Currency translation for the first half of 2010	(1)

Redeemable noncontrolling interest at June 30, 2010	$1,173

In future periods, if the fair value of 50% of PMFTC were to drop below the redemption value of $1.17 billion, the difference would be treated as a special dividend to FTC and would reduce PMI’s earnings per share. Reductions in earnings per share may be partially or fully reversed in subsequent periods if the fair value of the redeemable

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

noncontrolling interest increases relative to the redemption value. Such increases in earnings per share would be limited to cumulative prior reductions.

Brazil:

In June 2010, PMI announced that its affiliate, Philip Morris Brasil Industria e Comercio Ltda. (“PMB”), will begin directly sourcing tobacco leaf from approximately 17,000 tobacco farmers in Southern Brazil. This initiative enhances PMI’s direct involvement in the supply chain and is expected to provide approximately 10% of PMI’s global leaf requirements. The vertically integrated structure was made possible following separate agreements with two current leaf suppliers in Brazil, Alliance One Brasil Exportadora de Tabacos Ltda. (“AOB”) and Universal Leaf Tabacos Ltda. (“ULT”), to each assign around 8,500 contracts with tobacco farmers to PMB. Under the new leaf procurement structure, PMB will offer employment to more than 200 employees, most of them agronomy specialists, and will acquire related assets in Southern Brazil. The estimated purchase price for the net assets and the contractual relationships is approximately $90 million. The ultimate purchase price will not be finalized until the number of farmer contracts accepting assignment to PMB is known. The transactions, which are subject to approval by the Brazilian competition law authority CADE, will be accounted for as a business combination and are expected to be completed by the end of 2010.

Colombia:

In July 2009, PMI entered into an agreement to purchase 100% of the shares of privately-owned Colombian cigarette manufacturer, Productora Tabacalera de Colombia, Protabaco Ltda., for $452 million. The transaction was subject to competition authority approval and final confirmatory due diligence. On June 12, 2010, the Colombian competition authority announced its initial decision not to approve PMI’s application for the acquisition, as proposed. PMI is seeking reconsideration of this initial decision but no assurances can be given that such reconsideration will be granted on terms that will be acceptable to PMI.

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

In February 2009, PMI purchased the Petterøes tobacco business for $209 million. Assets purchased consisted primarily of definite-lived trademarks primarily sold in Norway and Sweden.

The effect of these other acquisitions presented above was not material to PMI’s consolidated financial position, results of operations or operating cash flows in any of the periods presented.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8. Earnings Per Share:

Basic and diluted EPS were calculated using the following (in millions):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2010	2009	2010	2009
Net earnings attributable to PMI	$3,685	$3,022	$1,982	$1,546
Less distributed and undistributed earnings attributable to share-based payment awards	17	11	9	6

Net earnings for basic and diluted EPS	$3,668	$3,011	$1,973	$1,540

Weighted-average shares for basic EPS	1,860	1,974	1,846	1,955
Plus incremental shares from assumed conversions:
Stock options	3	6	3	6

Weighted-average shares for diluted EPS	1,863	1,980	1,849	1,961

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

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Segment data were as follows (in millions):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2010	2009	2010	2009
Net revenues:
European Union	$14,008	$13,205	$7,260	$7,155
Eastern Europe, Middle East & Africa	7,481	6,231	4,125	3,400
Asia	7,465	5,804	3,903	2,947
Latin America & Canada	4,016	3,259	2,095	1,711

Net revenues	$32,970	$28,499	$17,383	$15,213

Earnings before income taxes:
Operating companies income:
European Union	$2,167	$2,130	$1,105	$1,163
Eastern Europe, Middle East & Africa	1,556	1,221	786	635
Asia	1,569	1,280	845	619
Latin America & Canada	455	226	238	71
Amortization of intangibles	(43)	(36)	(23)	(21)
General corporate expenses	(83)	(72)	(45)	(38)

Operating income	5,621	4,749	2,906	2,429
Interest expense, net	(446)	(351)	(223)	(193)

Earnings before income taxes	$5,175	$4,398	$2,683	$2,236

As discussed in Note 15. Colombian Investment and Cooperation Agreement, during the second quarter of 2009, PMI recorded a pre-tax charge of $135 million related to the Investment and Cooperation Agreement in Colombia. The charge was recorded in the operating companies income of the Latin America & Canada segment for the six months and three months ended June 30, 2009.

Note 10. Contingencies:

Legal proceedings covering a wide range of matters are pending or threatened against us, and/or our subsidiaries, and/or our indemnitees in various jurisdictions. Our indemnitees include distributors, licensees, and others that have been named as parties in certain cases and that we have agreed to defend, as well as pay costs and some or all of judgments, if any, that may be entered against them. Altria Group, Inc. and PM USA are also indemnitees, in certain cases, pursuant to the terms of the Distribution Agreement between Altria Group, Inc. and PMI. Various types of claims are raised in these proceedings, including, among others, product liability, consumer protection, antitrust, employment and tax.

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

The table below lists the number of tobacco-related cases pending against us and/or our subsidiaries or indemnitees as of August 1, 2010, 2009 and 2008:

Type of Case	Number of Cases Pending as of August 1, 2010		Number of Cases Pending as of August 1, 2009		Number of Cases Pending as of August 1, 2008
Individual Smoking and Health Cases	116		119		125

Smoking and Health Class Actions	11	(1)	9	(1)	3

Health Care Cost Recovery Actions	10		10		9
Lights Class Actions	2		3		3
Individual Lights Cases (small claims court) (2)	1,962		1,990		2,011
Public Civil Actions	9		12		10

(1)	Includes two cases due to the acquisition of Rothmans in Canada.

(2)

The 1,962 cases are all pending in small claims courts in Italy where the maximum damage award is approximately one thousand Euros per case. Of these 1,962 cases, 1,952, which were filed by the same plaintiffs’ attorney, have now been stayed pending an investigation by the public prosecutor into the conduct of that plaintiffs’ attorney. In May 2009, the case files in these cases were permanently confiscated by the court as a result of the investigation. As a consequence of the confiscation of these case files, the small claims courts in which the cases are pending have begun dismissing the cases, and the remainder of the cases are expected to be dismissed in the coming months.

Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 381(3) Smoking and Health, Lights, Health Care Cost Recovery cases and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Nine cases have had decisions in favor of plaintiffs. Five of these cases have subsequently reached final resolution in our favor, one has been annulled and returned to the trial court for further proceedings, and three remain on appeal. To date, we have paid total judgments including costs of approximately six thousand Euros. These payments were made in order to appeal three Italian small claims cases,

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

two of which were subsequently reversed on appeal and one of which remains on appeal. To date, no tobacco-related case has been finally resolved in favor of a plaintiff against us, our subsidiaries or indemnitees.

(3)	Includes 158 individual lights cases filed in small claims courts in Italy.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below lists the verdicts and post-trial developments in the three pending cases (excluding one individual case on appeal from Italian small claims court) in which verdicts were returned in favor of plaintiffs:

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
September 2009	Brazil/Bernhardt	Individual Smoking and Health	The Civil Court of Rio de Janeiro found for plaintiff and ordered Philip Morris Brasil to pay R$13,000 (approximately $7,300) in moral damages.	In September 2009, following the decision on the merits in plaintiff’s favor, the plaintiff filed a motion requesting an increase in the damages awarded. This motion was rejected by the court, but plaintiff appealed the court’s ruling on this motion to the Court of Appeals. Philip Morris Brasil filed its appeal against the decision on the merits with the Court of Appeals in November 2009. In February 2010, without addressing the merits of either party’s appeal, the Court of Appeals annulled the trial court’s decision. The Court of Appeals sent the case back to the trial court to issue a new ruling, which must address certain compensatory damage claims made by the plaintiff that the trial court did not address in its original ruling. In July 2010, the trial court reinstated its original decision, while specifically rejecting the compensatory damages claim. Philip Morris Brasil has appealed this decision.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
February 2004	Brazil/The Smoker Health Defense Association (ADESF)	Class Action	The Civil Court of São Paulo found defendants liable without hearing evidence. The court did not assess moral or actual damages, which were to be assessed in a second phase of the case. The size of the class was not defined in the ruling.	In April 2004, the court clarified its ruling, awarding “moral damages” of R$1,000 (approximately $560) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class still has not been estimated. Defendants appealed to the São Paulo Court of Appeals, and the case, including the execution of the judgment, was stayed pending appeal. In November 2008, the São Paulo Court of Appeals annulled the ruling, finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In addition, the defendants filed a constitutional appeal to the Federal Supreme Tribunal on the basis that the plaintiff did not have standing to bring the lawsuit. This appeal is still pending.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
October 2003	Brazil/Da Silva	Individual Smoking and Health	The Court of Appeal of Rio Grande do Sul reversed the trial court ruling in favor of Philip Morris Brasil and awarded plaintiffs R$768,000 (approximately $430,000).	In December 2004, a larger panel of the Court of Appeal of Rio Grande do Sul overturned the adverse decision. Plaintiffs appealed to the Superior Court of Justice. In May 2009, a single judge in the Superior Court of Justice rejected plaintiffs’ appeal. Plaintiffs further appealed to the full panel of the Superior Court of Justice, which rejected the appeal in November 2009. Plaintiffs filed a motion for clarification of the Superior Court of Justice’s November 2009 decision, which was rejected in February 2010. Plaintiffs appealed the February 2010 decision of the Superior Court of Justice to the Superior Federal Tribunal and the appeal was rejected in May 2010. As a result, plaintiffs’ original appeal to the Superior Court of Justice is now final. In addition, plaintiffs filed a separate appeal to the Supreme Federal Tribunal. This appeal is still pending.

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

As of August 1, 2010, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•

116 cases brought by individual plaintiffs in Argentina (44), Brazil (47), Canada (2), Chile (8), Costa Rica (1), Finland (2), Greece (1), Italy (7), the Philippines (1), Scotland (1) and Turkey (2), compared with 119 such cases on August 1, 2009, and 125 cases on August 1, 2008; and

•	11 cases brought on behalf of classes of individual plaintiffs in Brazil (2), Bulgaria (1) and Canada (8), compared with 9 such cases on August 1, 2009, and 3 such cases on August 1, 2008.

In the individual cases in Finland, our two indemnitees (our former licensees now known as Amer Sports Corporation and Amerintie 1 Oy) and another member of the industry are defendants. Plaintiffs allege personal injuries as a result of smoking. All three cases were tried together before the District Court of Helsinki. Trial began in March 2008 and concluded in May 2008. In October 2008, the District Court issued decisions in favor of defendants in all three cases. Plaintiffs filed appeals. One of the three plaintiffs has since withdrawn her appeal, making the District Court’s decision in favor of the defendants final. The other two plaintiffs continued to pursue their appeals. The appellate hearing, which was essentially a re-trial of these cases before the Appellate Court, concluded in December 2009. In May 2010, the Appellate Court rejected plaintiffs’ appeals in their entirety. In July 2010, both plaintiffs filed motions for leave to appeal this ruling to the Finland Supreme Court.

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

In the class action in Bulgaria, Yochkolovski v. Sofia BT AD, et al., Sofia City Court, Bulgaria, filed March 12, 2008, our subsidiaries and other members of the industry are defendants. The plaintiff brought a collective claim on behalf of classes of smokers who were allegedly misled by tar and nicotine yields printed on packages and on behalf of a class of minors who were allegedly misled by marketing. Plaintiff seeks damages for economic loss, pain and suffering, medical treatment, and withdrawal from the market of all cigarettes that allegedly do not comply with tar and nicotine labeling requirements. The trial court dismissed the youth marketing claims. This decision has been affirmed on appeal. The trial court also ordered plaintiff to provide additional evidence in support of the remaining claims as well as evidence of his capacity to represent the class and bear the costs of the proceedings. Our subsidiaries have not been served with the complaint.

In the first class action pending in Canada, Cecilia Letourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, our subsidiary and two other Canadian manufacturers are defendants. The plaintiff, an individual smoker, is seeking compensatory and unspecified punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005. Pre-trial discovery is ongoing. A trial date has been scheduled for October 2011.

In the second class action pending in Canada, Conseil Quebecois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, our subsidiary and two other Canadian manufacturers are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, are seeking compensatory and unspecified punitive damages for each member of the class who allegedly suffers from certain smoking-related diseases. The class was certified in 2005. Pre-trial discovery is ongoing. A trial date has been scheduled for October 2011.

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

In the seventh class action pending in Canada, McDermid v. Imperial Tobacco Canada Limited, et al., Supreme Court, British Columbia, Canada, filed on June 25, 2010, we, our subsidiaries, and our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The plaintiff, an individual smoker, alleges his own addiction to tobacco products and heart disease resulting from the use of tobacco products. He is seeking compensatory and unspecified punitive damages on behalf of a proposed class comprised of all smokers who were alive on June 12, 2007, and who suffered from heart disease caused by smoking, their estates, dependents and family members, plus disgorgement of revenues earned by the defendants from January 1, 1954 to the date the claim was filed. Our subsidiaries have been served with the complaint. To date, we and our indemnitees have not been served.

In the eighth class action pending in Canada, Bourassa v. Imperial Tobacco Canada Limited, et al., Supreme Court, British Columbia, Canada, filed on June 25, 2010, we, our subsidiaries, and our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The plaintiff, the heir to a deceased smoker, alleges that the decedent was addicted to tobacco products and suffered from emphysema resulting from the use of tobacco products. She is seeking compensatory and unspecified punitive damages on behalf of a proposed class comprised of all smokers who were alive on June 12, 2007, and who suffered from chronic respiratory diseases caused by smoking, their estates, dependents and family members, plus disgorgement of revenues earned by the defendants from January 1, 1954 to the date the claim was filed. Our subsidiaries have been served with the complaint. To date, we and our indemnitees have not been served.

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

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of August 1, 2010, there were 10 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Canada (3), Israel (1), Nigeria (5) and Spain (1), compared with 10 such cases on August 1, 2009, and 9 such cases on August 1, 2008.

In the first health care cost recovery case pending in Canada, Her Majesty the Queen in Right of British Columbia v. Imperial Tobacco Limited, et al., Supreme Court, British Columbia, Vancouver Registry, Canada, filed January 24, 2001, we, our subsidiaries, our indemnitee (PM USA), and other members of the industry are defendants. The plaintiff, the government of the province of British Columbia, brought a claim based upon legislation enacted by the province authorizing the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, resulting from a “tobacco related wrong.” The Supreme Court has held that the statute is constitutional. We and certain other non-Canadian defendants challenged the jurisdiction of the court. The court rejected the jurisdictional challenge and pre-trial discovery is ongoing. The trial court also has granted plaintiff’s request that the target trial date of September 2011 be postponed indefinitely. Meanwhile, in December 2009, the British Columbia Court of Appeal ruled that the defendants could pursue a third-party claim against the government of Canada for negligently misrepresenting to defendants the efficacy of the low tar tobacco strain that the federal government developed and licensed to some of the defendants. In May 2010, the Supreme Court of Canada agreed to hear both the appeal of the Attorney General of Canada and the defendants’ cross-appeal from the British Columbia Court of Appeal decision.

In the second health care cost recovery case filed in Canada, Her Majesty the Queen in Right of New Brunswick v. Rothmans Inc., et al., Court of Queen’s Bench of New Brunswick, Trial Court, New Brunswick, Fredericton, Canada, filed March 13, 2008, we, our subsidiaries, our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The claim was filed by the government of the province of New Brunswick based on legislation enacted in the province. This legislation is similar to the law introduced in British Columbia that authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” Our subsidiaries, indemnitees, and we have been served with the complaint. Pre-trial discovery is ongoing.

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

In the case in Israel, Kupat Holim Clalit v. Philip Morris USA, et al., Jerusalem District Court, Israel, filed September 28, 1998, we, our subsidiary, and our indemnitee (PM USA), and other members of the industry are defendants. The plaintiff, a private health care provider, brought a claim seeking reimbursement of the cost of treating its members for alleged smoking-related illnesses for the years 1990 to 1998. Certain defendants filed a motion to dismiss the case. The motion was rejected, and those defendants filed a motion with the Israel Supreme Court for leave to appeal. The appeal was heard by the Supreme Court in March 2005, and the parties are awaiting the court’s decision.

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

In the third case in Nigeria, The Attorney General of Gombe State v. British American Tobacco (Nigeria) Limited, et al., High Court of Gombe State, Gombe, Nigeria, filed May 18, 2007, our subsidiary and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. In July 2008, the court dismissed the case against all defendants based on the plaintiff’s failure to comply with various procedural requirements when filing and serving the complaint. The plaintiff did not appeal the dismissal. However, in October 2008, the plaintiff refiled its claim. In February 2010, the plaintiff attempted service of process on Philip Morris International Inc. We challenged service. In June 2010, the court ordered the plaintiff to amend the claim to properly name Philip Morris International Inc. as a defendant. In July 2010, the plaintiff attempted to serve the amended complaint on Philip Morris International Inc. We are objecting to the service of process.

In the fourth case in Nigeria, The Attorney General of Oyo State, et al., v. British American Tobacco (Nigeria) Limited, et al., High Court of Oyo State, Ibadan, Nigeria, filed May 25, 2007, our subsidiary and other members of the industry are defendants. Plaintiffs seek reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. Our subsidiary was served and challenged the service as improper. In June 2010, the court ruled that the plaintiff did not have leave to serve the writ of summons on the defendants and that plaintiff must re-serve the complaint. Our subsidiary has not yet been re-served with the complaint.

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

As of August 1, 2010, there were a number of lights cases pending against our subsidiaries or indemnitees, as follows:

•	2 cases brought on behalf of various classes of individual plaintiffs (some overlapping) in Israel, compared with 3 such cases on August 1, 2009, and 3 such cases on August 1, 2008; and

•

1,962 cases brought by individuals in the equivalent of small claims courts in Italy, where the maximum damages are approximately one thousand Euros per case, compared with 1,990 such cases on August 1, 2009, and 2,011 such cases on August 1, 2008.

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

In a separate class action in Israel, Numberg, et al. v. Philip Morris Products S.A., et al., District Court of Tel Aviv/Jaffa, Israel, filed May 19, 2008, our subsidiaries and our indemnitee (our distributor M.H. Eliashar Distribution Ltd.) and other members of the industry were defendants. The plaintiffs filed a purported class action claiming that the class members were misled by pack colors, terms such as “slims” or “super slims” or “blue,” and text describing tar and nicotine yields. Plaintiffs alleged that these pack features misled consumers to believe that the cigarettes with those descriptors were safer than full flavor cigarettes. Plaintiffs sought recovery of the price of the brands at issue that were purchased from December 31, 2004 to the date of filing of the claim. They also sought compensation for mental anguish, punitive damages and injunctive relief. Our subsidiaries and our indemnitee were served with the complaint. Defendants filed their oppositions to class certification in March 2009. In May 2010, the court issued an order dismissing the claim. This case is now terminated and is not included in the above case statistics. We will no longer report on this case.

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

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of August 1, 2010, there were 9 public civil actions pending against our subsidiaries in Argentina (1), Brazil (1), Colombia (6) and Venezuela (1), compared with 12 such cases on August 1, 2009, and 10 such cases on August 1, 2008.

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

In a public civil action in Brazil, Associacao dos Consumidores Explorados do Distrito Federal v. Sampoerna Tabacos America Latina Ltda., State Trial Court of Brasilia, Brazil, filed April 18, 2006, our subsidiary was a defendant. The plaintiff, a consumer association, sought a ban on the production and sale of cigarettes on the grounds that they are harmful to health. Plaintiff’s complaint also requested that a daily fine be imposed should the ban be granted and defendant continue to produce or sell cigarettes. Our subsidiary filed its answer in May 2006. The trial court dismissed the case in November 2007. Plaintiff appealed. In November 2008, the appellate court affirmed the trial court’s dismissal. Plaintiff filed two further appeals, one to the Superior Court of Justice and another to the Federal Supreme Court. The appeal to the Superior Court of Justice was denied in September 2009, and is final. The appeal to the Federal Supreme Court was rejected in May 2010, and is final. This case is now terminated and is not included in the above case statistics. We will no longer report on this case.

In the public civil action pending in Brazil, The Brazilian Association for the Defense of Consumer Health (SAUDECON) v. Philip Morris Brasil Industria e Comercio Ltda and Souza Cruz S.A., Civil Court of City of Porto Alegre, Brazil, filed November 3, 2008, our subsidiary is a defendant. The plaintiff, a consumer organization, is asking the court to establish a fund that will be used to provide treatment, for a minimum of two years, to smokers who claim to be addicted and who do not otherwise have access to smoking cessation treatment. Plaintiff requests that each defendant’s liability be determined according to its market share. Our subsidiary filed its answer in January 2009. In May 2009, the trial court dismissed the case on the merits. Plaintiff has appealed.

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

In the second public civil action in Colombia, Morales v. Philip Morris Colombia S.A. and Colombian Government, Administrative Court of Bogotá, Colombia, filed February 12, 2007, our subsidiary and a government entity are defendants. The plaintiff alleges violations of the collective right to a healthy environment, public health rights, and the rights of consumers, and that the government failed to protect those rights. Plaintiff seeks various monetary damages and other relief, including a ban on descriptors and a ban on cigarette advertising. Our subsidiary filed its answer in March 2007. In April 2010, the trial court dismissed the case. Plaintiff has appealed.

In the third public civil action in Colombia, Morales, et al. v. Coltabaco (Morales II), Civil Court of Bogotá, Colombia, filed February 5, 2008, our subsidiary, which was served in June 2008, is a defendant. The plaintiffs allege misleading advertising, product defect, failure to inform, and the targeting of minors in advertising and marketing. Plaintiffs seek various monetary relief including a percentage of the costs incurred by the state each year for treating tobacco-related illnesses to be paid to the Ministry of Social Protection (from the date of incorporation of Coltabaco). After this initial payment, plaintiffs seek a fixed annual contribution to the government. Plaintiffs also request that a statutory incentive award be paid to them for filing the claim. Our subsidiary filed its answer in July 2008. In July 2010, the trial court dismissed the case. Plaintiff may appeal.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In the fourth public civil action in Colombia, Morales, et al. v. Productora Tabacalera de Colombia S.A. (Protabaco), et al., (Morales III), Administrative Court of Bogotá, Colombia, filed December 19, 2007, two of our subsidiaries, which were served in July and August 2008, other members of the industry, and various government entities are defendants. The plaintiffs’ claims are identical to those in Morales II, above. Our subsidiaries filed their answers in August 2008.

In the fifth public civil action in Colombia, Roche v. Philip Morris Colombia S.A., Civil Court of Bogotá, Colombia, filed November 14, 2008, our subsidiary is a defendant. Plaintiff alleges violations of the collective right to health because the defendant failed to include information about ingredients and their toxicity on cigarette packs. Plaintiff asks the court to order our subsidiary to immediately cease manufacture and/or distribution of cigarettes until information on ingredients and their toxicity is included on packs. Our subsidiary filed its answer in January 2009.

In the sixth public civil action in Colombia, Ibagué Public Prosecutor v. Republic of Colombia (Ministry of Social Protection), et al., Administrative Court of Ibagué, Colombia, filed August 11, 2009, our subsidiary is a defendant. Plaintiff alleges that the public’s collective right to health, safety and enjoyment of a safe environment, have been violated. Plaintiff seeks (i) a ban on the sale of cigarettes; (ii) a ban on all cigarette advertising and promotion; (iii) the development of strategies to rehabilitate smoking addicts; and (iv) the implementation of a program designed to eradicate smoking in Colombia within a “reasonable” period of time. Our subsidiary has not yet been served with the complaint.

In the public civil action in Venezuela, Federation of Consumers and Users Associations (FEVACU), et al. v. National Assembly of Venezuela and the Venezuelan Ministry of Health, Constitutional Chamber of the Venezuelan Supreme Court, filed April 29, 2008, we were not named as a defendant, but the plaintiffs published a notice pursuant to court order, notifying all interested parties to appear in the case. In January 2009, our subsidiary appeared in the case in response to this notice. The plaintiffs purport to represent the right to health of the citizens of Venezuela and claim that the government failed to protect adequately its citizens’ right to health. The claim asks the court to order the government to enact stricter regulations on the manufacture and sale of tobacco products. In addition, the plaintiffs ask the court to order companies involved in the tobacco industry to allocate a percentage of their “sales or benefits” to establish a fund to pay for the health care costs of treating smoking-related diseases. In October 2008, the court ruled that plaintiffs have standing to file the claim and that the claim meets the threshold admissibility requirements.

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

•

Tax: In Brazil, there are 108 tax cases involving Philip Morris Brasil S.A. relating to the payment of state tax on the sale and transfer of goods and services, federal social contributions, excise, social security and income tax, and other matters. Fifty of these cases are under administrative review by the relevant fiscal authorities and 58 are under judicial review by the courts; and

•

Employment: Our subsidiaries, Philip Morris Brasil S.A. and Philip Morris Brasil Ltda, are defendants in various individual employment cases resulting, among other things, from the termination of employment in connection with the shut-down of one of our factories in Brazil.

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

In the breach of contract action in Ontario, Canada, The Ontario Flue-Cured Tobacco Growers’ Marketing Board, et al. v. Rothmans, Benson & Hedges Inc., Superior Court of Justice, London, Ontario, Canada, filed November 5, 2009, our subsidiary is a defendant. Plaintiffs in this putative class action allege that our subsidiary breached contracts with the class members (Ontario tobacco growers and their related associations) concerning the sale and purchase of flue-cured tobacco from January 1, 1986 to December 31, 1996. Plaintiffs allege that our subsidiary was required by the contracts to disclose to plaintiffs the quantity of tobacco included in cigarettes to be sold for duty free and export purposes (which it purchased at a lower price per pound than tobacco that was included in cigarettes to be sold in Canada), but failed to disclose that some of the cigarettes it designated as being for export and duty free purposes were ultimately sold in Canada. Our subsidiary has been served, but there is currently no deadline to respond to the statement of claim.

Third-Party Guarantees

At June 30, 2010, PMI’s third-party guarantees were $6 million, of which $2 million have no specific expiration dates. The remainder expires through 2014 with $1 million expiring through June 30, 2011. PMI is required to perform under these guarantees in the event that a third party fails to make contractual payments. PMI does not have a liability on its condensed consolidated balance sheet at June 30, 2010, as the fair value of these guarantees is insignificant due to the fact that the probability of future payments under these guarantees is remote.

Under the terms of the Distribution Agreement between Altria and PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. PMI does not have a liability recorded on its balance sheet at June 30, 2010, as the fair value of this indemnification is insignificant since the probability of future payments under this indemnification is remote.

Note 11. Income Taxes:

Income tax provisions for jurisdictions outside the United States, as well as state and local income tax provisions, were determined on a separate company basis and the related assets and liabilities were recorded in PMI’s condensed consolidated balance sheets.

PMI’s effective tax rates for the six months and three months ended June 30, 2010 were 26.6% and 23.9%, respectively. PMI’s effective tax rates for the six months and three months ended June 30, 2009 were 29.2% and 28.6%, respectively. The effective tax rates for the six months and three months ended June 30, 2010 were favorably impacted by the reversal of tax reserves ($148 million) following the conclusion of the IRS examination of Altria Group, Inc.’s consolidated tax returns for the years 2000 through 2003, partially offset by the negative impact of an enacted increase in corporate income tax rates in Greece ($21 million) and the net result of an audit in Italy ($6 million). The effective tax rates are based on PMI’s full-year geographic earnings mix projections and cash repatriation plans. Changes in earnings mix or in cash repatriation plans could have an impact on the effective tax rates, which PMI monitors each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

PMI is regularly examined by tax authorities around the world. Although PMI does not anticipate the closure of any significant tax audits in the next twelve months, examinations could result in a change in unrecognized tax benefits along with related interest and penalties.

Note 12. Indebtedness:

Short-term Borrowings:

At June 30, 2010 and December 31, 2009, PMI’s short-term borrowings, consisting of commercial paper and bank loans to certain PMI subsidiaries, had a carrying value of $857 million and $1,662 million, respectively. The fair value of PMI’s short-term borrowings, based on current market interest rates, approximates carrying value.

Long-term Debt:

At June 30, 2010 and December 31, 2009, PMI’s long-term debt consisted of the following (in millions):

	June 30, 2010	December 31, 2009
U.S. dollar notes, 4.50% to 6.875% (average interest rate 5.640%), due through 2038	$8,186	$7,199
Foreign currency obligations:
Euro notes payable (average interest rate 5.240%), due through 2016	4,547	5,378
Swiss franc notes payable (average interest rate 3.624%), due through 2013	916	969
Other (average interest rate 4.028%), due through 2024	725	208

	14,374	13,754
Less current portion of long-term debt	78	82

	$14,296	$13,672

In March 2010, PMI issued $1.0 billion of 4.50% U.S. dollar notes due March 2020. Interest is payable semiannually beginning September 2010. The net proceeds from the sale of the securities ($983 million) are being used to meet PMI’s working capital requirements, repurchase PMI’s common stock, refinance debt or for general corporate purposes.

Other foreign currency debt at June 30, 2010 includes long-term debt from our business combination in the Philippines. For further details on this business combination, see Note 7. Acquisitions and Other Business Arrangements. Other foreign currency debt also includes capital lease obligations and mortgage debt.

Credit Facilities:

On March 29, 2010, we entered into a new multi-year revolving credit facility in the amount of $2.5 billion, which expires on September 30, 2013. This new revolving credit facility replaces our Euro 2.0 billion 5-year revolving credit facility, which was to expire on May 12, 2010, and our $1.0 billion 3-year revolving credit facility, which was to expire on December 4, 2010. At June 30, 2010, PMI’s committed credit facilities were $5.2 billion, and there were no borrowings outstanding under these committed credit facilities.

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

Securities Available for Sale – Warrants

PMI assesses the fair value of securities available for sale, which consist of warrants to purchase third-party common stock, by using a Black-Scholes methodology based on observable market inputs that include stock prices, prevailing risk-free interest rates, dividend yield and volatility. These warrants have been classified within Level 2.

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

Debt – Long-Term Notes

The fair value of PMI’s outstanding long-term notes, as utilized solely for disclosure purposes, is determined by utilizing quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. The aggregate carrying value of PMI’s debt, excluding short-term borrowings and $164 million of capital lease obligations, was $14,210 million at June 30, 2010. The fair values of PMI’s outstanding long-term notes have been classified within Level 1 and Level 2.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The aggregate fair value of PMI’s securities available for sale, derivative financial instruments and long-term notes as of June 30, 2010, was as follows (in millions):

	At June 30, 2010	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Warrants	$2	$—	$2	$—
Foreign exchange contracts	90		90

Total assets	$92	$—	$92	$—

Liabilities:
Long-term notes	$15,671	$15,111	$560	$—
Foreign exchange contracts	184		184

Total liabilities	$15,855	$15,111	$744	$—

Note 14. Accumulated Other Comprehensive Earnings (Losses):

PMI’s accumulated other comprehensive earnings (losses), net of taxes, consisted of the following (in millions):

	At June 30, 2010	At December 31, 2009	At June 30, 2009
Currency translation adjustments	$3	$561	$(278)
Pension and other benefits	(1,372)	(1,408)	(1,416)
Derivatives accounted for as hedges	66	19	(24)
Debt and equity securities	2	11	(1)

Total accumulated other comprehensive losses	$(1,301)	$(817)	$(1,719)

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

At June 30, 2010 and December 31, 2009, PMI had $94 million and $93 million, respectively, of discounted liabilities associated with the Colombian Investment and Cooperation Agreement. These discounted liabilities are primarily reflected in other long-term liabilities on the consolidated balance sheet.

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

Consolidated Operating Results for the Six Months Ended June 30, 2010 – The changes in our reported net earnings attributable to PMI and diluted EPS for the six months ended June 30, 2010, from the comparable 2009 amounts, were as follows (in millions, except per share data):

	Net Earnings Attributable to PMI	Diluted EPS
For the six months ended June 30, 2009	$3,022	$1.52

2010 Tax items	121	0.07
2009 Asset impairment and exit costs	1
2009 Colombian Investment and Cooperation Agreement charge	93	0.04

Currency	187	0.09
Interest	(61)	(0.03)
Change in tax rate	13	0.01
Impact of lower shares outstanding and share-based payments	6	0.12
Operations	303	0.15

For the six months ended June 30, 2010	$3,685	$1.97

Income Taxes – Our effective income tax rate for the six months ended June 30, 2010 decreased 2.6 percentage points to 26.6%. The effective tax rate for the six months ended June 30, 2010 was favorably impacted by the reversal of tax reserves ($148 million) following the conclusion of the IRS examination of Altria Group, Inc.’s consolidated tax returns for the years 2000 through 2003, partially offset by the negative impact of an enacted increase in corporate income tax rates in Greece ($21 million) and the net result of an audit in Italy ($6 million).

Colombian Investment and Cooperation Agreement charge – During the second quarter of 2009, we recorded a pre-tax charge of $135 million ($93 million after tax) related to the Investment and Cooperation Agreement in Colombia. The charge was recorded in the operating companies income of the Latin America & Canada segment. For further details, see Note 15. Colombian Investment and Cooperation Agreement to our condensed consolidated financial statements.

Currency – The favorable currency impact during the reporting period was due primarily to the Australian dollar, Canadian dollar, Indonesian rupiah, Japanese yen, Korean won, Mexican peso, Russian ruble and Turkish lira, partially offset by the Euro and Swiss franc.

Interest – The unfavorable impact of interest was due primarily to higher average debt levels and lower interest income.

Lower Shares Outstanding and Share-Based Payments – The favorable EPS impact was due primarily to the repurchase of our common stock pursuant to our share repurchase programs.

Operations – The increase in our operations reflected in the table above was due primarily to the following:

•	Eastern Europe, Middle East & Africa: Higher pricing, partially offset by higher manufacturing costs and lower volume/mix;

•	Asia: Higher volume/mix, mainly due to higher distributor inventory in Japan, and higher pricing, partially offset by higher manufacturing costs;

•	Latin America & Canada: Higher pricing and favorable volume/mix, partially offset by higher manufacturing costs; and

•	European Union: Higher pricing, partially offset by lower volume/mix and higher costs.

Consolidated Operating Results for the Three Months Ended June 30, 2010 – The changes in our reported net earnings attributable to PMI and diluted EPS for the three months ended June 30, 2010, from the comparable 2009 amounts, were as follows (in millions, except per share data):

	Net Earnings Attributable to PMI	Diluted EPS
For the three months ended June 30, 2009	$1,546	$0.79

2010 Tax items	121	0.07
2009 Colombian Investment and Cooperation Agreement charge	93	0.04

Currency	61	0.03
Interest	(20)	(0.01)
Change in tax rate	9
Impact of lower shares outstanding and share-based payments	3	0.06
Operations	169	0.09

For the three months ended June 30, 2010	$1,982	$1.07

Income Taxes – Our effective income tax rate for the three months ended June 30, 2010 decreased 4.7 percentage points to 23.9%. The effective tax rate for the three months ended June 30, 2010 was favorably impacted by the reversal of tax reserves ($148 million) following the conclusion of the IRS examination of Altria Group, Inc.’s consolidated tax returns for the years 2000 through 2003, partially offset by the negative impact of an enacted increase in corporate income tax rates in Greece ($21 million) and the net result of an audit in Italy ($6 million).

Colombian Investment and Cooperation Agreement charge – As previously discussed, during the second quarter of 2009, we recorded a pre-tax charge of $135 million ($93 million after tax) related to the Investment and Cooperation Agreement in Colombia. The charge was recorded in the operating companies income of the Latin America & Canada segment. For further details, see Note 15. Colombian Investment and Cooperation Agreement to our condensed consolidated financial statements.

Currency – The favorable currency impact during the reporting period was due primarily to the Australian dollar, Canadian dollar, Indonesian rupiah, Japanese yen, Korean won, Mexican peso, Russian ruble and Turkish lira, partially offset by the Euro.

Interest – The unfavorable impact of interest was due primarily to higher average debt levels.

Lower Shares Outstanding and Share-Based Payments – The favorable EPS impact was due primarily to the repurchase of our common stock pursuant to our share repurchase programs.

Operations – The increase in our operations reflected in the table above was due primarily to the following:

•	Asia: Higher volume/mix, mainly due to higher distributor inventory in Japan, and higher pricing, partially offset by higher manufacturing costs; and

•	Eastern Europe, Middle East & Africa: Higher pricing, partially offset by higher manufacturing costs and lower volume/mix.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2010 Forecasted Results – The worldwide economic recession has affected the markets in which we operate. The fragility of the economic recovery and its geographic disparity, coupled with its uncertain impact on employment levels and currency volatility, naturally warrants a cautious outlook for 2010. We expect that our full-year volume performance excluding acquisitions will parallel that recorded in 2009 as a result of market contractions. On July 22, 2010, we raised our forecast for 2010 full-year reported diluted EPS to a range of $3.75 to $3.85, up by approximately 16% to 19% compared to $3.24 in 2009, driven by favorable currency at prevailing rates at that date. Excluding currency, reported diluted earnings per share are projected to increase by approximately 14% to 17%. This guidance includes $0.07 per share for the previously discussed reversal of tax provisions, largely due to the completion of U.S. tax audits, and excludes the impact of any potential future acquisitions, asset impairment and exit cost charges, and any unusual events. The factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast.

Discussion and Analysis

Consolidated Operating Results

See pages 75-79 for a discussion of our Cautionary Factors That May Affect Future Results. Our cigarette volume, net revenues, excise taxes on products and operating companies income by segment were as follows (in millions):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2010	2009	2010	2009

Cigarette volume:
European Union	111,353	117,840	59,024	62,900
Eastern Europe, Middle East & Africa	142,037	144,328	77,892	76,650
Asia	141,400	114,747	78,185	57,979
Latin America & Canada	50,904	49,625	25,858	25,636

Total cigarette volume	445,694	426,540	240,959	223,165

Net revenues:
European Union	$14,008	$13,205	$7,260	$7,155
Eastern Europe, Middle East & Africa	7,481	6,231	4,125	3,400
Asia	7,465	5,804	3,903	2,947
Latin America & Canada	4,016	3,259	2,095	1,711

Net revenues	$32,970	$28,499	$17,383	$15,213

Excise taxes on products:
European Union	$9,529	$8,938	$4,965	$4,875
Eastern Europe, Middle East & Africa	3,846	3,139	2,236	1,760
Asia	3,469	2,641	1,780	1,374
Latin America & Canada	2,569	2,050	1,341	1,070

Excise taxes on products	$19,413	$16,768	$10,322	$9,079

Operating income:
Operating companies income:
European Union	$2,167	$2,130	$1,105	$1,163
Eastern Europe, Middle East & Africa	1,556	1,221	786	635
Asia	1,569	1,280	845	619
Latin America & Canada	455	226	238	71
Amortization of intangibles	(43)	(36)	(23)	(21)
General corporate expenses	(83)	(72)	(45)	(38)

Operating income	$5,621	$4,749	$2,906	$2,429

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

As previously discussed, the operating companies income of the Latin America & Canada segment for the six months and three months ended June 30, 2009, included a pre-tax charge of $135 million related to the Investment and Cooperation Agreement in Colombia. For further details, see Note 15. Colombian Investment and Cooperation Agreement to our condensed consolidated financial statements.

Consolidated Operating Results for the Six Months Ended June 30, 2010

The following discussion compares our consolidated operating results for the six months ended June 30, 2010, with the six months ended June 30, 2009.

Our cigarette shipment volume of 445.7 billion units increased 19.2 billion (4.5%), due primarily to gains in Asia, reflecting incremental volume of 23.3 billion units from the new business combination in the Philippines, higher distributor inventories in Japan, double-digit growth in Korea and growth in Indonesia, partially offset by lower shipments in Pakistan, and growth in Latin America & Canada, mainly due to Canada and Mexico. These gains offset declines in the European Union, primarily reflecting lower total markets in Greece and Spain, as well as lower market share in Germany; and in EEMA, due to the impact of several significant tax-driven price increases in Romania, Turkey and Ukraine. Excluding acquisitions, our cigarette shipment volume was down 1.0%.

Our market share performance registered a growing trend in a number of markets, including Algeria, Argentina, Australia, Belgium, Brazil, Bulgaria, Egypt, Hungary, Italy, Japan, Korea, Malaysia, Mexico, the Netherlands, the Philippines, Poland, Russia, Singapore, the Slovak Republic, Switzerland and Ukraine.

Total cigarette shipments of Marlboro of 148.6 billion units were down 0.5%, due primarily to decreases in the European Union, primarily reflecting a lower total market and a share decline in Germany, lower share and the impact of excise tax and VAT-driven price increases in Greece, and the economic downturn in Spain; in EEMA, mainly reflecting tax-driven price increases in Romania and Turkey, partially offset by higher volume in the Middle East and North Africa; and a slight decline in Latin America & Canada. These decreases were partially offset by growth in Asia, primarily reflecting the aforementioned higher distributor inventories in Japan and double-digit growth in Korea and the Philippines. Total cigarette shipments of L&M of 43.3 billion units were down by 3.1%, with growth in the European Union of 5.5% and in Asia of 1.3%, offset by declines in the other regions. Total cigarette shipments of Chesterfield declined 2.4%, driven by lower shipments in Spain and Ukraine, partially offset by growth in Russia. Total cigarette shipments of Parliament were down by 4.3%, primarily in Turkey, reflecting the impact of the January 2010 tax-driven price increase, partially offset by growth in Japan and Korea. Total cigarette shipments of Lark increased by 6.3%, reflecting growth in Turkey, and Bond Street increased by 11.9%, driven by double-digit growth in Russia, partially offset by a decline in Turkey.

Total shipment volume of other tobacco products (in cigarette equivalent units) grew by 49.0%, primarily fueled by the acquisition of Swedish Match South Africa (Proprietary) Limited. Excluding acquisitions, shipment volume of other tobacco products was down by 10.2%, primarily due to lower volume in Poland, reflecting the impact of the excise tax alignment of pipe tobacco to roll-your-own in the first quarter of 2009. Total shipment volume for cigarettes and other tobacco products was up by 5.3%, and down by 1.1% excluding acquisitions.

Our net revenues and excise taxes on products were as follows (in millions):

	For the Six Months Ended June 30,
	2010	2009	Variance	%

Net revenues	$32,970	$28,499	$4,471	15.7%
Excise taxes on products	19,413	16,768	2,645	15.8%

Net revenues, excluding excise taxes on products	$13,557	$11,731	$1,826	15.6%

Currency movements increased net revenues by $2.4 billion ($872 million, after excluding the impact of currency movements on excise taxes) and operating income by $300 million. These increases were due primarily to the Australian dollar, Canadian dollar, Indonesian rupiah, Japanese yen, Korean won, Mexican peso, Russian ruble and Turkish lira, partially offset by the Euro and Swiss franc.

Net revenues, which include excise taxes billed to customers, increased $4.5 billion (15.7%). Excluding excise taxes, net revenues increased $1.8 billion (15.6%) to $13.6 billion. This increase was due to:

•	favorable currency ($872 million),

•	net price increases ($790 million) and

•	the impact of acquisitions ($285 million), partially offset by

•	lower volume/mix ($121 million).

Excise taxes on products increased $2.6 billion (15.8%), due to:

•	higher excise taxes resulting from changes in retail prices and tax rates ($1.8 billion),

•	currency movements ($1.5 billion) and

•	the impact of acquisitions ($93 million), partially offset by

•	lower volume/mix ($744 million).

As discussed under the caption “Business Environment,” governments have consistently increased excise taxes in most of the markets in which we operate. We expect excise taxes to continue to increase.

Our cost of sales; marketing, administration and research costs; and operating income were as follows (in millions):

	For the Six Months Ended June 30,
	2010	2009	Variance	%

Cost of sales	$4,922	$4,156	$766	18.4%

Marketing, administration and research costs	2,971	2,788	183	6.6%

Operating income	5,621	4,749	872	18.4%

Cost of sales increased $766 million (18.4%), due primarily to:

•	currency movements ($367 million),

•	the impact of acquisitions ($220 million) and

•	higher manufacturing costs ($184 million, primarily leaf tobacco costs).

Marketing, administration and research costs increased $183 million (6.6%), due primarily to:

•	currency ($202 million),

•	higher general and administrative expenses ($63 million),

•	the impact of acquisitions ($17 million),

•	higher research and development costs ($12 million) and

•	higher general corporate expenses, partially offset by

•	the 2009 charge related to the Colombian Investment and Cooperation Agreement ($135 million).

Operating income increased $872 million (18.4%). This increase was due primarily to:

•	net price increases ($790 million),

•	favorable currency ($300 million) and

•	the 2009 charge related to the Colombian Investment and Cooperation Agreement ($135 million), partially offset by

•	higher manufacturing costs ($184 million),

•	lower volume/mix ($116 million) and

•	higher general and administrative expenses ($63 million).

Interest expense, net, of $446 million increased $95 million, due primarily to higher average debt levels and lower interest income.

Our effective tax rate decreased 2.6 percentage points to 26.6%. The effective tax rate for the six months ended June 30, 2010 was favorably impacted by the reversal of tax reserves ($148 million) following the conclusion of the IRS examination of Altria Group, Inc.’s consolidated tax returns for the years 2000 through 2003, partially offset by the negative impact of an enacted increase in corporate income tax rates in Greece ($21 million) and the net result of an audit in Italy ($6 million). The estimated effective tax rate for the full-year 2010 excluding the discrete events described above is presently 29.0%. The effective tax rate is based on our full-year geographic earnings mix and cash repatriation activities and plans. Changes in our cash repatriation plans could have an impact on the effective tax rate, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

We are regularly examined by tax authorities around the world. Although we do not anticipate the closure of any significant tax audits in the next twelve months, examinations could result in a change in unrecognized tax benefits along with related interest and penalties.

Net earnings attributable to PMI of $3.7 billion increased $663 million (21.9%). This increase was due primarily to higher operating income and a lower effective tax rate, partially offset by higher interest expense, net. Diluted and basic EPS of $1.97 increased by 29.6% and 28.8%, respectively. Excluding a favorable currency impact of $0.09, diluted EPS increased 23.7%.

Consolidated Operating Results for the Three Months Ended June 30, 2010

The following discussion compares our consolidated operating results for the three months ended June 30, 2010, with the three months ended June 30, 2009.

Our cigarette shipment volume of 241.0 billion units was up by 8.0%. In EEMA, cigarette shipment volume growth of 1.6% was driven by Russia, Ukraine, the Middle East and double-digit growth in North Africa, partly offset by a decline in Turkey of 19.3% due to the impact of a significant excise increase in January 2010. In Asia, cigarette shipment volume increased by 34.9%, primarily reflecting the favorable impact of the PMFTC Inc. business combination in the Philippines of 17.2 billion units, a higher distributor inventory in Japan of approximately 3.4 billion units in anticipation of increased trade and consumer purchases ahead of an announced tax increase, effective October 1, 2010; and double-digit growth in Korea; partly offset by a decline in Pakistan, mainly due to a surge in illicit trade. In Latin America & Canada, cigarette shipment volume increased by 0.9%, driven mainly by double-digit growth in Canada, which was fueled by an improvement in the tax-paid market as a result of continuing anti-contraband enforcement measures. These gains offset declines in the EU, primarily due to a lower total cigarette market and share in Germany; the impact of excise tax and VAT-driven price increases in the first half of 2010 in Greece; and the economic downturn in Spain. Excluding acquisitions, our cigarette shipment volume, flattered by the Japan inventory impact, was up by 0.3%.

Our market share performance registered a growing trend in a number of markets, including Argentina, Australia, Belgium, Egypt, Japan, Korea, Mexico, the Netherlands, the Philippines, Poland, Russia, Singapore and Switzerland.

Total cigarette shipments of Marlboro of 77.9 billion units were down 0.5%, due primarily to decreases in the European Union, primarily reflecting a share decline in Germany, lower share in Greece, driven by the excise tax and VAT-driven price increases, and the impact of the economic crisis in Spain; and to a lesser degree in Latin America & Canada. Cigarette shipments of Marlboro grew slightly in EEMA, primarily driven by Ukraine, the Middle East and North Africa, partly offset by Russia and Turkey; and grew strongly in Asia, primarily reflecting the aforementioned increase in distributor inventories in Japan, growth in the Philippines, and double-digit growth in Korea. Total cigarette shipments of L&M of 23.2 billion units were essentially flat, with shipment growth in all regions, except EEMA, primarily due to declines in Russia, Turkey and Ukraine, partially offset by double-digit growth in Algeria and Egypt. Driven by a double-digit increase in shipments in Russia and Ukraine, total cigarette shipments of Chesterfield of 10.3 billion units grew by 6.2%. Total cigarette shipments of Parliament of 9.9 billion units were up by 2.3%, led by growth in Japan, Korea and Russia, partly offset by Turkey. Total cigarette shipments of Lark of 9.2 billion units increased by 16.2%, driven by growth in Japan and Turkey. Total cigarette shipments of Bond Street of 12.3 billion units increased by 16.4%, driven by double-digit growth in Russia and Ukraine, partly offset by Turkey.

Total shipment volume of other tobacco products (OTP), in cigarette equivalent units, grew by 55.0%, fueled by the acquisition of Swedish Match South Africa (Proprietary) Limited. Excluding acquisitions, shipment volume of OTP was down by 2.8%, primarily due to lower volume in Poland, reflecting the impact of the excise tax alignment of pipe tobacco to roll-your-own in the first quarter of 2009. Total shipment volume for cigarettes and OTP was up by 8.8%, or up by 0.2% excluding acquisitions.

Our net revenues and excise taxes on products were as follows (in millions):

	For the Three Months Ended June 30,
	2010	2009	Variance	%

Net revenues	$17,383	$15,213	$2,170	14.3%
Excise taxes on products	10,322	9,079	1,243	13.7%

Net revenues, excluding excise taxes on products	$7,061	$6,134	$927	15.1%

Currency movements increased net revenues by $1.1 billion ($419 million, after excluding the impact of currency movements on excise taxes) and operating income by $111 million. These increases were due primarily to the Australian dollar, Canadian dollar, Indonesian rupiah, Japanese yen, Korean won, Mexican peso, Russian ruble and Turkish lira, partially offset by the Euro.

Net revenues, which include excise taxes billed to customers, increased $2.2 billion (14.3%). Excluding excise taxes, net revenues increased $927 million (15.1%) to $7.1 billion. This increase was due to:

•	favorable currency ($419 million),

•	net price increases ($341 million) and

•	the impact of acquisitions ($181 million), partially offset by

•	lower volume/mix ($14 million).

Excise taxes on products increased $1.2 billion (13.7%), due to:

•	higher excise taxes resulting from changes in retail prices and tax rates ($1.0 billion),

•	currency movements ($658 million) and

•	the impact of acquisitions ($77 million), partially offset by

•	lower volume/mix ($503 million).

Our cost of sales; marketing, administration and research costs; and operating income were as follows (in millions):

	For the Three Months Ended June 30,
	2010	2009	Variance	%

Cost of sales	$2,550	$2,185	$365	16.7%

Marketing, administration and research costs	1,582	1,498	84	5.6%

Operating income	2,906	2,429	477	19.6%

Cost of sales increased $365 million (16.7%), due primarily to:

•	currency movements ($144 million),

•	the impact of acquisitions ($130 million) and

•	higher manufacturing costs ($94 million, primarily leaf tobacco costs).

Marketing, administration and research costs increased $84 million (5.6%), due primarily to:

•	currency ($163 million),

•	higher general and administrative expenses ($26 million),

•	higher marketing and sales expenses ($21 million),

•	the impact of acquisitions ($9 million) and

•	higher general corporate expenses, partially offset by

•	the 2009 charge related to the Colombian Investment and Cooperation Agreement ($135 million).

Operating income increased $477 million (19.6%). This increase was due primarily to:

•	net price increases ($341 million),

•	the 2009 charge related to the Colombian Investment and Cooperation Agreement ($135 million),

•	favorable currency ($111 million) and

•	the impact of acquisitions ($42 million), partially offset by

•	higher manufacturing costs ($94 million),

•	higher general and administrative expenses ($26 million) and

•	higher marketing and sales expenses ($21 million).

Interest expense, net, of $223 million increased $30 million, due primarily to higher average debt levels.

Our effective tax rate decreased 4.7 percentage points to 23.9%. The effective tax rate for the three months ended June 30, 2010 was favorably impacted by the reversal of tax reserves ($148 million) following the conclusion of the IRS examination of Altria Group, Inc.’s consolidated tax returns for the years 2000 through 2003, partially offset by the negative impact of an enacted increase in corporate tax rates in Greece ($21 million) and the net result of an audit in Italy ($6 million). The effective tax rate is based on our full-year geographic earnings mix and cash repatriation activities and plans. Changes in our cash repatriation plans could have an impact on the effective tax rate, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

As previously discussed, we are regularly examined by tax authorities around the world. Although we do not anticipate the closure of any significant tax audits in the next twelve months, examinations could result in a change in unrecognized tax benefits along with related interest and penalties.

Net earnings attributable to PMI of $2.0 billion increased $436 million (28.2%). This increase was due primarily to higher operating income and a lower effective tax rate, partially offset by higher interest expense, net. Diluted and basic EPS of $1.07 increased by 35.4%. Excluding a favorable currency impact of $0.03, diluted EPS increased 31.6%.

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

On February 16, 2010, the Council of Ministers of Finance in the EU voted to adopt a new Directive (2010/12/EU) amending the existing tobacco tax directives in the EU. The new EU Directive, which Member States will have to implement into national legislation, provides for tax increases from the current minimum of Euro 64 and 57% of excise tax on the Most Popular Price Category to Euro 90 on all cigarettes and 60% of the Weighted Average Price by 2014. Lithuania, Latvia, Estonia, Bulgaria, Romania, Hungary, Poland and Greece received a transition period until the end of 2017 to achieve these new requirements. Moreover, the new Directive gives greater flexibility to Member States to use minimum taxes and specific taxes, ensures gradual increases of the tax levels of fine-cut tobaccos, and tightens the existing product definitions in order to create a more level playing field among the various tobacco product categories.

Tax increases and discriminatory tax structures are expected to continue to have an adverse impact on our sales of cigarettes, due to lower consumption levels and to a shift in consumer purchases from the premium to non-premium or discount segments or other low-price or low-taxed tobacco products such as fine-cut tobacco products and/or counterfeit and contraband products.

Minimum Retail Selling Price Laws: Several EU Member States (Austria, France, Ireland, and Italy) had enacted laws establishing a minimum retail selling price for cigarettes and, in some cases, other tobacco products. The European Commission filed actions against these Member States in the European Court of Justice claiming that these countries’ minimum retail selling price systems infringed EU law. On March 4, 2010, the Court of Justice issued a ruling in the proceedings against Austria, France and Ireland, agreeing with the position of the European Commission. On June 24, 2010, the Court issued a similar ruling in the proceeding against Italy. Austria and France have abolished their minimum retail selling price laws. These developments could adversely impact excise tax levels and/or price gaps in markets affected by the rulings, depending also on how these Member States will implement the new tobacco excise Directive (2010/12/EU), which provides greater flexibility to impose minimum taxes and specific taxes.

Framework Convention on Tobacco Control: The World Health Organization’s (“WHO”) Framework Convention for Tobacco Control (“FCTC”) entered into force on February 27, 2005. As of August 2010, 167 countries, as well as the European Community, have become Parties to the FCTC. The FCTC is the first international public health treaty, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and, in certain instances, requires) Parties to have in place or enact legislation that would:

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

Plain Packaging: As noted above, the Conference of the Parties adopted Guidelines to the FCTC recommending plain packaging. We strongly oppose the imposition of plain packaging. Such a measure would not only constitute an expropriation of our valuable trademarks, but would be a pure and simple confiscation of the core of our business. Transforming the industry into a low price commodity business will not reduce consumption, smoking incidence or initiation. Plain packaging is a misguided measure that will undermine the public health objectives of its proponents. Worse it will impair free competition, jeopardize freedom of trade, stifle product innovation and spur illicit trade and counterfeit activity to the detriment of the legitimate industry, its entire supply chain and government revenues. Further, the imposition of plain packaging would violate the terms of international treaties governing the protection of industrial property and the trade-related aspects of intellectual property rights. PMI will take all steps necessary to ensure that all constituencies understand the consequences of such a measure, and to obtain all protection and relief to which it is entitled under the law. In 2008, the UK Department of Health sought comment on the possibility of mandating plain packaging among several other regulatory measures. At the time, the Department of Health stated, “The research evidence into this initiative [plain packaging] is speculative, relying on asking people what they might do in a certain situation.” In its final regulation published in 2009, the Department of Health did not take any action on plain packaging. In February 2010, the UK Department of Health published a report on its tobacco control policy in which the Department stated that it was continuing to consider plain packaging. The Department stated, however, that “the evidence base regarding ‘plain packaging’ needs to be carefully examined” and that the Department will encourage research to further its understanding of the links between packaging and tobacco consumption. The Department also said that it would “seek views on, and give weight to, the legal implications of restrictions on packaging for intellectual property rights and freedom of trade.” In 2009, the Australian National Preventative Health Taskforce issued a report on regulation of tobacco, alcohol and obesity, which recommended that the Australian Government, among other things, require plain packaging. In April 2010, the Australian Government announced its intention to introduce legislation in 2011 that would mandate some form of plain packaging in 2012. Prior to that, in August 2009, an independent senator introduced legislation for plain packaging in the Australian Senate. In

November 2009, the bill was referred to the Senate Community Affairs Legislation Committee. A report from the Senate Committee has been postponed indefinitely due to the Australian federal election. It is not possible to predict the outcome of this legislation or that slated for introduction in 2011. In Lithuania, an individual legislator introduced a proposal for plain packaging in December 2009, but in March 2010, the proposal was rejected by the Lithuanian Parliament because of constitutional concerns.

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

Brand Descriptors: In light of public health concerns about the limitations of current machine measurement methodologies, governments and public health organizations have increasingly prohibited the use of brand descriptors such as “light,” “mild” and “low tar.” Many countries, including the entire EU, prohibit or are in the process of prohibiting descriptors such as “lights.” The FCTC requires the Parties to adopt and implement measures to ensure that tobacco product packaging and labeling, including descriptive terms, do not create “the false impression that a particular tobacco product is less harmful than other tobacco products.” In most countries where such descriptors are banned, tar, nicotine and carbon monoxide yields are still required to be printed on packs of cigarettes. We believe that it is inconsistent to ban descriptors while also mandating the printing of tar, nicotine and carbon monoxide yields on packs. Thus, we would support legislation prohibiting the printing of tar, nicotine and carbon monoxide yields on packs of cigarettes. Alternatively, consistent with our support of requiring testing using both the ISO and Health Canada test methods, we would support legislation requiring the printing of both yields, which would reflect a range of smoke intake.

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

Testing and Reporting of Other Smoke Constituents: Several countries, including, for instance, Brazil, Canada, Taiwan and Venezuela, require manufacturers to test and report to regulators certain by-brand yields of other smoke constituents from the 45 to 80 that have been identified as potential causes of tobacco-related diseases. Testing and reporting of some of these constituents is being considered by the FCTC’s Conference of the Parties Working Group on product regulation, TobReg, national regulators and the public health community. We measure many of these constituents for our product research and development purposes, and support efforts to develop reasonable regulation in this area. However, there is no international consensus on which smoke constituents cause the full range of diseases associated with tobacco use, and no internationally validated analytical method to measure the constituents’ yields in the smoke. Moreover, there is extremely limited capacity to conduct by-brand testing on a global basis. In its 2008 progress report on these issues, the Conference of the Parties Working Group, following a proposal by TobReg, identified nine smoke constituents for which methods for testing and measuring yields should be validated as a priority, and estimated that validation of the applicable methods for these constituents (and for certain compounds in tobacco plants) would take five and a half years. It is not certain when actual testing requirements will be recommended by the Conference of the Parties and whether individual countries will adopt them, although bills to require testing of a wide range of smoke constituent yields are pending in some countries. The cost of by-brand testing could be significant, and public health groups, including the Conference of the Parties Working Group, have recommended that tobacco companies should be required to bear the burden of testing expenses.

Ceilings on Tar, Nicotine, Carbon Monoxide and Other Smoke Constituents: Despite the fact that public health authorities have questioned the significance of ISO-measured tar, nicotine and carbon monoxide yields, a number of countries, including all EU Member States, have established maximum yields of tar, nicotine and/or carbon monoxide, as measured by the ISO standard test method. None of them have suggested that ISO-based ceilings be eliminated, nor has any country to date proposed ceilings based on an alternative test method or for other smoke constituents. However, in February 2009, TobReg published a report in which it recommended that governments establish ceilings for nine specific smoke constituents, including tobacco-specific nitrosamines. The TobReg proposal would set ceilings based on the median yield for each constituent in the market determined by testing all brands sold in the market. Although this concept of “selective constituent reduction” is supported by some public health officials, several public health advocates and scientists have criticized the proposal on the grounds that selectively reducing some constituents in conventional cigarettes will not lead to a meaningful reduction in disease and thus will not benefit public health and/or will mislead consumers into believing that conventional cigarettes with regulated (i.e., reduced) levels of these constituents are safer. In fact, TobReg recognizes that it cannot prove that its proposed ceilings will result in reduced risk of disease or reduced harm, but argues that its proposal is appropriately based on the precautionary principle. As stated above, in its 2008 progress report, the Conference of the Parties Working Group identified the nine TobReg smoke constituents as priorities for which methods for testing and measuring yields should be validated, but did not comment on performance standards or ceilings.

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

Restrictions and Bans on the Use of Ingredients: Several countries have laws and/or regulations governing the use of ingredients in tobacco products that have been in place for many years. Our products comply with those laws. Until recently, efforts to regulate ingredients have focused on whether ingredients added to cigarettes increase the toxicity and/or addictiveness of cigarette smoke. Increasingly, however, tobacco control advocates and some regulators, including the WHO, the European Commission, and individual governments are considering regulating or have regulated cigarette ingredients with the stated objective of reducing the “palatability” and “attractiveness” of cigarette smoke, smoking and tobacco products. In October 2009, the Canadian federal government adopted a bill that banned virtually all flavor ingredients in cigarettes and little cigars. The bill, which became effective on July 5, 2010, has had the effect of banning traditional American blend cigarettes in Canada, which represent a share of below 1% of the Canadian market. The FCTC’s Conference of the Parties Working Group on product regulation has proposed Guidelines that recommend banning or limiting ingredients to reduce the attractiveness and appeal of cigarettes. The Guidelines, which are more extensive than the Canadian ban on ingredients, recommend banning all flavoring ingredients including menthol as well as functional ingredients such as coloring agents for cigarette papers. The Guidelines will be voted on at the November 2010 Conference of the Parties. We support regulations that would prohibit the use of ingredients that are determined, based on sound scientific test methods and data, to significantly increase the inherent toxicity and/or addictiveness of smoke. We oppose regulations that would ban ingredients to reduce palatability and attractiveness because, in light of the millions of smokers in countries like Canada who prefer cigarettes without ingredients, there is no reasonable basis to conclude that an ingredient ban would reduce smoking prevalence.

Bans and Restrictions on Advertising, Marketing, Promotions and Sponsorships: For many years, countries have imposed partial or total bans on tobacco advertising, marketing and promotion. The FCTC calls for a “comprehensive ban on advertising, promotion and sponsorship” and requires governments that have no constitutional constraints to ban all forms of advertising. Where constitutional constraints exist, the FCTC requires governments to restrict or ban radio, television, print media, other media, including the Internet, and sponsorships of international events within five years of the effective date of a country’s ratification of the FCTC. The FCTC also requires disclosure of expenditures on advertising, promotion and sponsorship where such activities are not prohibited. The Conference of the Parties adopted Guidelines, which recommend that governments adopt extreme and sweeping prohibitions, including all forms of communications to adult smokers. We oppose complete bans on advertising. We also believe that the available evidence does not support the contention that restrictions on marketing are effective in reducing smoking prevalence, but we would generally not oppose such limitations as long as manufacturers retain the ability to communicate directly to adult smokers.

Bans on Display of Tobacco Products at Retail: Some countries have adopted bans of product displays at point of sale, most recently Finland and Panama. Parliaments in Sweden and Denmark recently rejected bills proposing display bans. We oppose product display bans on the grounds that evidence does not show that they have any material impact on public health, and that they will encourage lower prices, unnecessarily restrict non-price competition, and encourage illicit trade—all of which undermine public health objectives. In Ireland, where a prohibition of product display at retail came into effect on July 1, 2009, two of our subsidiaries and an independent retailer have commenced legal proceedings to overturn the prohibition. In Norway, where a prohibition of product display at retail came into effect on January 1, 2010, one of our subsidiaries has commenced legal proceedings to overturn the prohibition. In the UK, where a display ban is due to come into force effective October 2011, we commenced legal proceedings in April 2010, along with three individual retailers and a retailers’ business association, seeking to overturn the ban.

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

We support government initiatives to continue to educate the public on the serious health effects of smoking. We have established a Web site that includes, among other things, the views of public health authorities on smoking, disease causation in smokers, addiction and exposure to environmental tobacco smoke (“ETS”). The site reflects our agreement with the medical and scientific consensus that cigarette smoking is addictive, and causes lung cancer, heart disease, emphysema and other serious diseases in smokers. The Web site advises the public to rely on the messages of public health authorities in making all smoking-related decisions. The Web site’s address is

www.pmi.com. The information on our Web site is not, and shall not be deemed to be, a part of this document or incorporated into any filings we make with the SEC.

Restrictions on Public Smoking: Reports with respect to the health effects of exposure to ETS have been publicized for many years, and many countries have restricted smoking in public places. The pace and scope of public smoking restrictions have increased significantly in most of our markets. In the EU, Bulgaria, Finland, France, Italy, Ireland, the Netherlands, Sweden and the UK have banned virtually all indoor public smoking. In November 2009, the Council of the European Union adopted a non-binding recommendation calling on all EU Member States to introduce, by 2012, comprehensive public smoking restrictions covering all closed public places, workplaces and public transport. In other regions, many markets have adopted or are likely to adopt substantial public smoking restrictions similar to those in the EU, including Australia, Canada, Hong Kong, Thailand and Turkey. Some public health groups have called for, and some municipalities have adopted or proposed, bans on smoking in outdoor places, and some tobacco control groups have advocated banning smoking in cars with minors in them. The FCTC requires Parties to the treaty to adopt restrictions on public smoking, and the Conference of the Parties adopted guidelines on public smoking based on the premise that any exposure to ETS is harmful; the Guidelines call for total bans in all indoor public places, defining “indoor” broadly, and reject any exemptions based on type of venue (e.g., nightclubs). On private place smoking, such as in cars and homes, the Guidelines recommend increased education on the risk of exposure to ETS.

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

Reduced Cigarette Ignition Propensity Legislation: Reduced ignition propensity standards have been adopted in several of our markets, notably in Australia, Canada and Finland, and are being considered in several other countries. On March 25, 2008, the European Commission formally adopted a decision to mandate the European Standards Organization (“CEN”) with the development, through the General Product Safety Directive, of a reduced cigarette ignition propensity standard such as those implemented in New York, other American states and Canada. The CEN is expected to complete its work in the second half of this year. While the date by which cigarettes sold in the EU have to comply with the new standard has not yet been fixed, we expect implementation towards the end of 2011 or early 2012. We believe that reduced ignition propensity standards, which based on currently available technology will increase production costs, should be the same as those applied in New York and other jurisdictions to ensure that they are uniform and technically feasible, and that they are applied equally to all manufacturers.

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

We support strict regulations and enforcement measures to prevent all forms of illicit trade in tobacco products. We agree that manufacturers should implement state-of-the-art monitoring systems of their sales and distribution practices, and we agree that where appropriately confirmed, manufacturers should stop supplying vendors who are shown to be knowingly engaged in illicit trade. We are also working with a number of governments around the world on specific agreements and memoranda of understanding to address the illegal trade in cigarettes. However, we disagree with some of the draft protocol’s provisions, including the proposed ban of duty free sales, a ban of domestic Internet sales and measures that would impose payments on tobacco product manufacturers in an amount of lost taxes and duties from seized contraband tobacco products regardless of any fault on the manufacturers’ part.

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

In July 2008, prior to its acquisition by us, our Canadian subsidiary Rothmans Inc. (“Rothmans”), entered into a settlement agreement between itself and RBH, on the one hand, and the Government of Canada and all ten provinces, on the other hand, to resolve the Royal Canadian Mounted Police’s investigation relating to products exported from Canada by RBH during the 1989-1996 period. The terms of the settlement required, among other payments, the payment of CAD $50 million (or $41 million) towards a new government Contraband Tobacco Enforcement Strategy, which amount was paid by RBH in December 2008.

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

Labor Conditions for Tobacco Workers: On July 14, 2010, Human Rights Watch published a report raising issues related to labor conditions for tobacco workers in Kazakhstan, particularly migrant workers. On July 16, 2010, the U.S. House Committee on Energy and Commerce sent us a letter requesting information about labor practices in Kazakhstan and other markets. We are cooperating with this request. PMI is committed to working to prevent child labor, forced labor, and other labor abuses in the tobacco supply chain and is working with its suppliers, governments and other stakeholders to address these problems.

Other Legislation, Regulation or Governmental Action: In Argentina, the National Commission for the Defense of Competition (“CNDC”) issued a resolution on May 27, 2010 in which it found that our affiliate’s establishment, in 1997, of a system of exclusive zonified distributors (“EZD”s) in Buenos Aires city and region was anticompetitive, despite having issued two prior decisions (in 1997 and 2000) in which it found the establishment of the EZD system was not anticompetitive. The recent resolution is not a final decision and our Argentinean affiliate intends to oppose the resolution and submit additional evidence.

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

Acquisitions and Other Business Arrangements

On February 25, 2010, our affiliate, Philip Morris Philippines Manufacturing Inc. (“PMPMI”), and Fortune Tobacco Corporation (“FTC”) combined their respective business activities by transferring selected assets and liabilities of PMPMI and FTC to a new company called PMFTC Inc. (“PMFTC”). PMPMI and FTC hold equal economic interests in PMFTC, while we manage the day-to-day operations of PMFTC and have a majority of its Board of Directors. Consequently, we account for the contributed assets and liabilities of FTC as a business combination. The establishment of PMFTC permits both parties to benefit from their respective, complementary brand portfolios, as well as cost synergies from the resulting integration of manufacturing, distribution and procurement, and the further development and advancement of tobacco growing in the Philippines. For further details on this business combination, see Note 7. Acquisitions and Other Business Arrangements to our condensed consolidated financial statements.

PMFTC’s incremental contribution to our full-year 2010 earnings per share, a year which will focus on integration, is expected to be immaterial. It is anticipated that PMFTC’s contribution to our earnings per share will be accretive in 2011, as cost synergies begin to be realized.

In June 2010, we announced that our affiliate, Philip Morris Brasil Industria e Comercio Ltda. (“PMB”), will begin directly sourcing tobacco leaf from approximately 17,000 tobacco farmers in Southern Brazil. This initiative enhances PMI’s direct involvement in the supply chain and is expected to provide approximately 10% of PMI’s global leaf requirements. The vertically integrated structure was made possible following separate agreements with two current leaf suppliers in Brazil, Alliance One Brasil Exportadora de Tabacos Ltda. (“AOB”) and Universal Leaf Tabacos Ltda. (“ULT”), to each assign around 8,500 contracts with tobacco farmers to PMB. Under the new leaf procurement structure, PMB will offer employment to more than 200 employees, most of them agronomy specialists, and will acquire related assets in Southern Brazil. The estimated purchase price for the net assets and the contractual relationships is approximately $90 million. The ultimate purchase price will not be finalized until the number of farmer contracts accepting assignment to PMB is known. The transactions, which are subject to approval by the Brazilian competition law authority CADE, will be accounted for as a business combination and are expected to be completed by the end of 2010.

In September 2009, we acquired Swedish Match South Africa (Proprietary) Limited, for ZAR 1.93 billion (approximately $256 million based on exchange rates prevailing at the time of the acquisition), including acquired cash. While this acquisition was not material to our operating results for 2009, it is anticipated to be marginally accretive to our earnings per share in 2010.

In July 2009, we entered into an agreement to purchase 100% of the shares of privately-owned Colombian cigarette manufacturer, Productora Tabacalera de Colombia, Protabaco Ltda., for $452 million. The transaction was subject to competition authority approval and final confirmatory due diligence. On June 12, 2010, the Colombian competition authority announced its initial decision not to approve our application for the acquisition, as proposed. We are seeking reconsideration of this initial decision but no assurances can be given that such reconsideration will be granted on terms that will be acceptable to us.

In February 2009, we purchased the Petterøes tobacco business for $209 million. Assets purchased consisted primarily of definite-lived trademarks primarily sold in Norway and Sweden. The effect of this acquisition was not material to our consolidated financial position, results of operations or operating cash flows in any of the periods presented.

In February 2009, we entered into an agreement with Swedish Match AB (“SWMA”) to establish an exclusive joint venture to commercialize Swedish style snus and other smoke-free tobacco products worldwide, outside of Scandinavia and the United States. We and SWMA will license exclusively to the joint venture an agreed list of trademarks and intellectual property. The joint venture started operations on April 1, 2009. The effect of this agreement was not material to our consolidated financial position, results of operations or operating cash flows.

Trade Policy

It is our policy to comply with applicable laws of the United States and the laws of the countries in which we do business, that prohibit trade with certain countries, organizations or individuals. We do not sell products or have a current intent to sell products in Cuba or North Korea. Certain of our subsidiaries have established commercial arrangements involving Syria, Iran, Myanmar and Sudan, in each case in compliance with our trade policy and applicable U.S. law.

A subsidiary sells products that are exported to Syria for sale in the domestic market in compliance with exemptions under applicable U.S. laws and regulations. Such sales are quantitatively not material, amounting to well below 0.5% of our consolidated annual volume and operating companies income in each of the past three years. We have no employees, operations or assets in Syria. Duty free sales to Syria were suspended when a Managing Director and shareholder of the sole Syrian duty free customer of our subsidiary’s distributor was placed on the Office of Foreign Assets Control’s Specially Designated Nationals (“SDN”) list in February 2008. The distributor’s customer itself was placed on the SDN list in July 2008.

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

Operating Results – Six Months Ended June 30, 2010

The following discussion compares operating results within each of our reportable segments for the six months ended June 30, 2010 with the six months ended June 30, 2009.

European Union. Net revenues, which include excise taxes billed to customers, increased $803 million (6.1%). Excluding excise taxes, net revenues increased $212 million (5.0%) to $4.5 billion. This increase was due primarily to:

•	net price increases ($246 million) and

•	favorable currency ($220 million), partially offset by

•	lower volume/mix ($257 million).

Operating companies income increased $37 million (1.7%). This increase was due primarily to:

•	net price increases ($246 million) and

•	favorable currency ($25 million), partially offset by

•	lower volume/mix ($191 million) and

•	higher marketing, administration and research costs ($41 million).

The total cigarette market in the European Union declined by 4.0%, mainly reflecting a lower total market in Germany, Greece, Italy, Lithuania and Spain. These decreases were partly offset by a higher total market in Poland, due mainly to in-switching from other tobacco products. Our cigarette shipment volume in the European Union declined by 5.5%, primarily reflecting the impact of a lower total market. Our market share in the European Union was down by 0.4 share points to 38.6% as gains in Belgium, Hungary, Italy, the Netherlands, Norway, Poland, the Slovak Republic, Sweden and Switzerland were more than offset by share declines in the Czech Republic, Finland, France, Germany, Greece, Portugal, Spain and the United Kingdom.

Shipment volume of Marlboro decreased by 7.5%, mainly due to the lower total market, unfavorable economic conditions, primarily in Greece and Spain, and lower share in Germany and Greece. Marlboro’s share in the European Union was down by 0.6 share points to 18.0%, reflecting a lower share in France, Germany, Greece and Spain, partially offset by a higher share in Italy, the Netherlands, Poland, Portugal and Switzerland. During the period, the continued roll-out of Marlboro brand initiatives included the Marlboro Red pack upgrade in Finland, Germany, Greece, Norway, Poland, Spain, Sweden and Switzerland, the pack upgrade of Marlboro Gold in Portugal and Spain, the launch of Marlboro Gold Advance in Belgium, the Netherlands and Switzerland, the launch of Marlboro Core Flavor in Italy and the launch of Marlboro Gold Touch in Spain.

L&M volume was up by 5.5% and market share grew by 0.5 share points to 5.9% in the European Union, primarily driven by share gains in Germany, Greece, the Slovak Republic and Spain.

In the Czech Republic, the total cigarette market was up 0.4% although our shipments were down 6.3%. Market share decreased by 3.5 share points to 48.4%, reflecting intense price competition and a lower share for our local brands, partially offset by higher L&M share.

In France, the total cigarette market was down 1.1%, reflecting the impact of the November 2009 retail pack price increase. Our shipments were down by 0.4%. Market share decreased by 0.4 share points to 40.6%, due to a lower share for Marlboro, down by 0.8 share points to 26.1%, as well as a 0.4 share point total decline for Chesterfield and Basic, partially offset by a higher share for the Philip Morris brand, up by 0.8 share points to 7.7%.

In Germany, the total cigarette market was down by 2.4%, mainly reflecting the impact of the June 2009 price increase. Our shipments were down by 7.1%, due primarily to the lower total market and a lower share of 35.6%, down by 1.8 share points. While L&M continued its strong performance, gaining 1.3 share points to reach 9.3%, Marlboro’s share decreased by 2.4 share points to 21.5%, reflecting the impact of price sensitivity among adult consumers in the market.

In Italy, the total cigarette market was down by 2.7%, primarily reflecting the impact of the December 2009 price increase. Although our shipments were down by 3.7%, largely due to the total market decline, market share was up by 0.1 share point to 54.1%, benefiting from a 0.5 share point growth by Marlboro to 22.8%, fueled by the May 2009 and June 2010 launches of Marlboro Gold Touch and Marlboro Core Flavor, respectively.

In Poland, the total cigarette market was up by 0.7%, despite the impact of the January 2010 tax-driven price increase, reflecting in-switching from other tobacco products as a result of excise tax harmonization in 2009. Our shipments were up by 6.1%. Market share was up by 1.9 share points to 37.7%, primarily reflecting higher Marlboro share, up by 1.0 share point to 9.8%.

In Spain, the total cigarette market was down by 9.6%, due largely to the adverse economic environment and the impact of the excise tax-driven price increase in June 2009, a further price increase in January 2010, and a June 2010 VAT-driven price increase. Our shipments were down by 14.7%, reflecting the lower total market and the impact of unfavorable distributor inventory movements. Our market share was down slightly by 0.4 share points to 31.4%. While Marlboro’s share decreased by 0.8 share points to 14.7% and Chesterfield’s share declined by 0.9 share points to 9.1%, share of L&M increased by 1.3 share points to 6.4%.

Eastern Europe, Middle East & Africa. Net revenues, which include excise taxes billed to customers, increased $1.3 billion (20.1%). Excluding excise taxes, net revenues increased $543 million (17.6%) to $3.6 billion. This increase was due to:

•	net price increases ($400 million, including an inventory windfall resulting from the sale of old taxed product at new prices),

•	favorable currency ($142 million) and

•	the impact of acquisitions ($51 million), partially offset by

•	lower volume/mix ($50 million).

Operating companies income increased $335 million (27.4%). This increase was due primarily to:

•	net price increases ($400 million),

•	favorable currency ($42 million) and

•	the impact of acquisitions ($19 million), partially offset by

•	higher manufacturing costs ($76 million) and

•	lower volume/mix ($45 million).

Our cigarette shipment volume decreased by 1.6%, principally due to Romania and Ukraine, both of which had a series of tax-driven price increases between 2009 and 2010, and Turkey, driven by the significant tax-driven price increases of January 1, 2010. These declines were partially offset by cigarette shipment growth in Algeria, Tunisia, the Middle East and Russia. Shipment volume of Marlboro decreased by 0.5%, with declines in Romania, Russia and Turkey, partially offset by overall growth in the Middle East and Africa.

In Russia, our shipment volume increased by 3.3%. Shipment volume of our premium portfolio was down by 7.5%, primarily due to a decline in Marlboro of 13.8% reflecting down-trading. In the mid-price segment, shipment volume of Chesterfield was up by 9.7%. In the low-price segment, shipment volumes of Bond Street, Next and Optima were up by 30.5%, 11.1%, and 6.9%, respectively. Our market share of 25.6%, as measured by A.C. Nielsen, was up by 0.4 share points. Market share for Parliament, in the above premium segment, was stable; Marlboro, in the premium segment, was down by 0.2 share points; Chesterfield in the mid-price segment was up by 0.3 share points; and Bond Street in the low-price segment was up by 1.3 share points.

In Turkey, the total cigarette market declined by an estimated 18%, primarily reflecting the trade inventory movements in June 2009 ahead of a July 2009 price increase and the impact of the steep January 2010 excise tax increase. Our shipment volume declined by 19.9%. Our market share, as measured by A.C. Nielsen, declined by 1.7 share points to 40.9%, due to Parliament, down by 1.4 share points, Marlboro, down by 1.4 share points, and L&M, down by 1.9 share points, partially offset by Lark Recess Blue in the low-price segment, up by 4.0 share points.

In Ukraine, our shipment volume declined 10.9%, reflecting the current weak economy and the impact of significant tax increases, partially offset by the favorable impact of trade inventory movements in anticipation of an excise tax-driven price increase on July 1, 2010. Our market share, as measured by A.C. Nielsen, was up 0.1 share point to 35.9%, with share gains for Chesterfield, Parliament and Bond Street, partially offset by lower Marlboro share.

Asia. Net revenues, which include excise taxes billed to customers, increased $1.7 billion (28.6%). Excluding excise taxes, net revenues increased $833 million (26.3%) to $4.0 billion. This increase was due to:

•	favorable currency ($385 million),

•	the impact from the business combination in the Philippines ($231 million),

•	higher volume/mix ($144 million, mainly due to higher distributor inventory in Japan) and

•	net price increases ($73 million).

Operating companies income increased $289 million (22.6%). This increase was due to:

•	favorable currency ($184 million),

•	higher volume/mix ($93 million),

•	net price increases ($73 million) and

•	the impact from the business combination in the Philippines ($27 million), partially offset by

•	higher manufacturing costs ($54 million) and

•	higher marketing, administration and research costs ($34 million).

Our cigarette shipment volume increased by 26.7 billion units or 23.2%, mainly due to an increase of 23.3 billion units from the new business combination in the Philippines, a higher distributor inventory in Japan, double-digit growth in Korea and gains in Indonesia, partially offset by a decline in Pakistan, reflecting the impact of excise tax-driven price increases in June 2009, January 2010 and June 2010, as well as an increase in illicit trade. Shipment volume of Marlboro grew by 10.5%, reflecting the aforementioned distributor inventory impact in Japan, as well as growth in Korea and the Philippines. Marlboro’s market share grew in Australia, Japan, Korea, Malaysia, Singapore and Thailand.

In Indonesia, our shipment volume increased by 2.6% and market share decreased 0.3 share points to 28.6%, despite growth from the Sampoerna A franchise.

In Japan, the total cigarette market declined by 5.9%. Our shipment volume was up by 6.7% driven by the aforementioned favorable distributor inventory levels. Our market share of 24.3% was up by 0.4 share points. Marlboro’s share increased to 10.8%, up by 0.3 share points versus the first half of 2009, supported by the February 2010 national roll-out of Marlboro Black Gold which recorded a 0.2% market share. Market share of Lark was also up by 0.2 share points to 6.7%.

In Korea, the total cigarette market was down by 7.0%, partly reflecting competitors’ inventory adjustments from late 2009. Our shipment volume grew by 15.2% and our market share reached 17.0%, up by 3.3 share points, driven by Marlboro and Parliament, up by 1.2 and 1.6 share points, respectively, and Virginia Slims, up by 0.4 share points.

On February 25, 2010, Philip Morris Philippines Manufacturing Inc. combined with Fortune Tobacco Corporation to form a new company called PMFTC. As a result of this combination, which provided an incremental 23.3 billion units, our shipments were up by over 100% in the first half of 2010. Excluding the favorable impact of this new business combination, cigarette shipments of our brands increased by 14.0%, fueled by growth of both Marlboro and the Philip Morris brand.

Latin America & Canada. Net revenues, which include excise taxes billed to customers, increased $757 million (23.2%). Excluding excise taxes, net revenues increased $238 million (19.7%) to $1.4 billion. This increase was due to:

•	favorable currency ($125 million),

•	net price increases ($71 million) and

•	higher volume/mix ($42 million).

Operating companies income increased $229 million (+100%). This increase was due to:

•	the 2009 charge related to the Colombian Investment and Cooperation Agreement ($135 million),

•	net price increases ($71 million),

•	favorable currency ($54 million) and

•	higher volume/mix ($27 million), partially offset by

•	higher manufacturing costs ($48 million) and

•	higher marketing, administration and research costs ($10 million).

Our cigarette shipment volume increased by 2.6%, reflecting growth in Canada and Mexico. Shipment volume of Marlboro decreased by 0.2%, mainly due to Brazil, partially offset by an increase in Mexico.

In Argentina, our cigarette shipment volume decreased by 0.2% and market share increased by 1.4 share points to a record 74.7%, fueled by Marlboro, up by 0.4 share points to 23.4%, and the Philip Morris brand, up by 1.3 share points to 38.1%.

In Canada, the total tax-paid cigarette market was up by 15.7%, mainly reflecting stronger government enforcement measures to reduce contraband sales. Although our cigarette shipment volume increased by 15.1%, market share decreased by 0.1 share point to 33.5%, with gains by premium price Belmont, up by 0.2 share points, and low-price brands Next and Quebec Classique, up by 3.9 and 1.7 share points, respectively, partially offset by mid-price Number 7 and Canadian Classics, down by 1.5 and 2.0 share points, respectively.

In Mexico, the total cigarette market was up by 0.8%. Our cigarette shipment volume increased by 1.7% and market share increased by 0.6 share points to 69.7%, fueled by Marlboro, up by 0.2 share points to 48.5%, and Delicados, up by 0.9 share points to 12.1%.

Operating Results – Three Months Ended June 30, 2010

The following discussion compares operating results within each of our reportable segments for the three months ended June 30, 2010, with the three months ended June 30, 2009.

European Union. Net revenues, which include excise taxes billed to customers, increased $105 million (1.5%). Excluding excise taxes, net revenues increased $15 million (0.7%) to $2.3 billion. This increase was due to:

•	net price increases ($119 million) and

•	favorable currency ($42 million), partially offset by

•	lower volume/mix ($146 million).

Operating companies income decreased $58 million (5.0%). This decrease was due primarily to:

•	lower volume/mix ($110 million),

•	unfavorable currency ($55 million) and

•	higher marketing, administration and research costs ($12 million), partially offset by

•	net price increases ($119 million).

The total cigarette market in the European Union declined by 5.2%, mainly reflecting a lower total market in Greece and Spain, principally due to the unfavorable impact of a series of largely excise tax/VAT-driven price increases, and the impact of adverse economic conditions in those markets.

Our cigarette shipment volume in the EU declined by 6.2%, primarily reflecting the impact of the lower total market as described above and lower share. Shipment volume of Marlboro decreased by 8.7%, mainly due to the lower total market, unfavorable economic conditions, primarily in Greece and Spain, and lower share in Germany and Greece.

Shipment volume of L&M increased by 4.5% compared to the second quarter of 2009, driven by share growth primarily in Germany and Greece.

Our market share in the EU was down by 0.4 share points to 38.9% as gains, primarily in Poland, were offset by share declines, mainly in the Czech Republic, Germany and Portugal. However, market share increased by 0.5 points compared to the fourth quarter of 2009 and grew by 0.5 points compared to the first quarter of 2010. Marlboro’s share in the EU was down by 0.6 share points to 18.1%, reflecting a lower share in France, Germany, Greece and Spain, partially offset by higher share in Italy, the Netherlands, Portugal and the Central European markets, in particular Poland. Marlboro share was up 0.2 points compared to the first quarter 2010. During the quarter, the continuing roll-out of Marlboro brand initiatives included the Marlboro Red pack upgrade in Finland, Greece, Norway and Sweden, the launch of Marlboro Core Flavor in Italy, the launch of Marlboro Gold Touch in Spain, and the launch of Marlboro Gold Advance in Switzerland. L&M’s market share in the EU grew by 0.6 points to a record 6.1%, its highest since the company’s spin-off in 2008, primarily driven by gains in Germany, Greece, Slovakia and Spain.

In the Czech Republic, the total cigarette market was down by 5.8%, reflecting the impact of excise tax and VAT-driven price increases implemented in April 2010. Our shipments were down by 11.5%. Although market share decreased by 3.1 points to 48.2%, mainly reflecting share declines for lower-margin local brands, shares for Marlboro and L&M were up by 0.1 point and 0.3 points, respectively.

In France, the total cigarette market was down by 2.0%, reflecting the impact of the November 2009 retail price increase. Our shipments were essentially flat. Although market share decreased moderately by 0.2 points to 40.8%, share was up by 0.4 points compared to the fourth quarter of 2009 and by 0.5 points compared to the first quarter of 2010. While Marlboro’s share declined in the second quarter of 2010 by 0.6 points to 26.3% compared to the second quarter of 2009, it was offset by a higher share for the premium Philip Morris brand, up by 0.8 points to 7.8%. Marlboro’s share increased by 0.2 and 0.4 points compared to the fourth quarter of 2009 and first quarter of 2010, respectively.

In Germany, the total cigarette market was down by 2.1%, flattered by favorable trade inventory movements. Our shipments were down by 9.5%, due primarily to the lower total market and a lower share of 35.9%, down by 2.9 share points. Although Marlboro’s share decreased by 3.2 share points to 21.6%, reflecting the impact of price sensitivity among adult consumers, share increased by 0.3 points versus the first quarter of 2010, indicating that the roll-out of the new architecture, most recently through the introduction of the new Marlboro Red pack upgrade in February 2010, is having a stabilizing effect. L&M gained 0.9 share points to reach 9.4%.

In Italy, the total cigarette market was down by 2.2%, primarily reflecting the impact of the December 2009 price increase. Our shipments were down by 2.9%, largely due to the total market decline. Despite a slight market share decline of 0.2 points to 54.1%, share was stable compared to the full year 2009 and the first quarter of 2010. Fueled by the May 2009 and June 2010 launches of Marlboro Gold Touch and Marlboro Core Flavor, respectively, Marlboro’s share increased by 0.3% to 23.0%, and was up by 0.4 points compared to the first quarter of 2010.

In Poland, the total cigarette market was down by 2.3%, reflecting the impact of the tax-driven price increases in the third quarter of 2009 and in January 2010, partially offset by in-switching from other tobacco products as a result of excise tax harmonization in 2009. Our shipments were up by 2.1%. Market share was up by 1.6 points to 38.1%, primarily reflecting higher Marlboro share, up by 0.7 share points to 10.2%.

In Spain, the total cigarette market was down by 10.1%, largely due to the adverse economic environment and the impact of the excise tax-driven price increase in June 2009, a further price increase in January 2010, and a June 2010 VAT-driven price increase of €0.25 per pack. Our shipments were down by 15.4%, reflecting the lower total market and the impact of unfavorable distributor inventory movements. Our market share was down by 0.5 points to 31.3%. Although Marlboro’s share decreased by 0.6 points to 14.8%, share was flat compared to the fourth quarter of 2009 and was up by 0.3 points versus the first quarter of 2010. Chesterfield’s share declined by 1.0 point to 9.0%, partially offset by the share gain of L&M of 0.9 share points to 6.1%.

Eastern Europe, Middle East & Africa. Net revenues, which include excise taxes billed to customers, increased $725 million (21.3%). Excluding excise taxes, net revenues increased $249 million (15.2%) to $1.9 billion. This increase was due to:

•	net price increases ($162 million),

•	favorable currency ($90 million) and

•	the impact of acquisitions ($25 million), partially offset by

•	lower volume/mix ($28 million).

Operating companies income increased $151 million (23.8%). This increase was due primarily to:

•	net price increases ($162 million),

•	favorable currency ($34 million) and

•	the impact of acquisitions ($10 million), partially offset by

•	higher manufacturing costs ($48 million) and

•	lower volume/mix ($19 million).

Our cigarette shipment volume increased by 1.6%, principally due to Algeria, Egypt, the Middle East and Russia, mainly reflecting market share gains, partially offset by Turkey, driven by the significant tax-driven price increases of January 2010, and the impact of unfavorable inventory movements. Shipment volume of Marlboro was up slightly by 0.2%, mainly reflecting strong growth in North Africa and the Middle East, partially offset by declines in Russia and Turkey.

In Russia, our shipment volume increased by 4.9%. While shipment volume of our premium portfolio was down by 4.9%, primarily due to a decline in Marlboro of 11.9%, this represented the lowest rate of segment decline since the fourth quarter of 2008. In the mid-price segment, shipment volume of Chesterfield was up by 13.3%. In the low price segment, shipment volume of Bond Street, Next and Optima was up by 31.3%, 10.4% and 4.4%, respectively. Our market share of 25.5%, as measured by A.C. Nielsen, was up by 0.2 points. Market share for Parliament, in the above premium segment, was unchanged; Marlboro, in the premium segment, was down by 0.3 share points; Chesterfield in the mid-price segment was up by 0.3 share points; and Bond Street in the low price segment was up by 1.3 share points.

In Turkey, the total cigarette market declined by an estimated 16%, primarily reflecting trade inventory movements in June 2009 ahead of the July 2009 price increase and the steep January 2010 excise tax increase which, combined, have contributed to a 40% retail price hike of premium-priced Marlboro. Our shipment volume declined by 19.3%. Our market share, as measured by A.C. Nielsen, declined by 2.0 points to 40.8%, due to Parliament, down by 1.5 share points, Marlboro, down by 1.9 share points, and L&M, down by 1.9 share points, partially offset by Lark Recess Blue, up by 4.0 share points. Compared to the first quarter 2010, our market share was essentially flat.

In Ukraine, our shipment volume increased by 4.0%, reflecting the favorable impact of trade inventory movements in anticipation of an excise tax-driven price increase on July 1, 2010. Our market share, as measured by A.C. Nielsen, was essentially flat at 35.7%, with share gains for both premium Parliament and mid-price Chesterfield offset by lower share for Marlboro and L&M.

Asia. Net revenues, which include excise taxes billed to customers, increased $956 million (32.4%). Excluding excise taxes, net revenues increased $550 million (35.0%) to $2.1 billion. This increase was due to:

•	favorable currency ($213 million),

•	the impact from the business combination in the Philippines ($156 million),

•	higher volume/mix ($143 million, mainly due to a higher distributor inventory in Japan) and

•	net price increases ($38 million).

Operating companies income increased $226 million (36.5%). This increase was due to:

•	favorable currency ($103 million),

•	higher volume/mix ($103 million),

•	net price increases ($38 million) and

•	the impact from the business combination in the Philippines ($32 million), partially offset by

•	higher marketing, administration and research costs ($32 million) and

•	higher manufacturing costs ($18 million).

Our cigarette shipment volume increased by 20.2 billion units or 34.9%, mainly due to: an increase of 17.2 billion units from the new business combination in the Philippines; gains in Japan, reflecting the distributor inventory build-up of approximately 3.4 billion units in anticipation of increased trade and consumer purchases ahead of an announced tax increase, effective October 1, 2010; and double-digit growth in Korea, partially offset by a decline in Pakistan, reflecting the impact of multiple excise tax-driven price increases in June 2009, January and June 2010, and a surge in illicit trade. Shipment volume of Marlboro grew by 13.5%, reflecting the aforementioned inventory impact in Japan, growth in the Philippines and higher share in Indonesia, Japan and Korea.

In Indonesia, our shipment volume decreased by 0.3%, and market share was down by 0.3 points to 28.5%, despite growth from Marlboro and the Sampoerna A franchise.

In Japan, the total cigarette market declined by 7.1%. Our shipment volume was up by 20.8%, driven by the aforementioned favorable distributor inventory levels. Our shipment volume is projected to decline in the second half of 2010 to adjust for these high distributor inventory levels, the continued underlying contraction of the total market and the expected unfavorable impact of tax-driven price increases in the fourth quarter of 2010. Our market share of 24.3% was up by 0.3 points. Marlboro’s share increased to 10.8%, up by 0.2 points, supported by the February 2010 national roll-out of Marlboro Black Gold, which recorded a 0.2% market share. Market share of Lark was up by 0.3 points to 6.7% and, for the first time since 2007, the Philip Morris brand recorded its first year-on-year share gain of 0.1 point to 2.4%.

In Korea, the total cigarette market was down by 5.3%, partly reflecting competitors’ inventory adjustments from late 2009. Our shipment volume surged 15.9%, driven by market share increases. Our market share reached 16.6%, up by a strong 3.0 points, driven by Marlboro and Parliament, up by 1.2 and 1.5 share points, respectively, and Virginia Slims, up by 0.4 share points.

In the Philippines, our shipments were up by over 100% as a result of our previously discussed business combination, and our market share was an estimated 92.7%. Excluding the favorable impact of this new business combination of 17.2 billion units, cigarette shipments of our brands increased by 13.9%, fueled by double-digit growth of both Marlboro and the Philip Morris brand.

Latin America & Canada. Net revenues, which include excise taxes billed to customers, increased $384 million (22.4%). Excluding excise taxes, net revenues increased $113 million (17.6%) to $754 million. This increase was due to:

•	favorable currency ($74 million),

•	net price increases ($22 million) and

•	higher volume/mix ($17 million).

Operating companies income increased $167 million (+100%). This increase was due to:

•	the 2009 charge related to the Colombian Investment and Cooperation Agreement ($135 million),

•	favorable currency ($31 million),

•	net price increases ($22 million) and

•	higher volume/mix ($15 million), partially offset by

•	higher manufacturing costs ($27 million) and

•	higher marketing, administration and research costs ($9 million).

Our cigarette shipment volume increased by 0.9%, driven mainly by growth in Canada. Shipment volume of Marlboro declined by 1.8%, mainly due to Argentina, Brazil and Mexico.

In Argentina, while our cigarette shipment volume decreased by 2.0%, market share increased by 1.8 points to a record 74.8%, fueled by Marlboro, up by 0.3 share points to 23.4%, and the Philip Morris brand, up by 1.9 share points to 38.3%.

In Canada, the total tax-paid cigarette market was up by 20.0%, mainly reflecting stronger government enforcement measures to reduce contraband sales. Although our cigarette shipment volume increased by 18.7%, market share declined slightly by 0.4 points to 33.0%, with gains from premium price Belmont, up by 0.1 point, and low-price brands Next and Quebec Classique, up by 3.9 and 1.3 share points, respectively. These were partially offset by mid-price Number 7 and Canadian Classics, and low-price Accord, down by 1.4, 2.0 and 1.2 share points, respectively.

In Mexico, the total cigarette market was down by 1.5%. Although our cigarette shipment volume was essentially flat, market share increased by 0.9 points to 69.9%, fueled by Delicados, up by 1.0 point to 12.2%, partially offset by Benson & Hedges, down by 0.2 points to 5.6%.

Financial Review

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $5.4 billion during the first six months of 2010 increased $866 million from the comparable 2009 period. The increase was due primarily to higher net earnings ($682 million, which includes a non-cash charge of $135 million in 2009 related to the Colombian Investment and Cooperation Agreement), favorable movements in working capital ($239 million) and lower contributions to pension plans ($198 million).

The favorable movements in working capital were due primarily to the following:

•	less cash used for income taxes ($215 million), largely due to the timing of payments and

•

less cash used for accounts payable ($147 million), due primarily to the final payment to PM USA in 2009 relating to the terminated contract manufacturing agreement, higher payables for leaf and non-tobacco materials driven by increased production levels following the Philippines business combination, and cash advances received from customers in 2010, partially offset by

•

higher cash used for accrued liabilities and other current assets ($199 million), due primarily to the timing of interest payments on debt, the timing of withholding taxes on dividends from subsidiaries and the timing of excise and value-added tax (VAT) payments, as well as changes in the fair value of financial instruments.

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

Net cash used in investing activities of $251 million during the first six months of 2010 decreased $144 million from the comparable 2009 period due primarily to 2009 cash spent to purchase the Petterøes tobacco business ($209 million), partially offset by lower cash proceeds from the settlement of derivatives designated as net investment hedges ($75 million). As discussed in Note 7. Acquisitions and Other Business Arrangements, PMI’s business combination in the Philippines is a non-cash transaction.

Net Cash Used in Financing Activities

During the first six months of 2010, net cash used in financing activities was $5.0 billion, compared with net cash used in financing activities of $3.1 billion during the first six months of 2009. During the first six months of 2010, we used a total of $6.0 billion to repurchase our common stock, pay dividends, and repay debt. These uses were partially offset by proceeds from our debt offerings and mortgage loan in 2010 of $1.1 billion. During the first six months of 2009, we used a total of $6.0 billion to repurchase our common stock, pay dividends, and repay debt. These uses were partially offset by proceeds from our debt offerings in 2009 of $3.0 billion. For further details on our debt offerings, see Note 12. Indebtedness to our condensed consolidated financial statements.

Dividends paid in the first six months of 2010 and 2009 were $2.2 billion.

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

Credit Ratings – The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. At June 30, 2010, our debt ratings and outlook by major credit rating agencies were as follows:

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

At June 30, 2010, our committed credit facilities were as follows (in billions of dollars):

Type	Committed Credit Facilities	Commercial Paper

3.5-year revolving credit, expiring September 30, 2013	$2.5

5-year revolving credit, expiring December 4, 2012	2.7

Total facilities	$5.2

Commercial paper outstanding		$0.4

At June 30, 2010, there were no borrowings under the committed credit facilities.

All banks participating in our committed revolving credit facilities are highly rated by the credit rating agencies. We are monitoring the credit quality of our banking group, and at this time we are not aware of any potential non-performing credit provider.

These facilities require us to maintain a ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest of not less than 3.5 to 1.0 on a rolling twelve month basis. At June 30, 2010, our ratio calculated in accordance with the agreements was 13.7 to 1.0. These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require us to post collateral. We expect to continue to meet our covenants.

In addition to the committed credit facilities shown above, certain of our subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $3.0 billion at June 30, 2010, are for the sole use of the subsidiaries. Borrowings on these arrangements amounted to $486 million at June 30, 2010 and $312 million at December 31, 2009.

Commercial Paper Facilities – We have two $6 billion commercial paper programs in place, one in the U.S. and one in Europe. At June 30, 2010 and December 31, 2009, we had $371 million and $1.4 billion, respectively, of commercial paper outstanding.

The $5.2 billion of committed revolving credit facilities are more than adequate to back-stop our commercial paper issuance needs. The existence of these facilities, coupled with our operating cash flows, will enable us to meet our liquidity requirements.

Debt – Our total debt was $15.2 billion at June 30, 2010 and $15.4 billion at December 31, 2009.

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

In March 2009, we also issued CHF 500 million (approximately $431 million) of 3.250% bonds, due in March 2013.

Guarantees – As discussed in Note 10. Contingencies to our condensed consolidated financial statements, at June 30, 2010, our third-party guarantees were $6 million, of which $2 million have no specific expiration dates. The remainder expires through 2014 with $1 million expiring through June 30, 2011. We are required to perform under these guarantees in the event that a third party fails to make contractual payments. We do not have a liability on our condensed consolidated balance sheet at June 30, 2010, as the fair value of these guarantees is insignificant due to the fact that the probability of future payment under these guarantees is remote.

Under the terms of the Distribution Agreement between Altria and us, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. We will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by us or contract manufactured for us by PM USA, and PM USA will indemnify us for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for us. We do not have a liability recorded on our balance sheet at June 30, 2010, as the fair value of this indemnification is insignificant since the probability of future payments under this indemnification is remote.

At June 30, 2010, we are also contingently liable for $3.3 billion of guarantees related to our own performance, consisting of the following:

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

•

$0.4 billion of other guarantees, consisting principally of guarantees of tax payments directly granted to respective government agencies and of guarantees of lines of credit for certain of our subsidiaries.

Although these guarantees of our own performance are frequently short-term in nature, they are expected to be replaced, upon expiration, with similar guarantees of similar amounts. These items have not had, and are not expected to have, a significant impact on our liquidity.

Equity and Dividends

As discussed in Note 3. Stock Plans to our condensed consolidated financial statements, during the six months ended June 30, 2010, we granted 3.5 million shares of restricted stock and deferred stock awards at a weighted-average grant date fair value of $47.52. The restricted stock and deferred stock awards will not vest until the completion of the original restriction period, which is typically three years from the date of the original grant.

On May 1, 2008, we began a $13.0 billion two-year share repurchase program. On April 30, 2010, we completed this share repurchase program by purchasing, in total, 277.6 million shares for $13.0 billion.

On May 1, 2010, we began repurchasing shares under a new three-year $12 billion share repurchase program that was authorized by our Board of Directors in February 2010. From May 1, 2010 through June 30, 2010, we repurchased 16.6 million shares of our common stock at a cost of $765 million under this new repurchase program. During the first six months of 2010, we repurchased 57.7 million shares at a cost of $2.8 billion. During the second quarter of 2010, we repurchased 21.7 million shares at a cost of $1.0 billion.

Dividends paid in the first six months of 2010 were $2.2 billion. During the third quarter of 2009, our Board of Directors approved a 7.4% increase in the quarterly dividend to $0.58 per common share. As a result, the present annualized dividend rate is $2.32 per common share.

Market Risk

Counterparty Risk – We predominantly work with financial institutions with strong short and long-term credit ratings as assigned by Standard & Poor’s and Moody’s. These banks are also part of a defined group of relationship banks. Non-investment grade institutions are only used in certain emerging markets to the extent required by local business needs. We have a conservative approach when it comes to choosing financial counterparties and financial instruments. As such we do not invest or hold investments in any structured or equity-linked products. The majority of our cash and cash equivalents are currently invested in bank deposits maturing within less than 30 days.

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

The elimination of minimum retail selling price systems in the European Union may adversely affect our business.

During the first half of 2010, the European Court of Justice ruled against several EU Member States (Austria, France, Ireland and Italy) that had enacted laws establishing a minimum retail selling price for cigarettes and, in some cases, other tobacco products on the grounds that such systems infringe EU law. As a result, Austria and France have abolished their minimum retail selling price systems. These developments could adversely impact excise tax levels and widen price gaps in those markets as well as adversely affect our business.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Our share repurchase activity for each of the three months in the quarter ended June 30, 2010 was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2010 – April 30, 2010 (1)	5,052,819	$50.91	277,628,568	$12,000,000,000

May 1, 2010 – May 31, 2010 (1)	9,774,895	$46.53	9,774,895	$11,545,180,743

June 1, 2010 – June 30, 2010 (1)	6,834,578	$45.34	16,609,473	$11,235,301,336

Pursuant to Publicly Announced Plans or Programs	21,662,292	$47.18

April 1, 2010 – April 30, 2010 (3)	1,206	$51.88

May 1, 2010 – May 31, 2010 (3)	309	$46.75

June 1, 2010 – June 30, 2010 (3)	19,956	$46.06

For the Quarter Ended June 30, 2010	21,683,763	$47.18

(1)	On January 30, 2008, we adopted and announced a $13.0 billion two-year share repurchase program that began on May 1, 2008. These share repurchases have been made pursuant to this program. On April 30, 2010, we completed this share repurchase program by purchasing, in total, 277.6 million shares for $13.0 billion.

On February 11, 2010, our Board of Directors authorized a new share repurchase program of $12 billion over three years. The new program commenced in May 2010 after the completion of the two-year $13 billion program.

(2)	Aggregate number of shares repurchased under the above-mentioned share repurchase programs as of the end of the period presented.

(3)	Shares repurchased represent shares tendered to us by employees who vested in restricted and deferred stock awards, or exercised stock options, and used shares to pay all, or a portion of, the related taxes and/or option exercise price.

Item 5.	Other Information.

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on February 26, 2010, and Form 8-K filed with the Securities and Exchange Commission on January 29, 2010, Mr. Jean-Claude Kunz, former President EEMA Region & PMI Duty Free, retired on June 30, 2010. On July 10, 2010, PMI and Mr. Kunz entered into an agreement (the “Agreement”) in connection with his retirement. Pursuant to the Agreement, Mr. Kunz is entitled to receive among other benefits: (i) a one-time lump sump payment of CHF 1,054,560 (approximately $ 998,668 using the average conversion rate on July 10, 2010 of CHF 1.00 = $ .947) in consideration of certain non-competition obligations, (ii) pro-rated 2010 annual incentive compensation under the 2008 Philip Morris International Performance Incentive Plan, as amended and restated on February 11, 2010 (the “Plan”) to be determined and paid in February 2011 pursuant to the terms of the Agreement, and (iii) acceleration of all unvested stock awards and grants under the Plan. Mr. Kunz’s salary and certain other benefits have been pro-rated for the period from January 1, 2010 through August 31, 2010 (the termination of employment date under Swiss law).

In consideration of the foregoing, Mr. Kunz agreed not to provide his services to any of our competitors for a period of one year. Mr. Kunz also agreed to cooperate with us regarding any matter with which he was involved or of which he had knowledge while employed by us and to protect and not disclose any of our trade secrets or other confidential information that he may have acquired during the course of his employment. Mr. Kunz also agreed to release us and our affiliates from any and all claims to the maximum extent permitted by Swiss law.

The text of the Agreement is attached as Exhibit 10.1 hereto and incorporated herein by reference, and the foregoing description is qualified in its entirety by the terms thereof.

Item 6.	Exhibits.

3.1	Amended and Restated By-Laws of Philip Morris International Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed May 13, 2010).

10.1	Retirement Agreement with Jean-Claude Kunz.

12	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILIP MORRIS INTERNATIONAL INC.

/s/ HERMANN WALDEMER

Hermann Waldemer
Chief Financial Officer

August 6, 2010