Form 10-Q/A
period 2010-06-30
Philip Morris International Inc.
filed 2010-08-27
CIK 1413329

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Philip Morris International Inc.’s quarterly report on Form 10-Q for the period ended June 30, 2010, filed with the Securities and Exchange Commission on August 6, 2010 (“Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.

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

Item 6.	Exhibits.

*	3.1	Amended and Restated By-Laws of Philip Morris International Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed May 13, 2010).

*	10.1	Retirement Agreement with Jean-Claude Kunz.

*	12	Statement regarding computation of ratios of earnings to fixed charges.

*	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS XBRL Instance Document

	101.SCH XBRL Taxonomy Extension Schema

	101.CAL XBRL Taxonomy Extension Calculation Linkbase

	101.DEF XBRL Taxonomy Extension Definition Linkbase

	101.LAB XBRL Taxonomy Extension Label Linkbase

	101.PRE XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed or furnished with, or incorporated by reference in, Philip Morris International Inc.’s Form 10-Q filed on August 6, 2010.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILIP MORRIS INTERNATIONAL INC.

/s/ HERMANN WALDEMER
Hermann Waldemer Chief Financial Officer

August 27, 2010