Form 10-Q
period 2010-09-30
Philip Morris International Inc.
filed 2010-11-05
CIK 1413329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

At October 29, 2010, there were 1,814,393,563 shares outstanding of the registrant’s common stock, no par value per share.

PHILIP MORRIS INTERNATIONAL INC.

In this report, “PMI,” “we,” “us” and “our” refers to Philip Morris International Inc. and subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$ 3,507	$ 1,540

Receivables (less allowances of $36 in 2010 and $33 in 2009)	3,022	3,098

Inventories:
Leaf tobacco	4,419	4,183
Other raw materials	1,351	1,275
Finished product	2,478	3,749
	8,248	9,207

Deferred income taxes	282	305

Other current assets	423	532

Total current assets	15,482	14,682

Property, plant and equipment, at cost	12,766	12,258
Less: accumulated depreciation	6,179	5,868
	6,587	6,390

Goodwill	10,195	9,112

Other intangible assets, net	3,868	3,546

Other assets	747	822

TOTAL ASSETS	$ 36,879	$ 34,552

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Continued)

(in millions of dollars, except share data)

(Unaudited)

	September 30, 2010	December 31, 2009
LIABILITIES
Short-term borrowings	$ 2,416	$ 1,662

Current portion of long-term debt	1,436	82

Accounts payable	1,064	670

Accrued liabilities:
Marketing and selling	423	441
Taxes, except income taxes	4,812	4,824
Employment costs	755	752
Dividends payable	1,173	1,101
Other	786	955

Income taxes	709	500

Deferred income taxes	139	191

Total current liabilities	13,713	11,178

Long-term debt	13,595	13,672

Deferred income taxes	1,892	1,688

Employment costs	1,060	1,260

Other liabilities	497	609

Total liabilities	30,757	28,407

Contingencies (Note 10)

Redeemable noncontrolling interests (Note 7)	1,199

STOCKHOLDERS’ EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2010 and 2009)
Additional paid-in capital	1,236	1,403
Earnings reinvested in the business	17,539	15,358
Accumulated other comprehensive losses	(520)	(817)
	18,255	15,944
Less: cost of repurchased stock (291,031,094 and 222,151,828 shares in 2010 and 2009, respectively)	13,723	10,228

Total PMI stockholders’ equity	4,532	5,716
Noncontrolling interests	391	429
Total stockholders’ equity	4,923	6,145

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 36,879	$ 34,552

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009

Net revenues	$ 49,906	$ 45,072

Cost of sales	7,212	6,476

Excise taxes on products	29,735	26,754

Gross profit	12,959	11,842

Marketing, administration and research costs	4,417	4,186

Asset impairment and exit costs	20	3

Amortization of intangibles	65	54

Operating income	8,457	7,599

Interest expense, net	660	572

Earnings before income taxes	7,797	7,027

Provision for income taxes	2,109	2,059

Net earnings	5,688	4,968

Net earnings attributable to noncontrolling interests	181	148

Net earnings attributable to PMI	$ 5,507	$ 4,820

Per share data (Note 8):

Basic earnings per share	$ 2.96	$ 2.45

Diluted earnings per share	$ 2.96	$ 2.44

Dividends declared	$ 1.80	$ 1.66

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended September 30,
	2010	2009

Net revenues	$16,936	$16,573

Cost of sales	2,290	2,320

Excise taxes on products	10,322	9,986

Gross profit	4,324	4,267

Marketing, administration and research costs	1,446	1,398

Asset impairment and exit costs	20	1

Amortization of intangibles	22	18

Operating income	2,836	2,850

Interest expense, net	214	221

Earnings before income taxes	2,622	2,629

Provision for income taxes	730	775

Net earnings	1,892	1,854

Net earnings attributable to noncontrolling interests	70	56

Net earnings attributable to PMI	$1,822	$1,798

Per share data (Note 8):

Basic earnings per share	$0.99	$0.93

Diluted earnings per share	$0.99	$0.93

Dividends declared	$0.64	$0.58

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the Nine Months Ended September 30, 2010 and 2009

(in millions of dollars, except per share amounts)

(Unaudited)

	PMI Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Earnings (Losses)	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, January 1, 2009	$ -	$ 1,581	$ 13,354	$ (2,281)	$ (5,154)	$ 404	$ 7,904
Comprehensive earnings:
Net earnings			4,820			148	4,968
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments, net of income taxes of $36				1,189		5	1,194
Change in net loss and prior service cost, net of income taxes of ($12)				43			43
Change in fair value of derivatives accounted for as hedges, net of income taxes of ($2)				22			22
Change in fair value of equity securities				8			8
Total other comprehensive earnings							1,267
Total comprehensive earnings							6,235
Exercise of stock options and issuance of other stock awards		(126)			332		206
Dividends declared ($1.66 per share)			(3,238)				(3,238)
Purchase of subsidiary shares from noncontrolling interests		(7)				(1)	(8)
Payments to noncontrolling interests						(182)	(182)
Common stock repurchased					(4,203)		(4,203)
Balances, September 30, 2009	$ -	$ 1,448	$ 14,936	$ (1,019)	$ (9,025)	$ 374	$ 6,714

Balances, January 1, 2010	$ -	$ 1,403	$ 15,358	$ (817)	$(10,228)	$ 429	$ 6,145
Comprehensive earnings:
Net earnings			5,507			152 (a)	5,659	(a)
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments, net of income taxes of ($116)				263		16 (a)	279
Change in net loss and prior service cost, net of income taxes of ($16)				58			58
Change in fair value of derivatives accounted for as hedges, net of income taxes of $3				(13)			(13)
Change in fair value of equity securities				(11)			(11)
Total other comprehensive earnings							313
Total comprehensive earnings							5,972
Exercise of stock options and issuance of other stock awards		(167)			444		277
Dividends declared ($1.80 per share)			(3,326)				(3,326)
Payments to noncontrolling interests						(206)	(206)
Common stock repurchased					(3,939)		(3,939)
Balances, September 30, 2010	$ -	$ 1,236	$ 17,539	$ (520)	$ (13,723)	$ 391	$ 4,923

(a) Net earnings attributable to noncontrolling interests exclude $29 million related to the redeemable noncontrolling interest which is reported outside of the equity section in the condensed consolidated balance sheet at September 30, 2010. Currency translation adjustments also exclude $16 million related to the redeemable noncontrolling interest at September 30, 2010.

Total comprehensive earnings were $2,689 million and $2,566 million for the quarters ended September 30, 2010 and 2009, respectively, including $86 million and $68 million related to noncontrolling interests, respectively. Total comprehensive earnings for the quarter ended September 30, 2010 exclude $37 million related to the redeemable noncontrolling interest.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$5,688	$4,968

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	677	607
Deferred income tax (benefit) provision	(3)	121
Colombian Investment and Cooperation Agreement charge		135
Asset impairment and exit costs, net of cash paid	(28)	(46)
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	160	(85)
Inventories	1,286	1,143
Accounts payable	82	56
Income taxes	157	39
Accrued liabilities and other current assets	(21)	(307)
Pension plan contributions	(184)	(382)
Other	42	170

Net cash provided by operating activities	7,856	6,419

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(483)	(483)
Purchases of businesses, net of acquired cash	(42)	(435)
Other	79	150

Net cash used in investing activities	(446)	(768)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(in millions of dollars)

(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Net issuance (repayment) of short-term borrowings	$654	$(1,106)
Long-term debt proceeds	1,130	2,987
Long-term debt repaid	(68)	(1)
Repurchases of common stock	(3,863)	(4,258)
Issuance of common stock	169	131
Dividends paid	(3,254)	(3,212)
Other	(275)	(251)

Net cash used in financing activities	(5,507)	(5,710)

Effect of exchange rate changes on cash and cash equivalents	64	130

Cash and cash equivalents:

Increase	1,967	71

Balance at beginning of period	1,540	1,531

Balance at end of period	$3,507	$1,602

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

Note 2. Asset Impairment and Exit Costs:

Asset impairment and exit costs were as follows (in millions):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2010	2009	2010	2009
Asset impairment and exit costs	$ 20	$ 3	$ 20	$ 1

Asset impairment and exit costs above are separation program charges primarily related to severance costs. These charges were reflected in the operating results of the European Union segment.

Cash payments related to exit costs at PMI were $48 million and $15 million for the nine months and three months ended September 30, 2010, respectively, and $49 million and $12 million for the nine months and three months ended September 30, 2009, respectively. Future cash payments for exit costs incurred to date are expected to be approximately $51 million, which is expected to be paid by 2012.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The movement in the exit cost liabilities for the nine months ended September 30, 2010 was as follows (in millions):

Liability balance, January 1, 2010	$84
Charges	20
Cash spent	(48)
Currency/other	(5)

Liability balance, September 30, 2010	$51

Note 3. Stock Plans:

Under the Philip Morris International Inc. 2008 Performance Incentive Plan (the “Plan”), PMI may grant to certain eligible employees stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock and deferred stock units and other stock-based awards based on PMI’s common stock, as well as performance-based incentive awards. Up to 70 million shares of PMI’s common stock may be issued under the Plan. At September 30, 2010, 30,877,397 shares were available for grant under the Plan.

PMI has also adopted the Philip Morris International Inc. 2008 Stock Compensation Plan for Non-Employee Directors (the “Non-Employee Directors Plan”). A non-employee director is defined as each member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1,000,000 shares of PMI common stock may be awarded under the Non-Employee Directors Plan. As of September 30, 2010, 840,196 shares were available for grant under the plan.

During the nine months ended September 30, 2010, PMI granted 3.5 million shares of restricted and deferred stock awards to eligible employees at a weighted-average grant date fair value of $47.52. PMI recorded compensation expense for restricted stock and deferred stock awards of $96 million and $69 million during the nine months ended September 30, 2010 and 2009, respectively, and $33 million and $25 million during the three months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, PMI had $203 million of total unrecognized compensation cost related to non-vested restricted and deferred stock awards. The cost is recognized over the original restriction period of the awards, which is typically three years from the date of the original grant.

During the nine months ended September 30, 2010, 1.8 million shares of PMI restricted stock and deferred stock awards vested. Of this amount, 1.3 million shares went to PMI employees and the remainder went to Altria employees who held PMI stock awards as a result of the Spin-off. The grant date fair value of all the vested shares was approximately $117 million. The total fair value of restricted stock and deferred stock awards that vested during the nine months ended September 30, 2010 was approximately the same as the grant date fair value. The grant price information for restricted stock and deferred stock awarded prior to January 30, 2008 reflects historical market prices of Altria stock at date of grant and is not adjusted to reflect the Spin-off.

For the nine months ended September 30, 2010, the total intrinsic value of the 7.8 million PMI stock options exercised was approximately $226 million.

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

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following (in millions):

	U.S. Plans		Non-U.S. Plans

	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Service cost	$ 5	$ 8	$ 122	$ 94
Interest cost	12	13	145	123
Expected return on plan assets	(12)	(10)	(218)	(158)
Amortization:
Net loss	3	3	31	23
Prior service cost	1	1	7	4
Other		6	(4)
Net periodic pension cost	$ 9	$ 21	$ 83	$ 86

	U.S. Plans		Non-U.S. Plans

	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2010	2009	2010	2009

Service cost	$ 2	$ 2	$ 40	$ 32
Interest cost	4	4	49	41
Expected return on plan assets	(5)	(4)	(74)	(51)
Amortization:
Net loss	1	1	10	7
Prior service cost	1	1	3	1
Other		2	(4)
Net periodic pension cost	$ 3	$ 6	$ 24	$ 30

Other above was primarily related to curtailment and settlement gains in 2010, and early retirement programs and special termination charges in 2009.

Employer Contributions

PMI presently makes, and plans to make, contributions, to the extent that they are tax deductible and to meet specific funding requirements of its funded U.S. and non-U.S. plans. Employer contributions of $184 million were made to the pension plans during the nine months ended September 30, 2010. Currently, PMI anticipates making additional contributions during the remainder of 2010 of approximately $117 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5. Goodwill and Other Intangible Assets, net:

Goodwill and other intangible assets, net, by segment were as follows (in millions):

	Goodwill		Other Intangible Assets, net

	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
European Union	$ 1,491	$ 1,539	$ 671	$ 699
Eastern Europe, Middle East & Africa	700	743	252	253
Asia	4,996	3,926	1,677	1,346
Latin America & Canada	3,008	2,904	1,268	1,248
Total	$ 10,195	$ 9,112	$ 3,868	$ 3,546

Goodwill is due primarily to PMI’s acquisitions in Canada, Indonesia, Mexico, Greece, Serbia, Colombia and Pakistan, and a business combination in the Philippines in February 2010. The movement in goodwill from December 31, 2009, is as follows (in millions):

	European Union	Eastern Europe, Middle East & Africa	Asia	Latin America & Canada	Total

Balance at December 31, 2009	$ 1,539	$ 743	$ 3,926	$ 2,904	$ 9,112
Changes due to:
Philippines business combination			813		813
Other business combinations				21	21
Currency	(48)	(43)	257	83	249
Balance at September 30, 2010	$ 1,491	$ 700	$ 4,996	$ 3,008	$ 10,195

The increase in goodwill from other business combinations relates to our new leaf procurement business in Brazil. For further details on the Philippines and other business combinations, see Note 7. Acquisitions and Other Business Arrangements.

Additional details of other intangible assets were as follows (in millions):

	September 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$ 2,173		$ 2,080
Amortizable intangible assets	1,955	$ 260	1,663	$ 197
Total other intangible assets	$ 4,128	$ 260	$ 3,743	$ 197

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia in 2005 and Mexico in 2007. Amortizable intangible assets consist of certain trademarks, distribution networks and non-compete agreements associated with business combinations. The range of useful lives as well as the weighted-average remaining useful life of amortizable intangible assets at September 30, 2010 is as follows:

Description	Estimated Useful Lives	Weighted-Average Remaining Useful Life
Trademarks	2 - 40 years	28 years
Distribution networks	20 - 30 years	17 years
Non-compete agreements	3 - 10 years	5 years

Pre-tax amortization expense for intangible assets during the nine months ended September 30, 2010 and 2009 was $65 million and $54 million, respectively, and $22 million and $18 million for the three months ended September 30, 2010 and 2009, respectively. Amortization expense for each of the next five years is estimated to be $90 million or less, assuming no additional transactions occur that require the amortization of intangible assets.

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

PMI uses forward foreign exchange contracts, foreign currency swaps and foreign currency options, hereafter collectively referred to as foreign exchange contracts, to mitigate its exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions. The primary currencies to which PMI is exposed include the Euro, Indonesian rupiah, Japanese yen, Mexican peso, Russian ruble, Swiss franc and Turkish lira. At September 30, 2010, PMI had contracts with aggregate notional amounts of $10.6 billion. Of this amount, $3.2 billion related to cash flow hedges and $7.4 billion related to other derivatives that primarily offset currency exposures on intercompany financing.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The fair value of PMI’s foreign exchange contracts included in the condensed consolidated balance sheet as of September 30, 2010 and December 31, 2009 were as follows (in millions):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Classification	Fair Value		Balance Sheet Classification	Fair Value
		At September 30, 2010	At December 31, 2009		At September 30, 2010	At December 31, 2009
Foreign exchange contracts designated as hedging instruments	Other current assets	$ 29	$ 140	Other accrued liabilities	$ 19	$ 27

	Other assets	10		Other liabilities	9
Foreign exchange contracts not designated as hedging instruments	Other current assets	127	71	Other accrued liabilities	24	107
Total Derivatives		$ 166	$ 211		$ 52	$ 134

Hedging activities, which represent movement in derivatives as well as the respective underlying transactions, had the following effect on PMI’s condensed consolidated statements of earnings and other comprehensive earnings for the nine months and three months ended September 30, 2010 and 2009 (in millions):

	For the Nine Months Ended September 30, 2010
Gain (Loss)	Cash Flow Hedges	Fair Value Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$ 24	$ -		$ -		$ 24
Cost of sales	(14)					(14)
Marketing, administration and research costs	3			(2)		1
Operating income	13			(2)		11
Interest expense, net	(38)			2		(36)
Earnings before income taxes	(25)			-		(25)
Provision for income taxes	2			1		3
Net earnings attributable to PMI	$ (23)	$ -		$ 1		$ (22)

Other Comprehensive Earnings:
Losses transferred to earnings	$ 25				$ (2)	$ 23
Recognized	(41)				5	(36)
Net impact	$ (16)				$ 3	$ (13)

Cumulative translation adjustment	$ (2)		$ 25		$ (10)	$ 13

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	For the Nine Months Ended September 30, 2009
Gain (Loss)	Cash Flow Hedges	Fair Value Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$61	$-		$-		$61
Cost of sales	(1)					(1)
Marketing, administration and research costs	13			(1)		12

Operating income	73	-		(1)		72
Interest expense, net	(65)	37		(8)		(36)

Earnings before income taxes	8	37		(9)		36
Provision for income taxes	(2)	(3)		3		(2)

Net earnings attributable to PMI	$6	$34		$(6)		$34

Other Comprehensive Earnings:
Gains transferred to earnings	$(8)				$2	$(6)
Recognized	32				(4)	28

Net impact	$24				$(2)	$22

Cumulative translation adjustment			$(71)		$14	$(57)

	For the Three Months Ended September 30, 2010
Gain (Loss)	Cash Flow Hedges	Fair Value Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$-	$-		$-		$-
Cost of sales	17					17
Marketing, administration and research costs	3			(1)		2

Operating income	20			(1)		19
Interest expense, net	(15)			3		(12)

Earnings before income taxes	5			2		7
Provision for income taxes				1		1

Net earnings attributable to PMI	$5	$-		$3		$8

Other Comprehensive Earnings:
Gains transferred to earnings	$(5)				$-	$(5)
Recognized	(61)				6	(55)

Net impact	$(66)				$6	$(60)

Cumulative translation adjustment	$2		$-		$-	$2

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	For the Three Months Ended September 30, 2009
Gain (Loss)	Cash Flow Hedges	Fair Value Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$ 13	$ -		$ -		$ 13
Cost of sales	(1)					(1)
Marketing, administration and research costs
Operating income	12	-		-		12
Interest expense, net	(24)					(24)
Earnings before income taxes	(12)	-		-		(12)
Provision for income taxes	1					1
Net earnings attributable to PMI	$ (11)	$ -		$ -		$ (11)
Other Comprehensive Earnings:
Losses transferred to earnings	$ 12				$ (1)	$ 11
Recognized	(36)				3	(33)
Net impact	$ (24)				$ 2	$ (22)
Cumulative translation adjustment			$ (52)		$ 4	$ (48)

Each type of hedging activity is described in greater detail below.

Cash Flow Hedges

PMI has entered into foreign exchange contracts to hedge foreign currency exchange risk related to certain forecasted transactions. The effective portion of unrealized gains and losses associated with qualifying cash flow hedge contracts is deferred as a component of accumulated other comprehensive earnings (losses) until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. During the nine months and three months ended September 30, 2010 and 2009, ineffectiveness related to cash flow hedges was not material. As of September 30, 2010, PMI has hedged forecasted transactions for periods not exceeding the next fifteen months. The impact of these hedges is included in operating cash flows on PMI’s condensed consolidated statement of cash flows.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the nine months and three months ended September 30, 2010 and 2009, foreign exchange contracts that were designated as cash flow hedging instruments impacted the condensed consolidated statements of earnings and other comprehensive earnings as follows (pre-tax, in millions):

For the Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings on Derivative
		2010	2009	2010	2009
Foreign exchange contracts				$ (41)	$ 32
	Net revenues	$ 24	$ 61
	Cost of sales	(14)	(1)
	Marketing, administration and research costs	3	13
	Interest expense, net	(38)	(65)
Total		$ (25)	$ 8	$ (41)	$ 32

For the Three Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings on Derivative
		2010	2009	2010	2009
Foreign exchange contracts				$(61)	$(36)
	Net revenues	$ -	$ 13
	Cost of sales	17	(1)
	Marketing, administration and research costs	3
	Interest expense, net	(15)	(24)
Total		$ 5	$ (12)	$ (61)	$ (36)

Fair Value Hedges

In 2009, PMI had entered into foreign exchange contracts to hedge the foreign currency exchange risk related to an intercompany loan between subsidiaries. For a derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, is recognized in current earnings. At June 30, 2009, all fair value hedges matured and were settled. Since June 30, 2009, there were no outstanding fair value hedges. For the nine months ended September 30, 2009,

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

ineffectiveness related to fair value hedges was not material. Gains (losses) associated with qualifying fair value hedges were recorded in the condensed consolidated statements of earnings and were $42 million for the nine months ended September 30, 2009. The impact of fair value hedges is included in operating cash flows on PMI’s condensed consolidated statement of cash flows.

For the nine months ended September 30, 2009, foreign exchange contracts that were designated as fair value hedging instruments impacted the condensed consolidated statement of earnings as follows (pre-tax, in millions):

For the Nine Months Ended September 30,
Derivative in Fair Value Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) on Derivative	Amount of Gain/(Loss) Recognized in Earnings on Derivative	Statement of Earnings Classification of Gain/(Loss) on Hedged Item	Amount of Gain/(Loss) Recognized in Earnings Attributable to the Risk Being Hedged
		2009		2009
Foreign exchange contracts	Marketing, administration and research costs	$ 5	Marketing, administration and research costs	$ (5)
	Interest expense, net	37	Interest expense, net
Total		$ 42		$ (5)

Hedges of Net Investments in Foreign Operations

PMI designates certain foreign currency denominated debt and forward exchange contracts as net investment hedges of its foreign operations. For the nine months ended September 30, 2010 and 2009, these hedges of net investments resulted in gains (losses), net of income taxes, of $212 million and ($97) million, respectively. For the three months ended September 30, 2010 and 2009, these hedges of net investments resulted in gains (losses), net of income taxes, of ($306) million and ($119) million, respectively. These gains (losses) were reported as a component of accumulated other comprehensive earnings (losses) within currency translation adjustments. For the nine and three months ended September 30, 2010 and 2009, ineffectiveness related to net investment hedges was not material. Settlement of net investment hedges is included in other investing cash flows on PMI’s condensed consolidated statement of cash flows.

For the nine months and three months ended September 30, 2010 and 2009, foreign exchange contracts that were designated as net investment hedging instruments impacted the condensed consolidated statements of earnings and other comprehensive earnings as follows (pre-tax, in millions):

For the Nine Months Ended September 30,
Derivatives in Net Investment Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings on Derivative
		2010	2009	2010	2009
Foreign exchange contracts	Interest expense, net	$ -	$ -	$ 25	$ (71)

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the Three Months Ended September 30,
Derivatives in Net Investment Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings on Derivative
		2010	2009	2010	2009
Foreign exchange contracts	Interest expense, net	$ -	$ -	$ -	$ (52)

Other Derivatives

PMI has entered into foreign exchange contracts to hedge the foreign currency exchange risks related to intercompany loans between certain subsidiaries, and third-party loans. While effective as economic hedges, no hedge accounting is applied for these contracts and, therefore, the unrealized gains (losses) relating to these contracts are reported in PMI’s condensed consolidated statements of earnings. For the nine months ended September 30, 2010 and 2009, the gains from contracts for which PMI did not apply hedge accounting were $64 million and $278 million, respectively. For the three months ended September 30, 2010 and 2009, the gains (losses) from contracts for which PMI did not apply hedge accounting were $141 million and ($7) million, respectively. The gains (losses) from these contracts substantially offset the losses and gains generated by the underlying intercompany and third-party loans being hedged.

As a result, for the nine months and three months ended September 30, 2010 and 2009, these items affected the condensed consolidated statement of earnings as follows (pre-tax, in millions):

Derivatives not Designated as Hedging Instruments	Statement of Earnings Classification of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Earnings
		Nine Months Ended September 30,		Three Months Ended September 30,
		2010	2009	2010	2009
Foreign exchange contracts	Marketing, administration and research costs	$(2)	$(1)	$(1)	$-
	Interest expense, net	2	(8)	3

Total		$-	$(9)	$2	$-

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Earnings (Losses)

Derivative gains or losses reported in accumulated other comprehensive earnings (losses) are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows (in millions):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2010	2009	2010	2009
Gain (loss) at beginning of period	$19	$(68)	$66	$(24)
Derivative losses (gains) transferred to earnings	23	(6)	(5)	11
Change in fair value	(36)	28	(55)	(33)

Gain (loss) as of September 30	$6	$(46)	$6	$(46)

At September 30, 2010, PMI expects $31 million of derivative losses reported in accumulated other comprehensive earnings (losses) to be reclassified to the condensed consolidated statement of earnings within the next twelve months. These losses are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.

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

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As PMI has control of PMFTC, the contribution of PMPMI’s net assets was recorded at book value, while the contribution of the FTC net assets to PMFTC was recorded at fair value. The difference between the two contributions resulted in an increase to PMI’s additional paid-in capital of $475 million.

The fair value of the assets and liabilities contributed by FTC in this non-cash transaction has been determined to be $1.17 billion, and has been primarily allocated to goodwill ($813 million), inventories ($496 million), property, plant and equipment ($306 million) and brands ($240 million), partially offset by long-term debt ($486 million, of which $77 million was shown as current portion of long-term debt), deferred taxes ($149 million, net of $7 million of current deferred tax assets) and other current liabilities.

FTC also holds the right to sell its interest in PMFTC to PMI, except in certain circumstances, during the period from February 25, 2015 through February 24, 2018, at an agreed-upon value of $1.17 billion, which is recorded on PMI’s condensed consolidated balance sheet as a redeemable noncontrolling interest at the date of the business combination. The amount of FTC’s redeemable noncontrolling interest at the date of the business combination was determined as follows (in millions):

Noncontrolling interest in contributed net assets	$695
Accretion to redeemable value	475

Redeemable noncontrolling interest at date of business combination	$1,170

PMI decided to immediately recognize the accretion to redeemable value rather than recognizing it over the term of the agreement with FTC. This accretion has been charged against additional paid-in capital and fully offsets the increase that resulted from the contributions of net assets to PMFTC, noted above.

With the consolidation of PMFTC, 50% of PMFTC’s comprehensive income or loss is attributable to the redeemable noncontrolling interest, impacting carrying value. To the extent that the attribution of these amounts would cause the carrying value to fall below the redemption amount of $1.17 billion, the carrying amount would be adjusted back up to the redemption value through stockholders’ equity. The movement in redeemable noncontrolling interest after the business combination is as follows (in millions):

Redeemable noncontrolling interest at date of business combination	$1,170
50% of net earnings for the nine months ended September 30, 2010	29
Dividend payments	(16)
Currency translation for the nine months ended September 30, 2010	16

Redeemable noncontrolling interest at September 30, 2010	$1,199

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

Brazil:

In June 2010, PMI announced that its affiliate, Philip Morris Brasil Industria e Comercio Ltda. (“PMB”), will begin directly sourcing tobacco leaf from approximately 17,000 tobacco farmers in Southern Brazil. This initiative enhances PMI’s direct involvement in the supply chain and is expected to provide approximately 10% of PMI’s global leaf requirements. The vertically integrated structure was made possible following separate agreements with two current leaf suppliers in Brazil, Alliance One Brasil Exportadora de Tabacos Ltda. (“AOB”) and Universal Leaf Tabacos Ltda. (“ULT”), to each assign around 8,500 contracts with tobacco farmers to PMB. As a result, PMB will offer employment to more than 200 employees, most of them agronomy specialists, and will acquire related assets in Southern Brazil. The purchase price for the net assets and the contractual

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

relationships is approximately $83 million. PMI is accounting for these transactions as a business combination. As of September 30, 2010, payments of $41 million were made to AOB and ULT under the terms of the agreements. The preliminary allocation of the purchase price was primarily to goodwill ($21 million), inventories ($20 million) and other non-current assets ($18 million), partially offset by other current liabilities ($18 million, which consists primarily of the total amount of bank guarantees for tobacco farmers’ rural credit facilities). In the fourth quarter of 2010, additional payments of approximately $42 million will be made under the terms of the agreements. The purchase price allocation for these transactions will be finalized in the fourth quarter of 2010.

Colombia:

In July 2009, PMI entered into an agreement to purchase 100% of the shares of privately-owned Colombian cigarette manufacturer, Productora Tabacalera de Colombia, Protabaco Ltda., for $452 million. The transaction was subject to competition authority approval and final confirmatory due diligence. In October 2010, the Colombian competition authority issued its final decision pertaining to PMI’s application for the acquisition. Approval to proceed with the acquisition has been granted subject to several significant conditions and constraints. PMI is thoroughly reviewing these conditions and will determine whether or not the strategic rationale and financial attractiveness of the originally envisaged transaction can still be safeguarded in the best interest of PMI’s shareholders. PMI anticipates that it will be in a position to make a final determination on whether or not to proceed within the next three months.

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

Note 8. Earnings Per Share:

Basic and diluted EPS were calculated using the following (in millions):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2010	2009	2010	2009
Net earnings attributable to PMI	$5,507	$4,820	$1,822	$1,798
Less distributed and undistributed earnings attributable to share-based payment awards	25	17	8	6

Net earnings for basic and diluted EPS	$5,482	$4,803	$1,814	$1,792

Weighted-average shares for basic EPS	1,849	1,958	1,828	1,927
Plus incremental shares from assumed conversions:
Stock options	3	7	2	7

Weighted-average shares for diluted EPS	1,852	1,965	1,830	1,934

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

Segment data were as follows (in millions):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2010	2009	2010	2009
Net revenues:
European Union	$21,053	$20,988	$7,045	$7,783
Eastern Europe, Middle East & Africa	11,665	9,953	4,184	3,722
Asia	11,094	8,974	3,629	3,170
Latin America & Canada	6,094	5,157	2,078	1,898

Net revenues	$49,906	$45,072	$16,936	$16,573

Earnings before income taxes:
Operating companies income:
European Union	$3,280	$3,397	$1,113	$1,267
Eastern Europe, Middle East & Africa	2,412	1,982	856	761
Asia	2,259	1,933	690	653
Latin America & Canada	699	452	244	226
Amortization of intangibles	(65)	(54)	(22)	(18)
General corporate expenses	(128)	(111)	(45)	(39)

Operating income	8,457	7,599	2,836	2,850
Interest expense, net	(660)	(572)	(214)	(221)

Earnings before income taxes	$7,797	$7,027	$2,622	$2,629

Items affecting the comparability of results from operations were as follows:

•	Asset Impairment and Exit Costs – See Note 2. Asset Impairment and Exit Costs for a breakdown of asset impairment and exit costs by segment.

•

Colombian Investment and Cooperation Agreement charge – During the second quarter of 2009, PMI recorded a pre-tax charge of $135 million related to the Investment and Cooperation Agreement in Colombia. The charge was recorded in the operating companies income of the Latin America & Canada segment for the nine months ended September 30, 2009. See Note 15. Colombian Investment and Cooperation Agreement for additional information.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10. Contingencies:

Litigation - General

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

Damages claimed in some of the tobacco-related litigation are significant and, in certain cases in Brazil, Israel, Nigeria and Canada, range into the billions of dollars. The variability in pleadings in multiple jurisdictions, together with the actual experience of management in litigating claims, demonstrate that the monetary relief that may be specified in a lawsuit bears little relevance to the ultimate outcome. Much of the tobacco-related litigation is in its early stages and litigation is subject to uncertainty. However, as discussed below, we have to date been largely successful in defending tobacco-related litigation.

We and our subsidiaries record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, after assessing the information available to it (i) management has not concluded that it is probable that a loss has been incurred in any of the pending tobacco-related cases; (ii) management is unable to estimate the possible loss or range of loss for any of the pending tobacco-related cases; and (iii) accordingly, no estimated loss has been accrued in the consolidated financial statements for unfavorable outcomes in these cases, if any. Legal defense costs are expensed as incurred.

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

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Tobacco-Related Litigation

The table below lists the number of tobacco-related cases pending against us and/or our subsidiaries or indemnitees as of November 1, 2010, 2009 and 2008:

Type of Case	Number of Cases Pending as of November 1, 2010	Number of Cases Pending as of November 1, 2009	Number of Cases Pending as of November 1, 2008
Individual Smoking and Health Cases	111	120	124
Smoking and Health Class Actions	11	9	5
Health Care Cost Recovery Actions	10	11	9
Lights Class Actions	2	3	3
Individual Lights Cases (small claims court) (1)	10	1,979	2,010
Public Civil Actions	8	11	10

(1)

During 2010, 1,952 individual lights cases filed in small claims courts in Italy by one plaintiffs’ attorney were dismissed following an investigation by the public prosecutor into the conduct of that plaintiffs’ attorney. Because these were fraudulent cases not authorized by the purported plaintiffs, the courts dismissed all such cases. We will no longer include these cases in our pending case count and are not including them in our dismissed case count.

Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 322(2) Smoking and Health and Lights, Health Care Cost Recovery cases and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Nine cases have had decisions in favor of plaintiffs. Five of these cases have subsequently reached final resolution in our favor, one has been annulled and returned to the trial court for further proceedings, and three remain on appeal. To date, we have paid total judgments including costs of approximately six thousand Euros. These payments were made in order to appeal three Italian small claims cases, two of which were subsequently reversed on appeal and one of which remains on appeal. To date, no tobacco-related case has been finally resolved in favor of a plaintiff against us, our subsidiaries or indemnitees.

(2)

Does not include the 1,952 Italian small claims courts cases discussed in footnote 1 and does not include 66 cases filed by this same plaintiffs’ attorney that were previously included in the above dismissed case count because they had been individually dismissed by the small claims courts. Following this quarter, the cases filed by this plaintiffs’ attorney will no longer be reported in the dismissed or pending case counts.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below lists the verdicts and post-trial developments in the three pending cases (excluding an individual case on appeal from an Italian small claims court) in which verdicts were returned in favor of plaintiffs:

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
September 2009	Brazil/Bernhardt	Individual Smoking and Health	The Civil Court of Rio de Janeiro found for plaintiff and ordered Philip Morris Brasil to pay R$13,000 (approximately $7,700) in moral damages.	Philip Morris Brasil filed its appeal against the decision on the merits with the Court of Appeals in November 2009. In February 2010, without addressing the merits, the Court of Appeals annulled the trial court’s decision remanding the case to the trial court to issue a new ruling, which must address certain compensatory damage claims made by the plaintiff that the trial court did not address in its original ruling. In July 2010, the trial court reinstated its original decision, while specifically rejecting the compensatory damages claim. Philip Morris Brasil has appealed this decision.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
February 2004	Brazil/The Smoker Health Defense Association (ADESF)	Class Action	The Civil Court of São Paulo found defendants liable without hearing evidence. The court did not assess moral or actual damages, which were to be assessed in a second phase of the case. The size of the class was not defined in the ruling.	In April 2004, the court clarified its ruling, awarding “moral damages” of R$1,000 (approximately $600) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class still has not been estimated. Defendants appealed to the São Paulo Court of Appeals. In November 2008, the São Paulo Court of Appeals annulled the ruling, finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In addition, the defendants filed a constitutional appeal to the Federal Supreme Tribunal on the basis that the plaintiff did not have standing to bring the lawsuit. This appeal is still pending.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
October 2003	Brazil/Da Silva	Individual Smoking and Health	The Court of Appeal of Rio Grande do Sul reversed the trial court ruling in favor of Philip Morris Brasil and awarded plaintiffs R$768,000 (approximately $457,000).	In December 2004, a larger panel of the Court of Appeal of Rio Grande do Sul overturned the adverse decision. Plaintiffs filed two separate appeals against this decision. The appeal to the Superior Court of Justice was finally rejected in May 2010. The second one to the Supreme Federal Tribunal is still pending.

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

As of November 1, 2010, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•

111 cases brought by individual plaintiffs in Argentina (44), Brazil (43), Canada (2), Chile (7), Costa Rica (1), Finland (2), Greece (1), Italy (7), the Philippines (1), Scotland (1) and Turkey (2), compared with 120 such cases on November 1, 2009, and 124 cases on November 1, 2008; and

•	11 cases brought on behalf of classes of individual plaintiffs in Brazil (2), Bulgaria (1) and Canada (8), compared with 9 such cases on November 1, 2009, and 5 such cases on November 1, 2008.

In the individual cases in Finland, our indemnitees (our former licensees now known as Amer Sports Corporation and Amerintie 1 Oy) and another member of the industry are defendants. Plaintiffs allege personal injuries as a result of smoking. Three cases were tried together before the District Court of Helsinki. Trial began in March 2008 and concluded in May 2008. In October 2008, the District Court issued decisions in favor of defendants in all cases. Plaintiffs filed appeals. One of the plaintiffs has since withdrawn her appeal, making the District Court’s decision in favor of the defendants final. The other plaintiffs continued to pursue their appeals. The appellate hearing, which was essentially a re-trial of these cases before the Appellate Court, concluded in December 2009. In May 2010, the Appellate Court rejected plaintiffs’ appeals in their entirety. In July 2010, both plaintiffs filed motions for leave to appeal this ruling to the Finland Supreme Court.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In the first class action pending in Brazil, The Smoker Health Defense Association (ADESF) v. Souza Cruz, S.A. and Philip Morris Marketing, S.A., Nineteenth Lower Civil Court of the Central Courts of the Judiciary District of São Paulo, Brazil, filed July 25, 1995, our subsidiary and another member of the industry are defendants. The plaintiff, a consumer organization, is seeking damages for smokers and former smokers, and injunctive relief. In February 2004, the trial court found defendants liable without hearing evidence. The court did not assess moral or actual damages, which were to be assessed in a second phase of the case. The size of the class was not defined in the ruling. In April 2004, the court clarified its ruling, awarding “moral damages” of R$1,000 (approximately $600) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class still has not been estimated. Defendants appealed to the São Paulo Court of Appeals. In November 2008, the São Paulo Court of Appeals annulled the ruling finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In addition, the defendants filed a constitutional appeal to the Federal Supreme Tribunal on the basis that the plaintiff did not have standing to bring the lawsuit. This appeal is still pending.

In the second class action pending in Brazil, Public Prosecutor of São Paulo v. Philip Morris Brasil Industria e Comercio Ltda, Civil Court of the City of São Paulo, Brazil, filed August 6, 2007, our subsidiary is a defendant. The plaintiff, the Public Prosecutor of the State of São Paulo, is seeking (1) unspecified damages on behalf of all smokers nationwide, former smokers, and their relatives; (2) unspecified damages on behalf of people exposed to environmental tobacco smoke (“ETS”) nationwide, and their relatives; and (3) reimbursement of the health care costs allegedly incurred for the treatment of tobacco-related diseases by all Brazilian States and Municipalities, and the Federal District. In an interim ruling issued in December 2007, the trial court limited the scope of this claim to the State of São Paulo only. In December 2008, the Seventh Civil Court of São Paulo issued a decision declaring that it lacked jurisdiction because the case involved issues similar to the ADESF case discussed above and should be transferred to the Nineteenth Lower Civil Court in São Paulo where the ADESF case is pending. The court further stated that these cases should be consolidated for the purposes of judgment. Our subsidiary appealed this decision to the State of São Paulo Court of Appeals, which subsequently declared the case stayed pending the outcome of the appeal. In April 2010, the São Paulo Court of Appeals reversed the Seventh Civil Court’s decision that consolidated the cases, finding that they are based on different legal claims and are progressing at different stages of proceedings. This case will now be returned to the Seventh Civil Court of São Paulo.

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

In the first class action pending in Canada, Cecilia Letourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, our subsidiary and other Canadian manufacturers are defendants. The plaintiff, an individual smoker, is seeking compensatory and unspecified punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005. Pre-trial discovery is ongoing. A trial date has been scheduled for October 2011.

In the second class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, our subsidiary and other Canadian manufacturers are defendants. The plaintiffs, an

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

anti-smoking organization and an individual smoker, are seeking compensatory and unspecified punitive damages for each member of the class who allegedly suffers from certain smoking-related diseases. The class was certified in 2005. Pre-trial discovery is ongoing. A trial date has been scheduled for October 2011.

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

In the fourth class action pending in Canada, Adams v. Canadian Tobacco Manufacturers’ Council, et al., The Queen’s Bench, Saskatchewan, Canada, filed July 10, 2009, we, our subsidiaries, and our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The plaintiff, an individual smoker, alleges her own addiction to tobacco products and COPD resulting from the use of tobacco products. She is seeking compensatory and unspecified punitive damages on behalf of a proposed class comprised of all smokers who have smoked a minimum of 25,000 cigarettes and have suffered, or suffer, from COPD, emphysema, heart disease, or cancer, as well as restitution of profits. Preliminary motions are pending.

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

In the seventh class action pending in Canada, McDermid v. Imperial Tobacco Canada Limited, et al., Supreme Court, British Columbia, Canada, filed June 25, 2010, we, our subsidiaries, and our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The plaintiff, an individual smoker, alleges his own addiction to tobacco products and heart disease resulting from the use of tobacco products. He is seeking compensatory and unspecified punitive damages on behalf of a proposed class comprised of all smokers who were alive on June 12, 2007, and who suffered from heart disease caused by smoking, their estates, dependents and family members, plus disgorgement of revenues earned by the defendants from January 1, 1954 to the date the claim was filed.

In the eighth class action pending in Canada, Bourassa v. Imperial Tobacco Canada Limited, et al., Supreme Court, British Columbia, Canada, filed June 25, 2010, we, our subsidiaries, and our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The plaintiff, the heir to a deceased smoker, alleges

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

that the decedent was addicted to tobacco products and suffered from emphysema resulting from the use of tobacco products. She is seeking compensatory and unspecified punitive damages on behalf of a proposed class comprised of all smokers who were alive on June 12, 2007, and who suffered from chronic respiratory diseases caused by smoking, their estates, dependents and family members, plus disgorgement of revenues earned by the defendants from January 1, 1954 to the date the claim was filed.

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

As of November 1, 2010, there were 10 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Canada (3), Israel (1), Nigeria (5) and Spain (1), compared with 11 such cases on November 1, 2009, and 9 such cases on November 1, 2008.

In the first health care cost recovery case pending in Canada, Her Majesty the Queen in Right of British Columbia v. Imperial Tobacco Limited, et al., Supreme Court, British Columbia, Vancouver Registry, Canada, filed January 24, 2001, we, our subsidiaries, our indemnitee (PM USA), and other members of the industry are defendants. The plaintiff, the government of the province of British Columbia, brought a claim based upon legislation enacted by the province authorizing the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, resulting from a “tobacco related wrong.” The Supreme Court has held that the statute is constitutional. We and certain other non-Canadian defendants challenged the jurisdiction of the court. The court rejected the jurisdictional challenge, and pre-trial discovery is ongoing. The trial court also has granted plaintiff’s request that the target trial date of September 2011 be postponed indefinitely. Meanwhile, in December 2009, the British Columbia Court of Appeal ruled that the defendants could pursue a third-party claim against the government of Canada for negligently misrepresenting to defendants the efficacy of the low tar tobacco strain that the federal government developed and licensed to some of the defendants. In May 2010, the Supreme Court of Canada agreed to hear both the appeal of the Attorney General of Canada and the defendants’ cross-appeal from the British Columbia Court of Appeal decision. Oral arguments in that appeal are presently scheduled for February 2011.

In the second health care cost recovery case filed in Canada, Her Majesty the Queen in Right of New Brunswick v. Rothmans Inc., et al., Court of Queen’s Bench of New Brunswick, Trial Court, New Brunswick, Fredericton, Canada, filed March 13, 2008, we, our subsidiaries, our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The claim was filed by the government of the province of New Brunswick based on legislation enacted in the province. This legislation is similar to the law introduced in British Columbia that authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” Pre-trial discovery is ongoing.

In the third health care cost recovery case filed in Canada, Her Majesty the Queen in Right of Ontario v. Rothmans Inc., et al., Ontario Superior Court of Justice, Toronto, Canada, filed September 29, 2009, we, our subsidiaries, our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The claim was filed by the government of the province of Ontario based on legislation enacted in the province. This legislation is similar to the laws introduced in British Columbia and New Brunswick that authorize the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

“tobacco related wrong.” Preliminary motions are pending.

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

In the first case in Nigeria, The Attorney General of Lagos State v. British American Tobacco (Nigeria) Limited, et al., High Court of Lagos State, Lagos, Nigeria, filed April 30, 2007, our subsidiary and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. In February 2008, our subsidiary was served with a Notice of Discontinuance. The claim was formally dismissed in March 2008. However, the plaintiff has since refiled its claim. Our subsidiary is in the process of making challenges to service and the court’s jurisdiction. Currently, the case is stayed in the trial court pending the appeals of certain co-defendants relating to service objections. We currently conduct no business in Nigeria.

In the second case in Nigeria, The Attorney General of Kano State v. British American Tobacco (Nigeria) Limited, et al., High Court of Kano State, Kano, Nigeria, filed May 9, 2007, our subsidiary and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. Our subsidiary is in the process of making challenges to service and the court’s jurisdiction.

In the third case in Nigeria, The Attorney General of Gombe State v. British American Tobacco (Nigeria) Limited, et al., High Court of Gombe State, Gombe, Nigeria, filed May 18, 2007, our subsidiary and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. In July 2008, the court dismissed the case against all defendants based on the plaintiff’s failure to comply with various procedural requirements when filing and serving the complaint. The plaintiff did not appeal the dismissal. However, in October 2008, the plaintiff refiled its claim. In June 2010, the court ordered the plaintiff to amend the claim to properly name Philip Morris International Inc. as a defendant. We are objecting to the attempted service of amended process.

In the fourth case in Nigeria, The Attorney General of Oyo State, et al., v. British American Tobacco (Nigeria) Limited, et al., High Court of Oyo State, Ibadan, Nigeria, filed May 25, 2007, our subsidiary and other members of the industry are defendants. Plaintiffs seek reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. Our subsidiary challenged service as improper. In June 2010, the court ruled that the plaintiff did not have leave to serve the writ of summons on the defendants and that plaintiff must re-serve the writ. Our subsidiary has not yet been re-served.

In the fifth case in Nigeria, The Attorney General of Ogun State v. British American Tobacco (Nigeria) Limited, et al., High Court of Ogun State, Abeokuta, Nigeria, filed February 26, 2008, our subsidiary and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years,

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

various forms of injunctive relief, plus punitive damages. In May 2010, the trial court rejected our subsidiary’s service objections. Our subsidiary is in the process of appealing that order.

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

As of November 1, 2010, there were a number of lights cases pending against our subsidiaries or indemnitees, as follows:

•	2 cases brought on behalf of various classes of individual plaintiffs (some overlapping) in Israel, compared with 3 such cases on November 1, 2009 and November 1, 2008; and

•

10 cases brought by individuals in the equivalent of small claims courts in Italy, where the maximum damages are approximately one thousand Euros per case, compared with 1,979 such cases on November 1, 2009, and 2,010 such cases on November 1, 2008.

In the first class action pending in Israel, El-Roy, et al. v. Philip Morris Incorporated, et al., District Court of Tel-Aviv/Jaffa, Israel, filed January 18, 2004, our subsidiary and our indemnitees (PM USA and our former importer Menache H. Eliachar Ltd.) are defendants. The plaintiffs filed a purported class action claiming that the class members were misled by the descriptor “lights” into believing that lights cigarettes are safer than full flavor cigarettes. The claim seeks recovery of the purchase price of lights cigarettes and compensation for distress for each class member. Hearings took place in November and December 2008 regarding whether the case meets the legal requirements necessary to allow it to proceed as a class action. The parties’ briefing on class certification is scheduled to be completed in December 2010.

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

As of November 1, 2010, there were 8 public civil actions pending against our subsidiaries in Argentina (1), Brazil (1), Colombia (5) and Venezuela (1), compared with 11 such cases on November 1, 2009, and 10 such cases on November 1, 2008.

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

In the public civil action in Brazil, The Brazilian Association for the Defense of Consumer Health (SAUDECON) v. Philip Morris Brasil Industria e Comercio Ltda and Souza Cruz S.A., Civil Court of City of Porto Alegre, Brazil, filed November 3, 2008, our subsidiary is a defendant. The plaintiff, a consumer organization, is asking the court to establish a fund that will be used to provide treatment to smokers who claim to be addicted and who do not otherwise have access to smoking cessation treatment. Plaintiff requests that each defendant’s liability be determined according to its market share. In May 2009, the trial court dismissed the case on the merits. Plaintiff has appealed.

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

In the second public civil action in Colombia, Morales v. Philip Morris Colombia S.A. and Colombian Government, Administrative Court of Bogotá, Colombia, filed February 12, 2007, our subsidiary and a government entity are defendants. The plaintiff alleges violations of the collective right to a healthy environment, public health rights, and the rights of consumers, and that the government failed to protect those rights. Plaintiff seeks various monetary damages and other relief, including a ban on descriptors and a ban on cigarette advertising. In April 2010, the trial court dismissed the case. Plaintiff appealed, and the appeal was rejected in October 2010. Plaintiff may file a further appeal.

In the public civil action in Colombia, Morales, et al. v. Coltabaco (Morales II), Civil Court of Bogotá, Colombia, filed February 5, 2008, our subsidiary is a defendant. The plaintiffs alleged misleading advertising, product defect, failure to inform, and the targeting of minors in advertising and marketing. Plaintiffs sought various monetary relief including a percentage of the costs incurred by the state each year for treating tobacco-related illnesses to be paid to the Ministry of Social Protection (from the date of incorporation of Coltabaco). In addition, plaintiffs sought a fixed annual contribution to the government and requested that a statutory incentive award be paid to them for filing the claim. In July 2010, the trial court dismissed the case. Plaintiff did not appeal. This case is now terminated and is not included in the above case statistics. We will no longer report on this case.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In the third public civil action in Colombia, Morales, et al. v. Productora Tabacalera de Colombia S.A. (Protabaco), et al., (Morales III), Administrative Court of Bogotá, Colombia, filed December 19, 2007, our subsidiaries, other members of the industry, and various government entities are defendants. The plaintiffs’ claims are identical to those in Morales II, above. Our subsidiaries filed their answers in August 2008.

In the fourth public civil action in Colombia, Roche v. Philip Morris Colombia S.A., Civil Court of Bogotá, Colombia, filed November 14, 2008, our subsidiary is a defendant. Plaintiff alleges violations of the collective right to health because the defendant failed to include information about ingredients and their toxicity on cigarette packs. Plaintiff asks the court to order our subsidiary to immediately cease manufacture and/or distribution of cigarettes until information on ingredients and their toxicity is included on packs. In September 2010, the trial court dismissed the case. Plaintiff may appeal.

In the fifth public civil action in Colombia, Ibagué Public Prosecutor v. Republic of Colombia (Ministry of Social Protection), et al., Administrative Court of Ibagué, Colombia, filed August 11, 2009, our subsidiary is a defendant. Plaintiff alleges that the public’s collective right to health, safety and enjoyment of a safe environment, has been violated. Plaintiff seeks (i) a ban on the sale of cigarettes; (ii) a ban on all cigarette advertising and promotion; (iii) the development of strategies to rehabilitate smoking addicts; and (iv) the implementation of a program designed to eradicate smoking in Colombia within a “reasonable” period of time. Our subsidiary has not yet been served with the complaint.

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

Other Litigation

Other litigation includes an antitrust suit, a breach of contract action, and various tax and individual employment cases.

Antitrust: In the antitrust class action in Kansas, Smith v. Philip Morris Companies Inc., et al., District Court of Seward County, Kansas, filed February 7, 2000, we and other members of the industry are defendants. The plaintiff asserts that the defendant cigarette companies engaged in an international conspiracy to fix wholesale prices of cigarettes and sought certification of a class comprised of all persons in Kansas who were indirect purchasers of cigarettes from the defendants. The plaintiff claims unspecified economic damages resulting from the alleged price-fixing, trebling of those damages under the Kansas price-fixing statute and counsel fees. The trial court granted plaintiff’s motion for class certification and refused to permit the defendants to appeal. The case is now in the discovery phase. A court-ordered mediation was held on October 18, 2010. We filed a summary judgment motion in advance of the mediation. No trial date has yet been set.

Breach of Contract: In the breach of contract action in Ontario, Canada, The Ontario Flue-Cured Tobacco Growers’ Marketing Board, et al. v. Rothmans, Benson & Hedges Inc., Superior Court of Justice, London, Ontario, Canada, filed November 5, 2009, our subsidiary is a defendant. Plaintiffs in this putative class action allege that our subsidiary breached contracts with the class members (Ontario tobacco growers and their related associations) concerning the sale and purchase of flue-cured tobacco from January 1, 1986 to December 31, 1996. Plaintiffs allege that our

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

subsidiary was required by the contracts to disclose to plaintiffs the quantity of tobacco included in cigarettes to be sold for duty free and export purposes (which it purchased at a lower price per pound than tobacco that was included in cigarettes to be sold in Canada), but failed to disclose that some of the cigarettes it designated as being for export and duty free purposes were ultimately sold in Canada. Our subsidiary has been served, but there is currently no deadline to respond to the statement of claim.

Tax: In Brazil, there are 105 tax cases involving Philip Morris Brasil S.A. relating to the payment of state tax on the sale and transfer of goods and services, federal social contributions, excise, social security and income tax, and other matters. Fifty of these cases are under administrative review by the relevant fiscal authorities and 55 are under judicial review by the courts.

Employment: Our subsidiaries, Philip Morris Brasil S.A. and Philip Morris Brasil Ltda, are defendants in various individual employment cases resulting, among other things, from the termination of employment in connection with the shut-down of one of our factories in Brazil.

Third-Party Guarantees

At September 30, 2010, PMI’s third-party guarantees were $6 million, of which $2 million have no specific expiration dates. The remainder expires through 2014 with no guarantees expiring through September 30, 2011. PMI is required to perform under these guarantees in the event that a third party fails to make contractual payments. PMI does not have a liability on its condensed consolidated balance sheet at September 30, 2010, as the fair value of these guarantees is insignificant due to the fact that the probability of future payments under these guarantees is remote.

Under the terms of the Distribution Agreement between Altria and PMI, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. PMI will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. PMI does not have a liability recorded on its balance sheet at September 30, 2010, as the fair value of this indemnification is insignificant since the probability of future payments under this indemnification is remote.

Note 11. Income Taxes:

Income tax provisions for jurisdictions outside the United States, as well as state and local income tax provisions, were determined on a separate company basis and the related assets and liabilities were recorded in PMI’s condensed consolidated balance sheets.

PMI’s effective tax rates for the nine months and three months ended September 30, 2010 were 27.0% and 27.8%, respectively. PMI’s effective tax rates for the nine months and three months ended September 30, 2009 were 29.3% and 29.5%, respectively. The effective tax rate for the nine months ended September 30, 2010 was favorably impacted by the reversal of tax reserves ($148 million) following the conclusion of the IRS examination of Altria Group, Inc.’s consolidated tax returns for the years 2000 through 2003, partially offset by the negative impact of an enacted increase in corporate income tax rates in Greece ($21 million) and the net result of an audit in Italy ($6 million). The effective tax rates are based on PMI’s full-year geographic earnings mix projections and cash repatriation plans. Changes in earnings mix or in cash repatriation plans could have an impact on the effective tax rates, which PMI monitors each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

PMI is regularly examined by tax authorities around the world. Although PMI does not anticipate the closure of any significant tax audits in the next twelve months, examinations could result in a change in unrecognized tax benefits along with related interest and penalties.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12. Indebtedness:

Short-term Borrowings:

At September 30, 2010 and December 31, 2009, PMI’s short-term borrowings, consisting of commercial paper and bank loans to certain PMI subsidiaries, had a carrying value of $2,416 million and $1,662 million, respectively. The fair value of PMI’s short-term borrowings, based on current market interest rates, approximates carrying value.

Long-term Debt:

At September 30, 2010 and December 31, 2009, PMI’s long-term debt consisted of the following (in millions):

	September 30, 2010	December 31, 2009
U.S. dollar notes, 4.50% to 6.875% (average interest rate 5.640%), due through 2038	$ 8,188	$ 7,199
Foreign currency obligations:
Euro notes payable (average interest rate 5.240%), due through 2016	5,076	5,378
Swiss franc notes payable (average interest rate 3.625%), due through 2013	1,021	969
Other (average interest rate 3.969%), due through 2024	746	208
	15,031	13,754
Less current portion of long-term debt	1,436	82
	$ 13,595	$ 13,672

In March 2010, PMI issued $1.0 billion of 4.50% U.S. dollar notes due March 2020. Interest is payable semiannually beginning September 2010. The net proceeds from the sale of the securities ($983 million) were used to meet PMI’s working capital requirements, repurchase PMI’s common stock, refinance debt and for general corporate purposes.

Other foreign currency debt at September 30, 2010 includes long-term debt from our business combination in the Philippines. For further details on this business combination, see Note 7. Acquisitions and Other Business Arrangements. Other foreign currency debt also includes capital lease obligations and mortgage debt.

Credit Facilities:

On March 29, 2010, we entered into a new multi-year revolving credit facility in the amount of $2.5 billion, which expires on September 30, 2013. This revolving credit facility replaced our Euro 2.0 billion 5-year revolving credit facility, which was to expire on May 12, 2010, and our $1.0 billion 3-year revolving credit facility, which was to expire on December 4, 2010. At September 30, 2010, PMI’s committed credit facilities were $5.2 billion, and there were no borrowings outstanding under these committed credit facilities.

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

Debt – Long-Term Notes

The fair value of PMI’s outstanding long-term notes, as calculated solely for disclosure purposes, is determined by utilizing quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. The aggregate carrying value of PMI’s debt, excluding short-term borrowings and $153 million of capital lease obligations, was $14,878 million at September 30, 2010. The fair values of PMI’s outstanding long-term notes have been classified within Level 1 and Level 2.

The aggregate fair value of PMI’s derivative financial instruments and long-term notes as of September 30, 2010, was as follows (in millions):

	Fair Value At September 30, 2010	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$ 166	$	$ 166
Total assets	$ 166	$ -	$ 166	$ -
Liabilities:
Long-term notes	$ 16,771	$ 16,178	$ 593	$ -
Foreign exchange contracts	52		52
Total liabilities	$ 16,823	$ 16,178	$ 645	$ -

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 14. Accumulated Other Comprehensive Earnings (Losses):

PMI’s accumulated other comprehensive earnings (losses), net of taxes, consisted of the following (in millions):

	At September 30, 2010	At December 31, 2009	At September 30, 2009

Currency translation adjustments	$ 824	$ 561	$ 421

Pension and other benefits	(1,350)	(1,408)	(1,401)

Derivatives accounted for as hedges	6	19	(46)

Debt and equity securities	-	11	7

Total accumulated other comprehensive losses	$ (520)	$ (817)	$ (1,019)

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

At September 30, 2010 and December 31, 2009, PMI had $81 million and $93 million, respectively, of discounted liabilities associated with the Colombian Investment and Cooperation Agreement. These discounted liabilities are primarily reflected in other long-term liabilities on the consolidated balance sheet.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Our Company

We are a holding company whose subsidiaries and affiliates, and their licensees, are engaged in the manufacture and sale of cigarettes and other tobacco products in markets outside the United States of America. We manage our business in four segments:

—	European Union;

—	Eastern Europe, Middle East & Africa (“EEMA”);

—	Asia; and

—	Latin America & Canada.

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

Consolidated Operating Results for the Nine Months Ended September 30, 2010 – The changes in our reported net earnings attributable to PMI and diluted earnings per share (“diluted EPS”) for the nine months ended September 30, 2010, from the comparable 2009 amounts, were as follows (in millions, except per share data):

	Net Earnings Attributable to PMI	Diluted EPS
For the nine months ended September 30, 2009	$4,820	$2.44

2010 Tax items	121	0.07
2010 Asset impairment and exit costs	(13)	(0.01)

Subtotal 2010 items	108	0.06

2009 Asset impairment and exit costs	2
2009 Colombian Investment and Cooperation Agreement charge	93	0.04

Subtotal 2009 items	95	0.04

Currency	217	0.11
Interest	(59)	(0.03)
Change in tax rate	54	0.03
Impact of lower shares outstanding and share-based payments	8	0.18
Operations	264	0.13

For the nine months ended September 30, 2010	$5,507	$2.96

Asset Impairment and Exit Costs – We recorded pre-tax asset impairment and exit costs primarily related to the streamlining of various administrative functions and our operations. During the nine months ended September 30, 2010, we recorded pre-tax asset impairment and exit costs of $20 million ($13 million after tax) related to factory restructuring charges in Greece and Portugal. During the nine months ended September 30, 2009, we recorded pre-tax asset impairment and exit costs of $3 million ($2 million after tax). For further details, see Note 2. Asset Impairment and Exit Costs to our condensed consolidated financial statements.

Income Taxes – Our effective income tax rate for the nine months ended September 30, 2010 decreased 2.3 percentage points to 27.0%. The effective tax rate for the nine months ended September 30, 2010 was favorably impacted by the reversal of tax reserves ($148 million) following the conclusion of the IRS examination of Altria Group, Inc.’s consolidated tax returns for the years 2000 through 2003, partially offset by the negative impact of an enacted increase in corporate income tax rates in Greece ($21 million) and the net result of an audit in Italy ($6 million).

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

Interest – The unfavorable impact of interest was due primarily to higher average debt levels and lower interest income, partially offset by lower average interest rates on debt.

Lower Shares Outstanding and Share-Based Payments – The favorable EPS impact was due to the repurchase of our common stock pursuant to our share repurchase programs.

Operations – The increase in our operations reflected in the table above was due primarily to the following:

—

Eastern Europe, Middle East & Africa: Higher pricing and the favorable impact of acquisitions, partially offset by lower volume/mix, higher manufacturing costs and higher marketing, administration and research costs;

—

Asia: Higher pricing and the favorable impact of the business combination in the Philippines, partially offset by higher marketing, administration and research costs, higher manufacturing costs and lower volume/mix; and

—	Latin America & Canada: Higher pricing, partially offset by higher manufacturing costs and higher marketing, administration and research costs;

partially offset by:

—	European Union: Lower volume/mix and higher marketing, administration and research costs, largely offset by higher pricing.

Consolidated Operating Results for the Three Months Ended September 30, 2010 – The changes in our reported net earnings attributable to PMI and diluted EPS for the three months ended September 30, 2010, from the comparable 2009 amounts, were as follows (in millions, except per share data):

	Net Earnings Attributable to PMI	Diluted EPS
For the three months ended September 30, 2009	$1,798	$0.93

2010 Asset impairment and exit costs	(13)	(0.01)
2009 Asset impairment and exit costs	1

Currency	30	0.02
Interest	1
Change in tax rate	41	0.02
Impact of lower shares outstanding and share-based payments	2	0.05
Operations	(38)	(0.02)

For the three months ended September 30, 2010	$1,822	$0.99

Asset Impairment and Exit Costs – We recorded pre-tax asset impairment and exit costs primarily related to our operations. During the three months ended September 30, 2010, we recorded pre-tax asset impairment and exit costs of $20 million ($13 million after tax) related to factory restructuring charges in Greece and Portugal. During the three months ended September 30, 2009, we recorded pre-tax asset impairment and exit costs of $1 million ($0.5 million after tax). For further details, see Note 2. Asset Impairment and Exit Costs to our condensed consolidated financial statements.

Income Taxes – Our effective income tax rate for the three months ended September 30, 2010 decreased 1.7 percentage points to 27.8%, primarily reflecting the mix of earnings for the quarter.

Currency – The favorable currency impact during the reporting period was due primarily to the Australian dollar, Canadian dollar, Indonesian rupiah, Japanese yen, Korean won, Mexican peso and Russian ruble, partially offset by the Euro and Swiss franc.

Lower Shares Outstanding and Share-Based Payments – The favorable EPS impact was due primarily to the repurchase of our common stock pursuant to our share repurchase programs.

Operations – The decrease in our operations reflected in the table above was due primarily to the following:

—

Asia: Lower volume/mix (primarily reflecting the payback of distributor inventory in Japan built up in the second quarter of 2010) and higher marketing, administration and research costs, partially offset by higher pricing and the impact of the business combination in the Philippines; and

—	European Union: Lower volume/mix and higher marketing, administration and research costs, partially offset by higher pricing and lower manufacturing costs;

partially offset by:

—	Eastern Europe, Middle East & Africa: Higher pricing, partially offset by lower volume/mix and higher marketing, administration and research costs.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2010 Forecasted Results – On October 21, 2010, we increased and narrowed our forecast for 2010 full-year reported diluted EPS to a range of $3.90 to $3.95, up by approximately 20% to 22% compared to $3.24 in 2009, driven by favorable currency at prevailing rates at that date, an improved business performance and a lower tax rate. Excluding currency, reported diluted earnings per share are projected to increase by approximately 16% to 18%. This guidance includes $0.07 per share for the previously discussed reversal of tax provisions, largely due to the completion of U.S. tax audits, and $0.01 per share for asset impairment and exit costs related to restructuring charges in Greece and Portugal. This guidance excludes the impact of any potential future acquisitions, asset impairment and exit cost charges, and any unusual events. The factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast.

Discussion and Analysis

Consolidated Operating Results

See pages 73-77 for a discussion of our Cautionary Factors That May Affect Future Results. Our cigarette volume, net revenues, excise taxes on products and operating companies income by segment were as follows (in millions):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2010	2009	2010	2009
Cigarette volume:
European Union	169,617	178,887	58,264	61,047
Eastern Europe, Middle East & Africa	217,265	222,097	75,228	77,769
Asia	211,588	169,231	70,188	54,484
Latin America & Canada	76,436	75,603	25,532	25,978

Total cigarette volume	674,906	645,818	229,212	219,278

Net revenues:
European Union	$21,053	$20,988	$7,045	$7,783
Eastern Europe, Middle East & Africa	11,665	9,953	4,184	3,722
Asia	11,094	8,974	3,629	3,170
Latin America & Canada	6,094	5,157	2,078	1,898

Net revenues	$49,906	$45,072	$16,936	$16,573

Excise taxes on products:
European Union	$14,435	$14,313	$4,906	$5,375
Eastern Europe, Middle East & Africa	6,134	5,031	2,288	1,892
Asia	5,265	4,160	1,796	1,519
Latin America & Canada	3,901	3,250	1,332	1,200

Excise taxes on products	$29,735	$26,754	$10,322	$9,986

Operating income:
Operating companies income:
European Union	$3,280	$3,397	$1,113	$1,267
Eastern Europe, Middle East & Africa	2,412	1,982	856	761
Asia	2,259	1,933	690	653
Latin America & Canada	699	452	244	226
Amortization of intangibles	(65)	(54)	(22)	(18)
General corporate expenses	(128)	(111)	(45)	(39)

Operating income	$8,457	$7,599	$2,836	$2,850

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

The following events that occurred during the nine months and three months ended September 30, 2010 and 2009, affected the comparability of our statement of earnings amounts.

—	Asset impairment and exit costs – The operating companies income of the European Union segment included the following pre-tax charges for asset impairment and exit costs (in millions):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2010	2009	2010	2009
Asset impairment and exit costs	$20	$3	$20	$1

For further details, see Note 2. Asset Impairment and Exit Costs to our condensed consolidated financial statements.

—

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

Consolidated Operating Results for the Nine Months Ended September 30, 2010

The following discussion compares our consolidated operating results for the nine months ended September 30, 2010, with the nine months ended September 30, 2009.

Our cigarette shipment volume of 674.9 billion units increased 29.1 billion (4.5%), due primarily to gains in Asia, reflecting incremental volume of 39.5 billion units from the new business combination in the Philippines, and growth in Korea and Indonesia, partially offset by the timing of shipments in Japan and lower shipments in Pakistan; and growth in Latin America & Canada, mainly due to Canada and Mexico, partially offset by Brazil. These gains offset declines in the European Union, primarily reflecting lower total markets in Germany, Greece, Italy, Spain and the Baltic States, as well as lower market share in Germany and the Czech Republic; and in EEMA, due to the impact of several significant tax-driven price increases, notably in Romania, Turkey and Ukraine. Excluding acquisitions, our cigarette shipment volume was down 1.6%.

Our market share performance registered growth in a number of markets, including Algeria, Argentina, Australia, Belgium, Brazil, Bulgaria, Egypt, Hungary, Japan, Korea, Malaysia, Mexico, the Netherlands, the Philippines, Poland, Russia, Singapore, the Slovak Republic and Switzerland.

Total cigarette shipments of Marlboro of 224.5 billion units were down 0.8%, due primarily to decreases in the European Union, primarily reflecting a lower total market and a share decline in Germany, lower share and the impact of excise tax and VAT-driven price increases in Greece and the economic downturn in Spain; in EEMA, mainly reflecting tax-driven price increases in Romania, Russia and Turkey, partially offset by higher volume in the Middle East and North Africa. These decreases were partially offset by growth in Asia, primarily reflecting a higher total market in the Philippines, share growth in Korea and a higher total market and market share in Japan; and a slight increase in Latin America & Canada.

Total cigarette shipments of L&M of 66.2 billion units were down by 2.7%, with growth in the European Union of 4.9% and in Asia of 3.3%, more than offset by declines in the other regions. Total cigarette shipments of Chesterfield declined 2.1%, driven by lower shipments in Spain and Ukraine, partially offset by growth in Russia. Total cigarette shipments of Parliament were down by 4.6%, primarily in Turkey, reflecting the impact of the January 2010 tax-driven price increase, partially offset by growth in Korea. Total cigarette shipments of Lark increased by 0.8%, reflecting growth in Turkey, partially offset by a decline in Japan, and Bond Street increased by 8.4%, driven by growth in Russia, partially offset by declines in Turkey and Ukraine.

Total shipment volume of other tobacco products (“OTP”), in cigarette equivalent units, grew by 53.8%, primarily fueled by the acquisition of Swedish Match South Africa (Proprietary) Limited. Excluding acquisitions, shipment volume of other tobacco products was down by 7.2%, primarily due to lower volume in Poland, reflecting the impact of the excise tax alignment of pipe tobacco to roll-your-own in the first quarter of 2009, partially offset by higher volume in Germany.

Total shipment volume for cigarettes and other tobacco products was up by 5.4%, and down by 1.7% excluding acquisitions.

Our net revenues and excise taxes on products were as follows (in millions):

	For the Nine Months Ended September 30,
	2010	2009	Variance	%

Net revenues	$49,906	$45,072	$4,834	10.7%
Excise taxes on products	29,735	26,754	2,981	11.1%

Net revenues, excluding excise taxes on products	$20,171	$18,318	$1,853	10.1%

Currency movements increased net revenues by $1.8 billion ($734 million, after excluding the impact of currency movements on excise taxes). The $734 million increase was due primarily to the Australian dollar, Brazilian real, Canadian dollar, Indonesian rupiah, Japanese yen, Korean won, Mexican peso, Russian ruble and Turkish lira, partially offset by the Argentine peso and the Euro.

Net revenues, which include excise taxes billed to customers, increased $4.8 billion (10.7%). Excluding excise taxes, net revenues increased $1.9 billion (10.1%) to $20.2 billion. This increase was due to:

—	net price increases ($1.1 billion),

—	favorable currency ($734 million) and

—	the impact of acquisitions ($460 million), partially offset by

—	lower volume/mix ($423 million).

Excise taxes on products increased $3.0 billion (11.1%), due to:

—	higher excise taxes resulting from changes in retail prices and tax rates ($2.8 billion),

—	currency movements ($1.1 billion) and

—	the impact of acquisitions ($173 million), partially offset by

—	lower volume/mix ($1.1 billion).

As discussed under the caption “Business Environment,” governments have consistently increased excise taxes in most of the markets in which we operate. We expect excise taxes to continue to increase.

Our cost of sales; marketing, administration and research costs; and operating income were as follows (in millions):

	For the Nine Months Ended September 30,
	2010	2009	Variance	%

Cost of sales	$7,212	$6,476	$736	11.4%

Marketing, administration and research costs	4,417	4,186	231	5.5%

Operating income	8,457	7,599	858	11.3%

Currency movements increased operating income by $320 million.

Cost of sales increased $736 million (11.4%), due to:

—	the impact of acquisitions ($348 million),

—	currency movements ($257 million) and

—	higher manufacturing costs ($186 million, primarily leaf tobacco costs), partially offset by

—	volume/mix ($55 million).

Although tobacco leaf prices have been increasing, going forward we expect near-term price increases to be broadly in line with inflation.

Marketing, administration and research costs increased $231 million (5.5%), due primarily to:

—	currency ($153 million),

—	higher general and administrative expenses ($93 million),

—	higher marketing and selling expenses ($31 million),

—	higher research and development costs ($31 million) and

—	the impact of acquisitions ($21 million), partially offset by

—	the 2009 charge related to the Colombian Investment and Cooperation Agreement ($135 million).

Operating income increased $858 million (11.3%). This increase was due primarily to:

—	net price increases ($1.1 billion),

—	favorable currency ($320 million),

—	the 2009 charge related to the Colombian Investment and Cooperation Agreement ($135 million) and

—	the impact of acquisitions ($91 million), partially offset by

—	lower volume/mix ($368 million),

—	higher manufacturing costs ($186 million),

—	higher general and administrative expenses ($93 million),

—	higher marketing and selling expenses ($31 million),

—	higher research and development costs ($31 million) and

—	higher asset impairment and exit costs ($17 million).

Interest expense, net, of $660 million increased $88 million, due primarily to higher average debt levels and lower interest income, partially offset by lower average interest rates on debt.

Our effective tax rate decreased 2.3 percentage points to 27.0%. The effective tax rate for the nine months ended September 30, 2010 was favorably impacted by the reversal of tax reserves ($148 million) following the conclusion of the IRS examination of Altria Group, Inc.’s consolidated tax returns for the years 2000 through 2003, partially offset by the negative impact of an enacted increase in corporate income tax rates in Greece ($21 million) and the net result of an audit in Italy ($6 million). The estimated effective tax rate for the full-year 2010 excluding the discrete events described above is 28.6%. The effective tax rate is based on our full-year geographic earnings mix and cash repatriation plans. Changes in our cash repatriation plans could have an impact on the effective tax rate, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

We are regularly examined by tax authorities around the world. Although we do not anticipate the closure of any significant tax audits in the next twelve months, examinations could result in a change in unrecognized tax benefits along with related interest and penalties.

Net earnings attributable to PMI of $5.5 billion increased $687 million (14.3%). This increase was due primarily to higher operating income and a lower effective tax rate, partially offset by higher interest expense, net. Diluted and basic EPS of $2.96 increased by 21.3% and 20.8%, respectively. Excluding a favorable currency impact of $0.11, diluted EPS increased 16.8%.

Consolidated Operating Results for the Three Months Ended September 30, 2010

The following discussion compares our consolidated operating results for the three months ended September 30, 2010, with the three months ended September 30, 2009.

Our cigarette shipment volume of 229.2 billion units was up by 4.5%. In the European Union, cigarette shipment volume decreased by 4.6%, primarily due to lower total markets. In EEMA, cigarette shipment volume declined by 3.3%, primarily due to: Turkey, reflecting the continuing unfavorable impact of a significant excise tax increase in January 2010; and Ukraine, reflecting the unfavorable impact of inventory movements and tax-driven price increases in January and July 2010; partly offset by increases in Russia and North Africa, mainly in Algeria. In Asia, our cigarette shipment volume increased by 28.8%, primarily reflecting growth in Indonesia, Korea and Pakistan, as well as the favorable impact of the PMFTC Inc. business combination in the Philippines of 16.2 billion units. This was partially offset by the timing of shipments in Japan, reflecting the payback of the distributor inventory build-up in the second quarter of 2010 in anticipation of increased trade and consumer purchases ahead of the October 1, 2010 tax-driven price increase. In Latin America & Canada, cigarette shipment volume decreased by 1.7%, due mainly to unfavorable trade inventory movements in Colombia following the tax-driven price increase in July and a decline in the tax-paid market. Excluding acquisitions, our cigarette shipment volume was down by 2.9%.

Total cigarette shipments of Marlboro of 75.9 billion units were down by 1.2%, due primarily to a decrease in the European Union, mainly reflecting: a share decline in Germany, lower share in Greece, driven by excise tax and VAT-driven price increases, and unfavorable distributor inventory movements in Italy; a slight decrease in EEMA of 0.2%, primarily due to Turkey, partially offset by robust growth in North Africa; an essentially flat performance in Asia, led by growth in Korea and the Philippines, offset by Japan; and growth in Latin America & Canada of 0.8%, driven by Argentina, Colombia and Mexico.

Total cigarette shipments of L&M of 22.9 billion units were down by 2.0%, with shipment growth in the European Union, primarily in Greece, and Asia, more than offset by EEMA, primarily due to declines in Russia, Turkey and Ukraine. Due mainly to declines in shipments in Spain and Ukraine, partially offset by growth in Germany, Poland and Russia, total cigarette shipments of Chesterfield of 9.3 billion units declined by 1.4%. Total cigarette shipments of Parliament of 9.1 billion units were down by 5.0%, due primarily to declines in Japan and Turkey, partially offset by growth in Korea and Russia. Total cigarette shipments of Lark of 6.7 billion units decreased by 10.2%, due primarily to declines in Japan, partially offset by growth in Turkey. Total cigarette shipments of Bond Street of 11.6 billion units increased by 2.5%, driven by growth in Russia, partly offset by Turkey and Ukraine.

Total shipment volume of other tobacco products, in cigarette equivalent units, grew by 64.0%, benefitting from the acquisition of Swedish Match South Africa (Proprietary) Limited. Excluding acquisitions, shipment volume of other tobacco products was down by 0.9%, primarily due to lower volume in Poland, reflecting the impact of the excise tax alignment of pipe tobacco to roll-your-own in the first quarter of 2009.

Total shipment volume for cigarettes and other tobacco products was up by 5.5%, or down by 2.8% excluding acquisitions.

Our market share performance in the quarter was stable, or registered growth, in a number of markets, including Argentina, Belgium, Egypt, France, Greece, Japan, Korea, Mexico, the Netherlands, the Philippines, Poland, Russia, Singapore, Spain, Switzerland and Ukraine.

Our net revenues and excise taxes on products were as follows (in millions):

	For the Three Months Ended September 30,
	2010	2009	Variance	%

Net revenues	$16,936	$16,573	$363	2.2%
Excise taxes on products	10,322	9,986	336	3.4%

Net revenues, excluding excise taxes on products	$6,614	$6,587	$27	0.4%

Currency movements decreased net revenues by $562 million ($138 million, after excluding the impact of currency movements on excise taxes). The $138 million decrease was due primarily to the Euro, partially offset by the Australian dollar, Canadian dollar, Indonesian rupiah, Japanese yen and Russian ruble.

Net revenues, which include excise taxes billed to customers, increased $363 million (2.2%). Excluding excise taxes, net revenues increased $27 million (0.4%) to $6.6 billion. This increase was due to:

—	net price increases ($292 million) and

—	the impact of acquisitions ($175 million), partially offset by

—	lower volume/mix ($302 million) and

—	unfavorable currency ($138 million).

Excise taxes on products increased $336 million (3.4%), due to:

—	higher excise taxes resulting from changes in retail prices and tax rates ($989 million) and

—	the impact of acquisitions ($80 million), partially offset by

—	favorable currency movements ($424 million) and

—	lower volume/mix ($309 million).

Our cost of sales; marketing, administration and research costs; and operating income were as follows (in millions):

	For the Three Months Ended September 30,
	2010	2009	Variance	%

Cost of sales	$2,290	$2,320	$(30)	(1.3%)

Marketing, administration and research costs	1,446	1,398	48	3.4%

Operating income	2,836	2,850	(14)	(0.5%)

Currency movements increased operating income by $20 million.

Cost of sales decreased $30 million (1.3%), due primarily to:

—	favorable currency movements ($110 million) and

—	lower volume/mix ($50 million), partially offset by

—	the impact of acquisitions ($128 million).

Marketing, administration and research costs increased $48 million (3.4%), due primarily to:

—	higher general and administrative expenses ($30 million),

—	higher marketing and sales expenses ($23 million) and

—	higher research and development costs ($19 million), partially offset by

—	favorable currency ($49 million).

Operating income decreased $14 million (0.5%). This decrease was due primarily to:

—	lower volume/mix ($252 million),

—	higher general and administrative expenses ($30 million),

—	higher marketing and sales expenses ($23 million),

—	higher asset impairment and exit costs ($19 million) and

—	higher research and development costs ($19 million), partially offset by

—	net price increases ($292 million) and

—	the impact of acquisitions ($43 million).

Interest expense, net, of $214 million decreased $7 million, due primarily to lower average interest rates and lower premium costs on Japanese yen option contracts, partially offset by higher average debt levels.

Our effective tax rate decreased 1.7 percentage points to 27.8%, due primarily to the geographic earnings mix. The effective tax rate is based on our full-year geographic earnings mix and cash repatriation activities and plans. Changes in our cash repatriation plans could have an impact on the effective tax rate, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

As previously discussed, we are regularly examined by tax authorities around the world. Although we do not anticipate the closure of any significant tax audits in the next twelve months, examinations could result in a change in unrecognized tax benefits along with related interest and penalties.

Net earnings attributable to PMI of $1.8 billion increased $24 million (1.3%). This increase was due primarily to a lower effective tax rate and lower interest expense, net, partially offset by lower operating income. Diluted and basic EPS of $0.99 increased by 6.5%. Excluding a favorable currency impact of $0.02, diluted EPS increased 4.3%.

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

Framework Convention on Tobacco Control: The World Health Organization’s (“WHO”) Framework Convention on Tobacco Control (“FCTC”) entered into force in February 2005. As of November 2010, 170 countries, as well as the European Community, have become Parties to the FCTC. The FCTC is the first international public health treaty, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and, in certain instances, requires) Parties to have in place or enact legislation that would:

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

The fourth session of the Conference of the Parties will take place from November 15-20, 2010, and is expected to adopt a first set of Guidelines regarding the regulation of the contents and disclosures of tobacco products (Articles 9 and 10 FCTC).

EU Tobacco Products Directive

On September 24, 2010, the European Commission launched a public consultation on the revision of the EU Tobacco Products Directive (2001/37/EC), seeking a “wide range of views … on factors such as labelling and health warnings on tobacco packets and additives used as tobacco ingredients.” Policy options submitted for comment include measures we oppose, such as plain packaging, point of sale display ban, ingredients ban, and oversized mandatory pictorial health warnings, including 75% warnings on the front and 100% on the back of cigarette packs.

A proposal for amending the Directive will be made by the EU Commission at the end of 2011 at the earliest, and final amendments to the Directive must be approved by the European Parliament and the Council of Ministers, a process which is expected to take several years. It is not possible to predict what concrete amendments, if any, will be proposed and adopted.

Plain Packaging: As noted above, the Conference of the Parties adopted Guidelines to the FCTC recommending plain packaging. We strongly oppose the imposition of plain packaging. Such a measure would not only constitute an expropriation of our valuable trademarks, but would be a pure and simple confiscation of the core of our business. Transforming the industry into a low price commodity business will not reduce consumption, smoking incidence or initiation. Plain packaging is a misguided measure that will undermine the public health objectives of its proponents. Furthermore, it will impair free competition, jeopardize freedom of trade, stifle product innovation and spur illicit trade and counterfeit activity to the detriment of the legitimate industry, its entire supply chain and government revenues. Moreover, the imposition of plain packaging would violate the terms of international treaties governing the protection of industrial property and the trade-related aspects of intellectual property rights. We will take all steps necessary to ensure that all constituencies understand the consequences of such a measure, and to obtain all protection and relief to which we are entitled under the law. In 2008, the UK Department of Health sought comment on the possibility of mandating plain packaging among several other regulatory measures. At the time, the Department of Health stated, “The research evidence into this initiative [plain packaging] is speculative, relying on asking people what they might do in a certain situation.” In its final regulation published in 2009, the Department of Health did not take any action on plain packaging. In February 2010, the UK Department of Health published a report on its tobacco control policy in which the Department stated that it was continuing to consider plain packaging. The Department stated, however, that “the evidence base regarding ‘plain packaging’ needs to be carefully examined” and that the Department will encourage research to further its understanding of the links between packaging and tobacco consumption. The Department also said that it would “seek views on, and give weight to, the legal implications of restrictions on packaging for intellectual property rights and freedom of trade.” In April 2010, the Australian Government announced its intention to introduce legislation in 2011 that would mandate some form of plain packaging in 2012. Prior to that, in August 2009, an independent senator introduced a bill for plain packaging in the Australian Senate. In November 2009, the bill was referred to the Senate Community Affairs Legislation Committee. In August 2010, the Senate Committee announced that due to the Australian federal election, it had ended its inquiry into the bill, but following those elections in September 2010, the bill was resubmitted by the independent senator. No action has been taken on that bill, and the Government has not submitted any plain packaging legislation to date. It is not possible to predict the outcome of the bill or the legislation slated for introduction in 2011. In Lithuania, an individual legislator introduced a proposal for plain packaging in December 2009, but in March 2010, the proposal was rejected by the Lithuanian Parliament because of constitutional concerns.

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

Testing and Reporting of Other Smoke Constituents: Several countries, including, for instance, Brazil, Canada, Taiwan and Venezuela, require manufacturers to test and report to regulators certain by-brand yields of other smoke constituents from the 45 to 80 that have been identified as potential causes of tobacco-related diseases. Testing and reporting of some of these constituents is being considered by the FCTC’s Conference of the Parties Working Group on product regulation, TobReg, national regulators and the public health community. We measure many of these constituents for our product research and development purposes, and support efforts to develop reasonable regulation in this area. However, there is no international consensus on which smoke constituents cause the full range of diseases associated with tobacco use, and there are very limited internationally validated analytical methods to measure the constituents’ yields in the smoke. Moreover, there is extremely limited capacity to conduct by-brand testing on a global basis. In its 2008 progress report on these issues, the Conference of the Parties Working Group, following a proposal by TobReg, had identified nine smoke constituents for which methods for testing and measuring yields should be validated as a priority, and had estimated that validation of the applicable methods for these constituents (and for certain compounds in tobacco plants) would take five and a half years. In a progress report released in 2010, the WHO’s Tobacco Free Initiative announced that it will present validated methods for measuring two tobacco-specific nitrosamines in mainstream smoke (and a method for measuring nicotine content in tobacco) at the fourth session of the Conference of the Parties. It is not certain when actual testing requirements will be recommended by the Conference of the Parties and whether individual countries will adopt them, although bills to require testing of a wide range of smoke constituent yields are pending in some countries. The cost of by-brand testing could be significant, and public health groups, including the Conference of the Parties Working Group, have recommended that tobacco companies should be required to bear the burden of testing expenses.

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

Ingredient Disclosure Laws: Many countries have enacted or proposed legislation or regulations that require cigarette manufacturers to disclose to governments and to the public the ingredients used in the manufacture of cigarettes and, in certain cases, to provide toxicological information about those ingredients. While we believe the public health objectives of these requests can be met without providing exact by-brand formulae, we have made and will continue to make full disclosures to governments where adequate assurances of trade secret protection are provided. For example, under the EU Tobacco Products Directive, tobacco companies are required to disclose ingredients and toxicological information to each Member State. We have made ingredient disclosures in compliance with the laws of EU Member States, making full by-brand disclosures in a manner that protects trade secrets. In jurisdictions where appropriate assurances of trade secret protection are not possible to obtain, we will seek to resolve the matter with governments through alternative options.

Restrictions and Bans on the Use of Ingredients: Several countries have laws and/or regulations governing the use of ingredients in tobacco products that have been in place for many years. Our products comply with those laws. Until recently, efforts to regulate ingredients have focused on whether ingredients added to cigarettes increase the toxicity and/or addictiveness of cigarette smoke. Increasingly, however, tobacco control advocates and some regulators, including the WHO, the European Commission, and individual governments are considering regulating or have regulated cigarette ingredients with the stated objective of reducing the “palatability” and “attractiveness” of cigarette smoke, smoking and tobacco products. In October 2009, the Canadian federal government adopted a bill that banned virtually all flavor ingredients in cigarettes and little cigars. The bill, which became effective on July 5, 2010, has had the effect of banning traditional American blend cigarettes in Canada, which represent a share of below 1% of the Canadian market. The FCTC’s Conference of the Parties Working Group on Articles 9 and 10 has proposed Guidelines that recommend banning or limiting ingredients to reduce the attractiveness and appeal of cigarettes. The Guidelines, which are more extensive than the Canadian ban on ingredients, recommend banning all flavoring ingredients including menthol as well as functional ingredients such as coloring agents for cigarette papers. The Guidelines will be voted on at the November 2010 Conference of the Parties. We support regulations that would prohibit the use of ingredients that are determined, based on sound scientific test methods and data, to significantly increase the inherent toxicity and/or addictiveness of smoke. We oppose regulations that would ban ingredients to reduce palatability and attractiveness because, in light of the millions of smokers in countries like Canada who prefer cigarettes without ingredients, there is no reasonable basis to conclude that an ingredient ban would reduce smoking prevalence.

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

Bans on Display of Tobacco Products at Retail: Some countries have adopted bans of product displays at point of sale. We oppose product display bans on the grounds that evidence does not show that they have any material impact on public health, and that they will encourage lower prices, unnecessarily restrict non-price competition, and encourage illicit trade - all of which undermine public health objectives. In some markets, for example in Ireland, Norway and the UK, our subsidiaries and, in some cases, individual retailers have commenced legal proceedings to overturn the bans.

Health Warning Requirements: Many countries require substantial health warnings on cigarette packs. In the EU, for example, health warnings currently must cover between 30% and 35% of the front and between 40% and 50% of the back of cigarette packs. The FCTC requires health warnings that cover, at a minimum, 30% of the front and back of the pack, and recommends warnings covering 50% or more of the front and back of the pack. There is a development towards significantly increased sizes of health warnings in some countries, for example, 30% front and 90% back in Australia, 65% front and 30% back in Turkey, and 80% of the front and 80% of the back of cigarette packs in Uruguay. We support health warning requirements and, with certain exceptions, defer to the governments on the content of the warnings. In countries where health warnings are not required, we place them on packaging voluntarily in the official language or languages of the country. For example, we are voluntarily placing health warnings in many African countries in official local languages occupying 30% of the front and back of the pack. We oppose disproportionate warning size requirements that go beyond warning consumers about the health effects of smoking, instead infringing on our intellectual property rights and depriving us of our ability to use distinctive trademarks and pack designs to differentiate our products from those of our competitors. In some markets, for example in Uruguay, we have commenced legal proceedings challenging the disproportionate warning size requirements. We also oppose regulations that would require the placement of health warnings in the middle of the front and back of the pack as such placement serves no purpose other than to disrupt our trademarks and pack design. While we believe that textual warnings are sufficient, we do not oppose graphic warnings except for images that vilify tobacco companies and their employees or do not accurately represent the health effects of tobacco use.

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

Restrictions on Public Smoking: Reports with respect to the health effects of exposure to ETS have been publicized for many years, and many countries have restricted smoking in public places. The pace and scope of public smoking restrictions have increased significantly in most of our markets. In the EU, all countries have introduced public smoking restrictions or bans in public and/or work places, restaurants, bars and nightclubs. Some EU member states allow narrow exemptions from smoking bans, for instance for separate smoking rooms in the hospitality sector, but others have banned virtually all indoor public smoking. In November 2009, the Council of the European Union adopted a non-binding recommendation calling on all EU Member States to introduce, by 2012, comprehensive public smoking restrictions covering all closed public places, workplaces and public transport. In other regions, many countries have adopted or are likely to adopt substantial public smoking restrictions similar to those in the EU, including Australia, Canada, Hong Kong, Thailand and Turkey. Some public health groups have called for, and some municipalities have adopted or proposed, bans on smoking in outdoor places, and some tobacco control groups have advocated banning smoking in cars with minors in them. The FCTC requires Parties to the treaty to adopt restrictions on public smoking, and the Conference of the Parties adopted guidelines on public smoking based on the premise that any exposure to ETS is harmful; the Guidelines call for total bans in all indoor public places, defining “indoor” broadly, and reject any exemptions based on type of venue (e.g., nightclubs). On private place smoking, such as in cars and homes, the Guidelines recommend increased education on the risk of exposure to ETS.

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

Reduced Cigarette Ignition Propensity Legislation: Reduced ignition propensity standards have been adopted in several of our markets, notably in Australia, Canada and Finland, and are being considered in several other countries. On March 25, 2008, the European Commission formally adopted a decision to mandate that the European Standards Organization (“CEN”) develop, through the General Product Safety Directive, a reduced cigarette ignition propensity standard such as those implemented in New York, other American states and Canada. The CEN recently published the testing method and completed the voting procedure on the safety requirement. While the date by which cigarettes sold in the EU have to comply with the new standard has not yet been fixed, we expect implementation towards the end of 2011 or early 2012. We believe that reduced ignition propensity standards, which based on currently available technology will increase production costs, should be the same as those applied in New York and other jurisdictions to ensure that they are uniform and technically feasible, and that they are applied equally to all manufacturers.

Illicit Trade: We estimate that in the European Union alone the increasing illicit trade accounted for about 61 billion cigarettes, or approximately 9% of consumption, in 2009. Regulatory measures and related governmental actions to prevent the illicit manufacture and trade of tobacco products are being considered by a number of jurisdictions. Article 15 of the FCTC requires Parties to the treaty to take steps to eliminate all forms of illicit trade, including counterfeiting, and states that national, regional and global agreements on this issue are “essential components of tobacco control.” The Conference of the Parties established an Intergovernmental Negotiating Body (“INB”) to negotiate a protocol on the illicit trade in tobacco products pursuant to Article 15 of the FCTC. The draft protocol included the following main topics:

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

The fourth session of the INB took place in March 2010, without concluding an agreed protocol. The fourth session of the Conference of Parties, held from November 15-20, 2010, will now discuss the draft protocol and decide on next steps.

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

Labor Conditions for Tobacco Workers: On July 14, 2010, Human Rights Watch published a report raising issues related to labor conditions for tobacco workers in Kazakhstan, particularly migrant workers. On July 16, 2010, the U.S. House Committee on Energy and Commerce sent us a letter requesting information about labor practices in Kazakhstan and other markets. We are cooperating with this request. We are committed to working to prevent child labor, forced labor, and other labor abuses in the tobacco supply chain and are working with our suppliers, governments and other stakeholders to address these problems.

Other Legislation, Regulation or Governmental Action: In Argentina, the National Commission for the Defense of Competition (“CNDC”) issued a resolution on May 27, 2010 in which it found that our affiliate’s establishment, in 1997, of a system of exclusive zonified distributors (“EZD”s) in Buenos Aires city and region was anticompetitive, despite having issued two prior decisions (in 1997 and 2000) in which it had found the establishment of the EZD system was not anticompetitive. The recent resolution is not a final decision, and our Argentinean affiliate intends to oppose the resolution and submit additional evidence.

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

In June 2010, we announced that our affiliate, Philip Morris Brasil Industria e Comercio Ltda. (“PMB”), will begin directly sourcing tobacco leaf from approximately 17,000 tobacco farmers in Southern Brazil. This initiative enhances PMI’s direct involvement in the supply chain and is expected to provide approximately 10% of PMI’s global leaf requirements. The vertically integrated structure was made possible following separate agreements with two current leaf suppliers in Brazil, Alliance One Brasil Exportadora de Tabacos Ltda. (“AOB”) and Universal Leaf Tabacos Ltda. (“ULT”), to each assign around 8,500 contracts with tobacco farmers to PMB. As a result, PMB will offer employment to more than 200 employees, most of them agronomy specialists, and will acquire related assets in Southern Brazil. The purchase price for the net assets and the contractual relationships is approximately $83 million. We are accounting for these transactions as a business combination. As of September 30, 2010, payments of $41 million were made to AOB and ULT under the terms of the agreements. The preliminary allocation of the purchase price was primarily to goodwill ($21 million), inventories ($20 million) and other non-current assets ($18 million), partially offset by other current liabilities ($18 million, which consists primarily of the total amount of bank guarantees for tobacco farmers’ rural credit facilities). In the fourth quarter of 2010, additional payments of approximately $42 million will be made under the terms of the agreements. The purchase price allocation for these transactions will be finalized in the fourth quarter of 2010.

In September 2009, we acquired Swedish Match South Africa (Proprietary) Limited, for ZAR 1.93 billion (approximately $256 million based on exchange rates prevailing at the time of the acquisition), including acquired cash.

In July 2009, we entered into an agreement to purchase 100% of the shares of privately-owned Colombian cigarette manufacturer, Productora Tabacalera de Colombia, Protabaco Ltda., for $452 million. The transaction was subject to competition authority approval and final confirmatory due diligence. In October 2010, the Colombian competition authority issued its final decision pertaining to our application for the acquisition. Approval to proceed with the acquisition has been granted subject to several significant conditions and constraints. We are thoroughly reviewing these conditions and will determine whether or not the strategic rationale and financial attractiveness of the originally envisaged transaction can still be safeguarded in the best interest of our shareholders. We anticipate that we will be in a position to make a final determination on whether or not to proceed within the next three months.

In February 2009, we purchased the Petterøes tobacco business for $209 million and entered into an agreement with Swedish Match AB to establish an exclusive joint venture to commercialize Swedish style snus and other smoke-free tobacco products worldwide, outside of Scandinavia and the United States.

Trade Policy

It is our policy to comply with applicable laws of the United States and the laws of the countries in which we do business that prohibit trade with certain countries, organizations or individuals. We do not sell products or have a current intent to sell products in Cuba or North Korea. Certain of our subsidiaries have established commercial arrangements involving Syria, Myanmar and Sudan, in each case in compliance with our trade policy and applicable U.S. law. Our contractual arrangements and licenses from the U.S. Office of Foreign Assets Control to export cigarettes to Iran have expired. No sales were made pursuant to these arrangements and to date we have not applied for a new license.

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

We do not believe that exempt or licensed sales of our products, which are agricultural products under U.S. law, and are not technological or strategic in nature, for ultimate resale in Syria, Myanmar or Sudan in compliance with U.S. laws, present a material risk to our stockholders, our reputation or the value of our shares. To our knowledge, none of the governments of Syria, Myanmar or Sudan, nor entities controlled by those governments, receive cash or act as intermediaries in connection with these transactions, except that in Syria, the state tobacco monopoly, which is the only entity permitted to import tobacco products, purchases products from our customer for resale in the domestic market.

Certain states have enacted legislation permitting state pension funds to divest or abstain from future investment in stocks of companies that do business with countries that are sanctioned by the U.S. We do not believe such legislation has had a material effect on the price of our shares.

Operating Results – Nine Months Ended September 30, 2010

The following discussion compares operating results within each of our reportable segments for the nine months ended September 30, 2010 with the nine months ended September 30, 2009.

European Union. Net revenues, which include excise taxes billed to customers, increased $65 million (0.3%). Excluding excise taxes, net revenues decreased $57 million (0.9%) to $6.6 billion. This decrease was due primarily to:

—	lower volume/mix ($359 million), partially offset by

—	net price increases ($305 million).

Operating companies income decreased $117 million (3.4%). This decrease was due primarily to:

—	lower volume/mix ($271 million),

—	unfavorable currency ($81 million) and

—	higher marketing, administration and research costs ($65 million), partially offset by

—	net price increases ($305 million).

The total cigarette market in the European Union declined by 4.5%, mainly reflecting a lower total market in Germany, Greece, Italy, Lithuania, Poland and Spain. Our cigarette shipment volume in the European Union declined by 5.2%, primarily reflecting the impact of a lower total market. Our market share in the European Union was down by 0.1 share points to 38.8% as gains in Belgium, Denmark, Hungary, the Netherlands, Norway, Poland, the Slovak Republic, Sweden and Switzerland were more than offset by share declines in the Czech Republic, Finland, France, Germany, Greece, Lithuania, Portugal and the United Kingdom.

Shipment volume of Marlboro decreased by 6.1%, mainly due to the lower total market, unfavorable economic conditions, primarily in Greece and Spain, and lower share in Germany and Greece. Marlboro’s share in the European Union was down by 0.2 share points to 18.2%, reflecting a lower share in France, Germany and Greece, partially offset by a higher share in Italy, the Netherlands and Poland.

L&M volume was up by 4.9% and market share grew by 0.6 share points to 6.1% in the European Union, primarily driven by share gains in Germany, Greece, Switzerland, the Netherlands, the Slovak Republic and Spain.

In the Czech Republic, the total cigarette market decreased 1.6%, and our shipments were down 7.6%. Market share decreased by 3.2 share points to 48.2%, reflecting intense price competition and a lower share for our local brands, partially offset by higher L&M share.

In France, the total cigarette market was down only 0.3%, despite the impact of the November 2009 retail pack price increase. Our shipments were down by 1.0%. Market share decreased by 0.3 share points to 40.4%, due to a lower share for Marlboro, down by 0.8 share points to 25.9%, as well as a 0.3 share point total decline for Chesterfield and Basic, partially offset by a higher share for the Philip Morris brand, up by 0.8 share points to 7.7%.

In Germany, the total cigarette market was down by 2.4%, mainly reflecting the impact of the June 2009 price increase. Our shipments were down by 5.9%, due primarily to the lower total market and a lower share of 35.3%, down by 1.3 share points. While L&M continued its strong performance, gaining 1.1 share points to reach 9.2%, Marlboro’s share decreased by 1.9 share points to 21.3%, reflecting the impact of price sensitivity among adult consumers in the market.

In Italy, the total cigarette market was down by 2.2%, primarily reflecting the impact of the December 2009 price increase. Although our shipments were down by 4.2%, largely due to the total market decline and distributor inventory movements, market share was stable at 54.1%, benefiting from a 0.3 share point growth by Marlboro to 22.9%, fueled by the May 2009 and June 2010 launches of Marlboro Gold Touch and Marlboro Core Flavor, respectively.

In Poland, the total cigarette market was down by 3.9%, reflecting the impact of tax-driven price increases in the third quarter of 2009 and January 2010, partially offset by in-switching from other tobacco products as a result of excise tax harmonization in 2009. Our shipments were up by 0.9%. Market share was up by 1.8 share points to 37.7%, primarily reflecting higher Marlboro share, up by 1.1 share points to 10.2%.

In Spain, the total cigarette market was down by 10.9%, due largely to the adverse economic environment and the impact of the excise tax-driven price increase in June 2009, a further price increase in January 2010, and a June 2010 VAT-driven price increase. Our shipments were down by 10.4%, reflecting the lower total market. Our market share was essentially flat at 31.8%. While Marlboro’s share decreased by 0.2 share points to 15.2% and Chesterfield’s share declined by 0.7 share points to 8.8%, share of L&M increased by 0.8 share points to 6.4%.

Eastern Europe, Middle East & Africa. Net revenues, which include excise taxes billed to customers, increased $1.7 billion (17.2%). Excluding excise taxes, net revenues increased $609 million (12.4%) to $5.5 billion. This increase was due to:

—	net price increases ($511 million, including an inventory windfall resulting from the sale of old taxed product at new prices),

—	favorable currency ($105 million) and

—	the impact of acquisitions ($80 million), partially offset by

—	lower volume/mix ($87 million).

Operating companies income increased $430 million (21.7%). This increase was due to:

—	net price increases ($511 million),

—	favorable currency ($74 million) and

—	the impact of acquisitions ($28 million), partially offset by

—	lower volume/mix ($77 million),

—	higher manufacturing costs ($76 million) and

—	higher marketing, administration and research costs ($30 million).

Our cigarette shipment volume decreased by 2.2%, principally due to Romania, Turkey and Ukraine, resulting from significant tax-driven price increases. These declines were partially offset by cigarette shipment growth in the Middle East, Russia and North Africa, notably Algeria. Shipment volume of Marlboro decreased by 0.4%, with declines in Romania, Russia and Turkey, partially offset by overall growth in the Middle East and North Africa.

In Russia, our shipment volume increased by 2.6%. Shipment volume of our premium portfolio was down by 5.8%, primarily due to a decline in Marlboro of 11.2% reflecting down-trading. In the mid-price segment, shipment volume of Chesterfield was up by 9.0%. In the low-price segment, shipment volumes of Bond Street, Next and Optima were up by 25.2%, 9.1%, and 4.5%, respectively. Our market share of 25.5%, as measured by A.C. Nielsen, was up by 0.2 share points. Market share for Parliament, in the above premium segment, was stable; Marlboro, in the premium segment, was down by 0.2 share points; Chesterfield in the mid-price segment was up by 0.3 share points; and Bond Street in the low-price segment was up by 1.3 share points.

In Turkey, the total cigarette market declined by an estimated 14.2%, primarily reflecting the impact of the steep January 2010 excise tax increase. Our shipment volume declined by 15.8%. Our market share, as measured by A.C. Nielsen, declined by 1.7 share points to 41.3%, due to Parliament, down by 1.3 share points, Marlboro, down by 1.5 share points, and L&M, down by 1.8 share points, partially offset by Lark in the low-price segment, up by 3.5 share points.

In Ukraine, our shipment volume declined 16.3%, reflecting the current weak economy and the impact of significant tax increases, as well as the impact of trade inventory movements in anticipation of an excise tax-driven price increase on July 1, 2010. Our market share, as measured by A.C. Nielsen, was down by 0.5 share points to 35.5%, with share gains for Chesterfield and Bond Street, offset by lower share for L&M and brands in the low-price segment.

Asia. Net revenues, which include excise taxes billed to customers, increased $2.1 billion (23.6%). Excluding excise taxes, net revenues increased $1.0 billion (21.1%) to $5.8 billion. This increase was primarily due to:

—	favorable currency ($484 million),

—	the impact from the business combination in the Philippines ($377 million) and

—	net price increases ($146 million).

Operating companies income increased $326 million (16.9%). This increase was due to:

—	favorable currency ($263 million),

—	net price increases ($146 million) and

—	the impact from the business combination in the Philippines ($63 million), partially offset by

—	higher marketing, administration and research costs ($66 million),

—	higher manufacturing costs ($55 million) and

—	lower volume/mix ($25 million).

Our cigarette shipment volume increased by 42.4 billion units or 25.0%, mainly due to an increase of 39.5 billion units from the new business combination in the Philippines, and growth in Korea and Indonesia, partially offset by a decline in Pakistan and Australia, reflecting the impact of excise tax-driven price increases in both markets and the timing of shipments in Japan. Shipment volume of Marlboro grew by 6.9%, reflecting growth in Indonesia, Korea and the Philippines. Marlboro’s market share grew in Australia, Hong Kong, Japan, Korea, Malaysia, Singapore, Thailand and Vietnam.

In Indonesia, the total cigarette market was up by an estimated 3.6%. Our shipment volume increased by 2.8% and market share decreased 0.2 share points to 28.8%, despite growth from A Mild and U Mild.

In Japan, the total cigarette market increased by 5.6%, reflecting purchases in advance of the significant excise tax-driven price increases in October 2010. Our shipment volume was down 3.4%, mainly due to the timing of shipments. Our market share of 24.2% was up by 0.2 share points. Marlboro’s share increased to 10.9%, up by 0.4 share points, supported by the February and July 2010 national roll-out of Marlboro Black Gold and Marlboro Ice Blast which recorded a 0.2% and 0.4% market share, respectively. Market share of Lark was also up by 0.1 share point to 6.6%.

In Korea, the total cigarette market was down by 6.7%, partly reflecting estimated competitors’ inventory adjustments from late 2009. Our shipment volume grew by 13.2%, and our market share reached 17.0%, up by 3.0 share points, driven by Marlboro and Parliament, up by 1.1 and 1.4 share points, respectively, and Virginia Slims, up by 0.4 share points.

On February 25, 2010, Philip Morris Philippines Manufacturing Inc. combined with Fortune Tobacco Corporation to form a new company called PMFTC. As a result of this combination, which provided an incremental 39.5 billion units, our shipments in the Philippines were up by over 100% in the nine months ended September 30, 2010. Excluding the favorable impact of this new business combination, cigarette shipments of our brands in the Philippines increased by 12.2%, fueled by growth of both Marlboro and the Philip Morris brand.

Latin America & Canada. Net revenues, which include excise taxes billed to customers, increased $937 million (18.2%). Excluding excise taxes, net revenues increased $286 million (15.0%) to $2.2 billion. This increase was due to:

—	favorable currency ($151 million),

—	net price increases ($120 million) and

—	higher volume/mix ($15 million).

Operating companies income increased $247 million (54.6%). This increase was due primarily to:

—	the 2009 charge related to the Colombian Investment and Cooperation Agreement ($135 million),

—	net price increases ($120 million) and

—	favorable currency ($69 million), partially offset by

—	higher manufacturing costs ($65 million) and

—	higher marketing, administration and research costs ($15 million).

Our cigarette shipment volume increased by 1.1%, reflecting growth in Canada and Mexico. Shipment volume of Marlboro increased by 0.1%, mainly due to Mexico and Colombia, partially offset by a decrease in Brazil.

In Argentina, our cigarette shipment volume increased by 0.6% and market share increased by 1.5 share points to 74.8%, fueled by Marlboro, up by 0.4 share points to 23.6%, and the Philip Morris brand, up by 1.4 share points to 38.1%.

In Canada, the total tax-paid cigarette market was up by 11.4%, mainly reflecting stronger government enforcement measures to reduce contraband sales. Although our cigarette shipment volume increased by 10.0%, market share decreased by 0.4 share point to 33.3%, with gains by low-price brand Next, up by 3.5 share points, more than offset by mid-price Number 7 and Canadian Classics, down by 1.4 and 1.8 share points, respectively, and low-price brand Accord, down by 1.2 share points.

In Mexico, the total cigarette market was up by 0.3%. Our cigarette shipment volume increased by 1.5% and market share increased by 0.9 share points to 70.1%, fueled by Marlboro, up by 0.6 share points to 48.9%, and Delicados, up by 0.6 share points to 12.0%.

Operating Results – Three Months Ended September 30, 2010

The following discussion compares operating results within each of our reportable segments for the three months ended September 30, 2010, with the three months ended September 30, 2009.

European Union. Net revenues, which include excise taxes billed to customers, decreased $738 million (9.5%). Excluding excise taxes, net revenues decreased $269 million (11.2%) to $2.1 billion. This decrease was due to:

—	unfavorable currency ($226 million) and

—	lower volume/mix ($102 million), partially offset by

—	net price increases ($59 million).

Operating companies income decreased $154 million (12.2%). This decrease was due to:

—	unfavorable currency ($106 million),

—	lower volume/mix ($80 million),

—	higher marketing, administration and research costs ($24 million) and

—	higher asset impairment and exit costs ($19 million), partially offset by

—	net price increases ($59 million) and

—	lower manufacturing costs ($16 million).

The total cigarette market in the European Union declined by 5.5%, mainly reflecting a lower total market in Greece, Poland and Spain, primarily due to the unfavorable impact of tax-driven price increases, and the impact of continued adverse economic conditions, particularly in Greece and Spain.

Our cigarette shipment volume in the European Union declined by 4.6%, primarily reflecting the impact of the lower total market as described above, partly offset by favorable distributor inventory movements and higher share. Shipment volume of Marlboro decreased by 3.4%, mainly due to the lower total market and lower share in Germany and Greece. Shipment volume of L&M increased by 4.0%, driven by share growth primarily in Germany and Greece.

Our market share in the European Union was up by 0.2 share points to 39.1% as gains, primarily in Poland, the Netherlands and Spain, were partially offset by share declines, mainly in the Czech Republic and Portugal. Marlboro’s share in the European Union was up by 0.2 share points to 18.4%, reflecting a higher share in Poland and Spain, partially offset by lower share in Germany and Greece. L&M’s market share in the European Union grew by 0.6 points to 6.3%, primarily driven by gains in Germany, Greece, Poland and the Slovak Republic.

In the Czech Republic, the total cigarette market was down by 5.1%, reflecting the impact of tax-driven price increases implemented in April 2010. Our shipments were down by 10.0%. Market share was down by 2.7 points to 47.8%, mainly reflecting share declines for lower-margin local brands, partially offset by a higher share for Marlboro, up by 0.4 points to 7.0%, and for L&M, up by 0.3 points to 7.6%.

In France, the total cigarette market was up by 1.2%. Our shipments were down by 1.9%, reflecting the unfavorable impact of distributor inventory movements. Market share was essentially flat at 40.0%, and while Marlboro’s share declined by 0.5 points to 25.7%, it was more than offset by a higher share for the premium Philip Morris brand, up by 0.8 points to 7.7%.

In Germany, the total cigarette market was down by 2.5%. Our shipments were down by 3.4%, due primarily to the lower total market and a lower share of 34.9%, down by 0.4 share points. Marlboro’s share decreased by 0.7 share points to 21.1%, reflecting the impact of continued price sensitivity among adult consumers. L&M continued its strong performance during the quarter, gaining 0.9 share points to reach 9.2%.

In Italy, the total cigarette market was down by 1.2%. Our shipments were down by 5.2%, unfavorably impacted by distributor inventory movements. Market share declined 0.4 points to 54.1%. Assisted by the June 2010 launch of Marlboro Core Flavor, Marlboro’s share increased by 0.1 point to 23.2%.

In Poland, the total cigarette market was down by 11.3%, reflecting the impact of tax-driven price increases in January 2010, as well as an unfavorable comparison with the same quarter last year which was impacted by trade inventory movements. Although our shipments were down by 7.5%, market share was up by 1.5 points to 37.6%, primarily reflecting higher Marlboro share, up by 1.5 share points to 11.0%.

In Spain, the total cigarette market was down by 13.5%, largely due to the adverse economic environment, the impact of the price increase in January 2010 and a June 2010 VAT-driven price increase of €0.25 per pack. Our shipments were essentially flat, reflecting favorable distributor inventory movements. Our market share was up by 0.6 points to 32.7%, mainly reflecting a higher Marlboro share, up by 1.0 share point to 16.3%.

Eastern Europe, Middle East & Africa. Net revenues, which include excise taxes billed to customers, increased $462 million (12.4%). Excluding excise taxes, net revenues increased $66 million (3.6%) to $1.9 billion. This increase was due to:

—	net price increases ($111 million) and

—	the impact of acquisitions ($29 million), partially offset by

—	unfavorable currency ($37 million) and

—	lower volume/mix ($37 million).

Operating companies income increased $95 million (12.5%). This increase was due to:

—	net price increases ($111 million),

—	favorable currency ($32 million) and

—	the impact of acquisitions ($9 million), partially offset by

—	lower volume/mix ($32 million) and

—	higher marketing, administration and research costs ($25 million).

Our cigarette shipment volume decreased by 3.3%, principally due to Turkey, driven by the significant tax-driven price increase of January 2010, and Ukraine, due to the unfavorable impacts of trade inventory movements and the excise tax-driven price increase on July 1, 2010, partly offset by growth in Russia and North Africa, principally Algeria. Shipment volume of Marlboro was down slightly by 0.2%, principally due to declines in Turkey and Ukraine, partly offset by strong growth in the Middle East and North Africa, notably Algeria.

In Russia, our record quarterly shipment volume increased by 1.4%. Shipment volume of our premium portfolio was down by 2.8%, primarily due to a decline in Marlboro of 6.4%. In the mid-price segment, shipment volume of Chesterfield was up by 7.9%. In the low price segment, shipment volume of Bond Street, Next and Optima was up by 17.0%, 5.4% and 0.5%, respectively. Our market share of 25.6%, as measured by A.C. Nielsen, was flat. Market share for Parliament, in the above premium segment, was unchanged; Marlboro, in the premium segment, was down by 0.3 share points; Chesterfield in the mid-price segment was up by 0.2 share points; and Bond Street in the low price segment was up by 1.1 share points.

In Turkey, the total cigarette market declined by an estimated 6.0%, primarily due to the steep January 2010 excise tax increase. Our shipment volume declined by 7.5%. Our market share, as measured by A.C. Nielsen, declined by 1.4 points to 41.8%, due to Parliament, down by 1.2 share points, Marlboro, down by 1.6 share points, and L&M, down by 1.6 share points, partially offset by Lark, up by 3.1 share points.

In Ukraine, our shipment volume decreased by 27.0%, reflecting unfavorable trade inventory movements and the impact of an excise tax-driven price increase on July 1, 2010. Our market share, as measured by A.C. Nielsen, was essentially flat at 35.3%, with share gains for premium Marlboro and mid-price Chesterfield, offset by lower share for mid-price L&M and brands in the low price segment.

Asia. Net revenues, which include excise taxes billed to customers, increased $459 million (14.5%). Excluding excise taxes, net revenues increased $182 million (11.0%) to $1.8 billion. This increase was due to:

—	the impact of the business combination in the Philippines ($146 million),

—	favorable currency ($99 million) and

—	net price increases ($73 million), partially offset by

—	lower volume/mix ($136 million).

Operating companies income increased $37 million (5.7%). This increase was primarily due to:

—	favorable currency ($79 million),

—	net price increases ($73 million) and

—	the impact of the business combination in the Philippines ($36 million), partially offset by

—	lower volume/mix ($118 million) and

—	higher marketing, administration and research costs ($32 million).

Our cigarette shipment volume increased 28.8%, mainly due to: 16.2 billion units from the new business combination in the Philippines, and growth in Indonesia, Korea and Pakistan, partially offset by a decline in Japan, reflecting the payback of distributor inventory build-up in the second quarter of 2010 in anticipation of increased trade and consumer purchases ahead of the significant October 1, 2010, tax increase. Shipment volume of Marlboro was essentially flat, due to strong growth in Korea and the Philippines, offset by the aforementioned inventory payback in Japan.

In Indonesia, the total cigarette market was up by an estimated 3.9%. Our shipment volume increased by 3.1%. Market share was down by 0.2 points to 29.0%, mainly due to price sensitivity as premium priced A Mild transitioned through a rounded retail price point, partially offset by growth from mid-price U Mild.

In Japan, the total cigarette market increased by 27.3%, reflecting trade inventory movements in anticipation of consumer purchases ahead of the announced October 1, 2010, tax-driven price increase. Our shipment volume was down by 24.4%, due to the payback of distributor inventory build-up in the second quarter of 2010. Our market share of 24.0% was essentially flat. Marlboro’s share increased to a record 11.0%, up by 0.4 points, supported by the February and July 2010 national roll-out of Marlboro Black Gold and Marlboro Ice Blast. Market share of Lark was down by 0.2 points to 6.4% and the Philip Morris brand was unchanged at 2.3%.

In Korea, our shipment volume increased by 9.7%, driven by market share increases. Our market share reached 17.0%, up by a strong 2.4 points, driven by Marlboro and Parliament, up by 0.9 and 1.2 share points, respectively, and Virginia Slims, up by 0.3 share points.

On February 25, 2010, Philip Morris Philippines Manufacturing Inc. combined with Fortune Tobacco Corporation to form a new company called PMFTC. As a result of this business combination, our shipments in the Philippines were up by over 100%, and market share was an estimated 93.4%. Excluding the favorable impact of this new business combination of 16.2 billion units, cigarette shipments of our brands in the Philippines increased by 8.7%, fueled by the growth of Marlboro and the Philip Morris brand.

Latin America & Canada. Net revenues, which include excise taxes billed to customers, increased $180 million (9.5%). Excluding excise taxes, net revenues increased $48 million (6.9%) to $746 million. This increase was due to:

—	net price increases ($49 million) and

—	favorable currency ($26 million), partially offset by

—	lower volume/mix ($27 million).

Operating companies income increased $18 million (8.0%). This increase was primarily due to:

—	net price increases ($49 million) and

—	favorable currency ($15 million), partially offset by

—	lower volume/mix ($22 million),

—	higher manufacturing costs ($17 million) and

—	higher marketing, administration and research costs ($5 million).

Our cigarette shipment volume declined by 1.7%, driven mainly by declines in Brazil and Colombia, partly offset by growth in Argentina, Canada and Mexico. Shipment volume of Marlboro grew by 0.8%, mainly due to growth in Mexico.

In Argentina, the total cigarette market was slightly down by 0.3%. Our cigarette shipment volume increased by 2.0%, and market share increased by 1.8 points to a record 75.1%, fueled by Marlboro, up by 0.4 share points to 23.9%, and the Philip Morris brand, up by 1.9 share points to 38.3%.

In Canada, the total tax-paid cigarette market was up by 4.2%, mainly reflecting government enforcement measures to reduce contraband sales since mid-2009. Although our cigarette shipment volume increased by 1.5%, market share declined by 0.9 points to 33.0%, with gains from premium price Belmont, up by 0.1 share point, and low price brands Next and Quebec Classique, up by 3.1 and 0.8 share points, respectively. These were offset by mid-price Number 7 and Canadian Classics, and low-price Accord, down by 1.2, 1.5 and 1.2 share points, respectively.

In Mexico, the total cigarette market was down by 0.6%. Our cigarette shipment volume increased by 1.2%, and market share grew by 1.2 points to 70.6%, fueled by Marlboro, up by 1.3 share points to 49.7%.

Financial Review

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $7.9 billion during the first nine months of 2010 increased $1.4 billion from the comparable 2009 period. The increase was due primarily to higher net earnings ($720 million, which includes a non-cash charge of $135 million in 2009 related to the Colombian Investment and Cooperation Agreement and the non-cash benefit of $121 million related to tax items in 2010), favorable movements in working capital ($818 million) and lower contributions to pension plans ($198 million).

The favorable movements in working capital were due primarily to the following:

—

less cash used for accrued liabilities and other current assets ($286 million), due primarily to the timing of excise and value-added tax (VAT) payments, partially offset by the timing of interest payments on debt, as well as changes in the fair value of financial instruments;

—	more cash provided by accounts receivable ($245 million), primarily due to the timing of collections;

—	more cash provided by lower inventory levels ($143 million), primarily due to lower leaf purchases; and

—	more cash provided by income taxes ($118 million), largely due to the timing of payments.

The favorable cash flow impact from working capital is in line with our goal to generate an additional $750 million to $1 billion of operating cash flows from working capital over the three-year period of 2010 to 2012.

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

Net cash used in investing activities of $446 million during the first nine months of 2010 decreased $322 million from the comparable 2009 period due primarily to less cash spent to purchase businesses ($393 million), partially offset by lower cash proceeds from the settlement of derivatives designated as net investment hedges ($75 million). As discussed in Note 7. Acquisitions and Other Business Arrangements, our business combination in the Philippines is a non-cash transaction.

In the third quarter of 2010, we spent $41 million for the net assets and contractual relationships of our current leaf suppliers in Brazil. For further details, see Note 7. Acquisitions and Other Business Arrangements.

In September 2009, we acquired Swedish Match South Africa (Proprietary) Limited, for ZAR 1.93 billion (approximately $256 million based on exchange rates prevailing at the time of the acquisition), including acquired cash of $36 million. In February 2009, we purchased the Petterøes tobacco business for $209 million.

Net Cash Used in Financing Activities

During the first nine months of 2010, net cash used in financing activities was $5.5 billion, compared with net cash used in financing activities of $5.7 billion during the first nine months of 2009. During the first nine months of 2010, we used a total of $7.2 billion to repurchase our common stock, pay dividends, and repay debt. These uses were partially offset by proceeds from our debt offerings and short-term borrowings in 2010 of $1.8 billion. During the first nine months of 2009, we used a total of $8.6 billion to repurchase our common stock, pay dividends, and repay debt. These uses were partially offset by proceeds from our debt offerings in 2009 of $3.0 billion. For further details on our debt offerings, see Note 12. Indebtedness to our condensed consolidated financial statements.

Dividends paid in the first nine months of 2010 and 2009 were $3.3 billion and $3.2 billion, respectively. The increase reflects a higher dividend rate in 2010, partially offset by lower shares outstanding as a result of our share repurchase programs.

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

Credit Ratings – The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. At September 30, 2010, our debt ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook

Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Stable
Fitch	F1	A	Stable

Credit Facilities – On March 29, 2010, we entered into a new multi-year revolving credit facility in the amount of $2.5 billion, which expires on September 30, 2013. This revolving credit facility replaced our Euro 2.0 billion 5-year revolving credit facility, which was to expire on May 12, 2010, and our $1.0 billion 3-year revolving credit facility, which was to expire on December 4, 2010.

At September 30, 2010, our committed credit facilities were as follows (in billions of dollars):

Type	Committed Credit Facilities	Commercial Paper

3.5-year revolving credit, expiring September 30, 2013	$ 2.5

5-year revolving credit, expiring December 4, 2012	2.7

Total facilities	$ 5.2

Commercial paper outstanding		$ 0.1

At September 30, 2010, there were no borrowings under the committed credit facilities.

All banks participating in our committed revolving credit facilities are highly rated by the credit rating agencies. We are monitoring the credit quality of our banking group, and at this time we are not aware of any potential non-performing credit provider.

These facilities require us to maintain a ratio of consolidated EBITDA to consolidated interest expense of not less than 3.5 to 1.0 on a rolling twelve month basis. At September 30, 2010, our ratio calculated in accordance with the agreements was 13.6 to 1.0. These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require us to post collateral. We expect to continue to meet our covenants. The terms

“consolidated EBITDA” and “consolidated interest expense” are defined in the facilities previously filed with the Securities and Exchange Commission and include certain adjustments.

In addition to the committed credit facilities shown above, certain of our subsidiaries maintain short-term credit arrangements. These credit arrangements, which amounted to approximately $3.1 billion at September 30, 2010, are for the sole use of the subsidiaries. Borrowings under these arrangements amounted to $2.3 billion at September 30, 2010 and $312 million at December 31, 2009. The temporary increase in subsidiaries’ bank borrowings was driven by the timing of dividend repatriation.

Commercial Paper Facilities - We have two $6 billion commercial paper programs in place, one in the U.S. and one in Europe. At September 30, 2010 and December 31, 2009, we had $94 million and $1.4 billion, respectively, of commercial paper outstanding.

The $5.2 billion of committed revolving credit facilities are more than adequate to back-stop our commercial paper issuance needs. The existence of these facilities, coupled with our operating cash flows, will enable us to meet our liquidity requirements.

Debt – Our total debt was $17.4 billion at September 30, 2010 and $15.4 billion at December 31, 2009.

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

In March 2010, we renewed our Euro Medium Term Note Program under which we may from time to time issue unsecured notes. Under this program, which commenced in March 2009, we issued Euro 2.0 billion (approximately $2.6 billion) of notes in 2009. The Euro notes bear the following terms:

—	Euro 1.25 billion total principal due March 2012 at a fixed interest rate of 4.250%.

—	Euro 750 million total principal due March 2016 at a fixed interest rate of 5.750%.

In March 2009, we also issued CHF 500 million ($431 million) of 3.250% bonds, due in March 2013.

Guarantees – As discussed in Note 10. Contingencies to our condensed consolidated financial statements, at September 30, 2010, our third-party guarantees were $6 million, of which $2 million have no specific expiration dates. The remainder expires through 2014 with no guarantees expiring through September 30, 2011. We are required to perform under these guarantees in the event that a third party fails to make contractual payments. We do not have a liability on our condensed consolidated balance sheet at September 30, 2010, as the fair value of these guarantees is insignificant due to the fact that the probability of future payment under these guarantees is remote.

Under the terms of the Distribution Agreement between Altria and us, liabilities concerning tobacco products will be allocated based in substantial part on the manufacturer. We will indemnify Altria and PM USA for liabilities related to tobacco products manufactured by us or contract manufactured for us by PM USA, and PM USA will indemnify us for liabilities related to tobacco products manufactured by PM USA, excluding tobacco products contract manufactured for us. We do not have a liability recorded on our balance sheet at September 30, 2010, as the fair value of this indemnification is insignificant since the probability of future payments under this indemnification is remote.

At September 30, 2010, we are also contingently liable for $4.0 billion of guarantees related to our own performance, consisting of the following:

—

$3.3 billion of guarantees of excise tax and import duties related primarily to the shipment of our products. In these agreements, a financial institution provides a guarantee of tax payments to the respective government agency. We then issue guarantees to the respective financial institution for the payment of the taxes. These are revolving facilities that are integral to the shipment of our products, and the underlying taxes payable are recorded on our condensed consolidated balance sheet.

—

$0.7 billion of other guarantees, consisting principally of guarantees of tax payments directly granted to respective government agencies and of guarantees of lines of credit for certain of our subsidiaries.

Although these guarantees of our own performance are frequently short-term in nature, they are expected to be replaced, upon expiration, with similar guarantees of similar amounts. These items have not had, and are not expected to have, a significant impact on our liquidity.

Equity and Dividends

As discussed in Note 3. Stock Plans to our condensed consolidated financial statements, during the nine months ended September 30, 2010, we granted 3.5 million shares of restricted stock and deferred stock awards at a weighted-average grant date fair value of $47.52. The restricted stock and deferred stock awards will not vest until the completion of the original restriction period, which is typically three years from the date of the original grant.

On May 1, 2008, we began a $13.0 billion two-year share repurchase program. On April 30, 2010, we completed this share repurchase program by purchasing, in total, 277.6 million shares for $13.0 billion.

On May 1, 2010, we began repurchasing shares under a new three-year $12 billion share repurchase program that was authorized by our Board of Directors in February 2010. From May 1, 2010 through September 30, 2010, we repurchased 37.3 million shares of our common stock at a cost of $1.9 billion under this new repurchase program. During the first nine months of 2010, our repurchases under both programs totaled 78.5 million shares at a cost of $3.9 billion. During the third quarter of 2010, we repurchased 20.7 million shares at a cost of $1.1 billion. In October 2010, we announced our intention to accelerate share repurchases in 2010 to an approximate total of $5.0 billion for the year.

Dividends paid in the first nine months of 2010 were $3.3 billion. During the third quarter of 2010, our Board of Directors approved a 10.3% increase in the quarterly dividend to $0.64 per common share. As a result, the present annualized dividend rate is $2.56 per common share.

Market Risk

Counterparty Risk - We predominantly work with financial institutions with strong short and long-term credit ratings as assigned by Standard & Poor’s and Moody’s. These banks are also part of a defined group of relationship banks. Non-investment grade institutions are only used in certain emerging markets to the extent required by local business needs. We have a conservative approach when it comes to choosing financial counterparties and financial instruments. As such we do not invest or hold investments in any structured or equity-linked products. The majority of our cash and cash equivalents are currently invested in bank deposits maturing within less than 30 days.

We continuously monitor and assess the credit worthiness of all our counterparties.

Derivative Financial Instruments - We operate in markets outside of the United States, with manufacturing and sales facilities in various locations throughout the world. Consequently, we use certain financial instruments to manage our foreign currency exposure. We use derivative financial instruments principally to reduce our exposure to market risks resulting from fluctuations in foreign exchange rates by creating offsetting exposures. We are not a party to leveraged derivatives and, by policy, do not use derivative financial instruments for speculative purposes.

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

During the first half of 2010, the European Court of Justice ruled against several EU Member States (Austria, France, Ireland and Italy) that had enacted laws establishing a minimum retail selling price for cigarettes and, in some cases, other tobacco products on the grounds that such systems infringe on EU law. As a result, Austria and France have abolished their minimum retail selling price systems. These developments could adversely impact excise tax levels and widen price gaps in those markets as well as adversely affect our business.

Our business faces significant governmental action aimed at increasing regulatory requirements with the goal of preventing the use of tobacco products.

Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volume in many of our markets, and we expect that such factors will continue to reduce consumption levels and will increase downtrading and the risk of counterfeiting, contraband and cross-border purchases. Significant regulatory developments will take place over the next few years in most of our markets, driven principally by the World Health Organization’s Framework Convention on Tobacco Control (“FCTC”). The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation. The FCTC has led to increased efforts by tobacco control advocates and public health organizations to reduce the palatability and attractiveness of tobacco products to adult smokers. Regulatory initiatives that have been proposed, introduced or enacted include:

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

In periods of economic uncertainty, consumers may tend to purchase lower price brands, and the volume of our premium price and mid-price brands and our profitability could suffer accordingly.

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

Because we are a U.S. holding company, our most significant source of funds is distributions from our non-U.S. subsidiaries. Under current U.S. tax law, in general we do not pay U.S. taxes on our foreign earnings until they are repatriated to the U.S. as distributions from our non-U.S. subsidiaries. These distributions may result in a residual U.S. tax cost. It may be advantageous to us in certain circumstances to significantly increase the amount of such distributions, which could result in a material increase in our overall effective tax rate. Additionally, the Obama Administration has indicated that it favors changes in U.S. tax law that would fundamentally change how our earnings are taxed in the U.S. If enacted and depending upon its precise terms, such legislation could increase our overall effective tax rate.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Our share repurchase activity for each of the three months in the quarter ended September 30, 2010 was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2010 – July 31, 2010 (1)	3,050,100	$49.18	19,659,573	$11,085,298,579

August 1, 2010 – August 31, 2010 (1)	7,992,574	$51.86	27,652,147	$10,670,822,544

September 1, 2010 – September 30, 2010 (1)	9,682,100	$55.33	37,334,247	$10,135,085,446

Pursuant to Publicly Announced Plans or Programs	20,724,774	$53.09

July 1, 2010 – July 31, 2010 (3)	-	$ -

August 1, 2010 – August 31, 2010 (3)	5,822	$51.36

September 1, 2010 – September 30, 2010 (3)	1,657	$51.40

For the Quarter Ended September 30, 2010	20,732,253	$53.09

(1)

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

10.1

Time Sharing Agreement between PMI Global Services Inc. and Louis C. Camilleri dated August 18, 2010 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 19, 2010).

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

November 5, 2010