Form 10-K
period 2010-12-31
Philip Morris International Inc.
filed 2011-02-25
CIK 1413329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33708

PHILIP MORRIS INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Virginia	13-3435103
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

917-663-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	New York Stock Exchange
5.625% Notes due 2011	New York Stock Exchange
4.875% Notes due 2013	New York Stock Exchange
6.875% Notes due 2014	New York Stock Exchange
5.875% Notes due 2015	New York Stock Exchange
5.650% Notes due 2018	New York Stock Exchange
4.500% Notes due 2020	New York Stock Exchange
6.375% Notes due 2038	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $84 billion based on the closing sale price of the common stock as reported on the New York Stock Exchange.

Class	Outstanding at January 31, 2011
Common Stock, no par value	1,797,131,522 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant’s annual report to shareholders for the year ended December 31, 2010 (the “2010 Annual Report”)	Parts I, II, and IV

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders to be held on May 11, 2011, to be filed with the Securities and Exchange Commission (“SEC”) on or about April 1, 2011	Part III

In this report, “PMI,” “we,” “us” and “our” refers to Philip Morris International Inc. and subsidiaries.

PART I

Item 1.	Business.

(a) General Development of Business

General

Philip Morris International Inc. is a Virginia holding company incorporated in 1987. Our subsidiaries and affiliates and their licensees are engaged in the manufacture and sale of cigarettes and other tobacco products in markets outside of the United States of America. Our products are sold in approximately 180 countries and, in many of these countries, they hold the number one or number two market share position. We have a wide range of premium, mid-price and low-price brands. Our portfolio comprises both international and local brands.

Our portfolio of international and local brands is led by Marlboro, the world’s best selling international cigarette, which accounted for approximately 33% of our total 2010 shipment volume. Marlboro is complemented in the premium-price category by Merit, Parliament and Virginia Slims. Our leading mid-price brands are L&M and Chesterfield. Other leading international brands include Bond Street, Lark, Muratti, Next, Philip Morris and Red & White.

We also own a number of important local brands, such as Sampoerna A, Dji Sam Soe and Sampoerna Hijau in Indonesia, Fortune, Champion and Hope in the Philippines, Diana in Italy, Optima and Apollo-Soyuz in Russia, Morven Gold in Pakistan, Boston in Colombia, Belmont, Canadian Classics and Number 7 in Canada, Best and Classic in Serbia, f6 in Germany, Delicados in Mexico, Assos in Greece and Petra in the Czech Republic and Slovakia. While there are a number of markets where local brands remain important, international brands are expanding their share in numerous markets. With international brands contributing approximately 70% of our shipment volume in 2010, we are well positioned to continue to benefit from this trend.

Separation from Altria Group, Inc.

We were a wholly owned subsidiary of Altria Group, Inc. (“Altria”) until the distribution of all of our shares owned by Altria (the “Spin-off”), was made on March 28, 2008 (the “Distribution Date”).

Acquisitions and Other Business Arrangements

One element of our growth strategy is to strengthen our brand portfolio and/or expand our geographic reach through an active program of selective acquisitions and the development of strategic business relationships. We are constantly evaluating potential acquisition opportunities and strategic projects. From time to time we may engage in confidential negotiations that are not publicly announced unless and until those negotiations result in a definitive agreement. During 2010, 2009 and 2008, we have expanded our business with the following transactions:

2010:

In February 2010, our affiliate, Philip Morris Philippines Manufacturing Inc. (“PMPMI”), and Fortune Tobacco Corporation (“FTC”) combined their respective business activities by transferring selected assets and liabilities of PMPMI and FTC to a new company called PMFTC Inc. (“PMFTC”). PMPMI and FTC hold equal economic interests in PMFTC, while we manage the day-to-day operations of PMFTC and have a majority of its Board of Directors. The establishment of PMFTC permits both parties to benefit from their respective, complementary brand portfolios, as well as cost synergies from the resulting integration of manufacturing, distribution and procurement, and the further development and advancement of tobacco growing in the Philippines.

In June 2010, we announced that our affiliate, Philip Morris Brasil Industria e Comercio Ltda. (“PMB”), will begin directly sourcing tobacco leaf from approximately 17,000 tobacco farmers in Southern Brazil. This initiative enhances PMI’s direct involvement in the supply chain and is expected to provide approximately 10% of PMI’s global leaf requirements. The vertically integrated structure was made possible following separate agreements with two current leaf suppliers in Brazil, Alliance One Brasil Exportadora de Tabacos Ltda. (“AOB”) and Universal Leaf Tabacos Ltda. (“ULT”). These agreements resulted in AOB assigning approximately 9,000 contracts with tobacco farmers to PMB and ULT assigning approximately 8,000 contracts with tobacco farmers to PMB. As a result, PMB offered employment to more than 200 employees, most of them agronomy specialists, and acquired related assets in Southern Brazil. The purchase price for the net assets and the contractual relationships was $83 million.

2009:

In September 2009, we acquired Swedish Match South Africa (Proprietary) Limited, for ZAR 1.93 billion (approximately $256 million based on exchange rates prevailing at the time of the acquisition), including acquired cash.

In February 2009, we purchased the Petterøes tobacco business for $209 million, which includes fine-cut trademarks primarily sold in Norway and Sweden.

In February 2009, we also entered into an agreement with Swedish Match AB (“SWMA”) to establish an exclusive joint venture to commercialize Swedish style snus and other smoke-free tobacco products worldwide, outside of Scandinavia and the United States. We and SWMA licensed an agreed list of trademarks and intellectual property exclusively to the joint venture. The joint venture started operations on April 1, 2009.

2008:

In October 2008, we completed the acquisition of Rothmans Inc. (“Rothmans”), which is located in Canada, for CAD 2.0 billion (approximately $1.9 billion based on exchange rates prevailing at the time of the acquisition). Prior to our acquisition, Rothmans’ sole holding was a 60% interest in Rothmans, Benson & Hedges Inc. (“RBH”). The remaining 40% interest in RBH was owned by us.

In June 2008, we purchased the fine cut trademark Interval and certain other trademarks in the other tobacco products category (“OTP”) from Imperial Tobacco Group PLC for $407 million.

Other:

Effective January 1, 2011, we established a new business structure with Vietnam National Tobacco Corporation (“Vinataba”) in Vietnam. Under the terms of the agreement, we will further develop our existing joint venture with Vinataba through the licensing of Marlboro and the establishment of a PMI-controlled branch for the business building of our brands. The Vietnamese cigarette market is the fourteenth largest in the world, excluding the USA, with an estimated 2010 volume of 77 billion cigarettes.

Source of Funds — Dividends

We are a legal entity separate and distinct from our direct and indirect subsidiaries. Accordingly, our right, and thus the right of our creditors and stockholders, to participate in any distribution of the assets or earnings of any subsidiary is subject to the prior claims of creditors of such subsidiary, except to the extent that claims of our company itself as a creditor may be recognized. As a holding company, our principal sources of funds, including funds to make payment on our debt securities, are from the receipt of dividends and repayment of debt from our subsidiaries. Our principal wholly owned and majority-owned subsidiaries currently are not limited by long-term debt or other agreements in their ability to pay cash dividends or to make other distributions with respect to their common stock.

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

•

The Eastern Europe, Middle East & Africa (“EEMA”) Region is also headquartered in Lausanne and covers the Balkans (including Slovenia, Bulgaria and Romania), the former Soviet Union (excluding Estonia, Latvia and Lithuania), Mongolia, Turkey, the Middle East and Africa and our international duty free business.

•	The Asia Region is headquartered in Hong Kong and covers all other Asian countries as well as Australia, New Zealand, and the Pacific Islands.

•	The Latin America & Canada Region is headquartered in New York and covers the South American continent, Central America, Mexico, the Caribbean and Canada.

Net revenues and operating companies income* (together with a reconciliation to operating income) attributable to each such segment for each of the last three years are set forth in Note 12. Segment Reporting to our consolidated financial statements, which is incorporated herein by reference to the 2010 Annual Report. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of our operating results by business segment.

The relative percentages of operating companies income attributable to each reportable segment were as follows:

	2010	2009	2008
European Union	37.6%	43.9%	45.4%
Eastern Europe, Middle East & Africa	27.5	25.9	29.9
Asia	26.6	23.7	19.7
Latin America & Canada	8.3	6.5	5.0

	100.0%	100.0%	100.0%

*	Our management evaluates segment performance and allocates resources based on operating companies income, which we define as operating income before general corporate expenses and amortization of intangibles. The accounting policies of the segments are the same as those described in Note 2. Summary of Significant Accounting Policies to our consolidated financial statements and are incorporated herein by reference to the 2010 Annual Report.

We use the term net revenues to refer to our operating revenues from the sale of our products, net of sales and promotion incentives. Our net revenues and operating income are affected by various factors, including the volume of products we sell, the price of our products, changes in currency exchange rates and the mix of products we sell. Mix is a term used to refer to the proportionate value of premium-price brands to mid-price or low-price brands in any given market (product mix). Mix can also refer to the proportion of volume in more profitable markets versus volume in less profitable markets (geographic mix). We often collect excise taxes from our customers and then remit them to local governments, and, in those circumstances, we include excise taxes in our net revenues and excise taxes on products. Our cost of sales consists principally of tobacco leaf, non-tobacco raw materials, labor and manufacturing costs.

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

Our total cigarette shipments increased 4.1% in 2010 to 899.9 billion units. We estimate that international cigarette market shipments were approximately 5.6 trillion units in 2010, a 0.1% increase over 2009. We estimate that our reported share of the international cigarette market (which is defined as worldwide cigarette volume excluding the United States) was approximately 16.0%, 15.4%, and 15.7% in 2010, 2009 and 2008, respectively. Including the business combination with FTC on a pro-forma basis, our total share of the international cigarette market was 16.2% and 16.5% in 2010 and 2009, respectively.

Excluding the People’s Republic of China (“PRC”), we estimate that our reported share of the international cigarette market was approximately 27.6%, 25.9%, and 25.8% in 2010, 2009 and 2008, respectively. Including the business combination with FTC on a pro-forma basis, our total share of the international cigarette market, excluding the PRC, was 27.9% and 27.7% in 2010 and 2009, respectively.

Shipments of our principal brand, Marlboro, decreased 1.5% in 2010, and represented approximately 9.1% of the international cigarette market, excluding the PRC, in 2010, 9.0% in 2009 and 9.1% in 2008.

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

Distribution and Sales

The distribution and sales strategy for our products is tailored to the characteristics of each market, including retailer needs and capabilities, the wholesale infrastructure, our competitive position, costs and the regulatory framework. Our goal is to achieve speed, efficiency and widespread availability of our products, while contributing to the success of our direct and indirect trade partners. The four main types of distribution that we use across the globe, often simultaneously in a given market, are:

•	Direct Sales and Distribution (“DSD”), where we have set up our own distribution directly to retailers.

•	Distribution through single independent distributors who are responsible for distribution in a single market.

•	Exclusive Zonified Distribution (“EZD”), where distributors have an exclusive territory within a market to enable them to obtain a suitable return on their investment.

•	Distribution through wholesalers, where we supply either national or regional wholesalers that then service the retail trade.

In many countries we also directly service key accounts, including gas stations, retail chains and supermarkets.

Our distribution and sales systems are supported by sales forces that total approximately 16,400 employees worldwide. Our sales forces are well trained and recognized by trade surveys for their professionalism. They have over time developed a long lasting relationship with the wholesale and retail trade, thus providing us with a superior presence at the point of sale, reflecting our leading market share position in many markets. In addition, our consumer engagement teams work together with the sales forces to engage adult smokers in promotional activities and to support new product launches.

Our products are marketed and promoted through various media and channels, including, where permitted by law, point of sale communications, brand events, access-restricted Web sites, print, new digital technologies and direct communication to verified adult smokers. Our direct communication with verified adult smokers utilizes mail, email and other electronic communication tools. Promotional activities include, where permitted by law, competitions, invitation to events, interactive programs, consumer premiums and price promotions. To support advertising and promotional activities in the markets, we have a dedicated consumer engagement group that develops innovative engagement tools based on the latest technologies and consumer trends.

Competition

We are subject to highly competitive conditions in all aspects of our business. We compete primarily on the basis of product quality, brand recognition, brand loyalty, taste, innovation, packaging, service, marketing, advertising and price. Our competitors include three large international tobacco companies and several regional and local tobacco companies and, in some instances, state-owned tobacco enterprises, principally in China, Egypt, Thailand, Taiwan, Vietnam and Algeria. Industry consolidation and privatizations of state-owned enterprises have led to an overall increase in competitive pressures. Some competitors have different profit and volume objectives, and some international competitors are less susceptible to changes in currency exchange rates. We compete predominantly with American type blended cigarettes, such as Marlboro, L&M and Chesterfield, which are the most popular across many of our markets. We seek to compete in all profitable price segments.

Procurement and Raw Materials

We purchase tobacco leaf of various grades and styles throughout the world, the majority through independent tobacco suppliers. We also contract directly with farmers in several countries including the United States, Argentina, Brazil, Mexico, Indonesia, Ecuador, Dominican Republic, Poland, Colombia, the Philippines and Pakistan.

As discussed above, in June 2010, we announced that our affiliate, PMB, will begin directly sourcing tobacco leaf from tobacco farmers in Southern Brazil. This initiative enhances PMI’s direct involvement in the supply chain and is expected to provide approximately 10% of PMI’s global leaf requirements.

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

In addition to tobacco leaf, we purchase a wide variety of other non-tobacco materials from a total of approximately 400 suppliers. Our top 10 suppliers of non-tobacco materials combined represent more than 45% of our total non-tobacco material purchases. The three most significant non-tobacco materials that we purchase are printed paper board used in packaging, acetate tow used in filter making and fine paper used in cigarette manufacturing. In addition, the supply of cloves is of particular importance to our Indonesian business.

Business Environment

Information called for by this Item is hereby incorporated by reference to the paragraphs captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operating Results by Business Segment–Business Environment” on pages 24 to 32 of the 2010 Annual Report and made a part hereof.

Other Matters

Customers

None of our business segments is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on our consolidated results of operations.

Employees

As of December 31, 2010, we employed approximately 78,300 people worldwide, including employees under temporary contracts and hourly paid part-time staff. Our businesses are subject to a number of laws and regulations relating to our relationship with our employees. Generally, these laws and regulations are specific to the location of each business. In addition, in accordance with European

Union requirements, we have established a European Works Council composed of management and elected members of our workforce. We believe that our relations with our employees and their representative organizations are excellent.

Executive Officers of the Registrant

The disclosure regarding executive officers is set forth under the heading “Executive Officers as of February 25, 2011” in Item 10 of Part III of this Form 10-K and is incorporated herein by reference.

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

Finally, working through biotechnology partners, we are conducting research and development on technology platforms that can potentially lead to the development of alternative uses of tobacco.

The research and development expense for the years ended December 31, 2010, 2009 and 2008 is set forth in Note 14. Additional Information to our consolidated financial statements, which is incorporated herein by reference to the 2010 Annual Report.

Intellectual Property

Our trademarks are valuable assets and their protection and their reputation are essential to us. We own the trademark rights to all of our principal brands, including Marlboro, or have the right to use them in all countries where we use them.

In addition, we own more than 2,200 patents worldwide, and our patent portfolio, as a whole, is material to our business; however, no one patent or group of related patents is material to us. We also have proprietary secrets, technology, know-how, processes and other intellectual property rights that are not registered.

Effective January 1, 2008, PMI entered into an Intellectual Property Agreement with Philip Morris USA Inc. (“PM USA”). The Intellectual Property Agreement governs the ownership of intellectual property between PMI and PM USA. Ownership of the jointly funded intellectual property has been allocated as follows:

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

The Intellectual Property Agreement contains provisions concerning intellectual property that is independently developed by us or PM USA following the Distribution Date. For the first two years following the Distribution Date, if we or PM USA independently developed new intellectual property that satisfied certain conditions and was incorporated into a new product or included in a patent application, the new intellectual property will be subject to the geographic allocation described above. For ten years following the Distribution Date, independently developed intellectual property may be subject to rights under certain circumstances that would allow either us or PM USA a priority position to obtain the rights to the new intellectual property from the other party, with the price and other terms to be negotiated.

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

Environmental Regulation

We are subject to applicable international, national and local environmental laws and regulations in the countries in which we do business. We have specific programs across our business units designed to meet applicable environmental compliance requirements and reduce wastage as well as water and energy consumption. We have developed and implemented a consistent environmental and occupational health and safety (“EHS”) management system, which involves policies, standard practices and procedures at all our manufacturing centers. We also conduct regular safety assessments at our offices, warehouses and car fleet organizations. Furthermore, we have engaged an external certification body to validate the effectiveness of our EHS management system at all our manufacturing centers around the world, in accordance with internationally recognized standards. Our subsidiaries expect to continue to make investments in order to drive improved performance and maintain compliance with environmental laws and regulations. We assess and report the compliance status of all our legal entities on a regular basis. Based on the management and controls we have in place, environmental expenditures have not had, and are not expected to have a material adverse effect on our consolidated results of operations, capital expenditures, financial position, earnings or competitive position.

(d) Financial Information About Geographic Areas

The amounts of net revenues and long-lived assets attributable to each of our geographic segments for each of the last three fiscal years are set forth in Note 12. Segment Reporting to our consolidated financial statements, which is incorporated herein by reference to the 2010 Annual Report.

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

We make available free of charge on or through our Web site (www.pmi.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Investors can access our filings with the SEC by visiting www.pmi.com.

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

Tax regimes, including excise taxes, sales taxes and import duties, can disproportionately affect the retail price of manufactured cigarettes versus other tobacco products, or disproportionately affect the relative retail price of our manufactured cigarette brands versus cigarette brands manufactured by certain of our competitors. Because our portfolio is weighted toward the premium-price manufactured cigarette category, tax regimes based on sales price can place us at a competitive disadvantage in certain markets. As a result, our volume and profitability may be adversely affected in these markets.

Increases in cigarette taxes are expected to continue to have an adverse impact on our sales of cigarettes, due to resulting lower consumption levels, a shift in sales from manufactured cigarettes to other tobacco products and from the premium-price to the mid-price or low-price cigarette categories, where we may be under-represented, from local sales to legal cross-border purchases of lower price products or to illicit products such as contraband and counterfeit.

The elimination of minimum retail selling price systems in the European Union may adversely affect our business.

During the first half of 2010, the European Court of Justice ruled against several EU Member States (Austria, France, Ireland and Italy) that had enacted laws establishing a minimum retail selling price for cigarettes and, in some cases, other tobacco products on the grounds that such systems infringe on EU law. As a result, Austria and France have abolished their minimum retail selling price systems. These developments could adversely impact excise tax levels and widen price gaps in those markets, which may adversely affect our business.

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

Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volume in many of our markets, and we expect that such factors will continue to reduce consumption levels and will increase downtrading and the risk of counterfeiting, contraband and cross-border purchases. Significant regulatory developments will take place over the next few years in most of our markets, driven principally by the World Health Organization’s Framework Convention on Tobacco Control (“FCTC”). The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation. The FCTC has led to increased efforts by tobacco control advocates and public health organizations to reduce the palatability and attractiveness of tobacco products to adult smokers. Regulatory initiatives that have been proposed, introduced or enacted include:

•	the levying of substantial and increasing tax and duty charges;

•	restrictions or bans on advertising, marketing and sponsorship;

•	the display of larger health warnings, graphic health warnings and other labeling requirements;

•	restrictions on packaging design, including the use of colors, and plain packaging;

•	restrictions or bans on the display of tobacco product packaging at the point of sale and restrictions or bans on cigarette vending machines;

•	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents;

•	disclosure restrictions, or bans of tobacco product ingredients;

•	increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;

•	elimination of duty free allowances for travelers; and

•	encouraging litigation against tobacco companies.

Our operating income could be significantly affected by regulatory initiatives resulting in a significant decrease in demand for our brands, in particular requirements that lead to a commoditization of tobacco products as well as any significant increase in the cost of complying with new regulatory requirements.

Litigation related to cigarette smoking and exposure to environmental tobacco smoke (“ETS”) could substantially reduce our profitability and could severely impair our liquidity.

There is litigation related to tobacco products pending in certain jurisdictions. Damages claimed in some of the tobacco-related litigation are significant and, in certain cases in Brazil, Canada, Israel and

Nigeria range into the billions of dollars. We anticipate that new cases will continue to be filed. The FCTC encourages litigation against tobacco product manufacturers. It is possible that our consolidated results of operations, cash flows or financial position could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. Please see Item 3. Legal Proceedings of this Form 10-K for a discussion of tobacco-related litigation.

We face intense competition, and our failure to compete effectively could have a material adverse effect on our profitability and results of operations.

We compete primarily on the basis of product quality, brand recognition, brand loyalty, taste, innovation, packaging, service, marketing, advertising and price. We are subject to highly competitive conditions in all aspects of our business. The competitive environment and our competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors’ introduction of low-price products or innovative products, higher cigarette taxes, higher absolute prices and larger gaps between price categories, and product regulation that diminishes the ability to differentiate tobacco products. Competitors include three large international tobacco companies and several regional and local tobacco companies and, in some instances, state-owned tobacco enterprises, principally in China, Egypt, Thailand, Taiwan, Vietnam and Algeria. Industry consolidation and privatizations of state-owned enterprises have led to an overall increase in competitive pressures. Some competitors have different profit and volume objectives and some international competitors are less susceptible to changes in currency exchange rates.

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

In addition, despite our high ethical standards and rigorous control and compliance procedures aimed at preventing and detecting unlawful conduct, given the breadth and scope of our international operations, we may not be able to detect all potential improper or unlawful conduct by our employees and international partners.

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

In periods of economic uncertainty, consumers may tend to purchase lower price brands, and the volume of our premium-price and mid-price brands and our profitability could suffer accordingly.

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

We may be unsuccessful in our attempts to produce products with the potential to reduce the risk of smoking-related diseases.

We continue to seek ways to develop commercially viable new product technologies that may reduce the risk of smoking. Our goal is to develop products whose potential for risk reduction can be substantiated and meet adult smokers’ taste expectations. We may not succeed in these efforts. If we do not succeed, but others do, we may be at a competitive disadvantage. Further, we cannot predict whether regulators will permit the marketing of tobacco products with claims of reduced risk to consumers, which could significantly undermine the commercial viability of these products.

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

Government mandated prices, production control programs, shifts in crops driven by economic conditions and the impacts of climate change may increase the cost or reduce the quality of the tobacco and other agricultural products used to manufacture our products.

As with other agricultural commodities, the price of tobacco leaf and cloves can be influenced by imbalances in supply and demand, and crop quality can be influenced by variations in weather patterns, including those caused by climate change. Tobacco production in certain countries is subject to a variety of controls, including government mandated prices and production control programs. Changes in the patterns of demand for agricultural products could cause farmers to plant less tobacco. Any significant change in tobacco leaf and clove prices, quality and quantity could affect our profitability and our business.

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

As of December 31, 2010, we operated and owned 54 manufacturing facilities, operated two leased manufacturing facilities, one in Korea and one in Mexico, and maintained contract manufacturing relationships with 21 third-party manufacturers across 24 markets. In addition, we work with 38 third-party operators in Indonesia who manufacture our hand-rolled cigarettes.

PMI Owned Manufacturing Facilities

	EU	EEMA	Asia	Latin America & Canada	TOTAL
Fully integrated	9	8	10	9	36
Make-pack	—	—	3	4	7
Other	2	1	2	6	11

Total	11	9	15	19	54

In 2010, 27 of our facilities each manufactured over 10 billion cigarettes, of which 8 facilities each produced over 30 billion units. Our largest factories are in Bergen-op-Zoom (Holland), Izhora (Russia), Berlin (Germany), Marikina and Batangas (Philippines), Krakow (Poland), Izmir (Turkey), Kharkiv (Ukraine), Neuchatel (Switzerland) and Kutna Hora (Czech Republic). Our smallest factories are mostly in Latin America and Asia, where due to tariff constraints we have established small manufacturing units in individual markets, several of which are make-pack operations. We will continue to optimize our manufacturing base, taking into consideration the evolution of trade blocks.

The plants and properties owned or leased and operated by our subsidiaries are maintained in good condition and are believed to be suitable and adequate for present needs.

Item 3.	Legal Proceedings.

Litigation—General

Legal proceedings covering a wide range of matters are pending or threatened against us, and/or our subsidiaries, and/or our indemnitees in various jurisdictions. Our indemnitees include distributors, licensees, and others that have been named as parties in certain cases and that we have agreed to defend, as well as pay costs and some or all of judgments, if any, that may be entered against them. Pursuant to the terms of the Distribution Agreement between Altria and PMI, PMI will indemnify Altria and PM USA for tobacco product claims based in substantial part on products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for tobacco product claims based in substantial part on products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Various types of claims are raised in these proceedings, including, among others, product liability, consumer protection, antitrust, employment and tax.

It is possible that there could be adverse developments in pending cases against us and our subsidiaries. An unfavorable outcome or settlement of pending tobacco-related litigation could encourage the commencement of additional litigation.

Damages claimed in some of the tobacco-related litigation are significant and, in certain cases in Brazil, Canada, Israel and Nigeria range into the billions of dollars. The variability in pleadings in multiple jurisdictions, together with the actual experience of management in litigating claims, demonstrate that the monetary relief that may be specified in a lawsuit bears little relevance to the ultimate outcome. Much of the tobacco-related litigation is in its early stages and litigation is subject to uncertainty. However, as discussed below, we have to date been largely successful in defending tobacco-related litigation.

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

The table below lists the number of tobacco-related cases pending against us and/or our subsidiaries or indemnitees as of February 15, 2011, December 31, 2009 and December 31, 2008:

Type of Case	Number of Cases Pending as of February 15, 2011	Number of Cases Pending as of December 31, 2009	Number of Cases Pending as of December 31, 2008
Individual Smoking and Health Cases	94	119	123
Smoking and Health Class Actions	11	9	5
Health Care Cost Recovery Actions	11	11	11
Lights Class Actions	2	3	3
Individual Lights Cases (small claims court)(1)	10	1,978	2,010
Public Civil Actions	6	11	11

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

Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 343(2) Smoking and Health, Lights, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Nine cases have had decisions in favor of plaintiffs. Five of these cases have subsequently reached final resolution in our favor, one has been annulled and returned to the trial court for further proceedings, and three remain on appeal. To date, we have paid total judgments including costs of approximately six thousand Euros. These payments were made in order to appeal three Italian small claims cases, two of which were subsequently reversed on appeal and one of which remains on appeal. To date, no tobacco-related case has been finally resolved in favor of a plaintiff against us, our subsidiaries or indemnitees.

(2)

Does not include the 1,952 Italian small claims courts cases discussed in footnote 1 and does not include 66 cases filed by this same plaintiffs’ attorney that were previously included in the above dismissed case count because they had been individually dismissed by the small claims courts. In future financial statements, the cases filed by this plaintiffs’ attorney will no longer be reported in the dismissed or pending case counts.

The table below lists the verdicts and post-trial developments in the three pending cases (excluding an individual case on appeal from an Italian small claims court) in which verdicts were returned in favor of plaintiffs:

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
September 2009	Brazil/Bernhardt	Individual Smoking and Health	The Civil Court of Rio de Janeiro found for plaintiff and ordered Philip Morris Brasil to pay R$13,000 (approximately $7,800) in moral damages.	Philip Morris Brasil filed its appeal against the decision on the merits with the Court of Appeals in November 2009. In February 2010, without addressing the merits, the Court of Appeals annulled the trial court’s decision remanding the case to the trial court to issue a new ruling, which must address certain compensatory damage claims made by the plaintiff that the trial court did not address in its original ruling. In July 2010, the trial court reinstated its original decision, while specifically rejecting the compensatory damages claim. Philip Morris Brasil has appealed this decision.

February 2004	Brazil/The Smoker Health Defense Association (“ADESF”)	Class Action	The Civil Court of São Paulo found defendants liable without hearing evidence. The court did not assess moral or actual damages, which were to be assessed in a second phase of the case. The size of the class was not defined in the ruling.	In April 2004, the court clarified its ruling, awarding “moral damages” of R$1,000 (approximately $600) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class still has not been estimated. Defendants appealed to the São Paulo Court of Appeals. In November 2008, the São Paulo Court of Appeals annulled the ruling,

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In addition, the defendants filed a constitutional appeal to the Federal Supreme Tribunal on the basis that the plaintiff did not have standing to bring the lawsuit. This appeal is still pending.

October 2003	Brazil/Da Silva	Individual Smoking and Health	The Court of Appeal of Rio Grande do Sul reversed the trial court ruling in favor of Philip Morris Brasil and awarded plaintiffs R$768,000 (approximately $460,000).	In December 2004, a larger panel of the Court of Appeal of Rio Grande do Sul overturned the adverse decision. Plaintiffs filed two separate appeals against this decision. The appeal to the Superior Court of Justice was finally rejected in May 2010. The second one to the Supreme Federal Tribunal is still pending.

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

As of February 15, 2011, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•

94 cases brought by individual plaintiffs in Argentina (42), Brazil (35), Canada (2), Chile (5), Greece (1), Italy (6), the Philippines (1), Scotland (1) and Turkey (1), compared with 119 such cases on December 31, 2009, and 123 cases on December 31, 2008; and

•	11 cases brought on behalf of classes of individual plaintiffs in Brazil (2), Bulgaria (1) and Canada (8), compared with 9 such cases on December 31, 2009, and 5 such cases on December 31, 2008.

In the first class action pending in Brazil, The Smoker Health Defense Association (“ADESF”) v. Souza Cruz, S.A. and Philip Morris Marketing, S.A., Nineteenth Lower Civil Court of the Central Courts of the Judiciary District of São Paulo, Brazil, filed July 25, 1995, our subsidiary and another member of the industry are defendants. The plaintiff, a consumer organization, is seeking damages for smokers and former smokers, and injunctive relief. In February 2004, the trial court found defendants liable without hearing evidence. The court did not assess moral or actual damages, which were to be assessed in a second phase of the case. The size of the class was not defined in the ruling. In April 2004, the court clarified its ruling, awarding “moral damages” of R$1,000 (approximately $600) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class still has not been estimated. Defendants appealed to the São Paulo Court of Appeals. In November 2008, the São Paulo Court of Appeals annulled the ruling finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. Our subsidiary filed its closing arguments in January 2011. In addition, the defendants filed a constitutional appeal to the Federal Supreme Tribunal on the basis that the plaintiff did not have standing to bring the lawsuit. This appeal is still pending.

In the second class action pending in Brazil, Public Prosecutor of São Paulo v. Philip Morris Brasil Industria e Comercio Ltda, Civil Court of the City of São Paulo, Brazil, filed August 6, 2007, our subsidiary is a defendant. The plaintiff, the Public Prosecutor of the State of São Paulo, is seeking (1) unspecified damages on behalf of all smokers nationwide, former smokers, and their relatives; (2) unspecified damages on behalf of people exposed to ETS nationwide, and their relatives; and (3) reimbursement of the health care costs allegedly incurred for the treatment of tobacco-related diseases by all Brazilian States and Municipalities, and the Federal District. In an interim ruling issued in December 2007, the trial court limited the scope of this claim to the State of São Paulo only. In December 2008, the Seventh Civil Court of São Paulo issued a decision declaring that it lacked jurisdiction because the case involved issues similar to the ADESF case discussed above and should be transferred to the Nineteenth Lower Civil Court in São Paulo where the ADESF case is pending. The court further stated that these cases should be consolidated for the purposes of judgment. Our subsidiary appealed this decision to the State of São Paulo Court of Appeals, which subsequently declared the case stayed pending the outcome of the appeal. In April 2010, the São Paulo Court of Appeals reversed the Seventh Civil Court’s decision that consolidated the cases, finding that they are based on different legal claims and are progressing at different stages of proceedings. This case was returned to the Seventh Civil Court of São Paulo, and our subsidiary filed its closing arguments in December 2010.

In the class action in Bulgaria, Yochkolovski v. Sofia BT AD, et al., Sofia City Court, Bulgaria, filed March 12, 2008, our subsidiaries and other members of the industry are defendants. The plaintiff brought a collective claim on behalf of classes of smokers who were allegedly misled by tar and nicotine yields printed on packages and on behalf of a class of minors who were allegedly misled by marketing. Plaintiff seeks damages for economic loss, pain and suffering, medical treatment, and withdrawal from the market of all cigarettes that allegedly do not comply with tar and nicotine labeling requirements. The trial court dismissed the youth marketing claims. This decision has been affirmed on appeal. The trial court also ordered plaintiff to provide additional evidence in support of the remaining claims as well as evidence of his capacity to represent the class and bear the costs of the proceedings. In November 2010, the trial court dismissed the case. Plaintiff appealed. In January 2011, plaintiff’s appeal was dismissed. Plaintiff has appealed to the Bulgarian Supreme Court. Our subsidiaries have never been served with the complaint.

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

In the third class action pending in Canada, Kunta v. Canadian Tobacco Manufacturers’ Council, et al., The Queen’s Bench, Winnipeg, Canada, filed June 12, 2009, we, our subsidiaries, and our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The plaintiff, an individual smoker, alleges her own addiction to tobacco products and chronic obstructive pulmonary disease (“COPD”), severe asthma, and mild reversible lung disease resulting from the use of tobacco products. She is seeking compensatory and unspecified punitive damages on behalf of a proposed class comprised of all smokers, their estates, dependents and family members, as well as restitution of profits, and reimbursement of government health care costs allegedly caused by tobacco products. In September 2009, plaintiff’s counsel informed defendants that he did not anticipate taking any action in this case while he pursues a multi-jurisdictional class action filed in Saskatchewan (see description of Adams, below).

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

In the fifth class action pending in Canada, Semple v. Canadian Tobacco Manufacturers’ Council, et al., The Supreme Court (trial court), Nova Scotia, Canada, filed June 18, 2009, we, our subsidiaries, and our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The plaintiff, an individual smoker, alleges his own addiction to tobacco products and COPD resulting from the use of tobacco products. He is seeking compensatory and unspecified punitive damages on behalf of a proposed class comprised of all smokers, their estates, dependents and family members, as well as restitution of profits, and reimbursement of government health care costs allegedly caused by tobacco products. No activity in this case is anticipated while plaintiff’s counsel pursues a multi-jurisdictional class action filed in Saskatchewan (see description of Adams, above).

In the sixth class action pending in Canada, Dorion v. Canadian Tobacco Manufacturers’ Council, et al., The Queen’s Bench, Alberta, Canada, filed June 15, 2009, we, our subsidiaries, and our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The plaintiff, an individual smoker, alleges her own addiction to tobacco products and chronic bronchitis and severe sinus infections resulting from the use of tobacco products. She is seeking compensatory and unspecified punitive damages on behalf of a proposed class comprised of all smokers, their estates, dependents and family members, restitution of profits, and reimbursement of government health care costs allegedly caused by tobacco products. To date, we, our subsidiaries, and our indemnitees have not been properly served with the complaint. No activity in this case is anticipated while plaintiff’s counsel pursues a multi-jurisdictional class action filed in Saskatchewan (see description of Adams, above).

In the seventh class action pending in Canada, McDermid v. Imperial Tobacco Canada Limited, et al., Supreme Court, British Columbia, Canada, filed June 25, 2010, we, our subsidiaries, and our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The plaintiff, an individual smoker, alleges his own addiction to tobacco products and heart disease resulting from the use of tobacco products. He is seeking compensatory and unspecified punitive damages on behalf of a proposed class comprised of all smokers who were alive on June 12, 2007, and who suffered from heart disease allegedly caused by smoking, their estates, dependents and family members, plus disgorgement of revenues earned by the defendants from January 1, 1954 to the date the claim was filed. Defendants have filed jurisdictional challenges on the grounds that this action should not proceed during the pendency of the Saskatchewan class action (see description of Adams, above).

In the eighth class action pending in Canada, Bourassa v. Imperial Tobacco Canada Limited, et al., Supreme Court, British Columbia, Canada, filed June 25, 2010, we, our subsidiaries, and our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The plaintiff, the heir to a deceased smoker, alleges that the decedent was addicted to tobacco products and suffered from emphysema resulting from the use of tobacco products. She is seeking compensatory and unspecified punitive damages on behalf of a proposed class comprised of all smokers who were alive on June 12, 2007, and who suffered from chronic respiratory diseases allegedly caused by smoking, their estates, dependents and family members, plus disgorgement of revenues earned by the defendants from January 1, 1954 to the date the claim was filed. Defendants have filed jurisdictional challenges on the grounds that this action should not proceed during the pendency of the Saskatchewan class action (see description of Adams, above).

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

As of February 15, 2011, there were 11 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Canada (4), Israel (1), Nigeria (5) and Spain (1), compared with 11 such cases on December 31, 2009, and 11 such cases on December 31, 2008.

In the first health care cost recovery case pending in Canada, Her Majesty the Queen in Right of British Columbia v. Imperial Tobacco Limited, et al., Supreme Court, British Columbia, Vancouver Registry, Canada, filed January 24, 2001, we, our subsidiaries, our indemnitee (PM USA), and other members of the industry are defendants. The plaintiff, the government of the province of British Columbia, brought a claim based upon legislation enacted by the province authorizing the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, resulting from a “tobacco related wrong.” The Supreme Court of Canada has held that the statute is constitutional. We and certain other non-Canadian defendants challenged the jurisdiction of the court. The court rejected the jurisdictional challenge, and pre-trial discovery is ongoing. The trial court also has granted plaintiff’s request that the target trial date of September 2011 be postponed indefinitely. Meanwhile, in December 2009, the British Columbia Court of Appeal ruled that the defendants could pursue a third-party claim against the government of Canada for negligently misrepresenting to defendants the efficacy of the low tar tobacco strain that the federal government developed and licensed to some of the defendants. In May 2010, the Supreme Court of Canada agreed to hear both the appeal of the Attorney General of Canada and the defendants’ cross-appeal from the British Columbia Court of Appeal decision. Oral arguments in that appeal are scheduled in late February 2011.

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

In the third health care cost recovery case filed in Canada, Her Majesty the Queen in Right of Ontario v. Rothmans Inc., et al., Ontario Superior Court of Justice, Toronto, Canada, filed September 29, 2009, we, our subsidiaries, our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The claim was filed by the government of the province of Ontario based on legislation enacted in the province. This legislation is similar to the laws introduced in British Columbia and New Brunswick that authorize the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” Preliminary motions are pending.

In the fourth health care cost recovery case filed in Canada, Attorney General of Newfoundland and Labrador v. Rothmans Inc., et al., Supreme Court of Newfoundland and Labrador, St. Johns, Canada, filed February 8, 2011, we, our subsidiaries, our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The claim was filed by the government of the province of Newfoundland and Labrador based on legislation enacted in the province that is similar to the laws introduced in British Columbia, New Brunswick and Ontario. The legislation authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” We, our subsidiary, and indemnitees have not yet been served with the statement of claim.

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

In the third case in Nigeria, The Attorney General of Gombe State v. British American Tobacco (Nigeria) Limited, et al., High Court of Gombe State, Gombe, Nigeria, filed May 18, 2007, our subsidiary and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. In July 2008, the court dismissed the case against all defendants based on the plaintiff’s failure to comply with various procedural requirements when filing and serving the complaint. The plaintiff did not appeal the dismissal. However, in October 2008, the plaintiff refiled its claim. In June 2010, the court ordered the plaintiff to amend the claim to properly name Philip Morris International Inc. as a defendant. Philip Morris International Inc. objected to plaintiff’s attempted service of amended process. In February 2011, the court granted, in part, our service objections, ruling that the plaintiff had not complied with the procedural steps necessary to serve us. As a result of this ruling, Philip Morris International Inc. is not currently a defendant in the case. Plaintiff may appeal the ruling or follow the procedural steps required to serve Philip Morris International Inc.

In the fourth case in Nigeria, The Attorney General of Oyo State, et al., v. British American Tobacco (Nigeria) Limited, et al., High Court of Oyo State, Ibadan, Nigeria, filed May 25, 2007, our subsidiary and other members of the industry are defendants. Plaintiffs seek reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. Our subsidiary challenged service as improper. In June 2010, the court ruled that plaintiffs did not have leave to serve the writ of summons on the defendants and that they must re-serve the writ. Our subsidiary has not yet been re-served.

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

In a series of proceedings in Spain, Junta de Andalucia, et al. v. Philip Morris Spain, et al., Court of First Instance, Madrid, Spain, the first of which was filed February 21, 2002, our subsidiary and other members of the industry were defendants. The plaintiffs sought reimbursement for the cost of treating certain of their citizens for various smoking-related illnesses. In May 2004, the first instance court dismissed the initial case, finding that the State was a necessary party to the claim, and thus, the claim must be filed in the Administrative Court. The plaintiffs appealed. In February 2006, the appellate court affirmed the lower court’s dismissal. The plaintiffs then filed notice that they intended to pursue their claim in the Administrative Court against the State. Because they were defendants in the original proceeding, our subsidiary and other members of the industry filed notices with the Administrative Court that they are interested parties in the case. In September 2007, the plaintiffs filed their complaint in the Administrative Court. In November 2007, the Administrative Court dismissed the claim based on a procedural issue. The plaintiffs asked the Administrative Court to reconsider its decision dismissing the case, and that request was rejected in a ruling rendered in February 2008. Plaintiffs appealed to the Supreme Court. The Supreme Court rejected plaintiffs’ appeal in November 2009, resulting in the final dismissal of the claim. However, plaintiffs have filed a second claim in the Administrative Court against the Ministry of Economy. This second claim seeks the same relief as the original claim, but relies on a different procedural posture. The Administrative Court has recognized our subsidiary as a party in this proceeding. Our subsidiary and other defendants have filed preliminary objections that have resulted in the stay of the term to file the answer. The court has not yet reviewed the preliminary objections.

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

As of February 15, 2011, there were a number of lights cases pending against our subsidiaries or indemnitees, as follows:

•	2 cases brought on behalf of various classes of individual plaintiffs (some overlapping) in Israel, compared with 3 such cases on December 31, 2009 and December 31, 2008; and

•

10 cases brought by individuals in the equivalent of small claims courts in Italy, where the maximum damages are approximately one thousand Euros per case, compared with 1,978 such cases on December 31, 2009, and 2,010 such cases on December 31, 2008.

In the first class action pending in Israel, El-Roy, et al. v. Philip Morris Incorporated, et al., District Court of Tel-Aviv/Jaffa, Israel, filed January 18, 2004, our subsidiary and our indemnitees (PM USA and our former importer Menache H. Eliachar Ltd.) are defendants. The plaintiffs filed a purported class action claiming that the class members were misled by the descriptor “lights” into believing that lights cigarettes are safer than full flavor cigarettes. The claim seeks recovery of the purchase price of lights cigarettes and compensation for distress for each class member. Hearings took place in November and December 2008 regarding whether the case meets the legal requirements necessary to allow it to proceed as a class action. The parties’ briefing on class certification, which was completed in January 2011 has been extended and is now expected to be completed by the end of February 2011.

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

As of February 15, 2011, there were 6 public civil actions pending against our subsidiaries in Argentina (1), Brazil (1), Colombia (3) and Venezuela (1), compared with 11 such cases on December 31, 2009 and December 31, 2008.

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

In the public civil action in Brazil, The Brazilian Association for the Defense of Consumer Health (“SAUDECON”) v. Philip Morris Brasil Industria e Comercio Ltda and Souza Cruz S.A., Civil Court of City of Porto Alegre, Brazil, filed November 3, 2008, our subsidiary is a defendant. The plaintiff, a consumer organization, is asking the court to establish a fund that will be used to provide treatment to smokers who claim to be addicted and who do not otherwise have access to smoking cessation treatment. Plaintiff requests that each defendant’s liability be determined according to its market share. In May 2009, the trial court dismissed the case on the merits. Plaintiff has appealed.

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

In the second public civil action in Colombia, Morales, et al. v. Productora Tabacalera de Colombia S.A. (“Protabaco”), et al., Administrative Court of Bogotá, Colombia, filed December 19, 2007, our subsidiaries, other members of the industry, and various government entities are defendants. Plaintiffs allege misleading advertising, product defect, failure to inform, and the targeting of minors in advertising and marketing. Plaintiffs seek various monetary relief including a percentage of the costs incurred by the state each year for treating tobacco-related illnesses to be paid to the Ministry of Social Protection (from the date of incorporation of Coltabaco). After this initial payment, plaintiffs seek a fixed annual contribution to the government. Plaintiffs also request that a statutory incentive award be paid to them for filing the claim. Our subsidiaries filed their answers in August 2008.

In the third public civil action in Colombia, Ibagué Public Prosecutor v. Republic of Colombia (Ministry of Social Protection), et al., Administrative Court of Ibagué, Colombia, filed August 11, 2009, our subsidiary is a defendant. Plaintiff alleges that the public’s collective right to health, safety and enjoyment of a safe environment has been violated. Plaintiff seeks (i) a ban on the sale of cigarettes; (ii) a ban on all cigarette advertising and promotion; (iii) the development of strategies to rehabilitate smoking addicts; and (iv) the implementation of a program designed to eradicate smoking in Colombia within a “reasonable” period of time. In November 2010, the trial court dismissed the case. Plaintiff has appealed. Our subsidiary has not yet been served with the complaint.

In the public civil action in Venezuela, Federation of Consumers and Users Associations (“FEVACU”), et al. v. National Assembly of Venezuela and the Venezuelan Ministry of Health, Constitutional Chamber of the Venezuelan Supreme Court, filed April 29, 2008, we were not named as a defendant, but the plaintiffs published a notice pursuant to court order, notifying all interested parties to appear in the case. In January 2009, our subsidiary appeared in the case in response to this notice. The plaintiffs purport to represent the right to health of the citizens of Venezuela and claim that the government failed to protect adequately its citizens’ right to health. The claim asks the court to order the government to enact stricter regulations on the manufacture and sale of tobacco products. In addition, the plaintiffs ask the court to order companies involved in the tobacco industry to allocate a percentage of their “sales or benefits” to establish a fund to pay for the health care costs of treating smoking-related diseases. In October 2008, the court ruled that plaintiffs have standing to file the claim and that the claim meets the threshold admissibility requirements.

Other Litigation

Other litigation includes an antitrust suit, a breach of contract action, and various tax and individual employment cases.

Antitrust: In the antitrust class action in Kansas, Smith v. Philip Morris Companies Inc., et al., District Court of Seward County, Kansas, filed February 7, 2000, we and other members of the industry are defendants. The plaintiff asserts that the defendant cigarette companies engaged in an international conspiracy to fix wholesale prices of cigarettes and sought certification of a class comprised of all persons in Kansas who were indirect purchasers of cigarettes from the defendants. The plaintiff claims unspecified economic damages resulting from the alleged price-fixing, trebling of those damages under the Kansas price-fixing statute and counsel fees. The trial court granted plaintiff’s motion for class certification. A court-ordered mediation was held in October 2010, prior to which we filed a summary judgment motion. No trial date has yet been set.

Breach of Contract: In the breach of contract action in Ontario, Canada, The Ontario Flue-Cured Tobacco Growers’ Marketing Board, et al. v. Rothmans, Benson & Hedges Inc., Superior Court of Justice, London, Ontario, Canada, filed November 5, 2009, our subsidiary is a defendant. Plaintiffs in this putative class action allege that our subsidiary breached contracts with the proposed class members (Ontario tobacco growers and their related associations) concerning the sale and purchase of flue-cured tobacco from January 1, 1986 to December 31, 1996. Plaintiffs allege that our subsidiary was required by the contracts to disclose to plaintiffs the quantity of tobacco included in cigarettes to be sold for duty free and export purposes (which it purchased at a lower price per pound than tobacco that was included in cigarettes to be sold in Canada), but failed to disclose that some of the cigarettes it designated as being for export and duty free purposes were ultimately sold in Canada. Our subsidiary has been served, but there is currently no deadline to respond to the statement of claim.

Tax: In Brazil, there are 104 tax cases involving Philip Morris Brasil S.A. relating to the payment of state tax on the sale and transfer of goods and services, federal social contributions, excise, social security and income tax, and other matters. Fifty of these cases are under administrative review by the relevant fiscal authorities and 54 are under judicial review by the courts.

Employment: Our subsidiaries, Philip Morris Brasil S.A. and Philip Morris Brasil Ltda, are defendants in various individual employment cases resulting, among other things, from the termination of employment in connection with the shut-down of one of our factories in Brazil.

Guarantees

At December 31, 2010, our third-party guarantees were $5 million, of which $2 million have no specific expiration dates. The remainder expires through 2014. We are required to perform under these guarantees in the event that a third party fails to make contractual payments. We do not have a liability on our consolidated balance sheet at December 31, 2010, as the fair value of these guarantees is insignificant due to the fact that the probability of future payments under these guarantees is remote.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our share repurchase activity for each of the three months in the quarter ended December 31, 2010 was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2010 – October 31, 2010(1)	4,777,859	$57.58	42,112,106	$9,859,959,594

November 1, 2010 – November 30, 2010(1)	8,369,475	$58.89	50,481,581	$9,367,087,905

December 1, 2010 – December 31, 2010(1)	5,451,499	$58.71	55,933,080	$9,047,045,569

Pursuant to Publicly Announced Plans or Programs	18,598,833	$58.50

October 1, 2010 – October 31, 2010(3)	—	$—

November 1, 2010 – November 30, 2010(3)	9,747	$59.09

December 1, 2010 – December 31, 2010(3)	66,039	$59.66

For the Quarter Ended December 31, 2010	18,674,619	$58.50

(1)	On February 11, 2010, our Board of Directors authorized a new share repurchase program of $12 billion over three years. The new program commenced in May 2010 after the completion of our previous two-year $13 billion program. These share repurchases have been made pursuant to this new program.

(2)	Aggregate number of shares repurchased under the above-mentioned share repurchase program as of the end of the period presented.

(3)	Shares repurchased represent shares tendered to us by employees who vested in restricted and deferred stock awards, or exercised stock options, and used shares to pay all, or a portion of, the related taxes and/or option exercise price.

The principal stock exchange, on which our common stock (no par value) is listed, is the New York Stock Exchange. At January 31, 2011, there were approximately 87,000 holders of record of our common stock.

Our common stock is also listed on NYSE Euronext in Paris and the Swiss stock exchange.

The other information called for by this Item is hereby incorporated by reference to the paragraph captioned “Quarterly Financial Data (Unaudited)” on page 83 of the 2010 Annual Report and made a part hereof.

Item 6.	Selected Financial Data.

The information called for by this Item is hereby incorporated by reference to the information with respect to 2006-2010 appearing under the caption “Selected Financial Data-Five-Year Review” on page 45 of the 2010 Annual Report and made a part hereof.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information called for by this Item is hereby incorporated by reference to the paragraphs captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) on pages 17 to 44 of the 2010 Annual Report and made a part hereof.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this Item is hereby incorporated by reference to the paragraphs in the MD&A captioned “Market Risk” and “Value at Risk” on page 41 of the 2010 Annual Report and made a part hereof.

Item 8.	Financial Statements and Supplementary Data.

The information called for by this Item is hereby incorporated by reference to the 2010 Annual Report as set forth under the caption “Quarterly Financial Data (Unaudited)” on page 83 of the 2010 Annual Report and in the Index to Consolidated Financial Statements and Schedules (see Item 15) and made a part hereof.

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

See Exhibit 13 for the Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm on pages 84 to 85 of the 2010 Annual Report incorporated herein by reference and made a part hereof.

Item 9B.	Other Information.

None.

PART III

Except for the information relating to the executive officers set forth in Item 10 and the information relating to equity compensation plans set forth in Item 12, the information called for by Items 10-14 is hereby incorporated by reference to PMI’s definitive proxy statement for use in connection with its annual meeting of stockholders to be held on May 11, 2011 that will be filed with the SEC on or about April 1, 2011 (the “proxy statement”), and, except as indicated therein, made a part hereof.

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers as of February 25, 2011:

Name	Office	Age
Louis C. Camilleri	Chairman and Chief Executive Officer	56
David M. Bernick	Senior Vice President and General Counsel	56
André Calantzopoulos	Chief Operating Officer	53
Kevin Click	Senior Vice President and Chief Information Officer	50
Doug Dean	Senior Vice President, Research & Development	57
Even Hurwitz	Senior Vice President, Corporate Affairs	49
Martin King	Senior Vice President, Operations	47
Marco Kuepfer	Vice President Finance and Treasurer	53
James R. Mortensen	President, Latin America & Canada	53
Jacek Olczak	President, European Union	46
Matteo Pellegrini	President, Asia	48
Joachim Psotta	Vice President and Controller	53
Daniele Regorda	Senior Vice President, Human Resources	53
Hermann Waldemer	Chief Financial Officer	53
Jerry E. Whitson	Deputy General Counsel and Corporate Secretary	55
Miroslaw Zielinski	President, EEMA & PMI Duty Free	49

All of the above-mentioned officers, except for Messrs. Camilleri, Bernick, Dean and Whitson, have been employed by us in various capacities during the past five years.

Prior to the Distribution Date, Mr. Camilleri served as the Chairman and Chief Executive Officer of Altria, positions he held from August 2002 and April 2002, respectively. Mr. Camilleri also served as a director of Kraft from March 2001 to December 2007 and as Kraft’s Chairman from September 2002 to March 30, 2007.

Before joining Philip Morris International Inc. in March 2010, Mr. Bernick was a Senior Partner at the law firm of Kirkland & Ellis LLP where he served for 31 years and was a member of the firm’s management committee for over 15 years.

Before joining Philip Morris International Inc. in July 2006, Mr. Dean was a partner and senior executive with PwC/IBM’s global life sciences and pharmaceuticals business, where he led the Global Quality and Value Driven Compliance practice.

Before joining Philip Morris International Inc. in September 2010, Mr. Whitson was a Senior Partner at the law firm of Hunton & Williams LLP, where he served for 30 years, lastly as the head of the firm’s Business Practice Group and as a member of its Executive Committee.

Codes of Conduct and Corporate Governance

We have adopted the Philip Morris International Code of Conduct, which complies with requirements set forth in Item 406 of Regulation S-K. This Code of Conduct applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We have also adopted a code of business conduct and ethics that applies to the members of our Board of Directors. These documents are available free of charge on our Web site at www.pmi.com and will be provided free of charge to any stockholder requesting a copy by writing to: Corporate Secretary, Philip Morris International Inc., 120 Park Avenue, New York, NY 10017.

In addition, we have adopted corporate governance guidelines and charters for our Audit, Finance, Compensation and Leadership Development, Product Innovation and Regulatory Affairs and Nominating and Corporate Governance committees of the Board of Directors. All of these documents are available free of charge on our Web site at www.pmi.com and will be provided free of charge to any stockholder requesting a copy by writing to: Corporate Secretary, Philip Morris International Inc., 120 Park Avenue, New York, NY 10017. Any waiver granted by Philip Morris International Inc. to its principal executive officer, principal financial officer or controller or any person performing similar functions under the Code of Conduct, or certain amendments to the Code of Conduct, will be disclosed on our Web site at www.pmi.com.

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

The number of shares to be issued upon exercise or vesting and the number of shares remaining available for future issuance under PMI’s equity compensation plans at December 31, 2010, were as follows:

	Number of Shares to be Issued upon Exercise of Outstanding Options and Vesting of Deferred Stock	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders(1)	11,468,949	$26.14	31,844,371

(1)	Approved by Altria as our sole stockholder prior to the Spin-off.

Refer to “Ownership of Equity Securities” section of the proxy statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Refer to “Related Person Transactions and Code of Conduct” and “Independence of Nominees” sections of the proxy statement.

Item 14.	Principal Accounting Fees and Services.

Refer to “Audit Committee Matters” section of the proxy statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Index to Consolidated Financial Statements and Schedules

2010 Annual Report Page
Data incorporated by reference to Philip Morris International Inc.’s 2010 Annual Report:
Consolidated Balance Sheets at December 31, 2010 and 2009	46-47
Consolidated Statements of Earnings for the years ended December 31, 2010, 2009 and 2008	48
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008	49
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008	50-51
Notes to Consolidated Financial Statements	52-83
Report of Independent Registered Public Accounting Firm	84
Report of Management on Internal Control Over Financial Reporting	85

Schedules have been omitted either because such schedules are not required or are not applicable.

(b) The following exhibits are filed as part of this Report:

2.1	—	Distribution Agreement between Altria Group, Inc. and Philip Morris International Inc. dated January 30, 2008 (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form 10 filed February 7, 2008).

3.1	—	Amended and Restated Articles of Incorporation of Philip Morris International Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed February 7, 2008).

3.2	—	Amended and Restated By-laws of Philip Morris International Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed May 13, 2010).

4.1	—	Specimen Stock Certificate of Philip Morris International Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 10 filed February 7, 2008).

4.2	—	Indenture dated as of April 25, 2008, between Philip Morris International Inc. and HSBC Bank USA, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3, dated April 25, 2008).

4.3	—	Issue and Paying Agency Agreement, dated March 13, 2009, by and among Philip Morris International Inc., HSBC Private Bank (C.I.) Limited, Jersey Branch, as registrar, HSBC Bank PLC, as principal paying agent and HSBC Corporate Trustee Company (UK) Limited, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 19, 2009).

4.4	—	Trust Deed relating to Euro Medium Term Note Program, dated March 13, 2009, between Philip Morris International Inc., as issuer, and HSBC Corporate Trustee Company (UK) Limited, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 19, 2009).

4.5	—	The Registrant agrees to furnish copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries to the Commission upon request.

10.1	—	Transition Services Agreement between Altria Corporate Services, Inc. and Philip Morris International Inc., dated as of March 28, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 31, 2008).

10.2	—	Tax Sharing Agreement between Altria Group, Inc. and Philip Morris International Inc., dated as of March 28, 2008 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed March 31, 2008).

10.3	—	Employee Matters Agreement between Altria Group, Inc. and Philip Morris International Inc., dated as of March 28, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed March 31, 2008).

10.4	—	Intellectual Property Agreement between Philip Morris International Inc. and Philip Morris USA Inc., dated as of January 1, 2008 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 10 filed March 5, 2008).

10.5	—	Credit Agreement relating to a US$3,000,000,000 5-Year Revolving Credit Facility (including a US$900,000,000 swingline option) and a US$1,000,000,000 3-Year Revolving Credit Facility (including a US$300,000,000 swingline option) and a EUR 1,500,000,000 364-Day Term Loan Facility dated as of December 4, 2007 among Philip Morris International Inc. and the Initial Lenders named therein and J.P. Morgan Europe Limited as Facility Agent and Swingline Agent and J.P. Morgan PLC, Citigroup Global Markets Limited, Credit Suisse, Cayman Islands Branch, Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P. and Lehman Brothers Inc. as Mandated Lead Arrangers and Bookrunners (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10 filed February 7, 2008).

10.6	—	Credit Agreement relating to EUR 2,000,000,000 5-Year Revolving Credit Facility (including a EUR 1,000,000,000 swingline option) and a EUR 2,500,000,000 3-Year Term Loan Facility dated as of 12 May 2005 among Philip Morris International Inc. and the Initial Lenders named therein and Citibank International plc as Facility Agent and Swingline Agent, Citigroup Global Markets Limited, Credit Suisse First Boston, Cayman Islands Branch, Deutsche Bank Securities Inc. and J.P. Morgan plc as Mandated Lead Arrangers and Bookrunners and ABN AMRO Bank N.V., HSBC Bank plc and Société Générale as Mandated Lead Arrangers (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10 filed September 27, 2007).

10.7	—	Credit Agreement relating to a US$2,500,000,000 Revolving Credit Facility (including a US$700,000,000 swingline option), dated as of March 29, 2010, among Philip Morris International Inc., the Initial Lenders named therein, J.P. Morgan Europe Limited as Facility Agent, JPMorgan Chase Bank, N.A. as Swingline Agent and J.P. Morgan plc, Deutsche Bank Securities Inc., Citigroup Global Markets Limited, Credit Suisse AG, Cayman Islands Branch, Goldman Sachs Credit Partners L.P. and RBS Securities Inc., as Mandated Lead Arrangers and Bookrunners (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 29, 2010).

10.8	—	Anti-Contraband and Anti-Counterfeit Agreement and General Release dated July 9, 2004 and Appendices (Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form 10 filed February 7, 2008).

10.9	—	Philip Morris International Inc. Automobile Policy (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form 10 filed February 7, 2008).

10.10	—	Amended and Restated Philip Morris International Benefit Equalization Plan (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 2008).

10.11	—	Philip Morris International Inc. 2008 Performance Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form 10 filed February 7, 2008).

10.12	—	Form of Philip Morris International Inc. 2008 Performance Incentive Plan Deferred Stock Agreement (Pre-2008 Grants) (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10 filed February 7, 2008).

10.13	—	Form of Philip Morris International Inc. 2008 Performance Incentive Plan Deferred Stock Agreement (2008 Grants) (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form 10 filed February 7, 2008).

10.14	—	Form of Philip Morris International Inc. 2008 Performance Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form 10 filed February 7, 2008).

10.15	—	Form of Philip Morris International Inc. 2008 Performance Incentive Plan Restricted Stock Agreement (2009 Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 10, 2009).

10.16	—	Form of Philip Morris International Inc. 2008 Performance Incentive Plan Deferred Stock Agreement (2009 Grants) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 10, 2009).

10.17	—	Pension Fund of Philip Morris in Switzerland (IC).

10.18	—	Summary of Supplemental Pension Plan of Philip Morris in Switzerland (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.19	—	Form of Restated Employee Grantor Trust Enrollment Agreement (Executive Trust Arrangement) (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form 10 filed February 7, 2008).

10.20	—	Form of Restated Employee Grantor Trust Enrollment Agreement (Secular Trust Arrangement) (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form 10 filed February 7, 2008).

10.21	—	Philip Morris International Inc. 2008 Stock Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form 10 filed March 5, 2008).

10.22	—	Philip Morris International Inc. 2008 Deferred Fee Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form 10 filed on February 7, 2008).

10.23	—	Amendment to Employment Agreement with André Calantzopoulos. The employment agreement was previously filed as Exhibit 10.22 to the Registration Statement on Form 10 filed on February 7, 2008 and incorporated by reference to this Exhibit 10.23.

10.24	—	Amendment to Employment Agreement with Jean-Claude Kunz. (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 2009). The employment agreement was previously filed as Exhibit 10.23 to the Registration Statement on Form 10 filed on February 7, 2008 and incorporated by reference to this Exhibit 10.24.

10.25	—	Amendment to Employment Agreement with Hermann Waldemer. The employment agreement was previously filed as Exhibit 10.24 to the Registration Statement on Form 10 filed on February 7, 2008 and incorporated by reference to this Exhibit 10.25.

10.26	—	Agreement with Louis C. Camilleri (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form 10 filed on February 7, 2008).

10.27	—	Amended and Restated Supplemental Management Employees’ Retirement Plan (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2008).

10.28	—	Support Agreement, dated as of July 31, 2008, between Rothmans Inc., Philip Morris International Inc. and Latin America and Canada Holdings Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2008).

10.29	—	Amendment and Waiver Agreement dated as of February 6, 2009 to the Credit Agreement dated December 4, 2007 by and among Philip Morris International Inc., the Lenders party thereto and JP Morgan Europe Limited, as facility agent and swingline agent (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the year ended December 31, 2008).

10.30	—	Amendment and Termination Agreement dated as of September 8, 2009 to the Credit Agreement dated May 12, 2005 by and among Philip Morris International Inc., the Lenders party thereto and Citibank International plc, as facility agent and swingline agent (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.31	—	Supplemental Equalization Plan (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K to the year ended December 31, 2009).

10.32	—	Form of Supplemental Equalization Plan Employee Grantor Trust Enrollment Agreement (Secular Trust) (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K for the year ended December 31, 2008).

10.33	—	Form of Supplemental Equalization Plan Employee Grantor Trust Enrollment Agreement (Executive Trust) (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2008).

10.34	—	Philip Morris International Inc. Form of Indemnification Agreement with Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 18, 2009).

10.35	—	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 17, 2010).

10.36	—	Form of Deferred Stock Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 17, 2010).

10.37	—	Philip Morris International Performance Incentive Plan, as amended and restated effective February 11, 2010 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 17, 2010).

10.38	—	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 11, 2011).

10.39	—	Form of Deferred Stock Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 11, 2011).

10.40	—	Retirement Agreement with Jean-Claude Kunz (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.41	—	Time Sharing Agreement between PMI Global Services Inc. and Louis C. Camilleri dated August 18, 2010 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 19, 2010).

12	—	Statement regarding computation of ratios of earnings to fixed charges.

13	—	Pages 17 to 85 of the 2010 Annual Report, but only to the extent set forth in Items 1, 5-8, 9A, and 15 hereof. With the exception of the aforementioned information incorporated by reference in this Annual Report on Form 10-K, the 2010 Annual Report is not to be deemed “filed” as part of this Report.

21	—	Subsidiaries of Philip Morris International Inc.

23	—	Consent of independent registered public accounting firm.

24	—	Powers of attorney.

31.1	—	Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Registrant’s Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Registrant’s Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHILIP MORRIS INTERNATIONAL INC.

By:	/s/ LOUIS C. CAMILLERI
(Louis C. Camilleri Chairman and Chief Executive Officer)

Date: February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ LOUIS C. CAMILLERI (Louis C. Camilleri)	Director, Chairman and Chief Executive Officer	February 25, 2011

/s/ HERMANN WALDEMER (Hermann Waldemer)	Chief Financial Officer	February 25, 2011

/s/ JOACHIM PSOTTA (Joachim Psotta)	Vice President and Controller	February 25, 2011

*HAROLD BROWN, MATHIS CABIALLAVETTA, J. DUDLEY FISHBURN, JENNIFER LI GRAHAM MACKAY, SERGIO MARCHIONNE, LUCIO A. NOTO, CARLOS SLIM HELÚ, STEPHEN M. WOLF	Directors

*By:	/s/ LOUIS C. CAMILLERI	February 25, 2011
(Louis C. Camilleri Attorney-in-fact)