Form 10-Q
period 2011-03-31
Philip Morris International Inc.
filed 2011-05-06
CIK 1413329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

At April 29, 2011, there were 1,778,409,015 shares outstanding of the registrant’s common stock, no par value per share.

PHILIP MORRIS INTERNATIONAL INC.

In this report, “PMI,” “we,” “us” and “our” refers to Philip Morris International Inc. and subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	Decemer 31,	Decemer 31,
	March 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$1,322	$1,703

Receivables (less allowances of $58 in 2011 and $56 in 2010)	2,991	3,009

Inventories:
Leaf tobacco	4,186	4,026
Other raw materials	1,317	1,314
Finished product	2,768	2,977

	8,271	8,317

Deferred income taxes	326	371

Other current assets	483	356

Total current assets	13,393	13,756

Property, plant and equipment, at cost	13,383	12,759
Less: accumulated depreciation	6,705	6,260

	6,678	6,499

Goodwill	10,537	10,161

Other intangible assets, net	3,977	3,873

Other assets	969	761

TOTAL ASSETS	$35,554	$35,050

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Continued)

(in millions of dollars, except share data)

(Unaudited)

	December 31,	December 31,
	March 31, 2011	December 31, 2010
LIABILITIES
Short-term borrowings	$1,730	$1,747

Current portion of long-term debt	3,237	1,385

Accounts payable	964	835

Accrued liabilities:
Marketing and selling	369	393
Taxes, except income taxes	4,740	4,884
Employment costs	678	739
Dividends payable	1,152	1,162
Other	815	920

Income taxes	477	601

Deferred income taxes	181	138

Total current liabilities	14,343	12,804

Long-term debt	11,885	13,370

Deferred income taxes	2,051	2,027

Employment costs	1,261	1,261

Other liabilities	502	467

Total liabilities	30,042	29,929

Contingencies (Note 10)

Redeemable noncontrolling interest (Note 7)	1,202	1,188

STOCKHOLDERS’ EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2011 and 2010)
Additional paid-in capital	1,134	1,225
Earnings reinvested in the business	18,903	18,133
Accumulated other comprehensive losses	(146)	(1,140)

	19,891	18,218
Less: cost of repurchased stock (326,093,478 and 307,532,841 shares in 2011 and 2010, respectively)	15,899	14,712

Total PMI stockholders’ equity	3,992	3,506
Noncontrolling interests	318	427

Total stockholders’ equity	4,310	3,933

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,554	$35,050

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010

Net revenues	$16,530	$15,587

Cost of sales	2,295	2,372

Excise taxes on products	9,739	9,091

Gross profit	4,496	4,124

Marketing, administration and research costs	1,449	1,389

Asset impairment and exit costs	16

Amortization of intangibles	24	20

Operating income	3,007	2,715

Interest expense, net	213	223

Earnings before income taxes	2,794	2,492

Provision for income taxes	807	738

Net earnings	1,987	1,754

Net earnings attributable to noncontrolling interests	68	51

Net earnings attributable to PMI	$1,919	$1,703

Per share data (Note 8):

Basic earnings per share	$1.06	$0.90

Diluted earnings per share	$1.06	$0.90

Dividends declared	$0.64	$0.58

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the Three Months Ended March 31, 2011 and 2010

(in millions of dollars, except per share amounts)

(Unaudited)

	PMI Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Earnings (Losses)	Cost of Repurchased Stock	Noncontrolling Interests		Total
Balances, January 1, 2010	$-	$1,403	$15,358	$(817)	$(10,228)	$429		$6,145
Comprehensive earnings:
Net earnings			1,703			56	(a)	1,759 (a)
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments, net of income taxes of ($113)				206		3	(a)	209
Change in net loss and prior service cost, net of income taxes of $6				19				19
Change in fair value of derivatives accounted for as hedges, net of income taxes of ($5)				47				47
Change in fair value of equity securities				(8)				(8)

Total other comprehensive earnings			-	264		3		267

Total comprehensive earnings			1,703	264		59		2,026

Exercise of stock options and issuance of other stock awards		(163)			256			93
Dividends declared ($0.58 per share)			(1,084)					(1,084)
Payments to noncontrolling interests						(170)		(170)
Common stock repurchased					(1,816)			(1,816)

Balances, March 31, 2010	$-	$1,240	$15,977	$(553)	$(11,788)	$318		$5,194

Balances, January 1, 2011	$-	$1,225	$18,133	$(1,140)	$(14,712)	$427		$3,933
Comprehensive earnings:
Net earnings			1,919			44	(a)	1,963 (a)
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments, net of income taxes of $113				943		17	(a)	960
Change in net loss and prior service cost, net of income taxes of ($7)				22				22
Change in fair value of derivatives accounted for as hedges, net of income taxes of ($3)				29				29
Change in fair value of equity securities								-

Total other comprehensive earnings			-	994		17		1,011

Total comprehensive earnings			1,919	994		61		2,974

Exercise of stock options and issuance of other stock awards		(90)			169			79
Dividends declared ($0.64 per share)			(1,149)					(1,149)
Payments to noncontrolling interests						(169)		(169)
Purchase of subsidiary shares from noncontrolling interests		(1)				(1)		(2)
Common stock repurchased					(1,356)			(1,356)

Balances, March 31, 2011	$-	$1,134	$18,903	$(146)	$(15,899)	$318		$4,310

(a) For the three months ended March 31, 2010, net earnings attributable to noncontrolling interests exclude $5 million of losses related to the redeemable noncontrolling interest, which is reported outside of the equity section in the condensed consolidated balance sheet. Currency translation adjustments also exclude $6 million of gains related to the redeemable noncontrolling interest at March 31, 2010. For the three months ended March 31, 2011, net earnings attributable to noncontrolling interests exclude $24 million of earnings related to the redeemable noncontrolling interest, which is reported outside of the equity section in the condensed consolidated balance sheet. Currency translation adjustments also exclude $3 million of gains related to the redeemable noncontrolling interest at March 31, 2011.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$ 1,987	$ 1,754

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	239	223
Deferred income tax provision	19	25
Asset impairment and exit costs, net of cash paid	11	(29)
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	138	(28)
Inventories	478	1,218
Accounts payable	116	17
Income taxes	(137)	(146)
Accrued liabilities and other current assets	(491)	(954)
Pension plan contributions	(26)	(135)
Other	61	29

Net cash provided by operating activities	2,395	1,974

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(159)	(150)
Purchases of businesses, net of acquired cash	(20)
Other	4	46

Net cash used in investing activities	(175)	(104)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(in millions of dollars)

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Net repayment of short-term borrowings	$(32)	$(706)
Long-term debt proceeds		1,130
Long-term debt repaid	(23)
Repurchases of common stock	(1,308)	(1,724)
Issuance of common stock	55	78
Dividends paid	(1,159)	(1,098)
Other	(192)	(192)

Net cash used in financing activities	(2,659)	(2,512)

Effect of exchange rate changes on cash and cash equivalents	58	(48)

Cash and cash equivalents:

Decrease	(381)	(690)

Balance at beginning of period	1,703	1,540

Balance at end of period	$1,322	$850

As discussed in Note 7. Acquisitions and Other Business Arrangements, PMI’s 2010 business combination in the Philippines was a non-cash transaction.

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

PMI was a wholly owned subsidiary of Altria Group, Inc. (“Altria”) until the distribution of all of the PMI shares owned by Altria was made on March 28, 2008.

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

These statements should be read in conjunction with the audited consolidated financial statements and related notes, which appear in PMI’s Annual Report to Shareholders and which are incorporated by reference into PMI’s Annual Report on Form 10-K for the year ended December 31, 2010.

Note 2. Asset Impairment and Exit Costs:

Pre-tax asset impairment and exit costs consisted of the following:

(in millions)	For the Three Months Ended March 31,
	2011	2010
Separation programs:
European Union	$ 11	$ -
Eastern Europe, Middle East & Africa	2
Asia	2
Latin America & Canada	1
Total separation programs	16	-
Asset impairment and exit costs	$ 16	$ -

The pre-tax separation program charges primarily related to severance costs for factory and R&D restructurings in the European Union.

The movement in the exit cost liabilities for the three months ended March 31, 2011 was as follows:

(in millions)
Liability balance, January 1, 2011	$ 48
Charges	16
Cash spent	(5)
Currency/other	3
Liability balance, March 31, 2011	$ 62

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cash payments related to exit costs at PMI were $5 million and $29 million for the three months ended March 31, 2011 and 2010, respectively. Future cash payments for exit costs incurred to date are expected to be approximately $62 million and will be substantially paid by the end of 2012.

Note 3. Stock Plans:

Under the Philip Morris International Inc. 2008 Performance Incentive Plan (the “Plan”), PMI may grant to certain eligible employees stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock and deferred stock units and other stock-based awards based on PMI’s common stock, as well as performance-based incentive awards. Up to 70 million shares of PMI’s common stock may be issued under the Plan. At March 31, 2011, shares available for grant under the Plan were 27,652,043.

PMI also adopted the Philip Morris International Inc. 2008 Stock Compensation Plan for Non-Employee Directors (the “Non-Employee Directors Plan”). A non-employee director is defined as each member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the Non-Employee Directors Plan. As of March 31, 2011, shares available for grant under the plan were 842,345.

During the three months ended March 31, 2011, PMI granted 3.8 million shares of restricted and deferred stock awards to eligible employees at a weighted-average grant date fair value of $59.39. PMI recorded compensation expense for restricted stock and deferred stock awards of $38 million and $27 million during the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, PMI had $355 million of total unrecognized compensation cost related to non-vested restricted and deferred stock awards. The cost is recognized over the original restriction period of the awards, which is typically three years from the date of the original grant.

During the three months ended March 31, 2011, 1.6 million shares of PMI restricted stock and deferred stock awards vested. The grant date fair value of all the vested shares was approximately $77 million. The total fair value of restricted stock and deferred stock awards that vested during the three months ended March 31, 2011 was approximately $96 million.

For the three months ended March 31, 2011, the total intrinsic value of the 2.2 million PMI stock options exercised was approximately $74 million.

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

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
(in millions)	2011	2010	2011	2010

Service cost	$ 2	$ 2	$ 41	$ 41
Interest cost	4	4	49	48
Expected return on plan assets	(4)	(4)	(76)	(72)
Amortization:
Net loss	2	1	14	11
Prior service cost			2	2
Other	1
Net periodic pension cost	$ 5	$ 3	$ 30	$ 30

Employer Contributions

PMI presently makes, and plans to make, contributions, to the extent that they are tax deductible and to meet specific funding requirements of its funded U.S. and non-U.S. plans. Employer contributions of $26 million were made to the pension plans during the three months ended March 31, 2011. Currently, PMI anticipates making additional contributions during the remainder of 2011 of approximately $127 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Note 5. Goodwill and Other Intangible Assets, net:

Goodwill and other intangible assets, net, by segment were as follows:

	Goodwill		Other Intangible Assets, net
(in millions)	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
European Union	$ 1,552	$ 1,443	$ 685	$ 673
Eastern Europe, Middle East & Africa	734	702	261	263
Asia	5,137	5,004	1,720	1,661
Latin America & Canada	3,114	3,012	1,311	1,276
Total	$ 10,537	$ 10,161	$ 3,977	$ 3,873

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Goodwill is due primarily to PMI’s acquisitions in Canada, Indonesia, Mexico, Greece, Serbia, Colombia and Pakistan, as well as the business combination in the Philippines in February 2010. The movement in goodwill from December 31, 2010, is as follows:

(in millions)	European Union	Eastern Europe, Middle East & Africa	Asia	Latin America & Canada	Total
Balance at December 31, 2010	$ 1,443	$ 702	$ 5,004	$ 3,012	$ 10,161
Changes due to:
Acquisitions			1		1
Currency	109	32	132	102	375
Balance at March 31, 2011	$ 1,552	$ 734	$ 5,137	$ 3,114	$ 10,537

Additional details of other intangible assets were as follows:

	March 31, 2011		December 31, 2010
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$ 2,232		$ 2,170
Amortizable intangible assets	2,060	$ 315	1,983	$ 280
Total other intangible assets	$ 4,292	$ 315	$ 4,153	$ 280

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia in 2005 and Mexico in 2007. Amortizable intangible assets primarily consist of certain trademarks, distribution networks and non-compete agreements associated with business combinations. The range of useful lives as well as the weighted-average remaining useful life of amortizable intangible assets at March 31, 2011 is as follows:

Description	Estimated Useful Lives	Weighted-Average Remaining Useful Life
Trademarks	2 - 40 years	27 years
Distribution networks	20 - 30 years	17 years
Non-compete agreements	3 - 10 years	4 years
Farmer contracts	12.5 years	12 years

Pre-tax amortization expense for intangible assets during the three months ended March 31, 2011 and 2010 was $24 million and $20 million, respectively. Amortization expense for each of the next five years is estimated to be $95 million or less, assuming no additional transactions occur that require the amortization of intangible assets.

The increase in other intangible assets from December 31, 2010 was due primarily to currency movements.

During the first quarter of 2011, PMI completed its annual review of goodwill and non-amortizable intangible assets for potential impairment, and no impairment charges were required as a result of this review.

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

PMI uses forward foreign exchange contracts, foreign currency swaps and foreign currency options, hereafter collectively referred to as foreign exchange contracts, to mitigate its exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions. The primary currencies to which PMI is exposed include the Euro, Indonesian rupiah, Japanese yen, Mexican peso, Russian ruble, Swiss franc and Turkish lira. At March 31, 2011, PMI had contracts with aggregate notional amounts of $12.2 billion. Of this amount, $2.7 billion related to cash flow hedges and $9.5 billion related to other derivatives that primarily offset currency exposures on intercompany financing.

The fair value of PMI’s foreign exchange contracts included in the condensed consolidated balance sheet as of March 31, 2011 and December 31, 2010 were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Classification	Fair Value		Balance Sheet Classification	Fair Value
(in millions)		At March 31, 2011	At December 31, 2010		At March 31, 2011	At December 31, 2010
Foreign exchange contracts designated as hedging instruments	Other current assets	$ 26	$ 16	Other accrued liabilities	$ 14	$ 26

	Other assets	22		Other liabilities	2

Foreign exchange contracts not designated as hedging instruments	Other current assets	197	44	Other accrued liabilities	32	77

Total derivatives		$ 245	$ 60		$ 48	$ 103

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Hedging activities, which represent movement in derivatives as well as the respective underlying transactions, had the following effect on PMI’s condensed consolidated statements of earnings and other comprehensive earnings for the three months ended March 31, 2011 and 2010:

(in millions)	For the Three Months Ended March 31, 2011
Gain (Loss)	Cash Flow Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$-		$-		$-
Cost of sales
Marketing, administration and research costs

Operating income	-		-		-
Interest expense, net	(8)		3		(5)

Earnings before income taxes	(8)		3		(5)

Provision for income taxes	1		(1)		-

Net earnings attributable to PMI	$(7)		$2		$(5)

Other Comprehensive Earnings:
Losses transferred to earnings	$8			$(1)	$7
Recognized gains	24			(2)	22

Net impact on equity	$32			$(3)	$29

Cumulative translation adjustment		$2			$2

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in millions)	For the Three Months Ended March 31, 2010
Gain (Loss)	Cash Flow Hedges	Fair Value Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$10	$-		$-		$10
Cost of sales	(32)					(32)

Operating income	(22)			-		(22)
Interest expense, net	(11)			(2)		(13)

Earnings before income taxes	(33)			(2)		(35)

Provision for income taxes	3					3

Net earnings attributable to PMI	$(30)	$-		$(2)		$(32)

Other Comprehensive Earnings:
Losses transferred to earnings	$33				$(3)	$30
Recognized gains	19				(2)	17

Net impact on equity	$52				$(5)	$47

Cumulative translation adjustment	$(4)		$25		$(4)	$17

Each type of hedging activity is described in greater detail below.

Cash Flow Hedges

PMI has entered into foreign exchange contracts to hedge foreign currency exchange risk related to certain forecasted transactions. The effective portion of unrealized gains and losses associated with qualifying cash flow hedge contracts is deferred as a component of accumulated other comprehensive earnings (losses) until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. During the three months ended March 31, 2011 and 2010, ineffectiveness related to cash flow hedges was not material. As of March 31, 2011, PMI has hedged forecasted transactions for periods not exceeding the next fifteen months. The impact of these hedges is included in operating cash flows on PMI’s condensed consolidated statement of cash flows.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three months ended March 31, 2011 and 2010, foreign exchange contracts that were designated as cash flow hedging instruments impacted the condensed consolidated statements of earnings and other comprehensive earnings as follows:

(pre-tax, in millions)	For the Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings on Derivative
		2011	2010	2011	2010
Foreign exchange contracts				$ 24	$ 19
	Net revenues	$ -	$ 10
	Cost of sales		(32)
	Marketing, administration and research costs
	Interest expense, net	(8)	(11)
Total		$ (8)	$ (33)	$ 24	$ 19

Hedges of Net Investments in Foreign Operations

PMI designates certain foreign currency denominated debt and forward exchange contracts as net investment hedges of its foreign operations. For the three months ended March 31, 2011 and 2010, these hedges of net investments resulted in gains (losses), net of income taxes, of ($207) million and $223 million, respectively. These gains (losses) were reported as a component of accumulated other comprehensive earnings (losses) within currency translation adjustments. For the three months ended March 31, 2011 and 2010, ineffectiveness related to net investment hedges was not material. Settlement of net investment hedges is included in other investing cash flows on PMI’s condensed consolidated statement of cash flows.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three months ended March 31, 2011 and 2010, foreign exchange contracts that were designated as net investment hedging instruments impacted the condensed consolidated statements of earnings and other comprehensive earnings as follows:

(pre-tax, in millions)	For the Three Months Ended March 31,
Derivatives in Net Investment Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings on Derivative
		2011	2010	2011	2010
Foreign exchange contracts				$ 2	$ 25
	Interest expense, net	$ -	$ -

Other Derivatives

PMI has entered into foreign exchange contracts to hedge the foreign currency exchange risks related to inter-company loans between certain subsidiaries, and third-party loans. While effective as economic hedges, hedge accounting is not applied to these contracts and, therefore, the unrealized gains (losses) relating to these contracts are reported in PMI’s condensed consolidated statements of earnings. For the three months ended March 31, 2011 and 2010, the gains from contracts for which PMI did not apply hedge accounting were $295 million and $38 million, respectively. The gains (losses) from these contracts substantially offset the losses and gains generated by the underlying intercompany and third-party loans being hedged.

As a result, for the three months ended March 31, 2011 and 2010, these items affected the condensed consolidated statement of earnings as follows:

(pre-tax, in millions)
Derivatives not Designated as Hedging Instruments	Statement of Earnings Classification of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Earnings
		2011	2010
Foreign exchange contracts
	Interest expense, net	$ 3	$ (2)

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Earnings (Losses)

Derivative gains or losses reported in accumulated other comprehensive earnings (losses) are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

(in millions)	For the Three Months Ended March 31,
	2011	2010
Gain as of January 1	$ 2	$ 19
Derivative losses transferred to earnings	7	30
Change in fair value	22	17
Gain as of March 31	$ 31	$ 66

At March 31, 2011, PMI expects $18 million of derivative gains reported in accumulated other comprehensive earnings (losses) to be reclassified to the condensed consolidated statement of earnings within the next twelve months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.

Credit Exposure and Credit Risk

PMI is exposed to credit loss in the event of non-performance by counterparties. While PMI does not anticipate non-performance, its risk is limited to the fair value of the financial instruments. PMI actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting and continuously monitoring a diverse group of major international banks and financial institutions as counterparties.

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

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As PMI has control of PMFTC, the contribution of PMPMI’s net assets was recorded at book value, while the contribution of the FTC net assets to PMFTC was recorded at fair value. The difference between the two contributions resulted in an increase to PMI’s additional paid-in capital in 2010 of $477 million.

The fair value of the assets and liabilities contributed by FTC in this non-cash transaction has been determined to be $1.17 billion, and this final fair value has been primarily allocated to goodwill ($842 million), inventories ($486 million), property, plant and equipment ($289 million) and brands ($240 million), partially offset by long-term debt ($495 million, of which $77 million was shown as current portion of long-term debt), deferred taxes ($138 million, net of $18 million of current deferred tax assets) and other current liabilities. The final purchase price allocations were reflected in the condensed consolidated balance sheet as of December 31, 2010.

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

(in millions)
Noncontrolling interest in contributed net assets	$ 693
Accretion to redeemable value	477
Redeemable noncontrolling interest at date of business combination	$ 1,170

PMI decided to immediately recognize the accretion to redeemable value rather than recognizing it over the term of the agreement with FTC. This accretion has been charged against additional paid-in capital and fully offsets the increase that resulted from the contributions of net assets to PMFTC, noted above.

With the consolidation of PMFTC, FTC’s share of PMFTC’s comprehensive income or loss is attributable to the redeemable noncontrolling interest, impacting the carrying value. To the extent that the attribution of these amounts would cause the carrying value to fall below the redemption amount of $1.17 billion, the carrying amount would be adjusted back up to the redemption value through stockholders’ equity. The movement in redeemable noncontrolling interest after the business combination is as follows:

(in millions)
Redeemable noncontrolling interest at date of business combination	$ 1,170
Share of net earnings	26
Dividend payments	(24)
Currency translation	16
Redeemable noncontrolling interest at December 31, 2010	$ 1,188
Share of net earnings	24
Dividend payments	(13)
Currency translation	3
Redeemable noncontrolling interest at March 31, 2011	$ 1,202

The redeemable noncontrolling interest balance at March 31, 2010 was $1,171 million. The movement in redeemable noncontrolling interest through March 31, 2010 of $1 million was due to currency translation gains of $6 million, mostly offset by $5 million of net losses.

In future periods, if the fair value of 50% of PMFTC were to drop below the redemption value of $1.17 billion, the difference would be treated as a special dividend to FTC and would reduce PMI’s earnings per share. Reductions in earnings per share may be partially or fully reversed in subsequent periods if the fair value of the redeemable noncontrolling interest increases relative to the redemption value. Such increases in earnings per share would be

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

limited to cumulative prior reductions. At March 31, 2011, PMI determined that 50% of the fair value exceeded the redemption value of $1.17 billion.

Brazil:

In June 2010, PMI announced that its affiliate, Philip Morris Brasil Industria e Comercio Ltda. (“PMB”), will begin directly sourcing tobacco leaf from approximately 17,000 tobacco farmers in Southern Brazil. This initiative enhances PMI’s direct involvement in the supply chain and is expected to provide approximately 10% of PMI’s global leaf requirements. The vertically integrated structure was made possible following separate agreements with two current leaf suppliers in Brazil, Alliance One Brasil Exportadora de Tabacos Ltda. (“AOB”) and Universal Leaf Tabacos Ltda. (“ULT”). These agreements resulted in AOB assigning approximately 9,000 contracts with tobacco farmers to PMB and ULT assigning approximately 8,000 contracts with tobacco farmers to PMB. As a result, PMB offered employment to more than 200 employees, most of them agronomy specialists, and acquired related assets in Southern Brazil. The purchase price for the net assets and the contractual relationships was $83 million, which was paid in 2010. PMI accounted for these transactions as a business combination. The allocation of the purchase price was to other intangible assets ($34 million, farmers contracts), inventories ($33 million), goodwill ($17 million), property, plant and equipment ($16 million) and other non-current assets ($11 million), partially offset by other current liabilities ($28 million, which consists primarily of the total amount of bank guarantees for tobacco farmers’ rural credit facilities).

Note 8. Earnings Per Share:

Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Three Months Ended March 31,
	2011	2010
Net earnings attributable to PMI	$ 1,919	$ 1,703
Less distributed and undistributed earnings attributable to share-based payment awards	10	8
Net earnings for basic and diluted EPS	$ 1,909	$ 1,695
Weighted-average shares for basic EPS	1,793	1,874
Plus incremental shares from assumed conversions:
Stock options	1	4
Weighted-average shares for diluted EPS	1,794	1,878

Unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and therefore are included in PMI’s earnings per share calculation pursuant to the two-class method.

For the 2011 and 2010 computations, there were no antidilutive stock options.

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

Segment data were as follows:

(in millions)	For the Three Months Ended March 31,
	2011	2010
Net revenues:
European Union	$6,415	$6,748
Eastern Europe, Middle East & Africa	3,671	3,356
Asia	4,288	3,562
Latin America & Canada	2,156	1,921
Net revenues	$16,530	$15,587
Earnings before income taxes:
Operating companies income:
European Union	$1,006	$1,062
Eastern Europe, Middle East & Africa	722	770
Asia	1,093	724
Latin America & Canada	251	217
Amortization of intangibles	(24)	(20)
General corporate expenses	(41)	(38)
Operating income	3,007	2,715
Interest expense, net	(213)	(223)
Earnings before income taxes	$2,794	$2,492

Items affecting the comparability of results from operations are asset impairment and exit costs. See Note 2. Asset Impairment and Exit Costs for a breakdown of these costs by segment.

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

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Damages claimed in some of the tobacco-related litigation are significant and, in certain cases in Brazil, Canada, Israel and Nigeria, range into the billions of dollars. The variability in pleadings in multiple jurisdictions, together with the actual experience of management in litigating claims, demonstrate that the monetary relief that may be specified in a lawsuit bears little relevance to the ultimate outcome. Much of the tobacco-related litigation is in its early stages and litigation is subject to uncertainty. However, as discussed below, we have to date been largely successful in defending tobacco-related litigation.

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

The table below lists the number of tobacco-related cases pending against us and/or our subsidiaries or indemnitees as of May 1, 2011, 2010 and 2009:

Type of Case	Number of Cases Pending as of May 1, 2011	Number of Cases Pending as of May 1, 2010	Number of Cases Pending as of May 1, 2009
Individual Smoking and Health Cases	93	119	121
Smoking and Health Class Actions	11	9	5
Health Care Cost Recovery Actions	11	10	10
Lights Class Actions	2	3	3
Individual Lights Cases (small claims court)	10	12	16
Public Civil Actions	5	10	12

Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 348 Smoking and Health, Lights, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Nine cases have had decisions in favor of plaintiffs. Six of these cases have subsequently reached final resolution in our favor, one has been annulled and returned to the trial court for further proceedings, and two remain on appeal. To date, we have paid total judgments including costs of approximately six thousand Euros. These payments were made in order to appeal three Italian small claims cases, two of which were subsequently reversed on appeal and one of which remains on appeal. To date, no tobacco-related case has been finally resolved in favor of a plaintiff against us, our subsidiaries or indemnitees.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below lists the verdicts and post-trial developments in the two pending cases and one terminated case (excluding an individual case on appeal from an Italian small claims court) in which verdicts were returned in favor of plaintiffs:

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
September 2009	Brazil/Bernhardt	Individual Smoking and Health	The Civil Court of Rio de Janeiro found for plaintiff and ordered Philip Morris Brasil to pay R$13,000 (approximately $7,800) in moral damages.

Philip Morris Brasil filed its appeal against the decision on the merits with the Court of Appeals in November 2009. In February 2010, without addressing the merits, the Court of Appeals annulled the trial court’s decision and remanded the case to the trial court to issue a new ruling, which must address certain compensatory damage claims made by the plaintiff that the trial court did not address in its original ruling. In July 2010, the trial court reinstated its original decision, while specifically rejecting the compensatory damages claim. Philip Morris Brasil appealed this decision.

In March 2011, the Court of Appeals affirmed the trial court’s decision and denied Philip Morris Brasil’s appeal. The Court of Appeals increased the amount of damages awarded to the plaintiff to R$100,000 (approximately $60,000). Philip Morris Brasil will appeal.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
February 2004	Brazil/The Smoker Health Defense Association (“ADESF”)	Class Action	The Civil Court of São Paulo found defendants liable without hearing evidence. The court did not assess moral or actual damages, which were to be assessed in a second phase of the case. The size of the class was not defined in the ruling.	In April 2004, the court clarified its ruling, awarding “moral damages” of R$1,000 (approximately $600) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class still has not been estimated. Defendants appealed to the São Paulo Court of Appeals. In November 2008, the São Paulo Court of Appeals annulled the ruling, finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. Our subsidiary filed its closing arguments in January 2011. In addition, the defendants filed a constitutional appeal to the Federal Supreme Tribunal on the basis that the plaintiff did not have standing to bring the lawsuit. This appeal is still pending.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
October 2003	Brazil/Da Silva	Individual Smoking and Health	The Court of Appeal of Rio Grande do Sul reversed the trial court ruling in favor of Philip Morris Brasil and awarded plaintiffs R$768,000 (approximately $460,000).	In December 2004, a larger panel of the Court of Appeal of Rio Grande do Sul overturned the adverse decision. Plaintiffs filed two separate appeals against this decision. The appeal to the Superior Court of Justice was finally rejected in May 2010. The second appeal to the Supreme Federal Tribunal was dismissed in February 2011. The case is now terminated and will no longer be reported.

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

As of May 1, 2011, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•

93 cases brought by individual plaintiffs in Argentina (43), Brazil (33), Canada (2), Chile (5), Greece (1), Italy (6), the Philippines (1), Scotland (1) and Turkey (1), compared with 119 such cases on May 1, 2010, and 121 cases on May 1, 2009; and

•	11 cases brought on behalf of classes of individual plaintiffs in Brazil (2), Bulgaria (1) and Canada (8), compared with 9 such cases on May 1, 2010, and 5 such cases on May 1, 2009.

In the first class action pending in Brazil, The Smoker Health Defense Association (ADESF) v. Souza Cruz, S.A. and Philip Morris Marketing, S.A., Nineteenth Lower Civil Court of the Central Courts of the Judiciary District of São Paulo, Brazil, filed July 25, 1995, our subsidiary and another member of the industry are defendants. The plaintiff, a consumer organization, is seeking damages for smokers and former smokers, and injunctive relief. The verdict and post-trial developments in this case are described in the above table.

In the second class action pending in Brazil, Public Prosecutor of São Paulo v. Philip Morris Brasil Industria e Comercio Ltda, Civil Court of the City of São Paulo, Brazil, filed August 6, 2007, our subsidiary is a defendant. The

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

plaintiff, the Public Prosecutor of the State of São Paulo, is seeking (i) unspecified damages on behalf of all smokers nationwide, former smokers, and their relatives; (ii) unspecified damages on behalf of people exposed to environmental tobacco smoke (“ETS”) nationwide, and their relatives; and (iii) reimbursement of the health care costs allegedly incurred for the treatment of tobacco-related diseases by all Brazilian States and Municipalities, and the Federal District. In an interim ruling issued in December 2007, the trial court limited the scope of this claim to the State of São Paulo only. In December 2008, the Seventh Civil Court of São Paulo issued a decision declaring that it lacked jurisdiction because the case involved issues similar to the ADESF case discussed above and should be transferred to the Nineteenth Lower Civil Court in São Paulo where the ADESF case is pending. The court further stated that these cases should be consolidated for the purposes of judgment. Our subsidiary appealed this decision to the State of São Paulo Court of Appeals, which subsequently declared the case stayed pending the outcome of the appeal. In April 2010, the São Paulo Court of Appeals reversed the Seventh Civil Court’s decision that consolidated the cases, finding that they are based on different legal claims and are progressing at different stages of proceedings. This case was returned to the Seventh Civil Court of São Paulo, and our subsidiary filed its closing arguments in December 2010.

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

As of May 1, 2011, there were 11 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Canada (4), Israel (1), Nigeria (5) and Spain (1), compared with 10 such cases on May 1, 2010 and May 1, 2009.

In the first health care cost recovery case pending in Canada, Her Majesty the Queen in Right of British Columbia v. Imperial Tobacco Limited, et al., Supreme Court, British Columbia, Vancouver Registry, Canada, filed January 24, 2001, we, our subsidiaries, our indemnitee (PM USA), and other members of the industry are defendants. The plaintiff, the government of the province of British Columbia, brought a claim based upon legislation enacted by the province authorizing the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, resulting from a “tobacco related wrong.” The Supreme Court of Canada has held that the statute is constitutional. We and certain other non-Canadian defendants challenged the jurisdiction of the court. The court rejected the jurisdictional challenge, and pre-trial discovery is ongoing. The trial court also has granted plaintiff’s request that the target trial date of September 2011 be postponed indefinitely. Meanwhile, in December 2009, the British Columbia Court of Appeal ruled that the defendants could pursue a third-party claim against the government of Canada for negligently misrepresenting to defendants the efficacy of the low tar tobacco strain that the federal government developed and licensed to some of the defendants. In May 2010, the Supreme Court of Canada agreed to hear both the appeal of the Attorney General of Canada and the defendants’ cross-appeal from the British Columbia Court of Appeal decision. Oral arguments in that appeal were held in February 2011, and we are now awaiting the Court’s decision.

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

In the fourth health care cost recovery case filed in Canada, Attorney General of Newfoundland and Labrador v. Rothmans Inc., et al., Supreme Court of Newfoundland and Labrador, St. Johns, Canada, filed February 8, 2011, we, our subsidiaries, our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The claim was filed by the government of the province of Newfoundland and Labrador based on legislation enacted in the province that is similar to the laws introduced in British Columbia, New Brunswick and Ontario. The legislation authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” We, our subsidiary and our indemnitees were served with the statement of claim in March 2011.

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

As of May 1, 2011, there were a number of lights cases pending against our subsidiaries or indemnitees, as follows:

•	2 cases brought on behalf of various classes of individual plaintiffs (some overlapping) in Israel, compared with 3 such cases on May 1, 2010 and May 1, 2009; and

•

10 cases brought by individuals in the equivalent of small claims courts in Italy, where the maximum damages are approximately one thousand Euros per case, compared with 12 such cases on May 1, 2010, and 16 such cases on May 1, 2009.

In the first class action pending in Israel, El-Roy, et al. v. Philip Morris Incorporated, et al., District Court of Tel-Aviv/Jaffa, Israel, filed January 18, 2004, our subsidiary and our indemnitees (PM USA and our former importer Menache H. Eliachar Ltd.) are defendants. The plaintiffs filed a purported class action claiming that the class members were misled by the descriptor “lights” into believing that lights cigarettes are safer than full flavor cigarettes. The claim seeks recovery of the purchase price of lights cigarettes and compensation for distress for each class member. Hearings took place in November and December 2008 regarding whether the case meets the legal requirements necessary to allow it to proceed as a class action. The parties’ briefing on class certification was completed in March 2011. A hearing for final oral argument on class certification is scheduled for November 2011.

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

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of May 1, 2011, there were 5 public civil actions pending against our subsidiaries in Argentina (1), Brazil (1), Colombia (2) and Venezuela (1), compared with 10 such cases on May 1, 2010, and 12 such cases on May 1, 2009.

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

In a public civil action in Colombia, Garrido v. Philip Morris Colombia S.A., Civil Court of Bogotá, Colombia, filed August 28, 2006, our subsidiary is a defendant. The plaintiff seeks various forms of injunctive relief, including the ban of the use of “lights” descriptors, and requests that defendant be ordered to finance a national campaign against smoking. In February 2010, the trial court dismissed the case. Plaintiff appealed. In April 2011, the appellate court dismissed plaintiff’s appeal. This case is now terminated and is not included in the above case statistics. We will no longer report this case.

In the first public civil action in Colombia, Morales, et al. v. Productora Tabacalera de Colombia S.A. (“Protabaco”), et al., Administrative Court of Bogotá, Colombia, filed December 19, 2007, our subsidiaries, other members of the industry, and various government entities are defendants. Plaintiffs’ allege misleading advertising, product defect, failure to inform, and the targeting of minors in advertising and marketing. Plaintiffs seek various forms of monetary relief including a percentage of the costs incurred by the state each year for treating tobacco-related illnesses to be paid to the Ministry of Social Protection (from the date of incorporation of Coltabaco). After this initial payment, plaintiffs seek a fixed annual contribution to the government. Plaintiffs also request that a statutory incentive award be paid to them for filing the claim. Our subsidiaries filed their answers in August 2008.

In the second public civil action in Colombia, Ibagué Public Prosecutor v. Republic of Colombia (Ministry of Social Protection), et al., Administrative Court of Ibagué, Colombia, filed August 11, 2009, our subsidiary is a defendant. Plaintiff alleges that the public’s collective right to health, safety and enjoyment of a safe environment has been violated. Plaintiff seeks (i) a ban on the sale of cigarettes; (ii) a ban on all cigarette advertising and promotion; (iii) the development of strategies to rehabilitate smoking addicts; and (iv) the implementation of a program designed to eradicate smoking in Colombia within a “reasonable” period of time. In November 2010, the trial court dismissed the case. Plaintiff has appealed. Our subsidiary has not yet been served with the complaint.

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

Tax:  In Brazil, there are 108 tax cases involving Philip Morris Brasil S.A. relating to the payment of state tax on the sale and transfer of goods and services, federal social contributions, excise, social security and income tax, and other matters. Fifty-three of these cases are under administrative review by the relevant fiscal authorities and 55 are under judicial review by the courts.

Employment: Our subsidiaries, Philip Morris Brasil S.A. and Philip Morris Brasil Ltda, are defendants in various individual employment cases resulting, among other things, from the termination of employment in connection with the shut-down of one of our factories in Brazil.

Third-Party Guarantees

At March 31, 2011, PMI’s third-party guarantees were $5 million, of which $2 million have no specific expiration dates. The remainder expires through 2014. PMI is required to perform under these guarantees in the event that a third party fails to make contractual payments. PMI does not have a liability on its condensed consolidated balance sheet at March 31, 2011, as the fair value of these guarantees is insignificant due to the fact that the probability of future payments under these guarantees is remote.

Note 11. Income Taxes:

Income tax provisions for jurisdictions outside the United States, as well as state and local income tax provisions, were determined on a separate company basis and the related assets and liabilities were recorded in PMI’s condensed consolidated balance sheets.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

PMI’s effective tax rates for the three months ended March 31, 2011 and 2010 were 28.9% and 29.6%, respectively. The effective tax rate for the three months ended March 31, 2011 was favorably impacted by an enacted decrease in corporate income tax rates in Greece ($11 million). The effective tax rates are based on PMI’s full-year geographic earnings mix projections and cash repatriation plans. Changes in earnings mix or in cash repatriation plans could have an impact on the effective tax rates, which PMI monitors each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

PMI is regularly examined by tax authorities around the world. Although PMI does not anticipate the closure of any significant tax audits in the next twelve months, examinations could result in a change in unrecognized tax benefits along with related interest and penalties.

Note 12. Indebtedness:

Short-term Borrowings:

At March 31, 2011 and December 31, 2010, PMI’s short-term borrowings, consisting of commercial paper and bank loans to certain PMI subsidiaries, had a carrying value of $1,730 million and $1,747 million, respectively. The fair value of PMI’s short-term borrowings, based on current market interest rates, approximates carrying value.

Long-term Debt:

At March 31, 2011 and December 31, 2010, PMI’s long-term debt consisted of the following:

(in millions)	March 31, 2011	December 31, 2010
U.S. dollar notes, 4.50% to 6.875% (average interest rate 5.640%), due through 2038	$ 8,192	$ 8,190
Foreign currency obligations:
Euro notes payable (average interest rate 5.240%), due through 2016	5,260	4,899
Swiss franc notes payable (average interest rate 3.625%), due through 2013	1,084	1,050
Other (average interest rate 3.549%), due through 2024	586	616
	15,122	14,755
Less current portion of long-term debt	3,237	1,385
	$ 11,885	$ 13,370

Other foreign currency debt includes capital lease obligations and mortgage debt.

Credit Facilities:

At March 31, 2011, PMI’s total committed credit facilities were $5.2 billion, and there were no borrowings outstanding under these committed credit facilities.

On March 29, 2010, PMI entered into a new multi-year revolving credit facility in the amount of $2.5 billion, which expires on September 30, 2013. In April 2011, PMI entered into an agreement with certain financial institutions to consider an extension of the expiration date for its $2.5 billion revolving credit facility from September 30, 2013, to March 2015. PMI expects the amended facility to become effective in the second quarter of 2011.

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

Derivative Financial Instruments – Foreign Exchange Contracts

PMI assesses the fair value of its derivative financial instruments, which consist of foreign exchange forward contracts, foreign currency swaps and foreign currency options, using internally developed models that use, as their basis, readily observable market inputs. The fair value of PMI’s foreign exchange forward contracts is determined by using the prevailing foreign exchange spot rates and interest rate differentials, and the respective maturity dates of the instruments. The fair value of PMI’s currency options is determined by using a Black-Scholes methodology based on foreign exchange spot rates and interest rate differentials, currency volatilities and maturity dates. PMI’s derivative financial instruments have been classified within Level 2 in the table shown below. See Note 6. Financial Instruments for additional discussion on derivative financial instruments.

Debt

The fair value of PMI’s outstanding debt, as utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. The aggregate carrying value of PMI’s debt, excluding short-term borrowings and $121 million of capital lease obligations, was $15,001 million at March 31, 2011. The fair value of PMI’s outstanding debt, excluding the aforementioned short-term borrowings and capital lease obligations has been classified within Level 1 and Level 2 in the table shown below.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The aggregate fair value of PMI’s derivative financial instruments and debt as of March 31, 2011, was as follows:

(in millions)	Fair Value at March 31, 2011	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$ 245	$ -	$ 245	$ -
Total assets	$ 245	$ -	$ 245	$ -
Liabilities:
Debt	$ 16,221	$ 15,753	$ 468	$ -
Foreign exchange contracts	48		48
Total liabilities	$ 16,269	$ 15,753	$ 516	$ -

Note 14. Accumulated Other Comprehensive Earnings (Losses):

PMI’s accumulated other comprehensive earnings (losses), net of taxes, consisted of the following:

(in millions)	At March 31, 2011	At December 31, 2010	At March 31, 2010
Currency translation adjustments	$ 1,450	$ 507	$ 767
Pension and other benefits	(1,628)	(1,650)	(1,389)
Derivatives accounted for as hedges	31	2	66
Equity securities	1	1	3
Total accumulated other comprehensive losses	$ (146)	$ (1,140)	$ (553)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Our Company

We are a holding company whose subsidiaries and affiliates, and their licensees, are engaged in the manufacture and sale of cigarettes and other tobacco products in markets outside the United States of America. We manage our business in four segments:

•	European Union;
•	Eastern Europe, Middle East & Africa (EEMA);
•	Asia; and
•	Latin America & Canada.

Our products are sold in approximately 180 countries and, in many of these countries, they hold the number one or number two market share position. We have a wide range of premium, mid-price and low-price brands. Our portfolio comprises both international and local brands.

We use the term net revenues to refer to our operating revenues from the sale of our products, net of sales and promotion incentives. Our net revenues and operating income are affected by various factors, including the volume of products we sell, the price of our products, changes in currency exchange rates and the mix of products we sell. Mix is a term used to refer to the proportionate value of premium-price brands to mid-price or low-price brands in any given market (product mix). Mix can also refer to the proportion of volume in more profitable markets versus volume in less profitable markets (geographic mix). We often collect excise taxes from our customers and then remit them to local governments, and, in those circumstances, we include the excise taxes in our net revenues and in excise taxes on products. Our cost of sales consists principally of tobacco leaf, non-tobacco raw materials, labor and manufacturing costs.

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

We were a wholly owned subsidiary of Altria Group, Inc. (“Altria”) until the distribution of all of the PMI shares owned by Altria was made on March 28, 2008.

Executive Summary

The following executive summary is intended to provide you with the significant highlights from the Discussion and Analysis that follows.

Consolidated Operating Results for the Three Months Ended March 31, 2011 – The changes in our reported net earnings attributable to PMI and diluted earnings per share (“diluted EPS”) for the three months ended March 31, 2011, from the comparable 2010 amounts, were as follows:

(in millions, except per share data)	Net Earnings Attributable to PMI	Diluted EPS
For the three months ended March 31, 2010	$1,703	$0.90

2011 Asset impairment and exit costs	(10)	(0.01)
2011 Tax items	11	0.01

Currency	56	0.03
Interest	4
Change in tax rate	8
Impact of lower shares outstanding and share-based payments	2	0.05
Operations	145	0.08
For the three months ended March 31, 2011	$1,919	$1.06

Asset Impairment and Exit Costs – During 2011, we recorded pre-tax asset impairment and exit costs of $16 million ($10 million after tax) primarily related to severance costs for factory and R&D restructurings in the European Union.

Income Taxes – Our effective income tax rate for the three months ended March 31, 2011 decreased 0.7 percentage points to 28.9%. The effective tax rate for the three months ended March 31, 2011 was favorably impacted by an enacted decrease in corporate income tax rates in Greece ($11 million).

Currency – The favorable currency impact during the reporting period was due primarily to the Australian dollar, the Euro, Indonesian rupiah, Japanese yen and Mexican peso, partially offset by the Russian ruble and Swiss franc.

Interest – The favorable impact of interest was due primarily to higher interest income and lower average interest rates on debt, partially offset by higher average debt levels.

Lower Shares Outstanding and Share-Based Payments – The favorable EPS impact was due to the repurchase of our common stock pursuant to our share repurchase programs.

Operations – The increase in our operations reflected in the table above was due primarily to the following:

•

Asia: Higher pricing, lower manufacturing costs and the favorable impact of the business combination in the Philippines, partially offset by lower volume/mix, and higher marketing, administration and research costs; and

•	Latin America & Canada: Higher pricing, partially offset by lower volume/mix, higher manufacturing costs and higher marketing, administration and research costs;

partially offset by:

•	Eastern Europe, Middle East & Africa: Higher manufacturing costs and higher marketing, administration and research costs; and

•	European Union: Lower volume/mix partially offset by higher pricing and lower marketing, administration and research costs.

For further details, see the “Consolidated Operating Results” and “Operating Results by Business Segment” sections of the following “Discussion and Analysis.”

2011 Forecasted Results – On April 21, 2011, we increased our forecast for 2011 full-year reported diluted EPS by $0.20 to a range of $4.55 to $4.65, at prevailing exchange rates, versus $3.92 in 2010. Approximately $0.10 of the increased guidance are attributable to an improved business outlook and approximately $0.10 reflect favorable currency at prevailing rates. Excluding a total forecasted favorable currency impact of approximately $0.20 for the full-year 2011, reported diluted EPS are projected to increase by approximately 11% to 13.5%, or by approximately 12.5% to 15% versus adjusted diluted EPS of $3.87 in 2010. We calculated 2010 adjusted diluted EPS as reported diluted EPS of $3.92, less the $0.07 per share benefit of discrete tax items, plus the $0.02 per share charge related to asset impairment and exit costs. The 2011 guidance excludes the impact of any potential future acquisitions, asset impairment and exit cost charges, and any unusual events. The factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast.

Adjusted diluted EPS is not a U.S. GAAP measure. We define adjusted diluted EPS as reported diluted EPS adjusted for asset impairment and exit costs, discrete tax items and unusual items. We believe it is appropriate to disclose this measure as it represents core earnings, improves comparability and helps investors analyze business performance and trends. Adjusted diluted EPS should not be considered in isolation, or as a substitute for reported diluted EPS prepared in accordance with U.S. GAAP.

Discussion and Analysis

Consolidated Operating Results

See pages 60-64 for a discussion of our Cautionary Factors That May Affect Future Results. Our cigarette volume, net revenues, excise taxes on products and operating companies income by segment were as follows:

	For the Three Months Ended March 31,
(in millions)	2011	2010

Cigarette volume:
European Union	48,522	52,329
Eastern Europe, Middle East & Africa	63,643	64,145
Asia	72,092	63,215
Latin America & Canada	23,663	25,046
Total cigarette volume	207,920	204,735

Net revenues:
European Union	$ 6,415	$ 6,748
Eastern Europe, Middle East & Africa	3,671	3,356
Asia	4,288	3,562
Latin America & Canada	2,156	1,921
Net revenues	$ 16,530	$ 15,587

Excise taxes on products:
European Union	$ 4,414	$ 4,564
Eastern Europe, Middle East & Africa	1,984	1,610
Asia	1,965	1,689
Latin America & Canada	1,376	1,228
Excise taxes on products	$ 9,739	$ 9,091

Operating income:
Operating companies income:
European Union	$ 1,006	$ 1,062
Eastern Europe, Middle East & Africa	722	770
Asia	1,093	724
Latin America & Canada	251	217
Amortization of intangibles	(24)	(20)
General corporate expenses	(41)	(38)
Operating income	$ 3,007	$ 2,715

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

Consolidated Operating Results for the Three Months Ended March 31, 2011

The following discussion compares our consolidated operating results for the three months ended March 31, 2011, with the three months ended March 31, 2010.

Our cigarette shipment volume of 207.9 billion units increased 3.2 billion (1.6%), due primarily to gains in:

•

Asia, primarily driven by growth in Indonesia and the favorable impact of the business combination in the Philippines, partially offset by Japan, due to a lower total market, and Pakistan, due to a lower tax-paid market resulting from an increase in illicit trade.

These gains were partially offset by declines in:

•

the European Union, primarily reflecting lower total markets, notably in Greece, Poland and Spain; unfavorable distributor inventory movements in Italy; and lower market share, mainly in Poland and Spain;

•

EEMA, primarily due to political unrest in Egypt, Libya and Tunisia; Serbia, due to tax-driven pricing; and Ukraine, due to the unfavorable impact of steep tax-driven price increases in 2010; partly offset by growth in Algeria, Romania and Turkey; and

•

Latin America & Canada, due mainly to Mexico, reflecting a lower total market and the depletion of trade inventories established ahead of the January 1, 2011, excise tax increase, partly offset by growth in Argentina and Brazil.

Excluding acquisitions (the business combination with Fortune Tobacco Corporation in the Philippines), our cigarette shipment volume was down 3.3%.

Our market share performance was stable or registered growth, in a number of markets, including Algeria, Australia, Belgium, Brazil, Egypt, France, Germany, Greece, Hong Kong, Indonesia, Japan, Korea, Mexico, the Netherlands, the Philippines, Singapore, Thailand and Turkey.

Total cigarette shipments of Marlboro of 68.6 billion units were down by 2.9%, due primarily to decreases in the European Union of 6.5%, mainly reflecting a lower total market in Greece and Spain, and in Latin America & Canada, of 8.2%, due to the unfavorable impact of the aforementioned excise tax increase in Mexico. These declines were partially offset by growth in: EEMA, of 1.1%, primarily due to Algeria and Egypt, reflecting strong share growth, and Romania, reflecting a higher total market as a result of lower illicit trade; and in Asia, of 0.7%, primarily reflecting growth in Korea and the Philippines, offset by Japan following the tax increase in October, 2010.

Total cigarette shipments of L&M of 20.4 billion units were up by 1.5%, with stable or growing shipments in all four segments.

Total Chesterfield cigarette shipments of 8.0 billion units were down by 0.4%, driven by declines in Spain and Ukraine, partially offset by growth, mainly in Poland and Portugal. Total cigarette shipments of Parliament of 8.4 billion units were up by 9.0%, driven by growth in all four segments. Total cigarette shipments of Lark of 6.5 billion units decreased by 5.9%, due primarily to a decline in Turkey. Total cigarette shipments of Bond Street of 9.5 billion units increased by 2.3%, driven by growth in Russia and Kazakhstan, partly offset by declines in Turkey and Ukraine.

Total shipment volume of other tobacco products (“OTP”), in cigarette equivalent units, grew by 0.6%, and 0.5% excluding acquisitions.

Total shipment volume for cigarettes and OTP was up by 1.5%, or down by 3.2% excluding acquisitions.

Our net revenues and excise taxes on products were as follows:

	For the Three Months Ended March 31,
(in millions)	2011	2010	Variance	%

Net revenues	$ 16,530	$ 15,587	$ 943	6.0%
Excise taxes on products	9,739	9,091	648	7.1%
Net revenues, excluding excise taxes on products	$ 6,791	$ 6,496	$ 295	4.5%

Currency movements decreased net revenues by $125 million and increased net revenues excluding excise taxes by $17 million given the $142 million impact of currency movements on excise taxes. The $17 million increase was due primarily to the Australian dollar, Canadian dollar, Indonesian rupiah, Japanese yen and Mexican peso, partially offset by the Euro.

Net revenues, which include excise taxes billed to customers, increased $943 million (6.0%). Excluding excise taxes, net revenues increased $295 million (4.5%) to $6.8 billion. This increase was due to:

•	price increases ($453 million),
•	the impact of acquisitions ($105 million) and
•	favorable currency ($17 million), partially offset by
•	lower volume/mix ($280 million).

Excise taxes on products increased $648 million (7.1%), due to:

•	higher excise taxes resulting from changes in retail prices and tax rates ($810 million) and
•	the impact of acquisitions ($41 million), partially offset by
•	currency movements ($142 million) and
•	lower volume/mix ($61 million).

As discussed under the caption “Business Environment,” governments have consistently increased excise taxes in most of the markets in which we operate. We expect excise taxes to continue to increase.

Our cost of sales; marketing, administration and research costs; and operating income were as follows:

	For the Three Months Ended March 31,
(in millions)	2011	2010	Variance	%

Cost of sales	$ 2,295	$ 2,372	$ (77)	(3.2%)

Marketing, administration and research costs	1,449	1,389	60	4.3%

Operating income	3,007	2,715	292	10.8%

Cost of sales decreased $77 million (3.2%), due to:

•	volume/mix ($80 million) and
•	currency movements ($73 million), partially offset by
•	the impact of acquisitions ($76 million).

Marketing, administration and research costs increased $60 million (4.3%), due primarily to:

•	higher expenses ($33 million),
•	currency ($21 million) and
•	the impact of acquisitions ($6 million).

Operating income increased $292 million (10.8%). This increase was due primarily to:

•	price increases ($453 million),
•	favorable currency ($69 million) and
•	the impact of acquisitions ($23 million), partially offset by
•	lower volume/mix ($200 million),
•	higher marketing, administration and research costs ($33 million) and
•	the 2011 pre-tax charges for asset impairment and exit costs ($16 million).

Interest expense, net, of $213 million decreased $10 million, due primarily to higher interest income and lower average interest rates on debt, partially offset by higher average debt levels.

Our effective tax rate decreased 0.7 percentage points to 28.9%. The effective tax rate for the three months ended March 31, 2011 was favorably impacted by an enacted decrease in corporate income tax rates in Greece ($11 million). The effective tax rate is based on our full-year geographic earnings mix and cash repatriation plans. Changes in our cash repatriation plans could have an impact on the effective tax rate, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

We are regularly examined by tax authorities around the world. Although we do not anticipate the closure of any significant tax audits in the next twelve months, examinations could result in a change in unrecognized tax benefits along with related interest and penalties.

Net earnings attributable to PMI of $1.9 billion increased $216 million (12.7%). This increase was due primarily to higher operating income and a lower effective tax rate. Diluted EPS and basic EPS of $1.06 increased by 17.8%. Excluding a favorable currency impact of $0.03, diluted EPS increased 14.4%.

Operating Results by Business Segment

Business Environment

Taxes, Legislation, Regulation and Other Matters Regarding the Manufacture, Marketing, Sale and Use of Tobacco Products

The tobacco industry faces a number of challenges that may adversely affect our business, volume, results of operations, cash flows and financial position. These challenges, which are discussed below and in “Cautionary Factors That May Affect Future Results,” include:

•	actual and proposed tobacco legislation and regulation;

•	actual and proposed excise tax increases, as well as changes in excise tax structures and retail selling price regulations;

•	price gaps and changes in price gaps between premium and mid-price and low-price brands;

•	significant governmental actions aimed at imposing regulatory requirements impacting our ability to communicate with adult consumers and differentiate our products from competitors’ products;

•	increased efforts by tobacco control advocates to “denormalize” smoking and seek the implementation of extreme regulatory measures;

•	proposed legislation to mandate plain (generic) packaging resulting in the expropriation of our trademarks;

•	pending and threatened litigation as discussed in Note 10. Contingencies;

•	actual and proposed requirements for the disclosure of cigarette ingredients and other proprietary information without adequate trade secret protection;

•	disproportionate testing requirements and performance standards;

•	actual and proposed restrictions on the use of tobacco product ingredients, including a complete ban of tobacco product ingredients;

•	actual and proposed restrictions on imports in certain jurisdictions;

•	actual and proposed restrictions affecting tobacco manufacturing, packaging, marketing, advertising, product display and sales;

•	governmental and private bans and restrictions on smoking;

•	illicit trade in cigarettes and other tobacco products, including counterfeit and contraband;

•	the outcome of proceedings and investigations, and the potential assertion of claims, and proposed regulation relating to contraband shipments of cigarettes; and

•	governmental investigations.

In the ordinary course of business, many factors can affect the timing of sales to customers, including the timing of holidays and other annual or special events, the timing of promotions, customer incentive programs and customer inventory programs, as well as the actual or speculated timing of pricing actions and tax-driven price increases.

Framework Convention on Tobacco Control: The World Health Organization’s (“WHO”) Framework Convention on Tobacco Control (“FCTC”) entered into force in February 2005. As of May 2011, 171 countries, as well as the European Community, have become Parties to the FCTC. The FCTC is the first international public health treaty, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and, in certain instances, requires) Parties to have in place or enact legislation that would:

•	establish specific actions to prevent youth smoking;

•	restrict and/or eliminate all tobacco product advertising, marketing, promotions and sponsorships;

•	initiate public education campaigns to inform the public about the health consequences of smoking and the benefits of quitting;

•	implement regulations imposing product testing, disclosure and performance standards;

•	impose health warning requirements on packaging;

•	adopt measures that would eliminate cigarette smuggling and counterfeit cigarettes;

•	restrict smoking in public places;

•	implement public health-based fiscal policies (tax and price measures);

•	adopt and implement measures that ensure that packaging and labeling, including descriptive terms, do not create the false impression that one brand of cigarettes is safer than another;

•	phase out or restrict duty free tobacco sales; and

•	encourage litigation against tobacco product manufacturers.

In many respects, the areas of regulation we support mirror provisions of the FCTC, such as regulation of advertising and marketing, product content and emissions, sales to minors, public smoking and the use of tax and price policy to achieve public health objectives. However, we disagree with the provisions of the FCTC that call for a total ban on marketing, a total ban on public smoking, a ban on the sale of duty free cigarettes, and the use of litigation against the tobacco industry. We also believe that excessive taxation can have significant adverse consequences. The speed at which tobacco regulation has been adopted in our markets has increased as a result of the treaty.

Following the entry into force of the FCTC, the Conference of the Parties (“CoP”), the governing body of the FCTC, has adopted several Guidelines that provide non-binding recommendations to the Parties supplementing specific Articles of the Treaty. The recommendations include measures that we strongly oppose such as point of sale display bans, a ban on the use of colors in packaging, plain (generic) packaging, a ban on all forms of communications to adult smokers, and limits on tobacco industry involvement in the development of tobacco policy and regulations. These recommendations reflect an extreme application of the Treaty, are not based on sound evidence of a public health benefit and are likely to lead to adverse consequences. In fact, as we discuss below, they are likely to undermine public health by leading to an increase in illicit trade and low-price cigarettes and, in the case of measures such as plain packaging, will result in the expropriation of our trademarks, harm competition and violate international treaties.

In November 2010, the fourth session of the CoP adopted “partial” and “provisional” guidelines on Articles 9 and 10 of the FCTC (regulation of contents and disclosure of tobacco products). These guidelines recommend that Parties implement measures to require by-brand disclosure of ingredients and of certain product design characteristics to governmental authorities, and measures to prohibit or restrict ingredients and colorings that may increase the palatability or attractiveness of tobacco products. The CoP determined that these guidelines will have to be periodically re-assessed “in light of the scientific evidence and country experience” and mandated that the Working Group on Articles 9 and 10 present a set of recommendations focused on toxicity and addictiveness to the fifth session of the CoP in 2012. As discussed in more detail below, we oppose banning ingredients on the basis of reducing palatability and attractiveness.

It is not possible to predict whether or to what extent the various Guidelines will be adopted by governments. If governments choose to implement regulation based on these extreme recommendations, such regulation may adversely affect our business, volume, results of operations, cash flows and financial position. In some instances, including those described below, where such regulation has been adopted, we have commenced legal proceedings challenging the regulation. It is not possible to predict the outcome of these legal proceedings.

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

At the fourth session of the CoP, it was decided to establish a working group to develop Guidelines on price and tax measures to reduce the demand for tobacco (Article 6 of the FCTC). A progress report and potential draft Guidelines will be presented to the fifth CoP scheduled for 2012. We strongly oppose excessive and disruptive excise tax increases, which encourage illicit trade and drive consumers to low-price and alternative tobacco products. Such tax increases undermine public health and ultimately undercut government revenue objectives.

Tax increases and discriminatory tax structures are expected to continue to have an adverse impact on our sales of cigarettes, due to lower consumption levels and to a shift in consumer purchases from the premium to non-premium or discount segments or other low-price or low-taxed tobacco products such as fine-cut tobacco products and/or counterfeit and contraband products.

EU Tobacco Products Directive: In 2010, the European Commission conducted a public consultation on the revision of the EU Tobacco Products Directive (2001/37/EC), seeking a “wide range of views … on factors such as labeling and health warnings on tobacco packets and additives used as tobacco ingredients.” Policy options submitted for comment included measures we oppose, such as plain packaging, point of sale display ban, an ingredients ban, and oversized mandatory pictorial health warnings, covering 75% of the front and 100% of the back of cigarette packs. The European Commission’s website indicates that over 80,000 submissions have been made in response to the public consultation.

A proposal for amending the Directive will be made by the EU Commission at the end of 2011 at the earliest, and final amendments to the Directive must be approved by the European Parliament and the Council of Ministers, a process which is expected to take several years. It is not possible to predict what concrete amendments, if any, will be proposed and adopted.

Plain Packaging: As noted above, the FCTC’s CoP adopted Guidelines recommending plain packaging. We strongly oppose plain packaging, which would not only constitute an expropriation of our valuable trademarks, but would be a pure and simple confiscation of the core of our business. Transforming the industry into a low price commodity business will not reduce consumption, smoking incidence or initiation. Indeed, plain packaging is a misguided measure that will undermine the public health objectives of its proponents. Furthermore, it will impair free competition, jeopardize freedom of trade, stifle product innovation and spur illicit trade and counterfeit activity to the detriment of the legitimate industry, its entire supply chain and government revenues. Moreover, the imposition of plain packaging would violate the terms of international treaties governing the protection of industrial property and the trade-related aspects of intellectual property rights. We will take all steps necessary to ensure that all constituencies understand the adverse consequences of plain packaging, and to obtain all protection and relief to which we are entitled under the law.

In March 2011, the UK Government announced, in its Tobacco Control Plan, that it plans to “consult on options to reduce the promotional impact of tobacco product packaging before the end of 2011.” The UK Government stated that it “wants to understand whether there is evidence to demonstrate that [plain packaging] would have an additional public health benefit” and it will also “explore the competition, trade and legal implications, and the likely impact on the illicit tobacco market.”

In April 2011, the Australian Government released draft legislation, and initiated a sixty day consultation period, that would mandate plain packaging for all tobacco products in 2012. The proposed legislation authorizes the Department of Health to ban the use of company branding, logos and colors on packaging for retail sale other than the brand name and variant in specified locations and font. The Government has determined that a particular shade of dark olive brown in a matte finish is optimal to achieve the stated goal of decreasing the appeal and attractiveness of tobacco packaging, with the final shade to be established by subsequent regulation. Packs would be required to be a rectangular box with a flip-top opening, but final specifications for shape, size and opening will be established by subsequent regulation. Branding, colors and design features would also be banned from use on individual cigarettes. The Government’s stated intention is to introduce the proposed legislation in Parliament at the conclusion of the sixty day consultation period, with enactment by January 1, 2012 and full implementation by July 1, 2012. It is not possible to predict the outcome of the consultation process or the legislation when it is ultimately introduced and considered by Parliament. The Government announced that, concurrently with the implementation of plain packaging, it intends to amend the health warning regulations to mandate increased front of the pack warnings from 30% to 75% and change the content of the graphic and textual warnings to make them more impactful.

Brand Descriptors: Many countries, including the entire EU, prohibit or are in the process of prohibiting descriptors such as “lights,” “mild” and “low tar.” The FCTC requires the Parties to adopt and implement measures to ensure that tobacco product packaging and labeling, including descriptive terms, do not create “the false impression that a particular tobacco product is less harmful than other tobacco products.”

Some public health advocates, governments, and the Guidelines issued by the FCTC’s CoP have called for a ban or restriction on the use of colors, which they claim are also used to signify that some brands provide lower yields of tar, nicotine and other smoke constituents. Other governments have banned, sought to ban or restricted the use of descriptive terms they regard as misleading, including, in at least one country, the use of colors, and terms such as “premium,” “full flavor,” “international,” “gold,” and “silver,” and one permits only one pack variation per brand, arguing that such terms or pack variations are inherently misleading. We believe such regulations are unreasonably broad, go beyond the scope and intent of legislation designed to prevent consumers from believing that one brand is less harmful than another, unduly restrict our intellectual property and other rights, and violate international trade commitments. As such, we oppose these types of regulations and in some instances we have commenced litigation to challenge them.

Testing and Reporting of Other Smoke Constituents: Several countries, including Brazil, Canada, Taiwan and Venezuela, require manufacturers to test and report to regulators certain by-brand yields of other smoke constituents from the 45 to 80 that have been identified as potential causes of tobacco-related diseases. Testing and reporting of some of these constituents is being considered by the FCTC’s CoP Working Group on product regulation, the WHO’s Study Group on Tobacco Regulation (“TobReg”), national regulators and the public health community. We measure many of these constituents for our product research and development purposes and support efforts to develop reasonable regulation in this area. However, there is no international consensus on which smoke constituents cause the full range of diseases associated with tobacco use, and there are very limited internationally validated analytical methods to measure the constituents’ yields in the smoke. Moreover, there is extremely limited capacity to conduct by-brand testing on a global basis. It is not certain when actual testing requirements will be recommended by the CoP and whether individual countries will adopt them, although bills to require testing of a wide range of smoke constituent yields are pending in some countries. The cost of by-brand testing could be significant, and public health groups, including the CoP Working Group, have recommended that tobacco companies should be required to bear that cost.

Ceilings on Tar, Nicotine, Carbon Monoxide and Other Smoke Constituents: Despite the fact that public health authorities have questioned the significance of ISO-measured tar, nicotine and carbon monoxide yields, a number of countries, including all EU Member States, have established maximum yields of tar, nicotine and/or carbon monoxide, as measured by the ISO standard test method. None of them has suggested that ISO-based ceilings be eliminated, nor has any country to date proposed ceilings based on an alternative test method or for other smoke constituents. However, in February 2009, TobReg published a report in which it recommended that governments establish ceilings for nine specific smoke constituents, including tobacco-specific nitrosamines. The TobReg proposal would set ceilings based on the median yield for each constituent in the market determined by testing all brands sold in the market. Although this concept of “selective constituent reduction” is supported by some public health officials, several public health advocates and scientists have criticized the proposal on the grounds that selectively reducing some constituents in conventional cigarettes will not lead to a meaningful reduction in disease and thus will not benefit public health and/or will mislead consumers into believing that conventional cigarettes with regulated (i.e., reduced) levels of these constituents are safer. In fact, TobReg recognizes that it cannot prove that its proposed ceilings will result in reduced risk of disease or reduced harm, but argues that its proposal is appropriately based on the precautionary principle.

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

Restrictions and Bans on the Use of Ingredients: Several countries have laws and/or regulations governing the use of ingredients in tobacco products that have been in place for many years. Our products comply with those laws. Until recently, efforts to regulate ingredients have focused on whether ingredients added to cigarettes increase the toxicity and/or addictiveness of cigarette smoke. Increasingly, however, tobacco control advocates and some regulators, including the WHO, the European Commission, and individual governments, are considering regulating or have regulated cigarette ingredients with the stated objective of reducing the “palatability” and “attractiveness” of cigarette smoke, smoking and tobacco products. The Canadian federal government adopted a bill, which became effective in July 2010 that banned virtually all flavor ingredients in cigarettes and little cigars. The bill has had the effect of banning traditional American blend cigarettes in Canada, which represent a share of below 1% of the Canadian market.

We support regulations that would prohibit the use of ingredients that are determined, based on sound scientific test methods and data, to significantly increase the inherent toxicity and/or addictiveness of smoke. The outcome of the fourth session of the CoP makes clear that there is a need for further work to develop a science-based framework for ingredients regulation. We oppose regulations that would ban ingredients to reduce palatability and attractiveness because, in light of the millions of smokers in countries like Canada who prefer cigarettes without ingredients, there is no reasonable basis to conclude that an ingredient ban would reduce smoking prevalence.

Bans and Restrictions on Advertising, Marketing, Promotions and Sponsorships:  For many years, countries have imposed partial or total bans on tobacco advertising, marketing and promotion. The FCTC calls for a “comprehensive ban on advertising, promotion and sponsorship” and requires governments that have no constitutional constraints to ban all forms of advertising. Where constitutional constraints exist, the FCTC requires governments to restrict or ban radio, television, print media, other media, including the Internet, and sponsorships of international events within five years of the effective date of a country’s ratification of the FCTC. The FCTC also requires disclosure of expenditures on advertising, promotion and sponsorship where such activities are not prohibited. The CoP adopted Guidelines which recommend that governments adopt extreme and sweeping prohibitions, including all forms of communications to adult smokers. We oppose complete bans on advertising and communications. We also believe that the available evidence does not support the contention that restrictions on marketing are effective in reducing smoking prevalence, but we would generally not oppose such limitations as long as manufacturers retain the ability to communicate directly to adult smokers.

Bans on Display of Tobacco Products at Retail:  Some countries have adopted, or are considering adopting, bans of product displays at point of sale. We oppose product display bans on the grounds that evidence does not show that they have any material impact on public health, and that they will unnecessarily restrict competition and encourage illicit trade - all of which undermine public health objectives. In some markets, for example in Ireland, Norway, Panama and the UK, our subsidiaries and, in some cases, individual retailers have commenced legal proceedings to overturn display bans.

Health Warning Requirements:  Many countries require substantial health warnings on cigarette packs. In the EU, for example, health warnings currently must cover between 30% and 35% of the front and between 40% and 50% of the back of cigarette packs. The FCTC requires health warnings that cover, at a minimum, 30% of the front and back of the pack, and recommends warnings covering 50% or more of the front and back of the pack. Following the FCTC, many countries have increased the size of their health warnings. To date, however, only a few countries have implemented warnings that are more than 50% of the pack. They include Australia (30% front and 90% back) and Uruguay (80% front and back); and Canada recently announced an intent to introduce legislation mandating health warnings of 75% of the front and back of the packs. We support health warning requirements and, with certain exceptions, defer to the governments on the content of the warnings. In countries where health warnings are not required, we place them on packaging voluntarily in the official language or languages of the country. For example, we are voluntarily placing health warnings in many African countries in official local languages occupying 30% of the front and back of the pack. We oppose warning size requirements that infringe on our intellectual property rights, leaving virtually no room for our distinctive trademarks and pack designs, and make it virtually impossible for adult smokers to differentiate our products from those of our competitors. In some markets, for example in Uruguay, we have commenced legal proceedings challenging the disproportionate warning size requirements. We also oppose regulations that would require the placement of health warnings in the middle of the front and back of the pack, as such placement serves no purpose other than to disrupt our trademarks and pack design. While we believe that textual warnings are sufficient, we do not oppose graphic warnings except for images that vilify tobacco companies and their employees or do not accurately represent the health effects of tobacco use.

We believe governments should continue to educate the public on the serious health effects of smoking. We have established a Web site that includes, among other things, the views of public health authorities on smoking, disease causation in smokers, addiction and exposure to environmental tobacco smoke (“ETS”). The site reflects our agreement with the medical and scientific consensus that cigarette smoking is addictive, and causes lung cancer, heart disease, emphysema and other serious diseases in smokers. The Web site advises the public to rely on the messages of public health authorities in making all smoking-related decisions. The Web site’s address is www.pmi.com. The information on our Web site is not, and shall not be deemed to be, a part of this document or incorporated into any filings we make with the SEC.

Restrictions on Public Smoking:  The pace and scope of public smoking restrictions have increased significantly in most of our markets. In the EU, all countries have regulation in place that restricts or bans smoking in public and/or work places, restaurants, bars and nightclubs. Some EU member states allow narrow exemptions from smoking bans, for instance for separate smoking rooms in the hospitality sector, but others have banned virtually all indoor public smoking. In other regions, many countries have adopted or are likely to adopt regulation introducing substantial public smoking restrictions similar to those in the EU, including Australia, Canada, Hong Kong, Thailand and Turkey. In 2009, the Council of the European Union made a non-binding recommendation calling on all EU Member States to introduce, by 2012, comprehensive public smoking restrictions covering all closed public places, workplaces and public transport. Some public health groups have called for, and some municipalities have adopted or proposed, bans on smoking in outdoor places, as well as bans on smoking in cars with minors in them. The FCTC requires Parties to the treaty to adopt restrictions on public smoking, and the CoP adopted guidelines on public smoking based on the premise that any exposure to ETS is harmful; the Guidelines call for total bans in all indoor public places, defining “indoor” broadly, and reject any exemptions based on type of venue (e.g., nightclubs). On private place smoking, such as in cars and homes, the Guidelines recommend increased education on the risk of exposure to ETS.

We support a single, consistent public health message on the health effects of exposure to ETS. Our Web site states that “the conclusions of public health authorities on secondhand smoke warrant public health measures that regulate smoking in public places” and that “outright bans are appropriate in many places.” For example, we support banning smoking in schools, playgrounds and other facilities for youth and in indoor public places where general public services are provided, such as public transportation vehicles, supermarkets, public spaces in indoor shopping centers, cinemas, banks and post offices. We believe, however, that governments can and should seek a balance between the desire to protect non-smokers from exposure to secondhand smoke and allowing the millions of people who smoke to do so in some public places. In the hospitality sector, such as restaurants, bars, cafés and other entertainment establishments, the law should grant private business owners the flexibility to permit, restrict or prohibit smoking. Business owners can take into account their desire to cater to their customers’ preferences. In the workplace, designated smoking rooms can provide places for adults to smoke. Finally, we oppose legislation that would prohibit smoking outdoors (beyond outdoor places and facilities for children) and in private places such as homes, apartments and cars.

Reduced Cigarette Ignition Propensity Legislation:  Reduced ignition propensity standards have been adopted in several of our markets, notably in Australia, Canada and Finland, and are being considered in several other countries. In 2008, the European Commission formally asked the European Standards Organization (“CEN”) to develop a reduced cigarette ignition propensity standard such as those implemented in New York, other American states and Canada. In November 2010, the CEN published its cigarette fire-safety standard EN 16156:2100. We expect that this standard will be published in the EU’s Official Journal by mid-November 2011, at which time cigarettes sold in the EU will have to comply with the new standard. Reduced ignition propensity standards, which based on currently available technology will increase production costs, should be the same as those in New York and other jurisdictions to ensure that they are uniform and technically feasible, and apply equally to all manufacturers. However, we believe that the experience from countries that have mandated reduced ignition propensity requirements for several years - namely the U.S. and Canada - should be thoroughly examined to evaluate the effectiveness of such requirements in terms of reducing the risk of cigarette-ignited fires before additional countries consider introducing such standards.

Illicit Trade:  On a global basis, illicit trade may account for as much as 10% of global cigarette consumption. We estimate that in the European Union alone illicit trade accounted for about 61 billion cigarettes, or approximately 9% of consumption, in 2009. Regulatory measures and related governmental actions to prevent the illicit manufacture and trade of tobacco products are being considered by a number of jurisdictions. Article 15 of the FCTC requires Parties to the treaty to take steps to eliminate all forms of illicit trade, including counterfeiting, and states that national, regional and global agreements on this issue are “essential components of tobacco control.” The CoP established an Intergovernmental Negotiating Body (“INB”) to negotiate a protocol on the illicit trade in tobacco products pursuant to Article 15 of the FCTC. The draft protocol includes the following main topics:

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

During the fourth meeting of the CoP in Uruguay, it was agreed to schedule a fifth negotiation session of the INB for early 2012 to finalize the text of the protocol.

We support strict regulations and enforcement measures to prevent all forms of illicit trade in tobacco products. We agree that manufacturers should implement state-of-the-art monitoring systems of their sales and distribution practices, and we agree that where appropriately confirmed, manufacturers should stop supplying vendors who are shown to be knowingly engaged in illicit trade. We are also working with a number of governments around the world on specific agreements and memoranda of understanding to address the illegal trade in cigarettes. However, we disagree with some provisions considered in the draft protocol, including the proposed ban of duty free sales, a ban of domestic Internet sales and measures that would impose payments on tobacco product manufacturers in an amount of lost taxes and duties from seized contraband tobacco products regardless of any fault on the manufacturers’ part.

Governments agree that illicit trade is an extremely serious issue. It creates a cheap and unregulated source of tobacco, thus undermining efforts to reduce smoking, especially among youth, damages legitimate businesses, stimulates organized crime, and results in massive amounts of lost tax revenue. We therefore believe that in addition to taking direct measures against illicit trade, as outlined above, governments when assessing proposed regulation, such as display bans, plain packaging, and ingredients bans, or tax increases, should always carefully consider the potential implications of such regulation on illicit trade.

Cooperation Agreements to Combat Illicit Trade of Cigarettes:  In 2004, we entered into an agreement with the European Commission (acting on behalf of the European Community) that provides for broad cooperation with European law enforcement agencies on anti-contraband and anti-counterfeit efforts. All 27 Member States of the EU have signed the agreement. The agreement resolved all disputes between the European Community and the Member States, on the one hand, and us and certain affiliates, on the other hand, relating to these issues. Under the terms of the agreement, we agreed to make 13 payments over 12 years. Commencing in July 2007, we began making payments of approximately $75 million a year over the final 10 years of the agreement, each of which is to be adjusted based on certain variables, including our market share in the EU in the year preceding payment. We record these payments as an expense in cost of sales when product is shipped. We are also required to pay the excise taxes, VAT and customs duties on qualifying product seizures of up to 90 million cigarettes and are subject to payments of five times the applicable taxes and duties if product seizures exceed 90 million cigarettes in a given year. To date, our annual payments related to product seizures have been immaterial.

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

Labor Conditions for Tobacco Workers: In July 2010, Human Rights Watch published a report raising issues related to labor conditions for tobacco workers in Kazakhstan, particularly migrant workers and the U.S. House Committee on Energy and Commerce sent us a letter requesting information about labor practices in Kazakhstan and other markets. We have been cooperating with the Committee. We have undertaken both an internal and third party review of our labor practices and policies in Kazakhstan and subsequently globally. In reviewing our policies and practices, we have sought the advice of local and international non-profit organizations with expertise in the area of fair labor practices. We are in the process of implementing a comprehensive Agricultural Labor Practices Code, which strengthens and expands our existing practices and policies. This includes setting additional principles and standards for working conditions on tobacco farms, tailored training programs, and regular external assessments to monitor the progress we, our suppliers and farmers make.

Other Legislation, Regulation or Governmental Action: In Argentina, the National Commission for the Defense of Competition (“CNDC”) issued a resolution in May 2010, in which it found that our affiliate’s establishment, in 1997, of a system of exclusive zonified distributors (“EZD”s) in Buenos Aires city and region was anticompetitive, despite having issued two prior decisions (in 1997 and 2000) in which it had found the establishment of the EZD system was not anticompetitive. The recent resolution is not a final decision, and our Argentinean affiliate intends to oppose the resolution and submit additional evidence.

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

Governmental Investigations: From time to time, we are subject to governmental investigations on a range of matters. As part of an investigation by the Department of Special Investigations (“DSI”) of the government of Thailand into alleged under-declaration of import prices by Thai cigarette importers, the branch office of our subsidiary, Philip Morris (Thailand) Limited (“PM Thailand”), was informed of DSI’s proposal to bring charges against the branch office for alleged underpayment of customs duties and excise taxes of approximately $2 billion covering the period from July 28, 2003 to February 20, 2007. In September 2009, the DSI submitted the case file to the Public Prosecutor for review. Additionally, the DSI commenced an informal inquiry alleging underpayment by PM Thailand of customs duties and excise taxes of approximately $1.8 billion covering the period 2000–2003. We have been cooperating with the Thai authorities and believe that PM Thailand’s declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization (“WTO”), Thai law, and valuation methodologies previously agreed upon between the branch office and the Thai Customs Department. We have provided written submissions and supporting evidence in connection with both investigations. As stated publicly by Thai government officials in March 2011, the Public Prosecutor’s office has issued a non-prosecution order in the 2003-2007 investigation. The non-prosecution order will become final once approved by the DSI or the Attorney General.

Additionally, in November 2010, a WTO panel issued its decision in a dispute that began in August 2006 between the Philippines and Thailand concerning a series of Thai customs and tax measures affecting cigarettes imported by PM Thailand into Thailand from the Philippines. The WTO panel decided that Thailand had no basis to find that PM Thailand’s declared customs values were too low. The panel found that Thailand was unable to show that the customs values and taxes paid on the cigarette imports should have been higher, as alleged in 2009 by the DSI. While the WTO ruling does not resolve the above referenced investigation, it should assist the Thai authorities’ review of the matter. Further, the WTO ruling creates obligations for Thailand to revise its laws, regulations, or practices affecting the customs valuation and tax treatment of future cigarette imports. In February 2011, Thailand filed a limited appeal relating to certain aspects but not the customs valuation part of the WTO ruling.

Acquisitions and Other Business Arrangements

In March 2011, we entered into a definitive agreement to acquire the cigarette manufacturing assets and trademarks of International Tobacco & Cigarettes Company Ltd. (“ITCC”) in Jordan. The acquisition, valued at approximately $42 million, expands our manufacturing footprint in the Middle East. Following completion of the agreement, expected by the end of May 2011, we will locally manufacture Marlboro and L&M, together with the acquired brands Kareem, Mercury, Noble and Polo Club. The total cigarette market in Jordan in 2010 was approximately 7.5 billion units. PMI and ITCC’s market shares were approximately 26% and 9%, respectively.

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

In June 2010, we announced that our affiliate, Philip Morris Brasil Industria e Comercio Ltda. (“PMB”), will begin directly sourcing tobacco leaf from approximately 17,000 tobacco farmers in Southern Brazil. This initiative enhances PMI’s direct involvement in the supply chain and is expected to provide approximately 10% of PMI’s global leaf requirements. The vertically integrated structure was made possible following separate agreements with two current leaf suppliers in Brazil, Alliance One Brasil Exportadora de Tabacos Ltda. (“AOB”) and Universal Leaf Tabacos Ltda. (“ULT”). These agreements resulted in AOB assigning approximately 9,000 contracts with tobacco farmers to PMB and ULT assigning approximately 8,000 contracts with tobacco farmers to PMB. As a result, PMB offered employment to more than 200 employees, most of them agronomy specialists, and acquired related assets in Southern Brazil. The purchase price for the net assets and the contractual relationships was $83 million, which was paid in 2010.

PMI Operations in Japan

In March 2011, Japan suffered a devastating earthquake and tsunami in the northeastern part of the country. PMI has operations in Japan, but we do not manufacture our products there. We produce cigarettes for the Japanese market in factories in our European Union region and generally ship by sea, in roughly equal parts, to the ports of Tokyo and Kobe. There were no reports of material damage to our assets, including inventories, or those of our importer. In addition, the bonded warehouses at the Tokyo and Kobe ports were unaffected. The tragic events in Japan only resulted in temporary logistical disruptions for our company and did not have a material financial impact on our overall results in the quarter.

Trade Policy

It is our policy to comply with applicable laws of the United States and the laws of the countries in which we do business that prohibit trade with certain countries, organizations or individuals. We do not sell products or have a current intent to sell products in Cuba or North Korea. Certain of our subsidiaries have established commercial arrangements involving Syria, Myanmar and Sudan, in each case in compliance with our trade policy and applicable U.S. law. Our contractual arrangements and licenses from the U.S. Office of Foreign Assets Control to export cigarettes to Iran have expired. No sales were made pursuant to these arrangements, and to date we have not applied for a new license, but may do so later in the year. Further, following the imposition of economic sanctions in early 2011 against the Government of Libya and certain designated Libyan persons and entities by the U.S., other national governments, the E.U. and the U.N., we have suspended all arrangements with the Libyan Tobacco Company related to the production and sale of our products.

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

We do not believe that exempt or licensed sales of our products, which are agricultural products under U.S. law and are not technological or strategic in nature, for ultimate resale in Syria, Myanmar or Sudan in compliance with U.S. laws, present a material risk to our stockholders, our reputation or the value of our shares. To our knowledge, none of the governments of Syria, Myanmar or Sudan, nor entities controlled by those governments, receive cash or act as intermediaries in connection with these transactions, except that in Syria, the state tobacco monopoly, which is the only entity permitted to import tobacco products, purchases products from our customer for resale in the domestic market.

Certain states have enacted legislation permitting state pension funds to divest or abstain from future investment in stocks of companies that do business with countries that are sanctioned by the U.S. We do not believe such legislation has had a material effect on the price of our shares.

Operating Results – Three Months Ended March 31, 2011

The following discussion compares operating results within each of our reportable segments for the three months ended March 31, 2011, with the three months ended March 31, 2010.

European Union. Net revenues, which include excise taxes billed to customers, decreased $333 million (4.9%). Excluding excise taxes, net revenues decreased $183 million (8.4%) to $2.0 billion. This decrease was due to:

•	lower volume/mix ($128 million) and
•	unfavorable currency ($106 million), partially offset by
•	price increases ($51 million, despite the unfavorable impact of a partial absorption of excise taxes and VAT in Greece).

Operating companies income decreased $56 million (5.3%). This decrease was due primarily to:

•	lower volume/mix ($102 million),
•	unfavorable currency ($21 million) and
•	the 2011 pre-tax charges for asset impairment and exit costs ($11 million), partially offset by
•	price increases ($51 million) and

•	lower marketing, administration and research costs ($23 million).

The total cigarette market in the European Union declined by 5.3%, due mainly to Greece, Poland and Spain, primarily reflecting the unfavorable impact of tax-driven price increases, and the impact of continued adverse economic conditions, particularly in Greece and Spain. Our cigarette shipment volume in the European Union declined by 7.3%, primarily reflecting the impact of the lower total market, lower share, and unfavorable distributor inventory movements. Our market share in the European Union was down by 0.4 share points to 37.9%, as gains, primarily in Belgium, France, Germany, Hungary and the Netherlands, were more than offset by share declines, mainly in the Czech Republic, Italy, Poland, Portugal and Spain.

Shipment volume of Marlboro decreased by 6.5%, mainly due to lower total markets as well as lower share in Greece and Portugal. Marlboro’s share in the European Union was down by 0.1 share point to 17.8%, reflecting a higher share in Poland, offset by lower share in Greece and Portugal.

L&M shipment volume was unchanged, and market share grew by 0.2 share points to 6.1% in the European Union, primarily driven by gains in Germany and Greece.

In the Czech Republic, the total cigarette market decreased 2.0%, reflecting the impact of price increases implemented in the second quarter of 2010 and first quarter of 2011. Our shipments were down 9.4%. Market share decreased by 3.7 share points to 45.0%, mainly reflecting continued share declines for lower-margin local brands, partially offset by a higher share for Marlboro, up by 0.2 share points to 6.5%, and for Red & White, up by 0.5 share points to 13.1%.

In France, the total cigarette market increased by 0.1%. Our shipments were down by 2.7%, unfavorably impacted by distributor inventory movements. Market share increased by 0.1 share point to 40.4%, reflecting a higher share for the premium Philip Morris brand, up by 0.6 share points to 8.2%, partly offset by a lower share for Marlboro, down by 0.4 share points to 25.5%.

In Germany, the total cigarette market was down by 1.0%. Our shipments were up by 0.5% and market share was up by 0.5 share points to 35.7%, driven by L&M, up by 0.9 share points to 10.0%. Share of Marlboro was stable at 21.2%.

In Italy, the total cigarette market was up by 0.2%. Our shipments were down by 4.9%, mainly due to unfavorable distributor inventory movements. Our market share declined by 0.6 share points to 53.5%. Marlboro’s market share of 22.5% was stable.

In Poland, the total cigarette market was down by 4.3%, reflecting the unfavorable impact of tax-driven price increases and the introduction of an indoor public smoking ban in the fourth quarter of 2010. Our shipments were down by 12.0%. Our market share was down by 3.0 share points, due mainly to lower share of low-price Red & White, down 3.6 share points to 5.6%, partly offset by Marlboro and Chesterfield, which grew by 1.2 share points each to 10.4% and 1.5%, respectively.

In Spain, the total cigarette market was down by 24.8%, largely due to: the continuing adverse economic environment; the impact of the June 2010 VAT-driven price increase and the December 2010 excise tax-driven price increase; the introduction of a total indoor public smoking ban in January 2011; and the unfavorable impact of a trade inventory adjustment in response to weakened consumer demand and working capital constraints. Our shipments were down by 27.4%. Our market share was down by 1.2 share points to 30.4%, due mainly to a lower share of Marlboro and Chesterfield, down by 0.4 share points and 1.1 share points to 14.1% and 8.1%, respectively.

Eastern Europe, Middle East & Africa. Net revenues, which include excise taxes billed to customers, increased $315 million (9.4%). Excluding excise taxes, net revenues decreased $59 million (3.4%) to $1.7 billion. This decrease was due primarily to:

•	unfavorable currency ($29 million) and
•	lower volume/mix ($28 million).

Pricing during the first quarter of 2011 was slightly unfavorable compared with the first quarter of 2010, which included inventory windfalls resulting from the sale of old taxed products at new prices.

Operating companies income decreased $48 million (6.2%). This decrease was due primarily to:

•	higher manufacturing costs ($16 million),
•	higher marketing, administration and research costs ($13 million),
•	unfavorable currency ($12 million) and
•	lower volume/mix ($3 million).

Our cigarette shipment volume decreased by 0.8%, principally due to: Libya, reflecting the suspension of shipments due to political unrest; Serbia, due to tax-driven price increases in 2010 and the first quarter of 2011; Tunisia, primarily reflecting temporary disruptions due to the political unrest and unfavorable trade inventory movements; and Ukraine, due to the unfavorable impact of steep tax-driven price increases in January and July, 2010. These declines were partly offset by: Algeria, driven by higher market share; Romania, reflecting a higher total market as a result of reduced illicit trade, favorable trade inventory movements and a favorable comparison with the first quarter of 2010; and Turkey, driven by market share gains and a favorable comparison with the first quarter of 2010 following the January 2010 excise tax increase. Shipment volume of Marlboro increased by 1.1%, driven primarily by growth in Algeria, Egypt, Morocco and Romania.

In Russia, our shipment volume decreased by 0.8%. While shipment volume of our premium portfolio was down by 4.5%, primarily due to a decline in Marlboro of 8.1%, shipment volume of above premium Parliament was essentially flat. In the mid-price segment, shipment volume was down by 17.0% and 1.3% for L&M and Chesterfield, respectively. In the low-price segment, shipment volume of Bond Street was up by 10.3%. Our market share of 25.5%, as measured by A.C. Nielsen, was down 0.2 share points. Market share for Parliament, in the above premium segment, was essentially flat; Marlboro, in the premium segment, was down by 0.2 share points; L&M in the mid-price segment was down by 0.4 share points; Chesterfield in the mid-price segment was up by 0.1 share point; and Bond Street in the low-price segment was up by 0.4 share points.

In Turkey, the total cigarette market declined by 2.1%. Our shipment volume increased by 10.4%. Our market share, as measured by A.C. Nielsen, grew by 2.8 share points to 43.9%, driven by Parliament, Muratti and L&M, up by 0.4, 0.5 and 3.9 share points, respectively, partially offset by Marlboro and Bond Street, down by 0.7 share points each.

In Ukraine, the total cigarette market declined by 13.1%. Our shipment volume decreased by 20.4%, reflecting the impact of steep excise tax-driven price increases in 2009 and 2010, as well as lower share driven by low-price competition. While our market share, as measured by A.C. Nielsen February year-to-date, was down by 3.6 share points to 32.7%, combined shares for premium Marlboro, Parliament and Virginia Slims were slightly up by 0.1 share point, offset by lower share for mid-price Chesterfield and L&M and brands in the low-price segment.

Asia. Net revenues, which include excise taxes billed to customers, increased $726 million (20.4%). Excluding excise taxes, net revenues increased $450 million (24.0%) to $2.3 billion. This increase was due to:

•	price increases ($287 million),
•	favorable currency ($128 million) and
•	the impact from the 2010 business combination in the Philippines ($105 million), partially offset by
•	lower volume/mix ($70 million).

Operating companies income increased $369 million (51.0%). This increase was due primarily to:

•	price increases ($287 million),
•	favorable currency ($102 million),
•	lower manufacturing costs ($35 million) and
•	the impact from the 2010 business combination in the Philippines ($23 million), partially offset by

•	lower volume/mix ($51 million) and
•	higher marketing, administration and research costs ($25 million).

Our cigarette shipment volume increased by 8.9 billion units or 14.0%, mainly due to growth in Indonesia and 9.9 billion units from the business combination in the Philippines. The growth was partially offset by: a shipment decline in Japan of 8.3%, reflecting the impact of the October 1, 2010, tax increase, partially offset by a market share increase and additional shipments in anticipation of Japan Tobacco’s temporary suspension of market supply; and a decline in Pakistan of 16.9% due to continued consumer down-trading to the non-tax paid segment of the market. Shipment volume of Marlboro grew by 0.7%, reflecting growth in Korea, the Philippines, and Vietnam, offset by the aforementioned excise tax impact in Japan.

In Indonesia, the total cigarette market was up by 3.3%. Our shipment volume increased by 7.4%. Market share was up by 1.1 share points to 29.9%, driven by growth from mid-price Sampoerna Kretek and U Mild, partially offset by a decline in premium Sampoerna A. Marlboro’s share remained unchanged at 4.4%.

In Japan, the total cigarette market decreased by 16.4%, reflecting the unfavorable impact of the October 1, 2010, tax-driven price increases, the payback of trade inventory movements associated with these increases, and the underlying market decline. Our shipment volume was down by 8.3% due to the aforementioned excise tax increase, partially offset by additional shipments as well as increased trade purchases in anticipation of in-market shortages following Japan Tobacco’s temporary suspension of market supply. Our market share of 25.6% was up by 1.4 share points, reflecting growth in Marlboro’s share to 11.7%, up by 0.9 share points, driven by Marlboro Ice Blast. Market share of Lark was up by 0.5 share points to 7.2%, supported by the introduction of Lark Hybrid. Market share of the Philip Morris brand was flat at 2.2%.

In Korea, the total cigarette market increased by 2.3%, mainly reflecting trade inventory corrections of competitive brands at the start of 2010 following significant trade purchases at the end of 2009. Our shipment volume increased by 4.8%, driven by market share increases. Our market share reached 17.8%, up by 0.4 share points, driven by Marlboro and Parliament, each up by 0.3 share points.

On February 25, 2010, Philip Morris Philippines Manufacturing Inc. combined with Fortune Tobacco Corporation to form a new company called PMFTC Inc. As a result of this business combination, our shipments in the Philippines were up by 73.2%, and market share was 95.0%. Excluding the favorable impact of this new business combination of 9.9 billion units, cigarette shipments decreased by 3.4%, due to the timing of shipments compared to 2010.

Latin America & Canada. Net revenues, which include excise taxes billed to customers, increased $235 million (12.2%). Excluding excise taxes, net revenues increased $87 million (12.6%) to $780 million. This increase was due to:

•	price increases ($117 million) and
•	favorable currency ($24 million), partially offset by
•	lower volume/mix ($54 million).

Operating companies income increased $34 million (15.7%). This increase was due to:

•	price increases ($117 million), partially offset by
•	lower volume/mix ($44 million),
•	higher manufacturing costs ($23 million) and
•	higher marketing, administration and research costs ($16 million).

Our cigarette shipment volume decreased by 5.5%, driven mainly by Mexico, partly offset by increases in Argentina and Brazil. Shipment volume of Marlboro declined by 8.2%, mainly due to Mexico.

In Argentina, the total cigarette market grew by 2.9%. Our cigarette shipment volume increased by 2.6%, and market share was essentially flat at 74.4%, with Marlboro, up by 0.3 share points to 23.8%, and the mid-price Philip Morris brand, up by 0.3 share points to 38.1%, partially offset by low-price Next, down by 0.3 share points to 3.7%.

In Canada, the total tax-paid cigarette market was up by 1.6%, mainly reflecting government enforcement measures to reduce contraband sales since mid-2009. Although our cigarette shipment volume increased by 1.3%, market share declined by 0.2 share points to 33.9%, with gains from premium price Belmont, up by 0.1 share point, and low-price brands Next and Quebec Classique, up by 2.6 and 0.4 share points, respectively, offset by mid-price Number 7 and Canadian Classics, and low-price Accord, down by 0.7, 0.7 and 1.1 share points, respectively.

In Mexico, the total cigarette market was down by 27.0%, reflecting a lower total market and the depletion of trade inventories established ahead of the January 1, 2011, excise tax increase which drove a 26.7% increase in the retail price of Marlboro. Excluding the unfavorable impact of the trade inventory movements, the total cigarette market declined by an estimated 14%. Although our cigarette shipment volume decreased by 26.1%, market share grew by 0.9 share points to 70.5%, led by Marlboro, up by 1.6 share points to 50.3%, and Benson & Hedges, up by 0.6 share points to 6.0%. Market share of Delicados declined by 0.9 share points to 11.0%.

Financial Review

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $2.4 billion during the first three months of 2011 increased $421 million from the comparable 2010 period. The increase was due primarily to higher net earnings ($233 million), lower contributions to pension plans ($109 million) and lower exit costs, net of cash paid ($40 million). The total impact of working capital was essentially in-line with the prior year period.

The movements in working capital were due primarily to the following:

•	less cash used for accrued liabilities and other current assets ($463 million), due primarily to the timing of excise tax payments;
•	more cash provided by accounts receivable ($166 million), primarily due to the timing of collections;
•	more cash provided by accounts payable ($99 million), primarily due to the timing of payables for leaf and direct materials; and
•	less cash used for income taxes ($9 million), due to the timing of payments; offset by
•	less cash provided by inventories ($740 million), primarily due to a lower reduction of finished goods and leaf tobacco inventory levels versus the corresponding prior year period.

Net Cash Used in Investing Activities

Net cash used in investing activities of $175 million during the first three months of 2011 increased $71 million from the comparable 2010 period due primarily to lower cash proceeds from the settlement of derivatives designated as net investment hedges ($43 million) and cash spent in 2011 for the acquisition of a cigar business, consisting primarily of trademarks in the Australian and New Zealand markets ($20 million). As discussed in Note 7. Acquisitions and Other Business Arrangements, our 2010 business combination in the Philippines was a non-cash transaction.

Net Cash Used in Financing Activities

During the first three months of 2011, net cash used in financing activities was $2.7 billion, compared with net cash used in financing activities of $2.5 billion during the first three months of 2010. During the first three months of 2011, we used a total of $2.5 billion to repurchase our common stock, pay dividends, and repay debt. During the first three months of 2010, we used a total of $3.5 billion to repurchase our common stock, pay dividends, and repay debt. These uses were partially offset by proceeds from our debt offerings and mortgage loan in 2010 of $1.1 billion.

Dividends paid in the first three months of 2011 and 2010 were $1.2 billion and $1.1 billion, respectively. The increase reflects a higher dividend rate in 2011, partially offset by lower shares outstanding as a result of our share repurchase programs.

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

Credit Ratings – The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. At March 31, 2011, our debt ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Stable
Fitch	F1	A	Stable

Credit Facilities – At March 31, 2011, our committed credit facilities and commercial paper outstanding were as follows:

(in billions of dollars)
Type	Committed Credit Facilities	Commercial Paper

3.5-year revolving credit, expiring September 30, 2013	$ 2.5

5-year revolving credit, expiring December 4, 2012	2.7
Total facilities	$ 5.2
Commercial paper outstanding		$ 1.2

At March 31, 2011, there were no borrowings under the committed credit facilities.

All banks participating in our committed credit facilities are highly rated by the credit rating agencies. We continuously monitor the credit quality of our banking group, and at this time we are not aware of any potential non-performing credit provider.

These facilities require us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“consolidated EBITDA”) to consolidated interest expense of not less than 3.5 to 1.0 on a rolling twelve-month basis. At March 31, 2011, our ratio calculated in accordance with the agreements was 14.0 to 1.0. These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require us to post collateral. We expect to continue to meet our covenants. These facilities can be used to support the issuance of commercial paper in Europe and the United States. The terms “consolidated EBITDA” and “consolidated interest expense,” both of which include certain adjustments, are defined in the facility agreements previously filed with the Securities and Exchange Commission.

In April 2011, we entered into an agreement with certain financial institutions to consider an extension of the expiration date for our $2.5 billion revolving credit facility from September 30, 2013, to March 2015. We expect the amended facility to become effective in the second quarter of 2011.

In addition to the committed credit facilities discussed above, certain of our subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $2.0 billion at March 31, 2011, are for the sole use of the subsidiaries. Borrowings under these arrangements amounted to $536 million at March 31, 2011 and $538 million at December 31, 2010.

Commercial Paper Facilities - We have commercial paper programs in place in the U.S. and in Europe. At March 31, 2011 and December 31, 2010, we had $1.2 billion of commercial paper outstanding.

The $5.2 billion of committed revolving credit facilities are more than adequate to back-stop our commercial paper issuance needs. The existence of these facilities, coupled with our operating cash flows, will enable us to meet our liquidity requirements.

Debt – Our total debt was $16.9 billion at March 31, 2011 and $16.5 billion at December 31, 2010.

On February 28, 2011, we filed a new shelf registration statement with the Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.

In March 2010, we issued $1.0 billion of 4.50% U.S. dollar notes due March 2020 under our previous shelf registration statement.

In March 2010, we renewed our Euro Medium Term Note Program under which we may from time to time issue unsecured notes. This program expired in March 2011 and we do not presently intend to renew the program.

Guarantees – See Note 10. Contingencies to the condensed consolidated financial statements for a discussion of our third-party guarantees. At March 31, 2011, we were also contingently liable for $0.4 billion of guarantees of our own performance, which were primarily related to excise taxes on the shipment of our products. There is no liability in the condensed consolidated financial statements associated with these guarantees.

Equity and Dividends

As discussed in Note 3. Stock Plans to our condensed consolidated financial statements, during the three months ended March 31, 2011, we granted 3.8 million shares of restricted stock and deferred stock awards at a weighted-average grant date fair value of $59.39. The restricted stock and deferred stock awards will not vest until the completion of the original restriction period, which is typically three years from the date of the original grant.

On May 1, 2010, we began repurchasing shares under our three-year $12 billion share repurchase program that was authorized by our Board of Directors in February 2010. From May 1, 2010 through March 31, 2011, we repurchased 78.1 million shares of our common stock at a cost of $4.3 billion under this repurchase program. During the first three months of 2011, we repurchased 22.2 million shares at a cost of $1.4 billion.

During the first three months of 2010, we repurchased 36.1 million shares of our common stock at a cost of $1.8 billion under our previous $13.0 billion two-year share repurchase program that began in May 2008. On April 30, 2010, we completed this share repurchase program.

Dividends paid in the first three months of 2011 were $1.2 billion. During the third quarter of 2010, our Board of Directors approved a 10.3% increase in the quarterly dividend to $0.64 per common share. As a result, the present annualized dividend rate is $2.56 per common share.

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

During the first half of 2010, the European Court of Justice ruled against several EU Member States (Austria, France, Ireland and Italy) that had enacted laws establishing a minimum retail selling price for cigarettes and, in some cases, other tobacco products on the grounds that such systems infringe on EU law. As a result, Austria, France and Italy have abolished their minimum retail selling price systems. These developments could adversely impact excise tax levels and widen price gaps in those markets, which may adversely affect our business.

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

Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volume in many of our markets, and we expect that such factors will continue to reduce consumption levels and will increase downtrading and the risk of counterfeiting, contraband and cross-border purchases. Significant regulatory developments will take place over the next few years in most of our markets, driven principally by the World Health Organization’s Framework Convention on Tobacco Control (“FCTC”). The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation. The FCTC has led to increased efforts by tobacco control advocates and public health organizations to reduce the palatability and attractiveness of tobacco products to adult smokers. Regulatory initiatives that have been proposed, introduced or enacted include:

•	the levying of substantial and increasing tax and duty charges;

•	restrictions or bans on advertising, marketing and sponsorship;

•	the display of larger health warnings, graphic health warnings and other labeling requirements;

•	restrictions on packaging design, including the use of colors, and plain packaging;

•	restrictions or bans on the display of tobacco product packaging at the point of sale and restrictions or bans on cigarette vending machines;

•	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents;

•	disclosure, restrictions, or bans of tobacco product ingredients;

•	increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;

•	elimination of duty free allowances for travelers; and

•	encouraging litigation against tobacco companies.

Our operating income could be significantly affected by regulatory initiatives resulting in a significant decrease in demand for our brands, in particular requirements that lead to a commoditization of tobacco products, as well as any significant increase in the cost of complying with new regulatory requirements.

Litigation related to cigarette smoking and exposure to environmental tobacco smoke (“ETS”) could substantially reduce our profitability and could severely impair our liquidity.

There is litigation related to tobacco products pending in certain jurisdictions. Damages claimed in some of the tobacco-related litigation are significant and, in certain cases in Brazil, Canada, Israel and Nigeria, range into the billions of dollars. We anticipate that new cases will continue to be filed. The FCTC encourages litigation against tobacco product manufacturers. It is possible that our consolidated results of operations, cash flows or financial position could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. Please see Note 10. Contingencies to our consolidated financial statements for a discussion of tobacco-related litigation.

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

Item 1A. Risk Factors.

Information regarding Risk Factors appears in “MD&A – Cautionary Factors That May Affect Future Results,” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A. Risk Factors of our Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Our share repurchase activity for each of the three months in the quarter ended March 31, 2011 was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2011 – January 31, 2011 (1)	6,155,600	$57.12	62,088,680	$8,695,437,838

February 1, 2011 – February 28, 2011 (1)	5,396,791	$61.14	67,485,471	$8,365,468,282

March 1, 2011 – March 31, 2011 (1)	10,601,912	$63.61	78,087,383	$7,691,034,565

Pursuant to Publicly Announced Plans or Programs	22,154,303	$61.21

January 1, 2011 – January 31, 2011 (3)	-	$ -

February 1, 2011 – February 28, 2011 (3)	282,095	$58.89

March 1, 2011 – March 31, 2011 (3)	5,394	$64.23

For the Quarter Ended March 31, 2011	22,441,792	$61.18

(1)

On February 11, 2010, our Board of Directors authorized a new share repurchase program of $12 billion over three years. The new program commenced in May 2010 after the completion of our previous two-year $13 billion program. These share repurchases have been made pursuant to this program.

(2)	Aggregate number of shares repurchased under the $12 billion share repurchase program as of the end of the period presented.

(3)

Shares repurchased represent shares tendered to us by employees who vested in restricted and deferred stock awards, or exercised stock options, and used shares to pay all, or a portion of, the related taxes and/or option exercise price.

Item 6.	Exhibits.

10.1	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 11, 2011).

10.2	Form of Deferred Stock Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 11, 2011).

10.3	Pension Fund of Philip Morris in Switzerland (IC) (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2010).

12	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILIP MORRIS INTERNATIONAL INC.

/s/ HERMANN WALDEMER

Hermann Waldemer
Chief Financial Officer

May 6, 2011