Form 10-Q
period 2011-06-30
Philip Morris International Inc.
filed 2011-08-05
CIK 1413329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

At July 29, 2011, there were 1,756,501,150 shares outstanding of the registrant’s common stock, no par value per share.

PHILIP MORRIS INTERNATIONAL INC.

In this report, “PMI,” “we,” “us” and “our” refers to Philip Morris International Inc. and subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$2,178	$1,703

Receivables (less allowances of $59 in 2011 and $56 in 2010)	3,443	3,009

Inventories:
Leaf tobacco	4,258	4,026
Other raw materials	1,338	1,314
Finished product	2,308	2,977

	7,904	8,317

Deferred income taxes	363	371

Other current assets	445	356

Total current assets	14,333	13,756

Property, plant and equipment, at cost	13,912	12,759
Less: accumulated depreciation	7,119	6,260

	6,793	6,499

Goodwill	10,652	10,161

Other intangible assets, net	4,020	3,873

Other assets	996	761

TOTAL ASSETS	$36,794	$35,050

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Continued)

(in millions of dollars, except share data)

(Unaudited)

	June 30, 2011	December 31, 2010
LIABILITIES
Short-term borrowings	$570	$1,747

Current portion of long-term debt	3,314	1,385

Accounts payable	1,027	835

Accrued liabilities:
Marketing and selling	472	393
Taxes, except income taxes	5,642	4,884
Employment costs	719	739
Dividends payable	1,137	1,162
Other	862	920

Income taxes	850	601

Deferred income taxes	170	138

Total current liabilities	14,763	12,804

Long-term debt	13,037	13,370

Deferred income taxes	2,067	2,027

Employment costs	1,255	1,261

Other liabilities	492	467

Total liabilities	31,614	29,929

Contingencies (Note 10)

Redeemable noncontrolling interest (Note 7)	1,204	1,188

STOCKHOLDERS’ EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2011 and 2010)
Additional paid-in capital	1,159	1,225
Earnings reinvested in the business	20,178	18,133
Accumulated other comprehensive losses	(262)	(1,140)

	21,075	18,218
Less: cost of repurchased stock (347,918,215 and 307,532,841 shares in 2011 and 2010, respectively)	17,406	14,712

Total PMI stockholders’ equity	3,669	3,506
Noncontrolling interests	307	427

Total stockholders’ equity	3,976	3,933

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,794	$35,050

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
Net revenues	$36,764	$32,970

Cost of sales	5,139	4,922

Excise taxes on products	21,700	19,413

Gross profit	9,925	8,635

Marketing, administration and research costs	3,141	2,971

Asset impairment and exit costs	17

Amortization of intangibles	48	43

Operating income	6,719	5,621

Interest expense, net	421	446

Earnings before income taxes	6,298	5,175

Provision for income taxes	1,826	1,379

Net earnings	4,472	3,796

Net earnings attributable to noncontrolling interests	144	111

Net earnings attributable to PMI	$ 4,328	$ 3,685

Per share data (Note 8):

Basic earnings per share	$ 2.42	$ 1.97

Diluted earnings per share	$ 2.42	$ 1.97

Dividends declared	$ 1.28	$ 1.16

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended June 30,

	2011	2010

Net revenues	$20,234	$17,383

Cost of sales	2,844	2,550

Excise taxes on products	11,961	10,322

Gross profit	5,429	4,511

Marketing, administration and research costs	1,692	1,582

Asset impairment and exit costs	1

Amortization of intangibles	24	23

Operating income	3,712	2,906

Interest expense, net	208	223

Earnings before income taxes	3,504	2,683

Provision for income taxes	1,019	641

Net earnings	2,485	2,042

Net earnings attributable to noncontrolling interests	76	60

Net earnings attributable to PMI	$ 2,409	$1,982

Per share data (Note 8):

Basic earnings per share	$ 1.35	$ 1.07

Diluted earnings per share	$ 1.35	$ 1.07

Dividends declared	$ 0.64	$ 0.58

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the Six Months Ended June 30, 2011 and 2010

(in millions of dollars, except per share amounts)

(Unaudited)

	PMI Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Earnings (Losses)	Cost of Repurchased Stock	Noncontrolling Interests		Total
Balances, January 1, 2010	$-	$1,403	$15,358	$(817)	$(10,228)	$429		$6,145
Comprehensive earnings:
Net earnings			3,685			102	(a)	3,787 (a)
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments, net of income taxes of ($281)				(558)		(20	)(a)	(578)
Change in net loss and prior service cost, net of income taxes of ($11)				36				36
Change in fair value of derivatives accounted for as hedges, net of income taxes of ($3)				47				47
Change in fair value of equity securities				(9)				(9)

Total other comprehensive losses			-	(484)		(20)		(504)

Total comprehensive earnings			3,685	(484)		82		3,283

Exercise of stock options and issuance of other stock awards		(136)			277			141
Dividends declared ($1.16 per share)			(2,155)					(2,155)
Payments to noncontrolling interests						(199)		(199)
Common stock repurchased					(2,838)			(2,838)

Balances, June 30, 2010	$-	$1,267	$16,888	$(1,301)	$(12,789)	$312		$4,377

Balances, January 1, 2011	$-	$1,225	$18,133	$(1,140)	$(14,712)	$427		$3,933
Comprehensive earnings:
Net earnings			4,328			94	(a)	4,422 (a)
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments, net of income taxes of $93				808		18	(a)	826
Change in net loss and prior service cost, net of income taxes of ($14)				52				52
Change in fair value of derivatives accounted for as hedges, net of income taxes of ($2)				19				19
Change in fair value of equity securities				(1)				(1)

Total other comprehensive earnings			-	878		18		896

Total comprehensive earnings			4,328	878		112		5,318

Exercise of stock options and issuance of other stock awards		(65)			210			145
Dividends declared ($1.28 per share)			(2,283)					(2,283)
Payments to noncontrolling interests						(231)		(231)
Purchase of subsidiary shares from noncontrolling interests		(1)				(1)		(2)
Common stock repurchased					(2,904)			(2,904)

Balances, June 30, 2011	$—	$1,159	$20,178	$(262)	$(17,406)	$307		$3,976

(a) For the six months ended June 30, 2010, net earnings attributable to noncontrolling interests exclude $9 million of earnings related to the redeemable noncontrolling interest, which is reported outside of the equity section in the condensed consolidated balance sheet. Currency translation adjustments also exclude $1 million of losses related to the redeemable noncontrolling interest at June 30, 2010. For the six months ended June 30, 2011, net earnings attributable to noncontrolling interests exclude $50 million of earnings related to the redeemable noncontrolling interest, which is reported outside of the equity section in the condensed consolidated balance sheet. Currency translation adjustments also exclude $2 million of gains related to the redeemable noncontrolling interest at June 30, 2011.

Total comprehensive earnings were $2,344 million and $1,257 million for the quarters ended June 30, 2011 and 2010, respectively, including $51 million and $23 million related to noncontrolling interests, respectively. Total comprehensive earnings for the quarters ended June 30, 2011 and 2010 exclude $25 million and $7 million related to the redeemable noncontrolling interest, respectively.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Six Months Ended June 30,

	2011	2010

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$4,472	$3,796

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	488	447
Deferred income tax (benefit) provision	(30)	23
Asset impairment and exit costs, net of cash paid	(8)	(33)
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	(250)	(270)
Inventories	996	1,364
Accounts payable	186	120
Income taxes	142	14
Accrued liabilities and other current assets	426	159
Pension plan contributions	(50)	(164)
Other	143	(17)

Net cash provided by operating activities	6,515	5,439

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(345)	(319)
Purchases of businesses, net of acquired cash	(62)	(1)
Other	(14)	69

Net cash used in investing activities	(421)	(251)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(in millions of dollars)

(Unaudited)

	For the Six Months Ended June 30,

	2011	2010

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Net repayment of short-term borrowings	$(1,206)	$ (890)
Long-term debt proceeds	990	1,130
Long-term debt repaid	(35)	(68)
Repurchases of common stock	(2,922)	(2,828)
Issuance of common stock	75	90
Dividends paid	(2,308)	(2,183)
Other	(292)	(255)
Net cash used in financing activities	(5,698)	(5,004)

Effect of exchange rate changes on cash and cash equivalents	79	(140)

Cash and cash equivalents:

Increase	475	44

Balance at beginning of period	1,703	1,540

Balance at end of period	$ 2,178	$ 1,584

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

Note 2. Asset Impairment and Exit Costs:

Pre-tax asset impairment and exit costs consisted of the following:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2011	2010	2011	2010
Separation programs:
European Union	$12	$-	$1	$-
Eastern Europe, Middle East & Africa	2
Asia	2
Latin America & Canada	1
Total separation programs	17	-	1	-
Asset impairment and exit costs	$17	$-	$1	$-

The pre-tax separation program charges primarily related to severance costs for factory and R&D restructurings in the European Union.

The movement in the exit cost liabilities for the six months ended June 30, 2011 was as follows:

(in millions)
Liability balance, January 1, 2011	$48
Charges	17
Cash spent	(25)
Currency/other	4
Liability balance, June 30, 2011	$44

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cash payments related to exit costs at PMI were $25 million and $20 million for the six months and three months ended June 30, 2011, respectively, and $33 million and $4 million for the six months and three months ended June 30, 2010, respectively. Future cash payments for exit costs incurred to date are expected to be approximately $44 million and will be substantially paid by the end of 2012.

Note 3. Stock Plans:

Under the Philip Morris International Inc. 2008 Performance Incentive Plan (the “Plan”), PMI may grant to certain eligible employees stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock and deferred stock units and other stock-based awards based on PMI’s common stock, as well as performance-based incentive awards. Up to 70 million shares of PMI’s common stock may be issued under the Plan. At June 30, 2011, shares available for grant under the Plan were 27,736,559.

PMI also adopted the Philip Morris International Inc. 2008 Stock Compensation Plan for Non-Employee Directors (the “Non-Employee Directors Plan”). A non-employee director is defined as each member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the Non-Employee Directors Plan. As of June 30, 2011, shares available for grant under the plan were 821,249.

During the six months ended June 30, 2011, PMI granted 3.8 million shares of restricted and deferred stock awards to eligible employees at a weighted-average grant date fair value of $59.40. PMI recorded compensation expense for restricted stock and deferred stock awards of $81 million and $63 million during the six months ended June 30, 2011 and 2010, respectively, and $43 million and $36 million during the three months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, PMI had $309 million of total unrecognized compensation cost related to non-vested restricted and deferred stock awards. The cost is recognized over the original restriction period of the awards, which is typically three years from the date of the original grant.

During the six months ended June 30, 2011, 1.7 million shares of PMI restricted stock and deferred stock awards vested. The grant date fair value of all the vested shares was approximately $81 million. The total fair value of restricted stock and deferred stock awards that vested during the six months ended June 30, 2011 was approximately $102 million.

For the six months ended June 30, 2011, the total intrinsic value of the 2.9 million PMI stock options exercised was approximately $106 million.

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

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2011	2010	2011	2010

Service cost	$3	$3	$85	$82
Interest cost	9	8	101	96
Expected return on plan assets	(8)	(7)	(156)	(144)
Amortization:
Net loss	4	2	28	21
Prior service cost			4	4
Other	1
Net periodic pension cost	$9	$6	$62	$59

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2011	2010	2011	2010

Service cost	$1	$1	$44	$41
Interest cost	5	4	52	48
Expected return on plan assets	(4)	(3)	(80)	(72)
Amortization:
Net loss	2	1	14	10
Prior service cost			2	2
Net periodic pension cost	$4	$3	$32	$29

Employer Contributions

PMI presently makes, and plans to make, contributions, to the extent that they are tax deductible and to meet specific funding requirements of its funded U.S. and non-U.S. plans. Employer contributions of $50 million were made to the pension plans during the six months ended June 30, 2011. Currently, PMI anticipates making additional contributions during the remainder of 2011 of approximately $108 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5. Goodwill and Other Intangible Assets, net:

Goodwill and other intangible assets, net, by segment were as follows:

	Goodwill		Other Intangible Assets, net
(in millions)	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
European Union	$1,595	$1,443	$713	$673
Eastern Europe, Middle East & Africa	749	702	264	263
Asia	5,182	5,004	1,728	1,661
Latin America & Canada	3,126	3,012	1,315	1,276
Total	$10,652	$10,161	$4,020	$3,873

Goodwill is due primarily to PMI’s acquisitions in Canada, Indonesia, Mexico, Greece, Serbia, Colombia and Pakistan, as well as the business combination in the Philippines in February 2010. The movement in goodwill from December 31, 2010, is as follows:

(in millions)	European Union	Eastern Europe, Middle East & Africa	Asia	Latin America & Canada	Total

Balance at December 31, 2010	$1,443	$702	$5,004	$3,012	$10,161
Changes due to:
Acquisitions		1	1	1	3
Currency	152	46	177	113	488
Balance at June 30, 2011	$1,595	$749	$5,182	$3,126	$10,652

Additional details of other intangible assets were as follows:

	June 30, 2011		December 31, 2010
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$2,258		$2,170
Amortizable intangible assets	2,106	$344	1,983	$280
Total other intangible assets	$4,364	$344	$4,153	$280

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia in 2005 and Mexico in 2007. Amortizable intangible assets primarily consist of certain trademarks, distribution networks and non-compete agreements associated with business combinations. The range of useful lives as well as the weighted-average remaining useful life of amortizable intangible assets at June 30, 2011 is as follows:

Description	Estimated Useful Lives	Weighted-Average Remaining Useful Life
Trademarks	2 - 40 years	27 years
Distribution networks	20 - 30 years	17 years
Non-compete agreements	3 - 10 years	4 years
Other (primarily farmer contracts)	12.5 - 17 years	14 years

Pre-tax amortization expense for intangible assets during the six months ended June 30, 2011 and 2010 was $48 million and $43 million, respectively, and $24 million and $23 million for the three months ended June 30, 2011 and 2010, respectively. Amortization expense for each of the next five years is estimated to be $97 million or less, assuming no additional transactions occur that require the amortization of intangible assets.

The increase in other intangible assets from December 31, 2010 was due primarily to currency movements, as well as the purchase of patent rights related to a new aerosol delivery technology that has the potential to reduce the harm of smoking.

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

PMI uses forward foreign exchange contracts, foreign currency swaps and foreign currency options, hereafter collectively referred to as foreign exchange contracts, to mitigate its exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions. The primary currencies to which PMI is exposed include the Euro, Indonesian rupiah, Japanese yen, Mexican peso, Russian ruble, Swiss franc and Turkish lira. At June 30, 2011, PMI had contracts with aggregate notional amounts of $13.6 billion. Of this amount, $2.4 billion

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

related to cash flow hedges and $11.2 billion related to other derivatives that primarily offset currency exposures on intercompany financing.

The fair value of PMI’s foreign exchange contracts included in the condensed consolidated balance sheet as of June 30, 2011 and December 31, 2010 were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Classification	Fair Value		Balance Sheet Classification	Fair Value
(in millions)		At June 30, 2011	At December 31, 2010		At June 30, 2011	At December 31, 2010
Foreign exchange contracts designated as hedging instruments	Other current assets	$ 29	$16	Other accrued liabilities	$10	$ 26

Foreign exchange contracts not designated as hedging instruments	Other current assets	121	44	Other accrued liabilities	38	77
Total derivatives		$150	$60		$48	$103

Hedging activities, which represent movement in derivatives as well as the respective underlying transactions, had the following effect on PMI’s condensed consolidated statements of earnings and other comprehensive earnings for the six months and three months ended June 30, 2011 and 2010:

(in millions)		For the Six Months Ended June 30, 2011
Gain (Loss)	Cash Flow Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$-		$-		$-
Cost of sales
Marketing, administration and research costs

Operating income	-		-		-
Interest expense, net	(16)		14		(2)

Earnings before income taxes	(16)		14		(2)
Provision for income taxes	2		(4)		(2)

Net earnings attributable to PMI	$(14)		$10		$(4)

Other Comprehensive Earnings:
Losses transferred to earnings	$16			$(2)	$14
Recognized gains	5			-	5

Net impact on equity	$21			$(2)	$19

Cumulative translation adjustment		$2			$2

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in millions)	For the Six Months Ended June 30, 2010
Gain (Loss)	Cash Flow Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$24		$-		$24
Cost of sales	(31)				(31)
Marketing, administration and research costs			(1)		(1)

Operating income	(7)		(1)		(8)
Interest expense, net	(23)		(1)		(24)

Earnings before income taxes	(30)		(2)		(32)
Provision for income taxes	2				2

Net earnings attributable to PMI	$(28)		$(2)		$(30)

Other Comprehensive Earnings:
Losses transferred to earnings	$30			$(2)	$28
Recognized gains	20			(1)	19

Net impact on equity	$50			$(3)	$47

Cumulative translation adjustment	$(4)	$25		$(10)	$11

(in millions)	For the Three Months Ended June 30, 2011
Gain (Loss)	Cash Flow Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$-		$-		$-
Cost of sales
Marketing, administration and research costs

Operating income	-		-		-
Interest expense, net	(8)		11		3

Earnings before income taxes	(8)		11		3
Provision for income taxes	1		(3)		(2)

Net earnings attributable to PMI	$(7)		$8		$1

Other Comprehensive Earnings:
Losses transferred to earnings	$8			$(1)	$7
Recognized losses	(19)			2	(17)

Net impact on equity	$(11)			$1	$(10)

Cumulative translation adjustment		$-			$-

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in millions)	For the Three Months Ended June 30, 2010
Gain (Loss)	Cash Flow Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$14		$ -		$14
Cost of sales	1				1
Marketing, administration and research costs			(1)		(1)
Operating income	15		(1)		14
Interest expense, net	(12)		1		(11)
Earnings before income taxes	3		-		3
Provision for income taxes	(1)				(1)
Net earnings attributable to PMI	$ 2		$ -		$ 2
Other Comprehensive Earnings:
Gains transferred to earnings	$(3)			$ 1	$ (2)
Recognized gains	1			1	2
Net impact on equity	$(2)			$ 2	$ -
Cumulative translation adjustment		$ -		$(6)	$(6)

Each type of hedging activity is described in greater detail below.

Cash Flow Hedges

PMI has entered into foreign exchange contracts to hedge foreign currency exchange risk related to certain forecasted transactions. The effective portion of unrealized gains and losses associated with qualifying cash flow hedge contracts is deferred as a component of accumulated other comprehensive earnings (losses) until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. During the six months and three months ended June 30, 2011 and 2010, ineffectiveness related to cash flow hedges was not material. As of June 30, 2011, PMI has hedged forecasted transactions for periods not exceeding the next twelve months. The impact of these hedges is included in operating cash flows on PMI’s condensed consolidated statements of cash flows.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the six months and three months ended June 30, 2011 and 2010, foreign exchange contracts that were designated as cash flow hedging instruments impacted the condensed consolidated statements of earnings and other comprehensive earnings as follows:

(pre-tax, in millions)	For the Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings on Derivative
		2011	2010	2011	2010

Foreign exchange contracts				$5	$20
	Net revenues	$ -	$ 24
	Cost of sales		(31)
	Interest expense, net	(16)	(23)
Total		$(16)	$(30)	$5	$20

(pre-tax, in millions)	For the Three Months Ended June 30,
Derivatives in Cash Flow Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings on Derivative
		2011	2010	2011	2010
Foreign exchange contracts				$(19)	$1
	Net revenues	$ -	$14
	Cost of sales		1
	Interest expense, net	(8)	(12)
Total		$(8)	$ 3	$(19)	$1

Hedges of Net Investments in Foreign Operations

PMI designates certain foreign currency denominated debt and forward exchange contracts as net investment hedges of its foreign operations. For the six months ended June 30, 2011 and 2010, these hedges of net investments resulted in gains (losses), net of income taxes, of ($276) million and $518 million, respectively. For the three months ended June 30, 2011 and 2010, these hedges of net investments resulted in gains (losses), net of income taxes, of ($69) million and $295 million, respectively. These gains (losses) were reported as a component of accumulated other comprehensive earnings (losses) within currency translation adjustments. For the six and three months ended June 30, 2011 and 2010, ineffectiveness related to net investment hedges was not material. Settlement of net investment hedges is included in other investing cash flows on PMI’s condensed consolidated statements of cash flows.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the six months and three months ended June 30, 2011 and 2010, foreign exchange contracts that were designated as net investment hedging instruments impacted the condensed consolidated statements of earnings and other comprehensive earnings as follows:

(pre-tax, in millions)	For the Six Months Ended June 30,
Derivatives in Net Investment Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings on Derivative
		2011	2010	2011	2010
Foreign exchange contracts				$2	$25
	Interest expense, net	$ -	$ -

(pre-tax, in millions)	For the Three Months Ended June 30,
Derivatives in Net Investment Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings on Derivative
		2011	2010	2011	2010
Foreign exchange contracts				$ -	$ -
	Interest expense, net	$ -	$ -

Other Derivatives

PMI has entered into foreign exchange contracts to hedge the foreign currency exchange risks related to inter-company loans between certain subsidiaries, and third-party loans. While effective as economic hedges, hedge accounting is not applied to these contracts and, therefore, the unrealized gains (losses) relating to these contracts are reported in PMI’s condensed consolidated statements of earnings. For the six months ended June 30, 2011 and 2010, the gains (losses) from contracts for which PMI did not apply hedge accounting were $138 million and ($77) million, respectively. For the three months ended June 30, 2011 and 2010, the gains (losses) from contracts for which PMI did not apply hedge accounting were ($157) million and ($115) million, respectively. The gains (losses) from these contracts substantially offset the losses and gains generated by the underlying intercompany and third-party loans being hedged.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As a result, for the six months and three months ended June 30, 2011 and 2010, these items affected the condensed consolidated statements of earnings as follows:

(pre-tax, in millions)
Derivatives not Designated as Hedging Instruments	Statement of Earnings Classification of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Earnings
		Six Months Ended June 30,		Three Months Ended June 30,
		2011	2010	2011	2010
Foreign exchange contracts	Marketing, administration and research costs	$ -	$(1)	$ -	$(1)
	Interest expense, net	14	(1)	11	1
Total		$14	$(2)	$11	$ -

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Earnings (Losses)

Derivative gains or losses reported in accumulated other comprehensive earnings (losses) are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2011	2010	2011	2010
Gain at beginning of period	$ 2	$19	$31	$66
Derivative losses (gains) transferred to earnings	14	28	7	(2)
Change in fair value	5	19	(17)	2
Gain as of June 30	$21	$66	$21	$66

At June 30, 2011, PMI expects $24 million of derivative gains reported in accumulated other comprehensive earnings (losses) to be reclassified to the condensed consolidated statement of earnings within the next twelve months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.

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

(in millions)
Redeemable noncontrolling interest at date of business combination	$1,170
Share of net earnings	26
Dividend payments	(24)
Currency translation	16
Redeemable noncontrolling interest at December 31, 2010	$1,188
Share of net earnings	50
Dividend payments	(36)
Currency translation	2
Redeemable noncontrolling interest at June 30, 2011	$1,204

The redeemable noncontrolling interest balance at June 30, 2010 was $1,173 million. The increase in redeemable noncontrolling interest through June 30, 2010 of $3 million was due to $9 million of net earnings, partially offset by currency translation losses of $1 million and dividend payments of $5 million.

In future periods, if the fair value of 50% of PMFTC were to drop below the redemption value of $1.17 billion, the difference would be treated as a special dividend to FTC and would reduce PMI’s earnings per share. Reductions in earnings per share may be partially or fully reversed in subsequent periods if the fair value of the redeemable noncontrolling interest increases relative to the redemption value. Such increases in earnings per share would be limited to cumulative prior reductions. At June 30, 2011, PMI determined that 50% of the fair value of PMFTC exceeded the redemption value of $1.17 billion.

Brazil:

In June 2010, PMI announced that its affiliate, Philip Morris Brasil Industria e Comercio Ltda. (“PMB”), will begin directly sourcing tobacco leaf from approximately 17,000 tobacco farmers in Southern Brazil. This initiative enhances PMI’s direct involvement in the supply chain and is expected to provide approximately 10% of PMI’s global leaf requirements. The vertically integrated structure was made possible following separate agreements with two current leaf suppliers in Brazil, Alliance One Brasil Exportadora de Tabacos Ltda. (“AOB”) and Universal Leaf Tabacos Ltda. (“ULT”). These agreements resulted in AOB assigning approximately 9,000 contracts with tobacco farmers to PMB and ULT assigning approximately 8,000 contracts with tobacco farmers to PMB. As a result, PMB offered employment to more than 200 employees, most of them agronomy specialists, and acquired related assets in Southern Brazil. The purchase price for the net assets and the contractual relationships was $83 million, which was paid in 2010. PMI accounted for these transactions as a business combination. The allocation of the purchase price was to other intangible assets ($34 million, farmers contracts), inventories ($33 million), goodwill ($18 million), property, plant and equipment ($16 million) and other non-current assets ($11 million), partially offset by other current liabilities ($29 million, which consists primarily of the total amount of bank guarantees for tobacco farmers’ rural credit facilities).

Other:

In June 2011, PMI completed the acquisition of a cigarette business in Jordan, consisting primarily of cigarette manufacturing assets and inventories, for $42 million. In January 2011, PMI acquired a cigar business, consisting primarily of trademarks in the Australian and New Zealand markets, for $20 million. The effects of these acquisitions were not material to PMI’s consolidated financial position, results of operations or cash flows.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8. Earnings Per Share:

Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2011	2010	2011	2010
Net earnings attributable to PMI	$4,328	$3,685	$2,409	$1,982
Less distributed and undistributed earnings attributable to share-based payment awards	24	17	14	9
Net earnings for basic and diluted EPS	$4,304	$3,668	$2,395	$1,973

Weighted-average shares for basic EPS	1,782	1,860	1,772	1,846
Plus incremental shares from assumed conversions:
Stock options		3		3
Weighted-average shares for diluted EPS	1,782	1,863	1,772	1,849

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

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Segment data were as follows:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2011	2010	2011	2010
Net revenues:
European Union	$14,495	$14,008	$ 8,080	$ 7,260
Eastern Europe, Middle East & Africa	8,274	7,481	4,603	4,125
Asia	9,434	7,465	5,146	3,903
Latin America & Canada	4,561	4,016	2,405	2,095
Net revenues	$36,764	$32,970	$20,234	$17,383

Earnings before income taxes:
Operating companies income:
European Union	$ 2,286	$ 2,167	$ 1,280	$ 1,105
Eastern Europe, Middle East & Africa	1,557	1,556	835	786
Asia	2,491	1,569	1,398	845
Latin America & Canada	519	455	268	238
Amortization of intangibles	(48)	(43)	(24)	(23)
General corporate expenses	(86)	(83)	(45)	(45)
Operating income	6,719	5,621	3,712	2,906
Interest expense, net	(421)	(446)	(208)	(223)
Earnings before income taxes	$ 6,298	$ 5,175	$ 3,504	$ 2,683

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

The table below lists the number of tobacco-related cases pending against us and/or our subsidiaries or indemnitees as of August 1, 2011, 2010 and 2009:

Type of Case	Number of Cases Pending as of August 1, 2011	Number of Cases Pending as of August 1, 2010	Number of Cases Pending as of August 1, 2009

Individual Smoking and Health Cases	94	116	119

Smoking and Health Class Actions	10	11	9

Health Care Cost Recovery Actions	11	10	10

Lights Class Actions	2	2	3

Individual Lights Cases (small claims court)	9	10	13

Public Civil Actions	4	9	12

Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 354 Smoking and Health, Lights, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Ten cases have had decisions in favor of plaintiffs. Six of these cases have subsequently reached final resolution in our favor and four remain on appeal. To date, we have paid total judgments including costs of approximately six thousand Euros. These payments were made in order to appeal three Italian small claims cases, two of which were subsequently reversed on appeal and one of which remains on appeal. To date, no tobacco-related case has been finally resolved in favor of a plaintiff against us, our subsidiaries or indemnitees.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below lists the verdicts and post-trial developments in the three pending cases (excluding an individual case on appeal from an Italian small claims court) in which verdicts were returned in favor of plaintiffs:

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
May 2011	Brazil/Laszlo	Individual Smoking and Health	The Civil Court of São Vicente found for plaintiff and ordered Philip Morris Brasil to pay damages of R$31,333 (approximately $20,000), plus future costs for cessation and medical treatment of smoking related diseases.	In June 2011, Philip Morris Brasil filed an appeal.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
September 2009	Brazil/Bernhardt	Individual Smoking and Health	The Civil Court of Rio de Janeiro found for plaintiff and ordered Philip Morris Brasil to pay R$13,000 (approximately $8,000) in “moral damages.”

Philip Morris Brasil filed its appeal against the decision on the merits with the Court of Appeals in November 2009. In February 2010, without addressing the merits, the Court of Appeals annulled the trial court’s decision and remanded the case to the trial court to issue a new ruling, which was required to address certain compensatory damage claims made by the plaintiff that the trial court did not address in its original ruling. In July 2010, the trial court reinstated its original decision, while specifically rejecting the compensatory damages claim. Philip Morris Brasil appealed this decision.

In March 2011, the Court of Appeals affirmed the trial court’s decision and denied Philip Morris Brasil’s appeal. The Court of Appeals increased the amount of damages awarded to the plaintiff to R$100,000 (approximately $60,000). Philip Morris Brasil filed an appeal in June 2011.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
February 2004	Brazil/The Smoker Health Defense Association (“ADESF”)	Class Action	The Civil Court of São Paulo found defendants liable without hearing evidence. The court did not assess moral or actual damages, which were to be assessed in a second phase of the case. The size of the class was not defined in the ruling.	In April 2004, the court clarified its ruling, awarding “moral damages” of R$1,000 (approximately $600) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class was not estimated. Defendants appealed to the São Paulo Court of Appeals, which annulled the ruling in November 2008, finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In May 2011, the trial court dismissed the claim. Plaintiff has appealed. In addition, the defendants filed a constitutional appeal to the Federal Supreme Tribunal on the basis that the plaintiff did not have standing to bring the lawsuit. This appeal is still pending.

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

As of August 1, 2011, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•

94 cases brought by individual plaintiffs in Argentina (43), Brazil (36), Canada (2), Chile (4), Greece (1), Italy (5), the Philippines (1), Scotland (1) and Turkey (1), compared with 116 such cases on August 1, 2010, and 119 cases on August 1, 2009; and

•	10 cases brought on behalf of classes of individual plaintiffs in Brazil (2) and Canada (8), compared with 11 such cases on August 1, 2010, and 9 such cases on August 1, 2009.

In the first class action pending in Brazil, The Smoker Health Defense Association (ADESF) v. Souza Cruz, S.A. and Philip Morris Marketing, S.A., Nineteenth Lower Civil Court of the Central Courts of the Judiciary District of São Paulo, Brazil, filed July 25, 1995, our subsidiary and another member of the industry are defendants. The plaintiff, a consumer organization, is seeking damages for smokers and former smokers and injunctive relief. The verdict and post-trial developments in this case are described in the above table.

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

In the class action in Bulgaria, Yochkolovski v. Sofia BT AD, et al., Sofia City Court, Bulgaria, filed March 12, 2008, our subsidiaries and other members of the industry were named defendants. The plaintiff brought a collective claim on behalf of classes of smokers who were allegedly misled by tar and nicotine yields printed on packages and on behalf of a class of minors who were allegedly misled by marketing. Plaintiff sought damages for economic loss, pain and suffering, medical treatment, and withdrawal from the market of all cigarettes that allegedly do not comply with tar and nicotine labeling requirements. The trial court dismissed the youth marketing claims. This decision was affirmed on appeal. The trial court also ordered plaintiff to provide additional evidence in support of the remaining claims as well as evidence of his capacity to represent the class and bear the costs of the proceedings. In November 2010, the trial court dismissed the case. Plaintiff appealed. In January 2011, plaintiff’s appeal was dismissed.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Plaintiff appealed to the Bulgarian Supreme Court. In May 2011, the Supreme Court dismissed plaintiff’s appeal. This case is now terminated and is not included in the above statistics. We will no longer report this case. Our subsidiaries were never served with the complaint.

In the first class action pending in Canada, Cecilia Letourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, our subsidiary and other Canadian manufacturers are defendants. The plaintiff, an individual smoker, is seeking compensatory and unspecified punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005. Pre-trial discovery is ongoing. Trial is scheduled to begin on October 17, 2011.

In the second class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, our subsidiary and other Canadian manufacturers are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, are seeking compensatory and unspecified punitive damages for each member of the class who allegedly suffers from certain smoking-related diseases. The class was certified in 2005. Pre-trial discovery is ongoing. Trial is scheduled to begin on October 17, 2011.

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

In the fourth class action pending in Canada, Adams v. Canadian Tobacco Manufacturers’ Council, et al., The Queen’s Bench, Saskatchewan, Canada, filed July 10, 2009, we, our subsidiaries, and our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The plaintiff, an individual smoker, alleges her own addiction to tobacco products and COPD resulting from the use of tobacco products. She is seeking compensatory and unspecified punitive damages on behalf of a proposed class comprised of all smokers who have smoked a minimum of 25,000 cigarettes and have allegedly suffered, or suffer, from COPD, emphysema, heart disease, or cancer, as well as restitution of profits. Preliminary motions are pending.

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

As of August 1, 2011, there were 11 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Canada (4), Israel (1), Nigeria (5) and Spain (1), compared with 10 such cases on August 1, 2010 and August 1, 2009.

In the first health care cost recovery case pending in Canada, Her Majesty the Queen in Right of British Columbia v. Imperial Tobacco Limited, et al., Supreme Court, British Columbia, Vancouver Registry, Canada, filed January 24, 2001, we, our subsidiaries, our indemnitee (PM USA), and other members of the industry are defendants. The plaintiff, the government of the province of British Columbia, brought a claim based upon legislation enacted by the province authorizing the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, resulting from a “tobacco related wrong.” The Supreme Court of Canada has held that the statute is constitutional. We and certain other non-Canadian defendants challenged the jurisdiction of the court. The court rejected the jurisdictional challenge, and pre-trial discovery is ongoing. The trial court also has granted plaintiff’s request that the target trial date of September 2011 be postponed indefinitely. Meanwhile, in December 2009, the British Columbia Court of Appeal ruled that the defendants could pursue a third-party claim against the government of Canada for negligently misrepresenting to defendants the efficacy of the low tar tobacco strain that the federal government developed and licensed to some of the defendants. In May 2010, the Supreme Court of Canada agreed to hear both the appeal of the Attorney General of Canada and the defendants’ cross-appeal

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

from the British Columbia Court of Appeal decision. In July 2011, the Supreme Court of Canada dismissed the third-party claims against the federal government.

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

In the case in Israel, Kupat Holim Clalit v. Philip Morris USA, et al., Jerusalem District Court, Israel, filed September 28, 1998, we, our subsidiary, and our indemnitee (PM USA), and other members of the industry are defendants. The plaintiff, a private health care provider, brought a claim seeking reimbursement of the cost of treating its members for alleged smoking-related illnesses for the years 1990 to 1998. Certain defendants filed a motion to dismiss the case. The motion was rejected, and those defendants filed a motion with the Israel Supreme Court for leave to appeal. The appeal was heard by a three-judge panel of the Supreme Court in March 2005. In July 2011, the Supreme Court issued a decision that accepted the defendants’ appeal and dismissed the case. Plaintiff may request a rehearing by the full Supreme Court.

In the first case in Nigeria, The Attorney General of Lagos State v. British American Tobacco (Nigeria) Limited, et al., High Court of Lagos State, Lagos, Nigeria, filed April 30, 2007, our subsidiary and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. In February 2008, our subsidiary was served with a Notice of Discontinuance. The claim was formally dismissed in March 2008. However, the plaintiff has since refiled its claim. Our subsidiary is in the process of making challenges to service and the court’s jurisdiction. Currently, the case is stayed in the trial court pending the appeals of certain co-defendants relating to service objections. We currently have no employees, operations or assets in Nigeria.

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

In a series of proceedings in Spain, Junta de Andalucia, et al. v. Philip Morris Spain, et al., Court of First Instance, Madrid, Spain, the first of which was filed February 21, 2002, our subsidiary and other members of the industry were defendants. The plaintiffs sought reimbursement for the cost of treating certain of their citizens for various smoking-related illnesses. In May 2004, the first instance court dismissed the initial case, finding that the State was a necessary party to the claim, and thus, the claim must be filed in the Administrative Court. The plaintiffs appealed. In February 2006, the appellate court affirmed the lower court’s dismissal. The plaintiffs then filed notice that they intended to pursue their claim in the Administrative Court against the State. Because they were defendants in the original proceeding, our subsidiary and other members of the industry filed notices with the Administrative Court that they are interested parties in the case. In September 2007, the plaintiffs filed their complaint in the Administrative Court. In November 2007, the Administrative Court dismissed the claim based on a procedural issue. The plaintiffs asked the Administrative Court to reconsider its decision dismissing the case, and that request was rejected in a ruling rendered in February 2008. Plaintiffs appealed to the Supreme Court. The Supreme Court rejected plaintiffs’ appeal in November 2009, resulting in the final dismissal of the claim. However, plaintiffs have filed a second claim in the Administrative Court against the Ministry of Economy. This second claim seeks the same relief as the original claim, but relies on a different procedural posture. The Administrative Court has recognized our subsidiary as a party in this proceeding. Our subsidiary and other defendants filed preliminary objections that resulted in a stay of the term to file the answer. In May 2011, the court rejected the defendants’ preliminary objections, but it has not yet set a deadline for defendants to file their answers.

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

As of August 1, 2011, there were a number of lights cases pending against our subsidiaries or indemnitees, as follows:

•	2 cases brought on behalf of various classes of individual plaintiffs (some overlapping) in Israel, compared with 2 such cases on August 1, 2010 and 3 such cases on August 1, 2009; and

•

9 cases brought by individuals in the equivalent of small claims courts in Italy, where the maximum damages are approximately one thousand Euros per case, compared with 10 such cases on August 1, 2010, and 13 such cases on August 1, 2009.

In the first class action pending in Israel, El-Roy, et al. v. Philip Morris Incorporated, et al., District Court of Tel-Aviv/Jaffa, Israel, filed January 18, 2004, our subsidiary and our indemnitees (PM USA and our former importer) are defendants. The plaintiffs filed a purported class action claiming that the class members were misled by the descriptor “lights” into believing that lights cigarettes are safer than full flavor cigarettes. The claim seeks recovery of the purchase price of lights cigarettes and compensation for distress for each class member. Hearings took place in November and December 2008 regarding whether the case meets the legal requirements necessary to allow it to proceed as a class action. The parties’ briefing on class certification was completed in March 2011. A hearing for final oral argument on class certification is scheduled for November 2011.

The claims in a second class action pending in Israel, Navon, et al. v. Philip Morris Products USA, et al., District Court of Tel-Aviv/Jaffa, Israel, filed December 5, 2004, against our indemnitee (our distributor) and other members of the industry are similar to those in El-Roy, and the case is currently stayed pending a ruling on class certification in El-Roy.

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

As of August 1, 2011, there were 4 public civil actions pending against our subsidiaries in Argentina (1), Brazil (1), Colombia (1) and Venezuela (1), compared with 9 such cases on August 1, 2010, and 12 such cases on August 1, 2009.

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

In a public civil action in Colombia, Morales, et al. v. Productora Tabacalera de Colombia S.A. (“Protabaco”), et al., Administrative Court of Bogotá, Colombia, filed December 19, 2007, our subsidiaries, other members of the industry, and various government entities were defendants. Plaintiffs’ alleged misleading advertising, product defect, failure to inform, and the targeting of minors in advertising and marketing. Plaintiffs sought various forms of monetary relief including a percentage of the costs incurred by the state each year for treating tobacco-related illnesses to be paid to the Ministry of Social Protection (from the date of incorporation of Coltabaco). After this initial payment, plaintiffs sought a fixed annual contribution to the government. In June 2011, the court dismissed the claim. Plaintiffs failed to appeal; therefore this case is now terminated and is not included in the above statistics. We will no longer report this case.

In another public civil action in Colombia, Ibagué Public Prosecutor v. Republic of Colombia (Ministry of Social Protection), et al., Administrative Court of Ibagué, Colombia, filed August 11, 2009, our subsidiary is a defendant. Plaintiff alleges that the public’s collective right to health, safety and enjoyment of a safe environment has been violated. Plaintiff seeks (i) a ban on the sale of cigarettes; (ii) a ban on all cigarette advertising and promotion; (iii) the development of strategies to rehabilitate smoking addicts; and (iv) the implementation of a program designed to eradicate smoking in Colombia within a “reasonable” period of time. In November 2010, the trial court dismissed the case. Plaintiff has appealed. Our subsidiary has not yet been served with the complaint.

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

Tax: In Brazil, there are 110 tax cases involving Philip Morris Brasil S.A. and Ltda. relating to the payment of state tax on the sale and transfer of goods and services, federal social contributions, excise, social security and income tax, and other matters. Fifty-five of these cases are under administrative review by the relevant fiscal authorities and 55 are under judicial review by the courts.

Employment: Our subsidiaries, Philip Morris Brasil S.A. and Philip Morris Brasil Ltda, are defendants in various individual employment cases resulting, among other things, from the termination of employment in connection with the shut-down of one of our factories in Brazil.

Third-Party Guarantees

At June 30, 2011, PMI’s third-party guarantees were $8 million, all of which expire by 2015. PMI is required to perform under these guarantees in the event that a third party fails to make contractual payments. PMI does not have a liability on its condensed consolidated balance sheet at June 30, 2011, as the fair value of these guarantees is insignificant due to the fact that the probability of future payments under these guarantees is remote.

Note 11. Income Taxes:

Income tax provisions for jurisdictions outside the United States, as well as state and local income tax provisions, were determined on a separate company basis and the related assets and liabilities were recorded in PMI’s condensed consolidated balance sheets.

PMI’s effective tax rates for the six months and three months ended June 30, 2011 were 29.0% and 29.1%, respectively. PMI’s effective tax rates for the six months and three months ended June 30, 2010 were 26.6% and 23.9%, respectively. The effective tax rate for the six months ended June 30, 2011 was favorably impacted by an enacted decrease in corporate income tax rates in Greece ($11 million) and the reversal of a valuation allowance in Brazil ($15 million). The effective tax rate for the three months ended June 30, 2011 was favorably impacted by the reversal of a valuation allowance in Brazil ($15 million). The effective tax rates for the six months and three months ended June 30, 2010 were favorably impacted by the reversal of tax reserves ($148 million) following the conclusion of the IRS examination of Altria Group, Inc.’s consolidated tax returns for the years 2000 through 2003, partially offset by the negative impact of an enacted increase in corporate income tax rates in Greece ($21 million) and the net result of an audit in Italy ($6 million). The effective tax rates are based on PMI’s full-year geographic earnings mix projections and cash repatriation plans. Changes in earnings mix or in cash repatriation plans could have an impact on the effective tax rates, which PMI monitors each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

PMI is regularly examined by tax authorities around the world. It is reasonably possible that within the next twelve months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of the change cannot be made at this time.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12. Indebtedness:

Short-term Borrowings:

At June 30, 2011 and December 31, 2010, PMI’s short-term borrowings, consisting of commercial paper and bank loans to certain PMI subsidiaries, had a carrying value of $570 million and $1,747 million, respectively. The fair value of PMI’s short-term borrowings, based on current market interest rates, approximates carrying value.

Long-term Debt:

At June 30, 2011 and December 31, 2010, PMI’s long-term debt consisted of the following:

(in millions)	June 30, 2011	December 31, 2010
U.S. dollar notes, 2.500% to 6.875% (average interest rate 5.363%), due through 2038	$ 9,184	$ 8,190
Foreign currency obligations:
Euro notes payable (average interest rate 5.240%), due through 2016	5,390	4,899
Swiss franc notes payable (average interest rate 3.625%), due through 2013	1,199	1,050
Other (average interest rate 2.499%), due through 2024	578	616
	16,351	14,755
Less current portion of long-term debt	3,314	1,385
	$ 13,037	$ 13,370

Other foreign currency debt includes capital lease obligations and mortgage debt.

In May 2011, PMI issued $650 million of 2.500% U.S. dollar notes due May 2016 and $350 million of 4.125% U.S. dollar notes due May 2021. Interest on these notes is payable semiannually beginning in November 2011. The net proceeds from the sale of these securities ($990 million) were used to meet PMI’s working capital requirements, to repurchase PMI’s common stock, to refinance debt and for general corporate purposes.

Credit Facilities:

At June 30, 2011, PMI’s total committed credit facilities were $5.2 billion, and there were no borrowings outstanding under these committed credit facilities.

In May 2011, PMI entered into an agreement with certain financial institutions to extend the expiration date for its $2.5 billion revolving credit facility from September 30, 2013, to March 31, 2015.

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

Derivative Financial Instruments – Foreign Exchange Contracts

PMI assesses the fair value of its derivative financial instruments, which consist of foreign exchange forward contracts, foreign currency swaps and foreign currency options, using internally developed models that use, as their basis, readily observable market inputs. The fair value of PMI’s foreign exchange forward contracts is determined by using the prevailing foreign exchange spot rates and interest rate differentials, and the respective maturity dates of the instruments. The fair value of PMI’s currency options is determined by using a Black-Scholes methodology based on foreign exchange spot rates and interest rate differentials, currency volatilities and maturity dates. PMI’s derivative financial instruments have been classified within Level 2 in the table shown below. See Note 6. Financial Instruments for an additional discussion of derivative financial instruments.

Debt

The fair value of PMI’s outstanding debt, as utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. The aggregate carrying value of PMI’s debt, excluding short-term borrowings and $110 million of capital lease obligations, was $16,241 million at June 30, 2011. The fair value of PMI’s outstanding debt, excluding the aforementioned short-term borrowings and capital lease obligations has been classified within Level 1 and Level 2 in the table shown below.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The aggregate fair value of PMI’s derivative financial instruments and debt as of June 30, 2011, was as follows:

(in millions)	Fair Value at June 30, 2011	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$ 150	$ -	$ 150	$ -
Total assets	$ 150	$ -	$ 150	$ -
Liabilities:
Debt	$ 17,548	$ 17,075	$ 473	$ -
Foreign exchange contracts	48		48
Total liabilities	$ 17,596	$ 17,075	$ 521	$ -

Note 14. Accumulated Other Comprehensive Earnings (Losses):

PMI’s accumulated other comprehensive earnings (losses), net of taxes, consisted of the following:

(in millions)	At June 30, 2011	At December 31, 2010	At June 30, 2010

Currency translation adjustments	$ 1,315	$ 507	$ 3

Pension and other benefits	(1,598)	(1,650)	(1,372)

Derivatives accounted for as hedges	21	2	66

Equity securities		1	2
Total accumulated other comprehensive losses	$ (262)	$ (1,140)	$ (1,301)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Our Company

We are a holding company whose subsidiaries and affiliates, and their licensees, are engaged in the manufacture and sale of cigarettes and other tobacco products in markets outside the United States of America. We manage our business in four segments:

—	European Union;
—	Eastern Europe, Middle East & Africa (EEMA);
—	Asia; and
—	Latin America & Canada.

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

Consolidated Operating Results for the Six Months Ended June 30, 2011 – The changes in our reported net earnings attributable to PMI and diluted earnings per share (“diluted EPS”) for the six months ended June 30, 2011, from the comparable 2010 amounts, were as follows:

(in millions, except per share data)	Net Earnings Attributable to PMI	Diluted EPS
For the six months ended June 30, 2010	$3,685	$1.97

2011 Asset impairment and exit costs	(11)	(0.01)
2011 Tax items	26	0.02
Subtotal 2011 items	15	0.01

2010 Tax items	(121)	(0.07)

Currency	291	0.16
Interest	19	0.01
Change in tax rate	(26)	(0.01)
Impact of lower shares outstanding and share-based payments	7	0.10
Operations	458	0.25
For the six months ended June 30, 2011	$4,328	$2.42

Asset Impairment and Exit Costs – During 2011, we recorded pre-tax asset impairment and exit costs of $17 million ($11 million after tax) primarily related to severance costs for factory and R&D restructurings in the European Union.

Income Taxes – Our effective income tax rate for the six months ended June 30, 2011 increased 2.4 percentage points to 29.0%. The effective tax rate for the six months ended June 30, 2011 was favorably impacted by an enacted decrease in corporate income tax rates in Greece ($11 million) and the reversal of a valuation allowance in Brazil ($15 million). The effective tax rate for the six months ended June 30, 2010 was favorably impacted by the reversal of tax reserves ($148 million) following the conclusion of the IRS examination of Altria Group, Inc.’s consolidated tax returns for the years 2000 through 2003, partially offset by the negative impact of an enacted increase in corporate income tax rates in Greece ($21 million) and the net result of an audit in Italy ($6 million).

Currency – The favorable currency impact during the reporting period was due primarily to the Australian dollar, Canadian dollar, the Euro, Indonesian rupiah, Japanese yen and the Mexican peso, partially offset by the Swiss franc.

Interest – The favorable impact of interest was due primarily to lower average interest rates on debt and higher interest income, partially offset by higher average debt levels.

Lower Shares Outstanding and Share-Based Payments – The favorable EPS impact was due to the repurchase of our common stock pursuant to our share repurchase programs.

Operations – The increase in our operations reflected in the table above was due primarily to the following:

—

Asia: Higher pricing and favorable volume/mix (mainly in Japan, reflecting increased shipments in response to in-market shortages of competitors’ products), partially offset by higher manufacturing costs (including higher air freight costs related to the increased shipments for Japan) and higher marketing, administration and research costs; and

—	Latin America & Canada: Higher pricing, partially offset by unfavorable volume/mix, higher manufacturing costs and higher marketing, administration and research costs.

At this stage, we estimate that our diluted EPS benefited in the first half of the year by a range of approximately $0.10 to $0.12 as a result of the shortages of competitors’ products in Japan at prevailing prices.

Consolidated Operating Results for the Three Months Ended June 30, 2011 – The changes in our reported net earnings attributable to PMI and diluted EPS for the three months ended June 30, 2011, from the comparable 2010 amounts, were as follows:

(in millions, except per share data)	Net Earnings Attributable to PMI	Diluted EPS
For the three months ended June 30, 2010	$1,982	$1.07

2011 Asset impairment and exit costs	(1)	-
2011 Tax items	15	0.01
Subtotal 2011 items	14	0.01

2010 Tax items	(121)	(0.07)

Currency	235	0.13
Interest	15	0.01
Change in tax rate	(35)	(0.02)
Impact of lower shares outstanding and share-based payments	5	0.05
Operations	314	0.17
For the three months ended June 30, 2011	$2,409	$1.35

Income Taxes – Our effective income tax rate for the three months ended June 30, 2011 increased 5.2 percentage points to 29.1%. The effective tax rate for the three months ended June 30, 2011 was favorably impacted by the reversal of a valuation allowance in Brazil ($15 million). The effective tax rate for the three months ended June 30, 2010 was favorably impacted by the reversal of tax reserves ($148 million) following the conclusion of the IRS examination of Altria Group, Inc.’s consolidated tax returns for the years 2000 through 2003, partially offset by the negative impact of an enacted increase in corporate income tax rates in Greece ($21 million) and the net result of an audit in Italy ($6 million).

Currency – The favorable currency impact during the reporting period was due primarily to the Australian dollar, Canadian dollar, the Euro, Indonesian rupiah, Japanese yen and the Russian ruble, partially offset by the Swiss franc.

Interest – The favorable impact of interest was due primarily to lower average interest rates on debt and higher interest income, partially offset by higher average debt levels.

Lower Shares Outstanding and Share-Based Payments – The favorable EPS impact was due to the repurchase of our common stock pursuant to our share repurchase programs.

Operations – The increase in our operations reflected in the table above was due primarily to the following:

—

Asia: Higher pricing, and favorable volume/mix (mainly in Japan, reflecting increased shipments in response to in-market shortages of competitors’ products), partially offset by higher manufacturing costs (including higher air freight costs related to the increased shipments for Japan) and higher marketing, administration and research costs;

—	Eastern Europe, Middle East & Africa: Higher pricing and favorable volume/mix, partially offset by higher manufacturing costs and higher marketing, administration and research costs;

—	European Union: Higher pricing and lower marketing, administration and research costs, partially offset by unfavorable volume/mix and higher manufacturing costs; and

—	Latin America & Canada: Higher pricing, partially offset by unfavorable volume/mix and higher manufacturing costs.

For further details, see the “Consolidated Operating Results” and “Operating Results by Business Segment” sections of the following “Discussion and Analysis.”

2011 Forecasted Results – On July 21, 2011, we increased our forecast for 2011 full-year reported diluted EPS by $0.15 to a range of $4.70 to $4.80, up by approximately 20% to 22.5% versus $3.92 in 2010. Approximately $0.10 of the increased guidance are attributable to an improved business outlook, driven largely by Japan, and approximately $0.05 reflect favorable currency at prevailing rates. Excluding a total favorable currency impact of approximately $0.25 for the full-year 2011, reported diluted earnings per share are projected to increase by approximately 13.5% to 16.0%, or by approximately 15.0% to 17.5% versus adjusted diluted earnings per share of $3.87 in 2010. We calculated 2010 adjusted diluted EPS as reported diluted EPS of $3.92, less the $0.07 per share benefit of discrete tax items, plus the $0.02 per share charge related to asset impairment and exit costs. The 2011 guidance excludes the impact of any potential future acquisitions, asset impairment and exit cost charges, and any unusual events. The factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast.

Adjusted diluted EPS is not a U.S. GAAP measure. We define adjusted diluted EPS as reported diluted EPS adjusted for asset impairment and exit costs, discrete tax items and unusual items. We believe it is appropriate to disclose this measure as it represents core earnings, improves comparability and helps investors analyze business performance and trends. Adjusted diluted EPS should be considered neither in isolation nor as a substitute for reported diluted EPS prepared in accordance with U.S. GAAP.

Discussion and Analysis

Consolidated Operating Results

See pages 70-74 for a discussion of our Cautionary Factors That May Affect Future Results. Our cigarette volume, net revenues, excise taxes on products and operating companies income by segment were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2011	2010	2011	2010

Cigarette volume:
European Union	105,715	111,353	57,193	59,024
Eastern Europe, Middle East & Africa	138,979	142,037	75,336	77,892
Asia	156,134	141,400	84,042	78,185
Latin America & Canada	48,269	50,904	24,606	25,858
Total cigarette volume	449,097	445,694	241,177	240,959

Net revenues:
European Union	$ 14,495	$ 14,008	$ 8,080	$ 7,260
Eastern Europe, Middle East & Africa	8,274	7,481	4,603	4,125
Asia	9,434	7,465	5,146	3,903
Latin America & Canada	4,561	4,016	2,405	2,095
Net revenues	$ 36,764	$ 32,970	$ 20,234	$ 17,383

Excise taxes on products:
European Union	$ 9,997	$ 9,529	$ 5,583	$ 4,965
Eastern Europe, Middle East & Africa	4,575	3,846	2,591	2,236
Asia	4,175	3,469	2,210	1,780
Latin America & Canada	2,953	2,569	1,577	1,341
Excise taxes on products	$ 21,700	$ 19,413	$ 11,961	$ 10,322

Operating income:
Operating companies income:
European Union	$ 2,286	$ 2,167	$ 1,280	$ 1,105
Eastern Europe, Middle East & Africa	1,557	1,556	835	786
Asia	2,491	1,569	1,398	845
Latin America & Canada	519	455	268	238
Amortization of intangibles	(48)	(43)	(24)	(23)
General corporate expenses	(86)	(83)	(45)	(45)
Operating income	$ 6,719	$ 5,621	$ 3,712	$ 2,906

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

Consolidated Operating Results for the Six Months Ended June 30, 2011

The following discussion compares our consolidated operating results for the six months ended June 30, 2011, with the six months ended June 30, 2010.

Our cigarette shipment volume of 449.1 billion units increased 3.4 billion (0.8%), due primarily to gains in:

—

Asia, primarily driven by growth in Indonesia, the favorable impact of the business combination in the Philippines, market share gains in Korea and increased volume in Japan as a result of in-market shortages of competitors’ products; partly offset by lower market share in Pakistan.

These gains were partially offset by declines in:

—

the European Union, primarily reflecting lower total markets, notably in Greece and Spain; and lower market share, mainly in the Czech Republic, Italy and Poland; partly offset by total market growth in Germany;

—

EEMA, primarily due to Libya, reflecting the suspension of our business activities following the imposition of trade sanctions by the U.S.; Russia and Serbia, due to a lower market and market share; and Ukraine, due to the unfavorable impact of steep tax-driven price increases in 2010, and a lower total market and market share; partly offset by growth in Algeria, Romania and Turkey; and

—

Latin America & Canada, due mainly to Mexico, reflecting a lower total market and the depletion of trade inventories established ahead of the January 1, 2011, excise tax increase, partly offset by growth in Argentina.

Excluding acquisitions (primarily the business combination with Fortune Tobacco Corporation in the Philippines), our cigarette shipment volume was down 1.5%.

Our market share performance was stable or registered growth, in a number of markets, including Algeria, Belgium, Egypt, France, Germany, Hong Kong, Indonesia, Japan, Korea, Mexico, the Netherlands, the Philippines, Singapore, Thailand and Turkey.

Total cigarette shipments of Marlboro of 146.7 billion units were down by 1.3%, due primarily to decreases in the European Union of 4.8%, mainly reflecting a lower total market in Greece and Spain, and in Latin America & Canada, of 5.5%, due to the unfavorable impact of the aforementioned excise tax increase in Mexico. These declines were partially offset by growth in: Asia, of 3.4%, primarily reflecting growth in Indonesia, Korea, the Philippines, and Vietnam; and EEMA, of 1.0%, primarily due to Algeria, reflecting strong share growth, and Romania, reflecting a higher total market as a result of lower illicit trade.

Total cigarette shipments of L&M of 44.3 billion units were up by 2.4%, due to growth in the European Union of 2.9%, notably in Germany, and in EEMA of 2.6%, led by Turkey.

Total Chesterfield cigarette shipments of 17.8 billion units were down by 3.0%, driven by declines in Spain and Ukraine, partially offset by growth, mainly in Germany, Poland and Portugal. Total cigarette shipments of Parliament of 18.8 billion units were up by 6.7%, driven primarily by growth in Kazakhstan, Korea and Turkey, partially offset by a decline in Japan. Total cigarette shipments of Lark of 16.6 billion units increased by 3.3%, due primarily to gains in Japan, partly offset by a decline in Turkey. Total cigarette shipments of Bond Street of 21.5 billion units decreased by 0.3%, driven by declines in Hungary, Turkey and Ukraine; partly offset by gains in Kazakhstan and Russia.

Total shipment volume of other tobacco products (“OTP”), in cigarette equivalent units, grew by 4.3%, and 4.2% excluding acquisitions.

Total shipment volume for cigarettes and OTP was up by 0.9%, or down by 1.3% excluding acquisitions.

Our net revenues and excise taxes on products were as follows:

	For the Six Months Ended June 30,
(in millions)	2011	2010	Variance	%

Net revenues	$ 36,764	$ 32,970	$ 3,794	11.5%
Excise taxes on products	21,700	19,413	2,287	11.8%
Net revenues, excluding excise taxes on products	$ 15,064	$ 13,557	$ 1,507	11.1%

Currency movements increased net revenues by $1.0 billion and net revenues excluding excise taxes on products by $511 million. The $511 million increase was due primarily to the Australian dollar, Canadian dollar, the Euro, Indonesian rupiah, Japanese yen, Mexican peso, Russian ruble and the Swiss franc.

Net revenues, which include excise taxes billed to customers, increased $3.8 billion (11.5%). Excluding excise taxes, net revenues increased $1.5 billion (11.1%) to $15.1 billion. This increase was due to:

—	price increases ($1.1 billion),
—	favorable currency ($511 million) and
—	the impact of acquisitions ($108 million), partially offset by
—	unfavorable volume/mix ($182 million).

Excise taxes on products increased $2.3 billion (11.8%), due to:

—	higher excise taxes resulting from changes in retail prices and tax rates ($1.6 billion),
—	currency movements ($511 million),
—	volume/mix ($163 million) and
—	the impact of acquisitions ($45 million).

Governments have consistently increased excise taxes in most of the markets in which we operate. As discussed under the caption “Business Environment,” we expect excise taxes to continue to increase.

Our cost of sales; marketing, administration and research costs; and operating income were as follows:

	For the Six Months Ended June 30,
(in millions)	2011	2010	Variance	%

Cost of sales	$ 5,139	$ 4,922	$ 217	4.4%

Marketing, administration and research costs	3,141	2,971	170	5.7%

Operating income	6,719	5,621	1,098	19.5%

Cost of sales increased $217 million (4.4%), due to:

—	higher manufacturing costs ($140 million, including incremental air freight costs related to additional shipments to Japan),
—	the impact of acquisitions ($76 million) and
—	currency movements ($27 million), partially offset by
—	volume/mix ($26 million).

Marketing, administration and research costs increased $170 million (5.7%), due to:

—	currency ($101 million),
—	higher expenses ($60 million) and
—	the impact of acquisitions ($9 million).

Operating income increased $1.1 billion (19.5%). This increase was due primarily to:

—	price increases ($1.1 billion),
—	favorable currency ($382 million) and
—	the impact of acquisitions ($23 million), partially offset by
—	unfavorable volume/mix ($156 million),
—	higher manufacturing expenses ($140 million),
—	higher marketing, administration and research costs ($60 million) and
—	the 2011 pre-tax charges for asset impairment and exit costs ($17 million).

Interest expense, net, of $421 million decreased $25 million, due primarily to lower average interest rates on debt and higher interest income, partially offset by higher average debt levels.

Our effective tax rate increased 2.4 percentage points to 29.0%. The effective tax rate for the six months ended June 30, 2011 was favorably impacted by an enacted decrease in corporate income tax rates in Greece ($11 million) and the reversal of a valuation allowance in Brazil ($15 million). The effective tax rate for the six months ended June 30, 2010 was favorably impacted by the reversal of tax reserves ($148 million) following the conclusion of the IRS examination of Altria Group, Inc.’s consolidated tax returns for the years 2000 through 2003, partially offset by the negative impact of an enacted increase in corporate income tax rates in Greece ($21 million) and the net result of an audit in Italy ($6 million). The effective tax rate is based on our full-year geographic earnings mix and cash repatriation plans. Changes in our cash repatriation plans could have an impact on the effective tax rate, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

We are regularly examined by tax authorities around the world. It is reasonably possible that within the next twelve months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of the change cannot be made at this time.

Net earnings attributable to PMI of $4.3 billion increased $643 million (17.4%). This increase was due primarily to higher operating income, partially offset by a higher effective tax rate. Diluted and basic EPS of $2.42 increased by 22.8%. Excluding a favorable currency impact of $0.16, diluted EPS increased 14.7%.

Consolidated Operating Results for the Three Months Ended June 30, 2011

The following discussion compares our consolidated operating results for the three months ended June 30, 2011, with the three months ended June 30, 2010.

Our cigarette shipment volume of 241.2 billion units increased 0.2 billion (0.1%), due primarily to gains in:

—	Asia, primarily driven by double-digit growth in Indonesia and Korea, as well as increased volume in Japan due primarily to in-market shortages of competitors’ products.

These gains were partially offset by declines in:

—

the European Union, primarily due to lower total markets, mainly in Spain, lower market share, mainly in Poland, and unfavorable distributor inventory movements, partly offset by total market growth in Germany;

—

EEMA, primarily due to: a lower total market in Russia and a lower total market and share in Ukraine; the suspension of our business activities in Libya following the imposition of trade sanctions by the U.S.; and an unfavorable comparison with the second quarter of 2010 in Ukraine, impacted by trade inventory movements; partly offset by growth in Algeria and Turkey; and

—

Latin America & Canada, due mainly to: Mexico, reflecting a lower total market resulting from the significant January 1, 2011 excise tax increase; and Brazil, reflecting the depletion of trade inventories established ahead of the April 2011 price increase; partly offset by growth in Argentina.

Excluding acquisitions, our cigarette shipment volume increased 0.1%.

Our market share performance was stable or registered growth, in a number of markets, including Algeria, Austria, Belgium, Canada, Egypt, France, Germany, Hong Kong, Indonesia, Japan, Korea, Mexico, the Netherlands, the Philippines, Singapore, Thailand and Turkey.

Total cigarette shipments of Marlboro of 78.1 billion units were up by 0.2%, driven primarily by growth in EEMA of 0.9%, in particular in Algeria, and in Asia of 5.9%, notably in Indonesia, Japan, Korea and Vietnam. The growth was partly offset by decreases: in the European Union of 3.3%, reflecting mainly lower total markets and share, primarily in Portugal and Spain; and in Latin America & Canada of 2.8%, due mainly to the unfavorable impact of the aforementioned excise tax increase in Mexico.

Total cigarette shipments of L&M of 23.9 billion units were up by 3.1%, driven by growth in the European Union of 5.4%, primarily in Germany and Greece, and in EEMA of 3.6%, due primarily to Turkey.

Total cigarette shipments of Chesterfield of 9.8 billion units were down by 4.9%, with declines, primarily in Spain and Ukraine, partly offset by growth, mainly in Portugal. Total cigarette shipments of Parliament of 10.3 billion units were up by 4.9%, driven by growth in the European Union, EEMA and Latin America & Canada.

Total cigarette shipments of Lark of 10.1 billion units increased by 10.2%, due primarily to growth in Japan, partly offset by a decline in Turkey. Total cigarette shipments of Bond Street of 12.0 billion units decreased by 2.3%, due mainly to declines in Turkey and Ukraine, partly offset by growth in Russia and Kazakhstan.

Total shipment volume of other tobacco products (OTP), in cigarette equivalent units, excluding acquisitions, grew by 7.9%, primarily in Belgium, France and Germany.

Total shipment volume for cigarettes and OTP combined was up by 0.2%, excluding acquisitions.

Our net revenues and excise taxes on products were as follows:

	For the Three Months Ended June 30,
(in millions)	2011	2010	Variance	%

Net revenues	$ 20,234	$ 17,383	$ 2,851	16.4%
Excise taxes on products	11,961	10,322	1,639	15.9%
Net revenues, excluding excise taxes on products	$ 8,273	$ 7,061	$ 1,212	17.2%

Currency movements increased net revenues by $1.1 billion and net revenues, excluding excise taxes on products by $494 million. The $494 million increase was due primarily to the Australian dollar, Canadian dollar, the Euro, Indonesian rupiah, Japanese yen, Mexican peso, Russian ruble and the Swiss franc.

Net revenues, which include excise taxes billed to customers, increased $2.9 billion (16.4%). Excluding excise taxes, net revenues increased $1.2 billion (17.2%) to $8.3 billion. This increase was due primarily to:

—	price increases ($617 million),
—	favorable currency ($494 million) and
—	favorable volume/mix ($98 million).

Excise taxes on products increased $1.6 billion (15.9%), due to:

—	higher excise taxes resulting from changes in retail prices and tax rates ($758 million),
—	currency movements ($653 million) and
—	volume/mix ($224 million).

Our cost of sales; marketing, administration and research costs; and operating income were as follows:

	For the Three Months Ended June 30,
(in millions)	2011	2010	Variance	%

Cost of sales	$ 2,844	$ 2,550	$ 294	11.5%

Marketing, administration and research costs	1,692	1,582	110	7.0%

Operating income	3,712	2,906	806	27.7%

Cost of sales increased $294 million (11.5%), due to:

—	higher manufacturing costs ($140 million, including incremental air freight costs),
—	currency movements ($100 million) and
—	volume/mix ($54 million).

Marketing, administration and research costs increased $110 million (7.0%), due primarily to:

—	currency ($80 million) and
—	higher expenses ($27 million).

Operating income increased $806 million (27.7%). This increase was due primarily to:

—	price increases ($617 million),
—	favorable currency ($313 million) and
—	favorable volume/mix ($44 million), partially offset by
—	higher manufacturing costs ($140 million) and
—	higher marketing, administrative and research costs ($27 million).

Interest expense, net, of $208 million decreased $15 million, due primarily to lower average interest rates on debt and higher interest income, partially offset by higher average debt levels.

Our effective tax rate increased 5.2 percentage points to 29.1%. The effective tax rate for the three months ended June 30, 2011 was favorably impacted by the reversal of a valuation allowance in Brazil ($15 million). The effective tax rate for the three months ended June 30, 2010 was favorably impacted by the reversal of tax reserves ($148 million) following the conclusion of the IRS examination of Altria Group, Inc.’s consolidated tax returns for the years 2000 through 2003, partially offset by the negative impact of an enacted increase in corporate income tax rates in Greece ($21 million) and the net result of an audit in Italy ($6 million). The effective tax rate is based on our full-year geographic earnings mix and cash repatriation plans. Changes in our cash repatriation plans could have an impact on the effective tax rate, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

Net earnings attributable to PMI of $2.4 billion increased $427 million (21.5%). This increase was due primarily to higher operating income, partially offset by a higher effective tax rate. Diluted and basic EPS of $1.35 increased by 26.2%. Excluding a favorable currency impact of $0.13, diluted EPS increased 14.0%.

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

Framework Convention on Tobacco Control: The World Health Organization’s (“WHO”) Framework Convention on Tobacco Control (“FCTC”) entered into force in February 2005. As of August 2011, 173 countries, as well as the European Community, have become Parties to the FCTC. The FCTC is the first international public health treaty, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and, in certain instances, requires) Parties to have in place or enact legislation that would:

•	establish specific actions to prevent youth smoking;

•	restrict and/or eliminate all tobacco product advertising, marketing, promotions and sponsorships;

•	initiate public education campaigns to inform the public about the health consequences of smoking and the benefits of quitting;

•	implement regulations imposing product testing, disclosure and performance standards;

•	impose health warning requirements on packaging;

•	adopt measures aimed at eliminating cigarette smuggling and counterfeit cigarettes;

•	restrict smoking in public places;

•	implement public health-based fiscal policies (tax and price measures);

•	adopt and implement measures that ensure that packaging and labeling, including descriptive terms, do not create the false impression that one brand of cigarettes is safer than another;

•	phase out or restrict duty free tobacco sales; and

•	encourage litigation against tobacco product manufacturers.

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

In November 2010, the fourth session of the CoP adopted “partial” and “provisional” guidelines on Articles 9 and 10 of the FCTC (regulation of contents and disclosure of tobacco products). Among other things, these guidelines recommend that Parties implement measures to prohibit or restrict ingredients and colorings that may increase the palatability or attractiveness of tobacco products. The CoP determined that these guidelines will have to be periodically re-assessed “in light of the scientific evidence and country experience” and mandated that the Working Group on Articles 9 and 10 present a set of recommendations focused on toxicity and addictiveness to the fifth session of the CoP in 2012. As discussed in more detail below, we oppose banning ingredients on the basis of reducing the palatability or attractiveness of tobacco products.

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

EU Tobacco Products Directive: In 2010, the European Commission conducted a public consultation on the revision of the EU Tobacco Products Directive (2001/37/EC), seeking a “wide range of views … on factors such as labeling and health warnings on tobacco packets and additives used as tobacco ingredients.” Policy options submitted for comment included measures we oppose, such as plain packaging, point of sale display ban, an ingredients ban, and oversized mandatory pictorial health warnings, covering 75% of the front and 100% of the back of cigarette packs. The European Commission stated that over 85,000 submissions have been made in response to the public consultation.

The Commission has stated that it hopes to make a proposal for amending the EU Tobacco Products Directive in 2012. Thereafter, the proposal requires approval by the European Parliament and the Council of Ministers, a process which is expected to take several years. It is not possible to predict what amendments, if any, will be proposed and ultimately adopted.

Plain Packaging: As noted above, the FCTC’s CoP adopted Guidelines recommending plain packaging. While to date no country has implemented this measure, plain packaging proposals have received support by tobacco control advocates as well as some individual legislators and public health officials in various countries, and, in Australia, they have led to specific legislative initiatives. We strongly oppose plain packaging, which would not only constitute an expropriation of our valuable trademarks, but would be a pure and simple confiscation of the core of our business. Transforming the industry into a low price commodity business will not reduce consumption, smoking incidence or initiation. Indeed, plain packaging is a misguided measure that will undermine the public health objectives of its proponents. Furthermore, it will impair free competition, jeopardize freedom of trade, stifle product innovation and spur illicit trade and counterfeit activity to the detriment of the legitimate industry, its entire supply chain and government revenues. Moreover, the imposition of plain packaging would violate the terms of international treaties governing the protection of industrial property and the trade-related aspects of intellectual property rights. We will take all steps necessary to ensure that all constituencies understand the adverse consequences of plain packaging, and to obtain all protection and relief to which we are entitled under the law.

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

In July 2011, the Australian Government introduced legislation and draft regulations into Parliament that would mandate plain packaging for all tobacco products in 2012. The proposed legislation authorizes the Department of Health to ban the use of company branding, logos and colors on packaging other than the brand name and variant which may be printed only in specified locations and in uniform font. Although not specified in the draft, the

Government has stated that the regulations will mandate that all packaging be colored a particular shade of dark olive brown to decrease the appeal and attractiveness of tobacco packaging. Packs would be required to be a rectangular box made of cardboard with a flip-top opening, but final specifications for shape, size and opening will be established by regulation. Branding, colors and design features would also be banned from use on individual cigarettes. The Government announced that, concurrently with the implementation of plain packaging, it intends to amend the health warning regulations to mandate increased front of the pack warnings from 30% to 75% and change the content of the graphic and textual warnings to make them more impactful. The Australian Parliament is expected to vote on the plain packaging proposal in the second half of August 2011. In June 2011, our subsidiary, Philip Morris Asia Limited, served a notice of claim on the Government stating its intention to take Australia to international arbitration pursuant to the Hong Kong-Australia Bilateral Investment Treaty over plans to introduce plain packaging for tobacco products. If an amicable settlement cannot be reached within a mandatory period of three months from service of the notice, we will proceed to the next step of initiating formal arbitration proceedings.

Brand Descriptors:  Many countries, and the EU, prohibit or are in the process of prohibiting descriptors such as “lights,” “mild” and “low tar.” The FCTC requires the Parties to adopt and implement measures to ensure that tobacco product packaging and labeling, including descriptive terms, do not create “the false impression that a particular tobacco product is less harmful than other tobacco products.”

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

Testing and Reporting of Other Smoke Constituents: Several countries, including Brazil, Canada, and Taiwan, require manufacturers to test and report to regulators certain by-brand yields of other smoke constituents from the 45 to 80 that have been identified as potential causes of tobacco-related diseases. We measure many of these constituents for our product research and development purposes and support efforts to develop reasonable regulation in this area. However, there is no international consensus on which smoke constituents cause the full range of diseases associated with tobacco use, and there are very limited internationally validated analytical methods to measure the constituents’ yields in the smoke. Moreover, there is extremely limited capacity to conduct by-brand testing on a global basis. It is not certain when actual testing requirements will be recommended by the FCTC’s CoP and whether individual countries will adopt them, although bills to require testing of a wide range of smoke constituent yields are pending in some countries. The cost of by-brand testing could be significant, and public health groups, including the relevant CoP Working Group, have recommended that tobacco companies should be required to bear that cost.

Ceilings on Tar, Nicotine, Carbon Monoxide and Other Smoke Constituents:  Despite the fact that public health authorities have questioned the significance of ISO-measured tar, nicotine and carbon monoxide yields, a number of countries, including all EU Member States, have established maximum yields of tar, nicotine and/or carbon monoxide, as measured by the ISO standard test method. None of them has suggested that ISO-based ceilings be eliminated, nor has any country to date proposed ceilings based on an alternative test method or for other smoke constituents. In February 2009, the WHO’s Study Group on Tobacco Regulation (“TobReg”) recommended that governments establish ceilings for nine specific smoke constituents, including tobacco-specific nitrosamines. The TobReg proposal would set ceilings based on the median yield for each constituent in the market determined by testing all brands sold in the market. Although this concept of “selective constituent reduction” is supported by some public health officials, several public health advocates and scientists have criticized the proposal on the grounds that selectively reducing some constituents in conventional cigarettes will not lead to a meaningful reduction in disease and thus will not benefit public health and/or will mislead consumers into believing that conventional cigarettes with regulated (i.e., reduced) levels of these constituents are safer. In fact, TobReg recognizes that it cannot prove that its proposed ceilings will result in reduced risk of disease or reduced harm, but argues that its proposal is appropriately based on the precautionary principle.

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

We support regulations that would prohibit the use of ingredients that are determined, based on sound scientific test methods and data, to significantly increase the inherent toxicity and/or addictiveness of smoke. The outcome of the fourth session of the CoP makes clear that there is a need for further work to develop a science-based framework for ingredients regulation. We oppose regulations that would ban ingredients to reduce the palatability or attractiveness of tobacco products because, in light of the millions of smokers in countries like Canada who prefer cigarettes without ingredients, there is no reasonable basis to conclude that an ingredient ban would reduce smoking prevalence.

Bans and Restrictions on Advertising, Marketing, Promotions and Sponsorships:    For many years, countries have imposed partial or total bans on tobacco advertising, marketing and promotion. The FCTC calls for a “comprehensive ban on advertising, promotion and sponsorship” and requires governments that have no constitutional constraints to ban all forms of advertising. Where constitutional constraints exist, the FCTC requires governments to restrict or ban radio, television, print media, other media, including the Internet, and sponsorships of international events within five years of the effective date of a country’s ratification of the FCTC. The FCTC also requires disclosure of expenditures on advertising, promotion and sponsorship where such activities are not prohibited. The CoP adopted Guidelines which recommend that governments adopt extreme and sweeping prohibitions, including all forms of communications to adult smokers. We oppose complete bans on advertising and communications. We also believe that the available evidence does not support the contention that limitations on marketing are effective in reducing smoking prevalence, but we would generally not oppose such limitations as long as manufacturers retain the ability to communicate directly and effectively to adult smokers.

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

Health Warning Requirements: Many countries require substantial health warnings on cigarette packs. In the EU, for example, health warnings currently must cover between 30% and 35% of the front and between 40% and 50% of the back of cigarette packs. The FCTC requires health warnings that cover, at a minimum, 30% of the front and back of the pack, and recommends warnings covering 50% or more of the front and back of the pack. Following the FCTC, many countries have increased the size of their health warnings. To date, however, only a few countries have implemented warnings that are more than 50% of the pack. They include, for instance, Australia (30% front and 90% back), Mexico (30% front and 100% back) and Uruguay (80% front and back), and Canada recently passed legislation mandating health warnings on 75% of the front and back of the packs. We support health warning requirements and, with certain exceptions, defer to the governments on the content of the warnings. In countries where health warnings are not required, we place them on packaging voluntarily in the official language or languages of the country. For example, we are voluntarily placing health warnings on packaging in many African countries in official local languages occupying 30% of the front and back of the pack. We oppose warning size requirements that infringe on our intellectual property rights, leaving virtually no room for our distinctive trademarks and pack designs, and make it virtually impossible for adult smokers to differentiate our products from those of our competitors. In some markets, for example in Uruguay, we have commenced legal proceedings challenging the disproportionate warning size requirements. We also oppose regulations that would require the placement of health warnings in the middle of the front and back of the pack, as such placement serves no purpose other than to disrupt our trademarks and pack design. While we believe that textual warnings are sufficient, we do not oppose graphic warnings except for images that vilify tobacco companies and their employees or do not accurately represent the health effects of tobacco use.

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

Restrictions on Public Smoking:    The pace and scope of public smoking restrictions have increased significantly in most of our markets. In the EU, all countries have regulation in place that restricts or bans smoking in public and/or work places, restaurants, bars and nightclubs. Some EU member states allow narrow exemptions from smoking bans, for instance for separate smoking rooms in the hospitality sector, but others have banned virtually all indoor public smoking. In other regions, many countries have adopted or are likely to adopt regulation introducing substantial public smoking restrictions similar to those in the EU, including Australia, Canada, Hong Kong, Thailand and Turkey. In 2009, the Council of the European Union made a non-binding recommendation calling on all EU Member States to introduce, by 2012, comprehensive public smoking restrictions covering all closed public places, workplaces and public transport. Some public health groups have called for, and some regional governments and municipalities have adopted or proposed, bans on smoking in outdoor places, as well as bans on smoking in cars with minors in them. The FCTC requires Parties to the treaty to adopt restrictions on public smoking, and the CoP adopted guidelines on public smoking based on the premise that any exposure to ETS is harmful; the Guidelines call for total bans in all indoor public places, defining “indoor” broadly, and reject any exemptions based on type of venue (e.g., nightclubs). On private place smoking, such as in cars and homes, the Guidelines recommend increased education on the risk of exposure to ETS.

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

Reduced Cigarette Ignition Propensity Legislation:    Reduced ignition propensity standards have been adopted in several of our markets, notably in Australia, Canada and the EU, and are being considered in several other markets. In November 2010, the European Standards Organization published its cigarette fire-safety standard EN 16156:2100, which we expect will be published in the EU’s Official Journal by mid-November 2011, at which time cigarettes sold in the EU will have to comply with the new standard. Reduced ignition propensity standards, which based on currently available technology will increase production costs, should be the same as those in New York and other jurisdictions to ensure that they are uniform and technically feasible, and apply equally to all manufacturers. However, we believe that the experience from countries that have mandated reduced ignition propensity requirements for several years - namely the U.S. and Canada - should be thoroughly examined to evaluate the effectiveness of such requirements in terms of reducing the risk of cigarette-ignited fires before additional countries consider introducing such standards.

Illicit Trade:  On a global basis, illicit trade may account for as much as 10% of global cigarette consumption. We estimate that in the European Union alone illicit trade accounted for about 64 billion cigarettes, or approximately 10% of consumption, in 2010. Regulatory measures and related governmental actions to prevent the illicit manufacture and trade of tobacco products are being considered by a number of jurisdictions. Article 15 of the FCTC requires Parties to the treaty to take steps to eliminate all forms of illicit trade, including counterfeiting, and states that national, regional and global agreements on this issue are “essential components of tobacco control.” The CoP established an Intergovernmental Negotiating Body (“INB”) to negotiate a protocol on the illicit trade in tobacco products pursuant to Article 15 of the FCTC. The draft protocol includes the following main topics:

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

During the fourth meeting of the CoP, it was agreed to schedule a fifth negotiation session of the INB for early 2012 to finalize the text of the protocol.

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

Cooperation Agreements to Combat Illicit Trade of Cigarettes:    In 2004, we entered into an agreement with the European Commission (acting on behalf of the European Community) that provides for broad cooperation with

European law enforcement agencies on anti-contraband and anti-counterfeit efforts. All 27 Member States of the EU have signed the agreement. Under the terms of the agreement, we agreed to make financial contributions in the form of 13 payments over 12 years. Commencing in July 2007, we began making payments of approximately $75 million a year over the final 10 years of the agreement, each of which is to be adjusted based on certain variables, including our market share in the EU in the year preceding payment. We record these payments as an expense in cost of sales when product is shipped. We are also required to pay the excise taxes, VAT and customs duties on qualifying product seizures of up to 90 million cigarettes and are subject to payments of five times the applicable taxes and duties if product seizures exceed 90 million cigarettes in a given year. To date, our annual payments related to product seizures have been immaterial.

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

Other Legislation, Regulation or Governmental Action: In Argentina, the National Commission for the Defense of Competition issued a resolution in May 2010, in which it found that our affiliate’s establishment, in 1997, of a system of exclusive zonified distributors (“EZD”s) in Buenos Aires city and region was anticompetitive, despite having issued two prior decisions (in 1997 and 2000) in which it had found the establishment of the EZD system was not anticompetitive. The recent resolution is not a final decision, and our Argentinean affiliate opposed the resolution and submitted additional evidence.

In June 2011 in Brazil, the Secretariat of Economic Defense recommended to the Administrative Council for Economic Defense (“CADE”) that it find that the merchandising arrangements of our affiliate and those of a competitor violated the Brazilian Competition Act and that it impose fines in unspecified amounts against each company. The matter awaits the decision of CADE.

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

Additionally, in November 2010, a WTO panel issued its decision in a dispute that began in August 2006 between the Philippines and Thailand concerning a series of Thai customs and tax measures affecting cigarettes imported by PM

Thailand into Thailand from the Philippines. The WTO panel decided that Thailand had no basis to find that PM Thailand’s declared customs values were too low. The panel found that Thailand was unable to show that the customs values and taxes paid on the cigarette imports should have been higher, as alleged in 2009 by the DSI. While the WTO ruling does not resolve the above referenced investigation, it should assist the Thai authorities’ review of the matter. Further, the WTO ruling creates obligations for Thailand to revise its laws, regulations, or practices affecting the customs valuation and tax treatment of future cigarette imports. In February 2011, Thailand filed a limited appeal relating to certain aspects but not the customs valuation part of the WTO ruling. On June 17, 2011, the WTO Appellate Body upheld the panel’s original finding effectively dismissing Thailand’s appeal. The Appellate Body recommended that the WTO Dispute Settlement Body request Thailand to bring its laws, regulations, or practices into conformity with the country’s WTO obligations.

Acquisitions and Other Business Arrangements

In June 2011, we completed the acquisition of a cigarette business in Jordan, consisting primarily of cigarette manufacturing assets and inventories, for $42 million. In January 2011, we acquired a cigar business, consisting primarily of trademarks in the Australian and New Zealand markets, for $20 million. The effects of these acquisitions were not material to our consolidated financial position, results of operations or cash flows.

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

See Note 7. Acquisitions and Other Business Arrangements to our condensed consolidated financial statements for additional information.

Trade Policy

It is our policy to comply with applicable laws of the United States and the laws of the countries in which we do business that prohibit trade with certain countries, organizations or individuals. We do not sell products or have a current intent to sell products in Cuba or North Korea. Certain of our subsidiaries have established commercial arrangements involving Syria, Myanmar and Sudan, in each case in compliance with our trade policy and applicable U.S. law. Our contractual arrangements and licenses from the U.S. Office of Foreign Assets Control to export cigarettes to Iran have expired. No sales were made pursuant to these arrangements, and to date we have not applied for a new license, but may do so later in the year. Further, following the imposition of economic sanctions in early 2011 against the former Government of Libya and certain designated Libyan persons and entities by the U.S., other national governments, the EU and the U.N., we have suspended all arrangements with the Libyan Tobacco Company related to the production and sale of our products.

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

Operating Results – Six Months Ended June 30, 2011

The following discussion compares operating results within each of our reportable segments for the six months ended June 30, 2011 with the six months ended June 30, 2010.

European Union.    Net revenues, which include excise taxes billed to customers, increased $487 million (3.5%). Excluding excise taxes, net revenues increased $19 million (0.4%) to $4.5 billion. This increase was due to:

•	price increases ($100 million) and
•	favorable currency ($81 million), partially offset by
•	unfavorable volume/mix ($162 million).

Operating companies income increased $119 million (5.5%). This increase was due primarily to:

•	favorable currency ($131 million),
•	price increases ($100 million) and
•	lower marketing, administration and research costs ($42 million), partially offset by
•	unfavorable volume/mix ($130 million),
•	the 2011 pre-tax charges for asset impairment and exit costs ($12 million) and
•	higher manufacturing costs ($11 million).

The total cigarette market in the European Union declined by 3.4%, due mainly to Greece, Poland and Spain, primarily reflecting the unfavorable impact of tax-driven price increases, and the impact of continued adverse economic conditions, particularly in Greece and Spain; partially offset by growth in Germany. Our cigarette shipment volume in the European Union declined by 5.1%, primarily reflecting the impact of the lower total market, lower share, and unfavorable distributor inventory movements. Our market share in the European Union was down by 0.3 share points to 38.3%, as gains, primarily in Belgium, Germany, Hungary and the Netherlands, were more than offset by share declines, mainly in Italy, Poland, Portugal and Spain.

Shipment volume of Marlboro decreased by 4.8%, mainly due to lower total markets as well as lower share in Greece, Portugal and Spain. Marlboro’s share in the European Union was down by 0.1 share point to 17.9%, reflecting a lower share in Austria, Germany, Greece, Portugal and Spain, partly offset by higher share in Belgium, the Czech Republic, Hungary, the Netherlands and Poland.

L&M shipment volume increased by 2.9%, and market share grew by 0.4 share points to 6.3% in the European Union, primarily driven by gains in Germany, Greece, Poland and Spain.

In the Czech Republic, the total cigarette market increased 0.8%. Our shipments were down 5.8%. Market share decreased by 3.1 share points to 45.3%, mainly reflecting continued share declines for lower-margin local brands, partially offset by a higher share for Marlboro, up by 0.5 share points to 7.1%, and for Red & White, up by 0.6 share points to 13.1%.

In France, the total cigarette market increased by 1.0%. Our shipments decreased by 1.5% due to unfavorable distributor inventory movements. Market share increased by 0.1 share point to 40.7%, reflecting a higher share for the Philip Morris brand and Chesterfied, up by 0.6 share points and 0.3 share points to 8.3% and 3.1%, respectively, partly offset by a lower share for Marlboro, down by 0.3 share points to 25.8%.

In Germany, the total cigarette market increased by 1.9%. Our shipments were up by 3.0% and market share was up by 0.3 share points to 35.9%, driven by L&M, up by 0.9 share points to 10.2%, partially offset by Marlboro, down by 0.4 share points to 21.1%.

In Italy, the total cigarette market was up by 0.2%. Our shipments were down by 2.8%, mainly due to unfavorable distributor inventory movements. Our market share declined by 0.7 share points to 53.4%, with Marlboro’s market share down 0.2 share points to 22.6%.

In Poland, the total cigarette market was down by 2.8%, reflecting the unfavorable impact of tax-driven price increases and the introduction of an indoor public smoking ban in the fourth quarter of 2010. Our shipments were down by 10.8%. Our market share was down by 3.1 share points, due mainly to lower share of low-price Red & White, down 3.5 share points to 5.3%, partly offset by L&M, Marlboro and Chesterfield, which grew by 0.4 share points, 0.5 share points and 0.8 share points to a share of 14.8%, 10.3% and 1.4%, respectively.

In Spain, the total cigarette market was down by 19.3%, largely due to: the continuing adverse economic environment; the impact of the June 2010 VAT-driven price increase and the December 2010 excise tax-driven price increase; and the introduction of a total indoor public smoking ban in January 2011. Our shipments were down by 22.2%. Our market share was down by 0.7 share points to 30.7%, due mainly to a lower share of Marlboro and Chesterfield, down by 0.2 share points and 0.7 share points to 14.4% and 8.3%, respectively.

Eastern Europe, Middle East & Africa.  Net revenues, which include excise taxes billed to customers, increased $793 million (10.6%). Excluding excise taxes, net revenues increased $64 million (1.8%) to $3.7 billion. This increase was due to:

•	price increases ($67 million) and
•	favorable currency ($26 million), partially offset by
•	unfavorable volume/mix ($29 million).

Operating companies income increased $1 million (0.1%). This increase was due to:

•	price increases ($67 million), partially offset by
•	higher marketing, administration and research costs ($35 million, including costs related to business building initiatives in Russia) and
•	higher manufacturing costs ($31 million).

Our cigarette shipment volume decreased by 2.2%, principally due to: Ukraine, due to an unfavorable comparison with the second quarter of 2010, impacted by trade inventory movements ahead of the July 2010 excise tax-driven price increase, a lower total market and lower share; Libya, reflecting the suspension of our business activities following the imposition of trade sanctions by the U.S.; Russia, due to a lower total market and a lower market share; Serbia, due to a lower total market following steep tax-driven price increases in 2010 and the first quarter of 2011 and a lower share; and Tunisia, primarily reflecting temporary disruptions due to the political unrest and unfavorable trade inventory movements. These declines were partly offset by: Algeria, reflecting a higher total market and a higher market share; Romania, reflecting a higher total market as a result of reduced illicit trade and favorable trade inventory movements; and Turkey, driven by market share gains. Shipment volume of Marlboro increased by 1.0%, driven primarily by growth in Algeria, Egypt, and Romania.

In Russia, our shipment volume decreased by 2.7%. Shipment volume of our premium portfolio was down by 3.0%, primarily due to a decline in Marlboro of 7.7%, partly offset by growth in Parliament, up 1.0%. In the mid-price segment, shipment volume was down by 12.3%, 6.5% and 0.3% for L&M, Muratti and Chesterfield, respectively. In the low-price segment, shipment volume of Bond Street was up by 5.6%. Our market share of 25.5%, as measured by A.C. Nielsen, was down 0.2 share points. Market share for Parliament in the above premium segment was essentially flat and market share for Marlboro in the premium segment was down 0.1 share point; L&M in the mid-price segment was down by 0.4 share points; Chesterfield in the mid-price segment was up by 0.1 share point; and Bond Street in the low-price segment was up by 0.3 share points.

In Turkey, the total cigarette market declined by 1.3%. Our shipment volume increased by 11.4%. Our market share, as measured by A.C. Nielsen, grew by 3.4 share points to 44.4%, driven by Parliament, Muratti and L&M, up by 0.8, 0.5 and 4.1 share points, respectively, partially offset by Lark, Marlboro and Bond Street, down by 0.8 share points, 0.4 share points and 0.7 share points, respectively.

In Ukraine, we estimate that the total cigarette market declined by 13.9%. Our shipment volume decreased by 23.0%, reflecting the impact of steep excise tax-driven price increases in July 2010 and January 2011, and the underlying market decline, as well as lower share driven by low-price competition. While our market share, as measured by A.C. Nielsen, was down by 3.6 share points to 32.3%, combined shares for premium Marlboro and Parliament were up by 0.4 share points, offset by lower share for mid-price Chesterfield and L&M and brands in the low-price segment.

Asia.    Net revenues, which include excise taxes billed to customers, increased $2.0 billion (26.4%). Excluding excise taxes, net revenues increased $1.3 billion (31.6%) to $5.3 billion. This increase was due to:

•	price increases ($700 million),
•	favorable currency ($350 million),
•	the impact of acquisitions ($108 million, primarily the 2010 business combination in the Philippines) and
•	favorable volume/mix ($105 million, including increased shipments to Japan in response to in-market shortages of competitors’ products).

Operating companies income increased $922 million (58.8%). This increase was due primarily to:

•	price increases ($700 million),
•	favorable currency ($247 million),
•	favorable volume/mix ($63 million) and
•	the impact of acquisitions ($24 million), partially offset by
•	higher manufacturing costs ($63 million, driven primarily by the air freight of product to Japan) and
•	higher marketing, administration and research costs ($47 million).

Our cigarette shipment volume increased 10.4%, mainly due to: Indonesia, due to a higher total market and market share; Japan, caused by higher market share resulting from in-market shortages of competitors’ products, partially offset by a lower total market and unfavorable inventory movements; Korea, due to a higher market share; and 9.9 billion units from the business combination in the Philippines. This growth was partially offset by a shipment decline in Pakistan of 11.6%, due to the continued growth of illicit products and a lower market share. Shipment volume of Marlboro grew by 3.4%, reflecting growth in Indonesia, Korea, the Philippines, and Vietnam.

In Indonesia, the total cigarette market was up by 8.5%. Our shipment volume increased by 13.9%. Market share was up by 1.4 share points to 30.1%, driven by growth from mid-price Sampoerna Kretek and low-price U Mild and Vegas Mild, partially offset by a decline in premium Sampoerna A. Marlboro’s share declined 0.2 share points to 4.3%.

In Japan, the total cigarette market decreased by 17.8%, reflecting the unfavorable impact of the October 1, 2010, tax-driven price increases. Our shipment volume increased 2.3% as a result of in-market shortages of competitors’ products, partially offset by the impact of the excise tax-driven price increases. Our market share of 33.9% was up by 9.6 share points, reflecting growth of Marlboro, Lark and the Philip Morris brand by 3.3, 4.2 and 0.8 share points, to 14.1%, 10.9% and 3.1%, respectively.

In Korea, the total cigarette market was flat. Our shipment volume increased by 11.6%, driven by market share increases. Our market share reached 18.9%, up by 1.9 share points, driven by Marlboro and Parliament, up by 1.1 share points and 0.8 share points, respectively.

On February 25, 2010, Philip Morris Philippines Manufacturing Inc. combined with Fortune Tobacco Corporation to form a new company called PMFTC Inc. As a result of this business combination, our shipments in the Philippines were up by 24.5%, and market share was 94.8%. Excluding the favorable impact of this new business combination of 9.9 billion units, cigarette shipments in the Philippines decreased by 2.2%.

Latin America & Canada. Net revenues, which include excise taxes billed to customers, increased $545 million (13.6%). Excluding excise taxes, net revenues increased $161 million (11.1%) to $1.6 billion. This increase was due to:

•	price increases ($203 million) and
•	favorable currency ($54 million), partially offset by
•	unfavorable volume/mix ($96 million).

Operating companies income increased $64 million (14.1%). This increase was due primarily to:

•	price increases ($203 million) and
•	favorable currency ($10 million), partially offset by
•	unfavorable volume/mix ($92 million),
•	higher manufacturing costs ($35 million) and
•	higher marketing, administration and research costs ($21 million).

Our cigarette shipment volume decreased by 5.2%, driven mainly by a lower total market in Mexico, partly offset by an increase in Argentina. Shipment volume of Marlboro declined by 5.5%, mainly due to Mexico, partly offset by Argentina.

In Argentina, the total cigarette market grew by 5.6% and our cigarette shipment volume increased by 5.4%. However, our market share declined by 0.3 share points to 74.4%, as an increase in Marlboro of 0.5 share points to 23.9% was principally offset by declines in the mid-price Philip Morris brand and low-price Next.

In Canada, the total tax-paid cigarette market was down by 1.9%. Although our cigarette shipment volume decreased by 0.5%, market share was up by 0.4 share points to 33.9% with low-price brands Next and Quebec Classique, up by 2.7 and 0.3 share points, respectively. These market share gains were partially offset by mid-price Number 7 and Canadian Classics, down by 0.6 share points each and low-price Accord, down by 0.9 share points. Market share of premium price Belmont was flat at 1.7%.

In Mexico, the total cigarette market was down by 20.2%, reflecting the impact of the January 1, 2011, excise tax increase. Although our cigarette shipment volume decreased by 18.2%, market share grew by 1.7 share points to 71.4%, led by Marlboro, up by 2.7 share points to 51.2%, and Benson & Hedges, up by 0.6 share points to 6.1%. Market share of low-price Delicados declined by 1.1 share points to 11.0%.

Operating Results – Three Months Ended June 30, 2011

The following discussion compares operating results within each of our reportable segments for the three months ended June 30, 2011, with the three months ended June 30, 2010.

European Union.  Net revenues, which include excise taxes billed to customers, increased $820 million (11.3%). Excluding excise taxes, net revenues increased $202 million (8.8%) to $2.5 billion. This increase was due to:

•	favorable currency ($187 million) and

•	price increases ($49 million), partially offset by
•	unfavorable volume/mix ($34 million).

Operating companies income increased $175 million (15.8%). This increase was due primarily to:

•	favorable currency ($152 million),
•	price increases ($49 million) and
•	lower marketing, administration and research costs ($19 million), partially offset by
•	unfavorable volume/mix ($28 million) and
•	higher manufacturing costs ($15 million).

The total cigarette market in the European Union declined by 1.7%, due mainly to Spain, reflecting the unfavorable impact of continued adverse economic conditions. Excluding Spain, the total cigarette market in the European Union grew by 0.2%.

Our cigarette shipment volume in the European Union declined by 3.1%, due primarily to the impact of the lower total market in Spain, lower share, mainly in Poland, and unfavorable distributor inventory movements, mainly in Austria, France and Spain, partly offset by total market growth in Germany.

Shipment volume of Marlboro decreased by 3.3%, due mainly to lower total markets, unfavorable distributor inventory movements, and lower share, primarily in Portugal and Spain, the former reflecting the impact of price increases in July and November 2010 and January 2011. Shipment volume of L&M was up by 5.4%, driven mainly by higher share in Germany.

Our market share in the European Union was down by 0.2 share points to 38.6% as gains, primarily in Belgium, France, Germany, the Netherlands and the Nordics, were more than offset by share declines, mainly in the Czech Republic, Italy, Poland and Portugal. Marlboro’s share in the European Union was flat at 18.1%, reflecting a higher share in Belgium, the Czech Republic, Greece, Hungary and the Netherlands, offset by lower share in Germany, Italy, Portugal and the United Kingdom. L&M’s market share in the European Union grew by 0.3 points to 6.6%, primarily driven by gains in Germany, Poland and Spain.

In the Czech Republic, the total cigarette market was up by 3.3%. Our shipments were down by 2.5%. Market share was down by 2.7 points to 45.5%, reflecting declines in lower-margin local brands, partly offset by a higher share for Marlboro, up by 0.6 points to 7.5%, and for Red & White, up by 0.6 points to 13.1%.

In France, the total cigarette market was up by 1.8%. Our shipments were down by 0.5%, unfavorably impacted by distributor inventory movements, and market share was up by 0.1 point to 40.9%, reflecting a higher share for the premium Philip Morris brand, up by 0.5 points to 8.3%, partly offset by a lower share for Marlboro, down by 0.3 points to 26.0%.

In Germany, the total cigarette market was up by 4.6%. Our shipments were up by 5.3% and market share was up by 0.2 points to 36.1%, driven by L&M, up by 1.0 point to 10.4%.

In Italy, the total cigarette market was up by 0.2%. Our shipments were down by 0.9% and market share declined by 0.7 points to 53.4%. Marlboro’s market share of 22.7% was down by 0.3 points.

In Poland, the total cigarette market was down by 1.5%, reflecting the unfavorable impact of tax-driven price increases in the fourth quarter of 2010 and second quarter of 2011, and the introduction of an indoor public smoking ban in the fourth quarter of 2010. Our shipments were down by 9.7% and market share declined by 3.2 points to 34.9%, due mainly to lower share of low-price Red & White, down by 3.3 points to 5.1%, partly offset by an increase in Marlboro share of 0.1 share point to 10.3% and an increase in L&M share of 0.8 share points to 15.9%.

In Spain, the total cigarette market was down by 14.6%, largely due to the continuing adverse economic environment, the impact of the June 2010 VAT-driven price increase and the December 2010 excise tax-driven price increase, and the introduction of a total indoor public smoking ban in January 2011. Our shipments were down by

17.6% and market share was down by 0.2 points to 31.0%, due mainly to a lower share of Chesterfield, down by 0.5 points to 8.4%. Share of Marlboro was essentially flat at 14.6%.

Eastern Europe, Middle East & Africa.  Net revenues, which include excise taxes billed to customers, increased $478 million (11.6%). Excluding excise taxes, net revenues increased $123 million (6.5%) to $2.0 billion. This increase was due primarily to:

•	price increases ($69 million) and
•	favorable currency ($55 million).

Operating companies income increased $49 million (6.2%). This increase was due primarily to:

•	price increases ($69 million) and
•	favorable currency ($11 million), partially offset by
•	higher marketing, administration and research costs ($22 million, principally related to business building initiatives in Russia) and
•	higher manufacturing costs ($15 million).

Our cigarette shipment volume decreased by 3.3%, principally due to: Libya, reflecting the suspension of our business activities following the imposition of trade sanctions by the U.S.; Russia, primarily reflecting a lower total market; and Ukraine, due to an unfavorable comparison with the second quarter of 2010, impacted by trade inventory movements ahead of the July 2010 excise tax-driven price increase, a lower total market and lower share. These declines were partly offset by growth in Algeria and Turkey.

Our cigarette shipment volume of premium brands grew by 2.7% in EEMA, driven by Marlboro and Parliament, up by 0.9% and 10.0%, respectively.

In Russia, the total cigarette market declined by an estimated rate of 2-3%. Our shipment volume decreased by 4.1%. Shipment volume of our premium portfolio was down by 1.7%, primarily due to a decline in Marlboro of 7.3%, partially offset by a 1.9% increase in shipment volume of above premium Parliament. In the mid-price segment, shipment volume was down by 3.3%, with growth in Chesterfield, up by 0.6%, more than offset by a decline in L&M, down by 8.3%. In the low-price segment, shipment volume of Bond Street was up by 2.1%. Our market share of 25.5%, as measured by A.C. Nielsen, was down 0.1 share point. Market share for Parliament, in the above premium segment, was up slightly by 0.1 point; Marlboro, in the premium segment, was down by 0.2 points; L&M in the mid-price segment was down by 0.4 share points; Chesterfield in the mid-price segment was up slightly by 0.1 share point; and Bond Street in the low-price segment was up by 0.3 share points.

In Turkey, the total cigarette market declined by an estimated 0.8%, having stabilized following the steep January 2010 excise tax increase. Our shipment volume increased by 12.1%. Our market share, as measured by A.C. Nielsen, grew by 3.9 points to 44.8%, driven by Parliament, Muratti and L&M, up by 1.1, 0.4 and 4.4 share points, respectively, partly offset by declines in Lark and Bond Street, down by 1.3 and 0.7 points, respectively. Market share of Marlboro was essentially flat at 9.1%.

In Ukraine, the total cigarette market declined by an estimated 15.0%, due mainly to: an unfavorable comparison with the second quarter of 2010, which was impacted by trade inventory movements ahead of the July 2010 excise tax-driven price increase; the unfavorable impact of excise tax-driven price increases in July 2010 and January 2011; and the underlying market decline. Our shipment volume decreased by 24.8%, reflecting these factors, as well as lower share driven by low-price competition. Our market share, as measured by A.C. Nielsen, was down by 3.5 points to 32.1%; however, shares for premium Marlboro and Parliament were up by 0.3 and 0.2 share points, respectively.

Asia.    Net revenues, which include excise taxes billed to customers, increased $1.2 billion (31.8%). Excluding excise taxes, net revenues increased $813 million (38.3%) to $2.9 billion. This increase was due primarily to:

•	price increases ($413 million),

•	favorable currency ($222 million) and
•	favorable volume/mix ($175 million, including increased shipments to Japan in response to in-market shortages of competitors’ products).

Operating companies income increased $553 million (65.4%). This increase was due primarily to:

•	price increases ($413 million),
•	favorable currency ($145 million) and
•	favorable volume/mix ($114 million), partially offset by
•	higher manufacturing costs ($98 million, driven primarily by the air freight of product to Japan) and
•	higher marketing, administration and research costs ($22 million).

Our cigarette shipment volume increased by 7.5%, mainly due to growth in Indonesia, Japan and Korea. The growth was partly offset by a decline in Pakistan of 6.6% due to the continued growth of illicit products.

Shipment volume of Marlboro grew by 5.9%, reflecting growth in Indonesia, Japan, Korea and Vietnam.

In Indonesia, the total cigarette market was up by 13.9%, driven mainly by growth in the low-price segment and moderate price increases compared to 2010. Our shipment volume increased by 20.7%. Market share was up by 1.6 points to 30.2%, driven by growth from premium Sampoerna A, mid-price Sampoerna Kretek and low-price U Mild and Vegas Mild. Marlboro’s market share declined by 0.3 points to 4.2%.

In Japan, the total cigarette market decreased by 19.1%, reflecting the unfavorable impact of the significant October 1, 2010, tax-driven price increases and the underlying market decline. Our shipment volume was up by 11.0%, driven by in-market shortages of competitors’ products. Market share of 42.0% was up by 17.7 points, reflecting growth of Marlboro, Lark and the Philip Morris brand by 5.6, 7.7 and 1.6 points, to 16.4%, 14.4% and 4.0%, respectively.

In Korea, the total cigarette market declined by 1.9%. Our shipment volume increased by 17.6%, driven by market share increases. Market share reached 19.9%, up by 3.3 points, driven by Marlboro and Parliament, up by 1.8 and 1.2 points, respectively.

In the Philippines, the total market declined by 2.9%, partly reflecting the impact of excise-tax driven price increases in January 2011. Our shipments were down by 1.5%. Our market share was up by 1.3 points to 94.1%. Share of Marlboro increased by 0.4 points to 21.1%.

Latin America & Canada. Net revenues, which include excise taxes billed to customers, increased $310 million (14.8%). Excluding excise taxes, net revenues increased $74 million (9.8%) to $828 million. This increase was due to:

•	price increases ($86 million) and
•	favorable currency ($30 million), partially offset by
•	unfavorable volume/mix ($42 million).

Operating companies income increased $30 million (12.6%). This increase was due primarily to:

•	price increases ($86 million) and
•	favorable currency ($9 million), partially offset by
•	unfavorable volume/mix ($48 million) and
•	higher manufacturing costs ($12 million).

Our cigarette shipment volume decreased by 4.8%, due mainly to Mexico and Brazil, partly offset by an increase in Argentina. Shipment volume of Marlboro decreased by 2.8%.

In Argentina, the total cigarette market grew by 8.7%. Our cigarette shipment volume increased by 8.4%. Although market share was down by 0.4 points to 74.4%, share of Marlboro was up by 0.6 points to 24.0%, offset by the mid-price Philip Morris brand, down by 0.4 share points to 37.9%, and low-price Next, down by 0.2 points to 3.7%.

In Canada, the total tax-paid cigarette market was down by 4.5%, due mainly to trade inventory movements in June 2010 in anticipation of harmonized sales tax implementation in the provinces of Ontario and British Columbia. Although our cigarette shipment volume decreased by 1.9%, market share grew by 1.0 point to 34.0%, with low-price brands Next and Quebec Classique, up by 2.7 and 0.3 share points, respectively, partly offset by mid-price Number 7 and Canadian Classics, and low-price Accord, down by 0.5, 0.5 and 0.8 share points, respectively. Market share of premium Belmont was up by 0.1 point to 1.8%.

In Mexico, the total cigarette market was down by 13.2%, primarily due to the significant January 1, 2011 excise tax increase which drove a 26.7% increase in the retail price of Marlboro. Although our cigarette shipment volume decreased by 10.3%, market share grew by 2.3 points to 72.2%, led by Marlboro, up by 3.8 share points to 52.0%, and Benson & Hedges, up by 0.5 points to 6.1%. Market share of low-price Delicados, the second best-selling brand in the market, declined by 1.1 points to 11.1%.

Financial Review

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $6.5 billion during the first six months of 2011 increased $1.1 billion from the comparable 2010 period. The increase was due primarily to higher net earnings ($676 million), lower contributions to pension plans ($114 million) and favorable movements in working capital ($113 million).

The favorable movements in working capital were due primarily to the following:

•

more cash provided by accrued liabilities and other current assets ($267 million), due primarily to the timing of excise and value-added tax (VAT) payments, offset by changes in the fair value of financial instruments;

•	more cash provided by income taxes ($128 million), due to higher income tax provisions, partially offset by the timing of tax payments;

•	more cash provided by accounts payable ($66 million), primarily due to the timing of payables for leaf and direct materials; and

•	less cash used for accounts receivable ($20 million), primarily due to the timing of collections; partially offset by

•	less cash provided by inventories ($368 million), primarily due to a lower reduction of finished goods and leaf tobacco inventory versus the corresponding prior year period.

Net Cash Used in Investing Activities

Net cash used in investing activities of $421 million during the first six months of 2011 increased $170 million from the comparable 2010 period due primarily to higher cash spent in 2011 to purchase businesses ($61 million), lower cash proceeds from the settlement of derivatives designated as net investment hedges ($43 million) and higher capital expenditures ($26 million). As discussed in Note 7. Acquisitions and Other Business Arrangements, our 2010 business combination in the Philippines was a non-cash transaction.

In January 2011, we acquired a cigar business, consisting primarily of trademarks in the Australian and New Zealand markets, for $20 million.

In June 2011, we completed the acquisition of a cigarette business in Jordan, consisting primarily of cigarette manufacturing assets and inventories, for $42 million.

Net Cash Used in Financing Activities

During the first six months of 2011, net cash used in financing activities was $5.7 billion, compared with net cash used in financing activities of $5.0 billion during the first six months of 2010. During the first six months of 2011, we used a total of $6.5 billion to repurchase our common stock, pay dividends, and repay debt. These uses were partially offset by proceeds from our debt offerings in 2011 of $1.0 billion. During the first six months of 2010, we used a total of $6.0 billion to repurchase our common stock, pay dividends, and repay debt. These uses were partially offset by proceeds from our debt offerings and mortgage loan in 2010 of $1.1 billion.

Dividends paid in the first six months of 2011 and 2010 were $2.3 billion and $2.2 billion, respectively. The increase reflects a higher dividend rate in 2011, partially offset by lower shares outstanding as a result of our share repurchase programs.

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

Credit Ratings – The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. At June 30, 2011, our debt ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Stable
Fitch	F1	A	Stable

Credit Facilities – In May 2011, we entered into an agreement with certain financial institutions to extend the expiration date for our $2.5 billion revolving credit facility from September 30, 2013, to March 31, 2015.

At June 30, 2011, our committed credit facilities and commercial paper outstanding were as follows:

(in billions of dollars)
Type	Committed Credit Facilities	Commercial Paper

Multi-year revolving credit, expiring March 31, 2015	$2.5

Multi-year revolving credit, expiring December 4, 2012	2.7
Total facilities	$5.2

Commercial paper outstanding		$0.1

At June 30, 2011, there were no borrowings under the committed credit facilities and the entire committed amounts were available for borrowing.

All banks participating in our committed credit facilities are highly rated by the credit rating agencies. We continuously monitor the credit quality of our banking group, and at this time we are not aware of any potential non-performing credit provider.

These facilities require us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“consolidated EBITDA”) to consolidated interest expense of not less than 3.5 to 1.0 on a rolling twelve-month basis. At June 30, 2011, our ratio calculated in accordance with the agreements was 14.8 to 1.0. These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require us to post collateral. We expect to continue to meet our covenants. The terms “consolidated EBITDA” and “consolidated interest expense,” both of which include certain adjustments, are defined in the facility agreements previously filed with the Securities and Exchange Commission.

In addition to the committed credit facilities discussed above, certain of our subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $2.2 billion at June 30, 2011, are for the sole use of our subsidiaries. Borrowings under these arrangements amounted to $455 million at June 30, 2011 and $538 million at December 31, 2010.

Commercial Paper Program - We have commercial paper programs in place in the U.S. and in Europe. At June 30, 2011 and December 31, 2010, we had $115 million and $1.2 billion of commercial paper outstanding, respectively.

The existence of the commercial paper program and the committed credit facilities, coupled with our operating cash flows, will enable us to meet our liquidity requirements.

Debt – Our total debt was $16.9 billion at June 30, 2011 and $16.5 billion at December 31, 2010.

On February 28, 2011, we filed a new shelf registration statement with the Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.

In May 2011, we issued $650 million of 2.500% U.S. dollar notes due May 2016, and $350 million of 4.125% U.S. dollar notes due May 2021, under our shelf registration statement. For further details on our debt offerings, see Note 12. Indebtedness to our condensed consolidated financial statements.

In March 2010, we issued $1.0 billion of 4.50% U.S. dollar notes due March 2020 under our previous shelf registration statement.

In March 2010, we renewed our Euro Medium Term Note Program under which we were able to issue unsecured notes from time to time. This program expired in March 2011 and we do not presently intend to renew the program.

Guarantees – See Note 10. Contingencies to the condensed consolidated financial statements for a discussion of our third-party guarantees. At June 30, 2011, we were also contingently liable for $0.8 billion of guarantees of our own performance, which were primarily related to excise taxes on the shipment of our products. There is no liability in the condensed consolidated financial statements associated with these guarantees.

Equity and Dividends

As discussed in Note 3. Stock Plans to our condensed consolidated financial statements, during the six months ended June 30, 2011, we granted 3.8 million shares of restricted stock and deferred stock awards at a weighted-average grant date fair value of $59.40. The restricted stock and deferred stock awards will not vest until the completion of the original restriction period, which is typically three years from the date of the original grant.

On May 1, 2008, we began a $13.0 billion two-year share repurchase program. On April 30, 2010, we completed this share repurchase program by purchasing, in total, 277.6 million shares for $13.0 billion.

On May 1, 2010, we began repurchasing shares under our three-year $12 billion share repurchase program that was authorized by our Board of Directors in February 2010. From May 1, 2010 through June 30, 2011, we repurchased 100.7 million shares of our common stock at a cost of $5.9 billion under this new repurchase program. During the first six months of 2011, we repurchased 44.8 million shares at a cost of $2.9 billion. During the second quarter of 2011, we repurchased 22.7 million shares at a cost of $1.5 billion.

Dividends paid in the first six months of 2011 were $2.3 billion. During the third quarter of 2010, our Board of Directors approved a 10.3% increase in the quarterly dividend to $0.64 per common share. As a result, the present annualized dividend rate is $2.56 per common share.

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

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and whether to invest in or remain invested in our securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this document, particularly in the “Business Environment” section. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time except in the normal course of our public disclosure obligations.

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

Investigations include allegations of contraband shipments of cigarettes, allegations of unlawful pricing activities within certain markets, allegations of underpayment of customs duties and/or excise taxes, and allegations of false and misleading usage of descriptors such as “lights” and “ultra lights.” We cannot predict the outcome of those investigations or whether additional investigations may be commenced, and it is possible that our business could be materially affected by an unfavorable outcome of pending or future investigations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Results by Business Segment—Business Environment—Governmental Investigations” for a description of governmental investigations to which we are subject.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Our share repurchase activity for each of the three months in the quarter ended June 30, 2011 was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2011 – April 30, 2011 (1)	5,027,685	$66.66	83,115,068	$ 7,355,898,276

May 1, 2011 – May 31, 2011 (1)	9,636,625	$69.26	92,751,693	$ 6,688,436,171

June 1, 2011 – June 30, 2011 (1)	7,995,541	$68.22	100,747,234	$ 6,143,013,523

Pursuant to Publicly Announced Plans or Programs	22,659,851	$68.32

April 1, 2011 – April 30, 2011 (3)	2,404	$69.21

May 1, 2011 – May 31, 2011 (3)	3,337	$69.79

June 1, 2011 – June 30, 2011 (3)	14,228	$66.44

For the Quarter Ended June 30, 2011	22,679,820	$68.31

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

Item 6.	Exhibits.

10.1	Amended and Restated Revolving Credit Agreement, dated as of May 11, 2011, among PMI, the lenders named therein and JPMEL, as facility agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 17, 2011).

10.2	Philip Morris International Inc. 2008 Stock Compensation Plan for Non-Employee Directors (amended and restated as of May 11, 2011) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 12, 2011).

10.3	Employment Agreement with David Bernick.

10.4	Base Employment Agreement with Matteo Pellegrini.

12	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Signature

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILIP MORRIS INTERNATIONAL INC.

/s/ HERMANN WALDEMER

Hermann Waldemer
Chief Financial Officer

August 5, 2011