Form 10-Q
period 2011-09-30
Philip Morris International Inc.
filed 2011-11-03
CIK 1413329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

At October 31, 2011, there were 1,736,982,437 shares outstanding of the registrant’s common stock, no par value per share.

PHILIP MORRIS INTERNATIONAL INC.

In this report, “PMI,” “we,” “us” and “our” refers to Philip Morris International Inc. and subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$3,391	$1,703

Receivables (less allowances of $45 in 2011 and $56 in 2010)	3,242	3,009

Inventories:
Leaf tobacco	3,853	4,026
Other raw materials	1,222	1,314
Finished product	2,378	2,977

	7,453	8,317

Deferred income taxes	373	371

Other current assets	631	356

Total current assets	15,090	13,756

Property, plant and equipment, at cost	13,213	12,759
Less: accumulated depreciation	6,802	6,260

	6,411	6,499

Goodwill	10,087	10,161

Other intangible assets, net	3,774	3,873

Other assets	858	761

TOTAL ASSETS	$36,220	$35,050

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Continued)

(in millions of dollars, except share data)

(Unaudited)

	September 30, 2011	December 31, 2010
LIABILITIES
Short-term borrowings	$2,563	$1,747

Current portion of long-term debt	2,326	1,385

Accounts payable	1,121	835

Accrued liabilities:
Marketing and selling	485	393
Taxes, except income taxes	5,230	4,884
Employment costs	805	739
Dividends payable	1,351	1,162
Other	867	920

Income taxes	1,132	601

Deferred income taxes	170	138

Total current liabilities	16,050	12,804

Long-term debt	12,870	13,370

Deferred income taxes	1,983	2,027

Employment costs	1,184	1,261

Other liabilities	479	467

Total liabilities	32,566	29,929

Contingencies (Note 10)

Redeemable noncontrolling interest (Note 7)	1,216	1,188

STOCKHOLDERS’ EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2011 and 2010)
Additional paid-in capital	1,200	1,225
Earnings reinvested in the business	21,208	18,133
Accumulated other comprehensive losses	(1,425)	(1,140)

	20,983	18,218
Less: cost of repurchased stock (369,106,562 and 307,532,841 shares in 2011 and 2010, respectively)	18,853	14,712

Total PMI stockholders’ equity	2,130	3,506
Noncontrolling interests	308	427

Total stockholders’ equity	2,438	3,933

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,220	$35,050

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010

Net revenues	$57,470	$49,906

Cost of sales	7,986	7,212

Excise taxes on products	34,044	29,735

Gross profit	15,440	12,959

Marketing, administration and research costs	4,911	4,417

Asset impairment and exit costs	60	20

Amortization of intangibles	73	65

Operating income	10,396	8,457

Interest expense, net	613	660

Earnings before income taxes	9,783	7,797

Provision for income taxes	2,850	2,109

Net earnings	6,933	5,688

Net earnings attributable to noncontrolling interests	228	181

Net earnings attributable to PMI	$6,705	$5,507

Per share data (Note 8):

Basic earnings per share	$3.76	$2.96

Diluted earnings per share	$3.76	$2.96

Dividends declared	$2.05	$1.80

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended September 30,
	2011	2010

Net revenues	$20,706	$16,936

Cost of sales	2,847	2,290

Excise taxes on products	12,344	10,322

Gross profit	5,515	4,324

Marketing, administration and research costs	1,770	1,446

Asset impairment and exit costs	43	20

Amortization of intangibles	25	22

Operating income	3,677	2,836

Interest expense, net	192	214

Earnings before income taxes	3,485	2,622

Provision for income taxes	1,024	730

Net earnings	2,461	1,892

Net earnings attributable to noncontrolling interests	84	70

Net earnings attributable to PMI	$2,377	$1,822

Per share data (Note 8):

Basic earnings per share	$1.35	$0.99

Diluted earnings per share	$1.35	$0.99

Dividends declared	$0.77	$0.64

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the Nine Months Ended September 30, 2011 and 2010

(in millions of dollars, except per share amounts)

(Unaudited)

	PMI Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Earnings (Losses)	Cost of Repurchased Stock	Noncontrolling Interests		Total
Balances, January 1, 2010	$-	$1,403	$15,358	$(817)	$(10,228)	$429		$6,145
Comprehensive earnings:
Net earnings			5,507			152	(a)	5,659 (a)
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments, net of income taxes of ($116)				263		16	(a)	279
Change in net loss and prior service cost, net of income taxes of ($16)				58				58
Change in fair value of derivatives accounted for as hedges, net of income taxes of $3				(13)				(13)
Change in fair value of equity securities				(11)				(11)

Total other comprehensive earnings			-	297		16		313

Total comprehensive earnings			5,507	297		168		5,972 (b)

Exercise of stock options and issuance of other stock awards		(167)			444			277
Dividends declared ($1.80 per share)			(3,326)					(3,326)
Payments to noncontrolling interests						(206)		(206)
Common stock repurchased					(3,939)			(3,939)

Balances, September 30, 2010	$-	$1,236	$17,539	$(520)	$(13,723)	$391		$4,923

Balances, January 1, 2011	$-	$1,225	$18,133	$(1,140)	$(14,712)	$427		$3,933
Comprehensive earnings:
Net earnings			6,705			148	(a)	6,853 (a)
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments, net of income taxes of $22				(366)		(30	) (a)	(396)
Change in net loss and prior service cost, net of income taxes of ($23)				74				74
Change in fair value of derivatives accounted for as hedges, net of income taxes of ($1)				7				7

Total other comprehensive losses			-	(285)		(30)		(315)

Total comprehensive earnings			6,705	(285)		118		6,538 (b)

Exercise of stock options and issuance of other stock awards		(24)			211			187
Dividends declared ($2.05 per share)			(3,630)					(3,630)
Payments to noncontrolling interests						(236)		(236)
Purchase of subsidiary shares from noncontrolling interests		(1)				(1)		(2)
Common stock repurchased					(4,352)			(4,352)

Balances, September 30, 2011	$-	$1,200	$21,208	$(1,425)	$(18,853)	$308		$2,438

(a) For the nine months ended September 30, 2010, net earnings attributable to noncontrolling interests exclude $29 million of earnings related to the redeemable noncontrolling interest, which is reported outside of the equity section in the condensed consolidated balance sheet. Currency translation adjustments also exclude $16 million of gains related to the redeemable noncontrolling interest at September 30, 2010. For the nine months ended September 30, 2011, net earnings attributable to noncontrolling interests exclude $80 million of earnings related to the redeemable noncontrolling interest, which is reported outside of the equity section in the condensed consolidated balance sheet. Currency translation adjustments also exclude $2 million of gains related to the redeemable noncontrolling interest at September 30, 2011.

(b) Total comprehensive earnings were $1,220 million and $2,689 million for the quarters ended September 30, 2011 and 2010, respectively, including $6 million and $86 million related to noncontrolling interests, respectively. Total comprehensive earnings for the quarters ended September 30, 2011 and 2010 exclude $30 million and $37 million related to the redeemable noncontrolling interest, respectively.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$6,933	$5,688

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	743	677
Deferred income tax benefit	(59)	(3)
Asset impairment and exit costs, net of cash paid	(14)	(28)
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	(191)	160
Inventories	970	1,286
Accounts payable	179	82
Income taxes	455	157
Accrued liabilities and other current assets	419	(21)
Pension plan contributions	(81)	(184)
Other	214	42

Net cash provided by operating activities	9,568	7,856

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(568)	(483)
Purchases of businesses, net of acquired cash	(80)	(42)
Other	(34)	79

Net cash used in investing activities	(682)	(446)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(in millions of dollars)

(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Short-term borrowing activity by original maturity:
Net issuances – maturities of 90 days or less	$ 488	$ 654
Issuances – maturities longer than 90 days	322
Long-term debt proceeds	1,606	1,130
Long-term debt repaid	(1,464)	(68)
Repurchases of common stock	(4,367)	(3,863)
Issuance of common stock	75	169
Dividends paid	(3,441)	(3,254)
Other	(273)	(275)

Net cash used in financing activities	(7,054)	(5,507)

Effect of exchange rate changes on cash and cash equivalents	(144)	64

Cash and cash equivalents:

Increase	1,688	1,967

Balance at beginning of period	1,703	1,540

Balance at end of period	$3,391	$3,507

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

Note 2. Asset Impairment and Exit Costs:

Pre-tax asset impairment and exit costs consisted of the following:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2011	2010	2011	2010
Separation programs:
European Union	$23	$20	$11	$20
Eastern Europe, Middle East & Africa	6		4
Asia	7		5
Latin America & Canada	9		8
Total separation programs	45	20	28	20

Contract termination charges:
Eastern Europe, Middle East & Africa	12		12
Total contract termination charges	12		12

Asset impairment charges:
Latin America & Canada	3		3
Total asset impairment	3		3
Asset impairment and exit costs	$60	$20	$43	$20

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Exit Costs:

Separation Programs:

The 2011 pre-tax separation program charges are primarily related to severance costs for factory and R&D restructurings, primarily in the European Union and Latin America & Canada. The 2010 pre-tax separation program charges primarily related to severance costs for factory restructurings in Greece and Portugal.

Contract Termination Charges:

During the third quarter of 2011, PMI recorded exit costs of $12 million related to the termination of a distribution agreement in Eastern Europe, Middle East & Africa.

Movement in Exit Cost Liabilities:

The movement in the exit cost liabilities for the nine months ended September 30, 2011 was as follows:

(in millions)
Liability balance, January 1, 2011	$48
Charges	57
Cash spent	(74)
Currency/other	1
Liability balance, September 30, 2011	$32

Cash payments related to exit costs at PMI were $74 million and $49 million for the nine months and three months ended September 30, 2011, respectively, and $48 million and $15 million for the nine months and three months ended September 30, 2010, respectively. Future cash payments for exit costs incurred to date are expected to be approximately $32 million and will be substantially paid by the end of 2012.

Note 3. Stock Plans:

Under the Philip Morris International Inc. 2008 Performance Incentive Plan (the “Plan”), PMI may grant to certain eligible employees stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock and deferred stock units and other stock-based awards based on PMI’s common stock, as well as performance-based incentive awards. Up to 70 million shares of PMI’s common stock may be issued under the Plan. At September 30, 2011, shares available for grant under the Plan were 27,898,502.

PMI also adopted the Philip Morris International Inc. 2008 Stock Compensation Plan for Non-Employee Directors (the “Non-Employee Directors Plan”). A non-employee director is defined as each member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the Non-Employee Directors Plan. As of September 30, 2011, shares available for grant under the plan were 819,469.

During the nine months ended September 30, 2011, PMI granted 3.8 million shares of restricted and deferred stock awards to eligible employees at a weighted-average grant date fair value of $59.41 per share. PMI recorded compensation expense for restricted stock and deferred stock awards of $122 million and $96 million during the nine months ended September 30, 2011 and 2010, respectively, and $41 million and $33 million during the three months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, PMI had $264 million of total unrecognized compensation cost related to non-vested restricted and deferred stock awards. The cost is recognized over the original restriction period of the awards, which is typically three years from the date of the original grant.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the nine months ended September 30, 2011, 1.7 million shares of PMI restricted stock and deferred stock awards vested. The grant date fair value of all the vested shares was approximately $82 million. The total fair value of restricted stock and deferred stock awards that vested during the nine months ended September 30, 2011 was approximately $103 million.

For the nine months ended September 30, 2011, the total intrinsic value of the 2.9 million PMI stock options exercised was approximately $106 million.

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

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Service cost	$ 5	$ 5	$ 132	$ 122
Interest cost	13	12	155	145
Expected return on plan assets	(12)	(12)	(240)	(218)
Amortization:
Net loss	6	3	42	31
Prior service cost	1	1	6	7
Other	1			(4)
Net periodic pension cost	$ 14	$ 9	$ 95	$ 83

	U.S. Plans		Non-U.S. Plans

	For the Three Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2011	2010	2011	2010

Service cost	$ 2	$ 2	$ 47	$ 40
Interest cost	4	4	54	49
Expected return on plan assets	(4)	(5)	(84)	(74)
Amortization:
Net loss	2	1	14	10
Prior service cost	1	1	2	3
Other				(4)
Net periodic pension cost	$ 5	$ 3	$ 33	$ 24

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Employer Contributions

PMI presently makes, and plans to make, contributions, to the extent that they are tax deductible and to meet specific funding requirements of its funded U.S. and non-U.S. plans. Employer contributions of $81 million were made to the pension plans during the nine months ended September 30, 2011. Currently, PMI anticipates making additional contributions during the remainder of 2011 of approximately $94 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Note 5. Goodwill and Other Intangible Assets, net:

Goodwill and other intangible assets, net, by segment were as follows:

	Goodwill		Other Intangible Assets, net
(in millions)	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010

European Union	$1,481	$1,443	$684	$673
Eastern Europe, Middle East & Africa	702	702	256	263
Asia	4,989	5,004	1,651	1,661
Latin America & Canada	2,915	3,012	1,183	1,276
Total	$10,087	$10,161	$3,774	$3,873

Goodwill is due primarily to PMI’s acquisitions in Canada, Indonesia, Mexico, Greece, Serbia, Colombia and Pakistan, as well as the business combination in the Philippines in February 2010. The movement in goodwill from December 31, 2010, is as follows:

(in millions)	European Union	Eastern Europe, Middle East & Africa	Asia	Latin America & Canada	Total
Balance at December 31, 2010	$1,443	$702	$5,004	$3,012	$10,161
Changes due to:
Acquisitions		1	1	1	3
Currency	38	(1)	(16)	(98)	(77)
Balance at September 30, 2011	$1,481	$702	$4,989	$2,915	$10,087

Additional details of other intangible assets were as follows:

	September 30, 2011		December 31, 2010
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$2,098		$2,170
Amortizable intangible assets	2,029	$353	1,983	$280
Total other intangible assets	$4,127	$353	$4,153	$280

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia in 2005 and Mexico in 2007. Amortizable intangible assets primarily consist of certain trademarks, distribution networks and non-compete agreements associated with business combinations. The range of useful lives as well as the weighted-average remaining useful life of amortizable intangible assets at September 30, 2011 is as follows:

Description	Initial Estimated Useful Lives	Weighted-Average Remaining Useful Life
Trademarks	2 - 40 years	27 years
Distribution networks	20 - 30 years	16 years
Non-compete agreements	3 - 10 years	4 years
Other (primarily farmer contracts)	12.5 - 17 years	14 years

Pre-tax amortization expense for intangible assets during the nine months ended September 30, 2011 and 2010 was $73 million and $65 million, respectively, and $25 million and $22 million for the three months ended September 30, 2011 and 2010, respectively. Amortization expense for each of the next five years is estimated to be $98 million or less, assuming no additional transactions occur that require the amortization of intangible assets.

The decrease in other intangible assets from December 31, 2010 was due primarily to currency movements, partially offset by the purchase of patent rights related to a new aerosol delivery technology that has the potential to reduce the harm of smoking.

During the first quarter of 2011, PMI completed its annual review of goodwill and non-amortizable intangible assets for potential impairment, and no impairment charges were required as a result of this review.

Note 6. Financial Instruments:

Overview

PMI operates in markets outside of the United States, with manufacturing and sales facilities in various locations around the world. PMI utilizes certain financial instruments to manage foreign currency exposure. Derivative financial instruments are used by PMI principally to reduce exposures to market risks resulting from fluctuations in foreign currency exchange rates by creating offsetting exposures. PMI is not a party to leveraged derivatives and, by policy, does not use derivative financial instruments for speculative purposes. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. PMI formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of the forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that the forecasted transaction would not occur, the gain or loss would be recognized in earnings. PMI reports its net transaction gains or losses in marketing, administration and research costs on the condensed consolidated statements of earnings.

PMI uses forward foreign exchange contracts, foreign currency swaps and foreign currency options, collectively referred to as foreign exchange contracts, to mitigate its exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions. The primary currencies to which PMI is exposed include the Euro, Indonesian rupiah, Japanese yen, Mexican peso, Russian ruble, Swiss franc and Turkish lira. At September 30, 2011,

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

PMI had contracts with aggregate notional amounts of $11.5 billion. Of this amount, $2.8 billion related to cash flow hedges and $8.7 billion related to other derivatives that primarily offset currency exposures on intercompany financing.

The fair value of PMI’s foreign exchange contracts included in the condensed consolidated balance sheet as of September 30, 2011 and December 31, 2010 were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Classification	Fair Value		Balance Sheet Classification	Fair Value
(in millions)		At September 30, 2011	At December 31, 2010		At September 30, 2011	At December 31, 2010
Foreign exchange contracts designated as hedging instruments	Other current assets	$ 24	$16	Other accrued liabilities	$ 18	$ 26

	Other assets	13		Other liabilities	4

Foreign exchange contracts not designated as hedging instruments	Other current assets	191	44	Other accrued liabilities	121	77
Total derivatives		$228	$60		$143	$103

Hedging activities, which represent movement in derivatives as well as the respective underlying transactions, had the following effect on PMI’s condensed consolidated statements of earnings and other comprehensive earnings for the nine months and three months ended September 30, 2011 and 2010:

(in millions)	For the Nine Months Ended September 30, 2011
Gain (Loss)	Cash Flow Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$(9)		$-		$(9)
Cost of sales	5				5
Marketing, administration and research costs

Operating income	(4)		-		(4)
Interest expense, net	(26)		37		11

Earnings before income taxes	(30)		37		7
Provision for income taxes	3		(9)		(6)

Net earnings attributable to PMI	$(27)		$28		$1

Other Comprehensive Earnings:
Losses transferred to earnings	$30			$(3)	$27
Recognized losses	(22)			2	(20)

Net impact on equity	$8			$(1)	$7

Cumulative translation adjustment		$2		$-	$2

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in millions)	For the Nine Months Ended September 30, 2010
Gain (Loss)	Cash Flow Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$ 24		$ -		$ 24
Cost of sales	(14)				(14)
Marketing, administration and research costs	3		(2)		1

Operating income	13		(2)		11
Interest expense, net	(38)		2		(36)

Earnings before income taxes	(25)		-		(25)
Provision for income taxes	2		1		3

Net earnings attributable to PMI	$(23)		$ 1		$(22)

Other Comprehensive Earnings:
Losses transferred to earnings	$ 25			$ (2)	$ 23
Recognized losses	(41)			5	(36)

Net impact on equity	$(16)			$ 3	$(13)

Cumulative translation adjustment	$ (2)	$ 25		$(10)	$ 13

(in millions)	For the Three Months Ended September 30, 2011
Gain (Loss)	Cash Flow Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$ (9)		$ -		$ (9)
Cost of sales	5				5
Marketing, administration and research costs

Operating income	(4)		-		(4)
Interest expense, net	(10)		23		13

Earnings before income taxes	(14)		23		9
Provision for income taxes	1		(5)		(4)
Net earnings attributable to PMI	$(13)		$ 18		$ 5
Other Comprehensive Earnings:
Losses transferred to earnings	$14			$ (1)	$ 13
Recognized losses	(27)			2	(25)

Net impact on equity	$(13)			$ 1	$(12)
Cumulative translation adjustment		$ -		$ -	$ -

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in millions)	For the Three Months Ended September 30, 2010
Gain (Loss)	Cash Flow Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$-		$-		$-
Cost of sales	17				17
Marketing, administration and research costs	3		(1)		2

Operating income	20		(1)		19
Interest expense, net	(15)		3		(12)

Earnings before income taxes	5		2		7
Provision for income taxes			1		1

Net earnings attributable to PMI	$5		$3		$8

Other Comprehensive Earnings:
Gains transferred to earnings	$(5)			$-	$(5)
Recognized losses	(61)			6	(55)

Net impact on equity	$(66)			$6	$(60)

Cumulative translation adjustment	$2	$-		$-	$2

Each type of hedging activity is described in greater detail below.

Cash Flow Hedges

PMI has entered into foreign exchange contracts to hedge foreign currency exchange risk related to certain forecasted transactions. The effective portion of unrealized gains and losses associated with qualifying cash flow hedge contracts is deferred as a component of accumulated other comprehensive earnings (losses) until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. During the nine months and three months ended September 30, 2011 and 2010, ineffectiveness related to cash flow hedges was not material. As of September 30, 2011, PMI has hedged forecasted transactions for periods not exceeding the next fifteen months. The impact of these hedges is included in operating cash flows on PMI’s condensed consolidated statements of cash flows.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the nine months and three months ended September 30, 2011 and 2010, foreign exchange contracts that were designated as cash flow hedging instruments impacted the condensed consolidated statements of earnings and other comprehensive earnings as follows:

(pre-tax, in millions)	For the Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings on Derivative
		2011	2010	2011	2010

Foreign exchange contracts				$(22)	$(41)
	Net revenues	$(9)	$24
	Cost of sales	5	(14)
	Marketing, administration and research costs		3
	Interest expense, net	(26)	(38)
Total		$(30)	$(25)	$(22)	$(41)

(pre-tax, in millions)	For the Three Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings on Derivative
		2011	2010	2011	2010

Foreign exchange contracts				$(27)	$(61)
	Net revenues	$(9)	$ -
	Cost of sales	5	17
	Marketing, administration and research costs		3
	Interest expense, net	(10)	(15)
Total		$(14)	$ 5	$(27)	$(61)

Hedges of Net Investments in Foreign Operations

PMI designates certain foreign currency denominated debt and forward exchange contracts as net investment hedges of its foreign operations. For the nine months ended September 30, 2011 and 2010, these hedges of net investments resulted in gains (losses), net of income taxes, of ($137) million and $212 million, respectively. For the three months ended September 30, 2011 and 2010, these hedges of net investments resulted in gains (losses), net of income taxes, of $139 million and ($306) million, respectively. These gains (losses) were reported as a component of accumulated other comprehensive earnings (losses) within currency translation adjustments. For the nine and three months ended September 30, 2011 and 2010, ineffectiveness related to net investment hedges was not material. Settlement of net investment hedges is included in other investing cash flows on PMI’s condensed consolidated statements of cash flows.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the nine months and three months ended September 30, 2011 and 2010, foreign exchange contracts that were designated as net investment hedging instruments impacted the condensed consolidated statements of earnings and other comprehensive earnings as follows:

(pre-tax, in millions)	For the Nine Months Ended September 30,
Derivatives in Net Investment Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings on Derivative
		2011	2010	2011	2010
Foreign exchange contracts				$2	$25
	Interest expense, net	$-	$-

(pre-tax, in millions)	For the Three Months Ended September 30,
Derivatives in Net Investment Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings on Derivative
		2011	2010	2011	2010
Foreign exchange contracts				$-	$-
	Interest expense, net	$-	$-

Other Derivatives

PMI has entered into foreign exchange contracts to hedge the foreign currency exchange risks related to inter-company loans between certain subsidiaries, and third-party loans. While effective as economic hedges, no hedge accounting is applied for these contracts and, therefore, the unrealized gains (losses) relating to these contracts are reported in PMI’s condensed consolidated statements of earnings. For the nine months ended September 30, 2011 and 2010, the gains from contracts for which PMI did not apply hedge accounting were $144 million and $64 million, respectively. For the three months ended September 30, 2011 and 2010, the gains from contracts for which PMI did not apply hedge accounting were $6 million and $141 million, respectively. The gains (losses) from these contracts substantially offset the losses and gains generated by the underlying intercompany and third-party loans being hedged.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As a result, for the nine months and three months ended September 30, 2011 and 2010, these items affected the condensed consolidated statements of earnings as follows:

(pre-tax, in millions)
Derivatives not Designated as Hedging Instruments	Statement of Earnings Classification of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Earnings
		Nine Months Ended September 30,		Three Months Ended September 30,
		2011	2010	2011	2010
Foreign exchange contracts	Marketing, administration and research costs	$ -	$(2)	$ -	$(1)
	Interest expense, net	37	2	23	3
Total		$37	$ -	$23	$ 2

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Earnings (Losses)

Derivative gains or losses reported in accumulated other comprehensive earnings (losses) are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2011	2010	2011	2010
Gain at beginning of period	$ 2	$ 19	$ 21	$ 66
Derivative losses (gains) transferred to earnings	27	23	13	(5)
Change in fair value	(20)	(36)	(25)	(55)
Gain as of September 30	$ 9	$ 6	$ 9	$ 6

At September 30, 2011, PMI expects $8 million of derivative gains reported in accumulated other comprehensive earnings (losses) to be reclassified to the condensed consolidated statement of earnings within the next twelve months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.

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

(in millions)
Redeemable noncontrolling interest at date of business combination	$1,170
Share of net earnings	26
Dividend payments	(24)
Currency translation	16
Redeemable noncontrolling interest at December 31, 2010	$1,188
Share of net earnings	80
Dividend payments	(54)
Currency translation	2
Redeemable noncontrolling interest at September 30, 2011	$1,216

The redeemable noncontrolling interest balance at September 30, 2010 was $1,199 million. The increase in redeemable noncontrolling interest through September 30, 2010 of $29 million was due to $29 million of net earnings and currency translation gains of $16 million, partially offset by dividend payments of $16 million.

In future periods, if the fair value of 50% of PMFTC were to drop below the redemption value of $1.17 billion, the difference would be treated as a special dividend to FTC and would reduce PMI’s earnings per share. Reductions in earnings per share may be partially or fully reversed in subsequent periods if the fair value of the redeemable noncontrolling interest increases relative to the redemption value. Such increases in earnings per share would be limited to cumulative prior reductions. At September 30, 2011, PMI determined that 50% of the fair value of PMFTC exceeded the redemption value of $1.17 billion.

Brazil:

In June 2010, PMI announced that its affiliate, Philip Morris Brasil Industria e Comercio Ltda. (“PMB”), will begin directly sourcing tobacco leaf from approximately 17,000 tobacco farmers in Southern Brazil. This initiative enhances PMI’s direct involvement in the supply chain and is expected to provide approximately 10% of PMI’s global leaf requirements. The vertically integrated structure was made possible following separate agreements with two leaf suppliers in Brazil, Alliance One Brasil Exportadora de Tabacos Ltda. (“AOB”) and Universal Leaf Tabacos Ltda. (“ULT”). These agreements resulted in AOB assigning approximately 9,000 contracts with tobacco farmers to PMB and ULT assigning approximately 8,000 contracts with tobacco farmers to PMB. As a result, PMB offered employment to more than 200 employees, most of them agronomy specialists, and acquired related assets in Southern Brazil. The purchase price for the net assets and the contractual relationships was $83 million, which was paid in 2010. Of this amount, $41 million was paid in the third quarter of 2010 and the remaining $42 million was paid in the fourth quarter of 2010. PMI accounted for these transactions as a business combination. The allocation of the purchase price was to other intangible assets ($34 million, farmers contracts), inventories ($33 million), goodwill ($18 million), property, plant and equipment ($16 million) and other non-current assets ($11 million), partially offset by other current liabilities ($29 million, which consists primarily of the total amount of bank guarantees for tobacco farmers’ rural credit facilities).

Other:

In June 2011, PMI completed the acquisition of a cigarette business in Jordan, consisting primarily of cigarette manufacturing assets and inventories, for $42 million. In January 2011, PMI acquired a cigar business, consisting primarily of trademarks in the Australian and New Zealand markets, for $20 million. The effects of these and other smaller acquisitions were not material to PMI’s consolidated financial position, results of operations or cash flows.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8. Earnings Per Share:

Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2011	2010	2011	2010
Net earnings attributable to PMI	$6,705	$5,507	$2,377	$1,822
Less distributed and undistributed earnings attributable to share-based payment awards	38	25	14	8
Net earnings for basic and diluted EPS	$6,667	$5,482	$2,363	$1,814

Weighted-average shares for basic EPS	1,771	1,849	1,749	1,828
Plus incremental shares from assumed conversions:
Stock options		3		2
Weighted-average shares for diluted EPS	1,771	1,852	1,749	1,830

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

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Segment data were as follows:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2011	2010	2011	2010
Net revenues:
European Union	$22,650	$21,053	$ 8,155	$ 7,045
Eastern Europe, Middle East & Africa	13,195	11,665	4,921	4,184
Asia	14,577	11,094	5,143	3,629
Latin America & Canada	7,048	6,094	2,487	2,078
Net revenues	$57,470	$49,906	$20,706	$16,936

Earnings before income taxes:
Operating companies income:
European Union	$ 3,548	$ 3,280	$ 1,262	$ 1,113
Eastern Europe, Middle East & Africa	2,482	2,412	925	856
Asia	3,800	2,259	1,309	690
Latin America & Canada	774	699	255	244
Amortization of intangibles	(73)	(65)	(25)	(22)
General corporate expenses	(135)	(128)	(49)	(45)
Operating income	10,396	8,457	3,677	2,836
Interest expense, net	(613)	(660)	(192)	(214)
Earnings before income taxes	$ 9,783	$ 7,797	$ 3,485	$ 2,622

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

The table below lists the number of tobacco-related cases pending against us and/or our subsidiaries or indemnitees as of November 1, 2011, 2010 and 2009:

Type of Case	Number of Cases Pending as of November 1, 2011	Number of Cases Pending as of November 1, 2010	Number of Cases Pending as of November 1, 2009
Individual Smoking and Health Cases	84	111	120
Smoking and Health Class Actions	10	11	9
Health Care Cost Recovery Actions	11	10	11
Lights Class Actions	2	2	3
Individual Lights Cases (small claims court)	9	10	27
Public Civil Actions	3	8	11

Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 367 Smoking and Health, Lights, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Ten cases have had decisions in favor of plaintiffs. Six of these cases have subsequently reached final resolution in our favor and four remain on appeal. To date, we have paid total judgments including costs of approximately six thousand Euros. These payments were made in order to appeal three Italian small claims cases, two of which were subsequently reversed on appeal and one of which remains on appeal. To date, no tobacco-related case has been finally resolved in favor of a plaintiff against us, our subsidiaries or indemnitees.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below lists the verdicts and post-trial developments in the three pending cases (excluding an individual case on appeal from an Italian small claims court) in which verdicts were returned in favor of plaintiffs:

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
May 2011	Brazil/Laszlo	Individual Smoking and Health	The Civil Court of São Vicente found for plaintiff and ordered Philip Morris Brasil to pay damages of R$31,333 (approximately $17,700), plus future costs for cessation and medical treatment of smoking related diseases.	In June 2011, Philip Morris Brasil filed an appeal.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
September 2009	Brazil/Bernhardt	Individual Smoking and Health	The Civil Court of Rio de Janeiro found for plaintiff and ordered Philip Morris Brasil to pay R$13,000 (approximately $7,300) in “moral damages.”

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

In March 2011, the Court of Appeals affirmed the trial court’s decision and denied Philip Morris Brasil’s appeal. The Court of Appeals increased the amount of damages awarded to the plaintiff to R$100,000 (approximately $56,000). Philip Morris Brasil filed an appeal in June 2011.

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

As of November 1, 2011, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•

84 cases brought by individual plaintiffs in Argentina (39), Brazil (32), Canada (2), Chile (2), Greece (1), Italy (5), the Philippines (1), Scotland (1) and Turkey (1), compared with 111 such cases on November 1, 2010, and 120 cases on November 1, 2009; and

•	10 cases brought on behalf of classes of individual plaintiffs in Brazil (2) and Canada (8), compared with 11 such cases on November 1, 2010, and 9 such cases on November 1, 2009.

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

In the second class action pending in Brazil, Public Prosecutor of São Paulo v. Philip Morris Brasil Industria e Comercio Ltda., Civil Court of the City of São Paulo, Brazil, filed August 6, 2007, our subsidiary is a defendant. The plaintiff, the Public Prosecutor of the State of São Paulo, is seeking (i) unspecified damages on behalf of all smokers nationwide, former smokers, and their relatives; (ii) unspecified damages on behalf of people exposed to environmental tobacco smoke (“ETS”) nationwide, and their relatives; and (iii) reimbursement of the health care costs allegedly incurred for the treatment of tobacco-related diseases by all Brazilian States and Municipalities, and the Federal District. In an interim ruling issued in December 2007, the trial court limited the scope of this claim to the State of São Paulo only. In December 2008, the Seventh Civil Court of São Paulo issued a decision declaring that it lacked jurisdiction because the case involved issues similar to the ADESF case discussed above and should be transferred to the Nineteenth Lower Civil Court in São Paulo where the ADESF case is pending. The court further stated that these cases should be consolidated for the purposes of judgment. Our subsidiary appealed this decision to the State of São Paulo Court of Appeals, which subsequently declared the case stayed pending the outcome of the appeal. In April 2010, the São Paulo Court of Appeals reversed the Seventh Civil Court’s decision that consolidated the cases, finding that they are based on different legal claims and are progressing at different stages of proceedings. This case was returned to the Seventh Civil Court of São Paulo, and our subsidiary filed its closing arguments in December 2010.

In the first class action pending in Canada, Cecilia Letourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, our subsidiary and other Canadian manufacturers are defendants. The plaintiff, an individual smoker, is seeking compensatory and unspecified punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005. Pre-trial proceedings are ongoing. Trial is scheduled to begin on March 5, 2012.

In the second class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court,

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Canada, filed in November 1998, our subsidiary and other Canadian manufacturers are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, are seeking compensatory and unspecified punitive damages for each member of the class who allegedly suffers from certain smoking-related diseases. The class was certified in 2005. Pre-trial proceedings are ongoing. Trial is scheduled to begin on March 5, 2012.

In the third class action pending in Canada, Kunta v. Canadian Tobacco Manufacturers’ Council, et al., The Queen’s Bench, Winnipeg, Canada, filed June 12, 2009, we, our subsidiaries, and our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The plaintiff, an individual smoker, alleges her own addiction to tobacco products and chronic obstructive pulmonary disease (“COPD”), severe asthma, and mild reversible lung disease resulting from the use of tobacco products. She is seeking compensatory and unspecified punitive damages on behalf of a proposed class comprised of all smokers, their estates, dependents and family members, as well as restitution of profits, and reimbursement of government health care costs allegedly caused by tobacco products. In September 2009, plaintiff’s counsel informed defendants that he did not anticipate taking any action in this case while he pursues the class action filed in Saskatchewan (see description of Adams, below).

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

In the fifth class action pending in Canada, Semple v. Canadian Tobacco Manufacturers’ Council, et al., The Supreme Court (trial court), Nova Scotia, Canada, filed June 18, 2009, we, our subsidiaries, and our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The plaintiff, an individual smoker, alleges his own addiction to tobacco products and COPD resulting from the use of tobacco products. He is seeking compensatory and unspecified punitive damages on behalf of a proposed class comprised of all smokers, their estates, dependents and family members, as well as restitution of profits, and reimbursement of government health care costs allegedly caused by tobacco products. No activity in this case is anticipated while plaintiff’s counsel pursues the class action filed in Saskatchewan (see description of Adams, above).

In the sixth class action pending in Canada, Dorion v. Canadian Tobacco Manufacturers’ Council, et al., The Queen’s Bench, Alberta, Canada, filed June 15, 2009, we, our subsidiaries, and our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The plaintiff, an individual smoker, alleges her own addiction to tobacco products and chronic bronchitis and severe sinus infections resulting from the use of tobacco products. She is seeking compensatory and unspecified punitive damages on behalf of a proposed class comprised of all smokers, their estates, dependents and family members, restitution of profits, and reimbursement of government health care costs allegedly caused by tobacco products. To date, we, our subsidiaries, and our indemnitees have not been properly served with the complaint. No activity in this case is anticipated while plaintiff’s counsel pursues the class action filed in Saskatchewan (see description of Adams, above).

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

As of November 1, 2011, there were 11 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Canada (4), Israel (1), Nigeria (5) and Spain (1), compared with 10 such cases on November 1, 2010 and 11 such cases on November 1, 2009.

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

In the case in Israel, Kupat Holim Clalit v. Philip Morris USA, et al., Jerusalem District Court, Israel, filed September 28, 1998, we, our subsidiary, and our indemnitee (PM USA), and other members of the industry are defendants. The plaintiff, a private health care provider, brought a claim seeking reimbursement of the cost of treating its members for alleged smoking-related illnesses for the years 1990 to 1998. Certain defendants filed a motion to dismiss the case. The motion was rejected, and those defendants filed a motion with the Israel Supreme Court for leave to appeal. The appeal was heard by a three-judge panel of the Supreme Court in March 2005. In July 2011, the Supreme Court issued a decision that accepted the defendants’ appeal and dismissed the case. In August 2011, plaintiff filed a petition for an en banc rehearing by the Israeli Supreme Court of the decision dismissing the case.

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

As of November 1, 2011, there were a number of lights cases pending against our subsidiaries or indemnitees, as follows:

•	2 cases brought on behalf of various classes of individual plaintiffs (some overlapping) in Israel, compared with 2 such cases on November 1, 2010 and 3 such cases on November 1, 2009; and

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•

9 cases brought by individuals in the equivalent of small claims courts in Italy, where the maximum damages are approximately one thousand Euros per case, compared with 10 such cases on November 1, 2010, and 27 such cases on November 1, 2009.

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

As of November 1, 2011, there were 3 public civil actions pending against our subsidiaries in Argentina (1), Brazil (1), and Venezuela (1), compared with 8 such cases on November 1, 2010, and 11 such cases on November 1, 2009.

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

In the public civil action in Brazil, The Brazilian Association for the Defense of Consumer Health (“SAUDECON”) v. Philip Morris Brasil Industria e Comercio Ltda. and Souza Cruz S.A., Civil Court of City of Porto Alegre, Brazil, filed November 3, 2008, our subsidiary is a defendant. The plaintiff, a consumer organization, is asking the court to establish a fund that will be used to provide treatment to smokers who claim to be addicted and who do not otherwise have access to smoking cessation treatment. Plaintiff requests that each defendant’s liability be determined according to its market share. In May 2009, the trial court dismissed the case on the merits. Plaintiff has appealed.

In a public civil action in Colombia, Ibagué Public Prosecutor v. Republic of Colombia (Ministry of Social Protection), et al., Administrative Court of Ibagué, Colombia, filed August 11, 2009, our subsidiary is a defendant. Plaintiff alleges that the public’s collective right to health, safety and enjoyment of a safe environment has been violated. Plaintiff seeks (i) a ban on the sale of cigarettes; (ii) a ban on all cigarette advertising and promotion; (iii) the development of strategies to rehabilitate smoking addicts; and (iv) the implementation of a program designed to eradicate smoking in Colombia within a “reasonable” period of time. In November 2010, the trial court dismissed the case and plaintiff appealed. Coltabaco was never served with the complaint. In August 2011, we were informed

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

that the case has been terminated by the court of appeals and therefore it is not included in the above statistics. We will no longer report this case.

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

Antitrust: In the antitrust class action in Kansas, Smith v. Philip Morris Companies Inc., et al., District Court of Seward County, Kansas, filed February 7, 2000, we and other members of the industry are defendants. The plaintiff asserts that the defendant cigarette companies engaged in an international conspiracy to fix wholesale prices of cigarettes and sought certification of a class comprised of all persons in Kansas who were indirect purchasers of cigarettes from the defendants. The plaintiff claims unspecified economic damages resulting from the alleged price-fixing, trebling of those damages under the Kansas price-fixing statute and counsel fees. The trial court granted plaintiff’s motion for class certification. A court-ordered mediation was held in October 2010, prior to which we filed a summary judgment motion. The court has not yet ruled on our summary judgment motion, but has set a trial date in July 2012.

Breach of Contract: In the breach of contract action in Ontario, Canada, The Ontario Flue-Cured Tobacco Growers’ Marketing Board, et al. v. Rothmans, Benson & Hedges Inc., Superior Court of Justice, London, Ontario, Canada, filed November 5, 2009, our subsidiary is a defendant. Plaintiffs in this putative class action allege that our subsidiary breached contracts with the proposed class members (Ontario tobacco growers and their related associations) concerning the sale and purchase of flue-cured tobacco from January 1, 1986 to December 31, 1996. Plaintiffs allege that our subsidiary was required by the contracts to disclose to plaintiffs the quantity of tobacco included in cigarettes to be sold for duty free and export purposes (which it purchased at a lower price per pound than tobacco that was included in cigarettes to be sold in Canada), but failed to disclose that some of the cigarettes it designated as being for export and duty free purposes were ultimately sold in Canada. Our subsidiary has been served, but there is currently no deadline to respond to the statement of claim. In September, plaintiffs served a notice of motion seeking class certification.

Tax: In Brazil, there are 109 tax cases involving Philip Morris Brasil S.A. and Philip Morris Brasil Ltda. relating to the payment of state tax on the sale and transfer of goods and services, federal social contributions, excise, social security and income tax, and other matters. Fifty-four of these cases are under administrative review by the relevant fiscal authorities and 55 are under judicial review by the courts.

Employment: Our subsidiaries, Philip Morris Brasil S.A. and Philip Morris Brasil Ltda., are defendants in various individual employment cases resulting, among other things, from the termination of employment in connection with the shut-down of one of our factories in Brazil.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Third-Party Guarantees

At September 30, 2011, PMI’s third-party guarantees were $7 million, all of which expire by 2015. PMI is required to perform under these guarantees in the event that a third party fails to make contractual payments. PMI does not have a liability on its condensed consolidated balance sheet at September 30, 2011, as the fair value of these guarantees is insignificant due to the fact that the probability of future payments under these guarantees is remote.

Note 11. Income Taxes:

Income tax provisions for jurisdictions outside the United States, as well as state and local income tax provisions, were determined on a separate company basis and the related assets and liabilities were recorded in PMI’s condensed consolidated balance sheets.

PMI’s effective tax rates for the nine months and three months ended September 30, 2011 were 29.1% and 29.4%, respectively. PMI’s effective tax rates for the nine months and three months ended September 30, 2010 were 27.0% and 27.8%, respectively. The effective tax rate for the nine months ended September 30, 2011 increased 2.1 percentage points compared to the prior period due primarily to higher special tax items in 2010 that benefited PMI’s 2010 effective tax rate. The effective tax rate for the nine months ended September 30, 2011 was favorably impacted by an enacted decrease in corporate income tax rates in Greece ($11 million), and the reversal of a valuation allowance in Brazil ($15 million). The effective tax rate for the nine months ended September 30, 2010 was favorably impacted by the reversal of tax reserves ($148 million) following the conclusion of the IRS examination of Altria Group, Inc.’s consolidated tax returns for the years 2000 through 2003, partially offset by the negative impact of an enacted increase in corporate income tax rates in Greece ($21 million) and the net result of an audit in Italy ($6 million). The effective tax rates are based on PMI’s full-year geographic earnings mix projections and cash repatriation plans. Changes in earnings mix or in cash repatriation plans could have an impact on the effective tax rates, which PMI monitors each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

PMI is regularly examined by tax authorities around the world. It is reasonably possible that within the next twelve months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible change cannot be made at this time.

Note 12. Indebtedness:

Short-term Borrowings:

At September 30, 2011 and December 31, 2010, PMI’s short-term borrowings, consisting of commercial paper and bank loans to certain PMI subsidiaries, had a carrying value of $2,563 million and $1,747 million, respectively. The fair value of PMI’s short-term borrowings, based on current market interest rates, approximates carrying value.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Long-term Debt:

At September 30, 2011 and December 31, 2010, PMI’s long-term debt consisted of the following:

(in millions)	September 30, 2011	December 31, 2010
U.S. dollar notes, 2.500% to 6.875% (average interest rate 5.183%), due through 2038	$ 9,801	$ 8,190
Foreign currency obligations:
Euro notes payable (average interest rate 5.100%), due through 2016	3,727	4,899
Swiss franc notes payable (average interest rate 3.625%), due through 2013	1,116	1,050
Other (average interest rate 2.475%), due through 2024	552	616
	15,196	14,755
Less current portion of long-term debt	2,326	1,385
	$ 12,870	$ 13,370

Other foreign currency debt includes capital lease obligations and mortgage debt.

In May 2011, PMI issued $650 million of 2.500% U.S. dollar notes due May 2016 and $350 million of 4.125% U.S. dollar notes due May 2021. Interest on these notes is payable semiannually beginning in November 2011. In addition, in August 2011, PMI issued $600 million of 2.500% U.S. dollar notes due May 2016. The notes are a further issuance of the 2.500% notes issued by PMI in May 2011. The net proceeds from the sale of these securities ($1,605 million) were used to meet PMI’s working capital requirements, to repurchase PMI’s common stock, to refinance debt and for general corporate purposes.

Credit Facilities:

At September 30, 2011, PMI’s total committed credit facilities were $5.2 billion, and there were no borrowings outstanding under these committed credit facilities.

In May 2011, PMI entered into an agreement with certain financial institutions to extend the expiration date for its $2.5 billion revolving credit facility from September 30, 2013, to March 31, 2015.

On October 25, 2011, PMI entered into a new multi-year revolving credit facility in the amount of $3.5 billion, which expires on October 25, 2016. This new revolving credit facility replaces PMI’s $2.7 billion multi-year credit facility, which was to expire on December 4, 2012, and will bring PMI’s total committed credit facilities to $6.0 billion.

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

Debt

The fair value of PMI’s outstanding debt, as utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. The aggregate carrying value of PMI’s debt, excluding short-term borrowings and $97 million of capital lease obligations, was $15,099 million at September 30, 2011. The fair value of PMI’s outstanding debt, excluding the aforementioned short-term borrowings and capital lease obligations has been classified within Level 1 and Level 2 in the table shown below.

Philip Morris International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The aggregate fair value of PMI’s derivative financial instruments and debt as of September 30, 2011, was as follows:

(in millions)	Fair Value at September 30, 2011	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$ 228	$ -	$ 228	$ -
Total assets	$ 228	$ -	$ 228	$ -
Liabilities:
Debt	$ 17,176	$ 16,708	$ 468	$ -
Foreign exchange contracts	143		143
Total liabilities	$ 17,319	$ 16,708	$ 611	$ -

Note 14. Accumulated Other Comprehensive Earnings (Losses):

PMI’s accumulated other comprehensive earnings (losses), net of taxes, consisted of the following:

(in millions)	At September 30, 2011	At December 31, 2010	At September 30, 2010
Currency translation adjustments	$ 141	$ 507	$ 824

Pension and other benefits	(1,576)	(1,650)	(1,350)

Derivatives accounted for as hedges	9	2	6

Equity securities	1	1
Total accumulated other comprehensive losses	$(1,425)	$(1,140)	$ (520)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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

Consolidated Operating Results for the Nine Months Ended September 30, 2011 – The changes in our reported diluted earnings per share (“diluted EPS”) for the nine months ended September 30, 2011, from the comparable 2010 amounts, were as follows:

	Diluted EPS	% Growth
For the nine months ended September 30, 2010	$2.96

2011 Asset impairment and exit costs	(0.03)
2011 Tax items	0.02
Subtotal 2011 items	(0.01)

2010 Asset impairment and exit costs	0.01
2010 Tax items	(0.07)
Subtotal 2010 items	(0.06)

Currency	0.19
Interest	0.02
Change in tax rate	(0.04)
Impact of lower shares outstanding and share-based payments	0.17
Operations	0.53
For the nine months ended September 30, 2011	$3.76	27.0%

Asset Impairment and Exit Costs – During the nine months ended September 30, 2011, we recorded pre-tax asset impairment and exit costs of $60 million ($42 million after tax or $0.03 per share) primarily related to severance costs for factory and R&D restructurings, primarily in the European Union and Latin America & Canada, as well as a contract termination charge in EEMA. During the nine months ended September 30, 2010, we recorded pre-tax asset impairment and exit costs of $20 million ($13 million after tax or $0.01 per share) related to factory restructuring charges in Greece and Portugal.

Income Taxes – Our effective income tax rate for the nine months ended September 30, 2011 increased 2.1 percentage points to 29.1%, due primarily to higher special tax items in 2010 that benefited our 2010 effective tax rate. The effective tax rate for the nine months ended September 30, 2011 was favorably impacted by an enacted decrease in corporate income tax rates in Greece ($11 million), and the reversal of a valuation allowance in Brazil ($15 million). The effective tax rate for the nine months ended September 30, 2010 was favorably impacted by the reversal of tax reserves ($148 million) following the conclusion of the IRS examination of Altria Group, Inc.’s consolidated tax returns for the years 2000 through 2003, partially offset by the negative impact of an enacted increase in corporate income tax rates in Greece ($21 million) and the net result of an audit in Italy ($6 million). These special tax items discussed in this paragraph increased our diluted EPS by $0.02 per share in 2011, and by $0.07 per share in 2010.

Currency – The favorable currency impact during the reporting period was due primarily to the Australian dollar, the Canadian dollar, the Euro, Indonesian rupiah, Japanese yen, Mexican peso and the Russian ruble, partially offset by the Swiss franc.

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

Operations – The increase in our operations reflected in the table above was due primarily to the following:

•

Asia: Higher pricing, and favorable volume/mix, partially offset by higher manufacturing costs (including higher air freight costs related to increased shipments for Japan) and higher marketing, administration and research costs; and

•	Eastern Europe, Middle East & Africa: Higher pricing and favorable volume/mix, partially offset by higher manufacturing costs and higher marketing, administration and research costs.

We broadly estimate that our diluted EPS in the first nine months of the year increased by approximately $0.15 as a result of the shortages of competitors’ products in Japan following the March 11, 2011 earthquake and tsunami.

Consolidated Operating Results for the Three Months Ended September 30, 2011 – The changes in our reported diluted EPS for the three months ended September 30, 2011, from the comparable 2010 amounts, were as follows:

	Diluted EPS	% Growth
For the three months ended September 30, 2010	$0.99

2011 Asset impairment and exit costs	(0.02)
2010 Asset impairment and exit costs	0.01

Currency	0.04
Interest	0.01
Change in tax rate	(0.03)
Impact of lower shares outstanding and share-based payments	0.06
Operations	0.29
For the three months ended September 30, 2011	$1.35	36.4%

Asset Impairment and Exit Costs – During the three months ended September 30, 2011, we recorded pre-tax asset impairment and exit costs of $43 million ($31 million after tax or $0.02 per share) primarily related to severance costs for factory and R&D restructurings, primarily in the European Union and Latin America & Canada, as well as a contract termination charge in EEMA. During the three months ended September 30, 2010, we recorded pre-tax asset impairment and exit costs of $20 million ($13 million after tax or $0.01 per share) related to factory restructuring charges in Greece and Portugal.

Income Taxes – Our effective income tax rate for the three months ended September 30, 2011 increased 1.6 percentage points to 29.4%, primarily reflecting the mix of earnings.

Currency – The favorable currency impact during the reporting period was due primarily to the Australian dollar, Indonesian rupiah, Japanese yen and the Russian ruble, partially offset by the Swiss franc and Turkish lira.

Interest – The favorable impact of interest was due primarily to lower average interest rates on debt and higher interest income, partially offset by higher average debt levels.

Lower Shares Outstanding and Share-Based Payments – The favorable EPS impact was due to the repurchase of our common stock pursuant to our share repurchase program.

Operations – The increase in our operations reflected in the table above was due primarily to the following:

•

Asia: Higher pricing, and favorable volume/mix, partially offset by higher manufacturing costs (including higher air freight costs related to increased shipments for Japan) and higher marketing, administration and research costs; and

•	Eastern Europe, Middle East & Africa: Higher pricing and favorable volume/mix, partially offset by higher manufacturing costs.

For further details, see the “Consolidated Operating Results” and “Operating Results by Business Segment” sections of the following “Discussion and Analysis.”

2011 Forecasted Results – On October 20, 2011, we narrowed our forecast for 2011 full-year reported diluted EPS from a previous guidance range of $4.70 to $4.80 to a range of $4.75 to $4.80, up by approximately 21% to 22.5% versus $3.92 in 2010. Excluding a forecast total favorable currency impact of approximately $0.20 for the full-year 2011, reported diluted earnings per share are projected to increase by approximately 16% to 17.5%, or by approximately 17.5% to 19% versus adjusted diluted earnings per share of $3.87 in 2010. We calculated 2010 adjusted diluted EPS as reported diluted EPS of $3.92, less the $0.07 per share benefit of discrete tax items, plus the $0.02 per share charge related to asset impairment and exit costs. The 2011 guidance excludes the impact of any potential future acquisitions, unanticipated asset impairment and exit cost charges, and any unusual events. The factors described in the Cautionary Factors That May Affect Future Results section of the following Discussion and Analysis represent continuing risks to this forecast.

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

Discussion and Analysis

Consolidated Operating Results

See pages 70-74 for a discussion of our Cautionary Factors That May Affect Future Results. Our cigarette volume, net revenues, excise taxes on products and operating companies income by segment were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2011	2010	2011	2010

Cigarette volume:
European Union	161,913	169,617	56,198	58,264
Eastern Europe, Middle East & Africa	218,032	217,265	79,053	75,228
Asia	235,187	211,588	79,053	70,188
Latin America & Canada	73,512	76,436	25,243	25,532
Total cigarette volume	688,644	674,906	239,547	229,212

Net revenues:
European Union	$ 22,650	$ 21,053	$ 8,155	$ 7,045
Eastern Europe, Middle East & Africa	13,195	11,665	4,921	4,184
Asia	14,577	11,094	5,143	3,629
Latin America & Canada	7,048	6,094	2,487	2,078
Net revenues	$ 57,470	$ 49,906	$ 20,706	$ 16,936

Excise taxes on products:
European Union	$ 15,646	$ 14,435	$ 5,649	$ 4,906
Eastern Europe, Middle East & Africa	7,286	6,134	2,711	2,288
Asia	6,519	5,265	2,344	1,796
Latin America & Canada	4,593	3,901	1,640	1,332
Excise taxes on products	$ 34,044	$ 29,735	$12,344	$ 10,322

Operating income:
Operating companies income:
European Union	$ 3,548	$ 3,280	$ 1,262	$ 1,113
Eastern Europe, Middle East & Africa	2,482	2,412	925	856
Asia	3,800	2,259	1,309	690
Latin America & Canada	774	699	255	244
Amortization of intangibles	(73)	(65)	(25)	(22)
General corporate expenses	(135)	(128)	(49)	(45)
Operating income	$ 10,396	$ 8,457	$ 3,677	$ 2,836

As discussed in Note 9. Segment Reporting to our condensed consolidated financial statements, we evaluate segment performance and allocate resources based on operating companies income, which we define as operating income before general corporate expenses and amortization of intangibles. We believe it is appropriate to disclose this measure to help investors analyze the business performance and trends of our various business segments.

References to total international cigarette market, total cigarette market, total market and market shares throughout this Discussion and Analysis are our estimates based on a number of internal and external sources.

Consolidated Operating Results for the Nine Months Ended September 30, 2011

The following discussion compares our consolidated operating results for the nine months ended September 30, 2011, with the nine months ended September 30, 2010.

Our cigarette shipment volume of 688.6 billion units increased 13.7 billion (2.0%), due primarily to gains in:

•

Asia, primarily driven by growth in Indonesia, the favorable impact of the business combination in the Philippines, market share gains in Korea and increased volume in Japan as a result of in-market shortages of competitors’ products; partly offset by a lower market and market share in Pakistan; and

•

EEMA, primarily due to Algeria, reflecting a higher market share and higher total market, the Middle East due to a higher total market, and Turkey, reflecting a higher market share; partially offset by Russia, due to a lower market share, a lower market and unfavorable distributor inventory movements, and Ukraine, due to the unfavorable impact of steep tax-driven price increases in 2010 on the total market, and a lower market share.

These gains were partially offset by declines in:

•

the European Union, primarily reflecting lower total markets, notably in Greece, Portugal and Spain; and lower market share, mainly in the Czech Republic, Italy and Poland; partly offset by total market growth and share growth in Germany; and

•

Latin America & Canada, due mainly to Mexico, reflecting a lower total market and the depletion of trade inventories established ahead of the January 1, 2011 excise tax increase, partly offset by growth in Argentina.

Excluding acquisitions (primarily the business combination with Fortune Tobacco Corporation in the Philippines), our cigarette shipment volume was up 0.5%, driven by growth from each of our top ten brands.

Our market share performance was stable or registered growth in a number of markets, including Algeria, Argentina, Belgium, Canada, France, Germany, Hong Kong, Indonesia, Japan, Korea, Mexico, the Netherlands, the Philippines, Russia, Singapore, Thailand and Turkey.

Total cigarette shipments of Marlboro of 225.6 billion units were up by 0.5%, due primarily to increases in Asia of 6.1%, primarily reflecting growth in Indonesia, Japan and Korea; and EEMA of 4.2% primarily due to Algeria, reflecting higher market share, and growing markets in the Middle East. The increase was partially offset by declines in the European Union of 4.3%, mainly reflecting a lower total market in Greece, Portugal and Spain, and in Latin America & Canada of 4.7% due to the unfavorable impact of the excise tax increase in Mexico.

Total cigarette shipments of L&M of 68.1 billion units were up by 2.9%, due to growth in all four regions.

Total Chesterfield cigarette shipments of 27.8 billion units were up by 0.4%, driven by growth in the European Union, primarily Germany, Poland and Portugal, partly offset by declines in Spain. The growth in the European Union was partially offset by a decline in EEMA, mainly in Russia and Ukraine.

Total cigarette shipments of Parliament of 29.3 billion units were up by 9.9%, due to growth in all four regions. Total cigarette shipments of Lark of 26.3 billion units increased by 15.3%, due primarily to gains in Asia, mainly Japan, partly offset by declines in EEMA, mainly in Turkey. Total cigarette shipments of Bond Street of 33.9 billion units increased by 2.2%, driven primarily by growth in EEMA, mainly Kazakhstan and Russia, partially offset by declines in the European Union, mainly Hungary.

Total shipment volume of other tobacco products (“OTP”), in cigarette equivalent units, grew by 6.3%, and 6.2% excluding acquisitions.

Total shipment volume for cigarettes and OTP was up by 2.1%, and 0.7% excluding acquisitions.

Our net revenues and excise taxes on products were as follows:

	For the Nine Months Ended September 30,
(in millions)	2011	2010	Variance	%

Net revenues	$57,470	$49,906	$7,564	15.2%
Excise taxes on products	34,044	29,735	4,309	14.5%
Net revenues, excluding excise taxes on products	$23,426	$20,171	$3,255	16.1%

Currency movements increased net revenues by $2.8 billion and net revenues excluding excise taxes on products by $1.2 billion. The $1.2 billion increase was due primarily to the Australian dollar, the Euro, Indonesian rupiah, Japanese yen, Russian ruble and the Swiss franc, partially offset by the Turkish lira.

Net revenues, which include excise taxes billed to customers, increased $7.6 billion (15.2%). Excluding excise taxes, net revenues increased $3.3 billion (16.1%) to $23.4 billion. This increase was due to:

•	price increases ($1.6 billion),
•	favorable currency ($1.2 billion),
•	favorable volume/mix ($290 million) and
•	the impact of acquisitions ($123 million).

Excise taxes on products increased $4.3 billion (14.5%), due to:

•	higher excise taxes resulting from changes in retail prices and tax rates ($2.3 billion),
•	currency movements ($1.6 billion),
•	volume/mix ($430 million) and
•	the impact of acquisitions ($46 million).

Governments have consistently increased excise taxes in most of the markets in which we operate. As discussed under the caption “Business Environment,” we expect excise taxes to continue to increase.

Our cost of sales; marketing, administration and research costs; and operating income were as follows:

	For the Nine Months Ended September 30,
(in millions)	2011	2010	Variance	%

Cost of sales	$7,986	$7,212	$774	10.7%

Marketing, administration and research costs	4,911	4,417	494	11.2%

Operating income	10,396	8,457	1,939	22.9%

Cost of sales increased $774 million (10.7%), due to:

•	higher manufacturing costs ($286 million, including incremental air freight costs related to additional shipments to Japan),
•	currency movements ($271 million),
•	volume/mix ($129 million) and
•	the impact of acquisitions ($88 million).

Marketing, administration and research costs increased $494 million (11.2%), due primarily to:

•	currency ($381 million),
•	higher expenses ($102 million) and
•	the impact of acquisitions ($11 million).

Operating income increased $1.9 billion (22.9%). This increase was due primarily to:

•	price increases ($1.6 billion),
•	favorable currency ($553 million) and
•	favorable volume/mix ($161 million), partially offset by
•	higher manufacturing expenses ($286 million),
•	higher marketing, administration and research costs ($102 million) and
•	higher asset impairment and exit costs ($40 million).

Interest expense, net, of $613 million decreased $47 million, due primarily to lower average interest rates on debt and higher interest income, partially offset by higher average debt levels.

Our effective tax rate increased 2.1 percentage points to 29.1%. The effective tax rate for the nine months ended September 30, 2011 was favorably impacted by an enacted decrease in corporate income tax rates in Greece ($11 million), and the reversal of a valuation allowance in Brazil ($15 million). The effective tax rate for the nine months ended September 30, 2010 was favorably impacted by the reversal of tax reserves ($148 million) following the conclusion of the IRS examination of Altria Group, Inc.’s consolidated tax returns for the years 2000 through 2003, partially offset by the negative impact of an enacted increase in corporate income tax rates in Greece ($21 million) and the net result of an audit in Italy ($6 million). The effective tax rate is based on our full-year geographic earnings mix and cash repatriation plans. Changes in our cash repatriation plans could have an impact on the effective tax rate, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

We are regularly examined by tax authorities around the world. It is reasonably possible that within the next twelve months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible change cannot be made at this time.

Net earnings attributable to PMI of $6.7 billion increased $1.2 billion (21.8%). This increase was due primarily to higher operating income, partially offset by a higher effective tax rate. Diluted and basic EPS of $3.76 increased by 27.0%. Excluding a favorable currency impact of $0.19, diluted EPS increased 20.6%.

We broadly estimate that our diluted EPS in the first nine months of the year increased by approximately $0.15 as a result of the shortages of competitors’ products in Japan following the March 11, 2011 earthquake and tsunami.

Consolidated Operating Results for the Three Months Ended September 30, 2011

The following discussion compares our consolidated operating results for the three months ended September 30, 2011, with the three months ended September 30, 2010.

Our cigarette shipment volume of 239.5 billion units increased by 10.3 billion units (4.5%), due primarily to gains in:

•	Asia, primarily driven by double-digit growth in Indonesia and Korea, as well as increased volume in Japan due to in-market shortages of competitors’ products and the timing of shipments in 2010; and

•	EEMA, primarily due to: growing total markets in the Middle East, market share gains in North Africa and Turkey, and a favorable comparison in Ukraine due to trade inventory movements in 2010.

These gains were partially offset by declines in:

•	the European Union, primarily due to lower total markets, mainly in Spain, and lower market share, mostly in Poland; and

•	Latin America & Canada, due mainly to Mexico, reflecting a lower total market, partly offset by growth in Argentina, Brazil, Canada and Colombia.

Excluding acquisitions, our cigarette shipment volume increased 4.4%.

Our market share performance was stable, or registered growth, in a number of key markets, including Algeria, Argentina, Australia, Austria, Belgium, Canada, France, Germany, Hong Kong, Indonesia, Japan, Korea, Mexico, the Netherlands, Russia, Singapore, Turkey and the United Kingdom.

Total cigarette shipments of Marlboro of 78.9 billion units were up by 3.9%, driven primarily by growth in EEMA of 10.2%, in particular in the Middle East and North Africa, and in Asia of 11.8%, notably in Indonesia, Japan and Korea. The growth was partly offset by a decline: in the European Union of 3.4%, mainly reflecting lower total markets and share, primarily in Poland and Spain, partly offset by growth in France; and in Latin America & Canada of 3.0%, mainly due to a lower total market in Mexico, partly offset by growth in Argentina and Brazil.

Total cigarette shipments of L&M of 23.8 billion units were up by 3.9%, driven by growth in all four regions. Total cigarette shipments of Bond Street of 12.4 billion units increased by 6.8%, led mainly by growth in Russia and Ukraine.

Total cigarette shipments of Philip Morris of 9.8 billion units increased by 1.8%, mainly reflecting growth in Argentina, France and Japan. Total cigarette shipments of Chesterfield of 10.0 billion units were up by 7.0%, driven by growth in the European Union, mainly in Portugal. Total cigarette shipments of Parliament of 10.6 billion units were up by 16.2%, driven by growth in all four regions. Total cigarette shipments of Lark of 9.7 billion units increased by 44.1%, driven primarily by growth in Japan.

Total shipment volume of other tobacco products (OTP), in cigarette equivalent units, excluding acquisitions, grew by 10.0%, notably in Belgium, France and Germany.

Total shipment volume for cigarettes and OTP combined was up by 4.6%, excluding acquisitions.

Our net revenues and excise taxes on products were as follows:

	For the Three Months Ended September 30,
(in millions)	2011	2010	Variance	%

Net revenues	$20,706	$16,936	$3,770	22.3%
Excise taxes on products	12,344	10,322	2,022	19.6%
Net revenues, excluding excise taxes on products	$ 8,362	$ 6,614	$1,748	26.4%

Currency movements increased net revenues by $1.7 billion and net revenues, excluding excise taxes on products by $697 million. The $697 million increase was due primarily to the Australian dollar, the Euro, Indonesian rupiah, Japanese yen, Russian ruble and the Swiss franc, partially offset by the Turkish lira.

Net revenues, which include excise taxes billed to customers, increased $3.8 billion (22.3%). Excluding excise taxes, net revenues increased $1.7 billion (26.4%) to $8.4 billion. This increase was due to:

•	favorable currency ($697 million),
•	price increases ($564 million),
•	favorable volume/mix ($472 million, benefiting from a favorable comparison with 2010, particularly in Japan and Ukraine) and
•	the impact of acquisitions ($15 million).

Excise taxes on products increased $2.0 billion (19.6%), due primarily to:

•	currency movements ($1.0 billion),
•	higher excise taxes resulting from changes in retail prices and tax rates ($706 million) and
•	volume/mix ($267 million).

Our cost of sales; marketing, administration and research costs; and operating income were as follows:

	For the Three Months Ended September 30,
(in millions)	2011	2010	Variance	%

Cost of sales	$2,847	$2,290	$557	24.3%

Marketing, administration and research costs	1,770	1,446	324	22.4%

Operating income	3,677	2,836	841	29.7%

Cost of sales increased $557 million (24.3%), due primarily to:

•	currency movements ($244 million),
•	volume/mix ($155 million) and
•	higher manufacturing costs ($146 million, including incremental air freight costs).

Marketing, administration and research costs increased $324 million (22.4%), due primarily to:

•	currency ($280 million) and
•	higher expenses ($42 million).

Operating income increased $841 million (29.7%). This increase was due to:

•	price increases ($564 million),
•	favorable volume/mix ($317 million) and
•	favorable currency ($171 million), partially offset by
•	higher manufacturing costs ($146 million),
•	higher marketing, administrative and research costs ($42 million) and
•	higher asset impairment and exit costs ($23 million).

Interest expense, net, of $192 million decreased $22 million, due primarily to lower average interest rates on debt and higher interest income, partially offset by higher average debt levels.

Our effective tax rate increased 1.6 percentage points to 29.4%. The effective tax rate is based on our full-year geographic earnings mix and cash repatriation plans. Changes in our cash repatriation plans could have an impact on the effective tax rate, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

Net earnings attributable to PMI of $2.4 billion increased $555 million (30.5%). This increase was due primarily to higher operating income, partially offset by a higher effective tax rate. Diluted and basic EPS of $1.35 increased by 36.4%. Excluding a favorable currency impact of $0.04, diluted EPS increased 32.3%.

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

Framework Convention on Tobacco Control: The World Health Organization’s (“WHO”) Framework Convention on Tobacco Control (“FCTC”) entered into force in February 2005. As of November 2011, 173 countries, as well as the European Community, have become Parties to the FCTC. The FCTC is the first international public health treaty, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and, in certain instances, requires) Parties to have in place or enact legislation that would:

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

Following the entry into force of the FCTC, the Conference of the Parties (“CoP”), the governing body of the FCTC, has adopted several guidelines that provide non-binding recommendations to the Parties supplementing specific Articles of the Treaty. The recommendations include measures that we strongly oppose such as point of sale display bans, plain (generic) packaging, a ban on all forms of communications to adult smokers, measures to prohibit or restrict ingredients that may increase the palatability or attractiveness of tobacco products, and limits on tobacco industry involvement in the development of tobacco policy and regulations. These recommendations reflect an extreme application of the Treaty, are not based on sound evidence of a public health benefit and are likely to lead to adverse consequences. In fact, as we discuss below, they are likely to undermine public health by leading to an increase in illicit trade and low-price cigarettes and, in the case of measures such as plain packaging, will result in the expropriation of our trademarks, harm competition and violate international treaties.

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

EU Tobacco Products Directive: In 2010, the European Commission conducted a public consultation on the revision of the EU Tobacco Products Directive (2001/37/EC), seeking a “wide range of views … on factors such as labeling and health warnings on tobacco packets and additives used as tobacco ingredients.” Policy options submitted for comment included measures we oppose, such as plain packaging, point of sale display ban, an ingredients ban, and oversized health warnings, covering 75% of the front and 100% of the back of cigarette packs. Over 85,000 submissions have been made in response to the public consultation.

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

In Australia, the House of Representatives passed the Tobacco Plain Packaging Bill 2011 and the Trade Marks Amendment (Tobacco Plain Packaging) Bill 2011 on August 24, 2011. The two bills are now pending consideration in the Australian Senate. The proposed legislation authorizes the Department of Health to ban the use of company branding, logos and colors on packaging other than the brand name and variant which may be printed only in specified locations and in uniform font. It also includes a provision that renders the plain packaging requirements inapplicable to any property (e.g. trademarks, logos, etc.) that a court determines has been expropriated by the legislation. The government announced that, concurrently with the implementation of plain packaging, it intends to amend the health warning regulations to mandate, among other things, increased warning labels on the front of the pack from 30% to 75%. A public consultation in relation to the health warning regulations closed on October 17, 2011. The government intends to have the proposed revisions in place by January 1, 2012, with full compliance required by July 1, 2012, concurrent with the full compliance deadline for plain packaging. However, the government has stated that the implementation and compliance deadlines may be delayed.

In June 2011, our subsidiary, Philip Morris Asia Limited, served a notice of claim on the government stating its intention to take Australia to international arbitration pursuant to the Hong Kong-Australia Bilateral Investment Treaty over plans to introduce plain packaging for tobacco products. Unless the parties are able to reach an amicable settlement, we will initiate formal arbitration proceedings under the Investment Treaty.

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

Ceilings on Tar, Nicotine, Carbon Monoxide and Other Smoke Constituents: Despite the fact that public health authorities have questioned the significance of ISO-measured tar, nicotine and carbon monoxide yields, a number of countries, including all EU Member States, have established maximum yields of tar, nicotine and/or carbon monoxide, as measured by the ISO standard test method. None of them has suggested that ISO-based ceilings be eliminated, nor has any country to date proposed ceilings based on an alternative test method or for other smoke constituents. In 2009, the WHO’s Study Group on Tobacco Regulation (“TobReg”) recommended that governments establish ceilings for nine specific smoke constituents, including tobacco-specific nitrosamines. The TobReg proposal would set ceilings based on the median yield for each constituent in the market determined by testing all brands sold in the market. Although this concept of “selective constituent reduction” is supported by some public health officials, several public health advocates and scientists have criticized the proposal on the grounds that selectively reducing some constituents in conventional cigarettes will not lead to a meaningful reduction in disease and thus will not benefit public health and/or will mislead consumers into believing that conventional cigarettes with regulated (i.e., reduced) levels of these constituents are safer.

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

We support regulations that would prohibit the use of ingredients that are determined, based on sound scientific test methods and data, to significantly increase the inherent toxicity and/or addictiveness of smoke. The outcome of the fourth session of the CoP makes clear that there is a need for further work to develop a science-based framework for ingredients regulation. We oppose regulations that would ban ingredients to reduce the palatability or attractiveness of tobacco products because, in light of the millions of smokers in countries like Canada, the UK and China who prefer cigarettes without ingredients, there is no reasonable basis to conclude that an ingredient ban would reduce smoking prevalence.

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

Bans on Display of Tobacco Products at Retail: Some countries have adopted, or are considering adopting, bans of product displays at point of sale. We oppose product display bans on the grounds that the data show that where display bans have been implemented they have not reduced smoking prevalence or had any material beneficial impact on public health, and that display bans unnecessarily restrict competition and encourage illicit trade - all of which undermine public health objectives. In some markets, for example in Ireland, Norway, Panama and the UK, our subsidiaries and, in some cases, individual retailers, have commenced legal proceedings to overturn display bans.

Health Warning Requirements: Many countries require substantial health warnings on cigarette packs. In the EU, for example, health warnings currently must cover between 30% and 35% of the front and between 40% and 50% of the back of cigarette packs. The FCTC requires health warnings that cover, at a minimum, 30% of the front and back of the pack, and recommends warnings covering 50% or more of the front and back of the pack. Following the FCTC, many countries have increased the size of their health warnings. To date, however, only a few countries have

54

implemented warnings that are more than 50% of the front and/or back of the pack. They include, for instance, Australia (30% front and 90% back), Mexico (30% front and 100% back) and Uruguay (80% front and back), and Canada recently passed legislation mandating health warnings on 75% of the front and back of the packs. We support health warning requirements and, with certain exceptions, defer to the governments on the content of the warnings. In countries where health warnings are not required, we place them on packaging voluntarily in the official language or languages of the country. For example, we are voluntarily placing health warnings on packaging in many African countries in official local languages occupying 30% of the front and back of the pack. We oppose warning size requirements that infringe on our intellectual property rights, leaving insufficient space for our distinctive trademarks and pack designs. In some markets, for example in Uruguay, we have commenced legal proceedings challenging the disproportionate warning size requirements. We also oppose regulations that would require the placement of health warnings in the middle of the front and back of the pack, as such placement serves no purpose other than to disrupt our trademarks and pack design. While we believe that textual warnings are sufficient, we do not oppose graphic warnings except for images that vilify tobacco companies and their employees or do not accurately represent the health effects of tobacco use.

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

Reduced Cigarette Ignition Propensity Legislation: Reduced ignition propensity standards have been adopted in several of our markets, notably in Australia, Canada and the EU, and are being considered in several other markets. The European Standards Organization’s cigarette fire-safety standard will become effective November 17, 2011 for all cigarettes sold in the EU. Reduced ignition propensity standards, which will increase production costs, should be the same as those in New York and other jurisdictions to ensure that they are uniform and technically feasible, and apply equally to all manufacturers. However, we believe that the experience from countries that have mandated reduced ignition propensity requirements for several years - namely the U.S. and Canada - should be thoroughly examined to evaluate the effectiveness of such requirements in terms of reducing the risk of cigarette-ignited fires before additional countries consider introducing such standards.

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

The fifth negotiation session of the INB will take place from March 29 to April 4, 2012.

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

In 2009, our subsidiaries Philip Morris Colombia and Coltabaco entered into an Investment and Cooperation Agreement with the Republic of Colombia, together with the Departments of Colombia and the Capital District of Bogotá, to promote investment and cooperation with respect to the Colombian tobacco market and to fight counterfeit and contraband tobacco products. The agreement provides $200 million in funding to the Colombian governments over a 20-year period to address issues of mutual interest, such as combating the illegal cigarette trade, including the threat of counterfeit tobacco products, and increasing the quality and quantity of locally grown tobacco.

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

Governmental Investigations: From time to time, we are subject to governmental investigations on a range of matters. As part of an investigation by the Department of Special Investigations (“DSI”) of the government of Thailand into alleged under-declaration of import prices by Thai cigarette importers, the branch office of our subsidiary, Philip Morris (Thailand) Limited (“PM Thailand”), was informed of DSI’s proposal to bring charges against the branch office for alleged underpayment of customs duties and excise taxes of approximately $2 billion covering the period from July 28, 2003 to February 20, 2007. In September 2009, the DSI submitted the case file to the Public Prosecutor for review. Additionally, the DSI commenced an informal inquiry alleging underpayment by PM Thailand of customs duties and excise taxes of approximately $1.8 billion covering the period 2000–2003. We have been cooperating with the Thai authorities and believe that PM Thailand’s declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization (“WTO”) and Thai law. The branch office also contends that it agreed on valuation methodologies with the Thai Customs Department. We have provided written submissions and supporting evidence in connection with both investigations. The Public Prosecutor’s office has issued a non-prosecution order in the 2003-2007 investigation. In August 2011, the Director-General of DSI publicly announced that he disagreed with the non-prosecution order. The matter has now been referred to the Attorney General for determination. If the Attorney General agrees with the Public Prosecutor’s non-prosecution order, the 2003-2007 investigation will end. If the Attorney General agrees with the Director General of DSI, the matter will be submitted to the Criminal Court.

Additionally, in November 2010, a WTO panel issued its decision in a dispute that began in August 2006 between the Philippines and Thailand concerning a series of Thai customs and tax measures affecting cigarettes imported by PM Thailand into Thailand from the Philippines. The WTO panel decided that Thailand had no basis to find that PM Thailand’s declared customs values were too low. The panel found that Thailand was unable to show that the customs values and taxes paid on the cigarette imports should have been higher, as alleged in 2009 by the DSI. While the WTO ruling does not resolve the above referenced investigation, it should assist the Thai authorities’ review of the matter. Further, the WTO ruling creates obligations for Thailand to revise its laws, regulations, or practices affecting the customs valuation and tax treatment of future cigarette imports. Following Thailand’s limited appeal relating to certain aspects but not the customs valuation part of the WTO ruling in June 2011, the WTO Appellate Body upheld the panel’s original finding, effectively dismissing Thailand’s appeal. The WTO panel and Appellate Body reports have been adopted by the WTO Dispute Settlement Body (“DSB”). In September 2011, Thailand and the Philippines signed an agreement in which Thailand agreed to implement VAT-related measures to comply with the DSB’s recommendations and rulings by October 15, 2012, and to implement measures to comply with the rest of the DSB’s recommendations and rulings by May 15, 2012.

Acquisitions and Other Business Arrangements

In June 2011, we completed the acquisition of a cigarette business in Jordan, consisting primarily of cigarette manufacturing assets and inventories, for $42 million. In January 2011, we acquired a cigar business, consisting primarily of trademarks in the Australian and New Zealand markets, for $20 million. The effects of these and other smaller acquisitions were not material to our consolidated financial position, results of operations or cash flows.

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

Trade Policy

It is our policy to comply with applicable laws of the United States and the laws of the countries in which we do business that prohibit trade with certain countries, organizations or individuals. We do not sell products or have a current intent to sell products in Cuba or North Korea. Certain of our subsidiaries have established commercial arrangements involving Myanmar and Sudan, in each case in compliance with our trade policy and applicable U.S. law. Our contractual arrangements and licenses from the U.S. Office of Foreign Assets Control to export cigarettes to Iran have expired. No sales were made pursuant to these arrangements, and to date we have not applied for a new license, but intend to do so later in the year.

Following the imposition of economic sanctions in early 2011 against the former government of Libya and certain designated Libyan persons and entities by the U.S., other national governments, the EU and the U.N., we suspended all arrangements with the Libyan Tobacco Company related to the production and sale of our products. Following the relaxation of these economic sanctions in September 2011, we are assessing our options for resuming sales in Libya.

Sales to the domestic market in Syria were suspended following the imposition in August 2011 of economic sanctions by the U.S. government against the government of Syria. Prior to that time, a subsidiary sold products to a customer for export to Syria for domestic market sales, and the state tobacco monopoly, which is the only entity permitted to import tobacco products, purchased products from that customer for resale in the domestic market. Such sales were made in compliance with exemptions under applicable U.S. laws and regulations and were quantitatively not material, amounting to well below 0.5% of our consolidated annual volume and operating companies income in each of the past three years. Duty free sales to Syria were suspended when a Managing Director and shareholder of the sole Syrian duty free customer of our subsidiary’s distributor was placed on the Office of Foreign Assets Control’s Specially Designated Nationals (“SDN”) list in February 2008. The distributor’s customer itself was placed on the SDN list in July 2008.

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

We do not believe that exempt or licensed sales of our products, which are agricultural products under U.S. law and are not technological or strategic in nature, for ultimate resale in Myanmar or Sudan in compliance with U.S. laws, present a material risk to our stockholders, our reputation or the value of our shares. To our knowledge, neither the governments of Myanmar or Sudan, nor entities controlled by those governments, receive cash or act as intermediaries in connection with these transactions.

Certain states have enacted legislation permitting state pension funds to divest or abstain from future investment in stocks of companies that do business with countries that are sanctioned by the U.S. We do not believe such legislation has had a material effect on the price of our shares.

Operating Results – Nine Months Ended September 30, 2011

The following discussion compares operating results within each of our reportable segments for the nine months ended September 30, 2011 with the nine months ended September 30, 2010.

European Union. Net revenues, which include excise taxes billed to customers, increased $1.6 billion (7.6%). Excluding excise taxes, net revenues increased $386 million (5.8%) to $7.0 billion. This increase was due to:

•	favorable currency ($402 million) and
•	price increases ($195 million), partially offset by
•	unfavorable volume/mix ($211 million).

Operating companies income increased $268 million (8.2%). This increase was due primarily to:

•	favorable currency ($236 million),
•	price increases ($195 million) and
•	lower marketing, administration and research costs ($70 million), partially offset by
•	unfavorable volume/mix ($181 million) and
•	higher manufacturing costs ($48 million).

The total cigarette market in the European Union declined by 3.6%, due mainly to Greece, Poland and Spain, primarily reflecting the unfavorable impact of tax-driven price increases, and the impact of continued adverse economic conditions, particularly in Greece and Spain; partially offset by growth in Germany. Our cigarette shipment volume in the European Union declined by 4.5%, primarily reflecting the impact of the lower total market and lower share. Our market share in the European Union was down by 0.4 share points to 38.3%, as gains, primarily in Belgium, France, Germany, Hungary and the Netherlands, were more than offset by share declines, mainly in the Czech Republic, Greece, Italy, Poland, Portugal and Spain.

Shipment volume of Marlboro decreased by 4.3%, mainly due to lower total markets as well as lower share in Greece, Portugal and Spain. Marlboro’s share in the European Union was down by 0.2 share points to 17.9%, reflecting a lower share in Austria, Germany, Greece, Portugal and Spain, partly offset by higher share in Belgium, the Czech Republic, Hungary and the Netherlands.

L&M shipment volume increased by 2.4%, and market share grew by 0.2 share points to 6.4% in the European Union, primarily driven by gains in Germany, Poland and Spain.

In the Czech Republic, the total cigarette market decreased 0.3%. Our shipments were down 7.0%. Market share decreased by 3.2 share points to 45.0%, mainly reflecting continued share declines for lower-margin local brands, partially offset by a higher share for Marlboro, up by 0.3 share points to 7.1%, and for Red & White, up by 0.6 share points to 13.2%.

In France, the total cigarette market decreased by 0.1%. Our shipments increased by 0.2%. Market share increased by 0.2 share points to 40.6%, reflecting a higher share for the Philip Morris brand and Chesterfield, up by 0.5 share points and 0.3 share points to 8.2% and 3.1%, respectively, partly offset by a lower share for Marlboro, down by 0.1 share point to 25.8%.

In Germany, the total cigarette market increased by 1.4%. Our shipments were up by 2.4% and market share was up by 0.4 share points to 35.7%, driven by L&M, up by 1.0 share point to 10.2%, partially offset by Marlboro, down by 0.5 share points to 20.8%.

In Italy, the total cigarette market was down by 0.4%. Our shipments were down by 2.2%, mainly due to unfavorable distributor inventory movements and the impact of excise tax-driven price increases in the third quarter of 2010, and the price increases in July 2011. Our market share declined by 0.8 share points to 53.3%, with Marlboro’s market share down 0.3 share points to 22.6%.

In Poland, the total cigarette market was down by 3.6%, reflecting the unfavorable impact of tax-driven price increases and the introduction of an indoor public smoking ban in the fourth quarter of 2010. Our shipments were down by 10.9%. Our market share was down by 2.9 share points, due mainly to lower share of low-price Red & White, down 2.8 share points to 5.2%, partly offset by L&M and Chesterfield, which grew by 0.5 share points and 0.6 share points to 15.5% and 1.3%, respectively. Share of Marlboro decreased by 0.1 share point to 10.1%.

In Spain, the total cigarette market was down by 16.3%, largely due to: the continuing adverse economic environment; the impact of the June 2010 VAT-driven price increase and the December 2010 excise tax-driven price increase; and the introduction of a total indoor public smoking ban in January 2011. Our shipments were down by 17.1%. Our market share was down by 0.9 share points to 30.9%, due mainly to a lower share of Marlboro and Chesterfield, down by 0.5 share points each to 14.7% and 8.3%, respectively, partly offset by L&M, which grew 0.1 share point to 6.5%.

Eastern Europe, Middle East & Africa. Net revenues, which include excise taxes billed to customers, increased $1.5 billion (13.1%). Excluding excise taxes, net revenues increased $378 million (6.8%) to $5.9 billion. This increase was due primarily to:

•	price increases ($132 million),
•	favorable volume/mix ($118 million) and
•	favorable currency ($115 million).

Operating companies income increased $70 million (2.9%). This increase was due primarily to:

•	price increases ($132 million) and
•	favorable volume/mix ($92 million), partially offset by
•	higher manufacturing costs ($64 million),
•	higher marketing, administration and research costs ($38 million, including costs related to business building initiatives in Russia),
•	unfavorable currency ($33 million) and
•	the 2011 pre-tax charges for asset impairment and exit costs ($18 million).

Our cigarette shipment volume increased by 0.4%, principally due to: Algeria, reflecting a higher total market and a higher market share; the Middle East, primarily Saudi Arabia, reflecting a higher total market; and Turkey, reflecting a higher market share. These increases were partly offset by declines in: Russia, due to a lower total market; and Ukraine, due to a lower total market and lower share. Shipment volume of Marlboro increased by 4.2%, driven primarily by growth in Algeria, Egypt and the Middle East.

In Russia, our shipment volume decreased by 3.0%. Shipment volume of our premium portfolio was down by 4.5%, primarily due to a decline in Marlboro of 12.1%, partly offset by growth in Parliament, up 0.8%. In the mid-price segment, shipment volume was down by 9.1%, 10.4% and 1.6% for L&M, Muratti and Chesterfield, respectively. In the low-price segment, shipment volume of Bond Street was up by 4.6%. Our market share of 25.7%, as measured by A.C. Nielsen, was up by 0.1 share point. Market share for Parliament in the premium segment was up by 0.1 share point and market share for Marlboro in the premium segment was down 0.2 share points; L&M in the mid-price segment was down by 0.4 share points; Chesterfield in the mid-price segment was up by 0.1 share point; and Bond Street in the low-price segment was up by 0.4 share points.

In Turkey, the total cigarette market increased by 0.6%. Our shipment volume increased by 15.1%. Our market share, as measured by A.C. Nielsen, grew by 3.6 share points to 44.9%, driven by Parliament, Muratti and L&M, up by 0.9, 0.6 and 4.2 share points, respectively, partially offset by Lark, Marlboro and Bond Street, down by 1.1 share points, 0.2 share points and 0.7 share points, respectively.

In Ukraine, we estimate that the total cigarette market declined by 6.4%. Our shipment volume decreased by 13.3%, reflecting the impact of steep excise tax-driven price increases in July 2010 and January 2011, and the underlying market decline, as well as lower share driven by low-price competition. While our market share, as measured by A.C. Nielsen, was down by 3.1 share points to 32.4%, combined shares for premium Marlboro and Parliament were up by 0.4 share points, offset by lower share for mid-price Chesterfield and L&M and brands in the low-price segment.

Asia. Net revenues, which include excise taxes billed to customers, increased $3.5 billion (31.4%). Excluding excise taxes, net revenues increased $2.2 billion (38.2%) to $8.1 billion. This increase was due to:

•	price increases ($1.0 billion),
•	favorable currency ($598 million),
•	favorable volume/mix ($479 million, including increased shipments to Japan in response to in-market shortages of competitors’ products) and
•	the impact of acquisitions ($110 million, primarily the 2010 business combination in the Philippines).

Operating companies income increased $1.5 billion (68.2%). This increase was due primarily to:

•	price increases ($1.0 billion),
•	favorable volume/mix ($353 million),
•	favorable currency ($351 million) and
•	the impact of acquisitions ($26 million), partially offset by
•	higher manufacturing costs ($122 million, partially related to the air freight of product to Japan) and
•	higher marketing, administration and research costs ($102 million).

Our cigarette shipment volume increased 11.2%, mainly due to: Indonesia, due to a higher total market and market share; Japan, caused by higher market share resulting from in-market shortages of competitors’ products, partially offset by a lower total market; Korea, due to a higher market share; and 9.9 billion units from the business combination in the Philippines. This growth was partially offset by a shipment decline in Pakistan of 13.9%, due to the continued growth of illicit products and a lower market share. Shipment volume of Marlboro grew by 6.1%, reflecting growth in Indonesia, Japan, Korea, and Vietnam.

In Indonesia, the total cigarette market is estimated to have increased by 10.3%. Our shipment volume increased by 16.8%. Market share was up by 1.7 share points to 30.5%, driven by growth from premium Sampoerna A, mid-price

Sampoerna Kretek and low-price U Mild, Vegas Mild and Trend Mild, partially offset by a decline in Marlboro’s share, down 0.2 share points to 4.3%.

In Japan, the total cigarette market decreased by 22.7%, reflecting the unfavorable impact of the October 1, 2010, tax-driven price increases. Our shipment volume increased 13.8% as a result of in-market shortages of competitors’ products, partially offset by the impact of the excise tax-driven price increases. Our market share of 31.6% was up by 7.4 share points, reflecting growth of Marlboro, Lark and the Philip Morris brand by 2.4, 3.4 and 0.6 share points, to 13.3%, 10.0% and 2.9%, respectively.

In Korea, the total cigarette market was down by 0.2%. Our shipment volume increased by 15.5%, driven by market share increases. Our market share reached 19.7%, up by 2.7 share points, driven by Marlboro and Parliament, up by 1.6 share points and 1.0 share point, respectively.

On February 25, 2010, Philip Morris Philippines Manufacturing Inc. combined with Fortune Tobacco Corporation to form a new company called PMFTC Inc. As a result of this business combination, our shipments in the Philippines were up by 14.0%, and market share was 94.5%. Excluding the favorable impact of this new business combination of 9.9 billion units, cigarette shipments in the Philippines decreased by 2.5%.

Latin America & Canada. Net revenues, which include excise taxes billed to customers, increased $954 million (15.7%). Excluding excise taxes, net revenues increased $262 million (11.9%) to $2.5 billion. This increase was due to:

•	price increases ($265 million) and
•	favorable currency ($93 million), partially offset by
•	unfavorable volume/mix ($96 million).

Operating companies income increased $75 million (10.7%). This increase was due to:

•	price increases ($265 million) and
•	favorable currency ($10 million), partially offset by
•	unfavorable volume/mix ($103 million),
•	higher manufacturing costs ($52 million),
•	higher marketing, administration and research costs ($33 million) and
•	the 2011 pre-tax charges for asset impairment and exit costs ($12 million).

Our cigarette shipment volume decreased by 3.8%, driven mainly by a lower total market in Mexico, partly offset by an increase in Argentina. Shipment volume of Marlboro declined by 4.7%, mainly due to Mexico, partly offset by Argentina and Brazil.

In Argentina, the total cigarette market grew by 3.7% and our cigarette shipment volume increased by 4.9%. Our market share increased by 0.8 share points to 74.4%. Market share of Marlboro increased 0.8 share points to 24.0% and market share of the Philip Morris brand increased 0.4 share points to 37.9%.

In Canada, the total tax-paid cigarette market was down by 0.8%. Our cigarette shipment volume increased by 1.5%. Market share was up by 0.8 share points to 34.1% with low-price brands Next and Quebec Classique, up by 2.7 and 0.2 share points, respectively. Market share of premium price Belmont was up 0.1 share point to 1.8%. These market share gains were partially offset by mid-price Number 7 and Canadian Classics, down by 0.5 share points and 0.4 share points, respectively, and low-price Accord, down by 0.8 share points.

In Mexico, the total cigarette market was down by 19.4%, reflecting the timing of shipments and market contraction following a price increase which was driven by the significant January 1, 2011 excise tax increase. Although our cigarette shipment volume decreased by 17.1%, market share grew by 1.9 share points to 72.0%, led by Marlboro, up by 2.9 share points to 51.8%, and Benson & Hedges, up by 0.6 share points to 6.1%. Market share of low-price Delicados declined by 0.9 share points to 11.1%.

Operating Results – Three Months Ended September 30, 2011

The following discussion compares operating results within each of our reportable segments for the three months ended September 30, 2011, with the three months ended September 30, 2010.

European Union. Net revenues, which include excise taxes billed to customers, increased $1.1 billion (15.8%). Excluding excise taxes, net revenues increased $367 million (17.2%) to $2.5 billion. This increase was due to:

•	favorable currency ($321 million) and
•	price increases ($95 million), partially offset by
•	unfavorable volume/mix ($49 million).

Operating companies income increased $149 million (13.4%). This increase was due primarily to:

•	favorable currency ($105 million),
•	price increases ($95 million) and
•	lower marketing, administration and research costs ($28 million), partially offset by
•	unfavorable volume/mix ($51 million) and
•	higher manufacturing costs ($37 million).

The total cigarette market in the European Union declined by 3.7%, due primarily to the impact of a lower total market: in Greece, reflecting the continuing adverse economic environment; in Spain, following the unfavorable impact of tax-driven price increases in June and December of 2010, the implementation of stricter indoor public smoking bans in January 2011, and continuing adverse economic conditions; and in Poland, reflecting excise-tax driven price increases in October 2010 and May 2011 combined with the implementation of a smoking ban in November 2010.

Our cigarette shipment volume in the European Union declined by 3.5%, due mainly to the aforementioned reasons, partly offset by favorable distributor inventory movements, primarily in Spain.

Shipment volume of Marlboro decreased by 3.4%, mainly due to lower total markets, particularly in Spain, and to lower share, primarily in Germany, Italy and Poland, partially offset by higher share in France and Hungary. Shipment volume of L&M was up by 1.5%, driven predominantly by higher share in Germany.

Our market share in the European Union was down by 0.7 share points to 38.3% as gains, notably in France, Germany and the Netherlands, were more than offset by declines, mainly in the Czech Republic, Italy, Poland, Portugal and Spain. Marlboro’s share in the European Union was down by 0.4 points to 18.0%, reflecting a higher share mainly in the Czech Republic, France, Greece, Hungary and the Netherlands, which was more than offset by lower share in Germany, Italy, Poland, Portugal and Spain. L&M’s market share in the European Union was up slightly, by 0.1 point to 6.5%, primarily driven by gains in Germany, the Netherlands and Poland. Market share of Chesterfield in the European Union was up by 0.3 points to 3.2%.

In the Czech Republic, the total cigarette market was down by 2.3%, reflecting the unfavorable impact of price increases in the first quarter of 2011. Our shipments were down by 9.1%. Market share was down by 3.3 points to 44.5%, principally reflecting continued share declines for lower-margin local brands, Start, Petra and Sparta, down by 3.2 points. This decline was partly offset by a higher share for Marlboro, up by 0.2 points to 7.2%, assisted by the April 2011 launch of Marlboro Core Flavor and Marlboro Gold Touch, and a higher share for Red & White, up by 0.7 points to 13.4%.

In France, the total cigarette market was down by 2.0%. Our shipments were up by 4.0%, and market share was up by 0.4 points to 40.4%, mainly reflecting a higher share for Marlboro and the premium Philip Morris brand, up by 0.2 and 0.5 points to 25.9% and 8.2%, respectively, as well as a higher share for Chesterfield, up by 0.2 points to 3.0%.

In Germany, the total cigarette market was up by 0.3%. Our shipments were up by 1.2% and market share grew by 0.3 points to 35.2%, driven by L&M, up by 1.1 points to 10.3%. Share of Marlboro was down by 0.8 points to 20.3%.

In Italy, the total cigarette market was down by 1.4%, reflecting the unfavorable impact of excise tax-driven price increases in the third quarter of 2010 and price increases in July 2011. Our shipments were down by 1.0% and market share declined by 1.1 points to 53.0%. Marlboro’s market share of 22.7% was down by 0.5 points.

In Poland, the total cigarette market was down by 5.0%, reflecting the unfavorable impact of excise tax-driven price increases in the fourth quarter of 2010 and second quarter of 2011, as well as the introduction of an indoor public smoking ban in November of 2010. Our shipments were down by 11.3%. Our market share was down by 2.5 points to 35.1%, due mainly to lower share of Marlboro, down by 1.3 points to 9.7%, and low-price Red & White, down by 1.5 points to 5.1%, partially offset by L&M, up by 0.9 points to 16.9%, supported by the launch of L&M Forward in April 2011.

In Spain, the total cigarette market was down by 10.5%, largely due to the continuing adverse economic environment and the introduction of a total indoor public smoking ban in January 2011. Our shipments were down by 6.9%. Our market share was down by 1.4 points to 31.2%, reflecting lower trade purchases of our products in September as a result of the timing of competitive price increases later the same month.

Eastern Europe, Middle East & Africa. Net revenues, which include excise taxes billed to customers, increased $737 million (17.6%). Excluding excise taxes, net revenues increased $314 million (16.6%) to $2.2 billion. This increase was due primarily to:

•	favorable volume/mix ($147 million),
•	favorable currency ($89 million) and
•	price increases ($65 million).

Operating companies income increased $69 million (8.1%). This increase was due primarily to:

•	favorable volume/mix ($89 million) and
•	price increases ($65 million), partially offset by
•	higher manufacturing costs ($33 million),
•	unfavorable currency ($32 million) and
•	the 2011 pre-tax charges for asset impairment and exit costs ($16 million).

Our cigarette shipment volume in EEMA increased by 5.1%, predominantly due to: the Middle East, primarily Saudi Arabia, mainly reflecting favorable distributor inventory movements; North Africa, mainly Algeria driven by a higher total market and share growth; Turkey, reflecting share growth; and Ukraine, reflecting favorable trade inventory movements. This increase was partly offset by a decline in Russia due to unfavorable distributor inventory movements and a lower total market.

Our cigarette shipment volume of premium brands grew by 10.5% in EEMA, driven by Marlboro and Parliament, up by 10.2% and 15.9%, respectively.

In Russia, our shipment volume decreased by 3.5%. While shipment volume of our premium portfolio was down by 7.1%, primarily due to a decline in Marlboro of 19.6%, shipment volume of Parliament was up by 0.4%. In the mid-price segment, shipment volume was down by 5.5%, due mainly to Chesterfield, down by 4.1%, and L&M, down by 3.2%. In the low-price segment, shipment volume of Bond Street was up by 3.0%. Our market share of 25.9%, as measured by A.C. Nielsen, was up by 0.3 points. Market share for Parliament, in the premium segment, was up by 0.2 points; Marlboro, in the premium segment, was down by 0.2 points; L&M in the mid-price segment was down by 0.3 share points; Chesterfield in the mid-price segment was up by 0.2 share points; and Bond Street in the low-price segment was up by 0.4 share points.

In Turkey, the total cigarette market was up by 5.6%, reflecting a recovery following the steep January 2010 excise tax increase. Our shipment volume increased by 21.6%. Our market share, as measured by A.C. Nielsen, grew by 3.9 points to 45.7%, driven by Parliament, Muratti and L&M, up by 1.3, 0.6 and 4.4 share points, respectively, partly offset by declines in Lark and Bond Street, down by 1.6 and 0.7 points, respectively. Market share of Marlboro was flat at 9.5%.

In Ukraine, the total cigarette market grew by an estimated 8.6%, reflecting a favorable comparison with the third quarter of 2010 impacted by trade inventory movements following the excise tax increase of July 2010 and the favorable impact of competitive trade inventory movements in the third quarter of 2011. Our shipment volume increased by 10.2%. While our market share, as measured by A.C. Nielsen, was down by 2.4 points to 32.4%, largely due to declines in our medium and low-price segments, share for premium Parliament was up by 0.4 points to 2.8%. Share of Marlboro was flat at 5.6%.

Asia. Net revenues, which include excise taxes billed to customers, increased $1.5 billion (41.7%). Excluding excise taxes, net revenues increased $966 million (52.7%) to $2.8 billion. This increase was due primarily to:

•	favorable volume/mix ($374 million, including increased shipments to Japan in response to in-market shortages of competitors’ products),
•	price increases ($342 million) and
•	favorable currency ($248 million).

Operating companies income increased $619 million (89.7%). This increase was due primarily to:

•	price increases ($342 million),
•	favorable volume/mix ($290 million) and
•	favorable currency ($104 million), partially offset by
•	higher manufacturing costs ($59 million, partially related to the air freight of product to Japan) and
•	higher marketing, administration and research costs ($55 million).

Our cigarette shipment volume in Asia increased by 12.6%, predominantly due to growth in Indonesia, Japan and Korea. The growth was partly offset by declines in Pakistan of 18.9%, due to the continued growth of illicit products and lower share, and in the Philippines of 3.0%, reflecting the unfavorable impact of excise tax-driven price increases in January 2011 and extreme weather conditions.

Shipment volume of Marlboro was up by 11.8%, driven mainly by growth in Indonesia, Japan, Korea and Vietnam.

In Indonesia, the total cigarette market is estimated to have increased by 14.5%. Our shipment volume increased by 22.5%, with all key brand families recording growth. Market share was up by 2.0 points to 31.2%, driven by growth from premium Sampoerna A and low-price U Mild, Vegas Mild and Trend Mild. Although Marlboro’s market share was down by 0.2 points to 4.2%, shipments grew by 8.9% and share of the “white” cigarettes segment increased by 3.6 points to 65.4%.

In Japan, the total cigarette market decreased by 29.5%, reflecting: an unfavorable comparison with the third quarter of 2010 which witnessed strong trade and consumer demand ahead of the October 1, 2010 tax-driven price increases; the subsequent unfavorable impact of these price increases; and the underlying market decline. Our shipment volume was up by 47.1%, driven mainly by a favorable comparison to the third quarter of 2010 which witnessed the payback of distributor inventories built up in the second quarter of 2010 in anticipation of the tax-driven price increases, as well as by increased trade purchases compensating for in-market shortages of competitors’ products in July 2011. Market share of 27.9% was up by 3.9 points, reflecting growth of Marlboro, Lark, the Philip Morris brand and Virginia S. by 1.0, 2.3, 0.2, and 0.3 points, to 12.0%, 8.7%, 2.5% and 2.1%, respectively.

In Korea, the total cigarette market declined by 0.5%. Our shipment volume increased by 22.4%, driven by market share increases. Our market share reached 21.1%, up by 4.1 points, driven by Marlboro and Parliament, up by 2.5 and 1.4 points to 9.4% and 7.1%, respectively.

In the Philippines, the total market declined by 1.8%, reflecting the impact of PMFTC Inc.’s excise-tax driven price increase of its key brand variants in January 2011 and extreme weather conditions. Our shipment volume was down by 3.0%. Our market share was down by 1.2 points to 93.4%. Share of Marlboro was down by 0.7 points to 21.1%.

Latin America & Canada. Net revenues, which include excise taxes billed to customers, increased $409 million (19.7%). Excluding excise taxes, net revenues increased $101 million (13.5%) to $847 million. This increase was due to:

•	price increases ($62 million) and
•	favorable currency ($39 million).

Operating companies income increased $11 million (4.5%). This increase was due to:

•	price increases ($62 million), partially offset by
•	higher manufacturing costs ($17 million),
•	higher marketing, administration and research costs ($12 million),
•	unfavorable volume/mix ($11 million) and
•	the 2011 pre-tax charges for asset impairment and exit costs ($11 million).

Our cigarette shipment volume in Latin America & Canada decreased by 1.1%, due mainly to Mexico, partly offset by increases in Argentina, Brazil, Canada and Colombia. Shipment volume of Marlboro decreased by 3.0% due to Mexico.

In Argentina, the total cigarette market grew by 3.2%, reflecting growth in the economy. Our cigarette shipment volume increased by 4.0%. Our market share was up by 0.5 points to 74.3%, reflecting growth of Marlboro, up by 0.7 points to 24.2%, and of the mid-price Philip Morris brand, up by 0.2 share points to 37.8%. Share of low-price Next was down by 0.2 points to 3.5%.

In Canada, the total tax-paid cigarette market was up by 1.3%, due mainly to a favorable comparison with the third quarter of 2010, which included the payback of trade inventory movements in June 2010 in anticipation of the harmonized sales tax implementation in the provinces of Ontario and British Columbia. Our cigarette shipment volume increased by 5.2%. Our market share grew by 1.3 points to 34.3%, with premium brand Belmont up by 0.2 points to 1.9% and low-price brand Next up by 2.7 points to 7.0%, partly offset by mid-price Number 7 and Canadian Classics, and low-price Accord, down by 0.3, 0.3 and 0.7 share points, to 4.1%, 8.8% and 3.5%, respectively.

In Mexico, the total cigarette market was down by 18.0%, primarily due to the significant January 1, 2011, excise tax increase which resulted in a 26.7% increase in the retail price of Marlboro and a surge in the availability of illicit products. Although our cigarette shipment volume decreased by 15.1%, market share grew by 2.6 points to 73.2%, led by Marlboro, up by 3.1 share points to 52.8%, and Benson & Hedges, up by 0.5 points to 6.1%. Market share of low-price Delicados declined by 0.7 points to 11.1%.

Financial Review

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $9.6 billion during the first nine months of 2011 increased $1.7 billion from the comparable 2010 period. The increase was due primarily to higher net earnings ($1.2 billion), favorable movements in working capital ($168 million) and lower contributions to pension plans ($103 million).

The favorable movements in working capital were due primarily to the following:

•

more cash provided by accrued liabilities and other current assets ($440 million), due primarily to the timing of excise and value-added tax (VAT) payments, partially offset by an increase in the fair value of financial instruments;

•	more cash provided by income taxes ($298 million), due to higher income tax provisions, partially offset by the timing of tax payments; and

•	more cash provided by accounts payable ($97 million), primarily due to the timing of payables for leaf and direct materials; partially offset by

•	more cash used for accounts receivable ($351 million), primarily due to the timing of collections; and

•	less cash provided by inventories ($316 million), primarily due to a lower reduction of finished goods inventory versus the corresponding prior year period.

Net Cash Used in Investing Activities

Net cash used in investing activities of $682 million during the first nine months of 2011 increased $236 million from the comparable 2010 period due primarily to higher capital expenditures ($85 million), lower cash proceeds from the settlement of derivatives designated as net investment hedges ($43 million) and higher cash spent in 2011 to purchase businesses ($38 million). As discussed in Note 7. Acquisitions and Other Business Arrangements, our 2010 business combination in the Philippines was a non-cash transaction.

Net Cash Used in Financing Activities

During the first nine months of 2011, net cash used in financing activities was $7.1 billion, compared with net cash used in financing activities of $5.5 billion during the first nine months of 2010. During the first nine months of 2011, we used a total of $9.3 billion to repurchase our common stock, pay dividends, and repay debt. These uses were partially offset by proceeds from our debt offerings and short-term borrowings in 2011 of $2.4 billion. During the first nine months of 2010, we used a total of $7.2 billion to repurchase our common stock, pay dividends, and repay debt. These uses were partially offset by proceeds from our debt offerings and short-term borrowings in 2010 of $1.8 billion.

Dividends paid in the first nine months of 2011 and 2010 were $3.4 billion and $3.3 billion, respectively. The increase reflects a higher dividend rate in 2011, partially offset by lower shares outstanding as a result of our share repurchase program.

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

Credit Ratings – The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. At September 30, 2011, our debt ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook

Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Stable
Fitch	F1	A	Stable

Credit Facilities – In May 2011, we entered into an agreement with certain financial institutions to extend the expiration date for our $2.5 billion revolving credit facility from September 30, 2013, to March 31, 2015.

At September 30, 2011, our committed credit facilities and commercial paper outstanding were as follows:

(in billions of dollars)
Type	Committed Credit Facilities	Commercial Paper

Multi-year revolving credit, expiring March 31, 2015	$2.5

Multi-year revolving credit, expiring December 4, 2012	2.7
Total facilities	$5.2
Commercial paper outstanding		$2.1

At September 30, 2011, there were no borrowings under the committed credit facilities and the entire committed amounts were available for borrowing.

On October 25, 2011, we entered into a new multi-year revolving credit facility in the amount of $3.5 billion, which expires on October 25, 2016. This new revolving credit facility replaces our $2.7 billion multi-year credit facility, which was to expire on December 4, 2012, and will bring our total committed credit facilities to $6.0 billion.

All banks participating in our committed credit facilities are highly rated by the credit rating agencies. We continuously monitor the credit quality of our banking group, and at this time we are not aware of any potential non-performing credit provider.

Each of these facilities requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“consolidated EBITDA”) to consolidated interest expense of not less than 3.5 to 1.0 on a rolling four-quarter basis. At September 30, 2011, our ratio calculated in accordance with the agreements was 15.6 to 1.0. These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require us to post collateral. We expect to continue to meet our covenants. The terms “consolidated EBITDA” and “consolidated interest expense,” both of which include certain adjustments, are defined in the facility agreements previously filed with the Securities and Exchange Commission.

In addition to the committed credit facilities discussed above, certain of our subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $2.0 billion at September 30, 2011, are for the sole use of our subsidiaries. Borrowings under these arrangements amounted to $416 million at September 30, 2011 and $538 million at December 31, 2010.

Commercial Paper Program - We have commercial paper programs in place in the U.S. and in Europe. At September 30, 2011 and December 31, 2010, we had $2.1 billion and $1.2 billion of commercial paper outstanding, respectively.

The existence of the commercial paper program and the committed credit facilities, coupled with our operating cash flows, will enable us to meet our liquidity requirements.

Debt – Our total debt was $17.8 billion at September 30, 2011 and $16.5 billion at December 31, 2010.

On February 28, 2011, we filed a new shelf registration statement with the Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.

In May 2011, we issued $650 million of 2.500% U.S. dollar notes due May 2016, and $350 million of 4.125% U.S. dollar notes due May 2021, under our shelf registration statement. In August 2011, we issued an additional $600 million of 2.500% U.S. dollar notes due May 2016 under our shelf registration statement. For further details on our debt offerings, see Note 12. Indebtedness to our condensed consolidated financial statements.

In March 2010, we issued $1.0 billion of 4.50% U.S. dollar notes due March 2020 under our previous shelf registration statement.

In March 2010, we renewed our Euro Medium Term Note Program under which we were able to issue unsecured notes from time to time. This program expired in March 2011 and we do not presently intend to renew the program.

Guarantees – See Note 10. Contingencies to our condensed consolidated financial statements for a discussion of our third-party guarantees. At September 30, 2011, we were also contingently liable for $0.7 billion of guarantees of our own performance, which were primarily related to excise taxes on the shipment of our products. There is no liability in the condensed consolidated financial statements associated with these guarantees.

Equity and Dividends

As discussed in Note 3. Stock Plans to our condensed consolidated financial statements, during the nine months ended September 30, 2011, we granted 3.8 million shares of restricted stock and deferred stock awards at a weighted-average grant date fair value of $59.41. The restricted stock and deferred stock awards will not vest until the completion of the original restriction period, which is typically three years from the date of the original grant.

On May 1, 2008, we began a $13.0 billion two-year share repurchase program. On April 30, 2010, we completed this share repurchase program by purchasing, in total, 277.6 million shares for $13.0 billion.

On May 1, 2010, we began repurchasing shares under a new three-year $12 billion share repurchase program that was authorized by our Board of Directors in February 2010. From May 1, 2010 through September 30, 2011, we repurchased 122.0 million shares of our common stock at a cost of $7.3 billion under this new repurchase program. During the first nine months of 2011, we repurchased 66.0 million shares at a cost of $4.4 billion. During the third quarter of 2011, we repurchased 21.2 million shares at a cost of $1.4 billion.

Dividends paid in the first nine months of 2011 were $3.4 billion. During the third quarter of 2011, our Board of Directors approved a 20.3% increase in the quarterly dividend to $0.77 per common share. As a result, the present annualized dividend rate is $3.08 per common share.

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

Contingencies

See Note 10. Contingencies to our condensed consolidated financial statements for a discussion of contingencies.

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

There is litigation related to tobacco products pending in certain jurisdictions. Damages claimed in some of the tobacco-related litigation are significant and, in certain cases in Brazil, Canada, Israel and Nigeria, range into the billions of dollars. We anticipate that new cases will continue to be filed. The FCTC encourages litigation against tobacco product manufacturers. It is possible that our consolidated results of operations, cash flows or financial position could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. Please see Note 10. Contingencies to our condensed consolidated financial statements for a discussion of tobacco-related litigation.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Our share repurchase activity for each of the three months in the quarter ended September 30, 2011 was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2011 – July 31, 2011 (1)	4,908,319	$70.23	105,655,553	$5,798,293,316

August 1, 2011 – August 31, 2011 (1)	11,700,519	$67.96	117,356,072	$5,003,172,863

September 1, 2011 – September 30, 2011 (1)	4,600,944	$66.96	121,957,016	$4,695,072,935

Pursuant to Publicly Announced Plans or Programs	21,209,782	$68.27

July 1, 2011 – July 31, 2011 (3)	3,389	$71.58

August 1, 2011 – August 31, 2011 (3)	990	$69.87

September 1, 2011 – September 30, 2011 (3)	-	$ -

For the Quarter Ended September 30, 2011	21,214,161	$68.27

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

Item 6.	Exhibits.

3.1	Amended and Restated By-Laws of Philip Morris International Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 13, 2011).

12	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILIP MORRIS INTERNATIONAL INC.

/s/ HERMANN WALDEMER

Hermann Waldemer
Chief Financial Officer

November 3, 2011