Form 10-K
period 2011-12-31
Philip Morris International Inc.
filed 2012-02-24
CIK 1413329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33708

PHILIP MORRIS INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Virginia	13-3435103
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

917-663-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	New York Stock Exchange
4.875% Notes due 2013	New York Stock Exchange
6.875% Notes due 2014	New York Stock Exchange
5.875% Notes due 2015	New York Stock Exchange
2.500% Notes due 2016	New York Stock Exchange
5.650% Notes due 2018	New York Stock Exchange
4.500% Notes due 2020	New York Stock Exchange
4.125% Notes due 2021	New York Stock Exchange
2.900% Notes due 2021	New York Stock Exchange
6.375% Notes due 2038	New York Stock Exchange
4.375% Notes due 2041	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $118 billion based on the closing sale price of the common stock as reported on the New York Stock Exchange.

Class	Outstanding at January 31, 2012
Common Stock, no par value	1,721,873,303 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant’s annual report to shareholders for the year ended December 31, 2011 (the “2011 Annual Report”)	Parts I, II, and IV

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders to be held on May 9, 2012, to be filed with the Securities and Exchange Commission (“SEC”) on or about March 30, 2012	Part III

In this report, “PMI,” “we,” “us” and “our” refers to Philip Morris International Inc. and subsidiaries.

PART I

Item 1.	Business.

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

Our portfolio of international and local brands is led by Marlboro, the world’s best selling international cigarette, which accounted for approximately 33% of our total 2011 shipment volume. Marlboro is complemented in the premium-price category by Merit, Parliament and Virginia Slims. Our leading mid-price brands are L&M and Chesterfield. Other leading international brands include Bond Street, Lark, Muratti, Next, Philip Morris and Red & White.

We also own a number of important local cigarette brands, such as Sampoerna A, Dji Sam Soe and Sampoerna Kretek in Indonesia, Fortune, Champion and Hope in the Philippines, Diana in Italy, Optima and Apollo-Soyuz in Russia, Morven Gold in Pakistan, Boston in Colombia, Belmont, Canadian Classics and Number 7 in Canada, Best and Classic in Serbia, f6 in Germany, Delicados in Mexico, Assos in Greece and Petra in the Czech Republic and Slovakia. While there are a number of markets where local brands remain important, international brands are expanding their share in numerous markets. With international brands contributing approximately 70% of our shipment volume in 2011, we are well-positioned to continue to benefit from this trend.

Separation from Altria Group, Inc.

We were a wholly owned subsidiary of Altria Group, Inc. (“Altria”) until the distribution of all of our shares owned by Altria (the “Spin-off”) was made on March 28, 2008 (the “Distribution Date”).

Acquisitions and Other Business Arrangements

During 2011, 2010 and 2009, we expanded our business with the following transactions:

2011:

In June 2011, we completed the acquisition of a cigarette business in Jordan, consisting primarily of cigarette manufacturing assets and inventories, for $42 million. In January 2011, we acquired a cigar business, consisting primarily of trademarks in the Australian and New Zealand markets, for $20 million.

Effective January 1, 2011, we established a new business structure with Vietnam National Tobacco Corporation (“Vinataba”) in Vietnam, further developing our existing joint venture with Vinataba through the licensing of Marlboro and establishing a PMI-controlled branch for the building of our brands.

2010:

In February 2010, our affiliate, Philip Morris Philippines Manufacturing Inc. (“PMPMI”), and Fortune Tobacco Corporation (“FTC”) combined their respective business activities by transferring selected assets and liabilities of PMPMI and FTC to a new company called PMFTC Inc. (“PMFTC”). PMPMI and FTC hold equal economic interests in PMFTC, while we manage the day-to-day operations of PMFTC and have a majority of its Board of Directors. The establishment of PMFTC permits both parties to benefit from their complementary brand portfolios, as well as cost synergies from the resulting integration of manufacturing, distribution and procurement, and the further development and advancement of tobacco growing in the Philippines.

In June 2010, we announced that our affiliate, Philip Morris Brasil Industria e Comercio Ltda. (“PMB”), would begin directly sourcing tobacco leaf from approximately 17,000 tobacco farmers in Southern Brazil. This initiative has enhanced PMI’s direct involvement in the supply chain and provides approximately 10% of PMI’s global leaf requirements. The vertically integrated structure was made possible following separate agreements with two leaf suppliers in Brazil, Alliance One Brasil Exportadora de Tabacos Ltda. (“AOB”) and Universal Leaf Tabacos Ltda. (“ULT”). These agreements resulted in AOB and ULT assigning approximately 9,000 and 8,000 contracts with tobacco farmers to PMB, respectively. As a result, PMB offered employment to more than 200 employees, most of them agronomy specialists, and acquired related assets in Southern Brazil. The purchase price for the net assets and the contractual relationships was $83 million.

2009:

In September 2009, we acquired Swedish Match South Africa (Proprietary) Limited for ZAR 1.93 billion (approximately $256 million based on exchange rates prevailing at the time of the acquisition), including acquired cash.

In February 2009, we purchased the Petterøes tobacco business for $209 million, which included fine-cut trademarks primarily sold in Norway and Sweden.

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

(b) Financial Information About Segments

We divide our markets into four geographic regions, which constitute our segments for financial reporting purposes:

•

The European Union (“EU”) Region is headquartered in Lausanne, Switzerland and covers all the EU countries except for Slovenia, Bulgaria and Romania, and also comprises Switzerland, Norway and Iceland, which are linked to the EU through trade agreements;

•

The Eastern Europe, Middle East & Africa (“EEMA”) Region is also headquartered in Lausanne and covers the Balkans (including Slovenia, Bulgaria and Romania), the former Soviet Union (excluding Estonia, Latvia and Lithuania), Mongolia, Turkey, the Middle East and Africa and our international duty free business;

•	The Asia Region is headquartered in Hong Kong and covers all other Asian markets as well as Australia, New Zealand and the Pacific Islands; and

•	The Latin America & Canada Region is headquartered in New York and covers the South American continent, Central America, Mexico, the Caribbean and Canada.

Net revenues and operating companies income* (together with a reconciliation to operating income) attributable to each such segment for each of the last three years are set forth in Note 12. Segment Reporting to our consolidated financial statements, which is incorporated herein by reference to the 2011 Annual Report. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of our operating results by business segment.

The relative percentages of operating companies income attributable to each reportable segment were as follows:

	2011	2010	2009
European Union	33.5%	37.6%	43.9%
Eastern Europe, Middle East & Africa	23.7	27.5	25.9
Asia	35.5	26.6	23.7
Latin America & Canada	7.3	8.3	6.5

	100.0%	100.0%	100.0%

We use the term net revenues to refer to our operating revenues from the sale of our products, net of sales and promotion incentives. Our net revenues and operating income are affected by various factors, including the volume of products we sell, the price of our products, changes in currency exchange rates and the mix of products we sell. Mix is a term used to refer to the proportionate value of premium-price brands to mid-price or low-price brands in any given market (product mix). Mix can also refer to the proportion of shipment volume in more profitable markets versus shipment volume in less profitable markets (geographic mix). We often collect excise taxes from our customers and then remit them to local governments, and, in those circumstances, we include excise taxes in our net revenues and excise taxes on products. Our cost of sales consists principally of tobacco leaf, non-tobacco raw materials, labor and manufacturing costs.

Our marketing, administration and research costs include the costs of marketing our products, other costs generally not related to the manufacture of our products (including general corporate

*	Our management evaluates segment performance and allocates resources based on operating companies income, which we define as operating income before general corporate expenses and amortization of intangibles. The accounting policies of the segments are the same as those described in Note 2. Summary of Significant Accounting Policies to our consolidated financial statements and are incorporated herein by reference to the 2011 Annual Report.

expenses), and costs incurred to develop new products. The most significant components of our marketing, administration and research costs are marketing expenses and general and administrative expenses.

(c) Narrative Description of Business

Our subsidiaries and affiliates and their licensees manufacture, market and sell tobacco products outside the United States.

Our total cigarette shipments increased 1.7% in 2011 to 915.3 billion units. We estimate that international cigarette market shipments were approximately 5.7 trillion units in 2011, a 1.1% increase over 2010. We estimate that our reported share of the international cigarette market (which is defined as worldwide cigarette volume excluding the United States) was approximately 16.0% in each of 2011 and 2010 and 15.4% in 2009. Including the 2010 business combination with FTC on a pro-forma basis, our total share of the international cigarette market was 16.2% and 16.5% in 2010 and 2009, respectively.

Excluding the People’s Republic of China (“PRC”), we estimate that our reported share of the international cigarette market was approximately 28.1%, 27.5%, and 25.8% in 2011, 2010 and 2009, respectively. Including the 2010 business combination with FTC on a pro-forma basis, our total share of the international cigarette market, excluding the PRC, was 27.8% and 27.7% in 2010 and 2009, respectively.

Shipments of our principal cigarette brand, Marlboro, increased 0.9% in 2011, and represented approximately 9.2% of the international cigarette market, excluding the PRC, in 2011, 9.1% in 2010 and 9.0% in 2009.

We have a cigarette market share of at least 15%, and, in a number of instances substantially more than 15%, in 97 markets, including Algeria, Argentina, Australia, Austria, Belgium, Canada, Colombia, the Czech Republic, Egypt, Finland, France, Germany, Greece, Hungary, Indonesia, Italy, Japan, Kazakhstan, Korea, Mexico, the Netherlands, the Philippines, Poland, Portugal, Romania, Russia, Saudi Arabia, Serbia, Singapore, Spain, Sweden, Switzerland, Thailand, Turkey and Ukraine.

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

Distribution and Sales

The distribution and sales strategy for our products is tailored to the characteristics of each market, including retailer needs and capabilities, the wholesale infrastructure, our competitive position, costs and the regulatory framework. Our goal is to achieve speed, efficiency and widespread availability of our products, while contributing to the success of our direct and indirect trade partners. The four main types of distribution that we use across the globe, often simultaneously in a given market, are:

•	Direct Sales and Distribution (“DSD”), where we have set up our own distribution directly to retailers;

•	Distribution through single independent distributors who are responsible for distribution in a single market;

•	Exclusive Zonified Distribution (“EZD”), where distributors have an exclusive territory within a market to enable them to obtain a suitable return on their investment; and

•	Distribution through wholesalers, where we supply either national or regional wholesalers that then service the retail trade.

In many countries we also directly service key accounts, including gas stations, retail chains and supermarkets.

Our distribution and sales systems are supported by sales forces that total approximately 16,700 employees worldwide. Our sales forces are well trained and recognized by trade surveys for their professionalism. They have over time developed a long-lasting relationship with the wholesale and retail trade, thus providing us with a superior presence at the point of sale, reflected by our leading market share position in many markets. In addition, our consumer engagement teams work together with the sales forces to engage adult smokers in promotional activities and to support new product launches where permitted by law.

Our products are marketed and promoted through various media and channels, including, where permitted by law, point of sale communications, brand events, access-restricted Web sites, print, new digital technologies and direct communication to verified adult smokers. Our direct communication with verified adult smokers utilizes mail, email and other electronic communication tools. Promotional activities include, where permitted by law, competitions, invitations to events, interactive programs, consumer premiums and price promotions. To support advertising and promotional activities in the markets, we have a dedicated consumer engagement group that develops innovative engagement tools based on the latest technologies and consumer trends.

Competition

We are subject to highly competitive conditions in all aspects of our business. We compete primarily on the basis of product quality, brand recognition, brand loyalty, taste, innovation, packaging, service, marketing, advertising and retail price. Our competitors include three large international tobacco companies and several regional and local tobacco companies and, in some instances, state-owned tobacco enterprises, principally in Algeria, Egypt, the PRC, Taiwan, Thailand and Vietnam. Industry consolidation and privatizations of state-owned enterprises have led to an overall increase in competitive pressures. Some competitors have different profit and volume objectives, and some international competitors are less susceptible to changes in currency exchange rates. We compete predominantly with American type blended cigarette brands, such as Marlboro, L&M and Chesterfield, which are the most popular across many of our markets. We seek to compete in all profitable retail price categories, although our brand portfolio is weighted towards the premium category.

Procurement and Raw Materials

We purchase tobacco leaf of various grades and styles throughout the world, the majority through independent tobacco suppliers. We also contract directly with farmers in several countries including Brazil, the United States, Pakistan, Argentina, the Philippines, Poland, Italy, Colombia, Ecuador, Mexico, the Dominican Republic and Kazakhstan.

As discussed above, in June 2010, we announced that our affiliate, PMB, began directly sourcing tobacco leaf from tobacco farmers in Southern Brazil. This initiative enhances PMI’s direct involvement in the supply chain and provides approximately 10% of PMI’s global leaf requirements.

Our largest sources of supply are:

•	The United States for Virginia (flue-cured) and Burley tobaccos, particularly higher quality varieties for use in leading international brands;

•	Brazil, particularly for Virginia tobaccos but also for Burley;

•	Indonesia, mostly for domestic use in kretek products;

•	Turkey and Greece, mostly for Oriental; and

•	Argentina and Malawi, mostly for Burley.

We believe that there is an adequate supply of tobacco in the world markets to satisfy our current and anticipated production requirements.

In addition to tobacco leaf, we purchase a wide variety of direct materials from a total of approximately 430 suppliers. Our top ten suppliers of direct materials combined represent more than 55% of our total direct materials purchases. The three most significant direct materials that we purchase are printed paper board used in packaging, acetate tow used in filter making and fine paper used in cigarette manufacturing. In addition, the supply of cloves is of particular importance to our Indonesian business.

Business Environment

Information called for by this Item is hereby incorporated by reference to the paragraphs captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Results by Business Segment—Business Environment” on pages 24 to 32 of the 2011 Annual Report and made a part hereof.

Other Matters

Customers

None of our business segments is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on our consolidated results of operations.

Employees

As of December 31, 2011, we employed approximately 78,100 people worldwide, including employees under temporary contracts and hourly paid part-time staff. Our businesses are subject to a number of laws and regulations relating to our relationship with our employees. Generally, these laws and regulations are specific to the location of each business. In addition, in accordance with European Union requirements, we have established a European Works Council composed of management and elected members of our workforce. We believe that our relations with our employees and their representative organizations are excellent.

Executive Officers of the Registrant

The disclosure regarding executive officers is set forth under the heading “Executive Officers as of February 24, 2012” in Item 10 of Part III of this Form 10-K and is incorporated herein by reference.

Research and Development

One of the top priorities of our research efforts is the development of a variety of innovative Next Generation Products (NGPs) that have the potential to reduce the risk of smoking-related diseases in comparison to conventional cigarettes. In developing these products in its state-of-the-art R&D facilities, PMI draws upon a team of world-class scientists from a broad spectrum of scientific disciplines. In 2011, we further enhanced our product development capabilities by acquiring the global patent rights for a new technology that employs a unique method for delivering a nicotine-containing aerosol. Prior to commercialization, we are employing rigorous scientific methodologies to evaluate and substantiate the ability of these products to reduce the individual risk of smoking-related diseases compared to conventional tobacco products and their impact on the population as a whole. We cannot predict whether we will succeed in developing commercially viable NGPs or whether regulators will permit the marketing of NGPs with claims of reduced risk.

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

The research and development expense for the years ended December 31, 2011, 2010 and 2009 is set forth in Note 14. Additional Information to our consolidated financial statements, which is incorporated herein by reference to the 2011 Annual Report.

Intellectual Property

Our trademarks are valuable assets and their protection and reputation are essential to us. We own the trademark rights to all of our principal brands, including Marlboro, or have the right to use them in all countries where we use them.

In addition, we have more than 2,700 granted patents worldwide and about as many pending patent applications. Our patent portfolio, as a whole, is material to our business. However, no one patent, or group of related patents, is material to us. We also have proprietary secrets, technology, know-how, processes and other intellectual property rights that are not registered.

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

Ownership of intellectual property related to patent applications and resulting patents based solely on the jointly-funded intellectual property, regardless of when filed or issued, will be exclusive to PM USA in the United States, its territories and possessions and exclusive to PMI everywhere else in the world.

The Intellectual Property Agreement contains provisions concerning intellectual property that is independently developed by us or PM USA following the Distribution Date. For the first two years following the Distribution Date, if we or PM USA independently developed new intellectual property that satisfied certain conditions and was incorporated into a new product or included in a patent application, the new intellectual property is subject to the geographic allocation described above. For ten years following the Distribution Date, independently developed intellectual property may be subject to rights under certain circumstances that would allow either us or PM USA a priority position to obtain the rights to the new intellectual property from the other party, with the price and other terms to be negotiated.

In the event of a dispute between us and PM USA under the Intellectual Property Agreement, we have agreed with PM USA to submit the dispute first to negotiation between our and PM USA’s senior executives and then to binding arbitration.

Seasonality

Our business segments are not significantly affected by seasonality, although in certain markets cigarette consumption trends rise during the summer months due to longer daylight time and tourism.

Environmental Regulation

We are subject to applicable international, national and local environmental laws and regulations in the countries in which we do business. We have specific programs across our business units designed to meet applicable environmental compliance requirements and reduce wastage as well as water and energy consumption. We have developed and implemented a consistent environmental and occupational health and safety (“EHS”) management system, which involves policies, standard practices and procedures at all our manufacturing centers. We also conduct regular safety assessments at our offices, warehouses and car fleet organizations. Furthermore, we have engaged an external certification body to validate the effectiveness of our EHS management system at all our manufacturing centers around the world, in accordance with internationally recognized standards. Our subsidiaries expect to continue to make investments in order to drive improved performance and maintain compliance with environmental laws and regulations. We assess and report the compliance status of all our legal entities on a regular basis. Based on the management and controls we have in place, environmental expenditures have not had, and are not expected to have, a material adverse effect on our consolidated results of operations, capital expenditures, financial position, earnings or competitive position.

(d) Financial Information About Geographic Areas

The amounts of net revenues and long-lived assets attributable to each of our geographic segments for each of the last three fiscal years are set forth in Note 12. Segment Reporting to our consolidated financial statements, which is incorporated herein by reference to the 2011 Annual Report.

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

We make available free of charge on, or through, our Web site (www.pmi.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Investors can access our filings with the SEC by visiting www.pmi.com.

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

Risks Related to Our Business and Industry

Cigarettes are subject to substantial taxes. Significant increases in cigarette-related taxes have been proposed or enacted and are likely to continue to be proposed or enacted in numerous jurisdictions. These tax increases may disproportionately affect our profitability and make us less competitive versus certain of our competitors.

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

Increases in cigarette taxes are expected to continue to have an adverse impact on our sales of cigarettes, due to resulting lower consumption levels, a shift in sales from manufactured cigarettes to other tobacco products and from the premium-price to the mid-price or low-price cigarette categories, where we may be under-represented, from local sales to legal cross-border purchases of lower price products, or to illicit products such as contraband and counterfeit.

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

Litigation related to tobacco use and exposure to environmental tobacco smoke (“ETS”) could substantially reduce our profitability and could severely impair our liquidity.

There is litigation related to tobacco products pending in certain jurisdictions. Damages claimed in some tobacco-related litigation are significant and, in certain cases in Brazil, Canada, Israel and Nigeria, range into the billions of U.S. dollars. We anticipate that new cases will continue to be filed. The FCTC encourages litigation against tobacco product manufacturers. It is possible that our consolidated results of operations, cash flows or financial position could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. See Item 3. Legal Proceedings of this Form 10-K.

We face intense competition, and our failure to compete effectively could have a material adverse effect on our profitability and results of operations.

We compete primarily on the basis of product quality, brand recognition, brand loyalty, taste, innovation, packaging, service, marketing, advertising and price. We are subject to highly competitive conditions in all aspects of our business. The competitive environment and our competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors’ introduction of lower-price products or innovative products, higher tobacco product taxes, higher absolute prices and larger gaps between retail price categories, and product regulation that diminishes the ability to differentiate tobacco products. Competitors include three large international tobacco companies and several regional and local tobacco companies and, in some instances, state-owned tobacco enterprises, principally in Algeria, Egypt, the PRC, Taiwan, Thailand and Vietnam. Industry consolidation and privatizations of state-owned enterprises have led to an overall increase in competitive pressures. Some competitors have different profit and volume objectives and some international competitors are less susceptible to changes in currency exchange rates.

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

In periods of economic uncertainty, consumers may tend to purchase lower-price brands, and the volume of our premium-price and mid-price brands and our profitability could suffer accordingly.

We lose revenues as a result of counterfeiting, contraband and cross-border purchases.

Large quantities of counterfeit cigarettes are sold in the international market. We believe that Marlboro is the most heavily counterfeited international cigarette brand, although we cannot quantify the revenues we lose as a result of this activity. In addition, our revenues are reduced by contraband and legal cross-border purchases.

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

We continue to seek ways to develop commercially viable new product technologies that may reduce the risk of smoking. Our goal is to develop products whose potential for risk reduction can be substantiated and meet adult smokers’ taste expectations. We may not succeed in these efforts. If we do not succeed, but others do, we may be at a competitive disadvantage. Furthermore, we cannot predict whether regulators will permit the marketing of tobacco products with claims of reduced risk to consumers, which could significantly undermine the commercial viability of these products.

Our reported results could be adversely affected by unfavorable currency exchange rates, and currency devaluations could impair our competitiveness.

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

We may be unable to expand our brand portfolio through successful acquisitions and the development of strategic business relationships.

One element of our growth strategy is to strengthen our brand portfolio and market positions through selective acquisitions and the development of strategic business relationships. Acquisition and strategic business development opportunities are limited and present risks of failing to achieve efficient and effective integration, strategic objectives and anticipated revenue improvements and cost savings. There is no assurance that we will be able to acquire attractive businesses on favorable terms, or that future acquisitions or strategic business developments will be accretive to earnings.

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

The failure of our information systems to function as intended or their penetration by outside parties with the intent to corrupt them could result in business disruption, loss of revenue, assets or personal or other sensitive data.

We use information systems to help manage business processes, collect and interpret business data and communicate internally and externally with employees, suppliers, customers and others. Some of these information systems are managed by third-party service providers. We have backup systems and business continuity plans in place, and we take care to protect our systems and data from unauthorized access. Nevertheless, failure of our systems to function as intended, or penetration of our systems by outside parties intent on extracting or corrupting information or otherwise disrupting business processes, could result in loss of revenue, assets or personal or other sensitive data, cause damage to our reputation and that of our brands and result in significant remediation and other costs to us.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

As of December 31, 2011, we operated and owned 55 manufacturing facilities, operated one leased manufacturing facility in Mexico, and maintained contract manufacturing relationships with 21 third-party manufacturers across 23 markets. In addition, we work with 38 third-party operators in Indonesia who manufacture our hand-rolled cigarettes.

PMI Owned Manufacturing Facilities

	EU	EEMA	Asia	Latin America & Canada	TOTAL
Fully integrated	9	9	9	9	36
Make-pack	—	—	6	3	9
Other	2	1	2	5	10

Total	11	10	17	17	55

In 2011, 27 of our facilities each manufactured over 10 billion cigarettes, of which 7 facilities each produced over 30 billion units. Our largest factories are in Bergen-op-Zoom (the Netherlands), St. Petersburg (Russia), Berlin (Germany), Marikina and Batangas (Philippines), Krakow (Poland), Izmir (Turkey), Kharkiv (Ukraine), Neuchatel (Switzerland), Merlo (Argentina) and Karawang (Indonesia). Our smallest factories are mostly in Latin America and Asia, where due to tariff constraints we have established small manufacturing units in individual markets, several of which are make-pack operations. We will continue to optimize our manufacturing base, taking into consideration the evolution of trade blocks.

The plants and properties owned or leased and operated by our subsidiaries are maintained in good condition and are believed to be suitable and adequate for our present needs.

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

The table below lists the number of tobacco-related cases pending against us and/or our subsidiaries or indemnitees as of February 15, 2012, December 31, 2010 and December 31, 2009:

Type of Case	Number of Cases Pending as of February 15, 2012	Number of Cases Pending as of December 31, 2010	Number of Cases Pending as of December 31, 2009
Individual Smoking and Health Cases	76	94	119
Smoking and Health Class Actions	10	11	9
Health Care Cost Recovery Actions	10	10	11
Lights Class Actions	2	2	3
Individual Lights Cases (small claims court)	9	10	12
Public Civil Actions	3	7	11

Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 377 Smoking and Health, Lights, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Ten cases have had decisions in favor of plaintiffs. Six of these cases have subsequently reached final resolution in our favor and four remain on appeal. To date, we have paid total judgments including costs of approximately six thousand Euros. These payments were made in order to appeal three Italian small claims cases, two of which were subsequently reversed on appeal and one of which remains on appeal. To date, no tobacco-related case has been finally resolved in favor of a plaintiff against us, our subsidiaries or indemnitees.

The table below lists the verdicts and post-trial developments in the three pending cases (excluding an individual case on appeal from an Italian small claims court) in which verdicts were returned in favor of plaintiffs:

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
May 2011	Brazil/Laszlo	Individual Smoking and Health	The Civil Court of São Vicente found for plaintiff and ordered Philip Morris Brasil to pay damages of R$31,333 (approximately $16,700), plus future costs for cessation and medical treatment of smoking-related diseases.	In June 2011, Philip Morris Brasil filed an appeal. In December 2011, the Appellate Court reversed the trial court decision. Plaintiff may appeal.

September 2009	Brazil/Bernhardt	Individual Smoking and Health	The Civil Court of Rio de Janeiro found for plaintiff and ordered Philip Morris Brasil to pay R$13,000 (approximately $6,900) in “moral damages.”

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

In March 2011, the Court of Appeals affirmed the trial court’s decision and denied Philip Morris Brasil’s appeal. The Court of Appeals increased the amount of damages awarded to the plaintiff to R$100,000 (approximately $53,000). Philip Morris Brasil filed an appeal in June 2011.

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
February 2004	Brazil/The Smoker Health Defense Association	Class Action	The Civil Court of São Paulo found defendants liable without hearing evidence. The court did not assess moral or actual damages, which were to be assessed in a second phase of the case. The size of the class was not defined in the ruling.	In April 2004, the court clarified its ruling, awarding “moral damages” of R$1,000 (approximately $530) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class was not estimated. Defendants appealed to the São Paulo Court of Appeals, which annulled the ruling in November 2008, finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In May 2011, the trial court dismissed the claim. Plaintiff has appealed. In addition, the defendants filed a constitutional appeal to the Federal Supreme Tribunal on the basis that the plaintiff did not have standing to bring the lawsuit. This appeal is still pending.

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

As of February 15, 2012, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•

76 cases brought by individual plaintiffs in Argentina (32), Brazil (31), Canada (2), Chile (2), Greece (1), Italy (5), the Philippines (1), Scotland (1) and Turkey (1), compared with 94 such cases on December 31, 2010, and 119 cases on December 31, 2009; and

•	10 cases brought on behalf of classes of individual plaintiffs in Brazil (2) and Canada (8), compared with 11 such cases on December 31, 2010, and 9 such cases on December 31, 2009.

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

In the first class action pending in Canada, Cecilia Letourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, our subsidiary and other Canadian manufacturers are defendants. The plaintiff, an individual smoker, is seeking compensatory and unspecified punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005. Pre-trial proceedings are ongoing. On February 14, 2012, the court ruled that the federal government will remain as a third-party in the case. Trial is scheduled to begin on March 12, 2012.

In the second class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, our subsidiary and other Canadian manufacturers are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, are seeking compensatory and unspecified punitive damages for each member of the class who allegedly suffers from certain smoking-related diseases. The class was certified in 2005. Pre-trial proceedings are ongoing. On February 14, 2012, the court ruled that the federal government will remain as a third-party in the case. Trial is scheduled to begin on March 12, 2012.

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

As of February 15, 2012, there were 10 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Canada (4), Nigeria (5) and Spain (1), compared with 10 such cases on December 31, 2010 and 11 such cases on December 31, 2009.

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

In the fifth case in Nigeria, The Attorney General of Ogun State v. British American Tobacco (Nigeria) Limited, et al., High Court of Ogun State, Abeokuta, Nigeria, filed February 26, 2008, our subsidiary and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. In May 2010, the trial court rejected our subsidiary’s service objections. Our subsidiary has appealed.

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

As of February 15, 2012, there were a number of lights cases pending against our subsidiaries or indemnitees, as follows:

•	2 cases brought on behalf of various classes of individual plaintiffs (some overlapping) in Israel, compared with 2 such cases on December 31, 2010, and 3 such cases on December 31, 2009; and

•

9 cases brought by individuals in the equivalent of small claims courts in Italy, where the maximum damages are approximately one thousand Euros per case, compared with 10 such cases on December 31, 2010, and 12 such cases on December 31, 2009.

In the first class action pending in Israel, El-Roy, et al. v. Philip Morris Incorporated, et al., District Court of Tel-Aviv/Jaffa, Israel, filed January 18, 2004, our subsidiary and our indemnitees (PM USA and our former importer) are defendants. The plaintiffs filed a purported class action claiming that the class members were misled by the descriptor “lights” into believing that lights cigarettes are safer than full flavor cigarettes. The claim seeks recovery of the purchase price of lights cigarettes and compensation for distress for each class member. Hearings took place in November and December 2008 regarding whether the case meets the legal requirements necessary to allow it to proceed as a class action. The parties’ briefing on class certification was completed in March 2011. A hearing for final oral argument on class certification took place in November 2011. We are awaiting the court’s decision.

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

As of February 15, 2012, there were 3 public civil actions pending against our subsidiaries in Argentina (1), Brazil (1), and Venezuela (1), compared with 7 such cases on December 31, 2010, and 11 such cases on December 31, 2009.

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

Other Litigation

Other litigation includes an antitrust suit, a breach of contract action, various tax and individual employment cases and a tort claim.

Antitrust: In the antitrust class action in Kansas, Smith v. Philip Morris Companies Inc., et al., District Court of Seward County, Kansas, filed February 7, 2000, we and other members of the industry are defendants. The plaintiff asserts that the defendant cigarette companies engaged in an international conspiracy to fix wholesale prices of cigarettes and sought certification of a class comprised of all persons in Kansas who were indirect purchasers of cigarettes from the defendants. The plaintiff claims unspecified economic damages resulting from the alleged price-fixing, trebling of those damages under the Kansas price-fixing statute and counsel fees. The trial court granted plaintiff’s motion for class certification in 2001. Defendants’ motions for summary judgment were argued in January 2012. In the event the summary judgment motions are not granted, the court has set a trial date in July 2012.

Breach of Contract: In the breach of contract action in Ontario, Canada, The Ontario Flue-Cured Tobacco Growers’ Marketing Board, et al. v. Rothmans, Benson & Hedges Inc., Superior Court of Justice, London, Ontario, Canada, filed November 5, 2009, our subsidiary is a defendant. Plaintiffs in this putative class action allege that our subsidiary breached contracts with the proposed class members (Ontario tobacco growers and their related associations) concerning the sale and purchase of flue-cured tobacco from January 1, 1986 to December 31, 1996. Plaintiffs allege that our subsidiary was required by the contracts to disclose to plaintiffs the quantity of tobacco included in cigarettes to be sold for duty free and export purposes (which it purchased at a lower price per pound than tobacco that was included in cigarettes to be sold in Canada), but failed to disclose that some of the cigarettes it designated as being for export and duty free purposes were ultimately sold in Canada. Our subsidiary has been served, but there is currently no deadline to respond to the statement of claim. In September 2011, plaintiffs served a notice of motion seeking class certification.

Tax: In Brazil, there are 114 tax cases involving Philip Morris Brasil S.A. and Philip Morris Brasil Ltda. relating to the payment of state tax on the sale and transfer of goods and services, federal social contributions, excise, social security and income tax, and other matters. Fifty-eight of these cases are under administrative review by the relevant fiscal authorities and 56 are under judicial review by the courts.

Employment: Our subsidiaries, Philip Morris Brasil S.A. and Philip Morris Brasil Ltda., are defendants in various individual employment cases resulting, among other things, from the termination of employment in connection with the shut-down of one of our factories in Brazil.

Tort: In the action in Delaware, Antonio Emilio Hupan et al. v. Alliance One International, Inc. et al. Superior Court for the State of Delaware in and for New Castle County, filed February 13, 2012, we, our subsidiaries, other members of the industry, certain companies allegedly involved in the purchase of tobacco leaf in Argentina, and certain companies allegedly involved in the manufacture of pesticides are defendants. Plaintiffs in this action are eight children born between the years of 1996 and 2008 and their families, all residing in Argentina. The plaintiffs claim that the children developed birth defects as a result of the exposure of their parents to pesticides while working on farms in Argentina. The plaintiffs allege that we, our subsidiaries, other members of the industry, and certain companies allegedly involved in the purchase of tobacco leaf in Argentina required the use of pesticides in tobacco growing while failing to warn tobacco growers of the risks. The plaintiffs claim unspecified compensatory and punitive damages. Neither we nor our subsidiaries have been served with the complaint.

Third-Party Guarantees

At December 31, 2011, PMI’s third-party guarantees were $7 million, of which $2 million expire through December 31, 2012, and the remainder through 2015. PMI is required to perform under these guarantees in the event that a third party fails to make contractual payments. PMI does not have a liability on its consolidated balance sheet at December 31, 2011, as the fair value of these guarantees is insignificant due to the fact that the probability of future payments under these guarantees is remote.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our share repurchase activity for each of the three months in the quarter ended December 31, 2011 was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2011 – October 31, 2011(1)	3,393,915	$66.57	125,350,931	$4,469,132,307

November 1, 2011 – November 30, 2011(1)	5,541,247	$71.50	130,892,178	$4,072,915,789

December 1, 2011 – December 31, 2011(1)	5,555,159	$76.66	136,447,337	$3,647,045,866

Pursuant to Publicly Announced Plans or Programs	14,490,321	$72.33

October 1, 2011 – October 31, 2011(3)	433,415	$69.99

November 1, 2011 – November 30, 2011(3)	116	$75.75

December 1, 2011 – December 31, 2011(3)	19,835	$76.29

For the Quarter Ended December 31, 2011	14,943,687	$72.26

(1)	On February 11, 2010, our Board of Directors authorized a new share repurchase program of $12 billion over three years. The new program commenced in May 2010 after the completion of our previous two-year $13 billion program. These share repurchases have been made pursuant to this program.

(2)	Aggregate number of shares repurchased under the $12 billion share repurchase program as of the end of the period presented.

(3)	Shares repurchased represent shares tendered to us by employees who vested in restricted and deferred stock awards, or exercised stock options, and used shares to pay all, or a portion of, the related taxes and/or option exercise price.

The principal stock exchange, on which our common stock (no par value) is listed, is the New York Stock Exchange. At January 31, 2012, there were approximately 83,200 holders of record of our common stock.

Our common stock is also listed on NYSE Euronext in Paris and the Swiss stock exchange.

The other information called for by this Item is hereby incorporated by reference to the paragraph captioned “Quarterly Financial Data (Unaudited)” on page 81 of the 2011 Annual Report and made a part hereof.

Item 6.	Selected Financial Data.

The information called for by this Item is hereby incorporated by reference to the information with respect to 2007-2011 appearing under the caption “Selected Financial Data-Five-Year Review” on page 45 of the 2011 Annual Report and made a part hereof.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information called for by this Item is hereby incorporated by reference to the paragraphs captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) on pages 17 to 44 of the 2011 Annual Report and made a part hereof.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this Item is hereby incorporated by reference to the paragraphs in the MD&A captioned “Market Risk” and “Value at Risk” on page 41 of the 2011 Annual Report and made a part hereof.

Item 8.	Financial Statements and Supplementary Data.

The information called for by this Item is hereby incorporated by reference to the 2011 Annual Report as set forth under the caption “Quarterly Financial Data (Unaudited)” on page 81 of the 2011 Annual Report and in the Index to Consolidated Financial Statements and Schedules (see Item 15) and made a part hereof.

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

See Exhibit 13 for the Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm on pages 82 to 83 of the 2011 Annual Report incorporated herein by reference and made a part hereof.

Item 9B.	Other Information.

None.

PART III

Except for the information relating to the executive officers set forth in Item 10 and the information relating to equity compensation plans set forth in Item 12, the information called for by Items 10-14 is hereby incorporated by reference to PMI’s definitive proxy statement for use in connection with its annual meeting of stockholders to be held on May 9, 2012 that will be filed with the SEC on or about March 30, 2012 (the “proxy statement”), and, except as indicated therein, made a part hereof.

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers as of February 24, 2012:

Name	Office	Age
Louis C. Camilleri	Chairman and Chief Executive Officer	57
David M. Bernick	Senior Vice President and General Counsel	57	*
Bertrand Bonvin	Senior Vice President, Research & Development	43
Patrick Brunel	Senior Vice President and Chief Information Officer	46
André Calantzopoulos	Chief Operating Officer	54
Kevin Click	Senior Vice President, Human Resources	51
Frederic de Wilde	Senior Vice President, Marketing and Sales	44
Even Hurwitz	Senior Vice President, Corporate Affairs	50
Martin King	Senior Vice President, Operations	47
Marco Kuepfer	Vice President, Finance and Treasurer	54
James R. Mortensen	President, Latin America & Canada Region	54
Jacek Olczak	President, European Union Region	47
Matteo Pellegrini	President, Asia Region	49
Joachim Psotta	Vice President and Controller	54
Hermann Waldemer	Chief Financial Officer	54
Jerry E. Whitson	Deputy General Counsel and Corporate Secretary	56
Miroslaw Zielinski	President, Eastern Europe, Middle East & Africa Region & PMI Duty Free	50

*	As previously reported, on February 9, 2012, Mr. Bernick resigned effective June 30, 2012. He will be succeeded by Mr. Marc Firestone, the current Executive Vice President, Corporate & Legal Affairs and General Counsel of Kraft Foods Inc. Between 1988 and 2003, Mr. Firestone, age 52, served with the Company in various capacities, lastly as Senior Vice President and General Counsel.

All of the above-mentioned officers, except for Messrs. Camilleri, Bernick and Whitson, have been employed by us in various capacities during the past five years.

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

Codes of Conduct and Corporate Governance

We have adopted the Philip Morris International Code of Conduct, which complies with requirements set forth in Item 406 of Regulation S-K. This Code of Conduct applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We have also adopted a code of business conduct and ethics that applies to the members of our Board of Directors. These documents are available free of charge on our Web site at www.pmi.com.

In addition, we have adopted corporate governance guidelines and charters for our Audit, Finance, Compensation and Leadership Development, Product Innovation and Regulatory Affairs and Nominating and Corporate Governance committees of the Board of Directors. All of these documents are available free of charge on our Web site at www.pmi.com. Any waiver granted by Philip Morris International Inc. to its principal executive officer, principal financial officer or controller or any person performing similar functions under the Code of Conduct, or certain amendments to the Code of Conduct, will be disclosed on our Web site at www.pmi.com.

The information on our Web site is not, and shall not be deemed to be, a part of this Report or incorporated into any other filings made with the SEC.

Item 11.	Executive Compensation.

Refer to “Executive Compensation” and “Compensation of Directors” sections of the proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The number of shares to be issued upon exercise or vesting and the number of shares remaining available for future issuance under PMI’s equity compensation plans at December 31, 2011, were as follows:

	Number of Shares to be Issued upon Exercise of Outstanding Options and Vesting of Deferred Stock	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders(1)	9,445,002	$27.07	29,222,431

(1)	Approved by Altria as our sole stockholder prior to the Spin-off.

Refer to “Ownership of Equity Securities” section of the proxy statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Refer to “Related Person Transactions and Code of Conduct” and “Independence of Nominees” sections of the proxy statement.

Item 14.	Principal Accounting Fees and Services.

Refer to “Audit Committee Matters” section of the proxy statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Index to Consolidated Financial Statements and Schedules

2011 Annual Report Page
Data incorporated by reference to Philip Morris International Inc.’s 2011 Annual Report:
Consolidated Balance Sheets at December 31, 2011 and 2010	46-47
Consolidated Statements of Earnings for the years ended December 31, 2011, 2010 and 2009	48
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009	49
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	50-51
Notes to Consolidated Financial Statements	52-81
Report of Independent Registered Public Accounting Firm	82
Report of Management on Internal Control Over Financial Reporting	83

Schedules have been omitted either because such schedules are not required or are not applicable.

(b) The following exhibits are filed as part of this Report:

2.1	—	Distribution Agreement between Altria Group, Inc. and Philip Morris International Inc. dated January 30, 2008 (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form 10 filed February 7, 2008).

3.1	—	Amended and Restated Articles of Incorporation of Philip Morris International Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed February 7, 2008).

3.2	—	Amended and Restated By-laws of Philip Morris International Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed December 6, 2011).

4.1	—	Specimen Stock Certificate of Philip Morris International Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 10 filed February 7, 2008).

4.2	—	Indenture dated as of April 25, 2008, between Philip Morris International Inc. and HSBC Bank USA, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3, dated April 25, 2008).

4.3	—	Issue and Paying Agency Agreement, dated March 13, 2009, by and among Philip Morris International Inc., HSBC Private Bank (C.I.) Limited, Jersey Branch, as registrar, HSBC Bank PLC, as principal paying agent and HSBC Corporate Trustee Company (UK) Limited, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed March 19, 2009).

4.4	—	Trust Deed relating to Euro Medium Term Note Program, dated March 13, 2009, between Philip Morris International Inc., as issuer, and HSBC Corporate Trustee Company (UK) Limited, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed March 19, 2009).

4.5	—	The Registrant agrees to furnish copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries to the Commission upon request.

10.1	—	Transition Services Agreement between Altria Corporate Services, Inc. and Philip Morris International Inc., dated as of March 28, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 31, 2008).

10.2	—	Tax Sharing Agreement between Altria Group, Inc. and Philip Morris International Inc., dated as of March 28, 2008 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed March 31, 2008).

10.3	—	Employee Matters Agreement between Altria Group, Inc. and Philip Morris International Inc., dated as of March 28, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed March 31, 2008).

10.4	—	Intellectual Property Agreement between Philip Morris International Inc. and Philip Morris USA Inc., dated as of January 1, 2008 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 10 filed March 5, 2008).

10.5	—	Credit Agreement relating to a US$3,000,000,000 5-Year Revolving Credit Facility (including a US$900,000,000 swingline option) and a US$1,000,000,000 3-Year Revolving Credit Facility (including a US$300,000,000 swingline option) and a EUR 1,500,000,000 364-Day Term Loan Facility dated as of December 4, 2007 among Philip Morris International Inc. and the Initial Lenders named therein and J.P. Morgan Europe Limited as Facility Agent and Swingline Agent and J.P. Morgan PLC, Citigroup Global Markets Limited, Credit Suisse, Cayman Islands Branch, Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P. and Lehman Brothers Inc. as Mandated Lead Arrangers and Bookrunners (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10 filed February 7, 2008).

10.6	—	Credit Agreement relating to a US$3,500,000,000 Revolving Credit Facility (including a US$800,000,000 swingline option) dated as of October 25, 2011, among Philip Morris International Inc. and the Initial Lenders named therein and Citibank International plc as Facility Agent and Citibank, N.A. as Swingline Agent and Citigroup Global Markets Limited, Barclays Capital, BNP Paribas, Credit Suisse, Cayman Islands Branch, Deutsche Bank Securities Inc., Goldman Sachs International, HSBC Bank PLC, J.P. Morgan Limited, RBS Securities Inc. and Société Générale as Mandated Lead Arrangers and Bookrunners (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 26, 2011).

10.7	—	Credit Agreement relating to a US$2,500,000,000 Revolving Credit Facility (including a US$700,000,000 swingline option), dated as of March 29, 2010, among Philip Morris International Inc. and the Initial Lenders named therein and J.P. Morgan Europe Limited as Facility Agent, JPMorgan Chase Bank, N.A. as Swingline Agent and J.P. Morgan plc, Deutsche Bank Securities Inc., Citigroup Global Markets Limited, Credit Suisse AG, Cayman Islands Branch, Goldman Sachs Credit Partners L.P. and RBS Securities Inc., as Mandated Lead Arrangers and Bookrunners (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 29, 2010).

10.8	—	Amended and Restated Credit Agreement relating to a US$2,500,000,000 Revolving Credit Facility (including a US$700,000,000 swingline option), dated as of May 11, 2011, among Philip Morris International Inc. and the Initial Lenders named therein and J.P. Morgan Europe Limited as Facility Agent, JPMorgan Chase Bank, N.A. as Swingline Agent and J.P. Morgan Limited, Deutsche Bank Securities Inc., Citigroup Global Markets Limited, Credit Suisse AG, Cayman Islands Branch, Goldman Sachs Credit Partners L.P. and RBS Securities Inc. as Mandated Lead Arrangers and Bookrunners (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 17, 2011).

10.9	—	Anti-Contraband and Anti-Counterfeit Agreement and General Release dated July 9, 2004 and Appendices (Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form 10 filed February 7, 2008).

10.10	—	Philip Morris International Inc. Automobile Policy (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form 10 filed February 7, 2008).*

10.11	—	Amended and Restated Philip Morris International Benefit Equalization Plan (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 2008).*

10.12	—	Philip Morris International Inc. 2008 Performance Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form 10 filed February 7, 2008).*

10.13	—	Form of Philip Morris International Inc. 2008 Performance Incentive Plan Deferred Stock Agreement (Pre-2008 Grants) (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10 filed February 7, 2008).*

10.14	—	Form of Philip Morris International Inc. 2008 Performance Incentive Plan Deferred Stock Agreement (2008 Grants) (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form 10 filed February 7, 2008).*

10.15	—	Form of Philip Morris International Inc. 2008 Performance Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form 10 filed February 7, 2008).*

10.16	—	Form of Philip Morris International Inc. 2008 Performance Incentive Plan Restricted Stock Agreement (2009 Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 10, 2009).*

10.17	—	Form of Philip Morris International Inc. 2008 Performance Incentive Plan Deferred Stock Agreement (2009 Grants) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 10, 2009).*

10.18	—	Pension Fund of Philip Morris in Switzerland (IC) (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2010).*

10.19	—	Summary of Supplemental Pension Plan of Philip Morris in Switzerland (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).*

10.20	—	Form of Restated Employee Grantor Trust Enrollment Agreement (Executive Trust Arrangement) (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form 10 filed February 7, 2008).*

10.21	—	Form of Restated Employee Grantor Trust Enrollment Agreement (Secular Trust Arrangement) (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form 10 filed February 7, 2008).*

10.22	—	Philip Morris International Inc. 2008 Stock Compensation Plan for Non-Employee Directors (amended and restated as of May 11, 2011) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 12, 2011).*

10.23	—	Philip Morris International Inc. 2008 Deferred Fee Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form 10 filed February 7, 2008).*

10.24	—	Amendment to Employment Agreement with André Calantzopoulos (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2010). The employment agreement was previously filed as Exhibit 10.22 to the Registration Statement on Form 10 filed February 7, 2008 and incorporated by reference to this Exhibit 10.24.*

10.25	—	Amendment to Employment Agreement with Hermann Waldemer (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2010). The employment agreement was previously filed as Exhibit 10.24 to the Registration Statement on Form 10 filed February 7, 2008 and incorporated by reference to this Exhibit 10.25.*

10.26	—	Employment Agreement with David Bernick (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).*

10.27	—	Employment Agreement with Matteo Pellegrini (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).*

10.28	—	Agreement with Louis C. Camilleri (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form 10 filed February 7, 2008).*

10.29	—	Amended and Restated Supplemental Management Employees’ Retirement Plan (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2008).*

10.30	—	Support Agreement, dated as of July 31, 2008, between Rothmans Inc., Philip Morris International Inc. and Latin America and Canada Holdings Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 31, 2008).

10.31	—	Amendment and Waiver Agreement dated as of February 6, 2009 to the Credit Agreement dated December 4, 2007 by and among Philip Morris International Inc., the Lenders party thereto and JP Morgan Europe Limited, as Facility Agent and Swingline Agent (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the year ended December 31, 2008).

10.32	—	Supplemental Equalization Plan (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K to the year ended December 31, 2009).*

10.33	—	Form of Supplemental Equalization Plan Employee Grantor Trust Enrollment Agreement (Secular Trust) (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K for the year ended December 31, 2008).*

10.34	—	Form of Supplemental Equalization Plan Employee Grantor Trust Enrollment Agreement (Executive Trust) (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2008).*

10.35	—	Philip Morris International Inc. Form of Indemnification Agreement with Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 18, 2009).*

10.36	—	Form of Restricted Stock Agreement (2010 Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 17, 2010).*

10.37	—	Form of Deferred Stock Agreement (2010 Grants) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 17, 2010).*

10.38	—	Philip Morris International Performance Incentive Plan, as amended and restated effective February 11, 2010 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 17, 2010).*

10.39	—	Form of Restricted Stock Agreement (2011 Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 11, 2011).*

10.40	—	Form of Deferred Stock Agreement (2011 Grants) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 11, 2011).*

10.41	—	Time Sharing Agreement between PMI Global Services Inc. and Louis C. Camilleri dated August 18, 2010 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 19, 2010).*

10.42	—	Form of Deferred Stock Agreement (2012 Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 13, 2012).*

10.43	—	Separation Agreement and Release between Philip Morris International Management SA and David Bernick (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 13, 2012).*

12	—	Statement regarding computation of ratios of earnings to fixed charges.

13	—	Pages 17 to 83 of the 2011 Annual Report, but only to the extent set forth in Items 1, 5-8, 9A, and 15 hereof. With the exception of the aforementioned information incorporated by reference in this Annual Report on Form 10-K, the 2011 Annual Report is not to be deemed “filed” as part of this Report.

21	—	Subsidiaries of Philip Morris International Inc.

23	—	Consent of independent registered public accounting firm.

24	—	Powers of attorney.

31.1	—	Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Registrant’s Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Registrant’s Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

*	Denotes management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHILIP MORRIS INTERNATIONAL INC.

By:	/s/ LOUIS C. CAMILLERI
(Louis C. Camilleri Chairman and Chief Executive Officer)

Date: February 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ LOUIS C. CAMILLERI (Louis C. Camilleri)	Director, Chairman and Chief Executive Officer	February 24, 2012

/s/ HERMANN WALDEMER (Hermann Waldemer)	Chief Financial Officer	February 24, 2012

/s/ JOACHIM PSOTTA (Joachim Psotta)	Vice President and Controller	February 24, 2012

*HAROLD BROWN, MATHIS CABIALLAVETTA, J. DUDLEY FISHBURN, JENNIFER LI, GRAHAM MACKAY, SERGIO MARCHIONNE, KALPANA MORPARIA, LUCIO A. NOTO, ROBERT B. POLET, CARLOS SLIM HELÚ, STEPHEN M. WOLF	Directors

*By:	/s/ LOUIS C. CAMILLERI	February 24, 2012
(Louis C. Camilleri Attorney-in-fact)