Form 10-Q
period 2012-03-31
Philip Morris International Inc.
filed 2012-05-04
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At April 30, 2012, there were 1,705,563,303 shares outstanding of the registrant’s common stock, no par value per share.

PHILIP MORRIS INTERNATIONAL INC.

In this report, “PMI,” “we,” “us” and “our” refers to Philip Morris International Inc. and subsidiaries.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$3,576	$2,550
Receivables (less allowances of $49 in 2012 and $45 in 2011)	3,472	3,201
Inventories:
Leaf tobacco	3,467	3,463
Other raw materials	1,102	1,185
Finished product	2,742	3,472
	7,311	8,120
Deferred income taxes	365	397
Other current assets	614	591
Total current assets	15,338	14,859
Property, plant and equipment, at cost	13,467	12,913
Less: accumulated depreciation	7,022	6,663
	6,445	6,250
Goodwill	10,087	9,928
Other intangible assets, net	3,753	3,697
Other assets	776	754
TOTAL ASSETS	$36,399	$35,488

See notes to condensed consolidated financial statements.
Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share data)
(Unaudited)

	March 31, 2012	December 31, 2011
LIABILITIES
Short-term borrowings	$4,085	$1,511
Current portion of long-term debt	1,410	2,206
Accounts payable	1,044	1,031
Accrued liabilities:
Marketing and selling	428	519
Taxes, except income taxes	4,339	5,346
Employment costs	776	894
Dividends payable	1,329	1,341
Other	816	873
Income taxes	915	897
Deferred income taxes	141	176
Total current liabilities	15,283	14,794
Long-term debt	15,346	14,828
Deferred income taxes	2,007	1,976
Employment costs	1,678	1,665
Other liabilities	470	462
Total liabilities	34,784	33,725
Contingencies (Note 10)
Redeemable noncontrolling interest (Note 7)	1,237	1,212
STOCKHOLDERS’ EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2012 and 2011)	—	—
Additional paid-in capital	1,175	1,235
Earnings reinvested in the business	22,592	21,757
Accumulated other comprehensive losses	(2,367)	(2,863)
	21,400	20,129
Less: cost of repurchased stock (398,995,968 and 383,407,665 shares in 2012 and 2011, respectively)	21,288	19,900
Total PMI stockholders’ equity	112	229
Noncontrolling interests	266	322
Total stockholders’ equity	378	551
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,399	$35,488

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Net revenues	$18,022	$16,530
Cost of sales	2,442	2,295
Excise taxes on products	10,574	9,739
Gross profit	5,006	4,496
Marketing, administration and research costs	1,571	1,449
Asset impairment and exit costs	8	16
Amortization of intangibles	24	24
Operating income	3,403	3,007
Interest expense, net	213	213
Earnings before income taxes	3,190	2,794
Provision for income taxes	958	807
Net earnings	2,232	1,987
Net earnings attributable to noncontrolling interests	71	68
Net earnings attributable to PMI	$2,161	$1,919
Per share data (Note 8):
Basic earnings per share	$1.25	$1.06
Diluted earnings per share	$1.25	$1.06
Dividends declared	$0.77	$0.64

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Net earnings	$2,232	$1,987
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments, net of income taxes of $22 in 2012 and $113 in 2011	461	963
Change in net loss and prior service cost:
Net losses and prior service costs, net of income taxes in 2012 and 2011	—	—
Less amortization of net losses, prior service costs and net transition costs, net of income taxes of ($12) in 2012 and ($7) in 2011	38	22
Change in fair value of derivatives accounted for as hedges:
(Gains)/losses transferred to earnings, net of income taxes of $1 in 2012 and ($1) in 2011	(10)	7
Gains recognized, net of income taxes of ($5) in 2012 and ($2) in 2011	46	22
Total other comprehensive earnings	535	1,014
Total comprehensive earnings	2,767	3,001
Less comprehensive earnings attributable to:
Noncontrolling interests	61	61
Redeemable noncontrolling interest	49	27
Comprehensive earnings attributable to PMI	$2,657	$2,913

See notes to condensed consolidated financial statements

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
for the Three Months Ended March 31, 2012 and 2011
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests		Total
Balances, January 1, 2011	$—	$1,225	$18,133	$(1,140)	$(14,712)	$427		$3,933
Net earnings			1,919			44	(a)	1,963	(a)
Other comprehensive earnings, net of income taxes				994		17	(a)	1,011	(a)
Exercise of stock options and issuance of other stock awards		(90)			169			79
Dividends declared ($0.64 per share)			(1,149)					(1,149)
Payments to noncontrolling interests						(169)		(169)
Purchase of subsidiary shares from noncontrolling interests		(1)				(1)		(2)
Common stock repurchased					(1,356)			(1,356)
Balances, March 31, 2011	$—	$1,134	$18,903	$(146)	$(15,899)	$318		$4,310
Balances, January 1, 2012	$—	$1,235	$21,757	$(2,863)	$(19,900)	$322		$551
Net earnings			2,161			29	(a)	2,190	(a)
Other comprehensive earnings, net of income taxes				496		32	(a)	528	(a)
Exercise of stock options and issuance of other stock awards		(60)			112			52
Dividends declared ($0.77 per share)			(1,326)					(1,326)
Payments to noncontrolling interests						(117)		(117)
Common stock repurchased					(1,500)			(1,500)
Balances, March 31, 2012	$—	$1,175	$22,592	$(2,367)	$(21,288)	$266		$378
(a) For the three months ended March 31, 2011, net earnings attributable to noncontrolling interests exclude $24 million of earnings related to the redeemable noncontrolling interest, which is reported outside of the equity section in the condensed consolidated balance sheet. Other comprehensive earnings, net of income taxes, also exclude $3 million of net currency translation adjustment gains related to the redeemable noncontrolling interest at March 31, 2011. For the three months ended March 31, 2012, net earnings attributable to noncontrolling interests exclude $42 million of earnings related to the redeemable noncontrolling interest, which is reported outside of the equity section in the condensed consolidated balance sheet. Other comprehensive earnings, net of income taxes, also exclude $7 million of net currency translation adjustment gains related to the redeemable noncontrolling interest at March 31, 2012.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$2,232	$1,987

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	227	239
Deferred income tax provision	51	19
Asset impairment and exit costs, net of cash paid	(5)	11
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	(151)	138
Inventories	1,036	478
Accounts payable	23	116
Income taxes	(53)	(137)
Accrued liabilities and other current assets	(1,543)	(491)
Pension plan contributions	(32)	(26)
Other	113	61
Net cash provided by operating activities	1,898	2,395

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(227)	(159)
Purchases of businesses, net of acquired cash	—	(20)
Other	3	4
Net cash used in investing activities	(224)	(175)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Short-term borrowing activity by original maturity:
Net issuances (repayments) - maturities of 90 days or less	$2,833	$(32)
Issuances - maturities longer than 90 days	473	—
Repayments - maturities longer than 90 days	(742)	—
Long-term debt proceeds	1,220	—
Long-term debt repaid	(1,667)	(23)
Repurchases of common stock	(1,427)	(1,308)
Issuance of common stock	—	55
Dividends paid	(1,338)	(1,159)
Other	(135)	(192)
Net cash used in financing activities	(783)	(2,659)
Effect of exchange rate changes on cash and cash equivalents	135	58

Cash and cash equivalents:
Increase (decrease)	1,026	(381)
Balance at beginning of period	2,550	1,703
Balance at end of period	$3,576	$1,322

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
In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income, which became effective for PMI in the first quarter of 2012. Under the new guidance, PMI evaluated the presentation options and elected to present comprehensive earnings in a separate statement. As a result of this new standard, certain amounts reported in the prior year statements have been reclassified to conform to the current year presentation.
These statements should be read in conjunction with the audited consolidated financial statements and related notes, which appear in PMI’s Annual Report to Shareholders and which are incorporated by reference into PMI’s Annual Report on Form 10-K for the year ended December 31, 2011.

Note 2. Asset Impairment and Exit Costs:
Pre-tax asset impairment and exit costs consisted of the following:

(in millions)	For the Three Months Ended March 31,
	2012	2011
Separation programs:
European Union	$—	$11
Eastern Europe, Middle East & Africa	—	2
Asia	—	2
Latin America & Canada	8	1
Total separation programs	8	16
Asset impairment and exit costs	$8	$16

Exit Costs
Separation Programs
PMI recorded pre-tax separation program charges of $8 million and $16 million for the three months ended March 31, 2012 and 2011, respectively. The 2012 pre-tax separation program charges related to severance costs for a factory restructuring. The 2011 pre-tax separation program charges primarily related to severance costs for factory and R&D restructurings in the European Union.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Movement in Exit Cost Liabilities
The movement in the exit cost liabilities for the three months ended March 31, 2012 was as follows:

(in millions)
Liability balance, January 1, 2012	$28
Charges	8
Cash spent	(13)
Currency/other	(1)
Liability balance, March 31, 2012	$22
Cash payments related to exit costs at PMI were $13 million and $5 million for the three months ended March 31, 2012 and 2011, respectively. Future cash payments for exit costs incurred to date are expected to be approximately $22 million, and will be substantially paid by the end of 2012.

Note 3. Stock Plans:
Under the Philip Morris International Inc. 2008 Performance Incentive Plan (the “Plan”), PMI may grant to certain eligible employees stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock and deferred stock units and other stock-based awards based on PMI’s common stock, as well as performance-based incentive awards. Up to 70 million shares of PMI’s common stock may be issued under the Plan. At March 31, 2012, shares available for grant under the Plan were 26,074,253.
PMI also adopted the Philip Morris International Inc. 2008 Stock Compensation Plan for Non-Employee Directors (the “Non-Employee Directors Plan”). A non-employee director is defined as each member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the Non-Employee Directors Plan. As of March 31, 2012, shares available for grant under the plan were 819,195.
During the three months ended March 31, 2012, PMI granted 3.2 million shares of restricted and deferred stock awards to eligible employees at a weighted-average grant date fair value of $79.42 per share. During the three months ended March 31, 2011, PMI granted 3.8 million shares of restricted and deferred stock awards to eligible employees at a weighted average grant date fair value of $59.39 per share. PMI recorded compensation expense for restricted stock and deferred stock awards of $77 million and $38 million during the three months ended March 31, 2012 and 2011, respectively. Compensation expense for the three months ended March 31, 2012, includes approximately $27 million of accelerated expense primarily associated with employees approaching or reaching certain age milestones that accelerate the vesting. As of March 31, 2012, PMI had $392 million of total unrecognized compensation cost related to non-vested restricted and deferred stock awards. The cost is recognized over the original restriction period of the awards, which is typically three or more years after the date of the award, subject to earlier vesting on death or disability or normal retirement, or separation from employment by mutual agreement after reaching age 58.

During the three months ended March 31, 2012, 3.6 million shares of PMI restricted stock and deferred stock awards vested. The grant date fair value of all the vested shares was approximately $141 million. The total fair value of restricted stock and deferred stock awards that vested during the three months ended March 31, 2012 was approximately $287 million.

Note 4. Benefit Plans:
Pension coverage for employees of PMI’s subsidiaries is provided, to the extent deemed appropriate, through separate plans, many of which are governed by local statutory requirements. In addition, PMI provides health care and other benefits to substantially all U.S. retired employees and certain non-U.S. retired employees. In general, health care benefits for non-U.S. retired employees are covered through local government plans.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Pension Plans
Components of Net Periodic Benefit Cost
Net periodic pension cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
(in millions)	2012	2011	2012	2011
Service cost	$2	$2	$49	$41
Interest cost	4	4	49	49
Expected return on plan assets	(4)	(4)	(84)	(76)
Amortization:
Net loss	3	2	31	14
Prior service cost	—	—	3	2
Other	—	1	—	—
Net periodic pension cost	$5	$5	$48	$30

Employer Contributions
PMI makes, and plans to make, contributions, to the extent that they are tax deductible and to meet specific funding requirements of its funded U.S. and non-U.S. plans. Employer contributions of $32 million were made to the pension plans during the three months ended March 31, 2012. Currently, PMI anticipates making additional contributions during the remainder of 2012 of approximately $131 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Note 5. Goodwill and Other Intangible Assets, net:
Goodwill and other intangible assets, net, by segment were as follows:

	Goodwill		Other Intangible Assets, net
(in millions)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
European Union	$1,457	$1,392	$667	$663
Eastern Europe, Middle East & Africa	665	666	252	250
Asia	4,937	4,966	1,616	1,633
Latin America & Canada	3,028	2,904	1,218	1,151
Total	$10,087	$9,928	$3,753	$3,697

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Goodwill is due primarily to PMI’s acquisitions in Canada, Indonesia, Mexico, Greece, Serbia, Colombia and Pakistan, as well as the business combination in the Philippines in February 2010. The movements in goodwill from December 31, 2011, are as follows:

(in millions)	European Union	Eastern Europe, Middle East & Africa	Asia	Latin America & Canada	Total
Balance at December 31, 2011	$1,392	$666	$4,966	$2,904	$9,928
Changes due to:
Acquisitions	—	—	—	—	—
Currency	65	(1)	(29)	124	159
Balance at March 31, 2012	$1,457	$665	$4,937	$3,028	$10,087
Additional details of other intangible assets were as follows:

	March 31, 2012		December 31, 2011
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$2,115		$2,067
Amortizable intangible assets	2,041	$403	2,001	$371
Total other intangible assets	$4,156	$403	$4,068	$371

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia in 2005 and Mexico in 2007. Amortizable intangible assets primarily consist of certain trademarks, distribution networks and non-compete agreements associated with business combinations. The range of useful lives as well as the weighted-average remaining useful life of amortizable intangible assets at March 31, 2012 is as follows:

Description	Initial Estimated Useful Lives	Weighted-Average Remaining Useful Life
Trademarks	2 - 40 years	26	years
Distribution networks	20 - 30 years	16	years
Non-compete agreements	3 - 10 years	3	years
Other (including farmer contracts)	12.5 - 17 years	13	years

Pre-tax amortization expense for intangible assets during the three months ended March 31, 2012 and 2011, was $24 million. Amortization expense for each of the next five years is estimated to be $98 million or less, assuming no additional transactions occur that require the amortization of intangible assets.
The increase in other intangible assets from December 31, 2011, was due to currency movements.
During the first quarter of 2012, PMI completed its annual review of goodwill and non-amortizable intangible assets for potential impairment, and no impairment charges were required as a result of this review.

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
PMI uses deliverable and non-deliverable forward foreign exchange contracts, foreign currency swaps and foreign currency options, collectively referred to as foreign exchange contracts, to mitigate its exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions. The primary currencies to which PMI is exposed include the Euro, Indonesian rupiah, Japanese yen, Mexican peso, Russian ruble, Swiss franc and Turkish lira. At March 31, 2012, PMI had contracts with aggregate notional amounts of $12.0 billion. Of the $12.0 billion aggregate notional amount at March 31, 2012, $2.5 billion related to cash flow hedges and $9.5 billion related to other derivatives that primarily offset currency exposures on intercompany financing.
The fair value of PMI’s foreign exchange contracts included in the condensed consolidated balance sheet as of March 31, 2012 and December 31, 2011, were as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in millions)	Balance Sheet Classification	At March 31, 2012	At December 31, 2011	Balance Sheet Classification	At March 31, 2012	At December 31, 2011
Foreign exchange contracts designated as hedging instruments	Other current assets	$91	$57	Other accrued liabilities	$—	$4
Foreign exchange contracts not designated as hedging instruments	Other current assets	25	88	Other accrued liabilities	36	62
				Non-current liabilities	2	—
Total derivatives		$116	$145		$38	$66

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Hedging activities, which represent movement in derivatives as well as the respective underlying transactions, had the following effect on PMI’s condensed consolidated statements of earnings and other comprehensive earnings for the three months ended March 31, 2012 and 2011:

(in millions)	For the Three Months Ended March 31, 2012
Gain (Loss)	Cash Flow Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$11		$—		$11
Cost of sales	15		—		15
Marketing, administration and research costs	—		—		—
Operating income	26		—		26
Interest expense, net	(15)		1		(14)
Earnings before income taxes	11		1		12
Provision for income taxes	(1)		—		(1)
Net earnings attributable to PMI	$10		$1		$11
Other Comprehensive Earnings:
Gains transferred to earnings	$(11)			$1	$(10)
Recognized gains	51			(5)	46
Net impact on equity	$40			$(4)	$36
Cumulative translation adjustment		$—			$—

(in millions)	For the Three Months Ended March 31, 2011
Gain (Loss)	Cash Flow Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$—		$—		$—
Cost of sales	—		—		—
Marketing, administration and research costs	—		—		—
Operating income	—		—		—
Interest expense, net	(8)		3		(5)
Earnings before income taxes	(8)		3		(5)
Provision for income taxes	1		(1)		—
Net earnings attributable to PMI	$(7)		$2		$(5)
Other Comprehensive Earnings:
Losses transferred to earnings	$8			$(1)	$7
Recognized gains	24			(2)	22
Net impact on equity	$32			$(3)	$29
Cumulative translation adjustment		$2			$2

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Each type of hedging activity is described in greater detail below.
Cash Flow Hedges
PMI has entered into foreign exchange contracts to hedge foreign currency exchange risk related to certain forecasted transactions. The effective portion of gains and losses associated with qualifying cash flow hedge contracts is deferred as a component of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. During the three months ended March 31, 2012 and 2011, ineffectiveness related to cash flow hedges was not material. As of March 31, 2012, PMI has hedged forecasted transactions for periods not exceeding the next nine months. The impact of these hedges is included in operating cash flows on PMI’s condensed consolidated statements of cash flows.

For the three months ended March 31, 2012 and 2011, foreign exchange contracts that were designated as cash flow hedging instruments impacted the condensed consolidated statements of earnings and other comprehensive earnings as follows:

(pre-tax, in millions)	For the Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings on Derivatives
		2012	2011	2012	2011
Foreign exchange contracts				$51	$24
	Net revenues	$11	$—
	Cost of sales	15	—
	Marketing, administration and research costs	—	—
	Interest expense, net	(15)	(8)
Total		$11	$(8)	$51	$24

Hedges of Net Investments in Foreign Operations
PMI designates certain foreign currency denominated debt and forward exchange contracts as net investment hedges of its foreign operations. For the three months ended March 31, 2012 and 2011, these hedges of net investments resulted in gains (losses), net of income taxes, of $(42) million and $(207) million, respectively. These gains (losses) were reported as a component of accumulated other comprehensive losses within currency translation adjustments. For the three months ended March 31, 2012 and 2011, ineffectiveness related to net investment hedges was not material. Settlement of net investment hedges is included in other investing cash flows on PMI’s condensed consolidated statements of cash flows.

For the three months ended March 31, 2012 and 2011, foreign exchange contracts that were designated as net investment hedging instruments impacted the condensed consolidated statements of earnings and other comprehensive earnings as follows:

(pre-tax, in millions)	For the Three Months Ended March 31,
Derivatives in Net Investment Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings on Derivatives
		2012	2011	2012	2011
Foreign exchange contracts				$—	$2
	Interest expense, net	$—	$—

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other Derivatives
PMI has entered into foreign exchange contracts to hedge the foreign currency exchange risks related to intercompany loans between certain subsidiaries, and third-party loans. While effective as economic hedges, no hedge accounting is applied for these contracts; therefore, the unrealized gains (losses) relating to these contracts are reported in PMI’s condensed consolidated statements of earnings. For the three months ended March 31, 2012 and 2011, the gains from contracts for which PMI did not apply hedge accounting were $62 million and $295 million, respectively. The gains (losses) from these contracts substantially offset the losses and gains generated by the underlying intercompany and third-party loans being hedged.

As a result, for the three months ended March 31, 2012 and 2011, these items affected the condensed consolidated statements of earnings as follows:

(pre-tax, in millions)
Derivatives not Designated as Hedging Instruments	Statement of Earnings Classification of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Earnings
		2012	2011
Foreign exchange contracts
	Interest expense, net	$1	$3
Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses
Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

(in millions)	For the Three Months Ended March 31,
	2012	2011
Gain as of January 1	$15	$2
Derivative (gains) losses transferred to earnings	(10)	7
Change in fair value	46	22
Gain as of March 31	$51	$31
At March 31, 2012, PMI expects $47 million of derivative gains that are included in accumulated other comprehensive losses to be reclassified to the condensed consolidated statement of earnings within the next twelve months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.
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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7. Redeemable Noncontrolling Interest:
Philippines Business Combination:
On February 25, 2010, PMI's affiliate, Philip Morris Philippines Manufacturing Inc. (“PMPMI”), and Fortune Tobacco Corporation (“FTC”) combined their respective business activities by transferring selected assets and liabilities of PMPMI and FTC to a new company called PMFTC Inc. (“PMFTC”). PMPMI and FTC hold equal economic interests in PMFTC, while PMI manages the day-to-day operations of PMFTC and has a majority of its Board of Directors. Consequently, PMI accounts for the contributed assets and liabilities of FTC as a business combination.
The fair value of the assets and liabilities contributed by FTC in this non-cash transaction has been determined to be $1.17 billion. FTC holds the right to sell its interest in PMFTC to PMI, except in certain circumstances, during the period from February 25, 2015 through February 24, 2018, at an agreed-upon value of $1.17 billion, which was recorded on PMI’s condensed consolidated balance sheet as a redeemable noncontrolling interest at the date of the business combination.

With the consolidation of PMFTC, FTC’s share of PMFTC’s comprehensive income or loss is attributable to the redeemable noncontrolling interest, impacting the carrying value. To the extent that the attribution of these amounts would cause the carrying value to fall below the redemption amount of $1.17 billion, the carrying amount would be adjusted back up to the redemption value through stockholders’ equity. The movement in redeemable noncontrolling interest for the three months ended March 31, 2012 was as follows:

(in millions)
Redeemable noncontrolling interest at December 31, 2011	$1,212
Share of net earnings	42
Dividend payments	(24)
Currency translation	7
Redeemable noncontrolling interest at March 31, 2012	$1,237
The redeemable noncontrolling interest balance at March 31, 2011 was $1,202 million. The increase in redeemable noncontrolling interest from December 31, 2010 through March 31, 2011 of $14 million was due to $24 million of net earnings and currency translation gains of $3 million, partially offset by dividend payments of $13 million.
In future periods, if the fair value of 50% of PMFTC were to drop below the redemption value of $1.17 billion, the difference would be treated as a special dividend to FTC and would reduce PMI’s earnings per share. Reductions in earnings per share may be partially or fully reversed in subsequent periods if the fair value of the redeemable noncontrolling interest increases relative to the redemption value. Such increases in earnings per share would be limited to cumulative prior reductions. At March 31, 2012, PMI determined that 50% of the fair value of PMFTC exceeded the redemption value of $1.17 billion.

Note 8. Earnings Per Share:
Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Three Months Ended March 31,
	2012	2011
Net earnings attributable to PMI	$2,161	$1,919
Less distributed and undistributed earnings attributable to share-based payment awards	12	10
Net earnings for basic and diluted EPS	$2,149	$1,909
Weighted-average shares for basic EPS	1,719	1,793
Plus incremental shares from assumed conversions:
Stock options	—	1
Weighted-average shares for diluted EPS	1,719	1,794

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and therefore are included in PMI’s earnings per share calculation pursuant to the two-class method.
For the 2012 and 2011 computations, there were no antidilutive stock options.

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

Segment data were as follows:

(in millions)	For the Three Months Ended March 31,
	2012	2011
Net revenues:
European Union	$6,470	$6,415
Eastern Europe, Middle East & Africa	4,069	3,671
Asia	5,177	4,288
Latin America & Canada	2,306	2,156
Net revenues	$18,022	$16,530
Earnings before income taxes:
Operating companies income:
European Union	$1,030	$1,006
Eastern Europe, Middle East & Africa	810	722
Asia	1,407	1,093
Latin America & Canada	237	251
Amortization of intangibles	(24)	(24)
General corporate expenses	(57)	(41)
Operating income	3,403	3,007
Interest expense, net	(213)	(213)
Earnings before income taxes	$3,190	$2,794
Items affecting the comparability of results from operations are asset impairment and exit costs. See Note 2. Asset Impairment and Exit Costs for a breakdown of these costs by segment.

Note 10. Contingencies:
Litigation - General
Legal proceedings covering a wide range of matters are pending or threatened against us, and/or our subsidiaries, and/or our indemnitees in various jurisdictions. Our indemnitees include distributors, licensees, and others that have been named as parties in certain cases and that we have agreed to defend, as well as pay costs and some or all of judgments, if any, that may be entered against them. Pursuant to the terms of the Distribution Agreement between Altria Group, Inc. ("Altria") and PMI, PMI will indemnify Altria and PM USA for tobacco product claims based in substantial part on products manufactured by PMI or contract

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

manufactured for PMI by PM USA, and PM USA will indemnify PMI for tobacco product claims based in substantial part on products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Various types of claims are raised in these proceedings, including, among others, product liability, consumer protection, antitrust, employment and tax.
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
Tobacco-Related Litigation
To date, we have paid total judgments, including costs, of approximately six thousand Euros in tobacco-related cases. These payments were made in order to appeal three Italian small claims cases, two of which were subsequently reversed on appeal and one of which remains on appeal. To date, no tobacco-related case has been finally resolved in favor of a plaintiff against us, our subsidiaries or indemnitees.
The table below lists the number of tobacco-related cases pending against us and/or our subsidiaries or indemnitees as of May 1, 2012, 2011 and 2010:

Type of Case	Number of Cases Pending as of May 1, 2012	Number of Cases Pending as of May 1, 2011	Number of Cases Pending as of May 1, 2010
Individual Smoking and Health Cases	76	93	119
Smoking and Health Class Actions	10	11	9
Health Care Cost Recovery Actions	10	11	10
Lights Class Actions	2	2	3
Individual Lights Cases (small claims court)	9	10	12
Public Civil Actions	3	5	10
Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 380 Smoking and Health, Lights, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Ten cases have had decisions in favor of plaintiffs. Six of these cases have subsequently reached final resolution in our favor and four remain on appeal.

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
The Civil Court of São Vicente found for plaintiff and ordered Philip Morris Brasil to pay damages of R$31,333 (approximately $17,800), plus future costs for cessation and medical treatment of smoking related diseases.
In June 2011, Philip Morris Brasil filed an appeal. In December 2011, the Appellate Court reversed the trial court decision. In February 2012, plaintiff appealed the decision.

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
September 2009	Brazil/Bernhardt	Individual Smoking and Health	The Civil Court of Rio de Janeiro found for plaintiff and ordered Philip Morris Brasil to pay R$13,000 (approximately $7,400) in “moral damages.”
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
In March 2011, the Court of Appeals affirmed the trial court’s decision and denied Philip Morris Brasil’s appeal. The Court of Appeals increased the amount of damages awarded to the plaintiff to R$100,000 (approximately $56,700). Philip Morris Brasil filed an appeal in June 2011.

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

In April 2004, the court clarified its ruling, awarding “moral damages” of R$1,000 (approximately $570) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class was not estimated. Defendants appealed to the São Paulo Court of Appeals, which annulled the ruling in November 2008, finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In May 2011, the trial court dismissed the claim. Plaintiff has appealed.
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
As of May 1, 2012, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•
76 cases brought by individual plaintiffs in Argentina (31), Brazil (31), Canada (2), Chile (2), Greece (1), Italy (5), the Philippines (1), Scotland (1), Thailand (1) and Turkey (1), compared with 93 such cases on May 1, 2011, and 119 cases on May 1, 2010; and

•	10 cases brought on behalf of classes of individual plaintiffs in Brazil (2) and Canada (8), compared with 11 such cases on May 1, 2011, and 9 such cases on May 1, 2010.
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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In the second class action pending in Brazil, Public Prosecutor of São Paulo v. Philip Morris Brasil Industria e Comercio Ltda., Civil Court of the City of São Paulo, Brazil, filed August 6, 2007, our subsidiary is a defendant. The plaintiff, the Public Prosecutor of the State of São Paulo, is seeking (i) unspecified damages on behalf of all smokers nationwide, former smokers, and their relatives; (ii) unspecified damages on behalf of people exposed to environmental tobacco smoke (“ETS”) nationwide, and their relatives; and (iii) reimbursement of the health care costs allegedly incurred for the treatment of tobacco-related diseases by all Brazilian States and Municipalities, and the Federal District. In an interim ruling issued in December 2007, the trial court limited the scope of this claim to the State of São Paulo only. In December 2008, the Seventh Civil Court of São Paulo issued a decision declaring that it lacked jurisdiction because the case involved issues similar to the ADESF case discussed above and should be transferred to the Nineteenth Lower Civil Court in São Paulo where the ADESF case is pending. The court further stated that these cases should be consolidated for the purposes of judgment. Our subsidiary appealed this decision to the State of São Paulo Court of Appeals, which subsequently declared the case stayed pending the outcome of the appeal. In April 2010, the São Paulo Court of Appeals reversed the Seventh Civil Court’s decision that consolidated the cases, finding that they are based on different legal claims and are progressing at different stages of proceedings. This case was returned to the Seventh Civil Court of São Paulo, and our subsidiary filed its closing arguments in December 2010. In March 2012, the trial court dismissed the case on the merits. Plaintiff may appeal this decision.
In the first class action pending in Canada, Cecilia Letourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, our subsidiary and other Canadian manufacturers are defendants. The plaintiff, an individual smoker, is seeking compensatory and unspecified punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005. On February 14, 2012, the court ruled that the federal government will remain as a third-party in the case. Trial began on March 12, 2012 and is expected to continue for a year or more.
In the second class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, our subsidiary and other Canadian manufacturers are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, are seeking compensatory and unspecified punitive damages for each member of the class who allegedly suffers from certain smoking-related diseases. The class was certified in 2005. On February 14, 2012, the court ruled that the federal government will remain as a third-party in the case. Trial began on March 12, 2012 and is expected to continue for a year or more.
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
As of May 1, 2012, there were 10 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Canada (4), Nigeria (5) and Spain (1), compared with 11 such cases on May 1, 2011 and 10 such cases on May 1, 2010.
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
In a series of proceedings in Spain, Junta de Andalucia, et al. v. Philip Morris Spain, et al., Court of First Instance, Madrid, Spain, the first of which was filed February 21, 2002, our subsidiary and other members of the industry were defendants. The plaintiffs sought reimbursement for the cost of treating certain of their citizens for various alleged smoking-related illnesses. In May 2004,

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

the first instance court dismissed the initial case, finding that the State was a necessary party to the claim, and thus, the claim must be filed in the Administrative Court. The plaintiffs appealed. In February 2006, the appellate court affirmed the lower court’s dismissal. The plaintiffs then filed notice that they intended to pursue their claim in the Administrative Court against the State. Because they were defendants in the original proceeding, our subsidiary and other members of the industry filed notices with the Administrative Court that they are interested parties in the case. In September 2007, the plaintiffs filed their complaint in the Administrative Court. In November 2007, the Administrative Court dismissed the claim based on a procedural issue. The plaintiffs asked the Administrative Court to reconsider its decision dismissing the case, and that request was rejected in a ruling rendered in February 2008. Plaintiffs appealed to the Supreme Court. The Supreme Court rejected plaintiffs’ appeal in November 2009, resulting in the final dismissal of the claim. However, plaintiffs have filed a second claim in the Administrative Court against the Ministry of Economy. This second claim seeks the same relief as the original claim, but relies on a different procedural posture. The Administrative Court has recognized our subsidiary as a party in this proceeding. Our subsidiary and other defendants filed preliminary objections that resulted in a stay of the term to file the answer. In May 2011, the court rejected the defendants’ preliminary objections, but it has not yet set a deadline for defendants to file their answers.
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
As of May 1, 2012, there were a number of lights cases pending against our subsidiaries or indemnitees, as follows:

•	2 cases brought on behalf of overlapping classes of individual plaintiffs in Israel, compared with 2 such cases on May 1, 2011 and 3 such cases on May 1, 2010; and

•
9 cases brought by individuals in the equivalent of small claims courts in Italy, where the maximum damages are approximately one thousand Euros per case, compared with 10 such cases on May 1, 2011, and 12 such cases on May 1, 2010.

In the first class action pending in Israel, El-Roy, et al. v. Philip Morris Incorporated, et al., District Court of Tel-Aviv/Jaffa, Israel, filed January 18, 2004, our subsidiary and our indemnitees (PM USA and our former importer) are defendants. The plaintiffs filed a purported class action claiming that the class members were misled by the descriptor “lights” into believing that lights cigarettes are safer than full flavor cigarettes. The claim seeks recovery of the purchase price of lights cigarettes and compensation for distress for each class member. Hearings took place in November and December 2008 regarding whether the case meets the legal requirements necessary to allow it to proceed as a class action. The parties’ briefing on class certification was completed in March 2011. A hearing for final oral argument on class certification took place in November 2011. We are awaiting the court's decision.
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
As of May 1, 2012, there were 3 public civil actions pending against our subsidiaries in Argentina (1), Brazil (1), and Venezuela (1), compared with 5 such cases on May 1, 2011, and 10 such cases on May 1, 2010.
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
Other Litigation
Other litigation includes an antitrust suit, a breach of contract action, various tax and individual employment cases and tort claims.
Antitrust: In the antitrust class action in Kansas, Smith v. Philip Morris Companies Inc., et al., District Court of Seward County, Kansas, filed February 7, 2000, we and other members of the industry are defendants. The plaintiff asserts that the defendant cigarette companies engaged in an international conspiracy to fix wholesale prices of cigarettes and sought certification of a class comprised of all persons in Kansas who were indirect purchasers of cigarettes from the defendants. The plaintiff claims unspecified economic damages resulting from the alleged price-fixing, trebling of those damages under the Kansas price-fixing statute and counsel fees. The trial court granted plaintiff’s motion for class certification in 2001. On March 23, 2012, the trial court granted defendants' motions for summary judgment in their entirety and, accordingly, entered judgment for the defendants on all claims. On April 23, 2012, plaintiffs filed their objections to the trial court's finding of facts and conclusions of law. Plaintiffs' time to appeal is extended until after the trial court rules on these objections.
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
Tax: In Brazil, there are 113 tax cases involving Philip Morris Brasil S.A. and Philip Morris Brasil Ltda. relating to the payment of state tax on the sale and transfer of goods and services, federal social contributions, excise, social security and income tax, and other matters. Fifty-seven of these cases are under administrative review by the relevant fiscal authorities and 56 are under judicial review by the courts.
Employment: Our subsidiaries, Philip Morris Brasil S.A. and Philip Morris Brasil Ltda., are defendants in various individual employment cases resulting, among other things, from the termination of employment in connection with the shut-down of one of our factories in Brazil.
Tort: In the first action in Delaware, Antonio Emilio Hupan et al. v. Alliance One International, Inc. et al. Superior Court for the State of Delaware in and for New Castle County, filed February 14, 2012, we, our subsidiaries, other members of the industry, certain companies allegedly involved in the purchase of tobacco leaf in Argentina, and certain companies allegedly involved in the manufacture of herbicides are defendants. Plaintiffs in this action are eight children born between the years of 1996 and 2008 and their families, all residing in Argentina. Plaintiffs claim that the children developed birth defects as a result of the exposure of their parents to herbicides while working on farms in Argentina. Plaintiffs allege that we, our subsidiaries, other members of the industry, and certain companies allegedly involved in the purchase of tobacco leaf in Argentina required the use of certain

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

herbicides in tobacco growing while failing to warn tobacco growers of the risks. Plaintiffs claim unspecified compensatory and punitive damages. One of our subsidiaries was served with the complaint on March 21, 2012 and we were served on March 22, 2012.
In the second action in Delaware, Pabla Chalañuk et al. v. Alliance One International, Inc. et al. Superior Court for the State of Delaware in and for New Castle County, filed April 5, 2012, we, our subsidiaries, other members of the industry, certain companies allegedly involved in the purchase of tobacco leaf in Argentina, and certain companies allegedly involved in the manufacture of herbicides are defendants. Plaintiffs in this action are 41 children born between the years of 1986 and 2009 and their families, all residing in Argentina. Plaintiffs claim that the children developed birth defects as a result of the exposure of their parents to herbicides while working on farms in Argentina. Plaintiffs allege that we, our subsidiaries, other members of the industry, and certain companies allegedly involved in the purchase of tobacco leaf in Argentina required the use of certain herbicides in tobacco growing while failing to warn tobacco growers of the risks. Plaintiffs claim unspecified compensatory and punitive damages. One of our subsidiaries was served with the complaint on May 2, 2012.

Note 11. Income Taxes:
Income tax provisions for jurisdictions outside the United States, as well as state and local income tax provisions, were determined on a separate company basis and the related assets and liabilities were recorded in PMI’s condensed consolidated balance sheets.
PMI’s effective tax rates for the three months ended March 31, 2012 and 2011 were 30.0% and 28.9%, respectively. The effective tax rate for the three months ended March 31, 2011 was favorably impacted by an enacted decrease in corporate income tax rates in Greece ($11 million). The effective tax rates are based on PMI’s full-year geographic earnings mix projections and cash repatriation plans. Changes in earnings mix or in cash repatriation plans could have an impact on the effective tax rates, which PMI monitors each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.
PMI is regularly examined by tax authorities around the world and is currently under examination in a number of jurisdictions. The U.S. federal statute of limitations remains open for the years 2004 onward, with years 2004 to 2006 currently under examination by the IRS. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years. Years still open to examination by foreign tax authorities in major jurisdictions include Germany (2007 onward), Indonesia (2007 onward), Russia (2010 onward) and Switzerland (2010 onward).
It is reasonably possible that within the next twelve months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible change cannot be made at this time.

Note 12. Indebtedness:
Short-term Borrowings:
At March 31, 2012 and December 31, 2011, PMI’s short-term borrowings, consisting of commercial paper and bank loans to certain PMI subsidiaries, had a carrying value of $4,085 million and $1,511 million, respectively. The fair value of PMI’s short-term borrowings, based on current market interest rates, approximates carrying value.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Long-term Debt:
At March 31, 2012 and December 31, 2011, PMI’s long-term debt consisted of the following:

(in millions)	March 31, 2012	December 31, 2011
U.S. dollar notes, 1.625% to 6.875% (average interest rate 4.810%), due through 2042	$12,488	$11,269
Foreign currency obligations:
Euro notes, 5.750% to 5.875% (average interest rate 5.813%), due through 2016	1,978	3,533
Swiss franc notes, 1.0% to 4.0% (average interest rate 2.799%), due through 2021	1,790	1,719
Other (average interest rate 2.930%), due through 2024	500	513
	16,756	17,034
Less current portion of long-term debt	1,410	2,206
	$15,346	$14,828
Other foreign currency debt above includes capital lease obligations primarily associated with PMI's vending machine distribution network in Japan. Other foreign currency debt also includes long-term debt from our business combination in the Philippines and mortgage debt in Switzerland.
In March 2012, PMI issued $700 million of 4.500% U.S. dollar notes due March 2042 and $550 million of 1.625% U.S. dollar notes due March 2017. Interest on these notes is payable semiannually beginning in September 2012. The net proceeds from the sale of these securities ($1,220 million) were used to meet PMI’s working capital requirements, to repurchase PMI’s common stock, to refinance debt and for general corporate purposes.
Credit Facilities:
At March 31, 2012, PMI’s total committed credit facilities were $6.0 billion, and there were no borrowings outstanding under these committed credit facilities.

Note 13. Fair Value Measurements:
The authoritative guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance describes three levels of input that may be used to measure fair value, which are as follows:

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
Debt
The fair value of PMI’s outstanding debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. The aggregate carrying value of PMI’s debt, excluding short-term borrowings and $72 million of capital lease obligations, was $16,684 million at March 31, 2012. The fair value of PMI’s outstanding debt, excluding the aforementioned short-term borrowings and capital lease obligations has been classified within Level 1 and Level 2 in the table shown below.

The aggregate fair value of PMI’s derivative financial instruments and debt as of March 31, 2012, was as follows:

(in millions)	Fair Value at March 31, 2012	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$116	$—	$116	$—
Total assets	$116	$—	$116	$—
Liabilities:
Debt	$18,493	$18,040	$453	$—
Foreign exchange contracts	38	—	38	—
Total liabilities	$18,531	$18,040	$491	$—

Note 14. Accumulated Other Comprehensive Losses:
PMI’s accumulated other comprehensive losses, net of taxes, consisted of the following:

(in millions)	At March 31, 2012	At December 31, 2011	At March 31, 2011
Currency translation adjustments	$129	$(293)	$1,450
Pension and other benefits	(2,547)	(2,585)	(1,628)
Derivatives accounted for as hedges	51	15	31
Equity securities	—	—	1
Total accumulated other comprehensive losses	$(2,367)	$(2,863)	$(146)

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

Executive Summary
The following executive summary provides significant highlights from the "Discussion and Analysis" that follows.

Consolidated Operating Results for the Three Months Ended March 31, 2012 – The changes in our reported diluted earnings per share (“diluted EPS”) for the three months ended March 31, 2012, from the comparable 2011 amounts, were as follows:

	Diluted EPS	% Growth
For the three months ended March 31, 2011	$1.06
2011 Asset impairment and exit costs	0.01
2011 Tax items	(0.01)
Currency	(0.02)
Impact of lower shares outstanding and share-based payments	0.05
Operations	0.16
For the three months ended March 31, 2012	$1.25	17.9%
Asset Impairment and Exit Costs – During the three months ended March 31, 2011, we recorded pre-tax asset impairment and exit costs of $16 million ($0.01 per share) primarily related to severance costs for factory and R&D restructurings in the European Union. During the three months ended March 31, 2012, we recorded pre-tax asset impairment and exit costs of $8 million (insignificant impact on diluted EPS) related to severance costs for a factory restructuring in Latin America & Canada.
Income Taxes – Our effective income tax rate for the three months ended March 31, 2012 increased 1.1 percentage points to 30.0%. The effective tax rate for the three months ended March 31, 2011 was favorably impacted by an enacted decrease in corporate income tax rates in Greece ($11 million), which increased our diluted EPS by $0.01 per share in 2011.
Currency – The unfavorable currency impact during the reporting period was due primarily to the Argentine peso, Mexican peso, Polish zloty, Swiss franc and the Turkish lira, partially offset by the Japanese yen and the Euro.
Lower Shares Outstanding and Share-Based Payments – The favorable diluted EPS impact was due to the repurchase of our common stock pursuant to our share repurchase program.
Operations – The increase in our operations reflected in the table above was due primarily to the following segments:

•	Asia: Higher pricing and favorable volume/mix, partially offset by higher marketing, administration and research costs; and

•	Eastern Europe, Middle East & Africa: Higher pricing and favorable volume/mix, partially offset by higher marketing, administration and research costs.

For further details, see the “Consolidated Operating Results” and “Operating Results by Business Segment” sections of the following “Discussion and Analysis.”
2012 Forecasted Results - On April 19, 2012, we revised, for prevailing exchange rates only, our 2012 full-year reported diluted EPS forecast to be in a range of $5.20 to $5.30, versus $4.85 in 2011. Excluding a forecasted total unfavorable currency impact of approximately $0.15 for the full-year 2012, reported diluted earnings per share are projected to increase by approximately 10% to 12% versus adjusted diluted earnings per share of $4.88 in 2011, unchanged from the earnings per share forecast provided in February 2012. The forecasted $0.15 in unfavorable currency for the full-year 2012, based on prevailing exchange rates, represents an increase of $0.05 compared to the $0.10 of full-year unfavorable currency forecast previously disclosed in February 2012. We calculated 2011 adjusted diluted EPS as reported diluted EPS of $4.85, less the $0.02 per share benefit of discrete tax items, plus the $0.05 per share charge related to asset impairment and exit costs. We expect that our 2012 second quarter comparison will be difficult as a result of the exceptional circumstances in the Japanese market during 2011 from the post-tsunami crisis. This 2012 guidance excludes the impact of any potential future acquisitions, unanticipated asset impairment and exit cost charges, and any unusual events. The factors described in the “Cautionary Factors That May Affect Future Results” section of the following “Discussion and Analysis” represent continuing risks to this forecast.
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

Discussion and Analysis
Consolidated Operating Results
See pages 51-55 for a discussion of our "Cautionary Factors That May Affect Future Results." Our cigarette volume, net revenues, excise taxes on products and operating companies income by segment were as follows:

	For the Three Months Ended March 31,
(in millions)	2012	2011
Cigarette volume:
European Union	47,789	48,522
Eastern Europe, Middle East & Africa	65,928	63,643
Asia	81,030	72,092
Latin America & Canada	24,343	23,663
Total cigarette volume	219,090	207,920
Net revenues:
European Union	$6,470	$6,415
Eastern Europe, Middle East & Africa	4,069	3,671
Asia	5,177	4,288
Latin America & Canada	2,306	2,156
Net revenues	$18,022	$16,530
Excise taxes on products:
European Union	$4,417	$4,414
Eastern Europe, Middle East & Africa	2,234	1,984
Asia	2,400	1,965
Latin America & Canada	1,523	1,376
Excise taxes on products	$10,574	$9,739
Operating income:
Operating companies income:
European Union	$1,030	$1,006
Eastern Europe, Middle East & Africa	810	722
Asia	1,407	1,093
Latin America & Canada	237	251
Amortization of intangibles	(24)	(24)
General corporate expenses	(57)	(41)
Operating income	$3,403	$3,007
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
References to total international cigarette market, total cigarette market, total market and market shares throughout this "Discussion and Analysis" are our estimates based on a number of internal and external sources.

Consolidated Operating Results for the Three Months Ended March 31, 2012
The following discussion compares our consolidated operating results for the three months ended March 31, 2012, with the three months ended March 31, 2011.
Our cigarette shipment volume of 219.1 billion units increased 11.2 billion (5.4%), due primarily to gains in:

•	Asia, primarily driven by a higher total market and share in Indonesia, Japan, Korea and Thailand, and a higher total market in the Philippines;

•	EEMA, primarily due to a higher total market and share in Algeria, Saudi Arabia and Turkey, partly offset by a lower total market in Egypt, due to a surge in illicit trade; and

•
Latin America & Canada, primarily due to a higher total market and share in Argentina and a favorable comparison with the first quarter of 2011 in Mexico, partly offset by volume declines in Colombia and Brazil.

These gains were partially offset by declines in:

•	the European Union, primarily due to a lower total market, notably in southern Europe, partly offset by growth in Austria, France and Germany.
Excluding acquisitions, our cigarette shipment volume was up 5.3%, driven by growth from each of our top ten brands by volume, up by a combined 7.8%. It is estimated that cigarette shipment volume increased by approximately 1% due to the leap year effect.
Our market share performance was stable or registered growth in a number of markets, including Algeria, Argentina, Austria, Belgium, Canada, Germany, Indonesia, Japan, Kazakhstan, Korea, Mexico, the Netherlands, Russia, Saudi Arabia, Switzerland, Thailand, Turkey and the United Kingdom.
Total cigarette shipments of Marlboro of 72.1 billion units were up by 5.2%, driven primarily by growth in EEMA of 7.6%, in particular in Algeria and Saudi Arabia, in Asia of 10.0%, notably in Indonesia, Japan, Korea and Vietnam, and in Latin America & Canada of 9.5%, notably in Argentina and Mexico. The growth was partly offset by a decline in the European Union of 2.2%, mainly due to France, Italy and Poland, partly offset by Hungary.
Total cigarette shipments of L&M of 21.3 billion units were up by 4.4%, reflecting growth in the European Union, Asia and Latin America & Canada, and an essentially flat performance in EEMA. Total cigarette shipments of Bond Street of 10.0 billion units increased by 4.9%, led mainly by growth in Kazakhstan and Ukraine, partly offset by a decline in Russia. Total cigarette shipments of Philip Morris of 9.6 billion units increased by 1.2%, mainly reflecting growth in Argentina, France and Italy, partly offset by a decline in the Philippines. Total cigarette shipments of Parliament of 9.3 billion units were up by 10.6%, fueled by growth in EEMA and Asia. Total cigarette shipments of Chesterfield of 8.2 billion units were up by 2.3%, driven by growth in the European Union, primarily in Portugal and Spain, partly offset by a decline in EEMA, mainly in Ukraine. Total cigarette shipments of Lark of 7.5 billion units increased by 15.1%, driven predominantly by growth in EEMA and Asia.
Our other tobacco products ("OTP") consist mainly of roll-your-own cigarettes, make-your-own cigarettes, pipe tobacco, cigars and cigarillos. Total shipment volume of OTP, in cigarette equivalent units, excluding acquisitions, grew by 15.1%, notably in Belgium, Germany and Italy.
Total shipment volume for cigarettes and OTP combined was up by 5.6% excluding acquisitions.
Our net revenues and excise taxes on products were as follows:

	For the Three Months Ended March 31,
(in millions)	2012	2011	Variance	%
Net revenues	$18,022	$16,530	$1,492	9.0%
Excise taxes on products	10,574	9,739	835	8.6%
Net revenues, excluding excise taxes on products	$7,448	$6,791	$657	9.7%
Currency movements decreased net revenues by $587 million and net revenues, excluding excise taxes on products by $92 million. The $92 million decrease was due primarily to the Argentine peso, the Euro, Mexican peso, Polish zloty, Russian ruble and Turkish lira, partially offset by the Japanese yen.

Net revenues shown in the table above include $404 million in 2012 and $330 million in 2011 related to sales of OTP. These net revenue amounts include excise taxes billed to customers. Excluding excises taxes, net revenues for OTP were $156 million in 2012 and $128 million in 2011.

Net revenues, which include excise taxes billed to customers, increased $1.5 billion (9.0%). Excluding excise taxes, net revenues increased $657 million (9.7%) to $7.4 billion. This increase was due to:

•	favorable volume/mix ($370 million),

•	price increases ($369 million) and

•	the impact of acquisitions ($10 million), partly offset by

•	unfavorable currency ($92 million).
Excise taxes on products increased $835 million (8.6%), due to:

•	higher excise taxes resulting from changes in retail prices and tax rates ($900 million) and

•	volume/mix ($430 million), partly offset by

•	favorable currency ($495 million),

Governments have consistently increased excise taxes in most of the markets in which we operate. As discussed under the caption “Business Environment,” we expect excise taxes to continue to increase.
Our cost of sales; marketing, administration and research costs; and operating income were as follows:

	For the Three Months Ended March 31,
(in millions)	2012	2011	Variance	%
Cost of sales	$2,442	$2,295	$147	6.4%
Marketing, administration and research costs	1,571	1,449	122	8.4%
Operating income	3,403	3,007	396	13.2%
Cost of sales increased $147 million (6.4%), due to:

•	volume/mix ($146 million),

•	higher manufacturing costs ($59 million, partly related to the mandated implementation of reduced cigarette ignition propensity standards in the European Union), and

•	the impact of acquisitions ($6 million), partly offset by

•	favorable currency ($64 million).

With regard to tobacco leaf prices on current and future leaf purchases, we expect modest increases going forward, broadly in line with inflation, as the market has now been stabilized, due in part to our increased direct involvement with local farmers. We also anticipate some cost pressure in 2012, driven in large measure by the cost of historical leaf tobacco purchases that will continue to affect our product costs in the current year, higher prices for cloves and higher prices for a number of other direct materials we use in the production of our brands.
Marketing, administration and research costs increased $122 million (8.4%), due to:

•	higher expenses ($112 million, principally related to increased marketing investment, notably in Germany and Russia, and increased business infrastructure investment in Russia),

•	unfavorable currency ($6 million) and

•	the impact of acquisitions ($4 million).
Operating income increased $396 million (13.2%). This increase was due primarily to:

•	price increases ($369 million) and

•	favorable volume/mix ($224 million), partially offset by

•	higher marketing, administration and research costs ($112 million),

•	higher manufacturing costs ($59 million) and

•	unfavorable currency ($34 million).

Interest expense, net, of $213 million was in line with the prior year, as lower average interest rates on debt and higher interest income essentially offset higher average debt levels.

Our effective tax rate increased 1.1 percentage points to 30.0%. The effective tax rate for the three months ended March 31, 2011 was favorably impacted by an enacted decrease in corporate income tax rates in Greece ($11 million). The effective tax rate is based on our full-year geographic earnings mix and cash repatriation plans. Changes in our cash repatriation plans could have an impact on the effective tax rate, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

We are regularly examined by tax authorities around the world, and we are currently under examination in a number of jurisdictions. It is reasonably possible that within the next twelve months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible charge cannot be made at this time.

Net earnings attributable to PMI of $2.2 billion increased $242 million (12.6%). This increase was due primarily to higher operating income, partially offset by a higher effective tax rate. Diluted and basic EPS of $1.25 increased by 17.9%. Excluding an unfavorable currency impact of $0.02, diluted EPS increased 19.8%.

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

•	actual and proposed tobacco legislation and regulation;

•	actual and proposed excise tax increases, as well as changes in excise tax structures and retail selling price regulations;

•	price gaps and changes in price gaps between premium and mid-price and low-price brands and between cigarettes and other tobacco products;

•	illicit trade in cigarettes and other tobacco products, including counterfeit, contraband and so-called "illicit whites";

•	significant governmental actions aimed at imposing regulatory requirements impacting our ability to communicate with adult consumers and differentiate our products from competitors’ products;

•	increased efforts by tobacco control advocates to “denormalize” smoking and seek the implementation of extreme regulatory measures;

•	proposed legislation to mandate plain (generic) packaging resulting in the expropriation of our trademarks;

•	pending and threatened litigation as discussed in Note 10. Contingencies;

•	actual and proposed requirements for the disclosure of cigarette ingredients and other proprietary information without adequate trade secret protection;

•	disproportionate testing requirements and performance standards;

•	actual and proposed restrictions on the use of tobacco product ingredients, including a complete ban of tobacco product ingredients;

•	actual and proposed restrictions on imports in certain jurisdictions;

•	actual and proposed restrictions affecting tobacco manufacturing, packaging, marketing, advertising, product display and sales;

•	governmental and private bans and restrictions on smoking;

•	the outcome of proceedings and investigations, and the potential assertion of claims, and proposed regulation relating to contraband shipments of cigarettes; and

•	governmental investigations.

In the ordinary course of business, many factors can affect the timing of sales to customers, including the timing of holidays and other annual or special events, the timing of promotions, customer incentive programs and customer inventory programs, as well as the actual or speculated timing of pricing actions and tax-driven price increases.

Framework Convention on Tobacco Control: The World Health Organization’s (“WHO”) Framework Convention on Tobacco Control (“FCTC”) entered into force in February 2005. As of May 2012, 173 countries, as well as the European Community, have become Parties to the FCTC. The FCTC is the first international public health treaty, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and, in certain instances, requires) Parties to have in place or enact legislation that would:

•	establish specific actions to prevent youth smoking;

•	restrict and/or eliminate all tobacco product advertising, marketing, promotions and sponsorships;

•	initiate public education campaigns to inform the public about the health consequences of smoking and the benefits of quitting;

•	implement regulations imposing product testing, disclosure and performance standards;

•	impose health warning requirements on packaging;

•	adopt measures aimed at eliminating illicit trade in tobacco products;

•	restrict smoking in public places;

•	implement public health-based fiscal policies (tax and price measures);

•	adopt and implement measures that ensure that packaging and labeling, including descriptive terms, do not create the false impression that one brand of cigarettes is safer than another;

•	phase out or restrict duty free tobacco sales; and

•	encourage litigation against tobacco product manufacturers.
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
Following the entry into force of the FCTC, the Conference of the Parties (“CoP”), the governing body of the FCTC, has adopted several guidelines that provide non-binding recommendations to the Parties supplementing specific Articles of the Treaty. The recommendations include measures that we strongly oppose, such as point-of-sale display bans, plain (generic) packaging, a ban on all forms of communications to adult smokers, measures to prohibit or restrict ingredients that may increase the palatability or attractiveness of tobacco products, and limits on tobacco industry involvement in the development of tobacco policy and regulations. These recommendations reflect an extreme application of the Treaty, are not based on sound evidence of a public health benefit and are likely to lead to adverse consequences. In fact, as we discuss below, they are likely to undermine public health by leading to a further increase in illicit trade and low-price cigarettes and, in the case of measures such as plain packaging, will additionally result in the expropriation of our trademarks, harm competition and violate international treaties.
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

At the fourth session of the CoP, it was decided to establish a working group to develop guidelines on price and tax measures to reduce the demand for tobacco (Article 6 of the FCTC). Draft guidelines will be presented to the fifth CoP scheduled for November 2012. We strongly oppose excessive and disruptive excise tax increases, which encourage illicit trade and drive consumers to low-price and alternative tobacco products. Such tax increases undermine public health and ultimately undercut government revenue objectives.
Tax increases and discriminatory tax structures are expected to continue to have an adverse impact on our sales of cigarettes, due to lower consumption levels and to a shift in consumer purchases from the premium to non-premium or discount segments or other low-price or low-taxed tobacco products such as fine-cut tobacco products and/or counterfeit and contraband products.
EU Tobacco Products Directive: In 2010, the European Commission conducted a public consultation on the revision of the EU Tobacco Products Directive (2001/37/EC), seeking a “wide range of views ... on factors such as labeling and health warnings on tobacco packets and additives used as tobacco ingredients.” Policy options submitted for comment included measures we oppose, such as plain packaging, a point-of-sale display ban, an ingredients ban, and oversized health warnings, covering 75% of the front and 100% of the back of cigarette packs. Over 85,000 submissions have been made in response to the public consultation.
The Commission has stated that it hopes to make a proposal for amending the EU Tobacco Products Directive in 2012. Thereafter, the proposal requires approval by the European Parliament and the Council of Ministers, a process that is expected to take several years. It is not possible to predict what amendments, if any, will be proposed and ultimately adopted.
Plain Packaging: While to date no country other than Australia has adopted this measure, plain packaging proposals have received support from tobacco control advocates as well as some individual legislators and public health officials in various other countries. Also, as noted above, the FCTC’s CoP adopted guidelines recommending plain packaging in 2008. We strongly oppose plain packaging, which would not only constitute an expropriation of our valuable trademarks, but would be a pure and simple confiscation of the core of our business. Transforming the industry into a low price commodity business will not reduce consumption, smoking incidence or initiation. Indeed, plain packaging is a misguided measure that will undermine the public health objectives of its proponents. Furthermore, it will impair free competition, jeopardize freedom of trade, stifle product innovation and spur illicit trade and counterfeit activity to the detriment of the legitimate industry, its entire supply chain and government revenues. Moreover, the imposition of plain packaging would violate the terms of international treaties governing the protection of industrial property and the trade-related aspects of intellectual property rights, and several countries have specifically raised these issues with respect to Australia's plain packaging legislation. We will take all steps necessary to ensure that all constituencies understand the adverse consequences of plain packaging and to obtain all protection and relief to which we are entitled under the law.
In Australia, the Tobacco Plain Packaging Bill 2011 and the Trade Marks Amendment (Tobacco Plain Packaging) Bill 2011 were passed by the Federal Parliament in November 2011 and given Royal assent on December 1, 2011.  The legislation will ban, as of December 1, 2012, the use of company branding, logos and colors on packaging of all tobacco products other than the brand name and variant which may be printed only in specified locations and in uniform font.  It also includes a provision that renders the plain packaging requirements inapplicable to any property (e.g., trademarks, logos, etc.) that a court determines has been expropriated by the legislation. Also, on December 22, 2011, the government amended the health warning requirements to mandate, among other things, increased warning labels on the front of the pack from 30% to 75% (with the back of pack health warning remaining at the existing 90%) effective from January 1, 2012, with transition provisions applicable until December 1, 2012, to coincide with the full compliance deadline for plain packaging.
In June 2011, our subsidiary, Philip Morris Asia Limited, served a notice of claim on the government stating its intention to take

Australia to international arbitration pursuant to the Hong Kong-Australia Bilateral Investment Treaty regarding plain packaging for tobacco products. The parties were not able to reach an amicable settlement, so formal arbitration proceedings under the Investment Treaty were initiated against the government on November 21, 2011. In the arbitration, Philip Morris Asia Limited is seeking substantial compensation from the government.
Further, on December 20, 2011, our Australian subsidiary, Philip Morris Limited (“PML”), filed a lawsuit against the government in the High Court of Australia. PML is challenging the plain packaging legislation on the basis that the legislation violates the Australian Constitution by acquiring PML's property without paying for it. Other tobacco companies have filed similar lawsuits against the government. At a hearing in February 2012, the High Court directed that, for procedural reasons, it will initially focus on the separate cases brought by certain British American Tobacco companies (“BAT”) and by JT International. However, the Court allowed PML and Imperial Tobacco companies to intervene and participate in the hearing of the BAT case, which took place in April 2012. JT International's case is also proceeding before the High Court. While the High Court has not indicated when it will issue its judgment, we expect a ruling within the next six months.
In March 2011, the UK government stated, in its Tobacco Control Plan, that it “wants to understand whether there is evidence to demonstrate that plain packaging would have an additional public health benefit” and it will also “explore the competition, trade and legal implications, and the likely impact on the illicit tobacco market.” In April 2012, the UK government started a public consultation “to seek the views of interested people, businesses and organisations on a policy initiative that would require the packaging of tobacco products to be standardised, the aim being to improve public health by reducing the use of tobacco. Within the context of tobacco packaging, standardised packaging is sometimes referred to as 'plain packaging'." The consultation will last 12 weeks. It is not possible to predict which legislative action, if any, may result from it.
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
Some public health advocates, governments, and the guidelines issued by the FCTC’s CoP have called for a ban or restriction on the use of colors, which they claim are also used to signify that some brands provide lower yields of tar, nicotine and other smoke constituents. Other governments have banned, sought to ban or restricted the use of descriptive terms they regard as misleading, including, in at least one country, the use of colors, and terms such as “premium,” “full flavor,” “international,” “gold,” and “silver,” and one permits only one pack variation per brand, arguing that such terms or pack variations are inherently misleading. We believe such regulations are unreasonably broad, go beyond the scope and intent of legislation designed to prevent consumers from believing that one brand is less harmful than another, unduly restrict our intellectual property and other rights, and violate international trade commitments. As such, we oppose these types of regulations, and in some instances we have commenced litigation to challenge them.
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
Ceilings on Tar, Nicotine, Carbon Monoxide and Other Smoke Constituents: Despite the fact that public health authorities have questioned the significance of ISO-measured tar, nicotine and carbon monoxide yields, a number of countries, including all EU Member States, have established maximum yields of tar, nicotine and/or carbon monoxide, as measured by the ISO standard test method. No country to date has adopted ceilings based on an alternative test method or for other smoke constituents. In 2009, the WHO’s Study Group on Tobacco Regulation (“TobReg”) recommended that governments establish ceilings for nine specific smoke constituents, including tobacco-specific nitrosamines. The TobReg proposal would set ceilings based on the median yield for each constituent in the market determined by testing all brands sold in the market. Although this concept of “selective constituent reduction” is supported by some public health officials, several public health advocates and scientists have criticized the proposal on the grounds that selectively reducing some constituents in conventional cigarettes will not lead to a meaningful reduction in disease and thus will not benefit public health and/or will mislead consumers into believing that conventional cigarettes with regulated (i.e., reduced) levels of these constituents are safer.

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
Restrictions and Bans on the Use of Ingredients: Several countries have laws and/or regulations governing the use of ingredients in tobacco products that have been in place for many years. Our products comply with those laws. Until recently, efforts to regulate ingredients have focused on whether ingredients added to cigarettes increase the toxicity and/or addictiveness of cigarette smoke. Increasingly, however, tobacco control advocates and some regulators, including the WHO, the European Commission, and individual governments, are considering regulating or have regulated cigarette ingredients with the stated objective of reducing the “palatability” and “attractiveness” of cigarette smoke, smoking and tobacco products. The Canadian federal government adopted a bill, which became effective in July 2010, that banned virtually all flavor ingredients in cigarettes and little cigars. The bill has had the effect of banning traditional American blend cigarettes in Canada, which represented a share of below 1% of the Canadian market.
In November 2010, the fourth session of the CoP adopted “partial” and “provisional” guidelines on Articles 9 and 10 of the FCTC (regulation of contents and disclosure of tobacco products). Among other things, these guidelines recommend that Parties implement measures to prohibit or restrict ingredients and colorings that may increase the palatability or attractiveness of tobacco products. The CoP determined that these guidelines will have to be periodically re-assessed “in light of the scientific evidence and country experience” and mandated that the Working Group on Articles 9 and 10 present a set of recommendations focused on toxicity and addictiveness to the fifth session of the CoP in November 2012.
In March 2012, Brazil's regulatory agency responsible for tobacco products published a resolution, which, with the exception of sugar, prohibits the use of all synthetic and natural substances with flavoring or aromatic properties. Manufacturers have until September 2013 to comply with the resolution. The ban, if it stays in place, will make it impossible to continue producing the traditional American Blend tobacco products preferred by Brazilian smokers and will require manufacturers to modify most, if not all, products in the market.
We oppose regulations that would ban ingredients for the purpose of reducing the palatability or attractiveness of tobacco products because, in light of the millions of smokers in countries like Canada, the UK and China who prefer cigarettes without ingredients, there is no reasonable basis to conclude that an ingredient ban would reduce smoking prevalence or youth smoking initiation. Bans or sweeping restrictions on ingredients such as those recently adopted in Brazil are arbitrary and without any scientific evidence demonstrating a public health benefit. We are evaluating what protection is available under Brazilian law and will take all steps necessary to ensure that all stakeholders understand the adverse consequences of this excessive measure, including jeopardizing the livelihoods of many tobacco growers and encouraging illicit trade.
We support regulations that would prohibit the use of ingredients that are determined, based on sound scientific test methods and data, to significantly increase the inherent toxicity and/or addictiveness of smoke. The outcome of the fourth session of the CoP makes clear that there is a need for further work to develop a science-based framework for ingredients regulation.
Bans and Restrictions on Advertising, Marketing, Promotions and Sponsorships: For many years, countries have imposed partial or total bans on tobacco advertising, marketing and promotion. The FCTC calls for a “comprehensive ban on advertising, promotion and sponsorship” and requires governments that have no constitutional constraints to ban all forms of advertising. Where constitutional constraints exist, the FCTC requires governments to restrict or ban radio, television, print media, other media, including the Internet, and sponsorships of international events within five years of the effective date of a country’s ratification of the FCTC. The FCTC also requires disclosure of expenditures on advertising, promotion and sponsorship where such activities are not prohibited. The CoP adopted guidelines that recommend that governments adopt extreme and sweeping prohibitions, including all forms of communications to adult smokers. We oppose complete bans on advertising and communications. We also believe that the available evidence does not support the contention that limitations on marketing are effective in reducing smoking prevalence, but we would generally not oppose such limitations as long as manufacturers retain the ability to communicate directly and effectively to adult smokers.
Bans on Display of Tobacco Products at Retail: Some countries have adopted, or are considering adopting, bans of product displays at point of sale. We oppose product display bans on the grounds that the data show that where display bans have been implemented they have not reduced smoking prevalence or had any material beneficial impact on public health, and that display bans unnecessarily restrict competition and encourage illicit trade - all of which undermine public health objectives. In some markets, our subsidiaries and, in some cases, individual retailers, have commenced legal proceedings to overturn display bans.
Health Warning Requirements: Many countries require substantial health warnings on cigarette packs. In the EU, for example, health warnings currently must cover between 30% and 35% of the front and between 40% and 50% of the back of cigarette packs. The FCTC requires health warnings that cover, at a minimum, 30% of the front and back of the pack, and recommends warnings covering 50% or more of the front and back of the pack. Following the FCTC, many countries have increased the size of their health warnings. To date, however, only a few countries have implemented warnings that are more than 50% of the front and/or back of the pack. They include, for instance, Australia (30% front, going to 75% as of December 1, 2012, and 90% back), Mexico (30% front and 100% back) and Uruguay (80% front and back), and Canada (75% front and back). We support health warning requirements and, with certain exceptions, defer to the governments on the content of the warnings. In countries where health warnings are not required, we place them on packaging voluntarily in the official language or languages of the country. For example, we are voluntarily placing health warnings on packaging in many African countries in official local languages occupying 30% of the front and back of the pack. We oppose warning size requirements that infringe on our intellectual property rights, leaving insufficient space for our distinctive trademarks and pack designs. In some markets, for example in Uruguay, we have commenced legal proceedings challenging the disproportionate warning size requirements. We also oppose regulations that would require the placement of health warnings in the middle of the front and back of the pack, as such placement serves no purpose other than to disrupt our trademarks and pack design. While we believe that textual warnings are sufficient, we do not oppose graphic warnings except for images that vilify tobacco companies and their employees or do not accurately represent the health effects of tobacco use.
We believe governments should continue to educate the public on the serious health effects of smoking. We have established a Web site that includes, among other things, the views of public health authorities on smoking, disease causation in smokers, addiction and exposure to environmental tobacco smoke (“ETS”). The site reflects our agreement with the medical and scientific consensus that cigarette smoking is addictive and causes lung cancer, heart disease, emphysema and other serious diseases in smokers. The Web site advises the public to rely on the messages of public health authorities in making all smoking-related decisions. The Web site’s address is www.pmi.com. The information on our Web site is not, and shall not be deemed to be, a part of this document or incorporated into any filings we make with the SEC.
Restrictions on Public Smoking: The pace and scope of public smoking restrictions have increased significantly in most of our markets. In the EU, all countries have regulations in place that restrict or ban smoking in public and/or work places, restaurants, bars and nightclubs. Some EU member states allow narrow exemptions from smoking bans, for instance for separate smoking rooms in the hospitality sector, but others have banned virtually all indoor public smoking. In other regions, many countries have adopted or are likely to adopt regulations introducing substantial public smoking restrictions similar to those in the EU, including Australia, Canada, Hong Kong, Thailand and Turkey. Some public health groups have called for, and some regional governments and municipalities have adopted or proposed, bans on smoking in outdoor places, as well as bans on smoking in cars with minors in them. The FCTC requires Parties to the treaty to adopt restrictions on public smoking, and the CoP adopted guidelines on public smoking based on the premise that any exposure to ETS is harmful; the guidelines call for total bans in all indoor public places, defining “indoor” broadly, and reject any exemptions based on type of venue (e.g., nightclubs). On private place smoking, such as in cars and homes, the guidelines recommend increased education on the risk of exposure to ETS.
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

Reduced Cigarette Ignition Propensity Legislation: Reduced ignition propensity standards have been adopted in several of our markets, for instance in Australia, Canada and the EU, and are being considered in several other markets. The European Standards Organization’s cigarette fire-safety standard became effective in November 2011 for all cigarettes sold in the EU. Reduced ignition propensity standards, which will increase production costs, should be the same as those in New York and other jurisdictions to ensure that they are uniform and technically feasible and apply equally to all manufacturers. However, we believe that the experience from countries that have mandated reduced ignition propensity requirements for several years - namely the U.S. and Canada - should be thoroughly examined to evaluate the effectiveness of such requirements in terms of reducing the risk of cigarette-ignited fires before additional countries consider introducing such standards.
Illicit Trade: On a global basis, illicit trade may account for as much as 10% of global cigarette consumption. We estimate that in the European Union alone illicit trade accounted for about 64 billion cigarettes, or approximately 10% of consumption, in 2010. Regulatory measures and related governmental actions to prevent the illicit manufacture and trade of tobacco products are being considered by a number of jurisdictions. Article 15 of the FCTC requires Parties to the treaty to take steps to eliminate all forms of illicit trade, including counterfeiting, and states that national, regional and global agreements on this issue are “essential components of tobacco control.” The CoP established an Intergovernmental Negotiating Body (“INB”) to negotiate a protocol on the illicit trade in tobacco products pursuant to Article 15 of the FCTC. The draft protocol, as agreed to by the INB during its most recent session, includes supply chain control measures such as licensing of manufacturers and distributors, enforcement in free trade zones, controls on duty free and internet sales and the implementation of tracking and tracing technologies. It will be presented for adoption by the CoP in November 2012.
It is not possible to predict to what extent the measures outlined in the draft protocol will be effective in curbing the growth of, or even eliminating, illicit trade. Among other things, the effectiveness of any legislative measure required under the future protocol will depend on whether and how they are adopted and implemented in national legislation across the world, and, critically, the level of actual enforcement of such national legislation.
We support strict regulations and enforcement measures to prevent all forms of illicit trade in tobacco products. Governments agree that illicit trade is an extremely serious issue. It creates a cheap and unregulated source of tobacco, thus undermining efforts to reduce smoking, especially among youth, damages legitimate businesses, stimulates organized crime, and results in massive amounts of lost tax revenue. We therefore believe that in addition to taking direct measures against illicit trade, as negotiated by the INB, governments, when assessing proposed regulation, such as display bans, plain packaging, and ingredients bans, or tax increases, should always carefully consider the potential implications of such regulation on illicit trade.
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
Other Legislation, Regulation or Governmental Action: In Argentina, the National Commission for the Defense of Competition issued a resolution in May 2010, in which it found that our affiliate’s establishment, in 1997, of a system of exclusive zonified distributors (“EZD”s) in Buenos Aires city and region was anticompetitive, despite having issued two prior decisions (in 1997 and 2000) in which it had found the establishment of the EZD system was not anticompetitive. The resolution is not a final decision, and our Argentinean affiliate opposed the resolution and submitted additional evidence.
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
Governmental Investigations: From time to time, we are subject to governmental investigations on a range of matters. As part of an investigation by the Department of Special Investigations (“DSI”) of the government of Thailand into alleged under-declaration of import prices by Thai cigarette importers, our subsidiary, Philip Morris (Thailand) Limited, Thailand Branch (“PM Thailand”), was informed of DSI’s proposal to bring charges against it for alleged underpayment of customs duties and excise taxes of approximately $2 billion covering the period from July 28, 2003, to February 20, 2007. In September 2009, the DSI submitted the case file to the Public Prosecutor for review. Additionally, the DSI commenced an informal inquiry alleging underpayment by PM Thailand of customs duties and excise taxes of approximately $1.8 billion, covering the period 2000–2003. We have been cooperating with the Thai authorities and believe that PM Thailand’s declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization (“WTO”) and Thai law. PM Thailand also contends that it reached an agreement with the Thai Customs Department in 2003 regarding valuation methodologies. We have provided written submissions and supporting evidence in connection with both investigations. The Public Prosecutor’s office has issued a non-prosecution order in the 2003-2007 investigation. In August 2011, the Director-General of DSI publicly announced that he disagreed with the non-prosecution order. The matter has now been referred to the Attorney General for determination. If the Attorney General agrees with the Public Prosecutor's non-prosecution order, the 2003-2007 investigation will end. If the Attorney General agrees with the Director General of DSI, the matter will be submitted to the Criminal Court.
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

Effective January 1, 2011, we established a new business structure with Vietnam National Tobacco Corporation (“Vinataba”) in Vietnam. Under the terms of the agreement, we have further developed our existing joint venture with Vinataba through the licensing of Marlboro and the establishment of a PMI-controlled branch for the business building of our brands.
Trade Policy

It is our policy to comply with applicable laws of the United States and the laws of the countries in which we do business that prohibit trade with certain countries, organizations or individuals. We do not sell products or have a current intent to sell products in Cuba or North Korea. Certain of our subsidiaries have established commercial arrangements involving Myanmar and the Republic of the Sudan, in each case in compliance with our trade policy and applicable U.S. law. In April 2012, the U.S. Office of Foreign Assets Control granted us licenses to sell cigarettes to customers for import into Iran. To date, we have not made any sales under these licenses.

Following the imposition of economic sanctions in early 2011 against the former government of Libya and certain designated Libyan persons and entities by the U.S., other national governments, the EU and the U.N., we suspended all arrangements with the Libyan Tobacco Company related to the production and sale of our products. Following the relaxation of these economic sanctions in September 2011, we have resumed shipments to the Libyan market.

Sales to the domestic market in Syria were suspended following the imposition in August 2011 of economic sanctions by the U.S. government against the government of Syria. Prior to that time, a subsidiary sold products to a customer for export to Syria for domestic market sales, and the state tobacco monopoly, which is the only entity permitted to import tobacco products, purchased products from that customer for resale in the domestic market. Such sales were made in compliance with exemptions under applicable U.S. laws and regulations and were quantitatively not material, amounting to well below 0.5% of our consolidated annual volume and operating companies income in each of the past three years. Duty free sales to Syria were suspended when a Managing Director and shareholder of the sole Syrian duty free customer of our subsidiary's distributor was placed on the Office of Foreign Assets Control's Specially Designated Nationals (“SDN”) list in February 2008. The distributor's customer itself was placed on the SDN list in July 2008.

A subsidiary sells products to a duty free customer that resells those products to its respective customers, some of which have duty free operations in Myanmar. Another subsidiary sells products to distributors that in turn sell those products to duty free customers that supply U.N. peacekeeping forces around the world, including those in the Republic of the Sudan. All such sales are in compliance with exemptions under applicable U.S. laws and regulations and are de minimis in volume and value. We have no employees, operations or assets in Myanmar or the Republic of the Sudan.

We do not believe that exempt or licensed sales of our products, which are agricultural products under U.S. law and are not technological or strategic in nature, for ultimate resale in Myanmar or the Republic of the Sudan in compliance with U.S. laws, present a material risk to our stockholders, our reputation or the value of our shares.

To our knowledge, none of our commercial arrangements result in the governments of any country identified by the U.S. government as having repeatedly supported terrorism, nor entities controlled by those governments, receiving cash or acting as intermediaries in violation of U.S. laws.

Certain states have enacted legislation permitting state pension funds to divest or abstain from future investment in stocks of companies that do business with countries that are sanctioned by the U.S. We do not believe such legislation has had a material effect on the price of our shares.

Operating Results – Three Months Ended March 31, 2012
The following discussion compares operating results within each of our reportable segments for the three months ended March 31, 2012, with the three months ended March 31, 2011.
European Union. Net revenues, which include excise taxes billed to customers, increased $55 million (0.9%). Excluding excise taxes, net revenues increased $52 million (2.6%) to $2.1 billion. This increase was due to:

•	price increases ($106 million), partially offset by

•	unfavorable currency ($54 million).

The net revenues of the European Union segment include $327 million in 2012 and $251 million in 2011 related to sales of OTP. Excluding excise taxes, net revenues of the European Union for OTP were $112 million in 2012 and $82 million in 2011.
Operating companies income increased $24 million (2.4%). This increase was due to:

•	price increases ($106 million) and

•	the 2011 pre-tax charges for asset impairment and exit costs ($11 million), partially offset by

•	higher manufacturing costs ($37 million, partly related to the mandated implementation of reduced cigarette ignition propensity standards which began in the fourth quarter of 2011),

•	unfavorable currency ($25 million),

•	higher marketing, administration and research costs ($19 million, principally reflecting marketing investment behind Marlboro in Germany) and

•	unfavorable volume/mix ($12 million).
The total cigarette market in the European Union declined by 1.3%, due primarily to tax-driven price increases, the unfavorable economic environment, particularly in southern Europe, and related austerity measures, the growth of the OTP segment, notably in Italy, and the prevalence of illicit trade, mainly in Greece and Spain. Our cigarette shipment volume in the European Union declined by 1.5%, due principally to a lower total market,  mainly in Greece, Italy and Portugal, partly offset by Germany. Our market share in the European Union was down by 0.5 share points to 37.3% as gains, notably in Belgium, Germany and Greece, were more than offset by declines, primarily in the Czech Republic, France, Italy and Poland.
Shipment volume of Marlboro decreased by 2.2%, mainly due to lower total markets and share, particularly in France and Italy, and to lower share, primarily in Germany and Poland, partially offset by higher share in the Czech Republic, Hungary and Switzerland. Marlboro's market share was down by 0.3 share points to 17.5%, reflecting a higher share mainly in Belgium, the Czech Republic, Greece, Hungary and Portugal, which was more than offset by lower share mainly in France, Germany and Poland.
Shipment volume of L&M was up by 4.8%, driven by higher share in Germany, Poland and the Slovak Republic. L&M's market share was up by 0.3 share points to 6.5%, driven by gains in Germany and Poland, partly offset by Portugal.
Shipment volume of Chesterfield was up by 12.0%, driven by higher share in Austria, France, Germany, Portugal, Spain and the United Kingdom. Chesterfield's market share was up by 0.4 share points to 3.3%, driven primarily by Portugal and Spain.
Our shipment volume of OTP, in cigarette equivalent units, grew by 28.9%, mainly reflecting a higher total market in Spain, higher share in Hungary, and a higher total market and share in Belgium, France, Germany and Italy. This growth was partially offset by a lower total market in the Netherlands and a lower total market and share in Poland. Our OTP total market share was 12.5%, up by 1.8 share points, driven by gains in Belgium, up by 3.2 share points to 14.2%, France, up by 2.5 share points to 21.8%, Germany, up by 1.3 share points to 15.9%, and Italy, up by 24.6 share points to 24.8%.
In the Czech Republic, the total cigarette market was down by 2.9% to 4.6 billion units.  Our shipments were down by 6.0%.  Market share was down by 1.4 share points to 43.6%, principally reflecting continued share declines for lower-margin local brands, such as Petra and Sparta, down by a combined 1.5 share points, and Red & White, down by 0.4 share points to 12.7%.  This decline was partly offset by a higher share for Marlboro, up by 1.0 share point to 7.5%, benefiting from the April 2011 launch of Marlboro Core Flavor and Marlboro Gold Touch, and a higher share for Philip Morris, re-launched during the quarter, up by 0.5 share points to 2.8%.
In France, the total cigarette market was down by 1.9% to 12.6 billion units, mainly reflecting the impact of price increases in the fourth quarter of 2011.  Our shipments in the first quarter of 2012 were up by 0.7%, primarily due to favorable distributor inventory movements.  Our market share was down by 0.8 share points to 39.6%, mainly due to Marlboro, down by 0.8 share points to 24.7%, reflecting its crossing of the €6.00 per pack price threshold ahead of competitive brands. Market share of premium Philip Morris was stable at 8.2% and share of Chesterfield was up by 0.2 share points to 3.2%.
In Germany, the total cigarette market was up by 3.1% to 20.0 billion units.  Our shipments were up by 3.7% and market share grew by 0.2 share points to 35.9%.  While share of Marlboro was down by 0.8 share points to 20.4%, reflecting the timing of tax-driven price increases during the quarter compared to competitive brands, share of L&M was up by 1.2 share points to 11.2%, and share of Chesterfield was up by 0.2 share points to 0.9%.
In Italy, the total cigarette market was down by 6.1% to 18.6 billion units, reflecting the unfavorable impact of a €0.10 per pack excise tax-driven price increase in July 2011, a VAT-driven price increase of €0.20 per pack in September 2011 and a €0.10 per pack increase in March 2012, a more unfavorable economic environment, and strong growth in the fine cut market.  Our shipments were down by 3.1%, partially offset by favorable distributor inventory movements.  Our market share declined by 0.9 share points to 52.6% with Marlboro, mid-price Chesterfield and low-price Diana down by 0.2, 0.1 and 0.6 share points to 22.3%, 3.5% and 12.8%, respectively.  The decline in market share, particularly in the low-price segment due to the growth of international low-price brands, was partially offset by the launch in the quarter of Philip Morris Selection in the low-price segment.  Achieving a share of 0.4%, the success of Philip Morris Selection contributed to the brand's overall growth of 0.4 share points to 3.7%.
In Poland, the total cigarette market was up by 1.0% to 13.1 billion units.  Our shipments were down by 3.2%.  Our market share was down by 1.4 share points to 32.8%, mainly due to lower share of low-price Red & White, down by 0.7 share points to 4.9%, partially offset by L&M, up by 1.3 share points to 14.9%, and Chesterfield, up by 0.2 share points to 1.7%.  Share of Marlboro was down by 1.0 share point to 9.4%, reflecting the combination of tax-driven price increases in January 2012 and the subsequent timing of price implementation by competitors.
In Spain, the total cigarette market was up by 0.6% to 12.8 billion units.  While our shipments were essentially flat, market share was down slightly by 0.2 share points to 30.2%, with higher share of Chesterfield, revamped in the quarter and up by 0.8 share points to 8.9%, offset by Marlboro, down by 0.2 share points to 13.9%, L&M, down by 0.2 share points to 6.5% and Philip Morris, down by 0.4 share points to 0.7%.

Eastern Europe, Middle East & Africa. Net revenues, which include excise taxes billed to customers, increased $398 million (10.8%). Excluding excise taxes, net revenues increased $148 million (8.8%) to $1.8 billion. This increase was due primarily to:

•	favorable volume/mix ($110 million),

•	price increases ($102 million), partially offset by

•	unfavorable currency ($73 million).

Operating companies income increased $88 million (12.2%). This increase was due primarily to:

•	price increases ($102 million) and

•	favorable volume/mix ($74 million), partially offset by

•	unfavorable currency ($44 million),

•	higher marketing, administration and research costs ($31 million, principally related to investments in marketing and business infrastructure, mainly in Russia) and

•	higher manufacturing costs ($15 million).
Our cigarette shipment volume in EEMA increased by 3.6%, predominantly due to a higher total market and share in Algeria, Saudi Arabia and Turkey, partly offset by a lower total market in Egypt reflecting a surge in illicit trade. Cigarette shipment volume of Marlboro was up by 7.6%, mainly reflecting growth in North Africa and the Middle East, and cigarette shipment volume of Parliament was up by 13.3%, reflecting growth in Kazakhstan, Russia, Turkey and Ukraine.
In Russia, our shipment volume in the first quarter increased by 0.5%, despite unfavorable distributor inventory movements. Shipment volume of our premium portfolio was up by 1.2%, driven primarily by Parliament, up by 10.5% offsetting a decline in Marlboro of 15.1%. In the mid-price segment, shipment volume was up by 4.8%, mainly due to Chesterfield, up by 2.0%, and L&M, up by 18.0%. In the low-price segment, shipment volume was down by 1.4%, due to a decline of Bond Street and Optima of 2.0% and 9.5%, respectively, partly offset by growth of Next and Apollo Soyuz, up by 10.9% and 1.5%, respectively. Our market share of 26.2%, as measured by Nielsen, was up by 0.7 share points. Market share of Parliament was up by 0.3 share points to 3.1%; Marlboro was down by 0.2 share points to 1.9%; L&M and Chesterfield were essentially flat at 2.5% and 3.4%, respectively; Bond Street was up by 0.4 share points to 6.3%; and Next was up by 0.4 share points to 2.9%.
In Turkey, the total cigarette market increased by an estimated 3.0% to 20.6 billion units, reflecting recovery after the October 2011 excise tax-driven price increase. Our shipment volume increased by 9.7% across all price segments, notably premium shipment volume, up by 10.7%. Our market share, as measured by Nielsen, grew by 0.8 share points to 44.7%, driven by premium Parliament, mid-price Muratti and low-price Lark, up by 0.9, 0.7 and 0.1 share points to 8.4%, 6.4% and 12.0%, respectively, partly offset by a decline in low-price L&M, down by 0.4 share points to 8.4%. Market share of Marlboro was down slightly by 0.1 share point to 9.1%.
In Ukraine, the total cigarette market grew by 5.6% to 18.4 billion units, reflecting a stabilization of the total market and favorable distributor inventory movements, despite the unfavorable impact of excise tax increases on January 1, 2012. Our shipment volume increased by 2.1%, driven by premium Parliament, up by 31.0%, and by low-price Bond Street, up by 28.6%. Our market share, as measured by Nielsen, was down by 0.2 share points to 32.2%, mainly due to a decline in our low-price segment reflecting the timing and level of price increases by competitors. Share for premium Parliament was up by 0.6 share points to 3.1%. Share of Marlboro was up slightly by 0.1 share point to 5.8%.
Asia. Net revenues, which include excise taxes billed to customers, increased $889 million (20.7%). Excluding excise taxes, net revenues increased $454 million (19.5%) to $2.8 billion. This increase was due primarily to:

•	favorable volume/mix ($235 million),

•	price increases ($144 million) and

•	favorable currency ($74 million).

Operating companies income increased $314 million (28.7%). This increase was due primarily to:

•	favorable volume/mix ($153 million),

•	price increases ($144 million) and

•	favorable currency ($53 million), partially offset by

•	higher marketing, administration and research costs ($41 million).
Our cigarette shipment volume increased by 12.4%, primarily due to growth in Indonesia, Japan, Korea, the Philippines and Thailand. Shipment volume of Marlboro was up by 10.0%, driven by growth in Indonesia, Japan, Korea and Vietnam.
In Indonesia, the total cigarette market was up by 12.2% to 77.2 billion units, driven by growth across all price segments, as well as by a favorable comparison with the first quarter of 2011. Our shipment volume was up by 24.9%. Our market share was up by 3.5 share points to 33.4%, driven notably by Sampoerna A in the premium segment, up by 1.6 share points to 13.1%, mid-price U Mild, up by 1.0 share point to 2.7%, and low-price Trend Mild at 0.8% following its launch in March 2011. Marlboro's market share was up by 0.3 share points to 4.7% and its share of the “white” cigarettes segment increased by 3.8 share points to 68.8%.
In Japan, the total cigarette market increased by 5.0% to 46.5 billion units, mainly reflecting a favorable comparison with the first quarter of 2011, which experienced prolonged trade inventory reductions following the October 1, 2010, excise tax-driven price increase. Excluding the inventory reduction, the total cigarette market is estimated to have declined by approximately 2%. Our shipment volume was up by 6.7%, driven by the higher comparative total market, and by a favorable market share retention subsequent to the disruption of our principal competitor's supply chain following the tragic events of March 2011. Our market share of 28.0% was up by 2.4 share points. Market share of Lark was 8.7%, up by 1.5 share points, aided by the successful introduction in the quarter of Lark Hybrid One 100s. Market share of Marlboro, Philip Morris and Virginia S., was up by 0.6, 0.2, and 0.2 share points, to 12.3%, 2.4%, and 2.0%, respectively. In March, our total share declined to 27.3% as a result of trade inventory purchases associated with the launch of new products by competitors.
In Korea, the total cigarette market increased by 1.5% to 20.4 billion units. Our shipment volume increased by 15.7%, driven by the annualization of 2011 market share gains. Our market share in the quarter reached 20.4%, up by 2.6 share points, led by Marlboro and Parliament, up by 1.5 and 1.0 share points to 8.8% and 7.0%, respectively. Our market share in the month of March declined to a level of 17.7%, reflecting the impact of our February price increase.
In the Philippines, the total cigarette market increased by 7.0% to 25.2 billion units, mainly driven by the growth of the low-price segment and favorable trade inventory movements in March. Our shipment volume was up by 4.7%, mainly driven by the growth of Fortune. Our market share declined by 2.1 share points to 93.4%, mainly due to the impact of the January 2012 price increase. Marlboro's market share was down by 1.8 share points to 21.0%.
Latin America & Canada. Net revenues, which include excise taxes billed to customers, increased $150 million (7.0%). Excluding excise taxes, net revenues increased $3 million (0.4%) to $783 million. This increase was due to:

•	favorable volume/mix ($25 million) and

•	price increases ($17 million), partially offset by

•	unfavorable currency ($39 million).

Operating companies income decreased $14 million (5.6%). This decrease was due to:

•	unfavorable currency ($17 million),

•	higher manufacturing costs ($10 million),

•	higher pre-tax charges for asset impairment and exit costs ($7 million) and

•	higher marketing, administration and research costs ($6 million, notably organizational restructuring in Venezuela and increased investments in distribution networks in Colombia), partially offset by

•	price increases ($17 million) and

•	favorable volume/mix ($9 million).
Our cigarette shipment volume in Latin America & Canada increased by 2.9%, mainly driven by a higher total market and share in Argentina and a favorable comparison with the first quarter of 2011 in Mexico, reflecting trade inventory reductions following the significant January 1, 2011, excise tax increase. Shipment volume of Marlboro increased by 9.5%, principally driven by Argentina and Mexico.
In Argentina, the total cigarette market grew by 2.5% to 11.3 billion units. Our cigarette shipment volume increased by 3.9%. Our market share was up by 0.7 share points to 75.1%, reflecting growth of Marlboro, up by 1.0 share point to 24.8%, and of mid-price Philip Morris, up by 0.5 share points to 38.6%. Share of low-price Next was down by 0.4 share points to 3.3%.
In Canada, the total tax-paid cigarette market was essentially flat at 6.9 billion units, reflecting a continuous, albeit slowing, return of illicit trade to the legitimate market, and improved economic conditions. Our cigarette shipment volume declined slightly by 0.2%. Our market share was flat at 33.9%, with premium brands Benson & Hedges and Belmont up by 0.2 share points each to 2.1% and 1.9%, respectively, and low-price brand Next up by 0.9 share points to 7.3%, partly offset by mid-price Number 7 and Canadian Classics, and low-price Accord and Quebec Classique, down by 0.1, 0.2, 0.3 and 0.4 share points, to 4.0%, 8.5%, 3.4% and 2.5%, respectively.
In Mexico, the total cigarette market was up by 13.0% to 8.3 billion units, primarily due to a favorable comparison with the first quarter of 2011 reflecting trade inventory reductions following the significant January 1, 2011, excise tax increase. Our cigarette shipment volume increased by 19.1%, driven by the aforementioned prior-year inventory movements. Our market share grew by 3.8 share points to 74.3%, led by Marlboro, up by 4.0 share points to 54.3%, and Benson & Hedges, up by 0.3 share points to 6.3%. Market share of low-price Delicados decreased by 0.2 share points to 10.8%.

Financial Review
Net Cash Provided by Operating Activities
Net cash provided by operating activities of $1.9 billion during the first three months of 2012 decreased $497 million from the comparable 2011 period. The decrease was due primarily to unfavorable movements in working capital ($792 million), partially offset by higher net earnings ($245 million).

The unfavorable movements in working capital were due primarily to the following:

•	more cash used for accrued liabilities and other current assets ($1.1 billion), largely due to the timing of payments for excise taxes (primarily related to forestalling in 2011);

•	less cash provided by accounts receivable ($289 million), primarily due to the timing of sales and collections; partially offset by

•	more cash provided by inventories ($558 million), primarily due to depletion of finished goods inventory versus the corresponding prior year period.
On February 9, 2012, we announced a one-year, gross productivity and cost savings target for 2012 of approximately $300 million to be achieved mainly through manufacturing and procurement productivity initiatives.
Net Cash Used in Investing Activities
Net cash used in investing activities of $224 million during the first three months of 2012 increased $49 million from the comparable 2011 period due primarily to higher capital expenditures ($68 million), partially offset by cash spent in 2011 for the acquisition of a cigar business, consisting primarily of trademarks in the Australian and New Zealand markets ($20 million).
Our capital expenditures were $227 million and $159 million during the three months ended March 31, 2012 and 2011, respectively. The 2012 expenditures were primarily related to investments in productivity-enhancing factory modernization, equipment for new products, the consolidation of our operations in the Philippines and the expansion of our capacity in Indonesia.
Net Cash Used in Financing Activities
During the first three months of 2012, net cash used in financing activities was $783 million, compared with net cash used in financing activities of $2.7 billion during the first three months of 2011. During the first three months of 2012, we used a total of $5.2 billion to repurchase our common stock, pay dividends, and repay debt. These uses were partially offset by proceeds from our debt offerings and short-term borrowings in 2012 of $4.5 billion. During the first three months of 2011, we used a total of $2.5 billion to repurchase our common stock, pay dividends, and repay debt.
Dividends paid in the first three months of 2012 and 2011 were $1.3 billion and $1.2 billion, respectively. The increase reflects a higher dividend rate in 2012, partially offset by lower shares outstanding as a result of our share repurchase program.
Debt and Liquidity
We define cash and cash equivalents as short-term, highly liquid investments, readily convertible to known amounts of cash that mature within a maximum of three months and have an insignificant risk of change in value due to interest rate or credit risk changes. As a policy, we do not hold any investments in structured or equity-linked products. Our cash and cash equivalents are predominantly held in short-term bank deposits with institutions having a long-term rating of A or better and a short-term rating of A-1/P-1.

Credit Ratings - The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. At March 31, 2012, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Stable
Fitch	F1	A	Stable
Credit Facilities – At March 31, 2012, our committed credit facilities and commercial paper outstanding were as follows:

(in billions of dollars)
Type	Committed Credit Facilities	Commercial Paper
Multi-year revolving credit, expiring March 31, 2015	$2.5
Multi-year revolving credit, expiring October 25, 2016	3.5
Total facilities	$6.0
Commercial paper outstanding		$3.7
At March 31, 2012, there were no borrowings under the committed credit facilities, and the entire committed amounts were available for borrowing.
All principal banks participating in our committed credit facilities are highly rated by the credit rating agencies. We continuously monitor the credit quality of our banking group, and at this time we are not aware of any potential non-performing credit provider.
Each of these facilities requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“consolidated EBITDA”) to consolidated interest expense of not less than 3.5 to 1.0 on a rolling four-quarter basis. At March 31, 2012, our ratio calculated in accordance with the agreements was 16.2 to 1.0. These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require us to post collateral. We expect to continue to meet our covenants. The terms “consolidated EBITDA” and “consolidated interest expense,” both of which include certain adjustments, are defined in the facility agreements previously filed with the Securities and Exchange Commission.
In addition to the committed credit facilities discussed above, certain of our subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $2.0 billion at March 31, 2012 and $1.9 billion at December 31, 2011, are for the sole use of our subsidiaries. Borrowings under these arrangements amounted to $409 million at March 31, 2012, and $247 million at December 31, 2011.
Commercial Paper Program - We have commercial paper programs in place in the U.S. and in Europe. At March 31, 2012 and December 31, 2011, we had $3.7 billion and $1.3 billion, respectively, of commercial paper outstanding.
The existence of the commercial paper program and the committed credit facilities, coupled with our operating cash flows, will enable us to meet our liquidity requirements.
Debt - Our total debt was $20.8 billion at March 31, 2012 and $18.5 billion at December 31, 2011.
On February 28, 2011, we filed a new shelf registration statement with the Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.
In March 2012, we issued $700 million of 4.500% U.S. dollar notes due March 2042 and $550 million of 1.625% U.S. dollar notes due March 2017. Interest on these notes is payable semiannually beginning in September 2012. The net proceeds from the sale of these securities ($1,220 million) were used to meet our working capital requirements, to repurchase our common stock, to refinance debt and for general corporate purposes.
Guarantees - At March 31, 2012, we were contingently liable for $0.8 billion of guarantees of our own performance, which were primarily related to excise taxes on the shipment of our products. There is no liability in the condensed consolidated financial statements associated with these guarantees. At March 31, 2012, our third-party guarantees were insignificant.

Equity and Dividends
As discussed in Note 3. Stock Plans to our condensed consolidated financial statements, during the three months ended March 31, 2012, we granted 3.2 million shares of restricted stock and deferred stock awards at a weighted-average grant date fair value of $79.42. Equity awards generally vest three or more years after the date of the award, subject to earlier vesting on death or disability or normal retirement, or separation from employment by mutual agreement after reaching age 58.
On May 1, 2010, we began repurchasing shares under a three-year $12 billion share repurchase program that was authorized by our Board of Directors in February 2010. From May 1, 2010 through March 31, 2012, we repurchased 154.5 million shares of our common stock at a cost of $9.9 billion under this repurchase program. During the first three months of 2012, we repurchased 18.1 million shares at a cost of $1.5 billion. During the first three months of 2011, we repurchased 22.2 million shares at a cost of $1.4 billion.
On February 9, 2012, we announced a share repurchase target amount for 2012 of $6.0 billion.
Dividends paid in the first three months of 2012 were $1.3 billion. During the third quarter of 2011, our Board of Directors approved a 20.3% increase in the quarterly dividend to $0.77 per common share. As a result, the present annualized dividend rate is $3.08 per common share.

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

Cautionary Factors That May Affect Future Results
Forward-Looking and Cautionary Statements
We may from time to time make written or oral forward-looking statements, including statements contained in filings with the SEC, in reports to stockholders and in press releases and investor webcasts. You can identify these forward-looking statements by use of words such as "strategy," "expects," "continues," "plans," "anticipates," "believes," "will," "estimates," "intends," "projects," "goals," "targets" and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.
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
Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volume in many of our markets, and we expect that such factors will continue to reduce consumption levels and will increase downtrading and the risk of counterfeiting, contraband and cross-border purchases. Significant regulatory developments will take place over the next few years in most of our markets, driven principally by the World Health Organization’s Framework Convention on Tobacco Control (“FCTC”). The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation. The FCTC has led to increased efforts by tobacco control advocates and public health organizations to reduce the palatability and attractiveness of tobacco products to adult smokers. Regulatory initiatives that have been proposed, introduced or enacted include:

•	the levying of substantial and increasing tax and duty charges;

•	restrictions or bans on advertising, marketing and sponsorship;

•	the display of larger health warnings, graphic health warnings and other labeling requirements;

•	restrictions on packaging design, including the use of colors, and plain packaging;

•	restrictions or bans on the display of tobacco product packaging at the point of sale and restrictions or bans on cigarette vending machines;

•	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents;

•	disclosure, restrictions, or bans of tobacco product ingredients;

•	increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;

•	elimination of duty free sales and duty free allowances for travelers; and

•	encouraging litigation against tobacco companies.
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
We compete primarily on the basis of product quality, brand recognition, brand loyalty, taste, innovation, packaging, service, marketing, advertising and price. We are subject to highly competitive conditions in all aspects of our business. The competitive environment and our competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors’ introduction of lower-price products or innovative products, higher tobacco product taxes, higher absolute prices and larger gaps between retail price categories, and product regulation that diminishes the ability to differentiate tobacco products. Competitors include three large international tobacco companies and several regional and local tobacco companies and, in some instances, state-owned tobacco enterprises, principally in Algeria, China, Egypt, Taiwan, Thailand and Vietnam. Industry consolidation and privatizations of state-owned enterprises have led to an overall increase in competitive pressures. Some competitors have different profit and volume objectives and some international competitors are less susceptible to changes in currency exchange rates.
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
The repatriation of our foreign earnings, changes in the earnings mix, and changes in U.S. tax laws may increase our effective tax rate. Our ability to receive payments from foreign subsidiaries could be restricted by local country currency exchange controls.
Because we are a U.S. holding company, our most significant source of funds is distributions from our non-U.S. subsidiaries. Under current U.S. tax law, in general we do not pay U.S. taxes on our foreign earnings until they are repatriated to the U.S. as distributions from our non-U.S. subsidiaries. These distributions may result in a residual U.S. tax cost. It may be advantageous to us in certain circumstances to significantly increase the amount of such distributions, which could result in a material increase in our overall effective tax rate. Additionally, the Obama Administration has indicated that it favors changes in U.S. tax law that would fundamentally change how our earnings are taxed in the U.S. If enacted and depending upon its precise terms, such legislation could increase our overall effective tax rate. It is possible that certain countries in which we operate could adopt currency exchange controls that limit or prohibit our local subsidiaries' ability to make payments outside the country.
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
Information regarding Risk Factors appears in “MD&A – Cautionary Factors That May Affect Future Results,” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A. Risk Factors of our Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity for each of the three months in the quarter ended March 31, 2012 was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2012 – January 31, 2012 (1)	4,037,424	$77.43	140,484,761	$3,334,413,099
February 1, 2012 – February 29, 2012 (1)	4,685,991	$82.17	145,170,752	$2,949,371,904
March 1, 2012 – March 31, 2012 (1)	9,333,166	$85.97	154,503,918	$2,147,045,830
Pursuant to Publicly Announced Plans or Programs	18,056,581	$83.07
January 1, 2012 – January 31, 2012 (3)	810	$75.00
February 1, 2012 – February 29, 2012 (3)	637,046	$78.85
March 1, 2012 – March 31, 2012 (3)	4,250	$82.73
For the Quarter Ended March 31, 2012	18,698,687	$82.93

(1)
On February 11, 2010, our Board of Directors authorized a share repurchase program of $12 billion over three years. The new program commenced in May 2010 after the completion of our previous two-year $13 billion program. These share repurchases have been made pursuant to this program.

(2)	Aggregate number of shares repurchased under the $12 billion share repurchase program as of the end of the period presented.

(3)
Shares repurchased represent shares tendered to us by employees who vested in restricted and deferred stock awards, or exercised stock options, and used shares to pay all, or a portion of, the related taxes and/or option exercise price.

Item 6.	Exhibits.

10.1	Form of Deferred Stock Agreement (April 16, 2012).

10.2	Form of Deferred Stock Agreement (February 9, 2012) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 13, 2012).

10.3
Separation Agreement and Release between Philip Morris International Management SA and David Bernick (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 13, 2012).

12	Statement regarding computation of ratios of earnings to fixed charges.

31.1
Certification of the Registrant's Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of the Registrant's Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant's Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant's Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILIP MORRIS INTERNATIONAL INC.

/s/ HERMANN WALDEMER

Hermann Waldemer
Chief Financial Officer

May 4, 2012