Form 10-Q
period 2012-06-30
Philip Morris International Inc.
filed 2012-08-03
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At July 31, 2012, there were 1,685,722,302 shares outstanding of the registrant’s common stock, no par value per share.

PHILIP MORRIS INTERNATIONAL INC.

In this report, “PMI,” “we,” “us” and “our” refers to Philip Morris International Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$3,846	$2,550
Receivables (less allowances of $49 in 2012 and $45 in 2011)	3,553	3,201
Inventories:
Leaf tobacco	3,583	3,463
Other raw materials	1,102	1,185
Finished product	2,627	3,472
	7,312	8,120
Deferred income taxes	415	397
Other current assets	435	591
Total current assets	15,561	14,859
Property, plant and equipment, at cost	12,954	12,913
Less: accumulated depreciation	6,793	6,663
	6,161	6,250
Goodwill	9,737	9,928
Other intangible assets, net	3,614	3,697
Other assets	725	754
TOTAL ASSETS	$35,798	$35,488

See notes to condensed consolidated financial statements.
Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share data)
(Unaudited)

	June 30, 2012	December 31, 2011
LIABILITIES
Short-term borrowings	$2,694	$1,511
Current portion of long-term debt	3,284	2,206
Accounts payable	1,019	1,031
Accrued liabilities:
Marketing and selling	477	519
Taxes, except income taxes	5,344	5,346
Employment costs	769	894
Dividends payable	1,314	1,341
Other	833	873
Income taxes	968	897
Deferred income taxes	128	176
Total current liabilities	16,830	14,794
Long-term debt	14,824	14,828
Deferred income taxes	1,964	1,976
Employment costs	1,601	1,665
Other liabilities	433	462
Total liabilities	35,652	33,725
Contingencies (Note 10)
Redeemable noncontrolling interest (Note 7)	1,262	1,212
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2012 and 2011)	—	—
Additional paid-in capital	1,233	1,235
Earnings reinvested in the business	23,599	21,757
Accumulated other comprehensive losses	(3,376)	(2,863)
	21,456	20,129
Less: cost of repurchased stock (416,738,735 and 383,407,665 shares in 2012 and 2011, respectively)	22,822	19,900
Total PMI stockholders’ (deficit) equity	(1,366)	229
Noncontrolling interests	250	322
Total stockholders’ (deficit) equity	(1,116)	551
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$35,798	$35,488

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
Net revenues	$38,059	$36,764
Cost of sales	5,108	5,139
Excise taxes on products	22,491	21,700
Gross profit	10,460	9,925
Marketing, administration and research costs	3,388	3,141
Asset impairment and exit costs	16	17
Amortization of intangibles	49	48
Operating income	7,007	6,719
Interest expense, net	422	421
Earnings before income taxes	6,585	6,298
Provision for income taxes	1,946	1,826
Net earnings	4,639	4,472
Net earnings attributable to noncontrolling interests	161	144
Net earnings attributable to PMI	$4,478	$4,328
Per share data (Note 8):
Basic earnings per share	$2.60	$2.42
Diluted earnings per share	$2.60	$2.42
Dividends declared	$1.54	$1.28

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended June 30,
	2012	2011
Net revenues	$20,037	$20,234
Cost of sales	2,666	2,844
Excise taxes on products	11,917	11,961
Gross profit	5,454	5,429
Marketing, administration and research costs	1,817	1,692
Asset impairment and exit costs	8	1
Amortization of intangibles	25	24
Operating income	3,604	3,712
Interest expense, net	209	208
Earnings before income taxes	3,395	3,504
Provision for income taxes	988	1,019
Net earnings	2,407	2,485
Net earnings attributable to noncontrolling interests	90	76
Net earnings attributable to PMI	$2,317	$2,409
Per share data (Note 8):
Basic earnings per share	$1.36	$1.35
Diluted earnings per share	$1.36	$1.35
Dividends declared	$0.77	$0.64

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
Net earnings	$4,639	$4,472
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments, net of income taxes of ($33) in 2012 and $93 in 2011	(566)	828
Change in net loss and prior service cost:
Net losses and prior service costs, net of income taxes of $- in 2012 and ($2) in 2011	(1)	8
Less amortization of net losses, prior service costs and net transition costs, net of income taxes of ($21) in 2012 and ($12) in 2011	78	44
Change in fair value of derivatives accounted for as hedges:
(Gains)/losses transferred to earnings, net of income taxes of $1 in 2012 and ($2) in 2011	(12)	14
Gains recognized, net of income taxes of ($1) in 2012 and $- in 2011	12	5
Change in fair value of equity securities	—	(1)
Total other comprehensive (losses) earnings	(489)	898
Total comprehensive earnings	4,150	5,370
Less comprehensive earnings attributable to:
Noncontrolling interests	86	112
Redeemable noncontrolling interest	99	52
Comprehensive earnings attributable to PMI	$3,965	$5,206

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended June 30,
	2012	2011
Net earnings	$2,407	$2,485
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments, net of income taxes of ($55) in 2012 and ($20) in 2011	(1,027)	(135)
Change in net loss and prior service cost:
Net losses and prior service costs, net of income taxes of $- in 2012 and ($2) in 2011	(1)	8
Less amortization of net losses, prior service costs and net transition costs, net of income taxes of ($9) in 2012 and ($5) in 2011	40	22
Change in fair value of derivatives accounted for as hedges:
(Gains)/losses transferred to earnings, net of income taxes of $- in 2012 and ($1) in 2011	(2)	7
Losses recognized, net of income taxes of $4 in 2012 and $2 in 2011	(34)	(17)
Change in fair value of equity securities	—	(1)
Total other comprehensive losses	(1,024)	(116)
Total comprehensive earnings	1,383	2,369
Less comprehensive earnings attributable to:
Noncontrolling interests	25	51
Redeemable noncontrolling interest	50	25
Comprehensive earnings attributable to PMI	$1,308	$2,293

See notes to condensed consolidated financial statements

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
for the Six Months Ended June 30, 2012 and 2011
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests		Total
Balances, January 1, 2011	$—	$1,225	$18,133	$(1,140)	$(14,712)	$427		$3,933
Net earnings			4,328			94	(a)	4,422	(a)
Other comprehensive earnings, net of income taxes				878		18	(a)	896	(a)
Exercise of stock options and issuance of other stock awards		(65)			210			145
Dividends declared ($1.28 per share)			(2,283)					(2,283)
Payments to noncontrolling interests						(231)		(231)
Purchase of subsidiary shares from noncontrolling interests		(1)				(1)		(2)
Common stock repurchased					(2,904)			(2,904)
Balances, June 30, 2011	$—	$1,159	$20,178	$(262)	$(17,406)	$307		$3,976
Balances, January 1, 2012	$—	$1,235	$21,757	$(2,863)	$(19,900)	$322		$551
Net earnings			4,478			74	(a)	4,552	(a)
Other comprehensive earnings (losses), net of income taxes				(513)		12	(a)	(501)	(a)
Exercise of stock options and issuance of other stock awards		(2)			113			111
Dividends declared ($1.54 per share)			(2,636)					(2,636)
Payments to noncontrolling interests						(158)		(158)
Common stock repurchased					(3,035)			(3,035)
Balances, June 30, 2012	$—	$1,233	$23,599	$(3,376)	$(22,822)	$250		$(1,116)
(a) For the six months ended June 30, 2011, net earnings attributable to noncontrolling interests exclude $50 million of earnings related to the redeemable noncontrolling interest, which is reported outside of the equity section in the condensed consolidated balance sheet. Other comprehensive earnings, net of income taxes, also exclude $2 million of net currency translation adjustment gains related to the redeemable noncontrolling interest at June 30, 2011. For the six months ended June 30, 2012, net earnings attributable to noncontrolling interests exclude $87 million of earnings related to the redeemable noncontrolling interest, which is reported outside of the equity section in the condensed consolidated balance sheet. Other comprehensive earnings, net of income taxes, also exclude $12 million of net currency translation adjustment gains related to the redeemable noncontrolling interest at June 30, 2012.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$4,639	$4,472

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	449	488
Deferred income tax benefit	(34)	(30)
Asset impairment and exit costs, net of cash paid	(4)	(8)
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	(413)	(250)
Inventories	577	996
Accounts payable	80	186
Income taxes	20	142
Accrued liabilities and other current assets	(150)	426
Pension plan contributions	(56)	(50)
Other	270	143
Net cash provided by operating activities	5,378	6,515

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(476)	(345)
Purchases of businesses, net of acquired cash	—	(62)
Other	(36)	(14)
Net cash used in investing activities	(512)	(421)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Short-term borrowing activity by original maturity:
Net issuances (repayments) - maturities of 90 days or less	$1,930	$(1,206)
Issuances - maturities longer than 90 days	478	—
Repayments - maturities longer than 90 days	(1,215)	—
Long-term debt proceeds	2,981	990
Long-term debt repaid	(1,725)	(35)
Repurchases of common stock	(3,059)	(2,922)
Issuance of common stock	—	75
Dividends paid	(2,663)	(2,308)
Other	(215)	(292)
Net cash used in financing activities	(3,488)	(5,698)
Effect of exchange rate changes on cash and cash equivalents	(82)	79

Cash and cash equivalents:
Increase	1,296	475
Balance at beginning of period	2,550	1,703
Balance at end of period	$3,846	$2,178

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

Note 2. Asset Impairment and Exit Costs:
Pre-tax asset impairment and exit costs consisted of the following:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2012	2011	2012	2011
Separation programs:
European Union	$—	$12	$—	$1
Eastern Europe, Middle East & Africa	—	2	—	—
Asia	—	2	—	—
Latin America & Canada	16	1	8	—
Total separation programs	16	17	8	1
Asset impairment and exit costs	$16	$17	$8	$1

Exit Costs
Separation Programs
The 2012 pre-tax separation program charges primarily related to severance costs associated with the ongoing optimization of our manufacturing footprint. The 2011 pre-tax separation program charges primarily related to severance costs for factory and R&D restructurings in the European Union.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Movement in Exit Cost Liabilities
The movement in exit cost liabilities for the six months ended June 30, 2012 was as follows:

(in millions)
Liability balance, January 1, 2012	$28
Charges	16
Cash spent	(20)
Currency/other	(2)
Liability balance, June 30, 2012	$22
Cash payments related to exit costs at PMI were $20 million and $7 million for the six months and three months ended June 30, 2012, respectively, and $25 million and $20 million for the six months and three months ended June 30, 2011, respectively. Future cash payments for exit costs incurred to date are expected to be approximately $22 million, and will be substantially paid by 2013.

Note 3. Stock Plans:
In May 2012, PMI’s stockholders approved the Philip Morris International Inc. 2012 Performance Incentive Plan (the “2012 Plan”). The 2012 Plan replaced the 2008 Performance Incentive Plan (the “2008 Plan”) and, as a result, there will be no additional grants out of the 2008 Plan. Under the 2012 Plan, PMI may grant to eligible employees restricted stock, restricted stock units and deferred stock units, performance-based cash incentive awards and performance-based equity awards. While the 2008 Plan authorized incentive stock options, non-qualified stock options and stock appreciation rights, the 2012 Plan does not authorize any stock options or stock appreciation rights. Up to 30 million shares of PMI’s common stock may be issued under the 2012 Plan. At June 30, 2012, shares available for grant under the 2012 Plan were 29,998,940.
In 2008, PMI adopted the Philip Morris International Inc. 2008 Stock Compensation Plan for Non-Employee Directors (the “Non-Employee Directors Plan”). A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the Non-Employee Directors Plan. As of June 30, 2012, shares available for grant under the plan were 798,801.
During the six months ended June 30, 2012, PMI granted 3.2 million shares of restricted and deferred stock awards to eligible employees at a weighted-average grant date fair value of $79.57 per share. During the six months ended June 30, 2011, PMI granted 3.8 million shares of restricted and deferred stock awards to eligible employees at a weighted average grant date fair value of $59.40 per share. PMI recorded compensation expense for restricted stock and deferred stock awards of $136 million and $81 million during the six months ended June 30, 2012 and 2011, respectively, and $59 million and $43 million during the three months ended June 30, 2012 and 2011, respectively. During the first quarter of 2012, compensation expense included approximately $27 million of accelerated expense primarily associated with employees approaching or reaching certain age milestones that accelerate the vesting. As of June 30, 2012, PMI had $337 million of total unrecognized compensation cost related to non-vested restricted and deferred stock awards. The cost is recognized over the original restriction period of the awards, which is typically three or more years after the date of the award, subject to earlier vesting on death or disability or normal retirement, or separation from employment by mutual agreement after reaching age 58.

During the six months ended June 30, 2012, 3.6 million shares of PMI restricted stock and deferred stock awards vested. The grant date fair value of all the vested shares was approximately $142 million. The total fair value of restricted stock and deferred stock awards that vested during the six months ended June 30, 2012 was approximately $288 million.

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
Pension Plans
Components of Net Periodic Benefit Cost
Net periodic pension cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Service cost	$4	$3	$96	$85
Interest cost	8	9	96	101
Expected return on plan assets	(8)	(8)	(162)	(156)
Amortization:
Net loss	5	4	62	28
Prior service cost	1	—	4	4
Other	—	1	—	—
Net periodic pension cost	$10	$9	$96	$62

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2012	2011	2012	2011
Service cost	$2	$1	$47	$44
Interest cost	4	5	47	52
Expected return on plan assets	(4)	(4)	(78)	(80)
Amortization:
Net loss	2	2	31	14
Prior service cost	1	—	1	2
Net periodic pension cost	$5	$4	$48	$32

Employer Contributions
PMI makes, and plans to make, contributions, to the extent that they are tax deductible and to meet specific funding requirements of its funded U.S. and non-U.S. plans. Employer contributions of $56 million were made to the pension plans during the six months ended June 30, 2012. Currently, PMI anticipates making additional contributions during the remainder of 2012 of approximately $107 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5. Goodwill and Other Intangible Assets, net:
Goodwill and other intangible assets, net, by segment were as follows:

	Goodwill		Other Intangible Assets, net
(in millions)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
European Union	$1,351	$1,392	$642	$663
Eastern Europe, Middle East & Africa	613	666	243	250
Asia	4,836	4,966	1,572	1,633
Latin America & Canada	2,937	2,904	1,157	1,151
Total	$9,737	$9,928	$3,614	$3,697
Goodwill is due primarily to PMI’s acquisitions in Canada, Indonesia, Mexico, Greece, Serbia, Colombia and Pakistan, as well as the business combination in the Philippines in February 2010. The movements in goodwill from December 31, 2011, were as follows:

(in millions)	European Union	Eastern Europe, Middle East & Africa	Asia	Latin America & Canada	Total
Balance at December 31, 2011	$1,392	$666	$4,966	$2,904	$9,928
Changes due to:
Acquisitions	—	—	—	—	—
Currency	(41)	(53)	(130)	33	(191)
Balance at June 30, 2012	$1,351	$613	$4,836	$2,937	$9,737
Additional details of other intangible assets were as follows:

	June 30, 2012		December 31, 2011
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$2,034		$2,067
Amortizable intangible assets	1,995	$415	2,001	$371
Total other intangible assets	$4,029	$415	$4,068	$371

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia in 2005 and Mexico in 2007. Amortizable intangible assets primarily consist of certain trademarks, distribution networks and non-compete agreements associated with business combinations. The range of useful lives as well as the weighted-average remaining useful life of amortizable intangible assets at June 30, 2012 is as follows:

Description	Initial Estimated Useful Lives	Weighted-Average Remaining Useful Life
Trademarks	2 - 40 years	26	years
Distribution networks	20 - 30 years	16	years
Non-compete agreements	3 - 10 years	3	years
Other (including farmer contracts and intellectual property rights)	12.5 - 17 years	13	years

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Pre-tax amortization expense for intangible assets during the six months ended June 30, 2012 and 2011, was $49 million and $48 million, respectively, and $25 million and $24 million for the three months ended June 30, 2012 and 2011, respectively. Amortization expense for each of the next five years is estimated to be $98 million or less, assuming no additional transactions occur that require the amortization of intangible assets.
The decrease in the gross carrying amount of other intangible assets from December 31, 2011, was due to currency movements.
During the first quarter of 2012, PMI completed its annual review of goodwill and non-amortizable intangible assets for potential impairment, and no impairment charges were required as a result of this review.

Note 6. Financial Instruments:
Overview
PMI operates in markets outside of the United States of America, with manufacturing and sales facilities in various locations around the world. PMI utilizes certain financial instruments to manage foreign currency exposure. Derivative financial instruments are used by PMI principally to reduce exposures to market risks resulting from fluctuations in foreign currency exchange rates by creating offsetting exposures. PMI is not a party to leveraged derivatives and, by policy, does not use derivative financial instruments for speculative purposes. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. PMI formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of the forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that the forecasted transaction would not occur, the gain or loss would be recognized in earnings. PMI reports its net transaction gains or losses in marketing, administration and research costs on the condensed consolidated statements of earnings.
PMI uses deliverable and non-deliverable forward foreign exchange contracts, foreign currency swaps, foreign currency collars and foreign currency options, collectively referred to as foreign exchange contracts, to mitigate its exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions. The primary currencies to which PMI is exposed include the Euro, Indonesian rupiah, Japanese yen, Mexican peso, Russian ruble, Swiss franc and Turkish lira. At June 30, 2012, PMI had contracts with aggregate notional amounts of $16.0 billion. Of the $16.0 billion aggregate notional amount at June 30, 2012, $2.5 billion related to cash flow hedges, $3.4 billion related to hedges of net investments in foreign operations and $10.1 billion related to other derivatives that primarily offset currency exposures on intercompany financing.
The fair value of PMI’s foreign exchange contracts included in the condensed consolidated balance sheet as of June 30, 2012 and December 31, 2011, were as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in millions)	Balance Sheet Classification	At June 30, 2012	At December 31, 2011	Balance Sheet Classification	At June 30, 2012	At December 31, 2011
Foreign exchange contracts designated as hedging instruments	Other current assets	$91	$57	Other accrued liabilities	$6	$4
	Other assets	3	—	Other liabilities	1	—
Foreign exchange contracts not designated as hedging instruments	Other current assets	50	88	Other accrued liabilities	56	62
				Other liabilities	1	—
Total derivatives		$144	$145		$64	$66

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Hedging activities, which represent movement in derivatives as well as the respective underlying transactions, had the following effect on PMI’s condensed consolidated statements of earnings and other comprehensive earnings for the six months and three months ended June 30, 2012 and 2011:

(in millions)	For the Six Months Ended June 30, 2012
Gain (Loss)	Cash Flow Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$24		$—		$24
Cost of sales	19		—		19
Marketing, administration and research costs	—		—		—
Operating income	43		—		43
Interest expense, net	(30)		6		(24)
Earnings before income taxes	13		6		19
Provision for income taxes	(1)		—		(1)
Net earnings attributable to PMI	$12		$6		$18
Other Comprehensive Earnings:
Gains transferred to earnings	$(13)			$1	$(12)
Recognized gains	13			(1)	12
Net impact on equity	$—			$—	$—
Cumulative translation adjustment		$—			$—

(in millions)	For the Six Months Ended June 30, 2011
Gain (Loss)	Cash Flow Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$—		$—		$—
Cost of sales	—		—		—
Marketing, administration and research costs	—		—		—
Operating income	—		—		—
Interest expense, net	(16)		14		(2)
Earnings before income taxes	(16)		14		(2)
Provision for income taxes	2		(4)		(2)
Net earnings attributable to PMI	$(14)		$10		$(4)
Other Comprehensive Earnings:
Losses transferred to earnings	$16			$(2)	$14
Recognized gains	5			—	5
Net impact on equity	$21			$(2)	$19
Cumulative translation adjustment		$2			$2

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in millions)	For the Three Months Ended June 30, 2012
Gain (Loss)	Cash Flow Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$13		$—		$13
Cost of sales	4		—		4
Marketing, administration and research costs	—		—		—
Operating income	17		—		17
Interest expense, net	(15)		5		(10)
Earnings before income taxes	2		5		7
Provision for income taxes	—		—		—
Net earnings attributable to PMI	$2		$5		$7
Other Comprehensive Earnings:
Gains transferred to earnings	$(2)			$—	$(2)
Recognized losses	(38)			4	(34)
Net impact on equity	$(40)			$4	$(36)
Cumulative translation adjustment		$—			$—

(in millions)	For the Three Months Ended June 30, 2011
Gain (Loss)	Cash Flow Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$—		$—		$—
Cost of sales	—		—		—
Marketing, administration and research costs	—		—		—
Operating income	—		—		—
Interest expense, net	(8)		11		3
Earnings before income taxes	(8)		11		3
Provision for income taxes	1		(3)		(2)
Net earnings attributable to PMI	$(7)		$8		$1
Other Comprehensive Earnings:
Losses transferred to earnings	$8			$(1)	$7
Recognized losses	(19)			2	(17)
Net impact on equity	$(11)			$1	$(10)
Cumulative translation adjustment		$—			$—

Each type of hedging activity is described in greater detail below.
Cash Flow Hedges
PMI has entered into foreign exchange contracts to hedge foreign currency exchange risk related to certain forecasted transactions. The effective portion of gains and losses associated with qualifying cash flow hedge contracts is deferred as a component of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. During the six months and three months ended June 30, 2012 and 2011, ineffectiveness related to cash

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

flow hedges was not material. As of June 30, 2012, PMI has hedged forecasted transactions for periods not exceeding the next thirteen months. The impact of these hedges is included in operating cash flows on PMI’s condensed consolidated statements of cash flows.

For the six months and three months ended June 30, 2012 and 2011, foreign exchange contracts that were designated as cash flow hedging instruments impacted the condensed consolidated statements of earnings and other comprehensive earnings as follows:

(pre-tax, in millions)	For the Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings on Derivatives
		2012	2011	2012	2011
Foreign exchange contracts				$13	$5
	Net revenues	$24	$—
	Cost of sales	19	—
	Marketing, administration and research costs	—	—
	Interest expense, net	(30)	(16)
Total		$13	$(16)	$13	$5

(pre-tax, in millions)	For the Three Months Ended June 30,
Derivatives in Cash Flow Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings on Derivatives
		2012	2011	2012	2011
Foreign exchange contracts				$(38)	$(19)
	Net revenues	$13	$—
	Cost of sales	4	—
	Marketing, administration and research costs	—	—
	Interest expense, net	(15)	(8)
Total		$2	$(8)	$(38)	$(19)

Hedges of Net Investments in Foreign Operations
PMI designates certain foreign currency denominated debt and forward exchange contracts as net investment hedges of its foreign operations. For the six months ended June 30, 2012 and 2011, these hedges of net investments resulted in gains (losses), net of income taxes, of $40 million and $(276) million, respectively. For the three months ended June 30, 2012 and 2011, these hedges of net investments resulted in gains (losses), net of income taxes, of $82 million and $(69) million, respectively. These gains (losses) were reported as a component of accumulated other comprehensive losses within currency translation adjustments. For the six months and three months ended June 30, 2012 and 2011, ineffectiveness related to net investment hedges was not material. Other investing cash flows on PMI’s condensed consolidated statements of cash flows includes the premiums paid for and settlements of net investment hedges.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the six months and three months ended June 30, 2012 and 2011, foreign exchange contracts that were designated as net investment hedging instruments impacted the condensed consolidated statements of earnings and other comprehensive earnings as follows:

(pre-tax, in millions)	For the Six Months Ended June 30,
Derivatives in Net Investment Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings on Derivatives
		2012	2011	2012	2011
Foreign exchange contracts				$—	$2
	Interest expense, net	$—	$—

(pre-tax, in millions)	For the Three Months Ended June 30,
Derivatives in Net Investment Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings on Derivatives
		2012	2011	2012	2011
Foreign exchange contracts				$—	$—
	Interest expense, net	$—	$—

Other Derivatives
PMI has entered into foreign exchange contracts to hedge the foreign currency exchange risks related to intercompany loans between certain subsidiaries, and third-party loans. While effective as economic hedges, no hedge accounting is applied for these contracts; therefore, the unrealized gains (losses) relating to these contracts are reported in PMI’s condensed consolidated statements of earnings. For the six months ended June 30, 2012 and 2011, the gains (losses) from contracts for which PMI did not apply hedge accounting were $(124) million and $138 million, respectively. For the three months ended June 30, 2012 and 2011, the gains (losses) from contracts for which PMI did not apply hedge accounting were $(186) million and $(157) million, respectively. The gains (losses) from these contracts substantially offset the losses and gains generated by the underlying intercompany and third-party loans being hedged.

As a result, for the six months and three months ended June 30, 2012 and 2011, these items impacted the condensed consolidated statements of earnings as follows:

(pre-tax, in millions)
Derivatives not Designated as Hedging Instruments	Statement of Earnings Classification of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Earnings
		For the Six Months Ended June 30,		For the Three Months Ended June 30,
		2012	2011	2012	2011
Foreign exchange contracts
	Marketing, administration and research costs	$—	$—	$—	$—
	Interest expense, net	6	14	5	11
		$6	$14	$5	$11

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses
Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity impacted accumulated other comprehensive losses, net of income taxes, as follows:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2012	2011	2012	2011
Gain at beginning of period	$15	$2	$51	$31
Derivative (gains) losses transferred to earnings	(12)	14	(2)	7
Change in fair value	12	5	(34)	(17)
Gain as of June 30	$15	$21	$15	$21
At June 30, 2012, PMI expects $12 million of derivative gains that are included in accumulated other comprehensive losses to be reclassified to the condensed consolidated statement of earnings within the next twelve months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.
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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

With the consolidation of PMFTC, FTC’s share of PMFTC’s comprehensive income or loss is attributable to the redeemable noncontrolling interest, impacting the carrying value. To the extent that the attribution of these amounts would cause the carrying value to fall below the redemption amount of $1.17 billion, the carrying amount would be adjusted back up to the redemption value through stockholders’ (deficit) equity. The movement in redeemable noncontrolling interest for the six months ended June 30, 2012 was as follows:

(in millions)
Redeemable noncontrolling interest at December 31, 2011	$1,212
Share of net earnings	87
Dividend payments	(49)
Currency translation	12
Redeemable noncontrolling interest at June 30, 2012	$1,262
The redeemable noncontrolling interest balance at June 30, 2011 was $1,204 million. The increase in redeemable noncontrolling interest from December 31, 2010 through June 30, 2011 of $16 million was due to $50 million of net earnings and currency translation gains of $2 million, partially offset by dividend payments of $36 million.
In future periods, if the fair value of 50% of PMFTC were to drop below the redemption value of $1.17 billion, the difference would be treated as a special dividend to FTC and would reduce PMI’s earnings per share. Reductions in earnings per share may be partially or fully reversed in subsequent periods if the fair value of the redeemable noncontrolling interest increases relative to the redemption value. Such increases in earnings per share would be limited to cumulative prior reductions. At June 30, 2012, PMI determined that 50% of the fair value of PMFTC exceeded the redemption value of $1.17 billion.

Note 8. Earnings Per Share:
Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2012	2011	2012	2011
Net earnings attributable to PMI	$4,478	$4,328	$2,317	$2,409
Less distributed and undistributed earnings attributable to share-based payment awards	24	24	12	14
Net earnings for basic and diluted EPS	$4,454	$4,304	$2,305	$2,395
Weighted-average shares for basic EPS	1,710	1,782	1,701	1,772
Plus incremental shares from assumed conversions:
Stock options	—	—	—	—
Weighted-average shares for diluted EPS	1,710	1,782	1,701	1,772
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

Segment data were as follows:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2012	2011	2012	2011
Net revenues:
European Union	$13,750	$14,495	$7,280	$8,080
Eastern Europe, Middle East & Africa	9,131	8,274	5,062	4,603
Asia	10,494	9,434	5,317	5,146
Latin America & Canada	4,684	4,561	2,378	2,405
Net revenues	$38,059	$36,764	$20,037	$20,234
Earnings before income taxes:
Operating companies income:
European Union	$2,147	$2,286	$1,117	$1,280
Eastern Europe, Middle East & Africa	1,758	1,557	948	835
Asia	2,771	2,491	1,364	1,398
Latin America & Canada	486	519	249	268
Amortization of intangibles	(49)	(48)	(25)	(24)
General corporate expenses	(106)	(86)	(49)	(45)
Operating income	7,007	6,719	3,604	3,712
Interest expense, net	(422)	(421)	(209)	(208)
Earnings before income taxes	$6,585	$6,298	$3,395	$3,504
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
Tobacco-Related Litigation
To date, we have paid total judgments, including costs, of approximately six thousand Euros in tobacco-related cases. These payments were made in order to appeal three Italian small claims cases, two of which have been subsequently reversed on appeal. To date, no tobacco-related case has been finally resolved in favor of a plaintiff against us, our subsidiaries or indemnitees.
The table below lists the number of tobacco-related cases pending against us and/or our subsidiaries or indemnitees as of August 1, 2012, 2011 and 2010:

Type of Case	Number of Cases Pending as of August 1, 2012	Number of Cases Pending as of August 1, 2011	Number of Cases Pending as of August 1, 2010
Individual Smoking and Health Cases	74	94	116
Smoking and Health Class Actions	10	10	11
Health Care Cost Recovery Actions	14	11	10
Lights Class Actions	2	2	2
Individual Lights Cases (small claims court)	7	9	10
Public Civil Actions	3	4	9
Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 385 Smoking and Health, Lights, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Ten cases have had decisions in favor of plaintiffs. Seven of these cases have subsequently reached final resolution in our favor and three remain on appeal.

The table below lists the verdicts and post-trial developments in the three pending cases (excluding an individual case on appeal from an Italian small claims court) in which verdicts were returned in favor of plaintiffs:

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
May 2011	Brazil/Laszlo	Individual Smoking and Health
The Civil Court of São Vicente found for plaintiff and ordered Philip Morris Brasil to pay damages of R$31,333 (approximately $15,360), plus future costs for cessation and medical treatment of smoking related diseases.
In June 2011, Philip Morris Brasil filed an appeal. In December 2011, the Appellate Court reversed the trial court decision. In February 2012, plaintiff appealed the decision.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
September 2009	Brazil/Bernhardt	Individual Smoking and Health	The Civil Court of Rio de Janeiro found for plaintiff and ordered Philip Morris Brasil to pay R$13,000 (approximately $6,370) in “moral damages.”
Philip Morris Brasil filed its appeal against the decision on the merits with the Court of Appeals in November 2009. In February 2010, without addressing the merits, the Court of Appeals annulled the trial court's decision and remanded the case to the trial court to issue a new ruling, which was required to address certain compensatory damage claims made by the plaintiff that the trial court did not address in its original ruling. In July 2010, the trial court reinstated its original decision, while specifically rejecting the compensatory damages claim. Philip Morris Brasil appealed this decision.
In March 2011, the Court of Appeals affirmed the trial court's decision and denied Philip Morris Brasil's appeal. The Court of Appeals increased the amount of damages awarded to the plaintiff to R$100,000 (approximately $49,000). Philip Morris Brasil filed an appeal in June 2011. This appeal is still pending.

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

In April 2004, the court clarified its ruling, awarding “moral damages” of R$1,000 (approximately $490) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class was not estimated. Defendants appealed to the São Paulo Court of Appeals, which annulled the ruling in November 2008, finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In May 2011, the trial court dismissed the claim. Plaintiff has appealed.
In addition, the defendants filed a constitutional appeal to the Federal Supreme Tribunal on the basis that the plaintiff did not have standing to bring the lawsuit. This appeal is still pending.

Pending claims related to tobacco products generally fall within the following categories:
Smoking and Health Litigation: These cases primarily allege personal injury and are brought by individual plaintiffs or on behalf of a class or purported class of individual plaintiffs. Plaintiffs' allegations of liability in these cases are based on various theories of recovery, including negligence, gross negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, violations of deceptive trade practice laws and consumer protection statutes. Plaintiffs in these cases seek various forms of relief, including compensatory and other damages, and injunctive and equitable relief. Defenses raised in these cases include licit activity, failure to state a claim, lack of defect, lack of proximate cause, assumption of the risk, contributory negligence, and statute of limitations.
As of August 1, 2012, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•
74 cases brought by individual plaintiffs in Argentina (31), Brazil (30), Canada (2), Chile (2), Greece (1), Italy (5), the Philippines (1), Scotland (1) and Turkey (1), compared with 94 such cases on August 1, 2011, and 116 cases on August 1, 2010; and

•	10 cases brought on behalf of classes of individual plaintiffs in Brazil (2) and Canada (8), compared with 10 such cases on August 1, 2011, and 11 such cases on August 1, 2010.

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
In the second class action pending in Brazil, Public Prosecutor of São Paulo v. Philip Morris Brasil Industria e Comercio Ltda., Civil Court of the City of São Paulo, Brazil, filed August 6, 2007, our subsidiary is a defendant. The plaintiff, the Public Prosecutor

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

of the State of São Paulo, is seeking (i) unspecified damages on behalf of all smokers nationwide, former smokers, and their relatives; (ii) unspecified damages on behalf of people exposed to environmental tobacco smoke (“ETS”) nationwide, and their relatives; and (iii) reimbursement of the health care costs allegedly incurred for the treatment of tobacco-related diseases by all Brazilian States and Municipalities, and the Federal District. In an interim ruling issued in December 2007, the trial court limited the scope of this claim to the State of São Paulo only. In December 2008, the Seventh Civil Court of São Paulo issued a decision declaring that it lacked jurisdiction because the case involved issues similar to the ADESF case discussed above and should be transferred to the Nineteenth Lower Civil Court in São Paulo where the ADESF case is pending. The court further stated that these cases should be consolidated for the purposes of judgment. Our subsidiary appealed this decision to the State of São Paulo Court of Appeals, which subsequently declared the case stayed pending the outcome of the appeal. In April 2010, the São Paulo Court of Appeals reversed the Seventh Civil Court's decision that consolidated the cases, finding that they are based on different legal claims and are progressing at different stages of proceedings. This case was returned to the Seventh Civil Court of São Paulo, and our subsidiary filed its closing arguments in December 2010. In March 2012, the trial court dismissed the case on the merits. This decision has been appealed.
In the first class action pending in Canada, Cecilia Letourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, our subsidiary and other Canadian manufacturers are defendants. The plaintiff, an individual smoker, is seeking compensatory and unspecified punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005. On February 14, 2012, the court ruled that the federal government will remain as a third-party in the case. Trial began on March 12, 2012. At the present pace, trial is expected to continue into 2013 and possibly into 2014, with a judgment to follow as much as several months or more after the conclusion of trial proceedings.
In the second class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, our subsidiary and other Canadian manufacturers are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, are seeking compensatory and unspecified punitive damages for each member of the class who allegedly suffers from certain smoking-related diseases. The class was certified in 2005. On February 14, 2012, the court ruled that the federal government will remain as a third-party in the case. Trial began on March 12, 2012. At the present pace, trial is expected to continue into 2013 and possibly into 2014, with a judgment to follow as much as several months or more after the conclusion of trial proceedings.
In the third class action pending in Canada, Kunta v. Canadian Tobacco Manufacturers' Council, et al., The Queen's Bench, Winnipeg, Canada, filed June 12, 2009, we, our subsidiaries, and our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The plaintiff, an individual smoker, alleges her own addiction to tobacco products and chronic obstructive pulmonary disease (“COPD”), severe asthma, and mild reversible lung disease resulting from the use of tobacco products. She is seeking compensatory and unspecified punitive damages on behalf of a proposed class comprised of all smokers, their estates, dependents and family members, as well as restitution of profits, and reimbursement of government health care costs allegedly caused by tobacco products. In September 2009, plaintiff's counsel informed defendants that he did not anticipate taking any action in this case while he pursues the class action filed in Saskatchewan (see description of Adams, below).
In the fourth class action pending in Canada, Adams v. Canadian Tobacco Manufacturers' Council, et al., The Queen's Bench, Saskatchewan, Canada, filed July 10, 2009, we, our subsidiaries, and our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The plaintiff, an individual smoker, alleges her own addiction to tobacco products and COPD resulting from the use of tobacco products. She is seeking compensatory and unspecified punitive damages on behalf of a proposed class comprised of all smokers who have smoked a minimum of 25,000 cigarettes and have allegedly suffered, or suffer, from COPD, emphysema, heart disease, or cancer, as well as restitution of profits. Preliminary motions are pending.
In the fifth class action pending in Canada, Semple v. Canadian Tobacco Manufacturers' Council, et al., The Supreme Court (trial court), Nova Scotia, Canada, filed June 18, 2009, we, our subsidiaries, and our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The plaintiff, an individual smoker, alleges his own addiction to tobacco products and COPD resulting from the use of tobacco products. He is seeking compensatory and unspecified punitive damages on behalf of a proposed class comprised of all smokers, their estates, dependents and family members, as well as restitution of profits, and reimbursement of government health care costs allegedly caused by tobacco products. No activity in this case is anticipated while plaintiff's counsel pursues the class action filed in Saskatchewan (see description of Adams, above).
In the sixth class action pending in Canada, Dorion v. Canadian Tobacco Manufacturers' Council, et al., The Queen's Bench, Alberta, Canada, filed June 15, 2009, we, our subsidiaries, and our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The plaintiff, an individual smoker, alleges her own addiction to tobacco products and chronic bronchitis and severe sinus infections resulting from the use of tobacco products. She is seeking compensatory and

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

unspecified punitive damages on behalf of a proposed class comprised of all smokers, their estates, dependents and family members, restitution of profits, and reimbursement of government health care costs allegedly caused by tobacco products. To date, we, our subsidiaries, and our indemnitees have not been properly served with the complaint. No activity in this case is anticipated while plaintiff's counsel pursues the class action filed in Saskatchewan (see description of Adams, above).
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

Health Care Cost Recovery Litigation: These cases, brought by governmental and non-governmental plaintiffs, seek reimbursement of health care cost expenditures allegedly caused by tobacco products. Plaintiffs' allegations of liability in these cases are based on various theories of recovery including unjust enrichment, negligence, negligent design, strict liability, breach of express and implied warranties, violation of a voluntary undertaking or special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, defective product, failure to warn, sale of cigarettes to minors, and claims under statutes governing competition and deceptive trade practices. Plaintiffs in these cases seek various forms of relief including compensatory and other damages, and injunctive and equitable relief. Defenses raised in these cases include lack of proximate cause, remoteness of injury, failure to state a claim, adequate remedy at law, “unclean hands” (namely, that plaintiffs cannot obtain equitable relief because they participated in, and benefited from, the sale of cigarettes), and statute of limitations.
As of August 1, 2012, there were 14 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Canada (8), Nigeria (5) and Spain (1), compared with 11 such cases on August 1, 2011 and 10 such cases on August 1, 2010.
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
In the second health care cost recovery case filed in Canada, Her Majesty the Queen in Right of New Brunswick v. Rothmans Inc., et al., Court of Queen's Bench of New Brunswick, Trial Court, New Brunswick, Fredericton, Canada, filed March 13, 2008, we, our subsidiaries, our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The claim was filed by the government of the province of New Brunswick based on legislation enacted in the province. This legislation is similar to the law introduced in British Columbia that authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” Pre-trial discovery is ongoing.
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
In the fifth health care cost recovery case filed in Canada, Attorney General of Quebec v. Imperial Tobacco Limited, et al., Superior Court of Quebec, Canada, filed June 8, 2012, we, our subsidiary, our indemnitee (PM USA), and other members of the industry are defendants. The claim was filed by the government of the province of Quebec based on legislation enacted in the province that is similar to the laws enacted in several other Canadian provinces. The legislation authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” We, our subsidiary and our indemnitee have all been served with the statement of claim.
In the sixth health care cost recovery case filed in Canada, Her Majesty in Right of Alberta v. Altria Group, Inc., et al., Supreme Court of Queen's Bench Alberta, Canada, filed June 8, 2012, we, our subsidiaries, our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The claim was filed by the government of the province of Alberta based on legislation enacted in the province that is similar to the laws enacted in several other Canadian provinces. The legislation authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” The defendants have not been served with the statement of claim.
In the seventh health care cost recovery case filed in Canada, Her Majesty the Queen in Right of the Province of Manitoba v. Rothmans, Benson & Hedges, Inc., et al., The Queen's Bench, Winnipeg Judicial Centre, Canada, filed May 31, 2012, we, our subsidiaries, our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The claim was filed by the government of the province of Manitoba based on legislation enacted in the province that is similar to the laws enacted in several other Canadian provinces. The legislation authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” Our subsidiaries have been served with the statement of claim.
In the eighth health care cost recovery case filed in Canada, The Government of Saskatchewan v. Rothmans, Benson & Hedges Inc., et al., Queen's Bench, Judicial Centre of Saskatchewan, Canada, filed June 8, 2012, we, our subsidiaries, our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The claim was filed by the government of the province of Saskatchewan based on legislation enacted in the province that is similar to the laws enacted in several other Canadian provinces. The legislation authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” Our subsidiaries have been served with the statement of claim.
In the first case in Nigeria, The Attorney General of Lagos State v. British American Tobacco (Nigeria) Limited, et al., High Court of Lagos State, Lagos, Nigeria, filed April 30, 2007, our subsidiary and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. In February 2008, our subsidiary was served with a Notice of Discontinuance. The claim was formally dismissed in March 2008. However, the plaintiff has since refiled its claim. Our subsidiary is in the process of making challenges to service and the court's jurisdiction. Currently, the case is stayed in the trial court pending the appeals of certain co-defendants relating to service objections. We currently have no employees, operations or assets in Nigeria.
In the second case in Nigeria, The Attorney General of Kano State v. British American Tobacco (Nigeria) Limited, et al., High Court of Kano State, Kano, Nigeria, filed May 9, 2007, our subsidiary and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. Our subsidiary is in the process of making challenges to service and the court's jurisdiction.
In the third case in Nigeria, The Attorney General of Gombe State v. British American Tobacco (Nigeria) Limited, et al., High Court of Gombe State, Gombe, Nigeria, filed May 18, 2007, our subsidiary and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. In July 2008, the court dismissed the case against all defendants based on the plaintiff's failure to comply with various procedural requirements when filing and serving the complaint. The plaintiff did not appeal the dismissal. However, in October 2008, the plaintiff refiled its claim. In June 2010, the court ordered the plaintiff to amend the claim to properly name Philip Morris International Inc. as a defendant. Philip Morris International Inc. objected to plaintiff's attempted service of amended process. In February 2011, the court granted, in part, our service objections, ruling that the plaintiff had not complied with the procedural steps necessary to serve us. As a result of this ruling, Philip Morris International Inc. is not currently a defendant in the case. Plaintiff may appeal the ruling or follow the procedural steps required to serve Philip Morris International Inc.
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
In the fifth case in Nigeria, The Attorney General of Ogun State v. British American Tobacco (Nigeria) Limited, et al., High Court of Ogun State, Abeokuta, Nigeria, filed February 26, 2008, our subsidiary and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. In May 2010, the trial court rejected our subsidiary's service objections. Our subsidiary has appealed.

In a series of proceedings in Spain, Junta de Andalucia, et al. v. Philip Morris Spain, et al., Court of First Instance, Madrid, Spain, the first of which was filed February 21, 2002, our subsidiary and other members of the industry were defendants. The plaintiffs sought reimbursement for the cost of treating certain of their citizens for various alleged smoking-related illnesses. In May 2004, the first instance court dismissed the initial case, finding that the State was a necessary party to the claim, and thus, the claim must be filed in the Administrative Court. In September 2007, the plaintiffs filed their complaint in the Administrative Court, which dismissed the claim based on a procedural issue in November 2007. In November 2009, the Supreme Court rejected plaintiffs' appeal, resulting in the final dismissal of the claim. However, plaintiffs have filed a second claim in the Administrative Court against the Ministry of Economy. This second claim seeks the same relief as the original claim, but relies on a different procedural posture. The Administrative Court has recognized our subsidiary as a party in this proceeding. Our subsidiary and other defendants filed preliminary objections that resulted in a stay of the term to file the answer. In May 2011, the court rejected the defendants' preliminary objections, but it has not yet set a deadline for defendants to file their answers.

Lights Cases: These cases, brought by individual plaintiffs, or on behalf of a class of individual plaintiffs, allege that the use of the term “lights” constitutes fraudulent and misleading conduct. Plaintiffs' allegations of liability in these cases are based on various theories of recovery including misrepresentation, deception, and breach of consumer protection laws. Plaintiffs seek various forms of relief including restitution, injunctive relief, and compensatory and other damages. Defenses raised include lack of causation, lack of reliance, assumption of the risk, and statute of limitations.
As of August 1, 2012, there were a number of lights cases pending against our subsidiaries or indemnitees, as follows:

•	2 cases brought on behalf of overlapping classes of individual plaintiffs in Israel, compared with 2 such cases on August 1, 2011 and 2 such cases on August 1, 2010; and

•
7 cases brought by individuals in the equivalent of small claims courts in Italy, where the maximum damages are approximately one thousand Euros per case, compared with 9 such cases on August 1, 2011, and 10 such cases on August 1, 2010.

In the first class action pending in Israel, El-Roy, et al. v. Philip Morris Incorporated, et al., District Court of Tel-Aviv/Jaffa, Israel, filed January 18, 2004, our subsidiary and our indemnitees (PM USA and our former importer) are defendants. The plaintiffs filed a purported class action claiming that the class members were misled by the descriptor “lights” into believing that lights cigarettes are safer than full flavor cigarettes. The claim seeks recovery of the purchase price of lights cigarettes and compensation for distress for each class member. Hearings took place in November and December 2008 regarding whether the case meets the legal requirements necessary to allow it to proceed as a class action. The parties' briefing on class certification was completed in March 2011. A hearing for final oral argument on class certification took place in November 2011. We are awaiting the court's decision.
The claims in a second class action pending in Israel, Navon, et al. v. Philip Morris Products USA, et al., District Court of Tel-

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Aviv/Jaffa, Israel, filed December 5, 2004, against our indemnitee (our distributor) and other members of the industry are similar to those in El-Roy, and the case is currently stayed pending a ruling on class certification in El-Roy.

Public Civil Actions: Claims have been filed either by an individual, or a public or private entity, seeking to protect collective or individual rights, such as the right to health, the right to information or the right to safety. Plaintiffs' allegations of liability in these cases are based on various theories of recovery including product defect, concealment, and misrepresentation. Plaintiffs in these cases seek various forms of relief including injunctive relief such as banning cigarettes, descriptors, smoking in certain places and advertising, as well as implementing communication campaigns and reimbursement of medical expenses incurred by public or private institutions.
As of August 1, 2012, there were 3 public civil actions pending against our subsidiaries in Argentina (1), Brazil (1), and Venezuela (1), compared with 4 such cases on August 1, 2011, and 9 such cases on August 1, 2010.
In the public civil action in Argentina, Asociación Argentina de Derecho de Danos v. Massalin Particulares S.A., et al., Civil Court of Buenos Aires, Argentina, filed February 26, 2007, our subsidiary and another member of the industry are defendants. The plaintiff, a consumer association, seeks the establishment of a relief fund for reimbursement of medical costs associated with diseases allegedly caused by smoking. Our subsidiary filed its answer in September 2007. In March 2010, the case file was transferred to the Federal Court on Administrative Matters after the Civil Court granted the plaintiff's request to add the national government as a co-plaintiff in the case.
In the public civil action in Brazil, The Brazilian Association for the Defense of Consumer Health (“SAUDECON”) v. Philip Morris Brasil Industria e Comercio Ltda. and Souza Cruz S.A., Civil Court of City of Porto Alegre, Brazil, filed November 3, 2008, our subsidiary is a defendant. The plaintiff, a consumer organization, is asking the court to establish a fund that will be used to provide treatment to smokers who claim to be addicted and who do not otherwise have access to smoking cessation treatment. Plaintiff requests that each defendant's liability be determined according to its market share. In May 2009, the trial court dismissed the case on the merits. Plaintiff has appealed.

In the public civil action in Venezuela, Federation of Consumers and Users Associations (“FEVACU”), et al. v. National Assembly of Venezuela and the Venezuelan Ministry of Health, Constitutional Chamber of the Venezuelan Supreme Court, filed April 29, 2008, we were not named as a defendant, but the plaintiffs published a notice pursuant to court order, notifying all interested parties to appear in the case. In January 2009, our subsidiary appeared in the case in response to this notice. The plaintiffs purport to represent the right to health of the citizens of Venezuela and claim that the government failed to protect adequately its citizens' right to health. The claim asks the court to order the government to enact stricter regulations on the manufacture and sale of tobacco products. In addition, the plaintiffs ask the court to order companies involved in the tobacco industry to allocate a percentage of their “sales or benefits” to establish a fund to pay for the health care costs of treating smoking-related diseases. In October 2008, the court ruled that plaintiffs have standing to file the claim and that the claim meets the threshold admissibility requirements.
Other Litigation
Other litigation includes an antitrust suit, a breach of contract action, various tax and individual employment cases and tort claims.

Antitrust: In the antitrust class action in Kansas, Smith v. Philip Morris Companies Inc., et al., District Court of Seward County, Kansas, filed February 7, 2000, we and other members of the industry are defendants. The plaintiff asserts that the defendant cigarette companies engaged in an international conspiracy to fix wholesale prices of cigarettes and sought certification of a class comprised of all persons in Kansas who were indirect purchasers of cigarettes from the defendants. The plaintiff claims unspecified economic damages resulting from the alleged price-fixing, trebling of those damages under the Kansas price-fixing statute and counsel fees. The trial court granted plaintiff's motion for class certification in 2001. On March 23, 2012, the trial court granted defendants' motions for summary judgment in their entirety and, accordingly, entered judgment for the defendants on all claims. On July 19, 2012, plaintiff appealed this ruling.

Breach of Contract: In the breach of contract action in Ontario, Canada, The Ontario Flue-Cured Tobacco Growers' Marketing Board, et al. v. Rothmans, Benson & Hedges Inc., Superior Court of Justice, London, Ontario, Canada, filed November 5, 2009, our subsidiary is a defendant. Plaintiffs in this putative class action allege that our subsidiary breached contracts with the proposed class members (Ontario tobacco growers and their related associations) concerning the sale and purchase of flue-cured tobacco from January 1, 1986 to December 31, 1996. Plaintiffs allege that our subsidiary was required by the contracts to disclose to plaintiffs the quantity of tobacco included in cigarettes to be sold for duty free and export purposes (which it purchased at a lower price per pound than tobacco that was included in cigarettes to be sold in Canada), but failed to disclose that some of the cigarettes it designated as being for export and duty free purposes were ultimately sold in Canada. Similar lawsuits were filed against other

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Canadian cigarette manufacturers. In September 2011, plaintiffs served a notice of motion seeking class certification. The Court has agreed to hear preliminary motions prior to its consideration of plaintiffs' certification motion. A hearing on the question of whether the plaintiffs' claims are released by settlements entered into previously between our subsidiary and other Canadian cigarette manufacturers, on the one hand, and the federal government, on the other hand, is expected to be heard on September 19-20, 2012.The court has also agreed to hear argument on defendants' motion to dismiss plaintiffs' claims based on statute of limitations grounds.
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
Tort: In the first action in Delaware, Antonio Emilio Hupan et al. v. Alliance One International, Inc. et al. Superior Court for the State of Delaware in and for New Castle County, filed February 14, 2012, we, our subsidiaries, other members of the industry, certain companies allegedly involved in the purchase of tobacco leaf in Argentina, and certain companies allegedly involved in the manufacture of herbicides are defendants. Plaintiffs in this action are eight children born between the years of 1996 and 2008 and their families, all residing in Argentina. Plaintiffs claim that the children developed birth defects as a result of the exposure of their parents to herbicides while working on farms in Argentina. Plaintiffs allege that we, our subsidiaries, other members of the industry, and certain companies allegedly involved in the purchase of tobacco leaf in Argentina required the use of certain herbicides in tobacco growing while failing to warn tobacco growers of the risks. Plaintiffs claim unspecified compensatory and punitive damages. We and our subsidiaries have been served with the complaint.

In the second action in Delaware, Pabla Chalañuk et al. v. Alliance One International, Inc. et al. Superior Court for the State of Delaware in and for New Castle County, filed April 5, 2012, we, our subsidiaries, other members of the industry, certain companies allegedly involved in the purchase of tobacco leaf in Argentina, and certain companies allegedly involved in the manufacture of herbicides are defendants. Plaintiffs in this action are 41 children born between the years of 1986 and 2009 and their families, all residing in Argentina. Plaintiffs claim that the children developed birth defects as a result of the exposure of their parents to herbicides while working on farms in Argentina. Plaintiffs allege that we, our subsidiaries, other members of the industry, and certain companies allegedly involved in the purchase of tobacco leaf in Argentina required the use of certain herbicides in tobacco growing while failing to warn tobacco growers of the risks. Plaintiffs claim unspecified compensatory and punitive damages. We and our subsidiaries have been served with the complaint.

Note 11. Income Taxes:
Income tax provisions for jurisdictions outside the United States, as well as state and local income tax provisions, were determined on a separate company basis and the related assets and liabilities were recorded in PMI’s condensed consolidated balance sheets.
PMI’s effective tax rates for the six months and three months ended June 30, 2012 were 29.6% and 29.1%, respectively. PMI’s effective tax rates for the six months and three months ended June 30, 2011, were 29.0% and 29.1%, respectively. The effective tax rate for the six months ended June 30, 2011, was favorably impacted by an enacted decrease in corporate income tax rates in Greece ($11 million) and the reversal of a valuation allowance in Brazil ($15 million). The effective tax rate for the three months ended June 30, 2011, was favorably impacted by the reversal of a valuation allowance in Brazil ($15 million).
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
It is reasonably possible that, within the next twelve months, certain tax examinations will close, which could result in a change

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

in unrecognized tax benefits along with related interest and penalties. An estimate of any possible change cannot be made at this time.

Note 12. Indebtedness:
Short-term Borrowings:
At June 30, 2012 and December 31, 2011, PMI’s short-term borrowings, consisting of commercial paper and bank loans to certain PMI subsidiaries, had a carrying value of $2,694 million and $1,511 million, respectively. The fair value of PMI’s short-term borrowings, based on current market interest rates, approximates carrying value.

Long-term Debt:
At June 30, 2012 and December 31, 2011, PMI’s long-term debt consisted of the following:

(in millions)	June 30, 2012	December 31, 2011
U.S. dollar notes, 1.625% to 6.875% (average interest rate 4.810%), due through 2042	$12,493	$11,269
Foreign currency obligations:
Euro notes, 2.125% to 5.875% (average interest rate 4.227%), due through 2024	3,511	3,533
Swiss franc notes, 1.0% to 4.0% (average interest rate 2.801%), due through 2021	1,679	1,719
Other (average interest rate 3.303%), due through 2024	425	513
	18,108	17,034
Less current portion of long-term debt	3,284	2,206
	$14,824	$14,828
Other foreign currency debt above includes capital lease obligations primarily associated with PMI's vending machine distribution network in Japan. Other foreign currency debt also includes long-term debt from our business combination in the Philippines and mortgage debt in Switzerland.
In March 2012, PMI issued $700 million of 4.500% U.S. dollar notes due March 2042 and $550 million of 1.625% U.S. dollar notes due March 2017. Interest on these notes is payable semiannually beginning in September 2012. In addition, in May 2012, PMI issued €750 million of 2.125% Euro notes due May 2019 and €600 million of 2.875% Euro notes due May 2024. Interest on these notes is payable annually beginning in May 2013. The net proceeds from the sale of these securities ($2,981 million) were used to meet PMI’s working capital requirements, to repurchase PMI’s common stock, to refinance debt and for general corporate purposes.
Credit Facilities:
At June 30, 2012, PMI’s total committed credit facilities were $6.0 billion. There were no borrowings outstanding under these committed credit facilities.

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

Level 1 -	Quoted prices in active markets for identical assets or liabilities;

Level 2 -
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 -	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Derivative Financial Instruments – Foreign Exchange Contracts
PMI assesses the fair value of its derivative financial instruments, which consist of deliverable and non-deliverable foreign exchange forward contracts, foreign currency swaps, foreign currency collars and foreign currency options, using internally developed models that use, as their basis, readily observable market inputs. The fair value of PMI’s foreign exchange forward contracts is determined by using the prevailing foreign exchange spot rates and interest rate differentials, and the respective maturity dates of the instruments. The fair value of PMI’s currency options is determined by using a Black-Scholes methodology based on foreign exchange spot rates and interest rate differentials, currency volatilities and maturity dates. PMI’s derivative financial instruments have been classified within Level 2 in the table shown below. See Note 6. Financial Instruments for an additional discussion of derivative financial instruments.
Debt
The fair value of PMI’s outstanding debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. The aggregate carrying value of PMI’s debt, excluding short-term borrowings and $63 million of capital lease obligations, was $18,045 million at June 30, 2012. The fair value of PMI’s outstanding debt, excluding the aforementioned short-term borrowings and capital lease obligations has been classified within Level 1 and Level 2 in the table shown below.

The aggregate fair value of PMI’s derivative financial instruments and debt as of June 30, 2012, was as follows:

(in millions)	Fair Value at June 30, 2012	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$144	$—	$144	$—
Total assets	$144	$—	$144	$—
Liabilities:
Debt	$20,146	$19,760	$386	$—
Foreign exchange contracts	64	—	64	—
Total liabilities	$20,210	$19,760	$450	$—

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 14. Accumulated Other Comprehensive Losses:
PMI’s accumulated other comprehensive losses, net of taxes, consisted of the following:

(in millions)	At June 30, 2012	At December 31, 2011	At June 30, 2011
Currency translation adjustments	$(883)	$(293)	$1,315
Pension and other benefits	(2,508)	(2,585)	(1,598)
Derivatives accounted for as hedges	15	15	21
Total accumulated other comprehensive losses	$(3,376)	$(2,863)	$(262)

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
We use the term net revenues to refer to our operating revenues from the sale of our products, net of sales and promotion incentives. Our net revenues and operating income are affected by various factors, including the volume of products we sell, the price of our products, changes in currency exchange rates and the mix of products we sell. Mix is a term used to refer to the proportionate value of premium-price brands to mid-price or low-price brands in any given market (product mix). Mix can also refer to the proportion of shipment volume in more profitable markets versus shipment volume in less profitable markets (geographic mix). We often collect excise taxes from our customers and then remit them to governments, and, in those circumstances, we include the excise taxes in our net revenues and in excise taxes on products. Our cost of sales consists principally of tobacco leaf, non-tobacco raw materials, labor and manufacturing costs.
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

Consolidated Operating Results for the Six Months Ended June 30, 2012 – The changes in our reported diluted earnings per share (“diluted EPS”) for the six months ended June 30, 2012, from the comparable 2011 amounts, were as follows:

	Diluted EPS	% Growth
For the six months ended June 30, 2011	$2.42
2012 Asset impairment and exit costs	(0.01)
2012 Tax items	—
Subtotal of 2012 items	(0.01)
2011 Asset impairment and exit costs	0.01
2011 Tax items	(0.02)
Subtotal of 2011 items	(0.01)
Currency	(0.12)
Impact of lower shares outstanding and share-based payments	0.11
Operations	0.21
For the six months ended June 30, 2012	$2.60	7.4%
Asset Impairment and Exit Costs – During the six months ended June 30, 2012, we recorded pre-tax asset impairment and exit costs of $16 million ($8 million after tax and noncontrolling interests or $0.01 per share) primarily related to severance costs associated with the ongoing optimization of our manufacturing footprint in Latin America & Canada. During the six months ended June 30, 2011, we recorded pre-tax asset impairment and exit costs of $17 million ($11 million after tax or $0.01 per share) primarily related to severance costs for factory and R&D restructurings in the European Union.
Income Taxes – Our effective income tax rate for the six months ended June 30, 2012 increased by 0.6 percentage points to 29.6%. The effective tax rate for the six months ended June 30, 2011 was favorably impacted by an enacted decrease in corporate income tax rates in Greece ($11 million) and the reversal of a valuation allowance in Brazil ($15 million), which in total increased our diluted EPS by $0.02 per share in 2011.
Currency – The unfavorable currency impact during the reporting period was due primarily to the Brazilian real, Euro, Indonesian rupiah, Polish zloty, Russian ruble and Turkish lira, partially offset by the Japanese yen and the Swiss franc.
Lower Shares Outstanding and Share-Based Payments – The favorable diluted EPS impact was due to the repurchase of our common stock pursuant to our share repurchase program.
Operations – The increase in our operations reflected in the table above was due primarily to the following segments:

•	EEMA: Higher pricing and favorable volume/mix, partially offset by higher marketing, administration and research costs; and

•	Asia: Higher pricing and lower manufacturing costs, partially offset by higher marketing, administration and research costs.

The operations variance shown in the table above was adversely impacted by the 2011 earnings per share hurdle of $0.10 related to Japan. For a further discussion of the 2011 Japan hurdle see the discussion of our Consolidated Operating Results for the Three Months Ended June 30, 2012 in this "Executive Summary."

Consolidated Operating Results for the Three Months Ended June 30, 2012 – The changes in our diluted EPS for the three months ended June 30, 2012, from the comparable 2011 amounts, were as follows:

	Diluted EPS	% Growth
For the three months ended June 30, 2011	$1.35
2011 Tax items	(0.01)
Currency	(0.10)
Change in tax rate	0.01
Impact of lower shares outstanding and share-based payments	0.06
Operations	0.05
For the three months ended June 30, 2012	$1.36	0.7%
Income Taxes – Our effective income tax rate for the three months ended June 30, 2012 and 2011 was 29.1%. The effective tax rate for the three months ended June 30, 2011 was favorably impacted by the reversal of a valuation allowance in Brazil ($15 million), which increased our diluted EPS by $0.01 per share in 2011.
Currency – The unfavorable currency impact during the reporting period was due primarily to the Brazilian real, Euro, Indonesian rupiah, Polish zloty, Russian ruble and Turkish lira, partially offset by the Japanese yen and the Swiss franc.
Lower Shares Outstanding and Share-Based Payments – The favorable diluted EPS impact was due to the repurchase of our common stock pursuant to our share repurchase program.
Operations – The increase in our operations reflected in the table above was due primarily to the following segments:

•	EEMA: Higher pricing and favorable volume/mix, partially offset by higher marketing, administration and research costs; partially offset by

•
Asia: Unfavorable volume/mix (mainly due to the additional sales generated in Japan during 2011 in response to in-market shortages of competitors' products) and higher marketing administration and research costs, partially offset by higher pricing and lower manufacturing costs; and

•
European Union: Unfavorable volume/mix, higher manufacturing costs (mainly related to the conversion to reduced cigarette ignition propensity paper that began in the fourth quarter of 2011) and higher marketing, administration and research costs (principally reflecting marketing expenditures behind Marlboro in Germany and Switzerland), partially offset by higher pricing.

The operations variance shown in the table above was adversely impacted by the 2011 earnings per share hurdle of $0.10 related to Japan. During the second quarter of 2011, our operating results included 6.3 billion units of additional shipments to Japan as a result of the disruption of our principal competitor's supply chain following the natural disaster that occurred in March 2011. These additional shipments increased our diluted EPS for the three months ended June 30, 2011 by $0.10 per share.

For further details, see the “Consolidated Operating Results” and “Operating Results by Business Segment” sections of the following “Discussion and Analysis.”
2012 Forecasted Results - On July 19, 2012, we reaffirmed, at prevailing exchange rates, our 2012 full-year reported diluted EPS forecast to be in a range of $5.10 to $5.20, versus $4.85 in 2011. Forecasted total unfavorable currency of approximately $0.27 per share for the full-year 2012 was up by an additional $0.02 per share compared to the unfavorable currency forecast previously announced on June 21, 2012. This additional forecasted unfavorable currency of $0.02 per share is expected to be fully offset by an anticipated improvement in business performance driven largely by Asia and EEMA. On a currency neutral basis, reported diluted earnings per share in 2012 are projected to increase by approximately 10% to 12% versus adjusted diluted earnings per share of $4.88 in 2011. We calculated 2011 adjusted diluted EPS as reported diluted EPS of $4.85, less the $0.02 per share benefit of discrete tax items, plus the $0.05 per share charge related to asset impairment and exit costs. This 2012 guidance excludes the impact of any potential future acquisitions, unanticipated asset impairment and exit cost charges, and any unusual events. The factors described in the “Cautionary Factors That May Affect Future Results” section of the following “Discussion and Analysis” represent continuing risks to this forecast.
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

Discussion and Analysis
Consolidated Operating Results
See pages 65-68 for a discussion of our "Cautionary Factors That May Affect Future Results." Our cigarette volume, net revenues, excise taxes on products and operating companies income by segment were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2012	2011	2012	2011
Cigarette volume:
European Union	99,593	105,715	51,804	57,193
Eastern Europe, Middle East & Africa	145,084	138,979	79,156	75,336
Asia	164,502	156,134	83,472	84,042
Latin America & Canada	48,207	48,269	23,864	24,606
Total cigarette volume	457,386	449,097	238,296	241,177
Net revenues:
European Union	$13,750	$14,495	$7,280	$8,080
Eastern Europe, Middle East & Africa	9,131	8,274	5,062	4,603
Asia	10,494	9,434	5,317	5,146
Latin America & Canada	4,684	4,561	2,378	2,405
Net revenues	$38,059	$36,764	$20,037	$20,234
Excise taxes on products:
European Union	$9,412	$9,997	$4,995	$5,583
Eastern Europe, Middle East & Africa	5,145	4,575	2,911	2,591
Asia	4,862	4,175	2,462	2,210
Latin America & Canada	3,072	2,953	1,549	1,577
Excise taxes on products	$22,491	$21,700	$11,917	$11,961
Operating income:
Operating companies income:
European Union	$2,147	$2,286	$1,117	$1,280
Eastern Europe, Middle East & Africa	1,758	1,557	948	835
Asia	2,771	2,491	1,364	1,398
Latin America & Canada	486	519	249	268
Amortization of intangibles	(49)	(48)	(25)	(24)
General corporate expenses	(106)	(86)	(49)	(45)
Operating income	$7,007	$6,719	$3,604	$3,712
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

Consolidated Operating Results for the Six Months Ended June 30, 2012
The following discussion compares our consolidated operating results for the six months ended June 30, 2012, with the six months ended June 30, 2011.
Our cigarette shipment volume of 457.4 billion units increased by 8.3 billion (1.8%), due primarily to gains in:

•	Asia, primarily driven by a higher total market and share in Indonesia, Korea, Thailand and Vietnam; and

•
EEMA, primarily due to a higher total market and share in Turkey, a higher total market in Algeria and Saudi Arabia, and higher share in Russia, partly offset by a lower total market and share in Egypt, due primarily to a surge in the incidence of illicit trade.

These gains were partially offset by a decline in:

•
the European Union, primarily due to a lower total market, notably in southern Europe, and a lower total market and share in the Czech Republic and France, partly offset by a higher total market and share in Austria.

Excluding acquisitions, our cigarette shipment volume was up by 1.8%. Excluding acquisitions and the previously mentioned Japan hurdle of 6.3 billion units, our cigarette shipment volume grew by 3.3%.
Our market share performance was stable or registered growth in a number of markets, including Argentina, Australia, Austria, Belgium, Germany, Indonesia, Kazakhstan, Korea, Mexico, Poland, Russia, Thailand, Turkey, the United Kingdom and Ukraine.
Total cigarette shipments of Marlboro of 149.1 billion units were up by 1.7%. Excluding the Japan hurdle, total cigarette shipments of Marlboro grew by 2.9%, driven primarily by growth in: EEMA, in particular in North Africa, Saudi Arabia and Serbia; Asia, notably in Indonesia, Korea and Vietnam, partly offset by the Philippines; and in Latin America & Canada, notably in Argentina, Brazil and Mexico. The growth was partly offset by a decline in the European Union, mainly due to France, Germany, Italy and Spain, partly offset by Hungary.
Total cigarette shipments of L&M of 45.0 billion units were up by 1.5%, reflecting growth in: EEMA, notably Russia, Serbia and Turkey, partly offset by North Africa; Asia, mainly Thailand; and Latin America & Canada; partially offset by a decline in the European Union, mainly Greece and Spain, partly offset by Germany.
Total cigarette shipments of Bond Street of 22.7 billion units increased by 5.6%, led mainly by growth in Kazakhstan, Serbia and Ukraine, partly offset by declines in Hungary and Turkey.
Total cigarette shipments of Philip Morris of 19.1 billion units decreased by 3.4%. Excluding the Japan hurdle, cigarette shipment volume of Philip Morris increased slightly by 0.1%, mainly reflecting growth in Argentina, partly offset by declines in the Philippines and Spain.
Total cigarette shipments of Parliament of 20.4 billion units were up by 8.6%, fueled by growth in EEMA, notably Kazakhstan, Russia, Turkey and Ukraine. Excluding the Japan hurdle, cigarette shipments of Parliament grew by 10.5%.
Total cigarette shipments of Chesterfield of 17.8 billion units were down by 0.2%, due to a decline in EEMA, mainly Ukraine, partly offset by growth in the European Union, primarily in Austria, Poland and Portugal, partly offset by a decline in Italy.
Total cigarette shipments of Lark of 16.1 billion units decreased by 3.4%. Excluding the Japan hurdle, cigarette shipments of Lark increased 14.6%, driven predominantly by growth in EEMA, mainly Kazakhstan and Turkey.
Our other tobacco products ("OTP") consist mainly of tobacco for roll-your-own and make-your-own cigarettes, pipe tobacco, cigars and cigarillos. Total shipment volume of OTP, in cigarette equivalent units, excluding acquisitions, grew by 13.4% to 14.1 billion units, notably in Belgium, Italy and Spain.
Total shipment volume for cigarettes and OTP combined was up by 2.1%, excluding acquisitions. Total shipment volume for cigarettes and OTP combined was up by 3.5%, excluding acquisitions and the Japan hurdle.

Our net revenues and excise taxes on products were as follows:

	For the Six Months Ended June 30,
(in millions)	2012	2011	Variance	%
Net revenues	$38,059	$36,764	$1,295	3.5%
Excise taxes on products	22,491	21,700	791	3.6%
Net revenues, excluding excise taxes on products	$15,568	$15,064	$504	3.3%
Currency movements decreased net revenues by $2.0 billion and net revenues, excluding excise taxes on products by $494 million. The $494 million decrease was due primarily to the Argentine peso, Brazilian real, Euro, Indonesian rupiah, Mexican peso, Polish zloty, Russian ruble and Turkish lira, partially offset by the Japanese yen.

Net revenues shown in the table above include $854 million in 2012 and $731 million in 2011 related to sales of OTP. These net revenue amounts include excise taxes billed to customers. Excluding excises taxes, net revenues for OTP were $335 million in 2012 and $284 million in 2011.

Net revenues, which include excise taxes billed to customers, increased by $1.3 billion (3.5%). Excluding excise taxes, net revenues increased by $504 million (3.3%) to $15.6 billion. This increase was due to:

•	price increases ($832 million),

•	favorable volume/mix ($145 million) and

•	the impact of acquisitions ($21 million), partly offset by

•	unfavorable currency ($494 million).
Excise taxes on products increased by $791 million (3.6%), due to:

•	higher excise taxes resulting from changes in retail prices and tax rates ($1,951 million) and

•	volume/mix ($327 million), partly offset by

•	favorable currency ($1,487 million).

Governments have consistently increased excise taxes in most of the markets in which we operate. As discussed under the caption “Business Environment,” we expect excise taxes to continue to increase.
Our cost of sales; marketing, administration and research costs; and operating income were as follows:

	For the Six Months Ended June 30,
(in millions)	2012	2011	Variance	%
Cost of sales	$5,108	$5,139	$(31)	(0.6)%
Marketing, administration and research costs	3,388	3,141	247	7.9%
Operating income	7,007	6,719	288	4.3%
Cost of sales decreased $31 million (0.6%), due primarily to:

•	favorable currency ($215 million), partly offset by

•	volume/mix ($166 million) and

•	the impact of acquisitions ($12 million).
Marketing, administration and research costs increased by $247 million (7.9%), due to:

•
higher expenses ($254 million, principally related to increased marketing expenditures, notably in Germany and Russia, increased headcount and business infrastructure in Russia and expenditures incurred to combat illicit trade in cigarettes) and

•	the impact of acquisitions ($7 million), partly offset by

•	favorable currency ($14 million).
Operating income increased by $288 million (4.3%). This increase was due primarily to:

•	price increases ($832 million), partly offset by

•	unfavorable currency ($264 million),

•	higher marketing, administration and research costs ($254 million) and

•	unfavorable volume/mix ($21 million).

Our effective tax rate increased by 0.6 percentage points to 29.6%. The effective tax rate for the six months ended June 30, 2011, was favorably impacted by an enacted decrease in corporate income tax rates in Greece ($11 million) and the reversal of a valuation allowance in Brazil ($15 million). The effective tax rate is based on our full-year geographic earnings mix and cash repatriation plans. Changes in our cash repatriation plans could have an impact on the effective tax rate, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

We are regularly examined by tax authorities around the world, and we are currently under examination in a number of jurisdictions. It is reasonably possible that within the next twelve months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible charge cannot be made at this time.

Net earnings attributable to PMI of $4.5 billion increased by $150 million (3.5%). This increase was due primarily to higher operating income, partially offset by a higher effective tax rate. Diluted and basic EPS of $2.60 increased by 7.4%. Excluding an unfavorable currency impact of $0.12, diluted EPS increased by 12.4%. Excluding the unfavorable currency impact and the 2011 earnings per share hurdle of $0.10 related to Japan, diluted EPS increased by 17.2%.
Consolidated Operating Results for the Three Months Ended June 30, 2012
The following discussion compares our consolidated operating results for the three months ended June 30, 2012, with the three months ended June 30, 2011.
Our cigarette shipment volume of 238.3 billion units decreased by 2.9 billion (1.2%), due primarily to declines in:

•	the European Union, primarily due to a lower total market, particularly in southern Europe;

•
Latin America & Canada, mainly due to a lower total market, and the unfavorable impact of trade inventory movements, in Mexico. This decline was partly offset by growth in Brazil, reflecting a favorable comparison with the second quarter of 2011, which was negatively impacted by higher trade purchases in the first quarter of 2011 ahead of retail price increases in early April 2011; and

•
Asia, primarily due to an unfavorable comparison related to the Japan hurdle and a lower total market and share in the Philippines, largely offset by a higher total market and share in Indonesia, Thailand and Vietnam.

These declines were partially offset by gains in:

•	EEMA, driven mainly by a higher total market and share in Turkey and a higher share in Russia, partly offset by a lower total market in Egypt due primarily to a high incidence of illicit trade.

Excluding acquisitions, our cigarette shipment volume declined by 3.0 billion (1.2%). Excluding acquisitions and the Japan hurdle of 6.3 billion units, our cigarette shipment volume grew by 1.4%.
Our market share performance was stable or registered growth in a number of markets, including Argentina, Australia, Austria, Belgium, Brazil, Germany, Indonesia, Kazakhstan, Mexico, Poland, Russia, Thailand, Turkey and Ukraine.
Total cigarette shipment volume of Marlboro of 76.9 billion units was down by 1.5%. Excluding the Japan hurdle, total cigarette shipment volume of Marlboro was up by 0.8%, reflecting growth across EEMA, notably in North Africa, Saudi Arabia and Serbia, partly offset by a decline in the European Union, notably in France, Italy and Spain, and a decline in Latin America & Canada, primarily in Mexico, partly offset by growth in Brazil.
Total cigarette shipment volume of L&M of 23.6 billion units was down by 1.0%, reflecting a decline in the European Union, notably in Greece and Spain, partially offset by growth in: EEMA, notably in Russia and Turkey, partly offset by a decline in

Egypt; in Asia, mainly Thailand; and in Latin America & Canada.
Total cigarette shipment volume of Bond Street of 12.7 billion units increased by 6.1%, led mainly by growth in Kazakhstan and Ukraine, partly offset by a decline in Hungary.
Total cigarette shipment volume of Parliament of 11.1 billion units was up by 7.1%, fueled by double-digit growth across EEMA, notably in Russia and Turkey. Excluding the Japan hurdle, total cigarette shipment volume of Parliament increased by 10.5%.
Total cigarette shipment volume of Philip Morris of 9.6 billion units decreased by 7.6%, mainly reflecting a decline in Japan and the Philippines, partly offset by growth in Argentina. Excluding the Japan hurdle, total cigarette shipment volume of Philip Morris declined by 1.0%.
Total cigarette shipment volume of Chesterfield of 9.6 billion units was down by 2.3%, due to a decline in EEMA, mainly in Ukraine, partially offset by growth in the European Union, primarily in Poland.
Total cigarette shipment volume of Lark of 8.6 billion units decreased by 15.3%. Excluding the Japan hurdle, cigarette shipment volume of Lark increased by 14.1%.
Total OTP shipment volume of 7.2 billion cigarette equivalent units grew by 11.8%, notably in Belgium, Italy and Spain.
Total shipment volume for cigarettes and OTP combined was down by 0.9%, excluding acquisitions. Total shipment volume for cigarettes and OTP combined was up by 1.7%, excluding acquisitions and the Japan hurdle.
Our net revenues and excise taxes on products were as follows:

	For the Three Months Ended June 30,
(in millions)	2012	2011	Variance	%
Net revenues	$20,037	$20,234	$(197)	(1.0)%
Excise taxes on products	11,917	11,961	(44)	(0.4)%
Net revenues, excluding excise taxes on products	$8,120	$8,273	$(153)	(1.8)%
Currency movements decreased net revenues by $1.4 billion and net revenues, excluding excise taxes on products by $402 million. The $402 million decrease was due primarily to the Argentine peso, Brazilian real, Euro, Indonesian rupiah, Mexican peso, Polish zloty, Russian ruble and Turkish lira, partially offset by the Japanese yen.

Net revenues shown in the table above include $450 million in 2012 and $401 million in 2011 related to sales of OTP. These net revenue amounts include excise taxes billed to customers. Excluding excises taxes, net revenues for OTP were $179 million in 2012 and $156 million in 2011.

Net revenues, which include excise taxes billed to customers, decreased by $197 million (1.0%). Excluding excise taxes, net revenues decreased by $153 million (1.8%) to $8.1 billion. This decrease was due to:

•	unfavorable currency ($402 million) and

•	unfavorable volume/mix ($225 million), partly offset by

•	price increases ($463 million) and

•	the impact of acquisitions ($11 million).
Excise taxes on products decreased by $44 million (0.4%), due to:

•	favorable currency ($992 million) and

•	volume/mix ($103 million), partly offset by

•	higher excise taxes resulting from changes in retail prices and tax rates ($1,051 million).

Our cost of sales; marketing, administration and research costs; and operating income were as follows:

	For the Three Months Ended June 30,
(in millions)	2012	2011	Variance	%
Cost of sales	$2,666	$2,844	$(178)	(6.3)%
Marketing, administration and research costs	1,817	1,692	125	7.4%
Operating income	3,604	3,712	(108)	(2.9)%
Cost of sales decreased by $178 million (6.3%), due to:

•	favorable currency ($151 million) and

•	lower manufacturing costs ($53 million), partly offset by

•	volume/mix ($20 million) and

•	the impact of acquisitions ($6 million).
Marketing, administration and research costs increased by $125 million (7.4%), due primarily to:

•
higher expenses ($142 million, principally related to increased expenditures behind the new Marlboro advertising campaign, notably in Germany and Switzerland, and new Marlboro brand launches in Japan and Russia, increased headcount and business infrastructure in Russia and expenditures incurred to combat illicit trade in cigarettes), partly offset by

•	favorable currency ($20 million).
Operating income decreased by $108 million (2.9%). This decrease was due primarily to:

•	unfavorable volume/mix ($245 million, primarily reflecting the 2011 benefit of the Japan hurdle),

•	unfavorable currency ($230 million) and

•	higher marketing, administration and research costs ($142 million), partly offset by

•	price increases ($463 million) and

•	lower manufacturing costs ($53 million).

Our effective tax rate was 29.1% for three months ended June 30, 2012 and 2011. The effective tax rate is based on our full-year geographic earnings mix and cash repatriation plans. Changes in our cash repatriation plans could have an impact on the effective tax rate, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

Net earnings attributable to PMI of $2.3 billion decreased by $92 million (3.8%). This decrease was due primarily to lower operating income. Diluted and basic EPS of $1.36 increased by 0.7%. Excluding an unfavorable currency impact of $0.10, diluted EPS increased by 8.1%. Excluding the unfavorable currency impact and the 2011 earnings per share hurdle of $0.10 related to Japan, diluted EPS increased by 16.8%.

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

•	actual and proposed tobacco legislation and regulation;

•	actual and proposed excise tax increases, as well as changes in excise tax structures and retail selling price regulations;

•	price gaps and changes in price gaps between premium and mid-price and low-price brands and between cigarettes and other tobacco products;

•	illicit trade in cigarettes and other tobacco products, including counterfeit, contraband and so-called "illicit whites";

•	significant governmental actions aimed at imposing regulatory requirements impacting our ability to communicate with adult consumers and differentiate our products from competitors' products;

•	increased efforts by tobacco control advocates to “denormalize” smoking and seek the implementation of extreme regulatory measures;

•	proposed legislation to mandate plain (generic) packaging resulting in the expropriation of our trademarks;

•	pending and threatened litigation as discussed in Note 10. Contingencies;

•	actual and proposed requirements for the disclosure of cigarette ingredients and other proprietary information without adequate trade secret protection;

•	disproportionate testing requirements and performance standards;

•	actual and proposed restrictions on the use of tobacco product ingredients, including a complete ban of tobacco product ingredients;

•	actual and proposed restrictions on imports in certain jurisdictions;

•	actual and proposed restrictions affecting tobacco manufacturing, packaging, marketing, advertising, product display and sales;

•	governmental and private bans and restrictions on smoking;

•	the outcome of proceedings and investigations, and the potential assertion of claims, and proposed regulation relating to contraband shipments of cigarettes; and

•	governmental investigations.

In the ordinary course of business, many factors can affect the timing of sales to customers, including the timing of holidays and other annual or special events, the timing of promotions, customer incentive programs and customer inventory programs, as well as the actual or speculated timing of pricing actions and tax-driven price increases.

Framework Convention on Tobacco Control: The World Health Organization's (“WHO”) Framework Convention on Tobacco Control (“FCTC”) entered into force in February 2005. As of August 2012, 174 countries, as well as the European Community, have become Parties to the FCTC. The FCTC is the first international public health treaty, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and, in certain instances, requires) Parties to have in place or enact legislation that would:

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
Excise Taxes: Cigarettes are subject to substantial excise taxes and to other product taxation worldwide. Significant increases in cigarette-related taxes or fees have been proposed or enacted and are likely to continue to be proposed or enacted. For example, legislation is currently pending in the Philippines that includes substantial excise tax increases that we believe are unreasonable. We cannot predict whether these increases will ultimately be enacted. In addition, in certain jurisdictions, our products are subject to tax structures that discriminate against premium price products and manufactured cigarettes.

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
Plain Packaging: While to date no country other than Australia has adopted this measure, plain packaging proposals have received support from tobacco control advocates as well as some individual legislators and public health officials in various other countries. Also, as noted above, the FCTC's CoP adopted guidelines recommending plain packaging in 2008. We strongly oppose plain packaging, which would not only constitute an expropriation of our valuable trademarks, but would be a pure and simple confiscation of the core of our business. Transforming the industry into a low price commodity business will not reduce consumption, smoking incidence or initiation. Indeed, plain packaging is a misguided measure that will undermine the public health objectives of its proponents. Furthermore, it will impair free competition, jeopardize freedom of trade, stifle product innovation and spur illicit trade and counterfeit activity to the detriment of the legitimate industry, its entire supply chain and government revenues. Moreover, the imposition of plain packaging would violate the terms of international treaties governing the protection of industrial property and the trade-related aspects of intellectual property rights, and several countries have specifically raised these issues with respect to Australia's plain packaging legislation. We will take all steps necessary to ensure that all constituencies understand the adverse consequences of plain packaging and to obtain all protection and relief to which we are entitled under the law.
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
Further, on December 20, 2011, our Australian subsidiary, Philip Morris Limited (“PML”), filed a lawsuit against the government in the High Court of Australia. PML is challenging the plain packaging legislation on the basis that the legislation violates the Australian Constitution by acquiring PML's property without paying for it. Other tobacco companies have filed similar lawsuits against the government. At a hearing in February 2012, the High Court directed that, for procedural reasons, it would initially focus on the separate cases brought by certain British American Tobacco companies (“BAT”) and by JT International. However, the Court allowed PML and Imperial Tobacco companies to intervene and participate in the hearing of the BAT case, which took place in April 2012. JT International's case was also heard before the High Court. While the High Court has not indicated when it will issue its judgment, we expect a ruling within the next three months.
Three WTO members have filed Requests for Consultations with Australia over its plain packaging legislation.  Requesting Consultations formally initiates a WTO dispute settlement case against Australia. The Requests claim, among other things, that plain packaging creates unnecessary barriers to trade in violation of the WTO Agreement on Technical Barriers to Trade; unjustifiably encumbers the use of trademarks in violation of WTO trade-related aspects of intellectual property rights ("TRIPS"); and will create confusion among consumers in violation of the Paris Convention. WTO dispute settlement cases can take several years to complete. It is not possible to predict the outcome of these cases.

In March 2011, the UK government stated, in its Tobacco Control Plan, that it “wants to understand whether there is evidence to demonstrate that plain packaging would have an additional public health benefit” and it will also “explore the competition, trade and legal implications, and the likely impact on the illicit tobacco market.” In April 2012, the UK government started a public consultation “to seek the views of interested people, businesses and organisations on a policy initiative that would require the packaging of tobacco products to be standardised, the aim being to improve public health by reducing the use of tobacco. Within the context of tobacco packaging, standardised packaging is sometimes referred to as “plain packaging.” The consultation will last until August 2012. It is not possible to predict which legislative action, if any, may result from it. In July 2012, the New Zealand government opened a consultation on its proposal to require plain packaging of tobacco products. The consultation will close in early October 2012.  It is not possible to predict whether it will result in any legislative action.
Brand Descriptors: Many countries, and the EU, prohibit or are in the process of prohibiting descriptors such as “lights,” “mild” and “low tar.” The FCTC requires the Parties to adopt and implement such descriptor bans to ensure that tobacco product packaging and labeling, including descriptive terms, do not create “the false impression that a particular tobacco product is less harmful than other tobacco products.”
Some public health advocates, governments, and the guidelines issued by the FCTC's CoP have called for a ban or restriction on the use of colors, which they claim are also used to signify that some brands provide lower yields of tar, nicotine and other smoke constituents. Other governments have banned or restricted the use of descriptive terms they regard as misleading, including terms such as “premium,” “full flavor,” “international,” “gold,” “silver,” and “menthol,” and one country permits only one pack variation per brand, arguing that such terms or pack variations are inherently misleading. We believe such regulations are unreasonably broad, go beyond the intent of descriptor bans as required under the FCTC, unduly restrict our intellectual property and other rights, and violate international trade commitments. We oppose these types of regulations, and in some instances we have commenced litigation to challenge them.
Ceilings on Tar, Nicotine, Carbon Monoxide and Other Smoke Constituents: Despite the fact that public health authorities have questioned the significance of ISO-measured tar, nicotine and carbon monoxide yields, a number of countries, including all EU Member States, have established maximum yields of tar, nicotine and/or carbon monoxide, as measured by the ISO standard test method. No country to date has adopted ceilings based on an alternative test method or for other smoke constituents. In 2009, the WHO's Study Group on Tobacco Regulation (“TobReg”) recommended that governments establish ceilings for nine specific smoke constituents, including tobacco-specific nitrosamines. The TobReg proposal would set ceilings based on the median yield for each constituent in the market determined by testing all brands sold in the market. Although this concept of “selective constituent reduction” is supported by some public health officials, several public health advocates and scientists have criticized the proposal on the grounds that selectively reducing some constituents in conventional cigarettes will not lead to a meaningful reduction in disease and thus will not benefit public health and/or will mislead consumers into believing that conventional cigarettes with regulated (i.e., reduced) levels of these constituents are safer.
Testing and Reporting of Other Smoke Constituents: Several countries, including Brazil, Canada, and Taiwan, require manufacturers to test and report to regulators certain by-brand yields of other smoke constituents from the 45 to 80 that have been identified as potential causes of tobacco-related diseases. We measure many of these constituents for our product research and development purposes and support efforts to develop reasonable regulation in this area. However, there is no international consensus on which smoke constituents cause the full range of diseases associated with tobacco use, and there are very limited internationally validated analytical methods to measure the constituents' yields in the smoke. Moreover, there is extremely limited capacity to conduct by-brand testing on a global basis. It is not certain when actual testing requirements will be recommended by the FCTC's CoP and whether individual countries will adopt them, although bills to require testing of a wide range of smoke constituent yields are pending in some countries. The cost of by-brand testing could be significant, and public health groups, including the relevant CoP Working Group, have recommended that tobacco companies should be required to bear that cost.
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
In November 2010, the fourth session of the CoP adopted “partial” and “provisional” guidelines on Articles 9 and 10 of the FCTC (regulation of contents and disclosure of tobacco products). Among other things, these guidelines recommend that Parties implement measures to prohibit or restrict ingredients and colorings that may increase the palatability or attractiveness of tobacco products. The CoP determined that these guidelines will have to be periodically re-assessed “in light of the scientific evidence and country experience.” The Working Group on Articles 9 and 10 is expected to present a set of recommendations focused on toxicity and addictiveness at future sessions of the CoP.
In March 2012, Brazil's National Sanitation Agency ("ANVISA") published a resolution that prohibits the use of all synthetic and natural substances with flavoring or aromatic properties, except sugar. Manufacturers have until September 2013 to comply with the resolution. The ban, if it stays in place, will make it impossible to continue producing the traditional American Blend tobacco products preferred by Brazilian smokers and will require manufacturers to modify most, if not all, products in the market. We oppose regulations that would ban ingredients for the purpose of reducing the palatability or attractiveness of tobacco products because, in light of the millions of smokers in countries like Canada, the UK and China who prefer cigarettes without ingredients, there is no reasonable basis to conclude that an ingredient ban would reduce smoking prevalence or youth smoking initiation. Bans or sweeping restrictions on ingredients such as those recently adopted in Brazil are arbitrary and without any scientific evidence demonstrating a public health benefit. We are evaluating what protection is available under Brazilian law and will take all steps necessary to ensure that all stakeholders understand the adverse consequences of this excessive measure, including jeopardizing the livelihoods of many tobacco growers and encouraging illicit trade. We support regulations that would prohibit the use of ingredients that are determined, based on sound scientific test methods and data, to significantly increase the inherent toxicity and/or addictiveness of smoke. The outcome of the fourth session of the CoP makes clear that there is a need for further work to develop a science-based framework for ingredients regulation.
Bans and Restrictions on Advertising, Marketing, Promotions and Sponsorships: For many years, countries have imposed partial or total bans on tobacco advertising, marketing and promotion. The FCTC calls for a “comprehensive ban on advertising, promotion and sponsorship” and requires governments that have no constitutional constraints to ban all forms of advertising. Where constitutional constraints exist, the FCTC requires governments to restrict or ban radio, television, print media, other media, including the Internet, and sponsorships of international events within five years of the effective date of a country's ratification of the FCTC. The FCTC also requires disclosure of expenditures on advertising, promotion and sponsorship where such activities are not prohibited. The CoP adopted guidelines that recommend that governments adopt extreme and sweeping prohibitions, including all forms of communications to adult smokers. We oppose complete bans on advertising and communications. We also believe that the available evidence does not support the contention that limitations on marketing are effective in reducing smoking prevalence, but we would generally not oppose such limitations as long as manufacturers retain the ability to communicate directly and effectively to adult smokers.
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
Health Warning Requirements: Many countries require substantial health warnings on cigarette packs. In the EU, for example, health warnings currently must cover between 30% and 35% of the front and between 40% and 50% of the back of cigarette packs. The FCTC requires health warnings that cover, at a minimum, 30% of the front and back of the pack, and recommends warnings covering 50% or more of the front and back of the pack. Following the FCTC, many countries have increased the size of their health warnings. To date, however, only a few countries have implemented warnings that are more than 50% of the front and/or back of the pack. They include, for instance, Australia (30% front, going to 75% as of December 1, 2012, and 90% back), Mexico (30% front and 100% back), Uruguay (80% front and back), and Canada (75% front and back). We support health warning requirements and defer to the governments on the content of the warnings, whether graphic or textual, except for content that vilifies tobacco companies or is not justified by the actual repercussions of smoking. In countries where health warnings are not required, we place them on packaging voluntarily in the official language or languages of the country. For example, we are voluntarily placing health warnings on packaging in many African countries in official local languages occupying 30% of the front and back of the pack. We oppose warning size requirements that infringe on our intellectual property rights, leaving insufficient space for our distinctive trademarks and pack designs. In some markets we have commenced legal proceedings challenging extreme warning size requirements.
We believe governments should continue to educate the public on the serious health effects of smoking. We have established a Web site that includes, among other things, the views of public health authorities on smoking, disease causation in smokers, addiction and exposure to environmental tobacco smoke (“ETS”). The site reflects our agreement with the medical and scientific consensus that cigarette smoking is addictive and causes lung cancer, heart disease, emphysema and other serious diseases in smokers. The Web site advises the public to rely on the messages of public health authorities in making all smoking-related decisions. The Web site's address is www.pmi.com. The information on our Web site is not, and shall not be deemed to be, a part of this document or incorporated into any filings we make with the SEC.
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
We support a single, consistent public health message on the health effects of exposure to ETS. Our Web site states that “the conclusions of public health authorities on secondhand smoke warrant public health measures that regulate smoking in public places” and that “outright bans are appropriate in many places.” For example, we support banning smoking in schools, playgrounds and other facilities for youth and in indoor public places where general public services are provided, such as public transportation vehicles, supermarkets, public spaces in indoor shopping centers, cinemas, banks and post offices. We believe, however, that governments can and should seek a balance between the desire to protect non-smokers from exposure to secondhand smoke and allowing the millions of people who smoke to do so in some public places. In the hospitality sector, such as restaurants, bars, cafés and other entertainment establishments, the law should grant private business owners the flexibility to permit, restrict or prohibit smoking. Business owners can take into account their desire to cater to their customers' preferences. In the workplace, designated smoking rooms can provide places for adults to smoke. Finally, we oppose legislation that would prohibit smoking outdoors (beyond outdoor places and facilities for children) and in private places such as homes, apartments and cars.

Reduced Cigarette Ignition Propensity Legislation: Reduced ignition propensity standards have been adopted in several of our markets, for instance in Australia, Canada and the EU, and are being considered in several other markets. The European Standards Organization's cigarette fire-safety standard became effective in November 2011 for all cigarettes sold in the EU. Reduced ignition propensity standards should be the same as those in New York and other jurisdictions to ensure that they are uniform and technically feasible and apply equally to all manufacturers. However, we believe that the experience from countries that have mandated reduced ignition propensity requirements for several years - namely the U.S. and Canada - should be thoroughly examined to evaluate the effectiveness of such requirements in terms of reducing the risk of cigarette-ignited fires before additional countries consider introducing such standards.
Illicit Trade: On a global basis, illicit trade may account for as much as 10% of global cigarette consumption. We estimate that in the EU alone illicit trade accounted for over 65 billion cigarettes, or more than 10% of consumption, in 2011. Regulatory measures and related governmental actions to prevent the illicit manufacture and trade of tobacco products are being considered by a number of jurisdictions. Article 15 of the FCTC requires Parties to the treaty to take steps to eliminate all forms of illicit trade, including counterfeiting and the growing problem of "illicit whites," which are unique cigarette brands manufactured predominantly for smuggling, and states that national, regional and global agreements on this issue are “essential components of tobacco control.” The CoP established an Intergovernmental Negotiating Body (“INB”) to negotiate a protocol on the illicit trade in tobacco products pursuant to Article 15 of the FCTC. The draft protocol, as agreed to by the INB during its fifth session, includes supply chain control measures such as licensing of manufacturers and distributors, enforcement in free trade zones, controls on duty free and internet sales and the implementation of tracking and tracing technologies. It will be presented for adoption by the CoP in November 2012.
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
In June 2012, we announced that we will contribute €15 million to INTERPOL over a three year period to support the agency's global initiative to combat trans-border crime involving illicit goods, including tobacco products. The contribution to INTERPOL's Fund for A Safer World will be used for coordination of information gathering, training programs for law enforcement officials, development of product authentication standards and public information campaigns.
Labor Conditions for Tobacco Workers: In July 2010, Human Rights Watch published a report raising issues related to labor conditions for tobacco workers in Kazakhstan, particularly migrant workers. We have undertaken both an internal and third party review of our labor practices and policies in Kazakhstan and subsequently globally. In reviewing our policies and practices, we have sought the advice of local and international non-profit organizations with expertise in the area of fair labor practices. During 2011, we started implementing our comprehensive Agricultural Labor Practices ("ALP") Code, which strengthens and expands our existing practices and policies. This includes setting additional principles and standards for working conditions on tobacco farms, tailored training programs, and regular external assessments to monitor the progress we, our suppliers and farmers make. To date, over 2,600 field technicians in 30 countries received in-depth training on the ALP Code, including child labor and forced labor prevention and safe work environment requirements. These field technicians are now in the process of communicating our expectations to over 500,000 farmers with whom our affiliates or suppliers have contracts.
Other Legislation, Regulation or Governmental Action: In Argentina, the National Commission for the Defense of Competition issued a resolution in May 2010, in which it found that our affiliate's establishment, in 1997, of a system of exclusive zonified distributors (“EZD”s) in Buenos Aires city and region was anticompetitive, despite having issued two prior decisions (in 1997 and 2000) in which it had found the establishment of the EZD system was not anticompetitive. The resolution is not a final decision, and our Argentinean affiliate opposed the resolution and submitted additional evidence.
In June 2011 in Brazil, the Secretariat of Economic Defense recommended to the Administrative Council for Economic Defense (“CADE”) that it find that the merchandising arrangements of our affiliate and those of a competitor violated the Brazilian Competition Act and that it impose fines in unspecified amounts against each company. In July 2012, our competitor entered into a consent decree with CADE that prohibits certain of its merchandising arrangements. We await the decision of CADE with respect to our affiliate's merchandising arrangements, which differ in scope from those of our competitor.
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
Governmental Investigations: From time to time, we are subject to governmental investigations on a range of matters. As part of an investigation by the Department of Special Investigations (“DSI”) of the government of Thailand into alleged under-declaration of import prices by Thai cigarette importers, our subsidiary, Philip Morris (Thailand) Limited, Thailand Branch (“PM Thailand”), was informed of DSI's proposal to bring charges against it for alleged underpayment of customs duties and excise taxes of approximately $2 billion covering the period from July 28, 2003, to February 20, 2007. In September 2009, the DSI submitted the case file to the Public Prosecutor for review. Additionally, the DSI commenced an informal inquiry alleging underpayment by PM Thailand of customs duties and excise taxes of approximately $1.8 billion, covering the period 2000-2003. We have been cooperating with the Thai authorities and believe that PM Thailand's declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization (“WTO”) and Thai law. PM Thailand also contends that it reached an agreement with the Thai Customs Department in 2003 regarding valuation methodologies. We have provided written submissions and supporting evidence in connection with both investigations. The Public Prosecutor's office has issued a non-prosecution order in the 2003-2007 investigation. In August 2011, the Director-General of DSI publicly announced that he disagreed with the non-prosecution order. The matter has now been referred to the Attorney General for determination. If the Attorney General agrees with the Public Prosecutor's non-prosecution order, the 2003-2007 investigation will end. If the Attorney General agrees with the Director General of DSI, the matter will be submitted to the Criminal Court.
Additionally, in November 2010, a WTO panel issued its decision in a dispute that began in August 2006 between the Philippines and Thailand concerning a series of Thai customs and tax measures affecting cigarettes imported by PM Thailand into Thailand from the Philippines. The WTO panel decided that Thailand had no basis to find that PM Thailand's declared customs values were too low. The panel found that Thailand was unable to show that the customs values and taxes paid on the cigarette imports should have been higher, as alleged in 2009 by the DSI. While the WTO ruling does not resolve the above referenced investigation, it should assist the Thai authorities' review of the matter. Further, the WTO ruling creates obligations for Thailand to revise its laws, regulations, or practices affecting the customs valuation and tax treatment of future cigarette imports. Following Thailand's limited appeal relating to certain aspects but not the customs valuation part of the WTO ruling in June 2011, the WTO Appellate Body upheld the panel's original finding, effectively dismissing Thailand's appeal. The WTO panel and Appellate Body reports have been adopted by the WTO Dispute Settlement Body (“DSB”). In September 2011, Thailand and the Philippines signed an agreement in which Thailand agreed to implement VAT-related measures to comply with the DSB's recommendations and rulings by October 15, 2012, and to implement measures to comply with the rest of the DSB's recommendations and rulings by May 15, 2012 (“May Obligations”). Because Thailand has not implemented all of the measures necessary to comply with its May Obligations by the deadline of May 15, 2012, the Philippines and Thailand have signed a sequencing agreement that would permit the Philippines to request authorization to take retaliatory actions against Thailand if and when a dispute settlement panel determines that Thailand has failed to comply with its May Obligations.
Next Generation Products: One of our strategic priorities is to develop, assess and commercialize a portfolio of innovative products with the potential to reduce the risk of harm in comparison to conventional cigarettes. We refer to these as next generation products, or NGPs. In the U.S. regulatory context they are referred to as modified risk tobacco products, or MRTPs. Our efforts are guided by the following key objectives:

•
to develop a series of products that provides adult smokers the taste, sensory experience and smoking ritual characteristics that are as close as possible to those currently provided by conventional cigarettes;

•
to substantiate a significant reduction of harm both for the individual adult smoker as well as the population as a whole, based on robust scientific evidence derived from well-established assessment processes; and

•	to advocate for the development of regulatory frameworks for the assessment, approval and commercialization of NGPs, including the communication of substantiated reductions in harm to consumers.
We believe the elimination of combustion via tobacco heating and other innovative systems for aerosol generation is the most promising path to reduce risk and, accordingly, the NGPs we are developing are based on platforms that do not involve combustion. These platforms are in various stages of development. One platform is ready for clinical trials and industrial scale-up, another is in its final development phase and the third requires at least one year for further product development.
Our approach to individual risk assessment is to use cessation as the benchmark because the short-term and long-term effects of smoking cessation are well known and the closer the clinical data derived from adult smokers who switch to an NGP resemble the data from those who quit, the more confident one can be that the product reduces the risk of harm.
Today, only the U.S. has established a regulatory framework for assessing MRTPs under the jurisdiction of the Food and Drug Administration, or FDA. Future FDA actions are likely to influence the regulatory approach of other interested governments. In March 2012, the FDA released draft guidance establishing the types and levels of evidence necessary to qualify a product as an MRTP. The draft guidance recommends studies that are generally in line with PMI's assessment approach, which we have submitted to the FDA. In parallel, we are beginning engagement with regulators in the EU, as well as in a number of Asian markets.
We are also proceeding with all other aspects that lead to commercialization. We are planning to build one or two new factories to produce NGPs in Europe. We anticipate capital expenditures in the range of €500 million to €600 million ($606 million to $727 million) over a three-year period to achieve the capacity to produce 30 billion NGP units per year. This expenditure will be close to double the level of a conventional cigarette factory of equivalent output.
We currently expect the first NGP factory to be ready by 2016, final data from clinical studies during the beginning of 2016 and a launch in the first markets between 2016 and 2017. However, there can be no assurance that we will succeed in these efforts or that regulators will permit the marketing of our NGPs with claims of reduced harm to consumers.
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
Trade Policy

We are subject to various trade restrictions imposed by the United States and countries in which we do business (“Trade Sanctions”), including the trade and economic sanctions administered by the U.S. Department of the Treasury's Office of Foreign Assets Control (“OFAC”) and the U.S. Department of State. It is our policy to fully comply with these Trade Sanctions.

Tobacco products are agricultural products under U.S. law and are not technological or strategic in nature. From time to time we make sales in countries subject to Trade Sanctions, pursuant to either exemptions or licenses granted under the applicable Trade Sanctions.

In April 2012, OFAC granted us licenses to sell cigarettes to customers for import into Iran. To date, we have not made any sales under these licenses.

A subsidiary sells products to distributors that in turn sell those products to duty free customers that supply U.N. peacekeeping forces around the world, including those in the Republic of the Sudan. We do not believe that these exempt sales of our products for ultimate resale in the Republic of the Sudan, which are de minimis in volume and value, present a material risk to our stockholders, our reputation or the value of our shares. We have no employees, operations or assets in the Republic of Sudan.

We do not sell products in Cuba and Syria.

To our knowledge, none of our commercial arrangements result in the governments of any country identified by the U.S. government as a state sponsor of terrorism, nor entities controlled by those governments, receiving cash or acting as intermediaries in violation of U.S. laws.

Certain states have enacted legislation permitting state pension funds to divest or abstain from future investment in stocks of companies that do business with certain countries that are sanctioned by the U.S. We do not believe such legislation has had a material effect on the price of our shares.

Operating Results – Six Months Ended June 30, 2012
The following discussion compares operating results within each of our reportable segments for the six months ended June 30, 2012, with the six months ended June 30, 2011.

European Union. Net revenues, which include excise taxes billed to customers, decreased by $745 million (5.1%). Excluding excise taxes, net revenues decreased by $160 million (3.6%) to $4.3 billion. This decrease was due to:

•	unfavorable currency ($249 million) and

•	unfavorable volume/mix ($186 million), partly offset by

•	price increases ($275 million).

The net revenues of the European Union segment include $690 million in 2012 and $565 million in 2011 related to sales of OTP. Excluding excise taxes, OTP net revenues for the European Union segment were $240 million in 2012 and $185 million in 2011.
Operating companies income of $2,147 million decreased by $139 million (6.1%). This decrease was due to:

•	unfavorable volume/mix ($171 million),

•	unfavorable currency ($155 million),

•	higher manufacturing costs ($62 million, partly related to the conversion to reduced cigarette ignition propensity paper that began in the fourth quarter of 2011) and

•	higher marketing, administration and research costs ($38 million, principally reflecting increased marketing expenditures in Germany), partly offset by

•	price increases ($275 million) and

•	the 2011 pre-tax charges for asset impairment and exit costs ($12 million).
The total cigarette market in the European Union declined by 5.8%, due primarily to: tax-driven price increases; the unfavorable economic environment, particularly in southern Europe, and the impact of related austerity measures; the growth of the OTP segment, notably in Greece, Italy and Spain; and the prevalence of illicit trade, mainly in Greece, Italy, Poland and Spain. Our current expectation for the second half of the year is that the decline rate for cigarette industry volume in the European Union region should be similar to the decline experienced during the first half of 2012. Our cigarette shipment volume in the European Union declined by 5.8%, due principally to a lower total market across the region. Our market share in the European Union was down by 0.4 share points to 37.9% as gains, notably in Austria, Belgium, Germany, Greece, Hungary and Poland were more than offset by declines, primarily in the Czech Republic, France, Italy, the Netherlands, Portugal and Spain.
Shipment volume of Marlboro decreased by 4.6%, mainly due to a lower total market in the European Union. Marlboro's market share was essentially flat at 18.0%, reflecting a higher share mainly in Belgium, the Czech Republic, Greece, Hungary and Portugal, offset by lower share mainly in France, Germany, the Netherlands and Spain.
Shipment volume of L&M was down by 2.0%, driven by a lower total market and lower share, notably in Southern Europe, partly offset by higher share in Germany, Poland and the Slovak Republic. L&M's market share was flat at 6.6%, driven by gains in Finland, Germany, Poland and the Slovak Republic, offset by France, Greece, the Netherlands, Portugal and Spain.
Shipment volume of Chesterfield was up by 7.3%, driven by a higher share in Austria, Germany and Poland. Chesterfield's market share was up by 0.4 share points to 3.4%, driven primarily by gains across Northern Europe, Portugal and Spain.
Shipment volume of Philip Morris was down by 3.2%. Despite this decline, market share remained flat at 2.1%, with gains, notably in the Czech Republic and Italy, offset by declines mainly in Portugal and Spain.
Our OTP shipment volume of 9.1 billion cigarette equivalent units grew by 23.1%, mainly reflecting a higher total market and share in Belgium, France, Italy and Spain, and a higher total market in Hungary. This growth was partially offset by a lower total market in the Netherlands and a lower total market and share in Poland. Our OTP total market share was 12.5%, up by 1.4 share points, driven by gains in Belgium, up by 1.6 share points to 14.5%, France, up by 1.6 share points to 21.8%, Germany, up by 1.4 share points to 16.1%, Italy, up by 23.2 share points to 26.2% and Spain up by 0.2 share points to 8.2%.
In the Czech Republic, the total cigarette market was down by 3.6% to 9.9 billion units.  Our shipments were down by 8.1%.  Market share was down by 2.1 share points to 43.2%, principally reflecting continued share declines for lower-margin local brands, such as Petra and Sparta, down by a combined 1.4 share points, and Red & White, down by 0.8 share points to 12.3%.  This decline was partly offset by a higher share for Marlboro, up by 0.5 share points to 7.6% and a higher share for Philip Morris, up by 0.7 share points to 3.0%.
In France, the total cigarette market was down by 4.0% to 26.2 billion units, mainly reflecting the impact of price increases in the fourth quarter of 2011.  Our shipments were down by 5.1%. Our market share was down by 0.9 share points to 39.8%, mainly due to Marlboro, down by 0.9 share points to 24.9%, reflecting its crossing of the €6.00 per pack price threshold ahead of competitive brands. Market share of premium Philip Morris was flat at 8.3% and share of Chesterfield was up by 0.2 share points to 3.3%. Our market share of the fine cut category was up by 1.7 share points to 25.7%.
In Germany, the total cigarette market was down by 1.3% to 41.2 billion units, mainly reflecting the unfavorable impact of price increases in June 2011 and March 2012. Our shipments were down by 0.7% and market share grew by 0.3 share points to 36.2%.  While share of Marlboro was down by 0.2 share points to 20.9%, reflecting the timing of tax-driven price increases, share of L&M was up by 0.6 share points to 10.8%, and share of Chesterfield was up by 0.2 share points to 0.9%. Our market share of the fine cut category was up by 1.0 share point to 15.8%.
In Italy, the total cigarette market was down by 8.5% to 38.8 billion units, reflecting the impact of price increases in July and September 2011, and March 2012, an unfavorable economic environment, strong growth in the fine cut market and an increase in illicit trade.  Our shipments were down by 8.6%. Our market share declined by 0.6 share points to 52.8% driven largely by low-price Diana, down by 0.7 share points to 12.6%. The decline in total market share, particularly in the low-price segment due to the growth of international low-price brands, was partially offset by the first quarter 2012 launch of Philip Morris Selection in the low-price segment, as a result of which the Philip Morris brand family market share grew by 0.4 share points to 3.7%. Market share of Marlboro was stable at 22.6%. Our market share of the fine cut category was up by 26.0 share points to 29.8%.
In Poland, the total cigarette market was down by 3.7% to 26.9 billion units, mainly reflecting the impact of price increases in the first quarter of 2012. Whilst our shipments were down by 2.9%, our market share was up 0.3 share points to 34.9%. Shares of L&M and Chesterfield were up by 0.8 and 0.5 share points to 15.6% and 1.9%, respectively. Share of Marlboro was flat at 10.3% and share of Red & White was slightly down by 0.1 share point to 5.2%. Our market share of the fine cut category was up by 1.5 share points to 18.9%.
In Spain, the total cigarette market was down by 10.0% to 26.5 billion units, mainly reflecting the impact of price increases in the second half of 2011 and second quarter of 2012, the unfavorable economic environment and the growth of the OTP category.  Our shipments declined by 9.5% and market share was down by 0.8 share points to 29.9%, with higher share of Chesterfield, up by 0.6 share points to 8.9%, offset by Marlboro, down by 0.5 share points to 13.9%, L&M, down by 0.4 share points to 6.3% and Philip Morris, down by 0.4 share points to 0.7%. Our market share of the fine cut category was down by 0.6 share points to 11.1%.
Eastern Europe, Middle East & Africa. Net revenues, which include excise taxes billed to customers, increased by $857 million (10.4%). Excluding excise taxes, net revenues increased by $287 million (7.8%) to $4.0 billion. This increase was due primarily to:

•	favorable volume/mix ($251 million) and

•	price increases ($216 million), partially offset by

•	unfavorable currency ($200 million).

Operating companies income of $1,758 million increased by $201 million (12.9%). This increase was due primarily to:

•	price increases ($216 million) and

•	favorable volume/mix ($178 million), partially offset by

•	unfavorable currency ($124 million) and

•	higher marketing, administration and research costs ($70 million, principally related to expenditures in marketing and business infrastructure, mainly in Russia).
Our cigarette shipment volume in EEMA increased by 4.4%, predominantly due to a higher total market and share in Turkey, a higher total market in Algeria and Saudi Arabia, and higher share in Russia, partly offset by a lower total market and share in Egypt due primarily to a surge in the incidence of illicit trade. Cigarette shipment volume of Marlboro was up by 6.2%, mainly reflecting growth in North Africa, the Middle East and Serbia, partly offset by a decline in Romania, Russia and Ukraine. Cigarette shipment volume of Parliament was up by 15.0%, reflecting growth in Kazakhstan, Russia, Turkey and Ukraine.
In Russia, our shipment volume increased by 5.0%. Shipment volume of our premium portfolio was up by 7.4%, driven primarily by Parliament, up by 13.3%, offsetting a decline in Marlboro of 3.6%. In the mid-price segment, shipment volume was up by 6.5%, mainly due to Chesterfield, up by 1.7%, and L&M, up by 23.1%. In the low-price segment, shipment volume was up by 3.5%, driven by Apollo Soyuz, Bond Street and Next, up by 7.2%, 0.7% and 17.5%, respectively, partly offset by Optima, down by 2.0%. Our market share of 26.2%, as measured by Nielsen, was up by 0.7 share points. Market share of Parliament was up by 0.2 share points to 3.1%; Marlboro was down by 0.2 share points to 1.9%; L&M and Chesterfield were essentially flat at 2.5%

and 3.4%, respectively; Bond Street was up by 0.4 share points to 6.4%; and Next was up by 0.4 share points to 2.9%. Market share of Apollo Soyuz and Optima were flat at 1.4% and 3.2%, respectively.
In Turkey, the total cigarette market increased by an estimated 4.4% to 46.1 billion units, reflecting recovery after the October 2011 excise tax-driven price increase and a decline in the incidence of illicit trade. Our shipment volume increased by 9.2% across all price segments, notably premium shipment volume, up by 9.5%. Our market share, as measured by Nielsen, grew by 0.6 share points to 45.0%, driven by premium Parliament, mid-price Muratti and low-price Lark, up by 0.8, 0.6 and 0.2 share points to 8.6%, 6.5% and 12.1%, respectively, partly offset by a decline in low-price L&M, down by 0.3 share points to 8.5%. Market share of Marlboro was down slightly by 0.1 share point to 9.0%.
In Ukraine, the total cigarette market grew by 0.6% to 41.5 billion units. Our shipment volume decreased by 0.3%, driven by Chesterfield, down by 19.9% and Marlboro, down by 5.6%, partly offset by Bond Street, up by 23.1%, and Parliament, up by 22.2%. Our market share, as measured by Nielsen, was flat at 32.1%. Share for premium Parliament was up by 0.5 share points to 3.1%. Share of Marlboro was up slightly by 0.1 share point to 5.8%.
Asia. Net revenues, which include excise taxes billed to customers, increased by $1.1 billion (11.2%). Excluding excise taxes, net revenues increased by $373 million (7.1%) to $5.6 billion. This increase was due primarily to:

•	price increases ($244 million),

•	favorable volume/mix ($83 million) and

•	favorable currency ($45 million).

Operating companies income of $2,771 million increased by $280 million (11.2%). This increase was due primarily to:

•	price increases ($244 million),

•	lower manufacturing costs ($93 million) and

•	favorable currency ($56 million), partly offset by

•	higher marketing, administration and research costs ($104 million) and

•	unfavorable volume/mix ($11 million).
Our cigarette shipment volume increased by 5.4%. Excluding the Japan hurdle of 6.3 billion units, cigarette shipment volume increased by 9.8%, primarily due to growth in Indonesia, Japan, Korea, Pakistan, Thailand and Vietnam. Shipment volume of Marlboro was up by 4.1%, or up by 9.1% excluding the Japan hurdle, driven by growth in Indonesia, Japan and Vietnam, partly offset by the Philippines.
In Indonesia, the total cigarette market was up by 9.4% to 156.7 billion units, driven by growth across all price segments. Our shipment volume was up by 21.2%. Our market share was up by 3.2 share points to 33.4%, driven notably by Sampoerna A in the premium segment, up by 1.4 share points to 13.1%, mid-price U Mild, up by 1.0 share point to 2.8%, and low-price Trend Mild at 0.7%, following its launch in March 2011. Marlboro's market share was up by 0.3 share points to 4.6% and its share of the “white” cigarette segment increased by 4.0 share points to 68.9%. Market share of Dji Sam Soe was unchanged at 7.3%.
In Japan, the total cigarette market increased by 7.3% to 96.0 billion units, mainly reflecting a favorable comparison with the second quarter of 2011, which experienced a prolonged disruption of our principal competitor's supply chain following the tragic events of March of that year. Our shipment volume was down by 9.1%, primarily reflecting the Japan hurdle in 2011. Excluding the hurdle impact of 6.3 billion units, our cigarette shipment volume increased 13.0%. Our market share of 27.9% was down by 6.0 share points. Market share of Marlboro was down by 1.7 share points to 12.4%, and flat compared to its 2011 exit share. Market shares of Philip Morris, Lark and Virginia S. were down by 0.7, 2.4 and 0.8 share points to 2.4%, 8.5% and 2.0%, respectively, but down only slightly, 0.1 share point each, compared to their respective 2011 exit shares.
In Korea, the total cigarette market increased by 0.3% to 43.2 billion units. Our shipment volume increased by 3.0%. Our market share of 19.5% increased by 0.6 share points, led by Marlboro and Parliament, up by 0.2 share points each to 8.2% and 6.6%, respectively.
In the Philippines, the total cigarette market increased by 2.6% to 50.1 billion units. Our shipment volume was up slightly by 0.1%. Our market share declined by 2.3 share points to 92.7%, mainly due to the impact of the January 2012 price increase and intense price competition. Marlboro's market share was down by 1.2 share points to 20.8% and Fortune's share was up by 4.6 share points to 50.3%.

Latin America & Canada. Net revenues, which include excise taxes billed to customers, increased by $123 million (2.7%). Excluding excise taxes, net revenues increased by $4 million (0.2%) to $1.6 billion. This increase was due primarily to:

•	price increases ($97 million), partially offset by

•	unfavorable currency ($90 million).

Operating companies income of $486 million decreased by $33 million (6.4%). This decrease was due to:

•	unfavorable currency ($42 million),

•	higher manufacturing costs ($34 million),

•	higher marketing, administration and research costs ($22 million),

•	unfavorable volume/mix ($17 million) and

•	higher pre-tax charges for asset impairment and exit costs ($15 million), partially offset by

•	price increases ($97 million).
Our cigarette shipment volume in Latin America & Canada decreased by 0.1%, as increased shipments driven by a higher total market and share in Argentina and Mexico, were more than offset by declines due to a lower total market in Colombia and lower share in Canada. Shipment volume of Marlboro increased by 3.4%, principally driven by Argentina, Brazil and Mexico.
In Argentina, the total cigarette market grew by 1.1% to 21.9 billion units. Our cigarette shipment volume increased by 1.8%. Our market share was up by 0.5 share points to 74.9%, reflecting growth of Marlboro, up by 0.5 share points to 24.4%, and of mid-price Philip Morris, up by 0.9 share point to 38.9%. Share of low-price Next was down by 0.5 share points to 3.2%.
In Canada, the total tax-paid cigarette market increased slightly by 0.1% to 15.4 billion units. Our cigarette shipment volume declined by 2.3%. Our market share was down 0.3 share points to 33.6%, with mid-price Number 7 and Canadian Classics, and low-price Accord and Quebec Classique, down by 0.1, 0.2, 0.4 and 0.4 share points, to 4.0%, 8.5%, 3.3% and 2.4%, respectively, partly offset by gains in premium brands Benson & Hedges and Belmont, up by 0.1 and 0.3 share points, respectively to 2.0% each, and low-price brand Next, up by 0.7 share points to 7.3%.
In Mexico, the total cigarette market was up by 0.2% to 16.2 billion units. Our cigarette shipment volume increased by 3.3%, driven by prior-year trade inventory movements following the significant January 1, 2011, excise tax increase. Our market share grew by 2.3 share points to 73.7%, led by Marlboro, up by 2.6 share points to 53.8%, and Benson & Hedges, up by 0.3 share points to 6.4%. Market share of low-price Delicados decreased by 0.5 share points to 10.5%.

Operating Results – Three Months Ended June 30, 2012
The following discussion compares operating results within each of our reportable segments for the three months ended June 30, 2012, with the three months ended June 30, 2011.
European Union. Net revenues, which include excise taxes billed to customers, decreased by $800 million (9.9%). Excluding excise taxes, net revenues decreased by $212 million (8.5%) to $2.3 billion. This decrease was due to:

•	unfavorable currency ($195 million) and

•	unfavorable volume/mix ($186 million), partially offset by

•	price increases ($169 million).

The net revenues of the European Union segment include $363 million in 2012 and $314 million in 2011 related to sales of OTP. Excluding excise taxes, OTP net revenues for the European Union segment were $128 million in 2012 and $103 million in 2011.
Operating companies income of $1,117 million decreased by $163 million (12.7%). This decrease was due to:

•	unfavorable volume/mix ($159 million),

•	unfavorable currency ($130 million),

•	higher manufacturing costs ($25 million, mainly related to the conversion to reduced cigarette ignition propensity paper that began in the fourth quarter of 2011) and

•	higher marketing, administration and research costs ($19 million, principally reflecting increased marketing expenditures behind Marlboro in Germany and Switzerland), partially offset by

•	price increases ($169 million).
The total cigarette market in the European Union declined by 9.7% to 132.2 billion units, due primarily to: tax-driven price increases; the unfavorable economic environment, particularly in southern Europe, and the impact of related austerity measures; the growth of the OTP segment, notably in Greece, Italy and Spain; the prevalence of illicit trade, mainly in Greece, Italy, Poland and Spain; and the timing of Easter trade inventory movements. Our cigarette shipment volume in the European Union declined by 9.4%, due principally to a lower total market across the region. Our market share in the European Union was down 0.2 share points to 38.5% as gains, notably in Austria, Belgium, Germany, Greece, Hungary and Poland were more than offset by declines, primarily in the Czech Republic, France, Italy, the Netherlands, Portugal and Spain.
Shipment volume of Marlboro decreased by 6.7%, mainly due to lower total markets, partially offset by higher share, notably in Germany, Greece, Hungary and Poland. Marlboro's share was up by 0.3 share points to 18.4%, reflecting a higher share mainly in Belgium, the Czech Republic, Germany, Greece, Hungary, Italy and Poland which more than offset lower share mainly in France, the Netherlands, Portugal and Spain.
Shipment volume of L&M was down by 7.5%, mainly reflecting lower share, notably in southern Europe. L&M's market share was down by 0.2 share points to 6.6%, due to declines primarily in France, Greece, the Netherlands, Portugal and Spain, partly offset by gains in Finland, Germany, Poland and the Slovak Republic.
Shipment volume of Chesterfield was up by 3.5%, driven by higher share across northern Europe, the Baltics, Poland, Portugal and Spain. Chesterfield's market share was up by 0.3 share points to 3.5%, driven mainly by gains across northern Europe, Hungary, Poland, Portugal and Spain.
Shipment volume of Philip Morris was down by 10.4%. Despite this decline, market share remained flat at 2.1%, with gains, notably in the Czech Republic and Italy, offset by declines mainly in Portugal and Spain.
Our OTP shipments of 4.7 billion cigarette equivalent units grew by 18.2%, mainly reflecting a higher total market and share in France, Italy and Spain and a higher total market in Belgium. Our OTP total market share was 12.7%, up by 1.3 share points, driven by fine cut gains notably in France, up by 0.7 share points to 25.7%, Germany, up by 1.2 share points to 16.0%, and Italy, up by 24.5 share points to 31.0%.
In the Czech Republic, the total cigarette market was down by 4.2% to 5.3 billion units, mainly reflecting the impact of excise tax-driven price increases in the first and second quarters of 2012.  Our shipments were down by 9.8%.  Market share was down by 2.7 share points to 42.8%, principally reflecting continued share declines for lower-margin local brands, such as Petra and Sparta, down by a combined 1.3 share points, and Red & White, down by 1.1 share points to 12.0%.  This decline was partly offset by a higher share for Marlboro, up by 0.1 share point to 7.6% and a higher share for Philip Morris, up by 0.7 share points to 3.1%.
In France, the total cigarette market was down by 5.9% to 13.6 billion units, mainly reflecting the impact of price increases in the fourth quarter of 2011.  Our shipments were down by 10.1%. Our market share was down by 0.9 share points to 40.0%, mainly due to Marlboro, down by 0.8 share points to 25.2%, reflecting its crossing of the €6.00 per pack price threshold ahead of competitive brands. Market share of premium Philip Morris was flat at 8.3% and share of Chesterfield was up by 0.2 share points to 3.3%. Our market share of the fine cut category was up by 0.7 share points to 25.7%.
In Germany, the total cigarette market was down by 5.1% to 21.2 billion units, mainly reflecting the unfavorable impact of price increases in June 2011 and March 2012. Our shipments were down by 4.5%. Our market share grew by 0.3 share points to 36.4%, driven by a higher share for Marlboro, up by 0.3 share points to 21.4%, a higher share for L&M, up by 0.1 share point to 10.5%, and a slightly higher share for Chesterfield, up by 0.1 share point to 0.8%. Our market share of the fine cut category was up by 1.2 share points to 16.0%.
In Italy, the total cigarette market was down by 10.5% to 20.2 billion units, reflecting the impact of price increases in July and September 2011, and March 2012, an unfavorable economic environment, strong growth in the fine cut market and an increase in illicit trade. Our shipments were down by 13.4%. While our market share declined by 0.5 share points to 52.9%, driven largely by low-price Diana, down by 0.8 share points to 12.4%, share of Marlboro grew by 0.3 share points to 23.0%, fueled by the March 2012 and June 2012 launches of Marlboro Silver and Marlboro Pocket Pack, respectively. The decline in total market share, particularly in the low-price segment due to the growth of international low-price brands, was partially offset by the first-quarter 2012 launch of Philip Morris Selection in the low-price segment, as a result of which the Philip Morris brand family grew by 0.3 share points to 3.6% in the second quarter. Our market share of the fine cut category was up by 24.5 share points to 31.0%.
In Poland, the total cigarette market was down by 7.7% to 13.8 billion units, mainly reflecting the impact of price increases in the first quarter of 2012. Whilst our shipments were down by 2.6%, market share was up by 2.0 share points to 36.9%, mainly reflecting a favorable comparison with the second quarter of 2011, which was impacted by significant price competition. Shares of Marlboro, L&M, Chesterfield and Red & White were up by 0.9, 0.4, 0.9 and 0.4 share points to 11.2%, 16.3%, 2.1% and 5.5%, respectively. Our market share of the fine cut category was up by 0.1 share point to 18.7%.
In Spain, the total cigarette market was down by 18.0% to 13.7 billion units, mainly reflecting the impact of price increases in the second half of 2011 and second quarter of 2012, the unfavorable economic environment, the growth of the OTP category and an increased incidence of illicit cigarettes. Our shipments were down by 16.8%. Market share was down by 1.4 share points to 29.6%, with higher share of Chesterfield, up by 0.5 share points to 8.9%, offset by Marlboro, down by 0.7 share points to 13.9%, L&M, down by 0.5 share points to 6.1% and Philip Morris, down by 0.4 share points to 0.7%. Our market share of the fine cut category was up by 1.2 share points to 11.9%.
Eastern Europe, Middle East & Africa. Net revenues, which include excise taxes billed to customers, increased by $459 million (10.0%). Excluding excise taxes, net revenues increased by $139 million (6.9%) to $2.2 billion. This increase was due primarily to:

•	favorable volume/mix ($141 million) and

•	price increases ($114 million), partially offset by

•	unfavorable currency ($127 million).

Operating companies income of $948 million increased by $113 million (13.5%). This increase was due primarily to:

•	price increases ($114 million) and

•	favorable volume/mix ($104 million), partially offset by

•	unfavorable currency ($80 million) and

•
higher marketing, administration and research costs ($39 million, principally related to marketing expenditures, notably for the launch of Marlboro ClearTaste in Russia, and business infrastructure, mainly in Russia).

Our cigarette shipment volume in EEMA increased by 5.1%, predominantly due to a higher total market and share in Turkey and a higher share in Russia, partly offset by a lower total market in Egypt, reflecting a high incidence of illicit trade. Our cigarette shipment volume of premium brands grew by 7.4% driven by Marlboro up by 5.0%, mainly reflecting growth in North Africa, Saudi Arabia and Serbia, and Parliament up by 16.3%, reflecting growth in Kazakhstan, Russia, Turkey and Ukraine.
In Russia, our shipment volume increased by 8.7%. Shipment volume of our premium portfolio was up by 12.5%, driven primarily by Parliament, up by 15.5%, and Marlboro, up by 6.1%. In the mid-price segment, shipment volume was up by 7.9%, mainly due to Chesterfield, up by 1.3%, and L&M, up by 27.1%. In the low-price segment, shipment volume was up by 7.7%, driven by Apollo Soyuz, Bond Street, Next and Optima, up by 11.9%, 2.8%, 23.2%, and 5.0%, respectively. Our market share of 26.2%, as measured by Nielsen, was up by 0.7 share points. Market share of Parliament was up by 0.2 share points to 3.1%; Marlboro was down by 0.2 share points to 1.9%; L&M was up slightly by 0.1 share point to 2.5% and Chesterfield was flat at 3.4%; Bond Street was up by 0.3 share points to 6.4%; Next was up by 0.4 share points to 2.9%; and Apollo Soyuz and Optima were essentially flat at 1.4% and 3.2%, respectively.
In Turkey, the total cigarette market increased by an estimated 5.5% to 25.5 billion units, reflecting recovery after the October 2011 excise tax-driven price increase and a decline in the incidence of illicit trade. Our shipment volume increased by 8.9% across all price segments, notably premium shipment volume, up by 8.5%. Our market share, as measured by Nielsen, grew by 0.5 share points to 45.3%, driven by premium Parliament, mid-price Muratti and low-price Lark, up by 0.7, 0.4 and 0.2 share points to 8.7%, 6.5% and 12.2%, respectively, partly offset by a decline in low-price L&M, down by 0.3 share points to 8.6%. Market share of Marlboro was down slightly by 0.1 share point to 9.0%.
In Ukraine, the total cigarette market declined by 3.0% to 23.1 billion units. Whilst our shipment volume decreased by 2.1%, market share, as measured by Nielsen, was up by 0.2 share points to 32.1%. Share for premium Parliament was up by 0.5 share points to 3.2%. Share of Marlboro was flat at 5.8%, Chesterfield was down slightly by 0.1 share point to 7.3% and Bond Street was up by 1.5 share points to 8.3%.
Asia. Net revenues, which include excise taxes billed to customers, increased by $171 million (3.3%). Excluding excise taxes, net revenues decreased by $81 million (2.8%) to $2.9 billion. This decrease was due to:

•	unfavorable volume/mix ($152 million, primarily due to the Japan hurdle) and

•	unfavorable currency ($29 million), partially offset by

•	price increases ($100 million).

Operating companies income of $1,364 million decreased by $34 million (2.4%). This decrease was due primarily to:

•	unfavorable volume/mix ($164 million) and

•	higher marketing, administration and research costs ($63 million), partially offset by

•	price increases ($100 million) and

•	lower manufacturing costs ($90 million).
Our cigarette shipment volume decreased by 0.7%. Excluding the Japan hurdle, our cigarette shipment volume in Asia increased by 7.4%, predominantly due to growth in Indonesia, Japan, Thailand and Vietnam, partially offset by a decline in the Philippines. Shipment volume of Marlboro was down by 0.9%, or up by 8.2% excluding the Japan hurdle, driven by growth in Indonesia, Japan and Vietnam.
In Indonesia, the total cigarette market was up by 6.9% to 79.6 billion units, driven by growth across all price segments. Our shipment volume grew by 17.8%. Our market share was up by 3.1 share points to 33.5%, driven notably by Sampoerna A in the premium segment, up by 1.2 share points to 13.1%, and mid-price U Mild, up by 1.0 share point to 2.8%. Marlboro's market share was up by 0.3 share points to 4.5% and its share of the “white” cigarette segment increased by 4.1 share points to 68.9%. Market share of Dji Sam Soe was unchanged at 7.4%.
In Japan, the total cigarette market increased by 9.5% to 49.4 billion units, mainly reflecting a favorable comparison with the second quarter of 2011, which experienced a prolonged disruption of our principal competitor's supply chain following the tragic events of March that year. Our shipment volume was down by 19.6%, primarily reflecting an unfavorable comparison with the second quarter of 2011. Excluding the additional volume of 6.3 billion units associated with the second quarter of 2011, our shipment volume increased by 19.2%. Our market share was down by 14.2 share points to 27.8%. Share of Marlboro was down by 3.9 share points to 12.5%, but up by 0.1 share point compared to its 2011 exit share, supported by the introduction of Marlboro Black Menthol Edge 1 and Marlboro Black Menthol Edge 8 in May. Share of Lark was down by 6.0 share points to 8.4%, or down by 0.2 share points compared to its 2011 exit share. Share of Philip Morris was down by 1.7 share points to 2.3%, and by 0.2 share points compared to its 2011 exit share.
In Korea, the total cigarette market was down by 0.7% to 22.8 billion units. Our shipment volume decreased by 6.8%, reflecting the impact of our price increases in February 2012. Our market share in the quarter of 18.8% was down by 1.1 share points, with Marlboro and Parliament down by 0.9 and 0.5 share points to 7.7% and 6.2%, respectively, partly offset by Virginia Slims, up by 0.5 share points to 4.0%.
In the Philippines, the total cigarette market decreased by 2.2% to 24.7 billion units. Our shipment volume was down by 4.1%, mainly reflecting the impact of our price increases in January 2012. Our market share declined by 1.9 share points to 92.6%. Marlboro's market share was down by 0.6 share points to 20.6%. Market share of Fortune was up by 4.1 share points to 50.9%.
Latin America & Canada. Net revenues, which include excise taxes billed to customers, decreased by $27 million (1.1%). Excluding excise taxes, net revenues increased by $1 million (0.1%) to $829 million. This increase was due to:

•	price increases ($80 million), partially offset by

•	unfavorable currency ($51 million) and

•	unfavorable volume/mix ($28 million).

Operating companies income of $249 million decreased by $19 million (7.1%). This decrease was due to:

•	unfavorable volume/mix ($26 million),

•	unfavorable currency ($25 million),

•	higher manufacturing costs ($24 million),

•	higher marketing, administration and research costs ($16 million) and

•	the 2012 pre-tax charges for asset impairment and exit costs ($8 million), partially offset by

•	price increases ($80 million).
Our cigarette shipment volume in Latin America & Canada decreased by 3.0%, mainly driven by a lower total market and unfavorable trade inventory movements in Mexico. Shipment volume of Marlboro decreased by 2.3%, principally driven by Mexico, partly offset by Brazil.
In Argentina, the total cigarette market declined slightly by 0.4% to 10.6 billion units. Our cigarette shipment volume decreased by 0.4%. Our market share was up by 0.3 share points to 74.7%, reflecting growth of mid-price Philip Morris, up by 1.4 share points to 39.3%, partly offset by low-price Next, down by 0.5 share points to 3.2%. Market share of Marlboro was essentially flat at 23.9%.
In Canada, the total tax-paid cigarette market increased slightly by 0.2% to 8.5 billion units, reflecting a return of illicit trade to the legitimate market and improved economic conditions in the western provinces. Our cigarette shipment volume declined by 4.0%. Our market share was down by 0.7 share points to 33.3%, reflecting share losses of our mid-price brands. Premium brands Benson & Hedges and Belmont were up by 0.1 share point and 0.2 share points to 2.0% each, and low-price brand Next was up by 0.6 share points to 7.3%, offset by mid-price Number 7 and Canadian Classics, and low-price Accord and Quebec Classique, down by 0.2, 0.2, 0.4 and 0.3 share points, to 3.9%, 8.5%, 3.2% and 2.4%, respectively.
In Mexico, the total cigarette market was down by 10.5% to 7.8 billion units, primarily due to the timing of Easter trade inventory movements. Excluding the inventory adjustments, the total cigarette market was down by an estimated 3.5%. Our cigarette shipment volume decreased by 9.6%, or by 2.7% excluding the aforementioned inventory adjustments. Our market share grew by 0.8 share points to 73.0%, led by Marlboro, up by 1.2 share points to 53.2%, and Benson & Hedges, up by 0.3 share points to 6.4%. Market share of low-price Delicados decreased by 1.0 share point to 10.1%.

Financial Review
Net Cash Provided by Operating Activities
Net cash provided by operating activities of $5.4 billion during the first six months of 2012 decreased by $1.1 billion from the comparable 2011 period. The decrease was due primarily to unfavorable currency and an increase in our working capital requirements, partially offset by higher net earnings.

The unfavorable movements in working capital were due primarily to the following:

•	more cash used for accrued liabilities and other current assets ($576 million), largely due to the timing of payments for excise taxes (primarily related to forestalling in 2011);

•
less cash provided by inventories ($419 million), primarily due to higher finished goods inventories (primarily stock movements related to tax-driven price increases) and higher leaf tobacco purchases;

•	more cash used for accounts receivable ($163 million), primarily due to the timing of sales and collections;

•	less cash provided by income taxes ($122 million), due primarily to the timing of payments; and

•	less cash provided by accounts payable ($106 million ), primarily due to the timing of payables for leaf and direct materials.
On February 9, 2012, we announced a one-year, gross productivity and cost savings target for 2012 of approximately $300 million to be achieved mainly through manufacturing and procurement productivity initiatives.
Net Cash Used in Investing Activities
Net cash used in investing activities of $512 million during the first six months of 2012 increased by $91 million from the comparable 2011 period due primarily to higher capital expenditures ($131 million), partially offset by cash spent in 2011 to purchase businesses ($62 million).
Our capital expenditures were $476 million and $345 million during the six months ended June 30, 2012 and 2011, respectively. The 2012 expenditures were primarily related to investments in productivity-enhancing programs, equipment for new products, the consolidation of our operations in the Philippines and the expansion of our capacity in Indonesia.
In January 2011, we acquired a cigar business, consisting primarily of trademarks in the Australian and New Zealand markets for $20 million.
In June 2011, we completed the acquisition of a cigarette business in Jordan, consisting primarily of cigarette manufacturing assets and inventories, for $42 million.

Net Cash Used in Financing Activities
During the first six months of 2012, net cash used in financing activities was $3.5 billion, compared with net cash used in financing activities of $5.7 billion during the first six months of 2011. During the first six months of 2012, we used a total of $8.7 billion to repurchase our common stock, pay dividends, and repay debt. These uses were partially offset by proceeds from our debt offerings and short-term borrowings in 2012 of $5.4 billion. During the first six months of 2011, we used a total of $6.5 billion to repurchase our common stock, pay dividends, and repay debt. These uses were partially offset by proceeds from our debt offerings in 2011 of $1.0 billion.
Dividends paid in the first six months of 2012 and 2011 were $2.7 billion and $2.3 billion, respectively. The increase reflects a higher dividend rate in 2012, partially offset by lower shares outstanding as a result of our share repurchase program.
Debt and Liquidity
We define cash and cash equivalents as short-term, highly liquid investments, readily convertible to known amounts of cash that mature within a maximum of three months and have an insignificant risk of change in value due to interest rate or credit risk changes. As a policy, we do not hold any investments in structured or equity-linked products. Our cash and cash equivalents are predominantly held in short-term bank deposits with institutions having a long-term rating of A- or better.
Credit Ratings - The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. At June 30, 2012, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Stable
Fitch	F1	A	Stable
Credit Facilities – At June 30, 2012, our committed credit facilities and commercial paper outstanding were as follows:

(in billions of dollars)
Type	Committed Credit Facilities	Commercial Paper
Multi-year revolving credit, expiring March 31, 2015	$2.5
Multi-year revolving credit, expiring October 25, 2016	3.5
Total facilities	$6.0
Commercial paper outstanding		$2.4
At June 30, 2012, there were no borrowings under the committed credit facilities, and the entire committed amounts were available for borrowing.
All principal banks participating in our committed credit facilities are highly rated by the credit rating agencies. We continuously monitor the credit quality of our banking group, and at this time we are not aware of any potential non-performing credit provider.
Each of these facilities requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“consolidated EBITDA”) to consolidated interest expense of not less than 3.5 to 1.0 on a rolling four-quarter basis. At June 30, 2012, our ratio calculated in accordance with the agreements was 16.2 to 1.0. These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require us to post collateral. We expect to continue to meet our covenants. The terms “consolidated EBITDA” and “consolidated interest expense,” both of which include certain adjustments, are defined in the facility agreements previously filed with the U.S. Securities and Exchange Commission.
In addition to the committed credit facilities discussed above, certain of our subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $2.1 billion at June 30, 2012 and $1.9 billion at December 31, 2011, are for the sole use of our subsidiaries. Borrowings under these arrangements amounted to $337 million at June 30, 2012, and $247 million at December 31, 2011.

Commercial Paper Program - We have commercial paper programs in place in the U.S. and in Europe. At June 30, 2012 and December 31, 2011, we had $2.4 billion and $1.3 billion, respectively, of commercial paper outstanding.
The existence of the commercial paper program and the committed credit facilities, coupled with our operating cash flows, will enable us to meet our liquidity requirements.
Debt - Our total debt was $20.8 billion at June 30, 2012 and $18.5 billion at December 31, 2011.
On February 28, 2011, we filed a new shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.
In March 2012, we issued $700 million of 4.500% U.S. dollar notes due March 2042 and $550 million of 1.625% U.S. dollar notes due March 2017. Interest on these notes is payable semiannually beginning in September 2012. In addition, in May 2012, we issued €750 million of 2.125% Euro notes due May 2019 and €600 million of 2.875% Euro notes due May 2024. Interest on these notes is payable annually beginning in May 2013. The net proceeds from the sale of these securities in 2012 ($2,981 million) were used to meet our working capital requirements, to repurchase our common stock, to refinance debt and for general corporate purposes. For further details on our debt offerings, see Note 12. Indebtedness to our condensed consolidated financial statements.
Guarantees - At June 30, 2012, we were contingently liable for $0.7 billion of guarantees of our own performance, which were primarily related to excise taxes on the shipment of our products. There is no liability in the condensed consolidated financial statements associated with these guarantees. At June 30, 2012, our third-party guarantees were insignificant.
Equity and Dividends
As discussed in Note 3. Stock Plans to our condensed consolidated financial statements, during the six months ended June 30, 2012, we granted 3.2 million shares of restricted stock and deferred stock awards at a weighted-average grant date fair value of $79.57. Equity awards generally vest three or more years after the date of the award, subject to earlier vesting on death or disability or normal retirement, or separation from employment by mutual agreement after reaching age 58.
In May 2012, our stockholders approved the Philip Morris International Inc. 2012 Performance Incentive Plan (the “2012 Plan”). The 2012 Plan replaced the 2008 Performance Incentive Plan (the “2008 Plan”) and, as a result, there will be no additional grants out of the 2008 Plan. Under the 2012 Plan, we may grant to eligible employees restricted stock, restricted stock units and deferred stock units, performance-based cash incentive awards and performance-based equity awards. While the 2008 Plan authorized incentive stock options, non-qualified stock options and stock appreciation rights, the 2012 Plan does not authorize any stock options or stock appreciation rights. Up to 30 million shares of our common stock may be issued under the 2012 Plan.
On May 1, 2010, we began repurchasing shares under a three-year $12 billion share repurchase program that was authorized by our Board of Directors in February 2010. From May 1, 2010 through June 30, 2012, we repurchased 172.3 million shares of our common stock at a cost of $11.4 billion under this repurchase program. During the first six months of 2012, we repurchased 35.8 million shares at a cost of $3.0 billion. During the second quarter of 2012, we repurchased 17.8 million shares at a cost of $1.5 billion. On July 31, 2012, we completed this share repurchase program ahead of schedule. In total, we purchased 179.1 million shares for $12.0 billion under this program.
On June 13, 2012, our Board of Directors authorized a new share repurchase program of $18 billion over three years. The new program commenced on August 1, 2012 after the completion of the three-year $12 billion program.
As previously announced on February 9, 2012, we have a share repurchase target for 2012 of $6.0 billion.
Dividends paid in the first six months of 2012 were $2.7 billion. During the third quarter of 2011, our Board of Directors approved a 20.3% increase in the quarterly dividend to $0.77 per common share. As a result, the present annualized dividend rate is $3.08 per common share.

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
Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volume in many of our markets, and we expect that such factors will continue to reduce consumption levels and will increase downtrading and the risk of counterfeiting, contraband and cross-border purchases. Significant regulatory developments will take place over the next few years in most of our markets, driven principally by the World Health Organization's Framework Convention on Tobacco Control (“FCTC”). The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation. The FCTC has led to increased efforts by tobacco control advocates and public health organizations to reduce the palatability and attractiveness of tobacco products to adult smokers. Regulatory initiatives that have been proposed, introduced or enacted include:

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
We compete primarily on the basis of product quality, brand recognition, brand loyalty, taste, innovation, packaging, service, marketing, advertising and price. We are subject to highly competitive conditions in all aspects of our business. The competitive environment and our competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors' introduction of lower-price products or innovative products, higher tobacco product taxes, higher absolute prices and larger gaps between retail price categories, and product regulation that diminishes the ability to differentiate tobacco products. Competitors include three large international tobacco companies and several regional and local tobacco companies and, in some instances, state-owned tobacco enterprises, principally in Algeria, China, Egypt, Taiwan, Thailand and Vietnam. Industry consolidation and privatizations of state-owned enterprises have led to an overall increase in competitive pressures. Some competitors have different profit and volume objectives and some international competitors are less susceptible to changes in currency exchange rates.
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
Investigations include allegations of contraband shipments of cigarettes, allegations of unlawful pricing activities within certain markets, allegations of underpayment of customs duties and/or excise taxes, allegations of false and misleading usage of descriptors such as “lights” and “ultra lights” and allegations of unlawful advertising. We cannot predict the outcome of those investigations or whether additional investigations may be commenced, and it is possible that our business could be materially affected by an unfavorable outcome of pending or future investigations. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Operating Results by Business Segment-Business Environment-Governmental Investigations” for a description of governmental investigations to which we are subject.
We may be unsuccessful in our attempts to produce products with the potential to reduce the risk of smoking-related diseases.
We continue to seek ways to develop commercially viable new product technologies that may reduce the risk of smoking. Our goal is to develop products whose potential for risk reduction can be substantiated and meet adult smokers' taste expectations. We may not succeed in these efforts. If we do not succeed, but others do, we may be at a competitive disadvantage. Furthermore, we cannot predict whether regulators will permit the marketing of tobacco products with claims of reduced risk to consumers, which could significantly undermine the commercial viability of these products.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity for each of the three months in the quarter ended June 30, 2012 was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2012 – April 30, 2012 (1)	4,763,867	$88.18	159,267,785	$1,726,987,207
May 1, 2012 – May 31, 2012 (1)	7,608,438	$86.19	166,876,223	$1,071,247,743
June 1, 2012 – June 30, 2012 (1)	5,401,601	$85.01	172,277,824	$612,045,751
Pursuant to Publicly Announced Plans or Programs	17,773,906	$86.36
April 1, 2012 – April 30, 2012 (3)	1,050	$87.96
May 1, 2012 – May 31, 2012 (3)	3,021	$87.96
June 1, 2012 – June 30, 2012 (3)	799	$87.43
For the Quarter Ended June 30, 2012	17,778,776	$86.36

(1)
On February 11, 2010, our Board of Directors authorized a share repurchase program of $12 billion over three years. This program commenced in May 2010, after the completion of our previous two-year $13 billion program. These share repurchases have been made pursuant to the $12 billion program.

On June 13, 2012, our Board of Directors authorized a new share repurchase program of $18 billion over three years. The new program commenced on August 1, 2012 after the completion of the three-year $12 billion program in July 2012.

(2)	Aggregate number of shares repurchased under the $12 billion share repurchase program as of the end of the period presented.

(3)
Shares repurchased represent shares tendered to us by employees who vested in restricted and deferred stock awards, or exercised stock options, and used shares to pay all, or a portion of, the related taxes and/or option exercise price.

Item 6.	Exhibits.

10.1
Separation Agreement and Release between Philip Morris International Management SA and Hermann Waldemer dated May 7, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 10, 2012).

10.2	Philip Morris International Inc. 2012 Performance Incentive Plan, effective May 7, 2012 (incorporated by reference to Exhibit A to the Definitive Proxy Statement filed on March 30, 2012).

10.3	Form of Deferred Stock Agreement (April 16, 2012) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.4	Employment Agreement with Jacek Olczak.

12	Statement regarding computation of ratios of earnings to fixed charges.

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

/s/ JACEK OLCZAK

Jacek Olczak
Chief Financial Officer

August 3, 2012