Form 10-Q
period 2012-09-30
Philip Morris International Inc.
filed 2012-11-02
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At October 31, 2012, there were 1,670,552,937 shares outstanding of the registrant’s common stock, no par value per share.

PHILIP MORRIS INTERNATIONAL INC.

In this report, “PMI,” “we,” “us” and “our” refers to Philip Morris International Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$4,817	$2,550
Receivables (less allowances of $54 in 2012 and $45 in 2011)	3,562	3,201
Inventories:
Leaf tobacco	3,633	3,463
Other raw materials	1,490	1,185
Finished product	3,120	3,472
	8,243	8,120
Deferred income taxes	394	397
Other current assets	584	591
Total current assets	17,600	14,859
Property, plant and equipment, at cost	13,482	12,913
Less: accumulated depreciation	7,118	6,663
	6,364	6,250
Goodwill	9,903	9,928
Other intangible assets, net	3,651	3,697
Other assets	791	754
TOTAL ASSETS	$38,309	$35,488

See notes to condensed consolidated financial statements.
Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share data)
(Unaudited)

	September 30, 2012	December 31, 2011
LIABILITIES
Short-term borrowings	$2,141	$1,511
Current portion of long-term debt	2,775	2,206
Accounts payable	1,127	1,031
Accrued liabilities:
Marketing and selling	511	519
Taxes, except income taxes	5,701	5,346
Employment costs	876	894
Dividends payable	1,436	1,341
Other	904	873
Income taxes	1,125	897
Deferred income taxes	130	176
Total current liabilities	16,726	14,794
Long-term debt	17,520	14,828
Deferred income taxes	1,902	1,976
Employment costs	1,601	1,665
Other liabilities	444	462
Total liabilities	38,193	33,725
Contingencies (Note 10)
Redeemable noncontrolling interest (Note 7)	1,276	1,212
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2012 and 2011)	—	—
Additional paid-in capital	1,285	1,235
Earnings reinvested in the business	24,394	21,757
Accumulated other comprehensive losses	(2,835)	(2,863)
	22,844	20,129
Less: cost of repurchased stock (433,382,409 and 383,407,665 shares in 2012 and 2011, respectively)	24,325	19,900
Total PMI stockholders’ (deficit) equity	(1,481)	229
Noncontrolling interests	321	322
Total stockholders’ (deficit) equity	(1,160)	551
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$38,309	$35,488

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Net revenues	$57,651	$57,470
Cost of sales	7,692	7,986
Excise taxes on products	34,163	34,044
Gross profit	15,796	15,440
Marketing, administration and research costs	5,043	4,911
Asset impairment and exit costs	50	60
Amortization of intangibles	73	73
Operating income	10,630	10,396
Interest expense, net	633	613
Earnings before income taxes	9,997	9,783
Provision for income taxes	3,034	2,850
Net earnings	6,963	6,933
Net earnings attributable to noncontrolling interests	258	228
Net earnings attributable to PMI	$6,705	$6,705
Per share data (Note 8):
Basic earnings per share	$3.92	$3.76
Diluted earnings per share	$3.92	$3.76
Dividends declared	$2.39	$2.05

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended September 30,
	2012	2011
Net revenues	$19,592	$20,706
Cost of sales	2,584	2,847
Excise taxes on products	11,672	12,344
Gross profit	5,336	5,515
Marketing, administration and research costs	1,655	1,770
Asset impairment and exit costs	34	43
Amortization of intangibles	24	25
Operating income	3,623	3,677
Interest expense, net	211	192
Earnings before income taxes	3,412	3,485
Provision for income taxes	1,088	1,024
Net earnings	2,324	2,461
Net earnings attributable to noncontrolling interests	97	84
Net earnings attributable to PMI	$2,227	$2,377
Per share data (Note 8):
Basic earnings per share	$1.32	$1.35
Diluted earnings per share	$1.32	$1.35
Dividends declared	$0.85	$0.77

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Net earnings	$6,963	$6,933
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments, net of income taxes of $31 in 2012 and $22 in 2011	(20)	(394)
Change in net loss and prior service cost:
Net losses and prior service costs, net of income taxes of ($1) in 2012 and ($2) in 2011	(2)	8
Less amortization of net losses, prior service costs and net transition costs, net of income taxes of ($29) in 2012 and ($21) in 2011	121	66
Change in fair value of derivatives accounted for as hedges:
(Gains)/losses transferred to earnings, net of income taxes of $1 in 2012 and ($3) in 2011	(8)	27
Losses recognized, net of income taxes of $3 in 2012 and $2 in 2011	(17)	(20)
Total other comprehensive earnings (losses)	74	(313)
Total comprehensive earnings	7,037	6,620
Less comprehensive earnings attributable to:
Noncontrolling interests	161	118
Redeemable noncontrolling interest	143	82
Comprehensive earnings attributable to PMI	$6,733	$6,420

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended September 30,
	2012	2011
Net earnings	$2,324	$2,461
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments, net of income taxes of $64 in 2012 and ($71) in 2011	546	(1,222)
Change in net loss and prior service cost:
Net losses and prior service costs, net of income taxes of ($1) in 2012 and $- in 2011	(1)	—
Less amortization of net losses, prior service costs and net transition costs, net of income taxes of ($8) in 2012 and ($9) in 2011	43	22
Change in fair value of derivatives accounted for as hedges:
Losses transferred to earnings, net of income taxes of $- in 2012 and ($1) in 2011	4	13
Losses recognized, net of income taxes of $4 in 2012 and $2 in 2011	(29)	(25)
Change in fair value of equity securities	—	1
Total other comprehensive earnings (losses)	563	(1,211)
Total comprehensive earnings	2,887	1,250
Less comprehensive earnings attributable to:
Noncontrolling interests	75	6
Redeemable noncontrolling interest	44	30
Comprehensive earnings attributable to PMI	$2,768	$1,214

See notes to condensed consolidated financial statements

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
for the Nine Months Ended September 30, 2012 and 2011
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests		Total
Balances, January 1, 2011	$—	$1,225	$18,133	$(1,140)	$(14,712)	$427		$3,933
Net earnings			6,705			148	(a)	6,853	(a)
Other comprehensive losses, net of income taxes				(285)		(30)	(a)	(315)	(a)
Exercise of stock options and issuance of other stock awards		(24)			211			187
Dividends declared ($2.05 per share)			(3,630)					(3,630)
Payments to noncontrolling interests						(236)		(236)
Purchase of subsidiary shares from noncontrolling interests		(1)				(1)		(2)
Common stock repurchased					(4,352)			(4,352)
Balances, September 30, 2011	$—	$1,200	$21,208	$(1,425)	$(18,853)	$308		$2,438
Balances, January 1, 2012	$—	$1,235	$21,757	$(2,863)	$(19,900)	$322		$551
Net earnings			6,705			132	(a)	6,837	(a)
Other comprehensive earnings, net of income taxes				28		29	(a)	57	(a)
Exercise of stock options and issuance of other stock awards		50			115			165
Dividends declared ($2.39 per share)			(4,068)					(4,068)
Payments to noncontrolling interests						(162)		(162)
Common stock repurchased					(4,540)			(4,540)
Balances, September 30, 2012	$—	$1,285	$24,394	$(2,835)	$(24,325)	$321		$(1,160)
(a) For the nine months ended September 30, 2011, net earnings attributable to noncontrolling interests exclude $80 million of earnings related to the redeemable noncontrolling interest, which is reported outside of the equity section in the condensed consolidated balance sheet. Other comprehensive losses, net of income taxes, also exclude $2 million of net currency translation adjustment gains related to the redeemable noncontrolling interest at September 30, 2011. For the nine months ended September 30, 2012, net earnings attributable to noncontrolling interests exclude $126 million of earnings related to the redeemable noncontrolling interest, which is reported outside of the equity section in the condensed consolidated balance sheet. Other comprehensive earnings, net of income taxes, also exclude $17 million of net currency translation adjustment gains related to the redeemable noncontrolling interest at September 30, 2012.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$6,963	$6,933

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	665	743
Deferred income tax benefit	(109)	(59)
Asset impairment and exit costs, net of cash paid	19	(14)
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	(392)	(191)
Inventories	(137)	970
Accounts payable	—	179
Income taxes	326	455
Accrued liabilities and other current assets	177	419
Pension plan contributions	(84)	(81)
Other	343	214
Net cash provided by operating activities	7,771	9,568

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(719)	(568)
Purchases of businesses, net of acquired cash	—	(80)
Other	28	(34)
Net cash used in investing activities	(691)	(682)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Short-term borrowing activity by original maturity:
Net issuances - maturities of 90 days or less	$1,367	$488
Issuances - maturities longer than 90 days	478	322
Repayments - maturities longer than 90 days	(1,220)	—
Long-term debt proceeds	5,516	1,606
Long-term debt repaid	(2,237)	(1,464)
Repurchases of common stock	(4,557)	(4,367)
Issuance of common stock	—	75
Dividends paid	(3,973)	(3,441)
Other	(262)	(273)
Net cash used in financing activities	(4,888)	(7,054)
Effect of exchange rate changes on cash and cash equivalents	75	(144)

Cash and cash equivalents:
Increase	2,267	1,688
Balance at beginning of period	2,550	1,703
Balance at end of period	$4,817	$3,391

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

Note 2. Asset Impairment and Exit Costs:
Pre-tax asset impairment and exit costs consisted of the following:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2012	2011	2012	2011
Separation programs:
European Union	$—	$23	$—	$11
Eastern Europe, Middle East & Africa	—	6	—	4
Asia	13	7	13	5
Latin America & Canada	24	9	8	8
Total separation programs	37	45	21	28
Contract termination charges:
Eastern Europe, Middle East & Africa	—	12	—	12
Asia	5	—	5	—
Total contract termination charges	5	12	5	12
Asset impairment charges:
Asia	6	—	6	—
Latin America & Canada	2	3	2	3
Total asset impairment charges	8	3	8	3
Asset impairment and exit costs	$50	$60	$34	$43

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Exit Costs
Separation Programs
The 2012 pre-tax separation program charges primarily related to severance costs associated with factory restructurings in Asia and in Latin America & Canada. The 2011 pre-tax separation program charges primarily related to severance costs for factory and R&D restructurings, primarily in the European Union and in Latin America & Canada.

Contract Termination Charges

During the third quarter of 2012, PMI recorded exit costs of $5 million related to the termination of a distribution agreement in Asia. During the third quarter of 2011, PMI recorded exit costs of $12 million related to the termination of a distribution agreement in Eastern Europe, Middle East & Africa.
Movement in Exit Cost Liabilities
The movement in exit cost liabilities for the nine months ended September 30, 2012 was as follows:

(in millions)
Liability balance, January 1, 2012	$28
Charges	42
Cash spent	(31)
Currency/other	(3)
Liability balance, September 30, 2012	$36
Cash payments related to exit costs at PMI were $31 million and $11 million for the nine months and three months ended September 30, 2012, respectively, and $74 million and $49 million for the nine months and three months ended September 30, 2011, respectively. Future cash payments for exit costs incurred to date are expected to be approximately $36 million, and will be substantially paid by 2013.

Asset Impairment Charges
During the third quarter of 2012, PMI recorded pre-tax asset impairment charges of $8 million related to factory restructurings in Asia and in Latin America & Canada.

Note 3. Stock Plans:
In May 2012, PMI’s stockholders approved the Philip Morris International Inc. 2012 Performance Incentive Plan (the “2012 Plan”). The 2012 Plan replaced the 2008 Performance Incentive Plan (the “2008 Plan”) and, as a result, there will be no additional grants under the 2008 Plan. Under the 2012 Plan, PMI may grant to eligible employees restricted stock, restricted stock units and deferred stock units, performance-based cash incentive awards and performance-based equity awards. While the 2008 Plan authorized incentive stock options, non-qualified stock options and stock appreciation rights, the 2012 Plan does not authorize any stock options or stock appreciation rights. Up to 30 million shares of PMI’s common stock may be issued under the 2012 Plan. At September 30, 2012, shares available for grant under the 2012 Plan were 29,998,060.
In 2008, PMI adopted the Philip Morris International Inc. 2008 Stock Compensation Plan for Non-Employee Directors (the “Non-Employee Directors Plan”). A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the Non-Employee Directors Plan. As of September 30, 2012, shares available for grant under the plan were 798,801.
During the nine months ended September 30, 2012, PMI granted 3.2 million shares of deferred stock awards to eligible employees at a weighted-average grant date fair value of $79.58 per share. During the nine months ended September 30, 2011, PMI granted 3.8 million shares of restricted and deferred stock awards to eligible employees at a weighted average grant date fair value of $59.41 per share. PMI recorded compensation expense for stock awards of $191 million and $122 million during the nine months

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

ended September 30, 2012 and 2011, respectively, and $55 million and $41 million during the three months ended September 30, 2012 and 2011, respectively. During the first quarter of 2012, compensation expense included approximately $27 million of accelerated expense primarily associated with employees approaching or reaching certain age milestones that accelerate the vesting. As of September 30, 2012, PMI had $277 million of total unrecognized compensation cost related to non-vested restricted and deferred stock awards. The cost is recognized over the original restriction period of the awards, which is typically three or more years after the date of the award, subject to earlier vesting on death or disability or normal retirement, or separation from employment by mutual agreement after reaching age 58.

During the nine months ended September 30, 2012, 3.7 million shares of PMI restricted stock and deferred stock awards vested. The grant date fair value of all the vested shares was approximately $146 million. The total fair value of restricted stock and deferred stock awards that vested during the nine months ended September 30, 2012 was approximately $294 million.

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
Pension Plans
Components of Net Periodic Benefit Cost
Net periodic pension cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Service cost	$5	$5	$143	$132
Interest cost	12	13	142	155
Expected return on plan assets	(11)	(12)	(243)	(240)
Amortization:
Net loss	7	6	92	42
Prior service cost	1	1	8	6
Net transition obligation	—	—	1	—
Other	—	1	—	—
Net periodic pension cost	$14	$14	$143	$95

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2012	2011	2012	2011
Service cost	$1	$2	$47	$47
Interest cost	4	4	46	54
Expected return on plan assets	(3)	(4)	(81)	(84)
Amortization:
Net loss	2	2	30	14
Prior service cost	—	1	4	2
Net transition obligation	—	—	1	—
Net periodic pension cost	$4	$5	$47	$33

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Employer Contributions
PMI makes, and plans to make, contributions, to the extent that they are tax deductible and to meet specific funding requirements of its funded U.S. and non-U.S. plans. Employer contributions of $84 million were made to the pension plans during the nine months ended September 30, 2012. Currently, PMI anticipates making additional contributions during the remainder of 2012 of approximately $79 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Note 5. Goodwill and Other Intangible Assets, net:
Goodwill and other intangible assets, net, by segment were as follows:

	Goodwill		Other Intangible Assets, net
(in millions)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
European Union	$1,415	$1,392	$647	$663
Eastern Europe, Middle East & Africa	631	666	244	250
Asia	4,804	4,966	1,552	1,633
Latin America & Canada	3,053	2,904	1,208	1,151
Total	$9,903	$9,928	$3,651	$3,697
Goodwill is due primarily to PMI’s acquisitions in Canada, Indonesia, Mexico, Greece, Serbia, Colombia and Pakistan, as well as the business combination in the Philippines in February 2010. The movements in goodwill from December 31, 2011, were as follows:

(in millions)	European Union	Eastern Europe, Middle East & Africa	Asia	Latin America & Canada	Total
Balance at December 31, 2011	$1,392	$666	$4,966	$2,904	$9,928
Changes due to:
Acquisitions	—	—	—	—	—
Currency	23	(35)	(162)	149	(25)
Balance at September 30, 2012	$1,415	$631	$4,804	$3,053	$9,903
Additional details of other intangible assets were as follows:

	September 30, 2012		December 31, 2011
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$2,061		$2,067
Amortizable intangible assets	2,038	$448	2,001	$371
Total other intangible assets	$4,099	$448	$4,068	$371

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia in 2005 and Mexico in 2007. Amortizable intangible assets primarily consist of certain trademarks, distribution networks and non-compete agreements associated with business combinations. The range of useful lives as well as the weighted-average remaining useful life of amortizable intangible assets at September 30, 2012 is as follows:

Description	Initial Estimated Useful Lives	Weighted-Average Remaining Useful Life
Trademarks	2 - 40 years	26	years
Distribution networks	20 - 30 years	15	years
Non-compete agreements	3 - 10 years	3	years
Other (including farmer contracts and intellectual property rights)	12.5 - 17 years	13	years

Pre-tax amortization expense for intangible assets was $73 million for each of the nine months ended September 30, 2012 and 2011, and $24 million and $25 million for the three months ended September 30, 2012 and 2011, respectively. Amortization expense for each of the next five years is estimated to be $98 million or less, assuming no additional transactions occur that require the amortization of intangible assets.
The increase in the gross carrying amount of other intangible assets from December 31, 2011, was due to currency movements.
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
PMI uses deliverable and non-deliverable forward foreign exchange contracts, foreign currency swaps, foreign currency collars and foreign currency options, collectively referred to as foreign exchange contracts, to mitigate its exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions. The primary currencies to which PMI is exposed include the Euro, Indonesian rupiah, Japanese yen, Mexican peso, Russian ruble, Swiss franc and Turkish lira. At September 30, 2012, PMI had contracts with aggregate notional amounts of $13.4 billion. Of the $13.4 billion aggregate notional amount at September 30, 2012, $3.9 billion related to cash flow hedges, $0.9 billion related to hedges of net investments in foreign operations and $8.6 billion related to other derivatives that primarily offset currency exposures on intercompany financing.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The fair value of PMI’s foreign exchange contracts included in the condensed consolidated balance sheet as of September 30, 2012 and December 31, 2011, were as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in millions)	Balance Sheet Classification	At September 30, 2012	At December 31, 2011	Balance Sheet Classification	At September 30, 2012	At December 31, 2011
Foreign exchange contracts designated as hedging instruments	Other current assets	$38	$57	Other accrued liabilities	$4	$4
	Other assets	15	—	Other liabilities	3	—
Foreign exchange contracts not designated as hedging instruments	Other current assets	19	88	Other accrued liabilities	55	62
				Other liabilities	1	—
Total derivatives		$72	$145		$63	$66
Hedging activities, which represent movement in derivatives as well as the respective underlying transactions, had the following effect on PMI’s condensed consolidated statements of earnings and other comprehensive earnings for the nine months and three months ended September 30, 2012 and 2011:

(in millions)	For the Nine Months Ended September 30, 2012
Gain (Loss)	Cash Flow Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$33		$—		$33
Cost of sales	19		—		19
Marketing, administration and research costs	—		—		—
Operating income	52		—		52
Interest expense, net	(43)		11		(32)
Earnings before income taxes	9		11		20
Provision for income taxes	(1)		1		—
Net earnings attributable to PMI	$8		$12		$20
Other Comprehensive Earnings:
Gains transferred to earnings	$(9)			$1	$(8)
Recognized losses	(20)			3	(17)
Net impact on equity	$(29)			$4	$(25)
Cumulative translation adjustment		$(11)		$4	$(7)

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in millions)	For the Nine Months Ended September 30, 2011
Gain (Loss)	Cash Flow Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$(9)		$—		$(9)
Cost of sales	5		—		5
Marketing, administration and research costs	—		—		—
Operating income	(4)		—		(4)
Interest expense, net	(26)		37		11
Earnings before income taxes	(30)		37		7
Provision for income taxes	3		(9)		(6)
Net earnings attributable to PMI	$(27)		$28		$1
Other Comprehensive Earnings:
Losses transferred to earnings	$30			$(3)	$27
Recognized losses	(22)			2	(20)
Net impact on equity	$8			$(1)	$7
Cumulative translation adjustment		$2			$2

(in millions)	For the Three Months Ended September 30, 2012
Gain (Loss)	Cash Flow Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$9		$—		$9
Cost of sales	—		—		—
Marketing, administration and research costs	—		—		—
Operating income	9		—		9
Interest expense, net	(13)		5		(8)
Earnings before income taxes	(4)		5		1
Provision for income taxes	—		1		1
Net earnings attributable to PMI	$(4)		$6		$2
Other Comprehensive Earnings:
Losses transferred to earnings	$4			$—	$4
Recognized losses	(33)			4	(29)
Net impact on equity	$(29)			$4	$(25)
Cumulative translation adjustment		$(11)		$4	$(7)

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in millions)	For the Three Months Ended September 30, 2011
Gain (Loss)	Cash Flow Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$(9)		$—		$(9)
Cost of sales	5		—		5
Marketing, administration and research costs	—		—		—
Operating income	(4)		—		(4)
Interest expense, net	(10)		23		13
Earnings before income taxes	(14)		23		9
Provision for income taxes	1		(5)		(4)
Net earnings attributable to PMI	$(13)		$18		$5
Other Comprehensive Earnings:
Losses transferred to earnings	$14			$(1)	$13
Recognized losses	(27)			2	(25)
Net impact on equity	$(13)			$1	$(12)
Cumulative translation adjustment		$—			$—

Each type of hedging activity is described in greater detail below.
Cash Flow Hedges
PMI has entered into foreign exchange contracts to hedge foreign currency exchange risk related to certain forecasted transactions. The effective portion of gains and losses associated with qualifying cash flow hedge contracts is deferred as a component of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. During the nine months and three months ended September 30, 2012 and 2011, ineffectiveness related to cash flow hedges was not material. As of September 30, 2012, PMI has hedged forecasted transactions for periods not exceeding the next fifteen months. The impact of these hedges is included in operating cash flows on PMI’s condensed consolidated statements of cash flows.

For the nine months and three months ended September 30, 2012 and 2011, foreign exchange contracts that were designated as cash flow hedging instruments impacted the condensed consolidated statements of earnings and other comprehensive earnings as follows:

(pre-tax, in millions)	For the Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings on Derivatives
		2012	2011	2012	2011
Foreign exchange contracts				$(20)	$(22)
	Net revenues	$33	$(9)
	Cost of sales	19	5
	Marketing, administration and research costs	—	—
	Interest expense, net	(43)	(26)
Total		$9	$(30)	$(20)	$(22)

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(pre-tax, in millions)	For the Three Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings on Derivatives
		2012	2011	2012	2011
Foreign exchange contracts				$(33)	$(27)
	Net revenues	$9	$(9)
	Cost of sales	—	5
	Marketing, administration and research costs	—	—
	Interest expense, net	(13)	(10)
Total		$(4)	$(14)	$(33)	$(27)

Hedges of Net Investments in Foreign Operations
PMI designates certain foreign currency denominated debt and foreign exchange contracts as net investment hedges of its foreign operations. For the nine months ended September 30, 2012 and 2011, these hedges of net investments resulted in gains (losses), net of income taxes, of $(30) million and $(137) million, respectively. For the three months ended September 30, 2012 and 2011, these hedges of net investments resulted in gains (losses), net of income taxes, of $(70) million and $139 million, respectively. These gains (losses) were reported as a component of accumulated other comprehensive losses within currency translation adjustments. For the nine months and three months ended September 30, 2012 and 2011, ineffectiveness related to net investment hedges was not material. Other investing cash flows on PMI’s condensed consolidated statements of cash flows includes the premiums paid for and settlements of net investment hedges.

For the nine months and three months ended September 30, 2012 and 2011, foreign exchange contracts that were designated as net investment hedging instruments impacted the condensed consolidated statements of earnings and other comprehensive earnings as follows:

(pre-tax, in millions)	For the Nine Months Ended September 30,
Derivatives in Net Investment Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings on Derivatives
		2012	2011	2012	2011
Foreign exchange contracts				$(11)	$2
	Interest expense, net	$—	$—

(pre-tax, in millions)	For the Three Months Ended September 30,
Derivatives in Net Investment Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings on Derivatives
		2012	2011	2012	2011
Foreign exchange contracts				$(11)	$—
	Interest expense, net	$—	$—

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other Derivatives
PMI has entered into foreign exchange contracts to hedge the foreign currency exchange risks related to intercompany loans between certain subsidiaries, and third-party loans. While effective as economic hedges, no hedge accounting is applied for these contracts; therefore, the unrealized gains (losses) relating to these contracts are reported in PMI’s condensed consolidated statements of earnings. For the nine months ended September 30, 2012 and 2011, the gains (losses) from contracts for which PMI did not apply hedge accounting were $66 million and $144 million, respectively. For the three months ended September 30, 2012 and 2011, the gains (losses) from contracts for which PMI did not apply hedge accounting were $190 million and $6 million, respectively. The gains (losses) from these contracts substantially offset the losses and gains generated by the underlying intercompany and third-party loans being hedged.

As a result, for the nine months and three months ended September 30, 2012 and 2011, these items impacted the condensed consolidated statements of earnings as follows:

(pre-tax, in millions)
Derivatives not Designated as Hedging Instruments	Statement of Earnings Classification of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Earnings
		For the Nine Months Ended September 30,		For the Three Months Ended September 30,
		2012	2011	2012	2011
Foreign exchange contracts
	Marketing, administration and research costs	$—	$—	$—	$—
	Interest expense, net	11	37	5	23
		$11	$37	$5	$23
Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses
Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity impacted accumulated other comprehensive losses, net of income taxes, as follows:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2012	2011	2012	2011
Gain at beginning of period	$15	$2	$15	$21
Derivative (gains)/losses transferred to earnings	(8)	27	4	13
Change in fair value	(17)	(20)	(29)	(25)
(Loss)/gain as of September 30	$(10)	$9	$(10)	$9
At September 30, 2012, PMI expects $11 million of derivative losses that are included in accumulated other comprehensive losses to be reclassified to the condensed consolidated statement of earnings within the next twelve months. These losses are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.
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

Note 7. Redeemable Noncontrolling Interest:
Philippines Business Combination:
On February 25, 2010, PMI's affiliate, Philip Morris Philippines Manufacturing Inc. (“PMPMI”), and Fortune Tobacco Corporation (“FTC”) combined their respective business activities by transferring selected assets and liabilities of PMPMI and FTC to a new company called PMFTC Inc. (“PMFTC”). PMPMI and FTC hold equal economic interests in PMFTC, while PMI manages the day-to-day operations of PMFTC and has a majority of its Board of Directors. Consequently, PMI accounted for the contributed assets and liabilities of FTC as a business combination.
The fair value of the assets and liabilities contributed by FTC in this non-cash transaction was determined to be $1.17 billion. FTC holds the right to sell its interest in PMFTC to PMI, except in certain circumstances, during the period from February 25, 2015 through February 24, 2018, at an agreed-upon value of $1.17 billion, which was recorded on PMI’s condensed consolidated balance sheet as a redeemable noncontrolling interest at the date of the business combination.

With the consolidation of PMFTC, FTC’s share of PMFTC’s comprehensive income or loss is attributable to the redeemable noncontrolling interest, impacting the carrying value. To the extent that the attribution of these amounts would cause the carrying value to fall below the redemption amount of $1.17 billion, the carrying amount would be adjusted back up to the redemption value through stockholders’ (deficit) equity. The movement in redeemable noncontrolling interest for the nine months ended September 30, 2012 was as follows:

(in millions)
Redeemable noncontrolling interest at December 31, 2011	$1,212
Share of net earnings	126
Dividend payments	(79)
Currency translation	17
Redeemable noncontrolling interest at September 30, 2012	$1,276
The redeemable noncontrolling interest balance at September 30, 2011 was $1,216 million. The increase in redeemable noncontrolling interest from December 31, 2010 through September 30, 2011 of $28 million was due to $80 million of net earnings and currency translation gains of $2 million, partially offset by dividend payments of $54 million.
In future periods, if the fair value of 50% of PMFTC were to drop below the redemption value of $1.17 billion, the difference would be treated as a special dividend to FTC and would reduce PMI’s earnings per share. Reductions in earnings per share may be partially or fully reversed in subsequent periods if the fair value of the redeemable noncontrolling interest increases relative to the redemption value. Such increases in earnings per share would be limited to cumulative prior reductions. At September 30, 2012, PMI determined that 50% of the fair value of PMFTC exceeded the redemption value of $1.17 billion.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8. Earnings Per Share:
Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2012	2011	2012	2011
Net earnings attributable to PMI	$6,705	$6,705	$2,227	$2,377
Less distributed and undistributed earnings attributable to share-based payment awards	36	38	12	14
Net earnings for basic and diluted EPS	$6,669	$6,667	$2,215	$2,363
Weighted-average shares for basic EPS	1,701	1,771	1,683	1,749
Plus incremental shares from assumed conversions:
Stock options	—	—	—	—
Weighted-average shares for diluted EPS	1,701	1,771	1,683	1,749
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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Segment data were as follows:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2012	2011	2012	2011
Net revenues:
European Union	$20,654	$22,650	$6,904	$8,155
Eastern Europe, Middle East & Africa	14,256	13,195	5,125	4,921
Asia	15,668	14,577	5,174	5,143
Latin America & Canada	7,073	7,048	2,389	2,487
Net revenues	$57,651	$57,470	$19,592	$20,706
Earnings before income taxes:
Operating companies income:
European Union	$3,232	$3,548	$1,085	$1,262
Eastern Europe, Middle East & Africa	2,805	2,482	1,047	925
Asia	4,068	3,800	1,297	1,309
Latin America & Canada	753	774	267	255
Amortization of intangibles	(73)	(73)	(24)	(25)
General corporate expenses	(155)	(135)	(49)	(49)
Operating income	10,630	10,396	3,623	3,677
Interest expense, net	(633)	(613)	(211)	(192)
Earnings before income taxes	$9,997	$9,783	$3,412	$3,485
Items affecting the comparability of results from operations are asset impairment and exit costs. See Note 2. Asset Impairment and Exit Costs for a breakdown of these costs by segment.

Note 10. Contingencies:
Litigation - General
Legal proceedings covering a wide range of matters are pending or threatened against us, and/or our subsidiaries, and/or our indemnitees in various jurisdictions. Our indemnitees include distributors, licensees, and others that have been named as parties in certain cases and that we have agreed to defend, as well as to pay costs and some or all of judgments, if any, that may be entered against them. Pursuant to the terms of the Distribution Agreement between Altria Group, Inc. ("Altria") and PMI, PMI will indemnify Altria and PM USA for tobacco product claims based in substantial part on products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for tobacco product claims based in substantial part on products manufactured by PM USA, excluding tobacco products contract manufactured for PMI. Various types of claims are raised in these proceedings, including, among others, product liability, consumer protection, antitrust, employment and tax.
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
Tobacco-Related Litigation
To date, we have paid total judgments, including costs, of approximately six thousand Euros in tobacco-related cases. These payments were made in order to appeal three Italian small claims cases, all of which were subsequently reversed on appeal. To date, no tobacco-related case has been finally resolved in favor of a plaintiff against us, our subsidiaries or indemnitees.
The table below lists the number of tobacco-related cases pending against us and/or our subsidiaries or indemnitees as of November 1, 2012, 2011 and 2010:

Type of Case	Number of Cases Pending as of November 1, 2012	Number of Cases Pending as of November 1, 2011	Number of Cases Pending as of November 1, 2010
Individual Smoking and Health Cases	75	84	111
Smoking and Health Class Actions	10	10	11
Health Care Cost Recovery Actions	15	11	10
Lights Class Actions	2	2	2
Individual Lights Cases (small claims court)	7	9	10
Public Civil Actions	4	3	8
Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 387 Smoking and Health, Lights, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Ten cases have had decisions in favor of plaintiffs. Seven of these cases have subsequently reached final resolution in our favor and three remain on appeal.

The table below lists the verdicts and post-trial developments in the three pending cases in which verdicts were returned in favor of plaintiffs:

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
May 2011	Brazil/Laszlo	Individual Smoking and Health
The Civil Court of São Vicente found for plaintiff and ordered Philip Morris Brasil to pay damages of R$31,333 (approximately $15,435), plus future costs for cessation and medical treatment of smoking related diseases.

In June 2011, Philip Morris Brasil filed an appeal. In December 2011, the Appellate Court reversed the trial court decision. In February 2012, plaintiff appealed the decision. This appeal is still pending.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
September 2009	Brazil/Bernhardt	Individual Smoking and Health	The Civil Court of Rio de Janeiro found for plaintiff and ordered Philip Morris Brasil to pay R$13,000 (approximately $6,400) in “moral damages.”
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
In March 2011, the Court of Appeals affirmed the trial court's decision and denied Philip Morris Brasil's appeal. The Court of Appeals increased the amount of damages awarded to the plaintiff to R$100,000 (approximately $49,300). Philip Morris Brasil filed an appeal in June 2011. This appeal is still pending.

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
As of November 1, 2012, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•
75 cases brought by individual plaintiffs in Argentina (30), Brazil (29), Canada (2), Chile (4), Costa Rica (1), Greece (1), Italy (5), the Philippines (1), Scotland (1) and Turkey (1), compared with 84 such cases on November 1, 2011, and 111 cases on November 1, 2010; and

•	10 cases brought on behalf of classes of individual plaintiffs in Brazil (2) and Canada (8), compared with 10 such cases on November 1, 2011, and 11 such cases on November 1, 2010.

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
In the first class action pending in Canada, Cecilia Letourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, our subsidiary and other Canadian manufacturers are defendants. The plaintiff, an individual smoker, is seeking compensatory and unspecified punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005. On February 14, 2012, the court ruled that the federal government will remain as a third-party in the case. Trial began on March 12, 2012. At the present pace, trial is expected to last well into 2013 and possibly 2014, with a judgment to follow at an indeterminate point after the conclusion of the trial proceedings.
In the second class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, our subsidiary and other Canadian manufacturers are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, are seeking compensatory and unspecified punitive damages for each member of the class who allegedly suffers from certain smoking-related diseases. The class was certified in 2005. On February 14, 2012, the court ruled that the federal government will remain as a third-party in the case. Trial began on March 12, 2012. At the present pace, trial is expected to last well into 2013 and possibly 2014, with a judgment to follow at an indeterminate point after the conclusion of the trial proceedings.
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
As of November 1, 2012, there were 15 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Canada (9), Nigeria (5) and Spain (1), compared with 11 such cases on November 1, 2011 and 10 such cases on November 1, 2010.
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
In the sixth health care cost recovery case filed in Canada, Her Majesty in Right of Alberta v. Altria Group, Inc., et al., Supreme Court of Queen's Bench Alberta, Canada, filed June 8, 2012, we, our subsidiaries, our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The claim was filed by the government of the province of Alberta based on legislation enacted in the province that is similar to the laws enacted in several other Canadian provinces. The legislation authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” We, our subsidiaries and our indemnitees have all been served with the statement of claim.
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
In the ninth health care cost recovery case filed in Canada, Her Majesty the Queen in Right of the Province of Prince Edward Island v. Rothmans, Benson & Hedges Inc., et al., Supreme Court of Prince Edward Island (General Section), Canada, filed September 10, 2012, we, our subsidiaries, our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The claim was filed by the government of the province of Prince Edward Island based on legislation enacted in the province that is similar to the laws enacted in several other Canadian provinces. The legislation authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” Our subsidiary has been served with the statement of claim.
In the first health care cost recovery case in Nigeria, The Attorney General of Lagos State v. British American Tobacco (Nigeria) Limited, et al., High Court of Lagos State, Lagos, Nigeria, filed April 30, 2007, our subsidiary and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. In February 2008, our subsidiary was served with a Notice of Discontinuance. The claim was formally dismissed in March 2008. However, the plaintiff has since refiled its claim. Our subsidiary is in the process of making challenges to service and the court's jurisdiction. Currently, the case is stayed in the trial court pending the appeals of certain co-defendants relating to service objections. We currently have no employees, operations or assets in Nigeria.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In the second health care cost recovery case in Nigeria, The Attorney General of Kano State v. British American Tobacco (Nigeria) Limited, et al., High Court of Kano State, Kano, Nigeria, filed May 9, 2007, our subsidiary and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. Our subsidiary is in the process of making challenges to service and the court's jurisdiction.
In the third health care cost recovery case in Nigeria, The Attorney General of Gombe State v. British American Tobacco (Nigeria) Limited, et al., High Court of Gombe State, Gombe, Nigeria, filed May 18, 2007, our subsidiary and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. In July 2008, the court dismissed the case against all defendants based on the plaintiff's failure to comply with various procedural requirements when filing and serving the complaint. The plaintiff did not appeal the dismissal. However, in October 2008, the plaintiff refiled its claim. In June 2010, the court ordered the plaintiff to amend the claim to properly name Philip Morris International Inc. as a defendant. Philip Morris International Inc. objected to plaintiff's attempted service of amended process. In February 2011, the court granted, in part, our service objections, ruling that the plaintiff had not complied with the procedural steps necessary to serve us. As a result of this ruling, Philip Morris International Inc. is not currently a defendant in the case. Plaintiff may appeal the ruling or follow the procedural steps required to serve Philip Morris International Inc.
In the fourth health care cost recovery case in Nigeria, The Attorney General of Oyo State, et al., v. British American Tobacco (Nigeria) Limited, et al., High Court of Oyo State, Ibadan, Nigeria, filed May 25, 2007, our subsidiary and other members of the industry are defendants. Plaintiffs seek reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. Our subsidiary challenged service as improper. In June 2010, the court ruled that plaintiffs did not have leave to serve the writ of summons on the defendants and that they must re-serve the writ. Our subsidiary has not yet been re-served.
In the fifth health care cost recovery case in Nigeria, The Attorney General of Ogun State v. British American Tobacco (Nigeria) Limited, et al., High Court of Ogun State, Abeokuta, Nigeria, filed February 26, 2008, our subsidiary and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. In May 2010, the trial court rejected our subsidiary's service objections. Our subsidiary has appealed.

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
As of November 1, 2012, there were a number of lights cases pending against our subsidiaries or indemnitees, as follows:

•	2 cases brought on behalf of overlapping classes of individual plaintiffs in Israel, compared with 2 such cases on November 1, 2011 and November 1, 2010; and

•
7 cases brought by individuals in the equivalent of small claims courts in Italy, where the maximum damages are approximately one thousand Euros per case, compared with 9 such cases on November 1, 2011, and 10 such cases on November 1, 2010.

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
The claims in the second class action pending in Israel, Navon, et al. v. Philip Morris Products USA, et al., District Court of Tel-Aviv/Jaffa, Israel, filed December 5, 2004, against our indemnitee (our distributor) and other members of the industry are similar to those in El-Roy, and the case is currently stayed pending a ruling on class certification in El-Roy.

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
As of November 1, 2012, there were 4 public civil actions pending against our subsidiaries in Argentina (2), Brazil (1), and Venezuela (1), compared with 3 such cases on November 1, 2011, and 8 such cases on November 1, 2010.
In the first public civil action in Argentina, Asociación Argentina de Derecho de Danos v. Massalin Particulares S.A., et al., Civil Court of Buenos Aires, Argentina, filed February 26, 2007, our subsidiary and another member of the industry are defendants. The plaintiff, a consumer association, seeks the establishment of a relief fund for reimbursement of medical costs associated with diseases allegedly caused by smoking. Our subsidiary filed its answer in September 2007. In March 2010, the case file was transferred to the Federal Court on Administrative Matters after the Civil Court granted the plaintiff's request to add the national government as a co-plaintiff in the case.
In the second public civil action in Argentina, Conciencia Ciudadana Mejorar Asociación Civil, et al.v. Massalin Particulares S.A., 4th Civil & Commercial Court of Zarate, Argentina, filed September 20, 2012, our subsidiary is a defendant. Plaintiffs, a civil association and an individual, seek an order requiring our subsidiary to place information regarding tar, nicotine, and carbon monoxide yields on the packages of cigarettes in the Marlboro brand family. Plaintiffs also seek moral and punitive damages. Our subsidiary has been served with the complaint.
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

Antitrust: In the antitrust class action in Kansas, Smith v. Philip Morris Companies Inc., et al., District Court of Seward County, Kansas, filed February 7, 2000, we and other members of the industry are defendants. The plaintiff asserts that the defendant

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

cigarette companies engaged in an international conspiracy to fix wholesale prices of cigarettes and sought certification of a class comprised of all persons in Kansas who were indirect purchasers of cigarettes from the defendants. The plaintiff claims unspecified economic damages resulting from the alleged price-fixing, trebling of those damages under the Kansas price-fixing statute and counsel fees. The trial court granted plaintiff's motion for class certification in 2001. In March 2012, the trial court granted defendants' motions for summary judgment in their entirety and, accordingly, entered judgment for the defendants on all claims. In July 2012, plaintiff appealed this ruling.

Breach of Contract: In the breach of contract action in Ontario, Canada, The Ontario Flue-Cured Tobacco Growers' Marketing Board, et al. v. Rothmans, Benson & Hedges Inc., Superior Court of Justice, London, Ontario, Canada, filed November 5, 2009, our subsidiary is a defendant. Plaintiffs in this putative class action allege that our subsidiary breached contracts with the proposed class members (Ontario tobacco growers and their related associations) concerning the sale and purchase of flue-cured tobacco from January 1, 1986 to December 31, 1996. Plaintiffs allege that our subsidiary was required by the contracts to disclose to plaintiffs the quantity of tobacco included in cigarettes to be sold for duty free and export purposes (which it purchased at a lower price per pound than tobacco that was included in cigarettes to be sold in Canada), but failed to disclose that some of the cigarettes it designated as being for export and duty free purposes were ultimately sold in Canada. Similar lawsuits were filed against other Canadian cigarette manufacturers. In September 2011, plaintiffs served a notice of motion seeking class certification. The court has agreed to hear preliminary motions prior to its consideration of plaintiffs' certification motion. A hearing on the question of whether the plaintiffs' claims are released by settlements entered into previously between our subsidiary and other Canadian cigarette manufacturers, on the one hand, and the federal government, on the other hand, was heard in September 2012. The court took the motion under reserve and has not yet issued a decision. The court has also agreed to hear argument on defendants' motion to dismiss plaintiffs' claims based on statute of limitations grounds prior to considering plaintiffs' class certification motion.
Tax: In Brazil, there are 112 tax cases involving Philip Morris Brasil S.A. and Philip Morris Brasil Ltda. relating to the payment of state tax on the sale and transfer of goods and services, federal social contributions, excise, social security and income tax, and other matters. Fifty-six of these cases are under administrative review by the relevant fiscal authorities and 56 are under judicial review by the courts.
Employment: Our subsidiaries, Philip Morris Brasil S.A. and Philip Morris Brasil Ltda., are defendants in various individual employment cases resulting, among other things, from the termination of employment in connection with the shut-down of one of our factories in Brazil.
Tort: In the first action in Delaware, Antonio Emilio Hupan et al. v. Alliance One International, Inc. et al. Superior Court for the State of Delaware in and for New Castle County, filed February 14, 2012, we, our subsidiaries, other members of the industry, certain companies allegedly involved in the purchase of tobacco leaf in Argentina, and certain companies allegedly involved in the manufacture of herbicides are defendants. Plaintiffs in this action are eight children born between the years of 1996 and 2008 and their families, all residing in Argentina. Plaintiffs claim that the children developed birth defects as a result of the exposure of their parents to herbicides while working on farms in Argentina. Plaintiffs allege that we, our subsidiaries, other members of the industry, and certain companies allegedly involved in the purchase of tobacco leaf in Argentina required the use of certain herbicides in tobacco growing while failing to warn tobacco growers of the risks. Plaintiffs claim unspecified compensatory and punitive damages. The court has set a schedule for filing preliminary motions.

In the second action in Delaware, Pabla Chalañuk, et al. v. Alliance One International, Inc., et al. Superior Court for the State of Delaware in and for New Castle County, filed April 5, 2012, we, our subsidiaries, other members of the industry, certain companies allegedly involved in the purchase of tobacco leaf in Argentina, and certain companies allegedly involved in the manufacture of herbicides are defendants. Plaintiffs in this action are 41 children born between the years of 1986 and 2009 and their families, all residing in Argentina. Plaintiffs claim that the children developed birth defects as a result of the exposure of their parents to herbicides while working on farms in Argentina. Plaintiffs allege that we, our subsidiaries, other members of the industry, and certain companies allegedly involved in the purchase of tobacco leaf in Argentina required the use of certain herbicides in tobacco growing while failing to warn tobacco growers of the risks. Plaintiffs claim unspecified compensatory and punitive damages. The court has stayed this case pending resolution of the preliminary motions in the Hupan case (see description of Hupan, above).

In the third action in Delaware, Clarisa Rodriguez Da Silva et al. v. Alliance One International, Inc. et al. Superior Court for the State of Delaware in and for New Castle County, filed October 25, 2012, we, our subsidiaries, other members of the industry, certain companies allegedly involved in the purchase of tobacco leaf in Argentina, and certain companies allegedly involved in the manufacture of herbicides are defendants. Plaintiffs in this action are 38 children born between the years of 1979 and 2010 and their families, all residing in Argentina. Plaintiffs claim that the children developed birth defects as a result of the exposure of their parents to herbicides while working on farms in Argentina. Plaintiffs allege that we, our subsidiaries, other members of

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

the industry, and certain companies allegedly involved in the purchase of tobacco leaf in Argentina required the use of certain herbicides in tobacco growing while failing to warn tobacco growers of the risks. Plaintiffs claim unspecified compensatory and punitive damages. We and our subsidiaries have not been served with the complaint.

Note 11. Income Taxes:
Income tax provisions for jurisdictions outside the United States, as well as state and local income tax provisions, were determined on a separate company basis and the related assets and liabilities were recorded in PMI’s condensed consolidated balance sheets.
PMI’s effective tax rates for the nine months and three months ended September 30, 2012 were 30.3% and 31.9%, respectively. PMI’s effective tax rates for the nine months and three months ended September 30, 2011, were 29.1% and 29.4%, respectively. The effective tax rates for the nine months and three months ended September 30, 2012, were unfavorably impacted by an additional income tax provision of $79 million following the conclusion of the IRS examination of Altria's consolidated tax returns for the years 2004-2006. Prior to March 28, 2008, PMI was a wholly owned subsidiary of Altria. The effective tax rate for the nine months ended September 30, 2011, was favorably impacted by an enacted decrease in corporate income tax rates in Greece ($11 million) and the reversal of a valuation allowance in Brazil ($15 million).
The effective tax rates are based on PMI’s full-year geographic earnings mix projections and cash repatriation plans. Changes in earnings mix or in cash repatriation plans could have an impact on the effective tax rates, which PMI monitors each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.
PMI is regularly examined by tax authorities around the world and is currently under examination in a number of jurisdictions. The U.S. federal statute of limitations remains open for the years 2007 onward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years. Years still open to examination by foreign tax authorities in major jurisdictions include Germany (2007 onward), Indonesia (2007 onward), Russia (2010 onward) and Switzerland (2011 onward).
It is reasonably possible that, within the next twelve months, certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible change cannot be made at this time.

Note 12. Indebtedness:
Short-term Borrowings:
At September 30, 2012 and December 31, 2011, PMI’s short-term borrowings, consisting of commercial paper and bank loans to certain PMI subsidiaries, had a carrying value of $2,141 million and $1,511 million, respectively. The fair value of PMI’s short-term borrowings, based on current market interest rates, approximates carrying value.

Long-term Debt:
At September 30, 2012 and December 31, 2011, PMI’s long-term debt consisted of the following:

(in millions)	September 30, 2012	December 31, 2011
U.S. dollar notes, 1.125% to 6.875% (average interest rate 4.462%), due through 2042	$14,698	$11,269
Foreign currency obligations:
Euro notes, 2.125% to 5.875% (average interest rate 4.227%), due through 2024	3,637	3,533
Swiss franc notes, 1.0% to 3.250% (average interest rate 1.984%), due through 2021	1,540	1,719
Other (average interest rate 3.004%), due through 2024	420	513
	20,295	17,034
Less current portion of long-term debt	2,775	2,206
	$17,520	$14,828

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other foreign currency debt above includes capital lease obligations primarily associated with PMI's vending machine distribution network in Japan. Other foreign currency debt also includes debt from our business combination in the Philippines and mortgage debt in Switzerland.
PMI's debt offerings in the first three quarters of 2012 were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity

U.S. dollar notes	(a)	$700	4.500%	March 2012	March 2042
U.S. dollar notes	(a)	$550	1.625%	March 2012	March 2017
EURO notes	(b)	€750 (approximately $951)	2.125%	May 2012	May 2019
EURO notes	(b)	€600 (approximately $761)	2.875%	May 2012	May 2024
U.S. dollar notes	(c)	$750	1.125%	August 2012	August 2017
U.S. dollar notes	(c)	$750	2.500%	August 2012	August 2022
U.S. dollar notes	(c)	$750	3.875%	August 2012	August 2042
Swiss franc notes	(d)	CHF 325 (approximately $334)	1.000%	September 2012	September 2020
(a) Interest on these notes is payable semiannually beginning in September 2012
(b) Interest on these notes is payable annually beginning in May 2013
(c) Interest on these notes is payable semiannually beginning in February 2013
(d) Interest on these notes is payable annually beginning in September 2013
The net proceeds from the sale of the securities listed in the table above were used to meet PMI’s working capital requirements, to repurchase PMI’s common stock, to refinance debt and for general corporate purposes.
Credit Facilities:
At September 30, 2012, PMI’s total committed credit facilities were $6.0 billion. There were no borrowings outstanding under these committed credit facilities.

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
Debt
The fair value of PMI’s outstanding debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. The aggregate carrying value of PMI’s debt, excluding short-term borrowings and $50 million of capital lease obligations, was $20,245 million at September 30, 2012. The fair value of PMI’s outstanding debt, excluding the aforementioned short-term borrowings and capital lease obligations, has been classified within Level 1 and Level 2 in the table shown below.

The aggregate fair value of PMI’s derivative financial instruments and debt as of September 30, 2012, was as follows:

(in millions)	Fair Value at September 30, 2012	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$72	$—	$72	$—
Total assets	$72	$—	$72	$—
Liabilities:
Debt	$22,645	$22,249	$396	$—
Foreign exchange contracts	63	—	63	—
Total liabilities	$22,708	$22,249	$459	$—

Note 14. Accumulated Other Comprehensive Losses:
PMI’s accumulated other comprehensive losses, net of taxes, consisted of the following:

(in millions)	At September 30, 2012	At December 31, 2011	At September 30, 2011
Currency translation adjustments	$(358)	$(293)	$141
Pension and other benefits	(2,467)	(2,585)	(1,576)
Derivatives accounted for as hedges	(10)	15	9
Equity securities	—	—	1
Total accumulated other comprehensive losses	$(2,835)	$(2,863)	$(1,425)

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

Consolidated Operating Results for the Nine Months Ended September 30, 2012 – The changes in our reported diluted earnings per share (“diluted EPS”) for the nine months ended September 30, 2012, from the comparable 2011 amounts, were as follows:

	Diluted EPS	% Growth
For the nine months ended September 30, 2011	$3.76
2012 Asset impairment and exit costs	(0.02)
2012 Tax items	(0.05)
Subtotal of 2012 items	(0.07)
2011 Asset impairment and exit costs	0.03
2011 Tax items	(0.02)
Subtotal of 2011 items	0.01
Currency	(0.19)
Interest	(0.01)
Change in tax rate	—
Impact of lower shares outstanding and share-based payments	0.17
Operations	0.25
For the nine months ended September 30, 2012	$3.92	4.3%
Asset Impairment and Exit Costs – During the nine months ended September 30, 2012, we recorded pre-tax asset impairment and exit costs of $50 million ($29 million after tax and noncontrolling interests or $0.02 per share) primarily related to factory restructurings in Asia and in Latin America & Canada, as well as a contract termination charge in Asia. During the nine months ended September 30, 2011, we recorded pre-tax asset impairment and exit costs of $60 million ($42 million after tax or $0.03 per share) primarily related to severance costs for factory and R&D restructurings, primarily in the European Union and in Latin America & Canada, as well as a contract termination charge in EEMA.
Income Taxes – Our effective income tax rate for the nine months ended September 30, 2012 increased by 1.2 percentage points to 30.3%. The effective tax rate for the nine months ended September 30, 2012, was unfavorably impacted by an additional income tax provision of $79 million following the conclusion of the IRS examination of Altria Group, Inc.'s ("Altria") consolidated tax returns for the years 2004-2006. Prior to March 28, 2008, we were a wholly owned subsidiary of Altria. The effective tax rate for the nine months ended September 30, 2011 was favorably impacted by an enacted decrease in corporate income tax rates in Greece ($11 million) and the reversal of a valuation allowance in Brazil ($15 million). These special tax items discussed in this paragraph decreased our diluted EPS by $0.05 per share in 2012, and increased our diluted EPS by $0.02 per share in 2011.
Currency – The unfavorable currency impact during the reporting period was due primarily to the Euro, Indonesian rupiah, Mexican peso, Polish zloty, Russian ruble and Turkish lira, partially offset by the Japanese yen and the Swiss franc.

Interest – The unfavorable impact of interest was due primarily to higher average debt levels, partially offset by lower average interest rates on debt.
Lower Shares Outstanding and Share-Based Payments – The favorable diluted EPS impact was due to the repurchase of our common stock pursuant to our share repurchase programs.
Operations – The increase in our operations reflected in the table above was due primarily to the following segments:

•	EEMA: Higher pricing and favorable volume/mix, partially offset by higher marketing, administration and research costs; and

•	Asia: Higher pricing and lower manufacturing costs, partially offset by higher marketing, administration and research costs and unfavorable volume/mix attributable to Japan.

Consolidated Operating Results for the Three Months Ended September 30, 2012 – The changes in our diluted EPS for the three months ended September 30, 2012, from the comparable 2011 amounts, were as follows:

	Diluted EPS	% Growth
For the three months ended September 30, 2011	$1.35
2012 Asset impairment and exit costs	(0.01)
2012 Tax items	(0.05)
Subtotal of 2012 items	(0.06)
2011 Asset impairment and exit costs	0.02
2011 Tax items	—
Subtotal of 2011 items	0.02
Currency	(0.07)
Interest	(0.01)
Change in tax rate	—
Impact of lower shares outstanding and share-based payments	0.05
Operations	0.04
For the three months ended September 30, 2012	$1.32	(2.2)%
Asset Impairment and Exit Costs – During the three months ended September 30, 2012, we recorded pre-tax asset impairment and exit costs of $34 million ($21 million after tax and noncontrolling interests or $0.01 per share) primarily related to factory restructurings in Asia and in Latin America & Canada, as well as a contract termination charge in Asia. During the three months ended September 30, 2011, we recorded pre-tax asset impairment and exit costs of $43 million ($31 million after tax or $0.02 per share) primarily related to severance costs for factory and R&D restructurings, primarily in the European Union and in Latin America & Canada, as well as a contract termination charge in EEMA.
Income Taxes – Our effective income tax rate for the three months ended September 30, 2012 increased by 2.5 percentage points to 31.9%. The effective tax rate for the three months ended September 30, 2012, was unfavorably impacted by an additional income tax provision of $79 million following the aforementioned conclusion of the IRS examination of Altria's consolidated tax returns for the years 2004-2006. This special tax item discussed in this paragraph decreased our diluted EPS by $0.05 per share in 2012.
Currency – The unfavorable currency impact during the reporting period was due primarily to the Euro, Indonesian rupiah, Mexican peso, Polish zloty, Russian ruble and Turkish lira, partially offset by the Swiss franc.

Interest – The unfavorable impact of interest was due primarily to higher average debt levels, partially offset by lower average interest rates on debt.
Lower Shares Outstanding and Share-Based Payments – The favorable diluted EPS impact was due to the repurchase of our common stock pursuant to our share repurchase programs.
Operations – The increase in our operations reflected in the table above was due primarily to the following segments:

•	EEMA: Higher pricing and favorable volume/mix, partially offset by higher marketing, administration and research costs; partially offset by

•	European Union: Unfavorable volume/mix and higher marketing, administration and research costs, partially offset by higher pricing.

For further details, see the “Consolidated Operating Results” and “Operating Results by Business Segment” sections of the following “Discussion and Analysis.”
2012 Forecasted Results - On October 18, 2012, we narrowed, at prevailing exchange rates, our 2012 full-year reported diluted EPS forecast to be in a range of $5.12 to $5.18, versus $4.85 in 2011. Excluding incremental adjustments since the previously announced forecast of July 19, 2012, of $0.05 per share for a net tax expense of $79 million related to the completion of the U.S. Federal Income Tax audit for the years 2004 through 2006, and $0.01 per share for asset impairment and exit costs, the range is forecast to be $5.18 to $5.24.
Excluding a forecasted total unfavorable currency impact of approximately $0.23 for the full-year 2012, which compares favorably by $0.04 per share to the unfavorable full-year currency forecast of $0.27 per share previously announced on July 19, 2012, the reported diluted earnings forecast range of $5.12 to $5.18 per share represents a projected increase of approximately 10.5% to 11.5% versus $4.85 in 2011.
Excluding the unfavorable impact of currency, the aforementioned net tax expense of $0.05 per share and year-to-date asset impairment and exit costs of $0.02 per share, the full-year reported diluted earnings forecast range of $5.12 to $5.18 per share represents a growth rate of approximately 11% to 12% versus adjusted diluted earnings per share of $4.88 in 2011.
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
On October 18, 2012, we also announced that we expect to achieve our mid-to-long term organic volume annual growth target of 1% for the full-year 2012. Organic volume represents our cigarette volume, excluding acquisitions.

Discussion and Analysis
Consolidated Operating Results
See pages 66-70 for a discussion of our "Cautionary Factors That May Affect Future Results." Our cigarette volume, net revenues, excise taxes on products and operating companies income by segment were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2012	2011	2012	2011
Cigarette volume:
European Union	151,222	161,913	51,629	56,198
Eastern Europe, Middle East & Africa	226,472	218,032	81,388	79,053
Asia	244,009	235,187	79,507	79,053
Latin America & Canada	72,214	73,512	24,007	25,243
Total cigarette volume	693,917	688,644	236,531	239,547
Net revenues:
European Union	$20,654	$22,650	$6,904	$8,155
Eastern Europe, Middle East & Africa	14,256	13,195	5,125	4,921
Asia	15,668	14,577	5,174	5,143
Latin America & Canada	7,073	7,048	2,389	2,487
Net revenues	$57,651	$57,470	$19,592	$20,706
Excise taxes on products:
European Union	$14,191	$15,646	$4,779	$5,649
Eastern Europe, Middle East & Africa	8,063	7,286	2,918	2,711
Asia	7,275	6,519	2,413	2,344
Latin America & Canada	4,634	4,593	1,562	1,640
Excise taxes on products	$34,163	$34,044	$11,672	$12,344
Operating income:
Operating companies income:
European Union	$3,232	$3,548	$1,085	$1,262
Eastern Europe, Middle East & Africa	2,805	2,482	1,047	925
Asia	4,068	3,800	1,297	1,309
Latin America & Canada	753	774	267	255
Amortization of intangibles	(73)	(73)	(24)	(25)
General corporate expenses	(155)	(135)	(49)	(49)
Operating income	$10,630	$10,396	$3,623	$3,677
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

Consolidated Operating Results for the Nine Months Ended September 30, 2012
The following discussion compares our consolidated operating results for the nine months ended September 30, 2012, with the nine months ended September 30, 2011.
Our cigarette shipment volume of 693.9 billion units increased by 5.3 billion (0.8%), due primarily to gains in:

•	Asia, primarily driven by a higher total market and share in Indonesia, Thailand and Vietnam, partly offset by lower share in Japan and Korea; and

•	EEMA, primarily due to a higher total market and share in Turkey, a higher total market in Saudi Arabia, and higher share in Russia, partly offset by a lower total market and share in Romania.

These gains were partially offset by declines in:

•
the European Union, primarily due to a lower total market, notably in southern Europe, Germany, Hungary, Poland and the Slovak Republic and a lower total market and share in the Czech Republic, France, the Netherlands and Portugal; and

•	Latin America & Canada, due mainly to a lower total market in Brazil and Colombia.
Excluding acquisitions, our cigarette shipment volume was up by 0.7%. Excluding acquisitions and the Japan hurdle of 6.3 billion units related to additional volume shipped in the second quarter of 2011 as a result of the disruption of our principal competitor's supply chain following the natural disaster in March 2011, our cigarette shipment volume grew by 1.7%.
Our market share performance was stable or registered growth in a number of markets, including Algeria, Argentina, Austria, Belgium, Brazil, Egypt, Germany, Indonesia, Kazakhstan, Mexico, Poland, Russia, Thailand, Turkey and Ukraine.
Total cigarette shipments of Marlboro of 226.2 billion units were up by 0.3%. Excluding the Japan hurdle, total cigarette shipments of Marlboro grew by 1.1%, driven primarily by growth in: EEMA, in particular in North Africa, Saudi Arabia, Serbia and Turkey; Asia, notably in Indonesia and Vietnam, partly offset by Korea and the Philippines; and in Latin America & Canada, notably in Brazil, Colombia and Mexico. The growth was partly offset by a decline in the European Union, mainly due to France, Germany, Italy, the Netherlands, Portugal and Spain, partly offset by Hungary.
Total cigarette shipments of L&M of 69.6 billion units were up by 2.2%, reflecting growth in: EEMA, notably Bulgaria, Egypt, Romania, Russia, Serbia and Turkey, partly offset by Algeria; Asia, mainly Thailand; and Latin America & Canada; partially offset by a decline in the European Union, mainly Greece, Poland and Spain, partly offset by France and Germany.
Total cigarette shipments of Bond Street of 35.5 billion units increased by 4.8%, led mainly by growth in Kazakhstan, Russia, Serbia and Ukraine, partly offset by declines in Hungary and Turkey.
Total cigarette shipments of Parliament of 32.1 billion units were up by 9.4%, fueled by growth in EEMA, notably Kazakhstan, Russia, Turkey and Ukraine. Excluding the Japan hurdle, cigarette shipments of Parliament grew by 10.6%.
Total cigarette shipments of Philip Morris of 28.6 billion units decreased by 3.6%. Excluding the Japan hurdle, cigarette shipment volume of Philip Morris decreased by 1.3%, mainly due to declines in Germany, the Philippines and Spain, partly offset by growth in Argentina.
Total cigarette shipments of Chesterfield of 27.2 billion units were down by 2.3%, due to a decline in EEMA, mainly Ukraine, partly offset by growth in the European Union, primarily in Poland and Portugal, partly offset by a decline in Italy and Spain.
Total cigarette shipments of Lark of 24.2 billion units decreased by 8.1%. Excluding the Japan hurdle, cigarette shipments of Lark increased 2.1%, driven predominantly by growth in EEMA, mainly Kazakhstan and Turkey.
Our other tobacco products ("OTP") consist mainly of tobacco for roll-your-own and make-your-own cigarettes, pipe tobacco, cigars and cigarillos. Total shipment volume of OTP, in cigarette equivalent units, excluding acquisitions, grew by 11.0% to 21.3 billion units, notably in Belgium, Italy and Spain.
Total shipment volume for cigarettes and OTP combined was up by 1.0%, excluding acquisitions. Total shipment volume for cigarettes and OTP combined was up by 1.9%, excluding acquisitions and the Japan hurdle.

Our net revenues and excise taxes on products were as follows:

	For the Nine Months Ended September 30,
(in millions)	2012	2011	Variance	%
Net revenues	$57,651	$57,470	$181	0.3%
Excise taxes on products	34,163	34,044	119	0.3%
Net revenues, excluding excise taxes on products	$23,488	$23,426	$62	0.3%
Currency movements decreased net revenues by $4.2 billion and net revenues, excluding excise taxes on products by $1.2 billion. The $1.2 billion decrease was due primarily to the Argentine peso, Brazilian real, Euro, Indonesian rupiah, Mexican peso, Polish zloty, Russian ruble and Turkish lira, partially offset by the Japanese yen.

Net revenues shown in the table above include $1,273 million in 2012 and $1,155 million in 2011 related to sales of OTP. These net revenue amounts include excise taxes billed to customers. Excluding excises taxes, net revenues for OTP were $503 million in 2012 and $447 million in 2011.

Net revenues, which include excise taxes billed to customers, increased by $181 million (0.3%). Excluding excise taxes, net revenues increased by $62 million (0.3%) to $23.5 billion. This increase was due to:

•	price increases ($1.3 billion) and

•	the impact of acquisitions ($28 million), partly offset by

•	unfavorable currency ($1.2 billion) and

•	unfavorable volume/mix ($78 million).
Excise taxes on products increased by $119 million (0.3%), due to:

•	higher excise taxes resulting from changes in retail prices and tax rates ($3.0 billion) and

•	volume/mix ($114 million), partly offset by

•	favorable currency ($3.0 billion).

Governments have consistently increased excise taxes in most of the markets in which we operate. As discussed under the caption “Business Environment,” we expect excise taxes to continue to increase.
Our cost of sales; marketing, administration and research costs; and operating income were as follows:

	For the Nine Months Ended September 30,
(in millions)	2012	2011	Variance	%
Cost of sales	$7,692	$7,986	$(294)	(3.7)%
Marketing, administration and research costs	5,043	4,911	132	2.7%
Operating income	10,630	10,396	234	2.3%
Cost of sales decreased $294 million (3.7%), due primarily to:

•	favorable currency ($474 million), partly offset by

•	volume/mix ($143 million),

•	higher manufacturing costs ($22 million) and

•	the impact of acquisitions ($15 million).

Marketing, administration and research costs increased by $132 million (2.7%), due to:

•
higher expenses ($376 million, principally related to increased marketing expenditures, notably in Brazil, Germany, Indonesia and Russia, increased headcount and business infrastructure in Russia and expenditures incurred to combat illicit trade in cigarettes) and

•	the impact of acquisitions ($9 million), partly offset by

•	favorable currency ($253 million).
Operating income increased by $234 million (2.3%). This increase was due primarily to:

•	price increases ($1.3 billion), partly offset by

•	unfavorable currency ($496 million),

•	higher marketing, administration and research costs ($376 million) and

•	unfavorable volume/mix ($221 million).

Interest expense, net, of $633 million increased $20 million, due primarily to higher average debt levels, partially offset by lower average interest rates on debt.

Our effective tax rate increased by 1.2 percentage points to 30.3%. The effective tax rate for the nine months ended September 30, 2012, was unfavorably impacted by an additional income tax provision of $79 million following the conclusion of the IRS examination of Altria's consolidated tax returns for the years 2004-2006. The effective tax rate for the nine months ended September 30, 2011, was favorably impacted by an enacted decrease in corporate income tax rates in Greece ($11 million) and the reversal of a valuation allowance in Brazil ($15 million). The effective tax rate is based on our full-year geographic earnings mix and cash repatriation plans. Changes in our cash repatriation plans could have an impact on the effective tax rate, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

We are regularly examined by tax authorities around the world, and we are currently under examination in a number of jurisdictions. It is reasonably possible that within the next twelve months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible charge cannot be made at this time.

Net earnings attributable to PMI were $6.7 billion for each of the nine months ended September 30, 2012 and 2011. Diluted and basic EPS of $3.92 increased by 4.3%. Excluding an unfavorable currency impact of $0.19, diluted EPS increased by 9.3%. Excluding the unfavorable currency impact and the 2011 earnings per share hurdle of $0.10 related to Japan, diluted EPS increased by 12.3%.
Consolidated Operating Results for the Three Months Ended September 30, 2012
The following discussion compares our consolidated operating results for the three months ended September 30, 2012, with the three months ended September 30, 2011.
Our cigarette shipment volume of 236.5 billion units decreased by 3.0 billion (1.3%), due primarily to declines in:

•	the European Union, primarily due to a lower total market, particularly in southern Europe; and

•	Latin America & Canada, mainly due to a lower total market in Argentina, Brazil, Colombia and Mexico.

These declines were partially offset by gains in:

•	EEMA, driven mainly by improved market conditions in Egypt and favorable distributor inventory movements and higher market share in Russia; and

•
Asia, driven mainly by Indonesia, Thailand and Vietnam largely offset by Japan due to an unfavorable comparison with the prior year period in which depleted PMI distributor inventories were rebuilt, and Korea.

Our market share performance was stable or registered growth in a number of markets, including Argentina, Belgium, Brazil, Egypt, Germany, Hungary, Indonesia, Italy, Kazakhstan, Mexico, Poland, Russia, the Slovak Republic, Thailand, Turkey and Ukraine.

Total cigarette shipment volume of Marlboro of 77.1 billion units was down by 2.3%, reflecting a decline in the European Union of 5.8%, notably in France, Italy and Spain, partly offset by Germany and Poland, a decline in EEMA of 0.5% and a decline in Latin America & Canada of 2.6%. Cigarette shipment volume of Marlboro grew slightly in Asia by 0.6%, driven by gains in Indonesia and the Philippines, partly offset by declines in Japan and Korea.
Total cigarette shipment volume of L&M of 24.6 billion units was up by 3.4%, reflecting growth of 12.6% in EEMA, notably in Egypt and Russia, 9.0% in Asia, mainly Thailand, and 1.7% in Latin America & Canada. Cigarette shipment volume of L&M declined by 8.4% in the European Union, notably in Greece, Poland and Spain.
Total cigarette shipment volume of Bond Street of 12.8 billion units increased by 3.4%, led mainly by growth in Kazakhstan, Russia and Ukraine, partly offset by a decline in Hungary.
Total cigarette shipment volume of Parliament of 11.7 billion units was up by 10.7%, fueled by strong growth of 13.8% in EEMA, driven notably by Kazakhstan, Russia and Turkey, and growth of 3.5% in Asia, led by Japan.
Total cigarette shipment volume of Philip Morris of 9.4 billion units decreased by 4.0%, mainly reflecting a decline in Japan and the Philippines, partly offset by growth in Italy.
Total cigarette shipment volume of Chesterfield of 9.4 billion units was down by 6.0%, due mainly to a decline in Spain and Ukraine.
Total cigarette shipment volume of Lark of 8.1 billion units decreased by 16.0%, due to a decline in Japan.
Total OTP shipment volume of 7.3 billion cigarette equivalent units grew by 6.8%, notably in Belgium, Italy and Spain.
Total shipment volume for cigarettes and OTP combined was down by 1.0%.
Our net revenues and excise taxes on products were as follows:

	For the Three Months Ended September 30,
(in millions)	2012	2011	Variance	%
Net revenues	$19,592	$20,706	$(1,114)	(5.4)%
Excise taxes on products	11,672	12,344	(672)	(5.4)%
Net revenues, excluding excise taxes on products	$7,920	$8,362	$(442)	(5.3)%
Currency movements decreased net revenues by $2.2 billion and net revenues, excluding excise taxes on products by $731 million. The $731 million decrease was due primarily to the Argentine peso, Brazilian real, Euro, Indonesian rupiah, Mexican peso, Polish zloty, Russian ruble, Swiss franc and Turkish lira, partially offset by the Japanese yen.

Net revenues shown in the table above include $419 million in 2012 and $424 million in 2011 related to sales of OTP. These net revenue amounts include excise taxes billed to customers. Excluding excises taxes, net revenues for OTP were $168 million in 2012 and $163 million in 2011.

Net revenues, which include excise taxes billed to customers, decreased by $1.1 billion (5.4%). Excluding excise taxes, net revenues decreased by $442 million (5.3%) to $7.9 billion. This decrease was due primarily to:

•	unfavorable currency ($731 million) and

•	unfavorable volume/mix ($223 million), partly offset by

•	price increases ($505 million).
Excise taxes on products decreased by $672 million (5.4%), due to:

•	favorable currency ($1.5 billion) and

•	volume/mix ($213 million), partly offset by

•	higher excise taxes resulting from changes in retail prices and tax rates ($1.0 billion).

Our cost of sales; marketing, administration and research costs; and operating income were as follows:

	For the Three Months Ended September 30,
(in millions)	2012	2011	Variance	%
Cost of sales	$2,584	$2,847	$(263)	(9.2)%
Marketing, administration and research costs	1,655	1,770	(115)	(6.5)%
Operating income	3,623	3,677	(54)	(1.5)%
Cost of sales decreased by $263 million (9.2%), due primarily to:

•	favorable currency ($259 million) and

•	volume/mix ($23 million), partly offset by

•	higher manufacturing costs ($16 million).
Marketing, administration and research costs decreased by $115 million (6.5%), due primarily to:

•	favorable currency ($239 million), partly offset by

•	higher expenses ($122 million, principally related to increased investments in marketing, notably in Indonesia, and marketing and business infrastructure in Russia).
Operating income decreased by $54 million (1.5%). This decrease was due primarily to:

•	unfavorable currency ($232 million),

•	unfavorable volume/mix ($200 million),

•	higher marketing, administration and research costs ($122 million) and

•	higher manufacturing costs ($16 million), partly offset by

•	price increases ($505 million).

Interest expense, net, of $211 million increased $19 million, due primarily to higher average debt levels, partially offset by lower average interest rates on debt.

Our effective tax rate increased by 2.5 percentage points to 31.9%. The effective tax rate for the three months ended September 30, 2012, was unfavorably impacted by an additional income tax provision of $79 million following the conclusion of the IRS examination of Altria's consolidated tax returns for the years 2004-2006. The effective tax rate is based on our full-year geographic earnings mix and cash repatriation plans. Changes in our cash repatriation plans could have an impact on the effective tax rate, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

Net earnings attributable to PMI of $2.2 billion decreased by $150 million (6.3%). This decrease was due primarily to an unfavorable currency impact on operating income and a higher effective tax rate. Diluted and basic EPS of $1.32 decreased by 2.2%. Excluding an unfavorable currency impact of $0.07, diluted EPS increased by 3.0%.

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

Framework Convention on Tobacco Control: The World Health Organization's (“WHO”) Framework Convention on Tobacco Control (“FCTC”) entered into force in February 2005. As of November 2012, 175 countries, as well as the European Community, have become Parties to the FCTC. The FCTC is the first international public health treaty, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and, in certain instances, requires) Parties to have in place or enact legislation that would:

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
Following the entry into force of the FCTC, the Conference of the Parties (“CoP”), the governing body of the FCTC, has adopted several guidelines that provide non-binding recommendations to the Parties supplementing specific Articles of the Treaty. The recommendations include measures that we strongly oppose, such as point-of-sale display bans, plain packaging, a ban on all forms of communications to adult smokers, measures to prohibit or restrict ingredients that may increase the palatability or attractiveness of tobacco products, and limits on tobacco industry involvement in the development of tobacco policy and regulations. These recommendations reflect an extreme application of the Treaty, are not based on sound evidence of a public health benefit and are likely to lead to adverse consequences. In fact, as we discuss below, they are likely to undermine public health by leading to a further increase in illicit trade and low-price cigarettes and, in the case of measures such as plain packaging, will additionally result in the expropriation of our trademarks, harm competition and violate international treaties.
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

At the fourth session of the CoP, it was decided to establish a working group to develop guidelines on price and tax measures to reduce the demand for tobacco (Article 6 of the FCTC). Draft guidelines will be presented to the fifth CoP scheduled for November 12-17, 2012. We strongly oppose excessive and disruptive excise tax increases, which encourage illicit trade and drive consumers to low-price and alternative tobacco products. Such tax increases undermine public health and ultimately undercut government revenue objectives.
Tax increases and discriminatory tax structures are expected to continue to have an adverse impact on our sales of cigarettes, due to lower consumption levels and to a shift in consumer purchases from the premium to non-premium or discount segments or other low-price or low-taxed tobacco products such as fine-cut tobacco products and/or counterfeit and contraband products.
EU Tobacco Products Directive: In 2010, the European Commission conducted a public consultation on the revision of the EU Tobacco Products Directive (2001/37/EC), seeking a “wide range of views ... on factors such as labeling and health warnings on tobacco packets and additives used as tobacco ingredients.” Policy options include measures we oppose, such as plain packaging, a point-of-sale display ban, an ingredients ban (including menthol), a ban of slim cigarettes, and oversized health warnings, covering 75% of the front and 100% of the back of cigarette packs.
On October 16, 2012, the EU health commissioner resigned. The Commission has stated that the amendment review process will be resumed once a new commissioner is appointed and that while there would be a short delay, it hopes to issue its proposal by the end of 2012. After adoption by the Commission, the proposal may be amended and must be approved by the European Parliament and the Council of Ministers, a process that is expected to take several years. It is not possible to predict the ultimate outcome of this legislative process.
Plain Packaging: While to date no country other than Australia has adopted this measure, plain packaging proposals have received support from tobacco control advocates as well as some individual legislators and public health officials in various other countries. Also, as noted above, in 2008 the FCTC's CoP adopted guidelines recommending that countries consider adopting plain packaging. We strongly oppose plain packaging, which would not only constitute an expropriation of our valuable trademarks, but would be a pure and simple confiscation of the core of our business. Transforming the industry into a low price commodity business will not reduce consumption, smoking incidence or initiation. Indeed, plain packaging is a misguided measure that will undermine the public health objectives of its proponents. Furthermore, it will impair free competition, jeopardize freedom of trade, stifle product innovation and spur illicit trade and counterfeit activity to the detriment of the legitimate industry, its entire supply chain and government revenues. Moreover, the imposition of plain packaging would violate the terms of international treaties governing the protection of industrial property and the trade-related aspects of intellectual property rights, and several countries have specifically raised these issues with respect to Australia's plain packaging legislation. We will take all steps necessary to ensure that all constituencies understand the adverse consequences of plain packaging and to obtain all protection and relief to which we are entitled under the law.
In Australia, the Tobacco Plain Packaging Bill 2011 and the Trade Marks Amendment (Tobacco Plain Packaging) Bill 2011, which came in effect in December 2011 bans, as of December 1, 2012, the use of company branding, logos and colors on packaging of all tobacco products other than the brand name and variant which may be printed only in specified locations and in uniform font.  It also includes a provision that renders the plain packaging requirements inapplicable to any property (e.g., trademarks, logos, etc.) that a court determines has been "acquired" by the government. Also, in December 2011, the government amended the health warning requirements to mandate, among other things, increased warning labels on the front of the pack from 30% to 75% (with the back of pack health warning remaining at the existing 90%) effective from January 2012, with transition provisions applicable until December 1, 2012, to coincide with the full compliance deadline for plain packaging.
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
Further, on December 20, 2011, our Australian subsidiary, Philip Morris Limited (“PML”), filed a lawsuit against the government in the High Court of Australia. PML challenged the plain packaging legislation on the basis that the legislation violates the Australian Constitution by acquiring PML's property without paying for it. Other tobacco companies filed similar lawsuits against the government. At a hearing in February 2012, the High Court directed that, for procedural reasons, it would initially focus on the separate cases brought by certain British American Tobacco companies (“BAT”) and by JT International. However, the Court allowed PML and certain Imperial Tobacco companies to intervene and participate in the hearing of the BAT case, which took place in April 2012. JT International's case was also heard before the High Court. The High Court issued its ruling in BAT and JT International's cases on August 15, 2012 finding in favor of the government. In the Court's written reasons, published on October 5, 2012, a majority of the Justices recognized that the plain packaging legislation deprived plaintiffs of property. However, because there was no “benefit” that inured to the government or a third party, the Court held that plain packaging did not violate the Constitution. We expect that the Court's ruling will also apply to PML's case. Given the particular nature of the Australian Constitution on this issue, we do not expect the decision to be a significant adverse precedent in other jurisdictions.

Three WTO members, Ukraine, Honduras and the Dominican Republic, have filed Requests for Consultations with Australia over its plain packaging legislation.  Requesting Consultations formally initiates a WTO dispute settlement case against Australia. The Requests claim, among other things, that plain packaging creates unnecessary barriers to trade in violation of the WTO Agreement on Technical Barriers to Trade; unjustifiably encumbers the use of trademarks in violation of WTO trade-related aspects of intellectual property rights ("TRIPS"); and will create confusion among consumers in violation of the Paris Convention. On September 28, 2012, Ukraine requested a panel to be formed, and the Dispute Settlement Body of the WTO will now begin the process of constituting a panel to hear Ukraine's dispute against Australia. Thirty-three countries and the European Union have intervened as third parties in the Ukrainian case, including Indonesia, China, Japan, Korea and the United States. WTO dispute settlement cases can take several years to complete. It is not possible to predict the outcome of these cases.
In March 2011, the UK government stated, in its Tobacco Control Plan, that it “wants to understand whether there is evidence to demonstrate that plain packaging would have an additional public health benefit” and it will also “explore the competition, trade and legal implications, and the likely impact on the illicit tobacco market.” In April 2012, the UK government started a public consultation “to seek the views of interested people, businesses and organisations on a policy initiative that would require the packaging of tobacco products to be standardised, the aim being to improve public health by reducing the use of tobacco. Within the context of tobacco packaging, standardised packaging is sometimes referred to as “plain packaging.” The consultation closed in August 2012. It is not possible to predict which legislative action, if any, may result from it. In July 2012, the New Zealand government opened a consultation on its proposal to require plain packaging of tobacco products. The consultation closed in early October 2012.  It is not possible to predict whether it will result in any legislative action.
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
Restrictions and Bans on the Use of Ingredients: Several countries have laws and/or regulations governing the use of ingredients in tobacco products that have been in place for many years. Our products comply with those laws. Until recently, efforts to regulate ingredients have focused on whether ingredients added to cigarettes increase the toxicity and/or addictiveness of cigarette smoke. Increasingly, however, tobacco control advocates and some regulators, including the WHO, the European Commission, and individual governments, are considering regulating or have regulated cigarette ingredients with the stated objective of reducing the “palatability” and “attractiveness” of cigarette smoke, smoking and tobacco products. The Canadian federal government adopted a bill, which became effective in July 2010, that banned virtually all flavor ingredients (except menthol) in cigarettes and little cigars. The bill has had the effect of banning traditional American Blend cigarettes in Canada, which represented a share of below 1% of the Canadian market.
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
In March 2012, Brazil's National Sanitation Agency ("ANVISA") published a resolution that prohibits the use of all synthetic and natural substances with flavoring or aromatic properties, except sugar. Manufacturers have until September 2013 to comply with the resolution. The ban, if it stays in place, will make it impossible to continue producing the traditional American Blend tobacco products preferred by Brazilian smokers and will require manufacturers to modify most, if not all, products in the market. We oppose regulations that would ban ingredients for the purpose of reducing the palatability or attractiveness of tobacco products because, in light of the millions of smokers in countries like Canada, the UK and China who prefer cigarettes without ingredients, there is no reasonable basis to conclude that an ingredient ban would reduce smoking prevalence or youth smoking initiation. Bans or sweeping restrictions on ingredients such as those recently adopted in Brazil are arbitrary and without any scientific evidence demonstrating a public health benefit. On September 25, 2012, Sinditabaco (a tobacco industry union of which Philip Morris Brasil Ltda. is a member) filed a lawsuit in Brazilian federal court against ANVISA challenging the ingredients ban. The lawsuit claims that ANVISA lacks authority to institute the ban, failed to produce evidence justifying or supporting the ban, failed to comply with due process and proportionality requirements and ignored the unintended consequences of the measure, such as encouraging illicit trade. We support regulations that would restrict the use of ingredients that are determined, based on sound scientific test methods and data, to significantly increase the inherent toxicity and/or addictiveness of smoke. The outcome of the fourth session of the CoP makes clear that there is a need for further work to develop a science-based framework for ingredients regulation.
Bans and Restrictions on Advertising, Marketing, Promotions and Sponsorships: For many years, countries have imposed partial or total bans on tobacco advertising, marketing and promotion. The FCTC calls for a “comprehensive ban on advertising, promotion and sponsorship” and requires governments that have no constitutional constraints to ban all forms of advertising. Where constitutional constraints exist, the FCTC requires governments to restrict or ban radio, television, print media, other media, including the Internet, and sponsorships of international events within five years of the effective date of a country's ratification of the FCTC. The FCTC also requires disclosure of expenditures on advertising, promotion and sponsorship where such activities are not prohibited. The CoP-adopted guidelines recommend that governments adopt extreme and sweeping prohibitions, including all forms of communications to adult smokers. We oppose complete bans on advertising and communications. We also believe that the available evidence does not support the contention that limitations on marketing are effective in reducing smoking prevalence, but we would generally not oppose such limitations as long as manufacturers retain the ability to communicate directly and effectively to adult smokers.
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
Illicit Trade: On a global basis, illicit trade may account for as much as 10% of global cigarette consumption; this includes counterfeit, contraband and the growing problem of "illicit whites," which are unique cigarette brands manufactured predominantly for smuggling. We estimate that in the EU alone illicit trade accounted for over 65 billion cigarettes, or more than 10% of consumption, in 2011. Regulatory measures and related governmental actions to prevent the illicit manufacture and trade of tobacco products are being considered by a number of jurisdictions. Article 15 of the FCTC requires Parties to the treaty to take steps to eliminate all forms of illicit trade, and states that national, regional and global agreements on this issue are “essential components of tobacco control.” The CoP established an Intergovernmental Negotiating Body (“INB”) to negotiate a protocol on the illicit trade in tobacco products pursuant to Article 15 of the FCTC. The draft protocol, as agreed to by the INB during its fifth session, includes supply chain control measures such as licensing of manufacturers and distributors, enforcement in free trade zones, controls on duty free and internet sales and the implementation of tracking and tracing technologies. It will be presented for adoption by the CoP in mid-November 2012.
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
Labor Conditions for Tobacco Workers: In July 2010, Human Rights Watch published a report raising issues related to labor conditions for tobacco workers in Kazakhstan, particularly migrant workers. We have undertaken both an internal and third party review of our labor practices and policies in Kazakhstan and subsequently globally. In reviewing our policies and practices, we have sought the advice of local and international non-profit organizations with expertise in the area of fair labor practices. During 2011, we started implementing our comprehensive Agricultural Labor Practices ("ALP") Code, which strengthens and expands our existing practices and policies. This includes setting additional principles and standards for working conditions on tobacco farms, tailored training programs, and regular external assessments to monitor the progress we, our suppliers and farmers make. To date, over 2,900 field technicians in 30 countries received in-depth training on the ALP Code, including child labor and forced labor prevention and safe work environment requirements. These field technicians are now in the process of communicating our expectations to over 500,000 farmers with whom our affiliates or suppliers have contracts. A progress report on our ALP program is available on our website at www.pmi.com. The information on our Web site is not, and shall not be deemed to be, a part of this document or incorporated into any filings we make with the SEC.
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

In June 2011 in Brazil, the Secretariat of Economic Defense recommended to the Administrative Council for Economic Defense (“CADE”) that it find that the merchandising arrangements of our affiliate and those of a competitor violated the Brazilian Competition Act and that it impose fines in unspecified amounts against each company. In July 2012, our competitor entered into a consent decree with CADE that prohibits certain of its merchandising arrangements. The proceedings remain pending before CADE with respect to our affiliate's merchandising arrangements, which differ in scope from those of our competitor.
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
Governmental Investigations: From time to time, we are subject to governmental investigations on a range of matters. As part of an investigation by the Department of Special Investigations (“DSI”) of the government of Thailand into alleged under-declaration of import prices by Thai cigarette importers, the DSI proposed to bring charges against our subsidiary, Philip Morris (Thailand) Limited, Thailand Branch (“PM Thailand”) for alleged underpayment of customs duties and excise taxes of approximately $2 billion covering the period from July 28, 2003, to February 20, 2007. In September 2009, the DSI submitted the case file to the Public Prosecutor for review. The DSI also commenced an informal inquiry alleging underpayment by PM Thailand of customs duties and excise taxes of approximately $1.8 billion, covering the period 2000-2003. We have been cooperating with the Thai authorities and believe that PM Thailand's declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization (“WTO”) and Thai law. PM Thailand also contends that it reached an agreement with the Thai Customs Department in 2003 regarding valuation methodologies. The Public Prosecutor's office has issued a non-prosecution order in the 2003-2007 investigation. In August 2011, the Director-General of DSI publicly announced that he disagreed with the non-prosecution order. The matter has now been referred to the Attorney General for determination. If the Attorney General agrees with the Public Prosecutor's non-prosecution order, the 2003-2007 investigation will end. If the Attorney General agrees with the Director General of DSI, the matter will be submitted to the Criminal Court.
Additionally, in November 2010, a WTO panel issued its decision in a dispute that began in August 2006 between the Philippines and Thailand concerning a series of Thai customs and tax measures affecting cigarettes imported by PM Thailand into Thailand from the Philippines. The WTO panel decided that Thailand had no basis to find that PM Thailand's declared customs values were too low. The panel found that Thailand was unable to show that the customs values and taxes paid on the cigarette imports should have been higher, as alleged in 2009 by the DSI. While the WTO ruling does not resolve the above referenced investigation, it should assist the Thai authorities' review of the matter. Further, the WTO ruling creates obligations for Thailand to revise its laws, regulations, or practices affecting the customs valuation and tax treatment of future cigarette imports. Following Thailand's limited appeal relating to certain aspects but not the customs valuation part of the WTO ruling in June 2011, the WTO Appellate Body upheld the panel's original finding, effectively dismissing Thailand's appeal. The WTO panel and Appellate Body reports have been adopted by the WTO Dispute Settlement Body (“DSB”). In September 2011, Thailand and the Philippines signed an agreement in which Thailand agreed to implement VAT-related measures to comply with the DSB's recommendations and rulings by October 15, 2012, and to implement measures to comply with the rest of the DSB's recommendations and rulings by May 15, 2012. The Philippines and Thailand subsequently signed a sequencing agreement that would permit the Philippines to request authorization to take retaliatory actions against Thailand if and when a dispute settlement panel determines that Thailand has failed to comply with the DSB's recommendations and rulings.
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
We are also proceeding with all other aspects that lead to commercialization. We are planning to build one or two new factories to produce NGPs in Europe. We anticipate capital expenditures in the range of €500 million to €600 million ($651 million to $781 million) over a three-year period to achieve the capacity to produce 30 billion NGP units per year. This expenditure will be close to double the level of a conventional cigarette factory of equivalent output.
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

Operating Results – Nine Months Ended September 30, 2012
The following discussion compares operating results within each of our reportable segments for the nine months ended September 30, 2012, with the nine months ended September 30, 2011.
European Union. Net revenues, which include excise taxes billed to customers, decreased by $2.0 billion (8.8%). Excluding excise taxes, net revenues decreased by $541 million (7.7%) to $6.5 billion. This decrease was due to:

•	unfavorable currency ($583 million) and

•	unfavorable volume/mix ($340 million), partly offset by

•	price increases ($382 million).

The net revenues of the European Union segment include $1,022 million in 2012 and $894 million in 2011 related to sales of OTP. Excluding excise taxes, OTP net revenues for the European Union segment were $355 million in 2012 and $291 million in 2011.
Operating companies income of $3.2 billion decreased by $316 million (8.9%). This decrease was due to:

•	unfavorable currency ($306 million),

•	unfavorable volume/mix ($295 million),

•	higher manufacturing costs ($68 million, partly related to the conversion to reduced cigarette ignition propensity paper that began in the fourth quarter of 2011) and

•	higher marketing, administration and research costs ($52 million, principally reflecting increased marketing investments in Italy, Germany and Switzerland), partly offset by

•	price increases ($382 million) and

•	the 2011 pre-tax charges for asset impairment and exit costs ($23 million).
The total cigarette market in the European Union declined by 6.5%, due primarily to: tax-driven price increases; the unfavorable economic environment, particularly in southern Europe, and the impact of related austerity measures; the growth of the OTP segment, notably in Belgium, Greece, Italy, Portugal and Spain, partly offset by Germany and Poland; and the increasing prevalence of illicit trade. Our cigarette shipment volume in the European Union declined by 6.6%, due principally to a lower total market across the region. Our market share in the European Union was down by 0.3 share points to 38.0% as gains, notably in Austria, Belgium, Germany, Greece, Hungary, Poland and the Slovak Republic were more than offset by declines, primarily in the Czech Republic, France, Italy, the Netherlands, Portugal, Spain, Sweden and Switzerland.
Shipment volume of Marlboro decreased by 5.0%, mainly due to a lower total market. Marlboro's market share increased 0.2 share points to 18.2%, reflecting a higher share mainly in Belgium, the Czech Republic, Greece, Hungary, Italy and Poland, partly offset by lower share mainly in Austria, France, Germany, the Netherlands, Portugal and Spain.
Shipment volume of L&M was down by 4.3%, driven by a lower total market. L&M's market share was flat at 6.6%, driven by gains in Finland, Germany, Poland and the Slovak Republic, essentially offset by France, Portugal and Spain.
Shipment volume of Chesterfield was up by 4.6%, driven by a higher share. Chesterfield's market share was up by 0.3 share points to 3.4%, driven primarily by gains across Northern Europe, Portugal and Spain.
Shipment volume of Philip Morris was down by 1.7%. Despite this decline, market share was essentially flat at 2.1%, with gains, notably in the Czech Republic and Italy, offset by declines mainly in Portugal and Spain.
Our OTP shipment volume of 13.5 billion cigarette equivalent units grew by 18.8%, mainly reflecting a higher total market and share in Belgium, France, Greece, Italy, Portugal and Spain. This growth was partially offset by a lower total market and share in Poland and lower share in Hungary. Our OTP total market share was 12.4%, up by 1.2 share points, driven by fine cut gains in Belgium, up by 3.3 share points to 16.4%, France, up by 1.1 share points to 25.5%, Germany, up by 0.7 share points to 15.5%, Greece, up by 5.2 share points to 12.7%, Italy, up by 21.3 share points to 28.9%, Portugal, up by 4.2 share points to 21.1% and Spain, up by 0.4 share points to 11.4%. These gains were partially offset by share declines primarily in Hungary, down 0.4 share points to 6.8% and Sweden, down by 6.6 share points to 37.9%.
In the Czech Republic, the total cigarette market was down by 3.6% to 15.2 billion units.  Our shipments were down by 8.0%.  Market share was down by 2.1 share points to 42.9%, principally reflecting continued share declines for lower-margin local brands, such as Petra and Sparta, down by a combined 1.3 share points to 3.9% and 2.4%, respectively, and Red & White, down by 1.2 share points to 12.0%.  This decline was partly offset by a higher share for Marlboro, up by 0.4 share points to 7.5% and a higher share for Philip Morris, up by 0.6 share points to 2.9%. L&M was flat at 7.2%.
In France, the total cigarette market was down by 4.2% to 39.9 billion units, mainly reflecting the impact of price increases in the fourth quarter of 2011.  Our shipments were down by 6.5%. Our market share was down by 1.1 share points to 39.5%, mainly due to Marlboro, down by 1.0 share point to 24.8%, reflecting its crossing of the €6.00 per pack price threshold ahead of competitive brands. Market share of premium Philip Morris was flat at 8.2% and share of Chesterfield was up by 0.2 share points to 3.3%. Our market share of the fine cut category was up by 1.1 share points to 25.5%.
In Germany, the total cigarette market was down by 1.5% to 63.0 billion units, mainly reflecting the unfavorable impact of price increases in June 2011 and March 2012. Our shipments were down by 1.1% and market share grew by 0.1 share point to 35.8%.  While share of Marlboro was down by 0.2 share points to 21.2%, reflecting the timing of tax-driven price increases, share of L&M was up by 0.4 share points to 10.6%, and share of Chesterfield was up by 0.1 share point to 0.8%. Our market share of the fine cut category was up by 0.7 share points to 15.5%.
In Italy, the total cigarette market was down by 9.0% to 59.8 billion units, reflecting the impact of price increases in July and September 2011, and March 2012, an unfavorable economic environment, strong growth in the fine cut market and an increase in illicit trade.  Our shipments were down by 8.1%. Our market share declined by 0.3 share points to 53.0% driven largely by low-price Diana, down by 0.7 share points to 12.5%. The decline in total market share, particularly in the low-price segment due to the growth of international low-price brands, was partially offset by the first quarter 2012 launch of Philip Morris Selection in the low-price segment, as a result of which the Philip Morris brand family market share grew by 0.4 share points to 3.7%. Market share of Marlboro increased 0.3 share points to 22.9%. Our market share of the fine cut category was up by 21.3 share points to 28.9%.
In Poland, the total cigarette market was down by 5.0% to 40.7 billion units, mainly reflecting the impact of price increases in the first quarter of 2012. While our shipments were down by 2.7%, our market share was up 0.9 share points to 35.7%. Shares of L&M and Chesterfield were up by 0.4 and 0.6 share points to 15.9% and 1.9%, respectively. Share of Marlboro was up by 0.7 share points to 10.8% and share of Red & White was flat at 5.2%. Our market share of the fine cut category was up by 0.3 share points to 18.9%.
In Spain, the total cigarette market was down by 11.0% to 41.4 billion units, mainly reflecting the impact of price increases in the second half of 2011 and second quarter of 2012, the unfavorable economic environment and the growth of the OTP category and of illicit trade.  Our shipments declined by 13.0% and market share was down by 0.6 share points to 30.4%, with higher share of Chesterfield, up by 0.5 share points to 8.9%, offset by Marlboro, down by 0.5 share points to 14.2%, L&M, down by 0.2 share points to 6.3% and Philip Morris, down by 0.3 share points to 0.8%. Our market share of the fine cut category was up by 0.4 share points to 11.4%.
Eastern Europe, Middle East & Africa. Net revenues, which include excise taxes billed to customers, increased by $1.1 billion (8.0%). Excluding excise taxes, net revenues increased by $284 million (4.8%) to $6.2 billion. This increase was due to:

•	price increases ($365 million),

•	favorable volume/mix ($303 million) and

•	the impact of acquisitions ($27 million), partially offset by

•	unfavorable currency ($411 million).

Operating companies income of $2.8 billion increased by $323 million (13.0%). This increase was due primarily to:

•	price increases ($365 million),

•	favorable volume/mix ($233 million) and

•	the 2011 pre-tax charges for asset impairment and exit costs ($18 million), partially offset by

•	unfavorable currency ($183 million) and

•	higher marketing, administration and research costs ($121 million, principally related to expenditures in marketing and business infrastructure, mainly in Russia).
Our cigarette shipment volume in EEMA increased by 3.9%, predominantly due to a higher total market and share in Turkey, a higher total market in Algeria and Saudi Arabia, and higher share in Egypt and Russia. Cigarette shipment volume of Marlboro was up by 3.7%, mainly reflecting growth in North Africa, the Middle East and Serbia, partly offset by a decline in Romania,

Russia and Ukraine. Cigarette shipment volume of Parliament was up by 14.5%, reflecting growth in Kazakhstan, Russia, Turkey and Ukraine.
In Russia, our shipment volume increased by 4.8%. Shipment volume of our premium portfolio was up by 7.0%, driven primarily by Parliament, up by 14.5%, partially offset by a decline in Marlboro of 5.6%. In the mid-price segment, shipment volume was up by 7.0%, mainly due to Chesterfield, up by 1.2%, and L&M, up by 23.2%. In the low-price segment, shipment volume was up by 3.2%, driven by Apollo Soyuz, Bond Street and Next, up by 6.5%, 1.2% and 13.5%, respectively, partly offset by Optima, down by 1.6%. Our market share of 26.3%, as measured by Nielsen, was up by 0.7 share points. Market share of Parliament was up by 0.2 share points to 3.1%; Marlboro was down by 0.2 share points to 1.9%; L&M and Chesterfield were essentially flat at 2.5% and 3.4%, respectively; Bond Street was up by 0.3 share points to 6.4%; and Next was up by 0.3 share points to 2.9%. Market share of Apollo Soyuz and Optima were flat at 1.4% and 3.2%, respectively.
In Turkey, the total cigarette market increased by an estimated 3.4% to 72.2 billion units, reflecting recovery after the October 2011 excise tax-driven price increase and a decline in the incidence of illicit trade. Our shipment volume increased by 6.4% across all price segments, notably premium shipment volume, up by 8.2%. Our market share, as measured by Nielsen, grew by 0.5 share points to 45.4%, driven by premium Parliament, mid-price Muratti and low-price Lark, up by 0.8, 0.4 and 0.2 share points to 8.8%, 6.5% and 12.1%, respectively, partly offset by a decline in low-price L&M, down by 0.3 share points to 8.5%. Market share of Marlboro was down by 0.2 share points to 9.1%.
In Ukraine, the total cigarette market was down by 3.5% to 64.8 billion units. Our shipment volume decreased by 2.0%, driven by Chesterfield, down by 24.5% and Marlboro, down by 9.2%, partly offset by Bond Street, up by 17.8%, and Parliament, up by 12.9%. Our market share, as measured by Nielsen, was up slightly by 0.1 share point to 32.3%. Share for premium Parliament was up by 0.5 share points to 3.2%. Share of Marlboro was up slightly by 0.1 share point to 5.8%. Chesterfield market share was down by 0.2 share points to 7.2% and Bond Street was up by 1.3 share points to 8.4%.
Asia. Net revenues, which include excise taxes billed to customers, increased by $1.1 billion (7.5%). Excluding excise taxes, net revenues increased by $335 million (4.2%) to $8.4 billion. This increase was due primarily to:

•	price increases ($393 million), partially offset by

•	unfavorable currency ($59 million).

Operating companies income of $4.1 billion increased by $268 million (7.1%). This increase was due to:

•	price increases ($393 million),

•	lower manufacturing costs ($97 million, primarily shipping) and

•	favorable currency ($47 million), partly offset by

•	higher marketing, administration and research costs ($145 million, including higher marketing investments in Indonesia),

•	unfavorable volume/mix ($107 million, due primarily to the aforementioned Japan hurdle) and

•	higher pre-tax charges for asset impairment and exit costs ($17 million).
Our cigarette shipment volume increased by 3.8%. Excluding the Japan hurdle of 6.3 billion units, cigarette shipment volume increased by 6.6%, primarily due to growth in Indonesia, Japan, Thailand and Vietnam. Shipment volume of Marlboro was up by 3.0%, or up by 6.2% excluding the Japan hurdle, driven by growth in Indonesia, Japan and Vietnam, partly offset by Korea and the Philippines.
In Indonesia, the total cigarette market was up by 6.7% to 232.5 billion units, driven by growth in the premium and mid-price segments. Our shipment volume was up by 18.3%. Our market share was up by 3.3 share points to 34.0%, driven notably by Sampoerna A in the premium segment, up by 1.4 share points to 13.3%, mid-price U Mild, up by 1.1 share points to 3.0%, and low-price Trend Mild up by 0.4 share points to 0.7%, following its launch in March 2011. Marlboro's market share was up by 0.3 share points to 4.6% and its share of the “white” cigarette segment increased by 4.8 share points to 70.0%. Market share of Dji Sam Soe was unchanged at 7.5%.
In Japan, the total cigarette market increased by 1.6% to 146.6 billion units. Our shipment volume was down by 10.5%, primarily reflecting the Japan hurdle in 2011. Excluding the hurdle impact of 6.3 billion units, our cigarette shipment volume increased 3.0%. Our market share of 27.8% was down by 3.8 share points. Market share of Marlboro was down by 0.9 share points to 12.4%, and essentially flat when compared to its 2011 exit share of 12.4%. Market shares of Philip Morris, Lark and Virginia S. were down by 0.6, 1.6 and 0.5 share points to 2.3%, 8.4% and 2.0%, respectively, but down only slightly, 0.2, 0.2 and 0.1 share points, respectively, compared to their respective 2011 exit shares.

In Korea, the total cigarette market increased by 0.4% to 67.5 billion units. Our shipment volume decreased by 1.5%. Our market share of 19.3% decreased by 0.4 share points. Market share of Marlboro was down 0.5 share points to 8.0%, partly offset by Virginia Slims, up by 0.5 share points to 4.0%. Market share of Parliament was flat at 6.6%.
In the Philippines, the total cigarette market increased by 2.6% to 74.8 billion units. Our shipment volume was essentially flat. Our market share declined by 2.3 share points to 92.0%, mainly due to the impact of the January 2012 price increase and intense price competition in the low-price category. Marlboro's market share was down by 0.8 share points to 20.9% and Fortune's share was up by 4.1 share points to 50.2%.
Latin America & Canada. Net revenues, which include excise taxes billed to customers, increased by $25 million (0.4%). Excluding excise taxes, net revenues decreased by $16 million (0.7%) to $2.4 billion. This decrease was due to:

•	unfavorable currency ($172 million) and

•	unfavorable volume/mix ($41 million), partially offset by

•	price increases ($197 million).

Operating companies income of $753 million decreased by $21 million (2.7%). This decrease was due to:

•	unfavorable currency ($59 million),

•	higher manufacturing costs ($58 million),

•	unfavorable volume/mix ($52 million),

•	higher marketing, administration and research costs ($35 million) and

•	higher pre-tax charges for asset impairment and exit costs ($14 million), partially offset by

•	price increases ($197 million).
Our cigarette shipment volume in Latin America & Canada decreased by 1.8%, as increased shipments driven by a higher share in Mexico, were more than offset by declines due to a lower total market in Brazil and Colombia and lower share in Canada. Shipment volume of Marlboro increased by 1.3%, principally driven by Brazil, Colombia and Mexico.
In Argentina, the total cigarette market declined by 0.8% to 32.1 billion units. Our cigarette shipment volume decreased by 0.1%. Our market share was up by 0.9 share points to 74.9%, reflecting growth of Marlboro, up by 0.3 share points to 24.3%, and of mid-price Philip Morris, up by 1.3 share point to 39.2%. Share of low-price Next was down by 0.5 share points to 3.2%.
In Canada, the total tax-paid cigarette market increased slightly by 0.5% to 24.1 billion units. Our cigarette shipment volume declined by 1.9%. Our market share was down 0.6 share points to 33.5%, with mid-price Number 7 and Canadian Classics, and low-price Accord and Quebec Classique, down by 0.2, 0.3, 0.4 and 0.3 share points, to 3.9%, 8.5%, 3.2% and 2.4%, respectively, partly offset by gains in premium brand Belmont, up by 0.2 share points to 2.0% and low-price brand Next, up by 0.7 share points to 7.4%. Market share of premium brand Benson & Hedges was flat at 2.0%.
In Mexico, the total cigarette market was down by 1.3% to 24.6 billion units. Our cigarette shipment volume increased by 0.9%, driven by prior-year trade inventory movements following the significant January 1, 2011, excise tax increase. Our market share grew by 1.6 share points to 73.6%, led by Marlboro, up by 1.9 share points to 53.7%, and Benson & Hedges, up by 0.2 share points to 6.3%. Market share of low-price Delicados decreased by 0.6 share points to 10.5%.

Operating Results – Three Months Ended September 30, 2012
The following discussion compares operating results within each of our reportable segments for the three months ended September 30, 2012, with the three months ended September 30, 2011.
European Union. Net revenues, which include excise taxes billed to customers, decreased by $1.3 billion (15.3%). Excluding excise taxes, net revenues decreased by $381 million (15.2%) to $2.1 billion. This decrease was due to:

•	unfavorable currency ($334 million) and

•	unfavorable volume/mix ($154 million), partially offset by

•	price increases ($107 million).

The net revenues of the European Union segment include $332 million in 2012 and $329 million in 2011 related to sales of OTP. Excluding excise taxes, OTP net revenues for the European Union segment were $115 million in 2012 and $106 million in 2011.
Operating companies income of $1.1 billion decreased by $177 million (14.0%). This decrease was due to:

•	unfavorable currency ($151 million),

•	unfavorable volume/mix ($124 million),

•	higher marketing, administration and research costs ($14 million, primarily reflecting marketing investments behind new brand launches in Germany, Italy, Spain and Switzerland), and

•
higher manufacturing costs ($6 million, mainly related to the mandated implementation of reduced cigarette ignition propensity standards, which began in the fourth quarter of 2011), partially offset by

•	price increases ($107 million) and

•	the 2011 pre-tax charges for asset impairment and exit costs ($11 million).
The total cigarette market in the European Union declined by 7.5% to 137.8 billion units, due primarily to: tax-driven price increases, the unfavorable economic environment, particularly in southern Europe, and the impact of related austerity measures, the growth of the OTP segment, and the increasing prevalence of illicit trade. Our cigarette shipment volume in the European Union declined by 8.1%, due principally to a lower total market across the region. Our market share in the European Union was essentially flat at 38.1% as gains, notably in Belgium, Hungary, Italy, the Netherlands and Poland were more than offset by declines, primarily in the Czech Republic, France and Portugal.
Shipment volume of Marlboro decreased by 5.8%, mainly due to a lower total market, partially offset by higher share. Marlboro's share was up by 0.4 share points to 18.4%, reflecting a higher share mainly in Belgium, Germany, Greece, Hungary, Italy and Poland, which more than offset lower share mainly in France, Portugal and Spain.
Shipment volume of L&M was down by 8.4%, mainly reflecting lower share. L&M's market share was down by 0.2 share points to 6.5%, due to declines primarily in France, Greece, Poland and Portugal, partly offset by gains in the Czech Republic, the Netherlands and the Slovak Republic.
Shipment volume of Chesterfield was essentially flat. Chesterfield's market share was up by 0.3 share points to 3.5%, driven notably by gains in the Czech Republic, Hungary, Poland, Portugal and Spain.
Shipment volume of Philip Morris was up by 1.4%. Philip Morris' market share was up slightly by 0.1 share point to 2.1%, with gains, notably in the Czech Republic, Italy and Portugal, partly offset by a decline in Spain.
Our OTP shipments of 4.4 billion cigarette equivalent units grew by 10.9%, reflecting a higher total market and share mainly in France, Germany, Italy and Spain. Our OTP total market share was 12.1%, up by 0.5 share points, driven by fine cut gains notably in Belgium, up by 1.8 share points to 16.3%, Greece, up by 6.0 share points to 13.2%, Italy, up by 13.7 share points to 27.2% and Spain, up by 2.1 points to 11.9%.
In the Czech Republic, the total cigarette market was down by 3.5% to 5.3 billion units, mainly reflecting the impact of excise tax-driven price increases in the first and second quarters of 2012 and growth of the fine cut category. Our shipments were down by 7.9%. Our market share was down by 2.0 share points to 42.5%, principally reflecting continued share declines for lower-margin local brands, such as Petra and Sparta, down by a combined 1.1 share points to 6.0%, and Red & White, down by 1.9 share points to 11.5%. This decline was partly offset by a higher share for Marlboro, L&M, Chesterfield and Philip Morris, up by 0.1, 0.4, 1.1 and 0.6 share points to 7.3%, 7.4%, 1.4% and 2.9%, respectively.
In France, the total cigarette market was down by 4.6% to 13.6 billion units, mainly reflecting the impact of price increases in the fourth quarter of 2011 and lower tourism. Our shipments were down by 9.2%. Our market share was down by 1.5 share points to 38.9%, mainly due to Marlboro, down by 1.4 share points to 24.5%, reflecting its crossing of the €6.00 per pack price threshold ahead of competitive brands, and to L&M, down by 0.4 share points to 2.5%. Market share of premium Philip Morris was flat at 8.2% and share of Chesterfield was up by 0.3 share points to 3.3%. Our market share of the fine cut category was up by 0.1 share point to 25.3%.
In Germany, the total cigarette market was down by 2.0% to 21.8 billion units, mainly reflecting the unfavorable impact of price increases in June 2011 and March 2012. Our shipments were down by 2.0%. Our market share was flat at 35.2%, with Marlboro up by 0.2 share points to 21.0%, L&M down slightly by 0.1 share point to 10.2% and Chesterfield flat at 0.8%. Our market share of the fine cut category was flat at 14.7%.
In Italy, the total cigarette market was down by 10.1% to 21.0 billion units, reflecting the impact of price increases in July and

September 2011 and March 2012, an unfavorable economic environment, strong growth in the fine cut category, and an increase in illicit trade. Our shipments were down by 6.9%. Our market share increased 0.2 share points to 53.2%, driven largely by Marlboro, up by 0.8 share points to 23.5%, fueled by the March 2012 and June 2012 launches of Marlboro Silver and Marlboro Pocket Pack. Market share of low-price Diana, down by 0.9 share points to 12.2%, was partially offset by the Philip Morris brand, up by 0.4 share points to 3.7%, benefiting from the first-quarter 2012 launch of Philip Morris Selection in the low-price segment. Our market share of the fine cut category was up by 13.7 share points to 27.2%.
In Poland, the total cigarette market was down by 7.5% to 13.8 billion units, mainly reflecting the impact of price increases in the first quarter of 2012 and the timing of trade inventory movements in the quarter. While our shipments were down by 2.3%, market share was up by 2.0 share points to 37.1%, benefiting from the launch of two new super slims variants in the second quarter, Marlboro Gold Prime Edge and Marlboro Mint Stream. Market shares of Marlboro, Chesterfield and Red & White were up by 1.9, 0.7 and 0.3 share points to 11.6%, 1.9% and 5.4%, respectively. Market share of L&M was down by 0.3 share points to 16.6%. Our market share of the fine cut category was down by 2.3 share points to 18.7%.
In Spain, the total cigarette market was down by 12.8% to 14.8 billion units, mainly reflecting the impact of price increases in the second half of 2011 and second quarter of 2012, the unfavorable economic environment, the growth of the OTP category and illicit trade. Our shipments were down by 18.7%. Market share was down by 0.1 share point to 31.2%, with higher share of Chesterfield, revamped in the first quarter of 2012, up by 0.5 share points to 9.0%, offset by Marlboro, down by 0.3 share points to 14.9% and Philip Morris, down by 0.2 share points to 0.9%. Market share of L&M was flat at 6.3%. Our market share of the fine cut category was up by 2.1 share points to 11.9%.
Eastern Europe, Middle East & Africa. Net revenues, which include excise taxes billed to customers, increased by $204 million (4.1%). Excluding excise taxes, net revenues decreased by $3 million (0.1%) to $2.2 billion. This decrease was due primarily to:

•	unfavorable currency ($211 million), partially offset by

•	price increases ($149 million) and

•	favorable volume/mix ($52 million).

Operating companies income of $1.0 billion increased by $122 million (13.2%). This increase was due primarily to:

•	price increases ($149 million) and

•	favorable volume/mix ($55 million), partially offset by

•	unfavorable currency ($59 million) and

•	higher marketing, administration and research costs ($51 million, principally related to investments in marketing and business infrastructure, mainly in Russia).
Our cigarette shipment volume in EEMA increased by 3.0%, predominantly due to improved market conditions in Egypt and the favorable timing of distributor inventory movements and higher market share in Russia. Our cigarette shipment volume of premium brands grew by 3.7%, driven by Parliament, up by 13.8%, mainly reflecting growth in Kazakhstan, Russia and Turkey.
In Russia, our shipment volume increased by 4.5%, mainly reflecting favorable distributor inventory movements and a higher market share. Shipment volume of our premium portfolio was up by 7.3%, driven primarily by Parliament, up by 16.7%. In the mid-price segment, shipment volume was up by 6.9%, mainly due to L&M, up by 23.5%. In the low-price segment, shipment volume was up by 2.6%, driven by Apollo Soyuz, Bond Street and Next, up by 5.3%, 2.2% and 6.7%, respectively. Our market share of 26.5%, as measured by Nielsen, was up by 0.6 share points. Market share of Parliament was up slightly by 0.1 share point to 3.1%; Marlboro was down by 0.2 share points to 1.8%; L&M was up by 0.2 share points to 2.6% and Chesterfield was essentially flat at 3.4%; Bond Street was up by 0.3 share points to 6.6%; Next was up by 0.2 share points to 2.9%; and Apollo Soyuz and Optima were essentially flat at 1.5% and 3.2%, respectively.
In Turkey, the total cigarette market increased by an estimated 1.2% to 25.9 billion units, reflecting recovery after the October 2011 excise tax-driven price increase and a decline in illicit trade. Our shipment volume increased by 1.8%, notably premium and mid-price volume, up by 6.1% and 2.6%, respectively. Our market share, as measured by Nielsen, grew by 0.4 share points to 46.1%, driven by premium Parliament, mid-price Muratti and low-price Lark, up by 0.7, 0.2 and 0.3 share points to 9.2%, 6.6% and 12.2%, respectively, partly offset by a decline in low-price L&M, down by 0.3 share points to 8.5%. Market share of Marlboro was down by 0.2 share points to 9.3%.
In Ukraine, the total cigarette market declined by 10.0% to 23.3 billion units, mainly due to the timing of trade inventory movements of competitive product in the third quarter of 2011. Our shipment volume decreased by 4.8%. Our market share, as measured by

Nielsen, was up by 0.3 share points to 32.5%. Share for premium Parliament was up by 0.3 share points to 3.2%. Share of Marlboro was flat at 5.7%, Chesterfield was down by 0.8 share points to 6.8% and Bond Street was up by 1.3 share points to 8.9%.
Asia. Net revenues, which include excise taxes billed to customers, increased by $31 million (0.6%). Excluding excise taxes, net revenues decreased by $38 million (1.4%) to $2.8 billion. This decrease was due to:

•	unfavorable currency ($104 million) and

•	unfavorable volume/mix ($83 million), partially offset by

•	price increases ($149 million).

Operating companies income of $1.3 billion decreased by $12 million (0.9%). This decrease was due primarily to:

•	unfavorable volume/mix ($96 million),

•	higher marketing, administration and research costs ($41 million, including higher marketing investments, notably in Indonesia) and

•	higher pre-tax charges for asset impairment and exit costs ($19 million), partially offset by

•	price increases ($149 million).
Our cigarette shipment volume increased by 0.6%, driven by growth in Indonesia, Thailand and Vietnam, largely offset by a decline in Japan. Shipment volume of Marlboro was up by 0.6%, driven by Indonesia, the Philippines and Vietnam, largely offset by Japan and Korea.
In Indonesia, the total cigarette market was up by 2.4% to 76.5 billion units, driven by growth in the premium and mid-price segments. Our shipment volume grew by 13.0%. Our market share was up by 3.3 share points to 34.9%, driven by all main brand families, notably by Sampoerna A in the premium segment, up by 1.5 share points to 13.7%, and mid-price U Mild, up by 1.2 share points to 3.3%. Marlboro's market share was up by 0.4 share points to 4.7% and its share of the “white” cigarettes segment increased by 6.1 share points to 71.9%. Market share of Dji Sam Soe was flat at 7.8%.
In Japan, the total cigarette market decreased by 7.7% to 50.6 billion units. Our shipment volume was down by 13.4%, reflecting an unfavorable comparison with the third quarter of 2011 in which depleted distributor inventories were rebuilt. Our market share was down by 0.4 share points to 27.5%. Share of Marlboro was up by 0.5 share points to 12.5%, and up slightly by 0.1 share point compared to its 2011 exit share of 12.4%, supported by the introduction of Marlboro Black Menthol Edge 1 and Marlboro Black Menthol Edge 8 in May and Marlboro Ice Blast 1 and Marlboro Ice Blast 5 in July. Share of Lark was down by 0.5 share points to 8.2%, down by 0.4 share points compared to its 2011 exit share of 8.6%. Share of Philip Morris was down by 0.2 share points to 2.3%, and by 0.2 share points compared to its 2011 exit share of 2.5%.
In Korea, the total cigarette market was up by 0.5% to 24.3 billion units. Our shipment volume decreased by 8.9%, reflecting the impact of our price increases in February 2012. Our market share of 19.0% was down by 2.1 share points. Market shares of Marlboro and Parliament were down by 1.9 and 0.7 share points to 7.5% and 6.4%, respectively, partly offset by Virginia Slims, up by 0.9 share points to 4.4%, reflecting the positive impact of its price repositioning in April 2012.
In the Philippines, the total cigarette market increased by 2.3% to 24.7 billion units. Our shipment volume decreased by 0.2%, mainly reflecting the impact of our price increases in January 2012. Our market share was down by 2.2 share points to 90.8%, due primarily to share declines of Champion and Hope. Marlboro's market share was up by 0.2 share points to 21.2%. Market share of Fortune was up by 3.1 share points to 50.1%.
Latin America & Canada. Net revenues, which include excise taxes billed to customers, decreased by $98 million (3.9%). Excluding excise taxes, net revenues decreased by $20 million (2.4%) to $827 million. This decrease was due to:

•	unfavorable currency ($82 million) and

•	unfavorable volume/mix ($38 million), partially offset by

•	price increases ($100 million).

Operating companies income of $267 million increased by $12 million (4.7%). This increase was due primarily to:

•	price increases ($100 million), partially offset by

•	unfavorable volume/mix ($35 million),

•	higher manufacturing costs ($24 million, including increased investments in distribution infrastructure, notably in Brazil and Colombia),

•	unfavorable currency ($17 million) and

•	higher marketing, administration and research costs ($13 million).
Our cigarette shipment volume in Latin America & Canada decreased by 4.9%, mainly due to a lower total market in Argentina, Brazil, Colombia and Mexico. Shipment volume of Marlboro decreased by 2.6%, principally due to declines in Argentina and Mexico.
In Argentina, the total cigarette market declined by 4.8% to 10.2 billion units, mainly reflecting the timing of trade inventory movements and a deterioration in the economy. Our cigarette shipment volume decreased by 3.8%. Our market share was up by 1.1 share points to 75.0%, reflecting growth of mid-price Philip Morris, up by 2.0 share points to 39.8%, partly offset by low-price Next, down by 0.4 share points to 3.1%. Market share of Marlboro was down by 0.2 share points to 24.0%.
In Canada, the total tax-paid cigarette market increased by 1.4% to 8.7 billion units, reflecting favorable seasonality and improved economic conditions in the mid-west region. Our cigarette shipment volume declined by 1.2%. Our market share was down by 1.0 share point to 33.3%, primarily reflecting intense price competition. Market share of premium brands Benson & Hedges and Belmont combined were essentially flat, and low-price brand Next was up by 0.7 share points to 7.7%, offset by mid-price Number 7 and Canadian Classics, and low-price Accord and Quebec Classique, down by 0.3, 0.4, 0.4 and 0.2 share points, to 3.8%, 8.4%, 3.1% and 2.4%, respectively.
In Mexico, the total cigarette market was down by 4.1% to 8.4 billion units. Our cigarette shipment volume decreased by 3.5%. Our market share grew by 0.4 share points to 73.6%, led by Marlboro, up by 0.8 share points to 53.6%. Market share of premium Benson & Hedges was flat at 6.1% while share of low-price Delicados decreased by 0.6 share points to 10.5%.

Financial Review
Net Cash Provided by Operating Activities
Net cash provided by operating activities of $7.8 billion during the first nine months of 2012 decreased by $1.8 billion from the comparable 2011 period. The decrease was due primarily to unfavorable currency and an increase in our working capital requirements, partially offset by higher net earnings.

The unfavorable movements in working capital were due primarily to the following:

•
more cash used for inventories ($1.1 billion), primarily due to the planned replenishment of tobacco leaf and clove inventories and higher finished goods inventories (primarily related to forestalling attributable to tax-driven price increases); and

•	less cash provided by accrued liabilities and other current assets ($242 million), largely due to the timing of payments for excise taxes (primarily related to forestalling).
Net Cash Used in Investing Activities
Net cash used in investing activities of $691 million during the first nine months of 2012 increased by $9 million from the comparable 2011 period due primarily to higher capital expenditures ($151 million), partially offset by cash spent in 2011 to purchase businesses ($80 million).
Our capital expenditures were $719 million and $568 million during the nine months ended September 30, 2012 and 2011, respectively. The 2012 expenditures were primarily related to investments in productivity-enhancing programs, equipment for new products, the consolidation of our operations in the Philippines and the expansion of our capacity in Indonesia.
In January 2011, we acquired a cigar business, consisting primarily of trademarks in the Australian and New Zealand markets for $20 million.

In June 2011, we completed the acquisition of a cigarette business in Jordan, consisting primarily of cigarette manufacturing assets and inventories, for $42 million.
Net Cash Used in Financing Activities
During the first nine months of 2012, net cash used in financing activities was $4.9 billion, compared with net cash used in financing activities of $7.1 billion during the first nine months of 2011. During the first nine months of 2012, we used a total of $12.0 billion to repurchase our common stock, pay dividends, and repay debt. These uses were partially offset by proceeds from our debt offerings and short-term borrowings in 2012 of $7.4 billion. During the first nine months of 2011, we used a total of $9.3 billion to repurchase our common stock, pay dividends, and repay debt. These uses were partially offset by proceeds from our debt offerings and short-term borrowings in 2011 of $2.4 billion.
Dividends paid in the first nine months of 2012 and 2011 were $4.0 billion and $3.4 billion, respectively. The increase reflects a higher dividend rate in 2012, partially offset by lower shares outstanding as a result of our share repurchase programs.
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
Credit Ratings - The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. At September 30, 2012, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Stable
Fitch	F1	A	Stable
Credit Facilities – At September 30, 2012, our committed credit facilities and commercial paper outstanding were as follows:

(in billions of dollars)
Type	Committed Credit Facilities	Commercial Paper
Multi-year revolving credit, expiring March 31, 2015	$2.5
Multi-year revolving credit, expiring October 25, 2016	3.5
Total facilities	$6.0
Commercial paper outstanding		$1.6
At September 30, 2012, there were no borrowings under the committed credit facilities, and the entire committed amounts were available for borrowing.
All banks participating in our committed credit facilities have an investment grade long-term credit rating from the credit rating agencies. We continuously monitor the credit quality of our banking group, and at this time we are not aware of any potential non-performing credit provider.
Each of these facilities requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“consolidated EBITDA”) to consolidated interest expense of not less than 3.5 to 1.0 on a rolling four-quarter basis. At September 30, 2012, our ratio calculated in accordance with the agreements was 16.1 to 1.0. These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require us to post collateral. We expect to continue to meet our covenants. The terms “consolidated EBITDA” and “consolidated interest expense,” both of which include certain adjustments, are defined in the facility agreements previously filed with the U.S. Securities and Exchange Commission.
In addition to the committed credit facilities discussed above, certain of our subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $1.9 billion at September 30, 2012 and December 31, 2011, are for the sole use of our subsidiaries. Borrowings under these arrangements amounted to $505 million at September 30, 2012, and $247 million at December 31, 2011.
Commercial Paper Program - We have commercial paper programs in place in the U.S. and in Europe. At September 30, 2012 and December 31, 2011, we had $1.6 billion and $1.3 billion, respectively, of commercial paper outstanding.
The existence of the commercial paper program and the committed credit facilities, coupled with our operating cash flows, will enable us to meet our liquidity requirements.
Debt - Our total debt was $22.4 billion at September 30, 2012 and $18.5 billion at December 31, 2011.
On February 28, 2011, we filed a new shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.
Our debt offerings in the first three quarters of 2012 were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity

U.S. dollar notes	(a)	$700	4.500%	March 2012	March 2042
U.S. dollar notes	(a)	$550	1.625%	March 2012	March 2017
EURO notes	(b)	€750 (approximately $951)	2.125%	May 2012	May 2019
EURO notes	(b)	€600 (approximately $761)	2.875%	May 2012	May 2024
U.S. dollar notes	(c)	$750	1.125%	August 2012	August 2017
U.S. dollar notes	(c)	$750	2.500%	August 2012	August 2022
U.S. dollar notes	(c)	$750	3.875%	August 2012	August 2042
Swiss franc notes	(d)	CHF 325 (approximately $334)	1.000%	September 2012	September 2020
(a) Interest on these notes is payable semiannually beginning in September 2012
(b) Interest on these notes is payable annually beginning in May 2013
(c) Interest on these notes is payable semiannually beginning in February 2013
(d) Interest on these notes is payable annually beginning in September 2013
The net proceeds from the sale of the securities listed in the table above were used to meet our working capital requirements, to repurchase our common stock, to refinance debt and for general corporate purposes.
Guarantees - At September 30, 2012, we were contingently liable for $0.7 billion of guarantees of our own performance, which were primarily related to excise taxes on the shipment of our products. There is no liability in the condensed consolidated financial statements associated with these guarantees. At September 30, 2012, our third-party guarantees were insignificant.
Equity and Dividends
As discussed in Note 3. Stock Plans to our condensed consolidated financial statements, during the nine months ended September 30, 2012, we granted 3.2 million shares of deferred stock awards at a weighted-average grant date fair value of $79.58. Equity awards generally vest three or more years after the date of the award, subject to earlier vesting on death or disability or normal retirement, or separation from employment by mutual agreement after reaching age 58.
In May 2012, our stockholders approved the Philip Morris International Inc. 2012 Performance Incentive Plan (the “2012 Plan”). The 2012 Plan replaced the 2008 Performance Incentive Plan (the “2008 Plan”) and, as a result, there will be no additional grants under the 2008 Plan. Under the 2012 Plan, we may grant to eligible employees restricted stock, restricted stock units and deferred stock units, performance-based cash incentive awards and performance-based equity awards. While the 2008 Plan authorized incentive stock options, non-qualified stock options and stock appreciation rights, the 2012 Plan does not authorize any stock options or stock appreciation rights. Up to 30 million shares of our common stock may be issued under the 2012 Plan.
On May 1, 2010, we began repurchasing shares under a three-year $12 billion share repurchase program that was authorized by our Board of Directors in February 2010. On July 31, 2012, we completed this share repurchase program ahead of schedule. In total, we purchased 179.1 million shares for $12.0 billion under this program.

On August 1, 2012, we began repurchasing shares under a new three-year $18 billion share repurchase program that was authorized by our Board of Directors in June 2012. From August 1, 2012, through September 30, 2012, we repurchased 9.8 million shares of our common stock at a cost of $893 million under this new repurchase program. During the first nine months of 2012, we repurchased 52.5 million shares at a cost of $4.5 billion. During the third quarter of 2012, we repurchased 16.7 million shares at a cost of $1.5 billion.
As previously announced on February 9, 2012, we have a share repurchase target for 2012 of $6 billion.
Dividends paid in the first nine months of 2012 were $4.0 billion. During the third quarter of 2012, our Board of Directors approved a 10.4% increase in the quarterly dividend to $0.85 per common share. As a result, the present annualized dividend rate is $3.40 per common share.

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
Information regarding Risk Factors appears in “MD&A – Cautionary Factors That May Affect Future Results,” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity for each of the three months in the quarter ended September 30, 2012 was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2012 – July 31, 2012 (1)	6,861,481	$89.20	179,139,305	$18,000,000,000
August 1, 2012 – August 31, 2012 (1)	5,581,096	$91.38	5,581,096	$17,489,992,546
September 1, 2012 – September 30, 2012 (1)	4,244,426	$90.22	9,825,522	$17,107,045,757
Pursuant to Publicly Announced Plans or Programs	16,687,003	$90.19
July 1, 2012 – July 31, 2012 (3)	2,441	$87.74
August 1, 2012 – August 31, 2012 (3)	2,685	$91.29
September 1, 2012 – September 30, 2012 (3)	—	$—
For the Quarter Ended September 30, 2012	16,692,129	$90.19

(1)
On February 11, 2010, our Board of Directors authorized a share repurchase program of $12 billion over three years. This program commenced in May 2010, after the completion of our previous two-year $13 billion program. These share repurchases have been made pursuant to the $12 billion program. On July 31, 2012, we completed the $12 billion share repurchase program ahead of schedule by purchasing, in total, 179.1 million shares for $12.0 billion.

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

Item 6.	Exhibits.

3.1	Amended and Restated By-Laws of Philip Morris International Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed December 6, 2011).

10.1	Employment Agreement with Jacek Olczak (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.2	Philip Morris International Inc. Benefit Equalization Plan (as amended and in effect on August 6, 2012).

10.3	Supplemental Equalization Plan (amended and restated as of August 6, 2012).

10.4	Amendment No. 1 to the Time Sharing Agreement between PM Global Services Inc. and Louis C. Camilleri, dated August 22, 2012.

10.5
Amendment No. 1, dated as of August 31, 2012, to the Amended and Restated Credit Agreement, dated as of May 11, 2011, among Philip Morris International Inc., the lenders named therein and J.P. Morgan Europe Limited, as facility agent.

10.6
Amendment No. 1, dated as of August 31, 2012, to the Credit Agreement, dated as of October 25, 2011, among Philip Morris International Inc., the lenders named therein and Citibank International plc, as facility agent.

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

November 2, 2012