Form 10-K
period 2012-12-31
Philip Morris International Inc.
filed 2013-02-22
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File Number: 001-33708
 PHILIP MORRIS INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Virginia	13-3435103
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)
917-663-2000
(Registrant’s telephone number, including area code)
 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	New York Stock Exchange
4.875% Notes due 2013	New York Stock Exchange
6.875% Notes due 2014	New York Stock Exchange
5.875% Notes due 2015	New York Stock Exchange
2.500% Notes due 2016	New York Stock Exchange
1.625% Notes due 2017	New York Stock Exchange
1.125% Notes due 2017	New York Stock Exchange
5.650% Notes due 2018	New York Stock Exchange
2.125% Notes due 2019	New York Stock Exchange
4.500% Notes due 2020	New York Stock Exchange
4.125% Notes due 2021	New York Stock Exchange
2.900% Notes due 2021	New York Stock Exchange
2.500% Notes due 2022	New York Stock Exchange
2.875% Notes due 2024	New York Stock Exchange
6.375% Notes due 2038	New York Stock Exchange
4.375% Notes due 2041	New York Stock Exchange
4.500% Notes due 2042	New York Stock Exchange
3.875% Notes due 2042	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☑  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑
As of June 29, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $148 billion based on the closing sale price of the common stock as reported on the New York Stock Exchange.

Class	Outstanding at	January 31, 2013
Common Stock, no par value	1,647,788,932	shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant’s annual report to shareholders for the year ended December 31, 2012 (the “2012 Annual Report”)	Parts I, II, and IV
Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders to be held on May 8, 2013, to be filed with the Securities and Exchange Commission (“SEC”) on or about March 28, 2013
Part III

In this report, “PMI,” “we,” “us” and “our” refers to Philip Morris International Inc. and its subsidiaries.

PART I

Item 1.	Business.

(a) General Development of Business

General

Philip Morris International Inc. is a Virginia holding company incorporated in 1987. Our subsidiaries and affiliates and their licensees are engaged in the manufacture and sale of cigarettes and other tobacco products in markets outside of the United States of America. Our products are sold in more than 180 markets and, in many of these markets, they hold the number one or number two market share position. We have a wide range of premium, mid-price and low-price brands. Our portfolio comprises both international and local brands.

Our portfolio of international and local brands is led by Marlboro, the world’s best selling international cigarette, which accounted for approximately 33% of our total 2012 shipment volume. Marlboro is complemented in the premium-price category by Merit, Parliament and Virginia Slims. Our leading mid-price brands are L&M and Chesterfield. Other leading international brands include Bond Street, Lark, Muratti, Next, Philip Morris and Red & White.

We also own a number of important local cigarette brands, such as Sampoerna, Dji Sam Soe and U Mild in Indonesia, Fortune, Champion and Hope in the Philippines, Diana in Italy, Optima and Apollo-Soyuz in Russia, Morven Gold in Pakistan, Boston in Colombia, Belmont, Canadian Classics and Number 7 in Canada, Best and Classic in Serbia, f6 in Germany, Delicados in Mexico, Assos in Greece and Petra in the Czech Republic and Slovakia. While there are a number of markets where local brands remain important, international brands are expanding their share in numerous markets. With international brands contributing approximately 70% of our shipment volume in 2012, we are well-positioned to continue to benefit from this trend.

Separation from Altria Group, Inc.

We were a wholly owned subsidiary of Altria Group, Inc. (“Altria”) until the distribution of all of our shares owned by Altria (the “Spin-off”) was made on March 28, 2008 (the “Distribution Date”).

Acquisitions and Other Business Arrangements

During 2012, we did not acquire any businesses. During 2011 and 2010, we expanded our business with the following transactions:

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

Source of Funds — Dividends

We are a legal entity separate and distinct from our direct and indirect subsidiaries. Accordingly, our right, and thus the right of our creditors and stockholders, to participate in any distribution of the assets or earnings of any subsidiary is subject to the prior rights of creditors of such subsidiary, except to the extent that claims of our company itself as a creditor may be recognized. As a holding company, our principal sources of funds, including funds to make payment on our debt securities, are from the receipt of dividends and repayment of debt from our subsidiaries. Our principal wholly owned and majority-owned subsidiaries currently are not limited by long-term debt or other agreements in their ability to pay cash dividends or to make other distributions with respect to their common stock.

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

•
The Eastern Europe, Middle East & Africa (“EEMA”) Region is also headquartered in Lausanne and includes Eastern Europe, the Balkans (including Slovenia, Bulgaria and Romania), Turkey, the Middle East and Africa and our international duty free business;

•	The Asia Region is headquartered in Hong Kong and covers all other Asian markets as well as Australia, New Zealand and the Pacific Islands; and

•	The Latin America & Canada Region is headquartered in New York and covers the South American continent, Central America, Mexico, the Caribbean and Canada.

Net revenues and operating companies income* (together with a reconciliation to operating income) attributable to each such segment for each of the last three years are set forth in Note 12. Segment Reporting to our consolidated financial statements, which is incorporated herein by reference to the 2012 Annual Report. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of our operating results by business segment.

The relative percentages of operating companies income attributable to each reportable segment were as follows:

	2012	2011	2010
European Union	29.6%	33.5%	37.6%
Eastern Europe, Middle East & Africa	26.3	23.7	27.5
Asia	36.7	35.5	26.6
Latin America & Canada	7.4	7.3	8.3
	100.0%	100.0%	100.0%
______________________________

*
Our management evaluates segment performance and allocates resources based on operating companies income, which we define as operating income before general corporate expenses and amortization of intangibles. The accounting policies of the segments are the same as those described in Note 2. Summary of Significant Accounting Policies to our consolidated financial statements and are incorporated herein by reference to the 2012 Annual Report.

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

Our marketing, administration and research costs include the costs of marketing and selling our products, other costs generally not related to the manufacture of our products (including general corporate expenses), and costs incurred to develop new products. The most significant components of our marketing, administration and research costs are marketing and sales expenses and general and administrative expenses.

(c) Narrative Description of Business

Our subsidiaries and affiliates and their licensees manufacture, market and sell tobacco products outside the United States.

Our total cigarette shipments increased 1.3% in 2012 to 927.0 billion units. We estimate that international cigarette market shipments were approximately 5.7 trillion units in 2012, a 0.7% increase over 2011. We estimate that our reported share of the international cigarette market (which is defined as worldwide cigarette volume excluding the United States) was approximately 16.3% in 2012, 16.2% in 2011 and 16.1% in 2010. Excluding the People’s Republic of China (“PRC”), we estimate that our reported share of the international cigarette market was approximately 28.8%, 28.3%, and 27.6% in 2012, 2011 and 2010, respectively.

Shipments of our principal cigarette brand, Marlboro, increased 0.5% in 2012, and represented approximately 9.3% of the international cigarette market, excluding the PRC, in 2012, 9.2% in 2011 and 9.1% in 2010.

We have a cigarette market share of at least 15%, and, in a number of instances substantially more than 15%, in 98 markets, including Algeria, Argentina, Australia, Austria, Belgium, Canada, Colombia, the Czech Republic, Egypt, Finland, France, Germany, Greece, Hungary, Indonesia, Italy, Japan, Kazakhstan, Korea, Mexico, the Netherlands, the Philippines, Poland, Portugal, Romania, Russia, Saudi Arabia, Serbia, Singapore, Spain, Sweden, Switzerland, Thailand, Turkey and Ukraine.

References to total international cigarette market, total cigarette market, total market and market shares in this Form 10-K reflect our best estimates based on a number of internal and external sources.

Consumer Focused Marketing & Sales

In 2012, we launched a new strategic framework that combines our marketing and sales expertise with our in-depth knowledge of various sales territories. This framework allows us not only to engage more effectively with our adult consumers but also to enhance the success of our direct and indirect trade partners. The main benefits are:

•	improved effectiveness of direct adult consumer engagement activities;

•	more effective communication with our retailers about our brands;

•	increased speed, efficiency and widespread availability of our products; and

•
distribution and sales strategies tailored to the individual characteristics of each market (namely, the needs and capabilities of retailers, the wholesale infrastructure, our competitive position, operating costs and the regulatory framework).

The four main types of distribution that we use globally, often simultaneously in a given market, are:

•	Direct Sales and Distribution, where we have set up our own distribution directly to retailers;

•	Distribution through single independent distributors who are responsible for distribution in a single market;

•	Exclusive Zonified Distribution, where distributors are assigned an exclusive territory within a market to enable them to obtain a suitable return on their investment; and

•	Distribution through national or regional wholesalers that then supply the retail trade.

In many markets we also directly supply key accounts, including gas stations, retail chains and supermarkets.

Our distribution and sales systems are supported by sales forces that total approximately 18,100 employees worldwide. Our sales forces are well trained and recognized by trade surveys for their professionalism.

Our products are marketed and promoted through various media and channels, including, where permitted by law, point of sale communications, brand events, access-restricted Web sites, print and direct communication to verified adult smokers. Our direct communication with verified adult smokers utilizes mail, E-mail and other electronic communication tools. Promotional activities include, where permitted by law, competitions, invitations to events, interactive programs, consumer premiums and price promotions. To support advertising and promotional activities in the markets, we have a dedicated consumer engagement group that develops innovative engagement tools for adult consumers based on the latest technologies and adult consumer trends.

Competition

We are subject to highly competitive conditions in all aspects of our business. We compete primarily on the basis of product quality, brand recognition, brand loyalty, taste, innovation, packaging, service, marketing, advertising and retail price. Our competitors include three large international tobacco companies and several regional and local tobacco companies and, in some instances, state-owned tobacco enterprises, principally in Algeria, Egypt, the PRC, Taiwan, Thailand and Vietnam. Industry consolidation and privatizations of state-owned enterprises have led to an overall increase in competitive pressures. Some competitors have different profit and volume objectives, and some international competitors are susceptible to changes in different currency exchange rates. We compete predominantly with American blend cigarette brands, such as Marlboro, L&M and Chesterfield, which are the most popular across many of our markets. We seek to compete in all profitable retail price categories, although our brand portfolio is weighted towards the premium-price category.

Procurement and Raw Materials

We purchase tobacco leaf of various grades and styles throughout the world, the majority through independent tobacco suppliers. We also contract directly with farmers in several countries including Argentina, Brazil, Colombia, the Dominican Republic, Ecuador, Italy, Kazakhstan, Mexico, Pakistan, the Philippines, Poland, and the United States.

As discussed above, in June 2010, we announced that our affiliate, PMB, began directly sourcing tobacco leaf from tobacco farmers in Southern Brazil. This initiative expanded PMI’s direct involvement in the supply chain and provides approximately 10% of PMI’s global leaf requirements.

Our largest sources of supply are:

•	Brazil, particularly for Virginia tobaccos but also for Burley;

•	The United States for Virginia (flue-cured) and Burley tobaccos, particularly higher quality varieties for use in leading international brands;

•	Indonesia, mostly for domestic use in kretek products;

•	Turkey and Greece, mostly for Oriental; and

•	Argentina and Malawi, mostly for Burley.

We believe that there is an adequate supply of tobacco in the world markets to satisfy our current and anticipated production requirements.

In addition to tobacco leaf, we purchase a wide variety of direct materials from a total of approximately 430 suppliers. Our top ten suppliers of direct materials combined represent approximately 55% of our total direct materials purchases. The three most significant direct materials that we purchase are printed paper board used in packaging, acetate tow used in filter making and fine paper used in cigarette manufacturing. In addition, the adequate supply and procurement of cloves are of particular importance to our Indonesian business.

Business Environment

Information called for by this Item is hereby incorporated by reference to the paragraphs captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Results by Business Segment—Business Environment” on pages 29 to 37 of the 2012 Annual Report and made a part hereof.

Other Matters

Customers

None of our business segments is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on our consolidated results of operations.

Employees

As of December 31, 2012, we employed approximately 87,100 people worldwide, including employees under temporary contracts and hourly paid part-time staff. Our businesses are subject to a number of laws and regulations relating to our relationship with our employees. Generally, these laws and regulations are specific to the location of each business. In addition, in accordance with European Union requirements, we have established a European Works Council composed of management and elected members of our workforce. We believe that our relations with our employees and their representative organizations are excellent.

Executive Officers of the Registrant

The disclosure regarding executive officers is set forth under the heading “Executive Officers as of February 22, 2013” in Item 10 of Part III of this Form 10-K and is incorporated herein by reference.

Research and Development

One of our strategic priorities is to develop, assess and commercialize a portfolio of innovative products with the potential to reduce the risk of smoking-related diseases in comparison to conventional cigarettes. We refer to these as next generation products, or NGPs. PMI draws upon a team of world-class scientists from a broad spectrum of scientific disciplines, whose efforts are guided by the following key objectives:

•
to develop a series of products that provides adult smokers the taste, sensory experience and smoking ritual characteristics that are as close as possible to those currently provided by conventional cigarettes;

•
to substantiate a significant reduction of risk for the individual adult smoker as well as a reduction of harm for the population as a whole, based on robust scientific evidence derived from well-established assessment processes; and

•	to advocate for the development of regulatory frameworks for the assessment, approval and commercialization of NGPs, including the communication of substantiated reductions in risk to consumers.

We believe the elimination of combustion via tobacco heating and other innovative systems for aerosol generation is the most promising path to reduce risk and, accordingly, the NGPs we are developing are based on platforms that do not involve combustion. These platforms are in various stages of development. One platform is in the early stages of clinical trials and industrial scale-up, another is in its final development phase, and the third requires at least one year for further product development. We are also developing other potential platforms.

Our approach to individual risk assessment is to use cessation as the benchmark because the short-term and long-term effects of smoking cessation are well known and the closer the clinical data derived from adult smokers who switch to an NGP resemble the data from those who quit, the more confident one can be that the product reduces the risk.

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

The research and development expense for the years ended December 31, 2012, 2011 and 2010 is set forth in Note 14. Additional Information to our consolidated financial statements, which is incorporated herein by reference to the 2012 Annual Report.

Intellectual Property

Our trademarks are valuable assets and their protection and reputation are essential to us. We own the trademark rights to all of our principal brands, including Marlboro, or have the right to use them in all countries where we use them.

In addition, we have more than 3,400 granted patents worldwide and approximately as many pending patent applications. Our patent portfolio, as a whole, is material to our business. However, no one patent, or group of related patents, is material to us. We also have registered industrial designs and proprietary secrets, technology, know-how, processes and other intellectual property rights that are not registered.

Effective January 1, 2008, PMI entered into an Intellectual Property Agreement with Philip Morris USA Inc. (“PM USA”). The Intellectual Property Agreement governs the ownership of intellectual property between PMI and PM USA. Ownership of the jointly funded intellectual property has been allocated as follows:

•	PMI owns all rights to the jointly-funded intellectual property outside the United States, its territories and possessions; and

•	PM USA owns all rights to the jointly-funded intellectual property in the United States, its territories and possessions.

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

Environmental Regulation

We are subject to applicable international, national and local environmental laws and regulations in the countries in which we do business. We have specific programs across our business units designed to meet applicable environmental compliance requirements and reduce wastage as well as water and energy consumption. We have developed and implemented a consistent environmental and occupational health and safety (“EHS”) management system, which involves policies, standard practices and procedures at all our manufacturing centers. We also conduct regular safety assessments at our offices, warehouses and car fleet organizations. Furthermore, we have engaged an external certification body to validate the effectiveness of our EHS management system at our manufacturing centers around the world, in accordance with internationally recognized standards. Our subsidiaries expect to continue to make investments in order to drive improved performance and maintain compliance with environmental laws and regulations. We assess and report the compliance status of all our legal entities on a regular basis. Based on the management and controls we have in place, environmental expenditures have not had, and are not expected to have, a material adverse effect on our consolidated results of operations, capital expenditures, financial position, earnings or competitive position.

(d) Financial Information About Geographic Areas

The amounts of net revenues and long-lived assets attributable to each of our geographic segments for each of the last three fiscal years are set forth in Note 12. Segment Reporting to our consolidated financial statements, which is incorporated herein by reference to the 2012 Annual Report.

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
Increases in cigarette taxes are expected to continue to have an adverse impact on our sales of cigarettes, due to resulting lower consumption levels, a shift in sales from manufactured cigarettes to other tobacco products and from the premium-price to the mid-price or low-price cigarette categories, where we may be under-represented, from local sales to legal cross-border purchases of lower price products, or to illicit products such as contraband, counterfeit and illicit whites.
Our business faces significant governmental action aimed at increasing regulatory requirements with the goal of reducing or preventing the use of tobacco products.
Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volume in many of our markets, and we expect that such factors will continue to reduce consumption levels and will increase downtrading and the risk of counterfeiting, contraband and cross-border purchases. Significant regulatory developments will take place over the next few years in most of our markets, driven principally by the World Health Organization's Framework Convention on Tobacco Control (“FCTC”). The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation. The FCTC has led to increased efforts by tobacco control advocates and public health organizations to reduce the palatability and attractiveness of tobacco products to adult smokers. Regulatory initiatives that have been proposed, introduced or enacted include:

•	restrictions on or licensing of outlets permitted to sell cigarettes;

•	the levying of substantial and increasing tax and duty charges;

•	restrictions or bans on advertising, marketing and sponsorship;

•	the display of larger health warnings, graphic health warnings and other labeling requirements;

•	restrictions on packaging design, including the use of colors, and plain packaging;

•	restrictions on packaging and cigarette formats and dimensions;

•	restrictions or bans on the display of tobacco product packaging at the point of sale and restrictions or bans on cigarette vending machines;

•	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents;

•	disclosure, restrictions, or bans of tobacco product ingredients;

•	increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;

•	elimination of duty free sales and duty free allowances for travelers; and

•	encouraging litigation against tobacco companies.
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
We compete primarily on the basis of product quality, brand recognition, brand loyalty, taste, innovation, packaging, service, marketing, advertising and price. We are subject to highly competitive conditions in all aspects of our business. The competitive environment and our competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors' introduction of lower-price products or innovative products, higher tobacco product taxes, higher absolute prices and larger gaps between retail price categories, and product regulation that diminishes the ability to differentiate tobacco products. Competitors include three large international tobacco companies and several regional and local tobacco companies and, in some instances, state-owned tobacco enterprises, principally in Algeria, China, Egypt, Taiwan, Thailand and Vietnam. Industry consolidation and privatizations of state-owned enterprises have led to an overall increase in competitive pressures. Some competitors have different profit and volume objectives and some international competitors are susceptible to changes in different currency exchange rates.
Because we have operations in numerous countries, our results may be influenced by economic, regulatory and political developments or natural disasters in many countries.
Some of the countries in which we operate face the threat of civil unrest and can be subject to regime changes. In others, nationalization, terrorism, conflict and the threat of war may have a significant impact on the business environment. Economic, political, regulatory or other developments or natural disasters could disrupt our supply chain, manufacturing capabilities or our distribution capabilities. In addition, such developments could lead to loss of property or equipment that are critical to our business in certain markets and difficulty in staffing and managing our operations, which could reduce our volumes, revenues and net earnings. In certain markets, we are dependent on governmental approvals of various actions such as price changes.
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
In periods of economic uncertainty, consumers may tend to purchase lower-price brands, and the volume of our premium-price and mid-price brands and our profitability could suffer accordingly. Such downtrading trends may be reinforced by regulation that limits branding, communication and product differentiation.
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
We may be unsuccessful in our attempts to produce products with the potential to reduce the risk of smoking-related diseases compared to conventional cigarettes.
We continue to seek ways to develop commercially viable new product technologies that may reduce the risk of smoking-related diseases. Our goal is to develop products whose potential for risk reduction can be substantiated and provide adult smokers the taste, sensory experience and smoking ritual characteristics that are as close as possible to those currently provided by conventional cigarettes. We may not succeed in these efforts. If we do not succeed, but others do, we may be at a competitive disadvantage. Furthermore, we cannot predict whether regulators will permit the marketing of tobacco products with claims of reduced risk and harm, which could significantly undermine the commercial viability of these products.
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
The repatriation of our foreign earnings, changes in the earnings mix, and changes in U.S. tax laws may increase our effective tax rate. Our ability to receive payments from foreign subsidiaries or to repatriate royalties and dividends could be restricted by local country currency exchange controls.
Because we are a U.S. holding company, our most significant source of funds is distributions from our non-U.S. subsidiaries. Under current U.S. tax law, in general we do not pay U.S. taxes on our foreign earnings until they are repatriated to the U.S. as distributions from our non-U.S. subsidiaries. These distributions may result in a residual U.S. tax cost. It may be advantageous to us in certain circumstances to significantly increase the amount of such distributions, which could result in a material increase in our overall effective tax rate. Additionally, the Obama Administration has indicated that it favors changes in U.S. tax law that would fundamentally change how our earnings are taxed in the U.S. If enacted and depending upon its precise terms, such legislation could increase our overall effective tax rate. Certain countries in which we operate have adopted or could institute currency exchange controls that limit or prohibit our local subsidiaries' ability to make payments outside the country.
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

We may be required to replace third party contract manufacturers or service providers with our own resources.

In certain instances, we contract with third parties to manufacture some of our products or product parts or to provide other services. We may be unable to renew these agreements on satisfactory terms for numerous reasons, including government regulations; accordingly, our costs may increase significantly if we must replace such third parties with our own resources.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.Properties.

As of December 31, 2012, we operated and owned 53 manufacturing facilities and maintained contract manufacturing relationships with 22 third-party manufacturers across 22 markets. In addition, we work with 38 third-party operators in Indonesia who manufacture our hand-rolled cigarettes.

PMI Owned Manufacturing Facilities

	EU	EEMA	Asia	Latin America & Canada	TOTAL
Fully integrated	9	9	9	8	35
Make-pack	—	—	6	2	8
Other	2	1	2	5	10
Total	11	10	17	15	53

In 2012, 26 of our facilities each manufactured over 10 billion cigarettes, of which seven facilities each produced over 30 billion units. Our largest factories are in Bergen-op-Zoom (the Netherlands), Marikina and Batangas (Philippines). St. Petersburg and Krasnodar (Russia), Berlin (Germany), Izmir (Turkey), Krakow (Poland), Kharkiv (Ukraine), Merlo (Argentina), Kutna Hora (Czech Republic), Neuchatel (Switzerland), Sukorejo and Karawang (Indonesia) and Klaipeda (Lithuania). Our smallest factories are mostly in Latin America and Asia, where due to tariff and other constraints we have established small manufacturing units in individual markets, several of which are make-pack operations. We will continue to optimize our manufacturing base, taking into consideration the evolution of trade blocks.

The plants and properties owned or leased and operated by our subsidiaries are maintained in good condition and are believed to be suitable and adequate for our present needs.

 In 2012, we announced that we are working on all aspects that will lead to the commercialization of NGPs in the 2016 to 2017 period. We are planning to build one or two new manufacturing facilities in Europe to produce NGPs and expect ground-breaking for our first factory to take place in 2013. We anticipate capital expenditures of 500-600 million Euros over a three-year period to achieve an initial capacity of approximately 30 billion NGP units per year.

Item 3.	Legal Proceedings.

Tobacco-Related Litigation

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
Damages claimed in some of the tobacco-related litigation are significant and, in certain cases in Brazil, Canada, Israel and Nigeria, range into the billions of U.S. dollars. The variability in pleadings in multiple jurisdictions, together with the actual experience of management in litigating claims, demonstrate that the monetary relief that may be specified in a lawsuit bears little relevance to the ultimate outcome. Much of the tobacco-related litigation is in its early stages, and litigation is subject to uncertainty. However, as discussed below, we have to date been largely successful in defending tobacco-related litigation.
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

The table below lists the number of tobacco-related cases pending against us and/or our subsidiaries or indemnitees as of February 15, 2013, December 31, 2011 and December 31, 2010:

Type of Case	Number of Cases Pending as of February 15, 2013	Number of Cases Pending as of December 31, 2011	Number of Cases Pending as of December 31, 2010
Individual Smoking and Health Cases	75	75	94
Smoking and Health Class Actions	11	10	11
Health Care Cost Recovery Actions	15	11	10
Lights Class Actions	2	2	2
Individual Lights Cases (small claims court)	1	9	10
Public Civil Actions	4	3	7
Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 394 Smoking and Health, Lights, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Ten cases have had decisions in favor of plaintiffs. Seven of these cases have subsequently reached final resolution in our favor and three remain on appeal.

The table below lists the verdicts and post-trial developments in the three pending cases in which verdicts were returned in favor of plaintiffs:

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
May 2011	Brazil/Laszlo	Individual Smoking and Health
The Civil Court of São Vicente found for plaintiff and ordered Philip Morris Brasil to pay damages of R$31,333 (approximately $17,029), plus future costs for cessation and medical treatment of smoking-related diseases.

In June 2011, Philip Morris Brasil filed an appeal. In December 2011, the Appellate Court reversed the trial court decision. In February 2012, plaintiff appealed the decision. This appeal is still pending.

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
September 2009	Brazil/Bernhardt	Individual Smoking and Health	The Civil Court of Rio de Janeiro found for plaintiff and ordered Philip Morris Brasil to pay R$13,000 (approximately $7,065) in “moral damages.”
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
In March 2011, the Court of Appeals affirmed the trial court's decision and denied Philip Morris Brasil's appeal. The Court of Appeals increased the amount of damages awarded to the plaintiff to R$100,000 (approximately $54,348). Philip Morris Brasil filed an appeal in June 2011. This appeal is still pending.

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
As of February 15, 2013, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•
75 cases brought by individual plaintiffs in Argentina (30), Brazil (28), Canada (2), Chile (4), Costa Rica (2), Greece (1), Italy (5), the Philippines (1), Scotland (1) and Turkey (1), compared with 75 such cases on December 31, 2011, and 94 cases on December 31, 2010; and

•	11 cases brought on behalf of classes of individual plaintiffs in Brazil (2) and Canada (9), compared with 10 such cases on December 31, 2011, and 11 such cases on December 31, 2010.

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
In the first class action pending in Canada, Cecilia Letourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, our subsidiary and other Canadian manufacturers are defendants. The plaintiff, an individual smoker, is seeking compensatory and unspecified punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005. In February 2011, the trial court ruled that the federal government would remain as a third party in the case. In November 2012, the Court of Appeals dismissed defendants' third-party claims against the federal government. Trial began on March 12, 2012. At the present pace, trial is expected to last well into 2013 and possibly 2014, with a judgment to follow at an indeterminate point after the conclusion of the trial proceedings.
In the second class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, our subsidiary and other Canadian manufacturers are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, are seeking compensatory and unspecified punitive damages for each member of the class who allegedly suffers from certain smoking-related diseases. The class was certified in 2005. In February 2011, the trial court ruled that the federal government will remain as a third party in the case. In November 2012, the Court of Appeals dismissed defendants' third-party claims against the federal government. Trial began on March 12, 2012. At the present pace, trial is expected to last well into 2013 and possibly 2014, with a judgment to follow at an indeterminate point after the conclusion of the trial proceedings.
In the third class action pending in Canada, Kunta v. Canadian Tobacco Manufacturers' Council, et al., The Queen's Bench, Winnipeg, Canada, filed June 12, 2009, we, our subsidiaries, and our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The plaintiff, an individual smoker, alleges her own addiction to tobacco products and chronic obstructive pulmonary disease (“COPD”), severe asthma and mild reversible lung disease resulting from the use of tobacco products. She is seeking compensatory and unspecified punitive damages on behalf of a proposed class comprised of all smokers, their estates, dependents and family members, as well as restitution of profits, and reimbursement of government health care costs allegedly caused by tobacco products. In September 2009, plaintiff's counsel informed defendants that he did not anticipate taking any action in this case while he pursues the class action filed in Saskatchewan (see description of Adams, below).
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

In the ninth class action pending in Canada, Suzanne Jacklin v. Canadian Tobacco Manufacturers' Council, et al., Ontario Superior Court of Justice, filed June 20, 2012, we, our subsidiaries, and our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The plaintiff, an individual smoker, alleges her own addiction to tobacco products and COPD resulting from the use of tobacco products. She is seeking compensatory and unspecified punitive damages on behalf of a proposed class comprised of all smokers who have smoked a minimum of 25,000 cigarettes and have allegedly suffered, or suffer, from COPD, heart disease, or cancer, as well as restitution of profits. Plaintiff's counsel have indicated that they do not intend to take any action in this case in the near future.

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
As of February 15, 2013, there were 15 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Canada (9), Nigeria (5) and Spain (1), compared with 11 such cases on December 31, 2011 and 10 such cases on December 31, 2010.
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
In the first health care cost recovery case in Nigeria, The Attorney General of Lagos State v. British American Tobacco (Nigeria) Limited, et al., High Court of Lagos State, Lagos, Nigeria, filed March 13, 2008, we and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. We are in the process of making challenges to service and the court's jurisdiction. Currently, the case is stayed in the trial court pending the appeals of certain co-defendants relating to service objections. We currently have no employees, operations or assets in Nigeria.
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
In the third health care cost recovery case in Nigeria, The Attorney General of Gombe State v. British American Tobacco (Nigeria) Limited, et al., High Court of Gombe State, Gombe, Nigeria, filed October 17, 2008, we and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. In February 2011, the court ruled that the plaintiff had not complied with the procedural steps necessary to serve us. As a result of this ruling, Philip Morris International Inc. is not currently a defendant in the case. Plaintiff may appeal the ruling or follow the procedural steps required to serve Philip Morris International Inc.
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
As of February 15, 2013, there were a number of lights cases pending against our subsidiaries or indemnitees, as follows:

•	2 cases brought on behalf of overlapping classes of individual plaintiffs in Israel, compared with 2 such cases on December 31, 2011, and 2 such cases on December 31, 2010; and

•
1 case brought by an individual in the equivalent of small claims courts in Italy, where the maximum damages are approximately one thousand Euros per case, compared with 9 such cases on December 31, 2011, and 10 such cases on December 31, 2010.

In the first class action pending in Israel, El-Roy, et al. v. Philip Morris Incorporated, et al., District Court of Tel-Aviv/Jaffa, Israel, filed January 18, 2004, our subsidiary and our indemnitees (PM USA and our former importer) are defendants. The plaintiffs filed a purported class action claiming that the class members were misled by the descriptor “lights” into believing that lights cigarettes are safer than full flavor cigarettes. The claim seeks recovery of the purchase price of lights cigarettes and compensation for distress for each class member. Hearings took place in November and December 2008 regarding whether the case meets the legal requirements necessary to allow it to proceed as a class action. The parties' briefing on class certification was completed in March 2011. In November 2012, the court denied class certification and dismissed the individual claims. Plaintiffs have appealed and an oral hearing has been scheduled for March 2014.
The claims in the second class action pending in Israel, Navon, et al. v. Philip Morris Products USA, et al., District Court of Tel-Aviv/Jaffa, Israel, filed December 5, 2004, against our indemnitee (our distributor) and other members of the industry are similar to those in El-Roy, and the case is currently stayed pending a ruling on class certification in El-Roy. In February 2013, the district court issued an order to dismiss the case if plaintiffs fail to take action by March 10, 2013.

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
As of February 15, 2013, there were 4 public civil actions pending against our subsidiaries in Argentina (2), Brazil (1), and Venezuela (1), compared with 3 such cases on December 31, 2011, and 7 such cases on December 31, 2010.
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

In the public civil action in Venezuela, Federation of Consumers and Users Associations (“FEVACU”), et al. v. National Assembly of Venezuela and the Venezuelan Ministry of Health, Constitutional Chamber of the Venezuelan Supreme Court, filed April 29, 2008, we were not named as a defendant, but the plaintiffs published a notice pursuant to court order, notifying all interested parties to appear in the case. In January 2009, our subsidiary appeared in the case in response to this notice. The plaintiffs purport to represent the right to health of the citizens of Venezuela and claim that the government failed to protect adequately its citizens' right to health. The claim asks the court to order the government to enact stricter regulations on the manufacture and sale of tobacco products. In addition, the plaintiffs ask the court to order companies involved in the tobacco industry to allocate a percentage of their “sales or benefits” to establish a fund to pay for the health care costs of treating smoking-related diseases. In October 2008, the court ruled that plaintiffs have standing to file the claim and that the claim meets the threshold admissibility requirements. In December 2012, the court admitted our subsidiary and BAT's subsidiary as interested third parties.

Other Litigation

We are also involved in other litigation arising in the ordinary course of our business. While the outcomes of these proceedings are uncertain, management does not expect that the ultimate outcomes of other litigation, including any reasonably possible losses in excess of current accruals, will have a material adverse effect on our consolidated results of operations, cash flows or financial position.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our share repurchase activity for each of the three months in the quarter ended December 31, 2012 was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2012 – October 31, 2012 (1)	5,399,168	$89.36	15,224,690	$16,624,552,350
November 1, 2012 – November 30, 2012 (1)	11,681,345	$86.99	26,906,035	$15,608,407,524
December 1, 2012 – December 31, 2012 (1)	5,299,496	$87.06	32,205,531	$15,147,045,939
Pursuant to Publicly Announced Plans or Programs	22,380,009	$87.58
October 1, 2012 – October 31, 2012 (3)	250	$90.12
November 1, 2012 – November 30, 2012 (3)	3,672	$89.70
December 1, 2012 – December 31, 2012 (3)	6,068	$88.58
For the Quarter Ended December 31, 2012	22,389,999	$87.58

(1)
On February 11, 2010, our Board of Directors authorized a share repurchase program of $12 billion over three years. This program commenced in May 2010, after the completion of our previous two-year $13 billion program. On July 31, 2012, we completed the $12 billion share repurchase program ahead of schedule by purchasing, in total, 179.1 million shares for $12.0 billion.

On June 13, 2012, our Board of Directors authorized a new share repurchase program of $18 billion over three years. The new program commenced on August 1, 2012 after the completion of the three-year $12 billion program in July 2012. These share repurchases have been made pursuant to the $18 billion program.

(2)	Aggregate number of shares repurchased under the above-mentioned share repurchase program as of the end of the period presented.

(3)
Shares repurchased represent shares tendered to us by employees who vested in restricted and deferred stock awards, or exercised stock options, and used shares to pay all, or a portion of, the related taxes and/or option exercise price.

The principal stock exchange on which our common stock (no par value) is listed is the New York Stock Exchange. At January 31, 2013, there were approximately 77,500 holders of record of our common stock.

Our common stock is also listed on the NYSE Euronext in Paris and the SIX Swiss Exchange.

The other information called for by this Item is hereby incorporated by reference to the paragraph captioned “Quarterly Financial Data (Unaudited)” on page 87 of the 2012 Annual Report and made a part hereof.

Item 6.	Selected Financial Data.

The information called for by this Item is hereby incorporated by reference to the information with respect to 2008-2012 appearing under the caption “Selected Financial Data-Five-Year Review” on page 51 of the 2012 Annual Report and made a part hereof.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information called for by this Item is hereby incorporated by reference to the paragraphs captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) on pages 21 to 50 of the 2012 Annual Report and made a part hereof.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this Item is hereby incorporated by reference to the paragraphs in the MD&A captioned “Market Risk” on pages 46 to 47 of the 2012 Annual Report and made a part hereof.

Item 8.	Financial Statements and Supplementary Data.

The information called for by this Item is hereby incorporated by reference to the 2012 Annual Report as set forth under the caption “Quarterly Financial Data (Unaudited)” on page 87 of the 2012 Annual Report and in the Index to Consolidated Financial Statements and Schedules (see Item 15) and made a part hereof.

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

See Exhibit 13 for the Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm on pages 88 to 89 of the 2012 Annual Report incorporated herein by reference and made a part hereof.

Item 9B.	Other Information.

None.

PART III

Except for the information relating to the executive officers set forth in Item 10 and the information relating to equity compensation plans set forth in Item 12, the information called for by Items 10-14 is hereby incorporated by reference to PMI’s definitive proxy statement for use in connection with its annual meeting of stockholders to be held on May 8, 2013 that will be filed with the SEC on or about March 28, 2013 (the “proxy statement”), and, except as indicated therein, made a part hereof.

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers as of February 22, 2013:

Name	Office	Age
Louis C. Camilleri	Chairman and Chief Executive Officer	58
Drago Azinovic	President, European Union Region	50
Bertrand Bonvin	Senior Vice President, Research & Development	44
Patrick Brunel	Senior Vice President and Chief Information Officer	47
André Calantzopoulos	Chief Operating Officer	55
Kevin Click	Senior Vice President, Human Resources	51
Frederic de Wilde	Senior Vice President, Marketing & Sales	45
Marc S. Firestone	Senior Vice President and General Counsel	53
Even Hurwitz	Senior Vice President, Corporate Affairs	51
Martin King	Senior Vice President, Operations	48
Marco Kuepfer	Vice President, Finance and Treasurer	55
James R. Mortensen	President, Latin America & Canada Region	55
Jacek Olczak	Chief Financial Officer	48
Matteo Pellegrini	President, Asia Region	50
Joachim Psotta	Vice President and Controller	55
Jerry E. Whitson	Deputy General Counsel and Corporate Secretary	57
Miroslaw Zielinski	President, Eastern Europe, Middle East & Africa Region & PMI Duty Free	51

All of the above-mentioned officers, except for Messrs. Camilleri, Azinovic, Firestone and Whitson, have been employed by us in various capacities during the past five years.

Prior to the Distribution Date, Mr. Camilleri served as the Chairman and Chief Executive Officer of Altria, positions he held from August 2002 and April 2002, respectively. Mr. Camilleri also served as a director of Kraft from March 2001 to December 2007 and as Kraft’s Chairman from September 2002 to March 30, 2007.

Before joining Philip Morris International Inc. in March 2009, Mr. Azinovic held a variety of positions at Altadis, and subsequently, after the acquisition of Altadis in 2008, at Imperial Tobacco Group, lastly as Marketing Director.

Before joining Philip Morris International Inc. in April 2012, Mr. Firestone was Executive Vice President, Corporate and Legal Affairs and General Counsel of Kraft Foods Inc., where he served since 2003. From 1988 to 2003, Mr. Firestone held numerous positions in the law departments of Philip Morris Companies Inc. and Philip Morris International Inc., lastly as Senior Vice President & General Counsel of PMI.

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

The number of shares to be issued upon exercise or vesting and the number of shares remaining available for future issuance under PMI’s equity compensation plans at December 31, 2012, were as follows:

	Number of Shares to be Issued upon Exercise of Outstanding Options and Vesting of Deferred Stock (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	8,987,356	$26.13	30,793,721

Refer to “Ownership of Equity Securities” section of the proxy statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Refer to “Related Person Transactions and Code of Conduct” and “Independence of Nominees” sections of the proxy statement.

Item 14.	Principal Accounting Fees and Services.

Refer to “Audit Committee Matters” section of the proxy statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Index to Consolidated Financial Statements and Schedules

2012 Annual Report Page
Data incorporated by reference to Philip Morris International Inc.’s 2012 Annual Report:
Consolidated Balance Sheets at December 31, 2012 and 2011	52-53
Consolidated Statements of Earnings for the years ended December 31, 2012, 2011 and 2010	54
Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2012, 2011 and 2010	54
Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended December 31, 2012, 2011 and 2010	55
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010	56-57
Notes to Consolidated Financial Statements	58-87
Report of Independent Registered Public Accounting Firm	88
Report of Management on Internal Control Over Financial Reporting	89

Schedules have been omitted either because such schedules are not required or are not applicable.

(b) The following exhibits are filed as part of this Report:

2.1	—
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

10.6	__
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

10.8	—	Philip Morris International Inc. Automobile Policy (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form 10 filed February 7, 2008).*

10.9	—
Philip Morris International Benefit Equalization Plan, as amended and in effect on August 6, 2012 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).*

10.10	—	Philip Morris International Inc. 2008 Performance Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form 10 filed February 7, 2008).*

10.11	—
Form of Philip Morris International Inc. 2008 Performance Incentive Plan Deferred Stock Agreement (2008 Grants) (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form 10 filed February 7, 2008).*

10.12	—
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

10.14	—	Philip Morris International Inc. 2012 Performance Incentive Plan, effective May 7, 2012 (incorporated by reference to Exhibit A to the Definitive Proxy Statement filed on March 30, 2012).*

10.15	—	Pension Fund of Philip Morris in Switzerland (IC) (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2010).*

10.16	—	Summary of Supplemental Pension Plan of Philip Morris in Switzerland.*

10.17	—
Form of Restated Employee Grantor Trust Enrollment Agreement (Executive Trust Arrangement) (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form 10 filed February 7, 2008).*

10.18	—	Form of Restated Employee Grantor Trust Enrollment Agreement (Secular Trust Arrangement) (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form 10 filed February 7, 2008).*

10.19	—
Philip Morris International Inc. 2008 Stock Compensation Plan for Non-Employee Directors (amended and restated as of May 11, 2011) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 12, 2011).*

10.20	—	Philip Morris International Inc. 2008 Deferred Fee Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form 10 filed February 7, 2008).*

10.21	—
Amendment to Employment Agreement with André Calantzopoulos. The employment agreement was previously filed as Exhibit 10.22 to the Registration Statement on Form 10 filed February 7, 2008 and is incorporated by reference to this Exhibit 10.21.*

10.22	—
Amendment to Employment Agreement with Hermann Waldemer.  The employment agreement was previously filed as Exhibit 10.24 to the Registration Statement on Form 10 filed February 7, 2008 and is incorporated by reference to this Exhibit 10.22.*

10.23	—	Employment Agreement with David Bernick (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).*

10.24	—
Amendment to Employment Agreement with Matteo Pellegrini. The employment agreement was previously filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and is incorporated by reference to this Exhibit 10.24.*

10.25	—	Agreement with Louis C. Camilleri (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form 10 filed February 7, 2008).*

10.26	—
Amendment No. 1 to the Time Sharing Agreement between PM Global Services Inc. and Louis C. Camilleri, dated August 22, 2012 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).*

10.27	—	Amendment No. 2 to the Time Sharing Agreement between PM Global Services Inc. and Louis C. Camilleri, dated October 23, 2012.*

10.28	—	Employment Agreement with Jacek Olczak (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).*

10.29	—	Amended and Restated Supplemental Management Employees’ Retirement Plan (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2008).*

10.30	—
Support Agreement, dated as of July 31, 2008, between Rothmans Inc., Philip Morris International Inc. and Latin America and Canada Holdings Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 31, 2008).

10.31	—
Amendment No. 1, dated as of August 31, 2012, to the Amended and Restated Credit Agreement, dated as of May 11, 2011, among Philip Morris International Inc., the lenders named therein and J.P. Morgan Europe Limited, as facility agent (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.32	—
Amendment No. 1, dated as of August 31, 2012, to the Credit Agreement, dated as of October 25, 2011, among Philip Morris International Inc., the lenders named therein and Citibank International plc, as facility agent (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.33	—	Supplemental Equalization Plan, amended and restated as of August 6, 2012 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q to the quarter ended September 30, 2012).*

10.34	—
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

10.36	—
Philip Morris International Inc. Form of Indemnification Agreement with Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 18, 2009).*

10.37	—	Form of Restricted Stock Agreement (2010 Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 17, 2010).*

10.38	—	Form of Deferred Stock Agreement (2010 Grants) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 17, 2010).*

10.39	—	Form of Deferred Stock Agreement (April 16, 2012) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).*

10.40	—
Philip Morris International Performance Incentive Plan, as amended and restated effective February 11, 2010 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 17, 2010).*

10.41	—	Form of Restricted Stock Agreement (2011 Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 11, 2011).*

10.42	—	Form of Deferred Stock Agreement (2011 Grants) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 11, 2011).*

10.43	—
Time Sharing Agreement between PMI Global Services Inc. and Louis C. Camilleri dated August 18, 2010 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 19, 2010).*

10.44	—	Form of Deferred Stock Agreement (2012 Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 13, 2012).*

10.45	—	Form of Deferred Stock Agreement (2013 Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 12, 2013).*

10.46	—
Separation Agreement and Release between Philip Morris International Management SA and David Bernick (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 13, 2012).*

10.47	—
Separation Agreement and Release between Philip Morris International Management SA and Hermann Waldemer dated May 7, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 10, 2012).*

12	—	Statement regarding computation of ratios of earnings to fixed charges.

13	—
Pages 21 to 89 of the 2012 Annual Report, but only to the extent set forth in Items 1, 5-8, 9A, and 15 hereof. With the exception of the aforementioned information incorporated by reference in this Annual Report on Form 10-K, the 2012 Annual Report is not to be deemed “filed” as part of this Report.

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

Date: February 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ LOUIS C. CAMILLERI	Director, Chairman and Chief Executive Officer	February 22, 2013
(Louis C. Camilleri)
/s/ JACEK OLCZAK	Chief Financial Officer	February 22, 2013
(Jacek Olczak)
/s/ JOACHIM PSOTTA	Vice President and Controller	February 22, 2013
(Joachim Psotta)
*HAROLD BROWN, MATHIS CABIALLAVETTA, J. DUDLEY FISHBURN, JENNIFER LI, GRAHAM MACKAY, SERGIO MARCHIONNE, KALPANA MORPARIA, LUCIO A. NOTO, ROBERT B. POLET, CARLOS SLIM HELÚ, STEPHEN M. WOLF	Directors

*By:	/s/ LOUIS C. CAMILLERI	February 22, 2013
(Louis C. Camilleri Attorney-in-fact)