Form 10-Q
period 2013-03-31
Philip Morris International Inc.
filed 2013-05-03
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At April 30, 2013, there were 1,635,507,185 shares outstanding of the registrant’s common stock, no par value per share.

PHILIP MORRIS INTERNATIONAL INC.

In this report, “PMI,” “we,” “us” and “our” refers to Philip Morris International Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$3,981	$2,983
Receivables (less allowances of $57 in 2013 and $56 in 2012)	3,591	3,589
Inventories:
Leaf tobacco	3,441	3,548
Other raw materials	1,624	1,610
Finished product	2,911	3,791
	7,976	8,949
Deferred income taxes	381	450
Other current assets	732	619
Total current assets	16,661	16,590
Property, plant and equipment, at cost	13,568	13,879
Less: accumulated depreciation	7,095	7,234
	6,473	6,645
Goodwill (Note 5)	9,765	9,900
Other intangible assets, net (Note 5)	3,597	3,619
Other assets	922	916
TOTAL ASSETS	$37,418	$37,670

See notes to condensed consolidated financial statements.
Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share data)
(Unaudited)

	March 31, 2013	December 31, 2012
LIABILITIES
Short-term borrowings (Note 12)	$1,539	$2,419
Current portion of long-term debt (Note 12)	3,263	2,781
Accounts payable	967	1,103
Accrued liabilities:
Marketing and selling	472	527
Taxes, except income taxes	4,306	5,350
Employment costs	797	896
Dividends payable	1,405	1,418
Other	857	952
Income taxes	783	1,456
Deferred income taxes	120	114
Total current liabilities	14,509	17,016
Long-term debt (Note 12)	20,796	17,639
Deferred income taxes	1,873	1,875
Employment costs	2,483	2,574
Other liabilities	489	419
Total liabilities	40,150	39,523
Contingencies (Note 10)
Redeemable noncontrolling interest (Note 7)	1,323	1,301
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2013 and 2012)	—	—
Additional paid-in capital	1,266	1,334
Earnings reinvested in the business	25,800	25,076
Accumulated other comprehensive losses	(3,720)	(3,604)
	23,346	22,806
Less: cost of repurchased stock (470,084,480 and 455,703,347 shares in 2013 and 2012, respectively)	27,660	26,282
Total PMI stockholders’ deficit	(4,314)	(3,476)
Noncontrolling interests	259	322
Total stockholders’ deficit	(4,055)	(3,154)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$37,418	$37,670

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Net revenues	$18,527	$18,022
Cost of sales	2,489	2,442
Excise taxes on products	10,943	10,574
Gross profit	5,095	5,006
Marketing, administration and research costs	1,681	1,571
Asset impairment and exit costs (Note 2)	3	8
Amortization of intangibles	24	24
Operating income	3,387	3,403
Interest expense, net	236	213
Earnings before income taxes	3,151	3,190
Provision for income taxes	933	958
Net earnings	2,218	2,232
Net earnings attributable to noncontrolling interests	93	71
Net earnings attributable to PMI	$2,125	$2,161
Per share data (Note 8):
Basic earnings per share	$1.28	$1.25
Diluted earnings per share	$1.28	$1.25
Dividends declared	$0.85	$0.77

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Net earnings	$2,218	$2,232
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments, net of income taxes of ($28) in 2013 and $22 in 2012	(234)	461
Change in net loss and prior service cost:
Amortization of net losses, prior service costs and net transition costs, net of income taxes of ($14) in 2013 and ($12) in 2012	59	38
Change in fair value of derivatives accounted for as hedges:
Gains transferred to earnings, net of income taxes of $4 in 2013 and $1 in 2012	(31)	(10)
Gains recognized, net of income taxes of ($13) in 2013 and ($5) in 2012	96	46
Total other comprehensive (losses) earnings	(110)	535
Total comprehensive earnings	2,108	2,767
Less comprehensive earnings attributable to:
Noncontrolling interests	53	61
Redeemable noncontrolling interest	46	49
Comprehensive earnings attributable to PMI	$2,009	$2,657

See notes to condensed consolidated financial statements

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
for the Three Months Ended March 31, 2013 and 2012
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests		Total
Balances, January 1, 2012	$—	$1,235	$21,757	$(2,863)	$(19,900)	$322		$551
Net earnings			2,161			29	(a)	2,190	(a)
Other comprehensive earnings, net of income taxes				496		32	(a)	528	(a)
Issuance of stock awards and exercise of stock options		(60)			112			52
Dividends declared ($0.77 per share)			(1,326)					(1,326)
Payments to noncontrolling interests						(117)		(117)
Common stock repurchased					(1,500)			(1,500)
Balances, March 31, 2012	$—	$1,175	$22,592	$(2,367)	$(21,288)	$266		$378
Balances, January 1, 2013	$—	$1,334	$25,076	$(3,604)	$(26,282)	$322		$(3,154)
Net earnings			2,125			49	(a)	2,174	(a)
Other comprehensive earnings (losses), net of income taxes				(116)		4	(a)	(112)	(a)
Issuance of stock awards and exercise of stock options		(68)			122			54
Dividends declared ($0.85 per share)			(1,401)					(1,401)
Payments to noncontrolling interests						(116)		(116)
Common stock repurchased					(1,500)			(1,500)
Balances, March 31, 2013	$—	$1,266	$25,800	$(3,720)	$(27,660)	$259		$(4,055)
(a) For the three months ended March 31, 2012, net earnings attributable to noncontrolling interests exclude $42 million of earnings related to the redeemable noncontrolling interest, which is reported outside of the equity section in the condensed consolidated balance sheet. Other comprehensive earnings, net of income taxes, also exclude $7 million of net currency translation adjustment gains related to the redeemable noncontrolling interest at March 31, 2012. For the three months ended March 31, 2013, net earnings attributable to noncontrolling interests exclude $44 million of earnings related to the redeemable noncontrolling interest, which is reported outside of the equity section in the condensed consolidated balance sheet. Other comprehensive earnings, net of income taxes, also exclude $2 million of net currency translation adjustment gains related to the redeemable noncontrolling interest at March 31, 2013.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$2,218	$2,232

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	222	227
Deferred income tax provision	79	51
Asset impairment and exit costs, net of cash paid	(2)	(5)
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	(67)	(151)
Inventories	806	1,036
Accounts payable	1	23
Income taxes	(734)	(53)
Accrued liabilities and other current assets	(1,260)	(1,543)
Pension plan contributions	(25)	(32)
Other	125	113
Net cash provided by operating activities	1,363	1,898

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(240)	(227)
Other	18	3
Net cash used in investing activities	(222)	(224)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Short-term borrowing activity by original maturity:
Net (repayments) issuances - maturities of 90 days or less	$(947)	$2,833
Issuances - maturities longer than 90 days	93	473
Repayments - maturities longer than 90 days	(25)	(742)
Long-term debt proceeds	4,569	1,220
Long-term debt repaid	(739)	(1,667)
Repurchases of common stock	(1,453)	(1,427)
Dividends paid	(1,414)	(1,338)
Other	(137)	(135)
Net cash used in financing activities	(53)	(783)
Effect of exchange rate changes on cash and cash equivalents	(90)	135

Cash and cash equivalents:
Increase	998	1,026
Balance at beginning of period	2,983	2,550
Balance at end of period	$3,981	$3,576

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
These statements should be read in conjunction with the audited consolidated financial statements and related notes, which appear in PMI’s Annual Report to Shareholders and which are incorporated by reference into PMI’s Annual Report on Form 10-K for the year ended December 31, 2012.

Note 2. Asset Impairment and Exit Costs:
Pre-tax asset impairment and exit costs consisted of the following:

(in millions)	For the Three Months Ended March 31,
	2013	2012
Separation programs:
Latin America & Canada	$—	$8
Total separation programs	—	8
Contract termination charges:
Asia	3	—
Total contract termination charges	3	—
Asset impairment and exit costs	$3	$8

Exit Costs
Separation Programs
PMI recorded pre-tax separation program charges of $8 million for the three months ended March 31, 2012. These charges related to severance costs for a factory restructuring.

Contract Termination Charges

During the three months ended March 31, 2013, PMI recorded exit costs of $3 million related to the termination of distribution agreements.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Movement in Exit Cost Liabilities
The movement in exit cost liabilities for the three months ended March 31, 2013 was as follows:

(in millions)
Liability balance, January 1, 2013	$20
Charges	3
Cash spent	(5)
Currency/other	—
Liability balance, March 31, 2013	$18
Cash payments related to exit costs at PMI were $5 million and $13 million for the three months ended March 31, 2013 and 2012, respectively. Future cash payments for exit costs incurred to date are expected to be approximately $18 million, and will be substantially paid by the end of 2013.

Note 3. Stock Plans:
In May 2012, PMI’s stockholders approved the Philip Morris International Inc. 2012 Performance Incentive Plan (the “2012 Plan”). The 2012 Plan replaced the 2008 Performance Incentive Plan (the “2008 Plan”) and, as a result, there will be no additional grants under the 2008 Plan. Under the 2012 Plan, PMI may grant to eligible employees restricted stock, restricted stock units and deferred stock units, performance-based cash incentive awards and performance-based equity awards. Up to 30 million shares of PMI’s common stock may be issued under the 2012 Plan. At March 31, 2013, shares available for grant under the 2012 Plan were 27,216,430.
In 2008, PMI adopted the Philip Morris International Inc. 2008 Stock Compensation Plan for Non-Employee Directors (the “Non-Employee Directors Plan”). A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the Non-Employee Directors Plan. At March 31, 2013, shares available for grant under the plan were 798,801.
During the three months ended March 31, 2013, PMI granted 2.8 million shares of deferred stock awards to eligible employees at a weighted-average grant date fair value of $88.43 per share. During the three months ended March 31, 2012, PMI granted 3.2 million shares of deferred stock awards to eligible employees at a weighted-average grant date fair value of $79.42 per share. PMI recorded compensation expense related to stock awards of $72 million and $77 million during the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, PMI had $386 million of total unrecognized compensation cost related to non-vested restricted and deferred stock awards. The cost is recognized over the original restriction period of the awards, which is typically three or more years after the date of the award, subject to earlier vesting on death or disability or normal retirement, or separation from employment by mutual agreement after reaching age 58.

During the three months ended March 31, 2013, 2.9 million shares of PMI restricted stock and deferred stock awards vested. The grant date fair value of all the vested shares was approximately $140 million. The total fair value of restricted stock and deferred stock awards that vested during the three months ended March 31, 2013 was approximately $265 million.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Pension Plans
Components of Net Periodic Benefit Cost
Net periodic pension cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
(in millions)	2013	2012	2013	2012
Service cost	$2	$2	$65	$49
Interest cost	4	4	43	49
Expected return on plan assets	(4)	(4)	(87)	(84)
Amortization:
Net loss	3	3	51	31
Prior service cost	—	—	2	3
Net periodic pension cost	$5	$5	$74	$48

Employer Contributions
PMI makes, and plans to make, contributions, to the extent that they are tax deductible and to meet specific funding requirements of its funded U.S. and non-U.S. plans. Employer contributions of $25 million were made to the pension plans during the three months ended March 31, 2013. Currently, PMI anticipates making additional contributions during the remainder of 2013 of approximately $195 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Note 5. Goodwill and Other Intangible Assets, net:
Goodwill and other intangible assets, net, by segment were as follows:

	Goodwill		Other Intangible Assets, net
(in millions)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
European Union	$1,395	$1,448	$630	$647
Eastern Europe, Middle East & Africa	620	637	237	242
Asia	4,753	4,791	1,522	1,542
Latin America & Canada	2,997	3,024	1,208	1,188
Total	$9,765	$9,900	$3,597	$3,619

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Goodwill is due primarily to PMI’s acquisitions in Canada, Indonesia, Mexico, Greece, Serbia, Colombia and Pakistan, as well as the business combination in the Philippines in February 2010. The movements in goodwill from December 31, 2012, were as follows:

(in millions)	European Union	Eastern Europe, Middle East & Africa	Asia	Latin America & Canada	Total
Balance at December 31, 2012	$1,448	$637	$4,791	$3,024	$9,900
Changes due to:
Currency	(53)	(17)	(38)	(27)	(135)
Balances, March 31, 2013	$1,395	$620	$4,753	$2,997	$9,765
Additional details of other intangible assets were as follows:

	March 31, 2013		December 31, 2012
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$2,072		$2,046
Amortizable intangible assets	2,014	$489	2,046	$473
Total other intangible assets	$4,086	$489	$4,092	$473

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia and Mexico. Amortizable intangible assets primarily consist of certain trademarks, distribution networks and non-compete agreements associated with business combinations. The range of useful lives as well as the weighted-average remaining useful life of amortizable intangible assets at March 31, 2013 is as follows:

Description	Initial Estimated Useful Lives	Weighted-Average Remaining Useful Life
Trademarks	2 - 40 years	25 years
Distribution networks	20 - 30 years	15 years
Non-compete agreements	3 - 10 years	2 years
Other (including farmer contracts and intellectual property rights)	12.5 - 17 years	13 years

Pre-tax amortization expense for intangible assets was $24 million for each of the three months ended March 31, 2013 and 2012. Amortization expense for each of the next five years is estimated to be $97 million or less, assuming no additional transactions occur that require the amortization of intangible assets.
The decrease in the gross carrying amount of other intangible assets from December 31, 2012, was due to currency movements.
During the first quarter of 2013, PMI completed its annual review of goodwill and non-amortizable intangible assets for potential impairment, and no impairment charges were required as a result of this review.

Note 6. Financial Instruments:
Overview
PMI operates in markets outside of the United States of America, with manufacturing and sales facilities in various locations around the world. PMI utilizes certain financial instruments to manage foreign currency and interest rate exposure. Derivative financial instruments are used by PMI principally to reduce exposures to market risks resulting from fluctuations in foreign currency

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

exchange rates by creating offsetting exposures. PMI is not a party to leveraged derivatives and, by policy, does not use derivative financial instruments for speculative purposes. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. PMI formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of the forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that the forecasted transaction would not occur, the gain or loss would be recognized in earnings. PMI reports its net transaction gains or losses in marketing, administration and research costs on the condensed consolidated statements of earnings.
PMI uses deliverable and non-deliverable forward foreign exchange contracts, foreign currency swaps and foreign currency options, collectively referred to as foreign exchange contracts, to mitigate its exposure to changes in exchange and interest rates from third-party and intercompany actual and forecasted transactions. The primary currencies to which PMI is exposed include the Euro, Indonesian rupiah, Japanese yen, Mexican peso, Russian ruble, Swiss franc and Turkish lira. At March 31, 2013, PMI had contracts with aggregate notional amounts of $13.7 billion. Of the $13.7 billion aggregate notional amount at March 31, 2013, $2.8 billion related to cash flow hedges and $10.9 billion related to other derivatives that primarily offset currency exposures on intercompany financing.
The fair value of PMI’s foreign exchange contracts included in the condensed consolidated balance sheet as of March 31, 2013 and December 31, 2012, were as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in millions)	Balance Sheet Classification	At March 31, 2013	At December 31, 2012	Balance Sheet Classification	At March 31, 2013	At December 31, 2012
Foreign exchange contracts designated as hedging instruments	Other current assets	$221	$146	Other accrued liabilities	$1	$8
	Other assets	7	—	Other liabilities	2	—
Foreign exchange contracts not designated as hedging instruments	Other current assets	39	14	Other accrued liabilities	50	47
	Other assets	5	—
Total derivatives		$272	$160		$53	$55

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Hedging activities, which represent movement in derivatives as well as the respective underlying transactions, had the following effect on PMI’s condensed consolidated statements of earnings and other comprehensive earnings for the three months ended March 31, 2013 and 2012:

(in millions)	For the Three Months Ended March 31, 2013
Gain (Loss)	Cash Flow Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$41		$—		$41
Cost of sales	3		—		3
Marketing, administration and research costs	—		—		—
Operating income	44		—		44
Interest expense, net	(9)		—		(9)
Earnings before income taxes	35		—		35
Provision for income taxes	(4)		—		(4)
Net earnings attributable to PMI	$31		$—		$31
Other Comprehensive Earnings/(Losses):
Gains transferred to earnings	$(35)			$4	$(31)
Recognized gains	109			(13)	96
Net impact on equity	$74			$(9)	$65
Currency translation adjustments		$3		$—	$3

(in millions)	For the Three Months Ended March 31, 2012
Gain (Loss)	Cash Flow Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$11		$—		$11
Cost of sales	15		—		15
Marketing, administration and research costs	—		—		—
Operating income	26		—		26
Interest expense, net	(15)		1		(14)
Earnings before income taxes	11		1		12
Provision for income taxes	(1)		—		(1)
Net earnings attributable to PMI	$10		$1		$11
Other Comprehensive Earnings/(Losses):
Gains transferred to earnings	$(11)			$1	$(10)
Recognized gains	51			(5)	46
Net impact on equity	$40			$(4)	$36
Currency translation adjustments		$—			$—

Each type of hedging activity is described in greater detail below.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Cash Flow Hedges
PMI has entered into foreign exchange contracts to hedge foreign currency exchange risk related to certain forecasted transactions. The effective portion of gains and losses associated with qualifying cash flow hedge contracts is deferred as a component of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. During the three months ended March 31, 2013 and 2012, ineffectiveness related to cash flow hedges was not material. As of March 31, 2013, PMI has hedged forecasted transactions for periods not exceeding the next fifteen months. The impact of these hedges is included in operating cash flows on PMI’s condensed consolidated statements of cash flows.

For the three months ended March 31, 2013 and 2012, foreign exchange contracts that were designated as cash flow hedging instruments impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives
		2013	2012	2013	2012
Foreign exchange contracts				$109	$51
	Net revenues	$41	$11
	Cost of sales	3	15
	Marketing, administration and research costs	—	—
	Interest expense, net	(9)	(15)
Total		$35	$11	$109	$51

Hedges of Net Investments in Foreign Operations
PMI designates certain foreign currency denominated debt and foreign exchange contracts as net investment hedges of its foreign operations. For the three months ended March 31, 2013 and 2012, these hedges of net investments resulted in gains (losses), net of income taxes, of $91 million and $(42) million, respectively. These gains (losses) were reported as a component of accumulated other comprehensive losses within currency translation adjustments. For the three months ended March 31, 2013 and 2012, ineffectiveness related to net investment hedges was not material. Other investing cash flows on PMI’s condensed consolidated statements of cash flows include the premiums paid for and settlements of net investment hedges.

For the three months ended March 31, 2013 and 2012, foreign exchange contracts that were designated as net investment hedging instruments impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Three Months Ended March 31,
Derivatives in Net Investment Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives
		2013	2012	2013	2012
Foreign exchange contracts				$3	$—
	Interest expense, net	$—	$—

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other Derivatives
PMI has entered into foreign exchange contracts to hedge the foreign currency exchange and interest rate risks related to intercompany loans between certain subsidiaries, and third-party loans. While effective as economic hedges, no hedge accounting is applied for these contracts; therefore, the unrealized gains (losses) relating to these contracts are reported in PMI’s condensed consolidated statements of earnings. For the three months ended March 31, 2013 and 2012, the gains (losses) from contracts for which PMI did not apply hedge accounting were $(90) million and $62 million, respectively. The gains (losses) from these contracts substantially offset the losses and gains generated by the underlying intercompany and third-party loans being hedged.

As a result, for the three months ended March 31, 2013 and 2012, these items impacted the condensed consolidated statements of earnings as follows:

(pre-tax, in millions)	For the Three Months Ended March 31,
Derivatives not Designated as Hedging Instruments	Statement of Earnings Classification of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Earnings
		2013	2012
Foreign exchange contracts
	Interest expense, net	$—	$1
Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses
Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

(in millions)	For the Three Months Ended March 31,
	2013	2012
Gain as of January 1,	$92	$15
Derivative (gains)/losses transferred to earnings	(31)	(10)
Change in fair value	96	46
Gain as of March 31,	$157	$51
At March 31, 2013, PMI expects $154 million of derivative gains that are included in accumulated other comprehensive losses to be reclassified to the condensed consolidated statement of earnings within the next twelve months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.
Contingent Features
PMI’s derivative instruments do not contain contingent features.
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
Fair Value
See Note 13. Fair Value Measurements and Note 15. Balance Sheet Offsetting for additional discussion of derivative financial instruments.

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
The fair value of the assets and liabilities contributed by FTC in this non-cash transaction was determined to be $1.17 billion. FTC holds the right to sell its interest in PMFTC to PMI, except in certain circumstances, during the period from February 25, 2015, through February 24, 2018, at an agreed-upon value of $1.17 billion, which was recorded on PMI’s condensed consolidated balance sheet as a redeemable noncontrolling interest at the date of the business combination.

With the consolidation of PMFTC, FTC’s share of PMFTC’s comprehensive income or loss is attributable to the redeemable noncontrolling interest, impacting the carrying value. To the extent that the attribution of these amounts would cause the carrying value to fall below the redemption amount of $1.17 billion, the carrying amount would be adjusted back up to the redemption value through stockholders’ (deficit) equity. The movement in redeemable noncontrolling interest for the three months ended March 31, 2013 was as follows:

(in millions)
Redeemable noncontrolling interest at December 31, 2012	$1,301
Share of net earnings	44
Dividend payments	(24)
Currency translation	2
Redeemable noncontrolling interest at March 31, 2013	$1,323
The redeemable noncontrolling interest balance at March 31, 2012 was $1,237 million. The increase in redeemable noncontrolling interest from December 31, 2011 through March 31, 2012 of $25 million was due to $42 million of net earnings and currency translation gains of $7 million, partially offset by dividend payments of $24 million.
In future periods, if the fair value of 50% of PMFTC were to drop below the redemption value of $1.17 billion, the difference would be treated as a special dividend to FTC and would reduce PMI’s earnings per share. Reductions in earnings per share may be partially or fully reversed in subsequent periods if the fair value of the redeemable noncontrolling interest increases relative to the redemption value. Such increases in earnings per share would be limited to cumulative prior reductions. At March 31, 2013, PMI determined that 50% of the fair value of PMFTC exceeded the redemption value of $1.17 billion.

Note 8. Earnings Per Share:
Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Three Months Ended March 31,
	2013	2012
Net earnings attributable to PMI	$2,125	$2,161
Less distributed and undistributed earnings attributable to share-based payment awards	11	12
Net earnings for basic and diluted EPS	$2,114	$2,149
Weighted-average shares for basic and diluted EPS	1,646	1,719
Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and therefore are included in PMI’s earnings per share calculation pursuant to the two-class method.
For the 2013 and 2012 computations, there were no antidilutive stock options.

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

Segment data were as follows:

(in millions)	For the Three Months Ended March 31,
	2013	2012
Net revenues:
European Union	$6,523	$6,470
Eastern Europe, Middle East & Africa	4,423	4,069
Asia	5,251	5,177
Latin America & Canada	2,330	2,306
Net revenues	$18,527	$18,022
Earnings before income taxes:
Operating companies income:
European Union	$938	$1,030
Eastern Europe, Middle East & Africa	935	810
Asia	1,342	1,407
Latin America & Canada	254	237
Amortization of intangibles	(24)	(24)
General corporate expenses	(58)	(57)
Operating income	3,387	3,403
Interest expense, net	(236)	(213)
Earnings before income taxes	$3,151	$3,190
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
To date, we have paid total judgments, including costs, of approximately €1,400 (approximately $1,830), in tobacco-related cases. These payments were made in order to appeal three Italian small claims cases, all of which were subsequently reversed on appeal. To date, no tobacco-related case has been finally resolved in favor of a plaintiff against us, our subsidiaries or indemnitees.
The table below lists the number of tobacco-related cases pending against us and/or our subsidiaries or indemnitees as of May 1, 2013, 2012 and 2011:

Type of Case	Number of Cases Pending as of May 1, 2013	Number of Cases Pending as of May 1, 2012	Number of Cases Pending as of May 1, 2011
Individual Smoking and Health Cases	71	76	93
Smoking and Health Class Actions	11	10	11
Health Care Cost Recovery Actions	15	10	11
Lights Class Actions	2	2	2
Individual Lights Cases (small claims court)	1	9	10
Public Civil Actions	4	3	5
Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 401 Smoking and Health, Lights, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Ten cases have had decisions in favor of plaintiffs. Eight of these cases have subsequently reached final resolution in our favor and two remain on appeal.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The table below lists the verdicts and post-trial developments in the following cases where verdicts were returned in favor of plaintiffs:

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
May 2011	Brazil/Laszlo	Individual Smoking and Health
The Civil Court of São Vicente found for plaintiff and ordered Philip Morris Brasil to pay damages of R$31,333 (approximately $15,750), plus future costs for cessation and medical treatment of smoking-related diseases.

In June 2011, Philip Morris Brasil filed an appeal. In December 2011, the Appellate Court reversed the trial court decision. In February 2012, plaintiff appealed the decision. The court rejected the appeal in November 2012, and the case was terminated in March 2013 when plaintiff failed to appeal further. We will no longer report on this case.

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
September 2009	Brazil/Bernhardt	Individual Smoking and Health	The Civil Court of Rio de Janeiro found for plaintiff and ordered Philip Morris Brasil to pay R$13,000 (approximately $6,530) in “moral damages.”
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
In March 2011, the Court of Appeals affirmed the trial court's decision and denied Philip Morris Brasil's appeal. The Court of Appeals increased the amount of damages awarded to the plaintiff to R$100,000 (approximately $50,250). Philip Morris Brasil filed an appeal in June 2011. This appeal is still pending.

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
As of May 1, 2013, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•
71 cases brought by individual plaintiffs in Argentina (28), Brazil (28), Canada (2), Chile (4), Costa Rica (2), Greece (1), Italy (4), the Philippines (1) and Scotland (1), compared with 76 such cases on May 1, 2012, and 93 cases on May 1, 2011; and

•	11 cases brought on behalf of classes of individual plaintiffs in Brazil (2) and Canada (9), compared with 10 such cases on May 1, 2012, and 11 such cases on May 1, 2011.

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
As of May 1, 2013, there were 15 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Canada (9), Nigeria (5) and Spain (1), compared with 10 such cases on May 1, 2012 and 11 such cases on May 1, 2011.
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
In the second health care cost recovery case in Nigeria, The Attorney General of Kano State v. British American Tobacco (Nigeria) Limited, et al., High Court of Kano State, Kano, Nigeria, filed May 9, 2007, we and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. We are in the process of making challenges to service and the court's jurisdiction. Currently, the case is stayed in the trial court pending the appeals of certain co-defendants relating to service objections.
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
In the fourth health care cost recovery case in Nigeria, The Attorney General of Oyo State, et al., v. British American Tobacco (Nigeria) Limited, et al., High Court of Oyo State, Ibadan, Nigeria, filed May 25, 2007, we and other members of the industry are defendants. Plaintiffs seek reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. We challenged service as improper. In June 2010, the court ruled that plaintiffs did not have leave to serve the writ of summons on the defendants and that they must re-serve the writ. We have not yet been re-served.
In the fifth health care cost recovery case in Nigeria, The Attorney General of Ogun State v. British American Tobacco (Nigeria) Limited, et al., High Court of Ogun State, Abeokuta, Nigeria, filed February 26, 2008, we and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. In May 2010, the trial court rejected our service objections. We have appealed.

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

As of May 1, 2013, there were three lights cases pending against our subsidiaries or indemnitees, as follows:

•	2 cases brought on behalf of individual plaintiffs in Israel, compared with 2 such cases on May 1, 2012 and May 1, 2011; and

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

•
1 case brought by an individual in the equivalent of small claims courts in Italy, where the maximum damages are approximately one thousand Euros per case, compared with 9 such cases on May 1, 2012, and 10 such cases on May 1, 2011.

In the first class action pending in Israel, El-Roy, et al. v. Philip Morris Incorporated, et al., District Court of Tel-Aviv/Jaffa, Israel, filed January 18, 2004, our subsidiary and our indemnitees (PM USA and our former importer) are defendants. The plaintiffs filed a purported class action claiming that the class members were misled by the descriptor “lights” into believing that lights cigarettes are safer than full flavor cigarettes. The claim seeks recovery of the purchase price of lights cigarettes and compensation for distress for each class member. Hearings took place in November and December 2008 regarding whether the case meets the legal requirements necessary to allow it to proceed as a class action. The parties' briefing on class certification was completed in March 2011. In November 2012, the court denied class certification and dismissed the individual claims. Plaintiffs have appealed, and an oral hearing has been scheduled for March 2014.
The claims in the second class action pending in Israel, Navon, et al. v. Philip Morris Products USA, et al., District Court of Tel-Aviv/Jaffa, Israel, filed December 5, 2004, against our indemnitee (our distributor) and other members of the industry are similar to those in El-Roy, and the case was stayed pending a ruling on class certification in El-Roy. In March 2013, the district court dismissed the case because plaintiffs failed to demonstrate their intent to continue pursuing the case. Plaintiffs may appeal.

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
As of May 1, 2013, there were 4 public civil actions pending against our subsidiaries in Argentina (2), Brazil (1), and Venezuela (1), compared with 3 such cases on May 1, 2012, and 5 such cases on May 1, 2011.
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

In the public civil action in Venezuela, Federation of Consumers and Users Associations (“FEVACU”), et al. v. National Assembly of Venezuela and the Venezuelan Ministry of Health, Constitutional Chamber of the Venezuelan Supreme Court, filed April 29, 2008, we were not named as a defendant, but the plaintiffs published a notice pursuant to court order, notifying all interested parties to appear in the case. In January 2009, our subsidiary appeared in the case in response to this notice. The plaintiffs purport to represent the right to health of the citizens of Venezuela and claim that the government failed to protect adequately its citizens' right to health. The claim asks the court to order the government to enact stricter regulations on the manufacture and sale of tobacco products. In addition, the plaintiffs ask the court to order companies involved in the tobacco industry to allocate a percentage of their “sales or benefits” to establish a fund to pay for the health care costs of treating smoking-related diseases. In October 2008, the court ruled that plaintiffs have standing to file the claim and that the claim meets the threshold admissibility requirements. In

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

December 2012, the court admitted our subsidiary and BAT's subsidiary as interested third parties. In February 2013, our subsidiary answered the complaint.

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
The American Taxpayer Relief Act of 2012 (the “Act”) was enacted on January 2, 2013. Included in the Act were extensions through 2013 of several expired or expiring temporary business tax provisions, commonly referred to as “extenders.” The tax impact of new legislation is recognized in the reporting period in which it is enacted. Therefore, PMI recognized the impact of the Act, which was $17 million of expense, in the condensed consolidated financial statements in the first quarter of 2013.
PMI’s effective tax rates for the three months ended March 31, 2013 and 2012 were 29.6% and 30.0%, respectively. The effective tax rate for the three months ended March 31, 2013, was unfavorably impacted by the additional expense associated with the Act ($17 million).
The effective tax rates are based on PMI’s full-year geographic earnings mix projections and cash repatriation plans. Changes in earnings mix or in cash repatriation plans could have an impact on the effective tax rates, which PMI monitors each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.
PMI is regularly examined by tax authorities around the world and is currently under examination in a number of jurisdictions. The U.S. federal statute of limitations remains open for the years 2007 and onward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years. Years still open to examination by foreign tax authorities in major jurisdictions include Germany (2007 onward), Indonesia (2007 onward), Russia (2010 onward) and Switzerland (2011 onward).
It is reasonably possible that, within the next twelve months, certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible change cannot be made at this time.

Note 12. Indebtedness:
Short-term Borrowings:
At March 31, 2013 and December 31, 2012, PMI’s short-term borrowings, consisting of commercial paper and bank loans to certain PMI subsidiaries, had a carrying value of $1,539 million and $2,419 million, respectively. The fair value of PMI’s short-term borrowings, based on current market interest rates, approximates carrying value.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Long-term Debt:
At March 31, 2013 and December 31, 2012, PMI’s long-term debt consisted of the following:

(in millions)	March 31, 2013	December 31, 2012
U.S. dollar notes, 0.337% to 6.875% (average interest rate 4.280%), due through 2043	$16,513	$14,702
Foreign currency obligations:
Euro notes, 1.750% to 5.875% (average interest rate 3.361%), due through 2025	6,156	3,724
Swiss franc notes, 0.875% to 2.000% (average interest rate 1.239%), due through 2021	1,204	1,579
Other (average interest rate 3.637%), due through 2024	186	415
	24,059	20,420
Less current portion of long-term debt	3,263	2,781
	$20,796	$17,639
Other foreign currency debt above includes mortgage debt in Switzerland at March 31, 2013 and December 31, 2012, and debt from our business combination in the Philippines at December 31, 2012. Other foreign currency debt also includes capital lease obligations primarily associated with PMI's vending machine distribution network in Japan.
PMI's debt offerings in the first quarter of 2013 were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity

U.S. dollar notes	(a)	$400	Floating	March 2013	February 2015
U.S. dollar notes	(b)	$600	2.625%	March 2013	March 2023
U.S. dollar notes	(b)	$850	4.125%	March 2013	March 2043
EURO notes	(c)	€1,250 (approximately $1,621)	1.750%	March 2013	March 2020
EURO notes	(c)	€750 (approximately $972)	2.750%	March 2013	March 2025
Swiss franc notes	(d)	CHF200 (approximately $217)	0.875%	March 2013	March 2019

(a) Interest on these notes is payable quarterly in arrears beginning in May 2013. The notes will bear interest from date of issuance at a rate per annum, reset quarterly, equal to three month LIBOR plus 0.05%.
(b) Interest on these notes is payable semiannually in arrears beginning in September 2013.
(c) Interest on these notes is payable annually in arrears beginning in March 2014.
(d) Interest on these notes is payable annually in arrears beginning in March 2014.
The net proceeds from the sale of the securities listed in the table above were used to meet PMI’s working capital requirements, to repurchase PMI’s common stock, to refinance debt and for general corporate purposes.
Credit Facilities:

On February 12, 2013, PMI entered into a 364-day revolving credit facility in the amount of $2.0 billion.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

At March 31, 2013, PMI's total committed credit facilities were as follows:

(in billions)

Type	Committed Credit Facilities
364-day revolving credit, expiring February 11, 2014	$2.0
Multi-year revolving credit, expiring March 31, 2015	2.5
Multi-year revolving credit, expiring October 25, 2016	3.5
Total facilities	$8.0

At March 31, 2013, there were no borrowings under these committed credit facilities.

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

PMI's policy is to reflect transfers between hierarchy levels at the end of the reporting period.
Derivative Financial Instruments – Foreign Exchange Contracts
PMI assesses the fair value of its derivative financial instruments, which consist of deliverable and non-deliverable foreign exchange forward contracts, foreign currency swaps and foreign currency options, using internally developed models that use, as their basis, readily observable market inputs. The fair value of PMI’s foreign exchange forward contracts is determined by using the prevailing foreign exchange spot rates and interest rate differentials, and the respective maturity dates of the instruments. The fair value of PMI’s currency options is determined by using a Black-Scholes methodology based on foreign exchange spot rates and interest rate differentials, currency volatilities and maturity dates. PMI’s derivative financial instruments have been classified within Level 2 in the table shown below. See Note 6. Financial Instruments for an additional discussion of derivative financial instruments.
Debt
The fair value of PMI’s outstanding debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. The aggregate carrying value of PMI’s debt, excluding short-term borrowings and $26 million of capital lease obligations, was $24,033 million at March 31, 2013. The fair value of PMI’s outstanding debt, excluding the aforementioned short-term borrowings and capital lease obligations, has been classified within Level 1 and Level 2 in the table shown below.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The aggregate fair values of PMI’s derivative financial instruments and debt as of March 31, 2013, were as follows:

(in millions)	Fair Value at March 31, 2013	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$272	$—	$272	$—
Total assets	$272	$—	$272	$—
Liabilities:
Debt	$25,949	$25,769	$180	$—
Foreign exchange contracts	53	—	53	—
Total liabilities	$26,002	$25,769	$233	$—

Note 14. Accumulated Other Comprehensive Losses:
PMI’s accumulated other comprehensive losses, net of taxes, consisted of the following:

(in millions)	At March 31, 2013	At December 31, 2012	At March 31, 2012
Currency translation adjustments	$(571)	$(331)	$129
Pension and other benefits	(3,306)	(3,365)	(2,547)
Derivatives accounted for as hedges	157	92	51
Total accumulated other comprehensive losses	$(3,720)	$(3,604)	$(2,367)

Reclassifications from Other Comprehensive Earnings

The movement in accumulated other comprehensive losses and the related tax impact, for each of the components above, that is due to current period activity and reclassifications to the income statement are shown on the condensed consolidated statements of comprehensive earnings for the three months ended March 31, 2013 and March 31, 2012. For additional information, see Note 4. Benefit Plans and Note 6. Financial Instruments for disclosures related to PMI's pension and other benefits, and derivative financial instruments.

Note 15. Balance Sheet Offsetting:

Foreign Exchange Contracts

PMI uses deliverable and non-deliverable forward foreign exchange contracts, foreign currency swaps and foreign currency options, collectively referred to as foreign exchange contracts, to mitigate its exposure to changes in exchange and interest rates from third-party and intercompany actual and forecasted transactions. Substantially all of PMI's foreign exchange contracts are subject to master netting arrangements, whereby the right to offset occurs in the event of default by a participating party. While these contracts contain the enforceable right to offset through close-out netting rights, PMI elects to present them on a gross basis in the condensed consolidated balance sheets. Collateral associated with these arrangements is in the form of cash and is unrestricted. See Note 6. Financial Instruments for disclosures related to PMI's derivative financial instruments.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The effects of these foreign exchange contract assets and liabilities to PMI's condensed consolidated balance sheet were as follows:

(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Received/Pledged
						Net Amount

At March 31, 2013
Assets
Foreign exchange contracts	$272	$—	$272	$(23)	$(4)	$245
Liabilities
Foreign exchange contracts	$53	$—	$53	$(23)	$—	$30
At December 31, 2012
Assets
Foreign exchange contracts	$160	$—	$160	$(24)	$—	$136
Liabilities
Foreign exchange contracts	$55	$—	$55	$(24)	$—	$31

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
Philip Morris International Inc. is a legal entity separate and distinct from our direct and indirect subsidiaries. Accordingly, our right, and thus the right of our creditors and stockholders, to participate in any distribution of the assets or earnings of any subsidiary is subject to the prior rights of creditors of such subsidiary, except to the extent that claims of our company itself as a creditor may be recognized. As a holding company, our principal sources of funds, including funds to make payment on our debt securities, are from the receipt of dividends and repayment of debt from our subsidiaries. Our principal wholly owned and majority-owned subsidiaries currently are not limited by long-term debt or other agreements in their ability to pay cash dividends or to make other distributions with respect to their common stock.

Executive Summary
The following executive summary provides significant highlights from the "Discussion and Analysis" that follows.

Consolidated Operating Results for the Three Months Ended March 31, 2013 – The changes in our reported diluted earnings per share ("diluted EPS") for the three months ended March 31, 2013, from the comparable 2012 amounts, were as follows:

	Diluted EPS	% Growth
For the three months ended March 31, 2012	$1.25
2012 Asset impairment and exit costs	—
2012 Tax items	—
Subtotal of 2012 items	—
2013 Asset impairment and exit costs	—
2013 Tax items	(0.01)
Subtotal of 2013 items	(0.01)
Currency	(0.07)
Interest	(0.01)
Change in tax rate	0.01
Impact of lower shares outstanding and share-based payments	0.05
Operations	0.06
For the three months ended March 31, 2013	$1.28	2.4%
Asset Impairment and Exit Costs – During the three months ended March 31, 2013, we recorded pre-tax asset impairment and exit costs of $3 million (less than one cent impact on diluted EPS) related to the termination of distribution agreements in Asia. During the three months ended March 31, 2012, we recorded pre-tax asset impairment and exit costs of $8 million (less than one cent impact on diluted EPS) related to severance costs for a factory restructuring in Latin America & Canada.
Income Taxes – Our effective income tax rate for the three months ended March 31, 2013 decreased by 0.4 percentage points to 29.6%. The effective tax rate for the three months ended March 31, 2013, was unfavorably impacted by the additional expense associated with the enactment of the American Taxpayer Relief Act of 2012 ($17 million). This special tax item decreased our diluted EPS by $0.01 per share in 2013. Excluding the impact of this special tax item, the change in tax rate that increased our diluted EPS by $0.01 per share in 2013 was primarily due to earnings mix and repatriation cost differences.
Currency – The unfavorable currency impact during the reporting period was due primarily to the Argentine peso, Indonesian rupiah and Japanese yen, partially offset by the Brazilian real and Swiss franc.

Interest – The unfavorable impact of interest was due primarily to higher average debt levels, partially offset by lower average interest rates on debt.
Lower Shares Outstanding and Share-Based Payments – The favorable diluted EPS impact was due to the repurchase of our common stock pursuant to our share repurchase programs.

Operations – The increase in diluted EPS of $0.06 from our operations was due primarily to the following segments:

•	EEMA: Higher pricing, partially offset by higher marketing, administration and research costs; and

•	Asia: Higher pricing, partially offset by higher manufacturing costs, unfavorable volume/mix and higher marketing, administration and research costs; partially offset by

•	European Union: Unfavorable volume/mix, partially offset by higher pricing.

For further details, see the “Consolidated Operating Results” and “Operating Results by Business Segment” sections of the following “Discussion and Analysis.”
2013 Forecasted Results - On April 18, 2013, we revised, for prevailing exchange rates only, our 2013 full-year reported diluted EPS forecast to be in a range of $5.55 to $5.65, versus $5.17 in 2012. Excluding an unfavorable currency impact, at then prevailing exchange rates, of approximately $0.19 for the full-year 2013, reported diluted earnings per share are projected to increase by approximately 10% to 12% versus adjusted diluted earnings per share of $5.22 in 2012, unchanged from the constant-currency earnings per share forecast disclosed on February 20, 2013. The $0.19 in unfavorable currency for the full-year 2013, based on then prevailing exchange rates, represents an increase of $0.13 compared to the $0.06 of full-year unfavorable currency impact previously disclosed on February 20, 2013. This forecast includes a one-year gross productivity and cost savings target for 2013 of approximately $300 million and a share repurchase target for 2013 of $6.0 billion. The bulk of our earnings per share growth is expected to occur in the latter part of the year, and we anticipate a particularly strong fourth quarter. We calculated 2012 adjusted diluted EPS as reported diluted EPS of $5.17, plus the $0.02 per share charge related to discrete tax items and the $0.03 per share charge related to asset impairment and exit costs.
This 2013 guidance excludes the impact of potential future acquisitions, unanticipated asset impairment and exit cost charges, changes in currency exchange rates and any unusual events. The factors described in the “Cautionary Factors That May Affect Future Results” section of the following “Discussion and Analysis” represent continuing risks to these projections.
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

Discussion and Analysis
Consolidated Operating Results
See pages 55-59 for a discussion of our "Cautionary Factors That May Affect Future Results." Our cigarette volume, net revenues, excise taxes on products and operating companies income by segment were as follows:

	For the Three Months Ended March 31,
(in millions)	2013	2012
Cigarette volume:
European Union	42,967	47,789
Eastern Europe, Middle East & Africa	66,834	65,928
Asia	72,619	81,030
Latin America & Canada	22,527	24,343
Total cigarette volume	204,947	219,090
Net revenues:
European Union	$6,523	$6,470
Eastern Europe, Middle East & Africa	4,423	4,069
Asia	5,251	5,177
Latin America & Canada	2,330	2,306
Net revenues	$18,527	$18,022
Excise taxes on products:
European Union	$4,553	$4,417
Eastern Europe, Middle East & Africa	2,380	2,234
Asia	2,461	2,400
Latin America & Canada	1,549	1,523
Excise taxes on products	$10,943	$10,574
Operating income:
Operating companies income:
European Union	$938	$1,030
Eastern Europe, Middle East & Africa	935	810
Asia	1,342	1,407
Latin America & Canada	254	237
Amortization of intangibles	(24)	(24)
General corporate expenses	(58)	(57)
Operating income	$3,387	$3,403
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
References to total international cigarette market, total cigarette market, total market and market shares throughout this "Discussion and Analysis" reflect our best estimates based on a number of internal and external sources.

Consolidated Operating Results for the Three Months Ended March 31, 2013
The following discussion compares our consolidated operating results for the three months ended March 31, 2013, with the three months ended March 31, 2012.
Our cigarette shipment volume of 204.9 billion units decreased by 14.1 billion units (6.5%), reflecting a challenging comparison to the first quarter of 2012 in which cigarette shipment volume grew by 5.3%, excluding acquisitions. The first quarter of 2012 benefited from the favorable impact of the leap year. Conversely, the first quarter of 2013 was adversely impacted by the reversal in the quarter of trade inventories built up in the fourth quarter of 2012 ahead of excise tax increases in 2013, notably in Turkey; the unfavorable impact of excise tax-driven price increases, the weak economic and employment environment, the growth of the other tobacco products ("OTP") category, and the increased prevalence of illicit trade in the European Union; and the unfavorable impact of the disruptive January 2013 excise tax increase in the Philippines, which reduced our shipment volume by approximately 10.0 billion units or 42.5%. Excluding the Philippines, our cigarette shipment volume was down by 2.1%, or by 1.7% including OTP in cigarette equivalent units.
In the European Union, our cigarette shipment volume of 43.0 billion units decreased by 10.1%, predominantly due to the aforementioned factors, notably in southern Europe, which accounted for approximately 60% of the total decline. In EEMA, our cigarette shipment volume of 66.8 billion units grew by 1.4%, driven notably by the Middle East, North Africa, Russia and Ukraine, partly offset by Turkey. In Asia, our cigarette shipment volume of 72.6 billion units decreased by 10.4%, largely reflecting the unfavorable excise tax impact in the Philippines, partially offset by Indonesia and Japan. Excluding the Philippines, our total cigarette shipment volume in Asia grew by 2.8%. In Latin America & Canada, our cigarette shipment volume of 22.5 billion units decreased by 7.5%, due primarily to a lower total market in Argentina, Brazil and Mexico.
Our market share grew in a number of key markets, including Algeria, Brazil, Canada, Colombia, Egypt, France, Germany, Hong Kong, Indonesia, Italy, Kazakhstan, the Netherlands, Poland, Saudi Arabia, Spain, Thailand, Turkey, Ukraine and the United Kingdom.
Total cigarette shipments of Marlboro of 68.7 billion units were down by 4.8%, due primarily to declines in: the European Union, notably France and Spain, partly offset by Germany; EEMA, primarily Russia, Turkey and Ukraine, partly offset by Egypt; Asia, largely the Philippines, partly offset by Japan; and Latin America & Canada, mainly Argentina, Brazil and Mexico. Excluding the Philippines, total cigarette shipments of Marlboro declined by 2.2%.
Total cigarette shipments of L&M of 22.2 billion units were up by 4.3%, driven notably by Egypt, Russia and Saudi Arabia, partly offset by Germany and Turkey. Total cigarette shipments of Bond Street of 9.9 billion units decreased by 0.7%. Total cigarette shipments of Parliament of 9.8 billion units were up by 5.4%, fueled by Kazakhstan and Russia. Total cigarette shipments of Philip Morris of 8.5 billion units decreased by 11.4%, due primarily to Italy and the Philippines. Total cigarette shipments of Chesterfield of 7.7 billion units were down by 6.0%, due primarily to Italy, Russia, Spain and Ukraine, partly offset by Germany. Total cigarette shipments of Lark of 6.8 billion units decreased by 8.3%, due predominantly to Turkey, partly offset by Japan.
Our OTP consist mainly of tobacco for roll-your-own and make-your-own cigarettes, pipe tobacco, cigars and cigarillos. Total shipment volume of OTP, in cigarette equivalent units, grew by 8.8% to 8.1 billion cigarette equivalent units, notably in Belgium, France, and Spain.
Total shipment volume for cigarettes and OTP combined was down by 6.0%.
Our net revenues and excise taxes on products were as follows:

	For the Three Months Ended March 31,
(in millions)	2013	2012	Variance	%
Net revenues	$18,527	$18,022	$505	2.8%
Excise taxes on products	10,943	10,574	369	3.5%
Net revenues, excluding excise taxes on products	$7,584	$7,448	$136	1.8%

Currency movements decreased net revenues by $106 million and net revenues, excluding excise taxes on products, by $103 million. The $103 million decrease was due primarily to the Argentine peso, Brazilian real, Indonesian rupiah and Japanese yen, partially offset by the Euro, Korean won, Mexican peso, Philippine peso, Polish zloty, Russian ruble and Turkish lira.

Net revenues shown in the table above include $450 million in 2013 and $404 million in 2012 related to sales of OTP. These net revenue amounts include excise taxes billed to customers. Excluding excises taxes, net revenues for OTP were $179 million in 2013 and $156 million in 2012.

Net revenues, which include excise taxes billed to customers, increased by $505 million (2.8%). Excluding excise taxes, net revenues increased by $136 million (1.8%) to $7.6 billion. This increase was due to:

•	price increases ($531 million), partly offset by

•	unfavorable volume/mix ($292 million) and

•	unfavorable currency ($103 million).
Excise taxes on products increased by $369 million (3.5%), due primarily to:

•	higher excise taxes resulting from changes in retail prices and tax rates ($1,062 million), partly offset by

•	volume/mix ($690 million).

Governments have consistently increased excise taxes in most of the markets in which we operate. As discussed under the caption “Business Environment,” we expect excise taxes to continue to increase.
Our cost of sales; marketing, administration and research costs; and operating income were as follows:

	For the Three Months Ended March 31,
(in millions)	2013	2012	Variance	%
Cost of sales	$2,489	$2,442	$47	1.9%
Marketing, administration and research costs	1,681	1,571	110	7.0%
Operating income	3,387	3,403	(16)	(0.5)%
Cost of sales increased by $47 million (1.9%), due primarily to:

•	higher manufacturing costs ($110 million, principally in Indonesia), partly offset by

•	volume/mix ($61 million).

With regard to tobacco leaf prices, we continue to expect modest increases going forward, broadly in line with sourcing country inflation, as the market has now stabilized. We however anticipate some cost pressure in 2013, driven in large measure by historical leaf tobacco price changes that will continue to affect our product costs in the current year, higher prices for cloves and higher prices for a number of other direct materials we use in the production of our brands.
Marketing, administration and research costs increased by $110 million (7.0%), due to:

•	higher expenses ($89 million, principally related to increased investments behind new brand launches in Japan, and the annualization of business infrastructure investments in Russia) and

•	unfavorable currency ($21 million).

Operating income decreased by $16 million (0.5%). This decrease was due primarily to:

•	unfavorable volume/mix ($231 million),

•	unfavorable currency ($122 million),

•	higher manufacturing costs ($110 million) and

•	higher marketing, administration and research costs ($89 million), partly offset by

•	price increases ($531 million).

Interest expense, net, of $236 million increased $23 million, due primarily to higher average debt levels, partially offset by lower average interest rates on debt.

Our effective tax rate decreased by 0.4 percentage points to 29.6%. The effective tax rate for the three months ended March 31, 2013, was unfavorably impacted by the additional expense associated with the enactment of the American Taxpayer Relief Act of 2012 ($17 million). The effective tax rate is based on our full-year geographic earnings mix and cash repatriation plans. Changes in our cash repatriation plans could have an impact on the effective tax rate, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

We are regularly examined by tax authorities around the world, and we are currently under examination in a number of jurisdictions. It is reasonably possible that within the next twelve months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible charge cannot be made at this time.

Net earnings attributable to PMI of $2.1 billion decreased $36 million (1.7%). This decrease was due primarily to an unfavorable currency impact on operating income and higher interest expense, net, partially offset by a lower effective tax rate. Diluted and basic EPS of $1.28 increased by 2.4%. Excluding an unfavorable currency impact of $0.07, diluted EPS increased by 8.0%.

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

•
increased efforts by tobacco control advocates and governments to “denormalize” smoking and impose extreme regulatory requirements impacting our ability to communicate with adult consumers and differentiate our products from competitors' products, including legislation to mandate plain (generic) packaging resulting in the expropriation of our brands and trademarks;

•	actual and proposed extreme regulatory requirements related to the ingredients in tobacco products, including restrictions and complete bans;

•	other actual and proposed restrictions affecting tobacco manufacturing, testing and performance standards and requirements, packaging, marketing, advertising, product display and sales;

•	governmental and private bans and restrictions on smoking;

•	illicit trade in cigarettes and other tobacco products, including counterfeit, contraband and so called “illicit whites;”

•	actual and proposed restrictions on imports in certain jurisdictions;

•	pending and threatened litigation as discussed in Note 10. Contingencies; and

•	governmental investigations.

In the ordinary course of business, many factors can affect the timing of sales to customers, including the timing of holidays and other annual or special events, the timing of promotions, customer incentive programs and customer inventory programs, as well as the actual or speculated timing of pricing actions and tax-driven price increases.

Framework Convention on Tobacco Control: The World Health Organization's (“WHO”) Framework Convention on Tobacco Control (“FCTC”) entered into force in February 2005. As of May 2013, 175 countries, as well as the European Community, have become Parties to the FCTC. The FCTC is the first international public health treaty, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and, in certain instances, requires) Parties to have in place or enact legislation that would:

•	establish specific actions to prevent youth smoking;

•	restrict and/or eliminate all tobacco product advertising, marketing, promotions and sponsorships;

•	initiate public education campaigns to inform the public about the health consequences of smoking and the benefits of quitting;

•	implement regulations imposing tobacco product testing, disclosure and performance standards;

•	impose health warning requirements on tobacco product packaging;

•	adopt measures aimed at eliminating illicit trade in tobacco products;

•	restrict smoking in public places;

•	implement public health-based fiscal policies (tax and price measures);

•	adopt and implement measures that ensure that packaging and labeling, including descriptive terms, do not create the false impression that one brand of tobacco products is safer than another;

•	phase out or restrict duty free tobacco sales; and

•	encourage litigation against tobacco product manufacturers.

In many respects, the areas of regulation we support mirror provisions of the FCTC. For example, we have long advocated for laws that strictly prohibit the sale of tobacco products to minors, limit public smoking, mandate the placement of health warnings on tobacco product packaging, and regulate product content to ensure that changes to the product do not increase the adverse health effects of smoking and to establish a regulatory framework for future reduced risk products. We also strongly support the use of tax and price policies to achieve public health objectives, provided that they do not result in increased illicit trade. We do not, however, agree with the current views of the WHO and others who are pursuing policies that have gone far beyond the original text of the FCTC treaty.

For example, following the entry into force of the FCTC, the Conference of the Parties (“CoP”), the governing body of the FCTC, has adopted several guidelines proposed by tobacco control advocates and supported by WHO that provide non-binding recommendations which purport to supplement specific articles of the treaty. The recommendations include measures that we strongly oppose, such as point-of-sale display bans, plain packaging, a ban on all forms of communications to adult smokers, measures to prohibit or restrict ingredients that may increase the palatability or attractiveness of tobacco products, bans on charitable contributions, measures to prevent the use of journalistic expression or political commentary “for the promotion of tobacco use,” bans on retailer incentive programs and limits on tobacco industry involvement in the development of tobacco policy and regulations.

These recommendations and the actions of the WHO and others reflect an extreme application of the treaty, are not based on sound evidence of a public health benefit, and in many cases are likely to lead to adverse consequences.The evidence does not show that these measures will help achieve the public health goals of the original treaty provisions. In fact, as we discuss below, some of these extreme measures are likely to undermine the original goals of the FCTC and public health by leading to a further increase in illicit trade, the proliferation of low-price cigarettes and, in the case of measures such as plain packaging, will result in the expropriation of our trademarks, harm competition and violate international treaties.

Although to date only a few governments have adopted these extreme measures, it is not possible to predict whether or to what extent the various CoP guidelines and WHO recommendations will be adopted. If governments choose to implement regulation based on these extreme recommendations, such regulation may adversely affect our business, volume, results of operations, cash flows and financial position. In some instances, including those described below, where such regulation has been adopted, we have commenced legal proceedings challenging the regulation. It is not possible to predict the outcome of these legal proceedings.

Excise Taxes: Tobacco products are subject to substantial excise taxes and to other product taxation worldwide. Significant increases in tobacco-related taxes or fees have been proposed or enacted and are likely to continue to be proposed or enacted. For example, in 2012, the Philippines enacted a new excise tax law that increased the excise tax on the premium-price segment by more than 100% and on the low-price segment by nearly 340% in 2013 and provides for further significant increases primarily affecting the lower tier until both tiers are merged in 2017. In addition, in certain jurisdictions, our products are subject to tax structures that discriminate against premium-price products and manufactured cigarettes.

Excessive and disruptive tax increases and discriminatory tax structures, which we oppose, are expected to continue to have an adverse impact on our sales of cigarettes, due to lower consumption levels and to a shift in consumer purchases from premium to non-premium, discount, other low-price or low-taxed tobacco products, such as fine cut tobacco, and/or illicit products. Such tax increases and tax structures undermine public health and ultimately undercut government revenue objectives.

At the fifth session of the CoP held in November 2012, the Parties did not adopt guidelines on price and tax measures to reduce the demand for tobacco but instead adopted a brief “set of guiding principles and recommendations for implementation of Article 6,” which does not include extreme proposals. An inter-session working group will prepare and present new draft guidelines at the sixth session of the CoP in 2014.

EU Tobacco Products Directive: In December 2012, the European Commission adopted its proposal for a significantly revised EU Tobacco Products Directive (2001/37/EC). Among other things, the European Commission's proposal includes a ban on menthol cigarettes, a ban on slim cigarettes, oversized health warnings covering 75% of the front and back panels, as well as 50% of the side panels of cigarette packs, mandatory sizes and shapes for tobacco packaging, and further restrictions on product descriptions and brand differentiation. Under the proposal, Member States would have the option to further standardize tobacco packaging, including by introducing plain packaging, if justified in the “public interest.” The proposal would also require non-traditional nicotine-containing products, such as certain e-cigarettes, as well as certain reduced risk products under development, to obtain approval under the Medicinal Products Directive. In addition, by seeking to prohibit accurate, substantiated product descriptions related to reduced risk, the European Commission's proposal would introduce significant hurdles to the commercialization of reduced risk products in the EU.

The proposal may be amended and must be approved by the European Parliament and the Council of Ministers, a process that, according to the European Commission, is expected to continue until 2014, with full implementation in 2015 and 2016. It is not possible to predict the ultimate outcome of this legislative process.

Plain Packaging: We strongly oppose plain packaging, which not only constitutes an expropriation of our valuable trademarks, but is a pure and simple confiscation of the core of our business. We believe that transforming the industry into a low-price commodity business will not reduce consumption, smoking incidence or initiation. Indeed, there is no sound evidence that plain packaging will have any measurable impact on smoking behavior. Even many public health advocates agree today that plain packaging will have no impact on current smokers and claim that the measure is intended to reduce initiation among youth. However, the data do not support that claim either. On the contrary, over time plain packaging is likely to be counterproductive from a public health perspective because it will increase the availability of cheaper tobacco products and spur an increase in illicit trade. Cheaper tobacco products are known to increase consumption, especially among youth. Further, increased illicit trade will hurt the legitimate industry, its entire supply chain and government revenues. Moreover, plain packaging imposes on free competition and trade as well as the use of intellectual property; it violates the terms of: (1) the Agreement on Trade-Related Aspects of Intellectual Property Rights (“TRIPS”), which prohibits unjustified encumbrances on trademarks and protects geographical indications; (2) the Paris Convention, which prevents acts that constitute unfair competition; and (3) the Agreement on Technical Barriers to Trade, which prohibits regulations that constitute unnecessary barriers to trade. We will take all steps necessary to ensure that all constituencies understand the adverse consequences of plain packaging and to obtain all protection and relief to which we are entitled under the law.

Plain packaging went into effect in Australia in December 2012. The Australian law bans the use of company branding, logos and colors on packaging of all tobacco products for sale to consumers other than the brand name and variant, which may be printed only in specified locations and in a uniform font. It also imposes restrictions on the branding of individual cigarettes.

The Australian plain packaging legislation triggered three legal challenges. Our Australian subsidiary, Philip Morris Limited (“PML”), and other major tobacco companies filed lawsuits against the government in the High Court of Australia arguing that by implementing plain packaging, the government violated the Australian Constitution because it acquired property without compensation. The High Court initially heard the cases brought by certain British American Tobacco companies (“BAT”) and by JT International. In August 2012, the High Court issued its ruling in favor of the government. In the court's written reasons, published in October 2012, a majority of the Justices recognized that plain packaging deprived the plaintiffs of property. However, because no “benefit” inured to the government or a third party, the court held that plain packaging did not violate the Australian Constitution. We expect that the court's ruling will also apply to PML's case. Given the particular nature of the Australian Constitution, we do not expect the decision to be a significant adverse precedent in other jurisdictions. In fact, we expect that the court's finding that plain packaging deprives tobacco manufacturers of their intellectual property would raise serious questions about the legality of plain packaging legislation in other jurisdictions.

Our subsidiary, Philip Morris Asia Limited, has initiated international arbitration proceedings against the Australian government pursuant to the Hong Kong-Australia Bilateral Investment Treaty (the “Investment Treaty”). Formal proceedings under the Investment Treaty commenced in November 2011. In the arbitration, Philip Morris Asia Limited is seeking substantial compensation from the Australian government. The arbitration may take several years to complete.

Three World Trade Organization (“WTO”) members, Ukraine, Honduras and the Dominican Republic, have initiated WTO dispute settlement cases against Australia. They claim, among other things, that plain packaging creates unnecessary barriers to trade in violation of the WTO Agreement on Technical Barriers to Trade; unjustifiably encumbers the use of trademarks and reduces the protection of geographical indications in violation of TRIPS; and will create confusion among consumers in violation of the Paris Convention. In September 2012, Ukraine requested a panel to hear the dispute, which the Dispute Settlement Body of the WTO has established. Thirty-four countries and the European Union have intervened as third parties in the Ukrainian case, including Indonesia, China, Japan, Korea and the United States. Honduras and the Dominican Republic have both announced they will request that panels be formed to hear their disputes against Australia. WTO dispute settlement cases can take several years to complete. It is not possible to predict the outcome of these cases.

Although plain packaging was already recommended in 2008 under the FCTC guidelines adopted by the third CoP, to date no country other than Australia has adopted this measure. Two countries, the UK and New Zealand conducted consultations to consider plain packaging. In the UK, between April and August 2012, the Department of Health held a public consultation “to seek the views of interested people, businesses and organisations on a policy initiative that would require the packaging of tobacco products to be standardized [plain], the aim being to improve public health by reducing the use of tobacco.” It is not possible to predict whether the consultation will result in any legislative action. In New Zealand, the government announced in February 2013 that it would agree in principle to follow Australia but that it would "wait and see what happens with Australia's legal cases" before adopting legislation and/or implementing regulation. Thus, plain packaging is not expected to be implemented in New Zealand, if at all, until the WTO and other challenges to Australia's legislation are resolved.

In addition, in some instances, such as under the recently adopted proposal of the European Commission, excessively large health warnings, combined with other standardization measures and packaging restrictions, may impact our ability to use our distinctive brands and trademarks in a manner that approximates, or is substantially equivalent to, plain packaging.

Restrictions and Bans on the Use of Ingredients and Disclosure Laws: Until recently, efforts to regulate the use of ingredients have focused on whether ingredients increase the toxicity and/or addictiveness of cigarette smoke. Increasingly, however, tobacco control advocates and some regulators, including the WHO, the European Commission and individual governments, are considering regulating or have regulated cigarette ingredients with the stated objective of reducing the “palatability” or “attractiveness” of cigarette smoke, smoking and/or tobacco products. We oppose regulations that would ban ingredients for the purpose of reducing the palatability or attractiveness of tobacco products because, in light of the millions of smokers in countries like Canada, the UK and China who prefer cigarettes without ingredients, there is no reasonable basis to conclude that an ingredient ban would reduce smoking prevalence or youth smoking initiation. Indeed, we do not believe it is appropriate to use “attractiveness,” which is an inherently subjective and variable term, as a basis for regulation of ingredients, let alone bans of entire product categories. It also lacks scientific, empirically verified criteria.

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

In March 2012, Brazil's National Sanitation Agency ("ANVISA") published a resolution that prohibits the use of all synthetic and natural substances with flavoring or aromatic properties, with a limited exception, to allow for the use of sugars to replace those lost during the tobacco leaf-drying process. Manufacturers have until September 2013 to comply with the resolution. The ban, if implemented, would make it impossible to continue producing the traditional American Blend tobacco products currently preferred by Brazilian smokers and will require manufacturers to modify most, if not all, products in the market. In September 2012, Sinditabaco (a tobacco industry union of which Philip Morris Brasil Ltda. is a member) filed a lawsuit in Brazilian federal court against ANVISA challenging the ingredients ban. The lawsuit claims that ANVISA lacks authority to institute the ban, failed to produce evidence justifying or supporting the ban, failed to comply with due process and proportionality requirements and ignored the unintended consequences of the measure, such as encouraging illicit trade. In December 2012, the trial court granted Sinditabaco a preliminary injunction, suspending ANVISA's ingredients ban until a full hearing of the dispute. Earlier this year, ANVISA appealed the injunction order. In April 2013, the Court of Appeals denied ANVISA's appeal and upheld the preliminary injunction. This decision is subject to further appeal. In addition to the Sinditabaco lawsuit, two other lawsuits have been filed by industry associations in Brazil challenging the ingredients ban. It is not possible to predict the outcome of these cases.

We oppose bans or sweeping restrictions on ingredients such as those recently adopted in Brazil or the ban on menthol proposed by the European Commission, which are arbitrary and without any scientific evidence demonstrating a public health benefit. We support regulations that would restrict the use of ingredients that are determined, based on sound scientific testing methods and data, to significantly increase the adverse health effects of tobacco smoke or youth smoking initiation.

Many countries have enacted or proposed legislation or regulations that require cigarette manufacturers to disclose to governments and to the public the ingredients used in the manufacture of tobacco products and, in certain cases, to provide toxicological information about those ingredients. We have made and will continue to make full disclosures where adequate assurances of trade secret protection are provided. In jurisdictions where it is not possible to obtain appropriate assurances of trade secret protection, we will seek to resolve the matter with governments through alternative means.

Bans on Display of Tobacco Products at Retail: In a few of our markets, governments have banned the display of tobacco products at the point of sale (“display bans”), while in other countries proposals for display bans have been specifically rejected. In some countries, proposals are currently under consideration. We oppose display bans on the grounds that they unnecessarily restrict competition and encourage illicit trade -- consequences that undermine public health objectives. Further, the data show that where implemented, display bans have not reduced smoking prevalence and initiation, or had any material beneficial impact on public health. In some markets, our subsidiaries and, in some cases, individual retailers, have commenced legal proceedings to overturn display bans.

Health Warning Requirements: We support health warning requirements designed to inform consumers of the risks of smoking and defer to governments on the content of the warnings, whether graphic or textual, except for content that vilifies tobacco companies or is not justified by the actual repercussions of smoking. In countries where health warnings are not required, we place them on packaging voluntarily in the official language or languages of the country. For example, we are voluntarily placing health warnings on packaging in many African countries in official local languages occupying 30% of the front and back of the pack. In most of our markets, governments require large and often graphic health warnings on cigarette packs, consistent with, and often larger than, the FCTC minimum of 30% of the front and back of the pack. For instance, Egypt, Hong Kong, Panama, and Singapore are among the growing number of countries requiring health warnings occupying 50% of the front and back of the pack. We have not opposed such health warning requirements.

To date, only a few countries have implemented warnings covering more than 50% of the front and/or back of the pack. They include, for instance, Australia (75% front and 90% back), Mexico (30% front and 100% back), Uruguay (80% front and back) and Canada (75% front and back). In April 2013, the government in Thailand published a ministerial notification mandating health warnings covering 85% of the front and back of the pack. The notification requires implementation by October 2013.

The data show that disproportionately increasing the size of health warnings does not effectively reduce tobacco consumption. For this reason, and because it infringes upon our intellectual property rights, leaving insufficient space for our distinctive trademarks and pack designs, we oppose extremely large health warnings. In a few markets we have commenced legal proceedings challenging extreme warning size requirements or content that does not reflect the actual effects of smoking.

We believe governments should continue to educate the public on the serious health effects of smoking. Our corporate Web site, www.pmi.com, includes, among other things, the views of public health authorities on smoking, disease causation in smokers, addiction and exposure to environmental tobacco smoke (“ETS”). The site reflects our agreement with the medical and scientific consensus that cigarette smoking is addictive and causes lung cancer, heart disease, emphysema and other serious diseases in smokers. The Web site advises the public to rely on the messages of public health authorities in making all smoking-related decisions. The information on our Web site is not, and shall not be deemed to be, a part of this document or incorporated into any filings we make with the U.S. Securities and Exchange Commission ("SEC").

Other Packaging Restrictions: Tobacco control advocates and some regulators are calling for further restrictions on packaging, including standardizing the shape, format and lay-out of packaging, as well as broad restrictions on how the space left for branding and product descriptions can be used. Such measures further restrict our ability to provide information to consumers and to differentiate our brands from those of our competitors.

Many countries, including all EU Member States, prohibit descriptors such as “lights,” “mild” and “low tar.” We do not oppose these types of descriptor bans.

Some public health advocates, governments, and the FCTC guidelines have sought the implementation of, and in some cases have passed, restrictions on packaging and labelling that prohibit (1) the use of colors that are alleged to suggest that a brand is less harmful than others, (2) specific descriptive phrases deemed to be misleading, including, for example, “premium,” “full flavor,” “international,” “gold,” “silver,” and “menthol” and (3) in one country, all but one pack variation per brand. The measures proposed by the European Commission would also prohibit any references on the pack to taste and flavor as well as pack design elements suggesting a “positive social effect.” We believe such regulations are unreasonably broad, unnecessarily limit brand and product differentiation, are anticompetitive, prevent us from providing consumers with factual information about our products, unduly restrict our intellectual property and violate international trade agreements. We oppose these broad packaging restrictions and in some instances have commenced litigation to challenge them.

Bans and Restrictions on Advertising, Marketing, Promotions and Sponsorships: For many years, countries have imposed partial or total bans on tobacco advertising, marketing, promotions and sponsorships. The FCTC calls for a “comprehensive ban on advertising, promotion and sponsorship” and requires governments that have no constitutional constraints to ban all forms of advertising. Where constitutional constraints exist, the FCTC requires governments to restrict to the fullest extent possible advertising on radio and television, advertising in print and other media, including the Internet, and sponsorships of international events within five years of the effective date of a country's ratification of the FCTC. The FCTC also requires disclosure of expenditures on advertising, promotion and sponsorship where such activities are not prohibited. The CoP-adopted guidelines recommend that governments adopt extreme and sweeping prohibitions, including all forms of communications to adult smokers. We oppose complete bans on advertising and communications. We believe that the available evidence does not support the contention that limitations on marketing are effective in reducing smoking prevalence, but we would generally not oppose such limitations as long as manufacturers retain the ability to communicate directly and effectively to adult smokers.

Restrictions on Product Design and Emissions: Tobacco control advocates and some regulators are calling for regulations to further standardize tobacco products themselves by, for example, requiring that cigarettes have a certain minimum diameter, which amounts to a ban on slim cigarettes, or requiring the use of standardized filter and cigarette paper designs. We oppose such restrictions. We believe that there is no correlation between product design variations and overall smoking rates or youth smoking initiation, nor any scientific evidence showing a health benefit that would result from product design restrictions.

Many countries, including all EU Member States, have established, and continue to consider reducing, maximum yields of tar, nicotine and/or carbon monoxide, as measured by the ISO standard test method. Several countries, including Brazil and Canada, require manufacturers to test and report by-brand yields of up to 47 of the more than 100 smoke constituents that have been identified as potential causes of smoking-related diseases. No country to date has adopted ceilings based on an alternative test method or for other smoke constituents, although the concept of “selective constituent reduction” is supported by some public health advocates. At the fifth session of the CoP in November 2012, the working group on FCTC Articles 9 and 10 was tasked with preparing draft guidelines or a progress report, to be presented at the sixth session of the CoP, regarding testing and measuring five selected tobacco contents and nine selected smoke constituents using methods validated by the WHO. It is not certain whether and when actual testing requirements and/or ceilings will be recommended by the CoP and whether individual countries will adopt them. We agree with those scientists who have argued that selectively reducing some constituents in conventional cigarettes will not lead to a meaningful reduction in disease and thus will not benefit public health and could mislead consumers into believing that conventional cigarettes with regulated (i.e., reduced) levels of these constituents are safer.

Reduced cigarette ignition propensity standards have been adopted in several of our markets, for instance in Australia, Canada and the EU, and are being considered in several others. At the fifth session of the CoP in November 2012, guidelines were adopted that recommend that Parties introduce the same reduced ignition propensity standards as adopted by the U.S., Canada, Australia and the EU. Reduced ignition propensity standards should be uniform across jurisdictions, technically feasible and apply equally to all manufacturers. However, we believe that the experience from countries that have mandated reduced ignition propensity requirements for several years -- namely the U.S. and Canada -- should be thoroughly examined to evaluate the effectiveness of such requirements, in particular in terms of reducing the risk of cigarette-ignited fires, before additional countries consider introducing such standards.

Restrictions on Public Smoking: The pace and scope of public smoking restrictions have increased significantly in most of our markets. In the EU, all countries have regulations in place that restrict or ban smoking in public and/or work places, restaurants, bars and nightclubs. Some EU Member States allow narrow exemptions from smoking bans, for instance for separate smoking rooms in the hospitality sector, but others have banned virtually all indoor public smoking. In other regions, many countries have adopted or are likely to adopt regulations introducing substantial public smoking restrictions similar to those in the EU, including Australia, Canada, Hong Kong, Thailand, Turkey and Ukraine. Some public health groups have called for, and some regional governments and municipalities have adopted or proposed, bans on smoking in outdoor places, as well as bans on smoking in cars when minors are present. The FCTC requires Parties to adopt restrictions on public smoking. The CoP-adopted guidelines on public smoking are based on the premise that any exposure to ETS is harmful. The guidelines call for total bans in all indoor public places, defining “indoor” broadly, and reject any exemptions based on the type of venue (e.g., nightclubs). On private place smoking, such as in cars and homes, the guidelines recommend increased education on the risk of exposure to ETS.

We support a single, consistent public health message on the health effects of exposure to ETS. Our Web site states that “the conclusions of public health authorities on secondhand smoke warrant public health measures that regulate smoking in public places” and that “outright bans are appropriate in many places.” For example, we support banning smoking in schools, playgrounds and other facilities for youth and in indoor public places where general public services are provided, such as public transportation vehicles, supermarkets, public spaces in indoor shopping centers, cinemas, banks and post offices. We believe, however, that governments can and should seek a balance between the desire to protect non-smokers from exposure to ETS and allowing the millions of people who smoke to do so in some public places. In the hospitality sector, such as restaurants, bars, cafés and other entertainment establishments, the law should grant private business owners the flexibility to permit, restrict or prohibit smoking. In the workplace, designated smoking rooms can provide places for adults to smoke. Finally, we oppose legislation that would prohibit smoking outdoors (beyond outdoor places and facilities for children) and in private places such as homes, apartments and cars.

Illicit Trade: Illicit trade may account for as much as 10% of global cigarette consumption; this includes counterfeit, contraband and the growing problem of "illicit whites," which are unique cigarette brands manufactured predominantly for smuggling. We estimate that illicit trade in the European Union accounted for more than 10% of total cigarette consumption in 2011 and for approximately 11% of total cigarette consumption in 2012. Regulatory measures and related governmental actions to prevent the illicit manufacture and trade of tobacco products are being considered by a number of jurisdictions. At the fifth session of the CoP in November 2012, the Protocol to Eliminate Illicit Trade in Tobacco Products (the “Protocol”) was adopted. The Protocol includes supply chain control measures such as licensing of manufacturers and distributors, enforcement in free trade zones, controls on duty free and internet sales and the implementation of tracking and tracing technologies. In the EU, the European Commission's proposal for revising the Tobacco Products Directive contains tracking and tracing measures that are based to some extent on the Protocol but, unlike the Protocol, also require tracking at pack level down to retail, which we believe is not only unnecessarily burdensome but not feasible, while at the same time providing no incremental benefit in the fight against the illicit trade.

It is not possible to predict how long it will take for the required number of Parties to ratify the Protocol, which will enter into force 90 days after the 40th country ratifies it. So far, no government has ratified the Protocol. Nor is it possible to predict when Parties will implement the Protocol's measures in national legislation or to what extent the measures outlined in the Protocol will be effective in curbing the growth of, or even eliminating, illicit trade. Among other things, the effectiveness of any legislative measure required under the Protocol will depend on whether and how such measure is adopted and implemented in national legislation across the world, and, critically, the level of actual enforcement of such national legislation.

We support strict regulations and enforcement measures to prevent all forms of illicit trade in tobacco products. Governments agree that illicit trade is an extremely serious issue. It creates a cheap and unregulated source of tobacco products, thus undermining efforts to reduce smoking, especially among youth, damages legitimate businesses, stimulates organized crime and results in massive amounts of corruption and lost tax revenue. We therefore believe that in addition to taking direct measures against illicit trade, governments, when assessing proposed regulation, such as display bans, plain packaging, ingredients bans or tax increases, should always carefully consider the potential implications of such regulation on illicit trade.

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

In 2009, our subsidiaries Philip Morris Colombia and Coltabaco entered into an Investment and Cooperation Agreement with the Republic of Colombia, together with the Departments of Colombia and the Capital District of Bogotá, to promote investment in and cooperation on anti-contraband and anti-counterfeit efforts with respect to the Colombian tobacco market. The agreement provides $200 million in funding to the Colombian governments over a 20-year period to address issues of mutual interest, such as combating the illegal cigarette trade, including the threat of counterfeit tobacco products, and increasing the quality and quantity of locally grown tobacco.

In June 2012, we announced that we will contribute €15 million to INTERPOL over a three-year period to support the agency's global initiative to combat trans-border crime involving illicit goods, including tobacco products. The contribution to INTERPOL's Fund For A Safer World will be used for coordination of information gathering, training programs for law enforcement officials, development of product authentication standards and public information campaigns.

Labor Conditions for Tobacco Workers: In July 2010, Human Rights Watch published a report raising issues related to labor conditions for tobacco workers in Kazakhstan, particularly migrant workers. We have undertaken both an internal and third party review of our labor practices and policies in Kazakhstan and subsequently globally. In reviewing our policies and practices, we have sought the advice of local and international non-profit organizations with expertise in the area of fair labor practices. During 2011, we began implementing our comprehensive Agricultural Labor Practices ("ALP") Code, which strengthens and expands our existing practices and policies. This includes setting additional principles and standards for working conditions on tobacco farms, tailored training programs and regular external assessments to monitor the progress we, our suppliers, and farmers make. To date, over 2,900 field technicians in 30 countries have received in-depth training on the ALP Code, including child labor, forced labor prevention and safe work environment requirements. During 2012, these field technicians communicated our expectations to approximately 497,000 independent farmers with whom our affiliates or suppliers have contracts. A progress report on our ALP program is available on our Web site at www.pmi.com. The information on our Web site is not, and shall not be deemed to be, a part of this document or incorporated into any filings we make with the SEC.

Other Legislation, Regulation or Governmental Action: In Argentina, the National Commission for the Defense of Competition issued a resolution in May 2010, in which it found that our affiliate's establishment in 1997 of a system of exclusive zonified distributors (“EZD”s) in Buenos Aires city and region was anticompetitive, despite having issued two prior decisions (in 1997 and 2000) in which it had found the establishment of the EZD system was not anticompetitive. The resolution is not a final decision, and our Argentinean affiliate has opposed the resolution and submitted additional evidence.

It is not possible to predict what, if any, additional legislation, regulation or other governmental action will be enacted or implemented relating to the manufacturing, advertising, sale or use of tobacco products, or the tobacco industry generally. It is possible, however, that legislation, regulation or other governmental action could be enacted or implemented that might materially affect our business, volume, results of operations, cash flows and financial position.

Governmental Investigations

From time to time, we are subject to governmental investigations on a range of matters. As part of an investigation by the Department of Special Investigations (“DSI”) of the government of Thailand into alleged under-declaration of import prices by Thai cigarette importers, the DSI proposed to bring charges against our subsidiary, Philip Morris (Thailand) Limited, Thailand Branch (“PM Thailand”) for alleged underpayment of customs duties and excise taxes of approximately $2 billion covering the period from July 28, 2003, to February 20, 2007. In September 2009, the DSI submitted the case file to the Public Prosecutor for review. The DSI also commenced an informal inquiry alleging underpayment by PM Thailand of customs duties and excise taxes of approximately $1.8 billion, covering the period 2000-2003. We have been cooperating with the Thai authorities and believe that PM Thailand's declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization (“WTO”) and Thai law. PM Thailand also contends that it reached an agreement with the Thai Customs Department in 2003 regarding valuation methodologies. The Public Prosecutor's office has issued a non-prosecution order in the 2003-2007 investigation. In August 2011, the Director-General of DSI publicly announced that he disagreed with the non-prosecution order. The matter has now been referred to the Attorney General for resolution. If the Attorney General agrees with the Public Prosecutor's non-prosecution order, the 2003-2007 investigation will end. If the Attorney General agrees with the Director General of DSI, the matter will be submitted to the Criminal Court.

Additionally, in November 2010, a WTO panel issued its decision in a dispute that began in August 2006 between the Philippines and Thailand concerning a series of Thai customs and tax measures affecting cigarettes imported by PM Thailand into Thailand from the Philippines. The WTO panel decided that Thailand had no basis to find that PM Thailand's declared customs values and taxes paid were too low, as alleged by the DSI in 2009. While the WTO ruling does not resolve the above-referenced investigation, it should assist the Thai authorities' review of the matter. Further, the WTO ruling creates obligations for Thailand to revise its laws, regulations, or practices affecting the customs valuation and tax treatment of future cigarette imports. The WTO Dispute Settlement Body (“DSB”) has adopted the WTO panel's report and also the report by the WTO Appellate Body (following an unsuccessful appeal by Thailand). Thailand agreed in September 2011 to implement VAT-related measures to comply with the DSB's recommendations and rulings by October 15, 2012, and to implement measures to comply with the rest of the DSB's recommendations and rulings by May 15, 2012. Although the Philippines contends that to date Thailand has not fully complied with the DSB's recommendations, the parties remain engaged in consultations to address the outstanding issues. If a dispute settlement panel determines that Thailand has failed to comply with the DSB's recommendations and rulings, the Philippines may request authorization to take retaliatory actions against Thailand.

Next Generation Products

One of our strategic priorities is to develop, assess and commercialize a portfolio of innovative products with the potential to reduce the risk of smoking-related diseases in comparison to conventional cigarettes. We refer to these as next generation products (“NGPs”). In the U.S. regulatory context they are referred to as modified-risk tobacco products (“MRTPs”). Our efforts are guided by the following key objectives:

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

We believe the elimination of combustion via tobacco heating and other innovative systems for aerosol generation is the most promising path to reduce risk, and, accordingly, the NGPs we are developing are based on platforms that do not involve combustion. These platforms are in various stages of development. One platform is in the early stages of clinical trials and industrial scale-up, another is in its final development phase, and the third requires at least one year for further product development. We are also developing other potential platforms.

Our approach to individual risk assessment is to use cessation as the benchmark, because the short-term and long-term effects of smoking cessation are well known, and the closer the clinical data derived from adult smokers who switch to an NGP resemble the data from those who quit, the more confident one can be that the product reduces risk.

Today, only the United States has established a regulatory framework for assessing MRTPs under the jurisdiction of the Food and Drug Administration (the “FDA”). Future FDA actions are likely to influence the regulatory approach of other interested governments. In March 2012, the FDA released draft guidance establishing the types and levels of evidence necessary to qualify a product as an MRTP. The draft guidance recommends studies that are generally in line with PMI's assessment approach, which we have submitted to the FDA. In parallel, we are beginning engagement with regulators in the EU, as well as in a number of Asian markets.

We are also proceeding with all other aspects that lead to commercialization. We are planning to build one or two new factories to produce NGPs in Europe. We anticipate capital expenditures in the range of €500 million to €600 million ($653 million to $783 million) over a three-year period to achieve the capacity to produce 30 billion NGP units per year. This expenditure will be close to double the level of a conventional cigarette factory of equivalent output.

We currently expect the first NGP factory to be ready by 2016, final data from clinical studies during the beginning of 2016 and a launch in the first markets between 2016 and 2017. However, there can be no assurance that we will succeed in these efforts or that regulators will permit the marketing of our NGPs with claims of reduced risk or reduced harm.
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

In April 2013, OFAC granted us a license to sell cigarettes to customers for import into the Iran duty free market. To date, we have not made any sales under this license.

A subsidiary sells products to distributors that in turn sell those products to duty free customers that supply U.N. peacekeeping forces around the world, including those in the Republic of the Sudan. We do not believe that these exempt sales of our products for ultimate resale in the Republic of the Sudan, which are de minimis in volume and value, present a material risk to our shareholders, our reputation or the value of our shares. We have no employees, operations or assets in the Republic of Sudan.
We do not sell products in Cuba and Syria.
To our knowledge, none of our commercial arrangements result in the governments of any country identified by the U.S. government as a state sponsor of terrorism, nor entities controlled by those governments, receiving cash or acting as intermediaries in violation of U.S. laws.
Certain states within the U.S. have enacted legislation permitting state pension funds to divest or abstain from future investment in stocks of companies that do business with certain countries that are sanctioned by the U.S. We do not believe such legislation has had a material effect on the price of our shares.

Operating Results – Three Months Ended March 31, 2013
The following discussion compares operating results within each of our reportable segments for the three months ended March 31, 2013, with the three months ended March 31, 2012.
European Union. Net revenues, which include excise taxes billed to customers, increased by $53 million (0.8%). Excluding excise taxes, net revenues decreased by $83 million (4.0%) to $2.0 billion. This decrease was due to:

•	unfavorable volume/mix ($178 million), partly offset by

•	price increases ($68 million) and

•	favorable currency ($27 million).

The net revenues of the European Union segment include $366 million in 2013 and $327 million in 2012 related to sales of OTP. Excluding excise taxes, OTP net revenues for the European Union segment were $129 million in 2013 and $112 million in 2012.
Operating companies income of $938 million decreased by $92 million (8.9%). This decrease was due primarily to:

•	unfavorable volume/mix ($140 million) and

•	unfavorable currency ($12 million), partly offset by

•	price increases ($68 million).
The total cigarette market in the European Union declined by 10.5% to 112.5 billion units, due primarily to tax-driven price increases, the unfavorable economic and employment environment, particularly in southern Europe, the growth of the OTP category, and the increased prevalence of illicit trade. The total OTP market in the European Union was up by 0.8% to 38.8 billion cigarette equivalent units, driven by the fine cut category, up by 2.1% to 33.9 billion cigarette equivalent units. Although our cigarette shipment volume in the European Union declined by 10.1%, due principally to a lower total market across the region, our market share was up by 0.7 share points to 38.1%.
While shipment volume of Marlboro decreased by 5.8%, mainly due to a lower total market, market share was up by 0.7 share points to 18.7%, mainly reflecting flat or growing share across 70% of the region's markets.
Despite a shipment volume decline for L&M of 9.7%, market share was flat at 6.6%.
Shipment volume of Chesterfield was up by 1.6% and market share was up by 0.2 share points to 3.7%, driven by gains notably in Austria, the Czech Republic, Portugal and the United Kingdom, partly offset by Germany.
Although shipment volume of Philip Morris declined by 14.5%, market share was up by 0.3 share points to 1.9%, with gains notably in France, Italy and Portugal.
Our shipment volume of OTP, in cigarette equivalent units, grew by 6.9%, reflecting a higher total market and share. Our OTP total market share was 12.8%, up by 0.7 share points, driven by gains in the fine cut category, notably in Belgium, up by 0.8 share points to 16.9%, France, up by 1.2 share points to 26.4%, Greece, up by 0.6 share points to 11.7%, Italy, up by 3.3 share points to 30.5% and Spain, up by 4.0 share points to 13.5%.
In France, the total cigarette market was down by 8.6% to 11.5 billion units, mainly reflecting the unfavorable impact of price increases in the fourth quarter of 2012, an increase in illicit trade, growth of the OTP category, and a weakening economy. Although our shipments were down by 5.0%, market share was up by 0.4 share points to 40.0%, mainly driven by the resilience of premium Philip Morris, up by 1.0 share point to 9.2%, and the growth of Chesterfield, up by 0.2 share points to 3.4%. Market shares of Marlboro and L&M were down by 0.2 and 0.4 share points to 24.5% and 2.5%, respectively. The total fine cut category was up by 6.5% to 3.4 billion cigarette equivalent units. Our market share of the fine cut category was up by 1.2 share points to 26.4%.
In Germany, the total cigarette market was down by 6.6% to 18.7 billion units, primarily reflecting a challenging comparison to the first quarter of 2012, in which the total cigarette market was up by 3.1%, and the unfavorable reversal in the quarter of trade inventory movements of competitors' products in December 2012 ahead of the January 2013 excise tax increase. Although our shipments were down by 6.2%, market share was up by 0.2 share points to 36.1%, with Marlboro up by 1.5 share points to 22.3%, offset by L&M, down by 0.7 share points to 10.5% and Chesterfield, down by 0.7 share points to 1.6%. The total fine cut category was up by 1.2% to 9.9 billion cigarette equivalent units. Our market share of the fine cut category was flat at 14.9%.
In Italy, the total cigarette market was down by 9.5% to 16.8 billion units, reflecting the impact of price increases in March 2012, an unfavorable economic environment, and an increase in illicit trade. Although our shipments were down by 14.5%, largely due to the lower total market and unfavorable distributor inventory movements, market share was up by 0.6 share points to 53.2%, with Marlboro, up by 0.9 share points to 25.6%, driven by both the Red and Gold families. Market share of Philip Morris was up by 0.7 share points to 1.9%, benefiting from the 2012 launch of Philip Morris Selection in the low-price segment, and share of Chesterfield grew by 0.1 share point to 3.6%, partially offset by Diana in the low-price segment, down by 0.8 share points to 12.0%, impacted by the availability of non-duty paid products. The total fine cut category was down by 3.6% to 1.4 billion cigarette equivalent units, reflecting the 2012 excise tax-driven reduction of the price gap differential with cigarettes. Our market share of the fine cut category was up by 3.3 share points to 30.5%, driven by the launch of Marlboro Red and Gold fine cut.
In Poland, the total cigarette market was down by 10.4% to 11.7 billion units, mainly reflecting the unfavorable impact of the availability of non-duty paid OTP products. Although our shipments were down by 9.0%, market share was up by 0.5 share points to 33.3%, benefiting from the 2012 launch of two new Marlboro super slims variants. Market shares of Marlboro, Chesterfield and L&M were up by 0.7, 0.1 and 0.9 share points to 10.1%, 1.8% and 15.8%, respectively. The total fine cut category was down by 18.0% to 1.0 billion cigarette equivalent units, reflecting the prevalence of the aforementioned non-duty paid OTP products. Our market share of the fine cut category was down by 1.7 share points to 16.5%.
In Spain, the total cigarette market was down by 15.0% to 10.9 billion units, mainly reflecting the impact of price increases in 2012 and the first quarter of 2013, the unfavorable economic environment, the growth of the OTP category and illicit trade. Although our shipments were down by 21.5%, driven by the total market contraction and unfavorable distributor inventory movements, our market share was up by 0.2 share points to 30.4%, with higher share of Marlboro, up by 0.2 share points to 14.1%, and Chesterfield, up by 0.3 share points to 9.2%, partly offset by L&M, down by 0.1 share point to 6.4% and Philip Morris, down by 0.2 share points to 0.5%. The total fine cut category was up by 43.3% to 2.6 billion cigarette equivalent units. Our market share of the fine cut category was up by 4.0 share points to 13.5%.
Eastern Europe, Middle East & Africa. Net revenues, which include excise taxes billed to customers, increased by $354 million (8.7%). Excluding excise taxes, net revenues increased by $208 million (11.3%) to $2.0 billion. This increase was due to:

•	price increases ($194 million),

•	favorable currency ($10 million) and

•	favorable volume/mix ($4 million).

Operating companies income of $935 million increased by $125 million (15.4%). This increase was due primarily to:

•	price increases ($194 million) and

•	favorable volume/mix ($3 million), partly offset by

•	higher marketing, administration and research costs ($64 million, principally related to the annualization of expenditures to expand our business infrastructure in Russia).
Our cigarette shipment volume in EEMA increased by 1.4%, mainly reflecting improved market conditions and higher share in Egypt, partly offset by the reversal in the quarter of trade inventory movements in the fourth quarter of 2012, particularly ahead of the January 2013 excise tax increase in Turkey. Although our cigarette shipment volume of Marlboro was down by 0.9%, shipment volume of premium brands grew by 0.8%, driven by Parliament, up by 7.8%.
In Russia, our shipment volume in the first quarter increased by 1.8%, reflecting the timing of favorable distributor inventory movements. Shipment volume of our premium portfolio was up by 3.3%, driven by Parliament, up by 11.2%, offsetting a decline in Marlboro of 12.3%. In the mid-price segment, shipment volume was down by 0.5%, mainly due to Chesterfield, down by 11.5%, partially offset by L&M, up by 22.6%. In the low-price segment, shipment volume was up by 2.4%, driven by Bond Street, up by 2.5%, and Next, up by 11.9%, partially offset by Optima and Apollo Soyuz, down by 0.7% and 9.2%, respectively. Our market share of 26.1%, as measured by Nielsen, was essentially flat. Market share of Parliament was up by 0.2 share points to 3.3%; Marlboro was down by 0.1 share point to 1.8%; L&M was up by 0.1 share point to 2.6% and Chesterfield was down by 0.3 share points to 3.1%; Bond Street was up by 0.3 share points to 6.6%; and Next was up by 0.1 share point to 3.0%.
In Turkey, the total cigarette market decreased by an estimated 11.6% to 18.2 billion units, primarily reflecting the unfavorable reversal in the quarter of trade inventory movements in the fourth quarter of 2012, ahead of the January 2013 excise tax increase. Although our shipment volume decreased by 17.4%, our market share, as measured by Nielsen, remained flat at 44.7%, driven by premium Parliament and mid-price Muratti, up by 0.9 and 0.4 share points to 9.3% and 6.8%, respectively, offset by a decline in low-price L&M, down by 0.8 share points to 7.6%. Market share of Marlboro was down by 0.2 share points to 8.9%.
In Ukraine, the total cigarette market declined by an estimated 11.6% to 16.3 billion units, reflecting a challenging comparison to the first quarter of 2012, in which the total cigarette market was up by 5.6%, and the reversal of trade inventory movements in the fourth quarter of 2012 ahead of an excise tax restructuring in January 2013. Our shipment volume increased by 1.8%, driven by Optima and President. Our market share, as measured by Nielsen, was up by 1.7 share points to 33.9%, mainly due to growth from our low-price segment brands of Bond Street, Optima and President. Share for premium Parliament was up by 0.2 share points to 3.3%. Market share of Marlboro was down by 0.2 share points to 5.6%.
Asia. Net revenues, which include excise taxes billed to customers, increased by $74 million (1.4%). Excluding excise taxes, net revenues increased by $13 million (0.5%) to $2.8 billion. This increase was due to:

•	price increases ($193 million), partly offset by

•	unfavorable currency ($121 million) and

•	unfavorable volume/mix ($59 million, primarily due to the Philippines).

Operating companies income of $1.3 billion decreased by $65 million (4.6%). This decrease was due primarily to:

•	unfavorable currency ($103 million),

•	higher manufacturing costs ($76 million, principally in Indonesia),

•	unfavorable volume/mix ($43 million) and

•	higher marketing, administration and research costs ($33 million, including the timing of expenditures behind new brand launches in Japan), partly offset by

•	price increases ($193 million).
Our cigarette shipment volume decreased by 10.4%, due primarily to the decline in the Philippines. Excluding the Philippines, our cigarette shipment volume increased by 2.8%, with increases mainly in Indonesia and Japan. Shipment volume of Marlboro was down by 6.6%, or up by 4.4% excluding the Philippines, driven by Japan.
In Indonesia, the total cigarette market was up by 0.8% to 74.5 billion units, reflecting a challenging comparison to the first quarter of 2012 in which the total cigarette market grew by 13.9%. The total cigarette market for the full-year 2013 is estimated to increase by approximately 5% to 6%. Our shipment volume in the quarter grew by 4.9%. Our market share was up by 1.4 share points to 36.3%, driven notably by Sampoerna A in the premium segment, up by 0.8 share points to 14.4%, and mid-price U Mild, up by 1.2 share points to 4.1%. Marlboro's market share was up by 0.1 share point to 5.0% and its share of the “white” cigarettes segment increased by 4.0 share points to 74.5%.
In Japan, the total cigarette market decreased by 3.2% to 45.1 billion units. Our shipment volume was up by 6.9%, reflecting favorable distributor inventory movements. Although our market share was down by 0.5 share points to 27.5%, reflecting widespread promotional activities by our principal competitor, Marlboro continued to demonstrate resilience with share unchanged at 12.3%. Share of Lark and Philip Morris was down by 0.4 and 0.2 share points to 8.3% and 2.2%, respectively, partially offset by Virginia S., up by 0.2 share points to 2.2%.
In Korea, the total cigarette market increased by 0.6% to 20.5 billion units, reflecting trade inventory movements ahead of a speculated excise tax increase. Our shipment volume decreased by 4.3%, reflecting share declines following our price increases in February 2012. Our market share was down by 1.2 share points to 19.2%. Market shares of Marlboro and Parliament were down by 1.2 and 0.2 share points to 7.6% and 6.8%, respectively, partly offset by Virginia S., up by 0.5 share points to 4.1%.
In the Philippines, our shipment volume was down by 42.5%, primarily reflecting: the unfavorable impact of the disruptive excise tax increase in January 2013, which resulted in a recommended retail selling price increase for premium Marlboro and low-price

Fortune of approximately 60% and 70%, respectively; the reversal of the prior-year trade inventory build-up in anticipation of the tax increase; and, the unfavorable impact of higher prices on trade working capital requirements. Although industry cigarette shipment volume was estimated to have declined by 39%, Nielsen consumer off-take data indicates that total cigarette consumption declined significantly less. The difference reflects the unfavorable impact of the trade inventory movements and the high prevalence of local non-duty paid product. Total industry cigarette shipments are estimated to decline by 20% to 25% for the full-year 2013. Market share in the quarter declined by 5.0 share points to 87.8%. Marlboro's market share was up by 0.7 share points to 21.6%. Share of low-price Fortune was down by 6.2 share points to 43.5%.
Latin America & Canada. Net revenues, which include excise taxes billed to customers, increased by $24 million (1.0%). Excluding excise taxes, net revenues decreased by $2 million (0.3%) to $781 million. This decrease was due to:

•	unfavorable volume/mix ($59 million) and

•	unfavorable currency ($19 million), partly offset by

•	price increases ($76 million).

Operating companies income of $254 million increased by $17 million (7.2%). This increase was due primarily to:

•	price increases ($76 million) and

•	lower marketing, administration and research costs ($14 million), partly offset by

•	unfavorable volume/mix ($51 million) and

•	higher manufacturing costs ($26 million).
Our cigarette shipment volume in Latin America & Canada decreased by 7.5%, principally due to a lower total market in Brazil and a lower total market and share in Argentina and Mexico. Shipment volume of Marlboro decreased by 6.8%, mainly reflecting total market declines in Argentina, Brazil and Mexico, partly offset by market share gains in Brazil and Colombia.
In Argentina, the total cigarette market decreased by 4.9% to 10.8 billion units, largely due to the weakening of the economy. Our cigarette shipment volume decreased by 5.3%. Our market share was down by 0.5 share points to 74.6%. The share decline was mainly driven by Marlboro and low-price Next, down by 0.8 and 0.5 share points to 24.0% and 2.8%, respectively, partially offset by share of mid-price Philip Morris, up by 1.5 share points to 40.1%.
In Canada, the total tax-paid cigarette market was down by 4.3% to 6.3 billion units, primarily reflecting trade inventory movements of competitors' products in 2012. Although our cigarette shipment volume declined by 2.0%, market share was up by 0.7 share points to 36.1%, with premium brand Belmont up by 0.1 share point to 2.4%, and low-price brand Next up by 1.9 share points to 9.1%, partly offset by mid-price Number 7 and low-price Accord, down by 0.1 and 0.4 share points, to 4.3% and 3.0%, respectively. Market share of mid-price Canadian Classics was up by 0.1 share point to 10.0%.
In Mexico, the total cigarette market was down by 2.7% to 8.1 billion units, primarily reflecting the impact of price increases in 2012 and January 2013. Our cigarette shipment volume decreased by 3.9%. Our market share declined by 0.8 share points to 73.5%. Although share of Marlboro was down by 1.1 share points to 53.2%, its share of the premium price segment increased by 0.8 share points to 81.1%. Market share of premium Benson & Hedges declined by 0.5 share points to 5.8%. While market share of low-price Delicados, decreased by 0.3 share points to 10.5%, the decline was offset by gains from our other local low-price brands.

Financial Review
Net Cash Provided by Operating Activities
Net cash provided by operating activities of $1.4 billion during the first three months of 2013 decreased by $535 million from the comparable 2012 period. The decrease was due primarily to an increase in our working capital requirements.

The unfavorable movements in working capital were due primarily to the following:

•	more cash used for income taxes ($681 million), primarily due to the timing of payments; and

•	less cash provided by inventories ($230 million), primarily due to the impact of forestalling on finished goods inventories; partly offset by

•	less cash used for accrued liabilities and other current assets ($283 million), largely due to the timing of payments for excise taxes; and

•	less cash used for accounts receivable ($84 million), primarily due to the timing of cash collections and higher trade purchases in 2012 in anticipation of excise-tax driven price changes.
Net Cash Used in Investing Activities
Net cash used in investing activities of $222 million during the first three months of 2013 decreased by $2 million from the comparable 2012 period.
Our capital expenditures were $240 million and $227 million during the three months ended March 31, 2013 and 2012, respectively. The 2013 expenditures were primarily related to investments in productivity-enhancing programs, equipment for new products and the expansion of our capacity in Indonesia and Russia.
Net Cash Used in Financing Activities
During the first three months of 2013, net cash used in financing activities was $53 million, compared with net cash used in financing activities of $783 million during the first three months of 2012. During the first three months of 2013, we used a total of $4.6 billion to repurchase our common stock, pay dividends, and repay debt. These uses were more than offset by proceeds from our debt offerings and short-term borrowings in 2013 of $4.7 billion. During the first three months of 2012, we used a total of $5.2 billion to repurchase our common stock, pay dividends, and repay debt. These uses were partially offset by proceeds from our debt offerings and short-term borrowings in 2012 of $4.5 billion.
Dividends paid in the first three months of 2013 and 2012 were $1.4 billion and $1.3 billion, respectively. The increase reflects a higher dividend rate in 2013, partially offset by lower shares outstanding as a result of our share repurchase programs.
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
Credit Ratings - The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. At March 31, 2013, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Stable
Fitch	F1	A	Stable

Credit Facilities – On February 12, 2013, we entered into a 364-day revolving credit facility in the amount of $2.0 billion. At March 31, 2013, our committed credit facilities and commercial paper outstanding were as follows:

(in billions)
Type	Committed Credit Facilities	Commercial Paper
364-day revolving credit, expiring February 11, 2014	$2.0
Multi-year revolving credit, expiring March 31, 2015	2.5
Multi-year revolving credit, expiring October 25, 2016	3.5
Total facilities	$8.0
Commercial paper outstanding		$1.1
At March 31, 2013, there were no borrowings under the committed credit facilities, and the entire committed amounts were available for borrowing.
All banks participating in our committed credit facilities have an investment-grade long-term credit rating from the credit rating agencies. We continuously monitor the credit quality of our banking group, and at this time we are not aware of any potential non-performing credit provider.
Each of these facilities requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“consolidated EBITDA”) to consolidated interest expense of not less than 3.5 to 1.0 on a rolling four-quarter basis. At March 31, 2013, our ratio calculated in accordance with the agreements was 15.6 to 1.0. These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require us to post collateral. We expect to continue to meet our covenants. The terms “consolidated EBITDA” and “consolidated interest expense,” both of which include certain adjustments, are defined in the facility agreements previously filed with the U.S. Securities and Exchange Commission.
In addition to the committed credit facilities discussed above, certain of our subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $1.9 billion at March 31, 2013 and $2.0 billion at December 31, 2012, are for the sole use of our subsidiaries. Borrowings under these arrangements amounted to $440 million at March 31, 2013, and $447 million at December 31, 2012.
Commercial Paper Program - We have commercial paper programs in place in the U.S. and in Europe. At March 31, 2013 and December 31, 2012, we had $1.1 billion and $2.0 billion, respectively, of commercial paper outstanding.
Effective April 19, 2013, our commercial paper program in the U.S. was increased by $2.0 billion. As a result, our commercial paper programs in place in the U.S. and in Europe currently have an aggregate issuance capacity of $8.0 billion.
The existence of the commercial paper program and the committed credit facilities, coupled with our operating cash flows, will enable us to meet our liquidity requirements.
Debt - Our total debt was $25.6 billion at March 31, 2013 and $22.8 billion at December 31, 2012.
On February 28, 2011, we filed a new shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.

Our debt offerings in the first quarter of 2013 were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity

U.S. dollar notes	(a)	$400	Floating	March 2013	February 2015
U.S. dollar notes	(b)	$600	2.625%	March 2013	March 2023
U.S. dollar notes	(b)	$850	4.125%	March 2013	March 2043
EURO notes	(c)	€1,250 (approximately $1,621)	1.750%	March 2013	March 2020
EURO notes	(c)	€750 (approximately $972)	2.750%	March 2013	March 2025
Swiss franc notes	(d)	CHF200 (approximately $217)	0.875%	March 2013	March 2019

(a) Interest on these notes is payable quarterly in arrears beginning in May 2013. The notes will bear interest from date of issuance at a rate per annum, reset quarterly, equal to three month LIBOR plus 0.05%.
(b) Interest on these notes is payable semiannually in arrears beginning in September 2013.
(c) Interest on these notes is payable annually in arrears beginning in March 2014.
(d) Interest on these notes is payable annually in arrears beginning in March 2014.
The net proceeds from the sale of the securities listed in the table above were used to meet our working capital requirements, to repurchase our common stock, to refinance debt and for general corporate purposes.
Guarantees - At March 31, 2013, we were contingently liable for $0.8 billion of guarantees of our own performance, which were primarily related to excise taxes on the shipment of our products. There is no liability in the condensed consolidated financial statements associated with these guarantees. At March 31, 2013, our third-party guarantees were insignificant.
Equity and Dividends
As discussed in Note 3. Stock Plans to our condensed consolidated financial statements, during the three months ended March 31, 2013, we granted 2.8 million shares of deferred stock awards to eligible employees at a weighted-average grant date fair value of $88.43 per share. Equity awards generally vest three or more years after the date of the award, subject to earlier vesting on death or disability or normal retirement, or separation from employment by mutual agreement after reaching age 58.
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
On August 1, 2012, we began repurchasing shares under a new three-year $18.0 billion share repurchase program that was authorized by our Board of Directors in June 2012. From August 1, 2012, through March 31, 2013, we repurchased 48.9 million shares of our common stock at a cost of $4.4 billion under this new repurchase program. During the first three months of 2013, we repurchased 16.7 million shares at a cost of $1.5 billion. During the first three months of 2012, we repurchased 18.1 million shares at a cost of $1.5 billion under our $12 billion share repurchase program.
As previously announced on February 7, 2013, we have a share repurchase target amount for 2013 of $6.0 billion.
Dividends paid in the first three months of 2013 were $1.4 billion. During the third quarter of 2012, our Board of Directors approved a 10.4% increase in the quarterly dividend to $0.85 per common share. As a result, the present annualized dividend rate is $3.40 per common share.

Market Risk
Counterparty Risk - We predominantly work with financial institutions with strong short and long-term credit ratings as assigned by Standard & Poor’s and Moody’s. These banks are also part of a defined group of relationship banks. Non-investment grade institutions are only used in certain emerging markets to the extent required by local business needs. We have a conservative approach when it comes to choosing financial counterparties and financial instruments. As such we do not invest or hold investments in any structured or equity-linked products. The majority of our cash and cash equivalents is currently invested in bank deposits maturing within less than 30 days.
We continuously monitor and assess the credit worthiness of all our counterparties.
Derivative Financial Instruments - We operate in markets outside of the United States, with manufacturing and sales facilities in various locations throughout the world. Consequently, we use certain financial instruments to manage our foreign currency and interest rate exposure. We use derivative financial instruments principally to reduce our exposure to market risks resulting from fluctuations in foreign exchange rates by creating offsetting exposures. We are not a party to leveraged derivatives and, by policy, do not use derivative financial instruments for speculative purposes.
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
Increases in cigarette taxes are expected to continue to have an adverse impact on our sales of cigarettes, due to resulting lower consumption levels, a shift in sales from manufactured cigarettes to other tobacco products and from the premium-price to the mid-price or low-price cigarette categories, where we may be under-represented, from local sales to legal cross-border purchases of lower price products, or to illicit products such as contraband, counterfeit and "illicit whites."

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
Information regarding Risk Factors appears in “MD&A – Cautionary Factors That May Affect Future Results,” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity for each of the three months in the quarter ended March 31, 2013 was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2013 – January 31, 2013 (1)	5,861,404	$87.02	38,066,935	$14,636,973,193
February 1, 2013 – February 28, 2013 (1)	4,304,912	$91.33	42,371,847	$14,243,786,980
March 1, 2013 – March 31, 2013 (1)	6,519,062	$91.54	48,890,909	$13,647,045,884
Pursuant to Publicly Announced Plans or Programs	16,685,378	$89.90
January 1, 2013 – January 31, 2013 (3)	17,426	$87.74
February 1, 2013 – February 28, 2013 (3)	331,755	$90.43
March 1, 2013 – March 31, 2013 (3)	—	$—
For the Quarter Ended March 31, 2013	17,034,559	$89.91

(1)
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

Item 6.	Exhibits.

3.1	Amended and Restated By-Laws of Philip Morris International Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed March 13, 2013).

10.1	Employment Agreement with Marc S. Firestone

10.2	Employment Agreement with Miroslaw Zielinski

10.3	Form of Deferred Stock Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 12, 2013).

10.4
Credit Agreement, dated as of February 12, 2013, among Philip Morris International Inc., the lenders named therein and The Royal Bank of Scotland plc, as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 15, 2013).

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

May 3, 2013