Form 10-Q
period 2013-06-30
Philip Morris International Inc.
filed 2013-08-02
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At July 31, 2013, there were 1,618,547,859 shares outstanding of the registrant’s common stock, no par value per share.

PHILIP MORRIS INTERNATIONAL INC.

In this report, “PMI,” “we,” “us” and “our” refers to Philip Morris International Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$3,586	$2,983
Receivables (less allowances of $56 in 2013 and 2012)	3,964	3,589
Inventories:
Leaf tobacco	3,803	3,548
Other raw materials	1,888	1,610
Finished product	2,526	3,791
	8,217	8,949
Deferred income taxes	376	450
Other current assets	612	619
Total current assets	16,755	16,590
Property, plant and equipment, at cost	13,479	13,879
Less: accumulated depreciation	7,083	7,234
	6,396	6,645
Goodwill (Note 5)	9,529	9,900
Other intangible assets, net (Note 5)	3,472	3,619
Other assets	988	916
TOTAL ASSETS	$37,140	$37,670

See notes to condensed consolidated financial statements.
Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share data)
(Unaudited)

	June 30, 2013	December 31, 2012
LIABILITIES
Short-term borrowings (Note 12)	$2,684	$2,419
Current portion of long-term debt (Note 12)	1,256	2,781
Accounts payable	1,045	1,103
Accrued liabilities:
Marketing and selling	509	527
Taxes, except income taxes	5,228	5,350
Employment costs	806	896
Dividends payable	1,391	1,418
Other	956	952
Income taxes	710	1,456
Deferred income taxes	121	114
Total current liabilities	14,706	17,016
Long-term debt (Note 12)	21,559	17,639
Deferred income taxes	1,842	1,875
Employment costs	2,472	2,574
Other liabilities	490	419
Total liabilities	41,069	39,523
Contingencies (Note 10)
Redeemable noncontrolling interest (Note 7)	1,296	1,301
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2013 and 2012)	—	—
Additional paid-in capital	1,306	1,334
Earnings reinvested in the business	26,537	25,076
Accumulated other comprehensive losses	(4,115)	(3,604)
	23,728	22,806
Less: cost of repurchased stock (486,557,135 and 455,703,347 shares in 2013 and 2012, respectively)	29,194	26,282
Total PMI stockholders’ deficit	(5,466)	(3,476)
Noncontrolling interests	241	322
Total stockholders’ deficit	(5,225)	(3,154)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$37,140	$37,670

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings.
(in millions of dollars, except per share data)
(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
Net revenues	$39,010	$38,059
Cost of sales	5,190	5,108
Excise taxes on products	23,509	22,491
Gross profit	10,311	10,460
Marketing, administration and research costs	3,536	3,388
Asset impairment and exit costs (Note 2)	8	16
Amortization of intangibles	48	49
Operating income	6,719	7,007
Interest expense, net	482	422
Earnings before income taxes	6,237	6,585
Provision for income taxes	1,825	1,946
Net earnings	4,412	4,639
Net earnings attributable to noncontrolling interests	163	161
Net earnings attributable to PMI	$4,249	$4,478
Per share data (Note 8):
Basic earnings per share	$2.58	$2.60
Diluted earnings per share	$2.58	$2.60
Dividends declared	$1.70	$1.54

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended June 30,
	2013	2012
Net revenues	$20,483	$20,037
Cost of sales	2,701	2,666
Excise taxes on products	12,566	11,917
Gross profit	5,216	5,454
Marketing, administration and research costs	1,855	1,817
Asset impairment and exit costs (Note 2)	5	8
Amortization of intangibles	24	25
Operating income	3,332	3,604
Interest expense, net	246	209
Earnings before income taxes	3,086	3,395
Provision for income taxes	892	988
Net earnings	2,194	2,407
Net earnings attributable to noncontrolling interests	70	90
Net earnings attributable to PMI	$2,124	$2,317
Per share data (Note 8):
Basic earnings per share	$1.30	$1.36
Diluted earnings per share	$1.30	$1.36
Dividends declared	$0.85	$0.77

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
Net earnings	$4,412	$4,639
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments, net of income taxes of $24 in 2013 and ($33) in 2012	(722)	(566)
Change in net loss and prior service cost:
Net losses and prior service costs, net of income taxes of $- in 2013 and $- in 2012	—	(1)
Amortization of net losses, prior service costs and net transition costs, net of income taxes of ($27) in 2013 and ($21) in 2012	118	78
Change in fair value of derivatives accounted for as hedges:
Gains transferred to earnings, net of income taxes of $14 in 2013 and $1 in 2012	(95)	(12)
Gains recognized, net of income taxes of ($23) in 2013 and ($1) in 2012	156	12
Total other comprehensive losses	(543)	(489)
Total comprehensive earnings	3,869	4,150
Less comprehensive earnings attributable to:
Noncontrolling interests	88	86
Redeemable noncontrolling interest	43	99
Comprehensive earnings attributable to PMI	$3,738	$3,965

See notes to condensed consolidated financial statements

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended June 30,
	2013	2012
Net earnings	$2,194	$2,407
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments, net of income taxes of $52 in 2013 and ($55) in 2012	(488)	(1,027)
Change in net loss and prior service cost:
Net losses and prior service costs, net of income taxes of $- in 2013 and $- in 2012	—	(1)
Amortization of net losses, prior service costs and net transition costs, net of income taxes of ($13) in 2013 and ($9) in 2012	59	40
Change in fair value of derivatives accounted for as hedges:
Gains transferred to earnings, net of income taxes of $10 in 2013 and $- in 2012	(64)	(2)
Gains (losses) recognized, net of income taxes of ($10) in 2013 and $4 in 2012	60	(34)
Total other comprehensive losses	(433)	(1,024)
Total comprehensive earnings	1,761	1,383
Less comprehensive earnings attributable to:
Noncontrolling interests	35	25
Redeemable noncontrolling interest	(3)	50
Comprehensive earnings attributable to PMI	$1,729	$1,308

See notes to condensed consolidated financial statements

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
for the Six Months Ended June 30, 2013 and 2012
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests		Total
Balances, January 1, 2012	$—	$1,235	$21,757	$(2,863)	$(19,900)	$322		$551
Net earnings			4,478			74	(a)	4,552	(a)
Other comprehensive earnings (losses), net of income taxes				(513)		12	(a)	(501)	(a)
Issuance of stock awards and exercise of stock options		(2)			113			111
Dividends declared ($1.54 per share)			(2,636)					(2,636)
Payments to noncontrolling interests						(158)		(158)
Common stock repurchased					(3,035)			(3,035)
Balances, June 30, 2012	$—	$1,233	$23,599	$(3,376)	$(22,822)	$250		$(1,116)
Balances, January 1, 2013	$—	$1,334	$25,076	$(3,604)	$(26,282)	$322		$(3,154)
Net earnings			4,249			96	(a)	4,345	(a)
Other comprehensive earnings (losses), net of income taxes				(511)		(8)	(a)	(519)	(a)
Issuance of stock awards and exercise of stock options		(28)			134			106
Dividends declared ($1.70 per share)			(2,788)					(2,788)
Payments to noncontrolling interests						(169)		(169)
Common stock repurchased					(3,046)			(3,046)
Balances, June 30, 2013	$—	$1,306	$26,537	$(4,115)	$(29,194)	$241		$(5,225)
(a) For the six months ended June 30, 2012, net earnings attributable to noncontrolling interests exclude $87 million of earnings related to the redeemable noncontrolling interest, which is reported outside of the equity section in the condensed consolidated balance sheet. Other comprehensive earnings, net of income taxes, also exclude $12 million of net currency translation adjustment gains related to the redeemable noncontrolling interest at June 30, 2012. For the six months ended June 30, 2013, net earnings attributable to noncontrolling interests exclude $67 million of earnings related to the redeemable noncontrolling interest, which is reported outside of the equity section in the condensed consolidated balance sheet. Other comprehensive earnings, net of income taxes, also exclude $24 million of net currency translation adjustment losses related to the redeemable noncontrolling interest at June 30, 2013.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$4,412	$4,639

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	441	449
Deferred income tax provision (benefit)	69	(34)
Asset impairment and exit costs, net of cash paid	(4)	(4)
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	(534)	(413)
Inventories	472	577
Accounts payable	61	80
Income taxes	(800)	20
Accrued liabilities and other current assets	154	(150)
Pension plan contributions	(56)	(56)
Other	285	270
Net cash provided by operating activities	4,500	5,378

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(520)	(476)
Other	29	(36)
Net cash used in investing activities	(491)	(512)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Short-term borrowing activity by original maturity:
Net (repayments) issuances - maturities of 90 days or less	$(101)	$1,930
Issuances - maturities longer than 90 days	535	478
Repayments - maturities longer than 90 days	(139)	(1,215)
Long-term debt proceeds	5,205	2,981
Long-term debt repaid	(2,738)	(1,725)
Repurchases of common stock	(3,028)	(3,059)
Dividends paid	(2,815)	(2,663)
Other	(218)	(215)
Net cash used in financing activities	(3,299)	(3,488)
Effect of exchange rate changes on cash and cash equivalents	(107)	(82)

Cash and cash equivalents:
Increase	603	1,296
Balance at beginning of period	2,983	2,550
Balance at end of period	$3,586	$3,846

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

Note 2. Asset Impairment and Exit Costs:
Pre-tax asset impairment and exit costs consisted of the following:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2013	2012	2013	2012
Separation programs:
Latin America & Canada	$—	$16	$—	$8
Total separation programs	—	16	—	8
Contract termination charges:
Asia	8	—	5	—
Total contract termination charges	8	—	5	—
Asset impairment and exit costs	$8	$16	$5	$8

Exit Costs
Separation Programs
PMI recorded pre-tax separation program charges of $16 million and $8 million for the six months and three months ended June 30, 2012, respectively. The 2012 pre-tax separation program charges primarily related to severance costs associated with the optimization of our manufacturing footprint.

Contract Termination Charges

During the six months and three months ended June 30, 2013, PMI recorded exit costs of $8 million and $5 million, respectively, related to the termination of distribution agreements.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Movement in Exit Cost Liabilities
The movement in exit cost liabilities for the six months ended June 30, 2013 was as follows:

(in millions)
Liability balance, January 1, 2013	$20
Charges	8
Cash spent	(12)
Currency/other	—
Liability balance, June 30, 2013	$16
Cash payments related to exit costs at PMI were $12 million and $7 million for the six months and three months ended June 30, 2013, respectively, and $20 million and $7 million for the six months and three months ended June 30, 2012, respectively. Future cash payments for exit costs incurred to date are expected to be approximately $16 million, and will be substantially paid by the end of 2013.

Note 3. Stock Plans:
In May 2012, PMI’s stockholders approved the Philip Morris International Inc. 2012 Performance Incentive Plan (the “2012 Plan”). The 2012 Plan replaced the 2008 Performance Incentive Plan (the “2008 Plan”) and, as a result, there will be no additional grants under the 2008 Plan. Under the 2012 Plan, PMI may grant to eligible employees restricted stock, restricted stock units and deferred stock units, performance-based cash incentive awards and performance-based equity awards. Up to 30 million shares of PMI’s common stock may be issued under the 2012 Plan. At June 30, 2013, shares available for grant under the 2012 Plan were 27,212,610.
In 2008, PMI adopted the Philip Morris International Inc. 2008 Stock Compensation Plan for Non-Employee Directors (the “Non-Employee Directors Plan”). A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the Non-Employee Directors Plan. At June 30, 2013, shares available for grant under the plan were 783,905.
During the six months ended June 30, 2013, PMI granted 2.8 million shares of deferred stock awards to eligible employees at a weighted-average grant date fair value of $88.43 per share. During the six months ended June 30, 2012, PMI granted 3.2 million shares of deferred stock awards to eligible employees at a weighted-average grant date fair value of $79.57 per share. PMI recorded compensation expense related to stock awards of $124 million and $136 million during the six months ended June 30, 2013 and 2012, respectively and $52 million and $59 million during the three months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, PMI had $331 million of total unrecognized compensation cost related to non-vested restricted and deferred stock awards. The cost is recognized over the original restriction period of the awards, which is typically three or more years after the date of the award, subject to earlier vesting on death or disability or normal retirement, or separation from employment by mutual agreement after reaching age 58.

During the six months ended June 30, 2013, 3.1 million shares of PMI restricted stock and deferred stock awards vested. The grant date fair value of all the vested shares was approximately $154 million. The total fair value of restricted stock and deferred stock awards that vested during the six months ended June 30, 2013 was approximately $285 million.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Pension Plans
Components of Net Periodic Benefit Cost
Net periodic pension cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Service cost	$4	$4	$127	$96
Interest cost	8	8	84	96
Expected return on plan assets	(8)	(8)	(173)	(162)
Amortization:
Net loss	6	5	102	62
Prior service cost	1	1	5	4
Net transition obligation	—	—	1	—
Net periodic pension cost	$11	$10	$146	$96

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2013	2012	2013	2012
Service cost	$2	$2	$62	$47
Interest cost	4	4	41	47
Expected return on plan assets	(4)	(4)	(86)	(78)
Amortization:
Net loss	3	2	51	31
Prior service cost	1	1	3	1
Net transition obligation	—	—	1	—
Net periodic pension cost	$6	$5	$72	$48

Employer Contributions
PMI makes, and plans to make, contributions, to the extent that they are tax deductible and to meet specific funding requirements of its funded U.S. and non-U.S. plans. Employer contributions of $56 million were made to the pension plans during the six months ended June 30, 2013. Currently, PMI anticipates making additional contributions during the remainder of 2013 of approximately $164 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5. Goodwill and Other Intangible Assets, net:
Goodwill and other intangible assets, net, by segment were as follows:

	Goodwill		Other Intangible Assets, net
(in millions)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
European Union	$1,406	$1,448	$613	$647
Eastern Europe, Middle East & Africa	606	637	232	242
Asia	4,623	4,791	1,477	1,542
Latin America & Canada	2,894	3,024	1,150	1,188
Total	$9,529	$9,900	$3,472	$3,619
Goodwill is due primarily to PMI’s acquisitions in Canada, Indonesia, Mexico, Greece, Serbia, Colombia and Pakistan, as well as the business combination in the Philippines in February 2010. The movements in goodwill from December 31, 2012, were as follows:

(in millions)	European Union	Eastern Europe, Middle East & Africa	Asia	Latin America & Canada	Total
Balances, December 31, 2012	$1,448	$637	$4,791	$3,024	$9,900
Changes due to:
Currency	(42)	(31)	(168)	(130)	(371)
Balances, June 30, 2013	$1,406	$606	$4,623	$2,894	$9,529
Additional details of other intangible assets were as follows:

	June 30, 2013		December 31, 2012
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$2,010		$2,046
Amortizable intangible assets	1,966	$504	2,046	$473
Total other intangible assets	$3,976	$504	$4,092	$473

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia in 2005 and Mexico in 2007. Amortizable intangible assets primarily consist of certain trademarks, distribution networks and non-compete agreements associated with business combinations. The range of useful lives as well as the weighted-average remaining useful life of amortizable intangible assets at June 30, 2013 is as follows:

Description	Initial Estimated Useful Lives	Weighted-Average Remaining Useful Life
Trademarks	2 - 40 years	25 years
Distribution networks	20 - 30 years	15 years
Non-compete agreements	3 - 10 years	2 years
Other (including farmer contracts and intellectual property rights)	12.5 - 17 years	12 years

Pre-tax amortization expense for intangible assets during the six months ended June 30, 2013 and 2012, was $48 million and $49 million, respectively, and $24 million and $25 million for the three months ended June 30, 2013 and 2012, respectively.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Amortization expense for each of the next five years is estimated to be $96 million or less, assuming no additional transactions occur that require the amortization of intangible assets.
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
PMI uses deliverable and non-deliverable forward foreign exchange contracts, foreign currency swaps and foreign currency options, collectively referred to as foreign exchange contracts, to mitigate its exposure to changes in exchange and interest rates from third-party and intercompany actual and forecasted transactions. The primary currencies to which PMI is exposed include the Australian dollar, Euro, Indonesian rupiah, Japanese yen, Mexican peso, Russian ruble, Swiss franc and Turkish lira. At June 30, 2013, PMI had contracts with aggregate notional amounts of $14.1 billion. Of the $14.1 billion aggregate notional amount at June 30, 2013, $4.0 billion related to cash flow hedges, $0.7 billion related to hedges of net investments in foreign operations and $9.4 billion related to other derivatives that primarily offset currency exposures on intercompany financing.
The fair values of PMI’s foreign exchange contracts included in the condensed consolidated balance sheet as of June 30, 2013 and December 31, 2012, were as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in millions)	Balance Sheet Classification	At June 30, 2013	At December 31, 2012	Balance Sheet Classification	At June 30, 2013	At December 31, 2012
Foreign exchange contracts designated as hedging instruments	Other current assets	$226	$146	Other accrued liabilities	$6	$8
	Other assets	46	—	Other liabilities	12	—
Foreign exchange contracts not designated as hedging instruments	Other current assets	32	14	Other accrued liabilities	51	47
	Other assets	4	—
Total derivatives		$308	$160		$69	$55

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Hedging activities, which represent movement in derivatives as well as the respective underlying transactions, had the following effect on PMI’s condensed consolidated statements of earnings and other comprehensive earnings for the six months and three months ended June 30, 2013 and 2012:

(in millions)	For the Six Months Ended June 30, 2013
Gain (Loss)	Cash Flow Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$125		$—		$125
Cost of sales	6		—		6
Marketing, administration and research costs	—		—		—
Operating income	131		—		131
Interest expense, net	(22)		2		(20)
Earnings before income taxes	109		2		111
Provision for income taxes	(14)		1		(13)
Net earnings attributable to PMI	$95		$3		$98
Other Comprehensive Earnings/(Losses):
Gains transferred to earnings	$(109)			$14	$(95)
Recognized gains	179			(23)	156
Net impact on equity	$70			$(9)	$61
Currency translation adjustments		$16		$(1)	$15

(in millions)	For the Six Months Ended June 30, 2012
Gain (Loss)	Cash Flow Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$24		$—		$24
Cost of sales	19		—		19
Marketing, administration and research costs	—		—		—
Operating income	43		—		43
Interest expense, net	(30)		6		(24)
Earnings before income taxes	13		6		19
Provision for income taxes	(1)		—		(1)
Net earnings attributable to PMI	$12		$6		$18
Other Comprehensive Earnings/(Losses):
Gains transferred to earnings	$(13)			$1	$(12)
Recognized gains	13			(1)	12
Net impact on equity	$—			$—	$—
Currency translation adjustments		$—			$—

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in millions)	For the Three Months Ended June 30, 2013
Gain (Loss)	Cash Flow Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$84		$—		$84
Cost of sales	3		—		3
Marketing, administration and research costs	—		—		—
Operating income	87		—		87
Interest expense, net	(13)		2		(11)
Earnings before income taxes	74		2		76
Provision for income taxes	(10)		1		(9)
Net earnings attributable to PMI	$64		$3		$67
Other Comprehensive Earnings/(Losses):
Gains transferred to earnings	$(74)			$10	$(64)
Recognized gains	70			(10)	60
Net impact on equity	$(4)			$—	$(4)
Currency translation adjustments		$13		(1)	$12

(in millions)	For the Three Months Ended June 30, 2012
Gain (Loss)	Cash Flow Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$13		$—		$13
Cost of sales	4		—		4
Marketing, administration and research costs	—		—		—
Operating income	17		—		17
Interest expense, net	(15)		5		(10)
Earnings before income taxes	2		5		7
Provision for income taxes	—		—		—
Net earnings attributable to PMI	$2		$5		$7
Other Comprehensive Earnings/(Losses):
Gains transferred to earnings	$(2)			$—	$(2)
Recognized losses	(38)			4	(34)
Net impact on equity	$(40)			$4	$(36)
Currency translation adjustments		$—			$—

Each type of hedging activity is described in greater detail below.
Cash Flow Hedges
PMI has entered into foreign exchange contracts to hedge foreign currency exchange risk related to certain forecasted transactions. The effective portion of gains and losses associated with qualifying cash flow hedge contracts is deferred as a component of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. During the six months and three months ended June 30, 2013 and 2012, ineffectiveness related to cash

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

flow hedges was not material. As of June 30, 2013, PMI has hedged forecasted transactions for periods not exceeding the next eighteen months. The impact of these hedges is included in operating cash flows on PMI’s condensed consolidated statements of cash flows.

For the six months and three months ended June 30, 2013 and 2012, foreign exchange contracts that were designated as cash flow hedging instruments impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives
		2013	2012	2013	2012
Foreign exchange contracts				$179	$13
	Net revenues	$125	$24
	Cost of sales	6	19
	Marketing, administration and research costs	—	—
	Interest expense, net	(22)	(30)
Total		$109	$13	$179	$13

(pre-tax, in millions)	For the Three Months Ended June 30,
Derivatives in Cash Flow Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives
		2013	2012	2013	2012
Foreign exchange contracts				$70	$(38)
	Net revenues	$84	$13
	Cost of sales	3	4
	Marketing, administration and research costs	—	—
	Interest expense, net	(13)	(15)
Total		$74	$2	$70	$(38)

Hedges of Net Investments in Foreign Operations
PMI designates certain foreign currency denominated debt and foreign exchange contracts as net investment hedges of its foreign operations. For the six months ended June 30, 2013 and 2012, these hedges of net investments resulted in gains (losses), net of income taxes, of $36 million and $40 million, respectively. For the three months ended June 30, 2013 and 2012, these hedges of net investments resulted in gains (losses), net of income taxes, of $(55) million and $82 million, respectively. These gains (losses) were reported as a component of accumulated other comprehensive losses within currency translation adjustments. For the six months and three months ended June 30, 2013 and 2012, ineffectiveness related to net investment hedges was not material. Other investing cash flows on PMI’s condensed consolidated statements of cash flows include the premiums paid for and settlements of net investment hedges.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the six months and three months ended June 30, 2013 and 2012, foreign exchange contracts that were designated as net investment hedging instruments impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Six Months Ended June 30,
Derivatives in Net Investment Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives
		2013	2012	2013	2012
Foreign exchange contracts				$16	$—
	Interest expense, net	$—	$—

(pre-tax, in millions)	For the Three Months Ended June 30,
Derivatives in Net Investment Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives
		2013	2012	2013	2012
Foreign exchange contracts				$13	$—
	Interest expense, net	$—	$—

Other Derivatives
PMI has entered into foreign exchange contracts to hedge the foreign currency exchange and interest rate risks related to intercompany loans between certain subsidiaries, and third-party loans. While effective as economic hedges, no hedge accounting is applied for these contracts; therefore, the unrealized gains (losses) relating to these contracts are reported in PMI’s condensed consolidated statements of earnings. For the six months ended June 30, 2013 and 2012, the gains (losses) from contracts for which PMI did not apply hedge accounting were $(20) million and $(124) million, respectively. For the three months ended June 30, 2013 and 2012, the gains (losses) from contracts for which PMI did not apply hedge accounting were $70 million and $(186) million, respectively. The gains (losses) from these contracts substantially offset the losses and gains generated by the underlying intercompany and third-party loans being hedged.

As a result, for the six months and three months ended June 30, 2013 and 2012, these items impacted the condensed consolidated statements of earnings as follows:

(pre-tax, in millions)	For the Three Months Ended June 30,
Derivatives not Designated as Hedging Instruments	Statement of Earnings Classification of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Earnings
		For the Six Months Ended June 30,		For the Three Months Ended June 30,
		2013	2012	2013	2012
Foreign exchange contracts
	Interest expense, net	$2	$6	$2	$5

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses
Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2013	2012	2013	2012
Gain at beginning of period	$92	$15	$157	$51
Derivative (gains)/losses transferred to earnings	(95)	(12)	(64)	(2)
Change in fair value	156	12	60	(34)
Gain as of June 30,	$153	$15	$153	$15
At June 30, 2013, PMI expects $138 million of derivative gains that are included in accumulated other comprehensive losses to be reclassified to the condensed consolidated statement of earnings within the next twelve months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.
Contingent Features
PMI’s derivative instruments do not contain contingent features.
Credit Exposure and Credit Risk
PMI is exposed to credit loss in the event of non-performance by counterparties. While PMI does not anticipate non-performance, its risk is limited to the fair value of the financial instruments less any cash collateral received or pledged. PMI actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting and continuously monitoring a diverse group of major international banks and financial institutions as counterparties.
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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

With the consolidation of PMFTC, FTC’s share of PMFTC’s comprehensive income or loss is attributable to the redeemable noncontrolling interest, impacting the carrying value. To the extent that the attribution of these amounts would cause the carrying value to fall below the redemption amount of $1.17 billion, the carrying amount would be adjusted back up to the redemption value through stockholders’ (deficit) equity. The movement in redeemable noncontrolling interest for the six months ended June 30, 2013 was as follows:

(in millions)
Redeemable noncontrolling interest at December 31, 2012	$1,301
Share of net earnings	67
Dividend payments	(48)
Currency translation losses	(24)
Redeemable noncontrolling interest at June 30, 2013	$1,296
The redeemable noncontrolling interest balance at June 30, 2012 was $1,262 million. The increase in redeemable noncontrolling interest from December 31, 2011 through June 30, 2012 of $50 million was due to $87 million of net earnings and $12 million of currency translation gains, partially offset by dividend payments of $49 million.
In future periods, if the fair value of 50% of PMFTC were to drop below the redemption value of $1.17 billion, the difference would be treated as a special dividend to FTC and would reduce PMI’s earnings per share. Reductions in earnings per share may be partially or fully reversed in subsequent periods if the fair value of the redeemable noncontrolling interest increases relative to the redemption value. Such increases in earnings per share would be limited to cumulative prior reductions. At June 30, 2013, PMI determined that 50% of the fair value of PMFTC exceeded the redemption value of $1.17 billion.

Note 8. Earnings Per Share:
Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2013	2012	2013	2012
Net earnings attributable to PMI	$4,249	$4,478	$2,124	$2,317
Less distributed and undistributed earnings attributable to share-based payment awards	23	24	11	12
Net earnings for basic and diluted EPS	$4,226	$4,454	$2,113	$2,305
Weighted-average shares for basic and diluted EPS	1,639	1,710	1,631	1,701
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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Segment data were as follows:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2013	2012	2013	2012
Net revenues:
European Union	$13,768	$13,750	$7,245	$7,280
Eastern Europe, Middle East & Africa	9,800	9,131	5,377	5,062
Asia	10,632	10,494	5,381	5,317
Latin America & Canada	4,810	4,684	2,480	2,378
Net revenues	$39,010	$38,059	$20,483	$20,037
Earnings before income taxes:
Operating companies income:
European Union	$2,020	$2,147	$1,082	$1,117
Eastern Europe, Middle East & Africa	1,880	1,758	945	948
Asia	2,470	2,771	1,128	1,364
Latin America & Canada	509	486	255	249
Amortization of intangibles	(48)	(49)	(24)	(25)
General corporate expenses	(112)	(106)	(54)	(49)
Operating income	6,719	7,007	3,332	3,604
Interest expense, net	(482)	(422)	(246)	(209)
Earnings before income taxes	$6,237	$6,585	$3,086	$3,395
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
The table below lists the number of tobacco-related cases pending against us and/or our subsidiaries or indemnitees as of August 1, 2013, 2012 and 2011:

Type of Case	Number of Cases Pending as of August 1, 2013	Number of Cases Pending as of August 1, 2012	Number of Cases Pending as of August 1, 2011
Individual Smoking and Health Cases	63	74	94
Smoking and Health Class Actions	11	10	10
Health Care Cost Recovery Actions	15	14	11
Lights Class Actions	1	2	2
Individual Lights Cases (small claims court)	1	7	9
Public Civil Actions	4	3	4
Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 412 Smoking and Health, Lights, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Ten cases have had decisions in favor of plaintiffs. Eight of these cases have subsequently reached final resolution in our favor and two remain on appeal.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The table below lists the verdicts and post-trial developments in the following cases where verdicts were returned in favor of plaintiffs:

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
September 2009	Brazil/Bernhardt	Individual Smoking and Health	The Civil Court of Rio de Janeiro found for plaintiff and ordered Philip Morris Brasil to pay R$13,000 (approximately $5,800) in “moral damages.”
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
In March 2011, the Court of Appeals affirmed the trial court's decision and denied Philip Morris Brasil's appeal. The Court of Appeals increased the amount of damages awarded to the plaintiff to R$100,000 (approximately $44,200). Philip Morris Brasil has appealed this decision.

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

In April 2004, the court clarified its ruling, awarding “moral damages” of R$1,000 (approximately $440) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class was not estimated. Defendants appealed to the São Paulo Court of Appeals, which annulled the ruling in November 2008, finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In May 2011, the trial court dismissed the claim. Plaintiff has appealed. In addition, the defendants filed a constitutional appeal to the Federal Supreme Tribunal on the basis that the plaintiff did not have standing to bring the lawsuit. This appeal is still pending.

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
As of August 1, 2013, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•
63 cases brought by individual plaintiffs in Argentina (24), Brazil (25), Canada (2), Chile (4), Costa Rica (2), Greece (1), Italy (3), the Philippines (1) and Scotland (1), compared with 74 such cases on August 1, 2012, and 94 cases on August 1, 2011; and

•	11 cases brought on behalf of classes of individual plaintiffs in Brazil (2) and Canada (9), compared with 10 such cases on August 1, 2012, and 10 such cases on August 1, 2011.

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
In the first class action pending in Canada, Cecilia Letourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, our subsidiary and other Canadian manufacturers are defendants. The plaintiff, an individual smoker, is seeking compensatory and unspecified punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005. In February 2011, the trial court ruled that the federal government would remain as a third party in the case. In November 2012, the Court of Appeals dismissed defendants' third-party claims against the federal government. Trial began on March 12, 2012. At the present pace, trial is expected to conclude in 2014, with a judgment to follow at an indeterminate point after the conclusion of the trial proceedings.
In the second class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, our subsidiary and other Canadian manufacturers are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, are seeking compensatory and unspecified punitive damages for each member of the class who allegedly suffers from certain smoking-related diseases. The class was certified in 2005. In February 2011, the trial court ruled that the federal government would remain as a third party in the case. In November 2012, the Court of Appeals dismissed defendants' third-party claims against the federal government. Trial began on March 12, 2012. At the present pace, trial is expected to conclude in 2014, with a judgment to follow at an indeterminate point after the conclusion of the trial proceedings.
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
As of August 1, 2013, there were 15 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Canada (9), Nigeria (5) and Spain (1), compared with 14 such cases on August 1, 2012 and 11 such cases on August 1, 2011.
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
In the third health care cost recovery case in Nigeria, The Attorney General of Gombe State v. British American Tobacco (Nigeria) Limited, et al., High Court of Gombe State, Gombe, Nigeria, filed October 17, 2008, we and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. In February 2011, the court ruled that the plaintiff had not complied with the procedural steps necessary to serve us. As a result of this ruling, plaintiff must re-serve its claim. We have not yet been re-served.
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

In a series of proceedings in Spain, Junta de Andalucia, et al. v. Philip Morris Spain, et al., Court of First Instance, Madrid, Spain, the first of which was filed February 21, 2002, our subsidiary and other members of the industry were defendants. The plaintiffs sought reimbursement for the cost of treating certain of their citizens for various alleged smoking-related illnesses. In May 2004, the first instance court dismissed the initial case, finding that the State was a necessary party to the claim, and thus, the claim must be filed in the Administrative Court. In September 2007, the plaintiffs filed their complaint in the Administrative Court, which dismissed the claim based on a procedural issue in November 2007. In November 2009, the Supreme Court rejected plaintiffs' appeal, resulting in the final dismissal of the claim. However, plaintiffs have filed a second claim in the Administrative Court against the Ministry of Economy. This second claim seeks the same relief as the original claim, but relies on a different procedural posture. The Administrative Court has recognized our subsidiary as a party in this proceeding. Our subsidiary and other defendants filed their answers to the claim in June 2013.

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

As of August 1, 2013, the following lights cases were pending against our subsidiaries or indemnitees:

•	1 case brought on behalf of individual plaintiffs in Israel, compared with 2 such cases on August 1, 2012 and August 1, 2011; and

•
1 case brought by an individual in the equivalent of small claims courts in Italy, where the maximum damages are approximately one thousand Euros per case, compared with 7 such cases on August 1, 2012, and 9 such cases on August 1, 2011.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In the class action pending in Israel, El-Roy, et al. v. Philip Morris Incorporated, et al., District Court of Tel-Aviv/Jaffa, Israel, filed January 18, 2004, our subsidiary and our indemnitees (PM USA and our former importer) are defendants. The plaintiffs filed a purported class action claiming that the class members were misled by the descriptor “lights” into believing that lights cigarettes are safer than full flavor cigarettes. The claim seeks recovery of the purchase price of lights cigarettes and compensation for distress for each class member. Hearings took place in November and December 2008 regarding whether the case meets the legal requirements necessary to allow it to proceed as a class action. The parties' briefing on class certification was completed in March 2011. In November 2012, the court denied class certification and dismissed the individual claims. Plaintiffs have appealed, and an oral hearing has been scheduled for March 2014.
The claims in the previously reported class action in Israel, Navon, et al. v. Philip Morris Products USA, et al., District Court of Tel-Aviv/Jaffa, Israel, filed December 5, 2004, against our indemnitee (our distributor) and other members of the industry are similar to those in El-Roy, and the case was stayed pending a ruling on class certification in El-Roy. In March 2013, the district court dismissed the case because plaintiffs failed to demonstrate their intent to continue pursuing the case. Plaintiffs failed to appeal and the case is terminated. We will no longer report this case.

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
As of August 1, 2013, there were 4 public civil actions pending against our subsidiaries in Argentina (2), Brazil (1), and Venezuela (1), compared with 3 such cases on August 1, 2012, and 4 such cases on August 1, 2011.
In the first public civil action in Argentina, Asociación Argentina de Derecho de Danos v. Massalin Particulares S.A., et al., Civil Court of Buenos Aires, Argentina, filed February 26, 2007, our subsidiary and another member of the industry are defendants. The plaintiff, a consumer association, seeks the establishment of a relief fund for reimbursement of medical costs associated with diseases allegedly caused by smoking. Our subsidiary filed its answer in September 2007. In March 2010, the case file was transferred to the Federal Court on Administrative Matters after the Civil Court granted the plaintiff's request to add the national government as a co-plaintiff in the case. The case is currently in the evidentiary stage.
In the second public civil action in Argentina, Conciencia Ciudadana Mejorar Asociación Civil, et al.v. Massalin Particulares S.A., 4th Civil & Commercial Court of Zarate, Argentina, filed September 20, 2012, our subsidiary is a defendant. Plaintiffs, a civil association and an individual, seek an order requiring our subsidiary to place information regarding tar, nicotine, and carbon monoxide yields on the packages of cigarettes in the Marlboro brand family. Plaintiffs also seek moral and punitive damages. On June 24, 2013, the trial court dismissed this case without prejudice upon plaintiffs' voluntary motion seeking dismissal. Plaintiffs may appeal.
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
PMI’s effective tax rates for the six months and three months ended June 30, 2013 were 29.3% and 28.9%, respectively. PMI's effective tax rates for the six months and three months ended June 30, 2012 were 29.6% and 29.1%, respectively. The effective tax rate for the six months ended June 30, 2013 was unfavorably impacted by the additional expense associated with the Act ($17 million). Excluding the additional expense associated with the Act, the change in the effective tax rate for the six months ended June 30, 2013 was primarily due to earnings mix and repatriation cost differences.
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

Note 12. Indebtedness:
Short-term Borrowings:
At June 30, 2013 and December 31, 2012, PMI’s short-term borrowings, consisting of commercial paper and bank loans to certain PMI subsidiaries, had a carrying value of $2,684 million and $2,419 million, respectively. The fair value of PMI’s short-term borrowings, based on current market interest rates, approximates carrying value.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Long-term Debt:
At June 30, 2013 and December 31, 2012, PMI’s long-term debt consisted of the following:

(in millions)	June 30, 2013	December 31, 2012
U.S. dollar notes, 0.323% to 6.875% (average interest rate 4.198%), due through 2043	$14,515	$14,702
Foreign currency obligations:
Euro notes, 1.750% to 5.875% (average interest rate 3.339%), due through 2033	6,905	3,724
Swiss franc notes, 0.875% to 2.000% (average interest rate 1.240%), due through 2021	1,214	1,579
Other (average interest rate 3.744%), due through 2024	181	415
	22,815	20,420
Less current portion of long-term debt	1,256	2,781
	$21,559	$17,639
Other foreign currency debt above includes mortgage debt in Switzerland at June 30, 2013 and December 31, 2012, and debt from our business combination in the Philippines at December 31, 2012. Other foreign currency debt also includes capital lease obligations.
PMI's debt offerings in the first six months of 2013 were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity

U.S. dollar notes	(a)	$400	Floating	March 2013	February 2015
U.S. dollar notes	(b)	$600	2.625%	March 2013	March 2023
U.S. dollar notes	(b)	$850	4.125%	March 2013	March 2043
EURO notes	(c)	€1,250 (approximately $1,621)	1.750%	March 2013	March 2020
EURO notes	(c)	€750 (approximately $972)	2.750%	March 2013	March 2025
EURO notes	(d)	€500 (approximately $648)	3.125%	June 2013	June 2033
Swiss franc notes	(e)	CHF200 (approximately $217)	0.875%	March 2013	March 2019

(a) Interest on these notes is payable quarterly in arrears beginning in May 2013. The notes will bear interest from date of issuance at a rate per annum, reset quarterly, equal to three month LIBOR plus 0.05%.
(b) Interest on these notes is payable semiannually in arrears beginning in September 2013.
(c) Interest on these notes is payable annually in arrears beginning in March 2014.
(d) Interest on these notes is payable annually in arrears beginning in June 2014.
(e) Interest on these notes is payable annually in arrears beginning in March 2014.

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

At June 30, 2013, PMI's total committed credit facilities were as follows:

(in billions)

Type	Committed Credit Facilities
364-day revolving credit, expiring February 11, 2014	$2.0
Multi-year revolving credit, expiring March 31, 2015	2.5
Multi-year revolving credit, expiring October 25, 2016	3.5
Total facilities	$8.0

At June 30, 2013, there were no borrowings under these committed credit facilities.

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
Debt
The fair value of PMI’s outstanding debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. The aggregate carrying value of PMI’s debt, excluding short-term borrowings and $20 million of capital lease obligations, was $22,795 million at June 30, 2013. The fair value of PMI’s outstanding debt, excluding the aforementioned short-term borrowings and capital lease obligations, has been classified within Level 1 and Level 2 in the table shown below.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The aggregate fair values of PMI’s derivative financial instruments and debt as of June 30, 2013, were as follows:

(in millions)	Fair Value at June 30, 2013	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$308	$—	$308	$—
Total assets	$308	$—	$308	$—
Liabilities:
Debt	$23,728	$23,553	$175	$—
Foreign exchange contracts	69	—	69	—
Total liabilities	$23,797	$23,553	$244	$—

Note 14. Accumulated Other Comprehensive Losses:
PMI’s accumulated other comprehensive losses, net of taxes, consisted of the following:

(in millions)	At June 30, 2013	At December 31, 2012	At June 30, 2012
Currency translation adjustments	$(1,021)	$(331)	$(883)
Pension and other benefits	(3,247)	(3,365)	(2,508)
Derivatives accounted for as hedges	153	92	15
Total accumulated other comprehensive losses	$(4,115)	$(3,604)	$(3,376)

Reclassifications from Other Comprehensive Earnings

The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that is due to current period activity and reclassifications to the income statement are shown on the condensed consolidated statements of comprehensive earnings for the six months and three months ended June 30, 2013 and 2012. For additional information, see Note 4. Benefit Plans and Note 6. Financial Instruments for disclosures related to PMI's pension and other benefits, and derivative financial instruments.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The effects of these foreign exchange contract assets and liabilities on PMI's condensed consolidated balance sheets were as follows:

(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Received/Pledged
						Net Amount

At June 30, 2013
Assets
Foreign exchange contracts	$308	$—	$308	$(29)	$(124)	$155
Liabilities
Foreign exchange contracts	$69	$—	$69	$(29)	$(28)	$12
At December 31, 2012
Assets
Foreign exchange contracts	$160	$—	$160	$(24)	$—	$136
Liabilities
Foreign exchange contracts	$55	$—	$55	$(24)	$—	$31

Note 16. Acquisitions and Other Business Arrangements:

Grupo Carso, S.A.B. de C.V. ("Grupo Carso") currently retains a 20% noncontrolling interest in PMI's Mexican tobacco business. In 2007, PMI and Grupo Carso entered into an agreement for PMI to potentially acquire, or for Grupo Carso to potentially sell to PMI, Grupo Carso's remaining 20% noncontrolling interest. In May 2013, PMI announced that Grupo Carso will sell to PMI its 20% interest in the Mexican tobacco business. The final purchase price, currently estimated to be approximately $700 million, will be determined by a pre-agreed formula. The final purchase price is subject to a potential adjustment based on the actual performance of the Mexican tobacco business over the three-year period ending two fiscal years after the closing of the purchase. The transaction, as a result of which PMI will own 100% of the Mexican tobacco business, is expected to be completed by September 30, 2013, subject to the approval of the Mexican antitrust authority, and is projected to be marginally accretive to PMI's earnings per share as of the fourth quarter of 2013.

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

Consolidated Operating Results for the Six Months Ended June 30, 2013 – The changes in our reported diluted earnings per share (“diluted EPS”) for the six months ended June 30, 2013, from the comparable 2012 amounts, were as follows:

	Diluted EPS	% Growth
For the six months ended June 30, 2012	$2.60
2012 Asset impairment and exit costs	0.01
2012 Tax items	—
Subtotal of 2012 items	0.01
2013 Asset impairment and exit costs	—
2013 Tax items	(0.01)
Subtotal of 2013 items	(0.01)
Currency	(0.14)
Interest	(0.03)
Change in tax rate	0.01
Impact of lower shares outstanding and share-based payments	0.11
Operations	0.03
For the six months ended June 30, 2013	$2.58	(0.8)%
Asset Impairment and Exit Costs – During the six months ended June 30, 2013, we recorded pre-tax asset impairment and exit costs of $8 million (less than one cent impact on diluted EPS) related to the termination of distribution agreements in Asia. During the six months ended June 30, 2012, we recorded pre-tax asset impairment and exit costs of $16 million ($8 million after tax and noncontrolling interests or $0.01 per share) primarily related to severance costs associated with the optimization of our manufacturing footprint in Latin America & Canada.
Income Taxes – Our effective income tax rate for the six months ended June 30, 2013 decreased by 0.3 percentage points to 29.3%. The effective tax rate for the six months ended June 30, 2013, was unfavorably impacted by the additional expense associated with the enactment of the American Taxpayer Relief Act of 2012 ($17 million). This special tax item decreased our diluted EPS by $0.01 per share in 2013. Excluding the impact of this special tax item, the change in tax rate that increased our diluted EPS by $0.01 per share in 2013 was primarily due to earnings mix and repatriation cost differences.
Currency – The unfavorable currency impact during the reporting period was due primarily to the Argentine peso, Indonesian rupiah, Japanese yen and the Russian ruble, partially offset by the Mexican peso and Philippine peso.

Interest – The unfavorable impact of interest was due primarily to higher average debt levels, partially offset by lower average interest rates on debt.
Lower Shares Outstanding and Share-Based Payments – The favorable diluted EPS impact was due to the repurchase of our common stock pursuant to our share repurchase programs.
Operations – The increase in diluted EPS of $0.03 from our operations was due to the following segments:

•	EEMA: Higher pricing, partially offset by higher marketing, administration and research costs, unfavorable volume/mix and higher manufacturing costs; and

•	Latin America & Canada: Higher pricing, partially offset by unfavorable volume/mix;
partially offset by:

•	European Union: Unfavorable volume/mix, partially offset by higher pricing; and

•	Asia: Unfavorable volume/mix, higher manufacturing costs and higher marketing, administration and research costs, partially offset by higher pricing.

Consolidated Operating Results for the Three Months Ended June 30, 2013 – The changes in our reported diluted EPS for the three months ended June 30, 2013, from the comparable 2012 amounts, were as follows:

	Diluted EPS	% Growth
For the three months ended June 30, 2012	$1.36
2012 Asset impairment and exit costs	—
2012 Tax items	—
Subtotal of 2012 items	—
2013 Asset impairment and exit costs	—
2013 Tax items	—
Subtotal of 2013 items	—
Currency	(0.07)
Interest	(0.02)
Change in tax rate	—
Impact of lower shares outstanding and share-based payments	0.06
Operations	(0.03)
For the three months ended June 30, 2013	$1.30	(4.4)%
Asset Impairment and Exit Costs – During the three months ended June 30, 2013, we recorded pre-tax asset impairment and exit costs of $5 million (less than one cent impact on diluted EPS) related to the termination of distribution agreements in Asia. During the three months ended June 30, 2012, we recorded pre-tax asset impairment and exit costs of $8 million (less than one cent impact on diluted EPS) related to severance costs associated with the optimization of our manufacturing footprint in Latin America & Canada.
Currency – The unfavorable currency impact during the reporting period was due primarily to the Argentine peso, Indonesian rupiah, Japanese yen and Russian ruble, partially offset by the Mexican peso and Turkish lira.

Interest – The unfavorable impact of interest was due primarily to higher average debt levels, partially offset by lower average interest rates on debt.
Lower Shares Outstanding and Share-Based Payments – The favorable diluted EPS impact was due to the repurchase of our common stock pursuant to our share repurchase programs.

Operations – The decrease in diluted EPS of $0.03 from our operations was due primarily to the following segments:

•	Asia: Unfavorable volume/mix, higher manufacturing costs and higher marketing, administration and research costs, partially offset by higher pricing; and

•	European Union: Unfavorable volume/mix, partially offset by higher pricing;
partially offset by:

•	EEMA: Higher pricing, partially offset by unfavorable volume/mix and higher costs.

For further details, see the “Consolidated Operating Results” and “Operating Results by Business Segment” sections of the following “Discussion and Analysis.”
2013 Forecasted Results - On July 18, 2013, we revised, for prevailing exchange rates only, our 2013 full-year reported diluted EPS forecast to be in a range of $5.43 to $5.53, versus $5.17 in 2012. Excluding an unfavorable currency impact, at then prevailing exchange rates, of approximately $0.31 for the full-year 2013, reported diluted earnings per share are projected to increase by approximately 10% to 12% versus adjusted diluted earnings per share of $5.22 in 2012, unchanged from the constant-currency earnings per share forecast disclosed on May 14, 2013. This forecast includes a one-year gross productivity and cost savings target for 2013 of approximately $300 million and a share repurchase target for 2013 of $6.0 billion. The bulk of our earnings per share growth is expected to occur in the second half of the year, and we anticipate a particularly strong fourth quarter. We calculated 2012 adjusted diluted EPS as reported diluted EPS of $5.17, plus the $0.02 per share charge related to discrete tax items and the $0.03 per share charge related to asset impairment and exit costs.
This 2013 guidance excludes the impact of any potential future acquisitions, unanticipated asset impairment and exit cost charges, future changes in currency exchange rates and any unusual events. The factors described in the “Cautionary Factors That May Affect Future Results” section of the following “Discussion and Analysis” represent continuing risks to these projections.
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

Discussion and Analysis
Consolidated Operating Results
See pages 66-70 for a discussion of our "Cautionary Factors That May Affect Future Results." Our cigarette volume, net revenues, excise taxes on products and operating companies income by segment were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2013	2012	2013	2012
Cigarette volume:
European Union	91,690	99,593	48,723	51,804
Eastern Europe, Middle East & Africa	143,132	145,084	76,298	79,156
Asia	153,207	164,502	80,588	83,472
Latin America & Canada	45,817	48,207	23,290	23,864
Total cigarette volume	433,846	457,386	228,899	238,296
Net revenues:
European Union	$13,768	$13,750	$7,245	$7,280
Eastern Europe, Middle East & Africa	9,800	9,131	5,377	5,062
Asia	10,632	10,494	5,381	5,317
Latin America & Canada	4,810	4,684	2,480	2,378
Net revenues	$39,010	$38,059	$20,483	$20,037
Excise taxes on products:
European Union	$9,592	$9,412	$5,039	$4,995
Eastern Europe, Middle East & Africa	5,576	5,145	3,196	2,911
Asia	5,150	4,862	2,689	2,462
Latin America & Canada	3,191	3,072	1,642	1,549
Excise taxes on products	$23,509	$22,491	$12,566	$11,917
Operating income:
Operating companies income:
European Union	$2,020	$2,147	$1,082	$1,117
Eastern Europe, Middle East & Africa	1,880	1,758	945	948
Asia	2,470	2,771	1,128	1,364
Latin America & Canada	509	486	255	249
Amortization of intangibles	(48)	(49)	(24)	(25)
General corporate expenses	(112)	(106)	(54)	(49)
Operating income	$6,719	$7,007	$3,332	$3,604
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

Consolidated Operating Results for the Six Months Ended June 30, 2013
The following discussion compares our consolidated operating results for the six months ended June 30, 2013, with the six months ended June 30, 2012.
Our cigarette shipment volume of 433.8 billion units decreased by 23.5 billion units (5.1%), driven by a total industry volume decline and lower share. The decline in our cigarette shipment volume mainly reflected:

•
in the European Union, the unfavorable impact of excise tax-driven price increases, the weak economic and employment environment, the growth of the other tobacco products ("OTP") category, and the increased prevalence of illicit trade;

•
in EEMA, the impact of tax-driven price increases and the weakening of the economy in Russia, the reversal of trade inventory movements and an increase in illicit trade in Turkey and Ukraine, partly offset by the Middle East and North Africa;

•
in Asia, the unfavorable impact of the disruptive January 2013 excise tax increase in the Philippines, which reduced our shipment volume by approximately 13.8 billion units or 29.7%, partly offset by Indonesia; and

•	in Latin America & Canada, primarily due to a lower total market in Argentina, Brazil and Canada.
Excluding the Philippines, our cigarette shipment volume was down by 2.4%, and our total tobacco volume was down by 2.1% (including OTP in cigarette equivalent units).
Our market share grew in a number of key markets, including Algeria, Belgium, Brazil, Canada, Colombia, Egypt, France, Germany, Hong Kong, Indonesia, Italy, the Netherlands, Poland, Saudi Arabia, Spain, Thailand, Ukraine and the United Kingdom.
Total cigarette shipments of Marlboro of 141.1 billion units decreased by 5.4%, due primarily to declines in: the European Union, notably France, the Netherlands, Poland, Spain and the United Kingdom, partly offset by Germany and Italy; EEMA, primarily Russia, Turkey and Ukraine, partly offset by North Africa; Asia, primarily due to Japan, Korea and the Philippines, partly offset by Indonesia; and Latin America & Canada, mainly Argentina, Brazil and Mexico. Excluding the Philippines, total cigarette shipments of Marlboro declined by 3.1%.
Total cigarette shipments of L&M of 47.3 billion units were up by 5.3%, driven notably by Egypt, Russia and Saudi Arabia, partly offset by Algeria, Germany, Poland and Turkey. Total cigarette shipments of Bond Street of 21.5 billion units decreased by 5.3%, due primarily to Russia and Ukraine. Total cigarette shipments of Parliament of 21.3 billion units were up by 4.6%, due primarily to Kazakhstan, Russia and Turkey, partly offset by Ukraine. Total cigarette shipments of Philip Morris of 17.2 billion units decreased by 10.0%, due primarily to Italy and the Philippines. Total cigarette shipments of Chesterfield of 16.5 billion units were down by 7.0%, due primarily to Italy, Russia, Spain and Ukraine, partly offset by Germany and Portugal. Total cigarette shipments of Lark of 14.8 billion units decreased by 8.1%, due predominantly to Turkey, partly offset by Japan.
Our OTP consist mainly of tobacco for roll-your-own and make-your-own cigarettes, pipe tobacco, cigars and cigarillos. Total shipment volume of OTP, in cigarette equivalent units, grew by 5.9% to 16.2 billion cigarette equivalent units, notably in Belgium, France, and Spain.
Total shipment volume for cigarettes and OTP combined was down by 4.8%.
Our net revenues and excise taxes on products were as follows:

	For the Six Months Ended June 30,
(in millions)	2013	2012	Variance	%
Net revenues	$39,010	$38,059	$951	2.5%
Excise taxes on products	23,509	22,491	1,018	4.5%
Net revenues, excluding excise taxes on products	$15,501	$15,568	$(67)	(0.4)%
Currency movements decreased net revenues by $585 million and net revenues, excluding excise taxes on products by $346 million. The $346 million decrease was due primarily to the Argentine peso, Brazilian real, Indonesian rupiah, Japanese yen and Russian ruble, partially offset by the Mexican peso and Philippine peso.

Net revenues shown in the table above include $922 million in 2013 and $854 million in 2012 related to sales of OTP. These net revenue amounts include excise taxes billed to customers. Excluding excises taxes, net revenues for OTP were $363 million in 2013 and $335 million in 2012.

Net revenues, which include excise taxes billed to customers, increased by $951 million (2.5%). Excluding excise taxes, net revenues decreased by $67 million (0.4%) to $15.5 billion. This decrease was due to:

•	unfavorable volume/mix ($751 million) and

•	unfavorable currency ($346 million), partly offset by

•	price increases ($1,030 million).
Excise taxes on products increased by $1,018 million (4.5%), due to:

•	higher excise taxes resulting from changes in retail prices and tax rates ($2,470 million), partly offset by

•	volume/mix ($1,213 million) and

•	favorable currency ($239 million).

Governments have consistently increased excise taxes in most of the markets in which we operate. As discussed under the caption “Business Environment,” we expect excise taxes to continue to increase.
Our cost of sales; marketing, administration and research costs; and operating income were as follows:

	For the Six Months Ended June 30,
(in millions)	2013	2012	Variance	%
Cost of sales	$5,190	$5,108	$82	1.6%
Marketing, administration and research costs	3,536	3,388	148	4.4%
Operating income	6,719	7,007	(288)	(4.1)%
Cost of sales increased $82 million (1.6%), due to:

•	higher manufacturing costs ($269 million, principally in Indonesia), partly offset by

•	volume/mix ($134 million) and

•	favorable currency ($53 million).

With regard to tobacco leaf prices, we continue to expect modest increases going forward, broadly in line with sourcing country inflation, as the market has now stabilized. We however anticipate some additional cost pressure in 2013, driven in large measure by historical leaf tobacco price changes that will continue to affect our product costs in the current year, higher prices for cloves and higher prices for a number of other direct materials we use in the production of our brands.
Marketing, administration and research costs increased by $148 million (4.4%), due to:

•	higher expenses ($174 million, including the annualization of business infrastructure investments in Russia), partially offset by

•	favorable currency ($26 million).
Operating income decreased by $288 million (4.1%). This decrease was due primarily to:

•	unfavorable volume/mix ($617 million),

•	higher manufacturing costs ($269 million),

•	unfavorable currency ($267 million) and

•	higher marketing, administration and research costs ($174 million), partly offset by

•	price increases ($1,030 million).

Interest expense, net, of $482 million increased $60 million, due primarily to higher average debt levels, partially offset by lower average interest rates on debt.

Our effective tax rate decreased by 0.3 percentage points to 29.3%. The effective tax rate for the six months ended June 30, 2013, was unfavorably impacted by the additional expense associated with the enactment of the American Taxpayer Relief Act of 2012 ($17 million). The effective tax rate is based on our full-year geographic earnings mix and cash repatriation plans. Changes in our cash repatriation plans could have an impact on the effective tax rate, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

We are regularly examined by tax authorities around the world, and we are currently under examination in a number of jurisdictions. It is reasonably possible that within the next twelve months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible charge cannot be made at this time.

Net earnings attributable to PMI of $4.2 billion decreased $229 million (5.1%). This decrease was due primarily to lower operating income and higher interest expense, net, partially offset by a lower effective tax rate. Diluted and basic EPS of $2.58 decreased by 0.8%. Excluding an unfavorable currency impact of $0.14, diluted EPS increased by 4.6%.
Consolidated Operating Results for the Three Months Ended June 30, 2013
The following discussion compares our consolidated operating results for the three months ended June 30, 2013, with the three months ended June 30, 2012.
Our cigarette shipment volume of 228.9 billion units decreased by 9.4 billion units (3.9%), due principally to a total industry volume decline, partially offset by a slight gain in market share. The decrease in our cigarette shipment volume mainly reflected:

•
in the European Union, the unfavorable impact of excise tax-driven price increases, the weak economic and employment environment, the share growth of the OTP category, and the increased prevalence of illicit trade, partially offset by higher market share;

•
in EEMA, the impact of tax-driven price increases and the reversal of favorable distributor inventory movements in Russia in the first quarter of 2013, and in Turkey, the renewed growth in illicit trade, partly offset by the Middle East and North Africa;

•	in Asia, the unfavorable impact of the disruptive January 2013 excise tax increase in the Philippines and the timing of inventory movements in Japan, partly offset by Indonesia; and

•	in Latin America & Canada, a lower total market in Argentina and Brazil, partly offset by Mexico.
Excluding the Philippines, our cigarette shipment volume decreased by 2.6%, and our total tobacco volume was down by 2.4% (including OTP in cigarette equivalent units).
Our market share increased in a number of key markets, including Algeria, Argentina, Belgium, Canada, Egypt, France, Germany, Indonesia, Italy, Korea, the Netherlands, Portugal, Saudi Arabia, Spain, Ukraine, and the United Kingdom.
Total cigarette shipments of Marlboro of 72.4 billion units decreased by 5.9%, due primarily to declines in: the European Union, notably France, the Netherlands, Poland and the United Kingdom, partly offset by Germany and Italy; EEMA, primarily Russia and Ukraine, partly offset by the Middle East and North Africa; Asia, predominantly Japan and the Philippines; and Latin America & Canada, mainly Argentina and Brazil, partly offset by Mexico. Excluding the Philippines, total cigarette shipments of Marlboro decreased by 3.9%.
Total cigarette shipments of L&M of 25.1 billion units increased by 6.1%, driven notably by Egypt, partly offset by Algeria and Turkey. Total cigarette shipments of Bond Street of 11.6 billion units decreased by 8.9%, due predominantly to Russia and Ukraine. Total cigarette shipments of Philip Morris of 8.8 billion units decreased by 8.5%, due primarily to Italy and the Philippines. Total cigarette shipments of Parliament of 11.5 billion units increased by 4.0%, driven by Korea and Turkey. Total cigarette shipments of Chesterfield of 8.9 billion units decreased by 7.9%, due primarily to Russia and Ukraine, partly offset by Germany. Total cigarette shipments of Lark of 7.9 billion units decreased by 7.9%, due predominantly to Turkey.
Total shipment volume of OTP, in cigarette equivalent units, grew by 3.0% to 8.1 billion cigarette equivalent units, notably in Belgium and France.

Total shipment volume for cigarettes and OTP, in cigarette equivalent units, decreased by 3.7%.
Our net revenues and excise taxes on products were as follows:

	For the Three Months Ended June 30,
(in millions)	2013	2012	Variance	%
Net revenues	$20,483	$20,037	$446	2.2%
Excise taxes on products	12,566	11,917	649	5.4%
Net revenues, excluding excise taxes on products	$7,917	$8,120	$(203)	(2.5)%

Currency movements decreased net revenues by $479 million and net revenues, excluding excise taxes on products, by $243 million. The $243 million decrease was due primarily to the Argentine peso, Brazilian real, Euro, Indonesian rupiah, Japanese yen and the Russian ruble, partially offset by the Mexican peso and Philippine peso.

Net revenues shown in the table above include $472 million in 2013 and $450 million in 2012 related to sales of OTP. These net revenue amounts include excise taxes billed to customers. Excluding excises taxes, net revenues for OTP were $184 million in 2013 and $179 million in 2012.

Net revenues, which include excise taxes billed to customers, increased by $446 million (2.2%). Excluding excise taxes, net revenues decreased by $203 million (2.5%) to $7.9 billion. This decrease was due to:

•	unfavorable volume/mix ($459 million) and

•	unfavorable currency ($243 million), partly offset by

•	price increases ($499 million).
Excise taxes on products increased by $649 million (5.4%), due to:

•	higher excise taxes resulting from changes in retail prices and tax rates ($1,408 million), partly offset by

•	volume/mix ($523 million) and

•	favorable currency ($236 million).
Our cost of sales; marketing, administration and research costs; and operating income were as follows:

	For the Three Months Ended June 30,
(in millions)	2013	2012	Variance	%
Cost of sales	$2,701	$2,666	$35	1.3%
Marketing, administration and research costs	1,855	1,817	38	2.1%
Operating income	3,332	3,604	(272)	(7.5)%
Cost of sales increased by $35 million (1.3%), due to:

•	higher manufacturing costs ($159 million, principally in Indonesia), partly offset by

•	volume/mix ($73 million) and

•	favorable currency ($51 million).

Marketing, administration and research costs increased by $38 million (2.1%), due to:

•	higher expenses ($85 million, principally related to the annualization of business infrastructure investments in Russia), partly offset by

•	favorable currency ($47 million).

Operating income decreased by $272 million (7.5%). This decrease was due primarily to:

•	unfavorable volume/mix ($386 million),

•	higher manufacturing costs ($159 million),

•	unfavorable currency ($145 million) and

•	higher marketing, administration and research costs ($85 million), partly offset by

•	price increases ($499 million).

Interest expense, net, of $246 million increased $37 million, due primarily to higher average debt levels, partially offset by lower average interest rates on debt.

Our effective tax rate decreased by 0.2 percentage points to 28.9%. The effective tax rate is based on our full-year geographic earnings mix and cash repatriation plans. Changes in our cash repatriation plans could have an impact on the effective tax rate, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

Net earnings attributable to PMI of $2.1 billion decreased $193 million (8.3%). This decrease was due primarily to lower operating income and higher interest expense, net, partially offset by a lower effective tax rate. Diluted and basic EPS of $1.30 decreased by 4.4%. Excluding an unfavorable currency impact of $0.07, diluted EPS increased by 0.7%.

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

•	actual and proposed extreme regulatory requirements related to the ingredients in tobacco products, including restrictions and complete bans;

•	other actual and proposed restrictions affecting tobacco manufacturing, testing and performance standards and requirements, packaging, marketing, advertising, product display and sales;

•	governmental and private bans and restrictions on smoking;

•	illicit trade in cigarettes and other tobacco products, including counterfeit, contraband and so called "illicit whites," as well as non-tax paid volume by local manufacturers;

•	actual and proposed restrictions on imports in certain jurisdictions;

•	pending and threatened litigation as discussed in Note 10. Contingencies; and

•	governmental investigations.

In the ordinary course of business, many factors can affect the timing of sales to customers, including the timing of holidays and other annual or special events, the timing of promotions, customer incentive programs and customer inventory programs, as well as the actual or speculated timing of pricing actions and tax-driven price increases.

Framework Convention on Tobacco Control: The World Health Organization's (“WHO”) Framework Convention on Tobacco Control (“FCTC”) entered into force in February 2005. As of August 2013, 176 countries, as well as the European Union, have become Parties to the FCTC. The FCTC is the first international public health treaty, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and, in certain instances, requires) Parties to have in place or enact legislation that would:

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

These recommendations and the actions of the WHO and others reflect an extreme application of the treaty, are not based on sound evidence of a public health benefit, and in many cases are likely to lead to adverse consequences. The evidence does not show that these measures will help achieve the public health goals of the original treaty provisions. In fact, as we discuss below, some of these extreme measures are likely to undermine the original goals of the FCTC and public health by leading to a further increase in illicit trade and the proliferation of low-price cigarettes. Moreover, measures such as plain packaging, will result in the expropriation of our trademarks, harm competition and violate international treaties.

Although to date only a few governments have adopted these extreme measures, it is not possible to predict whether or to what extent the various FCTC guidelines and WHO recommendations will be adopted. If governments choose to implement regulation based on these extreme recommendations, such regulation may adversely affect our business, volume, results of operations, cash flows and financial position. In some instances, including those described below, where such regulation has been adopted, we have commenced legal proceedings challenging the regulation. To the extent such proceedings are still pending, it is not possible to predict their outcome.

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

At the fifth session of the CoP held in November 2012, the Parties did not adopt guidelines on price and tax measures to reduce the demand for tobacco but instead adopted a brief “set of guiding principles and recommendations for implementation of Article 6,” which does not include extreme tax proposals. An inter-session drafting group will prepare and present new draft guidelines for consideration at the sixth session of the CoP in 2014.

EU Tobacco Products Directive: In December 2012, the European Commission adopted its proposal for a significantly revised EU Tobacco Products Directive (2001/37/EC). The proposal may be amended and must be approved by the European Parliament and the Council of Ministers. Among other things, the European Commission's proposal and amendments considered in the ongoing legislative process include a ban on menthol cigarettes as well as other restrictions on the use of ingredients, a ban on slim cigarettes, oversized health warnings covering 75% of the front and back panels, as well as 50% of the side panels of cigarette packs, mandatory sizes and shapes for tobacco packaging, and further restrictions on product descriptions and brand differentiation. Under the proposal, Member States would have the option to further standardize tobacco packaging, including by introducing plain packaging, if justified in the “public interest.” The proposal would also require non-traditional nicotine-containing products, such as certain e-cigarettes, as well as certain reduced-risk products under development, to obtain approval under the Medicinal Products Directive. In addition, by seeking to prohibit accurate, substantiated product descriptions related to reduced risk, the European Commission's proposal would introduce significant hurdles to the commercialization of reduced-risk products in the EU.

The legislative process for adopting a new Tobacco Products Directive could conclude by the end of 2013, with full implementation approximately two years after adoption. It is not possible to predict the ultimate outcome of this legislative process.

Plain Packaging: We strongly oppose plain packaging, which not only constitutes an expropriation of our valuable trademarks, but is a pure and simple confiscation of the core of our business. We believe that transforming the industry into a low-price commodity business will not reduce consumption, smoking prevalence or initiation. Indeed, there is no sound evidence that plain packaging will have any measurable impact on smoking behavior. Even many public health advocates agree today that plain packaging will have no impact on current smokers and claim that the measure is intended to reduce initiation among youth. However, the data do not support that claim either. On the contrary, over time plain packaging is likely to be counterproductive from a public health perspective because it will spur an increase in illicit trade and result in overall lower tobacco prices, which in turn will lead to increased consumption, especially among youth. Further, increased illicit trade will hurt the legitimate industry, its entire supply chain and government revenues. Moreover, plain packaging imposes on free competition and trade as well as the use of intellectual property; it violates the terms of: (1) the Agreement on Trade-Related Aspects of Intellectual Property Rights (“TRIPS”), which prohibits unjustified encumbrances on trademarks and protects geographical indications; (2) the Paris Convention, which prevents acts that constitute unfair competition; and (3) the Agreement on Technical Barriers to Trade, which prohibits regulations that constitute unnecessary barriers to trade. We will take all steps necessary to ensure that all constituencies understand the adverse consequences of plain packaging and to obtain all protection and relief to which we are entitled under the law.

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

Four World Trade Organization (“WTO”) members, Ukraine, Honduras, the Dominican Republic and Cuba, have initiated WTO dispute settlement proceedings against Australia. They claim, among other things, that plain packaging creates unnecessary barriers to trade in violation of the WTO Agreement on Technical Barriers to Trade; unjustifiably encumbers the use of trademarks and reduces the protection of geographical indications in violation of TRIPS; and will create confusion among consumers in violation of the Paris Convention. In September 2012, Ukraine requested a panel to hear the dispute, which the Dispute Settlement Body of the WTO has established. Thirty-four countries and the European Union have intervened as third parties in the Ukrainian case, including Indonesia, China, Japan, Korea and the United States. Honduras and the Dominican Republic have both requested that panels be formed to hear their disputes against Australia. Although Australia blocked these initial requests, the panels will be established automatically should Ukraine and the Dominican Republic renew their requests. Cuba is undertaking consultations with Australia, which is the first step in the dispute settlement process. WTO dispute settlement proceedings can take several years to complete. It is not possible to predict the outcome of these cases.

Although plain packaging was already recommended in 2008 under the FCTC guidelines adopted by the third CoP, to date no country other than Australia has adopted this measure. Two countries, the UK and New Zealand, conducted consultations to consider plain packaging. In the UK, between April and August 2012, the Department of Health held a public consultation “to seek the views of interested people, businesses and organizations on a policy initiative that would require the packaging of tobacco products to be standardized [plain], the aim being to improve public health by reducing the use of tobacco.” In July 2013, the UK government announced that it will wait until the impact of plain packaging in Australia can be measured “before making a final decision on this policy in England” and confirmed that plain packaging “remains a policy under consideration.” In New Zealand, the government announced in February 2013 that it would agree in principle to follow Australia but that it would "wait and see what happens with Australia's legal cases" before adopting legislation and/or implementing regulation. Thus, plain packaging is not expected to be implemented in New Zealand, if at all, until the WTO and other challenges to Australia's legislation are resolved. In May 2013, the Ireland Minister of Health announced the government's intention to pass plain packaging legislation in 2014. At this time, no legislation has been proposed, and it is not possible to predict whether or when legislation may be proposed or enacted.

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

In March 2012, Brazil's National Sanitation Agency ("ANVISA") published a resolution that prohibits the use of all synthetic and natural substances with flavoring or aromatic properties, with a limited exception, to allow for the use of sugars to replace those lost during the tobacco leaf-drying process. Manufacturers have until September 2013 to comply with the resolution. The ban, if implemented, would make it impossible to continue producing the traditional American Blend tobacco products currently preferred by Brazilian smokers and will require manufacturers to modify most, if not all, products in the market. In September 2012, Sinditabaco (a tobacco industry union of which Philip Morris Brasil Ltda. is a member) filed a lawsuit in Brazilian federal court against ANVISA challenging the ingredients ban. The lawsuit claims that ANVISA lacks authority to institute the ban, failed to produce evidence justifying or supporting the ban, failed to comply with due process and proportionality requirements and ignored the unintended consequences of the measure, such as encouraging illicit trade. In December 2012, the trial court granted Sinditabaco a preliminary injunction, suspending ANVISA's ingredients ban until a full hearing of the dispute. Earlier this year, ANVISA appealed the injunction order. In April 2013, the Court of Appeals denied ANVISA's appeal and upheld the preliminary injunction. Since April, ANVISA has filed two separate motions seeking the suspension and reversal, respectively, of the injunction. To date, the court has denied the request to suspend the injunction, but the request to reverse the injunction is still pending. The injunction order is subject to further appeals. In addition to the Sinditabaco lawsuit, two other lawsuits have been filed by industry associations in Brazil challenging the ingredients ban. It is not possible to predict the outcome of these cases.

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

We support health warning requirements designed to inform consumers of the risks of smoking and defer to governments on the content of the warnings except for content that vilifies tobacco companies or is not justified by the actual repercussions of smoking. With respect to warning size, e.g. 50% or larger, the data show that disproportionately increasing the size of health warnings does not effectively reduce tobacco consumption. For this reason, and because it infringes upon our intellectual property rights, leaving insufficient space for our distinctive trademarks and pack designs, we oppose extremely large health warnings. In a few markets, for instance most recently in Thailand, we have commenced legal proceedings challenging extreme warning size requirements or content that does not reflect the actual effects of smoking.

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

Some public health advocates, governments, and the FCTC guidelines have sought the implementation of, and in some cases have passed, restrictions on packaging and labelling that prohibit (1) the use of colors that are alleged to suggest that a brand is less harmful than others, (2) specific descriptive phrases deemed to be misleading, including, for example, “premium,” “full flavor,” “international,” “gold,” “silver,” and “menthol” and (3) in one country, all but one pack variation per brand. The measures considered in the legislative process for the EU's Tobacco Products Directive would also prohibit any references on the pack to taste and flavor as well as pack design elements suggesting a “positive lifestyle effect.” We believe such regulations are unreasonably broad, unnecessarily limit brand and product differentiation, are anticompetitive, prevent us from providing consumers with factual information about our products, unduly restrict our intellectual property and violate international trade agreements. We oppose these broad packaging restrictions and in some instances have commenced litigation to challenge them.

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

Restrictions on Public Smoking: The pace and scope of public smoking restrictions have increased significantly in most of our markets. In the EU, all countries have regulations in place that restrict or ban smoking in public and/or work places, restaurants, bars and nightclubs. Some EU Member States allow narrow exemptions from smoking bans, for instance for separate smoking rooms in the hospitality sector, but others have banned virtually all indoor public smoking. In other regions, many countries have adopted or are likely to adopt regulations introducing substantial public smoking restrictions similar to those in the EU, including Australia, Canada, Hong Kong, Thailand, Turkey and Ukraine. Some public health groups have called for, and some regional governments and municipalities have adopted or proposed, bans on smoking in outdoor places, as well as bans on smoking in cars (typically when minors are present). The FCTC requires Parties to adopt restrictions on public smoking. The CoP-adopted guidelines on public smoking are based on the premise that any exposure to ETS is harmful. The guidelines call for total bans in all indoor public places, defining “indoor” broadly, and reject any exemptions based on the type of venue (e.g., nightclubs). On private place smoking, such as in cars and homes, the guidelines recommend increased education on the risk of exposure to ETS.

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

Cooperation Agreements to Combat Illicit Trade of Cigarettes: In 2004, we entered into an agreement with the European Commission (acting on behalf of the European Union) that provides for broad cooperation with European law enforcement agencies on anti-contraband and anti-counterfeit efforts. All EU Member States, except Croatia, which became a Member State on July 1, 2013, have signed the agreement. Under the terms of the agreement, we agreed to make financial contributions in the form of 13 payments over 12 years. Commencing in July 2007, we began making payments of approximately $75 million a year over the final 10 years of the agreement, each of which is to be adjusted based on certain variables, including our market share in the EU in the year preceding payment. We record these payments as an expense in cost of sales when product is shipped. We are also required to pay the excise taxes, VAT and customs duties on qualifying product seizures of up to 90 million cigarettes and are subject to payments of five times the applicable taxes and duties if qualifying product seizures exceed 90 million cigarettes in a given year. To date, our annual payments related to product seizures have been immaterial.

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

In Germany, in June 2013, the Administrative District Office Munich, acting under the policy supervision of the Bavarian Ministry of Health and Environment, sent our German affiliate a draft order alleging that certain components of our affiliate's Marlboro advertising campaign do not comply with the applicable tobacco advertising law. The draft order would require our affiliate to stop this particular campaign throughout Germany and remove all related advertisements within one month from the effective date of the final order. Our affiliate does not believe the allegations properly reflect the facts and the law and is currently evaluating a legal challenge should a final order be issued.

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

Reduced-Risk Products

One of our strategic priorities is to develop, assess and commercialize a portfolio of innovative products with the potential to reduce the risk of smoking-related diseases in comparison to conventional cigarettes. In the U.S. regulatory context these products are referred to as modified-risk tobacco products (“MRTPs”). Our efforts are guided by the following key objectives:

•
to develop a series of products that provides adult smokers the taste, sensory experience and smoking ritual characteristics that are as close as possible to those currently provided by conventional cigarettes;

•
to substantiate a significant reduction of risk for the individual adult smoker as well as a reduction of harm for the population as a whole, based on robust scientific evidence derived from well-established assessment processes; and

•
to advocate for the development of regulatory frameworks for the assessment, approval and commercialization of reduced-risk products, including the communication of substantiated reductions in risk to consumers.

We believe the elimination of combustion via tobacco heating and other innovative systems for aerosol generation is the most promising path to reduce risk, and, accordingly, the reduced-risk products we are developing are based on platforms that do not involve combustion. These platforms are in various stages of development. One platform is in the early stages of clinical trials and industrial scale-up, another is in its final development phase, and the third requires at least one year for further product development. We are also developing other potential platforms.

Our approach to individual risk assessment is to use cessation as the benchmark, because the short-term and long-term effects of smoking cessation are well known, and the closer the clinical data derived from adult smokers who switch to one of our reduced-risk products resemble the data from those who quit, the more confident one can be that the product reduces risk.

The United States has established a regulatory framework for assessing MRTPs under the jurisdiction of the Food and Drug Administration (the “FDA”). Future FDA actions are likely to influence the regulatory approach of other interested governments. In March 2012, the FDA released draft guidance establishing the types and levels of evidence necessary to qualify a product as an MRTP. The draft guidance recommends studies that are generally in line with PMI's assessment approach, which we have shared with the FDA. In parallel, we are beginning engagement with regulators in the EU, as well as in a number of other markets.

In June 2013, the UK Medicines and Healthcare Products Regulatory Agency (MHRA) announced that, beginning in 2016, the government intends to regulate electronic cigarettes and non-tobacco nicotine-containing products, which would include non-tobacco reduced-risk products, as medicine.

We are also proceeding with all other aspects that lead to commercialization. We are planning to build one or two new factories to produce reduced-risk products in Europe. We anticipate capital expenditures in the range of €500 million to €600 million ($655 million to $786 million) over a three-year period to achieve the capacity to produce 30 billion reduced-risk product units per year. This expenditure will be close to double the level of a conventional cigarette factory of equivalent output.

We currently expect the first reduced-risk products factory to be ready by 2016, final data from clinical studies during the beginning of 2016 and a launch in the first markets between 2016 and 2017. However, there can be no assurance that we will succeed in these efforts or that regulators will permit the marketing of our reduced-risk products with claims of reduced risk or reduced harm.

Acquisitions and Other Business Arrangements

Grupo Carso, S.A.B. de C.V. ("Grupo Carso") currently retains a 20% noncontrolling interest in our Mexican tobacco business. In 2007, PMI and Grupo Carso entered into an agreement for us to potentially acquire, or for Grupo Carso to potentially sell to us, Grupo Carso's remaining 20% noncontrolling interest. In May 2013, we announced that Grupo Carso will sell to us its 20% interest in the Mexican tobacco business. The final purchase price, currently estimated to be approximately $700 million, will be determined by a pre-agreed formula. The final purchase price is subject to a potential adjustment based on the actual performance of the Mexican tobacco business over the three-year period ending two fiscal years after the closing of the purchase. The transaction, as a result of which we will own 100% of the Mexican tobacco business, is expected to be completed by September 30, 2013, subject to the approval of the Mexican antitrust authority, and is projected to be marginally accretive to our earnings per share as of the fourth quarter of 2013.

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

Operating Results – Six Months Ended June 30, 2013
The following discussion compares operating results within each of our reportable segments for the six months ended June 30, 2013, with the six months ended June 30, 2012.
European Union. Net revenues, which include excise taxes billed to customers, increased by $18 million (0.1%). Excluding excise taxes, net revenues decreased by $162 million (3.7%) to $4.2 billion. This decrease was due to:

•	unfavorable volume/mix ($309 million), partly offset by

•	price increases ($145 million) and

•	favorable currency ($2 million).

The net revenues of the European Union segment include $752 million in 2013 and $690 million in 2012 related to sales of OTP. Excluding excise taxes, OTP net revenues for the European Union segment were $264 million in 2013 and $240 million in 2012.
Operating companies income of $2.0 billion decreased by $127 million (5.9%). This decrease was due primarily to:

•	unfavorable volume/mix ($254 million) and

•	unfavorable currency ($10 million), partly offset by

•	price increases ($145 million).
The total cigarette market in the European Union declined by 9.3% to 233.9 billion units, due primarily to tax-driven price increases, the unfavorable economic and employment environment, particularly in southern Europe, the growth of the OTP category, and the increased prevalence of illicit trade. Although our cigarette shipment volume in the European Union declined by 7.9% to 91.7 billion units, due principally to a lower total market across the region, our market share was up by 0.7 share points to 38.7%. The total OTP market in the European Union of 79.8 billion cigarette equivalent units increased by 0.1%, reflecting an increase in the total fine cut market, up by 0.6% to 69.6 billion cigarette equivalent units.
While shipment volume of Marlboro of 44.9 billion units decreased by 4.5%, mainly due to a lower total market, market share was up by 0.7 share points to 19.1%.
Despite a shipment volume decline for L&M of 7.1% to 15.8 billion units, market share was up by 0.1 share point to 6.7%.
Shipment volume of Chesterfield of 9.2 billion units was up by 2.3% and market share was up by 0.2 share points to 3.9%, driven by gains notably in Austria, the Czech Republic, Portugal, Spain and the United Kingdom, partly offset by Germany.
Although shipment volume of Philip Morris of 4.8 billion units declined by 11.4%, market share was up by 0.3 share points to 2.0%, with gains notably in France, Italy and Portugal.
Our shipment volume of OTP of 10.7 billion cigarette equivalent units, grew by 5.0%, reflecting a higher total market and share. Our OTP total market share was 13.1%, up by 0.8 share points, driven by gains in the fine cut category, notably in France, up by 1.8 share points to 26.9%, Hungary, up by 2.8 share points to 9.5%, Italy, up by 5.7 share points to 34.4%, Portugal, up by 9.7 share points to 30.8% and Spain, up by 2.3 share points to 13.1%.
In France, the total cigarette market was down by 8.9% to 23.9 billion units, mainly reflecting the unfavorable impact of price increases in the fourth quarter of 2012, an increase in illicit trade, growth of the OTP category, and a weakening economy. Although our shipments of 9.9 billion units were down by 7.1%, market share was up by 0.5 share points to 40.3%, mainly driven by the resilience of premium Philip Morris, up by 0.8 share points to 9.1%, and the growth of Chesterfield, up by 0.1 share point to 3.4%. Market shares of Marlboro and L&M were down by 0.2 and 0.3 share points to 24.7% and 2.5%, respectively. The total industry fine cut category was up by 4.6% to 7.0 billion cigarette equivalent units. Our market share of the fine cut category was up by 1.8 share points to 26.9%.
In Germany, the total cigarette market was down by 6.8% to 38.4 billion units, primarily reflecting the reversal of trade inventory purchases of competitors' products made in December 2012 ahead of the January 2013 excise tax increase and in the first quarter of 2013. Although our shipments of 14.2 billion units were down by 5.0%, market share was up by 0.6 share points to 36.8%, with Marlboro up by 1.5 share points to 22.8%, partially offset by L&M, down by 0.1 share point to 10.7% and Chesterfield, down by 0.6 share points to 1.7%. The total fine cut category was up by 0.3% to 20.4 billion cigarette equivalent units. Our market share of the fine cut category was down by 0.1 share point to 14.9%.
In Italy, the total cigarette market was down by 8.3% to 35.6 billion units, reflecting an unfavorable economic and employment environment and an increase in illicit trade. Although our shipments of 19.6 billion units were down by 8.4%, largely due to the lower total market, market share was up by 0.5 share points to 53.3%, with Marlboro, up by 0.6 share points to 25.7%. Market share of Philip Morris was up by 1.0 share point to 2.2%, benefiting from the 2012 launch of Philip Morris Selection in the low-price segment, and share of Chesterfield grew by 0.1 share point to 3.6%, partially offset by Diana in the low-price segment, down by 0.8 share points to 11.8%, impacted by the availability of non-duty paid products. The total industry fine cut category was down by 7.3% to 2.9 billion cigarette equivalent units, reflecting the 2012 excise tax-driven reduction of the price gap differential with cigarettes. Our market share of the fine cut category was up by 5.7 share points to 34.4%, driven by the launch of Marlboro Red and Gold fine cut.
In Poland, the total cigarette market was down by 12.0% to 23.7 billion units, mainly reflecting the unfavorable impact of the availability of non-duty paid OTP products. Although our shipments of 8.3 billion units were down by 11.6%, market share was up by 0.1 share point to 35.0%. Market shares of Marlboro and L&M were up by 0.7 and 1.0 share points to 11.0% and 16.6%, respectively, and share of Chesterfield was flat at 1.9%. The total industry fine cut category was down by 13.9% to 1.9 billion cigarette equivalent units, reflecting the prevalence of the aforementioned non-duty paid OTP products. Our market share of the fine cut category was essentially flat at 18.6%.
In Spain, the total cigarette market was down by 12.0% to 23.4 billion units, mainly reflecting the impact of price increases in 2012 and the first quarter of 2013, the unfavorable economic and employment environment, the growth of the OTP category and illicit trade. Although our shipments of 7.4 billion units were down by 10.5%, driven by the lower total market, our market share was up by 1.3 share points to 31.2%, with higher share of Marlboro, Chesterfield and L&M, up by 0.6, 0.6 and 0.2 share points to 14.5%, 9.5% and 6.5%, respectively. Market share of Philip Morris was down by 0.1 share point to 0.6%. The total industry fine cut category was up by 26.4% to 5.7 billion cigarette equivalent units. Our market share of the fine cut category was up by 2.3 share points to 13.1%.

Eastern Europe, Middle East & Africa. Net revenues, which include excise taxes billed to customers, increased by $669 million (7.3%). Excluding excise taxes, net revenues increased by $238 million (6.0%) to $4.2 billion. This increase was due to:

•	price increases ($370 million), partly offset by

•	unfavorable volume/mix ($93 million) and

•	unfavorable currency ($39 million).

Operating companies income of $1.9 billion increased by $122 million (6.9%). This increase was due to:

•	price increases ($370 million), partly offset by

•	higher marketing, administration and research costs ($112 million, principally related to the annualization of expenditures to expand our business infrastructure in Russia),

•	unfavorable volume/mix ($65 million),

•	higher manufacturing costs ($40 million) and

•	unfavorable currency ($31 million).
Our cigarette shipment volume in EEMA decreased by 1.3% to 143.1 billion units, mainly reflecting the increase in illicit trade and the reversal of trade inventory movements in the fourth quarter of 2012, ahead of the January 2013 excise tax increase in Turkey and the impact of tax-driven price increases in Russia, partly offset by the Middle East and North Africa. Cigarette shipment volume of our premium brands decreased by 0.6%, due primarily to Marlboro, down by 2.6% to 40.7 billion units, partly offset by Parliament, up by 5.7% to 15.3 billion units.
In Russia, our shipment volume of 43.4 billion units decreased by 5.6%, reflecting the impact of tax-driven price increases, the timing of distributor inventory movements and a weakening of the economy. Shipment volume of our premium portfolio was down by 4.7%, driven by Marlboro, down by 23.7%, partly offset by Parliament, up by 5.5%. In the mid-price segment, shipment volume was down by 8.1%, mainly due to Chesterfield, down by 17.1%, partially offset by L&M, up by 11.1%. In the low-price segment, shipment volume was down by 4.8%, driven by Bond Street, Optima and Apollo Soyuz, down by 4.6%, 9.9% and 15.4%, respectively, partially offset by Next, up by 6.4%. Our market share of 26.1%, as measured by Nielsen, was down 0.1 share point. Market share of Parliament was up by 0.2 share points to 3.3%; Marlboro was down by 0.1 share point to 1.8%; L&M was up by 0.2 share points to 2.7%; Chesterfield was down by 0.3 share points to 3.1%; Bond Street was up by 0.2 share points to 6.6%; and Next was up by 0.2 share points to 3.1%.
In Turkey, the total cigarette market decreased by an estimated 11% to 41.3 billion units, primarily reflecting the reversal of trade inventory purchases in the fourth quarter of 2012, ahead of the January 2013 excise tax increase and a growth in illicit trade. Our shipment volume of 19.9 billion units decreased by 12.0%. Our market share, as measured by Nielsen, decreased by 0.2 share points to 44.8%, driven by low-price L&M and Lark down by 0.9 and 0.4 share points to 7.6% and 11.7%, respectively, partly offset by premium Parliament and mid-price Muratti, up by 0.9 and 0.4 share points to 9.5% and 6.9%, respectively. Market share of Marlboro was down by 0.2 share points to 8.8%.
In Ukraine, the total cigarette market declined by an estimated 11% to 37.0 billion units, reflecting the impact of tax-driven price increases in January 2013 and an increase in illicit trade. Our shipment volume of 12.4 billion units decreased by 4.5%. Our market share, as measured by Nielsen, was up by 1.4 share points to 33.6%, mainly due to growth from our low-price segment brands of Bond Street, Optima and President. Share for premium Parliament was up by 0.1 share point to 3.3%. Market share of Marlboro was down by 0.2 share points to 5.6%.

Asia. Net revenues, which include excise taxes billed to customers, increased by $138 million (1.3%). Excluding excise taxes, net revenues decreased by $150 million (2.7%) to $5.5 billion. This decrease was due to:

•	unfavorable volume/mix ($270 million, primarily due to the Philippines) and

•	unfavorable currency ($262 million), partly offset by

•	price increases ($382 million).

Operating companies income of $2.5 billion decreased by $301 million (10.9%). This decrease was due to:

•	unfavorable volume/mix ($223 million),

•	unfavorable currency ($215 million),

•	higher manufacturing costs ($177 million, principally in Indonesia) and

•	higher marketing, administration and research costs ($60 million) and

•	the 2013 pre-tax charges for asset impairment and exit costs ($8 million), partly offset by

•	price increases ($382 million).
Our cigarette shipment volume of 153.2 billion units decreased by 6.9%, due primarily to the decline in the Philippines. Excluding the Philippines, our cigarette shipment volume increased by 2.1%, driven mainly by Indonesia. Shipment volume of Marlboro of 37.2 billion units was down by 9.7%, or down by 1.0% excluding the Philippines, driven by Japan and Korea, partly offset by Indonesia.
In Indonesia, the total cigarette market was up by 2.3% to 152.9 billion units. The total cigarette market for the full-year 2013 is estimated to increase by approximately 4%. Our shipment volume of 55.3 billion units grew by 5.5%. Our market share was up by 1.1 share points to 36.1%, driven notably by Sampoerna A in the premium segment, up by 0.5 share points to 14.2%, and mid-price U Mild, up by 1.3 share points to 4.2%. Marlboro's market share was up by 0.4 share points to 5.2% and its share of the “white” cigarettes segment increased by 5.0 share points to 75.3%.
In Japan, the total cigarette market decreased by 2.6% to 93.5 billion units. Our shipment volume of 28.9 billion units was down by 2.2%, primarily due to a lower total market and lower market share. Our market share was down by 0.7 share points to 27.2%, reflecting continued significant product introductions and promotional activities by our principal competitor. Marlboro market share decreased by 0.2 share points to 12.2%. Share of Lark and Philip Morris was down by 0.3 and 0.2 share points to 8.2% and 2.2%, respectively, partially offset by Virginia S., up by 0.1 share point to 2.1%.
In Korea, the total cigarette market decreased by 1.6% to 42.5 billion units. Our shipment volume of 8.2 billion units decreased by 2.3%, reflecting a lower industry volume and share decline following our price increases in February 2012. Our market share was down by 0.1 share point to 19.4%. Market share of Marlboro decreased 0.5 share points to 7.7%. Market shares of Parliament and Virginia S. increased by 0.3 share points each to 6.9% and 4.1%, respectively.
In the Philippines, the total tax-paid cigarette market decreased by 23.4% to 38.4 billion units. Our shipment volume of 32.6 billion units was down by 29.7%, primarily reflecting: the unfavorable impact of the disruptive excise tax increase in January 2013, which resulted in a recommended retail selling price increase for premium Marlboro and low-price Fortune of approximately 60% and 70%, respectively; the reversal of the prior-year trade inventory build-up in anticipation of the tax increase; and an increase in non-tax paid volume by local manufacturers. Our market share declined by 7.6 share points to 85.0%. Marlboro's market share was down by 3.2 share points to 17.5%. Share of low-price Fortune was down by 13.1 share points to 37.1%. Our cigarette shipments are estimated to decline by 20% to 25% for the full-year 2013, as the availability of non-tax paid domestic volume remains a critical issue.

Latin America & Canada. Net revenues, which include excise taxes billed to customers, increased by $126 million (2.7%). Excluding excise taxes, net revenues increased by $7 million (0.4%) to $1.6 billion. This increase was due to:

•	price increases ($133 million), partly offset by

•	unfavorable volume/mix ($79 million) and

•	unfavorable currency ($47 million).

Operating companies income of $509 million increased by $23 million (4.7%). This increase was due to:

•	price increases ($133 million) and

•	the absence of the 2012 pre-tax charges for asset impairment and exit costs ($16 million), partly offset by

•	unfavorable volume/mix ($75 million),

•	higher manufacturing costs ($39 million) and

•	unfavorable currency ($12 million).
Our cigarette shipment volume in Latin America & Canada of 45.8 billion units decreased by 5.0%, principally due to a lower total market in Brazil, following the May 2012 and January 2013 tax-driven price increases, and a lower total market in Argentina and Canada. Shipment volume of Marlboro of 18.3 billion units decreased by 4.2%, mainly reflecting total market declines in Argentina and Brazil, partly offset by market share gains in Colombia.
In Argentina, the total cigarette market decreased by 4.8% to 20.9 billion units, largely due to the weakening of the economy. Our cigarette shipment volume of 15.7 billion units decreased by 4.7%. Our market share was flat at 74.9%. Market shares of Marlboro and low-price Next decreased by 0.5 and 0.4 share points to 23.9% and 2.8%, respectively. Market share of mid-price Philip Morris increased by 1.6 share points to 40.5%.
In Canada, the total tax-paid cigarette market was down by 2.3% to 13.8 billion units. Although our cigarette shipment volume of 5.1 billion units declined by 0.2%, market share was up by 0.4 share points to 36.8%, with premium brand Belmont up by 0.1 share point to 2.5%, and low-price brand Next up by 1.9 share points to 9.5%, partly offset by mid-price Number 7 and low-price Accord, down by 0.2 and 0.4 share points, to 4.3% and 3.0%, respectively. Market share of mid-price Canadian Classics was up by 0.1 share point to 10.1%.
In Mexico, the total cigarette market was up by 1.5% to 16.4 billion units, primarily reflecting trade inventory movements, partly offset by the impact of price increases in 2012 and January 2013. Our cigarette shipment volume of 12.0 billion units increased by 0.7%. Our market share declined by 0.6 share points to 73.1%. Share of premium Marlboro and Benson and Hedges was down by 1.5 and 0.7 share points to 52.3% and 5.7%, respectively, partly offset by market share of low-price Delicados, up by 0.3 share points to 10.8%, and gains from our other local low-price brands.

Operating Results – Three Months Ended June 30, 2013
The following discussion compares operating results within each of our reportable segments for the three months ended June 30, 2013, with the three months ended June 30, 2012.
European Union. Net revenues, which include excise taxes billed to customers, decreased by $35 million (0.5%). Excluding excise taxes, net revenues decreased by $79 million (3.5%) to $2.2 billion. This decrease was due to:

•	unfavorable volume/mix ($131 million) and

•	unfavorable currency ($25 million), partly offset by

•	price increases ($77 million).

The net revenues of the European Union segment include $386 million in 2013 and $363 million in 2012 related to sales of OTP. Excluding excise taxes, OTP net revenues for the European Union segment were $135 million in 2013 and $128 million in 2012.
Operating companies income of $1.1 billion decreased by $35 million (3.1%). This decrease was due to:

•	unfavorable volume/mix ($114 million), partly offset by

•	price increases ($77 million) and

•	favorable currency ($2 million).
The total cigarette market in the European Union declined by 8.0% to 121.6 billion units, due primarily to tax-driven price increases, the unfavorable economic and employment environment, particularly in southern Europe, and the increased prevalence of illicit trade. Although our cigarette shipment volume in the European Union of 48.7 billion units decreased by 5.9%, due principally to a lower total market across the region, our market share was up by 0.7 share points to 39.3%. The total OTP market in the European

Union of 41.0 billion cigarette equivalent units decreased by 0.4%, reflecting a lower total fine cut market, down by 0.8% to 35.7 billion cigarette equivalent units.
While shipment volume of Marlboro of 23.9 billion units decreased by 3.2%, mainly due to a lower total market, market share increased by 0.5 share points to 19.4%.
Despite a shipment volume decline for L&M of 4.8% to 8.5 billion units, market share increased 0.3 share points to 6.9%.
Shipment volume of Chesterfield of 4.9 billion units increased by 2.9% and market share increased by 0.2 share points to 4.0%, driven by gains, notably in Austria, the Czech Republic, Portugal, Spain and the United Kingdom, partly offset by Germany.
Although shipment volume of Philip Morris of 2.5 billion units declined by 8.4%, market share increased by 0.3 share points to 2.0%, with gains notably in France, Italy and Portugal.
Our shipments of OTP of 5.5 billion cigarette equivalent units, increased by 3.2%, driven by higher share. Our OTP total market share was 13.4%, up by 0.9 share points, driven by gains in the fine cut category, notably in France, up by 2.3 share points to 27.3%, Hungary, up by 4.5 share points to 10.7%, Italy, up by 7.9 share points to 37.9%, Poland, up by 1.9 share points to 20.8%, and Spain, up by 1.1 share points to 12.7%.
In France, the total cigarette market of 12.3 billion units decreased by 9.1%, mainly reflecting the unfavorable impact of price increases in the fourth quarter of 2012, an increase in illicit trade, growth of the OTP category, and a weakening economy. Although our shipments of 5.0 billion units decreased by 9.2%, market share increased by 0.5 share points to 40.5%, mainly driven by the resilience of premium Philip Morris, up by 0.8 share points to 9.1%, and the growth of Chesterfield, up by 0.1 share point to 3.4%. Market shares of Marlboro and L&M decreased by 0.2 share points each to 25.0% and 2.5%, respectively. The total industry fine cut category of 3.6 billion cigarette equivalent units increased by 2.9%. Our market share of the category increased by 2.3 share points to 27.3%.
In Germany, the total cigarette market of 19.7 billion units decreased by 7.0%, mainly reflecting the reversal of trade purchases of competitive products made in the first quarter of 2013. The underlying total market is estimated to have declined by 2.8%. Although our shipments of 7.4 billion units decreased by 3.9%, market share increased by 1.2 share points to 37.6%, driven by Marlboro, up by 1.5 share points to 23.3%, and L&M up by 0.3 share points to 10.8%, partly offset by Chesterfield, down by 0.6 share points to 1.7%. The total industry fine cut category of 10.4 billion cigarette equivalent units decreased by 0.7%. Our market share of the category was down by 0.3 share points to 14.9%.
In Italy, the total cigarette market of 18.7 billion units decreased by 7.2%, reflecting an unfavorable economic and employment environment and an increase in illicit trade. Although our shipments of 10.6 billion units decreased by 2.4%, market share increased by 0.4 share points to 53.3%, with Marlboro, up by 0.4 share points to 25.8%. Market share of Philip Morris increased by 1.1 share points to 2.3%, benefiting from the 2012 launch of Philip Morris Selection in the low-price segment, and share of Chesterfield was flat at 3.5%, partially offset by Diana in the low-price segment, down by 0.8 share points to 11.6%, impacted by the availability of non-duty paid products. The total industry fine cut category of 1.5 billion cigarette equivalent units decreased by 10.5%, reflecting the 2012 excise tax-driven reduction of the price gap differential with cigarettes. Our market share of the category increased by 7.9 share points to 37.9%, driven by Marlboro Red and Gold fine cut.
In Poland, the total cigarette market of 11.9 billion units decreased by 13.4%, mainly reflecting the reversal of trade purchases of competitive products made in the first quarter of 2013, and the increased availability of non-duty paid OTP products. Our shipments of 4.4 billion units decreased by 13.8%. Although our market share decreased by 0.2 share points to 36.7%, share of Marlboro and L&M increased by 0.6 and 1.2 share points to 11.8% and 17.5%, respectively. Market share of Chesterfield decreased by 0.1 share point to 2.0%. Although the total industry fine cut category of 0.9 billion cigarette equivalent units decreased by 9.1%, reflecting the prevalence of non-duty paid OTP products, our market share of the category increased by 1.9 share points to 20.8%.
In Spain, the total cigarette market of 12.4 billion units decreased by 9.1%, mainly reflecting the impact of price increases in 2012 and the first quarter of 2013, the unfavorable economic and employment environment, the growth of the OTP category, and illicit trade. Our shipments of 4.3 billion units decreased by 0.4%. Our market share increased by 2.3 share points to 31.9%, driven by higher share of Marlboro, L&M and Chesterfield, up by 0.9, 0.5 and 0.8 share points to 14.8%, 6.6% and 9.7%, respectively. Market share of Philip Morris was flat at 0.7%. The total industry fine cut category of 3.1 billion cigarette equivalent units increased by 15.1%. Our market share of the category increased by 1.1 share points to 12.7%.

Eastern Europe, Middle East & Africa. Net revenues, which include excise taxes billed to customers, increased by $315 million (6.2%). Excluding excise taxes, net revenues increased by $30 million (1.4%) to $2.2 billion. This increase was due to:

•	price increases ($176 million), partly offset by

•	unfavorable volume/mix ($97 million) and

•	unfavorable currency ($49 million).

Operating companies income of $945 million decreased by $3 million (0.3%). This decrease was due to:

•	unfavorable volume/mix ($68 million),

•	higher marketing, administration and research costs ($48 million, principally related to the annualization of investments in business infrastructure in Russia),

•	higher manufacturing costs ($35 million) and

•	unfavorable currency ($28 million), partly offset by

•	price increases ($176 million).
Our cigarette shipment volume in EEMA of 76.3 billion units decreased by 3.6%, mainly due to Russia and Turkey, partly offset by the Middle East and North Africa. Our cigarette shipment volume of premium brands decreased by 1.8%, due principally to Marlboro, down by 4.1% to 21.0 billion units, partly offset by Parliament, up by 4.0% to 8.4 billion units.
In Russia, our shipment volume of 23.0 billion units decreased by 11.4%, mainly due to the impact of tax-driven price increases and the reversal of favorable distributor inventory movements in the first quarter of 2013, and the weakening of the economy. Shipment volume of our premium portfolio decreased by 10.6%, mainly due to Marlboro, down by 31.5%, partly offset by Parliament, up by 1.1%. In the mid-price segment, shipment volume decreased by 14.1%, mainly due to Chesterfield, down by 21.6%, partially offset by L&M, up by 2.7%. In the low-price segment, shipment volume decreased by 10.4%, mainly due to Bond Street, Optima and Apollo Soyuz, down by 10.1%, 17.3% and 20.0%, respectively, partially offset by Next, up by 2.2%. Our market share of 26.0%, as measured by Nielsen, was down by 0.2 share points, reflecting the unfavorable impact of the timing of competitive brand price increases at retail. Market share of Parliament increased by 0.2 share points to 3.3%, Marlboro decreased by 0.2 share points to 1.7%, L&M increased by 0.3 share points to 2.8%, Chesterfield decreased by 0.4 share points to 3.0%, Bond Street increased by 0.1 share point to 6.5%, and Next increased by 0.2 share points to 3.1%.
In Turkey, the total cigarette market of 22.8 billion units decreased by an estimated 11%, primarily reflecting the renewed growth of illicit trade. Our shipment volume of 11.7 billion units decreased by 7.7%. Our market share, as measured by Nielsen, decreased by 0.3 share points to 45.0%, mainly due to low-price L&M, down by 1.0 share point to 7.6%, and Marlboro, down by 0.2 share points to 8.8%, partly offset by premium Parliament and mid-price Muratti, up by 1.0 and 0.5 share points to 9.7% and 7.0%, respectively.
In Ukraine, the total cigarette market of 20.7 billion units decreased by an estimated 10%, reflecting the impact of tax-driven price increases in the first quarter of 2013 and an increase in illicit trade. Although our shipment volume of 6.8 billion units decreased by 9.3%, our market share, as measured by Nielsen, increased by 1.0 share point to 33.2%, mainly due to growth from our low-price segment brands of Bond Street, Optima and President. Share for premium Parliament increased by 0.2 share points to 3.4%. Share of Marlboro decreased by 0.2 share points to 5.6%.
Asia. Net revenues, which include excise taxes billed to customers, increased by $64 million (1.2%). Excluding excise taxes, net revenues decreased by $163 million (5.7%) to $2.7 billion. This decrease was due to:

•	unfavorable volume/mix ($211 million, primarily due to Japan and the Philippines) and

•	unfavorable currency ($141 million), partly offset by

•	price increases ($189 million).

Operating companies income of $1.1 billion decreased by $236 million (17.3%). This decrease was due primarily to:

•	unfavorable volume/mix ($180 million),

•	unfavorable currency ($112 million),

•	higher manufacturing costs ($101 million, principally in Indonesia) and

•	higher marketing, administration and research costs ($27 million), partly offset by

•	price increases ($189 million).
Our cigarette shipment volume of 80.6 billion units decreased by 3.5%, due primarily to the decrease in the Philippines and Japan. Excluding the Philippines, our cigarette shipment volume increased by 1.5%, driven mainly by Indonesia. Shipment volume of

Marlboro of 18.4 billion units decreased by 12.7%, or by 6.1% excluding the Philippines, due mainly to the timing of inventory movements in Japan.
In Indonesia, the total cigarette market of 78.3 billion units increased by 3.5%. Our shipment volume of 28.2 billion units increased by 6.0%. Our market share increased by 0.9 share points to 36.1%, driven notably by Sampoerna A in the premium segment, up by 0.3 share points to 14.0%, and mid-price U Mild, up by 1.3 share points to 4.3%. Market share of Dji Sam Soe in the premium segment decreased by 1.0 share point to 6.8%. Marlboro's market share increased by 0.7 share points to 5.4% and its share of the “white” cigarettes segment, representing 7.1% of the total cigarette market, increased by 5.9 share points to 76.2%.
In Japan, the total cigarette market of 48.4 billion units decreased by 2.0%. Our shipment volume of 14.1 billion units decreased by 10.2%, principally due to the timing of inventory movements. Our market share decreased by 0.9 share points to 26.9%, reflecting continued significant product introductions and promotional activities by our principal competitor. Marlboro's market share decreased by 0.3 share points to 12.2%. Share of Lark and Philip Morris decreased by 0.3 and 0.1 share points to 8.1% and 2.2%, respectively, partially offset by Virginia S., up by 0.1 share point to 2.1%.
In Korea, the total cigarette market of 22.0 billion units decreased by 3.5%. Although our shipment volume of 4.3 billion units decreased by 0.4%, market share increased by 0.7 share points to 19.5%, reflecting continued stabilization since our price increases of February 2012. Market share of Marlboro, Parliament and Virginia S. increased by 0.1, 0.8 and 0.1 share points to 7.8%, 7.0% and 4.1%, respectively.
In the Philippines, our shipment volume of 19.1 billion units decreased by 16.5%, primarily reflecting the unfavorable impact of the disruptive excise tax increase in January 2013, which resulted in a recommended retail selling price increase for premium Marlboro and low-price Fortune of approximately 60% and 70%, respectively. Industry tax-paid cigarette volume of 23.1 billion units was estimated to have decreased by 7.0%, reflecting a partial, but insufficient, improvement in declared tax-paid volume by local manufacturers and government tax enforcement. Our market share decreased by 9.5 share points to 82.9%, primarily due to down-trading to competitive brands. Marlboro's market share decreased by 5.9 share points to 14.7%. Share of low-price Fortune decreased by 18.0 share points to 32.8%, partly offset by gains from our other local low-price brands.

Latin America & Canada. Net revenues, which include excise taxes billed to customers, increased by $102 million (4.3%). Excluding excise taxes, net revenues increased by $9 million (1.1%) to $838 million. This increase was due to:

•	price increases ($57 million), partly offset by

•	unfavorable currency ($28 million) and

•	unfavorable volume/mix ($20 million).

Operating companies income of $255 million increased by $6 million (2.4%). This increase was due primarily to:

•	price increases ($57 million) and

•	the absence of the 2012 pre-tax charges for asset impairment and exit costs ($8 million), partly offset by

•	unfavorable volume/mix ($24 million),

•	higher marketing, administration and research costs ($14 million),

•	higher manufacturing costs ($13 million) and

•	unfavorable currency ($8 million).
Our cigarette shipment volume in Latin America & Canada of 23.3 billion units decreased by 2.4%, principally due to a lower total market in Brazil following the May 2012 and January 2013 tax-driven price increases and a lower total market in Argentina, partly offset by a higher total market in Mexico. Shipment volume of Marlboro of 9.1 billion units decreased by 1.5%, mainly reflecting a lower total market in Argentina and Brazil.
In Argentina, the total cigarette market of 10.1 billion units decreased by 4.7%, largely due to the weakening of the economy. Our cigarette shipment volume of 7.6 billion units decreased by 3.9%. Our market share increased by 0.5 share points to 75.2%, driven by mid-price Philip Morris, up by 1.6 share points to 40.9%, partly offset by low-price Next, down by 0.4 share points to 2.8%. Share of Marlboro decreased by 0.1 share point to 23.8%.
In Canada, the total tax-paid cigarette market of 7.5 billion units decreased by 0.5%. Our cigarette shipment volume of 2.8 billion units increased by 1.4% and market share increased by 0.1 share point to 37.4%, with premium brands Benson & Hedges and Belmont up by 0.1 and 0.2 share points to 2.5% and 2.6%, respectively, and low-price brand Next up by 1.8 share points to 9.7%, partly offset by mid-price Number 7 and low-price Accord, down by 0.3 and 0.4 share points, to 4.3% and 3.0%, respectively. Market share of mid-price Canadian Classics was flat at 10.1%.
In Mexico, the total cigarette market of 8.3 billion units increased by 6.1%, primarily reflecting additional selling days in the quarter. Our cigarette shipment volume of 6.0 billion units increased by 5.6%. Our market share decreased by 0.4 share points to 72.6%, reflecting unfavorable segment mix. Share of premium Marlboro and Benson & Hedges decreased by 1.7 and 0.8 share points to 51.5% and 5.6%, respectively, partly offset by market share of low-price Delicados, up by 1.1 share points to 11.2%, and gains from our other local low-price brands.

Financial Review
Net Cash Provided by Operating Activities
Net cash provided by operating activities of $4.5 billion during the first six months of 2013 decreased by $878 million from the comparable 2012 period. The decrease was due primarily to an increase in our working capital requirements and unfavorable currency.

The unfavorable movements in working capital were due primarily to the following:

•	more cash used for income taxes ($820 million), principally related to the timing of tax payments; and

•	more cash used for accounts receivable ($121 million), primarily due to the timing of cash collections; and

•
less cash provided by inventories ($105 million), primarily due to the timing of excise tax stamp purchases and higher leaf inventories, partially offset by lower finished goods inventories; partly offset by

•
less cash used for accrued liabilities and other current assets ($304 million), largely due to the changes in the fair value of financial instruments, including cash collateral received and lower employment cost payments.

Net Cash Used in Investing Activities
Net cash used in investing activities of $491 million during the first six months of 2013 decreased by $21 million from the comparable 2012 period.
Our capital expenditures were $520 million and $476 million during the six months ended June 30, 2013 and 2012, respectively. The 2013 expenditures were primarily related to investments in productivity-enhancing programs, equipment for new products and the expansion of our capacity in Indonesia.

Net Cash Used in Financing Activities
During the first six months of 2013, net cash used in financing activities was $3.3 billion, compared with net cash used in financing activities of $3.5 billion during the first six months of 2012. During the first six months of 2013, we used a total of $8.8 billion to repurchase our common stock, pay dividends, and repay debt. These uses were partly offset by proceeds from our debt offerings and short-term borrowings in 2013 of $5.7 billion. During the first six months of 2012, we used a total of $8.7 billion to repurchase our common stock, pay dividends, and repay debt. These uses were partially offset by proceeds from our debt offerings and short-term borrowings in 2012 of $5.4 billion.
Dividends paid in the first six months of 2013 and 2012 were $2.8 billion and $2.7 billion, respectively. The increase reflects a higher dividend rate in 2013, partially offset by lower shares outstanding as a result of our share repurchase programs.
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

Credit Ratings - The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. At June 30, 2013, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Stable
Fitch	F1	A	Stable
Credit Facilities – On February 12, 2013, we entered into a 364-day revolving credit facility in the amount of $2.0 billion. At June 30, 2013, our committed credit facilities and commercial paper outstanding were as follows:

(in billions)
Type	Committed Credit Facilities	Commercial Paper
364-day revolving credit, expiring February 11, 2014	$2.0
Multi-year revolving credit, expiring March 31, 2015	2.5
Multi-year revolving credit, expiring October 25, 2016	3.5
Total facilities	$8.0
Commercial paper outstanding		$2.0
At June 30, 2013, there were no borrowings under the committed credit facilities, and the entire committed amounts were available for borrowing.
All banks participating in our committed credit facilities have an investment-grade long-term credit rating from the credit rating agencies. We continuously monitor the credit quality of our banking group, and at this time we are not aware of any potential non-performing credit provider.
Each of these facilities requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“consolidated EBITDA”) to consolidated interest expense of not less than 3.5 to 1.0 on a rolling four-quarter basis. At June 30, 2013, our ratio calculated in accordance with the agreements was 14.8 to 1.0. These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require us to post collateral. We expect to continue to meet our covenants. The terms “consolidated EBITDA” and “consolidated interest expense,” both of which include certain adjustments, are defined in the facility agreements previously filed with the U.S. Securities and Exchange Commission.
In addition to the committed credit facilities discussed above, certain of our subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $1.9 billion at June 30, 2013 and $2.0 billion at December 31, 2012, are for the sole use of our subsidiaries. Borrowings under these arrangements amounted to $690 million at June 30, 2013, and $447 million at December 31, 2012.
Commercial Paper Program - We have commercial paper programs in place in the U.S. and in Europe. At June 30, 2013 and December 31, 2012, we had $2.0 billion of commercial paper outstanding.
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
Debt - Our total debt was $25.5 billion at June 30, 2013 and $22.8 billion at December 31, 2012.
On February 28, 2011, we filed a new shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.

Our debt offerings in the first six months of 2013 were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity

U.S. dollar notes	(a)	$400	Floating	March 2013	February 2015
U.S. dollar notes	(b)	$600	2.625%	March 2013	March 2023
U.S. dollar notes	(b)	$850	4.125%	March 2013	March 2043
EURO notes	(c)	€1,250 (approximately $1,621)	1.750%	March 2013	March 2020
EURO notes	(c)	€750 (approximately $972)	2.750%	March 2013	March 2025
EURO notes	(d)	€500 (approximately $648)	3.125%	June 2013	June 2033
Swiss franc notes	(e)	CHF200 (approximately $217)	0.875%	March 2013	March 2019

(a) Interest on these notes is payable quarterly in arrears beginning in May 2013. The notes will bear interest from date of issuance at a rate per annum, reset quarterly, equal to three month LIBOR plus 0.05%.
(b) Interest on these notes is payable semiannually in arrears beginning in September 2013.
(c) Interest on these notes is payable annually in arrears beginning in March 2014.
(d) Interest on these notes is payable annually in arrears beginning in June 2014.
(e) Interest on these notes is payable annually in arrears beginning in March 2014.
The net proceeds from the sale of the securities listed in the table above were used to meet our working capital requirements, to repurchase our common stock, to refinance debt and for general corporate purposes.
Guarantees - At June 30, 2013, we were contingently liable for $0.7 billion of guarantees of our own performance, which were primarily related to excise taxes on the shipment of our products. There is no liability in the condensed consolidated financial statements associated with these guarantees. At June 30, 2013, our third-party guarantees were insignificant.
Equity and Dividends
As discussed in Note 3. Stock Plans to our condensed consolidated financial statements, during the six months ended June 30, 2013, we granted 2.8 million shares of deferred stock awards to eligible employees at a weighted-average grant date fair value of $88.43 per share. Equity awards generally vest three or more years after the date of the award, subject to earlier vesting on death or disability or normal retirement, or separation from employment by mutual agreement after reaching age 58.
In May 2012, our stockholders approved the Philip Morris International Inc. 2012 Performance Incentive Plan (the “2012 Plan”). The 2012 Plan replaced the 2008 Performance Incentive Plan (the “2008 Plan”) and, as a result, there will be no additional grants under the 2008 Plan. Under the 2012 Plan, we may grant to eligible employees restricted stock, restricted stock units and deferred stock units, performance-based cash incentive awards and performance-based equity awards. Up to 30 million shares of our common stock may be issued under the 2012 Plan. At June 30, 2013, shares available for grant under the 2012 Plan were 27,212,610.
On August 1, 2012, we began repurchasing shares under a new three-year $18.0 billion share repurchase program that was authorized by our Board of Directors in June 2012. From August 1, 2012, through June 30, 2013, we repurchased 65.6 million shares of our common stock at a cost of $5.9 billion under this new repurchase program. During the first six months of 2013, we repurchased 33.4 million shares at a cost of $3.0 billion. During the second quarter of 2013, we repurchased 16.7 million shares at a cost of $1.5 billion.
As previously announced on February 7, 2013, we have a share repurchase target amount for 2013 of $6.0 billion.
Dividends paid in the first six months of 2013 were $2.8 billion. During the third quarter of 2012, our Board of Directors approved a 10.4% increase in the quarterly dividend to $0.85 per common share. As a result, the present annualized dividend rate is $3.40 per common share.

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
See Note 6. Financial Instruments, Note 13. Fair Value Measurements, and Note 15. Balance Sheet Offseting to our condensed consolidated financial statements for further details on our derivative financial instruments.

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
We lose revenues as a result of counterfeiting, contraband, cross-border purchases and non-tax paid volume by local manufacturers.
Large quantities of counterfeit cigarettes are sold in the international market. We believe that Marlboro is the most heavily counterfeited international cigarette brand, although we cannot quantify the revenues we lose as a result of this activity. In addition, our revenues are reduced by contraband, legal cross-border purchases and non-tax paid volume by local manufacturers.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity for each of the three months in the quarter ended June 30, 2013 was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2013 – April 30, 2013 (1)	3,752,627	$93.77	52,643,536	$13,295,167,641
May 1, 2013 – May 31, 2013 (1)	7,549,412	$93.96	60,192,948	$12,585,833,353
June 1, 2013 – June 30, 2013 (1)	5,363,396	$90.20	65,556,344	$12,102,045,954
Pursuant to Publicly Announced Plans or Programs	16,665,435	$92.71
April 1, 2013 – April 30, 2013 (3)	20,283	$92.43
May 1, 2013 – May 31, 2013 (3)	9,582	$94.94
June 1, 2013 – June 30, 2013 (3)	1,191	$87.55
For the Quarter Ended June 30, 2013	16,696,491	$92.71

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

Item 6.	Exhibits.

10.1	Time Sharing Agreement between PM Global Services Inc. and André Calantzopoulos, dated May 8, 2013.
10.2	Amendment to Employment Agreement with André Calantzopoulos (incorporated by reference to Exhibit 10.1 to the Current Report on From 8-K/A filed June 13, 2013).
10.3	Philip Morris International 2008 Stock Compensation Plan for Non-Employee Directors (amended and restated as of May 8, 2013).

10.4	Summary of Supplemental Pension Plan of Philip Morris in Switzerland.

12	Statement regarding computation of ratios of earnings to fixed charges.

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

August 2, 2013