Form 10-Q
period 2013-09-30
Philip Morris International Inc.
filed 2013-11-01
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At October 30, 2013, there were 1,602,166,187 shares outstanding of the registrant’s common stock, no par value per share.

PHILIP MORRIS INTERNATIONAL INC.

In this report, “PMI,” “we,” “us” and “our” refers to Philip Morris International Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$3,382	$2,983
Receivables (less allowances of $58 in 2013 and $56 in 2012)	3,659	3,589
Inventories:
Leaf tobacco	3,821	3,548
Other raw materials	1,730	1,610
Finished product	2,475	3,791
	8,026	8,949
Deferred income taxes	364	450
Other current assets	585	619
Total current assets	16,016	16,590
Property, plant and equipment, at cost	13,898	13,879
Less: accumulated depreciation	7,315	7,234
	6,583	6,645
Goodwill (Note 5)	9,177	9,900
Other intangible assets, net (Note 5)	3,290	3,619
Investments in unconsolidated subsidiaries (Note 17)	665	24
Other assets	1,064	892
TOTAL ASSETS	$36,795	$37,670

See notes to condensed consolidated financial statements.
Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share data)
(Unaudited)

	September 30, 2013	December 31, 2012
LIABILITIES
Short-term borrowings (Note 12)	$3,668	$2,419
Current portion of long-term debt (Note 12)	1,255	2,781
Accounts payable	1,125	1,103
Accrued liabilities:
Marketing and selling	520	527
Taxes, except income taxes	4,991	5,350
Employment costs	865	896
Dividends payable	1,522	1,418
Other	1,031	952
Income taxes	925	1,456
Deferred income taxes	116	114
Total current liabilities	16,018	17,016
Long-term debt (Note 12)	21,877	17,639
Deferred income taxes	1,807	1,875
Employment costs	2,500	2,574
Other liabilities	501	419
Total liabilities	42,703	39,523
Contingencies (Note 10)
Redeemable noncontrolling interest (Note 7)	1,283	1,301
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2013 and 2012)	—	—
Additional paid-in capital	679	1,334
Earnings reinvested in the business	27,359	25,076
Accumulated other comprehensive losses	(4,820)	(3,604)
	23,218	22,806
Less: cost of repurchased stock (503,235,692 and 455,703,347 shares in 2013 and 2012, respectively)	30,647	26,282
Total PMI stockholders’ deficit	(7,429)	(3,476)
Noncontrolling interests	238	322
Total stockholders’ deficit	(7,191)	(3,154)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$36,795	$37,670

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings.
(in millions of dollars, except per share data)
(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Net revenues	$59,639	$57,651
Cost of sales	7,808	7,692
Excise taxes on products	36,211	34,163
Gross profit	15,620	15,796
Marketing, administration and research costs	5,229	5,043
Asset impairment and exit costs (Note 2)	8	50
Amortization of intangibles	71	73
Operating income	10,312	10,630
Interest expense, net	721	633
Earnings before income taxes	9,591	9,997
Provision for income taxes	2,777	3,034
Net earnings	6,814	6,963
Net earnings attributable to noncontrolling interests	225	258
Net earnings attributable to PMI	$6,589	$6,705
Per share data (Note 8):
Basic earnings per share	$4.02	$3.92
Diluted earnings per share	$4.02	$3.92
Dividends declared	$2.64	$2.39

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended September 30,
	2013	2012
Net revenues	$20,629	$19,592
Cost of sales	2,618	2,584
Excise taxes on products	12,702	11,672
Gross profit	5,309	5,336
Marketing, administration and research costs	1,693	1,655
Asset impairment and exit costs (Note 2)	—	34
Amortization of intangibles	23	24
Operating income	3,593	3,623
Interest expense, net	239	211
Earnings before income taxes	3,354	3,412
Provision for income taxes	952	1,088
Net earnings	2,402	2,324
Net earnings attributable to noncontrolling interests	62	97
Net earnings attributable to PMI	$2,340	$2,227
Per share data (Note 8):
Basic earnings per share	$1.44	$1.32
Diluted earnings per share	$1.44	$1.32
Dividends declared	$0.94	$0.85

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Net earnings	$6,814	$6,963
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments, net of income taxes of $119 in 2013 and $31 in 2012	(1,383)	(20)
Change in net loss and prior service cost:
Net losses and prior service costs, net of income taxes of $- in 2013 and ($1) in 2012	—	(2)
Amortization of net losses, prior service costs and net transition costs, net of income taxes of ($41) in 2013 and ($29) in 2012	178	121
Change in fair value of derivatives accounted for as hedges:
Gains transferred to earnings, net of income taxes of $23 in 2013 and $1 in 2012	(158)	(8)
Gains (losses) recognized, net of income taxes of ($23) in 2013 and $3 in 2012	158	(17)
Total other comprehensive (losses) earnings	(1,205)	74
Total comprehensive earnings	5,609	7,037
Less comprehensive earnings attributable to:
Noncontrolling interests	183	161
Redeemable noncontrolling interest	52	143
Comprehensive earnings attributable to PMI	$5,374	$6,733

See notes to condensed consolidated financial statements

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended September 30,
	2013	2012
Net earnings	$2,402	$2,324
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments, net of income taxes of $95 in 2013 and $64 in 2012	(661)	546
Change in net loss and prior service cost:
Net losses and prior service costs, net of income taxes of $- in 2013 and ($1) in 2012	—	(1)
Amortization of net losses, prior service costs and net transition costs, net of income taxes of ($14) in 2013 and ($8) in 2012	60	43
Change in fair value of derivatives accounted for as hedges:
(Gains) losses transferred to earnings, net of income taxes of $9 in 2013 and $- in 2012	(63)	4
Gains (losses) recognized, net of income taxes of $- in 2013 and $4 in 2012	2	(29)
Total other comprehensive (losses) earnings	(662)	563
Total comprehensive earnings	1,740	2,887
Less comprehensive earnings attributable to:
Noncontrolling interests	95	75
Redeemable noncontrolling interest	9	44
Comprehensive earnings attributable to PMI	$1,636	$2,768

See notes to condensed consolidated financial statements

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
for the Nine Months Ended September 30, 2013 and 2012
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests		Total
Balances, January 1, 2012	$—	$1,235	$21,757	$(2,863)	$(19,900)	$322		$551
Net earnings			6,705			132	(a)	6,837	(a)
Other comprehensive earnings (losses), net of income taxes				28		29	(a)	57	(a)
Issuance of stock awards and exercise of stock options		50			115			165
Dividends declared ($2.39 per share)			(4,068)					(4,068)
Payments to noncontrolling interests						(162)		(162)
Common stock repurchased					(4,540)			(4,540)
Balances, September 30, 2012	$—	$1,285	$24,394	$(2,835)	$(24,325)	$321		$(1,160)
Balances, January 1, 2013	$—	$1,334	$25,076	$(3,604)	$(26,282)	$322		$(3,154)
Net earnings			6,589			150	(a)	6,739	(a)
Other comprehensive earnings (losses), net of income taxes				(1,165)		(17)	(a)	(1,182)	(a)
Issuance of stock awards and exercise of stock options		17			135			152
Dividends declared ($2.64 per share)			(4,306)					(4,306)
Payments to noncontrolling interests						(176)		(176)
Purchase of subsidiary shares from noncontrolling interests		(672)		(51)		(41)		(764)
Common stock repurchased					(4,500)			(4,500)
Balances, September 30, 2013	$—	$679	$27,359	$(4,820)	$(30,647)	$238		$(7,191)
(a) For the nine months ended September 30, 2012, net earnings attributable to noncontrolling interests exclude $126 million of earnings related to the redeemable noncontrolling interest, which is reported outside of the equity section in the condensed consolidated balance sheet. Other comprehensive earnings, net of income taxes, also exclude $17 million of net currency translation adjustment gains related to the redeemable noncontrolling interest at September 30, 2012. For the nine months ended September 30, 2013, net earnings attributable to noncontrolling interests exclude $75 million of earnings related to the redeemable noncontrolling interest, which is reported outside of the equity section in the condensed consolidated balance sheet. Other comprehensive earnings, net of income taxes, also exclude $23 million of net currency translation adjustment losses related to the redeemable noncontrolling interest at September 30, 2013.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$6,814	$6,963

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	659	665
Deferred income tax provision (benefit)	73	(109)
Asset impairment and exit costs, net of cash paid	(9)	19
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	(206)	(392)
Inventories	546	(137)
Accounts payable	26	—
Income taxes	(606)	326
Accrued liabilities and other current assets	183	177
Pension plan contributions	(82)	(84)
Other	417	343
Net cash provided by operating activities	7,815	7,771

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(821)	(719)
Investments in unconsolidated subsidiaries	(656)	(3)
Other	6	31
Net cash used in investing activities	(1,471)	(691)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Short-term borrowing activity by original maturity:
Net issuances - maturities of 90 days or less	$215	$1,367
Issuances - maturities longer than 90 days	1,610	478
Repayments - maturities longer than 90 days	(516)	(1,220)
Long-term debt proceeds	5,205	5,516
Long-term debt repaid	(2,738)	(2,237)
Repurchases of common stock	(4,516)	(4,557)
Dividends paid	(4,202)	(3,973)
Purchase of subsidiary shares from noncontrolling interests	(703)	—
Other	(258)	(262)
Net cash used in financing activities	(5,903)	(4,888)
Effect of exchange rate changes on cash and cash equivalents	(42)	75

Cash and cash equivalents:
Increase	399	2,267
Balance at beginning of period	2,983	2,550
Balance at end of period	$3,382	$4,817

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
Certain prior years' amounts have been reclassified to conform with the current year's presentation, due to the separate disclosure of investments in unconsolidated subsidiaries. For further details, see Note 17. Investments in Unconsolidated Subsidiaries.
These statements should be read in conjunction with the audited consolidated financial statements and related notes, which appear in PMI’s Annual Report to Shareholders and which are incorporated by reference into PMI’s Annual Report on Form 10-K for the year ended December 31, 2012.

Note 2. Asset Impairment and Exit Costs:
Pre-tax asset impairment and exit costs consisted of the following:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2013	2012	2013	2012
Separation programs:
Asia	$—	$13	$—	$13
Latin America & Canada	—	24	—	8
Total separation programs	—	37	—	21
Contract termination charges:
Asia	8	5	—	5
Total contract termination charges	8	5	—	5
Asset impairment charges:
Asia	—	6	—	6
Latin America & Canada	—	2	—	2
Total asset impairment charges	—	8	—	8
Asset impairment and exit costs	$8	$50	$—	$34

Exit Costs
Separation Programs
On September 30, 2013, PMI announced its intention to restructure its global and regional functions based in Switzerland. The potential restructuring is expected to result in the elimination or relocation of approximately 170 positions. PMI expects to finalize its plans during the fourth quarter of 2013.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In another initiative, PMI recorded pre-tax separation program charges of $37 million and $21 million for the nine months and three months ended September 30, 2012, respectively. The 2012 pre-tax separation program charges primarily related to severance costs associated with factory restructurings.

Contract Termination Charges
During the nine months ended September 30, 2013, PMI recorded exit costs of $8 million related to the termination of distribution agreements. During the third quarter of 2012, PMI recorded exit costs of $5 million related to the termination of a distribution agreement.
Movement in Exit Cost Liabilities
The movement in exit cost liabilities for the nine months ended September 30, 2013 was as follows:

(in millions)
Liability balance, January 1, 2013	$20
Charges	8
Cash spent	(17)
Currency/other	—
Liability balance, September 30, 2013	$11
Cash payments related to exit costs at PMI were $17 million and $5 million for the nine months and three months ended September 30, 2013, respectively, and $31 million and $11 million for the nine months and three months ended September 30, 2012, respectively. Future cash payments for exit costs incurred to date are expected to be approximately $11 million, and will be substantially paid in 2014.
Asset Impairment Charges
During the third quarter of 2012, PMI recorded pre-tax asset impairment charges of $8 million related to factory restructurings.

Note 3. Stock Plans:
In May 2012, PMI’s stockholders approved the Philip Morris International Inc. 2012 Performance Incentive Plan (the “2012 Plan”). The 2012 Plan replaced the 2008 Performance Incentive Plan (the “2008 Plan”) and, as a result, there will be no additional grants under the 2008 Plan. Under the 2012 Plan, PMI may grant to eligible employees restricted stock, restricted stock units and deferred stock units, performance-based cash incentive awards and performance-based equity awards. Up to 30 million shares of PMI’s common stock may be issued under the 2012 Plan. At September 30, 2013, shares available for grant under the 2012 Plan were 27,211,610.
In 2008, PMI adopted the Philip Morris International Inc. 2008 Stock Compensation Plan for Non-Employee Directors (the “Non-Employee Directors Plan”). A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the Non-Employee Directors Plan. At September 30, 2013, shares available for grant under the plan were 783,905.
During the nine months ended September 30, 2013, PMI granted 2.8 million shares of deferred stock awards to eligible employees at a weighted-average grant date fair value of $88.43 per share. During the nine months ended September 30, 2012, PMI granted 3.2 million shares of deferred stock awards to eligible employees at a weighted-average grant date fair value of $79.58 per share. PMI recorded compensation expense related to stock awards of $172 million and $191 million during the nine months ended September 30, 2013 and 2012, respectively and $48 million and $55 million during the three months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, PMI had $278 million of total unrecognized compensation cost related to non-vested restricted and deferred stock awards. The cost is recognized over the original restriction period of the awards, which is typically three or more years after the date of the award, subject to earlier vesting on death or disability or normal retirement, or separation from employment by mutual agreement after reaching age 58.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the nine months ended September 30, 2013, 3.2 million shares of PMI restricted stock and deferred stock awards vested. The grant date fair value of all the vested shares was approximately $157 million. The total fair value of restricted stock and deferred stock awards that vested during the nine months ended September 30, 2013 was approximately $288 million.

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
Pension Plans
Components of Net Periodic Benefit Cost
Net periodic pension cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Service cost	$5	$5	$190	$143
Interest cost	12	12	126	142
Expected return on plan assets	(11)	(11)	(257)	(243)
Amortization:
Net loss	8	7	151	92
Prior service cost	1	1	7	8
Net transition obligation	—	—	1	1
Net periodic pension cost	$15	$14	$218	$143

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2013	2012	2013	2012
Service cost	$1	$1	$63	$47
Interest cost	4	4	42	46
Expected return on plan assets	(3)	(3)	(84)	(81)
Amortization:
Net loss	2	2	49	30
Prior service cost	—	—	2	4
Net transition obligation	—	—	—	1
Net periodic pension cost	$4	$4	$72	$47

Employer Contributions
PMI makes, and plans to make, contributions, to the extent that they are tax deductible and to meet specific funding requirements of its funded U.S. and non-U.S. plans. Employer contributions of $82 million were made to the pension plans during the nine months ended September 30, 2013. Currently, PMI anticipates making additional contributions during the remainder of 2013 of approximately $138 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5. Goodwill and Other Intangible Assets, net:
Goodwill and other intangible assets, net, by segment were as follows:

	Goodwill		Other Intangible Assets, net
(in millions)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
European Union	$1,463	$1,448	$609	$647
Eastern Europe, Middle East & Africa	614	637	230	242
Asia	4,183	4,791	1,327	1,542
Latin America & Canada	2,917	3,024	1,124	1,188
Total	$9,177	$9,900	$3,290	$3,619
Goodwill is due primarily to PMI’s acquisitions in Canada, Indonesia, Mexico, Greece, Serbia, Colombia and Pakistan, as well as the business combination in the Philippines in February 2010. The movements in goodwill from December 31, 2012 were as follows:

(in millions)	European Union	Eastern Europe, Middle East & Africa	Asia	Latin America & Canada	Total
Balances, December 31, 2012	$1,448	$637	$4,791	$3,024	$9,900
Changes due to:
Currency	15	(23)	(608)	(107)	(723)
Balances, September 30, 2013	$1,463	$614	$4,183	$2,917	$9,177
Additional details of other intangible assets were as follows:

	September 30, 2013		December 31, 2012
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$1,855		$2,046
Amortizable intangible assets	1,964	$529	2,046	$473
Total other intangible assets	$3,819	$529	$4,092	$473

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia in 2005 and Mexico in 2007. Amortizable intangible assets primarily consist of certain trademarks, distribution networks and non-compete agreements associated with business combinations. The range of useful lives as well as the weighted-average remaining useful life of amortizable intangible assets at September 30, 2013 is as follows:

Description	Initial Estimated Useful Lives	Weighted-Average Remaining Useful Life
Trademarks	2 - 40 years	25 years
Distribution networks	20 - 30 years	14 years
Non-compete agreements	3 - 10 years	2 years
Other (including farmer contracts and intellectual property rights)	12.5 - 17 years	12 years

Pre-tax amortization expense for intangible assets during the nine months ended September 30, 2013 and 2012, was $71 million and $73 million, respectively, and $23 million and $24 million for the three months ended September 30, 2013 and 2012,

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

respectively. Amortization expense for each of the next five years is estimated to be $94 million or less, assuming no additional transactions occur that require the amortization of intangible assets.
The decrease in the gross carrying amount of other intangible assets from December 31, 2012 was due primarily to currency movements.
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
PMI uses deliverable and non-deliverable forward foreign exchange contracts, foreign currency swaps and foreign currency options, collectively referred to as foreign exchange contracts, to mitigate its exposure to changes in exchange and interest rates from third-party and intercompany actual and forecasted transactions. The primary currencies to which PMI is exposed include the Australian dollar, Euro, Indonesian rupiah, Japanese yen, Mexican peso, Russian ruble, Swiss franc and Turkish lira. At September 30, 2013, PMI had contracts with aggregate notional amounts of $16.2 billion. Of the $16.2 billion aggregate notional amount at September 30, 2013, $3.5 billion related to cash flow hedges, $2.6 billion related to hedges of net investments in foreign operations and $10.1 billion related to other derivatives that primarily offset currency exposures on intercompany financing.
The fair values of PMI’s foreign exchange contracts included in the condensed consolidated balance sheet as of September 30, 2013 and December 31, 2012, were as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in millions)	Balance Sheet Classification	At September 30, 2013	At December 31, 2012	Balance Sheet Classification	At September 30, 2013	At December 31, 2012
Foreign exchange contracts designated as hedging instruments	Other current assets	$142	$146	Other accrued liabilities	$14	$8
	Other assets	21	—	Other liabilities	24	—
Foreign exchange contracts not designated as hedging instruments	Other current assets	52	14	Other accrued liabilities	32	47
				Other liabilities	8	—
Total derivatives		$215	$160		$78	$55

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Hedging activities, which represent movement in derivatives as well as the respective underlying transactions, had the following effect on PMI’s condensed consolidated statements of earnings and other comprehensive earnings for the nine months and three months ended September 30, 2013 and 2012:

(in millions)	For the Nine Months Ended September 30, 2013
Gain (Loss)	Cash Flow Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$213		$—		$213
Cost of sales	6		—		6
Marketing, administration and research costs	—		—		—
Operating income	219		—		219
Interest expense, net	(38)		—		(38)
Earnings before income taxes	181		—		181
Provision for income taxes	(23)		2		(21)
Net earnings attributable to PMI	$158		$2		$160
Other Comprehensive Earnings/(Losses):
Gains transferred to earnings	$(181)			$23	$(158)
Recognized gains	181			(23)	158
Net impact on equity	$—			$—	$—
Currency translation adjustments		$(28)		$9	$(19)

(in millions)	For the Nine Months Ended September 30, 2012
Gain (Loss)	Cash Flow Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$33		$—		$33
Cost of sales	19		—		19
Marketing, administration and research costs	—		—		—
Operating income	52		—		52
Interest expense, net	(43)		11		(32)
Earnings before income taxes	9		11		20
Provision for income taxes	(1)		1		—
Net earnings attributable to PMI	$8		$12		$20
Other Comprehensive Earnings/(Losses):
Gains transferred to earnings	$(9)			$1	$(8)
Recognized losses	(20)			3	(17)
Net impact on equity	$(29)			$4	$(25)
Currency translation adjustments		$(11)		$4	$(7)

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in millions)	For the Three Months Ended September 30, 2013
Gain (Loss)	Cash Flow Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$88		$—		$88
Cost of sales	—		—		—
Marketing, administration and research costs	—		—		—
Operating income	88		—		88
Interest expense, net	(16)		(2)		(18)
Earnings before income taxes	72		(2)		70
Provision for income taxes	(9)		1		(8)
Net earnings attributable to PMI	$63		$(1)		$62
Other Comprehensive Earnings/(Losses):
Gains transferred to earnings	$(72)			$9	$(63)
Recognized gains	2			—	2
Net impact on equity	$(70)			$9	$(61)
Currency translation adjustments		$(44)		10	$(34)

(in millions)	For the Three Months Ended September 30, 2012
Gain (Loss)	Cash Flow Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$9		$—		$9
Cost of sales	—		—		—
Marketing, administration and research costs	—		—		—
Operating income	9		—		9
Interest expense, net	(13)		5		(8)
Earnings before income taxes	(4)		5		1
Provision for income taxes	—		1		1
Net earnings attributable to PMI	$(4)		$6		$2
Other Comprehensive Earnings/(Losses):
Losses transferred to earnings	$4			$—	$4
Recognized losses	(33)			4	(29)
Net impact on equity	$(29)			$4	$(25)
Currency translation adjustments		$(11)		4	$(7)

Each type of hedging activity is described in greater detail below.
Cash Flow Hedges
PMI has entered into foreign exchange contracts to hedge foreign currency exchange risk related to certain forecasted transactions. The effective portion of gains and losses associated with qualifying cash flow hedge contracts is deferred as a component of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. During the nine months and three months ended September 30, 2013 and 2012, ineffectiveness related to cash flow hedges was not material. As of September 30, 2013, PMI has hedged forecasted transactions for periods not exceeding

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

the next fifteen months. The impact of these hedges is included in operating cash flows on PMI’s condensed consolidated statements of cash flows.

For the nine months and three months ended September 30, 2013 and 2012, foreign exchange contracts that were designated as cash flow hedging instruments impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives
		2013	2012	2013	2012
Foreign exchange contracts				$181	$(20)
	Net revenues	$213	$33
	Cost of sales	6	19
	Interest expense, net	(38)	(43)
Total		$181	$9	$181	$(20)

(pre-tax, in millions)	For the Three Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives
		2013	2012	2013	2012
Foreign exchange contracts				$2	$(33)
	Net revenues	$88	$9
	Interest expense, net	(16)	(13)
Total		$72	$(4)	$2	$(33)

Hedges of Net Investments in Foreign Operations
PMI designates certain foreign currency denominated debt and foreign exchange contracts as net investment hedges of its foreign operations. For the nine months ended September 30, 2013 and 2012, these hedges of net investments resulted in losses, net of income taxes, of $163 million and $30 million, respectively. For the three months ended September 30, 2013 and 2012, these hedges of net investments resulted in losses, net of income taxes, of $199 million and $70 million, respectively. These losses were reported as a component of accumulated other comprehensive losses within currency translation adjustments. For the nine months and three months ended September 30, 2013 and 2012, ineffectiveness related to net investment hedges was not material. Other investing cash flows on PMI’s condensed consolidated statements of cash flows include the premiums paid for and settlements of net investment hedges.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the nine months and three months ended September 30, 2013 and 2012, foreign exchange contracts that were designated as net investment hedging instruments impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Nine Months Ended September 30,
Derivatives in Net Investment Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives
		2013	2012	2013	2012
Foreign exchange contracts				$(28)	$(11)
	Interest expense, net	$—	$—

(pre-tax, in millions)	For the Three Months Ended September 30,
Derivatives in Net Investment Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives
		2013	2012	2013	2012
Foreign exchange contracts				$(44)	$(11)
	Interest expense, net	$—	$—

Other Derivatives
PMI has entered into foreign exchange contracts to hedge the foreign currency exchange and interest rate risks related to intercompany loans between certain subsidiaries, and third-party loans. While effective as economic hedges, no hedge accounting is applied for these contracts; therefore, the unrealized gains (losses) relating to these contracts are reported in PMI’s condensed consolidated statements of earnings. For the nine months ended September 30, 2013 and 2012, the gains from contracts for which PMI did not apply hedge accounting were $67 million and $66 million, respectively. For the three months ended September 30, 2013 and 2012, the gains from contracts for which PMI did not apply hedge accounting were $87 million and $190 million, respectively. The gains from these contracts substantially offset the losses generated by the underlying intercompany and third-party loans being hedged.

As a result, for the nine months and three months ended September 30, 2013 and 2012, these items impacted the condensed consolidated statements of earnings as follows:

(pre-tax, in millions)	For the Three Months Ended September 30,
Derivatives not Designated as Hedging Instruments	Statement of Earnings Classification of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Earnings
		For the Nine Months Ended September 30,		For the Three Months Ended September 30,
		2013	2012	2013	2012
Foreign exchange contracts
	Interest expense, net	$—	$11	$(2)	$5

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses
Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2013	2012	2013	2012
Gain at beginning of period	$92	$15	$153	$15
Derivative (gains)/losses transferred to earnings	(158)	(8)	(63)	4
Change in fair value	158	(17)	2	(29)
Gain/(loss) as of September 30,	$92	$(10)	$92	$(10)
At September 30, 2013, PMI expects $82 million of derivative gains that are included in accumulated other comprehensive losses to be reclassified to the condensed consolidated statement of earnings within the next twelve months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.
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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

With the consolidation of PMFTC, FTC’s share of PMFTC’s comprehensive income or loss is attributable to the redeemable noncontrolling interest, impacting the carrying value. To the extent that the attribution of these amounts would cause the carrying value to fall below the redemption amount of $1.17 billion, the carrying amount would be adjusted back up to the redemption value through stockholders’ (deficit) equity. The movement in redeemable noncontrolling interest for the nine months ended September 30, 2013 was as follows:

(in millions)
Redeemable noncontrolling interest at December 31, 2012	$1,301
Share of net earnings	75
Dividend payments	(70)
Currency translation losses	(23)
Redeemable noncontrolling interest at September 30, 2013	$1,283
The redeemable noncontrolling interest balance at September 30, 2012 was $1,276 million. The increase in redeemable noncontrolling interest from December 31, 2011 through September 30, 2012 of $64 million was due to $126 million of net earnings and $17 million of currency translation gains, partially offset by dividend payments of $79 million.
In future periods, if the fair value of 50% of PMFTC were to drop below the redemption value of $1.17 billion, the difference would be treated as a special dividend to FTC and would reduce PMI’s earnings per share. Reductions in earnings per share may be partially or fully reversed in subsequent periods if the fair value of the redeemable noncontrolling interest increases relative to the redemption value. Such increases in earnings per share would be limited to cumulative prior reductions. At September 30, 2013, PMI determined that 50% of the fair value of PMFTC exceeded the redemption value of $1.17 billion.

Note 8. Earnings Per Share:
Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2013	2012	2013	2012
Net earnings attributable to PMI	$6,589	$6,705	$2,340	$2,227
Less distributed and undistributed earnings attributable to share-based payment awards	35	36	12	12
Net earnings for basic and diluted EPS	$6,554	$6,669	$2,328	$2,215
Weighted-average shares for basic and diluted EPS	1,630	1,701	1,614	1,683
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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Segment data were as follows:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2013	2012	2013	2012
Net revenues:
European Union	$21,255	$20,654	$7,487	$6,904
Eastern Europe, Middle East & Africa	15,346	14,256	5,546	5,125
Asia	15,776	15,668	5,144	5,174
Latin America & Canada	7,262	7,073	2,452	2,389
Net revenues	$59,639	$57,651	$20,629	$19,592
Earnings before income taxes:
Operating companies income:
European Union	$3,227	$3,232	$1,207	$1,085
Eastern Europe, Middle East & Africa	2,968	2,805	1,088	1,047
Asia	3,567	4,068	1,097	1,297
Latin America & Canada	776	753	267	267
Amortization of intangibles	(71)	(73)	(23)	(24)
General corporate expenses	(155)	(155)	(43)	(49)
Operating income	10,312	10,630	3,593	3,623
Interest expense, net	(721)	(633)	(239)	(211)
Earnings before income taxes	$9,591	$9,997	$3,354	$3,412
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
To date, we have paid only one judgment in a tobacco-related case. That judgment, including costs, was approximately €1,400 (approximately $1,920), and that payment was made in order to appeal an Italian small claims case, which was subsequently reversed on appeal. To date, no tobacco-related case has been finally resolved in favor of a plaintiff against us, our subsidiaries or indemnitees.
The table below lists the number of tobacco-related cases pending against us and/or our subsidiaries or indemnitees as of October 30, 2013, November 1, 2012 and November 1, 2011:

Type of Case	Number of Cases Pending as of October 30, 2013	Number of Cases Pending as of November 1, 2012	Number of Cases Pending as of November 1, 2011
Individual Smoking and Health Cases	61	75	84
Smoking and Health Class Actions	11	10	10
Health Care Cost Recovery Actions	15	15	11
Lights Class Actions	1	2	2
Individual Lights Cases	2	7	9
Public Civil Actions	3	4	3
Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 416 Smoking and Health, Lights, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Ten cases have had decisions in favor of plaintiffs. Eight of these cases have subsequently reached final resolution in our favor and two remain on appeal.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The table below lists the verdicts and post-trial developments in the following cases where verdicts were returned in favor of plaintiffs:

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
September 2009	Brazil/Bernhardt	Individual Smoking and Health	The Civil Court of Rio de Janeiro found for plaintiff and ordered Philip Morris Brasil to pay R$13,000 (approximately $6,000) in “moral damages.”
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
In March 2011, the Court of Appeals affirmed the trial court's decision and denied Philip Morris Brasil's appeal. The Court of Appeals increased the amount of damages awarded to the plaintiff to R$100,000 (approximately $45,900). Philip Morris Brasil has appealed this decision.

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

In April 2004, the court clarified its ruling, awarding “moral damages” of R$1,000 (approximately $460) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class was not estimated. Defendants appealed to the São Paulo Court of Appeals, which annulled the ruling in November 2008, finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In May 2011, the trial court dismissed the claim. Plaintiff has appealed. In addition, the defendants filed a constitutional appeal to the Federal Supreme Tribunal on the basis that the plaintiff did not have standing to bring the lawsuit. This appeal is still pending.

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
As of October 30, 2013, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•
61 cases brought by individual plaintiffs in Argentina (24), Brazil (24), Canada (2), Chile (3), Costa Rica (2), Greece (1), Italy (3), the Philippines (1) and Scotland (1), compared with 75 such cases on November 1, 2012, and 84 cases on November 1, 2011; and

•	11 cases brought on behalf of classes of individual plaintiffs in Brazil (2) and Canada (9), compared with 10 such cases on November 1, 2012 and November 1, 2011, respectively.

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

In the ninth class action pending in Canada, Suzanne Jacklin v. Canadian Tobacco Manufacturers' Council, et al., Ontario Superior Court of Justice, filed June 20, 2012, we, our subsidiaries, and our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The plaintiff, an individual smoker, alleges her own addiction to tobacco products and COPD resulting from the use of tobacco products. She is seeking compensatory and unspecified punitive damages on behalf of a proposed class comprised of all smokers who have smoked a minimum of 25,000 cigarettes and have allegedly suffered, or suffer, from COPD, heart disease, or cancer, as well as restitution of profits. Plaintiff's counsel has indicated that he does not intend to take any action in this case in the near future.

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
As of October 30, 2013, there were 15 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Canada (9), Nigeria (5) and Spain (1), compared with 15 such cases on November 1, 2012 and 11 such cases on November 1, 2011.
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

As of October 30, 2013, the following lights cases were pending against our subsidiaries or indemnitees:

•	1 case brought on behalf of individual plaintiffs in Israel, compared with 2 such cases on November 1, 2012 and November 1, 2011, respectively; and

•	2 cases brought by individual plaintiffs in Chile (1) and Italy (1), compared with 7 such cases on November 1, 2012, and 9 such cases on November 1, 2011.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In the class action pending in Israel, El-Roy, et al. v. Philip Morris Incorporated, et al., District Court of Tel-Aviv/Jaffa, Israel, filed January 18, 2004, our subsidiary and our indemnitees (PM USA and our former importer) are defendants. The plaintiffs filed a purported class action claiming that the class members were misled by the descriptor “lights” into believing that lights cigarettes are safer than full flavor cigarettes. The claim seeks recovery of the purchase price of lights cigarettes and compensation for distress for each class member. Hearings took place in November and December 2008 regarding whether the case meets the legal requirements necessary to allow it to proceed as a class action. The parties' briefing on class certification was completed in March 2011. In November 2012, the court denied class certification and dismissed the individual claims. Plaintiffs have appealed, and an oral hearing has been scheduled for September 2014.

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
As of October 30, 2013, there were 3 public civil actions pending against our subsidiaries in Argentina (1), Brazil (1), and Venezuela (1), compared with 4 such cases on November 1, 2012, and 3 such cases on November 1, 2011.
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
In the previously reported case in Argentina, Conciencia Ciudadana Mejorar Asociación Civil, et al.v. Massalin Particulares S.A., 4th Civil & Commercial Court of Zarate, Argentina, filed September 20, 2012, our subsidiary was a defendant. Plaintiffs, a civil association and an individual, sought an order requiring our subsidiary to place information regarding tar, nicotine, and carbon monoxide yields on the packages of cigarettes in the Marlboro brand family. Plaintiffs also sought moral and punitive damages. On June 24, 2013, the trial court dismissed this case without prejudice upon plaintiffs' voluntary motion seeking dismissal. Plaintiffs did not appeal, and the case is now terminated. We will no longer report this case.
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
PMI’s effective tax rates for the nine months and three months ended September 30, 2013 were 29.0% and 28.4%, respectively. PMI's effective tax rates for the nine months and three months ended September 30, 2012 were 30.3% and 31.9%, respectively. The effective tax rate for the nine months ended September 30, 2013 was unfavorably impacted by the additional expense associated with the Act ($17 million). The effective tax rates for the nine months and three months ended September 30, 2012, were unfavorably impacted by an additional income tax provision of $79 million following the conclusion of the IRS examination of Altria's consolidated tax returns for the years 2004-2006. Prior to March 28, 2008, PMI was a wholly-owned subsidiary of Altria. Excluding these special 2013 and 2012 tax items discussed in this paragraph, the change in the effective tax rate for the nine months and three months ended September 30, 2013 was primarily due to earnings mix and repatriation cost differences.
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

Note 12. Indebtedness:
Short-term Borrowings:
At September 30, 2013 and December 31, 2012, PMI’s short-term borrowings, consisting of commercial paper and bank loans to certain PMI subsidiaries, had a carrying value of $3,668 million and $2,419 million, respectively. The fair value of PMI’s short-term borrowings, based on current market interest rates, approximates carrying value.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Long-term Debt:
At September 30, 2013 and December 31, 2012, PMI’s long-term debt consisted of the following:

(in millions)	September 30, 2013	December 31, 2012
U.S. dollar notes, 0.312% to 6.875% (average interest rate 4.198%), due through 2043	$14,517	$14,702
Foreign currency obligations:
Euro notes, 1.750% to 5.875% (average interest rate 3.339%), due through 2033	7,164	3,724
Swiss franc notes, 0.875% to 2.000% (average interest rate 1.240%), due through 2021	1,267	1,579
Other (average interest rate 3.629%), due through 2024	184	415
	23,132	20,420
Less current portion of long-term debt	1,255	2,781
	$21,877	$17,639
Other foreign currency debt above includes mortgage debt in Switzerland at September 30, 2013 and December 31, 2012, and debt from our business combination in the Philippines at December 31, 2012. Other foreign currency debt also includes capital lease obligations.
PMI's debt offerings in the first nine months of 2013 were as follows:

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

At September 30, 2013, PMI's total committed credit facilities were as follows:

(in billions)

Type	Committed Credit Facilities
364-day revolving credit, expiring February 11, 2014	$2.0
Multi-year revolving credit, expiring March 31, 2015	2.5
Multi-year revolving credit, expiring October 25, 2016	3.5
Total facilities	$8.0

At September 30, 2013, there were no borrowings under these committed credit facilities.

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
Debt
The fair value of PMI’s outstanding debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. The aggregate carrying value of PMI’s debt, excluding short-term borrowings and $17 million of capital lease obligations, was $23,115 million at September 30, 2013. The fair value of PMI’s outstanding debt, excluding the aforementioned short-term borrowings and capital lease obligations, has been classified within Level 1 and Level 2 in the table shown below.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The aggregate fair values of PMI’s derivative financial instruments and debt as of September 30, 2013, were as follows:

(in millions)	Fair Value at September 30, 2013	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$215	$—	$215	$—
Total assets	$215	$—	$215	$—
Liabilities:
Debt	$24,037	$23,855	$182	$—
Foreign exchange contracts	78	—	78	—
Total liabilities	$24,115	$23,855	$260	$—

Note 14. Accumulated Other Comprehensive Losses:
PMI’s accumulated other comprehensive losses, net of taxes, consisted of the following:

(in millions)	At September 30, 2013	At December 31, 2012	At September 30, 2012
Currency translation adjustments	$(1,724)	$(331)	$(358)
Pension and other benefits	(3,188)	(3,365)	(2,467)
Derivatives accounted for as hedges	92	92	(10)
Total accumulated other comprehensive losses	$(4,820)	$(3,604)	$(2,835)

Reclassifications from Other Comprehensive Earnings

The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that is due to current period activity and reclassifications to the income statement are shown on the condensed consolidated statements of comprehensive earnings for the nine months and three months ended September 30, 2013 and 2012. The movement in currency translation adjustments for the nine months ended September 30, 2013 was also impacted by the purchase of the remaining shares of the Mexican tobacco business. For additional information, see Note 4. Benefit Plans and Note 6. Financial Instruments for disclosures related to PMI's pension and other benefits, and derivative financial instruments.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The effects of these foreign exchange contract assets and liabilities on PMI's condensed consolidated balance sheets were as follows:

(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Received/Pledged
						Net Amount

At September 30, 2013
Assets
Foreign exchange contracts	$215	$—	$215	$(48)	$(126)	$41
Liabilities
Foreign exchange contracts	$78	$—	$78	$(48)	$(13)	$17
At December 31, 2012
Assets
Foreign exchange contracts	$160	$—	$160	$(24)	$—	$136
Liabilities
Foreign exchange contracts	$55	$—	$55	$(24)	$—	$31

Note 16. Acquisitions and Other Business Arrangements:

In May 2013, PMI announced that Grupo Carso, S.A.B. de C.V. ("Grupo Carso") would sell to PMI its remaining 20% interest in the Mexican tobacco business. The sale was completed on September 30, 2013, with the approval of the Mexican antitrust authority, for $703 million. As a result, PMI now owns 100% of the Mexican tobacco business. A director of PMI has an affiliation with Grupo Carso. The final purchase price is subject to a potential adjustment based on the actual performance of the Mexican tobacco business over the three-year period ending two fiscal years after the closing of the purchase. In addition, upon declaration, PMI will pay a dividend of approximately $38 million to Grupo Carso related to the earnings of the Mexican tobacco business for the nine months ended September 30, 2013. The purchase of the remaining 20% interest resulted in a decrease to PMI's additional paid in capital of $672 million.

Note 17. Investments in Unconsolidated Subsidiaries:

At September 30, 2013 and December 31, 2012, PMI had total investments in unconsolidated subsidiaries of $665 million and $24 million, respectively, which were accounted for under the equity method of accounting. On September 30, 2013, PMI acquired a 49% equity interest in United Arab Emirates-based Arab Investors-TA (FZC) (“AITA”) for approximately $625 million. As a result of this transaction, PMI holds an approximate 25% economic interest in Société des Tabacs Algéro-Emiratie (“STAEM”), an Algerian joint venture which is 51% owned by AITA and 49% by the Algerian state-owned enterprise Société Nationale des Tabacs et Allumettes SpA. STAEM manufactures and distributes under license some of PMI’s brands. The initial investment in AITA was recorded at cost and is included in investments in unconsolidated subsidiaries on the condensed consolidated balance sheet at September 30, 2013.
As of September 30, 2013, PMI had approximately $85 million in receivables relating to agreements with its unconsolidated subsidiaries within the EEMA Region. These agreements, which are in the ordinary course of business, are primarily for distribution, contract manufacturing and licenses. Earnings from investments in unconsolidated subsidiaries were insignificant for the nine months and three months ended September 30, 2013 and 2012.

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

Consolidated Operating Results for the Nine Months Ended September 30, 2013 – The changes in our reported diluted earnings per share (“diluted EPS”) for the nine months ended September 30, 2013, from the comparable 2012 amounts, were as follows:

	Diluted EPS	% Growth
For the nine months ended September 30, 2012	$3.92
2012 Asset impairment and exit costs	0.02
2012 Tax items	0.05
Subtotal of 2012 items	0.07
2013 Asset impairment and exit costs	—
2013 Tax items	(0.01)
Subtotal of 2013 items	(0.01)
Currency	(0.23)
Interest	(0.04)
Change in tax rate	0.04
Impact of lower shares outstanding and share-based payments	0.16
Operations	0.11
For the nine months ended September 30, 2013	$4.02	2.6%
Asset Impairment and Exit Costs – During the nine months ended September 30, 2013, we recorded pre-tax asset impairment and exit costs of $8 million (less than one cent impact on diluted EPS) related to the termination of distribution agreements in Asia. During the nine months ended September 30, 2012, we recorded pre-tax asset impairment and exit costs of $50 million ($29 million after tax and noncontrolling interests or $0.02 per share) primarily related to factory restructurings in Asia and in Latin America & Canada, as well as a contract termination charge in Asia.
On September 30, 2013, we announced our intention to restructure our global and regional functions based in Switzerland. The potential restructuring is expected to result in the elimination or relocation of approximately 170 positions. We expect to finalize the plans during the fourth quarter of 2013, and anticipate that the charge associated with the restructuring will reduce diluted EPS by approximately $0.03 in the fourth quarter of 2013.
Income Taxes – Our effective income tax rate for the nine months ended September 30, 2013 decreased by 1.3 percentage points to 29.0%. The effective tax rate for the nine months ended September 30, 2013, was unfavorably impacted by the additional expense associated with the enactment of the American Taxpayer Relief Act of 2012 ($17 million). The effective tax rate for the nine months ended September 30, 2012, was unfavorably impacted by an additional income tax provision of $79 million following the conclusion of the IRS examination of Altria Group, Inc.'s ("Altria") consolidated tax returns for the years 2004-2006. Prior to March 28, 2008, we were a wholly-owned subsidiary of Altria. The special tax items discussed in this paragraph decreased our diluted EPS by $0.01 in 2013, and $0.05 in 2012. Excluding the impact of these special tax items, the change in tax rate that increased our diluted EPS by $0.04 per share in 2013 was primarily due to earnings mix and repatriation cost differences.
Currency – The unfavorable currency impact during the reporting period was due primarily to the Argentine peso, Australian dollar, Indonesian rupiah, Japanese yen, Russian ruble and Swiss franc, partially offset by the Euro and Mexican peso.

Interest – The unfavorable impact of interest was due primarily to higher average debt levels, partially offset by lower average interest rates on debt.
Lower Shares Outstanding and Share-Based Payments – The favorable diluted EPS impact was due to the repurchase of our common stock pursuant to our share repurchase programs.

Operations – The increase in diluted EPS of $0.11 from our operations was due to the following segments:

•	EEMA: Higher pricing, partially offset by unfavorable volume/mix, higher marketing, administration and research costs and higher manufacturing costs; and

•	Latin America & Canada: Higher pricing, partially offset by unfavorable volume/mix and higher manufacturing costs;
partially offset by:

•	Asia: Unfavorable volume/mix, higher manufacturing costs and higher marketing, administration and research costs, partially offset by higher pricing; and

•	European Union: Unfavorable volume/mix, partially offset by higher pricing.

Consolidated Operating Results for the Three Months Ended September 30, 2013 – The changes in our reported diluted EPS for the three months ended September 30, 2013, from the comparable 2012 amounts, were as follows:

	Diluted EPS	% Growth
For the three months ended September 30, 2012	$1.32
2012 Asset impairment and exit costs	0.01
2012 Tax items	0.05
Subtotal of 2012 items	0.06
2013 Asset impairment and exit costs	—
2013 Tax items	—
Subtotal of 2013 items	—
Currency	(0.09)
Interest	(0.01)
Change in tax rate	0.03
Impact of lower shares outstanding and share-based payments	0.05
Operations	0.08
For the three months ended September 30, 2013	$1.44	9.1%
Asset Impairment and Exit Costs – During the three months ended September 30, 2012, we recorded pre-tax asset impairment and exit costs of $34 million ($21 million after tax and noncontrolling interests or $0.01 per share) primarily related to factory restructurings in Asia and Latin America & Canada, as well as a contract termination charge in Asia.
Income Taxes – Our effective income tax rate for the three months ended September 30, 2013 decreased by 3.5 percentage points to 28.4%. The effective tax rate for the three months ended September 30, 2012, was unfavorably impacted by an additional income tax provision of $79 million following the conclusion of the IRS examination of Altria's consolidated tax returns for the years 2004-2006. This additional tax provision decreased our diluted EPS by $0.05 per share in 2012. Excluding the impact of this additional provision in 2012, the change in tax rate that increased our diluted EPS by $0.03 in 2013 was primarily due to earnings mix and repatriation cost differences.
Currency – The unfavorable currency impact during the reporting period was due primarily to the Argentine peso, Australian dollar, Indonesian rupiah, Japanese yen and Swiss franc, partially offset by the Euro.

Interest – The unfavorable impact of interest was due primarily to higher average debt levels, partially offset by lower average interest rates on debt.
Lower Shares Outstanding and Share-Based Payments – The favorable diluted EPS impact was due to the repurchase of our common stock pursuant to our share repurchase programs.

Operations – The increase in diluted EPS of $0.08 from our operations was due primarily to the following segments:

•	EEMA: Higher pricing, partially offset by unfavorable volume/mix and higher costs; and

•	European Union: Higher pricing, partially offset by unfavorable volume/mix;
partially offset by:

•	Asia: Unfavorable volume/mix and higher manufacturing costs, partially offset by higher pricing.

For further details, see the “Consolidated Operating Results” and “Operating Results by Business Segment” sections of the following “Discussion and Analysis.”
2013 Forecasted Results - On October 17, 2013, we revised our 2013 full-year reported diluted EPS forecast to be in a range of $5.35 to $5.40, versus $5.17 in 2012. This forecast includes the unfavorable special tax item of $0.01 per share associated with the enactment of the American Taxpayer Relief Act of 2012 reported in the first quarter of 2013, an anticipated 2013 fourth-quarter charge, related to a previously announced organizational restructuring, of approximately $0.03 per share and reflects a cautious outlook regarding certain markets. Excluding an unfavorable currency impact, at prevailing exchange rates, of approximately $0.33 for the full-year 2013 and the tax item and restructuring charge, reported diluted earnings per share are projected to increase by approximately 10% versus adjusted diluted earnings per share of $5.22 in 2012. This forecast includes a one-year gross productivity and cost savings target for 2013 of approximately $300 million and a share repurchase target for 2013 of $6.0 billion.
We calculated 2012 adjusted diluted EPS as reported diluted EPS of $5.17, plus the $0.02 per share charge related to discrete tax items and the $0.03 per share charge related to asset impairment and exit costs.
This 2013 guidance excludes the impact of any future acquisitions, unanticipated asset impairment and exit cost charges, future changes in currency exchange rates and any unusual events. The factors described in the “Cautionary Factors That May Affect Future Results” section of the following “Discussion and Analysis” represent continuing risks to these projections.
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

Discussion and Analysis
Consolidated Operating Results
See pages 67-71 for a discussion of our "Cautionary Factors That May Affect Future Results." Our cigarette volume, net revenues, excise taxes on products and operating companies income by segment were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2013	2012	2013	2012
Cigarette volume:
European Union	140,659	151,222	48,969	51,629
Eastern Europe, Middle East & Africa	220,034	226,472	76,902	81,388
Asia	226,503	244,009	73,296	79,507
Latin America & Canada	69,774	72,214	23,957	24,007
Total cigarette volume	656,970	693,917	223,124	236,531
Net revenues:
European Union	$21,255	$20,654	$7,487	$6,904
Eastern Europe, Middle East & Africa	15,346	14,256	5,546	5,125
Asia	15,776	15,668	5,144	5,174
Latin America & Canada	7,262	7,073	2,452	2,389
Net revenues	$59,639	$57,651	$20,629	$19,592
Excise taxes on products:
European Union	$14,798	$14,191	$5,206	$4,779
Eastern Europe, Middle East & Africa	8,837	8,063	3,261	2,918
Asia	7,751	7,275	2,601	2,413
Latin America & Canada	4,825	4,634	1,634	1,562
Excise taxes on products	$36,211	$34,163	$12,702	$11,672
Operating income:
Operating companies income:
European Union	$3,227	$3,232	$1,207	$1,085
Eastern Europe, Middle East & Africa	2,968	2,805	1,088	1,047
Asia	3,567	4,068	1,097	1,297
Latin America & Canada	776	753	267	267
Amortization of intangibles	(71)	(73)	(23)	(24)
General corporate expenses	(155)	(155)	(43)	(49)
Operating income	$10,312	$10,630	$3,593	$3,623
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

Consolidated Operating Results for the Nine Months Ended September 30, 2013
The following discussion compares our consolidated operating results for the nine months ended September 30, 2013, with the nine months ended September 30, 2012.
Our cigarette shipment volume of 657.0 billion units decreased by 36.9 billion units (5.3%), driven by a total industry volume decline and lower share. The decline in our cigarette shipment volume mainly reflected:

•
in the European Union, the unfavorable impact of excise tax-driven price increases, the weak economic and employment environment, the growth of the other tobacco products ("OTP") category, and the prevalence of illicit trade;

•
in EEMA, the impact of tax-driven price increases, illicit trade and the weakening of the economy in Russia, an increase in illicit trade in Turkey and the impact of tax-driven price increases and an increase in illicit trade in Ukraine, partly offset by growth in Egypt and the Middle East;

•
in Asia, the unfavorable impact of the disruptive January 2013 excise tax increase in the Philippines, which reduced our shipment volume by 18.4 billion units or 26.8%, partly offset by higher volumes in Indonesia; and

•	in Latin America & Canada, primarily due to a lower total cigarette market in Argentina and Brazil.
Excluding the Philippines, our cigarette shipment volume was down by 3.0%, and our total tobacco volume was down by 2.7% (including OTP in cigarette equivalent units).
Our market share grew in a number of key markets, including Algeria, Argentina, Belgium, Brazil, Canada, Colombia, Egypt, France, Germany, Greece, Hong Kong, Indonesia, Italy, the Netherlands, Poland, Saudi Arabia, Spain, Thailand, Ukraine and the United Kingdom.
Total cigarette shipments of Marlboro of 216.3 billion units decreased by 4.4%, due primarily to declines in: the European Union, notably France, Greece, the Netherlands, Poland, Spain and the United Kingdom, partly offset by Italy; EEMA, primarily the Middle East, Russia, Turkey and Ukraine, partly offset by North Africa; Asia, primarily due to Japan, Korea and the Philippines, partly offset by Indonesia and Vietnam; and Latin America & Canada, mainly Argentina, Brazil and Mexico. Excluding the Philippines, total cigarette shipments of Marlboro declined by 2.1%.
Total cigarette shipments of L&M of 71.4 billion units were up by 2.6%, driven notably by Egypt, Russia and Saudi Arabia, partly offset by Algeria, Germany, Greece, Romania and Turkey. Total cigarette shipments of Bond Street of 33.4 billion units decreased by 6.0%, due primarily to Russia and Ukraine. Total cigarette shipments of Parliament of 33.1 billion units were up by 3.1%, due primarily to Kazakhstan, Russia and Turkey, partly offset by Japan and Ukraine. Total cigarette shipments of Philip Morris of 26.0 billion units decreased by 8.9%, due primarily to Italy and the Philippines, partly offset by Argentina. Total cigarette shipments of Chesterfield of 25.7 billion units were down by 5.3%, due primarily to Italy, Russia, Spain and Ukraine, partly offset by Germany, Portugal and Turkey. Total cigarette shipments of Lark of 21.9 billion units decreased by 9.4%, due predominantly to Japan and Turkey.
Our OTP consist mainly of tobacco for roll-your-own and make-your-own cigarettes, pipe tobacco, cigars and cigarillos. Total shipment volume of OTP, in cigarette equivalent units, grew by 3.3% to 24.0 billion cigarette equivalent units, notably in Belgium, France, Hungary and Italy, partly offset by Germany and South Africa.
Total shipment volume for cigarettes and OTP combined was down by 5.0%.
Our net revenues and excise taxes on products were as follows:

	For the Nine Months Ended September 30,
(in millions)	2013	2012	Variance	%
Net revenues	$59,639	$57,651	$1,988	3.4%
Excise taxes on products	36,211	34,163	2,048	6.0%
Net revenues, excluding excise taxes on products	$23,428	$23,488	$(60)	(0.3)%

Currency movements decreased net revenues by $694 million and net revenues, excluding excise taxes on products by $466 million. The $466 million decrease was due primarily to the Argentine peso, Australian dollar, Brazilian real, Indonesian rupiah, Japanese yen and Russian ruble, partially offset by the Euro, Mexican peso and Philippine peso.

Net revenues shown in the table above include $1,389 million in 2013 and $1,273 million in 2012 related to sales of OTP. These net revenue amounts include excise taxes billed to customers. Excluding excises taxes, net revenues for OTP were $544 million in 2013 and $503 million in 2012.

Net revenues, which include excise taxes billed to customers, increased by $2.0 billion (3.4%). Excluding excise taxes, net revenues decreased by $60 million (0.3%) to $23.4 billion. This decrease was due to:

•	unfavorable volume/mix ($1.1 billion) and

•	unfavorable currency ($466 million), partly offset by

•	price increases ($1.5 billion).
Excise taxes on products increased by $2.0 billion (6.0%), due to:

•	higher excise taxes resulting from changes in retail prices and tax rates ($3.8 billion), partly offset by

•	volume/mix ($1.5 billion) and

•	favorable currency ($228 million).

Governments have consistently increased excise taxes in most of the markets in which we operate. As discussed under the caption “Business Environment,” we expect excise taxes to continue to increase.
Our cost of sales; marketing, administration and research costs; and operating income were as follows:

	For the Nine Months Ended September 30,
(in millions)	2013	2012	Variance	%
Cost of sales	$7,808	$7,692	$116	1.5%
Marketing, administration and research costs	5,229	5,043	186	3.7%
Operating income	10,312	10,630	(318)	(3.0)%
Cost of sales increased $116 million (1.5%), due to:

•	higher manufacturing costs ($363 million, principally in Indonesia), partly offset by

•	volume/mix ($206 million) and

•	favorable currency ($41 million).

With regard to tobacco leaf prices, we continue to expect modest increases going forward, broadly in line with sourcing country inflation, as the market has now stabilized. However, we are incurring some cost pressure in 2013, driven in large measure by historical leaf tobacco price changes that will continue to affect our product costs in the current year, higher prices for cloves and higher prices for a number of other direct materials we use in the production of our brands.

Marketing, administration and research costs increased by $186 million (3.7%), due to:

•	higher expenses ($184 million, including the annualization of business infrastructure investments in Russia) and

•	unfavorable currency ($2 million).
Operating income decreased by $318 million (3.0%). This decrease was due primarily to:

•	unfavorable volume/mix ($906 million),

•	unfavorable currency ($427 million),

•	higher manufacturing costs ($363 million) and

•	higher marketing, administration and research costs ($184 million), partly offset by

•	price increases ($1.5 billion) and

•	lower pre-tax charges for asset impairment and exit costs ($42 million).

Interest expense, net, of $721 million increased $88 million, due primarily to higher average debt levels, partially offset by lower average interest rates on debt.

Our effective tax rate decreased by 1.3 percentage points to 29.0%. The effective tax rate for the nine months ended September 30, 2013 was unfavorably impacted by the additional expense associated with the Act ($17 million). The effective tax rate for the nine months ended September 30, 2012, was unfavorably impacted by an additional income tax provision of $79 million following the conclusion of the IRS examination of Altria's consolidated tax returns for the years 2004-2006. The effective tax rate is based on our full-year geographic earnings mix and cash repatriation plans. Changes in our cash repatriation plans could have an impact on the effective tax rate, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

We are regularly examined by tax authorities around the world, and we are currently under examination in a number of jurisdictions. It is reasonably possible that within the next twelve months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible charge cannot be made at this time.

Net earnings attributable to PMI of $6.6 billion decreased $116 million (1.7%). This decrease was due primarily to lower operating income and higher interest expense, net, partially offset by a lower effective tax rate. Diluted and basic EPS of $4.02 increased by 2.6%. Excluding an unfavorable currency impact of $0.23, diluted EPS increased by 8.4%.
Consolidated Operating Results for the Three Months Ended September 30, 2013
The following discussion compares our consolidated operating results for the three months ended September 30, 2013, with the three months ended September 30, 2012.
Our cigarette shipment volume of 223.1 billion units decreased by 13.4 billion units (5.7%), due principally to a total industry volume decline. The decrease in our cigarette shipment volume mainly reflected:

•
in the European Union, the unfavorable impact of excise tax-driven price increases, the weak economic and employment environment, the share growth of the OTP category, and the prevalence of non-duty paid products, partially offset by a higher market share;

•	in EEMA, the impact of price increases in Russia in the first and third quarters of 2013, an increase in illicit trade and a weak economy; and

•
in Asia, the unfavorable impact of the disruptive January 2013 excise tax increase in the Philippines, and lower share and the reversal of trade inventory movements in Pakistan following the excise tax increase in the second quarter of 2013, partly offset by Indonesia.

Excluding the Philippines, our cigarette shipment volume decreased by 4.1%, and our total tobacco volume was down by 4.0% (including OTP in cigarette equivalent units).
Our market share increased in a number of key markets, including Algeria, Argentina, Austria, Belgium, Brazil, Canada, Egypt, France, Greece, Indonesia, Italy, Kazakhstan, Korea, the Netherlands, Poland, Portugal, Saudi Arabia, Spain, Thailand, Turkey, Ukraine and the United Kingdom.
Total cigarette shipments of Marlboro of 75.2 billion units decreased by 2.5%, due primarily to declines in: the European Union, notably France and Spain, partly offset by Italy; EEMA, primarily Russia and Ukraine, partly offset by North Africa; Asia, predominantly the Philippines, partly offset by Japan reflecting the launch of Marlboro Clear Taste in September; and Latin America & Canada, mainly Mexico. Excluding the Philippines, total cigarette shipments of Marlboro decreased by 0.3%.
Total cigarette shipments of L&M of 24.1 billion units decreased by 2.1%, driven notably by Algeria, Egypt and Turkey, partly offset by Germany and Thailand. Total cigarette shipments of Bond Street of 11.9 billion units decreased by 7.2%, due predominantly to Russia and Ukraine. Total cigarette shipments of Parliament of 11.8 billion units increased by 0.4%, driven by Turkey, partly offset by Japan. Total cigarette shipments of Philip Morris of 8.8 billion units decreased by 6.6%, due primarily to Italy and the Philippines, partly offset by Argentina. Total cigarette shipments of Chesterfield of 9.2 billion units decreased by 1.9%, due primarily to Russia and Ukraine, partly offset by Germany and Turkey. Total cigarette shipments of Lark of 7.2 billion units decreased by 11.9%, due predominantly to Japan and Turkey.
Total shipment volume of OTP, in cigarette equivalent units, decreased by 1.7% to 7.8 billion cigarette equivalent units, due mainly to a decline in Southern Africa, partly offset by growth in the European Union, notably in Italy.
Total shipment volume for cigarettes and OTP, in cigarette equivalent units, decreased by 5.5%.
Our net revenues and excise taxes on products were as follows:

	For the Three Months Ended September 30,
(in millions)	2013	2012	Variance	%
Net revenues	$20,629	$19,592	$1,037	5.3%
Excise taxes on products	12,702	11,672	1,030	8.8%
Net revenues, excluding excise taxes on products	$7,927	$7,920	$7	0.1%

Currency movements decreased net revenues by $109 million and net revenues, excluding excise taxes on products, by $120 million. The $120 million decrease was due primarily to the Argentine peso, Australian dollar, Indonesian rupiah and Japanese yen, partially offset by the Euro.

Net revenues shown in the table above include $467 million in 2013 and $419 million in 2012 related to sales of OTP. These net revenue amounts include excise taxes billed to customers. Excluding excises taxes, net revenues for OTP were $181 million in 2013 and $168 million in 2012.

Net revenues, which include excise taxes billed to customers, increased by $1.0 billion (5.3%). Excluding excise taxes, net revenues increased by $7 million (0.1%) to $7.9 billion. This increase was due to:

•	price increases ($488 million), partly offset by

•	unfavorable volume/mix ($361 million) and

•	unfavorable currency ($120 million).
Excise taxes on products increased by $1.0 billion (8.8%), due primarily to:

•	higher excise taxes resulting from changes in retail prices and tax rates ($1.3 billion), partly offset by

•	volume/mix ($298 million).
Our cost of sales; marketing, administration and research costs; and operating income were as follows:

	For the Three Months Ended September 30,
(in millions)	2013	2012	Variance	%
Cost of sales	$2,618	$2,584	$34	1.3%
Marketing, administration and research costs	1,693	1,655	38	2.3%
Operating income	3,593	3,623	(30)	(0.8)%
Cost of sales increased by $34 million (1.3%), due to:

•	higher manufacturing costs ($94 million, principally in Indonesia) and

•	unfavorable currency ($12 million), partly offset by

•	volume/mix ($72 million).

Marketing, administration and research costs increased by $38 million (2.3%), due to:

•	unfavorable currency ($28 million) and

•	higher expenses ($10 million).

Operating income decreased by $30 million (0.8%), due primarily to:

•	unfavorable volume/mix ($289 million),

•	unfavorable currency ($160 million),

•	higher manufacturing costs ($94 million) and

•	higher marketing, administration and research costs ($10 million), partly offset by

•	price increases ($488 million) and

•	the absence of the 2012 pre-tax charges for asset impairment and exit costs ($34 million).

Interest expense, net, of $239 million increased $28 million, due primarily to higher average debt levels, partially offset by lower average interest rates on debt.

Our effective tax rate decreased by 3.5 percentage points to 28.4%. The effective tax rate for the three months ended September 30, 2012, was unfavorably impacted by an additional income tax provision of $79 million following the conclusion of the IRS examination of Altria's consolidated tax returns for the years 2004-2006. The effective tax rate is based on our full-year geographic earnings mix and cash repatriation plans. Changes in our cash repatriation plans could have an impact on the effective tax rate, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

Net earnings attributable to PMI of $2.3 billion increased $113 million (5.1%). This increase was due primarily to a lower effective tax rate, partially offset by lower operating income and higher interest expense, net. Diluted and basic EPS of $1.44 increased by 9.1%. Excluding an unfavorable currency impact of $0.09, diluted EPS increased by 15.9%.

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

Framework Convention on Tobacco Control: The World Health Organization's (“WHO”) Framework Convention on Tobacco Control (“FCTC”) entered into force in February 2005. As of October 2013, 176 countries, as well as the European Union, have become Parties to the FCTC. The FCTC is the first international public health treaty, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and, in certain instances, requires) Parties to have in place or enact legislation that would:

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

In many respects, the areas of regulation we support mirror provisions of the FCTC. For example, we have long advocated for laws that strictly prohibit the sale of tobacco products to minors, limit public smoking, mandate the placement of health warnings on tobacco product packaging, and regulate product content to ensure that changes to the product do not increase the adverse health effects of smoking and to establish a regulatory framework for reduced risk products. We also strongly support the use of tax and price policies to achieve public health objectives, provided that they do not result in increased illicit trade. We do not, however, agree with the current views of the WHO and others who are pursuing policies that have gone far beyond the original text of the FCTC treaty.

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

At the fifth session of the CoP held in November 2012, the Parties considered, but did not adopt, guidelines on price and tax measures to reduce the demand for tobacco but instead adopted a brief “set of guiding principles and recommendations for implementation of Article 6,” which does not include extreme tax proposals. An inter-session drafting group will prepare and present new draft guidelines for consideration at the sixth session of the CoP in 2014.

EU Tobacco Products Directive: In December 2012, the European Commission adopted its proposal for a significantly revised EU Tobacco Products Directive (2001/37/EC). In June and October of this year, respectively, the Council of Ministers (comprising the Member States’ health ministers) and the European Parliament adopted their own proposals.

Among other things, the proposals considered in the ongoing legislative process include a ban on menthol cigarettes as of the transposition date or up to five years thereafter, as well as other broad restrictions that could operate as a complete ban on the use of ingredients. Further, the Commission’s proposal includes a ban on slim cigarettes and oversized health warnings covering 75% of the front and back panels. The proposals of the Parliament and the Council would continue to allow the sale of slim cigarettes and would require the front and back panel health warnings to cover 65% of the pack. All proposals provide for health warnings covering 50% of the side panels of cigarette packs and, to varying degrees, mandatory sizes and shapes for tobacco packaging, and additional restrictions on product descriptions and brand differentiation.

Member States would also have the option to further standardize tobacco packaging, including, under certain conditions, by introducing plain packaging. The proposals of the Commission and the Council would require some or all non-traditional nicotine-containing products, such as certain e-cigarettes and certain reduced-risk products under development, to obtain approval under the Medicinal Products Directive (2001/83/EC). In addition, by seeking to prohibit accurate, substantiated product labels related to reduced risk, all three current proposals would introduce further hurdles to the commercialization of reduced-risk products in the EU.

The Commission, the Council, and the Parliament must now agree on the final legislative text, which would then need to be approved by a vote of the Parliament and the Council. The legislative process for adopting a new Tobacco Products Directive could conclude by the end of 2013 or early 2014, with implementation approximately 18 to 24 months after adoption. It is not possible to predict the ultimate outcome of this legislative process.

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

Five World Trade Organization (“WTO”) members, Ukraine, Honduras, the Dominican Republic, Cuba and Indonesia, have initiated WTO dispute settlement proceedings against Australia. They claim, among other things, that plain packaging creates unnecessary barriers to trade in violation of the WTO Agreement on Technical Barriers to Trade; unjustifiably encumbers the use of trademarks and reduces the protection of geographical indications in violation of TRIPS; and will create confusion among consumers in violation of the Paris Convention. In September 2012, Ukraine requested a panel to hear the dispute, which the Dispute Settlement Body of the WTO has established. Thirty-four countries and the European Union have intervened as third parties in the Ukrainian case, including Indonesia, China, Japan, Korea and the United States. In September 2013, at the request of Honduras, the Dispute Settlement Body established a panel to hear the dispute between Honduras and Australia. The Dominican Republic has also requested that a panel be formed to hear its dispute against Australia. Although Australia blocked this initial request, the panel will be established automatically should the Dominican Republic renew its request. Cuba and Indonesia are still undertaking consultations with Australia, which is the first step in the dispute settlement process. WTO dispute settlement proceedings can take several years to complete. It is not possible to predict the outcome of these cases.

Even though plain packaging was already recommended in 2008 under the FCTC guidelines adopted by the third CoP, to date no country other than Australia has adopted this measure, although several countries are considering it. For example, the UK and New Zealand have conducted consultations to consider plain packaging. In July 2013, nearly one year after the close of an extensive public consultation, the UK government announced that it will wait until the impact of plain packaging in Australia can be measured “before making a final decision on this policy in England” and confirmed that plain packaging “remains a policy under consideration.” In New Zealand, the government announced in February 2013 that it would agree in principle to follow Australia but that it would "wait and see what happens with Australia's legal cases" before adopting legislation and/or implementing regulation. Thus, plain packaging is not expected to be implemented in New Zealand, if at all, until the WTO and other challenges to Australia's legislation are resolved. In May 2013, the Irish Minister of Health announced his intention to seek plain packaging legislation in 2014. In September 2013, the Irish Government published its legislative priority list for the autumn session, which included plain packaging. However, at this time, no draft legislation has been proposed, and it is not possible to predict whether or when legislation may be proposed or enacted.

In addition, in some instances, such as under the recent proposal of the European Commission, excessively large health warnings, combined with other standardization measures and packaging restrictions, may impact our ability to use our distinctive brands and trademarks as these measures approximate, or are substantially equivalent to, plain packaging.

Restrictions and Bans on the Use of Ingredients and Disclosure Laws: Until several years ago, efforts to regulate the use of ingredients have focused on whether ingredients increase the toxicity and/or addictiveness of cigarette smoke. Increasingly, however, tobacco control advocates and some regulators, including the WHO, the European Commission and individual governments, are considering regulating or have regulated cigarette ingredients with the stated objective of reducing the

“palatability” or “attractiveness” of cigarette smoke, smoking and/or tobacco products. We oppose regulations that would ban ingredients for the purpose of reducing the palatability or attractiveness of tobacco products because, in light of the millions of smokers in countries like Canada, the UK and China who prefer cigarettes without ingredients, there is no reasonable basis to conclude that an ingredient ban would reduce smoking prevalence or youth smoking initiation. Indeed, we do not believe it is appropriate to use “attractiveness,” which is an inherently subjective and variable term, as a basis for regulation of ingredients, let alone bans of entire product categories. It also lacks scientific, empirically verified criteria.

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

In March 2012, Brazil's National Sanitation Agency ("ANVISA") published a resolution that prohibits the use of all synthetic and natural substances with flavoring or aromatic properties, with a limited exception to allow for the use of sugars to replace those lost during the tobacco leaf-drying process. In September 2012, Sinditabaco (a tobacco industry union of which Philip Morris Brasil Ltda. is a member) filed a lawsuit in Brazilian federal court against ANVISA challenging the ingredients ban. The lawsuit claims that ANVISA lacks authority to institute the ban, failed to produce evidence justifying or supporting the ban, failed to comply with due process and proportionality requirements and ignored the unintended consequences of the measure, such as encouraging illicit trade. In December 2012, the trial court granted Sinditabaco a preliminary injunction, suspending the effectiveness of the resolution until a full hearing of the dispute. Earlier this year, ANVISA appealed the injunction order. In April 2013, the Court of Appeals denied ANVISA's appeal and upheld the preliminary injunction. ANVISA then filed two separate motions seeking the suspension and reversal, respectively, of the preliminary injunction, both of which have been denied by the courts. ANVISA subsequently filed further appeals against the preliminary injunction, and those appeals are pending. In addition to the Sinditabaco lawsuit, two other lawsuits have been filed by industry associations in Brazil challenging the ingredients ban. It is not possible to predict the outcome of these cases.

We oppose bans or sweeping restrictions on ingredients such as those published in Brazil or the ban on menthol proposed by the European Commission, which are arbitrary and without any scientific evidence demonstrating a public health benefit. We support regulations that would restrict the use of ingredients that are determined, based on sound scientific testing methods and data, to significantly increase the adverse health effects of tobacco smoke or youth smoking initiation.

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

Bans on Display of Tobacco Products at Retail: In a few of our markets, governments have banned the display of tobacco products at the point of sale (“display bans”), while in other countries proposals for display bans have been specifically rejected. In some countries, proposals are currently under consideration. We oppose display bans on the grounds that they unnecessarily restrict competition and encourage illicit trade -- consequences that undermine public health objectives. Further, analysis of the impacts of display bans in several markets show that they have not reduced smoking prevalence and initiation, or had any material beneficial impact on public health. In some markets, our subsidiaries and, in some cases, individual retailers have commenced legal proceedings to overturn display bans.

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

To date, only a few countries have implemented warnings covering more than 50% of the front and/or back of the pack. They include Australia (75% front and 90% back), Mexico (30% front and 100% back), Uruguay (80% front and back) and Canada (75% front and back).

We support health warning requirements designed to inform consumers of the risks of smoking and defer to governments on the content of the warnings except for content that vilifies tobacco companies or is not justified by the actual repercussions of smoking. With respect to warning size, e.g. 50% or larger, the data show that disproportionately increasing the size of health warnings does not effectively reduce tobacco consumption. For this reason, and because it infringes upon our intellectual property rights, leaving insufficient space for our distinctive trademarks and pack designs, we oppose extremely large health warnings. In a few markets, we have commenced legal proceedings challenging extreme warning size requirements or content that does not reflect the actual effects of smoking. For instance, most recently in Thailand, two affiliates of PMI challenged an April 2013 Ministry of Public Health notification mandating health warnings covering 85% of the front and back of cigarette packs manufactured in or imported into Thailand as of October 2013 with full compliance at the retail level required 90 days later. The complaint to the Administrative Court of Bangkok asserts that the Ministry of Public Health lacks the authority to require the 85% health warnings and failed to afford our affiliates the due process required by law. The complaint also states that the notification is unconstitutional because it is excessive and violates the rights to property and to engage in free and fair competition. In August 2013, the Administrative Court granted an injunction suspending the 85% health warning requirement pending a full hearing of the dispute. The Ministry of Public Health has filed an appeal to the Supreme Administrative Court to reverse the injunction and a petition to suspend the injunction pending its review.

We believe governments should continue to educate the public on the serious health effects of smoking. Our corporate web site, www.pmi.com, includes, among other things, the views of public health authorities on smoking, disease causation in smokers, addiction and exposure to environmental tobacco smoke ("ETS"). The site reflects our agreement with the medical and scientific consensus that cigarette smoking is addictive and causes lung cancer, heart disease, emphysema and other serious diseases in smokers. The web site advises the public to rely on the messages of public health authorities in making all smoking-related decisions. The information on our web site is not, and shall not be deemed to be, a part of this document or incorporated into any filings we make with the U.S. Securities and Exchange Commission ("SEC").

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

Some public health advocates, governments, and the FCTC guidelines have sought the implementation of, and in some cases have passed, restrictions on packaging and labeling that prohibit (1) the use of colors that are alleged to suggest that a brand is less harmful than others, (2) specific descriptive phrases deemed to be misleading, including, for example, “premium,” “full flavor,” “international,” “gold,” “silver,” and “menthol” and (3) in one country, all but one pack variation per brand. The measures considered in the legislative process for the EU's Tobacco Products Directive would also prohibit any references on the pack to taste and flavor as well as pack design elements suggesting a “positive lifestyle effect.” We believe such regulations are unreasonably broad, unnecessarily limit brand and product differentiation, are anticompetitive, prevent us from providing consumers with factual information about our products, unduly restrict our intellectual property and violate international trade agreements. We oppose these broad packaging restrictions and in some instances have commenced litigation to challenge them.

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

Restrictions on Public Smoking: The pace and scope of public smoking restrictions have increased significantly in most of our markets. In the EU, all countries have regulations in place that restrict or ban smoking in public and/or work places, restaurants, bars and nightclubs. Some EU Member States allow narrow exemptions from smoking bans, for instance for separate smoking rooms in the hospitality sector, but others have banned virtually all indoor public smoking. In other regions, many countries have adopted or are likely to adopt regulations introducing substantial public smoking restrictions similar to those in the EU. Some public health groups have called for, and some regional governments and municipalities have adopted or proposed, bans on smoking in outdoor places, as well as bans on smoking in cars (typically when minors are present). The FCTC requires Parties to adopt restrictions on public smoking. The CoP-adopted guidelines on public smoking are based on the premise that any exposure to ETS is harmful. The guidelines call for total bans in all indoor public places, defining “indoor” broadly, and reject any exemptions based on the type of venue (e.g., nightclubs). On private place smoking, such as in cars and homes, the guidelines recommend increased education on the risk of exposure to ETS.

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

Illicit Trade: Illicit trade may account for as much as 10% of global cigarette consumption; this includes counterfeit, contraband and the growing problem of "illicit whites," which are unique cigarette brands manufactured predominantly for smuggling. We estimate that illicit trade in the European Union accounted for more than 10% of total cigarette consumption in 2011 and for approximately 11% of total cigarette consumption in 2012. Regulatory measures and related governmental actions to prevent the illicit manufacture and trade of tobacco products are being considered by a number of jurisdictions. At the fifth session of the CoP in November 2012, the Protocol to Eliminate Illicit Trade in Tobacco Products (the “Protocol”) was adopted. The Protocol includes supply chain control measures such as licensing of manufacturers and distributors, enforcement in free trade zones, controls on duty free and internet sales and the implementation of tracking and tracing technologies. In the EU, the European Commission's proposal for revising the Tobacco Products Directive contains tracking and tracing measures that are based to some extent on the Protocol but, unlike the Protocol, also require tracking at pack level down to retail, which we believe is not only unnecessarily burdensome but not feasible, while at the same time providing no incremental benefit in the fight against illicit trade. The European

Parliament has further proposed that the technology used for tracking and tracing should belong to and be operated by economic entities without any legal or commercial link to the tobacco industry.

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

We support strict regulations and enforcement measures to prevent all forms of illicit trade in tobacco products. Governments agree that illicit trade is an extremely serious issue. It creates a cheap and unregulated source of tobacco products, thus undermining efforts to reduce smoking, especially among youth, damages legitimate businesses, stimulates organized crime and results in massive amounts of corruption and lost tax revenue. We therefore believe that in addition to taking direct measures against illicit trade, governments, when assessing proposed regulation, such as display bans, plain packaging, ingredients bans or tax increases, should always carefully consider the potential implications of such regulations on illicit trade.

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

Labor Conditions for Tobacco Workers: In July 2010, Human Rights Watch published a report raising issues related to labor conditions for tobacco workers in Kazakhstan, particularly migrant workers. We have undertaken both an internal and third party review of our labor practices and policies in Kazakhstan and subsequently globally. In reviewing our policies and practices, we have sought the advice of local and international non-profit organizations with expertise in the area of fair labor practices. During 2011, we began implementing our comprehensive Agricultural Labor Practices ("ALP") Code, which strengthens and expands our existing practices and policies. This includes setting additional principles and standards for working conditions on tobacco farms, tailored training programs and regular external assessments to monitor the progress we, our suppliers, and farmers make. To date, over 2,900 field technicians in 30 countries have received in-depth training on the ALP Code, including child labor, forced labor prevention and safe work environment requirements. During 2012, these field technicians communicated our expectations to approximately 497,000 independent farmers with whom our affiliates or suppliers have contracts. In 2013, the U.S. Department of Labor removed tobacco in Kazakhstan from its list of goods produced by child labor or forced labor. A progress report on our ALP program is available on our web site at www.pmi.com. The information on our web site is not, and shall not be deemed to be, a part of this document or incorporated into any filings we make with the SEC.

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

In Germany, in October 2013, the Administrative District Office Munich, acting under the policy supervision of the Bavarian Ministry of Health and Environment, sent our German affiliate an order alleging that certain components of our affiliate's Marlboro advertising campaign do not comply with the applicable tobacco advertising law. The order requires our affiliate to stop this particular campaign throughout Germany and remove all outdoor advertisements within one month from its effective date and point-of-sale materials within three months. Our affiliate does not believe the allegations properly reflect the facts and the law and filed a challenge in the Munich Administrative Court against the order.

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

Governmental Investigations

From time to time, we are subject to governmental investigations on a range of matters. As part of an investigation by the Department of Special Investigations (“DSI”) of the government of Thailand into alleged under-declaration of import prices by Thai cigarette importers, the DSI proposed to bring charges against our subsidiary, Philip Morris (Thailand) Limited, Thailand Branch (“PM Thailand”) for alleged underpayment of customs duties and excise taxes of approximately $2 billion covering the period from July 28, 2003, to February 20, 2007 (“2003-2007 Investigation”). In September 2009, the DSI submitted the case file to the Public Prosecutor for review. The DSI also commenced an informal inquiry alleging underpayment by PM Thailand of customs duties and excise taxes of approximately $1.8 billion, covering the period 2000-2003. In early 2011, the Public Prosecutor's office issued a non-prosecution order in the 2003-2007 Investigation. In August 2011, the Director-General of DSI publicly announced that he disagreed with the non-prosecution order. Thus the matter was referred to the Attorney General for resolution. In October 2013, a press report indicated that the Attorney General issued a prosecution order. Based on what is known to PM Thailand at this stage, it is probable that criminal charges will be filed. PM Thailand has been cooperating with the Thai authorities and believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization (“WTO”) and Thai law.

Additionally, in November 2010, a WTO panel issued its decision in a dispute relating to facts that arose from August 2006 between the Philippines and Thailand concerning a series of Thai customs and tax measures affecting cigarettes imported by PM Thailand into Thailand from the Philippines. The WTO panel decided that Thailand had no basis to find that PM Thailand's declared customs values and taxes paid were too low, as alleged by the DSI in 2009. The decision also created obligations for Thailand to revise its laws, regulations, or practices affecting the customs valuation and tax treatment of future cigarette imports. Thailand agreed in September 2011 to comply with the decision by October 2012. Although the Philippines contends that to date Thailand has not fully complied, the parties remain engaged in consultations to address the outstanding issues. At a WTO meeting in June 2013, the Philippines expressed concerns with ongoing investigations by Thailand of PM Thailand, noting that these investigations appear to be based on grounds not supported by WTO customs valuation rules and inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies.

Reduced-Risk Products

One of our strategic priorities is to develop, assess and commercialize a portfolio of innovative products with the potential to reduce the risk of smoking-related diseases in comparison to conventional cigarettes. In the U.S. regulatory context these products are referred to as modified-risk tobacco products (“MRTPs”). Our efforts are guided by the following key objectives:

•	to develop a range of products with the taste, sensory experience and ritual characteristics that adult smokers will accept as alternatives to cigarettes;

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

We believe the elimination of combustion via tobacco heating and other innovative systems for aerosol generation is the most promising path to reduce risk, and, accordingly, the reduced-risk products we are developing are based on platforms that do not involve combustion. These platforms are in various stages of development. One platform is in the early stages of clinical trials and industrial scale-up, another is in its final development phase, and the third requires further product development. We are also developing other potential platforms.

We are proceeding with all other aspects that lead to commercialization of reduced-risk products. We are planning to build one or two new factories to produce reduced-risk products in Europe. We anticipate capital expenditures in the range of €500 million to €600 million ($685 million to $822 million) over a three-year period to achieve the capacity to produce 30 billion reduced-risk product units per year. This expenditure will be close to double the level of a conventional cigarette factory of equivalent output.

We are on track to achieve our 30 billion unit manufacturing capacity target in 2016. We have commenced five out of eight planned sets of full clinical studies with results expected in 2014. We are carrying out full consumer acceptance tests for one product platform. Early results are positive with high rates of acceptance, taste liking and exclusive use.

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

In June 2013, the UK Medicines and Healthcare Products Regulatory Agency ("MHRA") announced that, beginning in 2016, the government intends to regulate electronic cigarettes and non-tobacco nicotine-containing products, which would include non-tobacco reduced-risk products, as medicine.

While we continue to target a launch in the first markets in the 2016-17 period, there can be no assurance that we will succeed in our efforts or that regulators will permit the marketing of our reduced-risk products with claims of reduced risk or reduced harm.

Acquisitions and Other Business Arrangements

In May 2013, we announced that Grupo Carso, S.A.B. de C.V. ("Grupo Carso") would sell to us its remaining 20% interest in the Mexican tobacco business. The sale was completed on September 30, 2013, with the approval of the Mexican antitrust authority, for $703 million. As a result, we now own 100% of the Mexican tobacco business. A director of PMI has an affiliation with Grupo Carso. The final purchase price is subject to a potential adjustment based on the actual performance of the Mexican tobacco business over the three-year period ending two fiscal years after the closing of the purchase. In addition upon declaration, we will pay a dividend of approximately $38 million to Grupo Carso related to the earnings of the Mexican tobacco business for the nine months ended September 30, 2013. The purchase of the remaining 20% interest resulted in a decrease to our additional paid in capital of $672 million. The transaction is projected to be marginally accretive to our earnings per share as of the fourth quarter of 2013.

Investments in Unconsolidated Subsidiaries

On September 30, 2013, we acquired a 49% equity interest in United Arab Emirates-based Arab Investors-TA (FZC) (“AITA”) for approximately $625 million. As a result of this transaction, we hold an approximate 25% economic interest in Société des Tabacs Algéro-Emiratie (“STAEM”), an Algerian joint venture which is 51% owned by AITA and 49% by the Algerian state-owned enterprise Société Nationale des Tabacs et Allumettes SpA. STAEM manufactures and distributes under license some of our brands. The initial investment in AITA was recorded at cost and is included in investments in unconsolidated subsidiaries on the condensed consolidated balance sheet at September 30, 2013. We project this equity investment in AITA to be accretive to our earnings per share as of 2014.

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

Operating Results – Nine Months Ended September 30, 2013
The following discussion compares operating results within each of our reportable segments for the nine months ended September 30, 2013, with the nine months ended September 30, 2012.
European Union. Net revenues, which include excise taxes billed to customers, increased by $601 million (2.9%). Excluding excise taxes, net revenues decreased by $6 million (0.1%) to $6.5 billion. This decrease was due to:

•	unfavorable volume/mix ($396 million), partly offset by

•	price increases ($270 million) and

•	favorable currency ($120 million).

The net revenues of the European Union segment include $1,132 million in 2013 and $1,022 million in 2012 related to sales of OTP. Excluding excise taxes, OTP net revenues for the European Union segment were $398 million in 2013 and $355 million in 2012.
Operating companies income of $3.2 billion decreased by $5 million (0.2%). This decrease was due to:

•	unfavorable volume/mix ($322 million) and

•	higher manufacturing costs ($28 million), partly offset by

•	price increases ($270 million),

•	favorable currency ($53 million) and

•	lower marketing, administration and research costs ($22 million).

The total cigarette market in the European Union declined by 7.9% to 364.6 billion units, due primarily to tax-driven price increases, the unfavorable economic and employment environment, particularly in southern Europe, the growth of the OTP category, and the prevalence of non-duty paid products. Although our cigarette shipment volume in the European Union declined by 7.0% to 140.7 billion units, due principally to a lower total market across the region, our market share was up by 0.6 share points to 38.6%. The total OTP market in the European Union of 122.2 billion cigarette equivalent units increased by 0.3%, reflecting an increase in the total fine cut market, up by 0.5% to 106.6 billion cigarette equivalent units.
While shipment volume of Marlboro of 69.2 billion units decreased by 4.0%, mainly due to a lower total market, market share was up by 0.5 share points to 19.0%.
Despite a shipment volume decline for L&M of 4.2% to 24.8 billion units, market share was up by 0.2 share points to 6.8%.
Shipment volume of Chesterfield of 14.2 billion units was up by 3.5% and market share was up by 0.2 share points to 4.0%, driven by gains notably in Austria, the Czech Republic, Portugal, Spain and the United Kingdom, partly offset by Germany.

Although shipment volume of Philip Morris of 7.3 billion units declined by 12.0%, market share was up by 0.3 share points to 2.0%, with gains notably in France and Italy.
Our shipment volume of OTP of 16.1 billion cigarette equivalent units grew by 5.3%, reflecting a higher total market and share. Our OTP total market share was 13.0%, up by 0.8 share points, driven by gains in the fine cut category, notably in France, up by 1.8 share points to 26.7%, Hungary, up by 2.7 share points to 9.1%, Italy, up by 8.5 share points to 36.4%, Poland, up by 1.0 share point to 19.3%, Portugal, up by 10.8 share points to 30.7% and Spain, up by 2.1 share points to 13.4%.
In France, the total cigarette market was down by 9.5% to 36.1 billion units, mainly reflecting the unfavorable impact of price increases in the fourth quarter of 2012 and July 2013, an increase in the prevalence of non-duty paid products, growth of the fine cut category, and a weak economy. Although our shipments of 14.7 billion units were down by 7.0%, market share was up by 0.7 share points to 40.2%, mainly driven by the resilience of premium Philip Morris, up by 0.9 share points to 9.1%, and the growth of Chesterfield, up by 0.1 share point to 3.4%. Market shares of Marlboro and L&M were down by 0.1 and 0.2 share points to 24.7% and 2.5%, respectively. The total industry fine cut category was up by 3.3% to 10.5 billion cigarette equivalent units. Our market share of the fine cut category was up by 1.8 share points to 26.7%.
In Germany, the total cigarette market was down by 4.2% to 60.3 billion units, primarily reflecting the first quarter reversal of trade inventory purchases of competitors' products made in December 2012 ahead of the January 2013 excise tax increase. Although our shipments of 21.7 billion units were down by 3.8%, market share was up by 0.2 share points to 36.0%, with Marlboro and L&M up by 0.8 and 0.1 share points to 22.0% and 10.7%, respectively, partially offset by Chesterfield, down by 0.6 share points to 1.7%. The total fine cut category was up by 0.2% to 31.3 billion cigarette equivalent units. Our market share of the fine cut category was down by 0.2 share points to 14.5%.
In Italy, the total cigarette market was down by 6.8% to 55.7 billion units, reflecting an unfavorable economic and employment environment and the prevalence of illicit trade and substitute products. Although our shipments of 29.8 billion units were down by 7.4%, largely due to the lower total market, market share was up by 0.3 share points to 53.3%, with Marlboro, up by 0.5 share points to 25.9%. Market share of Philip Morris was up by 1.1 share points to 2.3%, benefiting from the 2012 launch of Philip Morris Selection in the low-price segment, partly offset by Chesterfield, down by 0.1 share point to 3.5% and Diana in the low-price segment, down by 0.9 share points to 11.6%, impacted by the availability of non-duty paid products. The total industry fine cut category was down by 5.5% to 4.4 billion cigarette equivalent units, reflecting the 2012 excise tax-driven reduction of the price gap differential with cigarettes. Our market share of the fine cut category was up by 8.5 share points to 36.4%, driven by the launch of Marlboro Red and Gold fine cut.
In Poland, the total cigarette market was down by 10.7% to 36.3 billion units, mainly reflecting the unfavorable impact of price increases in the first quarter of 2013 and the availability of non-duty paid OTP. Although our shipments of 13.0 billion units were down by 10.1%, market share was up by 0.3 share points to 35.9%. Market shares of Marlboro and L&M were up by 0.5 and 1.5 share points to 11.3% and 17.4%, respectively, and share of Chesterfield was up slightly by 0.1 share point to 2.0%. While the total industry fine cut category was down by 11.8% to 2.7 billion cigarette equivalent units, reflecting the prevalence of the aforementioned non-duty paid OTP, our market share of the category increased by 1.0 share point to 19.3%.
In Spain, the total cigarette market was down by 11.8% to 36.6 billion units, mainly reflecting the impact of price increases in 2012 and the first and third quarters of 2013, the unfavorable economic and employment environment, the growth of the OTP category and illicit trade. Although our shipments of 11.2 billion units were down by 11.5%, driven by the lower total market, our market share was up by 0.9 share points to 31.2%, with higher shares of Marlboro and Chesterfield, up by 0.6 and 0.4 share points to 14.8% and 9.3%, respectively. Market shares of Philip Morris and L&M were flat at 0.7% and 6.3%, respectively. The total industry fine cut category was up by 14.6% to 8.4 billion cigarette equivalent units. Our market share of the fine cut category was up by 2.1 share points to 13.4%.

Eastern Europe, Middle East & Africa. Net revenues, which include excise taxes billed to customers, increased by $1.1 billion (7.6%). Excluding excise taxes, net revenues increased by $316 million (5.1%) to $6.5 billion. This increase was due to:

•	price increases ($571 million), partly offset by

•	unfavorable volume/mix ($207 million) and

•	unfavorable currency ($48 million).

Operating companies income of $3.0 billion increased by $163 million (5.8%). This increase was due to:

•	price increases ($571 million), partly offset by

•	unfavorable volume/mix ($156 million),

•	higher marketing, administration and research costs ($130 million, principally related to the annualization of expenditures to expand our business infrastructure in Russia),

•	unfavorable currency ($63 million) and

•	higher manufacturing costs ($59 million).
Our cigarette shipment volume in EEMA decreased by 2.8% to 220.0 billion units, mainly reflecting the increase in illicit trade in Turkey and Ukraine and the impact of tax-driven price increases and a weak economy in Russia, partly offset by the Middle East and North Africa. Cigarette shipment volume of our premium brands decreased by 0.8%, due primarily to Marlboro, down by 2.5% to 62.9 billion units, partly offset by Parliament, up by 5.2% to 24.2 billion units.
In Russia, the total cigarette market decreased by an estimated 8%. Our shipment volume of 66.5 billion units decreased by 7.2%, reflecting the impact of tax-driven price increases and a weakening of the economy. Shipment volume of our premium portfolio was down by 5.9%, driven by Marlboro, down by 21.4%, partly offset by Parliament, up by 2.0%. In the mid-price segment, shipment volume was down by 10.7%, mainly due to Chesterfield, down by 18.4%, partially offset by L&M, up by 6.6%. In the low-price segment, shipment volume was down by 6.1%, driven by Bond Street, Optima and Apollo Soyuz, down by 5.7%, 11.6% and 17.9%, respectively. Our market share of 26.1%, as measured by Nielsen, was down 0.3 share points. Market share of Parliament was up by 0.2 share points to 3.3%; Marlboro was down by 0.2 share points to 1.7%; L&M was up by 0.2 share points to 2.8%; Chesterfield was down by 0.4 share points to 3.0%; Bond Street was up by 0.1 share point to 6.5%; and Next was up by 0.2 share points to 3.1%.
In Turkey, the total cigarette market decreased by an estimated 8% to 66.6 billion units, primarily reflecting the reversal of trade inventory purchases in the fourth quarter of 2012, ahead of the January 2013 excise tax increase, and an increase in illicit trade. Our shipment volume of 32.4 billion units decreased by 8.5%. Our market share, as measured by Nielsen, decreased by 0.1 share point to 45.3%, driven by low-price L&M and Lark, down by 1.0 and 0.6 share points to 7.5% and 11.5%, respectively, partly offset by premium Parliament and mid-price Muratti, up by 1.0 and 0.4 share points to 9.8% and 6.9%, respectively. Market share of Marlboro was down by 0.2 share points to 8.9%.
In Ukraine, the total cigarette market declined by an estimated 12% to 57.1 billion units, reflecting the impact of tax-driven price increases in the first half of 2013 and an increase in illicit trade. Our shipment volume of 19.3 billion units decreased by 5.0%. Our market share, as measured by Nielsen, was up by 1.2 share points to 33.5%, mainly due to growth from our low-price segment brands of Bond Street, Optima and President. Share for premium Parliament was up by 0.1 share point to 3.3%. Market share of Marlboro was down by 0.2 share points to 5.6%.

Asia. Net revenues, which include excise taxes billed to customers, increased by $108 million (0.7%). Excluding excise taxes, net revenues decreased by $368 million (4.4%) to $8.0 billion. This decrease was due to:

•	unfavorable currency ($458 million) and

•	unfavorable volume/mix ($414 million, primarily due to the Philippines), partly offset by

•	price increases ($504 million).

Operating companies income of $3.6 billion decreased by $501 million (12.3%). This decrease was due to:

•	unfavorable currency ($393 million),

•	unfavorable volume/mix ($329 million),

•	higher manufacturing costs ($233 million, principally in Indonesia) and

•	higher marketing, administration and research costs ($66 million), partly offset by

•	price increases ($504 million) and

•	lower pre-tax charges for asset impairment and exit costs ($16 million).
Our cigarette shipment volume of 226.5 billion units decreased by 7.2%, due primarily to the decline in the Philippines. Excluding the Philippines, our cigarette shipment volume increased by 0.5%, driven mainly by Indonesia, partly offset by Japan and Pakistan.

Shipment volume of Marlboro of 56.7 billion units was down by 7.1%. Excluding the Philippines, Marlboro shipment volume increased by 2.4%, driven by Indonesia, partly offset by Japan and Korea.
In Indonesia, the total cigarette market was up by 1.6% to 226.8 billion units. The total cigarette market for the full-year 2013 is estimated to increase by approximately 2%. Our shipment volume of 82.4 billion units grew by 4.2%. Our market share was up by 0.9 share points to 36.3%, driven notably by Sampoerna A in the premium segment, up by 0.5 share points to 14.4%, and mid-price U Mild, up by 1.1 share points to 4.2%. Marlboro's market share was up by 0.5 share points to 5.3% and its share of the “white” cigarettes segment, which represents 6.9% of the total cigarette market, increased by 5.4 share points to 76.3%.
In Japan, the total cigarette market decreased by 2.1% to 143.5 billion units. Our shipment volume of 42.4 billion units was down by 2.1%, primarily due to a lower total market and lower market share. Our market share was down by 0.9 share points to 26.9%, reflecting continued significant product introductions and promotional activities by our principal competitor. Marlboro's market share decreased by 0.2 share points to 12.2%. Share of Lark and Philip Morris was down by 0.3 and 0.1 share points to 8.1% and 2.2%, respectively, partially offset by Virginia S., up by 0.1 share point to 2.1%.
In Korea, the total cigarette market decreased by 2.0% to 66.1 billion units. Our shipment volume of 12.8 billion units decreased by 1.7%, reflecting a lower industry volume. Our market share was up by 0.1 share point to 19.4%. Market share of Marlboro decreased 0.3 share points to 7.7%. Market share of Parliament and Virginia S. increased by 0.3 and 0.2 share points to 6.9% and 4.2%, respectively.
In the Philippines, the total tax-paid cigarette market decreased by 17.8% to 61.5 billion units. Our shipment volume of 50.4 billion units was down by 26.8%, primarily reflecting: the unfavorable impact of the disruptive excise tax increase in January 2013, which resulted in a recommended retail selling price increase for premium Marlboro and low-price Fortune of approximately 60% and 70%, respectively; the reversal of the prior-year trade inventory build-up in anticipation of the tax increase; and a very significant increase in non-tax paid volume by local manufacturers that allows the maintenance of extremely low retail prices. Our market share declined by 10.1 share points to 81.9%. Marlboro's market share was down by 4.3 share points to 16.6%. Share of low-price Fortune was down by 16.7 share points to 33.5%.

Latin America & Canada. Net revenues, which include excise taxes billed to customers, increased by $189 million (2.7%). Excluding excise taxes, net revenues decreased by $2 million (0.1%) to $2.4 billion. This decrease was due to:

•	unfavorable volume/mix ($95 million) and

•	unfavorable currency ($80 million), partly offset by

•	price increases ($173 million).

Operating companies income of $776 million increased by $23 million (3.1%). This increase was due to:

•	price increases ($173 million) and

•	the absence of the 2012 pre-tax charges for asset impairment and exit costs ($26 million), partly offset by

•	unfavorable volume/mix ($99 million),

•	higher manufacturing costs ($43 million),

•	unfavorable currency ($25 million) and

•	higher marketing, administration and research costs ($9 million).
Our cigarette shipment volume in Latin America & Canada of 69.8 billion units decreased by 3.4%, principally due to a lower total market in Brazil, following the May 2012 and January 2013 tax-driven price increases, and a lower total market in Argentina. Shipment volume of Marlboro of 27.5 billion units decreased by 3.8%, mainly reflecting total market declines in Argentina and Brazil and a lower share in Mexico, partly offset by market share gains in Colombia.
In Argentina, the total cigarette market decreased by 2.9% to 31.2 billion units, largely due to a weak economy. Our cigarette shipment volume of 23.6 billion units decreased by 2.5%. Our market share was up by 0.4 share points to 75.3%, driven by mid-price Philip Morris, up by 1.9 share points to 41.1%, partly offset by Marlboro and low-price Next, down by 0.5 and 0.6 share points to 23.8% and 2.6%, respectively.
In Canada, the total estimated tax-paid cigarette market was down by 1.6% to 21.6 billion units. Although our cigarette shipment volume of 8.0 billion units declined by 0.1%, market share was up by 0.5 share points to 37.1%, with premium brand Belmont up by 0.2 share points to 2.6%, and low-price brand Next up by 1.9 share points to 9.8%, partly offset by mid-price Number 7 and low-price Accord, down by 0.2 and 0.4 share points, to 4.3% and 2.9%, respectively. Market share of mid-price Canadian Classics was up by 0.1 share point to 10.2%.
In Mexico, the total cigarette market was up by 0.7% to 24.8 billion units, primarily reflecting trade inventory movements, partly offset by the impact of January price increases in 2012 and 2013. Our cigarette shipment volume of 18.0 billion units decreased by 0.4%. Our market share declined by 0.8 share points to 72.8% due to intense price competition. Market share of Marlboro and Benson and Hedges was down by 2.0 and 0.7 share points to 51.7% and 5.6%, respectively, partly offset by market share of low-price Delicados, up by 0.6 share points to 11.1%, and our other local low-price brands increased by a combined 1.3 share points to 4.2%.

Operating Results – Three Months Ended September 30, 2013
The following discussion compares operating results within each of our reportable segments for the three months ended September 30, 2013, with the three months ended September 30, 2012.
European Union. Net revenues, which include excise taxes billed to customers, increased by $583 million (8.4%). Excluding excise taxes, net revenues increased by $156 million (7.3%) to $2.3 billion. This increase was due to:

•	price increases ($125 million) and

•	favorable currency ($118 million), partly offset by

•	unfavorable volume/mix ($87 million).

The net revenues of the European Union segment include $380 million in 2013 and $332 million in 2012 related to sales of OTP. Excluding excise taxes, OTP net revenues for the European Union segment were $134 million in 2013 and $115 million in 2012.
Operating companies income of $1.2 billion increased by $122 million (11.2%). This increase was due primarily to:

•	price increases ($125 million) and

•	favorable currency ($63 million), partly offset by

•	unfavorable volume/mix ($68 million).
The total cigarette market in the European Union of 130.5 billion units decreased by 5.4%, representing a more modest rate of decline compared to the 10.6% and 8.0% decrease in the first and second quarters of 2013, respectively. The decrease was due primarily to the impact of tax-driven price increases, the unfavorable economic and employment environment and the prevalence of non-duty paid products. The total OTP market in the European Union of 42.3 billion cigarette equivalent units increased by 0.7%, reflecting a larger total fine cut market, up by 0.3% to 37.0 billion cigarette equivalent units. Although our cigarette shipment volume in the European Union of 49.0 billion units decreased by 5.2%, due principally to a lower total market across the region, our market share increased by 0.2 share points to 38.3%.
While shipment volume of Marlboro of 24.2 billion units decreased by 3.0%, mainly due to a lower total market, market share increased by 0.1 share point to 18.8%.
Shipment volume of L&M increased by 1.3% to 9.0 billion units and market share increased by 0.4 share points to 6.9%.
Shipment volume of Chesterfield of 5.0 billion units increased by 5.7% and market share increased by 0.1 share point to 4.0%, driven by gains, notably in Austria, the Czech Republic, Portugal and the UK, partly offset by Germany.
Although shipment volume of Philip Morris of 2.5 billion units decreased by 13.1%, market share increased by 0.2 share points to 1.9%, with gains notably in France and Italy.
Our shipments of OTP of 5.3 billion cigarette equivalent units increased by 6.0%, driven by higher share. Our OTP total market share was 12.8%, up by 1.0 share point, driven by gains in the fine cut category, notably in France, up by 1.9 share points to 26.4%, Italy, up by 14.0 share points to 40.3%, Poland, up by 3.1 share points to 21.0%, Portugal, up by 13.4 share points to 30.7%, and Spain, up by 2.3 share points to 14.2%.
In France, the total cigarette market of 12.2 billion units decreased by 10.8%, mainly reflecting the unfavorable impact of price increases in the fourth quarter of 2012 and July 2013, an increase in the prevalence of non-duty paid products, growth of the fine cut category, and a weak economy. Although our shipments of 4.8 billion units decreased by 6.8%, market share increased by 1.1 share points to 40.0%, mainly driven by the resilience of premium Philip Morris, up by 0.7 share points to 8.9%, reinforced by the Philip Morris Green variants, which were introduced in February 2013, and the growth of Chesterfield, up by 0.1 share point to 3.4%. Market shares of Marlboro and L&M increased by 0.1 share point each to 24.6% and 2.6%, respectively. The total industry fine cut category of 3.5 billion cigarette equivalent units increased by 0.7%. Our market share of the category increased by 1.9 share points to 26.4%.
In Germany, the total cigarette market of 21.9 billion units increased by 0.8%, mainly reflecting the favorable impact of competitors' trade inventory movements. The underlying total market is estimated to have declined by 2.7%, largely due to the impact of price increases in the second quarter of 2013. Our shipments of 7.6 billion units decreased by 1.4%. Market share decreased by 0.7 share points to 34.5%, mainly due to Marlboro and Chesterfield, down by 0.5 and 0.6 share points to 20.5% and 1.7%, respectively, partly offset by L&M, up by 0.5 share points to 10.7%. The total industry fine cut category of 10.9 billion cigarette equivalent units was flat. Our market share of the category was down by 0.3 share points to 13.7%.
In Italy, the total cigarette market of 20.1 billion units decreased by 4.1%, reflecting an unfavorable economic and employment environment and the prevalence of illicit trade and substitute products. Although our shipments of 10.2 billion units decreased by 5.4%, market share increased by 0.1 share point to 53.3%, with Marlboro up by 0.3 share points to 26.2%. Market share of Philip Morris increased by 1.3 share points to 2.5%, benefiting from the 2012 launch of Philip Morris Selection in the low-price segment, partially offset by Chesterfield, down by 0.1 share point to 3.5%, and Diana in the low-price segment, down by 1.1 share points to 11.1%, impacted by the growth of the super-low price segment and the availability of non-duty paid products. The total industry fine cut category of 1.5 billion cigarette equivalent units decreased by 1.9%, reflecting the 2012 excise tax-driven reduction of the price gap differential with cigarettes. Our market share of the category increased by 14.0 share points to 40.3%, driven by Marlboro Red and Gold fine cut.
In Poland, the total cigarette market of 12.7 billion units decreased by 8.3%, mainly reflecting the unfavorable impact of price increases in the first quarter of 2013, and the availability of non-duty paid OTP. Although our shipments of 4.7 billion units decreased by 7.4%, our market share increased by 0.3 share points to 37.4%, driven by Marlboro, up by 0.3 share points to 11.9% and by L&M and Chesterfield, up by 2.3 and 0.3 share points to 18.8% and 2.2%, respectively. While the total industry fine cut category of 0.8 billion cigarette equivalent units decreased by 6.5%, reflecting the prevalence of non-duty paid OTP, our market share of the category increased by 3.1 share points to 21.0%.
In Spain, the total cigarette market of 13.2 billion units decreased by 11.3%, mainly due to the impact of price increases in 2012 and the first and third quarters of 2013, the unfavorable economic and employment environment and illicit trade. Although our shipments of 3.8 billion units decreased by 13.5%, our market share increased by 0.1 share point to 31.1%, driven by higher share of Marlboro, up by 0.5 share points to 15.3%. Market share of Chesterfield was flat at 8.9%, and share of Philip Morris and L&M was down by 0.1 share point and 0.2 share points to 0.8% and 6.0%, respectively. The total industry fine cut category of 2.7 billion cigarette equivalent units decreased by 5.5%, due to tax-driven price increases in the first and third quarters. Our market share of the category increased by 2.3 share points to 14.2%.

Eastern Europe, Middle East & Africa. Net revenues, which include excise taxes billed to customers, increased by $421 million (8.2%). Excluding excise taxes, net revenues increased by $78 million (3.5%) to $2.3 billion. This increase was due to:

•	price increases ($201 million), partly offset by

•	unfavorable volume/mix ($114 million) and

•	unfavorable currency ($9 million).

Operating companies income of $1.1 billion increased by $41 million (3.9%). This increase was due to:

•	price increases ($201 million), partly offset by

•	unfavorable volume/mix ($91 million),

•	unfavorable currency ($32 million),

•	higher manufacturing costs ($19 million) and

•	higher marketing, administration and research costs ($18 million).
Our cigarette shipment volume in EEMA of 76.9 billion units decreased by 5.5%, mainly due to the Middle East, Russia and Serbia, partly offset by North Africa. Our cigarette shipment volume of premium brands decreased by 1.1%, due principally to Marlboro, down by 2.4% to 22.2 billion units, partly offset by Parliament, up by 4.3% to 8.9 billion units.
In Russia, our shipment volume of 23.0 billion units decreased by 10.1%, mainly due to the unfavorable impact of tax-driven price increases, illicit trade and a weak economy. Shipment volume of our premium portfolio decreased by 8.1%, mainly due to Marlboro and Parliament, down by 16.7% and 4.1%, respectively. In the mid-price segment, shipment volume decreased by 15.3%, mainly due to Chesterfield, down by 20.7%. In the low-price segment, shipment volume decreased by 8.4%, mainly due to Bond Street, Optima and Apollo Soyuz, down by 7.7%, 14.6% and 22.5%, respectively. Our market share of 26.1%, as measured by Nielsen, was down by 0.5 share points. Market share of Parliament increased by 0.2 share points to 3.4%, Marlboro decreased by 0.2 share points to 1.7%, L&M increased by 0.3 share points to 2.9%, Chesterfield decreased by 0.5 share points to 3.0%, Bond Street decreased by 0.2 share points to 6.4%, and Next increased by 0.3 share points to 3.2%.
In Turkey, the total cigarette market of 24.8 billion units decreased by an estimated 5%, primarily reflecting the renewed growth of illicit trade. Our shipment volume of 12.6 billion units decreased by 2.4%. Our market share, as measured by Nielsen, increased by 0.1 share point to 46.2%, mainly driven by premium Parliament and mid-price Muratti, up by 1.1 and 0.3 share points to 10.3% and 6.9%, respectively, partly offset by Marlboro, down by 0.2 share points to 9.1%, and low-price L&M, down by 1.2 share points to 7.3%.
In Ukraine, the total cigarette market of 20.1 billion units decreased by an estimated 14%, mainly reflecting the impact of tax-driven price increases in the first quarter of 2013 and an increase in illicit trade. Although our shipment volume of 6.9 billion units decreased by 5.9%, our market share, as measured by Nielsen, increased by 0.7 share points to 33.3%, mainly due to growth from our low-price segment brands of Bond Street, Optima and President. Share for premium Parliament increased by 0.1 share point to 3.3%. Share of Marlboro decreased by 0.2 share points to 5.5%.
Asia. Net revenues, which include excise taxes billed to customers, decreased by $30 million (0.6%). Excluding excise taxes, net revenues decreased by $218 million (7.9%) to $2.5 billion. This decrease was due to:

•	unfavorable currency ($196 million) and

•	unfavorable volume/mix ($144 million, primarily due to the Philippines), partly offset by

•	price increases ($122 million).

Operating companies income of $1.1 billion decreased by $200 million (15.4%). This decrease was due primarily to:

•	unfavorable currency ($178 million),

•	unfavorable volume/mix ($106 million) and

•	higher manufacturing costs ($56 million, principally in Indonesia driven mainly by higher clove prices), partly offset by

•	price increases ($122 million) and

•	the absence of the 2012 pre-tax charges for asset impairment and exit costs ($24 million).
Our cigarette shipment volume of 73.3 billion units decreased by 7.8%, due primarily to the lower total market in the Philippines, and lower share and the reversal of trade inventory movements in Pakistan following the excise tax increase in the second quarter of 2013, partly offset by share growth in Indonesia. Excluding the Philippines, our cigarette shipment volume decreased by 2.8%. Shipment volume of Marlboro of 19.5 billion units decreased by 1.6%. Excluding the Philippines, shipment volume of Marlboro increased by 9.6%, primarily reflecting the launch of Marlboro Clear Taste in Japan, as well as market share growth in Indonesia and Vietnam.
In Indonesia, the total cigarette market of 74.1 billion units increased by 0.3%. Our shipment volume of 27.1 billion units increased by 1.6%. Our market share increased by 0.4 share points to 36.6%, driven notably by Sampoerna A in the premium segment, up by 0.6 share points to 14.8%, and mid-price U Mild, up by 0.9 share points to 4.3%. Market share of Dji Sam Soe in the premium segment decreased by 1.4 share points to 6.7%, mainly due to a retail price change ahead of competition. Marlboro's market share increased by 0.5 share points to 5.4% and its share of the “white” cigarettes segment, representing 7.0% of the total cigarette market, increased by 5.7 share points to 77.8%.
In Japan, the total cigarette market of 50.0 billion units decreased by 1.2%. Our shipment volume of 13.5 billion units decreased by 2.0%, principally due to a lower total market and share. Our market share decreased by 1.0 share point to 26.5%, reflecting the impact of our principal competitor's brand launches and significant promotional activities. Marlboro's market share decreased by 0.3 share points to 12.2%. Share of Lark and Philip Morris decreased by 0.3 and 0.2 share points to 7.9% and 2.1%, respectively. Share of Virginia S. was flat at 2.0%.
In Korea, the total cigarette market of 23.6 billion units decreased by 2.7%. Although our shipment volume of 4.6 billion units decreased slightly by 0.6%, market share increased by 0.4 share points to 19.4%. Market share of Marlboro and Parliament increased by 0.2 and 0.5 share points to 7.7% and 6.9%, respectively. Market share of Virginia S. decreased by 0.1 share point to 4.3%.
In the Philippines, the total industry cigarette volume of 23.0 billion units was estimated to have decreased by 6.7%, reflecting a partial, but insufficient, improvement in declared tax-paid volume by our main local competitor, as well as government tax enforcement. Our shipment volume of 17.8 billion units decreased by 20.7%, primarily reflecting the unfavorable impact of the disruptive excise tax increase in January 2013 and the prevalence of non-duty paid domestic product. Our market share decreased by 13.6 share points to 77.2%, primarily due to down-trading to competitors' brands. Marlboro's market share decreased by 5.9 share points to 15.3%. Share of low-price Fortune decreased by 22.6 share points to 27.5%, partly offset by gains from our other local low-price brands.

Latin America & Canada. Net revenues, which include excise taxes billed to customers, increased by $63 million (2.6%). Excluding excise taxes, net revenues decreased by $9 million (1.1%) to $818 million. This decrease was due to:

•	unfavorable currency ($33 million) and

•	unfavorable volume/mix ($16 million), partly offset by

•	price increases ($40 million).

Operating companies income was flat at $267 million. The movements in operating companies income were related to:

•	price increases ($40 million) and

•	the absence of the 2012 pre-tax charges for asset impairment and exit costs ($10 million), offset by

•	unfavorable volume/mix ($24 million),

•	unfavorable currency ($13 million),

•	higher marketing, administration and research costs ($9 million) and

•	higher manufacturing costs ($4 million).
Our cigarette shipment volume in Latin America & Canada of 24.0 billion units decreased by 0.2%, principally due to a lower total market and share in Mexico. Shipment volume of Marlboro of 9.2 billion units decreased by 3.0%, mainly reflecting a lower total market and share in Mexico, partly offset by higher share in Brazil and Colombia.
In Argentina, the total cigarette market of 10.3 billion units increased by 1.1%. Our cigarette shipment volume of 7.9 billion units increased by 2.1%. Our market share increased by 1.0 share point to 76.0%, driven by mid-price Philip Morris, up by 2.4 share points to 42.2%, reflecting the positive impact of its capsule variants, partly offset by low-price Next, down by 0.7 share points to 2.4%. Share of Marlboro decreased by 0.3 share points to 23.7%.
In Canada, the total cigarette market of 7.7 billion units decreased by 2.4%. Our cigarette shipment volume of 2.9 billion units increased by 0.1% and market share increased by 1.5 share points to 38.4%, with premium brands Benson & Hedges and Belmont up by 0.2 share points each to 2.5% and 2.8%, respectively. Market share of low-price brand Next was up by 2.1 share points to 10.5%, partly offset by mid-price Number 7 and low-price Accord, down by 0.3 share points each to 4.2% and 2.9%, respectively. Market share of mid-price Canadian Classics was up by 0.5 share points to 10.6%.
In Mexico, the total cigarette market of 8.4 billion units decreased by 0.9%. Our cigarette shipment volume of 6.0 billion units decreased by 2.5%. Our market share decreased by 1.2 share points to 72.4%, due mainly to: unfavorable segment mix following the impact of price increases in January 2013; and a competitor's launch of brands in a 15s per pack format, at price parity with 14s, in the low price segment. While market share of Marlboro and Benson & Hedges decreased by 3.1 and 0.6 share points to 50.5% and 5.5%, respectively, our share of the premium price segment increased by 1.1 share points to 90.9%. Market share of low-price Delicados, increased by 1.2 share points to 11.7%, and our other local low-price brands increased by a combined 1.3 share points to 4.5%.

Financial Review
Net Cash Provided by Operating Activities
Net cash provided by operating activities of $7.8 billion during the first nine months of 2013 increased by $44 million from the comparable 2012 period. The increase was due primarily to higher pension provisions in 2013 (included in other operating cash flows), partially offset by an increase in our working capital requirements.

The unfavorable movements in working capital were due primarily to the following:

•	more cash used for income taxes ($932 million), principally related to the timing of payments and lower income tax provisions; partly offset by

•
more cash provided by inventories ($683 million), primarily due to lower finished goods inventories (mainly payback of 2012 forestalling attributable to tax-driven price increases), partly offset by an increase in leaf tobacco inventory; and

•	less cash used for accounts receivable ($186 million), primarily due to lower trade purchases and the timing of cash collections.
Net Cash Used in Investing Activities
Net cash used in investing activities of $1.5 billion during the first nine months of 2013 increased by $780 million from the comparable 2012 period, due primarily to increased investments in unconsolidated subsidiaries ($653 million) and higher capital expenditures ($102 million).
As previously discussed, on September 30, 2013, we acquired a 49% equity interest in United Arab Emirates-based Arab Investors-TA (FZC) for approximately $625 million. For further details, see Note 17. Investments in Unconsolidated Subsidiaries.
Our capital expenditures were $821 million and $719 million during the nine months ended September 30, 2013 and 2012, respectively. The 2013 expenditures were primarily related to investments in productivity-enhancing programs, equipment for new products and the expansion of our capacity in Indonesia.

Net Cash Used in Financing Activities
During the first nine months of 2013, net cash used in financing activities was $5.9 billion, compared with net cash used in financing activities of $4.9 billion during the first nine months of 2012. During the first nine months of 2013, we used a total of $12.7 billion to repurchase our common stock, pay dividends, repay debt and purchase subsidiary shares from noncontrolling interests. These uses were partly offset by proceeds from our debt offerings and short-term borrowings in 2013 of $7.0 billion. During the first nine months of 2012, we used a total of $12.0 billion to repurchase our common stock, pay dividends and repay debt. These uses were partially offset by proceeds from our debt offerings and short-term borrowings in 2012 of $7.4 billion.
Dividends paid in the first nine months of 2013 and 2012 were $4.2 billion and $4.0 billion, respectively. The increase reflects a higher dividend rate in 2013, partially offset by lower shares outstanding as a result of our share repurchase programs.
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
Credit Ratings - The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. At September 30, 2013, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Stable
Fitch	F1	A	Stable

Credit Facilities – On February 12, 2013, we entered into a 364-day revolving credit facility in the amount of $2.0 billion. At September 30, 2013, our committed credit facilities and commercial paper outstanding were as follows:

(in billions)
Type	Committed Credit Facilities	Commercial Paper
364-day revolving credit, expiring February 11, 2014	$2.0
Multi-year revolving credit, expiring March 31, 2015	2.5
Multi-year revolving credit, expiring October 25, 2016	3.5
Total facilities	$8.0
Commercial paper outstanding		$2.7
At September 30, 2013, there were no borrowings under the committed credit facilities, and the entire committed amounts were available for borrowing.
All banks participating in our committed credit facilities have an investment-grade long-term credit rating from the credit rating agencies. We continuously monitor the credit quality of our banking group, and at this time we are not aware of any potential non-performing credit provider.
Each of these facilities requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“consolidated EBITDA”) to consolidated interest expense of not less than 3.5 to 1.0 on a rolling four-quarter basis. At September 30, 2013, our ratio calculated in accordance with the agreements was 14.6 to 1.0. These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require us to post collateral. We expect to continue to meet our covenants. The terms “consolidated EBITDA” and “consolidated interest expense,” both of which include certain adjustments, are defined in the facility agreements previously filed with the U.S. Securities and Exchange Commission.
In addition to the committed credit facilities discussed above, certain of our subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $2.3 billion at September 30, 2013 and $2.0 billion at December 31, 2012, are for the sole use of our subsidiaries. Borrowings under these arrangements amounted to $941 million at September 30, 2013, and $447 million at December 31, 2012.
Commercial Paper Program - We have commercial paper programs in place in the U.S. and in Europe. At September 30, 2013 and December 31, 2012, we had $2.7 billion and $2.0 billion, respectively, of commercial paper outstanding.
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
Debt - Our total debt was $26.8 billion at September 30, 2013 and $22.8 billion at December 31, 2012.
On February 28, 2011, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.

Our debt offerings in the first nine months of 2013 were as follows:

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
Guarantees - At September 30, 2013, we were contingently liable for $0.7 billion of guarantees of our own performance, which were primarily related to excise taxes on the shipment of our products. There is no liability in the condensed consolidated financial statements associated with these guarantees. At September 30, 2013, our third-party guarantees were insignificant.
Equity and Dividends
As discussed in Note 3. Stock Plans to our condensed consolidated financial statements, during the nine months ended September 30, 2013, we granted 2.8 million shares of deferred stock awards to eligible employees at a weighted-average grant date fair value of $88.43 per share. Equity awards generally vest three or more years after the date of the award, subject to earlier vesting on death or disability or normal retirement, or separation from employment by mutual agreement after reaching age 58.
In May 2012, our stockholders approved the Philip Morris International Inc. 2012 Performance Incentive Plan (the “2012 Plan”). The 2012 Plan replaced the 2008 Performance Incentive Plan (the “2008 Plan”) and, as a result, there will be no additional grants under the 2008 Plan. Under the 2012 Plan, we may grant to eligible employees restricted stock, restricted stock units and deferred stock units, performance-based cash incentive awards and performance-based equity awards. Up to 30 million shares of our common stock may be issued under the 2012 Plan. At September 30, 2013, shares available for grant under the 2012 Plan were 27,211,610.
On August 1, 2012 we began repurchasing shares under a new three-year $18.0 billion share repurchase program that was authorized by our Board of Directors in June 2012. From August 1, 2012 through September 30, 2013, we repurchased 82.3 million shares of our common stock at a cost of $7.4 billion under this new repurchase program. During the first nine months of 2013, we repurchased 50.1 million shares at a cost of $4.5 billion. During the third quarter of 2013, we repurchased 16.7 million shares at a cost of $1.5 billion.
As previously announced on February 7, 2013, we have a share repurchase target amount for 2013 of $6.0 billion.
Dividends paid in the first nine months of 2013 were $4.2 billion. During the third quarter of 2013, our Board of Directors announced a 10.6% increase in the quarterly dividend to $0.94 per common share. As a result, the present annualized dividend rate is $3.76 per common share.

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
See Note 6. Financial Instruments, Note 13. Fair Value Measurements, and Note 15. Balance Sheet Offsetting to our condensed consolidated financial statements for further details on our derivative financial instruments and the related collateral arrangements.

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
Investigations include allegations of contraband shipments of cigarettes, allegations of unlawful pricing activities within certain markets, allegations of underpayment of customs duties and/or excise taxes, allegations of false and misleading usage of descriptors such as “lights” and “ultra lights” and allegations of unlawful advertising. We cannot predict the outcome of those investigations or whether additional investigations may be commenced, and it is possible that our business could be materially affected by an unfavorable outcome of pending or future investigations. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Operating Results by Business Segment-Business Environment-Governmental Investigations” for a description of certain governmental investigations to which we are subject.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity for each of the three months in the quarter ended September 30, 2013 was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2013 – July 31, 2013 (1)	4,227,940	$88.62	69,784,284	$11,727,363,593
August 1, 2013 – August 31, 2013 (1)	8,651,737	$86.39	78,436,021	$10,979,951,821
September 1, 2013 – September 30, 2013 (1)	3,837,390	$86.75	82,273,411	$10,647,045,918
Pursuant to Publicly Announced Plans or Programs	16,717,067	$87.04
July 1, 2013 – July 31, 2013 (3)	6,624	$87.44
August 1, 2013 – August 31, 2013 (3)	1,130	$89.26
September 1, 2013 – September 30, 2013 (3)	1,937	$83.58
For the Quarter Ended September 30, 2013	16,726,758	$87.04

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

November 1, 2013