Form 10-K
period 2013-12-31
Philip Morris International Inc.
filed 2014-02-21
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File Number: 001-33708
 PHILIP MORRIS INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Virginia	13-3435103
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)
917-663-2000
(Registrant’s telephone number, including area code)
 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	New York Stock Exchange
Floating Rate Notes due 2015	New York Stock Exchange
6.875% Notes due 2014	New York Stock Exchange
5.875% Notes due 2015	New York Stock Exchange
2.500% Notes due 2016	New York Stock Exchange
1.625% Notes due 2017	New York Stock Exchange
1.125% Notes due 2017	New York Stock Exchange
5.650% Notes due 2018	New York Stock Exchange
1.875% Notes due 2019	New York Stock Exchange
2.125% Notes due 2019	New York Stock Exchange
1.750% Notes due 2020	New York Stock Exchange
4.500% Notes due 2020	New York Stock Exchange
4.125% Notes due 2021	New York Stock Exchange
2.900% Notes due 2021	New York Stock Exchange
2.500% Notes due 2022	New York Stock Exchange
2.625% Notes due 2023	New York Stock Exchange
3.600% Notes due 2023	New York Stock Exchange
2.875% Notes due 2024	New York Stock Exchange
2.750% Notes due 2025	New York Stock Exchange
3.125% Notes due 2033	New York Stock Exchange

Title of each class	Name of each exchange on which registered
6.375% Notes due 2038	New York Stock Exchange
4.375% Notes due 2041	New York Stock Exchange
4.500% Notes due 2042	New York Stock Exchange
3.875% Notes due 2042	New York Stock Exchange
4.125% Notes due 2043	New York Stock Exchange
4.875% Notes due 2043	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑
As of June 28, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $141 billion based on the closing sale price of the common stock as reported on the New York Stock Exchange.

Class	Outstanding at	January 31, 2014
Common Stock, no par value	1,585,195,173	shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant’s annual report to shareholders for the year ended December 31, 2013 (the “2013 Annual Report”)	Parts I, II, and IV
Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders to be held on May 7, 2014, to be filed with the Securities and Exchange Commission (“SEC”) on or about March 27, 2014
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

Our portfolio of international and local brands is led by Marlboro, the world’s best selling international cigarette, which accounted for approximately 33% of our total 2013 shipment volume. Marlboro is complemented in the premium-price category by Merit, Parliament and Virginia Slims. Our leading mid-price brands are L&M and Chesterfield. Other leading international brands include Bond Street, Lark, Muratti, Next, Philip Morris and Red & White.

We also own a number of important local cigarette brands, such as Sampoerna, Dji Sam Soe and U Mild in Indonesia, Fortune, Champion and Hope in the Philippines, Diana in Italy, Optima and Apollo-Soyuz in Russia, Morven Gold in Pakistan, Boston in Colombia, Belmont, Canadian Classics and Number 7 in Canada, Best and Classic in Serbia, f6 in Germany, Delicados in Mexico, Assos in Greece and Petra in the Czech Republic and Slovakia. While there are a number of markets where local brands remain important, international brands are expanding their share in numerous markets. With international brands contributing approximately 71% of our shipment volume in 2013, we are well-positioned to continue to benefit from this trend.

Separation from Altria Group, Inc.

We were a wholly owned subsidiary of Altria Group, Inc. (“Altria”) until the distribution of all of our shares owned by Altria (the “Spin-off”) was made on March 28, 2008 (the “Distribution Date”).

Acquisitions and Other Business Arrangements

We enhanced our business with the following transactions:

In the fourth quarter of 2013, as part of our initiative to enhance profitability and growth in North African and Middle Eastern markets, we decided to restructure our business in Egypt. The new business model entails a new contract manufacturing agreement with our long-standing, strategic business partner, Eastern Company S.A.E., the creation of a new PMI affiliate in Egypt and a new distribution agreement with Trans Business for Trading and Distribution LLC. To accomplish this restructuring and to ensure a smooth transition to the new model, we recorded, in the fourth quarter of 2013, a charge to our 2013 full-year reported diluted EPS of approximately $0.10 to reflect the discontinuation of existing contractual arrangements.

On December 20, 2013, we established a strategic framework with Altria under which Altria will make available its e-cigarette products exclusively to us for commercialization outside the United States, and we will make available two of our candidate reduced-risk tobacco products exclusively to Altria for commercialization in the United States. The agreements also provide for cooperation on the scientific assessment of these products and for the sharing of improvements to the existing generation of reduced-risk products.

On December 12, 2013, we acquired from Megapolis Investment BV a 20% equity interest in Megapolis Distribution BV, the holding company of CJSC TK Megapolis ("Megapolis"), PMI's distributor in Russia. The purchase price of $750 million excludes an additional payment of up to $100 million, which is contingent on Megapolis's operational performance over the four fiscal years following the closing of the transaction.

On September 30, 2013, we acquired a 49% equity interest in United Arab Emirates-based Arab Investors-TA (FZC) ("AITA") for approximately $625 million. As a result of this transaction, we hold an approximate 25% economic interest in Société des Tabacs Algéro-Emiratie ("STAEM"), an Algerian joint venture which is 51% owned by AITA and 49% by the Algerian state-owned enterprise Société Nationale des Tabacs et Allumettes SpA. STAEM manufactures and distributes under license some of PMI's brands.

In May 2013, we announced that Grupo Carso, S.A.B. de C.V. ("Grupo Carso") would sell to us its remaining 20% interest in our Mexican tobacco business. The sale was completed on September 30, 2013 for $703 million. As a result, we now own 100% of our Mexican tobacco business. A director of PMI has an affiliation with Grupo Carso. The final purchase price is subject to a potential adjustment based on the actual performance of the Mexican tobacco business over the three-year period ending two fiscal years after the closing of the purchase.

During 2012, we did not engage in any businesses development transactions.

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

(b) Financial Information About Segments

We divide our markets into four geographic regions, which constitute our segments for financial reporting purposes:

•
The European Union (“EU”) Region is headquartered in Lausanne, Switzerland and covers all the EU countries except for Slovenia, Bulgaria, Croatia and Romania, and also comprises Switzerland, Norway and Iceland, which are linked to the EU through trade agreements;

•
The Eastern Europe, Middle East & Africa (“EEMA”) Region is also headquartered in Lausanne and includes Eastern Europe, the Balkans (including Slovenia, Bulgaria, Croatia and Romania), Turkey, the Middle East and Africa and our international duty free business;

•	The Asia Region is headquartered in Hong Kong and covers all other Asian markets as well as Australia, New Zealand and the Pacific Islands; and

•	The Latin America & Canada Region is headquartered in New York and covers the South American continent, Central America, Mexico, the Caribbean and Canada.

Net revenues and operating companies income* (together with a reconciliation to operating income) attributable to each such segment for each of the last three years are set forth in Note 12. Segment Reporting to our consolidated financial statements, which is incorporated herein by reference to the 2013 Annual Report. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of our operating results by business segment.

The relative percentages of operating companies income attributable to each reportable segment were as follows:

	2013	2012	2011
European Union	30.8%	29.6%	33.5%
Eastern Europe, Middle East & Africa	27.4	26.3	23.7
Asia	33.6	36.7	35.5
Latin America & Canada	8.2	7.4	7.3
	100.0%	100.0%	100.0%
______________________________

*
Our management evaluates segment performance and allocates resources based on operating companies income, which we define as operating income, excluding general corporate expenses and amortization of intangibles, plus equity (income)/loss in unconsolidated subsidiaries, net. The accounting policies of the segments are the same as those described in Note 2. Summary of Significant Accounting Policies to our consolidated financial statements and are incorporated herein by reference to the 2013 Annual Report.

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

(c) Narrative Description of Business

Our subsidiaries and affiliates and their licensees manufacture, market and sell tobacco products outside the United States of America.

Our total cigarette shipments decreased 5.1% in 2013 to 880.2 billion units. We estimate that international cigarette market shipments were approximately 5.6 trillion units in 2013, a 1.4% decrease over 2012. We estimate that our reported share of the international cigarette market (which is defined as worldwide cigarette volume excluding the United States of America) was approximately 15.7% in 2013, 16.3% in 2012 and 16.2% in 2011. Excluding the People’s Republic of China (“PRC”), we estimate that our reported share of the international cigarette market was approximately 28.2%, 28.8%, and 28.3% in 2013, 2012 and 2011, respectively.

Shipments of our principal cigarette brand, Marlboro, decreased 3.5% in 2013, and represented approximately 9.2% of the international cigarette market, excluding the PRC, in 2013, 9.4% in 2012 and 9.3% in 2011.

We have a cigarette market share of at least 15%, and, in a number of instances, substantially more than 15%, in 100 markets, including Algeria, Argentina, Australia, Austria, Belgium, Brazil, Canada, Colombia, the Czech Republic, Egypt, Finland, France, Germany, Greece, Hungary, Indonesia, Italy, Japan, Kazakhstan, Korea, Mexico, the Netherlands, the Philippines, Poland, Portugal, Romania, Russia, Saudi Arabia, Serbia, Singapore, Spain, Sweden, Switzerland, Thailand, Turkey and Ukraine.

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

Our distribution and sales systems are supported by sales forces that total approximately 19,900 employees worldwide. Our sales forces are well trained and recognized by trade surveys for their professionalism.

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

Competition

We are subject to highly competitive conditions in all aspects of our business. We compete primarily on the basis of product quality, brand recognition, brand loyalty, taste, innovation, packaging, service, marketing, advertising and retail price. Our competitors include three large international tobacco companies and several regional and local tobacco companies and, in some instances, state-owned tobacco enterprises, principally in Algeria, Egypt, the PRC, Taiwan, Thailand and Vietnam. Industry consolidation and privatizations of state-owned enterprises have led to an overall increase in competitive pressures. Some competitors have different profit and volume objectives, and some international competitors are susceptible to changes in different currency exchange rates. We compete predominantly with American blend cigarette brands, such as Marlboro, L&M, Parliament and Chesterfield, which are the most popular across many of our markets. We seek to compete in all profitable retail price categories, although our brand portfolio is weighted towards the premium-price category.

Procurement and Raw Materials

We purchase tobacco leaf of various types, grades and styles throughout the world, the majority through independent tobacco suppliers. We also contract directly with farmers in several countries including Argentina, Brazil, Colombia, the Dominican Republic, Ecuador, Italy, Kazakhstan, Mexico, Pakistan, the Philippines, Poland, and the United States. Direct sourcing from farmers represents approximately 30% of PMI’s global leaf requirements. The largest supplies of tobacco leaf are sourced from Brazil, the United States, Indonesia (mostly for domestic use in kretek products), Turkey, Greece, Argentina, Mozambique and Malawi.

We believe that there is an adequate supply of tobacco leaf in the world markets to satisfy our current and anticipated production requirements.

In addition to tobacco leaf, we purchase a wide variety of direct materials from a total of approximately 450 suppliers. Our top ten suppliers of direct materials combined represent approximately 57% of our total direct materials purchases. The three most significant direct materials that we purchase are printed paper board used in packaging, acetate tow used in filter making and fine paper used in cigarette manufacturing. In addition, the adequate supply and procurement of cloves are of particular importance to our Indonesian business.

Business Environment

Information called for by this Item is hereby incorporated by reference to the paragraphs captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Results by Business Segment—Business Environment” on pages 17 to 23 of the 2013 Annual Report and made a part hereof.

Other Matters

Customers

None of our business segments is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on our consolidated results of operations.

Employees

At December 31, 2013, we employed approximately 91,100 people worldwide, including employees under temporary contracts and hourly paid part-time staff. Our businesses are subject to a number of laws and regulations relating to our relationship with our employees. Generally, these laws and regulations are specific to the location of each business. In addition, in accordance with European Union requirements, we have established a European Works Council composed of management and elected members of our workforce. We believe that our relations with our employees and their representative organizations are excellent.

Executive Officers of the Registrant

The disclosure regarding executive officers is set forth under the heading “Executive Officers as of February 21, 2014” in Item 10 of Part III of this Form 10-K and is incorporated herein by reference.

Research and Development

Reduced-Risk Products. One of our strategic priorities is to develop, assess and commercialize a portfolio of innovative products with the potential to reduce the risk of smoking-related diseases in comparison to cigarettes. We refer to these as reduced-risk products, or RRPs. The use of this term applies to tobacco containing products and other nicotine containing products that have the potential to reduce individual risk and population harm. We draw upon a team of world-class scientists from a broad spectrum of scientific disciplines, whose efforts are guided by the following three key objectives:

•	to develop RRPs that provide adult smokers the taste, sensory experience, nicotine delivery profile and ritual characteristics that are similar to those currently provided by cigarettes;

•
to substantiate the reduction of risk for the individual adult smoker and the reduction of harm to the population as a whole, based on robust scientific evidence derived from well-established assessment processes; and

•	to advocate for the development of science-based regulatory frameworks for the approval and commercialization of RRPs, including the communication of substantiated health benefits to adult smokers.

We are developing three RRP platforms that are in various stages of commercialization readiness. We are also developing other potential platforms and are working on developing the next generation of e-cigarette technology.

Cigarette Products. We conduct research to support and reinforce our cigarette product business. We seek to be at the forefront of innovation for product enhancements and launches of innovative new products. We have also increased the support for the cigarette business because compliance with applicable laws and regulations is requiring additional capacity for analysis and testing.

Finally, working through biotechnology partners, we conduct research and development on technology platforms that can potentially lead to the development of alternative uses of tobacco.

The research and development expense for the years ended December 31, 2013, 2012 and 2011, is set forth in Note 14. Additional Information to our consolidated financial statements, which is incorporated herein by reference to the 2013 Annual Report.

Intellectual Property

Our trademarks are valuable assets and their protection and reputation are essential to us. We own the trademark rights to all of our principal brands, including Marlboro, or have the right to use them in all countries where we use them.

In addition, we have more than 4,200 granted patents worldwide and approximately 3,400 pending patent applications. Our patent portfolio, as a whole, is material to our business. However, no one patent, or group of related patents, is material to us. We also have registered industrial designs and proprietary secrets, technology, know-how, processes and other intellectual property rights that are not registered.

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

Environmental Regulation

We are subject to applicable international, national and local environmental laws and regulations in the countries in which we do business. We have specific programs across our business units designed to meet applicable environmental compliance requirements and reduce our carbon footprint and wastage as well as water and energy consumption. We have developed and implemented a consistent environmental and occupational health, safety and security, or EHSS, management system, which involves policies, standard practices and procedures at all our manufacturing centers. We also conduct regular safety assessments at our offices, warehouses and car fleet organizations. Furthermore, we have engaged an external certification body to validate the effectiveness of our EHSS management system at our manufacturing centers around the world, in accordance with internationally recognized standards. Our subsidiaries expect to continue to make investments in order to drive improved performance and maintain compliance with environmental laws and regulations. We assess and report the compliance status of all our legal entities on a regular basis. Based on the management and controls we have in place, environmental expenditures have not had, and are not expected to have, a material adverse effect on our consolidated results of operations, capital expenditures, financial position, earnings or competitive position.

(d) Financial Information About Geographic Areas

The amounts of net revenues and long-lived assets attributable to each of our geographic segments for each of the last three fiscal years are set forth in Note 12. Segment Reporting to our consolidated financial statements, which is incorporated herein by reference to the 2013 Annual Report.

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

We make available free of charge on, or through, our Web site at www.pmi.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Investors can access our filings with the SEC by visiting www.pmi.com.

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
Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volume in many of our markets, and we expect that such factors will continue to reduce consumption levels and will increase down-trading and the risk of counterfeiting, contraband, "illicit whites" and cross-border purchases. Significant regulatory developments will take place over the next few years in most of our markets, driven principally by the World Health Organization's Framework Convention on Tobacco Control (“FCTC”). The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation. The FCTC has led to increased efforts by tobacco control advocates and public health organizations to reduce the palatability and attractiveness of tobacco products to adult smokers. Regulatory initiatives that have been proposed, introduced or enacted include:

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
In periods of economic uncertainty, consumers may tend to purchase lower-price brands, and the volume of our premium-price and mid-price brands and our profitability could suffer accordingly. Such down-trading trends may be reinforced by regulation that limits branding, communication and product differentiation.

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
Investigations include allegations of contraband shipments of cigarettes, allegations of unlawful pricing activities within certain markets, allegations of underpayment of customs duties and/or excise taxes, allegations of false and misleading usage of descriptors and allegations of unlawful advertising. We cannot predict the outcome of those investigations or whether additional investigations may be commenced, and it is possible that our business could be materially affected by an unfavorable outcome of pending or future investigations. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Operating Results by Business Segment-Business Environment-Governmental Investigations” for a description of certain governmental investigations to which we are subject.
We may be unsuccessful in our attempts to produce products with the potential to reduce the risk of smoking-related diseases compared to cigarettes.

We continue to seek ways to develop commercially viable new product technologies that may reduce the risk of smoking-related diseases in comparison to cigarettes. Our goal is to develop products whose potential for exposure, risk and harm reduction can be substantiated and provide adult smokers the taste, sensory experience, nicotine delivery profile and ritual characteristics that are similar to those currently provided by cigarettes. We may not succeed in these efforts. If we do not succeed, but others do, we may be at a competitive disadvantage. Furthermore, we cannot predict whether regulators will permit the marketing of tobacco products with claims of reduced exposure, risk or harm, which could significantly undermine the commercial viability of these products.
Our reported results could be adversely affected by unfavorable currency exchange rates, and currency devaluations could impair our competitiveness.
We conduct our business primarily in local currency and, for purposes of financial reporting, the local currency results are translated into U.S. dollars based on average exchange rates prevailing during a reporting period. During times of a strengthening U.S. dollar, our reported net revenues and operating income will be reduced because the local currency translates into fewer U.S. dollars. During periods of local economic crises, foreign currencies may be devalued significantly against the U.S. dollar, reducing our margins. Actions to recover margins may result in lower volume and a weaker competitive position.
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

We may be unable to expand our brand portfolio through successful acquisitions or the development of strategic business relationships.
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
Government mandated prices, production control programs, shifts in crops driven by economic conditions and the impact of climate change may increase the cost or reduce the quality of the tobacco and other agricultural products used to manufacture our products.
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
We may be required to replace third-party contract manufacturers or service providers with our own resources.

In certain instances, we contract with third parties to manufacture some of our products or product parts or to provide other services. We may be unable to renew these agreements on satisfactory terms for numerous reasons, including government regulations. Accordingly, our costs may increase significantly if we must replace such third parties with our own resources.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.Properties.

At December 31, 2013, we operated and owned 53 manufacturing facilities and maintained contract manufacturing relationships with 23 third-party manufacturers across 23 markets. In addition, we work with 38 third-party operators in Indonesia who manufacture our hand-rolled cigarettes.

PMI Owned Manufacturing Facilities

	EU	EEMA	Asia	Latin America & Canada	TOTAL
Fully integrated	9	9	10	8	36
Make-pack	—	—	4	2	6
Other	2	1	3	5	11
Total	11	10	17	15	53

In 2013, 26 of our facilities each manufactured over 10 billion cigarettes, of which six facilities each produced over 30 billion units. Our largest factories are in Bergen-op-Zoom (the Netherlands), St. Petersburg and Krasnodar (Russia), Marikina and Batangas (Philippines), Izmir (Turkey), Berlin (Germany), Krakow (Poland), Kharkiv (Ukraine), Sukorejo and Karawang (Indonesia), Merlo (Argentina), Guadalajara (Mexico) and Kutna Hora (Czech Republic). Our smallest factories are mostly in Latin America and Asia, where due to tariff and other constraints we have established small manufacturing units in individual markets, several of which are make-pack operations. We will continue to optimize our manufacturing base, taking into consideration the evolution of trade blocks.

The plants and properties owned or leased and operated by our subsidiaries are maintained in good condition and are believed to be suitable and adequate for our present needs.

 In 2012, we announced that we are working on all aspects that will lead to the commercialization of RRPs in the 2016 to 2017 period. On January 10, 2014, we announced an investment of up to €500 million to develop our first manufacturing facility in the European Union and an associated pilot plant near Bologna, Italy to produce RRPs. Once fully operational by 2016, the factory and pilot plant combined annual production capacity is expected to reach up to 30 billion units.

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
To date, we have paid only one judgment in a tobacco related case. That judgment, including costs, was approximately €1,400 (approximately $1,900) and that payment was made in order to appeal an Italian small claims case, which was subsequently reversed on appeal. To date, no tobacco-related case has been finally resolved in favor of a plaintiff against us, our subsidiaries or indemnitees.
The table below lists the number of tobacco-related cases pending against us and/or our subsidiaries or indemnitees as of February 15, 2014, December 31, 2012 and December 31, 2011:

Type of Case	Number of Cases Pending as of February 15, 2014	Number of Cases Pending as of December 31, 2012	Number of Cases Pending as of December 31, 2011
Individual Smoking and Health Cases	63	76	75
Smoking and Health Class Actions	11	11	10
Health Care Cost Recovery Actions	15	15	11
Lights Class Actions	1	2	2
Individual Lights Cases	2	7	9
Public Civil Actions	2	4	3
Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 418 Smoking and Health, Lights, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Ten cases have had decisions in favor of plaintiffs. Eight of these cases have subsequently reached final resolution in our favor and two remain on appeal.

The table below lists the verdicts and post-trial developments in the following cases where verdicts were returned in favor of plaintiffs:

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
September 2009	Brazil/Bernhardt	Individual Smoking and Health	The Civil Court of Rio de Janeiro found for plaintiff and ordered Philip Morris Brasil to pay R$13,000 (approximately $5,500) in “moral damages.”
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
In March 2011, the Court of Appeals affirmed the trial court's decision and denied Philip Morris Brasil's appeal. The Court of Appeals increased the amount of damages awarded to the plaintiff to R$100,000 (approximately $42,300). Philip Morris Brasil has appealed this decision.

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
February 2004	Brazil/The Smoker Health Defense Association	Class Action
The Civil Court of São Paulo found defendants liable without hearing evidence. The court did not assess moral or actual damages, which were to be assessed in a second phase of the case. The size of the class was not defined in the ruling.

In April 2004, the court clarified its ruling, awarding “moral damages” of R$1,000 (approximately $420) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class was not estimated. Defendants appealed to the São Paulo Court of Appeals, which annulled the ruling in November 2008, finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In May 2011, the trial court dismissed the claim. Plaintiff has appealed. In addition, the defendants filed a constitutional appeal to the Federal Supreme Tribunal on the basis that the plaintiff did not have standing to bring the lawsuit. This appeal is still pending.

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
.
As of February 15, 2014, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•
63 cases brought by individual plaintiffs in Argentina (24), Brazil (24), Canada (2), Chile (5), Costa Rica (2), Greece (1), Italy (3), the Philippines (1) and Scotland (1), compared with 76 such cases on December 31, 2012, and 75 cases on December 31, 2011; and

•	11 cases brought on behalf of classes of individual plaintiffs in Brazil (2) and Canada (9), compared with 11 such cases on December 31, 2012 and 10 such cases on December 31, 2011.

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

In the second class action pending in Brazil, Public Prosecutor of São Paulo v. Philip Morris Brasil Industria e Comercio Ltda., Civil Court of the City of São Paulo, Brazil, filed August 6, 2007, our subsidiary is a defendant. The plaintiff, the Public Prosecutor of the State of São Paulo, is seeking (i) damages on behalf of all smokers nationwide, former smokers, and their relatives; (ii) damages on behalf of people exposed to environmental tobacco smoke (“ETS”) nationwide, and their relatives; and (iii) reimbursement of the health care costs allegedly incurred for the treatment of tobacco-related diseases by all Brazilian States and Municipalities, and the Federal District. In an interim ruling issued in December 2007, the trial court limited the scope of this claim to the State of São Paulo only. In December 2008, the Seventh Civil Court of São Paulo issued a decision declaring that it lacked jurisdiction because the case involved issues similar to the ADESF case discussed above and should be transferred to the Nineteenth Lower Civil Court in São Paulo where the ADESF case is pending. The court further stated that these cases should be consolidated for the purposes of judgment. In April 2010, the São Paulo Court of Appeals reversed the Seventh Civil Court's decision that consolidated the cases, finding that they are based on different legal claims and are progressing at different stages of proceedings. This case was returned to the Seventh Civil Court of São Paulo, and our subsidiary filed its closing arguments in December 2010. In March 2012, the trial court dismissed the case on the merits. In January 2014, the São Paulo Court of Appeals rejected plaintiff’s appeal and affirmed the trial court decision.
In the first class action pending in Canada, Cecilia Letourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, our subsidiary and other Canadian manufacturers are defendants. The plaintiff, an individual smoker, is seeking compensatory and punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005. In February 2011, the trial court ruled that the federal government would remain as a third party in the case. In November 2012, the Court of Appeals dismissed defendants' third-party claims against the federal government. Trial began on March 12, 2012. At the present pace, trial is expected to conclude in 2014, with a judgment to follow at an indeterminate point after the conclusion of the trial proceedings.
In the second class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, our subsidiary and other Canadian manufacturers are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, are seeking compensatory and punitive damages for each member of the class who allegedly suffers from certain smoking-related diseases. The class was certified in 2005. In February 2011, the trial court ruled that the federal government would remain as a third party in the case. In November 2012, the Court of Appeals dismissed defendants' third-party claims against the federal government. Trial began on March 12, 2012. At the present pace, trial is expected to conclude in 2014, with a judgment to follow at an indeterminate point after the conclusion of the trial proceedings.
In the third class action pending in Canada, Kunta v. Canadian Tobacco Manufacturers' Council, et al., The Queen's Bench, Winnipeg, Canada, filed June 12, 2009, we, our subsidiaries, and our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The plaintiff, an individual smoker, alleges her own addiction to tobacco products and chronic obstructive pulmonary disease (“COPD”), severe asthma, and mild reversible lung disease resulting from the use of tobacco products. She is seeking compensatory and punitive damages on behalf of a proposed class comprised of all smokers, their estates, dependents and family members, as well as restitution of profits, and reimbursement of government health care costs allegedly caused by tobacco products. In September 2009, plaintiff's counsel informed defendants that he did not anticipate taking any action in this case while he pursues the class action filed in Saskatchewan (see description of Adams, below).
In the fourth class action pending in Canada, Adams v. Canadian Tobacco Manufacturers' Council, et al., The Queen's Bench, Saskatchewan, Canada, filed July 10, 2009, we, our subsidiaries, and our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The plaintiff, an individual smoker, alleges her own addiction to tobacco products and COPD resulting from the use of tobacco products. She is seeking compensatory and punitive damages on behalf of a proposed class comprised of all smokers who have smoked a minimum of 25,000 cigarettes and have allegedly suffered, or suffer, from COPD, emphysema, heart disease, or cancer, as well as restitution of profits. Preliminary motions are pending.
In the fifth class action pending in Canada, Semple v. Canadian Tobacco Manufacturers' Council, et al., The Supreme Court (trial court), Nova Scotia, Canada, filed June 18, 2009, we, our subsidiaries, and our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The plaintiff, an individual smoker, alleges his own addiction to tobacco products and COPD resulting from the use of tobacco products. He is seeking compensatory and punitive damages on behalf of a proposed class comprised of all smokers, their estates, dependents and family members, as well as restitution of profits, and reimbursement of government health care costs allegedly caused by tobacco products. No activity in this case is anticipated while plaintiff's counsel pursues the class action filed in Saskatchewan (see description of Adams, above).
In the sixth class action pending in Canada, Dorion v. Canadian Tobacco Manufacturers' Council, et al., The Queen's Bench, Alberta, Canada, filed June 15, 2009, we, our subsidiaries, and our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The plaintiff, an individual smoker, alleges her own addiction to tobacco products and chronic bronchitis and severe sinus infections resulting from the use of tobacco products. She is seeking compensatory and punitive damages on behalf of a proposed class comprised of all smokers, their estates, dependents and family members, restitution of profits, and reimbursement of government health care costs allegedly caused by tobacco products. To date, we, our subsidiaries, and our indemnitees have not been properly served with the complaint. No activity in this case is anticipated while plaintiff's counsel pursues the class action filed in Saskatchewan (see description of Adams, above).
In the seventh class action pending in Canada, McDermid v. Imperial Tobacco Canada Limited, et al., Supreme Court, British Columbia, Canada, filed June 25, 2010, we, our subsidiaries, and our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The plaintiff, an individual smoker, alleges his own addiction to tobacco products and heart disease resulting from the use of tobacco products. He is seeking compensatory and punitive damages on behalf of a proposed class comprised of all smokers who were alive on June 12, 2007, and who suffered from heart disease allegedly caused by smoking, their estates, dependents and family members, plus disgorgement of revenues earned by the defendants from January 1, 1954 to the date the claim was filed. Defendants have filed jurisdictional challenges on the grounds that this action should not proceed during the pendency of the Saskatchewan class action (see description of Adams, above).

In the eighth class action pending in Canada, Bourassa v. Imperial Tobacco Canada Limited, et al., Supreme Court, British Columbia, Canada, filed June 25, 2010, we, our subsidiaries, and our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The plaintiff, the heir to a deceased smoker, alleges that the decedent was addicted to tobacco products and suffered from emphysema resulting from the use of tobacco products. She is seeking compensatory and punitive damages on behalf of a proposed class comprised of all smokers who were alive on June 12, 2007, and who suffered from chronic respiratory diseases allegedly caused by smoking, their estates, dependents and family members, plus disgorgement of revenues earned by the defendants from January 1, 1954 to the date the claim was filed. Defendants have filed jurisdictional challenges on the grounds that this action should not proceed during the pendency of the Saskatchewan class action (see description of Adams, above).

In the ninth class action pending in Canada, Suzanne Jacklin v. Canadian Tobacco Manufacturers' Council, et al., Ontario Superior Court of Justice, filed June 20, 2012, we, our subsidiaries, and our indemnitees (PM USA and Altria Group, Inc.), and other members of the industry are defendants. The plaintiff, an individual smoker, alleges her own addiction to tobacco products and COPD resulting from the use of tobacco products. She is seeking compensatory and punitive damages on behalf of a proposed class comprised of all smokers who have smoked a minimum of 25,000 cigarettes and have allegedly suffered, or suffer, from COPD, heart disease, or cancer, as well as restitution of profits. Plaintiff's counsel has indicated that he does not intend to take any action in this case in the near future.

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
As of February 15, 2014, there were 15 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Canada (9), Nigeria (5) and Spain (1), compared with 15 such cases on December 31, 2012 and 11 such cases on December 31, 2011.
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

In a series of proceedings in Spain, Junta de Andalucia, et al. v. Philip Morris Spain, et al., Court of First Instance, Madrid, Spain, the first of which was filed February 21, 2002, our subsidiary and other members of the industry were defendants. The plaintiffs sought reimbursement for the cost of treating certain of their citizens for various alleged smoking-related illnesses. In May 2004, the first instance court dismissed the initial case, finding that the State was a necessary party to the claim, and thus, the claim must be filed in the Administrative Court. In September 2007, the plaintiffs filed their complaint in the Administrative Court, which dismissed the claim based on a procedural issue in November 2007. In November 2009, the Supreme Court rejected plaintiffs' appeal, resulting in the final dismissal of the claim. However, plaintiffs have filed a second claim in the Administrative Court against the Ministry of Economy. This second claim seeks the same relief as the original claim, but relies on a different procedural posture. In December 2013, the Administrative Court rejected plaintiffs' reimbursement claim. Plaintiffs may appeal.

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
As of February 15, 2014, the following lights cases were pending against our subsidiaries or indemnitees:

•	1 case brought on behalf of individual plaintiffs in Israel, compared with 2 such cases on December 31, 2012 and December 31, 2011, respectively; and

•	2 cases brought by individual plaintiffs in Chile (1) and Italy (1) compared with 7 such cases on December 31, 2012, and 9 such cases on December 31, 2011.
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
As of February 15, 2014, there were 2 public civil actions pending against our subsidiaries in Argentina (1), and Venezuela (1), compared with 4 such cases on December 31, 2012, and 3 such cases on December 31, 2011.
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
In the public civil action in Brazil, The Brazilian Association for the Defense of Consumer Health (“SAUDECON”) v. Philip Morris Brasil Industria e Comercio Ltda. and Souza Cruz S.A., Civil Court of City of Porto Alegre, Brazil, filed November 3, 2008, our subsidiary is a defendant. The plaintiff, a consumer organization, is asking the court to establish a fund that will be used to provide treatment to smokers who claim to be addicted and who do not otherwise have access to smoking cessation treatment. Plaintiff requests that each defendant's liability be determined according to its market share. In May 2009, the trial court dismissed the case on the merits. In December 2013, the court of appeals affirmed the trial court's dismissal of the case. Plaintiff did not appeal. This case is now terminated and will no longer be reported.
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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our share repurchase activity for each of the three months in the quarter ended December 31, 2013 was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2013 – October 31, 2013 (1)	4,231,139	$88.08	86,504,550	$10,274,359,697
November 1, 2013 – November 30, 2013 (1)	6,594,365	$88.66	93,098,915	$9,689,718,288
December 1, 2013 – December 31, 2013 (1)	6,338,008	$85.62	99,436,923	$9,147,045,916
Pursuant to Publicly Announced Plans or Programs	17,163,512	$87.39
October 1, 2013 – October 31, 2013 (3)	3,218	$86.26
November 1, 2013 – November 30, 2013 (3)	1,520	$89.87
December 1, 2013 – December 31, 2013 (3)	2,048	$85.66
For the Quarter Ended December 31, 2013	17,170,298	$87.39

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

The principal stock exchange on which our common stock (no par value) is listed is the New York Stock Exchange. At January 31, 2014, there were approximately 73,000 holders of record of our common stock.

Our common stock is also listed on the NYSE Euronext in Paris and the SIX Swiss Exchange.

The other information called for by this Item is hereby incorporated by reference to the paragraph captioned “Quarterly Financial Data (Unaudited)” on page 75 of the 2013 Annual Report and made a part hereof.

Item 6.	Selected Financial Data.

The information called for by this Item is hereby incorporated by reference to the information with respect to 2009-2013 appearing under the caption “Selected Financial Data-Five-Year Review” on page 39 of the 2013 Annual Report and made a part hereof.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information called for by this Item is hereby incorporated by reference to the paragraphs captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) on pages 9 to 38 of the 2013 Annual Report and made a part hereof.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this Item is hereby incorporated by reference to the paragraphs in the MD&A captioned “Market Risk” on pages 34 to 35 of the 2013 Annual Report and made a part hereof.

Item 8.	Financial Statements and Supplementary Data.

The information called for by this Item is hereby incorporated by reference to the 2013 Annual Report as set forth under the caption “Quarterly Financial Data (Unaudited)” on page 75 of the 2013 Annual Report and in the Index to Consolidated Financial Statements and Schedules (see Item 15) and made a part hereof.

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

See Exhibit 13 for the Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm on pages 76 to 77 of the 2013 Annual Report incorporated herein by reference and made a part hereof.

Item 9B.	Other Information.

None.

PART III

Except for the information relating to the executive officers set forth in Item 10 and the information relating to equity compensation plans set forth in Item 12, the information called for by Items 10-14 is hereby incorporated by reference to PMI’s definitive proxy statement for use in connection with its annual meeting of stockholders to be held on May 7, 2014 that will be filed with the SEC on or about March 27, 2014 (the “proxy statement”), and, except as indicated therein, made a part hereof.

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers as of February 21, 2014:

Name	Office	Age
André Calantzopoulos	Chief Executive Officer	56
Louis C. Camilleri	Chairman of the Board	59
Drago Azinovic	President, European Union Region	51
Bertrand Bonvin	Senior Vice President, Research & Development	45
Patrick Brunel	Senior Vice President and Chief Information Officer	48
Kevin Click(1)	Senior Vice President, Human Resources	52
Frederic de Wilde	Senior Vice President, Marketing & Sales	46
Marc S. Firestone	Senior Vice President and General Counsel	54
Jeanne Pollès	Senior Vice President, Corporate Affairs	49
Martin King	President, Latin America & Canada Region	49
Peter J. Luongo	Vice President, Treasury and Planning	35
Antonio Marques	Senior Vice President, Operations	58
James R. Mortensen(1)	President, Latin America & Canada Region	56
Jacek Olczak	Chief Financial Officer	49
Matteo Pellegrini	President, Asia Region	51
Joachim Psotta	Vice President and Controller	56
Jerry E. Whitson	Deputy General Counsel and Corporate Secretary	58
Miroslaw Zielinski	President, Eastern Europe, Middle East & Africa Region & PMI Duty Free	52

(1) Mr. Click will retire as Senior Vice President, Human Resources effective March 1, 2014. He will be succeeded by Mr. Mortensen.

All of the above-mentioned officers, except for Messrs. Azinovic, Firestone, Luongo and Whitson, have been employed by us in various capacities during the past five years.

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

Before joining Philip Morris International Inc. in June 2013, Mr. Luongo was a partner at the investment banking firm of Centerview Partners LLC, where he had served since 2004.

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

Refer to “Compensation Discussion and Analysis” and "Compensation of Directors" sections of the proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The number of shares to be issued upon exercise or vesting and the number of shares remaining available for future issuance under PMI’s equity compensation plans at December 31, 2013, were as follows:

	Number of Shares to be Issued upon Exercise of Outstanding Options and Vesting of Deferred Stock (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	8,596,054	$28.38	27,995,515

Refer to “Ownership of Equity Securities” section of the proxy statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Refer to “Related Person Transactions and Code of Conduct” and “Independence of Nominees” sections of the proxy statement.

Item 14.	Principal Accounting Fees and Services.

Refer to “Audit Committee Matters” section of the proxy statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Index to Consolidated Financial Statements and Schedules

2013 Annual Report Page
Data incorporated by reference to Philip Morris International Inc.’s 2013 Annual Report:
Consolidated Balance Sheets at December 31, 2013 and 2012	40 - 41
Consolidated Statements of Earnings for the years ended December 31, 2013, 2012 and 2011	42
Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2013, 2012 and 2011	42
Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended December 31, 2013, 2012 and 2011	43
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	44 - 45
Notes to Consolidated Financial Statements	46 - 75
Report of Independent Registered Public Accounting Firm	76
Report of Management on Internal Control Over Financial Reporting	77

Schedules have been omitted either because such schedules are not required or are not applicable.

(b) The following exhibits are filed as part of this Report:

2.1	—
Distribution Agreement between Altria Group, Inc. and Philip Morris International Inc. dated January 30, 2008 (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form 10 filed February 7, 2008).

3.1	—	Amended and Restated Articles of Incorporation of Philip Morris International Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed February 7, 2008).

3.2	—	Amended and Restated By-laws of Philip Morris International Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed March 3, 2013).

4.1	—	Specimen Stock Certificate of Philip Morris International Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 10 filed February 7, 2008).

4.2	—
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

10.4	—
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

10.5	__
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

10.6	__
Credit Agreement, dated as of February 12, 2013, among Philip Morris International Inc., the lenders named therein and The Royal Bank of Scottland plc, as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 15, 2013).

10.7	__
Amendment No. 1, dated as of August 31, 2012, to the Amended and Restated Credit Agreement, dated as of May 11, 2011, among Philip Morris International Inc., the lenders named therein and J.P. Morgan Europe Limited, as facility agent (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.8	__
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

10.15	—
Form of Philip Morris International Inc. 2008 Performance Incentive Plan Deferred Stock Agreement (2009 Grants) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 10, 2009).*

10.16	—	Philip Morris International Inc. 2012 Performance Incentive Plan, effective May 7, 2012 (incorporated by reference to Exhibit A to the Definitive Proxy Statement filed on March 30, 2012).*

10.17	—	Pension Fund of Philip Morris in Switzerland (IC) (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2010).*

10.18	—	Summary of Supplemental Pension Plan of Philip Morris in Switzerland (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.19	—
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
Philip Morris International Inc. 2008 Stock Compensation Plan for Non-Employee Directors (amended and restated as of May 8, 2013) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.22	—	Philip Morris International Inc. 2008 Deferred Fee Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form 10 filed February 7, 2008).*

10.23	—
Amendment to Employment Agreement with André Calantzopoulos (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed June 13, 2013). The employment agreement was previously filed as Exhibit 10.22 to the Registration Statement on Form 10 filed February 7, 2008 and is incorporated by reference to this Exhibit 10.23.*

10.24	—
Amendment to Employment Agreement with Hermann Waldemer (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the year ended December 31, 2012).  The employment agreement was previously filed as Exhibit 10.24 to the Registration Statement on Form 10 filed February 7, 2008 and is incorporated by reference to this Exhibit 10.24.*

10.25	—
Amendment to Employment Agreement with Marc S. Firestone. The employment agreement was previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and is incorporated by reference to this Exhibit 10.25.*

10.26	—
Amendment to Employment Agreement with Matteo Pellegrini. The employment agreement was previously filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and is incorporated by reference to this Exhibit 10.26.*

10.27	—	Agreement with Louis C. Camilleri (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form 10 filed February 7, 2008).*

10.28	—
Amendment to Employment Agreement with Miroslaw Zielinski. The employment agreement was previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and is incorporated by reference to this Exhibit 10.28.*

10.29	—
Time Sharing Agreement between PMI Global Services Inc. and Louis C. Camilleri dated August 18, 2010 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 19, 2010).*

10.30	—
Amendment No. 1 to the Time Sharing Agreement between PM Global Services Inc. and Louis C. Camilleri, dated August 22, 2012 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).*

10.31	—
Amendment No. 2 to the Time Sharing Agreement between PM Global Services Inc. and Louis C. Camilleri, dated October 23, 2012 (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2012).*

10.32	—
Time Sharing Agreement between PM Global Services Inc. and André Calantzopoulos, dated May 8, 2013 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.33	—
Amendment to Employment Agreement with Jacek Olczak. The employment agreement was previously filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and is incorporated by reference to this Exhibit 10.33.*

10.34	—	Amended and Restated Supplemental Management Employees’ Retirement Plan (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2008).*

10.35	—	Supplemental Equalization Plan, amended and restated as of August 6, 2012 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q to the quarter ended September 30, 2012).*

10.36	—
Form of Supplemental Equalization Plan Employee Grantor Trust Enrollment Agreement (Secular Trust) (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K for the year ended December 31, 2008).*

10.37	—
Form of Supplemental Equalization Plan Employee Grantor Trust Enrollment Agreement (Executive Trust) (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2008).*

10.38	—
Philip Morris International Inc. Form of Indemnification Agreement with Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 18, 2009).*

10.39	—	Form of Restricted Stock Agreement (2010 Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 17, 2010).*

10.40	—	Form of Deferred Stock Agreement (2010 Grants) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 17, 2010).*

10.41	—	Form of Deferred Stock Agreement (April 16, 2012) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).*

10.42	—
Philip Morris International Performance Incentive Plan, as amended and restated effective February 11, 2010 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 17, 2010).*

10.43	—	Form of Restricted Stock Agreement (2011 Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 11, 2011).*

10.44	—	Form of Deferred Stock Agreement (2011 Grants) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 11, 2011).*

10.45	—	Form of Deferred Stock Agreement (2012 Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 13, 2012).*

10.46	—	Form of Deferred Stock Agreement (2013 Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 12, 2013).*

10.47	—	Form of Deferred Stock Agreement (2014 Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 7, 2014).*

10.48	—
Separation Agreement and Release between Philip Morris International Management SA and Hermann Waldemer dated May 7, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 10, 2012).*

12	—	Statement regarding computation of ratios of earnings to fixed charges.

13	—
Pages 9 to 77 of the 2013 Annual Report, but only to the extent set forth in Items 1, 5-8, 9A, and 15 hereof. With the exception of the aforementioned information incorporated by reference in this Annual Report on Form 10-K, the 2013 Annual Report is not to be deemed “filed” as part of this Report.

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

PHILIP MORRIS INTERNATIONAL INC.

By:	/s/ ANDRÉ CALANTZOPOULOS
(André Calantzopoulos Chief Executive Officer)

Date: February 21, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ ANDRÉ CALANTZOPOULOS	Chief Executive Officer	February 21, 2014
(André Calantzopoulos)
/s/ JACEK OLCZAK	Chief Financial Officer	February 21, 2014
(Jacek Olczak)
/s/ JOACHIM PSOTTA	Vice President and Controller	February 21, 2014
(Joachim Psotta)
*HAROLD BROWN, MATHIS CABIALLAVETTA, LOUIS C. CAMILLERI, J. DUDLEY FISHBURN, JENNIFER LI, SERGIO MARCHIONNE, KALPANA MORPARIA, LUCIO A. NOTO, ROBERT B. POLET, CARLOS SLIM HELÚ, STEPHEN M. WOLF	Directors

*By:	/s/ ANDRÉ CALANTZOPOULOS	February 21, 2014
(André Calantzopoulos Attorney-in-fact)