Form 10-Q
period 2014-03-31
Philip Morris International Inc.
filed 2014-05-02
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At April 30, 2014, there were 1,572,877,291 shares outstanding of the registrant’s common stock, no par value per share.

PHILIP MORRIS INTERNATIONAL INC.

In this report, “PMI,” “we,” “us” and “our” refers to Philip Morris International Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$1,823	$2,154
Receivables (less allowances of $52 in 2014 and $53 in 2013)	3,408	3,853
Inventories:
Leaf tobacco	3,614	3,709
Other raw materials	1,669	1,596
Finished product	3,441	4,541
	8,724	9,846
Deferred income taxes	423	502
Other current assets	447	497
Total current assets	14,825	16,852
Property, plant and equipment, at cost	13,886	13,957
Less: accumulated depreciation	7,216	7,202
	6,670	6,755
Goodwill (Note 5)	9,009	8,893
Other intangible assets, net (Note 5)	3,234	3,193
Investments in unconsolidated subsidiaries (Note 16)	1,460	1,536
Other assets	939	939
TOTAL ASSETS	$36,137	$38,168

See notes to condensed consolidated financial statements.
Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share data)
(Unaudited)

	March 31, 2014	December 31, 2013
LIABILITIES
Short-term borrowings (Note 12)	$3,284	$2,400
Current portion of long-term debt (Note 12)	406	1,255
Accounts payable	1,064	1,274
Accrued liabilities:
Marketing and selling	504	503
Taxes, except income taxes	4,655	6,492
Employment costs	942	949
Dividends payable	1,494	1,507
Other	1,093	1,382
Income taxes	424	1,192
Deferred income taxes	105	112
Total current liabilities	13,971	17,066
Long-term debt (Note 12)	25,989	24,023
Deferred income taxes	1,491	1,477
Employment costs	1,296	1,313
Other liabilities	547	563
Total liabilities	43,294	44,442
Contingencies (Note 10)
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2014 and 2013)	—	—
Additional paid-in capital	608	723
Earnings reinvested in the business	28,228	27,843
Accumulated other comprehensive losses	(4,213)	(4,190)
	24,623	24,376
Less: cost of repurchased stock (533,098,073 and 520,313,919 shares in 2014 and 2013, respectively)	33,236	32,142
Total PMI stockholders’ deficit	(8,613)	(7,766)
Noncontrolling interests	1,456	1,492
Total stockholders’ deficit	(7,157)	(6,274)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$36,137	$38,168

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Net revenues	$17,779	$18,527
Cost of sales	2,374	2,489
Excise taxes on products	10,862	10,943
Gross profit	4,543	5,095
Marketing, administration and research costs	1,547	1,677
Asset impairment and exit costs (Note 2)	23	3
Amortization of intangibles	22	24
Operating income	2,951	3,391
Interest expense, net	268	236
Earnings before income taxes	2,683	3,155
Provision for income taxes	776	933
Equity (income)/loss in unconsolidated subsidiaries, net	(9)	4
Net earnings	1,916	2,218
Net earnings attributable to noncontrolling interests	41	93
Net earnings attributable to PMI	$1,875	$2,125
Per share data (Note 8):
Basic earnings per share	$1.18	$1.28
Diluted earnings per share	$1.18	$1.28
Dividends declared	$0.94	$0.85

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Net earnings	$1,916	$2,218
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustment:
Unrealized losses, net of income taxes of ($4) in 2014 and ($28) in 2013	(37)	(234)
Change in net loss and prior service cost:
Amortization of net losses, prior service costs and net transition costs, net of income taxes of ($12) in 2014 and ($14) in 2013	38	59
Change in fair value of derivatives accounted for as hedges:
Gains transferred to earnings, net of income taxes of $1 in 2014 and $4 in 2013	(7)	(31)
(Losses) gains recognized, net of income taxes of $3 in 2014 and ($13) in 2013	(24)	96
Total other comprehensive losses	(30)	(110)
Total comprehensive earnings	1,886	2,108
Less comprehensive earnings attributable to:
Noncontrolling interests	34	53
Redeemable noncontrolling interest (Note 7)	—	46
Comprehensive earnings attributable to PMI	$1,852	$2,009

See notes to condensed consolidated financial statements

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
for the Three Months Ended March 31, 2014 and 2013
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests		Total
Balances, January 1, 2013	$—	$1,334	$25,076	$(3,604)	$(26,282)	$322		$(3,154)
Net earnings			2,125			49	(a)	2,174	(a)
Other comprehensive earnings (losses), net of income taxes				(116)		4	(a)	(112)	(a)
Issuance of stock awards and exercise of stock options		(68)			122			54
Dividends declared ($0.85 per share)			(1,401)					(1,401)
Payments to noncontrolling interests						(116)		(116)
Common stock repurchased					(1,500)			(1,500)
Balances, March 31, 2013	$—	$1,266	$25,800	$(3,720)	$(27,660)	$259		$(4,055)
Balances, January 1, 2014	$—	$723	$27,843	$(4,190)	$(32,142)	$1,492		$(6,274)
Net earnings			1,875			41		1,916
Other comprehensive earnings (losses), net of income taxes				(23)		(7)		(30)
Issuance of stock awards and exercise of stock options		(115)			156			41
Dividends declared ($0.94 per share)			(1,490)					(1,490)
Payments to noncontrolling interests						(70)		(70)
Common stock repurchased					(1,250)			(1,250)
Balances, March 31, 2014	$—	$608	$28,228	$(4,213)	$(33,236)	$1,456		$(7,157)
(a) For the three months ended March 31, 2013, net earnings attributable to noncontrolling interests exclude $44 million of earnings related to the redeemable noncontrolling interest, which were originally reported outside of the equity section in the condensed consolidated balance sheet at March 31, 2013. Other comprehensive earnings, net of income taxes, also exclude $2 million of net currency translation adjustment gains related to the redeemable noncontrolling interest at March 31, 2013. In December 2013, the redeemable noncontrolling interest balance of $1,275 million was reclassified to noncontrolling interests due to the termination of an exit rights agreement. See Note 7. Redeemable Noncontrolling Interests for further details.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$1,916	$2,218

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	211	222
Deferred income tax provision	86	79
Asset impairment and exit costs, net of cash paid	(177)	(2)
Cash effects of changes, net of the effects from acquired companies:
Receivables, net	395	(67)
Inventories	1,086	806
Accounts payable	35	1
Income taxes	(762)	(734)
Accrued liabilities and other current assets	(2,131)	(1,260)
Pension plan contributions	(29)	(25)
Other	85	125
Net cash provided by operating activities	715	1,363

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(256)	(240)
Other	48	18
Net cash used in investing activities	(208)	(222)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Short-term borrowing activity by original maturity:
Net issuances (repayments) - maturities of 90 days or less	$655	$(947)
Issuances - maturities longer than 90 days	744	93
Repayments - maturities longer than 90 days	(465)	(25)
Long-term debt proceeds	2,359	4,569
Long-term debt repaid	(1,240)	(739)
Repurchases of common stock	(1,241)	(1,453)
Dividends paid	(1,503)	(1,414)
Other	(114)	(137)
Net cash used in financing activities	(805)	(53)
Effect of exchange rate changes on cash and cash equivalents	(33)	(90)

Cash and cash equivalents:
(Decrease) Increase	(331)	998
Balance at beginning of period	2,154	2,983
Balance at end of period	$1,823	$3,981

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
Certain prior years' amounts have been reclassified to conform to the current year's presentation, due to the separate disclosure of investments in unconsolidated subsidiaries. For further details, see Note 16. Investments in Unconsolidated Subsidiaries.
These statements should be read in conjunction with the audited consolidated financial statements and related notes, which appear in PMI’s Annual Report to Shareholders and which are incorporated by reference into PMI’s Annual Report on Form 10-K for the year ended December 31, 2013.

Note 2. Asset Impairment and Exit Costs:
Pre-tax asset impairment and exit costs consisted of the following:

(in millions)	For the Three Months Ended March 31,
	2014	2013
Separation programs:
Asia	$23	$—
Total separation programs	23	—
Contract termination charges:
Asia	—	3
Total contract termination charges	—	3
Asset impairment and exit costs	$23	$3

Exit Costs
Separation Programs
PMI recorded pre-tax separation program charges of $23 million for the three months ended March 31, 2014. These charges related to severance costs for a factory closure in Australia.

Contract Termination Charges
During the three months ended March 31, 2013, PMI recorded exit costs of $3 million related to the termination of distribution agreements.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Movement in Exit Cost Liabilities
The movement in exit cost liabilities for the three months ended March 31, 2014 was as follows:

(in millions)
Liability balance, January 1, 2014	$308
Charges	23
Cash spent	(200)
Currency/other	(7)
Liability balance, March 31, 2014	$124
Cash payments related to exit costs at PMI were $200 million and $5 million for the three months ended March 31, 2014 and 2013, respectively. Future cash payments for exit costs incurred to date are expected to be approximately $124 million, and will be substantially paid by the end of 2014.

Note 3. Stock Plans:
In May 2012, PMI’s stockholders approved the Philip Morris International Inc. 2012 Performance Incentive Plan (the “2012 Plan”). The 2012 Plan replaced the 2008 Performance Incentive Plan (the “2008 Plan”) and, as a result, there will be no additional grants under the 2008 Plan. Under the 2012 Plan, PMI may grant to eligible employees restricted stock, restricted stock units and deferred stock units, performance-based cash incentive awards and performance-based equity awards. Up to 30 million shares of PMI’s common stock may be issued under the 2012 Plan. At March 31, 2014, shares available for grant under the 2012 Plan were 24,800,140.
In 2008, PMI adopted the Philip Morris International Inc. 2008 Stock Compensation Plan for Non-Employee Directors (the “Non-Employee Directors Plan”). A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the Non-Employee Directors Plan. At March 31, 2014, shares available for grant under the plan were 783,905.
During the three months ended March 31, 2014, PMI granted 2.4 million shares of deferred stock awards to eligible employees at a weighted-average grant date fair value of $77.74 per share. During the three months ended March 31, 2013, PMI granted 2.8 million shares of deferred stock awards to eligible employees at a weighted-average grant date fair value of $88.43 per share. PMI recorded compensation expense related to stock awards of $66 million and $72 million during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, PMI had $341 million of total unrecognized compensation cost related to non-vested deferred stock awards. The cost is recognized over the original restriction period of the awards, which is typically three or more years after the date of the award, subject to earlier vesting on death or disability or normal retirement, or separation from employment by mutual agreement after reaching age 58.

During the three months ended March 31, 2014, 3.2 million shares of PMI restricted stock and deferred stock awards vested. The grant date fair value of all the vested shares was approximately $195 million. The total fair value of restricted stock and deferred stock awards that vested during the three months ended March 31, 2014 was approximately $259 million.

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
Pension Plans
Components of Net Periodic Benefit Cost
Net periodic pension cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
(in millions)	2014	2013	2014	2013
Service cost	$1	$2	$52	$65
Interest cost	4	4	51	43
Expected return on plan assets	(4)	(4)	(88)	(87)
Amortization:
Net loss	2	3	28	51
Prior service cost	—	—	2	2
Net periodic pension cost	$3	$5	$45	$74

Employer Contributions
PMI makes, and plans to make, contributions, to the extent that they are tax deductible and to meet specific funding requirements of its funded U.S. and non-U.S. plans. Employer contributions of $29 million were made to the pension plans during the three months ended March 31, 2014. Currently, PMI anticipates making additional contributions during the remainder of 2014 of approximately $82 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Note 5. Goodwill and Other Intangible Assets, net:
Goodwill and other intangible assets, net, by segment were as follows:

	Goodwill		Other Intangible Assets, net
(in millions)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
European Union	$1,469	$1,472	$601	$604
Eastern Europe, Middle East & Africa	589	617	225	228
Asia	4,170	3,960	1,312	1,251
Latin America & Canada	2,781	2,844	1,096	1,110
Total	$9,009	$8,893	$3,234	$3,193

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Goodwill is due primarily to PMI’s acquisitions in Canada, Colombia, Greece, Indonesia, Mexico, Pakistan and Serbia, as well as the business combination in the Philippines. The movements in goodwill from December 31, 2013, were as follows:

(in millions)	European Union	Eastern Europe, Middle East & Africa	Asia	Latin America & Canada	Total
Balances, December 31, 2013	$1,472	$617	$3,960	$2,844	$8,893
Changes due to:
Currency	(3)	(28)	210	(63)	116
Balances, March 31, 2014	$1,469	$589	$4,170	$2,781	$9,009
Additional details of other intangible assets were as follows:

	March 31, 2014		December 31, 2013
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$1,861		$1,798
Amortizable intangible assets	1,940	$567	1,940	$545
Total other intangible assets	$3,801	$567	$3,738	$545

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia in 2005 and Mexico in 2007. Amortizable intangible assets primarily consist of certain trademarks, distribution networks and non-compete agreements associated with business combinations. The gross carrying amount, the range of useful lives as well as the weighted-average remaining useful life of amortizable intangible assets at March 31, 2014, were as follows:

(dollars in millions)	Gross Carrying Amount	Initial Estimated Useful Lives	Weighted-Average Remaining Useful Life
Trademarks	$1,583	2 - 40 years	24 years
Distribution networks	162	20 - 30 years	14 years
Non-compete agreements	135	3 - 10 years	1 year
Other (including farmer contracts and intellectual property rights)	60	12.5 - 17 years	12 years
	$1,940

Pre-tax amortization expense for intangible assets was $22 million and $24 million, respectively during the three months ended March 31, 2014 and 2013. Amortization expense for each of the next five years is estimated to be approximately $88 million, assuming no additional transactions occur that require the amortization of intangible assets.
The increase in the gross carrying amount of other intangible assets from December 31, 2013, was due to currency movements.
During the first quarter of 2014, PMI completed its annual review of goodwill and non-amortizable intangible assets for potential impairment, and no impairment charges were required as a result of this review.

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
PMI uses deliverable and non-deliverable forward foreign exchange contracts, foreign currency swaps and foreign currency options, collectively referred to as foreign exchange contracts, to mitigate its exposure to changes in exchange and interest rates from third-party and intercompany actual and forecasted transactions. The primary currencies to which PMI is exposed include the Australian dollar, Euro, Indonesian rupiah, Japanese yen, Mexican peso, Russian ruble, Swiss franc and Turkish lira. At March 31, 2014, PMI had contracts with aggregate notional amounts of $13.5 billion of which $2.1 billion related to cash flow hedges, $1.3 billion related to hedges of net investments in foreign operations and $10.1 billion related to other derivatives that primarily offset currency exposures on intercompany financing.
The fair value of PMI’s foreign exchange contracts included in the condensed consolidated balance sheet as of March 31, 2014 and December 31, 2013, were as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in millions)	Balance Sheet Classification	At March 31, 2014	At December 31, 2013	Balance Sheet Classification	At March 31, 2014	At December 31, 2013
Foreign exchange contracts designated as hedging instruments	Other current assets	$74	$111	Other accrued liabilities	$5	$44
	Other assets	1	—	Other liabilities	45	46
Foreign exchange contracts not designated as hedging instruments	Other current assets	26	42	Other accrued liabilities	42	12
				Other liabilities	—	14
Total derivatives		$101	$153		$92	$116

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Hedging activities, which represent movement in derivatives as well as the respective underlying transactions, had the following effect on PMI’s condensed consolidated statements of earnings and other comprehensive earnings for the three months ended March 31, 2014 and 2013:

(in millions)	For the Three Months Ended March 31, 2014
Gain (Loss)	Cash Flow Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$15		$—		$15
Cost of sales	—		—		—
Marketing, administration and research costs	—		—		—
Operating income	15		—		15
Interest expense, net	(7)		(2)		(9)
Earnings before income taxes	8		(2)		6
Provision for income taxes	(1)		—		(1)
Net earnings attributable to PMI	$7		$(2)		$5
Other Comprehensive Earnings/(Losses):
Gains transferred to earnings	$(8)			$1	$(7)
Recognized losses	(27)			3	(24)
Net impact on equity	$(35)			$4	$(31)
Currency translation adjustments		$25		$(11)	$14

(in millions)	For the Three Months Ended March 31, 2013
Gain (Loss)	Cash Flow Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$41		$—		$41
Cost of sales	3		—		3
Marketing, administration and research costs	—		—		—
Operating income	44		—		44
Interest expense, net	(9)		—		(9)
Earnings before income taxes	35		—		35
Provision for income taxes	(4)		—		(4)
Net earnings attributable to PMI	$31		$—		$31
Other Comprehensive Earnings/(Losses):
Gains transferred to earnings	$(35)			$4	$(31)
Recognized gains	109			(13)	96
Net impact on equity	$74			$(9)	$65
Currency translation adjustments		$3		$—	$3

Each type of hedging activity is described in greater detail below.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Cash Flow Hedges
PMI has entered into foreign exchange contracts to hedge foreign currency exchange risk related to certain forecasted transactions. The effective portion of gains and losses associated with qualifying cash flow hedge contracts is deferred as a component of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. During the three months ended March 31, 2014 and 2013, ineffectiveness related to cash flow hedges was not material. As of March 31, 2014, PMI has hedged forecasted transactions for periods not exceeding the next thirteen months. The impact of these hedges is included in operating cash flows on PMI’s condensed consolidated statements of cash flows.

For the three months ended March 31, 2014 and 2013, foreign exchange contracts that were designated as cash flow hedging instruments impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives
		2014	2013	2014	2013
Foreign exchange contracts				$(27)	$109
	Net revenues	$15	$41
	Cost of sales	—	3
	Interest expense, net	(7)	(9)
Total		$8	$35	$(27)	$109

Hedges of Net Investments in Foreign Operations
PMI designates certain foreign currency denominated debt and foreign exchange contracts as net investment hedges of its foreign operations. For the three months ended March 31, 2014 and 2013, these hedges of net investments resulted in gains, net of income taxes, of $17 million and $91 million, respectively. These gains were reported as a component of accumulated other comprehensive losses within currency translation adjustments. For the three months ended March 31, 2014 and 2013, ineffectiveness related to net investment hedges was not material. Other investing cash flows on PMI’s condensed consolidated statements of cash flows include the premiums paid for, and settlements of, net investment hedges.

For the three months ended March 31, 2014 and 2013, foreign exchange contracts that were designated as net investment hedging instruments impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Three Months Ended March 31,
Derivatives in Net Investment Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives
		2014	2013	2014	2013
Foreign exchange contracts				$25	$3
	Interest expense, net	$—	$—

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other Derivatives
PMI has entered into foreign exchange contracts to hedge the foreign currency exchange and interest rate risks related to intercompany loans between certain subsidiaries, and third-party loans. While effective as economic hedges, no hedge accounting is applied for these contracts; therefore, the unrealized gains (losses) relating to these contracts are reported in PMI’s condensed consolidated statements of earnings. For the three months ended March 31, 2014 and 2013, the losses from contracts for which PMI did not apply hedge accounting were $48 million and $90 million, respectively. The losses from these contracts substantially offset the gains generated by the underlying intercompany and third-party loans being hedged.

As a result, for the three months ended March 31, 2014 and 2013, these items impacted the condensed consolidated statements of earnings as follows:

(pre-tax, in millions)	For the Three Months Ended March 31,
Derivatives not Designated as Hedging Instruments	Statement of Earnings Classification of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Earnings
		For the Three Months Ended March 31,
		2014	2013
Foreign exchange contracts
	Interest expense, net	$(2)	$—
Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses
Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

(in millions)	For the Three Months Ended March 31,
	2014	2013
Gain as of January 1,	$63	$92
Derivative (gains)/losses transferred to earnings	(7)	(31)
Change in fair value	(24)	96
Gain as of March 31,	$32	$157
At March 31, 2014, PMI expects $37 million of derivative gains that are included in accumulated other comprehensive losses to be reclassified to the condensed consolidated statement of earnings within the next twelve months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.
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
The fair value of the assets and liabilities contributed by FTC in this non-cash transaction was determined to be $1.17 billion. At the time of the business combination, FTC was given the right to sell its interest in PMFTC to PMI, except in certain circumstances, during the period from February 25, 2015, through February 24, 2018, at an agreed-upon value of $1.17 billion, which was recorded on PMI’s condensed consolidated balance sheet as a redeemable noncontrolling interest at the date of the business combination. On December 10, 2013, FTC terminated the agreement related to this exit right. As a result, the amount included in the consolidated balance sheet as redeemable noncontrolling interest at that date was reclassified to noncontrolling interests within stockholders' deficit on the December 31, 2013 consolidated balance sheet.

The redeemable noncontrolling interest balance at March 31, 2013 was $1,323 million. The movement in redeemable noncontrolling interest for the three months ended March 31, 2013 was as follows:

(in millions)
Redeemable noncontrolling interest at December 31, 2012	$1,301
Share of net earnings	44
Dividend payments	(24)
Currency translation gains	2
Redeemable noncontrolling interest at March 31, 2013	$1,323

Note 8. Earnings Per Share:
Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Three Months Ended March 31,
	2014	2013
Net earnings attributable to PMI	$1,875	$2,125
Less distributed and undistributed earnings attributable to share-based payment awards	9	11
Net earnings for basic and diluted EPS	$1,866	$2,114
Weighted-average shares for basic and diluted EPS	1,583	1,646
Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and therefore are included in PMI’s earnings per share calculation pursuant to the two-class method.
For the 2014 and 2013 computations, there were no antidilutive stock options.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

PMI’s management evaluates segment performance and allocates resources based on operating companies income, which PMI defines as operating income, excluding general corporate expenses and amortization of intangibles, plus equity (income)/loss in unconsolidated subsidiaries, net. Interest expense, net, and provision for income taxes are centrally managed and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by management.

Segment data were as follows:

(in millions)	For the Three Months Ended March 31,
	2014	2013
Net revenues:
European Union	$6,619	$6,523
Eastern Europe, Middle East & Africa	4,562	4,423
Asia	4,475	5,251
Latin America & Canada	2,123	2,330
Net revenues	$17,779	$18,527
Earnings before income taxes:
Operating companies income:
European Union	$978	$938
Eastern Europe, Middle East & Africa	927	935
Asia	915	1,342
Latin America & Canada	202	254
Amortization of intangibles	(22)	(24)
General corporate expenses	(40)	(58)
Less:
Equity (income)/loss in unconsolidated subsidiaries, net	(9)	4
Operating income	2,951	3,391
Interest expense, net	(268)	(236)
Earnings before income taxes	$2,683	$3,155
Items affecting the comparability of results from operations are asset impairment and exit costs. See Note 2. Asset Impairment and Exit Costs for a breakdown of these costs by segment.

Note 10. Contingencies:
Tobacco-Related Litigation
Legal proceedings covering a wide range of matters are pending or threatened against us, and/or our subsidiaries, and/or our indemnitees in various jurisdictions. Our indemnitees include distributors, licensees, and others that have been named as parties in certain cases and that we have agreed to defend, as well as to pay costs and some or all of judgments, if any, that may be entered against them. Pursuant to the terms of the Distribution Agreement between Altria Group, Inc. ("Altria") and PMI, PMI will indemnify Altria and Philip Morris USA Inc. ("PM USA"), a U.S. tobacco subsidiary of Altria, for tobacco product claims based in substantial part on products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for tobacco product claims based in substantial part on products manufactured by PM USA, excluding tobacco products contract manufactured for PMI.
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
To date, we have paid only one judgment in a tobacco-related case. That judgment, including costs, was approximately €1,400 (approximately $1,900), and that payment was made in order to appeal an Italian small claims case, which was subsequently reversed on appeal. To date, no tobacco-related case has been finally resolved in favor of a plaintiff against us, our subsidiaries or indemnitees.
The table below lists the number of tobacco-related cases pending against us and/or our subsidiaries or indemnitees as of May 1, 2014, May 1, 2013 and May 1, 2012:

Type of Case	Number of Cases Pending as of May 1, 2014	Number of Cases Pending as of May 1, 2013	Number of Cases Pending as of May 1, 2012
Individual Smoking and Health Cases	65	71	76
Smoking and Health Class Actions	11	11	10
Health Care Cost Recovery Actions	15	15	10
Lights Class Actions	1	2	2
Individual Lights Cases	2	1	9
Public Civil Actions	2	4	3
Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 419 Smoking and Health, Lights, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Ten cases have had decisions in favor of plaintiffs. Eight of these cases have subsequently reached final resolution in our favor and two remain on appeal.

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
In March 2011, the Court of Appeals affirmed the trial court's decision and denied Philip Morris Brasil's appeal. The Court of Appeals increased the amount of damages awarded to the plaintiff to R$100,000 (approximately $44,600). Philip Morris Brasil has appealed this decision.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
February 2004	Brazil/The Smoker Health Defense Association	Class Action
The Civil Court of São Paulo found defendants liable without hearing evidence. The court did not assess actual damages, which were to be assessed in a second phase of the case. The size of the class was not defined in the ruling.

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
As of May 1, 2014, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•
65 cases brought by individual plaintiffs in Argentina (25), Brazil (24), Canada (2), Chile (6), Costa Rica (2), Greece (1), Italy (3), the Philippines (1) and Scotland (1), compared with 71 such cases on May 1, 2013, and 76 cases on May 1, 2012; and

•	11 cases brought on behalf of classes of individual plaintiffs in Brazil (2) and Canada (9), compared with 11 such cases on May 1, 2013 and 10 such cases on May 1, 2012.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In the second class action pending in Brazil, Public Prosecutor of São Paulo v. Philip Morris Brasil Industria e Comercio Ltda., Civil Court of the City of São Paulo, Brazil, filed August 6, 2007, our subsidiary is a defendant. The plaintiff, the Public Prosecutor of the State of São Paulo, is seeking (i) damages on behalf of all smokers nationwide, former smokers, and their relatives; (ii) damages on behalf of people exposed to environmental tobacco smoke (“ETS”) nationwide, and their relatives; and (iii) reimbursement of the health care costs allegedly incurred for the treatment of tobacco-related diseases by all Brazilian States and Municipalities, and the Federal District. In an interim ruling issued in December 2007, the trial court limited the scope of this claim to the State of São Paulo only. In December 2008, the Seventh Civil Court of São Paulo issued a decision declaring that it lacked jurisdiction because the case involved issues similar to the ADESF case discussed above and should be transferred to the Nineteenth Lower Civil Court in São Paulo where the ADESF case is pending. The court further stated that these cases should be consolidated for the purposes of judgment. In April 2010, the São Paulo Court of Appeals reversed the Seventh Civil Court's decision that consolidated the cases, finding that they are based on different legal claims and are progressing at different stages of proceedings. This case was returned to the Seventh Civil Court of São Paulo, and our subsidiary filed its closing arguments in December 2010. In March 2012, the trial court dismissed the case on the merits. In January 2014, the São Paulo Court of Appeals rejected plaintiff’s appeal and affirmed the trial court decision. Plaintiff may appeal.
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
In the third class action pending in Canada, Kunta v. Canadian Tobacco Manufacturers' Council, et al., The Queen's Bench, Winnipeg, Canada, filed June 12, 2009, we, our subsidiaries, and our indemnitees (PM USA and Altria), and other members of the industry are defendants. The plaintiff, an individual smoker, alleges her own addiction to tobacco products and chronic obstructive pulmonary disease (“COPD”), severe asthma, and mild reversible lung disease resulting from the use of tobacco products. She is seeking compensatory and punitive damages on behalf of a proposed class comprised of all smokers, their estates, dependents and family members, as well as restitution of profits, and reimbursement of government health care costs allegedly caused by tobacco products. In September 2009, plaintiff's counsel informed defendants that he did not anticipate taking any action in this case while he pursues the class action filed in Saskatchewan (see description of Adams, below).
In the fourth class action pending in Canada, Adams v. Canadian Tobacco Manufacturers' Council, et al., The Queen's Bench, Saskatchewan, Canada, filed July 10, 2009, we, our subsidiaries, and our indemnitees (PM USA and Altria), and other members of the industry are defendants. The plaintiff, an individual smoker, alleges her own addiction to tobacco products and COPD resulting from the use of tobacco products. She is seeking compensatory and punitive damages on behalf of a proposed class comprised of all smokers who have smoked a minimum of 25,000 cigarettes and have allegedly suffered, or suffer, from COPD, emphysema, heart disease, or cancer, as well as restitution of profits. Preliminary motions are pending.
In the fifth class action pending in Canada, Semple v. Canadian Tobacco Manufacturers' Council, et al., The Supreme Court (trial court), Nova Scotia, Canada, filed June 18, 2009, we, our subsidiaries, and our indemnitees (PM USA and Altria), and other members of the industry are defendants. The plaintiff, an individual smoker, alleges his own addiction to tobacco products and COPD resulting from the use of tobacco products. He is seeking compensatory and punitive damages on behalf of a proposed class comprised of all smokers, their estates, dependents and family members, as well as restitution of profits, and reimbursement of government health care costs allegedly caused by tobacco products. No activity in this case is anticipated while plaintiff's counsel pursues the class action filed in Saskatchewan (see description of Adams, above).
In the sixth class action pending in Canada, Dorion v. Canadian Tobacco Manufacturers' Council, et al., The Queen's Bench, Alberta, Canada, filed June 15, 2009, we, our subsidiaries, and our indemnitees (PM USA and Altria), and other members of the

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

industry are defendants. The plaintiff, an individual smoker, alleges her own addiction to tobacco products and chronic bronchitis and severe sinus infections resulting from the use of tobacco products. She is seeking compensatory and punitive damages on behalf of a proposed class comprised of all smokers, their estates, dependents and family members, restitution of profits, and reimbursement of government health care costs allegedly caused by tobacco products. To date, we, our subsidiaries, and our indemnitees have not been properly served with the complaint. No activity in this case is anticipated while plaintiff's counsel pursues the class action filed in Saskatchewan (see description of Adams, above).
In the seventh class action pending in Canada, McDermid v. Imperial Tobacco Canada Limited, et al., Supreme Court, British Columbia, Canada, filed June 25, 2010, we, our subsidiaries, and our indemnitees (PM USA and Altria), and other members of the industry are defendants. The plaintiff, an individual smoker, alleges his own addiction to tobacco products and heart disease resulting from the use of tobacco products. He is seeking compensatory and punitive damages on behalf of a proposed class comprised of all smokers who were alive on June 12, 2007, and who suffered from heart disease allegedly caused by smoking, their estates, dependents and family members, plus disgorgement of revenues earned by the defendants from January 1, 1954 to the date the claim was filed. Defendants have filed jurisdictional challenges on the grounds that this action should not proceed during the pendency of the Saskatchewan class action (see description of Adams, above).

In the eighth class action pending in Canada, Bourassa v. Imperial Tobacco Canada Limited, et al., Supreme Court, British Columbia, Canada, filed June 25, 2010, we, our subsidiaries, and our indemnitees (PM USA and Altria), and other members of the industry are defendants. The plaintiff, the heir to a deceased smoker, alleges that the decedent was addicted to tobacco products and suffered from emphysema resulting from the use of tobacco products. She is seeking compensatory and punitive damages on behalf of a proposed class comprised of all smokers who were alive on June 12, 2007, and who suffered from chronic respiratory diseases allegedly caused by smoking, their estates, dependents and family members, plus disgorgement of revenues earned by the defendants from January 1, 1954 to the date the claim was filed. Defendants have filed jurisdictional challenges on the grounds that this action should not proceed during the pendency of the Saskatchewan class action (see description of Adams, above).

In the ninth class action pending in Canada, Suzanne Jacklin v. Canadian Tobacco Manufacturers' Council, et al., Ontario Superior Court of Justice, filed June 20, 2012, we, our subsidiaries, and our indemnitees (PM USA and Altria), and other members of the industry are defendants. The plaintiff, an individual smoker, alleges her own addiction to tobacco products and COPD resulting from the use of tobacco products. She is seeking compensatory and punitive damages on behalf of a proposed class comprised of all smokers who have smoked a minimum of 25,000 cigarettes and have allegedly suffered, or suffer, from COPD, heart disease, or cancer, as well as restitution of profits. Plaintiff's counsel has indicated that he does not intend to take any action in this case in the near future.

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
As of May 1, 2014, there were 15 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Canada (9), Korea (1) and Nigeria (5), compared with 15 such cases on May 1, 2013 and 10 such cases on May 1, 2012.
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
In the second health care cost recovery case filed in Canada, Her Majesty the Queen in Right of New Brunswick v. Rothmans Inc., et al., Court of Queen's Bench of New Brunswick, Trial Court, New Brunswick, Fredericton, Canada, filed March 13, 2008, we, our subsidiaries, our indemnitees (PM USA and Altria), and other members of the industry are defendants. The claim was filed

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

by the government of the province of New Brunswick based on legislation enacted in the province. This legislation is similar to the law introduced in British Columbia that authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” Pre-trial discovery is ongoing.
In the third health care cost recovery case filed in Canada, Her Majesty the Queen in Right of Ontario v. Rothmans Inc., et al., Ontario Superior Court of Justice, Toronto, Canada, filed September 29, 2009, we, our subsidiaries, our indemnitees (PM USA and Altria), and other members of the industry are defendants. The claim was filed by the government of the province of Ontario based on legislation enacted in the province. This legislation is similar to the laws introduced in British Columbia and New Brunswick that authorize the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” Preliminary motions are pending.
In the fourth health care cost recovery case filed in Canada, Attorney General of Newfoundland and Labrador v. Rothmans Inc., et al., Supreme Court of Newfoundland and Labrador, St. Johns, Canada, filed February 8, 2011, we, our subsidiaries, our indemnitees (PM USA and Altria), and other members of the industry are defendants. The claim was filed by the government of the province of Newfoundland and Labrador based on legislation enacted in the province that is similar to the laws introduced in British Columbia, New Brunswick and Ontario. The legislation authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” Preliminary motions are pending.
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
In the sixth health care cost recovery case filed in Canada, Her Majesty in Right of Alberta v. Altria Group, Inc., et al., Supreme Court of Queen's Bench Alberta, Canada, filed June 8, 2012, we, our subsidiaries, our indemnitees (PM USA and Altria), and other members of the industry are defendants. The claim was filed by the government of the province of Alberta based on legislation enacted in the province that is similar to the laws enacted in several other Canadian provinces. The legislation authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” Preliminary motions are pending.
In the seventh health care cost recovery case filed in Canada, Her Majesty the Queen in Right of the Province of Manitoba v. Rothmans, Benson & Hedges, Inc., et al., The Queen's Bench, Winnipeg Judicial Centre, Canada, filed May 31, 2012, we, our subsidiaries, our indemnitees (PM USA and Altria), and other members of the industry are defendants. The claim was filed by the government of the province of Manitoba based on legislation enacted in the province that is similar to the laws enacted in several other Canadian provinces. The legislation authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” Preliminary motions are pending.
In the eighth health care cost recovery case filed in Canada, The Government of Saskatchewan v. Rothmans, Benson & Hedges Inc., et al., Queen's Bench, Judicial Centre of Saskatchewan, Canada, filed June 8, 2012, we, our subsidiaries, our indemnitees (PM USA and Altria), and other members of the industry are defendants. The claim was filed by the government of the province of Saskatchewan based on legislation enacted in the province that is similar to the laws enacted in several other Canadian provinces. The legislation authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” Preliminary motions are pending.
In the ninth health care cost recovery case filed in Canada, Her Majesty the Queen in Right of the Province of Prince Edward Island v. Rothmans, Benson & Hedges Inc., et al., Supreme Court of Prince Edward Island (General Section), Canada, filed September 10, 2012, we, our subsidiaries, our indemnitees (PM USA and Altria), and other members of the industry are defendants. The claim was filed by the government of the province of Prince Edward Island based on legislation enacted in the province that is similar to the laws enacted in several other Canadian provinces. The legislation authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” Preliminary motions are pending.
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
In the health care cost recovery case in Korea, the National Health Insurance Service v. KT&G, et. al., filed April 14, 2014, our subsidiary and other Korean manufacturers are defendants. Plaintiff alleges that defendants concealed the health hazards of smoking, marketed to youth, added ingredients to make their products more harmful and addictive, and misled consumers into believing that Lights cigarettes are safer than regular cigarettes. The National Health Insurance Service seeks to recover approximately $53.7 million allegedly incurred in treating 3,484 patients with small cell lung cancer, squamous cell lung cancer, and squamous cell laryngeal cancer from 2003 to 2012.

In a series of proceedings in Spain, Junta de Andalucia, et al. v. Philip Morris Spain, et al., Court of First Instance, Madrid, Spain, the first of which was filed February 21, 2002, our subsidiary and other members of the industry were defendants. The plaintiffs sought reimbursement for the cost of treating certain of their citizens for various alleged smoking-related illnesses. In May 2004, the first instance court dismissed the initial case, finding that the State was a necessary party to the claim, and thus, the claim must be filed in the Administrative Court. In September 2007, the plaintiffs filed their complaint in the Administrative Court, which dismissed the claim based on a procedural issue in November 2007. In November 2009, the Supreme Court rejected plaintiffs' appeal, resulting in the final dismissal of the claim. However, plaintiffs have filed a second claim in the Administrative Court against the Ministry of Economy. This second claim sought the same relief as the original claim, but relied on a different procedural posture. In December 2013, the Administrative Court rejected plaintiffs' reimbursement claim. The case was terminated in March 2014 when plaintiff failed to appeal. This case will no longer be reported.

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

As of May 1, 2014, the following lights cases were pending against our subsidiaries or indemnitees:

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

•	1 case brought on behalf of individual plaintiffs in Israel, compared with 2 such cases on May 1, 2013 and May 1, 2012, respectively; and

•	2 cases brought by individual plaintiffs in Chile (1) and Italy (1), compared with 1 such case on May 1, 2013, and 9 such cases on May 1, 2012.
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
As of May 1, 2014, there were 2 public civil actions pending against our subsidiaries in Argentina (1) and Venezuela (1), compared with 4 such cases on May 1, 2013, and 3 such cases on May 1, 2012.
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
PMI’s effective tax rates for the three months ended March 31, 2014 and 2013 were 28.9% and 29.6%, respectively. The effective tax rate for the three months ended March 31, 2013, was unfavorably impacted by the additional expense associated with the Act ($17 million). Excluding the special 2013 tax item, the change in the effective tax rate for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was primarily due to earnings mix and repatriation cost differences.
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

Note 12. Indebtedness:
Short-term Borrowings:
At March 31, 2014 and December 31, 2013, PMI’s short-term borrowings, consisting of commercial paper and bank loans to certain PMI subsidiaries, had a carrying value of $3,284 million and $2,400 million, respectively. The fair value of PMI’s short-term borrowings, based on current market interest rates, approximates carrying value.

Long-term Debt:
At March 31, 2014 and December 31, 2013, PMI’s long-term debt consisted of the following:

(in millions)	March 31, 2014	December 31, 2013
U.S. dollar notes, 0.284% to 6.375% (average interest rate 3.878%), due through 2043	$15,258	$16,500
Foreign currency obligations:
Euro notes, 1.750% to 5.875% (average interest rate 3.120%), due through 2033	9,659	7,303
Swiss franc notes, 0.875% to 2.000% (average interest rate 1.240%), due through 2021	1,293	1,289
Other (average interest rate 3.615%), due through 2024	185	186
	26,395	25,278
Less current portion of long-term debt	406	1,255
	$25,989	$24,023
Other foreign currency debt above includes mortgage debt in Switzerland and capital lease obligations at March 31, 2014 and December 31, 2013.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

PMI's debt offerings in the first quarter of 2014 were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity

EURO notes	(a)	€750 (approximately $1,029)	1.875%	March 2014	March 2021
EURO notes	(a)	€1,000 (approximately $1,372)	2.875%	March 2014	March 2026

(a) Interest on these notes is payable annually in arrears beginning in March 2015. U.S. dollar equivalents for foreign currency notes were calculated based on exchange rates on the date of issuance.
The net proceeds from the sale of the securities listed in the table above will be used for general corporate purposes.
Credit Facilities:

On January 31, 2014, PMI extended the term of its $2.0 billion 364-day revolving credit facility until February 10, 2015. On February 28, 2014, PMI replaced its $2.5 billion multi-year revolving credit facility, expiring March 31, 2015, with a new $2.5 billion multi-year credit facility, expiring on February 28, 2019.
At March 31, 2014, PMI's total committed credit facilities were as follows:

(in billions)

Type	Committed Credit Facilities
364-day revolving credit, expiring February 10, 2015	$2.0
Multi-year revolving credit, expiring February 28, 2019	2.5
Multi-year revolving credit, expiring October 25, 2016	3.5
Total facilities	$8.0

At March 31, 2014, there were no borrowings under these committed credit facilities, and the entire committed amounts were available for borrowing.

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
Debt
The fair value of PMI’s outstanding debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. The aggregate carrying value of PMI’s debt, excluding short-term borrowings and $15 million of capital lease obligations, was $26,380 million at March 31, 2014. The fair value of PMI’s outstanding debt, excluding the aforementioned short-term borrowings and capital lease obligations, has been classified within Level 1 and Level 2 in the table shown below.

The aggregate fair values of PMI’s derivative financial instruments and debt as of March 31, 2014, were as follows:

(in millions)	Fair Value at March 31, 2014	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$101	$—	$101	$—
Total assets	$101	$—	$101	$—
Liabilities:
Debt	$27,684	$27,498	$186	$—
Foreign exchange contracts	92	—	92	—
Total liabilities	$27,776	$27,498	$278	$—

Note 14. Accumulated Other Comprehensive Losses:
PMI’s accumulated other comprehensive losses, net of taxes, consisted of the following:

(in millions)	At March 31, 2014	At December 31, 2013	At March 31, 2013
Currency translation adjustments	$(2,237)	$(2,207)	$(571)
Pension and other benefits	(2,008)	(2,046)	(3,306)
Derivatives accounted for as hedges	32	63	157
Total accumulated other comprehensive losses	$(4,213)	$(4,190)	$(3,720)

Reclassifications from Other Comprehensive Earnings

The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement are shown on the condensed consolidated statements of comprehensive earnings for the three months ended March 31, 2014 and 2013. For additional information, see Note 4. Benefit Plans and Note 6. Financial Instruments for disclosures related to PMI's pension and other benefits, and derivative financial instruments, respectively.

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

The effects of these foreign exchange contract assets and liabilities on PMI's condensed consolidated balance sheets were as follows:

(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Received/Pledged
						Net Amount

At March 31, 2014
Assets
Foreign exchange contracts	$101	$—	$101	$(24)	$(66)	$11
Liabilities
Foreign exchange contracts	$92	$—	$92	$(24)	$(52)	$16
At December 31, 2013
Assets
Foreign exchange contracts	$153	$—	$153	$(52)	$(79)	$22
Liabilities
Foreign exchange contracts	$116	$—	$116	$(52)	$(47)	$17

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 16. Investments in Unconsolidated Subsidiaries:

At March 31, 2014 and December 31, 2013, PMI had total investments in unconsolidated subsidiaries of $1,460 million and $1,536 million, respectively, which were accounted for under the equity method of accounting. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses and movements in currency translation adjustments. The carrying value of our equity method investments exceeded our share of the unconsolidated subsidiaries book value by $579 million, including $519 million attributable to goodwill. The difference between the investment carrying value and the amount of underlying equity in net assets, excluding the $519 million attributable to goodwill, is being amortized on a straight-line basis over the underlying assets' estimated useful lives of 4 to 20 years. At March 31, 2014 and December 31, 2013, PMI received dividends from unconsolidated subsidiaries of $13 million and $1 million, respectively.
On September 30, 2013, PMI acquired a 49% equity interest in United Arab Emirates-based Arab Investors-TA (FZC) (“AITA”) for approximately $625 million. As a result of this transaction, PMI holds an approximate 25% economic interest in Société des Tabacs Algéro-Emiratie (“STAEM”), an Algerian joint venture that is 51% owned by AITA and 49% by the Algerian state-owned enterprise Société Nationale des Tabacs et Allumettes SpA. STAEM manufactures and distributes under license some of PMI’s brands. The initial investment in AITA was recorded at cost and is included in investments in unconsolidated subsidiaries on the condensed consolidated balance sheets.
On December 12, 2013, PMI acquired from Megapolis Investment BV a 20% equity interest in Megapolis Distribution BV, the holding company of CJSC TK Megapolis ("Megapolis"), PMI's distributor in Russia, for a purchase price of $750 million. An additional payment of up to $100 million, which is contingent on Megapolis's operational performance over the four fiscal years following the closing of the transaction, will also be made by PMI if the performance criteria are satisfied. PMI has also agreed to provide Megapolis Investment BV with a $100 million interest-bearing loan. PMI and Megapolis Investment BV have agreed to set off any future contingent payments owed by PMI against the future repayments due under the loan agreement. Any loan repayments in excess of the contingent consideration earned by the performance of Megapolis are due to be repaid, in cash, to PMI on March 31, 2017. At December 31, 2013, PMI had recorded a $100 million asset related to the loan receivable and a discounted liability of $86 million related to the contingent consideration. The initial investment in Megapolis was recorded at cost and is included in investments in unconsolidated subsidiaries on the condensed consolidated balance sheets. The determination of the difference between the investment carrying value and the amount of the underlying equity in net assets for Megapolis is expected to be finalized in the second quarter of 2014.
At March 31, 2014 and December 31, 2013, PMI's investments in other unconsolidated subsidiaries were $35 million and $42 million, respectively, with ownership percentages ranging from 40% to 50%.
PMI’s earnings activity from unconsolidated subsidiaries was as follows:

(in millions)	For the Three Months Ended March 31, 2014

Net revenues	$1,186

PMI’s balance sheet activity related to unconsolidated subsidiaries was as follows:

(in millions)	At March 31, 2014	At December 31, 2013

Receivables	$426	$470
Notes receivable	$102	$100
Other liabilities	$88	$86

Activities are primarily relating to agreements with PMI’s unconsolidated subsidiaries within the Eastern Europe, Middle East & Africa Region. These agreements, which are in the ordinary course of business, are primarily for distribution, contract manufacturing and licenses. PMI eliminated its respective share of all significant intercompany transactions with the equity method investees.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 17. Acquisitions and Other Business Arrangements:

In May 2013, PMI announced that Grupo Carso, S.A.B. de C.V. ("Grupo Carso") would sell to PMI its remaining 20% interest in PMI's Mexican tobacco business. The sale was completed on September 30, 2013 for $703 million. As a result, PMI now owns 100% of its Mexican tobacco business. A director of PMI has an affiliation with Grupo Carso. The final purchase price is subject to a potential adjustment based on the actual performance of the Mexican tobacco business over the three-year period ending two fiscal years after the closing of the purchase. In addition, upon declaration, PMI agreed to pay a dividend of approximately $38 million to Grupo Carso related to the earnings of the Mexican tobacco business for the nine months ended September 30, 2013. In March 2014, the dividend was declared and paid. The purchase of the remaining 20% interest resulted in a decrease to PMI's additional paid-in capital of $672 million.

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

Consolidated Operating Results for the Three Months Ended March 31, 2014 – The changes in our reported diluted earnings per share ("diluted EPS") for the three months ended March 31, 2014, from the comparable 2013 amounts, were as follows:

	Diluted EPS	% Growth
For the three months ended March 31, 2013	$1.28
2013 Asset impairment and exit costs	—
2013 Tax items	0.01
Subtotal of 2013 items	0.01
2014 Asset impairment and exit costs	(0.01)
2014 Tax items	—
Subtotal of 2014 items	(0.01)
Currency	(0.16)
Interest	(0.01)
Change in tax rate	—
Impact of lower shares outstanding and share-based payments	0.05
Operations	0.02
For the three months ended March 31, 2014	$1.18	(7.8)%
Asset Impairment and Exit Costs – During the first quarter of 2014, we decided to cease cigarette production in Australia by the end of 2014 and transition all Australian cigarette production to our affiliate in South Korea. As a result, we recorded pre-tax asset impairment and exit costs of $23 million ($16 million after tax or $0.01 per share) related to severance costs for the factory closure in Australia. During the three months ended March 31, 2013, we recorded pre-tax asset impairment and exit costs of $3 million (less than one cent impact on diluted EPS) related to the termination of distribution agreements in Asia.
On April 4, 2014, we announced the initiation by our affiliate, Philip Morris Holland B.V. ("PMH"), of consultations with employee representatives on a proposal to discontinue cigarette production at its factory located in Bergen op Zoom, the Netherlands. Subject to the final outcome of the consultations and fulfillment of certain other conditions, PMH would anticipate implementing the contemplated decision by October 2014.
Income Taxes – Our effective income tax rate for the three months ended March 31, 2014 decreased by 0.7 percentage points to 28.9%. The effective tax rate for the three months ended March 31, 2013, was unfavorably impacted by the additional expense associated with the enactment of the American Taxpayer Relief Act of 2012 ($17 million). The special tax item discussed in this paragraph decreased our diluted EPS by $0.01 per share in 2013. Excluding the impact of this special tax item, the change in tax rate was primarily due to earnings mix and repatriation cost differences.
Currency – The unfavorable currency impact during the reporting period was due primarily to the Argentine peso, Australian dollar, Indonesian rupiah, Japanese yen, Russian ruble, Swiss franc and Turkish lira.

Interest – The unfavorable impact of interest was due primarily to higher average debt levels, partially offset by lower average interest rates on debt.
Lower Shares Outstanding and Share-Based Payments – The favorable diluted EPS impact was due to the repurchase of our common stock pursuant to our share repurchase program.

Operations – The increase in diluted EPS of $0.02 from our operations was due primarily to the following segments:

•	EEMA: Higher pricing and lower marketing, administration and research costs, partially offset by unfavorable volume/mix and higher manufacturing costs; and

•	European Union: Higher pricing and lower marketing, administration and research costs, partially offset by unfavorable volume/mix;
partially offset by:

•	Asia: Unfavorable volume/mix and higher manufacturing costs, partially offset by higher pricing and lower marketing, administration and research costs.

For further details, see the “Consolidated Operating Results” and “Operating Results by Business Segment” sections of the following “Discussion and Analysis.”
2014 Forecasted Results - On April 17, 2014, we revised our 2014 full-year reported diluted EPS forecast to be in a range of $5.09 to $5.19, versus $5.26 in 2013. Excluding an unfavorable currency impact, at then prevailing exchange rates, of approximately $0.61 for the full-year 2014, and an estimated $0.03 per share restructuring charge in Australia, reported diluted earnings per share are projected to increase by approximately 6% to 8% versus adjusted diluted earnings per share of $5.40 in 2013. This forecast includes a productivity and cost savings target of $300 million and a share repurchase target of $4.0 billion.
We calculated 2013 adjusted diluted EPS as reported diluted EPS of $5.26, plus the $0.02 per share charge related to discrete tax items, and the $0.12 per share charge related to asset impairment and exit costs.
Adjusted diluted EPS is not a measure under the accounting principles generally accepted in the United States of America ("U.S. GAAP"). We define adjusted diluted EPS as reported diluted EPS adjusted for asset impairment and exit costs, discrete tax items and unusual items. We believe it is appropriate to disclose this measure as it represents core earnings, improves comparability and helps investors analyze business performance and trends. Adjusted diluted EPS should be considered neither in isolation nor as a substitute for reported diluted EPS prepared in accordance with U.S. GAAP.
This 2014 guidance excludes the impact of any future acquisitions, unanticipated asset impairment and exit cost charges, future changes in currency exchange rates and any unusual events. This forecast also excludes the proposal to discontinue cigarette production in Bergen op Zoom in the Netherlands. The factors described in the "Cautionary Factors That May Affect Future Results" section of the following "Discussion and Analysis" represent continuing risks to this forecast.

Discussion and Analysis
Consolidated Operating Results
See pages 55-58 for a discussion of our "Cautionary Factors That May Affect Future Results." Our cigarette volume, net revenues, excise taxes on products and operating companies income by segment were as follows:

	For the Three Months Ended March 31,
(in millions)	2014	2013
Cigarette volume:
European Union	41,705	42,967
Eastern Europe, Middle East & Africa	62,006	66,834
Asia	70,801	72,619
Latin America & Canada	21,449	22,527
Total cigarette volume	195,961	204,947
Net revenues:
European Union	$6,619	$6,523
Eastern Europe, Middle East & Africa	4,562	4,423
Asia	4,475	5,251
Latin America & Canada	2,123	2,330
Net revenues	$17,779	$18,527
Excise taxes on products:
European Union	$4,606	$4,553
Eastern Europe, Middle East & Africa	2,553	2,380
Asia	2,293	2,461
Latin America & Canada	1,410	1,549
Excise taxes on products	$10,862	$10,943
Operating income:
Operating companies income:
European Union	$978	$938
Eastern Europe, Middle East & Africa	927	935
Asia	915	1,342
Latin America & Canada	202	254
Amortization of intangibles	(22)	(24)
General corporate expenses	(40)	(58)
Less:
Equity (income)/loss in unconsolidated subsidiaries, net	(9)	4
Operating income	$2,951	$3,391
As discussed in Note 9. Segment Reporting to our condensed consolidated financial statements, we evaluate segment performance and allocate resources based on operating companies income, which we define as operating income, excluding general corporate expenses and amortization of intangibles, plus equity (income)/loss in unconsolidated subsidiaries, net. We believe it is appropriate to disclose this measure to help investors analyze the business performance and trends of our various business segments.
References to total international cigarette market, total cigarette market, total market and market shares throughout this "Discussion and Analysis" reflect our best estimates based on a number of internal and external sources.

Consolidated Operating Results for the Three Months Ended March 31, 2014
The following discussion compares our consolidated operating results for the three months ended March 31, 2014, with the three months ended March 31, 2013.
Our cigarette shipment volume of 196.0 billion units decreased by 9.0 billion units (4.4%), due principally to:

•	the European Union, mainly reflecting lower total markets, partially offset by market share growth;

•	EEMA, due mainly to a lower total market in Russia and unfavorable estimated inventory movements across various markets within the Region, partially offset by Turkey;

•
Asia, mainly reflecting a lower market share in Indonesia, lower market share and the adverse timing of our shipments in Japan, partially offset by the total market growth driven by retail trade and consumer purchasing in anticipation of the April 1, 2014, consumption tax increase, and lower share in Pakistan, partially offset by the Philippines; and,

•	Latin America & Canada, principally due to the timing of estimated trade inventory movements in Mexico.
Excluding the unfavorable impact of estimated inventory movements in the quarter, our cigarette shipment volume decreased by approximately 2.0%.
Our market share increased in a number of key markets, including Algeria, Argentina, Austria, Belgium, Brazil, Canada, France, Germany, Greece, Korea, Poland, Russia, Saudi Arabia, Spain, Thailand, the United Kingdom and Vietnam.
Total cigarette shipments of Marlboro of 65.9 billion units decreased by 4.1%, due primarily to unfavorable estimated inventory movements in EEMA and Japan, lower share in Japan, and a lower total market in the European Union and Mexico, partially offset by the Philippines.
Total cigarette shipments of L&M of 21.0 billion units decreased by 5.8%, driven notably by Algeria, Egypt and Saudi Arabia, partially offset by Germany. Total cigarette shipments of Bond Street of 9.3 billion units decreased by 6.3%, due predominantly to Hungary, Kazakhstan and Russia. Total cigarette shipments of Parliament of 9.9 billion units increased by 1.2%, driven mainly by Turkey, partially offset by Japan and Russia. Total cigarette shipments of Philip Morris of 8.0 billion units decreased by 5.4%, due primarily to the morphing to Lark in Japan, partially offset by Argentina. Total cigarette shipments of Chesterfield of 8.8 billion units increased by 14.3%, due primarily to Italy, Poland and Turkey, partially offset by Russia and Ukraine. Total cigarette shipments of Lark of 6.8 billion units decreased by 0.3%, due predominantly to Turkey, partially offset by Japan reflecting the morphing from Philip Morris.
Our other tobacco products ("OTP") primarily include tobacco for roll-your-own and make-your-own cigarettes, pipe tobacco, cigars and cigarillos. Total shipment volume of OTP, in cigarette equivalent units, decreased by 1.1% to 8.0 billion cigarette equivalent units, mainly due to declines in the pipe tobacco and snuff categories in Southern Africa that offset slight growth in the fine cut category principally in Europe.
Total shipment volume for cigarettes and OTP, in cigarette equivalent units, decreased by 4.3%.
Our net revenues and excise taxes on products were as follows:

	For the Three Months Ended March 31,
(in millions)	2014	2013	Variance	%
Net revenues	$17,779	$18,527	$(748)	(4.0)%
Excise taxes on products	10,862	10,943	(81)	(0.7)%
Net revenues, excluding excise taxes on products	$6,917	$7,584	$(667)	(8.8)%

Currency movements decreased net revenues by $1.3 billion and net revenues, excluding excise taxes on products, by $542 million. The $542 million decrease was due primarily to the Argentine peso, Australian dollar, Indonesian rupiah, Japanese yen, Russian ruble, and Turkish lira, partially offset by the Euro.

Net revenues shown in the table above include $470 million in 2014 and $450 million in 2013 related to sales of OTP. These net revenue amounts include excise taxes billed to customers. Excluding excises taxes, net revenues for OTP were $177 million in 2014 and $179 million in 2013.

Net revenues, which include excise taxes billed to customers, decreased by $748 million (4.0)%. Excluding excise taxes, net revenues decreased by $667 million (8.8)% to $6.9 billion. This decrease was due to:

•	unfavorable currency ($542 million) and

•	unfavorable volume/mix ($531 million), partly offset by

•	price increases ($406 million).
Excise taxes on products decreased by $81 million (0.7)%, due to:

•	favorable currency ($780 million) and

•	volume/mix ($374 million), partly offset by

•	higher excise taxes resulting from changes in retail prices and tax rates ($1.1 billion).

Governments have consistently increased excise taxes in most of the markets in which we operate. As discussed under the caption “Business Environment,” we expect excise taxes to continue to increase.
Our cost of sales; marketing, administration and research costs; and operating income were as follows:

	For the Three Months Ended March 31,
(in millions)	2014	2013	Variance	%
Cost of sales	$2,374	$2,489	$(115)	(4.6)%
Marketing, administration and research costs	1,547	1,677	(130)	(7.8)%
Operating income	2,951	3,391	(440)	(13.0)%
Cost of sales decreased by $115 million (4.6%), due to:

•	favorable currency ($116 million) and

•	volume/mix ($93 million), partly offset by

•	higher manufacturing costs ($94 million, principally in Egypt due to the impact of the change in our new business structure).

With regard to tobacco leaf prices, we continue to expect modest increases going forward as the market has now stabilized. However, we anticipate some manufacturing cost increases in 2014, driven in large measure by historical leaf tobacco price changes that will continue to affect our product costs in the current year, higher prices for cloves and higher prices for a number of other direct materials we use in the production of our brands.

Marketing, administration and research costs decreased by $130 million (7.8%), due to:

•	favorable currency ($108 million) and

•	lower expenses ($22 million, primarily lower corporate expenses).

Operating income decreased by $440 million (13.0)%, due primarily to:

•	unfavorable volume/mix ($438 million),

•	unfavorable currency ($317 million),

•	higher manufacturing costs ($94 million) and

•	higher pre-tax charges for asset impairment and exit costs ($20 million), partly offset by

•	price increases ($406 million) and

•	lower marketing, administration and research costs ($22 million).

Interest expense, net, of $268 million increased $32 million, due primarily to higher average debt levels, partially offset by lower average interest rates on debt.

Our effective tax rate decreased by 0.7 percentage points to 28.9%. The effective tax rate is based on our full-year geographic earnings mix and cash repatriation plans. The effective tax rate for the three months ended March 31, 2013, was unfavorably impacted by the additional expense associated with the enactment of the American Taxpayer Relief Act of 2012 ($17 million). The effective tax rate is based on our full-year geographic earnings mix and cash repatriation plans. Changes in our cash repatriation plans could have an impact on the effective tax rate, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

We are regularly examined by tax authorities around the world, and we are currently under examination in a number of jurisdictions. It is reasonably possible that within the next twelve months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible charge cannot be made at this time.

Net earnings attributable to PMI of $1.9 billion decreased by $250 million (11.8%). This decrease was due primarily to an unfavorable currency impact on operating income and higher interest expense, net, partially offset by a lower effective tax rate. Diluted and basic EPS of $1.18 decreased by 7.8%. Excluding an unfavorable currency impact of $0.16, diluted EPS increased by 4.7%.

Operating Results by Business Segment

Business Environment
Taxes, Legislation, Regulation and Other Matters Regarding the Manufacture, Marketing, Sale and Use of Tobacco Products
The tobacco industry and our business face a number of challenges that may adversely affect our business, volume, results of operations, cash flows and financial position. These challenges, which are discussed below and in “Cautionary Factors That May Affect Future Results,” include:

•	fiscal challenges, such as excise tax increases and discriminatory tax structures;

•
actual and proposed extreme regulatory requirements, including regulation of the packaging, marketing and sale of tobacco products, as well as the products themselves, that may reduce our competitiveness, eliminate our ability to communicate with adult smokers, ban certain of our products, limit our ability to differentiate our products from those of our competitors, and interfere with our intellectual property rights;

•	illicit trade in cigarettes and other tobacco products, including counterfeit, contraband and so-called "illicit whites";

•	intense competition, including from non-tax paid volume by local manufacturers;

•	pending and threatened litigation as discussed in Note 10. Contingencies; and

•	governmental investigations.

FCTC: The World Health Organization's (“WHO”) Framework Convention on Tobacco Control (“FCTC”), an international public health treaty with the objective of reducing tobacco use, drives much of the regulation that shapes the business environment in which we operate. The treaty, to which 177 countries and the European Union are Parties, requires Parties to have in place various tobacco control measures and recommends others.

We support many of the FCTC regulatory policies, including measures that strictly prohibit the sale of tobacco products to minors, limit public smoking, require health warnings on tobacco packaging, regulate product content to prevent increased adverse health effects of smoking and establish a regulatory framework for reduced-risk products. We also support the use of tax and price policies to achieve public health objectives, as long as tax increases are not excessive, disruptive or discriminatory and do not result in increased illicit trade.

However, the FCTC governing body, the Conference of the Parties (“CoP”), has adopted non-binding guidelines and policy recommendations to certain articles of the FCTC, some of which we strongly oppose, including such extreme measures as point-of-sale display bans, plain packaging, bans on all forms of communications with adult smokers and ingredient restrictions or bans based on the concepts of palatability or attractiveness. Among other things, these measures would limit our ability to differentiate our products and disrupt competition, are not based on sound evidence of a public health benefit, are likely to lead to adverse consequences, such as increased illicit trade and, in some cases, result in the expropriation of our trademarks and violate international treaties.

It is not possible to predict whether or to what extent measures recommended in the FCTC guidelines will be implemented. In some instances where these extreme measures have been adopted by national governments, we have commenced legal proceedings challenging them.

Excise Taxes: Excessive and disruptive tax increases and discriminatory tax structures are expected to continue to have an adverse impact on our sales of cigarettes, due to lower consumption and consumer down-trading from premium to non-premium, discount, other low-price or low-taxed tobacco products, such as fine cut tobacco and illicit products. In addition, in certain jurisdictions, our products are subject to tax structures that discriminate against premium-price products and manufactured cigarettes. We oppose such extreme tax measures. We believe that they undermine public health by encouraging consumers to turn to the illicit trade for cheaper tobacco products and ultimately undercut government revenue objectives, disrupt the competitive environment and encourage criminal activity.

EU Tobacco Products Directive: In December 2013, the European Commission, the Council of Ministers and the European Parliament reached a preliminary agreement on the text of a significantly revised EU Tobacco Products Directive that provides for:

•
health warnings covering 65% of the front and back panels of packs with specific health warning dimensions that will in effect prohibit certain pack formats, such as smaller packs for slim cigarettes, even though the agreed text does not ban slim cigarettes. Member States would also have the option to further standardize tobacco packaging, including, under certain conditions, by introducing plain packaging;

•	a ban on packs of fewer than 20 cigarettes;

•	a ban on some characterizing flavors in tobacco products with a six-year transition period for menthol from the date the revised Directive enters into force;

•	tracking and tracing measures requiring tracking at pack level down to retail, which we believe will provide no incremental benefit in the fight against illicit trade; and

•
a framework for the regulation of e-cigarettes and novel tobacco products (except for those found to be medicines or medical devices), including requirements for health warnings and information leaflets, prohibiting product packaging text related to reduced risk, and introducing notification requirements in advance of commercialization.

The revised Directive has been formally adopted by the European Parliament and the Council of the European Union, and is expected to enter into force in May 2014. Thereafter, Member States will have 24 months to implement the Directive.

Plain Packaging: Australia’s plain packaging regulation, which came into force in December 2012, bans the use of branding, logos and colors on packaging of all tobacco products other than the brand name and variant, which may be printed only in specified locations and in a uniform font. The remainder of the pack is reserved for health warnings and government messages about cessation. The branding of individual cigarettes is also prohibited under this regulation.

To date, only Australia has implemented plain packaging, although a few other countries are considering it. For example, the U.K. Parliament passed legislation that allows the Secretary of State for Health to implement plain packaging via regulations if he determines it may contribute to reducing the risk of harm or promoting the health or welfare of people. Following the April 2014 release of the most recent government-commissioned review of the plain packaging evidence base, the government has indicated that it is "minded to proceed with regulations" although any final decision on regulation will follow further public consultation on draft regulations, which have not yet been proposed. In February 2014, draft plain packaging legislation in New Zealand had its first reading in Parliament and is now being considered by a Parliamentary Health Committee, although the government has indicated that the legislation is unlikely to be passed until the legal challenges to Australia’s plain packaging law are resolved. In Ireland, the government has announced its intention to formally introduce plain packaging legislation. It is not possible to predict whether other plain packaging legislation will be enacted.

Australia’s plain packaging legislation triggered three legal challenges. First, major tobacco manufacturers, including our Australian subsidiary, challenged the legislation’s constitutionality in the High Court of Australia. Although the High Court found the legislation constitutional, a majority of the Justices concluded that plain packaging deprives tobacco manufacturers of their property, raising serious questions about the legality of similar proposals in other jurisdictions. Second, our Hong Kong subsidiary has initiated arbitration proceedings against the Australian government pursuant to the Hong Kong-Australia Bilateral Investment

Treaty and is seeking substantial compensation for the deprivation of its investments in Australia. Third, several countries have initiated World Trade Organization ("WTO") dispute settlement proceedings against Australia. The ongoing legal challenges may take several years to complete, and it is not possible to predict their outcome.

We oppose plain packaging because it expropriates our valuable intellectual property by taking away our trademarks and moves the industry much closer to a commodity business where there is no distinction between brands and, therefore, the ability to compete for adult smoker market share is greatly reduced. Early data from Australia appear to confirm that with plain packaging, adult smokers down-trade to lower price and lower margin brands and illicit products but do not quit or smoke less. According to recent industry-commissioned studies, illicit trade in Australia has increased since the implementation of plain packaging, with a significant shift towards branded illicit products (away from unbranded loose tobacco), while the data show no impact on smoking prevalence among adults or youth.

Restrictions and Bans on the Use of Ingredients: Currently, the WHO and some others in the public health community recommend restrictions or total bans on the use of some or all ingredients in tobacco products, including menthol. Some regulators have considered and rejected such proposals, while others have proposed and, in a few cases, adopted restrictions or bans. In particular, as mentioned above, the European Union has adopted a ban of characterizing flavors in tobacco products, subject to a six-year transition period for menthol, while sweeping ingredient bans have been adopted only by Canada (with an exemption for menthol) and Brazil.

However, the Brazil ingredients ban, which, as originally drafted, would prohibit the use of virtually all ingredients with flavoring or aromatic properties, is not in force due to a legal challenge by a tobacco industry union, of which our Brazilian subsidiary is a member. It is not possible to predict the outcome of this legal proceeding.

Broad restrictions and bans on the use of ingredients would require us to reformulate our American Blend tobacco products and could reduce our ability to differentiate these products in the market in the long term. Menthol bans would eliminate the entire product category. We oppose broad bans or sweeping restrictions on the use of ingredients, as they are often based on the subjective and scientifically unsupported notion that ingredients make tobacco products more “attractive” or “palatable” and therefore could encourage tobacco consumption, and also because prohibiting entire categories of cigarettes, such as menthol, will lead to a massive increase in illicit trade.

Many countries have enacted or proposed legislation or regulations that require cigarette manufacturers to disclose to governments and to the public the ingredients used in the manufacture of tobacco products and, in certain cases, to provide toxicological information about those ingredients. We have made, and will continue to make, full disclosures where adequate assurances of trade secret protection are provided.

Bans on Display of Tobacco Products at Retail: In a few of our markets, governments have banned or propose to ban the display of tobacco products at the point of retail sale. Other countries have rejected display ban proposals. We oppose display bans because they restrict competition by favoring established brands and encourage illicit trade, while not reducing smoking or otherwise benefiting public health. In some markets, our subsidiaries and, in some cases, individual retailers have commenced legal proceedings to overturn display bans.

Health Warning Requirements: In most countries, governments require large and often graphic health warnings covering at least 30% of the front and back of cigarette packs (the size mandated by the FCTC). A growing number of countries require warnings covering 50% of the front and back of the pack, and a small number of countries require larger warnings, such as Australia (75% front and 90% back), Mexico (30% front and 100% back), Uruguay (80% front and back) and Canada (75% front and back).

Most recently, the Ministry of Public Health in Thailand mandated health warnings covering 85% of the front and back of cigarette packs. Currently, this requirement is suspended pending the outcome of legal challenges by two of our affiliates. It is not possible to predict the outcome of these proceedings.

We support health warning requirements designed to inform consumers of the risks of smoking. In fact, where health warnings are not required, we place them on packaging voluntarily in the official language or languages of the country. We defer to governments on the content of warnings except for content that vilifies tobacco companies or does not fairly represent the actual effects of smoking. However, we oppose excessively large health warnings, i.e., larger than 50%. The data show that disproportionately increasing the size of health warnings does not effectively reduce tobacco consumption. Yet, such health warnings impede our ability to compete in the market by leaving insufficient space for our distinctive trademarks and pack designs.

Other Packaging Restrictions: Some governments have passed, or are seeking to pass, restrictions on packaging and labeling, including standardizing the shape, format and lay-out of packaging, as well as imposing broad restrictions on how the space left for branding and product descriptions can be used. Examples include prohibitions on (1) the use of colors that are alleged to suggest that one brand is less harmful than others, (2) specific descriptive phrases deemed to be misleading, including, for example, “premium,” “full flavor,” “international,” “gold,” “silver,” and “menthol” and (3) in one country, all but one pack variation per brand. We oppose broad packaging restrictions because they unnecessarily limit brand and product differentiation, are anticompetitive, prevent us from providing consumers with information about our products, unduly restrict our intellectual property rights, and violate international trade agreements. In some instances, we have commenced litigation challenging such regulations. It is not possible to predict the outcome of these proceedings.

Bans and Restrictions on Advertising, Marketing, Promotions and Sponsorships: For many years, the FCTC has called for, and countries have imposed, partial or total bans on tobacco advertising, marketing, promotions and sponsorships, including bans and restrictions on advertising on radio and television, in print and on the Internet. The FCTC also requires disclosure of expenditures on advertising, promotion and sponsorship where such activities are not prohibited. The CoP guidelines recommend that governments adopt extreme and sweeping prohibitions, including all forms of communications to adult smokers. Where restrictions on advertising prevent us from communicating directly and effectively with adult smokers, they impede our ability to compete in the market. For this reason and because we believe that the available evidence does not show that marketing restrictions effectively reduce smoking, we oppose complete bans on advertising and communications that do not allow manufacturers to communicate directly and effectively with adult smokers.

Restrictions on Product Design: Tobacco control advocates and some regulators are calling for the further standardization of tobacco products by, for example, requiring that cigarettes have a certain minimum diameter, which amounts to a ban on slim cigarettes, or requiring the use of standardized filter and cigarette paper designs. We oppose such restrictions because they limit our ability to differentiate our products and because we believe that there is no correlation, let alone a causal link, between product design variations and smoking rates, nor is there any scientific evidence that these restrictions would improve public health.

Reduced cigarette ignition propensity standards are recommended by the FCTC guidelines, have been adopted in several of our markets (e.g., Australia, Canada, Korea and the EU) and are being considered in several others. We believe that due to the costs to manufacturers of implementing such standards, their effectiveness at reducing the risk of cigarette-ignited fires in countries where they have been implemented should be examined before additional countries consider them.

Restrictions on Public Smoking: The pace and scope of public smoking restrictions have increased significantly in most of our markets. Many countries around the world have adopted or are likely to adopt regulations that restrict or ban smoking in public and/or work places, restaurants, bars and nightclubs. Some public health groups have called for, and some regional governments and municipalities have adopted or proposed, bans on smoking in outdoor places, as well as bans on smoking in cars (typically when minors are present) and private homes. The FCTC requires Parties to adopt restrictions on public smoking, and the guidelines call for broad bans in all indoor public places but limit their recommendations on private place smoking, such as in cars and homes, to increased education on the risk of exposure to environmental tobacco smoke.

While we believe outright bans are appropriate in many public places, such as schools, playgrounds, youth facilities, and many indoor public places, governments can and should seek a balance between the desire to protect non-smokers from environmental tobacco smoke and allowing adults who choose to smoke to do so. Owners of restaurants, bars, cafes, and other entertainment establishments should have the flexibility to permit, restrict, or prohibit smoking, and workplaces should be permitted to provide designated smoking rooms for adult smokers. Finally, we oppose bans on smoking outdoors (beyond places and facilities for children) and in private places.

Other Regulatory Issues: Encouraged by the public health community, some regulators are considering, or in some cases have adopted, regulatory measures designed to reduce the supply of tobacco. These include regulations intended to reduce the number of retailers selling tobacco by, for example, reducing the overall number of tobacco retail licenses available or banning the sale of tobacco within arbitrary distances of certain public facilities. We oppose such measures because they stimulate illicit trade and could arbitrarily deprive business owners and their employees of their livelihood with no indication that such restrictions would improve public health.

Regulators in some countries have also called for the exclusion of tobacco from free trade agreements, such as the Trans-Pacific Partnership Agreement, which is under negotiation. This could limit our ability to protect investments and intellectual property through these treaties. We oppose such measures because they unfairly discriminate against a legal industry and are at odds with fundamental principles of global trade.

In a limited number of markets, most notably Japan, we are dependent on governmental approvals that may limit our pricing flexibility.

Illicit Trade: Illicit tobacco trade creates a cheap and unregulated source of tobacco products, undermines efforts to reduce smoking, especially among youth, damages legitimate businesses, stimulates organized crime and increases corruption and lost tax revenue. Illicit trade may account for as much as 10% of global cigarette consumption; this includes counterfeit, contraband and the growing problem of "illicit whites," which are unique cigarette brands manufactured predominantly for smuggling. We estimate that illicit trade in the European Union accounted for more than 10% of total cigarette consumption in 2011 and for approximately 11% of total cigarette consumption in 2012.

A number of jurisdictions are considering regulatory measures and government action to prevent illicit trade. In November 2012, the CoP adopted the Protocol to Eliminate Illicit Trade in Tobacco Products (the “Protocol”), which includes supply chain control measures, such as licensing of manufacturers and distributors, enforcement in free trade zones, controls on duty free and Internet sales and the implementation of tracking and tracing technologies. The Protocol will come into force once the 40th country ratifies it, after which countries must implement its measures via national legislation. To date, one country -- Nicaragua -- has ratified the Protocol. It is not possible to predict whether or when other countries will do so.

Additionally, we and our subsidiaries have entered into cooperation agreements with governments and authorities to support their anti-illicit trade efforts. For example, in 2004 we entered into a 12-year cooperation agreement with the EU and its member states (except Croatia) that provides for cooperation with European law enforcement agencies on anti-contraband and on anti-counterfeit efforts. Under the terms of this agreement we make financial contributions of approximately $75 million per year (recorded as an expense in cost of sales when product is shipped) to support these efforts. We are also required to pay the excise taxes, VAT and customs duties in qualifying seizures of up to 90 million genuine PMI products in the EU in a given year, and five times the applicable taxes and duties if seizures exceed 90 million cigarettes in a given year. To date, our payments for product seizures have been immaterial.

In 2009, our Colombian subsidiaries entered into an Investment and Cooperation Agreement with the national and regional governments of Colombia to promote investment in, and cooperation on, anti-contraband and anti-counterfeit efforts. The agreement provides $200 million in funding over a 20-year period to address issues such as combating the illegal cigarette trade and increasing the quality and quantity of locally grown tobacco.

In June 2012, we committed €15 million to INTERPOL over a three-year period to support the agency's global initiative to combat trans-border crime involving illicit goods, including tobacco products. This initiative funds the coordination of information gathering, training programs for law enforcement officials, development of product authentication standards and public information campaigns.

Reduced-Risk Products: One of our strategic priorities is to develop, assess and commercialize a portfolio of innovative products with the potential to reduce the risk of smoking-related diseases in comparison to cigarettes. We refer to these as reduced-risk products (“RRPs”). The use of this term applies to tobacco-containing products and other nicotine-containing products that have the potential to reduce individual risk and population harm. We draw upon a team of world-class scientists from a broad spectrum of scientific disciplines and our efforts are guided by the following three key objectives:

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

Our product development is based on the elimination of combustion via tobacco heating and other innovative systems for aerosol generation, which we believe is the most promising path to reduce risk.

Our approach to individual risk assessment is to use cessation as the benchmark, because the short-term and long-term effects of smoking cessation are well known, and the closer the clinical data derived from adult smokers who switch to an RRP resemble the data from those who quit, the more confident one can be that the product reduces risk.

Four RRP platforms are being developed and are in various stages of commercialization readiness:

•
Platform 1 uses a precisely controlled heating device into which a specially designed tobacco product is inserted to generate an aerosol. Eight clinical trials for Platform 1 were initiated in 2013, and we will have the results in 2014.

•
Platform 2 also uses a controlled heating mechanism to generate an aerosol via the heating of tobacco and has the format and ritual of a cigarette. This platform is in the pre-clinical testing phase and early stages of industrial scale-up. We estimate that the launch of Platform 2 will start approximately one year after that of Platform 1.

•
Platform 3 is based on technology we acquired from Professor Jed Rose of Duke University and other co-inventors in May 2011. It uses a chemical reaction to generate a nicotine-containing aerosol. This platform is currently in the product development phase and early stages of pre-clinical assessment.

•
Platform 4 covers e-vapor products - battery powered devices that produce an aerosol by vaporizing a liquid nicotine solution. Our e-vapor products comprise devices using current generation technology, and we are working on developing the next generation of e-vapor technologies.

In December 2013, we established a strategic framework with Altria Group, Inc. ("Altria") under which Altria will make available its e-vapor products exclusively to us for commercialization outside the United States, and we will make available two of our candidate reduced-risk tobacco products exclusively to Altria for commercialization in the United States. The agreements also provide for cooperation on the scientific assessment of these products and for the sharing of improvements to the existing generation of RRPs.

We are also developing other potential platforms.

We are proceeding with the commercialization of RRPs. In January 2014, we announced an investment of up to €500 million in our first manufacturing facility in the European Union and an associated pilot plant near Bologna, Italy, to produce our RRPs. We plan for the factory to initially manufacture Platform 1 and, when fully operational by 2016, and together with the pilot plant, to reach an annual production capacity of up to 30 billion units.

In the United States an established regulatory framework for assessing “Modified Risk Tobacco Products” (“MRTPs”) exists under the jurisdiction of the Food and Drug Administration (“FDA”). We expect that future FDA actions are likely to influence the regulatory approach of other interested governments. Our assessment approach and the studies conducted to date reflect the rigorous evidentiary standards set forth in the FDA’s Draft Guidance. We have shared our approach and studies with the FDA’s Center for Tobacco Products. In parallel, we are engaging with regulators in several EU member countries, as well as in a number of other countries.

On April 25, 2014, the FDA issued a notice of a proposed rule deeming e-cigarettes (including e-vapor products) and certain other tobacco products to be “tobacco products” subject to its jurisdiction under the Family Smoking Prevention and Tobacco Control Act. Once finalized, the rule would subject e-cigarettes to the following provisions: (1) enforcement action against products determined to be adulterated and misbranded; (2) reporting of ingredients and harmful and potentially harmful constituents; (3) registration and product listing; (4) prohibition against the use of descriptors such as “lights” and claims of modified risk unless approved by the FDA; (5) prohibition of free samples; and (6) premarket review. The proposed rule would not prohibit the use of characterizing flavors in e-cigarettes, but it would ban their sale to minors and require health warnings. The FDA is seeking public comment on the proposed rule.

We expect to launch RRPs (including tobacco-based and e-vapor products) with several commercial pilot city tests in the second half of 2014 and the first national launch in 2015. There can be no assurance that we will succeed in our efforts or that regulators will permit the marketing of our RRPs with substantiated claims of reduced exposure, risk or harm.

Other Legislation, Regulation or Governmental Action: In Argentina, the National Commission for the Defense of Competition issued a resolution in May 2010, in which it found that our affiliate's establishment in 1997 of a system of exclusive zonified distributors (“EZDs”) in Buenos Aires city and region was anticompetitive, despite having issued two prior decisions (in 1997 and 2000) in which it had found the establishment of the EZD system was not anticompetitive. The resolution is not a final decision, and our Argentinean affiliate has opposed the resolution and submitted additional evidence.

In Germany, in October 2013, the Administrative District Office Munich, acting under the policy supervision of the Bavarian Ministry of Health and Environment, sent our German affiliate an order alleging that certain components of its Marlboro advertising campaign do not comply with the applicable tobacco advertising law, which required our affiliate to stop this particular campaign throughout Germany and remove all outdoor advertisements within one month from the effective date of the order and point-of-sale materials within three months. Our affiliate does not believe the allegations properly reflect the facts and the law and filed a challenge in the Munich Administrative Court against the order. At a hearing held in April 2014, at the Bavarian Higher

Administrative Court, the parties agreed that our affiliate can continue the campaign with certain limitations on image visuals and text slogans for the duration of the court proceedings.

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

Governmental Investigations

From time to time, we are subject to governmental investigations on a range of matters. As part of an investigation by the Department of Special Investigations (“DSI”) of the government of Thailand into alleged under declaration of import prices by Thai cigarette importers, the DSI proposed to bring charges against our subsidiary, Philip Morris (Thailand) Limited, Thailand Branch (“PM Thailand”) for alleged underpayment of customs duties and excise taxes of approximately $2 billion covering the period from July 28, 2003, to February 20, 2007 (“2003-2007 Investigation”). In September 2009, the DSI submitted the case file to the Public Prosecutor for review. The DSI also commenced an informal inquiry alleging underpayment by PM Thailand of customs duties and excise taxes of approximately $1.8 billion, covering the period 2000-2003. In early 2011, the Public Prosecutor's office issued a non-prosecution order in the 2003-2007 Investigation. In August 2011, the Director-General of DSI publicly announced that he disagreed with the non-prosecution order. Thus, the matter was referred for resolution to the Attorney General, whose deputy subsequently stated that the Attorney General has made a ruling to proceed with a prosecution order. Based on available information, it is probable that criminal charges will be filed. PM Thailand has been cooperating with the Thai authorities and believes that its declared import prices are in compliance with the Customs Valuation Agreement of the WTO and Thai law.

Additionally, in November 2010, a WTO panel issued its decision in a dispute relating to facts that arose from August 2006 between the Philippines and Thailand concerning a series of Thai customs and tax measures affecting cigarettes imported by PM Thailand into Thailand from the Philippines. The WTO panel decision, which was upheld by the WTO Appellate Body, concluded that Thailand had no basis to find that PM Thailand's declared customs values and taxes paid were too low, as alleged by the DSI in 2009. The decision also created obligations for Thailand to revise its laws, regulations, or practices affecting the customs valuation and tax treatment of future cigarette imports. Thailand agreed in September 2011 to comply with the decision by October 2012. Although the Philippines contends that to date Thailand has not fully complied, the parties remain engaged in consultations to address the outstanding issues. At WTO meetings, the Philippines has repeatedly expressed concerns with ongoing investigations by Thailand of PM Thailand, noting that these investigations appear to be based on grounds not supported by WTO customs valuation rules and inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies.

Acquisitions and Other Business Arrangements

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

In May 2013, we announced that Grupo Carso, S.A.B. de C.V. ("Grupo Carso") would sell to us its remaining 20% interest in our Mexican tobacco business. The sale was completed on September 30, 2013 for $703 million. As a result, we now own 100% of the Mexican tobacco business. A director of PMI has an affiliation with Grupo Carso. The final purchase price is subject to a potential adjustment based on the actual performance of the Mexican tobacco business over the three-year period ending two fiscal years after the closing of the purchase. In addition, upon declaration, we agreed to pay a dividend of approximately $38 million to Grupo Carso related to the earnings of the Mexican tobacco business for the nine months ended September 30, 2013. In March 2014, the dividend was declared and paid. The purchase of the remaining 20% interest resulted in a decrease to our additional paid in capital of $672 million.

Investments in Unconsolidated Subsidiaries

On September 30, 2013, we acquired a 49% equity interest in United Arab Emirates-based Arab Investors-TA (FZC) (“AITA”) for approximately $625 million. As a result of this transaction, we hold an approximate 25% economic interest in Société des Tabacs Algéro-Emiratie (“STAEM”), an Algerian joint venture which is 51% owned by AITA and 49% by the Algerian state-owned enterprise Société Nationale des Tabacs et Allumettes SpA. STAEM manufactures and distributes under license some of our brands. The initial investment in AITA was recorded at cost and is included in investments in unconsolidated subsidiaries on the condensed consolidated balance sheets.
On December 12, 2013, we acquired from Megapolis Investment BV a 20% equity interest in Megapolis Distribution BV, the holding company of CJSC TK Megapolis ("Megapolis"), our distributor in Russia, for a purchase price of $750 million. An additional payment of up to $100 million, which is contingent on Megapolis's operational performance over the four fiscal years following the closing of the transaction, will also be made by us if the performance criteria are satisfied. We have also agreed to provide Megapolis Investment BV with a $100 million interest-bearing loan. We and Megapolis Investment BV have agreed to set off any future contingent payments owed by us against the future repayments due under the loan agreement. Any loan repayments in excess of the contingent consideration earned by the performance of Megapolis are due to be repaid, in cash, to us on March 31, 2017. At December 31, 2013, we recorded a $100 million asset related to the loan receivable and a discounted liability of $86 million related to the contingent consideration. The initial investment in Megapolis was recorded at cost and is included in investments in unconsolidated subsidiaries on the condensed consolidated balance sheets.

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

We do not sell products in Cuba, Iran and Syria.

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

Operating Results – Three Months Ended March 31, 2014
The following discussion compares operating results within each of our reportable segments for the three months ended March 31, 2014, with the three months ended March 31, 2013.
European Union. Net revenues, which include excise taxes billed to customers, increased by $96 million (1.5%). Excluding excise taxes, net revenues increased by $43 million (2.2%) to $2.0 billion. This increase was due to:

•	price increases ($52 million) and

•	favorable currency ($51 million), partly offset by

•	unfavorable volume/mix ($60 million).

The net revenues of the European Union segment include $387 million in 2014 and $366 million in 2013 related to sales of OTP. Excluding excise taxes, OTP net revenues for the European Union segment were $134 million in 2014 and $129 million in 2013.
Operating companies income of $978 million increased by $40 million (4.3%). This increase was due to:

•	price increases ($52 million),

•	favorable currency ($28 million) and

•	lower marketing, administration and research costs ($19 million), partly offset by

•	unfavorable volume/mix ($59 million).
The total cigarette market in the European Union of 106.3 billion units decreased by 5.6%, due primarily to the impact of tax-driven price increases, the unfavorable economic and employment environment and the prevalence of non-duty paid products. Although our cigarette shipment volume of 41.7 billion units decreased by 2.9%, predominantly reflecting a lower total market, our market share increased by 0.9 share points to 38.9%. The total OTP market in the European Union of 38.4 billion cigarette equivalent units decreased by 1.0%, principally reflecting a lower total fine cut market, down by 0.9% to 33.6 billion cigarette equivalent units.
While shipment volume of Marlboro of 20.2 billion units decreased by 3.8%, mainly due to a lower total market, market share increased by 0.4 share points to 19.1%, driven notably by Italy and Spain. Shipment volume of L&M increased by 1.0% to 7.4 billion units and market share increased by 0.3 share points to 6.9%, driven notably by Germany. Shipment volume of Chesterfield of 5.4 billion units increased by 26.9% and market share increased by 0.6 share points to 4.9%, driven notably by Italy and Poland. Shipment volume of Philip Morris of 2.4 billion units increased by 3.0% and market share increased by 0.1 share point to 2.1%, driven notably by Italy.
Our shipments of OTP of 5.3 billion cigarette equivalent units increased by 1.9%, driven principally by higher share. Our OTP total market share was 13.8%, up by 1.0 share point, reflecting gains in the fine cut category, notably in Hungary, up by 10.3 share points to 18.3%, Italy, up by 10.7 share points to 41.2%, Poland, up by 16.2 share points to 32.7%, Portugal, up by 5.1 share points to 33.4%, and Spain, up by 2.3 share points to 15.7%.
In France, the total cigarette market of 10.5 billion units decreased by 8.9%, mainly reflecting the unfavorable impact of price increases in July 2013 and January 2014, and the growth of e-vapor products. While our shipments of 4.6 billion units decreased by 8.0%, our market share increased by 1.0 share point to 41.0%, mainly driven by Marlboro and Philip Morris, up by 0.5 and 0.2 share points to 25.0% and 9.4%, respectively. Market share of L&M increased by 0.1 share point to 2.6% and share of Chesterfield was flat at 3.4%. The total industry fine cut category of 3.2 billion cigarette equivalent units decreased by 6.3%. Our market share of the category decreased by 0.3 share points to 26.1%.
In Germany, the total cigarette market of 18.2 billion units decreased by 3.0%. While our shipments of 6.7 billion units decreased by 0.7%, market share increased by 0.8 share points to 36.9%, driven by L&M and Chesterfield, up by 1.2 share points and 0.1 share point to 11.7% and 1.7%, respectively, partially offset by Marlboro, down by 0.3 share points to 22.0%, reflecting the brand's crossing the €5.00/pack price point in the second quarter of 2013. The total industry fine cut category of 9.8 billion cigarette equivalent units decreased by 0.9%. Our market share of the category was down by 1.8 share points to 13.1%.
In Italy, the total cigarette market of 16.8 billion units decreased by 0.5%, mainly reflecting a stabilization in the prevalence of illicit trade and a lower incidence of e-vapor and fine cut products. Our shipments of 9.1 billion units increased by 0.8%, including favorable estimated inventory movements. Excluding these trade inventory movements, our shipments declined by 0.8%. Our market share decreased by 0.2 share points to 53.0%, due primarily to: Diana in the low-price segment, down by 2.1 share points to 9.9%, impacted by the growth of the super-low price segment; partially offset by Philip Morris, up by 0.6 share points to 2.5%, and Chesterfield, up by 1.5 share point to 5.1%, benefiting from its repositioning in February 2014 into the €4.00/pack price segment. Market share of Marlboro was flat at 25.6%. While the total industry fine cut category of 1.4 billion cigarette equivalent units decreased by 2.2%, our market share of the category increased by 10.7 share points to 41.2%, driven by Marlboro following its launch in the first quarter of 2013.
In Poland, the total cigarette market of 10.5 billion units decreased by 10.6%, including the unfavorable impact of estimated trade inventory movements. Excluding these trade inventory movements, the total cigarette market declined by an estimated 7.8%, partially reflecting the growth of the fine cut category and non-duty paid OTP products. Although our shipments of 3.7 billion units decreased by 6.0%, our market share increased by 1.7 share points to 35.1%, driven by Marlboro, up by 0.1 share point to 10.2%, L&M, up by 0.6 share points to 16.4%, and Chesterfield, up by 1.4 share points to 6.9%, benefiting from the morphing of Red & White in the fourth quarter of 2013. The total industry fine cut category of 1.0 billion cigarette equivalent units increased by 7.1%. Our market share of the category increased by 16.2 share points to 32.7%.
In Spain, the total cigarette market of 10.5 billion units decreased by 3.6%, mainly due to the impact of the unfavorable economic and employment environment. Our shipments of 3.2 billion units increased by 3.0%, including favorable estimated trade inventory movements. Excluding these trade inventory movements, PMI's shipments decreased by 1.1%. Our market share increased by 0.8 share points to 31.2%, driven by higher share of Marlboro and Chesterfield, up by 1.0 and 0.1 share point to 15.1% and 9.3%, respectively, partially offset by L&M, down 0.2 share points to 6.2%. While the total industry fine cut category of 2.2 billion cigarette equivalent units decreased by 12.8%, partly reflecting the impact of tax-driven price harmonization with the cigarette category in July 2013, our market share of the fine cut category increased by 2.3 share points to 15.7%.

Eastern Europe, Middle East & Africa. Net revenues, which include excise taxes billed to customers, increased by $139 million (3.1%). Excluding excise taxes, net revenues decreased by $34 million (1.7%) to $2.0 billion. This decrease was due to:

•	unfavorable volume/mix ($142 million) and

•	unfavorable currency ($126 million), partly offset by

•	price increases ($234 million).

Operating companies income of $927 million decreased by $8 million (0.9%). This decrease was due primarily to:

•	unfavorable volume/mix ($105 million),

•	unfavorable currency ($80 million) and

•	higher manufacturing costs ($73 million, principally related to the impact of the change to our new business structure in Egypt), partly offset by

•	price increases ($234 million).
Our cigarette shipment volume in EEMA of 62.0 billion units decreased by 7.2%, mainly due to Kazakhstan, Russia, Serbia and Ukraine, partially offset by Turkey. Excluding the unfavorable impact of estimated inventory movements, our cigarette shipment volume decreased by 3.0%. Our cigarette shipment volume of premium brands decreased by 3.0%, due principally to Marlboro, down by 6.0% to 18.5 billion units, partially due to the aforementioned inventory movements, partially offset by Parliament, up by 4.5% to 7.2 billion units.

In North Africa, the total cigarette market increased by 2.2% to an estimated 34.0 billion units, driven mainly by Egypt. Our shipment volume of 8.6 billion units decreased by 3.5%, principally reflecting lower production of our products as part of the transition to the new business structure in Egypt. Our market share decreased by 1.3 share points to 25.4%, due to lower share in Egypt, partially offset by gains in the other four markets. Market share of Marlboro increased by 1.5 share points to 15.3%, while share of L&M decreased by 2.7 share points to 8.1%.
In Russia, the total cigarette market declined by 6.7% to an estimated 66.9 billion units, mainly due to the impact of the tax-driven price increases of June 2013 and January 2014 and the prevalence of illicit trade. Our shipment volume of 18.6 billion units decreased by 8.9%. Our market share of 26.7%, as measured by Nielsen, was up by 0.5 share points. Market share of Parliament, L&M and Bond Street increased by 0.2, 0.5 and 0.5 share points to 3.5%, 3.1% and 7.0%, respectively, partially offset by Marlboro and Chesterfield, down by 0.2 and 0.3 share points to 1.6% and 2.9%, respectively.
In Turkey, the total cigarette market increased by 1.3% to an estimated 18.8 billion units. Our shipment volume of 9.0 billion units increased by 9.7%, mainly reflecting a favorable comparison with the first quarter of 2013 in which shipments declined by 17.4% as a result of the reversal of estimated trade inventory movements in the fourth quarter of 2012 ahead of the January 2013 excise tax increase. Our market share, as measured by Nielsen, decreased by 0.3 share points to 44.4%, mainly due to Marlboro, mid-price Muratti and low-price L&M, down by 0.3, 0.6 and 1.0 share points to 8.6%, 6.2% and 6.6%, respectively, partially offset by premium Parliament, up by 1.2 share points to 10.5%.
In Ukraine, the total cigarette market decreased by 6.5% to an estimated of 15.2 billion units, mainly reflecting the impact of price increases in 2013, a worsening economy and the prevalence of illicit trade. Our shipment volume of 5.1 billion units decreased by 9.8%, principally due, in addition to the aforementioned factors, to a decrease in our market share, as measured by Nielsen, down by 1.0 share point to 32.9% as a result of price competition and down-trading, with Marlboro and Parliament down by 0.7 and 0.3 share points to 5.0% and 3.0%, respectively. The decrease in our market share was partially offset by growth from our low-price segment brands of Bond Street and President.
Asia. Net revenues, which include excise taxes billed to customers, decreased by $776 million (14.8%). Excluding excise taxes, net revenues decreased by $608 million (21.8%) to $2.2 billion. This decrease was due to:

•	unfavorable currency ($366 million) and

•	unfavorable volume/mix ($276 million), partly offset by

•	price increases ($34 million).

Operating companies income of $915 million decreased by $427 million (31.8%). This decrease was due to:

•	unfavorable volume/mix ($226 million),

•	unfavorable currency ($215 million),

•	higher pre-tax charges for asset impairment and exit costs ($20 million, principally due to the announced factory closure in Australia) and

•	higher manufacturing costs ($13 million), partly offset by

•	price increases ($34 million) and

•	lower marketing, administration and research costs ($13 million).
Our cigarette shipment volume of 70.8 billion units decreased by 2.5%, due primarily to: a lower market share in Australia and Indonesia, lower market share and the adverse timing of shipments in Japan; and lower share in Pakistan; partially offset by the Philippines driven by a favorable comparison with the first quarter of 2013 which was significantly impacted by a disruptive excise tax increase. Excluding the unfavorable impact of estimated inventory movements, our cigarette shipment volume was essentially flat. Shipment volume of Marlboro of 18.9 billion units increased by 0.8%, driven by Indonesia and the Philippines, partially offset by Japan.
In Indonesia, the total cigarette market decreased by 1.0% to 73.8 billion units, mainly reflecting a weaker economy. The total cigarette market for the full-year of 2014 is estimated to increase by up to 1.0%. Our shipment volume of 25.5 billion units decreased by 5.5%, primarily due to lower market share, down by 1.6 share points to 34.6% as a result of: the share decline of hand-rolled Dji Sam Soe, which decreased by 2.1 share points to 4.2%, due to the continuing decline of the hand-rolled kretek segment, partially offset by the growth of machine-made Dji Sam Soe Magnum, and the fact that the brand crossed a critical price point ahead of competition; the withdrawal of our ultra-low price brands Trend Mild and Vegas Mild following the implementation of excise tax legislation relating to sister companies in the fourth quarter of 2013; and increased competition in the machine-made LTLN (low-tar, low-nicotine) segment. Market share of Sampoerna A, in the premium machine-made LTLN segment, increased by 0.1 share point to 14.4%, while mid-price U Mild, was up by 1.1 share points to 5.2%. Marlboro's market share increased by 0.3 share points to 5.3% and its share of the “white” cigarettes segment, representing 6.6% of the total cigarette market, increased by 5.9 share points to 80.4%.
In Japan, the total cigarette market increased by 9.6% to 49.4 billion units, mainly driven by retail trade and consumer purchasing ahead of the consumption tax-driven retail price increases of April 1, 2014. Excluding the favorable impact of these inventory movements, the total cigarette market is estimated to have declined by approximately 2.0%. For the full-year 2014, the total cigarette market is projected to decline by an estimated 3.0% to 3.5%. Our shipment volume in the quarter of 13.5 billion units decreased by 9.1%, principally due to the adverse timing of our shipments and lower market share. Our market share decreased by 2.0 share points to 25.5%, with share of Marlboro, Lark, Philip Morris and Virginia S. down by 0.4, 0.8, 0.2 and 0.3 share points to 11.9%, 7.5%, 2.0% and 1.9%, respectively.
In Korea, the total cigarette market decreased by 5.4% to 19.4 billion units, mainly due to an unfavorable comparison with the first quarter of 2013 resulting from trade inventory movements ahead of an anticipated excise tax increase in 2013 that did not materialize. Although our shipment volume of 3.8 billion units decreased by 3.3%, market share increased by 0.7 share points to 19.9%, with share of Marlboro, up by 0.3 share points to 7.9%, Parliament, up by 0.3 share points to 7.1%, driven by Parliament Hybrid 5mg and the launch in October 2013 of Parliament Hybrid 1mg, and Virginia S., flat at 4.1%.
In the Philippines, the total tax-paid industry cigarette volume increased by 25.9% to an estimated 19.3 billion units, primarily reflecting a favorable comparison with the first quarter of 2013 which was significantly impacted by a disruptive excise tax increase in January and a surge in the prevalence of domestic non-duty paid products. Our shipment volume of 16.2 billion units increased by 19.6%. Our market share of 83.7% was down by 4.4 share points. Marlboro's market share decreased by 2.8 share points to 18.8% in the first quarter of 2014. Share of Fortune decreased by 11.4 share points to 32.3%, more than offset by gains from our other local brands.

Latin America & Canada. Net revenues, which include excise taxes billed to customers, decreased by $207 million (8.9%). Excluding excise taxes, net revenues decreased by $68 million (8.7%) to $713 million. This decrease was due to:

•	unfavorable currency ($101 million) and

•	unfavorable volume/mix ($53 million), partly offset by

•	price increases ($86 million).

Operating companies income of $202 million decreased by $52 million (20.5%). This decrease was due primarily to:

•	unfavorable currency ($52 million),

•	unfavorable volume/mix ($48 million),

•	higher marketing, administration and research costs ($29 million) and

•	higher manufacturing costs ($8 million), partly offset by

•	price increases ($86 million).
Our cigarette shipment volume in Latin America & Canada of 21.4 billion units decreased by 4.8%, principally due to the timing of estimated trade inventory movements in Mexico. Shipment volume of Marlboro of 8.2 billion units decreased by 10.5%.
In Argentina, the total cigarette market decreased by 0.9% to 10.7 billion units. Our cigarette shipment volume of 8.3 billion units increased by 2.2% and market share increased by 2.5 share points to 77.1%, driven by mid-price Philip Morris, up by 3.2 share points to 43.3%, reflecting the positive impact of its capsule variants, partially offset by low-price Next, down by 0.6 share points to 2.2%. Share of Marlboro was up by 0.1 share point to 24.1%.
In Canada, the total cigarette market decreased by 7.5% to 5.8 billion units, mainly due to the depletion of estimated trade inventory levels and the unfavorable impact of price increases. Excluding the impact of these inventory movements, the total market is estimated to have declined by 4.0%. While our cigarette shipment volume of 2.2 billion units decreased by 2.7%, market share increased by 2.4 share points to 38.5%, with premium brands Benson & Hedges flat at 2.3% and Belmont up by 0.4 share points to 2.8%. Market share of mid-price Canadian Classics was up by 0.9 share points to 10.9%. Market share of low-price brand Next was up by 1.6 share points to 10.8%, partially offset by mid-price Number 7 and low-price Accord, down by 0.1 share point and 0.3 share points to 4.2% and 2.7%, respectively.
In Mexico, the total cigarette market decreased by 11.3% to 7.2 billion units, mainly due to the depletion of estimated trade inventory levels built up ahead of our price increase in December 2013. Excluding these trade inventory movements, the total cigarette market declined by 2.0%. Our cigarette shipment volume of 4.9 billion units decreased by 18.3%. Our market share decreased by 5.8 share points to 67.7%, or by 1.7 share points to 71.3%, excluding the impact of trade inventory movements. While market share of Marlboro was down by 6.2 share points to 47.0%, or down by 2.8 share points to 50.4% excluding the impact of the trade inventory movements, and share of Benson & Hedges was down by 0.6 share points to 5.2%, reflecting consumer down-trading and the timing of price increases by our principal competitor, our share of the premium price segment was up by 1.3 share points to 91.2%. Market share of Delicados, the second best-selling brand in the market, increased by 0.2 share points to 10.7%.

Financial Review
Net Cash Provided by Operating Activities
Net cash provided by operating activities of $715 million during the first three months of 2014 decreased by $648 million from the comparable 2013 period. The decrease was due primarily to higher cash payments related to exit costs, an increase in our working capital requirements and lower net earnings.

The unfavorable movements in working capital were due primarily to the following:

•	more cash used for accrued liabilities and other current assets ($871 million), largely due to the timing of payments for excise taxes; partially offset by

•	more cash provided by accounts receivable ($462 million), primarily due to the timing of collections; and

•	more cash provided by inventories ($280 million), primarily related to the timing of finished goods inventory purchases by the trade.

Net Cash Used in Investing Activities
Net cash used in investing activities of $208 million during the first three months of 2014 decreased by $14 million from the comparable 2013 period, due primarily to higher cash proceeds from the sale of fixed assets, partially offset by higher capital expenditures.
Our capital expenditures were $256 million and $240 million during the three months ended March 31, 2014 and 2013, respectively. The 2014 expenditures were primarily related to investments in productivity-enhancing programs, equipment for new products and the expansion of our capacity in Indonesia for machine-made kretek.

Net Cash Used in Financing Activities
During the first three months of 2014, net cash used in financing activities was $805 million, compared with net cash used in financing activities of $53 million during the first three months of 2013. During the first three months of 2014, we used a total of $4.4 billion to repurchase our common stock, pay dividends and repay debt. These uses were partially offset by proceeds from our debt offerings and short-term borrowings in 2014 of $3.8 billion. During the first three months of 2013, we used a total of $4.6 billion to repurchase our common stock, pay dividends and repay debt. These uses were more than offset by proceeds from our debt offerings and short-term borrowings in 2013 of $4.7 billion.
Dividends paid in the first three months of 2014 and 2013 were $1.5 billion and $1.4 billion, respectively. The increase reflects a higher dividend rate in 2014, partially offset by lower shares outstanding as a result of our share repurchase program.
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
Credit Ratings - The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. At March 31, 2014, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Stable
Fitch	F1	A	Stable

Credit Facilities – On January 31, 2014, we extended the term of our existing $2.0 billion 364-day revolving credit facility until February 10, 2015. On February 28, 2014, we replaced our $2.5 billion multi-year revolving credit facility, expiring March 31, 2015, with a new $2.5 billion multi-year credit facility, expiring on February 28, 2019. At March 31, 2014, our committed credit facilities and commercial paper outstanding were as follows:

(in billions)
Type	Committed Credit Facilities	Commercial Paper
364-day revolving credit, expiring February 10, 2015	$2.0
Multi-year revolving credit, expiring February 28, 2019	2.5
Multi-year revolving credit, expiring October 25, 2016	3.5
Total facilities	$8.0
Commercial paper outstanding		$2.6
At March 31, 2014, there were no borrowings under the committed credit facilities, and the entire committed amounts were available for borrowing.
All banks participating in our committed credit facilities have an investment-grade long-term credit rating from the credit rating agencies. We continuously monitor the credit quality of our banking group, and at this time we are not aware of any potential non-performing credit provider.
Each of these facilities requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“consolidated EBITDA”) to consolidated interest expense of not less than 3.5 to 1.0 on a rolling four-quarter basis. At March 31, 2014, our ratio calculated in accordance with the agreements was 13.8 to 1.0. These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require us to post collateral. We expect to continue to meet our covenants. The terms “consolidated EBITDA” and “consolidated interest expense,” both of which include certain adjustments, are defined in the facility agreements previously filed with the U.S. Securities and Exchange Commission.
In addition to the committed credit facilities discussed above, certain of our subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $2.5 billion at March 31, 2014 and $2.4 billion at December 31, 2013, are for the sole use of our subsidiaries. Borrowings under these arrangements amounted to $717 million at March 31, 2014, and $1.0 billion at December 31, 2013.
Commercial Paper Program - We have commercial paper programs in place in the U.S. and in Europe. At March 31, 2014 and December 31, 2013, we had $2.6 billion and $1.4 billion, respectively, of commercial paper outstanding.
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
Debt - Our total debt was $29.7 billion at March 31, 2014 and $27.7 billion at December 31, 2013.
On February 21, 2014, we filed a new shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.
Our debt offerings in the first quarter of 2014 were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity

EURO notes	(a)	€750 (approximately $1,029)	1.875%	March 2014	March 2021
EURO notes	(a)	€1,000 (approximately $1,372)	2.875%	March 2014	March 2026

(a) Interest on these notes is payable annually in arrears beginning in March 2015. U.S. dollar equivalents for foreign currency notes were calculated based on exchange rates on the date of issuance.
The net proceeds from the sale of the securities listed in the table above will be used for general corporate purposes.
In April 2014, we launched and priced two bond offerings in the amount of CHF 275 million (approximately $311 million) and CHF 250 million (approximately $283 million). The CHF 275 million bond will have a fixed interest rate of 0.750% and a maturity date of December 2019. The CHF 250 million bond will have a fixed interest rate of 1.625% and a maturity date of May 2024. These transactions are scheduled to close in May 2014.
Guarantees - At March 31, 2014, we were contingently liable for $0.8 billion of guarantees of our own performance, which were primarily related to excise taxes on the shipment of our products. There is no liability in the condensed consolidated financial statements associated with these guarantees. At March 31, 2014, our third-party guarantees were insignificant.
Equity and Dividends
As discussed in Note 3. Stock Plans to our condensed consolidated financial statements, during the three months ended March 31, 2014, we granted 2.4 million shares of deferred stock awards to eligible employees at a weighted-average grant date fair value of $77.74 per share. Equity awards generally vest three or more years after the date of the award, subject to earlier vesting on death or disability or normal retirement, or separation from employment by mutual agreement after reaching age 58.
In May 2012, our stockholders approved the Philip Morris International Inc. 2012 Performance Incentive Plan (the “2012 Plan”). The 2012 Plan replaced the 2008 Performance Incentive Plan (the “2008 Plan”) and, as a result, there will be no additional grants under the 2008 Plan. Under the 2012 Plan, we may grant to eligible employees restricted stock, restricted stock units and deferred stock units, performance-based cash incentive awards and performance-based equity awards. Up to 30 million shares of our common stock may be issued under the 2012 Plan. At March 31, 2014, shares available for grant under the 2012 Plan were 24,800,140.
On August 1, 2012, we began repurchasing shares under a three-year $18.0 billion share repurchase program that was authorized by our Board of Directors in June 2012. From August 1, 2012 through March 31, 2014, we repurchased 114.8 million shares of our common stock at a cost of $10.1 billion under this repurchase program. During the first three months of 2014, we repurchased 15.4 million shares at a cost of $1.2 billion. During the first quarter of 2013, we repurchased 16.7 million shares at a cost of $1.5 billion.
As previously announced on February 6, 2014, we have a share repurchase target amount for 2014 of $4.0 billion.
Dividends paid in the first three months of 2014 were $1.5 billion. During the third quarter of 2013, our Board of Directors approved a 10.6% increase in the quarterly dividend to $0.94 per common share. As a result, the present annualized dividend rate is $3.76 per common share.

Market Risk
Counterparty Risk - We predominantly work with financial institutions with strong short- and long-term credit ratings as assigned by Standard & Poor’s and Moody’s. These banks are also part of a defined group of relationship banks. Non-investment grade institutions are only used in certain emerging markets to the extent required by local business needs. We have a conservative approach when it comes to choosing financial counterparties and financial instruments. As such we do not invest or hold investments in any structured or equity-linked products. The majority of our cash and cash equivalents is currently invested in bank deposits maturing within less than 30 days.
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
Information regarding Risk Factors appears in “MD&A – Cautionary Factors That May Affect Future Results,” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity for each of the three months in the quarter ended March 31, 2014 was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2014 – January 31, 2014 (1)	3,815,700	$83.86	103,252,623	$8,827,043,848
February 1, 2014 – February 28, 2014 (1)	4,267,768	$79.66	107,520,391	$8,487,054,001
March 1, 2014 – March 31, 2014 (1)	7,325,468	$80.54	114,845,859	$7,897,045,999
Pursuant to Publicly Announced Plans or Programs	15,408,936	$81.12
January 1, 2014 – January 31, 2014 (3)	2,771	$86.81
February 1, 2014 – February 28, 2014 (3)	377,431	$79.87
March 1, 2014 – March 31, 2014 (3)	6,950	$81.35
For the Quarter Ended March 31, 2014	15,796,088	$81.09

(1)
On June 13, 2012, our Board of Directors authorized a share repurchase program of $18 billion over three years. The program commenced on August 1, 2012 after the completion of the three-year $12 billion program in July 2012. These share repurchases have been made pursuant to the $18 billion program.

(2)	Aggregate number of shares repurchased under the above-mentioned share repurchase program as of the end of the period presented.

(3)
Shares repurchased represent shares tendered to us by employees who vested in restricted and deferred stock awards, or exercised stock options, and used shares to pay all, or a portion of, the related taxes and/or option exercise price.

Item 6.	Exhibits.

3.1	Amended and Restated By-Laws of Philip Morris International Inc. dated March 12, 2014 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed March 18, 2014).

10.1	Form of Deferred Stock Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 7, 2014).

10.2
Credit Agreement, dated as of February 28, 2014, among Philip Morris International Inc., the lenders named therein, J.P. Morgan Europe Limited, as facility agent, and JPMorgan Chase Bank, N.A., as swingline agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 3, 2014).

10.3
Extension Agreement, dated as of January 31, 2014, to Credit Agreement, dated as of February 12, 2013, among Philip Morris International Inc., the lenders party thereto and the Royal Bank of Scotland plc, as administrative agent.

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

May 2, 2014