Form 10-Q
period 2014-06-30
Philip Morris International Inc.
filed 2014-07-31
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At July 29, 2014, there were 1,562,131,077 shares outstanding of the registrant’s common stock, no par value per share.

PHILIP MORRIS INTERNATIONAL INC.

In this report, “PMI,” “we,” “us” and “our” refers to Philip Morris International Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$1,541	$2,154
Receivables (less allowances of $51 in 2014 and $53 in 2013)	4,081	3,853
Inventories:
Leaf tobacco	3,582	3,709
Other raw materials	1,595	1,596
Finished product	3,094	4,541
	8,271	9,846
Deferred income taxes	414	502
Other current assets	403	497
Total current assets	14,710	16,852
Property, plant and equipment, at cost	14,071	13,957
Less: accumulated depreciation	7,423	7,202
	6,648	6,755
Goodwill (Note 5)	9,085	8,893
Other intangible assets, net (Note 5)	3,209	3,193
Investments in unconsolidated subsidiaries (Note 16)	1,508	1,536
Other assets	1,165	939
TOTAL ASSETS	$36,325	$38,168

See notes to condensed consolidated financial statements.
Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share data)
(Unaudited)

	June 30, 2014	December 31, 2013
LIABILITIES
Short-term borrowings (Note 12)	$1,941	$2,400
Current portion of long-term debt (Note 12)	407	1,255
Accounts payable	1,109	1,274
Accrued liabilities:
Marketing and selling	629	503
Taxes, except income taxes	5,008	6,492
Employment costs	1,267	949
Dividends payable	1,482	1,507
Other	1,099	1,382
Income taxes	536	1,192
Deferred income taxes	102	112
Total current liabilities	13,580	17,066
Long-term debt (Note 12)	27,161	24,023
Deferred income taxes	1,520	1,477
Employment costs	1,312	1,313
Other liabilities	599	563
Total liabilities	44,172	44,442
Contingencies (Note 10)
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2014 and 2013)	—	—
Additional paid-in capital	649	723
Earnings reinvested in the business	28,601	27,843
Accumulated other comprehensive losses	(4,314)	(4,190)
	24,936	24,376
Less: cost of repurchased stock (544,554,521 and 520,313,919 shares in 2014 and 2013, respectively)	34,228	32,142
Total PMI stockholders’ deficit	(9,292)	(7,766)
Noncontrolling interests	1,445	1,492
Total stockholders’ deficit	(7,847)	(6,274)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$36,325	$38,168

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Net revenues	$38,830	$39,010
Cost of sales	5,070	5,190
Excise taxes on products	24,116	23,509
Gross profit	9,644	10,311
Marketing, administration and research costs	3,263	3,527
Asset impairment and exit costs (Note 2)	512	8
Amortization of intangibles	44	48
Operating income	5,825	6,728
Interest expense, net	522	482
Earnings before income taxes	5,303	6,246
Provision for income taxes	1,528	1,825
Equity (income)/loss in unconsolidated subsidiaries, net	(36)	9
Net earnings	3,811	4,412
Net earnings attributable to noncontrolling interests	85	163
Net earnings attributable to PMI	$3,726	$4,249
Per share data (Note 8):
Basic earnings per share	$2.35	$2.58
Diluted earnings per share	$2.35	$2.58
Dividends declared	$1.88	$1.70

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended June 30,
	2014	2013
Net revenues	$21,051	$20,483
Cost of sales	2,696	2,701
Excise taxes on products	13,254	12,566
Gross profit	5,101	5,216
Marketing, administration and research costs	1,716	1,850
Asset impairment and exit costs (Note 2)	489	5
Amortization of intangibles	22	24
Operating income	2,874	3,337
Interest expense, net	254	246
Earnings before income taxes	2,620	3,091
Provision for income taxes	752	892
Equity (income)/loss in unconsolidated subsidiaries, net	(27)	5
Net earnings	1,895	2,194
Net earnings attributable to noncontrolling interests	44	70
Net earnings attributable to PMI	$1,851	$2,124
Per share data (Note 8):
Basic earnings per share	$1.17	$1.30
Diluted earnings per share	$1.17	$1.30
Dividends declared	$0.94	$0.85

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Net earnings	$3,811	$4,412
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustment:
Unrealized losses, net of income taxes of ($59) in 2014 and $24 in 2013	(114)	(722)
Change in net loss and prior service cost:
Net losses and prior service costs, net of income taxes of $3 in 2014 and $- in 2013	(41)	—
Amortization of net losses, prior service costs and net transition costs, net of income taxes of ($26) in 2014 and ($27) in 2013	81	118
Change in fair value of derivatives accounted for as hedges:
Gains transferred to earnings, net of income taxes of $2 in 2014 and $14 in 2013	(13)	(95)
(Losses) gains recognized, net of income taxes of $5 in 2014 and ($23) in 2013	(35)	156
Total other comprehensive losses	(122)	(543)
Total comprehensive earnings	3,689	3,869
Less comprehensive earnings attributable to:
Noncontrolling interests	87	88
Redeemable noncontrolling interest (Note 7)	—	43
Comprehensive earnings attributable to PMI	$3,602	$3,738

See notes to condensed consolidated financial statements

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended June 30,
	2014	2013
Net earnings	$1,895	$2,194
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustment:
Unrealized losses, net of income taxes of ($55) in 2014 and $52 in 2013	(77)	(488)
Change in net loss and prior service cost:
Net losses and prior service costs, net of income taxes of $3 in 2014 and $- in 2013	(41)	—
Amortization of net losses, prior service costs and net transition costs, net of income taxes of ($14) in 2014 and ($13) in 2013	43	59
Change in fair value of derivatives accounted for as hedges:
Gains transferred to earnings, net of income taxes of $1 in 2014 and $10 in 2013	(6)	(64)
(Losses) gains recognized, net of income taxes of $2 in 2014 and ($10) in 2013	(11)	60
Total other comprehensive losses	(92)	(433)
Total comprehensive earnings	1,803	1,761
Less comprehensive earnings attributable to:
Noncontrolling interests	53	35
Redeemable noncontrolling interest (Note 7)	—	(3)
Comprehensive earnings attributable to PMI	$1,750	$1,729

See notes to condensed consolidated financial statements

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
for the Six Months Ended June 30, 2014 and 2013
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests		Total
Balances, January 1, 2013	$—	$1,334	$25,076	$(3,604)	$(26,282)	$322		$(3,154)
Net earnings			4,249			96	(a)	4,345	(a)
Other comprehensive earnings (losses), net of income taxes				(511)		(8)	(a)	(519)	(a)
Issuance of stock awards and exercise of stock options		(28)			134			106
Dividends declared ($1.70 per share)			(2,788)					(2,788)
Payments to noncontrolling interests						(169)		(169)
Common stock repurchased					(3,046)			(3,046)
Balances, June 30, 2013	$—	$1,306	$26,537	$(4,115)	$(29,194)	$241		$(5,225)
Balances, January 1, 2014	$—	$723	$27,843	$(4,190)	$(32,142)	$1,492		$(6,274)
Net earnings			3,726			85		3,811
Other comprehensive earnings (losses), net of income taxes				(124)		2		(122)
Issuance of stock awards and exercise of stock options		(74)			164			90
Dividends declared ($1.88 per share)			(2,968)					(2,968)
Payments to noncontrolling interests						(134)		(134)
Common stock repurchased					(2,250)			(2,250)
Balances, June 30, 2014	$—	$649	$28,601	$(4,314)	$(34,228)	$1,445		$(7,847)
(a) For the six months ended June 30, 2013, net earnings attributable to noncontrolling interests exclude $67 million of earnings related to the redeemable noncontrolling interest, which were originally reported outside of the equity section in the condensed consolidated balance sheet at June 30, 2013. Other comprehensive earnings, net of income taxes, also exclude $24 million of net currency translation adjustment losses related to the redeemable noncontrolling interest at June 30, 2013. In December 2013, the redeemable noncontrolling interest balance of $1,275 million was reclassified to noncontrolling interests due to the termination of an exit rights agreement. See Note 7. Redeemable Noncontrolling Interests for further details.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$3,811	$4,412

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	427	441
Deferred income tax provision	81	69
Asset impairment and exit costs, net of cash paid	282	(4)
Cash effects of changes, net of the effects from acquired companies:
Receivables, net	(245)	(534)
Inventories	1,484	472
Accounts payable	2	61
Income taxes	(675)	(800)
Accrued liabilities and other current assets	(1,666)	154
Pension plan contributions	(82)	(56)
Other	1	285
Net cash provided by operating activities	3,420	4,500

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(508)	(520)
Purchase of businesses, net of acquired cash	(103)	—
Investments in unconsolidated subsidiaries	(16)	(3)
Other	83	32
Net cash used in investing activities	(544)	(491)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Short-term borrowing activity by original maturity:
Net repayments - maturities of 90 days or less	$(255)	$(101)
Issuances - maturities longer than 90 days	921	535
Repayments - maturities longer than 90 days	(1,094)	(139)
Long-term debt proceeds	3,632	5,205
Long-term debt repaid	(1,240)	(2,738)
Repurchases of common stock	(2,281)	(3,028)
Issuance of common stock	1	—
Dividends paid	(2,993)	(2,815)
Other	(178)	(218)
Net cash used in financing activities	(3,487)	(3,299)
Effect of exchange rate changes on cash and cash equivalents	(2)	(107)

Cash and cash equivalents:
(Decrease) Increase	(613)	603
Balance at beginning of period	2,154	2,983
Balance at end of period	$1,541	$3,586

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

Note 2. Asset Impairment and Exit Costs:
Pre-tax asset impairment and exit costs consisted of the following:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2014	2013	2014	2013
Separation programs:
European Union	$359	$—	$359	$—
Asia	24	—	1	—
Total separation programs	383	—	360	—
Contract termination charges:
Asia	—	8	—	5
Total contract termination charges	—	8	—	5
Asset impairment charges:
European Union	129	—	129	—
Total asset impairment charges	129	—	129	—
Asset impairment and exit costs	$512	$8	$489	$5
Movement in Exit Cost Liabilities
The movement in exit cost liabilities for the six months ended June 30, 2014 was as follows:

(in millions)
Liability balance, January 1, 2014	$308
Charges	383
Cash spent	(230)
Currency/other	(22)
Liability balance, June 30, 2014	$439

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Cash payments related to exit costs at PMI were $230 million and $30 million for the six months and three months ended June 30, 2014, respectively, and $12 million and $7 million for the six months and three months ended June 30, 2013, respectively. Future cash payments for exit costs incurred to date are expected to be approximately $439 million, and will be substantially paid by the second quarter of 2015.

The pre-tax asset impairment and exit costs shown above are primarily a result of the following:

The Netherlands

On April 4, 2014, PMI announced the initiation by its affiliate, Philip Morris Holland B.V. (“PMH”), of consultations with employee representatives on a proposal to discontinue cigarette production at its factory located in Bergen op Zoom, the Netherlands. PMH has reached an agreement with the trade unions and their members on a social plan, and plans to cease cigarette production by September 1, 2014. For the six months and three months ended June 30, 2014, total pre-tax asset impairment and exit costs of $488 million were recorded for this program in the European Union segment.

Other Exit Costs
Other Separation Program Charges
PMI recorded other pre-tax separation program charges of $24 million and $1 million for the six months and three months ended June 30, 2014, respectively, related to severance costs for a factory closure in Australia.

Contract Termination Charges
During the six months and three months ended June 30, 2013, PMI recorded exit costs of $8 million and $5 million, respectively, related to the termination of distribution agreements.

Note 3. Stock Plans:
In May 2012, PMI’s stockholders approved the Philip Morris International Inc. 2012 Performance Incentive Plan (the “2012 Plan”). The 2012 Plan replaced the 2008 Performance Incentive Plan (the “2008 Plan”) and, as a result, there will be no additional grants under the 2008 Plan. Under the 2012 Plan, PMI may grant to eligible employees restricted stock, restricted stock units and deferred stock units, performance-based cash incentive awards and performance-based equity awards. Up to 30 million shares of PMI’s common stock may be issued under the 2012 Plan. At June 30, 2014, shares available for grant under the 2012 Plan were 24,799,330.
In 2008, PMI adopted the Philip Morris International Inc. 2008 Stock Compensation Plan for Non-Employee Directors (the “Non-Employee Directors Plan”). A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the Non-Employee Directors Plan. At June 30, 2014, shares available for grant under the plan were 715,904.
During the six months ended June 30, 2014, PMI granted 2.4 million shares of deferred stock awards to eligible employees at a weighted-average grant date fair value of $77.74 per share. During the six months ended June 30, 2013, PMI granted 2.8 million shares of deferred stock awards to eligible employees at a weighted-average grant date fair value of $88.43 per share. PMI recorded compensation expense related to stock awards of $113 million and $124 million during the six months ended June 30, 2014 and 2013, respectively and $47 million and $52 million during the three months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, PMI had $288 million of total unrecognized compensation cost related to non-vested deferred stock awards. The cost is recognized over the original restriction period of the awards, which is typically three or more years after the date of the award, subject to earlier vesting on death or disability or normal retirement, or separation from employment by mutual agreement after reaching age 58.

During the six months ended June 30, 2014, 3.4 million shares of PMI restricted stock and deferred stock awards vested. The grant date fair value of all the vested shares was approximately $205 million. The total fair value of restricted stock and deferred stock awards that vested during the six months ended June 30, 2014 was approximately $270 million.

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
Pension Plans
Components of Net Periodic Benefit Cost
Net periodic pension cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Service cost	$3	$4	$104	$127
Interest cost	8	8	103	84
Expected return on plan assets	(8)	(8)	(177)	(173)
Amortization:
Net loss	3	6	57	102
Prior service cost	—	1	4	5
Net transition obligation	—	—	—	1
Net periodic pension cost	$6	$11	$91	$146

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2014	2013	2014	2013
Service cost	$2	$2	$52	$62
Interest cost	4	4	52	41
Expected return on plan assets	(4)	(4)	(89)	(86)
Amortization:
Net loss	1	3	29	51
Prior service cost	—	1	2	3
Net transition obligation	—	—	—	1
Net periodic pension cost	$3	$6	$46	$72

Employer Contributions
PMI makes, and plans to make, contributions, to the extent that they are tax deductible and to meet specific funding requirements of its funded U.S. and non-U.S. plans. Employer contributions of $82 million were made to the pension plans during the six months ended June 30, 2014. Currently, PMI anticipates making additional contributions during the remainder of 2014 of approximately $53 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5. Goodwill and Other Intangible Assets, net:
Goodwill and other intangible assets, net, by segment was as follows:

	Goodwill		Other Intangible Assets, net
(in millions)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
European Union	$1,609	$1,472	$620	$604
Eastern Europe, Middle East & Africa	584	617	225	228
Asia	4,039	3,960	1,260	1,251
Latin America & Canada	2,853	2,844	1,104	1,110
Total	$9,085	$8,893	$3,209	$3,193
Goodwill is due primarily to PMI’s acquisitions in Canada, Colombia, Greece, Indonesia, Mexico, Pakistan and Serbia, as well as the business combination in the Philippines. The movements in goodwill from December 31, 2013, were as follows:

(in millions)	European Union	Eastern Europe, Middle East & Africa	Asia	Latin America & Canada	Total
Balances, December 31, 2013	$1,472	$617	$3,960	$2,844	$8,893
Changes due to:
Acquisitions	153	—	—	—	153
Currency	(16)	(33)	79	9	39
Balances, June 30, 2014	$1,609	$584	$4,039	$2,853	$9,085
The increase in goodwill from acquisitions was due to the preliminary purchase price allocation for PMI's June 2014 purchase of Nicocigs Limited, a U.K.-based e-vapor company. For further details, see Note 17. Acquisitions and Other Business Arrangements.
Additional details of other intangible assets were as follows:

	June 30, 2014		December 31, 2013
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$1,818		$1,798
Amortizable intangible assets	1,983	$592	1,940	$545
Total other intangible assets	$3,801	$592	$3,738	$545

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia in 2005 and Mexico in 2007. Amortizable intangible assets primarily consist of certain trademarks, distribution networks and non-compete agreements associated with business combinations. The gross carrying amount, the range of useful lives as well as the weighted-average remaining useful life of amortizable intangible assets at June 30, 2014, were as follows:

(dollars in millions)	Gross Carrying Amount	Initial Estimated Useful Lives	Weighted-Average Remaining Useful Life
Trademarks	$1,595	2 - 40 years	24 years
Distribution networks	162	20 - 30 years	14 years
Non-compete agreements	134	3 - 10 years	1 year
Other (including farmer contracts and intellectual property rights)	92	12.5 - 17 years	13 years
	$1,983

Pre-tax amortization expense for intangible assets during the six months ended June 30, 2014 and 2013 was $44 million and $48 million, respectively, and $22 million and $24 million for the three months ended June 30, 2014 and 2013, respectively. Amortization expense for each of the next five years is estimated to be $88 million or less, assuming no additional transactions occur that require the amortization of intangible assets.
The increase in the gross carrying amount of other intangible assets from December 31, 2013, was due to currency movements, as well as the purchase of additional patent rights related to an aerosol delivery technology acquired in 2011.
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
PMI uses deliverable and non-deliverable forward foreign exchange contracts, foreign currency swaps and foreign currency options, collectively referred to as foreign exchange contracts, to mitigate its exposure to changes in exchange and interest rates from third-party and intercompany actual and forecasted transactions. The primary currencies to which PMI is exposed include the Australian dollar, Euro, Indonesian rupiah, Japanese yen, Mexican peso, Russian ruble, Swiss franc and Turkish lira. At June 30, 2014, PMI had contracts with aggregate notional amounts of $16.4 billion of which $3.8 billion related to cash flow hedges, $2.6 billion related to hedges of net investments in foreign operations and $10.0 billion related to other derivatives that primarily offset currency exposures on intercompany financing.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The fair value of PMI’s foreign exchange contracts included in the condensed consolidated balance sheet as of June 30, 2014 and December 31, 2013, were as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in millions)	Balance Sheet Classification	At June 30, 2014	At December 31, 2013	Balance Sheet Classification	At June 30, 2014	At December 31, 2013
Foreign exchange contracts designated as hedging instruments	Other current assets	$66	$111	Other accrued liabilities	$6	$44
	Other assets	13	—	Other liabilities	44	46
Foreign exchange contracts not designated as hedging instruments	Other current assets	11	42	Other accrued liabilities	64	12
				Other liabilities	—	14
Total derivatives		$90	$153		$114	$116

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Hedging activities, which represent movement in derivatives as well as the respective underlying transactions, had the following effect on PMI’s condensed consolidated statements of earnings and other comprehensive earnings for the six months and three months ended June 30, 2014 and 2013:

(in millions)	For the Six Months Ended June 30, 2014
Gain (Loss)	Cash Flow Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$32		$—		$32
Cost of sales	—		—		—
Marketing, administration and research costs	(1)		—		(1)
Operating income	31		—		31
Interest expense, net	(16)		1		(15)
Earnings before income taxes	15		1		16
Provision for income taxes	(2)		—		(2)
Net earnings attributable to PMI	$13		$1		$14
Other Comprehensive Earnings/(Losses):
Gains transferred to earnings	$(15)			$2	$(13)
Recognized losses	(40)			5	(35)
Net impact on equity	$(55)			$7	$(48)
Currency translation adjustments		$36		$(7)	$29

(in millions)	For the Six Months Ended June 30, 2013
Gain (Loss)	Cash Flow Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$125		$—		$125
Cost of sales	6		—		6
Marketing, administration and research costs	—		—		—
Operating income	131		—		131
Interest expense, net	(22)		2		(20)
Earnings before income taxes	109		2		111
Provision for income taxes	(14)		1		(13)
Net earnings attributable to PMI	$95		$3		$98
Other Comprehensive Earnings/(Losses):
Gains transferred to earnings	$(109)			$14	$(95)
Recognized gains	179			(23)	156
Net impact on equity	$70			$(9)	$61
Currency translation adjustments		$16		$(1)	$15

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in millions)	For the Three Months Ended June 30, 2014
Gain (Loss)	Cash Flow Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$17		$—		$17
Cost of sales	—		—		—
Marketing, administration and research costs	(1)		—		(1)
Operating income	16		—		16
Interest expense, net	(9)		3		(6)
Earnings before income taxes	7		3		10
Provision for income taxes	(1)		—		(1)
Net earnings attributable to PMI	$6		$3		$9
Other Comprehensive Earnings/(Losses):
Gains transferred to earnings	$(7)			$1	$(6)
Recognized losses	(13)			2	(11)
Net impact on equity	$(20)			$3	$(17)
Currency translation adjustments		$11		$4	$15

(in millions)	For the Three Months Ended June 30, 2013
Gain (Loss)	Cash Flow Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$84		$—		$84
Cost of sales	3		—		3
Marketing, administration and research costs	—		—		—
Operating income	87		—		87
Interest expense, net	(13)		2		(11)
Earnings before income taxes	74		2		76
Provision for income taxes	(10)		1		(9)
Net earnings attributable to PMI	$64		$3		$67
Other Comprehensive Earnings/(Losses):
Gains transferred to earnings	$(74)			$10	$(64)
Recognized gains	70			(10)	60
Net impact on equity	$(4)			$—	$(4)
Currency translation adjustments		$13		$(1)	$12

Each type of hedging activity is described in greater detail below.
Cash Flow Hedges
PMI has entered into foreign exchange contracts to hedge foreign currency exchange risk related to certain forecasted transactions. The effective portion of gains and losses associated with qualifying cash flow hedge contracts is deferred as a component of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. During the six months and three months ended June 30, 2014 and 2013, ineffectiveness related to cash flow hedges was not material. As of June 30, 2014, subtantially all of PMI's hedged forecasted transactions are for periods not

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

exceeding the next eighteen months with the exception of one foreign exchange contract that expires in May 2024. The impact of these hedges is included in operating cash flows on PMI’s condensed consolidated statements of cash flows.

For the six months and three months ended June 30, 2014 and 2013, foreign exchange contracts that were designated as cash flow hedging instruments impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives
		2014	2013	2014	2013
Foreign exchange contracts				$(40)	$179
	Net revenues	$32	$125
	Cost of sales	—	6
	Marketing, administration and research costs	(1)	—
	Interest expense, net	(16)	(22)
Total		$15	$109	$(40)	$179

(pre-tax, in millions)	For the Three Months Ended June 30,
Derivatives in Cash Flow Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives
		2014	2013	2014	2013
Foreign exchange contracts				$(13)	$70
	Net revenues	$17	$84
	Cost of sales	—	3
	Marketing, administration and research costs	(1)	—
	Interest expense, net	(9)	(13)
Total		$7	$74	$(13)	$70

Hedges of Net Investments in Foreign Operations
PMI designates certain foreign currency denominated debt and foreign exchange contracts as net investment hedges of its foreign operations. For the six months ended June 30, 2014 and 2013, these hedges of net investments resulted in gains, net of income taxes of $93 million and $36 million, respectively. For the three months ended June 30, 2014 and 2013, these hedges of net investments resulted in gains (losses), net of income taxes, of $76 million and $(55) million, respectively. These gains (losses) were reported as a component of accumulated other comprehensive losses within currency translation adjustments. For the six months and three months ended June 30, 2014 and 2013, ineffectiveness related to net investment hedges was not material. Other investing cash flows on PMI’s condensed consolidated statements of cash flows include the premiums paid for, and settlements of, net investment hedges.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the six months and three months ended June 30, 2014 and 2013, foreign exchange contracts that were designated as net investment hedging instruments impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Six Months Ended June 30,
Derivatives in Net Investment Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives
		2014	2013	2014	2013
Foreign exchange contracts				$36	$16
	Interest expense, net	$—	$—

(pre-tax, in millions)	For the Three Months Ended June 30,
Derivatives in Net Investment Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives
		2014	2013	2014	2013
Foreign exchange contracts				$11	$13
	Interest expense, net	$—	$—

Other Derivatives
PMI has entered into foreign exchange contracts to hedge the foreign currency exchange and interest rate risks related to intercompany loans between certain subsidiaries, and third-party loans. While effective as economic hedges, no hedge accounting is applied for these contracts; therefore, the unrealized gains (losses) relating to these contracts are reported in PMI’s condensed consolidated statements of earnings. For the six months ended June 30, 2014 and 2013, the gains (losses) from contracts for which PMI did not apply hedge accounting were $94 million and $(20) million, respectively. For the three months ended June 30, 2014 and 2013, the gains from contracts for which PMI did not apply hedge accounting were $142 million and $70 million, respectively. The gains (losses) from these contracts substantially offset the losses and gains generated by the underlying intercompany and third-party loans being hedged.

As a result, for the six months and three months ended June 30, 2014 and 2013, these items impacted the condensed consolidated statements of earnings as follows:

(pre-tax, in millions)	For the Three Months Ended June 30,
Derivatives not Designated as Hedging Instruments	Statement of Earnings Classification of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Earnings
		For the Six Months Ended June 30,		For the Three Months Ended June 30,
		2014	2013	2014	2013
Foreign exchange contracts
	Interest expense, net	$1	$2	$3	$2

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses
Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2014	2013	2014	2013
Gain at beginning of period	$63	$92	$32	$157
Derivative (gains)/losses transferred to earnings	(13)	(95)	(6)	(64)
Change in fair value	(35)	156	(11)	60
Gain as of June 30,	$15	$153	$15	$153
At June 30, 2014, PMI expects $19 million of derivative gains that are included in accumulated other comprehensive losses to be reclassified to the condensed consolidated statement of earnings within the next twelve months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.
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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The redeemable noncontrolling interest balance at June 30, 2013 was $1,296 million. The movement in redeemable noncontrolling interest for the six months ended June 30, 2013 was as follows:

(in millions)
Redeemable noncontrolling interest at December 31, 2012	$1,301
Share of net earnings	67
Dividend payments	(48)
Currency translation losses	(24)
Redeemable noncontrolling interest at June 30, 2013	$1,296

Note 8. Earnings Per Share:
Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2014	2013	2014	2013
Net earnings attributable to PMI	$3,726	$4,249	$1,851	$2,124
Less distributed and undistributed earnings attributable to share-based payment awards	17	23	9	11
Net earnings for basic and diluted EPS	$3,709	$4,226	$1,842	$2,113
Weighted-average shares for basic and diluted EPS	1,577	1,639	1,571	1,631
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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Segment data were as follows:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2014	2013	2014	2013
Net revenues:
European Union	$14,448	$13,768	$7,829	$7,245
Eastern Europe, Middle East & Africa	10,236	9,800	5,674	5,377
Asia	9,572	10,632	5,097	5,381
Latin America & Canada	4,574	4,810	2,451	2,480
Net revenues	$38,830	$39,010	$21,051	$20,483
Earnings before income taxes:
Operating companies income:
European Union	$1,689	$2,020	$711	$1,082
Eastern Europe, Middle East & Africa	2,014	1,880	1,087	945
Asia	1,815	2,470	900	1,128
Latin America & Canada	467	509	265	255
Amortization of intangibles	(44)	(48)	(22)	(24)
General corporate expenses	(80)	(112)	(40)	(54)
Less:
Equity (income)/loss in unconsolidated subsidiaries, net	(36)	9	(27)	5
Operating income	5,825	6,728	2,874	3,337
Interest expense, net	(522)	(482)	(254)	(246)
Earnings before income taxes	$5,303	$6,246	$2,620	$3,091
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
The table below lists the number of tobacco-related cases pending against us and/or our subsidiaries or indemnitees as of July 30, 2014, August 1, 2013 and August 1, 2012:

Type of Case	Number of Cases Pending as of July 30, 2014	Number of Cases Pending as of August 1, 2013	Number of Cases Pending as of August 1, 2012
Individual Smoking and Health Cases	63	63	74
Smoking and Health Class Actions	11	11	10
Health Care Cost Recovery Actions	15	15	14
Lights Class Actions	1	1	2
Individual Lights Cases	2	1	7
Public Civil Actions	2	4	3
Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 422 Smoking and Health, Lights, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Ten cases have had decisions in favor of plaintiffs. Eight of these cases have subsequently reached final resolution in our favor and two remain on appeal.

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
In March 2011, the Court of Appeals affirmed the trial court's decision and denied Philip Morris Brasil's appeal. The Court of Appeals increased the amount of damages awarded to the plaintiff to R$100,000 (approximately $44,800). Philip Morris Brasil has appealed this decision.

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
As of July 30, 2014, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•
63 cases brought by individual plaintiffs in Argentina (24), Brazil (23), Canada (2), Chile (6), Costa Rica (2), Greece (1), Italy (3), the Philippines (1) and Scotland (1), compared with 63 such cases on August 1, 2013, and 74 cases on August 1, 2012; and

•	11 cases brought on behalf of classes of individual plaintiffs in Brazil (2) and Canada (9), compared with 11 such cases on August 1, 2013 and 10 such cases on August 1, 2012.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In the second class action pending in Brazil, Public Prosecutor of São Paulo v. Philip Morris Brasil Industria e Comercio Ltda., Civil Court of the City of São Paulo, Brazil, filed August 6, 2007, our subsidiary is a defendant. The plaintiff, the Public Prosecutor of the State of São Paulo, is seeking (i) damages on behalf of all smokers nationwide, former smokers, and their relatives; (ii) damages on behalf of people exposed to environmental tobacco smoke nationwide, and their relatives; and (iii) reimbursement of the health care costs allegedly incurred for the treatment of tobacco-related diseases by all Brazilian States and Municipalities, and the Federal District. In an interim ruling issued in December 2007, the trial court limited the scope of this claim to the State of São Paulo only. In December 2008, the Seventh Civil Court of São Paulo issued a decision declaring that it lacked jurisdiction because the case involved issues similar to the ADESF case discussed above and should be transferred to the Nineteenth Lower Civil Court in São Paulo where the ADESF case is pending. The court further stated that these cases should be consolidated for the purposes of judgment. In April 2010, the São Paulo Court of Appeals reversed the Seventh Civil Court's decision that consolidated the cases, finding that they are based on different legal claims and are progressing at different stages of proceedings. This case was returned to the Seventh Civil Court of São Paulo, and our subsidiary filed its closing arguments in December 2010. In March 2012, the trial court dismissed the case on the merits. In January 2014, the São Paulo Court of Appeals rejected plaintiff’s appeal and affirmed the trial court decision. Plaintiff may appeal.
In the first class action pending in Canada, Cecilia Letourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, our subsidiary and other Canadian manufacturers are defendants. The plaintiff, an individual smoker, is seeking compensatory and punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005. In February 2011, the trial court ruled that the federal government would remain as a third party in the case. In November 2012, the Court of Appeals dismissed defendants' third-party claims against the federal government. Trial began on March 12, 2012. Closing arguments are scheduled to take place from September through November 2014, with a judgment to follow at an indeterminate point after the conclusion of the trial proceedings.
In the second class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, our subsidiary and other Canadian manufacturers are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, are seeking compensatory and punitive damages for each member of the class who allegedly suffers from certain smoking-related diseases. The class was certified in 2005. In February 2011, the trial court ruled that the federal government would remain as a third party in the case. In November 2012, the Court of Appeals dismissed defendants' third-party claims against the federal government. Trial began on March 12, 2012. Closing arguments are scheduled to take place from September through November 2014, with a judgment to follow at an indeterminate point after the conclusion of the trial proceedings.
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
As of July 30, 2014, there were 15 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Canada (9), Korea (1) and Nigeria (5), compared with 15 such cases on August 1, 2013 and 14 such cases on August 1, 2012.
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
In the fifth health care cost recovery case filed in Canada, Attorney General of Quebec v. Imperial Tobacco Limited, et al., Superior Court of Quebec, Canada, filed June 8, 2012, we, our subsidiary, our indemnitee (PM USA), and other members of the industry are defendants. The claim was filed by the government of the province of Quebec based on legislation enacted in the province that is similar to the laws enacted in several other Canadian provinces. The legislation authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” Pre-trial discovery has begun.
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
In the health care cost recovery case in Korea, the National Health Insurance Service v. KT&G, et. al., filed April 14, 2014, our subsidiary and other Korean manufacturers are defendants. Plaintiff alleges that defendants concealed the health hazards of smoking, marketed to youth, added ingredients to make their products more harmful and addictive, and misled consumers into believing that Lights cigarettes are safer than regular cigarettes. The National Health Insurance Service seeks to recover approximately $53.7 million allegedly incurred in treating 3,484 patients with small cell lung cancer, squamous cell lung cancer, and squamous cell laryngeal cancer from 2003 to 2012. We have been served.

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

As of July 30, 2014, the following lights cases were pending against our subsidiaries or indemnitees:

•	1 case brought on behalf of individual plaintiffs in Israel, compared with 1 such case on August 1, 2013 and 2 such cases on August 1, 2012; and

•	2 cases brought by individual plaintiffs in Chile (1) and Italy (1), compared with 1 such case on August 1, 2013, and 7 such cases on August 1, 2012.
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
As of July 30, 2014, there were 2 public civil actions pending against our subsidiaries in Argentina (1) and Venezuela (1), compared with 4 such cases on August 1, 2013, and 3 such cases on August 1, 2012.
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

PMI’s effective tax rates for the six months and three months ended June 30, 2014 were 28.8% and 28.7%, respectively. PMI's effective tax rates for the six months and three months ended June 30, 2013 were 29.2% and 28.9%, respectively. The effective tax rate for the six months ended June 30, 2013 was unfavorably impacted by the additional expense associated with the Act ($17 million). Excluding the special 2013 tax item, the change in the effective tax rate for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, was primarily due to earnings mix and repatriation cost differences.

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

Note 12. Indebtedness:
Short-term Borrowings:
At June 30, 2014 and December 31, 2013, PMI’s short-term borrowings, consisting of commercial paper and bank loans to certain PMI subsidiaries, had a carrying value of $1,941 million and $2,400 million, respectively. The fair value of PMI’s short-term borrowings, based on current market interest rates, approximates carrying value.

Long-term Debt:
At June 30, 2014 and December 31, 2013, PMI’s long-term debt consisted of the following:

(in millions)	June 30, 2014	December 31, 2013
U.S. dollar notes, 0.277% to 6.375% (average interest rate 3.878%), due through 2043	$15,259	$16,500
Foreign currency obligations:
Euro notes, 1.750% to 5.875% (average interest rate 3.104%), due through 2033	10,253	7,303
Swiss franc notes, 0.750% to 2.000% (average interest rate 1.217%), due through 2024	1,871	1,289
Other (average interest rate 3.644%), due through 2024	185	186
	27,568	25,278
Less current portion of long-term debt	407	1,255
	$27,161	$24,023
Other foreign currency debt above includes mortgage debt in Switzerland and capital lease obligations at June 30, 2014 and December 31, 2013.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

PMI's debt issuances in the first six months of 2014 were as follows:

(in millions)
Type		Face Value (d)	Interest Rate	Issuance	Maturity

EURO notes	(a)	€750 (approximately $1,029)	1.875%	March 2014	March 2021
EURO notes	(a)	€1,000 (approximately $1,372)	2.875%	March 2014	March 2026
EURO notes	(b)	€500 (approximately $697)	2.875%	May 2014	May 2029
Swiss franc notes	(c)	CHF275 (approximately $311)	0.750%	May 2014	December 2019
Swiss franc notes	(b)	CHF250 (approximately $283)	1.625%	May 2014	May 2024

(a) Interest on these notes is payable annually in arrears beginning in March 2015.
(b) Interest on these notes is payable annually in arrears beginning in May 2015.
(c) Interest on these notes is payable annually in arrears beginning in December 2014.
(d) U.S. dollar equivalents for foreign currency notes were calculated based on exchange rates on the date of issuance.
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
At June 30, 2014, PMI's total committed credit facilities were as follows:

(in billions)

Type	Committed Credit Facilities
364-day revolving credit, expiring February 10, 2015	$2.0
Multi-year revolving credit, expiring February 28, 2019	2.5
Multi-year revolving credit, expiring October 25, 2016	3.5
Total facilities	$8.0

At June 30, 2014, there were no borrowings under these committed credit facilities, and the entire committed amounts were available for borrowing.

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
Debt
The fair value of PMI’s outstanding debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. The aggregate carrying value of PMI’s debt, excluding short-term borrowings and $16 million of capital lease obligations, was $27,552 million at June 30, 2014. The fair value of PMI’s outstanding debt, excluding the aforementioned short-term borrowings and capital lease obligations, has been classified within Level 1 and Level 2 in the table shown below.

The aggregate fair values of PMI’s derivative financial instruments and debt as of June 30, 2014, were as follows:

(in millions)	Fair Value at June 30, 2014	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$90	$—	$90	$—
Total assets	$90	$—	$90	$—
Liabilities:
Debt	$29,444	$29,255	$189	$—
Foreign exchange contracts	114	—	114	—
Total liabilities	$29,558	$29,255	$303	$—

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 14. Accumulated Other Comprehensive Losses:
PMI’s accumulated other comprehensive losses, net of taxes, consisted of the following:

(in millions)	At June 30, 2014	At December 31, 2013	At June 30, 2013
Currency translation adjustments	$(2,323)	$(2,207)	$(1,021)
Pension and other benefits	(2,006)	(2,046)	(3,247)
Derivatives accounted for as hedges	15	63	153
Total accumulated other comprehensive losses	$(4,314)	$(4,190)	$(4,115)

Reclassifications from Other Comprehensive Earnings

The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement are shown on the condensed consolidated statements of comprehensive earnings for the six months and three months ended June 30, 2014 and 2013. For additional information, see Note 4. Benefit Plans and Note 6. Financial Instruments for disclosures related to PMI's pension and other benefits, and derivative financial instruments, respectively.

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

The effects of these foreign exchange contract assets and liabilities on PMI's condensed consolidated balance sheets were as follows:

(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Received/Pledged
						Net Amount

At June 30, 2014
Assets
Foreign exchange contracts	$90	$—	$90	$(21)	$(56)	$13
Liabilities
Foreign exchange contracts	$114	$—	$114	$(21)	$(89)	$4
At December 31, 2013
Assets
Foreign exchange contracts	$153	$—	$153	$(52)	$(79)	$22
Liabilities
Foreign exchange contracts	$116	$—	$116	$(52)	$(47)	$17

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 16. Investments in Unconsolidated Subsidiaries:

At June 30, 2014 and December 31, 2013, PMI had total investments in unconsolidated subsidiaries of $1,508 million and $1,536 million, respectively, which were accounted for under the equity method of accounting. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses and movements in currency translation adjustments. The carrying value of our equity method investments at the acquisition date exceeded our share of the unconsolidated subsidiaries' book value by $1,417 million, including $1,264 million attributable to goodwill. The difference between the investment carrying value and the amount of underlying equity in net assets, excluding the $1,264 million attributable to goodwill, is being amortized on a straight-line basis over the underlying assets' estimated useful lives of 3 to 20 years. At June 30, 2014 and December 31, 2013, PMI received year-to-date dividends from unconsolidated subsidiaries of $45 million and $1 million, respectively.
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
On December 12, 2013, PMI acquired from Megapolis Investment BV a 20% equity interest in Megapolis Distribution BV, the holding company of CJSC TK Megapolis ("Megapolis"), PMI's distributor in Russia, for a purchase price of $760 million. An additional payment of up to $100 million, which is contingent on Megapolis's operational performance over the four fiscal years following the closing of the transaction, will also be made by PMI if the performance criteria are satisfied. PMI has also agreed to provide Megapolis Investment BV with a $100 million interest-bearing loan. PMI and Megapolis Investment BV have agreed to set off any future contingent payments owed by PMI against the future repayments due under the loan agreement. Any loan repayments in excess of the contingent consideration earned by the performance of Megapolis are due to be repaid, in cash, to PMI on March 31, 2017. At December 31, 2013, PMI had recorded a $100 million asset related to the loan receivable and a discounted liability of $86 million related to the contingent consideration. The initial investment in Megapolis was recorded at cost and is included in investments in unconsolidated subsidiaries on the condensed consolidated balance sheets.
At June 30, 2014 and December 31, 2013, PMI's investments in other unconsolidated subsidiaries were $40 million and $42 million, respectively, with ownership percentages ranging from 40% to 50%.
PMI’s earnings activity from unconsolidated subsidiaries was as follows:

(in millions)	For the Six Months Ended June 30, 2014	For the Three Months Ended June 30, 2014

Net revenues	$2,606	$1,420

PMI’s balance sheet activity related to unconsolidated subsidiaries was as follows:

(in millions)	At June 30, 2014	At December 31, 2013

Receivables	$584	$470
Notes receivable	$102	$100
Other liabilities	$90	$86

The activity primarily related to agreements with PMI’s unconsolidated subsidiaries within the Eastern Europe, Middle East & Africa Region. These agreements, which are in the ordinary course of business, are primarily for distribution, contract manufacturing and licenses. PMI eliminated its respective share of all significant intercompany transactions with the equity method investees.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 17. Acquisitions and Other Business Arrangements:

In June 2014, PMI acquired 100% of Nicocigs Limited, a leading U.K.-based e-vapor company, for $103 million, net of cash acquired, with additional contingent payments of up to $77 million, primarily relating to performance targets over a three-year period. The purchase price allocation is expected to be completed by the third quarter of 2014. The effect of this acquisition was not material to PMI's consolidated financial position, results of operations or cash flows in any of the periods presented.

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

Note 18. New Accounting Standards:

On May 28, 2014, the Financial Accounting Standards Board issued Accounting Standards Update ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 contains principles that an entity will need to apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.
Entities can apply the final standard using one of the following two methods:

1.	retrospectively to each prior period presented; or

2.
retrospectively, with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application, with additional disclosures in reporting periods that include the date of initial application.

ASU 2014-09 is effective for interim and annual reporting periods beginning on or after January 1, 2017. Early application is not permitted. PMI is currently assessing the impact that the adoption of ASU 2014-09 will have on its financial position or results of operations.

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

Consolidated Operating Results for the Six Months Ended June 30, 2014 – The changes in our reported diluted earnings per share (“diluted EPS”) for the six months ended June 30, 2014, from the comparable 2013 amounts, were as follows:

	Diluted EPS	% Growth
For the six months ended June 30, 2013	$2.58
2013 Asset impairment and exit costs	—
2013 Tax items	0.01
Subtotal of 2013 items	0.01
2014 Asset impairment and exit costs	(0.25)
2014 Tax items	—
Subtotal of 2014 items	(0.25)
Currency	(0.31)
Interest	(0.02)
Change in tax rate	0.03
Impact of lower shares outstanding and share-based payments	0.09
Operations	0.22
For the six months ended June 30, 2014	$2.35	(8.9)%
Asset Impairment and Exit Costs – During the six months ended June 30, 2014, we recorded pre-tax asset impairment and exit costs of $512 million ($400 million after tax or $0.25 per share) related to the factory closures in the Netherlands and Australia. During the six months ended June 30, 2013, we recorded pre-tax asset impairment and exit costs of $8 million (less than one cent impact on diluted EPS) related to the termination of distribution agreements in Asia.
On April 4, 2014, we announced the initiation by our affiliate, Philip Morris Holland B.V. ("PMH"), of consultations with employee representatives on a proposal to discontinue cigarette production at its factory located in Bergen op Zoom, the Netherlands. PMH has reached an agreement with the trade unions and their members on a social plan, and plans to cease cigarette production by September 1, 2014. PMI expects to incur a total pre-tax charge of approximately $560 million for the total program, of which $488 million has been recorded as asset impairment and exit costs for the six months ended June 30, 2014. For further details, see the "Asset Impairment and Exit Costs" section of the following "Discussion and Analysis."
Income Taxes – Our effective income tax rate for the six months ended June 30, 2014 decreased by 0.4 percentage points to 28.8%. The effective tax rate for the six months ended June 30, 2013 was unfavorably impacted by the additional expense associated with the enactment of the American Taxpayer Relief Act of 2012 ($17 million). The special tax item discussed in this paragraph decreased our diluted EPS by $0.01 in 2013. Excluding the impact of this special tax item, the change in tax rate that increased our diluted EPS by $0.03 per share in 2014 was primarily due to earnings mix and repatriation cost differences.
Currency – The unfavorable currency impact during the reporting period was due primarily to the Argentine peso, Australian dollar, Indonesian rupiah, Japanese yen, Russian ruble, Swiss franc, Turkish lira and the Ukraine hryvnia.

Interest – The unfavorable impact of interest was due primarily to higher average debt levels, partially offset by lower average interest rates on debt.
Lower Shares Outstanding and Share-Based Payments – The favorable diluted EPS impact was due to the repurchase of our common stock pursuant to our share repurchase program.
Operations – The increase in diluted EPS of $0.22 from our operations in the table above was due to the following segments:

•	EEMA: Higher pricing and higher equity income in unconsolidated subsidiaries, partially offset by unfavorable volume/mix and higher manufacturing costs;

•	LA&C: Higher pricing, partially offset by unfavorable volume/mix, higher marketing, administration and research costs and higher manufacturing costs; and

•	European Union: Higher pricing, partially offset by unfavorable volume/mix;
partially offset by:

•	Asia: Unfavorable volume/mix and higher manufacturing costs, partially offset by higher pricing and lower marketing, administration and research costs.

Consolidated Operating Results for the Three Months Ended June 30, 2014 – The changes in our reported diluted EPS for the three months ended June 30, 2014, from the comparable 2013 amounts, were as follows:

	Diluted EPS	% Growth
For the three months ended June 30, 2013	$1.30
2013 Asset impairment and exit costs	—
2013 Tax items	—
Subtotal of 2013 items	—
2014 Asset impairment and exit costs	(0.24)
2014 Tax items	—
Subtotal of 2014 items	(0.24)
Currency	(0.15)
Interest	—
Change in tax rate	0.03
Impact of lower shares outstanding and share-based payments	0.03
Operations	0.20
For the three months ended June 30, 2014	$1.17	(10.0)%
Asset Impairment and Exit Costs – During the second quarter of 2014, we recorded pre-tax asset impairment and exit costs of $489 million ($384 million after tax or $0.24 per share) related to factory closures in the Netherlands and Australia. During the three months ended June 30, 2013, we recorded pre-tax asset impairment and exit costs of $5 million (less than one cent impact on diluted EPS) related to the termination of distribution agreements in Asia.
As previously discussed, on April 4, 2014, we announced the initiation by our affiliate, PMH, of consultations with employee representatives on a proposal to discontinue cigarette production at its factory located in Bergen op Zoom, the Netherlands. PMH has reached an agreement with the trade unions and their members on a social plan, and plans to cease cigarette production by September 1, 2014. PMI expects to incur a total pre-tax charge of approximately $560 million for the total program, of which $488 million has been recorded as asset impairment and exit costs for the three months ended June 30, 2014. For further details, see the "Asset Impairment and Exit Costs" section of the following "Discussion and Analysis."
Income Taxes – Our effective income tax rate for the three months ended June 30, 2014 decreased by 0.2 percentage points to 28.7%. The change in tax rate that increased our diluted EPS by $0.03 per share in 2014 was primarily due to earnings mix and repatriation cost differences.
Currency – The unfavorable currency impact during the reporting period was due primarily to the Argentine peso, Australian dollar, Indonesian rupiah, Japanese yen, Russian ruble, Swiss franc, Turkish lira and the Ukraine hryvnia.
Lower Shares Outstanding and Share-Based Payments – The favorable diluted EPS impact was due to the repurchase of our common stock pursuant to our share repurchase program.

Operations – The increase in diluted EPS of $0.20 from our operations in the table above was due primarily to the following segments:

•	EEMA: Higher pricing and higher equity income in unconsolidated subsidiaries, partially offset by unfavorable volume/mix and higher manufacturing costs;

•	LA&C: Higher pricing, partially offset by unfavorable volume/mix, higher manufacturing costs and higher marketing, administration and research costs; and

•	European Union: Favorable volume/mix and higher pricing, partially offset by higher marketing, administration and research costs;
partially offset by:

•	Asia: Unfavorable volume/mix and higher manufacturing costs, partially offset by higher pricing and lower marketing, administration and research costs.

For further details, see the “Consolidated Operating Results” and “Operating Results by Business Segment” sections of the following “Discussion and Analysis.”

2014 Forecasted Results - On July 17, 2014, we reaffirmed our 2014 full-year reported diluted EPS forecast to be in a range of $4.87 to $4.97 versus $5.26 in 2013, as previously announced on June 26, 2014.
On an adjusted basis, diluted EPS are projected to increase in the range of 6% to 8% versus adjusted diluted EPS of $5.40 in 2013. This adjustment reflects:

•	a $0.01 per share after-tax charge recorded as asset impairment and exit costs in the first quarter of 2014 relating to the decision to cease cigarette production in Australia by the end of 2014;

•
a pre-tax charge, related to the decision to discontinue cigarette production in the Netherlands in 2014, of $488 million, or an after-tax charge of $0.24 per share, recorded as asset impairment and exit costs in the second quarter of 2014; and

•	an unfavorable currency impact, at prevailing exchange rates, of approximately $0.61 for the full-year 2014.
This forecast includes a productivity and cost savings target of $300 million and a share repurchase target of $4.0 billion. Down-trading and heavy price discounting at the low end of the market in Australia, in combination with the impact of plain packaging, could place us at the lower end of our forecast for currency-neutral adjusted diluted EPS growth of 6% to 8% for the full year.
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

Discussion and Analysis
Consolidated Operating Results
See pages 68-72 for a discussion of our "Cautionary Factors That May Affect Future Results." Our cigarette volume, net revenues, excise taxes on products and operating companies income by segment were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2014	2013	2014	2013
Cigarette volume:
European Union	91,618	91,690	49,913	48,723
Eastern Europe, Middle East & Africa	136,176	143,132	74,170	76,298
Asia	146,454	153,207	75,653	80,588
Latin America & Canada	44,514	45,817	23,065	23,290
Total cigarette volume	418,762	433,846	222,801	228,899
Net revenues:
European Union	$14,448	$13,768	$7,829	$7,245
Eastern Europe, Middle East & Africa	10,236	9,800	5,674	5,377
Asia	9,572	10,632	5,097	5,381
Latin America & Canada	4,574	4,810	2,451	2,480
Net revenues	$38,830	$39,010	$21,051	$20,483
Excise taxes on products:
European Union	$10,042	$9,592	$5,436	$5,039
Eastern Europe, Middle East & Africa	5,944	5,576	3,391	3,196
Asia	5,079	5,150	2,786	2,689
Latin America & Canada	3,051	3,191	1,641	1,642
Excise taxes on products	$24,116	$23,509	$13,254	$12,566
Operating income:
Operating companies income:
European Union	$1,689	$2,020	$711	$1,082
Eastern Europe, Middle East & Africa	2,014	1,880	1,087	945
Asia	1,815	2,470	900	1,128
Latin America & Canada	467	509	265	255
Amortization of intangibles	(44)	(48)	(22)	(24)
General corporate expenses	(80)	(112)	(40)	(54)
Less:
Equity (income)/loss in unconsolidated subsidiaries, net	(36)	9	(27)	5
Operating income	$5,825	$6,728	$2,874	$3,337
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

Consolidated Operating Results for the Six Months Ended June 30, 2014
The following discussion compares our consolidated operating results for the six months ended June 30, 2014, with the six months ended June 30, 2013.
Our cigarette shipment volume of 418.8 billion units decreased by 15.1 billion units (3.5%), due principally to:

•	the European Union, reflecting lower total markets, partially offset by market share growth;

•
EEMA, due mainly to a lower total market in Russia, and lower market share in Egypt, Serbia and Ukraine, partially offset by a higher total market and share of market in Algeria and a higher total market in Turkey;

•
Asia, mainly reflecting a lower total market and share and unfavorable estimated inventory movements in Japan, and lower market share in Pakistan and Indonesia, partially offset by a higher market share in the Philippines; and

•	Latin America & Canada, principally due to a lower total market in Mexico, driven by estimated trade inventory movements.

Our market share increased in a number of key markets including Algeria, Argentina, Austria, Brazil, Canada, France, Germany, Greece, Italy, Korea, the Netherlands, the Philippines, Poland, Portugal, Russia, Saudi Arabia, Spain, Thailand and the United Kingdom.

Total cigarette shipments of Marlboro of 139.0 billion units decreased by 1.5%, due primarily to Latin America & Canada, notably Mexico; the European Union, primarily France and Poland; and EEMA, mainly Russia and Ukraine; partially offset by Asia, driven primarily by Indonesia and the Philippines.
Total cigarette shipments of L&M of 45.2 billion units were down by 4.6%, due notably to Egypt, Poland, Saudi Arabia and Turkey, partially offset by Germany. Total cigarette shipments of Bond Street of 20.4 billion units decreased by 5.1%, due predominantly to Hungary, Kazakhstan and Serbia, partially offset by Australia. Total cigarette shipments of Parliament of 22.3 billion units were up by 4.7%, driven mainly by Turkey, partially offset by Kazakhstan, Russia and Ukraine. Total cigarette shipments of Philip Morris of 15.8 billion units decreased by 8.3%, due primarily to the morphing to Lark in Japan, partially offset by Argentina. Total cigarette shipments of Chesterfield of 20.6 billion units were up by 24.4%, due primarily to Italy, Poland and Turkey, partially offset by Russia and Ukraine. Total cigarette shipments of Lark of 13.7 billion units decreased by 7.1%, due primarily to Japan and Turkey.
Our other tobacco products ("OTP") primarily include tobacco for roll-your-own and make-your-own cigarettes, pipe tobacco, cigars and cigarillos. Total shipment volume of OTP, in cigarette equivalent units, increased by 1.5% to 16.4 billion cigarette equivalent units, mainly due to growth in the fine cut category, principally in Belgium, Czech Republic and Hungary, partially offset by declines in France and Spain.
Total shipment volume for cigarettes and OTP, in cigarette equivalent units, was down by 3.3%.
Our net revenues and excise taxes on products were as follows:

	For the Six Months Ended June 30,
(in millions)	2014	2013	Variance	%
Net revenues	$38,830	$39,010	$(180)	(0.5)%
Excise taxes on products	24,116	23,509	607	2.6%
Net revenues, excluding excise taxes on products	$14,714	$15,501	$(787)	(5.1)%
Currency movements decreased net revenues by $2.5 billion and net revenues, excluding excise taxes on products by $1.0 billion. The $1.0 billion decrease was due primarily to the Argentine peso, Australian dollar, Indonesian rupiah, Japanese yen, Russian ruble, Turkish lira and the Ukraine hryvnia, partially offset by the Euro.

Net revenues shown in the table above include $991 million in 2014 and $922 million in 2013 related to sales of OTP. These net revenue amounts include excise taxes billed to customers. Excluding excises taxes, net revenues for OTP were $368 million in 2014 and $363 million in 2013.

Net revenues, which include excise taxes billed to customers, decreased by $180 million (0.5%). Excluding excise taxes, net revenues decreased by $787 million (5.1%) to $14.7 billion. This decrease was due to:

•	unfavorable currency ($1.0 billion) and

•	unfavorable volume/mix ($670 million), partly offset by

•	price increases ($900 million).
Excise taxes on products increased by $607 million (2.6%), due to:

•	higher excise taxes resulting from changes in retail prices and tax rates ($2.4 billion), partly offset by

•	favorable currency ($1.5 billion) and

•	volume/mix ($302 million).

Governments have consistently increased excise taxes in most of the markets in which we operate. As discussed under the caption “Business Environment,” we expect excise taxes to continue to increase.
Our cost of sales; marketing, administration and research costs; and operating income were as follows:

	For the Six Months Ended June 30,
(in millions)	2014	2013	Variance	%
Cost of sales	$5,070	$5,190	$(120)	(2.3)%
Marketing, administration and research costs	3,263	3,527	(264)	(7.5)%
Operating income	5,825	6,728	(903)	(13.4)%
Cost of sales decreased $120 million (2.3%), due to:

•	favorable currency ($181 million) and

•	volume/mix ($123 million), partly offset by

•
higher manufacturing costs ($184 million, principally in Egypt due to the impact of the change in our new business structure). For further details on our change in business structure in Egypt, see the "Acquisitions and Other Business Arrangements" section of this "Discussion and Analysis."

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

Marketing, administration and research costs decreased by $264 million (7.5%), due to:

•	favorable currency ($230 million) and

•	lower expenses ($34 million, primarily lower corporate expenses).
Operating income decreased by $903 million (13.4%). This decrease was due primarily to:

•	unfavorable currency ($604 million),

•	unfavorable volume/mix ($547 million),

•	higher pre-tax charges for asset impairment and exit costs ($504 million, primarily related to the decision to discontinue cigarette production in the Netherlands), and

•	higher manufacturing costs ($184 million), partly offset by

•	price increases ($900 million) and

•	lower marketing, administration and research costs ($34 million).

Interest expense, net, of $522 million increased $40 million, due primarily to higher average debt levels, partially offset by lower average interest rates on debt.

Our effective tax rate decreased by 0.4 percentage points to 28.8%. The effective tax rate for the six months ended June 30, 2013, was unfavorably impacted by the additional expense associated with the enactment of the American Taxpayer Relief Act of 2012 ($17 million). The effective tax rate is based on our full-year geographic earnings mix and cash repatriation plans. Changes in our cash repatriation plans could have an impact on the effective tax rate, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

We are regularly examined by tax authorities around the world, and we are currently under examination in a number of jurisdictions. It is reasonably possible that within the next twelve months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible charge cannot be made at this time.

Equity (income)/loss in unconsolidated subsidiaries, net, of ($36) million increased by $45 million, due primarily to higher earnings from our investments in the Eastern Europe, Middle East & Africa segment.

Net earnings attributable to PMI of $3.7 billion decreased by $523 million (12.3%). This decrease was due primarily to an unfavorable currency impact on operating income and higher interest expense, net, partially offset by a lower effective tax rate. Diluted and basic EPS of $2.35 decreased by 8.9%. Excluding an unfavorable currency impact of $0.31, diluted EPS increased by 3.1%.
Consolidated Operating Results for the Three Months Ended June 30, 2014
The following discussion compares our consolidated operating results for the three months ended June 30, 2014, with the three months ended June 30, 2013.
Our cigarette shipment volume of 222.8 billion units decreased by 6.1 billion units (2.7%), due principally to:

•	EEMA, due mainly to a lower total market in Russia that was partially offset by higher share, Egypt, Serbia and Ukraine, partially offset by Algeria and Turkey;

•
Asia, mainly reflecting a lower total market and share in Japan, lower share in Pakistan due to the timing of trade inventory movements, and lower estimated tax-paid industry cigarette volumes in the Philippines partly offset by higher share; partially offset by Indonesia driven by a higher total market; and

•	Latin America & Canada, due largely to the impact of tax-driven price increases in Canada, partially offset by:

•	European Union, driven notably by Germany, Italy and the United Kingdom, partly offset by France, Greece and Hungary.
Our market share increased in a number of key markets, including Algeria, Argentina, Austria, Brazil, Canada, Czech Republic, France, Greece, Italy, Kazakhstan, Korea, the Netherlands, the Philippines, Poland, Portugal, Russia, Saudi Arabia, Spain, Thailand and the United Kingdom.
Total cigarette shipments of Marlboro of 73.2 billion units increased by 1.0%, driven primarily by EEMA, notably Algeria and Saudi Arabia, and Asia, principally the Philippines. Total cigarette shipments of Marlboro were essentially flat in the European Union and down slightly in Latin America & Canada, predominantly due to Mexico.
Total cigarette shipments of L&M of 24.2 billion units decreased by 3.5%, due to EEMA, mainly Egypt, Saudi Arabia and Turkey, partially offset by growth in each of the other Regions. Total cigarette shipments of Bond Street of 11.1 billion units decreased by 4.0%, due predominantly to Hungary, Kazakhstan, Serbia and Ukraine, partially offset by Russia. Total cigarette shipments of Parliament of 12.4 billion units increased by 7.6%, driven mainly by Turkey. Total cigarette shipments of Philip Morris of 7.8 billion units decreased by 11.1%, due predominantly to the morphing to Lark in Japan. Total cigarette shipments of Chesterfield of 11.8 billion units increased by 33.2%, due primarily to Italy, Poland and Turkey, partially offset by Russia and Ukraine. Total cigarette shipments of Lark of 6.9 billion units decreased by 13.1%, due to timing of shipments and a lower total market in Japan following the consumption tax-driven retail price increases of April 1, 2014.
Total shipment volume of OTP, in cigarette equivalent units, increased by 4.2% to 8.4 billion cigarette equivalent units, mainly reflecting growth in the fine cut category, notably in Belgium, Czech Republic and Hungary, partly offset by France and Spain.

Total shipment volume for cigarettes and OTP, in cigarette equivalent units, decreased by 2.4%.
Our net revenues and excise taxes on products were as follows:

	For the Three Months Ended June 30,
(in millions)	2014	2013	Variance	%
Net revenues	$21,051	$20,483	$568	2.8%
Excise taxes on products	13,254	12,566	688	5.5%
Net revenues, excluding excise taxes on products	$7,797	$7,917	$(120)	(1.5)%

Currency movements decreased net revenues by $1.2 billion and net revenues, excluding excise taxes on products, by $475 million. The $475 million decrease was due primarily to the Argentine peso, Australian dollar, Indonesian rupiah, Japanese yen, Russian ruble, Turkish lira and the Ukraine hryvnia, partially offset by the Euro.

Net revenues shown in the table above include $521 million in 2014 and $472 million in 2013 related to sales of OTP. These net revenue amounts include excise taxes billed to customers. Excluding excises taxes, net revenues for OTP were $191 million in 2014 and $184 million in 2013.

Net revenues, which include excise taxes billed to customers, increased by $568 million (2.8%). Excluding excise taxes, net revenues decreased by $120 million (1.5)% to $7.8 billion. This decrease was due to:

•	unfavorable currency ($475 million) and

•	unfavorable volume/mix ($139 million), partly offset by

•	price increases ($494 million).
Excise taxes on products increased by $688 million (5.5%), due to:

•	higher excise taxes resulting from changes in retail prices and tax rates ($1.4 billion) and

•	volume/mix ($72 million), partly offset by

•	favorable currency ($749 million).
Our cost of sales; marketing, administration and research costs; and operating income were as follows:

	For the Three Months Ended June 30,
(in millions)	2014	2013	Variance	%
Cost of sales	$2,696	$2,701	$(5)	(0.2)%
Marketing, administration and research costs	1,716	1,850	(134)	(7.2)%
Operating income	2,874	3,337	(463)	(13.9)%
Cost of sales decreased by $5 million (0.2%), due to:

•	favorable currency ($65 million) and

•	volume/mix ($30 million), partly offset by

•	higher manufacturing costs ($90 million, principally in Egypt due to the impact of the change in our new business structure).

Marketing, administration and research costs decreased by $134 million (7.2%), due to:

•	favorable currency ($122 million) and

•	lower expenses ($12 million, primarily lower corporate expenses).

Operating income decreased by $463 million (13.9%), due primarily to:

•	higher pre-tax charges for asset impairment and exit costs ($484 million, primarily related to the decision to discontinue cigarette production in the Netherlands),

•	unfavorable currency ($287 million),

•	unfavorable volume/mix ($109 million) and

•	higher manufacturing costs ($90 million), partly offset by

•	price increases ($494 million) and

•	lower marketing, administration and research costs ($12 million).

Interest expense, net, of $254 million increased $8 million, due primarily to higher average debt levels, partially offset by lower average interest rates on debt.

Our effective tax rate decreased by 0.2 percentage points to 28.7%. The effective tax rate is based on our full-year geographic earnings mix and cash repatriation plans. Changes in our cash repatriation plans could have an impact on the effective tax rate, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

Equity (income)/loss in unconsolidated subsidiaries, net, of ($27) million increased by $32 million, due primarily to higher earnings from our investments in the Eastern Europe, Middle East & Africa segment.

Net earnings attributable to PMI of $1.9 billion decreased by $273 million (12.9%). This decrease was due primarily to an unfavorable currency impact on operating income. Diluted and basic EPS of $1.17 decreased by 10.0%. Excluding an unfavorable currency impact of $0.15, diluted EPS increased by 1.5%.

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

However, the FCTC governing body, the Conference of the Parties (“CoP”), has adopted non-binding guidelines and policy recommendations to certain articles of the FCTC, some of which we strongly oppose, including extreme measures such as point-of-sale display bans, plain packaging, bans on all forms of communications with adult smokers and ingredient restrictions or bans based on the concepts of palatability or attractiveness. Among other things, these measures would limit our ability to differentiate our products and disrupt competition, are not based on sound evidence of a public health benefit, are likely to lead to adverse consequences such as increased illicit trade and, in some cases, result in the expropriation of our trademarks and violate international treaties.

It is not possible to predict whether or to what extent measures recommended in the FCTC guidelines will be implemented. In some instances where these extreme measures have been adopted by national governments, we have commenced legal proceedings challenging them.

Excise and Sales Taxes: Excessive and disruptive tax increases and discriminatory tax structures are expected to continue to have an adverse impact on our profitability, due to lower consumption and consumer down-trading from premium to non-premium, discount, other low-price or low-taxed tobacco products, such as fine cut tobacco and illicit products. In addition, in certain jurisdictions, our products are subject to tax structures that discriminate against premium-price products and manufactured cigarettes. We oppose such extreme tax measures. We believe that they undermine public health by encouraging consumers to turn to the illicit trade for cheaper tobacco products and ultimately undercut government revenue objectives, disrupt the competitive environment and encourage criminal activity.

EU Tobacco Products Directive: In April 2014, the Council of Ministers and the European Parliament approved the text of a significantly revised EU Tobacco Products Directive that provides for:

•
health warnings covering 65% of the front and back panels of packs with specific health warning dimensions that will in effect prohibit various pack formats, such as certain packs for slim cigarettes, even though the agreed text does not ban slim cigarettes. Member States would also have the option to further standardize tobacco packaging, including, under certain conditions, by introducing plain packaging;

•	a ban on packs of fewer than 20 cigarettes;

•	a ban on some characterizing flavors in tobacco products with a six-year transition period for menthol from the date the revised Directive enters into force;

•	tracking and tracing measures requiring tracking at pack level down to retail, which we believe will provide no incremental benefit in the fight against illicit trade; and

•
a framework for the regulation of novel tobacco products and e-cigarettes (except for those found to be medicines or medical devices), including requirements for health warnings and information leaflets, prohibiting product packaging text related to reduced risk, and introducing notification requirements in advance of commercialization.

The revised Directive entered into force in May 2014. Member States are required to implement the Directive by May 2016.

In June 2014, two of our subsidiaries filed papers in the English High Court seeking judicial review of whether the Directive complies with existing EU Treaties. The claimants asked the English court to refer the case to the Court of Justice of the European Union. It is not possible to predict the outcome of this legal proceeding, which could last as long as two to three years.

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

To date, only Australia has implemented plain packaging, although a few other countries are considering it. For example, the U.K. Parliament passed legislation that allows the Secretary of State for Health to implement plain packaging via regulations if he determines it may contribute to reducing the risk of harm or promoting the health or welfare of people. In June 2014, the U.K. Department of Health published draft regulations and launched a short public consultation on the introduction of regulations for plain packaging, which runs until August 7, 2014.

In February 2014, draft plain packaging legislation in New Zealand had its first reading in Parliament and is now being considered by a Parliamentary Health Committee, although the government has indicated that the legislation is unlikely to be passed until the legal challenges to Australia’s plain packaging law are resolved.

A legislative plain packaging proposal in Ireland was published in June 2014, and is currently pending in the parliamentary process.

It is not possible to predict whether these or other legislative plain packaging proposals will be enacted.

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

We oppose plain packaging because it expropriates our valuable intellectual property by taking away our trademarks and moves the industry much closer to a commodity business where there is no distinction between brands and, therefore, the ability to compete for adult smoker market share is greatly reduced. Data from Australia appear to confirm that with plain packaging, adult smokers down-trade to lower price and lower margin brands and illicit products. According to recent industry-commissioned studies, illicit trade in Australia has increased since the implementation of plain packaging, with a significant shift towards branded illicit products (away from unbranded loose tobacco), and no impact on smoking prevalence among adults or youth.

Restrictions and Bans on the Use of Ingredients: Currently, the WHO and some others in the public health community recommend restrictions or total bans on the use of some or all ingredients in tobacco products, including menthol. Some regulators have considered and rejected such proposals, while others have proposed and, in a few cases, adopted restrictions or bans. In particular, as mentioned above, the European Union has adopted a ban of characterizing flavors in tobacco products, subject to an exemption until May 2020 for menthol, while sweeping ingredient bans have been adopted only by Canada (with an exemption for menthol) and Brazil.

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

In March 2013, the Ministry of Public Health in Thailand issued a regulation mandating health warnings covering 85% of the front and back of cigarette packs. While a lower court suspended this requirement pending the outcome of legal challenges by two of our affiliates, Thailand’s Supreme Administrative Court recently overturned this order and allowed the regulation to be implemented during the pendency of our affiliates’ claims. The legal challenges by our affiliates are still pending. It is not possible to predict the outcome of these proceedings.

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

Bans and Restrictions on Advertising, Marketing, Promotions and Sponsorships: For many years, the FCTC has called for, and countries have imposed, partial or total bans on tobacco advertising, marketing, promotions and sponsorships, including bans and restrictions on advertising on radio and television, in print and on the Internet. The FCTC also requires disclosure of expenditures on advertising, promotion and sponsorship where such activities are not prohibited. The FCTC guidelines recommend that governments adopt extreme and sweeping prohibitions, including all forms of communications to adult smokers. Where restrictions on advertising prevent us from communicating directly and effectively with adult smokers, they impede our ability to compete in the market. For this reason and because we believe that the available evidence does not show that marketing restrictions effectively reduce smoking, we oppose complete bans on advertising and communications that do not allow manufacturers to communicate directly and effectively with adult smokers.

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

Reduced cigarette ignition propensity standards are recommended by the FCTC guidelines, have been adopted in several of our markets (e.g., Australia, Canada, South Africa and the EU) and are being considered in several others. We believe that due to the costs to manufacturers of implementing such standards, their effectiveness at reducing the risk of cigarette-ignited fires in countries where they have been implemented should be examined before additional countries consider them.

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

Illicit Trade: The illicit tobacco trade creates a cheap and unregulated supply of tobacco products, undermines efforts to reduce smoking, especially among youth, damages legitimate businesses, stimulates organized crime, increases corruption and reduces government tax revenue. Illicit trade may account for as much as 10% of global cigarette consumption; this includes counterfeit, contraband and the growing problem of "illicit whites," which are unique cigarette brands manufactured predominantly for smuggling. We estimate that illicit trade in the European Union accounted for more than 10% of total cigarette consumption in 2013.

A number of jurisdictions are considering regulatory measures and government action to prevent illicit trade. In November 2012, the FCTC adopted the Protocol to Eliminate Illicit Trade in Tobacco Products (the “Protocol”), which includes supply chain control measures, such as licensing of manufacturers and distributors, enforcement in free trade zones, controls on duty free and Internet sales and the implementation of tracking and tracing technologies. The Protocol will come into force once the 40th country ratifies it, after which countries must implement its measures via national legislation. To date, one country -- Nicaragua -- has ratified the Protocol. It is not possible to predict whether or when other countries will do so.

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

Reduced-Risk Products: One of our strategic priorities is to develop, assess and commercialize a portfolio of innovative products with the potential to reduce individual risk and population harm in comparison to smoking combustible cigarettes. Reduced-Risk Products (“RRPs”) is the term we use to refer to products in various stages of development for which we are conducting extensive and rigorous scientific studies to determine whether we can support claims of reduced exposure to harmful and potentially harmful constituents in smoke, and ultimately claims of reduced disease risk, when compared to smoking combustible cigarettes. Before making any such claims, we will need to rigorously evaluate the full set of data from the relevant scientific studies to determine whether they substantiate reduced risk. Any such claims may also be subject to government review and approval, as is the case in the U.S. today. We draw upon a team of world-class scientists from a broad spectrum of scientific disciplines, and our efforts are guided by the following three key objectives:

•	to develop RRPs that provide adult smokers the taste, sensory experience, nicotine delivery profile and ritual characteristics that are similar to those currently provided by combustible cigarettes;

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

Four RRP platforms are in various stages of development and commercialization readiness:

•
Platform 1 uses a precisely controlled heating device into which a specially designed tobacco product is inserted to generate an aerosol. Eight clinical trials for Platform 1 were initiated in 2013. The final results for six short-term clinical studies are expected by the end of 2014, and results from two longer-term reduced exposure studies will be available in the first quarter of 2015. We plan to initiate a long-term exposure response study in the second half of 2014, with the final results anticipated by mid-2016.

•
Platform 2 uses a pressed carbon heat source to generate an aerosol by heating tobacco. Platform 2 is closer to the format, feel and ritual of a cigarette. The product is currently in the pre-clinical testing phase, and we plan to begin clinical trials later this year.

•
Platform 3 is based on technology we acquired from Professor Jed Rose of Duke University and his co-inventors in May 2011. This product creates an aerosol of nicotine salt formed by the chemical reaction of nicotine with a weak organic acid. We are exploring two routes for this platform, one with electronics and one without. The product replicates the feel and ritual of smoking without tobacco and without burning. We have begun pre-clinical testing of this product.

•
Platform 4 covers e-vapor products, which are battery powered devices that produce an aerosol by vaporizing a liquid nicotine solution. Our e-vapor products comprise devices using current generation technology, and we are working on developing the next generation of e-vapor technologies to address the challenges presented by the e-vapor products currently on the market, ranging from consumer satisfaction to product consistency.

We are also developing other potential product platforms.

We are proceeding with the commercialization of RRPs. In January 2014, we announced an investment of up to €500 million in our first manufacturing facility in the European Union and an associated pilot plant near Bologna, Italy, to produce our RRPs. We plan for the factory to initially manufacture Platform 1 tobacco products and, when fully operational by 2016, and together with the pilot plant, to reach an annual production capacity of up to 30 billion units.

In the United States, an established regulatory framework for assessing “Modified Risk Tobacco Products” (“MRTPs”) exists under the jurisdiction of the Food and Drug Administration (“FDA”). We expect that future FDA actions are likely to influence the regulatory approach of other interested governments. Our assessment approach and the studies conducted to date reflect the rigorous evidentiary standards set forth in the FDA’s Draft Guidance for Modified Risk Tobacco Product Applications (2012). We have shared our approach and studies with the FDA’s Center for Tobacco Products. In parallel, we are engaging with regulators in several EU member countries, as well as in a number of other countries. We expect to submit a Modified Risk Tobacco Product application for Platform 1 when we believe we have met the evidentiary standards set forth in the Draft Guidance.

In April 2014, the FDA issued a notice of a proposed rule deeming e-cigarettes (including e-vapor products) and certain other tobacco products to be “tobacco products” subject to its jurisdiction under the Family Smoking Prevention and Tobacco Control Act. Deemed tobacco products would be subject to, among other things, ingredient reporting requirements, a descriptor ban, a specific warning requirement, premarket approval and a ban on sale to minors. These products would not be subject to a ban on characterizing flavors. Public comments on the proposed deeming regulations are due on August 8, 2014.

As we work to develop evidence to substantiate the risk reduction potential of our products, we will review our ability to make claims of reduced exposure or disease risk based on applicable laws and regulations and, as we are already doing, engage with regulators and share the evidence with them. There can be no assurance that we will succeed in our efforts or that regulators will permit the marketing of our RRPs with substantiated claims of reduced exposure, individual risk or population harm.

We plan to commercialize the Platform 1 electronic system under the iQOS brand name, for use with specially-made tobacco sticks, under the Marlboro HeatSticks brands and other brand names. We plan to introduce the iQOS system in Japan and Italy in city tests in the fourth quarter of 2014, to expand nationally in those two countries in 2015, and to launch the product in several other markets thereafter. This product will not be marketed with claims of reduced exposure or disease risk pending the outcome of our scientific studies and, where required, governmental review and approval.

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

In June 2014, we acquired 100% of Nicocigs Limited, a leading U.K.-based e-vapor company whose principal brand is Nicolites.

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

Additionally, in November 2010, a WTO panel issued its decision in a dispute relating to facts that arose from August 2006 between the Philippines and Thailand concerning a series of Thai customs and tax measures affecting cigarettes imported by PM Thailand into Thailand from the Philippines. The WTO panel decision, which was upheld by the WTO Appellate Body, concluded that Thailand had no basis to find that PM Thailand's declared customs values and taxes paid were too low, as alleged by the DSI in 2009. The decision also created obligations for Thailand to revise its laws, regulations, or practices affecting the customs valuation and tax treatment of future cigarette imports. Thailand agreed in September 2011 to comply with the decision by October 2012. The Philippines contends that to date Thailand has not fully complied and is pursuing bilateral discussions with Thailand to address the outstanding issues. At WTO meetings, the Philippines has repeatedly expressed concerns with ongoing investigations by Thailand of PM Thailand, noting that these investigations appear to be based on grounds not supported by WTO customs valuation rules and inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies.

Acquisitions and Other Business Arrangements

In June 2014, we acquired 100% of Nicocigs Limited, a leading U.K.-based e-vapor company, for $103 million, net of cash acquired, with additional contingent payments of up to $77 million, primarily relating to performance targets over a three-year period. The purchase price allocation is expected to be completed by the third quarter of 2014. The effect of this acquisition was not material to our consolidated financial position, results of operations or cash flows in any of the periods presented.

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
On December 12, 2013, we acquired from Megapolis Investment BV a 20% equity interest in Megapolis Distribution BV, the holding company of CJSC TK Megapolis ("Megapolis"), our distributor in Russia, for a purchase price of $760 million. An additional payment of up to $100 million, which is contingent on Megapolis's operational performance over the four fiscal years following the closing of the transaction, will also be made by us if the performance criteria are satisfied. We have also agreed to provide Megapolis Investment BV with a $100 million interest-bearing loan. We and Megapolis Investment BV have agreed to set off any future contingent payments owed by us against the future repayments due under the loan agreement. Any loan repayments in excess of the contingent consideration earned by the performance of Megapolis are due to be repaid, in cash, to us on March 31, 2017. At December 31, 2013, we recorded a $100 million asset related to the loan receivable and a discounted liability of $86 million related to the contingent consideration. The initial investment in Megapolis was recorded at cost and is included in investments in unconsolidated subsidiaries on the condensed consolidated balance sheets.

Asset Impairment and Exit Costs

On April 4, 2014, we announced the initiation by our affiliate, Philip Morris Holland B.V. ("PMH"), of consultations with employee representatives on a proposal to discontinue cigarette production at its factory located in Bergen op Zoom, the Netherlands. PMH has reached an agreement with the trade unions and their members on a social plan and plans to cease cigarette production by September 1, 2014. We expect to incur a total pre-tax charge of approximately $560 million, of which $488 million has been recorded as asset impairment and exit costs for the six months and three months ended June 30, 2014. This amount includes employee separation costs of $359 million and $129 million related to asset impairment costs. In addition, up to $72 million of pre-tax implementation costs, primarily related to notice period payments, will be reflected in cost of sales and marketing, administration and research costs on our condensed consolidated statement of earnings. Excluding asset impairment costs, substantially all of these charges will result in cash expenditures, with approximately $181 million expected to be paid in 2014.

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

A subsidiary sells products to distributors that in turn sell those products to duty free customers that supply U.N. peacekeeping forces around the world, including those in the Republic of the Sudan. We do not believe that these exempt sales of our products for ultimate resale in the Republic of the Sudan, which are de minimis in volume and value, present a material risk to our shareholders, our reputation or the value of our shares. We have no employees, operations or assets in the Republic of the Sudan.

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

Operating Results – Six Months Ended June 30, 2014
The following discussion compares operating results within each of our reportable segments for the six months ended June 30, 2014, with the six months ended June 30, 2013.
European Union. Net revenues, which include excise taxes billed to customers, increased by $680 million (4.9%). Excluding excise taxes, net revenues increased by $230 million (5.5%) to $4.4 billion. This increase was due to:

•	favorable currency ($179 million) and

•	price increases ($66 million), partly offset by

•	unfavorable volume/mix ($15 million).

The net revenues of the European Union segment include $819 million in 2014 and $752 million in 2013 related to sales of OTP. Excluding excise taxes, OTP net revenues for the European Union segment were $282 million in 2014 and $264 million in 2013.
Operating companies income of $1.7 billion decreased by $331 million (16.4%). This decrease was due primarily to:

•	the 2014 pre-tax charge for asset impairment and exit costs ($488 million) related to the decision to discontinue cigarette production in the Netherlands, and

•	unfavorable volume/mix ($22 million), partly offset by

•	favorable currency ($109 million) and

•	price increases ($66 million).

The total cigarette market in the European Union declined by 3.4% to 226.6 billion units, due primarily to the impact of tax-driven price increases, the unfavorable economic and employment environment and the prevalence of non-duty paid products, with some key geographies showing moderating total market declines and favorable estimated trade inventory movements. Excluding the impact of the estimated trade inventory movements, the total cigarette market in the European Union is estimated to have declined by approximately 3.6%. Although our cigarette shipment volume in the European Union declined by 0.1% to 91.6 billion units, predominantly reflecting a lower total market, our market share was up by 1.0 share point to 39.9%. The total OTP market in the European Union of 80.0 billion cigarette equivalent units increased by 0.1%, principally reflecting a stable total fine cut market, which was flat at 69.7 billion cigarette equivalent units.
While shipment volume of Marlboro of 44.1 billion units decreased by 1.8%, mainly due to a lower total market, market share increased by 0.3 share points to 19.3%, driven notably by Czech Republic, Italy and Spain. Shipment volume of L&M increased by 1.9% to 16.1 billion units and market share increased by 0.3 share points to 7.1%, driven notably by Germany. Shipment volume of Chesterfield of 12.9 billion units increased by 40.6% and market share increased by 1.0 share point to 5.4%, driven notably by Italy and Poland. Shipment volume of Philip Morris of 4.9 billion units increased by 3.6% and market share increased by 0.1 share point to 2.1%, driven notably by Lithuania and Italy.
Our shipments of OTP of 11.2 billion cigarette equivalent units increased by 4.0%, driven principally by higher share. Our OTP total market share was 14.3%, up by 0.9 share points, reflecting gains in the fine cut category, notably in Czech Republic, up 12.0 share points to 29.0%, Hungary, up by 7.3 share points to 18.9%, Italy, up by 7.4 share points to 41.8%, Poland, up by 14.5 share points to 36.0%, and Spain, up by 2.1 share points to 15.1%.
In France, the total cigarette market of 22.3 billion units decreased by 6.7%, mainly reflecting the unfavorable impact of tax-driven price increases in July 2013 and January 2014, as well as the growth of e-vapor products. Our shipments of 9.4 billion units decreased by 5.5%. Our market share increased by 0.9 share points to 41.2%, mainly driven by Marlboro and Philip Morris, up by 0.6 and 0.3 share points to 25.3% and 9.4%, respectively. Market share of L&M increased by 0.1 share point to 2.6%, and share of Chesterfield was flat at 3.4%. The total industry fine cut category of 6.6 billion cigarette equivalent units decreased by 5.0%. Our market share of the category decreased by 0.4 share points to 26.4%.
In Germany, the total cigarette market of 39.1 billion units increased by 1.8%, partly reflecting a favorable comparison with 2013 that witnessed a reversal of trade purchases of competitive products. Excluding the favorable impact of these estimated trade inventory movements, the total cigarette market grew by approximately 0.8%. Our shipments of 14.4 billion units increased by

2.0%. Market share increased by 0.1 share point to 36.9%, driven by L&M, up by 1.1 share points to 11.8%, mostly offset by Marlboro, down by 0.9 share points to 21.9%. Our share of Chesterfield was flat 1.7%. The total industry fine cut category of 20.3 billion cigarette equivalent units decreased by 0.4%. Our market share of the category was down by 1.9 share points to 13.0%.
In Italy, the total cigarette market of 36.0 billion units increased by 1.1%, mainly reflecting a stabilization in the prevalence of illicit trade, a lower incidence of e-vapor products and relatively lower out-switching to the fine cut category. Our shipments of 20.5 billion units increased by 4.7%. Our market share increased by 0.9 share points to 54.2%, due primarily to: Chesterfield, up by 4.1 share points to 7.7%, benefiting from its repositioning in February 2014 into the €4.00/pack price segment, and Philip Morris, up by 0.2 share points to 2.4%, partially offset by Diana in the low-price segment which was down 2.6 share points to 9.2%, impacted by the growth of the super-low price segment, and Marlboro, down by 0.4 share points to 25.3%. While the total industry fine cut category of 2.9 billion cigarette equivalent units decreased by 0.2%, our market share of the category increased by 7.4 share points to 41.8%, driven by Marlboro following its launch in the first quarter of 2013.
In Poland, the total cigarette market of 21.6 billion units decreased by 8.8%, reflecting the growth of e-vapor products and the prevalence of non-duty paid OTP products. Although our shipments of 8.2 billion units decreased by 1.6%, our market share increased by 2.4 share points to 38.8%, driven by L&M, up by 0.5 share points to 17.1%, and Chesterfield, up by 1.9 share points to 7.5%, benefiting from the morphing of Red & White in the fourth quarter of 2013, partially offset by Marlboro, down by 0.4 share points to 10.6%. The total industry fine cut category of 1.9 billion cigarette equivalent units increased by 0.6%. Our market share of the category increased by 14.5 share points to 36.0%.
In Spain, the total cigarette market of 22.8 billion units decreased by 2.3%, mainly due to the unfavorable impact of a price increase in the third quarter of 2013, partially offset by lower out-switching to the OTP category. Excluding the impact of the estimated trade inventory movements, the total cigarette market decreased by approximately 3.5%. Our shipments of 7.5 billion units increased by 1.7%, including favorable estimated trade inventory movements. Our market share increased by 0.4 share points to 31.6%, driven by higher share of Marlboro, up by 1.0 share point to 15.5%, partially offset by Chesterfield and L&M, down 0.1 share point and 0.3 share points to 9.3% and 6.2%, respectively. While the total industry fine cut category of 4.8 billion cigarette equivalent units decreased by 15.6%, partly reflecting the narrowing of price gaps with the cigarette category since July 2013, our market share of the fine cut category increased by 2.1 share points to 15.1%.

Eastern Europe, Middle East & Africa. Net revenues, which include excise taxes billed to customers, increased by $436 million (4.4%). Excluding excise taxes, net revenues increased by $68 million (1.6%) to $4.3 billion. This increase was due to:

•	price increases ($557 million), partly offset by

•	unfavorable currency ($322 million) and

•	unfavorable volume/mix ($167 million).

Operating companies income of $2.0 billion increased by $134 million (7.1%). This increase was due primarily to:

•	price increases ($557 million) and

•	higher equity income in unconsolidated subsidiaries ($49 million), partly offset by

•	unfavorable currency ($210 million),

•	higher manufacturing costs ($138 million, principally related to the impact of the change to our new business structure in Egypt) and

•	unfavorable volume/mix ($134 million).
Our cigarette shipment volume in EEMA decreased by 4.9% to 136.2 billion units, mainly due to a lower total market and unfavorable inventory movements in Russia, and lower share in Egypt, Serbia and Ukraine, partially offset by Algeria and Turkey. Our cigarette shipment volume of premium brands increased by 0.3%, due principally to Parliament, up by 5.6% to 16.1 billion units, partially offset by Marlboro, down by 1.0% to 40.3 billion units.

In North Africa, the total cigarette market increased by 1.8% to an estimated 69.5 billion units, driven mainly by Algeria. Our shipment volume of 17.8 billion units decreased by 3.9%, principally reflecting lower production of our products as part of the transition to the new business structure in Egypt. Our market share decreased by 1.9 share points to 25.1%, due to lower share in Egypt, partially offset by gains in Algeria. Market share of Marlboro increased by 0.7 share points to 14.9%, while share of L&M decreased by 2.4 share points to 8.3%.

In Russia, the total cigarette market declined by 8.5% to an estimated 147.3 billion units, mainly due to the impact of the tax-driven price increases of June 2013 and January 2014 and the prevalence of illicit trade. Our shipment volume of 40.5 billion units decreased by 6.7%. Our market share of 26.8%, as measured by Nielsen, was up by 0.7 share points. Market share of Parliament, L&M and Bond Street increased by 0.3, 0.4 and 0.7 share points to 3.6%, 3.1% and 7.2%, respectively, partially offset by Marlboro and Chesterfield, down by 0.2 share points each to 1.6% and 2.9%, respectively.
In Turkey, the total cigarette market increased by 0.4% to an estimated 42.0 billion units, partially reflecting lower trade inventory movements when compared with 2013. Excluding the impact of estimated trade inventory movements, the total cigarette market was essentially flat. Our shipment volume of 21.2 billion units increased by 6.8%. Our market share, as measured by Nielsen, decreased by 0.4 share points to 44.4%, mainly due to Marlboro, mid-price Muratti and low-price L&M, down by 0.3, 1.0 and 1.2 share points to 8.5%, 5.9% and 6.4%, respectively, partially offset by premium Parliament, up by 1.2 share points to 10.7%.
In Ukraine, the total cigarette market decreased by 1.3% to an estimated 36.5 billion units, mainly reflecting the impact of the 2013 price increase, a worsening economy and business disruption due to the political instability in the east of the country, partly offset by trade inventory movements ahead of excise-tax driven price increases in July 2014 and a lower prevalence of illicit trade. Excluding the impact of estimated trade inventory movements, the total cigarette market decreased by approximately 3.6%. Our shipment volume of 11.3 billion units decreased by 9.1%, principally due, in addition to the aforementioned factors, to a decrease in our market share, as measured by Nielsen, down by 0.9 share points to 32.7% as a result of price competition and down-trading, with Marlboro and Parliament down by 0.7 and 0.3 share points to 4.9% and 3.0%, respectively. The decrease in our market share was partially offset by growth from our low-price segment brands of Bond Street and President.

Asia. Net revenues, which include excise taxes billed to customers, decreased by $1.1 billion (10.0%). Excluding excise taxes, net revenues decreased by $989 million (18.0%) to $4.5 billion. This decrease was due to:

•	unfavorable currency ($651 million) and

•	unfavorable volume/mix ($414 million), partly offset by

•	price increases ($76 million).

Operating companies income of $1.8 billion decreased by $655 million (26.5%). This decrease was due to:

•	unfavorable currency ($396 million),

•	unfavorable volume/mix ($317 million),

•	higher manufacturing costs ($25 million) and

•	higher pre-tax charges for asset impairment and exit costs ($16 million, principally due to the factory closure in Australia), partly offset by

•	price increases ($76 million) and

•	lower marketing, administration and research costs ($23 million).
Our cigarette shipment volume of 146.5 billion units decreased by 4.4%, due primarily to: unfavorable estimated inventory movements in Japan, lower share in Pakistan driven by an unfavorable comparison with 2013 due to the timing of trade inventory movements, and lower share in Indonesia; partially offset by a higher market share in the Philippines driven by a favorable comparison with 2013, which was significantly impacted by a disruptive excise tax increase. Shipment volume of Marlboro of 37.4 billion units was up by 0.7%, driven by Indonesia and the Philippines, partially offset by Japan.
In Indonesia, the total cigarette market increased by 2.0% to 155.8 billion units. Our shipment volume of 54.1 billion units decreased by 2.0%, primarily due to lower market share, down by 1.5 share points to 34.7% as a result of: the share decline of the Dji Sam Soe brand family, which decreased by 1.1 share points to 5.9%, due to the continuing decline of the hand-rolled kretek segment and an unfavorable impact resulting from the brand's hand-rolled variant crossing a critical price point ahead of competition, partially offset by the growth of machine-made Dji Sam Soe Magnum, which reached a market share of 0.6% in the second quarter following its launch in April 2014; the withdrawal of our ultra-low price brands Trend Mild and Vegas Mild following the implementation of excise tax legislation relating to sister companies in the fourth quarter of 2013; and increased competition in the machine-made LTLN (low-tar, low-nicotine) segment. Market share of Sampoerna A, in the premium machine-made LTLN segment was flat at 14.2%, while mid-price U Mild, was up by 1.2 share points to 5.4%. Marlboro's market share was up 0.1 share point to 5.3% and its share of the “white” cigarettes segment, representing 6.5% of the total cigarette market, increased by 4.2 share points to 79.8%.

In Japan, the total cigarette market decreased by 2.8% to 90.9 billion units. Our shipment volume of 25.2 billion units decreased by 12.6%, principally due to the adverse timing of our shipments and lower market share. Our market share decreased by 1.3 share points to 25.9%, with share of Marlboro, Lark, and Virginia S. down by 0.5, 0.4 and 0.2 share points to 11.7%, 9.8% and 1.9%, respectively. Market share of Parliament was flat at 2.2%.
In Korea, the total cigarette market decreased by 1.7% to 41.8 billion units, mainly due to an unfavorable comparison with the first quarter of 2013 resulting from trade inventory movements ahead of an anticipated excise tax increase in 2013 that did not materialize. Although our shipment volume of 8.2 billion units was flat, market share increased by 0.3 share points to 19.7%, with share of Marlboro, up by 0.1 share point to 7.8%, and Parliament, up by 0.3 share points to 7.2%, driven by Parliament Hybrid 5mg and the launch in October 2013 of Parliament Hybrid 1mg, partially offset by Virginia S., down by 0.1 share point to 4.0%. Market share of Lark was flat at 0.7%.
In the Philippines, the total tax-paid industry cigarette volume increased by 0.8% to an estimated 38.8 billion units, reflecting the impact of inventory movements, and higher market share, partially offset by the prevalence of domestic non-duty paid products. Excluding the impact of estimated inventory movements, the total tax-paid industry cigarette volume declined by an estimated 1.2%. Our shipment volume of 33.4 billion units increased by 2.4%. Our market share of the total estimated tax-paid industry of 86.1% increased by 1.4 share points. Marlboro's market share increased by 1.3 share points to 18.7%. Share of Fortune decreased by 2.4 share points to 34.6%, which was more than offset by gains from our other local brands.

Latin America & Canada. Net revenues, which include excise taxes billed to customers, decreased by $236 million (4.9%). Excluding excise taxes, net revenues decreased by $96 million (5.9%) to $1.5 billion. This decrease was due to:

•	unfavorable currency ($223 million) and

•	unfavorable volume/mix ($74 million), partly offset by

•	price increases ($201 million).

Operating companies income of $467 million decreased by $42 million (8.3%). This decrease was due to:

•	unfavorable currency ($111 million),

•	unfavorable volume/mix ($74 million),

•	higher marketing, administration and research costs ($39 million) and

•	higher manufacturing costs ($19 million), partly offset by

•	price increases ($201 million).
Our cigarette shipment volume in Latin America & Canada of 44.5 billion units decreased by 2.8%, principally due to the timing of estimated trade inventory movements in Mexico. Shipment volume of Marlboro of 17.2 billion units decreased by 6.1%.
In Argentina, the total cigarette market decreased by 1.0% to 20.6 billion units. Our cigarette shipment volume of 15.9 billion units increased by 1.4%, and market share increased by 1.8 share points to 76.7%, driven by mid-price Philip Morris, up by 2.6 share points to 43.1%, reflecting the positive impact of its capsule variants, partially offset by low-price Next, down by 0.7 share points to 2.1%. Market share of Marlboro was up by 0.1 share point to 24.0%.
In Canada, the total cigarette market decreased by 7.1% to 12.9 billion units, mainly due to the impact of federal and provincial tax-driven price increases in the first and second quarters of 2014. While our cigarette shipment volume of 4.9 billion units decreased by 3.1%, market share increased by 1.9 share points to 38.3%, with premium brands Benson & Hedges flat at 2.4% and Belmont up by 0.4 share points to 2.9%. Market share of mid-price Canadian Classics was up by 0.5 share points to 10.5%. Market share of low-price Next was up by 1.6 share points to 10.9%, partially offset by mid-price Number 7 and low-price Accord, down by 0.2 and 0.3 share points to 4.1% and 2.6%, respectively.
In Mexico, the total cigarette market decreased by 4.8% to 15.6 billion units, mainly due to the depletion of estimated trade inventory levels built up ahead of our price increase in December 2013. Excluding the impact of estimated inventory movements, the total cigarette market declined by approximately 0.2%. Our cigarette shipment volume of 10.9 billion units decreased by 9.5%. Our market share decreased by 3.6 share points to 69.5%. While market share of Marlboro was down by 4.1 share points to 48.2% and share of Benson & Hedges was down by 0.5 share points to 5.2%, reflecting consumer down-trading and the timing of price increases by our principal competitor, our share of the premium price segment was up by 1.2 share points to 91.3%. Market share of Delicados, the second best-selling brand in the market, increased by 0.3 share points to 11.1%.

Operating Results – Three Months Ended June 30, 2014
The following discussion compares operating results within each of our reportable segments for the three months ended June 30, 2014, with the three months ended June 30, 2013.
European Union. Net revenues, which include excise taxes billed to customers, increased by $584 million (8.1%). Excluding excise taxes, net revenues increased by $187 million (8.5%) to $2.4 billion. This increase was due to:

•	favorable currency ($128 million),

•	favorable volume/mix ($45 million) and

•	price increases ($14 million).

The net revenues of the European Union segment include $432 million in 2014 and $386 million in 2013 related to sales of OTP. Excluding excise taxes, OTP net revenues for the European Union segment were $148 million in 2014 and $135 million in 2013.
Operating companies income of $711 million decreased by $371 million (34.3%). This decrease was due primarily to:

•	the 2014 pre-tax charge for asset impairment and exit costs ($488 million) related to the decision to discontinue cigarette production in the Netherlands, and

•	higher marketing, administration and research costs ($13 million), partly offset by

•	favorable currency ($81 million),

•	favorable volume/mix ($37 million) and

•	price increases ($14 million).
The total cigarette market in the European Union of 120.4 billion units decreased by 1.2%, partly reflecting, in certain key geographies: moderating total market declines resulting from a deceleration in the growth of the e-vapor category, relatively lower out-switching to the fine cut category, lower price elasticity, and improved economic conditions; and, overall, favorable estimated trade inventory movements compared to the second quarter of 2013, notably in Germany, Spain and the United Kingdom. Excluding the impact of the estimated trade inventory movements, the total cigarette market in the European Union is estimated to have declined by approximately 2.4%. Our cigarette shipment volume of 49.9 billion units increased by 2.4%, and market share increased by 0.9 share points to 40.4%. The total OTP market in the European Union of 41.6 billion cigarette equivalent units increased by 1.0%, reflecting a higher total fine cut market, up by 0.8% to 36.1 billion cigarette equivalent units.
Shipment volume of Marlboro was flat at 23.9 billion units, and market share increased by 0.1 share point to 19.4%. Shipment volume of L&M increased by 2.6% to 8.7 billion units and market share increased by 0.3 share points to 7.2%, driven notably by Germany. Shipment volume of Chesterfield of 7.5 billion units increased by 52.4% and market share increased by 1.4 share points to 5.8%, driven mainly by Italy and Poland. Shipment volume of Philip Morris of 2.6 billion units increased by 4.1% and market share increased by 0.1 share point to 2.2%.
Our shipments of OTP of 5.8 billion cigarette equivalent units increased by 6.0%, driven principally by a higher total market and share. Our OTP total market share was 14.3%, up by 0.6 share points, reflecting gains in the fine cut category, notably in Hungary, up by 6.7 share points to 19.0%, Italy, up by 4.4 share points to 42.3%, Poland, up by 12.9 share points to 36.4%, and Spain, up by 2.0 share points to 14.7%, partially offset by Germany, down by 1.9 share points to 13.0%, and Portugal, down by 2.5 share points to 30.3%.
In France, the total cigarette market of 11.8 billion units decreased by 4.6%, mainly reflecting the unfavorable impact of tax-driven price increases in July 2013 and January 2014, and the growth of e-vapor products. While our shipments of 4.8 billion units decreased by 3.1% in the quarter, market share increased by 0.9 share points to 41.4%, mainly driven by Marlboro and premium Philip Morris, up by 0.5 and 0.3 share points to 25.5% and 9.4%, respectively. Market share of L&M increased by 0.1 share point to 2.6% and share of Chesterfield was flat at 3.4%. The total industry fine cut category of 3.5 billion cigarette equivalent units decreased by 3.9%. Our market share of the category decreased by 0.5 share points to 26.7%.
In Germany, the total cigarette market of 20.9 billion units increased by 6.4%, partially reflecting a favorable comparison with the second quarter of 2013 that witnessed a reversal of trade purchases of competitive products made in the first quarter of 2013. Excluding the favorable impact of these estimated trade inventory movements, the total cigarette market grew by approximately 3.5%. While our shipments of 7.7 billion units increased by 4.5%, market share decreased by 0.7 share points to 36.9%, reflecting the impact of the inventory movements, with Marlboro, down by 1.5 points to 21.8%, partially offset by L&M, up by 1.1 share points to 11.9%. Market share of Chesterfield was flat at 1.7%. The total industry fine cut category of 10.4 billion cigarette equivalent units was flat. Our market share of the category decreased by 1.9 share points to 13.0%.
In Italy, the total cigarette market of 19.2 billion units increased by 2.5%, mainly reflecting a lower incidence of e-vapor products and relatively lower out-switching to the fine cut category. Our shipments in the quarter of 11.4 billion units increased by 8.0%. Our market share increased by 2.0 share points to 55.3%, due primarily to: Chesterfield, up by 6.5 share points to 10.0%, benefiting from its repositioning in February 2014 into the €4.00/pack price segment, partially offset by Marlboro, down by 0.8 share points to 25.0%, and Diana in the low-price segment, down by 3.1 share points to 8.5%, impacted by the growth of the super-low price segment. Market share of Philip Morris, increased by 0.1 share point to 2.4%. The total industry fine cut category of 1.5 billion cigarette equivalent units increased by 1.7% and our market share of the category increased by 4.4 share points to 42.3%, driven by Marlboro.
In Poland, the total cigarette market of 11.1 billion units decreased by 7.0%, reflecting the growth of e-vapor products and the prevalence of non-duty paid OTP products. Our shipments in the quarter of 4.5 billion units increased by 2.4%. Our market share increased by 2.1 share points to 40.4%, driven by L&M, up by 0.3 share points to 17.8%, and Chesterfield, up by 2.2 share points to 7.9%, benefiting from the morphing of Red & White in the fourth quarter of 2013, partially offset by Marlboro, down by 0.9 share points to 10.9%. Although the total industry fine cut category of 848 million cigarette equivalent units decreased by 6.4%, our market share of the category increased by 12.9 share points to 36.4%.
In Spain, the total cigarette market of 12.3 billion units decreased by 1.2%, reflecting an improving economic environment and lower out-switching to the OTP category, as well as favorable estimated trade inventory movements compared to the second quarter of 2013. Excluding the impact of estimated trade inventory movements, the total cigarette market decreased by approximately 4.7% in the quarter. Our shipments in the quarter of 4.3 billion units increased by 0.7%. Our market share increased by 0.2 share points to 32.0%, driven by higher share of Marlboro, up by 1.0 share point to 15.8%, partially offset by L&M, down 0.5 share points to 6.1%, and Chesterfield, down by 0.5 points to 9.2%. The total industry fine cut category of 2.5 billion cigarette equivalent units decreased by 17.8%, partly reflecting the narrowing of price gaps with the cigarette category since July 2013. Our market share of the fine cut category increased by 2.0 share points to 14.7%.

Eastern Europe, Middle East & Africa. Net revenues, which include excise taxes billed to customers, increased by $297 million (5.5%). Excluding excise taxes, net revenues increased by $102 million (4.7%) to $2.3 billion. This increase was due to:

•	price increases ($323 million), partly offset by

•	unfavorable currency ($196 million) and

•	unfavorable volume/mix ($25 million).

Operating companies income of $1.1 billion increased by $142 million (15.0%). This increase was due to:

•	price increases ($323 million),

•	higher equity income in unconsolidated subsidiaries ($34 million) and

•	lower marketing, administration and research costs ($9 million), partly offset by

•	unfavorable currency ($130 million),

•	higher manufacturing costs ($65 million, principally related to the impact of the change to our new business structure in Egypt) and

•	unfavorable volume/mix ($29 million).
Our cigarette shipment volume of 74.2 billion units decreased by 2.8%, mainly due to Egypt, Russia, Serbia and Ukraine, partially offset by Algeria and Turkey. Our cigarette shipment volume of premium brands increased by 3.4%, due principally to Marlboro, up by 3.6% to 21.8 billion units, and Parliament, up by 6.5% to 9.0 billion units.

In North Africa, the estimated total cigarette market increased by 1.2% to 35.4 billion units, driven mainly by Algeria. Our shipment volume in the quarter of 9.2 billion units decreased by 4.3%, principally reflecting temporarily lower production of our products in Egypt as part of the transition to the new business structure. Our market share decreased by 2.4 share points to 24.9%, due to lower share in Egypt, partially offset by gains in Algeria. Market share of Marlboro was flat at 14.5%, and share of L&M decreased by 2.1 share points to 8.6%.
In Russia, the estimated total cigarette market declined by 9.9% to 80.4 billion units, mainly due to the unfavorable impact of the tax-driven price increases of June 2013 and January 2014 and the prevalence of illicit trade. Our shipment volume in the quarter of 21.9 billion units decreased by 4.8%. Our market share of 26.9%, as measured by Nielsen, was up by 0.9 share points. Market share of Parliament, L&M and Bond Street increased by 0.3, 0.4 and 0.9 share points to 3.6%, 3.1% and 7.4%, respectively, partially offset by Marlboro and Chesterfield, down by 0.1 share point and 0.2 share points to 1.6% and 2.8%, respectively.
In Turkey, the estimated total cigarette market increased by 2.5% to 23.8 billion units, partially reflecting lower trade inventory movements compared to the second quarter of 2013. Excluding the impact of estimated trade inventory movements, the total cigarette market increased by approximately 1.6% in the quarter. Our shipment volume of 12.2 billion units increased by 4.8%. Our market share, as measured by Nielsen, decreased by 0.6 share points to 44.4%, mainly due to Marlboro, mid-price Muratti and low-price L&M, down by 0.3, 1.4 and 1.2 share points to 8.5%, 5.6% and 6.3%, respectively, partially offset by premium Parliament, up by 1.2 share points to 10.9%.
In Ukraine, the estimated total cigarette market increased by 2.8% to 21.3 billion units, mainly reflecting significant estimated trade loading ahead of excise tax-driven price increases in July 2014, and a lower prevalence of illicit trade, partially offset by business disruption due to the political instability in the east of the country. Excluding the impact of estimated trade inventory movements, the total cigarette market decreased by approximately 2.6% in the quarter. Our shipment volume of 6.2 billion units decreased by 8.5%, principally due, in addition to the aforementioned factors, to a decrease in our market share, as measured by Nielsen, down by 0.7 share points to 32.5%, with Marlboro and Parliament down by 0.8 and 0.4 share points to 4.8% and 3.0%, respectively. The decrease in our market share was partially offset by growth from our low-price segment brands, Bond Street and President, up by 0.1 share point and 2.6 share points to 8.9% and 4.8%, respectively.
Asia. Net revenues, which include excise taxes billed to customers, decreased by $284 million (5.3%). Excluding excise taxes, net revenues decreased by $381 million (14.2%) to $2.3 billion. This decrease was due to:

•	unfavorable currency ($285 million) and

•	unfavorable volume/mix ($138 million), partly offset by

•	price increases ($42 million).

Operating companies income of $900 million decreased by $228 million (20.2%). This decrease was due primarily to:

•	unfavorable currency ($181 million),

•	unfavorable volume/mix ($91 million) and

•	higher manufacturing costs ($12 million, mainly related to the optimization from hand-rolled to machine-made production in Indonesia), partly offset by

•	price increases ($42 million) and

•	lower marketing, administration and research costs ($10 million).
Our cigarette shipment volume of 75.7 billion units decreased by 6.1%, due primarily to: a lower total market and share in Japan; lower share in Pakistan reflecting an unfavorable comparison with the second quarter of 2013 due to the timing of trade inventory movements; and lower estimated tax-paid industry volumes in the Philippines, partially offset by higher market share. Shipment volume of Marlboro of 18.5 billion units increased by 0.7%, driven by the Philippines.
In Indonesia, the total cigarette market increased by 4.9% to 82.0 billion units. Our shipment volume in the quarter of 28.6 billion units increased by 1.3%. Our market share decreased by 1.2 points to 34.9% predominantly as a result of the share decline of the Dji Sam Soe brand family, which decreased by 0.6 share points to 6.3% due to the continuing decline of the hand-rolled kretek segment, compounded by the unfavorable impact resulting from the brand's hand-rolled variant crossing a critical price point ahead of competition. This decline was partially offset by the growth of machine-made Dji Sam Soe Magnum Blue, which reached a market share of 0.6% in the quarter since its launch in April 2014. Market share of Sampoerna A, in the premium machine-made LTLN kretek segment, was flat at 14.1%, while mid-price U Mild was up by 1.3 share points to 5.6%. Although Marlboro's market share decreased by 0.2 share points to 5.2%, its share of the “white” cigarettes segment, which represented 6.5% of the total cigarette market, increased by 2.7 share points to 79.3%.
In Japan, the total cigarette market decreased by 14.4% to 41.5 billion units, mainly driven by unfavorable retail trade inventory movements following the consumption tax-driven retail price increases of April 1, 2014. Our shipment volume in the quarter of 11.8 billion units decreased by 16.4%, principally due to the lower total market. Our market share decreased by 0.5 share points to 26.4%, with share of Marlboro, and Virginia S. down by 0.7 and 0.2 share points to 11.5% and 1.9%, respectively. Market share of Lark grew by 0.3 share points to 10.4%, supported by the successful morphing of Philip Morris.

In Korea, the total cigarette market increased by 1.7% to 22.4 billion units. Our shipment volume of 4.4 billion units increased by 3.1%, and market share increased by 0.1 share point to 19.6%. Market share of Parliament was up by 0.2 share points to 7.2%, driven by Parliament Hybrid 5mg and the successful launch in October 2013 of Parliament Hybrid 1mg, while market share of Marlboro was down by 0.2 points to 7.6%, and share of Virginia S. was down 0.1 share point to 4.0%.
In the Philippines, total estimated tax-paid industry cigarette volumes decreased by 13.4% to 20.1 billion units, primarily reflecting a lower declaration of volume for excise tax purposes by our principal local competitor. Our shipment volume of 17.2 billion units decreased by 9.8%. Our market share of the total estimated tax-paid industry of 85.9% was up by 3.4 share points. Marlboro's market share increased by 3.4 share points to 18.0% and share of Fortune increased by 3.3 share points to 35.9%.

Latin America & Canada. Net revenues, which include excise taxes billed to customers, decreased by $29 million (1.2%). Excluding excise taxes, net revenues decreased by $28 million (3.3%) to $810 million. This decrease was due to:

•	unfavorable currency ($122 million) and

•	unfavorable volume/mix ($21 million), partly offset by

•	price increases ($115 million).

Operating companies income of $265 million increased by $10 million (3.9%). This increase was due primarily to:

•	price increases ($115 million), partly offset by

•	unfavorable currency ($59 million),

•	unfavorable volume/mix ($26 million),

•	higher manufacturing costs ($11 million) and

•	higher marketing, administration and research costs ($10 million).
Our cigarette shipment volume in Latin America & Canada of 23.1 billion units decreased by 1.0%. Shipment volume of Marlboro of 9.0 billion units decreased by 1.8%.
In Argentina, the total cigarette market decreased by 1.2% to 10.0 billion units. Our cigarette shipment volume of 7.7 billion units increased by 0.6% and market share increased by 1.1 share points to 76.3%, driven by mid-price Philip Morris, up by 2.0 share points to 42.9%, reflecting the positive impact of its capsule variants, partially offset by low-price Next, down by 0.8 share points to 2.0%. Share of Marlboro was flat at 23.8%.
In Canada, the total cigarette market decreased by 6.7% to 7.1 billion units, mainly due to the impact of federal and provincial tax-driven price increases in the first and second quarters of 2014. While our cigarette shipment volume of 2.7 billion units decreased by 3.5%, market share increased by 1.4 share points to 38.0%, with premium brands Benson & Hedges flat at 2.4% and Belmont up by 0.5 share points to 3.0%. Market share of mid-price Canadian Classics was up by 0.2 share points to 10.1%. Market share of low-price Next was up by 1.5 share points to 11.0%, partially offset by mid-price Number 7 and low-price Accord, down by 0.3 share points and 0.4 share points to 3.9% and 2.5%, respectively.
In Mexico, the total cigarette market increased by 1.5% to 8.4 billion units, partially reflecting a lower incidence of illicit trade. Our cigarette shipment volume of 6.0 billion units decreased by 0.8%. Our market share decreased by 1.6 share points to 71.0%. Our market share of Marlboro was down by 2.2 share points to 49.3%, and share of premium Benson & Hedges was down by 0.4 share points to 5.2%, reflecting consumer down-trading and the timing of price increases by our principal competitor. Our share of the premium segment increased by 1.0 share point to 91.4%. Our market share of Delicados, the second best-selling brand in the market, increased by 0.3 share points to 11.5%.

Financial Review
Net Cash Provided by Operating Activities
Net cash provided by operating activities of $3.4 billion during the first six months of 2014 decreased by $1.1 billion from the comparable 2013 period. The decrease was due primarily to higher cash payments related to exit costs, an increase in our working capital requirements and lower net earnings.

The unfavorable movements in working capital were due primarily to the following:

•	more cash used for accrued liabilities and other current assets ($1.8 billion), largely due to the timing of payments for excise taxes; partially offset by

•	more cash provided by inventories ($1.0 billion), primarily related to the timing of finished goods inventory purchases by the trade and lower leaf tobacco inventory levels;

•	less cash used for accounts receivable ($289 million), primarily due to the timing of cash collections; and

•	less cash used for income taxes ($125 million), primarily due to the movements in income tax liabilities.

Net Cash Used in Investing Activities
Net cash used in investing activities of $544 million during the first six months of 2014 increased by $53 million from the comparable 2013 period, due primarily to the purchase of Nicocigs Limited, partially offset by higher cash proceeds from the sale of fixed assets and lower capital expenditures.
In June 2014, we acquired 100% of Nicocigs Limited, a leading U.K.-based e-vapor company, for $103 million, net of cash acquired, with additional contingent payments of up to $77 million, primarily relating to performance targets over a three-year period.
Our capital expenditures were $508 million and $520 million during the six months ended June 30, 2014 and 2013, respectively. The 2014 expenditures were primarily related to investments in productivity-enhancing programs, equipment for new products and the expansion of our capacity in Indonesia for machine-made kretek.

Net Cash Used in Financing Activities
During the first six months of 2014, net cash used in financing activities was $3.5 billion, compared with net cash used in financing activities of $3.3 billion during the first six months of 2013. During the first six months of 2014, we used a total of $7.9 billion to repurchase our common stock, pay dividends and repay debt. These uses were partially offset by proceeds from our debt offerings and short-term borrowings in 2014 of $4.6 billion. During the first six months of 2013, we used a total of $8.8 billion to repurchase our common stock, pay dividends and repay debt. These uses were partly offset by proceeds from our debt offerings and short-term borrowings in 2013 of $5.7 billion.
Dividends paid in the first six months of 2014 and 2013 were $3.0 billion and $2.8 billion, respectively. The increase reflects a higher dividend rate in 2014, partially offset by lower shares outstanding as a result of our share repurchase program.
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
Credit Ratings - The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. At June 30, 2014, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Stable
Fitch	F1	A	Stable

Credit Facilities – On January 31, 2014, we extended the term of our existing $2.0 billion 364-day revolving credit facility until February 10, 2015. On February 28, 2014, we replaced our $2.5 billion multi-year revolving credit facility, expiring March 31, 2015, with a new $2.5 billion multi-year credit facility, expiring on February 28, 2019. At June 30, 2014, our committed credit facilities and commercial paper outstanding were as follows:

(in billions)
Type	Committed Credit Facilities	Commercial Paper
364-day revolving credit, expiring February 10, 2015	$2.0
Multi-year revolving credit, expiring February 28, 2019	2.5
Multi-year revolving credit, expiring October 25, 2016	3.5
Total facilities	$8.0
Commercial paper outstanding		$1.0
At June 30, 2014, there were no borrowings under the committed credit facilities, and the entire committed amounts were available for borrowing.
All banks participating in our committed credit facilities have an investment-grade long-term credit rating from the credit rating agencies. We continuously monitor the credit quality of our banking group, and at this time we are not aware of any potential non-performing credit provider.
Each of these facilities requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“consolidated EBITDA”) to consolidated interest expense of not less than 3.5 to 1.0 on a rolling four-quarter basis. At June 30, 2014, our ratio calculated in accordance with the agreements was 13.7 to 1.0. These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require us to post collateral. We expect to continue to meet our covenants. The terms “consolidated EBITDA” and “consolidated interest expense,” both of which include certain adjustments, are defined in the facility agreements previously filed with the U.S. Securities and Exchange Commission.
In addition to the committed credit facilities discussed above, certain of our subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $2.5 billion at June 30, 2014 and $2.4 billion at December 31, 2013, are for the sole use of our subsidiaries. Borrowings under these arrangements amounted to $957 million at June 30, 2014, and $1.0 billion at December 31, 2013.
Commercial Paper Program - We have commercial paper programs in place in the U.S. and in Europe. At June 30, 2014 and December 31, 2013, we had $984 million and $1.4 billion, respectively, of commercial paper outstanding.
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
Debt - Our total debt was $29.5 billion at June 30, 2014 and $27.7 billion at December 31, 2013.
On February 21, 2014, we filed a new shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.

Our debt issuances in the first six months of 2014 were as follows:

(in millions)
Type		Face Value (d)	Interest Rate	Issuance	Maturity

EURO notes	(a)	€750 (approximately $1,029)	1.875%	March 2014	March 2021
EURO notes	(a)	€1,000 (approximately $1,372)	2.875%	March 2014	March 2026
EURO notes	(b)	€500 (approximately $697)	2.875%	May 2014	May 2029
Swiss franc notes	(c)	CHF275 (approximately $311)	0.750%	May 2014	December 2019
Swiss franc notes	(b)	CHF250 (approximately $283)	1.625%	May 2014	May 2024

(a) Interest on these notes is payable annually in arrears beginning in March 2015.
(b) Interest on these notes is payable annually in arrears beginning in May 2015.
(c) Interest on these notes is payable annually in arrears beginning in December 2014.
(d) U.S. dollar equivalents for foreign currency notes were calculated based on exchange rates on the date of issuance.
The net proceeds from the sale of the securities listed in the table above will be used for general corporate purposes.
Guarantees - At June 30, 2014, we were contingently liable for $0.9 billion of guarantees of our own performance, which were primarily related to excise taxes on the shipment of our products. There is no liability in the condensed consolidated financial statements associated with these guarantees. At June 30, 2014, our third-party guarantees were insignificant.
Equity and Dividends
As discussed in Note 3. Stock Plans to our condensed consolidated financial statements, during the six months ended June 30, 2014, we granted 2.4 million shares of deferred stock awards to eligible employees at a weighted-average grant date fair value of $77.74 per share. Equity awards generally vest three or more years after the date of the award, subject to earlier vesting on death or disability or normal retirement, or separation from employment by mutual agreement after reaching age 58.
In May 2012, our stockholders approved the Philip Morris International Inc. 2012 Performance Incentive Plan (the “2012 Plan”). The 2012 Plan replaced the 2008 Performance Incentive Plan (the “2008 Plan”) and, as a result, there will be no additional grants under the 2008 Plan. Under the 2012 Plan, we may grant to eligible employees restricted stock, restricted stock units and deferred stock units, performance-based cash incentive awards and performance-based equity awards. Up to 30 million shares of our common stock may be issued under the 2012 Plan. At June 30, 2014, shares available for grant under the 2012 Plan were 24,799,330.
On August 1, 2012, we began repurchasing shares under a three-year $18.0 billion share repurchase program that was authorized by our Board of Directors in June 2012. From August 1, 2012 through June 30, 2014, we repurchased 126.5 million shares of our common stock at a cost of $11.1 billion under this repurchase program. During the first six months of 2014, we repurchased 27.0 million shares at a cost of $2.25 billion. During the second quarter of 2014, we repurchased 11.6 million shares at a cost of $1.0 billion.
As previously announced on February 6, 2014, we have a share repurchase target amount for 2014 of $4.0 billion.
Dividends paid in the first six months of 2014 were $3.0 billion. During the third quarter of 2013, our Board of Directors approved a 10.6% increase in the quarterly dividend to $0.94 per common share. As a result, the present annualized dividend rate is $3.76 per common share.

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
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and whether to invest in or remain invested in our securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this document, particularly in the “Business Environment” section. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time, except in the normal course of our public disclosure obligations.
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
Litigation related to tobacco use and exposure to environmental tobacco smoke could substantially reduce our profitability and could severely impair our liquidity.
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

Because we have operations in numerous countries, our results may be influenced by economic, regulatory and political developments, natural disasters or conflicts.
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
There is an increasing number of conflicts, including in the Middle East and Ukraine. Political uncertainty, including potential effects from current or future economic sanctions by the U.S. or other governments, could lead to significant disruptions in our business.
In certain markets, we are dependent on governmental approvals of various actions such as price changes, and failure to obtain such approvals could impair growth in our profitability.
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
We lose revenues as a result of counterfeiting, contraband, cross-border purchases and non-tax paid volume produced by local manufacturers.
Large quantities of counterfeit cigarettes are sold in the international market. We believe that Marlboro is the most heavily counterfeited international cigarette brand, although we cannot quantify the revenues we lose as a result of this activity. In addition, our revenues are reduced by contraband, legal cross-border purchases and non-tax paid volume produced by local manufacturers.

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
We may be unsuccessful in our attempts to produce Reduced-Risk Products, and regulators may not permit reduced exposure or risk claims.

We continue to seek ways to develop commercially viable new product technologies with the potential to reduce exposure to harmful constituents in smoke and individual risk and population harm in comparison to smoking combustible cigarettes. Our goal is to develop products whose potential to reduce exposure, individual risk and population harm can be substantiated by rigorous scientific studies and that provide adult smokers the taste, sensory experience, nicotine delivery profile and ritual characteristics that are similar to those currently provided by combustible cigarettes. We may not succeed in these efforts. If we do not succeed, but others do, we may be at a competitive disadvantage. Furthermore, we cannot predict whether regulators will permit the marketing of tobacco products or other nicotine containing products with claims of reduced exposure or disease risk. A prohibition on any such claims could significantly undermine the commercial viability of these products.
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
The failure of our information systems to function as intended or their penetration by outside parties with the intent to corrupt them could result in business disruption, or loss of revenue, assets or personal or other sensitive data.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity for each of the three months in the quarter ended June 30, 2014 was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2014 – April 30, 2014 (1)	3,349,337	$83.60	118,195,196	$7,617,040,290
May 1, 2014 – May 31, 2014 (1)	4,550,386	$86.15	122,745,582	$7,225,025,706
June 1, 2014 – June 30, 2014 (1)	3,710,683	$88.39	126,456,265	$6,897,045,921
Pursuant to Publicly Announced Plans or Programs	11,610,406	$86.13
April 1, 2014 – April 30, 2014 (3)	454	$81.00
May 1, 2014 – May 31, 2014 (3)	2,888	$85.65
June 1, 2014 – June 30, 2014 (3)	62,494	$85.48
For the Quarter Ended June 30, 2014	11,676,242	$86.13

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

July 31, 2014