Form 10-Q
period 2014-09-30
Philip Morris International Inc.
filed 2014-10-31
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At October 29, 2014, there were 1,553,715,140 shares outstanding of the registrant’s common stock, no par value per share.

PHILIP MORRIS INTERNATIONAL INC.

In this report, “PMI,” “we,” “us” and “our” refers to Philip Morris International Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$2,043	$2,154
Receivables (less allowances of $49 in 2014 and $53 in 2013)	3,785	3,853
Inventories:
Leaf tobacco	3,316	3,709
Other raw materials	1,749	1,596
Finished product	2,914	4,541
	7,979	9,846
Deferred income taxes	381	502
Other current assets	573	497
Total current assets	14,761	16,852
Property, plant and equipment, at cost	13,361	13,957
Less: accumulated depreciation	7,088	7,202
	6,273	6,755
Goodwill (Note 5)	8,707	8,893
Other intangible assets, net (Note 5)	3,134	3,193
Investments in unconsolidated subsidiaries (Note 16)	1,371	1,536
Other assets	1,155	939
TOTAL ASSETS	$35,401	$38,168

See notes to condensed consolidated financial statements.
Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share data)
(Unaudited)

	September 30, 2014	December 31, 2013
LIABILITIES
Short-term borrowings (Note 12)	$2,091	$2,400
Current portion of long-term debt (Note 12)	1,357	1,255
Accounts payable	1,255	1,274
Accrued liabilities:
Marketing and selling	587	503
Taxes, except income taxes	4,961	6,492
Employment costs	1,251	949
Dividends payable	1,568	1,507
Other	1,175	1,382
Income taxes	744	1,192
Deferred income taxes	128	112
Total current liabilities	15,117	17,066
Long-term debt (Note 12)	25,395	24,023
Deferred income taxes	1,709	1,477
Employment costs	1,250	1,313
Other liabilities	607	563
Total liabilities	44,078	44,442
Contingencies (Note 10)
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2014 and 2013)	—	—
Additional paid-in capital	692	723
Earnings reinvested in the business	29,192	27,843
Accumulated other comprehensive losses	(5,022)	(4,190)
	24,862	24,376
Less: cost of repurchased stock (553,357,455 and 520,313,919 shares in 2014 and 2013, respectively)	34,974	32,142
Total PMI stockholders’ deficit	(10,112)	(7,766)
Noncontrolling interests	1,435	1,492
Total stockholders’ deficit	(8,677)	(6,274)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$35,401	$38,168

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Net revenues	$60,165	$59,639
Cost of sales	7,804	7,808
Excise taxes on products	37,595	36,211
Gross profit	14,766	15,620
Marketing, administration and research costs	5,026	5,214
Asset impairment and exit costs (Note 2)	503	8
Amortization of intangibles	67	71
Operating income	9,170	10,327
Interest expense, net	789	721
Earnings before income taxes	8,381	9,606
Provision for income taxes	2,446	2,777
Equity (income)/loss in unconsolidated subsidiaries, net	(74)	15
Net earnings	6,009	6,814
Net earnings attributable to noncontrolling interests	128	225
Net earnings attributable to PMI	$5,881	$6,589
Per share data (Note 8):
Basic earnings per share	$3.73	$4.02
Diluted earnings per share	$3.73	$4.02
Dividends declared	$2.88	$2.64

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended September 30,
	2014	2013
Net revenues	$21,335	$20,629
Cost of sales	2,734	2,618
Excise taxes on products	13,479	12,702
Gross profit	5,122	5,309
Marketing, administration and research costs	1,763	1,687
Asset impairment and exit costs (Note 2)	(9)	—
Amortization of intangibles	23	23
Operating income	3,345	3,599
Interest expense, net	267	239
Earnings before income taxes	3,078	3,360
Provision for income taxes	918	952
Equity (income)/loss in unconsolidated subsidiaries, net	(38)	6
Net earnings	2,198	2,402
Net earnings attributable to noncontrolling interests	43	62
Net earnings attributable to PMI	$2,155	$2,340
Per share data (Note 8):
Basic earnings per share	$1.38	$1.44
Diluted earnings per share	$1.38	$1.44
Dividends declared	$1.00	$0.94

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Net earnings	$6,009	$6,814
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustment:
Unrealized losses, net of income taxes of ($346) in 2014 and $119 in 2013	(944)	(1,383)
Change in net loss and prior service cost:
Net losses and prior service costs, net of income taxes of $4 in 2014 and $- in 2013	(41)	—
Amortization of net losses, prior service costs and net transition costs, net of income taxes of ($37) in 2014 and ($41) in 2013	119	178
Change in fair value of derivatives accounted for as hedges:
Gains transferred to earnings, net of income taxes of $4 in 2014 and $23 in 2013	(10)	(158)
Gains recognized, net of income taxes of ($1) in 2014 and ($23) in 2013	21	158
Total other comprehensive losses	(855)	(1,205)
Total comprehensive earnings	5,154	5,609
Less comprehensive earnings attributable to:
Noncontrolling interests	105	183
Redeemable noncontrolling interest (Note 7)	—	52
Comprehensive earnings attributable to PMI	$5,049	$5,374

See notes to condensed consolidated financial statements

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended September 30,
	2014	2013
Net earnings	$2,198	$2,402
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustment:
Unrealized losses, net of income taxes of ($287) in 2014 and $95 in 2013	(830)	(661)
Change in net loss and prior service cost:
Net losses and prior service costs, net of income taxes of $1 in 2014 and $- in 2013	—	—
Amortization of net losses, prior service costs and net transition costs, net of income taxes of ($11) in 2014 and ($14) in 2013	38	60
Change in fair value of derivatives accounted for as hedges:
Losses (gains) transferred to earnings, net of income taxes of $2 in 2014 and $9 in 2013	3	(63)
Gains recognized, net of income taxes of ($6) in 2014 and $- in 2013	56	2
Total other comprehensive losses	(733)	(662)
Total comprehensive earnings	1,465	1,740
Less comprehensive earnings attributable to:
Noncontrolling interests	18	95
Redeemable noncontrolling interest (Note 7)	—	9
Comprehensive earnings attributable to PMI	$1,447	$1,636

See notes to condensed consolidated financial statements

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Nine Months Ended September 30, 2014 and 2013
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests		Total
Balances, January 1, 2013	$—	$1,334	$25,076	$(3,604)	$(26,282)	$322		$(3,154)
Net earnings			6,589			150	(a)	6,739	(a)
Other comprehensive earnings (losses), net of income taxes				(1,165)		(17)	(a)	(1,182)	(a)
Issuance of stock awards and exercise of stock options		17			135			152
Dividends declared ($2.64 per share)			(4,306)					(4,306)
Payments to noncontrolling interests						(176)		(176)
Purchase of subsidiary shares from noncontrolling interests		(672)		(51)		(41)		(764)
Common stock repurchased					(4,500)			(4,500)
Balances, September 30, 2013	$—	$679	$27,359	$(4,820)	$(30,647)	$238		$(7,191)
Balances, January 1, 2014	$—	$723	$27,843	$(4,190)	$(32,142)	$1,492		$(6,274)
Net earnings			5,881			128		6,009
Other comprehensive earnings (losses), net of income taxes				(832)		(23)		(855)
Issuance of stock awards and exercise of stock options		(31)			168			137
Dividends declared ($2.88 per share)			(4,532)					(4,532)
Payments to noncontrolling interests						(168)		(168)
Common stock repurchased					(3,000)			(3,000)
Other						6		6
Balances, September 30, 2014	$—	$692	$29,192	$(5,022)	$(34,974)	$1,435		$(8,677)
(a) For the nine months ended September 30, 2013, net earnings attributable to noncontrolling interests exclude $75 million of earnings related to the redeemable noncontrolling interest, which was originally reported outside of the equity section in the condensed consolidated balance sheet at September 30, 2013. Other comprehensive earnings, net of income taxes, also exclude $23 million of net currency translation adjustment losses related to the redeemable noncontrolling interest at September 30, 2013. In December 2013, the redeemable noncontrolling interest balance of $1,275 million was reclassified to noncontrolling interests due to the termination of an exit rights agreement. See Note 7. Redeemable Noncontrolling Interests for further details.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$6,009	$6,814

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	660	659
Deferred income tax provision	52	73
Asset impairment and exit costs, net of cash paid	240	(9)
Cash effects of changes, net of the effects from acquired companies:
Receivables, net	(176)	(206)
Inventories	1,326	546
Accounts payable	127	26
Income taxes	(438)	(606)
Accrued liabilities and other current assets	(1,408)	183
Pension plan contributions	(98)	(82)
Other	91	417
Net cash provided by operating activities	6,385	7,815

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(804)	(821)
Purchase of businesses, net of acquired cash	(110)	—
Investments in unconsolidated subsidiaries	(22)	(656)
Other	163	6
Net cash used in investing activities	(773)	(1,471)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Short-term borrowing activity by original maturity:
Net issuances - maturities of 90 days or less	$233	$215
Issuances - maturities longer than 90 days	977	1,610
Repayments - maturities longer than 90 days	(1,435)	(516)
Long-term debt proceeds	3,632	5,205
Long-term debt repaid	(1,240)	(2,738)
Repurchases of common stock	(3,050)	(4,516)
Issuance of common stock	1	—
Dividends paid	(4,471)	(4,202)
Purchase of subsidiary shares from noncontrolling interests	—	(703)
Other	(209)	(258)
Net cash used in financing activities	(5,562)	(5,903)
Effect of exchange rate changes on cash and cash equivalents	(161)	(42)

Cash and cash equivalents:
(Decrease) Increase	(111)	399
Balance at beginning of period	2,154	2,983
Balance at end of period	$2,043	$3,382

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Background and Basis of Presentation:
Background
Philip Morris International Inc. is a holding company incorporated in Virginia, U.S.A., whose subsidiaries and affiliates and their licensees are engaged in the manufacture and sale of cigarettes, other tobacco products and other nicotine-containing products in markets outside of the United States of America. Throughout these financial statements, the term “PMI” refers to Philip Morris International Inc. and its subsidiaries.
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

Note 2. Asset Impairment and Exit Costs:
Pre-tax asset impairment and exit costs consisted of the following:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2014	2013	2014	2013
Separation programs:
European Union	$343	$—	$(16)	$—
Asia	24	—	—	—
Latin America & Canada	3	—	3	—
Total separation programs	370	—	(13)	—
Contract termination charges:
Asia	—	8	—	—
Total contract termination charges	—	8	—	—
Asset impairment charges:
European Union	129	—	—	—
Latin America & Canada	4	—	4	—
Total asset impairment charges	133	—	4	—
Asset impairment and exit costs	$503	$8	$(9)	$—

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Movement in Exit Cost Liabilities
The movement in exit cost liabilities for the nine months ended September 30, 2014 was as follows:

(in millions)
Liability balance, January 1, 2014	$308
Charges, net	370
Cash spent	(263)
Currency/other	(48)
Liability balance, September 30, 2014	$367
Cash payments related to exit costs at PMI were $263 million and $33 million for the nine months and three months ended September 30, 2014, respectively, and $17 million and $5 million for the nine months and three months ended September 30, 2013, respectively. Future cash payments for exit costs incurred to date are expected to be approximately $367 million, and will be substantially paid by the third quarter of 2015.

The pre-tax asset impairment and exit costs shown above are primarily a result of the following:

The Netherlands

On April 4, 2014, PMI announced the initiation by its affiliate, Philip Morris Holland B.V. (“PMH”), of consultations with employee representatives on a proposal to discontinue cigarette production at its factory located in Bergen op Zoom, the Netherlands. PMH reached an agreement with the trade unions and their members on a social plan, and ceased cigarette production on September 1, 2014. For the nine months ended September 30, 2014, total pre-tax asset impairment and exit costs of $472 million were recorded and for the three months ended September 30, 2014 a reversal of $16 million was recorded for this program due to a change in estimate in the European Union segment.

Other
Separation Program Charges
PMI recorded other pre-tax separation program charges of $27 million and $3 million for the nine months and three months ended September 30, 2014 related to severance costs for factory closures in Australia and Canada.

Contract Termination Charges
During the nine months ended September 30, 2013, PMI recorded exit costs of $8 million related to the termination of distribution agreements.

Asset Impairment Charges
PMI recorded other pre-tax asset impairment charges of $4 million for the nine months and three months ended September 30, 2014 related to a factory closure in Canada.

Note 3. Stock Plans:
In May 2012, PMI’s stockholders approved the Philip Morris International Inc. 2012 Performance Incentive Plan (the “2012 Plan”). The 2012 Plan replaced the 2008 Performance Incentive Plan (the “2008 Plan”) and, as a result, there will be no additional grants under the 2008 Plan. Under the 2012 Plan, PMI may grant to eligible employees restricted stock, restricted stock units and deferred stock units, performance-based cash incentive awards and performance-based equity awards. Up to 30 million shares of PMI’s common stock may be issued under the 2012 Plan. At September 30, 2014, shares available for grant under the 2012 Plan were 24,799,010.
In 2008, PMI adopted the Philip Morris International Inc. 2008 Stock Compensation Plan for Non-Employee Directors (the “Non-Employee Directors Plan”). A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

shares of PMI common stock may be awarded under the Non-Employee Directors Plan. At September 30, 2014, shares available for grant under the plan were 715,904.
During the nine months ended September 30, 2014, PMI granted 2.4 million shares of deferred stock awards to eligible employees at a weighted-average grant date fair value of $77.74 per share. During the nine months ended September 30, 2013, PMI granted 2.8 million shares of deferred stock awards to eligible employees at a weighted-average grant date fair value of $88.43 per share. PMI recorded compensation expense related to stock awards of $161 million and $172 million during the nine months ended September 30, 2014 and 2013, respectively and $48 million during the three months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, PMI had $236 million of total unrecognized compensation cost related to non-vested deferred stock awards. The cost is recognized over the original restriction period of the awards, which is typically three or more years after the date of the award, subject to earlier vesting on death or disability or normal retirement, or separation from employment by mutual agreement after reaching age 58.

During the nine months ended September 30, 2014, 3.5 million shares of PMI restricted stock and deferred stock awards vested. The grant date fair value of all the vested shares was approximately $212 million. The total fair value of restricted stock and deferred stock awards that vested during the nine months ended September 30, 2014 was approximately $277 million.

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
Pension Plans
Components of Net Periodic Benefit Cost
Net periodic pension cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Service cost	$4	$5	$155	$190
Interest cost	12	12	155	126
Expected return on plan assets	(12)	(11)	(265)	(257)
Amortization:
Net loss	5	8	87	151
Prior service cost	—	1	5	7
Net transition obligation	—	—	—	1
Net periodic pension cost	$9	$15	$137	$218

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2014	2013	2014	2013
Service cost	$1	$1	$51	$63
Interest cost	4	4	52	42
Expected return on plan assets	(4)	(3)	(88)	(84)
Amortization:
Net loss	2	2	30	49
Prior service cost	—	—	1	2
Net periodic pension cost	$3	$4	$46	$72

Employer Contributions
PMI makes, and plans to make, contributions, to the extent that they are tax deductible and to meet specific funding requirements of its funded U.S. and non-U.S. plans. Employer contributions of $98 million were made to the pension plans during the nine months ended September 30, 2014. Currently, PMI anticipates making additional contributions during the remainder of 2014 of approximately $70 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Note 5. Goodwill and Other Intangible Assets, net:
Goodwill and other intangible assets, net, by segment was as follows:

	Goodwill		Other Intangible Assets, net
(in millions)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
European Union	$1,472	$1,472	$622	$604
Eastern Europe, Middle East & Africa	544	617	219	228
Asia	3,957	3,960	1,230	1,251
Latin America & Canada	2,734	2,844	1,063	1,110
Total	$8,707	$8,893	$3,134	$3,193
Goodwill is due primarily to PMI’s acquisitions in Canada, Colombia, Greece, Indonesia, Mexico, Pakistan and Serbia, as well as the business combination in the Philippines. The movements in goodwill from December 31, 2013, were as follows:

(in millions)	European Union	Eastern Europe, Middle East & Africa	Asia	Latin America & Canada	Total
Balances, December 31, 2013	$1,472	$617	$3,960	$2,844	$8,893
Changes due to:
Acquisitions	114	—	—	2	116
Currency	(114)	(73)	(3)	(112)	(302)
Balances, September 30, 2014	$1,472	$544	$3,957	$2,734	$8,707
The increase in goodwill from acquisitions was due primarily to the preliminary purchase price allocation for PMI's June 2014 purchase of Nicocigs Limited, a U.K.-based e-vapor company. For further details, see Note 17. Acquisitions and Other Business Arrangements.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Additional details of other intangible assets were as follows:

	September 30, 2014		December 31, 2013
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$1,780		$1,798
Amortizable intangible assets	1,945	$591	1,940	$545
Total other intangible assets	$3,725	$591	$3,738	$545

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia in 2005 and Mexico in 2007. Amortizable intangible assets primarily consist of certain trademarks, distribution networks and non-compete agreements associated with business combinations. The gross carrying amount, the range of useful lives as well as the weighted-average remaining useful life of amortizable intangible assets at September 30, 2014, were as follows:

(dollars in millions)	Gross Carrying Amount	Initial Estimated Useful Lives	Weighted-Average Remaining Useful Life
Trademarks	$1,553	2 - 40 years	24 years
Distribution networks	174	5 - 30 years	13 years
Non-compete agreements	126	3 - 10 years	1 year
Other (including farmer contracts and intellectual property rights)	92	10 - 17 years	12 years
	$1,945

Pre-tax amortization expense for intangible assets during the nine months ended September 30, 2014 and 2013 was $67 million and $71 million, respectively, and $23 million for each of the three months ended September 30, 2014 and 2013. Amortization expense for each of the next five years is estimated to be $86 million or less, assuming no additional transactions occur that require the amortization of intangible assets.
The decrease in the gross carrying amount of other intangible assets from December 31, 2013, was due primarily to currency movements, partially offset by the preliminary purchase price allocation for PMI's June 2014 purchase of Nicocigs Limited, as well as the purchase of additional patent rights related to an aerosol delivery technology acquired in 2011.
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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

PMI uses deliverable and non-deliverable forward foreign exchange contracts, foreign currency swaps and foreign currency options, collectively referred to as foreign exchange contracts, to mitigate its exposure to changes in exchange and interest rates from third-party and intercompany actual and forecasted transactions. The primary currencies to which PMI is exposed include the Australian dollar, Euro, Indonesian rupiah, Japanese yen, Mexican peso, Russian ruble, Swiss franc and Turkish lira. At September 30, 2014, PMI had contracts with aggregate notional amounts of $20.7 billion of which $2.9 billion related to cash flow hedges, $2.5 billion related to hedges of net investments in foreign operations and $15.3 billion related to other derivatives that primarily offset currency exposures on intercompany financing.
The fair value of PMI’s foreign exchange contracts included in the condensed consolidated balance sheet as of September 30, 2014 and December 31, 2013, were as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in millions)	Balance Sheet Classification	At September 30, 2014	At December 31, 2013	Balance Sheet Classification	At September 30, 2014	At December 31, 2013
Foreign exchange contracts designated as hedging instruments	Other current assets	$151	$111	Other accrued liabilities	$15	$44
	Other assets	66	—	Other liabilities	20	46
Foreign exchange contracts not designated as hedging instruments	Other current assets	36	42	Other accrued liabilities	91	12
	Other assets	2	—	Other liabilities	—	14
Total derivatives		$255	$153		$126	$116

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Hedging activities, which represent movement in derivatives as well as the respective underlying transactions, had the following effect on PMI’s condensed consolidated statements of earnings and other comprehensive earnings for the nine months and three months ended September 30, 2014 and 2013:

(in millions)	For the Nine Months Ended September 30, 2014
Gain (Loss)	Cash Flow Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$59		$—		$59
Cost of sales	—		—		—
Marketing, administration and research costs	(18)		—		(18)
Operating income	41		—		41
Interest expense, net	(27)		(2)		(29)
Earnings before income taxes	14		(2)		12
Provision for income taxes	(4)		1		(3)
Net earnings attributable to PMI	$10		$(1)		$9
Other Comprehensive Earnings/(Losses):
Gains transferred to earnings	$(14)			$4	$(10)
Recognized gains	22			(1)	21
Net impact on equity	$8			$3	$11
Currency translation adjustments		$159		$(52)	$107

(in millions)	For the Nine Months Ended September 30, 2013
Gain (Loss)	Cash Flow Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$213		$—		$213
Cost of sales	6		—		6
Marketing, administration and research costs	—		—		—
Operating income	219		—		219
Interest expense, net	(38)		—		(38)
Earnings before income taxes	181		—		181
Provision for income taxes	(23)		2		(21)
Net earnings attributable to PMI	$158		$2		$160
Other Comprehensive Earnings/(Losses):
Gains transferred to earnings	$(181)			$23	$(158)
Recognized gains	181			(23)	158
Net impact on equity	$—			$—	$—
Currency translation adjustments		$(28)		$9	$(19)

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in millions)	For the Three Months Ended September 30, 2014
Gain (Loss)	Cash Flow Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$27		$—		$27
Cost of sales	—		—		—
Marketing, administration and research costs	(17)		—		(17)
Operating income	10		—		10
Interest expense, net	(11)		(3)		(14)
Earnings before income taxes	(1)		(3)		(4)
Provision for income taxes	(2)		1		(1)
Net earnings attributable to PMI	$(3)		$(2)		$(5)
Other Comprehensive Earnings/(Losses):
Losses transferred to earnings	$1			$2	$3
Recognized gains	62			(6)	56
Net impact on equity	$63			$(4)	$59
Currency translation adjustments		$123		$(45)	$78

(in millions)	For the Three Months Ended September 30, 2013
Gain (Loss)	Cash Flow Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Statement of Earnings:
Net revenues	$88		$—		$88
Cost of sales	—		—		—
Marketing, administration and research costs	—		—		—
Operating income	88		—		88
Interest expense, net	(16)		(2)		(18)
Earnings before income taxes	72		(2)		70
Provision for income taxes	(9)		1		(8)
Net earnings attributable to PMI	$63		$(1)		$62
Other Comprehensive Earnings/(Losses):
Gains transferred to earnings	$(72)			$9	$(63)
Recognized gains	2			—	2
Net impact on equity	$(70)			$9	$(61)
Currency translation adjustments		$(44)		$10	$(34)

Each type of hedging activity is described in greater detail below.
Cash Flow Hedges
PMI has entered into foreign exchange contracts to hedge foreign currency exchange risk related to certain forecasted transactions. The effective portion of gains and losses associated with qualifying cash flow hedge contracts is deferred as a component of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. During the nine months and three months ended September 30, 2014 and 2013, ineffectiveness related to cash flow hedges was not material. As of September 30, 2014, substantially all of PMI's hedged forecasted transactions are for

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

periods not exceeding the next fifteen months with the exception of one foreign exchange contract that expires in May 2024. The impact of these hedges is primarily included in operating cash flows on PMI’s condensed consolidated statements of cash flows.

For the nine months and three months ended September 30, 2014 and 2013, foreign exchange contracts that were designated as cash flow hedging instruments impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives
		2014	2013	2014	2013
Foreign exchange contracts				$22	$181
	Net revenues	$59	$213
	Cost of sales	—	6
	Marketing, administration and research costs	(18)	—
	Interest expense, net	(27)	(38)
Total		$14	$181	$22	$181

(pre-tax, in millions)	For the Three Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives
		2014	2013	2014	2013
Foreign exchange contracts				$62	$2
	Net revenues	$27	$88
	Marketing, administration and research costs	(17)	—
	Interest expense, net	(11)	(16)
Total		$(1)	$72	$62	$2

Hedges of Net Investments in Foreign Operations
PMI designates certain foreign currency denominated debt and foreign exchange contracts as net investment hedges of its foreign operations. For the nine months ended September 30, 2014 and 2013, these hedges of net investments resulted in gains (losses), net of income taxes of $624 million and $(163) million, respectively. For the three months ended September 30, 2014 and 2013, these hedges of net investments resulted in gains (losses), net of income taxes, of $531 million and $(199) million, respectively. These gains (losses) were reported as a component of accumulated other comprehensive losses within currency translation adjustments. For the nine months and three months ended September 30, 2014 and 2013, ineffectiveness related to net investment hedges was not material. Other investing cash flows on PMI’s condensed consolidated statements of cash flows include the premiums paid for, and settlements of, net investment hedges.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the nine months and three months ended September 30, 2014 and 2013, foreign exchange contracts that were designated as net investment hedging instruments impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Nine Months Ended September 30,
Derivatives in Net Investment Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives
		2014	2013	2014	2013
Foreign exchange contracts				$159	$(28)
	Interest expense, net	$—	$—

(pre-tax, in millions)	For the Three Months Ended September 30,
Derivatives in Net Investment Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives
		2014	2013	2014	2013
Foreign exchange contracts				$123	$(44)
	Interest expense, net	$—	$—

Other Derivatives
PMI has entered into foreign exchange contracts to hedge the foreign currency exchange and interest rate risks related to intercompany loans between certain subsidiaries, and third-party loans. While effective as economic hedges, no hedge accounting is applied for these contracts; therefore, the unrealized gains (losses) relating to these contracts are reported in PMI’s condensed consolidated statements of earnings. For the nine months ended September 30, 2014 and 2013, the gains (losses) from contracts for which PMI did not apply hedge accounting were $(113) million and $67 million, respectively. For the three months ended September 30, 2014 and 2013, the gains/(losses) from contracts for which PMI did not apply hedge accounting were $(207) million and $87 million, respectively. The gains (losses) from these contracts substantially offset the losses and gains generated by the underlying intercompany and third-party loans being hedged.

As a result, for the nine months and three months ended September 30, 2014 and 2013, these items impacted the condensed consolidated statements of earnings as follows:

(pre-tax, in millions)	For the Three Months Ended September 30,
Derivatives not Designated as Hedging Instruments	Statement of Earnings Classification of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Earnings
		For the Nine Months Ended September 30,		For the Three Months Ended September 30,
		2014	2013	2014	2013
Foreign exchange contracts
	Interest expense, net	$(2)	$—	$(3)	$(2)

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses
Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2014	2013	2014	2013
Gain at beginning of period	$63	$92	$15	$153
Derivative (gains)/losses transferred to earnings	(10)	(158)	3	(63)
Change in fair value	21	158	56	2
Gain as of September 30,	$74	$92	$74	$92
At September 30, 2014, PMI expects $50 million of derivative gains that are included in accumulated other comprehensive losses to be reclassified to the condensed consolidated statement of earnings within the next twelve months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.
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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The redeemable noncontrolling interest balance at September 30, 2013 was $1,283 million. The movement in redeemable noncontrolling interest for the nine months ended September 30, 2013 was as follows:

(in millions)
Redeemable noncontrolling interest at December 31, 2012	$1,301
Share of net earnings	75
Dividend payments	(70)
Currency translation losses	(23)
Redeemable noncontrolling interest at September 30, 2013	$1,283

Note 8. Earnings Per Share:
Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2014	2013	2014	2013
Net earnings attributable to PMI	$5,881	$6,589	$2,155	$2,340
Less distributed and undistributed earnings attributable to share-based payment awards	27	35	9	12
Net earnings for basic and diluted EPS	$5,854	$6,554	$2,146	$2,328
Weighted-average shares for basic and diluted EPS	1,571	1,630	1,560	1,614
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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Segment data were as follows:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2014	2013	2014	2013
Net revenues:
European Union	$22,225	$21,255	$7,777	$7,487
Eastern Europe, Middle East & Africa	16,347	15,346	6,111	5,546
Asia	14,515	15,776	4,943	5,144
Latin America & Canada	7,078	7,262	2,504	2,452
Net revenues	$60,165	$59,639	$21,335	$20,629
Earnings before income taxes:
Operating companies income:
European Union	$2,875	$3,227	$1,186	$1,207
Eastern Europe, Middle East & Africa	3,218	2,968	1,204	1,088
Asia	2,614	3,567	799	1,097
Latin America & Canada	734	776	267	267
Amortization of intangibles	(67)	(71)	(23)	(23)
General corporate expenses	(130)	(155)	(50)	(43)
Less:
Equity (income)/loss in unconsolidated subsidiaries, net	(74)	15	(38)	6
Operating income	9,170	10,327	3,345	3,599
Interest expense, net	(789)	(721)	(267)	(239)
Earnings before income taxes	$8,381	$9,606	$3,078	$3,360
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
To date, we have paid one judgment in a tobacco-related case. That judgment, including costs, was approximately €1,400 (approximately $1,800), and that payment was made in order to appeal an Italian small claims case, which was subsequently reversed on appeal. To date, no tobacco-related case has been finally resolved in favor of a plaintiff against us, our subsidiaries or indemnitees.
The table below lists the number of tobacco-related cases pending against us and/or our subsidiaries or indemnitees as of October 30, 2014, October 30, 2013 and November 1, 2012:

Type of Case	Number of Cases Pending as of October 30, 2014	Number of Cases Pending as of October 30, 2013	Number of Cases Pending as of November 1, 2012
Individual Smoking and Health Cases	64	61	75
Smoking and Health Class Actions	11	11	10
Health Care Cost Recovery Actions	15	15	15
Lights Class Actions	1	1	2
Individual Lights Cases	2	2	7
Public Civil Actions	2	3	4
Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 427 Smoking and Health, Lights, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Ten cases have had decisions in favor of plaintiffs. Eight of these cases have subsequently reached final resolution in our favor and two remain on appeal.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The table below lists the verdicts and post-trial developments in the following cases where verdicts were returned in favor of plaintiffs:

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
September 2009	Brazil/Bernhardt	Individual Smoking and Health	The Civil Court of Rio de Janeiro found for plaintiff and ordered Philip Morris Brasil to pay R$13,000 (approximately $5,400) in “moral damages.”
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
In March 2011, the Court of Appeals affirmed the trial court's decision and denied Philip Morris Brasil's appeal. The Court of Appeals increased the amount of damages awarded to the plaintiff to R$100,000 (approximately $41,400). Philip Morris Brasil has appealed this decision to the Superior Court of Justice.

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

In April 2004, the court clarified its ruling, awarding “moral damages” of R$1,000 (approximately $410) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class was not estimated. Defendants appealed to the São Paulo Court of Appeals, which annulled the ruling in November 2008, finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In May 2011, the trial court dismissed the claim. Plaintiff has appealed. In addition, the defendants filed a constitutional appeal to the Federal Supreme Tribunal on the basis that the plaintiff did not have standing to bring the lawsuit. This appeal is still pending.

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
As of October 30, 2014, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•
64 cases brought by individual plaintiffs in Argentina (23), Brazil (23), Canada (2), Chile (8), Costa Rica (2), Greece (1), Italy (3), the Philippines (1) and Scotland (1), compared with 61 such cases on October 30, 2013, and 75 cases on November 1, 2012; and

•	11 cases brought on behalf of classes of individual plaintiffs in Brazil (2) and Canada (9), compared with 11 such cases on October 30, 2013 and 10 such cases on November 1, 2012.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In the second class action pending in Brazil, Public Prosecutor of São Paulo v. Philip Morris Brasil Industria e Comercio Ltda., Civil Court of the City of São Paulo, Brazil, filed August 6, 2007, our subsidiary is a defendant. The plaintiff, the Public Prosecutor of the State of São Paulo, is seeking (i) damages on behalf of all smokers nationwide, former smokers, and their relatives; (ii) damages on behalf of people exposed to environmental tobacco smoke nationwide, and their relatives; and (iii) reimbursement of the health care costs allegedly incurred for the treatment of tobacco-related diseases by all Brazilian States and Municipalities, and the Federal District. In an interim ruling issued in December 2007, the trial court limited the scope of this claim to the State of São Paulo only. In December 2008, the Seventh Civil Court of São Paulo issued a decision declaring that it lacked jurisdiction because the case involved issues similar to the ADESF case discussed above and should be transferred to the Nineteenth Lower Civil Court in São Paulo where the ADESF case is pending. The court further stated that these cases should be consolidated for the purposes of judgment. In April 2010, the São Paulo Court of Appeals reversed the Seventh Civil Court's decision that consolidated the cases, finding that they are based on different legal claims and are progressing at different stages of proceedings. This case was returned to the Seventh Civil Court of São Paulo, and our subsidiary filed its closing arguments in December 2010. In March 2012, the trial court dismissed the case on the merits. In January 2014, the São Paulo Court of Appeals rejected plaintiff’s appeal and affirmed the trial court decision. In July 2014, plaintiff appealed to the Superior Court of Justice.
In the first class action pending in Canada, Cecilia Letourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, our subsidiary and other Canadian manufacturers are defendants. The plaintiff, an individual smoker, is seeking compensatory and punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005. In February 2011, the trial court ruled that the federal government would remain as a third party in the case. In November 2012, the Court of Appeals dismissed defendants' third-party claims against the federal government. Trial began on March 12, 2012. Closing arguments began in September 2014 and are scheduled to conclude in December 2014, with a judgment to follow at an indeterminate point after the conclusion of the trial proceedings.
In the second class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, our subsidiary and other Canadian manufacturers are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, are seeking compensatory and punitive damages for each member of the class who allegedly suffers from certain smoking-related diseases. The class was certified in 2005. In February 2011, the trial court ruled that the federal government would remain as a third party in the case. In November 2012, the Court of Appeals dismissed defendants' third-party claims against the federal government. Trial began on March 12, 2012. Closing arguments began in September 2014 and are scheduled to conclude in December 2014, with a judgment to follow at an indeterminate point after the conclusion of the trial proceedings.
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
As of October 30, 2014, there were 15 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Canada (9), Korea (1) and Nigeria (5), compared with 15 such cases on October 30, 2013 and 15 such cases on November 1, 2012.
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
In the seventh health care cost recovery case filed in Canada, Her Majesty the Queen in Right of the Province of Manitoba v. Rothmans, Benson & Hedges, Inc., et al., The Queen's Bench, Winnipeg Judicial Centre, Canada, filed May 31, 2012, we, our subsidiaries, our indemnitees (PM USA and Altria), and other members of the industry are defendants. The claim was filed by the government of the province of Manitoba based on legislation enacted in the province that is similar to the laws enacted in several other Canadian provinces. The legislation authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” In September 2014, defendants filed their statements of defense.
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
In the health care cost recovery case in Korea, the National Health Insurance Service v. KT&G, et. al., filed April 14, 2014, our subsidiary and other Korean manufacturers are defendants. Plaintiff alleges that defendants concealed the health hazards of smoking, marketed to youth, added ingredients to make their products more harmful and addictive, and misled consumers into believing that Lights cigarettes are safer than regular cigarettes. The National Health Insurance Service seeks to recover approximately $53.7 million allegedly incurred in treating 3,484 patients with small cell lung cancer, squamous cell lung cancer, and squamous cell laryngeal cancer from 2003 to 2012. The court has scheduled a preliminary hearing for early November 2014.

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

As of October 30, 2014, the following lights cases were pending against our subsidiaries or indemnitees:

•	1 case brought on behalf of individual plaintiffs in Israel, compared with 1 such case on October 30, 2013 and 2 such cases on November 1, 2012; and

•	2 cases brought by individual plaintiffs in Chile (1) and Italy (1), compared with 2 such cases on October 30, 2013, and 7 such cases on November 1, 2012.
In the class action pending in Israel, El-Roy, et al. v. Philip Morris Incorporated, et al., District Court of Tel-Aviv/Jaffa, Israel, filed January 18, 2004, our subsidiary and our indemnitees (PM USA and our former importer) are defendants. The plaintiffs filed a purported class action claiming that the class members were misled by the descriptor “lights” into believing that lights cigarettes

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

are safer than full flavor cigarettes. The claim seeks recovery of the purchase price of lights cigarettes and compensation for distress for each class member. In November 2012, the court denied class certification and dismissed the individual claims. Plaintiffs appealed to the Supreme Court. An oral hearing has been scheduled for the middle of November 2014.

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
As of October 30, 2014, there were 2 public civil actions pending against our subsidiaries in Argentina (1) and Venezuela (1), compared with 3 such cases on October 30, 2013, and 4 such cases on November 1, 2012.
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

PMI’s effective tax rates for the nine months and three months ended September 30, 2014 were 29.2% and 29.8%, respectively. PMI's effective tax rates for the nine months and three months ended September 30, 2013 were 28.9% and 28.3%, respectively. The effective tax rate for the nine months ended September 30, 2013 was unfavorably impacted by the additional expense associated with the Act ($17 million). Excluding the special 2013 tax item, the change in the effective tax rate for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, was primarily due to earnings mix by taxing jurisdiction and repatriation cost differences.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The effective tax rates are based on PMI’s full-year earnings mix projections by taxing jurisdiction and cash repatriation plans. Changes in earnings mix by taxing jurisdiction or in cash repatriation plans could have an impact on the effective tax rates, which PMI monitors each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.
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

Note 12. Indebtedness:
Short-term Borrowings:
At September 30, 2014 and December 31, 2013, PMI’s short-term borrowings, consisting of commercial paper and bank loans to certain PMI subsidiaries, had a carrying value of $2,091 million and $2,400 million, respectively. The fair value of PMI’s short-term borrowings, based on current market interest rates, approximates carrying value.

Long-term Debt:
At September 30, 2014 and December 31, 2013, PMI’s long-term debt consisted of the following:

(in millions)	September 30, 2014	December 31, 2013
U.S. dollar notes, 0.277% to 6.375% (average interest rate 3.877%), due through 2043	$15,265	$16,500
Foreign currency obligations:
Euro notes, 1.750% to 5.875% (average interest rate 3.104%), due through 2033	9,556	7,303
Swiss franc notes, 0.750% to 2.000% (average interest rate 1.217%), due through 2024	1,757	1,289
Other (average interest rate 3.716%), due through 2024	174	186
	26,752	25,278
Less current portion of long-term debt	1,357	1,255
	$25,395	$24,023
Other foreign currency debt above includes mortgage debt in Switzerland and capital lease obligations at September 30, 2014 and December 31, 2013.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

PMI's debt issuances in the first nine months of 2014 were as follows:

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
At September 30, 2014, PMI's total committed credit facilities were as follows:

(in billions)

Type	Committed Credit Facilities
364-day revolving credit, expiring February 10, 2015	$2.0
Multi-year revolving credit, expiring February 28, 2019	2.5
Multi-year revolving credit, expiring October 25, 2016	3.5
Total facilities	$8.0

At September 30, 2014, there were no borrowings under these committed credit facilities, and the entire committed amounts were available for borrowing.

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
Debt
The fair value of PMI’s outstanding debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. The aggregate carrying value of PMI’s debt, excluding short-term borrowings and $16 million of capital lease obligations, was $26,736 million at September 30, 2014. The fair value of PMI’s outstanding debt, excluding the aforementioned short-term borrowings and capital lease obligations, has been classified within Level 1 and Level 2 in the table shown below.
Contingent Consideration
The fair value of PMI's contingent consideration relating to acquisitions is determined utilizing a discounted cash flow approach using various probability weighted scenarios. The significant unobservable inputs used in calculating the fair value of the contingent consideration includes financial performance scenarios, the probability of achieving those scenarios, and the discount rate. PMI's contingent consideration has been classified within Level 3 in the table shown below. For additional information, see Note 17. Acquisitions and Other Business Arrangements.

The aggregate fair values of PMI’s derivative financial instruments, debt and contingent consideration as of September 30, 2014, were as follows:

(in millions)	Fair Value at September 30, 2014	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$255	$—	$255	$—
Total assets	$255	$—	$255	$—
Liabilities:
Debt	$28,645	$28,464	$181	$—
Foreign exchange contracts	126	—	126	—
Contingent consideration	23	—	—	23
Total liabilities	$28,794	$28,464	$307	$23

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 14. Accumulated Other Comprehensive Losses:
PMI’s accumulated other comprehensive losses, net of taxes, consisted of the following:

(in millions)	At September 30, 2014	At December 31, 2013	At September 30, 2013
Currency translation adjustments	$(3,128)	$(2,207)	$(1,724)
Pension and other benefits	(1,968)	(2,046)	(3,188)
Derivatives accounted for as hedges	74	63	92
Total accumulated other comprehensive losses	$(5,022)	$(4,190)	$(4,820)

Reclassifications from Other Comprehensive Earnings

The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement are shown on the condensed consolidated statements of comprehensive earnings for the nine months and three months ended September 30, 2014 and 2013. For additional information, see Note 4. Benefit Plans and Note 6. Financial Instruments for disclosures related to PMI's pension and other benefits, and derivative financial instruments, respectively.

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

The effects of these foreign exchange contract assets and liabilities on PMI's condensed consolidated balance sheets were as follows:

(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Received/Pledged
						Net Amount

At September 30, 2014
Assets
Foreign exchange contracts	$255	$—	$255	$(63)	$(136)	$56
Liabilities
Foreign exchange contracts	$126	$—	$126	$(63)	$(31)	$32
At December 31, 2013
Assets
Foreign exchange contracts	$153	$—	$153	$(52)	$(79)	$22
Liabilities
Foreign exchange contracts	$116	$—	$116	$(52)	$(47)	$17

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 16. Investments in Unconsolidated Subsidiaries:

At September 30, 2014 and December 31, 2013, PMI had total investments in unconsolidated subsidiaries of $1,371 million and $1,536 million, respectively, which were accounted for under the equity method of accounting. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses and movements in currency translation adjustments. The carrying value of our equity method investments at the acquisition date exceeded our share of the unconsolidated subsidiaries' book value by $1,417 million, including $1,264 million attributable to goodwill. The difference between the investment carrying value and the amount of underlying equity in net assets, excluding the $1,264 million attributable to goodwill, is being amortized on a straight-line basis over the underlying assets' estimated useful lives of 3 to 20 years. At September 30, 2014 and December 31, 2013, PMI received year-to-date dividends from unconsolidated subsidiaries of $73 million and $1 million, respectively.
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
At September 30, 2014 and December 31, 2013, PMI's investments in other unconsolidated subsidiaries were $38 million and $42 million, respectively, with ownership percentages ranging from 40% to 50%.
PMI’s earnings activity from unconsolidated subsidiaries was as follows:

(in millions)	For the Nine Months Ended September 30, 2014	For the Three Months Ended September 30, 2014

Net revenues	$4,184	$1,578

PMI’s balance sheet activity related to unconsolidated subsidiaries was as follows:

(in millions)	At September 30, 2014	At December 31, 2013

Receivables	$525	$470
Notes receivable	$107	$100
Other liabilities	$92	$86

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 17. Acquisitions and Other Business Arrangements:

In June 2014, PMI acquired 100% of Nicocigs Limited, a leading U.K.-based e-vapor company, for $103 million, net of cash acquired, with additional contingent payments of up to $77 million, primarily relating to performance targets over a three-year period. For additional information regarding this contingent consideration, see Note 13. Fair Value Measurements. The purchase price allocation is expected to be completed by the end of 2014. The effect of this acquisition was not material to PMI's consolidated financial position, results of operations or cash flows in any of the periods presented.

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

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Our Company
We are a holding company whose subsidiaries and affiliates, and their licensees, are engaged in the manufacture and sale of cigarettes, other tobacco products and other nicotine-containing products in markets outside the United States of America. We manage our business in four segments:

•	European Union;

•	Eastern Europe, Middle East & Africa (“EEMA”);

•	Asia; and

•	Latin America & Canada.
Our products are sold in more than 180 markets and, in many of these markets, we hold the number one or number two market share position. We have a wide range of premium, mid-price and low-price brands. Our portfolio comprises both international and local brands.
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

Consolidated Operating Results for the Nine Months Ended September 30, 2014 – The changes in our reported diluted earnings per share (“diluted EPS”) for the nine months ended September 30, 2014, from the comparable 2013 amounts, were as follows:

	Diluted EPS	% Growth
For the nine months ended September 30, 2013	$4.02
2013 Asset impairment and exit costs	—
2013 Tax items	0.01
Subtotal of 2013 items	0.01
2014 Asset impairment and exit costs	(0.26)
2014 Tax items	—
Subtotal of 2014 items	(0.26)
Currency	(0.52)
Interest	(0.03)
Change in tax rate	0.01
Impact of lower shares outstanding and share-based payments	0.15
Operations	0.35
For the nine months ended September 30, 2014	$3.73	(7.2)%
Asset Impairment and Exit Costs – During the nine months ended September 30, 2014, we recorded pre-tax asset impairment and exit costs of $503 million ($408 million after tax or $0.26 per share) related to the factory closures in the Netherlands, Australia and Canada. During the nine months ended September 30, 2013, we recorded pre-tax asset impairment and exit costs of $8 million (less than one cent impact on diluted EPS) related to the termination of distribution agreements in Asia.
On April 4, 2014, we announced the initiation by our affiliate, Philip Morris Holland B.V. ("PMH"), of consultations with employee representatives on a proposal to discontinue cigarette production at its factory located in Bergen op Zoom, the Netherlands. PMH reached an agreement with the trade unions and their members on a social plan, and ceased cigarette production on September 1, 2014. PMI expects to incur a total pre-tax charge of approximately $542 million for the total program. For the nine months ended September 30, 2014, we recorded pre-tax asset impairment and exist costs of $472 million, net of $16 million in reversals during the third quarter due to a change in estimate. For further details, see the "Asset Impairment and Exit Costs" section of the following "Discussion and Analysis."
Income Taxes – Our effective income tax rate for the nine months ended September 30, 2014 increased by 0.3 percentage points to 29.2%. The effective tax rate for the nine months ended September 30, 2014 was unfavorably impacted by the asset impairment and exit costs related to the factory closures. The effective tax rate for the nine months ended September 30, 2013 was unfavorably impacted by the additional expense associated with the enactment of the American Taxpayer Relief Act of 2012, which decreased our diluted EPS by $0.01 in 2013. Excluding the impact of these items, the change in tax rate that increased our diluted EPS by $0.01 per share in 2014 was primarily due to earnings mix by taxing jurisdiction and repatriation cost differences.
Currency – The unfavorable currency impact during the reporting period was due primarily to the Argentine peso, Australian dollar, Indonesian rupiah, Japanese yen, Kazakhstan tenge, Russian ruble, Swiss franc, Turkish lira and the Ukraine hryvnia.

Interest – The unfavorable impact of interest was due primarily to higher average debt levels, partially offset by lower average interest rates on debt.
Lower Shares Outstanding and Share-Based Payments – The favorable diluted EPS impact was due to the repurchase of our common stock pursuant to our share repurchase program.

Operations – The increase in diluted EPS of $0.35 from our operations in the table above was due to the following segments:

•
EEMA: Higher pricing and higher equity income in unconsolidated subsidiaries derived from our investments in North Africa and Russia, partially offset by unfavorable volume/mix and higher manufacturing costs;

•	LA&C: Higher pricing, partially offset by unfavorable volume/mix, higher marketing, administration and research costs and higher manufacturing costs; and

•	European Union: Higher pricing, mostly offset by unfavorable volume/mix, higher marketing, administration and research costs and higher manufacturing costs;
partially offset by:

•	Asia: Unfavorable volume/mix and higher manufacturing costs, partially offset by higher pricing and lower marketing, administration and research costs.

Consolidated Operating Results for the Three Months Ended September 30, 2014 – The changes in our reported diluted EPS for the three months ended September 30, 2014, from the comparable 2013 amounts, were as follows:

	Diluted EPS	% Growth
For the three months ended September 30, 2013	$1.44
2013 Asset impairment and exit costs	—
2013 Tax items	—
Subtotal of 2013 items	—
2014 Asset impairment and exit costs	(0.01)
2014 Tax items	—
Subtotal of 2014 items	(0.01)
Currency	(0.20)
Interest	(0.01)
Change in tax rate	(0.02)
Impact of lower shares outstanding and share-based payments	0.05
Operations	0.13
For the three months ended September 30, 2014	$1.38	(4.2)%
Asset Impairment and Exit Costs – During the third quarter of 2014, we incurred an after tax asset impairment and exit costs charge of $0.01 per share related to factory closures in the Netherlands and Canada.
Income Taxes – Our effective income tax rate for the three months ended September 30, 2014 increased by 1.5 percentage points to 29.8%. This change in tax rate that decreased our diluted EPS by 0.02 per share in 2014 was primarily due to earnings mix by taxing jurisdiction and repatriation cost differences.
Currency – The unfavorable currency impact during the reporting period was due primarily to the Indonesian rupiah, Japanese yen, Russian ruble and the Ukraine hryvnia.

Interest – The unfavorable impact of interest was due primarily to higher average debt levels, partially offset by lower average interest rates on debt.
Lower Shares Outstanding and Share-Based Payments – The favorable diluted EPS impact was due to the repurchase of our common stock pursuant to our share repurchase program.

Operations – The increase in diluted EPS of $0.13 from our operations in the table above was due primarily to the following segments:

•
EEMA: Higher pricing and higher equity income in unconsolidated subsidiaries derived from our investments in North Africa and Russia, partially offset by higher manufacturing costs and higher marketing, administration and research costs; and

•	LA&C: Higher pricing, partially offset by unfavorable volume/mix, higher manufacturing costs and higher marketing, administration and research costs;
partially offset by:

•	Asia: Unfavorable volume/mix and higher manufacturing costs, partially offset by higher pricing and lower marketing, administration and research costs; and

•	European Union: Higher marketing, administration and research costs, and higher manufacturing costs.

For further details, see the “Consolidated Operating Results” and “Operating Results by Business Segment” sections of the following “Discussion and Analysis.”

2014 Forecasted Results - On October 16, 2014, we revised our 2014 full-year reported diluted EPS forecast to be in a range of $4.76 to $4.81 versus $5.26 in 2013.
On an adjusted basis, diluted EPS are projected to increase in the range of approximately 6.5% to 7.5% versus adjusted diluted EPS of $5.40 in 2013. This adjustment reflects:

•
an after-tax charge of $0.02 per share, recorded as asset impairment and exit costs of $0.01 per share in the first quarter of 2014 and an anticipated $0.01 per share in the fourth quarter of 2014, relating to the decision to discontinue cigarette production in Australia by the end of 2014;

•
a total after-tax charge of $0.25 per share, recorded as asset impairment and exit costs in the second and third quarters of 2014, related to the decision to discontinue cigarette production in the Netherlands in 2014; and

•
an unfavorable currency impact, at prevailing exchange rates, of approximately $0.72 per share for the full-year 2014 compared to unfavorable currency of approximately $0.61 per share in the prior guidance.

This forecast includes a productivity and cost savings target of $300 million and a share repurchase target of $4.0 billion.
We calculated 2013 adjusted diluted EPS as reported diluted EPS of $5.26, plus the $0.02 per share charge related to discrete tax items, and the $0.12 per share charge related to asset impairment and exit costs.
Adjusted diluted EPS is not a measure under accounting principles generally accepted in the United States of America ("U.S. GAAP"). We define adjusted diluted EPS as reported diluted EPS adjusted for asset impairment and exit costs, discrete tax items and unusual items. We believe it is appropriate to disclose this measure as it represents core earnings, improves comparability and helps investors analyze business performance and trends. Adjusted diluted EPS should be considered neither in isolation nor as a substitute for reported diluted EPS prepared in accordance with U.S. GAAP.
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

Discussion and Analysis
Consolidated Operating Results
See pages 68-72 for a discussion of our "Cautionary Factors That May Affect Future Results." Our cigarette volume, net revenues, excise taxes on products and operating companies income by segment were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2014	2013	2014	2013
Cigarette volume:
European Union	140,827	140,659	49,209	48,969
Eastern Europe, Middle East & Africa	213,428	220,034	77,252	76,902
Asia	218,806	226,503	72,352	73,296
Latin America & Canada	68,001	69,774	23,487	23,957
Total cigarette volume	641,062	656,970	222,300	223,124
Net revenues:
European Union	$22,225	$21,255	$7,777	$7,487
Eastern Europe, Middle East & Africa	16,347	15,346	6,111	5,546
Asia	14,515	15,776	4,943	5,144
Latin America & Canada	7,078	7,262	2,504	2,452
Net revenues	$60,165	$59,639	$21,335	$20,629
Excise taxes on products:
European Union	$15,462	$14,798	$5,420	$5,206
Eastern Europe, Middle East & Africa	9,621	8,837	3,677	3,261
Asia	7,790	7,751	2,711	2,601
Latin America & Canada	4,722	4,825	1,671	1,634
Excise taxes on products	$37,595	$36,211	$13,479	$12,702
Operating income:
Operating companies income:
European Union	$2,875	$3,227	$1,186	$1,207
Eastern Europe, Middle East & Africa	3,218	2,968	1,204	1,088
Asia	2,614	3,567	799	1,097
Latin America & Canada	734	776	267	267
Amortization of intangibles	(67)	(71)	(23)	(23)
General corporate expenses	(130)	(155)	(50)	(43)
Less:
Equity (income)/loss in unconsolidated subsidiaries, net	(74)	15	(38)	6
Operating income	$9,170	$10,327	$3,345	$3,599
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

Consolidated Operating Results for the Nine Months Ended September 30, 2014
The following discussion compares our consolidated operating results for the nine months ended September 30, 2014, with the nine months ended September 30, 2013.
Our cigarette shipment volume of 641.1 billion units decreased by 15.9 billion units (2.4%), due principally to:

•
Asia, mainly reflecting a lower total market and share and unfavorable estimated inventory movements in Japan, lower market share in Pakistan, and lower market share in Indonesia, partially offset by a higher market share in the Philippines;

•
EEMA, due mainly to a lower total market in Russia, and lower total market and share in Kazakhstan, Serbia and Ukraine, partially offset by a higher total market and share in Algeria, higher share in Russia and a higher total market in Turkey; and

•	Latin America & Canada, principally due to a lower total market and share in Mexico, partially driven by estimated trade inventory movements, and the impact of tax-driven price increases in Canada;
partially offset by:

•	the European Union, reflecting share growth in Germany, Italy and Spain, partially offset by lower total markets.

Our market share increased in a number of key markets, including Algeria, Argentina, Austria, Brazil, Canada, France, Germany, Greece, Hungary, Italy, the Netherlands, the Philippines, Poland, Russia, Saudi Arabia, Spain, Thailand and the United Kingdom.

Total cigarette shipments of Marlboro of 211.7 billion units decreased by 2.2%, due primarily to Asia, notably Japan; the European Union, notably France, Germany, Italy and Poland; and Latin America & Canada, notably Mexico; partially offset by EEMA, notably Algeria and Saudi Arabia.
Total cigarette shipments of L&M of 69.1 billion units were down by 3.2%, due notably to Egypt, Poland, Saudi Arabia, Spain and Turkey, partially offset by Germany. Total cigarette shipments of Bond Street of 32.4 billion units decreased by 3.2%, due predominantly to Hungary, Kazakhstan, Serbia and Ukraine partially offset by Australia and Russia. Total cigarette shipments of Parliament of 35.2 billion units were up by 6.3%, driven mainly by Japan and Turkey, partially offset by Kazakhstan and Ukraine. Total cigarette shipments of Philip Morris of 23.8 billion units decreased by 8.7%, due primarily to the morphing to Lark in Japan, partially offset by Argentina. Total cigarette shipments of Chesterfield of 32.1 billion units were up by 24.9%, due primarily to Italy, Poland and Turkey, partially offset by Russia and Ukraine. Total cigarette shipments of Lark of 22.7 billion units increased by 3.4%, due primarily to the above-mentioned morphing from Philip Morris in Japan, partially offset by Turkey.
Our other tobacco products ("OTP") primarily include tobacco for roll-your-own and make-your-own cigarettes, pipe tobacco, cigars and cigarillos. Total shipment volume of OTP, in cigarette equivalent units, increased by 3.5% to 24.8 billion cigarette equivalent units, mainly due to growth in the fine cut category, principally in Belgium, Czech Republic, Hungary, Italy and Poland, partially offset by declines in France, Germany and Spain.
Total shipment volume for cigarettes and OTP, in cigarette equivalent units, was down by 2.2%.
Our net revenues and excise taxes on products were as follows:

	For the Nine Months Ended September 30,
(in millions)	2014	2013	Variance	%
Net revenues	$60,165	$59,639	$526	0.9%
Excise taxes on products	37,595	36,211	1,384	3.8%
Net revenues, excluding excise taxes on products	$22,570	$23,428	$(858)	(3.7)%
Currency movements decreased net revenues by $3.5 billion and net revenues, excluding excise taxes on products by $1.4 billion. The $1.4 billion decrease was due primarily to the Argentine peso, Indonesian rupiah, Japanese yen, Russian ruble, Turkish lira and the Ukraine hryvnia, partially offset by the Euro.

Net revenues include $1,516 million in 2014 and $1,389 million in 2013 related to sales of OTP. These net revenue amounts include excise taxes billed to customers. Excluding excises taxes, net revenues for OTP were $563 million in 2014 and $544 million in 2013.

Net revenues, which include excise taxes billed to customers, increased by $526 million (0.9%). Excluding excise taxes, net revenues decreased by $858 million (3.7%) to $22.6 billion. This decrease was due to:

•	unfavorable currency ($1.4 billion) and

•	unfavorable volume/mix ($844 million), partly offset by

•	price increases ($1.4 billion) and

•	the impact of acquisitions ($6 million).
Excise taxes on products increased by $1.4 billion (3.8%), due to:

•	higher excise taxes resulting from changes in retail prices and tax rates ($3.9 billion), partly offset by

•	favorable currency ($2.1 billion) and

•	volume/mix ($461 million).

Governments have consistently increased excise taxes in most of the markets in which we operate. As discussed under the caption “Business Environment,” we expect excise taxes to continue to increase.
Our cost of sales; marketing, administration and research costs; and operating income were as follows:

	For the Nine Months Ended September 30,
(in millions)	2014	2013	Variance	%
Cost of sales	$7,804	$7,808	$(4)	(0.1)%
Marketing, administration and research costs	5,026	5,214	(188)	(3.6)%
Operating income	9,170	10,327	(1,157)	(11.2)%
Cost of sales decreased $4 million (0.1%), due to:

•	favorable currency ($221 million) and

•	volume/mix ($131 million), partly offset by

•
higher manufacturing costs ($348 million, principally in Egypt, due to the impact of the change to our new business structure, and in Indonesia, and ongoing costs related to the factory closure in Australia and the decision to discontinue cigarette production in the Netherlands). For further details on our change in business structure in Egypt, see the "Acquisitions and Other Business Arrangements" section of this "Discussion and Analysis."

With regard to tobacco leaf prices, we continue to expect modest increases going forward as the market has now stabilized. However, we are incurring some cost increases in 2014, driven in large measure by historical leaf tobacco price changes that will continue to affect our product costs in the current year, higher prices for cloves and higher prices for a number of other direct materials we use in the production of our brands.

Marketing, administration and research costs decreased by $188 million (3.6%), due primarily to:

•	favorable currency ($211 million), partly offset by

•	higher expenses ($17 million, primarily higher marketing and selling expenses).
Operating income decreased by $1.2 billion (11.2%). This decrease was due primarily to:

•	unfavorable currency ($977 million),

•	unfavorable volume/mix ($713 million),

•	higher pre-tax charges for asset impairment and exit costs ($495 million, primarily related to the decision to discontinue cigarette production in the Netherlands),

•	higher manufacturing costs ($348 million) and

•	higher marketing, administration and research costs ($17 million), partly offset by

•	price increases ($1.4 billion).

Interest expense, net, of $789 million increased $68 million, due primarily to higher average debt levels, partially offset by lower average interest rates on debt.

Our effective tax rate increased by 0.3 percentage points to 29.2%. The effective tax rate for the nine months ended September 30, 2014 was unfavorably impacted by the asset impairment and exit costs related to the factory closures. The effective tax rate for the nine months ended September 30, 2013, was unfavorably impacted by the additional expense associated with the enactment of the American Taxpayer Relief Act of 2012. The effective tax rate is based on our full-year earnings mix by taxing jurisdiction and cash repatriation plans. Changes in our cash repatriation plans could have an impact on the effective tax rate, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

We are regularly examined by tax authorities around the world, and we are currently under examination in a number of jurisdictions. It is reasonably possible that within the next twelve months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible charge cannot be made at this time.

Equity (income)/loss in unconsolidated subsidiaries, net, of $(74) million increased by $89 million, due primarily to higher earnings from our investments in North Africa and Russia, which are reflected in the Eastern Europe, Middle East & Africa segment.

Net earnings attributable to PMI of $5.9 billion decreased by $708 million (10.7%). This decrease was due primarily to an unfavorable currency impact on operating income and higher interest expense, net. Diluted and basic EPS of $3.73 decreased by 7.2%. Excluding an unfavorable currency impact of $0.52, diluted EPS increased by 5.7%.
Consolidated Operating Results for the Three Months Ended September 30, 2014
The following discussion compares our consolidated operating results for the three months ended September 30, 2014, with the three months ended September 30, 2013.
Our cigarette shipment volume of 222.3 billion units decreased by 824 million units (0.4%), due principally to:

•	Asia, mainly Japan, partially offset by Indonesia and Pakistan; and

•	Latin America & Canada, due largely to Canada and Mexico;
partially offset by:

•	European Union, driven notably by Italy, and

•	EEMA, driven mainly by the Middle East and North Africa, partly offset by Kazakhstan, Serbia and Ukraine.
Our market share increased in a number of key markets, including Algeria, Argentina, Austria, Brazil, Colombia, Czech Republic, Egypt, France, Germany, Italy, Kazakhstan, the Netherlands, the Philippines, Poland, Russia, Saudi Arabia, Spain and Switzerland.
Total cigarette shipments of Marlboro of 72.6 billion units decreased by 3.5%, due to the European Union, notably Italy and Poland, Asia, principally Japan, and Latin America & Canada, mainly Mexico. Total cigarette shipments of Marlboro increased in EEMA driven mainly by Algeria and Saudi Arabia, partly offset by Egypt, Russia and Ukraine.
Total cigarette shipments of L&M of 24.0 billion units decreased by 0.6%, due to the European Union, mainly Poland and Spain, and Asia, due to Thailand, partly offset by EEMA, driven largely by North Africa and Ukraine. Total cigarette shipments of Bond Street of 12.0 billion units increased by 0.3%, driven predominantly by growth in EEMA and Asia, partly offset by the European Union. Total cigarette shipments of Philip Morris of 8.0 billion units decreased by 9.4%, primarily reflecting the morphing to Lark in Japan. Total cigarette shipments of Parliament of 12.9 billion units increased by 9.3%, driven by growth in all Regions, notably in EEMA by Russia and Turkey. Total cigarette shipments of Chesterfield of 11.6 billion units increased by 25.9%, driven primarily in the European Union by Italy and Poland. Total cigarette shipments of Lark of 9.0 billion units increased by 25.2%, driven predominantly by the morphing from Philip Morris in Japan, partly offset by Turkey.

Total shipment volume of OTP, in cigarette equivalent units, increased by 7.6%, mainly reflecting growth in the fine cut category, notably in Czech Republic, France, Hungary, Italy and Poland, partly offset by Germany.
Total shipment volume for cigarettes and OTP, in cigarette equivalent units, decreased by 0.1%.
Our net revenues and excise taxes on products were as follows:

	For the Three Months Ended September 30,
(in millions)	2014	2013	Variance	%
Net revenues	$21,335	$20,629	$706	3.4%
Excise taxes on products	13,479	12,702	777	6.1%
Net revenues, excluding excise taxes on products	$7,856	$7,927	$(71)	(0.9)%

Currency movements decreased net revenues by $964 million and net revenues, excluding excise taxes on products, by $394 million. The $394 million decrease was due primarily to the Argentine peso, Indonesian rupiah, Japanese yen, Russian ruble, Turkish lira and the Ukraine hryvnia, partially offset by the Euro.

Net revenues include $525 million in 2014 and $467 million in 2013 related to sales of OTP. These net revenue amounts include excise taxes billed to customers. Excluding excises taxes, net revenues for OTP were $195 million in 2014 and $181 million in 2013.

Net revenues, which include excise taxes billed to customers, increased by $706 million (3.4%). Excluding excise taxes, net revenues decreased by $71 million (0.9)% to $7.9 billion. This decrease was due to:

•	unfavorable currency ($394 million) and

•	unfavorable volume/mix ($174 million), partly offset by

•	price increases ($491 million) and

•	the impact of acquisitions ($6 million).
Excise taxes on products increased by $777 million (6.1%), due to:

•	higher excise taxes resulting from changes in retail prices and tax rates ($1.5 billion), partly offset by

•	favorable currency ($570 million) and

•	volume/mix ($159 million).
Our cost of sales; marketing, administration and research costs; and operating income were as follows:

	For the Three Months Ended September 30,
(in millions)	2014	2013	Variance	%
Cost of sales	$2,734	$2,618	$116	4.4%
Marketing, administration and research costs	1,763	1,687	76	4.5%
Operating income	3,345	3,599	(254)	(7.1)%
Cost of sales increased by $116 million (4.4%), due to:

•
higher manufacturing costs ($164 million, principally in Egypt, due to the impact of the change to our new business structure, and in Indonesia, and ongoing costs related to the factory closure in Australia and the decision to discontinue cigarette production in the Netherlands), partly offset by

•	favorable currency ($40 million) and

•	volume/mix ($8 million).

Marketing, administration and research costs increased by $76 million (4.5%), due to:

•	higher expenses ($51 million, primarily higher marketing and selling expenses),

•	unfavorable currency ($19 million) and

•	the impact of acquisitions ($6 million).

Operating income decreased by $254 million (7.1%), due primarily to:

•	unfavorable currency ($373 million),

•	unfavorable volume/mix ($166 million),

•	higher manufacturing costs ($164 million) and

•	higher marketing, administration and research costs ($51 million), partly offset by

•	price increases ($491 million).

Interest expense, net, of $267 million increased $28 million, due primarily to higher average debt levels, partially offset by lower average interest rates on debt.

Our effective tax rate increased by 1.5 percentage points to 29.8%. The effective tax rate is based on our full-year earnings mix by taxing jurisdiction and cash repatriation plans. Changes in our cash repatriation plans could have an impact on the effective tax rate, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

Equity (income)/loss in unconsolidated subsidiaries, net, of $(38) million increased by $44 million, due primarily to higher earnings from our investments in North Africa and Russia, which are reflected in the Eastern Europe, Middle East & Africa segment.

Net earnings attributable to PMI of $2.2 billion decreased by $185 million (7.9%). This decrease was due primarily to an unfavorable currency impact on operating income and higher interest expense, net. Diluted and basic EPS of $1.38 decreased by 4.2%. Excluding an unfavorable currency impact of $0.20, diluted EPS increased by 9.7%.

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

FCTC: The World Health Organization's (“WHO”) Framework Convention on Tobacco Control (“FCTC”), an international public health treaty with the objective of reducing tobacco use, drives much of the regulation that shapes the business environment in which we operate. The treaty, to which 178 countries and the European Union are Parties, requires Parties to have in place various tobacco control measures and recommends others.

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

However, the FCTC governing body, the Conference of the Parties (“CoP”), has adopted non-binding guidelines and policy recommendations to certain articles of the FCTC, some of which we strongly oppose, including extreme measures such as point-of-sale display bans, plain packaging, bans on all forms of communications with adult smokers, ingredient restrictions or bans based on the concepts of palatability or attractiveness, and excessive taxation. Among other things, these measures would limit our ability to differentiate our products and disrupt competition, are not based on sound evidence of a public health benefit, are likely to lead to adverse consequences such as increased illicit trade and, in some cases, result in the expropriation of our trademarks and violate international treaties.

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

EU Tobacco Products Directive: In April 2014, the EU adopted the text of a significantly revised EU Tobacco Products Directive that, among other things, provides for:

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

•	a ban on packs of fewer than 20 cigarettes;

•	a ban on some characterizing flavors in tobacco products with a six-year transition period for menthol expiring in May 2020;

•	tracking and tracing measures requiring tracking at pack level down to retail, which we believe will provide no incremental benefit in the fight against illicit trade; and

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

In June 2014, two of our subsidiaries filed papers in the English High Court seeking judicial review of whether the Directive complies with existing EU Treaties. The claimants asked the English court to refer the case to the Court of Justice of the European Union. In July 2014, the government of Poland filed a complaint with the Court of Justice of the European Union challenging the validity of various provisions in the Directive that ban menthol cigarettes. It is not possible to predict the outcome of these legal proceedings, which could last as long as two to three years.

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

To date, only Australia has implemented plain packaging, although a few other countries are considering it. For example, the U.K. Parliament passed legislation that allows the Secretary of State for Health to implement plain packaging via regulations if he determines it may contribute to reducing the risk of harm or promoting the health or welfare of people. In June 2014, the U.K. Department of Health published draft regulations and launched a short public consultation on the introduction of regulations for plain packaging, which expired on August 7, 2014. A legislative plain packaging proposal in Ireland was published in June 2014, and is currently pending in Parliament. Both the UK and Irish governments have notified their respective plain packaging proposals to the European Commission under the revised EU Tobacco Products Directive and the EU Technical Standards Directive. The European Commission’s website tracking these notifications indicates that, pursuant to the provisions of the EU Technical Standards Directive, the Irish government cannot adopt its proposal before December 2014 and the UK government cannot adopt its proposal before March 2015. It is not possible to predict whether these proposals will be adopted. In February 2014, draft plain packaging legislation in New Zealand had its first reading in Parliament. In August 2014, a Parliamentary Health Committee considered the draft and recommended passing the bill with minor amendments.  It is not possible to predict whether Parliament will further consider the bill.

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

We oppose plain packaging because it expropriates our valuable intellectual property by taking away our trademarks and moves the industry much closer to a commodity business where there is no distinction between brands and, therefore, the ability to compete for adult smoker market share is greatly reduced. Data from Australia appear to confirm that with plain packaging, adult smokers down-trade to lower price and lower margin brands and illicit products. According to recent industry-commissioned studies, the implementation of plain packaging in Australia had no impact on smoking prevalence among adults or youth, while illicit trade has increased, with a significant shift towards branded illicit products (away from unbranded loose tobacco).

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

Broad restrictions and bans on the use of ingredients would require us to reformulate our American Blend tobacco products and could reduce our ability to differentiate these products in the market in the long term. Menthol bans would eliminate the entire category of mentholated tobacco products. We oppose broad bans or sweeping restrictions on the use of ingredients, as they are often based on the subjective and scientifically unsupported notion that ingredients make tobacco products more “attractive” or “palatable” and therefore could encourage tobacco consumption, and also because prohibiting entire categories of cigarettes, such as menthol, will lead to a massive increase in illicit trade.

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

Restrictions on Product Design: Anti-tobacco organizations and some regulators are calling for the further standardization of tobacco products by, for example, requiring that cigarettes have a certain minimum diameter, which amounts to a ban on slim cigarettes, or requiring the use of standardized filter and cigarette paper designs. We oppose such restrictions because they limit our ability to differentiate our products and because we believe that there is no correlation, let alone a causal link, between product design variations and smoking rates, nor is there any scientific evidence that these restrictions would improve public health.

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

A number of jurisdictions are considering regulatory measures and government action to prevent illicit trade. In November 2012, the FCTC adopted the Protocol to Eliminate Illicit Trade in Tobacco Products (the “Protocol”), which includes supply chain control measures, such as licensing of manufacturers and distributors, enforcement in free trade zones, controls on duty free and Internet sales and the implementation of tracking and tracing technologies. The Protocol will come into force once the 40th country ratifies it, after which countries must implement its measures via national legislation. To date, four countries have ratified the Protocol. It is not possible to predict whether other countries will do so.

Additionally, we and our subsidiaries have entered into cooperation agreements with governments and authorities to support their anti-illicit trade efforts. For example, in 2004 we entered into a 12-year cooperation agreement with the EU and its member states that provides for cooperation with European law enforcement agencies on anti-contraband and on anti-counterfeit efforts. Under the terms of this agreement we make financial contributions of approximately $75 million per year (recorded as an expense in cost of sales when product is shipped) to support these efforts. We are also required to pay the excise taxes, VAT and customs duties on qualifying seizures of up to 450 million genuine PMI products in the EU in a given year, and five times the applicable taxes and duties if seizures exceed this threshold in a given year. To date, our payments for product seizures have been immaterial.

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

Reduced-Risk Products: We use the term Reduced-Risk Products (“RRPs”) to refer to products with the potential to reduce individual risk and population harm in comparison to smoking combustible cigarettes. One of our strategic priorities is to develop, assess and commercialize a portfolio of innovative RRPs. Our RRPs are in various stages of development, and we are conducting extensive and rigorous scientific studies to determine whether we can support claims for such products of reduced exposure to harmful and potentially harmful constituents in smoke, and ultimately claims of reduced disease risk, when compared to smoking combustible cigarettes. Before making any such claims, we will need to rigorously evaluate the full set of data from the relevant scientific studies to determine whether they substantiate reduced risk. Any such claims may also be subject to government review and approval, as is the case in the U.S. today. We draw upon a team of world-class scientists from a broad spectrum of scientific disciplines, and our efforts are guided by the following three key objectives:

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

Four RRP platforms are in various stages of development and commercialization readiness:

•
Platform 1 uses a precisely controlled heating device into which a specially designed tobacco product is inserted to generate an aerosol. Eight clinical trials for Platform 1 were initiated in 2013. The final results for six short-term clinical studies are expected by the end of 2014, and results from two longer-term reduced exposure studies will be available in the first quarter of 2015. We plan to initiate a long-term exposure response study in December 2014, with the final results anticipated by mid-2016.

•
Platform 2 uses a pressed carbon heat source to generate an aerosol by heating tobacco. Platform 2 is closer to the format, feel and ritual of a cigarette. The product is currently in the pre-clinical testing phase, and we plan to begin clinical trials in the second quarter of 2015.

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

We are proceeding with the commercialization of RRPs. In January 2014, we announced an investment of up to €500 million in our first manufacturing facility in the European Union and an associated pilot plant near Bologna, Italy, to produce our RRPs. We plan for the factory to initially manufacture Platform 1 tobacco products (HeatSticks). When fully operational by 2016, and together with the pilot plant that was opened for production in October 2014, we expect to reach an annual production capacity of up to 30 billion units.

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

We plan to commercialize the Platform 1 electronic system under the iQOS brand name, for use with specially-made tobacco sticks, under the Marlboro HeatSticks brand and other brand names. We plan to introduce the iQOS system in a city test in Nagoya, Japan on November 4, 2014 and in Milan, Italy later in the fourth quarter of 2014, to expand nationally in those two countries in 2015, and to launch the product in several other markets thereafter. This product will not be marketed with claims of reduced exposure or disease risk pending the outcome of our scientific studies and, where required, governmental review and approval.

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

In Germany, in October 2013, the Administrative District Office Munich, acting under the policy supervision of the Bavarian Ministry of Health and Environment, sent our German affiliate an order alleging that certain components of its Marlboro advertising campaign do not comply with the applicable tobacco advertising law, which required our affiliate to stop this particular campaign throughout Germany and remove all outdoor advertisements within one month from the effective date of the order and point-of-

sale materials within three months. Our affiliate does not believe the allegations properly reflect the facts and the law and filed a challenge in the Munich Administrative Court against the order. At a hearing held in April 2014, at the Bavarian Higher Administrative Court, the parties agreed that our affiliate can continue the campaign with certain limitations on image visuals and text slogans for the duration of the court proceedings.

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

Acquisitions and Other Business Arrangements

In June 2014, we acquired 100% of Nicocigs Limited, a leading U.K.-based e-vapor company, for $103 million, net of cash acquired, with additional contingent payments of up to $77 million, primarily relating to performance targets over a three-year period. The purchase price allocation is expected to be completed by the end of 2014. For additional information, see Note 13. Fair Value Measurements to our condensed consolidated financial statements. The effect of this acquisition was not material to our consolidated financial position, results of operations or cash flows in any of the periods presented.

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
Asset Impairment and Exit Costs

On April 4, 2014, we announced the initiation by our affiliate, Philip Morris Holland B.V. ("PMH"), of consultations with employee representatives on a proposal to discontinue cigarette production at its factory located in Bergen op Zoom, the Netherlands. PMH reached an agreement with the trade unions and their members on a social plan, and ceased cigarette production on September 1, 2014. We expect to incur a total pre-tax charge of approximately $542 million for the total program. This amount includes employee separation costs of $343 million and $129 million related to asset impairment costs. In addition, up to $70 million of pre-tax implementation costs, primarily related to notice period payments, will be reflected in cost of sales and marketing, administration and research costs on our condensed consolidated statement of earnings. For the nine months ended September 30, 2014, we recorded pre-tax asset impairment and exit costs of $472 million, net of $16 million in reversals during the third quarter due to a change in estimate. Excluding asset impairment costs, substantially all of these charges will result in cash expenditures expected to be paid by the third quarter of 2015.

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

Operating Results – Nine Months Ended September 30, 2014
The following discussion compares operating results within each of our reportable segments for the nine months ended September 30, 2014, with the nine months ended September 30, 2013.
European Union. Net revenues, which include excise taxes billed to customers, increased by $970 million (4.6%). Excluding excise taxes, net revenues increased by $306 million (4.7%) to $6.8 billion. This increase was due to:

•	favorable currency ($243 million),

•	price increases ($71 million) and

•	the impact of acquisitions ($5 million), partly offset by

•	unfavorable volume/mix ($13 million).

The net revenues of the European Union segment include $1,250 million in 2014 and $1,132 million in 2013 related to sales of OTP. Excluding excise taxes, OTP net revenues for the European Union segment were $432 million in 2014 and $398 million in 2013.
Operating companies income of $2.9 billion decreased by $352 million (10.9%). This decrease was due primarily to:

•	the 2014 pre-tax charge for asset impairment and exit costs ($472 million) related to the decision to discontinue cigarette production in the Netherlands,

•	unfavorable volume/mix ($25 million),

•	higher marketing, administration and research costs ($24 million) and

•	higher manufacturing costs ($21 million), partly offset by

•	favorable currency ($117 million) and

•	price increases ($71 million).

The total cigarette market in the European Union declined by 3.4% to 352.7 billion units, due primarily to the impact of tax-driven price increases, the unfavorable economic and employment environment and the prevalence of non-duty paid products, with some key geographies showing moderating total market declines, resulting from a deceleration in the growth of the e-vapor category, relatively lower out-switching to the fine cut category, and a moderation in the level of illicit trade. Our cigarette shipment volume in the European Union increased by 0.1% to 140.8 billion units, and market share was up by 1.0 share point to 39.8%. The total OTP market in the European Union of 122.7 billion cigarette equivalent units increased by 0.4%, principally reflecting a stable total fine cut market, which was up 0.2% to 106.8 billion cigarette equivalent units.
While shipment volume of Marlboro of 67.8 billion units decreased by 2.0%, mainly due to a lower total market, market share increased by 0.2 share points to 19.2%, driven notably by Czech Republic, Italy and Spain. Shipment volume of L&M was stable at 24.8 billion units and market share increased by 0.2 share points to 7.1%, driven notably by Germany. Shipment volume of Chesterfield of 20.3 billion units increased by 42.4% and market share increased by 1.1 share points to 5.5%, driven notably by Italy and Poland. Shipment volume of Philip Morris of 7.6 billion units increased by 4.3% and market share increased by 0.1 share point to 2.1%, driven notably by Italy.
Our shipments of OTP of 17.1 billion cigarette equivalent units increased by 6.7%, driven principally by higher share. Our OTP total market share was 14.2%, up by 0.9 share points, reflecting gains in the fine cut category, notably in Belgium, up 0.7 share points to 17.0%, Czech Republic, up 9.7 share points to 27.6%, Hungary, up by 7.5 share points to 18.7%, Italy, up by 4.9 share points to 41.5% and Poland, up by 13.5 share points to 35.4%.
In France, the total cigarette market of 34.0 billion units decreased by 5.7%, mainly reflecting the unfavorable impact of tax-driven price increases in July 2013 and January 2014. Our shipments of 14.1 billion units decreased by 3.7%. Our market share increased by 0.7 share points to 40.9%, mainly driven by Marlboro and Philip Morris, up by 0.4 and 0.2 share points to 25.1% and 9.3%, respectively. Market share of L&M increased by 0.1 share point to 2.6%, and share of Chesterfield was flat at 3.4%. The total industry fine cut category of 10.1 billion cigarette equivalent units decreased by 3.0%. Our market share of the category decreased by 0.5 share points to 26.2%.
In Germany, the total cigarette market of 60.7 billion units increased by 0.6%, partly reflecting the favorable impact of estimated trade purchases of competitive products. Excluding the impact of these estimated trade inventory movements, the total cigarette market declined by approximately 0.4%. Our shipments of 22.0 billion units increased by 1.4%. Market share increased by 0.3 share points to 36.3%, driven by L&M, up by 0.9 share points to 11.6%, partially offset by Marlboro, down by 0.5 share points to 21.5%. Our share of Chesterfield was flat at 1.7%. The total industry fine cut category of 30.9 billion cigarette equivalent units decreased by 1.2%. Our market share of the category was down by 1.5 share points to 13.0%.
In Italy, the total cigarette market of 56.1 billion units increased by 0.7%, mainly reflecting a stabilization in the prevalence of illicit trade, a lower incidence of e-vapor products and continued growth of the low-price segment. Our shipments of 31.3 billion units increased by 5.1%. Our market share increased by 1.5 share points to 54.8%, due primarily to: Chesterfield, up by 5.4 share points to 8.9%, benefiting from its repositioning in February 2014 into the €4.00/pack price segment, and Philip Morris, up by 0.1 share point to 2.4%, partially offset by Diana in the low-price segment which was down 2.9 share points to 8.7%, impacted by the growth of the super-low price segment, and Marlboro, down by 0.7 share points to 25.2%. The total industry fine cut category of 4.5 billion cigarette equivalent units increased by 2.5%, and our market share of the category increased by 4.9 share points to 41.5%, driven by Marlboro.
In Poland, the total cigarette market of 32.9 billion units decreased by 9.5%, reflecting the growth of e-vapor products and the prevalence of illicit trade and non-duty paid OTP products. Although our shipments of 12.8 billion units decreased by 1.9%, our market share increased by 2.3 share points to 39.6%, driven by L&M, up by 0.3 share points to 17.7%, and Chesterfield, up by 2.1 share points to 7.6%, benefiting from the morphing of Red & White in the fourth quarter of 2013, partially offset by Marlboro, down by 0.4 share points to 10.9%. The total industry fine cut category of 2.8 billion cigarette equivalent units increased by 3.1%. Our market share of the category increased by 13.5 share points to 35.4%.
In Spain, the total cigarette market of 35.8 billion units decreased by 2.2%, mainly due to the unfavorable impact of a price increase in the third quarter of 2013. This rate of decline was moderated by lower out-switching to the OTP category. Our shipments of 11.3 billion units increased by 0.6%. Our market share increased by 0.9 share points to 32.0%, driven by higher share of Marlboro and Philip Morris, up by 1.1 and 0.2 share points to 15.8% and 0.9%, respectively, partially offset by L&M, down 0.2 share points to 6.1%. Market share of Chesterfield was flat at 9.2%. While the total industry fine cut category of 7.4 billion cigarette equivalent units decreased by 12.3%, partly reflecting the narrowing of price gaps with the cigarette category since July 2013, our market share of the fine cut category increased by 1.5 share points to 14.9%.

Eastern Europe, Middle East & Africa. Net revenues, which include excise taxes billed to customers, increased by $1.0 billion (6.5%). Excluding excise taxes, net revenues increased by $217 million (3.3%) to $6.7 billion. This increase was due to:

•	price increases ($863 million), partly offset by

•	unfavorable currency ($477 million) and

•	unfavorable volume/mix ($169 million).

Operating companies income of $3.2 billion increased by $250 million (8.4%). This increase was due to:

•	price increases ($863 million) and

•	higher equity income in unconsolidated subsidiaries ($91 million), partly offset by

•	unfavorable currency ($368 million),

•	higher manufacturing costs ($190 million, principally related to the impact of the change to our new business structure in Egypt),

•	unfavorable volume/mix ($136 million) and

•	higher marketing, administration and research costs ($10 million).
Our cigarette shipment volume in EEMA decreased by 3.0% to 213.4 billion units, mainly due to a lower total market in Russia, and a lower market and share in Kazakhstan, Serbia and Ukraine, partially offset by higher volume in Algeria and Turkey, and higher share in Russia. Our cigarette shipment volume of premium brands increased by 2.0%, due principally to Parliament, up by 7.0% to 25.9 billion units and Marlboro, up by 0.4% to 63.1 billion units.

In North Africa, the estimated total cigarette market increased by 2.5% to 103.5 billion units, driven mainly by Algeria and Egypt, partially offset by Libya. Our shipment volume of 27.0 billion units increased by 0.5%, driven largely by Marlboro in Algeria. Our market share decreased by 1.2 share points to 25.7%, due to lower share of Marlboro and L&M, which decreased by 0.1 share point and 0.7 share points to 15.1% and 8.8%, respectively.

In Russia, the estimated total cigarette market declined by 9.4% to 230.0 billion units, mainly due to the unfavorable impact of the tax-driven price increases and the prevalence of illicit trade. Our shipment volume of 63.5 billion units decreased by 4.5%. Our market share of 27.0%, as measured by Nielsen, was up by 0.9 share points. Market share of Parliament, L&M and Bond Street increased by 0.4, 0.3 and 0.9 share points to 3.7%, 3.1% and 7.4%, respectively, partially offset by Chesterfield and Marlboro, down by 0.2 share points each to 2.8% and 1.5%, respectively.
In Turkey, the total estimated cigarette market increased by 3.5% to 68.7 billion units, reflecting an increase in the adult population, a lower prevalence of illicit trade and the timing of trade inventory movements when compared with 2013. Excluding the net impact of estimated trade inventory movements, the total cigarette market increased by approximately 2.3%. Our shipment volume of 33.7 billion units increased by 4.0%. Our market share, as measured by Nielsen, decreased by 1.3 share points to 44.0%, mainly due to Marlboro, mid-price Muratti, low-price L&M and Lark, down by 0.3, 1.2, 1.3 and 2.1 share points to 8.6%, 5.7%, 6.2% and 9.4%, respectively, partially offset by premium Parliament and low-price Chesterfield, up by 1.2 and 2.5 share points to 11.0% and 3.0%, respectively.
In Ukraine, the estimated total cigarette market decreased by 2.0% to 55.9 billion units, mainly reflecting the impact of the 2013 and 2014 price increases and business disruption due to the political instability in the east of the country, partially offset by a lower prevalence of illicit trade. Our shipment volume of 17.8 billion units decreased by 8.0%, principally due, in addition to the aforementioned factors, to a decrease in our market share, as measured by Nielsen, down by 0.8 share points to 32.7%, with Chesterfield, Marlboro and Parliament down by 1.0 share point, 0.7 and 0.3 share points to 5.1%, 4.9% and 3.0%, respectively. The decrease in our market share was partially offset by growth from our low-price Bond Street and President brands.

Asia. Net revenues, which include excise taxes billed to customers, decreased by $1.3 billion (8.0%). Excluding excise taxes, net revenues decreased by $1.3 billion (16.2%) to $6.7 billion. This decrease was due to:

•	unfavorable currency ($861 million) and

•	unfavorable volume/mix ($564 million), partly offset by

•	price increases ($125 million).

Operating companies income of $2.6 billion decreased by $953 million (26.7%). This decrease was due primarily to:

•	unfavorable currency ($544 million),

•	unfavorable volume/mix ($451 million),

•	higher manufacturing costs ($100 million, mainly due to higher costs in Indonesia) and

•	higher pre-tax charges for asset impairment and exit costs ($16 million, principally due to the factory closure in Australia), partly offset by

•	price increases ($125 million) and

•	lower marketing, administration and research costs ($34 million).
Our cigarette shipment volume of 218.8 billion units decreased by 3.4%, due primarily to: a lower total market and unfavorable estimated inventory movements in Japan, and lower share in Indonesia, Japan and Pakistan, partially offset by a higher total market in Indonesia and a higher share in the Philippines. Shipment volume of Marlboro of 54.5 billion units was down by 3.9%, driven by Japan, partially offset by Indonesia and the Philippines.
In Indonesia, the estimated total cigarette market increased by 2.9% to 233.8 billion units. Our shipment volume of 81.8 billion units decreased by 0.7%, primarily due to lower market share, down by 1.3 share points to 35.0% as a result of: the share decline of Sampoerna Hijau, down 0.8 share points to 3.5%, the share decline of the Dji Sam Soe brand family, which decreased by 0.7 share points to 6.2%, due to the continuing decline of the hand-rolled kretek segment and the unfavorable impact of the brand's hand-rolled variant crossing a critical price point ahead of competition, partially offset by the growth of machine-made Dji Sam Soe Magnum Blue, which reached a year-to-date market share of 0.4% following its launch in April 2014; and the withdrawal of our ultra-low price brands Trend Mild and Vegas Mild following the implementation of excise tax legislation relating to sister companies in the fourth quarter of 2013. Market share of Sampoerna A, in the premium machine-made lighter-tasting kretek segment was flat at 14.4%, while mid-price U Mild, was up by 1.2 share points to 5.4%. Marlboro's market share was down 0.1 share point to 5.2% and its share of the “white” cigarettes segment, representing 6.5% of the total cigarette market, increased by 3.2 share points to 79.6%.
In Japan, the total cigarette market decreased by 3.2% to 138.8 billion units, partly reflecting the unfavorable impact of the consumption tax-driven retail price increases of April 1, 2014. Our shipment volume of 37.4 billion units decreased by 11.8%, principally due to the adverse timing of our shipments compared to 2013 and lower market share. Excluding the impact of distributor inventory movements, our shipment volume decreased by 6.3%. Our market share decreased by 1.0 share point to 25.9%, with share of Lark, and Virginia S. down by 0.2 share points each to 9.9% and 1.9%, respectively, and Marlboro down by 0.6 share points to 11.6%. Market share of Parliament was flat at 2.2%.
In Korea, the total cigarette market increased by 0.4% to 66.4 billion units, reflecting speculative trade inventory movements ahead of an anticipated excise tax increase effective January 1, 2015. Although our shipment volume of 12.9 billion units was up 0.3%, market share was essentially flat at 19.3%, with share of Marlboro and Virginia S., down by 0.1 and 0.2 share points to 7.6% and 4.0%, respectively, partially offset by Parliament and Lark, up by 0.1 share point each to 7.0%, and 0.7%, respectively.
In the Philippines, the total estimated tax-paid industry cigarette volume decreased by 0.8% to 60.8 billion units, reflecting the prevalence of domestic non-duty paid products. Our shipment volume of 50.9 billion units increased by 1.0%. Our market share of the total estimated tax-paid industry of 83.7% increased by 1.5 share points. Marlboro's market share increased by 1.3 share points to 18.0%. Share of Fortune increased by 0.3 share points to 33.9%. Our share data is inflated by the high prevalence of domestic non-duty paid products.

Latin America & Canada. Net revenues, which include excise taxes billed to customers, decreased by $184 million (2.5%). Excluding excise taxes, net revenues decreased by $81 million (3.3%) to $2.4 billion. This decrease was due primarily to:

•	unfavorable currency ($316 million) and

•	unfavorable volume/mix ($98 million), partly offset by

•	price increases ($332 million).

Operating companies income of $734 million decreased by $42 million (5.4%). This decrease was due primarily to:

•	unfavorable currency ($184 million),

•	unfavorable volume/mix ($101 million),

•	higher marketing, administration and research costs ($44 million),

•	higher manufacturing costs ($37 million) and

•	the 2014 pre-tax charge for asset impairment and exit costs related to a leaf processing facility closure in Canada ($7 million), partly offset by

•	price increases ($332 million).
Our cigarette shipment volume in Latin America & Canada of 68.0 billion units decreased by 2.5%, principally due to Canada and Mexico. Shipment volume of Marlboro of 26.2 billion units decreased by 4.7%, due predominantly to Mexico.
In Argentina, the total cigarette market decreased by 1.6% to 30.7 billion units. Our cigarette shipment volume of 23.7 billion units increased by 0.7%, and market share increased by 1.6 share points to 76.9%, driven by mid-price Philip Morris, up by 2.2 share points to 43.3%, reflecting the positive impact of its capsule variants, partially offset by low-price Next, down by 0.6 share points to 2.0%. Market share of Marlboro was up by 0.2 share points to 24.0%.
In Canada, the total cigarette market decreased by 5.4% to 20.4 billion units, mainly due to the impact of federal and provincial tax-driven price increases in the first half of 2014. While our cigarette shipment volume of 7.7 billion units decreased by 4.0%, market share increased by 0.7 share points to 37.9%, with premium brand Belmont up by 0.3 share points to 2.9%, and Benson & Hedges flat at 2.4%. Market share of mid-price Canadian Classics was up by 0.3 share points to 10.5%. Market share of low-price Next was up by 0.9 share points to 10.7%, partially offset by mid-price Number 7 and low-price Accord, down by 0.3 and 0.4 share points to 4.0% and 2.5%, respectively.
In Mexico, the total cigarette market decreased by 3.5% to 23.9 billion units, mainly due to the depletion of estimated trade inventory levels built up ahead of our price increase in December 2013. Excluding the impact of estimated inventory movements, the total cigarette market declined by approximately 0.6%. Our cigarette shipment volume of 16.7 billion units decreased by 7.2%. Our market share decreased by 2.7 share points to 70.1%. While market share of Marlboro was down by 2.9 share points to 48.8% and share of Benson & Hedges was down by 0.5 share points to 5.1%, reflecting consumer down-trading, our share of the premium price segment was up by 1.1 share points to 91.5%. Market share of Delicados was essentially flat at 11.0%.

Operating Results – Three Months Ended September 30, 2014
The following discussion compares operating results within each of our reportable segments for the three months ended September 30, 2014, with the three months ended September 30, 2013.
European Union. Net revenues, which include excise taxes billed to customers, increased by $290 million (3.9%). Excluding excise taxes, net revenues increased by $76 million (3.3%) to $2.4 billion. This increase was due to:

•	favorable currency ($64 million),

•	price increases ($5 million),

•	the impact of acquisitions ($5 million) and

•	favorable volume/mix ($2 million).

The net revenues of the European Union segment include $431 million in 2014 and $380 million in 2013 related to sales of OTP. Excluding excise taxes, OTP net revenues for the European Union segment were $150 million in 2014 and $134 million in 2013.
Operating companies income of $1.2 billion decreased by $21 million (1.7%). This decrease was due primarily to:

•	higher marketing, administration and research costs ($30 million),

•	higher manufacturing costs ($19 million) and

•	unfavorable volume/mix ($3 million), partly offset by

•	the 2014 reversal of pre-tax asset impairment and exit costs ($16 million) due to a change in estimate associated with our decision to discontinue cigarette production in the Netherlands,

•	favorable currency ($8 million) and

•	price increases ($5 million).
The total cigarette market in the European Union of 126.0 billion units decreased by 3.4%, partly reflecting, in certain key geographies: moderating total market declines compared to the same period last year, resulting from a deceleration in the growth of the e-vapor category, relatively lower out-switching to the fine cut category, and a moderation in the level of illicit trade; coupled with net favorable estimated trade inventory movements compared to the third quarter of 2013. Excluding the impact of the estimated trade inventory movements, the total cigarette market in the European Union is estimated to have declined by approximately 4.0%. The total OTP market in the European Union in the quarter of 42.5 billion cigarette equivalent units increased by 0.7%, reflecting a higher total fine cut market, up by 0.4% to 37.0 billion cigarette equivalent units.
Our cigarette shipment volume of 49.2 billion units increased by 0.5%, and market share increased by 1.2 share points to 39.7%. While shipment volume of Marlboro decreased by 2.3% to 23.7 billion units, market share increased by 0.2 share points to 19.1%. While shipment volume of L&M decreased by 3.4% to 8.7 billion units, market share was flat at 7.0%. Shipment volume of Chesterfield of 7.3 billion units increased by 45.7%, and market share increased by 1.4 share points to 5.8%, driven mainly by Italy and Poland. Shipment volume of Philip Morris of 2.6 billion units increased by 5.6%, and market share increased by 0.1 share point to 2.1%.
Our shipments of OTP of 6.0 billion cigarette equivalent units increased by 12.2%, driven principally by a higher total market and share. Our total OTP market share was 14.0%, up by 0.8 share points, reflecting gains in the fine cut category, notably in Belgium, up by 0.4 share points to 16.7%, Czech Republic, up by 5.1 share points to 24.6%, Hungary, up by 8.1 share points to 18.5%, Italy, up by 0.8 share points to 41.2%, Poland, up by 11.3 share points to 34.1%, and Spain, up by 0.3 share points to 14.5%, partially offset by Germany, down by 0.7 share points to 13.0%, and Portugal, down by 7.6 share points to 23.3%.
In France, the total cigarette market of 11.7 billion units decreased by 3.8%, mainly reflecting the unfavorable impact of price increases in July 2013 and January 2014. Our shipments of 4.8 billion units increased by 0.2% and market share increased by 0.4 share points to 40.4%, mainly driven by Marlboro and premium Philip Morris, up by 0.1 share point and 0.3 share points to 24.7% and 9.2%, respectively. Market shares of L&M and Chesterfield were flat at 2.6% and 3.4%, respectively. The total industry fine cut category of 3.5 billion cigarette equivalent units increased by 0.9%. Our market share of the category decreased by 0.6 points to 25.8%.
In Germany, the total cigarette market of 21.6 billion units decreased by 1.5%, partially reflecting the net favorable impact of estimated trade purchases of competitive products. Excluding the impact of these estimated trade inventory movements, the total cigarette market declined by approximately 2.7%. Our shipments of 7.6 billion units increased by 0.3%, and market share increased by 0.6 share points to 35.1%, driven by Marlboro, up by 0.3 share points to 20.8%, and L&M, up by 0.5 share points to 11.2%.

Market share of Chesterfield decreased by 0.1 share point to 1.6%. The total industry fine cut category of 10.6 billion cigarette equivalent units decreased by 2.5%. Our market share of the category decreased by 0.7 share points to 13.0%.
In Italy, the total cigarette market of 20.1 billion units decreased by 0.1%, mainly reflecting a lower incidence of e-vapor products and continued growth of the low-price segment.  Our shipments in the quarter of 10.8 billion units increased by 5.8%. Our market share increased by 2.5 share points to 55.8%, due primarily to: Chesterfield, up by 7.4 share points to 10.9%, benefiting from its price repositioning in February 2014, partially offset by Marlboro, down by 1.0 share point to 25.2%, and Diana in the low-price segment, down by 3.2 share points to 7.9%, impacted by the growth of the super-low price segment. Market share of Philip Morris decreased by 0.2 share points to 2.3%. The total industry fine cut category of 1.6 billion cigarette equivalent units increased by 5.8%, and our market share of the category increased by 0.8 share points to 41.2%, driven by Marlboro.
In Poland, the total cigarette market of 11.3 billion units decreased by 10.8%, reflecting the prevalence of e-cigarettes, illicit trade and non-duty paid OTP products. Our shipments of 4.6 billion units decreased by 2.5%. Our market share increased by 1.8 share points to 40.9%, driven by Chesterfield, up by 2.7 share points to 7.9%, benefiting from the morphing of Red & White in the fourth quarter of 2013, partially offset by Marlboro, down by 0.4 share points to 11.5%, and L&M, down by 0.1 share point to 18.7%. The total industry fine cut category of 913 million cigarette equivalent units increased by 8.8%, and our market share of the category increased by 11.3 share points to 34.1%.
In Spain, the total cigarette market of 13.0 billion units decreased by 1.9%. This rate of decline was moderated by an improving economic environment and lower out-switching to the OTP category. While our shipments of 3.8 billion units decreased by 1.6%, market share increased by 1.5 share points to 32.6%, driven by higher share of Marlboro, up by 1.2 share points to 16.4%, Chesterfield, up by 0.1 share point to 9.0%, and Philip Morris, up by 0.4 share points to 1.2%. Market share of L&M was flat at 6.0%. The total industry fine cut category of 2.6 billion cigarette equivalent units decreased by 5.3%, partly reflecting the narrowing of price gaps with the cigarette category since July 2013. Our market share of the fine cut category increased by 0.3 share points to 14.5%.

Eastern Europe, Middle East & Africa. Net revenues, which include excise taxes billed to customers, increased by $565 million (10.2%). Excluding excise taxes, net revenues increased by $149 million (6.5%) to $2.4 billion. This increase was due to:

•	price increases ($306 million), partly offset by

•	unfavorable currency ($155 million) and

•	unfavorable volume/mix ($2 million).

Operating companies income of $1.2 billion increased by $116 million (10.7%). This increase was due primarily to:

•	price increases ($306 million) and

•	higher equity income in unconsolidated subsidiaries ($42 million), partly offset by

•	unfavorable currency ($158 million),

•	higher manufacturing costs ($52 million, principally related to the impact of the change to our new business structure in Egypt),

•	higher marketing, administration and research costs ($20 million) and

•	unfavorable volume/mix ($2 million).
Our cigarette shipment volume of 77.3 billion units increased by 0.5%, mainly due to the Middle East, notably Saudi Arabia, and North Africa, notably Algeria, partially offset by Kazakhstan, Serbia and Ukraine. Our cigarette shipment volume of premium brands increased by 5.1%, due principally to Marlboro, up by 2.9% to 22.9 billion units, and Parliament, up by 9.4% to 9.8 billion units.

In North Africa, the estimated total cigarette market increased by 3.2% to 33.7 billion units, driven mainly by Algeria and Egypt, partially offset by Libya.  Our shipment volume of 9.3 billion units increased by 10.1%, driven largely by Marlboro in Algeria and L&M in Egypt.  Our market share increased by 0.6 share points to 27.1%, mainly reflecting gains in Algeria.  Market share of Marlboro decreased by 1.9 share points to 15.6%, due largely to a decline in Egypt partially offset by a gain in Algeria, while share of L&M increased by 2.8 share points to 9.7%.
In Russia, the estimated total cigarette market declined by 10.2% to 83.5 billion units, mainly due to the unfavorable impact of the tax-driven price increases and the prevalence of illicit trade. Our shipment volume of 23.0 billion units decreased by 0.4%. Our market share of 27.4%, as measured by Nielsen, was up by 1.3 share points. Market share of Parliament, L&M and Bond

Street increased by 0.4, 0.2 and 1.3 share points to 3.8%, 3.1% and 7.7%, respectively, partially offset by Marlboro and Chesterfield, down by 0.2 and 0.3 share points to 1.5% and 2.7%, respectively.
In Turkey, the estimated total cigarette market increased by 7.7% to 26.5 billion units, mainly reflecting a lower prevalence of illicit trade, an increase in the adult population and the timing of trade inventory movements compared to the third quarter of 2013. Excluding the net impact of estimated trade inventory movements, the total cigarette market increased by approximately 5.5%. Our shipment volume of 12.5 billion units decreased by 0.5%. Our market share, as measured by Nielsen, decreased by 3.0 share points to 43.2%, mainly due to: Marlboro, mid-price Muratti, low-price L&M and Lark, down by 0.4, 1.7, 1.5 and 2.8 share points to 8.7%, 5.2%, 5.8% and 8.4%, respectively, partially offset by Parliament, up by 1.3 share points to 11.6%.
In Ukraine, the estimated total cigarette market decreased by 3.3% to 19.4 billion units, mainly reflecting estimated trade inventory deloading following the excise tax-driven price increases in July 2014, and business disruption due to the political instability in the east of the country, partially offset by a lower prevalence of illicit trade. Our shipment volume of 6.5 billion units decreased by 6.1%, principally due to a lower total market and a decrease in our market share, as measured by Nielsen, down by 0.6 share points to 32.7%, with Marlboro, Parliament, Bond Street and Chesterfield, down by 0.8, 0.3, 0.2 and 0.5 share points to 4.7%, 3.0%, 8.8% and 5.0%, respectively. The decrease in our market share was partially offset by growth from L&M, up by 0.6 share points to 2.7%, and our low-price segment brand, President, up by 2.8 share points to 5.5%.
Asia. Net revenues, which include excise taxes billed to customers, decreased by $201 million (3.9%). Excluding excise taxes, net revenues decreased by $311 million (12.2%) to $2.2 billion. This decrease was due to:

•	unfavorable currency ($210 million) and

•	unfavorable volume/mix ($150 million), partly offset by

•	price increases ($49 million).

Operating companies income of $799 million decreased by $298 million (27.2%). This decrease was due primarily to:

•	unfavorable currency ($148 million),

•	unfavorable volume/mix ($134 million) and

•	higher manufacturing costs ($75 million, mainly due to higher costs in Indonesia), partly offset by

•	price increases ($49 million) and

•	lower marketing, administration and research costs ($11 million).
Our cigarette shipment volume of 72.4 billion units decreased by 1.3%, due primarily to a lower total market, lower share and the timing of distributor inventory movements in Japan, partially offset by a higher total market in Indonesia. Shipment volume of Marlboro of 17.0 billion units decreased by 12.8%, due predominantly to Japan.
In Indonesia, the estimated total cigarette market increased by 4.9% to 78.1 billion units, reflecting strong growth of the machine-made kretek segment. Our shipment volume of 27.7 billion units increased by 2.1%. Our market share decreased by 0.9 share points to 35.5%, predominantly due to the share decline of Sampoerna Hijau, down by 1.0 share point to 3.2% and the withdrawal of ultra-low price brands Trend Mild and Vegas Mild. Market share of the brand family Dji Sam Soe was flat at 6.7%, reflecting the continuing decline of the hand-rolled kretek segment, compounded by the unfavorable impact of the brand's hand-rolled variant crossing a critical price point ahead of competition, offset by the growth of machine-made Dji Sam Soe Magnum Blue which was launched in April 2014 and reached a market share of 0.6% in the quarter. Market share of Sampoerna A, in the premium machine-made lighter-tasting kretek segment, was flat at 14.7%, while mid-price U Mild was up by 1.2 share points to 5.5%. Although Marlboro's market share decreased by 0.3 share points to 5.1%, its share of the “white” cigarettes segment, which represented 6.5% of the total cigarette market, increased by 0.9 share points to 79.1%.
In Japan, the total cigarette market decreased by 4.0% to 48.0 billion units, partly reflecting the unfavorable impact of the consumption tax-driven retail price increases of April 1, 2014. Our shipment volume of 12.2 billion units decreased by 10.0%, principally due to the unfavorable timing of distributor inventory movements compared to the third quarter of 2013. Excluding the impact of these inventory movements, our shipment volume decreased by 6.3%. Our market share decreased by 0.6 share points to 25.9%, with share of Marlboro and Virginia S. down by 0.6 share points and 0.1 share point to 11.6% and 1.9%, respectively. Market share of Lark increased by 0.1 share point to 10.0%, including the successful morphing of Philip Morris.
In Korea, the total cigarette market increased by 4.0% to 24.6 billion units, reflecting speculative trade inventory movements ahead of an anticipated excise tax increase effective January 1, 2015. Our shipment volume of 4.6 billion units increased by 0.9%

and market share decreased by 0.8 share points to 18.6% due to Parliament, Marlboro and Virginia S., down by 0.2, 0.3 and 0.5 share points to 6.7%, 7.4% and 3.8%, respectively, reflecting the impact of the aforementioned trade inventory movements.
In the Philippines, estimated total tax-paid industry cigarette volumes decreased by 3.2% to 22.0 billion units. Our shipment volume of 17.5 billion units decreased by 1.7%. Our market share of the total estimated tax-paid industry of 79.2% was up by 1.3 share points. Marlboro's market share increased by 1.4 share points to 16.8% and share of Fortune increased by 4.7 share points to 32.4%. Our share data is inflated by the high prevalence of domestic non-duty paid products.

Latin America & Canada. Net revenues, which include excise taxes billed to customers, increased by $52 million (2.1%). Excluding excise taxes, net revenues increased by $15 million (1.8%) to $833 million. This increase was due primarily to:

•	price increases ($131 million), partly offset by

•	unfavorable currency ($93 million) and

•	unfavorable volume/mix ($24 million).

Operating companies income of $267 million was flat, due to:

•	price increases ($131 million), essentially offset by

•	unfavorable currency ($73 million),

•	unfavorable volume/mix ($27 million),

•	higher manufacturing costs ($18 million),

•	the 2014 pre-tax charge for asset impairment and exit costs related to a leaf processing facility closure in Canada ($7 million), and

•	higher marketing, administration and research costs ($5 million).
Our cigarette shipment volume of 23.5 billion units decreased by 2.0%, due largely to Canada and Mexico. Shipment volume of Marlboro of 9.0 billion units decreased by 1.9%, due predominantly to Brazil and Mexico.
In Argentina, the total cigarette market decreased by 2.8% to 10.0 billion units. While our cigarette shipment volume of 7.8 billion units decreased by 0.8%, market share increased by 1.2 share points to 77.2%, driven by Marlboro, up by 0.5 share points to 24.2%, and mid-price Philip Morris, up by 1.4 share points to 43.6%, reflecting the positive impact of its capsule variants, partially offset by low-price Next, down by 0.5 share points to 1.9%.
In Canada, the total cigarette market decreased by 4.2% to 7.3 billion units, mainly due to the impact of federal and provincial tax-driven price increases in the first and second quarters of 2014. Our cigarette shipment volume of 2.8 billion units decreased by 5.5%. Our market share decreased by 0.7 share points to 38.0%, with premium brands Benson & Hedges down by 0.1 share point to 2.4% and Belmont up by 0.3 share points to 3.1%. Market share of mid-price Canadian Classics was flat at 10.7% and mid-price Number 7 was down by 0.4 share points to 3.9%. Market share of low-price Next was flat at 10.6%, and low-price Accord was down by 0.6 share points to 2.3%.
In Mexico, the total cigarette market decreased by 1.1% to 8.3 billion units. Our cigarette shipment volume in the quarter of 5.9 billion units decreased by 2.8%. Our market share decreased by 1.3 share points to 71.1%. Market share of Marlboro was down by 0.6 share points to 49.9% and share of premium Benson & Hedges was down by 0.4 share points to 5.1%, reflecting consumer down-trading. Our share of the premium segment, representing 59.9% of the total cigarette market, increased by 0.9 share points to 91.8%. Market share of Delicados decreased by 0.9 share points to 10.8%.

Financial Review
Net Cash Provided by Operating Activities
Net cash provided by operating activities of $6.4 billion during the first nine months of 2014 decreased by $1.4 billion from the comparable 2013 period. The decrease was due primarily to lower net earnings, an increase in our working capital requirements and higher cash payments related to exit costs.

The unfavorable movements in working capital were due primarily to the following:

•
more cash used for accrued liabilities and other current assets ($1.6 billion), largely due to the timing of payments for excise taxes and the fair value movement of financial instruments; partially offset by

•	more cash provided by inventories ($780 million), primarily related to lower leaf tobacco and finished goods inventory levels.

Net Cash Used in Investing Activities
Net cash used in investing activities of $773 million during the first nine months of 2014 decreased by $698 million from the comparable 2013 period, due primarily to less cash spent on investments in unconsolidated subsidiaries and higher cash proceeds from the sale of fixed assets, partially offset primarily by the purchase of Nicocigs Limited.
In June 2014, we acquired 100% of Nicocigs Limited, a leading U.K.-based e-vapor company, for $103 million, net of cash acquired, with additional contingent payments of up to $77 million, primarily relating to performance targets over a three-year period. For further details, see Note 17. Acquisitions and Other Business Arrangements.
In September 2013, we acquired a 49% equity interest in United Arab Emirates-based Arab Investors-TA (FZC) (“AITA”) for approximately $625 million. For further details, see Note 16. Investments in Unconsolidated Subsidiaries.
Our capital expenditures were $804 million and $821 million during the nine months ended September 30, 2014 and 2013, respectively. The 2014 expenditures were primarily related to investments in productivity-enhancing programs, equipment for new products, including RRPs, and the expansion of our capacity in Indonesia for machine-made kretek cigarettes.

Net Cash Used in Financing Activities
During the first nine months of 2014, net cash used in financing activities was $5.6 billion, compared with net cash used in financing activities of $5.9 billion during the first nine months of 2013. During the first nine months of 2014, we used a total of $10.2 billion to repurchase our common stock, pay dividends and repay debt. These uses were partially offset by proceeds from our debt offerings and short-term borrowings in 2014 of $4.8 billion. During the first nine months of 2013, we used a total of $12.7 billion to repurchase our common stock, pay dividends, repay debt and purchase subsidiary shares from noncontrolling interests. These uses were partly offset by proceeds from our debt offerings and short-term borrowings in 2013 of $7.0 billion.
Dividends paid in the first nine months of 2014 and 2013 were $4.5 billion and $4.2 billion, respectively. The increase reflects a higher dividend rate in 2014, partially offset by lower shares outstanding as a result of our share repurchase program.
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
Credit Ratings - The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. At September 30, 2014, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Stable
Fitch	F1	A	Stable

Credit Facilities – On January 31, 2014, we extended the term of our existing $2.0 billion 364-day revolving credit facility until February 10, 2015. On February 28, 2014, we replaced our $2.5 billion multi-year revolving credit facility, expiring March 31, 2015, with a new $2.5 billion multi-year credit facility, expiring on February 28, 2019. At September 30, 2014, our committed credit facilities and commercial paper outstanding were as follows:

(in billions)
Type	Committed Credit Facilities	Commercial Paper
364-day revolving credit, expiring February 10, 2015	$2.0
Multi-year revolving credit, expiring February 28, 2019	2.5
Multi-year revolving credit, expiring October 25, 2016	3.5
Total facilities	$8.0
Commercial paper outstanding		$0.8
At September 30, 2014, there were no borrowings under the committed credit facilities, and the entire committed amounts were available for borrowing.
All banks participating in our committed credit facilities have an investment-grade long-term credit rating from the credit rating agencies. We continuously monitor the credit quality of our banking group, and at this time we are not aware of any potential non-performing credit provider.
Each of these facilities requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“consolidated EBITDA”) to consolidated interest expense of not less than 3.5 to 1.0 on a rolling four-quarter basis. At September 30, 2014, our ratio calculated in accordance with the agreements was 13.2 to 1.0. These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require us to post collateral. We expect to continue to meet our covenants. The terms “consolidated EBITDA” and “consolidated interest expense,” both of which include certain adjustments, are defined in the facility agreements previously filed with the U.S. Securities and Exchange Commission.
In addition to the committed credit facilities discussed above, certain of our subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $2.8 billion at September 30, 2014 and $2.4 billion at December 31, 2013, are for the sole use of our subsidiaries. Borrowings under these arrangements amounted to $1.3 billion at September 30, 2014, and $1.0 billion at December 31, 2013.
Commercial Paper Program - We have commercial paper programs in place in the U.S. and in Europe. At September 30, 2014 and December 31, 2013, we had $834 million and $1.4 billion, respectively, of commercial paper outstanding.
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
Debt - Our total debt was $28.8 billion at September 30, 2014 and $27.7 billion at December 31, 2013.
On February 21, 2014, we filed a new shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.

Our debt issuances in the first nine months of 2014 were as follows:

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
Guarantees - At September 30, 2014, we were contingently liable for $0.9 billion of guarantees of our own performance, which were primarily related to excise taxes on the shipment of our products. There is no liability in the condensed consolidated financial statements associated with these guarantees. At September 30, 2014, our third-party guarantees were insignificant.
Equity and Dividends
As discussed in Note 3. Stock Plans to our condensed consolidated financial statements, during the nine months ended September 30, 2014, we granted 2.4 million shares of deferred stock awards to eligible employees at a weighted-average grant date fair value of $77.74 per share. Equity awards generally vest three or more years after the date of the award, subject to earlier vesting on death or disability or normal retirement, or separation from employment by mutual agreement after reaching age 58.
In May 2012, our stockholders approved the Philip Morris International Inc. 2012 Performance Incentive Plan (the “2012 Plan”). The 2012 Plan replaced the 2008 Performance Incentive Plan (the “2008 Plan”) and, as a result, there will be no additional grants under the 2008 Plan. Under the 2012 Plan, we may grant to eligible employees restricted stock, restricted stock units and deferred stock units, performance-based cash incentive awards and performance-based equity awards. Up to 30 million shares of our common stock may be issued under the 2012 Plan. At September 30, 2014, shares available for grant under the 2012 Plan were 24,799,010.
On August 1, 2012, we began repurchasing shares under a three-year $18.0 billion share repurchase program that was authorized by our Board of Directors in June 2012. From August 1, 2012 through September 30, 2014, we repurchased 135.3 million shares of our common stock at a cost of $11.9 billion under this repurchase program. During the first nine months of 2014, we repurchased 35.9 million shares at a cost of $3.0 billion. During the third quarter of 2014, we repurchased 8.9 million shares at a cost of $750 million.
As previously announced on February 6, 2014, we have a share repurchase target amount for 2014 of $4.0 billion.
Dividends paid in the first nine months of 2014 were $4.5 billion. During the third quarter of 2014, our Board of Directors approved a 6.4% increase in the quarterly dividend to $1.00 per common share. As a result, the present annualized dividend rate is $4.00 per common share.

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
Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volume in many of our markets, and we expect that such factors will continue to reduce consumption levels and will increase down-trading and the risk of counterfeiting, contraband, "illicit whites" and cross-border purchases. Significant regulatory developments will take place over the next few years in most of our markets, driven principally by the World Health Organization's Framework Convention on Tobacco Control (“FCTC”). The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation. The FCTC has led to increased efforts by tobacco control advocates and public health organizations to reduce the palatability and attractiveness of tobacco products to adult smokers. Regulatory initiatives that have been proposed, introduced or enacted include:

•	restrictions on or licensing of outlets permitted to sell cigarettes;

•	the levying of substantial and increasing tax and duty charges;

•	restrictions or bans on advertising, marketing and sponsorship;

•	the display of larger health warnings, graphic health warnings and other labeling requirements;

•	restrictions on packaging design, including the use of colors, and plain packaging;

•	restrictions on packaging and cigarette formats and dimensions;

•	restrictions or bans on the display of tobacco product packaging at the point of sale and restrictions or bans on cigarette vending machines;

•	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents;

•	disclosure, restrictions or bans of tobacco product ingredients;

•	increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;

•	elimination of duty free sales and duty free allowances for travelers; and

•	encouraging litigation against tobacco companies.
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

We continue to seek ways to develop commercially viable new product technologies with the potential to reduce exposure to harmful constituents in smoke and individual risk and population harm in comparison to smoking combustible cigarettes. Our goal is to develop products whose potential to reduce exposure, individual risk and population harm can be substantiated by rigorous scientific studies and that provide adult smokers the taste, sensory experience, nicotine delivery profile and ritual characteristics that are similar to those currently provided by combustible cigarettes. We may not succeed in these efforts. If we do not succeed, but others do, we may be at a competitive disadvantage. Furthermore, we cannot predict whether regulators will permit the marketing of tobacco products or other nicotine-containing products with claims of reduced exposure or disease risk. A prohibition on any such claims could significantly undermine the commercial viability of these products.
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
The failure of our information systems to function as intended or their penetration by outside parties with the intent to corrupt them could result in business disruption, litigation and regulatory action, and loss of revenue, assets or personal or other sensitive data.
We use information systems to help manage business processes, collect and interpret business data and communicate internally and externally with employees, suppliers, customers and others. Some of these information systems are managed by third-party service providers. We have backup systems and business continuity plans in place, and we take care to protect our systems and data from unauthorized access. Nevertheless, failure of our systems to function as intended, or penetration of our systems by outside parties intent on extracting or corrupting information or otherwise disrupting business processes, could result in loss of revenue, assets or personal or other sensitive data, litigation and regulatory action, cause damage to our reputation and that of our brands and result in significant remediation and other costs to us.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity for each of the three months in the quarter ended September 30, 2014 was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2014 – July 31, 2014 (1)	3,057,361	$85.07	129,513,626	$6,636,955,345
August 1, 2014 – August 31, 2014 (1)	3,245,917	$84.11	132,759,543	$6,363,931,814
September 1, 2014 – September 30, 2014 (1)	2,568,434	$84.44	135,327,977	$6,147,045,929
Pursuant to Publicly Announced Plans or Programs	8,871,712	$84.54
July 1, 2014 – July 31, 2014 (3)	7,459	$83.40
August 1, 2014 – August 31, 2014 (3)	1,740	$82.52
September 1, 2014 – September 30, 2014 (3)	440	$83.68
For the Quarter Ended September 30, 2014	8,881,351	$84.54

(1)
On June 13, 2012, our Board of Directors authorized a share repurchase program of $18 billion over three years. The program commenced on August 1, 2012 after the completion of the three-year $12 billion program in July 2012. These share repurchases have been made pursuant to the $18 billion program.

(2)	Aggregate number of shares repurchased under the above-mentioned share repurchase program as of the end of the period presented.

(3)	Shares repurchased represent shares tendered to us by employees who vested in deferred stock awards and used shares to pay all, or a portion of, the related taxes.

Item 6.	Exhibits.

3.1
Amended and Restated By-Laws of Philip Morris International Inc. (effective as of September 9, 2014) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed September 10, 2014).

10.1
Philip Morris International Inc. 2008 Stock Compensation Plan for Non-Employee Directors (as amended and restated as of September 9, 2014) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 10, 2014).

10.2
Modification Agreement to Anti-Contraband and Anti-Counterfeit Agreement and General Release dated July 9, 2004. The Anti-Contraband and Anti-Counterfeit Agreement and General Release was previously filed as Exhibit 10.7 to the Registration Statement on Form 10 filed February 7, 2008 and is incorporated by reference to this Exhibit 10.2.

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

October 31, 2014