Form 10-K
period 2014-12-31
Philip Morris International Inc.
filed 2015-02-20
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File Number: 001-33708
 PHILIP MORRIS INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Virginia	13-3435103
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)
917-663-2000
(Registrant’s telephone number, including area code)
 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	New York Stock Exchange
Floating Rate Notes due 2015	New York Stock Exchange
5.875% Notes due 2015	New York Stock Exchange
2.500% Notes due 2016	New York Stock Exchange
1.625% Notes due 2017	New York Stock Exchange
1.125% Notes due 2017	New York Stock Exchange
1.250% Notes due 2017	New York Stock Exchange
5.650% Notes due 2018	New York Stock Exchange
1.875% Notes due 2019	New York Stock Exchange
2.125% Notes due 2019	New York Stock Exchange
1.750% Notes due 2020	New York Stock Exchange
4.500% Notes due 2020	New York Stock Exchange
1.875% Notes due 2021	New York Stock Exchange
4.125% Notes due 2021	New York Stock Exchange
2.900% Notes due 2021	New York Stock Exchange
2.500% Notes due 2022	New York Stock Exchange
2.625% Notes due 2023	New York Stock Exchange
3.600% Notes due 2023	New York Stock Exchange
2.875% Notes due 2024	New York Stock Exchange
3.250% Notes due 2024	New York Stock Exchange
2.750% Notes due 2025	New York Stock Exchange
2.875% Notes due 2026	New York Stock Exchange

Title of each class	Name of each exchange on which registered
2.875% Notes due 2029	New York Stock Exchange
3.125% Notes due 2033	New York Stock Exchange
6.375% Notes due 2038	New York Stock Exchange
4.375% Notes due 2041	New York Stock Exchange
4.500% Notes due 2042	New York Stock Exchange
3.875% Notes due 2042	New York Stock Exchange
4.125% Notes due 2043	New York Stock Exchange
4.875% Notes due 2043	New York Stock Exchange
4.250% Notes due 2044	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑

As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $132 billion based on the closing sale price of the common stock as reported on the New York Stock Exchange.

Class	Outstanding at	January 30, 2015
Common Stock, no par value	1,546,930,958	shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders to be held on May 6, 2015, to be filed with the Securities and Exchange Commission (“SEC”) on or about March 26, 2015.
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

Our portfolio of international and local brands is led by Marlboro, the world’s best-selling international cigarette, which accounted for approximately 33% of our total 2014 shipment volume. Marlboro is complemented in the premium-price category by Merit, Parliament and Virginia Slims. Our leading mid-price brands are L&M and Chesterfield. Other leading international brands include Bond Street, Lark, Muratti, Next, Philip Morris and Red & White.

We also own a number of important local cigarette brands, such as Sampoerna, Dji Sam Soe and U Mild in Indonesia, Fortune, Champion and Hope in the Philippines, Diana in Italy, Optima and Apollo-Soyuz in Russia, Morven Gold in Pakistan, Boston in Colombia, Belmont, Canadian Classics and Number 7 in Canada, Best and Classic in Serbia, f6 in Germany, Delicados in Mexico, Assos in Greece and Petra in the Czech Republic and Slovakia. While there are a number of markets where local brands remain important, international brands are expanding their share in numerous markets. With international brands contributing approximately 72% of our shipment volume in 2014, we are well positioned to continue to benefit from this trend.

Separation from Altria Group, Inc.

We were a wholly owned subsidiary of Altria Group, Inc. ("Altria") until the distribution of all of our shares owned by Altria (the “Spin-off”) was made on March 28, 2008 (the "Distribution Date").

Acquisitions and Other Business Arrangements

We enhanced our business with the following transactions:

In June 2014, we acquired 100% of Nicocigs Limited, a leading U.K.-based e-vapor company, for the final purchase price of $103 million, net of cash acquired, with additional contingent payments of up to $77 million, primarily relating to performance targets over a three-year period. As of December 31, 2014, the additional contingent payments were projected to be up to $62 million over the remaining two-year period. For additional information, see Note 16. Fair Value Measurements to our consolidated financial statements in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K ("Item 8").

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

On December 12, 2013, we acquired from Megapolis Investment BV a 20% equity interest in Megapolis Distribution BV, the holding company of CJSC TK Megapolis ("Megapolis"), PMI's distributor in Russia. The purchase price of $760 million excludes an additional payment of up to $100 million, which is contingent on Megapolis's operational performance over the four fiscal years following the closing of the transaction.

On September 30, 2013, we acquired a 49% equity interest in United Arab Emirates-based Arab Investors-TA (FZC) ("AITA") for approximately $625 million. As a result of this transaction, we hold an approximate 25% economic interest in Société des Tabacs Algéro-Emiratie ("STAEM"), an Algerian joint venture which is owned 51% by AITA and 49% by the Algerian state-owned enterprise Société Nationale des Tabacs et Allumettes SpA. STAEM manufactures and distributes under license some of PMI's brands.

In September 2013, Grupo Carso, S.A.B. de C.V. ("Grupo Carso") sold to us its remaining 20% interest in our Mexican tobacco business for $703 million. As a result, we own 100% of our Mexican tobacco business. A director of PMI has an affiliation with Grupo Carso. The final purchase price is subject to a potential adjustment based on the actual performance of the Mexican tobacco business over the three-year period ending two fiscal years after the closing of the purchase.

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

(b) Financial Information About Segments

We divide our markets into four geographic regions, which constitute our segments for financial reporting purposes:

•
The European Union (“EU”) Region is headquartered in Lausanne, Switzerland, and covers all the EU countries except for Slovenia, Bulgaria, Croatia and Romania, and also comprises Switzerland, Norway and Iceland, which are linked to the EU through trade agreements;

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

Net revenues and operating companies income* (together with a reconciliation to operating income) attributable to each segment for each of the last three years are set forth in Note 12. Segment Reporting to the consolidated financial statements in Item 8. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K ("Item 7") for a discussion of our operating results by business segment.

The relative percentages of operating companies income attributable to each reportable segment were as follows:

	2014	2013	2012
European Union	30.9%	30.8%	29.6%
Eastern Europe, Middle East & Africa	34.2	27.4	26.3
Asia	26.4	33.6	36.7
Latin America & Canada	8.5	8.2	7.4
	100.0%	100.0%	100.0%
______________________________

*
Our management evaluates segment performance and allocates resources based on operating companies income, which we define as operating income, excluding general corporate expenses and amortization of intangibles, plus equity (income)/loss in unconsolidated subsidiaries, net. The accounting policies of the segments are the same as those described in Note 2. Summary of Significant Accounting Policies to the consolidated financial statements in Item 8.

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

(c) Narrative Description of Business

Our subsidiaries and affiliates and their licensees are engaged in the manufacture, market and sale of cigarettes, other tobacco products and other nicotine-containing products in markets outside the United States of America.

Our total cigarette shipments decreased by 2.8% in 2014 to 856.0 billion units. We estimate that international cigarette market shipments were approximately 5.5 trillion units in 2014, a 0.9% decrease over 2013. We estimate that our reported share of the international cigarette market (which is defined as worldwide cigarette volume, excluding the United States of America) was approximately 15.6% in 2014, 15.7% in 2013 and 16.4% in 2012. Excluding the People’s Republic of China (“PRC”), we estimate that our reported share of the international cigarette market was approximately 28.6%, 28.3%, and 29.0% in 2014, 2013 and 2012, respectively.

Shipments of our principal cigarette brand, Marlboro, decreased by 2.8% in 2014 and represented approximately 9.4% of the international cigarette market, excluding the PRC, in 2014, 9.3% in 2013 and 9.4% in 2012.

We have a cigarette market share of at least 15% and, in a number of instances, substantially more than 15%, in 103 markets, including Algeria, Argentina, Australia, Austria, Belgium, Brazil, Canada, Colombia, the Czech Republic, Egypt, Finland, France, Germany, Greece, Hungary, Indonesia, Italy, Japan, Kazakhstan, Korea, Mexico, the Netherlands, the Philippines, Poland, Portugal, Romania, Russia, Saudi Arabia, Serbia, Singapore, Spain, Sweden, Switzerland, Thailand, Turkey and Ukraine.

References to total international cigarette market, total cigarette market, total market and market shares in this Form 10-K reflect our best estimates based on a number of internal and external sources.

Consumer Focused Marketing & Sales

In 2014, we continued to deploy our new strategic framework that combines our marketing and sales expertise with our in-depth knowledge of various sales territories. This framework allows us not only to engage more effectively with our adult smokers but also to enhance the success of our direct and indirect trade partners. The main benefits are:

•	Improved effectiveness of direct adult smoker engagement activities;

•	More effective communication with our retailers about our brands;

•	Increased speed, efficiency and widespread availability of our products; and

•
Distribution and sales strategies tailored to the individual characteristics of each market (namely, the needs and capabilities of retailers, the wholesale infrastructure, distributors' networks, our competitive position, operating costs and the regulatory framework).

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

Our distribution and sales systems are supported by sales forces that total approximately 20,700 employees worldwide. Our sales forces are well trained and recognized by trade surveys for their professionalism.

Our products are marketed and promoted through various media and channels, including, where permitted by law, point of sale communications, brand events, access-restricted Web sites, print and direct communication to verified adult smokers. Our direct communication with verified adult smokers utilizes mail, e-mail and other electronic communication tools. Promotional activities include, where permitted by law, competitions, invitations to events, interactive programs, consumer premiums and price promotions. To support advertising and promotional activities in the markets, we have a dedicated consumer engagement group that develops innovative engagement tools for adult smokers based on the latest technologies and adult smoker trends.

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

Procurement and Raw Materials

We purchase tobacco leaf of various types, grades and styles throughout the world, the majority through independent tobacco suppliers. We also contract directly with farmers in several countries, including Argentina, Brazil, Colombia, the Dominican Republic, Ecuador, Italy, Kazakhstan, Mexico, Pakistan, the Philippines and Poland. Direct sourcing from farmers represents approximately 35% of PMI’s global leaf requirements. The largest supplies of tobacco leaf are sourced from Brazil, the United States, Indonesia (mostly for domestic use in kretek products), India, China, Turkey, Greece, Argentina, Mozambique, Tanzania and Malawi.

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

 Business Environment

Information called for by this Item is hereby incorporated by reference to the paragraphs in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Results by Business Segment—Business Environment.

Other Matters

Customers

None of our business segments is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on our consolidated results of operations.

Employees

At December 31, 2014, we employed approximately 82,500 people worldwide, including employees under temporary contracts and hourly paid part-time staff. Our businesses are subject to a number of laws and regulations relating to our relationship with our employees. Generally, these laws and regulations are specific to the location of each business. In addition, in accordance with European Union requirements, we have established a European Works Council composed of management and elected members of our workforce. We believe that our relations with our employees and their representative organizations are excellent.

Executive Officers of the Registrant

The disclosure regarding executive officers is set forth under the heading “Executive Officers as of February 20, 2015” in Item 10. Directors, Executive Officers and Corporate Governance of this Annual Report on Form 10-K ("Item 10").

Research and Development

Reduced-Risk Products. One of our strategic priorities is to develop, assess and commercialize a portfolio of innovative products with the potential to reduce individual risk and population harm in comparison to smoking combustible cigarettes. We refer to these as reduced-risk products, or RRPs. The use of this term applies to tobacco-containing products and other nicotine-containing products that have the potential to reduce individual risk and population harm in comparison to smoking combustible cigarettes. Except for iQOS, which was launched for pilots in Nagoya (Japan) and Milan (Italy), our RRPs are in various stages of development. We are conducting extensive and rigorous scientific studies to determine whether we can support claims for such products of reduced exposure to harmful and potentially harmful constituents in smoke, and ultimately claims of reduced disease risk, when compared to smoking combustible cigarettes. Before making any such claims, we will need to rigorously evaluate the full set of data from the relevant scientific studies to determine whether they substantiate reduced risk. Any such claims may also be subject to government review and approval, as is the case in the U.S. today.

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

In addition to iQOS, we are developing three RRP platforms that are in various stages of commercialization readiness. We are commercializing an e-vapor product under the Nicocigs brand name in the U.K., are also developing other potential platforms and are working on developing the next generation of e-vapor technology.

Further information about our RRPs is set forth in Item 7, Business Environment - Taxes, Legislation, Regulation and Other Matters Regarding the Manufacture, Marketing, Sale and Use of Tobacco Products - Reduced-Risk Products.

Cigarette Products. We conduct research to support and reinforce our combustible cigarette product business. We seek to be at the forefront of innovation for product enhancements and launches of innovative new products. We have also increased support for the combustible cigarette business because compliance with applicable laws and regulations is requiring additional capacity for analysis and testing.

Finally, working through biotechnology partners, we conduct research and development on technology platforms that can potentially lead to the development of alternative uses of tobacco, such as for the production of therapeutic molecules.

The research and development expense for the years ended December 31, 2014, 2013 and 2012, is set forth in Item 8, Note 14. Additional Information to the consolidated financial statements.

Intellectual Property

Our trademarks are valuable assets, and their protection and reputation are essential to us. We own the trademark rights to all of our principal brands, including Marlboro, or have the right to use them in all countries where we use them.

In addition, we have more than 5,200 granted patents worldwide and approximately 4,400 pending patent applications. Our patent portfolio, as a whole, is material to our business. However, no one patent, or group of related patents, is material to us. We also have registered industrial designs and proprietary secrets, technology, know-how, processes and other intellectual property rights that are not registered.

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

Ownership of intellectual property related to patent applications and resulting patents based solely on the jointly funded intellectual property, regardless of when filed or issued, will be exclusive to PM USA in the United States, its territories and possessions and exclusive to PMI everywhere else.

The Intellectual Property Agreement contains provisions concerning intellectual property that is independently developed by us or PM USA following the Distribution Date. For ten years following the Distribution Date, independently developed intellectual property may be subject to rights under certain circumstances that would allow either us or PM USA a priority position to obtain the rights to the new intellectual property from the other party, with the price and other commercial terms to be negotiated.

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

Environmental Regulation

We are subject to applicable international, national and local environmental laws and regulations in the countries in which we do business. We have specific programs across our business units designed to meet applicable environmental compliance requirements and reduce our carbon footprint and wastage as well as water and energy consumption. We report externally about our climate change mitigation strategy, together with associated targets and results in reducing our carbon footprint, through CDP (formerly, the Carbon Disclosure Project), the leading international non-governmental organization assessing the work of thousands of companies worldwide in the area of climate change. We have developed and implemented a consistent environmental and occupational health, safety and security management system ("EHSS"), which involves policies, standard practices and procedures at all our manufacturing centers. We also conduct regular safety assessments at our offices, warehouses and car fleet organizations. Furthermore, we have engaged an external certification body to validate the effectiveness of our EHSS management system at our manufacturing centers around the world, in accordance with internationally recognized standards for safety and environmental management. The environmental performance data we report externally is also verified by a qualified third party. Our subsidiaries expect to continue to make investments in order to drive improved performance and maintain compliance with environmental laws and regulations. We assess and report the compliance status of all our legal entities on a regular basis. Based on the management and controls we have in place and our review of climate change risks (both physical and regulatory), environmental expenditures have not had, and are not expected to have, a material adverse effect on our consolidated results of operations, capital expenditures, financial position, earnings or competitive position.

(d) Financial Information About Geographic Areas

The amounts of net revenues and long-lived assets attributable to each of our geographic segments for each of the last three fiscal years are set forth in Item 8, Note 12. Segment Reporting to the consolidated financial statements.

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

Item 1A.     Risk Factors.

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this Annual Report on Form 10-K.

Forward-Looking and Cautionary Statements
We may from time to time make written or oral forward-looking statements, including statements contained in this Annual Report on Form 10-K and other filings with the SEC, in reports to stockholders and in press releases and investor webcasts. You can identify these forward-looking statements by use of words such as "strategy," "expects," "continues," "plans," "anticipates," "believes," "will," "estimates," "intends," "projects," "goals," "targets" and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and whether to invest in or remain invested in our securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this document, particularly in Item 7, Business Environment. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time, except in the normal course of our public disclosure obligations.

Risks Related to Our Business and Industry

• Cigarettes are subject to substantial taxes. Significant increases in cigarette-related taxes have been proposed or enacted and are likely to continue to be proposed or enacted in numerous jurisdictions. These tax increases may disproportionately affect our profitability and make us less competitive versus certain of our competitors.
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

• Our business faces significant governmental action aimed at increasing regulatory requirements with the goal of reducing or preventing the use of tobacco products.
Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volume in many of our markets, and we expect that such factors will continue to reduce consumption levels and will increase down-trading and the risk of counterfeiting, contraband, "illicit whites" and legal cross-border purchases. Significant regulatory developments will take place over the next few years in most of our markets, driven principally by the World Health Organization's Framework Convention on Tobacco Control (“FCTC”). The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation. The FCTC has led to increased efforts by tobacco control advocates and public health organizations to reduce the palatability and attractiveness of tobacco products to adult smokers. Regulatory initiatives that have been proposed, introduced or enacted include:

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

• Litigation related to tobacco use and exposure to environmental tobacco smoke could substantially reduce our profitability and could severely impair our liquidity.

There is litigation related to tobacco products pending in certain jurisdictions. Damages claimed in some tobacco-related litigation are significant and, in certain cases in Brazil, Canada and Nigeria, range into the billions of U.S. dollars. We anticipate that new cases will continue to be filed. The FCTC encourages litigation against tobacco product manufacturers. It is possible that our consolidated results of operations, cash flows or financial position could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. See Item 3. Legal Proceedings ("Item 3") and Item 8, Note 21. Contingencies for a discussion of pending litigation.

• We face intense competition, and our failure to compete effectively could have a material adverse effect on our profitability and results of operations.
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

• Because we have operations in numerous countries, our results may be influenced by economic, regulatory and political developments, natural disasters or conflicts.
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
There is an increasing number of conflicts, including in the Middle East and Ukraine. Political uncertainty, including potential effects from current or future economic sanctions by the U.S. or other governments, could lead to significant disruptions to our business.
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

• We may be unable to anticipate changes in consumer preferences or to respond to consumer behavior influenced by economic downturns.
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

• We lose revenues as a result of counterfeiting, contraband, cross-border purchases and non-tax-paid volume produced by local manufacturers.
Large quantities of counterfeit cigarettes are sold in the international market. We believe that Marlboro is the most heavily counterfeited international cigarette brand, although we cannot quantify the revenues we lose as a result of this activity. In addition, our revenues are reduced by contraband, legal cross-border purchases and non-tax-paid volume produced by local manufacturers.

• From time to time, we are subject to governmental investigations on a range of matters.
Investigations include allegations of contraband shipments of cigarettes, allegations of unlawful pricing activities within certain markets, allegations of underpayment of customs duties and/or excise taxes, allegations of false and misleading usage of descriptors and allegations of unlawful advertising. We cannot predict the outcome of those investigations or whether additional investigations may be commenced, and it is possible that our business could be materially affected by an unfavorable outcome of pending or future investigations. See Management's Discussion and Analysis of Financial Condition and Results of Operations-Operating Results by Business Segment-Business Environment-Governmental Investigations for a description of certain governmental investigations to which we are subject.

• We may be unsuccessful in our attempts to produce Reduced-Risk Products, and regulators may not permit reduced exposure or risk claims.

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

• Our reported results could be adversely affected by unfavorable currency exchange rates, and currency devaluations could impair our competitiveness.
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

• The repatriation of our foreign earnings, changes in the earnings mix, and changes in U.S. tax laws may increase our effective tax rate. Our ability to receive payments from foreign subsidiaries or to repatriate royalties and dividends could be restricted by local country currency exchange controls.
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

• Our ability to grow may be limited by our inability to introduce new products, enter new markets or to improve our margins through higher pricing and improvements in our brand and geographic mix.
Our profitability may suffer if we are unable to introduce new products or enter new markets successfully, to raise prices or maintain an acceptable proportion of our sales of higher margin products and sales in higher margin geographies.

• We may be unable to expand our brand portfolio through successful acquisitions or the development of strategic business relationships.
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

• Government mandated prices, production control programs, shifts in crops driven by economic conditions and the impact of climate change may increase the cost or reduce the quality of the tobacco and other agricultural products used to manufacture our products.
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

• Our ability to implement our strategy of attracting and retaining the best global talent may be impaired by the decreasing social acceptance of cigarette smoking.
The tobacco industry competes for talent with consumer products and other companies that enjoy greater societal acceptance. As a result, we may be unable to attract and retain the best global talent.

• The failure of our information systems to function as intended or their penetration by outside parties with the intent to corrupt them could result in business disruption, litigation and regulatory action, and loss of revenue, assets or personal or other sensitive data.
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

• We may be required to replace third-party contract manufacturers or service providers with our own resources.

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

None.

Item 2. Properties.

At December 31, 2014, we operated and owned 50 manufacturing facilities and maintained contract manufacturing relationships with 23 third-party manufacturers across 23 markets. In addition, we work with 38 third-party operators in Indonesia who manufacture our hand-rolled cigarettes.

PMI-Owned Manufacturing Facilities

	EU	EEMA	Asia	Latin America & Canada	TOTAL
Fully integrated	8	9	9	8	34
Make-pack	—	—	2	2	4
Other	4	1	3	4	12
Total	12	10	14	14	50

In 2014, 25 of our facilities each manufactured over 10 billion cigarettes, of which six facilities each produced over 30 billion units. Our largest factories are in St. Petersburg and Krasnodar (Russia), Marikina and Batangas (Philippines), Izmir (Turkey), Berlin (Germany),

Krakow (Poland), Sukorejo and Karawang (Indonesia), Merlo (Argentina), Kharkiv (Ukraine), and Guadalajara (Mexico). Our smallest factories are mostly in Latin America and Asia, where due to tariff and other constraints we have established small manufacturing units in individual markets, several of which are make-pack operations. We will continue to optimize our manufacturing base, taking into consideration the evolution of trade blocks.

The plants and properties owned or leased and operated by our subsidiaries are maintained in good condition and are believed to be suitable and adequate for our present needs.

In 2012, we announced that we are working on all aspects that will lead to the commercialization of RRPs in the 2016 to 2017 period. On January 10, 2014, we announced an investment of up to €500 million to develop our first manufacturing facility in the European Union and an associated pilot plant near Bologna, Italy, to produce RRPs. On October 10, 2014, the pilot plant officially opened for production. Once fully operational by 2016, the factory and pilot plant combined annual production capacity is expected to reach up to 30 billion units.

Item 3.	Legal Proceedings.

Tobacco-Related Litigation

Legal proceedings covering a wide range of matters are pending or threatened against us, and/or our subsidiaries, and/or our indemnitees in various jurisdictions. Our indemnitees include distributors, licensees and others that have been named as parties in certain cases and that we have agreed to defend, as well as to pay costs and some or all of judgments, if any, that may be entered against them. Pursuant to the terms of the Distribution Agreement between Altria and PMI, PMI will indemnify Altria and Philip Morris USA Inc. ("PM USA"), a U.S. tobacco subsidiary of Altria, for tobacco product claims based in substantial part on products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for tobacco product claims based in substantial part on products manufactured by PM USA, excluding tobacco products contract manufactured for PMI.

It is possible that there could be adverse developments in pending cases against us and our subsidiaries. An unfavorable outcome or settlement of pending tobacco-related litigation could encourage the commencement of additional litigation.

Damages claimed in some of the tobacco-related litigation are significant and, in certain cases in Brazil, Canada and Nigeria, range into the billions of U.S. dollars. The variability in pleadings in multiple jurisdictions, together with the actual experience of management in litigating claims, demonstrate that the monetary relief that may be specified in a lawsuit bears little relevance to the ultimate outcome. Much of the tobacco-related litigation is in its early stages, and litigation is subject to uncertainty. However, as discussed below, we have to date been largely successful in defending tobacco-related litigation.

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

The table below lists the number of tobacco-related cases pending against us and/or our subsidiaries or indemnitees as of February 15, 2015, December 31, 2013 and December 31, 2012:

Type of Case	Number of Cases Pending as of February 15, 2015	Number of Cases Pending as of December 31, 2013	Number of Cases Pending as of December 31, 2012
Individual Smoking and Health Cases	62	62	76
Smoking and Health Class Actions	11	11	11
Health Care Cost Recovery Actions	16	15	15
Lights Class Actions	-	1	2
Individual Lights Cases	2	2	7
Public Civil Actions	2	3	4
Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 433 Smoking and Health, Lights, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Ten cases have had decisions in favor of plaintiffs. Nine of these cases have subsequently reached final resolution in our favor and one remains on appeal.

The table below lists the verdicts and post-trial developments in the following cases where verdicts were returned in favor of plaintiffs:

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
September 2009	Brazil/Bernhardt	Individual Smoking and Health	The Civil Court of Rio de Janeiro found for plaintiff and ordered Philip Morris Brasil to pay R$13,000 (approximately $4,950) in “moral damages.”
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
In March 2011, the Court of Appeals affirmed the trial court's decision and denied Philip Morris Brasil's appeal. The Court of Appeals increased the amount of damages awarded to the plaintiff to R$100,000 (approximately $38,050). Philip Morris Brasil appealed. In December 2014, the Superior Court of Justice granted PMB's appeal reversing the lower court's judgment and dismissing plaintiff's claim. Plaintiff failed to appeal. The case is now terminated, and we will no longer report it.

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
February 2004	Brazil/The Smoker Health Defense Association	Class Action
The Civil Court of São Paulo found defendants liable without hearing evidence. The court did not assess actual damages, which were to be assessed in a second phase of the case. The size of the class was not defined in the ruling.

In April 2004, the court clarified its ruling, awarding “moral damages” of R$1,000 (approximately $380) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class was not estimated. Defendants appealed to the São Paulo Court of Appeals, which annulled the ruling in November 2008, finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In May 2011, the trial court dismissed the claim. Plaintiff has appealed. In addition, the defendants filed a constitutional appeal to the Federal Supreme Tribunal on the basis that the plaintiff did not have standing to bring the lawsuit. This appeal is still pending.

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

As of February 15, 2015, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•
62 cases brought by individual plaintiffs in Argentina (23), Brazil (23), Canada (2), Chile (7), Costa Rica (2), Greece (1), Italy (2), the Philippines (1) and Scotland (1), compared with 62 such cases on December 31, 2013, and 76 cases on December 31, 2012; and

•	11 cases brought on behalf of classes of individual plaintiffs in Brazil (2) and Canada (9), compared with 11 such cases on December 31, 2013 and December 31, 2012.

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

In the first class action pending in Canada, Cecilia Letourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, our subsidiary and other Canadian manufacturers are defendants. The plaintiff, an individual smoker, is seeking compensatory and punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005. In February 2011, the trial court ruled that the federal government would remain as a third party in the case. In November 2012, the Court of Appeals dismissed defendants' third-party claims against the federal government. Trial began in March 2012 and concluded in December 2014. The parties now await the judgment. There is no fixed time period by which the trial court must issue its decision.

In the second class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, our subsidiary and other Canadian manufacturers are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, are seeking compensatory and punitive damages for each member of the class who allegedly suffers from certain smoking-related diseases. The class was certified in 2005. In February 2011, the trial court ruled that the federal government would remain as a third party in the case. In November 2012, the Court of Appeals dismissed defendants' third-party claims against the federal government. Trial began in March 2012 and concluded in December 2014. The parties now await the judgment. There is no fixed time period by which the trial court must issue its decision.

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

In the seventh class action pending in Canada, McDermid v. Imperial Tobacco Canada Limited, et al., Supreme Court, British Columbia, Canada, filed June 25, 2010, we, our subsidiaries, and our indemnitees (PM USA and Altria), and other members of the industry are defendants. The plaintiff, an individual smoker, alleges his own addiction to tobacco products and heart disease resulting from the use of tobacco products. He is seeking compensatory and punitive damages on behalf of a proposed class comprised of all smokers who were alive on June 12, 2007, and who suffered from heart disease allegedly caused by smoking, their estates, dependents and family members, plus disgorgement of revenues earned by the defendants from January 1, 1954, to the date the claim was filed.

In the eighth class action pending in Canada, Bourassa v. Imperial Tobacco Canada Limited, et al., Supreme Court, British Columbia, Canada, filed June 25, 2010, we, our subsidiaries, and our indemnitees (PM USA and Altria), and other members of the industry are defendants. The plaintiff, the heir to a deceased smoker, alleges that the decedent was addicted to tobacco products and suffered from emphysema resulting from the use of tobacco products. She is seeking compensatory and punitive damages on behalf of a proposed class comprised of all smokers who were alive on June 12, 2007, and who suffered from chronic respiratory diseases allegedly caused by smoking, their estates, dependents and family members, plus disgorgement of revenues earned by the defendants from January 1, 1954, to the date the claim was filed. In December 2014, the plaintiff filed an amended statement of claim.

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

As of February 15, 2015, there were 16 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Canada (10), Korea (1) and Nigeria (5), compared with 15 such cases on December 31, 2013 and December 31, 2012.

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

In the fifth health care cost recovery case filed in Canada, Attorney General of Quebec v. Imperial Tobacco Limited, et al., Superior Court of Quebec, Canada, filed June 8, 2012, we, our subsidiary, our indemnitee (PM USA), and other members of the industry are defendants. The claim was filed by the government of the province of Quebec based on legislation enacted in the province that is similar to the laws enacted in several other Canadian provinces. The legislation authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” In December 2014, defendants began filing their statements of defense.

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

In the seventh health care cost recovery case filed in Canada, Her Majesty the Queen in Right of the Province of Manitoba v. Rothmans, Benson & Hedges, Inc., et al., The Queen's Bench, Winnipeg Judicial Centre, Canada, filed May 31, 2012, we, our subsidiaries, our indemnitees (PM USA and Altria), and other members of the industry are defendants. The claim was filed by the government of the province of Manitoba based on legislation enacted in the province that is similar to the laws enacted in several other Canadian provinces. The legislation authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” In September 2014, defendants filed their statements of defense. Discovery is scheduled to begin in 2017.

In the eighth health care cost recovery case filed in Canada, The Government of Saskatchewan v. Rothmans, Benson & Hedges Inc., et al., Queen's Bench, Judicial Centre of Saskatchewan, Canada, filed June 8, 2012, we, our subsidiaries, our indemnitees (PM USA and Altria), and other members of the industry are defendants. The claim was filed by the government of the province of Saskatchewan based on legislation enacted in the province that is similar to the laws enacted in several other Canadian provinces. The legislation authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” Defendants will file their defenses in 2015, and discovery is scheduled to begin in 2017.

In the ninth health care cost recovery case filed in Canada, Her Majesty the Queen in Right of the Province of Prince Edward Island v. Rothmans, Benson & Hedges Inc., et al., Supreme Court of Prince Edward Island (General Section), Canada, filed September 10, 2012, we, our subsidiaries, our indemnitees (PM USA and Altria), and other members of the industry are defendants. The claim was filed by the government of the province of Prince Edward Island based on legislation enacted in the province that is similar to the laws enacted in several other Canadian provinces. The legislation authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” Defendants will file their defenses in 2015, and discovery is scheduled to begin in 2017.

In the tenth health care cost recovery case filed in Canada, Her Majesty the Queen in Right of the Province of Nova Scotia v. Rothmans, Benson & Hedges Inc., et al., Supreme Court of Nova Scotia, Canada, filed January 2, 2015, we, our subsidiaries, our indemnitees (PM USA and Altria), and other members of the industry are defendants. The claim was filed by the government of the province of Nova Scotia based on legislation enacted in the province that is similar to the laws enacted in several other Canadian provinces. The legislation authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” In January 2015, we, our subsidiaries, and our indemnitees were served with the Statement of Claim. Preliminary motions and defenses will be filed in 2015, and discovery is scheduled to begin in 2017.

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

As of February 15, 2015, there were 2 lights cases brought by individual plaintiffs pending against our subsidiaries or indemnitees in Chile (1) and Italy (1), compared with 2 such cases on December 31, 2013, and 7 such cases on December 31, 2012.

In the class action previously pending in Israel, El-Roy, et al. v. Philip Morris Incorporated, et al., District Court of Tel-Aviv/Jaffa, Israel, filed January 18, 2004, our subsidiary and our indemnitees (PM USA and our former importer) were defendants. The plaintiffs filed a purported class action claiming that the class members were misled by the descriptor “lights” into believing that lights cigarettes are safer than full flavor cigarettes. The claim sought recovery of the purchase price of lights cigarettes and compensation for distress for each class member. In November 2012, the court denied class certification and dismissed the individual claims. Plaintiffs appealed to the Supreme Court. On November 17, 2014, plaintiffs withdrew their appeal at the request of the Supreme Court. The case is now terminated, and we will no longer report it.

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

As of February 15, 2015, there were 2 public civil actions pending against our subsidiaries in Argentina (1) and Venezuela (1), compared with 3 such cases on December 31, 2013, and 4 such cases on December 31, 2012.

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

The principal stock exchange on which our common stock (no par value) is listed is the New York Stock Exchange. At January 30, 2015, there were approximately 68,300 holders of record of our common stock.

Our common stock is also listed on the NYSE Euronext in Paris and the SIX Swiss Exchange.

Performance Graph

The graph below compares the cumulative total shareholder return on PMI's common stock with the cumulative total return for the same period of PMI's Compensation Survey Group and the S&P 500 Index. The graph assumes the investment of $100 as of December 31, 2009, in PMI common stock (at prices quoted on the New York Stock Exchange) and each of the indices as of the market close and reinvestment of dividends on a quarterly basis.

Date	PMI	PMI Compensation Survey Group (1,2)	S&P 500 Index
December 31, 2009	$100.00	$100.00	$100.00
December 31, 2010	$127.20	$108.20	$115.10
December 31, 2011	$177.80	$123.30	$117.50
December 31, 2012	$196.70	$138.30	$136.30
December 31, 2013	$213.40	$176.90	$180.40
December 31, 2014	$208.90	$184.00	$205.10

(1) The PMI Compensation Survey Group consists of the following companies with substantial global sales that are direct competitors; or have similar market capitalization; or are primarily focused on consumer products (excluding high technology and financial services); and are companies for which comparative executive compensation data are readily available: Bayer AG, British American Tobacco p.l.c., The Coca-Cola Company, Diageo plc, GlaxoSmithKline, Heineken N.V., Imperial Tobacco Group PLC, Johnson & Johnson, McDonald's Corp., Mondelēz International, Inc., Nestlé S.A., Novartis AG, PepsiCo, Inc., Pfizer Inc., Roche Holding AG, Unilever NV and PLC and Vodafone Group Plc.
(2) On October 1, 2012, Mondelēz International, Inc. (NASDAQ: MDLZ), formerly Kraft Foods Inc., announced that it had completed the spin-off of its North American grocery business, Kraft Foods Group, Inc. (NASDAQ: KRFT). Mondelēz International, Inc. was retained in the PMI Compensation Survey Group index because of its global footprint. The PMI Compensation Survey Group index total cumulative return calculation weights Mondelēz International, Inc.'s total shareholder return at 65% of historical Kraft Foods Inc.'s market capitalization on December 31, 2009, based on Mondelēz International, Inc.'s initial market capitalization relative to the combined market capitalization of Mondelēz International, Inc. and Kraft Foods Group, Inc. on October 2, 2012.
Note: Figures are rounded to the nearest $0.10.

Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2014

Our share repurchase activity for each of the three months in the quarter ended December 31, 2014, was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2014 – October 31, 2014 (1)	2,527,675	$86.26	137,855,652	$5,929,019,556
November 1, 2014 – November 30, 2014 (1)	3,028,600	$87.51	140,884,252	$5,663,982,894
December 1, 2014 – December 31, 2014 (1)	3,759,144	$84.31	144,643,396	$5,347,045,761
Pursuant to Publicly Announced Plans or Programs	9,315,419	$85.88
October 1, 2014 – October 31, 2014 (3)	5,566	$82.90
November 1, 2014 – November 30, 2014 (3)	1,426	$88.14
December 1, 2014 – December 31, 2014 (3)	258,942	$82.14
For the Quarter Ended December 31, 2014	9,581,353	$85.78

(1)
On June 13, 2012, our Board of Directors authorized a new share repurchase program of $18 billion over three years. The new program commenced on August 1, 2012, after the completion of the three-year $12 billion program in July 2012. These share repurchases have been made pursuant to the $18 billion program. On February 5, 2015, we announced that we do not plan any share repurchases in 2015. We will revisit the potential for such repurchases as the year unfolds, depending on the currency environment.

(2)	Aggregate number of shares repurchased under the above-mentioned share repurchase program as of the end of the period presented.

(3)	Shares repurchased represent shares tendered to us by employees who vested in deferred stock awards and used shares to pay all, or a portion of, the related taxes.

The other information called for by this Item is included in Item 8, Note 25. Quarterly Financial Data (Unaudited) to the consolidated financial statements.

Item 6.     Selected Financial Data

(in millions of dollars, except per share data)

	2014	2013	2012	2011	2010
Summary of Operations:
Net revenues	$80,106	$80,029	$77,393	$76,346	$67,713
Cost of sales	10,436	10,410	10,373	10,678	9,713
Excise taxes on products	50,339	48,812	46,016	45,249	40,505
Gross profit	19,331	20,807	21,004	20,419	17,495
Operating income	11,702	13,515	13,863	13,342	11,208
Interest expense, net	1,052	973	859	800	876
Earnings before income taxes	10,650	12,542	13,004	12,542	10,332
Pre-tax profit margin	13.3%	15.7%	16.8%	16.4%	15.3%
Provision for income taxes	3,097	3,670	3,833	3,653	2,826
Net earnings	7,658	8,850	9,154	8,879	7,498
Net earnings attributable to noncontrolling interests	165	274	354	288	239
Net earnings attributable to PMI	7,493	8,576	8,800	8,591	7,259
Basic earnings per share	4.76	5.26	5.17	4.85	3.93
Diluted earnings per share	4.76	5.26	5.17	4.85	3.92
Dividends declared per share	3.88	3.58	3.24	2.82	2.44
Capital expenditures	1,153	1,200	1,056	897	713
Depreciation and amortization	889	882	898	993	932
Property, plant and equipment, net	6,071	6,755	6,645	6,250	6,499
Inventories	8,592	9,846	8,949	8,120	8,317
Total assets	35,187	38,168	37,670	35,488	35,050
Long-term debt	26,929	24,023	17,639	14,828	13,370
Total debt	29,455	27,678	22,839	18,545	16,502
Stockholders' (deficit) equity	(11,203)	(6,274)	(3,154)	551	3,933
Common dividends declared as a % of Diluted EPS	81.5%	68.1%	62.7%	58.1%	62.2%
Market price per common share — high/low	91.63-75.28	96.73-82.86	94.13-72.85	79.42-55.85	60.87-42.94
Closing price of common share at year end	81.45	87.13	83.64	78.48	58.53
Price/earnings ratio at year end — Diluted	17	17	16	16	15
Number of common shares outstanding at year end (millions)	1,547	1,589	1,654	1,726	1,802
Number of employees	82,500	91,100	87,100	78,100	78,300

This Selected Financial Data should be read in conjunction with Item 7 and Item 8.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the other sections of this Annual Report on Form 10-K, including the consolidated financial statements and related notes contained in Item 8, and the discussion of risks and cautionary factors that may affect future results in Item 1A. Risk Factors.

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

Executive Summary

The following executive summary provides significant highlights from the Discussion and Analysis that follows.

•	Consolidated Operating Results – The changes in our reported diluted earnings per share (“diluted EPS”) for the year ended December 31, 2014, from the comparable 2013 amounts, were as follows:

	Diluted EPS	% Growth
For the year ended December 31, 2013	$5.26

2013 Asset impairment and exit costs	0.12
2013 Tax items	0.02
Subtotal of 2013 items	0.14

2014 Asset impairment and exit costs	(0.26)
2014 Tax items	—
Subtotal of 2014 items	(0.26)

Currency	(0.80)
Interest	(0.04)
Change in tax rate	0.02
Impact of lower shares outstanding and share-based payments	0.18
Operations	0.26
For the year ended December 31, 2014	$4.76	(9.5)%

See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

•
Asset Impairment and Exit Costs – During 2014, we recorded pre-tax asset impairment and exit costs of $535 million ($409 million after tax or $0.26 per share) primarily related to the factory closures in the Netherlands, Australia and Canada and the restructuring of the U.S. leaf purchasing model. During 2013, we recorded pre-tax asset impairment and exit costs of $309 million ($202 million after tax and noncontrolling interests, or $0.12 per share) related to the termination of distribution agreements in the Eastern Europe, Middle East & Africa and Asia segments, as well as the restructuring of our global and regional functions based in Switzerland and Australia.

On April 4, 2014, we announced the initiation by our affiliate, Philip Morris Holland B.V. ("PMH"), of consultations with employee representatives on a proposal to discontinue cigarette production at its factory located in Bergen op Zoom, the Netherlands. PMH reached an agreement with the trade unions and their members on a social plan, and ceased cigarette production on September 1, 2014. PMI expects to incur a total pre-tax charge of approximately $547 million for the total program. During 2014, we recorded pre-tax asset impairment and exist costs of $489 million. For further details, see the Asset Impairment and Exit Costs section of the following Discussion and Analysis.

•
Income Taxes - Our effective income tax rate for 2014 decreased by 0.2 percentage points to 29.1%. The effective tax rate for 2014 was unfavorably impacted by the above asset impairment and exit costs related to the factory closures. The 2013 effective tax rate was unfavorably impacted by the additional expense associated with the enactment of the American Taxpayer Relief Act of 2012 ($17 million) and the enactment of tax law changes in Mexico ($14 million), which decreased our diluted EPS by $0.02 per share in 2013. Excluding the impact of these items, the change in tax rate that increased our diluted EPS by $0.02 per share in 2014 was primarily due to earnings mix by taxing jurisdiction and repatriation cost differences.

•
Currency – The unfavorable currency impact during 2014 was due primarily to the Argentine peso, Australian dollar, Canadian dollar, Euro, Indonesian rupiah, Japanese yen, Kazakhstan tenge, Russian ruble, Turkish lira and the Ukraine hryvnia.

•	Interest – The unfavorable impact of interest was due primarily to higher average debt levels, partially offset by lower average interest rates on debt.

•	Lower Shares Outstanding and Share-Based Payments – The favorable diluted EPS impact was due to the repurchase of our common stock pursuant to our share repurchase program.

•	Operations – The increase in diluted EPS of $0.26 from our operations in the table above was due to the following segments:

•
EEMA: Higher pricing and higher equity income in unconsolidated subsidiaries derived from our investments in North Africa and Russia, partially offset by higher manufacturing costs, unfavorable volume/mix and higher marketing, administration and research costs; and

•	Latin America & Canada: Higher pricing, partially offset by higher marketing, administration and research costs, unfavorable volume/mix and higher manufacturing costs; partially offset by:

•	European Union: Higher marketing, administration and research costs, higher manufacturing costs and unfavorable volume/mix, partially offset by higher pricing; and

•	Asia: Unfavorable volume/mix and higher manufacturing costs, partially offset by higher pricing.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

• 2015 Forecasted Results – On February 5, 2015, we announced our forecast for 2015 full-year reported diluted EPS to be in a range of $4.27 to $4.37, at prevailing exchange rates at that time, versus $4.76 in 2014. Excluding an unfavorable currency impact, at then-prevailing rates, of approximately $1.15 per share for the full-year 2015, the reported diluted earnings per share range represents an increase of 8% to 10% versus adjusted diluted earnings per share of $5.02 in 2014. This forecast includes incremental spending versus 2014 for our Reduced-Risk Product, iQOS. The spending, which is skewed towards the second half of the year, will support our plans for national expansion in Japan and Italy, as well as pilot or national launches in additional markets, later in 2015. This forecast does not include any share repurchases in 2015. The company will revisit the potential for repurchases as the year unfolds, depending on the currency environment.

We calculated 2014 adjusted diluted EPS as reported diluted EPS of $4.76, plus the $0.26 per share charge related to asset impairment and exit costs.

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

This 2015 guidance excludes the impact of future acquisitions, unanticipated asset impairment and exit cost charges, future changes in currency exchange rates and any unusual events. The factors described in Item 1A. Risk Factors represent continuing risks to this forecast.

Discussion and Analysis

Critical Accounting Policies and Estimates

Item 8, Note 2. Summary of Significant Accounting Policies to our consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. In most instances, we must use a particular accounting policy or method because it is the only one that is permitted under U.S. GAAP.

The preparation of financial statements requires that we use estimates and assumptions that affect the reported amounts of our assets, liabilities, net revenues and expenses, as well as our disclosure of contingencies. If actual amounts differ from previous estimates, we include the revisions in our consolidated results of operations in the period during which we know the actual amounts. Historically, aggregate differences, if any, between our estimates and actual amounts in any year have not had a significant impact on our consolidated financial statements.

The selection and disclosure of our critical accounting policies and estimates have been discussed with our Audit Committee. The following is a discussion of the more significant assumptions, estimates, accounting policies and methods used in the preparation of our consolidated financial statements:

• Revenue Recognition – As required by U.S. GAAP, we recognize revenues, net of sales and promotion incentives. Our net revenues include excise taxes and shipping and handling charges billed to our customers. Our net revenues are recognized upon shipment or delivery of goods when title and risk of loss pass to our customers. We record shipping and handling costs paid to third parties as part of cost of sales.

• Goodwill and Non-Amortizable Intangible Assets Valuation – We test goodwill and non-amortizable intangible assets annually for impairment or more frequently if events occur that would warrant such review. We perform our annual impairment analysis in the first quarter of each year. The impairment analysis involves comparing the fair value of each reporting unit or non-amortizable intangible asset to the carrying value. If the carrying value exceeds the fair value, goodwill or a non-amortizable intangible asset is considered impaired. To determine the fair value of goodwill, we primarily use a discounted cash flow model, supported by the market approach using earnings multiples of comparable companies. To determine the fair value of non-amortizable intangible assets, we primarily use a discounted cash flow model applying the relief-from-royalty method. These discounted cash flow models include management assumptions relevant for forecasting operating cash flows, which are subject to changes in business conditions, such as volumes and prices, costs to produce, discount rates and estimated capital needs. Management considers historical experience and all available information at the time the fair values are estimated, and we believe these assumptions are consistent with the assumptions a hypothetical marketplace participant would use. We concluded that the fair value of our reporting units and non-amortizable intangible assets exceeded the carrying value, and any reasonable movement in the assumptions would not result in an impairment. Since the March 28, 2008, spin-off from Altria Group, Inc. ("Altria"), we have not recorded a charge to earnings for an impairment of goodwill or non-amortizable intangible assets.

• Marketing and Advertising Costs – As required by U.S. GAAP, we record marketing costs as an expense in the year to which costs relate. We do not defer amounts on our balance sheet. We expense advertising costs during the year in which the costs are incurred. We record trade promotion costs as a reduction of revenues during the year in which these programs are offered, relying on estimates of utilization and redemption rates that have been developed from historical information. Such programs include, but are not limited to, discounts, rebates, in-store display incentives and volume-based incentives. For interim reporting purposes, advertising and certain consumer incentives are charged to earnings based on estimated sales and related expenses for the full year.

• Employee Benefit Plans – As discussed in Item 8, Note 13. Benefit Plans to our consolidated financial statements, we provide a range of benefits to our employees and retired employees, including pensions, postretirement health care and postemployment benefits (primarily severance). We record annual amounts relating to these plans based on calculations specified by U.S. GAAP. These calculations include various actuarial assumptions, such as discount rates, assumed rates of return on plan assets, compensation increases and turnover rates. We review actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. As permitted by U.S. GAAP, any effect of the modifications is generally amortized over future periods. We believe that the assumptions utilized in calculating our obligations under these plans are reasonable based upon advice from our actuaries.

At December 31, 2014, our discount rate was 3.95% for our U.S. pension plans and 4.10% for our U.S. postretirement plans. These rates were 85 basis points lower than our 2013 discount rate of 4.80% for U.S. pension plans, and 4.95% for U.S. postretirement plans. Our weighted-average discount rate assumption for our non-U.S. pension plans decreased to 1.92%, from 3.09% at December 31, 2013. Our weighted-average discount rate assumption for our non-U.S. postretirement plans was 4.28% at December 31, 2014, and 5.07% at December 31, 2013. We anticipate that assumption changes, coupled with increased amortization of deferred losses, will increase 2015 pre-tax U.S. and non-U.S. pension and postretirement expense to approximately $246 million as compared with approximately $207 million in 2014, excluding amounts related to early retirement programs. A fifty-basis-point decrease in our discount rate would increase our 2015 pension and postretirement expense by approximately $55 million, and a fifty-basis-point increase in our discount rate would decrease our 2015 pension and postretirement expense by approximately $45 million. Similarly, a fifty-basis-point decrease (increase) in the expected return on plan assets would increase (decrease) our 2015 pension expense by approximately $30 million.

See Item 8, Note 13. Benefit Plans to our consolidated financial statements for a sensitivity discussion of the assumed health care cost trend rates.

• Income Taxes – Income tax provisions for jurisdictions outside the United States, as well as state and local income tax provisions, are determined on a separate company basis, and the related assets and liabilities are recorded in our consolidated balance sheets.

The extent of our operations involves dealing with uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits. In accordance with the authoritative guidance for income taxes, we evaluate potential tax exposures and record tax liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be due. We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary.

The effective tax rates used for interim reporting are based on our full-year geographic earnings mix projections and cash repatriation plans. Changes in currency exchange rates, earnings mix by taxing jurisdiction or in cash repatriation plans could have an impact on the effective tax rates, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

At December 31, 2014, applicable United States federal income taxes and foreign withholding taxes have not been provided on approximately $23 billion of accumulated earnings of foreign subsidiaries that are expected to be permanently reinvested. These earnings have been or will be invested to support the growth of our international business. Further, we do not foresee a need to repatriate these earnings to the U.S. since our U.S. cash requirements are supported by: distributions from foreign entities of earnings that have not been designated as permanently reinvested; and existing credit facilities. Repatriation of earnings from foreign subsidiaries for which we have asserted that the earnings are permanently reinvested would result in additional U.S. income and foreign withholding taxes. The determination of the amount of deferred tax related to these earnings is not practicable due to the complexity of the U.S. foreign tax credit regime, as well as differences between earnings determined for book and tax purposes mainly resulting from intercompany transactions, purchase accounting and currency fluctuations.

Prior to the spin-off of PMI by Altria, we were a wholly owned subsidiary of Altria. We participated in a tax-sharing agreement with Altria for U.S. tax liabilities, and our accounts were included with those of Altria for purposes of its U.S. federal income tax return. Under the terms of the agreement, taxes were computed on a separate company basis. To the extent that we generated foreign tax credits, capital losses and other credits that could not be utilized on a separate company basis, but were utilized in Altria’s consolidated U.S. federal income tax return, we would recognize the resulting benefit in the calculation of our provision for income taxes. We made payments to, or were reimbursed by, Altria for the tax effects resulting from our inclusion in Altria’s consolidated United States federal income tax return. On the date of the spin-off of PMI by Altria, we entered into a Tax Sharing Agreement with Altria. The Tax Sharing Agreement generally governs Altria’s and our respective rights, responsibilities and obligations for pre-distribution periods and for potential taxes on the spin-off of PMI by Altria. With respect to any potential tax resulting from the spin-off of PMI by Altria, responsibility for the tax will be allocated to the party that acted (or failed to act) in a manner that resulted in the tax. Beginning March 31, 2008, we were no longer a member of the Altria consolidated tax return group, and we filed our own U.S. federal consolidated income tax return.

For further details, see Item 8, Note 11. Income Taxes to our consolidated financial statements.

• Hedging – As discussed below in “Market Risk,” we use derivative financial instruments principally to reduce exposures to market risks resulting from fluctuations in foreign currency exchange and interest rates by creating offsetting exposures. For derivatives to which we have elected to apply hedge accounting, gains and losses on these derivatives are initially deferred in accumulated other comprehensive losses on the consolidated balance sheet and recognized in the consolidated statement of earnings in the periods when the related hedged transactions are also recognized in operating results. If we had elected not to use the hedge accounting provisions gains (losses) deferred in stockholders’ (deficit) equity would have been recorded in our net earnings for these derivatives.

• Contingencies – As discussed in Item 8, Note 21. Contingencies to our consolidated financial statements, legal proceedings covering a wide range of matters are pending or threatened against us, and/or our subsidiaries, and/or our indemnitees in various jurisdictions. We and our subsidiaries record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. The variability in pleadings in multiple jurisdictions, together with the actual experience of management in litigating claims, demonstrate that the monetary relief that may be specified in a lawsuit bears little relevance to the ultimate outcome. Much of the tobacco-related litigation is in its early stages, and litigation is subject to uncertainty. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, after assessing the information available to it (i) management has not concluded that it is probable that a loss has been incurred in any of the pending tobacco-related cases; (ii) management is unable to estimate the possible loss or range of loss for any of the pending tobacco-related cases; and (iii) accordingly, no estimated loss has been accrued in the consolidated financial statements for unfavorable outcomes in these cases, if any. Legal defense costs are expensed as incurred.

Consolidated Operating Results

Our cigarette volume, net revenues, excise taxes on products and operating companies income by segment were as follows:

(in millions)	2014	2013	2012
Cigarette Volume
European Union	185,197	185,096	197,966
Eastern Europe, Middle East & Africa	287,923	296,462	303,828
Asia	288,128	301,324	326,582
Latin America & Canada	94,706	97,287	98,660
Total cigarette volume	855,954	880,169	927,036

(in millions)	2014	2013	2012
Net Revenues
European Union	$29,058	$28,303	$27,338
Eastern Europe, Middle East & Africa	21,928	20,695	19,272
Asia	19,255	20,987	21,071
Latin America & Canada	9,865	10,044	9,712
Net revenues	$80,106	$80,029	$77,393

(in millions)	2014	2013	2012
Excise Taxes on Products
European Union	$20,219	$19,707	$18,812
Eastern Europe, Middle East & Africa	13,006	11,929	10,940
Asia	10,527	10,486	9,873
Latin America & Canada	6,587	6,690	6,391
Excise taxes on products	$50,339	$48,812	$46,016

(in millions)	2014	2013	2012
Operating Income
Operating companies income:
European Union	$3,727	$4,238	$4,187
Eastern Europe, Middle East & Africa	4,121	3,779	3,726
Asia	3,187	4,622	5,197
Latin America & Canada	1,030	1,134	1,043
Amortization of intangibles	(93)	(93)	(97)
General corporate expenses	(165)	(187)	(210)
Less:
Equity (income)/loss in unconsolidated subsidiaries, net	(105)	22	17
Operating income	$11,702	$13,515	$13,863

As discussed in Item 8, Note 12. Segment Reporting to our consolidated financial statements, we evaluate segment performance and allocate resources based on operating companies income, which we define as operating income, excluding general corporate expenses and amortization of intangibles, plus equity (income)/loss in unconsolidated subsidiaries, net. We believe it is appropriate to disclose this measure to help investors analyze the business performance and trends of our various business segments.

References to total international cigarette market, total cigarette market, total market and market shares throughout this Discussion and Analysis reflect our best estimates based on a number of internal and external sources.

The following events that occurred during 2014, 2013 and 2012 affected the comparability of our statement of earnings amounts:

• Asset Impairment and Exit Costs – For the years ended December 31, 2014, 2013 and 2012, pre-tax asset impairment and exit costs by segment were as follows:

(in millions)	2014	2013	2012
Separation programs:
European Union	$351	$13	—
Eastern Europe, Middle East & Africa	2	14	—
Asia	35	19	13
Latin America & Canada	3	5	29
Total separation programs	391	51	42
Contract termination charges:
Eastern Europe, Middle East & Africa	—	250	—
Asia	—	8	13
Total contract termination charges	—	258	13
Asset impairment charges:
European Union	139	—	5
Eastern Europe, Middle East & Africa	—	—	5
Asia	—	—	13
Latin America & Canada	5	—	5
Total asset impairment charges	144	—	28
Asset impairment and exit costs	$535	$309	$83

For further details, see Item 8, Note 5. Asset Impairment and Exit Costs to our consolidated financial statements.

• Acquisitions and Other Business Arrangements – For further details, see Item 8, Note 6. Acquisitions and Other Business Arrangements to our consolidated financial statements.

2014 compared with 2013

The following discussion compares our consolidated operating results for the year ended December 31, 2014, with the year ended December 31, 2013.

Our cigarette shipment volume of 856.0 billion units decreased by 2.8%, excluding acquisitions, or 24.3 billion units. The decline in our cigarette shipment volume was due primarily to:

•	EEMA, principally Kazakhstan, Russia and Ukraine, partially offset by Algeria and Turkey;

•	Asia, predominantly Japan, reflecting a lower total market, lower market share and the unfavorable impact of an adjustment in distributor inventories, as well as Australia, Indonesia and Pakistan; and

•	Latin America & Canada, principally Canada and Mexico.
The overall declines were partially offset by:

•	the positive impact of market share growth in the European Union, EEMA and Latin America & Canada Regions; and

•	cigarette shipment volume in the European Union, which was slightly positive.

Our market share increased, or was flat in a number of key markets, including Algeria, Argentina, Austria, Canada, France, Germany, Italy, Korea, the Netherlands, the Philippines, Poland, Russia, Saudi Arabia, Spain, Switzerland and the United Kingdom.

Total cigarette shipments of Marlboro of 283.0 billion units decreased by 2.8%, due primarily to declines in: the European Union, notably France, Italy and Poland, partly offset by the Czech Republic and Spain; EEMA, notably in Egypt, Russia and Ukraine, partly offset by Algeria and Saudi Arabia; Asia, due almost entirely to Japan, partly offset by the Philippines; and Latin America & Canada, due predominantly to Mexico. The overall decline was partially offset by the positive impact of market share growth in the European Union and EEMA Regions. Market share of Marlboro in Asia and Latin America & Canada was flat.

Total cigarette shipments of Parliament of 47.2 billion units increased by 5.6%, driven by growth in all Regions and notably in Turkey. Total cigarette shipments of L&M of 94.2 billion units were down by 0.9%, due primarily to EEMA, notably Saudi Arabia and Turkey, partially offset by slightly increased or essentially flat shipments in the three other Regions. Total cigarette shipments of Bond Street of 43.6 billion units decreased by 2.9%, due predominantly to Kazakhstan, Serbia and Ukraine, partially offset by Australia and Russia. Total cigarette shipments of Philip Morris of 31.9 billion units decreased by 8.7%, due almost entirely to Japan, principally reflecting the morphing to Lark, partly offset by growth in the three other Regions. Total cigarette shipments of Chesterfield of 42.1 billion units increased by 22.6%, driven by growth in all Regions and notably in Italy, Poland and Turkey, partly offset by Russia and Ukraine. Total cigarette shipments of Lark of 28.5 billion units decreased by 1.3%, due predominantly to Turkey, partly offset by Japan (including the impact of the morphing of Philip Morris).

Our other tobacco products ("OTP") primarily include tobacco for roll-your-own and make-your-own cigarettes, pipe tobacco, cigars and cigarillos. Total shipment volume of OTP, in cigarette equivalent units, increased by 3.4% to 33.8 billion cigarette equivalent units, mainly due to growth in the fine cut category, notably in Belgium, the Czech Republic, Hungary and Poland, partially offset by France and Germany.

Total shipment volume for cigarettes and OTP, in cigarette equivalent units, was down by 2.5%.

Our net revenues and excise taxes on products were as follows:

(in millions)	2014	2013	Variance	%

Net revenues	$80,106	$80,029	$77	0.1%
Excise taxes on products	50,339	48,812	1,527	3.1%
Net revenues, excluding excise taxes on products	$29,767	$31,217	$(1,450)	(4.6)%

Currency movements decreased net revenues by $5.3 billion and net revenues, excluding excise taxes on products, by $2.1 billion, due primarily to the Argentine peso, Indonesian rupiah, Japanese yen, Russian ruble, Turkish lira and the Ukraine hryvnia, partially offset by the Euro.

Net revenues include $2,017 million in 2014 and $1,876 million in 2013 related to sales of OTP. These net revenue amounts include excise taxes billed to customers. Excluding excises taxes, net revenues for OTP were $753 million in 2014 and $739 million in 2013.

Net revenues, which include excise taxes billed to customers, increased by $77 million (0.1%). Excluding excise taxes, net revenues decreased by $1,450 million (4.6%) to $29.8 billion. This decrease was due to:

•	unfavorable currency ($2.1 billion) and

•	unfavorable volume/mix ($1.3 billion), partly offset by

•	price increases ($1.9 billion) and

•	the impact of acquisitions ($13 million).

Excise taxes on products increased by $1.5 billion (3.1%), due primarily to:

•higher excise taxes resulting from changes in retail prices and tax rates ($5.5 billion), partly offset by
•favorable currency ($3.3 billion) and
•volume/mix ($755 million).

Governments have consistently increased excise taxes in most of the markets in which we operate. As discussed in Business Environment, we expect excise taxes to continue to increase.

Our cost of sales; marketing, administration and research costs; and operating income were as follows:

(in millions)	2014	2013	Variance	%
Cost of sales	$10,436	$10,410	$26	0.2%
Marketing, administration and research costs	7,001	6,890	111	1.6%
Operating income	11,702	13,515	(1,813)	(13.4)%

Cost of sales increased $26 million (0.2%), due to:

•
higher manufacturing costs ($545 million, principally in Egypt, due to the impact of the change to our new business structure; in Indonesia, due to higher distribution and manufacturing costs; investments related to the launch and commercialization of the company's Reduced-Risk Product, iQOS; and ongoing costs related to the factory closure in Australia and the decision to discontinue cigarette production in the Netherlands). For further details on our change in business structure in Egypt, see the Acquisitions and Other Business Arrangements section of this Discussion and Analysis and

•	the impact of acquisitions ($8 million), partially offset by

•	favorable currency ($380 million) and

•	volume/mix ($147 million).

Marketing, administration and research costs increased by $111 million (1.6%), due to:

•	higher expenses ($340 million, primarily higher marketing and selling expenses) and

•	the impact of acquisitions ($15 million), partly offset by

•	favorable currency ($244 million).

Operating income decreased by $1.8 billion (13.4%). This decrease was due primarily to:

•	unfavorable currency ($1.5 billion),

•	unfavorable volume/mix ($1.1 billion),

•	higher manufacturing costs ($545 million),

•	higher marketing, administration and research costs ($340 million) and

•	higher pre-tax charges for asset impairment and exit costs ($226 million, primarily related to the decision to discontinue cigarette production in the Netherlands), partly offset by

•	price increases ($1.9 billion).

Interest expense, net, of $1.1 billion increased $79 million, due primarily to higher average debt levels, partially offset by lower average interest rates on debt.

Our effective tax rate decreased by 0.2 percentage points to 29.1%. The 2014 effective tax rate was unfavorably impacted by the asset impairment and exit costs related to the factory closures. The 2013 effective tax rate was unfavorably impacted by the additional expense associated with the American Taxpayer Relief Act of 2012 ($17 million) and the enactment of tax law changes in Mexico ($14 million). The effective tax rate is based on our full-year earnings mix by taxing jurisdiction and cash repatriation plans. Changes in our cash repatriation plans could have an impact on the effective tax rate, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions. Based upon tax regulations in existence at December 31, 2014, and our cash repatriation plans, we estimate that our 2015 effective tax rate will be approximately 29%.

We are regularly examined by tax authorities around the world, and we are currently under examination in a number of jurisdictions. It is reasonably possible that within the next twelve months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible charge cannot be made at this time.

Equity (income)/loss in unconsolidated subsidiaries, net, of $(105) million increased by $127 million, due primarily to higher earnings from our investments in North Africa and Russia, which are reflected in the Eastern Europe, Middle East & Africa segment.

Net earnings attributable to PMI of $7.5 billion decreased by $1.1 billion (12.6%). This decrease was due primarily to an unfavorable currency impact on operating income and higher interest expense, net. Diluted and basic EPS of $4.76 decreased by 9.5%. Excluding an unfavorable currency impact of $0.80, diluted EPS increased by 5.7%.

2013 compared with 2012

The following discussion compares our consolidated operating results for the year ended December 31, 2013, with the year ended December 31, 2012.

Our cigarette shipment volume of 880.2 billion units decreased by 5.1% or 46.9 billion units, driven by a total industry tax-paid volume decline. The decline in our cigarette shipment volume mainly reflected:

•	in the European Union, the unfavorable impact of excise tax-driven price increases, the weak economic and employment environment, the growth of the OTP category, and the prevalence of e-cigarettes and non-duty paid products;

•	in EEMA, the impact of price increases in Russia and Ukraine, an increase in illicit trade in Russia, Turkey and Ukraine, and a weaker economy in Russia;

•
in Asia, the unfavorable impact of the disruptive January 2013 excise tax increase and a surge in the prevalence of domestic non-duty-paid products in the Philippines, and lower share in Japan and Pakistan, partly offset by Indonesia; and

•	in Latin America & Canada, primarily due to a lower total cigarette market, primarily in Brazil.

Excluding the Philippines, our cigarette shipment volume was down by 2.7%, and our total tobacco volume (including OTP in cigarette equivalent units) was down by 2.4%.

Our market share grew in a number of key markets, including Algeria, Argentina, Belgium, Brazil, Canada, Colombia, Egypt, France, Germany, Greece, Indonesia, Italy, Korea, the Netherlands, Poland, Portugal, Saudi Arabia, Spain, Thailand, Ukraine and the United Kingdom.

Total cigarette shipments of Marlboro of 291.1 billion units decreased by 3.5%, due primarily to declines in: the European Union, notably France, Poland and Spain, partly offset by Italy; EEMA, primarily Romania, Russia, Turkey and Ukraine, largely offset by North Africa; Asia, predominantly Japan and the Philippines, partly offset by Indonesia; and Latin America & Canada, mainly Argentina and Brazil, partly offset by Colombia and Mexico. Excluding the Philippines, total cigarette shipments of Marlboro declined by 1.3%.

Total cigarette shipments of L&M of 95.0 billion units were up by 1.4%, driven notably by Egypt, Russia and Saudi Arabia, partly offset by Turkey. Total cigarette shipments of Bond Street of 44.9 billion units decreased by 4.2%, due primarily to Russia and Ukraine. Total cigarette shipments of Parliament of 44.7 billion units were up by 2.9%, due primarily to Turkey, partly offset by Japan. Total cigarette shipments of Philip Morris of 35.0 billion units decreased by 7.9%, due primarily to Italy and the Philippines, partly offset by Argentina. Total cigarette shipments of Chesterfield of 34.4 billion units were down by 3.2%, due primarily to Russia and Ukraine, partly offset by Germany and Turkey. Total cigarette shipments of Lark of 28.8 billion units decreased by 10.2%, due predominantly to Japan and Turkey.

Total shipment volume of OTP, in cigarette equivalent units, grew by 4.9% to 32.7 billion cigarette equivalent units, primarily reflecting growth in the European Union, notably in Belgium, France, Hungary and Italy.

Total shipment volume for cigarettes and OTP combined was down by 4.7%.

Our net revenues and excise taxes on products were as follows:

(in millions)	2013	2012	Variance	%

Net revenues	$80,029	$77,393	$2,636	3.4%
Excise taxes on products	48,812	46,016	2,796	6.1%
Net revenues, excluding excise taxes on products	$31,217	$31,377	$(160)	(0.5)%

Currency movements decreased net revenues by $1.4 billion and net revenues, excluding excise taxes on products, by $765 million. The $765 million decrease was due primarily to the Argentine peso, Australian dollar, Brazilian real, Indonesian rupiah, Japanese yen, Russian ruble and Turkish lira, partially offset by the Euro and Mexican peso.

Net revenues include $1,876 million in 2013 and $1,709 million in 2012 related to sales of OTP. These net revenue amounts include excise taxes billed to customers. Excluding excises taxes, net revenues for OTP were $739 million in 2013 and $676 million in 2012.

Net revenues, which include excise taxes billed to customers, increased by $2.6 billion (3.4%). Excluding excise taxes, net revenues decreased by $160 million (0.5%) to $31.2 billion. This decrease was due to:

•	unfavorable volume/mix ($1.5 billion) and

•	unfavorable currency ($765 million), partly offset by

•	price increases ($2.1 billion, including gains related to inventory movements, notably in the Philippines).

Excise taxes on products increased by $2.8 billion (6.1%), due to:

•	higher excise taxes resulting from changes in retail prices and tax rates ($5.1 billion), partly offset by

•	volume/mix ($1.6 billion) and

•	favorable currency ($637 million).

Our cost of sales; marketing, administration and research costs; and operating income were as follows:

(in millions)	2013	2012	Variance	%
Cost of sales	$10,410	$10,373	$37	0.4%
Marketing, administration and research costs	6,890	6,961	(71)	(1.0)%
Operating income	13,515	13,863	(348)	(2.5)%

Cost of sales increased $37 million (0.4%), due to:

•	higher manufacturing costs ($398 million, principally in Indonesia), partly offset by

•	volume/mix ($266 million) and

•	favorable currency ($95 million).

Marketing, administration and research costs decreased by $71 million (1.0%), due to:

•	lower expenses ($42 million, primarily lower marketing expenses) and

•	favorable currency ($29 million).

Operating income decreased by $348 million (2.5%). This decrease was due primarily to:

•	unfavorable volume/mix ($1.2 billion),

•	unfavorable currency ($640 million),

•	higher manufacturing costs ($398 million) and

•	higher pre-tax charges for asset impairment and exit costs ($226 million), partly offset by

•	price increases ($2.1 billion) and

•	lower marketing, administration and research costs ($42 million).

Interest expense, net, of $973 million increased $114 million, due primarily to higher average debt levels, partially offset by lower average interest rates on debt.

Our effective tax rate decreased by 0.2 percentage points to 29.3%. The 2013 effective tax rate was unfavorably impacted by the additional expense associated with the American Taxpayer Relief Act of 2012 ($17 million) and the enactment of tax law changes in Mexico ($14 million). The 2012 effective tax rate was unfavorably impacted by an additional income tax provision of $79 million following the conclusion of the IRS examination of Altria's consolidated tax returns for the years 2004-2006, partially offset by a $40 million benefit from a tax accounting method change in Germany.

Net earnings attributable to PMI of $8.6 billion decreased $224 million (2.5%). This decrease was due primarily to an unfavorable currency impact on operating income and higher interest expense, net, partially offset by a lower effective tax rate. Diluted and basic EPS of $5.26 increased by 1.7%. Excluding an unfavorable currency impact of $0.34, diluted EPS increased by 8.3%.

Operating Results by Business Segment

Business Environment
Taxes, Legislation, Regulation and Other Matters Regarding the Manufacture, Marketing, Sale and Use of Tobacco Products
The tobacco industry and our business face a number of challenges that may adversely affect our business, volume, results of operations, cash flows and financial position. These challenges, which are discussed below and in Item 1A. Risk Factors, include:

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

•	illicit trade in cigarettes and other tobacco products, including counterfeit, contraband and so-called "illicit whites";

•	intense competition, including from non-tax paid volume by local manufacturers;

•	pending and threatened litigation as discussed in Item 3 and Item 8, Note 21. Contingencies; and

•	governmental investigations.

•    FCTC: The World Health Organization's (“WHO”) Framework Convention on Tobacco Control (“FCTC”), an international public health treaty with the objective of reducing tobacco use, drives much of the regulation that shapes the business environment in which we operate. The treaty, to which 178 countries and the European Union are Parties, requires Parties to have in place various tobacco control measures and recommends others.

We support many of the regulatory policies required by the FCTC, including measures that strictly prohibit the sale of tobacco products to minors, limit public smoking, require health warnings on tobacco packaging, regulate product content to prevent increased adverse health effects of smoking and establish a regulatory framework for reduced-risk products. We also support the use of tax and price policies to achieve public health objectives, as long as tax increases are not excessive, disruptive or discriminatory and do not result in increased illicit trade.

However, the FCTC governing body, the Conference of the Parties (“CoP”), has adopted non-binding guidelines and policy recommendations to certain articles of the FCTC, some of which we strongly oppose, including extreme measures such as point-of-sale display bans, plain packaging, bans on all forms of communications with adult smokers, ingredient restrictions or bans based on the concepts of palatability or attractiveness and excessive taxation. Among other things, these measures would limit our ability to differentiate our products and disrupt competition, are not based on sound evidence of a public health benefit, are likely to lead to adverse consequences, such as increased illicit trade and, in some cases, result in the expropriation of our trademarks and violate international treaties.

It is not possible to predict whether or to what extent measures recommended in the FCTC guidelines will be implemented. In some instances where these extreme measures have been adopted by national governments, we have commenced legal proceedings challenging them.

•    Excise, Sales and Other Taxes: Excessive and disruptive tax increases and discriminatory tax structures are expected to continue to have an adverse impact on our profitability, due to lower consumption and consumer down-trading from premium to non-premium, discount, other low-price or low-taxed tobacco products, such as fine cut tobacco, and illicit products. In addition, in certain jurisdictions, our products are subject to tax structures that discriminate against premium-price products and manufactured cigarettes. Other jurisdictions have imposed, or are seeking to impose, levies or other taxes on tobacco companies. We oppose such extreme tax measures. We believe that they undermine public health by encouraging consumers to turn to the illicit trade for cheaper tobacco products and ultimately undercut government revenue objectives, disrupt the competitive environment and encourage criminal activity.

•    EU Tobacco Products Directive: In April 2014, the EU adopted the text of a significantly revised EU Tobacco Products Directive that, among other things, provides for:

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

•	a ban on packs of fewer than 20 cigarettes;

•	a ban on some characterizing flavors in tobacco products, with a transition period for menthol expiring in May 2020;

•	tracking and tracing measures requiring tracking at pack level down to retail, which we believe is not feasible and will provide no incremental benefit in the fight against illicit trade; and

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

In June 2014, two of our subsidiaries filed papers in the English High Court seeking judicial review of whether the Directive complies with existing EU Treaties. In November 2014, the English High Court referred the case to the Court of Justice of the European Union (“CJEU”) and requested that the CJEU issue a judgment in advance of May 2016. In July 2014, the government of Poland filed a complaint with the CJEU challenging the validity of various provisions in the Directive that ban menthol cigarettes. It is not possible to predict the outcome of these legal proceedings.

•    Plain Packaging: To date, only Australia has implemented plain packaging. Its regulation, which came into force in December 2012, bans the use of branding, logos and colors on packaging of all tobacco products other than the brand name and variant, which may be printed only in specified locations and in a uniform font. The remainder of the pack is reserved for health warnings and government messages about cessation. The branding of individual cigarettes is also prohibited under this regulation.

In other countries, including Ireland, New Zealand and the U.K., proposals to implement plain packaging are in various stages of the legislative process. Additionally, several countries, including Turkey and Norway, are considering plain packaging, but no legislative proposals have been published. It is not possible to predict whether any of these countries will implement plain packaging.

Australia’s plain packaging legislation triggered three legal challenges. First, major tobacco manufacturers, including our Australian subsidiary, challenged the legislation’s constitutionality in the High Court of Australia. Although the High Court found the legislation constitutional, a majority of the Justices concluded that plain packaging deprives tobacco manufacturers of their property, raising serious questions about the legality of similar proposals in other jurisdictions. Second, our Hong Kong subsidiary has initiated arbitration proceedings against the Australian government pursuant to the Hong Kong-Australia Bilateral Investment Treaty and is seeking substantial compensation for the deprivation of its investments in Australia. Third, several countries have initiated World Trade Organization ("WTO") dispute settlement proceedings against Australia. The ongoing legal challenges may take several years to complete, and it is not possible to predict their outcomes.

We oppose plain packaging because it expropriates our valuable intellectual property by taking away our trademarks and moves the industry much closer to a commodity business where there is no distinction between brands and, therefore, the ability to compete for adult smoker market share is greatly reduced. Data from Australia appear to confirm that with plain packaging, adult smokers down-trade to lower price and lower margin brands and illicit products. According to recent industry-commissioned studies, the implementation of plain packaging in Australia has had no impact on smoking prevalence among adults or youth, while illicit trade has increased, with a significant shift towards branded illicit products (away from unbranded loose tobacco). In the event any particular jurisdiction adopts plain packaging regulation, we will consider all available options, including litigation, to ensure the protection of our intellectual property.

•    Restrictions and Bans on the Use of Ingredients: Currently, the WHO and some others in the public health community recommend restrictions or total bans on the use of some or all ingredients in tobacco products, including menthol. Some regulators have considered and rejected such proposals, while others have proposed and, in a few cases, adopted restrictions or bans. In particular, as mentioned above, the European Union has adopted a ban of characterizing flavors in tobacco products, subject to an exemption until May 2020 for menthol, while sweeping ingredient bans have been adopted only by Canada (with an exemption for menthol) and Brazil.

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

•    Bans on Display of Tobacco Products at Retail: In a few of our markets, governments have banned or propose to ban the display of tobacco products at the point of retail sale. Other countries have rejected display ban proposals. We oppose display bans because they restrict competition by favoring established brands and encourage illicit trade, while not reducing smoking or otherwise benefiting public health. In some markets, our subsidiaries and, in some cases, individual retailers have commenced legal proceedings to overturn display bans.

•    Health Warning Requirements: In most countries, governments require large and often graphic health warnings covering at least 30% of the front and back of cigarette packs (the size mandated by the FCTC). A growing number of countries require warnings covering 50% of the front and back of the pack, and a small number of countries require larger warnings, such as Australia (75% front and 90% back), Mexico (30% front and 100% back), Uruguay (80% front and back) and Canada (75% front and back).

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

•    Other Packaging Restrictions: Some governments have passed, or are seeking to pass, restrictions on packaging and labeling, including standardizing the shape, format and lay-out of packaging, as well as imposing broad restrictions on how the space left for branding and product descriptions can be used. Examples include prohibitions on (1) the use of colors that are alleged to suggest that one brand is less harmful than others, (2) specific descriptive phrases deemed to be misleading, including, for example, “premium,” “full flavor,” “international,” “gold,” “silver,” and “menthol” and (3) in one country, all but one pack variation per brand. We oppose broad packaging restrictions because they unnecessarily limit brand and product differentiation, are anticompetitive, prevent us from providing consumers with information about our products, unduly restrict our intellectual property rights, and violate international trade agreements. In some instances, we have commenced litigation challenging such regulations. It is not possible to predict the outcome of these proceedings.

•    Bans and Restrictions on Advertising, Marketing, Promotions and Sponsorships: For many years, the FCTC has called for, and countries have imposed, partial or total bans on tobacco advertising, marketing, promotions and sponsorships, including bans and restrictions on advertising on radio and television, in print and on the Internet. The FCTC also requires disclosure of expenditures on advertising, promotion and sponsorship where such activities are not prohibited. The FCTC guidelines recommend that governments adopt extreme and sweeping prohibitions, including all forms of communications to adult smokers. Where restrictions on advertising prevent us from communicating directly and effectively with adult smokers, they impede our ability to compete in the market. For this reason and because we believe that the available evidence does not show that marketing restrictions effectively reduce smoking, we oppose complete bans on advertising and communications that do not allow manufacturers to communicate directly and effectively with adult smokers.

•    Restrictions on Product Design: Anti-tobacco organizations and some regulators are calling for the further standardization of tobacco products by requiring, for example, that cigarettes have a certain minimum diameter, which amounts to a ban on slim cigarettes, or requiring the use of standardized filter and cigarette paper designs. We oppose such restrictions because they limit our ability to differentiate our products and because we believe that there is no correlation, let alone a causal link, between product design variations and smoking rates, nor is there any scientific evidence that these restrictions would improve public health.

Reduced cigarette ignition propensity standards are recommended by the FCTC guidelines, have been adopted in several of our markets (e.g., Australia, Canada, South Africa and the EU) and are being considered in several others.

•    Restrictions on Public Smoking: The pace and scope of public smoking restrictions have increased significantly in most of our markets. Many countries around the world have adopted, or are likely to adopt, regulations that restrict or ban smoking in public and/or work places, restaurants, bars and nightclubs. Some public health groups have called for, and some regional governments and municipalities have adopted or proposed, bans on smoking in outdoor places, as well as bans on smoking in cars (typically, when minors are present) and private homes. The FCTC requires Parties to adopt restrictions on public smoking, and the guidelines call for broad bans in all indoor public places but limit their recommendations on private place smoking, such as in cars and private homes, to increased education on the risk of exposure to environmental tobacco smoke.

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

•    Other Regulatory Issues: Some regulators are considering, or in some cases have adopted, regulatory measures designed to reduce the supply of tobacco. These include regulations intended to reduce the number of retailers selling tobacco by, for example, reducing the overall number of tobacco retail licenses available or banning the sale of tobacco within arbitrary distances of certain public facilities. We oppose such measures because they stimulate illicit trade and could arbitrarily deprive business owners and their employees of their livelihood with no indication that such restrictions would improve public health.

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

•    Illicit Trade: The illicit tobacco trade creates a cheap and unregulated supply of tobacco products, undermines efforts to reduce smoking, especially among youth, damages legitimate businesses, stimulates organized crime, increases corruption and reduces government tax revenue. Illicit trade may account for as much as 10% of global cigarette consumption; this includes counterfeit, contraband and the growing problem of "illicit whites," which are unique cigarette brands manufactured predominantly for smuggling. We estimate that illicit trade in the European Union accounted for more than 10% of total cigarette consumption in 2013.

A number of jurisdictions are considering regulatory measures and government action to prevent illicit trade. In November 2012, the FCTC adopted the Protocol to Eliminate Illicit Trade in Tobacco Products (the “Protocol”), which includes supply chain control measures, such as licensing of manufacturers and distributors, enforcement in free trade zones, controls on duty free and Internet sales and the implementation of tracking and tracing technologies. The Protocol, which we support, will come into force once the fortieth country ratifies it, after which countries must implement its measures via national legislation. To date, five countries have ratified the Protocol. It is not possible to predict whether other countries will do so.

Additionally, we and our subsidiaries have entered into cooperation agreements with governments and authorities to support their anti-illicit trade efforts. For example, in 2004, we entered into a 12-year cooperation agreement with the EU and its member states that provides for cooperation with European law enforcement agencies on anti-contraband and on anti-counterfeit efforts. Under the terms of this agreement we make financial contributions of approximately $75 million per year (recorded as an expense in cost of sales when product is shipped) to support these efforts. We are also required to pay the excise taxes, VAT and customs duties on qualifying seizures of up to 450 million genuine PMI products in the EU in a given year, and five times the applicable taxes and duties if seizures exceed this threshold in a given year. To date, our payments for product seizures have been immaterial.

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

•    Reduced-Risk Products: We use the term Reduced-Risk Products (“RRPs”) to refer to products with the potential to reduce individual risk and population harm in comparison to smoking combustible cigarettes. One of our strategic priorities is to develop, assess and commercialize a portfolio of innovative RRPs. Our RRPs are in various stages of development, and we are conducting extensive and rigorous scientific studies to determine whether we can support claims for such products of reduced exposure to harmful and potentially harmful constituents in smoke, and ultimately claims of reduced disease risk, when compared to smoking combustible cigarettes. Before making any such claims, we will need to rigorously evaluate the full set of data from the relevant scientific studies to determine whether they substantiate reduced exposure or risk. Any such claims may also be subject to government review and approval, as is the case in the U.S. today. We draw upon a team of world-class scientists from a broad spectrum of scientific disciplines, and our efforts are guided by the following three key objectives:

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

Four RRP platforms are in various stages of development and commercialization readiness:

•
Platform 1, as discussed below, uses a precisely controlled heating device that we are commercializing under the iQOS brand name, into which a specially designed tobacco product under the Marlboro and HeatSticks brands is inserted to generate an aerosol. Eight clinical trials for Platform 1 were initiated in 2013 including six short-term clinical studies and two three-month studies. The results of those studies will be available in 2015. We initiated a longer term clinical study in December 2014 with the final results anticipated in the fourth quarter of 2016.

•
Platform 2 uses a pressed carbon heat source to generate an aerosol by heating tobacco. The product is currently in the pre-clinical testing phase, and we plan to begin clinical trials as of the second quarter of 2015.

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

•
Platform 4 covers e-vapor products, which are battery powered devices that produce an aerosol by vaporizing a liquid nicotine solution. Our e-vapor products comprise devices using current generation technology, and we are working on developing the next generation of e-vapor technologies to address the challenges presented by the e-vapor products currently on the market, ranging from consumer satisfaction to manufacturing processes and product consistency.

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

In the United States, an established regulatory framework for assessing “Modified Risk Tobacco Products” (“MRTPs”) exists under the jurisdiction of the Food and Drug Administration (“FDA”). We expect that future FDA actions are likely to influence the regulatory approach of other interested governments. Our assessment approach and the studies conducted to date reflect the rigorous evidentiary standards set forth in the FDA’s Draft Guidance for Modified Risk Tobacco Product Applications (2012). We have shared our approach and studies with the FDA’s Center for Tobacco Products. In parallel, we are engaging with regulators in several EU member states, as well as in a number of other countries. We expect to submit a Modified Risk Tobacco Product application for Platform 1 when we believe we have met the evidentiary standards set forth in the Draft Guidance.

As we work to develop evidence to substantiate the risk reduction potential of our products, we will review our ability to make claims of reduced exposure or disease risk based on applicable laws and regulations and, as we are already doing, engage with regulators and share the evidence with them. We are also engaging with the scientific community, sharing our assessment approach and the results we have generated. There can be no assurance that we will succeed in our efforts or that regulators will permit the marketing of our RRPs with substantiated claims of reduced formation, exposure, individual risk or population harm.

We have commercialized the Platform 1 electronic system under the iQOS brand name, for use with specially made tobacco sticks, under the Marlboro and HeatSticks brands. In November 2014, we introduced the iQOS system in pilot city launches in Nagoya, Japan, and in Milan, Italy, and plan to expand nationally in those two countries in 2015. We plan to launch the product in several other markets thereafter. The product is not being marketed with claims of reduced formation, reduced exposure or disease risk pending the outcome of our scientific studies and, where required, governmental review and approval.

In December 2013, we established a strategic framework with Altria Group, Inc. ("Altria") under which Altria will make available its e-vapor products exclusively to us for commercialization outside the United States, and we will make available two of our candidate reduced-risk tobacco products exclusively to Altria for commercialization in the United States. In March 2015, we will launch Solaris, a Platform 4 e-vapor product, in Spain. The agreements also provide for cooperation on the scientific assessment of and for the sharing of improvements to the existing generation of licensed products.

In June 2014, we acquired 100% of Nicocigs Limited, a leading U.K.-based e-vapor company whose principal brand is Nicolites. This acquisition provided PMI with immediate access to, and a significant presence in, the U.K. e-vapor market.

•    Other Legislation, Regulation or Governmental Action: In Argentina, the National Commission for the Defense of Competition issued a resolution in May 2010 in which it found that our affiliate's establishment in 1997 of a system of exclusive zonified distributors (“EZDs”) in Buenos Aires city and region was anticompetitive, despite having issued two prior decisions (in 1997 and 2000) in which it had found the establishment of the EZD system was not anticompetitive. The resolution is not a final decision, and our Argentinean affiliate has opposed the resolution and submitted additional evidence.

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

Acquisitions and Other Business Arrangements

In June 2014, we acquired 100% of Nicocigs Limited, a leading U.K.-based e-vapor company, for the final purchase price of $103 million, net of cash acquired, with additional contingent payments of up to $77 million, primarily relating to performance targets over a three-year period. As of December 31, 2014, the additional contingent payments were projected to be up to $62 million over the remaining two-year period. For additional information, see Item 8, Note 16. Fair Value Measurements to our consolidated financial statements. The effect of this acquisition was not material to our consolidated financial position, results of operations or cash flows in any of the periods presented.

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

In September 2013, Grupo Carso, S.A.B. de C.V. ("Grupo Carso") sold to us its remaining 20% interest in our Mexican tobacco business for $703 million. As a result, we own 100% of the Mexican tobacco business. A director of PMI has an affiliation with Grupo Carso. The final purchase price is subject to a potential adjustment based on the actual performance of the Mexican tobacco business over the three-year period ending two fiscal years after the closing of the purchase. In addition, upon declaration, we agreed to pay a dividend of approximately $38 million to Grupo Carso related to the earnings of the Mexican tobacco business for the nine months ended September 30, 2013. In March 2014, the dividend was declared and paid. The purchase of the remaining 20% interest resulted in a decrease to our additional paid-in capital of $672 million.

See Item 8, Note 6. Acquisitions and Other Business Arrangements to our consolidated financial statements for additional information.

Investments in Unconsolidated Subsidiaries

On September 30, 2013, we acquired a 49% equity interest in United Arab Emirates-based Arab Investors-TA (FZC) (“AITA”) for approximately $625 million. As a result of this transaction, we hold an approximate 25% economic interest in Société des Tabacs Algéro-Emiratie (“STAEM”), an Algerian joint venture which is owned 51% by AITA and 49% by the Algerian state-owned enterprise Société Nationale des Tabacs et Allumettes SpA. STAEM manufactures and distributes under license some of our brands. The initial investment in AITA was recorded at cost and is included in investments in unconsolidated subsidiaries on the consolidated balance sheets.
On December 12, 2013, we acquired from Megapolis Investment BV a 20% equity interest in Megapolis Distribution BV, the holding company of CJSC TK Megapolis ("Megapolis"), our distributor in Russia, for a purchase price of $760 million. An additional payment of up to $100 million, which is contingent on Megapolis's operational performance over the four fiscal years following the closing of the transaction, will also be made by us if the performance criteria are satisfied. We have also agreed to provide Megapolis Investment BV with a $100 million interest-bearing loan. We and Megapolis Investment BV have agreed to set off any future contingent payments owed by us against the future repayments due under the loan agreement. Any loan repayments in excess of the contingent consideration earned by the performance of Megapolis are due to be repaid, in cash, to us on March 31, 2017. At December 31, 2013, we recorded a $100 million asset related to the loan receivable and a discounted liability of $86 million related to the contingent consideration. The initial investment in Megapolis was recorded at cost and is included in investments in unconsolidated subsidiaries on the consolidated balance sheets.
See Item 8, Note 4. Investments in Unconsolidated Subsidiaries to our consolidated financial statements for additional information.

Asset Impairment and Exit Costs

On April 4, 2014, we announced the initiation by our affiliate, Philip Morris Holland B.V. ("PMH"), of consultations with employee representatives on a proposal to discontinue cigarette production at its factory located in Bergen op Zoom, the Netherlands. PMH reached an agreement with the trade unions and their members on a social plan, and ceased cigarette production on September 1, 2014. In total, we expect to incur a total pre-tax charge of approximately $547 million for the program. During 2014, we recorded pre-tax asset impairment and exit costs of $489 million. This amount includes employee separation costs of $343 million, asset impairment costs of $139 million and other separation costs of $7 million. In addition, as part of the total program, up to $58 million of pre-tax implementation costs, primarily related to notice period payments, will be reflected in cost of sales and marketing, administration and research costs on our consolidated statement of earnings. During 2014, $50 million of these pre-tax implementations costs were reflected in our consolidated statements of earnings. Excluding asset impairment costs, substantially all of these charges will result in cash expenditures expected to be paid by the end of 2015.

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

2014 compared with 2013

The following discussion compares operating results within each of our reportable segments for 2014 with 2013.

• European Union. Net revenues, which include excise taxes billed to customers, increased by $755 million (2.7%). Excluding excise taxes, net revenues increased by $243 million (2.8%) to $8.8 billion. This increase was due to:

•	price increases ($127 million),

•	favorable currency ($122 million) and

•	the impact of acquisitions ($11 million), partly offset by

•	unfavorable volume/mix ($17 million).

The net revenues of the European Union segment include $1,644 million in 2014 and $1,524 million in 2013 related to sales of OTP. Excluding excise taxes, OTP net revenues for the European Union segment were $573 million in 2014 and $543 million in 2013.

Operating companies income of $3.7 billion decreased by $511 million (12.1%). This decrease was due primarily to:

•	higher pre-tax charge for asset impairment and exit costs ($477 million, primarily related to the decision to discontinue cigarette production in the Netherlands in 2014),

•	higher marketing, administration and research costs ($99 million),

•	higher manufacturing costs ($50 million) and

•	unfavorable volume/mix ($46 million), partly offset by

•	price increases ($127 million) and

•	favorable currency ($37 million).

The total cigarette market in the European Union of 467.7 billion units decreased by 3.1%, due primarily to the impact of tax-driven price increases and the unfavorable economic and employment environment, partly offset by: the subdued performance of the e-vapor category; less out-switching to fine cut products; a reduction in the consumption of illicit products in several markets; and lower than historical average pricing, mainly in Italy. In 2015, the total cigarette market in the European Union is forecast to decrease by approximately 4%. Our cigarette shipment volume of 185.2 billion units increased by 0.1%, predominantly reflecting improved market share that increased by 1.0 share point to 39.8% . The total OTP market in the European Union of 164.6 billion cigarette equivalent units increased by 1.1%, reflecting a larger total fine cut market, up by 0.9% to 143.1 billion cigarette equivalent units.

While shipment volume of Marlboro of 89.4 billion units decreased by 2.0%, mainly due to a lower total market, market share increased by 0.3 share points to 19.3%, driven notably by the Czech Republic, Germany, Italy and Spain, partly offset by France and Poland. While cigarette shipment volume of L&M was essentially flat at 32.9 billion units, market share increased by 0.2 share points to 7.1%, driven notably by Germany, partly offset by Poland. Cigarette shipment volume of Chesterfield of 26.2 billion units increased by 38.4% and market share increased by 1.1 share points to 5.5%, driven notably by Italy and Poland. Cigarette shipment volume of Philip Morris of 10.0 billion units increased by 5.0%, driven notably by Latvia, Lithuania, the Slovak Republic and Spain, and market share increased by 0.1 share point to 2.1%.

Our shipments of OTP of 22.8 billion cigarette equivalent units increased by 6.2%, driven principally by higher share. Our OTP total market share was 14.0%, up by 0.6 share points, reflecting gains in the fine cut category: notably in the Czech Republic, up by 7.8 share points to 26.5%; Hungary, up by 6.4 share points to 18.3%; Italy, up by 3.9 share points to 41.5%; Poland, up by 11.2 share points to 34.7%; partly offset by France, down by 0.7 share points to 26.2%; Germany down by 1.3 share points to 12.9%, and Portugal, down by 5.4 share points to 26.5%.
In France, the total cigarette market of 45.0 billion units decreased by 5.3% in 2014, mainly reflecting the impact of price increases in January 2014, the increased incidence of e-vapor products and a weak economy. Our cigarette shipment volume of 18.6 billion units decreased by 2.9%. Our market share increased by 0.8 share points to 41.0%, mainly driven by the growth of Marlboro, L&M and premium Philip Morris, up by 0.4 share points, 0.1 share point and 0.3 share points to 25.1%, 2.6% and 9.4%, respectively. Market share of Chesterfield was flat at 3.4%. The total industry fine cut category of 13.6 billion cigarette equivalent units decreased by 2.2%. Our market share of the category decreased by 0.7 share points to 26.2%.
In Germany, the total cigarette market of 80.4 billion units increased by 0.9% in 2014, mainly reflecting the net favorable impact of estimated trade purchases and a lower incidence of illicit trade. Excluding the impact of these estimated inventory movements, the total cigarette market was essentially flat. Our cigarette shipment volume of 29.4 billion units increased by 2.0%, and market share increased by 0.4 share points to 36.6%, driven by L&M, up by 0.9 share points to 11.8%. Market share of Marlboro decreased by 0.3 share points to 21.7%, while share of Chesterfield was flat at 1.7%. The total industry fine cut category of 41.2 billion cigarette-equivalent units decreased by 1.0%. Our market share of the category decreased by 1.3 share points to 12.9%.
In Italy, the total cigarette market of 74.4 billion units increased by 0.5% in 2014, partly reflecting a lower incidence of e-vapor products.  Our cigarette shipment volume of 40.4 billion units increased by 3.9%. Our market share increased by 1.8 share points to 54.9%, driven by Chesterfield, up by 5.7 share points to 9.2%, partly offset by Marlboro, down by 0.7 share points to 25.2%, and Diana in the low-price segment, down by 2.8 share points to 8.5%, the latter primarily impacted by the growth of the super-low price segment. Share of Philip Morris was flat at 2.4%. The total industry fine cut category of 6.1 billion cigarette equivalent units increased by 1.6%. Our market share of the category increased by 3.9 share points to 41.5%.
In Poland, the total cigarette market of 42.1 billion units decreased by 9.8%, reflecting the prevalence of e-cigarettes, illicit trade and non-duty paid OTP products. Although our cigarette shipment volume of 16.6 billion units decreased by 2.6%, our market share increased by 1.9 share points to 40.1%, driven by L&M and Chesterfield, up by 0.4 and 2.0 share points to 18.2% and 7.6%, respectively. Market share of Marlboro was down by 0.3 share points to 11.2%. The total industry fine cut category of 3.6 billion cigarette equivalent units increased by 7.7%, and our market share of the category increased by 11.2 share points to 34.7%.

In Spain, the total cigarette market of 47.0 billion units decreased by 1.5% in 2014, mainly due to a deceleration in adult smoker down-trading to fine cut, e-vapor and illicit products. Our cigarette shipment volume of 14.9 billion units increased by 1.9%. Our market share increased by 0.9 share points to 32.1%, driven by higher share of Marlboro, up by 1.1 share points to 15.9% and Philip Morris, up by 0.3 share points to 0.9%. Market share of Chesterfield was down by 0.1 share point to 9.2% and share of L&M was down by 0.2 share points to 6.1%. The total industry fine cut category of 9.7 billion cigarette equivalent units decreased by 9.8%, partly reflecting lower consumption resulting from further tax harmonization with cigarettes following the July 2013 and July 2014 price increases. Our market share of the fine cut category increased by 1.0 share point to 14.8% in 2014.

• Eastern Europe, Middle East & Africa. Net revenues, which include excise taxes billed to customers, increased by $1.2 billion (6.0%). Excluding excise taxes, net revenues increased by $156 million (1.8%) to $8.9 billion. This increase was due primarily to:

•	price increases ($1.1 billion), partly offset by

•	unfavorable currency ($761 million) and

•	unfavorable volume/mix ($224 million).

Operating companies income of $4.1 billion increased by $342 million (9.1%). This increase was due primarily to:

•	price increases ($1.1 billion),

•	lower pre-tax charges for asset impairment and exit costs ($262 million) and

•	higher equity income in unconsolidated subsidiaries ($135 million), partly offset by

•	unfavorable currency ($611 million),

•	higher manufacturing costs ($244 million, principally related to the impact of the change to our new business structure in Egypt),

•	unfavorable volume/mix ($202 million) and

•	higher marketing, administration and research costs ($130 million).

Our cigarette shipment volume in EEMA decreased by 2.9% to 287.9 billion units, mainly due to Kazakhstan, Russia, Serbia and Ukraine, partly offset by Algeria, Saudi Arabia and Turkey. Our cigarette shipment volume of premium brands increased by 1.2%, driven by Parliament, up by 6.9% to 35.3 billion units, partly offset by Marlboro, down by 0.7% to 85.2 billion units.
In North Africa, defined as Algeria, Egypt, Libya, Morocco and Tunisia, the estimated total cigarette market increased by 2.2% to 141.8 billion units in 2014, driven by Algeria, Egypt and Tunisia, partially offset by Libya and Morocco.  Our cigarette shipment volume of

37.8 billion units increased by 2.5%, driven largely by Marlboro in Algeria and L&M in Egypt.  Our market share decreased by 0.2 share points to 26.3%.  Market share of Marlboro increased by 0.2 share points to 15.5%, while share of L&M decreased by 0.1 share point to 9.0%.
In Russia, the total cigarette market decreased by 9.2% to an estimated 310.6 billion units in 2014, mainly due to the unfavorable impact of tax-driven price increases and a weak economy. In 2015, the total market is forecast to decrease by an estimated 8% to 10%. Our cigarette shipment volume of 84.9 billion units in 2014 decreased by 3.5%. Shipment volume of our premium portfolio decreased by 2.5%, mainly due to Marlboro, down by 13.6%, partially offset by Parliament, up by 1.6%. In the mid-price segment, shipment volume decreased by 9.1%, mainly due to Chesterfield, down by 18.6%. In the low-price segment, shipment volume decreased by 1.4%, mainly due to Optima and Apollo Soyuz, down by 16.3% and 8.5%, respectively, partly offset by Bond Street, up by 2.5%. Our market share of 27.1%, as measured by Nielsen, was up by 1.0 share point. Market share of Parliament increased by 0.3 share points to 3.7%, L&M increased by 0.3 share points to 3.1% and Bond Street increased by 1.0 share point to 7.5%, while Marlboro decreased by 0.2 share points to 1.5% and Chesterfield decreased by 0.2 share points to 2.8%.
In Turkey, the total cigarette market increased by 2.4% to an estimated 93.9 billion units in 2014, primarily reflecting an increase in the adult population. Our cigarette shipment volume of 46.3 billion units increased by 2.3%. Our market share, as measured by Nielsen, decreased by 1.5 share points to 44.0%, mainly due to: Marlboro, down by 0.3 share points to 8.6%; mid-price Muratti, down by 1.4 share points to 5.5%; low-price L&M, down by 0.9 share points to 6.4%, and low-price Lark, down by 2.4 share points to 9.0%, partly offset by premium Parliament, up by 1.2 share points to 11.2%, and low-price Chesterfield, up by 2.3 share points to 3.1%.
In Ukraine, the total cigarette market decreased by 2.5% to an estimated 73.3 billion units in 2014, mainly reflecting the impact of price increases in 2014 and business disruption due to the political instability in the east of the country, partially offset by a lower prevalence of illicit trade. Our 2014 cigarette shipment volume of 23.3 billion units decreased by 8.8%. Our market share, as measured by Nielsen, decreased by 1.0 share point to 32.5%, mainly due to: Marlboro, down by 0.7 share points to 4.8%; Parliament,down by 0.3 share points to 3.0%; Chesterfield, down by 0.9 share points to 5.0%, and Optima, down by 0.8 share points to 1.0%, partly offset by growth from low-price President, up by 2.3 share points to 5.1%.

• Asia. Net revenues, which include excise taxes billed to customers, decreased by $1.7 billion (8.3%). Excluding excise taxes, net revenues decreased by $1.8 billion (16.9%) to $8.7 billion. This decrease was due to:

•	unfavorable currency ($1.0 billion) and

•	unfavorable volume/mix ($906 million), partly offset by

•	price increases ($155 million).

Operating companies income of $3.2 billion decreased by $1.4 billion (31.0%). This decrease was due primarily to:

•	unfavorable volume/mix ($746 million),

•	unfavorable currency ($656 million),

•
higher manufacturing costs ($181 million, principally in Indonesia driven mainly by higher clove prices and cost related to the transition from hand-rolled to machine-made kretek cigarette production) and

•	higher pre-tax charges for asset impairment and exit costs ($8 million, principally due to the factory closure in Australia), partly offset by

•	price increases ($155 million).

Our cigarette shipment volume of 288.1 billion units decreased by 4.4%, due primarily to: the unfavorable impact of an adjustment in distributor inventories in Japan; lower total market and share in Australia, mainly reflecting the impact of excise tax-driven price increases and competitive pricing in the deep discount segment, Japan and Pakistan, and lower share in Indonesia. Shipment volume of Marlboro of 71.4 billion units decreased by 5.3%, due almost entirely to Japan, partly offset by the Philippines. Shipment volume of Parliament of 10.7 billion units increased by 1.8%, driven by Korea. Shipment volume of Lark of 17.7 billion units increased by 7.4%, driven mainly by Japan (including the morphed Philip Morris).

In Indonesia, the total cigarette market increased by 1.9% to 314.0 billion units in 2014. In 2015, the total market is forecast to increase by up to 2%. Our cigarette shipment volume of 109.7 billion units in 2014 decreased by 1.5%. Our market share decreased by 1.3 share points to 34.9%, predominantly due to the share decline of: Sampoerna Hijau, down by 0.9 share points to 3.4%, mainly reflecting the decline of the total hand-rolled kretek segment, and the hand-rolled, full-flavor variants of Dji Sam Soe in the premium segment, which decreased by 1.5 share points to 4.2%, mainly due to a retail price change ahead of competition. The decline in our market share was partly offset by machine-made mid-price U Mild, up by 1.0 share point to 5.4% and machine-made Dji Sam Soe Magnum and Dji Sam Soe Magnum Blue, up by a combined 1.0 share point to 2.1%. Market share of Sampoerna A in the premium machine-made lighter-tasting kretek segment was flat at 14.4%. While market share of Marlboro decreased by 0.1 share point to 5.1%, its share of the “white” cigarettes segment, representing 6.4% of the total cigarette market, increased by 2.0 share points to 79.7%. The machine-made kretek segment, representing 73.5% of the total cigarette market, increased by 3.8 share points, and our share of the segment increased by 0.4 share points to 29.9%.
In Japan, the total cigarette market decreased by 3.4% to 186.2 billion units in 2014, partly reflecting the unfavorable impact of the consumption tax-driven retail price increases of April 1, 2014. In 2015, the total market is forecast to decrease by an estimated 2.5% to 3.0%. Our cigarette shipment volume of 45.6 billion units in 2014 decreased by 14.0%, principally due to the unfavorable impact of an adjustment in distributor inventories and a lower total market and share. Excluding the impact of these inventory movements, our cigarette shipment volume decreased by 5.8%. Our market share decreased by 0.8 share points to 25.9%. Share of Marlboro and Virginia S. decreased by 0.5 share points and 0.1 share point to 11.6% and 1.9%, respectively. Share of Lark (including the morphed Philip Morris) declined by 0.1 share point to 10.0%.
In Korea, the total cigarette market increased by 1.2% to 89.4 billion units in 2014, reflecting favorable estimated trade inventory movements. Excluding the impact of these inventory movements, the total cigarette market decreased by approximately 2%. In 2015, the underlying total market is forecast to decrease by approximately 20% - 25%, as a result of higher pricing following the January 2015 excise tax increase. Our shipment volume of 17.3 billion units in 2014 increased by 1.1%, and market share was flat at 19.4%, with share of Parliament up by 0.1 share point to 7.0%, partly offset by Marlboro, down by 0.1 share point to 7.6%.
In the Philippines, the estimated total tax-paid industry cigarette volume decreased by 4.6% to an estimated 82.3 billion units in 2014, reflecting the prevalence of domestic non-duty-paid products. While our cigarette shipment volume of 68.4 billion units decreased by 0.2%, our market share of the estimated total tax-paid cigarette industry increased by 3.7 share points to 83.0%. Marlboro's market share increased by 1.7 share points to 18.4% and share of Fortune increased by 1.8 share points to 33.4%.

• Latin America & Canada. Net revenues, which include excise taxes billed to customers, decreased by $179 million (1.8%). Excluding excise taxes, net revenues decreased by $76 million (2.3%) to $3.3 billion. This decrease was due primarily to:

•	unfavorable currency ($431 million) and

•	unfavorable volume/mix ($127 million), partly offset by

•	price increases ($481 million).

Operating companies income of $1.0 billion decreased by $104 million (9.2%). This decrease was due primarily to:

•	unfavorable currency ($243 million),

•	unfavorable volume/mix ($133 million),

•	higher marketing, administration and research costs ($135 million) and

•	higher manufacturing costs ($70 million), partly offset by

•	price increases ($481 million).

Our cigarette shipment volume of 94.7 billion units decreased by 2.7%, principally due to a lower total market, predominantly in Canada and Mexico. While shipment volume of Marlboro of 37.0 billion units decreased by 4.3%, due predominantly to Mexico, its market share was up in Argentina, Brazil and Colombia by 0.3, 0.5 and 1.0 share points to 24.1%, 9.2% and 7.9%, respectively. Shipment volume of Philip Morris of 19.1 billion units increased by 2.1%, driven mainly by Argentina.

In Argentina, the total cigarette market decreased by 2.2% to 41.7 billion units in 2014. While our cigarette shipment volume of 32.3 billion units decreased by 0.2%, market share increased by 1.5 share points to 77.1%, driven by Marlboro, up by 0.3 share points to 24.1%, and mid-price Philip Morris, up by 1.9 share points to 43.4%, reflecting the positive impact of its capsule variants, partly offset by low-price Next, down by 0.5 share points to 2.0%.

In Canada, the total cigarette market decreased by 5.5% to 27.3 billion units in 2014, mainly due to the impact of both federal and provincial tax-driven price increases during the first half of the year. While our cigarette shipment volume of 10.3 billion units decreased by 4.6%, market share increased by 0.4 share points to 37.6%, with premium Belmont up by 0.4 share points to 3.0% and premium Benson

& Hedges flat at 2.4%. Market share of low-price Next was up by 0.7 share points to 10.6%, partly offset by mid-price Number 7 and low-price Accord, down by 0.2 and 0.5 share points to 4.0% and 2.4%, respectively. Market share of mid-price Canadian Classics was up by 0.3 share points to 10.4%.

In Mexico, the total cigarette market decreased by 3.2% to 33.5 billion units in 2014, primarily reflecting unfavorable estimated trade inventory movements compared to 2013. Excluding the impact of these inventory movements, the total cigarette market is estimated to have declined by approximately 0.5%. Our cigarette shipment volume of 23.9 billion units decreased by 6.1%. Our market share decreased by 2.2 share points to 71.3%. While market share of Marlboro and Benson & Hedges was down by 2.6 and 0.3 share points to 49.7% and 5.2%, respectively, reflecting consumer down-trading, our share of the premium price segment was up by 0.8 share points to 91.5%. Market share of Delicados, the second best-selling brand in the market, decreased by 0.1 share point to 11.1%.

2013 compared with 2012
The following discussion compares operating results within each of our reportable segments for 2013 with 2012.

• European Union. Net revenues, which include excise taxes billed to customers, increased $965 million (3.5%). Excluding excise taxes, net revenues increased $70 million (0.8%) to $8.6 billion. This increase was due to:

•	price increases ($348 million) and

•	favorable currency ($205 million), partly offset by

•	unfavorable volume/mix ($483 million).
The net revenues of the European Union segment include $1,524 million in 2013 and $1,372 million in 2012 related to sales of OTP. Excluding excise taxes, OTP net revenues for the European Union segment were $543 million in 2013 and $475 million in 2012.
Operating companies income of $4.2 billion increased by $51 million (1.2%). This increase was due primarily to:

•	price increases ($348 million),

•	favorable currency ($92 million) and

•	lower marketing, administration and research costs ($44 million), partly offset by

•	unfavorable volume/mix ($403 million),

•	higher manufacturing costs ($21 million) and

•	higher pre-tax charges for asset impairment and exit costs ($8 million).
The total cigarette market of 482.7 billion units decreased by 7.4%, due primarily to the impact of tax-driven price increases, the unfavorable economic and employment environment and the prevalence of non-duty-paid products. Although our cigarette shipment volume of 185.1 billion units decreased by 6.5%, predominantly reflecting a lower total market across the Region, our market share increased by 0.6 share points to 38.8%. The total OTP market in the European Union of 162.8 billion cigarette equivalent units increased by 0.4%, reflecting a larger total fine cut market, up by 0.3% to 141.8 billion cigarette equivalent units.
While shipment volume of Marlboro of 91.3 billion units decreased by 3.7%, mainly due to a lower total market, market share increased by 0.4 share points to 19.0%, driven notably by Germany, Greece, the Netherlands, Italy and Spain. While shipment volume of L&M decreased by 4.0% to 32.9 billion units, market share increased by 0.2 share points to 6.9%, driven notably by Germany and Poland. Shipment volume of Chesterfield of 19.0 billion units increased by 5.1%, and market share increased by 0.1 share point to 4.4%, driven notably by the Czech Republic, Portugal and the United Kingdom. Although shipment volume of Philip Morris of 9.6 billion units decreased by 10.4%, due predominantly to Italy, reflecting the morphing of certain brand variants into Marlboro, market share increased by 0.2 share points to 2.0%.
Our shipment volume of OTP of 21.5 billion cigarette equivalent units increased by 6.7%, driven principally by higher share. Our OTP total market share was 13.4%, up by 0.9 share points, reflecting gains in the fine cut category, notably in France, up by 1.7 share points to 26.9%; Italy, up by 9.7 share points to 37.6%; Poland, up by 0.7 share points to 23.5%; Portugal, up by 11.5 share points to 31.9%, and Spain, up by 2.0 share points to 13.8%.
In France, the total cigarette market of 47.5 billion units decreased by 7.6%, mainly reflecting the unfavorable impact of price increases in the fourth quarter of 2012 and July 2013, an increase in the prevalence of non-duty-paid products, growth of the fine cut category, and a weak economy.  Our shipments of 19.1 billion units decreased by 5.3%, including a favorable trade inventory comparison driven by the timing of shipments in the second half of 2012 in anticipation of price increases in the fourth quarter of 2012. Our market share was up by 0.6 share points to 40.2%, mainly driven by the resilience of premium Philip Morris, up by 0.8 share points to 9.1%, and the growth of Chesterfield, up by 0.1 share point to 3.4%. Market share of Marlboro and L&M decreased by 0.1 and 0.2 share points to 24.7% and 2.5%, respectively. The total industry fine cut category of 13.9 billion cigarette equivalent units increased by 3.7% in 2013. Our market share of the category increased by 1.7 share points to 26.9%.
In Germany, the total cigarette market of 79.6 billion units decreased by 4.6% in 2013, mainly reflecting the impact of price increases in the second quarter of 2013. While our shipments of 28.8 billion units decreased by 3.4%, market share increased by 0.4 share points to 36.2%, driven by Marlboro and L&M, up by 0.7 and 0.4 share points to 22.0% and 10.9%, respectively, partly offset by Chesterfield, down by 0.6 share points to 1.7%. The total industry fine cut category of 41.6 billion cigarette equivalent units increased by 0.7% in 2013. Our market share of the category decreased by 0.5 share points to 14.2%.
In Italy, the total cigarette market of 74.0 billion units decreased by 6.0% in 2013, reflecting an unfavorable economic and employment environment and the prevalence of illicit trade and substitute products. Our shipments of 38.9 billion units decreased by 7.0%, including an unfavorable comparison with 2012, which benefited from trade inventory movements ahead of the morphing of certain variants of Philip Morris into Marlboro as of the first quarter of 2013. Our market share increased by 0.1 share point to 53.1%, driven by Marlboro, up by 0.5 share points to 25.9%, and Philip Morris, up by 1.1 share points to 2.4%, partially offset by Chesterfield, down by 0.1 share point to 3.5%, and Diana in the low-price segment, down by 1.1 share points to 11.3%, the latter impacted by the growth of the super-low price segment and the availability of non-duty-paid products. The total industry fine cut category of 6.0 billion cigarette equivalent units decreased by 3.5%, reflecting the 2012 excise tax-driven reduction of the price gap differential with cigarettes. Our market share of the category increased by 9.7 share points to 37.6%.
In Poland, the total cigarette market of 46.6 billion units decreased by 10.6% in 2013, mainly reflecting the unfavorable impact of price increases in the first quarter of 2013 and the availability of non-duty-paid OTP. Although our shipments of 17.1 billion units decreased by 10.1%, our market share increased by 0.6 share points to 38.2%, driven by Marlboro, up by 0.2 share points to 11.5%, and by L&M, up by 1.2 share points to 17.8%. While the total industry fine cut category of 3.3 billion cigarette equivalent units decreased by 11.4%, reflecting the prevalence of non-duty-paid OTP, our market share of the category increased by 0.7 share points to 23.5%.
In Spain, the total cigarette market of 47.7 billion units decreased by 11.1% in 2013, mainly due to the impact of price increases in the first and third quarters of 2013, the unfavorable economic and employment environment and the growth of the fine cut category. Our shipments of 14.6 billion units decreased by 11.5%, including an unfavorable comparison with 2012, which benefited from trade inventory movements in the fourth quarter ahead of price increases in January 2013. Market share increased by 0.7 share points to 31.2%, driven by a higher share of Marlboro, up by 0.5 share points to 14.8%. Our market share of Chesterfield was up by 0.3 share points to 9.3%, share of L&M was flat at 6.3% and share of Philip Morris was down by 0.1 share point to 0.6%. The total industry fine cut category of 10.8 billion cigarette equivalent units increased by 6.9%, partly reflecting switching from pipe tobacco as a result of an excise tax increase on the category in 2012 . Our market share of the fine cut category increased by 2.0 share points to 13.8% in 2013.
• Eastern Europe, Middle East & Africa. Net revenues, which include excise taxes billed to customers, increased $1.4 billion (7.4%). Excluding excise taxes, net revenues increased $434 million (5.2%) to $8.8 billion. This increase was due to:

•	price increases ($767 million), partly offset by

•	unfavorable volume/mix ($235 million) and

•	unfavorable currency ($98 million).

Operating companies income of $3.8 billion increased by $53 million (1.4%). This increase was due primarily to:

•	price increases ($767 million), partly offset by

•	higher pre-tax charges for asset impairment and exit costs ($259 million, including charges associated with the termination of distribution agreements resulting from a new business model in Egypt),

•	unfavorable volume/mix ($168 million),

•	unfavorable currency ($122 million),

•	higher marketing, administration and research costs ($86 million, notably related to the annualization of expenditures to expand our business infrastructure in Russia) and

•	higher manufacturing costs ($76 million).

Our cigarette shipment volume in EEMA of 296.5 billion units decreased by 2.4%, mainly due to Russia, Serbia and Turkey, partly offset by the Middle East and North Africa. Cigarette shipment volume of our premium brands increased by 0.3%, driven by Parliament, up by 5.0% to 33.0 billion units, partly offset by Marlboro, down by 0.9% to 85.8 billion units.

In North Africa, the total cigarette market increased by 0.7% to an estimated 138.7 billion units in 2013, driven notably by Algeria and Egypt, partially offset by Morocco and Tunisia. Our shipment volume of 36.8 billion units increased by 17.0%, principally reflecting a higher total market and share.  Our market share increased by 3.9 share points to 26.5%, driven by gains in all five markets, notably Algeria, up by 0.8 share points to 41.1%, and Egypt, up by 4.7 share points to 22.9%.  Share of Marlboro and L&M in North Africa increased by 2.1 and 1.5 share points to 15.3% and 9.1%, respectively.
In Russia, the total cigarette market declined by 7.6% to an estimated 342.0 billion units in 2013, mainly due to the unfavorable impact of tax-driven price increases, illicit trade and a weak economy. Our shipment volume of 88.0 billion units decreased by 6.7%. Shipment volume of our premium portfolio was down by 6.0%, mainly due to Marlboro, down by 20.4%, partially offset by Parliament, up by 1.0%. In the mid-price segment, shipment volume decreased by 9.5%, mainly due to Chesterfield, down by 17.5%. In the low-price segment, shipment volume decreased by 5.7%, mainly due to Bond Street, Optima and Apollo Soyuz, down by 4.1%, 12.7% and 18.0%, respectively. Our market share of 26.1% in 2013, as measured by Nielsen, was down 0.3 share points. Market share of Parliament increased by 0.2 share points to 3.4%, L&M increased by 0.2 share points to 2.8%, Marlboro decreased by 0.2 share points to 1.7%, Chesterfield decreased by 0.4 share points to 3.0% and Bond Street was flat at 6.5%.
In Turkey, the total cigarette market declined by 7.6% to an estimated 91.7 billion units in 2013, primarily reflecting the renewed growth of illicit trade and an unfavorable comparison with trade inventory movements in 2012. Excluding the impact of these inventory movements, the total cigarette market was estimated to have declined by 3.5% in 2013. Our shipment volume of 45.2 billion units decreased by 7.1%. Our market share, as measured by Nielsen, decreased by 0.2 share points to 45.5% in 2013, mainly due to Marlboro, down by 0.3 share points to 8.9%, and low-price L&M, down by 1.1 share points to 7.3%, partly offset by premium Parliament and mid-price Muratti, up by 1.0 share point and 0.3 share points to 10.0% and 6.9%, respectively.
In Ukraine, the total cigarette market declined by 9.9% to an estimated 75.1 billion units in 2013, mainly reflecting the impact of price increases in 2013 and an increase in illicit trade. Although our 2013 shipment volume of 25.5 billion units decreased by 5.5%, our market share, as measured by Nielsen, increased by 1.0 share point to 33.5%, mainly reflecting growth from our low-price segment brands of Bond Street, Optima and President. Share for premium Parliament was up by 0.1 share point to 3.3%. Market share of Marlboro decreased by 0.3 share points to 5.5%.
• Asia. Net revenues, which include excise taxes billed to customers, decreased by $84 million (0.4%). Excluding excise taxes, net revenues decreased $697 million (6.2%) to $10.5 billion. This decrease was due to:

•	unfavorable currency ($726 million) and

•	unfavorable volume/mix ($670 million, primarily due to the Philippines and Japan), partly offset by

•	price increases ($699 million).

Operating companies income of $4.6 billion decreased by $575 million (11.1%). This decrease was due primarily to:

•	unfavorable currency ($548 million),

•	unfavorable volume/mix ($536 million) and

•	higher manufacturing costs ($240 million, principally in Indonesia, driven mainly by higher clove prices), partly offset by

•	price increases ($699 million),

•	lower marketing, administration and research costs ($39 million) and

•	lower pre-tax charges for asset impairment and exit costs ($12 million).

Our cigarette shipment volume of 301.3 billion units decreased by 7.7%, due primarily to the lower total market and share in the Philippines, and lower share in Japan and Pakistan, partly offset by share growth in Indonesia. Excluding the Philippines, our cigarette shipment volume decreased by 0.4%. Shipment volume of Marlboro of 75.3 billion units was down by 7.1%. Excluding the Philippines, shipment volume of Marlboro increased by 2.0%, primarily reflecting market share growth in Indonesia and Vietnam.

In Indonesia, the total cigarette market increased by 1.9% to 308.0 billion units in 2013. Our shipment volume of 111.3 billion units increased by 3.4%. Our market share increased by 0.6 share points to 36.2%, driven notably by Sampoerna A in the premium segment, up by 0.5 share points to 14.4%, and mid-price U Mild, up by 1.1 share points to 4.4%. Market share of the hand-rolled, full-flavor Dji Sam Soe in the premium segment decreased by 1.0 share point to 6.8%, mainly due to a retail price change ahead of competition. Marlboro's market share was up by 0.4 share points to 5.2%, and its share of the “white” cigarettes segment, representing 6.7% of the total cigarette market, increased by 6.0 share points to 77.7%.

In Japan, the total cigarette market decreased by 2.0% to 192.6 billion units. Our shipment volume of 53.0 billion units was down by 5.3%, principally due to a lower total market and share. Our market share decreased by 1.0 share point to 26.7%, reflecting the impact of our principal competitor's brand launches and significant promotional activities in 2013. Market share of Marlboro and Lark decreased by 0.3 and 0.5 share points to 12.1% and 10.0%, respectively, and share of Virginia S. was down by 0.1 share point to 2.0%.
In Korea, the total cigarette market decreased by 1.0% to 88.4 billion units in 2013. Although our shipment volume of 17.2 billion units was essentially flat, market share increased by 0.2 share points to 19.4%, with share of Parliament up by 0.3 share points to 6.9%, partly offset by Marlboro, down 0.1 share point to 7.7%. Share of Virginia S. was flat at 4.1%.
In the Philippines, the total industry cigarette volume decreased by 15.6% to an estimated 86.3 billion units in 2013, primarily reflecting the unfavorable impact of the disruptive excise tax increase in January 2013 and a surge in the prevalence of domestic non-duty-paid products. Our shipment volume of 68.5 billion units decreased by 26.2%, primarily reflecting the unfavorable impact of the aforementioned tax increase and the underdeclaration of tax-paid volume by our main local competitor. Our market share decreased by 11.4 share points to 79.3%, primarily due to down-trading to competitors' brands. Marlboro's market share decreased by 4.2 share points to 16.7%. Share of Fortune decreased by 17.8 share points to 31.6%, partly offset by gains from our other local brands.
• Latin America & Canada. Net revenues, which include excise taxes billed to customers, increased $332 million (3.4%). Excluding excise taxes, net revenues increased $33 million (1.0%) to $3.4 billion. This increase was due to:

•	price increases ($252 million), partly offset by

•	unfavorable currency ($146 million) and

•	unfavorable volume/mix ($73 million).

Operating companies income of $1.1 billion increased by $91 million (8.7%). This increase was due to:

•	price increases ($252 million),

•	lower pre-tax charges for asset impairment and exit costs ($29 million) and

•	lower marketing, administration and research costs ($23 million), partly offset by

•	unfavorable volume/mix ($88 million),

•	unfavorable currency ($64 million) and

•	higher manufacturing costs ($61 million, including higher leaf costs).

Our cigarette shipment volume in Latin America & Canada of 97.3 billion units decreased by 1.4%, principally due to a lower total market, predominantly in Brazil, partly offset by higher share, notably in Argentina and Brazil, and trade inventory movements in Mexico. While shipment volume of Marlboro of 38.7 billion units decreased by 1.4%, market share was up, notably in Brazil and Colombia by 0.7 and 0.9 share points, respectively.
In Argentina, the total cigarette market decreased by 1.8% to 42.6 billion units in 2013. While our cigarette shipment volume of 32.4 billion units decreased by 0.8%, market share increased by 0.7 share points to a record 75.6%, driven by mid-price Philip Morris, up by 2.1 share points to 41.5%, reflecting the positive impact of its capsule variants, partly offset by low-price Next, down by 0.6 share points to 2.5%. Share of Marlboro decreased by 0.3 share points to 23.8%.
In Canada, the total cigarette market decreased by 1.2% to 28.9 billion units in 2013. While our cigarette shipment volume of 10.8 billion units was flat, market share increased by 0.3 share points to 37.2%, with premium brands Benson & Hedges and Belmont up by 0.1 share point each to 2.4% and 2.6%, respectively. Market share of low-price brand Next was up by 1.7 share points to 9.9%, partly offset by mid-price Number 7 and low-price Accord, down by 0.3 and 0.4 share points, to 4.2% and 2.9%, respectively. Market share of mid-price Canadian Classics was flat at 10.1%.
In Mexico, the total cigarette market increased by 3.0% to 34.6 billion units in 2013, primarily reflecting a favorable comparison of price-driven trade inventory movements compared to 2012. Our cigarette shipment volume in 2013 of 25.4 billion units increased by 3.0%. Our market share was flat at 73.5%. While market share of Marlboro and Benson & Hedges was down by 1.3 and 0.7 share points to 52.3% and 5.5%, respectively, reflecting consumer down-trading, our share of the premium price segment was up by 1.0 share point to 90.7%. Market share of Delicados, the second-best-selling brand in the market, increased by 0.8 share points to 11.2%.

Financial Review

• Net Cash Provided by Operating Activities

Net cash provided by operating activities of $7.7 billion for the year ended December 31, 2014, decreased by $2.4 billion from the comparable 2013 period. The decrease was due primarily to lower net earnings ($1.2 billion, primarily related to unfavorable currency movements), an increase in our working capital requirements ($708 million), and higher cash payments related to exit costs.

The unfavorable movements in working capital were due primarily to the following:

•	more cash used for accrued liabilities and other current assets ($2.4 billion), largely due to the timing of payments for excise taxes, partially offset by

•	more cash provided by inventories ($1.5 billion), primarily related to lower leaf tobacco and finished goods inventory levels.

On February 6, 2014, we announced a one-year gross productivity and cost savings target for 2014 of approximately $300 million. During 2014, we exceeded this target.

On February 5, 2015, we announced that our productivity and cost savings initiatives will include, but are not limited to, the continued enhancement of production processes, the harmonization of tobacco blends, the streamlining of product specifications and number of brand variants, supply chain improvements and overall spending efficiency across the company. We anticipate that these initiatives, combined with savings associated with the manufacturing footprint restructuring implemented in 2014, notably in Australia and the Netherlands, should result in a total company cost-base increase, excluding RRPs and currency, of approximately 1%.

Net cash provided by operating activities of $10.1 billion for the year ended December 31, 2013, increased by $714 million from the comparable 2012 period. The increase was due primarily to a decrease in our working capital requirements ($451 million) and lower pension contributions ($57 million).

The favorable movements in working capital were due primarily to the following:

•	more cash provided by accrued liabilities and other current assets ($2.1 billion), largely due to the timing of payments for excise taxes, partly offset by

•	more cash used for income taxes ($969 million), primarily related to the timing of payments, and

•	more cash used for inventories ($685 million), primarily related to the timing of inventory purchases.

On February 7, 2013, we announced a one-year, gross productivity and cost savings target for 2013 of approximately $300 million. During 2013, we exceeded this target primarily through the rationalization of tobacco blends and product specifications and other manufacturing and procurement initiatives.

• Net Cash Used in Investing Activities

Net cash used in investing activities of $996 million for the year ended December 31, 2014, decreased by $1.7 billion from the comparable 2013 period, due primarily to less cash spent on investments in unconsolidated subsidiaries and higher cash collateral received from derivatives designated as net investment hedges, partially offset primarily by the purchase of Nicocigs Limited.

Net cash used in investing activities of $2.7 billion for the year ended December 31, 2013, increased by $1.7 billion from the comparable 2012 period, due primarily to higher cash spent on investments in unconsolidated subsidiaries ($1.4 billion) and higher capital expenditures ($144 million).

As previously discussed, on September 30, 2013, we acquired a 49% equity interest in United Arab Emirates-based Arab Investors-TA (FZC) for approximately $625 million. On December 12, 2013, we acquired from Megapolis Investment BV a 20% equity interest in Megapolis Distribution BV, the holding company of CJSC TK Megapolis, our distributor in Russia, for a purchase price of $760 million. For further details, see Item 8, Note 4. Investments in Unconsolidated Subsidiaries to our consolidated financial statements.

Our capital expenditures were $1.2 billion in 2014, $1.2 billion in 2013 and $1.1 billion in 2012. The 2014 expenditures were primarily related to investments in reduced-risk products, productivity-enhancing programs, equipment for new products and the expansion of our capacity in Indonesia for machine-made kretek cigarettes. We expect total capital expenditures in 2015 of approximately $1.2 billion (including additional capital expenditures related to our ongoing investment in reduced-risk products), to be funded by operating cash flows.

• Net Cash Used in Financing Activities

During 2014, net cash used in financing activities was $6.8 billion, compared with net cash used in financing activities of $8.2 billion during 2013 and $8.1 billion in 2012. During 2014, we used a total of $13.2 billion to repurchase our common stock, pay dividends and repay debt. These uses were partially offset by proceeds from our debt offerings and short-term borrowings in 2014 of $6.6 billion. During 2013, we used a total of $17.1 billion to repurchase our common stock, pay dividends, repay debt and purchase subsidiary shares from noncontrolling interests. These uses were partially offset by proceeds from our debt offerings and short-term borrowings in 2013 of $9.2 billion. During 2012, we used a total of $15.4 billion to repurchase our common stock, pay dividends, and repay debt. These uses were partially offset by proceeds from our debt offerings and short-term borrowings in 2012 of $7.6 billion.

In September 2013, Grupo Carso sold us its remaining 20% interest in our Mexican tobacco business for $703 million. As a result, we own 100% of our Mexican tobacco business. For further details, see Item 8, Note 6. Acquisitions and Other Business Arrangements to our consolidated financial statements.

Dividends paid in 2014, 2013 and 2012 were $6.0 billion, $5.7 billion and $5.4 billion, respectively.

• Debt and Liquidity

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

Credit Ratings – The cost and terms of our financing arrangements, as well as our access to commercial paper markets, may be affected by applicable credit ratings. At February 19, 2015, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Stable
Fitch	F1	A	Stable

Credit Facilities – On January 23, 2015, we entered into an agreement to extend the term of our existing $2.5 billion multi-year revolving credit facility, effective February 28, 2015, from February 28, 2019 to February 28, 2020. On January 23, 2015, we also entered into an agreement to extend the term of our existing $2.0 billion 364-day revolving credit facility, effective February 10, 2015, from February 10, 2015 to February 9, 2016.

At February 19, 2015, our committed credit facilities were as follows:

(in billions)

Type	Committed Credit Facilities
364-day revolving credit, expiring February 9, 2016	$2.0
Multi-year revolving credit, expiring February 28, 2019 (1)	2.5
Multi-year revolving credit, expiring October 25, 2016	3.5
Total facilities	$8.0
(1) Effective February 28, 2015, our $2.5 billion multi-year revolving credit facility will be extended from February 28, 2019 to February 28, 2020.

At February 19, 2015, there were no borrowings under the committed credit facilities, and the entire $8.0 billion of committed amounts were available for borrowing.

All banks participating in our committed credit facilities have an investment-grade long-term credit rating from the credit rating agencies. We continuously monitor the credit quality of our banking group, and at this time we are not aware of any potential non-performing credit provider.

Each of these facilities requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“consolidated EBITDA”) to consolidated interest expense of not less than 3.5 to 1.0 on a rolling four-quarter basis. At December 31, 2014, our ratio calculated in accordance with the agreements was 12.2 to 1.0. These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require us to post collateral. We expect to continue to meet our covenants. The terms “consolidated EBITDA” and “consolidated interest expense,” both of which include certain adjustments, are defined in the facility agreements previously filed with the U.S. Securities and Exchange Commission.

In addition to the committed credit facilities discussed above, certain of our subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $3.2 billion at December 31, 2014, and $2.4 billion at December 31, 2013, are for the sole use of our subsidiaries. Borrowings under these arrangements amounted to $1.2 billion at December 31, 2014, and $1.0 billion at December 31, 2013.

Commercial Paper Program – We have commercial paper programs in place in the U.S. and in Europe. At December 31, 2014, we had no commercial paper outstanding. At December 31, 2013, we had $1.4 billion of commercial paper outstanding.

Effective April 19, 2013, our commercial paper program in the U.S. was increased by $2.0 billion. As a result, our commercial paper programs in place in the U.S. and in Europe currently have an aggregate issuance capacity of $8.0 billion.

We expect that the existence of the commercial paper program and the committed credit facilities, coupled with our operating cash flows, will enable us to meet our liquidity requirements.

Debt – Our total debt was $29.5 billion at December 31, 2014, and $27.7 billion at December 31, 2013. Fixed-rate debt constituted approximately 95% of our total debt at December 31, 2014, and 90% of our total debt at December 31, 2013. The weighted-average all-in financing cost of our total debt was 3.2% in 2014, compared to 3.5% in 2013. See Item 8, Note 16. Fair Value Measurements to our consolidated financial statements for a discussion of our disclosures related to the fair value of debt. The amount of debt that we can issue is subject to approval by our Board of Directors.

On February 21, 2014, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.

Our debt issuances in 2014 were as follows:

(in millions)
Type		Face Value (e)	Interest Rate	Issuance	Maturity

EURO notes	(a)	€750 (approximately $1,029)	1.875%	March 2014	March 2021
EURO notes	(a)	€1,000 (approximately $1,372)	2.875%	March 2014	March 2026
EURO notes	(b)	€500 (approximately $697)	2.875%	May 2014	May 2029
Swiss franc notes	(c)	CHF275 (approximately $311)	0.750%	May 2014	December 2019
Swiss franc notes	(b)	CHF250 (approximately $283)	1.625%	May 2014	May 2024
U.S. dollar notes	(d)	$500	1.250%	November 2014	November 2017
U.S. dollar notes	(d)	$750	3.250%	November 2014	November 2024
U.S. dollar notes	(d)	$750	4.250%	November 2014	November 2044

(a) Interest on these notes is payable annually in arrears beginning in March 2015.
(b) Interest on these notes is payable annually in arrears beginning in May 2015.
(c) Interest on these notes is payable annually in arrears beginning in December 2014.
(d) Interest on these notes is payable semiannually in arrears beginning in May 2015.
(e) U.S. dollar equivalents for foreign currency notes were calculated based on exchange rates on the date of issuance.
The net proceeds from the sale of the securities listed in the table above will be used for general corporate purposes.

The weighted-average time to maturity of our long-term debt was 10.8 years at the end of 2013 and 2014.

•	Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have no off-balance sheet arrangements, including special purpose entities, other than guarantees and contractual obligations discussed below.

Guarantees – At December 31, 2014, we were contingently liable for $1.0 billion of guarantees of our own performance, which were primarily related to excise taxes on the shipment of our products. There is no liability in the consolidated financial statements associated with these guarantees. At December 31, 2014, our third-party guarantees were insignificant.

Aggregate Contractual Obligations – The following table summarizes our contractual obligations at December 31, 2014:

		Payments Due
	Total	2015	2016-2017	2018-2019	2020 and Thereafter
(in millions)
Long-term debt (1)	$28,542	$1,318	$4,299	$4,646	$18,279
RBH Legal Settlement (2)	128	34	75	19	—
Colombian Investment and Cooperation Agreement (3)	109	8	15	13	73
Interest on borrowings (4)	11,679	959	1,685	1,368	7,667
Operating leases (5)	740	197	241	109	193
Purchase obligations (6):
Inventory and production costs	3,980	1,902	742	512	824
Other	1,645	924	578	137	6
	5,625	2,826	1,320	649	830
Other long-term liabilities (7)	423	27	142	23	231
	$47,246	$5,369	$7,777	$6,827	$27,273

(1) Amounts represent the expected cash payments of our long-term debt and capital lease obligations.
(2) Amounts represent the estimated future payments due under the terms of the settlement agreement. See Item 8, Note 19. RBH Legal Settlement, to our consolidated financial statements for more details regarding this settlement.
(3) Amounts represent the expected cash payments under the terms of the Colombian Investment and Cooperation Agreement. See Item 8, Note 18. Colombian Investment and Cooperation Agreement to our consolidated financial statements for more details regarding this agreement.
(4) Amounts represent the expected cash payments of our interest expense on our long-term debt, including the current portion of long-term debt. Interest on our fixed-rate debt is presented using the stated interest rate. Interest on our variable rate debt is estimated using the rate in effect at December 31, 2014. Amounts exclude the amortization of debt discounts, the amortization of loan fees and fees for lines of credit that would be included in interest expense in the consolidated statements of earnings.
(5) Amounts represent the minimum rental commitments under non-cancelable operating leases.
(6) Purchase obligations for inventory and production costs (such as raw materials, indirect materials and supplies, packaging, co-manufacturing arrangements, storage and distribution) are commitments for projected needs to be utilized in the normal course of business. Other purchase obligations include commitments for marketing, advertising, capital expenditures, information technology and professional services. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Amounts represent the minimum commitments under non-cancelable contracts. Any amounts reflected on the consolidated balance sheet as accounts payable and accrued liabilities are excluded from the table above.
(7) Other long-term liabilities consist primarily of postretirement health care costs and accruals established for employment costs. The following long-term liabilities included on the consolidated balance sheet are excluded from the table above: accrued pension and postemployment costs, tax contingencies, insurance accruals and other accruals. We are unable to estimate the timing of payments (or contributions in the case of accrued pension costs) for these items. Currently, we anticipate making pension contributions of approximately $144 million in 2015, based on current tax and benefit laws (as discussed in Item 8, Note 13. Benefit Plans to our consolidated financial statements).

The E.C. agreement payments discussed below are excluded from the table above, as the payments are subject to adjustment based on certain variables including our market share in the EU.

E.C. Agreement – As discussed in Item 8, Note 20. E.C. Agreement, in 2004, we entered into an agreement with the European Commission (acting on behalf of the European Community) that provides for broad cooperation with European law enforcement agencies on anti-contraband and anti-counterfeit efforts. This agreement has been signed by all 27 Member States. This agreement calls for payments that are to be adjusted based on certain variables, including our market share in the European Union in the year preceding payment. Because future additional payments are subject to these variables, we record these payments as an expense in cost of sales when product is shipped. In addition, we are also responsible to pay the excise taxes, VAT and customs duties on qualifying product seizures of up to 90 million cigarettes and are subject to payments of five times the applicable taxes and duties if qualifying product seizures exceed 90 million cigarettes in a given year. In October 2014, this agreement was amended and the threshold was increased to 450 million cigarettes in a given year. This modification was effective as of July 2012. To date, our annual payments related to product seizures have been immaterial. Total charges related to the E.C. Agreement of $71 million, $81 million and $78 million were recorded in cost of sales in 2014, 2013 and 2012, respectively.

• Equity and Dividends

As discussed in Item 8, Note 9. Stock Plans to our consolidated financial statements, during 2014, we granted 2.4 million shares of deferred stock awards to eligible employees at a weighted-average grant date fair value of $77.79 per share. Equity awards generally vest three or more years after the date of the award, subject to earlier vesting on death or disability or normal retirement, or separation from employment by mutual agreement after reaching age 58.

In May 2012, our stockholders approved the Philip Morris International Inc. 2012 Performance Incentive Plan (the “2012 Plan”). The 2012 Plan replaced the 2008 Performance Incentive Plan (the “2008 Plan”), and, as a result, there will be no additional grants under the 2008 Plan. Under the 2012 Plan, we may grant to eligible employees restricted stock, restricted stock units and deferred stock units, performance-based cash incentive awards and performance-based equity awards. While the 2008 Plan authorized incentive stock options, non-qualified stock options and stock appreciation rights, the 2012 Plan does not authorize any grants of stock options or stock appreciation rights. Up to 30 million shares of our common stock may be issued under the 2012 Plan. At December 31, 2014, shares available for grant under the 2012 plan were 24,785,260.

On May 1, 2010, we began repurchasing shares under a three-year $12.0 billion share repurchase program that was authorized by our Board of Directors in February 2010. On July 31, 2012, we completed this share repurchase program ahead of schedule. In total, we purchased 179.1 million shares for $12.0 billion under this program.

On August 1, 2012, we began repurchasing shares under a new three-year $18.0 billion share repurchase program that was authorized by our Board of Directors in June 2012. From August 1, 2012, through December 31, 2014, we repurchased 144.6 million shares of our common stock at a cost of $12.7 billion under this repurchase program. During 2014, we repurchased 45.2 million shares at a cost of $3.8 billion.

On February 5, 2015, we announced that we do not plan any share repurchases in 2015. We will revisit the potential for such repurchases as the year unfolds, depending on the currency environment.

Dividends paid in 2014 were $6.0 billion. During the third quarter of 2014, our Board of Directors approved a 6.4% increase in the quarterly dividend to $1.00 per common share. As a result, the present annualized dividend rate is $4.00 per common share.

Market Risk

• Counterparty Risk - We predominantly work with financial institutions with strong short- and long-term credit ratings as assigned by Standard & Poor’s and Moody’s. These banks are also part of a defined group of relationship banks. Non-investment grade institutions are only used in certain emerging markets to the extent required by local business needs. We have a conservative approach when it comes to choosing financial counterparties and financial instruments. As such we do not invest or hold investments in any structured or equity-linked products. The majority of our cash and cash equivalents is currently invested in bank deposits maturing within less than 30 days.

We continuously monitor and assess the credit worthiness of all our counterparties.

• Derivative Financial Instruments - We operate in markets outside of the U.S., with manufacturing and sales facilities in various locations throughout the world. Consequently, we use certain financial instruments to manage our foreign currency and interest rate exposure. We use derivative financial instruments principally to reduce our exposure to market risks resulting from fluctuations in foreign exchange rates by creating offsetting exposures. We are not a party to leveraged derivatives and, by policy, do not use derivative financial instruments for speculative purposes.

See Item 8, Note 15. Financial Instruments, Item 8, Note 16. Fair Value Measurements and Item 8, Note 22. Balance Sheet Offsetting to our consolidated financial statements for further details on our derivative financial instruments and the related collateral arrangements.

• Value at Risk - We use a value at risk computation to estimate the potential one-day loss in the fair value of our interest-rate-sensitive financial instruments and to estimate the potential one-day loss in pre-tax earnings of our foreign currency price-sensitive derivative financial instruments. This computation includes our debt, short-term investments, and foreign currency forwards, swaps and options. Anticipated transactions, foreign currency trade payables and receivables, and net investments in foreign subsidiaries, which the foregoing instruments are intended to hedge, were excluded from the computation.

The computation estimates were made assuming normal market conditions, using a 95% confidence interval. We use a “variance/co-variance” model to determine the observed interrelationships between movements in interest rates and various currencies. These interrelationships were determined by observing interest rate and forward currency rate movements over the preceding quarter for determining value at risk at December 31, 2014 and 2013, and over each of the four preceding quarters for the calculation of average value at risk amounts during each year. The values of foreign currency options do not change on a one-to-one basis with the underlying currency and were valued accordingly in the computation.

The estimated potential one-day loss in fair value of our interest-rate-sensitive instruments, primarily debt, under normal market conditions and the estimated potential one-day loss in pre-tax earnings from foreign currency instruments under normal market conditions, as calculated in the value at risk model, were as follows:

	Pre-Tax Earnings Impact
(in millions)	At 12/31/14	Average	High	Low
Instruments sensitive to:
Foreign currency rates	$39	$25	$39	$13

	Fair Value Impact
(in millions)	At 12/31/14	Average	High	Low
Instruments sensitive to:
Interest rates	$95	$69	$95	$55

	Pre-Tax Earnings Impact
(in millions)	At 12/31/13	Average	High	Low
Instruments sensitive to:
Foreign currency rates	$16	$27	$43	$16

	Fair Value Impact
(in millions)	At 12/31/13	Average	High	Low
Instruments sensitive to:
Interest rates	$60	$75	$111	$56

The value at risk computation is a risk analysis tool designed to statistically estimate the maximum probable daily loss from adverse movements in interest and foreign currency rates under normal market conditions. The computation does not purport to represent actual losses in fair value or earnings to be incurred by us, nor does it consider the effect of favorable changes in market rates. We cannot predict actual future movements in such market rates and do not present these results to be indicative of future movements in market rates or to be representative of any actual impact that future changes in market rates may have on our future results of operations or financial position.

Contingencies

See Item 3 and Item 8, Note 21. Contingencies to our consolidated financial statements for a discussion of contingencies.

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
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and whether to invest in or remain invested in our securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this document, particularly in Item 1A. Risk Factors, and Business Environment of this section. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time, except in the normal course of our public disclosure obligations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this Item is included in Item 7, Market Risk.

Item 8.	Financial Statements and Supplementary Data.

Consolidated Balance Sheets
(in millions of dollars, except share data)

at December 31,	2014	2013
Assets
Cash and cash equivalents	$1,682	$2,154
Receivables (less allowances of $50 in 2014 and $53 in 2013)	4,004	3,853
Inventories:
Leaf tobacco	3,135	3,709
Other raw materials	1,696	1,596
Finished product	3,761	4,541
	8,592	9,846
Deferred income taxes	533	502
Other current assets	673	497
Total current assets	15,484	16,852
Property, plant and equipment, at cost:
Land and land improvements	639	671
Buildings and building equipment	3,620	4,013
Machinery and equipment	7,664	8,409
Construction in progress	836	864
	12,759	13,957
Less: accumulated depreciation	6,688	7,202
	6,071	6,755
Goodwill (Note 3)	8,388	8,893
Other intangible assets, net (Note 3)	2,985	3,193
Investments in unconsolidated subsidiaries (Note 4)	1,083	1,536
Other assets	1,176	939
Total Assets	$35,187	$38,168

See notes to consolidated financial statements.

at December 31,	2014	2013
Liabilities
Short-term borrowings (Note 7)	$1,208	$2,400
Current portion of long-term debt (Note 7)	1,318	1,255
Accounts payable	1,242	1,274
Accrued liabilities:
Marketing and selling	549	503
Taxes, except income taxes	5,490	6,492
Employment costs	1,135	949
Dividends payable	1,559	1,507
Other	1,375	1,382
Income taxes	1,078	1,192
Deferred income taxes	158	112
Total current liabilities	15,112	17,066
Long-term debt (Note 7)	26,929	24,023
Deferred income taxes	1,549	1,477
Employment costs	2,202	1,313
Other liabilities	598	563
Total liabilities	46,390	44,442
Contingencies (Note 21)
Stockholders’ (Deficit) Equity
Common stock, no par value (2,109,316,331 shares issued in 2014 and 2013)	—	—
Additional paid-in capital	710	723
Earnings reinvested in the business	29,249	27,843
Accumulated other comprehensive losses	(6,826)	(4,190)
	23,133	24,376
Less: cost of repurchased stock (562,416,635 and 520,313,919 shares in 2014 and 2013, respectively)	35,762	32,142
Total PMI stockholders’ deficit	(12,629)	(7,766)
Noncontrolling interests	1,426	1,492
Total stockholders’ deficit	(11,203)	(6,274)
Total Liabilities and Stockholders’ (Deficit) Equity	$35,187	$38,168

See notes to consolidated financial statements.

Consolidated Statements of Earnings
(in millions of dollars, except per share data)

for the years ended December 31,	2014	2013	2012
Net revenues	$80,106	$80,029	$77,393
Cost of sales	10,436	10,410	10,373
Excise taxes on products	50,339	48,812	46,016
Gross profit	19,331	20,807	21,004
Marketing, administration and research costs	7,001	6,890	6,961
Asset impairment and exit costs (Note 5)	535	309	83
Amortization of intangibles	93	93	97
Operating income	11,702	13,515	13,863
Interest expense, net (Note 14)	1,052	973	859
Earnings before income taxes	10,650	12,542	13,004
Provision for income taxes	3,097	3,670	3,833
Equity (income)/loss in unconsolidated subsidiaries, net	(105)	22	17
Net earnings	7,658	8,850	9,154
Net earnings attributable to noncontrolling interests	165	274	354
Net earnings attributable to PMI	$7,493	$8,576	$8,800
Per share data (Note 10):
Basic earnings per share	$4.76	$5.26	$5.17
Diluted earnings per share	$4.76	$5.26	$5.17

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Earnings
(in millions of dollars)

for the years ended December 31,	2014	2013	2012
Net earnings	$7,658	$8,850	$9,154
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of ($161) in 2014, $227 in 2013 and $6 in 2012	(1,746)	(1,876)	15
(Gains)/losses transferred to earnings, net of income taxes of $- in 2014 and $- in 2013	(5)	(12)	—
Change in net loss and prior service cost:
Net gains (losses) and prior service costs, net of income taxes of $167 in 2014, ($81) in 2013 and $144 in 2012	(1,148)	1,079	(943)
Amortization of net losses, prior service costs and net transition costs, net of income taxes of ($42) in 2014, ($49) in 2013 and ($37) in 2012	173	243	160
Change in fair value of derivatives accounted for as hedges:
Gains recognized, net of income taxes of ($13) in 2014, ($30) in 2013 and ($14) in 2012	98	206	99
Gains transferred to earnings, net of income taxes of $10 in 2014, $34 in 2013 and $3 in 2012	(38)	(235)	(22)
Total other comprehensive losses	(2,666)	(595)	(691)
Total comprehensive earnings	4,992	8,255	8,463
Less comprehensive earnings attributable to:
Noncontrolling interests	135	197	210
Redeemable noncontrolling interest (Note 23)	—	68	194
Comprehensive earnings attributable to PMI	$4,857	$7,990	$8,059

See notes to consolidated financial statements.

Consolidated Statements of Stockholders' (Deficit) Equity
(in millions of dollars, except per share data)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests		Total
Balances, January 1, 2012	$—	$1,235	$21,757	$(2,863)	$(19,900)	$322		$551
Net earnings			8,800			183	(1)	8,983	(1)
Other comprehensive earnings (losses), net of income taxes				(741)		27	(1)	(714)	(1)
Issuance of stock awards and exercise of stock options		100			118			218
Dividends declared ($3.24 per share)			(5,481)					(5,481)
Payments to noncontrolling interests						(209)		(209)
Purchase of subsidiary shares from noncontrolling interests		(1)				(1)		(2)
Common stock repurchased					(6,500)			(6,500)
Balances, December 31, 2012	—	1,334	25,076	(3,604)	(26,282)	322		(3,154)
Net earnings			8,576			175	(1)	8,751	(1)
Other comprehensive earnings (losses), net of income taxes				(535)		(29)	(1)	(564)	(1)
Issuance of stock awards and exercise of stock options		61			140			201
Dividends declared ($3.58 per share)			(5,809)					(5,809)
Payments to noncontrolling interests						(210)		(210)
Purchase of subsidiary shares from noncontrolling interests		(672)		(51)		(41)		(764)
Transfer of redeemable noncontrolling interest						1,275	(1)	1,275	(1)
Common stock repurchased					(6,000)			(6,000)
Balances, December 31, 2013	—	723	27,843	(4,190)	(32,142)	1,492		(6,274)
Net earnings			7,493			165		7,658
Other comprehensive earnings (losses), net of income taxes				(2,636)		(30)		(2,666)
Issuance of stock awards and exercise of stock options		(13)			180			167
Dividends declared ($3.88 per share)			(6,087)					(6,087)
Payments to noncontrolling interests						(207)		(207)
Common stock repurchased					(3,800)			(3,800)
Other						6		6
Balances, December 31, 2014	$—	$710	$29,249	$(6,826)	$(35,762)	$1,426		$(11,203)

(1) Net earnings attributable to noncontrolling interests exclude $171 million of earnings related to the redeemable noncontrolling interest, which was reported outside of the equity section in the consolidated balance sheet at December 31, 2012. Other comprehensive earnings (losses), net of income taxes, also exclude $25 million of net currency translation adjustment gains and $2 million of net loss and prior service cost losses related to the redeemable noncontrolling interest at December 31, 2012 . Net earnings attributable to noncontrolling interests exclude $99 million of earnings related to the redeemable noncontrolling interest, which was originally reported outside of the equity section and was included in the redeemable noncontrolling interest amount transferred to equity during 2013. Other comprehensive earnings (losses), net of income taxes, also exclude $33 million of net currency translation adjustment losses and a $2 million reduction of net loss and prior service costs related to the redeemable noncontrolling interest prior to the date of transfer. In December 2013, the redeemable noncontrolling interest balance of $1,275 million was reclassified to noncontrolling interests due to the termination of an exit rights agreement. For further details, see Note 23. Redeemable Noncontrolling Interest.

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(in millions of dollars)

for the years ended December 31,	2014	2013	2012
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net earnings	$7,658	$8,850	$9,154
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	889	882	898
Deferred income tax benefit	(62)	(28)	(248)
Asset impairment and exit costs, net of cash paid	175	288	26
Cash effects of changes, net of the effects from acquired companies:
Receivables, net	(463)	(449)	(398)
Inventories	105	(1,413)	(728)
Accounts payable	177	103	10
Income taxes	(230)	(331)	638
Accrued liabilities and other current assets	(507)	1,880	(183)
Pension plan contributions	(191)	(150)	(207)
Other	188	503	459
Net cash provided by operating activities	7,739	10,135	9,421
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Capital expenditures	(1,153)	(1,200)	(1,056)
Investments in unconsolidated subsidiaries	(29)	(1,418)	(6)
Purchase of businesses, net of acquired cash	(110)	—	—
Other	296	(62)	70
Net cash used in investing activities	(996)	(2,680)	(992)

See notes to consolidated financial statements.

for the years ended December 31,	2014	2013	2012
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Short-term borrowing activity by original maturity:
Net issuances (repayments) - maturities of 90 days or less	$(516)	$(1,099)	$1,515
Issuances - maturities longer than 90 days	1,007	2,000	603
Repayments - maturities longer than 90 days	(1,571)	(849)	(1,220)
Long-term debt proceeds	5,591	7,181	5,516
Long-term debt repaid	(1,240)	(2,738)	(2,237)
Repurchases of common stock	(3,833)	(5,963)	(6,525)
Dividends paid	(6,035)	(5,720)	(5,404)
Purchase of subsidiary shares from noncontrolling interests	—	(703)	(2)
Other	(242)	(324)	(346)
Net cash used in financing activities	(6,839)	(8,215)	(8,100)
Effect of exchange rate changes on cash and cash equivalents	(376)	(69)	104
Cash and cash equivalents:
(Decrease) Increase	(472)	(829)	433
Balance at beginning of year	2,154	2,983	2,550
Balance at end of year	$1,682	$2,154	$2,983

Cash Paid:
Interest	$1,068	$978	$986
Income taxes	$3,577	$3,999	$3,420

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1.

Background and Basis of Presentation:

Background
Philip Morris International Inc. is a holding company incorporated in Virginia, U.S.A., whose subsidiaries and affiliates and their licensees are engaged in the manufacture and sale of cigarettes, other tobacco products and other nicotine-containing products in markets outside of the United States of America. Throughout these financial statements, the term "PMI" refers to Philip Morris International Inc. and its subsidiaries.
Basis of presentation
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of net revenues and expenses during the reporting periods. Significant estimates and assumptions include, among other things: pension and benefit plan assumptions; useful lives and valuation assumptions of goodwill and other intangible assets; marketing programs, and income taxes. Actual results could differ from those estimates.
The consolidated financial statements include PMI, as well as its wholly owned and majority-owned subsidiaries. Investments in which PMI exercises significant influence (generally 20%-50% ownership interest) are accounted for under the equity method of accounting. Investments in which PMI has an ownership interest of less than 20%, or does not exercise significant influence, are accounted for under the cost method of accounting. All intercompany transactions and balances have been eliminated.

Note 2.

Summary of Significant Accounting Policies:

Cash and cash equivalents
Cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less.

Depreciation
Property, plant and equipment are stated at historical cost and depreciated by the straight-line method over the estimated useful lives of the assets. Machinery and equipment are depreciated over periods ranging from 3 to 15 years, and buildings and building improvements over periods up to 40 years. Depreciation expense for 2014, 2013 and 2012 was $796 million, $789 million and $801 million, respectively.

Goodwill and non-amortizable intangible assets valuation

PMI tests goodwill and non-amortizable intangible assets for impairment annually or more frequently if events occur that would warrant such review. PMI performs its annual impairment analysis in the first quarter of each year. The impairment analysis involves comparing the fair value of each reporting unit or non-amortizable intangible asset to the carrying value. If the carrying value exceeds the fair value, goodwill or a non-amortizable intangible asset is considered impaired. To determine the fair value of goodwill, PMI primarily uses a discounted cash flow model, supported by the market approach using earnings multiples of comparable companies. To determine the fair value of non-amortizable intangible assets, PMI primarily uses a discounted cash flow model applying the relief-from-royalty method. These discounted cash flow models include management assumptions relevant for forecasting operating cash flows, which are subject to changes in business conditions, such as volumes and prices, costs to produce, discount rates and estimated capital needs. Management considers historical experience and all available information at the time the fair values are estimated, and PMI believes these assumptions are consistent with the assumptions a hypothetical marketplace participant would use. PMI concluded that the fair value of our reporting units and non-amortizable intangible assets exceeded the carrying value, and any reasonable movement in the assumptions would not result in an impairment. Since the March 28, 2008, spin-off from Altria Group, Inc. ("Altria"), PMI has not recorded a charge to earnings for an impairment of goodwill or non-amortizable intangible assets.

Foreign currency translation
PMI translates the results of operations of its subsidiaries and affiliates using average exchange rates during each period, whereas balance sheet accounts are translated using exchange rates at the end of each period. Currency translation adjustments are recorded as a component of stockholders’ (deficit) equity. In addition, some of PMI’s subsidiaries have assets and liabilities denominated in currencies other than their functional currencies, and to the extent those are not designated as net investment hedges, these assets and liabilities generate transaction gains and losses when translated into their respective functional currencies. PMI recorded net transaction losses of $174 million, $123 million and $51 million for the years ended December 31, 2014, 2013 and 2012, respectively, in marketing, administration and research costs on the consolidated statements of earnings.

Hedging instruments
Derivative financial instruments are recorded at fair value on the consolidated balance sheets as either assets or liabilities. Changes in the fair value of derivatives are recorded each period either in accumulated other comprehensive losses on the consolidated balance sheet, or in earnings, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive losses are reclassified to the consolidated statements of earnings in the periods in which operating results are affected by the hedged item. Cash flows from hedging instruments are classified in the same manner as the affected hedged item in the consolidated statements of cash flows.

Impairment of long-lived assets
PMI reviews long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. PMI performs undiscounted operating cash flow analyses to determine if an impairment exists. For purposes of recognition and measurement of an impairment for assets held for use, PMI groups assets and liabilities at the lowest level for which cash flows are separately identifiable. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

Impairment of investments in unconsolidated subsidiaries
Investments in unconsolidated subsidiaries are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. An impairment loss would be recorded whenever a decline in value of an equity investment below its carrying amount is determined to be other than temporary. PMI determines whether a loss is other than temporary by considering the length of time and extent to which the fair value of the equity investment has been less than the carrying amount, the financial condition of the equity investment, and the intent to retain the investment for a period of time is sufficient to allow for any anticipated recovery in market value.
Income taxes
Income tax provisions for jurisdictions outside the United States, as well as state and local income tax provisions, are determined on a separate company basis, and the related assets and liabilities are recorded in PMI’s consolidated balance sheets. Significant judgment is required in determining income tax provisions and in evaluating tax positions. PMI recognizes accrued interest and penalties associated with uncertain tax positions as part of the provision for income taxes on the consolidated statements of earnings.

Inventories
Inventories are stated at the lower of cost or market. The first-in, first-out and average cost methods are used to cost substantially all inventories. It is a generally recognized industry practice to classify leaf tobacco inventory as a current asset, although part of such inventory, because of the duration of the aging process, ordinarily would not be utilized within one year.

Marketing costs
PMI promotes its products with advertising, consumer incentives and trade promotions. Such programs include, but are not limited to, discounts, rebates, in-store display incentives and volume-based incentives. Advertising costs are expensed as incurred. Trade promotions are recorded as a reduction of revenues based on amounts estimated as being due to customers at the end of a period, based principally on historical utilization. For interim reporting purposes, advertising and certain consumer incentive expenses are charged to earnings based on estimated sales and related expenses for the full year.

Revenue recognition
PMI recognizes revenues, net of sales incentives and including shipping and handling charges billed to customers, either upon shipment or delivery of goods when title and risk of loss pass to customers. Excise taxes billed by PMI to customers are reported in net revenues. Shipping and handling costs are classified as part of cost of sales and were $844 million, $833 million and $802 million for the years ended December 31, 2014, 2013 and 2012, respectively.
On May 28, 2014, the Financial Accounting Standards Board issued Accounting Standards Update ASU 2014-09, "Revenue from Contracts with Customers." For further details, see Note 24. New Accounting Standards.

Software costs
PMI capitalizes certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use. Capitalized software costs are included in property, plant and equipment on PMI’s consolidated balance sheets and are amortized on a straight-line basis over the estimated useful lives of the software, which do not exceed five years.

Stock-based compensation
PMI measures compensation cost for all stock-based awards at fair value on date of grant and recognizes the compensation costs over the service periods for awards expected to vest. The fair value of restricted stock and deferred stock is determined based on the number of shares granted and the market value at date of grant.
Excess tax benefits from the vesting of stock-based awards of $5 million, $13 million and $24 million were recognized in additional paid-in capital as of December 31, 2014, 2013 and 2012, respectively, and were presented as financing cash flows.

Note 3.

Goodwill and Other Intangible Assets, net:
Goodwill and other intangible assets, net, by segment were as follows:

	Goodwill		Other Intangible Assets, net
(in millions)	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
European Union	$1,398	$1,472	$582	$604
Eastern Europe, Middle East & Africa	517	617	215	228
Asia	3,904	3,960	1,207	1,251
Latin America & Canada	2,569	2,844	981	1,110
Total	$8,388	$8,893	$2,985	$3,193

Goodwill is due primarily to PMI’s acquisitions in Canada, Colombia, Greece, Indonesia, Mexico, Pakistan and Serbia, as well as the business combination in the Philippines. The movements in goodwill were as follows:

(in millions)	European Union	Eastern Europe, Middle East & Africa	Asia	Latin America & Canada	Total
Balance at January 1, 2013	$1,448	$637	$4,791	$3,024	$9,900
Changes due to:
Currency	24	(20)	(831)	(180)	(1,007)
Balance at December 31, 2013	1,472	617	3,960	2,844	8,893
Changes due to:
Acquisitions	118	—	—	2	120
Currency	(192)	(100)	(56)	(277)	(625)
Balance at December 31, 2014	$1,398	$517	$3,904	$2,569	$8,388
The increase in goodwill from acquisitions was due primarily to the purchase price allocation for PMI's June 2014 purchase of Nicocigs Limited, a U.K.-based e-vapor company. For further details, see Note 6. Acquisitions and Other Business Arrangements.

Additional details of other intangible assets were as follows:

	December 31, 2014		December 31, 2013
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$1,704		$1,798
Amortizable intangible assets	1,877	$596	1,940	$545
Total other intangible assets	$3,581	$596	$3,738	$545

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia in 2005 and Mexico in 2007. Amortizable intangible assets primarily consist of certain trademarks, distribution networks and non-compete agreements associated with business combinations. The gross carrying amount, range of useful lives as well as the weighted-average remaining useful life of amortizable intangible assets at December 31, 2014, were as follows:

Description (dollars in millions)	Gross Carrying Amount	Initial Estimated Useful Lives	Weighted-Average Remaining Useful Life
Trademarks	$1,499	2 - 40 years	23 years
Distribution networks	168	5 - 30 years	13 years
Non-compete agreements	120	4 - 10 years	0.4 years
Other (including farmer contracts and intellectual property rights)	90	10 - 17 years	12 years
	$1,877

Pre-tax amortization expense for intangible assets during the years ended December 31, 2014, 2013 and 2012, was $93 million, $93 million and $97 million, respectively. Amortization expense for each of the next five years is estimated to be $82 million or less, assuming no additional transactions occur that require the amortization of intangible assets.

The decrease in the gross carrying amount of other intangible assets from December 31, 2013, was due primarily to currency movements, partially offset by the purchase price allocation for PMI's June 2014 purchase of Nicocigs Limited, as well as the purchase of additional patent rights related to an aerosol delivery technology acquired in 2011.

Note 4.

Investments in Unconsolidated Subsidiaries:

At December 31, 2014 and 2013, PMI had total investments in unconsolidated subsidiaries of $1,083 million and $1,536 million, respectively, which were accounted for under the equity method of accounting. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses and movements in currency translation adjustments. The carrying value of our equity method investments at the acquisition date exceeded our share of the unconsolidated subsidiaries' book value by $1,417 million, including $1,264 million attributable to goodwill. The difference between the investment carrying value and the amount of underlying equity in net assets, excluding the $1,264 million attributable to goodwill, is being amortized on a straight-line basis over the underlying assets' estimated useful lives of 3 to 20 years. During the years ended December 31, 2014 and 2013, PMI received dividends from unconsolidated subsidiaries of $107 million and $1 million, respectively.
On September 30, 2013, PMI acquired a 49% equity interest in United Arab Emirates-based Arab Investors-TA (FZC) (“AITA”) for approximately $625 million. As a result of this transaction, PMI holds an approximate 25% economic interest in Société des Tabacs Algéro-Emiratie (“STAEM”), an Algerian joint venture that is 51% owned by AITA and 49% by the Algerian state-owned enterprise Société Nationale des Tabacs et Allumettes SpA. STAEM manufactures and distributes under license some of PMI’s brands. The initial investment in AITA was recorded at cost and is included in investments in unconsolidated subsidiaries on the consolidated balance sheets.
On December 12, 2013, PMI acquired from Megapolis Investment BV a 20% equity interest in Megapolis Distribution BV, the holding company of CJSC TK Megapolis ("Megapolis"), PMI's distributor in Russia, for a purchase price of $760 million. An additional payment of up to $100 million, which is contingent on Megapolis's operational performance over the four fiscal years following the closing of the transaction, will also be made by PMI if the performance criteria are satisfied. PMI has also agreed to provide Megapolis Investment BV with a $100 million interest-bearing loan. PMI and Megapolis Investment BV have agreed to set off any future contingent payments owed by PMI against the future repayments due under the loan agreement. Any loan repayments in excess of the contingent consideration earned by the performance of Megapolis are due to be repaid, in cash, to PMI on March 31, 2017. At December 31, 2013, PMI had recorded a $100 million asset related to the loan receivable and a discounted liability of $86 million related to the contingent consideration. The initial investment in Megapolis was recorded at cost and is included in investments in unconsolidated subsidiaries on the consolidated balance sheets.
At December 31, 2014 and 2013, PMI's investments in other unconsolidated subsidiaries were $38 million and $42 million, respectively, with ownership percentages ranging from 40% to 50%.
PMI’s earnings activity from unconsolidated subsidiaries was as follows:

	For the Years Ended December 31,
(in millions)	2014	2013

Net revenues	$5,508	$345

PMI’s balance sheet activity related to unconsolidated subsidiaries was as follows:

	At December 31,
(in millions)	2014	2013

Receivables	$407	$470
Notes receivable	$100	$100
Other liabilities	$93	$86

The activity primarily related to agreements with PMI’s unconsolidated subsidiaries within the Eastern Europe, Middle East & Africa Region. These agreements, which are in the ordinary course of business, are primarily for distribution, contract manufacturing and licenses. PMI eliminated its respective share of all significant intercompany transactions with the equity method investees.

Note 5.

Asset Impairment and Exit Costs:

During 2014, 2013 and 2012, pre-tax asset impairment and exit costs consisted of the following:

(in millions)	2014	2013	2012
Separation programs:
European Union	$351	$13	$—
Eastern Europe, Middle East & Africa	2	14	—
Asia	35	19	13
Latin America & Canada	3	5	29
Total separation programs	391	51	42
Contract termination charges:
Eastern Europe, Middle East & Africa	—	250	—
Asia	—	8	13
Total contract termination charges	—	258	13
Asset impairment charges:
European Union	139	—	5
Eastern Europe, Middle East & Africa	—	—	5
Asia	—	—	13
Latin America & Canada	5	—	5
Total asset impairment charges	144	—	28
Asset impairment and exit costs	$535	$309	$83

Movement in Exit Cost Liabilities
The movement in exit cost liabilities for PMI was as follows:

(in millions)
Liability balance, January 1, 2013	$20
Charges	309
Cash spent	(21)
Currency/other	—
Liability balance, December 31, 2013	$308
Charges, net	391
Cash spent	(360)
Currency/other	(69)
Liability balance, December 31, 2014	$270

Cash payments related to exit costs at PMI were $360 million, $21 million and $57 million for the years ended December 31, 2014, 2013 and 2012, respectively. Future cash payments for exit costs incurred to date are expected to be approximately $270 million, and will be substantially paid by the end of 2015.

The pre-tax asset impairment and exit costs shown above are primarily a result of the following:

The Netherlands

On April 4, 2014, PMI announced the initiation by its affiliate, Philip Morris Holland B.V. (“PMH”), of consultations with employee representatives on a proposal to discontinue cigarette production at its factory located in Bergen op Zoom, the Netherlands. PMH reached an agreement with the trade unions and their members on a social plan and ceased cigarette production on September 1, 2014. During 2014, total pre-tax asset impairment and exit costs of $489 million were recorded for this program. This amount includes employee separation costs of $343 million, asset impairment costs of $139 million and other separation costs of $7 million.

Other
Separation Program Charges
PMI recorded other pre-tax separation program charges of $41 million, $51 million and $42 million for the years ended December 31, 2014, 2013 and 2012, respectively. The 2014 other pre-tax separation program charges primarily related to severance costs for factory closures in Australia and Canada and the restructuring of the U.S. leaf purchasing model. The 2013 pre-tax separation program charges primarily related to the restructuring of global and regional functions based in Switzerland and Australia. The 2012 pre-tax separation program charges primarily related to severance costs associated with factory restructurings.

Contract Termination Charges
During 2013, PMI recorded exit costs of $258 million related to the termination of distribution agreements in Eastern Europe, Middle East & Africa (due to a new business model in Egypt) and Asia. During 2012, PMI recorded exit costs of $13 million related to the termination of distribution agreements in Asia.

Asset Impairment Charges
During 2014, PMI recorded other pre-tax asset impairment charges of $5 million related to a factory closure in Canada. During 2012, PMI recorded pre-tax asset impairment charges of $28 million primarily related to the consolidation of R&D activities as well as charges for factory restructurings.

Note 6.

Acquisitions and Other Business Arrangements:

In June 2014, PMI acquired 100% of Nicocigs Limited, a leading U.K.-based e-vapor company, for the final purchase price of $103 million, net of cash acquired, with additional contingent payments of up to $77 million, primarily relating to performance targets over a three-year period. As of December 31, 2014, the additional contingent payments were projected to be up to $62 million over the remaining two-year period. For additional information regarding this contingent consideration, see Note 16. Fair Value Measurements.

In May 2013, PMI announced that Grupo Carso, S.A.B. de C.V. ("Grupo Carso") would sell to PMI its remaining 20% interest in PMI's Mexican tobacco business. The sale was completed on September 30, 2013, for $703 million. As a result, PMI now owns 100% of its Mexican tobacco business. A director of PMI has an affiliation with Grupo Carso. The final purchase price is subject to a potential adjustment based on the actual performance of the Mexican tobacco business over the three-year period ending two fiscal years after the closing of the purchase. In addition, upon declaration, PMI agreed to pay a dividend of approximately $38 million to Grupo Carso related to the earnings of the Mexican tobacco business for the nine months ended September 30, 2013. In March 2014, the dividend was declared and paid. The purchase of the remaining 20% interest resulted in a decrease to PMI's additional paid-in capital of $672 million.
The effects of these and other smaller acquisitions were not material to PMI's consolidated financial position, results of operations or operating cash flows in any of the periods presented.

Note 7.

Indebtedness:

Short-Term Borrowings

At December 31, 2014 and 2013, PMI’s short-term borrowings and related average interest rates consisted of the following:

	December 31, 2014		December 31, 2013
(in millions)	Amount Outstanding	Average Year-End Rate	Amount Outstanding	Average Year-End Rate
Commercial paper	$—	—%	$1,387	0.1%
Bank loans	1,208	4.9	1,013	5.7
	$1,208		$2,400
Given the mix of subsidiaries and their respective local economic environments, the average interest rate for bank loans above can vary significantly from day to day and country to country.
The fair values of PMI’s short-term borrowings at December 31, 2014 and 2013, based upon current market interest rates, approximate the amounts disclosed above.

Long-Term Debt

At December 31, 2014 and 2013, PMI’s long-term debt consisted of the following:

	December 31,
(in millions)	2014	2013
U.S. dollar notes, 0.277% to 6.375% (average interest rate 3.790%), due through 2044	$17,229	$16,500
Foreign currency obligations:
Euro notes, 1.750% to 5.875% (average interest rate 3.104%), due through 2033	9,161	7,303
Swiss franc notes, 0.750% to 2.000% (average interest rate 1.217%), due through 2024	1,690	1,289
Other (average interest rate 3.587%), due through 2024	167	186
	28,247	25,278
Less current portion of long-term debt	1,318	1,255
	$26,929	$24,023
Other debt:
Other foreign currency debt above includes mortgage debt in Switzerland and capital lease obligations at December 31, 2014 and 2013.

Debt Issuances Outstanding:
PMI’s debt issuances outstanding at December 31, 2014, were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity
U.S. dollar notes		$400	Floating	March 2013	February 2015
U.S. dollar notes		$650	2.500%	May 2011	May 2016
U.S. dollar notes		$600	2.500%	August 2011(a)	May 2016
U.S. dollar notes		$550	1.625%	March 2012	March 2017
U.S. dollar notes		$750	1.125%	August 2012	August 2017
U.S. dollar notes		$500	1.250%	November 2014	November 2017
U.S. dollar notes		$2,500	5.650%	May 2008	May 2018
U.S. dollar notes		$750	1.875%	November 2013	January 2019
U.S. dollar notes		$1,000	4.500%	March 2010	March 2020
U.S. dollar notes		$350	4.125%	May 2011	May 2021
U.S. dollar notes		$750	2.900%	November 2011	November 2021
U.S. dollar notes		$750	2.500%	August 2012	August 2022
U.S. dollar notes		$600	2.625%	March 2013	March 2023
U.S. dollar notes		$500	3.600%	November 2013	November 2023
U.S. dollar notes		$750	3.250%	November 2014	November 2024
U.S. dollar notes		$1,500	6.375%	May 2008	May 2038
U.S. dollar notes		$750	4.375%	November 2011	November 2041
U.S. dollar notes		$700	4.500%	March 2012	March 2042
U.S. dollar notes		$750	3.875%	August 2012	August 2042
U.S. dollar notes		$850	4.125%	March 2013	March 2043
U.S. dollar notes		$750	4.875%	November 2013	November 2043
U.S. dollar notes		$750	4.250%	November 2014	November 2044
EURO notes	(b)	€750 (approximately $1,105)	5.875%	September 2008	September 2015
EURO notes	(b)	€750 (approximately $976)	5.750%	March 2009	March 2016
EURO notes	(b)	€750 (approximately $951)	2.125%	May 2012	May 2019
EURO notes	(b)	€1,250 (approximately $1,621)	1.750%	March 2013	March 2020
EURO notes	(b)	€750 (approximately $1,029)	1.875%	March 2014	March 2021
EURO notes	(b)	€600 (approximately $761)	2.875%	May 2012	May 2024
EURO notes	(b)	€750 (approximately $972)	2.750%	March 2013	March 2025
EURO notes	(b)	€1,000 (approximately $1,372)	2.875%	March 2014	March 2026
EURO notes	(b)	€500 (approximately $697)	2.875%	May 2014	May 2029
EURO notes	(b)	€500 (approximately $648)	3.125%	June 2013	June 2033
Swiss franc notes	(b)	CHF325 (approximately $362)	1.000%	December 2011	December 2016
Swiss franc notes	(b)	CHF200 (approximately $217)	0.875%	March 2013	March 2019
Swiss franc notes	(b)	CHF275 (approximately $311)	0.750%	May 2014	December 2019
Swiss franc notes	(b)	CHF325 (approximately $334)	1.000%	September 2012	September 2020
Swiss franc notes	(b)	CHF300 (approximately $335)	2.000%	December 2011	December 2021
Swiss franc notes	(b)	CHF250 (approximately $283)	1.625%	May 2014	May 2024

(a) These notes are a further issuance of the 2.500% notes issued by PMI in May 2011.
(b) USD equivalents for foreign currency notes were calculated based on exchange rates on the date of issuance.
The net proceeds from the sale of the securities listed in the table above were used to meet PMI’s working capital requirements, to repurchase PMI’s common stock, to refinance debt and for general corporate purposes.

Aggregate maturities:
Aggregate maturities of long-term debt are as follows:

(in millions)
2015	$1,318
2016	2,494
2017	1,805
2018	2,502
2019	2,144
2020-2024	8,751
2025-2029	2,870
Thereafter	6,658
28,542
Debt discounts	(295)
Total long-term debt	$28,247

See Note 16. Fair Value Measurements for additional disclosures related to the fair value of PMI’s debt.

Credit Facilities

On January 31, 2014, PMI extended the term of its $2.0 billion 364-day revolving credit facility until February 10, 2015. On February 28, 2014, PMI replaced its $2.5 billion multi-year revolving credit facility, expiring March 31, 2015, with a new $2.5 billion multi-year credit facility, expiring on February 28, 2019.

At December 31, 2014, PMI’s total committed credit facilities and commercial paper outstanding were as follows:

Type (in billions of dollars)	Committed Credit Facilities	Commercial Paper
364-day revolving credit, expiring February 10, 2015	$2.0
Multi-year revolving credit, expiring February 28, 2019	2.5
Multi-year revolving credit, expiring October 25, 2016	3.5
Total facilities	$8.0
Commercial paper outstanding		$—

At December 31, 2014, there were no borrowings under these committed credit facilities, and the entire committed amounts were available for borrowing.

On January 23, 2015, PMI entered into an agreement to extend the term of its existing $2.0 billion 364-day revolving credit facility, effective February 10, 2015, until February 9, 2016.  On January 23, 2015, PMI also entered into an agreement to extend the term of its existing $2.5 billion multi-year revolving credit facility, effective February 28, 2015, until February 28, 2020.

Each of these facilities requires PMI to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“consolidated EBITDA”) to consolidated interest expense of not less than 3.5 to 1.0 on a rolling four-quarter basis. At December 31, 2014, PMI’s ratio calculated in accordance with the agreements was 12.2 to 1.0. These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require PMI to post collateral. The terms “consolidated EBITDA” and

“consolidated interest expense,” both of which include certain adjustments, are defined in the facility agreements previously filed with the Securities and Exchange Commission.

In addition to the committed credit facilities discussed above, certain subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $3.2 billion at December 31, 2014, and $2.4 billion at December 31, 2013, are for the sole use of the subsidiaries. Borrowings under these arrangements amounted to $1.2 billion at December 31, 2014, and $1.0 billion at December 31, 2013.

Note 8.

Capital Stock:

Shares of authorized common stock are 6.0 billion; issued, repurchased and outstanding shares were as follows:

	Shares Issued	Shares Repurchased	Shares Outstanding
Balances, January 1, 2012	2,109,316,331	(383,407,665)	1,725,908,666
Repurchase of shares		(74,897,499)	(74,897,499)
Issuance of stock awards and exercise of stock options		2,601,817	2,601,817
Balances, December 31, 2012	2,109,316,331	(455,703,347)	1,653,612,984
Repurchase of shares		(67,231,392)	(67,231,392)
Issuance of stock awards and exercise of stock options		2,620,820	2,620,820
Balances, December 31, 2013	2,109,316,331	(520,313,919)	1,589,002,412
Repurchase of shares		(45,206,473)	(45,206,473)
Issuance of stock awards and exercise of stock options		3,103,757	3,103,757
Balances, December 31, 2014	2,109,316,331	(562,416,635)	1,546,899,696

On May 1, 2010, PMI commenced a $12.0 billion three-year share repurchase program. On July 31, 2012, PMI completed, ahead of schedule, the $12.0 billion share repurchase program, which resulted in the purchase of 179.1 million shares at an average price of $66.99 per share. On August 1, 2012, PMI commenced a three-year $18 billion share repurchase program that was authorized by PMI's Board of Directors in June 2012. From August 1, 2012, through December 31, 2014, PMI repurchased 144.6 million shares of its common stock at a cost of $12.7 billion, or $87.48 per share, under this repurchase program. During 2014, 2013 and 2012, PMI repurchased $3.8 billion, $6.0 billion and $6.5 billion, respectively, of its common stock.

At December 31, 2014, 32,540,541 shares of common stock were reserved for stock awards under PMI’s stock plans, and 250 million shares of preferred stock, without par value, were authorized but unissued. PMI currently has no plans to issue any shares of preferred stock.

Note 9.

Stock Plans:

Performance Incentive Plan and Stock Compensation Plan for Non-Employee Directors

In May 2012, PMI's stockholders approved the Philip Morris International Inc. 2012 Performance Incentive Plan (the "2012 Plan"). The 2012 Plan replaced the 2008 Performance Incentive Plan (the "2008 Plan"), and, as a result, there will be no additional grants under the 2008 Plan. Under the 2012 Plan, PMI may grant to eligible employees restricted stock, restricted stock units and deferred stock units, performance-based cash incentive awards and performance-based equity awards. While the 2008 Plan authorized incentive stock options, non-qualified stock options and stock appreciation rights, the 2012 Plan does not authorize any stock options or stock appreciation rights. Up to 30 million shares of PMI’s common stock may be issued under the 2012 Plan. At December 31, 2014, shares available for grant under the 2012 Plan were 24,785,260.

In 2008, PMI adopted the Philip Morris International Inc. 2008 Stock Compensation Plan for Non-Employee Directors (the “Non-Employee Directors Plan”). A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the Non-Employee Directors Plan. As of December 31, 2014, shares available for grant under the plan were 715,904.

Restricted and Deferred Stock Awards

PMI may grant restricted stock and deferred stock awards to eligible employees; recipients may not sell, assign, pledge or otherwise encumber such shares or awards. Such shares or awards are subject to forfeiture if certain employment conditions are not met. Restricted stock and deferred stock awards generally vest on the third anniversary of the grant date. Shares of restricted stock carry voting and dividend rights. Deferred stock awards carry no such rights, although they do earn dividend equivalents.

During 2014, the activity for restricted stock and deferred stock awards was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at January 1, 2014	8,819,300	$75.05
Granted	2,426,350	77.79
Vested	(3,974,560)	64.10
Forfeited	(231,713)	81.91
Balance at December 31, 2014	7,039,377	$81.94

The weighted-average grant date fair value of the restricted stock and deferred stock awards granted to PMI employees during the years ended December 31, 2014, 2013 and 2012, was $189 million, $246 million and $258 million, or $77.79, $88.43 and $79.59 per restricted or deferred share, respectively. The fair value of the restricted stock and deferred stock awards at the date of grant is amortized to expense ratably over the restriction period. PMI recorded compensation expense for the restricted and deferred stock awards of $210 million, $220 million and $242 million for the years ended December 31, 2014, 2013 and 2012, respectively. During the first quarter of 2012, compensation expense included approximately $27 million of accelerated expense primarily associated with employees approaching or reaching certain age milestones that accelerate the vesting. As of December 31, 2014, PMI had $186 million of total unrecognized compensation costs related to non-vested restricted and deferred stock awards. These costs are expected to be recognized over a weighted-average period of two years, subject to earlier vesting on death or disability or normal retirement, or separation from employment by mutual agreement after reaching age 58.

During the year ended December 31, 2014, 4.0 million shares of PMI restricted and deferred stock awards vested. The grant date fair value of all the vested shares was approximately $255 million. The total fair value of the awards that vested in 2014 was approximately $320 million.

During the year ended December 31, 2013, 3.3 million shares of PMI restricted and deferred stock awards vested. The grant date fair value of all the vested shares was approximately $164 million. The total fair value of the awards that vested in 2013 was approximately $296 million.

During the year ended December 31, 2012, 3.7 million shares of PMI restricted and deferred stock awards vested. The grant date fair value of all the vested shares was approximately $148 million. The total fair value of the awards that vested in 2012 was approximately $298 million.

Stock Option Awards

At December 31, 2014, PMI had no shares subject to option remaining under the 2008 Plan. The activity during 2014 was as follows:

	Shares Subject to Option	Weighted- Average Exercise Price
Balance at January 1, 2014	22,714	$28.38
Options exercised	(22,714)	28.38
Options cancelled	—	—
Balance at December 31, 2014	—	$—
For the years ended December 31, 2014, 2013 and 2012, the total intrinsic value of PMI stock options exercised was $1 million, $1 million and $2 million, respectively.

Note 10.

Earnings per Share:

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and therefore are included in PMI’s earnings per share calculation pursuant to the two-class method.

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Net earnings attributable to PMI	$7,493	$8,576	$8,800
Less distributed and undistributed earnings attributable to share-based payment awards	34	45	48
Net earnings for basic and diluted EPS	$7,459	$8,531	$8,752
Weighted-average shares for basic and diluted EPS	1,566	1,622	1,692

For the 2014, 2013 and 2012 computations, there were no antidilutive stock options.

Note 11.

Income Taxes:

Earnings before income taxes and provision for income taxes consisted of the following for the years ended December 31, 2014, 2013 and 2012:

(in millions)	2014	2013	2012
Earnings before income taxes	$10,650	$12,542	$13,004
Provision for income taxes:
United States federal and state:
Current	$(56)	$247	$226
Deferred	162	(5)	(61)
Total United States	106	242	165
Outside United States:
Current	3,215	3,451	3,855
Deferred	(224)	(23)	(187)
Total outside United States	2,991	3,428	3,668
Total provision for income taxes	$3,097	$3,670	$3,833

United States income tax is primarily attributable to repatriation costs.

At December 31, 2014, applicable United States federal income taxes and foreign withholding taxes have not been provided on approximately $23 billion of accumulated earnings of foreign subsidiaries that are expected to be permanently reinvested. These earnings have been or will be invested to support the growth of PMI's international business. Further, PMI does not foresee a need to repatriate these earnings to the U.S. since its U.S. cash requirements are supported by distributions from foreign entities of earnings that have not been designated as permanently reinvested and existing credit facilities. Repatriation of earnings from foreign subsidiaries for which PMI has asserted that the earnings are permanently reinvested would result in additional U.S. income and foreign withholding taxes. The determination of the amount of deferred tax related to these earnings is not practicable due to the complexity of the U.S. foreign tax credit regime, as well as differences between earnings determined for book and tax purposes mainly resulting from intercompany transactions, purchase accounting and currency fluctuations.

On March 28, 2008, PMI entered into a Tax Sharing Agreement (the “Tax Sharing Agreement”) with Altria. The Tax Sharing Agreement generally governs PMI’s and Altria’s respective rights, responsibilities and obligations for pre-distribution periods and for potential taxes on the spin-off of PMI by Altria. With respect to any potential tax resulting from the spin-off of PMI by Altria, responsibility for the tax will be allocated to the party that acted (or failed to act) in a manner that resulted in the tax.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2014	2013	2012
Balance at January 1,	$114	$124	$104
Additions based on tax positions related to the current year	20	15	9
Additions for tax positions of previous years	11	3	309
Reductions for tax positions of prior years	(3)	(2)	(1)
Reductions due to lapse of statute of limitations	(8)	(16)	—
Settlements	(3)	(10)	(297)
Other	(8)	—	—
Balance at December 31,	$123	$114	$124

During 2012, PMI recorded additions to the unrecognized tax benefits liability for tax positions of previous years of $309 million. Included in this amount is $287 million, which is related to the conclusion of the IRS examination of Altria's consolidated tax returns for the years 2004-2006. The settlement with the IRS resulted in a reduction of the unrecognized tax benefits liability of $296 million in the same period (reflected in the $297 million of settlements in the table above). After consideration of the impact of the settlement on repatriation costs for subsequent tax years as well as interest costs, the net impact on the 2012 effective tax rate was $79 million, as noted below.

Unrecognized tax benefits and PMI’s liability for contingent income taxes, interest and penalties were as follows:

(in millions)	December 31, 2014	December 31, 2013	December 31, 2012
Unrecognized tax benefits	$123	$114	$124
Accrued interest and penalties	40	24	37
Tax credits and other indirect benefits	(54)	(56)	(72)
Liability for tax contingencies	$109	$82	$89

The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $71 million at December 31, 2014. The remainder, if recognized, would principally affect deferred taxes.

For the years ended December 31, 2014, 2013 and 2012, PMI recognized (expense) income in its consolidated statements of earnings of $(19) million, $10 million and $(65) million, respectively, related to interest and penalties.

PMI is regularly examined by tax authorities around the world and is currently under examination in a number of jurisdictions. The U.S. federal statute of limitations remains open for the years 2007 and onward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years. Years still open to examination by foreign tax authorities in major jurisdictions include Germany (2011 onward), Indonesia (2008 onward), Russia (2012 onward) and Switzerland (2013 onward).

It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a change in unrecognized tax benefits, along with related interest and penalties. An estimate of any possible change cannot be made at this time.

The effective income tax rate on pre-tax earnings differed from the U.S. federal statutory rate for the following reasons for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Foreign rate differences	(11.2)	(12.2)	(11.8)
Dividend repatriation cost	5.0	6.6	6.0
Other	0.3	(0.1)	0.3
Effective tax rate	29.1%	29.3%	29.5%

The 2014 effective tax rate decreased 0.2 percentage points to 29.1%. Excluding the 2013 special tax items described below, the change in the effective tax rate for the year ended December 31, 2014, was primarily due to earnings mix by taxing jurisdiction and repatriation cost differences.

The American Taxpayer Relief Act of 2012 (the “Act”) was enacted on January 2, 2013. Included in the Act were extensions through 2013 of several expired or expiring temporary business tax provisions, commonly referred to as “extenders.” The tax impact of new legislation is recognized in the reporting period in which it is enacted. Therefore, PMI recognized the impact of the Act, which was $17 million of expense, in the consolidated financial statements in the first quarter of 2013.

The 2013 effective tax rate decreased 0.2 percentage points to 29.3%. The 2013 effective tax rate was unfavorably impacted by the additional expense associated with the Act ($17 million) and the enactment of tax law changes in Mexico ($14 million). Excluding these special tax items, the change in the effective tax rate for the year ended December 31, 2013, was primarily due to earnings mix by taxing jurisdiction and repatriation cost differences.

The 2012 effective tax rate increased 0.4 percentage points to 29.5%. The 2012 effective tax rate was unfavorably impacted by an additional income tax provision of $79 million following the conclusion of the IRS examination of Altria's consolidated tax returns for the years 2004-2006, partially offset by a $40 million benefit from a tax accounting method change in Germany. Prior to March 28, 2008, PMI was a wholly owned subsidiary of Altria.

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following:

	At December 31,
(in millions)	2014	2013
Deferred income tax assets:
Accrued postretirement and postemployment benefits	$274	$264
Accrued pension costs	247	135
Inventory	198	170
Accrued liabilities	147	139
Foreign exchange	—	146
Other	162	144
Total deferred income tax assets	1,028	998
Deferred income tax liabilities:
Trade names	(677)	(738)
Property, plant and equipment	(260)	(311)
Unremitted earnings	(559)	(735)
Foreign exchange	(348)	—
Total deferred income tax liabilities	(1,844)	(1,784)
Net deferred income tax liabilities	$(816)	$(786)

Note 12.

Segment Reporting:

PMI’s subsidiaries and affiliates are engaged in the manufacture and sale of cigarettes, other tobacco products and other nicotine-containing products in markets outside of the United States of America. Reportable segments for PMI are organized and managed by geographic region. PMI’s reportable segments are European Union; Eastern Europe, Middle East & Africa; Asia; and Latin America & Canada. PMI records net revenues and operating companies income to its segments based upon the geographic area in which the customer resides.

PMI’s management evaluates segment performance and allocates resources based on operating companies income, which PMI defines as operating income, excluding general corporate expenses and amortization of intangibles, plus equity (income)/loss in unconsolidated subsidiaries, net. Interest expense, net, and provision for income taxes are centrally managed; accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by management. Information about total assets by segment is not disclosed because such information is not reported to or used by PMI’s chief operating decision maker. Segment goodwill and other intangible assets, net, are disclosed in Note 3. Goodwill and Other Intangible Assets, net. The accounting policies of the segments are the same as those described in Note 2. Summary of Significant Accounting Policies.

Segment data were as follows:

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Net revenues:
European Union	$29,058	$28,303	$27,338
Eastern Europe, Middle East & Africa	21,928	20,695	19,272
Asia	19,255	20,987	21,071
Latin America & Canada	9,865	10,044	9,712
Net revenues(1)	$80,106	$80,029	$77,393

(1) Total net revenues attributable to customers located in Germany, PMI’s largest market in terms of net revenues, were $8.3 billion, $7.8 billion and $7.7 billion for the years ended December 31, 2014, 2013 and 2012, respectively.

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Earnings before income taxes:
Operating companies income:
European Union	$3,727	$4,238	$4,187
Eastern Europe, Middle East & Africa	4,121	3,779	3,726
Asia	3,187	4,622	5,197
Latin America & Canada	1,030	1,134	1,043
Amortization of intangibles	(93)	(93)	(97)
General corporate expenses	(165)	(187)	(210)
Less:
Equity (income)/loss in unconsolidated subsidiaries, net	(105)	22	17
Operating income	11,702	13,515	13,863
Interest expense, net	(1,052)	(973)	(859)
Earnings before income taxes	$10,650	$12,542	$13,004

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Depreciation expense:
European Union	$198	$190	$181
Eastern Europe, Middle East & Africa	220	227	211
Asia	278	277	315
Latin America & Canada	90	85	84
	786	779	791
Other	10	10	10
Total depreciation expense	$796	$789	801

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Capital expenditures:
European Union	$519	$480	$391
Eastern Europe, Middle East & Africa	234	247	197
Asia	272	317	277
Latin America & Canada	125	156	127
	1,150	1,200	992
Other	3	—	64
Total capital expenditures	$1,153	$1,200	$1,056

	At December 31,
(in millions)	2014	2013	2012
Long-lived assets:
European Union	$3,167	$3,403	$3,065
Eastern Europe, Middle East & Africa	911	1,265	1,215
Asia	1,838	1,758	1,824
Latin America & Canada	704	759	719
	6,620	7,185	6,823
Other	269	208	139
Total long-lived assets	$6,889	$7,393	$6,962

Long-lived assets consist of non-current assets other than goodwill; other intangible assets, net; deferred tax assets, and investments in unconsolidated subsidiaries. PMI’s largest market in terms of long-lived assets is Switzerland. Total long-lived assets located in Switzerland, which is reflected in the European Union segment above, were $1.0 billion, $1.1 billion and $1.1 billion at December 31, 2014, 2013 and 2012, respectively.

Items affecting the comparability of results from operations were as follows:

•	Asset Impairment and Exit Costs - See Note 5. Asset Impairment and Exit Costs for a breakdown of asset impairment and exit costs by segment.

•	Acquisitions and Other Business Arrangements - For further details, see Note 6. Acquisitions and Other Business Arrangements.

Note 13.

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

Pension Plans

Obligations and Funded Status

The benefit obligations, plan assets and funded status of PMI’s pension plans at December 31, 2014 and 2013, were as follows:

	U.S. Plans		Non-U.S. Plans
(in millions)	2014	2013	2014	2013
Benefit obligation at January 1,	$364	$383	$6,893	$7,262
Service cost	5	7	211	255
Interest cost	17	16	205	169
Benefits paid	(23)	(13)	(245)	(156)
Termination, settlement and curtailment	(1)	—	(73)	(3)
Assumption changes	76	(45)	1,368	(894)
Actuarial losses (gains)	—	16	16	76
Currency	—	—	(777)	141
Other	—	—	40	43
Benefit obligation at December 31,	438	364	7,638	6,893
Fair value of plan assets at January 1,	305	284	6,566	5,627
Actual return on plan assets	19	33	620	731
Employer contributions	11	1	180	149
Employee contributions	—	—	42	47
Benefits paid	(23)	(13)	(245)	(156)
Termination, settlement and curtailment	—	—	(37)	(2)
Currency	—	—	(716)	170
Fair value of plan assets at December 31,	312	305	6,410	6,566
Net pension liability recognized at December 31,	$(126)	$(59)	$(1,228)	$(327)

At December 31, 2014 and 2013, the Swiss pension plan represented 56% and 58% of the non-U.S. benefit obligation, respectively, and approximately 60% of the non-U.S. fair value of plan assets, respectively.

At December 31, 2014 and 2013, the combined U.S. and non-U.S. pension plans resulted in a net pension liability of $1,354 million and $386 million, respectively. These amounts were recognized in PMI’s consolidated balance sheets at December 31, 2014 and 2013, as follows:

(in millions)	2014	2013
Other assets	$42	$151
Accrued liabilities — employment costs	(55)	(55)
Long-term employment costs	(1,341)	(482)
	$(1,354)	$(386)

The accumulated benefit obligation, which represents benefits earned to date, for the U.S. pension plans was $411 million and $339 million at December 31, 2014 and 2013, respectively. The accumulated benefit obligation for non-U.S. pension plans was $7,082 million and $6,257 million at December 31, 2014 and 2013, respectively.

For U.S. pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $438 million, $411 million and $312 million, respectively, as of December 31, 2014. The projected benefit obligation and accumulated benefit obligation were $86 million and $77 million, respectively, as of December 31, 2013. The underfunding relates to plans for salaried employees that cannot be funded under IRS regulations. For non-U.S. plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $6,130 million, $5,745 million, and $4,974 million, respectively, as of December 31, 2014, and $1,429 million, $1,295 million, and $1,034 million, respectively, as of December 31, 2013.

The following weighted-average assumptions were used to determine PMI’s benefit obligations at December 31:

	U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013
Discount rate	3.95%	4.80%	1.92%	3.09%
Rate of compensation increase	3.00	3.00	2.06	2.34

The discount rate for the largest U.S. and non-U.S. plans is based on a yield curve constructed from a portfolio of high quality corporate bonds that produces a cash flow pattern equivalent to each plan’s expected benefit payments.  The discount rate for the remaining non-U.S. plans is developed from local bond indices that match local benefit obligations as closely as possible.

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following for the years ended December 31, 2014, 2013 and 2012:

	U.S. Plans			Non-U.S. Plans
(in millions)	2014	2013	2012	2014	2013	2012
Service cost	$5	$7	$6	$211	$255	$189
Interest cost	17	16	16	205	169	189
Expected return on plan assets	(16)	(16)	(15)	(357)	(347)	(320)
Amortization:
Net losses	6	11	9	115	205	120
Prior service cost	1	1	1	5	9	9
Net transition obligation	—	—	—	—	—	1
Termination, settlement and curtailment	5	—	2	1	1	—
Net periodic pension cost	$18	$19	$19	$180	$292	$188

Termination, settlement and curtailment charges were due primarily to early retirement programs.

For the combined U.S. and non-U.S. pension plans, the estimated net loss and prior service cost that are expected to be amortized from accumulated other comprehensive earnings into net periodic benefit cost during 2015 are $198 million and $5 million, respectively.

The following weighted-average assumptions were used to determine PMI’s net pension cost:

	U.S. Plans			Non-U.S. Plans
	2014	2013	2012	2014	2013	2012
Discount rate	4.80%	4.05%	4.50%	3.09%	2.38%	3.40%
Expected rate of return on plan assets	5.70	5.70	5.70	5.63	6.11	6.21
Rate of compensation increase	3.00	3.50	3.50	2.34	2.61	2.66

PMI’s expected rate of return on plan assets is determined by the plan assets’ historical long-term investment performance, current asset allocation and estimates of future long-term returns by asset class.

PMI and certain of its subsidiaries sponsor defined contribution plans. Amounts charged to expense for defined contribution plans totaled $62 million, $69 million and $66 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Plan Assets

PMI’s investment strategy for U.S. and non-U.S. plans is based on an expectation that equity securities will outperform debt securities over the long term. Accordingly, the target allocation of PMI’s plan assets is broadly characterized as approximately a 60%/40% split between equity and debt securities. The strategy primarily utilizes indexed U.S. equity securities, international equity securities and investment-grade debt securities. PMI’s plans have no investments in hedge funds, private equity or derivatives. PMI attempts to mitigate investment risk by rebalancing between equity and debt asset classes once a year or as PMI’s contributions and benefit payments are made.

The fair value of PMI’s pension plan assets at December 31, 2014 and 2013, by asset category was as follows:

Asset Category (in millions)	At December 31, 2014	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$286	$286	$—	$—
Equity securities:
U.S. securities	136	136	—	—
International securities	418	418	—	—
Investment funds(a)	5,558	3,689	1,869	—
International government bonds	293	293	—	—
Other	31	31	—	—
Total	$6,722	$4,853	$1,869	$—

(a) Investment funds whose objective seeks to replicate the returns and characteristics of specified market indices (primarily MSCI — Europe, Switzerland, North America, Asia Pacific, Japan; Russell 3000; S&P 500 for equities, and Citigroup EMU and Barclays Capital U.S. for bonds), primarily consist of mutual funds, common trust funds and commingled funds. Of these funds, 61% are invested in U.S. and international equities; 22% are invested in U.S. and international government bonds; 9% are invested in real estate and other money markets, and 8% are invested in corporate bonds.

Asset Category (in millions)	At December 31, 2013	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$608	$608	$—	$—
Equity securities:
U.S. securities	119	119	—	—
International securities	1,280	1,280	—	—
Investment funds(a)	4,508	2,805	1,703	—
International government bonds	317	313	4	—
Corporate bonds	2	2	—	—
Other	37	37	—	—
Total	$6,871	$5,164	$1,707	$—
(a) Investment funds whose objective seeks to replicate the returns and characteristics of specified market indices (primarily MSCI — Europe, Switzerland, North America, Asia Pacific, Japan; Russell 3000; S&P 500 for equities, and Citigroup EMU and Barclays Capital U.S. for bonds), primarily consist of mutual funds, common trust funds and commingled funds. Of these funds, 61% were invested in U.S. and international equities; 24% were invested in U.S. and international government bonds; 8% were invested in corporate bonds, and 7% were invested in real estate and other money markets.

See Note 16. Fair Value Measurements for a discussion of the fair value of pension plan assets.

PMI makes, and plans to make, contributions to the extent that they are tax deductible and to meet specific funding requirements of its funded U.S. and non-U.S. plans. Currently, PMI anticipates making contributions of approximately $144 million in 2015 to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

The estimated future benefit payments from PMI pension plans at December 31, 2014, are as follows:

(in millions)	U.S. Plans	Non-U.S. Plans
2015	$50	$263
2016	19	244
2017	21	251
2018	19	265
2019	25	271
2020 - 2024	120	1,572
Postretirement Benefit Plans

Net postretirement health care costs consisted of the following for the years ended December 31, 2014, 2013 and 2012:

	U.S. Plans			Non-U.S. Plans
(in millions)	2014	2013	2012	2014	2013	2012
Service cost	$2	$3	$2	$2	$2	$2
Interest cost	5	5	5	5	5	5
Amortization:
Net losses	1	3	2	1	2	1
Prior service cost	(1)	—	—	—	—	—
Net postretirement health care costs	$7	$11	$9	$8	$9	$8

The following weighted-average assumptions were used to determine PMI’s net postretirement health care costs for the years ended December 31, 2014, 2013 and 2012:

	U.S. Plans			Non-U.S. Plans
	2014	2013	2012	2014	2013	2012
Discount rate	4.95%	4.05%	4.50%	5.07%	4.59%	5.45%
Health care cost trend rate	7.00	7.50	7.50	6.14	6.46	6.55

PMI’s postretirement health care plans are not funded. The changes in the accumulated benefit obligation and net amount accrued at December 31, 2014 and 2013, were as follows:

	U.S. Plans		Non-U.S. Plans
(in millions)	2014	2013	2014	2013
Accumulated postretirement benefit obligation at January 1,	$113	$132	$100	$113
Service cost	2	3	2	2
Interest cost	5	5	5	5
Benefits paid	(5)	(5)	(5)	(5)
Assumption changes	24	(23)	13	(5)
Actuarial (gains) losses	(2)	1	—	(3)
Plan changes	—	—	—	(1)
Termination, settlement and curtailment	(2)	—	—	—
Currency	—	—	(12)	(6)
Accumulated postretirement benefit obligation at December 31,	$135	$113	$103	$100

The current portion of PMI’s accrued postretirement health care costs of $10 million and $11 million at December 31, 2014 and December 31, 2013, respectively, is included in accrued employment costs on the consolidated balance sheet.

The following weighted-average assumptions were used to determine PMI’s postretirement benefit obligations at December 31, 2014 and 2013:

	U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013
Discount rate	4.10%	4.95%	4.28%	5.07%
Health care cost trend rate assumed for next year	7.00	7.00	6.03	6.14
Ultimate trend rate	5.00	5.00	4.91	4.87
Year that rate reaches the ultimate trend rate	2019	2018	2029	2029

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care trend rates would have the following effects as of December 31, 2014:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on total service and interest cost	23.0%	(17.7)%
Effect on postretirement benefit obligation	17.0	(19.9)

PMI’s estimated future benefit payments for its postretirement health care plans at December 31, 2014, are as follows:

(in millions)	U.S. Plans	Non-U.S. Plans
2015	$5	$5
2016	6	4
2017	6	4
2018	6	4
2019	6	4
2020 - 2024	33	23

Postemployment Benefit Plans

PMI and certain of its subsidiaries sponsor postemployment benefit plans covering substantially all salaried and certain hourly employees. The cost of these plans is charged to expense over the working life of the covered employees. Net postemployment costs consisted of the following:

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Service cost	$38	$34	$30
Interest cost	26	20	22
Amortization of net loss	66	60	53
Other expense	421	84	75
Net postemployment costs	$551	$198	$180

During 2014, 2013 and 2012, certain salaried employees left PMI under separation programs. These programs resulted in incremental postemployment costs, which are included in other expense, above.

The estimated net loss for the postemployment benefit plans that will be amortized from accumulated other comprehensive losses into net postemployment costs during 2015 is approximately $68 million.

The changes in the benefit obligations of the plans at December 31, 2014 and 2013, were as follows:

(in millions)	2014	2013
Accrued postemployment costs at January 1,	$763	$682
Service cost	38	34
Interest cost	26	20
Benefits paid	(279)	(173)
Actuarial losses	126	109
Other	323	91
Accrued postemployment costs at December 31,	$997	$763

The accrued postemployment costs were determined using a weighted-average discount rate of 3.7% and 4.3% in 2014 and 2013, respectively; an assumed ultimate annual weighted-average turnover rate of 2.2% and 2.2% in 2014 and 2013, respectively; assumed compensation cost increases of 2.2% in 2014 and 2.8% in 2013, and assumed benefits as defined in the respective plans. In accordance with local regulations, certain postemployment plans are funded. As a result, the accrued postemployment costs shown above are presented net of the related assets of $28 million and $33 million at December 31, 2014 and 2013, respectively. Postemployment costs arising from actions that offer employees benefits in excess of those specified in the respective plans are charged to expense when incurred.

Comprehensive Earnings (Losses)

The amounts recorded in accumulated other comprehensive losses at December 31, 2014, consisted of the following:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net losses	$(2,760)	$(77)	$(721)	$(3,558)
Prior service cost	(45)	6	—	(39)
Net transition obligation	(6)	—	—	(6)
Deferred income taxes	342	25	216	583
Losses to be amortized	$(2,469)	$(46)	$(505)	$(3,020)

The amounts recorded in accumulated other comprehensive losses at December 31, 2013, consisted of the following:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net losses	$(1,746)	$(47)	$(661)	$(2,454)
Prior service cost	(51)	7	—	(44)
Net transition obligation	(6)	—	—	(6)
Deferred income taxes	245	14	199	458
Losses to be amortized	$(1,558)	$(26)	$(462)	$(2,046)

The amounts recorded in accumulated other comprehensive losses at December 31, 2012, consisted of the following:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net losses	$(3,199)	$(82)	$(612)	$(3,893)
Prior service cost	(60)	7	—	(53)
Net transition obligation	(7)	—	—	(7)
Deferred income taxes	377	26	185	588
Losses to be amortized	$(2,889)	$(49)	$(427)	$(3,365)

The movements in other comprehensive earnings (losses) during the year ended December 31, 2014, were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts transferred to earnings as components of net periodic benefit cost:
Amortization:
Net losses	$121	$2	$66	$189
Prior service cost	6	(1)	—	5
Net transition obligation	—	—	—	—
Other income/expense:
Net losses	14	2	—	16
Prior service cost	5	—	—	5
Deferred income taxes	(21)	(1)	(20)	(42)
	125	2	46	173
Other movements during the year:
Net losses	(1,149)	(34)	(126)	(1,309)
Prior service cost	(5)	—	—	(5)
Net transition obligation	—	—	—	—
Deferred income taxes	118	12	37	167
	(1,036)	(22)	(89)	(1,147)
Total movements in other comprehensive earnings (losses)	$(911)	$(20)	$(43)	$(974)

The movements in other comprehensive earnings (losses) during the year ended December 31, 2013, were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts transferred to earnings as components of net periodic benefit cost:
Amortization:
Net losses	$216	$5	$60	$281
Prior service cost	10	—	—	10
Net transition obligation	—	—	—	—
Other income/expense:
Net losses	1	—	—	1
Deferred income taxes	(29)	(2)	(18)	(49)
	198	3	42	243
Other movements during the year:
Net losses	1,236	30	(109)	1,157
Prior service cost	(1)	—	—	(1)
Net transition obligation	1	—	—	1
Deferred income taxes	(103)	(10)	32	(81)
	1,133	20	(77)	1,076
Total movements in other comprehensive earnings (losses)	$1,331	$23	$(35)	$1,319

The movements in other comprehensive earnings (losses) during the year ended December 31, 2012, were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts transferred to earnings as components of net periodic benefit cost:
Amortization:
Net losses	$129	$3	$53	$185
Prior service cost	10	—	—	10
Net transition obligation	1	—	—	1
Other income/expense:
Net losses	4	—	—	4
Deferred income taxes	(20)	(1)	(16)	(37)
	124	2	37	163
Other movements during the year:
Net losses	(931)	(31)	(129)	(1,091)
Prior service cost	—	4	—	4
Deferred income taxes	98	8	38	144
	(833)	(19)	(91)	(943)
Total movements in other comprehensive losses	$(709)	$(17)	$(54)	$(780)

Note 14.

Additional Information:

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Research and development expense	$433	$449	$415
Advertising expense	$439	$435	$483
Interest expense	$1,170	$1,104	$1,007
Interest income	(118)	(131)	(148)
Interest expense, net	$1,052	$973	$859
Rent expense	$336	$334	$318

Minimum rental commitments under non-cancelable operating leases in effect at December 31, 2014, were as follows:

(in millions)
2015	$197
2016	144
2017	97
2018	67
2019	42
Thereafter	193
$740

Note 15.

Financial Instruments:

Overview

PMI operates in markets outside of the United States of America, with manufacturing and sales facilities in various locations around the world. PMI utilizes certain financial instruments to manage foreign currency and interest rate exposure. Derivative financial instruments are used by PMI principally to reduce exposures to market risks resulting from fluctuations in foreign currency exchange and interest rates by creating offsetting exposures. PMI is not a party to leveraged derivatives and, by policy, does not use derivative financial instruments for speculative purposes. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. PMI formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of the forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that the forecasted transaction would not occur, the gain or loss would be recognized in earnings. PMI reports its net transaction gains or losses in marketing, administration and research costs on the consolidated statements of earnings.

PMI uses deliverable and non-deliverable forward foreign exchange contracts, foreign currency swaps and foreign currency options, collectively referred to as foreign exchange contracts ("foreign exchange contracts"), and interest rate contracts to mitigate its exposure to changes in exchange and interest rates from third-party and intercompany actual and forecasted transactions. The primary currencies to which PMI is exposed include the Australian dollar, Euro, Indonesian rupiah, Japanese yen, Mexican peso, Russian ruble, Swiss franc and Turkish lira. At December 31, 2014 and 2013, PMI had contracts with aggregate notional amounts of $21.9 billion and $16.8 billion, respectively. Of the $21.9 billion aggregate notional amount at December 31, 2014, $2.2 billion related to cash flow hedges, $4.3 billion related to hedges of net investments in foreign operations and $15.4 billion related to other derivatives that primarily offset currency exposures on intercompany financing. Of the $16.8 billion aggregate notional amount at December 31, 2013, $2.3 billion related to cash flow hedges, $3.3 billion related to hedges of net investments in foreign operations and $11.2 billion related to other derivatives that primarily offset currency exposures on intercompany financing.

The fair value of PMI’s foreign exchange contracts included in the consolidated balance sheet as of December 31, 2014 and 2013, were as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in millions)	Balance Sheet Classification	2014	2013	Balance Sheet Classification	2014	2013
Foreign exchange contracts designated as hedging instruments	Other current assets	$248	$111	Other accrued liabilities	$—	$44
	Other assets	122	—	Other liabilities	25	46
Foreign exchange contracts not designated as hedging instruments	Other current assets	34	42	Other accrued liabilities	126	12

	Other assets	2	—	Other liabilities	—	14
Total derivatives		$406	$153		$151	$116

Hedging activities, which represent movement in derivatives as well as the respective underlying transactions, had the following effect on PMI’s consolidated statements of earnings and other comprehensive earnings:

	For the Year Ended December 31, 2014
(in millions)	Cash Flow Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Gain (Loss)
Statement of Earnings:
Net revenues	$115		$—		$115
Cost of sales	—		—		—
Marketing, administration and research costs	(28)		—		(28)
Operating income	87		—		87
Interest expense, net	(39)		(4)		(43)
Earnings before income taxes	48		(4)		44
Provision for income taxes	(10)		2		(8)
Net earnings attributable to PMI	$38		$(2)		$36

Other Comprehensive Earnings/(Losses):
Gains transferred to earnings	$(48)			$10	$(38)
Recognized gains	111			(13)	98
Net impact on equity	$63			$(3)	$60
Currency translation adjustments		$269		$(91)	$178

	For the Year Ended December 31, 2013
(in millions)	Cash Flow Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Gain (Loss)
Statement of Earnings:
Net revenues	$319		$—		$319
Cost of sales	6		—		6
Marketing, administration and research costs	—		1		1
Operating income	325		1		326
Interest expense, net	(56)		3		(53)
Earnings before income taxes	269		4		273
Provision for income taxes	(34)		2		(32)
Net earnings attributable to PMI	$235		$6		$241

Other Comprehensive Earnings/(Losses):
Gains transferred to earnings	$(269)			$34	$(235)
Recognized gains	236			(30)	206
Net impact on equity	$(33)			$4	$(29)
Currency translation adjustments		$(79)		$27	$(52)

	For the Year Ended December 31, 2012
(in millions)	Cash Flow Hedges	Net Investment Hedges	Other Derivatives	Income Taxes	Total
Gain (Loss)
Statement of Earnings:
Net revenues	$66		$—		$66
Cost of sales	19		—		19
Marketing, administration and research costs	—		—		—
Operating income	85		—		85
Interest expense, net	(60)		14		(46)
Earnings before income taxes	25		14		39
Provision for income taxes	(3)		1		(2)
Net earnings attributable to PMI	$22		$15		$37

Other Comprehensive Earnings/(Losses):
Gains transferred to earnings	$(25)			$3	$(22)
Recognized gains	113			(14)	99
Net impact on equity	$88			$(11)	$77
Currency translation adjustments		$(19)		$5	$(14)

Each type of hedging activity is described in greater detail below.

Cash Flow Hedges

PMI has entered into foreign exchange contracts to hedge foreign currency exchange risk related to certain forecasted transactions. The effective portion of gains and losses associated with qualifying cash flow hedge contracts is deferred as a component of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s consolidated statements of earnings. During the years ended December 31, 2014, 2013 and 2012, ineffectiveness related to cash flow hedges was not material. As of December 31,

2014, PMI has hedged forecasted transactions for periods not exceeding the next 12 months with the exception of one foreign exchange contract that expires in May 2024. The impact of these hedges is primarily included in operating cash flows on PMI’s consolidated statement of cash flows.

For the years ended December 31, 2014, 2013 and 2012, foreign exchange contracts that were designated as cash flow hedging instruments impacted the consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Years Ended December 31,
Derivatives in Cash Flow Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings			Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives
		2014	2013	2012	2014	2013	2012
Foreign exchange contracts					$111	$236	$113
	Net revenues	$115	$319	$66
	Cost of sales	—	6	19
	Marketing, administration and research costs	(28)	—	—
	Interest expense, net	(39)	(56)	(60)
Total		$48	$269	$25	$111	$236	$113

Hedges of Net Investments in Foreign Operations

PMI designates certain foreign currency denominated debt and foreign exchange contracts as net investment hedges of its foreign operations. For the years ended December 31, 2014, 2013 and 2012, these hedges of net investments resulted in gains/(losses), net of income taxes, of $952 million, $(285) million and $(95) million, respectively. These gains/(losses) were reported as a component of accumulated other comprehensive losses within currency translation adjustments. For the years ended December 31, 2014, 2013 and 2012, ineffectiveness related to net investment hedges was not material. Other investing cash flows on PMI’s consolidated statements of cash flows include the premiums paid for, and settlements of, net investment hedges.

For the years ended December 31, 2014, 2013 and 2012, foreign exchange contracts that were designated as net investment hedging instruments impacted the consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Years Ended December 31,
Derivatives in Net Investment Hedging Relationship	Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings			Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives
		2014	2013	2012	2014	2013	2012
Foreign exchange contracts					$269	$(79)	$(19)
	Interest expense, net	$—	$—	$—

Other Derivatives

PMI has entered into foreign exchange contracts to hedge the foreign currency exchange and interest rate risks related to intercompany loans between certain subsidiaries, and third-party loans. While effective as economic hedges, no hedge accounting is applied for these contracts; therefore, the unrealized gains (losses) relating to these contracts are reported in PMI’s consolidated statement of earnings. For the years ended December 31, 2014, 2013 and 2012, the gains/(losses) from contracts for which PMI did not apply hedge accounting were $(481) million, $99 million and $102 million, respectively. The gains/(losses) from these contracts substantially offset the losses and gains generated by the underlying intercompany and third-party loans being hedged.

As a result, for the years ended December 31, 2014, 2013 and 2012, these items impacted the consolidated statement of earnings as follows:

(pre-tax, in millions)
Derivatives not Designated as Hedging Instruments	Statement of Earnings Classification of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Earnings
		2014	2013	2012
Foreign exchange contracts
	Marketing, administration and research costs	$—	$1	$—
	Interest expense, net	(4)	3	14
Total		$(4)	$4	$14

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses

Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Gain as of January 1,	$63	$92	$15
Derivative gains transferred to earnings	(38)	(235)	(22)
Change in fair value	98	206	99
Gain as of December 31,	$123	$63	$92

At December 31, 2014, PMI expects $99 million of derivative gains that are included in accumulated other comprehensive losses to be reclassified to the consolidated statement of earnings within the next 12 months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.

Contingent Features

PMI’s derivative instruments do not contain contingent features.

Credit Exposure and Credit Risk

PMI is exposed to credit loss in the event of non-performance by counterparties. While PMI does not anticipate non-performance, its risk is limited to the fair value of the financial instruments less any cash collateral received or pledged. PMI actively monitors its exposure to credit risk through the use of credit approvals and credit limits and by selecting and continuously monitoring a diverse group of major international banks and financial institutions as counterparties.

Fair Value

See Note 16. Fair Value Measurements and Note 22. Balance Sheet Offsetting for additional discussion of derivative financial instruments.

Note 16.

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

Level 1	—	Quoted prices in active markets for identical assets or liabilities;
Level 2	—
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3	—	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

PMI's policy is to reflect transfers between hierarchy levels at the end of the reporting period.
Derivative Financial Instruments

PMI assesses the fair value of its foreign exchange contracts and interest rate contracts using standard valuation models that use, as their basis, readily observable market inputs. The fair value of PMI’s foreign exchange forward contracts is determined by using the prevailing foreign exchange spot rates and interest rate differentials and the respective maturity dates of the instruments. The fair value of PMI’s currency options is determined by using a Black-Scholes methodology based on foreign exchange spot rates and interest rate differentials, currency volatilities and maturity dates. PMI’s derivative financial instruments have been classified within Level 2 at December 31, 2014 and 2013. See Note 15. Financial Instruments for additional discussion of derivative financial instruments.

Pension Plan Assets

The fair value of pension plan assets, determined by using readily available quoted market prices in active markets, has been classified within Level 1 of the fair value hierarchy at December 31, 2014 and 2013. The fair value of pension plan assets determined by using quoted prices in markets that are not active has been classified within Level 2 at December 31, 2014 and 2013. See Note 13. Benefit Plans for additional discussion of pension plan assets.

Debt

The fair value of PMI’s outstanding debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. The aggregate carrying value of PMI’s debt, excluding short-term borrowings and $14 million of capital lease obligations, was $28,233 million at December 31, 2014. The aggregate carrying value of PMI’s debt, excluding short-term borrowings and $17 million of capital lease obligations, was $25,261 million at December 31, 2013. The fair value of PMI's outstanding debt, excluding the aforementioned short-term borrowings and capital lease obligations, was classified within Level 1 and Level 2 at December 31, 2014 and 2013.

Contingent Consideration

The fair value of PMI's contingent consideration relating to acquisitions is determined utilizing a discounted cash flow approach using various probability weighted scenarios. The significant unobservable inputs used in calculating the fair value of the contingent consideration includes financial performance scenarios, the probability of achieving those scenarios and the discount rate. PMI's contingent consideration has been classified within Level 3 in the table shown below. For additional information, see Note 6. Acquisitions and Other Business Arrangements.

The aggregate fair values of PMI’s derivative financial instruments, pension plan assets, debt and contingent consideration as of December 31, 2014 and 2013, were as follows:

(in millions)	Fair Value At December 31, 2014	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$406	$—	$406	$—
Pension plan assets	6,722	4,853	1,869	—
Total assets	$7,128	$4,853	$2,275	$—
Liabilities:
Debt	$30,582	$30,405	$177	$—
Foreign exchange contracts	151	—	151	—
Contingent consideration	22	—	—	22
Total liabilities	$30,755	$30,405	$328	$22

(in millions)	Fair Value At December 31, 2013	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$153	$—	$153	$—
Pension plan assets	6,871	5,164	1,707	—
Total assets	$7,024	$5,164	$1,860	$—
Liabilities:
Debt	$26,141	$25,961	$180	$—
Foreign exchange contracts	116	—	116	—
Total liabilities	$26,257	$25,961	$296	$—

Note 17.

Accumulated Other Comprehensive Losses:

PMI's accumulated other comprehensive losses, net of taxes, consisted of the following:

(Losses) Earnings	At December 31,
(in millions)	2014	2013	2012
Currency translation adjustments	$(3,929)	$(2,207)	$(331)
Pension and other benefits	(3,020)	(2,046)	(3,365)
Derivatives accounted for as hedges	123	63	92
Total accumulated other comprehensive losses	$(6,826)	$(4,190)	$(3,604)

Reclassifications from Other Comprehensive Earnings

The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement are shown on the consolidated statements of comprehensive earnings for the years ended December 31, 2014, 2013, and 2012. The movement in currency translation adjustments for the year ended December 31, 2013, was also impacted by the purchase of the remaining shares of the Mexican tobacco business. In addition, $5 million and $12 million of net currency translation adjustment gains were transferred from other comprehensive earnings to marketing, administration and research costs in the consolidated statements of earnings for the years ended December 31, 2014 and 2013, respectively, upon liquidation of a subsidiary. For additional information, see Note 13. Benefit Plans and Note 15. Financial Instruments for disclosures related to PMI's pension and other benefits and derivative financial instruments.

Note 18.

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

At December 31, 2014 and 2013, PMI had $71 million and $74 million, respectively, of discounted liabilities associated with the Colombian Investment and Cooperation Agreement. These discounted liabilities are primarily reflected in other long-term liabilities on the consolidated balance sheets and are expected to be paid through 2028.

Note 19.

RBH Legal Settlement:

On July 31, 2008, Rothmans Inc. ("Rothmans") announced the finalization of a CAD 550 million settlement (or approximately $540 million, based on the prevailing exchange rate at that time) between itself and Rothmans, Benson & Hedges Inc. ("RBH"), on the one hand, and the Government of Canada and all 10 provinces, on the other hand. The settlement resolved the Royal Canadian Mounted Police's investigation relating to products exported from Canada by RBH during the 1989-1996 period. Rothmans' sole holding was a 60% interest in RBH. The remaining 40% interest in RBH was owned by PMI.

Subsequent to the finalization of the settlement, PMI announced that it had entered into an agreement with Rothmans to purchase, by way of a tender offer, all of the outstanding common shares of Rothmans. In October 2008, PMI completed the acquisition of all of Rothmans shares.

At December 31, 2014 and 2013, PMI had $114 million and $152 million, respectively, of discounted accrued settlement charges associated with the RBH legal settlement. These accrued settlement charges are primarily reflected in other long-term liabilities on the consolidated balance sheets and are expected to be paid through 2019.

Note 20.

E.C. Agreement:

In 2004, PMI entered into an agreement with the European Commission (“E.C.”) and 10 Member States of the European Union that provides for broad cooperation with European law enforcement agencies on anti-contraband and anti-counterfeit efforts. This agreement has been signed by all 27 Member States. The agreement resolves all disputes between the parties relating to these issues. Under the terms of the agreement, PMI will make 13 payments over 12 years, including an initial payment of $250 million, which was recorded as a pre-tax charge against its earnings in 2004. The agreement calls for additional payments of approximately $150 million on the first anniversary of the agreement (this payment was made in July 2005), approximately $100 million on the second anniversary (this payment was made in July 2006) and approximately $75 million each year thereafter for 10 years, each of which is to be adjusted based on certain variables, including PMI’s market share in the European Union in the year preceding payment. Because future additional payments are subject to these variables, PMI records charges for them as an expense in cost of sales when product is shipped. In addition, PMI was also responsible to pay the excise taxes, VAT and customs duties on qualifying product seizures of up to 90 million cigarettes and is subject to payments of five times the applicable taxes and duties if qualifying product seizures exceed 90 million cigarettes in a given year. In October 2014, this agreement was amended, and the threshold was increased to 450 million cigarettes in a given year. This modification was effective as of July 2012. To date, PMI’s annual payments related to product seizures have been immaterial. Total charges related to the E.C. Agreement of $71 million, $81 million and $78 million were recorded in cost of sales in 2014, 2013 and 2012, respectively.

Note 21.

Contingencies:

Tobacco-Related Litigation

Legal proceedings covering a wide range of matters are pending or threatened against us, and/or our subsidiaries, and/or our indemnitees in various jurisdictions. Our indemnitees include distributors, licensees and others that have been named as parties in certain cases and that we have agreed to defend, as well as to pay costs and some or all of judgments, if any, that may be entered against them. Pursuant to the terms of the Distribution Agreement between Altria and PMI, PMI will indemnify Altria and Philip Morris USA Inc. ("PM USA"), a U.S. tobacco subsidiary of Altria, for tobacco product claims based in substantial part on products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for tobacco product claims based in substantial part on products manufactured by PM USA, excluding tobacco products contract manufactured for PMI.

It is possible that there could be adverse developments in pending cases against us and our subsidiaries. An unfavorable outcome or settlement of pending tobacco-related litigation could encourage the commencement of additional litigation.

Damages claimed in some of the tobacco-related litigation are significant and, in certain cases in Brazil, Canada and Nigeria, range into the billions of U.S. dollars. The variability in pleadings in multiple jurisdictions, together with the actual experience of management in litigating claims, demonstrate that the monetary relief that may be specified in a lawsuit bears little relevance to the ultimate outcome. Much of the tobacco-related litigation is in its early stages, and litigation is subject to uncertainty. However, as discussed below, we have to date been largely successful in defending tobacco-related litigation.

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

The table below lists the number of tobacco-related cases pending against us and/or our subsidiaries or indemnitees as of December 31, 2014, December 31, 2013 and December 31, 2012:

Type of Case	Number of Cases Pending as of December 31, 2014	Number of Cases Pending as of December 31, 2013	Number of Cases Pending as of December 31, 2012
Individual Smoking and Health Cases	63	62	76
Smoking and Health Class Actions	11	11	11
Health Care Cost Recovery Actions*	15	15	15
Lights Class Actions	—	1	2
Individual Lights Cases	2	2	7
Public Civil Actions	2	3	4
*An additional Health Care Cost Recovery Action was filed in Canada on January 2, 2015.

Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 431 Smoking and Health, Lights, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Ten cases have had decisions in favor of plaintiffs. Eight of these cases have subsequently reached final resolution in our favor and two remain on appeal.

The table below lists the verdicts and post-trial developments in the following cases where verdicts were returned in favor of plaintiffs:

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
September 2009	Brazil/Bernhardt	Individual Smoking and Health	The Civil Court of Rio de Janeiro found for plaintiff and ordered Philip Morris Brasil to pay R$13,000 (approximately $4,950) in “moral damages.”
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
In March 2011, the Court of Appeals affirmed the trial court's decision and denied Philip Morris Brasil's appeal. The Court of Appeals increased the amount of damages awarded to the plaintiff to R$100,000 (approximately $38,050). Philip Morris Brasil appealed. In December 2014, the Superior Court of Justice granted PMB’s appeal reversing the lower court’s judgment and dismissing plaintiff’s claim. Plaintiff may appeal.

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
February 2004	Brazil/The Smoker Health Defense Association	Class Action
The Civil Court of São Paulo found defendants liable without hearing evidence. The court did not assess actual damages, which were to be assessed in a second phase of the case. The size of the class was not defined in the ruling.

In April 2004, the court clarified its ruling, awarding “moral damages” of R$1,000 (approximately $380) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class was not estimated. Defendants appealed to the São Paulo Court of Appeals, which annulled the ruling in November 2008, finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In May 2011, the trial court dismissed the claim. Plaintiff has appealed. In addition, the defendants filed a constitutional appeal to the Federal Supreme Tribunal on the basis that the plaintiff did not have standing to bring the lawsuit. This appeal is still pending.

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

As of December 31, 2014, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•
63 cases brought by individual plaintiffs in Argentina (23), Brazil (23), Canada (2), Chile (8), Costa Rica (2), Greece (1), Italy (2), the Philippines (1) and Scotland (1), compared with 62 such cases on December 31, 2013, and 76 cases on December 31, 2012; and

•	11 cases brought on behalf of classes of individual plaintiffs in Brazil (2) and Canada (9), compared with 11 such cases on December 31, 2013 and December 31, 2012.

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

In the first class action pending in Canada, Cecilia Letourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, our subsidiary and other Canadian manufacturers are defendants. The plaintiff, an individual smoker, is seeking compensatory and punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005. In February 2011, the trial court ruled that the federal government would remain as a third party in the case. In November 2012, the Court of Appeals dismissed defendants' third-party claims against the federal government. Trial began in March 2012 and concluded on December 11, 2014. The parties now await the judgment. There is no fixed time period by which the trial court must issue its decision.

In the second class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, our subsidiary and other Canadian manufacturers are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, are seeking compensatory and punitive damages for each member of the class who allegedly suffers from certain smoking-related diseases. The class was certified in 2005. In February 2011, the trial court ruled that the federal government would remain as a third party in the case. In November 2012, the Court of Appeals dismissed defendants' third-party claims against the federal government. Trial began in March 2012 and concluded on December 11, 2014. The parties now await the judgment. There is no fixed time period by which the trial court must issue its decision.

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

In the seventh class action pending in Canada, McDermid v. Imperial Tobacco Canada Limited, et al., Supreme Court, British Columbia, Canada, filed June 25, 2010, we, our subsidiaries, and our indemnitees (PM USA and Altria), and other members of the industry are defendants. The plaintiff, an individual smoker, alleges his own addiction to tobacco products and heart disease resulting from the use of tobacco products. He is seeking compensatory and punitive damages on behalf of a proposed class comprised of all smokers who were alive on June 12, 2007, and who suffered from heart disease allegedly caused by smoking, their estates, dependents and family members, plus disgorgement of revenues earned by the defendants from January 1, 1954, to the date the claim was filed. Defendants have filed jurisdictional challenges on the grounds that this action should not proceed during the pendency of the Saskatchewan class action (see description of Adams, above).

In the eighth class action pending in Canada, Bourassa v. Imperial Tobacco Canada Limited, et al., Supreme Court, British Columbia, Canada, filed June 25, 2010, we, our subsidiaries, and our indemnitees (PM USA and Altria), and other members of the industry are defendants. The plaintiff, the heir to a deceased smoker, alleges that the decedent was addicted to tobacco products and suffered from emphysema resulting from the use of tobacco products. She is seeking compensatory and punitive damages on behalf of a proposed class comprised of all smokers who were alive on June 12, 2007, and who suffered from chronic respiratory diseases allegedly caused by smoking, their estates, dependents and family members, plus disgorgement of revenues earned by the defendants from January 1, 1954, to the date the claim was filed. In December 2014, the plaintiff filed an amended statement of claim.

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

As of December 31, 2014, there were 15 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Canada (9), Korea (1) and Nigeria (5), compared with 15 such cases on December 31, 2013 and December 31, 2012. A tenth health care cost recovery case was filed in Canada on January 2, 2015.

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

In the fifth health care cost recovery case filed in Canada, Attorney General of Quebec v. Imperial Tobacco Limited, et al., Superior Court of Quebec, Canada, filed June 8, 2012, we, our subsidiary, our indemnitee (PM USA), and other members of the industry are defendants. The claim was filed by the government of the province of Quebec based on legislation enacted in the province that is similar to the laws enacted in several other Canadian provinces. The legislation authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” In December 2014, defendants began filing their statements of defense.

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

In the tenth health care cost recovery case filed in Canada, Her Majesty the Queen in Right of the Province of Nova Scotia v. Rothmans, Benson & Hedges Inc., et al., Supreme Court of Nova Scotia, Canada, filed January 2, 2015, we, our subsidiaries, our indemnitees (PM USA and Altria), and other members of the industry are defendants. The claim was filed by the government of the province of Nova Scotia based on legislation enacted in the province that is similar to the laws enacted in several other Canadian provinces. The legislation authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.”

In the first health care cost recovery case in Nigeria, The Attorney General of Lagos State v. British American Tobacco (Nigeria) Limited, et al., High Court of Lagos State, Lagos, Nigeria, filed March 13, 2008, we and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. We are in the process of making challenges to service and the court's jurisdiction. Currently, the case is stayed in the trial court pending the appeals of certain co-defendants relating to service objections. As of December 31, 2014, we had no employees, operations or assets in Nigeria.

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

As of December 31, 2014, there were 2 lights cases brought by individual plaintiffs pending against our subsidiaries or indemnitees in Chile (1) and Italy (1), compared with 2 such cases on December 31, 2013, and 7 such cases on December 31, 2012.

In the class action pending in Israel, El-Roy, et al. v. Philip Morris Incorporated, et al., District Court of Tel-Aviv/Jaffa, Israel, filed January 18, 2004, our subsidiary and our indemnitees (PM USA and our former importer) were defendants. The plaintiffs filed a purported class action claiming that the class members were misled by the descriptor “lights” into believing that lights cigarettes are safer than full flavor cigarettes. The claim sought recovery of the purchase price of lights cigarettes and compensation for distress for each class member. In November 2012, the court denied class certification and dismissed the individual claims. Plaintiffs appealed to the Supreme Court. On November 17, 2014, plaintiffs withdrew their appeal at the request of the Supreme Court. The case is now terminated, and we will no longer report it.

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

As of December 31, 2014, there were 2 public civil actions pending against our subsidiaries in Argentina (1) and Venezuela (1), compared with 3 such cases on December 31, 2013, and 4 such cases on December 31, 2012.

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

Note 22.

Balance Sheet Offsetting:

Derivative Financial Instruments

PMI uses foreign exchange contracts and interest rate contracts to mitigate its exposure to changes in exchange and interest rates from third-party and intercompany actual and forecasted transactions. Substantially all of PMI's derivative financial instruments are subject to master netting arrangements, whereby the right to offset occurs in the event of default by a participating party. While these contracts contain the enforceable right to offset through close-out netting rights, PMI elects to present them on a gross basis in the consolidated balance sheets. Collateral associated with these arrangements is in the form of cash and is unrestricted. See Note 15. Financial Instruments for disclosures related to PMI's derivative financial instruments.

The effects of these derivative financial instrument assets and liabilities on PMI's consolidated balance sheets were as follows:

(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Received/Pledged
						Net Amount

At December 31, 2014
Assets
Foreign exchange contracts	$406	$—	$406	$(77)	$(306)	$23
Liabilities
Foreign exchange contracts	$151	$—	$151	$(77)	$(63)	$11
At December 31, 2013
Assets
Foreign exchange contracts	$153	$—	$153	$(52)	$(79)	$22
Liabilities
Foreign exchange contracts	$116	$—	$116	$(52)	$(47)	$17

Note 23.

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

The fair value of the assets and liabilities contributed by FTC in this non-cash transaction was determined to be $1.17 billion. At the time of the business combination, FTC was given the right to sell its interest in PMFTC to PMI, except in certain circumstances, during the period from February 25, 2015, through February 24, 2018, at an agreed-upon value of $1.17 billion, which was recorded on PMI’s consolidated balance sheet as a redeemable noncontrolling interest at the date of the business combination. On December 10, 2013, FTC terminated the agreement related to this exit right. As a result, the amount included in the consolidated balance sheet as redeemable noncontrolling interest at that date was reclassified to noncontrolling interests within stockholders' deficit on the December 31, 2013, consolidated balance sheet.

The movement in redeemable noncontrolling interest during the years ended December 31, 2013 and 2012, was as follows:

(in millions)
Redeemable noncontrolling interest at January 1, 2012	$1,212
Share of net earnings	171
Dividend payments	(105)
Currency translation gains	25
Net loss and prior service cost	(2)
Redeemable noncontrolling interest at December 31, 2012	$1,301
Share of net earnings	99
Dividend payments	(94)
Currency translation losses	(33)
Net loss and prior service cost	2
Termination of rights agreement	(1,275)
Redeemable noncontrolling interest at December 31, 2013	$—

Note 24.

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

Note 25.

Quarterly Financial Data (Unaudited):

	2014 Quarters
(in millions, except per share data)	1st	2nd	3rd	4th
Net revenues	$17,779	$21,051	$21,335	$19,941
Gross profit	$4,543	$5,101	$5,122	$4,565
Net earnings attributable to PMI	$1,875	$1,851	$2,155	$1,612
Per share data:
Basic EPS	$1.18	$1.17	$1.38	$1.03
Diluted EPS	$1.18	$1.17	$1.38	$1.03
Dividends declared	$0.94	$0.94	$1.00	$1.00
Market price:
— High	$87.20	$91.63	$86.85	$90.25
— Low	$75.28	$81.70	$81.19	$81.16

	2013 Quarters
(in millions, except per share data)	1st	2nd	3rd	4th
Net revenues	$18,527	$20,483	$20,629	$20,390
Gross profit	$5,095	$5,216	$5,309	$5,187
Net earnings attributable to PMI	$2,125	$2,124	$2,340	$1,987
Per share data:
Basic EPS	$1.28	$1.30	$1.44	$1.24
Diluted EPS	$1.28	$1.30	$1.44	$1.24
Dividends declared	$0.85	$0.85	$0.94	$0.94
Market price:
— High	$93.61	$96.73	$91.40	$91.81
— Low	$84.33	$86.05	$82.86	$83.81

Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

During 2014 and 2013, PMI recorded the following pre-tax charges in earnings:

	2014 Quarters
(in millions)	1st	2nd	3rd	4th
Asset impairment and exit costs	$23	$489	$(9)	$32

	2013 Quarters
(in millions)	1st	2nd	3rd	4th
Asset impairment and exit costs	$3	$5	$—	$301

See Note 5. Asset Impairment and Exit Costs for additional information on these pre-tax charges.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Philip Morris International Inc. and Subsidiaries:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, comprehensive earnings, stockholders’ (deficit) equity, and cash flows, present fairly, in all material respects, the financial position of Philip Morris International Inc. and its subsidiaries (“PMI”) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, PMI maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PMI’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on PMI’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers SA

/S/ BARRY J. MISTHAL	/S/ FELIX ROTH
Barry J. Misthal	Felix Roth

Lausanne, Switzerland
February 5, 2015

Report of Management on Internal Control Over Financial Reporting
Management of Philip Morris International Inc. (“PMI”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. PMI’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those written policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of PMI;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

•	provide reasonable assurance that receipts and expenditures of PMI are being made only in accordance with the authorization of management and directors of PMI; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of PMI’s internal control over financial reporting as of December 31, 2014. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of PMI’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on this assessment, management determined that, as of December 31, 2014, PMI maintained effective internal control over financial reporting.
PricewaterhouseCoopers SA, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of PMI included in this report, has audited the effectiveness of PMI’s internal control over financial reporting as of December 31, 2014, as stated in their report herein.
February 5, 2015

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

The Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are included in Item 8.

Item 9B.	Other Information.

None
PART III

Except for the information relating to the executive officers set forth in Item 10 and the information relating to equity compensation plans set forth in Item 12, the information called for by Items 10-14 is hereby incorporated by reference to PMI’s definitive proxy statement for use in connection with its annual meeting of stockholders to be held on May 6, 2015, that will be filed with the SEC on or about March 26, 2015 (the “proxy statement”), and, except as indicated therein, made a part hereof.

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers as of February 20, 2015:

Name	Office	Age
André Calantzopoulos	Chief Executive Officer	57
Drago Azinovic	President, European Union Region	52
Bertrand Bonvin	Senior Vice President, Research & Development	46
Patrick Brunel	Senior Vice President and Chief Information Officer	49
Frederic de Wilde	Senior Vice President, Marketing & Sales	47
Marc S. Firestone	Senior Vice President and General Counsel	55
Martin King	President, Latin America & Canada Region	50
Peter J. Luongo	Vice President, Treasury and Planning	36
Antonio Marques	Senior Vice President, Operations	59
James R. Mortensen	Senior Vice President, Human Resources	57
Jacek Olczak	Chief Financial Officer	50
Matteo Pellegrini	President, Asia Region	52
Jeanne Pollès	Senior Vice President, Corporate Affairs	50
Joachim Psotta(1)	Vice President and Controller	57
Jerry E. Whitson	Deputy General Counsel and Corporate Secretary	59
Miroslaw Zielinski	President, Eastern Europe, Middle East & Africa Region & PMI Duty Free	53

(1) Mr. Psotta will retire as Vice President and Controller effective March 1, 2015. He will be succeeded by Mr. Andreas Kurali.

All of the above-mentioned officers, except for Messrs. Firestone, Luongo and Whitson, have been employed by us in various capacities during the past five years.

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

Refer to Compensation Discussion and Analysis and Compensation of Directors sections of the proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The number of shares to be issued upon exercise or vesting and the number of shares remaining available for future issuance under PMI’s equity compensation plans at December 31, 2014, were as follows:

	Number of Shares to be Issued upon Exercise of Outstanding Options and Vesting of Deferred Stock (a)		Weighted Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	7,039,377	(1)	$—	25,501,164

(1) Represents shares of deferred stock.

Refer to Ownership of Equity Securities section of the proxy statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Refer to Related Person Transactions and Code of Conduct and Independence of Nominees sections of the proxy statement.

Item 14.	Principal Accounting Fees and Services.

Refer to Audit Committee Matters section of the proxy statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Index to Consolidated Financial Statements and Schedules

Page
Consolidated Balance Sheets at December 31, 2014 and 2013	59 - 60
Consolidated Statements of Earnings for the years ended December 31, 2014, 2013 and 2012	61
Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2014, 2013 and 2012	62
Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended December 31, 2014, 2013 and 2012	63
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	64 - 65
Notes to Consolidated Financial Statements	66 - 110
Report of Independent Registered Public Accounting Firm	111
Report of Management on Internal Control Over Financial Reporting	112

Schedules have been omitted either because such schedules are not required or are not applicable.

(b) The following exhibits are filed as part of this Report:

2.1	—
Distribution Agreement between Altria Group, Inc. and Philip Morris International Inc. dated January 30, 2008 (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form 10 filed February 7, 2008).

3.1	—	Amended and Restated Articles of Incorporation of Philip Morris International Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed February 7, 2008).
3.2	—	Amended and Restated By-laws of Philip Morris International Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed December 15, 2014).
4.1	—	Specimen Stock Certificate of Philip Morris International Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 10 filed February 7, 2008).
4.2	—
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
Credit Agreement, dated as of February 28, 2014, among Philip Morris International Inc., the lenders named therein, J.P. Morgan Europe Limited, as facility Agent, and JPMorgan Chase Bank, N.A. as Swingline Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 3, 2014).

10.8	__
Extension Agreement, dated as of January 31, 2014, to Credit Agreement, dated as of February 12, 2013, among Philip Morris International Inc., the lenders party thereto and the Royal Bank of Scotland plc, as administrative agent (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.9	__
Amendment No. 1, dated as of August 31, 2012, to the Amended and Restated Credit Agreement, dated as of May 11, 2011, among Philip Morris International Inc., the lenders named therein and J.P. Morgan Europe Limited, as facility agent (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.10	__
Amendment No. 1, dated as of August 31, 2012, to the Credit Agreement, dated as of October 25, 2011, among Philip Morris International Inc., the lenders named therein and Citibank International plc, as facility agent (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.11	—
Anti-Contraband and Anti-Counterfeit Agreement and General Release dated as of July 9, 2004 and Appendices (Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form 10 filed February 7, 2008).

10.12	—
Modification Agreement, dated as of October 14, 2014, to the Anti-Contraband and Anti-Counterfeit Agreement and General Release, dated as of July 9, 2004 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.13	—	Philip Morris International Inc. Automobile Policy (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form 10 filed February 7, 2008).*

10.14	—
Philip Morris International Benefit Equalization Plan, as amended and in effect on August 6, 2012 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).*

10.15	—	Philip Morris International Inc. 2008 Performance Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form 10 filed February 7, 2008).*

10.16	—
Form of Philip Morris International Inc. 2008 Performance Incentive Plan Deferred Stock Agreement (2009 Grants) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 10, 2009).*

10.17	—	Philip Morris International Inc. 2012 Performance Incentive Plan, effective May 7, 2012 (incorporated by reference to Exhibit A to the Definitive Proxy Statement filed on March 30, 2012).*
10.18	—	Pension Fund of Philip Morris in Switzerland (IC) (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2010).*
10.19	—	Summary of Supplemental Pension Plan of Philip Morris in Switzerland.*
10.20	—
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
Philip Morris International Inc. 2008 Stock Compensation Plan for Non-Employee Directors (amended and restated as of September 9, 2014) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 10, 2014).*

10.23	—
Philip Morris International Inc. 2008 Stock Compensation Plan for Non-Employee Directors (amended and restated as of January 1, 2015) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 15, 2014).*

10.24	—	Philip Morris International Inc. 2008 Deferred Fee Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form 10 filed February 7, 2008).*
10.25	—
Supplemental Letter to the Employment Agreement with André Calantzopoulos (as amended). The employment agreement was previously filed as Exhibit 10.22 to the Registration Statement on Form 10 filed February 7, 2008 and is incorporated by reference to this Exhibit 10.25. The Amendment to the employment agreement was previously filed as Exhibit 10.1 to the Current Report on Form 8-K/A filed June 13, 2013 and is incorporated by reference to this Exhibit 10.25.*

10.26	—
Amendment to Employment Agreement with Marc S. Firestone (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2013). The employment agreement was previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and is incorporated by reference to this Exhibit 10.26.*

10.27	—
Amendment to Employment Agreement with Matteo Pellegrini (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 2013). The employment agreement was previously filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and is incorporated by reference to this Exhibit 10.27.*

10.28	—	Agreement with Louis C. Camilleri (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form 10 filed February 7, 2008).*
10.29	—	Separation Agreement with Louis C. Camilleri, dated December 18, 2014.*
10.30	—
Amendment to Employment Agreement with Miroslaw Zielinski (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2013). The employment agreement was previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and is incorporated by reference to this Exhibit 10.30.*

10.31	—
Time Sharing Agreement between PMI Global Services Inc. and Louis C. Camilleri dated August 18, 2010 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 19, 2010).*

10.32	—
Amendment No. 1 to the Time Sharing Agreement between PMI Global Services Inc. and Louis C. Camilleri, dated August 22, 2012 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).*

10.33	—
Amendment No. 2 to the Time Sharing Agreement between PMI Global Services Inc. and Louis C. Camilleri, dated October 23, 2012 (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2012).*

10.34	—	Amendment No. 3 to the Time Sharing Agreement between PMI Global Services Inc. and Louis C. Camilleri, dated December 31, 2014.*
10.35	—
Time Sharing Agreement between PMI Global Services Inc. and André Calantzopoulos, dated May 8, 2013 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.36		Amendment No. 1 to the Time Sharing Agreement between PMI Global Services Inc. and André Calantzopoulos, dated December 23, 2014.*
10.37	—
Amendment to Employment Agreement with Jacek Olczak (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the year ended December 31, 2013). The employment agreement was previously filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and is incorporated by reference to this Exhibit 10.37.*

10.38	—	Amended and Restated Supplemental Management Employees’ Retirement Plan (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2008).*
10.39	—	Supplemental Equalization Plan, amended and restated as of August 6, 2012 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q to the quarter ended September 30, 2012).*
10.40	—
Form of Supplemental Equalization Plan Employee Grantor Trust Enrollment Agreement (Secular Trust) (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K for the year ended December 31, 2008).*

10.41	—
Form of Supplemental Equalization Plan Employee Grantor Trust Enrollment Agreement (Executive Trust) (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2008).*

10.42	—
Philip Morris International Inc. Form of Indemnification Agreement with Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 18, 2009).*

10.43	—	Form of Deferred Stock Agreement (April 16, 2012) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).*
10.44	—
Philip Morris International Inc. Performance Incentive Plan, as amended and restated effective February 11, 2010 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 17, 2010).*

10.45	—	Form of Restricted Stock Agreement (2011 Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 11, 2011).*
10.46	—	Form of Deferred Stock Agreement (2011 Grants) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 11, 2011).*
10.47	—	Form of Deferred Stock Agreement (2012 Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 13, 2012).*
10.48	—	Form of Deferred Stock Agreement (2013 Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 12, 2013).*
10.49	—	Form of Deferred Stock Agreement (2014 Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 7, 2014).*
10.50	—	Form of Deferred Stock Agreement (2015 Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 10, 2015).*
10.51	—	Philip Morris International Inc. Tax Return Preparation Services Policy.*

12	—	Statement regarding computation of ratios of earnings to fixed charges.
21	—	Subsidiaries of Philip Morris International Inc.
23	—	Consent of independent registered public accounting firm.
24	—	Powers of attorney.
31.1	—
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

Date: February 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ ANDRÉ CALANTZOPOULOS	Chief Executive Officer	February 20, 2015
(André Calantzopoulos)
/s/ JACEK OLCZAK	Chief Financial Officer	February 20, 2015
(Jacek Olczak)
/s/ JOACHIM PSOTTA	Vice President and Controller	February 20, 2015
(Joachim Psotta)
*HAROLD BROWN, LOUIS C. CAMILLERI, WERNER GEISSLER, JENNIFER LI, JUN MAKIHARA, SERGIO MARCHIONNE, KALPANA MORPARIA, LUCIO A. NOTO, FREDERIK PAULSEN, ROBERT B. POLET, CARLOS SLIM HELÚ, STEPHEN M. WOLF	Directors

*By:	/s/ ANDRÉ CALANTZOPOULOS	February 20, 2015
(André Calantzopoulos Attorney-in-fact)