Form 10-Q
period 2015-03-31
Philip Morris International Inc.
filed 2015-05-01
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At April 29, 2015, there were 1,549,145,097 shares outstanding of the registrant’s common stock, no par value per share.

PHILIP MORRIS INTERNATIONAL INC.

In this report, “PMI,” “we,” “us” and “our” refer to Philip Morris International Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$1,524	$1,682
Receivables (less allowances of $48 in 2015 and $50 in 2014)	3,741	4,004
Inventories:
Leaf tobacco	3,098	3,135
Other raw materials	1,636	1,696
Finished product	2,818	3,761
	7,552	8,592
Deferred income taxes	457	533
Other current assets	1,001	673
Total current assets	14,275	15,484
Property, plant and equipment, at cost	12,085	12,759
Less: accumulated depreciation	6,388	6,688
	5,697	6,071
Goodwill (Note 5)	7,920	8,388
Other intangible assets, net (Note 5)	2,855	2,985
Investments in unconsolidated subsidiaries (Note 15)	1,064	1,083
Other assets	1,444	1,176
TOTAL ASSETS	$33,255	$35,187

See notes to condensed consolidated financial statements.
Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share data)
(Unaudited)

	March 31, 2015	December 31, 2014
LIABILITIES
Short-term borrowings (Note 11)	$3,384	$1,208
Current portion of long-term debt (Note 11)	1,629	1,318
Accounts payable	1,038	1,242
Accrued liabilities:
Marketing and selling	437	549
Taxes, except income taxes	3,945	5,490
Employment costs	848	1,135
Dividends payable	1,559	1,559
Other	1,482	1,375
Income taxes	493	1,078
Deferred income taxes	165	158
Total current liabilities	14,980	15,112
Long-term debt (Note 11)	25,572	26,929
Deferred income taxes	1,975	1,549
Employment costs	2,097	2,202
Other liabilities	877	598
Total liabilities	45,501	46,390
Contingencies (Note 9)
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2015 and 2014)	—	—
Additional paid-in capital	613	710
Earnings reinvested in the business	29,489	29,249
Accumulated other comprehensive losses	(8,090)	(6,826)
	22,012	23,133
Less: cost of repurchased stock (560,220,461 and 562,416,635 shares in 2015 and 2014, respectively)	35,628	35,762
Total PMI stockholders’ deficit	(13,616)	(12,629)
Noncontrolling interests	1,370	1,426
Total stockholders’ deficit	(12,246)	(11,203)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$33,255	$35,187

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Net revenues	$17,352	$17,779
Cost of sales	2,229	2,374
Excise taxes on products	10,736	10,862
Gross profit	4,387	4,543
Marketing, administration and research costs	1,494	1,547
Asset impairment and exit costs (Note 2)	—	23
Amortization of intangibles	22	22
Operating income	2,871	2,951
Interest expense, net	275	268
Earnings before income taxes	2,596	2,683
Provision for income taxes	785	776
Equity (income)/loss in unconsolidated subsidiaries, net	(23)	(9)
Net earnings	1,834	1,916
Net earnings attributable to noncontrolling interests	39	41
Net earnings attributable to PMI	$1,795	$1,875
Per share data (Note 7):
Basic earnings per share	$1.16	$1.18
Diluted earnings per share	$1.16	$1.18
Dividends declared	$1.00	$0.94

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Net earnings	$1,834	$1,916
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized losses, net of income taxes of ($434) in 2015 and ($4) in 2014	(1,343)	(37)
Change in net loss and prior service cost:
Amortization of net losses, prior service costs and net transition costs, net of income taxes of ($12) in 2015 and ($12) in 2014	56	38
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of ($2) in 2015 and $3 in 2014	25	(24)
Gains transferred to earnings, net of income taxes of $3 in 2015 and $1 in 2014	(27)	(7)
Total other comprehensive losses	(1,289)	(30)
Total comprehensive earnings	545	1,886
Less comprehensive earnings attributable to:
Noncontrolling interests	14	34
Comprehensive earnings attributable to PMI	$531	$1,852

See notes to condensed consolidated financial statements

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Three Months Ended March 31, 2015 and 2014
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, January 1, 2014	$—	$723	$27,843	$(4,190)	$(32,142)	$1,492	$(6,274)
Net earnings			1,875			41	1,916
Other comprehensive earnings (losses), net of income taxes				(23)		(7)	(30)
Issuance of stock awards and exercise of stock options		(115)			156		41
Dividends declared ($0.94 per share)			(1,490)				(1,490)
Payments to noncontrolling interests						(70)	(70)
Common stock repurchased					(1,250)		(1,250)
Balances, March 31, 2014	$—	$608	$28,228	$(4,213)	$(33,236)	$1,456	$(7,157)
Balances, January 1, 2015	$—	$710	$29,249	$(6,826)	$(35,762)	$1,426	$(11,203)
Net earnings			1,795			39	1,834
Other comprehensive earnings (losses), net of income taxes				(1,264)		(25)	(1,289)
Issuance of stock awards		(97)			134		37
Dividends declared ($1.00 per share)			(1,555)				(1,555)
Payments to noncontrolling interests						(70)	(70)
Common stock repurchased					—		—
Balances, March 31, 2015	$—	$613	$29,489	$(8,090)	$(35,628)	$1,370	$(12,246)

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$1,834	$1,916

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	192	211
Deferred income tax provision	132	86
Asset impairment and exit costs, net of cash paid	(160)	(177)
Cash effects of changes, net of the effects from acquired companies:
Receivables, net	54	395
Inventories	393	1,086
Accounts payable	44	35
Income taxes	(535)	(762)
Accrued liabilities and other current assets	(2,327)	(2,131)
Pension plan contributions	(9)	(29)
Other	7	85
Net cash provided by (used in) operating activities	(375)	715

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(203)	(256)
Investments in unconsolidated subsidiaries	(8)	—
Other	279	48
Net cash provided by (used in) investing activities	68	(208)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Short-term borrowing activity by original maturity:
Net issuances - maturities of 90 days or less	$2,237	$655
Issuances - maturities longer than 90 days	13	744
Repayments - maturities longer than 90 days	—	(465)
Long-term debt proceeds	302	2,359
Long-term debt repaid	(399)	(1,240)
Repurchases of common stock	(48)	(1,241)
Dividends paid	(1,555)	(1,503)
Other	(25)	(114)
Net cash provided by (used in) financing activities	525	(805)
Effect of exchange rate changes on cash and cash equivalents	(376)	(33)

Cash and cash equivalents:
Decrease	(158)	(331)
Balance at beginning of period	1,682	2,154
Balance at end of period	$1,524	$1,823

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Background and Basis of Presentation:
Background
Philip Morris International Inc. is a holding company incorporated in Virginia, U.S.A., whose subsidiaries and affiliates, and their licensees, are engaged in the manufacture and sale of cigarettes, other tobacco products and other nicotine-containing products in markets outside of the United States of America. Throughout these financial statements, the term “PMI” refers to Philip Morris International Inc. and its subsidiaries.
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
These statements should be read in conjunction with the audited consolidated financial statements and related notes, which appear in PMI’s Annual Report on Form 10-K for the year ended December 31, 2014.

Note 2. Asset Impairment and Exit Costs:
Pre-tax asset impairment and exit costs consisted of the following:

(in millions)	For the Three Months Ended March 31,
	2015	2014
Separation programs:
Asia	$—	$23
Total separation programs	—	23
Asset impairment and exit costs	$—	$23
Exit Costs
Separation Programs
PMI recorded pre-tax separation program charges of $23 million for the three months ended March 31, 2014. These charges related to severance costs for a factory closure in Australia.
Movement in Exit Cost Liabilities
The movement in exit cost liabilities for the three months ended March 31, 2015 was as follows:

(in millions)
Liability balance, January 1, 2015	$270
Charges, net	—
Cash spent	(160)
Currency/other	(15)
Liability balance, March 31, 2015	$95
Cash payments related to exit costs at PMI were $160 million and $200 million for the three months ended March 31, 2015 and 2014, respectively. Future cash payments for exit costs incurred to date are expected to be approximately $95 million, and will be substantially paid by the end of 2015.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 3. Stock Plans:
In May 2012, PMI’s shareholders approved the Philip Morris International Inc. 2012 Performance Incentive Plan (the “2012 Plan”). The 2012 Plan replaced the 2008 Performance Incentive Plan (the “2008 Plan”) and, as a result, there will be no additional grants under the 2008 Plan. Under the 2012 Plan, PMI may grant to eligible employees restricted stock, restricted stock units and deferred stock units, performance-based cash incentive awards and performance-based equity awards. Up to 30 million shares of PMI’s common stock may be issued under the 2012 Plan. At March 31, 2015, shares available for grant under the 2012 Plan were 23,252,170.
In 2008, PMI adopted the Philip Morris International Inc. 2008 Stock Compensation Plan for Non-Employee Directors (the “Non-Employee Directors Plan”). A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the Non-Employee Directors Plan. At March 31, 2015, shares available for grant under the plan were 715,185.
During the three months ended March 31, 2015, PMI granted 1.5 million shares of deferred stock awards to eligible employees at a grant date fair value of $82.28 per share. During the three months ended March 31, 2014, PMI granted 2.4 million shares of deferred stock awards to eligible employees at a weighted-average grant date fair value of $77.74 per share. PMI recorded compensation expense related to stock awards of $58 million and $66 million during the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, PMI had $251 million of total unrecognized compensation cost related to non-vested deferred stock awards. The cost is recognized over the original restriction period of the awards, which is typically three or more years after the date of the award, subject to earlier vesting on death or disability or normal retirement, or separation from employment by mutual agreement after reaching age 58.

During the three months ended March 31, 2015, 2.5 million shares of PMI deferred stock awards vested. The grant date fair value of all the vested shares was approximately $196 million. The total fair value of deferred stock awards that vested during the three months ended March 31, 2015 was approximately $203 million.

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
Pension Plans
Components of Net Periodic Benefit Cost
Net periodic pension cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
(in millions)	2015	2014	2015	2014
Service cost	$1	$1	$51	$52
Interest cost	5	4	36	51
Expected return on plan assets	(4)	(4)	(83)	(88)
Amortization:
Net loss	3	2	46	28
Prior service cost	—	—	1	2
Net periodic pension cost	$5	$3	$51	$45

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Employer Contributions
PMI makes, and plans to make, contributions, to the extent that they are tax deductible and to meet specific funding requirements of its funded U.S. and non-U.S. plans. Employer contributions of $9 million were made to the pension plans during the three months ended March 31, 2015. Currently, PMI anticipates making additional contributions during the remainder of 2015 of approximately $131 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Note 5. Goodwill and Other Intangible Assets, net:
Goodwill and other intangible assets, net, by segment were as follows:

	Goodwill		Other Intangible Assets, net
(in millions)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
European Union	$1,277	$1,398	$556	$582
Eastern Europe, Middle East & Africa	481	517	211	215
Asia	3,764	3,904	1,156	1,207
Latin America & Canada	2,398	2,569	932	981
Total	$7,920	$8,388	$2,855	$2,985
Goodwill primarily reflects PMI’s acquisitions in Canada, Colombia, Greece, Indonesia, Mexico, Pakistan and Serbia, as well as the business combination in the Philippines. The movements in goodwill from December 31, 2014, were as follows:

(in millions)	European Union	Eastern Europe, Middle East & Africa	Asia	Latin America & Canada	Total
Balances, December 31, 2014	$1,398	$517	$3,904	$2,569	$8,388
Changes due to:
Currency	(121)	(36)	(140)	(171)	(468)
Balances, March 31, 2015	$1,277	$481	$3,764	$2,398	$7,920
Additional details of other intangible assets were as follows:

	March 31, 2015		December 31, 2014
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$1,641		$1,704
Amortizable intangible assets	1,799	$585	1,877	$596
Total other intangible assets	$3,440	$585	$3,581	$596

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia in 2005 and Mexico in 2007. Amortizable intangible assets primarily consist of certain trademarks, distribution networks and non-compete agreements associated with business combinations. The gross carrying amount, the range of useful lives as well as the weighted-average remaining useful life of amortizable intangible assets at March 31, 2015, were as follows:

(dollars in millions)	Gross Carrying Amount	Initial Estimated Useful Lives	Weighted-Average Remaining Useful Life
Trademarks	$1,444	2 - 40 years	23 years
Distribution networks	161	5 - 30 years	12 years
Non-compete agreements	108	4 - 10 years	0.2 years
Other (including farmer contracts and intellectual property rights)	86	10 - 17 years	12 years
	$1,799

Pre-tax amortization expense for intangible assets was $22 million for each of the three months ended March 31, 2015 and 2014. Amortization expense for each of the next five years is estimated to be $81 million or less, assuming no additional transactions occur that require the amortization of intangible assets.
The decrease in the gross carrying amount of other intangible assets from December 31, 2014, was due to currency movements.
During the first quarter of 2015, PMI completed its annual review of goodwill and non-amortizable intangible assets for potential impairment, and no impairment charges were required as a result of this review.

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
PMI uses deliverable and non-deliverable forward foreign exchange contracts, foreign currency swaps and foreign currency options, collectively referred to as foreign exchange contracts ("foreign exchange contracts"), and interest rate contracts to mitigate its exposure to changes in exchange and interest rates from third-party and intercompany actual and forecasted transactions. The primary currencies to which PMI is exposed include the Australian dollar, Euro, Indonesian rupiah, Japanese yen, Mexican peso, Russian ruble, Swiss franc and Turkish lira. At March 31, 2015, PMI had contracts with aggregate notional amounts of $18.7 billion of which $2.1 billion related to cash flow hedges, $3.8 billion related to hedges of net investments in foreign operations and $12.8 billion related to other derivatives that primarily offset currency exposures on intercompany financing.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The fair value of PMI’s foreign exchange contracts included in the condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014, were as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in millions)	Balance Sheet Classification	At March 31, 2015	At December 31, 2014	Balance Sheet Classification	At March 31, 2015	At December 31, 2014
Foreign exchange contracts designated as hedging instruments	Other current assets	$132	$248
	Other assets	416	122	Other liabilities	$42	$25
Foreign exchange contracts not designated as hedging instruments	Other current assets	65	34	Other accrued liabilities	347	126
	Other assets	59	2
Total derivatives		$672	$406		$389	$151

For the three months ended March 31, 2015 and 2014, PMI's cash flow and net investment hedging instruments impacted the consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, millions)	For the Three Months Ended March 31,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings
	2015	2014		2015	2014
Derivatives in Cash Flow Hedging Relationship
Foreign exchange contracts	$27	$(27)
			Net revenues	$30	$15
			Marketing, administration and research costs	7	—
			Interest expense, net	(7)	(7)
Derivatives in Net Investment Hedging Relationship
Foreign exchange contracts	286	25
Total	$313	$(2)		$30	$8

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Cash Flow Hedges
PMI has entered into foreign exchange contracts to hedge foreign currency exchange risk related to certain forecasted transactions. The effective portion of gains and losses associated with qualifying cash flow hedge contracts is deferred as a component of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. During the three months ended March 31, 2015 and 2014, ineffectiveness related to cash flow hedges was not material. As of March 31, 2015, PMI has hedged forecasted transactions for periods not exceeding the next twenty-one months with the exception of one foreign exchange contract that expires in May 2024. The impact of these hedges is primarily included in operating cash flows on PMI’s condensed consolidated statement of cash flows.

Hedges of Net Investments in Foreign Operations
PMI designates certain foreign currency denominated debt and foreign exchange contracts as net investment hedges of its foreign operations. For the three months ended March 31, 2015 and 2014, these hedges of net investments resulted in gains net of income taxes, of $835 million and $17 million, respectively. These gains were reported as a component of accumulated other comprehensive losses within currency translation adjustments. For the three months ended March 31, 2015 and 2014, ineffectiveness related to net investment hedges was not material. Other investing cash flows on PMI’s condensed consolidated statements of cash flows include the premiums paid for, and settlements of, net investment hedges.

Other Derivatives
PMI has entered into foreign exchange contracts to hedge the foreign currency exchange and interest rate risks related to intercompany loans between certain subsidiaries, and third-party loans. While effective as economic hedges, no hedge accounting is applied for these contracts; therefore, the unrealized gains (losses) relating to these contracts are reported in PMI’s condensed consolidated statement of earnings. For the three months ended March 31, 2015 and 2014, the losses from contracts for which PMI did not apply hedge accounting were $751 million and $48 million, respectively. The losses from these contracts substantially offset the gains generated by the underlying intercompany and third-party loans being hedged.

For the three months ended March 31, 2015 and 2014, the net impact of these contracts on the condensed consolidated statements of earnings was immaterial.

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses
Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

(in millions)	For the Three Months Ended March 31,
	2015	2014
Gain as of January 1,	$123	$63
Derivative gains transferred to earnings	(27)	(7)
Change in fair value	25	(24)
Gain as of March 31,	$121	$32
At March 31, 2015, PMI expects $85 million of derivative gains that are included in accumulated other comprehensive losses to be reclassified to the condensed consolidated statement of earnings within the next twelve months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.
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
Fair Value
See Note 12. Fair Value Measurements and Note 14. Balance Sheet Offsetting for additional discussion of derivative financial instruments.

Note 7. Earnings Per Share:
Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Three Months Ended March 31,
	2015	2014
Net earnings attributable to PMI	$1,795	$1,875
Less distributed and undistributed earnings attributable to share-based payment awards	7	9
Net earnings for basic and diluted EPS	$1,788	$1,866
Weighted-average shares for basic and diluted EPS	1,548	1,583
Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and therefore are included in PMI’s earnings per share calculation pursuant to the two-class method.
For the 2015 and 2014 computations, there were no antidilutive stock options.

Note 8. Segment Reporting:
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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Segment data were as follows:

(in millions)	For the Three Months Ended March 31,
	2015	2014
Net revenues:
European Union	$5,940	$6,619
Eastern Europe, Middle East & Africa	4,429	4,562
Asia	4,764	4,475
Latin America & Canada	2,219	2,123
Net revenues	$17,352	$17,779
Earnings before income taxes:
Operating companies income:
European Union	$913	$978
Eastern Europe, Middle East & Africa	880	927
Asia	934	915
Latin America & Canada	230	202
Amortization of intangibles	(22)	(22)
General corporate expenses	(41)	(40)
Less:
Equity (income)/loss in unconsolidated subsidiaries, net	(23)	(9)
Operating income	2,871	2,951
Interest expense, net	(275)	(268)
Earnings before income taxes	$2,596	$2,683
Items affecting the comparability of results from operations are asset impairment and exit costs. See Note 2. Asset Impairment and Exit Costs for a breakdown of these costs by segment.

Note 9. Contingencies:
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
To date, we have paid one judgment in a tobacco-related case. That judgment, including costs, was approximately €1,400 (approximately $1,500), and that payment was made in order to appeal an Italian small claims case, which was subsequently reversed on appeal. To date, no tobacco-related case has been finally resolved in favor of a plaintiff against us, our subsidiaries or indemnitees.
The table below lists the number of tobacco-related cases pending against us and/or our subsidiaries or indemnitees as of April 30, 2015, May 1, 2014 and May 1, 2013:

Type of Case	Number of Cases Pending as of April 30, 2015	Number of Cases Pending as of May 1, 2014	Number of Cases Pending as of May 1, 2013
Individual Smoking and Health Cases	61	65	71
Smoking and Health Class Actions	11	11	11
Health Care Cost Recovery Actions	16	15	15
Lights Class Actions	—	1	2
Individual Lights Cases	2	2	1
Public Civil Actions	2	2	4
Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 434 Smoking and Health, Lights, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Ten cases have had decisions in favor of plaintiffs. Nine of these cases have subsequently reached final resolution in our favor and one remains on appeal.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The table below lists the verdict and post-trial developments in the remaining case where a verdict was returned in favor of the plaintiff:

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
February 2004	Brazil/The Smoker Health Defense Association	Class Action
The Civil Court of São Paulo found defendants liable without hearing evidence. The court did not assess actual damages, which were to be assessed in a second phase of the case. The size of the class was not defined in the ruling.

In April 2004, the court clarified its ruling, awarding “moral damages” of R$1,000 (approximately $340) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class was not estimated. Defendants appealed to the São Paulo Court of Appeals, which annulled the ruling in November 2008, finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In May 2011, the trial court dismissed the claim. Plaintiff appealed the decision. In February 2015, the court unanimously dismissed plaintiff's appeal. Plaintiff may further appeal. In addition, the defendants filed a constitutional appeal to the Federal Supreme Tribunal on the basis that the plaintiff did not have standing to bring the lawsuit. This appeal is still pending.

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
As of April 30, 2015, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•
61 cases brought by individual plaintiffs in Argentina (23), Brazil (22), Canada (2), Chile (7), Costa Rica (2), Greece (1), Italy (2), the Philippines (1) and Scotland (1), compared with 65 such cases on May 1, 2014, and 71 cases on May 1, 2013; and

•	11 cases brought on behalf of classes of individual plaintiffs in Brazil (2) and Canada (9), compared with 11 such cases on May 1, 2014 and 11 such cases on May 1, 2013.

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
As of April 30, 2015, there were 16 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Canada (10), Korea (1) and Nigeria (5), compared with 15 such cases on May 1, 2014 and 15 such cases on May 1, 2013.
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
In the eighth health care cost recovery case filed in Canada, The Government of Saskatchewan v. Rothmans, Benson & Hedges Inc., et al., Queen's Bench, Judicial Centre of Saskatchewan, Canada, filed June 8, 2012, we, our subsidiaries, our indemnitees (PM USA and Altria), and other members of the industry are defendants. The claim was filed by the government of the province of Saskatchewan based on legislation enacted in the province that is similar to the laws enacted in several other Canadian provinces. The legislation authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” Defendants filed their defenses in February 2015. Discovery is scheduled to begin in 2017.
In the ninth health care cost recovery case filed in Canada, Her Majesty the Queen in Right of the Province of Prince Edward Island v. Rothmans, Benson & Hedges Inc., et al., Supreme Court of Prince Edward Island (General Section), Canada, filed September 10, 2012, we, our subsidiaries, our indemnitees (PM USA and Altria), and other members of the industry are defendants. The claim was filed by the government of the province of Prince Edward Island based on legislation enacted in the province that is similar to the laws enacted in several other Canadian provinces. The legislation authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” Defendants filed their defenses in February 2015. Discovery is scheduled to begin in 2017.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In the tenth health care cost recovery case filed in Canada, Her Majesty the Queen in Right of the Province of Nova Scotia v. Rothmans, Benson & Hedges Inc., et al., Supreme Court of Nova Scotia, Canada, filed January 2, 2015, we, our subsidiaries, our indemnitees (PM USA and Altria), and other members of the industry are defendants. The claim was filed by the government of the province of Nova Scotia based on legislation enacted in the province that is similar to the laws enacted in several other Canadian provinces. The legislation authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” In January 2015, we, our subsidiaries, and our indemnitees were served with the statement of claim. Preliminary motions are pending. Defenses are scheduled to be filed during 2015, and discovery is scheduled to begin in 2017.
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
In the health care cost recovery case in Korea, the National Health Insurance Service v. KT&G, et. al., filed April 14, 2014, our subsidiary and other Korean manufacturers are defendants. Plaintiff alleges that defendants concealed the health hazards of smoking, marketed to youth, added ingredients to make their products more harmful and addictive, and misled consumers into believing that Lights cigarettes are safer than regular cigarettes. The National Health Insurance Service seeks to recover approximately $53.7 million allegedly incurred in treating 3,484 patients with small cell lung cancer, squamous cell lung cancer, and squamous cell laryngeal cancer from 2003 to 2012. The case is now in the evidentiary phase.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of April 30, 2015, there were 2 lights cases brought by individual plaintiffs pending against our subsidiaries or indemnitees in Chile (1) and Italy (1), compared with 2 such cases on May 1, 2014, and 1 such case on May 1, 2013.

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
As of April 30, 2015, there were 2 public civil actions pending against our subsidiaries in Argentina (1) and Venezuela (1), compared with 2 such cases on May 1, 2014, and 4 such cases on May 1, 2013.
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

Note 10. Income Taxes:
Income tax provisions for jurisdictions outside the United States of America, as well as state and local income tax provisions, were determined on a separate company basis and the related assets and liabilities were recorded in PMI’s condensed consolidated balance sheets.

PMI’s effective tax rates for the three months ended March 31, 2015 and 2014 were 30.2% and 28.9%, respectively. PMI estimates that its full-year 2015 effective tax rate will be approximately 29%. The effective tax rate for the three months ended March 31, 2015 was unfavorably impacted by changes to repatriation assertions on certain foreign subsidiary historical earnings ($58 million). Excluding the effect of the 2015 repatriation assertion changes, the change in the effective tax rate for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was primarily due to earnings mix by taxing jurisdiction and repatriation cost differences.
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
It is reasonably possible that, within the next 12 months, certain tax examinations will close, which could result in a change in unrecognized tax benefits, along with related interest and penalties. An estimate of any possible change cannot be made at this time.

Note 11. Indebtedness:
Short-term Borrowings:
At March 31, 2015 and December 31, 2014, PMI’s short-term borrowings, consisting of commercial paper and bank loans to certain PMI subsidiaries, had a carrying value of $3,384 million and $1,208 million, respectively. The fair value of PMI’s short-term borrowings, based on current market interest rates, approximates carrying value.

Long-term Debt:
At March 31, 2015 and December 31, 2014, PMI’s long-term debt consisted of the following:

(in millions)	March 31, 2015	December 31, 2014
U.S. dollar notes, 1.125% to 6.375% (average interest rate 3.874%), due through 2044	$16,831	$17,229
Foreign currency obligations:
Euro notes, 1.750% to 5.875% (average interest rate 3.104%), due through 2033	8,165	9,161
Swiss franc notes, 0.750% to 2.000% (average interest rate 1.217%), due through 2024	1,736	1,690
Other (average interest rate 3.125%), due through 2024	469	167
	27,201	28,247
Less current portion of long-term debt	1,629	1,318
	$25,572	$26,929
Other foreign currency debt above includes mortgage debt in Switzerland and capital lease obligations at March 31, 2015 and December 31, 2014.
Credit Facilities:

On January 23, 2015, PMI entered into an agreement to extend the term of its existing $2.0 billion 364-day revolving credit facility, effective February 10, 2015, from February 10, 2015 to February 9, 2016.  On January 23, 2015, PMI also entered into an agreement to extend the term of its existing $2.5 billion multi-year revolving credit facility, effective February 28, 2015, from February 28, 2019 to February 28, 2020.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

At March 31, 2015, PMI's total committed credit facilities were as follows:

(in billions)

Type	Committed Credit Facilities
364-day revolving credit, expiring February 9, 2016	$2.0
Multi-year revolving credit, expiring February 28, 2020	2.5
Multi-year revolving credit, expiring October 25, 2016	3.5
Total facilities	$8.0

At March 31, 2015, there were no borrowings under these committed credit facilities, and the entire committed amounts were available for borrowing.

Note 12. Fair Value Measurements:
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
Debt
The fair value of PMI’s outstanding debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. The aggregate carrying value of PMI’s debt, excluding short-term borrowings and $12 million of capital lease obligations, was $27,189 million at March 31, 2015. The fair value of PMI’s outstanding debt, excluding the aforementioned short-term borrowings and capital lease obligations, has been classified within Level 1 and Level 2 in the table shown below.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Contingent Consideration
The fair value of PMI's contingent consideration relating to acquisitions is determined utilizing a discounted cash flow approach using various probability weighted scenarios. The significant unobservable inputs used in calculating the fair value of the contingent consideration includes financial performance scenarios, the probability of achieving those scenarios, and the discount rate. PMI's contingent consideration has been classified within Level 3 in the table shown below. For additional information, see Note 16. Acquisitions and Other Business Arrangements.

The aggregate fair values of PMI’s derivative financial instruments, debt and contingent consideration as of March 31, 2015, were as follows:

(in millions)	Fair Value at March 31, 2015	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$672	$—	$672	$—
Total assets	$672	$—	$672	$—
Liabilities:
Debt	$29,881	$29,396	$485	$—
Foreign exchange contracts	389	—	389	—
Contingent consideration	21	—	—	21
Total liabilities	$30,291	$29,396	$874	$21

Note 13. Accumulated Other Comprehensive Losses:
PMI’s accumulated other comprehensive losses, net of taxes, consisted of the following:

(in millions)	At March 31, 2015	At December 31, 2014	At March 31, 2014
Currency translation adjustments	$(5,247)	$(3,929)	$(2,237)
Pension and other benefits	(2,964)	(3,020)	(2,008)
Derivatives accounted for as hedges	121	123	32
Total accumulated other comprehensive losses	$(8,090)	$(6,826)	$(4,213)

Reclassifications from Other Comprehensive Earnings

The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement are shown on the condensed consolidated statements of comprehensive earnings for the three months ended March 31, 2015 and 2014. For additional information, see Note 4. Benefit Plans and Note 6. Financial Instruments for disclosures related to PMI's pension and other benefits, and derivative financial instruments, respectively.

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

The effects of these derivative financial instrument assets and liabilities on PMI's condensed consolidated balance sheets were as follows:

(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Received/Pledged
						Net Amount

At March 31, 2015
Assets
Foreign exchange contracts	$672	$—	$672	$(157)	$(447)	$68
Liabilities
Foreign exchange contracts	$389	$—	$389	$(157)	$(215)	$17
At December 31, 2014
Assets
Foreign exchange contracts	$406	$—	$406	$(77)	$(306)	$23
Liabilities
Foreign exchange contracts	$151	$—	$151	$(77)	$(63)	$11

Note 15. Investments in Unconsolidated Subsidiaries:

At March 31, 2015 and December 31, 2014, PMI had total investments in unconsolidated subsidiaries of $1,064 million and $1,083 million, respectively, which were accounted for under the equity method of accounting. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses and movements in currency translation adjustments. The carrying value of our equity method investments at the acquisition date exceeded our share of the unconsolidated subsidiaries' book value by $1,417 million, including $1,264 million attributable to goodwill. The difference between the investment carrying value and the amount of underlying equity in net assets, excluding the $1,264 million attributable to goodwill, is being amortized on a straight-line basis over the underlying assets' estimated useful lives of 3 to 20 years. As of March 31, 2015, PMI received no dividends from unconsolidated subsidiaries. At December 31, 2014, PMI received year-to-date dividends from unconsolidated subsidiaries of $107 million.
On September 30, 2013, PMI acquired a 49% equity interest in United Arab Emirates-based Emirati Investors-TA (FZC) (“EITA”), formerly Arab Investors-TA (FZC), for approximately $625 million. As a result of this transaction, PMI holds an approximate 25% economic interest in Société des Tabacs Algéro-Emiratie (“STAEM”), an Algerian joint venture that is 51% owned by EITA and 49% by the Algerian state-owned enterprise Société Nationale des Tabacs et Allumettes SpA. STAEM manufactures and distributes under license some of PMI’s brands. The initial investment in EITA was recorded at cost and is included in investments in unconsolidated subsidiaries on the condensed consolidated balance sheets.
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
At March 31, 2015 and December 31, 2014, PMI's investments in other unconsolidated subsidiaries were $41 million and $38 million, respectively, with ownership percentages ranging from 40% to 50%.
PMI’s earnings activity from unconsolidated subsidiaries was as follows:

	For the Three Months Ended March 31,
(in millions)	2015	2014
Net revenues	$896	$1,186

PMI’s balance sheet activity related to unconsolidated subsidiaries was as follows:

(in millions)	At March 31, 2015	At December 31, 2014

Receivables	$457	$407
Notes receivable	$102	$100
Other liabilities	$95	$93

The activity primarily related to agreements with PMI’s unconsolidated subsidiaries within the Eastern Europe, Middle East & Africa Region. These agreements, which are in the ordinary course of business, are primarily for distribution, contract manufacturing and licenses. PMI eliminated its respective share of all significant intercompany transactions with the equity method investees.

Note 16. Acquisitions and Other Business Arrangements:

In June 2014, PMI acquired 100% of Nicocigs Limited, a leading U.K.-based e-vapor company, for the final purchase price of $103 million, net of cash acquired, with additional contingent payments of up to $77 million, primarily relating to performance targets over a three-year period. As of March 31, 2015, the additional contingent payments were up to $59 million over the remaining two-year period. For additional information regarding this contingent consideration, see Note 12. Fair Value Measurements.

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

The effects of these and other smaller acquisitions were not material to PMI's condensed consolidated financial position, results of operations or operating cash flows in any of the periods presented.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 17. New Accounting Standards:

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 contains principles that an entity will need to apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.
Entities can apply the final standard using one of the following two methods:

1.	retrospectively to each prior period presented; or

2.
retrospectively, with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application, with additional disclosures in reporting periods that include the date of initial application.

ASU 2014-09 is effective for interim and annual reporting periods beginning on or after January 1, 2017. In April 2015, the FASB proposed to defer implementation until January 1, 2018. If the FASB adopts the proposal to defer implementation, early application would be permitted, but not before the original effective date of January 1, 2017. PMI is currently assessing the impact that the adoption of ASU 2014-09 will have on its financial position or results of operations.

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
We use the term net revenues to refer to our operating revenues from the sale of our products, net of sales and promotion incentives. Our net revenues and operating income are affected by various factors, including the volume of products we sell, the price of our products, changes in currency exchange rates and the mix of products we sell. Mix is a term used to refer to the proportionate value of premium-price brands to mid-price or low-price brands in any given market (product mix). Mix can also refer to the proportion of shipment volume in more profitable markets versus shipment volume in less profitable markets (geographic mix). We often collect excise taxes from our customers and remit them to governments, and, in those circumstances, we include the excise taxes in our net revenues and in excise taxes on products. Our cost of sales consists principally of tobacco leaf, non-tobacco raw materials, labor and manufacturing costs.
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
Philip Morris International Inc. is a legal entity separate and distinct from its direct and indirect subsidiaries. Accordingly, our right, and thus the right of our creditors and stockholders, to participate in any distribution of the assets or earnings of any subsidiary is subject to the prior rights of creditors of such subsidiary, except to the extent that claims of our company itself as a creditor may be recognized. As a holding company, our principal sources of funds, including funds to make payment on our debt securities, are from the receipt of dividends and repayment of debt from our subsidiaries. Our principal wholly owned and majority-owned subsidiaries currently are not limited by long-term debt or other agreements in their ability to pay cash dividends or to make other distributions with respect to their common stock.

Executive Summary
The following executive summary provides significant highlights from the "Discussion and Analysis" that follows.

Consolidated Operating Results for the Three Months Ended March 31, 2015 – The changes in our reported diluted earnings per share ("diluted EPS") for the three months ended March 31, 2015, from the comparable 2014 amounts, were as follows:

	Diluted EPS	% Growth
For the three months ended March 31, 2014	$1.18
2014 Asset impairment and exit costs	0.01
2014 Tax items	—
Subtotal of 2014 items	0.01
2015 Asset impairment and exit costs	—
2015 Tax items	—
Subtotal of 2015 items	—
Currency	(0.31)
Interest	(0.01)
Change in tax rate	(0.03)
Impact of lower shares outstanding and share-based payments	0.04
Operations	0.28
For the three months ended March 31, 2015	$1.16	(1.7)%
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
Income Taxes – Our effective income tax rate for the three months ended March 31, 2015 increased by 1.3 percentage points to 30.2%. The change in the tax rate decreased our diluted EPS by $0.03 per share in 2015. The effective tax rate during the first quarter of 2015 was unfavorably impacted by changes to repatriation assertions on certain foreign subsidiary historical earnings ($58 million). Excluding the effect of the 2015 repatriation assertion changes, the change in the effective tax rate for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was primarily due to earnings mix by taxing jurisdiction and repatriation cost differences. We estimate that our full-year 2015 effective tax rate will be approximately 29%.
Currency – The unfavorable currency impact during the reporting period results from the strengthening of the U.S. dollar, especially against the Euro, Indonesian rupiah, Japanese yen, Russian ruble and the Ukraine hryvnia. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Interest – The unfavorable impact of interest was due primarily to higher average debt levels, partially offset by lower average interest rates on debt.
Lower Shares Outstanding and Share-Based Payments – The favorable diluted EPS impact was due to the repurchase of our common stock in 2014 pursuant to our share repurchase program.

Operations – The increase in diluted EPS of $0.28 from our operations in the table above was due primarily to the following segments:

•
EEMA: Higher pricing, favorable volume/mix and higher equity income in unconsolidated subsidiaries derived from our investments in North Africa and Russia, partially offset by higher manufacturing costs and higher marketing, administration and research costs;

•	European Union: Higher pricing, favorable volume/mix and lower manufacturing costs, partially offset by higher marketing, administration and research costs;

•	Asia: Higher pricing, partially offset by unfavorable volume/mix and higher manufacturing costs; and

•	Latin America & Canada: Higher pricing, partially offset by unfavorable volume/mix, higher manufacturing costs and higher marketing, administration and research costs.

For further details, see the “Consolidated Operating Results” and “Operating Results by Business Segment” sections of the following “Discussion and Analysis.”
2015 Forecasted Results - On April 16, 2015, we increased our 2015 full-year reported diluted EPS forecast to be in a range of $4.32 to $4.42, at prevailing exchange rates at that time, versus $4.76 in 2014. Excluding an unfavorable currency impact, at then-prevailing exchange rates, of approximately $1.15 per share for the full-year 2015, the reported diluted earnings per share range represents a projected increase of 9% to 11% versus adjusted diluted earnings per share of $5.02 in 2014, compared to 8% to 10% as communicated in our previous forecast of February 2015. This forecast includes incremental spending versus 2014 for the deployment of our Reduced-Risk Product, iQOS. The spending, which is skewed towards the second half of the year, will support our plans for national expansion in Japan and Italy, as well as pilot or national launches in additional markets, later in 2015. This forecast does not include any share repurchases in 2015.

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
This 2015 guidance excludes the impact of any future acquisitions, unanticipated asset impairment and exit cost charges, future changes in currency exchange rates and any unusual events. The factors described in the "Cautionary Factors That May Affect Future Results" section of the following "Discussion and Analysis" represent continuing risks to this forecast.

Discussion and Analysis
Consolidated Operating Results
See pages 55-59 for a discussion of our "Cautionary Factors That May Affect Future Results." Our cigarette volume, net revenues, excise taxes on products and operating companies income by segment were as follows:

	For the Three Months Ended March 31,
(in millions)	2015	2014
Cigarette volume:
European Union	42,721	41,705
Eastern Europe, Middle East & Africa	64,721	62,006
Asia	70,125	70,801
Latin America & Canada	21,190	21,449
Total cigarette volume	198,757	195,961
Net revenues:
European Union	$5,940	$6,619
Eastern Europe, Middle East & Africa	4,429	4,562
Asia	4,764	4,475
Latin America & Canada	2,219	2,123
Net revenues	$17,352	$17,779
Excise taxes on products:
European Union	$4,048	$4,606
Eastern Europe, Middle East & Africa	2,586	2,553
Asia	2,609	2,293
Latin America & Canada	1,493	1,410
Excise taxes on products	$10,736	$10,862
Operating income:
Operating companies income:
European Union	$913	$978
Eastern Europe, Middle East & Africa	880	927
Asia	934	915
Latin America & Canada	230	202
Amortization of intangibles	(22)	(22)
General corporate expenses	(41)	(40)
Less:
Equity (income)/loss in unconsolidated subsidiaries, net	(23)	(9)
Operating income	$2,871	$2,951
As discussed in Note 8. Segment Reporting to our condensed consolidated financial statements, we evaluate segment performance and allocate resources based on operating companies income, which we define as operating income, excluding general corporate expenses and amortization of intangibles, plus equity (income)/loss in unconsolidated subsidiaries, net. We believe it is appropriate to disclose this measure to help investors analyze the business performance and trends of our various business segments.
References to total international cigarette market, total cigarette market, total market and market shares throughout this "Discussion and Analysis" reflect our best estimates based on a number of internal and external sources.

Consolidated Operating Results for the Three Months Ended March 31, 2015
The following discussion compares our consolidated operating results for the three months ended March 31, 2015, with the three months ended March 31, 2014.
Our cigarette shipment volume of 198.8 billion units increased by 1.4% excluding acquisitions, or by 2.7 billion units. Excluding acquisitions and inventory movements, notably in Italy, Spain and other markets, principally in EEMA, our cigarette shipment volume decreased by 0.5%, due to:

•
Asia, mainly Japan, principally reflecting an unfavorable comparison with the first quarter of 2014, and Korea, resulting from the excise tax increase in January 2015, partially offset by Indonesia; and

•	Latin America & Canada, mainly Argentina and Canada, partially offset by Brazil and Mexico.

Our cigarette market share increased in a number of key markets, including Algeria, Argentina, Australia, Austria, Belgium, the Czech Republic, Egypt, France, Germany, Hong Kong, Indonesia, Italy, Japan, Korea, the Netherlands, Poland, Russia, Saudi Arabia, Spain and Switzerland.
Total cigarette shipments of Marlboro of 67.2 billion units increased by 2.1%, driven by: the European Union, notably France, Italy and Spain; and EEMA, notably Algeria, Saudi Arabia and Turkey, partly offset by Egypt and Ukraine. Total shipments of Marlboro decreased in Asia, predominantly due to Japan and Korea, partially offset by the Philippines, and declined slightly in Latin America & Canada, mainly due to Argentina, partially offset by Brazil and Mexico.
Total cigarette shipments of L&M of 22.7 billion units increased by 8.2%, driven by growth in EEMA, notably Egypt, Turkey and Ukraine, and in Asia, mainly Thailand. Total cigarette shipments of L&M in the European Union were essentially flat, with growth in the Czech Republic, Germany and Spain offset by declines in other markets, mainly France. Total cigarette shipments of Parliament of 9.6 billion units decreased by 3.5%, primarily due to Korea and Ukraine, partially offset by growth in Russia and Turkey. Total cigarette shipments of Chesterfield of 9.5 billion units increased by 8.6%, driven primarily by Italy, partly offset by Russia and Ukraine. Total cigarette shipments of Bond Street of 9.2 billion units decreased by 1.1%, predominantly due to Kazakhstan and Ukraine, partly offset by Australia and Russia. Total cigarette shipments of Philip Morris of 7.8 billion units decreased by 3.3%, principally reflecting the morphing to Lark in Japan. Total cigarette shipments of Lark of 6.4 billion units decreased by 5.6%, predominantly due to Korea and Turkey.
Our other tobacco products ("OTP") primarily include tobacco for roll-your-own and make-your-own cigarettes, pipe tobacco, cigars and cigarillos. Total shipment volume of OTP, in cigarette equivalent units, increased by 2.1%, mainly reflecting growth in the fine cut category, notably in the Czech Republic and Italy, partly offset by Germany and Portugal.
Total shipment volume for cigarettes and OTP, in cigarette equivalent units, increased by 1.4%, excluding acquisitions.
Our net revenues and excise taxes on products were as follows:

	For the Three Months Ended March 31,
(in millions)	2015	2014	Variance	%
Net revenues	$17,352	$17,779	$(427)	(2.4)%
Excise taxes on products	10,736	10,862	(126)	(1.2)%
Net revenues, excluding excise taxes on products	$6,616	$6,917	$(301)	(4.4)%

Currency movements decreased net revenues by $2.4 billion and net revenues, excluding excise taxes on products, by $939 million. The $939 million decrease was due primarily to the Argentine peso, Australian dollar, Canadian dollar, Euro, Indonesian rupiah, Japanese yen, Mexican peso, Polish zloty, Russian ruble, Turkish lira and the Ukraine hryvnia.

Net revenues include $443 million in 2015 and $470 million in 2014 related to sales of OTP. These net revenue amounts include excise taxes billed to customers. Excluding excise taxes, net revenues for OTP were $164 million in 2015 and $177 million in 2014.

Net revenues, which include excise taxes billed to customers, decreased by $427 million (2.4)%. Excluding excise taxes, net revenues decreased by $301 million (4.4)% to $6.6 billion. This decrease was due to:

•	unfavorable currency ($939 million), partly offset by

•	price increases ($552 million),

•	favorable volume/mix ($78 million), and

•	the impact of acquisitions ($8 million).
Excise taxes on products decreased by $126 million (1.2)%, due to:

•	favorable currency ($1.5 billion), partly offset by

•	higher excise taxes resulting from changes in retail prices and tax rates ($1.2 billion),

•	higher excise taxes resulting from favorable volume/mix ($143 million), and

•	the impact of acquisitions ($3 million).

Governments have consistently increased excise taxes in most of the markets in which we operate. As discussed under the caption Business Environment, we expect excise taxes to continue to increase.
Our cost of sales; marketing, administration and research costs; and operating income were as follows:

	For the Three Months Ended March 31,
(in millions)	2015	2014	Variance	%
Cost of sales	$2,229	$2,374	$(145)	(6.1)%
Marketing, administration and research costs	1,494	1,547	(53)	(3.4)%
Operating income	2,871	2,951	(80)	(2.7)%
Cost of sales decreased by $145 million (6.1%), due to:

•	favorable currency ($257 million), partly offset by

•	higher manufacturing costs ($63 million, principally in Egypt, due to the impact of the change to our new business structure, and in Indonesia),

•	higher cost of sales resulting from favorable volume/mix ($45 million), and

•	the impact of acquisitions ($4 million).

Marketing, administration and research costs decreased by $53 million (3.4%), due to:

•	favorable currency ($111 million), partly offset by

•	higher expenses ($55 million, primarily higher marketing and selling expenses), and

•	the impact of acquisitions ($3 million).

Operating income decreased by $80 million (2.7%), due to:

•	unfavorable currency ($570 million),

•	higher manufacturing costs ($63 million), and

•	higher marketing, administration and research costs ($55 million), partly offset by

•	price increases ($552 million),

•	favorable volume/mix ($33 million), and

•	pre-tax charges for asset impairment and exit costs in 2014 ($23 million).

Interest expense, net, of $275 million increased $7 million, due primarily to higher average debt levels, partially offset by lower average interest rates on debt.

Our effective tax rate increased by 1.3 percentage points to 30.2%. We estimate that our full-year 2015 effective tax rate will be approximately 29%. The effective tax rate for the three months ended March 31, 2015 was unfavorably impacted by changes to repatriation assertions on certain foreign subsidiary historical earnings ($58 million). The effective tax rate is based on our full-

year earnings mix by taxing jurisdiction and cash repatriation plans. Changes in our cash repatriation plans could have an impact on the effective tax rate, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

We are regularly examined by tax authorities around the world, and we are currently under examination in a number of jurisdictions. It is reasonably possible that within the next twelve months certain tax examinations will close, which could result in a change in unrecognized tax benefits, along with related interest and penalties. An estimate of any possible charge cannot be made at this time.

Equity (income)/loss in unconsolidated subsidiaries, net, of $(23) million increased by $14 million, due primarily to higher earnings from our investments in North Africa and Russia, which are reflected in the Eastern Europe, Middle East & Africa segment.

Net earnings attributable to PMI of $1.8 billion decreased by $80 million (4.3%). This decrease was due primarily to lower operating income as discussed above. Diluted and basic EPS of $1.16 decreased by 1.7%. Excluding an unfavorable currency impact of $0.31, diluted EPS increased by 24.6%.

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

•	illicit trade in cigarettes and other tobacco products, including counterfeit, contraband and so-called "illicit whites";

•	intense competition, including from non-tax paid volume by certain local manufacturers;

•	pending and threatened litigation as discussed in Note 9. Contingencies; and

•	governmental investigations.

FCTC: The World Health Organization's (“WHO”) Framework Convention on Tobacco Control (“FCTC”), an international public health treaty with the objective of reducing tobacco use, drives much of the regulation that shapes the business environment in which we operate. The treaty, to which 179 countries and the European Union are Parties, requires Parties to have in place various tobacco control measures and recommends others.

We support many of the regulatory policies required by the FCTC, including measures that strictly prohibit the sale of tobacco products to minors, limit public smoking, require health warnings on tobacco packaging, and regulate product content to prevent increased adverse health effects of smoking. We advocate measures that establish a regulatory framework for Reduced-Risk Products. We also support the use of tax and price policies to achieve public health objectives, as long as such policies are not discriminatory or excessive, and do not result in increased illicit trade.

However, the FCTC governing body, the Conference of the Parties (“CoP”), has adopted non-binding guidelines and policy recommendations related to certain articles of the FCTC, some of which we strongly oppose, including extreme measures such as point-of-sale display bans, plain packaging, bans on all forms of communications with adult smokers, ingredient restrictions or bans based on the concepts of palatability or attractiveness, and excessive taxation. Among other things, these measures would limit our ability to differentiate our products and disrupt competition, are not based on sound evidence of a public health benefit, are likely to lead to adverse consequences such as increased illicit trade and, in some cases, result in the expropriation of our trademarks and violate international treaties.

It is not possible to predict whether or to what extent measures recommended in the FCTC guidelines will be implemented. In some instances where these extreme measures have been adopted by national governments, we have commenced legal proceedings challenging them.

Excise, Sales and Other Taxes: Excessive and disruptive tax increases and discriminatory tax structures are expected to continue to have an adverse impact on our profitability, due to lower consumption and consumer down-trading from premium to non-premium, discount, other low-price or low-taxed tobacco products, such as fine cut tobacco and illicit products. In addition, in certain jurisdictions, our products are subject to tax structures that discriminate against premium-price products and manufactured cigarettes. We believe that such tax structures undermine public health by encouraging consumers to turn to the illicit trade for cheaper tobacco products and ultimately undercut government revenue objectives, disrupt the competitive environment, and encourage criminal activity. Other jurisdictions have imposed, or are seeking to impose, levies or other taxes on tobacco companies. We oppose such extreme and discriminatory tax measures.

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

•	a ban on packs of fewer than 20 cigarettes;

•	a ban on characterizing flavors in some tobacco products, with a transition period for menthol expiring in May 2020;

•	tracking and tracing measures requiring tracking at pack level down to retail, which we believe will provide no incremental benefit in the fight against illicit trade; and

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

In June 2014, two of our subsidiaries filed papers in the English High Court seeking judicial review of whether the Directive complies with existing EU Treaties. In November 2014, the English High Court referred the case to the Court of Justice of the European Union ("CJEU") and requested that the CJEU issue a judgment in advance of May 2016. In July 2014, the government of Poland filed a complaint with the CJEU challenging the validity of various provisions in the Directive that ban menthol cigarettes. It is not possible to predict the outcome of these legal proceedings.

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

Ireland and the U.K. have adopted plain packaging legislation, with implementation scheduled to begin no later than May 2016 and full compliance at retail required as of May 2017. In Ireland, implementation is subject to a Ministerial Commencement Order, which has yet to be issued.

In other countries, including France and New Zealand, proposals to implement plain packaging are in various stages of the legislative process. Additionally, several countries, including Turkey and Norway, are considering plain packaging, but no legislative proposals have been published. It is not possible to predict whether any of these countries will implement plain packaging.

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

We oppose plain packaging because it expropriates our valuable intellectual property by taking away our trademarks and moves the industry much closer to a commodity business where there is no distinction among brands and, therefore, the ability to compete for adult smoker market share is greatly reduced. Several studies, including industry-commissioned studies as well as data released by Australian state governments, show that there is no sound basis to conclude that the implementation of plain packaging in Australia has had any impact on smoking prevalence among adults or youth. Data from Australia also appear to confirm that, since the implementation of plain packaging, down-trading to lower price and lower margin brands has accelerated and the illicit trade has increased.

In the event any particular jurisdiction adopts plain packaging regulation, we will consider all available options, including litigation, to ensure the protection of our intellectual property.

Restrictions and Bans on the Use of Ingredients: Currently, the WHO and others in the public health community recommend restrictions or total bans on the use of some or all ingredients in tobacco products, including menthol. Some regulators have considered and rejected such proposals, while others have proposed and, in a few cases, adopted restrictions or bans. In particular, as mentioned above, the European Union has adopted a ban of characterizing flavors in tobacco products, subject to an exemption until May 2020 for menthol. Furthermore, Turkey has adopted a ban of menthol as of May 2020. Sweeping ingredient bans have been adopted only by Canada (with an exemption for menthol) and Brazil.

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

Other Packaging Restrictions: Some governments have passed, or are seeking to pass, restrictions on packaging and labeling, including standardizing the shape, format and lay-out of packaging, as well as imposing broad restrictions on how the space left for branding and product descriptions can be used. Examples include prohibitions on (1) the use of colors that are alleged to suggest that one brand is less harmful than others, (2) specific descriptive phrases deemed to be misleading, including, for example, “premium,” “full flavor,” “international,” “gold,” “silver,” and “menthol,” and (3) in one country, all but one variant per brand. We oppose broad packaging restrictions because they unnecessarily limit brand and product differentiation, are anticompetitive, prevent us from providing consumers with information about our products, unduly restrict our intellectual property rights, and violate international trade agreements. In some instances, we have commenced litigation challenging such regulations. It is not possible to predict the outcome of these proceedings.

Bans and Restrictions on Advertising, Marketing, Promotions and Sponsorships: For many years, the FCTC has called for, and countries have imposed, partial or total bans on tobacco advertising, marketing, promotions and sponsorships, including bans and restrictions on advertising on radio and television, in print and on the Internet. The FCTC also requires disclosure of expenditures on advertising, promotion and sponsorship where such activities are not prohibited. The FCTC guidelines recommend that governments adopt extreme and sweeping prohibitions, including all forms of communication to adult smokers. Where restrictions on advertising prevent us from communicating directly and effectively with adult smokers, they impede our ability to compete in the market. For this reason, and because we believe that the available evidence does not show that marketing restrictions effectively reduce smoking, we oppose complete bans on advertising and communication that do not allow manufacturers to communicate directly and effectively with adult smokers.

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

Reduced cigarette ignition propensity standards are recommended by the FCTC guidelines, have been adopted in several of our markets (e.g., Australia, Canada, South Africa, South Korea, and the EU), and are being considered in several others.

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

Regulators in some countries have also called for the exclusion of tobacco from certain basic provisions of trade and investment agreements, such as the Trans-Pacific Partnership Agreement, which is under negotiation. This could limit our ability to protect investments and intellectual property, would constitute unfair discrimination against a legal industry, and would be at odds with fundamental principles of international trade.

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

Reduced-Risk Products: We use the term Reduced-Risk Products (“RRPs”) to refer to products with the potential to reduce individual risk and population harm in comparison to smoking combustible cigarettes. One of our strategic priorities is to develop, assess and commercialize a portfolio of innovative RRPs. Our RRPs are in various stages of development and commercialization, and we are conducting extensive and rigorous scientific studies to determine whether we can support claims for such products of reduced exposure to harmful and potentially harmful constituents in smoke, and ultimately claims of reduced disease risk, when compared to smoking combustible cigarettes. Before making any such claims, we will need to rigorously evaluate the full set of data from the relevant scientific studies to determine whether they substantiate reduced exposure or risk. Any such claims may also be subject to government review and approval, as is the case in the U.S. today. We draw upon a team of world-class scientists from a broad spectrum of scientific disciplines, and our efforts are guided by the following three key objectives:

•	to develop RRPs that provide adult smokers the taste, sensory experience, nicotine delivery profile and ritual characteristics that are similar to those currently provided by combustible cigarettes;

•
to substantiate the reduction of risk for the individual adult smoker and the reduction of harm to the population as a whole, based on robust scientific evidence derived from well-established assessment processes; and

•
to advocate for the development of science-based regulatory frameworks for the development and commercialization of RRPs, including the communication to adult smokers of substantiated reduced exposure or reduced risk claims.

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

Four RRP platforms are in various stages of development and commercialization readiness:

•
Platform 1, as discussed below, uses a precisely controlled heating device that we are commercializing under the iQOS brand name, into which a specially designed tobacco product under the Marlboro and HeatSticks brands is inserted to generate an aerosol. Six short-term clinical studies for Platform 1 have been completed. Two three-month clinical studies will be completed at the end of the second quarter 2015. We also initiated a longer term clinical study in December 2014, with the final results anticipated in the fourth quarter of 2016.

•
Platform 2 uses a pressed carbon heat source to generate an aerosol by heating tobacco. The product is currently in the pre-clinical testing phase, and we plan to begin clinical trials as of the second half of 2015.

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

We are proceeding with the commercialization of RRPs. In January 2014, we announced an investment of up to €500 million over three years in our first manufacturing facility in the European Union and an associated pilot plant near Bologna, Italy, to produce our RRPs. We plan for the factory to initially manufacture Platform 1 tobacco products (HeatSticks). When fully operational by 2016, and together with the pilot plant that was opened for production in October 2014, we expect to reach an annual production capacity of up to 30 billion units.

In the United States of America, an established regulatory framework for assessing “Modified Risk Tobacco Products” (“MRTPs”) exists under the jurisdiction of the Food and Drug Administration (“FDA”). We expect that future FDA actions are likely to influence the regulatory approach of other interested governments. Our assessment approach and the studies conducted to date reflect the rigorous evidentiary package contemplated in the FDA’s Draft Guidance for Modified Risk Tobacco Product Applications (2012). We have shared our approach and studies with the FDA’s Center for Tobacco Products. In parallel, we are engaging with regulators in several EU member states, as well as in a number of other countries. We expect to submit a Modified Risk Tobacco Product application for Platform 1 when we believe we have met the evidentiary package contemplated in the Draft Guidance.

As we work to develop evidence to substantiate the risk reduction potential of our products, we will review our ability to make claims of reduced exposure or risk based on applicable laws and regulations and, as we are already doing, engage with regulators and share the evidence with them. We are also engaging with the scientific community, sharing our assessment approach and the results we have generated. There can be no assurance that we will succeed in our efforts or that regulators will permit the marketing of our RRPs with substantiated claims of reduced formation, exposure, individual risk or population harm.

We have commercialized the Platform 1 electronic system under the iQOS brand name, for use with specially designed tobacco products, under the Marlboro and HeatSticks brands. In November 2014, we introduced the iQOS system in pilot city launches in Nagoya, Japan, and in Milan, Italy, and plan to expand nationally in those two countries in 2015. We plan to launch the product in several other markets thereafter. To date, the product has not been marketed with claims of reduced exposure or risk.

In December 2013, we established a strategic framework with Altria Group, Inc. ("Altria") under which Altria will make available its e-vapor products exclusively to us for commercialization outside the United States, and we will make available two of our RRPs exclusively to Altria for commercialization in the United States. In March 2015, we launched Solaris, a Platform 4 e-vapor product licensed from Altria, in Spain. The agreements also provide for cooperation on the scientific assessment of and for the sharing of improvements to the existing generation of licensed products.

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

In Germany, in October 2013, the Administrative District Office Munich, acting under the policy supervision of the Bavarian Ministry of Health and Environment, sent our German affiliate an order alleging that certain components of its Marlboro advertising campaign do not comply with the applicable tobacco advertising law, and requiring our affiliate to stop this particular campaign throughout Germany and to remove all outdoor advertisements within one month from the effective date of the order and point-of-sale materials within three months. Our affiliate did not believe the allegations properly reflected the facts and the law and filed a challenge in the Munich Administrative Court, which was granted in part and denied in part. At an appeals hearing in April 2014, before the Bavarian Higher Administrative Court, the parties agreed that our affiliate could continue the campaign with certain limitations on image visuals and text slogans for the duration of the court proceedings. In April 2015, the Administrative District Office Munich issued a revised order, which again requires our affiliate to stop using core elements of this particular campaign within one to three months from the effective date of the order. Our affiliate does not agree with the revised order and will challenge it in the Munich Administrative Court.

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

Acquisitions and Other Business Arrangements

In June 2014, we acquired 100% of Nicocigs Limited, a leading U.K.-based e-vapor company, for the final purchase price of $103 million, net of cash acquired, with additional contingent payments of up to $77 million, primarily relating to performance targets over a three-year period. As of March 31, 2015, the additional contingent payments were up to $59 million over the remaining two-year period. For additional information, see Note 12. Fair Value Measurements to our condensed consolidated financial statements. The effect of this acquisition was not material to our consolidated financial position, results of operations or cash flows in any of the periods presented.

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

Investments in Unconsolidated Subsidiaries

On September 30, 2013, we acquired a 49% equity interest in United Arab Emirates-based Emirati Investors-TA (FZC) (“EITA”), formerly Arab Investors-TA (FZC), for approximately $625 million. As a result of this transaction, we hold an approximate 25% economic interest in Société des Tabacs Algéro-Emiratie (“STAEM”), an Algerian joint venture which is 51% owned by EITA and 49% by the Algerian state-owned enterprise Société Nationale des Tabacs et Allumettes SpA. STAEM manufactures and distributes under license some of our brands. The initial investment in EITA was recorded at cost and is included in investments in unconsolidated subsidiaries on the condensed consolidated balance sheets.
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
Asset Impairment and Exit Costs

On April 4, 2014, we announced the initiation by our affiliate, Philip Morris Holland B.V. ("PMH"), of consultations with employee representatives on a proposal to discontinue cigarette production at its factory located in Bergen op Zoom, the Netherlands. PMH reached an agreement with the trade unions and their members on a social plan, and ceased cigarette production on September 1, 2014. In total, we expect to incur a total pre-tax charge of approximately $547 million for the program. During 2014, we recorded pre-tax asset impairment and exit costs of $489 million. This amount includes employee separation costs of $343 million, asset impairment costs of $139 million and other separation costs of $7 million. In addition, as part of the total program, up to $58 million of pre-tax implementation costs, primarily related to notice period payments, will be reflected in cost of sales and marketing, administration and research costs in our consolidated statement of earnings. During 2014, $50 million of these pre-tax implementations costs were reflected in our consolidated statements of earnings. Excluding asset impairment costs, substantially all of these charges will result in cash expenditures expected to be paid by the end of 2015.

Trade Policy

We are subject to various trade restrictions imposed by the United States of America and countries in which we do business (“Trade Sanctions”), including the trade and economic sanctions administered by the U.S. Department of the Treasury's Office of Foreign Assets Control and the U.S. Department of State. It is our policy to comply fully with these Trade Sanctions.

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

Operating Results – Three Months Ended March 31, 2015
The following discussion compares operating results within each of our reportable segments for the three months ended March 31, 2015, with the three months ended March 31, 2014.
European Union. Net revenues, which include excise taxes billed to customers, decreased by $679 million (10.3%). Excluding excise taxes, net revenues decreased by $121 million (6.0%) to $1.9 billion. This decrease was due to:

•	unfavorable currency ($278 million), partly offset by

•	price increases ($108 million),

•	favorable volume/mix ($42 million), and

•	the impact of acquisitions ($7 million).

The net revenues of the European Union segment include $350 million in 2015 and $387 million in 2014 related to sales of OTP. Excluding excise taxes, OTP net revenues for the European Union segment were $124 million in 2015 and $134 million in 2014.
Operating companies income of $913 million decreased by $65 million (6.6%). This decrease was due primarily to:

•	unfavorable currency ($191 million) and

•	higher marketing, administration and research costs ($20 million), partly offset by

•	price increases ($108 million),

•	favorable volume/mix ($29 million), and

•	lower manufacturing costs ($8 million).
The total cigarette market in the European Union of 104.6 billion units decreased by 1.6%. Excluding the impact of estimated trade inventory movements, the total cigarette market declined by 2.7%, reflecting a favorable comparison with the first quarter of 2014 in which the total cigarette market declined by 5.7% and, in certain key geographies, improving economies, a moderation in the level of illicit trade, lower out-switching to the fine cut category and a lower prevalence of e-vapor products. In 2015, the total cigarette market in the European Union is forecast to decrease by approximately 4%, reflecting the anticipated impact of recently implemented price increases on adult smoker demand over the balance of the year. The total OTP market in the European Union in the quarter of 37.7 billion cigarette equivalent units decreased by 1.8%, reflecting a lower total fine cut market, down by 2.0% to 32.9 billion cigarette equivalent units.
Our cigarette shipment volume of 42.7 billion units increased by 2.4%, or by 0.2% excluding inventory movements, notably in Italy and Spain. Market share increased by 0.4 share points to 39.6%. Shipment volume of Marlboro increased by 2.8% to 20.8 billion units, driven by France, Italy and Spain, and market share increased by 0.1 share point to 19.2%. While cigarette shipment volume of L&M decreased slightly by 0.1% to 7.4 billion units, market share increased by 0.1 share point to 7.0%. Cigarette shipment volume of Chesterfield of 6.3 billion units increased by 16.6%, driven by Italy, and market share increased by 0.9 share points to 5.8%. Cigarette shipment volume of Philip Morris of 2.4 billion units increased by 1.3%, driven by Spain, partly offset by France, and market share increased by 0.1 share point to 2.2%.
Our shipments of OTP of 5.5 billion cigarette equivalent units increased by 3.7%, driven principally by higher market share. Our total OTP market share increased by 0.1 share point to 14.3%, reflecting gains in the fine cut category.
In France, the total cigarette market increased by 0.5% to 10.6 billion units. Excluding the impact of estimated trade inventory movements, the total cigarette market declined by 0.5%, mainly reflecting a favorable comparison with the first quarter of 2014 in which the total cigarette market declined by 8.9%, and a lower prevalence of e-vapor products. Our shipments of 4.6 billion units increased by 0.4%. Market share performance is shown in the table below.

France Market Share
	First-Quarter
			Change
	2015	2014	p.p.
Marlboro	25.4%	25.0%	0.4
Philip Morris	9.6%	9.4%	0.2
L&M	2.5%	2.6%	(0.1)
Others	3.7%	4.0%	(0.3)
TOTAL	41.2%	41.0%	0.2
The total industry fine cut category of 3.3 billion cigarette equivalent units increased by 5.0%. Our market share of the category decreased by 0.9 share points to 25.1%.

In Germany, the total cigarette market was flat at 18.2 billion units. Excluding the impact of estimated trade inventory movements, the total cigarette market declined by 1.6%, mainly reflecting the impact of price increases in August and September of 2014, partially offset by a lower prevalence of illicit trade. Our shipments of 6.7 billion units increased by 0.5%. Market share performance is shown in the table below.

Germany Market Share
	First-Quarter
			Change
	2015	2014	p.p.
Marlboro	21.8%	22.0%	(0.2)
L&M	12.1%	11.7%	0.4
Chesterfield	1.7%	1.7%	—
Others	1.5%	1.5%	—
TOTAL	37.1%	36.9%	0.2
The total industry fine cut category of 9.5 billion cigarette equivalent units decreased by 3.6%. Our market share of the category decreased by 0.6 share points to 12.5%.

In Italy, the total cigarette market decreased by 1.8% to 16.5 billion units, mainly reflecting the impact of price increases in January 2015, partly offset by a lower prevalence of e-vapor products. Our shipments of 9.6 billion units increased by 6.4%, or by 0.2% excluding inventory movements. Market share performance is shown in the table below.

Italy Market Share
	First-Quarter
			Change
	2015	2014	p.p.
Marlboro	24.4%	25.6%	(1.2)
Diana	7.7%	9.9%	(2.2)
Chesterfield	10.5%	5.1%	5.4
Others	11.5%	12.4%	(0.9)
TOTAL	54.1%	53.0%	1.1

The share decline of Marlboro was largely driven by its price increase in the first quarter of 2015 to €5.20 per pack from its round retail price point of €5.00 per pack. The share of low-price Diana was impacted by the growth of the super-low price segment.

The share decline of "Others" was mainly due to Merit, down by 0.5 share points to 6.1%. The total industry fine cut category of 1.4 billion cigarette equivalent units increased by 3.9%. Our market share of the category increased by 0.4 share points to 41.5%.

In Poland, the total cigarette market decreased by 6.8% to 9.8 billion units, reflecting the prevalence of e-cigarettes, illicit trade and non-duty paid OTP products. Our shipments of 3.8 billion units increased by 2.4%. Market share performance is shown in the table below.

Poland Market Share
	First-Quarter
			Change
	2015	2014	p.p.
Marlboro	10.6%	10.2%	0.4
L&M	17.6%	16.4%	1.2
Chesterfield	8.0%	6.9%	1.1
Others	2.3%	3.7%	(1.4)
TOTAL	38.5%	37.2%	1.3

The share growth of L&M was driven by its king-size and super-slims variants, including the capsule product L&M Link Forward. The share growth of Chesterfield was driven by its round corner box super-slims variants introduced in the first quarter of 2014. The share decline of "Others" was due to super low-price brands, notably RGD and Red & White. The total industry fine cut category of 1.0 billion cigarette equivalent units decreased by 1.2%. Our market share of the category decreased by 1.4 share points to 33.6%.

In Spain, the total cigarette market decreased by 0.7% to 10.5 billion units. Excluding the impact of estimated trade inventory movements, the total cigarette market declined by 1.7%, reflecting the impact of price increases in the second quarter of 2014 and the first quarter of 2015, partially offset by an improving economic environment. Our shipments of 3.6 billion units increased by 11.9%, or by 4.2% excluding inventory movements. Market share performance is shown in the table below.

Spain Market Share
	First-Quarter
			Change
	2015	2014	p.p.
Marlboro	16.1%	15.1%	1.0
L&M	6.0%	6.2%	(0.2)
Chesterfield	9.4%	9.3%	0.1
Others	1.2%	0.6%	0.6
TOTAL	32.7%	31.2%	1.5

The share growth of Marlboro benefited notably from a round price point in the vending channel, the roll-out of the 2.0 Architecture and an improving economy. The share growth of "Others" was mainly driven by Philip Morris, up by 0.6 points to 1.1%. The total industry fine cut category of 2.2 billion cigarette equivalent units decreased by 0.7%. Our market share of the fine cut category decreased by 1.3 share points to 14.4%.

Eastern Europe, Middle East & Africa. Net revenues, which include excise taxes billed to customers, decreased by $133 million (2.9%). Excluding excise taxes, net revenues decreased by $166 million (8.3%) to $1.8 billion. This decrease was due to:

•	unfavorable currency ($445 million), partly offset by

•	price increases ($169 million), and

•	favorable volume/mix ($110 million).

Operating companies income of $880 million decreased by $47 million (5.1%). This decrease was due to:

•	unfavorable currency ($271 million),

•	higher manufacturing costs ($24 million, principally related to the implementation of our new business model in Egypt), and

•	higher marketing, administration and research costs ($20 million), partly offset by

•	price increases ($169 million),

•	favorable volume/mix ($74 million), and

•	higher equity income in unconsolidated subsidiaries ($25 million).
Our cigarette shipment volume of 64.7 billion units increased by 4.4%, or by 0.1% excluding inventory movements. Our cigarette shipment volume of premium brands increased by 6.9%, driven principally by: Marlboro, up by 9.8% to 20.3 billion units, driven notably by Algeria, Saudi Arabia and Turkey, partially offset by Egypt and Ukraine; and Parliament, up by 3.1% to 7.4 billion units, driven by Russia and Turkey, partly offset by Ukraine.

In North Africa, the estimated total cigarette market decreased by 4.5% to 32.6 billion units, due to Algeria, Egypt, Libya and Morocco, partly offset by Tunisia.  Our shipment volume of 9.2 billion units increased by 7.6%, mainly driven by Marlboro in Algeria and L&M in Egypt.  Market share performance is shown in the table below.

North Africa Market Share
	First-Quarter
			Change
	2015	2014	p.p.
Marlboro	14.7%	15.3%	(0.6)
L&M	10.7%	8.1%	2.6
Others	2.0%	1.9%	0.1
TOTAL	27.4%	25.3%	2.1

In Russia, the estimated total cigarette market decreased by 9.3% to 61.5 billion units, mainly due to the unfavorable impact of tax-driven price increases and a weak economy. In 2015, the total market is forecast to decrease by an estimated 8% to 10%. Our shipment volume in the quarter of 19.0 billion units increased by 2.3%. Market share performance, as measured by Nielsen, is shown in the table below.

Russia Market Share
	First-Quarter
			Change
	2015	2014	p.p.
Parliament	3.9%	3.5%	0.4
Marlboro	1.4%	1.7%	(0.3)
Bond Street	7.9%	7.0%	0.9
Others	14.4%	14.6%	(0.2)
TOTAL	27.6%	26.8%	0.8

The share growth of Bond Street was driven by its Compact variant, partly offset by its mainline variants.

In Turkey, the estimated total cigarette market increased by 7.0% to 19.4 billion units. Excluding the impact of estimated trade inventory movements, the total cigarette market increased by 3.9%, mainly reflecting an increase in the adult population and a lower prevalence of illicit trade. Our shipment volume of 9.3 billion units increased by 3.5%. Market share performance, as measured by Nielsen, is shown in the table below.

Turkey Market Share
	First-Quarter
			Change
	2015	2014	p.p.
Parliament	11.5%	10.5%	1.0
Marlboro	8.9%	8.6%	0.3
Lark	7.3%	10.3%	(3.0)
Others	15.5%	15.0%	0.5
TOTAL	43.2%	44.4%	(1.2)

The share growth of Parliament was driven by strong brand equity, especially its king-size variant, Night Blue, up by 0.8 share points to 6.2%, and by up-trading from the mid-price segment. The share decline of Lark reflects the impact of price repositioning by our principal competitor in May 2014. The share increase of "Others" was driven by L&M, up by 0.5 share points to 7.1%, and Chesterfield, up by 1.0 share point to 3.2%.

In Ukraine, the estimated total cigarette market increased by 3.2% to 14.8 billion units, mainly reflecting a favorable comparison with the first quarter of 2014 in which the estimated total cigarette market declined by 6.6%, and a lower prevalence of illicit trade, partly offset by continued business disruption due to the political instability in the east of the country. Our shipment volume of 4.6 billion units decreased by 9.8%. Market share performance, as measured by Nielsen, is shown in the table below.

Ukraine Market Share
	First-Quarter
			Change
	2015	2014	p.p.
Parliament	2.9%	3.0%	(0.1)
Marlboro	4.5%	5.1%	(0.6)
Chesterfield	4.3%	5.3%	(1.0)
Others	20.2%	19.7%	0.5
TOTAL	31.9%	33.1%	(1.2)

Asia. Net revenues, which include excise taxes billed to customers, increased by $289 million (6.5%). Excluding excise taxes, net revenues decreased by $27 million (1.2%) to $2.2 billion. This decrease was due to:

•	unfavorable currency ($128 million) and

•	unfavorable volume/mix ($50 million), partly offset by

•	price increases ($151 million).

Operating companies income of $934 million increased by $19 million (2.1%). This increase was due primarily to:

•	price increases ($151 million) and

•	the 2014 pre-tax charges for asset impairment and exit costs related to the factory closure in Australia ($23 million), partly offset by

•	unfavorable currency ($79 million),

•	unfavorable volume/mix ($44 million), and

•	higher manufacturing costs ($33 million, mainly due to higher costs in Indonesia).
Our cigarette shipment volume of 70.1 billion units decreased by 1.0%, primarily due to Japan, mainly reflecting an unfavorable comparison with the first quarter of 2014, and Korea, resulting from the disruptive excise tax increase in January 2015, partially offset by industry and market share growth in Indonesia. Shipment volume of Marlboro of 18.0 billion units decreased by 5.2%, predominantly due to Japan and Korea, partly offset by the Philippines. Shipment volume of Parliament of 1.9 billion units decreased by 23.5%, due to Korea. Shipment volume of Lark of 4.6 billion units decreased by 1.0%, due to Korea, partly offset by Japan.
In Indonesia, the estimated total cigarette market increased by 5.9% to 78.2 billion units, reflecting a favorable comparison with the first quarter of 2014 in which the estimated total cigarette market declined by 0.5%, and an increase in the adult population. In 2015, the total market is forecast to increase by approximately 2%. Our shipment volume in the quarter of 27.7 billion units increased by 8.4%, driven by industry growth and market share gains, notably of our machine-made brands. Market share performance is shown in the table below.

Indonesia Market Share
	First-Quarter
			Change
	2015	2014	p.p.
Sampoerna A	14.9%	14.4%	0.5
Dji Sam Soe	7.0%	5.6%	1.4
U Mild	5.0%	5.2%	(0.2)
Others	8.5%	9.4%	(0.9)
TOTAL	35.4%	34.6%	0.8

The share decline of "Others" was mainly due to Sampoerna Hijau, down by 0.6 share points to 3.1%, largely reflecting the decline of the total hand-rolled kretek segment. While Marlboro's market share decreased by 0.2 share points to 5.1%, its share of the “white” cigarettes segment, which represented 6.2% of the total cigarette market, increased by 0.9 share points to 81.3%. The machine-made kretek segment, representing 74.6% of the total cigarette market, increased by 2.1 share points and our share of the segment increased by 2.0 share points to 30.9%. The hand-rolled kretek segment, representing 19.2% of the total cigarette market, decreased by 1.7 share points. Our share of the segment decreased by 1.8 share points to 37.8%.

In Japan, the total cigarette market decreased by 13.9% to 42.5 billion units, primarily reflecting an unfavorable comparison with the first quarter of 2014 in which the total market increased by 9.6%, mainly driven by retail trade and consumer purchasing ahead of the consumption tax-driven retail price increases of April 2014. Excluding the impact of these estimated inventory movements, the total cigarette market declined by 3.5%, mainly reflecting the unfavorable impact of the price increases. In 2015, the total market is forecast to decrease by an estimated 2.5% to 3.0%. Our shipment volume in the quarter of 11.8 billion units decreased by 12.2%, principally due to the lower total market. Market share performance is shown in the table below.

Japan Market Share
	First-Quarter
			Change
	2015	2014	p.p.
Marlboro	11.5%	11.9%	(0.4)
Lark	9.9%	9.4%	0.5
Virginia S.	1.9%	1.9%	—
Others	2.3%	2.3%	—
TOTAL	25.6%	25.5%	0.1

In Korea, the total cigarette market decreased by 35.1% to 12.6 billion units, reflecting the reversal of estimated trade inventories built ahead of the announced excise tax increase effective January 2015, and the impact of the related price increases that saw the retail price of our premium brands increase by 67%. Excluding the impact of these estimated inventory movements, the total cigarette market declined by 22.8%, in line with the underlying forecast decline of 20%-25% for the full year 2015. Our shipment volume in the quarter of 2.5 billion units decreased by 35.8%, reflecting the lower total market. Market share performance is shown in the table below.

Korea Market Share
	First-Quarter
			Change
	2015	2014	p.p.
Parliament	6.6%	7.1%	(0.5)
Marlboro	9.1%	7.9%	1.2
Virginia S.	3.8%	4.1%	(0.3)
Others	0.6%	0.8%	(0.2)
TOTAL	20.1%	19.9%	0.2

In the Philippines, the estimated total tax-paid industry cigarette volume increased by 1.0% to 18.9 billion units, primarily reflecting higher estimated tax-paid volume by our principal domestic competitor. Our shipment volume of 15.9 billion units decreased by 1.6%, primarily due to declines of our low and super-low price brands, partially offset by growth of Marlboro, reflecting the positive impact of retail price increases at the bottom end of the market that narrowed price gaps. Market share performance is shown in the table below.

Philippines Market Share
	First-Quarter
			Change
	2015	2014	p.p.
Marlboro	21.8%	19.4%	2.4
Fortune	32.3%	33.3%	(1.0)
Jackpot	16.5%	17.9%	(1.4)
Others	13.3%	15.6%	(2.3)
TOTAL	83.9%	86.2%	(2.3)

The share decline of "Others" was principally due to super-low price Champion, down by 2.3 share points to 2.3%.

Latin America & Canada. Net revenues, which include excise taxes billed to customers, increased by $96 million (4.5%). Excluding excise taxes, net revenues increased by $13 million (1.8%) to $726 million. This increase was due primarily to:

•	price increases ($124 million), partly offset by

•	unfavorable currency ($88 million) and

•	unfavorable volume/mix ($24 million).

Operating companies income of $230 million increased by $28 million (13.9%). This increase was due primarily to:

•	price increases ($124 million), partly offset by

•	unfavorable currency ($44 million),

•	unfavorable volume/mix ($26 million),

•	higher manufacturing costs ($14 million), and

•	higher marketing, administration and research costs ($13 million).
Our cigarette shipment volume of 21.2 billion units decreased by 1.2%, largely due to Argentina and Canada, partly offset by Brazil and Mexico. Although shipment volume of Marlboro of 8.2 billion units decreased slightly by 0.3%, its Regional market share increased by 0.5 share points to an estimated 14.6%. Market share of Marlboro increased notably in Argentina, Brazil and Colombia, by 0.3, 1.1 and 1.3 share points to 24.4%, 9.6% and 8.8%, respectively.

In Argentina, the total cigarette market decreased by 3.5% to 10.3 billion units. Our cigarette shipment volume in the quarter of 8.1 billion units decreased by 1.9%. Market share performance is shown in the table below.

Argentina Market Share
	First-Quarter
			Change
	2015	2014	p.p.
Marlboro	24.4%	24.1%	0.3
Philip Morris	44.6%	43.3%	1.3
Next	1.7%	2.2%	(0.5)
Others	7.8%	7.5%	0.3
TOTAL	78.5%	77.1%	1.4

The share growth of Philip Morris reflects the positive impact of its capsule variants.

In Canada, the total cigarette market decreased by 6.6% to 5.4 billion units, mainly due to the impact of tax-driven price increases during the first half of 2014. Our cigarette shipment volume of 2.1 billion units decreased by 7.7%. Market share performance is shown in the table below.

Canada Market Share
	First-Quarter
			Change
	2015	2014	p.p.
Belmont	3.1%	2.8%	0.3
Canadian Classics	10.9%	11.2%	(0.3)
Next	10.6%	10.9%	(0.3)
Others	13.1%	13.7%	(0.6)
TOTAL	37.7%	38.6%	(0.9)

In Mexico, the total cigarette market increased by 4.7% to 7.5 billion units. Excluding the impact of favorable trade inventory movements, the total cigarette market was estimated to have declined by 0.7%. Our cigarette shipment volume in the quarter of 5.0 billion units increased by 2.6%. Market share performance is shown in the table below.

Mexico Market Share
	First-Quarter
			Change
	2015	2014	p.p.
Marlboro	45.4%	47.0%	(1.6)
Benson & Hedges	4.6%	5.2%	(0.6)
Delicados	10.9%	10.7%	0.2
Others	5.4%	4.8%	0.6
TOTAL	66.3%	67.7%	(1.4)

The share decline of Marlboro was primarily due to adult smoker down-trading and the timing of price increases by our principal competitor.

Financial Review
Net Cash Provided by (Used in) Operating Activities
During the first quarter of 2015, net cash used in operating activities was $375 million, compared with net cash provided of $715 million during the first quarter of 2014. The change was due primarily to unfavorable currency movements and an increase in our working capital requirements.

The unfavorable movements in working capital were due primarily to the following:

•	less cash provided by inventories ($693 million), primarily related to higher leaf tobacco purchases; and

•	less cash provided by accounts receivable ($341 million), primarily due to the timing of sales and cash collections.

Net Cash Provided by (Used in) Investing Activities
During the first quarter of 2015, net cash provided by investing activities was $68 million, compared with net cash used of $208 million during the first quarter of 2014. The change was due primarily to higher cash collateral received from derivatives designated as net investment hedges.
Our capital expenditures were $203 million and $256 million during the three months ended March 31, 2015 and 2014, respectively. The 2015 expenditures were primarily related to investments in Reduced-Risk Products, productivity-enhancing programs, and equipment for new products.

Net Cash Provided by (Used in) Financing Activities
During the first quarter of 2015, net cash provided by financing activities was $525 million, compared with net cash used of $805 million during the first quarter of 2014. The change was due primarily to the cash used in 2014 to repurchase our common stock pursuant to our share repurchase program. On February 5, 2015 we announced that we do not plan any share repurchases in 2015.
Dividends paid in the first quarter of 2015 and 2014 were $1.6 billion and $1.5 billion, respectively. The increase reflects a higher dividend rate in 2015, partially offset by lower shares outstanding as a result of our share repurchases in 2014 pursuant to our share repurchase program.
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
Credit Ratings – The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. At March 31, 2015, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Stable
Fitch	F1	A	Stable

Credit Facilities – On January 23, 2015, we entered into an agreement to extend the term of our existing $2.0 billion 364-day revolving credit facility effective February 10, 2015, from February 10, 2015 to February 9, 2016.  On January 23, 2015, we also entered into an agreement to extend the term of our existing $2.5 billion multi-year revolving credit facility, effective February 28, 2015, from February 28, 2019 to February 28, 2020.
At March 31, 2015, our committed credit facilities and commercial paper outstanding were as follows:

(in billions)
Type	Committed Credit Facilities	Commercial Paper
364-day revolving credit, expiring February 9, 2016	$2.0
Multi-year revolving credit, expiring February 28, 2020	2.5
Multi-year revolving credit, expiring October 25, 2016	3.5
Total facilities	$8.0
Commercial paper outstanding		$2.6
At March 31, 2015, there were no borrowings under the committed credit facilities, and the entire committed amounts were available for borrowing.
All banks participating in our committed credit facilities have an investment-grade long-term credit rating from the credit rating agencies. We continuously monitor the credit quality of our banking group, and at this time we are not aware of any potential non-performing credit provider.
Each of these facilities requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“consolidated EBITDA”) to consolidated interest expense of not less than 3.5 to 1.0 on a rolling four-quarter basis. At March 31, 2015, our ratio calculated in accordance with the agreements was 12.0 to 1.0. These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require us to post collateral. We expect to continue to meet our covenants. The terms “consolidated EBITDA” and “consolidated interest expense,” both of which include certain adjustments, are defined in the facility agreements previously filed with the U.S. Securities and Exchange Commission.
In addition to the committed credit facilities discussed above, certain of our subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $2.4 billion at March 31, 2015 and $3.2 billion at December 31, 2014, are for the sole use of our subsidiaries. Borrowings under these arrangements amounted to $763 million at March 31, 2015, and $1.2 billion at December 31, 2014.
Commercial Paper Program – We have commercial paper programs in place in the U.S. and in Europe. Our commercial paper programs in place in the U.S. and in Europe currently have an aggregate issuance capacity of $8.0 billion.
At March 31, 2015 we had $2.6 billion in commercial paper outstanding. At December 31, 2014, we had no commercial paper outstanding.
We expect that the existence of the commercial paper program and the committed credit facilities, coupled with our operating cash flows, will enable us to meet our liquidity requirements.
Debt – Our total debt was $30.6 billion at March 31, 2015 and $29.5 billion at December 31, 2014.
On February 21, 2014, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.
Guarantees – At March 31, 2015, we were contingently liable for $0.9 billion of guarantees of our own performance, which were primarily related to excise taxes on the shipment of our products. There is no liability in the condensed consolidated financial statements associated with these guarantees. At March 31, 2015, our third-party guarantees were insignificant.

Equity and Dividends
As discussed in Note 3. Stock Plans to our condensed consolidated financial statements, during the three months ended March 31, 2015, we granted 1.5 million shares of deferred stock awards to eligible employees at a grant date fair value of $82.28 per share. Equity awards generally vest three or more years after the date of the award, subject to earlier vesting on death or disability or normal retirement, or separation from employment by mutual agreement after reaching age 58.
In May 2012, our stockholders approved the Philip Morris International Inc. 2012 Performance Incentive Plan (the “2012 Plan”). The 2012 Plan replaced the 2008 Performance Incentive Plan (the “2008 Plan”) and, as a result, there will be no additional grants under the 2008 Plan. Under the 2012 Plan, we may grant to eligible employees restricted stock, restricted stock units and deferred stock units, performance-based cash incentive awards and performance-based equity awards. Up to 30 million shares of our common stock may be issued under the 2012 Plan. At March 31, 2015, shares available for grant under the 2012 Plan were 23,252,170.
On August 1, 2012, we began repurchasing shares under a three-year $18.0 billion share repurchase program that was authorized by our Board of Directors in June 2012. From August 1, 2012 through March 31, 2015, we repurchased 144.6 million shares of our common stock at a cost of $12.7 billion under this repurchase program. During the first three months of 2015, we did not repurchase our common stock. On February 5, 2015, we announced that we do not plan any share repurchases in 2015. During the first three months of 2014, we repurchased 15.4 million shares at a cost of $1.2 billion.
Dividends paid in the first three months of 2015 were $1.6 billion. During the third quarter of 2014, our Board of Directors approved a 6.4% increase in the quarterly dividend to $1.00 per common share. As a result, the present annualized dividend rate is $4.00 per common share.

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
Derivative Financial Instruments - We operate in markets outside of the United States of America, with manufacturing and sales facilities in various locations throughout the world. Consequently, we use certain financial instruments to manage our foreign currency and interest rate exposure. We use derivative financial instruments principally to reduce our exposure to market risks resulting from fluctuations in foreign exchange rates by creating offsetting exposures. We are not a party to leveraged derivatives and, by policy, do not use derivative financial instruments for speculative purposes.
See Note 6. Financial Instruments, Note 12. Fair Value Measurements, and Note 14. Balance Sheet Offsetting to our condensed consolidated financial statements for further details on our derivative financial instruments and the related collateral arrangements.

Contingencies
See Note 9. Contingencies to our condensed consolidated financial statements for a discussion of contingencies.

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
Risks Related to Our Business and Industry
Consumption of duty paid cigarettes continues to decline in many of our markets.
This decline is due to multiple factors, including increased taxes and pricing, governmental actions, the diminishing social acceptance of smoking, continuing economic and geopolitical uncertainty, and the continuing prevalence of illicit products. These factors and their potential consequences are discussed more fully below and in the "Business Environment" section.
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
Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volume in many of our markets, and we expect that such factors will continue to reduce consumption levels and will increase down-trading and the risk of counterfeiting, contraband, "illicit whites" and legal cross-border purchases. Significant regulatory developments will take place over the next few years in most of our markets, driven principally by the FCTC. The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation. The FCTC has led to increased efforts by tobacco control advocates and public health organizations to reduce the palatability and attractiveness of tobacco products to adult smokers. Regulatory initiatives that have been proposed, introduced or enacted include:

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
There is litigation related to tobacco products pending in certain jurisdictions. Damages claimed in some tobacco-related litigation are significant and, in certain cases in Brazil, Canada and Nigeria, range into the billions of U.S. dollars. We anticipate that new cases will continue to be filed. The FCTC encourages litigation against tobacco product manufacturers. It is possible that our consolidated results of operations, cash flows or financial position could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. Please see Note 9. Contingencies to our condensed consolidated financial statements for a discussion of pending litigation.

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
There is an increasing number of conflicts, including in the Middle East and Ukraine. Political uncertainty, including potential effects from economic sanctions by the U.S. or other governments, could lead to significant disruptions to our business.
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

We continue to seek ways to develop commercially viable new product technologies with the potential to reduce exposure to harmful constituents in smoke and individual risk and population harm, all in comparison to smoking combustible cigarettes. Our goal is to develop products whose potential to reduce exposure, individual risk and population harm can be substantiated by rigorous scientific studies and that provide adult smokers the taste, sensory experience, nicotine delivery profile and ritual characteristics that are similar to those currently provided by combustible cigarettes. We may not succeed in these efforts. If we do not succeed, but others do, we may be at a competitive disadvantage. Furthermore, we cannot predict whether regulators will permit the marketing of tobacco products or other nicotine-containing products with claims of reduced exposure or risk as compared with combustible cigarettes. A prohibition on any such claims could significantly undermine the commercial viability of these products.
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
Our ability to grow profitability may be limited by our inability to introduce new products, enter new markets or to improve our margins through higher pricing and improvements in our brand and geographic mix.
Our profit growth may suffer if we are unable to introduce new products or enter new markets successfully, to raise prices or to improve the proportion of our sales of higher margin products and in higher margin geographies.

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
See Note 9. Contingencies of the Notes to the Condensed Consolidated Financial Statements included in Part I – Item 1 of this report for a discussion of legal proceedings pending against Philip Morris International Inc. and its subsidiaries.

Item 1A.	Risk Factors.
Information regarding Risk Factors appears in “MD&A – Cautionary Factors That May Affect Future Results,” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity for each of the three months in the quarter ended March 31, 2015 was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2015 – January 31, 2015 (1)	—	$—	144,643,396	$5,347,045,761
February 1, 2015 – February 28, 2015 (1)	—	$—	144,643,396	$5,347,045,761
March 1, 2015 – March 31, 2015 (1)	—	$—	144,643,396	$5,347,045,761
Pursuant to Publicly Announced Plans or Programs	—	$—
January 1, 2015 – January 31, 2015 (3)	1,819	$80.92
February 1, 2015 – February 28, 2015 (3)	256,442	$82.61
March 1, 2015 – March 31, 2015 (3)	6,448	$82.20
For the Quarter Ended March 31, 2015	264,709	$82.59

(1)
On June 13, 2012, our Board of Directors authorized a share repurchase program of $18 billion over three years. The program commenced on August 1, 2012 after the completion of the three-year $12 billion program in July 2012. These share repurchases have been made pursuant to the $18 billion program. On February 5, 2015, we announced that we do not plan any share repurchases in 2015.

(2)	Aggregate number of shares repurchased under the above-mentioned share repurchase program as of the end of the period presented.

(3)	Shares repurchased represent shares tendered to us by employees who vested in deferred stock awards and used shares to pay all, or a portion of, the related taxes.

Item 6.	Exhibits.

3.1	Amended and Restated By-Laws of Philip Morris International Inc., effective January 1, 2015 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed December 15, 2014).
3.2
Amended and Restated By-Laws of Philip Morris International Inc., effective immediately prior to the 2015 Annual Meeting of Shareholders (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed March 13, 2015).

10.1	Employment Agreement with Martin King.
10.2	Pension Fund of Philip Morris in Switzerland (IC).
10.3	Summary of Supplemental Pension Plan of Philip Morris in Switzerland (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2014).
10.4	Form of Deferred Stock Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 10, 2015).
10.5
Extension Agreement, effective February 10, 2015, among Philip Morris International Inc., the lenders named therein and the Royal Bank of Scotland plc, as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 29, 2015).

10.6
Extension Agreement, effective February 28, 2015, among Philip Morris International Inc., the lenders named therein, J.P. Morgan Europe Limited, as facility agent, and JPMorgan Chase Bank, N.A., as swingline agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 29, 2015).

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

May 1, 2015