Form 10-Q
period 2015-06-30
Philip Morris International Inc.
filed 2015-07-30
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At July 28, 2015, there were 1,549,185,692 shares outstanding of the registrant’s common stock, no par value per share.

PHILIP MORRIS INTERNATIONAL INC.

In this report, “PMI,” “we,” “us” and “our” refer to Philip Morris International Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$1,838	$1,682
Receivables (less allowances of $72 in 2015 and $50 in 2014)	3,619	4,004
Inventories:
Leaf tobacco	3,154	3,135
Other raw materials	1,671	1,696
Finished product	2,382	3,761
	7,207	8,592
Deferred income taxes	428	533
Other current assets	680	673
Total current assets	13,772	15,484
Property, plant and equipment, at cost	12,327	12,759
Less: accumulated depreciation	6,512	6,688
	5,815	6,071
Goodwill (Note 5)	7,914	8,388
Other intangible assets, net (Note 5)	2,807	2,985
Investments in unconsolidated subsidiaries (Note 15)	1,020	1,083
Other assets	1,385	1,176
TOTAL ASSETS	$32,713	$35,187

See notes to condensed consolidated financial statements.
Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share data)
(Unaudited)

	June 30, 2015	December 31, 2014
LIABILITIES
Short-term borrowings (Note 11)	$1,710	$1,208
Current portion of long-term debt (Note 11)	2,926	1,318
Accounts payable	1,089	1,242
Accrued liabilities:
Marketing and selling	476	549
Taxes, except income taxes	4,546	5,490
Employment costs	834	1,135
Dividends payable	1,558	1,559
Other	1,366	1,375
Income taxes	651	1,078
Deferred income taxes	230	158
Total current liabilities	15,386	15,112
Long-term debt (Note 11)	24,566	26,929
Deferred income taxes	1,799	1,549
Employment costs	2,124	2,202
Other liabilities	636	598
Total liabilities	44,511	46,390
Contingencies (Note 9)
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2015 and 2014)	—	—
Additional paid-in capital	757	710
Earnings reinvested in the business	29,822	29,249
Accumulated other comprehensive losses	(8,107)	(6,826)
	22,472	23,133
Less: cost of repurchased stock (560,140,316 and 562,416,635 shares in 2015 and 2014, respectively)	35,623	35,762
Total PMI stockholders’ deficit	(13,151)	(12,629)
Noncontrolling interests	1,353	1,426
Total stockholders’ deficit	(11,798)	(11,203)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$32,713	$35,187

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Net revenues	$36,115	$38,830
Cost of sales	4,607	5,070
Excise taxes on products	22,640	24,116
Gross profit	8,868	9,644
Marketing, administration and research costs	3,062	3,263
Asset impairment and exit costs (Note 2)	—	512
Amortization of intangibles	43	44
Operating income	5,763	5,825
Interest expense, net	534	522
Earnings before income taxes	5,229	5,303
Provision for income taxes	1,528	1,528
Equity (income)/loss in unconsolidated subsidiaries, net	(49)	(36)
Net earnings	3,750	3,811
Net earnings attributable to noncontrolling interests	68	85
Net earnings attributable to PMI	$3,682	$3,726
Per share data (Note 7):
Basic earnings per share	$2.37	$2.35
Diluted earnings per share	$2.37	$2.35
Dividends declared	$2.00	$1.88

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended June 30,
	2015	2014
Net revenues	$18,763	$21,051
Cost of sales	2,378	2,696
Excise taxes on products	11,904	13,254
Gross profit	4,481	5,101
Marketing, administration and research costs	1,568	1,716
Asset impairment and exit costs (Note 2)	—	489
Amortization of intangibles	21	22
Operating income	2,892	2,874
Interest expense, net	259	254
Earnings before income taxes	2,633	2,620
Provision for income taxes	743	752
Equity (income)/loss in unconsolidated subsidiaries, net	(26)	(27)
Net earnings	1,916	1,895
Net earnings attributable to noncontrolling interests	29	44
Net earnings attributable to PMI	$1,887	$1,851
Per share data (Note 7):
Basic earnings per share	$1.21	$1.17
Diluted earnings per share	$1.21	$1.17
Dividends declared	$1.00	$0.94

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Net earnings	$3,750	$3,811
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustment:
Unrealized losses, net of income taxes of ($330) in 2015 and ($59) in 2014	(1,417)	(114)
Change in net loss and prior service cost:
Net losses and prior service costs, net of income taxes of $3 in 2014	—	(41)
Amortization of net losses, prior service costs and net transition costs, net of income taxes of ($24) in 2015 and ($26) in 2014	110	81
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of ($6) in 2015 and $5 in 2014	66	(35)
Gains transferred to earnings, net of income taxes of $8 in 2015 and $2 in 2014	(66)	(13)
Total other comprehensive losses	(1,307)	(122)
Total comprehensive earnings	2,443	3,689
Less comprehensive earnings attributable to:
Noncontrolling interests	42	87
Comprehensive earnings attributable to PMI	$2,401	$3,602

See notes to condensed consolidated financial statements

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended June 30,
	2015	2014
Net earnings	$1,916	$1,895
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized losses, net of income taxes of $104 in 2015 and ($55) in 2014	(74)	(77)
Change in net loss and prior service cost:
Net losses and prior service costs, net of income taxes of $3 in 2014	—	(41)
Amortization of net losses, prior service costs and net transition costs, net of income taxes of ($12) in 2015 and ($14) in 2014	54	43
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of ($4) in 2015 and $2 in 2014	41	(11)
Gains transferred to earnings, net of income taxes of $5 in 2015 and $1 in 2014	(39)	(6)
Total other comprehensive losses	(18)	(92)
Total comprehensive earnings	1,898	1,803
Less comprehensive earnings attributable to:
Noncontrolling interests	28	53
Comprehensive earnings attributable to PMI	$1,870	$1,750

See notes to condensed consolidated financial statements

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Six Months Ended June 30, 2015 and 2014
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, January 1, 2014	$—	$723	$27,843	$(4,190)	$(32,142)	$1,492	$(6,274)
Net earnings			3,726			85	3,811
Other comprehensive earnings (losses), net of income taxes				(124)		2	(122)
Issuance of stock awards and exercise of stock options		(74)			164		90
Dividends declared ($1.88 per share)			(2,968)				(2,968)
Payments to noncontrolling interests						(134)	(134)
Common stock repurchased					(2,250)		(2,250)
Balances, June 30, 2014	$—	$649	$28,601	$(4,314)	$(34,228)	$1,445	$(7,847)
Balances, January 1, 2015	$—	$710	$29,249	$(6,826)	$(35,762)	$1,426	$(11,203)
Net earnings			3,682			68	3,750
Other comprehensive earnings (losses), net of income taxes				(1,281)		(26)	(1,307)
Issuance of stock awards		(66)			139		73
Dividends declared ($2.00 per share)			(3,109)				(3,109)
Payments to noncontrolling interests						(115)	(115)
Purchase price activity for subsidiary shares from noncontrolling interests (Note 16)		113					113
Balances, June 30, 2015	$—	$757	$29,822	$(8,107)	$(35,623)	$1,353	$(11,798)

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$3,750	$3,811

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	377	427
Deferred income tax provision	146	81
Asset impairment and exit costs, net of cash paid	(204)	282
Cash effects of changes, net of the effects from acquired companies:
Receivables, net	62	(245)
Inventories	809	1,484
Accounts payable	38	2
Income taxes	(379)	(675)
Accrued liabilities and other current assets	(1,461)	(1,666)
Pension plan contributions	(20)	(82)
Other	182	1
Net cash provided by operating activities	3,300	3,420

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(413)	(508)
Purchase of businesses, net of acquired cash	—	(103)
Investments in unconsolidated subsidiaries	(11)	(16)
Other	200	83
Net cash used in investing activities	(224)	(544)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Short-term borrowing activity by original maturity:
Net issuances (repayments) - maturities of 90 days or less	$513	$(255)
Issuances - maturities longer than 90 days	73	921
Repayments - maturities longer than 90 days	(13)	(1,094)
Long-term debt proceeds	302	3,632
Long-term debt repaid	(400)	(1,240)
Repurchases of common stock	(48)	(2,281)
Dividends paid	(3,110)	(2,993)
Purchase price activity for subsidiary shares from noncontrolling interests (Note 16)	113	—
Other	(70)	(177)
Net cash used in financing activities	(2,640)	(3,487)
Effect of exchange rate changes on cash and cash equivalents	(280)	(2)

Cash and cash equivalents:
Increase (Decrease)	156	(613)
Balance at beginning of period	1,682	2,154
Balance at end of period	$1,838	$1,541

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

Note 2. Asset Impairment and Exit Costs:
Pre-tax asset impairment and exit costs consisted of the following:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2015	2014	2015	2014
Separation programs:
European Union	$—	$359	$—	$359
Asia	—	24	—	1
Total separation programs	—	383	—	360
Asset impairment charges:
European Union	—	129	—	129
Total asset impairment charges	—	129	—	129
Asset impairment and exit costs	$—	$512	$—	$489
Movement in Exit Cost Liabilities
The movement in exit cost liabilities for the six months ended June 30, 2015 was as follows:

(in millions)
Liability balance, January 1, 2015	$270
Charges, net	—
Cash spent	(204)
Currency/other	(14)
Liability balance, June 30, 2015	$52
Cash payments related to exit costs at PMI were $204 million and $44 million for the six months and three months ended June 30, 2015, respectively, and $230 million and $30 million for the six months and three months ended June 30, 2014, respectively. Future cash payments for exit costs incurred to date are expected to be approximately $52 million, and will be substantially paid by the end of 2015.

The pre-tax asset impairment and exit costs shown above are primarily a result of the following:

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Netherlands

On April 4, 2014, PMI announced the initiation by its affiliate, Philip Morris Holland B.V. (“PMH”), of consultations with employee representatives on a proposal to discontinue cigarette production at its factory located in Bergen op Zoom, the Netherlands. PMH reached an agreement with the trade unions and their members on a social plan and ceased cigarette production on September 1, 2014. For the six months and three months ended June 30, 2014, total pre-tax asset impairment and exit costs of $488 million were recorded for this program in the European Union segment. This amount includes employee separation costs of $359 million and asset impairment costs of $129 million.

Other

Separation Program Charges

PMI recorded other pre-tax separation program charges of $24 million and $1 million for the six months and three months ended June 30, 2014, respectively, related to severance costs for a factory closure in Australia.

Note 3. Stock Plans:
In May 2012, PMI’s shareholders approved the Philip Morris International Inc. 2012 Performance Incentive Plan (the “2012 Plan”). The 2012 Plan replaced the 2008 Performance Incentive Plan (the “2008 Plan”) and, as a result, there will be no additional grants under the 2008 Plan. Under the 2012 Plan, PMI may grant to eligible employees restricted stock, restricted stock units and deferred stock units, performance-based cash incentive awards and performance-based equity awards. Up to 30 million shares of PMI’s common stock may be issued under the 2012 Plan. At June 30, 2015, shares available for grant under the 2012 Plan were 23,252,170.
In 2008, PMI adopted the Philip Morris International Inc. 2008 Stock Compensation Plan for Non-Employee Directors (the “Non-Employee Directors Plan”). A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the Non-Employee Directors Plan. At June 30, 2015, shares available for grant under the plan were 691,432.
During the six months ended June 30, 2015, PMI granted 1.5 million shares of deferred stock awards to eligible employees at a grant date fair value of $82.28 per share. During the six months ended June 30, 2014, PMI granted 2.4 million shares of deferred stock awards to eligible employees at a weighted-average grant date fair value of $77.74 per share. PMI recorded compensation expense related to stock awards of $94 million and $113 million during the six months ended June 30, 2015 and 2014, respectively, and $36 million and $47 million during the three months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, PMI had $212 million of total unrecognized compensation cost related to non-vested deferred stock awards. The cost is recognized over the original restriction period of the awards, which is typically three or more years after the date of the award, subject to earlier vesting on death or disability or normal retirement, or separation from employment by mutual agreement after reaching age 58.

During the six months ended June 30, 2015, 2.5 million shares of PMI deferred stock awards vested. The grant date fair value of all the vested shares was approximately $202 million. The total fair value of deferred stock awards that vested during the six months ended June 30, 2015 was approximately $209 million.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Pension Plans
Components of Net Periodic Benefit Cost
Net periodic pension cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Service cost	$3	$3	$101	$104
Interest cost	9	8	72	103
Expected return on plan assets	(7)	(8)	(164)	(177)
Amortization:
Net loss	5	3	90	57
Prior service cost	—	—	2	4
Net periodic pension cost	$10	$6	$101	$91

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2015	2014	2015	2014
Service cost	$2	$2	$50	$52
Interest cost	4	4	36	52
Expected return on plan assets	(3)	(4)	(81)	(89)
Amortization:
Net loss	2	1	44	29
Prior service cost	—	—	1	2
Net periodic pension cost	$5	$3	$50	$46

Employer Contributions
PMI makes, and plans to make, contributions, to the extent that they are tax deductible and to meet specific funding requirements of its funded U.S. and non-U.S. plans. Employer contributions of $20 million were made to the pension plans during the six months ended June 30, 2015. Currently, PMI anticipates making additional contributions during the remainder of 2015 of approximately $138 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Note 5. Goodwill and Other Intangible Assets, net:
Goodwill and other intangible assets, net, by segment were as follows:

	Goodwill		Other Intangible Assets, net
(in millions)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
European Union	$1,311	$1,398	$551	$582
Eastern Europe, Middle East & Africa	486	517	210	215
Asia	3,701	3,904	1,131	1,207
Latin America & Canada	2,416	2,569	915	981
Total	$7,914	$8,388	$2,807	$2,985

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Goodwill primarily reflects PMI’s acquisitions in Canada, Colombia, Greece, Indonesia, Mexico, Pakistan and Serbia, as well as the business combination in the Philippines. The movements in goodwill from December 31, 2014, were as follows:

(in millions)	European Union	Eastern Europe, Middle East & Africa	Asia	Latin America & Canada	Total
Balances, December 31, 2014	$1,398	$517	$3,904	$2,569	$8,388
Changes due to:
Currency	(87)	(31)	(203)	(153)	(474)
Balances, June 30, 2015	$1,311	$486	$3,701	$2,416	$7,914
Additional details of other intangible assets were as follows:

	June 30, 2015		December 31, 2014
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$1,608		$1,704
Amortizable intangible assets	1,704	$505	1,877	$596
Total other intangible assets	$3,312	$505	$3,581	$596

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia in 2005 and Mexico in 2007. Amortizable intangible assets primarily consist of certain trademarks and distribution networks associated with business combinations. The gross carrying amount, the range of useful lives as well as the weighted-average remaining useful life of amortizable intangible assets at June 30, 2015, were as follows:

(dollars in millions)	Gross Carrying Amount	Initial Estimated Useful Lives	Weighted-Average Remaining Useful Life
Trademarks	$1,452	2 - 40 years	23 years
Distribution networks	161	5 - 30 years	12 years
Other (including farmer contracts and intellectual property rights)	91	4 - 17 years	11 years
	$1,704

Pre-tax amortization expense for intangible assets during the six months ended June 30, 2015 and 2014 was $43 million and $44 million, respectively, and $21 million and $22 million for the three months ended June 30, 2015 and 2014, respectively. Amortization expense for each of the next five years is estimated to be $72 million or less, assuming no additional transactions occur that require the amortization of intangible assets.
The decrease in the gross carrying amount of other intangible assets from December 31, 2014, was due to currency movements and the retirement of fully amortized intangible assets.
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
PMI uses deliverable and non-deliverable forward foreign exchange contracts, foreign currency swaps and foreign currency options, collectively referred to as foreign exchange contracts ("foreign exchange contracts"), and interest rate contracts to mitigate its exposure to changes in exchange and interest rates from third-party and intercompany actual and forecasted transactions. The primary currencies to which PMI is exposed include the Australian dollar, Euro, Indonesian rupiah, Japanese yen, Mexican peso, Russian ruble, Swiss franc and Turkish lira. At June 30, 2015, PMI had contracts with aggregate notional amounts of $22.6 billion of which $2.6 billion related to cash flow hedges, $4.9 billion related to hedges of net investments in foreign operations and $15.1 billion related to other derivatives that primarily offset currency exposures on intercompany financing.
The fair value of PMI’s foreign exchange contracts included in the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, were as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in millions)	Balance Sheet Classification	At June 30, 2015	At December 31, 2014	Balance Sheet Classification	At June 30, 2015	At December 31, 2014
Foreign exchange contracts designated as hedging instruments	Other current assets	$318	$248	Other accrued liabilities	$2	$—
	Other assets	173	122	Other liabilities	$61	$25
Foreign exchange contracts not designated as hedging instruments	Other current assets	21	34	Other accrued liabilities	78	126
	Other assets	47	2
Total derivatives		$559	$406		$141	$151

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the six months and three months ended June 30, 2015 and 2014, PMI's cash flow and net investment hedging instruments impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, millions)	For the Six Months Ended June 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings
	2015	2014		2015	2014
Derivatives in Cash Flow Hedging Relationship
Foreign exchange contracts	$72	$(40)
			Net revenues	$75	$32
			Marketing, administration and research costs	16	(1)
			Interest expense, net	(17)	(16)
Derivatives in Net Investment Hedging Relationship
Foreign exchange contracts	209	36
Total	$281	$(4)		$74	$15

(pre-tax, millions)	For the Three Months Ended June 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings
	2015	2014		2015	2014
Derivatives in Cash Flow Hedging Relationship
Foreign exchange contracts	$45	$(13)
			Net revenues	$45	$17
			Marketing, administration and research costs	9	(1)
			Interest expense, net	(10)	(9)
Derivatives in Net Investment Hedging Relationship
Foreign exchange contracts	(77)	11
Total	$(32)	$(2)		$44	$7

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Cash Flow Hedges
PMI has entered into foreign exchange contracts to hedge foreign currency exchange risk related to certain forecasted transactions. The effective portion of gains and losses associated with qualifying cash flow hedge contracts is deferred as a component of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. During the six months and three months ended June 30, 2015 and 2014, ineffectiveness related to cash flow hedges was not material. As of June 30, 2015, PMI has hedged forecasted transactions for periods not exceeding the next eighteen months with the exception of one foreign exchange contract that expires in May 2024. The impact of these hedges is primarily included in operating cash flows on PMI’s condensed consolidated statement of cash flows.

Hedges of Net Investments in Foreign Operations
PMI designates certain foreign currency denominated debt and foreign exchange contracts as net investment hedges of its foreign operations. For the six months ended June 30, 2015 and 2014, these hedges of net investments resulted in gains, net of income taxes, of $642 million and $93 million, respectively. For the three months ended June 30, 2015 and 2014, these hedges of net investments resulted in gains (losses), net of income taxes, of $(193) million and $76 million, respectively. These gains (losses) were reported as a component of accumulated other comprehensive losses within currency translation adjustments. For the six months and three months ended June 30, 2015 and 2014, ineffectiveness related to net investment hedges was not material. Other investing cash flows on PMI’s condensed consolidated statements of cash flows include the premiums paid for, and settlements of, net investment hedges.

Other Derivatives
PMI has entered into foreign exchange contracts to hedge the foreign currency exchange and interest rate risks related to intercompany loans between certain subsidiaries, and third-party loans. While effective as economic hedges, no hedge accounting is applied for these contracts; therefore, the unrealized gains (losses) relating to these contracts are reported in PMI’s condensed consolidated statement of earnings. For the six months ended June 30, 2015 and 2014, the gains (losses) from contracts for which PMI did not apply hedge accounting were $(735) million and $94 million, respectively. For the three months ended June 30, 2015 and 2014, the gains from contracts for which PMI did not apply hedge accounting were $16 million and $142 million, respectively. The gains (losses) from these contracts substantially offset the gains (losses) generated by the underlying intercompany and third-party loans being hedged.

For the six months and three months ended June 30, 2015 and 2014, the net impact of these contracts on the condensed consolidated statements of earnings was not material.

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses
Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2015	2014	2015	2014
Gain at beginning of period	$123	$63	$121	$32
Derivative gains transferred to earnings	(66)	(13)	(39)	(6)
Change in fair value	66	(35)	41	(11)
Gain as of June 30,	$123	$15	$123	$15
At June 30, 2015, PMI expects $81 million of derivative gains that are included in accumulated other comprehensive losses to be reclassified to the condensed consolidated statement of earnings within the next twelve months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.
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
Fair Value
See Note 12. Fair Value Measurements and Note 14. Balance Sheet Offsetting for additional discussion of derivative financial instruments.

Note 7. Earnings Per Share:
Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2015	2014	2015	2014
Net earnings attributable to PMI	$3,682	$3,726	$1,887	$1,851
Less distributed and undistributed earnings attributable to share-based payment awards	13	17	6	9
Net earnings for basic and diluted EPS	$3,669	$3,709	$1,881	$1,842
Weighted-average shares for basic and diluted EPS	1,549	1,577	1,549	1,571
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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Segment data were as follows:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2015	2014	2015	2014
Net revenues:
European Union	$12,276	$14,448	$6,336	$7,829
Eastern Europe, Middle East & Africa	9,423	10,236	4,994	5,674
Asia	9,803	9,572	5,039	5,097
Latin America & Canada	4,613	4,574	2,394	2,451
Net revenues	$36,115	$38,830	$18,763	$21,051
Earnings before income taxes:
Operating companies income:
European Union	$1,890	$1,689	$977	$711
Eastern Europe, Middle East & Africa	1,761	2,014	881	1,087
Asia	1,731	1,815	797	900
Latin America & Canada	555	467	325	265
Amortization of intangibles	(43)	(44)	(21)	(22)
General corporate expenses	(82)	(80)	(41)	(40)
Less:
Equity (income)/loss in unconsolidated subsidiaries, net	(49)	(36)	(26)	(27)
Operating income	5,763	5,825	2,892	2,874
Interest expense, net	(534)	(522)	(259)	(254)
Earnings before income taxes	$5,229	$5,303	$2,633	$2,620
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
The table below lists the number of tobacco-related cases pending against us and/or our subsidiaries or indemnitees as of July 29, 2015, July 30, 2014 and August 1, 2013:

Type of Case	Number of Cases Pending as of July 29, 2015	Number of Cases Pending as of July 30, 2014	Number of Cases Pending as of August 1, 2013
Individual Smoking and Health Cases	65	63	63
Smoking and Health Class Actions	11	11	11
Health Care Cost Recovery Actions	16	15	15
Lights Class Actions	—	1	1
Individual Lights Cases	2	2	1
Public Civil Actions	2	2	4
Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 436 Smoking and Health, Lights, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Twelve cases have had decisions in favor of plaintiffs. Nine of these cases have subsequently reached final resolution in our favor and three remain on appeal.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The table below lists the verdict and post-trial developments in the three pending cases where a verdict was returned in favor of the plaintiff:

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
February 2004	Brazil/The Smoker Health Defense Association	Class Action
The Civil Court of São Paulo found defendants liable without hearing evidence. The court did not assess actual damages, which were to be assessed in a second phase of the case. The size of the class was not defined in the ruling.

In April 2004, the court clarified its ruling, awarding “moral damages” of R$1,000 (approximately $340) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class was not estimated. Defendants appealed to the São Paulo Court of Appeals, which annulled the ruling in November 2008, finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In May 2011, the trial court dismissed the claim. Plaintiff appealed the decision. In February 2015, the appellate court unanimously dismissed plaintiff's appeal. Plaintiff may further appeal. In addition, the defendants filed a constitutional appeal to the Federal Supreme Tribunal on the basis that the plaintiff did not have standing to bring the lawsuit. This appeal is still pending.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
May 27, 2015	Canada/Cecilia Letourneau	Class Action
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Letourneau class on liability and awarded a total of CAD 131 million (approximately $100.5 million) in punitive damages, allocating CAD 46 million (approximately $35.3 million) to our subsidiary. The trial court ordered defendants to pay the full punitive damage award into a trust within 60 days. The trial court found that a claims process to allocate the awarded damages to individual class members would be too expensive and difficult to administer. The trial court ordered a briefing on the proposed process for the distribution of sums remaining from the punitive damage award after payment of attorneys’ fees and legal costs.

On June 26, 2015, our subsidiary commenced the appellate process by filing its inscription in appeal of the trial court’s judgment with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment of CAD 46 million (approximately $35.3 million) into a trust within 60 days notwithstanding appeal. On July 23, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make an initial payment within 60 days.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
May 27, 2015	Canada/Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais	Class Action
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Blais class on liability and found the class members’ compensatory damages totaled approximately CAD 15.5 billion (approximately $11.9 billion), including pre-judgment interest. The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion including pre-judgment interest (approximately $2.38 billion)). The trial court awarded CAD 90,000 (approximately $69,000) in punitive damages, allocating CAD 30,000 (approximately $23,000) to our subsidiary. The trial court ordered defendants to pay CAD 1 billion (approximately $770 million) of the compensatory damage award into a trust within 60 days, CAD $200 million (approximately $154 million) of which is our subsidiary’s portion, and the full punitive damage award into a trust within 60 days, CAD 30,000 (approximately $23,000) of which is our subsidiary’s portion. The trial court ordered a briefing on a proposed claims process for the distribution of damages to individual class members and for payment of attorneys’ fees and legal costs.

On June 26, 2015, our subsidiary commenced the appellate process by filing its inscription in appeal of the trial court’s judgment with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment of approximately CAD 200 million (approximately $154 million) into a trust within 60 days notwithstanding appeal. On July 23, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make an initial payment within 60 days.

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
As of July 29, 2015, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•
65 cases brought by individual plaintiffs in Argentina (26), Brazil (22), Canada (2), Chile (7), Costa Rica (2), Greece (1), Italy (2), Morocco (1), the Philippines (1) and Scotland (1), compared with 63 such cases on July 30, 2014, and 63 cases on August 1, 2013; and

•	11 cases brought on behalf of classes of individual plaintiffs in Brazil (2) and Canada (9), compared with 11 such cases on July 30, 2014 and 11 such cases on August 1, 2013.

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

In the first class action pending in Canada, Cecilia Letourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, our subsidiary and other Canadian manufacturers are defendants. The plaintiff, an individual smoker, sought compensatory and punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005.  Trial began in March 2012 and concluded in December 2014. The trial court issued its judgment on May 27, 2015. The trial court found our subsidiary and two other Canadian manufacturers liable and awarded a total of CAD 131 million (approximately $100.5 million) in punitive damages, allocating CAD 46 million (approximately $35.3 million) to our subsidiary. The trial court found that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking. The trial court also found that defendants conspired to prevent consumers from learning the dangers of smoking. The trial court further held that these civil faults were a cause of the class members’ addiction. The trial court rejected other grounds of fault advanced by the class, holding that: (i) the evidence was insufficient to show that defendants marketed to youth, (ii) defendants’ advertising did not convey false information about the characteristics of cigarettes, and (iii) defendants did not commit a fault by using the descriptors light or mild for cigarettes with a lower tar delivery. The trial court estimated the size of the addiction class at 918,000 members but declined to award compensatory damages to the addiction class because the evidence did not establish the claims with sufficient accuracy. The trial court ordered defendants to pay the full punitive damage award into a trust within 60 days and found that a claims process to allocate the awarded damages to individual class members would be too expensive and difficult to administer. The trial court ordered briefing on the proposed process for the distribution of sums remaining from the punitive damage award after payment of attorneys’ fees and legal costs. On June 26, 2015, our subsidiary commenced the appellate process by filing its inscription of appeal of the trial court’s judgment with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust within 60 days notwithstanding appeal. On July 23, 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make an initial payment within 60 days. A case management conference is scheduled for September 3, 2015, to establish a briefing schedule before the Court of Appeal on our subsidiary's merits appeal. Our subsidiary and PMI believe that the findings of liability

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

and damages were incorrect and should ultimately be set aside on any one of many grounds, including the following: (i) holding that defendants violated Quebec law by failing to warn class members of the risks of smoking even after the court found that class members knew, or should have known, of the risks, (ii) finding that plaintiffs were not required to prove that defendants’ alleged misconduct caused injury to each class member in direct contravention of binding precedent, (iii) creating a factual presumption, without any evidence from class members or otherwise, that defendants’ alleged misconduct caused all smoking by all class members, (iv) holding that the addiction class members’ claims for punitive damages were not time-barred even though the case was filed more than three years after a prominent addiction warning appeared on all packages, and (v) awarding punitive damages to punish defendants without proper consideration as to whether punitive damages were necessary to deter future misconduct.
In the second class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, our subsidiary and other Canadian manufacturers are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, sought compensatory and punitive damages for each member of the class who allegedly suffers from certain smoking-related diseases. The class was certified in 2005. Trial began in March 2012 and concluded in December 2014. The trial court issued its judgment on May 27, 2015. The trial court found our subsidiary and two other Canadian manufacturers liable and found that the class members’ compensatory damages totaled approximately CAD 15.5 billion (approximately $11.9 billion), including pre-judgment interest. The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion, including pre-judgment interest (approximately $2.38 billion). In addition, the trial court awarded CAD 90,000 (approximately $69,000) in punitive damages, allocating CAD 30,000 (approximately $23,000) to our subsidiary and found that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking. The trial court also found that defendants conspired to prevent consumers from learning the dangers of smoking. The trial court further held that these civil faults were a cause of the class members’ diseases. The trial court rejected other grounds of fault advanced by the class, holding that: (i) the evidence was insufficient to show that defendants marketed to youth, (ii) defendants’ advertising did not convey false information about the characteristics of cigarettes, and (iii) defendants did not commit a fault by using the descriptors light or mild for cigarettes with a lower tar delivery. The trial court estimated the disease class at 99,957 members. The trial court ordered defendants to pay CAD 1 billion (approximately $770 million) of the compensatory damage award into a trust within 60 days, CAD $200 million (approximately $154 million) of which is our subsidiary’s portion, and the full punitive damage award into a trust within 60 days, CAD 30,000 (approximately $23,000) of which is our subsidiary’s portion and ordered briefing on a proposed claims process for the distribution of damages to individual class members and for payment of attorneys’ fees and legal costs. On June 26, 2015, our subsidiary commenced the appellate process by filing its inscription of appeal of the trial court’s judgment with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust within 60 days notwithstanding appeal. On July 23, 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make an initial payment within 60 days. A case management conference is scheduled for September 3, 2015, to establish a briefing schedule before the Court of Appeal on our subsidiary's merits appeal. Our subsidiary and PMI believe that the findings of liability and damages were incorrect and should ultimately be set aside on any one of many grounds, including the following: (i) holding that defendants violated Quebec law by failing to warn class members of the risks of smoking even after the court found that class members knew, or should have known, of the risks, (ii) finding that plaintiffs were not required to prove that defendants’ alleged misconduct caused injury to each class member in direct contravention of binding precedent, (iii) creating a factual presumption, without any evidence from class members or otherwise, that defendants’ alleged misconduct caused all smoking by all class members, (iv) relying on epidemiological evidence that did not meet recognized scientific standards, and (v) awarding punitive damages to punish defendants without proper consideration as to whether punitive damages were necessary to deter future misconduct.
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
As of July 29, 2015, there were 16 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Canada (10), Korea (1) and Nigeria (5), compared with 15 such cases on July 30, 2014 and 15 such cases on August 1, 2013.

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
In the fifth health care cost recovery case filed in Canada, Attorney General of Quebec v. Imperial Tobacco Limited, et al., Superior Court of Quebec, Canada, filed June 8, 2012, we, our subsidiary, our indemnitee (PM USA), and other members of the industry are defendants. The claim was filed by the government of the province of Quebec based on legislation enacted in the province that is similar to the laws enacted in several other Canadian provinces. The legislation authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” Defendants filed their defenses in December 2014 and July 2015. Pre-trial discovery is ongoing.
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
In the seventh health care cost recovery case filed in Canada, Her Majesty the Queen in Right of the Province of Manitoba v. Rothmans, Benson & Hedges, Inc., et al., The Queen's Bench, Winnipeg Judicial Centre, Canada, filed May 31, 2012, we, our subsidiaries, our indemnitees (PM USA and Altria), and other members of the industry are defendants. The claim was filed by the government of the province of Manitoba based on legislation enacted in the province that is similar to the laws enacted in several other Canadian provinces. The legislation authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” Defendants filed their defenses in September 2014. Discovery is scheduled to begin in 2017.
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

In the tenth health care cost recovery case filed in Canada, Her Majesty the Queen in Right of the Province of Nova Scotia v. Rothmans, Benson & Hedges Inc., et al., Supreme Court of Nova Scotia, Canada, filed January 2, 2015, we, our subsidiaries, our indemnitees (PM USA and Altria), and other members of the industry are defendants. The claim was filed by the government of the province of Nova Scotia based on legislation enacted in the province that is similar to the laws enacted in several other Canadian provinces. The legislation authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” In January 2015, we, our subsidiaries, and our indemnitees were served with the statement of claim. Defendants filed their defenses in July 2015. Discovery is scheduled to begin in 2017.
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

As of July 29, 2015, there were 2 lights cases brought by individual plaintiffs pending against our subsidiaries or indemnitees in Chile (1) and Italy (1), compared with 2 such cases on July 30, 2014, and 1 such case on August 1, 2013.

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
As of July 29, 2015, there were 2 public civil actions pending against our subsidiaries in Argentina (1) and Venezuela (1), compared with 2 such cases on July 30, 2014, and 4 such cases on August 1, 2013.
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

PMI’s effective tax rates for the six months and three months ended June 30, 2015 were 29.2% and 28.2%, respectively. PMI’s effective tax rates for the six months and three months ended June 30, 2014 were 28.8% and 28.7%, respectively. PMI estimates that its full-year 2015 effective tax rate will be approximately 29%. The effective tax rate for the six months ended June 30, 2015

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

was unfavorably impacted by changes to repatriation assertions on certain foreign subsidiary historical earnings ($58 million). Excluding the effect of the 2015 repatriation assertion changes, the change in the effective tax rate for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, was primarily due to earnings mix by taxing jurisdiction and repatriation cost differences.
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

Note 11. Indebtedness:
Short-term Borrowings:
At June 30, 2015 and December 31, 2014, PMI’s short-term borrowings, consisting of commercial paper and bank loans to certain PMI subsidiaries, had a carrying value of $1,710 million and $1,208 million, respectively. The fair value of PMI’s short-term borrowings, based on current market interest rates, approximates carrying value.

Long-term Debt:
At June 30, 2015 and December 31, 2014, PMI’s long-term debt consisted of the following:

(in millions)	June 30, 2015	December 31, 2014
U.S. dollar notes, 1.125% to 6.375% (average interest rate 3.874%), due through 2044	$16,841	$17,229
Foreign currency obligations:
Euro notes, 1.750% to 5.875% (average interest rate 3.104%), due through 2033	8,389	9,161
Swiss franc notes, 0.750% to 2.000% (average interest rate 1.217%), due through 2024	1,792	1,690
Other (average interest rate 3.111%), due through 2024	470	167
	27,492	28,247
Less current portion of long-term debt	2,926	1,318
	$24,566	$26,929
Other foreign currency debt above includes mortgage debt in Switzerland and capital lease obligations at June 30, 2015 and December 31, 2014.
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

At June 30, 2015, PMI's total committed credit facilities were as follows:

(in billions)

Type	Committed Credit Facilities
364-day revolving credit, expiring February 9, 2016	$2.0
Multi-year revolving credit, expiring February 28, 2020	2.5
Multi-year revolving credit, expiring October 25, 2016	3.5
Total facilities	$8.0

At June 30, 2015, there were no borrowings under these committed credit facilities, and the entire committed amounts were available for borrowing.

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
Debt
The fair value of PMI’s outstanding debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. The aggregate carrying value of PMI’s debt, excluding short-term borrowings and $13 million of capital lease obligations, was $27,479 million at June 30, 2015. The fair value of PMI’s outstanding debt, excluding the aforementioned short-term borrowings and capital lease obligations, has been classified within Level 1 and Level 2 in the table shown below.

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

The aggregate fair values of PMI’s derivative financial instruments, debt and contingent consideration as of June 30, 2015, were as follows:

(in millions)	Fair Value at June 30, 2015	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$559	$—	$559	$—
Total assets	$559	$—	$559	$—
Liabilities:
Debt	$28,847	$28,362	$485	$—
Foreign exchange contracts	141	—	141	—
Contingent consideration	23	—	—	23
Total liabilities	$29,011	$28,362	$626	$23

Note 13. Accumulated Other Comprehensive Losses:
PMI’s accumulated other comprehensive losses, net of taxes, consisted of the following:

(in millions)	At June 30, 2015	At December 31, 2014	At June 30, 2014
Currency translation adjustments	$(5,320)	$(3,929)	$(2,323)
Pension and other benefits	(2,910)	(3,020)	(2,006)
Derivatives accounted for as hedges	123	123	15
Total accumulated other comprehensive losses	$(8,107)	$(6,826)	$(4,314)

Reclassifications from Other Comprehensive Earnings

The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement are shown on the condensed consolidated statements of comprehensive earnings for the six months and three months ended June 30, 2015 and 2014. For additional information, see Note 4. Benefit Plans and Note 6. Financial Instruments for disclosures related to PMI's pension and other benefits, and derivative financial instruments, respectively.

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

The effects of these derivative financial instrument assets and liabilities on PMI's condensed consolidated balance sheets were as follows:

(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Received/Pledged
						Net Amount

At June 30, 2015
Assets
Foreign exchange contracts	$559	$—	$559	$(114)	$(403)	$42
Liabilities
Foreign exchange contracts	$141	$—	$141	$(114)	$(10)	$17
At December 31, 2014
Assets
Foreign exchange contracts	$406	$—	$406	$(77)	$(306)	$23
Liabilities
Foreign exchange contracts	$151	$—	$151	$(77)	$(63)	$11

Note 15. Investments in Unconsolidated Subsidiaries:

At June 30, 2015 and December 31, 2014, PMI had total investments in unconsolidated subsidiaries of $1,020 million and $1,083 million, respectively, which were accounted for under the equity method of accounting. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses and movements in currency translation adjustments. The carrying value of our equity method investments at the acquisition date exceeded our share of the unconsolidated subsidiaries' book value by $1,417 million, including $1,264 million attributable to goodwill. The difference between the investment carrying value and the amount of underlying equity in net assets, excluding the $1,264 million attributable to goodwill, is being amortized on a straight-line basis over the underlying assets' estimated useful lives of 3 to 20 years. At June 30, 2015 and December 31, 2014, PMI received year-to-date dividends from unconsolidated subsidiaries of $86 million and $107 million, respectively.
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
At June 30, 2015 and December 31, 2014, PMI's investments in other unconsolidated subsidiaries were $39 million and $38 million, respectively, with ownership percentages ranging from 40% to 50%.
PMI’s earnings activity from unconsolidated subsidiaries was as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2015	2014	2015	2014
Net revenues	$2,218	$2,606	$1,322	$1,420

PMI’s balance sheet activity related to unconsolidated subsidiaries was as follows:

(in millions)	At June 30, 2015	At December 31, 2014

Receivables	$488	$407
Notes receivable	$104	$100
Other liabilities	$97	$93

The activity primarily related to agreements with PMI’s unconsolidated subsidiaries within the Eastern Europe, Middle East & Africa segment. These agreements, which are in the ordinary course of business, are primarily for distribution, contract manufacturing and licenses. PMI eliminated its respective share of all significant intercompany transactions with the equity method investees.

Note 16. Acquisitions and Other Business Arrangements:

In June 2014, PMI acquired 100% of Nicocigs Limited, a leading U.K.-based e-vapor company, for the final purchase price of $103 million, net of cash acquired, with additional contingent payments of up to $77 million, primarily relating to performance targets over a three-year period. At June 30, 2015, the additional contingent payments were up to $63 million over the remaining two-year period. For additional information regarding this contingent consideration, see Note 12. Fair Value Measurements.

In May 2013, PMI announced that Grupo Carso, S.A.B. de C.V. ("Grupo Carso") would sell to PMI its remaining 20% interest in PMI's Mexican tobacco business. The sale was completed on September 30, 2013, for $703 million. As a result, PMI now owns 100% of its Mexican tobacco business. A former director of PMI, whose term expired at the Annual Meeting of Shareholders in May 2015, had an affiliation with Grupo Carso. The final purchase price was subject to an adjustment based on the actual performance of the Mexican tobacco business over the three-year period ending two fiscal years after the closing of the purchase. In May 2015, PMI received a payment of $113 million from Grupo Carso as the final purchase price adjustment. This resulted in a total net purchase price of $590 million. In addition, PMI agreed to pay a dividend of approximately $38 million to Grupo Carso related to the earnings of the Mexican tobacco business for the nine months ended September 30, 2013. In March 2014, the dividend was declared and paid. The purchase of the remaining 20% interest resulted in a net decrease to PMI's additional paid-in capital of $559 million.

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

ASU 2014-09 is effective for interim and annual reporting periods beginning on or after January 1, 2017. In July 2015, the FASB approved a proposal which allows for a deferral of the implementation until January 1, 2018 and permits early application, but not before the original effective date of January 1, 2017. PMI is currently assessing the impact that the adoption of ASU 2014-09 will have on its financial position or results of operations.

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

Consolidated Operating Results for the Six Months Ended June 30, 2015 – The changes in our reported diluted earnings per share (“diluted EPS”) for the six months ended June 30, 2015, from the comparable 2014 amounts, were as follows:

	Diluted EPS	% Growth
For the six months ended June 30, 2014	$2.35
2014 Asset impairment and exit costs	0.25
2014 Tax items	—
Subtotal of 2014 items	0.25
2015 Asset impairment and exit costs	—
2015 Tax items	—
Subtotal of 2015 items	—
Currency	(0.64)
Interest	(0.03)
Change in tax rate	(0.04)
Impact of lower shares outstanding and share-based payments	0.05
Operations	0.43
For the six months ended June 30, 2015	$2.37	0.9%
Asset Impairment and Exit Costs – During the six months ended June 30, 2014, we recorded pre-tax asset impairment and exit costs of $512 million ($400 million after tax or $0.25 per share) related to the factory closures in the Netherlands and Australia.
On April 4, 2014, we announced the initiation by our affiliate, Philip Morris Holland B.V. ("PMH"), of consultations with employee representatives on a proposal to discontinue cigarette production at its factory located in Bergen op Zoom, the Netherlands. PMH reached an agreement with the trade unions and their members on a social plan, and ceased cigarette production on September 1, 2014. For the six months ended June 30, 2014, we recorded pre-tax asset impairment and exist costs of $488 million. For further details, see the "Asset Impairment and Exit Costs" section of the following "Discussion and Analysis."
Income Taxes – Our effective income tax rate for the six months ended June 30, 2015 increased by 0.4 percentage points to 29.2%. The change in tax rate that decreased our diluted EPS by $0.04 per share in 2015 was primarily due to changes to repatriation assertions on certain foreign subsidiary historical earnings ($58 million), as well as earnings mix by taxing jurisdiction and repatriation cost differences. We estimate that our full-year 2015 effective tax rate will be approximately 29%.
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
Operations – The increase in diluted EPS of $0.43 from our operations in the table above was due to the following segments:

•
EEMA: Higher pricing, favorable volume/mix and higher equity income in unconsolidated subsidiaries derived from our investments in North Africa and Russia, partially offset by higher marketing, administration and research costs and higher manufacturing costs;

•	European Union: Higher pricing and lower manufacturing costs, partially offset by higher marketing, administration and research costs and unfavorable volume/mix;

•	Latin America & Canada: Higher pricing and lower marketing, administration and research costs, partially offset by unfavorable volume/mix and higher manufacturing costs; and

•	Asia: Higher pricing, partially offset by unfavorable volume/mix, higher manufacturing costs and higher marketing, administration and research costs.

Consolidated Operating Results for the Three Months Ended June 30, 2015 – The changes in our reported diluted EPS for the three months ended June 30, 2015, from the comparable 2014 amounts, were as follows:

	Diluted EPS	% Growth
For the three months ended June 30, 2014	$1.17
2014 Asset impairment and exit costs	0.24
2014 Tax items	—
Subtotal of 2014 items	0.24
2015 Asset impairment and exit costs	—
2015 Tax items	—
Subtotal of 2015 items	—
Currency	(0.33)
Interest	(0.02)
Change in tax rate	(0.01)
Impact of lower shares outstanding and share-based payments	0.02
Operations	0.14
For the three months ended June 30, 2015	$1.21	3.4%
Asset Impairment and Exit Costs – During the second quarter of 2014, we recorded pre-tax asset impairment and exit costs of $489 million ($384 million after tax or $0.24 per share) related to the factory closures in the Netherlands and Australia.
As previously discussed, on April 4, 2014, we announced the initiation by our affiliate, PMH, of consultations with employee representatives on a proposal to discontinue cigarette production at its factory located in Bergen op Zoom, the Netherlands. PMH reached an agreement with the trade unions and their members on a social plan, and ceased cigarette production on September 1, 2014. For the three months ended June 30, 2014, we recorded pre-tax asset impairment and exist costs of $488 million. For further details, see the "Asset Impairment and Exit Costs" section of the following "Discussion and Analysis."
Income Taxes – Our effective income tax rate for the three months ended June 30, 2015 decreased by 0.5 percentage points to 28.2%. The effective tax rate for the three months ended June 30, 2014 was unfavorably impacted by the asset impairment and exit costs related to the factory closures. Excluding the impact of this item, the change in tax rate that decreased our diluted EPS by $0.01 per share in 2015, was primarily due to earnings mix by taxing jurisdiction and repatriation cost differences.
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

Operations – The increase in diluted EPS of $0.14 from our operations in the table above was due primarily to the following segments:

•	Latin America & Canada: Higher pricing and lower marketing, administration and research costs, partially offset by unfavorable volume/mix and higher manufacturing costs;

•	European Union: Higher pricing, partially offset by unfavorable volume/mix and higher marketing, administration and research costs; and

•	EEMA: Higher pricing, partially offset by higher marketing, administration and research costs, unfavorable volume/mix and higher manufacturing costs.

For further details, see the “Consolidated Operating Results” and “Operating Results by Business Segment” sections of the following “Discussion and Analysis.”
2015 Forecasted Results - On July 16, 2015, we reaffirmed our 2015 full-year reported diluted EPS forecast to be in a range of $4.32 to $4.42, at prevailing exchange rates at that time, versus $4.76 in 2014. Excluding an unfavorable currency impact, at then-prevailing exchange rates, of approximately $1.15 per share for the full-year 2015, the reported diluted earnings per share range represents a projected increase of 9% to 11% versus adjusted diluted earnings per share of $5.02 in 2014. We also announced that we anticipate our currency-neutral 2015 full-year adjusted diluted EPS growth rate to be toward the upper end of our projected increase of 9% to 11%. This forecast includes incremental investment during the second half of the year to support the deployment of iQOS in Japan, Italy and additional 2015 launch markets. Our guidance now also includes accelerated spending in the fourth quarter behind planned iQOS launches in 2016, as well as incremental marketing investments in the second half to further reinforce the favorable momentum of our combustible business. This forecast does not include any share repurchases in 2015.

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

Discussion and Analysis
Consolidated Operating Results
See pages 73-77 for a discussion of our "Cautionary Factors That May Affect Future Results." Our cigarette volume, net revenues, excise taxes on products and operating companies income by segment were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2015	2014	2015	2014
Cigarette volume:
European Union	90,880	91,618	48,159	49,913
Eastern Europe, Middle East & Africa	138,550	136,176	73,829	74,170
Asia	145,381	146,454	75,256	75,653
Latin America & Canada	43,779	44,514	22,589	23,065
Total cigarette volume	418,590	418,762	219,833	222,801
Net revenues:
European Union	$12,276	$14,448	$6,336	$7,829
Eastern Europe, Middle East & Africa	9,423	10,236	4,994	5,674
Asia	9,803	9,572	5,039	5,097
Latin America & Canada	4,613	4,574	2,394	2,451
Net revenues	$36,115	$38,830	$18,763	$21,051
Excise taxes on products:
European Union	$8,396	$10,042	$4,348	$5,436
Eastern Europe, Middle East & Africa	5,661	5,944	3,075	3,391
Asia	5,503	5,079	2,894	2,786
Latin America & Canada	3,080	3,051	1,587	1,641
Excise taxes on products	$22,640	$24,116	$11,904	$13,254
Operating income:
Operating companies income:
European Union	$1,890	$1,689	$977	$711
Eastern Europe, Middle East & Africa	1,761	2,014	881	1,087
Asia	1,731	1,815	797	900
Latin America & Canada	555	467	325	265
Amortization of intangibles	(43)	(44)	(21)	(22)
General corporate expenses	(82)	(80)	(41)	(40)
Less:
Equity (income)/loss in unconsolidated subsidiaries, net	(49)	(36)	(26)	(27)
Operating income	$5,763	$5,825	$2,892	$2,874
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
References to total international cigarette market, total cigarette market, total market and market shares throughout this "Discussion and Analysis" reflect our best estimates of tax-paid volumes based on a number of internal and external sources.

Consolidated Operating Results for the Six Months Ended June 30, 2015
The following discussion compares our consolidated operating results for the six months ended June 30, 2015, with the six months ended June 30, 2014.
Our cigarette shipment volume of 418.6 billion units was essentially flat as growth in:

•	EEMA, driven principally by Russia and Saudi Arabia, was offset by declines in the:

•	European Union, mainly Italy;

•	Asia, largely due to Korea and the Philippines, partially offset by Indonesia; and

•	Latin America & Canada, mainly due to Argentina.
Excluding acquisitions, our cigarette shipment volume was down by 0.1%. Estimated net inventory movements for the six months ended June 30, 2015 were favorable, driven mainly by Japan. Excluding these inventory movements, our total cigarette shipment volume decreased by 1.0%.

Our cigarette market share increased in a number of key markets, including Algeria, Argentina, Austria, Belgium, Brazil, Egypt, France, Germany, Hong Kong, Indonesia, Korea, Poland, Russia, Saudi Arabia, Singapore, Spain and Switzerland.

Our cigarette shipment volume by brand is shown in the table below:

PMI Cigarette Shipment Volume by Brand (Million Units)
	Six Months Year-to-Date
	2015	2014	Change
Marlboro	139,569	139,032	0.4%
L&M	47,224	45,154	4.6%
Parliament	21,084	22,307	(5.5)%
Bond Street	20,957	20,415	2.7%
Chesterfield	20,151	20,583	(2.1)%
Philip Morris	16,593	15,808	5.0%
Lark	14,714	13,706	7.4%
Others	138,298	141,757	(2.4)%
Total PMI	418,590	418,762	—%

For the six months ended June 30, 2015, the increase in cigarette shipment volume of Marlboro reflected growth in: the European Union, notably France and Spain, partly offset by Italy; and EEMA, notably Turkey and Saudi Arabia, partly offset by Egypt and Ukraine. Cigarette shipment volume of Marlboro decreased in: Asia, mainly due to Japan and Korea, partly offset by the Philippines; and Latin America & Canada, mainly due to Argentina.

The increase in cigarette shipment volume of L&M was driven by growth in EEMA, notably Egypt, Turkey and Ukraine, partly offset by a decline in the European Union, mainly Spain. The decrease in cigarette shipment volume of Parliament was primarily due to Japan, Korea and Ukraine, partly offset by Turkey. The increase in cigarette shipment volume of Bond Street was predominantly driven by Australia and Russia, partly offset by Kazakhstan and Ukraine. The decrease in cigarette shipment volume of Chesterfield was primarily due to EEMA, mainly Russia, Turkey and Ukraine, partly offset by the European Union, mainly Italy. The increase in cigarette shipment volume of Philip Morris primarily reflects the morphing from Diana in Italy, partly offset by the morphing to Lark in Japan. The increase in cigarette shipment volume of Lark was predominantly driven by Japan, benefiting from trade inventory movements, partly offset by Korea and Turkey.
Our other tobacco products ("OTP") primarily include tobacco for roll-your-own and make-your-own cigarettes, pipe tobacco, cigars and cigarillos. Total shipment volume of OTP, in cigarette equivalent units, increased by 2.7% to 16.9 billion cigarette equivalent units.
Total shipment volume for cigarettes and OTP, in cigarette equivalent units, was flat, excluding acquisitions.

Our net revenues and excise taxes on products were as follows:

	For the Six Months Ended June 30,
(in millions)	2015	2014	Variance	%
Net revenues	$36,115	$38,830	$(2,715)	(7.0)%
Excise taxes on products	22,640	24,116	(1,476)	(6.1)%
Net revenues, excluding excise taxes on products	$13,475	$14,714	$(1,239)	(8.4)%

Net revenues, which include excise taxes billed to customers, decreased by $2.7 billion (7.0%). Excluding excise taxes, net revenues decreased by $1.2 billion (8.4%) to $13.5 billion. This decrease was due to:

•	unfavorable currency ($2.2 billion) and

•	unfavorable volume/mix ($89 million), partly offset by

•	price increases ($1.1 billion) and

•	the impact of acquisitions ($16 million).
Currency movements decreased net revenues by $6.1 billion and net revenues, excluding excise taxes on products by $2.2 billion. The $2.2 billion decrease was due primarily to the Argentine peso, Australian dollar, Canadian dollar, Euro, Indonesian rupiah, Japanese yen, Mexican peso, Polish zloty, Russian ruble, Turkish lira and the Ukraine hryvnia.

Net revenues include $898 million in 2015 and $991 million in 2014 related to sales of OTP. These net revenue amounts include excise taxes billed to customers. Excluding excises taxes, net revenues for OTP were $332 million in 2015 and $368 million in 2014.

Excise taxes on products decreased by $1.5 billion (6.1%), due primarily to:

•	favorable currency ($3.9 billion) and

•	lower excise taxes resulting from unfavorable volume/mix ($175 million), partly offset by

•	higher excise taxes resulting from changes in retail prices and tax rates ($2.6 billion).

Governments have consistently increased excise taxes in most of the markets in which we operate. As discussed under the caption “Business Environment,” we expect excise taxes to continue to increase.
Our cost of sales; marketing, administration and research costs; and operating income were as follows:

	For the Six Months Ended June 30,
(in millions)	2015	2014	Variance	%
Cost of sales	$4,607	$5,070	$(463)	(9.1)%
Marketing, administration and research costs	3,062	3,263	(201)	(6.2)%
Operating income	5,763	5,825	(62)	(1.1)%
Cost of sales decreased $463 million (9.1%), due primarily to:

•	favorable currency ($635 million), partly offset by

•	higher manufacturing costs ($114 million, principally in our EEMA and Asia segments) and

•	higher cost of sales resulting from volume/mix ($49 million).

Marketing, administration and research costs decreased by $201 million (6.2%), due primarily to:

•	favorable currency ($351 million), partly offset by

•	higher expenses ($143 million, primarily higher marketing and selling expenses).

Operating income decreased by $62 million (1.1%). This decrease was due primarily to:

•	unfavorable currency ($1.2 billion),

•	higher marketing, administration and research costs ($143 million),

•	unfavorable volume/mix ($138 million) and

•	higher manufacturing costs ($114 million), partly offset by

•	price increases ($1.1 billion) and

•	the non-recurrence of the 2014 pre-tax charges for asset impairment and exit costs ($512 million, primarily related to the decision to discontinue cigarette production in the Netherlands).

Interest expense, net, of $534 million increased by $12 million, due primarily to higher average debt levels, partially offset by lower average interest rates on debt.

Our effective tax rate increased by 0.4 percentage points to 29.2%. We estimate that our full-year 2015 effective tax rate will be approximately 29%. The effective tax rate for the six months ended June 30, 2015 was unfavorably impacted by changes to repatriation assertions on certain foreign subsidiary historical earnings ($58 million). The effective tax rate is based on our full-year earnings mix by taxing jurisdiction and cash repatriation plans. Changes in our cash repatriation plans could have an impact on the effective tax rate, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

We are regularly examined by tax authorities around the world, and we are currently under examination in a number of jurisdictions. It is reasonably possible that within the next twelve months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible charge cannot be made at this time.

Equity (income)/loss in unconsolidated subsidiaries, net, of $(49) million increased by $13 million, due primarily to higher earnings from our investments in North Africa and Russia, which are reflected in the EEMA segment.

Net earnings attributable to PMI of $3.7 billion decreased by $44 million (1.2%). This decrease was due primarily to lower operating income as discussed above. Diluted and basic EPS of $2.37 increased by 0.9%. Excluding an unfavorable currency impact of $0.64, diluted EPS increased by 28.1%.
Consolidated Operating Results for the Three Months Ended June 30, 2015
The following discussion compares our consolidated operating results for the three months ended June 30, 2015, with the three months ended June 30, 2014.
Our cigarette shipment volume of 219.8 billion units decreased by 1.3%. This decrease was due principally to the:

•	European Union, mainly Italy, Poland and Spain, partly offset by France;

•	EEMA, principally due to Kazakhstan and Ukraine, partly offset by Russia and Saudi Arabia;

•	Asia, largely due to Australia, Indonesia, Korea and the Philippines, partly offset by Japan; and

•	Latin America & Canada, mainly Argentina and Mexico.
Excluding acquisitions, our cigarette shipment volume decreased by 1.4%. Estimated net inventory movements for the three months ended June 30, 2015 were favorable, driven mainly by Japan, reflecting a positive comparison with the same period in 2014, which was impacted by retail trade inventory reductions following the consumption tax-driven retail price increases of April 1, 2014. Excluding these inventory movements, our total cigarette shipment volume decreased by 1.6%.

Our cigarette market share increased in a number of key markets, including Algeria, Argentina, Austria, Belgium, Brazil, Egypt, France, Germany, Hong Kong, Indonesia, Korea, Russia, Saudi Arabia, Singapore, Spain and Switzerland.

Our cigarette shipment volume by brand is shown in the table below:

PMI Cigarette Shipment Volume by Brand (Million Units)
	Second-Quarter
	2015	2014	Change
Marlboro	72,322	73,151	(1.1)%
L&M	24,546	24,201	1.4%
Parliament	11,514	12,394	(7.1)%
Bond Street	11,777	11,137	5.8%
Chesterfield	10,611	11,797	(10.1)%
Philip Morris	8,831	7,779	13.5%
Lark	8,270	6,879	20.2%
Others	71,962	75,463	(4.6)%
Total PMI	219,833	222,801	(1.3)%

For the three months ended June 30, 2015, the decrease in cigarette shipment volume of Marlboro reflected declines in: the European Union, notably Italy and the United Kingdom, partly offset by France and Spain; EEMA, notably North Africa and Ukraine, partly offset by Saudi Arabia and Turkey; and Latin America & Canada, mainly Argentina, Brazil and Mexico. Cigarette shipment volume of Marlboro increased in Asia, driven by the Philippines and Vietnam, partly offset by Indonesia and Japan.

The increase in cigarette shipment volume of L&M was driven by growth in EEMA, notably Egypt, Turkey and Ukraine, partly offset by a decline in the European Union, mainly Spain, and in Asia, mainly Thailand. The decrease in cigarette shipment volume of Parliament was primarily due to Japan, Korea and Ukraine. The increase in cigarette shipment volume of Bond Street was predominantly driven by Australia and Russia, partly offset by Kazakhstan and Ukraine. The decrease in cigarette shipment volume of Chesterfield was primarily due to the European Union, mainly Italy and Spain, and EEMA, mainly Russia, Turkey and Ukraine. The increase in cigarette shipment volume of Philip Morris primarily reflects the morphing from Diana in Italy. The increase in cigarette shipment volume of Lark was predominantly driven by Japan, benefiting from trade inventory movements, partly offset by Korea and Turkey.
Total shipment volume of OTP, in cigarette equivalent units, increased by 3.3% to 8.7 billion cigarette equivalent units.
Total shipment volume for cigarettes and OTP, in cigarette equivalent units, decreased by 1.2%, excluding acquisitions.
Our net revenues and excise taxes on products were as follows:

	For the Three Months Ended June 30,
(in millions)	2015	2014	Variance	%
Net revenues	$18,763	$21,051	$(2,288)	(10.9)%
Excise taxes on products	11,904	13,254	(1,350)	(10.2)%
Net revenues, excluding excise taxes on products	$6,859	$7,797	$(938)	(12.0)%

Net revenues, which include excise taxes billed to customers, decreased by $2.3 billion (10.9)%. Excluding excise taxes, net revenues decreased by $938 million (12.0)% to $6.9 billion. This decrease was due primarily to:

•	unfavorable currency ($1.3 billion) and

•	unfavorable volume/mix ($167 million), partly offset by

•	price increases ($514 million).

Currency movements decreased net revenues by $3.7 billion and net revenues, excluding excise taxes on products, by $1.3 billion. The $1.3 billion decrease was due primarily to the Argentine peso, Australian dollar, Brazilian real, Canadian dollar, Euro, Indonesian rupiah, Japanese yen, Mexican peso, Polish zloty, Russian ruble, Turkish lira and the Ukraine hryvnia.

Net revenues include $455 million in 2015 and $521 million in 2014 related to sales of OTP. These net revenue amounts include excise taxes billed to customers. Excluding excise taxes, net revenues for OTP were $168 million in 2015 and $191 million in 2014.

Excise taxes on products decreased by $1.4 billion (10.2)%, due primarily to:

•	favorable currency ($2.4 billion) and

•	lower excise taxes resulting from unfavorable volume/mix ($318 million), partly offset by

•	higher excise taxes resulting from changes in retail prices and tax rates ($1.4 billion).

Our cost of sales; marketing, administration and research costs; and operating income were as follows:

	For the Three Months Ended June 30,
(in millions)	2015	2014	Variance	%
Cost of sales	$2,378	$2,696	$(318)	(11.8)%
Marketing, administration and research costs	1,568	1,716	(148)	(8.6)%
Operating income	2,892	2,874	18	0.6%
Cost of sales decreased by $318 million (11.8%), due primarily to:

•	favorable currency ($378 million), partly offset by

•	higher manufacturing costs ($51 million, principally in our EEMA and Asia segments).

Marketing, administration and research costs decreased by $148 million (8.6%), due primarily to:

•	favorable currency ($240 million), partly offset by

•	higher expenses ($88 million, primarily higher marketing and selling expenses).

Operating income increased by $18 million (0.6%), due primarily to:

•	price increases ($514 million) and

•
the non-recurrence of the 2014 pre-tax charges for asset impairment and exit costs ($489 million, primarily related to the decision to discontinue cigarette production in the Netherlands), partly offset by

•	unfavorable currency ($673 million),

•	unfavorable volume/mix ($171 million),

•	higher marketing, administration and research costs ($88 million) and

•	higher manufacturing costs ($51 million).

Interest expense, net, of $259 million increased by $5 million, due primarily to higher average debt levels, partially offset by lower average interest rates on debt.

Our effective tax rate decreased by 0.5 percentage points to 28.2%. The effective tax rate is based on our full-year earnings mix by taxing jurisdiction and cash repatriation plans. Changes in our cash repatriation plans could have an impact on the effective tax rate, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

Net earnings attributable to PMI of $1.9 billion increased by $36 million (1.9%). This increase was due primarily to higher operating income as discussed above. Diluted and basic EPS of $1.21 increased by 3.4%. Excluding an unfavorable currency impact of $0.33, diluted EPS increased by 31.6%.

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

In May 2015, three of our subsidiaries filed papers in the English High Court seeking judicial review of the U.K.’s plain packaging legislation. It is not possible to predict the outcome of these legal proceedings.

In other countries, including France and New Zealand, proposals to implement plain packaging are in various stages of the legislative process. Additionally, several countries, including Finland, Hungary, Norway and Turkey are considering plain packaging, but no legislative proposals have been published. It is not possible to predict whether any of these countries will implement plain packaging.

Australia’s plain packaging legislation triggered three legal challenges. First, major tobacco manufacturers, including our Australian subsidiary, challenged the legislation’s constitutionality in the High Court of Australia. Although the High Court found the legislation constitutional, a majority of the Justices concluded that plain packaging deprives tobacco manufacturers of their property, raising serious questions about the legality of similar proposals in other jurisdictions. Second, our Hong Kong subsidiary initiated arbitration proceedings against the Australian government pursuant to the Hong Kong-Australia Bilateral Investment Treaty and is seeking substantial compensation for the deprivation of its investments in Australia. Third, several countries have initiated World Trade Organization ("WTO") dispute settlement proceedings against Australia. The ongoing legal challenges may take several years to complete, and it is not possible to predict their outcomes.

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

Restrictions and Bans on the Use of Ingredients: Currently, the WHO and others in the public health community recommend restrictions or total bans on the use of some or all ingredients in tobacco products, including menthol. Some regulators have considered and rejected such proposals, while others have proposed and, in a few cases, adopted restrictions or bans. In particular, as mentioned above, the European Union has adopted a ban of characterizing flavors in tobacco products, subject to an exemption until May 2020 for menthol. Furthermore, Turkey has adopted a ban of menthol as of May 2020. Sweeping ingredient bans have been adopted only by Canada and Brazil.

While the Canadian ingredient ban exempts menthol on the national level, some Canadian provinces have adopted or are in the process of adopting provincial menthol bans.

The Brazil ingredients ban, which, as originally drafted, would prohibit the use of virtually all ingredients with flavoring or aromatic properties, is not in force due to a legal challenge by a tobacco industry union, of which our Brazilian subsidiary is a member. It is not possible to predict the outcome of this legal proceeding.

Broad restrictions and bans on the use of ingredients would require us to reformulate our American Blend tobacco products and could reduce our ability to differentiate these products in the market in the long term. Menthol bans would eliminate the entire category of mentholated tobacco products. We oppose broad bans or sweeping restrictions on the use of ingredients, as they are often based on the subjective and scientifically unsupported notion that ingredients make tobacco products more “attractive” or “palatable” and therefore could encourage tobacco consumption, and also because prohibiting entire categories of cigarettes, such as menthol, is likely to lead to a massive increase in illicit trade.

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

Other Packaging Restrictions: Some governments have passed, or are seeking to pass, restrictions on packaging and labeling, including standardizing the shape, format and lay-out of packaging, as well as imposing broad restrictions on how the space left for branding and product descriptions can be used. Examples include prohibitions on (1) the use of colors that are alleged to suggest that one brand is less harmful than others, (2) specific descriptive phrases deemed to be misleading, including, for example, “premium,” “full flavor,” “international,” “gold,” “silver,” and “menthol,” and (3), in one country, all but one variant per brand. We oppose broad packaging restrictions because they unnecessarily limit brand and product differentiation, are anticompetitive, prevent us from providing consumers with information about our products, unduly restrict our intellectual property rights, and violate international trade agreements. In some instances, we have commenced litigation challenging such regulations. It is not possible to predict the outcome of these proceedings.

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

Reduced cigarette ignition propensity ("RCIP") standards are recommended by the FCTC guidelines, have been adopted in several of our markets (e.g., Australia, Canada, South Africa, South Korea, and the EU), and are being considered in several others. While the available evidence (namely, from two provinces in Canada and the State of New York) so far suggests that the implementation of RCIP standards did not result in the predicted reduction of smoking related fires, RCIP standards do increase production costs.

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

Restrictions on the sale of innovative tobacco products: In Singapore, the Ministry of Health issued a ban on the sale of “emerging” tobacco products, including novel tobacco or nicotine products, such as smokeless tobacco -- where no combustion takes place and no smoke is produced -- dissolvable tobacco products or nicotine, and nicotine delivery systems (i.e., e-cigarettes) as of December 2015.  According to the Ministry of Health, the ban is a pre-emptive measure to protect public health against the known and potential harms of such products. As written, the preemptive ban appears to foreclose consumer access even to products that might be shown to present significantly less risk of harm than existing products. By contrast, we support regulation that sets strict standards and propels innovation to benefit consumer and public health.

Other Regulatory Issues: Some regulators are considering, or in some cases have adopted, regulatory measures designed to reduce the supply of tobacco products. These include regulations intended to reduce the number of retailers selling tobacco products by, for example, reducing the overall number of tobacco retail licenses available or banning the sale of tobacco within arbitrary distances of certain public facilities. We oppose such measures because they stimulate illicit trade and could arbitrarily deprive business owners and their employees of their livelihood with no indication that such restrictions would improve public health.

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

In a limited number of markets, most notably Japan and Argentina, we are dependent on governmental approvals that may limit our pricing flexibility.

Illicit Trade: The illicit tobacco trade creates a cheap and unregulated supply of tobacco products, undermines efforts to reduce smoking, especially among youth, damages legitimate businesses, stimulates organized crime, increases corruption and reduces government tax revenue. Illicit trade may account for as much as 10% of global cigarette consumption; this includes counterfeit, contraband and the growing problem of "illicit whites," which are unique cigarette brands manufactured predominantly for smuggling. We estimate that illicit trade in the European Union accounted for more than 10% of total cigarette consumption in 2014.

A number of jurisdictions are considering regulatory measures and government action to prevent illicit trade. In November 2012, the FCTC adopted the Protocol to Eliminate Illicit Trade in Tobacco Products (the “Protocol”), which includes supply chain control measures, such as licensing of manufacturers and distributors, enforcement in free trade zones, controls on duty free and Internet sales and the implementation of tracking and tracing technologies. The Protocol, which we support, will come into force once the fortieth country ratifies it, after which countries must implement its measures via national legislation. To date, eight countries have ratified the Protocol. It is not possible to predict whether other countries will do so.

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

Reduced-Risk Products: We use the term Reduced-Risk Products (“RRPs”) to refer to products with the potential to reduce individual risk and population harm in comparison to smoking combustible tobacco products such as cigarettes. One of our strategic priorities is to develop, assess and commercialize a portfolio of innovative RRPs. Our RRPs are in various stages of development and commercialization, and we are conducting extensive and rigorous scientific studies to determine whether they reduce exposure to harmful and potentially harmful constituents and ultimately reduce disease risk, compared to cigarettes. Any claims we make are based on a full set of data from the relevant scientific studies and may also be subject to government review and approval, as is the case in the U.S. today. We draw upon a team of world-class scientists from a broad spectrum of scientific disciplines, and our efforts are guided by the following three key objectives:

•	to develop RRPs that provide adult smokers the taste, sensory experience, nicotine delivery profile and ritual characteristics that are similar to those currently provided by cigarettes;

•
to substantiate the reduction of risk for the individual adult smoker and the reduction of harm to the population as a whole, based on robust scientific evidence derived from well-established assessment processes; and

•
to advocate for the development of science-based regulatory frameworks for the development and commercialization of RRPs, including the communication to adult smokers of scientifically substantiated reduced exposure or reduced risk claims.

Our product development is based on the elimination of combustion via tobacco heating and other innovative systems for aerosol generation, which we believe is the most promising path to reduce risk.

Our approach to individual risk assessment is to use cessation as the benchmark because the short-term and long-term effects of smoking cessation on risk reduction are well known.

Four RRP platforms are in various stages of development and commercialization readiness:

•
Platform 1, as discussed below, uses a precisely controlled heating device that we are commercializing under the iQOS brand name, into which a specially designed tobacco product under the Marlboro and HeatSticks brand names is inserted to generate an aerosol. Six short-term clinical studies have been completed. The study results show a substantial reduction in relevant biomarkers of exposure in adult consumers who switched to iQOS compared to adult consumers who continued to smoke cigarettes over a five-day period. The conduct phase of two three-month clinical studies for Platform 1 has been completed. The final report of the two three-month clinical studies will be completed in the second half of 2015. We also initiated a longer term clinical study in December 2014, with the final results anticipated in the second half of 2016.

•	Platform 2 uses a pressed carbon heat source to generate an aerosol by heating tobacco. Clinical testing of Platform 2 started in the second quarter of 2015.

•
Platform 3 is based on technology we acquired from Professor Jed Rose of Duke University and his co-inventors in May 2011. This product creates an aerosol of nicotine salt formed by the chemical reaction of nicotine with a weak organic acid. We are exploring two routes for this platform, one with electronics and one without. The product replicates the feel and ritual of smoking without tobacco and without burning. We have begun pre-clinical testing of this product and plan to begin clinical trials as of the second half of 2015.

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

We are proceeding with the commercialization of RRPs. In January 2014, we announced an investment of up to €500 million over three years in our first manufacturing facility in the European Union and an associated pilot plant near Bologna, Italy, to produce our RRPs. We plan for the factory to initially manufacture Platform 1 tobacco sticks (HeatSticks). When fully operational by 2016, and together with the pilot plant that was opened for production in October 2014, we expect to reach an annual production capacity of up to 30 billion units.

In the United States of America, an established regulatory framework for assessing “Modified Risk Tobacco Products” (“MRTPs”) exists under the jurisdiction of the Food and Drug Administration (“FDA”). We expect that future FDA actions are likely to influence the regulatory approach of other interested governments. Our assessment approach and the studies conducted to date reflect the rigorous evidentiary package contemplated in the FDA’s Draft Guidance for Modified Risk Tobacco Product Applications (2012). We have shared our approach and studies with the FDA’s Center for Tobacco Products. In parallel, we are engaging with regulators in several EU member states, as well as in a number of other countries. We plan to submit a Modified Risk Tobacco Product application for Platform 1 when we believe we have the evidentiary package contemplated in the Draft Guidance.

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

In 2014, we introduced the iQOS system in pilot city launches in Nagoya, Japan, and in Milan, Italy, and plan to commence national expansion in those two countries in 2015. We will launch iQOS in Switzerland in August 2015 and plan to launch the product in several other markets thereafter. To date, the product has not been marketed with claims of reduced risk.

In December 2013, we established a strategic framework with Altria Group, Inc. ("Altria") under which Altria will make available its e-vapor products exclusively to us for commercialization outside the United States of America, and we will make available two of our RRPs exclusively to Altria for commercialization in the United States of America. In March 2015, we launched Solaris, a Platform 4 e-vapor product licensed from Altria, in Spain. In July 2015, we extended the strategic framework with Altria to include a Joint Research, Development and Technology Sharing Agreement. The additional agreement provides the framework under which PMI and Altria will collaborate to develop the next generation of e-vapor products for commercialization in the United States of America by Altria and in markets outside the United States of America by PMI. The collaboration between PMI and Altria in this endeavor is enabled by exclusive technology cross licenses and technical information sharing. The agreements also provide for cooperation on the scientific assessment of, and for the sharing of improvements to, the existing generation of licensed products.

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

In Germany, in October 2013, the Administrative District Office Munich, acting under the policy supervision of the Bavarian Ministry of Health and Environment, sent our German affiliate an order alleging that certain components of its Marlboro advertising campaign do not comply with the applicable tobacco advertising law, and requiring our affiliate to stop this particular campaign throughout Germany and to remove all outdoor advertisements within one month from the effective date of the order and point-of-sale materials within three months. Our affiliate did not believe the allegations properly reflected the facts and the law and filed a challenge in the Munich Administrative Court, which was granted in part and denied in part. At an appeals hearing in April 2014, before the Bavarian Higher Administrative Court, the parties agreed that our affiliate could continue the campaign with certain limitations on image visuals and text slogans for the duration of the court proceedings. In April 2015, the Administrative District Office Munich issued a revised order, which again requires our affiliate to stop using core elements of this particular campaign within one to three months from the effective date of the order. Our affiliate has challenged the revised order in the Munich Administrative Court.

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

Acquisitions and Other Business Arrangements

In July 2015, we dissolved our exclusive joint venture agreement with Swedish Match AB ("SWMA") to commercialize Swedish snus and other smoke-free tobacco products worldwide, outside of Scandinavia and the United States. The dissolution, mutually agreed with SWMA, means that both companies will now focus on independent strategies for the commercialization of these products and the trademarks and intellectual property licensed to the joint venture by the companies will revert to their original owners. The two companies have concurrently entered into transitional agreements under which SWMA will contract manufacture snus products for us in certain markets, including Canada and Russia, and we will distribute Swedish Match's brand General in Canada and Russia. The dissolution of this agreement was not material to our consolidated financial position, results of operations or cash flows in any of the periods presented.

In June 2015, we announced that our subsidiary, PT HM Sampoerna ("Sampoerna"), of which we hold a 98.18% interest, will explore options to comply with the January 30, 2014 Indonesian Stock Exchange regulation requiring all listed public companies to have at least a 7.5% public shareholding by January 30, 2016. Sampoerna has engaged investment banks to assist with the evaluation of various strategic options, including potential capital market transactions, to fulfill this requirement.

In June 2014, we acquired 100% of Nicocigs Limited, a leading U.K.-based e-vapor company, for the final purchase price of $103 million, net of cash acquired, with additional contingent payments of up to $77 million, primarily relating to performance targets over a three-year period. As of June 30, 2015, the additional contingent payments were up to $63 million over the remaining two-year period. For additional information, see Note 12. Fair Value Measurements to our condensed consolidated financial statements. The effect of this acquisition was not material to our consolidated financial position, results of operations or cash flows in any of the periods presented.

In September 2013, Grupo Carso, S.A.B. de C.V. ("Grupo Carso") sold to us its remaining 20% interest in our Mexican tobacco business for $703 million. As a result, we own 100% of the Mexican tobacco business. A former director of PMI, whose term expired at the Annual Meeting of Shareholders in May 2015, had an affiliation with Grupo Carso. The final purchase price was subject to an adjustment based on the actual performance of the Mexican tobacco business over the three-year period ending two fiscal years after the closing of the purchase. In May 2015, we received a payment of $113 million from Grupo Carso as the final purchase price adjustment. This resulted in a total net purchase price of $590 million. In addition, we agreed to pay a dividend of approximately $38 million to Grupo Carso related to the earnings of the Mexican tobacco business for the nine months ended September 30, 2013. In March 2014, the dividend was declared and paid. The purchase of the remaining 20% interest resulted in a net decrease to our additional paid-in capital of $559 million.

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
Asset Impairment and Exit Costs

On April 4, 2014, we announced the initiation by our affiliate, Philip Morris Holland B.V. ("PMH"), of consultations with employee representatives on a proposal to discontinue cigarette production at its factory located in Bergen op Zoom, the Netherlands. PMH reached an agreement with the trade unions and their members on a social plan, and ceased cigarette production on September 1,

2014. In total, we expect to incur a total pre-tax charge of approximately $547 million for the program. During 2014, we recorded pre-tax asset impairment and exit costs of $489 million. This amount included employee separation costs of $343 million, asset impairment costs of $139 million and other separation costs of $7 million. In addition, as part of the total program, up to $58 million of pre-tax implementation costs, primarily related to notice period payments, will be reflected in cost of sales and marketing, administration and research costs in our consolidated statement of earnings. During 2014, $50 million of these pre-tax implementations costs were reflected in our consolidated statements of earnings. Excluding asset impairment costs, substantially all of these charges will result in cash expenditures expected to be paid by the end of 2015.

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

To our knowledge, none of our commercial arrangements result in the governments of any country identified by the U.S. government as a state sponsor of terrorism, nor entities controlled by those governments, receiving cash or acting as intermediaries in violation of U.S. laws. We do not sell products in Iran and Syria.

Certain states within the U.S. have enacted legislation permitting state pension funds to divest or abstain from future investment in stocks of companies that do business with certain countries that are sanctioned by the U.S. We do not believe such legislation has had a material effect on the price of our shares.

Operating Results – Six Months and Three Months Ended June 30, 2015
The following discussion compares operating results within each of our reportable segments for the six months and three months ended June 30, 2015, with the six months and three months ended June 30, 2014.
European Union:

European Union	For the Six Months Ended June 30,
(in millions)	2015	2014	Variance	%
Net revenues	$12,276	$14,448	$(2,172)	(15.0)%
Excise taxes on products	8,396	10,042	(1,646)	(16.4)%
Net revenues, excluding excise taxes on products	3,880	4,406	(526)	(11.9)%
Operating companies income	1,890	1,689	201	11.9%

For the six months ended June 30, 2015, net revenues, which include excise taxes billed to customers, decreased by $2.2 billion. Excluding excise taxes, net revenues decreased by $526 million due to:

•	unfavorable currency ($766 million) and

•	unfavorable volume/mix ($18 million), partly offset by

•	price increases ($247 million).

The net revenues of the European Union segment include $713 million in 2015 and $819 million in 2014 related to sales of OTP. Excluding excise taxes, OTP net revenues for the European Union segment were $251 million in 2015 and $282 million in 2014.
Operating companies income increased by $201 million during the six months ended June 30, 2015. This increase was due primarily to:

•	the non-recurrence of the 2014 pre-tax charge for asset impairment and exit costs ($488 million) related to the decision to discontinue cigarette production in the Netherlands,

•	price increases ($247 million) and

•	lower manufacturing costs ($17 million), partly offset by

•	unfavorable currency ($470 million),

•	higher marketing, administration and research costs ($53 million) and

•	unfavorable volume/mix ($24 million).

European Union	For the Three Months Ended June 30,
(in millions)	2015	2014	Variance	%
Net revenues	$6,336	$7,829	$(1,493)	(19.1)%
Excise taxes on products	4,348	5,436	(1,088)	(20.0)%
Net revenues, excluding excise taxes on products	1,988	2,393	(405)	(16.9)%
Operating companies income	977	$711	266	37.4%
For the three months ended June 30, 2015, net revenues decreased by $1.5 billion. Excluding excise taxes, net revenues decreased by $405 million due primarily to:

•	unfavorable currency ($488 million) and

•	unfavorable volume/mix ($60 million), partly offset by

•	price increases ($139 million).

The net revenues of the European Union segment include $363 million in 2015 and $432 million in 2014 related to sales of OTP. Excluding excise taxes, OTP net revenues for the European Union segment were $127 million in 2015 and $148 million in 2014.
Operating companies income increased by $266 million during the three months ended June 30, 2015. This increase was due primarily to:

•	the non-recurrence of the 2014 pre-tax charge for asset impairment and exit costs ($488 million) related to the decision to discontinue cigarette production in the Netherlands,

•	price increases ($139 million), partly offset by

•	unfavorable currency ($279 million),

•	unfavorable volume/mix ($53 million) and

•	higher marketing, administration and research costs ($33 million).

European Union - Industry Volume

The total cigarette market in the European Union of 117.1 billion units decreased by 3.0% in the second quarter and by 2.3% to 221.8 billion units for the six months year-to-date. Excluding the impact of estimated trade inventory movements, the total cigarette market declined by 2.3% in the second quarter and by 2.5% for the six months year-to-date, reflecting, in certain key geographies, improving economies, a moderation in the level of illicit trade, lower out-switching to the fine cut category and a lower prevalence of e-vapor products. In 2015, the total cigarette market in the European Union is now forecast to decrease by approximately 3.0% to 3.5%.

The total OTP market in the European Union in the second quarter of 41.5 billion cigarette equivalent units decreased by 0.5%, reflecting a lower total fine cut market, down by 0.1% to 36.2 billion cigarette equivalent units. For the six months year-to-date, the total OTP market in the European Union of 79.2 billion cigarette equivalent units decreased by 1.1%, reflecting a lower total fine cut market, down by 1.0% to 69.2 billion cigarette equivalent units.

European Union - Shipment Volume and Market Share

Our cigarette shipment volume and market share performance by brand are shown in the tables below:

European Union Cigarette Shipment Volume by Brand (Million Units)
	Second-Quarter			Six Months Year-to-Date
	2015	2014	Change	2015	2014	Change
Marlboro	23,554	23,913	(1.5)%	44,346	44,144	0.5%
L&M	8,528	8,717	(2.2)%	15,926	16,122	(1.2)%
Chesterfield	6,905	7,501	(7.9)%	13,210	12,908	2.3%
Philip Morris	3,634	2,590	40.3%	6,016	4,941	21.8%
Others	5,538	7,192	(23.0)%	11,382	13,503	(15.7)%
Total EU	48,159	49,913	(3.5)%	90,880	91,618	(0.8)%

European Union Cigarette Market Shares by Brand
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2015	2014	p.p.	2015	2014	p.p.
Marlboro	19.6%	19.4%	0.2	19.4%	19.3%	0.1
L&M	7.3%	7.2%	0.1	7.2%	7.1%	0.1
Chesterfield	5.8%	5.7%	0.1	5.8%	5.4%	0.4
Philip Morris	2.5%	2.2%	0.3	2.4%	2.1%	0.3
Others	5.2%	5.9%	(0.7)	5.2%	5.9%	(0.7)
Total EU	40.4%	40.4%	—	40.0%	39.8%	0.2

In the second quarter, our cigarette shipment volume of 48.2 billion units decreased by 3.5%, or by 2.9% excluding inventory movements, mainly due to Italy and Spain, partly offset by France. Market share was flat at 40.4%, with gains, mainly in France, Germany and Spain, mainly offset by Italy.

In the second quarter, our shipments of OTP of 6.1 billion cigarette equivalent units increased by 3.6%, driven principally by higher market share. Our total OTP market share increased by 0.2 points to 14.5%, reflecting a gain in the fine cut category.

For the six months year-to-date, our cigarette shipment volume of 90.9 billion units decreased by 0.8%, or by 1.4% excluding inventory movements, notably due to Italy, partly offset by France and Spain. Market share increased by 0.2 points to 40.0%, driven notably by France, Germany and Spain, partly offset by the United Kingdom.

For the six months year-to-date, our shipments of OTP of 11.6 billion cigarette equivalent units increased by 3.7%, driven principally by higher market share. Our total OTP market share increased by 0.2 points to 14.4%, reflecting a slight gain in the fine cut category.

European Union - Market Discussions
In France, industry size, PMI cigarette shipment volume and market share performance are shown in the table below.

	France Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2015	2014	% / p.p.	2015	2014	% / p.p.
Total Cigarette Market (billion units)	11.8	11.8	0.1%	22.4	22.3	0.3%

PMI Shipments (million units)	5,126	4,816	6.4%	9,704	9,378	3.5%

PMI Cigarette Market Share
Marlboro	25.9%	25.5%	0.4	25.7%	25.3%	0.4
Philip Morris	9.6%	9.4%	0.2	9.6%	9.4%	0.2
Chesterfield	3.3%	3.4%	(0.1)	3.3%	3.4%	(0.1)
Others	3.0%	3.1%	(0.1)	2.9%	3.1%	(0.2)
Total	41.8%	41.4%	0.4	41.5%	41.2%	0.3

In the second quarter, the total cigarette market was essentially flat, reflecting its general recovery since the second half of 2014 and a lower prevalence of e-vapor products. Excluding the net impact of inventory movements, our cigarette shipment volume increased by 0.9%, reflecting market share growth, notably of premium brands Marlboro and Philip Morris. The total industry fine cut category of 3.7 billion cigarette equivalent units increased by 7.2%. Our market share of the category decreased by 1.6 points to 25.0%.

For the six months year-to-date, the increase in the total cigarette market reflected the same dynamics as in the quarter. Excluding the net impact of inventory movements, our cigarette shipment volume increased by 1.2%, reflecting market share growth, notably of premium brands Marlboro and Philip Morris. The total industry fine cut category of 7.0 billion cigarette equivalent units increased by 6.2%. Our market share of the category decreased by 1.3 points to 25.0%.

In Germany, industry size, PMI cigarette shipment volume and market share performance are shown in the table below.

	Germany Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2015	2014	% / p.p.	2015	2014	% / p.p.
Total Cigarette Market (billion units)	19.9	20.9	(5.0)%	38.0	39.1	(2.7)%

PMI Shipments (million units)	7,756	7,732	0.3%	14,501	14,440	0.4%

PMI Cigarette Market Share
Marlboro	23.0%	21.8%	1.2	22.5%	21.9%	0.6
L&M	12.7%	11.9%	0.8	12.5%	11.8%	0.7
Chesterfield	1.8%	1.7%	0.1	1.7%	1.7%	—
Others	1.5%	1.5%	—	1.4%	1.5%	(0.1)
Total	39.0%	36.9%	2.1	38.1%	36.9%	1.2

In the second quarter, the decline of the total cigarette market was mainly due to unfavorable trade inventory movements. Excluding these inventory movements, the total cigarette market declined by 2.2%, mainly due to the annualized impact of price increases in the third quarter of 2014, partly offset by a lower prevalence of illicit trade. The increase in our market share was driven by Marlboro, mainly reflecting the positive impact of the new 2.0 Architecture, and L&M, benefiting from a rounded retail price point of €5.00 per pack. While the total industry fine cut category of 10.2 billion cigarette equivalent units decreased by 2.2%, our market share of the category increased by 0.4 points to 13.4%.

For the six months year-to-date, the decline of the total cigarette market was partly due to unfavorable trade inventory movements. Excluding these inventory movements, the total cigarette market declined by 2.1%, reflecting the same dynamics as in the second quarter. The increase in our market share was driven by the same factors as in the second quarter. While the total industry fine cut category of 19.7 billion cigarette equivalent units decreased by 2.9%, our market share of the category was flat at 13.0%.

In Italy, industry size, PMI cigarette shipment volume and market share performance are shown in the table below.

	Italy Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2015	2014	% / p.p.	2015	2014	% / p.p.
Total Cigarette Market (billion units)	18.9	19.2	(1.6)%	35.4	36.0	(1.7)%

PMI Shipments (million units)	10,564	11,402	(7.3)%	20,214	20,469	(1.2)%

PMI Cigarette Market Share
Marlboro	24.1%	25.0%	(0.9)	24.2%	25.3%	(1.1)
Chesterfield	10.8%	10.0%	0.8	10.7%	7.7%	3.0
Diana	6.2%	8.5%	(2.3)	6.9%	9.2%	(2.3)
Others	12.7%	11.8%	0.9	12.1%	12.0%	0.1
Total	53.8%	55.3%	(1.5)	53.9%	54.2%	(0.3)

In the second quarter and for the six months year-to-date, the decline in the total cigarette market was mainly due to the tax-driven price increases in January 2015 and out-switching to less expensive other tobacco product categories, particularly fine cut, partly offset by a lower prevalence of illicit trade and e-vapor products. Excluding the net impact of inventory movements, our cigarette shipment volume decreased by 4.0% in the second quarter and by 2.2% for the six months year-to-date, reflecting market share loss, notably of Marlboro, largely due to its price increase in the first quarter of 2015 to €5.20 per pack from its round retail price point of €5.00 per pack, and low-price Diana, which is currently being morphed into Philip Morris, and which had been impacted by the growth of the super-low price segment, partly offset by Chesterfield, reflecting the annualized impact of the brand's repositioning into the super-low price segment. In the second quarter, the total industry fine cut category of 1.6 billion cigarette equivalent units increased by 6.2%. Our market share of the category decreased by 0.9 points to 41.3%. For the six months year-to-date, the total industry fine cut category of 3.1 billion cigarette equivalent units increased by 5.2%. Our market share of the category decreased by 0.3 points to 41.4%.

In Poland, industry size, PMI cigarette shipment volume and market share performance are shown in the table below.

	Poland Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2015	2014	% / p.p.	2015	2014	% / p.p.
Total Cigarette Market (billion units)	10.6	11.1	(4.7)%	20.3	21.6	(5.7)%

PMI Shipments (million units)	4,266	4,489	(5.0)%	8,023	8,159	(1.7)%

PMI Cigarette Market Share
Marlboro	11.4%	10.9%	0.5	11.0%	10.6%	0.4
L&M	17.9%	17.8%	0.1	17.7%	17.1%	0.6
Chesterfield	8.6%	7.9%	0.7	8.3%	7.5%	0.8
Others	2.4%	3.8%	(1.4)	2.4%	3.6%	(1.2)
Total	40.3%	40.4%	(0.1)	39.4%	38.8%	0.6

In the second quarter and for the six months year-to-date, the decline in the total cigarette market was mainly due the prevalence of e-vapor products, illicit trade and non-duty paid OTP products. While our cigarette shipment volume in the quarter and year-to-date decreased, reflecting a lower total market, market share was essentially flat in the second quarter, and up by 0.6 points for the six months year-to-date, with declines from super-low price brands Red & White and RGD offset by Marlboro, partly reflecting the positive impact of the new 2.0 Architecture, L&M, driven by new product launches, and Chesterfield, partly driven by its round corner box super-slims variants. In the second quarter, the total industry fine cut category of 1.0 billion cigarette equivalent units increased by 12.7%. Our market share of the category decreased by 2.2 points to 33.1%. For the six months year-to-date, the total industry fine cut category of 2.0 billion cigarette equivalent units increased by 5.1%. Our market share of the category decreased by 1.7 points to 33.4%.

In Spain, industry size, PMI cigarette shipment volume and market share performance are shown in the table below.

	Spain Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2015	2014	% / p.p.	2015	2014	% / p.p.
Total Cigarette Market (billion units)	11.8	12.3	(4.1)%	22.3	22.8	(2.4)%

PMI Shipments (million units)	4,121	4,337	(5.0)%	7,688	7,524	2.2%

PMI Cigarette Market Share
Marlboro	16.8%	15.8%	1.0	16.4%	15.5%	0.9
Chesterfield	9.1%	9.2%	(0.1)	9.3%	9.3%	—
L&M	5.9%	6.1%	(0.2)	5.9%	6.2%	(0.3)
Others	1.4%	0.9%	0.5	1.4%	0.7%	0.7
Total	33.2%	32.0%	1.2	33.0%	31.7%	1.3

In the second quarter and for the six months year-to-date, the decline of the total cigarette market was mainly due to unfavorable trade inventory movements. Excluding these inventory movements, the total cigarette market declined by 0.5% in the second quarter and by 1.0% for the six months year-to-date, mainly due to the impact of price increases in the second half of 2014 and the first quarter of 2015, partly offset by an improving economy, a lower prevalence of illicit trade and e-vapor products, and in-switching from fine cut. Excluding inventory movements, our cigarette shipment volume decreased by 0.4% in the second quarter and increased by 1.6% for the six months year-to-date. The increase in our market share in the second quarter and for the six months year-to-date was driven mainly by Marlboro, benefiting from a round price point in the vending channel, the new 2.0 Architecture, and an improving economy. In the second quarter, the total industry fine cut category of 2.5 billion cigarette equivalent units decreased by 2.2%. Our market share of the fine cut category decreased by 1.2 points to 13.5%. For the six months year-to-date, the total industry fine cut category of 4.7 billion cigarette equivalent units decreased by 1.5%. Our market share of the fine cut category decreased by 1.3 points to 13.9%.

Eastern Europe, Middle East & Africa:

Eastern Europe, Middle East & Africa	For the Six Months Ended June 30,
(in millions)	2015	2014	Variance	%
Net revenues	$9,423	$10,236	$(813)	(7.9)%
Excise taxes on products	5,661	5,944	(283)	(4.8)%
Net revenues, excluding excise taxes on products	3,762	4,292	(530)	(12.3)%
Operating companies income	1,761	2,014	(253)	(12.6)%

For the six months ended June 30, 2015, net revenues, which include excise taxes billed to customers, decreased by $813 million. Excluding excise taxes, net revenues decreased by $530 million due primarily to:

•	unfavorable currency ($909 million), partly offset by

•	price increases ($311 million) and

•	favorable volume/mix ($67 million).

Operating companies income decreased by $253 million during the six months ended June 30, 2015. This decrease was due primarily to:

•	unfavorable currency ($524 million),

•	higher marketing, administration and research costs ($67 million) and

•	higher manufacturing costs ($38 million), partially offset by

•	price increases ($311 million),

•	favorable volume/mix ($35 million) and

•	higher equity income in unconsolidated subsidiaries ($31 million).

Eastern Europe, Middle East & Africa	For the Three Months Ended June 30,
(in millions)	2015	2014	Variance	%
Net revenues	$4,994	$5,674	$(680)	(12.0)%
Excise taxes on products	3,075	3,391	(316)	(9.3)%
Net revenues, excluding excise taxes on products	1,919	2,283	(364)	(15.9)%
Operating companies income	881	$1,087	(206)	(19.0)%

For the three months ended June 30, 2015, net revenues decreased by $680 million. Excluding excise taxes, net revenues decreased by $364 million due primarily to:

•	unfavorable currency ($464 million) and

•	unfavorable volume/mix ($43 million), partly offset by

•	price increases ($142 million).

Operating companies income decreased by $206 million during the three months ended June 30, 2015. This decrease was due primarily to:

•	unfavorable currency ($253 million),

•	higher marketing, administration and research costs ($47 million),

•	unfavorable volume/mix ($39 million) and

•	higher manufacturing costs ($14 million), partly offset by

•	price increases ($142 million).

Eastern Europe Middle East & Africa - PMI Cigarette Shipment Volume

In the second quarter, our cigarette shipment volume of 73.8 billion units decreased by 0.5%, or by 0.6% excluding acquisitions. The decline was principally due to Kazakhstan, reflecting a lower total market and share, and Ukraine, partly offset by Russia and the Middle East, notably Saudi Arabia. Our cigarette shipment volume of premium brands decreased by 2.5%, mainly due to: Marlboro, down by 3.1% to 21.1 billion units, principally due to Egypt and Ukraine, partly offset by Saudi Arabia, and Turkey; and Parliament, down by 2.1% to 8.8 billion units, mainly due to Ukraine. Our cigarette shipment volume of L&M increased by 5.4% to 13.2 billion units, driven by Egypt, Turkey and Ukraine, partially offset by Russia.

For the six months year-to-date, our cigarette shipment volume of 138.6 billion units increased by 1.7%, or by 1.6% excluding acquisitions, mainly driven by Russia and the Middle East, notably Saudi Arabia, partly offset by Kazakhstan and Ukraine. Our cigarette shipment volume of premium brands increased by 1.8%, mainly driven by: Marlboro, up by 2.8% to 41.4 billion units, driven notably by Saudi Arabia and Turkey, partly offset by Egypt and Ukraine; and Parliament, up by 0.2% to 16.2 billion units, driven principally by Turkey, partly offset by Ukraine. Our cigarette shipment volume of L&M increased by 9.6% to 25.5 billion units, driven by Egypt, Turkey and Ukraine.

Eastern Europe Middle East & Africa - Market Discussions

In North Africa (defined as Algeria, Egypt, Libya, Morocco and Tunisia), estimated industry size, PMI cigarette shipment volume and market share performance are shown in the table below.

	North Africa Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2015	2014	% / p.p.	2015	2014	% / p.p.
Total Cigarette Market (billion units)	34.8	36.1	(3.8)%	67.1	70.6	(4.9)%

PMI Shipments (million units)	8,806	9,204	(4.3)%	18,008	17,760	1.4%

PMI Cigarette Market Share
Marlboro	13.9%	14.2%	(0.3)	14.3%	14.7%	(0.4)
L&M	10.6%	8.4%	2.2	10.7%	8.2%	2.5
Others	1.8%	1.8%	—	1.9%	1.8%	0.1
Total	26.3%	24.4%	1.9	26.9%	24.7%	2.2

In the second quarter, the decline of the estimated total market was due principally to Algeria, Egypt, mainly reflecting the impact of excise tax-driven price increases in July 2014 and February 2015, partly offset by Libya and Tunisia. For the six months year-to-date, the estimated total market decreased by 4.9%, due to Algeria, Egypt, Libya and Morocco, partly offset by Tunisia. The decline in our cigarette shipment volume in the second quarter mainly reflected the lower total market, notably in Egypt, partly offset by higher market share. Our cigarette shipment volume for the six months year-to-date increased by 1.4%. Our market share growth in the second quarter and for the six months year-to-date was driven mainly by L&M in Egypt, reflecting improved territorial coverage, brand building activities and the growth of round corner box versions, partly offset by Marlboro, mainly in Egypt.

In Russia, estimated industry size, PMI cigarette shipment volume and market share performance, as measured by Nielsen, are shown in the table below.

	Russia Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2015	2014	% / p.p.	2015	2014	% / p.p.
Total Cigarette Market (billion units)	77.2	80.6	(4.2)%	138.6	148.3	(6.5)%

PMI Shipments (million units)	23,075	21,906	5.3%	42,084	40,495	3.9%

PMI Cigarette Market Share
Marlboro	1.4%	1.6%	(0.2)	1.4%	1.6%	(0.2)
Parliament	3.9%	3.6%	0.3	3.9%	3.6%	0.3
Bond Street	8.1%	7.4%	0.7	8.0%	7.2%	0.8
Others	14.4%	14.3%	0.1	14.4%	14.5%	(0.1)
Total	27.8%	26.9%	0.9	27.7%	26.9%	0.8

In the quarter and year-to-date, the decline of the estimated total cigarette market was mainly due to the unfavorable impact of tax-driven price increases and lower consumer purchasing power as a result of a weak economy. The increase in our cigarette shipment volume in the second quarter and six months year-to-date largely reflected market share growth. The increase in our market share in the quarter and year-to-date was driven by above premium price Parliament and low price Bond Street.

In Turkey, estimated industry size, PMI cigarette shipment volume and market share performance, as measured by Nielsen, are shown in the table below.

	Turkey Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2015	2014	% / p.p.	2015	2014	% / p.p.
Total Cigarette Market (billion units)	25.8	24.1	7.2%	45.8	42.2	8.5%

PMI Shipments (million units)	12,012	12,248	(1.9)%	21,283	21,205	0.4%

PMI Cigarette Market Share
Marlboro	9.3%	8.5%	0.8	9.1%	8.5%	0.6
Parliament	11.6%	10.9%	0.7	11.6%	10.7%	0.9
Lark	7.5%	9.7%	(2.2)	7.4%	10.0%	(2.6)
Others	15.0%	15.3%	(0.3)	15.2%	15.2%	—
Total	43.4%	44.4%	(1.0)	43.3%	44.4%	(1.1)

In the second quarter, the increase in the estimated total cigarette market mainly reflected an increase in the adult population and a lower prevalence of illicit trade. For the six months year-to-date, the increase in the total cigarette market reflected the same dynamics as in the second quarter, as well as the favorable net impact of estimated trade inventory movements. Excluding these inventory movements, the total cigarette market increased by 6.8%. The decrease in our cigarette shipment volume in the second quarter was mainly due to market share loss in the low price segment. Our cigarette shipment volume for the six months year-to-date increased by 0.4%. In the quarter and year-to-date, the decrease in our market share was primarily due to low-price Lark, reflecting the impact of price repositioning by our principal competitor in May 2014. The decline was partly offset by our premium brands, notably Parliament, reflecting its strengthening brand equity, and by up-trading from the mid-price segment.

In Ukraine, estimated industry size, PMI cigarette shipment volume and market share performance, as measured by Nielsen, are shown in the table below.

	Ukraine Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2015	2014	% / p.p.	2015	2014	% / p.p.
Total Cigarette Market (billion units)	18.9	20.4	(7.5)%	33.6	34.7	(3.1)%

PMI Shipments (million units)	5,070	6,176	(17.9)%	9,678	11,287	(14.3)%

PMI Cigarette Market Share
Marlboro	3.8%	4.8%	(1.0)	4.1%	5.0%	(0.9)
Parliament	2.7%	2.9%	(0.2)	2.8%	3.0%	(0.2)
Bond Street	8.0%	9.1%	(1.1)	7.9%	9.2%	(1.3)
Others	15.4%	15.8%	(0.4)	16.1%	15.6%	0.5
Total	29.9%	32.6%	(2.7)	30.9%	32.8%	(1.9)

In the quarter and year-to-date, the decline of the estimated total cigarette market was mainly due to lower consumer purchasing power as a result of a weak economy, and continued business disruption due to the political instability in the east of the country, partly offset by a lower prevalence of illicit trade. The decrease in our cigarette shipment volume in the second quarter and six months year-to-date largely reflected a lower total market and market share loss. The decrease in our market share in the quarter and year-to-date was due to Marlboro, reflecting the impact of lower consumer purchasing power, and Bond Street, mainly resulting from competitive price pressure in the low price segment. The year-to-date share growth of "Others" was mainly driven by growth of low-price L&M and super low-price President, partly offset by mid-price Chesterfield and super low-price Optima.

Asia:

Asia	For the Six Months Ended June 30,
(in millions)	2015		2014	Variance	%
Net revenues	$9,803		$9,572	$231	2.4%
Excise taxes on products	5,503	10,527	5,079	424	8.3%
Net revenues, excluding excise taxes on products	4,300		4,493	(193)	(4.3)%
Operating companies income	1,731		1,815	(84)	(4.6)%

For the six months ended June 30, 2015, net revenues, which include excise taxes billed to customers, increased by $231 million. Excluding excise taxes, net revenues decreased by $193 million due to:

•	unfavorable currency ($357 million) and

•	unfavorable volume/mix ($92 million), partly offset by

•	price increases ($256 million).

Operating companies income decreased by $84 million during the six months ended June 30, 2015. This decrease was due primarily to:

•	unfavorable currency ($176 million),

•	unfavorable volume/mix ($99 million),

•	higher manufacturing costs ($60 million, mainly due to higher costs in Indonesia) and

•	higher marketing, administration and research costs ($27 million), partly offset by

•	price increases ($256 million) and

•	the non-recurrence of the 2014 pre-tax charges for asset impairment and exit costs ($24 million) due to the factory closure in Australia.

Asia	For the Three Months Ended June 30,
(in millions)	2015	2014	Variance	%
Net revenues	$5,039	$5,097	$(58)	(1.1)%
Excise taxes on products	2,894	2,786	108	3.9%
Net revenues, excluding excise taxes on products	2,145	2,311	(166)	(7.2)%
Operating companies income	797	900	(103)	(11.4)%

For the three months ended June 30, 2015, net revenues decreased by $58 million. Excluding excise taxes, net revenues decreased by $166 million due to:

•	unfavorable currency ($229 million) and

•	unfavorable volume/mix ($42 million), partly offset by

•	price increases ($105 million).

Operating companies income decreased by $103 million during the three months ended June 30, 2015. This decrease was due primarily to:

•	unfavorable currency ($97 million),

•	unfavorable volume/mix ($55 million),

•	higher marketing, administration and research costs ($28 million) and

•	higher manufacturing costs ($27 million, mainly due to higher costs in Indonesia), partly offset by

•	price increases ($105 million).

Asia - PMI Cigarette Shipment Volume

In the second quarter, our cigarette shipment volume of 75.3 billion units decreased by 0.5%, largely due to Australia, mainly reflecting the lower total market, Indonesia, Korea and the Philippines. The decrease was partly offset by higher cigarette shipment volume in Japan, mainly driven by a higher total market and favorable net trade inventory movements. Excluding these inventory movements, our cigarette shipment volume decreased by 1.8%. Cigarette shipment volume of Marlboro of 18.9 billion units increased by 2.2%, predominantly driven by the Philippines and Vietnam, partly offset by Indonesia and Japan. Cigarette shipment volume of Parliament of 2.4 billion units decreased by 21.8%, due to Japan and Korea. Cigarette shipment volume of Lark of 5.7 billion units increased by 53.3%, driven by Japan, benefiting from trade inventory movements.

For the six months year-to-date, our cigarette shipment volume of 145.4 billion units decreased by 0.7%, mainly due to Korea and the Philippines, partly offset by Indonesia. Estimated net inventory movements year-to-date were favorable, driven by Japan. Excluding these inventory movements, our cigarette volume decreased by 1.4%. Cigarette shipment volume of Marlboro of 36.9 billion units decreased by 1.6%, predominantly due to Japan and Korea, partly offset by the Philippines. Cigarette shipment volume of Parliament of 4.3 billion units decreased by 22.5%, due to Japan and Korea. Cigarette shipment volume of Lark of 10.2 billion units increased by 23.2%, driven by Japan, benefiting from trade inventory movements.

Asia - Market Discussions
In Indonesia, estimated industry size, PMI cigarette shipment volume and market share performance are shown in the table below.

	Indonesia Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2015	2014	% / p.p.	2015	2014	% / p.p.
Total Cigarette Market (billion units)	78.6	82.4	(4.6)%	156.9	156.2	0.4%

PMI Shipments (million units)	27,659	28,598	(3.3)%	55,343	54,133	2.2%

PMI Cigarette Market Share
Sampoerna A	15.0%	14.1%	0.9	15.0%	14.2%	0.8
Dji Sam Soe	7.0%	6.2%	0.8	7.0%	5.9%	1.1
U Mild	4.9%	5.6%	(0.7)	5.0%	5.4%	(0.4)
Others	8.3%	8.8%	(0.5)	8.3%	9.1%	(0.8)
Total	35.2%	34.7%	0.5	35.3%	34.6%	0.7

In the second quarter, the decline of the estimated total market was mainly due to a soft economic environment. For the six months year-to-date, the estimated total market increased by 0.4%. The decline in our cigarette shipment volume in the second quarter mainly reflected U Mild's crossing a critical price point ahead of competition earlier in the year, and the impact of the softer macro-economic environment. The increase in our cigarette shipment volume for the six months year-to-date mainly reflected market share growth. Our market share growth in the second quarter and six months year-to-date was driven by a strong performance from our machine-made kretek brands, notably Sampoerna A, Dji Sam Soe Magnum and Dji Sam Soe Magnum Blue, partly offset by U Mild and a decline in our hand-rolled kretek portfolio, notably due to Sampoerna Hijau in "Others," down by 0.5 points to 2.9%, largely reflecting the decline of the total segment. While Marlboro's market share decreased slightly by 0.1 point to 5.1%, its share of the “white” cigarettes segment, which represented 6.2% of the total cigarette market, increased by 2.0 points to 81.3%. The machine-made kretek segment, representing 75.0% of the total cigarette market, increased by 1.6 points and PMI's share of the segment increased by 1.1 points to 30.7%. The hand-rolled kretek segment, representing 18.8% of the total cigarette market, decreased by 1.3 points. Our share of the segment decreased by 1.1 points to 37.9%.

In Japan, industry size, PMI cigarette shipment volume and market share performance are shown in the table below.

	Japan Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2015	2014	% / p.p.	2015	2014	% / p.p.
Total Cigarette Market (billion units)	46.0	41.5	11.0%	88.5	90.9	(2.5)%

PMI Shipments (million units)	13,552	11,750	15.3%	25,398	25,237	0.6%

PMI Cigarette Market Share
Marlboro	11.3%	11.5%	(0.2)	11.4%	11.7%	(0.3)
Parliament	2.3%	2.4%	(0.1)	2.3%	2.2%	0.1
Lark	10.0%	10.4%	(0.4)	10.0%	9.8%	0.2
Others	1.8%	2.1%	(0.3)	1.8%	2.2%	(0.4)
Total	25.4%	26.4%	(1.0)	25.5%	25.9%	(0.4)

In the second quarter, the increase of the total cigarette market primarily reflected a favorable comparison with the second quarter of 2014 in which the total market decreased by 14.4%, mainly driven by unfavorable estimated retail trade inventory movements following the consumption tax-driven retail price increases of April, 2014. Excluding the impact of these inventory movements, the total cigarette market declined by 1.7%, mainly reflecting the unfavorable impact of price increases. For the six months year-to-date, the total market declined by 2.5% and 2.6% excluding estimated retail trade inventory movements. The increase of our cigarette shipment volume in the second quarter mainly reflected the higher total market and favorable trade inventory movements. Our cigarette shipment volume for the six months year-to-date increased by 0.6%. Excluding the impact of estimated trade inventory movements, our market share in the second quarter and for the six months year-to-date declined by 0.4 and 0.3 points, respectively.

In Korea, industry size, PMI cigarette shipment volume and market share performance are shown in the table below.

	Korea Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2015	2014	% / p.p.	2015	2014	% / p.p.
Total Cigarette Market (billion units)	18.1	22.4	(19.2)%	30.7	41.8	(26.6)%

PMI Shipments (million units)	3,732	4,404	(15.3)%	6,190	8,230	(24.8)%

PMI Cigarette Market Share
Marlboro	9.2%	7.6%	1.6	9.2%	7.8%	1.4
Parliament	7.1%	7.2%	(0.1)	6.9%	7.2%	(0.3)
Virginia S.	3.8%	4.0%	(0.2)	3.8%	4.0%	(0.2)
Others	0.6%	0.8%	(0.2)	0.5%	0.7%	(0.2)
Total	20.7%	19.6%	1.1	20.4%	19.7%	0.7

In the second quarter, the decline of the total cigarette market reflected the impact of the January 2015 excise tax increase and related retail price increases. For the six months year-to-date, the total market declined by 26.6%, or by 20.2% excluding the impact of estimated inventory movements associated with the timing of the excise tax increase. The decline in our cigarette shipment volume in the second quarter and the six months year-to-date was in line with the lower total market, partly offset by share growth, driven by Marlboro, reflecting the positive impact of line-pricing to our principal domestic competitor's main brands.

In the Philippines, estimated tax-paid industry size, PMI cigarette shipment volume and market share performance are shown in the table below.

	Philippines Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2015	2014	% / p.p.	2015	2014	% / p.p.
Total Cigarette Market (billion units)	21.2	20.0	6.0%	39.8	38.8	2.7%

PMI Shipments (million units)	16,725	17,243	(3.0)%	32,629	33,408	(2.3)%

PMI Cigarette Market Share
Marlboro	20.2%	18.1%	2.1	21.1%	18.7%	2.4
Fortune	32.1%	36.0%	(3.9)	32.5%	34.7%	(2.2)
Jackpot	13.7%	17.6%	(3.9)	15.2%	17.7%	(2.5)
Others	12.9%	14.5%	(1.6)	13.2%	15.1%	(1.9)
Total	78.9%	86.2%	(7.3)	82.0%	86.2%	(4.2)

In the second quarter and the six months year-to-date, the increase in the estimated total tax-paid industry cigarette volume reflected higher estimated duty-paid volume by our principal domestic competitor. The decline in our cigarette shipment volume in both periods was mainly due to lower consumption of low and super-low price brands, following consecutive price increases in late 2014 and early 2015, partly offset by the growth of Marlboro, reflecting the narrowing of retail price gaps with brands at the bottom end of the market.

Latin America & Canada:

Latin America & Canada	For the Six Months Ended June 30,
(in millions)	2015	2014	Variance	%
Net revenues	$4,613	$4,574	$39	0.9%
Excise taxes on products	3,080	3,051	29	1.0%
Net revenues, excluding excise taxes on products	1,533	1,523	10	0.7%
Operating companies income	555	467	88	18.8%

For the six months ended June 30, 2015, net revenues, which include excise taxes billed to customers, increased by $39 million. Excluding excise taxes, net revenues increased by $10 million due primarily to:

•	price increases ($252 million), partly offset by

•	unfavorable currency ($200 million) and

•	unfavorable volume/mix ($46 million).

Operating companies income increased by $88 million during the six months ended June 30, 2015. This increase was due primarily to:

•	price increases ($252 million) and

•	lower marketing, administration and research costs ($11 million), partly offset by

•	unfavorable currency ($95 million),

•	unfavorable volume/mix ($50 million) and

•	higher manufacturing costs ($33 million).

Latin America & Canada	For the Three Months Ended June 30,
(in millions)	2015	2014	Variance	%
Net revenues	$2,394	$2,451	$(57)	(2.3)%
Excise taxes on products	1,587	1,641	(54)	(3.3)%
Net revenues, excluding excise taxes on products	807	810	(3)	(0.4)%
Operating companies income	325	265	60	22.6%

For the three months ended June 30, 2015, net revenues decreased by $57 million. Excluding excise taxes, net revenues decreased by $3 million due primarily to:

•	unfavorable currency ($112 million) and

•	unfavorable volume/mix ($22 million), partly offset by

•	price increases ($128 million).

Operating companies income increased by $60 million during the three months ended June 30, 2015. This increase was due primarily to:

•	price increases ($128 million) and

•	lower marketing, administration and research costs ($24 million), partly offset by

•	unfavorable currency ($51 million),

•	unfavorable volume/mix ($24 million) and

•	higher manufacturing costs ($19 million).

Latin America & Canada - PMI Cigarette Shipment Volume and Market share

In the second quarter, our cigarette shipment volume of 22.6 billion units decreased by 2.1%, notably due to Argentina and Mexico. Although shipment volume of Marlboro of 8.8 billion units decreased by 2.1%, our Latin America & Canada segment market share increased by 0.2 points to an estimated 14.9%. Market share of Marlboro increased notably in Argentina, Brazil and Colombia, by 0.5, 0.2 and 1.4 points to 24.3%, 9.4% and 9.1%, respectively. Shipment volume of Philip Morris of 4.6 billion units increased by 2.2%, driven notably by Canada.

For the six months year-to-date, our cigarette shipment volume of 43.8 billion units decreased by 1.7%, largely due to Argentina and Canada. Although shipment volume of Marlboro of 17.0 billion units decreased by 1.3%, our Latin America & Canada segment market share increased by 0.4 points to an estimated 14.8%. Market share of Marlboro increased notably in Argentina, Brazil and Colombia, by 0.4, 0.7 and 1.4 points to 24.4%, 9.5% and 9.0%, respectively. Shipment volume of Philip Morris of 9.4 billion units increased by 1.6%, driven notably by Canada.

Latin America & Canada - Market Discussions

In Argentina, industry size, PMI cigarette shipment volume and market share performance are shown in the table below.

	Argentina Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2015	2014	% / p.p.	2015	2014	% / p.p.
Total Cigarette Market (billion units)	9.4	10.0	(5.3)%	19.7	20.6	(4.4)%

PMI Shipments (million units)	7,463	7,656	(2.5)%	15,586	15,935	(2.2)%

PMI Cigarette Market Share
Marlboro	24.3%	23.8%	0.5	24.4%	24.0%	0.4
Parliament	2.1%	2.1%	—	2.1%	2.1%	—
Philip Morris	45.3%	42.9%	2.4	44.9%	43.1%	1.8
Others	7.1%	7.5%	(0.4)	7.3%	7.5%	(0.2)
Total	78.8%	76.3%	2.5	78.7%	76.7%	2.0

In the second quarter and the six months year-to-date, the decline of the total cigarette market was mainly due to the cumulative impact of price increases in 2014 and 2015 and a challenging economic environment. The decrease in our shipment volume in the second quarter and six months year-to-date reflected a lower total market, partly offset by market share growth, driven by Marlboro and Philip Morris, reflecting the positive impact of the latter's capsule variants.

In Canada, industry size, PMI cigarette shipment volume and market share performance are shown in the table below.

	Canada Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2015	2014	% / p.p.	2015	2014	% / p.p.
Total Cigarette Market (billion units)	7.3	7.3	0.6%	12.8	13.1	(2.2)%

PMI Shipments (million units)	2,647	2,707	(2.2)%	4,700	4,932	(4.7)%

PMI Cigarette Market Share
Belmont	3.2%	2.9%	0.3	3.1%	2.9%	0.2
Canadian Classics	10.2%	10.3%	(0.1)	10.4%	10.7%	(0.3)
Next	10.3%	10.7%	(0.4)	10.4%	10.8%	(0.4)
Others	12.5%	13.3%	(0.8)	12.8%	13.4%	(0.6)
Total	36.2%	37.2%	(1.0)	36.7%	37.8%	(1.1)

In the second quarter, the increase of the total cigarette market was mainly driven by favorable estimated trade inventory movements of competitors' products. Excluding the impact of these inventory movements, the total cigarette market declined by 0.7%. For the six months year-to-date, the total market declined by 2.2% or by 5.3% excluding estimated trade inventory movements, mainly due to the impact of tax-driven price increases in 2014 and 2015. The decrease in our cigarette shipment volume in the second quarter was mainly due to market share declines of our low price brands, notably Next and Quebec Classic, partially offset by share growth of premium Belmont and super-low price Philip Morris. The decrease in our cigarette shipment volume for the six months year-to-date was mainly due to the same factors as in the second quarter, as well as a lower total market.

In Mexico, industry size, PMI cigarette shipment volume and market share performance are shown in the table below.

	Mexico Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2015	2014	% / p.p.	2015	2014	% / p.p.
Total Cigarette Market (billion units)	8.6	8.4	1.9%	16.1	15.6	3.2%

PMI Shipments (million units)	5,891	5,991	(1.7)%	10,887	10,862	0.2%

PMI Cigarette Market Share
Marlboro	47.5%	49.3%	(1.8)	46.5%	48.2%	(1.7)
Delicados	10.7%	11.5%	(0.8)	10.8%	11.1%	(0.3)
Benson & Hedges	4.6%	5.2%	(0.6)	4.6%	5.2%	(0.6)
Others	5.7%	5.0%	0.7	5.6%	5.0%	0.6
Total	68.5%	71.0%	(2.5)	67.5%	69.5%	(2.0)

In the second quarter, the increase of the total cigarette market was unfavorably impacted by the timing of estimated trade inventory movements compared to the second quarter of 2014. Excluding the impact of these inventory movements, the total cigarette market increased by 3.2%. For the six months year-to-date, the total market increased by 3.2% or by 1.3% excluding estimated trade inventory movements. The decrease in our cigarette shipment volume in the second quarter was mainly due to market share declines. Our cigarette shipment volume for the six months year-to-date increased by 0.2%. The decline in our market share in the second quarter and six months year-to-date was mainly due to Marlboro, reflecting adult smoker down-trading and the timing of price increases by our principal competitor in the first quarter of 2015, partly offset by gains for certain low price local trademark brands.

Financial Review
Net Cash Provided by Operating Activities
During the first six months of 2015, net cash provided by operating activities of $3.3 billion decreased by $120 million compared with the first six months of 2014. The change was due primarily to unfavorable currency movements of $1.6 billion, partly offset by lower working capital requirements and earnings growth, excluding currency.

Excluding currency, the favorable movements in working capital were due primarily to the following:

•	more cash provided by accounts receivable, primarily due to the timing of sales and cash collections; and

•	less cash used for income taxes, primarily due to the timing of payments.

Net Cash Used in Investing Activities
During the first six months of 2015, net cash used in investing activities of $224 million decreased by $320 million compared with the first six months of 2014. The change was due primarily to higher net cash received related to derivatives designated as net investment hedges and the 2014 purchase of Nicocigs Limited.
In June 2014, we acquired 100% of Nicocigs Limited, a leading U.K.-based e-vapor company, for the final purchase price of $103 million, net of cash acquired, with additional contingent payments of up to $77 million, primarily relating to performance targets over a three-year period. For further details, see Note 16. Acquisitions and Other Business Arrangements to our condensed consolidated financial statements.
Our capital expenditures were $413 million and $508 million during the six months ended June 30, 2015 and 2014, respectively. The 2015 expenditures were primarily related to investments in Reduced-Risk Products, productivity-enhancing programs, and equipment for new products.

Net Cash Used in Financing Activities
During the first six months of 2015, net cash used in financing activities of $2.6 billion decreased by $847 million compared with the first six months of 2014. The change was due primarily to the cash used in 2014 to repurchase our common stock pursuant to our share repurchase program and short-term borrowing activity, partially offset by lower net cash proceeds in 2015 from long-term debt. On February 5, 2015 we announced that we do not plan any share repurchases in 2015.
Dividends paid in the first six months of 2015 and 2014 were $3.1 billion and $3.0 billion, respectively. The increase reflects a higher dividend rate in 2015, partially offset by lower shares outstanding as a result of our share repurchases in 2014.
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
Credit Ratings – The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. At June 30, 2015, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Stable
Fitch	F1	A	Stable

On July 10, 2015, Fitch affirmed our long-term credit rating at "A" and short-term at "F1", but it revised our outlook to Negative from Stable. We do not expect the Fitch negative outlook to have an impact on our borrowing costs. On July 17, 2015, Standard & Poor's affirmed our long-term credit rating at "A" and short-term at "A-1", as well as our "Stable" outlook.

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
At June 30, 2015, our committed credit facilities and commercial paper outstanding were as follows:

(in billions)
Type	Committed Credit Facilities	Commercial Paper
364-day revolving credit, expiring February 9, 2016	$2.0
Multi-year revolving credit, expiring February 28, 2020	2.5
Multi-year revolving credit, expiring October 25, 2016	3.5
Total facilities	$8.0
Commercial paper outstanding		$0.8
At June 30, 2015, there were no borrowings under the committed credit facilities, and the entire committed amounts were available for borrowing.
All banks participating in our committed credit facilities have an investment-grade long-term credit rating from the credit rating agencies. We continuously monitor the credit quality of our banking group, and at this time we are not aware of any potential non-performing credit provider.
Each of these facilities requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“consolidated EBITDA”) to consolidated interest expense of not less than 3.5 to 1.0 on a rolling four-quarter basis. At June 30, 2015, our ratio calculated in accordance with the agreements was 11.5 to 1.0. These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require us to post collateral. We expect to continue to meet our covenants. The terms “consolidated EBITDA” and “consolidated interest expense,” both of which include certain adjustments, are defined in the facility agreements previously filed with the U.S. Securities and Exchange Commission.
In addition to the committed credit facilities discussed above, certain of our subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $2.4 billion at June 30, 2015 and $3.2 billion at December 31, 2014, are for the sole use of our subsidiaries. Borrowings under these arrangements amounted to $898 million at June 30, 2015, and $1.2 billion at December 31, 2014.
Commercial Paper Program – We have commercial paper programs in place in the U.S. and in Europe. Our commercial paper programs in place in the U.S. and in Europe currently have an aggregate issuance capacity of $8.0 billion.
At June 30, 2015 we had $813 million in commercial paper outstanding. At December 31, 2014, we had no commercial paper outstanding.
We expect that the existence of the commercial paper program and the committed credit facilities, coupled with our operating cash flows, will enable us to meet our liquidity requirements.
Debt – Our total debt was $29.2 billion at June 30, 2015 and $29.5 billion at December 31, 2014.
On February 21, 2014, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.
Guarantees – At June 30, 2015, we were contingently liable for $0.8 billion of guarantees of our own performance, which were primarily related to excise taxes on the shipment of our products. There is no liability in the condensed consolidated financial statements associated with these guarantees. At June 30, 2015, our third-party guarantees were insignificant.

Equity and Dividends
As discussed in Note 3. Stock Plans to our condensed consolidated financial statements, during the six months ended June 30, 2015, we granted 1.5 million shares of deferred stock awards to eligible employees at a grant date fair value of $82.28 per share. Equity awards generally vest three or more years after the date of the award, subject to earlier vesting on death or disability or normal retirement, or separation from employment by mutual agreement after reaching age 58.
In May 2012, our stockholders approved the Philip Morris International Inc. 2012 Performance Incentive Plan (the “2012 Plan”). The 2012 Plan replaced the 2008 Performance Incentive Plan (the “2008 Plan”) and, as a result, there will be no additional grants under the 2008 Plan. Under the 2012 Plan, we may grant to eligible employees restricted stock, restricted stock units and deferred stock units, performance-based cash incentive awards and performance-based equity awards. Up to 30 million shares of our common stock may be issued under the 2012 Plan. At June 30, 2015, shares available for grant under the 2012 Plan were 23,252,170.
On August 1, 2012, we began repurchasing shares under a three-year $18.0 billion share repurchase program that was authorized by our Board of Directors in June 2012. From August 1, 2012 through June 30, 2015, we repurchased 144.6 million shares of our common stock at a cost of $12.7 billion under this repurchase program. During the first six months of 2015, we did not repurchase our common stock. On February 5, 2015, we announced that we do not plan any share repurchases in 2015. During the first six months of 2014, we repurchased 27.0 million shares at a cost of $2.25 billion. During the second quarter of 2014, we repurchased 11.6 million shares at a cost of $1.0 billion.
Dividends paid in the first six months of 2015 were $3.1 billion. During the third quarter of 2014, our Board of Directors approved a 6.4% increase in the quarterly dividend to $1.00 per common share. As a result, the present annualized dividend rate is $4.00 per common share.

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
Risks Related to Our Business and Industry
Consumption of tax-paid cigarettes continues to decline in many of our markets.
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
Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volume in many of our markets, and we expect that such factors will continue to reduce consumption levels and will increase down-trading and the risk of counterfeiting, contraband, "illicit whites" and legal cross-border purchases. Significant regulatory developments will take place over the next few years in most of our markets, driven principally by the FCTC. The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation. The FCTC has led to increased efforts by tobacco control advocates and public health organizations to reduce the palatability and attractiveness of tobacco products to adult smokers. Regulatory initiatives that have been proposed, introduced or enacted include:

•	restrictions on or licensing of outlets permitted to sell cigarettes;

•	the levying of substantial and increasing tax and duty charges;

•	restrictions or bans on advertising, marketing and sponsorship;

•	the display of larger health warnings, graphic health warnings and other labeling requirements;

•	restrictions on packaging design, including the use of colors, and plain packaging;

•	restrictions on packaging and cigarette formats and dimensions;

•	restrictions or bans on the display of tobacco product packaging at the point of sale and restrictions or bans on cigarette vending machines;

•	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents;

•	disclosure, restrictions or bans of tobacco product ingredients;

•	increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;

•	restrictions on the sale of potentially reduced-risk tobacco products and other nicotine-containing products;

•	elimination of duty free sales and duty free allowances for travelers; and

•	encouraging litigation against tobacco companies.
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
We may be unsuccessful in our attempts to introduce Reduced-Risk Products, and regulators may not permit reduced exposure or risk claims or the commercialization of these products.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity for each of the three months in the quarter ended June 30, 2015 was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2015 – April 30, 2015 (1)	—	$—	144,643,396	$5,347,045,761
May 1, 2015 – May 31, 2015 (1)	—	$—	144,643,396	$5,347,045,761
June 1, 2015 – June 30, 2015 (1)	—	$—	144,643,396	$5,347,045,761
Pursuant to Publicly Announced Plans or Programs	—	$—
April 1, 2015 – April 30, 2015 (3)	16,398	$83.66
May 1, 2015 – May 31, 2015 (3)	897	$83.00
June 1, 2015 – June 30, 2015 (3)	363	$82.92
For the Quarter Ended June 30, 2015	17,658	$83.61

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

3.1
Amended and Restated By-Laws of Philip Morris International Inc., effective immediately prior to the 2015 Annual Meeting of Shareholders (incorporated by reference to Exhibit 3.1 to the Current Report on From 8-K filed March 13, 2015).

10.1	Summary of Supplemental Pension Plan of Philip Morris in Switzerland.

10.2	Supplemental Equalization Plan (amended and restated as of June 29, 2015).

12	Statement regarding computation of ratios of earnings to fixed charges.

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

July 30, 2015