Form 10-Q
period 2015-09-30
Philip Morris International Inc.
filed 2015-10-30
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At October 26, 2015, there were 1,549,295,695 shares outstanding of the registrant’s common stock, no par value per share.

PHILIP MORRIS INTERNATIONAL INC.

In this report, “PMI,” “we,” “us” and “our” refer to Philip Morris International Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$2,393	$1,682
Receivables (less allowances of $54 in 2015 and $50 in 2014)	3,322	4,004
Inventories:
Leaf tobacco	2,973	3,135
Other raw materials	1,783	1,696
Finished product	2,451	3,761
	7,207	8,592
Deferred income taxes	386	533
Other current assets	804	673
Total current assets	14,112	15,484
Property, plant and equipment, at cost	11,865	12,759
Less: accumulated depreciation	6,265	6,688
	5,600	6,071
Goodwill (Note 5)	7,404	8,388
Other intangible assets, net (Note 5)	2,621	2,985
Investments in unconsolidated subsidiaries (Note 15)	919	1,083
Other assets	1,355	1,176
TOTAL ASSETS	$32,011	$35,187

See notes to condensed consolidated financial statements.
Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share data)
(Unaudited)

	September 30, 2015	December 31, 2014
LIABILITIES
Short-term borrowings (Note 11)	$1,007	$1,208
Current portion of long-term debt (Note 11)	2,100	1,318
Accounts payable	1,237	1,242
Accrued liabilities:
Marketing and selling	535	549
Taxes, except income taxes	4,336	5,490
Employment costs	802	1,135
Dividends payable	1,589	1,559
Other	1,238	1,375
Income taxes	1,063	1,078
Deferred income taxes	195	158
Total current liabilities	14,102	15,112
Long-term debt (Note 11)	25,800	26,929
Deferred income taxes	1,614	1,549
Employment costs	2,061	2,202
Other liabilities	660	598
Total liabilities	44,237	46,390
Contingencies (Note 9)
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2015 and 2014)	—	—
Additional paid-in capital	783	710
Earnings reinvested in the business	30,178	29,249
Accumulated other comprehensive losses	(8,927)	(6,826)
	22,034	23,133
Less: cost of repurchased stock (560,022,199 and 562,416,635 shares in 2015 and 2014, respectively)	35,616	35,762
Total PMI stockholders’ deficit	(13,582)	(12,629)
Noncontrolling interests	1,356	1,426
Total stockholders’ deficit	(12,226)	(11,203)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$32,011	$35,187

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Net revenues	$55,537	$60,165
Cost of sales	6,990	7,804
Excise taxes on products	35,135	37,595
Gross profit	13,412	14,766
Marketing, administration and research costs	4,628	5,026
Asset impairment and exit costs (Note 2)	—	503
Amortization of intangibles	62	67
Operating income	8,722	9,170
Interest expense, net	781	789
Earnings before income taxes	7,941	8,381
Provision for income taxes	2,276	2,446
Equity (income)/loss in unconsolidated subsidiaries, net	(69)	(74)
Net earnings	5,734	6,009
Net earnings attributable to noncontrolling interests	110	128
Net earnings attributable to PMI	$5,624	$5,881
Per share data (Note 7):
Basic earnings per share	$3.62	$3.73
Diluted earnings per share	$3.62	$3.73
Dividends declared	$3.02	$2.88

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended September 30,
	2015	2014
Net revenues	$19,422	$21,335
Cost of sales	2,383	2,734
Excise taxes on products	12,495	13,479
Gross profit	4,544	5,122
Marketing, administration and research costs	1,566	1,763
Asset impairment and exit costs (Note 2)	—	(9)
Amortization of intangibles	19	23
Operating income	2,959	3,345
Interest expense, net	247	267
Earnings before income taxes	2,712	3,078
Provision for income taxes	748	918
Equity (income)/loss in unconsolidated subsidiaries, net	(20)	(38)
Net earnings	1,984	2,198
Net earnings attributable to noncontrolling interests	42	43
Net earnings attributable to PMI	$1,942	$2,155
Per share data (Note 7):
Basic earnings per share	$1.25	$1.38
Diluted earnings per share	$1.25	$1.38
Dividends declared	$1.02	$1.00

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Net earnings	$5,734	$6,009
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustment:
Unrealized losses, net of income taxes of ($286) in 2015 and ($346) in 2014	(2,266)	(944)
Change in net loss and prior service cost:
Net losses and prior service costs, net of income taxes of $4 in 2014	—	(41)
Amortization of net losses, prior service costs and net transition costs, net of income taxes of ($37) in 2015 and ($37) in 2014	166	119
Change in fair value of derivatives accounted for as hedges:
Gains recognized, net of income taxes of ($3) in 2015 and ($1) in 2014	30	21
Gains transferred to earnings, net of income taxes of $11 in 2015 and $4 in 2014	(79)	(10)
Total other comprehensive losses	(2,149)	(855)
Total comprehensive earnings	3,585	5,154
Less comprehensive earnings attributable to:
Noncontrolling interests	62	105
Comprehensive earnings attributable to PMI	$3,523	$5,049

See notes to condensed consolidated financial statements

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended September 30,
	2015	2014
Net earnings	$1,984	$2,198
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized losses, net of income taxes of $44 in 2015 and ($287) in 2014	(849)	(830)
Change in net loss and prior service cost:
Net losses and prior service costs, net of income taxes of $1 in 2014	—	—
Amortization of net losses, prior service costs and net transition costs, net of income taxes of ($13) in 2015 and ($11) in 2014	56	38
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $3 in 2015 and ($6) in 2014	(36)	56
(Gains) losses transferred to earnings, net of income taxes of $3 in 2015 and $2 in 2014	(13)	3
Total other comprehensive losses	(842)	(733)
Total comprehensive earnings	1,142	1,465
Less comprehensive earnings attributable to:
Noncontrolling interests	20	18
Comprehensive earnings attributable to PMI	$1,122	$1,447

See notes to condensed consolidated financial statements

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Nine Months Ended September 30, 2015 and 2014
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, January 1, 2014	$—	$723	$27,843	$(4,190)	$(32,142)	$1,492	$(6,274)
Net earnings			5,881			128	6,009
Other comprehensive earnings (losses), net of income taxes				(832)		(23)	(855)
Issuance of stock awards and exercise of stock options		(31)			168		137
Dividends declared ($2.88 per share)			(4,532)				(4,532)
Payments to noncontrolling interests						(168)	(168)
Common stock repurchased					(3,000)		(3,000)
Other						6	6
Balances, September 30, 2014	$—	$692	$29,192	$(5,022)	$(34,974)	$1,435	$(8,677)
Balances, January 1, 2015	$—	$710	$29,249	$(6,826)	$(35,762)	$1,426	$(11,203)
Net earnings			5,624			110	5,734
Other comprehensive earnings (losses), net of income taxes				(2,101)		(48)	(2,149)
Issuance of stock awards		(36)			146		110
Dividends declared ($3.02 per share)			(4,695)				(4,695)
Payments to noncontrolling interests						(142)	(142)
Purchase price activity for subsidiary shares from noncontrolling interests (Note 16)		109				10	119
Balances, September 30, 2015	$—	$783	$30,178	$(8,927)	$(35,616)	$1,356	$(12,226)

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$5,734	$6,009

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	561	660
Deferred income tax provision	102	52
Asset impairment and exit costs, net of cash paid	(220)	240
Cash effects of changes, net of the effects from acquired companies:
Receivables, net	175	(176)
Inventories	588	1,326
Accounts payable	170	127
Income taxes	(58)	(438)
Accrued liabilities and other current assets	(1,268)	(1,408)
Pension plan contributions	(62)	(98)
Other	271	91
Net cash provided by operating activities	5,993	6,385

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(636)	(804)
Purchase of businesses, net of acquired cash	—	(110)
Investments in unconsolidated subsidiaries	(24)	(22)
Other	272	163
Net cash used in investing activities	(388)	(773)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Short-term borrowing activity by original maturity:
Net issuances (repayments) - maturities of 90 days or less	$(86)	$233
Issuances - maturities longer than 90 days	—	977
Repayments - maturities longer than 90 days	—	(1,435)
Long-term debt proceeds	1,539	3,632
Long-term debt repaid	(1,228)	(1,240)
Repurchases of common stock	(48)	(3,050)
Dividends paid	(4,665)	(4,471)
Purchase price activity for subsidiary shares from noncontrolling interests (Note 16)	119	—
Other	(92)	(208)
Net cash used in financing activities	(4,461)	(5,562)
Effect of exchange rate changes on cash and cash equivalents	(433)	(161)

Cash and cash equivalents:
Increase (Decrease)	711	(111)
Balance at beginning of period	1,682	2,154
Balance at end of period	$2,393	$2,043

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

Note 2. Asset Impairment and Exit Costs:
Pre-tax asset impairment and exit costs consisted of the following:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2015	2014	2015	2014
Separation programs:
European Union	$—	$343	$—	$(16)
Asia	—	24	—	—
Latin America & Canada	—	3	—	3
Total separation programs	—	370	—	(13)
Asset impairment charges:
European Union	—	129	—	—
Latin America & Canada	—	4	—	4
Total asset impairment charges	—	133	—	4
Asset impairment and exit costs	$—	$503	$—	$(9)
Movement in Exit Cost Liabilities
The movement in exit cost liabilities for the nine months ended September 30, 2015 was as follows:

(in millions)
Liability balance, January 1, 2015	$270
Charges, net	—
Cash spent	(220)
Currency/other	(14)
Liability balance, September 30, 2015	$36
Cash payments related to exit costs at PMI were $220 million and $16 million for the nine months and three months ended September 30, 2015, respectively, and $263 million and $33 million for the nine months and three months ended September 30, 2014, respectively. Future cash payments for exit costs incurred to date are expected to be approximately $36 million, and will be substantially paid by the end of 2015.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The pre-tax asset impairment and exit costs shown above are primarily a result of the following:

The Netherlands

On April 4, 2014, PMI announced the initiation by its affiliate, Philip Morris Holland B.V. (“PMH”), of consultations with employee representatives on a proposal to discontinue cigarette production at its factory located in Bergen op Zoom, the Netherlands. PMH reached an agreement with the trade unions and their members on a social plan and ceased cigarette production on September 1, 2014. For the nine months ended September 30, 2014, total pre-tax asset impairment and exit costs of $472 million were recorded for this program in the European Union Segment. This amount includes employee separation costs of $343 million and asset impairment costs of $129 million. For the three months ended September 30, 2014 a reversal of $16 million was recorded for this program due to a change in estimate.

Other

Separation Program Charges

PMI recorded other pre-tax separation program charges of $27 million and $3 million for the nine months and three months ended September 30, 2014, respectively, related to severance costs for factory closures in Australia and Canada.

Asset Impairment Charges

PMI recorded other pre-tax asset impairment charges of $4 million for the nine months and three months ended September 30, 2014 related to a factory closure in Canada.

Note 3. Stock Plans:
In May 2012, PMI’s shareholders approved the Philip Morris International Inc. 2012 Performance Incentive Plan (the “2012 Plan”). The 2012 Plan replaced the 2008 Performance Incentive Plan (the “2008 Plan”) and, as a result, there will be no additional grants under the 2008 Plan. Under the 2012 Plan, PMI may grant to eligible employees restricted stock, restricted stock units and deferred stock units, performance-based cash incentive awards and performance-based equity awards. Up to 30 million shares of PMI’s common stock may be issued under the 2012 Plan. At September 30, 2015, shares available for grant under the 2012 Plan were 23,251,370.
In 2008, PMI adopted the Philip Morris International Inc. 2008 Stock Compensation Plan for Non-Employee Directors (the “Non-Employee Directors Plan”). A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the Non-Employee Directors Plan. At September 30, 2015, shares available for grant under the plan were 691,432.
During the nine months ended September 30, 2015, PMI granted 1.5 million shares of deferred stock awards to eligible employees at a weighted average grant date fair value of $82.27 per share. During the nine months ended September 30, 2014, PMI granted 2.4 million shares of deferred stock awards to eligible employees at a weighted-average grant date fair value of $77.74 per share. PMI recorded compensation expense related to stock awards of $132 million and $161 million during the nine months ended September 30, 2015 and 2014, respectively, and $38 million and $48 million during the three months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, PMI had $171 million of total unrecognized compensation cost related to non-vested deferred stock awards. The cost is recognized over the original restriction period of the awards, which is typically three or more years after the date of the award, subject to earlier vesting on death or disability or normal retirement, or separation from employment by mutual agreement after reaching age 58.

During the nine months ended September 30, 2015, 2.7 million shares of PMI deferred stock awards vested. The grant date fair value of all the vested shares was approximately $213 million. The total fair value of deferred stock awards that vested during the nine months ended September 30, 2015 was approximately $219 million.

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
Pension Plans
Components of Net Periodic Benefit Cost
Net periodic pension cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Service cost	$4	$4	$150	$155
Interest cost	13	12	108	155
Expected return on plan assets	(11)	(12)	(244)	(265)
Amortization:
Net loss	8	5	135	87
Prior service cost	—	—	3	5
Net periodic pension cost	$14	$9	$152	$137

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2015	2014	2015	2014
Service cost	$1	$1	$49	$51
Interest cost	4	4	36	52
Expected return on plan assets	(4)	(4)	(80)	(88)
Amortization:
Net loss	3	2	45	30
Prior service cost	—	—	1	1
Net periodic pension cost	$4	$3	$51	$46

Employer Contributions
PMI makes, and plans to make, contributions, to the extent that they are tax deductible and to meet specific funding requirements of its funded U.S. and non-U.S. plans. Employer contributions of $62 million were made to the pension plans during the nine months ended September 30, 2015. Currently, PMI anticipates making additional contributions during the remainder of 2015 of approximately $58 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5. Goodwill and Other Intangible Assets, net:
Goodwill and other intangible assets, net, by segment were as follows:

	Goodwill		Other Intangible Assets, net
(in millions)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
European Union	$1,310	$1,398	$530	$582
Eastern Europe, Middle East & Africa	442	517	205	215
Asia	3,438	3,904	1,046	1,207
Latin America & Canada	2,214	2,569	840	981
Total	$7,404	$8,388	$2,621	$2,985
Goodwill primarily reflects PMI’s acquisitions in Canada, Colombia, Greece, Indonesia, Mexico, Pakistan and Serbia, as well as the business combination in the Philippines. The movements in goodwill from December 31, 2014, were as follows:

(in millions)	European Union	Eastern Europe, Middle East & Africa	Asia	Latin America & Canada	Total
Balances, December 31, 2014	$1,398	$517	$3,904	$2,569	$8,388
Changes due to:
Currency	(88)	(75)	(466)	(355)	(984)
Balances, September 30, 2015	$1,310	$442	$3,438	$2,214	$7,404
Additional details of other intangible assets were as follows:

	September 30, 2015		December 31, 2014
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$1,492		$1,704
Amortizable intangible assets	1,627	$498	1,877	$596
Total other intangible assets	$3,119	$498	$3,581	$596

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia in 2005 and Mexico in 2007. Amortizable intangible assets primarily consist of certain trademarks and distribution networks associated with business combinations. The gross carrying amount, the range of useful lives as well as the weighted-average remaining useful life of amortizable intangible assets at September 30, 2015, were as follows:

(dollars in millions)	Gross Carrying Amount	Initial Estimated Useful Lives	Weighted-Average Remaining Useful Life
Trademarks	$1,393	2 - 40 years	22 years
Distribution networks	149	5 - 30 years	11 years
Other (including farmer contracts and intellectual property rights)	85	4 - 17 years	11 years
	$1,627

Pre-tax amortization expense for intangible assets during the nine months ended September 30, 2015 and 2014 was $62 million and $67 million, respectively, and $19 million and $23 million for the three months ended September 30, 2015 and 2014, respectively. Amortization expense for each of the next five years is estimated to be $73 million or less, assuming no additional transactions occur that require the amortization of intangible assets.

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
PMI uses deliverable and non-deliverable forward foreign exchange contracts, foreign currency swaps and foreign currency options, collectively referred to as foreign exchange contracts ("foreign exchange contracts"), and interest rate contracts to mitigate its exposure to changes in exchange and interest rates from third-party and intercompany actual and forecasted transactions. The primary currencies to which PMI is exposed include the Australian dollar, Euro, Indonesian rupiah, Japanese yen, Mexican peso, Russian ruble, Swiss franc and Turkish lira. At September 30, 2015, PMI had contracts with aggregate notional amounts of $25.0 billion of which $2.5 billion related to cash flow hedges, $5.3 billion related to hedges of net investments in foreign operations and $17.2 billion related to other derivatives that primarily offset currency exposures on intercompany financing.
The fair value of PMI’s foreign exchange contracts included in the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, were as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in millions)	Balance Sheet Classification	At September 30, 2015	At December 31, 2014	Balance Sheet Classification	At September 30, 2015	At December 31, 2014
Foreign exchange contracts designated as hedging instruments	Other current assets	$257	$248	Other accrued liabilities	$3	$—
	Other assets	158	122	Other liabilities	86	25
Foreign exchange contracts not designated as hedging instruments	Other current assets	70	34	Other accrued liabilities	19	126
	Other assets	86	2	Other liabilities	2	—
Total derivatives		$571	$406		$110	$151

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the nine months and three months ended September 30, 2015 and 2014, PMI's cash flow and net investment hedging instruments impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, millions)	For the Nine Months Ended September 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings
	2015	2014		2015	2014
Derivatives in Cash Flow Hedging Relationship
Foreign exchange contracts	$33	$22
			Net revenues	$115	$59
			Cost of sales	(3)	—
			Marketing, administration and research costs	5	(18)
			Interest expense, net	(27)	(27)
Derivatives in Net Investment Hedging Relationship
Foreign exchange contracts	191	159
Total	$224	$181		$90	$14

(pre-tax, millions)	For the Three Months Ended September 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings
	2015	2014		2015	2014
Derivatives in Cash Flow Hedging Relationship
Foreign exchange contracts	$(39)	$62
			Net revenues	$40	$27
			Cost of sales	(3)	—
			Marketing, administration and research costs	(11)	(17)
			Interest expense, net	(10)	(11)
Derivatives in Net Investment Hedging Relationship
Foreign exchange contracts	(18)	123
Total	$(57)	$185		$16	$(1)

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Cash Flow Hedges
PMI has entered into foreign exchange contracts to hedge foreign currency exchange risk related to certain forecasted transactions. The effective portion of gains and losses associated with qualifying cash flow hedge contracts is deferred as a component of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. During the nine months and three months ended September 30, 2015 and 2014, ineffectiveness related to cash flow hedges was not material. As of September 30, 2015, PMI has hedged forecasted transactions for periods not exceeding the next fifteen months with the exception of one foreign exchange contract that expires in May 2024. The impact of these hedges is primarily included in operating cash flows on PMI’s condensed consolidated statement of cash flows.

Hedges of Net Investments in Foreign Operations
PMI designates certain foreign currency denominated debt and foreign exchange contracts as net investment hedges of its foreign operations. For the nine months ended September 30, 2015 and 2014, these hedges of net investments resulted in gains, net of income taxes, of $584 million and $624 million, respectively. For the three months ended September 30, 2015 and 2014, these hedges of net investments resulted in gains (losses), net of income taxes, of $(58) million and $531 million, respectively. These gains (losses) were reported as a component of accumulated other comprehensive losses within currency translation adjustments. For the nine months and three months ended September 30, 2015 and 2014, ineffectiveness related to net investment hedges was not material. Other investing cash flows on PMI’s condensed consolidated statements of cash flows include the premiums paid for, and settlements of, net investment hedges.

Other Derivatives
PMI has entered into foreign exchange contracts to hedge the foreign currency exchange and interest rate risks related to intercompany loans between certain subsidiaries, and third-party loans. While effective as economic hedges, no hedge accounting is applied for these contracts; therefore, the unrealized gains (losses) relating to these contracts are reported in PMI’s condensed consolidated statements of earnings. For the nine months ended September 30, 2015 and 2014, the losses from contracts for which PMI did not apply hedge accounting were $467 million and $113 million, respectively. For the three months ended September 30, 2015 and 2014, the gains (losses) from contracts for which PMI did not apply hedge accounting were $268 million and $(207) million, respectively. The gains (losses) from these contracts substantially offset the gains (losses) generated by the underlying intercompany and third-party loans being hedged.

For the nine months and three months ended September 30, 2015 and 2014, the net impact of these contracts on the condensed consolidated statements of earnings was not material.

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses
Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2015	2014	2015	2014
Gain at beginning of period	$123	$63	$123	$15
Derivative (gains)/losses transferred to earnings	(79)	(10)	(13)	3
Change in fair value	30	21	(36)	56
Gain as of September 30,	$74	$74	$74	$74
At September 30, 2015, PMI expects $56 million of derivative gains that are included in accumulated other comprehensive losses to be reclassified to the condensed consolidated statement of earnings within the next twelve months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.
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
Fair Value
See Note 12. Fair Value Measurements and Note 14. Balance Sheet Offsetting for additional discussion of derivative financial instruments.

Note 7. Earnings Per Share:
Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2015	2014	2015	2014
Net earnings attributable to PMI	$5,624	$5,881	$1,942	$2,155
Less distributed and undistributed earnings attributable to share-based payment awards	20	27	7	9
Net earnings for basic and diluted EPS	$5,604	$5,854	$1,935	$2,146
Weighted-average shares for basic and diluted EPS	1,549	1,571	1,549	1,560
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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Segment data were as follows:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2015	2014	2015	2014
Net revenues:
European Union	$18,909	$22,225	$6,633	$7,777
Eastern Europe, Middle East & Africa	14,915	16,347	5,492	6,111
Asia	14,683	14,515	4,880	4,943
Latin America & Canada	7,030	7,078	2,417	2,504
Net revenues	$55,537	$60,165	$19,422	$21,335
Earnings before income taxes:
Operating companies income:
European Union	$2,904	$2,875	$1,014	$1,186
Eastern Europe, Middle East & Africa	2,794	3,218	1,033	1,204
Asia	2,421	2,614	690	799
Latin America & Canada	849	734	294	267
Amortization of intangibles	(62)	(67)	(19)	(23)
General corporate expenses	(115)	(130)	(33)	(50)
Less:
Equity (income)/loss in unconsolidated subsidiaries, net	(69)	(74)	(20)	(38)
Operating income	8,722	9,170	2,959	3,345
Interest expense, net	(781)	(789)	(247)	(267)
Earnings before income taxes	$7,941	$8,381	$2,712	$3,078
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
The table below lists the number of tobacco-related cases pending against us and/or our subsidiaries or indemnitees as of October 27, 2015, October 30, 2014 and October 30, 2013:

Type of Case	Number of Cases Pending as of October 27, 2015	Number of Cases Pending as of October 30, 2014	Number of Cases Pending as of October 30, 2013
Individual Smoking and Health Cases	69	64	61
Smoking and Health Class Actions	11	11	11
Health Care Cost Recovery Actions	16	15	15
Lights Class Actions	—	1	1
Individual Lights Cases	3	2	2
Public Civil Actions	2	2	3
Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 439 Smoking and Health, Lights, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Twelve cases have had decisions in favor of plaintiffs. Nine of these cases have subsequently reached final resolution in our favor and three remain on appeal.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The table below lists the verdict and significant post-trial developments in the three pending cases where a verdict was returned in favor of the plaintiff:

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
February 2004	Brazil/The Smoker Health Defense Association	Class Action
The Civil Court of São Paulo found defendants liable without hearing evidence. In April 2004, the court awarded “moral damages” of R$1,000 (approximately $260) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not assess actual damages, which were to be assessed in a second phase of the case. The size of the class was not defined in the ruling.

Defendants appealed to the São Paulo Court of Appeals, which annulled the ruling in November 2008, finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In May 2011, the trial court dismissed the claim. Plaintiff appealed the decision. In February 2015, the appellate court unanimously dismissed plaintiff's appeal. In September 2015, plaintiff appealed to the Superior Court of Justice. In addition, the defendants filed a constitutional appeal to the Federal Supreme Tribunal on the basis that plaintiff did not have standing to bring the lawsuit. This appeal is still pending.

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
May 27, 2015	Canada/Cecilia Letourneau	Class Action
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Letourneau class on liability and awarded a total of CAD 131 million (approximately $99.6 million) in punitive damages, allocating CAD 46 million (approximately $35 million) to our subsidiary. The trial court ordered defendants to pay the full punitive damage award into a trust within 60 days. The court did not order the payment of compensatory damages.

In June 2015, our subsidiary commenced the appellate process with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make the payment into a trust. In August 2015, plaintiffs filed a motion for security with the Court of Appeal covering both the Letourneau case and the Blais case described below. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling CAD 226 million (approximately $171 million) to cover both the Letourneau and Blais cases. A hearing for the merits appeal is scheduled in November 2016. (See below for further detail.)

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
May 27, 2015	Canada/Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais	Class Action
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Blais class on liability and found the class members’ compensatory damages totaled approximately CAD 15.5 billion (approximately $11.8 billion), including pre-judgment interest. The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion including pre-judgment interest (approximately $2.36 billion)). The trial court awarded CAD 90,000 (approximately $68,000) in punitive damages, allocating CAD 30,000 (approximately $22,800) to our subsidiary. The trial court ordered defendants to pay CAD 1 billion (approximately $760 million) of the compensatory damage award, CAD $200 million (approximately $152 million) of which is our subsidiary’s portion, into a trust within 60 days.

In June 2015, our subsidiary commenced the appellate process with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make the payment into a trust. In August 2015, plaintiffs filed a motion for security with the Court of Appeal. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling, together with the Letourneau case, CAD 226 million (approximately $171 million). A hearing for the merits appeal is scheduled in November 2016. (See below for further detail.)

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
As of October 27, 2015, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•
69 cases brought by individual plaintiffs in Argentina (31), Brazil (21), Canada (2), Chile (8), Costa Rica (2), Greece (1), Italy (2), the Philippines (1) and Scotland (1), compared with 64 such cases on October 30, 2014, and 61 cases on October 30, 2013; and

•	11 cases brought on behalf of classes of individual plaintiffs in Brazil (2) and Canada (9), compared with 11 such cases on October 30, 2014 and 11 such cases on October 30, 2013.

In the first class action pending in Brazil, The Smoker Health Defense Association (ADESF) v. Souza Cruz, S.A. and Philip Morris Marketing, S.A., Nineteenth Lower Civil Court of the Central Courts of the Judiciary District of São Paulo, Brazil, filed July 25, 1995, our subsidiary and another member of the industry are defendants. The plaintiff, a consumer organization, is seeking damages for all addicted smokers and former smokers, and injunctive relief. In 2004, the trial court found defendants liable without hearing evidence and awarded “moral damages” of R$1,000 (approximately $260) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class was not estimated. Defendants appealed to the São Paulo Court of Appeals, which annulled the ruling in November 2008, finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In May 2011, the trial court dismissed the claim. Plaintiff appealed the decision. In February 2015, the appellate court unanimously dismissed plaintiff's appeal. In September 2015, plaintiff appealed to the Superior Court of Justice. In addition, the defendants filed a constitutional appeal to the Federal Supreme Tribunal on the basis that plaintiff did not have standing to bring the lawsuit. This appeal is still pending.

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

In the first class action pending in Canada, Cecilia Letourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, our subsidiary and other Canadian manufacturers (Imperial Tobacco Canada Ltd. and JTI-MacDonald Corp.) are defendants.  The plaintiff, an individual smoker, sought compensatory and punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005.  Trial began in March 2012 and concluded in December 2014. The trial court issued its judgment on May 27, 2015. The trial court found our subsidiary and two other Canadian manufacturers liable and awarded a total of CAD 131 million (approximately $99.6 million) in punitive damages, allocating CAD 46 million (approximately $35 million) to our subsidiary. The trial court found that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Consumer Protection Act by failing to warn adequately of the dangers of smoking. The trial court also found that defendants conspired to prevent consumers from learning the dangers of smoking. The trial court further held that these civil faults were a cause of the class members’ addiction. The trial court rejected other grounds of fault advanced by the class, holding that: (i) the evidence was insufficient to show that defendants marketed to youth, (ii) defendants’ advertising did not convey false information about the characteristics of cigarettes, and (iii) defendants did not commit a fault by using the descriptors light or mild for cigarettes with a lower tar delivery. The trial court estimated the size of the addiction class at 918,000 members but declined to award compensatory damages to the addiction class because the evidence did not establish the claims with sufficient accuracy. The trial court ordered defendants to pay the full punitive damage award into a trust within 60 days and found that a claims process to allocate the awarded damages to individual class members would be too expensive and difficult to administer. The trial court ordered a briefing on the proposed process for the distribution of sums remaining from the punitive damage award after payment of attorneys’ fees and legal costs. In June 2015, our subsidiary commenced the appellate process by filing its inscription of appeal of the trial court’s judgment with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust within 60 days notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make the payment into a trust within 60 days. In August 2015, plaintiffs filed a motion with the Court of Appeal seeking security in both the Letourneau case and the Blais case described below. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling CAD 226 million (approximately $171 million), in the form of cash into a court trust or letters of credit, in six equal consecutive quarterly installments of approximately CAD 37.6 million (approximately $28.5 million) beginning in December 2015 through March 2017. See the Blais description for further detail concerning the security order. The Court of Appeal has scheduled a hearing for the merits appeal in November 2016. Our subsidiary and PMI believe that the findings of liability and damages were incorrect and should ultimately be set aside on any one of many grounds, including the following: (i) holding that defendants violated Quebec law by failing to warn class members of the risks of smoking even after the court found that class members knew, or should have known, of the risks, (ii) finding that plaintiffs were not required to prove that defendants’ alleged misconduct caused injury to each class member in direct contravention of binding precedent, (iii) creating a factual presumption, without any evidence from class members or otherwise, that defendants’ alleged misconduct caused all smoking by all class members, (iv) holding that the addiction class members’ claims for punitive damages were not time-barred even though the case was filed more than three years after a prominent addiction warning appeared on all packages, and (v) awarding punitive damages to punish defendants without proper consideration as to whether punitive damages were necessary to deter future misconduct.

In the second class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, our subsidiary and other Canadian manufacturers (Imperial Tobacco Canada Ltd. and JTI-MacDonald Corp.) are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, sought compensatory and punitive damages for each member of the class who allegedly suffers from certain smoking-related diseases. The class was certified in 2005. Trial began in March 2012 and concluded in December 2014. The trial court issued its judgment on May 27, 2015. The trial court found our subsidiary and two other Canadian manufacturers liable and found that the class members’ compensatory damages totaled approximately CAD 15.5 billion, including pre-judgment interest (approximately $11.8 billion). The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion, including pre-judgment interest (approximately $2.36 billion)). In addition, the trial court awarded CAD 90,000 (approximately $68,000) in punitive damages, allocating CAD 30,000 (approximately $22,800) to our subsidiary and found that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking. The trial court also found that defendants conspired to prevent consumers from learning the dangers of smoking. The trial court further held that these civil faults were a cause of the class members’ diseases. The trial court rejected other grounds of fault advanced by the class, holding that: (i) the evidence was insufficient to show that defendants marketed to youth, (ii) defendants’ advertising did not convey false information about the characteristics of cigarettes, and (iii) defendants did not commit a fault by using the descriptors light or mild for cigarettes with a lower tar delivery. The trial court estimated the disease class at 99,957 members. The trial court ordered defendants to pay CAD 1 billion (approximately $760 million) of the compensatory damage award into a trust within 60 days, CAD $200 million (approximately $152 million) of which is our subsidiary’s portion and ordered briefing on a proposed claims process for the distribution of damages to individual class members and for payment of attorneys’ fees and legal costs. In June 2015, our subsidiary commenced the appellate process by filing its inscription of appeal of the trial court’s judgment with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust within 60 days notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make an initial payment within 60 days. In August 2015, plaintiffs filed a motion with the Court of Appeal seeking an order that defendants place irrevocable letters of credit totaling CAD 5 billion (approximately $3.8 billion) into trust, to secure the judgments in both the Letourneau and Blais cases. Plaintiffs subsequently withdrew their motion for security against JTI-MacDonald Corp. and proceeded only against our subsidiary and Imperial Tobacco

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Canada Ltd. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling CAD 226 million (approximately $171 million) to cover both the Letourneau and Blais cases. Such security may take the form of cash into a court trust or letters of credit, in six equal consecutive quarterly installments of approximately CAD 37.6 million (approximately $28.5 million) beginning in December 2015 through March 2017. The Court of Appeal ordered Imperial Tobacco Canada Ltd. to furnish security totaling CAD 758 million (approximately $574 million) in seven equal consecutive quarterly installments of approximately CAD 108 million (approximately $82 million) beginning in December 2015 through June 2017. The Court of Appeal ordered that the security is payable upon a final judgment of the Court of Appeal affirming the trial court’s judgment or upon further order of the Court of Appeal. The Court of Appeal has scheduled a hearing for the merits appeal in November 2016. Our subsidiary and PMI believe that the findings of liability and damages were incorrect and should ultimately be set aside on any one of many grounds, including the following: (i) holding that defendants violated Quebec law by failing to warn class members of the risks of smoking even after the court found that class members knew, or should have known, of the risks, (ii) finding that plaintiffs were not required to prove that defendants’ alleged misconduct caused injury to each class member in direct contravention of binding precedent, (iii) creating a factual presumption, without any evidence from class members or otherwise, that defendants’ alleged misconduct caused all smoking by all class members, (iv) relying on epidemiological evidence that did not meet recognized scientific standards, and (v) awarding punitive damages to punish defendants without proper consideration as to whether punitive damages were necessary to deter future misconduct.
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
As of October 27, 2015, there were 16 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Canada (10), Korea (1) and Nigeria (5), compared with 15 such cases on October 30, 2014 and 15 such cases on October 30, 2013.
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

In the tenth health care cost recovery case filed in Canada, Her Majesty the Queen in Right of the Province of Nova Scotia v. Rothmans, Benson & Hedges Inc., et al., Supreme Court of Nova Scotia, Canada, filed January 2, 2015, we, our subsidiaries, our indemnitees (PM USA and Altria), and other members of the industry are defendants. The claim was filed by the government of the province of Nova Scotia based on legislation enacted in the province that is similar to the laws enacted in several other Canadian provinces. The legislation authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” Defendants filed their defenses in July 2015. Discovery is scheduled to begin in 2017.
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

As of October 27, 2015, there were 3 lights cases brought by individual plaintiffs pending against our subsidiaries or indemnitees in Chile (2) and Italy (1), compared with 2 such cases on October 30, 2014, and 2 such cases on October 30, 2013.

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
As of October 27, 2015, there were 2 public civil actions pending against our subsidiaries in Argentina (1) and Venezuela (1), compared with 2 such cases on October 30, 2014, and 3 such cases on October 30, 2013.
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

PMI’s effective tax rates for the nine months and three months ended September 30, 2015 were 28.7% and 27.6%, respectively. PMI’s effective tax rates for the nine months and three months ended September 30, 2014 were 29.2% and 29.8%, respectively. PMI estimates that its full-year 2015 effective tax rate will be approximately 29%. The effective tax rate for the nine months ended September 30, 2015 was unfavorably impacted by changes to repatriation assertions on certain foreign subsidiary historical earnings ($58 million), partially offset by a reduction in unrecognized tax benefits of $13 million following the conclusion of the IRS examination of Altria's consolidated tax returns for the years 2007 and 2008. Prior to March 28, 2008, PMI was a wholly owned subsidiary of Altria. Excluding the effect of these items, the change in the effective tax rate for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, was primarily due to earnings mix by taxing jurisdiction and repatriation cost differences.
The effective tax rates are based on PMI’s full-year earnings mix projections by taxing jurisdiction and cash repatriation plans. Changes in earnings mix by taxing jurisdiction or in cash repatriation plans could have an impact on the effective tax rates, which PMI monitors each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.
PMI is regularly examined by tax authorities around the world and is currently under examination in a number of jurisdictions. The U.S. federal statute of limitations remains open for the years 2009 and onward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years.
It is reasonably possible that, within the next 12 months, certain tax examinations will close, which could result in a change in unrecognized tax benefits, along with related interest and penalties. An estimate of any possible change cannot be made at this time.

Note 11. Indebtedness:
Short-term Borrowings:
At September 30, 2015 and December 31, 2014, PMI’s short-term borrowings, consisting of commercial paper and bank loans to certain PMI subsidiaries, had a carrying value of $1,007 million and $1,208 million, respectively. The fair value of PMI’s short-term borrowings, based on current market interest rates, approximates carrying value.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Long-term Debt:
At September 30, 2015 and December 31, 2014, PMI’s long-term debt consisted of the following:

(in millions)	September 30, 2015	December 31, 2014
U.S. dollar notes, 1.125% to 6.375% (average interest rate 3.780%), due through 2044	$18,092	$17,229
Foreign currency obligations:
Euro notes, 1.750% to 5.750% (average interest rate 2.799%), due through 2033	7,634	9,161
Swiss franc notes, 0.750% to 2.000% (average interest rate 1.216%), due through 2024	1,720	1,690
Other (average interest rate 3.114%), due through 2024	454	167
	27,900	28,247
Less current portion of long-term debt	2,100	1,318
	$25,800	$26,929
Other foreign currency debt above includes mortgage debt in Switzerland and capital lease obligations at September 30, 2015 and December 31, 2014. Other foreign currency debt above also includes a bank loan in the Philippines at September 30, 2015.
PMI's debt issuances in the first nine months of 2015 were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity

U.S. dollar notes	(a)	$500	1.250%	August 2015	August 2017
U.S. dollar notes	(a)	$750	3.375%	August 2015	August 2025

(a) Interest on these notes is payable semi-annually in arrears beginning in February 2016.
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

At September 30, 2015, PMI's total committed credit facilities were as follows:

(in billions)

Type	Committed Credit Facilities
364-day revolving credit, expiring February 9, 2016	$2.0
Multi-year revolving credit, expiring February 28, 2020	2.5
Multi-year revolving credit, expiring October 25, 2016	3.5
Total facilities	$8.0

At September 30, 2015, there were no borrowings under these committed credit facilities, and the entire committed amounts were available for borrowing.

On October 1, 2015, PMI replaced its $3.5 billion multi-year revolving credit facility, expiring October 25, 2016, with a new $3.5 billion multi-year revolving credit facility, expiring October 1, 2020.

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
Debt
The fair value of PMI’s outstanding debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. The aggregate carrying value of PMI’s debt, excluding short-term borrowings and $13 million of capital lease obligations, was $27,887 million at September 30, 2015. The fair value of PMI’s outstanding debt, excluding the aforementioned short-term borrowings and capital lease obligations, has been classified within Level 1 and Level 2 in the table shown below.

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

The aggregate fair values of PMI’s derivative financial instruments, debt and contingent consideration as of September 30, 2015, were as follows:

(in millions)	Fair Value at September 30, 2015	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$571	$—	$571	$—
Total assets	$571	$—	$571	$—
Liabilities:
Debt	$29,513	$29,044	$469	$—
Foreign exchange contracts	110	—	110	—
Contingent consideration	15	—	—	15
Total liabilities	$29,638	$29,044	$579	$15

Note 13. Accumulated Other Comprehensive Losses:
PMI’s accumulated other comprehensive losses, net of taxes, consisted of the following:

(in millions)	At September 30, 2015	At December 31, 2014	At September 30, 2014
Currency translation adjustments	$(6,147)	$(3,929)	$(3,128)
Pension and other benefits	(2,854)	(3,020)	(1,968)
Derivatives accounted for as hedges	74	123	74
Total accumulated other comprehensive losses	$(8,927)	$(6,826)	$(5,022)

Reclassifications from Other Comprehensive Earnings

The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement are shown on the condensed consolidated statements of comprehensive earnings for the nine months and three months ended September 30, 2015 and 2014. For additional information, see Note 4. Benefit Plans and Note 6. Financial Instruments for disclosures related to PMI's pension and other benefits, and derivative financial instruments, respectively.

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

The effects of these derivative financial instrument assets and liabilities on PMI's condensed consolidated balance sheets were as follows:

(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Received/Pledged
						Net Amount

At September 30, 2015
Assets
Foreign exchange contracts	$571	$—	$571	$(96)	$(416)	$59
Liabilities
Foreign exchange contracts	$110	$—	$110	$(96)	$(4)	$10
At December 31, 2014
Assets
Foreign exchange contracts	$406	$—	$406	$(77)	$(306)	$23
Liabilities
Foreign exchange contracts	$151	$—	$151	$(77)	$(63)	$11

Note 15. Investments in Unconsolidated Subsidiaries:

At September 30, 2015 and December 31, 2014, PMI had total investments in unconsolidated subsidiaries of $919 million and $1,083 million, respectively, which were accounted for under the equity method of accounting. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses and movements in currency translation adjustments. The carrying value of our equity method investments at the acquisition date exceeded our share of the unconsolidated subsidiaries' book value by $1,417 million, including $1,264 million attributable to goodwill. The difference between the investment carrying value and the amount of underlying equity in net assets, excluding the $1,264 million attributable to goodwill, is being amortized on a straight-line basis over the underlying assets' estimated useful lives of 3 to 20 years. At September 30, 2015 and December 31, 2014, PMI received year-to-date dividends from unconsolidated subsidiaries of $87 million and $107 million, respectively.
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
At September 30, 2015 and December 31, 2014, PMI's investments in other unconsolidated subsidiaries were $43 million and $38 million, respectively, with ownership percentages ranging from 40% to 50%.
PMI’s earnings activity from unconsolidated subsidiaries was as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2015	2014	2015	2014
Net revenues	$3,269	$4,184	$1,051	$1,578

PMI’s balance sheet activity related to unconsolidated subsidiaries was as follows:

(in millions)	At September 30, 2015	At December 31, 2014

Receivables	$404	$407
Notes receivable	$107	$100
Other liabilities	$99	$93

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

Note 16. Acquisitions and Other Business Arrangements:

As announced in June 2015, PMI’s subsidiary PT HM Sampoerna Tbk. (“Sampoerna”), of which PMI held a 98.18% interest, is required to comply with the January 30, 2014 Indonesian Stock Exchange (“IDX”) regulation requiring all listed public companies to have at least a 7.5% public shareholding by January 30, 2016. In order to comply with this requirement, Sampoerna conducted a rights issue (the “Rights Issue”). The exercise price for the rights was set at Rp. 77,000, a 1.349% premium to the closing price on the IDX as of September 30, 2015. In connection with the Rights Issue, PT Philip Morris Indonesia (“PMID”), a fully consolidated subsidiary of PMI, sold 264,209,711 of the rights to third party investors. Delivery of the rights shares sold took place on October 26, 2015. The total net proceeds from the Rights Issue were approximately $1.5 billion at prevailing exchange rates on the closing date.

In June 2014, PMI acquired 100% of Nicocigs Limited, a leading U.K.-based e-vapor company, for the final purchase price of $103 million, net of cash acquired, with additional contingent payments of up to $77 million, primarily relating to performance targets over a three-year period. At September 30, 2015, the additional contingent payments were up to $46 million and will be resolved within the next two years. For additional information regarding this contingent consideration, see Note 12. Fair Value Measurements.

In September 2013, Grupo Carso, S.A.B. de C.V. ("Grupo Carso") sold to PMI its remaining 20% interest in PMI's Mexican tobacco business for $703 million. As a result, PMI now owns 100% of its Mexican tobacco business. A former director of PMI, whose term expired at the Annual Meeting of Shareholders in May 2015, had an affiliation with Grupo Carso. The final purchase price

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

was subject to an adjustment based on the actual performance of the Mexican tobacco business over the three-year period ending two fiscal years after the closing of the purchase. In May 2015, PMI received a payment of $113 million from Grupo Carso as the final purchase price adjustment. This resulted in a total net purchase price of $590 million. In addition, PMI agreed to pay a dividend of approximately $38 million to Grupo Carso related to the earnings of the Mexican tobacco business for the nine months ended September 30, 2013. In March 2014, the dividend was declared and paid. The purchase of the remaining 20% interest resulted in a net decrease to PMI's additional paid-in capital of $559 million.

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

Consolidated Operating Results for the Nine Months Ended September 30, 2015 – The changes in our reported diluted earnings per share (“diluted EPS”) for the nine months ended September 30, 2015, from the comparable 2014 amounts, were as follows:

	Diluted EPS	% Growth
For the nine months ended September 30, 2014	$3.73
2014 Asset impairment and exit costs	0.26
2014 Tax items	—
Subtotal of 2014 items	0.26
2015 Asset impairment and exit costs	—
2015 Tax items	0.01
Subtotal of 2015 items	0.01
Currency	(1.01)
Interest	(0.03)
Change in tax rate	(0.01)
Impact of lower shares outstanding and share-based payments	0.05
Operations	0.62
For the nine months ended September 30, 2015	$3.62	(2.9)%
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
Income Taxes – Our effective income tax rate for the nine months ended September 30, 2015 decreased by 0.5 percentage points to 28.7%. The effective tax rate for the nine months ended September 30, 2014 was unfavorably impacted by the 2014 asset impairment and exit costs related to the factory closures. The 2015 tax items that increased our diluted EPS by $0.01 per share in the table above represents a reduction in unrecognized tax benefits of $13 million following the conclusion of the IRS examination of Altria Group Inc.'s ("Altria") consolidated tax returns for the years 2007 and 2008. Prior to March 28, 2008, PMI was a wholly owned subsidiary of Altria. The change in tax rate that decreased our diluted EPS by $0.01 per share in the table above was primarily due to changes to repatriation assertions on certain foreign subsidiary historical earnings ($58 million), as well as earnings mix by taxing jurisdiction and repatriation cost differences. We estimate that our full-year 2015 effective tax rate will be approximately 29%.
Currency – The unfavorable currency impact during the reporting period results from the strengthening of the U.S. dollar, especially against the Australian dollar, Brazilian real, Canadian dollar, Euro, Indonesian rupiah, Japanese yen, Mexican peso, Russian ruble, Turkish lira and the Ukraine hryvnia. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Interest – The unfavorable impact of interest was due primarily to higher average debt levels, partially offset by lower average interest rates on debt.
Lower Shares Outstanding and Share-Based Payments – The favorable diluted EPS impact was due to the repurchase of our common stock in 2014 pursuant to our share repurchase program.

Operations – The increase in diluted EPS of $0.62 from our operations in the table above was due to the following segments:

•	EEMA: Higher pricing and favorable volume/mix, partially offset by higher marketing, administration and research costs and higher manufacturing costs;

•	European Union: Higher pricing and lower manufacturing costs, partially offset by higher marketing, administration and research costs and unfavorable volume/mix;

•	Latin America & Canada: Higher pricing, partially offset by unfavorable volume/mix and higher manufacturing costs; and

•	Asia: Higher pricing, partially offset by unfavorable volume/mix, higher manufacturing costs and higher marketing, administration and research costs.

Consolidated Operating Results for the Three Months Ended September 30, 2015 – The changes in our reported diluted EPS for the three months ended September 30, 2015, from the comparable 2014 amounts, were as follows:

	Diluted EPS	% Growth
For the three months ended September 30, 2014	$1.38
2014 Asset impairment and exit costs	0.01
2014 Tax items	—
Subtotal of 2014 items	0.01
2015 Asset impairment and exit costs	—
2015 Tax items	0.01
Subtotal of 2015 items	0.01
Currency	(0.37)
Interest	—
Change in tax rate	0.03
Impact of lower shares outstanding and share-based payments	—
Operations	0.19
For the three months ended September 30, 2015	$1.25	(9.4)%
Asset Impairment and Exit Costs – During the third quarter of 2014, we incurred an after tax asset impairment and exit charge of $0.01 per share related to factory closures in the Netherlands and Canada.
Income Taxes – Our effective income tax rate for the three months ended September 30, 2015 decreased by 2.2 percentage points to 27.6%. The 2015 tax items that increased our diluted EPS by $0.01 per share in the table above represents a reduction in unrecognized tax benefits of $13 million following the conclusion of the IRS examination of Altria's consolidated tax returns for the years 2007 and 2008. The change in tax rate that increased our diluted EPS by $0.03 per share in the table above was primarily due to earnings mix by taxing jurisdiction and repatriation cost differences.
Currency – The unfavorable currency impact during the reporting period results from the strengthening of the U.S. dollar, especially against the Euro, Japanese yen, Russian ruble and the Turkish lira. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Operations – The increase in diluted EPS of $0.19 from our operations in the table above was due primarily to the following segments:

•	EEMA: Higher pricing, partially offset by higher marketing, administration and research costs and unfavorable volume/mix;

•	European Union: Higher pricing and lower manufacturing costs, partially offset by higher marketing, administration and research costs and unfavorable volume/mix;

•	Latin America & Canada: Higher pricing, partially offset by unfavorable volume/mix, higher manufacturing costs and higher marketing, administration and research costs; and

•	Asia: Higher pricing and lower manufacturing costs, partially offset by unfavorable volume/mix.

For further details, see the “Consolidated Operating Results” and “Operating Results by Business Segment” sections of the following “Discussion and Analysis.”
2015 Forecasted Results - On October 15, 2015, we revised and narrowed, for currency and an improved business outlook, our 2015 full-year reported diluted EPS forecast to be in a range of $4.35 to $4.40, at prevailing exchange rates at that time, versus $4.76 in 2014. Excluding an unfavorable currency impact, at then-prevailing exchange rates, of approximately $1.22 per share for the full-year 2015, and the impact of the 2015 tax items of $0.01 per share recorded in the third quarter, the diluted EPS range represents a projected increase of 11% to 12% versus adjusted diluted earnings per share of $5.02 in 2014. This forecast includes incremental spending in 2015 versus 2014 in support of our Reduced-Risk Product, iQOS, including accelerated spending behind planned national expansions and city launches in 2015 and 2016, and to further reinforce the favorable momentum of our cigarette brand portfolio. This forecast does not include any share repurchases in 2015.

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

Discussion and Analysis
Consolidated Operating Results
See pages 75-79 for a discussion of our "Cautionary Factors That May Affect Future Results." Our cigarette volume, net revenues, excise taxes on products and operating companies income by segment were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2015	2014	2015	2014
Cigarette volume:
European Union	139,704	140,827	48,824	49,209
Eastern Europe, Middle East & Africa	217,815	213,428	79,265	77,252
Asia	213,167	218,806	67,786	72,352
Latin America & Canada	66,815	68,001	23,036	23,487
Total cigarette volume	637,501	641,062	218,911	222,300
Net revenues:
European Union	$18,909	$22,225	$6,633	$7,777
Eastern Europe, Middle East & Africa	14,915	16,347	5,492	6,111
Asia	14,683	14,515	4,880	4,943
Latin America & Canada	7,030	7,078	2,417	2,504
Net revenues	$55,537	$60,165	$19,422	$21,335
Excise taxes on products:
European Union	$12,988	$15,462	$4,592	$5,420
Eastern Europe, Middle East & Africa	9,055	9,621	3,394	3,677
Asia	8,399	7,790	2,896	2,711
Latin America & Canada	4,693	4,722	1,613	1,671
Excise taxes on products	$35,135	$37,595	$12,495	$13,479
Operating income:
Operating companies income:
European Union	$2,904	$2,875	$1,014	$1,186
Eastern Europe, Middle East & Africa	2,794	3,218	1,033	1,204
Asia	2,421	2,614	690	799
Latin America & Canada	849	734	294	267
Amortization of intangibles	(62)	(67)	(19)	(23)
General corporate expenses	(115)	(130)	(33)	(50)
Less:
Equity (income)/loss in unconsolidated subsidiaries, net	(69)	(74)	(20)	(38)
Operating income	$8,722	$9,170	$2,959	$3,345
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

Consolidated Operating Results for the Nine Months Ended September 30, 2015
The following discussion compares our consolidated operating results for the nine months ended September 30, 2015, with the nine months ended September 30, 2014.
Our cigarette shipment volume was down by 0.6%, excluding acquisitions, due to declines in:

•	European Union, mainly Italy, partly offset by France and Spain;

•	Asia, largely due to Japan, Korea, Pakistan and the Philippines; and

•	Latin America & Canada, mainly due to Argentina, Canada and Ecuador, partly offset by Mexico;
partially offset by growth in:

•	EEMA, driven principally by Egypt, Russia, Saudi Arabia and Turkey, partly offset by Kazakhstan and Ukraine.

For the nine months ended September 30, 2015, estimated net inventory movements were favorable, driven principally by Russia. Excluding these inventory movements, our total cigarette shipment volume decreased by 1.1%, and by the same percentage excluding acquisitions. For the full-year 2015, our cigarette shipment volume, excluding acquisitions, is forecast to decrease by 1.0% to 1.5%.

Our cigarette market share increased in a number of key markets, including Argentina, Austria, Belgium, Brazil, Colombia, Egypt, France, Germany, Hungary, Indonesia, Korea, Poland, Russia, Saudi Arabia, Spain and Switzerland.

Our cigarette shipment volume by brand is shown in the table below:

PMI Cigarette Shipment Volume by Brand (Million Units)
	Nine Months Year-to-Date
	2015	2014	Change
Marlboro	213,754	211,661	1.0%
L&M	73,402	69,110	6.2%
Parliament	33,372	35,166	(5.1)%
Bond Street	33,003	32,365	2.0%
Chesterfield	31,015	32,149	(3.5)%
Philip Morris	25,983	23,769	9.3%
Lark	22,034	22,662	(2.8)%
Others	204,938	214,180	(4.3)%
Total PMI	637,501	641,062	(0.6)%

For the nine months ended September 30, 2015, the increase in cigarette shipment volume of Marlboro reflected growth in: the European Union, notably France and Spain, partly offset by Italy and the United Kingdom; EEMA, notably Saudi Arabia and Turkey, partly offset by Algeria, Egypt and Ukraine; and Asia, notably the Philippines and Vietnam, partly offset by Indonesia, Japan and Korea. Cigarette shipment volume of Marlboro decreased in Latin America & Canada, mainly due to Argentina and Brazil, partly offset by Colombia.

The increase in cigarette shipment volume of L&M was driven predominantly by growth in EEMA, notably Egypt, Turkey and Ukraine, partly offset by Russia. The decrease in cigarette shipment volume of Parliament was primarily due to Japan, Kazakhstan, Korea and Ukraine, partly offset by Turkey. The increase in cigarette shipment volume of Bond Street was predominantly driven by Australia and Russia, partly offset by Kazakhstan and Ukraine. The decrease in cigarette shipment volume of Chesterfield was due to EEMA, mainly Russia, Turkey and Ukraine, partly offset by the European Union, mainly Italy, and by Latin America & Canada, mainly Mexico. The increase in cigarette shipment volume of Philip Morris primarily reflects the morphing of Diana in Italy, partly offset by the morphing to Lark in Japan. The decrease in cigarette shipment volume of Lark was predominantly due to Korea and Turkey, partly offset by Japan.

Our other tobacco products ("OTP") primarily include tobacco for roll-your-own and make-your-own cigarettes, pipe tobacco, cigars and cigarillos. Total shipment volume of OTP, in cigarette equivalent units, increased by 2.8%.

Total shipment volume for cigarettes and OTP, in cigarette equivalent units, decreased by 0.5%, excluding acquisitions.
Our net revenues and excise taxes on products were as follows:

	For the Nine Months Ended September 30,
(in millions)	2015	2014	Variance	%
Net revenues	$55,537	$60,165	$(4,628)	(7.7)%
Excise taxes on products	35,135	37,595	(2,460)	(6.5)%
Net revenues, excluding excise taxes on products	$20,402	$22,570	$(2,168)	(9.6)%

Net revenues, which include excise taxes billed to customers, decreased by $4.6 billion (7.7%). Excluding excise taxes, net revenues decreased by $2.2 billion (9.6%) to $20.4 billion. This decrease was due primarily to:

•	unfavorable currency ($3.6 billion) and

•	unfavorable volume/mix ($150 million), partly offset by

•	price increases ($1.6 billion).
Currency movements decreased net revenues by $10.2 billion and net revenues, excluding excise taxes on products by $3.6 billion. The $3.6 billion decrease was due primarily to the Argentine peso, Australian dollar, Brazilian real, Canadian dollar, Euro, Indonesian rupiah, Japanese yen, Mexican peso, Polish zloty, Russian ruble, Turkish lira and the Ukraine hryvnia.

Net revenues include $1,376 million in 2015 and $1,516 million in 2014 related to sales of OTP. These net revenue amounts include excise taxes billed to customers. Excluding excises taxes, net revenues for OTP were $505 million in 2015 and $563 million in 2014.

Excise taxes on products decreased by $2.5 billion (6.5%), due primarily to:

•	favorable currency ($6.6 billion), partly offset by

•	higher excise taxes resulting from changes in retail prices and tax rates ($4.1 billion).

Governments have consistently increased excise taxes in most of the markets in which we operate. As discussed under the caption “Business Environment,” we expect excise taxes to continue to increase.
Our cost of sales; marketing, administration and research costs; and operating income were as follows:

	For the Nine Months Ended September 30,
(in millions)	2015	2014	Variance	%
Cost of sales	$6,990	$7,804	$(814)	(10.4)%
Marketing, administration and research costs	4,628	5,026	(398)	(7.9)%
Operating income	8,722	9,170	(448)	(4.9)%

Cost of sales decreased $814 million (10.4%), due primarily to:

•	favorable currency ($1.0 billion), partly offset by

•	higher cost of sales resulting from volume/mix ($127 million) and

•	higher manufacturing costs ($94 million).

Marketing, administration and research costs decreased by $398 million (7.9%), due primarily to:

•	favorable currency ($610 million), partly offset by

•	higher expenses ($206 million, primarily higher marketing and selling expenses).

Operating income decreased by $448 million (4.9%). This decrease was due primarily to:

•	unfavorable currency ($2.0 billion),

•	unfavorable volume/mix ($277 million),

•	higher marketing, administration and research costs ($206 million) and

•	higher manufacturing costs ($94 million), partly offset by

•	price increases ($1.6 billion) and

•	the non-recurrence of the 2014 pre-tax charges for asset impairment and exit costs ($503 million, primarily related to the decision to discontinue cigarette production in the Netherlands).

Our effective tax rate decreased by 0.5 percentage points to 28.7%. We estimate that our full-year 2015 effective tax rate will be approximately 29%. The effective tax rate for the nine months ended September 30, 2015 was unfavorably impacted by changes to repatriation assertions on certain foreign subsidiary historical earnings ($58 million), partially offset by a reduction in unrecognized tax benefits of $13 million following the conclusion of the IRS examination of Altria's consolidated tax returns for the years 2007 and 2008. Prior to March 28, 2008, PMI was a wholly owned subsidiary of Altria. The effective tax rate is based on our full-year earnings mix by taxing jurisdiction and cash repatriation plans. Changes in our cash repatriation plans could have an impact on the effective tax rate, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

We are regularly examined by tax authorities around the world, and we are currently under examination in a number of jurisdictions. It is reasonably possible that within the next twelve months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible charge cannot be made at this time.

Net earnings attributable to PMI of $5.6 billion decreased by $257 million (4.4%). This decrease was due primarily to lower operating income as discussed above, partially offset by a lower effective tax rate. Diluted and basic EPS of $3.62 decreased by 2.9%. Excluding an unfavorable currency impact of $1.01, diluted EPS increased by 24.1%.
Consolidated Operating Results for the Three Months Ended September 30, 2015
The following discussion compares our consolidated operating results for the three months ended September 30, 2015, with the three months ended September 30, 2014.
Our cigarette shipment volume decreased by 1.5%, excluding acquisitions. The decline was principally due to Asia, mainly Indonesia, Japan and Pakistan.

For the three months ended September 30, 2015, estimated net inventory movements were slightly unfavorable, reflecting unfavorable distributor inventory movements in Japan. Excluding these inventory movements, our total cigarette shipment volume decreased by 1.1%, or by 1.2% excluding acquisitions.

Our cigarette market share increased in a number of key markets, including Argentina, Austria, Belgium, Brazil, Canada, Colombia, Egypt, France, Hungary, Korea, the Netherlands, Russia, Saudi Arabia, Spain, Switzerland, Turkey and the United Kingdom.

Our cigarette shipment volume by brand is shown in the table below:

PMI Cigarette Shipment Volume by Brand (Million Units)
	Third-Quarter
	2015	2014	Change
Marlboro	74,185	72,629	2.1%
L&M	26,179	23,956	9.3%
Parliament	12,289	12,859	(4.4)%
Bond Street	12,045	11,951	0.8%
Chesterfield	10,864	11,567	(6.1)%
Philip Morris	9,390	7,961	17.9%
Lark	7,320	8,956	(18.3)%
Others	66,639	72,421	(8.0)%
Total PMI	218,911	222,300	(1.5)%

For the three months ended September 30, 2015, the increase in cigarette shipment volume of Marlboro reflected growth in: the European Union, notably Spain, partly offset by Italy and the United Kingdom; EEMA, notably Saudi Arabia and Turkey, partly offset by Algeria, Egypt and Ukraine; and Asia, notably Japan, the Philippines and Vietnam, partly offset by Indonesia. Cigarette shipment volume of Marlboro decreased in Latin America & Canada, mainly due to Argentina and Brazil, partly offset by Mexico.

The increase in cigarette shipment volume of L&M was driven by growth in: the European Union, notably Portugal; EEMA, notably Egypt, Saudi Arabia and Turkey, partly offset by Russia; and Asia, mainly Thailand. The decrease in cigarette shipment volume of Parliament was primarily due to Kazakhstan, Korea, Russia and Ukraine. The increase in cigarette shipment volume of Bond Street was predominantly driven by Australia and Russia, partly offset by Kazakhstan and Ukraine. The decrease in cigarette shipment volume of Chesterfield was primarily due to the European Union, mainly Italy and Portugal, partly offset by Poland, and EEMA, mainly Russia and Ukraine. The increase in cigarette shipment volume of Philip Morris primarily reflects the morphing from Diana in Italy. The decrease in cigarette shipment volume of Lark was predominantly due to Japan, partly offset by Turkey.
Total shipment volume of OTP, in cigarette equivalent units, increased by 2.9%. Total shipment volume for cigarettes and OTP, in cigarette equivalent units, decreased by 1.4%, excluding acquisitions.
Our net revenues and excise taxes on products were as follows:

	For the Three Months Ended September 30,
(in millions)	2015	2014	Variance	%
Net revenues	$19,422	$21,335	$(1,913)	(9.0)%
Excise taxes on products	12,495	13,479	(984)	(7.3)%
Net revenues, excluding excise taxes on products	$6,927	$7,856	$(929)	(11.8)%

Net revenues, which include excise taxes billed to customers, decreased by $1.9 billion (9.0)%. Excluding excise taxes, net revenues decreased by $929 million (11.8)% to $6.9 billion. This decrease was due primarily to:

•	unfavorable currency ($1.4 billion) and

•	unfavorable volume/mix ($61 million), partly offset by

•	price increases ($522 million).

Currency movements decreased net revenues by $4.0 billion and net revenues, excluding excise taxes on products, by $1.4 billion. The $1.4 billion decrease was due primarily to the Argentine peso, Australian dollar, Brazilian real, Canadian dollar, Euro, Indonesian rupiah, Japanese yen, Mexican peso, Polish zloty, Russian ruble, Turkish lira and the Ukraine hryvnia.

Net revenues include $478 million in 2015 and $525 million in 2014 related to sales of OTP. These net revenue amounts include excise taxes billed to customers. Excluding excise taxes, net revenues for OTP were $173 million in 2015 and $195 million in 2014.

Excise taxes on products decreased by $984 million (7.3)%, due primarily to:

•	favorable currency ($2.7 billion), partly offset by

•	higher excise taxes resulting from changes in retail prices and tax rates ($1.5 billion) and

•	higher excise taxes resulting from volume/mix ($187 million).

Our cost of sales; marketing, administration and research costs; and operating income were as follows:

	For the Three Months Ended September 30,
(in millions)	2015	2014	Variance	%
Cost of sales	$2,383	$2,734	$(351)	(12.8)%
Marketing, administration and research costs	1,566	1,763	(197)	(11.2)%
Operating income	2,959	3,345	(386)	(11.5)%
Cost of sales decreased by $351 million (12.8%), due primarily to:

•	favorable currency ($410 million), and

•	lower manufacturing costs ($20 million), partly offset by

•	higher cost of sales resulting from volume/mix ($78 million).

Marketing, administration and research costs decreased by $197 million (11.2%), due primarily to:

•	favorable currency ($259 million), partly offset by

•	higher expenses ($63 million, primarily higher marketing and selling expenses).

Operating income decreased by $386 million (11.5%), due primarily to:

•	unfavorable currency ($719 million),

•	unfavorable volume/mix ($139 million) and

•	higher marketing, administration and research costs ($63 million), partly offset by

•	price increases ($522 million) and

•	lower manufacturing costs ($20 million).

Our effective tax rate decreased by 2.2 percentage points to 27.6%. The effective tax rate is based on our full-year earnings mix by taxing jurisdiction and cash repatriation plans. Changes in our cash repatriation plans could have an impact on the effective tax rate, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

Net earnings attributable to PMI of $1.9 billion decreased by $213 million (9.9%). This decrease was due primarily to lower operating income as discussed above, partially offset by a lower effective tax rate. Diluted and basic EPS of $1.25 decreased by 9.4%. Excluding an unfavorable currency impact of $0.37, diluted EPS increased by 17.4%.

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

In June 2014, two of our subsidiaries filed papers in the English High Court seeking judicial review of whether the Directive complies with existing EU Treaties. In November 2014, the English High Court referred the case to the Court of Justice of the European Union ("CJEU") and requested that the CJEU issue a judgment in advance of May 2016. In July 2014, the government of Poland filed a complaint with the CJEU challenging the validity of various provisions in the Directive that ban menthol cigarettes. The CJEU conducted hearings in both proceedings in September and October 2015. It is not possible to predict the outcome of these legal proceedings.

Plain Packaging: Plain packaging regulation bans the use of branding, logos and colors on packaging of tobacco products other than the brand name and variant, which may be printed only in specified locations and in a uniform font. Similarly, the brand name and variant may be printed on individual cigarettes only in specified locations and in a uniform font or not at all.

To date, only Australia has implemented plain packaging.

Ireland and the U.K. have adopted plain packaging legislation, with implementation scheduled to begin no later than May 2016 and full compliance at retail required as of May 2017. In Ireland, implementation is subject to a Ministerial Commencement Order, which has yet to be issued.

In May 2015, three of our subsidiaries filed papers in the English High Court seeking judicial review of the U.K.’s plain packaging legislation. The English High Court scheduled a hearing for December 2015. It is not possible to predict the outcome of these legal proceedings.

In other countries, including France, Hungary, New Zealand and Norway, proposals to implement plain packaging are in various stages of the legislative process. Additionally, several countries, including Finland and Turkey are considering plain packaging, but no legislative proposals have been published. It is not possible to predict whether any of these countries will implement plain packaging.

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

We oppose plain packaging because it expropriates our valuable intellectual property by taking away our trademarks and moves the industry much closer to a commodity business where there is no distinction among brands and, therefore, the ability to compete for adult smoker market share is greatly reduced. Several studies, including industry-commissioned studies as well as data released by Australian state governments, show that there is no sound basis to conclude that the implementation of plain packaging in Australia has had any impact on smoking prevalence among adults or youth. Data from Australia also appear to confirm that, since the implementation of plain packaging, down-trading to lower price and lower margin brands has accelerated and illicit trade has increased.

In the event any particular jurisdiction adopts plain packaging regulation, we will consider all available options, including litigation, to ensure the protection of our intellectual property.

Restrictions and Bans on the Use of Ingredients: Currently, the WHO and others in the public health community recommend restrictions or total bans on the use of some or all ingredients in tobacco products, including menthol. Some regulators have considered and rejected such proposals, while others have proposed and, in a few cases, adopted restrictions or bans. In particular, as mentioned above, the European Union has adopted a ban of characterizing flavors in tobacco products, subject to an exemption until May 2020 for menthol. Other countries may follow the EU’s approach. For instance, Turkey has adopted a ban of menthol as of May 2020. More sweeping ingredient bans have been adopted only by Canada and Brazil.

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

In March 2013, the Ministry of Public Health in Thailand issued a regulation mandating health warnings covering 85% of the front and back of cigarette packs. While a lower court suspended this requirement pending the outcome of legal challenges by two of our affiliates, Thailand’s Supreme Administrative Court subsequently overturned this order and allowed the regulation to be implemented during the pendency of our affiliates’ claims. The legal challenges by our affiliates are still pending. It is not possible to predict the outcome of these proceedings.

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

Restrictions on Public Smoking: The pace and scope of public smoking restrictions have increased significantly in most of our markets. Many countries around the world have adopted, or are likely to adopt, regulations that restrict or ban smoking in public and/or work places, restaurants, bars and nightclubs. Some public health groups have called for, and some countries, regional governments and municipalities have adopted or proposed, bans on smoking in outdoor places, as well as bans on smoking in cars (typically when minors are present) and private homes. The FCTC requires Parties to adopt restrictions on public smoking, and the guidelines call for broad bans in all indoor public places but limit their recommendations on private place smoking, such as in cars and private homes, to increased education on the risk of exposure to environmental tobacco smoke.

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

Regulators in some countries have also called for the exclusion of tobacco from certain basic provisions of trade and investment agreements. The Trans-Pacific Partnership Agreement (“TPP”) includes a provision that denies “investors,” as defined in the TPP, access to the Investor State Dispute Settlement Mechanism to challenge tobacco control measures. None of the twelve parties to this agreement have yet ratified it. If this carve-out enters into force, we believe it would constitute unfair discrimination against a legal industry, be at odds with fundamental principles of international trade and constitute a dangerous precedent for many other sectors.

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

Reduced-Risk Products: We use the term Reduced-Risk Products (“RRPs”) to refer to products with the potential to reduce individual risk and population harm in comparison to smoking combustible cigarettes.  Our RRPs are in various stages of development and commercialization, and we are conducting extensive and rigorous scientific studies to determine whether we can support claims for such products of reduced exposure to harmful and potentially harmful constituents in smoke, and ultimately claims of reduced disease risk, when compared to smoking combustible cigarettes.  Before making any such claims, we will rigorously evaluate the full set of data from the relevant scientific studies to determine whether they substantiate reduced exposure or risk.  Any such claims may also be subject to government review and approval, as is the case in the United States today. We draw upon a team of world-class scientists from a broad spectrum of scientific disciplines, and our efforts are guided by the following three key objectives:

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

Four RRP platforms are in various stages of development and commercialization readiness:

•
Platform 1, as discussed below, uses a precisely controlled heating device that we are commercializing under the iQOS brand name, into which a specially designed tobacco product under the Marlboro and HeatSticks brand names is inserted and heated to generate an aerosol. Six short-term clinical studies have been completed. The study results show a substantial reduction in relevant biomarkers of exposure to harmful or potentially harmful constituents in smoke (“HPHCs”) in adult consumers who switched to iQOS compared to adult consumers who continued to smoke cigarettes over a five-day period. The conduct phase of two three-month clinical reduced exposure studies conducted in Japan and the United States of America has also been completed, and the final reports are expected by year-end. The results of these studies show that compared to adult smokers who continued smoking, the reductions in 15 biomarkers of exposure to HPHCs measured in these studies for adult smokers who switched to iQOS approach those for the adult smokers who quit for the duration of the study. We also initiated a longer term clinical study in December 2014, with the first results anticipated in the second half of 2016.

•	Platform 2 uses a pressed carbon heat source to generate an aerosol by heating tobacco. Clinical testing of Platform 2 started in the second quarter of 2015.

•
Platform 3 is based on technology we acquired from Professor Jed Rose of Duke University and his co-inventors in May 2011. This product creates an aerosol of nicotine salt formed by the chemical reaction of nicotine with a weak organic acid. We are exploring two routes for this platform, one with electronics and one without. The product replicates the feel and ritual of smoking without tobacco and without burning. We have begun pre-clinical testing of this product and plan to begin clinical trials by the end of 2015.

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

In the United States of America, an established regulatory framework for assessing “Modified Risk Tobacco Products” exists under the jurisdiction of the Food and Drug Administration (“FDA”). We expect that future FDA actions are likely to influence the regulatory approach of other interested governments. Our assessment approach and the studies conducted to date reflect the rigorous evidentiary package contemplated in the FDA’s Draft Guidance for Modified Risk Tobacco Product Applications (2012). We have shared our approach and studies with the FDA’s Center for Tobacco Products. In parallel, we are engaging with regulators in several EU member states, as well as in a number of other countries. We plan to submit a Modified Risk Tobacco Product application for Platform 1 when we believe we have the evidentiary package contemplated in the Draft Guidance.

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

In 2014, we introduced the iQOS system in pilot city launches in Nagoya, Japan, and in Milan, Italy. We commenced national expansion in Japan in September 2015 and plan to expand in Italy this year. We launched iQOS in Switzerland in August 2015 and plan to launch the product in several other markets. To date, the product has not been marketed with claims of reduced risk.

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

In Germany, in October 2013, the Administrative District Office Munich, acting under the policy supervision of the Bavarian Ministry of Health and Environment, sent our German affiliate an order alleging that certain components of its Marlboro advertising campaign do not comply with the applicable tobacco advertising law, and requiring our affiliate to stop this particular campaign throughout Germany. Our affiliate filed a challenge in the Munich Administrative Court, which was granted in part and denied in part. At an appeals hearing in April 2014, before the Bavarian Higher Administrative Court, the parties agreed that our affiliate could continue the campaign with certain limitations on image visuals and text slogans for the duration of the court proceedings. In April 2015, the Administrative District Office Munich issued a revised order, which again required our affiliate to stop using core elements of this particular campaign within one to three months from the effective date of the order. Our affiliate again challenged the order in the Munich Administrative Court, and in October 2015, the first instance court nullified the order. The Administrative District Office Munich can appeal this decision.

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

As announced in June 2015, our subsidiary PT HM Sampoerna Tbk. (“Sampoerna”), of which we held a 98.18% interest, is required to comply with the January 30, 2014 Indonesian Stock Exchange (“IDX”) regulation requiring all listed public companies to have at least a 7.5% public shareholding by January 30, 2016. In order to comply with this requirement, Sampoerna conducted a rights issue (the “Rights Issue”). The exercise price for the rights was set at Rp. 77,000, a 1.349% premium to the closing price on the IDX as of September 30, 2015. In connection with the Rights Issue, PT Philip Morris Indonesia (“PMID”), a fully consolidated subsidiary of PMI, sold 264,209,711 of the rights to third party investors. Delivery of the rights shares sold took place on October 26, 2015. The total net proceeds from the Rights Issue were approximately $1.5 billion at prevailing exchange rates on the closing date.

In June 2014, we acquired 100% of Nicocigs Limited, a leading U.K.-based e-vapor company, for the final purchase price of $103 million, net of cash acquired, with additional contingent payments of up to $77 million, primarily relating to performance targets over a three-year period. As of September 30, 2015, the additional contingent payments were up to $46 million and will be resolved within the next two years. For additional information, see Note 12. Fair Value Measurements to our condensed consolidated financial statements. The effect of this acquisition was not material to our consolidated financial position, results of operations or cash flows in any of the periods presented.

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
Asset Impairment and Exit Costs

On April 4, 2014, we announced the initiation by our affiliate, Philip Morris Holland B.V. ("PMH"), of consultations with employee representatives on a proposal to discontinue cigarette production at its factory located in Bergen op Zoom, the Netherlands. PMH reached an agreement with the trade unions and their members on a social plan, and ceased cigarette production on September 1, 2014. In total, we have incurred a total pre-tax charge of approximately $549 million for the program. During 2014, we recorded pre-tax asset impairment and exit costs of $489 million. This amount included employee separation costs of $343 million, asset impairment costs of $139 million and other separation costs of $7 million. In addition, as part of the total program, approximately $60 million of pre-tax implementation costs, primarily related to notice period payments, have been reflected in cost of sales and marketing, administration and research costs in our consolidated statement of earnings, of which $50 million were recognized during 2014. Excluding asset impairment costs, substantially all of these charges will result in cash expenditures expected to be paid by the end of 2015.

Trade Policy

We are subject to various trade restrictions imposed by the United States of America and countries in which we do business (“Trade Sanctions”), including the trade and economic sanctions administered by the U.S. Department of the Treasury's Office of Foreign Assets Control and the U.S. Department of State. It is our policy to comply fully with these Trade Sanctions.

Tobacco products are agricultural products under U.S. law and are not technological or strategic in nature. From time to time we make sales in countries subject to Trade Sanctions, either where they do not apply to our business or pursuant to either exemptions or licenses granted under the applicable Trade Sanctions.

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

Operating Results – Nine Months and Three Months Ended September 30, 2015
The following discussion compares operating results within each of our reportable segments for the nine months and three months ended September 30, 2015, with the nine months and three months ended September 30, 2014.

European Union:

European Union	For the Nine Months Ended September 30,
(in millions)	2015	2014	Variance	%
Net revenues	$18,909	$22,225	$(3,316)	(14.9)%
Excise taxes on products	12,988	15,462	(2,474)	(16.0)%
Net revenues, excluding excise taxes on products	5,921	6,763	(842)	(12.5)%
Operating companies income	2,904	2,875	29	1.0%

For the nine months ended September 30, 2015, net revenues, which include excise taxes billed to customers, decreased by $3.3 billion. Excluding excise taxes, net revenues decreased by $842 million due primarily to:

•	unfavorable currency ($1.2 billion) and

•	unfavorable volume/mix ($30 million), partly offset by

•	price increases ($365 million).

The net revenues of the European Union segment include $1,090 million in 2015 and $1,250 million in 2014 related to sales of OTP. Excluding excise taxes, OTP net revenues for the European Union segment were $381 million in 2015 and $432 million in 2014.
Operating companies income increased by $29 million during the nine months ended September 30, 2015. This increase was due primarily to:

•	the non-recurrence of the 2014 pre-tax charge for asset impairment and exit costs ($472 million) related to the decision to discontinue cigarette production in the Netherlands,

•	price increases ($365 million) and

•	lower manufacturing costs ($36 million), partly offset by

•	unfavorable currency ($712 million),

•	higher marketing, administration and research costs ($84 million) and

•	unfavorable volume/mix ($43 million).

European Union	For the Three Months Ended September 30,
(in millions)	2015	2014	Variance	%
Net revenues	$6,633	$7,777	$(1,144)	(14.7)%
Excise taxes on products	4,592	5,420	(828)	(15.3)%
Net revenues, excluding excise taxes on products	2,041	2,357	(316)	(13.4)%
Operating companies income	1,014	$1,186	(172)	(14.5)%
For the three months ended September 30, 2015, net revenues decreased by $1.1 billion. Excluding excise taxes, net revenues decreased by $316 million due primarily to:

•	unfavorable currency ($422 million) and

•	unfavorable volume/mix ($12 million), partly offset by

•	price increases ($118 million).

The net revenues of the European Union segment include $377 million in 2015 and $431 million in 2014 related to sales of OTP. Excluding excise taxes, OTP net revenues for the European Union segment were $130 million in 2015 and $150 million in 2014.
Operating companies income decreased by $172 million during the three months ended September 30, 2015. This decrease was due primarily to:

•	unfavorable currency ($242 million),

•	higher marketing, administration and research costs ($31 million) and

•	unfavorable volume/mix ($19 million), partially offset by

•	price increases ($118 million) and

•	lower manufacturing costs ($19 million).

European Union - Industry Volume

The estimated total cigarette market in the European Union of 126.1 billion units decreased slightly by 0.1% in the third quarter and decreased by 1.5% to 347.9 billion units for the nine months year-to-date. The net impact of estimated trade inventory movements in the quarter and year-to-date was neutral. The decline of the estimated total cigarette market in both periods reflected, in certain key geographies, improving economies, a moderation in the level of illicit trade, lower out-switching to the fine cut category and a lower prevalence of e-vapor products. For the full year 2015, the estimated total cigarette market in the European Union is forecast to decrease by approximately 2.0%.

The estimated total OTP market in the European Union in the third quarter of 42.9 billion cigarette equivalent units increased by 0.7%, reflecting a larger total fine cut market, up by 1.1% to 37.5 billion cigarette equivalent units. For the nine months year-to-date, the estimated total OTP market in the European Union of 122.1 billion cigarette equivalent units decreased by 0.5%, reflecting a lower total fine cut market, down by 0.3% to 106.6 billion cigarette equivalent units.

European Union - Shipment Volume and Market Share

Cigarette shipment volume and market share performance by brand are shown in the tables below:

European Union Cigarette Shipment Volume by Brand (Million Units)
	Third-Quarter			Nine Months Year-to-Date
	2015	2014	Change	2015	2014	Change
Marlboro	23,824	23,681	0.6%	68,170	67,825	0.5%
L&M	8,957	8,711	2.8%	24,883	24,833	0.2%
Chesterfield	7,151	7,347	(2.7)%	20,361	20,255	0.5%
Philip Morris	4,040	2,638	53.1%	10,056	7,579	32.7%
Others	4,852	6,832	(29.0)%	16,234	20,335	(20.2)%
Total EU	48,824	49,209	(0.8)%	139,704	140,827	(0.8)%

European Union Cigarette Market Shares by Brand
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2015	2014	p.p.	2015	2014	p.p.
Marlboro	19.3%	19.1%	0.2	19.4%	19.2%	0.2
L&M	7.1%	7.0%	0.1	7.1%	7.0%	0.1
Chesterfield	5.8%	5.8%	—	5.8%	5.5%	0.3
Philip Morris	3.5%	3.4%	0.1	3.5%	3.6%	(0.1)
Others	3.9%	4.4%	(0.5)	4.1%	4.5%	(0.4)
Total EU	39.6%	39.7%	(0.1)	39.9%	39.8%	0.1

In the third quarter, our cigarette shipment volume of 48.8 billion units decreased by 0.8%, or by 0.2% excluding trade inventory movements, mainly in Italy and the United Kingdom, partly offset by Spain. Our cigarette market share decreased by 0.1 point to 39.6%, with gains, notably in France and Spain, mainly offset by Italy.

In the third quarter, our shipments of OTP of 6.2 billion cigarette equivalent units increased by 3.0%. Our total OTP market share increased by 0.4 points to 14.4%, reflecting a gain in the fine cut category.

For the nine months year-to-date, our cigarette shipment volume of 139.7 billion units decreased by 0.8%, or by 1.0% excluding trade inventory movements, notably due to Italy and the United Kingdom, partly offset by France and Spain. Market share increased by 0.1 point to 39.9%, with gains, notably in France, Germany and Spain, partly offset by Italy.

For the nine months year-to-date, our shipments of OTP of 17.7 billion cigarette equivalent units increased by 3.4%. Our total OTP market share increased by 0.3 points to 14.4%, reflecting a gain in the fine cut category.

European Union - Market Discussions

In France, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	France Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2015	2014	% / p.p.	2015	2014	% / p.p.
Total Cigarette Market (billion units)	11.8	11.7	1.1%	34.2	34.0	0.6%

PMI Shipments (million units)	4,746	4,770	(0.5)%	14,450	14,148	2.1%

PMI Cigarette Market Share
Marlboro	25.8%	24.7%	1.1	25.7%	25.1%	0.6
Philip Morris	9.2%	9.2%	—	9.5%	9.3%	0.2
Chesterfield	3.3%	3.4%	(0.1)	3.3%	3.4%	(0.1)
Others	2.9%	3.1%	(0.2)	2.9%	3.1%	(0.2)
Total	41.2%	40.4%	0.8	41.4%	40.9%	0.5

In the third quarter, the increase in the estimated total cigarette market reflected its general recovery since the second half of 2014 and a lower prevalence of e-vapor products. Excluding the net impact of inventory movements, our cigarette shipment volume increased by 2.7%, reflecting market share growth, driven by Marlboro, benefiting from a round retail price point of €7.00 per pack and the launch of Marlboro 25s. The estimated total industry fine cut category of 3.8 billion cigarette equivalent units increased by 9.6%. Our market share of the category decreased by 1.1 points to 24.6%.

For the nine months year-to-date, the increase in the estimated total cigarette market was mainly driven by the same dynamics as in the quarter. Excluding the net impact of inventory movements, our cigarette shipment volume increased by 1.7%, reflecting market share growth, notably of premium brands Marlboro and Philip Morris. The estimated total industry fine cut category of 10.9 billion cigarette equivalent units increased by 7.4%. Our market share of the category decreased by 1.2 points to 24.9%.

In Germany, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Germany Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2015	2014	% / p.p.	2015	2014	% / p.p.
Total Cigarette Market (billion units)	21.8	21.6	1.0%	59.9	60.7	(1.4)%

PMI Shipments (million units)	7,633	7,583	0.7%	22,134	22,023	0.5%

PMI Cigarette Market Share
Marlboro	20.8%	20.8%	—	21.9%	21.5%	0.4
L&M	11.2%	11.2%	—	12.0%	11.6%	0.4
Chesterfield	1.6%	1.6%	—	1.7%	1.7%	—
Others	1.4%	1.5%	(0.1)	1.4%	1.5%	(0.1)
Total	35.0%	35.1%	(0.1)	37.0%	36.3%	0.7

In the third quarter, the increase in the estimated total cigarette market principally reflected a lower prevalence of illicit trade. The estimated total industry fine cut category of 10.8 billion cigarette equivalent units increased by 1.2%. Our market share of the category decreased by 0.8 points to 12.2%.

For the nine months year-to-date, the decline of the estimated total cigarette market was partly due to the annualized impact of price increases, partly offset by a lower prevalence of illicit trade. The increase in our market share was driven by Marlboro, mainly reflecting the positive impact of the new Architecture 2.0, and L&M, benefiting from a rounded retail price point of €5.00 per pack of 19s. The estimated total industry fine cut category of 30.4 billion cigarette equivalent units decreased by 1.5%. Our market share of the category decreased by 0.3 points to 12.7%.

In Italy, estimated industry size, PMI cigarette shipment volume and market share performance are shown in the table below.

	Italy Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2015	2014	% / p.p.	2015	2014	% / p.p.
Total Cigarette Market (billion units)	20.1	20.1	0.3%	55.5	56.1	(1.0)%

PMI Shipments (million units)	10,148	10,791	(6.0)%	30,362	31,260	(2.9)%

PMI Cigarette Market Share
Marlboro	24.3%	25.2%	(0.9)	24.2%	25.2%	(1.0)
Chesterfield	11.2%	10.9%	0.3	10.8%	8.9%	1.9
Philip Morris	9.5%	10.2%	(0.7)	9.8%	11.1%	(1.3)
Others	8.7%	9.5%	(0.8)	9.1%	9.6%	(0.5)
Total	53.7%	55.8%	(2.1)	53.9%	54.8%	(0.9)

In the third quarter, the increase in the estimated total cigarette market was driven by favorable trade inventory movements. Excluding these inventory movements, the total cigarette market decreased slightly by an estimated 0.1%, reflecting the impact of the tax-driven price increases in January 2015 and out-switching to less expensive OTP categories, particularly fine cut, partly offset by a lower prevalence of illicit trade and e-vapor products. Excluding the net impact of inventory movements, our cigarette shipment volume decreased by 3.6%, reflecting market share loss, notably of Marlboro, largely due to its price increase in the first quarter of 2015 to €5.20 per pack from its round retail price point of €5.00 per pack, and Philip Morris, including the morphed Diana that had been impacted by the growth of the super-low price segment. The estimated total industry fine cut category of 1.7 billion cigarette equivalent units increased by 5.9%. Our market share of the category decreased by 0.2 points to 41.0%.

For the nine months year-to-date, the decline of the estimated total cigarette industry was due to the same dynamics as in the quarter. Excluding the net impact of inventory movements, our cigarette shipment volume decreased by 2.6%, mainly reflecting market share loss, notably of Marlboro and Philip Morris, largely due to the same dynamics as in the quarter, partly offset by Chesterfield, reflecting the annualized impact of the brand's repositioning into the super-low price segment. The estimated total industry fine cut category of 4.8 billion cigarette equivalent units increased by 5.4%. Our market share of the category decreased by 0.2 points to 41.3%.

In Poland, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Poland Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2015	2014	% / p.p.	2015	2014	% / p.p.
Total Cigarette Market (billion units)	11.6	11.3	2.5%	31.9	32.9	(2.9)%

PMI Shipments (million units)	4,734	4,620	2.5%	12,757	12,780	(0.2)%

PMI Cigarette Market Share
Marlboro	11.4%	11.4%	—	11.2%	10.9%	0.3
L&M	18.0%	18.7%	(0.7)	17.8%	17.7%	0.1
Chesterfield	8.6%	7.9%	0.7	8.4%	7.6%	0.8
Others	2.9%	2.9%	—	2.6%	3.4%	(0.8)
Total	40.9%	40.9%	—	40.0%	39.6%	0.4

In the third quarter, the increase in the estimated total cigarette market was driven by favorable trade inventory movements. Excluding these inventory movements, the total cigarette market decreased by an estimated 0.2%, reflecting the impact of price increases partially offset by a lower prevalence of e-vapor products. The estimated total industry fine cut category of 1.0 billion cigarette equivalent units increased by 11.3%. Our market share of the category decreased by 1.7 points to 31.6%.

For the nine months year-to-date, the decrease in the estimated total cigarette market benefited from favorable trade inventory movements. Excluding these inventory movements, the total cigarette market decreased by an estimated 4.0%, reflecting the impact of price increases and an increase in the prevalence of illicit products. While our cigarette shipment volume decreased, reflecting a lower total market, market share was up, driven by Marlboro, partly reflecting the positive impact of the new Architecture 2.0, and Chesterfield, benefiting from its round corner box super-slims variants, partly offset by declines from super-low price brands. The estimated total industry fine cut category of 3.1 billion cigarette equivalent units increased by 7.1%. Our market share of the category decreased by 1.7 points to 32.8%.

In Spain, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Spain Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2015	2014	% / p.p.	2015	2014	% / p.p.
Total Cigarette Market (billion units)	13.1	13.0	0.9%	35.4	35.8	(1.2)%

PMI Shipments (million units)	4,173	3,771	10.7%	11,861	11,295	5.0%

PMI Cigarette Market Share
Marlboro	17.7%	16.4%	1.3	16.9%	15.8%	1.1
Chesterfield	8.8%	9.0%	(0.2)	9.1%	9.2%	(0.1)
L&M	5.7%	6.0%	(0.3)	5.8%	6.1%	(0.3)
Others	1.8%	1.2%	0.6	1.5%	0.9%	0.6
Total	34.0%	32.6%	1.4	33.3%	32.0%	1.3

In the third quarter, the increase in the estimated total cigarette market was driven by favorable trade inventory movements. Excluding these inventory movements, the total cigarette market was estimated to be flat, reflecting the impact of price increases in the second half of 2014 and the first quarter of 2015, partly offset by an improving economy, and a lower prevalence of illicit trade and e-vapor products. For the nine months year-to-date, excluding trade inventory movements, the total cigarette market decreased by an estimated 0.6%, reflecting the same dynamics as in the quarter. Excluding inventory movements, our cigarette shipment volume increased by 5.9% in the quarter and by 3.0% year-to-date. The increase in our market share in the quarter and year-to-date was driven mainly by Marlboro, benefiting from a round price point in the vending channel, the new Architecture 2.0, and an improving economy. In the third quarter, the estimated total industry fine cut category of 2.5 billion cigarette equivalent units decreased by 2.4%. Our market share of the fine cut category decreased by 1.7 points to 12.9%. For the nine months year-to-date, the estimated total industry fine cut category of 7.2 billion cigarette equivalent units decreased by 1.8%. Our market share of the fine cut category decreased by 1.3 points to 13.6%.

Eastern Europe, Middle East & Africa:

Eastern Europe, Middle East & Africa	For the Nine Months Ended September 30,
(in millions)	2015	2014	Variance	%
Net revenues	$14,915	$16,347	$(1,432)	(8.8)%
Excise taxes on products	9,055	9,621	(566)	(5.9)%
Net revenues, excluding excise taxes on products	5,860	6,726	(866)	(12.9)%
Operating companies income	2,794	3,218	(424)	(13.2)%

For the nine months ended September 30, 2015, net revenues, which include excise taxes billed to customers, decreased by $1.4 billion. Excluding excise taxes, net revenues decreased by $866 million due primarily to:

•	unfavorable currency ($1.5 billion), partly offset by

•	price increases ($501 million) and

•	favorable volume/mix ($96 million).

Operating companies income decreased by $424 million during the nine months ended September 30, 2015. This decrease was due primarily to:

•	unfavorable currency ($843 million),

•	higher marketing, administration and research costs ($94 million) and

•	higher manufacturing costs ($32 million), partially offset by

•	price increases ($501 million),

•	higher equity income in unconsolidated subsidiaries ($27 million) and

•	favorable volume/mix ($18 million).

Eastern Europe, Middle East & Africa	For the Three Months Ended September 30,
(in millions)	2015	2014	Variance	%
Net revenues	$5,492	$6,111	$(619)	(10.1)%
Excise taxes on products	3,394	3,677	(283)	(7.7)%
Net revenues, excluding excise taxes on products	2,098	2,434	(336)	(13.8)%
Operating companies income	1,033	$1,204	(171)	(14.2)%

For the three months ended September 30, 2015, net revenues decreased by $619 million. Excluding excise taxes, net revenues decreased by $336 million due to:

•	unfavorable currency ($555 million), partly offset by

•	price increases ($190 million) and

•	favorable volume/mix ($29 million).

Operating companies income decreased by $171 million during the three months ended September 30, 2015. This decrease was due primarily to:

•	unfavorable currency ($319 million),

•	higher marketing, administration and research costs ($27 million) and

•	unfavorable volume/mix ($17 million), partly offset by

•	price increases ($190 million).

Eastern Europe Middle East & Africa - PMI Cigarette Shipment Volume

In the third quarter, our cigarette shipment volume of 79.3 billion units increased by 2.6%, or by 2.5% excluding acquisitions. The increase in our cigarette shipment volume in the third quarter was mainly driven by Egypt, Russia, Saudi Arabia and Turkey, partly offset by Kazakhstan and Ukraine. Our cigarette shipment volume of premium brands decreased by 0.8%, mainly due to: Parliament, down by 3.7% to 9.4 billion units, primarily due to Kazakhstan, Russia and Ukraine, partly offset by Marlboro, up by 1.1% to 23.1 billion units, principally driven by Saudi Arabia, and Turkey, partly offset by Algeria, Egypt and Ukraine. Our cigarette shipment volume of L&M increased by 14.4% to 14.3 billion units, driven by Egypt, Saudi Arabia and Turkey, partially offset by Russia.

For the nine months year-to-date, our cigarette shipment volume of 217.8 billion units increased by 2.1%, or by 2.0% excluding acquisitions, driven by the same markets as in the quarter. Our cigarette shipment volume of premium brands increased by 0.9%, mainly driven by: Marlboro, up by 2.2% to 64.5 billion units, driven notably by Saudi Arabia and Turkey, partly offset by Egypt and Ukraine; partly offset by Parliament, down by 1.2% to 25.6 billion units, mainly due to Kazakhstan and Ukraine, partly offset by Turkey. Our cigarette shipment volume of L&M increased by 11.3% to 39.8 billion units, driven by Egypt, Turkey and Ukraine, partly offset by Russia.

Eastern Europe Middle East & Africa - Market Discussions

In North Africa (defined as Algeria, Egypt, Libya, Morocco and Tunisia), estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	North Africa Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2015	2014	% / p.p.	2015	2014	% / p.p.
Total Cigarette Market (billion units)	33.3	34.7	(3.9)%	101.3	105.3	(3.8)%

PMI Shipments (million units)	9,928	9,275	7.0%	27,936	27,035	3.3%

PMI Cigarette Market Share
Marlboro	14.0%	15.2%	(1.2)	14.1%	14.8%	(0.7)
L&M	13.5%	9.4%	4.1	11.5%	8.6%	2.9
Others	2.8%	1.7%	1.1	2.2%	1.9%	0.3
Total	30.3%	26.3%	4.0	27.8%	25.3%	2.5

In the third quarter, the decline of the estimated total market was principally due to Egypt, reflecting the impact of excise tax-driven price increases in July 2014 and February 2015, partly offset by Libya, Morocco and Tunisia. For the nine months year-

to-date, the estimated total market decreased by 3.8%, due to Algeria, Egypt and Morocco, partly offset by Libya and Tunisia. The increase in our cigarette shipment in the third quarter and for the nine months year-to-date was primarily driven by Egypt, reflecting higher market share, mainly of L&M, resulting from improved territorial coverage and brand building activities, partly offset by lower shipments of Marlboro mainly due to lower market share in Algeria and Egypt.

In Russia, estimated industry size, our cigarette shipment volume and market share performance, as measured by Nielsen, are shown in the table below.

	Russia Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2015	2014	% / p.p.	2015	2014	% / p.p.
Total Cigarette Market (billion units)	80.5	84.4	(4.6)%	219.3	232.7	(5.7)%

PMI Shipments (million units)	23,742	22,960	3.4%	65,826	63,455	3.7%

PMI Cigarette Market Share
Marlboro	1.4%	1.5%	(0.1)	1.4%	1.6%	(0.2)
Parliament	3.9%	3.8%	0.1	3.9%	3.7%	0.2
Bond Street	8.6%	7.7%	0.9	8.2%	7.4%	0.8
Others	14.8%	14.4%	0.4	14.6%	14.4%	0.2
Total	28.7%	27.4%	1.3	28.1%	27.1%	1.0

In the quarter and year-to-date, the decline of the estimated total cigarette market was mainly due to the unfavorable impact of tax-driven prices increases and lower consumer purchasing power as a result of a weak economy. For the full-year 2015, the estimated total cigarette market in Russia is forecast to decrease by approximately 7.0%.

The increase in our cigarette shipment volume in the third quarter and nine months year-to-date was mainly driven by market share growth, primarily by low-price Bond Street, notably its Compact 7.0 variant, and super-low price Next.

In Turkey, estimated industry size, our cigarette shipment volume and market share performance, as measured by Nielsen, are shown in the table below.

	Turkey Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2015	2014	% / p.p.	2015	2014	% / p.p.
Total Cigarette Market (billion units)	29.4	26.3	11.8%	75.1	68.5	9.6%

PMI Shipments (million units)	14,150	12,514	13.1%	35,433	33,719	5.1%

PMI Cigarette Market Share
Marlboro	9.8%	8.7%	1.1	9.4%	8.6%	0.8
Parliament	11.8%	11.6%	0.2	11.7%	11.0%	0.7
Lark	7.7%	8.4%	(0.7)	7.5%	9.4%	(1.9)
Others	14.8%	14.5%	0.3	15.0%	15.0%	—
Total	44.1%	43.2%	0.9	43.6%	44.0%	(0.4)

In the third quarter and for the nine months year-to-date, the increase in the estimated total cigarette market mainly reflected a significantly lower prevalence of illicit trade. The increase in our cigarette shipment volume in the third quarter was mainly due to a higher total market and market share, driven by Marlboro, notably its Touch 7.0 variants, and Parliament, benefiting from the growth of Parliament Night Blue KS, the leading SKU sold on the market, and from up-trading from the mid-price segment, partly offset by low-price Lark, reflecting the impact of price repositioning by our principal competitor in May 2014. The decrease in our market share year-to-date was mainly due to low-price Lark, partly offset by Marlboro and Parliament, with "Others," notably including L&M and Muratti, flat.

In Ukraine, estimated industry size, our cigarette shipment volume and market share performance, as measured by Nielsen, are shown in the table below.

	Ukraine Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2015	2014	% / p.p.	2015	2014	% / p.p.
Total Cigarette Market (billion units)	18.8	18.3	2.4%	52.4	53.0	(1.2)%

PMI Shipments (million units)	4,704	6,484	(27.5)%	14,382	17,772	(19.1)%

PMI Cigarette Market Share
Marlboro	3.5%	4.8%	(1.3)	4.0%	5.0%	(1.0)
Parliament	2.8%	3.2%	(0.4)	2.9%	3.2%	(0.3)
Bond Street	8.3%	8.9%	(0.6)	8.1%	9.1%	(1.0)
Others	14.7%	15.9%	(1.2)	15.6%	15.5%	0.1
Total	29.3%	32.8%	(3.5)	30.6%	32.8%	(2.2)

In the third quarter, the increase in the estimated total market was mainly driven by favorable net inventory movements compared to the third quarter of 2014, reflecting estimated trade inventory deloading following excise tax-driven price increases in July 2014. Excluding net inventory movements, the total cigarette market decreased by an estimated 2.9% in the quarter and was essentially flat year-to-date, reflecting lower consumer purchasing power as a result of a weak economy, and continued business disruption due to the political instability in the east of the country, partly offset by a lower prevalence of illicit trade. The decrease in our cigarette shipment volume in the third quarter and nine months year-to-date largely reflected lower market share. The decrease in our market share in the quarter and year-to-date was primarily due to Marlboro, reflecting the impact of lower consumer purchasing power, and Bond Street, mainly resulting from competitive price pressure in the low price segment.

Asia:

Asia	For the Nine Months Ended September 30,
(in millions)	2015		2014	Variance	%
Net revenues	$14,683		$14,515	$168	1.2%
Excise taxes on products	8,399	10,527	7,790	609	7.8%
Net revenues, excluding excise taxes on products	6,284		6,725	(441)	(6.6)%
Operating companies income	2,421		2,614	(193)	(7.4)%

For the nine months ended September 30, 2015, net revenues, which include excise taxes billed to customers, increased by $168 million. Excluding excise taxes, net revenues decreased by $441 million due to:

•	unfavorable currency ($625 million) and

•	unfavorable volume/mix ($145 million), partly offset by

•	price increases ($329 million).

Operating companies income decreased by $193 million during the nine months ended September 30, 2015. This decrease was due primarily to:

•	unfavorable currency ($298 million),

•	unfavorable volume/mix ($174 million),

•	higher manufacturing costs ($42 million) and

•	higher marketing, administration and research costs ($30 million), partly offset by

•	price increases ($329 million) and

•	the non-recurrence of the 2014 pre-tax charges for asset impairment and exit costs ($24 million) due to the factory closure in Australia.

Asia	For the Three Months Ended September 30,
(in millions)	2015	2014	Variance	%
Net revenues	$4,880	$4,943	$(63)	(1.3)%
Excise taxes on products	2,896	2,711	185	6.8%
Net revenues, excluding excise taxes on products	1,984	2,232	(248)	(11.1)%
Operating companies income	690	799	(109)	(13.6)%

For the three months ended September 30, 2015, net revenues decreased by $63 million. Excluding excise taxes, net revenues decreased by $248 million due to:

•	unfavorable currency ($268 million) and

•	unfavorable volume/mix ($53 million), partly offset by

•	price increases ($73 million).

Operating companies income decreased by $109 million during the three months ended September 30, 2015. This decrease was due primarily to:

•	unfavorable currency ($122 million) and

•	unfavorable volume/mix ($75 million), partly offset by

•	price increases ($73 million) and

•	lower manufacturing costs ($18 million).

Asia - PMI Cigarette Shipment Volume

In the third quarter, our cigarette shipment volume of 67.8 billion units decreased by 6.3%, largely due to: Indonesia, mainly reflecting a lower estimated total market; a lower estimated total market and share in Japan; and Pakistan, reflecting a lower estimated total market resulting from trade inventory deloading following the June 2015 excise tax increase coupled with an increase in the prevalence of illicit trade, and lower market share. Excluding unfavorable inventory movements in Japan, our cigarette shipment volume decreased by 5.1%.

In the third quarter, our cigarette shipment volume of Marlboro of 18.3 billion units increased by 7.7%, predominantly driven by Japan, the Philippines and Vietnam, partly offset by Indonesia. Cigarette shipment volume of Parliament of 2.6 billion units decreased by 7.4%, due to Korea, partly offset by Japan. Cigarette shipment volume of Lark of 4.3 billion units decreased by 30.1% reflecting the timing of shipments in Japan compared to the third quarter of 2014.

For the nine months year-to-date, our cigarette shipment volume of 213.2 billion units decreased by 2.6%, mainly due to Japan, Korea, Pakistan and the Philippines.

For the nine months year-to-date, our cigarette shipment volume of Marlboro of 55.2 billion units increased by 1.3%, mainly driven by the Philippines and Vietnam, partly offset by Indonesia, Japan and Korea. Cigarette shipment volume of Parliament of 6.9 billion units decreased by 17.5%, due to Japan and Korea. Cigarette shipment volume of Lark of 14.5 billion units increased by 0.5%, driven by Japan, partly offset by Korea.

Asia - Market Discussions
In Indonesia, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Indonesia Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2015	2014	% / p.p.	2015	2014	% / p.p.
Total Cigarette Market (billion units)	75.4	78.8	(4.2)%	232.3	235.0	(1.1)%

PMI Shipments (million units)	26,552	27,686	(4.1)%	81,895	81,820	0.1%

PMI Cigarette Market Share
Sampoerna A	15.0%	14.6%	0.4	15.0%	14.3%	0.7
Dji Sam Soe	7.2%	6.6%	0.6	7.1%	6.2%	0.9
U Mild	4.8%	5.4%	(0.6)	4.9%	5.4%	(0.5)
Others	8.2%	8.6%	(0.4)	8.2%	8.9%	(0.7)
Total	35.2%	35.2%	—	35.2%	34.8%	0.4

In the third quarter and nine months year-to-date, the decline of the estimated total cigarette market was mainly due to a soft economic environment. For the full year 2015, the estimated total cigarette market is forecast to be flat.

The decline in our cigarette shipment volume in the third quarter mainly reflected U Mild's crossing a critical price point ahead of competition earlier in the year, and the impact of the softer macro-economic environment. Our market share in the third quarter and nine months year-to-date was driven by a strong performance from our machine-made kretek brands, notably Sampoerna A, Dji Sam Soe Magnum and Dji Sam Soe Magnum Blue, partly offset by U Mild and a decline in our hand-rolled kretek portfolio, notably due to Sampoerna Hijau in "Others," down by 0.3 points to 2.9% in the quarter, largely reflecting the decline of the total segment. While Marlboro's market share was flat at 5.1%, its share of the “white” cigarettes segment, which represented 6.4% of the total cigarette market, increased by 2.0 points to 80.8%. While the machine-made kretek segment, representing 75.2% of the total cigarette market, increased by 1.4 points, our share of the segment decreased by 0.3 points to 30.1%. Although the hand-rolled kretek segment, representing 18.5% of the total cigarette market, decreased by 1.3 points, our share of the segment increased by 1.6 points to 40.3%.

In Japan, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Japan Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2015	2014	% / p.p.	2015	2014	% / p.p.
Total Cigarette Market (billion units)	47.2	48.0	(1.5)%	135.8	138.8	(2.2)%

PMI Shipments (million units)	10,796	12,179	(11.4)%	36,194	37,416	(3.3)%

PMI Cigarette Market Share
Marlboro	11.3%	11.6%	(0.3)	11.4%	11.6%	(0.2)
Parliament	2.3%	2.3%	—	2.3%	2.2%	0.1
Lark	10.0%	10.0%	—	10.0%	9.9%	0.1
Others	1.7%	2.0%	(0.3)	1.7%	2.2%	(0.5)
Total	25.3%	25.9%	(0.6)	25.4%	25.9%	(0.5)

In the third quarter and for the nine months year-to-date, the decrease of the estimated total cigarette market moderated to 1.5% and 2.2%, respectively. For the full-year 2015, the estimated total cigarette market in Japan is forecast to decrease by 2.5% to 3.0%.

The decrease of our cigarette shipment volume in the third quarter was primarily due to unfavorable distributor inventory movements. Excluding inventory movements, our total cigarette shipment volume decreased by 3.7% in the quarter and by 3.8% year-to-date, mainly reflecting a lower total market and market share.

In Korea, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Korea Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2015	2014	% / p.p.	2015	2014	% / p.p.
Total Cigarette Market (billion units)	20.3	24.6	(17.1)%	51.0	66.4	(23.1)%

PMI Shipments (million units)	4,163	4,630	(10.1)%	10,352	12,860	(19.5)%

PMI Cigarette Market Share
Marlboro	9.4%	7.4%	2.0	9.3%	7.6%	1.7
Parliament	6.8%	6.7%	0.1	6.9%	7.0%	(0.1)
Virginia S.	3.6%	3.8%	(0.2)	3.7%	4.0%	(0.3)
Others	0.6%	0.7%	(0.1)	0.5%	0.7%	(0.2)
Total	20.4%	18.6%	1.8	20.4%	19.3%	1.1

In the third quarter and for the nine months year-to-date, the decline of the estimated total cigarette market reflected the impact of the January 2015 excise tax increase and related retail price increases. Excluding the impact of estimated inventory movements associated with the timing of the excise tax increase, the total cigarette market declined by approximately 12% and 17% in the quarter and year-to-date, respectively. For the full-year 2015, the estimated underlying total cigarette market is forecast to decline by approximately 17%.

The decline in our cigarette shipment volume in the quarter and year-to-date reflected the lower estimated total market, partly offset by share growth, driven by Marlboro, benefiting from the positive impact of pricing for our principal domestic competitor's main brands.

In the Philippines, estimated tax-paid industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Philippines Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2015	2014	% / p.p.	2015	2014	% / p.p.
Total Cigarette Market (billion units)	21.9	21.8	0.6%	62.0	60.5	2.4%

PMI Shipments (million units)	17,192	17,456	(1.5)%	49,821	50,865	(2.1)%

PMI Cigarette Market Share
Marlboro	19.9%	17.0%	2.9	20.6%	18.1%	2.5
Fortune	32.8%	32.8%	—	32.5%	34.0%	(1.5)
Jackpot	13.0%	17.3%	(4.3)	14.3%	17.6%	(3.3)
Others	12.8%	13.1%	(0.3)	13.0%	14.3%	(1.3)
Total	78.5%	80.2%	(1.7)	80.4%	84.0%	(3.6)

In the third quarter and the nine months year-to-date, the increase in the estimated total tax-paid industry cigarette volume reflected higher estimated tax-paid volume by our principal domestic competitor. The decline in our cigarette shipment volume in both periods was mainly due to lower consumption of low and super-low price brands, following consecutive price increases in late 2014 and early 2015, partly offset by adult smoker uptrading to Marlboro, reflecting the narrowing of retail price gaps with brands at the bottom end of the market. August quarter-to-date and year-to-date market share performance, as measured by Nielsen, which we believe provides additional insight into share performance in the current environment, increased by 1.4 and 0.9 points to 73.7% and 72.9%, respectively, driven by Marlboro, up by 2.9 and 2.0 points to 21.0% and 20.4%, and low-price, Fortune, up by 0.9 and 0.4 points to 31.6% and 30.7%, respectively.

Latin America & Canada:

Latin America & Canada	For the Nine Months Ended September 30,
(in millions)	2015	2014	Variance	%
Net revenues	$7,030	$7,078	$(48)	(0.7)%
Excise taxes on products	4,693	4,722	(29)	(0.6)%
Net revenues, excluding excise taxes on products	2,337	2,356	(19)	(0.8)%
Operating companies income	849	734	115	15.7%

For the nine months ended September 30, 2015, net revenues, which include excise taxes billed to customers, decreased by $48 million. Excluding excise taxes, net revenues decreased by $19 million due primarily to:

•	unfavorable currency ($345 million) and

•	unfavorable volume/mix ($71 million), partly offset by

•	price increases ($393 million).

Operating companies income increased by $115 million during the nine months ended September 30, 2015. This increase was due primarily to:

•	price increases ($393 million), partly offset by

•	unfavorable currency ($147 million),

•	unfavorable volume/mix ($78 million) and

•	higher manufacturing costs ($56 million).

Latin America & Canada	For the Three Months Ended September 30,
(in millions)	2015	2014	Variance	%
Net revenues	$2,417	$2,504	$(87)	(3.5)%
Excise taxes on products	1,613	1,671	(58)	(3.5)%
Net revenues, excluding excise taxes on products	804	833	(29)	(3.5)%
Operating companies income	294	267	27	10.1%

For the three months ended September 30, 2015, net revenues decreased by $87 million. Excluding excise taxes, net revenues decreased by $29 million due to:

•	unfavorable currency ($145 million) and

•	unfavorable volume/mix ($25 million), partly offset by

•	price increases ($141 million).

Operating companies income increased by $27 million during the three months ended September 30, 2015. This increase was due primarily to:

•	price increases ($141 million), partly offset by

•	unfavorable currency ($52 million),

•	unfavorable volume/mix ($28 million),

•	higher manufacturing costs ($23 million) and

•	higher marketing, administration and research costs ($18 million).

Latin America & Canada - PMI Cigarette Shipment Volume and Market share

In the third quarter, our cigarette shipment volume of 23.0 billion units decreased by 1.9%, mainly due to Argentina, Brazil and Ecuador, partly offset by Mexico. Although shipment volume of Marlboro of 8.9 billion units decreased by 1.6%, its Regional market share increased by 0.5 points to an estimated 15.3%. Market share of Marlboro increased notably in Brazil and Colombia, by 0.6 and 1.2 points to 9.7% and 9.1%, respectively. Shipment volume of Philip Morris of 4.7 billion units increased by 0.2%, driven by Canada.

For the nine months year-to-date, our cigarette shipment volume of 66.8 billion units decreased by 1.7%, mainly due to Argentina, Canada and Ecuador, partly offset by Mexico. Although shipment volume of Marlboro of 25.9 billion units decreased by 1.4%, its Regional market share increased by 0.4 points to an estimated 14.9%. Market share of Marlboro increased notably in Argentina, Brazil and Colombia, by 0.2, 0.7 and 1.3 points to 24.2%, 9.6% and 9.0%, respectively. Shipment volume of Philip Morris of 14.1 billion units increased by 1.1%, driven by Canada.

Latin America & Canada - Market Discussions

In Argentina, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Argentina Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2015	2014	% / p.p.	2015	2014	% / p.p.
Total Cigarette Market (billion units)	9.8	10.0	(2.1)%	29.6	30.7	(3.6)%

PMI Shipments (million units)	7,648	7,810	(2.1)%	23,234	23,745	(2.2)%

PMI Cigarette Market Share
Marlboro	23.8%	24.2%	(0.4)	24.2%	24.0%	0.2
Parliament	2.1%	2.2%	(0.1)	2.1%	2.1%	—
Philip Morris	44.6%	43.6%	1.0	44.8%	43.3%	1.5
Others	6.8%	7.2%	(0.4)	7.1%	7.5%	(0.4)
Total	77.3%	77.2%	0.1	78.2%	76.9%	1.3

In the third quarter and the nine months year-to-date, the decline of the estimated total cigarette market was mainly due to the cumulative impact of price increases in 2014 and 2015 and a challenging economic environment. The decrease in our shipment volume in the quarter and year-to-date reflected a lower estimated total market, partly offset by market share growth, driven primarily by Philip Morris, reflecting the positive impact of the brand's capsule variants.

In Canada, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Canada Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2015	2014	% / p.p.	2015	2014	% / p.p.
Total Cigarette Market (billion units)	7.0	7.3	(4.4)%	19.7	20.4	(3.1)%

PMI Shipments (million units)	2,725	2,758	(1.2)%	7,424	7,689	(3.4)%

PMI Cigarette Market Share
Belmont	3.6%	3.1%	0.5	3.3%	2.9%	0.4
Canadian Classics	10.8%	10.7%	0.1	10.5%	10.5%	—
Next	11.1%	10.6%	0.5	10.7%	10.7%	—
Others	13.7%	13.6%	0.1	13.2%	13.8%	(0.6)
Total	39.2%	38.0%	1.2	37.7%	37.9%	(0.2)

In the third quarter and for the nine months year-to-date, the decline of the estimated total cigarette market was mainly due to the impact of tax-driven price increases in 2014 and 2015. The decrease in our cigarette shipment volume in the quarter was mainly driven by a lower estimated total market, partly offset by market share growth of premium Belmont and low price Next. The decrease in our cigarette shipment volume year-to-date was mainly due to a lower estimated total market.

In Mexico, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Mexico Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2015	2014	% / p.p.	2015	2014	% / p.p.
Total Cigarette Market (billion units)	8.5	8.3	3.0%	24.6	23.9	3.1%

PMI Shipments (million units)	5,980	5,879	1.7%	16,866	16,741	0.7%

PMI Cigarette Market Share
Marlboro	48.9%	49.9%	(1.0)	47.3%	48.8%	(1.5)
Delicados	10.8%	10.8%	—	10.8%	11.0%	(0.2)
Benson & Hedges	4.6%	5.1%	(0.5)	4.6%	5.1%	(0.5)
Others	5.9%	5.3%	0.6	5.7%	5.2%	0.5
Total	70.2%	71.1%	(0.9)	68.4%	70.1%	(1.7)

In the third quarter, the increase of the estimated total cigarette market was unfavorably impacted by the timing of estimated trade inventory movements compared to the third quarter of 2014. Excluding the impact of these inventory movements, the estimated total cigarette market increased by 6.6%, primarily reflecting a lower prevalence of illicit trade. The increase in our cigarette shipment volume in the quarter and year-to-date was mainly driven by the higher estimated total market. The decline in our market share in the quarter and year-to-date was mainly due to Marlboro, reflecting adult smoker down-trading and the timing of price increases by our principal competitor in the first quarter of 2015, partly offset by gains for certain low price local trademark brands.

Financial Review
Net Cash Provided by Operating Activities
During the first nine months of 2015, net cash provided by operating activities of $6.0 billion decreased by $392 million compared with the first nine months of 2014. The change was due primarily to unfavorable currency movements of $1.9 billion, partly offset by earnings growth and lower working capital requirements.

Excluding currency, the favorable movements in working capital were due primarily to the following:

•	more cash provided by accounts receivable, primarily due to the timing of sales and cash collections; and

•	less cash used for income taxes, primarily due to timing of payments; partially offset by

•	less cash provided by inventories, primarily related to higher leaf tobacco and direct material purchases.

Net Cash Used in Investing Activities
During the first nine months of 2015, net cash used in investing activities of $388 million decreased by $385 million compared with the first nine months of 2014. The change was due primarily to lower capital expenditures, higher net cash received related to derivatives designated as net investment hedges and the 2014 purchase of Nicocigs Limited.
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
Our capital expenditures were $636 million and $804 million during the nine months ended September 30, 2015 and 2014, respectively. The 2015 expenditures were primarily related to investments in Reduced-Risk Products, productivity-enhancing programs, and equipment for new products.

Net Cash Used in Financing Activities
During the first nine months of 2015, net cash used in financing activities of $4.5 billion decreased by $1.1 billion compared with the first nine months of 2014. The change was due primarily to the cash used in 2014 to repurchase our common stock pursuant to our share repurchase program and short-term borrowing activity, partially offset by lower net cash proceeds in 2015 from long-term debt. On February 5, 2015, we announced that we do not plan any share repurchases in 2015.
Dividends paid in the first nine months of 2015 and 2014 were $4.7 billion and $4.5 billion, respectively. The increase reflects a higher dividend rate in 2015, partially offset by lower shares outstanding as a result of our share repurchases in 2014.
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
Credit Ratings – The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. On July 10, 2015, Fitch affirmed our long-term credit rating at "A" and short-term at "F1," but it revised our outlook to Negative from Stable. We do not expect the Fitch negative outlook to have an impact on our borrowing costs. On July 17, 2015, Standard & Poor's affirmed our long-term credit rating at "A" and short-term at "A-1," as well as our "Stable" outlook. On August 19, 2015, Moody's affirmed our long-term credit rating at "A2" and short-term at "P-1," as well as our "Stable" outlook. At September 30, 2015, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Stable
Fitch	F1	A	Negative

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
At September 30, 2015, our committed credit facilities and commercial paper outstanding were as follows:

(in billions)
Type	Committed Credit Facilities	Commercial Paper
364-day revolving credit, expiring February 9, 2016	$2.0
Multi-year revolving credit, expiring February 28, 2020	2.5
Multi-year revolving credit, expiring October 25, 2016	3.5
Total facilities	$8.0
Commercial paper outstanding		$—
At September 30, 2015, there were no borrowings under the committed credit facilities, and the entire committed amounts were available for borrowing.

On October 1, 2015, we replaced our $3.5 billion multi-year revolving credit facility, expiring October 25, 2016, with a new $3.5 billion multi-year revolving credit facility, expiring on October 1, 2020.
All banks participating in our committed credit facilities have an investment-grade long-term credit rating from the credit rating agencies. We continuously monitor the credit quality of our banking group, and at this time we are not aware of any potential non-performing credit provider.
Each of these facilities requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“consolidated EBITDA”) to consolidated interest expense of not less than 3.5 to 1.0 on a rolling four-quarter basis. At September 30, 2015, our ratio calculated in accordance with the agreements was 11.0 to 1.0. These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require us to post collateral. We expect to continue to meet our covenants. The terms “consolidated EBITDA” and “consolidated interest expense,” both of which include certain adjustments, are defined in the facility agreements previously filed with the U.S. Securities and Exchange Commission.
In addition to the committed credit facilities discussed above, certain of our subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $3.2 billion at September 30, 2015 and $3.2 billion at December 31, 2014, are for the sole use of our subsidiaries. Borrowings under these arrangements amounted to $1.0 billion at September 30, 2015, and $1.2 billion at December 31, 2014.
Commercial Paper Program – We have commercial paper programs in place in the U.S. and in Europe. Our commercial paper programs in place in the U.S. and in Europe currently have an aggregate issuance capacity of $8.0 billion.
At September 30, 2015 and December 31, 2014, we had no commercial paper outstanding.
We expect that the existence of the commercial paper program and the committed credit facilities, coupled with our operating cash flows, will enable us to meet our liquidity requirements.
Debt – Our total debt was $28.9 billion at September 30, 2015 and $29.5 billion at December 31, 2014.
On February 21, 2014, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.

Our debt issuances in the first nine months of 2015 were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity

U.S. dollar notes	(a)	$500	1.250%	August 2015	August 2017
U.S. dollar notes	(a)	$750	3.375%	August 2015	August 2025

(a) Interest on these notes is payable semi-annually in arrears beginning in February 2016.
The net proceeds from the sale of the securities listed in the table above will be used for general corporate purposes.
Guarantees – At September 30, 2015, we were contingently liable for $0.8 billion of guarantees of our own performance, which were primarily related to excise taxes on the shipment of our products. There is no liability in the condensed consolidated financial statements associated with these guarantees. At September 30, 2015, our third-party guarantees were insignificant.
Equity and Dividends
As discussed in Note 3. Stock Plans to our condensed consolidated financial statements, during the nine months ended September 30, 2015, we granted 1.5 million shares of deferred stock awards to eligible employees at a weighted-average grant date fair value of $82.27 per share. Equity awards generally vest three or more years after the date of the award, subject to earlier vesting on death or disability or normal retirement, or separation from employment by mutual agreement after reaching age 58.
In May 2012, our stockholders approved the Philip Morris International Inc. 2012 Performance Incentive Plan (the “2012 Plan”). The 2012 Plan replaced the 2008 Performance Incentive Plan (the “2008 Plan”) and, as a result, there will be no additional grants under the 2008 Plan. Under the 2012 Plan, we may grant to eligible employees restricted stock, restricted stock units and deferred stock units, performance-based cash incentive awards and performance-based equity awards. Up to 30 million shares of our common stock may be issued under the 2012 Plan. At September 30, 2015, shares available for grant under the 2012 Plan were 23,251,370.
On August 1, 2012, we began repurchasing shares under a three-year $18.0 billion share repurchase program that was authorized by our Board of Directors in June 2012. From August 1, 2012 through September 30, 2015, we repurchased 144.6 million shares of our common stock at a cost of $12.7 billion under this repurchase program. During the first nine months of 2015, we did not repurchase our common stock. On February 5, 2015, we announced that we do not plan any share repurchases in 2015. During the first nine months of 2014, we repurchased 35.9 million shares at a cost of $3.0 billion. During the third quarter of 2014, we repurchased 8.9 million shares at a cost of $750 million.
Dividends paid in the first nine months of 2015 were $4.7 billion. During the third quarter of 2015, our Board of Directors approved a 2.0% increase in the quarterly dividend to $1.02 per common share. As a result, the present annualized dividend rate is $4.08 per common share.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity for each of the three months in the quarter ended September 30, 2015 was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2015 – July 31, 2015 (1)	—	$—	144,643,396	$5,347,045,761
August 1, 2015 – August 31, 2015 (1)	—	$—	144,643,396	$5,347,045,761
September 1, 2015 – September 30, 2015 (1)	—	$—	144,643,396	$5,347,045,761
Pursuant to Publicly Announced Plans or Programs	—	$—
July 1, 2015 – July 31, 2015 (3)	3,363	$80.61
August 1, 2015 – August 31, 2015 (3)	281	$85.70
September 1, 2015 – September 30, 2015 (3)	1,799	$79.43
For the Quarter Ended September 30, 2015	5,443	$80.49

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

3.1
Amended and Restated By-Laws of Philip Morris International Inc., effective as of September 16, 2015 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed September 18, 2015).

10.1	Early Retirement Agreement and Release with Matteo Pellegrini (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 27, 2015).

10.2	Employment Agreement with Martin King.

10.3	Amendment to Employment Agreement with Miroslaw Zielinski.

12	Statement regarding computation of ratios of earnings to fixed charges.

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

October 30, 2015