Form 10-K
period 2015-12-31
Philip Morris International Inc.
filed 2016-02-17
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File Number: 001-33708
 PHILIP MORRIS INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Virginia	13-3435103
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)
917-663-2000
(Registrant’s telephone number, including area code)
 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	New York Stock Exchange
2.500% Notes due 2016	New York Stock Exchange
1.625% Notes due 2017	New York Stock Exchange
1.250% Notes due 2017	New York Stock Exchange
1.125% Notes due 2017	New York Stock Exchange
1.250% Notes due 2017	New York Stock Exchange
5.650% Notes due 2018	New York Stock Exchange
1.875% Notes due 2019	New York Stock Exchange
2.125% Notes due 2019	New York Stock Exchange
1.750% Notes due 2020	New York Stock Exchange
4.500% Notes due 2020	New York Stock Exchange
1.875% Notes due 2021	New York Stock Exchange
4.125% Notes due 2021	New York Stock Exchange
2.900% Notes due 2021	New York Stock Exchange
2.500% Notes due 2022	New York Stock Exchange
2.625% Notes due 2023	New York Stock Exchange
3.600% Notes due 2023	New York Stock Exchange
2.875% Notes due 2024	New York Stock Exchange
3.250% Notes due 2024	New York Stock Exchange
2.750% Notes due 2025	New York Stock Exchange
3.375% Notes due 2025	New York Stock Exchange
2.875% Notes due 2026	New York Stock Exchange

Title of each class	Name of each exchange on which registered
2.875% Notes due 2029	New York Stock Exchange
3.125% Notes due 2033	New York Stock Exchange
6.375% Notes due 2038	New York Stock Exchange
4.375% Notes due 2041	New York Stock Exchange
4.500% Notes due 2042	New York Stock Exchange
3.875% Notes due 2042	New York Stock Exchange
4.125% Notes due 2043	New York Stock Exchange
4.875% Notes due 2043	New York Stock Exchange
4.250% Notes due 2044	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $124 billion based on the closing sale price of the common stock as reported on the New York Stock Exchange.

Class	Outstanding at	January 29, 2016
Common Stock, no par value	1,549,347,456	shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders to be held on May 4, 2016, to be filed with the Securities and Exchange Commission (“SEC”) on or about March 24, 2016.
Part III

In this report, “PMI,” “we,” “us” and “our” refers to Philip Morris International Inc. and its subsidiaries.

PART I

Item 1.	Business.

(a) General Development of Business

General

Philip Morris International Inc. is a Virginia holding company incorporated in 1987. Our subsidiaries and affiliates and their licensees are engaged in the manufacture and sale of cigarettes, other tobacco products and other nicotine-containing products in markets outside of the United States of America. Our products are sold in more than 180 markets, and in many of these markets they hold the number one or number two market share position. We have a wide range of premium, mid-price and low-price brands. Our portfolio comprises both international and local brands.

Our portfolio of international and local brands is led by Marlboro, the world’s best-selling international cigarette, which accounted for approximately 34% of our total 2015 shipment volume. Marlboro is complemented in the premium-price category by Merit, Parliament and Virginia S. Our leading mid-price brands are L&M and Philip Morris. Other leading international brands include Bond Street, Chesterfield, Lark, Muratti, Next and Red & White.

We also own a number of important local cigarette brands, such as Dji Sam Soe, Sampoerna and U Mild in Indonesia; Champion, Fortune and Hope in the Philippines; Apollo-Soyuz and Optima in Russia; Morven Gold in Pakistan; Boston in Colombia, Belmont, Canadian Classics and Number 7 in Canada; Best in Serbia; f6 in Germany; Delicados in Mexico; Assos in Greece, and Petra in the Czech Republic and Slovakia. While there are a number of markets where local brands remain important, international brands are expanding their share in numerous markets. With international brands contributing approximately 73% of our shipment volume in 2015, we are well positioned to continue to benefit from this trend.

Separation from Altria Group, Inc.

We were a wholly owned subsidiary of Altria Group, Inc. ("Altria") until the distribution of all of our shares owned by Altria (the “Spin-off”) was made on March 28, 2008 (the "Distribution Date").

Acquisitions and Other Business Arrangements

We enhanced our business with the following transactions:

In July 2015, we dissolved our exclusive joint venture agreement with Swedish Match AB ("SWMA") to commercialize Swedish snus and other smoke-free tobacco products worldwide, outside of Scandinavia and the United States. The dissolution, mutually agreed with SWMA, means that both companies will now focus on independent strategies for the commercialization of these products, and the trademarks and intellectual property licensed to the joint venture by the companies will revert to their original owners. The dissolution of this agreement was not material to our consolidated financial position, results of operations or cash flows in any of the periods presented.

On January 30, 2014, the Indonesian Stock Exchange (“IDX”) adopted a regulation requiring all listed public companies to have at least a 7.5% public shareholding by January 30, 2016. In order to comply with this requirement, our subsidiary PT HM Sampoerna Tbk. (“Sampoerna”), of which we held a 98.18% interest, conducted a rights issue. The exercise price for the rights was set at Rp. 77,000 per share, a 1.349% premium to the closing price on the IDX as of September 30, 2015. In connection with the rights issue, PT Philip Morris Indonesia (“PMID”), a fully consolidated subsidiary of PMI, sold 264,209,711 of the rights to third-party investors. Delivery of the rights sold took place on October 26, 2015. The total net proceeds from the rights issue were $1.5 billion at prevailing exchange rates on the closing date. The sale of the rights resulted in an increase to our additional paid-in capital of $1.1 billion.

In June 2014, we acquired 100% of Nicocigs Limited, a leading U.K.-based e-vapor company, for the final purchase price of $103 million, net of cash acquired. For additional information, see Note 6. Acquisitions and Other Business Arrangements to our consolidated financial statements in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K ("Item 8").

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

On September 30, 2013, we acquired a 49% equity interest in United Arab Emirates-based Emirati Investors-TA (FZC) ("EITA"), formerly Arab Investors-TA (FZC), for approximately $625 million. As a result of this transaction, we hold an approximate 25% economic interest in Société des Tabacs Algéro-Emiratie ("STAEM"), an Algerian joint venture which is 51% owned by EITA and 49% by the Algerian state-owned enterprise Société Nationale des Tabacs et Allumettes SpA. STAEM manufactures and distributes under license some of PMI's brands.

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

(b) Financial Information About Segments

We divide our markets into four geographic regions, which constitute our segments for financial reporting purposes:

•
The European Union (“EU”) Region is headquartered in Lausanne, Switzerland, and covers all the EU countries and also comprises Switzerland, Norway and Iceland, which are linked to the EU through trade agreements;

•
The Eastern Europe, Middle East & Africa (“EEMA”) Region is also headquartered in Lausanne and includes Eastern Europe, certain Balkan countries, Turkey, the Middle East and Africa and our international duty free business;

•	The Asia Region is headquartered in Hong Kong and covers all other Asian markets as well as Australia, New Zealand and the Pacific Islands; and

•	The Latin America & Canada Region is headquartered in New York and covers the South American continent, Central America, Mexico, the Caribbean and Canada.

In the fourth quarter of 2015, to further align with the Member State composition of the European Union, PMI transferred the management of its operations in Bulgaria, Croatia, Romania and Slovenia from its EEMA Region to its European Union Region, resulting in the reclassification of prior year amounts between the two segments. The changes did not have an impact on our consolidated financial position, results of operations or cash flows in any of the periods presented.

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

The relative percentages of operating companies income attributable to each reportable segment were as follows:

	2015	2014	2013
European Union	32.6%	31.6%	31.3%
Eastern Europe, Middle East & Africa	31.2	33.5	26.9
Asia	26.3	26.4	33.6
Latin America & Canada	9.9	8.5	8.2
	100.0%	100.0%	100.0%
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

Our total cigarette shipments decreased by 1.0% in 2015 to 847.3 billion units. We estimate that international cigarette market shipments were approximately 5.4 trillion units in 2015, a 2.6% decrease over 2014. We estimate that our reported share of the international cigarette market (which is defined as worldwide cigarette volume, excluding the United States of America) was approximately 15.6% in 2015, 15.5% in 2014 and 15.7% in 2013. Excluding the People’s Republic of China (“PRC”), we estimate that our reported share of the international cigarette market was approximately 28.7%, 28.5%, and 28.3% in 2015, 2014 and 2013, respectively.

Shipments of our principal cigarette brand, Marlboro, increased by 0.9% in 2015 and represented approximately 9.6% of the international cigarette market, excluding the PRC, in 2015, 9.4% in 2014 and 9.3% in 2013.

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

References to total international cigarette market, total cigarette market, total market and market shares in this Form 10-K reflect our best estimates of tax-paid volumes based on a number of internal and external sources.

Consumer Focused Marketing & Sales

In 2015, we continued to deploy our new strategic framework that combines our marketing and sales expertise with our in-depth knowledge of various sales territories. This framework allows us not only to engage more effectively with our adult smokers but also to enhance the success of our direct and indirect trade partners. The main benefits are:

•	Improved effectiveness of direct adult smoker engagement activities;

•	More effective communication with our retailers about our brands;

•	Increased speed, efficiency and widespread availability of our products; and

•
Distribution and Sales Strategies and Trade Engagement Programs tailored to the individual characteristics of each market (namely, according to the needs and capabilities of trade layers like retailers, wholesalers and distributors and, depending on our competitive position, operating costs and the regulatory framework).

The four main types of distribution that we use globally, often simultaneously in a given market, are:

•	Direct Sales and Distribution, where we have set up our own distribution selling directly to the retailers;

•	Distribution through Independent Distributors who also are distributing other fast-moving consumer goods and are responsible for distribution in a single market;

•
Exclusive Zonified Distribution, where the distributors are dedicated to us in tobacco products distribution and assigned to exclusive territories within a market, enabling them to get an appropriate return on their investment; and

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

Our products are marketed and promoted through various media and channels, including, where permitted by law, point of sale communications, brand events, access-restricted Websites and printed and direct communication to verified adult smokers. Our direct communication with verified adult smokers utilizes mail, e-mail and other electronic communication tools. Promotional activities include, where permitted by law, competitions, invitations to the events, interactive programs, consumer premiums and price promotions. To support advertising and promotional activities in the markets, we have a dedicated consumer engagement group that develops innovative engagement tools for adult smokers based on the latest technologies and adult smoker trends.

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

Procurement and Raw Materials

We purchase tobacco leaf of various types, grades and styles throughout the world, the majority through independent tobacco suppliers. We also contract directly with farmers in several countries, including Argentina, Brazil, Colombia, the Dominican Republic, Ecuador, Italy, Kazakhstan, Mexico, Pakistan, the Philippines and Poland. Direct sourcing from farmers represents approximately 29% of PMI’s global leaf requirements. The largest supplies of tobacco leaf are sourced from Brazil, the United States, China, Malawi, Indonesia (mostly for domestic use in kretek products), Argentina, Mozambique, India, Tanzania, Philippines and Turkey.

We believe that there is an adequate supply of tobacco leaf in the world markets to satisfy our current and anticipated production requirements.

In addition to tobacco leaf, we purchase a wide variety of direct materials from a total of approximately 420 suppliers. Our top ten suppliers of direct materials combined represent approximately 57% of our total direct materials purchases. The three most significant direct materials that we purchase are printed paper board used in packaging, acetate tow used in filter making and fine paper used in cigarette manufacturing. In addition, the adequate supply and procurement of cloves are of particular importance to our Indonesian business.

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

Employees

At December 31, 2015, we employed approximately 80,200 people worldwide, including employees under temporary contracts and hourly paid part-time staff. Our businesses are subject to a number of laws and regulations relating to our relationship with our employees. Generally, these laws and regulations are specific to the location of each business. In addition, in accordance with European Union requirements, we have established a European Works Council composed of management and elected members of our workforce. We believe that our relations with our employees and their representative organizations are excellent.

Executive Officers of the Registrant

The disclosure regarding executive officers is set forth under the heading “Executive Officers as of February 17, 2016” in Item 10. Directors, Executive Officers and Corporate Governance of this Annual Report on Form 10-K ("Item 10").

Research and Development

Reduced-Risk Products. One of our strategic priorities is to develop, assess and commercialize a portfolio of innovative products with the potential to reduce individual risk and population harm in comparison to smoking cigarettes. We refer to these as reduced-risk products, or RRPs. The use of this term applies to tobacco-containing products and other nicotine-containing products that have the potential to reduce individual risk and population harm in comparison to smoking cigarettes. Our RRPs are in various stages of development, and we already launched iQOS in Japan, Switzerland and in various pilot cities including Milan, Moscow, Lisbon and Bucharest; and Solaris, an e-vapor product licensed from Altria, in Spain and Israel. We are conducting extensive and rigorous scientific studies to determine whether we can support claims for such products of reduced exposure to harmful and potentially harmful constituents in smoke, and ultimately claims of reduced disease risk, when compared to smoking cigarettes. Before making any such claims, we will need to rigorously evaluate the full set of data from the relevant scientific studies to determine whether they substantiate reduced risk. Any such claims may also be subject to government review and approval, as is the case in the U.S. today.

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

In addition to iQOS, we are developing three RRP platforms that are in various stages of commercialization readiness. We are commercializing an e-vapor product under the Nicolites and Vivid brand names in the U.K., are also developing other potential platforms and are working on developing the next generation of e-vapor technology.

Further information about our RRPs is set forth in Item 7, Business Environment - Taxes, Legislation, Regulation and Other Matters Regarding the Manufacture, Marketing, Sale and Use of Tobacco Products - Reduced-Risk Products.

Cigarette Products. We conduct research to support and reinforce our cigarette product business. We seek to be at the forefront of innovation for product enhancements and launches of innovative new products. We have also increased support for the cigarette business because compliance with applicable laws and regulations is requiring additional capacity for analysis and testing.

Other. Finally, working through biotechnology partners, we conduct research and development activities on technology platforms that can potentially lead to the development of alternative uses of tobacco, such as for the production of therapeutic molecules.

The research and development expense for the years ended December 31, 2015, 2014 and 2013, is set forth in Item 8, Note 14. Additional Information to the consolidated financial statements.

Intellectual Property

Our trademarks are valuable assets, and their protection and reputation are essential to us. We own the trademark rights to all of our principal brands, including Marlboro, or have the right to use them in all countries where we use them.

In addition, we have more than 5,500 granted patents worldwide and approximately 5,400 pending patent applications. Our patent portfolio, as a whole, is material to our business. However, no one patent, or group of related patents, is material to us. We also have registered industrial designs and proprietary secrets, technology, know-how, processes and other intellectual property rights that are not registered.

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

Risks Related to Our Business and Industry

• Consumption of tax-paid cigarettes continues to decline in many of our markets.
This decline is due to multiple factors, including increased taxes and pricing, governmental actions, the diminishing social acceptance of smoking, continuing economic and geopolitical uncertainty, and the continuing prevalence of illicit products. These factors and their potential consequences are discussed more fully below and in Item 7, Business Environment.

• Cigarettes are subject to substantial taxes. Significant increases in cigarette-related taxes have been proposed or enacted and are likely to continue to be proposed or enacted in numerous jurisdictions. These tax increases may disproportionately affect our profitability and make us less competitive versus certain of our competitors.
Tax regimes, including excise taxes, sales taxes and import duties, can disproportionately affect the retail price of cigarettes versus other tobacco products, or disproportionately affect the relative retail price of our cigarette brands versus cigarette brands manufactured by certain of our competitors. Because our portfolio is weighted toward the premium-price cigarette category, tax regimes based on sales price can place us at a competitive disadvantage in certain markets. As a result, our volume and profitability may be adversely affected in these markets.
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
We compete primarily on the basis of product quality, brand recognition, brand loyalty, taste, innovation, packaging, service, marketing, advertising and price. We are subject to highly competitive conditions in all aspects of our business. The competitive environment and our competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors' introduction of lower-price products or innovative products, higher tobacco product taxes, higher absolute prices and larger gaps between retail price categories, and product regulation that diminishes the ability to differentiate tobacco products. Competitors include three large international tobacco companies and several regional and local tobacco companies and, in some instances, state-owned tobacco enterprises, principally in Algeria, the PRC, Egypt, Taiwan, Thailand and Vietnam. Industry consolidation and privatizations of state-owned enterprises have led to an overall increase in competitive pressures. Some competitors have different profit and volume objectives, and some international competitors are susceptible to changes in different currency exchange rates.

• Because we have operations in numerous countries, our results may be influenced by economic, regulatory and political developments, natural disasters or conflicts.
Some of the countries in which we operate face the threat of civil unrest and can be subject to regime changes. In others, nationalization, terrorism, conflict and the threat of war may have a significant impact on the business environment. Economic, political, regulatory or other developments or natural disasters could disrupt our supply chain, manufacturing capabilities or distribution capabilities. In addition, such developments could lead to loss of property or equipment that are critical to our business in certain markets and difficulty in staffing and managing our operations, which could reduce our volumes, revenues and net earnings.
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

• We may be unsuccessful in our attempts to introduce Reduced-Risk Products, and regulators may not permit reduced exposure or risk claims or the commercialization of these products.

We continue to seek ways to develop commercially viable new product technologies with the potential to reduce exposure to harmful constituents in smoke and individual risk and population harm, all in comparison to smoking cigarettes. Our goal is to develop products whose potential to reduce exposure, individual risk and population harm can be substantiated by rigorous scientific studies and that provide adult smokers the taste, sensory experience, nicotine delivery profile and ritual characteristics that are similar to those currently provided by cigarettes. We may not succeed in these efforts. If we do not succeed, but others do, we may be at a competitive disadvantage. Furthermore, we cannot predict whether regulators will permit the marketing of tobacco products or other nicotine-containing products with claims of reduced exposure or risk as compared with cigarettes. A prohibition on any such claims could significantly undermine the commercial viability of these products.

• Our reported results could be adversely affected by unfavorable currency exchange rates, and currency devaluations could impair our competitiveness.
We conduct our business primarily in local currency, and for purposes of financial reporting the local currency results are translated into U.S. dollars based on average exchange rates prevailing during a reporting period. During times of a strengthening U.S. dollar, our reported net revenues and operating income will be reduced because the local currency translates into fewer U.S. dollars. During periods of local economic crises, foreign currencies may be devalued significantly against the U.S. dollar, reducing our margins. Actions to recover margins may result in lower volume and a weaker competitive position.

• The repatriation of our foreign earnings, changes in the earnings mix, and changes in U.S. tax laws may increase our effective tax rate. Our ability to receive payments from foreign subsidiaries or to repatriate royalties and dividends could be restricted by local country currency exchange controls.
Because we are a U.S. holding company, our most significant source of funds is distributions from our non-U.S. subsidiaries. Under current U.S. tax law, in general we do not pay U.S. taxes on our foreign earnings until they are repatriated to the U.S. as distributions from our non-U.S. subsidiaries. These distributions may result in a residual U.S. tax cost. It may be advantageous to us in certain circumstances to significantly increase the amount of such distributions, which could result in a material increase in our overall effective tax rate. Additionally, the Obama Administration has indicated that it favors changes in U.S. tax law that would fundamentally change how our earnings are taxed in the U.S. If enacted and depending upon its precise terms, such legislation could increase our overall effective tax rate. Certain countries in which we operate have adopted or could institute currency exchange controls that limit or prohibit our local subsidiaries' ability to convert local currency into U.S. dollars or to make payments outside the country. This could subject us to the risk of local currency devaluation.

• Our ability to grow profitability may be limited by our inability to introduce new products, enter new markets or improve our margins through higher pricing and improvements in our brand and geographic mix.
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

None.

Item 2. Properties.

At December 31, 2015, we operated and owned 48 manufacturing facilities and maintained contract manufacturing relationships with 22 third-party manufacturers across 21 markets. In addition, we work with 38 third-party operators in Indonesia who manufacture our hand-rolled cigarettes.

PMI-Owned Manufacturing Facilities

	EU	EEMA	Asia	Latin America & Canada	TOTAL
Fully integrated	9	8	9	8	34
Make-pack	—	—	1	2	3
Other	4	1	3	3	11
Total	13	9	13	13	48

In 2015, 24 of our facilities each manufactured over 10 billion cigarettes, of which ten facilities each produced over 30 billion units. Our largest factories are in St. Petersburg and Krasnodar (Russia), Marikina and Batangas (Philippines), Berlin (Germany), Izmir (Turkey), Krakow (Poland), Sukorejo and Karawang (Indonesia), Merlo (Argentina), Klaipeda (Lithuania), Bucharest (Romania) and Kutna Hora (Czech Republic). Our smallest factories are mostly in Latin America and Asia, where due to tariff and other constraints we have established small manufacturing units in individual markets. We will continue to optimize our manufacturing base, taking into consideration the evolution of trade blocks.

The plants and properties owned or leased and operated by our subsidiaries are maintained in good condition and are believed to be suitable and adequate for our present needs.

In 2012, we announced that we are working on all aspects that will lead to the commercialization of RRPs in the 2016 to 2017 period. On January 10, 2014, we announced an investment of up to €500 million to develop our first manufacturing facility in the European Union and an associated pilot plant near Bologna, Italy, to produce RRPs. On October 10, 2014, the pilot plant officially opened for production. Once fully operational in 2016, the factory and pilot plant combined annual production capacity is expected to reach up to 30 billion units (HeatSticks).

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

The table below lists the number of tobacco-related cases pending against us and/or our subsidiaries or indemnitees as of February 12, 2016, December 31, 2014 and December 31, 2013:

Type of Case	Number of Cases Pending as of February 12, 2016	Number of Cases Pending as of December 31, 2014	Number of Cases Pending as of December 31, 2013
Individual Smoking and Health Cases	68	63	62
Smoking and Health Class Actions	11	11	11
Health Care Cost Recovery Actions	16	15	15
Lights Class Actions	—	—	1
Individual Lights Cases	3	2	2
Public Civil Actions	3	2	3
Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 442 Smoking and Health, Lights, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Twelve cases have had decisions in favor of plaintiffs. Nine of these cases have subsequently reached final resolution in our favor and three remain on appeal.

The table below lists the verdict and significant post-trial developments in the three pending cases where a verdict was returned in favor of the plaintiff:

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
February 2004	Brazil/The Smoker Health Defense Association	Class Action
The Civil Court of São Paulo found defendants liable without hearing evidence. In April 2004, the court awarded “moral damages” of R$1,000 (approximately $250) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not assess actual damages, which were to be assessed in a second phase of the case. The size of the class was not defined in the ruling.

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
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Letourneau class on liability and awarded a total of CAD 131 million (approximately $94.7 million) in punitive damages, allocating CAD 46 million (approximately $33.2 million) to our subsidiary. The trial court ordered defendants to pay the full punitive damage award into a trust within 60 days. The court did not order the payment of compensatory damages.

In June 2015, our subsidiary commenced the appellate process with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make the payment into a trust. In August 2015, plaintiffs filed a motion for security with the Court of Appeal covering both the Letourneau case and the Blais case described below. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling CAD 226 million (approximately $163 million) to cover both the Letourneau and Blais cases. A hearing for the merits appeal is scheduled in November 2016. (See below for further detail.)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
May 27, 2015	Canada/Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais	Class Action
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Blais class on liability and found the class members’ compensatory damages totaled approximately CAD 15.5 billion (approximately $11.2 billion), including pre-judgment interest. The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion including pre-judgment interest (approximately $2.2 billion)). The trial court awarded CAD 90,000 (approximately $65,000) in punitive damages, allocating CAD 30,000 (approximately $21,700) to our subsidiary. The trial court ordered defendants to pay CAD 1 billion (approximately $723 million) of the compensatory damage award, CAD 200 million (approximately $145 million) of which is our subsidiary’s portion, into a trust within 60 days.

In June 2015, our subsidiary commenced the appellate process with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make the payment into a trust. In August 2015, plaintiffs filed a motion for security with the Court of Appeal. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling, together with the Letourneau case, CAD 226 million (approximately $163 million). A hearing for the merits appeal is scheduled in November 2016. (See below for further detail.)

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

As of February 12, 2016, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•
68 cases brought by individual plaintiffs in Argentina (32), Brazil (21), Canada (2), Chile (8), Costa Rica (2), Italy (1), the Philippines (1) and Scotland (1), compared with 63 such cases on December 31, 2014, and 62 cases on December 31, 2013; and

•	11 cases brought on behalf of classes of individual plaintiffs in Brazil (2) and Canada (9), compared with 11 such cases on December 31, 2014 and December 31, 2013.

In the first class action pending in Brazil, The Smoker Health Defense Association (ADESF) v. Souza Cruz, S.A. and Philip Morris Marketing, S.A., Nineteenth Lower Civil Court of the Central Courts of the Judiciary District of São Paulo, Brazil, filed July 25, 1995, our subsidiary and another member of the industry are defendants. The plaintiff, a consumer organization, is seeking damages for all addicted smokers and former smokers, and injunctive relief. In 2004, the trial court found defendants liable without hearing evidence and awarded “moral damages” of R$1,000 (approximately $250) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class was not estimated. Defendants appealed to the São Paulo Court of Appeals, which annulled the ruling in November 2008, finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In May 2011, the trial court dismissed the claim. Plaintiff appealed the decision. In February 2015, the appellate court unanimously dismissed plaintiff's appeal. In September 2015, plaintiff appealed to the Superior Court of Justice. In addition, the defendants filed a constitutional appeal to the Federal Supreme Tribunal on the basis that plaintiff did not have standing to bring the lawsuit. This appeal is still pending.

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

In the first class action pending in Canada, Cecilia Letourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, our subsidiary and other Canadian manufacturers (Imperial Tobacco Canada Ltd. and JTI-MacDonald Corp.) are defendants.  The plaintiff, an individual smoker, sought compensatory and punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005.  Trial began in March 2012 and concluded in December 2014. The trial court issued its judgment on May 27, 2015. The trial court found our subsidiary and two other Canadian manufacturers liable and awarded a total of CAD 131 million (approximately $94.7 million) in punitive damages, allocating CAD 46 million (approximately $33 million) to our subsidiary. The trial court found that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking. The trial court also found that defendants conspired to prevent consumers from learning the dangers of smoking. The trial court further held that these civil faults were a cause of the class members’ addiction. The trial court rejected other grounds of fault advanced by the class, holding that: (i) the evidence was insufficient to show that defendants marketed to youth, (ii) defendants’ advertising did not convey false information about the characteristics of cigarettes, and (iii) defendants did not commit a fault by using the descriptors light or mild for cigarettes with a lower tar delivery. The trial court estimated the size of the addiction class at 918,000 members but declined to award compensatory damages to the addiction class because the evidence did not establish the claims with sufficient accuracy. The trial court ordered defendants to pay the full punitive damage award into a trust within 60 days and found that a claims process to allocate the awarded damages to individual class members would be too expensive and difficult to administer. The trial court ordered a briefing on the proposed process for the distribution of sums remaining from the punitive damage award after payment of attorneys’ fees and legal costs. In June 2015, our subsidiary commenced the appellate process by filing its inscription of appeal of the trial court’s judgment with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust within 60 days notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make the payment into a trust within 60 days. In August 2015, plaintiffs filed a motion with the

Court of Appeal seeking security in both the Letourneau case and the Blais case described below. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling CAD 226 million (approximately $163 million), in the form of cash into a court trust or letters of credit, in six equal consecutive quarterly installments of approximately CAD 37.6 million (approximately $27 million) beginning in December 2015 through March 2017. See the Blais description for further detail concerning the security order. The Court of Appeal has scheduled a hearing for the merits appeal in November 2016. Our subsidiary and PMI believe that the findings of liability and damages were incorrect and should ultimately be set aside on any one of many grounds, including the following: (i) holding that defendants violated Quebec law by failing to warn class members of the risks of smoking even after the court found that class members knew, or should have known, of the risks, (ii) finding that plaintiffs were not required to prove that defendants’ alleged misconduct caused injury to each class member in direct contravention of binding precedent, (iii) creating a factual presumption, without any evidence from class members or otherwise, that defendants’ alleged misconduct caused all smoking by all class members, (iv) holding that the addiction class members’ claims for punitive damages were not time-barred even though the case was filed more than three years after a prominent addiction warning appeared on all packages, and (v) awarding punitive damages to punish defendants without proper consideration as to whether punitive damages were necessary to deter future misconduct.

In the second class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, our subsidiary and other Canadian manufacturers (Imperial Tobacco Canada Ltd. and JTI-MacDonald Corp.) are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, sought compensatory and punitive damages for each member of the class who allegedly suffers from certain smoking-related diseases. The class was certified in 2005. Trial began in March 2012 and concluded in December 2014. The trial court issued its judgment on May 27, 2015. The trial court found our subsidiary and two other Canadian manufacturers liable and found that the class members’ compensatory damages totaled approximately CAD 15.5 billion, including pre-judgment interest (approximately $11.2 billion). The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion, including pre-judgment interest (approximately $2.2 billion)). In addition, the trial court awarded CAD 90,000 (approximately $65,000) in punitive damages, allocating CAD 30,000 (approximately $21,700) to our subsidiary and found that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking. The trial court also found that defendants conspired to prevent consumers from learning the dangers of smoking. The trial court further held that these civil faults were a cause of the class members’ diseases. The trial court rejected other grounds of fault advanced by the class, holding that: (i) the evidence was insufficient to show that defendants marketed to youth, (ii) defendants’ advertising did not convey false information about the characteristics of cigarettes, and (iii) defendants did not commit a fault by using the descriptors light or mild for cigarettes with a lower tar delivery. The trial court estimated the disease class at 99,957 members. The trial court ordered defendants to pay CAD 1 billion (approximately $723 million) of the compensatory damage award into a trust within 60 days, CAD 200 million (approximately $145 million) of which is our subsidiary’s portion and ordered briefing on a proposed claims process for the distribution of damages to individual class members and for payment of attorneys’ fees and legal costs. In June 2015, our subsidiary commenced the appellate process by filing its inscription of appeal of the trial court’s judgment with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust within 60 days notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make an initial payment within 60 days. In August 2015, plaintiffs filed a motion with the Court of Appeal seeking an order that defendants place irrevocable letters of credit totaling CAD 5 billion (approximately $3.6 billion) into trust, to secure the judgments in both the Letourneau and Blais cases. Plaintiffs subsequently withdrew their motion for security against JTI-MacDonald Corp. and proceeded only against our subsidiary and Imperial Tobacco Canada Ltd. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling CAD 226 million (approximately $163 million) to cover both the Letourneau and Blais cases. Such security may take the form of cash into a court trust or letters of credit, in six equal consecutive quarterly installments of approximately CAD 37.6 million (approximately $27 million) beginning in December 2015 through March 2017. The Court of Appeal ordered Imperial Tobacco Canada Ltd. to furnish security totaling CAD 758 million (approximately $548 million) in seven equal consecutive quarterly installments of approximately CAD 108 million (approximately $78 million) beginning in December 2015 through June 2017. In December 2015, our subsidiary made its first quarterly installment of security for approximately CAD 37.6 million (approximately $27 million) into a court trust. This payment is included in other assets on the consolidated balance sheets and in cash used in operating activities in the consolidated statements of cash flows. The Court of Appeal ordered that the security is payable upon a final judgment of the Court of Appeal affirming the trial court’s judgment or upon further order of the Court of Appeal. The Court of Appeal has scheduled a hearing for the merits appeal in November 2016. Our subsidiary and PMI believe that the findings of liability and damages were incorrect and should ultimately be set aside on any one of many grounds, including the following: (i) holding that defendants violated Quebec law by failing to warn class members of the risks of smoking even after the court found that class members knew, or should have known, of the risks, (ii) finding that plaintiffs were not required to prove that defendants’ alleged misconduct caused injury to each class member in direct contravention of binding precedent, (iii) creating a factual presumption, without any evidence from class members or otherwise, that defendants’ alleged misconduct caused all smoking by all class members, (iv) relying on epidemiological evidence that did not meet recognized scientific standards, and (v) awarding punitive damages to punish defendants without proper consideration as to whether punitive damages were necessary to deter future misconduct.

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

As of February 12, 2016, there were 16 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Canada (10), Korea (1) and Nigeria (5), compared with 15 such cases on December 31, 2014 and December 31, 2013.

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

In the third health care cost recovery case filed in Canada, Her Majesty the Queen in Right of Ontario v. Rothmans Inc., et al., Ontario Superior Court of Justice, Toronto, Canada, filed September 29, 2009, we, our subsidiaries, our indemnitees (PM USA and Altria), and other members of the industry are defendants. The claim was filed by the government of the province of Ontario based on legislation enacted in the province. This legislation is similar to the laws introduced in British Columbia and New Brunswick that authorize the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” Defendants are scheduled to file their defenses in April 2016.

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

In the sixth health care cost recovery case filed in Canada, Her Majesty in Right of Alberta v. Altria Group, Inc., et al., Supreme Court of Queen's Bench Alberta, Canada, filed June 8, 2012, we, our subsidiaries, our indemnitees (PM USA and Altria), and other members of the industry are defendants. The claim was filed by the government of the province of Alberta based on legislation enacted in the province that is similar to the laws enacted in several other Canadian provinces. The legislation authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” Defendants are scheduled to file their defenses in March 2016.
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

Lights Cases: These cases, brought by individual plaintiffs, allege that the use of the term “lights” constitutes fraudulent and misleading conduct. Plaintiffs' allegations of liability in these cases are based on various theories of recovery including misrepresentation, deception, and breach of consumer protection laws. Plaintiffs seek various forms of relief including restitution, injunctive relief, and compensatory and other damages. Defenses raised include lack of causation, lack of reliance, assumption of the risk, and statute of limitations.

As of February 12, 2016, there were 3 lights cases brought by individual plaintiffs pending against our subsidiaries or indemnitees in Chile (2) and Italy (1), compared with 2 such cases on December 31, 2014, and 2 such cases on December 31, 2013.

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

As of February 12, 2016, there were 3 public civil actions pending against our subsidiaries in Argentina (1), Romania (1) and Venezuela (1), compared with 2 such cases on December 31, 2014, and 3 such cases on December 31, 2013.

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

In a newly filed action in Romania, Foundation for the Defense of Citizens against Abuses of the State (FACIAS) v. the State of Romania, Philip Morris România (PMR) and Philip Morris Trading SLR (PMTR), et al., Administrative and Fiscal Litigation Section of the Bucharest Tribunal, filed November 20, 2015, our subsidiaries, several other members of the industry, and the State of Romania through various of its institutions are defendants.  The plaintiff, a non-governmental organization, asks the court to compel the government to enact legislation as directed by the 2014 EU Tobacco Product Directive and to establish a fund for the treatment of smoking-related diseases and promotion of tobacco control efforts.  The plaintiff also seeks an order directing that 1% of the excise taxes collected from tobacco manufacturers, “as well as an amount representing 1% of the turnover” of tobacco manufacturers and distributors, be used to finance the fund.  It is unclear whether the “1% of turnover” is sought from the tobacco company defendants or the government. Our subsidiaries answered the complaint in December 2015. In January 2016, the Tribunal ruled that it lacked jurisdiction. The case was transferred to the Bucharest Court of Appeals, which has jurisdiction to hear administrative cases involving the central government.

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

Other Litigation

The Department of Special Investigations of the government of Thailand has been conducting an investigation into alleged underpayment by our subsidiary, Philip Morris (Thailand) Limited ("PM Thailand"), of customs duties and excise taxes relating to imports from the Philippines covering the period 2003-2007. On January 18, 2016, the Public Prosecutor filed charges against our subsidiary and seven former and current employees in the Bangkok Criminal Court alleging that PM Thailand and the individual defendants jointly and with the intention to defraud the Thai government, under declared import prices of cigarettes to avoid full payment of taxes and duties in connection with 272 import entries of cigarettes from the Philippines during the period of July 2003 to June 2006. The government is seeking a fine of approximately THB 80.8 billion (approximately $2.26 billion). The first hearing, which will focus on preliminary procedural matters, is scheduled for April 2016. PM Thailand contends that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies.

We are also involved in additional litigation arising in the ordinary course of our business. While the outcomes of these proceedings are uncertain, management does not expect that the ultimate outcomes of other litigation, including any reasonably possible losses in excess of current accruals, will have a material adverse effect on our consolidated results of operations, cash flows or financial position.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The principal stock exchange on which our common stock (no par value) is listed is the New York Stock Exchange. At January 29, 2016, there were approximately 64,400 holders of record of our common stock.

Our common stock is also listed on the NYSE Euronext in Paris and the SIX Swiss Exchange.

Performance Graph

The graph below compares the cumulative total shareholder return on PMI's common stock with the cumulative total return for the same period of PMI's Compensation Survey Group and the S&P 500 Index. The graph assumes the investment of $100 as of December 31, 2010, in PMI common stock (at prices quoted on the New York Stock Exchange) and each of the indices as of the market close and reinvestment of dividends on a quarterly basis.

Date	PMI	PMI Compensation Survey Group (1,2)	S&P 500 Index
December 31, 2010	$100.00	$100.00	$100.00
December 31, 2011	$139.80	$114.10	$102.10
December 31, 2012	$154.60	$128.00	$118.50
December 31, 2013	$167.70	$163.60	$156.80
December 31, 2014	$164.20	$170.10	$178.30
December 31, 2015	$186.20	$179.20	$180.80

(1) The PMI Compensation Survey Group consists of the following companies with substantial global sales that are direct competitors; or have similar market capitalization; or are primarily focused on consumer products (excluding high technology and financial services); and are companies for which comparative executive compensation data are readily available: Bayer AG, British American Tobacco p.l.c., The Coca-Cola Company, Diageo plc, GlaxoSmithKline, Heineken N.V., Imperial Brands PLC (formerly, Imperial Tobacco Group PLC), Johnson & Johnson, McDonald's Corp., Mondelēz International, Inc., Nestlé S.A., Novartis AG, PepsiCo, Inc., Pfizer Inc., Roche Holding AG, Unilever NV and PLC and Vodafone Group Plc.
(2) On October 1, 2012, Mondelēz International, Inc. (NASDAQ: MDLZ), formerly Kraft Foods Inc., announced that it had completed the spin-off of its North American grocery business, Kraft Foods Group, Inc. (NASDAQ: KRFT). Mondelēz International, Inc. was retained in the PMI Compensation Survey Group index because of its global footprint. The PMI Compensation Survey Group index total cumulative return calculation weights Mondelēz International, Inc.'s total shareholder return at 65% of historical Kraft Foods Inc.'s market capitalization on December 31, 2010, based on Mondelēz International, Inc.'s initial market capitalization relative to the combined market capitalization of Mondelēz International, Inc. and Kraft Foods Group, Inc. on October 2, 2012.
Note: Figures are rounded to the nearest $0.10.

Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2015

Our share repurchase activity for each of the three months in the quarter ended December 31, 2015, was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2015 – October 31, 2015 (1)	—	$—	—	$—
November 1, 2015 – November 30, 2015 (1)	—	$—	—	$—
December 1, 2015 – December 31, 2015 (1)	—	$—	—	$—
Pursuant to Publicly Announced Plans or Programs	—	$—
October 1, 2015 – October 31, 2015 (3)	67	$79.19
November 1, 2015 – November 30, 2015 (3)	3,746	$88.02
December 1, 2015 – December 31, 2015 (3)	450	$87.76
For the Quarter Ended December 31, 2015	4,263	$87.86

(1)	Our authorized three-year share repurchase program of $18 billion expired in August 2015. During this reporting period, we did not have an authorized share repurchase program.

(2)	Aggregate number of shares repurchased under the above-mentioned share repurchase program as of the end of the period presented.

(3)	Shares repurchased represent shares tendered to us by employees who vested in deferred stock awards and used shares to pay all, or a portion of, the related taxes.

The other information called for by this Item is included in Item 8, Note 26. Quarterly Financial Data (Unaudited) to the consolidated financial statements.

Item 6.     Selected Financial Data

(in millions of dollars, except per share data)

	2015	2014	2013	2012	2011
Summary of Operations:
Net revenues	$73,908	$80,106	$80,029	$77,393	$76,346
Cost of sales	9,365	10,436	10,410	10,373	10,678
Excise taxes on products	47,114	50,339	48,812	46,016	45,249
Gross profit	17,429	19,331	20,807	21,004	20,419
Operating income	10,623	11,702	13,515	13,863	13,342
Interest expense, net	1,008	1,052	973	859	800
Earnings before income taxes	9,615	10,650	12,542	13,004	12,542
Pre-tax profit margin	13.0%	13.3%	15.7%	16.8%	16.4%
Provision for income taxes	2,688	3,097	3,670	3,833	3,653
Net earnings	7,032	7,658	8,850	9,154	8,879
Net earnings attributable to noncontrolling interests	159	165	274	354	288
Net earnings attributable to PMI	6,873	7,493	8,576	8,800	8,591
Basic earnings per share	4.42	4.76	5.26	5.17	4.85
Diluted earnings per share	4.42	4.76	5.26	5.17	4.85
Dividends declared per share	4.04	3.88	3.58	3.24	2.82
Capital expenditures	960	1,153	1,200	1,056	897
Depreciation and amortization	754	889	882	898	993
Property, plant and equipment, net	5,721	6,071	6,755	6,645	6,250
Inventories	8,473	8,592	9,846	8,949	8,120
Total assets	33,956	35,187	38,168	37,670	35,488
Long-term debt	25,250	26,929	24,023	17,639	14,828
Total debt	28,480	29,455	27,678	22,839	18,545
Stockholders' (deficit) equity	(11,476)	(11,203)	(6,274)	(3,154)	551
Common dividends declared as a % of Diluted EPS	91.4%	81.5%	68.1%	62.7%	58.1%
Market price per common share — high/low	90.27-75.27	91.63-75.28	96.73-82.86	94.13-72.85	79.42-55.85
Closing price of common share at year end	87.91	81.45	87.13	83.64	78.48
Price/earnings ratio at year end — Diluted	20	17	17	16	16
Number of common shares outstanding at year end (millions)	1,549	1,547	1,589	1,654	1,726
Number of employees	80,200	82,500	91,100	87,100	78,100

This Selected Financial Data should be read in conjunction with Item 7 and Item 8.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our products are sold in more than 180 markets, and in many of these markets they hold the number one or number two market share position. We have a wide range of premium, mid-price and low-price brands. Our portfolio comprises both international and local brands.

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

Certain prior years' amounts have been reclassified to conform with the current year's presentation. In the fourth quarter of 2015, to further align with the Member State composition of the European Union, PMI transferred the management of its operations in Bulgaria, Croatia, Romania and Slovenia from its EEMA segment to its European Union segment, resulting in the reclassification of prior year amounts between the two segments. The changes did not have an impact on our consolidated financial position, results of operations or cash flows in any of the periods presented.

Executive Summary

The following executive summary provides significant highlights from the Discussion and Analysis that follows.

•	Consolidated Operating Results – The changes in our reported diluted earnings per share (“diluted EPS”) for the year ended December 31, 2015, from the comparable 2014 amounts, were as follows:

	Diluted EPS	% Growth
For the year ended December 31, 2014	$4.76

2014 Asset impairment and exit costs	0.26
2014 Tax items	—
Subtotal of 2014 items	0.26

2015 Asset impairment and exit costs	(0.03)
2015 Tax items	0.03
Subtotal of 2015 items	—

Currency	(1.20)
Interest	(0.01)
Change in tax rate	0.04
Impact of lower shares outstanding and share-based payments	0.04
Operations	0.53
For the year ended December 31, 2015	$4.42	(7.1)%

See the discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

•
Asset Impairment and Exit Costs – During 2015, we recorded pre-tax asset impairment and exit costs of $68 million ($52 million after tax or $0.03 per share) related to severance costs for the organizational restructuring in the European Union segment. During 2014, we recorded pre-tax asset impairment and exit costs of $535 million ($409 million after tax or $0.26 per share) related to the factory closures in the Netherlands, Australia and Canada and the restructuring of the U.S. leaf purchasing model.

On April 4, 2014, we announced the initiation by our affiliate Philip Morris Holland B.V. ("PMH") of consultations with employee representatives on a proposal to discontinue cigarette production at its factory located in Bergen op Zoom, the Netherlands. PMH reached an agreement with the trade unions and their members on a social plan and ceased cigarette production on September 1, 2014. During 2014, we recorded pre-tax asset impairment and exit costs of $489 million. For further details, see the Asset Impairment and Exit Costs section of the following Discussion and Analysis.

•
Income Taxes – Our effective income tax rate for 2015 decreased by 1.1 percentage points to 28.0%. The effective tax rate for 2014 was unfavorably impacted by the above asset impairment and exit costs related to the factory closures. The 2015 tax items that increased our diluted EPS by $0.03 per share in the table above represents a reduction in unrecognized tax benefits of $41 million following the conclusion of the IRS examinations of Altria Group, Inc.'s ("Altria") consolidated tax returns for the years 2007 and 2008 and PMI's consolidated tax returns for the years 2009 through 2011. Prior to March 28, 2008, PMI was a wholly owned subsidiary of Altria. The change in tax rate that increased our diluted EPS by $0.04 per share in the table above was primarily due to earnings mix by taxing jurisdiction and repatriation cost differences.

•
Currency – The unfavorable currency impact during 2015 results from the strengthening of the U.S. dollar, especially against the Argentine peso, Australian dollar, Canadian dollar, Euro, Indonesian rupiah, Japanese yen, Mexican peso, Russian ruble, Turkish lira and the Ukrainian hryvnia. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

•	Interest – The unfavorable impact of interest was due primarily to higher average debt levels, partially offset by lower average interest rates on debt.

•	Lower Shares Outstanding and Share-Based Payments – The favorable diluted EPS impact was due to the repurchase of our common stock in 2014 pursuant to our share repurchase program.

•	Operations – The increase in diluted EPS of $0.53 from our operations in the table above was due to the following segments:

•	EEMA: Higher pricing, partially offset by higher marketing, administration and research costs, unfavorable volume/mix and higher manufacturing costs;

•	Latin America & Canada: Higher pricing, partially offset by unfavorable volume/mix, higher manufacturing costs and higher marketing, administration and research costs;

•	European Union: Higher pricing and lower manufacturing costs, partially offset by higher marketing, administration and research costs and unfavorable volume/mix; and

•	Asia: Higher pricing, partially offset by higher marketing, administration and research costs, unfavorable volume/mix and higher manufacturing costs.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

• 2016 Forecasted Results – On February 4, 2016, we announced our forecast for 2016 full-year reported diluted EPS to be in a range of $4.25 to $4.35, at prevailing exchange rates at that time, versus $4.42 in 2015. Excluding an unfavorable currency impact, at then-prevailing rates, of approximately $0.60 per share for the full-year 2016, the reported diluted earnings per share range represents an increase of approximately 10% to 12% versus adjusted diluted earnings per share of $4.42 in 2015. This forecast does not include any share repurchases in 2016. The company will revisit the potential for repurchases as the year unfolds, depending on the currency environment. We estimate 2016 international cigarette volume, excluding the People's Republic of China and the U.S., to decline by approximately 2.0%-2.5%, in line with the estimated decline of 2.4% in 2015.

We calculated 2015 adjusted diluted EPS as reported diluted EPS of $4.42, plus the $0.03 per share charge related to asset impairment and exit costs, less the $0.03 per share benefit related to discrete tax items.

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

This 2016 guidance excludes the impact of future acquisitions, unanticipated asset impairment and exit cost charges, future changes in currency exchange rates and any unusual events. The factors described in Item 1A. Risk Factors represent continuing risks to this forecast.

Discussion and Analysis

Critical Accounting Estimates

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

The selection and disclosure of our critical accounting estimates have been discussed with our Audit Committee. The following is a discussion of the more significant assumptions, estimates, accounting policies and methods used in the preparation of our consolidated financial statements:

• Revenue Recognition - We recognize revenue when persuasive evidence of an arrangement exists, delivery of product has occurred, the sales price is fixed or determinable and collectability is reasonably assured. For our company, this means that revenue is recognized when title and risk of loss is transferred to our customers. Title transfers to our customers upon shipment or upon receipt at the customer's location as determined by the sales terms for each transaction. The company estimates the cost of sales returns based on historical experience, and these estimates are normally immaterial.

• Goodwill and Non-Amortizable Intangible Assets Valuation - We test goodwill and non-amortizable intangible assets for impairment annually or more frequently if events occur that would warrant such review. We perform our annual impairment analysis in the first quarter of each year. While the company has the option to perform a qualitative assessment for both goodwill and non-amortizable intangible assets to determine if it is more likely than not that an impairment exists, the company elects to perform the quantitative assessment for our annual impairment analysis. The impairment analysis involves comparing the fair value of each reporting unit or non-amortizable intangible asset to the carrying value. If the carrying value exceeds the fair value, goodwill or a non-amortizable intangible asset is considered impaired. To determine the fair value of goodwill, we primarily use a discounted cash flow model, supported by the market approach using earnings multiples of comparable global and local companies within the tobacco industry. At December 31, 2015, the carrying value of our goodwill was $7.4 billion, which is related to ten reporting units, each of which is comprised of a group of markets with similar economic characteristics. The estimated fair value of our ten reporting units exceeded the carrying value as of December 31, 2015. To determine the fair value of non-amortizable intangible assets, we primarily use a discounted cash flow model applying the relief-from-royalty method. We concluded that the fair value of our non-amortizable intangible assets exceeded the carrying value, and any reasonable movement in the assumptions would not result in an impairment. These discounted cash flow models include management assumptions relevant for forecasting operating cash flows, which are subject to changes in business conditions, such as volumes and prices, costs to produce, discount rates and estimated capital needs. Management considers historical experience and all available information at the time the fair values are estimated, and we believe these assumptions are consistent with the assumptions a hypothetical marketplace participant would use. Since the March 28, 2008, spin-off from Altria, we have not recorded a charge to earnings for an impairment of goodwill or non-amortizable intangible assets.

• Marketing and Advertising Costs - We incur certain costs to support our products through programs which include advertising, marketing, consumer engagement and trade promotions. The costs of our advertising and marketing programs are expensed in accordance with U.S. GAAP. Recognition of the cost related to our consumer engagement and trade promotion programs contain uncertainties due to the judgment required in estimating the potential performance and compliance for each program. For volume-based incentives provided to customers, management continually assesses and estimates, by customer, the likelihood of the customer achieving the specified targets and records the reduction of revenue as the sales are made. For other trade promotions, management relies on estimated utilization rates that have been developed from historical experience. Changes in the assumptions used in estimating the cost of any individual marketing program would not result in a material change in our financial position, results of operations or operating cash flows. We have not made any material changes in the accounting methodology used to estimate our marketing programs during the past three years.

• Employee Benefit Plans - As discussed in Item 8, Note 13. Benefit Plans to our consolidated financial statements, we provide a range of benefits to our employees and retired employees, including pensions, postretirement health care and postemployment benefits (primarily severance). We record annual amounts relating to these plans based on calculations specified by U.S. GAAP. These calculations include various actuarial assumptions, such as discount rates, assumed rates of return on plan assets, compensation increases, mortality, turnover rates and health care cost trend rates. We review actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. As permitted by U.S. GAAP, any effect of the modifications is generally amortized over future periods. We believe that the assumptions utilized in calculating our obligations under these plans are reasonable based upon our historical experience and advice from our actuaries.

Weighted-average discount rate assumptions for pensions and postretirement plans are as follows:

	2015	2014
U.S. pension plans	4.30%	3.95%
Non-U.S. pension plans	1.68%	1.92%
Postretirement plans	4.45%	4.20%

We anticipate that assumption changes, coupled with decreased amortization of deferred losses, will decrease 2016 pre-tax U.S. and non-U.S. pension and postretirement expense to approximately $209 million as compared with approximately $240 million in 2015, excluding amounts related to early retirement programs. The anticipated decrease is primarily due to lower amortization of deferred losses in the Netherlands due to a change in the amortization period.

Weighted-average expected rate of return and discount rate assumptions have a significant effect on the amount of expense reported for the employee benefit plans.  A fifty-basis-point decrease in our discount rate would increase our 2016 pension and postretirement expense by approximately $52 million, and a fifty-basis-point increase in our discount rate would decrease our 2016 pension and postretirement expense by approximately $44 million. Similarly, a fifty-basis-point decrease (increase) in the expected return on plan assets would increase (decrease) our 2016 pension expense by approximately $30 million. See Item 8, Note 13. Benefit Plans to our consolidated financial statements for a sensitivity discussion of the assumed health care cost trend rates.

• Income Taxes - Income tax provisions for jurisdictions outside the United States, as well as state and local income tax provisions, are determined on a separate company basis, and the related assets and liabilities are recorded in our consolidated balance sheets.

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

Prior to the spin-off of PMI by Altria, we were a wholly owned subsidiary of Altria. We participated in a tax-sharing agreement with Altria for U.S. tax liabilities, and our accounts were included with those of Altria for purposes of its U.S. federal income tax return. Under the terms of the agreement, taxes were computed on a separate company basis. To the extent that we generated foreign tax credits, capital losses and other credits that could not be utilized on a separate company basis, but were utilized in Altria’s consolidated U.S. federal income tax return, we would recognize the resulting benefit in the calculation of our provision for income taxes. We made payments to, or were reimbursed by, Altria for the tax effects resulting from our inclusion in Altria’s consolidated United States federal income tax return. On the date of the spin-off of PMI by Altria, we entered into a Tax Sharing Agreement with Altria. The Tax Sharing Agreement generally governs Altria’s and our respective rights, responsibilities and obligations for pre-distribution periods and for potential taxes on the spin-off of PMI by Altria. With respect to any potential tax resulting from the spin-off of PMI by Altria, responsibility for the tax will be allocated to the party that acted (or failed to act) in a manner that resulted in the tax. Beginning March 31, 2008, we were no longer a member of the Altria consolidated tax return group, and we filed our own U.S. federal consolidated income tax return. In the third quarter of 2015, the IRS examination of Altria's consolidated tax returns for the years 2007-2008 was concluded with no tax adjustments to PMI.

For further details, see Item 8, Note 11. Income Taxes to our consolidated financial statements.

• Hedging - As discussed below in “Market Risk,” we use derivative financial instruments principally to reduce exposures to market risks resulting from fluctuations in foreign currency exchange and interest rates by creating offsetting exposures. For derivatives to which we have elected to apply hedge accounting, gains and losses on these derivatives are initially deferred in accumulated other comprehensive losses on the consolidated balance sheet and recognized in the consolidated statement of earnings in the periods when the related hedged transactions are also recognized in operating results. If we had elected not to use the hedge accounting provisions, gains (losses) deferred in stockholders’ (deficit) equity would have been recorded in our net earnings for these derivatives.

• Contingencies - As discussed in Item 8, Note 21. Contingencies to our consolidated financial statements, legal proceedings covering a wide range of matters are pending or threatened against us, and/or our subsidiaries, and/or our indemnitees in various jurisdictions. We and our subsidiaries record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. The variability in pleadings in multiple jurisdictions, together with the actual experience of management in litigating claims, demonstrate that the monetary relief that may be specified in a lawsuit bears little relevance to the ultimate outcome. Much of the tobacco-related litigation is in its early stages, and litigation is subject to uncertainty. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, after assessing the information available to it: (i) management has not concluded that it is probable that a loss has been incurred in any of the pending tobacco-related cases; (ii) management is unable to estimate the possible loss or range of loss for any of the pending tobacco-related cases; and (iii) accordingly, no estimated loss has been accrued in the consolidated financial statements for unfavorable outcomes in these cases, if any. Legal defense costs are expensed as incurred.

Consolidated Operating Results

Our cigarette volume, net revenues, excise taxes on products and operating companies income by segment were as follows:

(in millions)	2015	2014	2013
Cigarette Volume
European Union	194,589	194,746	194,464
Eastern Europe, Middle East & Africa	279,411	278,374	287,094
Asia	281,350	288,128	301,324
Latin America & Canada	91,920	94,706	97,287
Total cigarette volume	847,270	855,954	880,169

(in millions)	2015	2014	2013
Net Revenues
European Union	$26,563	$30,517	$29,656
Eastern Europe, Middle East & Africa	18,328	20,469	19,342
Asia	19,469	19,255	20,987
Latin America & Canada	9,548	9,865	10,044
Net revenues	$73,908	$80,106	$80,029

(in millions)	2015	2014	2013
Excise Taxes on Products
European Union	$18,495	$21,370	$20,770
Eastern Europe, Middle East & Africa	10,964	11,855	10,866
Asia	11,266	10,527	10,486
Latin America & Canada	6,389	6,587	6,690
Excise taxes on products	$47,114	$50,339	$48,812

(in millions)	2015	2014	2013
Operating Income
Operating companies income:
European Union	$3,576	$3,815	$4,309
Eastern Europe, Middle East & Africa	3,425	4,033	3,708
Asia	2,886	3,187	4,622
Latin America & Canada	1,085	1,030	1,134
Amortization of intangibles	(82)	(93)	(93)
General corporate expenses	(162)	(165)	(187)
Less:
Equity (income)/loss in unconsolidated subsidiaries, net	(105)	(105)	22
Operating income	$10,623	$11,702	$13,515

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

References to total international cigarette market, total cigarette market, total market and market shares throughout this Discussion and Analysis reflect our best estimates of tax-paid volumes based on a number of internal and external sources.

The following events that occurred during 2015, 2014 and 2013 affected the comparability of our statement of earnings amounts:

• Asset Impairment and Exit Costs – For the years ended December 31, 2015, 2014 and 2013, pre-tax asset impairment and exit costs by segment were as follows:

(in millions)	2015	2014	2013
Separation programs:
European Union	$68	$351	$13
Eastern Europe, Middle East & Africa	—	2	14
Asia	—	35	19
Latin America & Canada	—	3	5
Total separation programs	68	391	51
Contract termination charges:
Eastern Europe, Middle East & Africa	—	—	250
Asia	—	—	8
Total contract termination charges	—	—	258
Asset impairment charges:
European Union	—	139	—
Latin America & Canada	—	5	—
Total asset impairment charges	—	144	—
Asset impairment and exit costs	$68	$535	$309

For further details, see Item 8, Note 5. Asset Impairment and Exit Costs to our consolidated financial statements.

• Acquisitions and Other Business Arrangements – For further details, see Item 8, Note 6. Acquisitions and Other Business Arrangements to our consolidated financial statements.

2015 compared with 2014

The following discussion compares our consolidated operating results for the year ended December 31, 2015, with the year ended December 31, 2014.
Our cigarette shipment volume was down by 1.0%, excluding acquisitions, reflected declines in:

•	Asia, mainly due to Korea, Pakistan and the Philippines; and

•	Latin America & Canada, mainly due to Argentina, Brazil, Ecuador and Mexico;
partially offset by growth in:

•	EEMA, notably Egypt, Saudi Arabia and Turkey, partially offset by Kazakhstan and Ukraine.

Total cigarette volume in the European Union was essentially flat, with declines in Greece, Italy and the United Kingdom largely offset by growth in France, Germany and Spain.

For the year ended December 31, 2015, estimated inventory movements were favorable, driven principally by a favorable comparison in Japan as a result of the 2014 correction of distributor inventory movements partly related to the VAT increase of April 2014. Excluding these estimated inventory movements, our total cigarette shipment volume decreased by 1.6%, excluding acquisitions.

Our cigarette market share increased in a number of key markets, including Argentina, Austria, Belgium, Egypt, France, Germany, Indonesia, Korea, the Netherlands, the Philippines, Poland, Russia, Saudi Arabia, Spain and Switzerland.

Our cigarette shipment volume by brand is shown in the table below:

PMI Cigarette Shipment Volume by Brand (Million Units)
	Full-Year
	2015	2014	Change
Marlboro	285,583	282,997	0.9%
L&M	97,884	94,168	3.9%
Parliament	44,879	47,199	(4.9)%
Bond Street	43,608	43,585	0.1%
Chesterfield	41,397	42,144	(1.8)%
Philip Morris	35,815	31,948	12.1%
Lark	28,828	28,473	1.2%
Others	269,276	285,440	(5.7)%
Total PMI	847,270	855,954	(1.0)%

The increase in cigarette shipment volume of Marlboro reflected growth in: the European Union, notably France, Germany and Spain, partly offset by Italy and the United Kingdom; EEMA, notably Saudi Arabia and Turkey, partly offset by North Africa and Ukraine; and Asia, notably the Philippines and Vietnam, partly offset by Japan and Korea. Cigarette shipment volume of Marlboro decreased in Latin America & Canada, mainly due to Argentina, Brazil and Mexico, partly offset by Colombia.

The increase in cigarette shipment volume of L&M was predominantly driven by growth in EEMA, notably Egypt, Turkey and Ukraine, partly offset by Russia. The decrease in cigarette shipment volume of Parliament was primarily due to Kazakhstan, Korea, Russia and Ukraine, partly offset by Japan and Turkey. Cigarette shipment volume of Bond Street was essentially flat, with growth, notably driven by Australia, Russia and Serbia, largely offset by declines in the European Union, Kazakhstan and Ukraine. The decrease in cigarette shipment volume of Chesterfield was due to EEMA, mainly Russia, Turkey and Ukraine, partly offset by the European Union, mainly the Czech Republic, Italy and Poland, and by Latin America & Canada, mainly Mexico. The increase in cigarette shipment volume of Philip Morris primarily reflects the morphing of Diana in Italy. The increase in cigarette shipment volume of Lark was principally driven by Japan, partly offset by Korea.

Our other tobacco products ("OTP") primarily include tobacco for roll-your-own and make-your-own cigarettes, pipe tobacco, cigars and cigarillos. Total shipment volume of OTP, in cigarette equivalent units, increased by 1.0%.

Total shipment volume for cigarettes and OTP, in cigarette equivalent units, decreased by 1.0%, excluding acquisitions.
Our net revenues and excise taxes on products were as follows:

	For the Years Ended December 31,
(in millions)	2015	2014	Variance	%
Net revenues	$73,908	$80,106	$(6,198)	(7.7)%
Excise taxes on products	47,114	50,339	(3,225)	(6.4)%
Net revenues, excluding excise taxes on products	$26,794	$29,767	$(2,973)	(10.0)%

Net revenues, which include excise taxes billed to customers, decreased by $6.2 billion (7.7%). Excluding excise taxes, net revenues decreased by $3.0 billion (10.0%) to $26.8 billion. This decrease was due primarily to:

•	unfavorable currency ($4.7 billion) and

•	unfavorable volume/mix ($325 million), partly offset by

•	price increases ($2.1 billion).
Currency movements decreased net revenues by $13.5 billion and net revenues, excluding excise taxes on products, by $4.7 billion. The $4.7 billion decrease was due primarily to the Argentine peso, Australian dollar, Canadian dollar, Euro, Indonesian rupiah, Japanese yen, Mexican peso, Russian ruble, Turkish lira and the Ukrainian hryvnia.

Net revenues include $1.8 billion in 2015 and $2.0 billion in 2014 related to sales of OTP. These net revenue amounts include excise taxes billed to customers. Excluding excises taxes, net revenues for OTP were $673 million in 2015 and $753 million in 2014.

Excise taxes on products decreased by $3.2 billion (6.4%), due primarily to:

•	favorable currency ($8.8 billion), partly offset by

•	higher excise taxes resulting from changes in retail prices and tax rates ($5.4 billion) and

•	higher excise taxes resulting from volume/mix ($142 million).

Governments have consistently increased excise taxes in most of the markets in which we operate. As discussed in Business Environment, we expect excise taxes to continue to increase.
Our cost of sales; marketing, administration and research costs; and operating income were as follows:

	For the Years Ended December 31,
(in millions)	2015	2014	Variance	%
Cost of sales	$9,365	$10,436	$(1,071)	(10.3)%
Marketing, administration and research costs	6,656	7,001	(345)	(4.9)%
Operating income	10,623	11,702	(1,079)	(9.2)%

Cost of sales decreased by $1.1 billion (10.3%), due primarily to:

•	favorable currency ($1.4 billion), partly offset by

•	higher manufacturing costs ($166 million) and

•	higher cost of sales resulting from volume/mix ($148 million).

Marketing, administration and research costs decreased by $345 million (4.9%), due primarily to:

•	favorable currency ($979 million), partly offset by

•	higher expenses ($628 million, primarily higher marketing and selling expenses).

Operating income decreased by $1.1 billion (9.2%). This decrease was due primarily to:

•	unfavorable currency ($2.3 billion),

•	higher marketing, administration and research costs ($628 million),

•	unfavorable volume/mix ($473 million) and

•	higher manufacturing costs ($166 million), partly offset by

•	price increases ($2.1 billion) and

•	lower pre-tax charges for asset impairment and exit costs ($467 million).

On February 5, 2015, we announced that our productivity and cost savings initiatives would include, but were not limited to, the continued enhancement of production processes, the harmonization of tobacco blends, the streamlining of product specifications and number of brand variants, supply chain improvements and overall spending efficiency across the company. We anticipated that these initiatives, combined with savings associated with the manufacturing footprint restructuring implemented in 2014, notably in Australia and the Netherlands, should result in a total company cost-base increase, excluding RRPs and currency, of approximately 1%. In 2015, we decided to deploy additional investments, some of which will not recur in 2016, to support the strong momentum of our cigarette brand portfolio and accelerate the geographic expansion of iQOS. This resulted in a constant currency total cost-base increase of 3.6% excluding RRPs, or 5.3% including RRPs.

In 2016, we expect our total cost base including RRPs to increase by approximately 1%, excluding currency, reflecting productivity and cost-savings programs, coupled with moderating prices for key inputs, such as tobacco leaf, clove and non-tobacco materials.

Our effective tax rate decreased by 1.1 percentage points to 28.0%. The 2015 effective tax rate was unfavorably impacted by changes to repatriation assertions on certain foreign subsidiary historical earnings ($58 million), partially offset by a reduction in unrecognized tax benefits of $41 million following the conclusion of the IRS examinations of Altria's consolidated tax returns for the years 2007 and 2008 and PMI's consolidated tax returns for the years 2009 through 2011. Prior to March 28, 2008, PMI was a wholly owned subsidiary of Altria. The 2014 effective tax rate was unfavorably impacted by the asset impairment and exit costs related to the factory closures. The effective tax rate is based on our full-year earnings mix by taxing jurisdiction and cash repatriation plans. Changes in our cash repatriation plans could have an impact on the effective tax rate, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions. Based upon tax regulations in existence at December 31, 2015, and our cash repatriation plans, we estimate that our 2016 effective tax rate will be approximately 28%.

We are regularly examined by tax authorities around the world, and we are currently under examination in a number of jurisdictions. It is reasonably possible that within the next twelve months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible charge cannot be made at this time.

Net earnings attributable to PMI of $6.9 billion decreased by $620 million (8.3%). This decrease was due primarily to lower operating income as discussed above, partially offset by a lower effective tax rate. Diluted and basic EPS of $4.42 decreased by 7.1%. Excluding an unfavorable currency impact of $1.20, diluted EPS increased by 18.1%.

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

Our market share increased, or was flat in a number of key markets, including Algeria, Argentina, Austria, Canada, France, Germany, Italy, Korea, the Netherlands, Poland, Russia, Saudi Arabia, Spain, Switzerland and the United Kingdom.

Our cigarette shipment volume by brand is shown in the table below:

PMI Cigarette Shipment Volume by Brand (Million Units)
	Full-Year
	2014	2013	Change
Marlboro	282,997	291,090	(2.8)%
L&M	94,168	95,004	(0.9)%
Parliament	47,199	44,684	5.6%
Bond Street	43,585	44,869	(2.9)%
Chesterfield	42,144	34,377	22.6%
Philip Morris	31,948	34,996	(8.7)%
Lark	28,473	28,842	(1.3)%
Others	285,440	306,307	(6.8)%
Total PMI	855,954	880,169	(2.8)%

The decrease in cigarette shipment volume of Marlboro reflected declines in: the European Union, notably France, Italy and Poland, partly offset by the Czech Republic and Spain; EEMA, notably in Egypt, Russia and Ukraine, partly offset by Algeria and Saudi Arabia; Asia, due almost entirely to Japan, partly offset by the Philippines; and Latin America & Canada, due predominantly to Mexico. The overall decline was partially offset by the positive impact of market share growth in the European Union and EEMA Regions. Market share of Marlboro in Asia and Latin America & Canada was essentially flat.

The decrease in cigarette shipment volume of L&M was due primarily to EEMA, notably Saudi Arabia and Turkey, partially offset by slightly increased or essentially flat shipments in the three other Regions. The increase in cigarette shipment volume of Parliament was driven by growth in all Regions and notably in Turkey. The decrease in cigarette shipment volume of Bond Street was due predominantly to Kazakhstan, Serbia and Ukraine, partially offset by Australia and Russia. The increase in cigarette shipment volume of Chesterfield was driven by growth in all Regions and notably in Italy, Poland and Turkey, partly offset by Russia and Ukraine. The decrease in cigarette shipment volume of Philip Morris was due almost entirely to Japan, principally reflecting the morphing to Lark, partly offset by growth in the three other Regions. The decrease in cigarette shipment volume of Lark was due predominantly to Turkey, partly offset by Japan (including the impact of the morphing of Philip Morris).

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

Currency movements decreased net revenues by $5.3 billion and net revenues, excluding excise taxes on products, by $2.1 billion, due primarily to the Argentine peso, Indonesian rupiah, Japanese yen, Russian ruble, Turkish lira and the Ukrainian hryvnia, partially offset by the Euro.

Net revenues include $2.0 billion in 2014 and $1.9 billion in 2013 related to sales of OTP. These net revenue amounts include excise taxes billed to customers. Excluding excises taxes, net revenues for OTP were $753 million in 2014 and $739 million in 2013.

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

Cost of sales increased by $26 million (0.2%), due to:

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

Interest expense, net, of $1.1 billion increased by $79 million, due primarily to higher average debt levels, partially offset by lower average interest rates on debt.

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

•    FCTC: The World Health Organization's ("WHO") Framework Convention on Tobacco Control ("FCTC"), an international public health treaty with the objective of reducing tobacco use, drives much of the regulation that shapes the business environment in which we operate. The treaty, to which 179 countries and the European Union are Parties, requires Parties to have in place various tobacco control measures and recommends others.

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

However, the FCTC governing body, the Conference of the Parties ("CoP"), has adopted non-binding guidelines and policy recommendations related to certain articles of the FCTC, some of which we strongly oppose, including extreme measures such as point-of-sale display bans, plain packaging, bans on all forms of communications with adult smokers, ingredient restrictions or bans based on the concepts of palatability or attractiveness and excessive taxation. Among other things, these measures would limit our ability to differentiate our products and disrupt competition, are not based on sound evidence of a public health benefit, are likely to lead to adverse consequences, such as increased illicit trade and, in some cases, result in the expropriation of our trademarks and violate international treaties.

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

•    EU Tobacco Products Directive: In April 2014, the EU adopted the text of a significantly revised EU Tobacco Products Directive that, among other things, provides for:

•
health warnings covering 65% of the front and back panels of packs, with specific health warning dimensions that will in effect prohibit various pack formats, such as certain packs for slim cigarettes, even though the agreed text does not ban slim cigarettes. Member States would also have the option to further standardize tobacco packaging, including, under certain conditions, by introducing plain packaging;

•	a ban on packs of fewer than 20 cigarettes;

•	a ban on characterizing flavors in some tobacco products, with a transition period for menthol expiring in May 2020;

•
security features and tracking and tracing measures, including tracking at pack level down to retail as from May 2019, which we believe will most likely not provide any incremental benefit in the fight against illicit trade, but have the potential to increase operational expenses if excessive implementing regulation is enacted; and

•
a framework for the regulation of novel tobacco products and e-cigarettes (except for those found to be medicines or medical devices), including requirements for health warnings and information leaflets, prohibiting product packaging text related to reduced risk, and introducing notification requirements in advance of commercialization.

The revised Directive entered into force in May 2014. Member States are required to implement the Directive by May 2016.

In June 2014, two of our subsidiaries filed papers in the English High Court seeking judicial review of whether the Directive complies with existing EU Treaties. In November 2014, the English High Court referred the case to the Court of Justice of the European Union (“CJEU”) and requested that the CJEU issue a judgment by May 2016. In July 2014, the government of Poland filed a complaint with the CJEU challenging the validity of various provisions in the Directive that ban menthol cigarettes. The CJEU conducted hearings in both proceedings in September and October 2015. In December 2015, the Advocate General of the CJEU issued opinions in both proceedings advising that the Directive complies with EU law. These opinions are not binding on the CJEU, which is expected to issue its judgment by May 2016. It is not possible to predict the outcome of these legal proceedings.

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

France, Ireland and the U.K. have adopted plain packaging legislation, with implementation scheduled to begin no later than May 2016 and full compliance at retail required as of November 2016 in France and as of May 2017 in Ireland and the U.K. In Ireland, implementation is subject to a Ministerial Commencement Order, which has yet to be issued.

In May 2015, three of our subsidiaries filed papers in the English High Court seeking judicial review of the U.K.’s plain packaging legislation. The English High Court held a hearing in December 2015 and indicated that it would issue its judgment in February or March 2016. It is not possible to predict the outcome of these legal proceedings.

In other countries, including Hungary, New Zealand and Norway, proposals to implement plain packaging are in various stages of the legislative process. Additionally, several countries, including Canada, Finland, Singapore and Turkey, are considering plain packaging, but no legislative proposals have been published. It is not possible to predict whether any of these countries will implement plain packaging.

Australia’s plain packaging legislation triggered three legal challenges. First, major tobacco manufacturers, including our Australian subsidiary, challenged the legislation’s constitutionality in the High Court of Australia. Although the High Court found the legislation constitutional, a majority of the Justices concluded that plain packaging deprives tobacco manufacturers of their property, raising serious questions about the legality of similar proposals in other jurisdictions. Second, our Hong Kong subsidiary initiated arbitration proceedings against the Australian government pursuant to the Hong Kong-Australia Bilateral Investment Treaty and was seeking substantial compensation for the deprivation of its investments in Australia. In December 2015, the tribunal hearing the case declined jurisdiction to hear the merits of our subsidiary's claim. The tribunal's decision, which is final, does not address the legality or effectiveness of Australia's plain packaging legislation. Third, several countries have initiated World Trade Organization ("WTO") dispute settlement proceedings against Australia. It is not possible to predict the outcome of these legal proceedings.

We oppose plain packaging because it expropriates our valuable intellectual property by taking away our trademarks and moves the industry much closer to a commodity business where there is no distinction among brands, and, therefore, the ability to compete for adult smoker market share is greatly reduced. Several studies, including industry-commissioned studies as well as data released by Australian state governments, show that there is no sound basis to conclude that the implementation of plain packaging in Australia has had any impact on smoking prevalence among adults or youth. Data from Australia also appear to confirm that, since the implementation of plain packaging, down-trading to lower price and lower margin brands has accelerated and illicit trade has increased.

In the event any particular jurisdiction adopts plain packaging regulation, we will consider all available options, including litigation, to ensure the protection of our intellectual property.

•    Restrictions and Bans on the Use of Ingredients: Currently, the WHO and others in the public health community recommend restrictions or total bans on the use of some or all ingredients in tobacco products, including menthol. Some regulators have considered and rejected such proposals, while others have proposed and, in a few cases, adopted restrictions or bans. In particular, as mentioned above, the European Union has banned characterizing flavors in tobacco products, subject to an exemption until May 2020 for menthol. Other countries may follow the EU's approach. For instance, Turkey has banned menthol as of May 2020. More sweeping ingredient bans have been adopted by Canada and Brazil.

While the Canadian ingredient ban exempts menthol on the national level, some Canadian provinces have adopted or are in the process of adopting menthol bans.

The Brazil ingredients ban, which, as originally drafted, would prohibit the use of virtually all ingredients with flavoring or aromatic properties, is not in force due to a legal challenge by a tobacco industry union, of which our Brazilian subsidiary is a member. It is not possible to predict the outcome of this legal proceeding.

Broad restrictions and ingredient bans would require us to reformulate our American Blend tobacco products and could reduce our ability to differentiate these products in the market in the long term. Menthol bans would eliminate the entire category of mentholated tobacco products. We oppose broad bans or sweeping restrictions on the use of ingredients, as they are often based on the subjective and scientifically unsupported notion that ingredients make tobacco products more “attractive” or “palatable” and therefore could encourage tobacco consumption, and also because prohibiting entire categories of cigarettes, such as menthol, is likely to lead to a massive increase in illicit trade.

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

•    Other Packaging Restrictions: Some governments have passed, or are seeking to pass, restrictions on packaging and labeling, including standardizing the shape, format and layout of packaging, as well as imposing broad restrictions on how the space left for branding and product descriptions can be used. Examples include prohibitions on: (1) the use of colors that are alleged to suggest that one brand is less harmful than others, (2) specific descriptive phrases deemed to be misleading, including, for example, “premium,” “full flavor,” “international,” “gold,” “silver,” and “menthol” and (3) in one country, all but one variant per brand. We oppose broad packaging restrictions because they unnecessarily limit brand and product differentiation, are anticompetitive, prevent us from providing consumers with information about our products, unduly restrict our intellectual property rights, and violate international trade agreements. In some instances, we have commenced litigation challenging such regulations. It is not possible to predict the outcome of these proceedings.

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

Reduced cigarette ignition propensity ("RCIP") standards recommended by the FCTC guidelines, have been adopted in several of our markets (e.g., Australia, Canada, South Africa, South Korea, and the EU), and are being considered in several others. While the available evidence (namely, from two provinces in Canada, the State of New York and Sweden) so far suggests that the implementation of RCIP standards did not result in the predicted reduction of smoking-related fires, RCIP standards do increase production costs.

•    Restrictions on Public Smoking: The pace and scope of public smoking restrictions have increased significantly in most of our markets. Many countries around the world have adopted, or are likely to adopt, regulations that restrict or ban smoking in public and/or work places, restaurants, bars and nightclubs. Some public health groups have called for, and some countries, regional governments and municipalities have adopted or proposed, bans on smoking in outdoor places, as well as bans on smoking in cars (typically, when minors are present) and private homes. The FCTC requires Parties to adopt restrictions on public smoking, and the guidelines call for broad bans in all indoor public places but limit their recommendations on private-place smoking, such as in cars and homes, to increased education on the risk of exposure to environmental tobacco smoke.

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

•Restrictions on the Sale of Innovative Tobacco Products: Some governments have passed, or are seeking to pass, regulations that ban the sale of e-cigarettes or “emerging” tobacco products, including novel tobacco or nicotine products, such as smokeless tobacco - where no combustion takes place and no smoke is produced - dissolvable tobacco products or nicotine, and nicotine delivery systems (i.e., e-vapor products). These regulations might foreclose consumer access even to products that might be shown to present significantly less risk of harm than existing products. We oppose such blanket bans of products that may have the potential to reduce the harm of smoking. By contrast, we support regulation that sets strict standards and propels innovation to benefit consumer and public health.

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

Regulators in some countries have also called for the exclusion of tobacco from certain basic provisions of trade and investment agreements. The Trans-Pacific Partnership Agreement (“TPP”) includes a provision that denies "investors," as defined in the TPP, access to the Investor State Dispute Settlement Mechanism to challenge "tobacco control measures." None of the 12 parties to this agreement has yet ratified it. If this carve-out enters into force, we believe it would constitute unfair discrimination against a legal industry, be at odds with fundamental principles of international investment protection, and constitute a dangerous precedent for many other sectors.

In a limited number of markets, most notably Argentina and Japan, we are dependent on governmental approvals that may limit our pricing flexibility.

•    Illicit Trade: The illicit tobacco trade creates a cheap and unregulated supply of tobacco products, undermines efforts to reduce smoking, especially among youth, damages legitimate businesses, stimulates organized crime, increases corruption and reduces government tax revenue. Illicit trade may account for as much as 10% of global cigarette consumption; this includes counterfeit, contraband and the growing problem of "illicit whites," which are cigarettes legally produced in one jurisdiction for the sole purpose of being exported and illegally sold in another jurisdiction where they have no legitimate market. We estimate that illicit trade in the European Union accounted for more than 10% of total cigarette consumption in 2015.

A number of jurisdictions are considering regulatory measures and government action to prevent illicit trade. In November 2012, the FCTC adopted the Protocol to Eliminate Illicit Trade in Tobacco Products (the “Protocol”), which includes supply chain control measures, such as licensing of manufacturers and distributors, enforcement in free trade zones, controls on duty free and Internet sales and the implementation of tracking and tracing technologies. To date, 54 countries have signed the Protocol and 13 countries have ratified it. The Protocol will come into force once the fortieth country ratifies it, after which countries must implement its measures via national legislation. It is not possible to predict whether other countries will sign or ratify the Protocol.

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

•    Reduced-Risk Products: We use the term Reduced-Risk Products (“RRPs”) to refer to products with the potential to reduce individual risk and population harm in comparison to smoking cigarettes. Our RRPs are in various stages of development and commercialization, and we are conducting extensive and rigorous scientific studies to determine whether we can support claims for such products of reduced exposure to harmful and potentially harmful constituents in smoke and, ultimately, claims of reduced disease risk when compared to smoking cigarettes. Before making any such claims, we will rigorously evaluate the full set of data from the relevant scientific studies to determine whether they substantiate reduced exposure or risk. Any such claims may also be subject to government review and approval, as is the case in the United States today. We draw upon a team of world-class scientists and engineers from a broad spectrum of scientific disciplines, and our efforts are guided by the following three key objectives:

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

Our approach to individual risk assessment is to use cessation as the benchmark, because the short-term and long-term effects of smoking cessation on risk reduction are well known.

Four RRP platforms are in various stages of development and commercialization readiness:

•
Platform 1, as discussed below, uses a precisely controlled heating device that we are commercializing under the iQOS brand name, into which a specially designed tobacco product under the Marlboro, Parliament and HeatSticks brand names is inserted and heated to generate an aerosol. Six short-term clinical studies have been completed. The study results show a substantial reduction in relevant biomarkers of exposure to harmful or potentially harmful constituents (“HPHCs”) in adult consumers who switched to iQOS compared to adult consumers who continued to smoke cigarettes over a five-day period. The conduct phase of two three-month clinical reduced-exposure studies conducted in Japan and the United States of America has also been completed, and the final reports are expected shortly. In these studies we observed reduction in 15 HPHCs in those who switched to iQOS compared to those who either continued to smoke cigarettes or quit smoking for the duration of the study. The reductions measured in those who switched to iQOS approached those that were observed in study participants who quit smoking for the duration of the study. We also initiated a 6+6 month exposure response study in December 2014, and anticipate the results regarding the first six-month term in the first quarter of 2017.

•	Platform 2 uses a pressed carbon heat source to generate an aerosol by heating tobacco. Clinical testing of Platform 2 started in the second quarter of 2015.

•
Platform 3 is based on technology we acquired from Professor Jed Rose of Duke University and his co-inventors in May 2011. This product creates an aerosol of nicotine salt formed by the chemical reaction of nicotine with a weak organic acid and replicates the feel and ritual of smoking. We are exploring two routes for this platform, one with electronics and one without. We have begun pre-clinical and clinical testing of this product.

•
Platform 4 covers e-vapor products, which are battery-powered devices that produce an aerosol by vaporizing a liquid nicotine solution. Our e-vapor products comprise devices using current generation technology, and we are working on developing the next generation of e-vapor technologies to address the challenges presented by the e-vapor products currently on the market, ranging from consumer satisfaction to manufacturing processes and product consistency.

We are also developing other potential product platforms.

We are proceeding with the commercialization of RRPs. In January 2014, we announced an investment of up to €500 million over three years in our first manufacturing facility in the European Union and an associated pilot plant near Bologna, Italy, to produce our RRPs. The factory is designed to produce up to 30 billion units and is expected to become operational by the end of the first quarter of 2016. It will initially manufacture Platform 1 tobacco sticks (HeatSticks).

In the United States of America, an established regulatory framework for assessing “Modified Risk Tobacco Products” exists under the jurisdiction of the Food and Drug Administration (“FDA”). We expect that future FDA actions are likely to influence the regulatory approach of other interested governments. Our assessment approach and the studies conducted to date reflect the rigorous evidentiary package contemplated in the FDA’s Draft Guidance for Modified Risk Tobacco Product Applications (2012). We have shared our approach and studies with the FDA’s Center for Tobacco Products. In parallel, we are engaging with regulators in several EU member states, as well as in a number of other countries. We plan to submit a Modified Risk Tobacco Product application for Platform 1 late in 2016.

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

In 2014, we introduced the iQOS system in pilot city launches in Nagoya, Japan, and in Milan, Italy. We commenced national expansion in Japan in September 2015. We launched iQOS in Switzerland in August 2015 and started pilot city launches in Moscow, Lisbon and

Bucharest in November 2015. We also started our gradual expansion in Italy, beginning with Rome and Turin. To date, the product has not been marketed with claims of reduced risk.

In December 2013, we established a strategic framework with Altria under which Altria will make available its e-vapor products exclusively to us for commercialization outside the United States of America, and we will make available two of our RRPs exclusively to Altria for commercialization in the United States of America. In March 2015, we launched Solaris, a Platform 4 e-vapor product licensed from Altria, in Spain. In December 2015, we introduced Solaris in Israel.

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

• Other Legislation, Regulation or Governmental Action: In Argentina, the National Commission for the Defense of Competition issued a resolution in May 2010 in which it found that our affiliate's establishment in 1997 of a system of exclusive zonified distributors (“EZDs”) in Buenos Aires city and region was anticompetitive, despite having issued two prior decisions (in 1997 and 2000) in which it had found the establishment of the EZD system was not anticompetitive. In February 2016, the Commission closed the investigation without finding any fault on the part of our affiliate. This decision might be appealed.

In Germany, in October 2013, the Administrative District Office Munich, acting under the policy supervision of the Bavarian Ministry of Health and Environment, sent our German affiliate an order alleging that certain components of its Marlboro advertising campaign do not comply with the applicable tobacco advertising law, and requiring our affiliate to stop this particular campaign throughout Germany. Our affiliate filed a challenge in the Munich Administrative Court, which was granted in part and denied in part. At an appeals hearing in April 2014, before the Bavarian Higher Administrative Court, the parties agreed that our affiliate could continue the campaign with certain limitations on image visuals and text slogans for the duration of the court proceedings. In April 2015, the Administrative District Office Munich issued a revised order, which again required our affiliate to stop using core elements of this particular campaign within one to three months from the effective date of the order. Our affiliate again challenged the order in the Munich Administrative Court, and, in October 2015, the first instance court nullified the order. The Administrative District Office Munich can appeal this decision.

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

Governmental Investigations

From time to time, we are subject to governmental investigations on a range of matters. The Department of Special Investigations (“DSI”) of the government of Thailand has been conducting an investigation into alleged underpayment by Philip Morris (Thailand) Limited ("PM Thailand") of customs duties and excise taxes of approximately $1.8 billion, relating to imports from Indonesia covering the period 2000-2003. PM Thailand has been cooperating with the Thai authorities and believes that its declared import prices are in compliance with the Customs Valuation Agreement of the WTO and Thai law.

Additionally, in November 2010, a WTO panel issued its decision in a dispute relating to facts that arose from August 2006 between the Philippines and Thailand concerning a series of Thai customs and tax measures affecting cigarettes imported by PM Thailand into Thailand from the Philippines (see Item 3, Legal Proceedings, Other Litigation for additional information). The WTO panel decision, which was upheld by the WTO Appellate Body, concluded that Thailand had no basis to find that PM Thailand's declared customs values and taxes paid were too low, as alleged by the DSI in 2009. The decision also created obligations for Thailand to revise its laws, regulations, or practices affecting the customs valuation and tax treatment of future cigarette imports. Thailand agreed in September 2011 to fully comply with the decision by October 2012. The Philippines contends that to date Thailand has not fully complied and is pursuing bilateral discussions with Thailand to address the outstanding issues. The Philippines has repeatedly expressed concerns with ongoing investigations by Thailand of PM Thailand, including those that led to the criminal charges described in Item 3, Legal Proceedings, Other Litigation, noting that these investigations appear to be based on grounds not supported by WTO customs valuation rules and inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies.

Acquisitions and Other Business Arrangements

In July 2015, we dissolved our exclusive joint venture agreement with Swedish Match AB ("SWMA") to commercialize Swedish snus and other smoke-free tobacco products worldwide, outside of Scandinavia and the United States. The dissolution, mutually agreed with SWMA, means that both companies will now focus on independent strategies for the commercialization of these products, and the trademarks and intellectual property licensed to the joint venture by the companies will revert to their original owners. The dissolution of this agreement was not material to our consolidated financial position, results of operations or cash flows in any of the periods presented.

On January 30, 2014, the Indonesian Stock Exchange (“IDX”) adopted a regulation requiring all listed public companies to have at least a 7.5% public shareholding by January 30, 2016. In order to comply with this requirement, our subsidiary PT HM Sampoerna Tbk. (“Sampoerna”), of which we held a 98.18% interest, conducted a rights issue. The exercise price for the rights was set at Rp. 77,000 per share, a 1.349% premium to the closing price on the IDX as of September 30, 2015. In connection with the rights issue, PT Philip Morris Indonesia (“PMID”), a fully consolidated subsidiary of PMI, sold 264,209,711 of the rights to third-party investors. Delivery of the rights sold took place on October 26, 2015. The total net proceeds from the rights issue were $1.5 billion at prevailing exchange rates on the closing date. The sale of the rights resulted in an increase to our additional paid-in capital of $1.1 billion.

In June 2014, we acquired 100% of Nicocigs Limited, a leading U.K.-based e-vapor company, for the final purchase price of $103 million, net of cash acquired, with additional contingent payments of up to $77 million, primarily relating to performance targets over a three-year period. As of December 31, 2015, PMI does not anticipate that the performance targets will be met. For additional information, see Item 8, Note 16. Fair Value Measurements to our consolidated financial statements. The effect of this acquisition was not material to our consolidated financial position, results of operations or cash flows in any of the periods presented.

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

Asset Impairment and Exit Costs

In November 2015, we commenced the implementation of a restructuring program within our European Union segment. The program is expected to be completed by the end of 2017. In total, we expect to incur a total pre-tax charge of approximately $93 million for the program. During 2015, we recorded pre-tax exit costs of $68 million related to employee separation costs. In addition, as part of the total program, up to $25 million of pre-tax implementation costs, primarily related to costs for the project team and notice period payments, will be reflected in cost of sales and marketing, administration and research costs in our consolidated statement of earnings.
On April 4, 2014, we announced the initiation by our affiliate, Philip Morris Holland B.V. ("PMH"), of consultations with employee representatives on a proposal to discontinue cigarette production at its factory located in Bergen op Zoom, the Netherlands. PMH reached an agreement with the trade unions and their members on a social plan, and ceased cigarette production on September 1, 2014. In total, we have incurred a total pre-tax charge of approximately $549 million for the program. During 2014, we recorded pre-tax asset impairment and exit costs of $489 million. This amount included employee separation costs of $343 million, asset impairment costs of $139 million and other separation costs of $7 million. In addition, as part of the total program, approximately $60 million of pre-tax implementation costs, primarily related to notice period payments, have been reflected in cost of sales and marketing, administration and research costs in our consolidated statement of earnings, of which $50 million were recognized during 2014. Excluding asset impairment costs, substantially all of these charges have resulted in cash expenditures. The program has been substantially completed as of December 31, 2015.
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

To our knowledge, none of our commercial arrangements results in the governments of any country identified by the U.S. government as a state sponsor of terrorism, nor entities controlled by those governments, receiving cash or acting as intermediaries in violation of U.S. laws.

We do not sell products in Cuba, Iran, North Korea and Syria.

Certain states within the U.S. have enacted legislation permitting state pension funds to divest or abstain from future investment in stocks of companies that do business with certain countries that are sanctioned by the U.S. We do not believe such legislation has had a material effect on the price of our shares.

2015 compared with 2014

The following discussion compares operating results within each of our reportable segments for 2015 with 2014.

European Union:

European Union	For the Years Ended December 31,
(in millions)	2015	2014	Variance	%
Net revenues	$26,563	$30,517	$(3,954)	(13.0)%
Excise taxes on products	18,495	21,370	(2,875)	(13.5)%
Net revenues, excluding excise taxes on products	8,068	9,147	(1,079)	(11.8)%
Operating companies income	3,576	3,815	(239)	(6.3)%

Net revenues, which include excise taxes billed to customers, decreased by $4.0 billion. Excluding excise taxes, net revenues decreased by $1.1 billion, due primarily to:

•	unfavorable currency ($1.5 billion) and

•	unfavorable volume/mix ($29 million), partly offset by

•	price increases ($442 million).

The net revenues of the European Union segment include $1.5 billion in 2015 and $1.6 billion in 2014 related to sales of OTP. Excluding excise taxes, OTP net revenues for the European Union segment were $509 million in 2015 and $573 million in 2014.
Operating companies income decreased by $239 million during 2015. This decrease was due primarily to:

•	unfavorable currency ($857 million),

•	higher marketing, administration and research costs ($242 million) and

•	unfavorable volume/mix ($47 million), partly offset by

•	price increases ($442 million),

•
lower pre-tax charges for asset impairment and exit costs ($422 million, primarily due to the non-recurrence of the 2014 pre-tax charge related to the decision to discontinue cigarette production in the Netherlands) and

•	lower manufacturing costs ($46 million).

European Union - Industry Volume

The estimated total cigarette market in the European Union of 507.9 billion units decreased by 0.9%. The net impact of estimated trade inventory movements was neutral. The moderate decline of the estimated total cigarette market reflected, in certain key geographies, improving economies, a decrease in the prevalence of illicit trade, lower out-switching to the fine cut category and a lower prevalence of e-vapor products.

The estimated total OTP market in the European Union of 164.9 billion cigarette equivalent units decreased by 0.3%. The total fine cut market was flat at 143.9 billion cigarette equivalent units.

European Union - Shipment Volume and Market Share

Cigarette shipment volume and market share performance by brand are shown in the tables below:

European Union Cigarette Shipment Volume by Brand (Million Units)
	Full-Year
	2015	2014	Change
Marlboro	95,588	94,537	1.1%
L&M	35,010	34,943	0.2%
Chesterfield	28,278	27,100	4.3%
Philip Morris	14,205	10,224	38.9%
Others	21,508	27,942	(23.0)%
Total EU	194,589	194,746	(0.1)%

European Union Cigarette Market Shares by Brand
	Full-Year
			Change
	2015	2014	p.p.
Marlboro	18.9%	18.7%	0.2
L&M	6.9%	6.8%	0.1
Chesterfield	5.8%	5.6%	0.2
Philip Morris	3.2%	3.2%	—
Others	3.5%	3.9%	(0.4)
Total EU	38.3%	38.2%	0.1

Our cigarette shipment volume of 194.6 billion units decreased by 0.1%, or by 0.4% excluding favorable net trade inventory movements, mainly in Italy. Market share increased by 0.1 point to 38.3%, with gains notably in France, Germany, Poland and Spain largely offset by the Czech Republic, Greece, Italy and Portugal.

Our shipments of OTP of 23.4 billion cigarette equivalent units increased by 2.2%. Our total OTP market share increased by 0.2 points to 14.2%.

European Union - Market Discussions

In France, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	France Key Market Data
	Full-Year
			Change
	2015	2014	% / p.p.
Total Cigarette Market (billion units)	45.5	45.0	1.0%

PMI Shipments (million units)	18,943	18,563	2.0%

PMI Cigarette Market Share
Marlboro	25.9%	25.1%	0.8
Philip Morris	9.5%	9.4%	0.1
Chesterfield	3.3%	3.4%	(0.1)
Others	2.9%	3.1%	(0.2)
Total	41.6%	41.0%	0.6

The increase in the estimated total cigarette market reflected its general recovery since the second half of 2014 and a lower prevalence of e-vapor products and illicit trade. The increase in our cigarette shipment volume mainly reflected market share growth, notably of premium brands Marlboro, benefiting from a round retail price point of €7.00 per pack and the launch of Marlboro 25s in the first quarter of 2015, and Philip Morris. The estimated total industry fine cut category of 14.5 billion cigarette equivalent units increased by 6.9%. Our market share of the category decreased by 1.2 points to 25.0%.

In Germany, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Germany Key Market Data
	Full-Year
			Change
	2015	2014	% / p.p.
Total Cigarette Market (billion units)	80.0	80.4	(0.4)%

PMI Shipments (million units)	29,778	29,411	1.2%

PMI Cigarette Market Share
Marlboro	22.1%	21.7%	0.4
L&M	11.9%	11.8%	0.1
Chesterfield	1.7%	1.7%	—
Others	1.5%	1.4%	0.1
Total	37.2%	36.6%	0.6

The decline of the estimated total cigarette market was partly due to the impact of price increases, partially offset by a lower prevalence of illicit trade. The increase in our cigarette shipment volume principally reflected market share growth, driven by Marlboro, mainly reflecting the positive impact of the new Architecture 2.0, and L&M, benefiting from a rounded retail price point of €5.00 per pack of 19s. The estimated total industry fine cut category of 41.0 billion cigarette equivalent units decreased by 0.5%. Our market share of the category decreased by 0.2 points to 12.7%.

In Italy, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Italy Key Market Data
	Full-Year
			Change
	2015	2014	% / p.p.
Total Cigarette Market (billion units)	73.8	74.4	(0.8)%

PMI Shipments (million units)	39,717	40,439	(1.8)%

PMI Cigarette Market Share
Marlboro	24.6%	25.7%	(1.1)
Chesterfield	11.0%	9.2%	1.8
Philip Morris	9.2%	10.4%	(1.2)
Others	8.9%	9.6%	(0.7)
Total	53.7%	54.9%	(1.2)

The moderate decrease in the estimated total cigarette industry was driven by an improved macro-economic environment and a lower prevalence of illicit trade and e-vapor products. Excluding the favorable net impact of estimated trade inventory movements, our cigarette shipment volume declined by 2.9%, mainly reflecting market share loss, notably of: Marlboro, largely due to its price increase in the first quarter of 2015 to €5.20 per pack from its round retail price point of €5.00 per pack; and Philip Morris, including the morphed Diana that had been impacted by the growth of the super-low price segment; partly offset by super-low price Chesterfield. The estimated total industry fine cut category of 6.4 billion cigarette equivalent units increased by 5.1%. Our market share of the category decreased by 0.4 points to 41.1%.

In Poland, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Poland Key Market Data
	Full-Year
			Change
	2015	2014	% / p.p.
Total Cigarette Market (billion units)	41.1	42.1	(2.3)%

PMI Shipments (million units)	16,763	16,630	0.8%

PMI Cigarette Market Share
Marlboro	11.4%	11.2%	0.2
L&M	18.1%	18.2%	(0.1)
Chesterfield	8.6%	7.6%	1.0
Others	2.7%	3.1%	(0.4)
Total	40.8%	40.1%	0.7

The decrease in the estimated total cigarette market reflected the impact of price increases and an increase in the prevalence of illicit products, partly offset by a lower prevalence of e-vapor products. The increase in our cigarette shipment volume reflected higher market share, driven by Marlboro, partly reflecting the positive impact of the new Architecture 2.0, and Chesterfield, benefiting from its super-slims variants, partly offset by declines from super-low price brands. The estimated total industry fine cut category of 4.0 billion cigarette equivalent units increased by 11.0%, mainly reflecting the retail price impact of excise tax restructuring on the cigar and cigarillo categories that drove higher in-switching to the fine cut category, as well as a lower prevalence of illicit OTP. Our market share of the category decreased by 3.3 points to 31.4%, mainly due to increased price competition at the bottom end of the market.

In Spain, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Spain Key Market Data
	Full-Year
			Change
	2015	2014	% / p.p.
Total Cigarette Market (billion units)	46.7	47.0	(0.6)%

PMI Shipments (million units)	15,435	14,879	3.7%

PMI Cigarette Market Share
Marlboro	17.0%	15.9%	1.1
Chesterfield	9.1%	9.2%	(0.1)
L&M	5.8%	6.1%	(0.3)
Others	1.5%	0.9%	0.6
Total	33.4%	32.1%	1.3
The decrease in the total cigarette market mainly reflected the impact of price increases, partly offset by an improving economy, and a lower prevalence of illicit trade and e-vapor products. The increase in our cigarette shipment volume principally reflected higher market share, driven mainly by Marlboro, benefiting from a round price point in the vending channel, the new Architecture 2.0, and an improving economy. The estimated total industry fine cut category of 9.5 billion cigarette equivalent units decreased by 2.1%. Our market share of the fine cut category decreased by 1.3 points to 13.5%.

Eastern Europe, Middle East & Africa:

Eastern Europe, Middle East & Africa	For the Years Ended December 31,
(in millions)	2015	2014	Variance	%
Net revenues	$18,328	$20,469	$(2,141)	(10.5)%
Excise taxes on products	10,964	11,855	(891)	(7.5)%
Net revenues, excluding excise taxes on products	7,364	8,614	(1,250)	(14.5)%
Operating companies income	3,425	4,033	(608)	(15.1)%

Net revenues, which include excise taxes billed to customers, decreased by $2.1 billion. Excluding excise taxes, net revenues decreased by $1.3 billion, due primarily to:

•	unfavorable currency ($1.8 billion) and

•	unfavorable volume/mix ($53 million), partly offset by

•	price increases ($637 million).

Operating companies income decreased by $608 million during 2015. This decrease was due primarily to:

•	unfavorable currency ($938 million),

•	higher marketing, administration and research costs ($175 million),

•	unfavorable volume/mix ($123 million) and

•	higher manufacturing costs ($54 million), partially offset by

•	price increases ($637 million) and

•	higher equity income from unconsolidated subsidiaries ($44 million).

Eastern Europe Middle East & Africa - PMI Cigarette Shipment Volume

Our cigarette shipment volume of 279.4 billion units increased by 0.4%, driven notably by Egypt, Saudi Arabia and Turkey, partially offset by Kazakhstan and Ukraine. Excluding favorable net estimated trade inventory movements, our cigarette shipment volume was essentially flat. Our cigarette shipment volume of premium brands decreased by 0.6%, mainly due to Parliament, down by 3.2% to 33.6 billion units, mainly due to Kazakhstan, Russia and Ukraine, partly offset by Turkey, partly offset by growth from Marlboro, up by 0.7% to 80.7 billion units, driven by Saudi Arabia and Turkey, partly offset by North Africa and Ukraine. Our cigarette shipment volume of L&M increased by 8.4% to 51.2 billion units, driven notably by Egypt, Turkey and Ukraine, partly offset by Russia.

Eastern Europe Middle East & Africa - Market Discussions

In North Africa (defined as Algeria, Egypt, Libya, Morocco and Tunisia), estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	North Africa Key Market Data
	Full-Year
			Change
	2015	2014	% / p.p.
Total Cigarette Market (billion units)	138.5	143.3	(3.4)%

PMI Shipments (million units)	38,111	37,782	0.9%

PMI Cigarette Market Share
Marlboro	13.7%	15.3%	(1.6)
L&M	11.9%	8.9%	3.0
Others	2.3%	1.9%	0.4
Total	27.9%	26.1%	1.8

The decline of the estimated total market was principally due to Egypt, reflecting the impact of excise tax-driven price increases. The increase in our cigarette shipment volume was primarily driven by Egypt, reflecting higher market share, mainly of L&M, resulting from improved territorial coverage and brand building activities, partly offset by Algeria and Tunisia.

In Russia, estimated industry size, our cigarette shipment volume and market share performance, as measured by Nielsen, are shown in the table below.

	Russia Key Market Data
	Full-Year
			Change
	2015	2014	% / p.p.
Total Cigarette Market (billion units)	294.5	314.1	(6.2)%

PMI Shipments (million units)	84,422	84,948	(0.6)%

PMI Cigarette Market Share
Marlboro	1.4%	1.6%	(0.2)
Parliament	3.9%	3.7%	0.2
Bond Street	8.4%	7.7%	0.7
Others	14.7%	14.5%	0.2
Total	28.4%	27.5%	0.9

The decline of the estimated total cigarette market was mainly due to the unfavorable impact of excise tax-driven price increases and lower consumer purchasing power as a result of a weak economy. The decrease in our cigarette shipment volume mainly reflected the lower total market, largely offset by market share gains, primarily by premium Parliament, low-price Bond Street, notably its Compact 7.0 variant, and super-low price Next in "Others."

In Turkey, estimated industry size, our cigarette shipment volume and market share performance, as measured by Nielsen, are shown in the table below.

	Turkey Key Market Data
	Full-Year
			Change
	2015	2014	% / p.p.
Total Cigarette Market (billion units)	103.2	94.7	9.0%

PMI Shipments (million units)	49,014	46,309	5.8%

PMI Cigarette Market Share
Marlboro	9.5%	8.6%	0.9
Parliament	11.6%	11.2%	0.4
Lark	7.6%	9.0%	(1.4)
Others	15.1%	15.2%	(0.1)
Total	43.8%	44.0%	(0.2)

The increase in the estimated total cigarette market mainly reflected a significantly lower prevalence of illicit trade. The increase in our cigarette shipment volume was driven by a higher total market. The decline in our market share was mainly due to low-price Lark, reflecting the impact of price repositioning by our principal competitor in May 2014, partly offset by Marlboro, notably its Touch 7.0 variants, and Parliament, benefiting from the growth of Parliament Night Blue KS, the leading SKU sold on the market, and from up-trading from the mid-price segment.

In Ukraine, estimated industry size, our cigarette shipment volume and market share performance, as measured by Nielsen, are shown in the table below.

	Ukraine Key Market Data
	Full-Year
			Change
	2015	2014	% / p.p.
Total Cigarette Market (billion units)	70.6	69.7	1.3%

PMI Shipments (million units)	19,195	23,273	(17.5)%

PMI Cigarette Market Share
Marlboro	3.8%	4.9%	(1.1)
Parliament	2.9%	3.1%	(0.2)
Bond Street	8.3%	8.9%	(0.6)
Others	15.1%	15.8%	(0.7)
Total	30.1%	32.7%	(2.6)

The increase in the estimated total market was mainly driven by a lower prevalence of illicit trade. The decrease in our cigarette shipment volume largely reflected lower market share, primarily due to Marlboro, reflecting the impact of widened price gaps, and Bond Street, mainly resulting from competitive price pressure in the low-price segment.

Asia:

Asia	For the Years Ended December 31,
(in millions)	2015	2014	Variance	%
Net revenues	$19,469	$19,255	$214	1.1%
Excise taxes on products	11,266	10,527	739	7.0%
Net revenues, excluding excise taxes on products	8,203	8,728	(525)	(6.0)%
Operating companies income	2,886	3,187	(301)	(9.4)%

Net revenues, which include excise taxes billed to customers, increased by $214 million. Excluding excise taxes, net revenues decreased by $525 million, due to:

•	unfavorable currency ($875 million) and

•	unfavorable volume/mix ($100 million), partly offset by

•	price increases ($450 million).

Operating companies income decreased by $301 million during 2015. This decrease was due primarily to:

•	unfavorable currency ($388 million),

•	higher marketing, administration and research costs ($165 million),

•	unfavorable volume/mix ($162 million) and

•	higher manufacturing costs ($70 million), partly offset by

•	price increases ($450 million) and

•	the non-recurrence of the 2014 pre-tax charges for asset impairment and exit costs ($35 million) due to the factory closure in Australia.

Asia - PMI Cigarette Shipment Volume

Our cigarette shipment volume of 281.4 billion units decreased by 2.4%, mainly due to: Korea; Pakistan, reflecting a lower total estimated market resulting from the June and December 2015 excise tax-driven price increases, coupled with an increase in the prevalence of illicit trade and lower market share; and the Philippines. Excluding distributor inventory movements in Japan, reflecting a favorable comparison in 2015 resulting from the correction in 2014 of distributor inventory movements related to the VAT increase of April 2014, our cigarette shipment volume decreased by 3.1%.

Our cigarette shipment volume of Marlboro of 73.5 billion units increased by 3.0%, mainly driven by the Philippines and Vietnam, partly offset by Japan and Korea. Cigarette shipment volume of Parliament of 9.4 billion units decreased by 11.5%, primarily due to Korea, partly offset by Japan. Cigarette shipment volume of Lark of 18.3 billion units increased by 3.3%, principally driven by Japan, partly offset by Korea.

Asia - Market Discussions
In Indonesia, estimated industry size, our cigarette shipment volume, market share and segmentation performance are shown in the tables below.

	Indonesia Key Market Data
	Full-Year
			Change
	2015	2014	% / p.p.
Total Cigarette Market (billion units)	314.0	314.0	—%

PMI Shipments (million units)	109,840	109,694	0.1%

PMI Cigarette Market Share
Sampoerna A	14.9%	14.4%	0.5
Dji Sam Soe	7.0%	6.3%	0.7
U Mild	4.8%	5.4%	(0.6)
Others	8.3%	8.8%	(0.5)
Total	35.0%	34.9%	0.1

	Indonesia Segmentation Data
	Full-Year
			Change
	2015	2014	p.p.
Segment % of Total Market
Hand-Rolled Kretek (SKT)	18.7%	20.1%	(1.4)
Machine-Made Kretek (SKM)	75.1%	73.5%	1.6
Whites (SPM)	6.2%	6.4%	(0.2)
Total	100.0%	100.0%	—

PMI % Share of Segment
Hand-Rolled Kretek (SKT)	39.2%	39.0%	0.2
Machine-Made Kretek (SKM)	30.1%	29.9%	0.2
Whites (SPM)	80.9%	79.7%	1.2

The estimated total cigarette market was essentially flat, reflecting a soft economic environment. The slight increase in our market share reflected a strong performance from our machine-made kretek brands, notably Sampoerna A, Dji Sam Soe Magnum and Dji Sam Soe Magnum Blue, largely offset by U Mild, and a decline in our hand-rolled kretek portfolio, notably due to Sampoerna Hijau in "Others," down by 0.4 points to 3.0%.

In Japan, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Japan Key Market Data
	Full-Year
			Change
	2015	2014	% / p.p.
Total Cigarette Market (billion units)	182.3	186.2	(2.1)%

PMI Shipments (million units)	45,690	45,556	0.3%

PMI Cigarette Market Share
Marlboro	11.3%	11.6%	(0.3)
Parliament	2.3%	2.2%	0.1
Lark	9.9%	10.0%	(0.1)
Others	1.8%	2.1%	(0.3)
Total	25.3%	25.9%	(0.6)

The decrease of the estimated total cigarette market moderated to 2.1%. Excluding estimated inventory movements, driven principally by a favorable comparison as a result of the 2014 correction of distributor inventory movements partly related to the VAT increase of April 2014, our cigarette shipment volume decreased by 4.3%. The decline was mainly due to a lower total market, and lower market share principally reflecting the impact of competitive retail price and new menthol taste product offerings.

In Korea, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Korea Key Market Data
	Full-Year
			Change
	2015	2014	% / p.p.
Total Cigarette Market (billion units)	67.3	88.1	(23.6)%

PMI Shipments (million units)	14,201	17,346	(18.1)%

PMI Cigarette Market Share
Marlboro	9.6%	7.8%	1.8
Parliament	7.2%	7.1%	0.1
Virginia S.	3.8%	4.1%	(0.3)
Others	0.6%	0.7%	(0.1)
Total	21.2%	19.7%	1.5

The decline of the estimated total cigarette market reflected the impact of the January 2015 excise tax increase and related retail price increases. Excluding the impact of estimated inventory movements associated with the timing of the excise tax increase, the total cigarette market declined by approximately 17.3%. The decline in our cigarette shipment volume reflected the lower estimated total market, partly offset by share growth, driven by Marlboro, benefiting from the positive impact of pricing for our principal domestic competitor's main brands.

In the Philippines, estimated industry size, our cigarette shipment volume and market share performance, as measured by Nielsen, are shown in the table below. Data for the total cigarette market have been restated to reflect estimated total market consumption compared to the previous methodology of reporting only estimated tax-paid industry volumes.

	Philippines Key Market Data
	Full-Year
			Change
	2015	2014	% / p.p.
Total Cigarette Market (billion units)	90.2	94.9	(4.9)%

PMI Shipments (million units)	66,236	68,358	(3.1)%

PMI Cigarette Market Share
Marlboro	21.1%	18.4%	2.7
Fortune	31.1%	30.4%	0.7
Jackpot	9.9%	10.7%	(0.8)
Others	11.3%	12.5%	(1.2)
Total	73.4%	72.0%	1.4

Estimated total consumption decreased by 4.9%, mainly due to the impact of price increases. The decline in our cigarette shipment volume reflected the lower total market combined with lower consumption of our low and super-low price brands, following price increases in late 2014 and early 2015, partly offset by higher market share, driven by adult smoker uptrading to Marlboro, combined with market share growth of Fortune, reflecting the narrowing of retail price gaps with brands at the bottom end of the market.

Latin America & Canada:

Latin America & Canada	For the Years Ended December 31,
(in millions)	2015	2014	Variance	%
Net revenues	$9,548	$9,865	$(317)	(3.2)%
Excise taxes on products	6,389	6,587	(198)	(3.0)%
Net revenues, excluding excise taxes on products	3,159	3,278	(119)	(3.6)%
Operating companies income	1,085	1,030	55	5.3%

Net revenues, which include excise taxes billed to customers, decreased by $317 million. Excluding excise taxes, net revenues decreased by $119 million, due primarily to:

•	unfavorable currency ($505 million) and

•	unfavorable volume/mix ($143 million), partly offset by

•	price increases ($525 million).

Operating companies income increased by $55 million during 2015. This increase was due primarily to:

•	price increases ($525 million), partly offset by

•	unfavorable currency ($210 million),

•	unfavorable volume/mix ($141 million),

•	higher manufacturing costs ($88 million) and

•	higher marketing, administration and research costs ($42 million).

Latin America & Canada - PMI Cigarette Shipment Volume and Market Share

Our cigarette shipment volume of 91.9 billion units decreased by 2.9%, mainly due to Argentina, Brazil, Canada and Mexico. Although shipment volume of Marlboro of 35.8 billion units decreased by 3.2%, our Regional market share increased by 0.2 points to an estimated 15.2%. Market share of Marlboro increased notably in Brazil and Colombia, by 0.3 and 1.1 points to 9.5% and 9.0%, respectively. Shipment volume of Philip Morris of 19.4 billion units increased by 1.7%, driven mainly by Canada.

Latin America & Canada - Market Discussions

In Argentina, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Argentina Key Market Data
	Full-Year
			Change
	2015	2014	% / p.p.
Total Cigarette Market (billion units)	40.8	41.9	(2.5)%

PMI Shipments (million units)	31,910	32,323	(1.3)%

PMI Cigarette Market Share
Marlboro	24.3%	24.3%	—
Parliament	2.1%	2.2%	(0.1)
Philip Morris	44.7%	43.4%	1.3
Others	7.1%	7.3%	(0.2)
Total	78.2%	77.2%	1.0

The decline of the estimated total cigarette market was mainly due to the impact of price increases and a challenging economic environment. The decrease in our shipment volume was mainly due to a lower estimated total market, partly offset by market share growth, driven primarily by Philip Morris, reflecting the positive impact of the brand's capsule variants. Our share of the growing capsule segment, representing 16.4% of the total market, grew by 4.4 points to 73.5%.

In Canada, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Canada Key Market Data
	Full-Year
			Change
	2015	2014	% / p.p.
Total Cigarette Market (billion units)	26.7	27.3	(2.3)%

PMI Shipments (million units)	9,926	10,275	(3.4)%

PMI Cigarette Market Share
Belmont	3.3%	3.0%	0.3
Canadian Classics	10.3%	10.4%	(0.1)
Next	10.6%	10.6%	—
Others	13.1%	13.6%	(0.5)
Total	37.3%	37.6%	(0.3)

The estimated total cigarette market decreased by 2.3%. Excluding the favorable impact of estimated competitors' trade inventory movements, the total market declined by 4.6%, mainly due to the impact of tax-driven price increases. The decrease in our cigarette shipment volume was principally due to a lower estimated total market. Our market share was also negatively impacted by the above-mentioned estimated competitors' trade inventory movements.

In Mexico, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Mexico Key Market Data
	Full-Year
			Change
	2015	2014	% / p.p.
Total Cigarette Market (billion units)	33.6	33.5	0.4%

PMI Shipments (million units)	23,246	23,861	(2.6)%

PMI Cigarette Market Share
Marlboro	48.1%	49.7%	(1.6)
Delicados	10.7%	11.1%	(0.4)
Benson & Hedges	4.6%	5.2%	(0.6)
Others	5.8%	5.3%	0.5
Total	69.2%	71.3%	(2.1)

The estimated total cigarette market increased by 0.4%. Excluding the unfavorable impact of estimated trade inventory movements, the total market increased by 2.8%, primarily reflecting a lower prevalence of illicit trade. The decrease in our cigarette shipment volume was mainly driven by: lower market share, mainly due to Marlboro, reflecting adult smoker down-trading; and the timing of price increases by our principal competitor in the first quarter of 2015; partly offset by gains for certain low-price local trademark brands.

2014 compared with 2013

The following discussion compares operating results within each of our reportable segments for 2014 with 2013.

European Union:

European Union	For the Years Ended December 31,
(in millions)	2014	2013	Variance	%
Net revenues	$30,517	$29,656	$861	2.9%
Excise taxes on products	21,370	20,770	600	2.9%
Net revenues, excluding excise taxes on products	9,147	8,886	261	2.9%
Operating companies income	3,815	4,309	(494)	(11.5)%

Net revenues, which include excise taxes billed to customers, increased by $861 million. Excluding excise taxes, net revenues increased by $261 million, due to:

•	price increases ($134 million),

•	favorable currency ($126 million) and

•	the impact of acquisitions ($11 million), partly offset by

•	unfavorable volume/mix ($10 million).

The net revenues of the European Union segment include $1.7 billion in 2014 and $1.5 billion in 2013 related to sales of OTP. Excluding excise taxes, OTP net revenues for the European Union segment were $574 million in 2014 and $544 million in 2013.

Operating companies income decreased by $494 million during 2014. This decrease was due primarily to:

•	higher pre-tax charge for asset impairment and exit costs ($477 million, primarily related to the decision to discontinue cigarette production in the Netherlands in 2014),

•	higher marketing, administration and research costs ($101 million),

•	higher manufacturing costs ($44 million) and

•	unfavorable volume/mix ($42 million), partly offset by

•	price increases ($134 million) and

•	favorable currency ($39 million).

European Union - Industry Volume

The total estimated cigarette market in the European Union of 512.5 billion units decreased by 3.1%, due primarily to the impact of tax-driven price increases and the unfavorable economic and employment environment, partly offset by: the subdued performance of the e-vapor category; less out-switching to fine cut products; a reduction in the consumption of illicit products in several markets; and lower than historical average pricing, mainly in Italy.

The total OTP market in the European Union of 165.4 billion cigarette equivalent units increased by 1.3%, reflecting a larger total fine cut market, up by 1.2% to 143.9 billion cigarette equivalent units.

European Union - Shipment Volume and Market Share

Cigarette shipment volume and market share performance by brand are shown in the tables below:

European Union Cigarette Shipment Volume by Brand (Million Units)
	Full-Year
	2014	2013	Change
Marlboro	94,537	96,069	(1.6)%
L&M	34,943	34,985	(0.1)%
Chesterfield	27,100	19,707	37.5%
Philip Morris	10,224	9,768	4.7%
Others	27,942	33,935	(17.7)%
Total EU	194,746	194,464	0.1%

European Union Cigarette Market Shares by Brand
	Full-Year
			Change
	2014	2013	p.p.
Marlboro	18.7%	18.3%	0.4
L&M	6.8%	6.7%	0.1
Chesterfield	5.6%	4.5%	1.1
Philip Morris	3.2%	3.5%	(0.3)
Others	3.9%	4.2%	(0.3)
Total EU	38.2%	37.2%	1.0

Our cigarette shipment volume of 194.7 billion units increased by 0.1%, predominantly reflecting improved market share that increased by 1.0 share point to 38.2%.

While shipment volume of Marlboro decreased, mainly due to a lower total market, market share increased driven notably by the Czech Republic, Germany, Italy and Spain, partly offset by France and Poland. While cigarette shipment volume of L&M was essentially flat, market share increased slightly, driven notably by Germany, partly offset by Poland. Cigarette shipment volume of Chesterfield increased, and market share increased, driven notably by Italy and Poland. Cigarette shipment volume of Philip Morris increased, driven notably by Latvia, Lithuania, the Slovak Republic and Spain.

Our shipments of OTP of 22.9 billion cigarette equivalent units increased by 6.4%, driven principally by higher share. Our OTP total market share was 14.0%, up by 0.6 share points, reflecting gains in the fine cut category: notably in the Czech Republic, up by 7.8 share points to 26.5%; Hungary, up by 6.4 share points to 18.3%; Italy, up by 3.9 share points to 41.5%; and Poland, up by 11.2 share points to 34.7%; partly offset by France, down by 0.7 share points to 26.2%; Germany down by 1.3 share points to 12.9%, and Portugal, down by 5.4 share points to 26.5%.

European Union - Market Discussions

In France, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	France Key Market Data
	Full-Year
			Change
	2014	2013	% / p.p.
Total Cigarette Market (billion units)	45.0	47.5	(5.3)%

PMI Shipments (million units)	18,563	19,123	(2.9)%

PMI Cigarette Market Share
Marlboro	25.1%	24.7%	0.4
Philip Morris	9.4%	9.1%	0.3
Chesterfield	3.4%	3.4%	—
Others	3.1%	3.0%	0.1
Total	41.0%	40.2%	0.8

The total cigarette market decreased, mainly reflecting the impact of price increases in January 2014, the increased incidence of e-vapor products and a weak economy. The decrease in our cigarette shipment volume was mainly driven by the lower total market, partially offset by our market share increase, mainly driven by the growth of Marlboro, L&M (up by 0.1 share point to 2.6%) and premium Philip Morris. The estimated total industry fine cut category of 13.6 billion cigarette equivalent units decreased by 2.2%. Our market share of the category decreased by 0.7 share points to 26.2%.

In Germany, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Germany Key Market Data
	Full-Year
			Change
	2014	2013	% / p.p.
Total Cigarette Market (billion units)	80.4	79.6	0.9%

PMI Shipments (million units)	29,411	28,838	2.0%

PMI Cigarette Market Share
Marlboro	21.7%	22.0%	(0.3)
L&M	11.8%	10.9%	0.9
Chesterfield	1.7%	1.7%	—
Others	1.4%	1.6%	(0.2)
Total	36.6%	36.2%	0.4

The total cigarette market increased, mainly reflecting the net favorable impact of estimated trade purchases and a lower incidence of illicit trade. Excluding the impact of these estimated inventory movements, the total cigarette market was essentially flat. The increase in our cigarette shipment volume mainly reflected market share growth, driven by L&M. The estimated total industry fine cut category of 41.2 billion cigarette equivalent units decreased by 1.0%. Our market share of the category decreased by 1.3 share points to 12.9%.

In Italy, estimated industry size, PMI cigarette shipment volume and market share performance are shown in the table below.

	Italy Key Market Data
	Full-Year
			Change
	2014	2013	% / p.p.
Total Cigarette Market (billion units)	74.4	74.0	0.5%

PMI Shipments (million units)	40,439	38,920	3.9%

PMI Cigarette Market Share
Marlboro	25.7%	26.4%	(0.7)
Chesterfield	9.2%	3.5%	5.7
Philip Morris	10.4%	13.2%	(2.8)
Others	9.6%	10.0%	(0.4)
Total	54.9%	53.1%	1.8

The total cigarette market increased, partly reflecting a lower incidence of e-vapor products.  The increase in our cigarette shipment volume was driven by our market share increase, notably Chesterfield, partly offset by Marlboro, and Philip Morris (including the morphed Diana in the low-price segment) that had been impacted by the growth of the super-low price segment. The estimated total industry fine cut category of 6.1 billion cigarette equivalent units increased by 1.6%. Our market share of the category increased by 3.9 share points to 41.5%.

In Poland, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Poland Key Market Data
	Full-Year
			Change
	2014	2013	% / p.p.
Total Cigarette Market (billion units)	42.1	46.6	(9.8)%

PMI Shipments (million units)	16,630	17,079	(2.6)%

PMI Cigarette Market Share
Marlboro	11.2%	11.5%	(0.3)
L&M	18.2%	17.8%	0.4
Chesterfield	7.6%	5.6%	2.0
Others	3.1%	3.3%	(0.2)
Total	40.1%	38.2%	1.9

In Poland, the total estimated cigarette market decreased, reflecting the prevalence of e-cigarettes, illicit trade and non-duty paid OTP products. The decrease in our cigarette shipment volume reflected the lower total market, partially offset by our market share increase, driven by L&M and Chesterfield. The estimated total industry fine cut category of 3.6 billion cigarette equivalent units increased by 7.7%, and our market share of the category increased by 11.2 share points to 34.7%.

In Spain, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Spain Key Market Data
	Full-Year
			Change
	2014	2013	% / p.p.
Total Cigarette Market (billion units)	47.0	47.7	(1.5)%

PMI Shipments (million units)	14,879	14,606	1.9%

PMI Cigarette Market Share
Marlboro	15.9%	14.8%	1.1
Chesterfield	9.2%	9.3%	(0.1)
L&M	6.1%	6.3%	(0.2)
Others	0.9%	0.8%	0.1
Total	32.1%	31.2%	0.9

The total cigarette market decreased, mainly due to a deceleration in adult smoker down-trading to fine cut, e-vapor and illicit products. Our cigarette shipment volume increased, reflecting our market share growth, notably Marlboro and Philip Morris in "Others" (up by 0.3 share points to 0.9%). The estimated total industry fine cut category of 9.7 billion cigarette equivalent units decreased by 9.8%, partly reflecting lower consumption resulting from further tax harmonization with cigarettes following the July 2013 and July 2014 price increases. Our market share of the fine cut category increased by 1.0 share point to 14.8%.

Eastern Europe, Middle East & Africa:

Eastern Europe, Middle East & Africa	For the Years Ended December 31,
(in millions)	2014	2013	Variance	%
Net revenues	$20,469	$19,342	$1,127	5.8%
Excise taxes on products	11,855	10,866	989	9.1%
Net revenues, excluding excise taxes on products	8,614	8,476	138	1.6%
Operating companies income	4,033	3,708	325	8.8%

Net revenues, which include excise taxes billed to customers, increased by $1.1 billion. Excluding excise taxes, net revenues increased by $138 million, due primarily to:

•	price increases ($1.1 billion), partly offset by

•	unfavorable currency ($765 million) and

•	unfavorable volume/mix ($231 million).

Operating companies income increased by $325 million during 2014. This increase was due primarily to:

•	price increases ($1.1 billion),

•	lower pre-tax charges for asset impairment and exit costs ($262 million) and

•	higher equity income in unconsolidated subsidiaries ($135 million), partly offset by

•	unfavorable currency ($613 million),

•	higher manufacturing costs ($250 million, principally related to the impact of the change to our new business structure in Egypt),

•	unfavorable volume/mix ($206 million) and

•	higher marketing, administration and research costs ($128 million).

Eastern Europe Middle East & Africa - PMI Cigarette Shipment Volume
Our cigarette shipment volume in EEMA decreased by 3.0% to 278.4 billion units, mainly due to Kazakhstan, Russia, Serbia and Ukraine, partly offset by Algeria, Saudi Arabia and Turkey. Our cigarette shipment volume of premium brands increased by 1.0%, driven by Parliament, up by 6.9% to 34.7 billion units, partly offset by Marlboro, down by 1.1% to 80.1 billion units.

Eastern Europe Middle East & Africa - Market Discussions

In North Africa, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	North Africa Key Market Data
	Full-Year
			Change
	2014	2013	% / p.p.
Total Cigarette Market (billion units)	143.3	138.7	3.4%

PMI Shipments (million units)	37,782	36,849	2.5%

PMI Cigarette Market Share
Marlboro	15.3%	15.3%	—
L&M	8.9%	9.1%	(0.2)
Others	1.9%	2.1%	(0.2)
Total	26.1%	26.5%	(0.4)

The estimated total cigarette market increased, driven by Algeria, Egypt and Tunisia, partially offset by Libya and Morocco.  Our cigarette shipment volume increased, driven largely by Marlboro in Algeria and L&M in Egypt.

In Russia, estimated industry size, our cigarette shipment volume and market share performance, as measured by Nielsen, are shown in the table below.

	Russia Key Market Data
	Full-Year
			Change
	2014	2013	% / p.p.
Total Cigarette Market (billion units)	314.1	346.4	(9.3)%

PMI Shipments (million units)	84,948	88,021	(3.5)%

PMI Cigarette Market Share
Marlboro	1.6%	1.7%	(0.1)
Parliament	3.7%	3.4%	0.3
Bond Street	7.7%	6.5%	1.2
Others	14.5%	14.6%	(0.1)
Total	27.5%	26.2%	1.3

The total cigarette market decreased, mainly due to the unfavorable impact of tax-driven price increases and a weak economy. Our cigarette shipment volume decrease mainly reflected the lower total market, partially offset by market share growth. Shipment volume of our premium portfolio decreased by 2.5%, mainly due to Marlboro, down by 13.6%, partially offset by Parliament, up by 1.6%. In the mid-price segment, shipment volume decreased by 9.1%, mainly due to Chesterfield, down by 18.6%. In the low-price segment, shipment volume decreased by 1.4%, mainly due to Optima and Apollo Soyuz, down by 16.3% and 8.5%, respectively, partly offset by Bond Street, up by 2.5%. Our market share, as measured by Nielsen, was up, mainly driven by Bond Street and L&M (up by 0.3 share points to 3.1%), partially offset by Chesterfield (down by 0.2 share points to 2.8%).

In Turkey, estimated industry size, our cigarette shipment volume and market share performance, as measured by Nielsen, are shown in the table below.

	Turkey Key Market Data
	Full-Year
			Change
	2014	2013	% / p.p.
Total Cigarette Market (billion units)	94.7	91.7	3.3%

PMI Shipments (million units)	46,309	45,247	2.3%

PMI Cigarette Market Share
Marlboro	8.6%	8.9%	(0.3)
Parliament	11.2%	10.0%	1.2
Lark	9.0%	11.4%	(2.4)
Others	15.2%	15.2%	—
Total	44.0%	45.5%	(1.5)

The total cigarette market increased, primarily reflecting an increase in the adult population. Our market share, as measured by Nielsen, decreased, mainly due to: Marlboro, mid-price Muratti (down by 1.4 share points to 5.5%), low-price L&M (down by 0.9 share points to 6.4%) and low-price Lark, partly offset by premium Parliament, and low-price Chesterfield (up by 2.3 share points to 3.1%).

In Ukraine, estimated industry size, our cigarette shipment volume and market share performance, as measured by Nielsen, are shown in the table below.

	Ukraine Key Market Data
	Full-Year
			Change
	2014	2013	% / p.p.
Total Cigarette Market (billion units)	69.7	70.7	(1.4)%

PMI Shipments (million units)	23,273	25,526	(8.8)%

PMI Cigarette Market Share
Marlboro	4.9%	5.5%	(0.6)
Parliament	3.1%	3.3%	(0.2)
Bond Street	8.9%	8.8%	0.1
Others	15.8%	15.9%	(0.1)
Total	32.7%	33.5%	(0.8)

The total cigarette market decreased, mainly reflecting the impact of price increases in 2014 and business disruption due to the political instability in the east of the country, partially offset by a lower prevalence of illicit trade. Our market share, as measured by Nielsen, decreased, mainly due to: Marlboro, Parliament, Chesterfield (down by 0.9 share points to 5.0%) and Optima (down by 0.8 share points to 1.0%), partly offset by growth from low-price President (up by 2.2 share points to 5.0%).

Asia:

Asia	For the Years Ended December 31,
(in millions)	2014	2013	Variance	%
Net revenues	$19,255	$20,987	$(1,732)	(8.3)%
Excise taxes on products	10,527	10,486	41	0.4%
Net revenues, excluding excise taxes on products	8,728	10,501	(1,773)	(16.9)%
Operating companies income	3,187	4,622	(1,435)	(31.0)%

Net revenues, which include excise taxes billed to customers, decreased by $1.7 billion. Excluding excise taxes, net revenues decreased by $1.8 billion due to:

•	unfavorable currency ($1.0 billion) and

•	unfavorable volume/mix ($906 million), partly offset by

•	price increases ($155 million).

Operating companies income decreased by $1.4 billion during 2014. This decrease was due primarily to:

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

Asia - PMI Cigarette Shipment Volume
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

Asia - Market Discussions
In Indonesia, estimated industry size, our cigarette shipment volume, market share and segmentation performance are shown in the tables below.

	Indonesia Key Market Data
	Full-Year
			Change
	2014	2013	% / p.p.
Total Cigarette Market (billion units)	314.0	308.0	1.9%

PMI Shipments (million units)	109,694	111,332	(1.5)%

PMI Cigarette Market Share
Sampoerna A	14.4%	14.4%	—
Dji Sam Soe	6.3%	6.8%	(0.5)
U Mild	5.4%	4.4%	1.0
Others	8.8%	10.6%	(1.8)
Total	34.9%	36.2%	(1.3)

	Indonesia Segmentation Data
	Full-Year
			Change
	2014	2013	p.p.
Segment % of Total Market
Hand-Rolled Kretek (SKT)	20.1%	23.6%	(3.5)
Machine-Made Kretek (SKM)	73.5%	69.7%	3.8
Whites (SPM)	6.4%	6.7%	(0.3)
Total	100.0%	100.0%	—

PMI % Share of Segment
Hand-Rolled Kretek (SKT)	39.0%	43.9%	(4.9)
Machine-Made Kretek (SKM)	29.9%	29.5%	0.4
Whites (SPM)	79.7%	77.7%	2.0

Our market share decreased, predominantly due to Sampoerna Hijau in "Others" (down by 0.9 share points to 3.4%), mainly reflecting the decline of the total hand-rolled kretek segment, and the hand-rolled, full-flavor variants of Dji Sam Soe in the premium segment, which decreased by 1.5 share points to 4.2%, mainly due to a retail price change ahead of competition. The decline in our market share was partly offset by machine-made mid-price U Mild, and machine-made Dji Sam Soe Magnum and Dji Sam Soe Magnum Blue, up by a combined 1.0 share point to 2.1%. While market share of Marlboro decreased by 0.1 share point to 5.1% (in "Others"), its share of the “white” cigarettes segment increased by 2.0 share points to 79.7%.

In Japan, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Japan Key Market Data
	Full-Year
			Change
	2014	2013	% / p.p.
Total Cigarette Market (billion units)	186.2	192.6	(3.4)%

PMI Shipments (million units)	45,556	52,997	(14.0)%

PMI Cigarette Market Share
Marlboro	11.6%	12.1%	(0.5)
Parliament	2.2%	2.2%	—
Lark	10.0%	10.0%	—
Others	2.1%	2.4%	(0.3)
Total	25.9%	26.7%	(0.8)

The total cigarette market decreased, partly reflecting the unfavorable impact of the consumption tax-driven retail price increases of April 1, 2014. Our cigarette shipment volume decreased, principally due to the unfavorable impact of an adjustment in distributor inventories and a lower total market and share. Excluding the impact of these inventory movements, our cigarette shipment volume decreased by 5.8%.

In Korea, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Korea Key Market Data
	Full-Year
			Change
	2014	2013	% / p.p.
Total Cigarette Market (billion units)	88.1	88.4	(0.4)%

PMI Shipments (million units)	17,346	17,160	1.1%

PMI Cigarette Market Share
Marlboro	7.8%	7.7%	0.1
Parliament	7.1%	6.9%	0.2
Virginia S.	4.1%	4.1%	—
Others	0.7%	0.7%	—
Total	19.7%	19.4%	0.3

The estimated total cigarette market slightly decreased by 0.4%. Excluding favorable estimated trade inventory movements, the total cigarette market decreased by approximately 3.8%. The increase in our cigarette shipment volume was mainly driven by higher market share, notably Parliament.

In the Philippines, estimated industry size, our cigarette shipment volume and market share performance, as measured by Nielsen, are shown in the table below. Data for the total cigarette market have been restated to reflect estimated total market consumption compared to the previous methodology of reporting only estimated tax-paid industry volumes.

	Philippines Key Market Data
	Full-Year
			Change
	2014	2013	% / p.p.
Total Cigarette Market (billion units)	94.9	91.0	4.4%

PMI Shipments (million units)	68,358	68,479	(0.2)%

PMI Cigarette Market Share
Marlboro	18.4%	20.3%	(1.9)
Fortune	30.4%	31.3%	(0.9)
Jackpot	10.7%	6.6%	4.1
Others	12.5%	17.0%	(4.5)
Total	72.0%	75.2%	(3.2)

The estimated total consumption increased, driven by the growth of the low and super-low price segments reflecting the prevalence of domestic non-duty-paid products. Our cigarette shipment volume decreased, mainly due to a lower market share.

Latin America & Canada:

Latin America & Canada	For the Years Ended December 31,
(in millions)	2014	2013	Variance	%
Net revenues	$9,865	$10,044	$(179)	(1.8)%
Excise taxes on products	6,587	6,690	(103)	(1.5)%
Net revenues, excluding excise taxes on products	3,278	3,354	(76)	(2.3)%
Operating companies income	1,030	1,134	(104)	(9.2)%

Net revenues, which include excise taxes billed to customers, decreased by $179 million . Excluding excise taxes, net revenues decreased by $76 million, due primarily to:

•	unfavorable currency ($431 million) and

•	unfavorable volume/mix ($127 million), partly offset by

•	price increases ($481 million).

Operating companies income of $1.0 billion decreased by $104 million during 2014. This decrease was due primarily to:

•	unfavorable currency ($243 million),

•	unfavorable volume/mix ($133 million),

•	higher marketing, administration and research costs ($135 million) and

•	higher manufacturing costs ($70 million), partly offset by

•	price increases ($481 million).

Latin America & Canada - PMI Cigarette Shipment Volume and Market share

Our cigarette shipment volume of 94.7 billion units decreased by 2.7%, principally due to a lower total market, predominantly in Canada and Mexico. While shipment volume of Marlboro of 37.0 billion units decreased by 4.3%, due predominantly to Mexico, its market share was up in Argentina, Brazil and Colombia by 0.2, 0.5 and 1.0 share points to 24.3%%, 9.2% and 7.9%, respectively. Shipment volume of Philip Morris of 19.1 billion units increased by 2.1%, driven mainly by Argentina.

Latin America & Canada - Market Discussions

In Argentina, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Argentina Key Market Data
	Full-Year
			Change
	2014	2013	% / p.p.
Total Cigarette Market (billion units)	41.9	42.5	(1.6)%

PMI Shipments (million units)	32,323	32,384	(0.2)%

PMI Cigarette Market Share
Marlboro	24.3%	24.1%	0.2
Parliament	2.2%	2.1%	0.1
Philip Morris	43.4%	41.7%	1.7
Others	7.3%	8.3%	(1.0)
Total	77.2%	76.2%	1.0

The decrease in our cigarette shipment volume was primarily driven by a lower total market, largely offset by market share growth. Our market share growth was driven by Marlboro and mid-price Philip Morris, reflecting the positive impact of its capsule variants, partly offset by low-price Next in "Others" (down by 0.6 share points to 2.0%).

In Canada, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Canada Key Market Data
	Full-Year
			Change
	2014	2013	% / p.p.
Total Cigarette Market (billion units)	27.3	28.9	(5.5)%

PMI Shipments (million units)	10,275	10,769	(4.6)%

PMI Cigarette Market Share
Belmont	3.0%	2.6%	0.4
Canadian Classics	10.4%	10.1%	0.3
Next	10.6%	9.9%	0.7
Others	13.6%	14.6%	(1.0)
Total	37.6%	37.2%	0.4

The total cigarette market decreased, mainly due to the impact of both federal and provincial tax-driven price increases during the first half of the year. The decrease in our cigarette shipment volume was driven by the lower total market, partially offset by market share growth, notably Belmont, Canadian Classics and Next, partially offset by Number 7 (down by 0.2 share points to 4.0%) and Accord (down by 0.5 share points to 2.4%).

In Mexico, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Mexico Key Market Data
	Full-Year
			Change
	2014	2013	% / p.p.
Total Cigarette Market (billion units)	33.5	34.6	(3.2)%

PMI Shipments (million units)	23,861	25,423	(6.1)%

PMI Cigarette Market Share
Marlboro	49.7%	52.3%	(2.6)
Delicados	11.1%	11.2%	(0.1)
Benson & Hedges	5.2%	5.5%	(0.3)
Others	5.3%	4.5%	0.8
Total	71.3%	73.5%	(2.2)

The total cigarette market decreased, primarily reflecting unfavorable estimated trade inventory movements compared to 2013. Excluding the impact of these inventory movements, the total cigarette market is estimated to have declined by approximately 0.5%. Our cigarette shipment volume decreased, driven by the lower total market and market share decline, notably due to Marlboro and Benson & Hedges, reflecting consumer down-trading. Our share of the premium price segment was up by 1.3 share points to 92.0%.

Financial Review

• Net Cash Provided by Operating Activities

Net cash provided by operating activities of $7.9 billion for the year ended December 31, 2015, increased by $126 million from the comparable 2014 period. The change was due primarily to net earnings growth (excluding unfavorable currency of $1.9 billion) and working capital initiatives.

Excluding currency, the favorable movements in working capital were due primarily to the following:

•
more cash provided by accounts receivable, primarily due to the timing of sales and cash collections (including the sale of accounts receivable in 2015 to unaffiliated financial institutions as disclosed in Item 8. Note 23. Sale of Accounts Receivable); and

•	less cash used for accrued liabilities and other current assets, primarily due to the timing of payments for excise taxes; partially offset by

•	more cash used for inventories, primarily related to higher finished goods inventories.

Net cash provided by operating activities of $7.7 billion for the year ended December 31, 2014, decreased by $2.4 billion from the comparable 2013 period. The decrease was due primarily to lower net earnings (primarily related to unfavorable currency movements), an increase in our working capital requirements, and higher cash payments related to exit costs.

The unfavorable movements in working capital were due primarily to the following:

•	more cash used for accrued liabilities and other current assets, largely due to the timing of payments for excise taxes, partially offset by

•	more cash provided by inventories, primarily related to lower leaf tobacco and finished goods inventories.

• Net Cash Used in Investing Activities

Net cash used in investing activities of $708 million for the year ended December 31, 2015, decreased by $288 million from the comparable 2014 period, due primarily to lower capital expenditures and purchases of businesses in 2014.

Net cash used in investing activities of $996 million for the year ended December 31, 2014, decreased by $1.7 billion from the comparable 2013 period, due primarily to less cash spent on investments in unconsolidated subsidiaries and higher cash collateral received from derivatives designated as net investment hedges, partially offset primarily by the purchase of Nicocigs Limited.
In June 2014, we acquired 100% of Nicocigs Limited, a leading U.K.-based e-vapor company, for the final purchase price of $103 million, net of cash acquired. For further details, see Item 8, Note 6. Acquisitions and Other Business Arrangements to our consolidated financial statements.

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

Our capital expenditures were $960 million in 2015, $1.2 billion in 2014 and $1.2 billion in 2013. The 2015 expenditures were primarily related to investments in RRPs, productivity-enhancing programs, and equipment for new products. We expect total capital expenditures in 2016 of approximately $1.1 billion (including additional capital expenditures related to our ongoing investment in RRPs), to be funded by operating cash flows.

• Net Cash Used in Financing Activities

During 2015, net cash used in financing activities was $4.7 billion, compared with net cash used in financing activities of $6.8 billion during 2014 and $8.2 billion in 2013.

The 2015 change was due primarily to the cash used in 2014 to repurchase our common stock pursuant to our share repurchase program, as well as the 2015 net proceeds received from the sale of subsidiary shares to noncontrolling interests, partially offset by lower net cash proceeds in 2015 from long-term debt.

On January 30, 2014, the Indonesian Stock Exchange (“IDX”) adopted a regulation requiring all listed public companies to have at least a 7.5% public shareholding by January 30, 2016. In order to comply with this requirement, our subsidiary PT HM Sampoerna Tbk. (“Sampoerna”), of which we held a 98.18% interest, conducted a rights issue. In connection with the rights issue, PT Philip Morris Indonesia (“PMID”), a fully consolidated subsidiary of PMI, sold 264,209,711 of the rights to third party investors. Delivery of the rights sold took place on October 26, 2015. The total net proceeds from the rights issue were $1.5 billion at prevailing exchange rates on the closing date. For further details, see Item 8, Note 6. Acquisitions and Other Business Arrangements to our consolidated financial statements.

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

Dividends paid in 2015, 2014 and 2013 were $6.3 billion, $6.0 billion and $5.7 billion, respectively.

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

Credit Ratings – The cost and terms of our financing arrangements, as well as our access to commercial paper markets, may be affected by applicable credit ratings. On July 10, 2015, Fitch affirmed our long-term credit rating at "A" and short-term at "F1," but it revised our outlook to "Negative" from "Stable." We do not expect the Fitch negative outlook to have an impact on our borrowing costs. On July 17, 2015, Standard & Poor's affirmed our long-term credit rating at "A" and short-term at "A-1," as well as our "Stable" outlook. On August 19, 2015, Moody's affirmed our long-term credit rating at "A2" and short-term at "P-1," as well as our "Stable" outlook. At February 16, 2016, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Stable
Fitch	F1	A	Negative

Credit Facilities – On October 1, 2015, PMI replaced its $3.5 billion multi-year revolving credit facility, expiring October 25, 2016, with a new $3.5 billion multi-year revolving credit facility, expiring October 1, 2020. On January 27, 2016, PMI entered into an agreement to amend and extend its existing $2.0 billion 364-day revolving credit facility, effective February 9, 2016, from February 9, 2016, to February 7, 2017. On January 27, 2016, PMI also entered into an agreement to extend the term of its existing $2.5 billion multi-year revolving credit facility, effective February 28, 2016, from February 28, 2020, to February 28, 2021.

At February 16, 2016, our committed credit facilities were as follows:

(in billions)

Type	Committed Credit Facilities
364-day revolving credit, expiring February 7, 2017	$2.0
Multi-year revolving credit, expiring February 28, 2020 (1)	2.5
Multi-year revolving credit, expiring October 1, 2020	3.5
Total facilities	$8.0
(1) Effective February 28, 2016, the term of our $2.5 billion multi-year revolving credit facility was extended from February 28, 2020, to February 28, 2021.

At February 16, 2016, there were no borrowings under the committed credit facilities, and the entire $8.0 billion of committed amounts were available for borrowing.

All banks participating in our committed credit facilities have an investment-grade long-term credit rating from the credit rating agencies. We continuously monitor the credit quality of our banking group, and at this time we are not aware of any potential non-performing credit provider.

Each of these facilities requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“consolidated EBITDA”) to consolidated interest expense of not less than 3.5 to 1.0 on a rolling four-quarter basis. At December 31, 2015, our ratio calculated in accordance with the agreements was 10.5 to 1.0. These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require us to post collateral. We expect to continue to meet our covenants. The terms “consolidated EBITDA” and “consolidated interest expense,” both of which include certain adjustments, are defined in the facility agreements previously filed with the U.S. Securities and Exchange Commission.

In addition to the committed credit facilities discussed above, certain of our subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $2.9 billion at December 31, 2015, and $3.2 billion at December 31, 2014, are for the sole use of our subsidiaries. Borrowings under these arrangements amounted to $825 million at December 31, 2015, and $1.2 billion at December 31, 2014.

Commercial Paper Program – We have commercial paper programs in place in the U.S. and in Europe. At December 31, 2015 and December 31, 2014, we had no commercial paper outstanding.

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

Sale of Accounts Receivable – To mitigate credit risk and enhance cash and liquidity management we sell trade receivables to unaffiliated financial institutions. These arrangements allow us to sell, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold are generally short-term in nature and are removed from the consolidated balance sheets. We sell trade receivables under two types of arrangements, servicing and non-servicing.

PMI’s operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of December 31, 2015, 2014 and 2013 were $888 million, $120 million and $146 million, respectively. The net proceeds received are included in cash provided by operating activities in the consolidated statements of cash flows.

For further details, see Item 8, Note 23. Sale of Accounts Receivable to our consolidated financial statements.

Debt – Our total debt was $28.5 billion at December 31, 2015, and $29.5 billion at December 31, 2014. Our total debt is primarily fixed rate in nature. For further details, see Item 8, Note 7. Indebtedness. The weighted-average all-in financing cost of our total debt was 3.0% in 2015, compared to 3.2% in 2014. See Item 8, Note 16. Fair Value Measurements to our consolidated financial statements for a discussion of our disclosures related to the fair value of debt. The amount of debt that we can issue is subject to approval by our Board of Directors.

On February 21, 2014, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.
Our debt issuances in 2015 were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity

U.S. dollar notes	(a)	$500	1.250%	August 2015	August 2017
U.S. dollar notes	(a)	$750	3.375%	August 2015	August 2025

(a) Interest on these notes is payable annually in arrears beginning in February 2016.
The net proceeds from the sale of the securities listed in the table above will be used for general corporate purposes.

The weighted-average time to maturity of our long-term debt was 10.8 years at the end of 2014 and 10.5 years at the end of 2015.

•	Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have no off-balance sheet arrangements, including special purpose entities, other than guarantees and contractual obligations discussed below.

Guarantees – At December 31, 2015, we were contingently liable for $0.7 billion of guarantees of our own performance, which were primarily related to excise taxes on the shipment of our products. There is no liability in the consolidated financial statements associated with these guarantees. At December 31, 2015, our third-party guarantees were insignificant.

Aggregate Contractual Obligations – The following table summarizes our contractual obligations at December 31, 2015:

		Payments Due
	Total	2016	2017-2018	2019-2020	2021 and Thereafter
(in millions)
Long-term debt (1)	$27,922	$2,405	$5,097	$4,745	$15,675
RBH Legal Settlement (2)	78	32	46	—	—
Colombian Investment and Cooperation Agreement (3)	107	15	12	12	68
Interest on borrowings (4)	10,786	883	1,566	1,236	7,101
Operating leases (5)	682	177	207	103	195
Purchase obligations (6):
Inventory and production costs	5,094	2,007	1,586	852	649
Other	1,568	1,049	467	50	2
	6,662	3,056	2,053	902	651
Other long-term liabilities (7)	336	27	75	25	209
	$46,573	$6,595	$9,056	$7,023	$23,899
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
(4) Amounts represent the expected cash payments of our interest expense on our long-term debt, including the current portion of long-term debt. Interest on our fixed-rate debt is presented using the stated interest rate. Interest on our variable rate debt is estimated using the rate in effect at December 31, 2015. Amounts exclude the amortization of debt discounts, the amortization of loan fees and fees for lines of credit that would be included in interest expense in the consolidated statements of earnings.
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
(7) Other long-term liabilities consist primarily of postretirement health care costs and accruals established for employment costs. The following long-term liabilities included on the consolidated balance sheet are excluded from the table above: accrued pension and postemployment costs, tax contingencies, insurance accruals and other accruals. We are unable to estimate the timing of payments (or contributions in the case of accrued pension costs) for these items. Currently, we anticipate making pension contributions of approximately $113 million in 2016, based on current tax and benefit laws (as discussed in Item 8, Note 13. Benefit Plans to our consolidated financial statements).

The E.C. agreement payments discussed below are excluded from the table above, as the payments are subject to adjustment based on certain variables, including our market share in the EU.

E.C. Agreement – As discussed in Item 8, Note 20. E.C. Agreement, in 2004, we entered into an agreement with the European Commission (acting on behalf of the European Community) that provides for broad cooperation with European law enforcement agencies on anti-contraband and anti-counterfeit efforts. This agreement has been signed by all 27 Member States. This agreement calls for payments that are to be adjusted based on certain variables, including our market share in the European Union in the year preceding payment. Because future additional payments are subject to these variables, we record these payments as an expense in cost of sales when product is shipped. In addition, we are also responsible to pay the excise taxes, VAT and customs duties on qualifying product seizures of up to 90 million cigarettes and are subject to payments of five times the applicable taxes and duties if qualifying product seizures exceed 90 million cigarettes in a given year. In October 2014, this agreement was amended and the threshold was increased to 450 million cigarettes in a given year. This modification was effective as of July 2012. To date, our annual payments related to product seizures have been immaterial. Total charges related to the E.C. Agreement of $79 million, $71 million and $81 million were recorded in cost of sales in 2015, 2014 and 2013, respectively.

• Equity and Dividends

As discussed in Item 8, Note 9. Stock Plans to our consolidated financial statements, during 2015, we granted 1.5 million shares of deferred stock awards to eligible employees at a weighted-average grant date fair value of $82.28 per share. Equity awards generally vest three or more years after the date of the award, subject to earlier vesting on death or disability or normal retirement, or separation from employment by mutual agreement after reaching age 58.

In May 2012, our stockholders approved the Philip Morris International Inc. 2012 Performance Incentive Plan (the “2012 Plan”). Under the 2012 Plan, we may grant to eligible employees restricted stock, restricted stock units and deferred stock units, performance-based cash incentive awards and performance-based equity awards. Up to 30 million shares of our common stock may be issued under the 2012 Plan. At December 31, 2015, shares available for grant under the 2012 plan were 23,249,430.

On August 1, 2012, we began repurchasing shares under a new three-year $18.0 billion share repurchase program that was authorized by our Board of Directors in June 2012. From August 1, 2012, through December 31, 2014, we repurchased 144.6 million shares of our common stock at a cost of $12.7 billion under this repurchase program. During 2015, we did not repurchase any shares under this program.

On February 4, 2016, we announced that we do not plan any share repurchases in 2016. We will revisit the potential for repurchases as the year unfolds, depending on the currency environment.

Dividends paid in 2015 were $6.3 billion. During the third quarter of 2015, our Board of Directors approved a 2.0% increase in the quarterly dividend to $1.02 per common share. As a result, the present annualized dividend rate is $4.08 per common share.

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

The computation estimates were made assuming normal market conditions, using a 95% confidence interval. We use a “variance/co-variance” model to determine the observed interrelationships between movements in interest rates and various currencies. These interrelationships were determined by observing interest rate and forward currency rate movements over the preceding quarter for determining value at risk at December 31, 2015 and 2014, and over each of the four preceding quarters for the calculation of average value at risk amounts during each year. The values of foreign currency options do not change on a one-to-one basis with the underlying currency and were valued accordingly in the computation.

The estimated potential one-day loss in fair value of our interest-rate-sensitive instruments, primarily debt, under normal market conditions and the estimated potential one-day loss in pre-tax earnings from foreign currency instruments under normal market conditions, as calculated in the value at risk model, were as follows:

	Pre-Tax Earnings Impact
(in millions)	At 12/31/15	Average	High	Low
Instruments sensitive to:
Foreign currency rates	$65	$74	$96	$62

	Fair Value Impact
(in millions)	At 12/31/15	Average	High	Low
Instruments sensitive to:
Interest rates	$102	$120	$147	$102

	Pre-Tax Earnings Impact
(in millions)	At 12/31/14	Average	High	Low
Instruments sensitive to:
Foreign currency rates	$39	$25	$39	$13

	Fair Value Impact
(in millions)	At 12/31/14	Average	High	Low
Instruments sensitive to:
Interest rates	$95	$69	$95	$55

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this Item is included in Item 7, Market Risk.

Item 8.	Financial Statements and Supplementary Data.

Consolidated Balance Sheets
(in millions of dollars, except share data)

at December 31,	2015	2014
Assets
Cash and cash equivalents	$3,417	$1,682
Receivables (less allowances of $58 in 2015 and $50 in 2014)	2,778	4,004
Inventories:
Leaf tobacco	2,640	3,135
Other raw materials	1,613	1,696
Finished product	4,220	3,761
	8,473	8,592
Deferred income taxes	488	533
Other current assets	648	673
Total current assets	15,804	15,484
Property, plant and equipment, at cost:
Land and land improvements	583	639
Buildings and building equipment	3,361	3,620
Machinery and equipment	6,978	7,664
Construction in progress	845	836
	11,767	12,759
Less: accumulated depreciation	6,046	6,688
	5,721	6,071
Goodwill (Note 3)	7,415	8,388
Other intangible assets, net (Note 3)	2,623	2,985
Investments in unconsolidated subsidiaries (Note 4)	890	1,083
Other assets	1,503	1,176
Total Assets	$33,956	$35,187

See notes to consolidated financial statements.

at December 31,	2015	2014
Liabilities
Short-term borrowings (Note 7)	$825	$1,208
Current portion of long-term debt (Note 7)	2,405	1,318
Accounts payable	1,289	1,242
Accrued liabilities:
Marketing and selling	640	549
Taxes, except income taxes	5,121	5,490
Employment costs	903	1,135
Dividends payable	1,589	1,559
Other	1,438	1,375
Income taxes	970	1,078
Deferred income taxes	206	158
Total current liabilities	15,386	15,112
Long-term debt (Note 7)	25,250	26,929
Deferred income taxes	1,543	1,549
Employment costs	2,566	2,202
Other liabilities	687	598
Total liabilities	45,432	46,390
Contingencies (Note 21)
Stockholders’ (Deficit) Equity
Common stock, no par value (2,109,316,331 shares issued in 2015 and 2014)	—	—
Additional paid-in capital	1,929	710
Earnings reinvested in the business	29,842	29,249
Accumulated other comprehensive losses	(9,402)	(6,826)
	22,369	23,133
Less: cost of repurchased stock (559,972,262 and 562,416,635 shares in 2015 and 2014, respectively)	35,613	35,762
Total PMI stockholders’ deficit	(13,244)	(12,629)
Noncontrolling interests	1,768	1,426
Total stockholders’ deficit	(11,476)	(11,203)
Total Liabilities and Stockholders’ (Deficit) Equity	$33,956	$35,187

See notes to consolidated financial statements.

Consolidated Statements of Earnings
(in millions of dollars, except per share data)

for the years ended December 31,	2015	2014	2013
Net revenues	$73,908	$80,106	$80,029
Cost of sales	9,365	10,436	10,410
Excise taxes on products	47,114	50,339	48,812
Gross profit	17,429	19,331	20,807
Marketing, administration and research costs	6,656	7,001	6,890
Asset impairment and exit costs (Note 5)	68	535	309
Amortization of intangibles	82	93	93
Operating income	10,623	11,702	13,515
Interest expense, net (Note 14)	1,008	1,052	973
Earnings before income taxes	9,615	10,650	12,542
Provision for income taxes	2,688	3,097	3,670
Equity (income)/loss in unconsolidated subsidiaries, net	(105)	(105)	22
Net earnings	7,032	7,658	8,850
Net earnings attributable to noncontrolling interests	159	165	274
Net earnings attributable to PMI	$6,873	$7,493	$8,576
Per share data (Note 10):
Basic earnings per share	$4.42	$4.76	$5.26
Diluted earnings per share	$4.42	$4.76	$5.26

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Earnings
(in millions of dollars)

for the years ended December 31,	2015	2014	2013
Net earnings	$7,032	$7,658	$8,850
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of ($143) in 2015, ($161) in 2014 and $227 in 2013	(2,248)	(1,746)	(1,876)
(Gains)/losses transferred to earnings, net of income taxes of $- in 2015, $- in 2014 and $- in 2013	(1)	(5)	(12)
Change in net loss and prior service cost:
Net gains (losses) and prior service costs, net of income taxes of $17 in 2015, $167 in 2014 and ($81) in 2013	(536)	(1,148)	1,079
Amortization of net losses, prior service costs and net transition costs, net of income taxes of ($48) in 2015, ($42) in 2014 and ($49) in 2013	227	173	243
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of ($5) in 2015, ($13) in 2014 and ($30) in 2013	38	98	206
(Gains) losses transferred to earnings, net of income taxes of $14 in 2015, $10 in 2014 and $34 in 2013	(102)	(38)	(235)
Total other comprehensive losses	(2,622)	(2,666)	(595)
Total comprehensive earnings	4,410	4,992	8,255
Less comprehensive earnings attributable to:
Noncontrolling interests	113	135	197
Redeemable noncontrolling interest (Note 24)	—	—	68
Comprehensive earnings attributable to PMI	$4,297	$4,857	$7,990

See notes to consolidated financial statements.

Consolidated Statements of Stockholders' (Deficit) Equity
(in millions of dollars, except per share data)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests		Total
Balances, January 1, 2013	$—	$1,334	$25,076	$(3,604)	$(26,282)	$322		$(3,154)
Net earnings			8,576			175	(1)	8,751	(1)
Other comprehensive earnings (losses), net of income taxes				(535)		(29)	(1)	(564)	(1)
Issuance of stock awards and exercise of stock options		61			140			201
Dividends declared ($3.58 per share)			(5,809)					(5,809)
Payments to noncontrolling interests						(210)		(210)
Purchase of subsidiary shares from noncontrolling interests		(672)		(51)		(41)		(764)
Transfer of redeemable noncontrolling interest						1,275	(1)	1,275	(1)
Common stock repurchased					(6,000)			(6,000)
Balances, December 31, 2013	—	723	27,843	(4,190)	(32,142)	1,492		(6,274)
Net earnings			7,493			165		7,658
Other comprehensive earnings (losses), net of income taxes				(2,636)		(30)		(2,666)
Issuance of stock awards and exercise of stock options		(13)			180			167
Dividends declared ($3.88 per share)			(6,087)					(6,087)
Payments to noncontrolling interests						(207)		(207)
Common stock repurchased					(3,800)			(3,800)
Other						6		6
Balances, December 31, 2014	—	710	29,249	(6,826)	(35,762)	1,426		(11,203)
Net earnings			6,873			159		7,032
Other comprehensive earnings (losses), net of income taxes				(2,576)		(46)		(2,622)
Issuance of stock awards		(3)			149			146
Dividends declared ($4.04 per share)			(6,280)					(6,280)
Payments to noncontrolling interests						(171)		(171)
Sale (purchase) of subsidiary shares to/(from) noncontrolling interests (Note 6)		1,222				400		1,622
Balances, December 31, 2015	$—	$1,929	$29,842	$(9,402)	$(35,613)	$1,768		$(11,476)

(1) Net earnings attributable to noncontrolling interests exclude $99 million of earnings related to the redeemable noncontrolling interest, which was originally reported outside of the equity section and was included in the redeemable noncontrolling interest amount transferred to equity during 2013. Other comprehensive earnings (losses), net of income taxes, also exclude $33 million of net currency translation adjustment losses and a $2 million reduction of net loss and prior service costs related to the redeemable noncontrolling interest prior to the date of transfer. In December 2013, the redeemable noncontrolling interest balance of $1,275 million was reclassified to noncontrolling interests due to the termination of an exit rights agreement. For further details, see Note 24. Redeemable Noncontrolling Interest.

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(in millions of dollars)

for the years ended December 31,	2015	2014	2013
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net earnings	$7,032	$7,658	$8,850
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	754	889	882
Deferred income tax benefit	(18)	(62)	(28)
Asset impairment and exit costs, net of cash paid	(164)	175	288
Cash effects of changes, net of the effects from acquired companies:
Receivables, net	647	(463)	(449)
Inventories	(841)	105	(1,413)
Accounts payable	310	177	103
Income taxes	(42)	(230)	(331)
Accrued liabilities and other current assets	(8)	(507)	1,880
Pension plan contributions	(154)	(191)	(150)
Other	349	188	503
Net cash provided by operating activities	7,865	7,739	10,135
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Capital expenditures	(960)	(1,153)	(1,200)
Investments in unconsolidated subsidiaries	(55)	(29)	(1,418)
Purchase of businesses, net of acquired cash	—	(110)	—
Other	307	296	(62)
Net cash used in investing activities	(708)	(996)	(2,680)

See notes to consolidated financial statements.

for the years ended December 31,	2015	2014	2013
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Short-term borrowing activity by original maturity:
Net repayments - maturities of 90 days or less	$(266)	$(516)	$(1,099)
Issuances - maturities longer than 90 days	—	1,007	2,000
Repayments - maturities longer than 90 days	—	(1,571)	(849)
Long-term debt proceeds	1,539	5,591	7,181
Long-term debt repaid	(1,229)	(1,240)	(2,738)
Repurchases of common stock	(48)	(3,833)	(5,963)
Dividends paid	(6,250)	(6,035)	(5,720)
Sale (purchase) of subsidiary shares to/(from) noncontrolling interests (Note 6)	1,622	—	(703)
Other	(104)	(242)	(324)
Net cash used in financing activities	(4,736)	(6,839)	(8,215)
Effect of exchange rate changes on cash and cash equivalents	(686)	(376)	(69)
Cash and cash equivalents:
Increase (Decrease)	1,735	(472)	(829)
Balance at beginning of year	1,682	2,154	2,983
Balance at end of year	$3,417	$1,682	$2,154

Cash Paid:
Interest	$1,045	$1,068	$978
Income taxes	$2,771	$3,577	$3,999

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
Basis of presentation
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of net revenues and expenses during the reporting periods. Significant estimates and assumptions include, among other things: pension and benefit plan assumptions; useful lives and valuation assumptions of goodwill and other intangible assets; marketing programs, and income taxes. Actual results could differ from those estimates.
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
Certain prior years' amounts have been reclassified to conform with the current year's presentation, as reflected in Note 3. Goodwill and Other Intangible Assets, net, Note 12. Segment Reporting and Note 13. Benefit Plans. The changes did not have an impact on PMI's consolidated financial position, results of operations or cash flows in any of the periods presented.

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

Employee benefit plans

PMI provides a range of benefits to its employees and retired employees, including pensions, postretirement health care and postemployment benefits (primarily severance). PMI records annual amounts relating to these plans based on calculations specified under U.S. GAAP. PMI recognizes the funded status of its defined pension and postretirement plans on the consolidated balance sheets. The funded status is measured as the difference between the fair value of the plans assets and the benefit obligation. PMI measures the plan assets and liabilities at the end of the fiscal year. For defined benefit pension plans, the benefit obligation is the projected benefit obligation. For the postretirement health care plans, the benefit obligation is the accumulated postretirement benefit obligation. Any plan with an overfunded status is recognized as an asset, and any plan with an underfunded status is recognized as a liability. Any gains or losses and prior service costs or credits that have not been recognized as a component of net periodic benefit costs are recorded as a component of other comprehensive earnings (losses), net of deferred taxes. PMI elects to recognize actuarial gains/(losses) using the corridor approach.

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

Marketing costs

PMI supports its products with advertising, consumer engagement and trade promotions. Such programs include, but are not limited to, discounts, rebates, in-store display incentives, digital platforms and volume-based incentives. Advertising, as well as certain consumer engagement and trade activities costs, are expensed as incurred. Trade promotions are recorded as a reduction of revenues based on amounts estimated as being due to customers at the end of a period, based principally on historical utilization. For interim reporting purposes, advertising and certain consumer engagement expenses are charged to earnings based on estimated sales and related expenses for the full year.

Revenue recognition

PMI recognizes revenues, net of sales incentives and including shipping and handling charges billed to customers, either upon shipment or delivery of goods when title and risk of loss pass to customers. Excise taxes billed by PMI to customers are reported in net revenues. Shipping and handling costs are classified as part of cost of sales.

On May 28, 2014, the Financial Accounting Standards Board issued Accounting Standards Update ASU 2014-09, "Revenue from Contracts with Customers." For further details, see Note 25. New Accounting Standards.

Stock-based compensation

PMI measures compensation cost for all stock-based awards at fair value on date of grant and recognizes the compensation costs over the service periods for awards expected to vest. The fair value of restricted stock and deferred stock is determined based on the number of shares granted and the market value at date of grant.

Note 3.

Goodwill and Other Intangible Assets, net:
Goodwill and other intangible assets, net, by segment were as follows:

	Goodwill		Other Intangible Assets, net
(in millions)	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
European Union	$1,310	$1,439	$516	$582
Eastern Europe, Middle East & Africa	374	476	201	215
Asia	3,581	3,904	1,087	1,207
Latin America & Canada	2,150	2,569	819	981
Total	$7,415	$8,388	$2,623	$2,985

Goodwill primarily reflects PMI’s acquisitions in Canada, Colombia, Greece, Indonesia, Mexico, Pakistan and Serbia, as well as the business combination in the Philippines.

In the fourth quarter of 2015, to further align with the Member State composition of the European Union, PMI transferred the management of its operations in Bulgaria, Croatia, Romania and Slovenia from its Eastern Europe, Middle East & Africa segment to its European Union segment, resulting in the reclassification of prior year amounts between the two segments.

The movements in goodwill were as follows:

(in millions)	European Union	Eastern Europe, Middle East & Africa	Asia	Latin America & Canada	Total
Balance at January 1, 2014	$1,522	$567	$3,960	$2,844	$8,893
Changes due to:
Acquisitions	118	—	—	2	120
Currency	(201)	(91)	(56)	(277)	(625)
Balance at December 31, 2014	1,439	476	3,904	2,569	8,388
Changes due to:
Currency	(129)	(102)	(323)	(419)	(973)
Balance at December 31, 2015	$1,310	$374	$3,581	$2,150	$7,415
The increase in goodwill from acquisitions in 2014 was due primarily to the purchase price allocation for PMI's June 2014 purchase of Nicocigs Limited, a U.K.-based e-vapor company. For further details, see Note 6. Acquisitions and Other Business Arrangements.

Additional details of other intangible assets were as follows:

	December 31, 2015		December 31, 2014
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$1,527		$1,704
Amortizable intangible assets	1,609	$513	1,877	$596
Total other intangible assets	$3,136	$513	$3,581	$596

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia in 2005 and Mexico in 2007. Amortizable intangible assets primarily consist of certain trademarks and distribution networks associated with business combinations. The gross carrying amount, the range of useful lives as well as the weighted-average remaining useful life of amortizable intangible assets at December 31, 2015, were as follows:

Description (dollars in millions)	Gross Carrying Amount	Initial Estimated Useful Lives	Weighted-Average Remaining Useful Life
Trademarks	$1,374	2 - 40 years	21 years
Distribution networks	149	5 - 30 years	11 years
Other (including farmer contracts and intellectual property rights)	86	4 - 17 years	11 years
	$1,609

Pre-tax amortization expense for intangible assets during the years ended December 31, 2015, 2014 and 2013, was $82 million, $93 million and $93 million, respectively. Amortization expense for each of the next five years is estimated to be $73 million or less, assuming no additional transactions occur that require the amortization of intangible assets.

The decrease in the gross carrying amount of other intangible assets from December 31, 2014, was due to currency movements and the retirement of fully amortized intangible assets.

Note 4.

Investments in Unconsolidated Subsidiaries:

At December 31, 2015 and 2014, PMI had total investments in unconsolidated subsidiaries of $890 million and $1,083 million, respectively, which were accounted for under the equity method of accounting. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses and movements in currency translation adjustments. The carrying value of our equity method investments at the acquisition date exceeded our share of the unconsolidated subsidiaries' book value by $1,417 million, including $1,264 million attributable to goodwill. The difference between the investment carrying value and the amount of underlying equity in net assets, excluding the $1,264 million attributable to goodwill, is being amortized on a straight-line basis over the underlying assets' estimated useful lives of 3 to 20 years. At December 31, 2015 and 2014, PMI received year-to-date dividends from unconsolidated subsidiaries of $127 million and $107 million, respectively.
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
At December 31, 2015 and 2014, PMI's investments in other unconsolidated subsidiaries were $69 million and $38 million, respectively, with ownership percentages ranging from 14% to 50%.
PMI’s earnings activity from unconsolidated subsidiaries was as follows:

	For the Years Ended December 31,
(in millions)	2015	2014

Net revenues	$4,172	$5,508

PMI’s balance sheet activity related to unconsolidated subsidiaries was as follows:

	At December 31,
(in millions)	2015	2014

Receivables	$64	$407
Notes receivable	$100	$100
Other liabilities	$100	$93

The activity primarily related to agreements with PMI’s unconsolidated subsidiaries within the Eastern Europe, Middle East & Africa segment. These agreements, which are in the ordinary course of business, are primarily for distribution, contract manufacturing and licenses. PMI eliminated its respective share of all significant intercompany transactions with the equity method investees.

Note 5.

Asset Impairment and Exit Costs:

During 2015, 2014 and 2013, pre-tax asset impairment and exit costs consisted of the following:

(in millions)	2015	2014	2013
Separation programs:
European Union	$68	$351	$13
Eastern Europe, Middle East & Africa	—	2	14
Asia	—	35	19
Latin America & Canada	—	3	5
Total separation programs	68	391	51
Contract termination charges:
Eastern Europe, Middle East & Africa	—	—	250
Asia	—	—	8
Total contract termination charges	—	—	258
Asset impairment charges:
European Union	—	139	—
Latin America & Canada	—	5	—
Total asset impairment charges	—	144	—
Asset impairment and exit costs	$68	$535	$309

Movement in Exit Cost Liabilities
The movement in exit cost liabilities for PMI was as follows:

(in millions)
Liability balance, January 1, 2014	$308
Charges, net	391
Cash spent	(360)
Currency/other	(69)
Liability balance, December 31, 2014	$270
Charges, net	68
Cash spent	(232)
Currency/other	(52)
Liability balance, December 31, 2015	$54

Cash payments related to exit costs at PMI were $232 million, $360 million and $21 million for the years ended December 31, 2015, 2014 and 2013, respectively. Future cash payments for exit costs incurred to date are expected to be approximately $54 million, and will be substantially paid by the end of 2017.

The pre-tax asset impairment and exit costs shown above are primarily a result of the following:

The Netherlands

On April 4, 2014, PMI announced the initiation by its affiliate, Philip Morris Holland B.V. (“PMH”), of consultations with employee representatives on a proposal to discontinue cigarette production at its factory located in Bergen op Zoom, the Netherlands. PMH reached an agreement with the trade unions and their members on a social plan and ceased cigarette production on September 1, 2014. During 2014, total pre-tax asset impairment and exit costs of $489 million were recorded for this program in the European Union segment. This amount includes employee separation costs of $343 million, asset impairment costs of $139 million and other separation costs of $7 million.

Other
Separation Program Charges
PMI recorded other pre-tax separation program charges of $68 million, $41 million and $51 million for the years ended December 31, 2015, 2014 and 2013, respectively. The 2015 other pre-tax separation program charges primarily related to severance costs for the organizational restructuring in the European Union segment. The 2014 other pre-tax separation program charges primarily related to severance costs for factory closures in Australia and Canada and the restructuring of the U.S. leaf purchasing model. The 2013 pre-tax separation program charges primarily related to the restructuring of global and regional functions based in Switzerland and Australia.

Contract Termination Charges
During 2013, PMI recorded exit costs of $258 million related to the termination of distribution agreements in Eastern Europe, Middle East & Africa (due to a new business model in Egypt) and Asia.

Asset Impairment Charges
During 2014, PMI recorded other pre-tax asset impairment charges of $5 million related to a factory closure in Canada.

Note 6.

Acquisitions and Other Business Arrangements:

As announced in June 2015, PMI’s subsidiary PT HM Sampoerna Tbk. (“Sampoerna”), of which PMI held a 98.18% interest, was required to comply with the January 30, 2014, Indonesian Stock Exchange (“IDX”) regulation requiring all listed public companies to have at least a 7.5% public shareholding by January 30, 2016. In order to comply with this requirement, Sampoerna conducted a rights issue (the “Rights Issue”). The exercise price for the rights was set at Rp. 77,000 per share, a 1.349% premium to the closing price on the IDX as of September 30, 2015. In connection with the Rights Issue, PT Philip Morris Indonesia (“PMID”), a fully consolidated subsidiary of PMI, sold 264,209,711 of the rights to third-party investors. Delivery of the rights sold took place on October 26, 2015. The total net proceeds from the Rights Issue were approximately $1.5 billion at prevailing exchange rates on the closing date. The sale of the rights resulted in an increase to PMI's additional paid-in capital of $1.1 billion.

In June 2014, PMI acquired 100% of Nicocigs Limited, a leading U.K.-based e-vapor company, for the final purchase price of $103 million, net of cash acquired, with additional contingent payments of up to $77 million, primarily relating to performance targets over a three-year period. As of December 31, 2015, PMI does not anticipate that the performance targets will be met. For additional information regarding this contingent consideration, see Note 16. Fair Value Measurements.

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

Note 7.

Indebtedness:

Short-Term Borrowings

At December 31, 2015 and 2014, PMI’s short-term borrowings and related average interest rates consisted of the following:

	December 31, 2015		December 31, 2014
(in millions)	Amount Outstanding	Average Year-End Rate	Amount Outstanding	Average Year-End Rate
Commercial paper	$—	—%	$—	—%
Bank loans	825	6.1	1,208	4.9
	$825		$1,208
Given the mix of subsidiaries and their respective local economic environments, the average interest rate for bank loans above can vary significantly from day to day and country to country.
The fair values of PMI’s short-term borrowings at December 31, 2015 and 2014, based upon current market interest rates, approximate the amounts disclosed above.

Long-Term Debt

At December 31, 2015 and 2014, PMI’s long-term debt consisted of the following:

	December 31,
(in millions)	2015	2014
U.S. dollar notes, 1.125% to 6.375% (average interest rate 3.780%), due through 2044	$18,091	$17,229
Foreign currency obligations:
Euro notes, 1.750% to 5.750% (average interest rate 2.799%), due through 2033	7,423	9,161
Swiss franc notes, 0.750% to 2.000% (average interest rate 1.217%), due through 2024	1,690	1,690
Other (average interest rate 3.124%), due through 2024	451	167
	27,655	28,247
Less current portion of long-term debt	2,405	1,318
	$25,250	$26,929
Other debt:
Other foreign currency debt above includes mortgage debt in Switzerland and capital lease obligations at December 31, 2015 and 2014. Other foreign currency debt above also includes a bank loan in the Philippines at December 31, 2015.

Debt Issuances Outstanding:
PMI’s debt issuances outstanding at December 31, 2015, were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity
U.S. dollar notes		$650	2.500%	May 2011	May 2016
U.S. dollar notes		$600	2.500%	August 2011(a)	May 2016
U.S. dollar notes		$550	1.625%	March 2012	March 2017
U.S. dollar notes		$750	1.125%	August 2012	August 2017
U.S. dollar notes		$500	1.250%	August 2015	August 2017
U.S. dollar notes		$500	1.250%	November 2014	November 2017
U.S. dollar notes		$2,500	5.650%	May 2008	May 2018
U.S. dollar notes		$750	1.875%	November 2013	January 2019
U.S. dollar notes		$1,000	4.500%	March 2010	March 2020
U.S. dollar notes		$350	4.125%	May 2011	May 2021
U.S. dollar notes		$750	2.900%	November 2011	November 2021
U.S. dollar notes		$750	2.500%	August 2012	August 2022
U.S. dollar notes		$600	2.625%	March 2013	March 2023
U.S. dollar notes		$500	3.600%	November 2013	November 2023
U.S. dollar notes		$750	3.250%	November 2014	November 2024
U.S. dollar notes		$750	3.375%	August 2015	August 2025
U.S. dollar notes		$1,500	6.375%	May 2008	May 2038
U.S. dollar notes		$750	4.375%	November 2011	November 2041
U.S. dollar notes		$700	4.500%	March 2012	March 2042
U.S. dollar notes		$750	3.875%	August 2012	August 2042
U.S. dollar notes		$850	4.125%	March 2013	March 2043
U.S. dollar notes		$750	4.875%	November 2013	November 2043
U.S. dollar notes		$750	4.250%	November 2014	November 2044
EURO notes	(b)	€750 (approximately $976)	5.750%	March 2009	March 2016
EURO notes	(b)	€750 (approximately $951)	2.125%	May 2012	May 2019
EURO notes	(b)	€1,250 (approximately $1,621)	1.750%	March 2013	March 2020
EURO notes	(b)	€750 (approximately $1,029)	1.875%	March 2014	March 2021
EURO notes	(b)	€600 (approximately $761)	2.875%	May 2012	May 2024
EURO notes	(b)	€750 (approximately $972)	2.750%	March 2013	March 2025
EURO notes	(b)	€1,000 (approximately $1,372)	2.875%	March 2014	March 2026
EURO notes	(b)	€500 (approximately $697)	2.875%	May 2014	May 2029
EURO notes	(b)	€500 (approximately $648)	3.125%	June 2013	June 2033
Swiss franc notes	(b)	CHF325 (approximately $362)	1.000%	December 2011	December 2016
Swiss franc notes	(b)	CHF200 (approximately $217)	0.875%	March 2013	March 2019
Swiss franc notes	(b)	CHF275 (approximately $311)	0.750%	May 2014	December 2019
Swiss franc notes	(b)	CHF325 (approximately $334)	1.000%	September 2012	September 2020
Swiss franc notes	(b)	CHF300 (approximately $335)	2.000%	December 2011	December 2021
Swiss franc notes	(b)	CHF250 (approximately $283)	1.625%	May 2014	May 2024

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

Aggregate maturities:
Aggregate maturities of long-term debt are as follows:

(in millions)
2016	$2,405
2017	2,592
2018	2,505
2019	2,050
2020	2,695
2021-2025	7,441
2026-2030	1,638
Thereafter	6,596
27,922
Debt discounts	(267)
Total long-term debt	$27,655

See Note 16. Fair Value Measurements for additional disclosures related to the fair value of PMI’s debt.

Credit Facilities

On January 23, 2015, PMI entered into an agreement to extend the term of its existing $2.0 billion 364-day revolving credit facility, effective February 10, 2015, from February 10, 2015, to February 9, 2016.  On January 23, 2015, PMI also entered into an agreement to extend the term of its existing $2.5 billion multi-year revolving credit facility, effective February 28, 2015, from February 28, 2019, to February 28, 2020.

On October 1, 2015, PMI replaced its $3.5 billion multi-year revolving credit facility, expiring October 25, 2016, with a new $3.5 billion multi-year revolving credit facility, expiring October 1, 2020.

At December 31, 2015, PMI’s total committed credit facilities and commercial paper outstanding were as follows:

Type (in billions of dollars)	Committed Credit Facilities	Commercial Paper
364-day revolving credit, expiring February 9, 2016	$2.0
Multi-year revolving credit, expiring February 28, 2020	2.5
Multi-year revolving credit, expiring October 1, 2020	3.5
Total facilities	$8.0
Commercial paper outstanding		$—

At December 31, 2015, there were no borrowings under these committed credit facilities, and the entire committed amounts were available for borrowing.

On January 27, 2016, PMI entered into an agreement to amend and extend its existing $2.0 billion 364-day revolving credit facility, effective February 9, 2016, from February 9, 2016, to February 7, 2017. On January 27, 2016, PMI also entered into an agreement to extend the term of its existing $2.5 billion multi-year revolving credit facility, effective February 28, 2016, from February 28, 2020, to February 28, 2021.

Each of these facilities requires PMI to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“consolidated EBITDA”) to consolidated interest expense of not less than 3.5 to 1.0 on a rolling four-quarter basis. At December 31, 2015, PMI’s ratio calculated in accordance with the agreements was 10.5 to 1.0. These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require PMI to post collateral. The terms “consolidated EBITDA” and “consolidated interest expense,” both of which include certain adjustments, are defined in the facility agreements previously filed with the Securities and Exchange Commission.

In addition to the committed credit facilities discussed above, certain subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $2.9 billion at December 31, 2015, and $3.2 billion at December 31, 2014, are for the sole use of the subsidiaries. Borrowings under these arrangements amounted to $825 million at December 31, 2015, and $1.2 billion at December 31, 2014.

Note 8.

Capital Stock:

Shares of authorized common stock are 6.0 billion; issued, repurchased and outstanding shares were as follows:

	Shares Issued	Shares Repurchased	Shares Outstanding
Balances, January 1, 2013	2,109,316,331	(455,703,347)	1,653,612,984
Repurchase of shares		(67,231,392)	(67,231,392)
Issuance of stock awards and exercise of stock options		2,620,820	2,620,820
Balances, December 31, 2013	2,109,316,331	(520,313,919)	1,589,002,412
Repurchase of shares		(45,206,473)	(45,206,473)
Issuance of stock awards and exercise of stock options		3,103,757	3,103,757
Balances, December 31, 2014	2,109,316,331	(562,416,635)	1,546,899,696
Issuance of stock awards		2,444,373	2,444,373
Balances, December 31, 2015	2,109,316,331	(559,972,262)	1,549,344,069

On August 1, 2012, PMI commenced a three-year $18 billion share repurchase program that was authorized by PMI's Board of Directors in June 2012. From August 1, 2012, through December 31, 2014, PMI repurchased 144.6 million shares of its common stock at a cost of $12.7 billion, or $87.48 per share, under this repurchase program. During 2015, PMI did not repurchase any shares of its common stock. During 2014 and 2013, PMI repurchased $3.8 billion and $6.0 billion, respectively, of its common stock.

At December 31, 2015, 29,642,862 shares of common stock were reserved for stock awards under PMI’s stock plans, and 250 million shares of preferred stock, without par value, were authorized but unissued. PMI currently has no plans to issue any shares of preferred stock.

Note 9.

Stock Plans:

In May 2012, PMI's shareholders approved the Philip Morris International Inc. 2012 Performance Incentive Plan (the "2012 Plan"). Under the 2012 Plan, PMI may grant to eligible employees restricted stock, restricted stock units and deferred stock units, performance-based cash incentive awards and performance-based equity awards. Up to 30 million shares of PMI’s common stock may be issued under the 2012 Plan. At December 31, 2015, shares available for grant under the 2012 Plan were 23,249,430.

In 2008, PMI adopted the Philip Morris International Inc. 2008 Stock Compensation Plan for Non-Employee Directors (the “Non-Employee Directors Plan”). A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the Non-Employee Directors Plan. As of December 31, 2015, shares available for grant under the plan were 691,432.

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

During 2015, the activity for restricted stock and deferred stock awards was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at January 1, 2015	7,039,377	$81.94
Granted	1,535,830	82.28
Vested	(2,711,974)	80.05
Forfeited	(161,233)	82.14
Balance at December 31, 2015	5,702,000	$82.92

The weighted-average grant date fair value of the restricted stock and deferred stock awards granted to PMI employees during the years ended December 31, 2015, 2014 and 2013, was $126 million, $189 million and $246 million, or $82.28, $77.79 and $88.43 per restricted or deferred share, respectively. The fair value of the restricted stock and deferred stock awards at the date of grant is amortized to expense ratably over the restriction period. PMI recorded compensation expense related to stock awards of $166 million, $210 million and $220 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, PMI had $134 million of total unrecognized compensation costs related to non-vested deferred stock awards. These costs are expected to be recognized over a weighted-average period of two years, subject to earlier vesting on death or disability or normal retirement, or separation from employment by mutual agreement after reaching age 58.

During the year ended December 31, 2015, 2.7 million shares of PMI deferred stock awards vested. The grant date fair value of all the vested shares was approximately $217 million. The total fair value of the awards that vested in 2015 was approximately $224 million.

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

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Net earnings attributable to PMI	$6,873	$7,493	$8,576
Less distributed and undistributed earnings attributable to share-based payment awards	24	34	45
Net earnings for basic and diluted EPS	$6,849	$7,459	$8,531
Weighted-average shares for basic and diluted EPS	1,549	1,566	1,622

For the 2015, 2014 and 2013 computations, there were no antidilutive stock options.

Note 11.

Income Taxes:

Earnings before income taxes and provision for income taxes consisted of the following for the years ended December 31, 2015, 2014 and 2013:

(in millions)	2015	2014	2013
Earnings before income taxes	$9,615	$10,650	$12,542
Provision for income taxes:
United States federal and state:
Current	$(56)	$(56)	$247
Deferred	117	162	(5)
Total United States	61	106	242
Outside United States:
Current	2,762	3,215	3,451
Deferred	(135)	(224)	(23)
Total outside United States	2,627	2,991	3,428
Total provision for income taxes	$2,688	$3,097	$3,670

United States income tax is primarily attributable to repatriation costs.

At December 31, 2015, applicable United States federal income taxes and foreign withholding taxes have not been provided on approximately $23 billion of accumulated earnings of foreign subsidiaries that are expected to be permanently reinvested. These earnings have been or will be invested to support the growth of PMI's international business. Further, PMI does not foresee a need to repatriate these earnings to the U.S. since its U.S. cash requirements are supported by distributions from foreign entities of earnings that have not been designated as permanently reinvested and existing credit facilities. Repatriation of earnings from foreign subsidiaries for which PMI has asserted that the earnings are permanently reinvested would result in additional U.S. income and foreign withholding taxes. The determination of the amount of deferred tax related to these earnings is not practicable due to the complexity of the U.S. foreign tax credit regime, as well as differences between earnings determined for book and tax purposes mainly resulting from intercompany transactions, purchase accounting and currency fluctuations.

On March 28, 2008, PMI entered into a Tax Sharing Agreement (the “Tax Sharing Agreement”) with Altria. The Tax Sharing Agreement generally governed PMI’s and Altria’s respective rights, responsibilities and obligations for pre-distribution periods and for potential taxes on the spin-off of PMI by Altria. With respect to any potential tax resulting from the spin-off of PMI by Altria, responsibility for the tax would be allocated to the party that acted (or failed to act) in a manner that resulted in the tax. In the third quarter of 2015, the IRS examination of Altria's consolidated tax returns for the years 2007 and 2008 was concluded with no tax adjustments to PMI.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2015	2014	2013
Balance at January 1,	$123	$114	$124
Additions based on tax positions related to the current year	17	20	15
Additions for tax positions of previous years	6	11	3
Reductions for tax positions of prior years	(42)	(3)	(2)
Reductions due to lapse of statute of limitations	(7)	(8)	(16)
Settlements	(1)	(3)	(10)
Other	(8)	(8)	—
Balance at December 31,	$88	$123	$114

Unrecognized tax benefits and PMI’s liability for contingent income taxes, interest and penalties were as follows:

(in millions)	December 31, 2015	December 31, 2014	December 31, 2013
Unrecognized tax benefits	$88	$123	$114
Accrued interest and penalties	28	40	24
Tax credits and other indirect benefits	(40)	(54)	(56)
Liability for tax contingencies	$76	$109	$82

The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $47 million at December 31, 2015. The remainder, if recognized, would principally affect deferred taxes.

For the years ended December 31, 2015, 2014 and 2013, PMI recognized income (expense) in its consolidated statements of earnings of $3 million, $(19) million and $10 million, respectively, related to interest and penalties.

PMI is regularly examined by tax authorities around the world and is currently under examination in a number of jurisdictions. The U.S. federal statute of limitations remains open for the years 2012 and onward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years. Years still open to examination by foreign tax authorities in major jurisdictions include Germany (2011 onward), Indonesia (2008 onward), Russia (2012 onward) and Switzerland (2014 onward).

It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a change in unrecognized tax benefits, along with related interest and penalties. An estimate of any possible change cannot be made at this time.

The effective income tax rate on pre-tax earnings differed from the U.S. federal statutory rate for the following reasons for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Foreign rate differences	(12.3)	(11.2)	(12.2)
Dividend repatriation cost	5.7	5.0	6.6
Other	(0.4)	0.3	(0.1)
Effective tax rate	28.0%	29.1%	29.3%

The 2015 effective tax rate decreased 1.1 percentage points to 28.0%. The effective tax rate for 2015 was unfavorably impacted by changes to repatriation assertions on certain foreign subsidiary historical earnings ($58 million), partially offset by a reduction in unrecognized tax benefits of $41 million following the conclusion of the IRS examinations of Altria's consolidated tax returns for the years 2007 and 2008 and PMI's consolidated tax returns for the years 2009 through 2011. Prior to March 28, 2008, PMI was a wholly owned subsidiary of Altria. Excluding the effect of these items, the change in the effective tax rate for 2015, as compared to 2014, was primarily due to earnings mix by taxing jurisdiction and repatriation cost differences.

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

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following:

	At December 31,
(in millions)	2015	2014
Deferred income tax assets:
Accrued postretirement and postemployment benefits	$275	$274
Accrued pension costs	230	247
Inventory	174	198
Accrued liabilities	153	147
Other	164	162
Total deferred income tax assets	996	1,028
Deferred income tax liabilities:
Trade names	(593)	(677)
Property, plant and equipment	(218)	(260)
Unremitted earnings	(554)	(559)
Foreign exchange	(532)	(348)
Total deferred income tax liabilities	(1,897)	(1,844)
Net deferred income tax liabilities	$(901)	$(816)

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

In the fourth quarter of 2015, to further align with the Member State composition of the European Union, PMI transferred the management of its operations in Bulgaria, Croatia, Romania and Slovenia from its Eastern Europe, Middle East & Africa segment to its European Union segment, resulting in the reclassification of prior year amounts between the two segments.

Segment data were as follows:

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Net revenues:
European Union	$26,563	$30,517	$29,656
Eastern Europe, Middle East & Africa	18,328	20,469	19,342
Asia	19,469	19,255	20,987
Latin America & Canada	9,548	9,865	10,044
Net revenues(1)	$73,908	$80,106	$80,029

(1) Total net revenues attributable to customers located in Germany, PMI’s largest market in terms of net revenues, were $7.2 billion, $8.3 billion and $7.8 billion for the years ended December 31, 2015, 2014 and 2013, respectively. Total net revenues attributable to customers located in Indonesia were $7.1 billion for the year ended December 31, 2015.

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Earnings before income taxes:
Operating companies income:
European Union	$3,576	$3,815	$4,309
Eastern Europe, Middle East & Africa	3,425	4,033	3,708
Asia	2,886	3,187	4,622
Latin America & Canada	1,085	1,030	1,134
Amortization of intangibles	(82)	(93)	(93)
General corporate expenses	(162)	(165)	(187)
Less:
Equity (income)/loss in unconsolidated subsidiaries, net	(105)	(105)	22
Operating income	10,623	11,702	13,515
Interest expense, net	(1,008)	(1,052)	(973)
Earnings before income taxes	$9,615	$10,650	$12,542

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Depreciation expense:
European Union	$230	$206	$199
Eastern Europe, Middle East & Africa	163	212	218
Asia	184	278	277
Latin America & Canada	85	90	85
	662	786	779
Other	10	10	10
Total depreciation expense	$672	$796	789

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Capital expenditures:
European Union	$497	$537	$493
Eastern Europe, Middle East & Africa	147	216	234
Asia	185	272	317
Latin America & Canada	130	125	156
	959	1,150	1,200
Other	1	3	—
Total capital expenditures	$960	$1,153	$1,200

	At December 31,
(in millions)	2015	2014	2013
Long-lived assets:
European Union	$3,129	$3,242	$3,475
Eastern Europe, Middle East & Africa	743	836	1,193
Asia	1,743	1,838	1,758
Latin America & Canada	605	704	759
	6,220	6,620	7,185
Other	644	269	208
Total long-lived assets	$6,864	$6,889	$7,393

Long-lived assets consist of non-current assets other than goodwill; other intangible assets, net; deferred tax assets, and investments in unconsolidated subsidiaries. PMI’s largest market in terms of long-lived assets is Switzerland. Total long-lived assets located in Switzerland, which is reflected in the European Union segment above, were $0.9 billion, $1.0 billion and $1.1 billion at December 31, 2015, 2014 and 2013, respectively.

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

Pension and Postretirement Benefit Plans

Obligations and Funded Status

The postretirement health care plans are not funded. The projected benefit obligations, plan assets and funded status of PMI’s pension plans, and the accumulated benefit obligation and net amount accrued for PMI's postretirement health care plans, at December 31, 2015 and 2014, were as follows:

	Pension
	U.S. Plans		Non-U.S. Plans		Postretirement
(in millions)	2015	2014	2015	2014	2015	2014
Benefit obligation at January 1,	$438	$364	$7,638	$6,893	$238	$213
Service cost	5	5	200	211	4	4
Interest cost	17	17	139	205	9	10
Benefits paid	(51)	(23)	(225)	(245)	(11)	(10)
Settlement and curtailment	—	(1)	(16)	(73)	—	(2)
Actuarial losses (gains)	(20)	76	261	1,384	(12)	35
Currency	—	—	(365)	(777)	(17)	(12)
Other	—	—	65	40	—	—
Benefit obligation at December 31,	389	438	7,697	7,638	211	238
Fair value of plan assets at January 1,	312	305	6,410	6,566
Actual return on plan assets	—	19	56	620
Employer contributions	37	11	117	180
Employee contributions	—	—	37	42
Benefits paid	(51)	(23)	(225)	(245)
Settlement and curtailment	—	—	(14)	(37)
Currency	—	—	(275)	(716)
Fair value of plan assets at December 31,	298	312	6,106	6,410
Net pension and postretirement liability recognized at December 31,	$(91)	$(126)	$(1,591)	$(1,228)	$(211)	$(238)
At December 31, 2015 and 2014, the Swiss pension plan represented 61% and 56% of the non-U.S. benefit obligation, respectively, and approximately 60% of the non-U.S. fair value of plan assets for each of the years.

At December 31, 2015 and 2014, the amounts recognized on PMI's consolidated balance sheets for the combined U.S. and non-U.S. pension plans, and postretirement plans were as follows:

	Pension		Postretirement
(in millions)	2015	2014	2015	2014
Other assets	$47	$42
Accrued liabilities — employment costs	(23)	(55)	$(9)	$(10)
Long-term employment costs	(1,706)	(1,341)	(202)	(228)
	$(1,682)	$(1,354)	$(211)	$(238)

The accumulated benefit obligation, which represents benefits earned to date, for the U.S. pension plans was $360 million and $411 million at December 31, 2015 and 2014, respectively. The accumulated benefit obligation for non-U.S. pension plans was $7,157 million and $7,082 million at December 31, 2015 and 2014, respectively.

For U.S. pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $389 million, $360 million and $298 million, respectively, as of December 31, 2015. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $438 million, $411 million and $312 million, respectively, as of December 31, 2014. The underfunding relates to plans for salaried employees that cannot be funded under IRS regulations. For non-U.S. plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $6,355 million, $5,961 million, and $4,766 million, respectively, as of December 31, 2015, and $6,130 million, $5,745 million, and $4,974 million, respectively, as of December 31, 2014.

The following weighted-average assumptions were used to determine PMI’s pension and postretirement benefit obligations at December 31:

	Pension
	U.S. Plans		Non-U.S. Plans		Postretirement
	2015	2014	2015	2014	2015	2014
Discount rate	4.30%	3.95%	1.68%	1.92%	4.45%	4.20%
Rate of compensation increase	3.00	3.00	1.98	2.06
Health care cost trend rate assumed for next year					6.23	6.62
Ultimate trend rate					4.75	4.99
Year that rate reaches the ultimate trend rate					2029	2029

The discount rate for the largest U.S. and non-U.S. pension plans is based on a yield curve constructed from a portfolio of high quality corporate bonds that produces a cash flow pattern equivalent to each plan’s expected benefit payments.  The discount rate for the remaining non-U.S. plans is developed from local bond indices that match local benefit obligations as closely as possible.

Components of Net Periodic Benefit Cost

Net periodic pension and postretirement health care costs consisted of the following for the years ended December 31, 2015, 2014 and 2013:

	Pension
	U.S. Plans			Non-U.S. Plans			Postretirement
(in millions)	2015	2014	2013	2015	2014	2013	2015	2014	2013
Service cost	$5	$5	$7	$200	$211	$255	$4	$4	$5
Interest cost	17	17	16	139	205	169	9	10	10
Expected return on plan assets	(15)	(16)	(16)	(325)	(357)	(347)	—	—	—
Amortization:
Net losses	14	6	11	180	115	205	4	2	5
Prior service cost	—	1	1	4	5	9	—	(1)	—
Settlement and curtailment	1	5	—	2	1	1	—	—	—
Net periodic pension and postretirement costs	$22	$18	$19	$200	$180	$292	$17	$15	$20

Settlement and curtailment charges were due primarily to early retirement programs.

For the combined U.S. and non-U.S. pension plans, the estimated net loss and prior service cost that are expected to be amortized from accumulated other comprehensive earnings into net periodic benefit cost during 2016 are $178 million and $10 million, respectively.

The following weighted-average assumptions were used to determine PMI’s net pension and postretirement health care costs:

	Pension
	U.S. Plans			Non-U.S. Plans			Postretirement
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Discount rate	3.95%	4.80%	4.05%	1.92%	3.09%	2.38%	4.20%	5.01%	4.29%
Expected rate of return on plan assets	5.10	5.70	5.70	5.38	5.63	6.11
Rate of compensation increase	3.00	3.00	3.50	2.06	2.34	2.61
Health care cost trend rate							6.62	6.60	7.01

PMI’s expected rate of return on pension plan assets is determined by the plan assets’ historical long-term investment performance, current asset allocation and estimates of future long-term returns by asset class.

PMI and certain of its subsidiaries sponsor defined contribution plans. Amounts charged to expense for defined contribution plans totaled $52 million, $62 million and $69 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Plan Assets

PMI’s investment strategy for U.S. and non-U.S. pension plans is based on an expectation that equity securities will outperform debt securities over the long term. Accordingly, the target allocation of PMI’s plan assets is broadly characterized as approximately a 60%/40% split between equity and debt securities. The strategy primarily utilizes indexed U.S. equity securities, international equity securities and investment-grade debt securities. PMI’s plans have no investments in hedge funds, private equity or derivatives. PMI attempts to mitigate investment risk by rebalancing between equity and debt asset classes once a year or as PMI’s contributions and benefit payments are made.

The fair value of PMI’s pension plan assets at December 31, 2015 and 2014, by asset category was as follows:

Asset Category (in millions)	At December 31, 2015	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$225	$225
Equity securities:
U.S. securities	120	120
International securities	409	409
Investment funds(a)	5,337	3,446	1,891
International government bonds	289	289
Other	24	24
Total	$6,404	$4,513	$1,891	$—

(a) Investment funds whose objective seeks to replicate the returns and characteristics of specified market indices (primarily MSCI — Europe, Switzerland, North America, Asia Pacific, Japan; Russell 3000; S&P 500 for equities, and Citigroup EMU and Barclays Capital U.S. for bonds), primarily consist of mutual funds, common trust funds and commingled funds. Of these funds, 59% are invested in U.S. and international equities; 21% are invested in U.S. and international government bonds; 10% are invested in real estate and other money markets, and 10% are invested in corporate bonds.

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
(a) Investment funds whose objective seeks to replicate the returns and characteristics of specified market indices (primarily MSCI — Europe, Switzerland, North America, Asia Pacific, Japan; Russell 3000; S&P 500 for equities, and Citigroup EMU and Barclays Capital U.S. for bonds), primarily consist of mutual funds, common trust funds and commingled funds. Of these funds, 61% were invested in U.S. and international equities; 22% were invested in U.S. and international government bonds; 9% were invested in real estate and other money markets, and 8% were invested in corporate bonds.

See Note 16. Fair Value Measurements for a discussion of the fair value of pension plan assets.

PMI makes, and plans to make, contributions to the extent that they are tax deductible and to meet specific funding requirements of its funded U.S. and non-U.S. pension plans. Currently, PMI anticipates making contributions of approximately $113 million in 2016 to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

The estimated future benefit payments from PMI pension plans at December 31, 2015, are as follows:

(in millions)	U.S. Plans	Non-U.S. Plans
2016	$20	$255
2017	21	255
2018	20	264
2019	26	265
2020	23	284
2021 - 2025	125	1,636
PMI's expected future annual benefit payments for its postretirement health care plans are estimated to be not material through 2025.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care trend rates would have the following effects as of December 31, 2015:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on total service and interest cost	18.8%	(14.4)%
Effect on postretirement benefit obligation	16.7	(13.3)

Postemployment Benefit Plans

PMI and certain of its subsidiaries sponsor postemployment benefit plans covering substantially all salaried and certain hourly employees. The cost of these plans is charged to expense over the working life of the covered employees. Net postemployment costs were $187 million, $167 million and $147 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The estimated net loss for the postemployment benefit plans that will be amortized from accumulated other comprehensive losses into net postemployment costs during 2016 is approximately $62 million.

The amounts recognized in accrued postemployment costs on PMI's consolidated balance sheets at December 31, 2015 and 2014, were $745 million and $734 million, respectively.

During 2015, 2014 and 2013, certain salaried employees left PMI under separation programs. These programs resulted in incremental postemployment costs and benefit obligations. For further details see Note 5. Asset Impairment and Exit Costs.

The accrued postemployment costs were determined using a weighted-average discount rate of 3.5% and 3.7% in 2015 and 2014, respectively; an assumed ultimate annual weighted-average turnover rate of 2.7% and 2.2% in 2015 and 2014, respectively; assumed compensation cost increases of 2.2% in 2015 and 2.2% in 2014, and assumed benefits as defined in the respective plans. In accordance with local regulations, certain postemployment plans are funded. As a result, the accrued postemployment costs disclosed above are presented net of the related assets of $26 million and $28 million at December 31, 2015 and 2014, respectively. Postemployment costs arising from actions that offer employees benefits in excess of those specified in the respective plans are charged to expense when incurred.

Comprehensive Earnings (Losses)

The amounts recorded in accumulated other comprehensive losses at December 31, 2015, consisted of the following:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net losses	$(3,074)	$(61)	$(710)	$(3,845)
Prior service cost	(40)	5	—	(35)
Net transition obligation	(5)	—	—	(5)
Deferred income taxes	320	20	213	553
Losses to be amortized	$(2,799)	$(36)	$(497)	$(3,332)

The amounts recorded in accumulated other comprehensive losses at December 31, 2014, consisted of the following:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net losses	$(2,760)	$(77)	$(721)	$(3,558)
Prior service cost	(45)	6	—	(39)
Net transition obligation	(6)	—	—	(6)
Deferred income taxes	342	25	216	583
Losses to be amortized	$(2,469)	$(46)	$(505)	$(3,020)

The amounts recorded in accumulated other comprehensive losses at December 31, 2013, consisted of the following:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net losses	$(1,746)	$(47)	$(661)	$(2,454)
Prior service cost	(51)	7	—	(44)
Net transition obligation	(6)	—	—	(6)
Deferred income taxes	245	14	199	458
Losses to be amortized	$(1,558)	$(26)	$(462)	$(2,046)

The movements in other comprehensive earnings (losses) during the year ended December 31, 2015, were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts transferred to earnings as components of net periodic benefit cost:
Amortization:
Net losses	$194	$4	$69	$267
Prior service cost	4	—	—	4
Other income/expense:
Net losses	3	—	—	3
Prior service cost	1	—	—	1
Deferred income taxes	(26)	(2)	(20)	(48)
	176	2	49	227
Other movements during the year:
Net losses	(510)	12	(58)	(556)
Deferred income taxes	4	(4)	17	17
	(506)	8	(41)	(539)
Total movements in other comprehensive earnings (losses)	$(330)	$10	$8	$(312)

The movements in other comprehensive earnings (losses) during the year ended December 31, 2014, were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts transferred to earnings as components of net periodic benefit cost:
Amortization:
Net losses	$121	$2	$66	$189
Prior service cost	6	(1)	—	5
Other income/expense:
Net losses	14	2	—	16
Prior service cost	5	—	—	5
Deferred income taxes	(21)	(1)	(20)	(42)
	125	2	46	173
Other movements during the year:
Net losses	(1,149)	(34)	(126)	(1,309)
Prior service cost	(5)	—	—	(5)
Deferred income taxes	118	12	37	167
	(1,036)	(22)	(89)	(1,147)
Total movements in other comprehensive earnings (losses)	$(911)	$(20)	$(43)	$(974)

The movements in other comprehensive earnings (losses) during the year ended December 31, 2013, were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts transferred to earnings as components of net periodic benefit cost:
Amortization:
Net losses	$216	$5	$60	$281
Prior service cost	10	—	—	10
Other income/expense:
Net losses	1	—	—	1
Deferred income taxes	(29)	(2)	(18)	(49)
	198	3	42	243
Other movements during the year:
Net losses	1,236	30	(109)	1,157
Prior service cost	(1)	—	—	(1)
Net transition obligation	1	—	—	1
Deferred income taxes	(103)	(10)	32	(81)
	1,133	20	(77)	1,076
Total movements in other comprehensive earnings (losses)	$1,331	$23	$(35)	$1,319

Note 14.

Additional Information:

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Research and development expense	$423	$433	$449
Advertising expense	$448	$439	$435
Foreign currency net transaction losses	$102	$174	$123
Interest expense	$1,132	$1,170	$1,104
Interest income	(124)	(118)	(131)
Interest expense, net	$1,008	$1,052	$973
Rent expense	$286	$336	$334

Minimum rental commitments under non-cancelable operating leases in effect at December 31, 2015, were as follows:

(in millions)
2016	$177
2017	125
2018	82
2019	61
2020	42
Thereafter	195
$682

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

PMI uses deliverable and non-deliverable forward foreign exchange contracts, foreign currency swaps and foreign currency options, collectively referred to as foreign exchange contracts ("foreign exchange contracts"), and interest rate contracts to mitigate its exposure to changes in exchange and interest rates from third-party and intercompany actual and forecasted transactions. The primary currencies to which PMI is exposed include the Australian dollar, Euro, Indonesian rupiah, Japanese yen, Mexican peso, Russian ruble, Swiss franc and Turkish lira. At December 31, 2015 and 2014, PMI had contracts with aggregate notional amounts of $24.9 billion and $21.9 billion, respectively. Of the $24.9 billion aggregate notional amount at December 31, 2015, $3.2 billion related to cash flow hedges, $6.4 billion related to hedges of net investments in foreign operations and $15.3 billion related to other derivatives that primarily offset currency exposures on intercompany financing. Of the $21.9 billion aggregate notional amount at December 31, 2014, $2.2 billion related to cash flow hedges, $4.3 billion related to hedges of net investments in foreign operations and $15.4 billion related to other derivatives that primarily offset currency exposures on intercompany financing.

The fair value of PMI’s foreign exchange contracts included in the consolidated balance sheet as of December 31, 2015 and 2014, were as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in millions)	Balance Sheet Classification	2015	2014	Balance Sheet Classification	2015	2014
Foreign exchange contracts designated as hedging instruments	Other current assets	$301	$248	Other accrued liabilities	$26	$—
	Other assets	181	122	Other liabilities	117	25
Foreign exchange contracts not designated as hedging instruments	Other current assets	7	34	Other accrued liabilities	29	126

	Other assets	85	2	Other liabilities	—	—
Total derivatives		$574	$406		$172	$151

For the years ended December 31, 2015, 2014 and 2013, PMI's cash flow and net investment hedging instruments impacted the consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, millions)	For the Year Ended December 31,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives			Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings
	2015	2014	2013		2015	2014	2013
Derivatives in Cash Flow Hedging Relationship
Foreign exchange contracts	$43	$111	$236
				Net revenues	$149	$115	$319
				Cost of sales	(3)	—	6
				Marketing, administration and research costs	1	(28)	—
				Interest expense, net	(31)	(39)	(56)
Derivatives in Net Investment Hedging Relationship
Foreign exchange contracts	253	269	(79)
Total	$296	$380	$157		$116	$48	$269

Cash Flow Hedges

PMI has entered into foreign exchange contracts to hedge foreign currency exchange risk related to certain forecasted transactions. The effective portion of gains and losses associated with qualifying cash flow hedge contracts is deferred as a component of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s consolidated statements of earnings. During the years ended December 31, 2015, 2014 and 2013, ineffectiveness related to cash flow hedges was not material. As of December 31,

2015, PMI has hedged forecasted transactions for periods not exceeding the next 12 months with the exception of one foreign exchange contract that expires in May 2024. The impact of these hedges is primarily included in operating cash flows on PMI’s consolidated statements of cash flows.
Hedges of Net Investments in Foreign Operations

PMI designates certain foreign currency denominated debt and foreign exchange contracts as net investment hedges of its foreign operations. For the years ended December 31, 2015, 2014 and 2013, these hedges of net investments resulted in gains/(losses), net of income taxes, of $761 million, $952 million and $(285) million, respectively. These gains/(losses) were reported as a component of accumulated other comprehensive losses within currency translation adjustments. For the years ended December 31, 2015, 2014 and 2013, ineffectiveness related to net investment hedges was not material. Other investing cash flows on PMI’s consolidated statements of cash flows include the premiums paid for, and settlements of, net investment hedges.

Other Derivatives

PMI has entered into foreign exchange contracts to hedge the foreign currency exchange and interest rate risks related to intercompany loans between certain subsidiaries, and third-party loans. While effective as economic hedges, no hedge accounting is applied for these contracts; therefore, the unrealized gains (losses) relating to these contracts are reported in PMI’s consolidated statements of earnings. For the years ended December 31, 2015, 2014 and 2013, the gains/(losses) from contracts for which PMI did not apply hedge accounting were $(587) million, $(481) million and $99 million, respectively. The gains/(losses) from these contracts substantially offset the losses and gains generated by the underlying intercompany and third-party loans being hedged.

For the years ended December 31, 2015, 2014 and 2013, the net impact of these contracts on the consolidated statements of earnings was not material.

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses

Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Gain as of January 1,	$123	$63	$92
Derivative gains transferred to earnings	(102)	(38)	(235)
Change in fair value	38	98	206
Gain as of December 31,	$59	$123	$63

At December 31, 2015, PMI expects $49 million of derivative gains that are included in accumulated other comprehensive losses to be reclassified to the consolidated statement of earnings within the next 12 months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.

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
Derivative Financial Instruments

PMI assesses the fair value of its foreign exchange contracts and interest rate contracts using standard valuation models that use, as their basis, readily observable market inputs. The fair value of PMI’s foreign exchange forward contracts is determined by using the prevailing foreign exchange spot rates and interest rate differentials and the respective maturity dates of the instruments. The fair value of PMI’s currency options is determined by using a Black-Scholes methodology based on foreign exchange spot rates and interest rate differentials, currency volatilities and maturity dates. PMI’s derivative financial instruments have been classified within Level 2 at December 31, 2015 and 2014. See Note 15. Financial Instruments for additional discussion of derivative financial instruments.

Pension Plan Assets

The fair value of pension plan assets, determined by using readily available quoted market prices in active markets, has been classified within Level 1 of the fair value hierarchy at December 31, 2015 and 2014. The fair value of pension plan assets determined by using quoted prices in markets that are not active has been classified within Level 2 at December 31, 2015 and 2014. See Note 13. Benefit Plans for additional discussion of pension plan assets.

Debt

The fair value of PMI’s outstanding debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. The aggregate carrying value of PMI’s debt, excluding short-term borrowings and $13 million of capital lease obligations, was $27,642 million at December 31, 2015. The aggregate carrying value of PMI’s debt, excluding short-term borrowings and $14 million of capital lease obligations, was $28,233 million at December 31, 2014. The fair value of PMI's outstanding debt, excluding the aforementioned short-term borrowings and capital lease obligations, was classified within Level 1 and Level 2 at December 31, 2015 and 2014.

Contingent Consideration

The fair value of PMI's contingent consideration relating to acquisitions is determined utilizing a discounted cash flow approach using various probability-weighted scenarios. The significant unobservable inputs used in calculating the fair value of the contingent consideration includes financial performance scenarios, the probability of achieving those scenarios and the discount rate. PMI's contingent consideration has been classified within Level 3 in the table shown below. For additional information, see Note 6. Acquisitions and Other Business Arrangements.

The aggregate fair values of PMI’s derivative financial instruments, pension plan assets, debt and contingent consideration as of December 31, 2015 and 2014, were as follows:

(in millions)	Fair Value At December 31, 2015	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$574	$—	$574	$—
Pension plan assets	6,404	4,513	1,891	—
Total assets	$6,978	$4,513	$2,465	$—
Liabilities:
Debt	$29,287	$28,822	$465	$—
Foreign exchange contracts	172	—	172	—
Total liabilities	$29,459	$28,822	$637	$—

(in millions)	Fair Value At December 31, 2014	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$406	$—	$406	$—
Pension plan assets	6,722	4,853	1,869	—
Total assets	$7,128	$4,853	$2,275	$—
Liabilities:
Debt	$30,582	$30,405	$177	$—
Foreign exchange contracts	151	—	151	—
Contingent consideration	22	—	—	22
Total liabilities	$30,755	$30,405	$328	$22

Note 17.

Accumulated Other Comprehensive Losses:

PMI's accumulated other comprehensive losses, net of taxes, consisted of the following:

(Losses) Earnings	At December 31,
(in millions)	2015	2014	2013
Currency translation adjustments	$(6,129)	$(3,929)	$(2,207)
Pension and other benefits	(3,332)	(3,020)	(2,046)
Derivatives accounted for as hedges	59	123	63
Total accumulated other comprehensive losses	$(9,402)	$(6,826)	$(4,190)

Reclassifications from Other Comprehensive Earnings

The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement are shown on the consolidated statements of comprehensive earnings for the years ended December 31, 2015, 2014, and 2013. The movement in currency translation adjustments for the year ended December 31, 2013, was also impacted by the purchase of the remaining shares of the Mexican tobacco business. In addition, $1 million, $5 million and $12 million of net currency translation adjustment gains were transferred from other comprehensive earnings to marketing, administration and research costs in the consolidated statements of earnings for the years ended December 31, 2015, 2014 and 2013, respectively, upon liquidation of subsidiaries. For additional information, see Note 13. Benefit Plans and Note 15. Financial Instruments for disclosures related to PMI's pension and other benefits and derivative financial instruments.

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

At December 31, 2015 and 2014, PMI had $73 million and $71 million, respectively, of discounted liabilities associated with the Colombian Investment and Cooperation Agreement. These discounted liabilities are primarily reflected in other long-term liabilities on the consolidated balance sheets and are expected to be paid through 2028.

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

At December 31, 2015 and 2014, PMI had $72 million and $114 million, respectively, of discounted accrued settlement charges associated with the RBH legal settlement. These accrued settlement charges are primarily reflected in other long-term liabilities on the consolidated balance sheets and are expected to be paid through 2019.

Note 20.

E.C. Agreement:

In 2004, PMI entered into an agreement with the European Commission (“E.C.”) and 10 Member States of the European Union that provides for broad cooperation with European law enforcement agencies on anti-contraband and anti-counterfeit efforts. This agreement has been signed by all 27 Member States. The agreement resolves all disputes between the parties relating to these issues. Under the terms of the agreement, PMI will make 13 payments over 12 years, including an initial payment of $250 million, which was recorded as a pre-tax charge against its earnings in 2004. The agreement calls for additional payments of approximately $150 million on the first anniversary of the agreement (this payment was made in July 2005), approximately $100 million on the second anniversary (this payment was made in July 2006) and approximately $75 million each year thereafter for 10 years, each of which is to be adjusted based on certain variables, including PMI’s market share in the European Union in the year preceding payment. Because future additional payments are subject to these variables, PMI records charges for them as an expense in cost of sales when product is shipped. In addition, PMI was also responsible to pay the excise taxes, VAT and customs duties on qualifying product seizures of up to 90 million cigarettes and is subject to payments of five times the applicable taxes and duties if qualifying product seizures exceed 90 million cigarettes in a given year. In October 2014, this agreement was amended, and the threshold was increased to 450 million cigarettes in a given year. This modification was effective as of July 2012. To date, PMI’s annual payments related to product seizures have been immaterial. Total charges related to the E.C. Agreement of $79 million, $71 million and $81 million were recorded in cost of sales in 2015, 2014 and 2013, respectively.

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

The table below lists the number of tobacco-related cases pending against us and/or our subsidiaries or indemnitees as of December 31, 2015, December 31, 2014 and December 31, 2013:

Type of Case	Number of Cases Pending as of December 31, 2015	Number of Cases Pending as of December 31, 2014	Number of Cases Pending as of December 31, 2013
Individual Smoking and Health Cases	68	63	62
Smoking and Health Class Actions	11	11	11
Health Care Cost Recovery Actions	16	15	15
Lights Class Actions	—	—	1
Individual Lights Cases	3	2	2
Public Civil Actions	3	2	3

Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 442 Smoking and Health, Lights, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Twelve cases have had decisions in favor of plaintiffs. Nine of these cases have subsequently reached final resolution in our favor and three remain on appeal.

The table below lists the verdict and significant post-trial developments in the three pending cases where a verdict was returned in favor of the plaintiff:

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
February 2004	Brazil/The Smoker Health Defense Association	Class Action
The Civil Court of São Paulo found defendants liable without hearing evidence. In April 2004, the court awarded “moral damages” of R$1,000 (approximately $240) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not assess actual damages, which were to be assessed in a second phase of the case. The size of the class was not defined in the ruling.

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
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec, ruled in favor of the Letourneau class on liability and awarded a total of CAD 131 million (approximately $93.7 million) in punitive damages, allocating CAD 46 million (approximately $33 million) to our subsidiary. The trial court ordered defendants to pay the full punitive damage award into a trust within 60 days. The court did not order the payment of compensatory damages.

In June 2015, our subsidiary commenced the appellate process with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make the payment into a trust. In August 2015, plaintiffs filed a motion for security with the Court of Appeal covering both the Letourneau case and the Blais case described below. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling CAD 226 million (approximately $162 million) to cover both the Letourneau and Blais cases. A hearing for the merits appeal is scheduled in November 2016. (See below for further detail.)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
May 27, 2015	Canada/Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais	Class Action
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Blais class on liability and found the class members’ compensatory damages totaled approximately CAD 15.5 billion (approximately $11.1 billion), including pre-judgment interest. The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion including pre-judgment interest (approximately $2.2 billion)). The trial court awarded CAD 90,000 (approximately $64,000) in punitive damages, allocating CAD 30,000 (approximately $21,500) to our subsidiary. The trial court ordered defendants to pay CAD 1 billion (approximately $715 million) of the compensatory damage award, CAD 200 million (approximately $143 million) of which is our subsidiary’s portion, into a trust within 60 days.

In June 2015, our subsidiary commenced the appellate process with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make the payment into a trust. In August 2015, plaintiffs filed a motion for security with the Court of Appeal. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling, together with the Letourneau case, CAD 226 million (approximately $162 million). A hearing for the merits appeal is scheduled in November 2016. (See below for further detail.)

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

As of December 31, 2015, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•
68 cases brought by individual plaintiffs in Argentina (32), Brazil (21), Canada (2), Chile (8), Costa Rica (2), Italy (1), the Philippines (1) and Scotland (1), compared with 63 such cases on December 31, 2014, and 62 cases on December 31, 2013; and

•	11 cases brought on behalf of classes of individual plaintiffs in Brazil (2) and Canada (9), compared with 11 such cases on December 31, 2014 and December 31, 2013.

In the first class action pending in Brazil, The Smoker Health Defense Association (ADESF) v. Souza Cruz, S.A. and Philip Morris Marketing, S.A., Nineteenth Lower Civil Court of the Central Courts of the Judiciary District of São Paulo, Brazil, filed July 25, 1995, our subsidiary and another member of the industry are defendants. The plaintiff, a consumer organization, is seeking damages for all addicted smokers and former smokers, and injunctive relief. In 2004, the trial court found defendants liable without hearing evidence and awarded “moral damages” of R$1,000 (approximately $240) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class was not estimated. Defendants appealed to the São Paulo Court of Appeals, which annulled the ruling in November 2008, finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In May 2011, the trial court dismissed the claim. Plaintiff appealed the decision. In February 2015, the appellate court unanimously dismissed plaintiff's appeal. In September 2015, plaintiff appealed to the Superior Court of Justice. In addition, the defendants filed a constitutional appeal to the Federal Supreme Tribunal on the basis that plaintiff did not have standing to bring the lawsuit. This appeal is still pending.

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

In the first class action pending in Canada, Cecilia Letourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, our subsidiary and other Canadian manufacturers (Imperial Tobacco Canada Ltd. and JTI-MacDonald Corp.) are defendants.  The plaintiff, an individual smoker, sought compensatory and punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005.  Trial began in March 2012 and concluded in December 2014. The trial court issued its judgment on May 27, 2015. The trial court found our subsidiary and two other Canadian manufacturers liable and awarded a total of CAD 131 million (approximately $93.7 million) in punitive damages, allocating CAD 46 million (approximately $33 million) to our subsidiary. The trial court found that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking. The trial court also found that defendants conspired to prevent consumers from learning the dangers of smoking. The trial court further held that these civil faults were a cause of the class members’ addiction. The trial court rejected other grounds of fault advanced by the class, holding that: (i) the evidence was insufficient to show that defendants marketed to youth, (ii) defendants’ advertising did not convey false information about the characteristics of cigarettes, and (iii) defendants did not commit a fault by using the descriptors light or mild for cigarettes with a lower tar delivery. The trial court estimated the size of the addiction class at 918,000 members but declined to award compensatory damages to the addiction class because the evidence did not establish the claims with sufficient accuracy. The trial court ordered defendants to pay the full punitive damage award into a trust within 60 days and found that a claims process to allocate the awarded damages to individual class members would be too expensive and difficult to administer. The trial court ordered a briefing on the proposed process for the distribution of sums remaining from the punitive damage award after payment of attorneys’ fees and legal costs. In June 2015, our subsidiary commenced the appellate process by filing its inscription of appeal of the trial court’s judgment with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust within 60 days notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make the payment into a trust within 60 days. In August 2015, plaintiffs filed a motion with the Court of Appeal seeking security in both the Letourneau case and the Blais case described below. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling CAD 226 million (approximately $162 million), in the form of cash into a court trust or letters of credit, in six equal consecutive quarterly installments of approximately CAD 37.6 million (approximately $27 million) beginning in December 2015 through March 2017. See the Blais description for further detail concerning the security order. The Court of Appeal has scheduled a hearing for the merits appeal in November 2016. Our subsidiary and PMI believe that the findings of liability and damages were incorrect and should ultimately be set aside on any one of many grounds, including the following: (i) holding that defendants violated Quebec law by failing to warn class members of the risks of smoking even after the court found that class members knew, or should have known, of the risks, (ii) finding that plaintiffs were not required to prove that defendants’ alleged misconduct caused injury to each class member in direct contravention of binding precedent, (iii) creating a factual presumption, without any evidence from class members or otherwise, that defendants’ alleged misconduct caused all smoking by all class members, (iv) holding that the addiction class members’ claims for punitive damages were not time-barred even though the case was filed more than three years after a prominent addiction warning appeared on all packages, and (v) awarding punitive damages to punish defendants without proper consideration as to whether punitive damages were necessary to deter future misconduct.

In the second class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, our subsidiary and other Canadian manufacturers (Imperial Tobacco Canada Ltd. and JTI-MacDonald Corp.) are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, sought compensatory and punitive damages for each member of the class who allegedly suffers from certain smoking-related diseases. The class was certified in 2005. Trial began in March 2012 and concluded in December 2014. The trial court issued its judgment on May 27, 2015. The trial court found our subsidiary and two other Canadian manufacturers liable and found that the class members’ compensatory damages totaled approximately CAD 15.5 billion, including pre-judgment interest (approximately $11.1 billion). The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion, including pre-judgment interest (approximately $2.2 billion)). In addition, the trial court awarded CAD 90,000 (approximately $64,000) in punitive damages, allocating CAD 30,000 (approximately $21,500) to our subsidiary and found that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking. The trial court also found that defendants conspired to prevent consumers from learning the dangers of smoking. The trial court further held that these civil faults were a cause of the class members’ diseases. The trial court rejected other grounds of fault advanced by the class, holding that: (i) the evidence was insufficient to show that defendants marketed to youth, (ii) defendants’ advertising did not convey false information about the characteristics of cigarettes, and (iii) defendants did not commit a fault by using the descriptors light or mild for cigarettes with a lower tar delivery. The trial court estimated the disease class at 99,957 members. The trial court ordered defendants to pay CAD 1 billion (approximately $715 million) of the compensatory damage award into a trust within 60 days, CAD 200 million (approximately $143 million) of which is our subsidiary’s portion and ordered briefing on a proposed claims process for the distribution of damages to individual class members and for payment of attorneys’ fees and legal costs. In June 2015, our subsidiary commenced the appellate process by filing its inscription of appeal of the trial court’s judgment with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust within 60 days notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make an initial payment within 60 days. In August 2015, plaintiffs filed a motion with the Court of Appeal seeking an order that defendants place irrevocable letters of credit totaling CAD 5 billion (approximately $3.6 billion) into trust, to secure the judgments in both the Letourneau and Blais cases. Plaintiffs subsequently withdrew their motion for security against JTI-MacDonald Corp. and proceeded only against our subsidiary and Imperial Tobacco Canada Ltd. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling CAD 226 million (approximately $162 million) to cover both the Letourneau and Blais cases. Such security may take the form of cash into a court trust or letters of credit, in six equal consecutive quarterly installments of approximately CAD 37.6 million (approximately $27 million) beginning in December 2015 through March 2017. The Court of Appeal ordered Imperial Tobacco Canada Ltd. to furnish security totaling CAD 758 million (approximately $542 million) in seven equal consecutive quarterly installments of approximately CAD 108 million (approximately $77 million) beginning in December 2015 through June 2017. In December 2015, our subsidiary made its first quarterly installment of security for approximately CAD 37.6 million (approximately $27 million) into a court trust. This payment is included in other assets on the consolidated balance sheets and in cash used in operating activities in the consolidated statements of cash flows. The Court of Appeal ordered that the security is payable upon a final judgment of the Court of Appeal affirming the trial court’s judgment or upon further order of the Court of Appeal. The Court of Appeal has scheduled a hearing for the merits appeal in November 2016. Our subsidiary and PMI believe that the findings of liability and damages were incorrect and should ultimately be set aside on any one of many grounds, including the following: (i) holding that defendants violated Quebec law by failing to warn class members of the risks of smoking even after the court found that class members knew, or should have known, of the risks, (ii) finding that plaintiffs were not required to prove that defendants’ alleged misconduct caused injury to each class member in direct contravention of binding precedent, (iii) creating a factual presumption, without any evidence from class members or otherwise, that defendants’ alleged misconduct caused all smoking by all class members, (iv) relying on epidemiological evidence that did not meet recognized scientific standards, and (v) awarding punitive damages to punish defendants without proper consideration as to whether punitive damages were necessary to deter future misconduct.

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

As of December 31, 2015, there were 16 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Canada (10), Korea (1) and Nigeria (5), compared with 15 such cases on December 31, 2014 and December 31, 2013.

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

In the third health care cost recovery case filed in Canada, Her Majesty the Queen in Right of Ontario v. Rothmans Inc., et al., Ontario Superior Court of Justice, Toronto, Canada, filed September 29, 2009, we, our subsidiaries, our indemnitees (PM USA and Altria), and other members of the industry are defendants. The claim was filed by the government of the province of Ontario based on legislation enacted in the province. This legislation is similar to the laws introduced in British Columbia and New Brunswick that authorize the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” Defendants are scheduled to file their defenses in April 2016.

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

In the sixth health care cost recovery case filed in Canada, Her Majesty in Right of Alberta v. Altria Group, Inc., et al., Supreme Court of Queen's Bench Alberta, Canada, filed June 8, 2012, we, our subsidiaries, our indemnitees (PM USA and Altria), and other members of the industry are defendants. The claim was filed by the government of the province of Alberta based on legislation enacted in the province that is similar to the laws enacted in several other Canadian provinces. The legislation authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” Defendants are scheduled to file their defenses in March 2016.

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

Lights Cases: These cases, brought by individual plaintiffs, allege that the use of the term “lights” constitutes fraudulent and misleading conduct. Plaintiffs' allegations of liability in these cases are based on various theories of recovery including misrepresentation, deception, and breach of consumer protection laws. Plaintiffs seek various forms of relief including restitution, injunctive relief, and compensatory and other damages. Defenses raised include lack of causation, lack of reliance, assumption of the risk, and statute of limitations.

As of December 31, 2015, there were 3 lights cases brought by individual plaintiffs pending against our subsidiaries or indemnitees in Chile (2) and Italy (1), compared with 2 such cases on December 31, 2014, and 2 such cases on December 31, 2013.

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

As of December 31, 2015, there were 3 public civil actions pending against our subsidiaries in Argentina (1), Romania (1) and Venezuela (1), compared with 2 such cases on December 31, 2014, and 3 such cases on December 31, 2013.

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

In a newly filed action in Romania, Foundation for the Defense of Citizens against Abuses of the State (FACIAS) v. the State of Romania, Philip Morris România (PMR) and Philip Morris Trading SLR (PMTR), et al., Administrative and Fiscal Litigation Section of the Bucharest Tribunal, filed November 20, 2015, our subsidiaries, several other members of the industry, and the State of Romania through various of its institutions are defendants.  The plaintiff, a non-governmental organization, asks the court to compel the government to enact legislation as directed by the 2014 EU Tobacco Product Directive and to establish a fund for the treatment of smoking-related diseases and promotion of tobacco control efforts.  The plaintiff also seeks an order directing that 1% of the excise taxes collected from tobacco manufacturers, “as well as an amount representing 1% of the turnover” of tobacco manufacturers and distributors, be used to finance the fund.  It is unclear whether the “1% of turnover” is sought from the tobacco company defendants or the government. Our subsidiaries answered the complaint in December 2015.

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

Other Litigation

The Department of Special Investigations of the government of Thailand has been conducting an investigation into alleged underpayment by our subsidiary, Philip Morris (Thailand) Limited ("PM Thailand"), of customs duties and excise taxes relating to imports from the Philippines covering the period 2003-2007. On January 18, 2016, the Public Prosecutor filed charges against our subsidiary and seven former and current employees in the Bangkok Criminal Court alleging that PM Thailand and the individual defendants jointly and with the intention to defraud the Thai government, under declared import prices of cigarettes to avoid full payment of taxes and duties in connection with 272 import entries of cigarettes from the Philippines during the period of July 2003 to June 2006. The government is seeking a fine of approximately THB80.8 billion (approximately $2.2 billion). The first hearing, which will focus on preliminary procedural matters, is scheduled for April 2016. PM Thailand contends that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies.

We are also involved in additional litigation arising in the ordinary course of our business. While the outcomes of these proceedings are uncertain, management does not expect that the ultimate outcomes of other litigation, including any reasonably possible losses in excess of current accruals, will have a material adverse effect on our consolidated results of operations, cash flows or financial position.

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

The effects of these derivative financial instrument assets and liabilities on PMI's consolidated balance sheets were as follows:

(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Received/Pledged
						Net Amount

At December 31, 2015
Assets
Foreign exchange contracts	$574	$—	$574	$(131)	$(432)	$11
Liabilities
Foreign exchange contracts	$172	$—	$172	$(131)	$(30)	$11
At December 31, 2014
Assets
Foreign exchange contracts	$406	$—	$406	$(77)	$(306)	$23
Liabilities
Foreign exchange contracts	$151	$—	$151	$(77)	$(63)	$11

Note 23.

Sale of Accounts Receivable:

To mitigate credit risk and enhance cash and liquidity management PMI sells trade receivables to unaffiliated financial institutions. These arrangements allow PMI to sell, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold are generally short-term in nature and are removed from the consolidated balance sheets. PMI sells trade receivables under two types of arrangements, servicing and non-servicing. For servicing arrangements, PMI continues to service the sold trade receivables on an administrative basis and does not act on behalf of the unaffiliated financial institutions. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material for the years ended December 31, 2015 and 2014. Under the non-servicing arrangements, PMI does not provide any administrative support or servicing after the trade receivables have been sold to the unaffiliated financial institutions.
Cumulative trade receivables sold for the years ended December 31, 2015 and 2014, were $3,299 million and $1,569 million, respectively. PMI’s operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of December 31, 2015, 2014 and 2013, were $888 million, $120 million and $146 million, respectively. The net proceeds received are included in cash provided by operating activities in the consolidated statements of cash flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of trade receivables within marketing, administration and research costs in the consolidated statements of earnings. For the years ended December 31, 2015, 2014 and 2013 the loss on sale of trade receivables was immaterial.

Note 24.

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

The movement in redeemable noncontrolling interest during the year ended December 31, 2013, was as follows:

(in millions)
Redeemable noncontrolling interest at January 1, 2013	$1,301
Share of net earnings	99
Dividend payments	(94)
Currency translation losses	(33)
Net loss and prior service cost	2
Termination of rights agreement	(1,275)
Redeemable noncontrolling interest at December 31, 2013	$—

Note 25.

New Accounting Standards:

On January 5, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 will require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Additionally, ASU 2016-01 also changes certain disclosure requirements and other aspects of current U.S. GAAP. ASU 2016-01 is effective for interim and annual reporting periods beginning on or after January 1, 2018. PMI is currently assessing the impact that the adoption of ASU 2016-01 will have on its financial position or results of operations.

On November 20, 2015, the FASB issued Accounting Standard Update ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for interim and annual reporting periods beginning on or after January 1, 2017. Early adoption is permitted; however, as of December 31, 2015, PMI has not elected to early adopt ASU 2015-17. Entities can apply the final standard either prospectively, for all deferred tax assets and liabilities, or retrospectively with disclosures providing qualitative information about the effects of the accounting change on prior periods. The adoption of ASU 2015-17 will not have a material impact on PMI’s consolidated results of operations, financial position or cash flows.

On May 28, 2014, the FASB issued Accounting Standards Update ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 contains principles that an entity will need to apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.
Entities can apply the final standard using one of the following two methods:

1.	retrospectively to each prior period presented; or

2.
retrospectively, with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application, with additional disclosures in reporting periods that include the date of initial application.

ASU 2014-09 is effective for interim and annual reporting periods beginning on or after January 1, 2017. In July 2015, the FASB approved a proposal which allows for a deferral of the implementation until January 1, 2018, and permits early application, but not before the original effective date of January 1, 2017. PMI is currently assessing the impact that the adoption of ASU 2014-09 will have on its financial position or results of operations.

Note 26.

Quarterly Financial Data (Unaudited):

	2015 Quarters
(in millions, except per share data)	1st	2nd	3rd	4th
Net revenues	$17,352	$18,763	$19,422	$18,371
Gross profit	$4,387	$4,481	$4,544	$4,017
Net earnings attributable to PMI	$1,795	$1,887	$1,942	$1,249
Per share data:
Basic EPS	$1.16	$1.21	$1.25	$0.80
Diluted EPS	$1.16	$1.21	$1.25	$0.80
Dividends declared	$1.00	$1.00	$1.02	$1.02
Market price:
— High	$85.29	$86.91	$86.51	$90.27
— Low	$75.30	$75.27	$76.54	$78.41

	2014 Quarters
(in millions, except per share data)	1st	2nd	3rd	4th
Net revenues	$17,779	$21,051	$21,335	$19,941
Gross profit	$4,543	$5,101	$5,122	$4,565
Net earnings attributable to PMI	$1,875	$1,851	$2,155	$1,612
Per share data:
Basic EPS	$1.18	$1.17	$1.38	$1.03
Diluted EPS	$1.18	$1.17	$1.38	$1.03
Dividends declared	$0.94	$0.94	$1.00	$1.00
Market price:
— High	$87.20	$91.63	$86.85	$90.25
— Low	$75.28	$81.70	$81.19	$81.16

Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

During 2015 and 2014, PMI recorded the following pre-tax charges in earnings:

	2015 Quarters
(in millions)	1st	2nd	3rd	4th
Asset impairment and exit costs	$—	$—	$—	$68

	2014 Quarters
(in millions)	1st	2nd	3rd	4th
Asset impairment and exit costs	$23	$489	$(9)	$32

See Note 5. Asset Impairment and Exit Costs for additional information on these pre-tax charges.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Philip Morris International Inc. and Subsidiaries:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, comprehensive earnings, stockholders’ (deficit) equity, and cash flows, present fairly, in all material respects, the financial position of Philip Morris International Inc. and its subsidiaries (“PMI”) at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, PMI maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PMI’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on PMI’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
PricewaterhouseCoopers SA

/S/ BARRY J. MISTHAL	/S/ DR. MICHAEL ABRESCH
Barry J. Misthal	Dr. Michael Abresch

Lausanne, Switzerland
February 4, 2016

Report of Management on Internal Control Over Financial Reporting
Management of Philip Morris International Inc. (“PMI”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. PMI’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those written policies and procedures that:

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
Management assessed the effectiveness of PMI’s internal control over financial reporting as of December 31, 2015. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of PMI’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on this assessment, management determined that, as of December 31, 2015, PMI maintained effective internal control over financial reporting.
PricewaterhouseCoopers SA, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of PMI included in this report, has audited the effectiveness of PMI’s internal control over financial reporting as of December 31, 2015, as stated in their report herein.
February 4, 2016

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

None
PART III

Except for the information relating to the executive officers set forth in Item 10 and the information relating to equity compensation plans set forth in Item 12, the information called for by Items 10-14 is hereby incorporated by reference to PMI’s definitive proxy statement for use in connection with its annual meeting of stockholders to be held on May 4, 2016, that will be filed with the SEC on or about March 24, 2016 (the “proxy statement”), and, except as indicated therein, made a part hereof.

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers as of February 17, 2016:

Name	Office	Age
André Calantzopoulos	Chief Executive Officer	58
Drago Azinovic	President, Eastern Europe, Middle East & Africa Region & PMI Duty Free	53
Werner Barth	Senior Vice President, Marketing & Sales	51
Patrick Brunel	Senior Vice President and Chief Information Officer	50
Frederic de Wilde	President, European Union Region	48
Marc S. Firestone	Senior Vice President and General Counsel	56
Martin King	President, Asia Region	51
Andreas Kurali	Vice President and Controller	50
Peter J. Luongo	Vice President, Treasury and Planning	37
Marco Mariotti	Senior Vice President, Corporate Affairs	51
Antonio Marques	Senior Vice President, Operations	60
James R. Mortensen	Senior Vice President, Human Resources	58
Jacek Olczak	Chief Financial Officer	51
Jeanne Pollès	President, Latin America & Canada Region	51
Jerry E. Whitson	Deputy General Counsel and Corporate Secretary	60
Miroslaw Zielinski	President, Reduced-Risk Products	54

All of the above-mentioned officers, except for Messrs. Firestone and Luongo, have been employed by us in various capacities during the past five years.

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

Also refer to Board Operations and Governance - Committees of the Board, Election of Directors - Process for Nominating Directors and Election of Directors - Director Nominees.

Item 11.	Executive Compensation.

Refer to Compensation Discussion and Analysis and Compensation of Directors sections of the proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The number of shares to be issued upon exercise or vesting and the number of shares remaining available for future issuance under PMI’s equity compensation plans at December 31, 2015, were as follows:

	Number of Shares to be Issued upon Exercise of Outstanding Options and Vesting of Deferred Stock (a)		Weighted Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	5,702,000	(1)	$—	23,940,862

(1) Represents shares of deferred stock.

Refer to Ownership of Equity Securities section of the proxy statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Refer to Related Person Transactions and Code of Conduct and Independence of Nominees sections of the proxy statement.

Item 14.	Principal Accounting Fees and Services.

Refer to Audit Committee Matters section of the proxy statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Index to Consolidated Financial Statements and Schedules

Page
Consolidated Balance Sheets at December 31, 2015 and 2014	81 - 82
Consolidated Statements of Earnings for the years ended December 31, 2015, 2014 and 2013	83
Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2015, 2014 and 2013	84
Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended December 31, 2015, 2014 and 2013	85
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	86 - 87
Notes to Consolidated Financial Statements	88 - 132
Report of Independent Registered Public Accounting Firm	133
Report of Management on Internal Control Over Financial Reporting	134

Schedules have been omitted either because such schedules are not required or are not applicable.

(b) The following exhibits are filed as part of this Report:

2.1	—
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
Trust Deed relating to Euro Medium Term Note Programme, dated March 13, 2009, between Philip Morris International Inc., as issuer, and HSBC Corporate Trustee Company (UK) Limited, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed March 19, 2009).

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
Credit Agreement relating to a US$3,500,000,000 Revolving Credit Facility (including a US$800,000,000 swingline option) dated as of October 25, 2011, among Philip Morris International Inc. and the Initial Lenders named therein and Citibank International plc, as Facility Agent, and Citibank, N.A., as Swingline Agent, and Citigroup Global Markets Limited, Barclays Capital, BNP Paribas, Credit Suisse AG, Cayman Islands Branch, Deutsche Bank Securities Inc., Goldman Sachs International, HSBC Bank PLC, J.P. Morgan Limited, RBS Securities Inc. and Société Générale as Mandated Lead Arrangers and Bookrunners (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 26, 2011).

10.5	__
Credit Agreement, dated as of February 12, 2013, among Philip Morris International Inc., the lenders named therein and Citibank Europe PLC, UK Branch (formerly, The Royal Bank of Scotland plc), as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 15, 2013).

10.6	__
Extension Agreement, effective as of February 10, 2015, to Credit Agreement dated as of February 12, 2013, among Philip Morris International Inc., the lenders named therein and Citibank Europe PLC, UK Branch (formerly, The Royal Bank of Scotland plc), as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 29, 2015).

10.7	__
Credit Agreement, dated as of February 28, 2014, among Philip Morris International Inc., the lenders named therein, J.P. Morgan Europe Limited, as Facility Agent, and JPMorgan Chase Bank, N.A., as Swingline Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 3, 2014).

10.8	__
Extension Agreement, effective as of February 28, 2015, to the Credit Agreement, dated as of February 28, 2014, among Philip Morris International Inc., the lenders named therein, J.P. Morgan Europe Limited, as Facility Agent, and JPMorgan Chase Bank, N.A. as Swingline Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed January 29, 2015).

10.9	__
Extension Agreement, dated as of January 31, 2014, to Credit Agreement, dated as of February 12, 2013, among Philip Morris International Inc., the lenders party thereto and Citibank Europe PLC, UK Branch (formerly, The Royal Bank of Scotland plc), as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.10	__
Amendment No. 1, dated as of August 31, 2012, to the Credit Agreement, dated as of October 25, 2011, among Philip Morris International Inc., the lenders named therein and Citibank International plc, as Facility Agent (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.11	—
Credit Agreement, dated as of October 1, 2015, among Philip Morris International Inc., the lenders named therein, Citibank Europe PLC, UK Branch (formerly, Citibank International Limited), as Facility Agent, and Citibank, N.A., as Swingline Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 5, 2015).

10.12	—
Anti-Contraband and Anti-Counterfeit Agreement and General Release, dated as of July 9, 2004, and Appendices (Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form 10 filed February 7, 2008).

10.13	—
Modification Agreement, dated as of October 14, 2014, to the Anti-Contraband and Anti-Counterfeit Agreement and General Release, dated as of July 9, 2004 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.14	—	Philip Morris International Inc. Automobile Policy (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form 10 filed February 7, 2008).*

10.15	—
Philip Morris International Benefit Equalization Plan, as amended and in effect on August 6, 2012 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).*

10.16	—	Philip Morris International Inc. 2012 Performance Incentive Plan, effective May 9, 2012 (incorporated by reference to Exhibit A to the Definitive Proxy Statement filed on March 30, 2012).*
10.17	—	Pension Fund of Philip Morris in Switzerland (IC) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).*
10.18	—	Summary of Supplemental Pension Plan of Philip Morris in Switzerland (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).*
10.19	—
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
Supplemental Letter to the Employment Agreement with André Calantzopoulos (as amended). The Employment Agreement was previously filed as Exhibit 10.22 to the Registration Statement on Form 10 filed February 7, 2008 and is incorporated by reference to this Exhibit 10.23. The Amendment to the Employment Agreement was previously filed as Exhibit 10.1 to the Current Report on Form 8-K/A filed June 13, 2013, and is incorporated by reference to this Exhibit 10.23.*

10.24	—
Amendment to Employment Agreement with Marc S. Firestone (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2013). The Employment Agreement was previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and is incorporated by reference to this Exhibit 10.24.*

10.25	—
Amendment to Employment Agreement with Matteo Pellegrini (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 2013). The Employment Agreement was previously filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and is incorporated by reference to this Exhibit 10.25.*

10.26	—	Agreement with Louis C. Camilleri (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form 10 filed February 7, 2008).*
10.27	—
Amendment to Employment Agreement with Martin King (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015). The Employment Agreement was previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, and is incorporated by reference to this Exhibit 10.27.*

10.28	—
Supplemental Letter to the Employment Agreement (as amended) with Miroslaw Zielinski (incorporated by reference to Exhibit 10.31 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015). The Employment Agreement was previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and is incorporated by reference to this Exhibit 10.28. The Amendment to the Employment Agreement was previously filed as Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2013, and is incorporated by reference to this Exhibit 10.28.*

10.29	—	Early Retirement and Release Agreement with Matteo Pellegrini (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 27, 2015).*
10.30	—
Time Sharing Agreement between PMI Global Services Inc. and Louis C. Camilleri dated August 18, 2010 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 19, 2010).*

10.31	—
Amendment No. 1 to the Time Sharing Agreement between PMI Global Services Inc. and Louis C. Camilleri, dated August 22, 2012 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).*

10.32	—
Amendment No. 2 to the Time Sharing Agreement between PMI Global Services Inc. and Louis C. Camilleri, dated October 23, 2012 (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2012).*

10.33	—
Amendment No. 3 to the Time Sharing Agreement between PMI Global Services Inc. and Louis C. Camilleri, dated December 31, 2014 (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K for the year ended December 31, 2014).*

10.34	—
Time Sharing Agreement between PMI Global Services Inc. and André Calantzopoulos, dated May 8, 2013 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.35	—
Amendment No. 1 to the Time Sharing Agreement between PMI Global Services Inc. and André Calantzopoulos, dated December 23, 2014 (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K for the year ended December 31, 2014).*

10.36	—
Amendment to the Employment Agreement with Jacek Olczak (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the year ended December 31, 2013). The Employment Agreement was previously filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and is incorporated by reference to this Exhibit 10.36.*

10.37	—	Amended and Restated Supplemental Management Employees’ Retirement Plan (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2008).*
10.38	—	Supplemental Equalization Plan, amended and restated as of June 29, 2015 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).*
10.39	—
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

10.45	—	Form of Deferred Stock Agreement (2012 Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 13, 2012).*
10.46	—	Form of Deferred Stock Agreement (2013 Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 12, 2013).*
10.47	—	Form of Deferred Stock Agreement (2014 Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 7, 2014).*
10.48	—	Form of Deferred Stock Agreement (2015 Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 10, 2015).*
10.49	—	Philip Morris International Inc. Tax Return Preparation Services Policy (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K for the year ended December 31, 2014).*
10.50	—	Form of Restricted Stock Unit Agreement (2016 Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 9, 2016).*
10.51	—	Form of Performance Share Unit Agreement (2016 Grants) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 9, 2016).*
10.52	—
Amendment No. 1, dated as of July 20, 2015, to the Credit Agreement, dated as of February 12, 2013, among Philip Morris International Inc., the lenders named therein, The Royal Bank of Scotland plc, as resigning administrative agent, and Citibank Europe PLC, UK Branch (formerly, Citibank International Limited), as successor administrative agent.

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

Date: February 17, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ ANDRÉ CALANTZOPOULOS	Chief Executive Officer	February 17, 2016
(André Calantzopoulos)
/s/ JACEK OLCZAK	Chief Financial Officer	February 17, 2016
(Jacek Olczak)
/s/ ANDREAS KURALI	Vice President and Controller	February 17, 2016
(Andreas Kurali)
*HAROLD BROWN, LOUIS C. CAMILLERI, WERNER GEISSLER, JENNIFER LI, JUN MAKIHARA, SERGIO MARCHIONNE, KALPANA MORPARIA, LUCIO A. NOTO, FREDERIK PAULSEN, ROBERT B. POLET, STEPHEN M. WOLF	Directors

*By:	/s/ ANDRÉ CALANTZOPOULOS	February 17, 2016
(André Calantzopoulos Attorney-in-fact)