Form 10-Q
period 2016-03-31
Philip Morris International Inc.
filed 2016-04-26
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At April 22, 2016, there were 1,551,264,326 shares outstanding of the registrant’s common stock, no par value per share.

PHILIP MORRIS INTERNATIONAL INC.

In this report, “PMI,” “we,” “us” and “our” refer to Philip Morris International Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$2,944	$3,417
Receivables (less allowances of $58 in 2016 and $58 in 2015)	2,989	2,778
Inventories:
Leaf tobacco	3,034	2,640
Other raw materials	1,615	1,613
Finished product	4,050	4,220
	8,699	8,473
Deferred income taxes	485	488
Other current assets	811	648
Total current assets	15,928	15,804
Property, plant and equipment, at cost	12,202	11,767
Less: accumulated depreciation	6,337	6,046
	5,865	5,721
Goodwill (Note 5)	7,683	7,415
Other intangible assets, net (Note 5)	2,664	2,623
Investments in unconsolidated subsidiaries (Note 15)	942	890
Other assets	1,539	1,503
TOTAL ASSETS	$34,621	$33,956

See notes to condensed consolidated financial statements.
Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share data)
(Unaudited)

	March 31, 2016	December 31, 2015
LIABILITIES
Short-term borrowings (Note 11)	$673	$825
Current portion of long-term debt (Note 11)	2,437	2,405
Accounts payable	1,496	1,289
Accrued liabilities:
Marketing and selling	536	640
Taxes, except income taxes	4,569	5,121
Employment costs	735	903
Dividends payable	1,591	1,589
Other	1,387	1,438
Income taxes	576	970
Deferred income taxes	91	206
Total current liabilities	14,091	15,386
Long-term debt (Note 11)	26,683	25,250
Deferred income taxes	1,378	1,543
Employment costs	2,602	2,566
Other liabilities	761	687
Total liabilities	45,515	45,432
Contingencies (Note 9)
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2016 and 2015)	—	—
Additional paid-in capital	1,874	1,929
Earnings reinvested in the business	29,785	29,842
Accumulated other comprehensive losses	(8,914)	(9,402)
	22,745	22,369
Less: cost of repurchased stock (558,058,798 and 559,972,262 shares in 2016 and 2015, respectively)	35,498	35,613
Total PMI stockholders’ deficit	(12,753)	(13,244)
Noncontrolling interests	1,859	1,768
Total stockholders’ deficit	(10,894)	(11,476)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$34,621	$33,956

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Net revenues	$16,788	$17,352
Cost of sales	2,096	2,229
Excise taxes on products	10,705	10,736
Gross profit	3,987	4,387
Marketing, administration and research costs	1,496	1,494
Amortization of intangibles	18	22
Operating income	2,473	2,871
Interest expense, net	247	275
Earnings before income taxes	2,226	2,596
Provision for income taxes	630	785
Equity (income)/loss in unconsolidated subsidiaries, net	(9)	(23)
Net earnings	1,605	1,834
Net earnings attributable to noncontrolling interests	75	39
Net earnings attributable to PMI	$1,530	$1,795
Per share data (Note 7):
Basic earnings per share	$0.98	$1.16
Diluted earnings per share	$0.98	$1.16
Dividends declared	$1.02	$1.00

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Net earnings	$1,605	$1,834
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $162 in 2016 and ($434) in 2015	538	(1,343)
Change in net loss and prior service cost:
Net losses and prior service costs, net of income taxes of $3 in 2016 and $- in 2015	(10)	—
Amortization of net losses, prior service costs and net transition costs, net of income taxes of ($8) in 2016 and ($12) in 2015	55	56
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $17 in 2016 and ($2) in 2015	(62)	25
(Gains) losses transferred to earnings, net of income taxes of ($1) in 2016 and $3 in 2015	(7)	(27)
Total other comprehensive earnings (losses)	514	(1,289)
Total comprehensive earnings	2,119	545
Less comprehensive earnings attributable to:
Noncontrolling interests	101	14
Comprehensive earnings attributable to PMI	$2,018	$531

See notes to condensed consolidated financial statements

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Three Months Ended March 31, 2016 and 2015
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, January 1, 2015	$—	$710	$29,249	$(6,826)	$(35,762)	$1,426	$(11,203)
Net earnings			1,795			39	1,834
Other comprehensive earnings (losses), net of income taxes				(1,264)		(25)	(1,289)
Issuance of stock awards		(97)			134		37
Dividends declared ($1.00 per share)			(1,555)				(1,555)
Payments to noncontrolling interests						(70)	(70)
Balances, March 31, 2015	$—	$613	$29,489	$(8,090)	$(35,628)	$1,370	$(12,246)
Balances, January 1, 2016	$—	$1,929	$29,842	$(9,402)	$(35,613)	$1,768	$(11,476)
Net earnings			1,530			75	1,605
Other comprehensive earnings (losses), net of income taxes				488		26	514
Issuance of stock awards		(56)			115		59
Dividends declared ($1.02 per share)			(1,587)				(1,587)
Payments to noncontrolling interests						(12)	(12)
Other		1				2	3
Balances, March 31, 2016	$—	$1,874	$29,785	$(8,914)	$(35,498)	$1,859	$(10,894)

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$1,605	$1,834

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	175	192
Deferred income tax provision	10	132
Asset impairment and exit costs, net of cash paid	(14)	(160)
Cash effects of changes:
Receivables, net	(175)	54
Inventories	49	393
Accounts payable	223	44
Income taxes	(485)	(535)
Accrued liabilities and other current assets	(922)	(2,327)
Pension plan contributions	(52)	(9)
Other	48	7
Net cash provided by (used in) operating activities	462	(375)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(226)	(203)
Investments in unconsolidated subsidiaries	(7)	(8)
Other	(186)	279
Net cash provided by (used in) investing activities	(419)	68

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Short-term borrowing activity by original maturity:
Net (repayments) issuances - maturities of 90 days or less	$(136)	$2,237
Issuances - maturities longer than 90 days	—	13
Long-term debt proceeds	1,978	302
Long-term debt repaid	(827)	(399)
Repurchases of common stock	—	(48)
Dividends paid	(1,585)	(1,555)
Sale (purchase) of subsidiary shares to (from) noncontrolling interests	6	—
Other	(29)	(25)
Net cash provided by (used in) financing activities	(593)	525
Effect of exchange rate changes on cash and cash equivalents	77	(376)

Cash and cash equivalents:
Decrease	(473)	(158)
Balance at beginning of period	3,417	1,682
Balance at end of period	$2,944	$1,524

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
Certain prior years' amounts have been reclassified to conform with the current year's presentation, as reflected in Note 8. Segment Reporting. The changes did not have an impact on PMI's consolidated financial position, results of operations or cash flows in any of the periods presented.
These statements should be read in conjunction with the audited consolidated financial statements and related notes, which appear in PMI’s Annual Report on Form 10-K for the year ended December 31, 2015.

Note 2. Asset Impairment and Exit Costs:
During the three months ended March 31, 2016 and 2015, PMI did not incur asset impairment and exit costs.

Movement in Exit Cost Liabilities
The movement in exit cost liabilities for the three months ended March 31, 2016 was as follows:

(in millions)
Liability balance, January 1, 2016	$54
Charges, net	—
Cash spent	(14)
Currency/other	2
Liability balance, March 31, 2016	$42
Cash payments related to exit costs at PMI were $14 million and $160 million for the three months ended March 31, 2016 and 2015, respectively. Future cash payments for exit costs incurred to date are expected to be approximately $42 million, and will be substantially paid by the end of 2017.

Note 3. Stock Plans:

In May 2012, PMI’s shareholders approved the Philip Morris International Inc. 2012 Performance Incentive Plan (the “2012 Plan”). Under the 2012 Plan, PMI may grant to eligible employees restricted stock, restricted stock units and deferred stock units (collectively referred to as restricted share units), performance-based cash incentive awards and performance-based equity awards. Up to 30 million shares of PMI’s common stock may be issued under the 2012 Plan. At March 31, 2016, shares available for grant under the 2012 Plan were 21,608,980.

In 2008, PMI adopted the Philip Morris International Inc. 2008 Stock Compensation Plan for Non-Employee Directors (the “Non-Employee Directors Plan”). A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

shares of PMI common stock may be awarded under the Non-Employee Directors Plan. At March 31, 2016, shares available for grant under the plan were 691,432.

Restricted share unit (RSU) awards

During the three months ended March 31, 2016, PMI granted 1.2 million shares of RSU awards to eligible employees at a weighted-average grant date fair value of $89.02 per share. During the three months ended March 31, 2015, PMI granted 1.5 million shares of RSU awards to eligible employees at a grant date fair value of $82.28 per share. PMI recorded compensation expense related to RSU awards of $41 million and $58 million during the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, PMI had $198 million of total unrecognized compensation cost related to non-vested RSU awards. The cost is recognized over the original restriction period of the awards, which is typically three or more years after the date of the award, subject to earlier vesting on death, disability or normal retirement, or separation from employment by mutual agreement after reaching age 58.

During the three months ended March 31, 2016, 2.1 million shares of PMI RSU awards vested. The grant date fair value of all the vested shares was approximately $190 million. The total fair value of RSU awards that vested during the three months ended March 31, 2016 was approximately $196 million.

Performance share unit (PSU) awards

During the three months ended March 31, 2016, PMI granted PSU awards to certain executives. The PSU awards require the achievement of certain performance factors, which are predetermined at the time of grant, over a three-year performance cycle. PMI’s performance metrics consist of PMI’s Total Shareholder Return (TSR) relative to a predetermined peer group, PMI’s currency neutral compound annual adjusted operating companies income growth rate, excluding acquisitions, and PMI’s performance against specific measures of PMI’s innovation. The aggregate of the weighted performance factors for the three metrics determines the percentage of PSUs that will vest at the end of the three-year performance cycle. Each vested PSU entitles the participant to one share of common stock. An aggregate weighted PSU performance factor of 100 will result in the targeted number of PSUs being vested. The minimum percentage of PSUs that can vest is zero, with a maximum percentage of 200. Participants are entitled to dividend equivalents for any vested PSUs, at the end of the performance cycle.

During the three months ended March 31, 2016, PMI granted 0.4 million shares of PSU awards to eligible employees. The grant date fair value of the PSU market based awards subject to the TSR performance factor is $104.60 per share, which was determined by using the Monte Carlo simulation model. The grant date fair value of the PSU awards subject to the other performance factors is $89.02 per share, which was determined by using the average of the high and low market price of PMI’s stock at the date of grant. PMI recorded compensation expense related to PSU awards of $12 million during the three months ended March 31, 2016. As of March 31, 2016, PMI had $29 million of total unrecognized compensation cost related to non-vested PSU awards. The cost is recognized over the original restriction period of the awards, which is typically three years after the date of the award, or upon death, disability or reaching the age of 58.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Pension Plans
Components of Net Periodic Benefit Cost
Net periodic pension cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
(in millions)	2016	2015	2016	2015
Service cost	$1	$1	$50	$51
Interest cost	4	5	31	36
Expected return on plan assets	(3)	(4)	(81)	(83)
Amortization:
Net loss	1	3	44	46
Prior service cost	1	—	1	1
Net periodic pension cost	$4	$5	$45	$51

Employer Contributions
PMI makes, and plans to make, contributions, to the extent that they are tax deductible and to meet specific funding requirements of its funded U.S. and non-U.S. plans. Employer contributions of $52 million were made to the pension plans during the three months ended March 31, 2016. Currently, PMI anticipates making additional contributions during the remainder of 2016 of approximately $59 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Note 5. Goodwill and Other Intangible Assets, net:
Goodwill and other intangible assets, net, by segment were as follows:

	Goodwill		Other Intangible Assets, net
(in millions)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
European Union	$1,349	$1,310	$514	$516
Eastern Europe, Middle East & Africa	381	374	202	201
Asia	3,705	3,581	1,118	1,087
Latin America & Canada	2,248	2,150	830	819
Total	$7,683	$7,415	$2,664	$2,623
Goodwill primarily reflects PMI’s acquisitions in Canada, Colombia, Greece, Indonesia, Mexico, Pakistan and Serbia, as well as the business combination in the Philippines. The movements in goodwill from December 31, 2015, were as follows:

(in millions)	European Union	Eastern Europe, Middle East & Africa	Asia	Latin America & Canada	Total
Balances, December 31, 2015	$1,310	$374	$3,581	$2,150	$7,415
Changes due to:
Currency	39	7	124	98	268
Balances, March 31, 2016	$1,349	$381	$3,705	$2,248	$7,683

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Additional details of other intangible assets were as follows:

	March 31, 2016		December 31, 2015
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$1,559		$1,527
Amortizable intangible assets	1,650	$545	1,609	$513
Total other intangible assets	$3,209	$545	$3,136	$513

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia in 2005 and Mexico in 2007. Amortizable intangible assets primarily consist of certain trademarks and distribution networks associated with business combinations. The gross carrying amount, the range of useful lives as well as the weighted-average remaining useful life of amortizable intangible assets at March 31, 2016, were as follows:

(dollars in millions)	Gross Carrying Amount	Initial Estimated Useful Lives	Weighted-Average Remaining Useful Life
Trademarks	$1,409	2 - 40 years	21 years
Distribution networks	153	5 - 30 years	11 years
Other (including farmer contracts and intellectual property rights)	88	4 - 17 years	10 years
	$1,650

Pre-tax amortization expense for intangible assets during the three months ended March 31, 2016 and 2015 was $18 million and $22 million, respectively. Amortization expense for each of the next five years is estimated to be $73 million or less, assuming no additional transactions occur that require the amortization of intangible assets.
The increase in the gross carrying amount of other intangible assets from December 31, 2015, was due to currency movements.
During the first quarter of 2016, PMI completed its annual review of goodwill for potential impairment using the market valuation approach. No impairment charge was required as a result of this review.

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
PMI uses deliverable and non-deliverable forward foreign exchange contracts, foreign currency swaps and foreign currency options, collectively referred to as foreign exchange contracts ("foreign exchange contracts"), and interest rate contracts to mitigate its exposure to changes in exchange and interest rates from third-party and intercompany actual and forecasted transactions. The primary currencies to which PMI is exposed include the Australian dollar, Euro, Indonesian rupiah, Japanese yen, Mexican peso, Russian ruble, Swiss franc and Turkish lira. At March 31, 2016, PMI had contracts with aggregate notional amounts of $25.3

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

billion of which $3.7 billion related to cash flow hedges, $7.2 billion related to hedges of net investments in foreign operations and $14.4 billion related to other derivatives that primarily offset currency exposures on intercompany financing.
The fair value of PMI’s foreign exchange contracts included in the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, were as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in millions)	Balance Sheet Classification	At March 31, 2016	At December 31, 2015	Balance Sheet Classification	At March 31, 2016	At December 31, 2015
Foreign exchange contracts designated as hedging instruments	Other current assets	$199	$301	Other accrued liabilities	$33	$26
	Other assets	149	181	Other liabilities	228	117
Foreign exchange contracts not designated as hedging instruments	Other current assets	100	7	Other accrued liabilities	30	29
	Other assets	63	85	Other liabilities	8	—
Total derivatives		$511	$574		$299	$172

For the three months ended March 31, 2016 and 2015, PMI's cash flow and net investment hedging instruments impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, millions)	For the Three Months Ended March 31,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings
	2016	2015		2016	2015
Derivatives in Cash Flow Hedging Relationship
Foreign exchange contracts	$(79)	$27
			Net revenues	$5	$30
			Cost of sales	14	—
			Marketing, administration and research costs	4	7
			Interest expense, net	(17)	(7)
Derivatives in Net Investment Hedging Relationship
Foreign exchange contracts	(197)	286
Total	$(276)	$313		$6	$30

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Cash Flow Hedges
PMI has entered into foreign exchange contracts to hedge foreign currency exchange risk related to certain forecasted transactions. The effective portion of gains and losses associated with qualifying cash flow hedge contracts is deferred as a component of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. During the three months ended March 31, 2016 and 2015, ineffectiveness related to cash flow hedges was not material. As of March 31, 2016, PMI has hedged forecasted transactions for periods not exceeding the next twenty-one months with the exception of one foreign exchange contract that expires in May 2024. The impact of these hedges is primarily included in operating cash flows on PMI’s condensed consolidated statement of cash flows.

Hedges of Net Investments in Foreign Operations
PMI designates certain foreign currency denominated debt and foreign exchange contracts as net investment hedges of its foreign operations. For the three months ended March 31, 2016 and 2015, these hedges of net investments resulted in gains (losses), net of income taxes, of $(267) million and $835 million, respectively. These gains/(losses) were reported as a component of accumulated other comprehensive losses within currency translation adjustments. For the three months ended March 31, 2016 and 2015, ineffectiveness related to net investment hedges was not material. Other investing cash flows on PMI’s condensed consolidated statements of cash flows include the premiums paid for, and settlements of, net investment hedges.

Other Derivatives
PMI has entered into foreign exchange contracts to hedge the foreign currency exchange and interest rate risks related to intercompany loans between certain subsidiaries, and third-party loans. While effective as economic hedges, no hedge accounting is applied for these contracts; therefore, the unrealized gains (losses) relating to these contracts are reported in PMI’s condensed consolidated statements of earnings. For the three months ended March 31, 2016 and 2015, the gains (losses) from contracts for which PMI did not apply hedge accounting were $91 million and $(751) million, respectively. The gains/(losses) from these contracts substantially offset the losses and gains generated by the underlying intercompany and third-party loans being hedged.

For the three months ended March 31, 2016 and 2015, the net impact of these contracts on the condensed consolidated statements of earnings was not material.

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses
Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

(in millions)	For the Three Months Ended March 31,
	2016	2015
Gain as of January 1,	$59	$123
Derivative gains transferred to earnings	(7)	(27)
Change in fair value	(62)	25
Gain/(loss) as of March 31,	$(10)	$121
At March 31, 2016, PMI expects $8 million of derivative losses that are included in accumulated other comprehensive losses to be reclassified to the condensed consolidated statement of earnings within the next twelve months. These losses are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.
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
Fair Value
See Note 12. Fair Value Measurements and Note 14. Balance Sheet Offsetting for additional discussion of derivative financial instruments.

Note 7. Earnings Per Share:
Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Three Months Ended March 31,
	2016	2015
Net earnings attributable to PMI	$1,530	$1,795
Less distributed and undistributed earnings attributable to share-based payment awards	5	7
Net earnings for basic and diluted EPS	$1,525	$1,788
Weighted-average shares for basic and diluted EPS	1,550	1,548
Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and therefore are included in PMI’s earnings per share calculation pursuant to the two-class method.
For the 2016 and 2015 computations, there were no antidilutive stock awards.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Segment data were as follows:

(in millions)	For the Three Months Ended March 31,
	2016	2015
Net revenues:
European Union	$6,143	$6,222
Eastern Europe, Middle East & Africa	3,997	4,147
Asia	4,689	4,764
Latin America & Canada	1,959	2,219
Net revenues	$16,788	$17,352
Earnings before income taxes:
Operating companies income:
European Union	$906	$927
Eastern Europe, Middle East & Africa	633	866
Asia	778	934
Latin America & Canada	229	230
Amortization of intangibles	(18)	(22)
General corporate expenses	(46)	(41)
Less:
Equity (income)/loss in unconsolidated subsidiaries, net	(9)	(23)
Operating income	2,473	2,871
Interest expense, net	(247)	(275)
Earnings before income taxes	$2,226	$2,596

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
The table below lists the number of tobacco-related cases pending against us and/or our subsidiaries or indemnitees as of April 22, 2016, April 30, 2015 and May 1, 2014:

Type of Case	Number of Cases Pending as of April 22, 2016	Number of Cases Pending as of April 30, 2015	Number of Cases Pending as of May 1, 2014
Individual Smoking and Health Cases	66	61	65
Smoking and Health Class Actions	11	11	11
Health Care Cost Recovery Actions	16	16	15
Lights Class Actions	—	—	1
Individual Lights Cases	3	2	2
Public Civil Actions	3	2	2
Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 444 Smoking and Health, Lights, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Twelve cases have had decisions in favor of plaintiffs. Nine of these cases have subsequently reached final resolution in our favor and three remain on appeal.

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
The Civil Court of São Paulo found defendants liable without hearing evidence. In April 2004, the court awarded “moral damages” of R$1,000 (approximately $280) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not assess actual damages, which were to be assessed in a second phase of the case. The size of the class was not defined in the ruling.

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

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
May 27, 2015	Canada/Cecilia Létourneau	Class Action
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Létourneau class on liability and awarded a total of CAD 131 million (approximately $103 million) in punitive damages, allocating CAD 46 million (approximately $36.3 million) to our subsidiary. The trial court ordered defendants to pay the full punitive damage award into a trust within 60 days. The court did not order the payment of compensatory damages.

In June 2015, our subsidiary commenced the appellate process with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make the payment into a trust. In August 2015, plaintiffs filed a motion for security with the Court of Appeal covering both the Létourneau case and the Blais case described below. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling CAD 226 million (approximately $178 million) to cover both the Létourneau and Blais cases. A hearing for the merits appeal is scheduled in November 2016. (See below for further detail.)

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
May 27, 2015	Canada/Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais	Class Action
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Blais class on liability and found the class members’ compensatory damages totaled approximately CAD 15.5 billion (approximately $12.2 billion), including pre-judgment interest. The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion including pre-judgment interest (approximately $2.4 billion)). The trial court awarded CAD 90,000 (approximately $71,000) in punitive damages, allocating CAD 30,000 (approximately $23,700) to our subsidiary. The trial court ordered defendants to pay CAD 1 billion (approximately $789 million) of the compensatory damage award, CAD 200 million (approximately $158 million) of which is our subsidiary’s portion, into a trust within 60 days.

In June 2015, our subsidiary commenced the appellate process with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make the payment into a trust. In August 2015, plaintiffs filed a motion for security with the Court of Appeal. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling, together with the Létourneau case, CAD 226 million (approximately $178 million). A hearing for the merits appeal is scheduled in November 2016. (See below for further detail.)

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
As of April 22, 2016, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•
66 cases brought by individual plaintiffs in Argentina (31), Brazil (20), Canada (2), Chile (8), Costa Rica (2), Italy (1), the Philippines (1) and Scotland (1), compared with 61 such cases on April 30, 2015, and 65 cases on May 1, 2014; and

•	11 cases brought on behalf of classes of individual plaintiffs in Brazil (2) and Canada (9), compared with 11 such cases on April 30, 2015 and 11 such cases on May 1, 2014.

In the first class action pending in Brazil, The Smoker Health Defense Association (ADESF) v. Souza Cruz, S.A. and Philip Morris Marketing, S.A., Nineteenth Lower Civil Court of the Central Courts of the Judiciary District of São Paulo, Brazil, filed July 25, 1995, our subsidiary and another member of the industry are defendants. The plaintiff, a consumer organization, is seeking damages for all addicted smokers and former smokers, and injunctive relief. In 2004, the trial court found defendants liable without hearing evidence and awarded “moral damages” of R$1,000 (approximately $280) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class was not estimated. Defendants appealed to the São Paulo Court of Appeals, which annulled the ruling in November 2008, finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In May 2011, the trial court dismissed the claim. Plaintiff appealed the decision. In February 2015, the appellate court unanimously dismissed plaintiff's appeal. In September 2015, plaintiff appealed to the Superior Court of Justice. In addition, the defendants filed a constitutional appeal to the Federal Supreme Tribunal on the basis that plaintiff did not have standing to bring the lawsuit. This appeal is still pending.

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

In the first class action pending in Canada, Cecilia Létourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, our subsidiary and other Canadian manufacturers (Imperial Tobacco Canada Ltd. and JTI-MacDonald Corp.) are defendants.  The plaintiff, an individual smoker, sought compensatory and punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005.  Trial began in March 2012 and concluded in December 2014. The trial court issued its judgment on May 27, 2015. The trial court found our subsidiary and two other Canadian manufacturers liable and awarded a total of CAD 131 million (approximately $103 million) in punitive damages, allocating CAD 46 million (approximately $36 million) to our subsidiary. The trial court found that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking. The trial court also found that defendants conspired to

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

prevent consumers from learning the dangers of smoking. The trial court further held that these civil faults were a cause of the class members’ addiction. The trial court rejected other grounds of fault advanced by the class, holding that: (i) the evidence was insufficient to show that defendants marketed to youth, (ii) defendants’ advertising did not convey false information about the characteristics of cigarettes, and (iii) defendants did not commit a fault by using the descriptors light or mild for cigarettes with a lower tar delivery. The trial court estimated the size of the addiction class at 918,000 members but declined to award compensatory damages to the addiction class because the evidence did not establish the claims with sufficient accuracy. The trial court ordered defendants to pay the full punitive damage award into a trust within 60 days and found that a claims process to allocate the awarded damages to individual class members would be too expensive and difficult to administer. The trial court ordered a briefing on the proposed process for the distribution of sums remaining from the punitive damage award after payment of attorneys’ fees and legal costs. In June 2015, our subsidiary commenced the appellate process by filing its inscription of appeal of the trial court’s judgment with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust within 60 days notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make the payment into a trust within 60 days. In August 2015, plaintiffs filed a motion with the Court of Appeal seeking security in both the Létourneau case and the Blais case described below. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling CAD 226 million (approximately $178 million), in the form of cash into a court trust or letters of credit, in six equal consecutive quarterly installments of approximately CAD 37.6 million (approximately $29.7 million) beginning in December 2015 through March 2017. See the Blais description for further detail concerning the security order. The Court of Appeal has scheduled a hearing for the merits appeal in November 2016. Our subsidiary and PMI believe that the findings of liability and damages were incorrect and should ultimately be set aside on any one of many grounds, including the following: (i) holding that defendants violated Quebec law by failing to warn class members of the risks of smoking even after the court found that class members knew, or should have known, of the risks, (ii) finding that plaintiffs were not required to prove that defendants’ alleged misconduct caused injury to each class member in direct contravention of binding precedent, (iii) creating a factual presumption, without any evidence from class members or otherwise, that defendants’ alleged misconduct caused all smoking by all class members, (iv) holding that the addiction class members’ claims for punitive damages were not time-barred even though the case was filed more than three years after a prominent addiction warning appeared on all packages, and (v) awarding punitive damages to punish defendants without proper consideration as to whether punitive damages were necessary to deter future misconduct.

In the second class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, our subsidiary and other Canadian manufacturers (Imperial Tobacco Canada Ltd. and JTI-MacDonald Corp.) are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, sought compensatory and punitive damages for each member of the class who allegedly suffers from certain smoking-related diseases. The class was certified in 2005. Trial began in March 2012 and concluded in December 2014. The trial court issued its judgment on May 27, 2015. The trial court found our subsidiary and two other Canadian manufacturers liable and found that the class members’ compensatory damages totaled approximately CAD 15.5 billion, including pre-judgment interest (approximately $12.2 billion). The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion, including pre-judgment interest (approximately $2.4 billion)). In addition, the trial court awarded CAD 90,000 (approximately $71,000) in punitive damages, allocating CAD 30,000 (approximately $23,700) to our subsidiary and found that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking. The trial court also found that defendants conspired to prevent consumers from learning the dangers of smoking. The trial court further held that these civil faults were a cause of the class members’ diseases. The trial court rejected other grounds of fault advanced by the class, holding that: (i) the evidence was insufficient to show that defendants marketed to youth, (ii) defendants’ advertising did not convey false information about the characteristics of cigarettes, and (iii) defendants did not commit a fault by using the descriptors light or mild for cigarettes with a lower tar delivery. The trial court estimated the disease class at 99,957 members. The trial court ordered defendants to pay CAD 1 billion (approximately $789 million) of the compensatory damage award into a trust within 60 days, CAD 200 million (approximately $158 million) of which is our subsidiary’s portion and ordered briefing on a proposed claims process for the distribution of damages to individual class members and for payment of attorneys’ fees and legal costs. In June 2015, our subsidiary commenced the appellate process by filing its inscription of appeal of the trial court’s judgment with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust within 60 days notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make an initial payment within 60 days. In August 2015, plaintiffs filed a motion with the Court of Appeal seeking an order that defendants place irrevocable letters of credit totaling CAD 5 billion (approximately $3.9 billion) into trust, to secure the judgments in both the Létourneau and Blais cases. Plaintiffs subsequently withdrew their motion for security against JTI-MacDonald Corp. and proceeded only against our subsidiary and Imperial Tobacco Canada Ltd. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling CAD

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

226 million (approximately $178 million) to cover both the Létourneau and Blais cases. Such security may take the form of cash into a court trust or letters of credit, in six equal consecutive quarterly installments of approximately CAD 37.6 million (approximately $29.7 million) beginning in December 2015 through March 2017. The Court of Appeal ordered Imperial Tobacco Canada Ltd. to furnish security totaling CAD 758 million (approximately $598 million) in seven equal consecutive quarterly installments of approximately CAD 108 million (approximately $85 million) beginning in December 2015 through June 2017. In March 2016, our subsidiary made its second quarterly installment of security for approximately CAD 37.6 million (approximately $29.7 million) into a court trust. This payment is included in other assets on the condensed consolidated balance sheets and in cash used in operating activities in the condensed consolidated statements of cash flows. The Court of Appeal ordered that the security is payable upon a final judgment of the Court of Appeal affirming the trial court’s judgment or upon further order of the Court of Appeal. The Court of Appeal has scheduled a hearing for the merits appeal in November 2016. Our subsidiary and PMI believe that the findings of liability and damages were incorrect and should ultimately be set aside on any one of many grounds, including the following: (i) holding that defendants violated Quebec law by failing to warn class members of the risks of smoking even after the court found that class members knew, or should have known, of the risks, (ii) finding that plaintiffs were not required to prove that defendants’ alleged misconduct caused injury to each class member in direct contravention of binding precedent, (iii) creating a factual presumption, without any evidence from class members or otherwise, that defendants’ alleged misconduct caused all smoking by all class members, (iv) relying on epidemiological evidence that did not meet recognized scientific standards, and (v) awarding punitive damages to punish defendants without proper consideration as to whether punitive damages were necessary to deter future misconduct.
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
As of April 22, 2016, there were 16 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Canada (10), Korea (1) and Nigeria (5), compared with 16 such cases on April 30, 2015 and 15 such cases on May 1, 2014.
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
In the fourth health care cost recovery case filed in Canada, Attorney General of Newfoundland and Labrador v. Rothmans Inc., et al., Supreme Court of Newfoundland and Labrador, St. Johns, Canada, filed February 8, 2011, we, our subsidiaries, our indemnitees (PM USA and Altria), and other members of the industry are defendants. The claim was filed by the government of the province of Newfoundland and Labrador based on legislation enacted in the province that is similar to the laws introduced in

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

British Columbia, New Brunswick and Ontario. The legislation authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” Defendants are scheduled to file their defenses in May 2016.
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
In the sixth health care cost recovery case filed in Canada, Her Majesty in Right of Alberta v. Altria Group, Inc., et al., Supreme Court of Queen's Bench Alberta, Canada, filed June 8, 2012, we, our subsidiaries, our indemnitees (PM USA and Altria), and other members of the industry are defendants. The claim was filed by the government of the province of Alberta based on legislation enacted in the province that is similar to the laws enacted in several other Canadian provinces. The legislation authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” Defendants filed their defenses in March 2016.
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

As of April 22, 2016, there were 3 lights cases brought by individual plaintiffs pending against our subsidiaries or indemnitees in Chile (2) and Italy (1), compared with 2 such cases on April 30, 2015, and 2 such cases on May 1, 2014.

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

As of April 22, 2016, there were 3 public civil actions pending against our subsidiaries in Argentina (1), Romania (1) and Venezuela (1), compared with 2 such cases on April 30, 2015, and 2 such cases on May 1, 2014.

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

In a newly filed action in Romania, Foundation for the Defense of Citizens against Abuses of the State (FACIAS) v. the State of Romania, Philip Morris România (PMR) and Philip Morris Trading SLR (PMTR), et al., Administrative and Fiscal Litigation Section of the Bucharest Tribunal, filed November 20, 2015, our subsidiaries, several other members of the industry, and the State of Romania through various of its institutions are defendants.  The plaintiff, a non-governmental organization, asks the court to compel the government to enact legislation as directed by the 2014 EU Tobacco Product Directive and to establish a fund for the treatment of smoking-related diseases and promotion of tobacco control efforts.  The plaintiff also seeks an order directing that 1% of the excise taxes collected from tobacco manufacturers, “as well as an amount representing 1% of the turnover” of tobacco manufacturers and distributors, be used to finance the fund.  It is unclear whether the “1% of turnover” is sought from the tobacco company defendants or the government. Our subsidiaries answered the complaint in December 2015. In January 2016, the Tribunal ruled that it lacked jurisdiction. The case was transferred to the Bucharest Court of Appeals, which has jurisdiction to hear administrative cases involving the central government. In March 2016, the Bucharest Court of Appeal announced its dismissal of plaintiff’s claims as inadmissible. A written ruling is expected in the second quarter 2016. The plaintiff may appeal.
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

Other Litigation

The Department of Special Investigations of the government of Thailand has been conducting an investigation into alleged underpayment by our subsidiary, Philip Morris (Thailand) Limited ("PM Thailand"), of customs duties and excise taxes relating to imports from the Philippines covering the period 2003-2007. On January 18, 2016, the Public Prosecutor filed charges against our subsidiary and seven former and current employees in the Bangkok Criminal Court alleging that PM Thailand and the individual defendants jointly and with the intention to defraud the Thai government, under declared import prices of cigarettes to avoid full payment of taxes and duties in connection with 272 import entries of cigarettes from the Philippines during the period of July 2003 to June 2006. The government is seeking a fine of approximately THB 80.8 billion (approximately $2.30 billion). The first hearing, held in April 2016, focused on preliminary procedural matters. The case is now in the pre-trial evidentiary phase. PM Thailand contends that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies.

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

PMI’s effective tax rates for the three months ended March 31, 2016 and 2015 were 28.3% and 30.2%, respectively. PMI estimates that its full-year 2016 effective tax rate will be approximately 28%. The effective tax rate for the three months ended March 31, 2015, was unfavorably impacted by changes to repatriation assertions on certain foreign subsidiary historical earnings ($58 million).

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Excluding the effect of the 2015 repatriation assertion changes, the change in the effective tax rate for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, was primarily due to earnings mix by taxing jurisdiction and repatriation cost differences.
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

Note 11. Indebtedness:
Short-term Borrowings:
At March 31, 2016 and December 31, 2015, PMI’s short-term borrowings, consisting of bank loans to certain PMI subsidiaries, had a carrying value of $673 million and $825 million, respectively. The fair value of PMI’s short-term borrowings, based on current market interest rates, approximates carrying value.

Long-term Debt:
At March 31, 2016 and December 31, 2015, PMI’s long-term debt consisted of the following:

(in millions)	March 31, 2016	December 31, 2015
U.S. dollar notes, 1.125% to 6.375% (average interest rate 3.612%), due through 2044	$20,079	$18,091
Foreign currency obligations:
Euro notes, 1.750% to 3.125% (average interest rate 2.433%), due through 2033	6,844	7,423
Swiss franc notes, 0.750% to 2.000% (average interest rate 1.217%), due through 2024	1,737	1,690
Other (average interest rate 3.126%), due through 2024	460	451
	29,120	27,655
Less current portion of long-term debt	2,437	2,405
	$26,683	$25,250
Other foreign currency debt above includes mortgage debt in Switzerland, capital lease obligations and a bank loan in the Philippines.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

PMI's debt issuances in the first three months of 2016 were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity

U.S. dollar notes	(a)	$500	1.375%	February 2016	February 2019
U.S. dollar notes	(a)	$750	1.875%	February 2016	February 2021
U.S. dollar notes	(a)	$750	2.750%	February 2016	February 2026

(a) Interest on these notes is payable semi-annually in arrears beginning in August 2016.
The net proceeds from the sale of the securities listed in the table above will be used for general corporate purposes.
Credit Facilities:

On January 27, 2016, PMI entered into an agreement to amend and extend its existing $2.0 billion 364-day revolving credit facility from February 9, 2016 to February 7, 2017.  On January 27, 2016, PMI also entered into an agreement to extend the term of its existing $2.5 billion multi-year revolving credit facility from February 28, 2020 to February 28, 2021.
At March 31, 2016, PMI's total committed credit facilities were as follows:

(in billions)

Type	Committed Credit Facilities
364-day revolving credit, expiring February 7, 2017	$2.0
Multi-year revolving credit, expiring February 28, 2021	2.5
Multi-year revolving credit, expiring October 1, 2020	3.5
Total facilities	$8.0

At March 31, 2016, there were no borrowings under these committed credit facilities, and the entire committed amounts were available for borrowing.

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
Debt
The fair value of PMI’s outstanding debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. The aggregate carrying value of PMI’s debt, excluding short-term borrowings and $14 million of capital lease obligations, was $29,106 million at March 31, 2016. The fair value of PMI’s outstanding debt, excluding the aforementioned short-term borrowings and capital lease obligations, has been classified within Level 1 and Level 2 in the table shown below.

The aggregate fair values of PMI’s derivative financial instruments and debt as of March 31, 2016, were as follows:

(in millions)	Fair Value at March 31, 2016	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$511	$—	$511	$—
Total assets	$511	$—	$511	$—
Liabilities:
Debt	$31,912	$31,432	$480	$—
Foreign exchange contracts	299	—	299	—
Total liabilities	$32,211	$31,432	$779	$—

Note 13. Accumulated Other Comprehensive Losses:
PMI’s accumulated other comprehensive losses, net of taxes, consisted of the following:

(in millions)	At March 31, 2016	At December 31, 2015	At March 31, 2015
Currency translation adjustments	$(5,617)	$(6,129)	$(5,247)
Pension and other benefits	(3,287)	(3,332)	(2,964)
Derivatives accounted for as hedges	(10)	59	121
Total accumulated other comprehensive losses	$(8,914)	$(9,402)	$(8,090)

Reclassifications from Other Comprehensive Earnings

The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement are shown on the condensed consolidated statements of comprehensive earnings for the three months ended March 31, 2016 and 2015. For additional information, see Note 4. Benefit Plans and Note 6. Financial Instruments for disclosures related to PMI's pension and other benefits, and derivative financial instruments, respectively.

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

The effects of these derivative financial instrument assets and liabilities on PMI's condensed consolidated balance sheets were as follows:

(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Received/Pledged
						Net Amount

At March 31, 2016
Assets
Foreign exchange contracts	$511	$—	$511	$(209)	$(273)	$29
Liabilities
Foreign exchange contracts	$299	$—	$299	$(209)	$(63)	$27
At December 31, 2015
Assets
Foreign exchange contracts	$574	$—	$574	$(131)	$(432)	$11
Liabilities
Foreign exchange contracts	$172	$—	$172	$(131)	$(30)	$11

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 15. Investments in Unconsolidated Subsidiaries:

At March 31, 2016 and December 31, 2015, PMI had total investments in unconsolidated subsidiaries of $942 million and $890 million, respectively, which were accounted for under the equity method of accounting. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses and movements in currency translation adjustments. The carrying value of our equity method investments at March 31, 2016 and December 31, 2015 exceeded our share of the unconsolidated subsidiaries' book value by $824 million and $806 million, respectively. The difference between the investment carrying value and the amount of underlying equity in net assets, excluding $765 million and $744 million attributable to goodwill as of March 31, 2016 and December 31, 2015, respectively, is being amortized on a straight-line basis over the underlying assets' estimated useful lives of 3 to 20 years. At March 31, 2016, PMI received no dividends from unconsolidated subsidiaries. At December 31, 2015, PMI received year-to-date dividends from unconsolidated subsidiaries of $127 million.
PMI holds a 49% equity interest in United Arab Emirates-based Emirati Investors-TA (FZC) (“EITA”), formerly Arab Investors-TA (FZC). As a result of this transaction, PMI holds an approximate 25% economic interest in Société des Tabacs Algéro-Emiratie (“STAEM”), an Algerian joint venture that is 51% owned by EITA and 49% by the Algerian state-owned enterprise Société Nationale des Tabacs et Allumettes SpA. STAEM manufactures and distributes under license some of PMI’s brands. The initial investment in EITA was recorded at cost and is included in investments in unconsolidated subsidiaries on the condensed consolidated balance sheets.
PMI acquired in 2013 from Megapolis Investment BV a 20% equity interest in Megapolis Distribution BV, the holding company of CJSC TK Megapolis ("Megapolis"), PMI's distributor in Russia, for a purchase price of $760 million. An additional payment of up to $100 million, which is contingent on Megapolis's operational performance over the four fiscal years following the closing of the transaction, will also be made by PMI if the performance criteria are satisfied. PMI has also agreed to provide Megapolis Investment BV with a $100 million interest-bearing loan. PMI and Megapolis Investment BV have agreed to set off any future contingent payments owed by PMI against the future repayments due under the loan agreement. Any loan repayments in excess of the contingent consideration earned by the performance of Megapolis are due to be repaid, in cash, to PMI on March 31, 2017. At December 31, 2013, PMI had recorded a $100 million asset related to the loan receivable and a discounted liability of $86 million related to the contingent consideration. The initial investment in Megapolis was recorded at cost and is included in investments in unconsolidated subsidiaries on the condensed consolidated balance sheets.
PMI’s earnings activity from unconsolidated subsidiaries was as follows:

	For the Three Months Ended March 31,
(in millions)	2016	2015
Net revenues	$777	$896

PMI’s balance sheet activity related to unconsolidated subsidiaries was as follows:

(in millions)	At March 31, 2016	At December 31, 2015

Receivables	$319	$64
Notes receivable	$102	$100
Other liabilities	$100	$100

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 16. Acquisitions and Other Business Arrangements:

As announced in June 2015, PMI’s subsidiary PT HM Sampoerna Tbk. (“Sampoerna”), of which PMI held a 98.18% interest, was required to comply with the January 30, 2014, Indonesian Stock Exchange (“IDX”) regulation requiring all listed public companies to have at least a 7.5% public shareholding by January 30, 2016. In order to comply with this requirement, Sampoerna conducted a rights issue (the “Rights Issue”). The exercise price for the rights was set at Rp. 77,000 per share, a 1.349% premium to the closing price on the IDX as of September 30, 2015. In connection with the Rights Issue, PT Philip Morris Indonesia (“PMID”), a fully consolidated subsidiary of PMI, sold 264,209,711 of the rights to third-party investors. Delivery of the rights sold took place on October 26, 2015. The total net proceeds from the Rights Issue were $1.5 billion at prevailing exchange rates on the closing date. The sale of the rights resulted in an increase to PMI's additional paid-in capital of $1.1 billion during the fourth quarter of 2015.

In June 2014, PMI acquired 100% of Nicocigs Limited, a leading U.K.-based e-vapor company, for the final purchase price of $103 million, net of cash acquired, with additional contingent payments of up to $77 million, primarily relating to performance targets over a three-year period. As of March 31, 2016, PMI does not anticipate that the performance targets will be met.

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

The effects of these acquisitions were not material to PMI's condensed consolidated financial position, results of operations or operating cash flows in any of the periods presented.

Note 17. Sale of Accounts Receivable:
To mitigate risk and enhance cash and liquidity management PMI sells trade receivables to unaffiliated financial institutions. These arrangements allow PMI to sell, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold are generally short-term in nature and are removed from the condensed consolidated balance sheets. PMI sells trade receivables under two types of arrangements, servicing and non-servicing. For servicing arrangements, PMI continues to service the sold trade receivables on an administrative basis and does not act on behalf of the unaffiliated financial institutions. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material as of March 31, 2016 and March 31, 2015. Under the non-servicing arrangements, PMI does not provide any administrative support or servicing after the trade receivables have been sold to the unaffiliated financial institutions.

Cumulative trade receivables sold for the three months ended March 31, 2016 and March 31, 2015, were $1.9 billion and $0.3 billion, respectively. PMI’s operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of March 31, 2016 and March 31, 2015, were $589 million, and $108 million, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of trade receivables within marketing, administration and research costs in the consolidated statements of earnings. For the three months ended March 31, 2016 and 2015, the loss on sale of trade receivables was not material.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 18. New Accounting Standards:

On February 25, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additionally, ASU 2016-02 modifies current guidance for lessors' accounting. ASU 2016-02 is effective for interim and annual reporting periods beginning on or after January 1, 2019, with early adoption permitted. PMI is currently assessing the impact that the adoption of ASU 2016-02 will have on its financial position or results of operations.

On January 5, 2016, the FASB issued Accounting Standard Update ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 will require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Additionally, ASU 2016-01 also changes certain disclosure requirements and other aspects of current U.S. GAAP. ASU 2016-01 is effective for interim and annual reporting periods beginning on or after January 1, 2018. PMI is currently assessing the impact that the adoption of ASU 2016-01 will have on its financial position or results of operations.

On November 20, 2015, the FASB issued Accounting Standard Update ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for interim and annual reporting periods beginning on or after January 1, 2017 with early adoption permitted. Entities can apply the final standard either prospectively, for all deferred tax assets and liabilities, or retrospectively with disclosures providing qualitative information about the effects of the accounting change on prior periods. The adoption of ASU 2015-17 will not have a material impact on PMI’s consolidated results of operations, financial position or cash flows.

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
Our products are sold in more than 180 markets, and in many of these markets they hold the number one or number two market share position. We have a wide range of premium, mid-price and low-price brands. Our portfolio comprises both international and local brands. We are engaged in the development and commercialization of Reduced Risk Products ("RRPs"). RRPs is the term we use to refer to products with the potential to reduce individual risk and population harm in comparison to smoking cigarettes.
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

Consolidated Operating Results for the Three Months Ended March 31, 2016 – The changes in our reported diluted earnings per share ("diluted EPS") for the three months ended March 31, 2016, from the comparable 2015 amounts, were as follows:

	Diluted EPS	% Growth
For the three months ended March 31, 2015	$1.16
2015 Asset impairment and exit costs	—
2015 Tax items	—
Subtotal of 2015 items	—
2016 Asset impairment and exit costs	—
2016 Tax items	—
Subtotal of 2016 items	—
Currency	(0.19)
Interest	0.01
Change in tax rate	0.03
Impact of shares outstanding and share-based payments	(0.01)
Operations	(0.02)
For the three months ended March 31, 2016	$0.98	(15.5)%

Currency – The unfavorable currency impact during the reporting period results from the strengthening of the U.S. dollar, especially against the Argentine peso, Australian dollar, Canadian dollar, Egyptian pound, Euro, Indonesian rupiah, Japanese yen, Kazakh tenge, Mexican peso, Russian ruble and Turkish lira. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Income Taxes – Our effective income tax rate for the three months ended March 31, 2016 decreased by 1.9 percentage points to 28.3%. The change in the tax rate increased our diluted EPS by $0.03 per share in 2016. The effective tax rate during the first quarter of 2015 was unfavorably impacted by changes to repatriation assertions on certain foreign subsidiary historical earnings ($58 million). Excluding the effect of the 2015 repatriation assertion changes, the change in the effective tax rate for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, was primarily due to earnings mix by taxing jurisdiction and repatriation cost differences. We estimate that our full-year 2016 effective tax rate will be approximately 28%.

Operations – The decrease in diluted EPS of $0.02 from our operations in the table above was due primarily to the following segments:

•	Asia: Unfavorable volume/mix and higher marketing, administration and research costs, partially offset by lower manufacturing costs and higher pricing; and

•	EEMA: Unfavorable volume/mix and higher marketing, administration and research costs, partially offset by higher pricing;
partially offset by

•	Latin America & Canada: Higher pricing and favorable volume/mix, partially offset by higher manufacturing costs; and

•	European Union: Higher pricing and lower manufacturing costs, partially offset by higher marketing, administration and research costs and unfavorable volume/mix.
For further details, see the “Consolidated Operating Results” and “Operating Results by Business Segment” sections of the following “Discussion and Analysis.”
2016 Forecasted Results - On April 19, 2016, we increased our 2016 full-year reported diluted EPS forecast to be in a range of $4.40 to $4.50, at prevailing exchange rates at that time, versus $4.42 in 2015. Excluding an unfavorable currency impact, at then-

prevailing rates, of approximately $0.45 per share for the full-year 2016, the reported diluted earnings per share range represents an increase of approximately 10% to 12% versus adjusted diluted earnings per share of $4.42 in 2015. This forecast does not include any share repurchases in 2016. We estimate 2016 international cigarette volume, excluding the People's Republic of China and the U.S., to decline by approximately 2.0% to 2.5%, in line with the estimated decline of 2.4% in 2015.

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
This 2016 guidance excludes the impact of any future acquisitions, unanticipated asset impairment and exit cost charges, future changes in currency exchange rates and any unusual events. The factors described in the "Cautionary Factors That May Affect Future Results" section of the following "Discussion and Analysis" represent continuing risks to this forecast.

Discussion and Analysis
Consolidated Operating Results
See pages 64-68 for a discussion of our "Cautionary Factors That May Affect Future Results." Our cigarette volume, net revenues, excise taxes on products and operating companies income by segment were as follows:

	For the Three Months Ended March 31,
(in millions)	2016	2015
Cigarette volume:
European Union	45,993	44,810
Eastern Europe, Middle East & Africa	63,126	62,632
Asia	65,222	70,125
Latin America & Canada	21,700	21,190
Total cigarette volume	196,041	198,757
Net revenues:
European Union	$6,143	$6,222
Eastern Europe, Middle East & Africa	3,997	4,147
Asia	4,689	4,764
Latin America & Canada	1,959	2,219
Net revenues	$16,788	$17,352
Excise taxes on products:
European Union	$4,280	$4,271
Eastern Europe, Middle East & Africa	2,395	2,363
Asia	2,721	2,609
Latin America & Canada	1,309	1,493
Excise taxes on products	$10,705	$10,736
Operating income:
Operating companies income:
European Union	$906	$927
Eastern Europe, Middle East & Africa	633	866
Asia	778	934
Latin America & Canada	229	230
Amortization of intangibles	(18)	(22)
General corporate expenses	(46)	(41)
Less:
Equity (income)/loss in unconsolidated subsidiaries, net	(9)	(23)
Operating income	$2,473	$2,871
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
References to total international cigarette market, defined as worldwide cigarette volume excluding the United States, total cigarette market, total market and market shares throughout this "Discussion and Analysis" reflect our best estimates of tax-paid volumes based on a number of internal and external sources.

Consolidated Operating Results for the Three Months Ended March 31, 2016
The following discussion compares our consolidated operating results for the three months ended March 31, 2016, with the three months ended March 31, 2015.
Our cigarette shipment volume decreased by 1.4%, or by 1.7% excluding favorable net estimated inventory movements, reflecting declines in:

•	Asia, principally Indonesia, Pakistan and the Philippines, partly offset by Korea;
partially offset by growth in:
•European Union, driven notably by France, Italy, Poland and Spain, partly offset by the United Kingdom;

•	EEMA, driven by Egypt and Tunisia in North Africa, Turkey and Ukraine, partly offset by Algeria and Russia; and

•	Latin America & Canada, driven mainly by Mexico, partly offset by Argentina.

The decrease was further offset by the favorable estimated impact of the leap year.

Our cigarette shipment volume by brand is shown in the table below:

PMI Cigarette Shipment Volume by Brand (Million Units)
	First-Quarter
	2016	2015	Change
Marlboro	67,985	67,247	1.1%
L&M	23,690	22,678	4.5%
Parliament	10,137	9,570	5.9%
Bond Street	9,721	9,180	5.9%
Chesterfield	10,176	9,540	6.7%
Philip Morris	9,209	7,762	18.6%
Lark	6,501	6,444	0.9%
Others	58,622	66,336	(11.6)%
Total PMI	196,041	198,757	(1.4)%

Cigarette shipment volume of Marlboro increased, reflecting growth in: the European Union, notably Germany, Italy and Spain, partly offset by the United Kingdom; Asia, driven by Korea and the Philippines, partly offset by Indonesia and Vietnam; and Latin America & Canada, driven by Mexico, partly offset by Argentina. The growth was partly offset by declines in EEMA, mainly due to North Africa, partly offset by Saudi Arabia and Turkey.

Cigarette shipment volume of L&M increased, driven by: the European Union, notably Poland and Portugal, partly offset by Germany; and EEMA, notably Egypt and Ukraine, partly offset by Russia and Saudi Arabia. The growth was partly offset by Asia, mainly Thailand.

Cigarette shipment volume of Parliament increased, driven mainly by Korea and Turkey. Cigarette shipment volume of Bond Street increased, driven mainly by Ukraine, partly offset by Russia. Cigarette shipment volume of Chesterfield increased, mainly driven by the morphing of Red & White in the Czech Republic, and Italy, partly offset by Russia. Cigarette shipment volume of Philip Morris increased, mainly driven by Italy, benefiting from the morphing of Diana, partly offset by Argentina. Cigarette shipment volume of Lark increased, principally driven by Turkey, partly offset by Japan.

Our cigarette market share increased in a number of key markets, including Australia, Belgium, Canada, Egypt, France, Germany, Kuwait, the Netherlands, Mexico, the Philippines, Poland, Saudi Arabia, Spain, Switzerland, Turkey and the United Kingdom.

Our other tobacco products ("OTP") primarily include tobacco for roll-your-own and make-your-own cigarettes, pipe tobacco, cigars and cigarillos. Total shipment volume of OTP, in cigarette equivalent units, increased by 2.8%.

Total shipment volume for cigarettes and OTP, in cigarette equivalent units, decreased by 1.2%, excluding acquisitions.

Our net revenues and excise taxes on products were as follows:

	For the Three Months Ended March 31,
(in millions)	2016	2015	Variance	%
Net revenues	$16,788	$17,352	$(564)	(3.3)%
Excise taxes on products	10,705	10,736	(31)	(0.3)%
Net revenues, excluding excise taxes on products	$6,083	$6,616	$(533)	(8.1)%

Net revenues, which include excise taxes billed to customers, decreased by $564 million. Excluding excise taxes, net revenues decreased by $533 million due to:

•	unfavorable currency ($691 million) and

•	unfavorable volume/mix ($114 million), partly offset by

•	price increases ($272 million).

The unfavorable currency was due primarily to the Argentine peso, Australian dollar, Brazilian real, Canadian dollar, Egyptian pound, Euro, Indonesian rupiah, Japanese yen, Kazakh tenge, Mexican peso, Russian ruble and Turkish lira.

Net revenues include $427 million in 2016 and $443 million in 2015 related to sales of OTP. These net revenue amounts include excise taxes billed to customers. Excluding excise taxes, net revenues for OTP were $153 million in 2016 and $164 million in 2015.

Excise taxes on products decreased by $31 million (0.3)%, due to:

•	favorable currency ($1.5 billion), partly offset by

•	higher excise taxes resulting from changes in retail prices and tax rates ($990 million) and

•	higher excise taxes resulting from volume/mix ($503 million).

Governments have consistently increased excise taxes in most of the markets in which we operate. As discussed in Business Environment, we expect excise taxes to continue to increase.

Our cost of sales; marketing, administration and research costs; and operating income were as follows:

	For the Three Months Ended March 31,
(in millions)	2016	2015	Variance	%
Cost of sales	$2,096	$2,229	$(133)	(6.0)%
Marketing, administration and research costs	1,496	1,494	2	0.1%
Operating income	2,473	2,871	(398)	(13.9)%
Cost of sales decreased by $133 million (6.0%), due to:

•	favorable currency ($178 million) and

•	lower manufacturing costs ($24 million), partly offset by

•	higher cost of sales resulting from volume/mix ($69 million).

Marketing, administration and research costs were essentially flat as:

•	higher expenses ($135 million, primarily higher marketing and selling expenses) were offset by

•	favorable currency ($133 million).

Operating income decreased by $398 million (13.9%), due primarily to:

•	unfavorable currency ($378 million),

•	unfavorable volume/mix ($183 million) and

•	higher marketing, administration and research costs ($135 million), partly offset by

•	price increases ($272 million) and

•	lower manufacturing costs ($24 million).

Our effective tax rate decreased by 1.9 percentage points to 28.3%. We estimate that our full-year 2016 effective tax rate will be approximately 28%. The effective tax rate for the three months ended March 31, 2015, was unfavorably impacted by changes to repatriation assertions on certain foreign subsidiary historical earnings ($58 million). The effective tax rate is based on our full-year earnings mix by taxing jurisdiction and cash repatriation plans. Changes in earnings mix by taxing jurisdiction or in our cash repatriation plans could have an impact on the effective tax rate, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

We are regularly examined by tax authorities around the world, and we are currently under examination in a number of jurisdictions. It is reasonably possible that within the next twelve months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible change cannot be made at this time.

Net earnings attributable to PMI of $1.5 billion decreased by $265 million (14.8%). This decrease was due primarily to lower operating income as discussed above, partially offset by a lower effective tax rate. Diluted and basic EPS of $0.98 decreased by 15.5%. Excluding an unfavorable currency impact of $0.19, diluted EPS increased by 0.9%.

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

•	illicit trade in cigarettes and other tobacco products, including counterfeit, contraband and so-called “illicit whites”;

•	intense competition, including from non-tax paid volume by certain local manufacturers;

•	pending and threatened litigation as discussed in Note 9. Contingencies; and

•	governmental investigations.

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

•
security features and tracking and tracing measures, which we support, but also tracking at pack level down to retail as from May 2019, which we believe will most likely not provide any incremental benefit in the fight against illicit trade, but have the potential to increase operational expenses if excessive implementing regulation is enacted; and

•
a framework for the regulation of novel tobacco products and e-cigarettes (except for those found to be medicines or medical devices), including requirements for health warnings and information leaflets, prohibiting product packaging text related to reduced risk, and introducing notification requirements in advance of commercialization.

The revised Directive entered into force in May 2014. Member States are required to implement the Directive by May 2016.

In June 2014, two of our subsidiaries filed papers in the English High Court seeking judicial review of whether the Directive complies with existing EU Treaties. In November 2014, the English High Court referred the case to the Court of Justice of the European Union (“CJEU”) and requested that the CJEU issue a judgment by May 2016. In July 2014, the government of Poland filed a complaint with the CJEU challenging the validity of various provisions in the Directive that ban menthol cigarettes. The CJEU conducted hearings in both proceedings in September and October 2015. In December 2015, the Advocate General of the CJEU issued opinions in both proceedings advising that the Directive complies with EU law. These opinions are not binding on the CJEU, which is expected to issue its judgment on May 4, 2016. It is not possible to predict the outcome of these legal proceedings.

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

In May 2015, three of our subsidiaries filed papers in the English High Court seeking judicial review of the U.K.’s plain packaging legislation. The English High Court held a hearing in December 2015 and is expected to issue a judgment in May 2016. It is not possible to predict the outcome of this legal proceeding.

In other countries, including Hungary, New Zealand and Norway, proposals to implement plain packaging are in various stages of the legislative process. Additionally, several countries, including Canada, Finland and Singapore, are considering plain packaging, but no legislative proposals have been published. It is not possible to predict whether any of these countries will implement plain packaging.

Australia’s plain packaging legislation triggered three legal challenges. First, major tobacco manufacturers, including our Australian subsidiary, challenged the legislation’s constitutionality in the High Court of Australia. Although the High Court found the legislation constitutional, a majority of the Justices concluded that plain packaging deprives tobacco manufacturers of their property, raising serious questions about the legality of similar proposals in other jurisdictions. Second, our Hong Kong subsidiary initiated arbitration proceedings against the Australian government pursuant to the Hong Kong-Australia Bilateral Investment Treaty and sought substantial compensation for the deprivation of its investments in Australia. In December 2015, the tribunal hearing the case declined jurisdiction to hear the merits of our subsidiary's claim. The tribunal's decision, which is final, did not address the legality or effectiveness of Australia's plain packaging legislation. Third, several countries have initiated World Trade Organization (“WTO”) dispute settlement proceedings against Australia. It is not possible to predict the outcome of these legal proceedings.

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

In the event any particular jurisdiction adopts plain packaging regulation, we will consider all available options to ensure the protection of our intellectual property and adult smoker access to product information, especially with respect to RRPs.

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

In Thailand, litigation challenging excessively large health warnings is pending. It is not possible to predict the outcome of this proceeding.

We support health warning requirements designed to inform consumers of the risks of smoking. Where health warnings are not required, we place them on packaging voluntarily in the official language or languages of the country. We defer to governments on the content of warnings except for content that vilifies tobacco companies or does not fairly represent the actual effects of smoking. However, we oppose excessively large health warnings. The data show that disproportionately increasing the size of health warnings does not effectively reduce tobacco consumption. Yet, such health warnings impede our ability to compete in the market by leaving insufficient space for our distinctive trademarks and pack designs.

Other Packaging Restrictions: Some governments have passed, or are seeking to pass, restrictions on packaging and labeling, including standardizing the shape, format and layout of packaging, as well as imposing broad restrictions on how the space left for branding and product descriptions can be used. Examples include prohibitions on: (1) the use of colors that are alleged to suggest that one brand is less harmful than others, (2) specific descriptive phrases deemed to be misleading, including, for example, “premium,” “full flavor,” “international,” “gold,” “silver,” and “menthol” and (3) in one country, all but one variant per brand. We oppose broad packaging restrictions because they unnecessarily limit brand and product differentiation, are anticompetitive, prevent us from providing adult smokers with information about our products, unduly restrict our intellectual property rights, and violate international trade agreements. In some instances, we have commenced litigation challenging such regulations. It is not possible to predict the outcome of these proceedings.

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

Reduced cigarette ignition propensity (“RCIP”) standards recommended by the FCTC guidelines, have been adopted in several of our markets (e.g., Australia, Canada, South Africa, South Korea, and the EU), and are being considered in several others. While the available evidence (namely, from two provinces in Canada, the State of New York and Sweden) so far suggests that the implementation of RCIP standards did not result in the predicted reduction of smoking-related fires, RCIP standards do increase production costs.

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

Restrictions on the Sale of Innovative Tobacco Products: Some governments have passed, or are seeking to pass, regulations that ban the sale of e-cigarettes or “emerging” tobacco products, including novel tobacco or nicotine products, such as smokeless tobacco - where no combustion takes place and no smoke is produced - dissolvable tobacco products or nicotine, and nicotine delivery systems (e.g., e-vapor products). These regulations might foreclose adult smoker access even to products that might be shown to present significantly less risk of harm than existing products. We oppose such blanket bans of products that may have the potential to reduce the harm of smoking. By contrast, we support regulation that sets strict standards and propels innovation to benefit adult smokers and public health.

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

Regulators in some countries have also called for the exclusion of tobacco from certain basic provisions of trade and investment agreements. The Trans-Pacific Partnership Agreement (“TPP”) includes a provision that denies “investors,” as defined in the TPP, access to the Investor State Dispute Settlement Mechanism to challenge “tobacco control measures.” None of the 12 parties to this agreement has yet ratified it. If this carve-out enters into force, we believe it would constitute unfair discrimination against a legal industry, be at odds with fundamental principles of international investment protection, and constitute a dangerous precedent for many other sectors.

In a limited number of markets, most notably Argentina and Japan, we are dependent on governmental approvals that may limit our pricing flexibility.

Illicit Trade: The illicit tobacco trade creates a cheap and unregulated supply of tobacco products, undermines efforts to reduce smoking, especially among youth, damages legitimate businesses, stimulates organized crime, increases corruption and reduces government tax revenue. Illicit trade may account for as much as 10% of global cigarette consumption; this includes counterfeit, contraband and the growing problem of “illicit whites,” which are cigarettes legally produced in one jurisdiction for the sole purpose of being exported and illegally sold in another jurisdiction where they have no legitimate market. We estimate that illicit trade in the European Union accounted for more than 10% of total cigarette consumption in 2015.

A number of jurisdictions are considering regulatory measures and government action to prevent illicit trade. In November 2012, the FCTC adopted the Protocol to Eliminate Illicit Trade in Tobacco Products (the “Protocol”), which includes supply chain control measures, such as licensing of manufacturers and distributors, enforcement in free trade zones, controls on duty free and Internet sales and the implementation of tracking and tracing technologies. To date, 54 countries have signed the Protocol and 15 countries have ratified it. The Protocol will come into force once the fortieth country ratifies it, after which countries must implement its measures via national legislation. It is not possible to predict whether other countries will sign or ratify the Protocol.

Additionally, we and our subsidiaries have entered into cooperation agreements with governments and authorities to support their anti-illicit trade efforts. For example, in 2004, we entered into a 12-year cooperation agreement with the EU and its member states that provides for cooperation with European law enforcement agencies on anti-contraband and on anti-counterfeit efforts. Under the terms of this agreement we make financial contributions of approximately $75 million per year (recorded as an expense in cost of sales when product is shipped) to support these efforts. We are also required to pay the excise taxes, VAT and customs duties on qualifying seizures of up to 450 million genuine PMI products in the EU in a given year, and five times the applicable taxes and duties if seizures exceed this threshold in a given year. To date, our payments for product seizures have been immaterial. The agreement is due to expire in July 2016. It is not possible to predict whether the EU will seek a renewal of the agreement.

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

Reduced-Risk Products: We use the term RRP to refer to products with the potential to reduce individual risk and population harm in comparison to smoking cigarettes.  Our RRPs are in various stages of development and commercialization, and we are conducting extensive and rigorous scientific studies to determine whether we can support claims for such products of reduced exposure to harmful and potentially harmful constituents in smoke and, ultimately, claims of reduced disease risk when compared to smoking cigarettes.  Before making any such claims, we will rigorously evaluate the full set of data from the relevant scientific studies to determine whether they substantiate reduced exposure or risk.  Any such claims may also be subject to government review and authorization, as is the case in the United States today. We draw upon a team of world-class scientists and engineers from a broad spectrum of scientific disciplines, and our efforts are guided by the following three key objectives:

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

Four RRP platforms are in various stages of development and commercialization readiness:

•
Platform 1, as discussed below, uses a precisely controlled heating device that we are commercializing under the iQOS brand name, into which a specially designed tobacco product under the Marlboro, Parliament and HeatSticks brand names is inserted and heated to generate an aerosol. Six short-term clinical studies have been completed. The study results show a substantial reduction in relevant biomarkers of exposure to harmful or potentially harmful constituents (“HPHCs”) in adult consumers who switched to iQOS compared to adult consumers who continued to smoke cigarettes over a five-day period. The conduct phase of two three-month clinical reduced-exposure studies conducted in Japan and the United States of America has also been completed. The final study report for Japan has been issued, and the report for the U.S. study is expected shortly. In these studies, we observed reduction in all 15 biomarkers of exposure to corresponding HPHCs measured in those who switched to iQOS compared to those who either continued to smoke cigarettes or quit smoking for the duration of the study. The reductions measured in those who switched to iQOS approached those that were observed in study participants who quit smoking for the duration of the study. We also initiated a 6+6 month exposure response study in December 2014, and expect the results regarding the first six-month term in the first quarter of 2017.

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

We are proceeding with the commercialization of RRPs. In January 2014, we announced an investment of up to €500 million over three years in our first manufacturing facility in the European Union and an associated pilot plant near Bologna, Italy, to produce our RRPs. The factory is designed to produce up to 30 billion units and started commercial production in the first quarter of 2016. It will initially manufacture Platform 1 tobacco sticks (HeatSticks).

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

As we work to develop evidence to substantiate the risk reduction potential of our products, we will review our ability to make claims of reduced exposure or risk based on applicable laws and regulations and, as we are already doing, engage with regulators and share the evidence with them. We are also engaging with the scientific community, sharing our assessment approach and the results we have generated. There can be no assurance that we will succeed in our efforts or that regulators will permit the marketing of our RRPs with substantiated claims of reduced exposure or risk as compared with smoking cigarettes.

In 2014, we introduced the iQOS system in pilot city launches in Nagoya, Japan, and in Milan, Italy. We commenced national expansion in Japan in September 2015. We launched iQOS in Switzerland in August 2015 and started pilot city launches in Moscow, Lisbon and Bucharest in November 2015. We also started our gradual expansion in Italy, beginning with Rome and Turin in December 2015. We started a pilot city launch in Kiev in February 2016. To date, the product has not been marketed with claims of reduced risk.

In December 2013, we established a strategic framework with Altria Group, Inc. (“Altria”) under which Altria will make available its e-vapor products exclusively to us for commercialization outside the United States of America, and we will make available two of our RRPs exclusively to Altria for commercialization in the United States of America. In March 2015, we launched Solaris, a Platform 4 e-vapor product licensed from Altria, in Spain. In December 2015, we introduced Solaris in Israel.

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

Other Legislation, Regulation or Governmental Action: In Argentina, the National Commission for the Defense of Competition issued a resolution in May 2010 in which it found that our affiliate's establishment in 1997 of a system of exclusive zonified distributors (“EZDs”) in Buenos Aires city and region was anticompetitive, despite having issued two prior decisions (in 1997 and 2000) in which it had found the establishment of the EZD system was not anticompetitive. In February 2016, the Commission closed the investigation without finding any fault on the part of our affiliate. This decision has been appealed.

In Germany, in October 2013, the Administrative District Office Munich, acting under the policy supervision of the Bavarian Ministry of Health and Environment, sent our German affiliate an order alleging that certain components of its Marlboro advertising campaign do not comply with the applicable tobacco advertising law, and requiring our affiliate to stop this particular campaign throughout Germany. Our affiliate filed a challenge in the Munich Administrative Court, which was granted in part and denied in part. At an appeals hearing in April 2014, before the Bavarian Higher Administrative Court, the parties agreed that our affiliate could continue the campaign with certain limitations on image visuals and text slogans for the duration of the court proceedings. In April 2015, the Administrative District Office Munich issued a revised order, which again required our affiliate to stop using core elements of this particular campaign within one to three months from the effective date of the order. Our affiliate again challenged the order in the Munich Administrative Court, and, in September 2015, the first instance court nullified the order. The decision was not appealed and is now final.

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

Governmental Investigations

From time to time, we are subject to governmental investigations on a range of matters. The Department of Special Investigations (“DSI”) of the government of Thailand has been conducting an investigation into alleged underpayment by Philip Morris (Thailand) Limited (“PM Thailand”) of customs duties and excise taxes of approximately $1.8 billion, relating to imports from Indonesia covering the period 2000-2003. PM Thailand has been cooperating with the Thai authorities and believes that its declared import prices are in compliance with the Customs Valuation Agreement of the WTO and Thai law.

Additionally, in November 2010, a WTO panel issued its decision in a dispute relating to facts that arose from August 2006 between the Philippines and Thailand concerning a series of Thai customs and tax measures affecting cigarettes imported by PM Thailand into Thailand from the Philippines (see Note 9. Contingencies for additional information). The WTO panel decision, which was upheld by the WTO Appellate Body, concluded that Thailand had no basis to find that PM Thailand's declared customs values and taxes paid were too low, as alleged by the DSI in 2009. The decision also created obligations for Thailand to revise its laws, regulations, or practices affecting the customs valuation and tax treatment of future cigarette imports. Thailand agreed in September 2011 to fully comply with the decision by October 2012. The Philippines contends that to date Thailand has not fully complied and is pursuing bilateral discussions with Thailand to address the outstanding issues. The Philippines has repeatedly expressed concerns with ongoing investigations by Thailand of PM Thailand, including those that led to the criminal charges described in Note 9. Contingencies, noting that these investigations appear to be based on grounds not supported by WTO customs valuation rules and inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies.

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

Asset Impairment and Exit Costs

In November 2015, we commenced the implementation of a restructuring program within our European Union segment. The program is expected to be completed by the end of 2017. In total, we expect to incur a total pre-tax charge of approximately $93 million for the program. During 2015, we recorded pre-tax exit costs of $68 million related to employee separation costs. In addition, as part of the total program, up to $25 million of pre-tax implementation costs, primarily related to costs for the project team and notice period payments, will be reflected in cost of sales and marketing, administration and research costs in our condensed consolidated statement of earnings.
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

Operating Results – Three Months Ended March 31, 2016
The following discussion compares operating results within each of our reportable segments for the three months ended March 31, 2016, with the three months ended March 31, 2015.

European Union:

European Union	For the Three Months Ended March 31,
(in millions)	2016	2015	Variance	%
Net revenues	$6,143	$6,222	$(79)	(1.3)%
Excise taxes on products	4,280	4,271	9	0.2%
Net revenues, excluding excise taxes on products	1,863	1,951	(88)	(4.5)%
Operating companies income	906	927	(21)	(2.3)%
For the three months ended March 31, 2016, net revenues, which include excise taxes billed to customers, decreased by $79 million. Excluding excise taxes, net revenues decreased by $88 million due to:

•	unfavorable currency ($155 million) and

•	unfavorable volume/mix ($6 million), partly offset by

•	price increases ($73 million).

The net revenues of the European Union segment include $335 million in 2016 and $352 million in 2015 related to sales of OTP. Excluding excise taxes, OTP net revenues for the European Union segment were $119 million in 2016 and $124 million in 2015.
Operating companies income decreased by $21 million during the three months ended March 31, 2016. This decrease was due primarily to:

•	unfavorable currency ($54 million),

•
higher marketing, administration and research costs ($42 million, reflecting the timing of the marketing support behind our cigarette brand portfolio, notably Marlboro in Germany; investments behind the commercialization of RRPs; and the implementation of the EU Tobacco Products Directive) and

•	unfavorable volume/mix ($12 million), partially offset by

•	price increases ($73 million) and

•	lower manufacturing costs ($16 million).

European Union - Industry Volume

The estimated total cigarette market in the European Union of 114.9 billion units increased by 0.6%, primarily reflecting improved macroeconomics, a lower prevalence of illicit trade and e-vapor products and, in certain geographies, the estimated favorable impact of immigration. The net impact of inventory movements in the quarter was immaterial.

The estimated total OTP market in the European Union of 38.4 billion cigarette equivalent units increased by 1.4%, reflecting a larger total fine cut market, up by 1.2% to 33.5 billion cigarette equivalent units.

European Union - PMI Shipment Volume and Market Share

Cigarette shipment volume and market share performance by brand are shown in the tables below:

European Union Cigarette Shipment Volume by Brand (Million Units)
	First-Quarter
	2016	2015	Change
Marlboro	22,700	21,904	3.6%
L&M	8,188	7,833	4.5%
Chesterfield	7,148	6,506	9.9%
Philip Morris	4,054	2,424	67.2%
Others	3,903	6,143	(36.5)%
Total EU	45,993	44,810	2.6%

European Union Cigarette Market Shares by Brand
	First-Quarter
			Change
	2016	2015	p.p.
Marlboro	19.1%	18.7%	0.4
L&M	7.0%	6.8%	0.2
Chesterfield	6.0%	5.8%	0.2
Philip Morris	3.3%	3.1%	0.2
Others	3.3%	3.7%	(0.4)
Total EU	38.7%	38.1%	0.6

Our cigarette shipment volume of 46.0 billion units increased by 2.6%, driven notably by France, Italy, Poland and Spain, partly offset by the United Kingdom, or by 2.1% excluding estimated favorable distributor inventory movements, mainly in Spain. Our cigarette market share increased by 0.6 points to 38.7%, with gains notably in France, Germany, Poland and Spain, partly offset by Italy and Portugal.

Our shipments of OTP of 5.6 billion cigarette equivalent units increased by 0.4%. Our total OTP market share decreased by 0.2 points to 14.1%.

European Union - Key Market Commentaries

In France, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	France Key Market Data
	First-Quarter
			Change
	2016	2015	% / p.p.
Total Cigarette Market (billion units)	10.7	10.6	1.0%

PMI Shipments (million units)	4,778	4,578	4.4%

PMI Cigarette Market Share
Marlboro	26.1%	25.4%	0.7
Philip Morris	10.1%	9.6%	0.5
Chesterfield	3.1%	3.3%	(0.2)
Others	2.8%	2.9%	(0.1)
Total	42.1%	41.2%	0.9

The estimated total cigarette market increased by 1.0%. Excluding the favorable net impact of estimated trade inventory movements, the total market increased by 0.5%, partly reflecting a lower prevalence of illicit trade and e-vapor products. The increase in our cigarette shipment volume mainly reflected the higher total cigarette market and market share growth, driven by Marlboro, benefiting from the positive performance of Marlboro 25s, launched in March 2015, as well as the launch of Philip Morris 25s and 100s in January 2016. The estimated total industry fine cut category of 3.5 billion cigarette equivalent units increased by 5.4%. Our market share of the category increased by 0.3 points to 25.4%.

In Germany, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Germany Key Market Data
	First-Quarter
			Change
	2016	2015	% / p.p.
Total Cigarette Market (billion units)	17.8	18.2	(1.7)%

PMI Shipments (million units)	6,767	6,745	0.3%

PMI Cigarette Market Share
Marlboro	22.9%	21.8%	1.1
L&M	11.8%	12.1%	(0.3)
Chesterfield	1.6%	1.7%	(0.1)
Others	1.6%	1.5%	0.1
Total	37.9%	37.1%	0.8

The estimated total cigarette market decreased by 1.7%. Excluding the unfavorable net impact of estimated trade inventory movements, the total market was essentially flat, principally reflecting a lower prevalence of illicit trade. The increase in our cigarette shipment volume mainly reflected higher market share, driven by Marlboro, principally reflecting the positive impact of the new Architecture 2.0 and marketing support, partly offset by L&M resulting from its moving off the round €5.00/pack price point in mid-2015. The estimated total industry fine cut category of 9.5 billion cigarette equivalent units decreased by 0.1%. Our market share of the category increased by 0.2 points to 12.7%.

In Italy, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Italy Key Market Data
	First-Quarter
			Change
	2016	2015	% / p.p.
Total Cigarette Market (billion units)	17.1	16.5	3.9%

PMI Shipments (million units)	9,846	9,650	2.0%

PMI Cigarette Market Share
Marlboro	24.4%	24.8%	(0.4)
Chesterfield	11.6%	10.5%	1.1
Philip Morris	9.0%	9.6%	(0.6)
Others	8.5%	9.2%	(0.7)
Total	53.5%	54.1%	(0.6)

The estimated total cigarette industry increased by 3.9%. Excluding the unfavorable net impact of estimated trade inventory movements, the total market increased by 4.6%, partly reflecting a lower prevalence of illicit trade and e-vapor products, as well as the estimated favorable impact of immigration. Although our cigarette shipments increased by 2.0%, market share decreased, due notably to Marlboro, largely reflecting its price increase in the first quarter of 2015 to €5.20 per pack from its round retail price point of €5.00 per pack, and low-price Philip Morris, impacted by the growth of the super-low price segment, partly offset by super-low price Chesterfield. The estimated total industry fine cut category of 1.5 billion cigarette equivalent units increased by 5.2%. Our market share of the category decreased by 1.9 points to 39.6%.

In Poland, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Poland Key Market Data
	First-Quarter
			Change
	2016	2015	% / p.p.
Total Cigarette Market (billion units)	10.1	9.8	3.1%

PMI Shipments (million units)	4,145	3,757	10.4%

PMI Cigarette Market Share
Marlboro	11.2%	10.6%	0.6
L&M	18.5%	17.6%	0.9
Chesterfield	8.6%	8.0%	0.6
Others	2.9%	2.3%	0.6
Total	41.2%	38.5%	2.7

The estimated total cigarette market increased by 3.1%, or by 5.6% excluding the unfavorable net impact of estimated trade inventory movements, driven primarily by a lower prevalence of e-vapor products and non-duty paid products. The increase in our cigarette shipment volume reflected the higher total market and higher market share, driven by Marlboro, reflecting the positive impact of the new Architecture 2.0, L&M, reflecting the positive impact of brand support, and Chesterfield, benefiting from its 100s and super-slims variants. The estimated total industry fine cut category of 1.1 billion cigarette equivalent units increased by 3.8%. Our market share of the category decreased by 8.2 points to 25.4%, mainly due to increased price competition at the bottom of the market.

In Spain, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Spain Key Market Data
	First-Quarter
			Change
	2016	2015	% / p.p.
Total Cigarette Market (billion units)	10.3	10.5	(1.3)%

PMI Shipments (million units)	4,022	3,567	12.7%

PMI Cigarette Market Share
Marlboro	17.7%	16.1%	1.6
Chesterfield	9.0%	9.4%	(0.4)
L&M	5.6%	6.0%	(0.4)
Others	1.9%	1.2%	0.7
Total	34.2%	32.7%	1.5

The estimated total cigarette market decreased by 1.3%, mainly due to unfavorable estimated trade inventory movements. Excluding these inventory movements, the estimated total cigarette market declined by 0.5%. Excluding the net impact of favorable inventory movements, our cigarette shipment volume increased by 3.1%, driven by higher market share reflecting the strong performance of Marlboro, benefiting from a round price point in the vending channel, the new Architecture 2.0, and an improving economy. The estimated total industry fine cut category of 2.1 billion cigarette equivalent units decreased by 3.9%. Our market share of the fine cut category decreased by 1.3 points to 13.1%.

Eastern Europe, Middle East & Africa:

Eastern Europe, Middle East & Africa	For the Three Months Ended March 31,
(in millions)	2016	2015	Variance	%
Net revenues	$3,997	$4,147	$(150)	(3.6)%
Excise taxes on products	2,395	2,363	32	1.4%
Net revenues, excluding excise taxes on products	1,602	1,784	(182)	(10.2)%
Operating companies income	633	866	(233)	(26.9)%

For the three months ended March 31, 2016, net revenues, which include excise taxes billed to customers, decreased by $150 million. Excluding excise taxes, net revenues decreased by $182 million due to:

•	unfavorable currency ($203 million) and

•	unfavorable volume/mix ($90 million), partly offset by

•	price increases ($111 million).

Operating companies income decreased by $233 million during the three months ended March 31, 2016. This decrease was due primarily to:

•	unfavorable currency ($177 million),

•	unfavorable volume/mix ($106 million) and

•	higher marketing, administration and research costs ($58 million, reflecting the timing of marketing and sales investments, including those behind the commercialization of iQOS), partly offset by

•	price increases ($111 million).

Eastern Europe, Middle East & Africa - PMI Cigarette Shipment Volume

Despite a difficult comparison with the first quarter of 2015 in which our cigarette shipment volume grew by 4.2%, excluding acquisitions, our cigarette shipment volume of 63.1 billion units in the quarter increased by 0.8%, or by 0.4% excluding the favorable net impact of estimated inventory movements, mainly reflecting growth in Egypt and Tunisia in North Africa, Turkey and Ukraine, partly offset by Algeria and Russia.

Our cigarette shipment volume of premium brands decreased by 2.7%, mainly due to: Marlboro, down by 8.7% to 17.5 billion units, mainly due to North Africa, partly offset by Saudi Arabia and Turkey, partly offset by Parliament, up by 0.7% to 7.3 billion units, primarily driven by Turkey. Our cigarette shipment volume of L&M increased by 8.6% to 12.9 billion units, mainly driven by North Africa, principally Egypt, and Ukraine, partly offset by Russia and Saudi Arabia.

Eastern Europe, Middle East & Africa - Key Market Commentaries

In North Africa (defined as Algeria, Egypt, Libya, Morocco and Tunisia), estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	North Africa Key Market Data
	First-Quarter
			Change
	2016	2015	% / p.p.
Total Cigarette Market (billion units)	34.0	32.4	5.1%

PMI Shipments (million units)	10,230	9,202	11.2%

PMI Cigarette Market Share
Marlboro	7.4%	14.8%	(7.4)
L&M	14.3%	10.8%	3.5
Others	3.0%	2.0%	1.0
Total	24.7%	27.6%	(2.9)

The estimated total market increased by 5.1%, principally due to Egypt. Excluding net favorable distributor inventory movements, mainly in Morocco and Tunisia, our cigarette shipment volume decreased by 5.7%. Our market share decreased, mainly due to Marlboro in Algeria, Egypt and Libya, partly offset by L&M in Egypt and Next in "Others" in Morocco.

In Russia, estimated industry size, our cigarette shipment volume and February quarter-to-date market share performance, as measured by Nielsen, are shown in the table below.

	Russia Key Market Data
	First-Quarter
			Change
	2016	2015	% / p.p.
Total Cigarette Market (billion units)	57.8	61.5	(6.0)%

PMI Shipments (million units)	17,809	19,008	(6.3)%

PMI Cigarette Market Share
Marlboro	1.4%	1.4%	—
Parliament	3.9%	4.0%	(0.1)
Bond Street	8.4%	8.0%	0.4
Others	14.1%	14.6%	(0.5)
Total	27.8%	28.0%	(0.2)

The estimated total cigarette market decreased by 6.0%, mainly due to the impact of excise tax-driven retail price increases. Excluding the unfavorable net impact of estimated distributor inventory movements, our cigarette shipment volume declined by 4.8%, mainly reflecting the lower total market, and lower market share due to a decline of mid-price L&M and Chesterfield, partly offset by super-low Next/Dubliss in "Others."

In Turkey, estimated industry size, our cigarette shipment volume and February quarter-to-date market share performance, as measured by Nielsen, are shown in the table below.

	Turkey Key Market Data
	First-Quarter
			Change
	2016	2015	% / p.p.
Total Cigarette Market (billion units)	22.3	20.0	11.7%

PMI Shipments (million units)	10,345	9,271	11.6%

PMI Cigarette Market Share
Marlboro	10.0%	8.9%	1.1
Parliament	11.5%	11.5%	—
Lark	7.8%	7.3%	0.5
Others	14.6%	15.6%	(1.0)
Total	43.9%	43.3%	0.6

The estimated total cigarette market increased by 11.7%, mainly due to a lower prevalence of illicit trade, as well as the estimated favorable impact of immigration. The increase in our cigarette shipment volume was mainly driven by a higher total market and market share, led by Marlboro, partly offset by L&M and Chesterfield in "Others" reflecting the impact of competitive price repositioning.

In Ukraine, estimated industry size, our cigarette shipment volume and February quarter-to-date market share performance, as measured by Nielsen, are shown in the table below.

	Ukraine Key Market Data
	First-Quarter
			Change
	2016	2015	% / p.p.
Total Cigarette Market (billion units)	17.3	14.8	17.3%

PMI Shipments (million units)	5,647	4,608	22.5%

PMI Cigarette Market Share
Marlboro	3.2%	4.7%	(1.5)
Parliament	2.7%	3.1%	(0.4)
Bond Street	10.2%	8.0%	2.2
Others	13.5%	16.2%	(2.7)
Total	29.6%	32.0%	(2.4)

The estimated total market increased by 17.3%, or by 12.5% excluding the favorable net impact of estimated trade inventory movements, mainly driven by a lower prevalence of illicit trade. The increase in our cigarette shipment volume reflected the higher total cigarette market. The decrease in our market share, as measured by Nielsen, was primarily due to Marlboro, reflecting the impact of widened price gaps, and Chesterfield and President in "Others," mainly resulting from competitive price pressure in the low price segment, partially offset by low price Bond Street, and L&M in "Others."

Asia:

Asia	For the Three Months Ended March 31,
(in millions)	2016	2015	Variance	%
Net revenues	$4,689	$4,764	$(75)	(1.6)%
Excise taxes on products	2,721	2,609	112	4.3%
Net revenues, excluding excise taxes on products	1,968	2,155	(187)	(8.7)%
Operating companies income	778	934	(156)	(16.7)%
For the three months ended March 31, 2016, net revenues, which include excise taxes billed to customers, decreased by $75 million. Excluding excise taxes, net revenues decreased by $187 million due to:

•	unfavorable currency ($150 million) and

•	unfavorable volume/mix ($46 million), partly offset by

•	price increases ($9 million).

Operating companies income decreased by $156 million during the three months ended March 31, 2016. This decrease was due primarily to:

•	unfavorable volume/mix ($88 million),

•	unfavorable currency ($63 million) and

•
higher marketing, administration and research costs ($27 million, mainly in Indonesia, notably related to cigarette brand support, and Japan, primarily related to the commercialization of iQOS), partly offset by

•	lower manufacturing costs ($14 million) and

•	price increases ($9 million).

Asia - PMI Cigarette Shipment Volume

Our cigarette shipment volume of 65.2 billion units decreased by 7.0%, mainly due to Indonesia, Pakistan and the Philippines, partly offset by Korea. Net inventory movements in the quarter were immaterial.

Cigarette shipment volume of Marlboro of 18.9 billion units increased by 5.1%, predominantly driven by Korea and the Philippines, partly offset by Indonesia and Vietnam. Cigarette shipment volume of Parliament of 2.4 billion units increased by 28.5%, driven by Korea. Cigarette shipment volume of Lark of 4.3 billion units decreased by 5.6%, mainly due to Japan.

Asia - Key Market Commentaries
In Indonesia, estimated industry size, our cigarette shipment volume, market share and segmentation performance are shown in the table below.

	Indonesia Key Market Data
	First-Quarter
			Change
	2016	2015	% / p.p.
Total Cigarette Market (billion units)	73.7	78.3	(5.9)%

PMI Shipments (million units)	25,142	27,684	(9.2)%

PMI Cigarette Market Share
Sampoerna A	14.6%	14.9%	(0.3)
Dji Sam Soe	6.8%	7.0%	(0.2)
U Mild	4.3%	5.0%	(0.7)
Others	8.4%	8.5%	(0.1)
Total	34.1%	35.4%	(1.3)

	Indonesia Segmentation Data
	First-Quarter
			Change
	2016	2015	p.p.
Segment % of Total Market
Hand-Rolled Kretek (SKT)	18.3%	19.2%	(0.9)
Machine-Made Kretek (SKM)	75.6%	74.6%	1.0
Whites (SPM)	6.1%	6.2%	(0.1)
Total	100.0%	100.0%	—

PMI % Share of Segment
Hand-Rolled Kretek (SKT)	39.8%	37.7%	2.1
Machine-Made Kretek (SKM)	28.9%	30.9%	(2.0)
Whites (SPM)	81.4%	81.2%	0.2

The estimated total cigarette market decreased by 5.9%, mainly due to a soft economy and the impact of price increases, as well as an unfavorable comparison with the first quarter of 2015 in which the estimated total cigarette market increased by 6.0%. The decrease in our cigarette shipments was principally due to the lower estimated total cigarette market and lower market share, mainly reflecting the soft performance of our SKM portfolio due to competitors' discounted product offerings, partly offset by share gains in the SKT segment.

In Japan, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Japan Key Market Data
	First-Quarter
			Change
	2016	2015	% / p.p.
Total Cigarette Market (billion units)	43.5	42.5	2.3%

PMI Shipments (million units)	11,551	11,846	(2.5)%

PMI Cigarette Market Share
Marlboro	10.6%	11.5%	(0.9)
Parliament	2.4%	2.3%	0.1
Lark	9.3%	9.9%	(0.6)
Others	1.7%	1.9%	(0.2)
Total	24.0%	25.6%	(1.6)

The estimated total cigarette market increased by 2.3%, driven by estimated retail trade inventory movements and adult smoker purchases ahead of the April 2016 price increase of certain brands of our key competitor. Excluding these favorable inventory movements, the estimated total cigarette market was essentially flat, reflecting a favorable comparison with the first quarter of 2015. The decrease in our cigarette shipments in the quarter was due to lower cigarette market share. This decline in our cigarette market share reflected the unfavorable impact of the inventory movements mentioned above, as well as competitors' differentiated menthol taste product offerings.

Following the September 2015 roll-out of iQOS into a geographic expansion area representing approximately 60% of the adult smoker population at year-end 2015, Marlboro HeatSticks offtake share reached 1.8% in the first quarter of 2016, which equates to a first-quarter estimated national market share of approximately 0.8%.  Offtake share represents select C-Store sales volume for HeatSticks as a percentage of the total estimated retail sales volume for cigarettes and HeatSticks. This iQOS volume is not included in the PMI cigarette market share or shipment data shown in the table above.

In Korea, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Korea Key Market Data
	First-Quarter
			Change
	2016	2015	% / p.p.
Total Cigarette Market (billion units)	17.0	12.1	40.9%

PMI Shipments (million units)	3,543	2,458	44.2%

PMI Cigarette Market Share
Marlboro	9.4%	9.5%	(0.1)
Parliament	7.5%	6.9%	0.6
Virginia S.	3.4%	3.9%	(0.5)
Others	0.6%	0.6%	—
Total	20.9%	20.9%	—

The estimated total cigarette market increased by 40.9%, mainly driven by a favorable comparison with the first quarter of 2015 that was negatively impacted by the disruptive excise tax increase of 120% and related price increases, as well as the reversal of estimated trade inventory built up in the fourth quarter of 2014 in anticipation of the tax increase. Excluding the impact of these estimated inventory movements, the total cigarette market increased by approximately 14.4%. The increase in our cigarette shipment volume mainly reflected these same dynamics.

In the Philippines, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Philippines Key Market Data
	First-Quarter
			Change
	2016	2015	% / p.p.
Total Cigarette Market (billion units)	19.7	22.0	(10.8)%

PMI Shipments (million units)	14,474	15,904	(9.0)%

PMI Cigarette Market Share
Marlboro	27.5%	18.7%	8.8
Fortune	25.0%	27.8%	(2.8)
Jackpot	9.0%	14.2%	(5.2)
Others	12.1%	11.5%	0.6
Total	73.6%	72.2%	1.4

The estimated total cigarette market decreased by 10.8%, mainly due to the impact of price increases, notably in the fourth quarter of 2015 ahead of the January 2016 excise tax increase. The decline in our cigarette shipment volume reflected the impact of these price increases, particularly on our low and super-low price brands, Fortune and Jackpot. The increase in our cigarette market share in the quarter was driven by Marlboro, benefiting from its narrowed price gap with lower-priced brands.

Latin America & Canada:

Latin America & Canada	For the Three Months Ended March 31,
(in millions)	2016	2015	Variance	%
Net revenues	$1,959	$2,219	$(260)	(11.7)%
Excise taxes on products	1,309	1,493	(184)	(12.3)%
Net revenues, excluding excise taxes on products	650	726	(76)	(10.5)%
Operating companies income	229	230	(1)	(0.4)%

For the three months ended March 31, 2016, net revenues, which include excise taxes billed to customers, decreased by $260 million. Excluding excise taxes, net revenues decreased by $76 million due to:

•	unfavorable currency ($183 million), partly offset by

•	price increases ($79 million) and

•	favorable volume/mix ($28 million).

Operating companies income was essentially flat during the three months ended March 31, 2016 as:

•	unfavorable currency ($89 million) and

•	higher manufacturing costs ($13 million), were offset by

•	price increases ($79 million) and

•	favorable volume/mix ($23 million).

Latin America & Canada - PMI Cigarette Shipment Volume and Market Share

Our cigarette shipment volume of 21.7 billion units increased by 2.4%, mainly driven by Mexico, partly offset by Argentina.

Shipment volume of Marlboro of 8.9 billion units increased by 8.5% and its Regional market share increased by 1.2 points to an estimated 15.9%, primarily driven by Brazil, up by 0.4 points to 10.0%, Colombia, up by 0.4 points to 9.2%, and Mexico, up by 3.2 points to 48.6%, partly offset by Argentina, down by 0.6 points to 24.1%. Shipment volume of Philip Morris of 4.6 billion units decreased by 3.8%, mainly due to Argentina.

Latin America & Canada - Key Market Commentaries

In Argentina, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Argentina Key Market Data
	First-Quarter
			Change
	2016	2015	% / p.p.
Total Cigarette Market (billion units)	9.7	10.3	(5.5)%

PMI Shipments (million units)	7,526	8,123	(7.4)%

PMI Cigarette Market Share
Marlboro	24.1%	24.7%	(0.6)
Parliament	2.0%	2.2%	(0.2)
Philip Morris	44.8%	44.7%	0.1
Others	6.5%	7.3%	(0.8)
Total	77.4%	78.9%	(1.5)

The estimated total cigarette market decreased by 5.5%, or by 4.3% excluding the unfavorable net impact of trade inventory movements, mainly due to a soft economic environment and the impact of price increases. The decrease in our shipment volume reflected the impact of the same dynamics as for the total market. Our lower cigarette market share primarily reflected the growth in competitors' super-low priced products that was fueled by in-switching from illicit trade. Our share of the growing capsule segment, up by 2.2 points to represent 18.0% of the total market, increased by 1.3 points to 73.7%.

In Canada, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Canada Key Market Data
	First-Quarter
			Change
	2016	2015	% / p.p.
Total Cigarette Market (billion units)	5.5	5.5	(0.4)%

PMI Shipments (million units)	2,184	2,053	6.4%

PMI Cigarette Market Share
Belmont	3.8%	3.1%	0.7
Canadian Classics	10.9%	10.5%	0.4
Next	11.8%	10.5%	1.3
Others	13.4%	13.3%	0.1
Total	39.9%	37.4%	2.5

The estimated total cigarette market decreased by 0.4%, or increased by 6.0% excluding the unfavorable impact of estimated competitors' trade inventory movements, mainly driven by improved consumer spending. The increase in our cigarette shipment volume was principally driven by higher cigarette market share, largely benefiting from the aforementioned inventory movements.
In Mexico, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Mexico Key Market Data
	First-Quarter
			Change
	2016	2015	% / p.p.
Total Cigarette Market (billion units)	8.7	7.5	15.2%

PMI Shipments (million units)	5,982	4,995	19.7%

PMI Cigarette Market Share
Marlboro	48.6%	45.4%	3.2
Delicados	10.1%	10.9%	(0.8)
Benson & Hedges	4.3%	4.6%	(0.3)
Others	6.0%	5.4%	0.6
Total	69.0%	66.3%	2.7

The estimated total cigarette market increased by 15.2%, or by 3.2% excluding the favorable net impact of estimated trade inventory movements related to the timing of price increases, primarily reflecting improved market conditions and a lower prevalence of illicit trade. The increase in our cigarette shipment volume and market share benefited from the same dynamics as for the total cigarette market.

Financial Review
Net Cash Provided by (Used in) Operating Activities
During the first quarter of 2016, net cash provided by operating activities was $462 million, compared with net cash used of $375 million during the first quarter of 2015. The change was due primarily to favorable currency movements of $751 million, lower cash payments related to asset impairment and exit costs, and lower working capital requirements, partially offset by higher pension plan contributions.

Excluding currency, the favorable movements in working capital were due primarily to the following:

•	less cash used for accrued liabilities and other current assets, primarily due to the timing of payments for excise taxes; mostly offset by

•	less cash provided by inventories, primarily due to stock movements related to tax-driven price increases.

Net Cash Provided by (Used in) Investing Activities
During the first quarter of 2016, net cash used in investing activities was $419 million, compared with net cash provided of $68 million during first quarter of 2015. This change was due principally to cash collateral movements, primarily from derivatives designated as net investment hedges.
Our capital expenditures were $226 million and $203 million during the three months ended March 31, 2016 and 2015, respectively. The 2016 expenditures were primarily related to investments in RRPs, productivity-enhancing programs, and equipment for new products.

Net Cash Provided by (Used in) Financing Activities
During the first quarter of 2016, net cash used in financing activities was $593 million, compared with net cash provided of $525 million during the first quarter of 2015. The change was due primarily to lower cash proceeds from short-term borrowing activity (primarily movement of commercial paper), partially offset by higher proceeds from long-term debt (primarily the $2.0 billion proceeds in the first three months of 2016 from our U.S. dollar debt issuances.)

Dividends paid in the first quarter of 2016 and 2015 were $1,585 million and $1,555 million, respectively. The increase primarily reflects a higher dividend rate in 2016.
Debt and Liquidity
We define cash and cash equivalents as short-term, highly liquid investments, readily convertible to known amounts of cash that mature within a maximum of three months and have an insignificant risk of change in value due to interest rate or credit risk changes. As a policy, we do not hold any investments in structured or equity-linked products. Our cash and cash equivalents are predominantly held in short-term bank deposits with institutions that have investment-grade long-term credit rating.
Credit Ratings – The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. On March 21, 2016, Standard & Poor's affirmed our long-term credit rating at "A" and short-term at "A-1," but revised our outlook to "Negative" from "Stable." On July 10, 2015, Fitch affirmed our long-term credit rating at "A" and short-term at "F1," but revised our outlook to "Negative" from "Stable." We do not expect the Standard & Poor's and Fitch negative outlooks to impact our borrowing costs. On August 19, 2015, Moody's affirmed our long-term credit rating at "A2" and short-term at "P-1," as well as our "Stable" outlook. At March 31, 2016, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Negative
Fitch	F1	A	Negative

Credit Facilities – On January 27, 2016, we entered into an agreement to amend and extend our existing $2.0 billion 364-day revolving credit facility from February 9, 2016 to February 7, 2017.  On January 27, 2016, we also entered into an agreement to extend the term of our existing $2.5 billion multi-year revolving credit facility from February 28, 2020 to February 28, 2021.
At March 31, 2016, our committed credit facilities and commercial paper outstanding were as follows:

(in billions)
Type	Committed Credit Facilities	Commercial Paper
364-day revolving credit, expiring February 7, 2017	$2.0
Multi-year revolving credit, expiring February 28, 2021	2.5
Multi-year revolving credit, expiring October 1, 2020	3.5
Total facilities	$8.0
Commercial paper outstanding		$—
At March 31, 2016, there were no borrowings under the committed credit facilities, and the entire committed amounts were available for borrowing.
All banks participating in our committed credit facilities have an investment-grade long-term credit rating from the credit rating agencies. We continuously monitor the credit quality of our banking group, and at this time we are not aware of any potential non-performing credit provider.
Each of these facilities requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“consolidated EBITDA”) to consolidated interest expense of not less than 3.5 to 1.0 on a rolling four-quarter basis. At March 31, 2016, our ratio calculated in accordance with the agreements was 10.2 to 1.0. These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require us to post collateral. We expect to continue to meet our covenants. The terms “consolidated EBITDA” and “consolidated interest expense,” both of which include certain adjustments, are defined in the facility agreements previously filed with the U.S. Securities and Exchange Commission.
In addition to the committed credit facilities discussed above, certain of our subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $2.6 billion at

March 31, 2016 and $2.9 billion at December 31, 2015, are for the sole use of our subsidiaries. Borrowings under these arrangements amounted to $673 million at March 31, 2016, and $825 million at December 31, 2015.
Commercial Paper Program – We have commercial paper programs in place in the U.S. and in Europe. Our commercial paper programs in place in the U.S. and in Europe currently have an aggregate issuance capacity of $8.0 billion.

At March 31, 2016 and December 31, 2015, we had no commercial paper outstanding.
We expect that the existence of the commercial paper program and the committed credit facilities, coupled with our operating cash flows, will enable us to meet our liquidity requirements.

Sale of Accounts Receivable – To mitigate credit risk and enhance cash and liquidity management we sell trade receivables to unaffiliated financial institutions. These arrangements allow us to sell, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold are generally short-term in nature and are removed from the condensed consolidated balance sheets. We sell trade receivables under two types of arrangements, servicing and nonservicing.

PMI’s operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of March 31, 2016, and March 31, 2015 were $589 million and $108 million, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows.

For further details, see Note 17. Sale of Accounts Receivable to our condensed consolidated financial statements.

Debt – Our total debt was $29.8 billion at March 31, 2016 and $28.5 billion at December 31, 2015.

On February 21, 2014, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.
Our debt issuances in the first three months of 2016 were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity

U.S. dollar notes	(a)	$500	1.375%	February 2016	February 2019
U.S. dollar notes	(a)	$750	1.875%	February 2016	February 2021
U.S. dollar notes	(a)	$750	2.750%	February 2016	February 2026

(a) Interest on these notes is payable semi-annually in arrears beginning in August 2016.
The net proceeds from the sale of the securities listed in the table above will be used for general corporate purposes.
Guarantees – At March 31, 2016, we were contingently liable for $0.7 billion of guarantees of our own performance, which were primarily related to excise taxes on the shipment of our products. There is no liability in the condensed consolidated financial statements associated with these guarantees. At March 31, 2016, our third-party guarantees were insignificant.

Equity and Dividends

In May 2012, our stockholders approved the Philip Morris International Inc. 2012 Performance Incentive Plan (the “2012 Plan”). Under the 2012 Plan, we may grant to eligible employees restricted stock, restricted stock units and deferred stock units (collectively referred to as restricted share units), performance-based cash incentive awards and performance-based equity awards. Up to 30 million shares of our common stock may be issued under the 2012 Plan. At March 31, 2016, shares available for grant under the 2012 Plan were 21,608,980.

As discussed in Note 3. Stock Plans to our condensed consolidated financial statements, during the three months ended March 31, 2016, we granted 1.2 million shares of restricted share units ("RSU") awards to eligible employees at a weighted-average grant date fair value of $89.02 per share. During the same period, we also granted 0.4 million shares of performance share units ("PSU") awards to certain executives.

On August 1, 2012, we began repurchasing shares under a three-year $18.0 billion share repurchase program that was authorized by our Board of Directors in June 2012. From August 1, 2012 through December 31, 2014, we repurchased 144.6 million shares of our common stock at a cost of $12.7 billion under this repurchase program. Our authorized three-year share repurchase program of $18 billion expired in August 2015. During 2015, we did not repurchase any shares under this program. On February 4, 2016, we announced that we do not plan any share repurchases in 2016.
Dividends paid in the first three months of 2016 were $1.6 billion. During the third quarter of 2015, our Board of Directors approved a 2.0% increase in the quarterly dividend to $1.02 per common share. As a result, the present annualized dividend rate is $4.08 per common share.

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
We compete primarily on the basis of product quality, brand recognition, brand loyalty, taste, innovation, packaging, service, marketing, advertising and price. We are subject to highly competitive conditions in all aspects of our business. The competitive environment and our competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors' introduction of lower-price products or innovative products, higher tobacco product taxes, higher absolute prices and larger gaps between retail price categories, and product regulation that diminishes the ability to differentiate tobacco products. Competitors include three large international tobacco companies and several regional and local tobacco companies and, in some instances, state-owned tobacco enterprises, principally in Algeria, the People's Republic of China, Egypt, Taiwan, Thailand and Vietnam. Industry consolidation and privatizations of state-owned enterprises have led to an overall increase in competitive pressures. Some competitors have different profit and volume objectives and some international competitors are susceptible to changes in different currency exchange rates.
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

We continue to seek ways to develop commercially viable new product technologies with the potential to reduce exposure to harmful constituents in smoke and individual risk and population harm, all in comparison to smoking cigarettes. Our goal is to develop and commercialize products whose potential to reduce exposure to harmful and potentially harmful constituents, individual risk and population harm can be substantiated by rigorous scientific studies and that provide adult smokers the taste, sensory experience, nicotine delivery profile and ritual characteristics that are similar to those currently provided by cigarettes. We may not succeed in these efforts. If we do not succeed, but others do, we may be at a competitive disadvantage. Furthermore, we cannot predict whether regulators will permit the marketing of tobacco products or other nicotine-containing products with claims of reduced exposure or risk as compared with smoking cigarettes. A prohibition on any such claims could significantly undermine the commercial viability of these products.
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
Because we are a U.S. holding company, our most significant source of funds is distributions from our non-U.S. subsidiaries. Under current U.S. tax law, in general we do not pay U.S. taxes on our foreign earnings until they are repatriated to the U.S. as distributions from our non-U.S. subsidiaries. These distributions may result in a residual U.S. tax cost. It may be advantageous to us in certain circumstances to significantly increase the amount of such distributions, which could result in a material increase in our overall effective tax rate. Additionally, the Obama Administration has indicated that it favors changes in U.S. tax law that would fundamentally change how our earnings are taxed in the U.S. If enacted and depending upon its precise terms, such legislation could increase our overall effective tax rate. Certain countries in which we operate have adopted or could institute currency exchange controls that limit or prohibit our local subsidiaries' ability to convert local currency into U.S. dollars or to make payments outside the country. This could subject us to the risks of local currency devaluation and business disruption.

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
Information regarding Risk Factors appears in “MD&A – Cautionary Factors That May Affect Future Results,” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity for each of the three months in the quarter ended March 31, 2016 was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2016 – January 31, 2016 (1)	—	$—	—	$—
February 1, 2016 – February 29, 2016 (1)	—	$—	—	$—
March 1, 2016 – March 31, 2016 (1)	—	$—	—	$—
Pursuant to Publicly Announced Plans or Programs	—	$—
January 1, 2016 – January 31, 2016 (3)	807	$87.64
February 1, 2016 – February 29, 2016 (3)	231,729	$90.98
March 1, 2016 – March 31, 2016 (3)	3,286	$92.84
For the Quarter Ended March 31, 2016	235,822	$90.99

(1)	Our authorized three-year share repurchase program of $18 billion expired in August 2015. During this reporting period, we did not have an authorized share repurchase program.

(2)	Aggregate number of shares repurchased under the above-mentioned share repurchase program as of the end of the period presented.

(3)	Shares repurchased represent shares tendered to us by employees who vested in deferred stock awards and used shares to pay all, or a portion of, the related taxes.

Item 6.	Exhibits.

3.1
Amended and Restated By-Laws of Philip Morris International Inc., effective as of September 16, 2015 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed September 18, 2015).

10.1
Amendment No. 2 to the Credit Agreement, effective February 9, 2016, among Philip Morris International Inc., the lenders named therein and Citibank Europe PLC, UK Branch, as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 28, 2016).

10.2
Form of Extension Agreement, effective February 28, 2016, among Philip Morris International Inc., each lender named therein, J.P. Morgan Europe Limited, as facility agent, and JPMorgan Chase Bank, N.A., as swingline agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed January 28, 2016).

10.3	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 9, 2016).

10.4	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 9, 2016).

12	Statement regarding computation of ratios of earnings to fixed charges.

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

April 26, 2016