Form 10-Q
period 2016-06-30
Philip Morris International Inc.
filed 2016-07-26
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At July 22, 2016, there were 1,551,326,987 shares outstanding of the registrant’s common stock, no par value per share.

PHILIP MORRIS INTERNATIONAL INC.

In this report, “PMI,” “we,” “us” and “our” refer to Philip Morris International Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$3,814	$3,417
Receivables (less allowances of $42 in 2016 and $58 in 2015)	3,085	2,778
Inventories:
Leaf tobacco	2,866	2,640
Other raw materials	1,511	1,613
Finished product	3,612	4,220
	7,989	8,473
Deferred income taxes	469	488
Other current assets	689	648
Total current assets	16,046	15,804
Property, plant and equipment, at cost	12,320	11,767
Less: accumulated depreciation	6,389	6,046
	5,931	5,721
Goodwill (Note 5)	7,622	7,415
Other intangible assets, net (Note 5)	2,603	2,623
Investments in unconsolidated subsidiaries (Note 15)	948	890
Other assets	1,652	1,503
TOTAL ASSETS	$34,802	$33,956

See notes to condensed consolidated financial statements.
Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share data)
(Unaudited)

	June 30, 2016	December 31, 2015
LIABILITIES
Short-term borrowings (Note 11)	$696	$825
Current portion of long-term debt (Note 11)	1,175	2,405
Accounts payable	1,547	1,289
Accrued liabilities:
Marketing and selling	599	640
Taxes, except income taxes	4,488	5,121
Employment costs	735	903
Dividends payable	1,591	1,589
Other	1,121	1,438
Income taxes	665	970
Deferred income taxes	55	206
Total current liabilities	12,672	15,386
Long-term debt (Note 11)	28,098	25,250
Deferred income taxes	1,463	1,543
Employment costs	2,552	2,566
Other liabilities	816	687
Total liabilities	45,601	45,432
Contingencies (Note 9)
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2016 and 2015)	—	—
Additional paid-in capital	1,907	1,929
Earnings reinvested in the business	29,985	29,842
Accumulated other comprehensive losses	(8,955)	(9,402)
	22,937	22,369
Less: cost of repurchased stock (557,991,704 and 559,972,262 shares in 2016 and 2015, respectively)	35,493	35,613
Total PMI stockholders’ deficit	(12,556)	(13,244)
Noncontrolling interests	1,757	1,768
Total stockholders’ deficit	(10,799)	(11,476)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$34,802	$33,956

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
Net revenues	$35,829	$36,115
Cost of sales	4,460	4,607
Excise taxes on products	23,097	22,640
Gross profit	8,272	8,868
Marketing, administration and research costs	3,009	3,062
Amortization of intangibles	37	43
Operating income	5,226	5,763
Interest expense, net	470	534
Earnings before income taxes	4,756	5,229
Provision for income taxes	1,346	1,528
Equity (income)/loss in unconsolidated subsidiaries, net	(37)	(49)
Net earnings	3,447	3,750
Net earnings attributable to noncontrolling interests	129	68
Net earnings attributable to PMI	$3,318	$3,682
Per share data (Note 7):
Basic earnings per share	$2.13	$2.37
Diluted earnings per share	$2.13	$2.37
Dividends declared	$2.04	$2.00

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended June 30,
	2016	2015
Net revenues	$19,041	$18,763
Cost of sales	2,364	2,378
Excise taxes on products	12,392	11,904
Gross profit	4,285	4,481
Marketing, administration and research costs	1,513	1,568
Amortization of intangibles	19	21
Operating income	2,753	2,892
Interest expense, net	223	259
Earnings before income taxes	2,530	2,633
Provision for income taxes	716	743
Equity (income)/loss in unconsolidated subsidiaries, net	(28)	(26)
Net earnings	1,842	1,916
Net earnings attributable to noncontrolling interests	54	29
Net earnings attributable to PMI	$1,788	$1,887
Per share data (Note 7):
Basic earnings per share	$1.15	$1.21
Diluted earnings per share	$1.15	$1.21
Dividends declared	$1.02	$1.00

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
Net earnings	$3,447	$3,750
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustment:
Unrealized gains (losses), net of income taxes of $47 in 2016 and ($330) in 2015	538	(1,417)
Change in net loss and prior service cost:
Net losses and prior service costs, net of income taxes of $3 in 2016 and $- in 2015	(10)	—
Amortization of net losses, prior service costs and net transition costs, net of income taxes of ($17) in 2016 and ($24) in 2015	110	110
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $30 in 2016 and ($6) in 2015	(173)	66
(Gains) losses transferred to earnings, net of income taxes of ($3) in 2016 and $8 in 2015	3	(66)
Total other comprehensive earnings (losses)	468	(1,307)
Total comprehensive earnings	3,915	2,443
Less comprehensive earnings attributable to:
Noncontrolling interests	150	42
Comprehensive earnings attributable to PMI	$3,765	$2,401

See notes to condensed consolidated financial statements

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended June 30,
	2016	2015
Net earnings	$1,842	$1,916
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of ($115) in 2016 and $104 in 2015	—	(74)
Change in net loss and prior service cost:
Amortization of net losses, prior service costs and net transition costs, net of income taxes of ($9) in 2016 and ($12) in 2015	55	54
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $13 in 2016 and ($4) in 2015	(111)	41
(Gains) losses transferred to earnings, net of income taxes of ($2) in 2016 and $5 in 2015	10	(39)
Total other comprehensive earnings (losses)	(46)	(18)
Total comprehensive earnings	1,796	1,898
Less comprehensive earnings attributable to:
Noncontrolling interests	49	28
Comprehensive earnings attributable to PMI	$1,747	$1,870

See notes to condensed consolidated financial statements

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Six Months Ended June 30, 2016 and 2015
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, January 1, 2015	$—	$710	$29,249	$(6,826)	$(35,762)	$1,426	$(11,203)
Net earnings			3,682			68	3,750
Other comprehensive earnings (losses), net of income taxes				(1,281)		(26)	(1,307)
Issuance of stock awards		(66)			139		73
Dividends declared ($2.00 per share)			(3,109)				(3,109)
Payments to noncontrolling interests						(115)	(115)
Purchase price activity for subsidiary shares from noncontrolling interests (Note 16)		113					113
Balances, June 30, 2015	$—	$757	$29,822	$(8,107)	$(35,623)	$1,353	$(11,798)
Balances, January 1, 2016	$—	$1,929	$29,842	$(9,402)	$(35,613)	$1,768	$(11,476)
Net earnings			3,318			129	3,447
Other comprehensive earnings (losses), net of income taxes				447		21	468
Issuance of stock awards		(22)			120		98
Dividends declared ($2.04 per share)			(3,175)				(3,175)
Payments to noncontrolling interests						(163)	(163)
Other						2	2
Balances, June 30, 2016	$—	$1,907	$29,985	$(8,955)	$(35,493)	$1,757	$(10,799)

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$3,447	$3,750

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	360	377
Deferred income tax provision	44	146
Asset impairment and exit costs, net of cash paid	(22)	(204)
Cash effects of changes:
Receivables, net	(385)	62
Inventories	699	809
Accounts payable	272	38
Income taxes	(468)	(379)
Accrued liabilities and other current assets	(1,189)	(1,461)
Pension plan contributions	(73)	(20)
Other	151	182
Net cash provided by operating activities	2,836	3,300

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(480)	(413)
Investments in unconsolidated subsidiaries	(16)	(11)
Other	59	200
Net cash used in investing activities	(437)	(224)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Short-term borrowing activity by original maturity:
Net (repayments) issuances - maturities of 90 days or less	$(111)	$513
Issuances - maturities longer than 90 days	—	73
Repayments - maturities longer than 90 days	—	(13)
Long-term debt proceeds	3,536	302
Long-term debt repaid	(2,072)	(400)
Repurchases of common stock	—	(48)
Dividends paid	(3,173)	(3,110)
Sale (purchase) of subsidiary shares to/(from) noncontrolling interests (Note 16)	5	113
Other	(179)	(70)
Net cash used in financing activities	(1,994)	(2,640)
Effect of exchange rate changes on cash and cash equivalents	(8)	(280)

Cash and cash equivalents:
Increase	397	156
Balance at beginning of period	3,417	1,682
Balance at end of period	$3,814	$1,838

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

Note 2. Asset Impairment and Exit Costs:
During the six months and three months ended June 30, 2016 and 2015, PMI did not incur asset impairment and exit costs.

Movement in Exit Cost Liabilities
The movement in exit cost liabilities for the six months ended June 30, 2016 was as follows:

(in millions)
Liability balance, January 1, 2016	$54
Charges, net	—
Cash spent	(22)
Currency/other	—
Liability balance, June 30, 2016	$32
Cash payments related to exit costs at PMI were $22 million and $8 million for the six months and three months ended June 30, 2016, respectively, and $204 million and $44 million for the six months and three months ended June 30, 2015, respectively. Future cash payments for exit costs incurred to date are expected to be approximately $32 million, and will be substantially paid by the end of 2017.

Note 3. Stock Plans:

In May 2012, PMI’s shareholders approved the Philip Morris International Inc. 2012 Performance Incentive Plan (the “2012 Plan”). Under the 2012 Plan, PMI may grant to eligible employees restricted stock, restricted stock units and deferred stock units (collectively referred to as restricted share units), performance-based cash incentive awards and performance-based equity awards. Up to 30 million shares of PMI’s common stock may be issued under the 2012 Plan. At June 30, 2016, shares available for grant under the 2012 Plan were 21,180,580.

In 2008, PMI adopted the Philip Morris International Inc. 2008 Stock Compensation Plan for Non-Employee Directors (the “Non-Employee Directors Plan”). A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the Non-Employee Directors Plan. At June 30, 2016, shares available for grant under the plan were 678,533.

Restricted share unit (RSU) awards

During the six months ended June 30, 2016, PMI granted 1.2 million shares of RSU awards to eligible employees at a weighted-average grant date fair value of $89.02 per share. During the six months ended June 30, 2015, PMI granted 1.5 million shares of RSU awards to eligible employees at a grant date fair value of $82.28 per share. PMI recorded compensation expense related to RSU awards of $69 million and $94 million during the six months ended June 30, 2016 and 2015, respectively, and $28 million and $36 million during three months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, PMI had $167 million of total unrecognized compensation cost related to non-vested RSU awards. The cost is recognized over the original restriction period of the awards, which is typically three or more years after the date of the award, or upon death, disability or reaching the age of 58.

During the six months ended June 30, 2016, 2.2 million shares of PMI RSU awards vested. The grant date fair value of all the vested shares was approximately $195 million. The total fair value of RSU awards that vested during the six months ended June 30, 2016 was approximately $202 million.

Performance share unit (PSU) awards

During the six months ended June 30, 2016, PMI granted PSU awards to certain executives. The PSU awards require the achievement of certain performance factors, which are predetermined at the time of grant, over a three-year performance cycle. PMI’s performance metrics consist of PMI’s Total Shareholder Return (TSR) relative to a predetermined peer group, PMI’s currency neutral compound annual adjusted operating companies income growth rate, excluding acquisitions, and PMI’s performance against specific measures of PMI’s innovation. The aggregate of the weighted performance factors for the three metrics determines the percentage of PSUs that will vest at the end of the three-year performance cycle. Each vested PSU entitles the participant to one share of common stock. An aggregate weighted PSU performance factor of 100 will result in the targeted number of PSUs being vested. The minimum percentage of PSUs that can vest is zero, with a maximum percentage of 200. At the end of the performance cycle, participants are entitled to an amount equivalent to the accumulated dividends paid on common stock during the performance cycle for the number of shares earned.

During the six months ended June 30, 2016, PMI granted 0.4 million shares of PSU awards to eligible employees. The grant date fair value of the PSU market based awards subject to the TSR performance factor is $104.60 per share, which was determined by using the Monte Carlo simulation model. The grant date fair value of the PSU awards subject to the other performance factors is $89.02 per share, which was determined by using the average of the high and low market price of PMI’s stock at the date of grant. PMI recorded compensation expense related to PSU awards of $20 million during the six months ended June 30, 2016 and $8 million during the three months ended June 30, 2016. As of June 30, 2016, PMI had $33 million of total unrecognized compensation cost related to non-vested PSU awards. The cost is recognized over the performance cycle of the awards, or upon death, disability or reaching the age of 58.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Pension Plans
Components of Net Periodic Benefit Cost
Net periodic pension cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Service cost	$2	$3	$100	$101
Interest cost	8	9	64	72
Expected return on plan assets	(7)	(7)	(164)	(164)
Amortization:
Net loss	2	5	88	90
Prior service cost	3	—	2	2
Net periodic pension cost	$8	$10	$90	$101

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2016	2015	2016	2015
Service cost	$1	$2	$50	$50
Interest cost	4	4	33	36
Expected return on plan assets	(4)	(3)	(83)	(81)
Amortization:
Net loss	1	2	44	44
Prior service cost	2	—	1	1
Net periodic pension cost	$4	$5	$45	$50

Employer Contributions
PMI makes, and plans to make, contributions, to the extent that they are tax deductible and to meet specific funding requirements of its funded U.S. and non-U.S. plans. Employer contributions of $73 million were made to the pension plans during the six months ended June 30, 2016. Currently, PMI anticipates making additional contributions during the remainder of 2016 of approximately $57 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest rates.

Note 5. Goodwill and Other Intangible Assets, net:
Goodwill and other intangible assets, net, by segment were as follows:

	Goodwill		Other Intangible Assets, net
(in millions)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
European Union	$1,312	$1,310	$504	$516
Eastern Europe, Middle East & Africa	377	374	200	201
Asia	3,710	3,581	1,114	1,087
Latin America & Canada	2,223	2,150	785	819
Total	$7,622	$7,415	$2,603	$2,623

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Goodwill primarily reflects PMI’s acquisitions in Canada, Colombia, Greece, Indonesia, Mexico, Pakistan and Serbia, as well as the business combination in the Philippines. The movements in goodwill from December 31, 2015, were as follows:

(in millions)	European Union	Eastern Europe, Middle East & Africa	Asia	Latin America & Canada	Total
Balances, December 31, 2015	$1,310	$374	$3,581	$2,150	$7,415
Changes due to:
Currency	2	3	129	73	207
Balances, June 30, 2016	$1,312	$377	$3,710	$2,223	$7,622
Additional details of other intangible assets were as follows:

	June 30, 2016		December 31, 2015
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$1,523		$1,527
Amortizable intangible assets	1,641	$561	1,609	$513
Total other intangible assets	$3,164	$561	$3,136	$513

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia in 2005 and Mexico in 2007. Amortizable intangible assets primarily consist of certain trademarks and distribution networks associated with business combinations. The gross carrying amount, the range of useful lives as well as the weighted-average remaining useful life of amortizable intangible assets at June 30, 2016, were as follows:

(dollars in millions)	Gross Carrying Amount	Initial Estimated Useful Lives	Weighted-Average Remaining Useful Life
Trademarks	$1,401	2 - 40 years	20 years
Distribution networks	152	5 - 30 years	10 years
Other (including farmer contracts and intellectual property rights)	88	4 - 17 years	10 years
	$1,641

Pre-tax amortization expense for intangible assets during the six months ended June 30, 2016 and 2015 was $37 million and $43 million, respectively, and $19 million and $21 million for the three months ended June 30, 2016 and 2015, respectively. Amortization expense for each of the next five years is estimated to be $73 million or less, assuming no additional transactions occur that require the amortization of intangible assets.
The increase in the gross carrying amount of other intangible assets from December 31, 2015, was due to currency movements.
During the second quarter of 2016, PMI changed the date of its annual goodwill impairment test from the first quarter to the second quarter.  The change was made to more closely align the impairment testing date with PMI’s long-range planning and forecasting process.  PMI believes that the change in the annual impairment testing date did not delay, accelerate, or avoid an impairment charge. PMI has determined that this change in accounting principle is preferable under the circumstances and does not result in an adjustment to its financial statements when applied retrospectively. PMI completed its review of goodwill for potential impairment using a discounted cash flow model, supported by the market valuation approach. No impairment charge was required as a result of this review.
During the second quarter of 2016, PMI completed its annual review of non-amortizable intangible assets for potential impairment, and no impairment charges were required as a result of this review.

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
PMI uses deliverable and non-deliverable forward foreign exchange contracts, foreign currency swaps and foreign currency options, collectively referred to as foreign exchange contracts ("foreign exchange contracts"), and interest rate contracts to mitigate its exposure to changes in exchange and interest rates from third-party and intercompany actual and forecasted transactions. The primary currencies to which PMI is exposed include the Australian dollar, Euro, Indonesian rupiah, Japanese yen, Mexican peso, Russian ruble, Swiss franc and Turkish lira. At June 30, 2016, PMI had contracts with aggregate notional amounts of $24.9 billion of which $4.4 billion related to cash flow hedges, $7.3 billion related to hedges of net investments in foreign operations and $13.2 billion related to other derivatives that primarily offset currency exposures on intercompany financing.
The fair value of PMI’s foreign exchange contracts included in the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, were as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in millions)	Balance Sheet Classification	At June 30, 2016	At December 31, 2015	Balance Sheet Classification	At June 30, 2016	At December 31, 2015
Foreign exchange contracts designated as hedging instruments	Other current assets	$13	$301	Other accrued liabilities	$103	$26
	Other assets	250	181	Other liabilities	175	117
Foreign exchange contracts not designated as hedging instruments	Other current assets	70	7	Other accrued liabilities	49	29
	Other assets	66	85	Other liabilities	—	—
Total derivatives		$399	$574		$327	$172

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the six months and three months ended June 30, 2016 and 2015, PMI's cash flow and net investment hedging instruments impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, millions)	For the Six Months Ended June 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings
	2016	2015		2016	2015
Derivatives in Cash Flow Hedging Relationship
Foreign exchange contracts	$(203)	$72
			Net revenues	$(1)	$75
			Cost of sales	25	—
			Marketing, administration and research costs	(1)	16
			Interest expense, net	(29)	(17)
Derivatives in Net Investment Hedging Relationship
Foreign exchange contracts	(59)	209
Total	$(262)	$281		$(6)	$74

(pre-tax, millions)	For the Three Months Ended June 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings
	2016	2015		2016	2015
Derivatives in Cash Flow Hedging Relationship
Foreign exchange contracts	$(124)	$45
			Net revenues	$(6)	$45
			Cost of sales	11	—
			Marketing, administration and research costs	(5)	9
			Interest expense, net	(12)	(10)
Derivatives in Net Investment Hedging Relationship
Foreign exchange contracts	138	(77)
Total	$14	$(32)		$(12)	$44

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Cash Flow Hedges
PMI has entered into foreign exchange contracts to hedge foreign currency exchange risk related to certain forecasted transactions. The effective portion of gains and losses associated with qualifying cash flow hedge contracts is deferred as a component of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. During the six months and three months ended June 30, 2016 and 2015, ineffectiveness related to cash flow hedges was not material. As of June 30, 2016, PMI has hedged forecasted transactions for periods not exceeding the next twenty-four months with the exception of one foreign exchange contract that expires in May 2024. The impact of these hedges is primarily included in operating cash flows on PMI’s condensed consolidated statements of cash flows.

Hedges of Net Investments in Foreign Operations
PMI designates certain foreign currency denominated debt and foreign exchange contracts as net investment hedges of its foreign operations. For the six months ended June 30, 2016 and 2015, these hedges of net investments resulted in gains (losses), net of income taxes, of $(79) million and $642 million, respectively. For the three months ended June 30, 2016 and 2015, these hedges of net investments resulted in gains (losses), net of income taxes, of $188 million and $(193) million, respectively. These gains (losses) were reported as a component of accumulated other comprehensive losses within currency translation adjustments. For the six months and three months ended June 30, 2016 and 2015, ineffectiveness related to net investment hedges was not material. Other investing cash flows on PMI’s condensed consolidated statements of cash flows include the premiums paid for, and settlements of, net investment hedges.

Other Derivatives
PMI has entered into foreign exchange contracts to hedge the foreign currency exchange and interest rate risks related to intercompany loans between certain subsidiaries, and third-party loans. While effective as economic hedges, no hedge accounting is applied for these contracts; therefore, the unrealized gains (losses) relating to these contracts are reported in PMI’s condensed consolidated statements of earnings. For the six months ended June 30, 2016 and 2015, the gains (losses) from contracts for which PMI did not apply hedge accounting were $69 million and $(735) million, respectively. For the three months ended June 30, 2016 and 2015, the gains (losses) from contracts for which PMI did not apply hedge accounting were $(22) million and $16 million, respectively. The gains (losses) from these contracts substantially offset the gains (losses) generated by the underlying intercompany and third-party loans being hedged.

For the six months and three months ended June 30, 2016 and 2015, the net impact of these contracts on the condensed consolidated statements of earnings was not material.

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses
Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2016	2015	2016	2015
Gain/(loss) at beginning of period	$59	$123	$(10)	$121
Derivative (gains)/losses transferred to earnings	3	(66)	10	(39)
Change in fair value	(173)	66	(111)	41
Gain/(loss) as of June 30,	$(111)	$123	$(111)	$123
At June 30, 2016, PMI expects $84 million of derivative losses that are included in accumulated other comprehensive losses to be reclassified to the condensed consolidated statement of earnings within the next twelve months. These losses are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.
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
Fair Value
See Note 12. Fair Value Measurements and Note 14. Balance Sheet Offsetting for additional discussion of derivative financial instruments.

Note 7. Earnings Per Share:
Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2016	2015	2016	2015
Net earnings attributable to PMI	$3,318	$3,682	$1,788	$1,887
Less distributed and undistributed earnings attributable to share-based payment awards	9	13	5	6
Net earnings for basic and diluted EPS	$3,309	$3,669	$1,783	$1,881
Weighted-average shares for basic and diluted EPS	1,551	1,549	1,551	1,549
Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and therefore are included in PMI’s earnings per share calculation pursuant to the two-class method.
For the 2016 and 2015 computations, there were no antidilutive stock awards.

Note 8. Segment Reporting:

PMI’s subsidiaries and affiliates are engaged in the manufacture and sale of cigarettes, other tobacco products and other nicotine-containing products in markets outside of the United States of America. Reportable segments for PMI are organized and managed by geographic region. PMI’s reportable segments are the European Union; Eastern Europe, Middle East & Africa; Asia; and Latin America & Canada. PMI records net revenues and operating companies income to its segments based upon the geographic area in which the customer resides.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Segment data were as follows:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2016	2015	2016	2015
Net revenues:
European Union	$13,277	$12,898	$7,134	$6,676
Eastern Europe, Middle East & Africa	8,528	8,801	4,531	4,654
Asia	9,901	9,803	5,212	5,039
Latin America & Canada	4,123	4,613	2,164	2,394
Net revenues	$35,829	$36,115	$19,041	$18,763
Earnings before income taxes:
Operating companies income:
European Union	$1,976	$1,932	$1,070	$1,005
Eastern Europe, Middle East & Africa	1,427	1,719	794	853
Asia	1,527	1,731	749	797
Latin America & Canada	453	555	224	325
Amortization of intangibles	(37)	(43)	(19)	(21)
General corporate expenses	(83)	(82)	(37)	(41)
Less:
Equity (income)/loss in unconsolidated subsidiaries, net	(37)	(49)	(28)	(26)
Operating income	5,226	5,763	2,753	2,892
Interest expense, net	(470)	(534)	(223)	(259)
Earnings before income taxes	$4,756	$5,229	$2,530	$2,633

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
The table below lists the number of tobacco-related cases pending against us and/or our subsidiaries or indemnitees as of July 22, 2016, July 29, 2015 and July 30, 2014:

Type of Case	Number of Cases Pending as of July 22, 2016	Number of Cases Pending as of July 29, 2015	Number of Cases Pending as of July 30, 2014
Individual Smoking and Health Cases	65	65	63
Smoking and Health Class Actions	11	11	11
Health Care Cost Recovery Actions	16	16	15
Lights Class Actions	—	—	1
Individual Lights Cases	3	2	2
Public Civil Actions	2	2	2
Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 446 Smoking and Health, Lights, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Twelve cases have had decisions in favor of plaintiffs. Nine of these cases have subsequently reached final resolution in our favor and three remain on appeal.

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
The Civil Court of São Paulo found defendants liable without hearing evidence. In April 2004, the court awarded “moral damages” of R$1,000 (approximately $310) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not assess actual damages, which were to be assessed in a second phase of the case. The size of the class was not defined in the ruling.

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
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Létourneau class on liability and awarded a total of CAD 131 million (approximately $100 million) in punitive damages, allocating CAD 46 million (approximately $35.2 million) to our subsidiary. The trial court ordered defendants to pay the full punitive damage award into a trust within 60 days. The court did not order the payment of compensatory damages.

In June 2015, our subsidiary commenced the appellate process with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make the payment into a trust. In August 2015, plaintiffs filed a motion for security with the Court of Appeal covering both the Létourneau case and the Blais case described below. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling CAD 226 million (approximately $173 million) to cover both the Létourneau and Blais cases. A hearing for the merits appeal is scheduled to begin in November 2016. (See below for further detail.)

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
May 27, 2015	Canada/Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais	Class Action
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Blais class on liability and found the class members’ compensatory damages totaled approximately CAD 15.5 billion (approximately $11.9 billion), including pre-judgment interest. The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion including pre-judgment interest (approximately $2.4 billion)). The trial court awarded CAD 90,000 (approximately $69,000) in punitive damages, allocating CAD 30,000 (approximately $23,000) to our subsidiary. The trial court ordered defendants to pay CAD 1 billion (approximately $766 million) of the compensatory damage award, CAD 200 million (approximately $153 million) of which is our subsidiary’s portion, into a trust within 60 days.

In June 2015, our subsidiary commenced the appellate process with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make the payment into a trust. In August 2015, plaintiffs filed a motion for security with the Court of Appeal. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling, together with the Létourneau case, CAD 226 million (approximately $173 million). A hearing for the merits appeal is scheduled to begin in November 2016. (See below for further detail.)

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
As of July 22, 2016, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•
65 cases brought by individual plaintiffs in Argentina (31), Brazil (19), Canada (2), Chile (8), Costa Rica (2), Italy (1), the Philippines (1) and Scotland (1), compared with 65 such cases on July 29, 2015, and 63 cases on July 30, 2014; and

•	11 cases brought on behalf of classes of individual plaintiffs in Brazil (2) and Canada (9), compared with 11 such cases on July 29, 2015 and 11 such cases on July 30, 2014.

In the first class action pending in Brazil, The Smoker Health Defense Association (ADESF) v. Souza Cruz, S.A. and Philip Morris Marketing, S.A., Nineteenth Lower Civil Court of the Central Courts of the Judiciary District of São Paulo, Brazil, filed July 25, 1995, our subsidiary and another member of the industry are defendants. The plaintiff, a consumer organization, is seeking damages for all addicted smokers and former smokers, and injunctive relief. In 2004, the trial court found defendants liable without hearing evidence and awarded “moral damages” of R$1,000 (approximately $310) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class was not estimated. Defendants appealed to the São Paulo Court of Appeals, which annulled the ruling in November 2008, finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In May 2011, the trial court dismissed the claim. Plaintiff appealed the decision. In February 2015, the appellate court unanimously dismissed plaintiff's appeal. In September 2015, plaintiff appealed to the Superior Court of Justice. In addition, the defendants filed a constitutional appeal to the Federal Supreme Tribunal on the basis that plaintiff did not have standing to bring the lawsuit. This appeal is still pending.

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

In the first class action pending in Canada, Cecilia Létourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, our subsidiary and other Canadian manufacturers (Imperial Tobacco Canada Ltd. and JTI-MacDonald Corp.) are defendants.  The plaintiff, an individual smoker, sought compensatory and punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005.  Trial began in March 2012 and concluded in December 2014. The trial court issued its judgment on May 27, 2015. The trial court found our subsidiary and two other Canadian manufacturers liable and awarded a total of CAD 131 million (approximately $100 million) in punitive damages, allocating CAD 46 million (approximately $35 million) to our subsidiary. The trial court found that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking. The trial court also found that defendants conspired to

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

prevent consumers from learning the dangers of smoking. The trial court further held that these civil faults were a cause of the class members’ addiction. The trial court rejected other grounds of fault advanced by the class, holding that: (i) the evidence was insufficient to show that defendants marketed to youth, (ii) defendants’ advertising did not convey false information about the characteristics of cigarettes, and (iii) defendants did not commit a fault by using the descriptors light or mild for cigarettes with a lower tar delivery. The trial court estimated the size of the addiction class at 918,000 members but declined to award compensatory damages to the addiction class because the evidence did not establish the claims with sufficient accuracy. The trial court ordered defendants to pay the full punitive damage award into a trust within 60 days and found that a claims process to allocate the awarded damages to individual class members would be too expensive and difficult to administer. The trial court ordered a briefing on the proposed process for the distribution of sums remaining from the punitive damage award after payment of attorneys’ fees and legal costs. In June 2015, our subsidiary commenced the appellate process by filing its inscription of appeal of the trial court’s judgment with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust within 60 days notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make the payment into a trust within 60 days. In August 2015, plaintiffs filed a motion with the Court of Appeal seeking security in both the Létourneau case and the Blais case described below. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling CAD 226 million (approximately $173 million), in the form of cash into a court trust or letters of credit, in six equal consecutive quarterly installments of approximately CAD 37.6 million (approximately $28.8 million) beginning in December 2015 through March 2017. See the Blais description for further detail concerning the security order. The Court of Appeal has scheduled a hearing for the merits appeal to begin in November 2016. Our subsidiary and PMI believe that the findings of liability and damages were incorrect and should ultimately be set aside on any one of many grounds, including the following: (i) holding that defendants violated Quebec law by failing to warn class members of the risks of smoking even after the court found that class members knew, or should have known, of the risks, (ii) finding that plaintiffs were not required to prove that defendants’ alleged misconduct caused injury to each class member in direct contravention of binding precedent, (iii) creating a factual presumption, without any evidence from class members or otherwise, that defendants’ alleged misconduct caused all smoking by all class members, (iv) holding that the addiction class members’ claims for punitive damages were not time-barred even though the case was filed more than three years after a prominent addiction warning appeared on all packages, and (v) awarding punitive damages to punish defendants without proper consideration as to whether punitive damages were necessary to deter future misconduct.

In the second class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, our subsidiary and other Canadian manufacturers (Imperial Tobacco Canada Ltd. and JTI-MacDonald Corp.) are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, sought compensatory and punitive damages for each member of the class who allegedly suffers from certain smoking-related diseases. The class was certified in 2005. Trial began in March 2012 and concluded in December 2014. The trial court issued its judgment on May 27, 2015. The trial court found our subsidiary and two other Canadian manufacturers liable and found that the class members’ compensatory damages totaled approximately CAD 15.5 billion, including pre-judgment interest (approximately $11.9 billion). The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion, including pre-judgment interest (approximately $2.4 billion)). In addition, the trial court awarded CAD 90,000 (approximately $69,000) in punitive damages, allocating CAD 30,000 (approximately $23,000) to our subsidiary and found that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking. The trial court also found that defendants conspired to prevent consumers from learning the dangers of smoking. The trial court further held that these civil faults were a cause of the class members’ diseases. The trial court rejected other grounds of fault advanced by the class, holding that: (i) the evidence was insufficient to show that defendants marketed to youth, (ii) defendants’ advertising did not convey false information about the characteristics of cigarettes, and (iii) defendants did not commit a fault by using the descriptors light or mild for cigarettes with a lower tar delivery. The trial court estimated the disease class at 99,957 members. The trial court ordered defendants to pay CAD 1 billion (approximately $766 million) of the compensatory damage award into a trust within 60 days, CAD 200 million (approximately $153 million) of which is our subsidiary’s portion and ordered briefing on a proposed claims process for the distribution of damages to individual class members and for payment of attorneys’ fees and legal costs. In June 2015, our subsidiary commenced the appellate process by filing its inscription of appeal of the trial court’s judgment with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust within 60 days notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make an initial payment within 60 days. In August 2015, plaintiffs filed a motion with the Court of Appeal seeking an order that defendants place irrevocable letters of credit totaling CAD 5 billion (approximately $3.8 billion) into trust, to secure the judgments in both the Létourneau and Blais cases. Plaintiffs subsequently withdrew their motion for security against JTI-MacDonald Corp. and proceeded only against our subsidiary and Imperial Tobacco Canada Ltd. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling CAD

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

226 million (approximately $173 million) to cover both the Létourneau and Blais cases. Such security may take the form of cash into a court trust or letters of credit, in six equal consecutive quarterly installments of approximately CAD 37.6 million (approximately $28.8 million) beginning in December 2015 through March 2017. The Court of Appeal ordered Imperial Tobacco Canada Ltd. to furnish security totaling CAD 758 million (approximately $580 million) in seven equal consecutive quarterly installments of approximately CAD 108 million (approximately $83 million) beginning in December 2015 through June 2017. In June 2016, our subsidiary made its third quarterly installment of security for approximately CAD 37.6 million (approximately $28.8 million) into a court trust. This payment is included in other assets on the condensed consolidated balance sheets and in cash used in operating activities in the condensed consolidated statements of cash flows. The Court of Appeal ordered that the security is payable upon a final judgment of the Court of Appeal affirming the trial court’s judgment or upon further order of the Court of Appeal. The Court of Appeal has scheduled a hearing for the merits appeal in November 2016. Our subsidiary and PMI believe that the findings of liability and damages were incorrect and should ultimately be set aside on any one of many grounds, including the following: (i) holding that defendants violated Quebec law by failing to warn class members of the risks of smoking even after the court found that class members knew, or should have known, of the risks, (ii) finding that plaintiffs were not required to prove that defendants’ alleged misconduct caused injury to each class member in direct contravention of binding precedent, (iii) creating a factual presumption, without any evidence from class members or otherwise, that defendants’ alleged misconduct caused all smoking by all class members, (iv) relying on epidemiological evidence that did not meet recognized scientific standards, and (v) awarding punitive damages to punish defendants without proper consideration as to whether punitive damages were necessary to deter future misconduct.
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
As of July 22, 2016, there were 16 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Canada (10), Korea (1) and Nigeria (5), compared with 16 such cases on July 29, 2015 and 15 such cases on July 30, 2014.
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
In the third health care cost recovery case filed in Canada, Her Majesty the Queen in Right of Ontario v. Rothmans Inc., et al., Ontario Superior Court of Justice, Toronto, Canada, filed September 29, 2009, we, our subsidiaries, our indemnitees (PM USA and Altria), and other members of the industry are defendants. The claim was filed by the government of the province of Ontario based on legislation enacted in the province. This legislation is similar to the laws introduced in British Columbia and New Brunswick that authorize the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” Defendants filed their defenses in April 2016.
In the fourth health care cost recovery case filed in Canada, Attorney General of Newfoundland and Labrador v. Rothmans Inc., et al., Supreme Court of Newfoundland and Labrador, St. Johns, Canada, filed February 8, 2011, we, our subsidiaries, our indemnitees (PM USA and Altria), and other members of the industry are defendants. The claim was filed by the government of the province of Newfoundland and Labrador based on legislation enacted in the province that is similar to the laws introduced in

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

British Columbia, New Brunswick and Ontario. The legislation authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” Defendants filed their defenses in May 2016.
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

As of July 22, 2016, there were 3 lights cases brought by individual plaintiffs pending against our subsidiaries or indemnitees in Chile (2) and Italy (1), compared with 2 such cases on July 29, 2015, and 2 such cases on July 30, 2014.

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

As of July 22, 2016, there were 2 public civil actions pending against our subsidiaries in Argentina (1) and Venezuela (1), compared with 2 such cases on July 29, 2015, and 2 such cases on July 30, 2014.

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

In the recently terminated action in Romania, Foundation for the Defense of Citizens against Abuses of the State (FACIAS) v. the State of Romania, Philip Morris România (PMR) and Philip Morris Trading SLR (PMTR), et al., Administrative and Fiscal Litigation Section of the Bucharest Tribunal, filed November 20, 2015, our subsidiaries, several other members of the industry, and the State of Romania through various of its institutions were defendants.  The plaintiff, a non-governmental organization, asked the court to compel the government to enact legislation as directed by the 2014 EU Tobacco Product Directive and to establish a fund for the treatment of smoking-related diseases and promotion of tobacco control efforts.  In March 2016, the Bucharest Court of Appeal announced its dismissal of plaintiff’s claims as inadmissible. The plaintiff did not appeal.
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

Other Litigation

The Department of Special Investigations of the government of Thailand has been conducting an investigation into alleged underpayment by our subsidiary, Philip Morris (Thailand) Limited ("PM Thailand"), of customs duties and excise taxes relating to imports from the Philippines covering the period 2003-2007. On January 18, 2016, the Public Prosecutor filed charges against our subsidiary and seven former and current employees in the Bangkok Criminal Court alleging that PM Thailand and the individual defendants jointly and with the intention to defraud the Thai government, under declared import prices of cigarettes to avoid full payment of taxes and duties in connection with 272 import entries of cigarettes from the Philippines during the period of July 2003 to June 2006. The government is seeking a fine of approximately THB 80.8 billion (approximately $2.30 billion). The case is in the pre-trial evidentiary phase. PM Thailand contends that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies.

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

PMI’s effective tax rates for the six months and three months ended June 30, 2016 were 28.3% and 28.3%, respectively. PMI's effective tax rates for the six months and three months ended June 30, 2015 were 29.2% and 28.2%, respectively. PMI estimates that its full-year 2016 effective tax rate will be approximately 28%. The effective tax rate for the six months ended June 30, 2015, was unfavorably impacted by changes to repatriation assertions on certain foreign subsidiary historical earnings ($58 million). Excluding the effect of the 2015 repatriation assertion changes, the change in the effective tax rate for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, was primarily due to earnings mix by taxing jurisdiction and repatriation cost differences.

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

Note 11. Indebtedness:
Short-term Borrowings:
At June 30, 2016 and December 31, 2015, PMI’s short-term borrowings, consisting of bank loans to certain PMI subsidiaries, had a carrying value of $696 million and $825 million, respectively. The fair value of PMI’s short-term borrowings, based on current market interest rates, approximates carrying value.

Long-term Debt:
At June 30, 2016 and December 31, 2015, PMI’s long-term debt consisted of the following:

(in millions)	June 30, 2016	December 31, 2015
U.S. dollar notes, 1.125% to 6.375% (average interest rate 3.662%), due through 2044	$19,859	$18,091
Foreign currency obligations:
Euro notes, 1.750% to 3.125% (average interest rate 2.400%), due through 2036	7,254	7,423
Swiss franc notes, 0.750% to 2.000% (average interest rate 1.217%), due through 2024	1,707	1,690
Other (average interest rate 3.147%), due through 2024	453	451
	29,273	27,655
Less current portion of long-term debt	1,175	2,405
	$28,098	$25,250
Other foreign currency debt above includes mortgage debt in Switzerland, capital lease obligations and a bank loan in the Philippines.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

PMI's debt issuances in the first six months of 2016 were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity

U.S. dollar notes	(a)	$500	1.375%	February 2016	February 2019
U.S. dollar notes	(a)	$750	1.875%	February 2016	February 2021
U.S. dollar notes	(a)	$750	2.750%	February 2016	February 2026
U.S. dollar notes	(b)	$500	2.125%	May 2016	May 2023
U.S. dollar notes	(b)	$500	4.250%	May 2016	November 2044
EURO notes	(c)	€500 (approximately $566)	2.000%	May 2016	May 2036

(a) Interest on these notes is payable semi-annually in arrears beginning in August 2016.
(b) Interest on these notes is payable semi-annually in arrears beginning in November 2016.
(c) Interest on these notes is payable annually in arrears beginning in May 2017.
The net proceeds from the sale of the securities listed in the table above has been and will be used for general corporate purposes.
Credit Facilities:

On January 27, 2016, PMI entered into an agreement to amend and extend its existing $2.0 billion 364-day revolving credit facility from February 9, 2016 to February 7, 2017.  On January 27, 2016, PMI also entered into an agreement to extend the term of its existing $2.5 billion multi-year revolving credit facility from February 28, 2020 to February 28, 2021.
At June 30, 2016, PMI's total committed credit facilities were as follows:

(in billions)

Type	Committed Credit Facilities
364-day revolving credit, expiring February 7, 2017	$2.0
Multi-year revolving credit, expiring February 28, 2021	2.5
Multi-year revolving credit, expiring October 1, 2020	3.5
Total facilities	$8.0

At June 30, 2016, there were no borrowings under these committed credit facilities, and the entire committed amounts were available for borrowing.

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
Debt
The fair value of PMI’s outstanding debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. The aggregate carrying value of PMI’s debt, excluding short-term borrowings and $15 million of capital lease obligations, was $29,258 million at June 30, 2016. The fair value of PMI’s outstanding debt, excluding the aforementioned short-term borrowings and capital lease obligations, has been classified within Level 1 and Level 2 in the table shown below.

The aggregate fair values of PMI’s derivative financial instruments and debt as of June 30, 2016, were as follows:

(in millions)	Fair Value at June 30, 2016	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$399	$—	$399	$—
Total assets	$399	$—	$399	$—
Liabilities:
Debt	$32,335	$31,861	$474	$—
Foreign exchange contracts	327	—	327	—
Total liabilities	$32,662	$31,861	$801	$—

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 13. Accumulated Other Comprehensive Losses:
PMI’s accumulated other comprehensive losses, net of taxes, consisted of the following:

(in millions)	At June 30, 2016	At December 31, 2015	At June 30, 2015
Currency translation adjustments	$(5,612)	$(6,129)	$(5,320)
Pension and other benefits	(3,232)	(3,332)	(2,910)
Derivatives accounted for as hedges	(111)	59	123
Total accumulated other comprehensive losses	$(8,955)	$(9,402)	$(8,107)

Reclassifications from Other Comprehensive Earnings

The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement are shown on the condensed consolidated statements of comprehensive earnings for the six months and three months ended June 30, 2016 and 2015. For additional information, see Note 4. Benefit Plans and Note 6. Financial Instruments for disclosures related to PMI's pension and other benefits, and derivative financial instruments, respectively.

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

The effects of these derivative financial instrument assets and liabilities on PMI's condensed consolidated balance sheets were as follows:

(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Received/Pledged
						Net Amount

At June 30, 2016
Assets
Foreign exchange contracts	$399	$—	$399	$(179)	$(180)	$40
Liabilities
Foreign exchange contracts	$327	$—	$327	$(179)	$(132)	$16
At December 31, 2015
Assets
Foreign exchange contracts	$574	$—	$574	$(131)	$(432)	$11
Liabilities
Foreign exchange contracts	$172	$—	$172	$(131)	$(30)	$11

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 15. Investments in Unconsolidated Subsidiaries:

At June 30, 2016 and December 31, 2015, PMI had total investments in unconsolidated subsidiaries of $948 million and $890 million, respectively, which were accounted for under the equity method of accounting. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses and movements in currency translation adjustments. The carrying value of our equity method investments at June 30, 2016 and December 31, 2015 exceeded our share of the unconsolidated subsidiaries' book value by $842 million and $806 million, respectively. The difference between the investment carrying value and the amount of underlying equity in net assets, excluding $780 million and $744 million attributable to goodwill as of June 30, 2016 and December 31, 2015, respectively, is being amortized on a straight-line basis over the underlying assets' estimated useful lives of 3 to 20 years. At June 30, 2016 and December 31, 2015, PMI received year-to-date dividends from unconsolidated subsidiaries of $85 million and $127 million, respectively.
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
PMI acquired in 2013 from Megapolis Investment BV a 20% equity interest in Megapolis Distribution BV, the holding company of CJSC TK Megapolis ("Megapolis"), PMI's distributor in Russia, for a purchase price of $760 million. An additional payment of up to $100 million, which is contingent on Megapolis's operational performance over the four fiscal years following the closing of the transaction, will also be made by PMI if the performance criteria are satisfied. PMI has also agreed to provide Megapolis Investment BV with a $100 million interest-bearing loan. PMI and Megapolis Investment BV have agreed to set off any future contingent payments owed by PMI against the future repayments due under the loan agreement. Any loan repayments in excess of the contingent consideration earned by the performance of Megapolis are due to be repaid, in cash, to PMI on March 31, 2017. At December 31, 2013, PMI had recorded a $100 million asset related to the loan receivable and a discounted liability of $86 million related to the contingent consideration. The initial investment in Megapolis was recorded at cost and is included in investments in unconsolidated subsidiaries on the condensed consolidated balance sheets. As of June 30, 2016, Megapolis satisfied certain performance criteria which resulted in contingent consideration of $74 million. As required under the terms of the agreement, the amount of the contingent consideration was offset against the future repayments due under the loan agreement.
PMI’s earnings activity from unconsolidated subsidiaries was as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2016	2015	2016	2015
Net revenues	$1,766	$2,218	$989	$1,322

PMI’s balance sheet activity related to unconsolidated subsidiaries was as follows:

(in millions)	At June 30, 2016	At December 31, 2015

Receivables	$373	$64
Notes receivable	$27	$100
Other liabilities	$26	$100

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

In June 2014, PMI acquired 100% of Nicocigs Limited, a leading U.K.-based e-vapor company, for the final purchase price of $103 million, net of cash acquired, with additional contingent payments of up to $77 million, primarily relating to performance targets over a three-year period. As of June 30, 2016, PMI does not anticipate that the performance targets will be met.

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

Note 17. Sale of Accounts Receivable:
To mitigate risk and enhance cash and liquidity management PMI sells trade receivables to unaffiliated financial institutions. These arrangements allow PMI to sell, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold are generally short-term in nature and are removed from the condensed consolidated balance sheets. PMI sells trade receivables under two types of arrangements, servicing and non-servicing. For servicing arrangements, PMI continues to service the sold trade receivables on an administrative basis and does not act on behalf of the unaffiliated financial institutions. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material as of June 30, 2016 and June 30, 2015. Under the non-servicing arrangements, PMI does not provide any administrative support or servicing after the trade receivables have been sold to the unaffiliated financial institutions.

Cumulative trade receivables sold for the six months ended June 30, 2016 and 2015, were $4.5 billion and $0.7 billion, respectively. PMI’s operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of June 30, 2016 and June 30, 2015, were $1.0 billion, and $0.1 billion, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of trade receivables within marketing, administration and research costs in the consolidated statements of earnings. For the six months and three months ended June 30, 2016 and 2015, the loss on sale of trade receivables was not material.

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

On November 20, 2015, the FASB issued Accounting Standard Update ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for interim and annual reporting periods beginning on or after January 1, 2017 with early adoption permitted. Entities can apply the final standard either prospectively, for all deferred tax assets and liabilities, or retrospectively with disclosures providing qualitative information about the effects of the accounting change on prior periods. PMI plans to adopt ASU 2015-17 prospectively on October 1, 2016. The adoption of ASU 2015-17 will not have a material impact on PMI’s consolidated results of operations, financial position or cash flows.

On May 28, 2014, the FASB issued Accounting Standards Update ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 contains principles that an entity will need to apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

Entities can apply the final standard using one of the following two methods:

1.	retrospectively to each prior period presented; or

2.
retrospectively, with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application, with additional disclosures in reporting periods that include the date of initial application.

ASU 2014-09 is effective for interim and annual reporting periods beginning on or after January 1, 2017. In July 2015, the FASB approved a proposal which allows for a deferral of the implementation until January 1, 2018, and permits early application, but not before the original effective date of January 1, 2017. PMI plans to adopt ASU 2014-09 on January 1, 2018 and is currently assessing the impact that the new standard will have on its financial position or results of operations.

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

Consolidated Operating Results for the Six Months Ended June 30, 2016 – The changes in our reported diluted earnings per share (“diluted EPS”) for the six months ended June 30, 2016, from the comparable 2015 amounts, were as follows:

	Diluted EPS	% Growth
For the six months ended June 30, 2015	$2.37
2015 Asset impairment and exit costs	—
2015 Tax items	—
Subtotal of 2015 items	—
2016 Asset impairment and exit costs	—
2016 Tax items	—
Subtotal of 2016 items	—
Currency	(0.28)
Interest	0.03
Change in tax rate	0.03
Impact of shares outstanding and share-based payments	(0.01)
Operations	(0.01)
For the six months ended June 30, 2016	$2.13	(10.1)%
Currency – The unfavorable currency impact during the reporting period results from the strengthening of the U.S. dollar, especially against the Argentine peso, Australian dollar, Canadian dollar, Egyptian pound, Euro, Indonesian rupiah, Korean won, Kazakh tenge, Mexican peso, Russian ruble and Turkish lira, partially offset by the Brazilian real and Swiss franc. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Interest – The favorable impact of interest was due primarily to lower effective interest rates on debt.

Income Taxes – Our effective income tax rate for the six months ended June 30, 2016 decreased by 0.9 percentage points to 28.3%. The change in the tax rate increased our diluted EPS by $0.03 per share in 2016. The effective tax rate for the six months ended June 30, 2015 was unfavorably impacted by changes to repatriation assertions on certain foreign subsidiary historical earnings ($58 million). Excluding the effect of the 2015 repatriation assertion changes, the change in the effective tax rate for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, was primarily due to earnings mix by taxing jurisdiction and repatriation cost differences. We estimate that our full-year 2016 effective tax rate will be approximately 28%.

Operations – The decrease in diluted EPS of $0.01 from our operations in the table above was due primarily to the following segments:

•	Asia: Unfavorable volume/mix and higher marketing, administration and research costs, partially offset by higher pricing and lower manufacturing costs;
partially offset by

•	European Union: Higher pricing, partially offset by unfavorable volume/mix and higher marketing, administration and research costs;

•	Latin America & Canada: Higher pricing, partially offset by higher marketing, administration and research costs, higher manufacturing costs and unfavorable volume/mix; and

•	EEMA: Higher pricing and lower manufacturing cost, partially offset by unfavorable volume/mix and higher marketing, administration and research costs.

Consolidated Operating Results for the Three Months Ended June 30, 2016 – The changes in our reported diluted EPS for the three months ended June 30, 2016, from the comparable 2015 amounts, were as follows:

	Diluted EPS	% Growth
For the three months ended June 30, 2015	$1.21
2015 Asset impairment and exit costs	—
2015 Tax items	—
Subtotal of 2015 items	—
2016 Asset impairment and exit costs	—
2016 Tax items	—
Subtotal of 2016 items	—
Currency	(0.08)
Interest	0.02
Change in tax rate	—
Impact of shares outstanding and share-based payments	—
Operations	—
For the three months ended June 30, 2016	$1.15	(5.0)%

Currency – The unfavorable currency impact during the reporting period results from the strengthening of the U.S. dollar, especially against the Egyptian pound, Indonesian rupiah, Kazakh tenge, Mexican peso, Russian ruble and Turkish lira, partially offset by the Argentine peso, Euro, Japanese yen and Swiss franc. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Interest – The favorable impact of interest was due primarily to lower effective interest rates on debt.

For further details, see the “Consolidated Operating Results” and “Operating Results by Business Segment” sections of the following “Discussion and Analysis.”
2016 Forecasted Results - On July 19, 2016, we revised our 2016 full-year reported diluted EPS forecast for currency only to be in a range of $4.45 to $4.55, at prevailing exchange rates at that time, versus $4.42 in 2015. Excluding an unfavorable currency impact, at then-prevailing rates, of approximately $0.40 per share for the full-year 2016, the diluted earnings per share range represents a projected increase of approximately 10% to 12% versus adjusted diluted earnings per share of $4.42 in 2015. This forecast does not include any share repurchases in 2016.

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

Discussion and Analysis
Consolidated Operating Results
See pages 76-80 for a discussion of our "Cautionary Factors That May Affect Future Results." Our cigarette volume, net revenues, excise taxes on products and operating companies income by segment were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2016	2015	2016	2015
Cigarette volume:
European Union	96,392	95,608	50,399	50,798
Eastern Europe, Middle East & Africa	131,458	133,822	68,332	71,190
Asia	134,521	145,381	69,299	75,256
Latin America & Canada	42,959	43,779	21,259	22,589
Total cigarette volume	405,330	418,590	209,289	219,833
Net revenues:
European Union	$13,277	$12,898	$7,134	$6,676
Eastern Europe, Middle East & Africa	8,528	8,801	4,531	4,654
Asia	9,901	9,803	5,212	5,039
Latin America & Canada	4,123	4,613	2,164	2,394
Net revenues	$35,829	$36,115	$19,041	$18,763
Excise taxes on products:
European Union	$9,259	$8,887	$4,979	$4,616
Eastern Europe, Middle East & Africa	5,262	5,170	2,867	2,807
Asia	5,800	5,503	3,079	2,894
Latin America & Canada	2,776	3,080	1,467	1,587
Excise taxes on products	$23,097	$22,640	$12,392	$11,904
Operating income:
Operating companies income:
European Union	$1,976	$1,932	$1,070	$1,005
Eastern Europe, Middle East & Africa	1,427	1,719	794	853
Asia	1,527	1,731	749	797
Latin America & Canada	453	555	224	325
Amortization of intangibles	(37)	(43)	(19)	(21)
General corporate expenses	(83)	(82)	(37)	(41)
Less:
Equity (income)/loss in unconsolidated subsidiaries, net	(37)	(49)	(28)	(26)
Operating income	$5,226	$5,763	$2,753	$2,892
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

Consolidated Operating Results for the Six Months Ended June 30, 2016
The following discussion compares our consolidated operating results for the six months ended June 30, 2016, with the six months ended June 30, 2015.
Our cigarette shipment volume decreased by 3.2%, or by 3.1% excluding unfavorable net estimated inventory movements, reflecting declines in:

•	EEMA, principally North Africa and Russia, partly offset by Turkey and Ukraine;

•	Asia, principally Indonesia, Japan, Pakistan and the Philippines, partly offset by Korea; and

•	Latin America & Canada, predominantly Argentina, partly offset by Mexico;
partially offset by growth in:
•European Union, driven by Poland and Spain, partly offset by Italy and Romania.

Our cigarette shipment volume by brand is shown in the table below:

PMI Cigarette Shipment Volume by Brand (Million Units)
	Six Months Year-to-Date
	2016	2015	Change
Marlboro	138,088	139,569	(1.1)%
L&M	48,244	47,224	2.2%
Parliament	22,047	21,084	4.6%
Bond Street	21,083	20,957	0.6%
Chesterfield	21,778	20,151	8.1%
Philip Morris	18,119	16,593	9.2%
Lark	14,037	14,714	(4.6)%
Others	121,934	138,298	(11.8)%
Total PMI	405,330	418,590	(3.2)%

Cigarette shipment volume of Marlboro decreased due to a decline in EEMA, primarily North Africa, partly offset by Saudi Arabia and Turkey. The decline was partly offset by growth in: the European Union, notably Spain; Asia, mainly Korea and the Philippines, partly offset by Japan; and Latin America & Canada, driven by Mexico, partly offset by Argentina.

Cigarette shipment volume of L&M increased, with growth in: the European Union, primarily the Czech Republic, Poland and Portugal, partly offset by Germany; and EEMA, notably North Africa and Ukraine, partly offset by Russia and Saudi Arabia; partially offset by Asia, notably Thailand.

Cigarette shipment volume of Parliament increased, mainly driven by Korea and Turkey, partly offset by Russia. Cigarette shipment volume of Bond Street increased, mainly driven by Ukraine, partly offset by the European Union and Russia. Cigarette shipment volume of Chesterfield increased, mainly driven by the morphing of Red & White in the Czech Republic, Italy and Turkey, partly offset by Russia. Cigarette shipment volume of Philip Morris increased, mainly driven by Italy, benefiting from the morphing of Diana, partly offset by Argentina. Cigarette shipment volume of Lark decreased, principally due to Japan, partly offset by Turkey. Cigarette shipment volume of “Others” declined due in large part to decreases in low-margin volume in Pakistan and the Philippines.

Our cigarette market share increased in a number of key markets, including Canada, the Czech Republic, Egypt, France, Kuwait, Mexico, the Netherlands, the Philippines, Poland, Saudi Arabia, Spain, Switzerland, Turkey and the United Kingdom.

Our other tobacco products ("OTP") primarily include tobacco for roll-your-own and make-your-own cigarettes, pipe tobacco, cigars and cigarillos. Total shipment volume of OTP, in cigarette equivalent units, decreased by 3.6%.

Total shipment volume for cigarettes and OTP, in cigarette equivalent units, decreased by 3.2%.

Total shipment volume of HeatSticks reached 1.6 billion units, up from 56 million units during the six months ended June 30, 2015.

Our net revenues and excise taxes on products were as follows:

	For the Six Months Ended June 30,
(in millions)	2016	2015	Variance	%
Net revenues	$35,829	$36,115	$(286)	(0.8)%
Excise taxes on products	23,097	22,640	457	2.0%
Net revenues, excluding excise taxes on products	$12,732	$13,475	$(743)	(5.5)%

Net revenues, which include excise taxes billed to customers, decreased by $286 million. Excluding excise taxes, net revenues decreased by $743 million due to:

•	unfavorable currency ($994 million) and

•	unfavorable volume/mix ($365 million), partly offset by

•	price increases ($616 million).
The unfavorable currency was due primarily to the Argentine peso, Australian dollar, Brazilian real, Canadian dollar, Egyptian pound, Euro, Indonesian rupiah, Kasakh tenge, Mexican peso, Russian ruble and Turkish lira.

Net revenues include $892 million in 2016 and $896 million in 2015 related to sales of OTP. These net revenue amounts include excise taxes billed to customers. Excluding excises taxes, net revenues for OTP were $319 million in 2016 and $332 million in 2015.

Excise taxes on products increased by $457 million due to:

•	higher excise taxes resulting from changes in retail prices and tax rates ($2.2 billion) and

•	higher excise taxes resulting from volume/mix ($617 million), partly offset by

•	favorable currency ($2.4 billion).

Governments have consistently increased excise taxes in most of the markets in which we operate. As discussed in “Business Environment,” we expect excise taxes to continue to increase.
Our cost of sales; marketing, administration and research costs; and operating income were as follows:

	For the Six Months Ended June 30,
(in millions)	2016	2015	Variance	%
Cost of sales	$4,460	$4,607	$(147)	(3.2)%
Marketing, administration and research costs	3,009	3,062	(53)	(1.7)%
Operating income	5,226	5,763	(537)	(9.3)%

Cost of sales decreased $147 million due to:

•	favorable currency ($219 million) and

•	lower manufacturing costs ($59 million), partly offset by

•	higher cost of sales resulting from volume/mix ($131 million).

Marketing, administration and research costs decreased by $53 million due to:

•	favorable currency ($202 million), partly offset by

•	higher expenses ($149 million, primarily higher marketing and selling expenses).

Operating income decreased by $537 million due primarily to:

•	unfavorable currency ($571 million),

•	unfavorable volume/mix ($496 million) and

•	higher marketing, administration and research costs ($149 million), partly offset by

•	price increases ($616 million) and

•	lower manufacturing costs ($59 million).

Interest expense, net, of $470 million decreased by $64 million (12.0%), due primarily to lower effective interest rates on debt.

Our effective tax rate decreased by 0.9 percentage points to 28.3%. We estimate that our full-year 2016 effective tax rate will be approximately 28%. The effective tax rate for the six months ended June 30, 2015, was unfavorably impacted by changes to repatriation assertions on certain foreign subsidiary historical earnings ($58 million). The effective tax rate is based on our full-year earnings mix by taxing jurisdiction and cash repatriation plans. Changes in earnings mix by taxing jurisdiction or in our cash repatriation plans could have an impact on the effective tax rate, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

We are regularly examined by tax authorities around the world, and we are currently under examination in a number of jurisdictions. It is reasonably possible that within the next twelve months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible change cannot be made at this time.

Net earnings attributable to PMI of $3.3 billion decreased by $364 million (9.9%). This decrease was due primarily to lower operating income as discussed above, partially offset by a lower effective tax rate and lower interest expense, net. Diluted and basic EPS of $2.13 decreased by 10.1%. Excluding an unfavorable currency impact of $0.28, diluted EPS increased by 1.7%.
Consolidated Operating Results for the Three Months Ended June 30, 2016
The following discussion compares our consolidated operating results for the three months ended June 30, 2016, with the three months ended June 30, 2015.
Our cigarette shipment volume decreased by 4.8%, or by 4.3% excluding unfavorable net estimated inventory movements, primarily reflecting declines in:

•	EEMA, principally North Africa and Russia, partly offset by Turkey and Ukraine;

•	Asia, principally Japan, Pakistan and the Philippines, partly offset by Indonesia; and

•	Latin America & Canada, predominantly Argentina.

Our cigarette shipment volume by brand is shown in the table below:

PMI Cigarette Shipment Volume by Brand (Million Units)
	Second-Quarter
	2016	2015	Change
Marlboro	70,103	72,322	(3.1)%
L&M	24,554	24,546	—%
Parliament	11,910	11,514	3.4%
Bond Street	11,361	11,777	(3.5)%
Chesterfield	11,602	10,611	9.3%
Philip Morris	8,910	8,831	0.9%
Lark	7,535	8,270	(8.9)%
Others	63,314	71,962	(12.0)%
Total PMI	209,289	219,833	(4.8)%

Cigarette shipment volume of Marlboro decreased, reflecting declines in: EEMA, primarily North Africa, partly offset by Turkey; and Latin America & Canada, mainly Argentina. The decline was partly offset by growth in Asia, driven by Indonesia and the Philippines, partly offset by Japan. Cigarette shipment volume of Marlboro in the European Union decreased by 0.3%.

Cigarette shipment volume of L&M was flat, with growth, driven by EEMA, notably North Africa and Ukraine, offset by a decline in Asia, primarily Thailand.

Cigarette shipment volume of Parliament increased, mainly driven by Korea and Turkey. Cigarette shipment volume of Bond Street decreased, mainly due to the European Union and Russia, partly offset by Ukraine. Cigarette shipment volume of Chesterfield increased, mainly driven by the morphing of Red & White in the Czech Republic, Italy and Turkey, partly offset by Russia. Cigarette shipment volume of Philip Morris increased, mainly driven by Hungary, as well as Italy, benefiting from the morphing of Diana, partly offset by Argentina. Cigarette shipment volume of Lark decreased, principally due to Japan, partly offset by Turkey. Cigarette shipment volume of “Others” declined due in large part to decreases in low-margin volume in Pakistan and the Philippines.

Our cigarette market share increased in a number of key markets, including Belgium, Canada, the Czech Republic, Egypt, France, Japan, Kazakhstan, Kuwait, Mexico, the Netherlands, the Philippines, Poland, Saudi Arabia, Spain, Switzerland, Turkey, Ukraine and the United Kingdom.

Total shipment volume of OTP, in cigarette equivalent units, decreased by 9.7%.

Total shipment volume for cigarettes and OTP, in cigarette equivalent units, decreased by 5.0%.

Total shipment volume of HeatSticks reached 1.2 billion units, up from 52 million units during the three months ended June 30, 2015.
Our net revenues and excise taxes on products were as follows:

	For the Three Months Ended June 30,
(in millions)	2016	2015	Variance	%
Net revenues	$19,041	$18,763	$278	1.5%
Excise taxes on products	12,392	11,904	488	4.1%
Net revenues, excluding excise taxes on products	$6,649	$6,859	$(210)	(3.1)%

Net revenues, which include excise taxes billed to customers, increased by $278 million. Excluding excise taxes, net revenues decreased by $210 million due to:

•	unfavorable currency ($303 million) and

•	unfavorable volume/mix ($251 million), partly offset by

•	price increases ($344 million).

The unfavorable currency was due primarily to the Argentine peso, Canadian dollar, Egyptian pound, Indonesian rupiah, Kazakh tenge, Mexican peso, Russian ruble and Turkish lira, partially offset by the Euro.

Net revenues include $466 million in 2016 and $454 million in 2015 related to sales of OTP. These net revenue amounts include excise taxes billed to customers. Excluding excise taxes, net revenues for OTP were $166 million in 2016 and $168 million in 2015.

Excise taxes on products increased by $488 million due to:

•	higher excise taxes resulting from changes in retail prices and tax rates ($1.2 billion) and

•	higher excise taxes resulting from volume/mix ($114 million), partly offset by

•	favorable currency ($873 million).

Our cost of sales; marketing, administration and research costs; and operating income were as follows:

	For the Three Months Ended June 30,
(in millions)	2016	2015	Variance	%
Cost of sales	$2,364	$2,378	$(14)	(0.6)%
Marketing, administration and research costs	1,513	1,568	(55)	(3.5)%
Operating income	2,753	2,892	(139)	(4.8)%
Cost of sales decreased by $14 million due to:

•	favorable currency ($41 million) and

•	lower manufacturing costs ($35 million), partly offset by

•	higher cost of sales resulting from volume/mix ($62 million).

Marketing, administration and research costs decreased by $55 million due to:

•	favorable currency ($69 million), partly offset by

•	higher expenses ($14 million, primarily higher marketing and selling expenses).

Operating income decreased by $139 million due primarily to:

•	unfavorable volume/mix ($313 million),

•	unfavorable currency ($193 million) and

•	higher marketing, administration and research costs ($14 million), partly offset by

•	price increases ($344 million)

•	lower manufacturing costs ($35 million).

Interest expense, net, of $223 million decreased by $36 million (13.9%), due primarily to lower effective interest rates on debt.

Net earnings attributable to PMI of $1.8 billion decreased by $99 million (5.2%). This decrease was due primarily to lower operating income as discussed above, partially offset by lower interest expense, net. Diluted and basic EPS of $1.15 decreased by 5.0%. Excluding an unfavorable currency impact of $0.08, diluted EPS increased by 1.7%.

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

However, the FCTC governing body, the Conference of the Parties (“CoP”), has adopted non-binding guidelines and policy recommendations related to certain articles of the FCTC, some of which we oppose, including extreme measures such as point-of-sale display bans, plain packaging, bans on all forms of communication with adult smokers, ingredient restrictions or bans based on the concepts of palatability or attractiveness and excessive taxation. Among other things, these measures would limit our ability to differentiate our products and would disrupt competition, are not based on sound evidence of a public health benefit, are likely to lead to adverse consequences, such as increased illicit trade and, in some cases, result in the expropriation of our trademarks and violate international treaties.

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

To date, 19 Member States have adopted laws transposing the Directive, while the remaining Member States are concluding the national transpositions.

In June 2014, two of our subsidiaries filed papers in the English High Court seeking judicial review of whether the Directive complies with existing EU Treaties. In November 2014, the English High Court referred the case to the Court of Justice of the European Union (“CJEU”). In July 2014, the government of Poland filed a complaint with the CJEU challenging the validity of various provisions in the Directive that ban menthol cigarettes. On May 4, 2016, the CJEU issued a final decision upholding the Directive.

Plain Packaging: Plain packaging regulation bans the use of branding, logos and colors on packaging of tobacco products other than the brand name and variant, which may be printed only in specified locations and in a uniform font. Similarly, the brand name and variant may be printed on individual cigarettes only in specified locations and in a uniform font or not at all.

To date, Australia, France and the U.K. have implemented plain packaging. In France, full compliance at retail is required as of January 2017, and in the U.K., full compliance is required as of May 2017. In Ireland, implementation is subject to a Ministerial Commencement Order, which has yet to be issued.

In May 2015, three of our subsidiaries filed papers in the English High Court seeking judicial review of the U.K.’s plain packaging legislation. On May 19, 2016, the Court issued a judgment rejecting our claims as well as those from other tobacco companies. We are not appealing the decision, but the judgment is subject to appeal by other claimants. The Conseil d’Etat in France is currently considering whether the decree that implements France’s plain packaging legislation is valid under French law. A decision is expected before November 2016. It is not possible to predict the outcome of this proceeding.

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

Australia’s plain packaging legislation triggered three legal challenges. First, major tobacco manufacturers, including our Australian subsidiary, challenged the legislation’s constitutionality in the High Court of Australia. Although the High Court found the legislation constitutional, a majority of the Justices concluded that plain packaging deprives tobacco manufacturers of their property. Second, our Hong Kong subsidiary initiated arbitration proceedings against the Australian government pursuant to the Hong Kong-Australia Bilateral Investment Treaty and sought substantial compensation for the deprivation of its investments in Australia. In December 2015, the tribunal hearing the case declined jurisdiction to hear the merits of our subsidiary's claim. The tribunal's decision, which is final, did not address the legality or effectiveness of Australia's plain packaging legislation. Third, several countries have initiated World Trade Organization (“WTO”) dispute settlement proceedings against Australia. It is not possible to predict the outcome of these legal proceedings.

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

Restrictions and Bans on the Use of Ingredients: Currently, the WHO and others in the public health community recommend restrictions or total bans on the use of some or all ingredients in tobacco products, including menthol. Some regulators have considered and rejected such proposals, while others have proposed and, in a few cases, adopted restrictions or bans. In particular, as mentioned above the European Union has banned characterizing flavors in tobacco products, subject to an exemption until May 2020 for menthol. Other countries may follow the EU’s approach. For instance, Turkey has banned menthol as of May 2020. More sweeping ingredient bans have been adopted by Canada and Brazil.

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

Health Warning Requirements: In most countries, governments require large and often graphic health warnings covering at least 30% of the front and back of cigarette packs (the size mandated by the FCTC). A growing number of countries require warnings covering 50% of the front and back of the pack, and a small number of countries require larger warnings, such as Australia (75% front and 90% back), Mexico (30% front and 100% back), Uruguay (80% front and back), Thailand (85% front and back), and Canada (75% front and back).

In Thailand, litigation challenging excessively large health warnings is pending. It is not possible to predict the outcome of this proceeding.

In Uruguay, litigation that sought clarification on the role of excessively large health warnings concluded in favor of the government.
We support health warning requirements designed to inform consumers of the risks of smoking. Where health warnings are not required, we place them on packaging voluntarily in the official language or languages of the country. We defer to governments on the content of warnings except for content that vilifies tobacco companies or does not fairly represent the actual effects of smoking. However, we oppose excessively large health warnings that impede our ability to compete in the market by leaving insufficient space for our distinctive trademarks and pack designs. The data do not show that disproportionately increasing the size of health warnings effectively reduces tobacco consumption.

Other Packaging Restrictions: Some governments have passed, or are seeking to pass, restrictions on packaging and labeling, including standardizing the shape, format and layout of packaging, as well as imposing broad restrictions on how the space left for branding and product descriptions can be used. Examples include prohibitions on: (1) the use of colors that are alleged to suggest that one brand is less harmful than others and (2) specific descriptive phrases deemed to be misleading, including, for example, “premium,” “full flavor,” “international,” “gold,” “silver,” and “menthol.” We oppose such broad packaging restrictions because they unnecessarily limit brand and product differentiation, are anticompetitive, prevent us from providing adult smokers with information about our products, unduly restrict our intellectual property rights, and violate international trade agreements.

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

Restrictions on the Sale of Innovative Tobacco Products: Some governments have passed, or are seeking to pass, regulations that ban the sale of e-cigarettes or “emerging” tobacco products, including novel tobacco or nicotine products, such as snus, heated tobacco -- where no combustion takes place and no smoke is produced -- dissolvable tobacco products or nicotine, and nicotine delivery systems (e.g., e-vapor products). These regulations might foreclose adult smoker access even to products that might be shown to present significantly less risk of harm than existing products. We oppose such blanket bans of products that may have the potential to reduce the harm of smoking. By contrast, we support regulation that sets strict standards and propels innovation to benefit adult smokers and public health.

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

Regulators in some countries have also called for the exclusion of tobacco from certain basic provisions of trade and investment agreements. The Trans-Pacific Partnership Agreement (“TPP”) includes a provision that denies investors access to the Investor

State Dispute Settlement Mechanism to challenge “tobacco control measures,” as defined in the TPP. None of the 12 parties to this agreement has yet ratified it. If this carve-out enters into force, we believe it would constitute unfair discrimination against a legal industry, be at odds with fundamental principles of international investment protection, and constitute a dangerous precedent for many other sectors.

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

A number of jurisdictions are considering actions to prevent illicit trade. In November 2012, the FCTC adopted the Protocol to Eliminate Illicit Trade in Tobacco Products (the “Protocol”), which includes supply chain control measures, such as licensing of manufacturers and distributors, enforcement in free trade zones, controls on duty free and Internet sales and the implementation of tracking and tracing technologies. To date, 54 countries have signed the Protocol and 18 countries and the European Union have ratified it. The Protocol will come into force once the fortieth country ratifies it, after which countries must implement its measures via national legislation. We expect, and welcome, that other countries will ratify the Protocol.

Additionally, we and our subsidiaries have entered into cooperation agreements with governments and authorities to support their anti-illicit trade efforts. For example, in 2004, we entered into a cooperation agreement with the EU and its member states that provided for cooperation with European law enforcement agencies on anti-contraband and on anti-counterfeit efforts. Under the terms of this agreement we made financial contributions of approximately $75 million per year (recorded as an expense in cost of sales when product is shipped) to support these efforts. The EU Commission recently decided not to renew the agreement, which expired in July 2016.

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

In May 2016, PMI launched PMI IMPACT, a new global initiative that supports third party projects dedicated to fighting illegal trade and related crimes such as corruption, organized criminal networks and money laundering. The centerpiece of PMI IMPACT is a council of external independent experts with impeccable credentials in the fields of law, anti-corruption and law enforcement. The experts are responsible for evaluating and approving funding proposals for PMI IMPACT grants. PMI has pledged $100 million to fund projects within PMI IMPACT during the next three years.

Reduced-Risk Products: We use the term RRP to refer to products with the potential to reduce individual risk and population harm in comparison to smoking cigarettes.  Our RRPs are in various stages of development and commercialization, and we are conducting extensive and rigorous scientific studies to determine whether we can support claims for such products of reduced exposure to harmful and potentially harmful constituents in smoke and, ultimately, claims of reduced disease risk when compared to smoking cigarettes.  Before making any such claims, we will rigorously evaluate the full set of data from the relevant scientific studies to determine whether they substantiate reduced exposure or risk.  Any such claims may also be subject to government review and authorization, as is the case in certain markets today. We draw upon a team of world-class scientists and engineers from a broad spectrum of scientific disciplines, and our efforts are guided by the following three key objectives:

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

Four RRP platforms are in various stages of development and commercialization readiness:

•
Platform 1 uses a precisely controlled heating device that we are commercializing under the iQOS brand name, into which a specially designed tobacco product under the Marlboro, Parliament, Heets and HeatSticks brand names is inserted and heated to generate an aerosol. Six short-term clinical studies have been completed. The study results show a substantial reduction in relevant biomarkers of exposure to harmful or potentially harmful constituents (“HPHCs”) in adult consumers who switched to iQOS compared to adult consumers who continued to smoke cigarettes over a five-day period. The final report of a three-month clinical reduced-exposure study conducted in Japan has been issued, and the final report for a three-month clinical reduced-exposure study conducted in the U.S. will be issued shortly. In these studies, we observed reduction in all 15 biomarkers of exposure to corresponding HPHCs measured in those who switched to iQOS compared to those who continued to smoke cigarettes. Furthermore, the reductions measured in those who switched to iQOS approached those that were observed in study participants who quit smoking for the duration of the study. We also initiated a 6+6 month exposure response study in December 2014, and expect the results regarding the first six-month term in the first quarter of 2017.

•
Platform 2 uses a pressed carbon heat source to generate an aerosol by heating tobacco. Clinical testing of Platform 2 started in the second quarter of 2015, including a pharmacokinetic study and a reduced-exposure study (in confinement) that have now been completed. Final study reports will be issued later this year.

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

We are proceeding with the commercialization of RRPs. In January 2014, we announced an investment of up to €500 million over three years in our first manufacturing facility in the European Union and an associated pilot plant near Bologna, Italy, to produce our RRPs. The Bologna factory, which will initially manufacture Platform 1 tobacco sticks (HeatSticks), started commercial production in the first quarter of 2016 and is planned to reach production of 30 billion units by the end of 2017. We anticipate capacity limitations through the first quarter of 2017. Additional investments are planned at the Bologna site as well as the conversion of some of our existing manufacturing facilities in the European Union for RRP production.

In the United States of America, an established regulatory framework for assessing “Modified Risk Tobacco Products” exists under the jurisdiction of the Food and Drug Administration (“FDA”) by virtue of a 2009 statute. We expect that future FDA actions are likely to influence the regulatory approach of other interested governments. Our assessment approach and the studies conducted to date reflect the rigorous evidentiary package contemplated in the FDA’s Draft Guidance for Modified Risk Tobacco Product Applications (2012). We have shared our approach and studies with the FDA’s Center for Tobacco Products. We plan to submit a Modified Risk Tobacco Product Application as well as a Premarket Tobacco Application for Platform 1 in 2016.

In the EU, a growing number of Member States have been adopting their own regulations. We are engaging with regulators in several EU Member States, where we filed a comprehensive dossier summarizing our scientific assessment of Platform 1 and results to date in accordance with the requirements of applicable law. For example, Austria, Belgium, Germany and Poland require pre-market authorizations for the introduction into the market of what the EU Tobacco Products Directive describes as Novel Tobacco Products. We have filed an application for authorization of our Platform 1 in Germany and expect a response by the end of 2016.

As we work to develop evidence to substantiate the risk reduction potential of our products, we review our ability to make claims of reduced exposure or risk based on applicable laws and regulations and, as we are already doing, engage with regulators and share the evidence with them. We are also engaging with the scientific community, sharing our assessment approach and the results we have generated. There can be no assurance that we will succeed in our efforts or that regulators will permit the marketing of our RRPs with substantiated claims of reduced exposure or risk as compared with smoking cigarettes.

In 2014, we introduced the iQOS system in pilot city launches in Nagoya, Japan, and in Milan, Italy. Thereafter, we launched iQOS in Switzerland, started pilot city launches in Moscow, Bucharest and Kiev, and continued the gradual expansion in Italy, where we launched in several cities, including Rome, Modena, Turin and Bologna, and in Sicily and Portugal. We achieved national coverage in Japan as of April 2016. By the end of June 2016, iQOS was present in ten markets, following its commercialization in select cities in Denmark, Germany and in the Principality of Monaco. To date, the product has not been marketed with claims of reduced risk.

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

Additionally, in November 2010, a WTO panel issued its decision in a dispute relating to facts that arose from August 2006 between the Philippines and Thailand concerning a series of Thai customs and tax measures affecting cigarettes imported by PM Thailand into Thailand from the Philippines (see Note 9. Contingencies for additional information). The WTO panel decision, which was upheld by the WTO Appellate Body, concluded that Thailand had no basis to find that PM Thailand's declared customs values and taxes paid were too low, as alleged by the DSI in 2009. The decision also created obligations for Thailand to revise its laws, regulations, or practices affecting the customs valuation and tax treatment of future cigarette imports. Thailand agreed in September 2011 to fully comply with the decision by October 2012. The Philippines contends that to date Thailand has not fully complied and commenced formal proceedings at the WTO to address the outstanding issues. The Philippines has repeatedly expressed concerns with ongoing investigations by Thailand of PM Thailand, including those that led to the criminal charges described in Note 9. Contingencies, noting that these investigations appear to be based on grounds not supported by WTO customs valuation rules and inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies.

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

Operating Results – Six Months and Three Months Ended June 30, 2016

The following discussion compares operating results within each of our reportable segments for the six months and three months ended June 30, 2016, with the six months and three months ended June 30, 2015.

European Union:

European Union	For the Six Months Ended June 30,
(in millions)	2016	2015	Variance	%
Net revenues	$13,277	$12,898	$379	2.9%
Excise taxes on products	9,259	8,887	372	4.2%
Net revenues, excluding excise taxes on products	4,018	4,011	7	0.2%
Operating companies income	1,976	1,932	44	2.3%
For the six months ended June 30, 2016, net revenues, which include excise taxes billed to customers, increased by $379 million. Excluding excise taxes, net revenues increased by $7 million due to:

•	price increases ($179 million), partly offset by

•	unfavorable currency ($116 million) and

•	unfavorable volume/mix ($56 million).

The net revenues of the European Union segment include $705 million in 2016 and $716 million in 2015 related to sales of OTP. Excluding excise taxes, OTP net revenues for the European Union segment were $248 million in 2016 and $252 million in 2015.
Operating companies income increased by $44 million during the six months ended June 30, 2016. This increase was due primarily to:

•	price increases ($179 million), partly offset by

•	unfavorable volume/mix ($65 million),

•	higher marketing, administration and research costs ($53 million) and

•	unfavorable currency ($24 million).

European Union	For the Three Months Ended June 30,
(in millions)	2016	2015	Variance	%
Net revenues	$7,134	$6,676	$458	6.9%
Excise taxes on products	4,979	4,616	363	7.9%
Net revenues, excluding excise taxes on products	2,155	2,060	95	4.6%
Operating companies income	1,070	1,005	65	6.5%
For the three months ended June 30, 2016, net revenues increased by $458 million. Excluding excise taxes, net revenues increased by $95 million due to:

•	price increases ($106 million) and

•	favorable currency ($39 million), partly offset by

•	unfavorable volume/mix ($50 million).

The net revenues of the European Union segment include $370 million in 2016 and $364 million in 2015 related to sales of OTP. Excluding excise taxes, OTP net revenues for the European Union segment were $129 million in 2016 and $128 million in 2015.
Operating companies income increased by $65 million during the three months ended June 30, 2016. This increase was due primarily to:

•	price increases ($106 million) and

•	favorable currency ($30 million), partially offset by

•	unfavorable volume/mix ($53 million) and

•	higher marketing, administration and research costs ($11 million, primarily related to the commercialization of our RRPs).

European Union - Industry Volume

In the second quarter, the estimated total cigarette market increased by 0.1% to 129.1 billion units, primarily reflecting improved macroeconomics, a lower prevalence of illicit trade and e-vapor products and, in certain geographies, the estimated favorable impact of immigration. Excluding the net impact of estimated inventory movements, the estimated total cigarette market decreased by 0.3%.

In the second quarter, the estimated total OTP market decreased by 1.0% to 38.9 billion cigarette equivalent units, reflecting a lower total fine cut market, down by 0.9% to 36.1 billion cigarette equivalent units.

For the six months year-to-date, the estimated total cigarette market increased by 0.4% to 244.2 billion units, reflecting the same dynamics as those for the quarter.

For the six months year-to-date, the estimated total OTP market was essentially flat at 75.1 billion cigarette equivalent units. The total fine cut market increased by 0.2% to 69.7 billion cigarette equivalent units.

European Union - PMI Shipment Volume and Market Share

Cigarette shipment volume and market share performance by brand are shown in the tables below:

European Union Cigarette Shipment Volume by Brand (Million Units)
	Second-Quarter			Six Months Year-to-Date
	2016	2015	Change	2016	2015	Change
Marlboro	24,939	25,003	(0.3)%	47,639	46,907	1.6%
L&M	8,986	9,054	(0.7)%	17,174	16,887	1.7%
Chesterfield	7,907	7,151	10.6%	15,055	13,657	10.2%
Philip Morris	4,238	3,689	14.9%	8,292	6,114	35.6%
Others	4,329	5,901	(26.6)%	8,232	12,043	(31.6)%
Total EU	50,399	50,798	(0.8)%	96,392	95,608	0.8%

European Union Cigarette Market Shares by Brand
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2016	2015	p.p.	2016	2015	p.p.
Marlboro	19.1%	19.0%	0.1	19.0%	18.8%	0.2
L&M	6.9%	7.0%	(0.1)	6.9%	6.9%	—
Chesterfield	6.0%	5.6%	0.4	6.0%	5.6%	0.4
Philip Morris	3.3%	3.2%	0.1	3.3%	3.2%	0.1
Others	3.2%	3.9%	(0.7)	3.3%	3.9%	(0.6)
Total EU	38.5%	38.7%	(0.2)	38.5%	38.4%	0.1

In the second quarter, our cigarette shipment volume decreased by 0.8% to 50.4 billion units, mainly due to Germany and Italy, partly offset by Poland and Spain. Our cigarette market share decreased by 0.2 points to 38.5%, with gains notably in France, Poland and Spain offset by declines, notably in Germany and Italy.

In the second quarter, our shipments of OTP decreased by 3.9% to 5.8 billion cigarette equivalent units. Our total OTP market share decreased by 0.4 points to 14.9%.

For the six months year-to-date, our cigarette shipment volume increased by 0.8% to 96.4 billion units, mainly driven by Poland and Spain, partly offset by Italy and Romania. Our cigarette market share increased by 0.1 point to 38.5%, with gains notably in France, Poland and Spain, partly offset by declines, notably in Germany and Italy.

For the six months year-to-date, our shipments of OTP decreased by 1.8% to 11.4 billion cigarette equivalent units. Our total OTP market share decreased by 0.3 points to 14.9%.

European Union - Key Market Commentaries

In France, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	France Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2016	2015	% / p.p.	2016	2015	% / p.p.
Total Cigarette Market (billion units)	11.7	11.8	(0.9)%	22.4	22.4	—%

PMI Shipments (million units)	5,056	5,126	(1.4)%	9,835	9,704	1.3%

PMI Cigarette Market Share
Marlboro	26.2%	25.9%	0.3	26.1%	25.7%	0.4
Philip Morris	10.0%	9.6%	0.4	10.1%	9.6%	0.5
Chesterfield	3.2%	3.3%	(0.1)	3.1%	3.3%	(0.2)
Others	2.7%	3.0%	(0.3)	2.8%	2.9%	(0.1)
Total	42.1%	41.8%	0.3	42.1%	41.5%	0.6

In the second quarter, the estimated total cigarette market decreased by 0.9%. Excluding the net impact of estimated trade inventory movements, the total market increased by 1.2%, partly reflecting a lower prevalence of illicit trade and e-vapor products. The decrease in our cigarette shipment volume mainly reflected the lower total cigarette market, partly offset by market share growth, driven by Marlboro, as well as the launch of Philip Morris 25s and 100s in January 2016. The estimated total industry fine cut category of 3.9 billion cigarette equivalent units increased by 4.9%. Our market share of the category was flat at 25.0%.

For the six months year-to-date, the estimated total cigarette market was flat. Excluding the net impact of estimated trade inventory movements, the total market increased by 0.9%, partly reflecting a lower prevalence of illicit trade and e-vapor products. The increase in our cigarette shipment volume mainly reflected market share growth, driven by the same dynamics as those in the quarter. The estimated total industry fine cut category of 7.4 billion cigarette equivalent units increased by 5.0%. Our market share of the category increased by 0.2 points to 25.2%.

In Germany, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Germany Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2016	2015	% / p.p.	2016	2015	% / p.p.
Total Cigarette Market (billion units)	20.1	19.9	1.3%	38.0	38.0	(0.1)%

PMI Shipments (million units)	7,608	7,756	(1.9)%	14,375	14,501	(0.9)%

PMI Cigarette Market Share
Marlboro	22.7%	23.0%	(0.3)	22.8%	22.5%	0.3
L&M	11.9%	12.7%	(0.8)	11.9%	12.5%	(0.6)
Chesterfield	1.7%	1.8%	(0.1)	1.7%	1.7%	—
Others	1.5%	1.5%	—	1.4%	1.4%	—
Total	37.8%	39.0%	(1.2)	37.8%	38.1%	(0.3)

In the second quarter, the estimated total cigarette market increased by 1.3%. Excluding the net impact of estimated trade inventory movements, the total market moderated to a decline of 0.3%, principally reflecting a lower prevalence of illicit trade and the estimated favorable impact of immigration. The decrease in our cigarette shipment volume was mainly due to lower market share, principally L&M, partly reflecting the impact of its move upwards from its round €5.00/pack price point in 2015 and the timing of competitors' price moves. The estimated total industry fine cut category of 10.5 billion cigarette equivalent units increased by 2.7%. Our market share of the category decreased by 1.7 points to 11.7%.

For the six months year-to-date, the estimated total cigarette market was essentially flat. The decrease in our cigarette shipment volume mainly reflected lower market share, due to the same dynamics as those for the quarter. The estimated total industry fine cut category of 20.0 billion cigarette equivalent units increased by 1.4%. Our market share of the category decreased by 0.9 points to 12.1%.

In Italy, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Italy Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2016	2015	% / p.p.	2016	2015	% / p.p.
Total Cigarette Market (billion units)	18.7	18.9	(1.1)%	35.8	35.4	1.2%

PMI Shipments (million units)	10,075	10,564	(4.6)%	19,922	20,214	(1.4)%

PMI Cigarette Market Share
Marlboro	24.3%	24.6%	(0.3)	24.3%	24.7%	(0.4)
Chesterfield	11.5%	10.8%	0.7	11.6%	10.7%	0.9
Philip Morris	8.5%	9.4%	(0.9)	8.7%	9.5%	(0.8)
Others	8.1%	9.0%	(0.9)	8.3%	9.0%	(0.7)
Total	52.4%	53.8%	(1.4)	52.9%	53.9%	(1.0)

In the second quarter, the estimated total cigarette market decreased by 1.1%, partly moderated by a lower prevalence of illicit trade. Our cigarette shipments decreased by 4.6%, mainly reflecting lower cigarette market share, notably due to Marlboro as a result of its price increase in the quarter, and low-price Philip Morris, impacted by the growth of the super-low price segment, partly offset by super-low price Chesterfield. The estimated total industry fine cut category of 1.7 billion cigarette equivalent units increased by 3.0%. Our market share of the category decreased by 2.4 points to 38.9%.

For the six months year-to-date, the estimated total cigarette market increased by 1.2%, reflecting a lower prevalence of illicit trade and the favorable estimated impact of immigration. The decline of our cigarette shipments and market share reflected the same dynamics as those in the quarter. The estimated total industry fine cut category of 3.2 billion cigarette equivalent units increased by 3.9%. Our market share of the category decreased by 2.2 points to 39.2%.

In Poland, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Poland Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2016	2015	% / p.p.	2016	2015	% / p.p.
Total Cigarette Market (billion units)	10.7	10.6	1.2%	20.8	20.3	2.1%

PMI Shipments (million units)	4,505	4,266	5.6%	8,651	8,023	7.8%

PMI Cigarette Market Share
Marlboro	11.5%	11.4%	0.1	11.3%	11.0%	0.3
L&M	18.1%	17.9%	0.2	18.3%	17.7%	0.6
Chesterfield	9.2%	8.6%	0.6	8.9%	8.3%	0.6
Others	3.2%	2.4%	0.8	3.1%	2.4%	0.7
Total	42.0%	40.3%	1.7	41.6%	39.4%	2.2

In the second quarter, the estimated total cigarette market increased by 1.2%, primarily driven by a lower prevalence of e-vapor products and non-duty paid products. The increase in our cigarette shipment volume reflected the higher total market and higher market share, principally driven by Chesterfield, benefiting from its 100s and super-slims variants, and RGD in "Others," up by 0.9 points to 2.9%. The estimated total industry fine cut category of 1.1 billion cigarette equivalent units increased by 4.1%. Our market share of the category decreased by 5.8 points to 26.6%, mainly due to increased price competition at the bottom of the market.

For the six months year-to-date, the estimated total cigarette market increased by 2.1%, reflecting the same dynamics as those in the quarter. The increase in our cigarette shipment volume resulted from the higher total market and higher market share, driven principally by L&M, reflecting the positive impact of brand support, Chesterfield, benefiting from its 100s and super-slims variants, and RGD in "Others," up by 0.9 points to 2.7%. The estimated total industry fine cut category of 2.1 billion cigarette equivalent units increased by 4.0%. Our market share of the category decreased by 7.0 points to 26.0%, mainly due to increased price competition at the bottom of the market.

In Spain, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Spain Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2016	2015	% / p.p.	2016	2015	% / p.p.
Total Cigarette Market (billion units)	11.9	11.8	0.8%	22.2	22.3	(0.2)%

PMI Shipments (million units)	4,344	4,121	5.4%	8,366	7,688	8.8%

PMI Cigarette Market Share
Marlboro	17.9%	16.8%	1.1	17.8%	16.4%	1.4
Chesterfield	8.5%	9.1%	(0.6)	8.7%	9.3%	(0.6)
L&M	5.4%	5.8%	(0.4)	5.5%	5.9%	(0.4)
Others	2.0%	1.5%	0.5	2.0%	1.4%	0.6
Total	33.8%	33.2%	0.6	34.0%	33.0%	1.0

In the second quarter, the estimated total cigarette market increased by 0.8%, mainly reflecting an improving economy, and the favorable estimated impact of in-switching from other tobacco products as well as immigration. Excluding the net impact of distributor inventory movements, our cigarette shipment volume increased by 2.6%, driven by higher market share reflecting the strong performance of Marlboro, benefiting from its round price point in the vending channel and the new Architecture 2.0. The estimated total industry fine cut category of 2.5 billion cigarette equivalent units decreased by 0.2%. Our market share of the fine cut category decreased by 1.7 points to 11.8%.

For the six months year-to-date, the estimated total cigarette market decreased by 0.2%. Excluding the net impact of distributor inventory movements, our cigarette shipment volume increased by 2.8%, driven by the same dynamics as those for the quarter. The estimated total industry fine cut category of 4.6 billion cigarette equivalent units decreased by 2.0%. Our market share of the fine cut category decreased by 1.5 points to 12.4%.

Eastern Europe, Middle East & Africa:

Eastern Europe, Middle East & Africa	For the Six Months Ended June 30,
(in millions)	2016	2015	Variance	%
Net revenues	$8,528	$8,801	$(273)	(3.1)%
Excise taxes on products	5,262	5,170	92	1.8%
Net revenues, excluding excise taxes on products	3,266	3,631	(365)	(10.1)%
Operating companies income	1,427	1,719	(292)	(17.0)%

For the six months ended June 30, 2016, net revenues, which include excise taxes billed to customers, decreased by $273 million. Excluding excise taxes, net revenues decreased by $365 million due to:

•	unfavorable currency ($374 million) and

•	unfavorable volume/mix ($213 million), partly offset by

•	price increases ($222 million).

Operating companies income decreased by $292 million during the six months ended June 30, 2016. This decrease was due primarily to:

•	unfavorable currency ($322 million),

•	unfavorable volume/mix ($212 million) and

•	higher marketing, administration and research costs ($23 million, including investments related to the commercialization of our RRPs), partially offset by

•	price increases ($222 million) and

•	lower manufacturing costs ($47 million).

Eastern Europe, Middle East & Africa	For the Three Months Ended June 30,
(in millions)	2016	2015	Variance	%
Net revenues	$4,531	$4,654	$(123)	(2.6)%
Excise taxes on products	2,867	2,807	60	2.1%
Net revenues, excluding excise taxes on products	1,664	1,847	(183)	(9.9)%
Operating companies income	794	853	(59)	(6.9)%

For the three months ended June 30, 2016, net revenues decreased by $123 million. Excluding excise taxes, net revenues decreased by $183 million due to:

•	unfavorable currency ($171 million) and

•	unfavorable volume/mix ($123 million), partly offset by

•	price increases ($111 million).

Operating companies income decreased by $59 million during the three months ended June 30, 2016. This decrease was due primarily to:

•	unfavorable currency ($145 million) and

•	unfavorable volume/mix ($106 million), partially offset by

•	price increases ($111 million),

•	lower manufacturing costs ($40 million) and

•	lower marketing, administration and research costs ($35 million).

Eastern Europe, Middle East & Africa - PMI Cigarette Shipment Volume

In the second quarter, our cigarette shipment volume decreased by 4.0% to 68.3 billion units, mainly due to North Africa and Russia, partly offset by Turkey and Ukraine. Our cigarette shipment volume of Marlboro decreased by 11.4% to 17.4 billion units, principally due to North Africa, partly offset by Turkey. Our cigarette shipment volume of Parliament increased by 3.7% to 8.9 billion units, primarily driven by Turkey. Our cigarette shipment volume of L&M increased by 3.5% to 13.2 billion units, mainly driven by North Africa and Ukraine, partly offset by Russia and Turkey.

For the six months year-to-date, our cigarette shipment volume decreased by 1.8% to 131.5 billion units, mainly due to North Africa and Russia, partially offset by Turkey and Ukraine. Our cigarette shipment volume of Marlboro decreased by 10.1% to 34.9 billion units, principally due to North Africa, partly offset by Saudi Arabia and Turkey. Our cigarette shipment volume of Parliament increased by 2.3% to 16.2 billion units, driven by Turkey, partly offset by Russia. Our cigarette shipment volume of L&M increased by 5.9% to 26.0 billion units, driven notably by North Africa and Ukraine, partly offset by Russia and Saudi Arabia.

Eastern Europe, Middle East & Africa - Key Market Commentaries

In North Africa (defined as Algeria, Egypt, Libya, Morocco and Tunisia), estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	North Africa Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2016	2015	% / p.p.	2016	2015	% / p.p.
Total Cigarette Market (billion units)	32.8	35.6	(7.9)%	67.1	68.0	(1.2)%

PMI Shipments (million units)	7,184	8,806	(18.4)%	17,414	18,008	(3.3)%

PMI Cigarette Market Share
Marlboro	7.2%	13.6%	(6.4)	7.3%	14.2%	(6.9)
L&M	12.4%	10.3%	2.1	13.3%	10.5%	2.8
Others	3.2%	1.8%	1.4	3.0%	1.9%	1.1
Total	22.8%	25.7%	(2.9)	23.6%	26.6%	(3.0)

In the second quarter, the estimated total market decreased by 7.9%, principally due to: an unfavorable comparison with the second quarter of 2015 in Egypt and Algeria, mainly reflecting challenging macro-economic conditions and geopolitical instability. Excluding the impact of estimated total inventory movements, the estimated total cigarette market declined by 0.4%. The decrease in our cigarette shipment volume reflected the lower total market and lower market share, mainly due to: Marlboro in Algeria, principally reflecting the impact of excise tax-driven price increases, as well as lower-than-anticipated acceptance of the 2.0 Architecture for Marlboro Round Taste, and Egypt; partly offset by Merit in Egypt and L&M in Algeria and Egypt.

For the six months year-to-date, the estimated total market decreased by 1.2%, principally due to Algeria. Excluding the impact of estimated inventory movements, the estimated total cigarette market increased by 4.1%. The decrease in our cigarette shipment volume reflected the lower total market and lower market share, mainly due to Marlboro in Algeria and Egypt; partly offset by Merit in Egypt, L&M in Algeria and Egypt and Next in Morocco.

In Russia, estimated industry size, our cigarette shipment volume and May quarter-to-date and year-to-date market share performance, as measured by Nielsen, are shown in the table below.

	Russia Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2016	2015	% / p.p.	2016	2015	% / p.p.
Total Cigarette Market (billion units)	72.1	77.4	(6.8)%	131.5	138.9	(5.3)%

PMI Shipments (million units)	20,537	23,075	(11.0)%	38,347	42,084	(8.9)%

PMI Cigarette Market Share
Marlboro	1.4%	1.4%	—	1.4%	1.4%	—
Parliament	3.9%	3.8%	0.1	3.9%	3.9%	—
Bond Street	8.0%	8.2%	(0.2)	8.2%	8.1%	0.1
Others	13.7%	14.4%	(0.7)	13.9%	14.4%	(0.5)
Total	27.0%	27.8%	(0.8)	27.4%	27.8%	(0.4)

In the second quarter, the estimated total cigarette market decreased by 6.8%, mainly due to the impact of excise tax-driven price increases. The decrease in our cigarette shipment volume mainly reflected the lower total market, and lower cigarette market share due to a decline in "Others" of mid-price L&M and Chesterfield, and super-low Optima, reflecting the timing of retail price increases compared to competition, partly offset by super-low Next/Dubliss.

For the six months year-to-date, the estimated total cigarette market decreased by 5.3%, reflecting the same dynamic as that for the quarter. The decrease in our cigarette shipment volume mainly reflected the lower total market, and lower cigarette market share due to the same factors as those for the quarter.

In Turkey, estimated industry size, our cigarette shipment volume and May quarter-to-date and year-to-date market share performance, as measured by Nielsen, are shown in the table below.

	Turkey Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2016	2015	% / p.p.	2016	2015	% / p.p.
Total Cigarette Market (billion units)	27.1	25.7	5.6%	49.6	45.7	8.4%

PMI Shipments (million units)	13,164	12,012	9.6%	23,509	21,283	10.5%

PMI Cigarette Market Share
Marlboro	10.1%	9.3%	0.8	10.0%	9.1%	0.9
Parliament	11.6%	11.6%	—	11.6%	11.5%	0.1
Lark	7.6%	7.4%	0.2	7.7%	7.3%	0.4
Others	14.9%	15.0%	(0.1)	14.7%	15.4%	(0.7)
Total	44.2%	43.3%	0.9	44.0%	43.3%	0.7

In the second quarter, the estimated total cigarette market increased by 5.6%, partly reflecting a favorable comparison with estimated retail trade inventory movements in the second quarter of 2015, as well as the estimated favorable impact of immigration. The increase in our cigarette shipment volume was mainly driven by a higher total market and market share, led by Marlboro, primarily reflecting the growth of its Touch variant.

For the six months year-to-date, the estimated total cigarette market increased by 8.4%, reflecting a lower prevalence of illicit trade, as well as the estimated favorable impact of immigration. The increase in our cigarette shipment volume was mainly driven by the same factors as those for the quarter.

In Ukraine, estimated industry size, our cigarette shipment volume and May quarter-to-date and year-to-date market share performance, as measured by Nielsen, are shown in the table below.

	Ukraine Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2016	2015	% / p.p.	2016	2015	% / p.p.
Total Cigarette Market (billion units)	19.4	18.9	2.6%	36.7	33.6	9.1%

PMI Shipments (million units)	5,951	5,070	17.4%	11,599	9,678	19.8%

PMI Cigarette Market Share
Marlboro	3.2%	4.0%	(0.8)	3.2%	4.4%	(1.2)
Parliament	3.0%	2.9%	0.1	2.8%	3.0%	(0.2)
Bond Street	10.6%	8.1%	2.5	10.4%	8.0%	2.4
Others	14.4%	15.9%	(1.5)	14.1%	16.3%	(2.2)
Total	31.2%	30.9%	0.3	30.5%	31.7%	(1.2)

In the second quarter, the estimated total market increased by 2.6%. Excluding the net impact of estimated trade inventory movements, the total market increased by 6.0%, principally driven by a lower estimated prevalence of illicit trade. The increase in our cigarette shipment volume mainly reflected the increase in our market share, driven by low price Bond Street, and L&M in "Others," partly offset by Marlboro, reflecting the impact of widened price gaps, and mid-price Chesterfield and super-low President in "Others," mainly resulting from competitive price pressure in the low price segment.

For the six months year-to-date, the estimated total market increased by 9.1%, or by 7.6% excluding the net impact of estimated trade inventory movements, mainly driven by a lower prevalence of illicit trade. The increase in our cigarette shipment volume reflected the higher total cigarette market. The decrease in our market share was primarily due to Marlboro, reflecting the impact of widened price gaps, and mid-price Chesterfield and super-low President in "Others," mainly resulting from competitive price pressure in the low price segment, partly offset by Bond Street.

Asia:

Asia	For the Six Months Ended June 30,
(in millions)	2016		2015	Variance	%
Net revenues	$9,901		$9,803	$98	1.0%
Excise taxes on products	5,800	10,527	5,503	297	5.4%
Net revenues, excluding excise taxes on products	4,101		4,300	(199)	(4.6)%
Operating companies income	1,527		1,731	(204)	(11.8)%

For the six months ended June 30, 2016, net revenues, which include excise taxes billed to customers, increased by $98 million. Excluding excise taxes, net revenues decreased by $199 million due to:

•	unfavorable currency ($185 million) and

•	unfavorable volume/mix ($76 million), partly offset by

•	price increases ($62 million).

Operating companies income decreased by $204 million during the six months ended June 30, 2016. This decrease was due primarily to:

•	unfavorable volume/mix ($203 million),

•	unfavorable currency ($68 million) and

•	higher marketing, administration and research costs ($27 million), partly offset by

•	price increases ($62 million) and

•	lower manufacturing costs ($31 million).

Asia	For the Three Months Ended June 30,
(in millions)	2016	2015	Variance	%
Net revenues	$5,212	$5,039	$173	3.4%
Excise taxes on products	3,079	2,894	185	6.4%
Net revenues, excluding excise taxes on products	2,133	2,145	(12)	(0.6)%
Operating companies income	749	797	(48)	(6.0)%
For the three months ended June 30, 2016, net revenues increased by $173 million. Excluding excise taxes, net revenues decreased by $12 million due to:

•	unfavorable currency ($35 million) and

•	unfavorable volume/mix ($30 million), partly offset by

•	price increases ($53 million).

Operating companies income decreased by $48 million during the three months ended June 30, 2016. This decrease was due primarily to:

•	unfavorable volume/mix ($115 million), partly offset by

•	price increases ($53 million) and

•	lower manufacturing costs ($17 million).

Asia - PMI Cigarette Shipment Volume

In the second quarter, our cigarette shipment volume decreased by 7.9% to 69.3 billion units, mainly due to: Japan, reflecting a lower total estimated market, as well as the unfavorable impact of distributor inventory movements compared to 2015; Pakistan, reflecting a lower total estimated market resulting from the June and December 2015 excise tax-driven price increases, lower market share and the growth of illicit trade; the Philippines, reflecting a lower total estimated market resulting from excise-tax driven price increases; partly offset by Indonesia, driven by a higher total estimated market, reflecting favorable estimated retail trade inventory movements in the quarter. Cigarette shipment volume of Marlboro increased by 2.8% to 19.4 billion units, predominantly driven by Indonesia and the Philippines, partly offset by Japan. Cigarette shipment volume of Parliament increased by 5.6% to 2.6 billion units, driven by Korea. Cigarette shipment volume of Lark decreased by 14.6% to 4.8 billion units, due to Japan.

For the six months year-to-date, our cigarette shipment volume decreased by 7.5% to 134.5 billion units, mainly due to Indonesia, Japan, Pakistan and the Philippines, partly offset by Korea, reflecting a normalization of the total estimated market following the disruptive excise tax increase in January 2015. Cigarette shipment volume of Marlboro increased by 3.9% to 38.3 billion units, mainly driven by Korea and the Philippines, partly offset by Japan. Cigarette shipment volume of Parliament increased by 15.5% to 5.0 billion units, primarily driven by Korea. Cigarette shipment volume of Lark decreased by 10.6% to 9.1 billion units, principally due to Japan.

Asia - Key Market Commentaries
In Indonesia, estimated industry size, our cigarette shipment volume, market share and segmentation performance are shown in the tables below.

	Indonesia Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2016	2015	% / p.p.	2016	2015	% / p.p.
Total Cigarette Market (billion units)	83.6	78.6	6.4%	157.4	156.9	0.3%

PMI Shipments (million units)	28,566	27,659	3.3%	53,708	55,343	(3.0)%

PMI Cigarette Market Share
Sampoerna A	14.2%	15.0%	(0.8)	14.4%	15.0%	(0.6)
Dji Sam Soe	6.6%	7.0%	(0.4)	6.7%	7.0%	(0.3)
U Mild	4.4%	4.9%	(0.5)	4.4%	5.0%	(0.6)
Others	9.0%	8.3%	0.7	8.6%	8.3%	0.3
Total	34.2%	35.2%	(1.0)	34.1%	35.3%	(1.2)

	Indonesia Segmentation Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2016	2015	p.p.	2016	2015	p.p.
Segment % of Total Market
Hand-Rolled Kretek (SKT)	17.9%	18.7%	(0.8)	18.1%	19.0%	(0.9)
Machine-Made Kretek (SKM)	75.7%	75.1%	0.6	75.7%	74.8%	0.9
Whites (SPM)	6.4%	6.2%	0.2	6.2%	6.2%	—
Total	100.0%	100.0%	—	100.0%	100.0%	—

PMI % Share of Segment
Hand-Rolled Kretek (SKT)	38.2%	38.1%	0.1	39.0%	37.9%	1.1
Machine-Made Kretek (SKM)	29.2%	30.7%	(1.5)	29.1%	30.8%	(1.7)
Whites (SPM)	81.1%	81.0%	0.1	81.3%	81.1%	0.2

In the second quarter, the estimated total cigarette market increased by 6.4%, mainly driven by favorable estimated retail trade inventory movements associated with the timing of Ramadan, as well as a favorable comparison with the second quarter of 2015 in which the estimated total cigarette market decreased by 4.5%. Excluding the impact of these inventory movements, the estimated total cigarette market increased by 0.3%. The increase in our cigarette shipments was partly offset by lower market share, mainly reflecting the soft performance of our SKM portfolio due to competitors' discounted product offerings.

For the six months year-to-date, the estimated total cigarette market increased by 0.3%. Excluding the impact of estimated net inventory movements, the estimated total cigarette market decreased by 2.8%, mainly reflecting a soft economic environment. The decrease in our cigarette shipments reflected lower market share resulting from the same factors as those described for the quarter.

In Japan, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Japan Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2016	2015	% / p.p.	2016	2015	% / p.p.
Total Cigarette Market (billion units)	42.7	46.0	(7.1)%	86.2	88.5	(2.6)%

PMI Shipments (million units)	11,042	13,552	(18.5)%	22,593	25,398	(11.0)%

PMI Cigarette Market Share
Marlboro	11.1%	11.3%	(0.2)	10.9%	11.4%	(0.5)
Parliament	2.5%	2.3%	0.2	2.4%	2.3%	0.1
Lark	10.5%	10.0%	0.5	9.9%	10.0%	(0.1)
Others	1.7%	1.8%	(0.1)	1.7%	1.8%	(0.1)
Total	25.8%	25.4%	0.4	24.9%	25.5%	(0.6)

In the second quarter, the estimated total cigarette market decreased by 7.1%, mainly reflecting the reversal of estimated retail trade inventory movements and adult smoker purchases of certain brands of our key competitor in the first quarter of 2016 ahead of their April price increase. Excluding these unfavorable inventory movements, the estimated total cigarette market decreased by 4.2%, reflecting the continued moderation of cigarette consumption, as well as the growth of RRPs. The decrease of our cigarette shipment volume in the quarter mainly reflected the lower total cigarette market as well as the unfavorable impact of distributor inventory movements compared to 2015. Excluding the impact of these estimated inventory movements, our cigarette shipments decreased by 4.6%, reflecting, on the same basis, lower cigarette market share, down by 0.3 points to 25.1%, mainly due to the impact of competitive retail pricing, as well as competitors' differentiated menthol taste product offerings, partly offset by the successful launch of new products Parliament Crystal Blast and Lark Smart Plus.

In the second quarter, the estimated national market share of Marlboro HeatSticks was 2.2%, bringing our total combined national market share to 27.5%, up by 2.1 points. We calculate national market share for HeatSticks in Japan as the total sales volume for HeatSticks as a percentage of the total estimated sales volume for cigarettes and HeatSticks.

For the six months year-to-date, the estimated total cigarette market decreased by 2.6%. Excluding the net impact of distributor inventory movements, our cigarette shipment volume decreased by 4.7%. The decline was mainly due to a lower total cigarette market and lower cigarette market share, mainly due to the impact of competitive retail pricing, as well as competitors' differentiated menthol taste product offerings.

For the six months year-to-date, the estimated national market share of Marlboro HeatSticks was 1.5%, bringing our total combined national market share to 26.0%, up by 0.5 points.

In Korea, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Korea Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2016	2015	% / p.p.	2016	2015	% / p.p.
Total Cigarette Market (billion units)	18.8	17.5	7.0%	35.8	29.6	20.9%

PMI Shipments (million units)	3,902	3,732	4.5%	7,445	6,190	20.3%

PMI Cigarette Market Share
Marlboro	9.4%	9.5%	(0.1)	9.4%	9.5%	(0.1)
Parliament	7.6%	7.3%	0.3	7.6%	7.1%	0.5
Virginia S.	3.2%	3.9%	(0.7)	3.3%	3.9%	(0.6)
Others	0.6%	0.7%	(0.1)	0.6%	0.7%	(0.1)
Total	20.8%	21.4%	(0.6)	20.9%	21.2%	(0.3)

In the second quarter, the estimated total cigarette market increased by 7.0%, mainly reflecting a normalization of the market following the disruptive excise tax increase of 120% in January 2015. The increase in our cigarette shipment volume mainly reflected these same dynamics. The decline of our market share primarily reflected the impact of new brand launches by our principal competitor.

For the six months year-to-date, the growth of the estimated total cigarette market was mainly driven by a favorable comparison with the first six months of 2015 that were negatively impacted by the disruptive excise tax increase, as well as the net impact of estimated inventory movements. Excluding the impact of these estimated inventory movements, the total cigarette market increased by 9.7%. The growth in our cigarette shipment volume reflected the higher estimated total market, partly offset by a decline of market share, reflecting the same factors as those for the quarter.

In the Philippines, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Philippines Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2016	2015	% / p.p.	2016	2015	% / p.p.
Total Cigarette Market (billion units)	20.1	22.8	(11.9)%	39.8	44.9	(11.4)%

PMI Shipments (million units)	14,807	16,725	(11.5)%	29,281	32,629	(10.3)%

PMI Cigarette Market Share
Marlboro	28.1%	18.7%	9.4	27.8%	18.7%	9.1
Fortune	24.9%	29.8%	(4.9)	25.0%	28.8%	(3.8)
Jackpot	8.5%	12.7%	(4.2)	8.8%	13.4%	(4.6)
Others	12.1%	12.0%	0.1	12.1%	11.8%	0.3
Total	73.6%	73.2%	0.4	73.7%	72.7%	1.0

In the second quarter, the estimated total cigarette market decreased by 11.9%, mainly due to the impact of price increases, notably in the fourth quarter of 2015 ahead of the January 2016 excise tax increase. The decline in our cigarette shipment volume reflected the impact of these price increases, particularly on our low and super-low price brands, Fortune and Jackpot, partly offset by an increase in market share, driven by Marlboro, benefiting from its narrowed price gap with lower-priced brands as a result of the excise tax increase.

For the six months year-to-date, the estimated total cigarette market decreased by 11.4%, reflecting the same factors as those described for the quarter. The decline in our cigarette shipment volume, and the increase in market share, reflected the same dynamics as those for the quarter.

Latin America & Canada:

Latin America & Canada	For the Six Months Ended June 30,
(in millions)	2016	2015	Variance	%
Net revenues	$4,123	$4,613	$(490)	(10.6)%
Excise taxes on products	2,776	3,080	(304)	(9.9)%
Net revenues, excluding excise taxes on products	1,347	1,533	(186)	(12.1)%
Operating companies income	453	555	(102)	(18.4)%

For the six months ended June 30, 2016, net revenues, which include excise taxes billed to customers, decreased by $490 million. Excluding excise taxes, net revenues decreased by $186 million due to:

•	unfavorable currency ($319 million) and

•	unfavorable volume/mix ($20 million), partly offset by

•	price increases ($153 million).

Operating companies income decreased by $102 million during the six months ended June 30, 2016. This decrease was due to:

•	unfavorable currency ($167 million),

•	higher marketing, administration and research costs ($44 million),

•	higher manufacturing costs ($28 million) and

•	unfavorable volume/mix ($16 million), partly offset by

•	price increases ($153 million).

Latin America & Canada	For the Three Months Ended June 30,
(in millions)	2016	2015	Variance	%
Net revenues	$2,164	$2,394	$(230)	(9.6)%
Excise taxes on products	1,467	1,587	(120)	(7.6)%
Net revenues, excluding excise taxes on products	697	807	(110)	(13.6)%
Operating companies income	224	325	(101)	(31.1)%

For the three months ended June 30, 2016, net revenues decreased by $230 million. Excluding excise taxes, net revenues decreased by $110 million due to:

•	unfavorable currency ($136 million) and

•	unfavorable volume/mix ($48 million), partly offset by

•	price increases ($74 million).

Operating companies income decreased by $101 million during the three months ended June 30, 2016 due primarily to:

•	unfavorable currency ($78 million),

•	higher marketing, administration and research costs ($43 million),

•	unfavorable volume/mix ($39 million) and

•	higher manufacturing costs ($15 million), partly offset by

•	price increases ($74 million).

Latin America & Canada - PMI Cigarette Shipment Volume and Market Share

In the second quarter, our cigarette shipment volume decreased by 5.9% to 21.3 billion units, predominantly due to Argentina. Although cigarette shipment volume of Marlboro decreased by 5.1% to 8.3 billion units, its market share increased by 0.4 points to an estimated 15.3%, primarily driven by Brazil, up by 0.6 points to 10.0%, Colombia, up by 0.2 points to 9.3%, and Mexico, up by 0.3 points to 47.8%, partly offset by Argentina, down by 1.4 points to 22.7%. Cigarette shipment volume of Philip Morris decreased by 10.2% to 4.1 billion units, mainly due to Argentina.

For the six months year-to-date, our cigarette shipment volume decreased by 1.9% to 43.0 billion units, mainly due to Argentina, partly offset by Mexico. Cigarette shipment volume of Marlboro increased by 1.5% to 17.2 billion units and its market share increased by 0.8 points to an estimated 15.6%, primarily driven by Brazil, up by 0.5 points to 10.0%, Colombia, up by 0.2 points to 9.2%, and Mexico, up by 1.7 points to 48.2%, partly offset by Argentina, down by 1.0 point to 23.4%. Cigarette shipment volume of Philip Morris decreased by 7.0% to 8.8 billion units, mainly due to Argentina.

Latin America & Canada - Key Market Commentaries

In Argentina, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Argentina Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2016	2015	% / p.p.	2016	2015	% / p.p.
Total Cigarette Market (billion units)	8.4	9.6	(12.5)%	18.1	19.9	(8.7)%

PMI Shipments (million units)	6,445	7,463	(13.6)%	13,971	15,586	(10.4)%

PMI Cigarette Market Share
Marlboro	22.7%	24.1%	(1.4)	23.4%	24.4%	(1.0)
Parliament	1.9%	2.1%	(0.2)	2.0%	2.1%	(0.1)
Philip Morris	44.8%	44.5%	0.3	44.7%	44.6%	0.1
Others	7.4%	7.1%	0.3	6.9%	7.3%	(0.4)
Total	76.8%	77.8%	(1.0)	77.0%	78.4%	(1.4)

In the second quarter, the estimated total cigarette market decreased by 12.5%, mainly due to a soft economic environment and the impact of the May 2016 excise tax increase that drove a more than 50% increase in average industry retail prices. The decrease in our cigarette shipment volume primarily reflected the lower total market. Our lower cigarette market share primarily reflected growth in competitors' super-low priced products. The capsule segment was up by 1.9 points to 17.9% of the total market; our share of the segment increased by 0.6 points to 73.7%.

For the six months year-to-date, the decline of the estimated total cigarette market, our cigarette shipment volume and market share reflected the same dynamics as those for the quarter. The capsule segment was up by 2.0 points to 17.9% of the total market; our share of the segment increased by 1.0 point to 73.7%.

In Canada, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Canada Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2016	2015	% / p.p.	2016	2015	% / p.p.
Total Cigarette Market (billion units)	6.8	7.3	(6.4)%	12.4	12.8	(3.0)%

PMI Shipments (million units)	2,607	2,647	(1.5)%	4,790	4,700	1.9%

PMI Cigarette Market Share
Belmont	3.6%	3.2%	0.4	3.6%	3.1%	0.5
Canadian Classics	10.0%	10.2%	(0.2)	10.3%	10.3%	—
Next	11.1%	10.3%	0.8	11.3%	10.4%	0.9
Others	13.3%	12.7%	0.6	13.3%	13.0%	0.3
Total	38.0%	36.4%	1.6	38.5%	36.8%	1.7

In the second quarter, the estimated total cigarette market decreased by 6.4%, or by 2.9% excluding the impact of estimated competitors' trade inventory movements in 2015. The decrease in our cigarette shipment volume reflected the lower estimated total market, partly offset by higher cigarette market share, largely reflecting the inventory movements, the strong performance of premium Belmont, low-price Next and super-low price Philip Morris in "Others," which benefited from down-trading.

For the six months year-to-date, the estimated total cigarette market decreased by 3.0%. Excluding the impact of estimated competitors' trade inventory movements, the total market increased by 1.8%, mainly driven by improved consumer spending. The increase in our cigarette shipment volume was principally due to higher market share, reflecting the same dynamics as those for the quarter.

In Mexico, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Mexico Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2016	2015	% / p.p.	2016	2015	% / p.p.
Total Cigarette Market (billion units)	8.7	8.6	1.2%	17.4	16.1	7.7%

PMI Shipments (million units)	5,976	5,891	1.4%	11,958	10,887	9.8%

PMI Cigarette Market Share
Marlboro	47.8%	47.5%	0.3	48.2%	46.5%	1.7
Delicados	9.8%	10.7%	(0.9)	10.0%	10.8%	(0.8)
Benson & Hedges	5.0%	4.6%	0.4	4.6%	4.6%	—
Others	6.1%	5.7%	0.4	6.0%	5.6%	0.4
Total	68.7%	68.5%	0.2	68.8%	67.5%	1.3

In the second quarter, the estimated total cigarette market increased by 1.2%, or by 5.1% excluding the net impact of estimated trade inventory movements, primarily reflecting improved market conditions and a lower prevalence of illicit trade. The increase in our cigarette shipment volume reflected the higher total cigarette market. Our cigarette market share benefited from the estimated trade inventory movements mentioned above, with increases driven by Marlboro and premium Benson & Hedges, reflecting the impact of new product launches, partly offset by low-price Delicados. Our share of the premium segment, representing 56.5% of the total market, was up by 1.3 points to 93.3%.

For the six months year-to-date, the estimated total cigarette market increased by 7.7%, or by 4.2% excluding the net impact of estimated trade inventory movements, primarily reflecting improved market conditions and a lower prevalence of illicit trade. The increase in our cigarette shipment volume was mainly driven by the higher total market. The increase in our cigarette market share, benefiting from the inventory movements, largely reflected the same factors as those for the quarter. Our share of the premium segment, representing 56.8% of the total market, increased by 1.7 points to 93.0%.

Financial Review
Net Cash Provided by Operating Activities
During the first six months of 2016, net cash provided by operating activities of $2.8 billion decreased by $464 million compared with the first six months of 2015. The decrease was due primarily to lower net earnings (primarily related to unfavorable currency movements) and an increase in our working capital requirements, partially offset by lower cash payments related to exit costs. The unfavorable movements in working capital were due primarily to more cash used for accounts receivable, primarily due to the timing of sales and cash collections.

Net Cash Used in Investing Activities
During the first six months of 2016, net cash used in investing activities of $437 million increased by $213 million compared with the first six months of 2015. This change was due principally to cash collateral movements, primarily from derivatives designated as net investment hedges, and higher capital expenditures.
Our capital expenditures were $480 million and $413 million during the six months ended June 30, 2016 and 2015, respectively. The 2016 expenditures were primarily related to investments in RRPs, productivity-enhancing programs, and equipment for new products.

Net Cash Used in Financing Activities
During the first six months of 2016, net cash used in financing activities of $2.0 billion decreased by $646 million compared with the first six months of 2015. The change was due primarily to higher proceeds from long-term debt (primarily the $3.5 billion proceeds in the first six months of 2016 from our debt issuances), partially offset by more cash used to repay long-term debt and lower cash proceeds from short-term borrowing activity.
Dividends paid in the first six months of 2016 and 2015 were $3.2 billion and $3.1 billion, respectively. The increase primarily reflects a higher dividend rate in 2016.
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
Credit Ratings – The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. On March 21, 2016, Standard & Poor's affirmed our long-term credit rating at "A" and short-term at "A-1," but revised our outlook to "Negative" from "Stable." On July 10, 2015, Fitch affirmed our long-term credit rating at "A" and short-term at "F1," but revised our outlook to "Negative" from "Stable." We do not expect the Standard & Poor's and Fitch negative outlooks to impact our borrowing costs. On August 19, 2015, Moody's affirmed our long-term credit rating at "A2" and short-term at "P-1," as well as our "Stable" outlook. At June 30, 2016, our credit ratings and outlook by major credit rating agencies were as follows:

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
At June 30, 2016, our committed credit facilities and commercial paper outstanding were as follows:

(in billions)
Type	Committed Credit Facilities	Commercial Paper
364-day revolving credit, expiring February 7, 2017	$2.0
Multi-year revolving credit, expiring February 28, 2021	2.5
Multi-year revolving credit, expiring October 1, 2020	3.5
Total facilities	$8.0
Commercial paper outstanding		$—
At June 30, 2016, there were no borrowings under the committed credit facilities, and the entire committed amounts were available for borrowing.
All banks participating in our committed credit facilities have an investment-grade long-term credit rating from the credit rating agencies. We continuously monitor the credit quality of our banking group, and at this time we are not aware of any potential non-performing credit provider.

Each of these facilities requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“consolidated EBITDA”) to consolidated interest expense of not less than 3.5 to 1.0 on a rolling four-quarter basis. At June 30, 2016, our ratio calculated in accordance with the agreements was 10.0 to 1.0. These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require us to post collateral. We expect to continue to meet our covenants. The terms “consolidated EBITDA” and “consolidated interest expense,” both of which include certain adjustments, are defined in the facility agreements previously filed with the U.S. Securities and Exchange Commission.
In addition to the committed credit facilities discussed above, certain of our subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $2.7 billion at June 30, 2016 and $2.9 billion at December 31, 2015, are for the sole use of our subsidiaries. Borrowings under these arrangements amounted to $696 million at June 30, 2016, and $825 million at December 31, 2015.
Commercial Paper Program – We have commercial paper programs in place in the U.S. and in Europe. Our commercial paper programs in place in the U.S. and in Europe currently have an aggregate issuance capacity of $8.0 billion.

At June 30, 2016 and December 31, 2015, we had no commercial paper outstanding.
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

PMI’s operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of June 30, 2016, and June 30, 2015 were $1.0 billion and $0.1 billion, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows.

For further details, see Note 17. Sale of Accounts Receivable to our condensed consolidated financial statements.

Debt – Our total debt was $30.0 billion at June 30, 2016 and $28.5 billion at December 31, 2015.

On February 21, 2014, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.
Our debt issuances in the first six months of 2016 were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity

U.S. dollar notes	(a)	$500	1.375%	February 2016	February 2019
U.S. dollar notes	(a)	$750	1.875%	February 2016	February 2021
U.S. dollar notes	(a)	$750	2.750%	February 2016	February 2026
U.S. dollar notes	(b)	$500	2.125%	May 2016	May 2023
U.S. dollar notes	(b)	$500	4.250%	May 2016	November 2044
EURO notes	(c)	€500 (approximately $566)	2.000%	May 2016	May 2036

(a) Interest on these notes is payable semi-annually in arrears beginning in August 2016.
(b) Interest on these notes is payable semi-annually in arrears beginning in November 2016.
(c) Interest on these notes is payable annually in arrears beginning in May 2017.
The net proceeds from the sale of the securities listed in the table above has been and will be used for general corporate purposes.

Guarantees – At June 30, 2016, we were contingently liable for $0.8 billion of guarantees of our own performance, which were primarily related to excise taxes on the shipment of our products. There is no liability in the condensed consolidated financial statements associated with these guarantees. At June 30, 2016, our third-party guarantees were insignificant.

Equity and Dividends

In May 2012, our stockholders approved the Philip Morris International Inc. 2012 Performance Incentive Plan (the “2012 Plan”). Under the 2012 Plan, we may grant to eligible employees restricted stock, restricted stock units and deferred stock units (collectively referred to as restricted share units), performance-based cash incentive awards and performance-based equity awards. Up to 30 million shares of our common stock may be issued under the 2012 Plan. At June 30, 2016, shares available for grant under the 2012 Plan were 21,180,580.

As discussed in Note 3. Stock Plans to our condensed consolidated financial statements, during the six months ended June 30, 2016, we granted 1.2 million shares of restricted share units ("RSU") awards to eligible employees at a weighted-average grant date fair value of $89.02 per share. During the same period, we also granted 0.4 million shares of performance share units ("PSU") awards to certain executives.

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
Dividends paid in the first six months of 2016 were $3.2 billion. During the third quarter of 2015, our Board of Directors approved a 2.0% increase in the quarterly dividend to $1.02 per common share. As a result, the present annualized dividend rate is $4.08 per common share.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity for each of the three months in the quarter ended June 30, 2016 was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2016 – April 30, 2016 (1)	—	$—	—	$—
May 1, 2016 – May 31, 2016 (1)	—	$—	—	$—
June 1, 2016 – June 30, 2016 (1)	—	$—	—	$—
Pursuant to Publicly Announced Plans or Programs	—	$—
April 1, 2016 – April 30, 2016 (3)	789	$98.30
May 1, 2016 – May 31, 2016 (3)	6,312	$97.95
June 1, 2016 – June 30, 2016 (3)	2,364	$99.74
For the Quarter Ended June 30, 2016	9,465	$98.43

(1)	Our authorized three-year share repurchase program of $18 billion expired in August 2015. During this reporting period, we did not have an authorized share repurchase program.

(2)	Aggregate number of shares repurchased under the above-mentioned share repurchase program as of the end of the period presented.

(3)	Shares repurchased represent shares tendered to us by employees who vested in restricted share unit awards and used shares to pay all, or a portion of, the related taxes.

Item 6.	Exhibits.

4.1
Deed of Termination and Release, dated April 28, 2016, of the Euro Medium Term Note Programme, between Philip Morris International Inc., as issuer, HSBC Private Bank (C.I.) Limited, as registrar, HSBC Bank PLC, as principal paying agent, HSBC Bank PLC, as the transfer agent, and HSBC Corporate Trustee Company (UK) Limited, as trustee.

12	Statement regarding computation of ratios of earnings to fixed charges.

18	Letter from PricewaterhouseCoopers SA, Independent Registered Accounting Firm of the Registrant, Regarding Change in Accounting Principle.

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

July 26, 2016