Form 10-Q
period 2016-09-30
Philip Morris International Inc.
filed 2016-10-25
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At October 21, 2016, there were 1,551,349,890 shares outstanding of the registrant’s common stock, no par value per share.

PHILIP MORRIS INTERNATIONAL INC.

In this report, “PMI,” “we,” “us” and “our” refer to Philip Morris International Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$4,884	$3,417
Receivables (less allowances of $42 in 2016 and $58 in 2015)	3,100	2,778
Inventories:
Leaf tobacco	2,765	2,640
Other raw materials	1,566	1,613
Finished product	3,155	4,220
	7,486	8,473
Deferred income taxes	450	488
Other current assets	654	648
Total current assets	16,574	15,804
Property, plant and equipment, at cost	12,698	11,767
Less: accumulated depreciation	6,565	6,046
	6,133	5,721
Goodwill (Note 5)	7,646	7,415
Other intangible assets, net (Note 5)	2,578	2,623
Investments in unconsolidated subsidiaries (Note 15)	986	890
Other assets	1,660	1,503
TOTAL ASSETS	$35,577	$33,956

See notes to condensed consolidated financial statements.
Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share data)
(Unaudited)

	September 30, 2016	December 31, 2015
LIABILITIES
Short-term borrowings (Note 11)	$710	$825
Current portion of long-term debt (Note 11)	2,417	2,405
Accounts payable	1,573	1,289
Accrued liabilities:
Marketing and selling	638	640
Taxes, except income taxes	4,376	5,121
Employment costs	812	903
Dividends payable	1,623	1,589
Other	1,177	1,438
Income taxes	875	970
Deferred income taxes	57	206
Total current liabilities	14,258	15,386
Long-term debt (Note 11)	26,960	25,250
Deferred income taxes	1,376	1,543
Employment costs	2,556	2,566
Other liabilities	744	687
Total liabilities	45,894	45,432
Contingencies (Note 9)
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2016 and 2015)	—	—
Additional paid-in capital	1,934	1,929
Earnings reinvested in the business	30,305	29,842
Accumulated other comprehensive losses	(8,889)	(9,402)
	23,350	22,369
Less: cost of repurchased stock (557,969,121 and 559,972,262 shares in 2016 and 2015, respectively)	35,492	35,613
Total PMI stockholders’ deficit	(12,142)	(13,244)
Noncontrolling interests	1,825	1,768
Total stockholders’ deficit	(10,317)	(11,476)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$35,577	$33,956

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Net revenues	$55,764	$55,537
Cost of sales	6,892	6,990
Excise taxes on products	36,050	35,135
Gross profit	12,822	13,412
Marketing, administration and research costs	4,563	4,628
Amortization of intangibles	56	62
Operating income	8,203	8,722
Interest expense, net	690	781
Earnings before income taxes	7,513	7,941
Provision for income taxes	2,110	2,276
Equity (income)/loss in unconsolidated subsidiaries, net	(72)	(69)
Net earnings	5,475	5,734
Net earnings attributable to noncontrolling interests	219	110
Net earnings attributable to PMI	$5,256	$5,624
Per share data (Note 7):
Basic earnings per share	$3.38	$3.62
Diluted earnings per share	$3.38	$3.62
Dividends declared	$3.08	$3.02

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended September 30,
	2016	2015
Net revenues	$19,935	$19,422
Cost of sales	2,432	2,383
Excise taxes on products	12,953	12,495
Gross profit	4,550	4,544
Marketing, administration and research costs	1,554	1,566
Amortization of intangibles	19	19
Operating income	2,977	2,959
Interest expense, net	220	247
Earnings before income taxes	2,757	2,712
Provision for income taxes	764	748
Equity (income)/loss in unconsolidated subsidiaries, net	(35)	(20)
Net earnings	2,028	1,984
Net earnings attributable to noncontrolling interests	90	42
Net earnings attributable to PMI	$1,938	$1,942
Per share data (Note 7):
Basic earnings per share	$1.25	$1.25
Diluted earnings per share	$1.25	$1.25
Dividends declared	$1.04	$1.02

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Net earnings	$5,475	$5,734
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustment:
Unrealized gains (losses), net of income taxes of $131 in 2016 and ($286) in 2015	544	(2,266)
Change in net loss and prior service cost:
Net losses and prior service costs, net of income taxes of $3 in 2016 and $- in 2015	(10)	—
Amortization of net losses, prior service costs and net transition costs, net of income taxes of ($27) in 2016 and ($37) in 2015	164	166
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $31 in 2016 and ($3) in 2015	(184)	30
(Gains) losses transferred to earnings, net of income taxes of ($6) in 2016 and $11 in 2015	19	(79)
Total other comprehensive earnings (losses)	533	(2,149)
Total comprehensive earnings	6,008	3,585
Less comprehensive earnings attributable to:
Noncontrolling interests	239	62
Comprehensive earnings attributable to PMI	$5,769	$3,523

See notes to condensed consolidated financial statements

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended September 30,
	2016	2015
Net earnings	$2,028	$1,984
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $84 in 2016 and $44 in 2015	6	(849)
Change in net loss and prior service cost:
Net losses and prior service costs, net of income taxes	—	—
Amortization of net losses, prior service costs and net transition costs, net of income taxes of ($10) in 2016 and ($13) in 2015	54	56
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $1 in 2016 and $3 in 2015	(11)	(36)
(Gains) losses transferred to earnings, net of income taxes of ($3) in 2016 and $3 in 2015	16	(13)
Total other comprehensive earnings (losses)	65	(842)
Total comprehensive earnings	2,093	1,142
Less comprehensive earnings attributable to:
Noncontrolling interests	89	20
Comprehensive earnings attributable to PMI	$2,004	$1,122

See notes to condensed consolidated financial statements

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Nine Months Ended September 30, 2016 and 2015
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, January 1, 2015	$—	$710	$29,249	$(6,826)	$(35,762)	$1,426	$(11,203)
Net earnings			5,624			110	5,734
Other comprehensive earnings (losses), net of income taxes				(2,101)		(48)	(2,149)
Issuance of stock awards		(36)			146		110
Dividends declared ($3.02 per share)			(4,695)				(4,695)
Payments to noncontrolling interests						(142)	(142)
Purchase price activity for subsidiary shares from noncontrolling interests (Note 16)		109				10	119
Balances, September 30, 2015	$—	$783	$30,178	$(8,927)	$(35,616)	$1,356	$(12,226)
Balances, January 1, 2016	$—	$1,929	$29,842	$(9,402)	$(35,613)	$1,768	$(11,476)
Net earnings			5,256			219	5,475
Other comprehensive earnings (losses), net of income taxes				513		20	533
Issuance of stock awards		8			121		129
Dividends declared ($3.08 per share)			(4,793)				(4,793)
Payments to noncontrolling interests						(187)	(187)
Other		(3)				5	2
Balances, September 30, 2016	$—	$1,934	$30,305	$(8,889)	$(35,492)	$1,825	$(10,317)

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$5,475	$5,734

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	548	561
Deferred income tax provision	50	102
Asset impairment and exit costs, net of cash paid	(26)	(220)
Cash effects of changes:
Receivables, net	(398)	175
Inventories	1,245	588
Accounts payable	180	170
Income taxes	(259)	(58)
Accrued liabilities and other current assets	(985)	(1,268)
Pension plan contributions	(80)	(62)
Other	178	271
Net cash provided by operating activities	5,928	5,993

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(734)	(636)
Investments in unconsolidated subsidiaries	(26)	(24)
Other	(183)	272
Net cash used in investing activities	(943)	(388)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Short-term borrowing activity by original maturity:
Net repayments - maturities of 90 days or less	$(55)	$(86)
Long-term debt proceeds	3,536	1,539
Long-term debt repaid	(2,072)	(1,228)
Repurchases of common stock	—	(48)
Dividends paid	(4,759)	(4,665)
Sale (purchase) of subsidiary shares to/(from) noncontrolling interests (Note 16)	5	119
Other	(215)	(92)
Net cash used in financing activities	(3,560)	(4,461)
Effect of exchange rate changes on cash and cash equivalents	42	(433)

Cash and cash equivalents:
Increase	1,467	711
Balance at beginning of period	3,417	1,682
Balance at end of period	$4,884	$2,393

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

Note 2. Asset Impairment and Exit Costs:
During the nine months and three months ended September 30, 2016 and 2015, PMI did not incur asset impairment and exit costs.

Movement in Exit Cost Liabilities
The movement in exit cost liabilities for the nine months ended September 30, 2016 was as follows:

(in millions)
Liability balance, January 1, 2016	$54
Charges, net	—
Cash spent	(26)
Currency/other	—
Liability balance, September 30, 2016	$28
Cash payments related to exit costs at PMI were $26 million and $4 million for the nine months and three months ended September 30, 2016, respectively, and $220 million and $16 million for the nine months and three months ended September 30, 2015, respectively. Future cash payments for exit costs incurred to date are expected to be approximately $28 million, and will be substantially paid by the end of 2017.

Note 3. Stock Plans:

In May 2012, PMI’s shareholders approved the Philip Morris International Inc. 2012 Performance Incentive Plan (the “2012 Plan”). Under the 2012 Plan, PMI may grant to eligible employees restricted stock, restricted stock units and deferred stock units (collectively referred to as restricted share units), performance-based cash incentive awards and performance-based equity awards. Up to 30 million shares of PMI’s common stock may be issued under the 2012 Plan. At September 30, 2016, shares available for grant under the 2012 Plan were 21,180,030.

In 2008, PMI adopted the Philip Morris International Inc. 2008 Stock Compensation Plan for Non-Employee Directors (the “Non-Employee Directors Plan”). A non-employee director is defined as a member of the PMI Board of Directors who is not a full-

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the Non-Employee Directors Plan. At September 30, 2016, shares available for grant under the plan were 678,533.

Restricted share unit (RSU) awards

During the nine months ended September 30, 2016, PMI granted 1.2 million shares of RSU awards to eligible employees at a weighted-average grant date fair value of $89.03 per share. During the nine months ended September 30, 2015, PMI granted 1.5 million shares of RSU awards to eligible employees at a weighted average grant date fair value of $82.27 per share. PMI recorded compensation expense related to RSU awards of $97 million and $132 million during the nine months ended September 30, 2016 and 2015, respectively, and $28 million and $38 million during the three months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, PMI had $136 million of total unrecognized compensation cost related to non-vested RSU awards. The cost is recognized over the original restriction period of the awards, which is typically three or more years after the date of the award, or upon death, disability or reaching the age of 58.

During the nine months ended September 30, 2016, 2.2 million shares of PMI RSU awards vested. The grant date fair value of all the vested shares was approximately $197 million. The total fair value of RSU awards that vested during the nine months ended September 30, 2016 was approximately $205 million.

Performance share unit (PSU) awards

During the nine months ended September 30, 2016, PMI granted PSU awards to certain executives. The PSU awards require the achievement of certain performance factors, which are predetermined at the time of grant, over a three-year performance cycle. PMI’s performance metrics consist of PMI’s Total Shareholder Return (TSR) relative to a predetermined peer group, PMI’s currency neutral compound annual adjusted operating companies income growth rate, excluding acquisitions, and PMI’s performance against specific measures of PMI’s innovation. The aggregate of the weighted performance factors for the three metrics determines the percentage of PSUs that will vest at the end of the three-year performance cycle. Each vested PSU entitles the participant to one share of common stock. An aggregate weighted PSU performance factor of 100 will result in the targeted number of PSUs being vested. The minimum percentage of PSUs that can vest is zero, with a maximum percentage of 200. At the end of the performance cycle, participants are entitled to an amount equivalent to the accumulated dividends paid on common stock during the performance cycle for the number of shares earned.

During the nine months ended September 30, 2016, PMI granted 0.4 million shares of PSU awards to eligible employees. The grant date fair value of the PSU market based awards subject to the TSR performance factor is $104.60 per share, which was determined by using the Monte Carlo simulation model. The grant date fair value of the PSU awards subject to the other performance factors is $89.02 per share, which was determined by using the average of the high and low market price of PMI’s stock at the date of grant. PMI recorded compensation expense related to PSU awards of $24 million during the nine months ended September 30, 2016 and $4 million during the three months ended September 30, 2016. As of September 30, 2016, PMI had $29 million of total unrecognized compensation cost related to non-vested PSU awards. The cost is recognized over the performance cycle of the awards, or upon death, disability or reaching the age of 58.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Pension Plans
Components of Net Periodic Benefit Cost
Net periodic pension cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Service cost	$3	$4	$151	$150
Interest cost	12	13	96	108
Expected return on plan assets	(10)	(11)	(247)	(244)
Amortization:
Net loss	2	8	133	135
Prior service cost	4	—	3	3
Net periodic pension cost	$11	$14	$136	$152

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2016	2015	2016	2015
Service cost	$1	$1	$51	$49
Interest cost	4	4	32	36
Expected return on plan assets	(3)	(4)	(83)	(80)
Amortization:
Net loss	—	3	45	45
Prior service cost	1	—	1	1
Net periodic pension cost	$3	$4	$46	$51

Employer Contributions
PMI makes, and plans to make, contributions, to the extent that they are tax deductible and to meet specific funding requirements of its funded U.S. and non-U.S. plans. Employer contributions of $80 million were made to the pension plans during the nine months ended September 30, 2016. Currently, PMI anticipates making additional contributions during the remainder of 2016 of approximately $98 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest and currency rates.

Note 5. Goodwill and Other Intangible Assets, net:
Goodwill and other intangible assets, net, by segment were as follows:

	Goodwill		Other Intangible Assets, net
(in millions)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
European Union	$1,329	$1,310	$501	$516
Eastern Europe, Middle East & Africa	387	374	201	201
Asia	3,729	3,581	1,116	1,087
Latin America & Canada	2,201	2,150	760	819
Total	$7,646	$7,415	$2,578	$2,623

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Goodwill primarily reflects PMI’s acquisitions in Canada, Colombia, Greece, Indonesia, Mexico, Pakistan and Serbia, as well as the business combination in the Philippines. The movements in goodwill from December 31, 2015, were as follows:

(in millions)	European Union	Eastern Europe, Middle East & Africa	Asia	Latin America & Canada	Total
Balances, December 31, 2015	$1,310	$374	$3,581	$2,150	$7,415
Changes due to:
Currency	19	13	148	51	231
Balances, September 30, 2016	$1,329	$387	$3,729	$2,201	$7,646
Additional details of other intangible assets were as follows:

	September 30, 2016		December 31, 2015
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$1,515		$1,527
Amortizable intangible assets	1,643	$580	1,609	$513
Total other intangible assets	$3,158	$580	$3,136	$513

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia in 2005 and Mexico in 2007. Amortizable intangible assets primarily consist of certain trademarks and distribution networks associated with business combinations. The gross carrying amount, the range of useful lives as well as the weighted-average remaining useful life of amortizable intangible assets at September 30, 2016, were as follows:

(dollars in millions)	Gross Carrying Amount	Initial Estimated Useful Lives	Weighted-Average Remaining Useful Life
Trademarks	$1,403	2 - 40 years	20 years
Distribution networks	152	5 - 30 years	10 years
Other (including farmer contracts and intellectual property rights)	88	4 - 17 years	10 years
	$1,643

Pre-tax amortization expense for intangible assets during the nine months ended September 30, 2016 and 2015 was $56 million and $62 million, respectively, and $19 million and $19 million for the three months ended September 30, 2016 and 2015, respectively. Amortization expense for each of the next five years is estimated to be $74 million or less, assuming no additional transactions occur that require the amortization of intangible assets.
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
PMI uses deliverable and non-deliverable forward foreign exchange contracts, foreign currency swaps and foreign currency options, collectively referred to as foreign exchange contracts ("foreign exchange contracts"), and interest rate contracts to mitigate its exposure to changes in exchange and interest rates from third-party and intercompany actual and forecasted transactions. The primary currencies to which PMI is exposed include the Australian dollar, Euro, Indonesian rupiah, Japanese yen, Mexican peso, Russian ruble, Swiss franc and Turkish lira. At September 30, 2016, PMI had contracts with aggregate notional amounts of $28.5 billion of which $4.1 billion related to cash flow hedges, $8.0 billion related to hedges of net investments in foreign operations and $16.4 billion related to other derivatives that primarily offset currency exposures on intercompany financing.
The fair value of PMI’s foreign exchange contracts included in the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, were as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in millions)	Balance Sheet Classification	At September 30, 2016	At December 31, 2015	Balance Sheet Classification	At September 30, 2016	At December 31, 2015
Foreign exchange contracts designated as hedging instruments	Other current assets	$12	$301	Other accrued liabilities	$98	$26
	Other assets	165	181	Other liabilities	216	117
Foreign exchange contracts not designated as hedging instruments	Other current assets	30	7	Other accrued liabilities	39	29
	Other assets	62	85	Other liabilities	—	—
Total derivatives		$269	$574		$353	$172

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the nine months and three months ended September 30, 2016 and 2015, PMI's cash flow and net investment hedging instruments impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, millions)	For the Nine Months Ended September 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings
	2016	2015		2016	2015
Derivatives in Cash Flow Hedging Relationship
Foreign exchange contracts	$(215)	$33
			Net revenues	$(29)	$115
			Cost of sales	41	(3)
			Marketing, administration and research costs	2	5
			Interest expense, net	(39)	(27)
Derivatives in Net Investment Hedging Relationship
Foreign exchange contracts	(209)	191
Total	$(424)	$224		$(25)	$90

(pre-tax, millions)	For the Three Months Ended September 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings
	2016	2015		2016	2015
Derivatives in Cash Flow Hedging Relationship
Foreign exchange contracts	$(12)	$(39)
			Net revenues	$(28)	$40
			Cost of sales	16	(3)
			Marketing, administration and research costs	3	(11)
			Interest expense, net	(10)	(10)
Derivatives in Net Investment Hedging Relationship
Foreign exchange contracts	(150)	(18)
Total	$(162)	$(57)		$(19)	$16

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Cash Flow Hedges
PMI has entered into foreign exchange contracts to hedge the foreign currency exchange and interest rate risks related to certain forecasted transactions. The effective portion of gains and losses associated with qualifying cash flow hedge contracts is deferred as a component of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. During the nine months and three months ended September 30, 2016 and 2015, ineffectiveness related to cash flow hedges was not material. As of September 30, 2016, PMI has hedged forecasted transactions for periods not exceeding the next twenty-one months with the exception of one foreign exchange contract that expires in May 2024. The impact of these hedges is primarily included in operating cash flows on PMI’s condensed consolidated statements of cash flows.

Hedges of Net Investments in Foreign Operations
PMI designates certain foreign currency denominated debt and foreign exchange contracts as net investment hedges of its foreign operations. For the nine months ended September 30, 2016 and 2015, these hedges of net investments resulted in gains (losses), net of income taxes, of $(232) million and $584 million, respectively. For the three months ended September 30, 2016 and 2015, these hedges of net investments resulted in losses, net of income taxes, of $(153) million and $(58) million, respectively. These gains (losses) were reported as a component of accumulated other comprehensive losses within currency translation adjustments. For the nine months and three months ended September 30, 2016 and 2015, ineffectiveness related to net investment hedges was not material. Other investing cash flows on PMI’s condensed consolidated statements of cash flows include the premiums paid for, and settlements of, net investment hedges.

Other Derivatives
PMI has entered into foreign exchange contracts to hedge the foreign currency exchange and interest rate risks related to intercompany loans between certain subsidiaries, and third-party loans. While effective as economic hedges, no hedge accounting is applied for these contracts; therefore, the unrealized gains (losses) relating to these contracts are reported in PMI’s condensed consolidated statements of earnings. For the nine months ended September 30, 2016 and 2015, the gains (losses) from contracts for which PMI did not apply hedge accounting were $101 million and $(467) million, respectively. For the three months ended September 30, 2016 and 2015, the gains from contracts for which PMI did not apply hedge accounting were $32 million and $268 million, respectively. The gains (losses) from these contracts substantially offset the losses and gains generated by the underlying intercompany and third-party loans being hedged.

For the nine months and three months ended September 30, 2016 and 2015, the net impact of these contracts on the condensed consolidated statements of earnings was not material.

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses
Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2016	2015	2016	2015
Gain/(loss) at beginning of period	$59	$123	$(111)	$123
Derivative (gains)/losses transferred to earnings	19	(79)	16	(13)
Change in fair value	(184)	30	(11)	(36)
Gain/(loss) as of September 30,	$(106)	$74	$(106)	$74
At September 30, 2016, PMI expects $84 million of derivative losses that are included in accumulated other comprehensive losses to be reclassified to the condensed consolidated statement of earnings within the next twelve months. These losses are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.
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
Fair Value
See Note 12. Fair Value Measurements and Note 14. Balance Sheet Offsetting for additional discussion of derivative financial instruments.

Note 7. Earnings Per Share:
Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2016	2015	2016	2015
Net earnings attributable to PMI	$5,256	$5,624	$1,938	$1,942
Less distributed and undistributed earnings attributable to share-based payment awards	15	20	5	7
Net earnings for basic and diluted EPS	$5,241	$5,604	$1,933	$1,935
Weighted-average shares for basic and diluted EPS	1,551	1,549	1,551	1,549
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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Segment data were as follows:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2016	2015	2016	2015
Net revenues:
European Union	$20,664	$19,916	$7,387	$7,018
Eastern Europe, Middle East & Africa	13,650	13,908	5,122	5,107
Asia	15,014	14,683	5,113	4,880
Latin America & Canada	6,436	7,030	2,313	2,417
Net revenues	$55,764	$55,537	$19,935	$19,422
Earnings before income taxes:
Operating companies income:
European Union	$3,096	$2,977	$1,120	$1,045
Eastern Europe, Middle East & Africa	2,389	2,721	962	1,002
Asia	2,288	2,421	761	690
Latin America & Canada	677	849	224	294
Amortization of intangibles	(56)	(62)	(19)	(19)
General corporate expenses	(119)	(115)	(36)	(33)
Less:
Equity (income)/loss in unconsolidated subsidiaries, net	(72)	(69)	(35)	(20)
Operating income	8,203	8,722	2,977	2,959
Interest expense, net	(690)	(781)	(220)	(247)
Earnings before income taxes	$7,513	$7,941	$2,757	$2,712

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
The table below lists the number of tobacco-related cases pending against us and/or our subsidiaries or indemnitees as of October 21, 2016, October 27, 2015 and October 30, 2014:

Type of Case	Number of Cases Pending as of October 21, 2016	Number of Cases Pending as of October 27, 2015	Number of Cases Pending as of October 30, 2014
Individual Smoking and Health Cases	67	69	64
Smoking and Health Class Actions	11	11	11
Health Care Cost Recovery Actions	16	16	15
Lights Class Actions	—	—	1
Individual Lights Cases	3	3	2
Public Civil Actions	2	2	2
Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 450 Smoking and Health, Lights, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Thirteen cases have had decisions in favor of plaintiffs. Nine of these cases have subsequently reached final resolution in our favor and four remain on appeal.

The table below lists the verdict and significant post-trial developments in the four pending cases where a verdict was returned in favor of the plaintiff:

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
February 2004	Brazil/The Smoker Health Defense Association	Class Action
The Civil Court of São Paulo found defendants liable without hearing evidence. In April 2004, the court awarded “moral damages” of R$1,000 (approximately $315) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not assess actual damages, which were to be assessed in a second phase of the case. The size of the class was not defined in the ruling.

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

In June 2015, our subsidiary commenced the appellate process with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make the payment into a trust. In August 2015, plaintiffs filed a motion for security with the Court of Appeal covering both the Létourneau case and the Blais case described below. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling CAD 226 million (approximately $172 million) to cover both the Létourneau and Blais cases. A hearing for the merits appeal is scheduled for November 2016. (See below for further detail.)

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
May 27, 2015	Canada/Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais	Class Action
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Blais class on liability and found the class members’ compensatory damages totaled approximately CAD 15.5 billion (approximately $11.8 billion), including pre-judgment interest. The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion including pre-judgment interest (approximately $2.4 billion)). The trial court awarded CAD 90,000 (approximately $68,000) in punitive damages, allocating CAD 30,000 (approximately $23,000) to our subsidiary. The trial court ordered defendants to pay CAD 1 billion (approximately $759 million) of the compensatory damage award, CAD 200 million (approximately $152 million) of which is our subsidiary’s portion, into a trust within 60 days.

In June 2015, our subsidiary commenced the appellate process with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make the payment into a trust. In August 2015, plaintiffs filed a motion for security with the Court of Appeal. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling, together with the Létourneau case, CAD 226 million (approximately $172 million). A hearing for the merits appeal is scheduled for November 2016. (See below for further detail.)

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
August 5, 2016	Argentina/Hugo Lespada	Individual Action
On August 5, 2016, the Civil Court No. 14 - Mar del Plata, issued a verdict in favor of plaintiff, an individual smoker, and awarded him ARS 110,000 (approximately $7,250), plus interest, in compensatory and moral damages.
The Court found that our subsidiary failed to warn plaintiff of the risk of becoming addicted to cigarettes.
On August 23, 2016, our subsidiary filed its notice of appeal.

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
As of October 21, 2016, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•
67 cases brought by individual plaintiffs in Argentina (34), Brazil (17), Canada (2), Chile (8), Costa Rica (2), Italy (2), the Philippines (1) and Scotland (1), compared with 69 such cases on October 27, 2015, and 64 cases on October 30, 2014; and

•	11 cases brought on behalf of classes of individual plaintiffs in Brazil (2) and Canada (9), compared with 11 such cases on October 27, 2015 and 11 such cases on October 30, 2014.

In the first class action pending in Brazil, The Smoker Health Defense Association (ADESF) v. Souza Cruz, S.A. and Philip Morris Marketing, S.A., Nineteenth Lower Civil Court of the Central Courts of the Judiciary District of São Paulo, Brazil, filed July 25, 1995, our subsidiary and another member of the industry are defendants. The plaintiff, a consumer organization, is seeking damages for all addicted smokers and former smokers, and injunctive relief. In 2004, the trial court found defendants liable without hearing evidence and awarded “moral damages” of R$1,000 (approximately $315) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class was not estimated. Defendants appealed to the São Paulo Court of Appeals, which annulled the ruling in November 2008, finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In May 2011, the trial court dismissed the claim. Plaintiff appealed the decision. In February 2015, the appellate court unanimously dismissed plaintiff's appeal. In September 2015, plaintiff appealed to the Superior Court of Justice. In addition, the defendants filed a constitutional appeal to the Federal Supreme Tribunal on the basis that plaintiff did not have standing to bring the lawsuit. This appeal is still pending.

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

In the first class action pending in Canada, Cecilia Létourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, our subsidiary and other Canadian manufacturers (Imperial Tobacco Canada Ltd. and JTI-MacDonald Corp.) are defendants.  The plaintiff, an individual smoker, sought compensatory and punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005.  Trial began in March 2012 and concluded in December 2014. The trial court issued its judgment on May 27, 2015. The trial court found our subsidiary and two other Canadian manufacturers liable and awarded a total of CAD 131 million (approximately $100 million) in punitive damages, allocating CAD 46 million (approximately $35 million) to our subsidiary. The trial court found that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Protection Act by failing to warn adequately of the dangers of smoking. The trial court also found that defendants conspired to prevent consumers from learning the dangers of smoking. The trial court further held that these civil faults were a cause of the class members’ addiction. The trial court rejected other grounds of fault advanced by the class, holding that: (i) the evidence was insufficient to show that defendants marketed to youth, (ii) defendants’ advertising did not convey false information about the characteristics of cigarettes, and (iii) defendants did not commit a fault by using the descriptors light or mild for cigarettes with a lower tar delivery. The trial court estimated the size of the addiction class at 918,000 members but declined to award compensatory damages to the addiction class because the evidence did not establish the claims with sufficient accuracy. The trial court ordered defendants to pay the full punitive damage award into a trust within 60 days and found that a claims process to allocate the awarded damages to individual class members would be too expensive and difficult to administer. The trial court ordered a briefing on the proposed process for the distribution of sums remaining from the punitive damage award after payment of attorneys’ fees and legal costs. In June 2015, our subsidiary commenced the appellate process by filing its inscription of appeal of the trial court’s judgment with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust within 60 days notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make the payment into a trust within 60 days. In August 2015, plaintiffs filed a motion with the Court of Appeal seeking security in both the Létourneau case and the Blais case described below. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling CAD 226 million (approximately $172 million), in the form of cash into a court trust or letters of credit, in six equal consecutive quarterly installments of approximately CAD 37.6 million (approximately $28.6 million) beginning in December 2015 through March 2017. See the Blais description for further detail concerning the security order. The Court of Appeal has scheduled a hearing for the merits appeal for November 2016. Our subsidiary and PMI believe that the findings of liability and damages were incorrect and should ultimately be set aside on any one of many grounds, including the following: (i) holding that defendants violated Quebec law by failing to warn class members of the risks of smoking even after the court found that class members knew, or should have known, of the risks, (ii) finding that plaintiffs were not required to prove that defendants’ alleged misconduct caused injury to each class member in direct contravention of binding precedent, (iii) creating a factual presumption, without any evidence from class members or otherwise, that defendants’ alleged misconduct caused all smoking by all class members, (iv) holding that the addiction class members’ claims for punitive damages were not time-barred even though the case was filed more than three years after a prominent addiction warning appeared on all packages, and (v) awarding punitive damages to punish defendants without proper consideration as to whether punitive damages were necessary to deter future misconduct.

In the second class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, our subsidiary and other Canadian manufacturers (Imperial Tobacco Canada Ltd. and JTI-MacDonald Corp.) are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, sought compensatory and punitive damages for each member of the class who allegedly suffers from certain smoking-related diseases. The class was certified in 2005. Trial began in March 2012 and concluded in December 2014. The trial court issued its judgment on May 27, 2015. The trial court found our subsidiary and two other Canadian manufacturers liable and found that the class members’ compensatory damages totaled approximately CAD 15.5 billion, including pre-judgment interest (approximately $11.8 billion). The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion, including pre-judgment interest (approximately $2.4 billion)). In addition, the trial court awarded CAD 90,000 (approximately $68,000) in punitive damages, allocating CAD 30,000 (approximately $23,000) to our subsidiary and found that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking. The trial court also found that defendants conspired to prevent consumers from learning the dangers of smoking. The trial court further held that these civil faults were a cause of the class members’ diseases. The trial court rejected other grounds of fault advanced by the class, holding that: (i) the evidence was insufficient to show that defendants marketed to youth, (ii) defendants’ advertising did not convey false information about the characteristics of cigarettes, and (iii) defendants did not commit a fault by using the descriptors light or mild for cigarettes with a lower tar delivery. The trial court estimated the disease class at 99,957 members. The trial court ordered defendants to pay CAD 1 billion (approximately $759 million) of the compensatory damage award into a trust within 60 days, CAD 200 million (approximately $152 million) of which is our subsidiary’s portion and ordered briefing on a proposed claims process for the distribution of damages to individual class members and for payment of attorneys’ fees and legal costs. In June 2015, our subsidiary commenced the appellate process by filing its inscription of appeal of the trial court’s judgment with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust within 60 days notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make an initial payment within 60 days. In August 2015, plaintiffs filed a motion with the Court of Appeal seeking an order that defendants place irrevocable letters of credit totaling CAD 5 billion (approximately $3.8 billion) into trust, to secure the judgments in both the Létourneau and Blais cases. Plaintiffs subsequently withdrew their motion for security against JTI-MacDonald Corp. and proceeded only against our subsidiary and Imperial Tobacco

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Canada Ltd. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling CAD 226 million (approximately $172 million) to cover both the Létourneau and Blais cases. Such security may take the form of cash into a court trust or letters of credit, in six equal consecutive quarterly installments of approximately CAD 37.6 million (approximately $28.6 million) beginning in December 2015 through March 2017. The Court of Appeal ordered Imperial Tobacco Canada Ltd. to furnish security totaling CAD 758 million (approximately $576 million) in seven equal consecutive quarterly installments of approximately CAD 108 million (approximately $82 million) beginning in December 2015 through June 2017. In September 2016, our subsidiary made its fourth quarterly installment of security for approximately CAD 37.6 million (approximately $28.6 million) into a court trust. This payment is included in other assets on the condensed consolidated balance sheets and in cash used in operating activities in the condensed consolidated statements of cash flows. The Court of Appeal ordered that the security is payable upon a final judgment of the Court of Appeal affirming the trial court’s judgment or upon further order of the Court of Appeal. The Court of Appeal has scheduled a hearing for the merits appeal for November 2016. Our subsidiary and PMI believe that the findings of liability and damages were incorrect and should ultimately be set aside on any one of many grounds, including the following: (i) holding that defendants violated Quebec law by failing to warn class members of the risks of smoking even after the court found that class members knew, or should have known, of the risks, (ii) finding that plaintiffs were not required to prove that defendants’ alleged misconduct caused injury to each class member in direct contravention of binding precedent, (iii) creating a factual presumption, without any evidence from class members or otherwise, that defendants’ alleged misconduct caused all smoking by all class members, (iv) relying on epidemiological evidence that did not meet recognized scientific standards, and (v) awarding punitive damages to punish defendants without proper consideration as to whether punitive damages were necessary to deter future misconduct.
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
As of October 21, 2016, there were 16 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Canada (10), Korea (1) and Nigeria (5), compared with 16 such cases on October 27, 2015 and 15 such cases on October 30, 2014.
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
In the second health care cost recovery case filed in Canada, Her Majesty the Queen in Right of New Brunswick v. Rothmans Inc., et al., Court of Queen's Bench of New Brunswick, Trial Court, New Brunswick, Fredericton, Canada, filed March 13, 2008, we, our subsidiaries, our indemnitees (PM USA and Altria), and other members of the industry are defendants. The claim was filed by the government of the province of New Brunswick based on legislation enacted in the province. This legislation is similar to the law introduced in British Columbia that authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” Pre-trial discovery is ongoing. In September 2016,  the trial court entered a consent order establishing a discovery timetable that contemplates the province of New Brunswick applying by September 2017 for a trial date.
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

As of October 21, 2016, there were 3 lights cases brought by individual plaintiffs pending against our subsidiaries or indemnitees in Chile (2) and Italy (1), compared with 3 such cases on October 27, 2015, and 2 such cases on October 30, 2014.

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

As of October 21, 2016, there were 2 public civil actions pending against our subsidiaries in Argentina (1) and Venezuela (1), compared with 2 such cases on October 27, 2015, and 2 such cases on October 30, 2014.

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

Other Litigation

The Department of Special Investigations of the government of Thailand has been conducting an investigation into alleged underpayment by our subsidiary, Philip Morris (Thailand) Limited ("PM Thailand"), of customs duties and excise taxes relating to imports from the Philippines covering the period 2003-2007. On January 18, 2016, the Public Prosecutor filed charges against our subsidiary and seven former and current employees in the Bangkok Criminal Court alleging that PM Thailand and the individual defendants jointly and with the intention to defraud the Thai government, under declared import prices of cigarettes to avoid full payment of taxes and duties in connection with 272 import entries of cigarettes from the Philippines during the period of July 2003 to June 2006. The government is seeking a fine of approximately THB 80.8 billion (approximately $2.31 billion). The case is in the pre-trial evidentiary phase. PM Thailand contends that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies.

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

PMI’s effective tax rates for the nine months and three months ended September 30, 2016 were 28.1% and 27.7%, respectively. PMI's effective tax rates for the nine months and three months ended September 30, 2015 were 28.7% and 27.6%, respectively. PMI estimates that its full-year 2016 effective tax rate will be approximately 28%. The effective tax rate for the nine months ended September 30, 2015, was unfavorably impacted by changes to repatriation assertions on certain foreign subsidiary historical earnings ($58 million), partially offset by the recognition of a tax benefit of $13 million following the conclusion of the IRS examination of Altria's consolidated tax returns for the years 2007 and 2008. Prior to March 28, 2008, PMI was a wholly owned subsidiary of Altria. Excluding the effect of these items, the change in the effective tax rate for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, was primarily due to earnings mix by taxing jurisdiction and repatriation cost differences.
The effective tax rates are based on PMI’s full-year earnings mix projections by taxing jurisdiction and cash repatriation plans. Changes in earnings mix by taxing jurisdiction or in cash repatriation plans could have an impact on the effective tax rates, which PMI monitors each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.
PMI is regularly examined by tax authorities around the world and is currently under examination in a number of jurisdictions. The U.S. federal statute of limitations remains open for the years 2013 and onward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

It is reasonably possible that within the next twelve months certain tax examinations will close, which could result in a change in unrecognized tax benefits, along with related interest and penalties. An estimate of any possible change cannot be made at this time.

Note 11. Indebtedness:
Short-term Borrowings:
At September 30, 2016 and December 31, 2015, PMI’s short-term borrowings, consisting of bank loans to certain PMI subsidiaries, had a carrying value of $710 million and $825 million, respectively. The fair value of PMI’s short-term borrowings, based on current market interest rates, approximates carrying value.

Long-term Debt:
At September 30, 2016 and December 31, 2015, PMI’s long-term debt consisted of the following:

(in millions)	September 30, 2016	December 31, 2015
U.S. dollar notes, 1.125% to 6.375% (average interest rate 3.662%), due through 2044	$19,865	$18,091
Foreign currency obligations:
Euro notes, 1.750% to 3.125% (average interest rate 2.400%), due through 2036	7,342	7,423
Swiss franc notes, 0.750% to 2.000% (average interest rate 1.216%), due through 2024	1,724	1,690
Other (average interest rate 3.154%), due through 2024	446	451
	29,377	27,655
Less current portion of long-term debt	2,417	2,405
	$26,960	$25,250
Other foreign currency debt above includes mortgage debt in Switzerland, capital lease obligations and a bank loan in the Philippines.
PMI's debt issuances in the first nine months of 2016 were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance		Maturity

U.S. dollar notes	(a)	$500	1.375%	February 2016		February 2019
U.S. dollar notes	(a)	$750	1.875%	February 2016		February 2021
U.S. dollar notes	(a)	$750	2.750%	February 2016		February 2026
U.S. dollar notes	(b)	$500	2.125%	May 2016		May 2023
U.S. dollar notes	(b)	$500	4.250%	May 2016	(d)	November 2044
EURO notes	(c)	€500 (approximately $578)	2.000%	May 2016		May 2036

(a) Interest on these notes is payable semi-annually in arrears beginning in August 2016.
(b) Interest on these notes is payable semi-annually in arrears beginning in November 2016.
(c) Interest on these notes is payable annually in arrears beginning in May 2017.
(d) These notes are a further issuance of the 4.25% notes issued by PMI in November 2014.
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
At September 30, 2016, PMI's total committed credit facilities were as follows:

(in billions)

Type	Committed Credit Facilities
364-day revolving credit, expiring February 7, 2017	$2.0
Multi-year revolving credit, expiring February 28, 2021	2.5
Multi-year revolving credit, expiring October 1, 2020 (1)	3.5
Total facilities	$8.0

(1) On August 30, 2016, PMI entered into an agreement, effective October 1, 2016, to extend the term of its multi-year revolving credit facility, for an additional year covering the period October 1, 2020 to October 1, 2021 in the amount of $3.35 billion.

At September 30, 2016, there were no borrowings under these committed credit facilities, and the entire committed amounts were available for borrowing.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Debt
The fair value of PMI’s outstanding debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. The aggregate carrying value of PMI’s debt, excluding short-term borrowings and $14 million of capital lease obligations, was $29,363 million at September 30, 2016. The fair value of PMI’s outstanding debt, excluding the aforementioned short-term borrowings and capital lease obligations, has been classified within Level 1 and Level 2 in the table shown below.

The aggregate fair values of PMI’s derivative financial instruments and debt as of September 30, 2016, were as follows:

(in millions)	Fair Value at September 30, 2016	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$269	$—	$269	$—
Total assets	$269	$—	$269	$—
Liabilities:
Debt	$32,595	$32,128	$467	$—
Foreign exchange contracts	353	—	353	—
Total liabilities	$32,948	$32,128	$820	$—

Note 13. Accumulated Other Comprehensive Losses:
PMI’s accumulated other comprehensive losses, net of taxes, consisted of the following:

(in millions)	At September 30, 2016	At December 31, 2015	At September 30, 2015
Currency translation adjustments	$(5,605)	$(6,129)	$(6,147)
Pension and other benefits	(3,178)	(3,332)	(2,854)
Derivatives accounted for as hedges	(106)	59	74
Total accumulated other comprehensive losses	$(8,889)	$(9,402)	$(8,927)

Reclassifications from Other Comprehensive Earnings

The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement are shown on the condensed consolidated statements of comprehensive earnings for the nine months and three months ended September 30, 2016 and 2015. For additional information, see Note 4. Benefit Plans and Note 6. Financial Instruments for disclosures related to PMI's pension and other benefits, and derivative financial instruments, respectively.

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

The effects of these derivative financial instrument assets and liabilities on PMI's condensed consolidated balance sheets were as follows:

(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Received/Pledged
						Net Amount

At September 30, 2016
Assets
Foreign exchange contracts	$269	$—	$269	$(144)	$(107)	$18
Liabilities
Foreign exchange contracts	$353	$—	$353	$(144)	$(191)	$18
At December 31, 2015
Assets
Foreign exchange contracts	$574	$—	$574	$(131)	$(432)	$11
Liabilities
Foreign exchange contracts	$172	$—	$172	$(131)	$(30)	$11

Note 15. Investments in Unconsolidated Subsidiaries:

At September 30, 2016 and December 31, 2015, PMI had total investments in unconsolidated subsidiaries of $986 million and $890 million, respectively, which were accounted for under the equity method of accounting. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses and movements in currency translation adjustments. The carrying value of our equity method investments at September 30, 2016 and December 31, 2015 exceeded our share of the unconsolidated subsidiaries' book value by $851 million and $806 million, respectively. The difference between the investment carrying value and the amount of underlying equity in net assets, excluding $791 million and $744 million attributable to goodwill as of September 30, 2016 and December 31, 2015, respectively, is being amortized on a straight-line basis over the underlying assets' estimated useful lives of 3 to 20 years. At September 30, 2016 and December 31, 2015, PMI received year-to-date dividends from unconsolidated subsidiaries of $102 million and $127 million, respectively.
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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

PMI acquired in 2013 from Megapolis Investment BV a 20% equity interest in Megapolis Distribution BV, the holding company of CJSC TK Megapolis ("Megapolis"), PMI's distributor in Russia, for a purchase price of $760 million. An additional payment of up to $100 million, which is contingent on Megapolis's operational performance over the four fiscal years following the closing of the transaction, will also be made by PMI if the performance criteria are satisfied. PMI has also agreed to provide Megapolis Investment BV with a $100 million interest-bearing loan. PMI and Megapolis Investment BV have agreed to set off any future contingent payments owed by PMI against the future repayments due under the loan agreement. Any loan repayments in excess of the contingent consideration earned by the performance of Megapolis are due to be repaid, in cash, to PMI on March 31, 2017. At December 31, 2013, PMI had recorded a $100 million asset related to the loan receivable and a discounted liability of $86 million related to the contingent consideration. The initial investment in Megapolis was recorded at cost and is included in investments in unconsolidated subsidiaries on the condensed consolidated balance sheets. As of September 30, 2016, Megapolis satisfied certain performance criteria which resulted in contingent consideration of $74 million. As required under the terms of the agreement, the amount of the contingent consideration was offset against the future repayments due under the loan agreement.
PMI’s earnings activity from unconsolidated subsidiaries was as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2016	2015	2016	2015
Net revenues	$2,856	$3,269	$1,090	$1,051

PMI’s balance sheet activity related to unconsolidated subsidiaries was as follows:

(in millions)	At September 30, 2016	At December 31, 2015

Receivables	$366	$64
Notes receivable	$28	$100
Other liabilities	$26	$100

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

In June 2014, PMI acquired 100% of Nicocigs Limited, a leading U.K.-based e-vapor company, for the final purchase price of $103 million, net of cash acquired, with additional contingent payments of up to $77 million, primarily relating to performance targets over a three-year period. As of September 30, 2016, PMI does not anticipate that the performance targets will be met.

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

Note 17. Sale of Accounts Receivable:
To mitigate risk and enhance cash and liquidity management PMI sells trade receivables to unaffiliated financial institutions. These arrangements allow PMI to sell, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold are generally short-term in nature and are removed from the condensed consolidated balance sheets. PMI sells trade receivables under two types of arrangements, servicing and non-servicing. For servicing arrangements, PMI continues to service the sold trade receivables on an administrative basis and does not act on behalf of the unaffiliated financial institutions. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material as of September 30, 2016 and September 30, 2015. Under the non-servicing arrangements, PMI does not provide any administrative support or servicing after the trade receivables have been sold to the unaffiliated financial institutions.

Cumulative trade receivables sold, including excise taxes, for the nine months ended September 30, 2016 and 2015, were $7.0 billion and $1.1 billion, respectively. PMI’s operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of September 30, 2016 and September 30, 2015, were $0.7 billion, and $0.2 billion, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of trade receivables within marketing, administration and research costs in the condensed consolidated statements of earnings. For the nine months and three months ended September 30, 2016 and 2015, the loss on sale of trade receivables was not material.

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
Our products are sold in more than 180 markets, and in many of these markets they hold the number one or number two market share position. We have a wide range of premium, mid-price and low-price brands. Our portfolio comprises both international and local brands. We are engaged in the development and commercialization of Reduced-Risk Products ("RRPs"). RRPs is the term we use to refer to products with the potential to reduce individual risk and population harm in comparison to smoking cigarettes.
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

Consolidated Operating Results for the Nine Months Ended September 30, 2016 – The changes in our reported diluted earnings per share (“diluted EPS”) for the nine months ended September 30, 2016, from the comparable 2015 amounts, were as follows:

	Diluted EPS	% Growth
For the nine months ended September 30, 2015	$3.62
2015 Asset impairment and exit costs	—
2015 Tax items	(0.01)
Subtotal of 2015 items	(0.01)
2016 Asset impairment and exit costs	—
2016 Tax items	—
Subtotal of 2016 items	—
Currency	(0.32)
Interest	0.04
Change in tax rate	0.04
Impact of shares outstanding and share-based payments	(0.01)
Operations	0.02
For the nine months ended September 30, 2016	$3.38	(6.6)%
Currency – The unfavorable currency impact during the reporting period results from the strengthening of the U.S. dollar, especially against the Argentine peso, Australian dollar, Canadian dollar, Egyptian pound, Indonesian rupiah, Kazakh tenge, Korean won, Mexican peso, Russian ruble and Turkish lira, partially offset by the Brazilian real, Euro, Japanese yen and Swiss franc. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Interest – The favorable impact of interest was due primarily to lower effective interest rates on debt.

Income Taxes – Our effective income tax rate for the nine months ended September 30, 2016 decreased by 0.6 percentage points to 28.1%. The 2015 tax items that increased our diluted EPS by $0.01 per share in 2015 per the table above represents the recognition of a tax benefit of $13 million following the conclusion of the IRS examination of Altria Group Inc.'s ("Altria") consolidated tax returns for the years 2007 and 2008. Prior to March 28, 2008, PMI was a wholly owned subsidiary of Altria. The change in the tax rate increased our diluted EPS by $0.04 per share in 2016. The change in the tax rate for the nine months ended September 30, 2015, was unfavorably impacted by changes to repatriation assertions on certain foreign subsidiary historical earnings ($58 million). Excluding the effect of the 2015 repatriation assertion changes, the change in the tax rate for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, was primarily due to earnings mix by taxing jurisdiction and repatriation cost differences. We estimate that our full-year 2016 effective tax rate will be approximately 28%.

Operations – The increase in diluted EPS of $0.02 from our operations in the table above was due primarily to the following segments:

•	EEMA: Higher pricing, partially offset by unfavorable volume/mix;

•	European Union: Higher pricing, partially offset by unfavorable volume/mix and higher marketing, administration and research costs; and

•	Latin America & Canada: Higher pricing, partially offset by unfavorable volume/mix, higher marketing, administration and research costs and higher manufacturing costs;
partially offset by

•	Asia: Unfavorable volume/mix and higher marketing, administration and research costs, partially offset by higher pricing.

Consolidated Operating Results for the Three Months Ended September 30, 2016 – The changes in our reported diluted EPS for the three months ended September 30, 2016, from the comparable 2015 amounts, were as follows:

	Diluted EPS	% Growth
For the three months ended September 30, 2015	$1.25
2015 Asset impairment and exit costs	—
2015 Tax items	(0.01)
Subtotal of 2015 items	(0.01)
2016 Asset impairment and exit costs	—
2016 Tax items	—
Subtotal of 2016 items	—
Currency	(0.04)
Interest	0.01
Change in tax rate	0.01
Impact of shares outstanding and share-based payments	—
Operations	0.03
For the three months ended September 30, 2016	$1.25	—%

Currency – The unfavorable currency impact during the reporting period results from the strengthening of the U.S. dollar, especially against the Egyptian pound, Kazakh tenge, Mexican peso, Russian ruble and Turkish lira, partially offset by the Argentine peso, Brazilian real, Euro and Japanese yen. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Interest – The favorable impact of interest was due primarily to lower effective interest rates on debt.

Income Taxes – Our effective income tax rate for the three months ended September 30, 2016 increased by 0.1 percentage point to 27.7%. The 2015 tax items that increased our diluted EPS by $0.01 per share in 2015 per the table above represents the recognition of a tax benefit of $13 million following the conclusion of the IRS examination of Altria's consolidated tax returns for the years 2007 and 2008. The change in the tax rate that increased our diluted EPS by $0.01 per share in the table above was primarily due to earnings mix by taxing jurisdiction and repatriation cost differences.

Operations – The increase in diluted EPS of $0.03 from our operations in the table above was due primarily to the following segments:

•	EEMA: Higher pricing and lower marketing, administration and research costs, partially offset by unfavorable volume/mix and higher manufacturing cost;

•	European Union: Higher pricing, partially offset by higher marketing, administration and research costs and unfavorable volume/mix; and

•	Asia: Higher pricing, partially offset by unfavorable volume/mix and higher marketing, administration and research costs;
partially offset by

•	Latin America & Canada: Unfavorable volume/mix, higher marketing, administration and research costs, and higher manufacturing costs, partially offset by higher pricing.

For further details, see the “Consolidated Operating Results” and “Operating Results by Business Segment” sections of the following “Discussion and Analysis.”
2016 Forecasted Results - On October 18, 2016, we reaffirmed our 2016 full-year reported diluted EPS forecast to be in a range of $4.53 to $4.58 versus $4.42 in 2015, as previously communicated on September 29, 2016. Excluding an unfavorable currency impact, at prevailing exchange rates, of approximately $0.35 per share for the full-year 2016, the diluted earnings per share range represents a projected increase of approximately 10.5% to 11.5% versus adjusted diluted earnings per share of $4.42 in 2015. This forecast does not include any share repurchases in 2016.

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

Discussion and Analysis
Consolidated Operating Results
See pages 77-81 for a discussion of our "Cautionary Factors That May Affect Future Results." Our cigarette volume, net revenues, excise taxes on products and operating companies income by segment were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2016	2015	2016	2015
Cigarette volume:
European Union	148,393	147,379	52,001	51,771
Eastern Europe, Middle East & Africa	203,630	210,140	72,172	76,318
Asia	196,214	213,167	61,693	67,786
Latin America & Canada	64,144	66,815	21,185	23,036
Total cigarette volume	612,381	637,501	207,051	218,911
Net revenues:
European Union	$20,664	$19,916	$7,387	$7,018
Eastern Europe, Middle East & Africa	13,650	13,908	5,122	5,107
Asia	15,014	14,683	5,113	4,880
Latin America & Canada	6,436	7,030	2,313	2,417
Net revenues	$55,764	$55,537	$19,935	$19,422
Excise taxes on products:
European Union	$14,446	$13,782	$5,187	$4,895
Eastern Europe, Middle East & Africa	8,448	8,261	3,186	3,091
Asia	8,777	8,399	2,977	2,896
Latin America & Canada	4,379	4,693	1,603	1,613
Excise taxes on products	$36,050	$35,135	$12,953	$12,495
Operating income:
Operating companies income:
European Union	$3,096	$2,977	$1,120	$1,045
Eastern Europe, Middle East & Africa	2,389	2,721	962	1,002
Asia	2,288	2,421	761	690
Latin America & Canada	677	849	224	294
Amortization of intangibles	(56)	(62)	(19)	(19)
General corporate expenses	(119)	(115)	(36)	(33)
Less:
Equity (income)/loss in unconsolidated subsidiaries, net	(72)	(69)	(35)	(20)
Operating income	$8,203	$8,722	$2,977	$2,959
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

Consolidated Operating Results for the Nine Months Ended September 30, 2016
The following discussion compares our consolidated operating results for the nine months ended September 30, 2016, with the nine months ended September 30, 2015.
Our cigarette shipment volume decreased by 3.9% due to:

•	EEMA, principally Algeria and Russia, partly offset by Turkey and Ukraine;

•	Asia, principally Indonesia, Japan, Pakistan, the Philippines and Thailand, partly offset by Korea; and

•	Latin America & Canada, predominantly Argentina, Brazil and Ecuador, partly offset by Mexico;
partially offset by:

•	European Union, driven by the Czech Republic, France, Poland, Spain and the United Kingdom, partly offset by Greece and Italy.

Our cigarette shipment volume by brand is shown in the table below:

PMI Cigarette Shipment Volume by Brand (Million Units)
	Nine Months Year-to-Date
	2016	2015	Change
Marlboro	211,426	213,754	(1.1)%
L&M	73,592	73,402	0.3%
Parliament	34,247	33,372	2.6%
Bond Street	32,792	33,003	(0.6)%
Chesterfield	34,203	31,015	10.3%
Philip Morris	26,845	25,983	3.3%
Lark	21,031	22,034	(4.6)%
Others	178,245	204,938	(13.0)%
Total PMI	612,381	637,501	(3.9)%

Cigarette shipment volume of Marlboro decreased, notably in Argentina, Japan, North Africa and Vietnam, partly offset by Korea, Mexico, the Philippines and Spain.

Cigarette shipment volume of L&M increased, notably in Kazakhstan, North Africa, Poland, Portugal and Ukraine, partly offset by Russia, Thailand and Turkey.

Cigarette shipment volume of Parliament increased, mainly driven by Korea and Turkey, partly offset by Russia. Cigarette shipment volume of Bond Street decreased, mainly due to the European Union and Russia, partly offset by Ukraine. Cigarette shipment volume of Chesterfield increased, mainly driven by: Argentina, the Czech Republic, reflecting the morphing of Red & White; Italy, Turkey and the United Kingdom, partly offset by Portugal, Russia and Ukraine. Cigarette shipment volume of Philip Morris increased, driven mainly by Canada and France; and Italy, benefiting from the morphing of Diana; partly offset by Argentina. Cigarette shipment volume of Lark decreased, principally due to Japan, partly offset by Turkey. Cigarette shipment volume of "Others" decreased, mainly due to local and largely low-margin brands in Indonesia, Pakistan, the Philippines and Russia.

Our cigarette market share increased in a number of markets, including Belgium, Canada, the Czech Republic, France, Kuwait, Mexico, the Netherlands, Poland, Saudi Arabia, Spain, Switzerland, Turkey and the United Kingdom.

Our other tobacco products ("OTP") primarily include tobacco for roll-your-own and make-your-own cigarettes, pipe tobacco, cigars and cigarillos. Total shipment volume of OTP, in cigarette equivalent units, decreased by 3.9%.

Total shipment volume for cigarettes and OTP, in cigarette equivalent units, decreased by 3.9%.

Total shipment volume of HeatSticks reached 3.7 billion units, up from 334 million units during the nine months ended September 30, 2015.

Our net revenues and excise taxes on products were as follows:

	For the Nine Months Ended September 30,
(in millions)	2016	2015	Variance	%
Net revenues	$55,764	$55,537	$227	0.4%
Excise taxes on products	36,050	35,135	915	2.6%
Net revenues, excluding excise taxes on products	$19,714	$20,402	$(688)	(3.4)%

Net revenues, which include excise taxes billed to customers, increased by $227 million. Excluding excise taxes, net revenues decreased by $688 million due to:

•	unfavorable currency ($1.2 billion) and

•	unfavorable volume/mix ($554 million), partly offset by

•	price increases ($1.1 billion).
The unfavorable currency was due primarily to the Argentine peso, Australian dollar, Brazilian real, Canadian dollar, Egyptian pound, Euro, Indonesian rupiah, Kazakh tenge, Mexican peso, Philippine peso, Russian ruble and Turkish lira, partially offset by the Japanese yen.

Net revenues include $1,362 million in 2016 and $1,374 million in 2015 related to sales of OTP. These net revenue amounts include excise taxes billed to customers. Excluding excises taxes, net revenues for OTP were $484 million in 2016 and $506 million in 2015.

Excise taxes on products increased by $915 million due to:

•	higher excise taxes resulting from changes in retail prices and tax rates ($3.7 billion) and

•	higher excise taxes resulting from volume/mix ($406 million), partly offset by

•	favorable currency ($3.2 billion).

Governments have consistently increased excise taxes in most of the markets in which we operate. As discussed in “Business Environment,” we expect excise taxes to continue to increase.
Our cost of sales; marketing, administration and research costs; and operating income were as follows:

	For the Nine Months Ended September 30,
(in millions)	2016	2015	Variance	%
Cost of sales	$6,892	$6,990	$(98)	(1.4)%
Marketing, administration and research costs	4,563	4,628	(65)	(1.4)%
Operating income	8,203	8,722	(519)	(6.0)%

Cost of sales decreased $98 million due to:

•	favorable currency ($261 million), partly offset by

•	higher cost of sales resulting from volume/mix ($151 million) and

•	higher manufacturing costs ($12 million).

Marketing, administration and research costs decreased by $65 million due to:

•	favorable currency ($266 million), partly offset by

•	higher expenses ($201 million, primarily higher marketing and selling expenses).

Operating income decreased by $519 million due primarily to:

•	unfavorable volume/mix ($705 million),

•	unfavorable currency ($660 million) and

•	higher marketing, administration and research costs ($201 million), partly offset by

•	price increases ($1.1 billion).

Interest expense, net, of $690 million decreased by $91 million (11.7%), due primarily to lower effective interest rates on debt.

Our effective tax rate decreased by 0.6 percentage points to 28.1%. We estimate that our full-year 2016 effective tax rate will be approximately 28%. The effective tax rate for the nine months ended September 30, 2015, was unfavorably impacted by changes to repatriation assertions on certain foreign subsidiary historical earnings ($58 million), partially offset by the recognition of a tax benefit of $13 million following the conclusion of the IRS examination of Altria's consolidated tax returns for the years 2007 and 2008. Prior to March 28, 2008, PMI was a wholly owned subsidiary of Altria. The effective tax rate is based on our full-year earnings mix by taxing jurisdiction and cash repatriation plans. Changes in earnings mix by taxing jurisdiction or in our cash repatriation plans could have an impact on the effective tax rate, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

We are regularly examined by tax authorities around the world, and we are currently under examination in a number of jurisdictions. It is reasonably possible that within the next twelve months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible change cannot be made at this time.

Net earnings attributable to PMI of $5.3 billion decreased by $368 million (6.5%). This decrease was due primarily to lower operating income as discussed above, partially offset by a lower effective tax rate and lower interest expense, net. Diluted and basic EPS of $3.38 decreased by 6.6%. Excluding an unfavorable currency impact of $0.32, diluted EPS increased by 2.2%.
Consolidated Operating Results for the Three Months Ended September 30, 2016
The following discussion compares our consolidated operating results for the three months ended September 30, 2016, with the three months ended September 30, 2015.
Our cigarette shipment volume decreased by 5.4% due to:

•	EEMA, principally North Africa and Russia, partly offset by Ukraine;

•	Asia, principally Indonesia, Pakistan, the Philippines and Thailand; and

•	Latin America & Canada, predominantly Argentina, Brazil and Ecuador.
partially offset by:

•	European Union, notably France and the United Kingdom, partly offset by Greece and Italy.

Our cigarette shipment volume by brand is shown in the table below:

PMI Cigarette Shipment Volume by Brand (Million Units)
	Third-Quarter
	2016	2015	Change
Marlboro	73,338	74,185	(1.1)%
L&M	25,349	26,179	(3.2)%
Parliament	12,200	12,289	(0.7)%
Bond Street	11,709	12,045	(2.8)%
Chesterfield	12,425	10,864	14.4%
Philip Morris	8,726	9,390	(7.1)%
Lark	6,994	7,320	(4.5)%
Others	56,310	66,639	(15.5)%
Total PMI	207,051	218,911	(5.4)%

Cigarette shipment volume of Marlboro decreased, notably in Algeria, Argentina and Vietnam, partly offset by France, Germany, Mexico, the Philippines and Spain.

Cigarette shipment volume of L&M decreased, mainly due to Egypt, Russia, Thailand and Turkey, partly offset by Algeria, Kazakhstan and Ukraine.

Cigarette shipment volume of Parliament decreased, due mainly to Japan and Russia, partly offset by Korea and Ukraine. Cigarette shipment volume of Bond Street decreased, mainly due to Russia, partly offset by Ukraine. Cigarette shipment volume of Chesterfield increased, mainly driven by Argentina, the morphing of Red & White in the Czech Republic, Turkey and the United Kingdom, partly offset by Russia. Cigarette shipment volume of Philip Morris decreased, mainly due to Argentina, partly offset by France. Cigarette shipment volume of Lark decreased, principally due to Turkey. Cigarette shipment volume of "Others" decreased, mainly due to local and largely low-margin brands in Indonesia, Pakistan, the Philippines and Russia.

Our cigarette market share increased in a number of markets, including Belgium, the Czech Republic, France, Germany, Kuwait, Poland, Saudi Arabia, Spain, Switzerland, Turkey, Ukraine and the United Kingdom.

Total shipment volume of OTP, in cigarette equivalent units, decreased by 4.5%.

Total shipment volume for cigarettes and OTP, in cigarette equivalent units, decreased by 5.4%.

Total shipment volume of HeatSticks reached 2.1 billion units, up from 278 million units during the three months ended September 30, 2015.
Our net revenues and excise taxes on products were as follows:

	For the Three Months Ended September 30,
(in millions)	2016	2015	Variance	%
Net revenues	$19,935	$19,422	$513	2.6%
Excise taxes on products	12,953	12,495	458	3.7%
Net revenues, excluding excise taxes on products	$6,982	$6,927	$55	0.8%

Net revenues, which include excise taxes billed to customers, increased by $513 million. Excluding excise taxes, net revenues increased by $55 million due to:

•	price increases ($440 million), partly offset by

•	unfavorable currency ($196 million) and

•	unfavorable volume/mix ($189 million).

The unfavorable currency was due primarily to the Argentine peso, Egyptian pound, Kazakh tenge, Mexican peso, Russian ruble and Turkish lira, partially offset by the Euro, Indonesian rupiah and Japanese yen.

Net revenues include $470 million in 2016 and $478 million in 2015 related to sales of OTP. These net revenue amounts include excise taxes billed to customers. Excluding excise taxes, net revenues for OTP were $165 million in 2016 and $174 million in 2015.

Excise taxes on products increased by $458 million due to:

•	higher excise taxes resulting from changes in retail prices and tax rates ($1.5 billion), partly offset by

•	favorable currency ($837 million) and

•	lower excise taxes resulting from volume/mix ($211 million).

Our cost of sales; marketing, administration and research costs; and operating income were as follows:

	For the Three Months Ended September 30,
(in millions)	2016	2015	Variance	%
Cost of sales	$2,432	$2,383	$49	2.1%
Marketing, administration and research costs	1,554	1,566	(12)	(0.8)%
Operating income	2,977	2,959	18	0.6%
Cost of sales increased by $49 million due to:

•	higher manufacturing costs ($71 million) and

•	higher cost of sales resulting from volume/mix ($20 million), partly offset by

•	favorable currency ($42 million).

Marketing, administration and research costs decreased by $12 million due to:

•	favorable currency ($64 million), partly offset by

•	higher expenses ($52 million, primarily higher marketing and selling expenses).

Operating income increased by $18 million due primarily to:

•	price increases ($440 million), partly offset by

•	unfavorable volume/mix ($209 million),

•	unfavorable currency ($89 million),

•	higher manufacturing costs ($71 million) and

•	higher marketing, administration and research costs ($52 million).

Our effective tax rate increased by 0.1 percentage point to 27.7%. The effective tax rate is based on our full-year earnings mix by taxing jurisdiction and cash repatriation plans. Changes in earnings mix by taxing jurisdiction or in our cash repatriation plans could have an impact on the effective tax rate, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

Interest expense, net, of $220 million decreased by $27 million (10.9%), due primarily to lower effective interest rates on debt.

Net earnings attributable to PMI of $1.9 billion decreased by $4 million (0.2%). Diluted and basic EPS of $1.25 was flat. Excluding an unfavorable currency impact of $0.04, diluted EPS increased by 3.2%.

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

We support many of the regulatory policies required by the FCTC, including measures that strictly prohibit the sale of tobacco products to minors, limit public smoking, require health warnings on tobacco packaging, and regulate product content to prevent increased adverse health effects of smoking. We advocate measures that establish science-based regulatory frameworks for Reduced-Risk Products. We also support the use of tax and price policies to achieve public health objectives, as long as such policies are not discriminatory or excessive, and do not result in increased illicit trade.

The FCTC governing body, the Conference of the Parties (“CoP”), has adopted non-binding guidelines and policy recommendations related to certain articles of the FCTC. We disagree with some of them because they limit our ability to differentiate our products, disrupt competition, are not based on sound evidence of a public health benefit, and are likely to lead to adverse consequences, such as increased illicit trade.

It is not possible to predict whether or to what extent measures recommended in the FCTC guidelines will be implemented.

Excise, Sales and Other Taxes: Excessive and disruptive tax increases and discriminatory tax structures are expected to continue to have an adverse impact on our profitability, due to lower consumption and consumer down-trading from premium to non-premium, discount, other low-price or low-taxed tobacco products, such as fine cut tobacco and illicit products. In addition, in certain jurisdictions, our products are subject to tax structures that discriminate against premium-price products and manufactured cigarettes. We believe that such tax policies undermine public health by encouraging consumers to turn to the illicit trade for cheaper tobacco products and ultimately undercut government revenue objectives, disrupt the competitive environment, and encourage criminal activity. Other jurisdictions have imposed, or are seeking to impose, levies or other taxes specifically on tobacco companies, such as taxes on revenues and/or profits. We oppose such extreme and discriminatory tax measures.

EU Tobacco Products Directive: In April 2014, the EU adopted the text of a significantly revised EU Tobacco Products Directive that, among other things, provides for:

•
health warnings covering 65% of the front and back panels of cigarette packs and roll-your-own packaging with specific health warning dimensions that have the effect of prohibiting certain pack formats. Member States would also have the option to further standardize tobacco packaging, including, under certain conditions, by introducing plain packaging;

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

To date, 22 Member States have adopted laws transposing the Directive, while the remaining Member States are concluding the national transpositions.

Plain Packaging: Plain packaging legislation bans the use of branding, logos and colors on packaging on all or some specified tobacco products other than the brand name and variant, which may be printed only in specified locations and in a uniform font. Similarly, the brand name and variant may be printed on individual cigarettes only in specified locations and in a uniform font or not at all.

To date, Australia, France, the U.K., Ireland, Hungary, and New Zealand have adopted plain packaging legislation. In Australia, plain packaging has been implemented since December 2012. In France, full compliance at retail is required as of January 2017, and in the U.K., full compliance is required as of May 2017. In Hungary, full compliance is required as of May 2019 for products that were in the market prior to April 30, 2016, and new product launches must comply with the plain packaging requirements immediately. In Ireland, implementation is subject to a Ministerial Commencement Order, which has yet to be issued. In New Zealand, no implementation date has yet been set.

Several countries have initiated World Trade Organization ("WTO") dispute settlement proceedings against Australia related to Australia's plain packaging legislation. In May 2015, three of our subsidiaries filed papers in the English High Court seeking judicial review of the U.K.’s plain packaging legislation. In May 2016, the Court issued a judgment rejecting our claims as well as those from other tobacco companies. We are not appealing the decision, but the judgment has been appealed by other claimants. The Conseil d’Etat in France is currently considering whether the decree that implements France’s plain packaging legislation is valid under French law. A decision is expected by the end of 2016. It is not possible to predict the outcome of these proceedings.

In other countries, such as Norway, proposals to enact plain packaging are in various stages of the legislative process. Additionally, several countries, including Canada and Singapore, are considering plain packaging, but no legislative proposals have been published. It is not possible to predict whether any of these countries will implement plain packaging.

Restrictions and Bans on the Use of Ingredients: Currently, the WHO and others in the public health community recommend restrictions or total bans on the use of some or all ingredients in tobacco products, including menthol. Broad restrictions and ingredient bans would require us to reformulate our American Blend tobacco products and could reduce our ability to differentiate these products in the market in the long term. Menthol bans would eliminate the entire category of mentholated tobacco products. Some regulators have considered and rejected such proposals, while others have proposed and, in a few cases, adopted restrictions or bans. In particular, as mentioned above, the European Union has banned characterizing flavors in some tobacco products, subject to an exemption until May 2020 for menthol. Other countries may follow the EU’s approach. For instance, Turkey has banned menthol as of May 2020. More sweeping ingredient bans have been adopted by Canada and Brazil.

While the Canadian ingredient ban exempts menthol at the national level, the majority of Canadian provinces have adopted or are in the process of adopting menthol bans.

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

Bans on Display of Tobacco Products at Retail: In a few of our markets, including Norway, Russia, and Canada, governments have banned or propose to ban the display of tobacco products at the point of retail sale. Other countries have rejected display ban proposals.

Health Warning Requirements: In most countries, governments require large and often graphic health warnings covering at least 30% of the front and back of cigarette packs (the size mandated by the FCTC). A growing number of countries require warnings covering 50% of the front and back of the pack, and a small number of countries require larger warnings, such as Australia (75% front and 90% back), Mexico (30% front and 100% back), Uruguay (80% front and back), Thailand (85% front and back), India (85% front and back), and Canada (75% front and back).

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

Bans and Restrictions on Advertising, Marketing, Promotions and Sponsorships: For many years, the FCTC has called for, and countries have imposed, partial or total bans on tobacco advertising, marketing, promotions and sponsorships, including bans and restrictions on advertising on radio and television, in print and on the Internet. The FCTC also requires disclosure of expenditures on advertising, promotion and sponsorship where such activities are not prohibited. The FCTC guidelines recommend that governments prohibit all forms of communication with adult smokers, with which we disagree.

Restrictions on Product Design: Some members of the public health community are calling for the further standardization of tobacco products by requiring, for example, that cigarettes have a certain minimum diameter, which amounts to a ban on slim cigarettes, or requiring the use of standardized filter and cigarette paper designs.

Reduced cigarette ignition propensity (“RCIP”) standards recommended by the FCTC guidelines have been adopted in several of our markets (e.g., Australia, Canada, South Africa, South Korea, and the EU), and are being considered in several others. While the available evidence (namely, from two provinces in Canada, the State of New York and Sweden) so far suggests that the implementation of RCIP standards did not result in the predicted reduction of smoking-related fires, RCIP standards do increase production costs.

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

Restrictions on the Sale of Novel Tobacco Products: Some countries have passed, or are seeking to pass, regulations that ban the sale of e-cigarettes or “emerging” tobacco products, including novel tobacco or nicotine products, such as heated tobacco (where no combustion takes place and no smoke is produced), dissolvable tobacco products or nicotine, and nicotine delivery systems (e.g., e-vapor products). These regulations might foreclose adult smoker access to products that have the potential to reduce individual risk and population harm compared to cigarette smoking, and therefore, we oppose such blanket bans. By contrast, we support regulation that sets strict standards and encourages innovation to benefit adult smokers and public health.

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

Some public health groups have also called for the exclusion of tobacco from certain basic provisions of trade and investment agreements. The Trans-Pacific Partnership Agreement (“TPP”) includes a provision that denies investors access to the Investor State Dispute Settlement Mechanism to challenge “tobacco control measures,” as defined in the TPP. None of the 12 parties to this agreement has yet ratified it. If this carve-out enters into force, we believe it would constitute unfair discrimination against a legal industry, be at odds with fundamental principles of international investment protection, and constitute a dangerous precedent for many other sectors.

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

A number of jurisdictions are considering actions to prevent illicit trade. In November 2012, the FCTC adopted the Protocol to Eliminate Illicit Trade in Tobacco Products (the “Protocol”), which includes supply chain control measures, such as licensing of manufacturers and distributors, enforcement in free trade zones, controls on duty free and Internet sales and the implementation of tracking and tracing technologies. To date, 54 countries have signed the Protocol and 22 countries and the European Union have ratified it. The Protocol will come into force once the fortieth country ratifies it, after which countries must implement its measures via national legislation. We expect, and welcome, that other countries will ratify the Protocol.

Additionally, we and our subsidiaries have entered into cooperation agreements with governments and authorities to support their anti-illicit trade efforts. For example, in 2004, we entered into a cooperation agreement with the EU and its member states that provided for cooperation with European law enforcement agencies on anti-contraband and on anti-counterfeit efforts. Under the terms of this agreement we made financial contributions of approximately $75 million per year (recorded as an expense in cost of sales when product is shipped) to support these efforts. The EU Commission decided not to renew the agreement, which expired in July 2016.

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

Reduced-Risk Products: We use the term RRP to refer to products with the potential to reduce individual risk and population harm in comparison to smoking cigarettes. Our aim is to become the leader of the RRP product category, with the objective of having RRPs ultimately replace combustible products to the benefit of adult smokers, society, and our company. To date, almost one million adult smokers have converted to our iQOS product described below. Our RRPs are in various stages of development and commercialization, and we are conducting extensive and rigorous scientific studies to determine whether we can support claims for such products of reduced exposure to harmful and potentially harmful constituents in smoke and, ultimately, claims of reduced disease risk when compared to smoking cigarettes.  Before making any such claims, we will rigorously evaluate the full set of data from the relevant scientific studies to determine whether they substantiate reduced exposure or risk.  Any such claims may also be subject to government review and authorization, as is the case in certain markets today. We draw upon a team of world-class scientists and engineers from a broad spectrum of scientific disciplines, and our efforts are guided by the following three key objectives:

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

Our product development is based on the elimination of combustion via tobacco heating and other innovative systems for aerosol generation, which we believe is the most promising path to reduce individual risk and population harm compared to continued cigarette smoking.

Our approach to individual risk assessment is to use cessation as the benchmark, because the short-term and long-term effects of smoking cessation on risk reduction are well known.

Four RRP platforms are in various stages of development and commercialization readiness:

•
Platform 1 uses a precisely controlled heating device that we are commercializing under the iQOS brand name, into which a specially designed tobacco product under the Marlboro, Parliament, Heets and HeatSticks brand names is inserted and heated to generate an aerosol. Six short-term clinical studies have been completed. The study results show a substantial reduction in relevant biomarkers of exposure to harmful or potentially harmful constituents (“HPHCs”) in adult consumers who switched to iQOS compared to adult consumers who continued to smoke cigarettes over a five-day period. The final reports of the three-month clinical reduced-exposure studies conducted in Japan and the U.S. have been issued. In these studies, we observed reduction in all 15 biomarkers of exposure to corresponding HPHCs measured in those who switched to iQOS compared to those who continued to smoke cigarettes. Furthermore, the reductions measured in those who switched to iQOS approached those that were observed in study participants who quit smoking for the duration of the study. We also initiated a 6+6 month exposure response study in December 2014, and expect the results regarding the first six-month term in the first half of 2017.

•
Platform 2 uses a pressed carbon heat source to generate an aerosol by heating tobacco. Clinical testing of Platform 2 that started in the second quarter of 2015, including a pharmacokinetic study and a five-day reduced-exposure study, have now been completed. The report for the pharmacokinetic study has been finalized. In this study, we observed that the nicotine pharmacokinetic profile and the subjective user satisfaction are comparable to smoking cigarettes, indicating that this platform could be an acceptable substitute for adult smokers who want to continue to use tobacco products but seek an alternative to cigarettes. We expect that the reduced-exposure study report will be issued later in the year. Finally, the clinical phase of a three-month reduced-exposure study has also been completed; we expect the results to be reported in 2017.

•
Platform 3 is based on technology we acquired from Professor Jed Rose of Duke University and his co-inventors in 2011. This product creates an aerosol of nicotine salt formed by the chemical reaction of nicotine with a weak organic acid and replicates the feel and ritual of smoking. We are exploring two routes for this platform, one with electronics and one without. We have begun pre-clinical and clinical testing of this platform, including a pharmacokinetic study in New Zealand for the electronic version. This study assessed this product's nicotine pharmacokinetic profile in comparison to a nicotine inhalator. Our study showed that nicotine absorption with this product reached peak levels six times faster than with the inhalator, suggesting easier absorption and a significantly higher potential for acceptance by smokers. We are also conducting a pharmacodynamics study in the U.S. and expect to commence a safety and efficacy study in early 2017.

•
Platform 4 covers e-vapor products, which are battery-powered devices that produce an aerosol by vaporizing a liquid nicotine solution. Our e-vapor products comprise devices using current generation technology, and we are well advanced in the development and commercialization plans for the next generation of e-vapor technologies ("MESH") to address certain challenges presented by the e-vapor products currently on the market. Our MESH products are designed to ensure the consistency and quality of the generated aerosol. We have commenced non-clinical studies, and our clinical assessment, that we expect to initiate in the near future, includes a pharmacokinetic study and a reduced-exposure study.

We are also developing other potential product platforms.

We are proceeding with the commercialization of RRPs. In 2014, we introduced the iQOS system in pilot city launches in Nagoya, Japan, and in Milan, Italy. Thereafter, we launched iQOS in Switzerland, started pilot city launches in Moscow, Bucharest, Kiev, and Lisbon and continued the gradual expansion in Italy, where we launched in several cities, including Rome, Modena, Turin and Bologna, and in Sicily. We achieved national coverage in Japan as of April 2016. By the end of June 2016, iQOS was present in ten markets, following its commercialization in select cities in Denmark and Germany, and in the Principality of Monaco. We plan to introduce iQOS in key cities in 20 markets by the end of 2016 and in an additional ten to fifteen markets during 2017. To date, the product has not been marketed with claims of reduced risk.

We started broad commercial production of Platform 1 tobacco sticks (HeatSticks) in the first quarter of 2016.   To date, we have experienced short-term supply shortages resulting from the stronger than anticipated demand in Japan and anticipate capacity limitations to continue through the first quarter of 2017. Therefore, additional investments are planned. Total corporate capital expenditures are expected to be $1.2 billion and $1.5 billion, respectively, in 2016 and 2017, reflecting the planned RRP capacity increase. Subsequent capital expenditure levels will depend on consumer demand dynamics. We expect that the 2016 and 2017 year-end installed HeatSticks capacity will be approximately 15 billion units and 50 billion units, respectively. This installed capacity is expected to allow us to produce approximately 32 billion units in 2017, up from 7 billion in 2016. As of 2018, we estimate that we can increase installed annual capacity, as needed, by approximately four billion units per month, with a lead time of 12 months. We expect RRPs to approach break-even operating companies income in 2017 and to start contributing positively to our operating companies income in 2018.

In the United States of America, an established regulatory framework for assessing “Modified Risk Tobacco Products” exists under the jurisdiction of the Food and Drug Administration (“FDA”). We expect that future FDA actions are likely to influence the regulatory approach of other interested governments. Our assessment approach and the studies conducted to date reflect the rigorous evidentiary package contemplated in the FDA’s Draft Guidance for Modified Risk Tobacco Product Applications (2012). We have shared our approach and studies with the FDA’s Center for Tobacco Products. We plan to submit a Modified Risk Tobacco Product Application for Platform 1 by the end of 2016 and a Premarket Tobacco Application during the first quarter of 2017.

In the EU, a majority of Member States have already transposed the EU Tobacco Products Directive, including the provisions on novel tobacco products and e-cigarettes. With regard to novel tobacco products, most of the EU Member States require a notification submitted 6 months before the intended placing on the market of a novel tobacco product, while Austria, Belgium, Germany, Poland, Greece, Portugal and Luxembourg require pre-market authorizations for the introduction of such products into the market. We are also engaging with regulators in several EU Member States, where we filed a comprehensive dossier summarizing our scientific assessment of Platform 1 and results to date in accordance with the requirements of applicable law.

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

The Department of Special Investigations (“DSI”) of the government of Thailand has been conducting an investigation into alleged underpayment by Philip Morris (Thailand) Limited (“PM Thailand”) of customs duties and excise taxes of approximately $1.8 billion, relating to imports from Indonesia covering the period 2000-2003. In September 2016, the DSI commenced formal investigations and alleged that PM Thailand, jointly with others, including Philip Morris International Inc., underpaid customs duties and excise taxes of approximately $250 million. PM Thailand disagrees with the DSI’s allegations and believes that its declared import prices are in compliance with the Customs Valuation Agreement of the WTO and Thai law. If at the end of its formal investigations, the DSI recommends prosecution, the DSI will refer the matter to the Public Prosecutor, who will decide whether to file formal charges against PM Thailand and/or the other alleged co-offenders.

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

The South Korean Board of Audit and Inspection (“BAI”) has been conducting an audit of certain Korean government agencies and the tobacco industry into whether inventory movements ahead of the January 1, 2015 increase of cigarette-related taxes by tobacco companies, including Philip Morris Korea Inc. ("PM Korea"), our South Korean affiliate, were in compliance with South Korean tax laws. In September 2016, the BAI alleged that PM Korea underpaid approximately $152 million in taxes in connection with its inventory movements. The BAI recommended the tax authorities to collect the alleged underpaid taxes together with a penalty of approximately $61 million.  The tax authorities are currently considering this recommendation.  If, in addition to the assessment of the foregoing amounts, at the end of the tax audit, the tax authorities recommend prosecution, they will refer the matter to the Public Prosecutor, who will further investigate and decide whether or not to file criminal charges against PM Korea and/or other alleged co-offenders.  If the Public Prosecutor decides to prosecute, it may seek up to three times the underpaid tax for company criminal penalties and up to five times the underpaid tax for individual criminal penalties.  PM Korea believes that it has paid cigarette-related taxes in compliance with the South Korean tax laws.

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

In October 2016, we received guidance from the relevant U.S. regulatory agencies that under current U.S. regulations we would generally be authorized to export tobacco products to Cuba. At this time, we do not export or sell products to Cuba, but are exploring opportunities to do so.

To our knowledge, none of our commercial arrangements results in the governments of any country identified by the U.S. government as a state sponsor of terrorism, nor entities controlled by those governments, receiving cash or acting as intermediaries in violation of U.S. laws.

We do not sell products in Iran, North Korea and Syria.

Certain states within the U.S. have enacted legislation permitting state pension funds to divest or abstain from future investment in stocks of companies that do business with certain countries that are sanctioned by the U.S. We do not believe such legislation has had a material effect on the price of our shares.

Operating Results – Nine Months and Three Months Ended September 30, 2016

The following discussion compares operating results within each of our reportable segments for the nine months and three months ended September 30, 2016, with the nine months and three months ended September 30, 2015.

European Union:

European Union	For the Nine Months Ended September 30,
(in millions)	2016	2015	Variance	%
Net revenues	$20,664	$19,916	$748	3.8%
Excise taxes on products	14,446	13,782	664	4.8%
Net revenues, excluding excise taxes on products	6,218	6,134	84	1.4%
Operating companies income	3,096	2,977	119	4.0%
For the nine months ended September 30, 2016, net revenues, which include excise taxes billed to customers, increased by $748 million. Excluding excise taxes, net revenues increased by $84 million due to:

•	price increases ($272 million), partly offset by

•	unfavorable currency ($122 million) and

•	unfavorable volume/mix ($66 million).

The net revenues of the European Union segment include $1,064 million in 2016 and $1,094 million in 2015 related to sales of OTP. Excluding excise taxes, OTP net revenues for the European Union segment were $371 million in 2016 and $382 million in 2015.
Operating companies income increased by $119 million during the nine months ended September 30, 2016. This increase was due primarily to:

•	price increases ($272 million) and

•	lower manufacturing costs ($10 million), partly offset by

•	unfavorable volume/mix ($84 million) and

•	higher marketing, administration and research costs ($84 million).

European Union	For the Three Months Ended September 30,
(in millions)	2016	2015	Variance	%
Net revenues	$7,387	$7,018	$369	5.3%
Excise taxes on products	5,187	4,895	292	6.0%
Net revenues, excluding excise taxes on products	2,200	2,123	77	3.6%
Operating companies income	1,120	1,045	75	7.2%
For the three months ended September 30, 2016, net revenues increased by $369 million. Excluding excise taxes, net revenues increased by $77 million due primarily to:

•	price increases ($93 million), partly offset by

•	unfavorable volume/mix ($10 million).

The net revenues of the European Union segment include $359 million in 2016 and $378 million in 2015 related to sales of OTP. Excluding excise taxes, OTP net revenues for the European Union segment were $123 million in 2016 and $130 million in 2015.

Operating companies income increased by $75 million during the three months ended September 30, 2016. This increase was due primarily to:

•	price increases ($93 million) and

•	favorable currency ($29 million), partially offset by

•	higher marketing, administration and research costs ($31 million, primarily related to the commercialization of our RRPs) and

•	unfavorable volume/mix ($19 million).

European Union - Industry Volume

In the third quarter, the estimated total cigarette market decreased by 1.4% to 137.9 billion units, mainly reflecting the lower contribution of two favorable factors in 2015, namely the estimated positive impact of immigration and a recovery from illicit trade, partly offset by improved macroeconomics and a lower prevalence of e-vapor products.

In the third quarter, the estimated total OTP market decreased by 2.6% to 39.8 billion cigarette equivalent units, reflecting a lower total fine cut market, down by 2.7% to 36.9 billion cigarette equivalent units.

For the nine months year-to-date, the estimated total cigarette market decreased by 0.2% to 382.4 billion units, reflecting improved macroeconomics, a lower prevalence of illicit trade and e-vapor products and, in certain geographies, the estimated positive impact of immigration, which was mainly concentrated in the first half of 2016.

For the nine months year-to-date, the estimated total OTP market decreased by 0.8% to 114.9 billion cigarette equivalent units, reflecting a lower total fine cut market, down by 0.8% to 106.8 billion cigarette equivalent units.

European Union - PMI Shipment Volume and Market Share

Cigarette shipment volume and market share performance by brand are shown in the tables below:

European Union Cigarette Shipment Volume by Brand (Million Units)
	Third-Quarter			Nine Months Year-to-Date
	2016	2015	Change	2016	2015	Change
Marlboro	25,943	25,463	1.9%	73,582	72,370	1.7%
L&M	9,454	9,570	(1.2)%	26,628	26,457	0.6%
Chesterfield	8,055	7,432	8.4%	23,111	21,090	9.6%
Philip Morris	4,330	4,101	5.6%	12,621	10,215	23.6%
Others	4,219	5,205	(18.9)%	12,451	17,247	(27.8)%
Total EU	52,001	51,771	0.4%	148,393	147,379	0.7%

European Union Cigarette Market Shares by Brand
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2016	2015	p.p.	2016	2015	p.p.
Marlboro	19.0%	18.7%	0.3	19.0%	18.8%	0.2
L&M	6.8%	6.8%	—	6.9%	6.8%	0.1
Chesterfield	5.9%	5.5%	0.4	6.0%	5.5%	0.5
Philip Morris	3.2%	3.1%	0.1	3.3%	3.1%	0.2
Others	3.3%	3.7%	(0.4)	3.2%	4.0%	(0.8)
Total EU	38.2%	37.8%	0.4	38.4%	38.2%	0.2

In the third quarter, our cigarette shipment volume increased by 0.4% to 52.0 billion units, mainly driven by France and the United Kingdom, partly offset by Greece and Italy. Excluding the net impact of distributor inventory movements, notably in Italy, our cigarette shipment volume decreased by 0.5%. Our cigarette shipment volume of Marlboro increased by 1.9%, mainly driven by France, Germany, Spain and the United Kingdom, partly offset by Greece. Our total cigarette market share increased by 0.4 points to 38.2%, with gains, notably in France, Germany, Poland and the United Kingdom, partly offset by declines, mainly in Italy and Portugal. Cigarette shipment volume of "Others" decreased, mainly due to the morphing of various trademarks in the Baltic States, the Czech Republic and Italy into international brands.

In the third quarter, our shipments of OTP decreased by 7.2% to 5.7 billion cigarette equivalent units. Our total OTP market share decreased by 0.5 points to 14.6%.

For the nine months year-to-date, our cigarette shipment volume increased by 0.7% to 148.4 billion units, mainly driven by the Czech Republic, France, Poland, Spain and the United Kingdom, partly offset by Greece and Italy. Excluding the net impact of distributor inventory movements, notably in Spain, our cigarette shipment volume increased by 0.3%. Our cigarette shipment volume of Marlboro increased by 1.7%, mainly driven by France, Germany and Spain, partly offset by Greece and Italy. Our total cigarette market share increased by 0.2 points to 38.4%, with gains, notably in France, Poland, Spain and the United Kingdom, partly offset by declines, mainly in Italy and Portugal. Cigarette shipment volume of "Others" decreased, mainly due to the same factors as for the quarter.

For the nine months year-to-date, our shipments of OTP decreased by 3.7% to 17.1 billion cigarette equivalent units. Our total OTP market share decreased by 0.4 points to 14.8%.

European Union - Key Market Commentaries

In France, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	France Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2016	2015	% / p.p.	2016	2015	% / p.p.
Total Cigarette Market (billion units)	12.1	11.8	2.3%	34.5	34.2	0.8%

PMI Shipments (million units)	5,034	4,746	6.1%	14,869	14,450	2.9%

PMI Cigarette Market Share
Marlboro	26.3%	25.8%	0.5	26.2%	25.7%	0.5
Philip Morris	10.1%	9.2%	0.9	10.1%	9.5%	0.6
Chesterfield	3.1%	3.3%	(0.2)	3.1%	3.3%	(0.2)
Others	2.7%	2.9%	(0.2)	2.8%	2.9%	(0.1)
Total	42.2%	41.2%	1.0	42.2%	41.4%	0.8

In the third quarter, the estimated total cigarette market increased by 2.3%. Excluding the net impact of estimated trade inventory movements, the total market increased by 1.3%, partly reflecting a lower prevalence of illicit trade and e-vapor products. The increase in our cigarette shipment volume mainly reflected the higher total cigarette market and market share growth, driven by Marlboro, as well as the launch of Philip Morris 25s and 100s in January 2016. The estimated total industry fine cut category of 3.9 billion cigarette equivalent units increased by 1.5%. Our market share of the category increased by 0.7 points to 25.3%.

For the nine months year-to-date, the estimated total cigarette market increased by 0.8%, partly reflecting a lower prevalence of illicit trade and e-vapor products. The increase in our cigarette shipment volume mainly reflected market share growth, driven by the same dynamics as those in the quarter. The estimated total industry fine cut category of 11.3 billion cigarette equivalent units increased by 3.7%. Our market share of the category increased by 0.4 points to 25.3%.

In Germany, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Germany Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2016	2015	% / p.p.	2016	2015	% / p.p.
Total Cigarette Market (billion units)	21.7	21.8	(0.5)%	59.7	59.9	(0.3)%

PMI Shipments (million units)	7,690	7,633	0.7%	22,065	22,134	(0.3)%

PMI Cigarette Market Share
Marlboro	21.5%	20.8%	0.7	22.3%	21.9%	0.4
L&M	11.1%	11.2%	(0.1)	11.6%	12.0%	(0.4)
Chesterfield	1.5%	1.6%	(0.1)	1.6%	1.7%	(0.1)
Others	1.3%	1.4%	(0.1)	1.5%	1.4%	0.1
Total	35.4%	35.0%	0.4	37.0%	37.0%	—

In the third quarter, the moderate decline of the estimated total cigarette market of 0.5% principally reflected a lower prevalence of illicit trade and a decrease in the rate of out-switching to other tobacco products. The increase in our cigarette shipment volume was driven by higher market share, principally Marlboro, benefiting from marketing support. The estimated total industry fine cut category of 10.7 billion cigarette equivalent units decreased by 0.5%. Our market share of the category decreased by 1.5 points to 10.7%.

For the nine months year-to-date, the moderate decline of the estimated total cigarette market of 0.3% principally reflected a lower prevalence of illicit trade and the estimated favorable impact of immigration. The decrease in our cigarette shipment volume reflected the lower total market. The estimated total industry fine cut category of 30.6 billion cigarette equivalent units increased by 0.6%. Our market share of the category decreased by 1.1 points to 11.6%.

In Italy, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Italy Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2016	2015	% / p.p.	2016	2015	% / p.p.
Total Cigarette Market (billion units)	19.7	20.1	(2.2)%	55.5	55.5	—%

PMI Shipments (million units)	9,939	10,148	(2.1)%	29,861	30,362	(1.6)%

PMI Cigarette Market Share
Marlboro	24.4%	24.8%	(0.4)	24.3%	24.7%	(0.4)
Chesterfield	11.6%	11.2%	0.4	11.6%	10.8%	0.8
Philip Morris	8.3%	9.0%	(0.7)	8.6%	9.3%	(0.7)
Others	8.0%	8.7%	(0.7)	8.2%	9.1%	(0.9)
Total	52.3%	53.7%	(1.4)	52.7%	53.9%	(1.2)

In the third quarter, the estimated total cigarette market decreased by 2.2%, primarily reflecting the impact of price increases in the second quarter of 2016. Our cigarette shipments decreased by 2.1%, or by 5.2% excluding the net impact of distributor inventory movements. The decline mainly reflected the lower total market, and lower cigarette market share, notably due to Marlboro as a result of its price increase in the second quarter of 2016, and low-price Philip Morris, impacted by the growth of the super-low price segment, partly offset by super-low price Chesterfield. The estimated total industry fine cut category of 1.7 billion cigarette equivalent units increased by 3.1%. Our market share of the category decreased by 2.3 points to 38.7%.

For the nine months year-to-date, the estimated total cigarette market was flat, primarily reflecting a lower prevalence of illicit trade and the favorable estimated impact of immigration. The decline of our cigarette shipments, down by 2.1% excluding the net impact of distributor inventory movements, and market share reflected the same dynamics as those in the quarter. The estimated total industry fine cut category of 4.9 billion cigarette equivalent units increased by 3.6%. Our market share of the category decreased by 2.3 points to 39.0%.

In Poland, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Poland Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2016	2015	% / p.p.	2016	2015	% / p.p.
Total Cigarette Market (billion units)	11.5	11.6	(0.2)%	32.3	31.9	1.3%

PMI Shipments (million units)	4,864	4,734	2.7%	13,515	12,757	5.9%

PMI Cigarette Market Share
Marlboro	11.3%	11.4%	(0.1)	11.3%	11.2%	0.1
L&M	18.2%	18.0%	0.2	18.3%	17.8%	0.5
Chesterfield	9.4%	8.6%	0.8	9.1%	8.4%	0.7
Others	3.2%	2.9%	0.3	3.1%	2.6%	0.5
Total	42.1%	40.9%	1.2	41.8%	40.0%	1.8

In the third quarter, the estimated total cigarette market decreased by 0.2%. Excluding the net impact of estimated trade inventory movements, the total market increased by 1.0%, mainly driven by a lower prevalence of e-vapor products. The increase in our cigarette shipment volume primarily reflected higher market share, principally driven by Chesterfield, benefiting from its 100s and super-slims variants, and RGD in "Others," up by 0.4 points to 2.8%. The estimated total industry fine cut category of 1.1 billion cigarette equivalent units increased by 6.2%. Our market share of the category decreased by 1.3 points to 29.2%.

For the nine months year-to-date, the estimated total cigarette market increased by 1.3%. Excluding the net impact of estimated trade inventory movements, the total market increased by 2.1%, mainly driven by a lower prevalence of e-vapor products and non-duty paid products. The increase in our cigarette shipment volume resulted from the higher total market and higher market share, driven principally by L&M, reflecting the positive impact of brand support, Chesterfield, benefiting from its 100s and super-slims variants, and RGD in "Others," up by 0.6 points to 2.7%. The estimated total industry fine cut category of 3.3 billion cigarette equivalent units increased by 4.7%. Our market share of the category decreased by 5.0 points to 27.1%, mainly due to increased price competition at the bottom of the market.

In Spain, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Spain Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2016	2015	% / p.p.	2016	2015	% / p.p.
Total Cigarette Market (billion units)	13.0	13.1	(0.6)%	35.3	35.4	(0.3)%

PMI Shipments (million units)	4,272	4,173	2.4%	12,637	11,861	6.5%

PMI Cigarette Market Share
Marlboro	18.6%	17.7%	0.9	18.1%	16.9%	1.2
Chesterfield	8.4%	8.8%	(0.4)	8.6%	9.1%	(0.5)
L&M	5.3%	5.7%	(0.4)	5.4%	5.8%	(0.4)
Others	2.1%	1.8%	0.3	2.0%	1.5%	0.5
Total	34.4%	34.0%	0.4	34.1%	33.3%	0.8

In the third quarter, the moderate decline of the estimated total cigarette market of 0.6% mainly reflected an improving economy, and the favorable estimated impact of in-switching from other tobacco products. Excluding the net impact of distributor inventory movements, our cigarette shipment volume increased by 0.9%, driven by higher market share reflecting the strong performance of Marlboro, benefiting from its round price point in the vending channel and the new Architecture 2.0. The estimated total industry fine cut category of 2.4 billion cigarette equivalent units decreased by 3.4%. Our market share of the fine cut category decreased by 1.4 points to 11.5%.

For the nine months year-to-date, the estimated total cigarette market decreased by 0.3%. Excluding the net impact of distributor inventory movements, our cigarette shipment volume increased by 2.1%, driven by the same dynamics as those for the quarter. The estimated total industry fine cut category of 7.0 billion cigarette equivalent units decreased by 2.6%. Our market share of the fine cut category decreased by 1.5 points to 12.1%.

Eastern Europe, Middle East & Africa:

Eastern Europe, Middle East & Africa	For the Nine Months Ended September 30,
(in millions)	2016	2015	Variance	%
Net revenues	$13,650	$13,908	$(258)	(1.9)%
Excise taxes on products	8,448	8,261	187	2.3%
Net revenues, excluding excise taxes on products	5,202	5,647	(445)	(7.9)%
Operating companies income	2,389	2,721	(332)	(12.2)%

For the nine months ended September 30, 2016, net revenues, which include excise taxes billed to customers, decreased by $258 million. Excluding excise taxes, net revenues decreased by $445 million due to:

•	unfavorable currency ($515 million) and

•	unfavorable volume/mix ($332 million), partly offset by

•	price increases ($402 million).

Operating companies income decreased by $332 million during the nine months ended September 30, 2016. This decrease was due primarily to:

•	unfavorable currency ($449 million) and

•	unfavorable volume/mix ($317 million), partially offset by

•	price increases ($402 million),

•	higher equity income in unconsolidated subsidiaries ($13 million) and

•	lower manufacturing costs ($11 million).

Eastern Europe, Middle East & Africa	For the Three Months Ended September 30,
(in millions)	2016	2015	Variance	%
Net revenues	$5,122	$5,107	$15	0.3%
Excise taxes on products	3,186	3,091	95	3.1%
Net revenues, excluding excise taxes on products	1,936	2,016	(80)	(4.0)%
Operating companies income	962	1,002	(40)	(4.0)%

For the three months ended September 30, 2016, net revenues increased by $15 million. Excluding excise taxes, net revenues decreased by $80 million due to:

•	unfavorable currency ($141 million) and

•	unfavorable volume/mix ($119 million), partly offset by

•	price increases ($180 million).

Operating companies income decreased by $40 million during the three months ended September 30, 2016. This decrease was due to:

•	unfavorable currency ($127 million),

•	unfavorable volume/mix ($105 million) and

•	higher manufacturing costs ($36 million), partly offset by

•	price increases ($180 million),

•	lower marketing, administration and research costs ($31 million) and

•	higher equity income in unconsolidated subsidiaries ($17 million).

Eastern Europe, Middle East & Africa - PMI Cigarette Shipment Volume

In the third quarter, our cigarette shipment volume decreased by 5.4% to 72.2 billion units, mainly due to North Africa and Russia, partly offset by Ukraine. Our cigarette shipment volume of Marlboro decreased by 6.5% to 20.1 billion units, principally due to Algeria. Our cigarette shipment volume of Parliament increased by 0.3% to 9.3 billion units, primarily driven by Saudi Arabia and Ukraine, partly offset by Russia. Our cigarette shipment volume of L&M decreased by 1.3% to 13.5 billion units, mainly due to Egypt, Russia and Turkey, partly offset by Algeria, Kazakhstan and Ukraine.

For the nine months year-to-date, our cigarette shipment volume decreased by 3.1% to 203.6 billion units, mainly due to North Africa and Russia, partially offset by Turkey and Ukraine. Our cigarette shipment volume of Marlboro decreased by 8.8% to 55.0 billion units, principally due to North Africa, partly offset by Saudi Arabia and Turkey. Our cigarette shipment volume of Parliament increased by 1.6% to 25.5 billion units, driven by Saudi Arabia, Turkey and Ukraine, partly offset by Russia. Our cigarette shipment volume of L&M increased by 3.3% to 39.5 billion units, driven notably by Kazakhstan, North Africa and Ukraine, partly offset by Russia, Saudi Arabia and Turkey.

Eastern Europe, Middle East & Africa - Key Market Commentaries

In North Africa (defined as Algeria, Egypt, Libya, Morocco and Tunisia), estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	North Africa Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2016	2015	% / p.p.	2016	2015	% / p.p.
Total Cigarette Market (billion units)	36.5	33.1	10.4%	105.0	101.0	3.9%

PMI Shipments (million units)	8,480	9,928	(14.6)%	25,893	27,936	(7.3)%

PMI Cigarette Market Share
Marlboro	10.3%	14.1%	(3.8)	8.2%	14.2%	(6.0)
L&M	11.7%	13.6%	(1.9)	12.6%	11.5%	1.1
Others	2.6%	2.9%	(0.3)	2.9%	2.2%	0.7
Total	24.6%	30.6%	(6.0)	23.7%	27.9%	(4.2)

In the third quarter, the estimated total cigarette market increased by 10.4%, principally driven by Egypt, mainly reflecting the favorable impact of estimated net inventory movements by our principal competitor, partly offset by Algeria, mainly due to challenging macro-economic conditions and geopolitical instability. Excluding the impact of the inventory movements in Egypt, the estimated total cigarette market increased by 5.5%. The decrease in our cigarette shipment volume reflected lower market share, mainly due to: Marlboro in Algeria, principally reflecting the impact of excise tax-driven price increases, as well as lower-than-anticipated acceptance of the 2.0 Architecture for Marlboro Round Taste; and L&M in Egypt.

For the nine months year-to-date, the estimated total cigarette market increased by 3.9%, principally driven by Egypt, partly offset by Algeria. The decrease in our cigarette shipment volume, down by 12.2% excluding the net impact of distributor inventory movements, reflected lower market share, mainly due to Marlboro in Algeria; partly offset by L&M in Algeria and Merit in Egypt.

In Russia, estimated industry size, our cigarette shipment volume and August quarter-to-date and year-to-date market share performance, as measured by Nielsen, are shown in the table below.

	Russia Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2016	2015	% / p.p.	2016	2015	% / p.p.
Total Cigarette Market (billion units)	76.4	81.1	(5.7)%	208.9	219.9	(5.0)%

PMI Shipments (million units)	20,762	23,742	(12.6)%	59,108	65,826	(10.2)%

PMI Cigarette Market Share
Marlboro	1.3%	1.4%	(0.1)	1.4%	1.4%	—
Parliament	3.8%	3.8%	—	3.9%	3.8%	0.1
Bond Street	8.2%	8.7%	(0.5)	8.1%	8.3%	(0.2)
Others	13.6%	15.1%	(1.5)	13.8%	14.7%	(0.9)
Total	26.9%	29.0%	(2.1)	27.2%	28.2%	(1.0)

In the third quarter, the estimated total cigarette market decreased by 5.7%, mainly due to the impact of excise tax-driven price increases. The decrease in our cigarette shipment volume mainly reflected the lower total market, and lower cigarette market share due to Bond Street, a decline in "Others" of mid-price L&M and Chesterfield and super-low Optima, reflecting the timing of retail price increases compared to competition.

For the nine months year-to-date, the estimated total cigarette market decreased by 5.0%, reflecting the same dynamic as for the quarter. The decrease in our cigarette shipment volume mainly reflected the lower total market, and lower cigarette market share due to the same factors as those for the quarter, partly offset by super-low Next/Dubliss in "Others."

In Turkey, estimated industry size, our cigarette shipment volume and August quarter-to-date and year-to-date market share performance, as measured by Nielsen, are shown in the table below.

	Turkey Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2016	2015	% / p.p.	2016	2015	% / p.p.
Total Cigarette Market (billion units)	29.3	29.3	0.1%	79.4	75.0	6.0%

PMI Shipments (million units)	14,041	14,150	(0.8)%	37,550	35,433	6.0%

PMI Cigarette Market Share
Marlboro	10.4%	9.8%	0.6	10.2%	9.3%	0.9
Parliament	11.7%	11.9%	(0.2)	11.6%	11.7%	(0.1)
Lark	7.3%	7.7%	(0.4)	7.5%	7.5%	—
Others	15.1%	14.7%	0.4	14.9%	15.0%	(0.1)
Total	44.5%	44.1%	0.4	44.2%	43.5%	0.7

In the third quarter, the estimated total cigarette market was essentially flat, mainly reflecting a lower prevalence of illicit trade. The increase in our market share was led by Marlboro, primarily reflecting the growth of its slimmer Touch variant, and Chesterfield, partly offset by L&M in "Others."

For the nine months year-to-date, the estimated total cigarette market increased by 6.0%, primarily reflecting a lower prevalence of illicit trade. The increase in our cigarette shipment volume was mainly driven by the higher total market and higher market share, reflecting the same dynamics as for the quarter.

In Ukraine, estimated industry size, our cigarette shipment volume and August quarter-to-date and year-to-date market share performance, as measured by Nielsen, are shown in the table below.

	Ukraine Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2016	2015	% / p.p.	2016	2015	% / p.p.
Total Cigarette Market (billion units)	18.9	18.8	0.8%	55.6	52.4	6.1%

PMI Shipments (million units)	5,624	4,704	19.6%	17,222	14,382	19.7%

PMI Cigarette Market Share
Marlboro	3.2%	3.5%	(0.3)	3.2%	4.1%	(0.9)
Parliament	3.1%	2.8%	0.3	2.9%	2.9%	—
Bond Street	10.3%	8.4%	1.9	10.4%	8.1%	2.3
Others	13.5%	14.7%	(1.2)	14.0%	15.7%	(1.7)
Total	30.1%	29.4%	0.7	30.5%	30.8%	(0.3)

In the third quarter, the estimated total cigarette market increased by 0.8%. Excluding the net impact of estimated trade inventory movements in 2015, the total market decreased by 1.6%, principally driven by the impact of price increases in 2016. The increase in our cigarette shipment volume mainly reflected the increase in our market share, driven by low price Bond Street and L&M in

"Others," partly offset by Marlboro, reflecting the impact of widened price gaps, and mid-price Chesterfield and super-low President in "Others," mainly resulting from competitive price pressure in the low price segment.

For the nine months year-to-date, the estimated total cigarette market increased by 6.1%, mainly driven by a lower prevalence of illicit trade. The increase in our cigarette shipment volume reflected the higher total cigarette market. The decrease in our market share was primarily due to Marlboro, reflecting the impact of widened price gaps, and mid-price Chesterfield and super-low President in "Others," mainly resulting from competitive price pressure in the low price segment, partly offset by Bond Street and L&M.

Asia:

Asia	For the Nine Months Ended September 30,
(in millions)	2016	2015	Variance	%
Net revenues	$15,014	$14,683	$331	2.3%
Excise taxes on products	8,777	8,399	378	4.5%
Net revenues, excluding excise taxes on products	6,237	6,284	(47)	(0.7)%
Operating companies income	2,288	2,421	(133)	(5.5)%

For the nine months ended September 30, 2016, net revenues, which include excise taxes billed to customers, increased by $331 million. Excluding excise taxes, net revenues decreased by $47 million due to:

•	unfavorable currency ($126 million) and

•	unfavorable volume/mix ($78 million), partly offset by

•	price increases ($157 million).

Operating companies income decreased by $133 million during the nine months ended September 30, 2016. This decrease was due primarily to:

•	unfavorable volume/mix ($238 million),

•	higher marketing, administration and research costs ($54 million) and

•	unfavorable currency ($11 million), partly offset by

•	price increases ($157 million) and

•	lower manufacturing costs ($14 million).

Asia	For the Three Months Ended September 30,
(in millions)	2016	2015	Variance	%
Net revenues	$5,113	$4,880	$233	4.8%
Excise taxes on products	2,977	2,896	81	2.8%
Net revenues, excluding excise taxes on products	2,136	1,984	152	7.7%
Operating companies income	761	690	71	10.3%
For the three months ended September 30, 2016, net revenues increased by $233 million. Excluding excise taxes, net revenues increased by $152 million due primarily to:

•	price increases ($95 million) and

•	favorable currency ($59 million).

Operating companies income increased by $71 million during the three months ended September 30, 2016. This increase was due primarily to:

•	price increases ($95 million) and

•	favorable currency ($57 million), partly offset by

•	unfavorable volume/mix ($35 million),

•	higher marketing, administration and research costs ($27 million, primarily related to commercialization of our RRPs), and

•	higher manufacturing costs ($17 million).

Asia - PMI Cigarette Shipment Volume

In the third quarter, our cigarette shipment volume decreased by 9.0% to 61.7 billion units, mainly due to: Indonesia, reflecting the reversal of estimated trade inventory movements in the second quarter of 2016 related to the timing of Ramadan; Pakistan, reflecting a lower total estimated cigarette market resulting from excise tax-driven price increases and the growth of illicit trade; the Philippines, reflecting a lower total estimated cigarette market resulting from excise-tax driven price increases; and Thailand, primarily reflecting the impact of excise tax-driven price increases in the first quarter of 2016, as well as lower market share. Cigarette shipment volume of Marlboro increased by 3.4% to 19.0 billion units, predominantly driven by the Philippines, partly offset by Indonesia and Vietnam. Cigarette shipment volume of Parliament decreased by 1.3% to 2.5 billion units, due mainly to Japan, partly offset by Korea. Cigarette shipment volume of Lark decreased by 1.0% to 4.3 billion units, due to Japan.

For the nine months year-to-date, our cigarette shipment volume decreased by 8.0% to 196.2 billion units, mainly due to: Indonesia, reflecting a lower total estimated cigarette market, resulting from the impact of excise-tax driven price increases, and lower market share, reflecting the soft performance of our machine-made kretek portfolio due to competitors' discounted product offerings; Japan, mainly reflecting the continued underlying cigarette consumption decline and the growth of the Reduced-Risk Products category; Pakistan, the Philippines and Thailand, reflecting the same dynamics as for the quarter; partly offset by Korea, reflecting a normalization of the total estimated cigarette market following the disruptive excise tax increase in January 2015. Cigarette shipment volume of Marlboro increased by 3.8% to 57.3 billion units, mainly driven by Korea and the Philippines, partly offset by Japan and Vietnam. Cigarette shipment volume of Parliament increased by 9.3% to 7.5 billion units, driven by Korea. Cigarette shipment volume of Lark decreased by 7.7% to 13.4 billion units, principally due to Japan.

Asia - Key Market Commentaries
In Indonesia, estimated industry size, our cigarette shipment volume, market share and segmentation performance are shown in the tables below.

	Indonesia Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2016	2015	% / p.p.	2016	2015	% / p.p.
Total Cigarette Market (billion units)	72.3	75.5	(4.3)%	229.7	232.5	(1.2)%

PMI Shipments (million units)	25,084	26,552	(5.5)%	78,792	81,895	(3.8)%

PMI Cigarette Market Share
Sampoerna A	14.4%	14.9%	(0.5)	14.4%	15.0%	(0.6)
Dji Sam Soe	6.6%	7.2%	(0.6)	6.6%	7.1%	(0.5)
U Mild	4.3%	4.7%	(0.4)	4.3%	4.9%	(0.6)
Others	9.4%	8.3%	1.1	9.0%	8.2%	0.8
Total	34.7%	35.1%	(0.4)	34.3%	35.2%	(0.9)

	Indonesia Segmentation Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2016	2015	p.p.	2016	2015	p.p.
Segment % of Total Market
Hand-Rolled Kretek (SKT)	17.2%	18.4%	(1.2)	17.8%	18.8%	(1.0)
Machine-Made Kretek (SKM)	76.7%	75.2%	1.5	76.0%	74.9%	1.1
Whites (SPM)	6.1%	6.4%	(0.3)	6.2%	6.3%	(0.1)
Total	100.0%	100.0%	—	100.0%	100.0%	—

PMI % Share of Segment
Hand-Rolled Kretek (SKT)	38.6%	40.3%	(1.7)	38.9%	38.7%	0.2
Machine-Made Kretek (SKM)	30.2%	30.0%	0.2	29.4%	30.5%	(1.1)
Whites (SPM)	79.7%	80.7%	(1.0)	80.7%	80.9%	(0.2)

In the third quarter, the estimated total cigarette market decreased by 4.3%, reflecting the reversal of estimated trade inventory movements in the second quarter of 2016 related to the timing of Ramadan. Excluding the impact of these inventory movements, the estimated total cigarette market increased by 1.9%. The decrease in our cigarette shipments was mainly due to a lower total market, and lower market share mainly reflecting the soft performance of our SKT portfolio, in line with industry trends.

For the nine months year-to-date, the estimated total cigarette market decreased by 1.2%, mainly reflecting a soft economic environment and the impact of excise tax-driven price increases. The decrease in our cigarette shipments was mainly due to a lower total market, and lower market share, mainly reflecting the soft performance of: our SKM portfolio, due to competitors' discounted product offerings; and our SKT portfolio, in line with industry trends.

In Japan, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Japan Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2016	2015	% / p.p.	2016	2015	% / p.p.
Total Cigarette Market (billion units)	44.5	47.2	(5.8)%	130.8	135.8	(3.7)%

PMI Shipments (million units)	10,691	10,796	(1.0)%	33,284	36,194	(8.0)%

PMI Cigarette Market Share
Marlboro	11.1%	11.3%	(0.2)	11.0%	11.4%	(0.4)
Parliament	2.4%	2.3%	0.1	2.4%	2.3%	0.1
Lark	10.0%	10.0%	—	9.9%	10.0%	(0.1)
Others	1.7%	1.7%	—	1.7%	1.7%	—
Total	25.2%	25.3%	(0.1)	25.0%	25.4%	(0.4)

In the third quarter, the estimated total cigarette market decreased by 5.8%, mainly reflecting the continued underlying cigarette consumption decline, the growth of Reduced-Risk Products, and the impact of the April price increases of certain brands of our key competitor. Excluding the net impact of distributor inventory movements, our cigarette shipment volume decreased by 6.8%, mainly reflecting the lower cigarette market. The decline of our cigarette market share partly reflected the cannibalization by Marlboro Heatsticks.

In the third quarter, the estimated national market share of Marlboro HeatSticks was 3.5%, bringing our total combined national market share to 27.9%, up by 2.5 points. We calculate national market share for HeatSticks in Japan as the total sales volume for HeatSticks as a percentage of the total estimated sales volume for cigarettes and HeatSticks.

For the nine months year-to-date, the estimated total cigarette market decreased by 3.7%, reflecting the same dynamics as for the quarter. Excluding the net impact of distributor inventory movements, our cigarette shipment volume decreased by 5.1%. The decline was mainly due to a lower total cigarette market and lower cigarette market share, reflecting the impact of competitors' retail pricing, competitors' differentiated menthol taste product offerings and cannibalization by Marlboro Heatsticks.

For the nine months year-to-date, the estimated national market share of Marlboro HeatSticks was 2.2%, bringing our total combined national market share to 26.7%, up by 1.2 points.

In Korea, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Korea Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2016	2015	% / p.p.	2016	2015	% / p.p.
Total Cigarette Market (billion units)	19.8	19.8	0.2%	55.6	49.4	12.6%

PMI Shipments (million units)	4,109	4,163	(1.3)%	11,553	10,352	11.6%

PMI Cigarette Market Share
Marlboro	9.7%	9.6%	0.1	9.5%	9.6%	(0.1)
Parliament	7.5%	7.0%	0.5	7.6%	7.1%	0.5
Virginia S.	3.1%	3.7%	(0.6)	3.2%	3.8%	(0.6)
Others	0.5%	0.7%	(0.2)	0.5%	0.6%	(0.1)
Total	20.8%	21.0%	(0.2)	20.8%	21.1%	(0.3)

In the third quarter, the estimated total cigarette market increased by 0.2%. Excluding the net impact of estimated trade inventory movements, the total market increased by 1.2%, reflecting the normalization of the market following the disruptive excise tax increase of 120% in January 2015. The decline in our cigarette shipment volume was due to lower market share, reflecting the impact of new brand launches by our principal competitor. The decline in market share of Virginia S. reflected the continued morphing of Virginia Super Slims into Parliament Super Slims that began in January 2016.

For the nine months year-to-date, the growth of the estimated total cigarette market reflected the normalization of the market following the disruptive excise tax increase of 120% in January 2015. The growth in our cigarette shipment volume reflected the higher estimated total market, partly offset by a decline of market share, reflecting the same dynamic as for the quarter.

In the Philippines, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Philippines Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2016	2015	% / p.p.	2016	2015	% / p.p.
Total Cigarette Market (billion units)	20.2	23.3	(13.2)%	60.1	68.2	(11.8)%

PMI Shipments (million units)	14,277	17,192	(17.0)%	43,558	49,821	(12.6)%

PMI Cigarette Market Share
Marlboro	28.5%	18.8%	9.7	27.9%	18.7%	9.2
Fortune	23.4%	30.9%	(7.5)	24.3%	29.5%	(5.2)
Jackpot	7.5%	12.2%	(4.7)	8.3%	13.0%	(4.7)
Others	11.3%	12.0%	(0.7)	11.9%	11.9%	—
Total	70.7%	73.9%	(3.2)	72.4%	73.1%	(0.7)

In the third quarter, the estimated total cigarette market decreased by 13.2%, mainly due to the impact of price increases, notably in the fourth quarter of 2015 ahead of the January 2016 excise tax increase. The decline in our cigarette shipment volume reflected the impact of these price increases, particularly on our low and super-low price brands, Fortune and Jackpot, partly offset by an increase in market share of Marlboro, benefiting from its narrowed price gap with lower-priced brands as a result of the excise tax increase.

For the nine months year-to-date, the estimated total cigarette market decreased by 11.8%, reflecting the same factors as those described for the quarter. The decline in our cigarette shipment volume and market share reflected the same dynamics as for the quarter.

Latin America & Canada:

Latin America & Canada	For the Nine Months Ended September 30,
(in millions)	2016	2015	Variance	%
Net revenues	$6,436	$7,030	$(594)	(8.4)%
Excise taxes on products	4,379	4,693	(314)	(6.7)%
Net revenues, excluding excise taxes on products	2,057	2,337	(280)	(12.0)%
Operating companies income	677	849	(172)	(20.3)%

For the nine months ended September 30, 2016, net revenues, which include excise taxes billed to customers, decreased by $594 million. Excluding excise taxes, net revenues decreased by $280 million due to:

•	unfavorable currency ($427 million) and

•	unfavorable volume/mix ($78 million), partly offset by

•	price increases ($225 million).

Operating companies income decreased by $172 million during the nine months ended September 30, 2016. This decrease was due to:

•	unfavorable currency ($220 million),

•	unfavorable volume/mix ($66 million),

•	higher marketing, administration and research costs ($64 million) and

•	higher manufacturing costs ($47 million), partly offset by

•	price increases ($225 million).

Latin America & Canada	For the Three Months Ended September 30,
(in millions)	2016	2015	Variance	%
Net revenues	$2,313	$2,417	$(104)	(4.3)%
Excise taxes on products	1,603	1,613	(10)	(0.6)%
Net revenues, excluding excise taxes on products	710	804	(94)	(11.7)%
Operating companies income	224	294	(70)	(23.8)%

For the three months ended September 30, 2016, net revenues decreased by $104 million. Excluding excise taxes, net revenues decreased by $94 million due to:

•	unfavorable currency ($108 million) and

•	unfavorable volume/mix ($58 million), partly offset by

•	price increases ($72 million).

Operating companies income decreased by $70 million during the three months ended September 30, 2016 due to:

•	unfavorable currency ($53 million),

•	unfavorable volume/mix ($50 million),

•	higher marketing, administration and research costs ($20 million) and

•	higher manufacturing costs ($19 million), partly offset by

•	price increases ($72 million).

Latin America & Canada - PMI Cigarette Shipment Volume and Market Share

In the third quarter, our cigarette shipment volume decreased by 8.0% to 21.2 billion units, predominantly due to Argentina, Brazil and Ecuador, all reflecting the impact of tax-driven price increases in 2016. While cigarette shipment volume of Marlboro decreased by 6.2% to 8.3 billion units, its market share increased by 0.1 point to an estimated 15.4%, primarily driven by Brazil, up by 0.1 point to 9.8% and Colombia, up by 0.2 points to 9.3%, partly offset by Argentina, down by 1.7 points to 22.1%, and Mexico, down by 0.4 points to 48.5%. Cigarette shipment volume of Philip Morris decreased by 19.4% to 3.8 billion units, mainly due to Argentina, partly offset by Canada.

For the nine months year-to-date, our cigarette shipment volume decreased by 4.0% to 64.1 billion units, mainly due to Argentina, Brazil and Ecuador, reflecting the same dynamics as for the quarter, partly offset by Mexico, reflecting a higher total market. While cigarette shipment volume of Marlboro decreased by 1.2% to 25.6 billion units, its market share increased by 0.6 points to an estimated 15.5%, primarily driven by Brazil, up by 0.4 points to 10.0%, Colombia, up by 0.2 points to 9.2%, and Mexico, up by 1.0 point to 48.3%, partly offset by Argentina, down by 1.2 points to 23.0%. Cigarette shipment volume of Philip Morris decreased by 11.1% to 12.6 billion units, mainly due to Argentina, partly offset by Canada.

Latin America & Canada - Key Market Commentaries

In Argentina, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Argentina Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2016	2015	% / p.p.	2016	2015	% / p.p.
Total Cigarette Market (billion units)	8.5	9.9	(14.1)%	26.7	29.8	(10.5)%

PMI Shipments (million units)	6,418	7,648	(16.1)%	20,389	23,234	(12.2)%

PMI Cigarette Market Share
Marlboro	22.1%	23.8%	(1.7)	23.0%	24.2%	(1.2)
Parliament	1.9%	2.1%	(0.2)	1.9%	2.1%	(0.2)
Philip Morris	39.9%	44.5%	(4.6)	43.2%	44.6%	(1.4)
Others	11.6%	6.8%	4.8	8.4%	7.1%	1.3
Total	75.5%	77.2%	(1.7)	76.5%	78.0%	(1.5)

In the third quarter, the estimated total cigarette market decreased by 14.1%, mainly due to a soft economic environment and the impact of the May 2016 excise tax increase that drove a more than 50% increase in average industry retail prices. The decrease in our cigarette shipment volume was principally due to the lower total market. Our lower cigarette market share primarily reflected growth in competitors' super-low priced products benefiting from down-trading, partly offset by low-price Chesterfield in "Others." The capsule segment was up by 0.4 points to 16.9% of the total market; our share of the segment decreased by 1.4 points to 72.5%.

For the nine months year-to-date, the decline of the estimated total cigarette market, our cigarette shipment volume and market share reflected the same dynamics as for the quarter. The capsule segment was up by 1.5 points to 17.6% of the total market; our share of the segment increased by 0.3 points to 73.4%.

In Canada, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Canada Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2016	2015	% / p.p.	2016	2015	% / p.p.
Total Cigarette Market (billion units)	6.9	7.0	(1.4)%	19.4	19.7	(1.5)%

PMI Shipments (million units)	2,675	2,725	(1.8)%	7,466	7,424	0.6%

PMI Cigarette Market Share
Belmont	3.9%	3.6%	0.3	3.7%	3.3%	0.4
Canadian Classics	10.2%	10.8%	(0.6)	10.2%	10.5%	(0.3)
Next	11.5%	11.1%	0.4	11.3%	10.7%	0.6
Others	13.4%	13.7%	(0.3)	13.1%	13.2%	(0.1)
Total	39.0%	39.2%	(0.2)	38.3%	37.7%	0.6

In the third quarter, the estimated total cigarette market decreased by 1.4%, or by 2.0% excluding the net impact of estimated competitors' trade inventory movements. The decrease in our cigarette shipment volume was mainly due to: the lower estimated total market; and lower cigarette market share, unfavorably impacted by the inventory movements, due to Canadian Classics, and Accord and Number 7 in "Others," partly offset by the strong performance of premium Belmont, low-price Next, and super-low price Philip Morris in "Others" that benefited from down-trading.

For the nine months year-to-date, the estimated total cigarette market decreased by 1.5%. Excluding the impact of estimated competitors' trade inventory movements, the total market increased by 0.5%, mainly driven by improved consumer spending. The increase in our cigarette shipment volume was principally due to higher market share, largely reflecting the strong performance of premium Belmont, low-price Next, and super-low price Philip Morris in "Others" that benefited from down-trading.

In Mexico, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Mexico Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2016	2015	% / p.p.	2016	2015	% / p.p.
Total Cigarette Market (billion units)	8.8	8.5	3.4%	26.2	24.6	6.2%

PMI Shipments (million units)	6,055	5,980	1.3%	18,013	16,866	6.8%

PMI Cigarette Market Share
Marlboro	48.5%	48.9%	(0.4)	48.3%	47.3%	1.0
Delicados	9.6%	10.8%	(1.2)	9.9%	10.8%	(0.9)
Benson & Hedges	4.8%	4.6%	0.2	4.7%	4.6%	0.1
Others	5.9%	5.9%	—	5.9%	5.7%	0.2
Total	68.8%	70.2%	(1.4)	68.8%	68.4%	0.4

In the third quarter, the estimated total cigarette market increased by 3.4%, or by 0.8% excluding the net impact of estimated trade inventory movements, primarily reflecting improved market conditions and a lower prevalence of illicit trade. The increase in our cigarette shipment volume reflected the higher total cigarette market. Our cigarette market share, unfavorably distorted by the impact of estimated trade inventory movements mentioned above, was down by 1.4 points, mainly due to low-price Delicados. Our share of the premium segment, representing 56.6% of the total market, was up by 0.4 points to 93.2%.

For the nine months year-to-date, the estimated total cigarette market increased by 6.2%, or by 3.0% excluding the net impact of estimated trade inventory movements, reflecting the same factors as for the quarter. The increase in our cigarette shipment volume reflected the higher total market. Our cigarette market share, favorably distorted by the impact of estimated inventory movements, was up by 0.4 points, with growth of Marlboro and Benson & Hedges, reflecting the impact of new product launches, partly offset by low-price Delicados. Our share of the premium segment, representing 56.5% of the total market, increased by 1.1 points to 93.0%.

Financial Review
Net Cash Provided by Operating Activities
During the first nine months of 2016, net cash provided by operating activities of $5.9 billion decreased by $65 million compared with the first nine months of 2015. Excluding currency movements, net cash provided by operating activities was essentially flat as compared with the first nine months of 2015. Excluding these currency movements, net earnings growth and lower cash payments related to exit costs were offset by an increase in working capital requirements and 2016 installment payments of security into a court trust pertaining to the Létourneau and Blais cases (see Note 9. Contingencies for additional information).
Excluding currency, the unfavorable movements in working capital were due primarily to the following:

•	more cash used for accounts receivable, primarily due to the timing of sales and cash collections; and

•	more cash used for income taxes, primarily due to the timing of payments; partially offset by

•	more cash provided by lower other raw materials inventories.

Net Cash Used in Investing Activities
During the first nine months of 2016, net cash used in investing activities of $943 million increased by $555 million compared with the first nine months of 2015. This change was due principally to cash collateral movements, primarily from derivatives designated as net investment hedges, and higher capital expenditures.
Our capital expenditures were $734 million and $636 million during the nine months ended September 30, 2016 and 2015, respectively. The 2016 expenditures were primarily related to investments in RRPs, productivity-enhancing programs, and equipment for new products.

Net Cash Used in Financing Activities
During the first nine months of 2016, net cash used in financing activities of $3.6 billion decreased by $901 million compared with the first nine months of 2015. The change was due primarily to higher proceeds from long-term debt (primarily the $3.5 billion proceeds in the first nine months of 2016 from our debt issuances), partially offset by more cash used to repay long-term debt.
Dividends paid in the first nine months of 2016 and 2015 were $4.8 billion and $4.7 billion, respectively. The increase primarily reflects a higher dividend rate in 2016.

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

Credit Ratings – The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. On March 21, 2016, Standard & Poor's affirmed our long-term credit rating at "A" and short-term at "A-1," but revised our outlook to "Negative" from "Stable." On August 1, 2016, Fitch affirmed our long-term credit rating at "A" and short-term at "F1," as well as our "Negative" outlook. We do not expect the Standard & Poor's and Fitch negative outlooks to impact our borrowing costs. On August 10, 2016, Moody's affirmed our long-term credit rating at "A2" and short-term at "P-1," as well as our "Stable" outlook. At September 30, 2016, our credit ratings and outlook by major credit rating agencies were as follows:

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
At September 30, 2016, our committed credit facilities and commercial paper outstanding were as follows:

(in billions)
Type	Committed Credit Facilities	Commercial Paper
364-day revolving credit, expiring February 7, 2017	$2.0
Multi-year revolving credit, expiring February 28, 2021	2.5
Multi-year revolving credit, expiring October 1, 2020 (1)	3.5
Total facilities	$8.0
Commercial paper outstanding		$—

(1) On August 30, 2016, we entered into an agreement, effective October 1, 2016, to extend the term of our multi-year revolving credit facility, for an additional year covering the period October 1, 2020 to October 1, 2021 in the amount of $3.35 billion.

At September 30, 2016, there were no borrowings under the committed credit facilities, and the entire committed amounts were available for borrowing.
All banks participating in our committed credit facilities have an investment-grade long-term credit rating from the credit rating agencies. We continuously monitor the credit quality of our banking group, and at this time we are not aware of any potential non-performing credit provider.
Each of these facilities requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“consolidated EBITDA”) to consolidated interest expense of not less than 3.5 to 1.0 on a rolling four-quarter basis. At September 30, 2016, our ratio calculated in accordance with the agreements was 10.0 to 1.0. These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require us to post collateral. We expect to continue to meet our covenants. The terms “consolidated EBITDA” and “consolidated interest expense,” both of which include certain adjustments, are defined in the facility agreements previously filed with the U.S. Securities and Exchange Commission.
In addition to the committed credit facilities discussed above, certain of our subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $2.6 billion at September 30, 2016 and $2.9 billion at December 31, 2015, are for the sole use of our subsidiaries. Borrowings under these arrangements amounted to $710 million at September 30, 2016, and $825 million at December 31, 2015.
Commercial Paper Program – We have commercial paper programs in place in the U.S. and in Europe. Our commercial paper programs in place in the U.S. and in Europe currently have an aggregate issuance capacity of $8.0 billion.

At September 30, 2016 and December 31, 2015, we had no commercial paper outstanding.
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

PMI’s operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of September 30, 2016, and September 30, 2015 were $0.7 billion and $0.2 billion, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows.

For further details, see Note 17. Sale of Accounts Receivable to our condensed consolidated financial statements.

Debt – Our total debt was $30.1 billion at September 30, 2016 and $28.5 billion at December 31, 2015.

On February 21, 2014, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.
Our debt issuances in the first nine months of 2016 were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance		Maturity

U.S. dollar notes	(a)	$500	1.375%	February 2016		February 2019
U.S. dollar notes	(a)	$750	1.875%	February 2016		February 2021
U.S. dollar notes	(a)	$750	2.750%	February 2016		February 2026
U.S. dollar notes	(b)	$500	2.125%	May 2016		May 2023
U.S. dollar notes	(b)	$500	4.250%	May 2016	(d)	November 2044
EURO notes	(c)	€500 (approximately $578)	2.000%	May 2016		May 2036

(a) Interest on these notes is payable semi-annually in arrears beginning in August 2016.
(b) Interest on these notes is payable semi-annually in arrears beginning in November 2016.
(c) Interest on these notes is payable annually in arrears beginning in May 2017.
(d) These notes are a further issuance of the 4.25% notes issued by PMI in November 2014.
The net proceeds from the sale of the securities listed in the table above has been and will be used for general corporate purposes.
Guarantees – At September 30, 2016, we were contingently liable for $0.7 billion of guarantees of our own performance, which were primarily related to excise taxes on the shipment of our products. There is no liability in the condensed consolidated financial statements associated with these guarantees. At September 30, 2016, our third-party guarantees were insignificant.

Equity and Dividends

In May 2012, our stockholders approved the Philip Morris International Inc. 2012 Performance Incentive Plan (the “2012 Plan”). Under the 2012 Plan, we may grant to eligible employees restricted stock, restricted stock units and deferred stock units (collectively referred to as restricted share units), performance-based cash incentive awards and performance-based equity awards. Up to 30 million shares of our common stock may be issued under the 2012 Plan. At September 30, 2016, shares available for grant under the 2012 Plan were 21,180,030.

As discussed in Note 3. Stock Plans to our condensed consolidated financial statements, during the nine months ended September 30, 2016, we granted 1.2 million shares of restricted share units ("RSU") awards to eligible employees at a weighted-average grant date fair value of $89.03 per share. During the same period, we also granted 0.4 million shares of performance share units ("PSU") awards to certain executives.

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
Dividends paid in the first nine months of 2016 were $4.8 billion. During the third quarter of 2016, our Board of Directors approved a 2.0% increase in the quarterly dividend to $1.04 per common share. As a result, the present annualized dividend rate is $4.16 per common share.

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
Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volume in many of our markets, and we expect that such factors will continue to reduce consumption levels and will increase down-trading and the risk of counterfeiting, contraband, "illicit whites" and legal cross-border purchases. Significant regulatory developments will take place over the next few years in most of our markets, driven principally by the FCTC. The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation. The FCTC has led to increased efforts by tobacco control advocates and public health organizations to reduce the palatability and attractiveness of tobacco products to adult smokers. Regulatory initiatives that have been proposed, introduced or enacted include:

•	restrictions on or licensing of outlets permitted to sell cigarettes;

•	the levying of substantial and increasing tax and duty charges;

•	restrictions or bans on advertising, marketing and sponsorship;

•	the display of larger health warnings, graphic health warnings and other labeling requirements;

•	restrictions on packaging design, including the use of colors, and plain packaging;

•	restrictions on packaging and cigarette formats and dimensions;

•	restrictions or bans on the display of tobacco product packaging at the point of sale and restrictions or bans on cigarette vending machines;

•	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents;

•	disclosure, restrictions, or bans of tobacco product ingredients;

•	increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;

•	restrictions on the sale of novel tobacco or nicotine-containing products;

•	elimination of duty free sales and duty free allowances for travelers; and

•	encouraging litigation against tobacco companies.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity for each of the three months in the quarter ended September 30, 2016 was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2016 – July 31, 2016 (1)	—	$—	—	$—
August 1, 2016 – August 31, 2016 (1)	—	$—	—	$—
September 1, 2016 – September 30, 2016 (1)	—	$—	—	$—
Pursuant to Publicly Announced Plans or Programs	—	$—
July 1, 2016 – July 31, 2016 (3)	1,649	$100.42
August 1, 2016 – August 31, 2016 (3)	1,585	$99.62
September 1, 2016 – September 30, 2016 (3)	1,562	$99.27
For the Quarter Ended September 30, 2016	4,796	$99.78

(1)	Our authorized three-year share repurchase program of $18 billion expired in August 2015. During this reporting period, we did not have an authorized share repurchase program.

(2)	Aggregate number of shares repurchased under the above-mentioned share repurchase program as of the end of the period presented.

(3)	Shares repurchased represent shares tendered to us by employees who vested in restricted share unit awards and used shares to pay all, or a portion of, the related taxes.

Item 6.	Exhibits.

10.1
Extension Agreement, effective as of October 1, 2016, to the Credit Agreement, dated as of October 1, 2015, among Philip Morris International Inc., the lenders named therein, Citibank Europe PLC, UK Branch (formerly, Citibank International Limited), as Facility Agent, and Citibank, N.A., as Swingline Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 31, 2016).

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

October 25, 2016