Form 10-Q
period 2017-03-31
Philip Morris International Inc.
filed 2017-04-27
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Former name, former address and former fiscal year, if changed since last report
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer    ☑                        Accelerated filer            ☐
Non-accelerated filer    ☐  (Do not check if a smaller reporting company)    Smaller reporting company    ☐
Emerging growth company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At April 24, 2017, there were 1,553,143,195 shares outstanding of the registrant’s common stock, no par value per share.

PHILIP MORRIS INTERNATIONAL INC.

In this report, “PMI,” “we,” “us” and “our” refer to Philip Morris International Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$5,076	$4,239
Receivables (less allowances of $42 in 2017 and $42 in 2016)	3,090	3,499
Inventories:
Leaf tobacco	2,683	2,498
Other raw materials	1,531	1,569
Finished product	3,793	4,950
	8,007	9,017
Other current assets	711	853
Total current assets	16,884	17,608
Property, plant and equipment, at cost	12,862	12,360
Less: accumulated depreciation	6,598	6,296
	6,264	6,064
Goodwill (Note 4)	7,485	7,324
Other intangible assets, net (Note 4)	2,517	2,470
Investments in unconsolidated subsidiaries (Note 14)	1,079	1,011
Deferred income taxes	834	859
Other assets	1,564	1,515
TOTAL ASSETS	$36,627	$36,851

See notes to condensed consolidated financial statements.
Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share data)
(Unaudited)

	March 31, 2017	December 31, 2016
LIABILITIES
Short-term borrowings (Note 10)	$1,004	$643
Current portion of long-term debt (Note 10)	1,754	2,573
Accounts payable	1,746	1,666
Accrued liabilities:
Marketing and selling	576	575
Taxes, except income taxes	4,275	6,204
Employment costs	719	800
Dividends payable	1,622	1,621
Other	1,329	1,553
Income taxes	330	832
Total current liabilities	13,355	16,467
Long-term debt (Note 10)	28,588	25,851
Deferred income taxes	1,739	1,897
Employment costs	2,840	2,800
Other liabilities	662	736
Total liabilities	47,184	47,751
Contingencies (Note 8)
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2017 and 2016)	—	—
Additional paid-in capital	1,892	1,964
Earnings reinvested in the business	30,367	30,397
Accumulated other comprehensive losses	(9,265)	(9,559)
	22,994	22,802
Less: cost of repurchased stock (556,175,692 and 557,930,784 shares in 2017 and 2016, respectively)	35,386	35,490
Total PMI stockholders’ deficit	(12,392)	(12,688)
Noncontrolling interests	1,835	1,788
Total stockholders’ deficit	(10,557)	(10,900)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$36,627	$36,851

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Net revenues	$16,556	$16,788
Cost of sales	2,177	2,096
Excise taxes on products	10,492	10,705
Gross profit	3,887	3,987
Marketing, administration and research costs	1,469	1,496
Amortization of intangibles	22	18
Operating income	2,396	2,473
Interest expense, net	219	247
Earnings before income taxes	2,177	2,226
Provision for income taxes	541	630
Equity (income)/loss in unconsolidated subsidiaries, net	(22)	(9)
Net earnings	1,658	1,605
Net earnings attributable to noncontrolling interests	68	75
Net earnings attributable to PMI	$1,590	$1,530
Per share data (Note 6):
Basic earnings per share	$1.02	$0.98
Diluted earnings per share	$1.02	$0.98
Dividends declared	$1.04	$1.02

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Net earnings	$1,658	$1,605
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $156 in 2017 and $162 in 2016	303	538
Change in net loss and prior service cost:
Net losses and prior service costs, net of income taxes of $- in 2017 and $3 in 2016	—	(10)
Amortization of net losses, prior service costs and net transition costs, net of income taxes of ($9) in 2017 and ($8) in 2016	56	55
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $11 in 2017 and $17 in 2016	(75)	(62)
(Gains) losses transferred to earnings, net of income taxes of $2 in 2017 and ($1) in 2016	5	(7)
Total other comprehensive earnings	289	514
Total comprehensive earnings	1,947	2,119
Less comprehensive earnings attributable to:
Noncontrolling interests	63	101
Comprehensive earnings attributable to PMI	$1,884	$2,018

See notes to condensed consolidated financial statements

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Three Months Ended March 31, 2017 and 2016
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, January 1, 2016	$—	$1,929	$29,842	$(9,402)	$(35,613)	$1,768	$(11,476)
Net earnings			1,530			75	1,605
Other comprehensive earnings (losses), net of income taxes				488		26	514
Issuance of stock awards		(56)			115		59
Dividends declared ($1.02 per share)			(1,587)				(1,587)
Payments to noncontrolling interests						(12)	(12)
Other		1				2	3
Balances, March 31, 2016	$—	$1,874	$29,785	$(8,914)	$(35,498)	$1,859	$(10,894)
Balances, January 1, 2017	$—	$1,964	$30,397	$(9,559)	$(35,490)	$1,788	$(10,900)
Net earnings			1,590			68	1,658
Other comprehensive earnings (losses), net of income taxes				294		(5)	289
Issuance of stock awards		(71)			104		33
Dividends declared ($1.04 per share)			(1,620)				(1,620)
Payments to noncontrolling interests						(17)	(17)
Other		(1)				1	—
Balances, March 31, 2017	$—	$1,892	$30,367	$(9,265)	$(35,386)	$1,835	$(10,557)

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$1,658	$1,605

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	197	175
Deferred income tax provision	27	10
Asset impairment and exit costs, net of cash paid	(2)	(14)
Cash effects of changes:
Receivables, net	504	(175)
Inventories	1,243	49
Accounts payable	84	223
Income taxes	(510)	(485)
Accrued liabilities and other current assets	(2,207)	(922)
Pension plan contributions	(18)	(52)
Other	(133)	48
Net cash provided by operating activities	843	462

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(292)	(226)
Investments in unconsolidated subsidiaries	(5)	(7)
Other	(282)	(186)
Net cash used in investing activities	(579)	(419)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Short-term borrowing activity by original maturity:
Net issuances (repayments) - maturities of 90 days or less	$374	$(136)
Long-term debt proceeds	2,482	1,978
Long-term debt repaid	(814)	(827)
Dividends paid	(1,618)	(1,585)
Sale (purchase) of subsidiary shares to/(from) noncontrolling interests	—	6
Other	(83)	(29)
Net cash provided by (used in) financing activities	341	(593)
Effect of exchange rate changes on cash and cash equivalents	232	77

Cash and cash equivalents:
Increase (Decrease)	837	(473)
Balance at beginning of period	4,239	3,417
Balance at end of period	$5,076	$2,944

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

Basis of Presentation

The interim condensed consolidated financial statements of PMI are unaudited. These interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a consistent basis. It is the opinion of PMI’s management that all adjustments necessary for a fair statement of the interim results presented have been reflected therein. All such adjustments were of a normal recurring nature. Net revenues and net earnings attributable to PMI for any interim period are not necessarily indicative of results that may be expected for the entire year.
These statements should be read in conjunction with the audited consolidated financial statements and related notes, which appear in PMI’s Annual Report on Form 10-K for the year ended December 31, 2016.

Note 2. Stock Plans:

In May 2012, PMI’s shareholders approved the Philip Morris International Inc. 2012 Performance Incentive Plan (the “2012 Plan”). Under the 2012 Plan, PMI may grant to eligible employees restricted stock, restricted stock units and deferred stock units (collectively referred to as restricted share units), performance-based cash incentive awards and performance-based equity awards. Up to 30 million shares of PMI’s common stock may be issued under the 2012 Plan. At March 31, 2017, shares available for grant under the 2012 Plan were 19,191,050.

In 2008, PMI adopted the Philip Morris International Inc. 2008 Stock Compensation Plan for Non-Employee Directors (the “Non-Employee Directors Plan”). A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the Non-Employee Directors Plan. At March 31, 2017, shares available for grant under the plan were 677,539.

PMI’s accounting policy is to estimate the number of awards expected to be forfeited and adjust the expense when it is no longer probable that the employee will fulfill the service condition.

Restricted share unit (RSU) awards

During the three months ended March 31, 2017 and 2016, shares granted to eligible employees, the weighted-average grant date fair value per share and the recorded compensation expense related to RSU awards were as follows:

	Number of Shares Granted	Weighted-Average Grant Date Fair Value Per RSU Award Granted	Compensation Expense Related to RSU Awards (in millions)
2017	1,202,060	$98.47	$35
2016	1,212,050	$89.02	$41

As of March 31, 2017, PMI had $186 million of total unrecognized compensation cost related to non-vested RSU awards. The cost is recognized over the original restriction period of the awards, which is typically three years after the date of the award, or upon death, disability or reaching the age of 58.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the three months ended March 31, 2017, 1,938,610 shares of PMI RSU awards vested. The grant date fair value of all the vested shares was approximately $151 million. The total fair value of RSU awards that vested during the three months ended March 31, 2017 was approximately $198 million.

Performance share unit (PSU) awards

During the three months ended March 31, 2017 and 2016, PMI granted PSU awards to certain executives. The PSU awards require the achievement of certain performance factors, which are predetermined at the time of grant, over a three-year performance cycle. PMI’s performance metrics consist of PMI’s Total Shareholder Return (TSR) relative to a predetermined peer group, PMI’s currency-neutral compound annual adjusted operating companies income growth rate, excluding acquisitions, and PMI’s performance against specific measures of PMI’s innovation and transformation. The aggregate of the weighted performance factors for the three metrics determines the percentage of PSUs that will vest at the end of the three-year performance cycle. Each vested PSU entitles the participant to one share of common stock. An aggregate weighted PSU performance factor of 100 will result in the targeted number of PSUs being vested. The minimum percentage of PSUs that can vest is zero, with a maximum percentage of 200. At the end of the performance cycle, participants are entitled to an amount equivalent to the accumulated dividends paid on common stock during the performance cycle for the number of shares earned.

During the three months ended March 31, 2017 and 2016, shares granted to eligible employees, the grant date fair value per share and the recorded compensation expense related to PSU awards were as follows:

	Number of Shares Granted	Grant Date Fair Value Subject to TSR Performance Factor Per Share (a)	Grant Date Fair Value Subject to Other Performance Factors Per Share (b)	Compensation Expense Related to PSU Awards (in millions)
2017	393,460	$128.72	$98.29	$17
2016	428,400	$104.60	$89.02	$12

(a) The grant date fair value of the PSU market based awards subject to the TSR performance factor was determined by using the Monte Carlo simulation model.
(b) The grant date fair value of the PSU awards subject to the other performance factors was determined by using the average of the high and low market price of PMI’s stock at the date of grant.

As of March 31, 2017, PMI had $52 million of total unrecognized compensation cost related to non-vested PSU awards. The cost is recognized over the performance cycle of the awards, or upon death, disability or reaching the age of 58.
During the three months ended March 31, 2017, there were no PSU awards that vested.

Note 3. Benefit Plans:

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Pension Plans
Components of Net Periodic Benefit Cost
Net periodic pension cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
(in millions)	2017	2016	2017	2016
Service cost	$1	$1	$50	$50
Interest cost	3	4	23	31
Expected return on plan assets	(3)	(3)	(76)	(81)
Amortization:
Net loss	—	1	44	44
Prior service cost	2	1	1	1
Net periodic pension cost	$3	$4	$42	$45

Employer Contributions
PMI makes, and plans to make, contributions, to the extent that they are tax deductible and to meet specific funding requirements of its funded U.S. and non-U.S. plans. Employer contributions of $18 million were made to the pension plans during the three months ended March 31, 2017. Currently, PMI anticipates making additional contributions during the remainder of 2017 of approximately $50 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest and currency rates.

Note 4. Goodwill and Other Intangible Assets, net:
Goodwill and other intangible assets, net, by segment were as follows:

	Goodwill		Other Intangible Assets, net
(in millions)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
European Union	$1,278	$1,238	$473	$479
Eastern Europe, Middle East & Africa	388	372	199	200
Asia	3,626	3,596	1,079	1,074
Latin America & Canada	2,193	2,118	766	717
Total	$7,485	$7,324	$2,517	$2,470
Goodwill primarily reflects PMI’s acquisitions in Canada, Colombia, Greece, Indonesia, Mexico, Pakistan and Serbia, as well as the business combination in the Philippines. The movements in goodwill from December 31, 2016, were as follows:

(in millions)	European Union	Eastern Europe, Middle East & Africa	Asia	Latin America & Canada	Total
Balances, December 31, 2016	$1,238	$372	$3,596	$2,118	$7,324
Changes due to:
Currency	40	16	30	75	161
Balances, March 31, 2017	$1,278	$388	$3,626	$2,193	$7,485

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Additional details of other intangible assets were as follows:

	March 31, 2017		December 31, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$1,356		$1,455
Amortizable intangible assets	1,773	$612	1,598	$583
Total other intangible assets	$3,129	$612	$3,053	$583

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia in 2005 and Mexico in 2007. Amortizable intangible assets primarily consist of certain trademarks and distribution networks associated with business combinations. During the first quarter of 2017, PMI reclassified three trademarks with a gross carrying amount of $153 million from non-amortizable intangible assets to amortizable intangible assets. The gross carrying amount, the range of useful lives as well as the weighted-average remaining useful life of amortizable intangible assets at March 31, 2017, were as follows:

(dollars in millions)	Gross Carrying Amount	Initial Estimated Useful Lives	Weighted-Average Remaining Useful Life
Trademarks	$1,535	2 - 40 years	19 years
Distribution networks	150	5 - 30 years	10 years
Other (including farmer contracts and intellectual property rights)	88	4 - 17 years	9 years
	$1,773

Pre-tax amortization expense for intangible assets during the three months ended March 31, 2017 and 2016 was $22 million and $18 million, respectively. Amortization expense for each of the next five years is estimated to be $86 million or less, assuming no additional transactions occur that require the amortization of intangible assets.
The increase in the gross carrying amount of other intangible assets from December 31, 2016, was due to currency movements.

Note 5. Financial Instruments:
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
PMI uses deliverable and non-deliverable forward foreign exchange contracts, foreign currency swaps and foreign currency options, collectively referred to as foreign exchange contracts ("foreign exchange contracts"), and interest rate contracts to mitigate its exposure to changes in exchange and interest rates from third-party and intercompany actual and forecasted transactions. The primary currencies to which PMI is exposed include the Australian dollar, Euro, Indonesian rupiah, Japanese yen, Mexican peso, Russian ruble, Swiss franc and Turkish lira. At March 31, 2017, PMI had contracts with aggregate notional amounts of $31.0 billion of which $4.6 billion related to cash flow hedges, $11.1 billion related to hedges of net investments in foreign operations and $15.3 billion related to other derivatives that primarily offset currency exposures on intercompany financing.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The fair value of PMI’s foreign exchange contracts included in the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, were as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in millions)	Balance Sheet Classification	At March 31, 2017	At December 31, 2016	Balance Sheet Classification	At March 31, 2017	At December 31, 2016
Foreign exchange contracts designated as hedging instruments	Other current assets	$82	$207	Other accrued liabilities	$10	$66
	Other assets	291	436	Other liabilities	101	36
Foreign exchange contracts not designated as hedging instruments	Other current assets	106	161	Other accrued liabilities	96	61
	Other assets	1	9	Other liabilities	—	—
Total derivatives		$480	$813		$207	$163

For the three months ended March 31, 2017 and 2016, PMI's cash flow and net investment hedging instruments impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, millions)	For the Three Months Ended March 31,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings
	2017	2016		2017	2016
Derivatives in Cash Flow Hedging Relationship
Foreign exchange contracts	$(86)	$(79)
			Net revenues	$9	$5
			Cost of sales	—	14
			Marketing, administration and research costs	(9)	4
			Interest expense, net	(3)	(17)
Derivatives in Net Investment Hedging Relationship
Foreign exchange contracts	(249)	(197)
Total	$(335)	$(276)		$(3)	$6

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Cash Flow Hedges
PMI has entered into foreign exchange contracts to hedge the foreign currency exchange and interest rate risks related to certain forecasted transactions. The effective portion of gains and losses associated with qualifying cash flow hedge contracts is deferred as a component of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. During the three months ended March 31, 2017 and 2016, ineffectiveness related to cash flow hedges was not material. As of March 31, 2017, PMI has hedged forecasted transactions for periods not exceeding the next twenty-one months with the exception of one foreign exchange contract that expires in May 2024. The impact of these hedges is primarily included in operating cash flows on PMI’s condensed consolidated statements of cash flows.

Hedges of Net Investments in Foreign Operations
PMI designates certain foreign currency denominated debt and foreign exchange contracts as net investment hedges of its foreign operations. For the three months ended March 31, 2017 and 2016, these hedges of net investments resulted in losses, net of income taxes, of $294 million and $267 million, respectively. These losses were reported as a component of accumulated other comprehensive losses within currency translation adjustments. For the three months ended March 31, 2017 and 2016, ineffectiveness related to net investment hedges was not material. Other investing cash flows on PMI’s condensed consolidated statements of cash flows include the premiums paid for, and settlements of, net investment hedges.

Other Derivatives
PMI has entered into foreign exchange contracts to hedge the foreign currency exchange and interest rate risks related to intercompany loans between certain subsidiaries, and third-party loans. While effective as economic hedges, no hedge accounting is applied for these contracts; therefore, the unrealized gains (losses) relating to these contracts are reported in PMI’s condensed consolidated statements of earnings. For the three months ended March 31, 2017 and 2016, the gains (losses) from contracts for which PMI did not apply hedge accounting were $(39) million and $91 million, respectively. The gains (losses) from these contracts substantially offset the losses and gains generated by the underlying intercompany and third-party loans being hedged.

For the three months ended March 31, 2017 and 2016, the net impact of these contracts on the condensed consolidated statements of earnings was not material.

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses
Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

(in millions)	For the Three Months Ended March 31,
	2017	2016
Gain as of January 1,	$97	$59
Derivative (gains)/losses transferred to earnings	5	(7)
Change in fair value	(75)	(62)
Gain/(loss) as of March 31,	$27	$(10)
At March 31, 2017, PMI expects $9 million of derivative gains that are included in accumulated other comprehensive losses to be reclassified to the condensed consolidated statement of earnings within the next 12 months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.
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
Fair Value
See Note 11. Fair Value Measurements and Note 13. Balance Sheet Offsetting for additional discussion of derivative financial instruments.

Note 6. Earnings Per Share:
Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Three Months Ended March 31,
	2017	2016
Net earnings attributable to PMI	$1,590	$1,530
Less distributed and undistributed earnings attributable to share-based payment awards	3	5
Net earnings for basic and diluted EPS	$1,587	$1,525
Weighted-average shares for basic EPS	1,552	1,550
Plus contingently issuable performance stock units (PSUs)	1	—
Weighted-average shares for diluted EPS	1,553	1,550
Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and therefore are included in PMI’s earnings per share calculation pursuant to the two-class method.
For the 2017 and 2016 computations, there were no antidilutive stock awards.

Note 7. Segment Reporting:

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Segment data were as follows:

(in millions)	For the Three Months Ended March 31,
	2017	2016
Net revenues:
European Union	$5,889	$6,143
Eastern Europe, Middle East & Africa	3,695	3,997
Asia	4,838	4,689
Latin America & Canada	2,134	1,959
Net revenues	$16,556	$16,788
Earnings before income taxes:
Operating companies income:
European Union	$772	$906
Eastern Europe, Middle East & Africa	690	633
Asia	852	778
Latin America & Canada	177	229
Amortization of intangibles	(22)	(18)
General corporate expenses	(51)	(46)
Less:
Equity (income)/loss in unconsolidated subsidiaries, net	(22)	(9)
Operating income	2,396	2,473
Interest expense, net	(219)	(247)
Earnings before income taxes	$2,177	$2,226

Note 8. Contingencies:
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
The table below lists the number of tobacco-related cases pending against us and/or our subsidiaries or indemnitees as of April 25, 2017, April 22, 2016 and April 30, 2015:

Type of Case	Number of Cases Pending as of April 25, 2017	Number of Cases Pending as of April 22, 2016	Number of Cases Pending as of April 30, 2015
Individual Smoking and Health Cases	63	66	61
Smoking and Health Class Actions	11	11	11
Health Care Cost Recovery Actions	16	16	16
Lights Class Actions	—	—	—
Individual Lights Cases	1	3	2
Public Civil Actions	2	3	2
Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 459 Smoking and Health, Lights, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Thirteen cases have had decisions in favor of plaintiffs. Nine of these cases have subsequently reached final resolution in our favor and four remain on appeal.

The table below lists the verdict and significant post-trial developments in the four pending cases where a verdict was returned in favor of the plaintiff:

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
February 2004	Brazil/The Smoker Health Defense Association	Class Action
The Civil Court of São Paulo found defendants liable without hearing evidence. In April 2004, the court awarded “moral damages” of R$1,000 (approximately $318) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not assess actual damages, which were to be assessed in a second phase of the case. The size of the class was not defined in the ruling.

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
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Létourneau class on liability and awarded a total of CAD 131 million (approximately $97 million) in punitive damages, allocating CAD 46 million (approximately $34 million) to our subsidiary. The trial court ordered defendants to pay the full punitive damage award into a trust within 60 days. The court did not order the payment of compensatory damages.

In June 2015, our subsidiary commenced the appellate process with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make the payment into a trust. In August 2015, plaintiffs filed a motion for security with the Court of Appeal covering both the Létourneau case and the Blais case described below. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling CAD 226 million (approximately $167 million) to cover both the Létourneau and Blais cases. The hearing for the merits appeal took place in November 2016. (See below for further detail.)

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
May 27, 2015	Canada/Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais	Class Action
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Blais class on liability and found the class members’ compensatory damages totaled approximately CAD 15.5 billion (approximately $11.4 billion), including pre-judgment interest. The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion including pre-judgment interest (approximately $2.3 billion)). The trial court awarded CAD 90,000 (approximately $66,300) in punitive damages, allocating CAD 30,000 (approximately $22,100) to our subsidiary. The trial court ordered defendants to pay CAD 1 billion (approximately $737 million) of the compensatory damage award, CAD 200 million (approximately $147 million) of which is our subsidiary’s portion, into a trust within 60 days.

In June 2015, our subsidiary commenced the appellate process with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make the payment into a trust. In August 2015, plaintiffs filed a motion for security with the Court of Appeal. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling, together with the Létourneau case, CAD 226 million (approximately $167 million). The hearing for the merits appeal took place in November 2016. (See below for further detail.)

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
As of April 25, 2017, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•
63 cases brought by individual plaintiffs in Argentina (35), Brazil (14), Canada (2), Chile (5), Costa Rica (2), Italy (2), the Philippines (1), Russia (1) and Scotland (1), compared with 66 such cases on April 22, 2016, and 61 cases on April 30, 2015; and

•	11 cases brought on behalf of classes of individual plaintiffs in Brazil (2) and Canada (9), compared with 11 such cases on April 22, 2016 and 11 such cases on April 30, 2015.

In the first class action pending in Brazil, The Smoker Health Defense Association (ADESF) v. Souza Cruz, S.A. and Philip Morris Marketing, S.A., Nineteenth Lower Civil Court of the Central Courts of the Judiciary District of São Paulo, Brazil, filed July 25, 1995, our subsidiary and another member of the industry are defendants. The plaintiff, a consumer organization, is seeking damages for all addicted smokers and former smokers, and injunctive relief. In 2004, the trial court found defendants liable without hearing evidence and awarded “moral damages” of R$1,000 (approximately $318) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class was not estimated. Defendants appealed to the São Paulo Court of Appeals, which annulled the ruling in November 2008, finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In May 2011, the trial court dismissed the claim. In February 2015, the appellate court unanimously dismissed plaintiff's appeal. In September 2015, plaintiff appealed to the Superior Court of Justice. In February 2017, the Chief Justice of the Supreme Court of Justice denied plaintiff's appeal. In March 2017, plaintiff filed an en banc appeal to the Supreme Court of Justice. In addition, the defendants previously filed a constitutional appeal to the Federal Supreme Tribunal on the basis that plaintiff did not have standing to bring the lawsuit. Both appeals are still pending.

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

In the first class action pending in Canada, Cecilia Létourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, our subsidiary and other Canadian manufacturers (Imperial Tobacco Canada Ltd. and JTI-MacDonald Corp.) are defendants.  The plaintiff, an individual smoker, sought compensatory and punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005.  Trial began in March 2012 and concluded in December 2014. The trial court issued its judgment on May 27, 2015. The trial court found our subsidiary and two other Canadian manufacturers liable and awarded a total of CAD 131 million (approximately $97 million) in punitive damages, allocating CAD 46 million (approximately $34 million) to our subsidiary. The trial court found that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking. The trial court also found that defendants conspired to prevent consumers from learning the dangers of smoking. The trial court further held that these civil faults were a cause of the class members’ addiction. The trial court rejected other grounds of fault advanced by the class, holding that: (i) the evidence was insufficient to show that defendants marketed to youth, (ii) defendants’ advertising did not convey false information about the characteristics of cigarettes, and (iii) defendants did not commit a fault by using the descriptors light or mild for cigarettes with a lower tar delivery. The trial court estimated the size of the addiction class at 918,000 members but declined to award compensatory damages to the addiction class because the evidence did not establish the claims with sufficient accuracy. The trial court ordered defendants to pay the full punitive damage award into a trust within 60 days and found that a claims process to allocate the awarded damages to individual class members would be too expensive and difficult to administer. The trial court ordered a briefing on the proposed process for the distribution of sums remaining from the punitive damage award after payment of attorneys’ fees and legal costs. In June 2015, our subsidiary commenced the appellate process by filing its inscription of appeal of the trial court’s judgment with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust within 60 days notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make the payment into a trust within 60 days. In August 2015, plaintiffs filed a motion with the Court of Appeal seeking security in both the Létourneau case and the Blais case described below. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling CAD 226 million (approximately $167 million), in the form of cash into a court trust or letters of credit, in six equal consecutive quarterly installments of approximately CAD 37.6 million (approximately $27.7 million) beginning in December 2015 through March 2017. See the Blais description for further detail concerning the security order. The Court of Appeal heard oral arguments on the merits appeal in November 2016. Our subsidiary and PMI believe that the findings of liability and damages were incorrect and should ultimately be set aside on any one of many grounds, including the following: (i) holding that defendants violated Quebec law by failing to warn class members of the risks of smoking even after the court found that class members knew, or should have known, of the risks, (ii) finding that plaintiffs were not required to prove that defendants’ alleged misconduct caused injury to each class member in direct contravention of binding precedent, (iii) creating a factual presumption, without any evidence from class members or otherwise, that defendants’ alleged misconduct caused all smoking by all class members, (iv) holding that the addiction class members’ claims for punitive damages were not time-barred even though the case was filed more than three years after a prominent addiction warning appeared on all packages, and (v) awarding punitive damages to punish defendants without proper consideration as to whether punitive damages were necessary to deter future misconduct.

In the second class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, our subsidiary and other Canadian manufacturers (Imperial Tobacco Canada Ltd. and JTI-MacDonald Corp.) are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, sought compensatory and punitive damages for each member of the class who allegedly suffers from certain smoking-related diseases. The class was certified in 2005. Trial began in March 2012 and concluded in December 2014. The trial court issued its judgment on May 27, 2015. The trial court found our subsidiary and two other Canadian manufacturers liable and found that the class members’ compensatory damages totaled approximately CAD 15.5 billion, including pre-judgment interest (approximately $11.4 billion). The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion, including pre-judgment

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

interest (approximately $2.3 billion)). In addition, the trial court awarded CAD 90,000 (approximately $66,300) in punitive damages, allocating CAD 30,000 (approximately $22,100) to our subsidiary and found that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking. The trial court also found that defendants conspired to prevent consumers from learning the dangers of smoking. The trial court further held that these civil faults were a cause of the class members’ diseases. The trial court rejected other grounds of fault advanced by the class, holding that: (i) the evidence was insufficient to show that defendants marketed to youth, (ii) defendants’ advertising did not convey false information about the characteristics of cigarettes, and (iii) defendants did not commit a fault by using the descriptors light or mild for cigarettes with a lower tar delivery. The trial court estimated the disease class at 99,957 members. The trial court ordered defendants to pay CAD 1 billion (approximately $737 million) of the compensatory damage award into a trust within 60 days, CAD 200 million (approximately $147 million) of which is our subsidiary’s portion and ordered briefing on a proposed claims process for the distribution of damages to individual class members and for payment of attorneys’ fees and legal costs. In June 2015, our subsidiary commenced the appellate process by filing its inscription of appeal of the trial court’s judgment with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust within 60 days notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make an initial payment within 60 days. In August 2015, plaintiffs filed a motion with the Court of Appeal seeking an order that defendants place irrevocable letters of credit totaling CAD 5 billion (approximately $3.7 billion) into trust, to secure the judgments in both the Létourneau and Blais cases. Plaintiffs subsequently withdrew their motion for security against JTI-MacDonald Corp. and proceeded only against our subsidiary and Imperial Tobacco Canada Ltd. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling CAD 226 million (approximately $167 million) to cover both the Létourneau and Blais cases. Such security may take the form of cash into a court trust or letters of credit, in six equal consecutive quarterly installments of approximately CAD 37.6 million (approximately $27.7 million) beginning in December 2015 through March 2017. The Court of Appeal ordered Imperial Tobacco Canada Ltd. to furnish security totaling CAD 758 million (approximately $559 million) in seven equal consecutive quarterly installments of approximately CAD 108 million (approximately $80 million) beginning in December 2015 through June 2017. In March 2017, our subsidiary made its sixth and final quarterly installment of security for approximately CAD 37.6 million (approximately $27.7 million) into a court trust. This payment is included in other assets on the condensed consolidated balance sheets and in cash used in operating activities in the condensed consolidated statements of cash flows. The Court of Appeal ordered that the security is payable upon a final judgment of the Court of Appeal affirming the trial court’s judgment or upon further order of the Court of Appeal. The Court of Appeal heard oral arguments on the merits appeal in November 2016. Our subsidiary and PMI believe that the findings of liability and damages were incorrect and should ultimately be set aside on any one of many grounds, including the following: (i) holding that defendants violated Quebec law by failing to warn class members of the risks of smoking even after the court found that class members knew, or should have known, of the risks, (ii) finding that plaintiffs were not required to prove that defendants’ alleged misconduct caused injury to each class member in direct contravention of binding precedent, (iii) creating a factual presumption, without any evidence from class members or otherwise, that defendants’ alleged misconduct caused all smoking by all class members, (iv) relying on epidemiological evidence that did not meet recognized scientific standards, and (v) awarding punitive damages to punish defendants without proper consideration as to whether punitive damages were necessary to deter future misconduct.
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
As of April 25, 2017, there were 16 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Canada (10), Korea (1) and Nigeria (5), compared with 16 such cases on April 22, 2016 and 16 such cases on April 30, 2015.
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

As of April 25, 2017, there was 1 lights case brought by an individual plaintiff pending against our subsidiaries or indemnitees in Italy (1), compared with 3 such cases on April 22, 2016, and 2 such cases on April 30, 2015.

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

As of April 25, 2017, there were 2 public civil actions pending against our subsidiaries in Argentina (1) and Venezuela (1), compared with 3 such cases on April 22, 2016, and 2 such cases on April 30, 2015.

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

Other Litigation

The Department of Special Investigations of the government of Thailand ("DSI") conducted an investigation into alleged underpayment by our subsidiary, Philip Morris (Thailand) Limited ("PM Thailand"), of customs duties and excise taxes relating to imports from the Philippines covering the period 2003-2007. On January 18, 2016, the Public Prosecutor filed charges against our subsidiary and seven former and current employees in the Bangkok Criminal Court alleging that PM Thailand and the individual defendants jointly and with the intention to defraud the Thai government, under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with 272 import entries of cigarettes from the Philippines during the period of July 2003 to June 2006. The government is seeking a fine of approximately THB 80.8 billion (approximately $2.35 billion). The case is in the pre-trial evidentiary phase. Trial is scheduled to begin during the last quarter of 2017. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies.

The DSI also conducted an investigation into alleged underpayment by PM Thailand of customs duties and excise taxes relating to imports from Indonesia covering the period 2000-2003. On January 26, 2017, the Public Prosecutor filed charges against PM Thailand and its former Thai employee in the Bangkok Criminal Court alleging that PM Thailand and its former employee jointly and with the intention to defraud the Thai government under-declared import prices of cigarettes to avoid full payment of taxes

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

and duties in connection with 780 import entries during the period from January 2002 to July 2003. The government is seeking a fine of approximately THB 19.8 billion (approximately $575 million). The case is in pre-trial proceedings and has not yet been set for trial. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law, and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and a Thai court.

The South Korean Board of Audit and Inspection (“BAI”) conducted an audit of certain Korean government agencies and the tobacco industry into whether inventory movements ahead of the January 1, 2015 increase of cigarette-related taxes by tobacco companies, including Philip Morris Korea Inc. ("PM Korea"), our South Korean affiliate, were in compliance with South Korean tax laws.  In November 2016, the tax authorities completed their audit and assessed allegedly underpaid taxes and penalties.  In order to avoid nonpayment financial costs, PM Korea paid approximately KRW 272 billion (approximately $240 million), of which KRW 100 billion (approximately $88 million) was paid in 2016 and KRW 172 billion (approximately $152 million) was paid in 2017.  These amounts are included in other assets in the condensed consolidated balance sheets and in cash used in operating activities in the condensed consolidated statements of cash flows.  PM Korea is appealing the assessments. The tax authorities have also referred the matter to the Public Prosecutor, who will further investigate and decide whether to file criminal charges against PM Korea and/or other alleged co-offenders. If the Public Prosecutor decides to prosecute, it may seek up to three times the underpaid tax for company criminal penalties and up to five times the underpaid tax for individual criminal penalties. PM Korea believes that it has paid cigarette-related taxes in compliance with the South Korean tax laws. In addition, the South Korean Ministry of Strategy and Finance (“MOSF”) filed a criminal complaint with the Public Prosecutor against PM Korea and its managing director. In its criminal complaint, the MOSF alleged that PM Korea exceeded the monthly product withdrawal limits that the MOSF had set in its notice. The Public Prosecutor will investigate the MOSF’s criminal complaint and decide whether to prosecute.  PM Korea disagrees with the MOSF’s allegations.

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

Note 9. Income Taxes:
Income tax provisions for jurisdictions outside the United States of America, as well as state and local income tax provisions, were determined on a separate company basis, and the related assets and liabilities were recorded in PMI’s condensed consolidated balance sheets.

PMI’s effective tax rates for the three months ended March 31, 2017 and 2016 were 24.9% and 28.3%, respectively. PMI estimates that its full-year 2017 effective tax rate will be approximately 28%. The effective tax rate for the three months ended March 31, 2017, was favorably impacted by the tax benefit of a legal entity restructuring ($61 million). Excluding the effect of the legal entity restructuring, the change in the effective tax rate for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was primarily due to earnings mix by taxing jurisdiction and repatriation cost differences.
The effective tax rates are based on PMI’s full-year earnings mix projections by taxing jurisdiction and cash repatriation plans. Changes in currency exchange rates, earnings mix by taxing jurisdiction, or cash repatriation plans could have an impact on the effective tax rates, which PMI monitors each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.
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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 10. Indebtedness:
Short-term Borrowings:
At March 31, 2017 and December 31, 2016, PMI’s short-term borrowings, consisting of bank loans to certain PMI subsidiaries, had a carrying value of $1,004 million and $643 million, respectively. The fair value of PMI’s short-term borrowings, based on current market interest rates, approximates carrying value.

Long-term Debt:
At March 31, 2017 and December 31, 2016, PMI’s long-term debt consisted of the following:

(in millions)	March 31, 2017	December 31, 2016
U.S. dollar notes, 1.125% to 6.375% (average interest rate 3.520%), due through 2044	$21,796	$19,857
Foreign currency obligations:
Euro notes, 1.750% to 3.125% (average interest rate 2.402%), due through 2036	7,032	6,828
Swiss franc notes, 0.750% to 2.000% (average interest rate 1.269%), due through 2024	1,354	1,312
Other (average interest rate 3.586%), due through 2024	160	427
	30,342	28,424
Less current portion of long-term debt	1,754	2,573
	$28,588	$25,851
Other foreign currency debt above includes mortgage debt in Switzerland and capital lease obligations at March 31, 2017 and December 31, 2016. Other foreign currency debt above also includes a bank loan in the Philippines at December 31, 2016.
PMI's debt issuances in the first three months of 2017 were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity

U.S. dollar notes	(a)	$700	1.625%	February 2017	February 2019
U.S. dollar notes	(b)	$300	Floating	February 2017	February 2020
U.S. dollar notes	(a)	$1,000	2.000%	February 2017	February 2020
U.S. dollar notes	(a)	$500	2.625%	February 2017	February 2022

(a) Interest on these notes is payable semi-annually in arrears beginning in August 2017.
(b) Interest on these notes is payable quarterly in arrears beginning in May 2017.
The net proceeds from the sale of the securities listed in the table above have been and will be used for general corporate purposes.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Credit Facilities:

On January 27, 2017, PMI entered into an agreement to extend the term of its $2.0 billion 364-day revolving credit facility from February 7, 2017 to February 6, 2018.
At March 31, 2017, PMI's total committed credit facilities were as follows:

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

At March 31, 2017, there were no borrowings under these committed credit facilities, and the entire committed amounts were available for borrowing.

Note 11. Fair Value Measurements:
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
Derivative Financial Instruments
PMI assesses the fair value of its foreign exchange contracts and interest rate contracts using standard valuation models that use, as their basis, readily observable market inputs. The fair value of PMI’s foreign exchange forward contracts is determined by using the prevailing foreign exchange spot rates and interest rate differentials, and the respective maturity dates of the instruments. The fair value of PMI’s currency options is determined by using a Black-Scholes methodology based on foreign exchange spot rates and interest rate differentials, currency volatilities and maturity dates. PMI’s derivative financial instruments have been classified within Level 2 in the table shown below. See Note 5. Financial Instruments for additional discussion of derivative financial instruments.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Debt
The fair value of PMI’s outstanding debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. The aggregate carrying value of PMI’s debt, excluding short-term borrowings and $13 million of capital lease obligations, was $30,329 million at March 31, 2017. The fair value of PMI’s outstanding debt, excluding the aforementioned short-term borrowings and capital lease obligations, was classified within Level 1 and Level 2 in the table shown below.

The aggregate fair values of PMI’s derivative financial instruments and debt as of March 31, 2017, were as follows:

(in millions)	Fair Value at March 31, 2017	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$480	$—	$480	$—
Total assets	$480	$—	$480	$—
Liabilities:
Debt	$32,005	$31,834	$171	$—
Foreign exchange contracts	207	—	207	—
Total liabilities	$32,212	$31,834	$378	$—

Note 12. Accumulated Other Comprehensive Losses:
PMI’s accumulated other comprehensive losses, net of taxes, consisted of the following:

(in millions)	At March 31, 2017	At December 31, 2016	At March 31, 2016
Currency translation adjustments	$(5,783)	$(6,091)	$(5,617)
Pension and other benefits	(3,509)	(3,565)	(3,287)
Derivatives accounted for as hedges	27	97	(10)
Total accumulated other comprehensive losses	$(9,265)	$(9,559)	$(8,914)

Reclassifications from Other Comprehensive Earnings

The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement are shown on the condensed consolidated statements of comprehensive earnings for the three months ended March 31, 2017 and 2016. For additional information, see Note 3. Benefit Plans and Note 5. Financial Instruments for disclosures related to PMI's pension and other benefits, and derivative financial instruments, respectively.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 13. Balance Sheet Offsetting:

Derivative Financial Instruments

PMI uses foreign exchange contracts and interest rate contracts to mitigate its exposure to changes in exchange and interest rates from third-party and intercompany actual and forecasted transactions. Substantially all of PMI's derivative financial instruments are subject to master netting arrangements, whereby the right to offset occurs in the event of default by a participating party. While these contracts contain the enforceable right to offset through close-out netting rights, PMI elects to present them on a gross basis in the condensed consolidated balance sheets. Collateral associated with these arrangements is in the form of cash and is unrestricted. See Note 5. Financial Instruments for disclosures related to PMI's derivative financial instruments.

The effects of these derivative financial instrument assets and liabilities on PMI's condensed consolidated balance sheets were as follows:

(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Received/Pledged	Net Amount

At March 31, 2017
Assets
Foreign exchange contracts	$480	$—	$480	$(170)	$(258)	$52
Liabilities
Foreign exchange contracts	$207	$—	$207	$(170)	$(11)	$26
At December 31, 2016
Assets
Foreign exchange contracts	$813	$—	$813	$(126)	$(607)	$80
Liabilities
Foreign exchange contracts	$163	$—	$163	$(126)	$(31)	$6

Note 14. Investments in Unconsolidated Subsidiaries:

At March 31, 2017 and December 31, 2016, PMI had total investments in unconsolidated subsidiaries of $1,079 million and $1,011 million, respectively, which were accounted for under the equity method of accounting. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses and movements in currency translation adjustments. The carrying value of our equity method investments at March 31, 2017 and December 31, 2016 exceeded our share of the unconsolidated subsidiaries' book value by $900 million and $867 million, respectively. The difference between the investment carrying value and the amount of underlying equity in net assets, excluding $844 million and $810 million attributable to goodwill as of March 31, 2017 and December 31, 2016, respectively, is being amortized on a straight-line basis over the underlying assets' estimated useful lives of 4 to 20 years. At March 31, 2017, PMI received no year-to-date dividends from unconsolidated subsidiaries. At December 31, 2016, PMI received year-to-date dividends from unconsolidated subsidiaries of $117 million.

PMI holds a 49% equity interest in United Arab Emirates-based Emirati Investors-TA (FZC) (“EITA”). PMI holds an approximate 25% economic interest in Société des Tabacs Algéro-Emiratie (“STAEM”), an Algerian joint venture that is 51% owned by EITA and 49% by the Algerian state-owned enterprise Société Nationale des Tabacs et Allumettes SpA. STAEM manufactures and distributes under license some of PMI’s brands.

PMI holds a 20% equity interest in Megapolis Distribution BV, the holding company of CJSC TK Megapolis ("Megapolis"), PMI's distributor in Russia.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The initial investments in EITA and Megapolis Distribution BV were recorded at cost and are included in investments in unconsolidated subsidiaries on the condensed consolidated balance sheets.

PMI’s earnings activity from unconsolidated subsidiaries was as follows:

	For the Three Months Ended March 31,
(in millions)	2017	2016
Net revenues	$840	$777

PMI’s balance sheet activity related to unconsolidated subsidiaries was as follows:

(in millions)	At March 31, 2017	At December 31, 2016

Receivables	$394	$289

The activity primarily related to agreements with PMI’s unconsolidated subsidiaries within the Eastern Europe, Middle East & Africa segment. These agreements, which are in the ordinary course of business, are primarily for distribution, contract manufacturing and licenses. PMI eliminated its respective share of all significant intercompany transactions with the equity method investees.

Note 15. Sale of Accounts Receivable:
To mitigate risk and enhance cash and liquidity management PMI sells trade receivables to unaffiliated financial institutions. These arrangements allow PMI to sell, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold are generally short-term in nature and are removed from the condensed consolidated balance sheets. PMI sells trade receivables under two types of arrangements, servicing and non-servicing. For servicing arrangements, PMI continues to service the sold trade receivables on an administrative basis and does not act on behalf of the unaffiliated financial institutions. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material as of March 31, 2017 and March 31, 2016. Under the non-servicing arrangements, PMI does not provide any administrative support or servicing after the trade receivables have been sold to the unaffiliated financial institutions.

Cumulative trade receivables sold, including excise taxes, for the three months ended March 31, 2017 and 2016, were $2,092 million and $1,946 million, respectively. PMI’s operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of March 31, 2017 and March 31, 2016, were $561 million, and $589 million, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of trade receivables within marketing, administration and research costs in the condensed consolidated statements of earnings. For the three months ended March 31, 2017 and 2016, the loss on sale of trade receivables was immaterial.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 16. New Accounting Standards:

On February 25, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additionally, ASU 2016-02 modifies current guidance for lessors' accounting. ASU 2016-02 is effective for interim and annual reporting periods beginning on or after January 1, 2019, with early adoption permitted. PMI is currently assessing the impact that the adoption of ASU 2016-02 will have on its financial position and results of operations.

On January 5, 2016, the FASB issued Accounting Standard Update ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 will require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Additionally, ASU 2016-01 also changes certain disclosure requirements and other aspects of current U.S. GAAP. ASU 2016-01 is effective for interim and annual reporting periods beginning on or after January 1, 2018. PMI is currently assessing its cost method investments and the impact that the adoption of ASU 2016-01 will have on its financial position and results of operations.

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
Our products are sold in more than 180 markets, and in many of these markets they hold the number one or number two market share position. We have a wide range of premium, mid-price and low-price brands. Our portfolio comprises both international and local brands. In addition to the manufacture and sale of cigarettes and other tobacco products, we are engaged in the development and commercialization of reduced-risk products ("RRPs"). RRPs is the term we use to refer to products that present, are likely to present, or have the potential to present less risk of harm to smokers who switch to these products versus continued smoking. We have a range of RRPs in various stages of development, scientific assessment and commercialization.  Because our RRPs do not burn tobacco, they produce significantly lower levels of harmful or potentially harmful constituents than found in cigarette smoke.
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

Consolidated Operating Results for the Three Months Ended March 31, 2017 – The changes in our reported diluted earnings per share ("diluted EPS") for the three months ended March 31, 2017, from the comparable 2016 amounts, were as follows:

	Diluted EPS	% Growth
For the three months ended March 31, 2016	$0.98
2016 Asset impairment and exit costs	—
2016 Tax items	—
Subtotal of 2016 items	—
2017 Asset impairment and exit costs	—
2017 Tax items	0.04
Subtotal of 2017 items	0.04
Currency	—
Interest	0.02
Change in tax rate	0.01
Operations	(0.03)
For the three months ended March 31, 2017	$1.02	4.1%

Currency – There was no currency impact during the reporting period as favorable currency impact from the Indonesian rupiah, Japanese yen, Russian ruble and Swiss franc were offset by the negative effect related to the Egyptian pound, Mexican peso and Turkish lira.

Interest – The favorable impact of interest was due primarily to lower effective interest rates on debt and higher interest income.

Income Taxes – Our effective income tax rate for the three months ended March 31, 2017 decreased by 3.4 percentage points to 24.9%. The 2017 tax item that increased our diluted EPS by $0.04 per share in the table above was due to a legal entity restructuring ($61 million). The change in the effective tax rate that increased our diluted EPS by $0.01 per share in the table above was primarily due to earnings mix by taxing jurisdiction and repatriation cost differences. We estimate that our full-year 2017 effective tax rate will be approximately 28%.

Operations – The decrease in diluted EPS of $0.03 from our operations in the table above was due primarily to the following segments:

•	European Union: Unfavorable volume/mix and higher marketing, administration and research costs, partially offset by higher pricing; and

•	Latin America & Canada: Unfavorable volume/mix and higher manufacturing costs, partially offset by higher pricing;
partially offset by

•	EEMA: Higher pricing and lower marketing, administration and research costs, partially offset by unfavorable volume/mix; and

•	Asia: Higher pricing, partially offset by unfavorable volume/mix, higher marketing, administration and research costs and higher manufacturing costs.
For further details, see the “Consolidated Operating Results” and “Operating Results by Business Segment” sections of the following “Discussion and Analysis.”
2017 Forecasted Results - On April 20, 2017, we increased, for a favorable discrete tax item of $0.04 only, our 2017 full-year reported diluted EPS to a range of $4.84 to $4.99, at prevailing exchange rates at that time, versus $4.48 in 2016. Excluding an unfavorable currency impact, at then-prevailing exchange rates, of approximately $0.08 per share for the full-year 2017, as well as the tax item of $0.04 recorded in the first quarter, the forecast range represents a projected increase of approximately 9% to

12% versus adjusted diluted earnings per share of $4.48 in 2016. This forecast assumes net revenue growth, excluding excise taxes, in excess of our current annual growth target range of 4% to 6%, excluding currency and acquisitions. This forecast does not include any share repurchases in 2017.

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

Discussion and Analysis
Consolidated Operating Results
See pages 66-70 for a discussion of our "Cautionary Factors That May Affect Future Results." Our net revenues, excise taxes on products and operating companies income by segment are shown in the table below:

	For the Three Months Ended March 31,
(in millions)	2017	2016
Net revenues:
European Union	$5,889	$6,143
Eastern Europe, Middle East & Africa	3,695	3,997
Asia	4,838	4,689
Latin America & Canada	2,134	1,959
Net revenues	$16,556	$16,788
Excise taxes on products:
European Union	$4,149	$4,280
Eastern Europe, Middle East & Africa	2,218	2,395
Asia	2,597	2,721
Latin America & Canada	1,528	1,309
Excise taxes on products	$10,492	$10,705
Operating income:
Operating companies income:
European Union	$772	$906
Eastern Europe, Middle East & Africa	690	633
Asia	852	778
Latin America & Canada	177	229
Amortization of intangibles	(22)	(18)
General corporate expenses	(51)	(46)
Less:
Equity (income)/loss in unconsolidated subsidiaries, net	(22)	(9)
Operating income	$2,396	$2,473

As discussed in Note 7. Segment Reporting to our condensed consolidated financial statements, we evaluate segment performance and allocate resources based on operating companies income, which we define as operating income, excluding general corporate expenses and amortization of intangibles, plus equity (income)/loss in unconsolidated subsidiaries, net. We believe it is appropriate to disclose this measure to help investors analyze the business performance and trends of our various business segments.

Our shipment volume by segment for cigarettes and heated tobacco units is shown in the table below:

PMI Shipment Volume (Million Units)
	For the Three Months Ended March 31,
	2017	2016
Cigarettes
European Union	42,540	45,993
Eastern Europe, Middle East & Africa	56,574	63,126
Asia	55,142	65,222
Latin America & Canada	19,296	21,700
Total Cigarettes	173,552	196,041
Heated Tobacco Units
European Union	184	16
Eastern Europe, Middle East & Africa	105	2
Asia	4,145	435
Latin America & Canada	1	—
Total Heated Tobacco Units	4,435	453
Cigarettes and Heated Tobacco Units
European Union	42,724	46,009
Eastern Europe, Middle East & Africa	56,679	63,128
Asia	59,287	65,657
Latin America & Canada	19,297	21,700
Total Cigarettes and Heated Tobacco Units	177,987	196,494

Heated tobacco units is the term we use to refer to our heat-not-burn consumables, which include HEETS, HEETS Marlboro and HEETS FROM MARLBORO, defined collectively as HEETS, as well as Marlboro HeatSticks and Parliament HeatSticks.

Our net revenues by product category, which include excise taxes billed to customers, are shown in the table below:

PMI Net Revenues by Product Category
	For the Three Months Ended March 31,
(in millions)	2017	2016
Combustible Products
European Union	$5,852	$6,134
Eastern Europe, Middle East & Africa	3,687	3,998
Asia	4,442	4,642
Latin America & Canada	2,134	1,958
Total Combustible Products	$16,116	$16,732
Reduced-Risk Products
European Union	$36	$9
Eastern Europe, Middle East & Africa	8	(1)
Asia	396	47
Latin America & Canada	—	1
Total Reduced-Risk Products	$440	$56

Total PMI Net Revenues	$16,556	$16,788
Note: Sum of product categories or Regions might not foot to total PMI due to rounding.

Net revenues related to combustible products refer to the operating revenues generated from the sale of these products, net of sales and promotion incentives. These net revenue amounts consist of the sale of our cigarettes and other tobacco products combined. Other tobacco products primarily include roll-your-own and make-your-own cigarettes, pipe tobacco, cigars and cigarillos and do not include reduced-risk products.

Net revenues related to reduced-risk products refer to the operating revenues generated from the sale of these products, net of sales and promotion incentives. These net revenue amounts consist of the sale of our heated tobacco units, IQOS devices and related accessories, and other nicotine-containing products, which primarily include our e-vapor products.

References to total international market, defined as worldwide cigarette and our heated tobacco unit volume excluding the United States, total industry, total market and market shares throughout this "Discussion and Analysis" are our tax-paid estimates based on the latest available data from a number of internal and external sources.

Consolidated Operating Results for the Three Months Ended March 31, 2017
The following discussion compares our consolidated operating results for the three months ended March 31, 2017, with the three months ended March 31, 2016.
Our total shipment volume for cigarettes and heated tobacco units decreased by 9.4%, or by 7.8% excluding net estimated inventory movements, reflecting a challenging comparison with the first quarter of 2016, which declined by a more modest 1.1%, as well as ongoing declines of primarily low-price volumes in specific markets, such as Pakistan and the Philippines. The first quarter of 2016 also benefited from the favorable estimated impact of the leap year.
Our cigarette volume decreased by 11.5% due to:

•	European Union, principally Italy and Spain, partly offset by Poland;

•	EEMA, mainly North Africa, primarily Egypt and Tunisia, as well as Russia and Ukraine;

•	Asia, principally Indonesia, Japan, Korea, Pakistan and the Philippines; and

•	Latin America & Canada, principally Argentina, Canada and Mexico.

Our cigarette shipment volume by brand and heated tobacco unit shipment volume are shown in the table below:

PMI Shipment Volume by Brand (Million Units)
	First-Quarter
	2017	2016	Change
Cigarettes
Marlboro	62,399	67,985	(8.2)%
L&M	21,913	23,690	(7.5)%
Chesterfield	11,544	10,176	13.4%
Parliament	9,199	10,137	(9.3)%
Bond Street	8,485	9,721	(12.7)%
Philip Morris	10,608	9,209	15.2%
Lark	6,526	6,501	0.4%
Others	42,878	58,622	(26.9)%
Total Cigarettes	173,552	196,041	(11.5)%
Heated Tobacco Units	4,435	453	+100%
Total Cigarettes and Heated Tobacco Units	177,987	196,494	(9.4)%

Cigarette shipment volume of Marlboro decreased in: the European Union, mainly due to Italy and Spain; EEMA, mainly due to Saudi Arabia and Tunisia, partly offset by Algeria; Asia, mainly due to Japan, principally reflecting out-switching to Marlboro HeatSticks; and Latin America & Canada, mainly due to Argentina and Mexico.

Cigarette shipment volume of L&M decreased, mainly due to Egypt, as well as Russia, Turkey and Ukraine, partly offset by Kazakhstan and Saudi Arabia.

Cigarette shipment volume of Chesterfield increased, mainly driven by Argentina and Turkey, partly offset by Italy and Russia. Cigarette shipment volume of Parliament decreased, mainly due to Russia. Cigarette shipment volume of Bond Street decreased, mainly due to Russia and Ukraine. Cigarette shipment volume of Philip Morris increased, driven by Russia and Ukraine, partly offset by Argentina and Italy. Cigarette shipment volume of Lark increased, principally driven by Japan and Korea, partly offset by Turkey. Cigarette shipment volume of "Others" decreased, mainly due to local, low-margin brands in Pakistan, the Philippines, Russia and Ukraine.

The decline in our cigarette shipment volume was partly offset by higher heated tobacco unit shipment volume of 4.4 billion units, up from 453 million units in the first quarter of 2016, driven by Japan.

Our market share increased in a number of markets, including Algeria, Belgium, France, Germany, Hong Kong, Japan, Kazakhstan, Kuwait, Poland, Saudi Arabia, Switzerland and the United Arab Emirates.

Our net revenues and excise taxes on products were as follows:

	For the Three Months Ended March 31,
(in millions)	2017	2016	Variance	%
Net revenues	$16,556	$16,788	$(232)	(1.4)%
Excise taxes on products	10,492	10,705	(213)	(2.0)%
Net revenues, excluding excise taxes on products	$6,064	$6,083	$(19)	(0.3)%

Net revenues, which include excise taxes billed to customers, decreased by $232 million. Excluding excise taxes, net revenues decreased by $19 million due to:

•	unfavorable volume/mix ($307 million) and

•	unfavorable currency ($120 million), partly offset by

•	price increases ($408 million).

The unfavorable currency was due primarily to the Egyptian pound, Euro and Turkish lira, partially offset by the Japanese yen and Russian ruble.

Net revenues include $440 million in 2017 and $56 million in 2016 related to sale of RRPs, mainly driven by Japan. These amounts include excise taxes billed to customers. Excluding excise taxes, net revenues for RRPs were $435 million in 2017 and $55 million in 2016. In some jurisdictions, including Japan, we are not responsible for collecting excise taxes.

Excise taxes on products decreased by $213 million due to:

•	lower excise taxes resulting from volume/mix ($881 million) and

•	favorable currency ($666 million), partly offset by

•	higher excise taxes resulting from changes in retail prices and tax rates ($1.3 billion).

Our cost of sales; marketing, administration and research costs; and operating income were as follows:

	For the Three Months Ended March 31,
(in millions)	2017	2016	Variance	%
Cost of sales	$2,177	$2,096	$81	3.9%
Marketing, administration and research costs	1,469	1,496	(27)	(1.8)%
Operating income	2,396	2,473	(77)	(3.1)%
Cost of sales increased by $81 million due to:

•	higher cost of sales resulting from volume/mix ($68 million) and

•	higher manufacturing costs ($36 million), partly offset by

•	favorable currency ($23 million).

Marketing, administration and research costs decreased by $27 million due to:

•	favorable currency ($86 million), partly offset by

•	higher expenses ($59 million, largely reflecting increased support behind reduced-risk products).

Operating income decreased by $77 million due primarily to:

•	unfavorable volume/mix ($375 million),

•	higher marketing, administration and research costs ($59 million),

•	higher manufacturing costs ($36 million) and

•	unfavorable currency ($11 million), partly offset by

•	price increases ($408 million).

Our effective tax rate decreased by 3.4 percentage points to 24.9%. We estimate that our full-year 2017 effective tax rate will be approximately 28%. The effective tax rate for the three months ended March 31, 2017, was favorably impacted by a legal entity restructuring ($61 million). The effective tax rate is based on our full-year earnings mix by taxing jurisdiction and cash repatriation plans. Changes in currency exchange rates, earnings mix by taxing jurisdiction, or cash repatriation plans could have an impact on the effective tax rate, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

We are regularly examined by tax authorities around the world, and we are currently under examination in a number of jurisdictions. It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible change cannot be made at this time.

Interest expense, net, of $219 million decreased by $28 million (11.3%), due primarily to lower effective interest rates on debt and higher interest income.

Net earnings attributable to PMI of $1.6 billion increased by $60 million (3.9%). This increase was primarily due to a lower effective tax rate and lower interest expense, net, partially offset by lower operating income as discussed above. Diluted and basic EPS of $1.02 increased by 4.1%.

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

•
regulatory restrictions on our products, including restrictions on the packaging, marketing, and sale of tobacco or other nicotine-containing products that could reduce our competitiveness, eliminate our ability to communicate with adult smokers, or even ban certain of our products;

•	fiscal challenges, such as excise tax increases and discriminatory tax structures;

•	illicit trade in cigarettes and other tobacco products, including counterfeit, contraband and so-called “illicit whites”;

•	intense competition, including from non-tax paid volume by certain local manufacturers;

•	pending and threatened litigation as discussed in Note 8. Contingencies; and

•	governmental investigations.

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

Fiscal Challenges: Excessive and disruptive excise, sales and other tax increases and discriminatory tax structures are expected to continue to have an adverse impact on our profitability, due to lower consumption and consumer down-trading to non-premium, discount, other low-price or low-taxed combustible tobacco products such as fine cut tobacco and illicit cigarettes. In addition, in certain jurisdictions, some of our combustible products are subject to tax structures that discriminate against premium-price products and manufactured cigarettes. We believe that such tax policies undermine public health by encouraging consumers to turn to the illicit trade, and ultimately undercut government revenue objectives, disrupt the competitive environment, and encourage criminal activity. Other jurisdictions have imposed, or are seeking to impose, levies or other taxes specifically on tobacco companies, such as taxes on revenues and/or profits.

EU Tobacco Products Directive: In April 2014, the EU adopted the text of a significantly revised EU Tobacco Products Directive (TPD), which entered into force in May 2016. To date, 25 Member States and Norway have adopted laws transposing the TPD, while the remaining ones are concluding the national transposition.  The TPD sets forth a comprehensive set of regulatory requirements for tobacco products, including:

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

Plain Packaging and Other Packaging Restrictions: Plain packaging legislation bans the use of branding, logos and colors on packaging other than the brand name and variant that may be printed only in specified locations and in a uniform font. To date, Australia, France, Hungary, Ireland, New Zealand, Norway, Slovenia and the U.K., have adopted plain packaging legislation. In Australia, plain packaging has been implemented since December 2012. In France, plain packaging has been fully implemented since January 2017, and in the U.K., full compliance is required as of May 2017. In Hungary, full compliance is required immediately for new product launches and no later than May 2019 for other products. In Ireland, the law will go into effect in September 2017, and in Slovenia, full compliance is required as of January 2020. No implementation date has yet been set in New Zealand or Norway.

Several countries have initiated World Trade Organization (“WTO”) dispute settlement proceedings against Australia related to Australia's plain packaging legislation. The matter is still pending before the WTO panel.

Other countries are also considering adopting plain packaging legislation, including, but not limited to, Canada, Turkey, Singapore and South Africa.

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

Bans and Restrictions on Advertising, Marketing, Promotions and Sponsorships: For many years, the FCTC has called for, and countries have imposed, partial or total bans on tobacco advertising, marketing, promotions and sponsorships, including bans and restrictions on advertising on radio and television, in print and on the Internet. The FCTC's non-binding guidelines recommend that governments prohibit all forms of communication with adult smokers.

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

Other Regulatory Issues: Some regulators are considering, or in some cases have adopted, regulatory measures designed to reduce the supply of tobacco products. These include regulations intended to reduce the number of retailers selling tobacco products by, for example, reducing the overall number of tobacco retail licenses available or banning the sale of tobacco products within arbitrary distances of certain public facilities.

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

A number of jurisdictions are considering actions to prevent illicit trade. In November 2012, the FCTC adopted the Protocol to Eliminate Illicit Trade in Tobacco Products (the “Protocol”), which includes supply chain control measures, such as licensing of manufacturers and distributors, enforcement in free trade zones, controls on duty free and Internet sales and the implementation of tracking and tracing technologies. To date, 54 Parties have signed the Protocol, and 26 Parties, including the European Union, have ratified it. The Protocol will come into force once the fortieth country ratifies it, after which countries must implement its measures via national legislation. We expect, and welcome, that other Parties will ratify the Protocol.

In 2009, our Colombian subsidiaries entered into an Investment and Cooperation Agreement with the national and regional governments of Colombia to promote investment in, and cooperation on, anti-contraband and anti-counterfeit efforts. The agreement provides $200 million in funding over a 20-year period to address issues such as combating the illegal cigarette trade and increasing the quality and quantity of locally-grown tobacco.

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

Reduced-Risk Products

Our Approach to RRPs: We recognize that smoking cigarettes causes serious diseases and that the best way to avoid the harms of smoking is never to start, or to quit. Nevertheless, it is predicted that over the next decade the number of smokers will remain largely unchanged from the current estimate of 1.1 billion, despite the considerable efforts to discourage smoking.

Cigarettes burn tobacco, which produces smoke. As a result of the combustion process, the smoker inhales various toxic substances. In contrast, RRPs do not burn tobacco and produce significantly lower levels of harmful or potentially harmful constituents (“HPHCs”) than found in cigarette smoke.

For smokers who would otherwise continue to smoke, we believe that RRPs offer a much better choice. Accordingly, our key strategic priorities are: to develop and commercialize products that present less risk of harm to adult smokers who switch to those products versus continued smoking; and to convince current adult smokers who would otherwise continue to smoke to switch to those products.

We recognize that this transformation from cigarettes to RRPs will take time and that the speed of transformation will depend in part upon factors beyond our control, such as the willingness of governments, regulators and other policy groups to embrace RRPs as a desired alternative to continued cigarette smoking. We also recognize that our part in this transformation must be funded from our existing cigarette business. For as long as a significant number of adult smokers continues to smoke, it is critical that the industry be led by responsible and ethical manufacturers. Therefore, during the transformation, we intend to remain the leading international cigarette manufacturer.

We have a range of RRPs in various stages of development, scientific assessment and commercialization. We conduct rigorous scientific assessments of our RRP platforms to substantiate that they reduce exposure to HPHCs and, ultimately, that these products present, are likely to present, or have the potential to present less risk of harm to adult smokers who switch to them versus continued smoking. We draw upon a team of expert scientists and engineers from a broad spectrum of scientific disciplines and our extensive learnings of adult consumer preferences to develop and assess our RRPs. Our efforts are guided by the following key objectives:

•	to develop RRPs that adult smokers who would otherwise continue to smoke find to be satisfying alternatives to smoking;

•	for those adult smokers, our goal is to offer RRPs with a scientifically substantiated risk-reduction profile that approaches as closely as possible that associated with smoking cessation;

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

Our RRP Platforms: Our product development is based on the elimination of combustion via tobacco heating and other innovative systems for aerosol generation, which we believe is the most promising path to providing a better choice for those who would otherwise continue to smoke. We recognize that no single product will appeal to all adult smokers. Therefore, we are developing a portfolio of products intended to appeal to a variety of distinct adult consumer preferences.

Four RRP platforms are in various stages of development and commercialization readiness:

        Platform 1 uses a precisely controlled heating device that we are commercializing under the IQOS brand name, into which a specially designed and proprietary tobacco unit is inserted and heated to generate an aerosol (collectively referred to as heated tobacco units). Eight clinical studies have been completed (including two with an exposure period of three months). The study results show a substantial reduction in relevant biomarkers of exposure to HPHCs in those adult smokers who switched completely to IQOS compared to those who continued to smoke cigarettes for the duration of the study. These reductions approached those that were observed in study participants who quit smoking for the duration of the study. While these reduced exposure clinical studies were primarily designed to focus on biomarkers of exposure, we also measured six clinical risk markers. These clinical risk markers are associated with disease mechanisms known to be affected by smoking and to reverse upon cessation. The results are generally consistent with the expected direction of change that is observed upon quitting and indicate that switching completely to IQOS led to an overall improvement of clinical risk markers affected by smoking after only three months. We also initiated a 6+6 month exposure response study in December 2014 and expect the results regarding the first six-month term in the third quarter of 2017. To further improve the consumer experience, we introduced a new version of IQOS in the first quarter of 2017.

    Platform 2 uses a pressed carbon heat source, which when ignited, generates an aerosol by heating tobacco. A pharmacokinetic study and a five-day reduced-exposure study with Platform 2 have now been completed. In the pharmacokinetic study, we observed that the nicotine pharmacokinetic profile and the subjective effects are comparable to smoking cigarettes, indicating that this platform could be an acceptable substitute for adult smokers who want to continue to use tobacco products but seek an alternative to cigarettes. The results of the reduced exposure study show a substantial reduction in relevant biomarkers of exposure to HPHCs in those who switched completely to Platform 2 compared to those who continued to smoke cigarettes over a five-day period. The clinical phase of a three-month reduced-exposure study has also been completed, and we expect the results to be available by the end of 2017.

    Platform 3 creates an aerosol of nicotine salt formed by the chemical reaction of nicotine with a weak organic acid. We are exploring two routes for this platform, one with electronics and one without. We have begun pre-clinical and clinical testing of this platform, and have completed a pharmacokinetic study in New Zealand for the electronic version. The study assessed the nicotine pharmacokinetic profile in comparison to a nicotine inhalator. The study showed that nicotine absorption with this product reached peak levels six times faster than with the inhalator. This is in line with the nicotine pharmacokinetic profile of a cigarette, suggesting a significantly higher potential for acceptance by adult smokers. We have also completed the clinical phase of a pharmacodynamics study in the U.S. and expect final results in the first half of 2017. We expect to commence a safety and efficacy study in the first half of 2017.

    Platform 4 covers e-vapor products, which are battery-powered devices that produce an aerosol by vaporizing a nicotine-containing liquid solution. Our e-vapor products comprise devices using current generation technology, and we are well advanced in the development and commercialization of our new e-vapor mesh technology that addresses certain challenges presented by some e-vapor products currently on the market. Our MESH products are designed to ensure the consistency and quality of the generated aerosol. We have commenced non-clinical studies, and our planned clinical assessment includes a pharmacokinetic study scheduled to start in 2017 and a reduced-exposure study that we expect to start in 2018.

We are also developing other potential product platforms.

Commercialization of RRPs: In 2014, we introduced the IQOS system in pilot city launches in Nagoya, Japan, and in Milan, Italy. Since then, we have expanded our commercialization activities to include all of Japan, as well as multiple cities in Italy. To-date, IQOS is available for sale nationwide in Japan and in key cities — in a total of 24 markets, and approximately 1.8 million adult consumers have stopped smoking and converted to IQOS. We expect to expand IQOS nationally in many of these markets in 2017 as capacity for heated tobacco units increases. By the end of 2017, we expect IQOS to be in 30 to 35 key cities or nationwide as capacity permits.

On the basis of our experience in Japan and Italy, we estimate that only a very small percentage of adult smokers who convert to IQOS switch back to cigarettes.

In the first quarter of 2016, we started the large scale commercial production of heated tobacco units. To date, we have experienced supply shortages resulting from stronger-than-anticipated demand, primarily in Japan, and expect capacity limitations to ease as 2017 unfolds. Our 2016 year-end installed capacity was approximately 15 billion heated tobacco units, and we expect that our 2017 year-end installed capacity will reach approximately 50 billion units. This installed capacity is expected to allow us to produce approximately 32 billion units in 2017, up from 7 billion in 2016. For 2018, we are expecting to reach installed annual capacity of 100 billion units at year end, translating to approximately 75 billion units in total capacity available for commercialization in 2018.

We are expanding our supplier base for IQOS devices. Our IQOS devices are subject to product warranties for a period of 12 months from the date of purchase or such other periods as required by law. Warranty claims for these devices have not had a material impact on our consolidated financial position, results of operations or cash flows in any of the periods presented, although they may become more significant as the number of devices sold increases.

We currently market our e-vapor products in several markets, including Ireland, Israel, Spain and the U.K. In November 2016, we began the city test of MESH, our Platform 4 product, in Birmingham, U.K. We also expect to conduct market tests of our Platform 2 and Platform 3 products in 2017.

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

Some governments have banned or are seeking to ban or severely restrict emerging tobacco and nicotine-containing products such as our RRPs. These regulations might foreclose or unreasonably restrict adult consumer access even to products that might be shown to be a better health choice than continuing to smoke. We oppose such blanket bans and unreasonable restrictions of products that have the potential to present less risk of harm compared to continued smoking. By contrast, we support regulation that sets clear standards and propels innovation to benefit adult smokers.

In the United States, an established regulatory framework for assessing “Modified Risk Tobacco Products” and “New Tobacco Products” exists under the jurisdiction of the Food and Drug Administration (“FDA”). Future FDA actions may influence the regulatory approach of other interested governments. We submitted to the FDA a Modified Risk Tobacco Product Application for Platform 1 in December 2016, and a Premarket Tobacco Product Application for Platform 1 in March 2017.

In the EU, a majority of Member States have transposed the EU Tobacco Products Directive, including the provisions on Novel Tobacco Products, such as heated tobacco units and e-cigarettes. Most of the EU Member States require a notification submitted six months before the intended placing on the market of a Novel Tobacco Product, while some require pre-market authorizations for the introduction of such products. To date, we have filed a comprehensive dossier summarizing our scientific assessment of Platform 1 in 16 Member States.

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

Governmental Investigations

From time to time, we are subject to governmental investigations on a range of matters. We describe certain matters pending in Thailand and South Korea in Note 8. Contingencies.

In November 2010, a WTO panel issued its decision in a dispute relating to facts that arose from August 2006 between the Philippines and Thailand concerning a series of Thai customs and tax measures affecting cigarettes imported by PM Thailand into Thailand from the Philippines (see Note 8. Contingencies for additional information). The WTO panel decision, which was upheld by the WTO Appellate Body, concluded that Thailand had no basis to find that PM Thailand's declared customs values and taxes paid were too low, as alleged by the DSI in 2009. The decision also created obligations for Thailand to revise its laws, regulations, or practices affecting the customs valuation and tax treatment of future cigarette imports. Thailand agreed in September 2011 to fully comply with the decision by October 2012. The Philippines contends that to date Thailand has not fully complied and commenced formal proceedings at the WTO to address the outstanding issues. The Philippines has repeatedly expressed concerns with ongoing investigations by Thailand of PM Thailand, including those that led to the criminal charges described in Note 8. Contingencies, noting that these investigations appear to be based on grounds not supported by WTO customs valuation rules and inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies.

Investments in Unconsolidated Subsidiaries

We discuss our investments in unconsolidated subsidiaries in Note 14. Investments in Unconsolidated Subsidiaries to our condensed consolidated financial statements.

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

Currently, we do not sell products in Iran, Sudan, North Korea, Cuba and Syria. We are exploring opportunities to sell our products in Cuba, as permitted by law.

Certain states within the U.S. have enacted legislation permitting state pension funds to divest or abstain from future investment in stocks of companies that do business with certain countries that are sanctioned by the U.S. We do not believe such legislation has had a material effect on the price of our shares.

Operating Results – For the Three Months Ended March 31, 2017

The following discussion compares operating results within each of our reportable segments for the three months ended March 31, 2017, with the three months ended March 31, 2016.

Unless otherwise stated, references to total industry, total market, our shipment volume and our market share performance reflect cigarettes and our heated tobacco units for those markets that have commercial sales of IQOS.

European Union:

European Union	For the Three Months Ended March 31,
(in millions)	2017	2016	Variance	%
Net revenues	$5,889	$6,143	$(254)	(4.1)%
Excise taxes on products	4,149	4,280	(131)	(3.1)%
Net revenues, excluding excise taxes on products	1,740	1,863	(123)	(6.6)%
Operating companies income	772	906	(134)	(14.8)%
For the three months ended March 31, 2017, net revenues decreased by $254 million. Excluding excise taxes, net revenues decreased by $123 million due to:

•	unfavorable volume/mix ($115 million) and

•	unfavorable currency ($55 million), partly offset by

•	price increases ($47 million).

The net revenues of the European Union segment include $36 million in 2017 and $9 million in 2016 related to the sale of RRPs. Excluding excise taxes, net revenues for RRPs were $31 million in 2017 and $9 million in 2016.

Operating companies income decreased by $134 million during the three months ended March 31, 2017. This decrease was due primarily to:

•	unfavorable volume/mix ($109 million),

•	higher marketing, administration and research costs ($41 million, primarily related to increased investment behind reduced-risk products) and

•	unfavorable currency ($28 million), partially offset by

•	price increases ($47 million).

European Union - Total Market

The estimated total market in the European Union decreased by 2.8% to 112.1 billion units, partly reflecting a challenging comparison to the first quarter of 2016, which increased by 0.8%, benefiting from a lower prevalence of illicit trade and e-vapor products and, in certain geographies, the estimated favorable impact of immigration. The decline of the estimated total market also reflected the impact of price increases and the implementation of elements of the Tobacco Products Directive, notably in Italy and the United Kingdom. The net impact of inventory movements on the estimated total market was immaterial.

European Union - PMI Shipment Volume and Market Share Commentaries

Shipment volume and market share performance by brand for cigarettes and heated tobacco units are shown in the tables below:

European Union PMI Shipment Volume (Million Units)
	First-Quarter

	2017	2016	Change

Cigarettes	42,540	45,993	(7.5)%
Heated Tobacco Units	184	16	+100%
Total European Union	42,724	46,009	(7.1)%

European Union Shipment Volume by Brand (Million Units)
	First-Quarter
Cigarettes:	2017	2016	Change
Marlboro	20,924	22,700	(7.8)%
L&M	7,933	8,188	(3.1)%
Chesterfield	6,496	7,148	(9.1)%
Philip Morris	3,696	4,054	(8.8)%
Others	3,491	3,903	(10.6)%
Total Cigarettes	42,540	45,993	(7.5)%
Heated Tobacco Units	184	16	+100%
Total European Union	42,724	46,009	(7.1)%

European Union Market Shares by Brand
	First-Quarter
			Change
	2017	2016	p.p.
Marlboro	18.8%	19.0%	(0.2)
L&M	7.0%	6.9%	0.1
Chesterfield	6.1%	5.9%	0.2
Philip Morris	3.2%	3.3%	(0.1)
Others*	3.4%	3.5%	(0.1)
Total European Union	38.5%	38.6%	(0.1)
*Includes heated tobacco units.

Our total shipment volume decreased by 7.1% to 42.7 billion units, mainly due to cigarette volume declines in Italy and Spain, partly offset by Poland. Excluding estimated inventory movements, principally associated with distributor cigarette inventory movements in Italy and Spain, our total shipment volume decreased by 2.9%. The decrease in cigarette shipment volume of Marlboro was mainly due to Italy and Spain. The decrease in cigarette shipment volume of L&M was mainly due to Romania and Spain. The decrease in cigarette shipment volume of Chesterfield was mainly due to Italy and Spain, partly offset by Poland and the United Kingdom. The decrease in cigarette shipment volume of Philip Morris was mainly due to Italy. The decrease in cigarette shipment volume of "Others" was mainly due to Merit and Muratti in Italy.

Our total market share decreased by 0.1 point to 38.5%, with declines, mainly in Italy and Spain, partly offset by gains, notably in France, Germany and Poland.

European Union - Key Market Commentaries

In France, estimated industry size, our shipment volume and market share performance, shown in the table below, include cigarettes and our heated tobacco units.

	France Key Market Data
	First-Quarter
			Change
	2017	2016	% / p.p.
Total Market (billion units)	10.8	10.7	1.4%

PMI Shipments (million units)	4,726	4,779	(1.1)%

PMI Market Share
Marlboro	26.6%	26.1%	0.5
Philip Morris	10.3%	10.1%	0.2
Chesterfield	3.1%	3.1%	—
Others*	2.8%	2.8%	—
Total	42.8%	42.1%	0.7
*Includes heated tobacco units (in Monaco).

The estimated total market increased by 1.4%. Excluding net estimated distributor cigarette inventory movements largely associated with the implementation of the Tobacco Products Directive at the beginning of 2016, our shipment volume increased by 2.8%, reflecting the higher total market, as well as higher market share.

In Germany, estimated industry size, our shipment volume and market share performance, shown in the table below, include cigarettes and our heated tobacco units.

	Germany Key Market Data
	First-Quarter
			Change
	2017	2016	% / p.p.
Total Market (billion units)	17.5	17.8	(2.2)%

PMI Shipments (million units)	6,662	6,767	(1.6)%

PMI Market Share
Marlboro	23.4%	22.9%	0.5
L&M	11.7%	11.8%	(0.1)
Chesterfield	1.6%	1.6%	—
Others*	1.5%	1.6%	(0.1)
Total	38.2%	37.9%	0.3
*Includes heated tobacco units.

The estimated total market decreased by 2.2%, partly reflecting the lapsed contribution of favorable factors in 2016, including a lower prevalence of illicit trade. The decrease in our shipment volume was mainly due to the lower total market. The increase in our market share was driven by Marlboro.

In Italy, estimated industry size, our shipment volume and market share performance, shown in the table below, include cigarettes and our heated tobacco units.

	Italy Key Market Data
	First-Quarter
			Change
	2017	2016	% / p.p.
Total Market (billion units)	16.2	17.1	(5.2)%

PMI Shipments (million units)	7,801	9,853	(20.8)%

PMI Market Share
Marlboro	23.5%	24.4%	(0.9)
Chesterfield	11.3%	11.6%	(0.3)
Philip Morris	7.9%	9.0%	(1.1)
HEETS	0.5%	—%	0.5
Others	8.5%	8.5%	—
Total	51.7%	53.5%	(1.8)

The estimated total market decreased by 5.2%, or by 6.5% excluding the net impact of trade inventory movements, mainly due to the implementation of elements of the Tobacco Products Directive, notably the ban on pack sizes of ten cigarettes, which fueled growth in cheaper alternatives such as fine cut, cigarillos, e-vapor and illicit products. The decline of the total market also reflected a challenging comparison with the first quarter of 2016, which grew by 3.9%. The decline of our shipments, down by 7.9% excluding the net impact of distributor inventory movements, mainly reflected the lower total market, as well as lower cigarette market share, notably due to: Marlboro, as a result of its price increase in the second quarter of 2016, the ban on pack sizes of ten cigarettes, and out-switching to HEETS; and low-price Philip Morris, impacted by the growth of the super-low price segment.

In Poland, estimated cigarette industry size, our cigarette shipment volume and cigarette market share performance are shown in the table below.

	Poland Key Market Data
	First-Quarter
			Change
	2017	2016	% / p.p.
Total Cigarette Market (billion units)	10.2	10.1	1.5%

PMI Cigarette Shipments (million units)	4,302	4,145	3.8%

PMI Cigarette Market Share
Marlboro	10.2%	11.2%	(1.0)
L&M	18.8%	18.5%	0.3
Chesterfield	9.9%	8.6%	1.3
Others	3.2%	2.9%	0.3
Total	42.1%	41.2%	0.9

The estimated total cigarette market increased by 1.5%, despite a challenging comparison with the first quarter of 2016, which grew by 3.1%. The increase in our cigarette shipment volume primarily reflected the higher total cigarette market, as well as higher cigarette market share, mainly reflecting higher share of Chesterfield, driven by brand support, partly offset by Marlboro, unfavorably impacted by the estimated trade inventory movements.

In Spain, estimated industry size, our shipment volume and market share performance, shown in the table below, include cigarettes and our heated tobacco units.

	Spain Key Market Data
	First-Quarter
			Change
	2017	2016	% / p.p.
Total Market (billion units)	9.9	10.4	(4.7)%

PMI Shipments (million units)	3,185	4,022	(20.8)%

PMI Market Share
Marlboro	16.2%	17.7%	(1.5)
L&M	5.5%	5.6%	(0.1)
Chesterfield	8.7%	8.9%	(0.2)
Others*	1.8%	1.9%	(0.1)
Total	32.2%	34.1%	(1.9)
*Includes heated tobacco units.

The estimated total market decreased by 4.7%, or by 0.3% excluding the impact of estimated inventory reductions following increases ahead of retail price increases in December 2016. The decline of our shipments, down by 8.8% excluding the net impact of distributor inventory movements, mainly associated with the replenishment in the first quarter of 2016 of low inventory levels at the end of 2015, was mainly due to the lower total market and lower market share, principally due to Marlboro, reflecting the impact of price increases, particularly past the round €5.00 per pack price point in the vending channel, as well as a challenging comparison with the first quarter of 2016 in which the market share of Marlboro grew by 1.6 points.

Eastern Europe, Middle East & Africa:

Eastern Europe, Middle East & Africa	For the Three Months Ended March 31,
(in millions)	2017	2016	Variance	%
Net revenues	$3,695	$3,997	$(302)	(7.6)%
Excise taxes on products	2,218	2,395	(177)	(7.4)%
Net revenues, excluding excise taxes on products	1,477	1,602	(125)	(7.8)%
Operating companies income	690	633	57	9.0%

For the three months ended March 31, 2017, net revenues decreased by $302 million. Excluding excise taxes, net revenues decreased by $125 million due to:

•	unfavorable volume/mix ($179 million) and

•	unfavorable currency ($99 million), partly offset by

•	price increases ($153 million).

Operating companies income increased by $57 million during the three months ended March 31, 2017. This increase was primarily due to:

•	price increases ($153 million) and

•	lower marketing, administration and research costs ($30 million), partly offset by

•	unfavorable volume/mix ($135 million).

Eastern Europe, Middle East & Africa - PMI Shipment Volume Commentaries

EEMA PMI Shipment Volume (Million Units)
	First-Quarter

	2017	2016	Change

Cigarettes	56,574	63,126	(10.4)%
Heated Tobacco Units	105	2	+100%
Total EEMA	56,679	63,128	(10.2)%

EEMA PMI Shipment Volume by Brand (Million Units)
	First-Quarter

	2017		2016	Change
Cigarettes
Marlboro	16,116		17,532	(8.1)%
L&M	11,489		12,865	(10.7)%
Bond Street	8,133	8,132.531537	9,250	(12.1)%
Parliament	6,542		7,302	(10.4)%
Others	14,294		16,177	(11.6)%
Total Cigarettes	56,574		63,126	(10.4)%
Heated Tobacco Units	105		2	+100%
Total EEMA	56,679		63,128	(10.2)%

As shown in the table above, our total shipment volume decreased by 10.2% to 56.7 billion units, mainly due to cigarette volume declines in North Africa, primarily Egypt associated with continuity of supply, Tunisia associated with the timing of shipments, Russia and Ukraine.

The decrease in cigarette shipment volume of Marlboro was mainly due to Saudi Arabia and Tunisia, partly offset by Algeria. The decrease in cigarette shipment volume of L&M was mainly due to Egypt, Russia, Turkey and Ukraine, partly offset by Kazakhstan and Saudi Arabia. The decrease in cigarette shipment volume of Bond Street was mainly due to Russia and Ukraine. The decrease in cigarette shipment volume of Parliament was mainly due to Russia. The decrease in cigarette shipment volume of "Others" was mainly due to largely local, lower-margin brands in Russia and Ukraine.

Eastern Europe, Middle East & Africa - Key Market Commentaries

In North Africa (defined as Algeria, Egypt, Libya, Morocco and Tunisia), estimated cigarette industry size, our cigarette shipment volume and cigarette market share performance are shown in the table below.

	North Africa Key Market Data
	First-Quarter
			Change
	2017	2016	% / p.p.
Total Cigarette Market (billion units)	33.1	34.4	(3.5)%

PMI Cigarette Shipments (million units)	8,780	10,230	(14.2)%

PMI Cigarette Market Share
Marlboro	8.3%	7.3%	1.0
L&M	12.1%	14.1%	(2.0)
Others	2.7%	3.1%	(0.4)
Total	23.1%	24.5%	(1.4)

The estimated total cigarette market decreased by 3.5%, mainly due to Egypt, reflecting the impact of price increases since the third quarter of 2016. The decrease in our cigarette shipment volume, down by 7.9% excluding estimated distributor inventory movements, was mainly due to the lower total cigarette market, as well as lower cigarette market share, notably of L&M in Egypt as a result of widening price gaps with competitors' brands, partly offset by the recovery of Marlboro in Algeria following the lower-than-anticipated acceptance of Architecture 2.0 in 2016.

In Russia, estimated industry size and our shipment volume, shown in the table below, include cigarettes and our heated tobacco units. Our February quarter-to-date market share performance, as measured by Nielsen and shown in the table below, reflects that of cigarettes.

	Russia Key Market Data
	First-Quarter
			Change
	2017	2016	% / p.p.
Total Market (billion units)	54.7	59.4	(7.9)%

PMI Shipments (million units)	14,839	17,811	(16.7)%

PMI Cigarette Market Share
Marlboro	1.3%	1.4%	(0.1)
Parliament	3.6%	3.9%	(0.3)
Bond Street	9.3%	8.4%	0.9
Others	13.2%	14.1%	(0.9)
Total	27.4%	27.8%	(0.4)

The estimated total market decreased by 7.9%, reflecting the impact of excise tax-driven price increases. Excluding the net impact of estimated distributor inventory movements, mainly associated with the replenishment in the first quarter of 2016 of low inventory levels at the end of 2015, our shipment volume decreased by 7.5%, mainly due to the lower total market. The decrease of our cigarette market share was mainly due to: Parliament, reflecting the impact of price increases; Chesterfield, L&M and Next/Dubliss in "Others," primarily reflecting slower-than-anticipated retail price penetration of competitors' brands; partly offset by Bond Street; and the growth of recently-launched Philip Morris in "Others," reflecting the successful ongoing morphing of super-low price Optima and Apollo Soyuz.

In Turkey, estimated cigarette industry size, our cigarette shipment volume and February quarter-to-date cigarette market share performance, as measured by Nielsen, are shown in the table below.

	Turkey Key Market Data
	First-Quarter
			Change
	2017	2016	% / p.p.
Total Cigarette Market (billion units)	22.6	22.4	0.8%

PMI Cigarette Shipments (million units)	9,830	10,345	(5.0)%

PMI Cigarette Market Share
Marlboro	9.9%	10.0%	(0.1)
Parliament	11.3%	11.5%	(0.2)
Lark	6.8%	7.8%	(1.0)
Others	14.9%	14.6%	0.3
Total	42.9%	43.9%	(1.0)

The estimated total cigarette market increased by 0.8%. Excluding the impact of estimated trade inventory movements associated with the comparative timing of purchases ahead of anticipated price increases, the estimated total cigarette market declined by 5.4%, mainly reflecting the impact of price increases and a higher prevalence of illicit trade. The decrease in our shipments was mainly due to lower cigarette market share, reflecting the impact of price increases and, in the case of low-price Lark, competitive pressure from super-low price alternatives.

In Ukraine, estimated industry size and our shipment volume, shown in the table below, include cigarettes and our heated tobacco units. Our February quarter-to-date market share performance, as measured by Nielsen and shown in the table below, reflects that of cigarettes.

	Ukraine Key Market Data
	First-Quarter
			Change
	2017	2016	% / p.p.
Total Market (billion units)	14.9	17.3	(14.2)%

PMI Shipments (million units)	4,110	5,648	(27.2)%

PMI Cigarette Market Share
Marlboro	3.1%	3.3%	(0.2)
Parliament	3.1%	2.8%	0.3
Bond Street	9.2%	10.1%	(0.9)
Others	12.0%	13.4%	(1.4)
Total	27.4%	29.6%	(2.2)

The estimated total market decreased by 14.2%, mainly due to the impact of price increases and a challenging comparison with the first quarter of 2016, which grew by 17.3%. The decrease in our shipment volume was mainly due to the lower total market, as well as lower cigarette market share, primarily of low-price Bond Street, as well as President, down by 3.0 points to 1.4%, and Chesterfield, down by 0.7 points to 2.1%, in "Others," largely reflecting the impact of price increases. The decline in our cigarette market share was partly offset by Parliament, as well as L&M, up by 1.9 points to 6.5%, in "Others."

Asia:

Asia	For the Three Months Ended March 31,
(in millions)	2017	2016	Variance	%
Net revenues	$4,838	$4,689	$149	3.2%
Excise taxes on products	2,597	2,721	(124)	(4.6)%
Net revenues, excluding excise taxes on products	2,241	1,968	273	13.9%
Operating companies income	852	778	74	9.5%
For the three months ended March 31, 2017, net revenues increased by $149 million. Excluding excise taxes, net revenues increased by $273 million due to:

•	price increases ($143 million),

•	favorable volume/mix ($74 million) and

•	favorable currency ($56 million).

The net revenues of the Asia segment include $396 million in 2017 and $47 million in 2016 related to sale of RRPs, mainly driven by Japan. Excluding excise taxes, net revenues for RRPs were $396 million in 2017 and $47 million in 2016. In some jurisdictions, including Japan, we are not responsible for collecting excise taxes.

Operating companies income increased by $74 million during the three months ended March 31, 2017. This increase was due primarily to:

•	price increases ($143 million) and

•	favorable currency ($54 million), partly offset by

•	unfavorable volume/mix ($56 million),

•	higher marketing, administration and research costs ($45 million, primarily related to increased investment behind reduced-risk products, notably in Japan) and

•	higher manufacturing costs ($23 million).

Asia - PMI Shipment Volume Commentaries

Asia PMI Shipment Volume (Million Units)
	First-Quarter

	2017	2016	Change

Cigarettes	55,142	65,222	(15.5)%
Heated Tobacco Units	4,145	435	+100%
Total Asia	59,287	65,657	(9.7)%

Asia PMI Shipment Volume by Brand (Million Units)
	First-Quarter

	2017	2016	Change
Cigarettes
Marlboro	17,734	18,873	(6.0)%
Lark	4,566	4,302	6.1%
Parliament	2,326	2,410	(3.5)%
Others	30,516	39,637	(23.0)%
Total Cigarettes	55,142	65,222	(15.5)%
Heated Tobacco Units	4,145	435	+100%
Total Asia	59,287	65,657	(9.7)%

As shown in the table above, our total shipment volume decreased by 9.7% to 59.3 billion units, mainly due to cigarette volume declines in: Indonesia; Japan; Korea; Pakistan, reflecting the impact of excise tax-driven price increases and an increase in the prevalence of illicit trade; and the Philippines; partly offset by higher heated tobacco units volume in Japan.

The decrease in cigarette shipment volume of Marlboro was mainly due to Japan, primarily reflecting out-switching to Marlboro HeatSticks. The increase in cigarette shipment volume of Lark was driven by Japan and Korea. The decrease in cigarette shipment volume of Parliament was mainly due to Japan. The decrease in cigarette shipment volume of "Others" was mainly due to local, low-margin brands in Pakistan and the Philippines.

Asia - Key Market Commentaries
In Indonesia, estimated cigarette industry size, our cigarette shipment volume, cigarette market share and segmentation performance are shown in the tables below.

	Indonesia Key Market Data
	First-Quarter
			Change
	2017	2016	% / p.p.
Total Cigarette Market (billion units)	71.0	75.2	(5.5)%

PMI Cigarette Shipments (million units)	23,399	25,142	(6.9)%

PMI Cigarette Market Share
Sampoerna A	13.9%	14.3%	(0.4)
Dji Sam Soe	6.3%	6.6%	(0.3)
Sampoerna U	5.0%	4.5%	0.5
Others	7.8%	8.1%	(0.3)
Total	33.0%	33.5%	(0.5)

	Indonesia Segmentation Data
	First-Quarter
			Change
	2017	2016	p.p.
Segment % of Total Market
Hand-Rolled Kretek (SKT)	18.2%	18.8%	(0.6)
Machine-Made Kretek (SKM)	76.3%	75.2%	1.1
Whites (SPM)	5.5%	6.0%	(0.5)
Total	100.0%	100.0%	—

PMI % Share of Segment
Hand-Rolled Kretek (SKT)	38.0%	38.1%	(0.1)
Machine-Made Kretek (SKM)	28.6%	28.5%	0.1
Whites (SPM)	76.5%	81.3%	(4.8)

The estimated total cigarette market decreased by 5.5%, primarily reflecting the impact of tax-driven price increases. The decrease in our cigarette shipments was mainly due to the lower estimated total market. The decline of our cigarette market share mainly reflected the decline of our share of the SPM segment and the soft performance of our SKT portfolio, broadly in line with industry trends.

In Japan, estimated industry size, our shipment volume and market share performance, shown in the table below, include cigarettes and our heated tobacco units.

	Japan Key Market Data
	First-Quarter
			Change
	2017	2016	% / p.p.
Total Market (billion units)	40.6	43.9	(7.4)%

PMI Shipments (million units)
Cigarettes	10,701	11,551	(7.4)%
Heated Tobacco Units	4,145	435	+100%
Total	14,846	11,986	23.9%

PMI Market Share
Marlboro	10.0%	10.6%	(0.6)
Marlboro HeatSticks	7.1%	0.8%	6.3
Parliament	2.2%	2.3%	(0.1)
Lark	9.2%	9.2%	—
Others	1.5%	1.7%	(0.2)
Total	30.0%	24.6%	5.4

The estimated total market decreased by 7.4%, or by 4.3% excluding the net impact of estimated trade inventory movements mainly associated with our principal competitor's products in the first quarter of 2016 ahead of its retail price increases. Our shipment volume increased by 11.6%, excluding the net impact of distributor inventory movements primarily associated with the timing of Marlboro HeatSticks in transit to Japan, mainly reflecting higher share driven by Marlboro HeatSticks.

In Korea, estimated cigarette industry size, our cigarette shipment volume and cigarette market share performance are shown in the table below.

	Korea Key Market Data
	First-Quarter
			Change
	2017	2016	% / p.p.
Total Cigarette Market (billion units)	16.1	17.0	(5.2)%

PMI Cigarette Shipments (million units)	3,049	3,543	(13.9)%

PMI Cigarette Market Share
Marlboro	8.7%	9.4%	(0.7)
Parliament	8.0%	7.5%	0.5
Virginia S.	2.0%	3.4%	(1.4)
Others	0.4%	0.6%	(0.2)
Total	19.1%	20.9%	(1.8)

The estimated total cigarette market decreased by 5.2%, primarily reflecting a challenging comparison with the first quarter of 2016 which increased by 40.9%. The decrease in our cigarette shipment volume was due to the lower total market, as well as lower cigarette market share, which was unfavorably impacted by the estimated trade inventory movements.

In the Philippines, estimated cigarette industry size, our cigarette shipment volume and cigarette market share performance are shown in the table below.

	Philippines Key Market Data
	First-Quarter
			Change
	2017	2016	% / p.p.
Total Cigarette Market (billion units)	16.6	19.6	(15.6)%

PMI Cigarette Shipments (million units)	10,955	14,474	(24.3)%

PMI Cigarette Market Share
Marlboro	32.5%	27.5%	5.0
Fortune	17.4%	25.0%	(7.6)
Jackpot	5.9%	9.0%	(3.1)
Others	10.3%	12.2%	(1.9)
Total	66.1%	73.7%	(7.6)

The estimated total cigarette market decreased by 15.6%, mainly due to the impact of excise tax-driven price increases, including those on our full brand portfolio in the fourth quarter of 2016, as well as a high prevalence of illicit trade. The decline in our cigarette shipment volume was due to the lower total cigarette market, as well as lower cigarette market share, particularly of our low and super-low price brands as a result of the timing of competitors' price increases, and widened price gaps to our principal competitor's discounted brands, partly offset by Marlboro, which benefited from in-switching from lower-priced brands.

Latin America & Canada:

Latin America & Canada	For the Three Months Ended March 31,
(in millions)	2017	2016	Variance	%
Net revenues	$2,134	$1,959	$175	8.9%
Excise taxes on products	1,528	1,309	219	16.7%
Net revenues, excluding excise taxes on products	606	650	(44)	(6.8)%
Operating companies income	177	229	(52)	(22.7)%

For the three months ended March 31, 2017, net revenues increased by $175 million. Excluding excise taxes, net revenues decreased by $44 million due to:

•	unfavorable volume/mix ($87 million) and

•	unfavorable currency ($22 million), partly offset by

•	price increases ($65 million).

Operating companies income decreased by $52 million during the three months ended March 31, 2017 due primarily to:

•	unfavorable volume/mix ($75 million),

•	unfavorable currency ($26 million) and

•	higher manufacturing costs ($17 million), partly offset by

•	price increases ($65 million).

Latin America & Canada - PMI Shipment Volume Commentaries

Latin America & Canada PMI Shipment Volume (Million Units)
	First-Quarter

	2017	2016	Change

Cigarettes	19,296	21,700	(11.1)%
Heated Tobacco Units	1	—	—%
Total Latin America & Canada	19,297	21,700	(11.1)%

Latin America & Canada PMI Shipment Volume by Brand (Million Units)
	First-Quarter

	2017	2016	Change
Cigarettes
Marlboro	7,625	8,880	(14.1)%
Philip Morris	3,440	4,631	(25.7)%
Chesterfield	1,887	171	+100.0%
Others	6,344	8,018	(20.9)%
Total Cigarettes	19,296	21,700	(11.1)%
Heated Tobacco Units	1	—	—%
Total Latin America & Canada	19,297	21,700	(11.1)%

As shown in the table above, our total shipment volume decreased by 11.1% to 19.3 billion units, mainly due to cigarette volume declines in Argentina, Canada and Mexico.

The decrease in cigarette shipment volume of Marlboro was mainly due to Argentina and Mexico. The decrease in cigarette shipment volume of Philip Morris was mainly due to Argentina. The increase in cigarette shipment volume of Chesterfield was driven by Argentina, Colombia and Venezuela. The decrease in cigarette shipment volume of "Others" was mainly due to largely local, lower-margin brands in Canada, Colombia and Mexico.

Latin America & Canada - Key Market Commentaries

In Argentina, estimated cigarette industry size, our cigarette shipment volume and cigarette market share performance are shown in the table below.

	Argentina Key Market Data
	First-Quarter
			Change
	2017	2016	% / p.p.
Total Cigarette Market (billion units)	9.3	9.8	(4.3)%

PMI Cigarette Shipments (million units)	6,948	7,526	(7.7)%

PMI Cigarette Market Share
Marlboro	20.2%	24.0%	(3.8)
Chesterfield	14.5%	1.6%	12.9
Philip Morris	33.9%	44.6%	(10.7)
Others	5.9%	7.0%	(1.1)
Total	74.5%	77.2%	(2.7)

The estimated total cigarette market decreased by 4.3%, primarily reflecting the impact of excise tax increases in May 2016, which drove a more than 50% increase in average industry retail prices, as well as retail price increases in the first quarter of 2017. The decrease in our cigarette shipment volume was mainly due to the lower total market, as well as lower cigarette market share, impacted by down-trading of Marlboro and mid-price Philip Morris, partly offset by low-price Chesterfield that also benefited from its successful morphing from Next.

In Canada, estimated industry size, our shipment volume and market share performance, shown in the table below, include cigarettes and our heated tobacco units.

	Canada Key Market Data
	First-Quarter
			Change
	2017	2016	% / p.p.
Total Market (billion units)	4.9	5.6	(12.4)%

PMI Shipments (million units)	1,776	2,184	(18.7)%

PMI Market Share
Belmont	3.6%	3.7%	(0.1)
Canadian Classics	8.9%	10.7%	(1.8)
Next	10.9%	11.6%	(0.7)
Others*	11.5%	13.2%	(1.7)
Total	34.9%	39.2%	(4.3)
*Includes heated tobacco units.

The estimated total market decreased by 12.4%, mainly reflecting a difficult comparison with the first quarter of 2016, which grew by 1.4%. Excluding the impact of estimated trade inventory movements associated with retail price increases in January 2017, the total market decreased by 8.8%. The decrease in our shipment volume was mainly due to the lower total market, as well as lower cigarette market share, which largely reflected the unfavorable impact of the estimated trade inventory movements.

In Mexico, estimated cigarette industry size, our cigarette shipment volume and cigarette market share performance are shown in the table below.

	Mexico Key Market Data
	First-Quarter
			Change
	2017	2016	% / p.p.
Total Cigarette Market (billion units)	7.9	8.9	(11.3)%

PMI Cigarette Shipments (million units)	5,059	5,982	(15.4)%

PMI Cigarette Market Share
Marlboro	46.0%	47.5%	(1.5)
Delicados	8.2%	9.9%	(1.7)
Benson & Hedges	4.9%	4.2%	0.7
Others	5.2%	5.9%	(0.7)
Total	64.3%	67.5%	(3.2)

The estimated total cigarette market decreased by 11.3%. Excluding the impact of estimated trade inventory movements associated with industry retail price increases in January 2017, the estimated total cigarette market increased by 1.8%. The decrease in our cigarette shipment volume mainly reflected the lower total cigarette market. The decline of our cigarette market share largely reflected the unfavorable impact of the estimated trade inventory movements.

Financial Review
Net Cash Provided by Operating Activities

During the first quarter of 2017, net cash provided by operating activities of $843 million increased by $381 million compared with the first quarter of 2016. Excluding unfavorable currency movements of $118 million, the change was primarily due to lower working capital requirements, partially offset by the 2017 payment in the South Korean tax matter (see Note 8. Contingencies for additional information).
Excluding currency, the favorable variance in working capital was due primarily to the following:

•	more cash provided by inventories, primarily due to lower finished goods inventories and lower leaf purchases; and

•	more cash provided by accounts receivable, primarily due to the timing of sales and cash collections; partially offset by

•	more cash used for accrued liabilities and other current assets, primarily due to the timing of payments for excise taxes.

Net Cash Used in Investing Activities
During the first quarter of 2017, net cash used in investing activities was $579 million, compared with net cash used in investing activities of $419 million during the first quarter of 2016. This change was due principally to cash collateral movements, primarily from derivatives designated as net investment hedges, and higher capital expenditures.

Our capital expenditures were $292 million and $226 million during the three months ended March 31, 2017 and 2016, respectively. The 2017 expenditures were primarily related to our ongoing investments in RRPs to support capacity expansion (notably for heated tobacco units). In support of our plans to increase heated tobacco unit production, we announced on April 20, 2017 that we are increasing our planned capital expenditures in 2017 to $1.6 billion, from the $1.5 billion previously communicated.

Net Cash Provided by (Used in) Financing Activities
During the first quarter of 2017, net cash provided by financing activities was $341 million, compared with net cash used of $593 million during the first quarter of 2016. The change was due primarily to higher proceeds from long-term debt (primarily the $2.5 billion proceeds in the first quarter of 2017 versus the $2.0 billion proceeds in the first quarter of 2016 from our U.S. dollar debt issuances) and higher net proceeds from short-term borrowings.
Dividends paid in the first quarter of 2017 and 2016 were $1,618 million and $1,585 million, respectively.

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
Credit Ratings – The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. At March 31, 2017, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Negative
Fitch	F1	A	Negative

Credit Facilities – On January 27, 2017, we entered into an agreement to extend our $2.0 billion 364-day revolving credit facility from February 7, 2017 to February 6, 2018.
At March 31, 2017, our committed credit facilities and commercial paper outstanding were as follows:

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

At March 31, 2017, there were no borrowings under the committed credit facilities, and the entire committed amounts were available for borrowing.
All banks participating in our committed credit facilities have an investment-grade long-term credit rating from the credit rating agencies. We continuously monitor the credit quality of our banking group, and at this time we are not aware of any potential non-performing credit provider.
Each of these facilities requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“consolidated EBITDA”) to consolidated interest expense of not less than 3.5 to 1.0 on a rolling four-quarter basis. At March 31, 2017, our ratio calculated in accordance with the agreements was 10.6 to 1.0. These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require us to post collateral. We expect to continue to meet our covenants. The terms “consolidated EBITDA” and “consolidated interest expense,” both of which include certain adjustments, are defined in the facility agreements previously filed with the U.S. Securities and Exchange Commission.
In addition to the committed credit facilities discussed above, certain of our subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $3.2 billion at March 31, 2017 and $2.9 billion at December 31, 2016, are for the sole use of our subsidiaries. Borrowings under these arrangements amounted to $1.0 billion at March 31, 2017, and $643 million at December 31, 2016.

Commercial Paper Program – We have commercial paper programs in place in the U.S. and in Europe. Our commercial paper programs in place in the U.S. and in Europe currently have an aggregate issuance capacity of $8.0 billion. At March 31, 2017 and December 31, 2016, we had no commercial paper outstanding.
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

Our operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of March 31, 2017, and March 31, 2016 were $561 million and $589 million, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows.

For further details, see Note 15. Sale of Accounts Receivable to our condensed consolidated financial statements.

Debt – Our total debt was $31.3 billion at March 31, 2017 and $29.1 billion at December 31, 2016.

On February 14, 2017, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.
Our debt issuances in the first quarter of 2017 were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity

U.S. dollar notes	(a)	$700	1.625%	February 2017	February 2019
U.S. dollar notes	(b)	$300	Floating	February 2017	February 2020
U.S. dollar notes	(a)	$1,000	2.000%	February 2017	February 2020
U.S. dollar notes	(a)	$500	2.625%	February 2017	February 2022

(a) Interest on these notes is payable semi-annually in arrears beginning in August 2017.
(b) Interest on these notes is payable quarterly in arrears beginning in May 2017.
The net proceeds from the sale of the securities listed in the table above have been and will be used for general corporate purposes.
Guarantees – At March 31, 2017, we were contingently liable for $0.7 billion of guarantees of our own performance, which were primarily related to excise taxes on the shipment of our products. There is no liability in the condensed consolidated financial statements associated with these guarantees. At March 31, 2017, our third-party guarantees were insignificant.

Equity and Dividends

We discuss our stock awards as of March 31, 2017 in Note 2. Stock Plans to our condensed consolidated financial statements.

During 2016, we did not repurchase any shares under a share repurchase program and we do not presently intend to repurchase shares of our common stock in 2017.
Dividends paid in the first three months of 2017 were $1.6 billion. During the third quarter of 2016, our Board of Directors approved a 2.0% increase in the quarterly dividend to $1.04 per common share. As a result, the present annualized dividend rate is $4.16 per common share.

Market Risk
Counterparty Risk - We predominantly work with financial institutions with strong short- and long-term credit ratings as assigned by Standard & Poor’s and Moody’s. These banks are also part of a defined group of relationship banks. Non-investment grade institutions are only used in certain emerging markets to the extent required by local business needs. We have a conservative approach when it comes to choosing financial counterparties and financial instruments. As such, we do not invest or hold investments in any structured or equity-linked products. The majority of our cash and cash equivalents is currently invested in demand deposits maturing within less than 30 days.
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
See Note 5. Financial Instruments, Note 11. Fair Value Measurements, and Note 13. Balance Sheet Offsetting to our condensed consolidated financial statements for further details on our derivative financial instruments and the related collateral arrangements.

Contingencies
See Note 8. Contingencies to our condensed consolidated financial statements for a discussion of contingencies.

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
Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volume in many of our markets, and we expect that such factors will continue to reduce consumption levels and will increase down-trading and the risk of counterfeiting, contraband, "illicit whites" and legal cross-border purchases. Significant regulatory developments will take place over the next few years in most of our markets, driven principally by the World Health Organization's Framework Convention on Tobacco Control ("FCTC"). The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation. The FCTC has led to increased efforts by tobacco control advocates and public health organizations to promote increasingly restrictive regulatory measures on the marketing and sale of tobacco products to adult smokers. Regulatory initiatives that have been proposed, introduced or enacted include:

•	restrictions on, or licensing of, outlets permitted to sell cigarettes;

•	the levying of substantial and increasing tax and duty charges;

•	restrictions or bans on advertising, marketing and sponsorship;

•	the display of larger health warnings, graphic health warnings and other labeling requirements;

•	restrictions on packaging design, including the use of colors, and plain packaging;

•	restrictions on packaging and cigarette formats and dimensions;

•	restrictions or bans on the display of tobacco product packaging at the point of sale and restrictions or bans on cigarette vending machines;

•	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents;

•	disclosure, restrictions, or bans of tobacco product ingredients;

•	increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;

•	restrictions on the sale of novel tobacco or nicotine-containing products;

•	elimination of duty free sales and duty free allowances for travelers; and

•	encouraging litigation against tobacco companies.

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
There is litigation related to tobacco products pending in certain jurisdictions. Damages claimed in some tobacco-related litigation are significant and, in certain cases in Brazil, Canada and Nigeria, range into the billions of U.S. dollars. We anticipate that new cases will continue to be filed. The FCTC encourages litigation against tobacco product manufacturers. It is possible that our consolidated results of operations, cash flows or financial position could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. Please see Note 8. Contingencies to our condensed consolidated financial statements for a discussion of pending litigation.

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
We may be unable to anticipate changes in consumer preferences or to respond to consumer behavior influenced by economic downturns.
Our business is subject to changes in adult consumer preferences, which may be influenced by local economic conditions. To be successful, we must:

•	promote brand equity successfully;

•	anticipate and respond to new adult consumer trends;

•	develop new products and markets and broaden brand portfolios;

•	improve productivity;

•	ensure adequate production capacity to meet demand for our products; and

•	be able to protect or enhance margins through price increases.

In periods of economic uncertainty, adult consumers may tend to purchase lower-price brands, and the volume of our premium-price and mid-price brands and our profitability could suffer accordingly. Such down-trading trends may be reinforced by regulation that limits branding, communication and product differentiation.
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
As with other agricultural commodities, the price of tobacco leaf and cloves can be influenced by imbalances in supply and demand, and crop quality can be influenced by variations in weather patterns, including those caused by climate change. Tobacco production in certain countries is subject to a variety of controls, including government mandated prices and production control programs. Changes in the patterns of demand for agricultural products could cause farmers to produce less tobacco or cloves. Any significant change in tobacco leaf and clove prices, quality and quantity could affect our profitability and our business.
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
See Note 8. Contingencies of the Notes to the Condensed Consolidated Financial Statements included in Part I – Item 1 of this report for a discussion of legal proceedings pending against Philip Morris International Inc. and its subsidiaries.

Item 1A.	Risk Factors.
Information regarding Risk Factors appears in “MD&A – Cautionary Factors That May Affect Future Results,” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity for each of the three months in the quarter ended March 31, 2017 was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2017 – January 31, 2017 (1)	—	$—	—	$—
February 1, 2017 – February 28, 2017 (1)	—	$—	—	$—
March 1, 2017 – March 31, 2017 (1)	—	$—	—	$—
Pursuant to Publicly Announced Plans or Programs	—	$—
January 1, 2017 – January 31, 2017 (2)	234	$91.48
February 1, 2017 – February 28, 2017 (2)	181,890	$102.24
March 1, 2017 – March 31, 2017 (2)	1,394	$108.10
For the Quarter Ended March 31, 2017	183,518	$102.27

(1)	During this reporting period, we did not have an authorized share repurchase program.

(2)	Shares repurchased represent shares tendered to us by employees who vested in restricted share unit awards and used shares to pay all, or a portion of, the related taxes.

Item 6.	Exhibits.

3.1	Amended and Restated By-Laws of Philip Morris International Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed December 9, 2016).

10.1
Extension Agreement, effective February 7, 2017, to the Credit Agreement, dated as of February 12, 2013, among Philip Morris International Inc., the lenders named therein, Citibank Europe PLC, UK Branch (formerly, Citibank International Limited), as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 30, 2017).

10.2	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 7, 2017).

10.3	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 7, 2017).

10.4	Amendment to Employment Agreement with André Calantzopoulos.

10.5	Amendment to Employment Agreement with Marc S. Firestone.

10.6	Amendment to Employment Agreement with Martin King.

10.7	Amendment to Employment Agreement with Jacek Olczak.

10.8	Amendment to Employment Agreement with Miroslaw Zielinski.

12	Statement regarding computation of ratios of earnings to fixed charges.

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

April 27, 2017