Form 10-Q
period 2017-06-30
Philip Morris International Inc.
filed 2017-07-27
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At July 24, 2017, there were 1,553,188,111 shares outstanding of the registrant’s common stock, no par value per share.

PHILIP MORRIS INTERNATIONAL INC.

In this report, “PMI,” “we,” “us” and “our” refer to Philip Morris International Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$6,197	$4,239
Receivables (less allowances of $41 in 2017 and $42 in 2016)	3,648	3,499
Inventories:
Leaf tobacco	2,708	2,498
Other raw materials	1,511	1,569
Finished product	3,511	4,950
	7,730	9,017
Other current assets	857	853
Total current assets	18,432	17,608
Property, plant and equipment, at cost	13,556	12,360
Less: accumulated depreciation	6,927	6,296
	6,629	6,064
Goodwill (Note 4)	7,614	7,324
Other intangible assets, net (Note 4)	2,527	2,470
Investments in unconsolidated subsidiaries (Note 14)	1,072	1,011
Deferred income taxes	800	859
Other assets	1,586	1,515
TOTAL ASSETS	$38,660	$36,851

See notes to condensed consolidated financial statements.
Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share data)
(Unaudited)

	June 30, 2017	December 31, 2016
LIABILITIES
Short-term borrowings (Note 10)	$898	$643
Current portion of long-term debt (Note 10)	4,254	2,573
Accounts payable	1,909	1,666
Accrued liabilities:
Marketing and selling	682	575
Taxes, except income taxes	5,376	6,204
Employment costs	743	800
Dividends payable	1,623	1,621
Other	1,337	1,553
Income taxes	421	832
Total current liabilities	17,243	16,467
Long-term debt (Note 10)	26,595	25,851
Deferred income taxes	1,362	1,897
Employment costs	2,908	2,800
Other liabilities	829	736
Total liabilities	48,937	47,751
Contingencies (Note 8)
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2017 and 2016)	—	—
Additional paid-in capital	1,917	1,964
Earnings reinvested in the business	30,528	30,397
Accumulated other comprehensive losses	(9,070)	(9,559)
	23,375	22,802
Less: cost of repurchased stock (556,129,215 and 557,930,784 shares in 2017 and 2016, respectively)	35,383	35,490
Total PMI stockholders’ deficit	(12,008)	(12,688)
Noncontrolling interests	1,731	1,788
Total stockholders’ deficit	(10,277)	(10,900)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$38,660	$36,851

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Net revenues	$35,875	$35,829
Cost of sales	4,696	4,460
Excise taxes on products	22,894	23,097
Gross profit	8,285	8,272
Marketing, administration and research costs	3,124	3,009
Amortization of intangibles	44	37
Operating income	5,117	5,226
Interest expense, net	432	470
Earnings before income taxes	4,685	4,756
Provision for income taxes	1,230	1,346
Equity (income)/loss in unconsolidated subsidiaries, net	(45)	(37)
Net earnings	3,500	3,447
Net earnings attributable to noncontrolling interests	129	129
Net earnings attributable to PMI	$3,371	$3,318
Per share data (Note 6):
Basic earnings per share	$2.17	$2.13
Diluted earnings per share	$2.17	$2.13
Dividends declared	$2.08	$2.04

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended June 30,
	2017	2016
Net revenues	$19,319	$19,041
Cost of sales	2,519	2,364
Excise taxes on products	12,402	12,392
Gross profit	4,398	4,285
Marketing, administration and research costs	1,655	1,513
Amortization of intangibles	22	19
Operating income	2,721	2,753
Interest expense, net	213	223
Earnings before income taxes	2,508	2,530
Provision for income taxes	689	716
Equity (income)/loss in unconsolidated subsidiaries, net	(23)	(28)
Net earnings	1,842	1,842
Net earnings attributable to noncontrolling interests	61	54
Net earnings attributable to PMI	$1,781	$1,788
Per share data (Note 6):
Basic earnings per share	$1.14	$1.15
Diluted earnings per share	$1.14	$1.15
Dividends declared	$1.04	$1.02

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Net earnings	$3,500	$3,447
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustment:
Unrealized gains (losses), net of income taxes of $546 in 2017 and $47 in 2016	430	538
Change in net loss and prior service cost:
Net losses and prior service costs, net of income taxes of $- in 2017 and $3 in 2016	—	(10)
Amortization of net losses, prior service costs and net transition costs, net of income taxes of ($19) in 2017 and ($17) in 2016	111	110
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $8 in 2017 and $30 in 2016	(53)	(173)
(Gains) losses transferred to earnings, net of income taxes of $1 in 2017 and ($3) in 2016	(2)	3
Total other comprehensive earnings	486	468
Total comprehensive earnings	3,986	3,915
Less comprehensive earnings attributable to:
Noncontrolling interests	126	150
Comprehensive earnings attributable to PMI	$3,860	$3,765

See notes to condensed consolidated financial statements

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended June 30,
	2017	2016
Net earnings	$1,842	$1,842
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $390 in 2017 and ($115) in 2016	127	—
Change in net loss and prior service cost:
Amortization of net losses, prior service costs and net transition costs, net of income taxes of ($10) in 2017 and ($9) in 2016	55	55
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of ($3) in 2017 and $13 in 2016	22	(111)
(Gains) losses transferred to earnings, net of income taxes of ($1) in 2017 and ($2) in 2016	(7)	10
Total other comprehensive earnings (losses)	197	(46)
Total comprehensive earnings	2,039	1,796
Less comprehensive earnings attributable to:
Noncontrolling interests	63	49
Comprehensive earnings attributable to PMI	$1,976	$1,747

See notes to condensed consolidated financial statements

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Six Months Ended June 30, 2017 and 2016
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, January 1, 2016	$—	$1,929	$29,842	$(9,402)	$(35,613)	$1,768	$(11,476)
Net earnings			3,318			129	3,447
Other comprehensive earnings (losses), net of income taxes				447		21	468
Issuance of stock awards		(22)			120		98
Dividends declared ($2.04 per share)			(3,175)				(3,175)
Payments to noncontrolling interests						(163)	(163)
Other		—				2	2
Balances, June 30, 2016	$—	$1,907	$29,985	$(8,955)	$(35,493)	$1,757	$(10,799)
Balances, January 1, 2017	$—	$1,964	$30,397	$(9,559)	$(35,490)	$1,788	$(10,900)
Net earnings			3,371			129	3,500
Other comprehensive earnings (losses), net of income taxes				489		(3)	486
Issuance of stock awards		(41)			107		66
Dividends declared ($2.08 per share)			(3,240)				(3,240)
Payments to noncontrolling interests						(192)	(192)
Other		(6)				9	3
Balances, June 30, 2017	$—	$1,917	$30,528	$(9,070)	$(35,383)	$1,731	$(10,277)

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$3,500	$3,447

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	407	360
Deferred income tax provision	70	44
Asset impairment and exit costs, net of cash paid	(6)	(22)
Cash effects of changes:
Receivables, net	(14)	(385)
Inventories	1,664	699
Accounts payable	136	272
Income taxes	(460)	(468)
Accrued liabilities and other current assets	(1,120)	(1,189)
Pension plan contributions	(29)	(73)
Other	(77)	151
Net cash provided by operating activities	4,071	2,836

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(560)	(480)
Investments in unconsolidated subsidiaries	(19)	(16)
Net investment hedges and other	(660)	59
Net cash used in investing activities	(1,239)	(437)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Short-term borrowing activity by original maturity:
Net issuances (repayments) - maturities of 90 days or less	$266	$(111)
Long-term debt proceeds	2,482	3,536
Long-term debt repaid	(815)	(2,072)
Dividends paid	(3,236)	(3,173)
Sale (purchase) of subsidiary shares to/(from) noncontrolling interests	3	5
Other	(291)	(179)
Net cash used in financing activities	(1,591)	(1,994)
Effect of exchange rate changes on cash and cash equivalents	717	(8)

Cash and cash equivalents:
Increase	1,958	397
Balance at beginning of period	4,239	3,417
Balance at end of period	$6,197	$3,814

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

Note 2. Stock Plans:

In May 2017, PMI’s shareholders approved the Philip Morris International Inc. 2017 Performance Incentive Plan (the “2017 Plan”). The 2017 Plan replaced the 2012 Performance Incentive Plan, and there will be no additional grants under the replaced plan. Under the 2017 Plan, PMI may grant to eligible employees restricted shares and restricted share units, performance-based cash incentive awards and performance-based equity awards. Up to 25 million shares of PMI’s common stock may be issued under the 2017 Plan. At June 30, 2017, shares available for grant under the 2017 Plan were 24,999,090.

In May 2017, PMI’s shareholders also approved the Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors (the “2017 Non-Employee Directors Plan”). The 2017 Non-Employee Directors Plan replaced the 2008 Stock Compensation Plan for Non-Employee Directors, and there will be no additional grants under the replaced plan. A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the 2017 Non-Employee Directors Plan. At June 30, 2017, shares available for grant under the plan were 1,000,000.

Accounting Policy

PMI’s accounting policy is to estimate the number of awards expected to be forfeited and adjust the expense when it is no longer probable that the employee will fulfill the service condition.

Restricted share unit (RSU) awards

During the six months ended June 30, 2017 and 2016, shares granted to eligible employees and the weighted-average grant date fair value per share related to RSU awards were as follows:

	Number of Shares Granted	Weighted-Average Grant Date Fair Value Per RSU Award Granted
2017	1,202,970	$98.48
2016	1,212,050	$89.02

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Compensation expense related to RSU awards were as follows:

	Compensation Expense Related to RSU Awards
(in millions)	For the Six Months Ended June 30,	For the Three Months Ended June 30,
2017	$60	$25
2016	$69	$28

As of June 30, 2017, PMI had $159 million of total unrecognized compensation cost related to non-vested RSU awards. The cost is recognized over the original restriction period of the awards, which is typically three years after the date of the award, or upon death, disability or reaching the age of 58.

During the six months ended June 30, 2017, 1,990,015 RSU awards vested. The grant date fair value of all the vested awards was approximately $155 million. The total fair value of RSU awards that vested during the six months ended June 30, 2017 was approximately $204 million.

Performance share unit (PSU) awards

During the six months ended June 30, 2017 and 2016, PMI granted PSU awards to certain executives. The PSU awards require the achievement of certain performance factors, which are predetermined at the time of grant, over a three-year performance cycle. PMI’s performance metrics consist of PMI’s Total Shareholder Return (TSR) relative to a predetermined peer group and on an absolute basis, PMI’s currency-neutral compound annual adjusted operating companies income growth rate, excluding acquisitions, and PMI’s performance against specific measures of PMI’s innovation and transformation. The aggregate of the weighted performance factors for the three metrics determines the percentage of PSUs that will vest at the end of the three-year performance cycle. The minimum percentage of PSUs that can vest is zero, with a target percentage of 100 and a maximum percentage of 200. Each vested PSU entitles the participant to one share of common stock. An aggregate weighted PSU performance factor of 100 will result in the targeted number of PSUs being vested. At the end of the performance cycle, participants are entitled to an amount equivalent to the accumulated dividends paid on common stock during the performance cycle for the number of shares earned.

During the six months ended June 30, 2017 and 2016, shares granted to eligible employees and the grant date fair value per share related to PSU awards were as follows:

	Number of Shares Granted	Grant Date Fair Value Subject to TSR Performance Factor Per Share (a)	Grant Date Fair Value Subject to Other Performance Factors Per Share (b)
2017	393,460	$128.72	$98.29
2016	428,400	$104.60	$89.02

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Compensation expense related to PSU awards were as follows:

	Compensation Expense Related to PSU Awards
(in millions)	For the Six Months Ended June 30,	For the Three Months Ended June 30,
2017	$25	$8
2016	$20	$8

As of June 30, 2017, PMI had $46 million of total unrecognized compensation cost related to non-vested PSU awards. The cost is recognized over the performance cycle of the awards, or upon death, disability or reaching the age of 58.
During the six months ended June 30, 2017, there were no PSU awards that vested.

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

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Service cost	$2	$2	$100	$100
Interest cost	7	8	46	64
Expected return on plan assets	(7)	(7)	(153)	(164)
Amortization:
Net loss	—	2	88	88
Prior service cost	4	3	3	2
Net periodic pension cost	$6	$8	$84	$90

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2017	2016	2017	2016
Service cost	$1	$1	$50	$50
Interest cost	4	4	23	33
Expected return on plan assets	(4)	(4)	(77)	(83)
Amortization:
Net loss	—	1	44	44
Prior service cost	2	2	2	1
Net periodic pension cost	$3	$4	$42	$45

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Employer Contributions
PMI makes, and plans to make, contributions, to the extent that they are tax deductible and to meet specific funding requirements of its funded U.S. and non-U.S. plans. Employer contributions of $29 million were made to the pension plans during the six months ended June 30, 2017. Currently, PMI anticipates making additional contributions during the remainder of 2017 of approximately $45 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest and currency rates.

Note 4. Goodwill and Other Intangible Assets, net:
Goodwill and other intangible assets, net, by segment were as follows:

	Goodwill		Other Intangible Assets, net
(in millions)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
European Union	$1,355	$1,238	$471	$479
Eastern Europe, Middle East & Africa	404	372	198	200
Asia	3,617	3,596	1,071	1,074
Latin America & Canada	2,238	2,118	787	717
Total	$7,614	$7,324	$2,527	$2,470
Goodwill primarily reflects PMI’s acquisitions in Canada, Colombia, Greece, Indonesia, Mexico, Pakistan and Serbia, as well as the business combination in the Philippines. The movements in goodwill from December 31, 2016, were as follows:

(in millions)	European Union	Eastern Europe, Middle East & Africa	Asia	Latin America & Canada	Total
Balances, December 31, 2016	$1,238	$372	$3,596	$2,118	$7,324
Changes due to:
Currency	117	32	21	120	290
Balances, June 30, 2017	$1,355	$404	$3,617	$2,238	$7,614
Additional details of other intangible assets were as follows:

	June 30, 2017		December 31, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$1,380		$1,455
Amortizable intangible assets	1,785	$638	1,598	$583
Total other intangible assets	$3,165	$638	$3,053	$583

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia in 2005 and Mexico in 2007. Amortizable intangible assets primarily consist of certain trademarks and distribution networks associated with business combinations. During the first quarter of 2017, PMI reclassified three trademarks with a gross carrying amount of $153 million from non-amortizable intangible assets to amortizable intangible assets. The gross carrying amount, the range of useful lives as well as the weighted-average remaining useful life of amortizable intangible assets at June 30, 2017, were as follows:

(dollars in millions)	Gross Carrying Amount	Initial Estimated Useful Lives	Weighted-Average Remaining Useful Life
Trademarks	$1,547	2 - 40 years	19 years
Distribution networks	151	5 - 30 years	9 years
Other (including farmer contracts and intellectual property rights)	87	4 - 17 years	9 years
	$1,785

Pre-tax amortization expense for intangible assets during the six months ended June 30, 2017 and 2016 was $44 million and $37 million, respectively, and $22 million and $19 million for the three months ended June 30, 2017 and 2016, respectively. Amortization expense for each of the next five years is estimated to be $86 million or less, assuming no additional transactions occur that require the amortization of intangible assets.
The increase in the gross carrying amount of other intangible assets from December 31, 2016, was primarily due to currency movements.
During the second quarter of 2017, PMI completed its annual review of goodwill and non-amortizable intangible assets for potential impairment, and no impairment charges were required as a result of this review. Additionally, PMI elected to early adopt Accounting Standards Update ASU 2017-04 “Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment,” which had no impact on PMI's impairment review or conclusion.

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

PMI uses deliverable and non-deliverable forward foreign exchange contracts, foreign currency swaps and foreign currency options, collectively referred to as foreign exchange contracts ("foreign exchange contracts"), and interest rate contracts to mitigate its exposure to changes in exchange and interest rates from third-party and intercompany actual and forecasted transactions. The primary currencies to which PMI is exposed include the Australian dollar, Canadian dollar, Euro, Indonesian rupiah, Japanese yen, Mexican peso, Russian ruble, Swiss franc and Turkish lira. At June 30, 2017, PMI had contracts with aggregate notional amounts of $33.7 billion of which $4.3 billion related to cash flow hedges, $13.1 billion related to hedges of net investments in foreign operations and $16.3 billion related to other derivatives that primarily offset currency exposures on intercompany financing.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The fair value of PMI’s foreign exchange contracts included in the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, were as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in millions)	Balance Sheet Classification	At June 30, 2017	At December 31, 2016	Balance Sheet Classification	At June 30, 2017	At December 31, 2016
Foreign exchange contracts designated as hedging instruments	Other current assets	$70	$207	Other accrued liabilities	$212	$66
	Other assets	133	436	Other liabilities	361	36
Foreign exchange contracts not designated as hedging instruments	Other current assets	194	161	Other accrued liabilities	37	61
	Other assets	—	9	Other liabilities	26	—
Total derivatives		$397	$813		$636	$163

For the six months and three months ended June 30, 2017 and 2016, PMI's cash flow and net investment hedging instruments impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Six Months Ended June 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings
	2017	2016		2017	2016
Derivatives in Cash Flow Hedging Relationship
Foreign exchange contracts	$(61)	$(203)
			Net revenues	$15	$(1)
			Cost of sales	—	25
			Marketing, administration and research costs	—	(1)
			Interest expense, net	(12)	(29)
Derivatives in Net Investment Hedging Relationship
Foreign exchange contracts	(940)	(59)
Total	$(1,001)	$(262)		$3	$(6)

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(pre-tax, in millions)	For the Three Months Ended June 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings
	2017	2016		2017	2016
Derivatives in Cash Flow Hedging Relationship
Foreign exchange contracts	$25	$(124)
			Net revenues	$6	$(6)
			Cost of sales	—	11
			Marketing, administration and research costs	9	(5)
			Interest expense, net	(9)	(12)
Derivatives in Net Investment Hedging Relationship
Foreign exchange contracts	(691)	138
Total	$(666)	$14		$6	$(12)
Cash Flow Hedges
PMI has entered into foreign exchange contracts to hedge the foreign currency exchange and interest rate risks related to certain forecasted transactions. The effective portion of gains and losses associated with qualifying cash flow hedge contracts is deferred as a component of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. During the six months and three months ended June 30, 2017 and 2016, ineffectiveness related to cash flow hedges was not material. As of June 30, 2017, PMI has hedged forecasted transactions for periods not exceeding the next eighteen months with the exception of one foreign exchange contract that expires in May 2024. The impact of these hedges is primarily included in operating cash flows on PMI’s condensed consolidated statements of cash flows.

Hedges of Net Investments in Foreign Operations

PMI designates certain foreign currency denominated debt and foreign exchange contracts as net investment hedges of its foreign operations. For the six months ended June 30, 2017 and 2016, these hedges of net investments resulted in losses, net of income taxes, of $1,025 million and $79 million, respectively. For the three months ended June 30, 2017 and 2016, these hedges of net investments resulted in gains (losses), net of income taxes, of $(731) million and $188 million, respectively. These gains (losses) were reported as a component of accumulated other comprehensive losses within currency translation adjustments. For the six months and three months ended June 30, 2017 and 2016, ineffectiveness related to net investment hedges was not material. The premiums paid for, and settlements of, net investment hedges are included in net investment hedges and other investing cash flows on PMI’s condensed consolidated statements of cash flows.

Other Derivatives

PMI has entered into foreign exchange contracts to hedge the foreign currency exchange and interest rate risks related to intercompany loans between certain subsidiaries, and third-party loans. While effective as economic hedges, no hedge accounting is applied for these contracts; therefore, the unrealized gains (losses) relating to these contracts are reported in PMI’s condensed consolidated statements of earnings. For the six months ended June 30, 2017 and 2016, the gains from contracts for which PMI did not apply hedge accounting were $149 million and $69 million, respectively. For the three months ended June 30, 2017 and 2016, the gains (losses) from contracts for which PMI did not apply hedge accounting were $188 million and $(22) million, respectively. The gains (losses) from these contracts substantially offset the losses and gains generated by the underlying intercompany and third-party loans being hedged.

For the six months and three months ended June 30, 2017 and 2016, the net impact of these contracts on the condensed consolidated statements of earnings was not material.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses
Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2017	2016	2017	2016
Gain/(loss) at beginning of period	$97	$59	$27	$(10)
Derivative (gains)/losses transferred to earnings	(2)	3	(7)	10
Change in fair value	(53)	(173)	22	(111)
Gain/(loss) as of June 30,	$42	$(111)	$42	$(111)
At June 30, 2017, PMI expects $30 million of derivative gains that are included in accumulated other comprehensive losses to be reclassified to the condensed consolidated statement of earnings within the next 12 months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.
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
Fair Value
See Note 11. Fair Value Measurements and Note 13. Balance Sheet Offsetting for additional discussion of derivative financial instruments.

Note 6. Earnings Per Share:
Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2017	2016	2017	2016
Net earnings attributable to PMI	$3,371	$3,318	$1,781	$1,788
Less distributed and undistributed earnings attributable to share-based payment awards	8	9	5	5
Net earnings for basic and diluted EPS	$3,363	$3,309	$1,776	$1,783
Weighted-average shares for basic EPS	1,552	1,551	1,553	1,551
Plus contingently issuable performance stock units (PSUs)	1	—	1	—
Weighted-average shares for diluted EPS	1,553	1,551	1,554	1,551
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

Segment data were as follows:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2017	2016	2017	2016
Net revenues:
European Union	$12,810	$13,277	$6,921	$7,134
Eastern Europe, Middle East & Africa	8,187	8,528	4,492	4,531
Asia	10,205	9,901	5,367	5,212
Latin America & Canada	4,673	4,123	2,539	2,164
Net revenues	$35,875	$35,829	$19,319	$19,041
Earnings before income taxes:
Operating companies income:
European Union	$1,741	$1,976	$969	$1,070
Eastern Europe, Middle East & Africa	1,423	1,427	733	794
Asia	1,688	1,527	836	749
Latin America & Canada	445	453	268	224
Amortization of intangibles	(44)	(37)	(22)	(19)
General corporate expenses	(91)	(83)	(40)	(37)
Less:
Equity (income)/loss in unconsolidated subsidiaries, net	(45)	(37)	(23)	(28)
Operating income	5,117	5,226	2,721	2,753
Interest expense, net	(432)	(470)	(213)	(223)
Earnings before income taxes	$4,685	$4,756	$2,508	$2,530

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
The table below lists the number of tobacco-related cases pending against us and/or our subsidiaries or indemnitees as of July 25, 2017, July 22, 2016 and July 29, 2015:

Type of Case	Number of Cases Pending as of July 25, 2017	Number of Cases Pending as of July 22, 2016	Number of Cases Pending as of July 29, 2015
Individual Smoking and Health Cases	68	65	65
Smoking and Health Class Actions	11	11	11
Health Care Cost Recovery Actions	16	16	16
Lights Class Actions	—	—	—
Individual Lights Cases	1	3	2
Public Civil Actions	2	2	2
Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 460 Smoking and Health, Lights, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Thirteen cases have had decisions in favor of plaintiffs. Nine of these cases have subsequently reached final resolution in our favor and four remain on appeal.

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
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Létourneau class on liability and awarded a total of CAD 131 million (approximately $105 million) in punitive damages, allocating CAD 46 million (approximately $37 million) to our subsidiary. The trial court ordered defendants to pay the full punitive damage award into a trust within 60 days. The court did not order the payment of compensatory damages.

In June 2015, our subsidiary commenced the appellate process with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make the payment into a trust. In August 2015, plaintiffs filed a motion for security with the Court of Appeal covering both the Létourneau case and the Blais case described below. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling CAD 226 million (approximately $180 million) to cover both the Létourneau and Blais cases. The hearing for the merits appeal took place in November 2016. (See below for further detail.)

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
May 27, 2015	Canada/Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais	Class Action
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Blais class on liability and found the class members’ compensatory damages totaled approximately CAD 15.5 billion (approximately $12.4 billion), including pre-judgment interest. The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion including pre-judgment interest (approximately $2.5 billion)). The trial court awarded CAD 90,000 (approximately $71,900) in punitive damages, allocating CAD 30,000 (approximately $24,000) to our subsidiary. The trial court ordered defendants to pay CAD 1 billion (approximately $798 million) of the compensatory damage award, CAD 200 million (approximately $160 million) of which is our subsidiary’s portion, into a trust within 60 days.

In June 2015, our subsidiary commenced the appellate process with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make the payment into a trust. In August 2015, plaintiffs filed a motion for security with the Court of Appeal. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling, together with the Létourneau case, CAD 226 million (approximately $180 million). The hearing for the merits appeal took place in November 2016. (See below for further detail.)

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
August 5, 2016	Argentina/Hugo Lespada	Individual Action
On August 5, 2016, the Civil Court No. 14 - Mar del Plata, issued a verdict in favor of plaintiff, an individual smoker, and awarded him ARS 110,000 (approximately $6,300), plus interest, in compensatory and moral damages.
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
As of July 25, 2017, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•
68 cases brought by individual plaintiffs in Argentina (34), Brazil (14), Canada (4), Chile (8), Costa Rica (2), Italy (2), the Philippines (1), Russia (1), Turkey (1) and Scotland (1), compared with 65 such cases on July 22, 2016, and 65 cases on July 29, 2015; and

•	11 cases brought on behalf of classes of individual plaintiffs in Brazil (2) and Canada (9), compared with 11 such cases on July 22, 2016 and 11 such cases on July 29, 2015.

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

In the first class action pending in Canada, Cecilia Létourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, our subsidiary and other Canadian manufacturers (Imperial Tobacco Canada Ltd. and JTI-MacDonald Corp.) are defendants.  The plaintiff, an individual smoker, sought compensatory and punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005.  Trial began in March 2012 and concluded in December 2014. The trial court issued its judgment on May 27, 2015. The trial court found our subsidiary and two other Canadian manufacturers liable and awarded a total of CAD 131 million (approximately $105 million) in punitive damages, allocating CAD 46 million (approximately $37 million) to our subsidiary. The trial court found that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking. The trial court also found that defendants conspired to prevent consumers from learning the dangers of smoking. The trial court further held that these civil faults were a cause of the class members’ addiction. The trial court rejected other grounds of fault advanced by the class, holding that: (i) the evidence was insufficient to show that defendants marketed to youth, (ii) defendants’ advertising did not convey false information about the characteristics of cigarettes, and (iii) defendants did not commit a fault by using the descriptors light or mild for cigarettes with a lower tar delivery. The trial court estimated the size of the addiction class at 918,000 members but declined to award compensatory damages to the addiction class because the evidence did not establish the claims with sufficient accuracy. The trial court ordered defendants to pay the full punitive damage award into a trust within 60 days and found that a claims process to allocate the awarded damages to individual class members would be too expensive and difficult to administer. The trial court ordered a briefing on the proposed process for the distribution of sums remaining from the punitive damage award after payment of attorneys’ fees and legal costs. In June 2015, our subsidiary commenced the appellate process by filing its inscription of appeal of the trial court’s judgment with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust within 60 days notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make the payment into a trust within 60 days. In August 2015, plaintiffs filed a motion with the Court of Appeal seeking security in both the Létourneau case and the Blais case described below. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling CAD 226 million (approximately $180 million), in the form of cash into a court trust or letters of credit, in six equal consecutive quarterly installments of approximately CAD 37.6 million (approximately $30 million) beginning in December 2015 through March 2017. See the Blais description for further detail concerning the security order. The Court of Appeal heard oral arguments on the merits appeal in November 2016. Our subsidiary and PMI believe that the findings of liability and damages were incorrect and should ultimately be set aside on any one of many grounds, including the following: (i) holding that defendants violated Quebec law by failing to warn class members of the risks of smoking even after the court found that class members knew, or should have known, of the risks, (ii) finding that plaintiffs were not required to prove that defendants’ alleged misconduct caused injury to each class member in direct contravention of binding precedent, (iii) creating a factual presumption, without any evidence from class members or otherwise, that defendants’ alleged misconduct caused all smoking by all class members, (iv) holding that the addiction class members’ claims for punitive damages were not time-barred even though the case was filed more than three years after a prominent addiction warning appeared on all packages, and (v) awarding punitive damages to punish defendants without proper consideration as to whether punitive damages were necessary to deter future misconduct.

In the second class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, our subsidiary and other Canadian manufacturers (Imperial Tobacco Canada Ltd. and JTI-MacDonald Corp.) are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, sought compensatory and punitive damages for each member of the class who allegedly suffers from certain smoking-related diseases. The class was certified in 2005. Trial began in March 2012 and concluded in December 2014. The trial court issued its judgment on May 27, 2015. The trial court found our subsidiary and two other Canadian manufacturers liable and found that the class members’ compensatory damages totaled approximately CAD 15.5 billion, including pre-judgment interest (approximately $12.4 billion). The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion, including pre-judgment

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

interest (approximately $2.5 billion)). In addition, the trial court awarded CAD 90,000 (approximately $71,900) in punitive damages, allocating CAD 30,000 (approximately $24,000) to our subsidiary and found that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking. The trial court also found that defendants conspired to prevent consumers from learning the dangers of smoking. The trial court further held that these civil faults were a cause of the class members’ diseases. The trial court rejected other grounds of fault advanced by the class, holding that: (i) the evidence was insufficient to show that defendants marketed to youth, (ii) defendants’ advertising did not convey false information about the characteristics of cigarettes, and (iii) defendants did not commit a fault by using the descriptors light or mild for cigarettes with a lower tar delivery. The trial court estimated the disease class at 99,957 members. The trial court ordered defendants to pay CAD 1 billion (approximately $798 million) of the compensatory damage award into a trust within 60 days, CAD 200 million (approximately $160 million) of which is our subsidiary’s portion and ordered briefing on a proposed claims process for the distribution of damages to individual class members and for payment of attorneys’ fees and legal costs. In June 2015, our subsidiary commenced the appellate process by filing its inscription of appeal of the trial court’s judgment with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust within 60 days notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make an initial payment within 60 days. In August 2015, plaintiffs filed a motion with the Court of Appeal seeking an order that defendants place irrevocable letters of credit totaling CAD 5 billion (approximately $4.0 billion) into trust, to secure the judgments in both the Létourneau and Blais cases. Plaintiffs subsequently withdrew their motion for security against JTI-MacDonald Corp. and proceeded only against our subsidiary and Imperial Tobacco Canada Ltd. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling CAD 226 million (approximately $180 million) to cover both the Létourneau and Blais cases. Such security may take the form of cash into a court trust or letters of credit, in six equal consecutive quarterly installments of approximately CAD 37.6 million (approximately $30 million) beginning in December 2015 through March 2017. The Court of Appeal ordered Imperial Tobacco Canada Ltd. to furnish security totaling CAD 758 million (approximately $605 million) in seven equal consecutive quarterly installments of approximately CAD 108 million (approximately $86 million) beginning in December 2015 through June 2017. In March 2017, our subsidiary made its sixth and final quarterly installment of security for approximately CAD 37.6 million (approximately $30 million) into a court trust. This payment is included in other assets on the condensed consolidated balance sheets and in cash used in operating activities in the condensed consolidated statements of cash flows. The Court of Appeal ordered that the security is payable upon a final judgment of the Court of Appeal affirming the trial court’s judgment or upon further order of the Court of Appeal. The Court of Appeal heard oral arguments on the merits appeal in November 2016. Our subsidiary and PMI believe that the findings of liability and damages were incorrect and should ultimately be set aside on any one of many grounds, including the following: (i) holding that defendants violated Quebec law by failing to warn class members of the risks of smoking even after the court found that class members knew, or should have known, of the risks, (ii) finding that plaintiffs were not required to prove that defendants’ alleged misconduct caused injury to each class member in direct contravention of binding precedent, (iii) creating a factual presumption, without any evidence from class members or otherwise, that defendants’ alleged misconduct caused all smoking by all class members, (iv) relying on epidemiological evidence that did not meet recognized scientific standards, and (v) awarding punitive damages to punish defendants without proper consideration as to whether punitive damages were necessary to deter future misconduct.
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
As of July 25, 2017, there were 16 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Canada (10), Korea (1) and Nigeria (5), compared with 16 such cases on July 22, 2016 and 16 such cases on July 29, 2015.
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
In the second health care cost recovery case filed in Canada, Her Majesty the Queen in Right of New Brunswick v. Rothmans Inc., et al., Court of Queen's Bench of New Brunswick, Trial Court, New Brunswick, Fredericton, Canada, filed March 13, 2008, we, our subsidiaries, our indemnitees (PM USA and Altria), and other members of the industry are defendants. The claim was filed by the government of the province of New Brunswick based on legislation enacted in the province. This legislation is similar to the law introduced in British Columbia that authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” Pre-trial discovery is ongoing. In June 2017, the trial court set a trial date for November 4, 2019.
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

As of July 25, 2017, there was 1 lights case brought by an individual plaintiff pending against our subsidiaries or indemnitees in Italy (1), compared with 3 such cases on July 22, 2016, and 2 such cases on July 29, 2015.

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

As of July 25, 2017, there were 2 public civil actions pending against our subsidiaries in Argentina (1) and Venezuela (1), compared with 2 such cases on July 22, 2016, and 2 such cases on July 29, 2015.

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

Other Litigation

The Department of Special Investigations of the government of Thailand ("DSI") conducted an investigation into alleged underpayment by our subsidiary, Philip Morris (Thailand) Limited ("PM Thailand"), of customs duties and excise taxes relating to imports from the Philippines covering the period 2003-2007. On January 18, 2016, the Public Prosecutor filed charges against our subsidiary and seven former and current employees in the Bangkok Criminal Court alleging that PM Thailand and the individual defendants jointly and with the intention to defraud the Thai government, under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with 272 import entries of cigarettes from the Philippines during the period of July 2003 to June 2006. The government is seeking a fine of approximately THB 80.8 billion (approximately $2.41 billion). The case is in the pre-trial evidentiary phase. Trial is scheduled to begin during the last quarter of 2017. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies.

The DSI also conducted an investigation into alleged underpayment by PM Thailand of customs duties and excise taxes relating to imports from Indonesia covering the period 2000-2003. On January 26, 2017, the Public Prosecutor filed charges against PM Thailand and its former Thai employee in the Bangkok Criminal Court alleging that PM Thailand and its former employee jointly and with the intention to defraud the Thai government under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with 780 import entries during the period from January 2002 to July 2003. The government is seeking a fine of approximately THB 19.8 billion (approximately $591 million). The case is in pre-trial proceedings and has not yet been set for trial. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

World Trade Organization and Thai law, and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and a Thai court. In May 2017, the King of Thailand signed a new customs act. The new act, which is scheduled to take effect in November 2017, would substantially limit the amount of fines that Thailand could seek in these proceedings.

The South Korean Board of Audit and Inspection (“BAI”) conducted an audit of certain Korean government agencies and the tobacco industry into whether inventory movements ahead of the January 1, 2015 increase of cigarette-related taxes by tobacco companies, including Philip Morris Korea Inc. ("PM Korea"), our South Korean affiliate, were in compliance with South Korean tax laws.  In November 2016, the tax authorities completed their audit and assessed allegedly underpaid taxes and penalties.  In order to avoid nonpayment financial costs, PM Korea paid approximately KRW 272 billion (approximately $244 million), of which KRW 100 billion (approximately $90 million) was paid in 2016 and KRW 172 billion (approximately $154 million) was paid in the first quarter of 2017.  These amounts are included in other assets in the condensed consolidated balance sheets and in cash used in operating activities in the condensed consolidated statements of cash flows.  PM Korea is appealing the assessments. The tax authorities have also referred the matter to the Public Prosecutor, who will further investigate and decide whether to file criminal charges against PM Korea and/or other alleged co-offenders. If the Public Prosecutor decides to prosecute, it may seek up to three times the underpaid tax for company criminal penalties and up to five times the underpaid tax for individual criminal penalties. PM Korea believes that it has paid cigarette-related taxes in compliance with the South Korean tax laws. In addition, the South Korean Ministry of Strategy and Finance (“MOSF”) filed a criminal complaint with the Public Prosecutor against PM Korea and its managing director. In its criminal complaint, the MOSF alleged that PM Korea exceeded the monthly product withdrawal limits that the MOSF had set in its notice. The Public Prosecutor will investigate the MOSF’s criminal complaint and decide whether to prosecute.  PM Korea disagrees with the MOSF’s allegations.

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

PMI’s effective tax rates for the six months and three months ended June 30, 2017 were 26.3% and 27.5%, respectively. PMI’s effective tax rates for the six months and three months ended June 30, 2016 were 28.3% and 28.3%, respectively. PMI estimates that its full-year 2017 effective tax rate will be approximately 28%. The effective tax rate for the six months ended June 30, 2017, was favorably impacted by the tax benefit of a legal entity restructuring ($61 million). Excluding the effect of the legal entity restructuring, the change in the effective tax rate for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was primarily due to earnings mix by taxing jurisdiction and repatriation cost differences.
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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 10. Indebtedness:
Short-term Borrowings:
At June 30, 2017 and December 31, 2016, PMI’s short-term borrowings, consisting of bank loans to certain PMI subsidiaries, had a carrying value of $898 million and $643 million, respectively. The fair value of PMI’s short-term borrowings, based on current market interest rates, approximates carrying value.

Long-term Debt:
At June 30, 2017 and December 31, 2016, PMI’s long-term debt consisted of the following:

(in millions)	June 30, 2017	December 31, 2016
U.S. dollar notes, 1.125% to 6.375% (average interest rate 3.522%), due through 2044	$21,806	$19,857
Foreign currency obligations:
Euro notes, 1.750% to 3.125% (average interest rate 2.402%), due through 2036	7,471	6,828
Swiss franc notes, 0.750% to 2.000% (average interest rate 1.269%), due through 2024	1,407	1,312
Other (average interest rate 3.540%), due through 2024	165	427
	30,849	28,424
Less current portion of long-term debt	4,254	2,573
	$26,595	$25,851
Other foreign currency debt above includes mortgage debt in Switzerland and capital lease obligations at June 30, 2017 and December 31, 2016. Other foreign currency debt above also includes a bank loan in the Philippines at December 31, 2016.
PMI's debt issuances in the first six months of 2017 were as follows:

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
At June 30, 2017, PMI's total committed credit facilities were as follows:

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

At June 30, 2017, there were no borrowings under these committed credit facilities, and the entire committed amounts were available for borrowing.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Debt
The fair value of PMI’s outstanding debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. The aggregate carrying value of PMI’s debt, excluding short-term borrowings and $12 million of capital lease obligations, was $30,837 million at June 30, 2017. The fair value of PMI’s outstanding debt, excluding the aforementioned short-term borrowings and capital lease obligations, was classified within Level 1 and Level 2 in the table shown below.

The aggregate fair values of PMI’s derivative financial instruments and debt as of June 30, 2017, were as follows:

(in millions)	Fair Value at June 30, 2017	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$397	$—	$397	$—
Total assets	$397	$—	$397	$—
Liabilities:
Debt	$32,808	$32,632	$176	$—
Foreign exchange contracts	636	—	636	—
Total liabilities	$33,444	$32,632	$812	$—

Note 12. Accumulated Other Comprehensive Losses:
PMI’s accumulated other comprehensive losses, net of taxes, consisted of the following:

(in millions)	At June 30, 2017	At December 31, 2016	At June 30, 2016
Currency translation adjustments	$(5,658)	$(6,091)	$(5,612)
Pension and other benefits	(3,454)	(3,565)	(3,232)
Derivatives accounted for as hedges	42	97	(111)
Total accumulated other comprehensive losses	$(9,070)	$(9,559)	$(8,955)

Reclassifications from Other Comprehensive Earnings

The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement are shown on the condensed consolidated statements of comprehensive earnings for the six months and three months ended June 30, 2017 and 2016. For additional information, see Note 3. Benefit Plans and Note 5. Financial Instruments for disclosures related to PMI's pension and other benefits, and derivative financial instruments, respectively.

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

The effects of these derivative financial instrument assets and liabilities on PMI's condensed consolidated balance sheets were as follows:

(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Received/Pledged	Net Amount

At June 30, 2017
Assets
Foreign exchange contracts	$397	$—	$397	$(233)	$(140)	$24
Liabilities
Foreign exchange contracts	$636	$—	$636	$(233)	$(257)	$146
At December 31, 2016
Assets
Foreign exchange contracts	$813	$—	$813	$(126)	$(607)	$80
Liabilities
Foreign exchange contracts	$163	$—	$163	$(126)	$(31)	$6

Note 14. Investments in Unconsolidated Subsidiaries:

At June 30, 2017 and December 31, 2016, PMI had total investments in unconsolidated subsidiaries of $1,072 million and $1,011 million, respectively, which were accounted for under the equity method of accounting. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses and movements in currency translation adjustments. The carrying value of our equity method investments at June 30, 2017 and December 31, 2016 exceeded our share of the unconsolidated subsidiaries' book value by $886 million and $867 million, respectively. The difference between the investment carrying value and the amount of underlying equity in net assets, excluding $836 million and $810 million attributable to goodwill as of June 30, 2017 and December 31, 2016, respectively, is being amortized on a straight-line basis over the underlying assets' estimated useful lives of 4 to 20 years. At June 30, 2017 and December 31, 2016, PMI received year-to-date dividends from unconsolidated subsidiaries of $33 million and $117 million, respectively.

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

PMI’s earnings activity from unconsolidated subsidiaries was as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2017	2016	2017	2016
Net revenues	$2,093	$1,766	$1,253	$989

PMI’s balance sheet activity related to unconsolidated subsidiaries was as follows:

(in millions)	At June 30, 2017	At December 31, 2016

Receivables	$468	$289

The activity primarily related to agreements with PMI’s unconsolidated subsidiaries within the Eastern Europe, Middle East & Africa segment. These agreements, which are in the ordinary course of business, are primarily for distribution, contract manufacturing and licenses. PMI eliminated its respective share of all significant intercompany transactions with the equity method investees.

Note 15. Sale of Accounts Receivable:
To mitigate risk and enhance cash and liquidity management PMI sells trade receivables to unaffiliated financial institutions. These arrangements allow PMI to sell, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold are generally short-term in nature and are removed from the condensed consolidated balance sheets. PMI sells trade receivables under two types of arrangements, servicing and non-servicing. For servicing arrangements, PMI continues to service the sold trade receivables on an administrative basis and does not act on behalf of the unaffiliated financial institutions. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material as of June 30, 2017 and June 30, 2016. Under the non-servicing arrangements, PMI does not provide any administrative support or servicing after the trade receivables have been sold to the unaffiliated financial institutions.

Cumulative trade receivables sold, including excise taxes, for the six months ended June 30, 2017 and 2016, were $4.5 billion and $4.5 billion, respectively. PMI’s operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of June 30, 2017 and June 30, 2016, were $0.6 billion, and $1.0 billion, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of trade receivables within marketing, administration and research costs in the condensed consolidated statements of earnings. For the six months and three months ended June 30, 2017 and 2016, the loss on sale of trade receivables was immaterial.

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

ASU 2014-09 is effective for interim and annual reporting periods beginning on or after January 1, 2017. In July 2015, the FASB approved a proposal, which allows for a deferral of the implementation until January 1, 2018, and permits early application, but not before the original effective date of January 1, 2017. In addition to the guidance in ASU 2014-09, PMI has evaluated ASU 2016-12, which was issued in May 2016 and provides some practical expedients to the original standard. As a result of this evaluation, PMI intends to make an accounting policy election to exclude excise taxes collected from customers from the measurement of the transaction price, thereby presenting revenues, net of excise taxes. PMI plans to adopt ASU 2014-09 on January 1, 2018 retrospectively to each prior period presented. PMI has elected this transition method solely to reflect the change in excise tax presentation in all prior periods. Based on PMI’s assessment to date, the underlying principles of the new standard, relating to the measurement of revenue and the timing of recognition, are closely aligned with PMI’s current business model and practices. As a result, PMI does not expect that the adoption of ASU 2014-09 will have other material impacts on its consolidated financial position or results of operations. PMI plans to adopt ASU 2014-09 on January 1, 2018.

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

Consolidated Operating Results for the Six Months Ended June 30, 2017 – The changes in our reported diluted earnings per share (“diluted EPS”) for the six months ended June 30, 2017, from the comparable 2016 amounts, were as follows:

	Diluted EPS	% Growth
For the six months ended June 30, 2016	$2.13
2016 Asset impairment and exit costs	—
2016 Tax items	—
Subtotal of 2016 items	—
2017 Asset impairment and exit costs	—
2017 Tax items	0.04
Subtotal of 2017 items	0.04
Currency	(0.11)
Interest	0.02
Change in tax rate	0.02
Operations	0.07
For the six months ended June 30, 2017	$2.17	1.9%
Currency – The unfavorable currency impact during the reporting period results from the strengthening of the U.S. dollar, especially against the Egyptian pound, Euro and Turkish lira, partially offset by the Russian ruble. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Interest – The favorable impact of interest was due primarily to lower effective interest rates on debt and higher interest income.

Income Taxes – Our effective income tax rate for the six months ended June 30, 2017 decreased by 2.0 percentage points to 26.3%. The 2017 tax items that increased our diluted EPS by $0.04 per share in the table above was due to a legal entity restructuring ($61 million). The change in the effective tax rate that increased our diluted EPS by $0.02 per share in the table above was primarily due to earnings mix by taxing jurisdiction and repatriation cost differences. We estimate that our full-year 2017 effective tax rate will be approximately 28%.

Operations – The increase in diluted EPS of $0.07 from our operations in the table above was due primarily to the following segments:

•	Asia: Higher pricing, partially offset by unfavorable volume/mix, higher marketing, administration and research costs and higher manufacturing costs;

•	EEMA: Higher pricing, partially offset by unfavorable volume/mix; and

•	Latin America & Canada: Higher pricing, partially offset by unfavorable volume/mix and higher manufacturing costs;
partially offset by

•	European Union: Unfavorable volume/mix and higher marketing, administration and research costs, partially offset by higher pricing and lower manufacturing costs.

Consolidated Operating Results for the Three Months Ended June 30, 2017 – The changes in our reported diluted EPS for the three months ended June 30, 2017, from the comparable 2016 amounts, were as follows:

	Diluted EPS	% Growth
For the three months ended June 30, 2016	$1.15
2016 Asset impairment and exit costs	—
2016 Tax items	—
Subtotal of 2016 items	—
2017 Asset impairment and exit costs	—
2017 Tax items	—
Subtotal of 2017 items	—
Currency	(0.11)
Interest	0.01
Change in tax rate	0.01
Operations	0.08
For the three months ended June 30, 2017	$1.14	(0.9)%

Currency – The unfavorable currency impact during the reporting period results from the strengthening of the U.S. dollar, especially against the Egyptian pound and Euro, partially offset by the Russian ruble. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Interest – The favorable impact of interest was due primarily to lower effective interest rates on debt, partially offset by higher average debt levels.

Income Taxes – Our effective income tax rate for the three months ended June 30, 2017 decreased by 0.8 percentage points to 27.5%. The change in the effective tax rate that increased our diluted EPS by $0.01 per share in the table above was primarily due to earnings mix by taxing jurisdiction and repatriation cost differences.

Operations – The increase in diluted EPS of $0.08 from our operations in the table above was due primarily to the following segments:

•	Asia: Higher pricing, partially offset by unfavorable volume/mix;

•	Latin America & Canada: Higher pricing; and

•	EEMA: Higher pricing, partially offset by unfavorable volume/mix, higher marketing, administration and research costs and higher manufacturing costs;
partially offset by

•	European Union: Higher marketing, administration and research costs and unfavorable volume/mix, partially offset by higher pricing and lower manufacturing costs.
For further details, see the “Consolidated Operating Results” and “Operating Results by Business Segment” sections of the following “Discussion and Analysis.”

2017 Forecasted Results - On July 20, 2017, we revised our 2017 full-year reported diluted EPS forecast for currency only to be in a range of $4.78 to $4.93, at prevailing exchange rates at that time, versus $4.48 in 2016. Excluding an unfavorable currency impact, at then-prevailing exchange rates, of approximately $0.14 per share for the full-year 2017, as well as the favorable tax item of $0.04 recorded in the first quarter of 2017, the forecast range represents a projected increase of approximately 9% to 12% versus adjusted diluted earnings per share of $4.48 in 2016. This forecast anticipates net revenue growth, excluding excise taxes, of over 7%, excluding currency and acquisitions. This forecast does not include any share repurchases in 2017.

Our 2016 reported and adjusted diluted EPS was $4.48. During 2016, we did not have an EPS impact related to asset impairment and exit costs, and tax items.

Adjusted diluted EPS is not a measure under accounting principles generally accepted in the United States of America ("U.S. GAAP"). We define adjusted diluted EPS as reported diluted EPS adjusted for asset impairment and exit costs, tax items and unusual items. We believe it is appropriate to disclose this measure as it represents core earnings, improves comparability and helps investors analyze business performance and trends. Adjusted diluted EPS should be considered neither in isolation nor as a substitute for reported diluted EPS prepared in accordance with U.S. GAAP.
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

Discussion and Analysis
Consolidated Operating Results
See pages 77-81 for a discussion of our "Cautionary Factors That May Affect Future Results." Our net revenues, excise taxes on products and operating companies income by segment are shown in the table below:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2017	2016	2017	2016
Net revenues:
European Union	$12,810	$13,277	$6,921	$7,134
Eastern Europe, Middle East & Africa	8,187	8,528	4,492	4,531
Asia	10,205	9,901	5,367	5,212
Latin America & Canada	4,673	4,123	2,539	2,164
Net revenues	$35,875	$35,829	$19,319	$19,041
Excise taxes on products:
European Union	$8,960	$9,259	$4,811	$4,979
Eastern Europe, Middle East & Africa	5,035	5,262	2,817	2,867
Asia	5,580	5,800	2,983	3,079
Latin America & Canada	3,319	2,776	1,791	1,467
Excise taxes on products	$22,894	$23,097	$12,402	$12,392
Operating income:
Operating companies income:
European Union	$1,741	$1,976	$969	$1,070
Eastern Europe, Middle East & Africa	1,423	1,427	733	794
Asia	1,688	1,527	836	749
Latin America & Canada	445	453	268	224
Amortization of intangibles	(44)	(37)	(22)	(19)
General corporate expenses	(91)	(83)	(40)	(37)
Less:
Equity (income)/loss in unconsolidated subsidiaries, net	(45)	(37)	(23)	(28)
Operating income	$5,117	$5,226	$2,721	$2,753

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

Our shipment volume by segment for cigarettes and heated tobacco units is shown in the table below:

PMI Shipment Volume (Million Units)
	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2017	2016	2017	2016
Cigarettes
European Union	92,298	96,392	49,758	50,399
Eastern Europe, Middle East & Africa	120,988	131,458	64,414	68,332
Asia	112,957	134,521	57,815	69,299
Latin America & Canada	40,849	42,959	21,553	21,259
Total Cigarettes	367,092	405,330	193,540	209,289
Heated Tobacco Units
European Union	576	47	392	31
Eastern Europe, Middle East & Africa	334	10	229	8
Asia	9,871	1,553	5,726	1,118
Latin America & Canada	4	—	3	—
Total Heated Tobacco Units	10,785	1,610	6,350	1,157
Cigarettes and Heated Tobacco Units
European Union	92,874	96,439	50,150	50,430
Eastern Europe, Middle East & Africa	121,322	131,468	64,643	68,340
Asia	122,828	136,074	63,541	70,417
Latin America & Canada	40,853	42,959	21,556	21,259
Total Cigarettes and Heated Tobacco Units	377,877	406,940	199,890	210,446

Heated tobacco units is the term we use to refer to our heated tobacco consumables, which include HEETS, HEETS Marlboro and HEETS FROM MARLBORO, defined collectively as HEETS, as well as Marlboro HeatSticks and Parliament HeatSticks.

Our net revenues by product category, which include excise taxes billed to customers, are shown in the table below:

PMI Net Revenues by Product Category
	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2017	2016	2017	2016
Combustible Products
European Union	$12,715	$13,256	$6,862	$7,122
Eastern Europe, Middle East & Africa	8,162	8,529	4,474	4,531
Asia	9,258	9,743	4,816	5,100
Latin America & Canada	4,672	4,122	2,538	2,164
Total Combustible Products	$34,806	$35,649	$18,691	$18,917
Reduced-Risk Products
European Union	$95	$21	$59	$12
Eastern Europe, Middle East & Africa	26	—	18	—
Asia	947	158	551	111
Latin America & Canada	1	1	1	1
Total Reduced-Risk Products	$1,069	$180	$628	$124

Total PMI Net Revenues	$35,875	$35,829	$19,319	$19,041
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

Consolidated Operating Results for the Six Months Ended June 30, 2017
The following discussion compares our consolidated operating results for the six months ended June 30, 2017, with the six months ended June 30, 2016.
Our total shipment volume of cigarettes and heated tobacco units decreased by 7.1%, or by 6.3% excluding net estimated inventory movements, principally due to: Asia, notably Indonesia, as well as Pakistan and the Philippines, reflecting ongoing declines of primarily low-margin cigarette volumes; and EEMA.
Our cigarette volume decreased by 9.4% due to:

•	European Union, principally Italy and Spain, partly offset by Poland;

•	EEMA, reflecting declines across the Region, notably Russia and Ukraine;

•	Asia, principally Indonesia, Japan, Pakistan and the Philippines; and

•	Latin America & Canada, principally Argentina, Brazil and Canada.

Our cigarette shipment volume by brand and heated tobacco unit shipment volume are shown in the table below:

PMI Shipment Volume by Brand (Million Units)
	Six Months Year-to-Date
	2017	2016	Change
Cigarettes
Marlboro	131,230	138,088	(5.0)%
L&M	45,282	48,244	(6.1)%
Chesterfield	25,195	21,778	15.7%
Parliament	20,368	22,047	(7.6)%
Bond Street	18,763	21,083	(11.0)%
Philip Morris	23,296	18,119	28.6%
Lark	12,214	14,037	(13.0)%
Others	90,744	121,934	(25.6)%
Total Cigarettes	367,092	405,330	(9.4)%
Heated Tobacco Units	10,785	1,610	+100.0%
Total Cigarettes and Heated Tobacco Units	377,877	406,940	(7.1)%

Cigarette shipment volume of Marlboro decreased in: the European Union, mainly due to Italy and Spain; EEMA, mainly due to Saudi Arabia, partly offset by North Africa; Asia, mainly due to Japan, principally reflecting out-switching to Marlboro HeatSticks, partly offset by the Philippines; and Latin America & Canada, mainly due to Argentina and Brazil, partly offset by Mexico.

Cigarette shipment volume of L&M decreased, mainly due to North Africa, Russia, Turkey and Ukraine, partly offset by Argentina, Kazakhstan and Taiwan.

Cigarette shipment volume of Chesterfield increased, mainly driven by Argentina and Turkey, partly offset by Italy and Russia. Cigarette shipment volume of Parliament decreased, mainly due to Russia and Turkey. Cigarette shipment volume of Bond Street decreased, mainly due to Kazakhstan, Russia and Ukraine. Cigarette shipment volume of Philip Morris increased, driven by Russia and Ukraine, partly offset by Argentina and Italy. Cigarette shipment volume of Lark decreased, mainly due to Japan and Turkey, partly offset by Korea. Cigarette shipment volume of "Others" decreased, mainly due to: Indonesia; local, low-margin brands in Pakistan and the Philippines; and the successful morphing of local, low-margin brands into international brands in Russia and Ukraine.

The decline in our cigarette shipment volume was partly offset by higher heated tobacco unit shipment volume of 10.8 billion units, up from 1.6 billion units in the first six months of 2016, driven by Japan.

Our net revenues and excise taxes on products were as follows:

	For the Six Months Ended June 30,
(in millions)	2017	2016	Variance	%
Net revenues	$35,875	$35,829	$46	0.1%
Excise taxes on products	22,894	23,097	(203)	(0.9)%
Net revenues, excluding excise taxes on products	$12,981	$12,732	$249	2.0%

Net revenues, which include excise taxes billed to customers, increased by $46 million. Excluding excise taxes, net revenues increased by $249 million due to:

•	price increases ($775 million), partly offset by

•	unfavorable currency ($315 million) and

•	unfavorable volume/mix ($211 million).

The unfavorable currency was due primarily to the Argentine peso, Egyptian pound, Euro, Mexican peso, Philippine peso and Turkish lira, partially offset by the Japanese yen and Russian ruble.

Net revenues include $1,069 million in 2017 and $180 million in 2016 related to sales of RRPs, mainly driven by Japan. These net revenue amounts include excise taxes billed to customers. Excluding excises taxes, net revenues for RRPs were $1,050 million in 2017 and $178 million in 2016. In some jurisdictions, including Japan, we are not responsible for collecting excise taxes.

Excise taxes on products decreased by $203 million due to:

•	lower excise taxes resulting from volume/mix ($1.4 billion) and

•	favorable currency ($1.4 billion), partially offset by

•	higher excise taxes resulting from changes in retail prices and tax rates ($2.5 billion).

Our cost of sales; marketing, administration and research costs; and operating income were as follows:

	For the Six Months Ended June 30,
(in millions)	2017	2016	Variance	%
Cost of sales	$4,696	$4,460	$236	5.3%
Marketing, administration and research costs	3,124	3,009	115	3.8%
Operating income	5,117	5,226	(109)	(2.1)%
Cost of sales increased $236 million due to:

•	higher cost of sales resulting from volume/mix ($253 million) and

•	higher manufacturing costs ($36 million), partly offset by

•	favorable currency ($53 million).

Marketing, administration and research costs increased by $115 million due to:

•	higher expenses ($165 million, largely reflecting increased support behind reduced-risk products), partly offset by

•	favorable currency ($50 million)

Operating income decreased by $109 million due primarily to:

•	unfavorable volume/mix ($464 million),

•	unfavorable currency ($212 million),

•	higher marketing, administration and research costs ($165 million) and

•	higher manufacturing costs ($36 million), partly offset by

•	price increases ($775 million).

Our effective tax rate decreased by 2.0 percentage points to 26.3%. We estimate that our full-year 2017 effective tax rate will be approximately 28%. The effective tax rate for the six months ended June 30, 2017, was favorably impacted by a legal entity restructuring ($61 million). The effective tax rate is based on our full-year earnings mix by taxing jurisdiction and cash repatriation plans. Changes in currency exchange rates, earnings mix by taxing jurisdiction, or cash repatriation plans could have an impact on the effective tax rate, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

We are regularly examined by tax authorities around the world, and we are currently under examination in a number of jurisdictions. It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible change cannot be made at this time.

Interest expense, net, of $432 million decreased by $38 million (8.1%), due primarily to lower effective interest rates on debt and higher interest income.

Net earnings attributable to PMI of $3.4 billion increased by $53 million (1.6%). This increase was due primarily to a lower effective tax rate and lower interest expense, net, partially offset by a lower operating income as discussed above. Diluted and basic EPS of $2.17 increased by 1.9%. Excluding an unfavorable currency impact of $0.11, diluted EPS increased by 7.0%.

Consolidated Operating Results for the Three Months Ended June 30, 2017
The following discussion compares our consolidated operating results for the three months ended June 30, 2017, with the three months ended June 30, 2016.
Our total shipment volume of cigarettes and heated tobacco units decreased by 5.0%, principally due to: Asia, notably Indonesia, as well Pakistan and the Philippines, reflecting ongoing declines of primarily low-margin cigarette volumes; and EEMA. The net impact of inventory movements in the quarter was immaterial.
Our cigarette volume decreased by 7.5% due to:

•	European Union, principally Germany and Spain, partly offset by France;

•	EEMA, mainly Russia, Saudi Arabia, mainly reflecting the implementation of a new excise tax, Turkey and Ukraine, partly offset by North Africa; and

•	Asia, principally Indonesia, Japan, Pakistan and the Philippines;
partly offset by:

•	Latin America & Canada, principally Mexico.

Our cigarette shipment volume by brand and heated tobacco unit shipment volume are shown in the table below:

PMI Shipment Volume by Brand (Million Units)
	Second-Quarter
	2017	2016	Change
Cigarettes
Marlboro	68,830	70,103	(1.8)%
L&M	23,369	24,554	(4.8)%
Chesterfield	13,652	11,602	17.7%
Parliament	11,169	11,910	(6.2)%
Bond Street	10,278	11,361	(9.5)%
Philip Morris	12,688	8,910	42.4%
Lark	5,688	7,535	(24.5)%
Others	47,866	63,314	(24.4)%
Total Cigarettes	193,540	209,289	(7.5)%
Heated Tobacco Units	6,350	1,157	+100.0%
Total Cigarettes and Heated Tobacco Units	199,890	210,446	(5.0)%

Cigarette shipment volume of Marlboro decreased in: the European Union, mainly due to Germany and Spain, partly offset by Italy; EEMA, mainly due to Saudi Arabia, partly offset by North Africa; Asia, mainly due to Japan, principally reflecting out-switching to Marlboro HeatSticks, partly offset by the Philippines. The decline was partly offset by growth in Latin America & Canada, driven by Mexico.

Cigarette shipment volume of L&M decreased, mainly due to North Africa, Russia, Saudi Arabia and Turkey, partly offset by Kazakhstan and Taiwan.

Cigarette shipment volume of Chesterfield increased, mainly driven by Argentina and Turkey, partly offset by Russia. Cigarette shipment volume of Parliament decreased, mainly due to Japan, Russia, Saudi Arabia and Turkey, partly offset by Kazakhstan and Korea. Cigarette shipment volume of Bond Street decreased, mainly due to Kazakhstan and Ukraine. Cigarette shipment volume of Philip Morris increased, driven by Russia and Ukraine, partly offset by Argentina. Cigarette shipment volume of Lark decreased, principally due to Japan and Turkey. Cigarette shipment volume of "Others" decreased, mainly due to: Indonesia; local, low-margin brands in Pakistan and the Philippines; and the successful morphing of local, low-margin brands into international brands in Russia and Ukraine.

The decline in our cigarette shipment volume was partly offset by higher heated tobacco unit shipment volume of 6.4 billion units, up from 1.2 billion units in the second quarter of 2016, driven by Japan.

Our net revenues and excise taxes on products were as follows:

	For the Three Months Ended June 30,
(in millions)	2017	2016	Variance	%
Net revenues	$19,319	$19,041	$278	1.5%
Excise taxes on products	12,402	12,392	10	0.1%
Net revenues, excluding excise taxes on products	$6,917	$6,649	$268	4.0%

Net revenues, which include excise taxes billed to customers, increased by $278 million. Excluding excise taxes, net revenues increased by $268 million due to:

•	price increases ($367 million) and

•	favorable volume/mix ($96 million), partly offset by

•	unfavorable currency ($195 million).

The unfavorable currency was due primarily to the Egyptian pound, Euro, Mexican peso, Philippine peso and Turkish lira, partially offset by the Russian ruble.

Net revenues include $628 million in 2017 and $124 million in 2016 related to sale of RRPs, mainly driven by Japan. These amounts include excise taxes billed to customers. Excluding excise taxes, net revenues for RRPs were $615 million in 2017 and $123 million in 2016. In some jurisdictions, including Japan, we are not responsible for collecting excise taxes.

Excise taxes on products increased by $10 million due to:

•	higher excise taxes resulting from changes in retail prices and tax rates ($1.2 billion), partially offset by

•	favorable currency ($701 million) and

•	lower excise taxes resulting from volume/mix ($494 million).

Our cost of sales; marketing, administration and research costs; and operating income were as follows:

	For the Three Months Ended June 30,
(in millions)	2017	2016	Variance	%
Cost of sales	$2,519	$2,364	$155	6.6%
Marketing, administration and research costs	1,655	1,513	142	9.4%
Operating income	2,721	2,753	(32)	(1.2)%
Cost of sales increased by $155 million due to:

•	higher cost of sales resulting from volume/mix ($185 million), partly offset by

•	favorable currency ($30 million).

Marketing, administration and research costs increased by $142 million due to:

•	higher expenses ($106 million, largely reflecting increased support behind reduced-risk products, notably in the European Union) and

•	unfavorable currency ($36 million).

Operating income decreased by $32 million due primarily to:

•	unfavorable currency ($201 million),

•	higher marketing, administration and research costs ($106 million) and

•	unfavorable volume/mix ($89 million), partly offset by

•	price increases ($367 million).

Our effective tax rate decreased by 0.8 percentage points to 27.5%. The effective tax rate is based on our full-year earnings mix by taxing jurisdiction and cash repatriation plans. Changes in currency exchange rates, earnings mix by taxing jurisdiction, or cash repatriation plans could have an impact on the effective tax rate, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

Interest expense, net, of $213 million decreased by $10 million (4.5%), due primarily to lower effective interest rates on debt, partially offset by higher average debt levels.

Net earnings attributable to PMI of $1.8 billion decreased by $7 million (0.4%). This decrease was primarily due to a lower operating income as discussed above, partially offset by a lower effective tax rate. Diluted and basic EPS of $1.14 decreased by 0.9%. Excluding an unfavorable currency impact of $0.11, diluted EPS increased by 8.7%.

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

•	fiscal challenges, such as excessive excise tax increases and discriminatory tax structures;

•	illicit trade in cigarettes and other tobacco products, including counterfeit, contraband and so-called “illicit whites”;

•	intense competition, including from non-tax paid volume by certain local manufacturers;

•	pending and threatened litigation as discussed in Note 8. Contingencies; and

•	governmental investigations.

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

Much of the regulation that shapes the business environment in which we operate is driven by the World Health Organization's (“WHO”) Framework Convention on Tobacco Control (“FCTC”), which entered into force in 2005. The FCTC is the first international public health treaty and has as its main objective to establish a global agenda for tobacco regulation, with the purpose of reducing tobacco use. To date, 180 countries and the European Union are Parties to the FCTC. The treaty requires Parties to have in place various tobacco control measures and recommends others. The FCTC governing body, the Conference of the Parties (“CoP”), has also adopted non-binding guidelines and policy recommendations related to certain articles of the FCTC that go beyond the text of the treaty.

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

Fiscal Challenges: Excessive and disruptive excise, sales and other tax increases and discriminatory tax structures are expected to continue to have an adverse impact on our profitability, due to lower consumption and consumer down-trading to non-premium, discount, other low-price or low-taxed combustible tobacco products such as fine cut tobacco, and illicit cigarettes. In addition, in certain jurisdictions, some of our combustible products are subject to tax structures that discriminate against premium-price products and manufactured cigarettes. We believe that such tax policies undermine public health by encouraging consumers to turn to the illicit trade, and ultimately undercut government revenue objectives, disrupt the competitive environment, and encourage criminal activity. Other jurisdictions have imposed, or are seeking to impose, levies or other taxes specifically on tobacco companies, such as taxes on revenues and/or profits.

EU Tobacco Products Directive: In April 2014, the EU adopted the text of a significantly revised EU Tobacco Products Directive (TPD), which entered into force in May 2016. To date, all 28 Member States and Norway have adopted laws transposing the TPD.  The TPD sets forth a comprehensive set of regulatory requirements for tobacco products, including:

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

Plain Packaging and Other Packaging Restrictions: Plain packaging legislation bans the use of branding, logos and colors on packaging other than the brand name and variant that may be printed only in specified locations and in a uniform font. To date, Australia, France, Georgia, Hungary, Ireland, New Zealand, Norway, Slovenia and the U.K. have adopted plain packaging legislation. Plain packaging has been implemented in Australia since December 2012, in France since January 2017, and in the U.K. since May 2017. In Hungary, full compliance is required immediately for new product launches and no later than May 2019 for other products. The plain packaging laws in other jurisdictions come into effect in July 2017 in Norway, in September 2017 in Ireland, in January 2018 in Georgia, in March 2018 in New Zealand, and in January 2020 in Slovenia.

Several countries have initiated World Trade Organization (“WTO”) dispute settlement proceedings against Australia related to Australia's plain packaging legislation. The matter is still pending before the WTO panel.

Other countries are also considering adopting plain packaging legislation, including, but not limited to, Canada, Singapore, South Africa and Turkey.

Some countries have adopted, or are considering adopting, packaging restrictions that could have an impact similar to plain packaging. Examples of such restrictions include standardizing the shape and size of packages, prohibiting certain colors or the use of certain descriptive phrases on packaging, and requiring very large graphic health warnings that leave little space for branding.

Restrictions and Bans on the Use of Ingredients: The WHO and others in the public health community have recommended restrictions or total bans on the use of some or all ingredients in tobacco products, including menthol. Broad restrictions and ingredient bans would require us to reformulate our American blend tobacco products and could reduce our ability to differentiate these products in the market in the long term. Menthol bans would eliminate the entire category of mentholated tobacco products. The European Union has banned flavored tobacco products, subject to an exemption until May 2020 for menthol. Other countries may follow the EU’s approach. For instance, Turkey has banned menthol as of May 2020. Broader ingredient bans have been adopted by Canada and Brazil. While the Canadian ingredient ban initially exempted menthol, amendments to the federal Tobacco Act will ban menthol in cigarettes as of October 2017. In addition, the Canadian parliament is considering further amendments to the Act that would extend the menthol ban to all tobacco products. The majority of Canadian provinces have also adopted or are in the process of adopting menthol bans. The Brazil ingredients ban, which would prohibit the use of virtually all ingredients with flavoring or aromatic properties, is not in force due to a legal challenge by a tobacco industry union, of which our Brazilian subsidiary is a member. Other lawsuits are also pending against the Brazil ingredients ban. It is not possible to predict the outcome of these legal proceedings.

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

A number of jurisdictions are considering actions to prevent illicit trade. In November 2012, the FCTC adopted the Protocol to Eliminate Illicit Trade in Tobacco Products (the “Protocol”), which includes supply chain control measures, such as licensing of manufacturers and distributors, enforcement in free trade zones, controls on duty free and Internet sales and the implementation of tracking and tracing technologies. To date, 54 Parties have signed the Protocol, and 28 Parties, including the European Union, have ratified it. The Protocol will come into force once the fortieth country ratifies it, after which countries must implement its measures via national legislation. We expect, and welcome, that other Parties will ratify the Protocol.

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

The experts are responsible for evaluating and approving funding proposals for PMI IMPACT grants. PMI has pledged $100 million to fund projects within PMI IMPACT during a three-year period. The first round of grants were awarded in the second quarter of 2017.

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

We recognize that this transformation from cigarettes to RRPs will take time and that the speed of transformation will depend in part upon factors beyond our control, such as the willingness of governments, regulators and other policy groups to embrace RRPs as a desired alternative to continued cigarette smoking. We also recognize that our part in this transformation must be funded from our existing cigarette business. For as long as a significant number of adult smokers continues to smoke, it is critical that the industry be led by responsible and ethical manufacturers. Therefore, during the transformation, we intend to remain a leading international cigarette manufacturer.

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

•
to substantiate the reduction of risk for the individual adult smoker and the reduction of harm to the population as a whole, based on scientific evidence of the highest standard that is made available for scrutiny and review by external independent scientists and relevant regulatory bodies; and

•
to advocate for the development of science-based regulatory frameworks for the development and commercialization of RRPs, including the communication of scientifically substantiated information to enable adult smokers to make better choices.

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

Four RRP platforms are in various stages of development and commercialization readiness:

        Platform 1 uses a precisely controlled heating device that we are commercializing under the IQOS brand name, into which a specially designed and proprietary tobacco unit is inserted and heated to generate an aerosol. Eight clinical studies have been completed (including two with an exposure period of three months). The study results show a substantial reduction in relevant biomarkers of exposure to HPHCs in those adult smokers who switched to IQOS compared to those who continued to smoke cigarettes for the duration of the study. These reductions approached those observed in study participants who quit smoking for the duration of the study. While these reduced exposure clinical studies were primarily designed to focus on biomarkers of exposure, we also measured six clinical risk markers. Clinical risk markers are those that are associated with disease mechanisms known to be affected by smoking and to reverse upon cessation. The results are generally consistent with the expected direction of change that is observed upon quitting smoking and indicate that switching to IQOS led to an overall improvement of clinical risk markers affected by smoking after only three months. We are also progressing with our 6+6 month exposure response study initiated in December 2014 and expect results regarding the first six-month term by the end of 2017.

    Platform 2 uses a pressed carbon heat source which, when ignited, generates an aerosol by heating tobacco. The results of our pharmacokinetic study (that measured the nicotine pharmacokinetic profile and subjective effects) and of our five-day reduced exposure study with Platform 2 indicate that this platform could be an acceptable substitute for adult smokers who seek an alternative to cigarettes. Furthermore, the reduced exposure study showed a substantial reduction in relevant biomarkers of exposure to HPHCs in those who switched to Platform 2 compared to those who continued to smoke cigarettes over a five-day period. The sustainability of this reduction as well as changes in clinical risk markers are being determined in our ongoing 3-month reduced exposure study. We expect the results of this study by the end of 2017.

    Platform 3 creates an aerosol of nicotine salt formed by the chemical reaction of nicotine with a weak organic acid. We are exploring two routes for this platform, one with electronics and one without. Two clinical studies for the electronic version have been completed. Our study conducted in New Zealand assessed the nicotine pharmacokinetic profile in comparison to a nicotine inhalator. Our study conducted in the U.S. evaluated user acceptability of the electronic version. The overall results of both studies suggest that the electronic version could be an acceptable substitute for adult smokers who seek an alternative to cigarettes. We are now initiating a 6-month study to assess the safety of the electronic version as well as biomarkers of exposure to HPHCs and clinical risk markers. Interim results are expected in 2018, and final results are expected in 2019. We are also progressing with the initiation of a nicotine pharmacokinetic study for the non-electronic version; the results are expected in the first quarter of 2018.

    Platform 4 covers e-vapor products, which are battery-powered devices that produce an aerosol by vaporizing a nicotine-containing liquid solution. Our e-vapor products comprise devices using current generation technology, and we are well advanced in the development and commercialization of our new e-vapor mesh technology that addresses certain challenges presented by some e-vapor products currently on the market. Our MESH products are designed to ensure the consistency and quality of the generated aerosol. We have initiated a nicotine pharmacokinetic study for which results are expected early in 2018; the results of this study are expected to contribute to further developments of Platform 4 products.

Commercialization of RRPs: In 2014, we introduced the IQOS system in pilot city launches in Nagoya, Japan, and in Milan, Italy. Since then, we have expanded our commercialization activities to include all of Japan, as well as multiple cities in Italy. To date, IQOS is available for sale in key cities in 26 markets and nationwide in Japan, and we estimate that approximately 2.9 million adult consumers worldwide have stopped smoking and converted to IQOS. By the end of 2017, we expect IQOS to be available in key cities in 30 to 35 markets, as capacity permits. To further improve the consumer experience, we introduced a new version of the IQOS device in the first quarter of 2017.

On the basis of our experience in Japan and Italy, we estimate that only a very small percentage of adult smokers who convert to IQOS switch back to cigarettes.

In the first quarter of 2016, we started the large scale commercial production of heated tobacco units. To date, we have experienced supply shortages resulting from stronger-than-anticipated demand, primarily in Japan, and expect capacity limitations to ease as 2017 unfolds. We are integrating the production of our heated tobacco units into our existing manufacturing facilities in Europe and progressing with our plans to build manufacturing capacity for our other RRP platforms. Our 2016 year-end installed capacity was approximately 15 billion heated tobacco units, and we expect that our 2017 year-end installed capacity will reach approximately 50 billion units. This installed capacity is expected to allow us to produce over 32 billion units in 2017, up from 7 billion in 2016. For 2018, we are expecting to reach installed annual capacity of 100 billion units by year end, translating to approximately 75 billion units in total capacity available for commercialization in 2018.

We are expanding our supplier base for IQOS devices. Our IQOS devices are generally subject to product warranties for a period of 12 months from the date of purchase or such other periods as required by law. Warranty claims for these devices have not had a material impact on our consolidated financial position, results of operations or cash flows in any of the periods presented, although they may become more significant as the number of devices sold increases.

We currently market our e-vapor products in several markets, including Ireland, Israel, Spain and the U.K. A city test of MESH, our Platform 4 product, is ongoing in Birmingham, U.K. We also expect to conduct market tests of our Platform 2 products in 2017.

RRP Regulation and Taxation: RRPs contain nicotine and are not risk-free. We therefore support science-based regulation and taxation of RRPs. Regulation and taxation should differentiate between cigarettes and products that present, are likely to present, or have the potential to present less risk of harm to adult smokers who switch to these products versus continued smoking. Regulation should provide minimum standards for RRPs and specific rules for product assessment methodologies, ingredients, labelling and consumer communication, and should ensure that the public is informed about the health risks of all combustible and non-combustible tobacco and nicotine-containing products. Regulation, as well as tobacco industry activities, should reflect the fact that youth should not consume nicotine in any form.

Some governments have banned or are seeking to ban or severely restrict emerging tobacco and nicotine-containing products such as our RRPs. These regulations might foreclose or unreasonably restrict adult consumer access even to products that might be shown to be a better choice than continuing to smoke. We oppose such blanket bans and unreasonable restrictions of products that have the potential to present less risk of harm compared to continued smoking. By contrast, we support regulation that sets clear standards and propels innovation to benefit adult smokers who would otherwise continue to smoke.

In the United States, an established regulatory framework for assessing “Modified Risk Tobacco Products” and “New Tobacco Products” exists under the jurisdiction of the Food and Drug Administration (“FDA”). Future FDA actions may influence the regulatory approach of other governments. We submitted to the FDA a Modified Risk Tobacco Product Application (“MRTPA”) for Platform 1 in December 2016, and a Premarket Tobacco Product Application for Platform 1 in March 2017. In May 2017, the FDA formally accepted and filed our MRTPA for substantive scientific review and, in June 2017, the FDA opened the period for the public to provide comments on our application.

In the EU, all EU Member States and Norway have transposed the EU Tobacco Products Directive, including the provisions on Novel Tobacco Products, such as heated tobacco units and e-cigarettes. Most of the EU Member States require a notification submitted six months before the intended placing on the market of a Novel Tobacco Product, while some require pre-market authorizations for the introduction of such products. To date, we have filed a comprehensive dossier summarizing our scientific assessment of Platform 1 in 20 Member States.

We make our scientific findings publicly available for scrutiny and peer review through several channels, including our websites. From time to time, adult consumers, competitors, members of the scientific community, and others inquire into our scientific methodologies, challenge our scientific conclusions or request further study of certain aspects of our RRPs and their health effects. We are committed to a robust and open scientific debate but believe that such debate should be based on accurate and reliable scientific information. We seek to provide accurate and reliable scientific information about our RRPs; nonetheless, we may not be able to prevent dissemination of false, misleading or unsubstantiated information about these products.

To date, we have been largely successful in demonstrating to regulators that our RRPs are not cigarettes, and as such they are generally taxed either as a separate category or as other tobacco products, which yields more favorable tax rates than cigarettes. Although we believe that this is sensible from the public health perspective, we cannot guarantee that regulators will maintain this approach.

There can be no assurance that we will succeed in our efforts to replace cigarettes with RRPs or that regulation will allow us to commercialize RRPs in all markets, to communicate scientifically substantiated risk-reduction claims, or to treat RRPs differently from cigarettes.

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

In November 2010, a WTO panel issued its decision in a dispute relating to facts that arose from August 2006 between the Philippines and Thailand concerning a series of Thai customs and tax measures affecting cigarettes imported by PM Thailand into Thailand (see Note 8. Contingencies for additional information). The WTO panel decision, which was upheld by the WTO Appellate Body, concluded that Thailand had no basis to find that PM Thailand's declared customs values and taxes paid were too low, as alleged by the DSI in 2009. The decision also created obligations for Thailand to revise its laws, regulations, or practices affecting the customs valuation and tax treatment of future cigarette imports. Thailand agreed in September 2011 to fully comply with the decision by October 2012. The Philippines asserts that to date Thailand has not fully complied with the WTO panel decision. The Philippines has repeatedly expressed concerns with ongoing investigations by Thailand of PM Thailand, including those that led to the criminal charges described in Note 8. Contingencies, and has commenced two formal proceedings at the WTO to challenge criminal charges against PM Thailand arguing that the criminal charges appear to be based on grounds not supported by WTO customs valuation rules and inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies.

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

We do not sell products in Iran, Sudan, North Korea, and Syria. From time to time, we explore opportunities to sell our products in one or more of these countries, as permitted by law.

We expect to commence sales of cigarettes in Cuba later in 2017, as permitted by law.

Certain states within the U.S. have enacted legislation permitting state pension funds to divest or abstain from future investment in stocks of companies that do business with certain countries that are sanctioned by the U.S. We do not believe such legislation has had a material effect on the price of our shares.

Operating Results – Six Months and Three Months Ended June 30, 2017

The following discussion compares operating results within each of our reportable segments for the six months and three months ended June 30, 2017, with the six months and three months ended June 30, 2016.

Unless otherwise stated, references to total industry, total market, our shipment volume and our market share performance reflect cigarettes and our heated tobacco units for those markets that have commercial sales of IQOS.

European Union:

European Union	For the Six Months Ended June 30,
(in millions)	2017	2016	Variance	%
Net revenues	$12,810	$13,277	$(467)	(3.5)%
Excise taxes on products	8,960	9,259	(299)	(3.2)%
Net revenues, excluding excise taxes on products	3,850	4,018	(168)	(4.2)%
Operating companies income	1,741	1,976	(235)	(11.9)%
For the six months ended June 30, 2017, net revenues decreased by $467 million. Excluding excise taxes, net revenues decreased by $168 million due to:

•	unfavorable currency ($147 million) and

•	unfavorable volume/mix ($106 million), partially offset by

•	price increases ($85 million).

The net revenues of the European Union segment include $95 million in 2017 and $21 million in 2016 related to the sale of RRPs. Excluding excise taxes, net revenues for RRPs were $81 million in 2017 and $19 million in 2016.
Operating companies income decreased by $235 million during the six months ended June 30, 2017. This decrease was due to:

•	unfavorable volume/mix ($132 million),

•	higher marketing, administration and research costs ($115 million) and

•	unfavorable currency ($89 million), partly offset by

•	price increases ($85 million) and

•	lower manufacturing costs ($16 million).

European Union	For the Three Months Ended June 30,
(in millions)	2017	2016	Variance	%
Net revenues	$6,921	$7,134	$(213)	(3.0)%
Excise taxes on products	4,811	4,979	(168)	(3.4)%
Net revenues, excluding excise taxes on products	2,110	2,155	(45)	(2.1)%
Operating companies income	969	1,070	(101)	(9.4)%
For the three months ended June 30, 2017, net revenues decreased by $213 million. Excluding excise taxes, net revenues decreased by $45 million due primarily to:

•	unfavorable currency ($92 million), partly offset by

•	price increases ($38 million).

The net revenues of the European Union segment include $59 million in 2017 and $12 million in 2016 related to the sale of RRPs. Excluding excise taxes, net revenues for RRPs were $50 million in 2017 and $11 million in 2016.

Operating companies income decreased by $101 million during the three months ended June 30, 2017. This decrease was due to:

•	higher marketing, administration and research costs ($74 million, primarily related to increased investment behind reduced-risk products),

•	unfavorable currency ($61 million) and

•	unfavorable volume/mix ($23 million), partially offset by

•	price increases ($38 million) and

•	lower manufacturing costs ($19 million).

European Union - Total Market

In the second quarter, the estimated total market in the European Union decreased by 1.0% to 127.9 billion units, partly reflecting a lower prevalence of illicit trade, notably in Poland. The net impact of inventory movements on the estimated total market was immaterial.

For the six months year-to-date, the estimated total market in the European Union decreased by 1.8% to 240.1 billion units, partly reflecting the same dynamic as described for the quarter. The net impact of inventory movements on the estimated total market was immaterial.

European Union - PMI Shipment Volume and Market Share Commentaries

Shipment volume and market share performance by brand for cigarettes and heated tobacco units are shown in the tables below:

	European Union PMI Shipment Volume (Million Units)
	Second-Quarter			Six Months Year-to-Date

	2017	2016	Change	2017	2016	Change

Cigarettes	49,758	50,399	(1.3)%	92,298	96,392	(4.2)%
Heated Tobacco Units	392	31	+100.0%	576	47	+100.0%
Total European Union	50,150	50,430	(0.6)%	92,874	96,439	(3.7)%

	European Union Shipment Volume by Brand (Million Units)
	Second-Quarter			Six Months Year-to-Date

Cigarettes	2017	2016	Change	2017	2016	Change
Marlboro	24,600	24,939	(1.4)%	45,525	47,639	(4.4)%
L&M	9,069	8,986	0.9%	17,002	17,174	(1.0)%
Chesterfield	7,772	7,907	(1.7)%	14,268	15,055	(5.2)%
Philip Morris	4,161	4,238	(1.8)%	7,857	8,292	(5.2)%
Others	4,156	4,329	(4.0)%	7,646	8,232	(7.1)%
Total Cigarettes	49,758	50,399	(1.3)%	92,298	96,392	(4.2)%
Heated Tobacco Units	392	31	+100.0%	576	47	+100.0%
Total European Union	50,150	50,430	(0.6)%	92,874	96,439	(3.7)%

	European Union Market Shares by Brand
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2017	2016	p.p.	2017	2016	p.p.
Marlboro	18.8%	19.1%	(0.3)	18.8%	19.1%	(0.3)
L&M	7.0%	6.9%	0.1	7.0%	6.9%	0.1
Chesterfield	5.9%	6.0%	(0.1)	6.0%	6.0%	—
Philip Morris	3.1%	3.3%	(0.2)	3.1%	3.3%	(0.2)
Others*	3.4%	3.1%	0.3	3.4%	3.2%	0.2
Total European Union	38.2%	38.4%	(0.2)	38.3%	38.5%	(0.2)
*Includes heated tobacco units.

In the second quarter, our total shipment volume decreased by 0.6% to 50.2 billion units, mainly due to Germany, Greece and Spain, partly offset by Italy, France and Poland. Excluding estimated inventory movements, principally associated with distributor cigarette inventory movements in Italy, our total shipment volume decreased by 1.6%. The decrease in cigarette shipment volume of Marlboro was mainly due to Germany and Spain, partly offset by Italy. The increase in cigarette shipment volume of L&M was mainly driven by France and Poland, partly offset by Germany. The decrease in cigarette shipment volume of Chesterfield was mainly due to Portugal and Spain, partly offset by Italy and Poland. The decrease in cigarette shipment volume of Philip Morris was mainly due to Italy, partly offset by France. The decrease in cigarette shipment volume of "Others" was mainly due to Muratti in Italy and RGD in Poland.

In the second quarter, our total market share decreased by 0.2 points to 38.2%, with declines, mainly in Germany, Italy and Spain, partly offset by gains, notably in France and Poland.

For the six months year-to-date, our total shipment volume decreased by 3.7% to 92.9 billion units, mainly due to cigarette volume declines in Italy and Spain, partly offset by Poland. Excluding estimated inventory movements, principally associated with distributor cigarette inventory movements, mainly in Italy and Spain, our total shipment volume decreased by 2.2%. The decrease in cigarette shipment volume of Marlboro was mainly due to Italy and Spain. The decrease in cigarette shipment volume of L&M was mainly due to Germany and Spain, partly offset by Poland. The decrease in cigarette shipment volume of Chesterfield was mainly due to Italy and Spain, partly offset by Poland and the United Kingdom. The decrease in cigarette shipment volume of Philip Morris was mainly due to Italy. The decrease in cigarette shipment volume of "Others" was mainly due to Merit and Muratti in Italy.

For the six months year-to-date, our total market share decreased by 0.2 points to 38.3%, with declines, mainly in Germany, Italy and Spain, partly offset by gains, notably in France and Poland.

European Union - Key Market Commentaries

In France, estimated industry size, our shipment volume and market share performance, shown in the table below, include cigarettes and our heated tobacco units.

	France Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2017	2016	% / p.p.	2017	2016	% / p.p.
Total Market (billion units)	11.8	11.7	0.5%	22.6	22.4	1.0%

PMI Shipments (million units)	5,150	5,057	1.8%	9,876	9,835	0.4%

PMI Market Share
Marlboro	26.8%	26.2%	0.6	26.7%	26.1%	0.6
Philip Morris	10.2%	10.0%	0.2	10.2%	10.1%	0.1
Chesterfield	3.1%	3.2%	(0.1)	3.1%	3.1%	—
Others*	2.9%	2.7%	0.2	2.9%	2.8%	0.1
Total	43.0%	42.1%	0.9	42.9%	42.1%	0.8
*Includes heated tobacco units.

In the second quarter, the estimated total market increased by 0.5%. Excluding the net impact of estimated trade inventory movements, primarily associated with the implementation of the Tobacco Products Directive (TPD) in 2016, the estimated total market declined by 1.2%. The increase in our shipment volume was mainly driven by higher market share, principally Marlboro, partly reflecting in-switching.

For the six months year-to-date, the estimated total market increased by 1.0%. The increase in our shipment volume was mainly driven by higher market share, principally Marlboro, reflecting the same dynamic as in the quarter.

In Germany, estimated industry size, our shipment volume and market share performance, shown in the table below, include cigarettes and our heated tobacco units.

	Germany Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2017	2016	% / p.p.	2017	2016	% / p.p.
Total Market (billion units)	19.8	20.1	(1.7)%	37.3	38.0	(1.9)%

PMI Shipments (million units)	7,270	7,608	(4.4)%	13,932	14,375	(3.1)%

PMI Market Share
Marlboro	22.1%	22.7%	(0.6)	22.7%	22.8%	(0.1)
L&M	11.5%	11.9%	(0.4)	11.6%	11.9%	(0.3)
Chesterfield	1.6%	1.7%	(0.1)	1.6%	1.7%	(0.1)
Others*	1.5%	1.5%	—	1.5%	1.4%	0.1
Total	36.7%	37.8%	(1.1)	37.4%	37.8%	(0.4)
*Includes heated tobacco units.

In the second quarter, the estimated total market decreased by 1.7%, partly reflecting the lapsed contribution of favorable factors in 2016, including a lower prevalence of illicit trade, which contributed to a growth of the total market in the second quarter of 2016 of 1.3%, as well as the impact of price increases in March 2017. The decrease in our shipment volume was mainly due to the lower total market and market share, mainly Marlboro, reflecting the impact of its price increase from the round €6.00 per pack price point to €6.30, combined with the later timing of competitors' price increases.

For the six months year-to-date, the estimated total market decreased by 1.9%, partly reflecting the lapsed contribution of favorable factors in 2016, as well as the impact of price increases in March 2017. The decrease in our shipment volume was mainly due to the lower total market.

In Italy, estimated industry size, our shipment volume and market share performance, shown in the table below, include cigarettes and our heated tobacco units.

	Italy Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2017	2016	% / p.p.	2017	2016	% / p.p.
Total Market (billion units)	18.2	18.7	(2.7)%	34.4	35.8	(3.9)%

PMI Shipments (million units)	10,244	10,093	1.5%	18,044	19,947	(9.5)%

PMI Market Share
Marlboro	23.9%	24.4%	(0.5)	23.7%	24.6%	(0.9)
Chesterfield	11.2%	11.5%	(0.3)	11.3%	11.5%	(0.2)
Philip Morris	7.8%	8.5%	(0.7)	7.9%	8.7%	(0.8)
HEETS	0.6%	—%	0.6	0.6%	—%	0.6
Others	8.5%	8.0%	0.5	8.4%	8.1%	0.3
Total	52.0%	52.4%	(0.4)	51.9%	52.9%	(1.0)

In the second quarter, the estimated total market decreased by 2.7%, partly reflecting the implementation of elements of the TPD, notably the ban on pack sizes of ten cigarettes, which fueled growth in cheaper alternatives, including fine cut and cigarillos. The decline of our shipments, down by 3.4% excluding the net impact of distributor inventory movements, mainly reflected the lower total market. Our lower market share was mainly due to: Marlboro, as a result of its price increase in the second quarter of 2016, the ban on pack sizes of ten cigarettes, and out-switching to HEETS; and low-price Philip Morris, impacted by the growth of the super-low price segment.

For the six months year-to-date, the estimated total market decreased by 3.9%, mainly reflecting the same dynamics as in the quarter. The decline of the total market also reflected a challenging comparison with the first six months of 2016, which grew by 1.3%. The decline of our shipments, down by 5.6% excluding the net impact of distributor inventory movements, mainly reflected the lower total market, as well as lower cigarette market share, principally due to the same factors as in the quarter.

In Poland, estimated industry size, our shipment volume and market share performance, shown in the table below, include cigarettes and our heated tobacco units.

	Poland Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2017	2016	% / p.p.	2017	2016	% / p.p.
Total Market (billion units)	10.9	10.7	1.3%	21.1	20.8	1.4%

PMI Shipments (million units)	4,573	4,505	1.5%	8,876	8,651	2.6%

PMI Market Share
Marlboro	11.0%	11.5%	(0.5)	10.6%	11.3%	(0.7)
L&M	18.3%	18.1%	0.2	18.5%	18.3%	0.2
Chesterfield	10.0%	9.2%	0.8	9.9%	8.9%	1.0
Others*	2.8%	3.2%	(0.4)	3.1%	3.1%	—
Total	42.1%	42.0%	0.1	42.1%	41.6%	0.5
*Includes heated tobacco units.

In the second quarter, the estimated total market increased by 1.3%, mainly driven by a lower prevalence of illicit trade. The increase in our shipment volume primarily reflected the higher total market. The slight increase in our market share reflected higher share of Chesterfield, driven by brand support, partly offset by Marlboro.

For the six months year-to-date, the estimated total market increased by 1.4%, reflecting the same dynamics as in the quarter. The increase in our shipment volume was primarily driven by the higher total market, as well as higher market share, mainly reflecting higher share of Chesterfield, driven by brand support, partly offset by Marlboro.

In Spain, estimated industry size, our shipment volume and market share performance, shown in the table below, include cigarettes and our heated tobacco units.

	Spain Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2017	2016	% / p.p.	2017	2016	% / p.p.
Total Market (billion units)	11.8	11.9	(0.8)%	21.7	22.3	(2.6)%

PMI Shipments (million units)	4,099	4,344	(5.6)%	7,284	8,366	(12.9)%

PMI Market Share
Marlboro	16.4%	17.9%	(1.5)	16.3%	17.8%	(1.5)
L&M	5.4%	5.4%	—	5.4%	5.5%	(0.1)
Chesterfield	8.5%	8.4%	0.1	8.6%	8.7%	(0.1)
Others*	1.7%	2.1%	(0.4)	1.8%	2.0%	(0.2)
Total	32.0%	33.8%	(1.8)	32.1%	34.0%	(1.9)
*Includes heated tobacco units.

In the second quarter, the estimated total market decreased by 0.8%, or by 3.2% excluding the net impact of estimated trade inventory movements associated with the second quarter of 2016. The decline of our shipments was mainly due to lower market share, principally due to Marlboro, reflecting the impact of price increases, particularly above the round €5.00 per pack price point in the vending channel, as well as a challenging comparison with the second quarter of 2016 in which the market share of Marlboro grew by 1.1 points.

For the six months year-to-date, the estimated total market decreased by 2.6%. The decline of our shipments, down by 7.1% excluding the net impact of distributor inventory movements associated with the first six months of 2016, was mainly due to the lower total market and lower market share, principally due to Marlboro, reflecting the same dynamics as in the quarter, as well as a challenging comparison with the first six months of 2016 in which the market share of Marlboro grew by 1.4 points.

Eastern Europe, Middle East & Africa:

Eastern Europe, Middle East & Africa	For the Six Months Ended June 30,
(in millions)	2017	2016	Variance	%
Net revenues	$8,187	$8,528	$(341)	(4.0)%
Excise taxes on products	5,035	5,262	(227)	(4.3)%
Net revenues, excluding excise taxes on products	3,152	3,266	(114)	(3.5)%
Operating companies income	1,423	1,427	(4)	(0.3)%

For the six months ended June 30, 2017, net revenues decreased by $341 million. Excluding excise taxes, net revenues decreased by $114 million due to:

•	unfavorable volume/mix ($233 million) and

•	unfavorable currency ($161 million), partly offset by

•	price increases ($280 million).

The net revenues of the Eastern Europe, Middle East & Africa segment include $26 million in 2017 related to sale of RRPs. Excluding excise taxes, net revenues for RRPs were $23 million in 2017.

Operating companies income decreased by $4 million during the six months ended June 30, 2017. This decrease was due primarily to:

•	unfavorable volume/mix ($178 million),

•	unfavorable currency ($99 million) and

•	higher manufacturing costs ($10 million), partially offset by

•	price increases ($280 million).

Eastern Europe, Middle East & Africa	For the Three Months Ended June 30,
(in millions)	2017	2016	Variance	%
Net revenues	$4,492	$4,531	$(39)	(0.9)%
Excise taxes on products	2,817	2,867	(50)	(1.7)%
Net revenues, excluding excise taxes on products	1,675	1,664	11	0.7%
Operating companies income	733	794	(61)	(7.7)%

For the three months ended June 30, 2017, net revenues decreased by $39 million. Excluding excise taxes, net revenues increased by $11 million due to:

•	price increases ($127 million), partly offset by

•	unfavorable currency ($62 million) and

•	unfavorable volume/mix ($54 million).

The net revenues of the Eastern Europe, Middle East & Africa segment include $18 million in 2017 related to sale of RRPs. Excluding excise taxes, net revenues for RRPs were $16 million in 2017.

Operating companies income decreased by $61 million during the three months ended June 30, 2017. This decrease was primarily due to:

•	unfavorable currency ($87 million),

•	unfavorable volume/mix ($43 million),

•	higher marketing, administration and research costs ($34 million) and

•	higher manufacturing costs ($17 million), partly offset by

•	price increases ($127 million).

Eastern Europe, Middle East & Africa - PMI Shipment Volume Commentaries

	EEMA PMI Shipment Volume (Million Units)
	Second-Quarter			Six Months Year-to-Date

	2017	2016	Change	2017	2016	Change

Cigarettes	64,414	68,332	(5.7)%	120,988	131,458	(8.0)%
Heated Tobacco Units	229	8	+100.0%	334	10	+100.0%
Total EEMA	64,643	68,340	(5.4)%	121,322	131,468	(7.7)%

	EEMA PMI Shipment Volume by Brand (Million Units)
	Second-Quarter			Six Months Year-to-Date

	2017	2016	Change	2017	2016	Change
Cigarettes
Marlboro	17,037	17,391	(2.0)%	33,153	34,923	(5.1)%
L&M	11,791	13,160	(10.4)%	23,280	26,025	(10.5)%
Bond Street	9,844	10,901	(9.7)%	17,976	20,151	(10.8)%
Parliament	8,273	8,938	(7.4)%	14,815	16,239	(8.8)%
Others	17,469	17,942	(2.6)%	31,764	34,120	(6.9)%
Total Cigarettes	64,414	68,332	(5.7)%	120,988	131,458	(8.0)%
Heated Tobacco Units	229	8	+100.0%	334	10	+100.0%
Total EEMA	64,643	68,340	(5.4)%	121,322	131,468	(7.7)%

In the second quarter, our total shipment volume decreased by 5.4% to 64.6 billion units, mainly due to cigarette volume declines in: Russia; Saudi Arabia, notably reflecting the implementation of a new excise tax in June 2017 resulting in a doubling of retail prices, from SAR 12 to SAR 24 per pack in the case of Marlboro; Turkey and Ukraine, partly offset by North Africa.

In the second quarter, the decrease in cigarette shipment volume of Marlboro was mainly due to Saudi Arabia, partly offset by North Africa. The decrease in cigarette shipment volume of L&M was mainly due to North Africa, Russia, Saudi Arabia and Turkey, partly offset by Kazakhstan. The decrease in cigarette shipment volume of Bond Street was mainly due to Kazakhstan and Ukraine. The decrease in cigarette shipment volume of Parliament was mainly due to Russia, Saudi Arabia and Turkey, partly offset by Kazakhstan. The decrease in cigarette shipment volume of "Others" was mainly due to low-price Next/Dubliss in Russia, due to the competitive environment, while largely local, lower-margin brands in Russia and Ukraine were successfully morphed into Philip Morris.

For the six months year-to-date, our total shipment volume decreased by 7.7% to 121.3 billion units, mainly reflecting cigarette volume declines in Russia, Saudi Arabia, Turkey and Ukraine.

For the six months year-to-date, the decrease in cigarette shipment volume of Marlboro was mainly due to Saudi Arabia, partly offset by North Africa. The decrease in cigarette shipment volume of L&M was mainly due to North Africa, Russia, Turkey and Ukraine, partly offset by Kazakhstan. The decrease in cigarette shipment volume of Bond Street was mainly due to Kazakhstan, Russia and Ukraine. The decrease in cigarette shipment volume of Parliament was mainly due to Russia, Saudi Arabia and Turkey. The decrease in cigarette shipment volume of "Others" was mainly due to the same dynamics as in the quarter.

Eastern Europe, Middle East & Africa - Key Market Commentaries

In North Africa (defined as Algeria, Egypt, Libya, Morocco and Tunisia), estimated cigarette industry size, our cigarette shipment volume and cigarette market share performance are shown in the table below.

	North Africa Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2017	2016	% / p.p.	2017	2016	% / p.p.
Total Cigarette Market (billion units)	34.2	34.2	0.1%	67.8	68.5	(1.0)%

PMI Cigarette Shipments (million units)	7,616	7,184	6.0%	16,395	17,414	(5.8)%

PMI Cigarette Market Share
Marlboro	8.9%	6.9%	2.0	8.5%	7.1%	1.4
L&M	11.1%	11.9%	(0.8)	11.5%	13.0%	(1.5)
Others	2.6%	3.1%	(0.5)	2.7%	3.1%	(0.4)
Total	22.6%	21.9%	0.7	22.7%	23.2%	(0.5)

In the second quarter, the estimated total cigarette market was essentially flat. The increase in our cigarette shipment volume, up by 3.3% excluding estimated distributor inventory movements, mainly reflected higher cigarette market share, notably driven by the recovery of Marlboro in Algeria following product changes to address the lower-than-anticipated acceptance of Architecture 2.0 in 2016, partly offset by L&M in Egypt as a result of widening price gaps with competitors' brands.

For the six months year-to-date, the estimated total cigarette market decreased by 1.0%, mainly due to Algeria. The decrease in our cigarette shipment volume, down by 3.1% excluding estimated distributor inventory movements, was mainly due to the lower total cigarette market, as well as lower cigarette market share, notably of L&M in Egypt as a result of widening price gaps with competitors' brands, partly offset by the recovery of Marlboro in Algeria, reflecting the same dynamic as in the quarter.

In Russia, estimated industry size and our shipment volume, shown in the table below, include cigarettes and our heated tobacco units. Our May quarter-to-date and year-to-date market share performance, as measured by Nielsen and shown in the table below, reflects that of cigarettes.

	Russia Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2017	2016	% / p.p.	2017	2016	% / p.p.
Total Market (billion units)	68.6	73.1	(6.2)%	124.4	132.5	(6.1)%

PMI Shipments (million units)	19,584	20,543	(4.7)%	34,423	38,354	(10.2)%

PMI Cigarette Market Share
Marlboro	1.4%	1.4%	—	1.4%	1.4%	—
Parliament	3.5%	3.9%	(0.4)	3.6%	3.9%	(0.3)
Bond Street	8.9%	8.0%	0.9	9.1%	8.2%	0.9
Others	13.3%	13.7%	(0.4)	13.1%	13.9%	(0.8)
Total	27.1%	27.0%	0.1	27.2%	27.4%	(0.2)

In the second quarter, the estimated total market decreased by 6.2%, reflecting the impact of excise tax-driven price increases. The decline of our shipment volume was mainly due to the lower total market. The slight increase in our market share was driven by Bond Street and the growth of recently-launched Philip Morris in "Others," reflecting the successful morphing of super-low price Optima and Apollo Soyuz, partly offset by Parliament, reflecting the impact of price increases.

For the six months year-to-date, the estimated total market decreased by 6.1%, reflecting the same dynamic as in the quarter. Excluding the net impact of estimated distributor inventory movements, mainly associated with 2016, our shipment volume decreased by 5.9%, in line with the lower total market. The decrease of our cigarette market share was mainly due to: Parliament, reflecting the impact of price increases; Chesterfield, L&M and Next in "Others," primarily reflecting slower-than-anticipated retail price penetration of competitors' brands, partly offset by Bond Street; and the growth of recently-launched Philip Morris in "Others," reflecting the successful morphing of super-low price Optima and Apollo Soyuz.

In Turkey, estimated cigarette industry size, our cigarette shipment volume and May quarter-to-date and year-to-date cigarette market share performance, as measured by Nielsen, are shown in the table below.

	Turkey Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2017	2016	% / p.p.	2017	2016	% / p.p.
Total Cigarette Market (billion units)	26.0	27.8	(6.5)%	48.0	50.2	(4.4)%

PMI Cigarette Shipments (million units)	12,135	13,164	(7.8)%	21,965	23,509	(6.6)%

PMI Cigarette Market Share
Marlboro	10.1%	10.1%	—	10.0%	10.0%	—
Parliament	11.6%	11.6%	—	11.4%	11.6%	(0.2)
Lark	7.0%	7.6%	(0.6)	6.9%	7.7%	(0.8)
Others	14.7%	14.9%	(0.2)	14.9%	14.7%	0.2
Total	43.4%	44.2%	(0.8)	43.2%	44.0%	(0.8)

In the second quarter, the estimated total cigarette market decreased by 6.5%, mainly reflecting a higher prevalence of illicit trade. The decrease in our shipments was mainly due to the lower total cigarette market and lower cigarette market share, mainly driven by low-price Lark reflecting competitive pressure from super-low price alternatives.

For the six months year-to-date, the estimated total cigarette market decreased by 4.4%. Excluding the net impact of estimated trade inventory movements associated with the timing of anticipated price increases, the estimated total cigarette market declined by 6.8%, mainly reflecting a higher prevalence of illicit trade resulting from the impact of price increases. The decrease in our shipments was mainly due to the lower total cigarette market and lower cigarette market share, mainly reflecting the same dynamics as in the quarter.

In Ukraine, estimated industry size and our shipment volume, shown in the table below, include cigarettes and our heated tobacco units. Our May quarter-to-date and year-to-date market share performance, as measured by Nielsen and shown in the table below, reflects that of cigarettes.

	Ukraine Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2017	2016	% / p.p.	2017	2016	% / p.p.
Total Market (billion units)	17.5	19.4	(9.3)%	32.4	36.7	(11.6)%

PMI Shipments (million units)	5,296	5,952	(11.0)%	9,406	11,600	(18.9)%

PMI Cigarette Market Share
Marlboro	3.2%	3.1%	0.1	3.1%	3.2%	(0.1)
Parliament	3.4%	2.9%	0.5	3.2%	2.8%	0.4
Bond Street	9.0%	10.5%	(1.5)	9.0%	10.4%	(1.4)
Others	12.6%	14.4%	(1.8)	12.3%	13.9%	(1.6)
Total	28.2%	30.9%	(2.7)	27.6%	30.3%	(2.7)

In the second quarter, the estimated total market decreased by 9.3%, mainly due to the impact of price increases and a challenging comparison with the second quarter of 2016, which grew by 2.7%. The decrease in our shipment volume was primarily due to the lower total market, as well as lower cigarette market share, primarily of low-price Bond Street, and in "Others," Chesterfield, largely reflecting the impact of price increases and President, following its morphing into Philip Morris.

For the six months year-to-date, the estimated total market decreased by 11.6%, mainly due to the impact of price increases and a challenging comparison with the first six months of 2016, which grew by 9.1%. The decrease in our shipment volume was primarily due to the lower total market, as well as lower cigarette market share, primarily of low-price Bond Street, and in "Others," Chesterfield, largely reflecting the impact of price increases and President, following its morphing into Philip Morris, partly offset by L&M.

Asia:

Asia	For the Six Months Ended June 30,
(in millions)	2017	2016	Variance	%
Net revenues	$10,205	$9,901	$304	3.1%
Excise taxes on products	5,580	5,800	(220)	(3.8)%
Net revenues, excluding excise taxes on products	4,625	4,101	524	12.8%
Operating companies income	1,688	1,527	161	10.5%

For the six months ended June 30, 2017, net revenues increased by $304 million. Excluding excise taxes, net revenues increased by $524 million due to:

•	price increases ($271 million),

•	favorable volume/mix ($218 million) and

•	favorable currency ($35 million).

The net revenues of the Asia segment include $947 million in 2017 and $158 million in 2016 related to sale of RRPs, mainly driven by Japan. Excluding excise taxes, net revenues for RRPs were $945 million in 2017 and $158 million in 2016. In some jurisdictions, including Japan, we are not responsible for collecting excise taxes.

Operating companies income increased by $161 million during the six months ended June 30, 2017. This increase was due to:

•	price increases ($271 million) and

•	favorable currency ($29 million), partly offset by

•	unfavorable volume/mix ($75 million),

•	higher marketing, administration and research costs ($44 million) and

•	higher manufacturing costs ($20 million).

Asia	For the Three Months Ended June 30,
(in millions)	2017	2016	Variance	%
Net revenues	$5,367	$5,212	$155	3.0%
Excise taxes on products	2,983	3,079	(96)	(3.1)%
Net revenues, excluding excise taxes on products	2,384	2,133	251	11.8%
Operating companies income	836	749	87	11.6%
For the three months ended June 30, 2017, net revenues increased by $155 million. Excluding excise taxes, net revenues increased by $251 million due to:

•	favorable volume/mix ($144 million) and

•	price increases ($128 million), partly offset by

•	unfavorable currency ($21 million).

The net revenues of the Asia segment include $551 million in 2017 and $111 million in 2016 related to sale of RRPs, mainly driven by Japan. Excluding excise taxes, net revenues for RRPs were $549 million in 2017 and $111 million in 2016.

Operating companies income increased by $87 million during the three months ended June 30, 2017. This increase was due primarily to:

•	price increases ($128 million), partly offset by

•	unfavorable currency ($25 million) and

•	unfavorable volume/mix ($19 million).

Asia - PMI Shipment Volume Commentaries

	Asia PMI Shipment Volume (Million Units)
	Second-Quarter			Six Months Year-to-Date

	2017	2016	Change	2017	2016	Change

Cigarettes	57,815	69,299	(16.6)%	112,957	134,521	(16.0)%
Heated Tobacco Units	5,726	1,118	+100.0%	9,871	1,553	+100.0%
Total Asia	63,541	70,417	(9.8)%	122,828	136,074	(9.7)%

	Asia PMI Shipment Volume by Brand (Million Units)
	Second-Quarter			Six Months Year-to-Date

	2017	2016	Change	2017	2016	Change
Cigarettes
Marlboro	18,294	19,437	(5.9)%	36,028	38,310	(6.0)%
Lark	3,291	4,845	(32.1)%	7,857	9,147	(14.1)%
Parliament	2,532	2,580	(1.8)%	4,858	4,990	(2.6)%
Others	33,698	42,437	(20.6)%	64,214	82,074	(21.8)%
Total Cigarettes	57,815	69,299	(16.6)%	112,957	134,521	(16.0)%
Heated Tobacco Units	5,726	1,118	+100.0%	9,871	1,553	+100.0%
Total Asia	63,541	70,417	(9.8)%	122,828	136,074	(9.7)%

In the second quarter, our total shipment volume decreased by 9.8% to 63.5 billion units, mainly due to cigarette volume declines in: Indonesia; Japan; Pakistan, reflecting the impact of excise tax-driven price increases and an increase in the prevalence of illicit trade; and the Philippines; partly offset by higher heated tobacco unit volume in Japan.

In the second quarter, the decrease in cigarette shipment volume of Marlboro was mainly due to Japan, primarily reflecting out-switching to Marlboro HeatSticks, partly offset by the Philippines. The decrease in cigarette shipment volume of Lark was driven by Japan. The decrease in cigarette shipment volume of Parliament was mainly due to Japan, partly offset by Korea. The decrease in cigarette shipment volume of "Others" was mainly due to Indonesia and to local, low-margin brands in Pakistan and the Philippines.

For the six months year-to-date, our total shipment volume decreased by 9.7% to 122.8 billion units, mainly due to the same dynamics as in the quarter.

For the six months year-to-date, the decrease in cigarette shipment volume of Marlboro was mainly due to Japan, primarily reflecting out-switching to Marlboro HeatSticks, partly offset by the Philippines. The decrease in cigarette shipment volume of Lark was driven by Japan. The decrease in cigarette shipment volume of Parliament was mainly due to Japan, partly offset by Korea. The decrease in cigarette shipment volume of "Others" was mainly due to Indonesia and to local, low-margin brands in Pakistan and the Philippines.

Asia - Key Market Commentaries
In Indonesia, estimated cigarette industry size, our cigarette shipment volume, cigarette market share and segmentation performance are shown in the tables below.

	Indonesia Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2017	2016	% / p.p.	2017	2016	% / p.p.
Total Cigarette Market (billion units)	75.7	85.6	(11.6)%	146.6	160.8	(8.8)%

PMI Cigarette Shipments (million units)	24,811	28,566	(13.1)%	48,210	53,708	(10.2)%

PMI Cigarette Market Share
Sampoerna A	14.0%	13.9%	0.1	13.9%	14.1%	(0.2)
Dji Sam Soe	6.4%	6.4%	—	6.3%	6.5%	(0.2)
Sampoerna U	4.7%	5.2%	(0.5)	4.8%	4.9%	(0.1)
Others	7.7%	7.9%	(0.2)	7.9%	7.9%	—
Total	32.8%	33.4%	(0.6)	32.9%	33.4%	(0.5)

	Indonesia Segmentation Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2017	2016	p.p.	2017	2016	p.p.
Segment % of Total Market
Hand-Rolled Kretek (SKT)	17.4%	18.3%	(0.9)	17.8%	18.6%	(0.8)
Machine-Made Kretek (SKM)	77.1%	75.4%	1.7	76.7%	75.3%	1.4
Whites (SPM)	5.5%	6.3%	(0.8)	5.5%	6.1%	(0.6)
Total	100.0%	100.0%	—	100.0%	100.0%	—

PMI % Share of Segment
Hand-Rolled Kretek (SKT)	36.2%	36.5%	(0.3)	37.1%	37.3%	(0.2)
Machine-Made Kretek (SKM)	29.1%	28.7%	0.4	28.9%	28.6%	0.3
Whites (SPM)	73.4%	80.7%	(7.3)	75.0%	81.0%	(6.0)

In the second quarter, the estimated total cigarette market decreased by 11.6%, unfavorably impacted by net estimated trade inventory movements mainly associated with the timing of Ramadan. The decline primarily reflected the impact of above-inflation tax-driven price increases and the impact of higher utility prices on consumer spending. The decrease in our cigarette shipments was mainly due to the lower estimated total cigarette market. The decline of our cigarette market share mainly reflected the decline of our share of the SPM segment and the soft performance of our SKT portfolio.

For the six months year-to-date, the estimated total cigarette market decreased by 8.8%, unfavorably impacted by net estimated trade inventory movements mainly associated with the timing of Ramadan, primarily reflecting the same dynamics as in the quarter. The decrease in our cigarette shipments and share primarily reflected the same dynamics as in the quarter.

In Japan, estimated industry size, our shipment volume and market share performance, shown in the table below, include cigarettes and our heated tobacco units.

	Japan Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2017	2016	% / p.p.	2017	2016	% / p.p.
Total Market (billion units)	43.4	43.7	(0.8)%	84.0	87.6	(4.1)%

PMI Shipments (million units)
Cigarettes	8,274	11,042	(25.1)%	18,975	22,593	(16.0)%
Heated Tobacco Units	5,687	1,118	+100%	9,832	1,553	+100%
Total	13,961	12,160	14.8%	28,807	24,146	19.3%

PMI Market Share
Marlboro	9.6%	10.9%	(1.3)	9.8%	10.7%	(0.9)
Marlboro HeatSticks	10.0%	2.2%	7.8	8.6%	1.5%	7.1
Parliament	2.1%	2.4%	(0.3)	2.1%	2.4%	(0.3)
Lark	8.9%	10.2%	(1.3)	9.0%	9.7%	(0.7)
Others	1.4%	1.8%	(0.4)	1.5%	1.7%	(0.2)
Total	32.0%	27.5%	4.5	31.0%	26.0%	5.0

In the second quarter, the estimated total market decreased by 0.8%, or by 3.2% excluding the net impact of estimated trade inventory movements mainly associated with our principal competitor's products in the second quarter of 2016 after its retail price increases. The increase in our shipment volume mainly reflected higher share, driven by Marlboro HeatSticks.

For the six months year-to-date, the estimated total market decreased by 4.1%, or by 3.8% excluding the net impact of estimated trade inventory movements. Our shipment volume increased by 13.4%, excluding the net impact of distributor inventory movements primarily associated with the timing of Marlboro HeatSticks in transit to Japan, mainly reflecting higher share, driven by Marlboro HeatSticks.

In Korea, estimated industry size, our shipment volume and market share performance, shown in the table below, include cigarettes and our heated tobacco units.

	Korea Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2017	2016	% / p.p.	2017	2016	% / p.p.
Total Market (billion units)	18.2	18.8	(2.8)%	34.4	35.8	(3.9)%

PMI Shipments (million units)	3,696	3,902	(5.3)%	6,745	7,445	(9.4)%

PMI Market Share
Marlboro	9.1%	9.4%	(0.3)	8.9%	9.4%	(0.5)
Parliament	8.4%	7.6%	0.8	8.2%	7.6%	0.6
Virginia S.	2.1%	3.2%	(1.1)	2.0%	3.3%	(1.3)
Others*	0.7%	0.6%	0.1	0.6%	0.6%	—
Total	20.3%	20.8%	(0.5)	19.7%	20.9%	(1.2)
*Includes heated tobacco units

In the second quarter, the estimated total market decreased by 2.8%, primarily reflecting a challenging comparison with the second quarter of 2016 which increased by 7.0%. The decrease in our shipment volume was due to the lower total market, as well as lower market share, reflecting the impact of new brand launches by our principal competitor. The decline in market share of Virginia S. reflected the morphing of its super slims variants to Parliament during the first nine months of 2016.

For the six months year-to-date, the estimated total market decreased by 3.9%, primarily reflecting a challenging comparison with the first six months of 2016, which increased by 20.9%. The decrease in our shipment volume was due to the lower total market, as well as lower market share, mainly due to the same dynamics as in the quarter.

In the Philippines, estimated cigarette industry size, our cigarette shipment volume and cigarette market share performance are shown in the table below.

	Philippines Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2017	2016	% / p.p.	2017	2016	% / p.p.
Total Cigarette Market (billion units)	19.2	20.3	(5.7)%	35.8	39.9	(10.4)%

PMI Cigarette Shipments (million units)	12,671	14,807	(14.4)%	23,626	29,281	(19.3)%

PMI Cigarette Market Share
Marlboro	31.6%	27.8%	3.8	31.9%	27.7%	4.2
Fortune	17.9%	24.7%	(6.8)	17.6%	24.8%	(7.2)
Jackpot	6.4%	8.5%	(2.1)	6.2%	8.7%	(2.5)
Others	10.2%	11.9%	(1.7)	10.3%	12.1%	(1.8)
Total	66.1%	72.9%	(6.8)	66.0%	73.3%	(7.3)

In the second quarter, the estimated total cigarette market decreased by 5.7%, mainly due to the impact of excise tax-driven price increases, including those on our full brand portfolio in the fourth quarter of 2016. The decline in our cigarette shipment volume was due to the lower total cigarette market, as well as lower cigarette market share, particularly of our low and super-low price brands as a result of the timing of competitors' price increases, which initially widened the price gaps to our principal competitor's discounted brands, partly offset by Marlboro, which benefited from in-switching from lower-priced brands.

For the six months year-to-date, the decline of the estimated total cigarette market, our cigarette shipment volume and cigarette market share all reflected the same dynamics as in the quarter.

Latin America & Canada:

Latin America & Canada	For the Six Months Ended June 30,
(in millions)	2017	2016	Variance	%
Net revenues	$4,673	$4,123	$550	13.3%
Excise taxes on products	3,319	2,776	543	19.6%
Net revenues, excluding excise taxes on products	1,354	1,347	7	0.5%
Operating companies income	445	453	(8)	(1.8)%

For the six months ended June 30, 2017, net revenues increased by $550 million. Excluding excise taxes, net revenues increased by $7 million due to:

•	price increases ($139 million), partly offset by

•	unfavorable volume/mix ($90 million) and

•	unfavorable currency ($42 million).

Operating companies income decreased by $8 million during the six months ended June 30, 2017. This decrease was due primarily to:

•	unfavorable volume/mix ($79 million),

•	unfavorable currency ($52 million) and

•	higher manufacturing costs ($22 million), partly offset by

•	price increases ($139 million).

Latin America & Canada	For the Three Months Ended June 30,
(in millions)	2017	2016	Variance	%
Net revenues	$2,539	$2,164	$375	17.3%
Excise taxes on products	1,791	1,467	324	22.1%
Net revenues, excluding excise taxes on products	748	697	51	7.3%
Operating companies income	268	224	44	19.6%

For the three months ended June 30, 2017, net revenues increased by $375 million. Excluding excise taxes, net revenues increased by $51 million due primarily to:

•	price increases ($74 million), partly offset by

•	unfavorable currency ($20 million).

Operating companies income increased by $44 million during the three months ended June 30, 2017 due primarily to:

•	price increases ($74 million), partly offset by

•	unfavorable currency ($26 million).

Latin America & Canada - PMI Shipment Volume Commentaries

	Latin America & Canada PMI Shipment Volume (Million Units)
	Second-Quarter			Six Months Year-to-Date

	2017	2016	Change	2017	2016	Change

Cigarettes	21,553	21,259	1.4%	40,849	42,959	(4.9)%
Heated Tobacco Units	3	—	—%	4	—	—%
Total Latin America & Canada	21,556	21,259	1.4%	40,853	42,959	(4.9)%

	Latin America & Canada PMI Shipment Volume by Brand (Million Units)
	Second-Quarter			Six Months Year-to-Date

	2017	2016	Change	2017	2016	Change
Cigarettes
Marlboro	8,899	8,336	6.7%	16,523	17,216	(4.0)%
Philip Morris	3,210	4,126	(22.2)%	6,649	8,757	(24.1)%
Chesterfield	2,111	223	+100.0%	3,998	394	+100.0%
Others	7,333	8,574	(14.5)%	13,679	16,592	(17.6)%
Total Cigarettes	21,553	21,259	1.4%	40,849	42,959	(4.9)%
Heated Tobacco Units	3	—	—%	4	—	—%
Total Latin America & Canada	21,556	21,259	1.4%	40,853	42,959	(4.9)%

In the second quarter, our total shipment volume increased by 1.4% to 21.6 billion units, driven by Mexico, partly offset by Brazil, Canada and Colombia.

In the second quarter, the increase in cigarette shipment volume of Marlboro was mainly driven by Mexico, partly offset by Argentina and Brazil. The decrease in cigarette shipment volume of Philip Morris was mainly due to Argentina. The increase in cigarette shipment volume of Chesterfield was driven by Argentina, Colombia and Venezuela. The decrease in cigarette shipment volume of "Others" was mainly due to principally local, lower-margin brands in Argentina, Brazil and Colombia.

For the six months year-to-date, our total shipment volume decreased by 4.9% to 40.9 billion units, mainly due to cigarette volume declines in Argentina, Brazil, Canada and Colombia.

For the six months year-to-date, the decrease in cigarette shipment volume of Marlboro was mainly due to Argentina and Brazil, partly offset by Mexico. The decrease in cigarette shipment volume of Philip Morris was mainly due to Argentina. The increase in cigarette shipment volume of Chesterfield was driven by Argentina, Colombia and Venezuela. The decrease in cigarette shipment volume of "Others" was mainly due to principally local, lower-margin brands in Argentina, Brazil, Colombia and Venezuela.

Latin America & Canada - Key Market Commentaries

In Argentina, estimated cigarette industry size, our cigarette shipment volume and cigarette market share performance are shown in the table below.

	Argentina Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2017	2016	% / p.p.	2017	2016	% / p.p.
Total Cigarette Market (billion units)	8.8	8.4	4.6%	18.1	18.1	(0.4)%

PMI Cigarette Shipments (million units)	6,511	6,445	1.0%	13,459	13,971	(3.7)%

PMI Cigarette Market Share
Marlboro	19.9%	22.7%	(2.8)	20.1%	23.4%	(3.3)
Chesterfield	15.7%	2.5%	13.2	15.1%	2.0%	13.1
Philip Morris	32.8%	44.8%	(12.0)	33.4%	44.7%	(11.3)
Others	5.8%	6.8%	(1.0)	5.9%	6.9%	(1.0)
Total	74.2%	76.8%	(2.6)	74.5%	77.0%	(2.5)

In the second quarter, the estimated total cigarette market increased by 4.6%, primarily reflecting a favorable comparison to the second quarter of 2016, which declined by 12.5%, mainly due to the impact of excise tax-driven price increases. The increase in our cigarette shipment volume was mainly due to the higher total market, partly offset by lower cigarette market share. The lower cigarette market share principally reflected the growth of the ultra-low price segment, where local manufacturers are exempt from paying minimum excise tax, resulting in widened price gaps with premium Marlboro and mid-price Philip Morris, partly offset by low-price Chesterfield that also benefited from its successful morphing from Next.

For the six months year-to-date, the estimated total cigarette market decreased by 0.4%. The decrease in our cigarette shipment volume was mainly due to lower cigarette market share, reflecting the same dynamics as in the quarter.

In Canada, estimated industry size, our shipment volume and market share performance, shown in the table below, include cigarettes and our heated tobacco units.

	Canada Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2017	2016	% / p.p.	2017	2016	% / p.p.
Total Market (billion units)	6.6	7.0	(6.3)%	11.4	12.6	(9.3)%

PMI Shipments (million units)	2,452	2,607	(5.9)%	4,228	4,790	(11.7)%

PMI Market Share
Belmont	3.9%	3.5%	0.4	3.8%	3.6%	0.2
Canadian Classics	9.5%	9.7%	(0.2)	9.3%	10.2%	(0.9)
Next	11.5%	10.8%	0.7	11.3%	11.2%	0.1
Others*	12.4%	13.0%	(0.6)	12.0%	13.0%	(1.0)
Total	37.3%	37.0%	0.3	36.4%	38.0%	(1.6)
*Includes heated tobacco units.

In the second quarter, the estimated total market decreased by 6.3%, mainly reflecting the impact of retail price increases. The decrease in our shipment volume was mainly due to the lower total market.

For the six months year-to-date, the estimated total market decreased by 9.3%, or by 7.6% excluding the net impact of estimated trade inventory movements, reflecting the impact of price increases. The decrease in our shipment volume was mainly due to the lower total market, as well as lower cigarette market share that largely reflected the unfavorable impact of estimated trade inventory movements.

In Mexico, estimated cigarette industry size, our cigarette shipment volume and cigarette market share performance are shown in the table below.

	Mexico Key Market Data
	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2017	2016	% / p.p.	2017	2016	% / p.p.
Total Cigarette Market (billion units)	9.8	8.8	11.7%	17.6	17.6	0.3%

PMI Cigarette Shipments (million units)	6,903	5,976	15.5%	11,963	11,958	—%

PMI Cigarette Market Share
Marlboro	51.2%	47.4%	3.8	48.9%	47.6%	1.3
Delicados	8.6%	9.7%	(1.1)	8.4%	9.9%	(1.5)
Benson & Hedges	5.3%	4.9%	0.4	5.1%	4.6%	0.5
Others	5.4%	6.2%	(0.8)	5.4%	5.9%	(0.5)
Total	70.5%	68.2%	2.3	67.8%	68.0%	(0.2)

In the second quarter, the estimated total cigarette market increased by 11.7%. Excluding the impact of estimated trade inventory movements, the estimated total cigarette market increased by 1.2%. The increase in our cigarette shipment volume mainly reflected the higher total cigarette market. The increase of our cigarette market share largely reflected the favorable impact of the estimated trade inventory movements.

For the six months year-to-date, the estimated total cigarette market increased by 0.3%, or by 1.7% excluding the impact of estimated inventory movements. Our flat cigarette shipment volume mainly reflected the essentially flat total cigarette market.

Financial Review
Net Cash Provided by Operating Activities

During the first six months of 2017, net cash provided by operating activities of $4.1 billion increased by $1.2 billion compared with the first six months of 2016. Excluding favorable currency movements of $311 million, the change was primarily due to lower working capital requirements and higher net earnings, partially offset by the 2017 payment in the South Korean tax matter (see Note 8. Contingencies for additional information).
Excluding currency, the favorable variance in working capital was due primarily to the following:

•	more cash provided by inventories, primarily due to lower finished goods inventories and lower leaf purchases; and

•	less cash used for accounts receivable, primarily due to the timing of sales and cash collections.

Net Cash Used in Investing Activities
During the first six months of 2017, net cash used in investing activities was $1.2 billion, compared with net cash used in investing activities of $437 million during the first six months of 2016. This change was due principally to cash collateral movements, primarily from derivatives designated as net investment hedges, and higher capital expenditures.

Our capital expenditures were $560 million and $480 million during the six months ended June 30, 2017 and 2016, respectively. The 2017 expenditures were primarily related to our ongoing investments in RRPs to support capacity expansion (notably for heated tobacco units). We expect total capital expenditures in 2017 to be approximately $1.6 billion.

Net Cash Used in Financing Activities
During the first six months of 2017, net cash used in financing activities was $1.6 billion, compared with net cash used in financing activities of $2.0 billion during the first six months of 2016. The change was due primarily to less cash used to repay long-term debt and higher net issuances from short-term borrowings, partly offset by lower proceeds from long-term debt issuances (primarily the $2.5 billion proceeds in 2017 from our U.S. dollar debt issuances versus the $3.5 billion proceeds in 2016 from our U.S. dollar and Euro debt issuances).
Dividends paid in the first six months of 2017 and 2016 were $3,236 million and $3,173 million, respectively.

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
Credit Ratings – The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. At June 30, 2017, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Negative
Fitch	F1	A	Negative

Credit Facilities – On January 27, 2017, we entered into an agreement to extend our $2.0 billion 364-day revolving credit facility from February 7, 2017 to February 6, 2018.
At June 30, 2017, our committed credit facilities and commercial paper outstanding were as follows:

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

At June 30, 2017, there were no borrowings under the committed credit facilities, and the entire committed amounts were available for borrowing.
All banks participating in our committed credit facilities have an investment-grade long-term credit rating from the credit rating agencies. We continuously monitor the credit quality of our banking group, and at this time we are not aware of any potential non-performing credit provider.
Each of these facilities requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“consolidated EBITDA”) to consolidated interest expense of not less than 3.5 to 1.0 on a rolling four-quarter basis. At June 30, 2017, our ratio calculated in accordance with the agreements was 10.4 to 1.0. These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require us to post collateral. We expect to continue to meet our covenants. The terms “consolidated EBITDA” and “consolidated interest expense,” both of which include certain adjustments, are defined in the facility agreements previously filed with the U.S. Securities and Exchange Commission.
In addition to the committed credit facilities discussed above, certain of our subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $3.2 billion at June 30, 2017 and $2.9 billion at December 31, 2016, are for the sole use of our subsidiaries. Borrowings under these arrangements amounted to $898 million at June 30, 2017, and $643 million at December 31, 2016.
Commercial Paper Program – We have commercial paper programs in place in the U.S. and in Europe. Our commercial paper programs in place in the U.S. and in Europe currently have an aggregate issuance capacity of $8.0 billion. At June 30, 2017 and December 31, 2016, we had no commercial paper outstanding.
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

Our operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of June 30, 2017, and June 30, 2016 were $0.6 billion and $1.0 billion, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows.

For further details, see Note 15. Sale of Accounts Receivable to our condensed consolidated financial statements.

Debt – Our total debt was $31.7 billion at June 30, 2017 and $29.1 billion at December 31, 2016.

On February 14, 2017, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.
Our debt issuances in the first six months of 2017 were as follows:

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
Guarantees – At June 30, 2017, we were contingently liable for $0.8 billion of guarantees of our own performance, which were primarily related to excise taxes on the shipment of our products. There is no liability in the condensed consolidated financial statements associated with these guarantees. At June 30, 2017, our third-party guarantees were insignificant.

Equity and Dividends

We discuss our stock awards as of June 30, 2017 in Note 2. Stock Plans to our condensed consolidated financial statements.

In May 2017, our shareholders approved the Philip Morris International Inc. 2017 Performance Incentive Plan (the “2017 Plan”). The 2017 Plan replaced the 2012 Performance Incentive Plan, and there will be no additional grants under the replaced plan.

Under the 2017 Plan, we may grant to eligible employees restricted shares and restricted share units, performance-based cash incentive awards and performance-based equity awards. Up to 25 million shares of our common stock may be issued under the 2017 Plan. In May 2017, our shareholders also approved the Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors (the “2017 Non-Employee Directors Plan”). The 2017 Non-Employee Directors Plan replaced the 2008 Stock Compensation Plan for Non-Employee Directors, and there will be no additional grants under the replaced plan. Up to 1 million shares of our common stock may be awarded under the 2017 Non-Employee Directors Plan. For further details, see Note 2. Stock Plans to our condensed consolidated financial statements.

During 2016, we did not repurchase any shares under a share repurchase program and we do not presently intend to repurchase shares of our common stock in 2017.
Dividends paid in the first six months of 2017 were $3.2 billion. During the third quarter of 2016, our Board of Directors approved a 2.0% increase in the quarterly dividend to $1.04 per common share. As a result, the present annualized dividend rate is $4.16 per common share.

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
In certain markets, we are dependent on governmental approvals of various actions such as price changes, and failure to obtain such approvals could impair growth of our profitability.
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
We may be unsuccessful in our attempts to introduce reduced-risk products, and regulators may not permit the commercialization of these products or the communication of scientifically substantiated risk-reduction claims.

Our key strategic priorities are: to develop and commercialize products that present less risk of harm to adult smokers who switch to those products versus continued smoking; and to convince current adult smokers who would otherwise continue to smoke to switch to those RRPs. For our efforts to be successful, we must: develop RRPs that such adult smokers find acceptable alternatives to smoking; conduct rigorous scientific studies to substantiate that they reduce exposure to harmful and potentially harmful constituents in smoke and, ultimately, that these products present, are likely to present, or have the potential to present less risk of harm to adult smokers who switch to them versus continued smoking; and effectively advocate for the development of science-based regulatory frameworks for the development and commercialization of RRPs, including communication of scientifically substantiated information to enable adult smokers to make better choices. We might not succeed in our efforts. If we do not succeed, but others do, we may be at a competitive disadvantage. Furthermore, we cannot predict whether regulators will permit the sale and/or marketing of RRPs with scientifically substantiated risk-reduction claims. Such restrictions could limit the success of our RRPs.

We may be unsuccessful in our efforts to differentiate reduced-risk products and cigarettes with respect to taxation.

To date, we have been largely successful in demonstrating to regulators that our RRPs are not cigarettes, and as such they are generally taxed either as a separate category or as other tobacco products, which yields more favorable tax rates than cigarettes. If we cease to be successful in these efforts, RRP unit margins may be adversely affected.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity for each of the three months in the quarter ended June 30, 2017 was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2017 – April 30, 2017 (1)	—	$—	—	$—
May 1, 2017 – May 31, 2017 (1)	—	$—	—	$—
June 1, 2017 – June 30, 2017 (1)	—	$—	—	$—
Pursuant to Publicly Announced Plans or Programs	—	$—
April 1, 2017 – April 30, 2017 (2)	890	$113.30
May 1, 2017 – May 31, 2017 (2)	4,991	$112.52
June 1, 2017 – June 30, 2017 (2)	8,563	$117.77
For the Quarter Ended June 30, 2017	14,444	$115.68

(1)	During this reporting period, we did not have an authorized share repurchase program.

(2)	Shares repurchased represent shares tendered to us by employees who vested in restricted share unit awards and used shares to pay all, or a portion of, the related taxes.

Item 6.	Exhibits.

3.1	Amended and Restated By-Laws of Philip Morris International Inc. (incorporated by reference to Exhibit 3.1 to the Current report on Form 8-K filed December 9, 2016).

10.1	2017 Performance Incentive Plan (incorporated by reference to Exhibit B to the Company's Proxy Statement filed on March 23, 2017).

10.2	2017 Stock Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit C to the Company's Proxy Statement filed on March 23, 2017).

10.3	Amendment to Employment Agreement with Miroslaw Zielinski.

12	Statement regarding computation of ratios of earnings to fixed charges.

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

July 27, 2017