Form 10-Q
period 2017-09-30
Philip Morris International Inc.
filed 2017-10-26
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At October 23, 2017, there were 1,553,202,587 shares outstanding of the registrant’s common stock, no par value per share.

PHILIP MORRIS INTERNATIONAL INC.

In this report, “PMI,” “we,” “us” and “our” refer to Philip Morris International Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$7,667	$4,239
Receivables (less allowances of $43 in 2017 and $42 in 2016)	3,985	3,499
Inventories:
Leaf tobacco	2,678	2,498
Other raw materials	1,512	1,569
Finished product	4,093	4,950
	8,283	9,017
Other current assets	924	853
Total current assets	20,859	17,608
Property, plant and equipment, at cost	13,972	12,360
Less: accumulated depreciation	7,115	6,296
	6,857	6,064
Goodwill (Note 4)	7,681	7,324
Other intangible assets, net (Note 4)	2,501	2,470
Investments in unconsolidated subsidiaries (Note 14)	1,080	1,011
Deferred income taxes	1,138	859
Other assets	1,835	1,515
TOTAL ASSETS	$41,951	$36,851

See notes to condensed consolidated financial statements.
Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share data)
(Unaudited)

	September 30, 2017	December 31, 2016
LIABILITIES
Short-term borrowings (Note 10)	$2,905	$643
Current portion of long-term debt (Note 10)	3,005	2,573
Accounts payable	1,973	1,666
Accrued liabilities:
Marketing and selling	680	575
Taxes, except income taxes	5,491	6,204
Employment costs	825	800
Dividends payable	1,669	1,621
Other	1,503	1,553
Income taxes	463	832
Total current liabilities	18,514	16,467
Long-term debt (Note 10)	28,065	25,851
Deferred income taxes	1,037	1,897
Employment costs	2,868	2,800
Other liabilities	1,100	736
Total liabilities	51,584	47,751
Contingencies (Note 8)
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2017 and 2016)	—	—
Additional paid-in capital	1,942	1,964
Earnings reinvested in the business	30,831	30,397
Accumulated other comprehensive losses	(8,797)	(9,559)
	23,976	22,802
Less: cost of repurchased stock (556,120,940 and 557,930,784 shares in 2017 and 2016, respectively)	35,383	35,490
Total PMI stockholders’ deficit	(11,407)	(12,688)
Noncontrolling interests	1,774	1,788
Total stockholders’ deficit	(9,633)	(10,900)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$41,951	$36,851

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Net revenues	$56,513	$55,764
Cost of sales	7,431	6,892
Excise taxes on products	36,059	36,050
Gross profit	13,023	12,822
Marketing, administration and research costs	4,773	4,563
Amortization of intangibles	65	56
Operating income	8,185	8,203
Interest expense, net	655	690
Earnings before income taxes	7,530	7,513
Provision for income taxes	2,042	2,110
Equity (income)/loss in unconsolidated subsidiaries, net	(57)	(72)
Net earnings	5,545	5,475
Net earnings attributable to noncontrolling interests	204	219
Net earnings attributable to PMI	$5,341	$5,256
Per share data (Note 6):
Basic earnings per share	$3.43	$3.38
Diluted earnings per share	$3.43	$3.38
Dividends declared	$3.15	$3.08

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended September 30,
	2017	2016
Net revenues	$20,638	$19,935
Cost of sales	2,735	2,432
Excise taxes on products	13,165	12,953
Gross profit	4,738	4,550
Marketing, administration and research costs	1,649	1,554
Amortization of intangibles	21	19
Operating income	3,068	2,977
Interest expense, net	223	220
Earnings before income taxes	2,845	2,757
Provision for income taxes	812	764
Equity (income)/loss in unconsolidated subsidiaries, net	(12)	(35)
Net earnings	2,045	2,028
Net earnings attributable to noncontrolling interests	75	90
Net earnings attributable to PMI	$1,970	$1,938
Per share data (Note 6):
Basic earnings per share	$1.27	$1.25
Diluted earnings per share	$1.27	$1.25
Dividends declared	$1.07	$1.04

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Net earnings	$5,545	$5,475
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustment:
Unrealized gains (losses), net of income taxes of $790 in 2017 and $131 in 2016	631	544
(Gains)/losses transferred to earnings, net of income taxes of $- in 2017 and $- in 2016	(2)	—
Change in net loss and prior service cost:
Net losses and prior service costs, net of income taxes of $- in 2017 and $3 in 2016	—	(10)
Amortization of net losses, prior service costs and net transition costs, net of income taxes of ($31) in 2017 and ($27) in 2016	166	164
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $7 in 2017 and $31 in 2016	(48)	(184)
(Gains) losses transferred to earnings, net of income taxes of $1 in 2017 and ($6) in 2016	4	19
Total other comprehensive earnings (losses)	751	533
Total comprehensive earnings	6,296	6,008
Less comprehensive earnings attributable to:
Noncontrolling interests	193	239
Comprehensive earnings attributable to PMI	$6,103	$5,769

See notes to condensed consolidated financial statements

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended September 30,
	2017	2016
Net earnings	$2,045	$2,028
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $244 in 2017 and $84 in 2016	201	6
(Gains) losses transferred to earnings, net of income taxes of $- in 2017 and $- in 2016	(2)	—
Change in net loss and prior service cost:
Amortization of net losses, prior service costs and net transition costs, net of income taxes of ($12) in 2017 and ($10) in 2016	55	54
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of ($1) in 2017 and $1 in 2016	5	(11)
(Gains) losses transferred to earnings, net of income taxes of $- in 2017 and ($3) in 2016	6	16
Total other comprehensive earnings (losses)	265	65
Total comprehensive earnings	2,310	2,093
Less comprehensive earnings attributable to:
Noncontrolling interests	67	89
Comprehensive earnings attributable to PMI	$2,243	$2,004

See notes to condensed consolidated financial statements

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Nine Months Ended September 30, 2017 and 2016
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, January 1, 2016	$—	$1,929	$29,842	$(9,402)	$(35,613)	$1,768	$(11,476)
Net earnings			5,256			219	5,475
Other comprehensive earnings (losses), net of income taxes				513		20	533
Issuance of stock awards		8			121		129
Dividends declared ($3.08 per share)			(4,793)				(4,793)
Payments to noncontrolling interests						(187)	(187)
Other		(3)				5	2
Balances, September 30, 2016	$—	$1,934	$30,305	$(8,889)	$(35,492)	$1,825	$(10,317)
Balances, January 1, 2017	$—	$1,964	$30,397	$(9,559)	$(35,490)	$1,788	$(10,900)
Net earnings			5,341			204	5,545
Other comprehensive earnings (losses), net of income taxes				762		(11)	751
Issuance of stock awards		(12)			107		95
Dividends declared ($3.15 per share)			(4,907)				(4,907)
Payments to noncontrolling interests						(222)	(222)
Other		(10)				15	5
Balances, September 30, 2017	$—	$1,942	$30,831	$(8,797)	$(35,383)	$1,774	$(9,633)

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$5,545	$5,475

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	632	548
Deferred income tax (benefit) provision	(355)	50
Asset impairment and exit costs, net of cash paid	(8)	(26)
Cash effects of changes:
Receivables, net	(118)	(398)
Inventories	1,243	1,245
Accounts payable	247	180
Income taxes	(420)	(259)
Accrued liabilities and other current assets	(718)	(985)
Pension plan contributions	(52)	(80)
Other	(5)	178
Net cash provided by operating activities	5,991	5,928

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(995)	(734)
Investments in unconsolidated subsidiaries	(40)	(26)
Net investment hedges and other	(1,257)	(183)
Net cash used in investing activities	(2,292)	(943)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Short-term borrowing activity by original maturity:
Net issuances (repayments) - maturities of 90 days or less	$646	$(55)
Issuances - maturities longer than 90 days	1,634	—
Long-term debt proceeds	3,721	3,536
Long-term debt repaid	(2,053)	(2,072)
Dividends paid	(4,854)	(4,759)
Sale (purchase) of subsidiary shares to/(from) noncontrolling interests	5	5
Other	(331)	(215)
Net cash used in financing activities	(1,232)	(3,560)
Effect of exchange rate changes on cash and cash equivalents	961	42

Cash and cash equivalents:
Increase	3,428	1,467
Balance at beginning of period	4,239	3,417
Balance at end of period	$7,667	$4,884

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

Note 2. Stock Plans:

In May 2017, PMI’s shareholders approved the Philip Morris International Inc. 2017 Performance Incentive Plan (the “2017 Plan”). The 2017 Plan replaced the 2012 Performance Incentive Plan, and there will be no additional grants under the replaced plan. Under the 2017 Plan, PMI may grant to eligible employees restricted shares and restricted share units, performance-based cash incentive awards and performance-based equity awards. Up to 25 million shares of PMI’s common stock may be issued under the 2017 Plan. At September 30, 2017, shares available for grant under the 2017 Plan were 24,992,830.

In May 2017, PMI’s shareholders also approved the Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors (the “2017 Non-Employee Directors Plan”). The 2017 Non-Employee Directors Plan replaced the 2008 Stock Compensation Plan for Non-Employee Directors, and there will be no additional grants under the replaced plan. A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the 2017 Non-Employee Directors Plan. At September 30, 2017, shares available for grant under the plan were 1,000,000.

Accounting Policy

PMI’s accounting policy is to estimate the number of awards expected to be forfeited and adjust the expense when it is no longer probable that the employee will fulfill the service condition.

Restricted share unit (RSU) awards

During the nine months ended September 30, 2017 and 2016, shares granted to eligible employees and the weighted-average grant date fair value per share related to RSU awards were as follows:

	Number of Shares Granted	Weighted-Average Grant Date Fair Value Per RSU Award Granted
2017	1,209,230	$98.58
2016	1,212,600	$89.03

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Compensation expense related to RSU awards was as follows:

	Compensation Expense Related to RSU Awards
(in millions)	For the Nine Months Ended September 30,	For the Three Months Ended September 30,
2017	$84	$24
2016	$97	$28

As of September 30, 2017, PMI had $134 million of total unrecognized compensation cost related to non-vested RSU awards. The cost is recognized over the original restriction period of the awards, which is typically three years after the date of the award, or upon death, disability or reaching the age of 58.

During the nine months ended September 30, 2017, 1,999,045 RSU awards vested. The grant date fair value of all the vested awards was approximately $156 million. The total fair value of RSU awards that vested during the nine months ended September 30, 2017 was approximately $206 million.

Performance share unit (PSU) awards

During the nine months ended September 30, 2017 and 2016, PMI granted PSU awards to certain executives. The PSU awards require the achievement of certain performance factors, which are predetermined at the time of grant, over a three-year performance cycle. PMI’s performance metrics consist of PMI’s Total Shareholder Return (TSR) relative to a predetermined peer group and on an absolute basis, PMI’s currency-neutral compound annual adjusted operating companies income growth rate, excluding acquisitions, and PMI’s performance against specific measures of PMI’s innovation and transformation. The aggregate of the weighted performance factors for the three metrics determines the percentage of PSUs that will vest at the end of the three-year performance cycle. The minimum percentage of PSUs that can vest is zero, with a target percentage of 100 and a maximum percentage of 200. Each vested PSU entitles the participant to one share of common stock. An aggregate weighted PSU performance factor of 100 will result in the targeted number of PSUs being vested. At the end of the performance cycle, participants are entitled to an amount equivalent to the accumulated dividends paid on common stock during the performance cycle for the number of shares earned.

During the nine months ended September 30, 2017 and 2016, shares granted to eligible employees and the grant date fair value per share related to PSU awards were as follows:

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Compensation expense related to PSU awards was as follows:

	Compensation Expense Related to PSU Awards
(in millions)	For the Nine Months Ended September 30,	For the Three Months Ended September 30,
2017	$31	$6
2016	$24	$4

As of September 30, 2017, PMI had $40 million of total unrecognized compensation cost related to non-vested PSU awards. The cost is recognized over the performance cycle of the awards, or upon death, disability or reaching the age of 58.
During the nine months ended September 30, 2017, there were no PSU awards that vested.

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

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Service cost	$3	$3	$152	$151
Interest cost	10	12	69	96
Expected return on plan assets	(10)	(10)	(231)	(247)
Amortization:
Net loss	—	2	132	133
Prior service cost	6	4	4	3
Net periodic pension cost	$9	$11	$126	$136

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2017	2016	2017	2016
Service cost	$1	$1	$52	$51
Interest cost	3	4	23	32
Expected return on plan assets	(3)	(3)	(78)	(83)
Amortization:
Net loss	—	—	44	45
Prior service cost	2	1	1	1
Net periodic pension cost	$3	$3	$42	$46

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Employer Contributions
PMI makes, and plans to make, contributions, to the extent that they are tax deductible and to meet specific funding requirements of its funded U.S. and non-U.S. plans. Employer contributions of $52 million were made to the pension plans during the nine months ended September 30, 2017. Currently, PMI anticipates making additional contributions during the remainder of 2017 of approximately $13 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest and currency rates.

Note 4. Goodwill and Other Intangible Assets, net:
Goodwill and other intangible assets, net, by segment were as follows:

	Goodwill		Other Intangible Assets, net
(in millions)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
European Union	$1,397	$1,238	$471	$479
Eastern Europe, Middle East & Africa	408	372	195	200
Asia	3,578	3,596	1,055	1,074
Latin America & Canada	2,298	2,118	780	717
Total	$7,681	$7,324	$2,501	$2,470
Goodwill primarily reflects PMI’s acquisitions in Canada, Colombia, Greece, Indonesia, Mexico, Pakistan and Serbia, as well as the business combination in the Philippines. The movements in goodwill from December 31, 2016, were as follows:

(in millions)	European Union	Eastern Europe, Middle East & Africa	Asia	Latin America & Canada	Total
Balances, December 31, 2016	$1,238	$372	$3,596	$2,118	$7,324
Changes due to:
Currency	159	36	(18)	180	357
Balances, September 30, 2017	$1,397	$408	$3,578	$2,298	$7,681
Additional details of other intangible assets were as follows:

	September 30, 2017		December 31, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$1,362		$1,455
Amortizable intangible assets	1,808	$669	1,598	$583
Total other intangible assets	$3,170	$669	$3,053	$583

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia in 2005 and Mexico in 2007. Amortizable intangible assets primarily consist of certain trademarks and distribution networks associated with business combinations. During the first quarter of 2017, PMI reclassified three trademarks with a gross carrying amount of $153 million from non-amortizable intangible assets to amortizable intangible assets. The gross carrying amount, the range of useful lives as well as the weighted-average remaining useful life of amortizable intangible assets at September 30, 2017, were as follows:

(dollars in millions)	Gross Carrying Amount	Initial Estimated Useful Lives	Weighted-Average Remaining Useful Life
Trademarks	$1,569	2 - 40 years	19 years
Distribution networks	151	5 - 30 years	9 years
Other (including farmer contracts and intellectual property rights)	88	4 - 17 years	9 years
	$1,808

Pre-tax amortization expense for intangible assets during the nine months ended September 30, 2017 and 2016 was $65 million and $56 million, respectively, and $21 million and $19 million for the three months ended September 30, 2017 and 2016, respectively. Amortization expense for each of the next five years is estimated to be $87 million or less, assuming no additional transactions occur that require the amortization of intangible assets.
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

PMI uses deliverable and non-deliverable forward foreign exchange contracts, foreign currency swaps and foreign currency options, collectively referred to as foreign exchange contracts ("foreign exchange contracts"), and interest rate contracts to mitigate its exposure to changes in exchange and interest rates from third-party and intercompany actual and forecasted transactions. The primary currencies to which PMI is exposed include the Australian dollar, Canadian dollar, Euro, Indonesian rupiah, Japanese yen, Mexican peso, Russian ruble, Swiss franc and Turkish lira. At September 30, 2017, PMI had contracts with aggregate notional amounts of $32.7 billion of which $5.0 billion related to cash flow hedges, $12.8 billion related to hedges of net investments in foreign operations and $14.9 billion related to other derivatives that primarily offset currency exposures on intercompany financing.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The fair value of PMI’s foreign exchange contracts included in the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, were as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in millions)	Balance Sheet Classification	At September 30, 2017	At December 31, 2016	Balance Sheet Classification	At September 30, 2017	At December 31, 2016
Foreign exchange contracts designated as hedging instruments	Other current assets	$100	$207	Other accrued liabilities	$279	$66
	Other assets	79	436	Other liabilities	718	36
Foreign exchange contracts not designated as hedging instruments	Other current assets	76	161	Other accrued liabilities	64	61
	Other assets	—	9	Other liabilities	6	—
Total derivatives		$255	$813		$1,067	$163

For the nine months and three months ended September 30, 2017 and 2016, PMI's cash flow and net investment hedging instruments impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Nine Months Ended September 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings
	2017	2016		2017	2016
Derivatives in Cash Flow Hedging Relationship
Foreign exchange contracts	$(55)	$(215)
			Net revenues	$28	$(29)
			Cost of sales	1	41
			Marketing, administration and research costs	(5)	2
			Interest expense, net	(27)	(39)
Derivatives in Net Investment Hedging Relationship
Foreign exchange contracts	(1,432)	(209)
Total	$(1,487)	$(424)		$(3)	$(25)

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(pre-tax, in millions)	For the Three Months Ended September 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings
	2017	2016		2017	2016
Derivatives in Cash Flow Hedging Relationship
Foreign exchange contracts	$6	$(12)
			Net revenues	$13	$(28)
			Cost of sales	1	16
			Marketing, administration and research costs	(5)	3
			Interest expense, net	(15)	(10)
Derivatives in Net Investment Hedging Relationship
Foreign exchange contracts	(492)	(150)
Total	$(486)	$(162)		$(6)	$(19)
Cash Flow Hedges
PMI has entered into foreign exchange contracts to hedge the foreign currency exchange and interest rate risks related to certain forecasted transactions. The effective portion of gains and losses associated with qualifying cash flow hedge contracts is deferred as a component of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. During the nine months and three months ended September 30, 2017 and 2016, ineffectiveness related to cash flow hedges was not material. As of September 30, 2017, PMI has hedged forecasted transactions for periods not exceeding the next fifteen months with the exception of one foreign exchange contract that expires in May 2024. The impact of these hedges is primarily included in operating cash flows on PMI’s condensed consolidated statements of cash flows.

Hedges of Net Investments in Foreign Operations

PMI designates certain foreign currency denominated debt and foreign exchange contracts as net investment hedges of its foreign operations. For the nine months ended September 30, 2017 and 2016, these hedges of net investments resulted in losses, net of income taxes, of $1,504 million and $232 million, respectively. For the three months ended September 30, 2017 and 2016, these hedges of net investments resulted in losses, net of income taxes, of $478 million and $153 million, respectively. These losses were reported as a component of accumulated other comprehensive losses within currency translation adjustments. For the nine months and three months ended September 30, 2017 and 2016, ineffectiveness related to net investment hedges was not material. The premiums paid for, and settlements of, net investment hedges are included in net investment hedges and other investing cash flows on PMI’s condensed consolidated statements of cash flows.

Other Derivatives

PMI has entered into foreign exchange contracts to hedge the foreign currency exchange and interest rate risks related to intercompany loans between certain subsidiaries, and third-party loans. While effective as economic hedges, no hedge accounting is applied for these contracts; therefore, the unrealized gains (losses) relating to these contracts are reported in PMI’s condensed consolidated statements of earnings. For the nine months ended September 30, 2017 and 2016, the gains from contracts for which PMI did not apply hedge accounting were $344 million and $101 million, respectively. For the three months ended September 30, 2017 and 2016, the gains from contracts for which PMI did not apply hedge accounting were $195 million and $32 million, respectively. The gains from these contracts substantially offset the losses generated by the underlying intercompany and third-party loans being hedged.

For the nine months and three months ended September 30, 2017 and 2016, the net impact of these contracts on the condensed consolidated statements of earnings was not material.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses
Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2017	2016	2017	2016
Gain/(loss) at beginning of period	$97	$59	$42	$(111)
Derivative (gains)/losses transferred to earnings	4	19	6	16
Change in fair value	(48)	(184)	5	(11)
Gain/(loss) at of September 30,	$53	$(106)	$53	$(106)
At September 30, 2017, PMI expects $42 million of derivative gains that are included in accumulated other comprehensive losses to be reclassified to the condensed consolidated statement of earnings within the next 12 months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.
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
Fair Value
See Note 11. Fair Value Measurements and Note 13. Balance Sheet Offsetting for additional discussion of derivative financial instruments.

Note 6. Earnings Per Share:
Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2017	2016	2017	2016
Net earnings attributable to PMI	$5,341	$5,256	$1,970	$1,938
Less distributed and undistributed earnings attributable to share-based payment awards	12	15	4	5
Net earnings for basic and diluted EPS	$5,329	$5,241	$1,966	$1,933
Weighted-average shares for basic EPS	1,552	1,551	1,553	1,551
Plus contingently issuable performance stock units (PSUs)	1	—	1	—
Weighted-average shares for diluted EPS	1,553	1,551	1,554	1,551
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

Segment data were as follows:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2017	2016	2017	2016
Net revenues:
European Union	$20,156	$20,664	$7,346	$7,387
Eastern Europe, Middle East & Africa	13,177	13,650	4,990	5,122
Asia	16,051	15,014	5,846	5,113
Latin America & Canada	7,129	6,436	2,456	2,313
Net revenues	$56,513	$55,764	$20,638	$19,935
Earnings before income taxes:
Operating companies income:
European Union	$2,783	$3,096	$1,042	$1,120
Eastern Europe, Middle East & Africa	2,188	2,389	765	962
Asia	2,753	2,288	1,065	761
Latin America & Canada	709	677	264	224
Amortization of intangibles	(65)	(56)	(21)	(19)
General corporate expenses	(126)	(119)	(35)	(36)
Less:
Equity (income)/loss in unconsolidated subsidiaries, net	(57)	(72)	(12)	(35)
Operating income	8,185	8,203	3,068	2,977
Interest expense, net	(655)	(690)	(223)	(220)
Earnings before income taxes	$7,530	$7,513	$2,845	$2,757

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
The table below lists the number of tobacco-related cases pending against us and/or our subsidiaries or indemnitees as of October 23, 2017, October 21, 2016 and October 27, 2015:

Type of Case	Number of Cases Pending as of October 23, 2017	Number of Cases Pending as of October 21, 2016	Number of Cases Pending as of October 27, 2015
Individual Smoking and Health Cases	65	67	69
Smoking and Health Class Actions	11	11	11
Health Care Cost Recovery Actions	16	16	16
Label-Related Class Actions	1	—	—
Individual Label-Related Cases	1	3	3
Public Civil Actions	2	2	2
Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 465 Smoking and Health, Label-Related, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Thirteen cases have had decisions in favor of plaintiffs. Nine of these cases have subsequently reached final resolution in our favor and four remain on appeal.

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
The Civil Court of São Paulo found defendants liable without hearing evidence. In April 2004, the court awarded “moral damages” of R$1,000 (approximately $312) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not assess actual damages, which were to be assessed in a second phase of the case. The size of the class was not defined in the ruling.

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
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Létourneau class on liability and awarded a total of CAD 131 million (approximately $104 million) in punitive damages, allocating CAD 46 million (approximately $36 million) to our subsidiary. The trial court ordered defendants to pay the full punitive damage award into a trust within 60 days. The court did not order the payment of compensatory damages.

In June 2015, our subsidiary commenced the appellate process with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make the payment into a trust. In August 2015, plaintiffs filed a motion for security with the Court of Appeal covering both the Létourneau case and the Blais case described below. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling CAD 226 million (approximately $179 million) to cover both the Létourneau and Blais cases. The hearing for the merits appeal took place in November 2016. (See below for further detail.)

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
May 27, 2015	Canada/Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais	Class Action
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Blais class on liability and found the class members’ compensatory damages totaled approximately CAD 15.5 billion (approximately $12.3 billion), including pre-judgment interest. The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion including pre-judgment interest (approximately $2.45 billion)). The trial court awarded CAD 90,000 (approximately $71,200) in punitive damages, allocating CAD 30,000 (approximately $23,700) to our subsidiary. The trial court ordered defendants to pay CAD 1 billion (approximately $791 million) of the compensatory damage award, CAD 200 million (approximately $158 million) of which is our subsidiary’s portion, into a trust within 60 days.

In June 2015, our subsidiary commenced the appellate process with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make the payment into a trust. In August 2015, plaintiffs filed a motion for security with the Court of Appeal. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling, together with the Létourneau case, CAD 226 million (approximately $179 million). The hearing for the merits appeal took place in November 2016. (See below for further detail.)

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
August 5, 2016	Argentina/Hugo Lespada	Individual Action
On August 5, 2016, the Civil Court No. 14 - Mar del Plata, issued a verdict in favor of plaintiff, an individual smoker, and awarded him ARS 110,000 (approximately $6,312), plus interest, in compensatory and moral damages.
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
As of October 23, 2017, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•
65 cases brought by individual plaintiffs in Argentina (32), Brazil (14), Canada (4), Chile (7), Costa Rica (1), Italy (3), the Philippines (1), Russia (1), Turkey (1) and Scotland (1), compared with 67 such cases on October 21, 2016, and 69 cases on October 27, 2015; and

•	11 cases brought on behalf of classes of individual plaintiffs in Brazil (2) and Canada (9), compared with 11 such cases on October 21, 2016 and 11 such cases on October 27, 2015.

In the first class action pending in Brazil, The Smoker Health Defense Association (ADESF) v. Souza Cruz, S.A. and Philip Morris Marketing, S.A., Nineteenth Lower Civil Court of the Central Courts of the Judiciary District of São Paulo, Brazil, filed July 25, 1995, our subsidiary and another member of the industry are defendants. The plaintiff, a consumer organization, is seeking damages for all addicted smokers and former smokers, and injunctive relief. In 2004, the trial court found defendants liable without hearing evidence and awarded “moral damages” of R$1,000 (approximately $312) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class was not estimated. Defendants appealed to the São Paulo Court of Appeals, which annulled the ruling in November 2008, finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In May 2011, the trial court dismissed the claim. In February 2015, the appellate court unanimously dismissed plaintiff's appeal. In September 2015, plaintiff appealed to the Superior Court of Justice. In February 2017, the Chief Justice of the Supreme Court of Justice denied plaintiff's appeal. In March 2017, plaintiff filed an en banc appeal to the Supreme Court of Justice. In addition, the defendants previously filed a constitutional appeal to the Federal Supreme Tribunal on the basis that plaintiff did not have standing to bring the lawsuit. Both appeals are still pending.

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

In the first class action pending in Canada, Cecilia Létourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, our subsidiary and other Canadian manufacturers (Imperial Tobacco Canada Ltd. and JTI-MacDonald Corp.) are defendants.  The plaintiff, an individual smoker, sought compensatory and punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005.  Trial began in March 2012 and concluded in December 2014. The trial court issued its judgment on May 27, 2015. The trial court found our subsidiary and two other Canadian manufacturers liable and awarded a total of CAD 131 million (approximately $104 million) in punitive damages, allocating CAD 46 million (approximately $36 million) to our subsidiary. The trial court found that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking. The trial court also found that defendants conspired to prevent consumers from learning the dangers of smoking. The trial court further held that these civil faults were a cause of the class members’ addiction. The trial court rejected other grounds of fault advanced by the class, holding that: (i) the evidence was insufficient to show that defendants marketed to youth, (ii) defendants’ advertising did not convey false information about the characteristics of cigarettes, and (iii) defendants did not commit a fault by using the descriptors light or mild for cigarettes with a lower tar delivery. The trial court estimated the size of the addiction class at 918,000 members but declined to award compensatory damages to the addiction class because the evidence did not establish the claims with sufficient accuracy. The trial court ordered defendants to pay the full punitive damage award into a trust within 60 days and found that a claims process to allocate the awarded damages to individual class members would be too expensive and difficult to administer. The trial court ordered a briefing on the proposed process for the distribution of sums remaining from the punitive damage award after payment of attorneys’ fees and legal costs. In June 2015, our subsidiary commenced the appellate process by filing its inscription of appeal of the trial court’s judgment with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust within 60 days notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make the payment into a trust within 60 days. In August 2015, plaintiffs filed a motion with the Court of Appeal seeking security in both the Létourneau case and the Blais case described below. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling CAD 226 million (approximately $179 million), in the form of cash into a court trust or letters of credit, in six equal consecutive quarterly installments of approximately CAD 37.6 million (approximately $29.8 million) beginning in December 2015 through March 2017. See the Blais description for further detail concerning the security order. The Court of Appeal heard oral arguments on the merits appeal in November 2016. Our subsidiary and PMI believe that the findings of liability and damages were incorrect and should ultimately be set aside on any one of many grounds, including the following: (i) holding that defendants violated Quebec law by failing to warn class members of the risks of smoking even after the court found that class members knew, or should have known, of the risks, (ii) finding that plaintiffs were not required to prove that defendants’ alleged misconduct caused injury to each class member in direct contravention of binding precedent, (iii) creating a factual presumption, without any evidence from class members or otherwise, that defendants’ alleged misconduct caused all smoking by all class members, (iv) holding that the addiction class members’ claims for punitive damages were not time-barred even though the case was filed more than three years after a prominent addiction warning appeared on all packages, and (v) awarding punitive damages to punish defendants without proper consideration as to whether punitive damages were necessary to deter future misconduct.

In the second class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, our subsidiary and other Canadian manufacturers (Imperial Tobacco Canada Ltd. and JTI-MacDonald Corp.) are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, sought compensatory and punitive damages for each member of the class who allegedly suffers from certain smoking-related diseases. The class was certified in 2005. Trial began in March 2012 and concluded in December 2014. The trial court issued its judgment on May 27, 2015. The trial court found our subsidiary and two other Canadian manufacturers liable and found that the class members’ compensatory damages totaled approximately CAD 15.5 billion, including pre-judgment interest (approximately $12.3 billion). The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion, including pre-judgment

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

interest (approximately $2.45 billion)). In addition, the trial court awarded CAD 90,000 (approximately $71,200) in punitive damages, allocating CAD 30,000 (approximately $23,700) to our subsidiary and found that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking. The trial court also found that defendants conspired to prevent consumers from learning the dangers of smoking. The trial court further held that these civil faults were a cause of the class members’ diseases. The trial court rejected other grounds of fault advanced by the class, holding that: (i) the evidence was insufficient to show that defendants marketed to youth, (ii) defendants’ advertising did not convey false information about the characteristics of cigarettes, and (iii) defendants did not commit a fault by using the descriptors light or mild for cigarettes with a lower tar delivery. The trial court estimated the disease class at 99,957 members. The trial court ordered defendants to pay CAD 1 billion (approximately $791 million) of the compensatory damage award into a trust within 60 days, CAD 200 million (approximately $158 million) of which is our subsidiary’s portion and ordered briefing on a proposed claims process for the distribution of damages to individual class members and for payment of attorneys’ fees and legal costs. In June 2015, our subsidiary commenced the appellate process by filing its inscription of appeal of the trial court’s judgment with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust within 60 days notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make an initial payment within 60 days. In August 2015, plaintiffs filed a motion with the Court of Appeal seeking an order that defendants place irrevocable letters of credit totaling CAD 5 billion (approximately $3.96 billion) into trust, to secure the judgments in both the Létourneau and Blais cases. Plaintiffs subsequently withdrew their motion for security against JTI-MacDonald Corp. and proceeded only against our subsidiary and Imperial Tobacco Canada Ltd. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling CAD 226 million (approximately $179 million) to cover both the Létourneau and Blais cases. Such security may take the form of cash into a court trust or letters of credit, in six equal consecutive quarterly installments of approximately CAD 37.6 million (approximately $29.8 million) beginning in December 2015 through March 2017. The Court of Appeal ordered Imperial Tobacco Canada Ltd. to furnish security totaling CAD 758 million (approximately $600 million) in seven equal consecutive quarterly installments of approximately CAD 108 million (approximately $85.5 million) beginning in December 2015 through June 2017. In March 2017, our subsidiary made its sixth and final quarterly installment of security for approximately CAD 37.6 million (approximately $29.8 million) into a court trust. This payment is included in other assets on the condensed consolidated balance sheets and in cash used in operating activities in the condensed consolidated statements of cash flows. The Court of Appeal ordered that the security is payable upon a final judgment of the Court of Appeal affirming the trial court’s judgment or upon further order of the Court of Appeal. The Court of Appeal heard oral arguments on the merits appeal in November 2016. Our subsidiary and PMI believe that the findings of liability and damages were incorrect and should ultimately be set aside on any one of many grounds, including the following: (i) holding that defendants violated Quebec law by failing to warn class members of the risks of smoking even after the court found that class members knew, or should have known, of the risks, (ii) finding that plaintiffs were not required to prove that defendants’ alleged misconduct caused injury to each class member in direct contravention of binding precedent, (iii) creating a factual presumption, without any evidence from class members or otherwise, that defendants’ alleged misconduct caused all smoking by all class members, (iv) relying on epidemiological evidence that did not meet recognized scientific standards, and (v) awarding punitive damages to punish defendants without proper consideration as to whether punitive damages were necessary to deter future misconduct.
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
As of October 23, 2017, there were 16 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Canada (10), Korea (1) and Nigeria (5), compared with 16 such cases on October 21, 2016 and 16 such cases on October 27, 2015.
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

Label-Related Cases: These cases, brought by individual plaintiffs, or on behalf of a class or purported class of individual plaintiffs, allege that the use of the descriptor “Lights” or other alleged misrepresentations or omissions of labeling information constitute fraudulent and misleading conduct. Plaintiffs' allegations of liability in these cases are based on various theories of recovery

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

including misrepresentation, deception, and breach of consumer protection laws. Plaintiffs seek various forms of relief including restitution, injunctive relief, and compensatory and other damages. Defenses raised include lack of causation, lack of reliance, assumption of the risk, and statute of limitations.

As of October 23, 2017, there was 1 case brought by an individual plaintiff in Italy (1) pending against our subsidiaries, compared with 3 such cases on October 21, 2016 and 3 such cases on October 27, 2015, and one purported class action in Israel (1).

An individual plaintiff filed the purported class action, Aharon Ringer v. Philip Morris Ltd. and Globrands Ltd., on July 18, 2017, in the Central District Court of Israel. Our Israeli affiliate and an Israeli importer and distributor for other multinational tobacco companies are defendants. Plaintiff seeks to represent a class of smokers in Israel who have purchased cigarettes imported by defendants since July 18, 2010. Plaintiff estimates the class size to be 7,000,000 smokers. Plaintiff alleges that defendants misled consumers by not disclosing sufficient information about carbon monoxide, tar, and nicotine yields of, and tobacco contained in, the imported cigarettes. Plaintiff seeks various forms of relief, including an order for defendants to label cigarette packs in accordance with plaintiff’s demands, and damages for misleading consumers, breach of autonomy and unjust enrichment.

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

As of October 23, 2017, there were 2 public civil actions pending against our subsidiaries in Argentina (1) and Venezuela (1), compared with 2 such cases on October 21, 2016, and 2 such cases on October 27, 2015.

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

Other Litigation

The Department of Special Investigations of the government of Thailand ("DSI") conducted an investigation into alleged underpayment by our subsidiary, Philip Morris (Thailand) Limited ("PM Thailand"), of customs duties and excise taxes relating to imports from the Philippines covering the period 2003-2007. On January 18, 2016, the Public Prosecutor filed charges against our subsidiary and seven former and current employees in the Bangkok Criminal Court alleging that PM Thailand and the individual defendants jointly and with the intention to defraud the Thai government, under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with 272 import entries of cigarettes from the Philippines during the period of July 2003 to June 2006. The government is seeking a fine of approximately THB 80.8 billion (approximately $2.43 billion). The case is in the pre-trial evidentiary phase. Trial is scheduled to begin during the last quarter of 2017. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law and that

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies.

The DSI also conducted an investigation into alleged underpayment by PM Thailand of customs duties and excise taxes relating to imports from Indonesia covering the period 2000-2003. On January 26, 2017, the Public Prosecutor filed charges against PM Thailand and its former Thai employee in the Bangkok Criminal Court alleging that PM Thailand and its former employee jointly and with the intention to defraud the Thai government under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with 780 import entries during the period from January 2002 to July 2003. The government is seeking a fine of approximately THB 19.8 billion (approximately $596 million). The case is in pre-trial proceedings and has not yet been set for trial. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law, and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and a Thai court. In May 2017, the King of Thailand signed a new customs act. The new act, which is scheduled to take effect in November 2017, would substantially limit the amount of fines that Thailand could seek in these proceedings.

The South Korean Board of Audit and Inspection (“BAI”) conducted an audit of certain Korean government agencies and the tobacco industry into whether inventory movements ahead of the January 1, 2015 increase of cigarette-related taxes by tobacco companies, including Philip Morris Korea Inc. ("PM Korea"), our South Korean affiliate, were in compliance with South Korean tax laws.  In November 2016, the tax authorities completed their audit and assessed allegedly underpaid taxes and penalties.  In order to avoid nonpayment financial costs, PM Korea paid approximately KRW 272 billion (approximately $240 million), of which KRW 100 billion (approximately $88 million) was paid in 2016 and KRW 172 billion (approximately $152 million) was paid in the first quarter of 2017.  These amounts are included in other assets in the condensed consolidated balance sheets and in cash used in operating activities in the condensed consolidated statements of cash flows.  PM Korea is appealing the assessments. The tax authorities have also referred the matter to the Public Prosecutor, who will further investigate and decide whether to file criminal charges against PM Korea and/or other alleged co-offenders. If the Public Prosecutor decides to prosecute, it may seek up to three times the underpaid tax for company criminal penalties and up to five times the underpaid tax for individual criminal penalties. PM Korea believes that it has paid cigarette-related taxes in compliance with the South Korean tax laws. In addition, the South Korean Ministry of Strategy and Finance (“MOSF”) filed a criminal complaint with the Public Prosecutor against PM Korea and its managing director. In its criminal complaint, the MOSF alleged that PM Korea exceeded the monthly product withdrawal limits that the MOSF had set in its notice. The Public Prosecutor will investigate the MOSF’s criminal complaint and decide whether to prosecute.  PM Korea disagrees with the MOSF’s allegations.

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

PMI’s effective tax rates for the nine months and three months ended September 30, 2017 were 27.1% and 28.5%, respectively. PMI’s effective tax rates for the nine months and three months ended September 30, 2016 were 28.1% and 27.7%, respectively. PMI estimates that its full-year 2017 effective tax rate will be approximately 28%. The effective tax rate for the nine months ended September 30, 2017 was favorably impacted by the tax benefit of a legal entity restructuring ($61 million). Excluding the effect of the legal entity restructuring, the change in the effective tax rate for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily due to earnings mix by taxing jurisdiction and repatriation cost differences.
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

Note 10. Indebtedness:
Short-term Borrowings:
PMI's short-term borrowings, consisting of commercial paper and bank loans to certain PMI subsidiaries at September 30, 2017, and bank loans to certain PMI subsidiaries at December 31, 2016, had a carrying value of $2,905 million and $643 million, respectively. The fair value of PMI’s short-term borrowings, based on current market interest rates, approximates carrying value.

Long-term Debt:
At September 30, 2017 and December 31, 2016, PMI’s long-term debt consisted of the following:

(in millions)	September 30, 2017	December 31, 2016
U.S. dollar notes, 1.250% to 6.375% (average interest rate 3.609%), due through 2044	$21,802	$19,857
Foreign currency obligations:
Euro notes, 1.750% to 3.125% (average interest rate 2.402%), due through 2036	7,717	6,828
Swiss franc notes, 0.750% to 2.000% (average interest rate 1.269%), due through 2024	1,387	1,312
Other (average interest rate 3.674%), due through 2024	164	427
	31,070	28,424
Less current portion of long-term debt	3,005	2,573
	$28,065	$25,851
Other foreign currency debt above includes mortgage debt in Switzerland and capital lease obligations at September 30, 2017 and December 31, 2016. Other foreign currency debt above also includes a bank loan in the Philippines at December 31, 2016.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

PMI's debt issuances in the first nine months of 2017 were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity

U.S. dollar notes	(a)	$700	1.625%	February 2017	February 2019
U.S. dollar notes	(b)	$300	Floating	February 2017	February 2020
U.S. dollar notes	(a)	$1,000	2.000%	February 2017	February 2020
U.S. dollar notes	(a)	$500	2.625%	February 2017	February 2022
U.S. dollar notes	(c)	$750	2.375%	August 2017	August 2022
U.S. dollar notes	(c)	$500	3.125%	August 2017	August 2027

(a) Interest on these notes is payable semi-annually in arrears beginning in August 2017.
(b) Interest on these notes is payable quarterly in arrears beginning in May 2017.
(c) Interest on these notes is payable semi-annually in arrears beginning in February 2018.
The net proceeds from the sale of the securities listed in the table above have been and will be used for general corporate purposes.
Credit Facilities:

On January 27, 2017, PMI entered into an agreement to extend the term of its $2.0 billion 364-day revolving credit facility from February 7, 2017 to February 6, 2018.
At September 30, 2017, PMI's total committed credit facilities were as follows:

(in billions)

Type	Committed Credit Facilities
364-day revolving credit, expiring February 6, 2018	$2.0
Multi-year revolving credit, expiring February 28, 2021	2.5
Multi-year revolving credit, expiring October 1, 2021	3.5
Total facilities	$8.0

At September 30, 2017, there were no borrowings under these committed credit facilities, and the entire committed amounts were available for borrowing.

On August 29, 2017, PMI entered into an agreement, effective October 1, 2017, to extend the term of its $3.5 billion multi-year revolving credit facility, for an additional year covering the period October 1, 2021 to October 1, 2022.

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
Debt
The fair value of PMI’s outstanding debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. The aggregate carrying value of PMI’s debt, excluding short-term borrowings and $14 million of capital lease obligations, was $31,056 million at September 30, 2017. The fair value of PMI’s outstanding debt, excluding the aforementioned short-term borrowings and capital lease obligations, was classified within Level 1 and Level 2 in the table shown below.

The aggregate fair values of PMI’s derivative financial instruments and debt as of September 30, 2017, were as follows:

(in millions)	Fair Value at September 30, 2017	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$255	$—	$255	$—
Total assets	$255	$—	$255	$—
Liabilities:
Debt	$33,133	$32,961	$172	$—
Foreign exchange contracts	1,067	—	1,067	—
Total liabilities	$34,200	$32,961	$1,239	$—

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 12. Accumulated Other Comprehensive Losses:
PMI’s accumulated other comprehensive losses, net of taxes, consisted of the following:

(in millions)	At September 30, 2017	At December 31, 2016	At September 30, 2016
Currency translation adjustments	$(5,451)	$(6,091)	$(5,605)
Pension and other benefits	(3,399)	(3,565)	(3,178)
Derivatives accounted for as hedges	53	97	(106)
Total accumulated other comprehensive losses	$(8,797)	$(9,559)	$(8,889)

Reclassifications from Other Comprehensive Earnings

The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement are shown on the condensed consolidated statements of comprehensive earnings for the nine months and three months ended September 30, 2017 and 2016. For additional information, see Note 3. Benefit Plans and Note 5. Financial Instruments for disclosures related to PMI's pension and other benefits, and derivative financial instruments, respectively.

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

The effects of these derivative financial instrument assets and liabilities on PMI's condensed consolidated balance sheets were as follows:

(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Received/Pledged	Net Amount

At September 30, 2017
Assets
Foreign exchange contracts	$255	$—	$255	$(148)	$(96)	$11
Liabilities
Foreign exchange contracts	$1,067	$—	$1,067	$(148)	$(904)	$15
At December 31, 2016
Assets
Foreign exchange contracts	$813	$—	$813	$(126)	$(607)	$80
Liabilities
Foreign exchange contracts	$163	$—	$163	$(126)	$(31)	$6

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 14. Investments in Unconsolidated Subsidiaries:

At September 30, 2017 and December 31, 2016, PMI had total investments in unconsolidated subsidiaries of $1,080 million and $1,011 million, respectively, which were accounted for under the equity method of accounting. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses and movements in currency translation adjustments. The carrying value of our equity method investments at September 30, 2017 and December 31, 2016 exceeded our share of the unconsolidated subsidiaries' book value by $874 million and $867 million, respectively. The difference between the investment carrying value and the amount of underlying equity in net assets, excluding $825 million and $810 million attributable to goodwill as of September 30, 2017 and December 31, 2016, respectively, is being amortized on a straight-line basis over the underlying assets' estimated useful lives of 10 to 20 years. At September 30, 2017 and December 31, 2016, PMI received year-to-date dividends from unconsolidated subsidiaries of $43 million and $117 million, respectively.

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

At September 30, 2017, PMI held a 20% equity interest in Megapolis Distribution BV, the holding company of CJSC TK Megapolis, PMI's distributor in Russia.

The initial investments in EITA and Megapolis Distribution BV were recorded at cost and are included in investments in unconsolidated subsidiaries on the condensed consolidated balance sheets.

PMI’s earnings activity from unconsolidated subsidiaries was as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2017	2016	2017	2016
Net revenues	$3,342	$2,856	$1,249	$1,090

PMI’s balance sheet activity related to unconsolidated subsidiaries was as follows:

(in millions)	At September 30, 2017	At December 31, 2016

Receivables	$422	$289

The activity primarily related to agreements with PMI’s unconsolidated subsidiaries within the Eastern Europe, Middle East & Africa segment. These agreements, which are in the ordinary course of business, are primarily for distribution, contract manufacturing and licenses. PMI eliminated its respective share of all significant intercompany transactions with the equity method investees.

Note 15. Sale of Accounts Receivable:
To mitigate risk and enhance cash and liquidity management PMI sells trade receivables to unaffiliated financial institutions. These arrangements allow PMI to sell, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold are generally short-term in nature and are removed from the condensed consolidated balance sheets. PMI sells trade receivables under two types of arrangements, servicing and non-servicing. For servicing arrangements, PMI continues to service the sold trade receivables on an administrative basis and does not act on behalf of the unaffiliated financial institutions. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material as of September 30, 2017 and September 30, 2016. Under the non-servicing arrangements, PMI does not provide any administrative support or servicing after the trade receivables have been sold to the unaffiliated financial institutions.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Cumulative trade receivables sold, including excise taxes, for the nine months ended September 30, 2017 and 2016, were $7.1 billion and $7.0 billion, respectively. PMI’s operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of September 30, 2017 and September 30, 2016, were $0.6 billion, and $0.7 billion, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of trade receivables within marketing, administration and research costs in the condensed consolidated statements of earnings. For the nine months and three months ended September 30, 2017 and 2016, the loss on sale of trade receivables was immaterial.

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

On January 5, 2016, the FASB issued Accounting Standard Update ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 will require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Additionally, ASU 2016-01 also changes certain disclosure requirements and other aspects of current U.S. GAAP. ASU 2016-01 is effective for interim and annual reporting periods beginning on or after January 1, 2018. PMI has identified certain cost investments, which are applicable to ASU 2016-01 and is currently assessing the impact that the adoption of ASU 2016-01 will have on its financial position and results of operations.

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

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Our Company
We are a holding company whose subsidiaries and affiliates, and their licensees, are engaged in the manufacture and sale of cigarettes, other tobacco products and other nicotine-containing products in markets outside the United States of America. Currently, we manage our business in four segments:

•	European Union;

•	Eastern Europe, Middle East & Africa (“EEMA”);

•	Asia; and

•	Latin America & Canada.

To provide a greater focus on both parts of our business -- combustible and reduced-risk products -- and to support our transformation toward a smoke-free future, effective January 1, 2018, we will be managing our business in six reportable segments as follows:

•	European Union - Will cover all the European Union countries and also Switzerland, Norway and Iceland, which are linked to the European Union through trade agreements;

•	Eastern Europe - Will include Southeast Europe, Central Asia, Ukraine, Israel and Russia;

•	Middle East, Africa and Duty Free - Will cover the African continent, the Middle East, Turkey and PMI Duty Free;

•	South & Southeast Asia - Will include Indonesia, the Philippines and other markets in this region;

•	East Asia & Australia - Will include Australia, Japan, South Korea, the People's Republic of China and other markets in this region, as well as Malaysia and Singapore; and

•	Latin America & Canada - Will cover the South American continent, Central America, Mexico, the Caribbean and Canada.
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

Consolidated Operating Results for the Nine Months Ended September 30, 2017 – The changes in our reported diluted earnings per share (“diluted EPS”) for the nine months ended September 30, 2017, from the comparable 2016 amounts, were as follows:

	Diluted EPS	% Growth
For the nine months ended September 30, 2016	$3.38
2016 Asset impairment and exit costs	—
2016 Tax items	—
Subtotal of 2016 items	—
2017 Asset impairment and exit costs	—
2017 Tax items	0.04
Subtotal of 2017 items	0.04
Currency	(0.23)
Interest	0.03
Change in tax rate	0.01
Operations	0.20
For the nine months ended September 30, 2017	$3.43	1.5%
Currency – The unfavorable currency impact during the reporting period results from the fluctuations of the U.S. dollar, especially against the Brazilian real, Egyptian pound, Euro, Japanese yen and Turkish lira, partially offset by the Russian ruble. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Interest – The favorable impact of interest was due primarily to lower effective interest rates on debt and higher interest income.

Income Taxes – Our effective income tax rate for the nine months ended September 30, 2017 decreased by 1.0 percentage point to 27.1%. The 2017 tax items that increased our diluted EPS by $0.04 per share in the table above was due to a legal entity restructuring ($61 million). The change in the effective tax rate that increased our diluted EPS by $0.01 per share in the table above was primarily due to earnings mix by taxing jurisdiction and repatriation cost differences. We estimate that our full-year 2017 effective tax rate will be approximately 28%.

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

Consolidated Operating Results for the Three Months Ended September 30, 2017 – The changes in our reported diluted EPS for the three months ended September 30, 2017, from the comparable 2016 amounts, were as follows:

	Diluted EPS	% Growth
For the three months ended September 30, 2016	$1.25
2016 Asset impairment and exit costs	—
2016 Tax items	—
Subtotal of 2016 items	—
2017 Asset impairment and exit costs	—
2017 Tax items	—
Subtotal of 2017 items	—
Currency	(0.12)
Interest	—
Change in tax rate	(0.02)
Operations	0.16
For the three months ended September 30, 2017	$1.27	1.6%

Currency – The unfavorable currency impact of $0.12 per share during the reporting period results from the fluctuations of the U.S. dollar, especially against the Egyptian pound (approximately $0.08 per share of the unfavorable impact), Euro and Japanese yen, partially offset by the Russian ruble. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Income Taxes – Our effective income tax rate for the three months ended September 30, 2017 increased by 0.8 percentage points to 28.5%. The change in the effective tax rate that decreased our diluted EPS by $0.02 per share in the table above was primarily due to earnings mix by taxing jurisdiction and repatriation cost differences.

Operations – The increase in diluted EPS of $0.16 from our operations in the table above was due primarily to the following segments:

•	Asia: Favorable volume/mix, higher pricing and lower manufacturing costs; and

•	Latin America & Canada: Higher pricing, partially offset by unfavorable volume/mix;
partially offset by

•	EEMA: Unfavorable volume/mix and higher marketing, administration and research costs, partially offset by higher pricing; and

•	European Union: Unfavorable volume/mix and higher marketing, administration and research costs, partially offset by higher pricing and lower manufacturing costs.
For further details, see the “Consolidated Operating Results” and “Operating Results by Business Segment” sections of the following “Discussion and Analysis.”

2017 Forecasted Results - On October 19, 2017, we revised our 2017 full-year reported diluted EPS forecast to a range of $4.75 to $4.80, at prevailing exchange rates at that time, versus $4.48 in 2016. Excluding an unfavorable currency impact, at then-prevailing exchange rates, of approximately $0.17 per share for the full-year 2017, as well as the favorable tax item of $0.04 recorded in the first quarter of 2017, the forecast range represents a projected increase of approximately 9% to 10% versus adjusted diluted earnings per share of $4.48 in 2016. This forecast anticipates net revenue growth, excluding excise taxes, of over 7%, excluding currency and acquisitions. This forecast does not include any share repurchases in 2017.

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

Discussion and Analysis
Consolidated Operating Results
See pages 77-81 for a discussion of our "Cautionary Factors That May Affect Future Results." Our net revenues, excise taxes on products and operating companies income by segment are shown in the table below:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2017	2016	2017	2016
Net revenues:
European Union	$20,156	$20,664	$7,346	$7,387
Eastern Europe, Middle East & Africa	13,177	13,650	4,990	5,122
Asia	16,051	15,014	5,846	5,113
Latin America & Canada	7,129	6,436	2,456	2,313
Net revenues	$56,513	$55,764	$20,638	$19,935
Excise taxes on products:
European Union	$14,102	$14,446	$5,142	$5,187
Eastern Europe, Middle East & Africa	8,242	8,448	3,207	3,186
Asia	8,696	8,777	3,116	2,977
Latin America & Canada	5,019	4,379	1,700	1,603
Excise taxes on products	$36,059	$36,050	$13,165	$12,953
Operating income:
Operating companies income:
European Union	$2,783	$3,096	$1,042	$1,120
Eastern Europe, Middle East & Africa	2,188	2,389	765	962
Asia	2,753	2,288	1,065	761
Latin America & Canada	709	677	264	224
Amortization of intangibles	(65)	(56)	(21)	(19)
General corporate expenses	(126)	(119)	(35)	(36)
Less:
Equity (income)/loss in unconsolidated subsidiaries, net	(57)	(72)	(12)	(35)
Operating income	$8,185	$8,203	$3,068	$2,977

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

Our shipment volume by segment for cigarettes and heated tobacco units is shown in the table below:

PMI Shipment Volume (Million Units)
	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2017	2016	2017	2016
Cigarettes
European Union	141,412	148,393	49,114	52,001
Eastern Europe, Middle East & Africa	189,825	203,630	68,837	72,172
Asia	173,019	196,214	60,062	61,693
Latin America & Canada	61,301	64,144	20,452	21,185
Total Cigarettes	565,557	612,381	198,465	207,051
Heated Tobacco Units
European Union	1,040	103	464	56
Eastern Europe, Middle East & Africa	761	37	427	27
Asia	18,697	3,558	8,826	2,006
Latin America & Canada	12	—	8	—
Total Heated Tobacco Units	20,510	3,698	9,725	2,089
Cigarettes and Heated Tobacco Units
European Union	142,452	148,496	49,578	52,057
Eastern Europe, Middle East & Africa	190,586	203,667	69,264	72,199
Asia	191,716	199,772	68,888	63,699
Latin America & Canada	61,313	64,144	20,460	21,185
Total Cigarettes and Heated Tobacco Units	586,067	616,079	208,190	209,140

Heated tobacco units is the term we use to refer to our heated tobacco consumables, which include HEETS, HEETS Marlboro and HEETS FROM MARLBORO, defined collectively as HEETS, as well as Marlboro HeatSticks and Parliament HeatSticks.

Our net revenues by product category, which include excise taxes billed to customers, are shown in the table below:

PMI Net Revenues by Product Category
	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2017	2016	2017	2016
Combustible Products
European Union	$19,983	$20,630	$7,269	$7,374
Eastern Europe, Middle East & Africa	13,109	13,646	4,947	5,118
Asia	14,232	14,660	4,974	4,917
Latin America & Canada	7,126	6,435	2,454	2,312
Total Combustible Products	$54,451	$55,371	$19,644	$19,722
Reduced-Risk Products
European Union	$173	$35	$79	$14
Eastern Europe, Middle East & Africa	69	3	43	4
Asia	1,819	354	871	196
Latin America & Canada	2	2	1	—
Total Reduced-Risk Products	$2,063	$394	$994	$214

Total PMI Net Revenues	$56,513	$55,764	$20,638	$19,935
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

Consolidated Operating Results for the Nine Months Ended September 30, 2017
The following discussion compares our consolidated operating results for the nine months ended September 30, 2017, with the nine months ended September 30, 2016.
Our total shipment volume decreased by 4.9%, principally due to:

•	European Union, notably lower cigarette shipment volume in Germany, Italy and Spain, partly offset by higher heated tobacco unit shipment volume;

•
EEMA, notably Saudi Arabia where our cigarette shipment volume declined by 27.6%, reflecting the impact of the new excise tax implemented in June 2017 that resulted in the doubling of retail prices, as well as Russia, Turkey and Ukraine, partly offset by North Africa, notably Algeria, and higher heated tobacco unit shipment volume;

•	Asia, notably lower cigarette shipment volume in Indonesia, Japan, Pakistan and the Philippines, partly offset by higher heated tobacco unit shipment volume, mainly in Japan; and

•	Latin America & Canada, mainly due to lower cigarette shipment volume in Brazil, Canada, Colombia and Mexico.

Excluding the impact of estimated net inventory movements, our total shipment volume decreased by 4.6%.

Our cigarette shipment volume by brand and heated tobacco unit shipment volume are shown in the table below:

PMI Shipment Volume by Brand (Million Units)
	Nine Months Year-to-Date
	2017	2016	Change
Cigarettes
Marlboro	200,115	211,426	(5.3)%
L&M	69,091	73,592	(6.1)%
Chesterfield	40,311	34,203	17.9%
Parliament	31,723	34,247	(7.4)%
Bond Street	28,675	32,792	(12.6)%
Philip Morris	36,133	26,845	34.6%
Lark	18,534	21,031	(11.9)%
Others	140,975	178,245	(20.9)%
Total Cigarettes	565,557	612,381	(7.6)%
Heated Tobacco Units	20,510	3,698	+100.0%
Total Cigarettes and Heated Tobacco Units	586,067	616,079	(4.9)%

Cigarette shipment volume of Marlboro decreased in: the European Union, mainly due to Germany, Italy and Spain; EEMA, predominantly due to Saudi Arabia, reflecting the impact of the new excise tax implemented in June 2017 that resulted in the doubling of the retail price of Marlboro from SAR 12 to SAR 24 per pack, partly offset by North Africa; Asia, mainly due to Japan, principally reflecting out-switching to HeatSticks, and Korea, partly offset by Indonesia and the Philippines; and Latin America & Canada, mainly due to Argentina, Brazil and Mexico.

Cigarette shipment volume of the following brands decreased: L&M, mainly due to Russia, Saudi Arabia and Turkey, partly offset by Kazakhstan; Parliament, mainly due to Japan, Russia and Turkey, partly offset by Kazakhstan and Korea; Bond Street, mainly due to Kazakhstan, Russia and Ukraine; Lark, principally due to Japan and Turkey; and "Others," mainly due to Indonesia and local, low-price brands in Pakistan, the Philippines, Russia and Ukraine.

Cigarette shipment volume of the following brands increased: Chesterfield, notably driven by Argentina, Saudi Arabia and Turkey, partly offset by Italy and Russia; and Philip Morris, mainly driven by Russia and Ukraine, notably reflecting successful portfolio consolidation of local, low-price brands in "Others," partly offset by Argentina and Italy.

Our net revenues and excise taxes on products were as follows:

	For the Nine Months Ended September 30,
(in millions)	2017	2016	Variance	%
Net revenues	$56,513	$55,764	$749	1.3%
Excise taxes on products	36,059	36,050	9	—%
Net revenues, excluding excise taxes on products	$20,454	$19,714	$740	3.8%

Net revenues, which include excise taxes billed to customers, increased by $749 million. Excluding excise taxes, net revenues increased by $740 million due to:

•	price increases ($1,084 million) and

•	favorable volume/mix ($107 million), partly offset by

•	unfavorable currency ($451 million).

The unfavorable currency was due primarily to the Argentine peso, Egyptian pound, Euro, Philippine peso and Turkish lira, partially offset by the Russian ruble.

Net revenues include $2,063 million in 2017 and $394 million in 2016 related to sales of RRPs, mainly driven by Japan. These net revenue amounts include excise taxes billed to customers. Excluding excises taxes, net revenues for RRPs were $1,997 million in 2017 and $390 million in 2016. In some jurisdictions, including Japan, we are not responsible for collecting excise taxes.

Excise taxes on products increased by $9 million due to:

•	higher excise taxes resulting from changes in retail prices and tax rates ($3.6 billion), partially offset by

•	favorable currency ($1.8 billion) and

•	lower excise taxes resulting from volume/mix ($1.8 billion).

Our cost of sales; marketing, administration and research costs; and operating income were as follows:

	For the Nine Months Ended September 30,
(in millions)	2017	2016	Variance	%
Cost of sales	$7,431	$6,892	$539	7.8%
Marketing, administration and research costs	4,773	4,563	210	4.6%
Operating income	8,185	8,203	(18)	(0.2)%
Cost of sales increased $539 million due primarily to:

•	higher cost of sales resulting from volume/mix ($591 million), partly offset by

•	favorable currency ($44 million).

Marketing, administration and research costs increased by $210 million due to:

•	higher expenses ($263 million, largely reflecting increased support behind reduced-risk products), partly offset by

•	favorable currency ($53 million).

Operating income decreased by $18 million due primarily to:

•	unfavorable volume/mix ($484 million),

•	unfavorable currency ($353 million) and

•	higher marketing, administration and research costs ($263 million), partly offset by

•	price increases ($1,084 million).

Our effective tax rate decreased by 1.0 percentage point to 27.1%. We estimate that our full-year 2017 effective tax rate will be approximately 28%. The effective tax rate for the nine months ended September 30, 2017, was favorably impacted by a legal entity restructuring ($61 million). The effective tax rate is based on our full-year earnings mix by taxing jurisdiction and cash repatriation plans. Changes in currency exchange rates, earnings mix by taxing jurisdiction, or cash repatriation plans could have an impact on the effective tax rate, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

We are regularly examined by tax authorities around the world, and we are currently under examination in a number of jurisdictions. It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible change cannot be made at this time.

Interest expense, net, of $655 million decreased by $35 million (5.1%), due primarily to lower effective interest rates on debt and higher interest income.

Net earnings attributable to PMI of $5.3 billion increased by $85 million (1.6%). This increase was due primarily to a lower effective tax rate and lower interest expense, net, partially offset by a lower operating income as discussed above. Diluted and basic EPS of $3.43 increased by 1.5%. Excluding an unfavorable currency impact of $0.23, diluted EPS increased by 8.3%.

Consolidated Operating Results for the Three Months Ended September 30, 2017
The following discussion compares our consolidated operating results for the three months ended September 30, 2017, with the three months ended September 30, 2016.
Our total shipment volume decreased by 0.5%, principally due to:

•	European Union, notably lower cigarette shipment volume in Germany, Italy and Spain, partly offset by higher heated tobacco unit shipment volume;

•
EEMA, notably Saudi Arabia where our cigarette shipment volume declined by 48.3%, reflecting the impact of the new excise tax implemented in June 2017 that resulted in the doubling of retail prices, as well as Russia and Ukraine, partly offset by North Africa and higher heated tobacco unit shipment volume; and

•	Latin America & Canada, mainly due to lower cigarette shipment volume in Mexico, partly offset by Argentina and Brazil.
The decline of our total shipment volume was largely offset by growth in Asia, mainly driven by: Japan, reflecting higher heated tobacco unit shipment volume, Indonesia, and Pakistan, notably reflecting a lower price gap with illicit product following a modification to the excise tax structure, partly offset by the Philippines.

Our total shipment volume benefited from the favorable impact of estimated net combustible and heated tobacco unit inventory movements, driven by approximately 2.1 billion units in Japan. The favorable estimated net inventory movements in Japan, anticipated to continue in the fourth quarter of 2017, primarily reflected the growing demand for HeatSticks and a manufacturing capability sufficient to begin establishing normal levels of distributor inventory of heated tobacco units for risk management purposes, partly offset by a reduction of distributor inventory of combustible products. Excluding the impact of total estimated net inventory movements, our total shipment volume decreased by 1.3%.

Our cigarette shipment volume by brand and heated tobacco unit shipment volume are shown in the table below:

PMI Shipment Volume by Brand (Million Units)
	Third-Quarter
	2017	2016	Change
Cigarettes
Marlboro	68,886	73,338	(6.1)%
L&M	23,809	25,349	(6.1)%
Chesterfield	15,116	12,425	21.7%
Parliament	11,354	12,200	(6.9)%
Bond Street	9,912	11,709	(15.3)%
Philip Morris	12,838	8,726	47.1%
Lark	6,321	6,994	(9.6)%
Others	50,229	56,310	(10.8)%
Total Cigarettes	198,465	207,051	(4.1)%
Heated Tobacco Units	9,725	2,089	+100.0%
Total Cigarettes and Heated Tobacco Units	208,190	209,140	(0.5)%

Cigarette shipment volume of Marlboro decreased in: the European Union, mainly due to Germany, Italy and Spain; EEMA, predominantly due to Saudi Arabia, reflecting the impact of the new excise tax implemented in June 2017 that resulted in the doubling of the retail price of Marlboro from SAR 12 to SAR 24 per pack; Asia, mainly due to Japan, principally reflecting out-switching to HeatSticks, partly offset by Indonesia and the Philippines; and Latin America & Canada, mainly due to Mexico.

Cigarette shipment volume of the following brands decreased: L&M, mainly due to Russia, Saudi Arabia and Turkey, partly offset by North Africa; Parliament, mainly due to Japan and Russia, partly offset by Kazakhstan and Turkey; Bond Street, mainly due to Russia and Ukraine; Lark, principally due to Japan, partly offset by Turkey; and "Others," mainly due to local, low-price brands in the Philippines, Russia and Ukraine, partly offset by Indonesia and low-price brands in Pakistan.

Cigarette shipment volume of the following brands increased: Chesterfield, mainly driven by Argentina, Brazil, reflecting successful brand portfolio consolidation, Saudi Arabia and Turkey, partly offset by Russia; and Philip Morris, mainly driven by Russia and Ukraine, notably reflecting successful portfolio consolidation of local, low-price brands in "Others," partly offset by Argentina and Italy.

Our net revenues and excise taxes on products were as follows:

	For the Three Months Ended September 30,
(in millions)	2017	2016	Variance	%
Net revenues	$20,638	$19,935	$703	3.5%
Excise taxes on products	13,165	12,953	212	1.6%
Net revenues, excluding excise taxes on products	$7,473	$6,982	$491	7.0%

Net revenues, which include excise taxes billed to customers, increased by $703 million. Excluding excise taxes, net revenues increased by $491 million due to:

•	favorable volume/mix ($318 million) and

•	price increases ($309 million), partly offset by

•	unfavorable currency ($136 million).

The unfavorable currency was due primarily to the Egyptian pound, Japanese yen and Turkish lira, partially offset by the Euro and Russian ruble.

Net revenues include $994 million in 2017 and $214 million in 2016 related to sale of RRPs, mainly driven by Japan. These amounts include excise taxes billed to customers. Excluding excise taxes, net revenues for RRPs were $947 million in 2017 and $212 million in 2016. In some jurisdictions, including Japan, we are not responsible for collecting excise taxes.

Excise taxes on products increased by $212 million due to:

•	higher excise taxes resulting from changes in retail prices and tax rates ($1.1 billion), partially offset by

•	favorable currency ($480 million) and

•	lower excise taxes resulting from volume/mix ($405 million).

Our cost of sales; marketing, administration and research costs; and operating income were as follows:

	For the Three Months Ended September 30,
(in millions)	2017	2016	Variance	%
Cost of sales	$2,735	$2,432	$303	12.5%
Marketing, administration and research costs	1,649	1,554	95	6.1%
Operating income	3,068	2,977	91	3.1%
Cost of sales increased by $303 million due primarily to:

•	higher cost of sales resulting from volume/mix ($338 million), partly offset by

•	lower manufacturing costs ($44 million).

Marketing, administration and research costs increased by $95 million due primarily to:

•	higher expenses ($98 million, largely reflecting increased support behind reduced-risk products, predominantly in the European Union); partly offset by

•	favorable currency.

Operating income increased by $91 million due primarily to:

•	price increases ($309 million) and

•	lower manufacturing costs ($44 million), partly offset by

•	unfavorable currency ($141 million),

•	higher marketing, administration and research costs ($98 million) and

•	unfavorable volume/mix ($20 million).

Our effective tax rate increased by 0.8 percentage points to 28.5%. The effective tax rate is based on our full-year earnings mix by taxing jurisdiction and cash repatriation plans. Changes in currency exchange rates, earnings mix by taxing jurisdiction, or cash repatriation plans could have an impact on the effective tax rate, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

Net earnings attributable to PMI of $2.0 billion increased by $32 million (1.7%). This increase was primarily due to a higher operating income as discussed above, partially offset by a higher effective tax rate. Diluted and basic EPS of $1.27 increased by 1.6%. Excluding an unfavorable currency impact of $0.12, diluted EPS increased by 11.2%.

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

•
regulatory restrictions on our products, including restrictions on the packaging, marketing, and sale of tobacco or other nicotine-containing products that could reduce our competitiveness, eliminate our ability to communicate with adult consumers, or even ban certain of our products;

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

Plain Packaging and Other Packaging Restrictions: Plain packaging legislation bans the use of branding, logos and colors on packaging other than the brand name and variant that may be printed only in specified locations and in a uniform font. To date, Australia, France, Georgia, Hungary, Ireland, New Zealand, Norway, Slovenia and the U.K. have adopted plain packaging laws, which are in various degrees of implementation.

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

Restrictions and Bans on the Use of Ingredients: The WHO and others in the public health community have recommended restrictions or total bans on the use of some or all ingredients in tobacco products, including menthol. Broad restrictions and ingredient bans would require us to reformulate our American blend tobacco products and could reduce our ability to differentiate these products in the market in the long term. Menthol bans would eliminate the entire category of mentholated tobacco products. The European Union has banned flavored tobacco products, subject to an exemption until May 2020 for menthol. Other countries may follow the EU’s approach. For instance, Turkey has banned menthol as of May 2020. Broader ingredient bans have been adopted by Canada and Brazil. While the Canadian ingredient ban initially exempted menthol, amendments to the federal Tobacco Act ban menthol in cigarettes as of October 2017. In addition, the Canadian parliament is considering further amendments to the Act that would extend the menthol ban to all tobacco products. The majority of Canadian provinces have also adopted or are in the process of adopting menthol bans. The Brazil ingredients ban, which would prohibit the use of virtually all ingredients with flavoring or aromatic properties, is not in force due to a legal challenge by a tobacco industry union, of which our Brazilian subsidiary is a member. Other lawsuits are also pending against the Brazil ingredients ban. It is not possible to predict the outcome of these legal proceedings.

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

Restrictions on Product Design: Some members of the public health community are calling for the further standardization of tobacco products by requiring, for example, that cigarettes have a certain minimum diameter, which would amount to a ban on slim cigarettes, or requiring the use of standardized filter and cigarette paper designs. In addition, at its meeting in November 2016, the CoP adopted non-binding guidelines recommending that countries regulate product design features that increase the attractiveness of tobacco products, such as the diameter of cigarettes and the use of flavor capsules. Reduced cigarette ignition propensity standards previously recommended by the FCTC guidelines have been adopted in several of our markets (e.g., Australia, Canada, South Africa, South Korea, and the EU), and are being considered in others.

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

Illicit Trade: The illicit tobacco trade creates a cheap and unregulated supply of tobacco products, undermines efforts to reduce smoking prevalence, especially among youth, damages legitimate businesses, stimulates organized crime, increases corruption and reduces government tax revenue. Illicit trade may account for as much as 10% of global cigarette consumption; this includes counterfeit, contraband and the growing problem of “illicit whites,” which are cigarettes legally produced in one jurisdiction for the sole purpose of being exported and illegally sold in another jurisdiction where they have no legitimate market. We estimate that illicit trade in the European Union accounted for slightly less than 10% of total cigarette consumption in 2016.

A number of jurisdictions are considering actions to prevent illicit trade. In November 2012, the FCTC adopted the Protocol to Eliminate Illicit Trade in Tobacco Products (the “Protocol”), which includes supply chain control measures, such as licensing of manufacturers and distributors, enforcement in free trade zones, controls on duty free and Internet sales and the implementation of tracking and tracing technologies. To date, 54 Parties have signed the Protocol, and 32 Parties, including the European Union, have ratified it. The Protocol will come into force once the fortieth Party ratifies it, after which countries must implement its measures via national legislation. We expect, and welcome, that other Parties will ratify the Protocol.

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

In May 2016, PMI launched PMI IMPACT, a new global initiative that supports third-party projects dedicated to fighting illegal trade and related crimes such as corruption, organized criminal networks and money laundering. The centerpiece of PMI IMPACT is a council of external independent experts with impeccable credentials in the fields of law, anti-corruption and law enforcement. The experts are responsible for evaluating and approving funding proposals for PMI IMPACT grants. PMI has pledged $100 million to fund projects within PMI IMPACT over three funding rounds. The first round of grants were awarded in the second quarter of 2017.

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

Reduced-Risk Products (RRPs)

Our Approach to RRPs: We recognize that smoking cigarettes causes serious diseases and that the best way to avoid the harms of smoking is never to start, or to quit. Nevertheless, it is predicted that over the next decade the number of smokers will remain largely unchanged from the current estimate of 1.1 billion, despite the considerable efforts to discourage smoking.

Cigarettes burn tobacco, which produces smoke. As a result of the combustion process, the smoker inhales various toxic substances. In contrast, RRPs do not burn tobacco and produce significantly lower levels of harmful and potentially harmful constituents (“HPHCs”) than found in cigarette smoke.

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

Four RRP platforms are in various stages of development and commercialization readiness:

        Platform 1 uses a precisely controlled heating device that we are commercializing under the IQOS brand name, into which a specially designed and proprietary tobacco unit is inserted and heated to generate an aerosol. We have conducted a series of clinical studies for this platform, the results of which formed the basis for our submission to the U.S. Food and Drug Administration (“FDA”) described below. We are also progressing with our 6+6 month exposure response study initiated in December 2014 and expect results regarding the first six-month term by the end of 2017.

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

    Platform 3 provides an aerosol of nicotine salt formed by the chemical reaction of nicotine with a weak organic acid. We have explored two routes for this platform, one with electronics and one without, and have initiated a new nicotine pharmacokinetic study. The results are expected in the first quarter of 2018.

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

Commercialization of RRPs: In 2014, we introduced the IQOS system in pilot city launches in Nagoya, Japan, and in Milan, Italy. Since then, we have expanded our commercialization activities to include all of Japan, as well as multiple cities in Italy. To date, IQOS is available for sale in key cities in 30 markets and nationwide in Japan, and we estimate that more than 3.7 million adult consumers worldwide have stopped smoking and converted to IQOS. By the end of 2017, we expect IQOS to be available in key cities in up to 35 markets, as capacity permits. To further improve the consumer experience, we introduced a new version of the IQOS device in the first quarter of 2017.

On the basis of our experience in Japan and Italy, we estimate that only a very small percentage of adult smokers who convert to IQOS switch back to cigarettes.

In the first quarter of 2016, we started the large scale commercial production of heated tobacco units. We experienced supply shortages resulting from stronger-than-anticipated demand, primarily in Japan. Currently, capacity limitations are beginning to ease. We are integrating the production of our heated tobacco units into our existing manufacturing facilities in Europe and progressing with our plans to build manufacturing capacity for our other RRP platforms. Our 2016 year-end installed capacity was approximately 15 billion heated tobacco units, and we expect that our 2017 year-end installed capacity will reach over 60 billion units. This installed capacity is expected to allow us to produce approximately 35 billion units in 2017, up from 7 billion in 2016. We will update our 2018 annual installed capacity plans in early 2018.

We are expanding our supplier base for IQOS devices. Currently, we experience constraints on the IQOS devices in Japan; however, we expect to be able to fully supply this market with devices in early 2018, based on our current demand forecasts.

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

We currently market our e-vapor products in several markets, including Ireland, Israel, Spain and the U.K. A city test of MESH, one of our Platform 4 products, is ongoing in Birmingham, U.K. We also expect to initiate city tests of our Platform 2 product before the end of 2017.

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

In the United States, an established regulatory framework for assessing “Modified Risk Tobacco Products” and “New Tobacco Products” exists under the jurisdiction of the FDA. Future FDA actions may influence the regulatory approach of other governments. We submitted to the FDA a Modified Risk Tobacco Product Application (“MRTPA”) for Platform 1 in December 2016, and a Premarket Tobacco Product Application (“PMTA”) for Platform 1 in March 2017. In May 2017, the FDA formally accepted and filed our MRTPA for substantive scientific review and, in June 2017, the FDA opened the period for the public to provide comments on our application. In August 2017, the FDA completed a preliminary review of our PMTA for Platform 1 and accepted our application for substantive review.

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

We make our scientific findings publicly available for scrutiny and peer review through several channels, including our websites. From time to time, adult consumers, competitors, members of the scientific community, and others inquire into our scientific methodologies, challenge our scientific conclusions or request further study of certain aspects of our RRPs and their health effects. We are committed to a robust and open scientific debate but believe that such debate should be based on accurate and reliable scientific information. We seek to provide accurate and reliable scientific information about our RRPs; nonetheless, we may not be able to prevent third-party dissemination of false, misleading or unsubstantiated information about these products.

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

Other Developments: On September 12, 2017, we announced our support of the Foundation for a Smoke-Free World. The Foundation is an independent body, governed by its independent Board of Directors. The Foundation will fund research and encourage innovative measures to reduce the harm caused by smoking. It will evaluate the impact that smoke-free alternatives can have on smokers and public health, assess the effect of reduced cigarette consumption on the industry value chain, and measure overall progress towards a smoke-free world. We currently expect to support the Foundation by contributing approximately USD 80 million per year, depending on the Foundation's requirements and operations, over the next 12 years, beginning in 2018.

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

We expect to commence sales of cigarettes in Cuba within the next six months, as permitted by law.

Certain states within the U.S. have enacted legislation permitting state pension funds to divest or abstain from future investment in stocks of companies that do business with certain countries that are sanctioned by the U.S. We do not believe such legislation has had a material effect on the price of our shares.

Operating Results – Nine Months and Three Months Ended September 30, 2017

The following discussion compares operating results within each of our reportable segments for the nine months and three months ended September 30, 2017, with the nine months and three months ended September 30, 2016.

Unless otherwise stated, references to total industry, total market, our shipment volume and our market share performance reflect cigarettes and our heated tobacco units for those markets that have commercial sales of IQOS.

European Union:

European Union	For the Nine Months Ended September 30,
(in millions)	2017	2016	Variance	%
Net revenues	$20,156	$20,664	$(508)	(2.5)%
Excise taxes on products	14,102	14,446	(344)	(2.4)%
Net revenues, excluding excise taxes on products	6,054	6,218	(164)	(2.6)%
Operating companies income	2,783	3,096	(313)	(10.1)%
For the nine months ended September 30, 2017, net revenues decreased by $508 million. Excluding excise taxes, net revenues decreased by $164 million due to:

•	unfavorable volume/mix ($192 million) and

•	unfavorable currency ($94 million), partially offset by

•	price increases ($122 million).

The net revenues of the European Union segment include $173 million in 2017 and $35 million in 2016 related to the sale of RRPs. Excluding excise taxes, net revenues for RRPs were $145 million in 2017 and $32 million in 2016.
Operating companies income decreased by $313 million during the nine months ended September 30, 2017. This decrease was due primarily to:

•	unfavorable volume/mix ($220 million),

•	higher marketing, administration and research costs ($162 million) and

•	unfavorable currency ($82 million), partly offset by

•	price increases ($122 million) and

•	lower manufacturing costs ($30 million).

European Union	For the Three Months Ended September 30,
(in millions)	2017	2016	Variance	%
Net revenues	$7,346	$7,387	$(41)	(0.6)%
Excise taxes on products	5,142	5,187	(45)	(0.9)%
Net revenues, excluding excise taxes on products	2,204	2,200	4	0.2%
Operating companies income	1,042	1,120	(78)	(7.0)%

For the three months ended September 30, 2017, net revenues decreased by $41 million. Excluding excise taxes, net revenues increased by $4 million due to:

•	favorable currency ($53 million) and

•	price increases ($37 million), partly offset by

•	unfavorable volume/mix ($86 million).

The net revenues of the European Union segment include $79 million in 2017 and $14 million in 2016 related to the sale of RRPs. Excluding excise taxes, net revenues for RRPs were $65 million in 2017 and $13 million in 2016.

Operating companies income decreased by $78 million during the three months ended September 30, 2017. This decrease was due primarily to:

•	unfavorable volume/mix ($88 million) and

•	higher marketing, administration and research costs ($47 million, primarily reflecting increased investment behind reduced-risk products), partially offset by

•	price increases ($37 million) and

•	lower manufacturing costs ($14 million).

European Union - Total Market

In the third quarter, the estimated total market in the European Union decreased by 4.5% to 131.9 billion units. Excluding the net impact of estimated trade inventory movements, largely associated with the third quarter of 2016 reflecting the anticipated implementation of the Tobacco Products Directive in 2017, notably in France, Italy and the United Kingdom, the estimated total market declined by 3.9%.

For the nine months year-to-date, the estimated total market in the European Union decreased by 2.7% to 372.8 billion units. The net impact of estimated trade inventory movements year-to-date was immaterial.

European Union - PMI Shipment Volume and Market Share Commentaries

Shipment volume and market share performance by brand for cigarettes and heated tobacco units are shown in the tables below:

	European Union Shipment Volume by Brand (Million Units)
	Third-Quarter			Nine Months Year-to-Date

Cigarettes	2017	2016	Change	2017	2016	Change
Marlboro	24,246	25,943	(6.5)%	69,770	73,582	(5.2)%
L&M	8,990	9,454	(4.9)%	25,992	26,628	(2.4)%
Chesterfield	8,002	8,055	(0.7)%	22,270	23,111	(3.6)%
Philip Morris	3,779	4,330	(12.7)%	11,635	12,621	(7.8)%
Others	4,097	4,219	(2.9)%	11,745	12,451	(5.7)%
Total Cigarettes	49,114	52,001	(5.6)%	141,412	148,393	(4.7)%
Heated Tobacco Units	464	56	+100.0%	1,040	103	+100.0%
Total European Union	49,578	52,057	(4.8)%	142,452	148,496	(4.1)%

	European Union Market Shares by Brand
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2017	2016	p.p.	2017	2016	p.p.
Marlboro	18.6%	19.0%	(0.4)	18.7%	19.0%	(0.3)
L&M	6.8%	6.9%	(0.1)	6.9%	6.9%	—
Chesterfield	6.0%	5.9%	0.1	6.0%	5.9%	0.1
Philip Morris	3.0%	3.2%	(0.2)	3.1%	3.3%	(0.2)
Others*	3.6%	3.1%	0.5	3.4%	3.2%	0.2
Total European Union	38.0%	38.1%	(0.1)	38.1%	38.3%	(0.2)
*Includes heated tobacco units.

In the third quarter, our total shipment volume decreased by 4.8% to 49.6 billion units, mainly due to cigarette volume declines in Germany, Italy and Spain. Estimated net inventory movements were immaterial. The decrease in cigarette shipment volume of Marlboro was mainly due to Germany, Italy and Spain. The decrease in cigarette shipment volume of L&M was mainly due to Germany, Poland and Spain. The decrease in cigarette shipment volume of Chesterfield was mainly due to Portugal and the United Kingdom, largely offset by Poland. The decrease in cigarette shipment volume of Philip Morris was mainly due to France and Italy. The decrease in cigarette shipment volume of "Others" was mainly due to RGD in Poland.

In the quarter, our total market share decreased by 0.1 point to 38.0%, with gains in France, Italy and Poland largely offset by declines in Germany and Spain.

For the nine months year-to-date, our total shipment volume decreased by 4.1% to 142.5 billion units, mainly due to cigarette volume declines in Germany, Italy and Spain. Excluding estimated net inventory movements, principally associated with distributor cigarette inventory movements in France, Italy and Spain, our total shipment volume decreased by 3.2%. The decrease in cigarette shipment volume of Marlboro was mainly due to Germany, Italy and Spain. The decrease in cigarette shipment volume of L&M was mainly due to Germany and Spain. The decrease in cigarette shipment volume of Chesterfield was mainly due to Italy, Portugal and Spain, partly offset by Poland. The decrease in cigarette shipment volume of Philip Morris was mainly due to Italy. The decrease in cigarette shipment volume of "Others" was mainly due to Muratti in Italy.

For the nine months year-to-date, our total market share decreased by 0.2 points to 38.1%, with declines in Germany, Italy and Spain partly offset by gains in France and Poland.

European Union - Key Market Commentaries

In France, estimated industry size, our shipment volume and market share performance, shown in the table below, include cigarettes and our heated tobacco units.

	France Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2017	2016	% / p.p.	2017	2016	% / p.p.
Total Market (billion units)	11.4	12.1	(5.4)%	34.0	34.5	(1.3)%

PMI Shipments (million units)	4,804	5,037	(4.6)%	14,679	14,872	(1.3)%

PMI Market Share
Marlboro	27.3%	26.3%	1.0	26.9%	26.2%	0.7
Philip Morris	10.0%	10.1%	(0.1)	10.2%	10.1%	0.1
Chesterfield	3.0%	3.1%	(0.1)	3.1%	3.1%	—
Others*	2.7%	2.7%	—	2.7%	2.8%	(0.1)
Total	43.0%	42.2%	0.8	42.9%	42.2%	0.7
*Includes heated tobacco units.

In the third quarter, the estimated total market decreased by 5.4%. Excluding the aforementioned net impact of estimated trade inventory movements, the estimated total market declined by 3.6%. The decrease in our shipment volume was mainly due to the lower total market, partly offset by higher market share, principally Marlboro, notably reflecting the growth of both Marlboro Red and Gold in 30s packs launched in March 2017.

For the nine months year-to-date, the estimated total market decreased by 1.3%. The decrease in our shipment volume mainly reflected the lower total market, partly offset by higher market share.

In Germany, estimated industry size, our shipment volume and market share performance, shown in the table below, include cigarettes and our heated tobacco units.

	Germany Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2017	2016	% / p.p.	2017	2016	% / p.p.
Total Market (billion units)	20.4	21.7	(6.1)%	57.6	59.7	(3.4)%

PMI Shipments (million units)	7,082	7,693	(7.9)%	21,014	22,068	(4.8)%

PMI Market Share
Marlboro	21.0%	21.5%	(0.5)	22.1%	22.3%	(0.2)
L&M	10.8%	11.1%	(0.3)	11.3%	11.6%	(0.3)
Chesterfield	1.5%	1.5%	—	1.5%	1.6%	(0.1)
Others*	1.4%	1.3%	0.1	1.6%	1.5%	0.1
Total	34.7%	35.4%	(0.7)	36.5%	37.0%	(0.5)
*Includes heated tobacco units.

In the third quarter, the estimated total market decreased by 6.1%, partly reflecting the impact of price increases in March 2017 as well as a challenging comparison with the third quarter of 2016, which declined by 0.5%. The decrease in our shipment volume was mainly due to the lower total market and market share, mainly Marlboro, reflecting the impact of its price increase from the round €6.00 per pack price point to €6.30 in March 2017, combined with the later timing of competitors' price increases.

For the nine months year-to-date, the estimated total market decreased by 3.4%, partly reflecting the impact of price increases in March 2017 as well as a challenging comparison with the nine months year-to-date of 2016, which declined by 0.3%, benefiting from a lower prevalence of illicit trade and the estimated favorable impact of immigration. The decrease in our shipment volume was mainly due to the lower total market and lower market share, largely reflecting the same dynamics as in the quarter.

In Italy, estimated industry size, our shipment volume and market share performance, shown in the table below, include cigarettes and our heated tobacco units.

	Italy Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2017	2016	% / p.p.	2017	2016	% / p.p.
Total Market (billion units)	18.7	19.7	(5.1)%	53.1	55.6	(4.3)%

PMI Shipments (million units)	9,694	9,967	(2.7)%	27,738	29,914	(7.3)%

PMI Market Share
Marlboro	24.1%	24.3%	(0.2)	23.9%	24.5%	(0.6)
Chesterfield	11.3%	11.6%	(0.3)	11.3%	11.6%	(0.3)
Philip Morris	7.7%	8.3%	(0.6)	7.8%	8.6%	(0.8)
HEETS	0.7%	0.1%	0.6	0.6%	0.1%	0.5
Others	8.6%	8.0%	0.6	8.5%	7.9%	0.6
Total	52.4%	52.3%	0.1	52.1%	52.7%	(0.6)

In the third quarter, the estimated total market decreased by 5.1%. Excluding the aforementioned net impact of estimated trade inventory movements, the estimated total market declined by 3.6%, partly reflecting the Tobacco Product Directive's ban on pack sizes of ten cigarettes that fueled growth in cheaper alternatives, including fine cut and cigarillos. The decline of our shipments, down by 5.0% excluding the net impact of distributor inventory movements, mainly reflected the lower total market. Our slightly higher market share was mainly driven by HEETS and Merit in "Others," largely offset by low-price Philip Morris, impacted by the growth of the super-low price segment.

For the nine months year-to-date, the estimated total market decreased by 4.3%, mainly reflecting the same dynamics as in the quarter. The decline of the total market also reflected a challenging comparison with the first nine months of 2016, which were flat. The decline of our shipments, down by 5.4% excluding the net impact of distributor inventory movements, mainly reflected the lower total market, as well as lower cigarette market share, principally due to Marlboro, partly reflecting the ban on pack sizes of ten cigarettes, and low-price Philip Morris, impacted by the growth of the super-low price segment, partly offset by HEETS, as well as Merit in "Others."

In Poland, estimated industry size, our shipment volume and market share performance, shown in the table below, include cigarettes and our heated tobacco units.

	Poland Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2017	2016	% / p.p.	2017	2016	% / p.p.
Total Market (billion units)	11.2	11.5	(2.9)%	32.3	32.3	(0.1)%

PMI Shipments (million units)	4,819	4,864	(0.9)%	13,695	13,515	1.3%

PMI Market Share
Marlboro	10.6%	11.3%	(0.7)	10.6%	11.3%	(0.7)
L&M	17.9%	18.2%	(0.3)	18.3%	18.3%	—
Chesterfield	11.6%	9.4%	2.2	10.5%	9.1%	1.4
Others*	2.9%	3.2%	(0.3)	3.0%	3.1%	(0.1)
Total	43.0%	42.1%	0.9	42.4%	41.8%	0.6
*Includes heated tobacco units.

In the third quarter, the estimated total market decreased by 2.9%. The decrease in our shipment volume primarily reflected the lower total market, partly offset by an increase in our market share, driven by Chesterfield, benefiting from brand support.

For the nine months year-to-date, the estimated total market decreased by 0.1%, reflecting a lower prevalence of illicit trade. The increase in our shipment volume was primarily driven by higher market share, mainly reflecting the same dynamics as in the quarter.

In Spain, estimated industry size, our shipment volume and market share performance, shown in the table below, include cigarettes and our heated tobacco units.

	Spain Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2017	2016	% / p.p.	2017	2016	% / p.p.
Total Market (billion units)	12.4	13.0	(5.0)%	34.1	35.3	(3.4)%

PMI Shipments (million units)	3,847	4,274	(10.0)%	11,131	12,640	(11.9)%

PMI Market Share
Marlboro	17.1%	18.6%	(1.5)	16.6%	18.1%	(1.5)
L&M	5.3%	5.3%	—	5.4%	5.4%	—
Chesterfield	8.5%	8.4%	0.1	8.5%	8.6%	(0.1)
Others*	2.2%	2.1%	0.1	1.9%	2.0%	(0.1)
Total	33.1%	34.4%	(1.3)	32.4%	34.1%	(1.7)
*Includes heated tobacco units.

In the third quarter, the estimated total market decreased by 5.0%, mainly reflecting the impact of price increases in December 2016. The decline of our shipment volume was mainly due to the lower total market and lower market share, principally due to Marlboro, reflecting the impact of price increases, particularly above the round €5.00 per pack price point in the vending channel, as well as a challenging comparison with the third quarter of 2016 in which the market share of Marlboro grew by 0.9 points.

For the nine months year-to-date, the estimated total market decreased by 3.4%. The decline of our shipment volume, down by 7.8% excluding the net impact of distributor inventory movements, was mainly due to the lower total market and lower market share, principally due to Marlboro, reflecting the same dynamics as in the quarter, as well as a challenging comparison with the first nine months of 2016 in which the market share of Marlboro grew by 1.2 points.

Eastern Europe, Middle East & Africa:

Eastern Europe, Middle East & Africa	For the Nine Months Ended September 30,
(in millions)	2017	2016	Variance	%
Net revenues	$13,177	$13,650	$(473)	(3.5)%
Excise taxes on products	8,242	8,448	(206)	(2.4)%
Net revenues, excluding excise taxes on products	4,935	5,202	(267)	(5.1)%
Operating companies income	2,188	2,389	(201)	(8.4)%

For the nine months ended September 30, 2017, net revenues decreased by $473 million. Excluding excise taxes, net revenues decreased by $267 million due to:

•	unfavorable volume/mix ($344 million) and

•	unfavorable currency ($268 million), partly offset by

•	price increases ($345 million).

The net revenues of the Eastern Europe, Middle East & Africa segment include $69 million in 2017 related to the sale of RRPs. Excluding excise taxes, net revenues for RRPs were $64 million in 2017.

Operating companies income decreased by $201 million during the nine months ended September 30, 2017. This decrease was due primarily to:

•	unfavorable volume/mix ($299 million),

•	unfavorable currency ($183 million) and

•	higher marketing, administration and research costs ($52 million), partly offset by

•	price increases ($345 million).

Eastern Europe, Middle East & Africa	For the Three Months Ended September 30,
(in millions)	2017	2016	Variance	%
Net revenues	$4,990	$5,122	$(132)	(2.6)%
Excise taxes on products	3,207	3,186	21	0.7%
Net revenues, excluding excise taxes on products	1,783	1,936	(153)	(7.9)%
Operating companies income	765	962	(197)	(20.5)%

For the three months ended September 30, 2017, net revenues decreased by $132 million. Excluding excise taxes, net revenues decreased by $153 million due to:

•	unfavorable volume/mix ($111 million) and

•	unfavorable currency ($107 million), partly offset by

•	price increases ($65 million).

The net revenues of the Eastern Europe, Middle East & Africa segment include $43 million in 2017 related to the sale of RRPs. Excluding excise taxes, net revenues for RRPs were $41 million in 2017.

Operating companies income decreased by $197 million during the three months ended September 30, 2017. This decrease was due primarily to:

•	unfavorable volume/mix ($121 million),

•	unfavorable currency ($84 million) and

•	higher marketing, administration and research costs ($48 million), partly offset by

•	price increases ($65 million).

Eastern Europe, Middle East & Africa - PMI Shipment Volume Commentaries

	EEMA PMI Shipment Volume by Brand (Million Units)
	Third-Quarter			Nine Months Year-to-Date

	2017	2016	Change	2017	2016	Change
Cigarettes
Marlboro	18,655	20,082	(7.1)%	51,808	55,005	(5.8)%
L&M	12,639	13,486	(6.3)%	35,919	39,511	(9.1)%
Bond Street	9,473	11,159	(15.1)%	27,449	31,310	(12.3)%
Parliament	8,710	9,262	(6.0)%	23,525	25,501	(7.8)%
Philip Morris	5,501	344	+100.0%	13,813	824	+100.0%
Others	13,859	17,839	(22.3)%	37,311	51,479	(27.5)%
Total Cigarettes	68,837	72,172	(4.6)%	189,825	203,630	(6.8)%
Heated Tobacco Units	427	27	+100.0%	761	37	+100.0%
Total EEMA	69,264	72,199	(4.1)%	190,586	203,667	(6.4)%

In the third quarter, our total shipment volume decreased by 4.1% to 69.3 billion units, mainly due to cigarette volume declines in: Russia, Saudi Arabia, where our cigarette shipment volume declined by 48.3% reflecting the impact of the new excise tax implemented in June 2017, and Ukraine, partly offset by North Africa, notably Egypt, and higher heated tobacco unit shipment volume. The decrease in cigarette shipment volume of Marlboro was mainly due to Saudi Arabia. The decrease in cigarette shipment volume of L&M was mainly due to Russia, Saudi Arabia and Turkey, partly offset by Kazakhstan and North Africa, notably Egypt. The decrease in cigarette shipment volume of Bond Street was mainly due to Russia and Ukraine. The decrease in cigarette shipment volume of Parliament was mainly due to Russia, partly offset by Kazakhstan and Turkey. The increase in cigarette shipment volume of Philip Morris was driven by Russia and Ukraine, reflecting successful portfolio consolidation of local, low-price brands. The decrease in cigarette shipment volume of "Others" was mainly due to low-price Next/Dubliss in Russia.

For the nine months year-to-date, our total shipment volume decreased by 6.4% to 190.6 billion units, mainly reflecting cigarette volume declines in Russia, Saudi Arabia, Turkey and Ukraine, partly offset by North Africa, notably Algeria, and higher heated tobacco unit shipment volume. The decrease in cigarette shipment volume of Marlboro was mainly due to Saudi Arabia, partly offset by North Africa. The decrease in cigarette shipment volume of L&M was mainly due to Russia, Saudi Arabia and Turkey, partly offset by Kazakhstan. The decrease in cigarette shipment volume of Bond Street was mainly due to Kazakhstan, Russia and Ukraine. The decrease in cigarette shipment volume of Parliament was mainly due to Russia, Saudi Arabia and Turkey, partly offset by Kazakhstan. The increase in cigarette shipment volume of Philip Morris was driven by Russia and Ukraine, reflecting the same dynamics as in the quarter. The decrease in cigarette shipment volume of "Others" was mainly due to the same dynamics as in the quarter.

Eastern Europe, Middle East & Africa - Key Market Commentaries

In North Africa (defined as Algeria, Egypt, Libya, Morocco and Tunisia), estimated cigarette industry size, our cigarette shipment volume and cigarette market share performance are shown in the table below.

	North Africa Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2017	2016	% / p.p.	2017	2016	% / p.p.
Total Cigarette Market (billion units)	37.6	36.9	1.7%	104.7	105.4	(0.7)%

PMI Cigarette Shipments (million units)	9,558	8,480	12.7%	25,953	25,893	0.2%

PMI Cigarette Market Share
Marlboro	10.4%	10.2%	0.2	9.3%	8.2%	1.1
L&M	13.1%	11.6%	1.5	12.1%	12.5%	(0.4)
Others	3.3%	2.5%	0.8	2.9%	2.9%	—
Total	26.8%	24.3%	2.5	24.3%	23.6%	0.7

In the third quarter, the estimated total cigarette market increased by 1.7%. The increase in our cigarette shipment volume mainly reflected higher cigarette market share, notably of Marlboro and L&M in Algeria and Egypt.

For the nine months year-to-date, the estimated total cigarette market decreased by 0.7%, mainly due to Algeria, partially offset by Egypt. The increase in our cigarette shipment volume, up by 2.2% excluding estimated distributor inventory movements, was mainly driven by higher cigarette market share, notably of Marlboro in Algeria, partly offset by L&M in Egypt.

In Russia, estimated industry size and our shipment volume, shown in the table below, include cigarettes and our heated tobacco units. Our August quarter-to-date and year-to-date market share performance, as measured by Nielsen and shown in the table below, reflects that of cigarettes.

	Russia Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2017	2016	% / p.p.	2017	2016	% / p.p.
Total Market (billion units)	70.4	76.5	(7.9)%	193.9	209.0	(7.2)%

PMI Shipments (million units)	18,942	20,778	(8.8)%	53,365	59,132	(9.8)%

PMI Cigarette Market Share
Marlboro	1.6%	1.3%	0.3	1.4%	1.4%	—
Parliament	3.6%	3.8%	(0.2)	3.6%	3.9%	(0.3)
Bond Street	8.5%	8.2%	0.3	8.9%	8.1%	0.8
Philip Morris	5.1%	0.1%	5.0	3.6%	0.1%	3.5
Others	8.5%	13.5%	(5.0)	9.7%	13.7%	(4.0)
Total	27.3%	26.9%	0.4	27.2%	27.2%	—

In the third quarter, the estimated total market decreased by 7.9%, reflecting the impact of excise tax-driven price increases and an increase in the prevalence of illicit trade. The decline of our shipment volume was mainly due to the lower total market. The increase in our market share was mainly driven by Philip Morris, reflecting successful portfolio consolidation of local, low-price brands in "Others."

For the nine months year-to-date, the estimated total market decreased by 7.2%, reflecting the same dynamics as in the quarter. Our market share was flat, largely reflecting the same dynamics as in the quarter.

In Turkey, estimated cigarette industry size, our cigarette shipment volume and August quarter-to-date and year-to-date cigarette market share performance, as measured by Nielsen, are shown in the table below.

	Turkey Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2017	2016	% / p.p.	2017	2016	% / p.p.
Total Cigarette Market (billion units)	29.9	29.3	2.1%	77.6	79.5	(2.3)%

PMI Cigarette Shipments (million units)	14,130	14,041	0.6%	36,094	37,550	(3.9)%

PMI Cigarette Market Share
Marlboro	10.3%	10.4%	(0.1)	10.1%	10.2%	(0.1)
Parliament	11.6%	11.7%	(0.1)	11.5%	11.6%	(0.1)
Lark	6.8%	7.3%	(0.5)	6.9%	7.5%	(0.6)
Others	14.7%	15.1%	(0.4)	14.7%	14.9%	(0.2)
Total	43.4%	44.5%	(1.1)	43.2%	44.2%	(1.0)

In the third quarter, the estimated total cigarette market increased by 2.1%. Excluding the net impact of estimated trade inventory movements, the estimated total cigarette market increased by 1.1%. The increase in our cigarette shipments was mainly due to the higher total market. The decline in our cigarette market share, as measured by Nielsen, was mainly due to low-price Lark, reflecting competitive pressure from super-low price alternatives, and L&M and Muratti in "Others."

For the nine months year-to-date, the estimated total cigarette market decreased by 2.3%, partly reflecting a challenging comparison with the nine months year-to-date of 2016, which increased by 6.0%, benefiting from a lower prevalence of illicit trade. Excluding the net impact of estimated trade inventory movements associated with the timing of anticipated price increases, the estimated total cigarette market declined by 4.1%, mainly reflecting a higher prevalence of illicit trade resulting from the impact of price increases. The decrease in our cigarette shipments was principally due to the lower total cigarette market and lower cigarette market share, mainly due to the same dynamics as in the quarter.

In Ukraine, estimated industry size and our shipment volume, shown in the table below, include cigarettes and our heated tobacco units. Our August quarter-to-date and year-to-date market share performance, as measured by Nielsen and shown in the table below, reflects that of cigarettes.

	Ukraine Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2017	2016	% / p.p.	2017	2016	% / p.p.
Total Market (billion units)	17.9	19.1	(6.2)%	50.7	56.0	(9.5)%

PMI Shipments (million units)	5,116	5,626	(9.1)%	14,521	17,226	(15.7)%

PMI Cigarette Market Share
Marlboro	3.0%	3.2%	(0.2)	3.1%	3.2%	(0.1)
Parliament	3.3%	3.0%	0.3	3.3%	2.8%	0.5
Bond Street	8.4%	10.3%	(1.9)	8.9%	10.4%	(1.5)
Philip Morris	3.6%	—%	3.6	2.7%	—%	2.7
Others	9.4%	13.1%	(3.7)	9.7%	13.8%	(4.1)
Total	27.7%	29.6%	(1.9)	27.7%	30.2%	(2.5)

In the third quarter, the estimated total market decreased by 6.2%, mainly due to the impact of price increases and a challenging comparison with the third quarter of 2016, which grew by 1.7%. The decrease in our shipment volume was primarily due to the lower total market, as well as lower cigarette market share, notably of low-price Bond Street, partly offset by Parliament and Philip Morris, following successful portfolio consolidation of a local, low-price brand in "Others."

For the nine months year-to-date, the estimated total market decreased by 9.5%, mainly due to the impact of price increases and a challenging comparison with the first nine months of 2016, which grew by 6.9%. The decrease in our shipment volume was primarily due to the lower total market, as well as lower cigarette market share, reflecting the same dynamics as in the quarter.

Asia:

Asia	For the Nine Months Ended September 30,
(in millions)	2017	2016	Variance	%
Net revenues	$16,051	$15,014	$1,037	6.9%
Excise taxes on products	8,696	8,777	(81)	(0.9)%
Net revenues, excluding excise taxes on products	7,355	6,237	1,118	17.9%
Operating companies income	2,753	2,288	465	20.3%

For the nine months ended September 30, 2017, net revenues increased by $1.0 billion. Excluding excise taxes, net revenues increased by $1.1 billion due to:

•	favorable volume/mix ($758 million) and

•	price increases ($393 million), partly offset by

•	unfavorable currency ($33 million).

The net revenues of the Asia segment include $1,819 million in 2017 and $354 million in 2016 related to the sale of RRPs, mainly driven by Japan. Excluding excise taxes, net revenues for RRPs were $1,786 million in 2017 and $354 million in 2016. In some jurisdictions, including Japan, we are not responsible for collecting excise taxes.

Operating companies income increased by $465 million during the nine months ended September 30, 2017. This increase was due primarily to:

•	price increases ($393 million) and

•	favorable volume/mix ($151 million), partly offset by

•	higher marketing, administration and research costs ($50 million) and

•	unfavorable currency ($26 million).

Asia	For the Three Months Ended September 30,
(in millions)	2017	2016	Variance	%
Net revenues	$5,846	$5,113	$733	14.3%
Excise taxes on products	3,116	2,977	139	4.7%
Net revenues, excluding excise taxes on products	2,730	2,136	594	27.8%
Operating companies income	1,065	761	304	39.9%
For the three months ended September 30, 2017, net revenues increased by $733 million. Excluding excise taxes, net revenues increased by $594 million due to:

•	favorable volume/mix ($540 million) and

•	price increases ($122 million), partly offset by

•	unfavorable currency ($68 million).

The net revenues of the Asia segment include $871 million in 2017 and $196 million in 2016 related to the sale of RRPs, mainly driven by Japan. Excluding excise taxes, net revenues for RRPs were $841 million in 2017 and $196 million in 2016.

Operating companies income increased by $304 million during the three months ended September 30, 2017. This increase was due primarily to:

•	favorable volume/mix ($226 million),

•	price increases ($122 million) and

•	lower manufacturing costs ($18 million), partly offset by

•	unfavorable currency ($55 million).

Asia - PMI Shipment Volume Commentaries

	Asia PMI Shipment Volume by Brand (Million Units)
	Third-Quarter			Nine Months Year-to-Date

	2017	2016	Change	2017	2016	Change
Cigarettes
Marlboro	18,227	18,967	(3.9)%	54,255	57,277	(5.3)%
Lark	3,539	4,274	(17.2)%	11,396	13,421	(15.1)%
Parliament	2,269	2,545	(10.8)%	7,128	7,534	(5.4)%
Others	36,027	35,907	0.3%	100,240	117,982	(15.0)%
Total Cigarettes	60,062	61,693	(2.6)%	173,019	196,214	(11.8)%
Heated Tobacco Units	8,826	2,006	+100.0%	18,697	3,558	+100.0%
Total Asia	68,888	63,699	8.1%	191,716	199,772	(4.0)%

In the third quarter, our total shipment volume increased by 8.1% to 68.9 billion units, mainly driven by Indonesia, Pakistan, notably reflecting a lower price gap with illicit product following a modification to the excise tax structure, and higher heated tobacco unit volume, mainly in Japan and Korea. The increase was partly offset by cigarette volume declines in Japan, primarily reflecting out-switching to HeatSticks, and the Philippines. The decrease in cigarette shipment volume of Marlboro was notably due to Japan and Korea, primarily reflecting out-switching to our heated tobacco units, partly offset by Indonesia. The decrease in cigarette shipment volume of Lark was primarily due to Japan. The decrease in cigarette shipment volume of Parliament was mainly due to Japan, partly offset by Korea. The increase in cigarette shipment volume of "Others" was mainly driven by Indonesia and low-price brands in Pakistan.

In the third quarter, our total shipment volume benefited from the favorable impact of estimated net combustible and heated tobacco unit inventory movements, driven by approximately 2.1 billion units in Japan. The favorable estimated net inventory movements in Japan, anticipated to continue in the fourth quarter of 2017, primarily reflected the growing demand for HeatSticks and a manufacturing capability sufficient to begin establishing normal levels of distributor inventory of heated tobacco units for risk management purposes, partly offset by a reduction of distributor inventory of combustible products. Excluding the impact of total estimated net inventory movements, our total shipment volume increased by 4.7%.

For the nine months year-to-date, our total shipment volume decreased by 4.0% to 191.7 billion units, mainly due to lower cigarette shipment volume in Indonesia, Japan, Pakistan and the Philippines, partly offset by higher heated tobacco unit volume, mainly in Japan and Korea. The decrease in cigarette shipment volume of Marlboro was mainly due to Japan, primarily reflecting out-switching to HeatSticks, and Korea, partly offset by Indonesia and the Philippines. The decrease in cigarette shipment volume of Lark was primarily due to Japan. The decrease in cigarette shipment volume of Parliament was mainly due to Japan, partly offset by Korea. The decrease in cigarette shipment volume of "Others" was mainly due to Indonesia and local, low-price brands in Pakistan and the Philippines.

For the nine months year-to-date, our total shipment volume benefited from the favorable impact of estimated net combustible and heated tobacco unit inventory movements, driven by approximately 3.5 billion units in Japan. Excluding the impact of these estimated net inventory movements, our total shipment volume decreased by 5.6%.

Asia - Key Market Commentaries
In Indonesia, estimated cigarette industry size, our cigarette shipment volume, cigarette market share and segmentation performance are shown in the tables below.

	Indonesia Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2017	2016	% / p.p.	2017	2016	% / p.p.
Total Cigarette Market (billion units)	79.2	74.4	6.5%	225.9	235.1	(3.9)%

PMI Cigarette Shipments (million units)	26,211	25,084	4.5%	74,421	78,792	(5.5)%

PMI Cigarette Market Share
Sampoerna A	13.2%	14.0%	(0.8)	13.7%	14.0%	(0.3)
Dji Sam Soe	8.1%	6.4%	1.7	6.9%	6.5%	0.4
Sampoerna U	4.2%	5.9%	(1.7)	4.6%	5.2%	(0.6)
Others	7.6%	7.4%	0.2	7.7%	7.8%	(0.1)
Total	33.1%	33.7%	(0.6)	32.9%	33.5%	(0.6)

	Indonesia Segmentation Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2017	2016	p.p.	2017	2016	p.p.
Segment % of Total Market
Hand-Rolled Kretek (SKT)	17.4%	17.6%	(0.2)	17.7%	18.2%	(0.5)
Machine-Made Kretek (SKM)	77.6%	76.4%	1.2	77.0%	75.7%	1.3
Whites (SPM)	5.0%	6.0%	(1.0)	5.3%	6.1%	(0.8)
Total	100.0%	100.0%	—	100.0%	100.0%	—

PMI % Share of Segment
Hand-Rolled Kretek (SKT)	38.4%	36.8%	1.6	37.5%	37.1%	0.4
Machine-Made Kretek (SKM)	29.7%	29.5%	0.2	29.2%	28.9%	0.3
Whites (SPM)	67.3%	79.3%	(12.0)	72.4%	80.4%	(8.0)

In the third quarter, the estimated total cigarette market increased by 6.5%. Excluding the favorable impact of net estimated trade inventory movements mainly associated with the timing of Ramadan, the estimated total cigarette market was flat, reflecting the impact of above-inflation tax-driven price increases and the impact of higher utility prices on consumer spending. The increase in our cigarette shipments was primarily driven by the higher estimated total cigarette market, partly offset by a lower cigarette market share, mainly due to Sampoerna A and Sampoerna U, largely reflecting the impact of price increases, partly offset by Dji Sam Soe, notably Magnum Mild, and Marlboro Filter Black in "Others."

For the nine months year-to-date, the estimated total cigarette market decreased by 3.9%, reflecting the same dynamics as in the quarter. The decrease in our shipments was mainly due to the lower total market and lower cigarette market share, largely reflecting the same dynamics as in the quarter.

In Japan, estimated industry size, our shipment volume and market share performance, shown in the table below, include cigarettes and our heated tobacco units.

	Japan Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2017	2016	% / p.p.	2017	2016	% / p.p.
Total Market (billion units)	44.0	46.1	(4.6)%	128.0	133.7	(4.3)%

PMI Shipments (million units)
Cigarettes	8,196	10,691	(23.3)%	27,171	33,284	(18.4)%
Heated Tobacco Units	8,325	2,006	+100%	18,157	3,559	+100%
Total	16,521	12,697	30.1%	45,328	36,843	23.0%

PMI Market Share
Marlboro	9.5%	10.7%	(1.2)	9.7%	10.7%	(1.0)
HeatSticks	11.9%	3.5%	8.4	9.7%	2.2%	7.5
Parliament	2.0%	2.3%	(0.3)	2.1%	2.4%	(0.3)
Lark	8.5%	9.7%	(1.2)	8.8%	9.7%	(0.9)
Others	1.3%	1.6%	(0.3)	1.5%	1.7%	(0.2)
Total	33.2%	27.9%	5.3	31.8%	26.7%	5.1

In the third quarter, the estimated total market decreased by 4.6%. The increase in our shipment volume, up by 13.7% excluding the impact of estimated net distributor inventory movements of approximately 2.1 billion units, mainly reflected higher share, driven by HeatSticks.

For the nine months year-to-date, the estimated total market decreased by 4.3%. Our shipment volume increased by 13.5%, excluding the impact of estimated net distributor inventory movements of approximately 3.5 billion units, mainly reflecting higher share, driven by HeatSticks.

In Korea, estimated industry size, our shipment volume and market share performance, shown in the table below, include cigarettes and our heated tobacco units.

	Korea Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2017	2016	% / p.p.	2017	2016	% / p.p.
Total Market (billion units)	19.9	19.8	0.1%	54.2	55.6	(2.5)%

PMI Shipments (million units)	4,214	4,109	2.6%	10,959	11,553	(5.1)%

PMI Market Share
Marlboro	8.5%	9.7%	(1.2)	8.8%	9.5%	(0.7)
Parliament	7.8%	7.5%	0.3	8.0%	7.6%	0.4
HEETS	2.5%	—%	2.5	1.0%	—%	1.0
Virginia S.	2.0%	3.1%	(1.1)	2.0%	3.2%	(1.2)
Others	0.3%	0.5%	(0.2)	0.4%	0.5%	(0.1)
Total	21.1%	20.8%	0.3	20.2%	20.8%	(0.6)

In the third quarter, the estimated total market increased by 0.1%. The increase in our shipment volume mainly reflected higher market share, driven mainly by the May 2017 launch of HEETS. The decline in market share of Virginia S. reflected the successful consolidation of its super slims variants to Parliament during the first nine months of 2016.

For the nine months year-to-date, the estimated total market decreased by 2.5%, primarily reflecting a challenging comparison with the first nine months of 2016, which increased by 12.6%. The decrease in our shipment volume was due to the lower total market, as well as lower market share, mainly reflecting the impact of competitors' new cigarette brand launches, partly offset by HEETS.

In the Philippines, estimated cigarette industry size, our cigarette shipment volume and cigarette market share performance are shown in the table below.

	Philippines Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2017	2016	% / p.p.	2017	2016	% / p.p.
Total Cigarette Market (billion units)	18.6	20.2	(8.1)%	54.3	60.2	(9.8)%

PMI Cigarette Shipments (million units)	12,677	14,277	(11.2)%	36,303	43,558	(16.7)%

PMI Cigarette Market Share
Marlboro	31.9%	28.4%	3.5	32.0%	27.9%	4.1
Fortune	18.6%	23.3%	(4.7)	18.0%	24.3%	(6.3)
Jackpot	6.5%	7.5%	(1.0)	6.3%	8.3%	(2.0)
Others	11.1%	11.3%	(0.2)	10.6%	11.9%	(1.3)
Total	68.1%	70.5%	(2.4)	66.9%	72.4%	(5.5)

In the third quarter, the estimated total cigarette market decreased by 8.1%, mainly due to the impact of excise tax-driven price increases, including those on our full brand portfolio in the fourth quarter of 2016. The decline in our cigarette shipment volume was due to the lower total cigarette market, as well as lower cigarette market share, particularly of our low and super-low price brands as a result of the timing of competitors' price increases, which initially widened the price gaps to our principal competitor's discounted brands, partly offset by Marlboro, which benefited from in-switching from lower-priced brands.

For the nine months year-to-date, the decline of the estimated total cigarette market, our cigarette shipment volume and cigarette market share all reflected the same dynamics as in the quarter.

Latin America & Canada:

Latin America & Canada	For the Nine Months Ended September 30,
(in millions)	2017	2016	Variance	%
Net revenues	$7,129	$6,436	$693	10.8%
Excise taxes on products	5,019	4,379	640	14.6%
Net revenues, excluding excise taxes on products	2,110	2,057	53	2.6%
Operating companies income	709	677	32	4.7%

For the nine months ended September 30, 2017, net revenues increased by $693 million. Excluding excise taxes, net revenues increased by $53 million due to:

•	price increases ($224 million), partly offset by

•	unfavorable volume/mix ($115 million) and

•	unfavorable currency ($56 million).

Operating companies income increased by $32 million during the nine months ended September 30, 2017. This increase was due primarily to:

•	price increases ($224 million), partly offset by

•	unfavorable volume/mix ($116 million),

•	unfavorable currency ($60 million) and

•	higher manufacturing costs ($21 million).

Latin America & Canada	For the Three Months Ended September 30,
(in millions)	2017	2016	Variance	%
Net revenues	$2,456	$2,313	$143	6.2%
Excise taxes on products	1,700	1,603	97	6.1%
Net revenues, excluding excise taxes on products	756	710	46	6.5%
Operating companies income	264	224	40	17.9%

For the three months ended September 30, 2017, net revenues increased by $143 million. Excluding excise taxes, net revenues increased by $46 million due to:

•	price increases ($85 million), partly offset by

•	unfavorable volume/mix ($25 million) and

•	unfavorable currency ($14 million).

Operating companies income increased by $40 million during the three months ended September 30, 2017 due primarily to:

•	price increases ($85 million), partly offset by

•	unfavorable volume/mix ($37 million).

Latin America & Canada - PMI Shipment Volume Commentaries

	Latin America & Canada PMI Shipment Volume by Brand (Million Units)
	Third-Quarter			Nine Months Year-to-Date

	2017	2016	Change	2017	2016	Change
Cigarettes
Marlboro	7,758	8,345	(7.0)%	24,282	25,561	(5.0)%
Philip Morris	3,335	3,793	(12.1)%	9,985	12,550	(20.4)%
Chesterfield	2,537	667	+100.0%	6,536	1,061	+100.0%
Others	6,822	8,380	(18.6)%	20,498	24,972	(17.9)%
Total Cigarettes	20,452	21,185	(3.5)%	61,301	64,144	(4.4)%
Heated Tobacco Units	8	—	—%	12	—	—%
Total Latin America & Canada	20,460	21,185	(3.4)%	61,313	64,144	(4.4)%

In the third quarter, our total shipment volume decreased by 3.4% to 20.5 billion units, mainly due to Mexico, partly offset by Argentina and Brazil. The decrease in cigarette shipment volume of Marlboro was mainly due to Mexico. The decrease in cigarette shipment volume of Philip Morris was mainly due to Argentina. The increase in cigarette shipment volume of Chesterfield was mainly driven by Argentina and Brazil. The decrease in cigarette shipment volume of "Others" was mainly due to local brands in Argentina, Brazil, reflecting successful brand portfolio consolidation, Colombia and Mexico.

For the nine months year-to-date, our total shipment volume decreased by 4.4% to 61.3 billion units, mainly due to cigarette volume declines in Brazil, Canada, Colombia and Mexico. The decrease in cigarette shipment volume of Marlboro was mainly due to Argentina, Brazil and Mexico. The decrease in cigarette shipment volume of Philip Morris was mainly due to Argentina. The increase in cigarette shipment volume of Chesterfield was driven by Argentina, Brazil, Colombia and Venezuela. The decrease in cigarette shipment volume of "Others" was mainly due to local brands in Argentina, Brazil, reflecting successful brand portfolio consolidation, Canada, Colombia and Venezuela.

Latin America & Canada - Key Market Commentaries

In Argentina, estimated cigarette industry size, our cigarette shipment volume and cigarette market share performance are shown in the table below.

	Argentina Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2017	2016	% / p.p.	2017	2016	% / p.p.
Total Cigarette Market (billion units)	8.9	8.5	4.9%	27.0	26.7	1.2%

PMI Cigarette Shipments (million units)	6,683	6,418	4.1%	20,142	20,389	(1.2)%

PMI Cigarette Market Share
Marlboro	20.2%	22.1%	(1.9)	20.1%	23.0%	(2.9)
Chesterfield	16.0%	6.7%	9.3	15.4%	3.5%	11.9
Philip Morris	33.2%	39.9%	(6.7)	33.4%	43.2%	(9.8)
Others	5.6%	6.8%	(1.2)	5.8%	6.8%	(1.0)
Total	75.0%	75.5%	(0.5)	74.7%	76.5%	(1.8)

In the third quarter, the estimated total cigarette market increased by 4.9%, primarily reflecting a favorable comparison to the third quarter of 2016, which declined by 14.1%, mainly due to the impact of excise-tax driven price increases. The increase in our cigarette shipment volume mainly reflected the higher total market, partly offset by lower cigarette market share. The lower cigarette market share principally reflected the growth of the ultra-low price segment, where local manufacturers are exempt from paying minimum excise tax, resulting in widened price gaps with premium Marlboro and mid-price Philip Morris, partly offset by low-price Chesterfield that benefited from successful brand portfolio consolidation of a low-price brand in "Others."

For the nine months year-to-date, the estimated total cigarette market increased by 1.2%, primarily reflecting a favorable comparison to the nine months year-to-date 2016, which declined by 10.5%. The decrease in our cigarette shipment volume was mainly due to lower cigarette market share, reflecting the same dynamics as in the quarter.

In Canada, estimated industry size, our shipment volume and market share performance, shown in the table below, include cigarettes and our heated tobacco units.

	Canada Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2017	2016	% / p.p.	2017	2016	% / p.p.
Total Market (billion units)	6.4	6.9	(6.3)%	18.0	19.5	(7.8)%

PMI Shipments (million units)	2,554	2,675	(4.5)%	6,782	7,466	(9.2)%

PMI Market Share
Belmont	4.4%	3.9%	0.5	4.0%	3.7%	0.3
Canadian Classics	10.0%	10.2%	(0.2)	9.5%	10.2%	(0.7)
Next	12.2%	11.5%	0.7	11.5%	11.3%	0.2
Others*	13.1%	13.3%	(0.2)	12.4%	13.1%	(0.7)
Total	39.7%	38.9%	0.8	37.4%	38.3%	(0.9)
*Includes heated tobacco units.

In the third quarter, the estimated total market decreased by 6.3%, mainly reflecting the impact of retail price increases. The decrease in our shipment volume was mainly due to the lower total market, partly offset by higher market share that largely reflected the favorable impact of estimated trade inventory movements.

For the nine months year-to-date, the estimated total market decreased by 7.8%, reflecting the impact of price increases. The decrease in our shipment volume was mainly due to the lower total market, as well as lower cigarette market share, reflecting the unfavorable impact of estimated trade inventory movements.

In Mexico, estimated cigarette industry size, our cigarette shipment volume and cigarette market share performance are shown in the table below.

	Mexico Key Market Data
	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2017	2016	% / p.p.	2017	2016	% / p.p.
Total Cigarette Market (billion units)	8.0	8.8	(10.0)%	25.6	26.4	(3.1)%

PMI Cigarette Shipments (million units)	5,129	6,055	(15.3)%	17,092	18,013	(5.1)%

PMI Cigarette Market Share
Marlboro	46.7%	48.3%	(1.6)	48.2%	47.8%	0.4
Delicados	7.9%	9.6%	(1.7)	8.2%	9.8%	(1.6)
Benson & Hedges	4.5%	4.8%	(0.3)	4.9%	4.6%	0.3
Others	5.4%	5.8%	(0.4)	5.5%	6.0%	(0.5)
Total	64.5%	68.5%	(4.0)	66.8%	68.2%	(1.4)

In the third quarter, the estimated total cigarette market decreased by 10.0%. Excluding the impact of estimated trade inventory movements, the estimated total cigarette market decreased by 1.9%. The decrease in our cigarette shipment volume mainly reflected the lower total cigarette market. The decrease of our cigarette market share largely reflected the unfavorable impact of the estimated trade inventory movements.

For the nine months year-to-date, the estimated total cigarette market decreased by 3.1%, or increased by 0.5% excluding the impact of estimated inventory movements. The decrease in our cigarette shipment volume mainly reflected the lower total cigarette market. The decrease of our cigarette market share largely reflected the unfavorable impact of the estimated trade inventory movements.

Financial Review
Net Cash Provided by Operating Activities

During the first nine months of 2017, net cash provided by operating activities of $5,991 million increased by $63 million compared with the first nine months of 2016. Excluding favorable currency movements of $198 million, the change was primarily due to an increase in deferred tax assets related to foreign tax credits, and the 2017 payment in the South Korean tax matter (see Note 8. Contingencies for additional information), partially offset by higher net earnings.

The net movements in working capital were primarily due to favorable currency.

Net Cash Used in Investing Activities

During the first nine months of 2017, net cash used in investing activities was $2,292 million, compared with net cash used in investing activities of $943 million during the first nine months of 2016. This increase in net cash used of $1,349 million was due principally to cash collateral posted to secure derivatives designated as net investment hedges of Euro assets following the strengthening of the Euro versus the U.S. dollar, and higher capital expenditures. For further details on our derivatives designated as net investment hedges, see Note 5. Financial Instruments.

Our capital expenditures were $995 million and $734 million during the nine months ended September 30, 2017 and 2016, respectively. The 2017 expenditures were primarily related to our ongoing investments in RRPs to support capacity expansion (notably for heated tobacco units). We expect total capital expenditures in 2017 to be approximately $1.6 billion.

Net Cash Used in Financing Activities

During the first nine months of 2017, net cash used in financing activities was $1,232 million, compared with net cash used in financing activities of $3,560 million during the first nine months of 2016. The change was due primarily to higher proceeds from short-term borrowings (primarily commercial paper of $2.3 billion) and higher proceeds from long-term debt issuances (primarily the $3.7 billion proceeds in 2017 from our U.S. dollar debt issuances versus the $3.5 billion proceeds in 2016 from our U.S. dollar and Euro debt issuances).
Dividends paid in the first nine months of 2017 and 2016 were $4,854 million and $4,759 million, respectively.

Debt and Liquidity

We define cash and cash equivalents as short-term, highly liquid investments, readily convertible to known amounts of cash that mature within a maximum of three months and have an insignificant risk of change in value due to interest rate or credit risk changes. As a policy, we do not hold any investments in structured or equity-linked products. Our cash and cash equivalents are predominantly held in demand deposits with institutions that have investment-grade long-term credit rating. As part of our cash management strategy and in order to manage counterparty exposure, we also enter into reverse repurchase agreements. Such agreements are collateralized with government or corporate securities held by a custodial bank and, at maturity, cash is paid back to PMI and the collateral is returned to the bank. While we entered into these agreements during the periods, we had a zero balance at September 30, 2017 and December 31, 2016. If we had had a balance outstanding at period end, it would have been included in other current assets.
We utilize long-term and short-term debt financing, including a commercial paper program that is regularly used to finance ongoing liquidity requirements, as part of our overall cash management strategy. Our ability to access the capital and credit markets as well as overall dynamics of these markets may impact borrowing costs. We expect that the combination of our long-term and short-term debt financing, the commercial paper program and the committed credit facilities, coupled with our operating cash flows, will enable us to meet our liquidity requirements.

Credit Ratings – The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. At September 30, 2017, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Negative
Fitch	F1	A	Negative

Credit Facilities – On January 27, 2017, we entered into an agreement to extend our $2.0 billion 364-day revolving credit facility from February 7, 2017 to February 6, 2018.
At September 30, 2017, our committed credit facilities and commercial paper outstanding were as follows:

(in billions)
Type	Committed Credit Facilities	Commercial Paper
364-day revolving credit, expiring February 6, 2018	$2.0
Multi-year revolving credit, expiring February 28, 2021	2.5
Multi-year revolving credit, expiring October 1, 2021	3.5
Total facilities	$8.0
Commercial paper outstanding		$2.3

At September 30, 2017, there were no borrowings under the committed credit facilities, and the entire committed amounts were available for borrowing.

On August 29, 2017, we entered into an agreement, effective October 1, 2017, to extend the term of our $3.5 billion multi-year revolving credit facility, for an additional year covering the period October 1, 2021 to October 1, 2022.

All banks participating in our committed credit facilities have an investment-grade long-term credit rating from the credit rating agencies. We continuously monitor the credit quality of our banking group, and at this time we are not aware of any potential non-performing credit provider.

Each of these facilities requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“consolidated EBITDA”) to consolidated interest expense of not less than 3.5 to 1.0 on a rolling four-quarter basis. At September 30, 2017, our ratio calculated in accordance with the agreements was 10.4 to 1.0. These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require us to post collateral. We expect to continue to meet our covenants. The terms “consolidated EBITDA” and “consolidated interest expense,” both of which include certain adjustments, are defined in the facility agreements previously filed with the U.S. Securities and Exchange Commission.
In addition to the committed credit facilities discussed above, certain of our subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $2.8 billion at September 30, 2017 and $2.9 billion at December 31, 2016, are for the sole use of our subsidiaries. Borrowings under these arrangements amounted to $630 million at September 30, 2017, and $643 million at December 31, 2016.
Commercial Paper Program – We continue to have access to liquidity in the commercial paper market through programs in place in the U.S. and in Europe having an aggregate issuance capacity of $8.0 billion. At September 30, 2017, we had commercial paper outstanding of $2.3 billion. The average commercial paper balance outstanding during the first nine months of 2017 was $5.1 billion. There was no balance outstanding at December 31, 2016. The average commercial paper balance outstanding during 2016 was $4.2 billion.

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

Our operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of September 30, 2017, and September 30, 2016 were $0.6 billion and $0.7 billion, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows.

For further details, see Note 15. Sale of Accounts Receivable to our condensed consolidated financial statements.

Debt – Our total debt was $34.0 billion at September 30, 2017 and $29.1 billion at December 31, 2016.

On February 14, 2017, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.
Our debt issuances in the first nine months of 2017 were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity

U.S. dollar notes	(a)	$700	1.625%	February 2017	February 2019
U.S. dollar notes	(b)	$300	Floating	February 2017	February 2020
U.S. dollar notes	(a)	$1,000	2.000%	February 2017	February 2020
U.S. dollar notes	(a)	$500	2.625%	February 2017	February 2022
U.S. dollar notes	(c)	$750	2.375%	August 2017	August 2022
U.S. dollar notes	(c)	$500	3.125%	August 2017	August 2027

(a) Interest on these notes is payable semi-annually in arrears beginning in August 2017.
(b) Interest on these notes is payable quarterly in arrears beginning in May 2017.
(c) Interest on these notes is payable semi-annually in arrears beginning in February 2018.
The net proceeds from the sale of the securities listed in the table above have been and will be used for general corporate purposes.
Guarantees – At September 30, 2017, we were contingently liable for $0.8 billion of guarantees of our own performance, which were primarily related to excise taxes on the shipment of our products. There is no liability in the condensed consolidated financial statements associated with these guarantees. At September 30, 2017, our third-party guarantees were insignificant.

Equity and Dividends

We discuss our stock awards as of September 30, 2017 in Note 2. Stock Plans to our condensed consolidated financial statements.

During 2016, we did not repurchase any shares under a share repurchase program and we do not presently intend to repurchase shares of our common stock in 2017.
Dividends paid in the first nine months of 2017 were $4.9 billion. During the third quarter of 2017, our Board of Directors approved a 2.9% increase in the quarterly dividend to $1.07 per common share. As a result, the present annualized dividend rate is $4.28 per common share.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity for each of the three months in the quarter ended September 30, 2017 was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2017 – July 31, 2017 (1)	—	$—	—	$—
August 1, 2017 – August 31, 2017 (1)	—	$—	—	$—
September 1, 2017 – September 30, 2017 (1)	—	$—	—	$—
Pursuant to Publicly Announced Plans or Programs	—	$—
July 1, 2017 – July 31, 2017 (2)	123	$117.75
August 1, 2017 – August 31, 2017 (2)	248	$117.43
September 1, 2017 – September 30, 2017 (2)	384	$116.86
For the Quarter Ended September 30, 2017	755	$117.19

(1)	During this reporting period, we did not have an authorized share repurchase program.

(2)	Shares repurchased represent shares tendered to us by employees who vested in restricted share unit awards and used shares to pay all, or a portion of, the related taxes.

Item 6.	Exhibits.

3.1	Amended and Restated By-Laws of Philip Morris International Inc., effective as of December 6, 2016 (incorporated by reference to Exhibit 3.1 to the Current report on Form 8-K filed December 9, 2016).

3.2	Amended and Restated By-Laws of Philip Morris International Inc., effective as of January 1, 2018 (incorporated by reference to Exhibit 3.1 to the Current report on Form 8-K filed September 28, 2017).

10.1
Extension Agreement, effective October 1, 2017, to Credit Agreement, dated as of October 1, 2015, among Philip Morris International Inc., the lenders party thereto and Citibank Europe PLC, UK Branch, (formerly, Citibank International Limited), as Facility Agent, and Citibank, N.A., as Swingline Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 29, 2017).

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

October 26, 2017