Form 10-K
period 2017-12-31
Philip Morris International Inc.
filed 2018-02-13
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File Number: 001-33708
 PHILIP MORRIS INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Virginia	13-3435103
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)
917-663-2000
(Registrant’s telephone number, including area code)
 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	New York Stock Exchange
5.650% Notes due 2018	New York Stock Exchange
1.875% Notes due 2019	New York Stock Exchange
1.625% Notes due 2019	New York Stock Exchange
1.375% Notes due 2019	New York Stock Exchange
1.875% Notes due 2019	New York Stock Exchange
2.125% Notes due 2019	New York Stock Exchange
2.000% Notes due 2020	New York Stock Exchange
Floating Notes due 2020	New York Stock Exchange
1.750% Notes due 2020	New York Stock Exchange
4.500% Notes due 2020	New York Stock Exchange
1.875% Notes due 2021	New York Stock Exchange
1.875% Notes due 2021	New York Stock Exchange
4.125% Notes due 2021	New York Stock Exchange
2.900% Notes due 2021	New York Stock Exchange
2.625% Notes due 2022	New York Stock Exchange
2.375% Notes due 2022	New York Stock Exchange
2.500% Notes due 2022	New York Stock Exchange
2.500% Notes due 2022	New York Stock Exchange
2.625% Notes due 2023	New York Stock Exchange
2.125% Notes due 2023	New York Stock Exchange
3.600% Notes due 2023	New York Stock Exchange

Title of each class	Name of each exchange on which registered
2.875% Notes due 2024	New York Stock Exchange
0.625% Notes due 2024	New York Stock Exchange
3.250% Notes due 2024	New York Stock Exchange
2.750% Notes due 2025	New York Stock Exchange
3.375% Notes due 2025	New York Stock Exchange
2.750% Notes due 2026	New York Stock Exchange
2.875% Notes due 2026	New York Stock Exchange
3.125% Notes due 2027	New York Stock Exchange
3.125% Notes due 2028	New York Stock Exchange
2.875% Notes due 2029	New York Stock Exchange
3.125% Notes due 2033	New York Stock Exchange
2.000% Notes due 2036	New York Stock Exchange
1.875% Notes due 2037	New York Stock Exchange
6.375% Notes due 2038	New York Stock Exchange
4.375% Notes due 2041	New York Stock Exchange
4.500% Notes due 2042	New York Stock Exchange
3.875% Notes due 2042	New York Stock Exchange
4.125% Notes due 2043	New York Stock Exchange
4.875% Notes due 2043	New York Stock Exchange
4.250% Notes due 2044	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☑  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $182 billion based on the closing sale price of the common stock as reported on the New York Stock Exchange.

Class	Outstanding at	January 31, 2018
Common Stock, no par value	1,553,229,898	shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders to be held on May 9, 2018, to be filed with the Securities and Exchange Commission (“SEC”) on or about March 29, 2018.
Part III

In this report, “PMI,” “we,” “us” and “our” refers to Philip Morris International Inc. and its subsidiaries.

PART I

Item 1.	Business.

(a) General Development of Business

General

Philip Morris International Inc. is a Virginia holding company incorporated in 1987. Our subsidiaries and affiliates and their licensees are engaged in the manufacture and sale of cigarettes and other nicotine-containing products in markets outside of the United States of America. We are building our future on smoke-free products that are a much better consumer choice than continuing to smoke cigarettes.  Through multidisciplinary capabilities in product development, state-of-the-art facilities and scientific substantiation, we aim to ensure that our smoke-free products meet adult consumer preferences and rigorous regulatory requirements. Our vision is that these products ultimately replace cigarettes to the benefit of adult smokers, society, our company and our shareholders.

Our cigarettes are sold in more than 180 markets, and in many of these markets they hold the number one or number two market share position. We have a wide range of premium, mid-price and low-price brands. Our portfolio comprises both international and local brands and is led by Marlboro, the world’s best-selling international cigarette, which accounted for approximately 35% of our total 2017 cigarette shipment volume. Marlboro is complemented in the premium-price category by Parliament. Our other leading international cigarette brands are Bond Street, Chesterfield, L&M, Lark and Philip Morris. These seven international cigarette brands contributed approximately 75% of our cigarette shipment volume in 2017. We also own a number of important local cigarette brands, such as Dji Sam Soe, Sampoerna A and Sampoerna U in Indonesia; Fortune and Jackpot in the Philippines; Belmont and Canadian Classics in Canada; and Delicados in Mexico. While there are a number of markets where local brands remain important, international brands are expanding their share in numerous markets.

In addition to our leading cigarette brand portfolio, we are engaged in the development and commercialization of smoke-free alternatives to cigarettes. Reduced-risk products ("RRPs") is the term we use to refer to products that present, are likely to present, or have the potential to present less risk of harm to smokers who switch to these products versus continued smoking.  We have a range of RRPs in various stages of development, scientific assessment and commercialization.  Because our RRPs do not burn tobacco, they produce an aerosol that contains far lower quantities of harmful and potentially harmful constituents than found in cigarette smoke.

Our leading RRP brand, IQOS, is a precisely controlled device into which a specially designed heated tobacco unit is inserted and heated to generate an aerosol. We market our heated tobacco units under the brand names HEETS, HEETS Marlboro and HEETS FROM MARLBORO, defined collectively as HEETS, as well as Marlboro HeatSticks and Parliament HeatSticks. IQOS was first introduced in Nagoya, Japan in 2014. To date, IQOS is available for sale in key cities in 37 markets and nationwide in Japan.

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

(b) Financial Information About Segments

For all periods presented in this report, we divided our markets into four geographic regions, which constitute our segments for financial reporting purposes:

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

Net revenues and operating companies income* (together with a reconciliation to operating income) attributable to each segment for each of the last three years are set forth in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K ("Item 8") in Note 12. Segment Reporting to the consolidated financial statements. See Item 7 of this Annual Report on Form 10-K for a discussion of our operating results by business segment.

The relative percentages of operating companies income attributable to each reportable segment were as follows:

	2017	2016	2015
European Union	32.0%	35.8%	32.6%
Eastern Europe, Middle East & Africa	24.4	27.1	31.2
Asia	35.1	28.7	26.3
Latin America & Canada	8.5	8.4	9.9
	100.0%	100.0%	100.0%
______________________________

*
For all periods presented in this report, our management evaluated segment performance and allocated resources based on operating companies income, which we define as operating income, excluding general corporate expenses and amortization of intangibles, plus equity (income)/loss in unconsolidated subsidiaries, net. The accounting policies of the segments are the same as those described in Note 2. Summary of Significant Accounting Policies to the consolidated financial statements in Item 8.

We use the term net revenues to refer to our operating revenues from the sale of our products, net of sales and promotion incentives. Our net revenues and operating income are affected by various factors, including the volume of products we sell, the price of our products, changes in currency exchange rates and the mix of products we sell. Mix is a term used to refer to the proportionate value of premium-price brands to mid-price or low-price brands in any given market (product mix). Mix can also refer to the proportion of shipment volume in more profitable markets versus shipment volume in less profitable markets (geographic mix). We often collect excise taxes from our customers and then remit them to local governments, and, in those circumstances, we include excise taxes in our net revenues and excise taxes on products. Our cost of sales consists principally of tobacco leaf, non-tobacco raw materials, labor and manufacturing costs, as well as the cost of the IQOS devices produced by third-party electronics manufacturing service providers.

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

To provide a greater focus on both parts of our business -- combustible and reduced-risk products -- and to support our transformation toward a smoke-free future, effective January 1, 2018, we began managing our business in six reportable segments as follows:

•
The European Union Region is headquartered in Lausanne, Switzerland and covers all the European Union countries and also Switzerland, Norway and Iceland, which are linked to the European Union through trade agreements;

•	The Eastern Europe Region is also headquartered in Lausanne and includes Southeast Europe, Central Asia, Ukraine, Israel and Russia;

•	The Middle East & Africa Region is also headquartered in Lausanne and covers the African continent, the Middle East, Turkey and our international duty free business;

•	The South & Southeast Asia Region is headquartered in Hong Kong and includes Indonesia, the Philippines and other markets in this region;

•
The East Asia & Australia Region is also headquartered in Hong Kong and includes Australia, Japan, South Korea, the People's Republic of China and other markets in this region, as well as Malaysia and Singapore; and

•	The Latin America & Canada Region is headquartered in New York and covers the South American continent, Central America, Mexico, the Caribbean and Canada.

(c) Narrative Description of Business

Our total shipments, including cigarettes and heated tobacco units, decreased by 2.7% in 2017 to 798.2 billion units. We estimate that international industry volumes, including cigarettes and heated tobacco units, were approximately 5.2 trillion units in 2017, a 1.3% decrease over 2016. Excluding the People’s Republic of China (“PRC”), we estimate that the international cigarette and heated tobacco unit volume was 2.8 trillion units in 2017, a 2.8% decrease over 2016. We estimate that our reported share of the international market (which is defined as worldwide cigarette and heated tobacco unit volume, excluding the United States of America) was approximately 15.2% in 2017, 15.5% in 2016 and 15.6% in 2015. Excluding the PRC, we estimate that our reported share of the international market was approximately 28.0%, 28.1%, and 28.6% in 2017, 2016 and 2015, respectively.

Shipments of our principal cigarette brand, Marlboro, decreased by 4.0% in 2017 and represented approximately 9.7% of the international cigarette market, excluding the PRC, in 2017, 9.6% in 2016 and 9.6% in 2015.

We have a market share of at least 15% and, in a number of instances, substantially more than 15%, in approximately 100 markets, including Algeria, Argentina, Australia, Austria, Belgium, Brazil, Canada, the Czech Republic, Egypt, France, Germany, Hong Kong, Indonesia, Israel, Italy, Japan, Korea, Kuwait, Mexico, the Netherlands, Norway, the Philippines, Poland, Portugal, Russia, Saudi Arabia, Spain, Singapore, Switzerland, Turkey and Ukraine.

Heated tobacco units is the term we use to refer to heated tobacco consumables, which include our HEETS, HEETS Marlboro and HEETS FROM MARLBORO, defined collectively as HEETS, as well as Marlboro HeatSticks and Parliament HeatSticks. Total shipment volume of heated tobacco units reached 36.2 billion units in 2017, up from 7.4 billion units in 2016.

References to total international market, defined as worldwide cigarette and heated tobacco unit volume excluding the United States, total industry, total market and market shares in this Form 10-K are our estimates for tax-paid products based on the latest available data from a number of internal and external sources.

Distribution & Sales

Our main types of distribution are tailored to the characteristics of each market and are often used simultaneously:

•	Direct sales and distribution, where we have set up our own distribution selling directly to the retailers (including gas stations and other key accounts);

•	Distribution through independent distributors that often distribute other fast-moving consumer goods and are responsible for distribution in a particular market;

•	Exclusive zonified distribution, where the distributors are dedicated to us in tobacco products distribution and assigned to exclusive territories within a market;

•	Distribution through national or regional wholesalers that then supply the retail trade; and

•	Our own brand retail and e-commerce infrastructures for our RRP products and accessories.

Competition

We are subject to highly competitive conditions in all aspects of our business. We compete primarily on the basis of product quality, brand recognition, brand loyalty, taste, R&D, innovation, packaging, customer service, marketing, advertising and retail price and, increasingly, adult smoker willingness to convert to our RRPs. Our competitors include three large international tobacco companies and several regional and local tobacco companies and, in some instances, state-owned tobacco enterprises, principally in Algeria, Egypt, the PRC, Taiwan, Thailand and Vietnam. Industry consolidation and privatizations of state-owned enterprises have led to an overall increase in competitive pressures. Some competitors have different profit and volume objectives, and some international competitors are susceptible to changes in currency exchange rates. In the combustible product category, we predominantly sell American blend cigarette brands, such as Marlboro, L&M, Parliament, Philip Morris and Chesterfield, which are the most popular across many of our markets. In the RRP product category, we predominantly sell IQOS devices and heated tobacco units. We seek to compete in all profitable retail price categories, although our brand portfolio is weighted towards the premium-price category.

 Procurement and Raw Materials

We purchase tobacco leaf of various types, grades and styles throughout the world, mostly through independent tobacco suppliers. We also contract directly with farmers in several countries, including Argentina, Brazil, Colombia, Ecuador, Italy, Kazakhstan, Pakistan, the Philippines and Poland. In 2017, direct sourcing from farmers represented approximately 22% of PMI’s global leaf requirements. The largest supplies of tobacco leaf are sourced from Argentina, Brazil, China, India, Indonesia (mostly for domestic use in kretek products), Malawi, Mozambique, Philippines, Turkey and the United States.

We believe that there is an adequate supply of tobacco leaf in the world markets to satisfy our current and anticipated production requirements.

In addition to tobacco leaf, we purchase a wide variety of direct materials from a total of approximately 450 suppliers. In 2017, our top ten suppliers of direct materials combined represented approximately 50% of our total direct materials purchases. The three most significant direct materials that we purchase are printed paper board used in packaging, acetate tow used in filter making and fine paper used in the manufacturing of cigarettes and heated tobacco units. In addition, the adequate supply and procurement of cloves are of particular importance to our Indonesian business.

The adequate supply chain for our RRP portfolio, including the supply of electronic devices, is important to our business. We work with two electronics manufacturing service providers for the supply of our IQOS devices and a small number of other providers for other products in our RRP portfolio and related accessories. Although we work closely with these service providers on monitoring their production capability and financial health, the commercialization of our RRPs could be adversely affected if they are unable to meet their commitments. The production of our RRP portfolio requires various metals, and we believe that there is an adequate supply of such metals in the world markets to satisfy our current and anticipated production requirements. However, some components and materials necessary for the production of our RRPs are obtained from single or limited sources, and can be subject to industry-wide shortages and price fluctuations. Our inability to secure an adequate supply of such components and materials could negatively impact the commercialization of our RRPs.

Our IQOS devices are subject to product warranties, which are described in more detail in Item 8. Note 5. Product Warranty to our consolidated financial statements. We discuss our RRP products in more detail in Item 7. Business Environment—Reduced Risk Products.

 Business Environment

Information called for by this Item is hereby incorporated by reference to the paragraphs in Item 7, Business Environment.

Other Matters

Customers

None of our business segments is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on our consolidated results of operations.

Employees

At December 31, 2017, we employed approximately 80,600 people worldwide, including full time, temporary and part-time staff. Our businesses are subject to a number of laws and regulations relating to our relationship with our employees. Generally, these laws and regulations are specific to the location of each business. In addition, in accordance with European Union requirements, we have established a European Works Council composed of management and elected members of our workforce. We believe that our relations with our employees and their representative organizations are excellent.

Executive Officers of the Registrant

The disclosure regarding executive officers is set forth under the heading “Executive Officers as of February 9, 2018” in Item 10. Directors, Executive Officers and Corporate Governance of this Annual Report on Form 10-K ("Item 10").

Research and Development

Our product development is based on the elimination of combustion via tobacco heating and other innovative systems for aerosol generation, which we believe is the most promising path to providing a better consumer choice for those who would otherwise continue to smoke. We recognize that no single product will appeal to all adult smokers. Therefore, we are developing a portfolio of products intended to appeal to a variety of distinct preferences. Four RRP platforms are in various stages of development and commercialization readiness. We describe each of them in more detail in Item 7, Business Environment—Reduced-Risk Products.

The research and development expense for our RRP portfolio accounted for 74%, 72% and 70% of our total research and development expense for the years ended December 31, 2017, 2016 and 2015, respectively.

The research and development expense for the years ended December 31, 2017, 2016 and 2015, is set forth in Item 8, Note 14. Additional Information to the consolidated financial statements.

Intellectual Property

Our trademarks are valuable assets, and their protection and reputation are essential to us. We own the trademark rights to all of our principal brands, including Marlboro, or have the right to use them in all countries where we use them.

In addition, we have more than 7,800 granted patents worldwide and approximately 7,700 pending patent applications. Our patent portfolio, as a whole, is material to our business. However, no one patent, or group of related patents, is material to us. We also have registered industrial designs, as well as unregistered proprietary trade secrets, technology, know-how, processes and other unregistered intellectual property rights.

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

The Intellectual Property Agreement contains provisions concerning intellectual property that is independently developed by us or PM USA following March 28, 2008, the date of the spin-off from Altria Group, Inc. For ten years following that date, independently developed intellectual property may be subject to rights under certain circumstances that would allow either us or PM USA a priority position to obtain the rights to the new intellectual property from the other party, with the price and other commercial terms to be negotiated.

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

Tax regimes, including excise taxes, sales taxes and import duties, can disproportionately affect the retail price of cigarettes versus other combustible tobacco products, or disproportionately affect the relative retail price of our cigarette brands versus cigarette brands manufactured by certain of our competitors. Because our portfolio is weighted toward the premium-price cigarette category, tax regimes based on sales price can place us at a competitive disadvantage in certain markets. As a result, our volume and profitability may be adversely affected in these markets.
Increases in cigarette taxes are expected to continue to have an adverse impact on our sales of cigarettes, due to resulting lower consumption levels, a shift in sales from manufactured cigarettes to other combustible tobacco products and from the premium-price to the mid-price or low-price cigarette categories, where we may be under-represented, from local sales to legal cross-border purchases of lower price products, or to illicit products such as contraband, counterfeit and "illicit whites."

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

There is litigation related to tobacco products pending in certain jurisdictions. Damages claimed in some tobacco-related litigation are significant and, in certain cases in Brazil, Canada and Nigeria, range into the billions of U.S. dollars. We anticipate that new cases will continue to be filed. The FCTC encourages litigation against tobacco product manufacturers. It is possible that our consolidated results of operations, cash flows or financial position could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. See Item 8, Note 18. Contingencies (“Note 18. Contingencies”) for a discussion of pending litigation.

•	We face intense competition, and our failure to compete effectively could have a material adverse effect on our profitability and results of operations.
We compete primarily on the basis of product quality, brand recognition, brand loyalty, taste, R&D, innovation, packaging, customer service, marketing, advertising and retail price and, increasingly, adult smoker willingness to convert to our RRPs. We are subject to highly competitive conditions in all aspects of our business. The competitive environment and our competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors' introduction of lower-price products or innovative products, higher tobacco product taxes, higher absolute prices and larger gaps between retail price categories, and product regulation that diminishes the ability to differentiate tobacco products. Competitors include three large international tobacco companies and several regional and local tobacco companies and, in some instances, state-owned tobacco enterprises, principally in Algeria, Egypt, the PRC, Taiwan, Thailand and Vietnam. Industry consolidation and privatizations of state-owned enterprises have led to an overall increase in competitive pressures. Some competitors have different profit and volume objectives, and some international competitors are susceptible to changes in different currency exchange rates.

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
In addition, despite our high ethical standards and rigorous control and compliance procedures aimed at preventing and detecting unlawful conduct, given the breadth and scope of our international operations, we may not be able to detect all potential improper or unlawful conduct by our employees and partners.

•	We may be unable to anticipate changes in consumer preferences or to respond to consumer behavior influenced by economic downturns.
Our business is subject to changes in adult consumer preferences, which may be influenced by local economic conditions. To be successful, we must:

•	promote brand equity successfully;

•	anticipate and respond to new adult consumer trends;

•	develop new products and markets and broaden brand portfolios;

•	improve productivity;

•	convince adult smokers to convert to our RRPs;

•	ensure adequate production capacity to meet demand for our products; and

•	be able to protect or enhance margins through price increases.
In periods of economic uncertainty, adult consumers may tend to purchase lower-price brands, and the volume of our premium-price and mid-price brands and our profitability could suffer accordingly. Such down-trading trends may be reinforced by regulation that limits branding, communication and product differentiation.

•	We lose revenues as a result of counterfeiting, contraband, cross-border purchases, “illicit whites” and non-tax-paid volume produced by local manufacturers.
Large quantities of counterfeit cigarettes are sold in the international market. We believe that Marlboro is the most heavily counterfeited international cigarette brand, although we cannot quantify the revenues we lose as a result of this activity. In addition, our revenues are reduced by contraband, legal cross-border purchases, “illicit whites” and non-tax-paid volume produced by local manufacturers.

•	From time to time, we are subject to governmental investigations on a range of matters.
Investigations include allegations of contraband shipments of cigarettes, allegations of unlawful pricing activities within certain markets, allegations of underpayment of customs duties and/or excise taxes, allegations of false and misleading usage of descriptors and allegations of unlawful advertising. We cannot predict the outcome of those investigations or whether additional investigations may be commenced, and it is possible that our business could be materially affected by an unfavorable outcome of pending or future investigations. See Note 18. Contingencies—Other Litigation and Item 7, Business Environment-Governmental Investigations for a description of certain governmental investigations to which we are subject.

•
We may be unsuccessful in our attempts to introduce reduced-risk products, and regulators may not permit the commercialization of these products or the communication of scientifically substantiated risk-reduction claims.

Our key strategic priorities are: to develop and commercialize products that present less risk of harm to adult smokers who switch to those products versus continued smoking; and to convince current adult smokers who would otherwise continue to smoke to switch to those RRPs. For our efforts to be successful, we must: develop RRPs that such adult smokers find acceptable alternatives to smoking; conduct rigorous scientific studies to substantiate that they reduce exposure to harmful and potentially harmful constituents in smoke and, ultimately, that these products present, are likely to present, or have the potential to present less risk of harm to adult smokers who switch to them versus continued smoking; and effectively advocate for the development of science-based regulatory frameworks for the development and commercialization of RRPs, including communication of scientifically substantiated information to enable adult smokers to make better consumer choices. We might not succeed in our efforts. If we do not succeed, but others do, we may be at a competitive disadvantage. Furthermore, we cannot predict whether regulators will permit the sale and/or marketing of RRPs with scientifically substantiated risk-reduction claims. Such restrictions could limit the success of our RRPs.

•	We may be unsuccessful in our efforts to differentiate reduced-risk products and cigarettes with respect to taxation.

To date, we have been largely successful in demonstrating to regulators that our RRPs are not cigarettes, and as such they are generally taxed either as a separate category or as other tobacco products, which typically yields more favorable tax rates than cigarettes. If we cease to be successful in these efforts, RRP unit margins may be adversely affected.

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

•
Changes in the earnings mix and changes in tax laws may result in significant variability in our effective tax rates. Our ability to receive payments from foreign subsidiaries or to repatriate royalties and dividends could be restricted by local country currency exchange controls.

The Tax Cuts and Jobs Act that was signed into law in December 2017 constitutes a major change to the U.S. tax system. Our estimated impact of the Tax Cuts and Jobs Act is based on management’s current interpretations, and our analysis is ongoing.  Our final tax liability may be materially different from current estimates due to developments such as implementing regulations and clarifications. In future periods, our effective tax rate and our ability to recover deferred tax assets could be subject to additional uncertainty as a result of such developments. Furthermore, changes in the earnings mix or applicable foreign tax laws may result in significant variability in our effective tax rates. Because we are a U.S. holding company, our most significant source of funds is distributions from our non-U.S. subsidiaries. Certain countries in which we operate have adopted or could institute currency exchange controls that limit or prohibit our local subsidiaries' ability to convert local currency into U.S. dollars or to make payments outside the country. This could subject us to the risks of local currency devaluation and business disruption.

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

•
The failure of our information systems to function as intended or their penetration by outside parties with the intent to corrupt them or our failure to comply with privacy laws and regulations could result in business disruption, litigation and regulatory action, and loss of revenue, assets or personal or other confidential data.

We use information systems to help manage business processes, collect and interpret business data and communicate internally and externally with employees, suppliers, customers and others. Some of these information systems are managed by third-party service providers. We have backup systems and business continuity plans in place, and we take care to protect our systems and data from unauthorized access. Nevertheless, failure of our systems to function as intended, or penetration of our systems by outside parties intent on extracting or corrupting information or otherwise disrupting business processes, could place us at a competitive disadvantage, result in a loss of revenue, assets or personal or other sensitive data, litigation and regulatory action, cause damage to our reputation and that of our brands and result in significant remediation and other costs. Failure to protect personal data and respect the rights of data subjects could subject us to substantial fines under regulations such as the EU General Data Protection Regulation.

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

None.

Item 2. Properties.

At December 31, 2017, we operated and owned 46 manufacturing facilities and maintained contract manufacturing relationships with 25 third-party manufacturers across 23 markets. In addition, we work with 38 third-party operators in Indonesia who manufacture our hand-rolled cigarettes.

PMI-Owned Manufacturing Facilities

	EU (1)	EEMA	Asia	Latin America & Canada	TOTAL
Fully integrated	7	8	9	7	31
Make-pack	3	—	1	2	6
Other	3	1	3	2	9
Total	13	9	13	11	46

(1) Includes facilities that produced heated tobacco units in 2017.

In 2017, 23 of our facilities each manufactured over 10 billion cigarettes, of which eight facilities each produced over 30 billion units. Our largest factories are in Karawang and Sukorejo (Indonesia), Izmir (Turkey), Krakow (Poland), St. Petersburg and Krasnodar (Russia), Batangas and Marikina (Philippines), Berlin (Germany), Kharkiv (Ukraine), and Kutna Hora (Czech Republic). Our smallest factories are mostly in Latin America and Asia, where due to tariff and other constraints we have established small manufacturing units in individual markets. We will continue to optimize our manufacturing base, taking into consideration the evolution of trade blocks.

The plants and properties owned or leased and operated by our subsidiaries are maintained in good condition and are believed to be suitable and adequate for our present needs.

We are integrating the production of heated tobacco units into a number of our existing manufacturing facilities and progressing with our plans to build manufacturing capacity for our other RRP platforms.

Item 3.	Legal Proceedings.

The information called for by this Item is incorporated herein by reference to Item 8. Note 18. Contingencies.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The principal stock exchange on which our common stock (no par value) is listed is the New York Stock Exchange. At January 31, 2018, there were approximately 57,300 holders of record of our common stock.

Performance Graph

The graph below compares the cumulative total shareholder return on PMI's common stock with the cumulative total return for the same period of PMI's Peer Group and the S&P 500 Index. The graph assumes the investment of $100 as of December 31, 2012, in PMI common stock (at prices quoted on the New York Stock Exchange) and each of the indices as of the market close and reinvestment of dividends on a quarterly basis.

Date	PMI	PMI Peer Group (1)	S&P 500 Index
December 31, 2012	$100.00	$100.00	$100.00
December 31, 2013	$108.50	$122.80	$132.40
December 31, 2014	$106.20	$132.50	$150.50
December 31, 2015	$120.40	$143.50	$152.60
December 31, 2016	$130.80	$145.60	$170.80
December 31, 2017	$156.80	$172.70	$208.10

(1) The PMI Peer Group presented in this graph is the same as that used in the prior year, except Reynolds American Inc. was removed following the completion of its acquisition by British American Tobacco p.l.c. on July 25, 2017. The PMI Peer Group was established based on a review of four characteristics: global presence; a focus on consumer products; and net revenues and a market capitalization of a similar size to those of PMI. The review also considered the primary international tobacco companies. As a result of this review, the following companies constitute the PMI Peer Group: Altria Group, Inc., Anheuser-Busch InBev SA/NV, British American Tobacco p.l.c., The Coca-Cola Company, Colgate-Palmolive Co., Diageo plc, Heineken N.V., Imperial Brands PLC, Japan Tobacco Inc., Johnson & Johnson, Kimberly-Clark Corporation, The Kraft-Heinz Company, McDonald's Corp., Mondelēz International, Inc., Nestlé S.A., PepsiCo, Inc., The Procter & Gamble Company, Roche Holding AG, and Unilever NV and PLC.

Note: Figures are rounded to the nearest $0.10.

Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2017

Our share repurchase activity for each of the three months in the quarter ended December 31, 2017, was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2017 – October 31, 2017 (1)	—	$—	—	$—
November 1, 2017 – November 30, 2017 (1)	—	$—	—	$—
December 1, 2017 – December 31, 2017 (1)	—	$—	—	$—
Pursuant to Publicly Announced Plans or Programs	—	$—
October 1, 2017 – October 31, 2017 (2)	672	$112.68
November 1, 2017 – November 30, 2017 (2)	271	$104.73
December 1, 2017 – December 31, 2017 (2)	497	$102.99
For the Quarter Ended December 31, 2017	1,440	$107.84

(1)	During this reporting period, we did not have an authorized share repurchase program.

(2)	Shares repurchased represent shares tendered to us by employees who vested in restricted share unit awards and used shares to pay all, or a portion of, the related taxes.

The other information called for by this Item is included in Item 8, Note 22. Quarterly Financial Data (Unaudited) to the consolidated financial statements.

Item 6.     Selected Financial Data

(in millions of dollars, except per share data)

	2017	2016	2015	2014	2013
Summary of Operations:
Net revenues	$78,098	$74,953	$73,908	$80,106	$80,029
Cost of sales	10,432	9,391	9,365	10,436	10,410
Excise taxes on products	49,350	48,268	47,114	50,339	48,812
Gross profit	18,316	17,294	17,429	19,331	20,807
Operating income	11,503	10,815	10,623	11,702	13,515
Interest expense, net	914	891	1,008	1,052	973
Earnings before income taxes	10,589	9,924	9,615	10,650	12,542
Pre-tax profit margin	13.6%	13.2%	13.0%	13.3%	15.7%
Provision for income taxes	4,307	2,768	2,688	3,097	3,670
Net earnings	6,341	7,250	7,032	7,658	8,850
Net earnings attributable to noncontrolling interests	306	283	159	165	274
Net earnings attributable to PMI	6,035	6,967	6,873	7,493	8,576
Basic earnings per share	3.88	4.48	4.42	4.76	5.26
Diluted earnings per share	3.88	4.48	4.42	4.76	5.26
Dividends declared per share	4.22	4.12	4.04	3.88	3.58
Capital expenditures	1,548	1,172	960	1,153	1,200
Depreciation and amortization	875	743	754	889	882
Property, plant and equipment, net	7,271	6,064	5,721	6,071	6,755
Inventories	8,806	9,017	8,473	8,592	9,846
Total assets	42,968	36,851	33,956	35,187	38,168
Long-term debt	31,334	25,851	25,250	26,929	24,023
Total debt	34,339	29,067	28,480	29,455	27,678
Stockholders' deficit	(10,230)	(10,900)	(11,476)	(11,203)	(6,274)
Common dividends declared as a % of Diluted EPS	108.8%	92.0%	91.4%	81.5%	68.1%
Market price per common share — high/low	123.55-89.97	104.20-84.46	90.27-75.27	91.63-75.28	96.73-82.86
Closing price of common share at year end	105.65	91.49	87.91	81.45	87.13
Price/earnings ratio at year end — Diluted	27	20	20	17	17
Number of common shares outstanding at year end (millions)	1,553	1,551	1,549	1,547	1,589
Number of employees	80,600	79,500	80,200	82,500	91,100

This Selected Financial Data should be read in conjunction with Item 7 and Item 8.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the other sections of this Annual Report on Form 10-K, including the consolidated financial statements and related notes contained in Item 8, and the discussion of risks and cautionary factors that may affect future results in Item 1A. Risk Factors.

Description of Our Company

We are a leading international tobacco company engaged in the manufacture and sale of cigarettes and other nicotine-containing products in markets outside the United States of America. We are building our future on smoke-free products that are a much better consumer choice than continuing to smoke cigarettes.  Through multidisciplinary capabilities in product development, state-of-the-art facilities and scientific substantiation, we aim to ensure that our smoke-free products meet adult consumer preferences and rigorous regulatory requirements. Our vision is that these products ultimately replace cigarettes to the benefit of adult smokers, society, our company and our shareholders.

Our cigarettes are sold in more than 180 markets, and in many of these markets they hold the number one or number two market share position. We have a wide range of premium, mid-price and low-price brands. Our portfolio comprises both international and local brands. In addition to the manufacture and sale of cigarettes, we are engaged in the development and commercialization of reduced-risk products ("RRPs"). RRPs is the term we use to refer to products that present, are likely to present, or have the potential to present less risk of harm to smokers who switch to these products versus continued smoking.  We have a range of RRPs in various stages of development, scientific assessment and commercialization.  Because our RRPs do not burn tobacco, they produce an aerosol that contains far lower quantities of harmful and potentially harmful constituents than found in cigarette smoke.

For all periods presented in this report, we managed our business in four segments:

•	European Union;

•	Eastern Europe, Middle East & Africa (“EEMA”);

•	Asia; and

•	Latin America & Canada.

To provide a greater focus on both parts of our business -- combustible and reduced-risk products -- and to support our transformation toward a smoke-free future, effective January 1, 2018, we are managing our business in six reportable segments as follows:

•	European Union - Covers all the European Union countries and also Switzerland, Norway and Iceland, which are linked to the European Union through trade agreements;

•	Eastern Europe - Includes Southeast Europe, Central Asia, Ukraine, Israel and Russia;

•	Middle East & Africa - Covers the African continent, the Middle East, Turkey and PMI Duty Free;

•	South & Southeast Asia - Includes Indonesia, the Philippines and other markets in this region;

•	East Asia & Australia - Includes Australia, Japan, South Korea, the People's Republic of China and other markets in this region, as well as Malaysia and Singapore; and

•	Latin America & Canada - Covers the South American continent, Central America, Mexico, the Caribbean and Canada.

We use the term net revenues to refer to our operating revenues from the sale of our products, net of sales and promotion incentives. Our net revenues and operating income are affected by various factors, including the volume of products we sell, the price of our products, changes in currency exchange rates and the mix of products we sell. Mix is a term used to refer to the proportionate value of premium-price brands to mid-price or low-price brands in any given market (product mix). Mix can also refer to the proportion of shipment volume in more profitable markets versus shipment volume in less profitable markets (geographic mix). We often collect excise taxes from our customers and then remit them to governments, and, in those circumstances, we include the excise taxes in our net revenues and in excise taxes on products. Our cost of sales consists principally of tobacco leaf, non-tobacco raw materials, labor and manufacturing costs, as well as the cost of the IQOS devices produced by third-party electronics manufacturing service providers.

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

Consolidated Operating Results

•
Net Revenues and Net Revenues, Excluding Excise Taxes on Products – The changes in our net revenues, and net revenues, excluding excise taxes, for the year ended December 31, 2017, from the comparable 2016 amounts, were as follows:

	For the Years Ended December 31,		Variance		Variance due to
(in millions)	2017	2016	$	%	Currency	Volume/Mix	Pricing
Net revenues	$78,098	$74,953	$3,145	4.2%	$(2,355)	$(439)	$5,939
Excise taxes on products	(49,350)	(48,268)	(1,082)	(2.2)%	1,918	1,553	(4,553)
Net revenues, excluding excise taxes on products	$28,748	$26,685	$2,063	7.7%	$(437)	$1,114	$1,386

Net revenues include $3.8 billion in 2017 and $739 million in 2016 related to the sale of RRPs, mainly driven by Japan. These net revenue amounts include excise taxes billed to customers, where we collect and remit the excise tax. Excluding excise taxes, net revenues for RRPs were $3.6 billion in 2017 and $733 million in 2016. In some jurisdictions, including Japan, we are not responsible for collecting excise taxes.

•	Diluted Earnings Per Share – The changes in our reported diluted earnings per share (“diluted EPS”) for the year ended December 31, 2017, from the comparable 2016 amounts, were as follows:

	Diluted EPS	% Growth
For the year ended December 31, 2016	$4.48

2016 Asset impairment and exit costs	—
2016 Tax items	—
Subtotal of 2016 items	—

2017 Asset impairment and exit costs	—
2017 Tax items	(0.84)
Subtotal of 2017 items	(0.84)

Currency	(0.21)
Interest	0.01
Change in tax rate	(0.03)
Operations	0.47
For the year ended December 31, 2017	$3.88	(13.4)%

Income Taxes – Our effective income tax rate for 2017 increased by 12.8 percentage points to 40.7%. The 2017 tax items that decreased our diluted EPS by $0.84 per share in the table above were primarily due to the impact of the Tax Cuts and Jobs Act, which was signed into law in December 2017.

The principal elements of the Tax Cuts and Jobs Act relevant to our consolidated financial statements for the year ended December 31, 2017, were:
•A reduction of the U.S. federal corporate tax rate from 35% to 21%; and

•	The requirement to pay a one-time transition tax on accumulated foreign earnings, including 2017 earnings ("transition tax").
In connection with these elements of the Tax Cuts and Jobs Act, we recognized a provisional expense of $1.6 billion, which was included as a component of income tax expense as follows:

•
A provisional charge of $1.4 billion, which represents the transition tax of $2.2 billion, net of a reversal of $0.7 billion of previously recorded deferred tax liabilities on part of the accumulated foreign earnings, and other items of $0.1 billion.

•
Re-measurement of U.S. deferred tax assets and liabilities using a rate of 21%, which, under the Tax Cuts and Jobs Act, is expected to be in place when such deferred assets and liabilities reverse in the future. In connection with this re-measurement, we recorded a provisional charge of $0.2 billion.

While the impacts of the Tax Cuts and Jobs Act reduced net earnings by $1.6 billion, there was no net impact on operating cash flows for the year, as the changes in deferred taxes and income taxes payable offset the net earnings impact. At December 31, 2017, we recorded an income tax payable of $1.7 billion representing the transition tax of $2.2 billion, partially offset by foreign tax credits related to foreign withholding taxes previously paid of $0.5 billion. The income tax payable is due over an 8-year period beginning in 2018. For further details, see Item 8, Note 11. Income Taxes to our consolidated financial statements.

The change in the effective tax rate that decreased our diluted EPS by $0.03 per share in the table above was primarily due to earnings mix by taxing jurisdiction.

Currency – The unfavorable currency impact during 2017 results from the fluctuations of the U.S. dollar, especially against the Brazilian real, Egyptian pound, Euro, Japanese yen and Turkish lira, partially offset by the Russian ruble. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Interest – The favorable impact of interest was due primarily to higher interest income, partly offset by higher average debt levels.

Operations – The increase in diluted EPS of $0.47 from our operations in the table above was due primarily to the following segments:

•	Asia: Favorable volume/mix, higher pricing and lower manufacturing costs, partially offset by higher marketing, administration and research costs; and

•	Latin America & Canada: Higher pricing, partially offset by unfavorable volume/mix;
partially offset by

•	EEMA: Unfavorable volume/mix and higher marketing, administration and research costs, partially offset by higher pricing; and

•	European Union: Unfavorable volume/mix and higher marketing, administration and research costs, partially offset by higher pricing.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2018 Forecasted Results – On February 8, 2018, we announced our forecast for 2018 full-year reported diluted EPS to be in a range of $5.20 to $5.35, representing a projected increase of approximately 34% to 38% at prevailing exchange rates, versus $3.88 in 2017. Excluding a favorable currency impact, at then-prevailing exchange rates, of approximately $0.16 per share for the full-year 2018, the forecast range represents a projected increase of approximately 7% to 10% versus adjusted diluted earnings per share of $4.72 in 2017.

This forecast assumes:

•	Net revenue growth, excluding excise taxes, of over 8.0%, excluding currency;

•	Operating cash flow of over $9.0 billion;

•	Capital expenditures of approximately $1.7 billion; and

•	No share repurchases.

Following the enactment of the Tax Cuts and Jobs Act, our 2018 full-year diluted earnings per share forecast -- based on the current interpretation of the legislation -- assumes a full-year effective tax rate of approximately 28%, subject to future regulatory developments and earnings mix by taxing jurisdiction. The difference between the 21% statutory rate under the new law and our effective rate reflects the fact that we operate in markets outside the United States and is driven by three main factors: foreign tax rate differences, non-deductibility of interest expense and a partial disallowance of foreign tax credits related to the application of the rules for global intangible low-taxed income.

We calculated 2017 adjusted diluted EPS as reported diluted EPS of $3.88, plus the $0.84 per share charge related to tax items. During 2017, we did not have an EPS impact related to asset impairment and exit costs.

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

This 2018 guidance excludes the impact of any future acquisitions, unanticipated asset impairment and exit cost charges, future changes in currency exchange rates, further developments related to the Tax Cuts and Jobs Act, and any unusual events. The factors described in Item 1A. Risk Factors represent continuing risks to these projections.

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

Revenue Recognition - We recognize revenue when persuasive evidence of an arrangement exists, delivery of product has occurred, the sales price is fixed or determinable and collectability is reasonably assured. For our company, this means that revenue is recognized when title and risk of loss is transferred to our customers. Title transfers to our customers upon shipment or upon receipt at the customer's location as determined by the sales terms for each transaction. The company estimates the cost of sales returns based on historical experience, and these estimates are immaterial. Estimated costs associated with warranty programs for IQOS devices are generally provided for in cost of sales in the period the related revenues are recognized, based on a number of factors including historical experience, product failure rates and warranty policies.

Goodwill and Non-Amortizable Intangible Assets Valuation - We test goodwill and non-amortizable intangible assets for impairment annually or more frequently if events occur that would warrant such review. During the second quarter of 2016, we changed the date of our annual goodwill impairment test from the first quarter to the second quarter.  The change was made to more closely align the impairment testing date with our long-range planning and forecasting process. We had determined that this change in accounting principle was preferable under the circumstances and believe that the change in the annual impairment testing date did not delay, accelerate, or avoid an impairment charge. While the company has the option to perform a qualitative assessment for both goodwill and non-amortizable intangible assets to determine if it is more likely than not that an impairment exists, the company elects to perform the quantitative assessment for our annual impairment analysis. The impairment analysis involves comparing the fair value of each reporting unit or non-amortizable intangible asset to the carrying value. If the carrying value exceeds the fair value, goodwill or a non-amortizable intangible asset is considered impaired. To determine the fair value of goodwill, we primarily use a discounted cash flow model, supported by the market approach using earnings multiples of comparable global and local companies within the tobacco industry. At December 31, 2017, the carrying value of our goodwill was $7.7 billion, which is related to ten reporting units, each of which consists of a group of markets with similar economic characteristics. The estimated fair value of each of our ten reporting units exceeded the carrying value as of December 31, 2017. To determine the fair value of non-amortizable intangible assets, we primarily use a discounted cash flow model applying the relief-from-royalty method. We concluded that the fair value of our non-amortizable intangible assets exceeded the carrying value. These discounted cash flow models include management assumptions relevant for forecasting operating cash flows, which are subject to changes in business conditions, such as volumes and prices, costs to produce, discount rates and estimated capital needs. Management considers historical experience and all available information at the time the fair values are estimated, and we believe these assumptions are consistent with the assumptions a hypothetical marketplace participant would use. Since the March 28, 2008, spin-off from Altria Group, Inc., we have not recorded a charge to earnings for an impairment of goodwill or non-amortizable intangible assets.

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

Weighted-average discount rate assumptions for pensions and postretirement plans are as follows:

	2017	2016
Pension plans	1.51%	1.52%
Postretirement plans	3.79%	3.68%

We anticipate that assumption changes will decrease 2018 pre-tax pension and postretirement expense to approximately $164 million as compared with approximately $199 million in 2017, excluding amounts related to early retirement programs. The anticipated decrease is primarily due to higher expected return on assets of $21 million, coupled with lower amortization out of other comprehensive earnings for prior service cost of $12 million and unrecognized actuarial gains/losses of $10 million, partially offset by other movements of $8 million.

Weighted-average expected rate of return and discount rate assumptions have a significant effect on the amount of expense reported for the employee benefit plans.  A fifty-basis-point decrease in our discount rate would increase our 2018 pension and postretirement expense by approximately $38 million, and a fifty-basis-point increase in our discount rate would decrease our 2018 pension and postretirement expense by approximately $54 million. Similarly, a fifty-basis-point decrease (increase) in the expected return on plan assets would increase (decrease) our 2018 pension expense by approximately $45 million. See Item 8, Note 13. Benefit Plans to our consolidated financial statements for a sensitivity discussion of the assumed health care cost trend rates.

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

The effective tax rates used for interim reporting are based on our full-year geographic earnings mix projections. Changes in currency exchange rates or earnings mix by taxing jurisdiction could have an impact on the effective tax rates. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

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

Contingencies - As discussed in Item 8, Note 18. Contingencies to our consolidated financial statements, legal proceedings covering a wide range of matters are pending or threatened against us, and/or our subsidiaries, and/or our indemnitees in various jurisdictions. We and our subsidiaries record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. The variability in pleadings in multiple jurisdictions, together with the actual experience of management in litigating claims, demonstrate that the monetary relief that may be specified in a lawsuit bears little relevance to the ultimate outcome. Much of the pending tobacco-related litigation is in its early stages, and litigation is subject to uncertainty. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, after assessing the information available to it: (i) management has not concluded that it is probable that a loss has been incurred in any of the pending tobacco-related cases; (ii) management is unable to estimate the possible loss or range of loss for any of the pending tobacco-related cases; and (iii) accordingly, no estimated loss has been accrued in the consolidated financial statements for unfavorable outcomes in these cases, if any. Legal defense costs are expensed as incurred.

Consolidated Operating Results

Our net revenues, excise taxes on products and operating companies income by segment were as follows:

(in millions)	2017	2016	2015
Net Revenues
European Union	$27,580	$27,129	$26,563
Eastern Europe, Middle East & Africa	18,045	18,286	18,328
Asia	22,635	20,531	19,469
Latin America & Canada	9,838	9,007	9,548
Net Revenues	$78,098	$74,953	$73,908

(in millions)	2017	2016	2015
Excise Taxes on Products
European Union	$19,262	$18,967	$18,495
Eastern Europe, Middle East & Africa	11,346	11,286	10,964
Asia	11,845	11,850	11,266
Latin America & Canada	6,897	6,165	6,389
Excise Taxes on Products	$49,350	$48,268	$47,114

(in millions)	2017	2016	2015
Operating Income
Operating companies income:
European Union	$3,775	$3,994	$3,576
Eastern Europe, Middle East & Africa	2,888	3,016	3,425
Asia	4,149	3,196	2,886
Latin America & Canada	1,002	938	1,085
Amortization of intangibles	(88)	(74)	(82)
General corporate expenses	(164)	(161)	(162)
Less:
Equity (income)/loss in unconsolidated subsidiaries, net	(59)	(94)	(105)
Operating Income	$11,503	$10,815	$10,623

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

Our shipment volume by segment for cigarettes and heated tobacco units was as follows:

PMI Shipment Volume (Million Units)
	2017	2016	2015
Cigarettes
European Union	187,293	193,586	194,589
Eastern Europe, Middle East & Africa	256,157	271,393	279,411
Asia	234,253	260,029	281,350
Latin America & Canada	84,223	87,938	91,920
Total Cigarettes	761,926	812,946	847,270
Heated Tobacco Units
European Union	1,889	224	24
Eastern Europe, Middle East & Africa	1,581	100	2
Asia	32,729	7,070	370
Latin America & Canada	27	—	—
Total Heated Tobacco Units	36,226	7,394	396
Cigarettes and Heated Tobacco Units
European Union	189,182	193,810	194,613
Eastern Europe, Middle East & Africa	257,738	271,493	279,413
Asia	266,982	267,099	281,720
Latin America & Canada	84,250	87,938	91,920
Total Cigarettes and Heated Tobacco Units	798,152	820,340	847,666

Heated tobacco units is the term we use to refer to heated tobacco consumables, which include our HEETS, HEETS Marlboro and HEETS FROM MARLBORO, defined collectively as HEETS, as well as Marlboro HeatSticks and Parliament HeatSticks.

Our net revenues by product category, which include excise taxes billed to customers, were as follows:

PMI Net Revenues by Product Category

(in millions)	2017	2016	2015
Combustible Products
European Union	$27,261	$27,067	$26,533
Eastern Europe, Middle East & Africa	17,886	18,276	18,328
Asia	19,325	19,865	19,434
Latin America & Canada	9,833	9,006	9,547
Total Combustible Products	$74,305	$74,214	$73,842
Reduced-Risk Products
European Union	$320	$62	$30
Eastern Europe, Middle East & Africa	158	9	—
Asia	3,310	666	35
Latin America & Canada	5	2	1
Total Reduced-Risk Products	$3,793	$739	$66

Total PMI Net Revenues	$78,098	$74,953	$73,908
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

References to total international market, defined as worldwide cigarette and heated tobacco unit volume excluding the United States, total industry, total market and market shares throughout this "Discussion and Analysis" are our estimates for tax-paid products based on the latest available data from a number of internal and external sources.

2017 compared with 2016

The following discussion compares our consolidated operating results for the year ended December 31, 2017, with the year ended December 31, 2016.

Estimated international cigarette and heated tobacco unit volume, excluding China and the United States, of 2.8 trillion was down by 2.8%.

Our total shipment volume decreased by 2.7%, principally due to:

•	European Union, notably reflecting lower cigarette shipment volume in Greece, Italy and Spain, partly offset by higher heated tobacco unit shipment volume;

•
EEMA, notably reflecting lower cigarette shipment volume in Russia, Saudi Arabia - where our cigarette shipment volume declined by 35.8%, impacted by the new excise tax implemented in June 2017 that resulted in the doubling of retail prices - and Ukraine; partly offset by higher cigarette shipment volume in North Africa, notably Algeria, and higher heated tobacco unit shipment volume;

•
Asia, notably reflecting lower cigarette shipment volume in Indonesia, Japan, Korea, Pakistan - impacted by excise tax-driven price increases and an increase in the prevalence of illicit trade - and the Philippines; fully offset by higher heated tobacco unit shipment volume, mainly in Japan and Korea; and

•	Latin America & Canada, notably reflecting lower cigarette shipment volume in Argentina, Brazil, Canada, Colombia and Mexico.
Excluding the favorable net impact of estimated cigarette and heated tobacco unit inventory movements of approximately 3.3 billion units, our total shipment volume decreased by 3.1%. The favorable inventory movements were driven primarily by approximately 8.5 billion units net in Japan reflecting: the increasing demand for HeatSticks, anticipated to further increase in the first quarter of 2018 following a planned lifting of the restriction on IQOS device sales; the establishment of appropriate distributor inventory levels of heated tobacco units, given the current high dependence on a single manufacturing center; and the transition from air freight to sea freight of heated tobacco units, largely completed in the fourth quarter of 2017. These favorable inventory movements were partly offset by a reduction of combustible product inventory levels, mainly in: the European Union, notably Italy and Spain; EEMA, notably North Africa, Russia and Saudi Arabia.

Our cigarette shipment volume by brand and heated tobacco unit shipment volume are shown in the table below:

PMI Shipment Volume by Brand (Million Units)
	Full-Year
	2017	2016	Change
Cigarettes
Marlboro	270,366	281,720	(4.0)%
L&M	90,817	96,770	(6.2)%
Chesterfield	55,075	46,291	19.0%
Philip Morris	48,522	35,914	35.1%
Parliament	43,965	45,671	(3.7)%
Bond Street	37,987	44,567	(14.8)%
Lark	24,373	27,571	(11.6)%
Others	190,821	234,442	(18.6)%
Total Cigarettes	761,926	812,946	(6.3)%
Heated Tobacco Units	36,226	7,394	+100.0%
Total Cigarettes and Heated Tobacco Units	798,152	820,340	(2.7)%

Cigarette shipment volume of Marlboro decreased in: the European Union, mainly due to Greece, Italy and Spain; EEMA, predominantly due to Saudi Arabia, reflecting the impact of the new excise tax implemented in June 2017 that resulted in the doubling of the retail price of Marlboro from SAR 12 to SAR 24 per pack, partly offset by North Africa, notably Algeria and Egypt, and Turkey; Asia, mainly due to Japan and Korea, principally reflecting out-switching to heated tobacco products, partly offset by Indonesia and the Philippines; and Latin America & Canada, mainly due to Argentina and Brazil.

Cigarette shipment volume of the following brands decreased: L&M, mainly due to Russia, Saudi Arabia and Turkey, partly offset by Algeria, Argentina, Colombia and Kazakhstan; Parliament, mainly due to Japan, Russia and Saudi Arabia, partly offset by Kazakhstan; Bond Street, mainly due to Kazakhstan, Russia and Ukraine; Lark, principally due to Japan; and "Others," mainly due to low-price brands in Indonesia, Pakistan, the Philippines, Russia and Ukraine.

Cigarette shipment volume of the following brands increased: Chesterfield, notably driven by Argentina, Brazil, Colombia, Saudi Arabia, Turkey and Venezuela, partly offset by Italy and Russia; and Philip Morris, mainly driven by Russia and Ukraine, notably reflecting successful portfolio consolidation of local, low-price brands in "Others," partly offset by Argentina and Italy.

Our net revenues and excise taxes on products were as follows:

	For the Years Ended December 31,		Variance
(in millions)	2017	2016	$	%
Net revenues	$78,098	$74,953	$3,145	4.2%
Excise taxes on products	49,350	48,268	1,082	2.2%
Net revenues, excluding excise taxes on products	$28,748	$26,685	$2,063	7.7%

Net revenues, which include excise taxes billed to customers, increased by $3.1 billion. Excluding excise taxes, net revenues increased by $2.1 billion, due to:

•	price increases ($1.4 billion) and

•	favorable volume/mix ($1.1 billion), partly offset by

•	unfavorable currency ($437 million).

The unfavorable currency was due primarily to the Argentine peso, Egyptian pound, Japanese yen, Philippine peso and Turkish lira, partially offset by the Russian ruble.

Net revenues include $3.8 billion in 2017 and $739 million in 2016 related to the sale of RRPs, mainly driven by Japan. These net revenue amounts include excise taxes billed to customers. Excluding excise taxes, net revenues for RRPs were $3.6 billion in 2017 and $733 million in 2016. In some jurisdictions, including Japan, we are not responsible for collecting excise taxes. In 2017, approximately $0.9 billion of our $3.6 billion in RRP net revenues, excluding excise taxes, were from IQOS devices and accessories.

Excise taxes on products increased by $1.1 billion, due to:

•	higher excise taxes resulting from changes in retail prices and tax rates ($4.6 billion), partially offset by

•	favorable currency ($1.9 billion) and

•	lower excise taxes resulting from volume/mix ($1.6 billion).
Our cost of sales; marketing, administration and research costs; and operating income were as follows:

	For the Years Ended December 31,		Variance
(in millions)	2017	2016	$	%
Cost of sales	$10,432	$9,391	$1,041	11.1%
Marketing, administration and research costs	6,725	6,405	320	5.0%
Operating income	11,503	10,815	688	6.4%

Cost of sales increased by $1.0 billion, due to:

•	higher cost of sales resulting from volume/mix ($1.1 billion), partly offset by

•	lower manufacturing costs ($36 million) and

•	favorable currency ($30 million).

Marketing, administration and research costs increased by $320 million, due to:

•	higher expenses ($570 million, largely reflecting increased investment behind reduced-risk products, predominately in the European Union and Asia), partly offset by

•	favorable currency ($250 million).

Operating income increased by $688 million, due primarily to:

•	price increases ($1.4 billion), partly offset by

•	higher marketing, administration and research costs ($570 million) and

•	unfavorable currency ($157 million).

Interest expense, net, of $914 million increased by $23 million, due primarily to unfavorably currency and higher average debt levels, partly offset by higher interest income.

Our effective tax rate increased by 12.8 percentage points to 40.7%. The 2017 effective tax rate was unfavorably impacted by $1.6 billion due to the Tax Cuts and Jobs Act. For further details, see Item 8, Note 11. Income Taxes to our consolidated financial statements. We are continuing to evaluate the impact that the Tax Cuts and Jobs Act will have on our tax liability. Based upon our current interpretation of the Tax Cuts and Jobs Act, we estimate that our 2018 effective tax rate will be approximately 28%, subject to future regulatory developments and earnings mix by taxing jurisdiction.

We are regularly examined by tax authorities around the world, and we are currently under examination in a number of jurisdictions. It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible change cannot be made at this time.

Net earnings attributable to PMI of $6.0 billion decreased by $932 million (13.4%). This decrease was due primarily to a higher effective tax rate as discussed above, partly offset by higher operating income. Diluted and basic EPS of $3.88 decreased by 13.4%. Excluding an unfavorable tax impact of $0.84 primarily related to the implementation of the Tax Cuts and Jobs Act and an unfavorable currency impact of $0.21, diluted EPS increased by 10.0%.

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

Our cigarette market share increased in a number of markets, including Brazil, Canada, Colombia, the Czech Republic, France, Mexico, the Netherlands, Norway, Poland, Saudi Arabia, Spain, Switzerland, Turkey and the United Arab Emirates.

Our cigarette shipment volume by brand is shown in the table below:

PMI Cigarette Shipment Volume by Brand (Million Units)
	Full-Year
	2016	2015	Change
Marlboro	281,720	285,583	(1.4)%
L&M	96,770	97,884	(1.1)%
Chesterfield	46,291	41,397	11.8%
Parliament	45,671	44,879	1.8%
Bond Street	44,567	43,608	2.2%
Philip Morris	35,914	35,815	0.3%
Lark	27,571	28,828	(4.4)%
Others	234,442	269,276	(12.9)%
Total PMI	812,946	847,270	(4.1)%

Cigarette shipment volume of Marlboro decreased, driven by Algeria, Argentina, Egypt and Vietnam, as well as in-switching to heated tobacco units, partly offset by Korea, Mexico, the Philippines, Saudi Arabia and Spain.

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

Total shipment volume of heated tobacco units reached 7.4 billion units, up from 396 million units in 2015.

Our net revenues and excise taxes on products were as follows:

	For the Years Ended December 31,		Variance
(in millions)	2016	2015	$	%
Net revenues	$74,953	$73,908	$1,045	1.4%
Excise taxes on products	48,268	47,114	1,154	2.4%
Net revenues, excluding excise taxes on products	$26,685	$26,794	$(109)	(0.4)%

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

Excise taxes on products increased by $1.2 billion, due to:

•	higher excise taxes resulting from changes in retail prices and tax rates ($5.3 billion), partly offset by

•	favorable currency ($3.9 billion) and

•	lower excise taxes resulting from volume/mix ($236 million).
Our cost of sales; marketing, administration and research costs; and operating income were as follows:

	For the Years Ended December 31,		Variance
(in millions)	2016	2015	$	%
Cost of sales	$9,391	$9,365	$26	0.3%
Marketing, administration and research costs	6,405	6,656	(251)	(3.8)%
Operating income	10,815	10,623	192	1.8%

Cost of sales increased by $26 million, due to:

•	higher cost of sales resulting from volume/mix ($242 million), partly offset by

•	favorable currency ($216 million).

Marketing, administration and research costs decreased by $251 million, due to:

•
lower expenses ($210 million, driven by a favorable comparison to 2015, notably related to cigarette brand building and business optimization initiatives, partly offset by increased support behind Reduced-Risk Products) and

•	favorable currency ($41 million).

Operating income increased by $192 million, due primarily to:

•	price increases ($1.6 billion),

•	lower marketing, administration and research costs ($210 million) and

•	the non-recurrence of the 2015 pre-tax charges for asset impairment and exit costs ($68 million), partly offset by

•	unfavorable currency ($1.0 billion) and

•	unfavorable volume/mix ($692 million).

Interest expense, net, of $891 million decreased by $117 million, due primarily to lower effective interest rates on debt and higher interest income.

Our effective tax rate decreased by 0.1 percentage point to 27.9%. The 2015 effective tax rate was unfavorably impacted by changes to repatriation assertions on certain foreign subsidiary historical earnings ($58 million), partially offset by a reduction in unrecognized tax benefits of $41 million following the conclusion of the IRS examinations of Altria Group, Inc.'s consolidated tax returns for the years 2007 and 2008 and PMI's consolidated tax returns for the years 2009 through 2011. Prior to March 28, 2008, PMI was a wholly-owned subsidiary of Altria Group, Inc.

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

•	fiscal challenges, such as excessive excise tax increases and discriminatory tax structures;

•	illicit trade in cigarettes and other tobacco products, including counterfeit, contraband and so-called “illicit whites”;

•	intense competition, including from non-tax paid volume by certain local manufacturers;

•	pending and threatened litigation as discussed in Item 8, Note 18. Contingencies; and

•	governmental investigations.

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

Fiscal Challenges: Excessive and disruptive excise, sales and other tax increases and discriminatory tax structures are expected to continue to have an adverse impact on our profitability, due to lower consumption and consumer down-trading to non-premium, discount, other low-price or low-taxed combustible tobacco products such as fine cut tobacco and illicit cigarettes. In addition, in certain jurisdictions, some of our combustible products are subject to tax structures that discriminate against premium-price products and manufactured cigarettes. We believe that such tax policies undermine public health by encouraging consumers to turn to illicit trade, and ultimately undercut government revenue objectives, disrupt the competitive environment, and encourage criminal activity. Other jurisdictions have imposed, or are seeking to impose, levies or other taxes specifically on tobacco companies, such as taxes on revenues and/or profits.

EU Tobacco Products Directive: In April 2014, the EU adopted the text of a significantly revised EU Tobacco Products Directive (TPD), which entered into force in May 2016. All 28 Member States and Norway have adopted laws transposing the TPD.  The TPD sets forth a comprehensive set of regulatory requirements for tobacco products, including:

•	health warnings covering 65% of the front and back panels of cigarette packs, with an option for Member States to further standardize tobacco packaging, including the introduction of plain packaging;

•	a ban on characterizing flavors in some tobacco products, with a transition period for menthol expiring in May 2020;

•	security features and tracking and tracing measures that will become effective on May 20, 2019, and will increase operational expenses; and

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

Restrictions and Bans on the Use of Ingredients: The WHO and others in the public health community have recommended restrictions or total bans on the use of some or all ingredients in tobacco products, including menthol. Broad restrictions and ingredient bans would require us to reformulate our American blend tobacco products and could reduce our ability to differentiate these products in the market in the long term. Menthol bans would eliminate the entire category of mentholated tobacco products. The European Union has banned flavored tobacco products, subject to an exemption until May 2020 for menthol. Other countries may follow the EU’s approach. For instance, Turkey has banned menthol as of May 2020. Broader ingredient bans have been adopted by Canada and Brazil. While the Canadian ingredient ban initially exempted menthol, amendments to the federal Tobacco Act banned menthol in cigarettes as of October 2017. In addition, the Canadian parliament is considering further amendments to the Act that would extend the menthol ban to all tobacco products. The majority of Canadian provinces have also adopted or are in the process of adopting menthol bans. The Brazil ingredients ban, which would prohibit the use of virtually all ingredients with flavoring or aromatic properties, is not in force due to a legal challenge by a tobacco industry union, of which our Brazilian subsidiary is a member. Other lawsuits are also pending against the Brazil ingredients ban. It is not possible to predict the outcome of these legal proceedings.

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

A number of jurisdictions are considering actions to prevent illicit trade. In November 2012, the FCTC adopted the Protocol to Eliminate Illicit Trade in Tobacco Products (the “Protocol”), which includes supply chain control measures, such as licensing of manufacturers and distributors, enforcement in free trade zones, controls on duty free and Internet sales and the implementation of tracking and tracing technologies. To date, 54 Parties have signed the Protocol, and 35 Parties, including the European Union, have ratified it. The Protocol will come into force once the fortieth Party ratifies it, after which countries must implement its measures via national legislation. We expect, and welcome, that other Parties will ratify the Protocol.

As discussed in the EU Tobacco Products Directive section above, the EU regulations that mandate tracking and tracing of cigarettes and roll-your-own products manufactured or destined for the EU will become effective on May 20, 2019. The effective date for other tobacco-containing products, including some of our RRPs such as the heated tobacco units used with IQOS, is May 20, 2024.

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

In May 2016, PMI launched PMI IMPACT, a global initiative that supports third-party projects dedicated to fighting illegal trade and related crimes such as corruption, organized criminal networks and money laundering. The centerpiece of PMI IMPACT is a council of external independent experts with impeccable credentials in the fields of law, anti-corruption and law enforcement. The experts are responsible for evaluating and approving funding proposals for PMI IMPACT grants. PMI has pledged $100 million to fund projects within PMI IMPACT over three funding rounds. Substantially all grants under the first funding round were awarded in 2017. The second funding round began in September 2017.

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

Cigarettes burn tobacco, which produces smoke. As a result of the combustion process, the smoker inhales various toxic substances. In contrast, RRPs do not burn tobacco and produce an aerosol that contains significantly lower levels of harmful and potentially harmful constituents ("HPHCs") than found in cigarette smoke.

For smokers who would otherwise continue to smoke, we believe that RRPs offer a much better consumer choice. Accordingly, our key strategic priorities are: to develop and commercialize products that present less risk of harm to adult smokers who switch to those products versus continued smoking; and to convince current adult smokers who would otherwise continue to smoke to switch to those products.

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

•
to substantiate the reduction of risk for the individual adult smoker and the reduction of harm to the population as a whole, based on scientific evidence of the highest standard that is made available for scrutiny and review by external independent scientists and relevant regulatory bodies; and

•
to advocate for the development of science-based regulatory frameworks for the development and commercialization of RRPs, including the communication of scientifically substantiated information to enable adult smokers to make better consumer choices.

Our RRP Platforms: Our product development is based on the elimination of combustion via tobacco heating and other innovative systems for aerosol generation, which we believe is the most promising path to providing a better consumer choice for those who would otherwise continue to smoke. We recognize that no single product will appeal to all adult smokers. Therefore, we are developing a portfolio of products intended to appeal to a variety of distinct adult consumer preferences.

Four RRP platforms are in various stages of development and commercialization readiness:

        Platform 1 uses a precisely controlled heating device that we are commercializing under the IQOS brand name, into which a specially designed and proprietary tobacco unit is inserted and heated to generate an aerosol. We have conducted a series of clinical studies for this platform, the results of which were included in our submission to the U.S. Food and Drug Administration (“FDA”) described below. As anticipated, the results of the first six-month term of the 6+6 month exposure response study were received at the end of 2017, and the related report is under preparation. We expect to submit the final report for these results to the FDA in May of 2018. We expect to receive the results of the second six-month term of the study for analysis in the second quarter of 2018.

    Platform 2 uses a pressed carbon heat source which, when ignited, generates an aerosol by heating tobacco. The results of our pharmacokinetic study (that measured the nicotine pharmacokinetic profile and subjective effects) and of our five-day reduced exposure study with Platform 2 indicate that this platform could be an acceptable substitute for adult smokers who seek an alternative to cigarettes. Furthermore, the reduced exposure study showed a substantial reduction in relevant biomarkers of exposure to HPHCs in those who switched to Platform 2 compared to those who continued to smoke cigarettes over a five-day period. The sustainability of this reduction as well as changes in clinical risk markers were assessed in a 3-month reduced exposure study. As anticipated, the results of this study were received at the end of 2017, and the related report is under preparation. We expect the report to be finalized in the second quarter of 2018. Subsequently, in accordance with standard scientific practices, we intend to share the conclusions in scientific forums and to submit them for inclusion in peer-reviewed publications.

    Platform 3 provides an aerosol of nicotine salt formed by the chemical reaction of nicotine with a weak organic acid. We have explored two routes for this platform, one with electronics and one without, and have initiated a new nicotine pharmacokinetic study. We expect to receive the results for analysis in the second quarter of 2018.

    Platform 4 covers e-vapor products, which are battery-powered devices that produce an aerosol by vaporizing a nicotine-containing liquid solution. Our e-vapor products comprise devices using current generation technology, and we are well advanced in the development and commercialization of our new e-vapor mesh technology that addresses certain challenges presented by some e-vapor products currently on the market. Our MESH products are designed to ensure the consistency and quality of the generated aerosol. We have initiated a nicotine pharmacokinetic study for which we expect to receive the results for analysis in the second quarter of 2018; the results of this study are expected to contribute to further developments of Platform 4 products.

Commercialization of RRPs: We are building a new product category and tailor our commercialization strategy to the characteristics of each specific market. We focus our commercialization efforts on retail experience, guided consumer trials and customer care, as well as digital communication programs.  In order to accelerate switching to IQOS, our initial market introductions typically entail one-on-one consumer engagement and introductory device discounts.  These initial commercialization efforts require substantial investment.

In 2014, we introduced the IQOS system in pilot city launches in Nagoya, Japan, and in Milan, Italy. Since then, we have expanded our commercialization activities to include all of Japan, as well as multiple cities in Italy. To date, IQOS is available for sale in key cities in 37 markets and nationwide in Japan.

On the basis of our experience in Japan and Italy, we estimate that only a very small percentage of adult smokers who convert to IQOS switch back to cigarettes.

In the first quarter of 2016, we started the large scale commercial production of heated tobacco units. During 2017, we experienced supply shortages resulting from stronger-than-anticipated demand, primarily in Japan. Currently, we are no longer experiencing capacity limitations. We are integrating the production of our heated tobacco units into a number of our existing manufacturing facilities and progressing with our plans to build manufacturing capacity for our other RRP platforms.

In 2017, we secured a second supplier of IQOS devices. We are no longer experiencing supply constraints on the IQOS devices and, based on demand forecasts, we expect to be able to fully supply our current and planned launch markets with such devices.

The adequate supply chain for our RRP portfolio, including the supply of electronic devices, is important to our business. We work with two electronics manufacturing service providers for the supply of our IQOS devices and a small number of other providers for other products in our RRP portfolio and related accessories. Although we work closely with these service providers on monitoring their production capability and financial health, the commercialization of our RRPs could be adversely affected if they are unable to meet their commitments. The production of our RRP portfolio requires various metals, and we believe that there is an adequate supply of such metals in the world markets to satisfy our current and anticipated production requirements. However, some components and materials necessary for the production of our RRPs, including those for the electronic devices, are obtained from single or limited sources, and can be subject to industry-wide shortages and price fluctuations. Our inability to secure an adequate supply of such components and materials could negatively impact the commercialization of our RRPs.

Our IQOS devices are subject to standard product warranties generally for a period of 12 months from the date of purchase or such other periods as required by law. We discuss product warranties in more detail in Note 5. Product Warranty. The significance of warranty claims is dependent on a number of factors including warranty policies and product failure rates and may increase with the number of devices sold.

To further improve the consumer experience, we introduced a new version of the IQOS device in the first quarter of 2017 and continue to develop product improvements.

We are also progressing with our commercialization efforts for the other platforms:

•
We currently market our e-vapor products in several markets, including Ireland, Israel, Spain and the U.K. A city test of MESH, one of our Platform 4 products, is ongoing in Birmingham, U.K., and we expect to initiate a pilot launch of a next-generation version of this product in 2018.

•	In December 2017, we initiated a small-scale city test of TEEPS, our Platform 2 product, in Santo Domingo, the Dominican Republic.

•	In 2018, we plan to conduct a consumer test of our Platform 3 product.

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

Some governments have banned or are seeking to ban or severely restrict emerging tobacco and nicotine-containing products such as our RRPs. These regulations might foreclose or unreasonably restrict adult consumer access even to products that might be shown to be a better consumer choice than continuing to smoke. We oppose such blanket bans and unreasonable restrictions of products that have the potential to present less risk of harm compared to continued smoking. By contrast, we support regulation that sets clear standards and propels innovation to benefit adult smokers who would otherwise continue to smoke.

In the United States, an established regulatory framework for assessing “Modified Risk Tobacco Products” and “New Tobacco Products” exists under the jurisdiction of the FDA. We submitted to the FDA a Modified Risk Tobacco Product Application (“MRTPA”) for IQOS in December 2016, and a Premarket Tobacco Product Application (“PMTA”) for IQOS in March 2017. In May 2017, the FDA formally accepted and filed our MRTPA for substantive scientific review and, in June 2017, the FDA opened the period for the public to provide comments on our application. In August 2017, the FDA completed a preliminary review of our PMTA and accepted our application for substantive review. The FDA referred our MRTPA to the Tobacco Product Scientific Advisory Committee (“TPSAC”). TPSAC held a meeting on January 24 and January 25, 2018 on our MRTPA. The recommendations and votes of TPSAC are not binding on the FDA. By regulation, the FDA’s decision on our MRTPA will take into account, in addition to the views of TPSAC, scientific evidence as well as comments, data and information submitted by interested persons.

Separately, on July 28, 2017, the FDA issued a policy announcement aiming to explore the potential of nicotine reduction in cigarettes in conjunction with less harmful products that deliver nicotine for adults who choose to use such products.

Future FDA actions may influence the regulatory approach of other governments.

In the EU, all EU Member States and Norway have transposed the EU Tobacco Products Directive, including the provisions on novel tobacco products, such as heated tobacco units, and e-cigarettes. Most of the EU Member States require a notification submitted six months before the intended placing on the market of a novel tobacco product, while some require pre-market authorizations for the introduction of such products. To date, we have filed a comprehensive dossier summarizing our scientific assessment of IQOS in 22 Member States.

On December 12, 2017, at the request of the U.K. Department of Health and Public Health England, the U.K. Committee on Toxicity published its assessment of the risk of heated tobacco products relative to cigarette smoking. This assessment included analysis of scientific data for two heated tobacco products, one of which was IQOS. The assessment concluded that, while still harmful to health, compared with the known risks from cigarettes, heated tobacco products are probably less harmful. Subsequently, on February 6, 2018, Public Health England published a report stating that the available evidence suggests that heated tobacco products may be considerably less harmful than cigarettes and more harmful than e-cigarettes.

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

To date, we have been largely successful in demonstrating to regulators that our RRPs are not cigarettes, and as such they are generally taxed either as a separate category or as other tobacco products, which typically yields more favorable tax rates than cigarettes. Although we believe that this is sensible from the public health perspective, we cannot guarantee that regulators will continue this approach.

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

Other Developments: On September 12, 2017, we announced our support of the Foundation for a Smoke-Free World. We agreed to contribute $80 million per year over the next 12 years, as specified in the agreement. We made an initial contribution of $4.5 million in 2017 and the first annual contribution of $80 million in the beginning of 2018. The Foundation is an independent body and is governed by its independent Board of Directors. The Foundation’s role, as set out in its corporate charter, includes funding research in the field of tobacco harm reduction, encouraging measures that reduce the harm caused by smoking, and assessing the effect of reduced cigarette consumption on the industry value chain.

Governmental Investigations

From time to time, we are subject to governmental investigations on a range of matters. We describe certain matters pending in Thailand and South Korea in Item 8, Note 18. Contingencies.

In November 2010, a WTO panel issued its decision in a dispute relating to facts that arose from August 2006 between the Philippines and Thailand concerning a series of Thai customs and tax measures affecting cigarettes imported by PM Thailand into Thailand (see Item 8, Note 18. Contingencies for additional information). The WTO panel decision, which was upheld by the WTO Appellate Body, concluded that Thailand had no basis to find that PM Thailand's declared customs values and taxes paid were too low, as alleged by the DSI in 2009. The decision also created obligations for Thailand to revise its laws, regulations, or practices affecting the customs valuation and tax treatment of future cigarette imports. Thailand agreed in September 2011 to fully comply with the decision by October 2012. The Philippines asserts that to date Thailand has not fully complied with the WTO panel decision. The Philippines has repeatedly expressed concerns with ongoing investigations by Thailand of PM Thailand, including those that led to the criminal charges described in Item 8, Note 18. Contingencies, and has commenced two formal proceedings at the WTO to challenge criminal charges against PM Thailand arguing that the criminal charges appear to be based on grounds not supported by WTO customs valuation rules and inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies.

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

We do not sell products in Iran, Sudan, North Korea and Syria. From time to time, we explore opportunities to sell our products in one or more of these countries, as permitted by law.

In January 2018, we commenced sales of cigarettes in Cuba, as permitted by law.

Certain states within the U.S. have enacted legislation permitting state pension funds to divest or abstain from future investment in stocks of companies that do business with certain countries that are sanctioned by the U.S. We do not believe such legislation has had a material effect on the price of our shares.

2017 compared with 2016

The following discussion compares operating results within each of our reportable segments for 2017 with 2016.

Unless otherwise stated, references to total industry, total market, our shipment volume and our market share performance reflect cigarettes and heated tobacco units.

European Union:

European Union	For the Years Ended December 31,		Variance
(in millions)	2017	2016	$	%
Net revenues	$27,580	$27,129	$451	1.7%
Excise taxes on products	19,262	18,967	295	1.6%
Net revenues, excluding excise taxes on products	8,318	8,162	156	1.9%
Operating companies income	3,775	3,994	(219)	(5.5)%

Net revenues increased by $451 million. Excluding excise taxes, net revenues increased by $156 million, due to:

•	price increases ($156 million) and

•	favorable currency ($45 million), partially offset by

•	unfavorable volume/mix ($45 million).

The net revenues of the European Union segment include $320 million in 2017 and $62 million in 2016 related to the sale of RRPs. Excluding excise taxes, net revenues for RRPs were $269 million in 2017 and $57 million in 2016.
Operating companies income decreased by $219 million during 2017. This decrease was due primarily to:

•	higher marketing, administration and research costs ($223 million, primarily related to increased investment behind reduced-risked products),

•	unfavorable volume/mix ($119 million) and

•	unfavorable currency ($43 million), partly offset by

•	price increases ($156 million) and

•	lower manufacturing costs ($14 million).

European Union - Total Market, PMI Shipment & Market Share Commentaries

The estimated total market in the European Union decreased by 1.9% to 492.1 billion units. Our Regional market share was flat at 38.3%, with gains in France, Germany and Poland offset by declines in Italy and Spain.

Shipment volume and market share performance by brand for cigarettes and heated tobacco units are shown in the tables below:

European Union Shipment Volume by Brand (Million Units)
	Full-Year
	2017	2016	Change
Cigarettes
Marlboro	93,088	96,245	(3.3)%
L&M	34,261	34,691	(1.2)%
Chesterfield	29,087	30,140	(3.5)%
Philip Morris	15,158	16,290	(6.9)%
Others	15,699	16,220	(3.2)%
Total Cigarettes	187,293	193,586	(3.3)%
Heated Tobacco Units	1,889	224	+100.0%
Total European Union	189,182	193,810	(2.4)%

European Union Market Shares by Brand
	Full-Year
			Change
	2017	2016	p.p.
Marlboro	18.8%	19.0%	(0.2)
L&M	6.9%	6.9%	—
Chesterfield	6.0%	5.9%	0.1
Philip Morris	3.1%	3.2%	(0.1)
HEETS	0.3%	—%	0.3
Others	3.2%	3.3%	(0.1)
Total European Union	38.3%	38.3%	—

Our total shipment volume decreased by 2.4% to 189.2 billion units, or by 1.9% excluding estimated net inventory movements, notably in Italy and Spain. The decrease in cigarette shipment volume of Marlboro was mainly due to Greece, Italy and Spain. The decrease in cigarette shipment volume of L&M was mainly due to Germany, Romania and Spain, partly offset by France. The decrease in cigarette shipment volume of Chesterfield was mainly due to Italy, Portugal and Spain, partly offset by Poland. The decrease in cigarette shipment volume of Philip Morris was mainly due to Italy. The decrease in cigarette shipment volume of "Others" was due notably to Muratti in Italy.

European Union - Key Market Commentaries

In France, estimated industry size, our shipment volume and market share performance, shown in the table below, include cigarettes and our heated tobacco units.

	France Key Market Data
	Full-Year
			Change
	2017	2016	% / p.p.
Total Market (billion units)	44.4	44.9	(1.2)%

PMI Shipments (million units)	19,264	19,247	0.1%

PMI Market Share
Marlboro	27.1%	26.4%	0.7
Philip Morris	10.3%	10.2%	0.1
Chesterfield	3.0%	3.1%	(0.1)
Others*	2.8%	2.7%	0.1
Total	43.2%	42.4%	0.8
*Includes heated tobacco units.

The estimated total market decreased by 1.2%. The increase in our shipment volume was driven by higher market share, notably of Marlboro, reflecting the growth of both Marlboro Red and Gold in 30s packs launched in March 2017.

In Germany, estimated industry size, our shipment volume and market share performance, shown in the table below, include cigarettes and our heated tobacco units.

	Germany Key Market Data
	Full-Year
			Change
	2017	2016	% / p.p.
Total Market (billion units)	76.9	78.1	(1.6)%

PMI Shipments (million units)	28,575	28,958	(1.3)%

PMI Market Share
Marlboro	22.7%	22.5%	0.2
L&M	11.5%	11.6%	(0.1)
Chesterfield	1.5%	1.6%	(0.1)
Others*	1.5%	1.4%	0.1
Total	37.2%	37.1%	0.1
*Includes heated tobacco units.

The estimated total market decreased by 1.6%, or by 2.7% excluding the net impact of estimated trade inventory movements, mainly reflecting the impact of price increases in March 2017. The decrease in our shipment volume was mainly due to the lower total market, partly offset by higher market share.

In Italy, estimated industry size, our shipment volume and market share performance, shown in the table below, include cigarettes and our heated tobacco units.

	Italy Key Market Data
	Full-Year
			Change
	2017	2016	% / p.p.
Total Market (billion units)	69.8	72.1	(3.2)%

PMI Shipments (million units)	36,767	38,744	(5.1)%

PMI Market Share
Marlboro	23.9%	24.3%	(0.4)
Chesterfield	11.3%	11.5%	(0.2)
Philip Morris	7.7%	8.5%	(0.8)
HEETS	0.7%	0.1%	0.6
Others	8.6%	8.1%	0.5
Total	52.2%	52.5%	(0.3)

The estimated total market decreased by 3.2%, partly reflecting the implementation of the Tobacco Product Directive's ban on pack sizes of ten cigarettes at the end of 2016. The decline of our shipments, down by 3.6% excluding the net impact of distributor inventory movements, mainly reflected the lower total market, as well as lower cigarette market share, principally due to Marlboro, partly reflecting the ban on pack sizes of ten cigarettes, and low-price Philip Morris, impacted by the growth of the super-low price segment, partly offset by HEETS and Merit in "Others."

In Poland, estimated industry size, our shipment volume and market share performance, shown in the table below, include cigarettes and our heated tobacco units.

	Poland Key Market Data
	Full-Year
			Change
	2017	2016	% / p.p.
Total Market (billion units)	41.7	41.3	0.9%

PMI Shipments (million units)	17,784	17,485	1.7%

PMI Market Share
Marlboro	10.7%	11.6%	(0.9)
L&M	18.4%	18.5%	(0.1)
Chesterfield	10.4%	9.1%	1.3
HEETS	0.2%	—%	0.2
Others	3.0%	3.1%	(0.1)
Total	42.7%	42.3%	0.4

The estimated total market increased by 0.9%. The increase in our shipment volume was primarily driven by the higher total market and higher market share, driven by Chesterfield, benefiting from brand support, partly offset by Marlboro, reflecting pressure from competitive brands in the below premium segment.

In Spain, estimated industry size, our shipment volume and market share performance, shown in the table below, include cigarettes and our heated tobacco units.

	Spain Key Market Data
	Full-Year
			Change
	2017	2016	% / p.p.
Total Market (billion units)	45.0	46.7	(3.5)%

PMI Shipments (million units)	14,456	16,374	(11.7)%

PMI Market Share
Marlboro	16.5%	18.0%	(1.5)
L&M	5.3%	5.4%	(0.1)
Chesterfield	8.6%	8.6%	—
Others*	1.9%	1.9%	—
Total	32.3%	33.9%	(1.6)
*Includes heated tobacco units.

The estimated total market decreased by 3.5%, or by 2.5% excluding the net impact of estimated trade inventory movements. The decline of our shipment volume, down by 8.0% excluding the net impact of distributor inventory movements, mainly reflected the lower total market, and lower market share, due to Marlboro, reflecting the impact of price increases, particularly above the round €5.00 per pack price point in the vending channel, as well as a challenging comparison with 2016 in which the market share of Marlboro grew by 1.0 point.

Eastern Europe, Middle East & Africa:

Eastern Europe, Middle East & Africa	For the Years Ended December 31,		Variance
(in millions)	2017	2016	$	%
Net revenues	$18,045	$18,286	$(241)	(1.3)%
Excise taxes on products	11,346	11,286	60	0.5%
Net revenues, excluding excise taxes on products	6,699	7,000	(301)	(4.3)%
Operating companies income	2,888	3,016	(128)	(4.2)%

Net revenues decreased by $241 million. Excluding excise taxes, net revenues decreased by $301 million, due to:

•	unfavorable volume/mix ($374 million) and

•	unfavorable currency ($291 million), partly offset by

•	price increases ($364 million).

The net revenues of the Eastern Europe, Middle East & Africa segment include $158 million in 2017 and $9 million in 2016 related to the sale of RRPs. Excluding excise taxes, net revenues for RRPs were $149 million in 2017 and $9 million in 2016.

Operating companies income decreased by $128 million during 2017. This decrease was due primarily to:

•	unfavorable volume/mix ($344 million) and

•	higher marketing, administration and research costs ($201 million), partly offset by

•	price increases ($364 million) and

•	favorable currency ($81 million).

Eastern Europe, Middle East & Africa - Total Market, PMI Shipment & Market Share Commentaries

EEMA PMI Shipment Volume by Brand (Million Units)
	Full-Year
	2017	2016	Change
Cigarettes
Marlboro	70,122	73,818	(5.0)%
L&M	46,923	52,183	(10.1)%
Bond Street	36,336	42,553	(14.6)%
Parliament	33,299	33,940	(1.9)%
Philip Morris	19,086	2,058	+100.0%
Others	50,391	66,841	(24.6)%
Total Cigarettes	256,157	271,393	(5.6)%
Heated Tobacco Units	1,581	100	+100.0%
Total EEMA	257,738	271,493	(5.1)%

The estimated total market in EEMA decreased by 2.8% to 1.0 trillion units. Our Regional market share decreased by 0.3 points to 24.9%.

Our total shipment volume decreased by 5.1% to 257.7 billion units, mainly reflecting: lower cigarette shipment volume in Russia, Saudi Arabia - where our cigarette shipment volume declined by 35.8%, impacted by the new excise tax implemented in June 2017 that resulted in the doubling of retail prices - and Ukraine; partly offset by higher cigarette shipment volume in North Africa, notably Algeria, and higher heated tobacco unit shipment volume. The decrease in cigarette shipment volume of Marlboro was predominantly due to Saudi Arabia, reflecting the impact of the excise tax that resulted in the doubling of the brand's retail price from SAR 12 to SAR 24 per pack, partly offset by North Africa, mainly Algeria and Egypt, and Turkey. The decrease in cigarette shipment volume of L&M was mainly due to Russia, Saudi Arabia and Turkey, partly offset by Algeria and Kazakhstan. The decrease in cigarette shipment volume of Bond Street was mainly due to Kazakhstan, Russia and Ukraine. The decrease in cigarette shipment volume of Parliament was mainly due to Russia and Saudi Arabia, partly offset by Kazakhstan. The increase in cigarette shipment volume of Philip Morris was driven mainly by Russia and Ukraine, largely reflecting successful portfolio consolidation of local, low-price brands in "Others."

Eastern Europe, Middle East & Africa - Key Market Commentaries

In North Africa (defined as Algeria, Egypt, Libya, Morocco and Tunisia), estimated cigarette industry size, our cigarette shipment volume and cigarette market share performance are shown in the table below.

	North Africa Key Market Data
	Full-Year
			Change
	2017	2016	% / p.p.
Total Cigarette Market (billion units)	144.9	142.3	1.9%

PMI Cigarette Shipments (million units)	35,085	34,035	3.1%

PMI Cigarette Market Share
Marlboro	9.3%	8.3%	1.0
L&M	11.8%	12.2%	(0.4)
Others	2.9%	2.7%	0.2
Total	24.0%	23.2%	0.8

The estimated total cigarette market increased by 1.9%, mainly driven by Egypt, partially offset by Tunisia. The increase in our cigarette shipment volume was mainly driven by the higher cigarette market, as well as higher cigarette market share, notably of Marlboro in Algeria, partly offset by L&M in Egypt.

In Russia, estimated industry size and our shipment volume, shown in the table below, include cigarettes and our heated tobacco units. Our market share performance, as measured by Nielsen and shown in the table below, reflects that of cigarettes.

	Russia Key Market Data
	Full-Year
			Change
	2017	2016	% / p.p.
Total Market (billion units)	260.0	280.0	(7.2)%

PMI Shipments (million units)	72,417	79,706	(9.1)%

PMI Cigarette Market Share
Marlboro	1.5%	1.4%	0.1
Parliament	3.5%	3.8%	(0.3)
Bond Street	8.6%	8.4%	0.2
Philip Morris	4.3%	0.2%	4.1
Others	9.2%	13.4%	(4.2)
Total	27.1%	27.2%	(0.1)

The estimated total market decreased by 7.2%, reflecting the impact of excise tax-driven price increases and an increase in the prevalence of illicit trade. The decline of our shipment volume was mainly due to the lower total market. Our market share decreased by 0.1 point. The decline of "Others" largely reflected the successful portfolio consolidation of local, low-price brands into Philip Morris.

In Turkey, estimated cigarette industry size, our cigarette shipment volume and cigarette market share performance, as measured by Nielsen, are shown in the table below.

	Turkey Key Market Data
	Full-Year
			Change
	2017	2016	% / p.p.
Total Cigarette Market (billion units)	106.2	105.5	0.7%

PMI Cigarette Shipments (million units)	49,649	49,624	0.1%

PMI Cigarette Market Share
Marlboro	10.2%	10.2%	—
Parliament	11.5%	11.7%	(0.2)
Lark	6.9%	7.4%	(0.5)
Others	14.7%	15.0%	(0.3)
Total	43.3%	44.3%	(1.0)

The estimated total cigarette market increased by 0.7%. Excluding the net impact of estimated trade inventory movements, the estimated total cigarette market declined by 1.6%. The decrease in our cigarette market share, as measured by Nielsen, was mainly due to Lark, and L&M and Muratti in "Others," partly offset by Chesterfield, principally reflecting competitive pressure from super-low price alternatives.

In Ukraine, estimated industry size and our shipment volume, shown in the table below, include cigarettes and our heated tobacco units. Our market share performance, as measured by Nielsen and shown in the table below, reflects that of cigarettes.

	Ukraine Key Market Data
	Full-Year
			Change
	2017	2016	% / p.p.
Total Market (billion units)	67.1	73.1	(8.2)%

PMI Shipments (million units)	19,356	22,022	(12.1)%

PMI Cigarette Market Share
Marlboro	3.0%	3.1%	(0.1)
Parliament	3.2%	2.9%	0.3
Bond Street	8.4%	10.0%	(1.6)
Philip Morris	3.1%	—%	3.1
Others	9.6%	13.2%	(3.6)
Total	27.3%	29.2%	(1.9)

The estimated total market decreased by 8.2%, mainly due to the impact of price increases and an increase in the prevalence of illicit trade. The decrease in our shipment volume was primarily due to the lower total market, as well as lower cigarette market share, as measured by Nielsen, notably of low-price Bond Street, reflecting competitive pressure from lower-priced alternatives, partly offset by Parliament and Philip Morris, following the successful portfolio consolidation of a local, low-price brand in "Others."

Asia:

Asia	For the Years Ended December 31,		Variance
(in millions)	2017	2016	$	%
Net revenues	$22,635	$20,531	$2,104	10.2%
Excise taxes on products	11,845	11,850	(5)	—%
Net revenues, excluding excise taxes on products	10,790	8,681	2,109	24.3%
Operating companies income	4,149	3,196	953	29.8%
Net revenues increased by $2.1 billion. Excluding excise taxes, net revenues increased by $2.1 billion, due to:

•	favorable volume/mix ($1.7 billion) and

•	price increases ($559 million), partly offset by

•	unfavorable currency ($137 million).

The net revenues of the Asia segment include $3.3 billion in 2017 and $666 million in 2016 related to the sale of RRPs, mainly driven by Japan and Korea in 2017 and Japan in 2016. Excluding excise taxes, net revenues for RRPs were $3.2 billion in 2017 and $666 million in 2016. In some jurisdictions, including Japan, we are not responsible for collecting excise taxes.

Operating companies income increased by $953 million during 2017. This increase was due primarily to:

•	favorable volume/mix ($622 million),

•	price increases ($559 million) and

•	lower manufacturing costs ($40 million), partly offset by

•	higher marketing, administration and research costs ($141 million, principally related to increased investment behind reduced-risk products) and

•	unfavorable currency ($123 million).

Asia - Total Market, PMI Shipment & Market Share Commentaries

Asia PMI Shipment Volume by Brand (Million Units)
	Full-Year
	2017	2016	Change
Cigarettes
Marlboro	73,446	76,463	(3.9)%
Lark	14,474	17,600	(17.8)%
Parliament	9,224	10,142	(9.1)%
Others	137,109	155,824	(12.0)%
Total Cigarettes	234,253	260,029	(9.9)%
Heated Tobacco Units	32,729	7,070	+100.0%
Total Asia	266,982	267,099	—%

The estimated total market in Asia, excluding China, decreased by 3.1% to 1.1 trillion units. Our Regional market share, excluding China, was flat at 23.8%.

Our total shipment volume of 267.0 billion units was flat, mainly reflecting: lower cigarette shipment volume in Indonesia, Japan, Korea, Pakistan - impacted by excise tax-driven price increases in 2017 and an increase in the prevalence of illicit trade - and the Philippines, fully offset by higher heated tobacco unit shipment volume, mainly in Japan and Korea. The decrease in cigarette shipment volume of Marlboro was mainly due to Japan and Korea, primarily reflecting out-switching to heated tobacco products, partly offset by Indonesia and the Philippines. The decrease in cigarette shipment volume of Lark was principally due to Japan. The decrease in cigarette shipment volume of Parliament was mainly due to Japan and Korea. The decrease in cigarette shipment volume of "Others" was mainly due to local, low-price brands in Indonesia, Pakistan and the Philippines.

Our total shipment volume benefited from the favorable net impact of estimated combustible and heated tobacco unit inventory movements, which were driven by approximately 8.5 billion units net in Japan, reflecting: the increasing demand for HeatSticks, anticipated to further increase in the first quarter of 2018 following a planned lifting of the restriction on IQOS device sales; the establishment of appropriate distributor inventory levels of heated tobacco units, given the current high dependence on a single manufacturing center; and the transition from air freight to sea freight of heated tobacco units, largely completed in the fourth quarter of 2017. Excluding the impact of total estimated net inventory movements, our total shipment volume decreased by 3.1%.

Asia - Key Market Commentaries
In Indonesia, estimated cigarette industry size, our cigarette shipment volume, cigarette market share and segmentation performance are shown in the tables below.

	Indonesia Key Market Data
	Full-Year
			Change
	2017	2016	% / p.p.
Total Cigarette Market (billion units)	307.4	315.6	(2.6)%

PMI Cigarette Shipments (million units)	101,324	105,524	(4.0)%

PMI Cigarette Market Share
Sampoerna A	13.8%	14.0%	(0.2)
Dji Sam Soe	7.4%	6.5%	0.9
Sampoerna U	4.1%	5.2%	(1.1)
Others	7.7%	7.7%	—
Total	33.0%	33.4%	(0.4)

	Indonesia Segmentation Data
	Full-Year
			Change
	2017	2016	p.p.
Segment % of Total Market
Hand-Rolled Kretek (SKT)	17.6%	18.2%	(0.6)
Machine-Made Kretek (SKM)	77.2%	75.8%	1.4
Whites (SPM)	5.2%	6.0%	(0.8)
Total	100.0%	100.0%	—

PMI % Share of Segment
Hand-Rolled Kretek (SKT)	37.5%	37.3%	0.2
Machine-Made Kretek (SKM)	29.4%	28.9%	0.5
Whites (SPM)	70.2%	79.5%	(9.3)

The estimated total cigarette market decreased by 2.6%, reflecting a soft economic environment and the impact of above-inflation excise tax-driven price increases. The decrease in our shipments was mainly due to the lower total market and lower cigarette market share, notably due to a decline of Sampoerna U, reflecting the impact of price increases, partly offset by a growth of Dji Sam Soe, driven by the variant Magnum Mild.

In Japan, our shipments reflect cigarette and heated tobacco unit volume.  The estimated total market and our market share reflect total industry cigarette and heated tobacco unit volume.

	Japan Key Market Data
	Full-Year
			Change
	2017	2016	% / p.p.
Total Market (billion units)	171.5	179.0	(4.2)%

PMI Shipments (million units)
Cigarettes	34,853	43,915	(20.6)%
Heated Tobacco Units	31,291	7,069	+100%
Total	66,144	50,985	29.7%

PMI Market Share
Marlboro	9.3%	10.6%	(1.3)
HeatSticks	10.8%	2.9%	7.9
Parliament	2.1%	2.3%	(0.2)
Lark	8.6%	9.6%	(1.0)
Others	1.3%	1.7%	(0.4)
Total	32.1%	27.1%	5.0

The estimated total market decreased by 4.2%. Our shipment volume increased by 13.1%, excluding the net impact of estimated cigarette and heated tobacco unit distributor inventory movements, driven by higher market share of HeatSticks.

In Korea, our shipments reflect cigarette and heated tobacco unit volume.  The estimated total market and our market share reflect total industry cigarette and heated tobacco unit volume.

	Korea Key Market Data
	Full-Year
			Change
	2017	2016	% / p.p.
Total Market (billion units)	70.6	73.6	(4.1)%

PMI Shipments (million units)
Cigarettes	13,499	15,490	(12.9)%
Heated Tobacco Units	1,438	—	—%
Total	14,937	15,490	(3.6)%

PMI Market Share
Marlboro	8.7%	9.6%	(0.9)
Parliament	8.0%	7.9%	0.1
HEETS	2.0%	—%	2.0
Virginia S.	2.0%	3.0%	(1.0)
Others	0.5%	0.5%	—
Total	21.2%	21.0%	0.2

The estimated total market decreased by 4.1%, or by 3.3% excluding the net impact of estimated cigarette trade inventory movements. The decrease in our shipment volume was due to the lower total market, partly offset by higher market share driven by the May 2017 launch of HEETS.

In the Philippines, estimated cigarette industry size, our cigarette shipment volume and cigarette market share performance are shown in the table below.

	Philippines Key Market Data
	Full-Year
			Change
	2017	2016	% / p.p.
Total Cigarette Market (billion units)	74.9	79.3	(5.6)%

PMI Cigarette Shipments (million units)	50,618	56,611	(10.6)%

PMI Cigarette Market Share
Marlboro	33.0%	28.4%	4.6
Fortune	18.0%	23.4%	(5.4)
Jackpot	6.1%	7.9%	(1.8)
Others	10.5%	11.6%	(1.1)
Total	67.6%	71.3%	(3.7)

The decline of the estimated total cigarette market of 6.7% excluding the net impact of estimated trade inventory movements, was mainly due to the impact of excise tax-driven price increases. The decline in our cigarette shipment volume was due to the lower total cigarette market, as well as lower cigarette market share, particularly of our low and super-low price brands as a result of the timing of competitors' price increases, which initially widened the price gaps to our principal competitor's discounted brands, partly offset by Marlboro, which benefited from in-switching from lower-priced brands.

Latin America & Canada:

Latin America & Canada	For the Years Ended December 31,		Variance
(in millions)	2017	2016	$	%
Net revenues	$9,838	$9,007	$831	9.2%
Excise taxes on products	6,897	6,165	732	11.9%
Net revenues, excluding excise taxes on products	2,941	2,842	99	3.5%
Operating companies income	1,002	938	64	6.8%

Net revenues increased by $831 million. Excluding excise taxes, net revenues increased by $99 million, due to:

•	price increases ($307 million), partly offset by

•	unfavorable volume/mix ($154 million) and

•	unfavorable currency ($54 million).

The net revenues of the Latin America & Canada segment include $5 million in 2017 related to the sale of RRPs. Excluding excise taxes, net revenues for RRPs were $4 million in 2017.

Operating companies income increased by $64 million during 2017. This increase was due primarily to:

•	price increases ($307 million), partly offset by

•	unfavorable volume/mix ($152 million),

•	unfavorable currency ($70 million) and

•	higher manufacturing costs ($17 million).

Latin America & Canada - Total Market, PMI Shipment & Market Share Commentaries

Latin America & Canada PMI Shipment Volume by Brand (Million Units)
	Full-Year
	2017	2016	Change
Cigarettes
Marlboro	33,711	35,194	(4.2)%
Philip Morris	13,320	16,463	(19.1)%
Chesterfield	9,852	2,626	+100.0%
Others	27,340	33,655	(18.8)%
Total Cigarettes	84,223	87,938	(4.2)%
Heated Tobacco Units	27	—	—%
Total Latin America & Canada	84,250	87,938	(4.2)%

The estimated total market in Latin America & Canada decreased by 3.8% to 213.0 billion units. Our Regional market share decreased by 0.1 point to 39.6%.

Our total shipment volume decreased by 4.2% to 84.3 billion units, mainly due to lower cigarette shipment volume in Argentina, Brazil, Canada, Colombia and Mexico. The decrease in cigarette shipment volume of Marlboro was mainly due to Argentina and Brazil. The decrease in cigarette shipment volume of Philip Morris was mainly due to Argentina. The increase in cigarette shipment volume of Chesterfield was driven by Argentina, Brazil, Colombia and Venezuela, partly offset by Mexico. The decrease in cigarette shipment volume of "Others" was principally due to mainly local brands in Argentina, Brazil, Colombia and Venezuela, largely reflecting successful brand portfolio consolidation, Canada and Mexico.

Latin America & Canada - Key Market Commentaries

In Argentina, estimated cigarette industry size, our cigarette shipment volume and cigarette market share performance are shown in the table below.

	Argentina Key Market Data
	Full-Year
			Change
	2017	2016	% / p.p.
Total Cigarette Market (billion units)	36.2	36.1	0.2%

PMI Cigarette Shipments (million units)	27,002	27,512	(1.9)%

PMI Cigarette Market Share
Marlboro	20.0%	22.4%	(2.4)
Chesterfield	15.9%	5.5%	10.4
Philip Morris	33.0%	41.6%	(8.6)
Others	5.8%	6.8%	(1.0)
Total	74.7%	76.3%	(1.6)

The estimated total cigarette market increased by 0.2%, reflecting higher tax declarations by local manufacturers, as well as a favorable comparison to the full year 2016, which declined by 11.6% mainly due to the impact of tax-driven price increases. The decrease in our cigarette shipment volume was mainly due to lower cigarette market share, reflecting the growth of the low price segment, where local manufacturers are exempt from paying minimum excise tax, resulting in widened price gaps with premium Marlboro and mid-price Philip Morris, partly offset by low-price Chesterfield that benefited from successful brand portfolio consolidation of a low-price brand in "Others."

In Canada, estimated industry size, our shipment volume and market share performance, shown in the table below, include cigarettes and our heated tobacco units.

	Canada Key Market Data
	Full-Year
			Change
	2017	2016	% / p.p.
Total Market (billion units)	24.6	26.3	(6.3)%

PMI Shipments (million units)	9,259	10,049	(7.9)%

PMI Market Share
Belmont	4.1%	3.7%	0.4
Canadian Classics	9.5%	10.2%	(0.7)
Next	11.5%	11.3%	0.2
Others*	12.2%	13.2%	(1.0)
Total	37.3%	38.4%	(1.1)
*Includes heated tobacco units

The estimated total market decreased by 6.3%, mainly due to the impact of price increases. The decrease in our shipment volume mainly reflected the lower total market, as well as lower cigarette market share, unfavorably impacted by estimated net trade inventory movements.

In Mexico, estimated cigarette industry size, our cigarette shipment volume and cigarette market share performance are shown in the table below.

	Mexico Key Market Data
	Full-Year
			Change
	2017	2016	% / p.p.
Total Cigarette Market (billion units)	35.8	36.2	(1.1)%

PMI Cigarette Shipments (million units)	24,351	25,080	(2.9)%

PMI Cigarette Market Share
Marlboro	49.4%	49.0%	0.4
Delicados	8.3%	9.7%	(1.4)
Benson & Hedges	5.0%	4.7%	0.3
Others	5.4%	5.9%	(0.5)
Total	68.1%	69.3%	(1.2)

The estimated total cigarette market decreased by 1.1%, or increased by 1.2% excluding the net impact of estimated trade inventory movements. The decrease in our cigarette shipment volume mainly reflected the lower total cigarette market, as well as lower cigarette market share. The decrease of our cigarette market share largely reflected the net impact of the estimated trade inventory movements, as well as lower share of Delicados, impacted by competitive pressure in the low price segment.

2016 compared with 2015

The following discussion compares operating results within each of our reportable segments for 2016 with 2015.

Unless otherwise stated, references to total industry, total market, our shipment volume and our market share performance in the following discussion reflect cigarettes only.

European Union:

European Union	For the Years Ended December 31,		Variance
(in millions)	2016	2015	$	%
Net revenues	$27,129	$26,563	$566	2.1%
Excise taxes on products	18,967	18,495	472	2.6%
Net revenues, excluding excise taxes on products	8,162	8,068	94	1.2%
Operating companies income	3,994	3,576	418	11.7%

Net revenues increased by $566 million. Excluding excise taxes, net revenues increased by $94 million, due to:

•	price increases ($390 million), partly offset by

•	unfavorable volume/mix ($149 million) and

•	unfavorable currency ($147 million).

Operating companies income increased by $418 million during 2016. This increase was due primarily to:

•	price increases ($390 million),

•	the non-recurrence of the 2015 pre-tax charges for asset impairment and exit costs ($68 million),

•	lower manufacturing costs ($49 million),

•	lower marketing, administration and research costs ($47 million) and

•	favorable currency ($34 million), partly offset by

•	unfavorable volume/mix ($168 million).

European Union - Industry Volume

The estimated total cigarette market decreased by 1.4% to 501.6 billion units. The moderate decline of the estimated total cigarette market reflected improved macroeconomics, a lower prevalence of illicit trade and, in certain geographies, the estimated positive impact of immigration, which was concentrated in the first half of 2016.

European Union - PMI Shipment Volume and Market Share Commentaries

Cigarette shipment volume and market share performance by brand are shown in the tables below:

European Union Cigarette Shipment Volume by Brand (Million Units)
	Full-Year
	2016	2015	Change
Marlboro	96,245	95,588	0.7%
L&M	34,691	35,010	(0.9)%
Chesterfield	30,140	28,278	6.6%
Philip Morris	16,290	14,205	14.7%
Others	16,220	21,508	(24.6)%
Total European Union	193,586	194,589	(0.5)%

European Union Cigarette Market Shares by Brand
	Full-Year
			Change
	2016	2015	p.p.
Marlboro	19.0%	18.8%	0.2
L&M	6.9%	6.9%	—
Chesterfield	5.9%	5.6%	0.3
Philip Morris	3.2%	3.2%	—
Others	3.3%	3.8%	(0.5)
Total European Union	38.3%	38.3%	—

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

	France Key Market Data
	Full-Year
			Change
	2016	2015	% / p.p.
Total Cigarette Market (billion units)	44.9	45.5	(1.2)%

PMI Cigarette Shipments (million units)	19,243	18,943	1.6%

PMI Cigarette Market Share
Marlboro	26.4%	25.9%	0.5
Philip Morris	10.2%	9.5%	0.7
Chesterfield	3.1%	3.3%	(0.2)
Others	2.7%	2.9%	(0.2)
Total	42.4%	41.6%	0.8

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

	Germany Key Market Data
	Full-Year
			Change
	2016	2015	% / p.p.
Total Cigarette Market (billion units)	78.1	80.0	(2.4)%

PMI Cigarette Shipments (million units)	28,950	29,778	(2.8)%

PMI Cigarette Market Share
Marlboro	22.5%	22.1%	0.4
L&M	11.6%	11.9%	(0.3)
Chesterfield	1.6%	1.5%	0.1
Others	1.4%	1.7%	(0.3)
Total	37.1%	37.2%	(0.1)

The estimated total cigarette market decreased by 2.4%, primarily reflecting the impact of price increases. The decrease in our cigarette shipment volume primarily reflected the lower total market.

In Italy, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Italy Key Market Data
	Full-Year
			Change
	2016	2015	% / p.p.
Total Cigarette Market (billion units)	72.1	73.8	(2.4)%

PMI Cigarette Shipments (million units)	38,624	39,717	(2.8)%

PMI Cigarette Market Share
Marlboro	24.3%	24.7%	(0.4)
Chesterfield	11.5%	11.0%	0.5
Philip Morris	8.5%	9.2%	(0.7)
Others	8.1%	8.8%	(0.7)
Total	52.4%	53.7%	(1.3)

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

	Poland Key Market Data
	Full-Year
			Change
	2016	2015	% / p.p.
Total Cigarette Market (billion units)	41.3	41.1	0.5%

PMI Cigarette Shipments (million units)	17,485	16,763	4.3%

PMI Cigarette Market Share
Marlboro	11.6%	11.4%	0.2
L&M	18.5%	18.1%	0.4
Chesterfield	9.1%	8.6%	0.5
Others	3.1%	2.7%	0.4
Total	42.3%	40.8%	1.5

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

	Spain Key Market Data
	Full-Year
			Change
	2016	2015	% / p.p.
Total Cigarette Market (billion units)	46.7	46.7	(0.1)%

PMI Cigarette Shipments (million units)	16,365	15,435	6.0%

PMI Cigarette Market Share
Marlboro	18.0%	17.0%	1.0
Chesterfield	8.6%	9.1%	(0.5)
L&M	5.4%	5.8%	(0.4)
Others	1.9%	1.5%	0.4
Total	33.9%	33.4%	0.5

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

Eastern Europe, Middle East & Africa:

Eastern Europe, Middle East & Africa	For the Years Ended December 31,		Variance
(in millions)	2016	2015	$	%
Net revenues	$18,286	$18,328	$(42)	(0.2)%
Excise taxes on products	11,286	10,964	322	2.9%
Net revenues, excluding excise taxes on products	7,000	7,364	(364)	(4.9)%
Operating companies income	3,016	3,425	(409)	(11.9)%

Net revenues decreased by $42 million. Excluding excise taxes, net revenues decreased by $364 million, due to:

•	unfavorable currency ($600 million) and

•	unfavorable volume/mix ($348 million), partly offset by

•	price increases ($584 million).

Operating companies income decreased by $409 million during 2016. This decrease was due primarily to:

•	unfavorable currency ($839 million) and

•	unfavorable volume/mix ($333 million), partly offset by

•	price increases ($584 million) and

•	lower marketing, administration and research costs ($170 million).

Eastern Europe, Middle East & Africa - PMI Cigarette Shipment Volume Commentaries

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

	North Africa Key Market Data
	Full-Year
			Change
	2016	2015	% / p.p.
Total Cigarette Market (billion units)	142.3	139.7	1.9%

PMI Cigarette Shipments (million units)	34,035	38,111	(10.7)%

PMI Cigarette Market Share
Marlboro	8.3%	13.6%	(5.3)
L&M	12.2%	11.8%	0.4
Others	2.7%	2.2%	0.5
Total	23.2%	27.6%	(4.4)

The estimated total cigarette market increased by 1.9%, driven by Egypt, Morocco and Tunisia, partly offset by Algeria. The decrease in our cigarette shipment volume reflected lower market share, mainly due to Marlboro in Algeria, principally resulting from the impact of excise tax-driven price increases, as well as lower-than-anticipated acceptance of Architecture 2.0 for Marlboro Round Taste.

In Russia, estimated industry size, our cigarette shipment volume and market share performance, as measured by Nielsen, are shown in the table below.

	Russia Key Market Data
	Full-Year
			Change
	2016	2015	% / p.p.
Total Cigarette Market (billion units)	280.0	294.1	(4.8)%

PMI Cigarette Shipments (million units)	79,651	84,422	(5.7)%

PMI Cigarette Market Share
Marlboro	1.4%	1.4%	—
Parliament	3.8%	3.9%	(0.1)
Bond Street	8.4%	8.4%	—
Others	13.6%	14.7%	(1.1)
Total	27.2%	28.4%	(1.2)

The estimated total cigarette market decreased by 4.8%, mainly due to the impact of excise tax-driven price increases. The decrease in our cigarette shipment volume, down by 8.3% excluding the impact of estimated distributor inventory movements, mainly reflected the lower total market, and lower cigarette market share primarily due to a decline in "Others" of mid-price L&M and Chesterfield and super-low Optima, resulting from the timing of retail price increases compared to competition.

In Turkey, estimated industry size, our cigarette shipment volume and market share performance, as measured by Nielsen, are shown in the table below.

	Turkey Key Market Data
	Full-Year
			Change
	2016	2015	% / p.p.
Total Cigarette Market (billion units)	105.5	103.2	2.2%

PMI Cigarette Shipments (million units)	49,624	49,014	1.2%

PMI Cigarette Market Share
Marlboro	10.2%	9.5%	0.7
Parliament	11.7%	11.6%	0.1
Lark	7.4%	7.6%	(0.2)
Others	15.0%	15.1%	(0.1)
Total	44.3%	43.8%	0.5

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

	Ukraine Key Market Data
	Full-Year
			Change
	2016	2015	% / p.p.
Total Cigarette Market (billion units)	73.1	70.6	3.5%

PMI Cigarette Shipments (million units)	22,014	19,195	14.7%

PMI Cigarette Market Share
Marlboro	3.1%	3.8%	(0.7)
Parliament	2.9%	2.8%	0.1
Bond Street	10.0%	8.2%	1.8
Others	13.2%	14.9%	(1.7)
Total	29.2%	29.7%	(0.5)

The estimated total cigarette market increased by 3.5%, mainly driven by a lower prevalence of illicit trade. The increase in our cigarette shipment volume reflected the higher total cigarette market. The decrease in our market share was primarily due to Marlboro, reflecting the impact of widened price gaps, and mid-price Chesterfield and super-low President in "Others," mainly resulting from competitive price pressure in the low price segment, partly offset by Bond Street and L&M in "Others."

Asia:

Asia	For the Years Ended December 31,		Variance
(in millions)	2016	2015	$	%
Net revenues	$20,531	$19,469	$1,062	5.5%
Excise taxes on products	11,850	11,266	584	5.2%
Net revenues, excluding excise taxes on products	8,681	8,203	478	5.8%
Operating companies income	3,196	2,886	310	10.7%

Net revenues increased by $1.1 billion. Excluding excise taxes, net revenues increased by $478 million, due primarily to:

•	price increases ($335 million) and

•	favorable volume/mix ($151 million).

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

Asia - PMI Cigarette Shipment Volume Commentaries

Our cigarette shipment volume decreased by 7.6% to 260.0 billion units, mainly due to: Indonesia; Pakistan, reflecting a lower total estimated cigarette market resulting from excise tax-driven price increases and the growth of illicit trade; the Philippines; and Thailand, primarily reflecting the impact of excise tax-driven price increases in the first quarter of 2016, as well as lower market share; and in-switching from our cigarette brands to heated tobacco units; partly offset by Korea, reflecting a normalization of the total estimated cigarette market following the disruptive excise tax increase in January 2015.

Cigarette shipment volume of Marlboro increased by 4.0% to 76.5 billion units, mainly driven by Korea and the Philippines, partly offset by Vietnam, as well as in-switching from that brand to heated tobacco units. Cigarette shipment volume of Parliament increased by 7.5% to 10.1 billion units, driven by Korea. Cigarette shipment volume of Lark decreased by 3.8% to 17.6 billion units, principally due to Japan.

Asia - Key Market Commentaries

In Indonesia, estimated industry size, our cigarette shipment volume, market share and segmentation performance are shown in the tables below.

	Indonesia Key Market Data
	Full-Year
			Change
	2016	2015	% / p.p.
Total Cigarette Market (billion units)	315.6	320.0	(1.4)%

PMI Cigarette Shipments (million units)	105,524	109,840	(3.9)%

PMI Cigarette Market Share
Sampoerna A	14.0%	14.6%	(0.6)
Dji Sam Soe	6.5%	6.9%	(0.4)
U Mild	4.2%	4.7%	(0.5)
Others	8.7%	8.1%	0.6
Total	33.4%	34.3%	(0.9)

	Indonesia Segmentation Data
	Full-Year
			Change
	2016	2015	p.p.
Segment % of Total Market
Hand-Rolled Kretek (SKT)	18.2%	19.1%	(0.9)
Machine-Made Kretek (SKM)	75.8%	74.7%	1.1
Whites (SPM)	6.0%	6.2%	(0.2)
Total	100.0%	100.0%	—

PMI % Share of Segment
Hand-Rolled Kretek (SKT)	37.3%	37.7%	(0.4)
Machine-Made Kretek (SKM)	28.9%	29.7%	(0.8)
Whites (SPM)	79.5%	80.3%	(0.8)

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

	Japan Key Market Data
	Full-Year
			Change
	2016	2015	% / p.p.
Total Cigarette Market (billion units)	173.8	182.3	(4.6)%

PMI Cigarette Shipments (million units)	43,915	45,690	(3.9)%

PMI Cigarette Market Share
Marlboro	10.9%	11.3%	(0.4)
Parliament	2.4%	2.3%	0.1
Lark	9.9%	9.9%	—
Others	1.7%	1.8%	(0.1)
Total	24.9%	25.3%	(0.4)

The estimated total cigarette market decreased by 4.6%, reflecting the continued underlying cigarette consumption decline, the growth of reduced-risk products, and the impact of the April price increases of certain brands of our key competitor. Excluding the net impact of distributor inventory movements, our cigarette shipment volume decreased by 6.5%. The decline was mainly due to a lower total cigarette market, as well as lower cigarette market share, reflecting the impact of competitors' retail pricing, competitors' differentiated menthol taste product offerings and in-switching from our cigarette brands to heated tobacco units.

The estimated national market share of heated tobacco units was 2.9%, bringing our total combined national market share to 27.1%, up by 1.7 points. We calculate national market share for heated tobacco units in Japan as the total sales volume for heated tobacco units as a percentage of the total estimated sales volume for cigarettes and heated tobacco units.

In Korea, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Korea Key Market Data
	Full-Year
			Change
	2016	2015	% / p.p.
Total Cigarette Market (billion units)	73.6	67.3	9.4%

PMI Cigarette Shipments (million units)	15,490	14,201	9.1%

PMI Cigarette Market Share
Marlboro	9.6%	9.6%	—
Parliament	7.9%	7.2%	0.7
Virginia S.	3.0%	3.8%	(0.8)
Others	0.5%	0.6%	(0.1)
Total	21.0%	21.2%	(0.2)

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

	Philippines Key Market Data
	Full-Year
			Change
	2016	2015	% / p.p.
Total Cigarette Market (billion units)	79.3	90.2	(12.0)%

PMI Cigarette Shipments (million units)	56,611	66,236	(14.5)%

PMI Cigarette Market Share
Marlboro	28.4%	20.0%	8.4
Fortune	23.4%	29.2%	(5.8)
Jackpot	7.9%	12.4%	(4.5)
Others	11.6%	11.8%	(0.2)
Total	71.3%	73.4%	(2.1)

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

Latin America & Canada:

Latin America & Canada	For the Years Ended December 31,		Variance
(in millions)	2016	2015	$	%
Net revenues	$9,007	$9,548	$(541)	(5.7)%
Excise taxes on products	6,165	6,389	(224)	(3.5)%
Net revenues, excluding excise taxes on products	2,842	3,159	(317)	(10.0)%
Operating companies income	938	1,085	(147)	(13.5)%

Net revenues decreased by $541 million. Excluding excise taxes, net revenues decreased by $317 million, due to:

•	unfavorable currency ($525 million) and

•	unfavorable volume/mix ($104 million), partly offset by

•	price increases ($312 million).

Operating companies income decreased by $147 million during 2016. This decrease was due to:

•	unfavorable currency ($282 million),

•	unfavorable volume/mix ($85 million),

•	higher manufacturing costs ($57 million) and

•	higher marketing, administration and research costs ($35 million), partly offset by

•	price increases ($312 million).

Latin America & Canada - PMI Cigarette Shipment Volume Commentaries

Our cigarette shipment volume decreased by 4.3% to 87.9 billion units, mainly due to Argentina, partly offset by Mexico. While cigarette shipment volume of Marlboro decreased by 1.8% to 35.2 billion units, its market share increased by 0.6 points to an estimated 15.8%, primarily driven by Brazil, up by 0.6 points to 10.3%, Colombia, up by 0.3 points to 9.3%, and Mexico, up by 1.2 points to 49.0%, partly offset by Argentina, down by 1.9 points to 22.4%. Cigarette shipment volume of Philip Morris decreased by 15.3% to 16.5 billion units, mainly due to Argentina.

Latin America & Canada - Key Market Commentaries

In Argentina, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Argentina Key Market Data
	Full-Year
			Change
	2016	2015	% / p.p.
Total Cigarette Market (billion units)	36.1	40.8	(11.6)%

PMI Cigarette Shipments (million units)	27,512	31,910	(13.8)%

PMI Cigarette Market Share
Marlboro	22.4%	24.3%	(1.9)
Parliament	1.9%	2.1%	(0.2)
Philip Morris	41.6%	44.7%	(3.1)
Others	10.4%	7.1%	3.3
Total	76.3%	78.2%	(1.9)

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

	Canada Key Market Data
	Full-Year
			Change
	2016	2015	% / p.p.
Total Cigarette Market (billion units)	26.3	26.7	(1.6)%

PMI Cigarette Shipments (million units)	10,049	9,926	1.2%

PMI Cigarette Market Share
Belmont	3.7%	3.3%	0.4
Canadian Classics	10.2%	10.3%	(0.1)
Next	11.3%	10.6%	0.7
Others	13.2%	13.1%	0.1
Total	38.4%	37.3%	1.1

The estimated total cigarette market decreased by 1.6%. The increase in our cigarette shipment volume was principally driven by higher cigarette market share, favorably impacted by estimated trade inventory movements, partly offset by a lower total market.

In Mexico, estimated industry size, our cigarette shipment volume and market share performance are shown in the table below.

	Mexico Key Market Data
	Full-Year
			Change
	2016	2015	% / p.p.
Total Cigarette Market (billion units)	36.2	33.8	7.0%

PMI Cigarette Shipments (million units)	25,080	23,246	7.9%

PMI Cigarette Market Share
Marlboro	49.0%	47.8%	1.2
Delicados	9.7%	10.7%	(1.0)
Benson & Hedges	4.7%	4.5%	0.2
Others	5.9%	5.8%	0.1
Total	69.3%	68.8%	0.5

The estimated total cigarette market increased by 7.0%, or by 2.2% excluding the net impact of estimated trade inventory movements, primarily reflecting improved market conditions and a lower prevalence of illicit trade. The increase in our cigarette shipment volume reflected the higher total market. Our cigarette market share, benefiting from the impact of estimated inventory movements, was up by 0.5 points, with growth of Marlboro and Benson & Hedges, reflecting the impact of new product launches, partly offset by low-price Delicados. Our share of the premium segment, representing 56.9% of the total market, increased by 1.0 point to 93.5%.

Financial Review

• Net Cash Provided by Operating Activities

Net cash provided by operating activities of $8.9 billion for the year ended December 31, 2017, increased by $0.8 billion from the comparable 2016 period. While the impacts of the Tax Cuts and Jobs Act reduced net earnings by $1.6 billion, there was no net impact on operating cash flows for the year, as the changes in deferred taxes and income taxes payable offset the net earnings impact. Excluding the impact of the Tax Cuts and Jobs Act as well as favorable currency movements of $0.4 billion, the increase in cash flows provided by operating activities can be attributed to higher net earnings offset by working capital and other movements.

At December 31, 2017, PMI recorded an income tax payable of $1.7 billion representing the transition tax of $2.2 billion, partially offset by foreign tax credits related to foreign withholding taxes previously paid of $0.5 billion. The income tax payable is due over an 8-year period beginning in 2018. For further details, see Item 8, Note 11. Income Taxes to our consolidated financial statements.

Net cash provided by operating activities of $8.1 billion for the year ended December 31, 2016, increased by $212 million from the comparable 2015 period. Excluding unfavorable currency movements of $409 million, the change was due primarily to net earnings growth and lower cash payments related to exit costs, partly offset by higher working capital requirements and 2016 installment payments of security into a court trust pertaining to the Létourneau and Blais cases as well as a 2016 payment to the South Korean tax authorities (see Item 8, Note 18. Contingencies for additional information).
Excluding currency, the unfavorable variance in working capital was due primarily to the following:

•
more cash used for accounts receivable, primarily due to the timing of sales and cash collections (including unfavorable comparisons to the cash flows provided for accounts receivable in 2015 following the expansion of arrangements to sell accounts receivable to unaffiliated financial institutions as disclosed in Item 8, Note 20. Sale of Accounts Receivable), partly offset by

•	more cash provided by accrued liabilities and other current assets, primarily due to the timing of payments for excise taxes.

• Net Cash Used in Investing Activities

Net cash used in investing activities of $3.0 billion for the year ended December 31, 2017, increased by $2.0 billion from the comparable 2016 period. This increase in net cash used of $2.0 billion was due principally to cash collateral posted to secure derivatives designated as net investment hedges of Euro assets following the strengthening of the Euro versus the U.S. dollar, and higher capital expenditures. For further details on our derivatives designated as net investment hedges, see Item 8, Note 15. Financial Instruments.

Net cash used in investing activities of $968 million for the year ended December 31, 2016, increased by $260 million from the comparable 2015 period, due primarily to higher capital expenditures.

Our capital expenditures were $1.5 billion in 2017, $1.2 billion in 2016 and $1.0 billion in 2015. The 2017 expenditures were primarily related to our ongoing investments in RRPs to support capacity expansion (notably for heated tobacco units). We expect total capital expenditures in 2018 of approximately $1.7 billion (including additional capital expenditures related to our ongoing investment in RRPs to support capacity expansion), to be funded by operating cash flows.

• Net Cash Used in Financing Activities

During 2017, net cash used in financing activities was $2.8 billion, compared with net cash used in financing activities of $5.4 billion during 2016 and $4.7 billion in 2015.

The 2017 change was due primarily to higher proceeds from long-term debt issuances (primarily the $6.9 billion proceeds in 2017 from our U.S. dollar and Euro debt issuances versus the $3.5 billion proceeds in 2016 from our U.S. dollar and Euro debt issuances).

The 2016 change was due primarily to lower net proceeds received from the sale of subsidiary shares to noncontrolling interests, partially offset by higher proceeds from long-term debt issuances. For further details on the proceeds from the sale of subsidiary shares in 2015, see Item 8, Note 6. Acquisitions and Other Business Arrangements to our consolidated financial statements.

Dividends paid in 2017, 2016 and 2015 were $6.5 billion, $6.4 billion and $6.3 billion, respectively.

• Debt and Liquidity

We define cash and cash equivalents as short-term, highly liquid investments, readily convertible to known amounts of cash that mature within a maximum of three months and have an insignificant risk of change in value due to interest rate or credit risk changes. As a policy, we do not hold any investments in structured or equity-linked products. Our cash and cash equivalents are predominantly held in demand deposits with institutions that have investment-grade long-term credit rating. As part of our cash management strategy and in order to manage counterparty exposure, we also enter into reverse repurchase agreements. Such agreements are collateralized with government or corporate securities held by a custodial bank and, at maturity, cash is paid back to PMI and the collateral is returned to the bank. While we entered into these agreements during the periods and had an average balance during 2017 and 2016 of $0.9 billion and $0.2 billion, respectively, we had a zero balance both at December 31, 2017 and December 31, 2016.
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

Credit Ratings – The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. At February 9, 2018, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Negative
Fitch	F1	A	Negative

Credit Facilities – On January 29, 2018, we entered into an agreement to extend the term of our $2.0 billion 364-day revolving credit facility from February 6, 2018, to February 5, 2019. On August 29, 2017, we entered into an agreement, effective October 1, 2017, to extend the term of our $3.5 billion multi-year revolving credit facility, for an additional year covering the period October 1, 2021 to October 1, 2022.

At February 9, 2018, our committed credit facilities were as follows:

(in billions)
Type	Committed Credit Facilities
364-day revolving credit, expiring February 5, 2019	$2.0
Multi-year revolving credit, expiring February 28, 2021	2.5
Multi-year revolving credit, expiring October 1, 2022	3.5
Total facilities	$8.0

At February 9, 2018, there were no borrowings under the committed credit facilities, and the entire committed amounts were available for borrowing.

All banks participating in our committed credit facilities have an investment-grade long-term credit rating from the credit rating agencies. We continuously monitor the credit quality of our banking group, and at this time we are not aware of any potential non-performing credit provider.

Each of these facilities requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“consolidated EBITDA”) to consolidated interest expense of not less than 3.5 to 1.0 on a rolling four-quarter basis. At December 31, 2017, our ratio calculated in accordance with the agreements was 10.6 to 1.0. These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require us to post collateral. We expect to continue to meet our covenants. The terms “consolidated EBITDA” and “consolidated interest expense,” both of which include certain adjustments, are defined in the facility agreements previously filed with the U.S. Securities and Exchange Commission.
In addition to the committed credit facilities discussed above, certain of our subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $2.8 billion at December 31, 2017 and $2.9 billion at December 31, 2016, are for the sole use of our subsidiaries. Borrowings under these arrangements amounted to $499 million at December 31, 2017, and $643 million at December 31, 2016.

Commercial Paper Program – We continue to have access to liquidity in the commercial paper market through programs in place in the U.S. and in Europe having an aggregate issuance capacity of $8.0 billion. At December 31, 2017 and December 31, 2016, we had no commercial paper outstanding. The average commercial paper balance outstanding during 2017 and 2016 was $5.2 billion and $4.2 billion, respectively.

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

Our operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of December 31, 2017, 2016 and 2015 were $1,092 million, $729 million and $888 million, respectively. The net proceeds received are included in cash provided by operating activities in the consolidated statements of cash flows.

For further details, see Item 8, Note 20. Sale of Accounts Receivable to our consolidated financial statements.

Debt – Our total debt was $34.3 billion at December 31, 2017, and $29.1 billion at December 31, 2016. Our total debt is primarily fixed rate in nature. For further details, see Item 8, Note 7. Indebtedness. The weighted-average all-in financing cost of our total debt was 2.6% in 2017, compared to 2.8% in 2016. See Item 8, Note 16. Fair Value Measurements to our consolidated financial statements for a discussion of our disclosures related to the fair value of debt. The amount of debt that we can issue is subject to approval by our Board of Directors.

On February 14, 2017, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.
Our debt issuances in 2017 were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity

U.S. dollar notes	(a)	$700	1.625%	February 2017	February 2019
U.S. dollar notes	(b)	$300	Floating	February 2017	February 2020
U.S. dollar notes	(a)	$1,000	2.000%	February 2017	February 2020
U.S. dollar notes	(a)	$500	2.625%	February 2017	February 2022
U.S. dollar notes	(c)	$750	2.375%	August 2017	August 2022
U.S. dollar notes	(c)	$500	3.125%	August 2017	August 2027
U.S. dollar notes	(d)	$750	1.875%	November 2017	November 2019
U.S. dollar notes	(d)	$750	2.500%	November 2017	November 2022
U.S. dollar notes	(e)	$500	3.125%	November 2017	March 2028
EURO notes	(f)	€500 (approximately $582)	0.625%	November 2017	November 2024
EURO notes	(f)	€500 (approximately $582)	1.875%	November 2017	November 2037

(a) Interest on these notes is payable semi-annually in arrears beginning in August 2017.
(b) Interest on these notes is payable quarterly in arrears beginning in May 2017.
(c) Interest on these notes is payable semi-annually in arrears beginning in February 2018.
(d) Interest on these notes is payable semi-annually in arrears beginning May 2018.
(e) Interest on these notes is payable semi-annually in arrears beginning March 2018.
(f) Interest on these notes is payable annually in arrears beginning November 2018.

The net proceeds from the sale of the securities listed in the table above were used for general corporate purposes.

The weighted-average time to maturity of our long-term debt was 9.4 years at the end of 2017 and 10.6 years at the end of 2016.

•	Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have no off-balance sheet arrangements, including special purpose entities, other than guarantees and contractual obligations discussed below.

Guarantees – At December 31, 2017, we were contingently liable for $0.9 billion of guarantees of our own performance, which were primarily related to excise taxes on the shipment of our products. There is no liability in the consolidated financial statements associated with these guarantees. At December 31, 2017, our third-party guarantees were insignificant.

Aggregate Contractual Obligations – The following table summarizes our contractual obligations at December 31, 2017:

		Payments Due
(in millions)	Total	2018	2019-2020	2021-2022	2023 and Thereafter
Long-term debt (1)	$34,120	$2,506	$8,221	$5,811	$17,582
Interest on borrowings (2)	11,131	981	1,656	1,372	7,122
Operating leases (3)	849	179	219	95	356
Purchase obligations (4):
Inventory and production costs	5,040	2,696	1,255	687	402
Other	2,230	1,437	588	194	11
	7,270	4,133	1,843	881	413
Other long-term liabilities (5)	468	58	60	42	308
	$53,838	$7,857	$11,999	$8,201	$25,781

(1) Amounts represent the expected cash payments of our long-term debt and capital lease obligations.
(2) Amounts represent the expected cash payments of our interest expense on our long-term debt, including the current portion of long-term debt. Interest on our fixed-rate debt is presented using the stated interest rate. Interest on our variable debt is estimated using the rate in effect at December 31, 2017. Amounts exclude the amortization of debt discounts, the amortization of loan fees and fees for lines of credit that would be included in interest expense in the consolidated statements of earnings.
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
(5) Other long-term liabilities consist primarily of postretirement health care costs and accruals established for employment costs. The following long-term liabilities included on the consolidated balance sheet are excluded from the table above: accrued pension and postemployment costs, tax contingencies, insurance accruals and other accruals. We are unable to estimate the timing of payments (or contributions in the case of accrued pension costs) for these items. Currently, we anticipate making pension contributions of approximately $53 million in 2018, based on current tax and benefit laws (as discussed in Item 8, Note 13. Benefit Plans to our consolidated financial statements).

• Equity and Dividends

We discuss our stock awards as of December 31, 2017, in Item 8, Note 9. Stock Plans to our consolidated financial statements.

During 2017, 2016 and 2015, we did not repurchase any shares under a share repurchase program and we do not presently intend to repurchase shares of our common stock in 2018.

Dividends paid in 2017 were $6.5 billion. During the third quarter of 2017, our Board of Directors approved a 2.9% increase in the quarterly dividend to $1.07 per common share. As a result, the present annualized dividend rate is $4.28 per common share.

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

See Item 8, Note 15. Financial Instruments, Item 8, Note 16. Fair Value Measurements and Item 8, Note 19. Balance Sheet Offsetting to our consolidated financial statements for further details on our derivative financial instruments and the related collateral arrangements.

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

The computation estimates were made assuming normal market conditions, using a 95% confidence interval. We use a “variance/co-variance” model to determine the observed interrelationships between movements in interest rates and various currencies. These interrelationships were determined by observing interest rate and forward currency rate movements over the preceding quarter for determining value at risk at December 31, 2017 and 2016, and over each of the four preceding quarters for the calculation of average value at risk amounts during each year. The values of foreign currency options do not change on a one-to-one basis with the underlying currency and were valued accordingly in the computation.

The estimated potential one-day loss in fair value of our interest-rate-sensitive instruments, primarily debt, under normal market conditions and the estimated potential one-day loss in pre-tax earnings from foreign currency instruments under normal market conditions, as calculated in the value at risk model, were as follows:

	Pre-Tax Earnings Impact
(in millions)	At 12/31/17	Average	High	Low
Instruments sensitive to:
Foreign currency rates	$27	$49	$58	$27

	Fair Value Impact
(in millions)	At 12/31/17	Average	High	Low
Instruments sensitive to:
Interest rates	$118	$150	$173	$118

	Pre-Tax Earnings Impact
(in millions)	At 12/31/16	Average	High	Low
Instruments sensitive to:
Foreign currency rates	$63	$58	$87	$34

	Fair Value Impact
(in millions)	At 12/31/16	Average	High	Low
Instruments sensitive to:
Interest rates	$143	$147	$217	$112

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

Contingencies

See Item 3 and Item 8, Note 18. Contingencies to our consolidated financial statements for a discussion of contingencies.

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
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and whether to invest in or remain invested in our securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this document, particularly in Item 1A. Risk Factors and Business Environment of this section. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time, except in the normal course of our public disclosure obligations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this Item is included in Item 7, Market Risk.

Item 8.	Financial Statements and Supplementary Data.

Consolidated Balance Sheets
(in millions of dollars, except share data)

at December 31,	2017	2016
Assets
Cash and cash equivalents	$8,447	$4,239
Receivables (less allowances of $30 in 2017 and $42 in 2016)	3,738	3,499
Inventories:
Leaf tobacco	2,606	2,498
Other raw materials	1,563	1,569
Finished product	4,637	4,950
	8,806	9,017
Other current assets	603	853
Total current assets	21,594	17,608
Property, plant and equipment, at cost:
Land and land improvements	639	590
Buildings and building equipment	3,989	3,474
Machinery and equipment	8,976	7,366
Construction in progress	962	930
	14,566	12,360
Less: accumulated depreciation	7,295	6,296
	7,271	6,064
Goodwill (Note 3)	7,666	7,324
Other intangible assets, net (Note 3)	2,432	2,470
Investments in unconsolidated subsidiaries (Note 4)	1,074	1,011
Deferred income taxes	1,007	859
Other assets	1,924	1,515
Total Assets	$42,968	$36,851

See notes to consolidated financial statements.

at December 31,	2017	2016
Liabilities
Short-term borrowings (Note 7)	$499	$643
Current portion of long-term debt (Note 7)	2,506	2,573
Accounts payable	2,242	1,666
Accrued liabilities:
Marketing and selling	708	575
Taxes, except income taxes	5,324	6,204
Employment costs	856	800
Dividends payable	1,669	1,621
Other	1,346	1,553
Income taxes (Note 11)	812	832
Total current liabilities	15,962	16,467
Long-term debt (Note 7)	31,334	25,851
Deferred income taxes	799	1,897
Employment costs	2,271	2,800
Income taxes and other liabilities (Note 11)	2,832	736
Total liabilities	53,198	47,751
Contingencies (Note 18)
Stockholders’ (Deficit) Equity
Common stock, no par value (2,109,316,331 shares issued in 2017 and 2016)	—	—
Additional paid-in capital	1,972	1,964
Earnings reinvested in the business	29,859	30,397
Accumulated other comprehensive losses	(8,535)	(9,559)
	23,296	22,802
Less: cost of repurchased stock (556,098,569 and 557,930,784 shares in 2017 and 2016, respectively)	35,382	35,490
Total PMI stockholders’ deficit	(12,086)	(12,688)
Noncontrolling interests	1,856	1,788
Total stockholders’ deficit	(10,230)	(10,900)
Total Liabilities and Stockholders’ (Deficit) Equity	$42,968	$36,851

See notes to consolidated financial statements.

Consolidated Statements of Earnings
(in millions of dollars, except per share data)

for the years ended December 31,	2017	2016	2015
Net revenues	$78,098	$74,953	$73,908
Cost of sales	10,432	9,391	9,365
Excise taxes on products	49,350	48,268	47,114
Gross profit	18,316	17,294	17,429
Marketing, administration and research costs	6,725	6,405	6,656
Asset impairment and exit costs	—	—	68
Amortization of intangibles	88	74	82
Operating income	11,503	10,815	10,623
Interest expense, net (Note 14)	914	891	1,008
Earnings before income taxes	10,589	9,924	9,615
Provision for income taxes (Note 11)	4,307	2,768	2,688
Equity (income)/loss in unconsolidated subsidiaries, net	(59)	(94)	(105)
Net earnings	6,341	7,250	7,032
Net earnings attributable to noncontrolling interests	306	283	159
Net earnings attributable to PMI	$6,035	$6,967	$6,873
Per share data (Note 10):
Basic earnings per share	$3.88	$4.48	$4.42
Diluted earnings per share	$3.88	$4.48	$4.42

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Earnings
(in millions of dollars)

for the years ended December 31,	2017	2016	2015
Net earnings	$6,341	$7,250	$7,032
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $620 in 2017, ($101) in 2016 and ($143) in 2015	330	(14)	(2,248)
(Gains)/losses transferred to earnings, net of income taxes of $- in 2017, 2016 and 2015	(2)	5	(1)
Change in net loss and prior service cost:
Net gains (losses) and prior service costs, net of income taxes of ($17) in 2017, $78 in 2016 and $17 in 2015	523	(460)	(536)
Amortization of net losses, prior service costs and net transition costs, net of income taxes of ($31) in 2017, ($43) in 2016 and ($48) in 2015	228	224	227
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $8 in 2017, ($4) in 2016 and ($5) in 2015	(44)	8	38
(Gains) losses transferred to earnings, net of income taxes of $2 in 2017, ($3) in 2016 and $14 in 2015	(11)	30	(102)
Total other comprehensive earnings (losses)	1,024	(207)	(2,622)
Total comprehensive earnings	7,365	7,043	4,410
Less comprehensive earnings attributable to:
Noncontrolling interests	306	233	113
Comprehensive earnings attributable to PMI	$7,059	$6,810	$4,297

See notes to consolidated financial statements.

Consolidated Statements of Stockholders' (Deficit) Equity
(in millions of dollars, except per share data)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, January 1, 2015	$—	$710	$29,249	$(6,826)	$(35,762)	$1,426	$(11,203)
Net earnings			6,873			159	7,032
Other comprehensive earnings (losses), net of income taxes				(2,576)		(46)	(2,622)
Issuance of stock awards		(3)			149		146
Dividends declared ($4.04 per share)			(6,280)				(6,280)
Payments to noncontrolling interests						(171)	(171)
Sale (purchase) of subsidiary shares to/(from) noncontrolling interests (Note 6)		1,222				400	1,622
Balances, December 31, 2015	—	1,929	29,842	(9,402)	(35,613)	1,768	(11,476)
Net earnings			6,967			283	7,250
Other comprehensive earnings (losses), net of income taxes				(157)		(50)	(207)
Issuance of stock awards		37			123		160
Dividends declared ($4.12 per share)			(6,412)				(6,412)
Payments to noncontrolling interests						(219)	(219)
Other		(2)				6	4
Balances, December 31, 2016	—	1,964	30,397	(9,559)	(35,490)	1,788	(10,900)
Net earnings			6,035			306	6,341
Other comprehensive earnings (losses), net of income taxes				1,024		—	1,024
Issuance of stock awards		20			108		128
Dividends declared ($4.22 per share)			(6,573)				(6,573)
Payments to noncontrolling interests						(255)	(255)
Other		(12)				17	5
Balances, December 31, 2017	$—	$1,972	$29,859	$(8,535)	$(35,382)	$1,856	$(10,230)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(in millions of dollars)

for the years ended December 31,	2017	2016	2015
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net earnings	$6,341	$7,250	$7,032
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	875	743	754
Deferred income tax (benefit) provision	(501)	182	(18)
Asset impairment and exit costs, net of cash paid	(10)	(31)	(164)
Cash effects of changes in:
Receivables, net	(92)	(1,009)	647
Inventories	730	(695)	(841)
Accounts payable	425	373	310
Accrued liabilities and other current assets	(554)	1,477	(8)
Income taxes	1,370	(209)	(42)
Pension plan contributions	(66)	(191)	(154)
Other	394	187	349
Net cash provided by operating activities	8,912	8,077	7,865
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Capital expenditures	(1,548)	(1,172)	(960)
Investments in unconsolidated subsidiaries	(111)	(41)	(55)
Net investment hedges	(1,527)	295	239
Other	172	(50)	68
Net cash used in investing activities	(3,014)	(968)	(708)
See notes to consolidated financial statements.

for the years ended December 31,	2017	2016	2015
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Short-term borrowing activity by original maturity:
Net repayments - maturities of 90 days or less	$(127)	$(12)	$(266)
Issuances - maturities longer than 90 days	1,634	—	—
Repayments - maturities longer than 90 days	(1,634)	—	—
Long-term debt proceeds	6,850	3,536	1,539
Long-term debt repaid	(2,551)	(2,393)	(1,229)
Repurchases of common stock	—	—	(48)
Dividends paid	(6,520)	(6,378)	(6,250)
Sale (purchase) of subsidiary shares to/(from) noncontrolling interests (Note 6)	5	7	1,622
Other	(426)	(173)	(104)
Net cash used in financing activities	(2,769)	(5,413)	(4,736)
Effect of exchange rate changes on cash and cash equivalents	1,079	(874)	(686)
Cash and cash equivalents:
Increase	4,208	822	1,735
Balance at beginning of year	4,239	3,417	1,682
Balance at end of year	$8,447	$4,239	$3,417

Cash Paid:
Interest	$1,050	$1,052	$1,045
Income taxes	$3,403	$2,829	$2,771

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1.

Background and Basis of Presentation:

Background

Philip Morris International Inc. is a holding company incorporated in Virginia, U.S.A., whose subsidiaries and affiliates and their licensees are engaged in the manufacture and sale of cigarettes and other nicotine-containing products, including reduced-risk products, in markets outside of the United States of America. Throughout these financial statements, the term "PMI" refers to Philip Morris International Inc. and its subsidiaries.

Reduced-risk products ("RRPs") is the term PMI uses to refer to products that present, are likely to present, or have the potential to present less risk of harm to smokers who switch to these products versus continued smoking.  PMI has a range of RRPs in various stages of development, scientific assessment and commercialization.

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

The consolidated financial statements include PMI, as well as its wholly-owned and majority-owned subsidiaries. Investments in which PMI exercises significant influence (generally 20%-50% ownership interest) are accounted for under the equity method of accounting. Investments in which PMI has an ownership interest of less than 20%, or does not exercise significant influence, are accounted for under the cost method of accounting. All intercompany transactions and balances have been eliminated.

Certain prior years' amounts have been reclassified to conform with the current year's presentation, due primarily to the aggregation of the U.S. and non-U.S. pension plans in Note 13. Benefit Plans.

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

Goodwill and non-amortizable intangible assets valuation

PMI tests goodwill and non-amortizable intangible assets for impairment annually or more frequently if events occur that would warrant such review. PMI performs its annual impairment analysis in the second quarter of each year. The impairment analysis involves comparing the fair value of each reporting unit or non-amortizable intangible asset to the carrying value. If the carrying value exceeds the fair value, goodwill or a non-amortizable intangible asset is considered impaired.

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

Income taxes

Income taxes are provided on all earnings for jurisdictions outside the United States. These provisions, as well as state and local income tax provisions, are determined on a separate company basis, and the related assets and liabilities are recorded in PMI’s consolidated balance sheets. Significant judgment is required in determining income tax provisions and in evaluating tax positions. PMI recognizes accrued interest and penalties associated with uncertain tax positions as part of the provision for income taxes on the consolidated statements of earnings.

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

Revenue recognition

PMI recognizes revenues, net of sales incentives and including shipping and handling charges billed to customers, either upon shipment or delivery of goods when title and risk of loss pass to customers. Excise taxes billed by PMI to customers are reported in net revenues. Shipping and handling costs are classified as part of cost of sales. Estimated costs associated with warranty programs are generally provided for in cost of sales in the period the related revenues are recognized.

On May 28, 2014, the Financial Accounting Standards Board issued Accounting Standards Update ASU 2014-09, "Revenue from Contracts with Customers." For further details, see Note 21. New Accounting Standards.

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

Note 3.

Goodwill and Other Intangible Assets, net:
Goodwill and other intangible assets, net, by segment were as follows:

	Goodwill		Other Intangible Assets, net
(in millions)	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
European Union	$1,419	$1,238	$458	$479
Eastern Europe, Middle East & Africa	423	372	194	200
Asia	3,577	3,596	1,048	1,074
Latin America & Canada	2,247	2,118	732	717
Total	$7,666	$7,324	$2,432	$2,470

Goodwill primarily reflects PMI’s acquisitions in Canada, Colombia, Greece, Indonesia, Mexico, Pakistan and Serbia, as well as the business combination in the Philippines.

The movements in goodwill were as follows:

(in millions)	European Union	Eastern Europe, Middle East & Africa	Asia	Latin America & Canada	Total
Balance at January 1, 2016	$1,310	$374	$3,581	$2,150	$7,415
Changes due to:
Currency	(72)	(2)	15	(32)	(91)
Balance at December 31, 2016	1,238	372	3,596	2,118	7,324
Changes due to:
Currency	181	51	(19)	129	342
Balance at December 31, 2017	$1,419	$423	$3,577	$2,247	$7,666

Additional details of other intangible assets were as follows:

	December 31, 2017		December 31, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$1,323		$1,455
Amortizable intangible assets	1,798	$689	1,598	$583
Total other intangible assets	$3,121	$689	$3,053	$583

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia in 2005 and Mexico in 2007. Amortizable intangible assets primarily consist of certain trademarks and distribution networks associated with business combinations. During the first quarter of 2017, PMI reclassified three trademarks with a gross carrying amount of $153 million from non-amortizable intangible assets to amortizable intangible assets. The gross carrying amount, the range of useful lives as well as the weighted-average remaining useful life of amortizable intangible assets at December 31, 2017, were as follows:

Description (dollars in millions)	Gross Carrying Amount	Initial Estimated Useful Lives	Weighted-Average Remaining Useful Life
Trademarks	$1,559	2 - 40 years	19 years
Distribution networks	152	5 - 30 years	9 years
Other (including farmer contracts and intellectual property rights)	87	4 - 17 years	9 years
	$1,798

Pre-tax amortization expense for intangible assets during the years ended December 31, 2017, 2016 and 2015, was $88 million, $74 million and $82 million, respectively. Amortization expense for each of the next five years is estimated to be $84 million or less, assuming no additional transactions occur that require the amortization of intangible assets.

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

Note 4.

Investments in Unconsolidated Subsidiaries:

At December 31, 2017 and 2016, PMI had total investments in unconsolidated subsidiaries of $1,074 million and $1,011 million, respectively, which were accounted for under the equity method of accounting. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses and movements in currency translation adjustments. The carrying value of our equity method investments at December 31, 2017 and 2016 exceeded our share of the unconsolidated subsidiaries' book value by $927 million and $867 million, respectively. The difference between the investment carrying value and the amount of underlying equity in net assets, excluding $873 million and $810 million attributable to goodwill as of December 31, 2017 and 2016, respectively, is being amortized on a straight-line basis over the underlying assets' estimated useful lives of 10 to 20 years. At December 31, 2017 and 2016, PMI received year-to-date dividends from unconsolidated subsidiaries of $120 million and $117 million, respectively.

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

PMI holds a 23% equity interest in Megapolis Distribution BV, the holding company of CJSC TK Megapolis, PMI's distributor in Russia.

The initial investments in EITA and Megapolis Distribution BV were recorded at cost and are included in investments in unconsolidated subsidiaries on the consolidated balance sheets.

PMI’s earnings activity from unconsolidated subsidiaries was as follows:

	For the Years Ended December 31,
(in millions)	2017	2016
Net revenues	$4,425	$3,985

PMI’s balance sheet activity related to unconsolidated subsidiaries was as follows:

	At December 31,
(in millions)	2017	2016
Receivables	$293	$289

The activity primarily related to agreements with PMI’s unconsolidated subsidiaries within the Eastern Europe, Middle East & Africa segment. These agreements, which are in the ordinary course of business, are primarily for distribution, contract manufacturing and licenses. PMI eliminated its respective share of all significant intercompany transactions with the equity method investees.

Note 5.

Product Warranty:

PMI's IQOS devices are subject to standard product warranties generally for a period of 12 months from the date of purchase or such other periods as required by law. Estimated costs associated with warranty programs are generally provided for in cost of sales in the period the related revenue is recognized, and during 2017, PMI recorded $168 million associated with these product warranty programs. PMI assesses the adequacy of its accrued warranty liabilities and adjusts the amounts as necessary based on actual experience and changes in future estimates. Factors that affect warranty obligations may vary across markets but typically include product failure rates, logistics and service delivery costs, and warranty policies. At December 31, 2017, $71 million was accrued related to these warranty obligations within other accrued liabilities.

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

Note 7.

Indebtedness:

Short-Term Borrowings

At December 31, 2017 and 2016, PMI’s short-term borrowings and related average interest rates consisted of the following:

	December 31, 2017		December 31, 2016
(in millions)	Amount Outstanding	Average Year-End Rate	Amount Outstanding	Average Year-End Rate
Commercial paper	$—	—%	$—	—%
Bank loans	499	5.7	643	5.0
	$499		$643
Given the mix of subsidiaries and their respective local economic environments, the average interest rate for bank loans above can vary significantly from day to day and country to country.
The fair values of PMI’s short-term borrowings at December 31, 2017 and 2016, based upon current market interest rates, approximate the amounts disclosed above.

Long-Term Debt

At December 31, 2017 and 2016, PMI’s long-term debt consisted of the following:

	December 31,
(in millions)	2017	2016
U.S. dollar notes, 1.375% to 6.375% (average interest rate 3.560%), due through 2044	$23,291	$19,857
Foreign currency obligations:
Euro notes, 0.625% to 3.125% (average interest rate 2.250%), due through 2037	8,997	6,828
Swiss franc notes, 0.750% to 2.000% (average interest rate 1.269%), due through 2024	1,376	1,312
Other (average interest rate 3.421%), due through 2024	176	427
	33,840	28,424
Less current portion of long-term debt	2,506	2,573
	$31,334	$25,851

Other debt:
Other foreign currency debt above includes mortgage debt in Switzerland and capital lease obligations at December 31, 2017 and December 31, 2016. Other foreign currency debt above also includes a bank loan in the Philippines at December 31, 2016.
Debt Issuances Outstanding:
PMI’s debt issuances outstanding at December 31, 2017, were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity
U.S. dollar notes		$2,500	5.650%	May 2008	May 2018
U.S. dollar notes		$750	1.875%	November 2013	January 2019
U.S. dollar notes		$700	1.625%	February 2017	February 2019
U.S. dollar notes		$500	1.375%	February 2016	February 2019
U.S. dollar notes		$750	1.875%	November 2017	November 2019
U.S. dollar notes		$300	Floating	February 2017	February 2020
U.S. dollar notes		$1,000	2.000%	February 2017	February 2020
U.S. dollar notes		$1,000	4.500%	March 2010	March 2020
U.S. dollar notes		$750	1.875%	February 2016	February 2021
U.S. dollar notes		$350	4.125%	May 2011	May 2021
U.S. dollar notes		$750	2.900%	November 2011	November 2021
U.S. dollar notes		$500	2.625%	February 2017	February 2022
U.S. dollar notes		$750	2.375%	August 2017	August 2022
U.S. dollar notes		$750	2.500%	August 2012	August 2022
U.S. dollar notes		$750	2.500%	November 2017	November 2022
U.S. dollar notes		$600	2.625%	March 2013	March 2023
U.S. dollar notes		$500	2.125%	May 2016	May 2023
U.S. dollar notes		$500	3.600%	November 2013	November 2023
U.S. dollar notes		$750	3.250%	November 2014	November 2024
U.S. dollar notes		$750	3.375%	August 2015	August 2025
U.S. dollar notes		$750	2.750%	February 2016	February 2026
U.S. dollar notes		$500	3.125%	August 2017	August 2027
U.S. dollar notes		$500	3.125%	November 2017	March 2028
U.S. dollar notes		$1,500	6.375%	May 2008	May 2038
U.S. dollar notes		$750	4.375%	November 2011	November 2041
U.S. dollar notes		$700	4.500%	March 2012	March 2042
U.S. dollar notes		$750	3.875%	August 2012	August 2042
U.S. dollar notes		$850	4.125%	March 2013	March 2043
U.S. dollar notes		$750	4.875%	November 2013	November 2043
U.S. dollar notes		$750	4.250%	November 2014	November 2044
U.S. dollar notes	(a)	$500	4.250%	May 2016	November 2044
EURO notes	(b)	€750 (approximately $951)	2.125%	May 2012	May 2019
EURO notes	(b)	€1,250 (approximately $1,621)	1.750%	March 2013	March 2020
EURO notes	(b)	€750 (approximately $1,029)	1.875%	March 2014	March 2021
EURO notes	(b)	€600 (approximately $761)	2.875%	May 2012	May 2024
EURO notes	(b)	€500 (approximately $582)	0.625%	November 2017	November 2024
EURO notes	(b)	€750 (approximately $972)	2.750%	March 2013	March 2025
EURO notes	(b)	€1,000 (approximately $1,372)	2.875%	March 2014	March 2026
EURO notes	(b)	€500 (approximately $697)	2.875%	May 2014	May 2029

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity
EURO notes	(b)	€500 (approximately $648)	3.125%	June 2013	June 2033
EURO notes	(b)	€500 (approximately $578)	2.000%	May 2016	May 2036
EURO notes	(b)	€500 (approximately $582)	1.875%	November 2017	November 2037
Swiss franc notes	(b)	CHF200 (approximately $217)	0.875%	March 2013	March 2019
Swiss franc notes	(b)	CHF275 (approximately $311)	0.750%	May 2014	December 2019
Swiss franc notes	(b)	CHF325 (approximately $334)	1.000%	September 2012	September 2020
Swiss franc notes	(b)	CHF300 (approximately $335)	2.000%	December 2011	December 2021
Swiss franc notes	(b)	CHF250 (approximately $283)	1.625%	May 2014	May 2024

(a) These notes are a further issuance of the 4.250% notes issued by PMI in November 2014.
(b) USD equivalents for foreign currency notes were calculated based on exchange rates on the date of issuance.

The net proceeds from the sale of the securities listed in the table above were used for general corporate purposes, including working capital requirements and repurchase of PMI's common stock until 2015.

Aggregate maturities:
Aggregate maturities of long-term debt are as follows:

(in millions)
2018	$2,506
2019	4,091
2020	4,130
2021	3,056
2022	2,755
2023-2027	8,144
2028-2032	1,097
Thereafter	8,341
34,120
Debt discounts	(280)
Total long-term debt	$33,840

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

At December 31, 2017, PMI’s total committed credit facilities and commercial paper outstanding were as follows:

Type (in billions of dollars)	Committed Credit Facilities	Commercial Paper
364-day revolving credit, expiring February 6, 2018	$2.0
Multi-year revolving credit, expiring February 28, 2021	2.5
Multi-year revolving credit, expiring October 1, 2022	3.5
Total facilities	$8.0
Commercial paper outstanding		$—

At December 31, 2017, there were no borrowings under these committed credit facilities, and the entire committed amounts were available for borrowing.

On January 29, 2018, PMI entered into an agreement to extend the term of its $2.0 billion 364-day revolving credit facility from February 6, 2018, to February 5, 2019.

Each of these facilities requires PMI to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“consolidated EBITDA”) to consolidated interest expense of not less than 3.5 to 1.0 on a rolling four-quarter basis. At December 31, 2017, PMI’s ratio calculated in accordance with the agreements was 10.6 to 1.0. These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require PMI to post collateral. The terms “consolidated EBITDA” and “consolidated interest expense,” both of which include certain adjustments, are defined in the facility agreements previously filed with the Securities and Exchange Commission.

In addition to the committed credit facilities discussed above, certain subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $2.8 billion at December 31, 2017 and $2.9 billion at December 31, 2016, are for the sole use of the subsidiaries. Borrowings under these arrangements amounted to $499 million at December 31, 2017, and $643 million at December 31, 2016.

Note 8.

Capital Stock:

Shares of authorized common stock are 6.0 billion; issued, repurchased and outstanding shares were as follows:

	Shares Issued	Shares Repurchased	Shares Outstanding
Balances, January 1, 2015	2,109,316,331	(562,416,635)	1,546,899,696
Issuance of stock awards		2,444,373	2,444,373
Balances, December 31, 2015	2,109,316,331	(559,972,262)	1,549,344,069
Issuance of stock awards		2,041,478	2,041,478
Balances, December 31, 2016	2,109,316,331	(557,930,784)	1,551,385,547
Issuance of stock awards		1,832,215	1,832,215
Balances, December 31, 2017	2,109,316,331	(556,098,569)	1,553,217,762

At December 31, 2017, 31,246,310 shares of common stock were reserved for stock awards under PMI’s stock plans, and 250 million shares of preferred stock, without par value, were authorized but unissued. PMI currently has no plans to issue any shares of preferred stock.

Note 9.

Stock Plans:

In May 2017, PMI’s shareholders approved the Philip Morris International Inc. 2017 Performance Incentive Plan (the “2017 Plan”). The 2017 Plan replaced the 2012 Performance Incentive Plan, and there will be no additional grants under the replaced plan. Under the 2017 Plan, PMI may grant to eligible employees restricted shares and restricted share units, performance-based cash incentive awards and performance-based equity awards. Up to 25 million shares of PMI’s common stock may be issued under the 2017 Plan. At December 31, 2017, shares available for grant under the 2017 Plan were 24,991,850.

In May 2017, PMI’s shareholders also approved the Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors (the “2017 Non-Employee Directors Plan”). The 2017 Non-Employee Directors Plan replaced the 2008 Stock Compensation Plan for Non-Employee Directors, and there will be no additional grants under the replaced plan. A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the 2017 Non-Employee Directors Plan. As of December 31, 2017, shares available for grant under the plan were 1,000,000.

Restricted share unit (RSU) awards

PMI may grant RSU awards to eligible employees; recipients may not sell, assign, pledge or otherwise encumber such awards. Such awards are subject to forfeiture if certain employment conditions are not met. RSU awards generally vest on the third anniversary of the grant date. RSU awards do not carry voting rights, although they do earn dividend equivalents.

During 2017, the activity for RSU awards was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at January 1, 2017	4,500,990	$82.08
Granted	1,210,210	98.59
Vested	(2,022,856)	78.19
Forfeited	(75,944)	88.82
Balance at December 31, 2017	3,612,400	$89.65

During the years ended December 31, 2017, 2016 and 2015, the weighted-average grant date fair value of the RSU awards granted to PMI employees and the recorded compensation expense related to RSU awards were as follows:

(in millions, except per RSU award granted)	Total Weighted-Average Grant Date Fair Value of RSU Awards Granted	Weighted-Average Grant Date Fair Value Per RSU Award Granted	Compensation Expense related to RSU Awards
2017	$119	$98.59	$111
2016	$108	$89.03	$126
2015	$126	$82.28	$166

The fair value of the RSU awards at the date of grant is amortized to expense over the restriction period, typically three years after the date of the award, or upon death, disability or reaching the age of 58. As of December 31, 2017, PMI had $108 million of total unrecognized compensation costs related to non-vested RSU awards. These costs are expected to be recognized over a weighted-average period of two years, or upon death, disability or reaching the age of 58.

During the years ended December 31, 2017, 2016 and 2015, share and fair value information for PMI RSU awards that vested were as follows:

(dollars in millions)	Shares of RSU Awards that Vested	Grant Date Fair Value of Vested Shares of RSU Awards	Total Fair Value of RSU Awards that Vested
2017	2,022,856	$158	$208
2016	2,302,525	$202	$210
2015	2,711,974	$217	$224

Performance share unit (PSU) awards

PMI may grant PSU awards to certain executives; recipients may not sell, assign, pledge or otherwise encumber such awards. The PSU awards require the achievement of certain performance factors, which are predetermined at the time of grant, over a three-year performance cycle. PMI’s performance metrics consist of PMI’s Total Shareholder Return (TSR) relative to a predetermined peer group and on an absolute basis, PMI’s currency-neutral compound annual adjusted operating companies income growth rate, excluding acquisitions, and PMI’s performance against specific measures of PMI's innovation and transformation. The aggregate of the weighted performance factors for the three metrics determines the percentage of PSUs that will vest at the end of the three-year performance cycle. The minimum percentage of PSUs that can vest is zero, with a target percentage of 100 and a maximum percentage of 200. Each vested PSU entitles the participant to one share of common stock. An aggregate weighted PSU performance factor of 100 will result in the targeted number of PSUs being vested. At the end of the performance cycle, participants are entitled to an amount equivalent to the accumulated dividends paid on common stock during the performance cycle for the number of shares earned. PSU awards do not carry voting rights.

During 2017, the activity for PSU awards was as follows:

	Number of Shares	Grant Date Fair Value Subject to TSR Performance Factor Per Share(a)	Grant Date Fair Value Subject to Other Performance Factors Per Share(b)
Balance at January 1, 2017	427,570	$104.60	$89.02
Granted	393,460	128.72	98.29
Vested	—	—	—
Forfeited	—	—	—
Balance at December 31, 2017	821,030	$116.16	$93.46

(a) The grant date fair value of the PSU market based awards subject to the TSR performance factor was determined by using the Monte Carlo simulation model.
(b) The grant date fair value of the PSU awards subject to the other performance factors was determined by using the average of the high and low market price of PMI’s stock at the date of grant.

During the years ended December 31, 2017 and 2016, the grant date fair value of the PSU awards granted to PMI employees and the recorded compensation expense related to PSU awards were as follows:

(in millions, except per PSU award granted)	PSU Grant Date Fair Value Subject to TSR Performance Factor(a)		PSU Grant Date Fair Value Subject to Other Performance Factors(b)		Compensation Expense related to PSU Awards
	Total	Per PSU Award	Total	Per PSU Award	Total
2017	$25	$128.72	$19	$98.29	$37
2016	$22	$104.60	$19	$89.02	$27

(a) The grant date fair value of the PSU market based awards subject to the TSR performance factor was determined by using the Monte Carlo simulation model.
(b) The grant date fair value of the PSU awards subject to the other performance factors was determined by using the average of the high and low market price of PMI’s stock at the date of grant.

The fair value of the PSU award at the date of grant is amortized to expense over the performance period, which is typically three years after the date of the award, or upon death, disability or reaching the age of 58. As of December 31, 2017, PMI had $34 million of total unrecognized compensation cost related to non-vested PSU awards. This cost is recognized over a weighted-average performance cycle period of two years, or upon death, disability or reaching the age of 58.
During the years ended December 31, 2017, and 2016, there were no PSU awards that vested. PMI did not grant any PSU awards during 2015.

Note 10.

Earnings per Share:

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and therefore are included in PMI’s earnings per share calculation pursuant to the two-class method.

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Years Ended December 31,
(in millions)	2017	2016	2015
Net earnings attributable to PMI	$6,035	$6,967	$6,873
Less distributed and undistributed earnings attributable to share-based payment awards	14	19	24
Net earnings for basic and diluted EPS	$6,021	$6,948	$6,849
Weighted-average shares for basic EPS	1,552	1,551	1,549
Plus contingently issuable performance stock units (PSUs)	1	—	—
Weighted-average shares for diluted EPS	1,553	1,551	1,549

For the 2017, 2016 and 2015 computations, there were no antidilutive stock options.

Note 11.

Income Taxes:

Earnings before income taxes and provision for income taxes consisted of the following for the years ended December 31, 2017, 2016 and 2015:

(in millions)	2017	2016	2015
Earnings before income taxes	$10,589	$9,924	$9,615
Provision for income taxes:
United States federal and state:
Current	$1,662	$(39)	$(56)
Deferred	(384)	293	117
Total United States	1,278	254	61
Outside United States:
Current	3,146	2,625	2,762
Deferred	(117)	(111)	(135)
Total outside United States	3,029	2,514	2,627
Total provision for income taxes	$4,307	$2,768	$2,688

United States income tax is primarily attributable to repatriation costs.

In December 2017, the Tax Cuts and Jobs Act was signed into law. The principal elements of the Tax Cuts and Jobs Act relevant to PMI’s consolidated financial statements for the year ended December 31, 2017, were:

•	A reduction of the U.S. federal corporate tax rate from 35% to 21%; and

•	The requirement to pay a one-time transition tax on accumulated foreign earnings, including 2017 earnings ("transition tax").

In connection with these elements of the Tax Cuts and Jobs Act, PMI recognized a provisional expense of $1.6 billion, which was included as a component of income tax expense as follows:

•
A provisional charge of $1.4 billion, which represents the transition tax of $2.2 billion, net of a reversal of $0.7 billion of previously recorded deferred tax liabilities on part of the accumulated foreign earnings, and other items of $0.1 billion.

•
Re-measurement of U.S. deferred tax assets and liabilities using a rate of 21%, which, under the Tax Cuts and Jobs Act, is expected to be in place when such deferred assets and liabilities reverse in the future. In connection with this re-measurement, PMI recorded a provisional charge of $0.2 billion.

Other provisions of the Tax Cuts and Jobs Act did not have a significant impact on PMI’s consolidated financial statements for the year ended December 31, 2017, but may impact the effective tax rate in subsequent periods.

The Tax Cuts and Jobs Act has significant complexity and our final tax liability may materially differ from these estimates, due to, among other things, changes in PMI's assumptions, guidance that may be issued by the U.S. Treasury Department and the Internal Revenue Service and related interpretations and clarifications of tax law. For the transition tax, further information is required to finalize the estimated amount of accumulated foreign earnings as well as to validate the amount of earnings represented by the aggregate foreign cash position as defined in the Tax Cuts and Jobs Act. For the re-measurement of the deferred tax assets and liabilities, further analysis will be required to refine PMI's calculations and related account balances.

PMI will complete the remaining elements of its analysis during 2018, and any adjustments to the provisional charges will be included in income tax expense or benefit in the appropriate period, in accordance with guidance provided by Staff Accounting Bulletin No. 118 (SAB 118).

At December 31, 2017, U.S. federal and foreign deferred income taxes have been provisionally provided on all accumulated earnings of PMI's foreign subsidiaries.

At December 31, 2017, PMI recorded an income tax payable of $1.7 billion attributable to the Tax Cuts and Jobs Act, of which $1.6 billion was recorded in "income taxes and other liabilities" on PMI's consolidated balance sheet. The income tax payable of $1.7 billion represented the transition tax of $2.2 billion, partially offset by foreign tax credits related to foreign withholding taxes previously paid of $0.5 billion. The income tax payable is due over an 8-year period beginning in 2018.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

(in millions)	2017	2016	2015
Balance at January 1,	$79	$88	$123
Additions based on tax positions related to the current year	71	13	17
Additions for tax positions of previous years	5	1	6
Reductions for tax positions of prior years	—	(7)	(42)
Reductions due to lapse of statute of limitations	(7)	(14)	(7)
Settlements	(4)	(2)	(1)
Other	1	—	(8)
Balance at December 31,	$145	$79	$88

Unrecognized tax benefits and PMI’s liability for contingent income taxes, interest and penalties were as follows:

(in millions)	December 31, 2017	December 31, 2016	December 31, 2015
Unrecognized tax benefits	$145	$79	$88
Accrued interest and penalties	23	15	28
Tax credits and other indirect benefits	(35)	(31)	(40)
Liability for tax contingencies	$133	$63	$76

The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $110 million at December 31, 2017. The remainder, if recognized, would principally affect deferred taxes.

For the years ended December 31, 2017, 2016 and 2015, PMI recognized income (expense) in its consolidated statements of earnings of $(11) million, $13 million and $3 million, respectively, related to interest and penalties.

PMI is regularly examined by tax authorities around the world and is currently under examination in a number of jurisdictions. The U.S. federal statute of limitations remains open for the years 2013 and onward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years. Years still open to examination by foreign tax authorities in major jurisdictions include Germany (2015 onward), Indonesia (2014 onward), Russia (2015 onward) and Switzerland (2017 onward).

It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a change in unrecognized tax benefits, along with related interest and penalties. An estimate of any possible change cannot be made at this time.

The effective income tax rate on pre-tax earnings differed from the U.S. federal statutory rate for the following reasons for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Foreign rate differences	(12.2)	(12.6)	(12.3)
Dividend repatriation cost	16.4	5.8	5.7
Other	1.5	(0.3)	(0.4)
Effective tax rate	40.7%	27.9%	28.0%

The 2017 effective tax rate increased 12.8 percentage points to 40.7%. The change in the effective tax rate for 2017, as compared to 2016, was primarily due to the Tax Cuts and Jobs Act. In addition to the transition tax, which resulted in a net tax charge of $1.4 billion, the Tax Cuts and Jobs Act also included a reduction in the U.S. income tax rate from 35% to 21%, as of January 1, 2018. This change in income tax rate required a re-measurement of PMI's U.S. deferred tax assets and liabilities at December 31, 2017, resulting in a tax charge of $0.2 billion.

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

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following:

	At December 31,
(in millions)	2017	2016
Deferred income tax assets:
Accrued postretirement and postemployment benefits	$239	$287
Accrued pension costs	334	256
Inventory	131	241
Accrued liabilities	117	137
Foreign exchange	91	—
Other	114	173
Total deferred income tax assets	1,026	1,094
Deferred income tax liabilities:
Trade names	(546)	(554)
Property, plant and equipment	(223)	(217)
Unremitted earnings	(49)	(636)
Foreign exchange	—	(725)
Total deferred income tax liabilities	(818)	(2,132)
Net deferred income tax assets (liabilities)	$208	$(1,038)

Note 12.

Segment Reporting:

PMI’s subsidiaries and affiliates are engaged in the manufacture and sale of cigarettes and other nicotine-containing products, including RRPs, in markets outside of the United States of America. Reportable segments for PMI are organized by geographic region and managed by segment managers who are responsible for the operating and financial results of the regions inclusive of all product categories sold in the region. PMI’s reportable segments are the European Union; Eastern Europe, Middle East & Africa; Asia; and Latin America & Canada for all periods presented in these financial statements. PMI records net revenues and operating companies income to its segments based upon the geographic area in which the customer resides.

PMI’s chief operating decision maker evaluates segment performance and allocates resources based on regional operating companies income, which includes results from all product categories sold in each region. PMI defines operating companies income as operating income, excluding general corporate expenses and amortization of intangibles, plus equity (income)/loss in unconsolidated subsidiaries, net. General corporate expenses include amounts relating to central functions that provide strategic direction and support for activities including new product and market launches across the product portfolio. Interest expense, net, and provision for income taxes are centrally managed and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by management. Information about total assets by segment is not disclosed because such information is not reported to or used by PMI’s chief operating decision maker. Segment goodwill and other intangible assets, net, are disclosed in Note 3. Goodwill and Other Intangible Assets, net. The accounting policies of the segments are the same as those described in Note 2. Summary of Significant Accounting Policies.

Segment data were as follows:

	For the Years Ended December 31,
(in millions)	2017	2016	2015
Net revenues:
European Union	$27,580	$27,129	$26,563
Eastern Europe, Middle East & Africa	18,045	18,286	18,328
Asia	22,635	20,531	19,469
Latin America & Canada	9,838	9,007	9,548
Net revenues(1)	$78,098	$74,953	$73,908

(1) Total net revenues attributable to customers located in Indonesia, PMI’s largest market in terms of net revenues, were $8.0 billion, $7.7 billion and $7.1 billion for the years ended December 31, 2017, 2016 and 2015, respectively. Total net revenues attributable to customers located in Germany were $7.2 billion, $7.1 billion and $7.2 billion for the years ended December 31, 2017, 2016 and 2015, respectively.

	For the Years Ended December 31,
(in millions)	2017	2016	2015
Earnings before income taxes:
Operating companies income:
European Union	$3,775	$3,994	$3,576
Eastern Europe, Middle East & Africa	2,888	3,016	3,425
Asia	4,149	3,196	2,886
Latin America & Canada	1,002	938	1,085
Amortization of intangibles	(88)	(74)	(82)
General corporate expenses	(164)	(161)	(162)
Less:
Equity (income)/loss in unconsolidated subsidiaries, net	(59)	(94)	(105)
Operating income	11,503	10,815	10,623
Interest expense, net	(914)	(891)	(1,008)
Earnings before income taxes	$10,589	$9,924	$9,615

	For the Years Ended December 31,
(in millions)	2017	2016	2015
Depreciation expense:
European Union	$213	$184	$184
Eastern Europe, Middle East & Africa	164	150	163
Asia	313	247	230
Latin America & Canada	85	79	85
	775	660	662
Other	12	9	10
Total depreciation expense	$787	$669	$672

	For the Years Ended December 31,
(in millions)	2017	2016	2015
Capital expenditures:
European Union	$956	$665	$497
Eastern Europe, Middle East & Africa	182	223	147
Asia	227	180	185
Latin America & Canada	175	103	130
	1,540	1,171	959
Other	8	1	1
Total capital expenditures	$1,548	$1,172	$960

	At December 31,
(in millions)	2017	2016	2015
Long-lived assets:
European Union	$4,130	$3,282	$3,129
Eastern Europe, Middle East & Africa	976	866	743
Asia	2,078	1,916	1,743
Latin America & Canada	885	765	605
Total long-lived assets	8,069	6,829	6,220
Other	1,126	750	644
Total property, plant and equipment, net and Other assets	$9,195	$7,579	$6,864

Long-lived assets consist of non-current assets other than goodwill; other intangible assets, net; deferred tax assets, investments in unconsolidated subsidiaries, and financial instruments. PMI's largest markets in terms of long-lived assets are Italy, Switzerland and Indonesia. Total long-lived assets located in Italy, which is reflected in the European Union segment above, were $1.2 billion, $0.7 billion and $0.4 billion at December 31, 2017, 2016 and 2015, respectively. Total long-lived assets located in Switzerland, which is reflected in the European Union segment above, were $0.9 billion, $0.9 billion and $0.9 billion at December 31, 2017, 2016 and 2015, respectively. Total long-lived assets located in Indonesia, which is reflected in the Asia segment above, were $0.8 billion, $0.8 billion and $0.7 billion at December 31, 2017, 2016 and 2015, respectively.

Note 13.

Benefit Plans:

Pension coverage for employees of PMI’s subsidiaries is provided, to the extent deemed appropriate, through separate plans, many of which are plans outside of the U.S., which are governed by local statutory requirements, and to a lesser extent U.S. plans that are closed to new participants. In addition, PMI provides health care and other benefits to substantially all U.S. retired employees and certain non-U.S. retired employees. In general, health care benefits for non-U.S. retired employees are covered through local government plans.

Pension and Postretirement Benefit Plans

Obligations and Funded Status

The postretirement health care plans are not funded. The projected benefit obligations, plan assets and funded status of PMI’s pension plans, and the accumulated benefit obligation and net amount accrued for PMI's postretirement health care plans, at December 31, 2017 and 2016, were as follows:

	Pension(1)		Postretirement
(in millions)	2017	2016	2017	2016
Benefit obligation at January 1,	$8,387	$8,086	$227	$211
Service cost	208	207	4	3
Interest cost	108	146	8	9
Benefits paid	(226)	(240)	(10)	(10)
Settlement and curtailment	—	(1)	—	—
Actuarial losses (gains)	(93)	427	12	15
Currency	621	(329)	7	(2)
Other	23	91	—	1
Benefit obligation at December 31,	9,028	8,387	248	227
Fair value of plan assets at January 1,	6,457	6,404
Actual return on plan assets	742	322
Employer contributions	66	191
Employee contributions	40	39
Benefits paid	(226)	(240)
Settlement and curtailment	—	—
Currency	519	(259)
Fair value of plan assets at December 31,	7,598	6,457
Net pension and postretirement liability recognized at December 31,	$(1,430)	$(1,930)	$(248)	$(227)

(1) Primarily non-U.S. based defined benefit retirement plans.

At December 31, 2017 and 2016, the Swiss pension plan represented 57% and 57% of the benefit obligation, respectively, and approximately 57% of the fair value of plan assets for each of the years. At December 31, 2017 and 2016, the U.S. pension plan represented 5% and 5% of the benefit obligation, respectively, and approximately 4% and 5% of the fair value of plan assets at December 31, 2017 and 2016, respectively.

At December 31, 2017 and 2016, the amounts recognized on PMI's consolidated balance sheets for the pension and postretirement plans were as follows:

	Pension		Postretirement
(in millions)	2017	2016	2017	2016
Other assets	$47	$33
Accrued liabilities — employment costs	(26)	(23)	$(10)	$(10)
Long-term employment costs	(1,451)	(1,940)	(238)	(217)
	$(1,430)	$(1,930)	$(248)	$(227)

The accumulated benefit obligation, which represents benefits earned to date, for the pension plans was $8,496 million and $7,931 million at December 31, 2017 and 2016, respectively.

For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $7,287 million, $6,953 million and $5,835 million, respectively, as of December 31, 2017. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $6,934 million, $6,622 million and $5,009 million, respectively, as of December 31, 2016.

The following weighted-average assumptions were used to determine PMI’s pension and postretirement benefit obligations at December 31:

	Pension		Postretirement
	2017	2016	2017	2016
Discount rate	1.51%	1.52%	3.79%	3.68%
Rate of compensation increase	1.65	1.68
Health care cost trend rate assumed for next year			6.17	7.15
Ultimate trend rate			4.62	5.08
Year that rate reaches the ultimate trend rate			2029	2029

The discount rate for the largest pension plans is based on a yield curve constructed from a portfolio of high quality corporate bonds that produces a cash flow pattern equivalent to each plan’s expected benefit payments.  The discount rate for the remaining plans is developed from local bond indices that match local benefit obligations as closely as possible.

Components of Net Periodic Benefit Cost

Net periodic pension and postretirement health care costs consisted of the following for the years ended December 31, 2017, 2016 and 2015:

	Pension			Postretirement
(in millions)	2017	2016	2015	2017	2016	2015
Service cost	$208	$207	$205	$4	$3	$4
Interest cost	108	146	156	8	9	9
Expected return on plan assets	(326)	(346)	(340)	—	—	—
Amortization:
Net losses	186	186	194	5	2	4
Prior service cost	6	4	4	—	—	—
Settlement and curtailment	6	4	3	—	—	—
Net periodic pension and postretirement costs	$188	$201	$222	$17	$14	$17

As of December 31, 2016, PMI elected to change the method used to calculate the service and interest cost components of the net periodic pension benefit costs. Historically, these costs were determined utilizing a single weighted-average discount rate based on a yield curve used to measure the benefit obligation at the beginning of the period. As of January 1, 2017, PMI utilized a full yield curve approach in the estimation of the service and interest costs by applying the specific spot rates along the yield curve to the relevant projected cash flows. Specifically, service costs were determined based on duration-specific spot rates applied to service cost cash flows, and interest costs were determined by applying duration-specific spot rates to the year-by-year projected benefit payments.  PMI changed to the new method to provide a more precise measurement of service and interest costs by improving the correlation between the projected benefit cash flows to the corresponding spot rates along the yield curve. PMI accounted for this change as a change in accounting estimate on a prospective basis. This change did not affect the measurement of PMI’s pension plan obligations and did not have a material impact on PMI’s consolidated results of operations, financial position or cash flows.

Settlement and curtailment charges were due primarily to early retirement programs.

For the pension plans, the estimated net loss and prior service cost that are expected to be amortized from accumulated other comprehensive earnings into net periodic benefit cost during 2018 are $171 million and $2 million, respectively.

The following weighted-average assumptions were used to determine PMI’s net pension and postretirement health care costs:

	Pension			Postretirement
	2017	2016	2015	2017	2016	2015
Discount rate - service cost	1.68%	1.81%	2.04%	3.68%	4.45%	4.20%
Discount rate - interest cost	1.27	1.81	2.04	3.68	4.45	4.20
Expected rate of return on plan assets	4.80	5.36	5.38
Rate of compensation increase	1.68	2.03	2.12
Health care cost trend rate				7.15	6.23	6.62

PMI’s expected rate of return on pension plan assets is determined by the plan assets’ historical long-term investment performance, current asset allocation and estimates of future long-term returns by asset class.

PMI and certain of its subsidiaries sponsor defined contribution plans. Amounts charged to expense for defined contribution plans totaled $58 million, $56 million and $52 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Plan Assets

PMI’s investment strategy for pension plans is based on an expectation that equity securities will outperform debt securities over the long term. Accordingly, the target allocation of PMI’s plan assets is broadly characterized as approximately a 60%/40% split between equity and debt securities. The strategy primarily utilizes indexed U.S. equity securities, international equity securities and investment-grade debt securities. PMI’s plans have no investments in hedge funds, private equity or derivatives. PMI attempts to mitigate investment risk by rebalancing between equity and debt asset classes once a year or as PMI’s contributions and benefit payments are made.

The fair value of PMI’s pension plan assets at December 31, 2017 and 2016, by asset category was as follows:

Asset Category (in millions)	At December 31, 2017	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$17	$17
Equity securities:
U.S. securities	146	146
International securities	518	518
Investment funds(a)	6,219	4,191	$2,028
International government bonds	119	119
Corporate bonds	247	247
Other	22	22
Total assets in the fair value hierarchy	$7,288	$5,260	$2,028	$—
Investment funds measured at net asset value(b)	310
Total assets	$7,598

(a) Investment funds whose objective seeks to replicate the returns and characteristics of specified market indices (primarily MSCI — Europe, Switzerland, North America, Asia Pacific, Japan; Russell 3000; S&P 500 for equities, and Citigroup EMU and Barclays Capital U.S. for bonds), primarily consist of mutual funds, common trust funds and commingled funds. Of these funds, 60% are invested in U.S. and international equities; 20% are invested in U.S. and international government bonds; 10% are invested in real estate and other money markets, and 10% are invested in corporate bonds.

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

(a) Investment funds whose objective seeks to replicate the returns and characteristics of specified market indices (primarily MSCI — Europe, Switzerland, North America, Asia Pacific, Japan; Russell 3000; S&P 500 for equities, and Citigroup EMU and Barclays Capital U.S. for bonds), primarily consist of mutual funds, common trust funds and commingled funds. Of these funds, 60% were invested in U.S. and international equities; 19% were invested in U.S. and international government bonds; 11% were invested in real estate and other money markets, and 10% were invested in corporate bonds.

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

PMI makes, and plans to make, contributions to the extent that they are tax deductible and to meet specific funding requirements of its funded pension plans. Currently, PMI anticipates making contributions of approximately $53 million in 2018 to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest and currency rates.

The estimated future benefit payments from PMI pension plans at December 31, 2017, are as follows:

(in millions)
2018	$295
2019	290
2020	309
2021	318
2022	330
2023 - 2027	1,879
PMI's expected future annual benefit payments for its postretirement health care plans are estimated to be not material through 2027.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care trend rates would have the following effects as of December 31, 2017:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on total service and interest cost	21.7%	(16.7)%
Effect on postretirement benefit obligation	16.3	(13.0)
Postemployment Benefit Plans

PMI and certain of its subsidiaries sponsor postemployment benefit plans covering substantially all salaried and certain hourly employees. The cost of these plans is charged to expense over the working life of the covered employees. Net postemployment costs were $144 million, $166 million and $187 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The estimated net loss for the postemployment benefit plans that will be amortized from accumulated other comprehensive losses into net postemployment costs during 2018 is approximately $60 million.

The amounts recognized in accrued postemployment costs on PMI's consolidated balance sheets at December 31, 2017 and 2016, were $671 million and $727 million, respectively.

The accrued postemployment costs were determined using a weighted-average discount rate of 3.0% and 2.8% in 2017 and 2016, respectively; an assumed ultimate annual weighted-average turnover rate of 2.6% and 2.8% in 2017 and 2016, respectively; assumed compensation cost increases of 2.3% in 2017 and 2.6% in 2016, and assumed benefits as defined in the respective plans. In accordance with local regulations, certain postemployment plans are funded. As a result, the accrued postemployment costs disclosed above are presented net of the related assets of $33 million and $25 million at December 31, 2017 and 2016, respectively. Postemployment costs arising from actions that offer employees benefits in excess of those specified in the respective plans are charged to expense when incurred.

Comprehensive Earnings (Losses)

The amounts recorded in accumulated other comprehensive losses at December 31, 2017, consisted of the following:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net losses	$(2,624)	$(80)	$(617)	$(3,321)
Prior service cost	(35)	4	—	(31)
Net transition obligation	(5)	—	—	(5)
Deferred income taxes	327	28	186	541
Losses to be amortized	$(2,337)	$(48)	$(431)	$(2,816)

The amounts recorded in accumulated other comprehensive losses at December 31, 2016, consisted of the following:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net losses	$(3,314)	$(73)	$(713)	$(4,100)
Prior service cost	(53)	4	—	(49)
Net transition obligation	(5)	—	—	(5)
Deferred income taxes	350	24	215	589
Losses to be amortized	$(3,022)	$(45)	$(498)	$(3,565)

The amounts recorded in accumulated other comprehensive losses at December 31, 2015, consisted of the following:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net losses	$(3,074)	$(61)	$(710)	$(3,845)
Prior service cost	(40)	5	—	(35)
Net transition obligation	(5)	—	—	(5)
Deferred income taxes	320	20	213	553
Losses to be amortized	$(2,799)	$(36)	$(497)	$(3,332)

The movements in other comprehensive earnings (losses) during the year ended December 31, 2017, were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts transferred to earnings as components of net periodic benefit cost:
Amortization:
Net losses	$175	$5	$68	$248
Prior service cost	5	—	—	5
Other income/expense:
Net losses	6	—	—	6
Prior service cost	—	—	—	—
Deferred income taxes	(10)	(1)	(20)	(31)
	176	4	48	228
Other movements during the year:
Net losses	509	(12)	28	525
Prior service cost	13	—	—	13
Deferred income taxes	(13)	5	(9)	(17)
	509	(7)	19	521
Total movements in other comprehensive earnings (losses)	$685	$(3)	$67	$749

The movements in other comprehensive earnings (losses) during the year ended December 31, 2016, were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts transferred to earnings as components of net periodic benefit cost:
Amortization:
Net losses	$193	$2	$62	$257
Prior service cost	6	—	—	6
Other income/expense:
Net losses	4	—	—	4
Prior service cost	—	—	—	—
Deferred income taxes	(26)	—	(17)	(43)
	177	2	45	224
Other movements during the year:
Net losses	(437)	(15)	(65)	(517)
Prior service cost	(18)	—	—	(18)
Deferred income taxes	55	4	19	78
	(400)	(11)	(46)	(457)
Total movements in other comprehensive earnings (losses)	$(223)	$(9)	$(1)	$(233)

The movements in other comprehensive earnings (losses) during the year ended December 31, 2015, were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts transferred to earnings as components of net periodic benefit cost:
Amortization:
Net losses	$194	$4	$69	$267
Prior service cost	4	—	—	4
Other income/expense:
Net losses	3	—	—	3
Prior service cost	1	—	—	1
Deferred income taxes	(26)	(2)	(20)	(48)
	176	2	49	227
Other movements during the year:
Net losses	(510)	12	(58)	(556)
Deferred income taxes	4	(4)	17	17
	(506)	8	(41)	(539)
Total movements in other comprehensive earnings (losses)	$(330)	$10	$8	$(312)

Note 14.

Additional Information:

	For the Years Ended December 31,
(in millions)	2017	2016	2015
Research and development expense	$453	$429	$423
Advertising expense	$830	$405	$448
Foreign currency net transaction losses	$49	$272	$102
Interest expense	$1,096	$1,069	$1,132
Interest income	(182)	(178)	(124)
Interest expense, net	$914	$891	$1,008
Rent expense	$313	$284	$286

Minimum rental commitments under non-cancelable operating leases in effect at December 31, 2017, were as follows:

(in millions)
2018	$179
2019	125
2020	94
2021	58
2022	37
Thereafter	356
$849

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

PMI uses deliverable and non-deliverable forward foreign exchange contracts, foreign currency swaps and foreign currency options, collectively referred to as foreign exchange contracts ("foreign exchange contracts"), and interest rate contracts to mitigate its exposure to changes in exchange and interest rates from third-party and intercompany actual and forecasted transactions. The primary currencies to which PMI is exposed include the Australian dollar, Canadian dollar, Euro, Indonesian rupiah, Japanese yen, Mexican peso, Philippine peso, Russian ruble, Swiss franc and Turkish lira. At December 31, 2017 and 2016, PMI had contracts with aggregate notional amounts of $26.1 billion and $29.2 billion, respectively. Of the $26.1 billion aggregate notional amount at December 31, 2017, $3.4 billion related to cash flow hedges, $11.3 billion related to hedges of net investments in foreign operations and $11.4 billion related to other derivatives that primarily offset currency exposures on intercompany financing. Of the $29.2 billion aggregate notional amount at December 31, 2016, $5.0 billion related to cash flow hedges, $10.6 billion related to hedges of net investments in foreign operations and $13.6 billion related to other derivatives that primarily offset currency exposures on intercompany financing.

The fair value of PMI’s foreign exchange contracts included in the consolidated balance sheet as of December 31, 2017 and 2016, were as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in millions)	Balance Sheet Classification	2017	2016	Balance Sheet Classification	2017	2016
Foreign exchange contracts designated as hedging instruments	Other current assets	$84	$207	Other accrued liabilities	$197	$66
	Other assets	34	436	Other liabilities	880	36
Foreign exchange contracts not designated as hedging instruments	Other current assets	22	161	Other accrued liabilities	37	61

	Other assets	—	9	Other liabilities	14	—
Total derivatives		$140	$813		$1,128	$163

For the years ended December 31, 2017, 2016 and 2015, PMI's cash flow and net investment hedging instruments impacted the consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, millions)	For the Year Ended December 31,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives			Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings
	2017	2016	2015		2017	2016	2015
Derivatives in Cash Flow Hedging Relationship
Foreign exchange contracts	$(52)	$12	$43
				Net revenues	$60	$(38)	$149
				Cost of sales	1	46	(3)
				Marketing, administration and research costs	(7)	(11)	1
				Interest expense, net	(41)	(30)	(31)
Derivatives in Net Investment Hedging Relationship
Foreign exchange contracts	(1,644)	296	253
Total	$(1,696)	$308	$296		$13	$(33)	$116

Cash Flow Hedges

PMI has entered into foreign exchange contracts to hedge the foreign currency exchange and interest rate risks related to certain forecasted transactions. The effective portion of gains and losses associated with qualifying cash flow hedge contracts is deferred as a component of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s consolidated statements of earnings. During the years ended December 31, 2017, 2016 and 2015, ineffectiveness related to cash flow hedges was not material. As of December 31, 2017, PMI has hedged forecasted transactions for periods not exceeding the next twelve months, with the exception of one foreign exchange contract that expires in May 2024. The impact of these hedges is primarily included in operating cash flows on PMI’s consolidated statements of cash flows.
Hedges of Net Investments in Foreign Operations

PMI designates certain foreign currency denominated debt and foreign exchange contracts as net investment hedges, primarily of its Euro net assets. For the years ended December 31, 2017, 2016 and 2015, these hedges of net investments resulted in gains/(losses), net of income taxes, of $(1,725) million, $430 million and $761 million, respectively, principally related to changes in the exchange rates between the Euro and U.S. dollar. These gains/(losses) were reported as a component of accumulated other comprehensive losses within currency translation adjustments, and were substantially offset by the losses and gains generated on the underlying assets. For the years ended December 31, 2017, 2016 and 2015, ineffectiveness related to net investment hedges was not material. The premiums paid for, and settlements of, net investment hedges are included in investing cash flows on PMI’s consolidated statements of cash flows.

Other Derivatives

PMI has entered into foreign exchange contracts to hedge the foreign currency exchange and interest rate risks related to intercompany loans between certain subsidiaries, and third-party loans. While effective as economic hedges, no hedge accounting is applied for these contracts; therefore, the unrealized gains (losses) relating to these contracts are reported in PMI’s consolidated statements of earnings. For the years ended December 31, 2017, 2016 and 2015, the gains/(losses) from contracts for which PMI did not apply hedge accounting were $382 million, $(85) million and $(587) million, respectively. The gains/(losses) from these contracts substantially offset the losses and gains generated by the underlying intercompany and third-party loans being hedged.

As a result, for the years ended December 31, 2017, 2016 and 2015, these items impacted the consolidated statement of earnings as follows:

(pre-tax, in millions)
Derivatives not Designated as Hedging Instruments	Statement of Earnings Classification of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Earnings
		2017	2016	2015
Foreign exchange contracts
	Interest expense, net	$(60)	$(24)	$(1)
Total		$(60)	$(24)	$(1)

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses

Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

	For the Years Ended December 31,
(in millions)	2017	2016	2015
Gain as of January 1,	$97	$59	$123
Derivative (gains)/losses transferred to earnings	(11)	30	(102)
Change in fair value	(44)	8	38
Gain as of December 31,	$42	$97	$59

At December 31, 2017, PMI expects $36 million of derivative gains that are included in accumulated other comprehensive losses to be reclassified to the consolidated statement of earnings within the next 12 months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.

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

Fair Value

See Note 16. Fair Value Measurements and Note 19. Balance Sheet Offsetting for additional discussion of derivative financial instruments.

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
Derivative Financial Instruments

PMI assesses the fair value of its foreign exchange contracts and interest rate contracts using standard valuation models that use, as their basis, readily observable market inputs. The fair value of PMI’s foreign exchange forward contracts is determined by using the prevailing foreign exchange spot rates and interest rate differentials, and the respective maturity dates of the instruments. The fair value of PMI’s currency options is determined by using a Black-Scholes methodology based on foreign exchange spot rates and interest rate differentials, currency volatilities and maturity dates. PMI’s derivative financial instruments have been classified within Level 2 at December 31, 2017 and 2016. See Note 15. Financial Instruments for additional discussion of derivative financial instruments.

Pension Plan Assets

The fair value of pension plan assets determined by using readily available quoted market prices in active markets has been classified within Level 1 of the fair value hierarchy at December 31, 2017 and 2016. The fair value of pension plan assets determined by using quoted prices in markets that are not active has been classified within Level 2 at December 31, 2017 and 2016. See Note 13. Benefit Plans for additional discussion of pension plan assets.

Debt

The fair value of PMI’s outstanding debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. The aggregate carrying value of PMI’s debt, excluding short-term borrowings and $28 million of capital lease obligations, was $33,812 million at December 31, 2017. The aggregate carrying value of PMI’s debt, excluding short-term borrowings and $13 million of capital lease obligations, was $28,411 million at December 31, 2016. The fair value of PMI's outstanding debt, excluding the aforementioned short-term borrowings and capital lease obligations, was classified within Level 1 and Level 2 at December 31, 2017 and 2016.

The aggregate fair values of PMI’s derivative financial instruments, pension plan assets and debt as of December 31, 2017 and 2016, were as follows:

(in millions)	Fair Value At December 31, 2017	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$140	$—	$140	$—
Pension plan assets	7,288	5,260	2,028	—
Total assets in fair value hierarchy	$7,428	$5,260	$2,168	$—
Pension plan assets measured at net asset value(a)	310
Total assets	$7,738
Liabilities:
Debt	$35,856	$35,685	$171	$—
Foreign exchange contracts	1,128	—	1,128	—
Total liabilities	$36,984	$35,685	$1,299	$—

(in millions)	Fair Value At December 31, 2016	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$813	$—	$813	$—
Pension plan assets	6,160	4,420	1,740	—
Total assets in fair value hierarchy	$6,973	$4,420	$2,553	$—
Pension plan assets measured at net asset value(a)	297
Total assets	$7,270
Liabilities:
Debt	$30,192	$29,756	$436	$—
Foreign exchange contracts	163	—	163	—
Total liabilities	$30,355	$29,756	$599	$—

(a) In accordance with FASB ASC Subtopic 820-10, certain investments measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

Note 17.

Accumulated Other Comprehensive Losses:

PMI's accumulated other comprehensive losses, net of taxes, consisted of the following:

(Losses) Earnings	At December 31,
(in millions)	2017	2016	2015
Currency translation adjustments	$(5,761)	$(6,091)	$(6,129)
Pension and other benefits	(2,816)	(3,565)	(3,332)
Derivatives accounted for as hedges	42	97	59
Total accumulated other comprehensive losses	$(8,535)	$(9,559)	$(9,402)

Reclassifications from Other Comprehensive Earnings

The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement are shown on the consolidated statements of comprehensive earnings for the years ended December 31, 2017, 2016, and 2015. For the years ended December 31, 2017, 2016, and 2015, $2 million, $(5) million and $1 million of net currency translation adjustment gains/(losses) were transferred from other comprehensive earnings to marketing, administration and research costs in the consolidated statements of earnings, respectively, upon liquidation of subsidiaries. For additional information, see Note 13. Benefit Plans and Note 15. Financial Instruments for disclosures related to PMI's pension and other benefits and derivative financial instruments.

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

The table below lists the number of tobacco-related cases pending against us and/or our subsidiaries or indemnitees as of February 9, 2018, December 31, 2016 and December 31, 2015:

Type of Case	Number of Cases Pending as of February 9, 2018	Number of Cases Pending as of December 31, 2016	Number of Cases Pending as of December 31, 2015
Individual Smoking and Health Cases	57	64	68
Smoking and Health Class Actions	11	11	11
Health Care Cost Recovery Actions	16	16	16
Label-Related Class Actions	1	—	—
Individual Label-Related Cases	1	3	3
Public Civil Actions	2	2	3

Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 476 Smoking and Health, Label-Related, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Thirteen cases have had decisions in favor of plaintiffs. Nine of these cases have subsequently reached final resolution in our favor and four remain on appeal.

The table below lists the verdict and significant post-trial developments in the four pending cases where a verdict was returned in favor of the plaintiff:

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
February 2004	Brazil/The Smoker Health Defense Association	Class Action
The Civil Court of São Paulo found defendants liable without hearing evidence. In April 2004, the court awarded “moral damages” of R$1,000 (approximately $305) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not assess actual damages, which were to be assessed in a second phase of the case. The size of the class was not defined in the ruling.

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
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Létourneau class on liability and awarded a total of CAD 131 million (approximately $104 million) in punitive damages, allocating CAD 46 million (approximately $37 million) to our subsidiary. The trial court ordered defendants to pay the full punitive damage award into a trust within 60 days. The court did not order the payment of compensatory damages.

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
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Blais class on liability and found the class members’ compensatory damages totaled approximately CAD 15.5 billion (approximately $12.3 billion), including pre-judgment interest. The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion including pre-judgment interest (approximately $2.5 billion)). The trial court awarded CAD 90,000 (approximately $71,500) in punitive damages, allocating CAD 30,000 (approximately $23,900) to our subsidiary. The trial court ordered defendants to pay CAD 1 billion (approximately $795 million) of the compensatory damage award, CAD 200 million (approximately $159 million) of which is our subsidiary’s portion, into a trust within 60 days.

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
On August 5, 2016, the Civil Court No. 14 - Mar del Plata, issued a verdict in favor of plaintiff, an individual smoker, and awarded him ARS 110,000 (approximately $5,558), plus interest, in compensatory and moral damages.
The trial court found that our subsidiary failed to warn plaintiff of the risk of becoming addicted to cigarettes.

On August 23, 2016, our subsidiary filed its notice of appeal. On October 31, 2017, the Civil and Commercial Court of Appeals of Mar del Plata ruled that plaintiff's claim was barred by the statute of limitations and it reversed the trial court's decision. On November 28, 2017, plaintiff filed an extraordinary appeal of the reversal of the trial court's decision to the Supreme Court of the Province of Buenos Aires.

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

As of February 9, 2018, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•
57 cases brought by individual plaintiffs in Argentina (30), Brazil (10), Canada (4), Chile (5), Costa Rica (1), Italy (3), the Philippines (1), Russia (1), Turkey (1) and Scotland (1), compared with 64 such cases on December 31, 2016, and 68 cases on December 31, 2015; and

•	11 cases brought on behalf of classes of individual plaintiffs in Brazil (2) and Canada (9), compared with 11 such cases on December 31, 2016, and 11 such cases on December 31, 2015.

In the first class action pending in Brazil, The Smoker Health Defense Association (ADESF) v. Souza Cruz, S.A. and Philip Morris Marketing, S.A., Nineteenth Lower Civil Court of the Central Courts of the Judiciary District of São Paulo, Brazil, filed July 25, 1995, our subsidiary and another member of the industry are defendants. The plaintiff, a consumer organization, is seeking damages for all addicted smokers and former smokers, and injunctive relief. In 2004, the trial court found defendants liable without hearing evidence and awarded “moral damages” of R$1,000 (approximately $305) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class was not estimated. Defendants appealed to the São Paulo Court of Appeals, which annulled the ruling in November 2008, finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In May 2011, the trial court dismissed the claim. In February 2015, the appellate court unanimously dismissed plaintiff's appeal. In September 2015, plaintiff appealed to the Superior Court of Justice. In February 2017, the Chief Justice of the Supreme Court of Justice denied plaintiff's appeal. In March 2017, plaintiff filed an en banc appeal to the Supreme Court of Justice. In addition, the defendants filed a constitutional appeal to the Federal Supreme Tribunal on the basis that plaintiff did not have standing to bring the lawsuit. Both appeals are still pending.

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

In the first class action pending in Canada, Cecilia Létourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, our subsidiary and other Canadian manufacturers (Imperial Tobacco Canada Ltd. and JTI-MacDonald Corp.) are defendants.  The plaintiff, an individual smoker, sought compensatory and punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005.  Trial began in March 2012 and concluded in December 2014. The trial court issued its judgment on May 27, 2015. The trial court found our subsidiary and two other Canadian manufacturers liable and awarded a total of CAD 131 million (approximately $104 million) in punitive damages, allocating CAD 46 million (approximately $37 million) to our subsidiary. The trial court found that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking. The trial court also found that defendants conspired to prevent consumers from learning the dangers of smoking. The trial court further held that these civil faults were a cause of the class members’ addiction. The trial court rejected other grounds of fault advanced by the class, holding that: (i) the evidence was insufficient to show that defendants marketed to youth, (ii) defendants’ advertising did not convey false information about the characteristics of cigarettes, and (iii) defendants did not commit a fault by using the descriptors light or mild for cigarettes with a lower tar delivery. The trial court estimated the size of the addiction class at 918,000 members but declined to award compensatory damages to the addiction class because the evidence did not establish the claims with sufficient accuracy. The trial court ordered defendants to pay the full punitive damage award into a trust within 60 days and found that a claims process to allocate the awarded damages to individual class members would be too expensive and difficult to administer. The trial court ordered a briefing on the proposed process for the distribution of sums remaining from the punitive damage award after payment of attorneys’ fees and legal costs. In June 2015, our subsidiary commenced the appellate process by filing its inscription of appeal of the trial court’s judgment with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust within 60 days notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make the payment into a trust within 60 days. In August 2015, plaintiffs filed a motion with the Court of Appeal seeking security in both the Létourneau case and the Blais case described below. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling CAD 226 million (approximately $180 million), in the form of cash into a court trust or letters of credit, in six equal consecutive quarterly installments of approximately CAD 37.6 million (approximately $29.9 million) beginning in December 2015 through March 2017. See the Blais description for further detail concerning the security order. The Court of Appeal heard oral arguments on the merits appeal in November 2016. Our subsidiary and PMI believe that the findings of liability and damages were incorrect and should ultimately be set aside on any one of many grounds, including the following: (i) holding that defendants violated Quebec law by failing to warn class members of the risks of smoking even after the court found that class members knew, or should have known, of the risks, (ii) finding that plaintiffs were not required to prove that defendants’ alleged misconduct caused injury to each class member in direct contravention of binding precedent, (iii) creating a factual presumption, without any evidence from class members or otherwise, that defendants’ alleged misconduct caused all smoking by all class members, (iv) holding that the addiction class members’ claims for punitive damages were not time-barred even though the case was filed more than three years after a prominent addiction warning appeared on all packages, and (v) awarding punitive damages to punish defendants without proper consideration as to whether punitive damages were necessary to deter future misconduct.

In the second class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, our subsidiary and other Canadian manufacturers (Imperial Tobacco Canada Ltd. and JTI-MacDonald Corp.) are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, sought compensatory and punitive damages for each member of the class who allegedly suffers from certain smoking-related diseases. The class was certified in 2005. Trial began in March 2012 and concluded in December 2014. The trial court issued its judgment on May 27, 2015. The trial court found our subsidiary and two other Canadian manufacturers liable and found that the class members’ compensatory damages totaled approximately CAD 15.5 billion, including pre-judgment interest (approximately $12.3 billion). The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion, including pre-judgment interest (approximately $2.5 billion)). In addition, the trial court awarded CAD 90,000 (approximately $71,500) in punitive damages, allocating CAD 30,000 (approximately $23,900) to our subsidiary and found that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking. The trial court also found that defendants conspired to prevent consumers from learning the dangers of smoking. The trial court further held that these civil faults were a cause of the class members’ diseases. The trial court rejected other grounds of fault advanced by the class, holding that: (i) the evidence was insufficient to show that defendants marketed to youth, (ii) defendants’ advertising did not convey false information about the characteristics of cigarettes, and (iii) defendants did not commit a fault by using the descriptors light or mild for cigarettes with a lower tar delivery. The trial court estimated the disease class at 99,957 members. The trial court ordered defendants to pay CAD 1 billion (approximately $795 million) of the compensatory damage award into a trust within 60 days, CAD 200 million (approximately $159 million) of which is our subsidiary’s portion and ordered briefing on a proposed claims process for the distribution of damages to individual class members and for payment of attorneys’ fees and legal costs. In June 2015, our subsidiary commenced the appellate process by filing its inscription of appeal of the trial court’s judgment with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust within 60 days notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make an initial payment within 60 days. In August 2015, plaintiffs filed a motion with the Court of Appeal seeking an order that defendants place irrevocable letters of credit totaling CAD 5 billion (approximately $3.97 billion) into trust, to secure the judgments in both the Létourneau and Blais cases. Plaintiffs subsequently withdrew their motion for security against JTI-MacDonald Corp. and proceeded only against our subsidiary and Imperial Tobacco Canada Ltd. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling CAD 226 million (approximately $180 million) to cover both the Létourneau and Blais cases. Such security may take the form of cash into a court trust or letters of credit, in six equal consecutive quarterly installments of approximately CAD 37.6 million (approximately $29.9 million) beginning in December 2015 through March 2017. The Court of Appeal ordered Imperial Tobacco Canada Ltd. to furnish security totaling CAD 758 million (approximately $603 million) in seven equal consecutive quarterly installments of approximately CAD 108 million (approximately $85.9 million) beginning in December 2015 through June 2017. In March 2017, our subsidiary made its sixth and final quarterly installment of security for approximately CAD 37.6 million (approximately $29.9 million) into a court trust. This payment is included in other assets on the consolidated balance sheets and in cash used in operating activities in the consolidated statements of cash flows. The Court of Appeal ordered that the security is payable upon a final judgment of the Court of Appeal affirming the trial court’s judgment or upon further order of the Court of Appeal. The Court of Appeal heard oral arguments on the merits appeal in November 2016. Our subsidiary and PMI believe that the findings of liability and damages were incorrect and should ultimately be set aside on any one of many grounds, including the following: (i) holding that defendants violated Quebec law by failing to warn class members of the risks of smoking even after the court found that class members knew, or should have known, of the risks, (ii) finding that plaintiffs were not required to prove that defendants’ alleged misconduct caused injury to each class member in direct contravention of binding precedent, (iii) creating a factual presumption, without any evidence from class members or otherwise, that defendants’ alleged misconduct caused all smoking by all class members, (iv) relying on epidemiological evidence that did not meet recognized scientific standards, and (v) awarding punitive damages to punish defendants without proper consideration as to whether punitive damages were necessary to deter future misconduct.

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

As of February 9, 2018, there were 16 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Canada (10), Korea (1) and Nigeria (5), compared with 16 such cases on December 31, 2016 and 16 such cases on December 31, 2015.

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

In the eighth health care cost recovery case filed in Canada, The Government of Saskatchewan v. Rothmans, Benson & Hedges Inc., et al., Queen's Bench, Judicial Centre of Saskatchewan, Canada, filed June 8, 2012, we, our subsidiaries, our indemnitees (PM USA and Altria), and other members of the industry are defendants. The claim was filed by the government of the province of Saskatchewan based on legislation enacted in the province that is similar to the laws enacted in several other Canadian provinces. The legislation authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” Defendants filed their defenses in February 2015. While discovery initially was scheduled to begin in 2017 by agreement of the parties, to date, the discovery process has not started.

In the ninth health care cost recovery case filed in Canada, Her Majesty the Queen in Right of the Province of Prince Edward Island v. Rothmans, Benson & Hedges Inc., et al., Supreme Court of Prince Edward Island (General Section), Canada, filed September 10, 2012, we, our subsidiaries, our indemnitees (PM USA and Altria), and other members of the industry are defendants. The claim was filed by the government of the province of Prince Edward Island based on legislation enacted in the province that is similar to the laws enacted in several other Canadian provinces. The legislation authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” Defendants filed their defenses in February 2015. While discovery initially was scheduled to begin in 2017 by agreement of the parties, to date, the discovery process has not started.

In the tenth health care cost recovery case filed in Canada, Her Majesty the Queen in Right of the Province of Nova Scotia v. Rothmans, Benson & Hedges Inc., et al., Supreme Court of Nova Scotia, Canada, filed January 2, 2015, we, our subsidiaries, our indemnitees (PM USA and Altria), and other members of the industry are defendants. The claim was filed by the government of the province of Nova Scotia based on legislation enacted in the province that is similar to the laws enacted in several other Canadian provinces. The legislation authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” Defendants filed their defenses in July 2015. While discovery initially was scheduled to begin in 2017 by agreement of the parties, to date, the discovery process has not started.

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

As of February 9, 2018, there was 1 case brought by an individual plaintiff in Italy (1) pending against our subsidiaries, compared with 3 such cases on December 31, 2016, and 3 such cases on December 31, 2015, and one purported class action in Israel (1).

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

As of February 9, 2018, there were 2 public civil actions pending against our subsidiaries in Argentina (1) and Venezuela (1), compared with 2 such cases on December 31, 2016, and 3 such cases on December 31, 2015.

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

Other Litigation

The Department of Special Investigations of the government of Thailand ("DSI") conducted an investigation into alleged underpayment by our subsidiary, Philip Morris (Thailand) Limited ("PM Thailand"), of customs duties and excise taxes relating to imports from the Philippines covering the period 2003-2007. On January 18, 2016, the Public Prosecutor filed charges against our subsidiary and seven former and current employees in the Bangkok Criminal Court alleging that PM Thailand and the individual defendants jointly and with the intention to defraud the Thai government, under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries of cigarettes from the Philippines during the period of July 2003 to June 2006. The government is seeking a fine of approximately THB 80.8 billion (approximately $2.54 billion). In May 2017, the King of Thailand signed a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. Trial in the case began in November 2017 and is presently expected to conclude in April 2018. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies.

The DSI also conducted an investigation into alleged underpayment by PM Thailand of customs duties and excise taxes relating to imports from Indonesia covering the period 2000-2003. On January 26, 2017, the Public Prosecutor filed charges against PM Thailand and its former Thai employee in the Bangkok Criminal Court alleging that PM Thailand and its former employee jointly and with the intention to defraud the Thai government under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries during the period from January 2002 to July 2003. The government is seeking a fine of approximately THB 19.8 billion (approximately $621 million). The case is in pre-trial proceedings. The trial is scheduled to begin in the last quarter of 2018. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law, and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and a Thai court. In May 2017, the King of Thailand signed a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. On November 29, 2017, PM Thailand received notices of assessment in the aggregate amount of approximately THB 25.6 billion (approximately $803 million) from the Thai Customs Department alleging that PM Thailand under-declared customs values for the imports from Indonesia covering the period 2001-2003. The notices include the Indonesian import entries subject to the proceedings discussed above and are in addition to the fine sought by the government in the criminal proceedings. PM Thailand filed its appeal against the notices in December 2017. We believe that all of the notices of assessment are barred by the applicable statutes of limitations and are otherwise without merit.

The South Korean Board of Audit and Inspection (“BAI”) conducted an audit of certain Korean government agencies and the tobacco industry into whether inventory movements ahead of the January 1, 2015 increase of cigarette-related taxes by tobacco companies, including Philip Morris Korea Inc. ("PM Korea"), our South Korean affiliate, were in compliance with South Korean tax laws. In November 2016, the tax authorities completed their audit and assessed allegedly underpaid taxes and penalties.  In order to avoid nonpayment financial costs, PM Korea paid approximately KRW 272 billion (approximately $249 million), of which KRW 100 billion (approximately $92 million) was paid in 2016 and KRW 172 billion (approximately $157 million) was paid in the first quarter of 2017. These amounts are included in other assets in the consolidated balance sheets and in cash used in operating activities in the consolidated statements of cash flows.  PM Korea is appealing the assessments. The tax authorities have also referred the matter to the Public Prosecutor, who will further investigate and decide whether to file criminal charges against PM Korea and/or other alleged co-offenders. If the Public Prosecutor decides to prosecute, it may seek up to three times the underpaid tax for company criminal penalties and up to five times the underpaid tax for individual criminal penalties. PM Korea believes that it has paid cigarette-related taxes in compliance with the South Korean tax laws. In addition, the South Korean Ministry of Strategy and Finance (“MOSF”) filed a criminal complaint with the Public Prosecutor against PM Korea and its managing director. In its criminal complaint, the MOSF alleged that PM Korea exceeded the monthly product withdrawal limits that the MOSF had set in its notice. The Public Prosecutor will investigate the MOSF’s criminal complaint and decide whether to prosecute.  PM Korea disagrees with the MOSF’s allegations.

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

Note 19.

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

The effects of these derivative financial instrument assets and liabilities on PMI's consolidated balance sheets were as follows:

(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Received/Pledged

At December 31, 2017
Assets
Foreign exchange contracts	$140	$—	$140	$(50)	$(78)	$12
Liabilities
Foreign exchange contracts	$1,128	$—	$1,128	$(50)	$(1,004)	$74
At December 31, 2016
Assets
Foreign exchange contracts	$813	$—	$813	$(126)	$(607)	$80
Liabilities
Foreign exchange contracts	$163	$—	$163	$(126)	$(31)	$6

Note 20.

Sale of Accounts Receivable:

To mitigate risk and enhance cash and liquidity management PMI sells trade receivables to unaffiliated financial institutions. These arrangements allow PMI to sell, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold are generally short-term in nature and are removed from the consolidated balance sheets. PMI sells trade receivables under two types of arrangements, servicing and non-servicing. For servicing arrangements, PMI continues to service the sold trade receivables on an administrative basis and does not act on behalf of the unaffiliated financial institutions. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material for the years ended December 31, 2017 and 2016. Under the non-servicing arrangements, PMI does not provide any administrative support or servicing after the trade receivables have been sold to the unaffiliated financial institutions.

Cumulative trade receivables sold, including excise taxes, for the years ended December 31, 2017 and 2016, were $10,003 million and $9,447 million, respectively. PMI’s operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of December 31, 2017, 2016 and 2015, were $1,092 million, $729 million and $888 million, respectively. The net proceeds received are included in cash provided by operating activities in the consolidated statements of cash flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of trade receivables within marketing, administration and research costs in the consolidated statements of earnings. For the years ended December 31, 2017, 2016 and 2015 the loss on sale of trade receivables was immaterial.

Note 21.

New Accounting Standards:

On February 25, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additionally, ASU 2016-02 modifies current guidance for lessors' accounting. ASU 2016-02 is effective for interim and annual reporting periods beginning on or after January 1, 2019, with early adoption permitted. PMI has identified its lease management system and is in the process of identifying and evaluating the applicable leases. PMI is currently assessing the impact that the adoption of ASU 2016-02 will have on its financial position and results of operations.

On January 5, 2016, the FASB issued Accounting Standard Update ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 will require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Additionally, ASU 2016-01 also changes certain disclosure requirements and other aspects of current U.S. GAAP. ASU 2016-01 is effective for interim and annual reporting periods beginning on or after January 1, 2018. PMI has identified certain cost investments which are applicable to ASU 2016-01. At January 1, 2018, the cumulative effect of this change to PMI’s Earnings Reinvested in the Business is an increase of $238 million, which is net of $63 million in taxes.

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

ASU 2014-09 is effective for interim and annual reporting periods beginning on or after January 1, 2017. In July 2015, the FASB approved a proposal which allows for a deferral of the implementation until January 1, 2018, and permits early application, but not before the original effective date of January 1, 2017. In addition to the guidance in ASU 2014-09, PMI has evaluated ASU 2016-12, which was issued in May 2016 and provides some practical expedients to the original standard. As a result of this evaluation, PMI made an accounting policy election to exclude excise taxes collected from customers from the measurement of the transaction price, thereby presenting revenues, net of excise taxes. PMI has adopted ASU 2014-09 on January 1, 2018 retrospectively to each prior period presented. PMI has elected this transition method solely to reflect the change in excise tax presentation in all prior periods. Based on PMI’s assessment to date, the underlying principles of the new standard, relating to the measurement of revenue and the timing of recognition, are closely aligned with PMI’s current business model and practices. As a result, other than excise tax presentation, the adoption of ASU 2014-09 will not have any other material impact on the consolidated financial position or results of operations.

Note 22.

Quarterly Financial Data (Unaudited):

	2017 Quarters
(in millions, except per share data)	1st	2nd	3rd	4th
Net revenues	$16,556	$19,319	$20,638	$21,585
Gross profit	$3,887	$4,398	$4,738	$5,293
Net earnings attributable to PMI	$1,590	$1,781	$1,970	$694
Per share data:
Basic EPS	$1.02	$1.14	$1.27	$0.44
Diluted EPS	$1.02	$1.14	$1.27	$0.44
Dividends declared	$1.04	$1.04	$1.07	$1.07
Market price:
— High	$114.65	$123.55	$121.69	$115.28
— Low	$89.97	$108.56	$109.31	$101.58

	2016 Quarters
(in millions, except per share data)	1st	2nd	3rd	4th
Net revenues	$16,788	$19,041	$19,935	$19,189
Gross profit	$3,987	$4,285	$4,550	$4,472
Net earnings attributable to PMI	$1,530	$1,788	$1,938	$1,711
Per share data:
Basic EPS	$0.98	$1.15	$1.25	$1.10
Diluted EPS	$0.98	$1.15	$1.25	$1.10
Dividends declared	$1.02	$1.02	$1.04	$1.04
Market price:
— High	$99.53	$102.55	$104.20	$98.21
— Low	$84.46	$95.91	$96.95	$86.78

Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Philip Morris International Inc. and Subsidiaries:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Philip Morris International Inc. and its subsidiaries (PMI) as of December 31, 2017 and 2016, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ (deficit) equity and of cash flows for each of the three years in the periods ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PMI as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, PMI maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Basis for Opinions

PMI’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on PMI’s consolidated financial statements and on PMI’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

Lausanne, Switzerland
February 13, 2018

PricewaterhouseCoopers SA has served as the Company’s auditor since 2008.

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
Management assessed the effectiveness of PMI’s internal control over financial reporting as of December 31, 2017. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of PMI’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on this assessment, management determined that, as of December 31, 2017, PMI maintained effective internal control over financial reporting.
PricewaterhouseCoopers SA, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of PMI included in this report, has audited the effectiveness of PMI’s internal control over financial reporting as of December 31, 2017, as stated in their report herein.
February 13, 2018

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

None.
PART III

Except for the information relating to the executive officers set forth in Item 10 and the information relating to equity compensation plans set forth in Item 12, the information called for by Items 10-14 is hereby incorporated by reference to PMI’s definitive proxy statement for use in connection with its annual meeting of stockholders to be held on May 9, 2018, that will be filed with the SEC on or about March 29, 2018 (the “proxy statement”), and, except as indicated therein, made a part hereof.

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers as of February 9, 2018:

Name	Office	Age
André Calantzopoulos	Chief Executive Officer	60
Massimo Andolina	Senior Vice President, Operations	49
Drago Azinovic	President, Middle East & Africa Region and PMI Duty Free	55
Werner Barth	Senior Vice President, Commercial	53
Charles Bendotti	Senior Vice President, People and Culture	45
Patrick Brunel	Chief Information Officer	52
Frank de Rooij	Vice President, Treasury and Corporate Finance	52
Frederic de Wilde	President, European Union Region	50
Marc S. Firestone	President, External Affairs and General Counsel	58
Paul Janelle	Vice President, Corporate Planning and Business Development	52
Stacey Kennedy	President, South and Southeast Asia Region	45
Martin G. King	Chief Financial Officer	53
Andreas Kurali	Vice President and Controller	52
Marco Mariotti	President, Eastern Europe Region	53
Jacek Olczak	Chief Operating Officer	53
Jeanne Pollès	President, Latin America & Canada Region	52
Paul Riley	President, East Asia and Australia Region	52
Jaime Suarez	Chief Digital Officer	44
Jerry E. Whitson	Deputy General Counsel and Corporate Secretary	62
Miroslaw Zielinski	President, Science and Innovation	56

All of the above-mentioned officers have been employed by us in various capacities during the past five years.

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

The number of shares to be issued upon exercise or vesting and the number of shares remaining available for future issuance under PMI’s equity compensation plans at December 31, 2017, were as follows:

	Number of Securities to be Issued upon Exercise of Outstanding Options and Vesting of RSUs and PSUs (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	5,254,460(1)	$—	25,991,850

(1) Represents 3,612,400 shares of common stock that may be issued upon vesting of the restricted share units and 1,642,060 shares that may be issued upon vesting of the performance share units if maximum performance targets are achieved for each performance cycle. PMI has not granted options since the spin-off from Altria on March 28, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Refer to Related Person Transactions and Code of Conduct and Election of Directors - Independence of Nominees sections of the proxy statement.

Item 14.	Principal Accounting Fees and Services.

Refer to Audit Committee Matters section of the proxy statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Index to Consolidated Financial Statements and Schedules

Page
Consolidated Balance Sheets at December 31, 2017 and 2016	69 - 70
Consolidated Statements of Earnings for the years ended December 31, 2017, 2016 and 2015	71
Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2017, 2016 and 2015	72
Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended December 31, 2017, 2016 and 2015	73
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015	74 - 75
Notes to Consolidated Financial Statements	76 - 118
Report of Independent Registered Public Accounting Firm	119 - 120
Report of Management on Internal Control Over Financial Reporting	121

Schedules have been omitted either because such schedules are not required or are not applicable.

(b) The following exhibits are filed as part of this Report:

2.1	—
Distribution Agreement between Altria Group, Inc. and Philip Morris International Inc. dated January 30, 2008 (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form 10 filed February 7, 2008).

3.1	—	Amended and Restated Articles of Incorporation of Philip Morris International Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed February 7, 2008).
3.2	—	Amended and Restated By-laws of Philip Morris International Inc., effective as of January 1, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed September 28, 2017).
4.1	—	Specimen Stock Certificate of Philip Morris International Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 10 filed February 7, 2008).
4.2	—
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
Extension Agreement, effective February 7, 2017, to the Credit Agreement, dated as of February 12, 2013, among Philip Morris International Inc., the lenders party thereto, Citibank Europe PLC, UK Branch (formerly, Citibank International Limited), as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 30, 2017).

10.7	__
Extension Agreement, effective January 31, 2014, to Credit Agreement, dated as of February 12, 2013, among Philip Morris International Inc., the lenders party thereto and Citibank Europe PLC, UK Branch (formerly, The Royal Bank of Scotland plc), as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.8	__
Credit Agreement, dated as of February 28, 2014, among Philip Morris International Inc., the lenders named therein, J.P. Morgan Europe Limited, as Facility Agent, and JPMorgan Chase Bank, N.A., as Swingline Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 3, 2014).

10.9	__
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

10.11	__
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

10.12	—
Credit Agreement, dated as of October 1, 2015, among Philip Morris International Inc., the lenders named therein, Citibank Europe PLC, UK Branch (formerly, Citibank International Limited), as Facility Agent, and Citibank, N.A., as Swingline Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 5, 2015).

10.13	—
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

10.15	—
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

10.16	—
Extension Agreement, effective October 1, 2017, to the Credit Agreement, dated as of October 1, 2015, among Philip Morris International Inc., the lenders party thereto and Citibank Europe PLC, UK Branch (formerly, Citibank International Limited), as facility agent, and Citibank N.A., as swingline agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 29, 2017).

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

10.19	—	Philip Morris International Inc. 2012 Performance Incentive Plan, effective May 9, 2012 (incorporated by reference to Exhibit A to the Definitive Proxy Statement filed on March 30, 2012).*
10.20	—	Philip Morris International Inc. 2017 Performance Incentive Plan, effective May 3, 2017 (incorporated by reference to Exhibit B to the Definitive Proxy Statement filed on March 23, 2017).*

10.21	—	Pension Fund of Philip Morris in Switzerland (IC) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).*
10.22	—	Summary of Supplemental Pension Plan of Philip Morris in Switzerland (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).*
10.23	—
Form of Restated Employee Grantor Trust Enrollment Agreement (Executive Trust Arrangement) (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form 10 filed February 7, 2008).*

10.24	—	Form of Restated Employee Grantor Trust Enrollment Agreement (Secular Trust Arrangement) (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form 10 filed February 7, 2008).*
10.25	—
Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors, effective May 3, 2017 (incorporated by reference to Exhibit C to the Definitive Proxy Statement filed on March 23, 2017).*

10.26	—	Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors (as amended and restated as of January 1, 2018).*
10.27	—	Philip Morris International Inc. 2008 Deferred Fee Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form 10 filed February 7, 2008).*
10.28	—
Supplemental Letter to the Employment Agreement (as amended) with André Calantzopoulos (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017). The Employment Agreement was previously filed as Exhibit 10.22 to the Registration Statement on Form 10 filed February 7, 2008 and is incorporated by reference to this Exhibit 10.28. The Amendment to the Employment Agreement was previously filed as Exhibit 10.1 to the Current Report on Form 8-K/A filed June 13, 2013, and is incorporated by reference to this Exhibit 10.28.*

10.29	—
Supplemental Letter to Employment Agreement with Marc S. Firestone (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017). The Employment Agreement was previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and is incorporated by reference to this Exhibit 10.29. The Amendment to the Employment Agreement was previously filed as Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2013, and is incorporated by reference to this Exhibit 10.29.*

10.30	—
Employment Agreement as of January 1, 2018 with Martin G. King. The previous Employment Agreement was filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, and is incorporated by reference to this Exhibit 10.30. The Amendments to the previous Employment Agreement were filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and as Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and are incorporated by reference to this Exhibit 10.30. *

10.31	—
Supplemental Letter to the Employment Agreement (as amended) with Jacek Olczak (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed December 12, 2017). The Employment Agreement was previously filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and is incorporated by reference to this Exhibit 10.31. The Amendments to the Employment Agreement were previously filed as Exhibit 10.33 to the Annual Report on Form 10-K for the year ended December 31, 2013 and as Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and are incorporated by reference to this Exhibit 10.31.*

10.32	—
Supplemental Letter to the Employment Agreement (as amended) with Miroslaw Zielinski (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017). The Employment Agreement was previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and is incorporated by reference to this Exhibit 10.32. The Amendments to the Employment Agreement were previously filed as Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2013 and as Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, and are incorporated by reference to this Exhibit 10.32.*

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

10.39	—	Agreement with Louis C. Camilleri (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form 10 filed February 7, 2008).*
10.40	—	Amended and Restated Supplemental Management Employees’ Retirement Plan (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2008).*
10.41	—	Supplemental Equalization Plan, amended and restated as of June 29, 2015 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).*
10.42	—
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

10.45	—	Form of Deferred Stock Agreement (2014 Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 7, 2014).*
10.46	—	Form of Deferred Stock Agreement (2015 Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 10, 2015).*
10.47	—	Philip Morris International Inc. Tax Return Preparation Services Policy (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K for the year ended December 31, 2014).*
10.48	—	Form of Restricted Stock Unit Agreement (2016 Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 9, 2016).*
10.49	—	Form of Performance Share Unit Agreement (2016 Grants) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 9, 2016).*
10.50	—	Form of Restricted Stock Unit Agreement (2017 Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 7, 2017).*
10.51	—	Form of Performance Share Unit Agreement (2017 Grants) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 7, 2017).*

10.52	—
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

Date: February 13, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ ANDRÉ CALANTZOPOULOS	Chief Executive Officer	February 13, 2018
(André Calantzopoulos)
/s/ MARTIN G. KING	Chief Financial Officer	February 13, 2018
(Martin G. King)
/s/ ANDREAS KURALI	Vice President and Controller	February 13, 2018
(Andreas Kurali)
*HAROLD BROWN, LOUIS C. CAMILLERI, MASSIMO FERRAGAMO, WERNER GEISSLER, JENNIFER LI, JUN MAKIHARA, SERGIO MARCHIONNE, KALPANA MORPARIA, LUCIO A. NOTO, FREDERIK PAULSEN, ROBERT B. POLET, STEPHEN M. WOLF	Directors

*By:	/s/ ANDRÉ CALANTZOPOULOS	February 13, 2018
(André Calantzopoulos Attorney-in-fact)