Form 10-Q
period 2018-03-31
Philip Morris International Inc.
filed 2018-04-26
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At April 23, 2018, there were 1,554,473,725 shares outstanding of the registrant’s common stock, no par value per share.

PHILIP MORRIS INTERNATIONAL INC.

In this report, “PMI,” “we,” “us” and “our” refer to Philip Morris International Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$7,200	$8,447
Trade receivables (less allowances of $25 in 2018 and $25 in 2017)	3,373	3,194
Other receivables	521	544
Inventories:
Leaf tobacco	2,737	2,606
Other raw materials	1,481	1,563
Finished product	4,374	4,637
	8,592	8,806
Other current assets	907	603
Total current assets	20,593	21,594
Property, plant and equipment, at cost	15,056	14,566
Less: accumulated depreciation	7,597	7,295
	7,459	7,271
Goodwill (Note 4)	7,667	7,666
Other intangible assets, net (Note 4)	2,455	2,432
Investments in unconsolidated subsidiaries and equity securities (Notes 11&14)	1,395	1,074
Deferred income taxes	1,150	1,007
Other assets	2,351	1,924
TOTAL ASSETS	$43,070	$42,968

See notes to condensed consolidated financial statements.
Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share data)
(Unaudited)

	March 31, 2018	December 31, 2017
LIABILITIES
Short-term borrowings (Note 10)	$608	$499
Current portion of long-term debt (Note 10)	4,662	2,506
Accounts payable	2,156	2,242
Accrued liabilities:
Marketing and selling	668	708
Taxes, except income taxes	5,085	5,324
Employment costs	770	856
Dividends payable	1,675	1,669
Other	1,556	1,346
Income taxes (Note 9)	508	812
Total current liabilities	17,688	15,962
Long-term debt (Note 10)	29,578	31,334
Deferred income taxes	822	799
Employment costs	2,272	2,271
Income taxes and other liabilities (Note 9)	3,192	2,832
Total liabilities	53,552	53,198
Contingencies (Note 8)
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2018 and 2017)	—	—
Additional paid-in capital	1,856	1,972
Earnings reinvested in the business	29,985	29,859
Accumulated other comprehensive losses	(8,883)	(8,535)
	22,958	23,296
Less: cost of repurchased stock (554,850,007 and 556,098,569 shares in 2018 and 2017, respectively)	35,308	35,382
Total PMI stockholders’ deficit	(12,350)	(12,086)
Noncontrolling interests	1,868	1,856
Total stockholders’ deficit	(10,482)	(10,230)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$43,070	$42,968

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Revenues including excise taxes	$18,426	$16,556
Excise taxes on products	11,530	10,492
Net revenues (Note 18)	6,896	6,064
Cost of sales	2,615	2,177
Gross profit	4,281	3,887
Marketing, administration and research costs	1,833	1,449
Amortization of intangibles	22	22
Operating income	2,426	2,416
Interest expense, net	227	219
Pension and other employee benefit costs (Note 3)	6	20
Earnings before income taxes	2,193	2,177
Provision for income taxes	559	541
Equity investments and securities (income)/loss, net	(13)	(22)
Net earnings	1,647	1,658
Net earnings attributable to noncontrolling interests	91	68
Net earnings attributable to PMI	$1,556	$1,590
Per share data (Note 6):
Basic earnings per share	$1.00	$1.02
Diluted earnings per share	$1.00	$1.02
Dividends declared	$1.07	$1.04

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Net earnings	$1,647	$1,658
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $192 in 2018 and $156 in 2017	(371)	303
Change in net loss and prior service cost:
Amortization of net losses, prior service costs and net transition costs, net of income taxes of ($11) in 2018 and ($9) in 2017	50	56
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $10 in 2018 and $11 in 2017	(64)	(75)
(Gains) losses transferred to earnings, net of income taxes of ($1) in 2018 and $2 in 2017	2	5
Total other comprehensive earnings (losses)	(383)	289
Total comprehensive earnings	1,264	1,947
Less comprehensive earnings attributable to:
Noncontrolling interests	56	63
Comprehensive earnings attributable to PMI	$1,208	$1,884

See notes to condensed consolidated financial statements

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Three Months Ended March 31, 2018 and 2017
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, January 1, 2017	$—	$1,964	$30,397	$(9,559)	$(35,490)	$1,788	$(10,900)
Net earnings			1,590			68	1,658
Other comprehensive earnings (losses), net of income taxes				294		(5)	289
Issuance of stock awards		(71)			104		33
Dividends declared ($1.04 per share)			(1,620)				(1,620)
Payments to noncontrolling interests						(17)	(17)
Other		(1)				1	—
Balances, March 31, 2017	$—	$1,892	$30,367	$(9,265)	$(35,386)	$1,835	$(10,557)
Balances, January 1, 2018	$—	$1,972	$29,859	$(8,535)	$(35,382)	$1,856	$(10,230)
Net earnings			1,556			91	1,647
Other comprehensive earnings (losses), net of income taxes				(344)		(39)	(383)
Issuance of stock awards		(29)			74		45
Dividends declared ($1.07 per share)			(1,668)				(1,668)
Payments to noncontrolling interests						(36)	(36)
Adoption of new accounting standards (Note18)			238				238
Other (Note 17)		(87)		(4)		(4)	(95)
Balances, March 31, 2018	$—	$1,856	$29,985	$(8,883)	$(35,308)	$1,868	$(10,482)

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$1,647	$1,658

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	242	197
Deferred income tax provision	26	27
Cash effects of changes in:
Receivables, net	(113)	504
Inventories	338	1,243
Accounts payable	(62)	84
Accrued liabilities and other current assets	(509)	(2,207)
Income taxes	(315)	(510)
Pension plan contributions	(25)	(18)
Other	151	(135)
Net cash provided by operating activities	1,380	843

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(365)	(292)
Investments in unconsolidated subsidiaries and equity securities	(18)	(5)
Net investment hedges	(665)	(254)
Other	30	8
Net cash used in investing activities	(1,018)	(543)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Short-term borrowing activity by original maturity:
Net issuances - maturities of 90 days or less	$103	$374
Long-term debt proceeds	—	2,482
Long-term debt repaid	—	(814)
Dividends paid	(1,659)	(1,618)
Sale (purchase) of subsidiary shares to/(from) noncontrolling interests (Note 17)	(91)	—
Other	(91)	(83)
Net cash provided by (used in) financing activities	(1,738)	341
Effect of exchange rate changes on cash, cash equivalents and restricted cash	131	234

Cash, cash equivalents and restricted cash(1):
Increase (Decrease)	(1,245)	875
Balance at beginning of period	8,476	4,331
Balance at end of period	$7,231	$5,206

(1) Following the adoption of Financial Accounting Standards Update ASU 2016-18, "Statement of Cash Flows: Restricted Cash," the amounts for cash and cash equivalents shown above include restricted cash of $31 million and $130 million as of March 31, 2018 and 2017, respectively, and $29 million and $92 million as of December 31, 2017, and 2016, respectively, which were included in other current assets in the condensed consolidated balance sheets.

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

To provide a greater focus on both parts of PMI's business -- combustible and reduced-risk products -- and to support PMI's transformation towards a smoke-free future, effective January 1, 2018, PMI began managing its business in six reportable segments as follows: European Union; Eastern Europe; Middle East & Africa; South & Southeast Asia; East Asia & Australia; and Latin America & Canada. For further details, see Note 7. Segment Reporting.

Certain prior years' amounts have been reclassified to conform with the current year's presentation, due primarily to new accounting guidance related to revenue recognition, pension costs and restricted cash and PMI’s decision to reorganize its reportable segments. For further details, see the condensed consolidated statements of cash flows, Note 3. Benefit Plans, Note 7. Segment Reporting and Note 18. New Accounting Standards. The changes did not have a material impact on PMI's consolidated financial position, results of operations or cash flows in any of the periods presented.

These statements should be read in conjunction with the audited consolidated financial statements and related notes, which appear in PMI’s Annual Report on Form 10-K for the year ended December 31, 2017.

Note 2. Stock Plans:

In May 2017, PMI’s shareholders approved the Philip Morris International Inc. 2017 Performance Incentive Plan (the “2017 Plan”). The 2017 Plan replaced the 2012 Performance Incentive Plan, and there will be no additional grants under the replaced plan. Under the 2017 Plan, PMI may grant to eligible employees restricted shares and restricted share units, performance-based cash incentive awards and performance-based equity awards. Up to 25 million shares of PMI’s common stock may be issued under the 2017 Plan. At March 31, 2018, shares available for grant under the 2017 Plan were 22,939,200.

In May 2017, PMI’s shareholders also approved the Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors (the “2017 Non-Employee Directors Plan”). The 2017 Non-Employee Directors Plan replaced the 2008 Stock Compensation Plan for Non-Employee Directors, and there will be no additional grants under the replaced plan. A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the 2017 Non-Employee Directors Plan. At March 31, 2018, shares available for grant under the plan were 1,000,000.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Restricted share unit (RSU) awards

During the three months ended March 31, 2018 and 2017, shares granted to eligible employees, the weighted-average grant date fair value per share and the recorded compensation expense related to RSU awards were as follows:

	Number of Shares Granted	Weighted-Average Grant Date Fair Value Per RSU Award Granted	Compensation Expense Related to RSU Awards (in millions)
2018	1,249,650	$100.70	$38
2017	1,202,060	$98.47	$35

As of March 31, 2018, PMI had $196 million of total unrecognized compensation cost related to non-vested RSU awards. The cost is recognized over the original restriction period of the awards, which is typically three years after the date of the award, or upon death, disability or reaching the age of 58.

During the three months ended March 31, 2018, 1,378,550 RSU awards vested. The grant date fair value of all the vested awards was approximately $114 million. The total fair value of RSU awards that vested during the three months ended March 31, 2018 was approximately $143 million.

Performance share unit (PSU) awards

During the three months ended March 31, 2018 and 2017, PMI granted PSU awards to certain executives. The PSU awards require the achievement of certain performance factors, which are predetermined at the time of grant, over a three-year performance cycle. PMI’s performance metrics consist of PMI’s Total Shareholder Return (TSR) relative to a predetermined peer group and on an absolute basis (50% weight), PMI’s currency-neutral compound annual adjusted operating income growth rate, excluding acquisitions (30% weight), and PMI’s performance against specific measures of PMI’s transformation (20% weight). The aggregate of the weighted performance factors for the three metrics determines the percentage of PSUs that will vest at the end of the three-year performance cycle. The minimum percentage of PSUs that can vest is zero, with a target percentage of 100 and a maximum percentage of 200. Each vested PSU entitles the participant to one share of common stock. An aggregate weighted PSU performance factor of 100 will result in the targeted number of PSUs being vested. At the end of the performance cycle, participants are entitled to an amount equivalent to the accumulated dividends paid on common stock during the performance cycle for the number of shares earned.

During the three months ended March 31, 2018 and 2017, shares granted to eligible employees, the grant date fair value per share and the recorded compensation expense related to PSU awards were as follows:

	Number of Shares Granted	PSU Grant Date Fair Value Subject to TSR Performance Factor Per Share (a)	PSU Grant Date Fair Value Subject to Other Performance Factors Per Share (b)	Compensation Expense Related to PSU Awards (in millions)
2018	401,500	$118.98	$100.69	$21
2017	393,460	$128.72	$98.29	$17

(a) The grant date fair value of the PSU market based awards subject to the TSR performance factor was determined by using the Monte Carlo simulation model.
(b) The grant date fair value of the PSU awards subject to the other performance factors was determined by using the average of the high and low market price of PMI’s stock at the date of grant.

As of March 31, 2018, PMI had $57 million of total unrecognized compensation cost related to non-vested PSU awards. The cost is recognized over the performance cycle of the awards, or upon death, disability or reaching the age of 58.

During the three months ended March 31, 2018, there were no PSU awards that vested.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 3. Benefit Plans:

Pension coverage for employees of PMI’s subsidiaries is provided, to the extent deemed appropriate, through separate plans, many of which are governed by local statutory requirements. In addition, PMI provides health care and other benefits to substantially all U.S. retired employees and certain non-U.S. retired employees. In general, health care benefits for non-U.S. retired employees are covered through local government plans. PMI adopted ASU 2017-07 "Compensation - Retirement Benefits" on January 1, 2018, retrospectively for all periods. Following adoption, the service cost component of net periodic benefit cost continues to be included within operating income, while all other cost components are included below operating income, within pension and other employee benefit costs, including $19 million and $22 million related to net postemployment costs for the three months ended March 31, 2018 and 2017, respectively, and $3 million and $4 million related to net postretirement costs for the three months ended March 31, 2018 and 2017, respectively.

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	Pension (1)
	For the Three Months Ended March 31,
(in millions)	2018	2017
Service cost	$53	$51
Interest cost	28	26
Expected return on plan assets	(87)	(79)
Amortization:
Net loss	43	44
Prior service cost	—	3
Net periodic pension cost	$37	$45

(1) Primarily non-U.S. based defined benefit retirement plans.

Employer Contributions
PMI makes, and plans to make, contributions, to the extent that they are tax deductible and to meet specific funding requirements of its funded pension plans. Employer contributions of $25 million were made to the pension plans during the three months ended March 31, 2018. Currently, PMI anticipates making additional contributions during the remainder of 2018 of approximately $46 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest and currency rates.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4. Goodwill and Other Intangible Assets, net:
Goodwill and other intangible assets, net, by segment were as follows:

	Goodwill		Other Intangible Assets, net
(in millions)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
European Union	$1,474	$1,419	$439	$458
Eastern Europe	334	321	22	16
Middle East & Africa	107	102	185	178
South & Southeast Asia	2,938	3,010	987	1,004
East Asia & Australia	561	567	59	44
Latin America & Canada	2,253	2,247	763	732
Total	$7,667	$7,666	$2,455	$2,432
Goodwill primarily reflects PMI’s acquisitions in Canada, Colombia, Greece, Indonesia, Mexico, Pakistan and Serbia, as well as the business combination in the Philippines. The movements in goodwill from December 31, 2017, were as follows:

(in millions)	European Union	Eastern Europe	Middle East & Africa	South & Southeast Asia	East Asia & Australia	Latin America & Canada	Total
Balances, December 31, 2017	$1,419	$321	$102	$3,010	$567	$2,247	$7,666
Changes due to:
Currency	55	13	5	(72)	(6)	6	1
Balances, March 31, 2018	$1,474	$334	$107	$2,938	$561	$2,253	$7,667
Additional details of other intangible assets were as follows:

	March 31, 2018		December 31, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$1,341		$1,323
Amortizable intangible assets	1,818	$704	1,798	$689
Total other intangible assets	$3,159	$704	$3,121	$689

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia in 2005 and Mexico in 2007. Amortizable intangible assets primarily consist of certain trademarks and distribution networks associated with business combinations. The gross carrying amount, the range of useful lives as well as the weighted-average remaining useful life of amortizable intangible assets at March 31, 2018, were as follows:

(dollars in millions)	Gross Carrying Amount	Initial Estimated Useful Lives	Weighted-Average Remaining Useful Life
Trademarks	$1,555	2 - 40 years	19 years
Distribution networks	151	5 - 30 years	9 years
Other (including farmer contracts and intellectual property rights)	112	4 - 17 years	11 years
	$1,818

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Pre-tax amortization expense for intangible assets during the three months ended March 31, 2018 and 2017 was $22 million and $22 million, respectively. Amortization expense for each of the next five years is estimated to be $84 million or less, assuming no additional transactions occur that require the amortization of intangible assets.
The increase in the gross carrying amount of other intangible assets from December 31, 2017, was due primarily to the purchase of additional intellectual property rights related to PMI's reduced-risk products, as well as currency movements.

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

PMI uses deliverable and non-deliverable forward foreign exchange contracts, foreign currency swaps and foreign currency options, collectively referred to as foreign exchange contracts ("foreign exchange contracts"), and interest rate contracts to mitigate its exposure to changes in exchange and interest rates from third-party and intercompany actual and forecasted transactions. The primary currencies to which PMI is exposed include the Australian dollar, Canadian dollar, Euro, Indonesian rupiah, Japanese yen, Mexican peso, Philippine peso, Russian ruble, Swiss franc and Turkish lira. At March 31, 2018, PMI had contracts with aggregate notional amounts of $33.4 billion of which $7.1 billion related to cash flow hedges, $11.3 billion related to hedges of net investments in foreign operations and $15.0 billion related to other derivatives that primarily offset currency exposures on intercompany financing.

Effective January 1, 2018, PMI elected to early adopt Accounting Standard Update 2017-12 “Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities,” which did not have a material impact on PMI’s consolidated financial position or results of operations.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The fair value of PMI’s foreign exchange contracts included in the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, were as follows:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
(in millions)	Balance Sheet Classification	At March 31, 2018	At December 31, 2017	Balance Sheet Classification	At March 31, 2018	At December 31, 2017
Foreign exchange contracts designated as hedging instruments	Other current assets	$48	$84	Other accrued liabilities	$433	$197
	Other assets	6	34	Other liabilities	1,237	880
Foreign exchange contracts not designated as hedging instruments	Other current assets	60	22	Other accrued liabilities	20	37
	Other assets	—	—	Other liabilities	67	14
Total derivatives		$114	$140		$1,757	$1,128

For the three months ended March 31, 2018 and 2017, PMI's cash flow and net investment hedging instruments impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Three Months Ended March 31,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings
	2018	2017		2018	2017
Derivatives in Cash Flow Hedging Relationship
Foreign exchange contracts	$(74)	$(86)
			Net revenues	$(9)	$9
			Cost of sales	—	—
			Marketing, administration and research costs	8	(9)
			Interest expense, net	(2)	(3)
Derivatives in Net Investment Hedging Relationship
Foreign exchange contracts	(608)	(249)
Total	$(682)	$(335)		$(3)	$(3)

Cash Flow Hedges

PMI has entered into foreign exchange contracts to hedge the foreign currency exchange and interest rate risks related to certain forecasted transactions. Gains and losses associated with qualifying cash flow hedge contracts is deferred as a component of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. As of March 31, 2018, PMI has hedged forecasted transactions for periods not exceeding the next fifteen months with the exception of one foreign exchange contract that expires in May 2024. The impact of these hedges is primarily included in operating cash flows on PMI’s condensed consolidated statements of cash flows.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Hedges of Net Investments in Foreign Operations

PMI designates certain foreign currency denominated debt and foreign exchange contracts as net investment hedges, primarily of its Euro net assets. For the three months ended March 31, 2018 and 2017, these hedges of net investments resulted in losses, net of income taxes, of $757 million and $294 million, respectively, principally related to changes in the exchange rates between the Euro and U.S. dollar. These losses were reported as a component of accumulated other comprehensive losses within currency translation adjustments, and were substantially offset by the gains generated on the underlying assets. For the three months ended March 31, 2018, the gains for amounts excluded from the effectiveness testing recognized in earnings based on the changes in fair value were $67 million and were accounted for in interest expense, net, on the condensed consolidated statement of earnings. The premiums paid for, and settlements of, net investment hedges are included in investing cash flows on PMI’s condensed consolidated statements of cash flows.

Other Derivatives

PMI has entered into foreign exchange contracts to hedge the foreign currency exchange and interest rate risks related to intercompany loans between certain subsidiaries, and third-party loans. While effective as economic hedges, no hedge accounting is applied for these contracts; therefore, the unrealized gains (losses) relating to these contracts are reported in marketing, administration and research costs in PMI’s condensed consolidated statements of earnings. For the three months ended March 31, 2018 and 2017, the gains (losses) from contracts for which PMI did not apply hedge accounting were $95 million and $(39) million, respectively. The gains (losses) from these contracts substantially offset the losses and gains generated by the underlying intercompany and third-party loans being hedged.

For the three months ended March 31, 2018 and 2017, the net impact of these contracts on the condensed consolidated statements of earnings was not material.

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses

Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

(in millions)	For the Three Months Ended March 31,
	2018	2017
Gain as of January 1,	$42	$97
Derivative (gains)/losses transferred to earnings	2	5
Change in fair value	(64)	(75)
Gain/(loss) as of March 31,	$(20)	$27
At March 31, 2018, PMI expects $30 million of derivative losses that are included in accumulated other comprehensive losses to be reclassified to the condensed consolidated statement of earnings within the next 12 months. These losses are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.
Contingent Features
PMI’s derivative instruments do not contain contingent features.
Credit Exposure and Credit Risk
PMI is exposed to credit loss in the event of non-performance by counterparties. While PMI does not anticipate non-performance, its risk is limited to the fair value of the financial instruments less any cash collateral received or pledged. PMI actively monitors its exposure to credit risk through the use of credit approvals and credit limit and by selecting and continuously monitoring a diverse group of major international banks and financial institutions as counterparties.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Fair Value
See Note 11. Fair Value Measurements and Note 13. Balance Sheet Offsetting for additional discussion of derivative financial instruments.

Note 6. Earnings Per Share:
Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Three Months Ended March 31,
	2018	2017
Net earnings attributable to PMI	$1,556	$1,590
Less distributed and undistributed earnings attributable to share-based payment awards	3	3
Net earnings for basic and diluted EPS	$1,553	$1,587
Weighted-average shares for basic EPS	1,553	1,552
Plus contingently issuable performance stock units (PSUs)	1	1
Weighted-average shares for diluted EPS	1,554	1,553
Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and therefore are included in PMI’s earnings per share calculation pursuant to the two-class method.
For the 2018 and 2017 computations, there were no antidilutive stock awards.

Note 7. Segment Reporting:

PMI’s subsidiaries and affiliates are engaged in the manufacture and sale of cigarettes and other nicotine-containing products, including RRPs, in markets outside of the United States of America. Reportable segments for PMI are organized by geographic region and managed by segment managers who are responsible for the operating and financial results of the regions inclusive of all product categories sold in the region. Effective January 1, 2018, PMI began managing its business in six reportable segments. PMI’s reportable segments are the European Union; Eastern Europe; Middle East & Africa; South & Southeast Asia; East Asia & Australia; and Latin America & Canada. PMI records net revenues and operating income to its segments based upon the geographic area in which the customer resides.

PMI’s chief operating decision maker evaluates segment performance and allocates resources based on regional operating income, which includes results from all product categories sold in each region. Effective January 1, 2018, PMI began using operating income to evaluate business segment performance and allocate resources, replacing operating companies income used previously.

On January 1, 2018, PMI adopted Financial Accounting Standards Update ASU 2014-09, "Revenue from Contracts with Customers." PMI adopted this standard retrospectively to each prior period presented. For further details on this standard and its impact on PMI, see Note 18. New Accounting Standards. The amounts presented for the reportable segments reflect this adoption.

PMI disaggregates its net revenue from contracts with customers by both geographic location and product category for each of PMI's six reportable segments, as PMI believes this best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Segment data were as follows:

(in millions)	For the Three Months Ended March 31,
	2018	2017
Net revenues:
European Union	$1,988	$1,740
Eastern Europe	567	516
Middle East & Africa	961	961
South & Southeast Asia	1,081	1,031
East Asia & Australia	1,591	1,210
Latin America & Canada	708	606
Net revenues	$6,896	$6,064
Operating income:
European Union	$740	$748
Eastern Europe	151	159
Middle East & Africa	374	491
South & Southeast Asia	429	370
East Asia & Australia	515	472
Latin America & Canada	217	176
Operating income	$2,426	$2,416

PMI's net revenues by product category were as follows:

(in millions)	For the Three Months Ended March 31,
	2018	2017
Net revenues:
Combustible products:
European Union	$1,836	$1,709
Eastern Europe	527	513
Middle East & Africa	884	957
South & Southeast Asia	1,081	1,031
East Asia & Australia	737	813
Latin America & Canada	704	605
Total combustible products	$5,769	$5,629
Reduced-risk products:
European Union	$152	$31
Eastern Europe	40	3
Middle East & Africa	77	4
South & Southeast Asia	—	—
East Asia & Australia	854	396
Latin America & Canada	4	—
Total reduced-risk products	$1,127	$435

Total PMI net revenues	$6,896	$6,064
Note: Sum of product categories or Regions might not foot to total PMI due to roundings.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Net revenues related to combustible products refer to the operating revenues generated from the sale of these products, including shipping and handling charges billed to customers, net of sales and promotion incentives, and excise taxes. These net revenue amounts consist of the sale of PMI's cigarettes and other tobacco products combined. Other tobacco products primarily include roll-your-own and make-your-own cigarettes, pipe tobacco, cigars and cigarillos and do not include reduced-risk products.

Net revenues related to reduced-risk products refer to the operating revenues generated from the sale of these products, including shipping and handling charges billed to customers, net of sales and promotion incentives, and excise taxes. These net revenue amounts consist of the sale of PMI's heated tobacco units, IQOS devices and related accessories, and other nicotine-containing products, which primarily include our e-vapor products.

PMI recognizes revenue, when control is transferred to the customer, typically either upon shipment or delivery of goods.

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
The table below lists the number of tobacco-related cases pending against us and/or our subsidiaries or indemnitees as of April 24, 2018, April 25, 2017 and April 22, 2016:

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Type of Case	Number of Cases Pending as of April 24, 2018	Number of Cases Pending as of April 25, 2017	Number of Cases Pending as of April 22, 2016
Individual Smoking and Health Cases	62	63	66
Smoking and Health Class Actions	11	11	11
Health Care Cost Recovery Actions	16	16	16
Label-Related Class Actions	1	—	—
Individual Label-Related Cases	1	1	3
Public Civil Actions	2	2	3
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
The Civil Court of São Paulo found defendants liable without hearing evidence. In April 2004, the court awarded “moral damages” of R$1,000 (approximately $293) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not assess actual damages, which were to be assessed in a second phase of the case. The size of the class was not defined in the ruling.

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

In June 2015, our subsidiary commenced the appellate process with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make the payment into a trust. In August 2015, plaintiffs filed a motion for security with the Court of Appeal covering both the Létourneau case and the Blais case described below. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling CAD 226 million (approximately $177 million) to cover both the Létourneau and Blais cases. The hearing for the merits appeal took place in November 2016. (See below for further detail.)

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
May 27, 2015	Canada/Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais	Class Action
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Blais class on liability and found the class members’ compensatory damages totaled approximately CAD 15.5 billion (approximately $12.1 billion), including pre-judgment interest. The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion including pre-judgment interest (approximately $2.4 billion)). The trial court awarded CAD 90,000 (approximately $70,500) in punitive damages, allocating CAD 30,000 (approximately $23,500) to our subsidiary. The trial court ordered defendants to pay CAD 1 billion (approximately $783 million) of the compensatory damage award, CAD 200 million (approximately $157 million) of which is our subsidiary’s portion, into a trust within 60 days.

In June 2015, our subsidiary commenced the appellate process with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make the payment into a trust. In August 2015, plaintiffs filed a motion for security with the Court of Appeal. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling, together with the Létourneau case, CAD 226 million (approximately $177 million). The hearing for the merits appeal took place in November 2016. (See below for further detail.)

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
August 5, 2016	Argentina/Hugo Lespada	Individual Action
On August 5, 2016, the Civil Court No. 14 - Mar del Plata, issued a verdict in favor of plaintiff, an individual smoker, and awarded him ARS 110,000 (approximately $5,446), plus interest, in compensatory and moral damages.
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
As of April 24, 2018, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•
62 cases brought by individual plaintiffs in Argentina (34), Brazil (10), Canada (4), Chile (6), Costa Rica (1), Italy (3), the Philippines (1), Russia (1), Turkey (1) and Scotland (1), compared with 63 such cases on April 25, 2017, and 66 cases on April 22, 2016; and

•	11 cases brought on behalf of classes of individual plaintiffs in Brazil (2) and Canada (9), compared with 11 such cases on April 25, 2017 and 11 such cases on April 22, 2016.

In the first class action pending in Brazil, The Smoker Health Defense Association (ADESF) v. Souza Cruz, S.A. and Philip Morris Marketing, S.A., Nineteenth Lower Civil Court of the Central Courts of the Judiciary District of São Paulo, Brazil, filed July 25, 1995, our subsidiary and another member of the industry are defendants. The plaintiff, a consumer organization, is seeking damages for all addicted smokers and former smokers, and injunctive relief. In 2004, the trial court found defendants liable without hearing evidence and awarded “moral damages” of R$1,000 (approximately $293) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class was not estimated. Defendants appealed to the São Paulo Court of Appeals, which annulled the ruling in November 2008, finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In May 2011, the trial court dismissed the claim. In February 2015, the appellate court unanimously dismissed plaintiff's appeal. In September 2015, plaintiff appealed to the Superior Court of Justice. In February 2017, the Chief Justice of the Supreme Court of Justice denied plaintiff's appeal. In March 2017, plaintiff filed an en banc appeal to the Supreme Court of Justice. In addition, the defendants filed a constitutional appeal to the Federal Supreme Tribunal on the basis that plaintiff did not have standing to bring the lawsuit. Both appeals are still pending.

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

In the first class action pending in Canada, Cecilia Létourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, our subsidiary and other Canadian manufacturers (Imperial Tobacco Canada Ltd. and JTI-MacDonald Corp.) are defendants.  The plaintiff, an individual smoker, sought compensatory and punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005.  Trial began in March 2012 and concluded in December 2014. The trial court issued its judgment on May 27, 2015. The trial court found our subsidiary and two other Canadian manufacturers liable and awarded a total of CAD 131 million (approximately $103 million) in punitive damages, allocating CAD 46 million (approximately $36 million) to our subsidiary. The trial court found that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking. The trial court also found that defendants conspired to prevent consumers from learning the dangers of smoking. The trial court further held that these civil faults were a cause of the class members’ addiction. The trial court rejected other grounds of fault advanced by the class, holding that: (i) the evidence was insufficient to show that defendants marketed to youth, (ii) defendants’ advertising did not convey false information about the characteristics of cigarettes, and (iii) defendants did not commit a fault by using the descriptors light or mild for cigarettes with a lower tar delivery. The trial court estimated the size of the addiction class at 918,000 members but declined to award compensatory damages to the addiction class because the evidence did not establish the claims with sufficient accuracy. The trial court ordered defendants to pay the full punitive damage award into a trust within 60 days and found that a claims process to allocate the awarded damages to individual class members would be too expensive and difficult to administer. The trial court ordered a briefing on the proposed process for the distribution of sums remaining from the punitive damage award after payment of attorneys’ fees and legal costs. In June 2015, our subsidiary commenced the appellate process by filing its inscription of appeal of the trial court’s judgment with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust within 60 days notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make the payment into a trust within 60 days. In August 2015, plaintiffs filed a motion with the Court of Appeal seeking security in both the Létourneau case and the Blais case described below. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling CAD 226 million (approximately $177 million), in the form of cash into a court trust or letters of credit, in six equal consecutive quarterly installments of approximately CAD 37.6 million (approximately $29.4 million) beginning in December 2015 through March 2017. See the Blais description for further detail concerning the security order. The Court of Appeal heard oral arguments on the merits appeal in November 2016. Our subsidiary and PMI believe that the findings of liability and damages were incorrect and should ultimately be set aside on any one of many grounds, including the following: (i) holding that defendants violated Quebec law by failing to warn class members of the risks of smoking even after the court found that class members knew, or should have known, of the risks, (ii) finding that plaintiffs were not required to prove that defendants’ alleged misconduct caused injury to each class member in direct contravention of binding precedent, (iii) creating a factual presumption, without any evidence from class members or otherwise, that defendants’ alleged misconduct caused all smoking by all class members, (iv) holding that the addiction class members’ claims for punitive damages were not time-barred even though the case was filed more than three years after a prominent addiction warning appeared on all packages, and (v) awarding punitive damages to punish defendants without proper consideration as to whether punitive damages were necessary to deter future misconduct.

In the second class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, our subsidiary and other Canadian manufacturers (Imperial Tobacco Canada Ltd. and JTI-MacDonald Corp.) are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, sought compensatory and punitive damages for each member of the class who allegedly suffers from certain smoking-related diseases. The class was certified in 2005. Trial began in March 2012 and concluded in December 2014. The trial court issued its judgment on May 27, 2015. The trial court found our subsidiary and two other Canadian manufacturers liable and found that the class members’ compensatory damages totaled approximately CAD 15.5 billion, including pre-judgment interest (approximately $12.1 billion). The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion, including pre-judgment

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

interest (approximately $2.4 billion)). In addition, the trial court awarded CAD 90,000 (approximately $70,500) in punitive damages, allocating CAD 30,000 (approximately $23,500) to our subsidiary and found that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking. The trial court also found that defendants conspired to prevent consumers from learning the dangers of smoking. The trial court further held that these civil faults were a cause of the class members’ diseases. The trial court rejected other grounds of fault advanced by the class, holding that: (i) the evidence was insufficient to show that defendants marketed to youth, (ii) defendants’ advertising did not convey false information about the characteristics of cigarettes, and (iii) defendants did not commit a fault by using the descriptors light or mild for cigarettes with a lower tar delivery. The trial court estimated the disease class at 99,957 members. The trial court ordered defendants to pay CAD 1 billion (approximately $783 million) of the compensatory damage award into a trust within 60 days, CAD 200 million (approximately $157 million) of which is our subsidiary’s portion and ordered briefing on a proposed claims process for the distribution of damages to individual class members and for payment of attorneys’ fees and legal costs. In June 2015, our subsidiary commenced the appellate process by filing its inscription of appeal of the trial court’s judgment with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust within 60 days notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make an initial payment within 60 days. In August 2015, plaintiffs filed a motion with the Court of Appeal seeking an order that defendants place irrevocable letters of credit totaling CAD 5 billion (approximately $3.91 billion) into trust, to secure the judgments in both the Létourneau and Blais cases. Plaintiffs subsequently withdrew their motion for security against JTI-MacDonald Corp. and proceeded only against our subsidiary and Imperial Tobacco Canada Ltd. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling CAD 226 million (approximately $177 million) to cover both the Létourneau and Blais cases. Such security may take the form of cash into a court trust or letters of credit, in six equal consecutive quarterly installments of approximately CAD 37.6 million (approximately $29.4 million) beginning in December 2015 through March 2017. The Court of Appeal ordered Imperial Tobacco Canada Ltd. to furnish security totaling CAD 758 million (approximately $593 million) in seven equal consecutive quarterly installments of approximately CAD 108 million (approximately $84.6 million) beginning in December 2015 through June 2017. In March 2017, our subsidiary made its sixth and final quarterly installment of security for approximately CAD 37.6 million (approximately $29.4 million) into a court trust. This payment is included in other assets on the condensed consolidated balance sheets and in cash used in operating activities in the condensed consolidated statements of cash flows. The Court of Appeal ordered that the security is payable upon a final judgment of the Court of Appeal affirming the trial court’s judgment or upon further order of the Court of Appeal. The Court of Appeal heard oral arguments on the merits appeal in November 2016. Our subsidiary and PMI believe that the findings of liability and damages were incorrect and should ultimately be set aside on any one of many grounds, including the following: (i) holding that defendants violated Quebec law by failing to warn class members of the risks of smoking even after the court found that class members knew, or should have known, of the risks, (ii) finding that plaintiffs were not required to prove that defendants’ alleged misconduct caused injury to each class member in direct contravention of binding precedent, (iii) creating a factual presumption, without any evidence from class members or otherwise, that defendants’ alleged misconduct caused all smoking by all class members, (iv) relying on epidemiological evidence that did not meet recognized scientific standards, and (v) awarding punitive damages to punish defendants without proper consideration as to whether punitive damages were necessary to deter future misconduct.
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
As of April 24, 2018, there were 16 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Canada (10), Korea (1) and Nigeria (5), compared with 16 such cases on April 25, 2017 and 16 such cases on April 22, 2016.
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

In the tenth health care cost recovery case filed in Canada, Her Majesty the Queen in Right of the Province of Nova Scotia v. Rothmans, Benson & Hedges Inc., et al., Supreme Court of Nova Scotia, Canada, filed January 2, 2015, we, our subsidiaries, our indemnitees (PM USA and Altria), and other members of the industry are defendants. The claim was filed by the government of the province of Nova Scotia based on legislation enacted in the province that is similar to the laws enacted in several other Canadian provinces. The legislation authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.” Defendants filed their defenses in July 2015. Pre-trial discovery is ongoing.
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

As of April 24, 2018, there was 1 case brought by an individual plaintiff in Italy (1) pending against our subsidiaries, compared with 1 such cases on April 25, 2017, and 3 such cases on April 22, 2016, and one purported class action in Israel (1).

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

As of April 24, 2018, there were 2 public civil actions pending against our subsidiaries in Argentina (1) and Venezuela (1), compared with 2 such cases on April 25, 2017, and 3 such cases on April 22, 2016.

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

Other Litigation

The Department of Special Investigations of the government of Thailand ("DSI") conducted an investigation into alleged underpayment by our subsidiary, Philip Morris (Thailand) Limited ("PM Thailand"), of customs duties and excise taxes relating to imports from the Philippines covering the period 2003-2007. On January 18, 2016, the Public Prosecutor filed charges against our subsidiary and seven former and current employees in the Bangkok Criminal Court alleging that PM Thailand and the individual defendants jointly and with the intention to defraud the Thai government, under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries of cigarettes from the Philippines during the period of July 2003 to June 2006. The government is seeking a fine of approximately THB 80.8 billion (approximately $2.57 billion). In May 2017, the King of Thailand signed a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

the Customs Valuation Agreement of the World Trade Organization and Thai law and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies. Trial in the case began in November 2017. In March 2018, acting on a request from the Public Prosecutor, the court suspended the trial proceedings indefinitely and struck the case from the court list. The case may be reactivated by the court or upon application of a party.

The DSI also conducted an investigation into alleged underpayment by PM Thailand of customs duties and excise taxes relating to imports from Indonesia covering the period 2000-2003. On January 26, 2017, the Public Prosecutor filed charges against PM Thailand and its former Thai employee in the Bangkok Criminal Court alleging that PM Thailand and its former employee jointly and with the intention to defraud the Thai government under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries during the period from January 2002 to July 2003. The government is seeking a fine of approximately THB 19.8 billion (approximately $629 million). The case is in pre-trial proceedings. The trial is scheduled to begin in the last quarter of 2018. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law, and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and a Thai court. In May 2017, the King of Thailand signed a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. On November 29, 2017, PM Thailand received notices of assessment in the aggregate amount of approximately THB 25.6 billion (approximately $813 million) from the Thai Customs Department alleging that PM Thailand under-declared customs values for the imports from Indonesia covering the period 2001-2003. The notices include the Indonesian import entries subject to the proceedings discussed above and are in addition to the fine sought by the government in the criminal proceedings. PM Thailand filed its appeal against the notices in December 2017. We believe that all of the notices of assessment are barred by the applicable statutes of limitations and are otherwise without merit. In March 2018, the Thai Customs Post Clearance Audit Bureau informed PM Thailand that the Thai Customs Department will cancel or otherwise not pursue the notices. PM Thailand is considering whether further procedural steps are required to confirm the finality of this development.

The South Korean Board of Audit and Inspection (“BAI”) conducted an audit of certain Korean government agencies and the tobacco industry into whether inventory movements ahead of the January 1, 2015 increase of cigarette-related taxes by tobacco companies, including Philip Morris Korea Inc. ("PM Korea"), our South Korean affiliate, were in compliance with South Korean tax laws.  In November 2016, the tax authorities completed their audit and assessed allegedly underpaid taxes and penalties.  In order to avoid nonpayment financial costs, PM Korea paid approximately KRW 272 billion (approximately $254 million), of which KRW 100 billion (approximately $93 million) was paid in 2016 and KRW 172 billion (approximately $160 million) was paid in the first quarter of 2017.  These amounts are included in other assets in the condensed consolidated balance sheets and in cash used in operating activities in the condensed consolidated statements of cash flows.  PM Korea is appealing the assessments. The tax authorities have also referred the matter to the Public Prosecutor, who will further investigate and decide whether to file criminal charges against PM Korea and/or other alleged co-offenders. If the Public Prosecutor decides to prosecute, it may seek up to three times the underpaid tax for company criminal penalties and up to five times the underpaid tax for individual criminal penalties. PM Korea believes that it has paid cigarette-related taxes in compliance with the South Korean tax laws. In addition, the South Korean Ministry of Strategy and Finance (“MOSF”) filed a criminal complaint with the Public Prosecutor against PM Korea and its managing director. In its criminal complaint, the MOSF alleged that PM Korea exceeded the monthly product withdrawal limits that the MOSF had set in its notice. The Public Prosecutor will investigate the MOSF’s criminal complaint and decide whether to prosecute.  PM Korea disagrees with the MOSF’s allegations.

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

In December 2017, the Tax Cuts and Jobs Act was signed into law. Accordingly, PMI recorded a provisional charge of $1.6 billion in its 2017 income tax provision, including a charge for the transition tax on accumulated foreign earnings of $1.4 billion and $0.2 billion due to the re-measurement of U.S. deferred tax assets and liabilities using a rate of 21%. PMI is evaluating the assumptions used in the analysis, as well as guidance issued by the U.S. Treasury Department and the Internal Revenue Service and has not

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

made any measurement period adjustments related to these items during the quarter. PMI will complete its analysis during 2018, and any adjustments to the provisional charges will be included in income tax expense or benefit in the appropriate period, in accordance with Staff Accounting Bulletin No. 118 (SAB 118).

PMI’s effective tax rates for the three months ended March 31, 2018 and 2017 were 25.5% and 24.9%, respectively. The effective tax rate for the three months ended March 31, 2017 was favorably impacted by the tax benefit of a legal entity restructuring ($61 million). In 2018, PMI's effective tax rate is expected to exceed the new U.S. federal statutory rate of 21%. PMI’s higher effective tax rate for the three months ended March 31, 2018 was primarily due to earnings mix by taxing jurisdiction, as well as the expected impact of Global Intangible Low Taxed Income ("GILTI") provisions of the Tax Cuts and Jobs Act, partially offset by the favorable tax treatment of Foreign Derived Intangible Income ("FDII").

Based upon PMI's current interpretation of the Tax Cuts and Jobs Act, PMI estimates that its full-year 2018 effective tax rate will be approximately 26%, subject to future regulatory developments. PMI is continuing to assess the impacts of the Tax Cuts and Jobs Act on the effective tax rate and income tax accounting, in particular the foreign tax credit limitations related to the new GILTI provisions. PMI will complete this assessment during 2018 and will make an accounting policy election on whether to treat GILTI taxes as a current period expense or include these amounts in the measurement of deferred taxes. Based on PMI’s assessment to date, no impact is expected from the Base Erosion and Anti-Abuse Tax ("BEAT") rules. Changes in currency exchange rates or earnings mix by taxing jurisdiction also have an impact on the effective tax rates, which PMI monitors each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

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

Note 10. Indebtedness:
Short-term Borrowings:
PMI's short-term borrowings, consisting of bank loans to certain PMI subsidiaries at March 31, 2018 and December 31, 2017, had a carrying value of $608 million and $499 million, respectively. The fair value of PMI’s short-term borrowings, based on current market interest rates, approximates carrying value.

Long-term Debt:
At March 31, 2018 and December 31, 2017, PMI’s long-term debt consisted of the following:

(in millions)	March 31, 2018	December 31, 2017
U.S. dollar notes, 1.375% to 6.375% (average interest rate 3.566%), due through 2044	$23,294	$23,291
Foreign currency obligations:
Euro notes, 0.625% to 3.125% (average interest rate 2.250%), due through 2037	9,348	8,997
Swiss franc notes, 0.750% to 2.000% (average interest rate 1.269%), due through 2024	1,418	1,376
Other (average interest rate 3.378%), due through 2024	180	176
	34,240	33,840
Less current portion of long-term debt	4,662	2,506
	$29,578	$31,334

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other foreign currency debt above includes mortgage debt in Switzerland and capital lease obligations at March 31, 2018 and December 31, 2017.

Credit Facilities:

On January 29, 2018, PMI entered into an agreement to extend the term of its $2.0 billion 364-day revolving credit facility from February 6, 2018, to February 5, 2019.

At March 31, 2018, PMI's total committed credit facilities were as follows:

(in billions)

Type	Committed Credit Facilities
364-day revolving credit, expiring February 5, 2019	$2.0
Multi-year revolving credit, expiring February 28, 2021	2.5
Multi-year revolving credit, expiring October 1, 2022	3.5
Total facilities	$8.0

At March 31, 2018, there were no borrowings under these committed credit facilities, and the entire committed amounts were available for borrowing.

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

Equity Securities

The fair value of PMI’s equity securities, which are determined by using quoted prices in active markets, have been classified within Level 1.

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

Debt

The fair value of PMI’s outstanding debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. The aggregate carrying value of PMI’s debt, excluding short-term borrowings and $27 million of capital lease obligations, was $34,213 million at March 31, 2018. The fair value of PMI’s outstanding debt, excluding the aforementioned short-term borrowings and capital lease obligations, was classified within Level 1 and Level 2 in the table shown below.

The aggregate fair values of PMI’s equity securities, derivative financial instruments and debt as of March 31, 2018, were as follows:

(in millions)	Fair Value at March 31, 2018	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities	$272	$272	$—	$—
Foreign exchange contracts	114	—	114	—
Total assets	$386	$272	$114	$—
Liabilities:
Debt	$35,464	$35,293	$171	$—
Foreign exchange contracts	1,757	—	1,757	—
Total liabilities	$37,221	$35,293	$1,928	$—

Note 12. Accumulated Other Comprehensive Losses:
PMI’s accumulated other comprehensive losses, net of taxes, consisted of the following:

(in millions)	At March 31, 2018	At December 31, 2017	At March 31, 2017
Currency translation adjustments	$(6,097)	$(5,761)	$(5,783)
Pension and other benefits	(2,766)	(2,816)	(3,509)
Derivatives accounted for as hedges	(20)	42	27
Total accumulated other comprehensive losses	$(8,883)	$(8,535)	$(9,265)

Reclassifications from Other Comprehensive Earnings

The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement are shown on the condensed consolidated statements of comprehensive earnings for the three months ended March 31, 2018 and 2017. For additional information, see Note 3. Benefit Plans and Note 5. Financial Instruments for disclosures related to PMI's pension and other benefits, and derivative financial instruments, respectively.

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

The effects of these derivative financial instrument assets and liabilities on PMI's condensed consolidated balance sheets were as follows:

(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Received/Pledged	Net Amount

At March 31, 2018
Assets
Foreign exchange contracts	$114	$—	$114	$(25)	$(68)	$21
Liabilities
Foreign exchange contracts	$1,757	$—	$1,757	$(25)	$(1,719)	$13
At December 31, 2017
Assets
Foreign exchange contracts	$140	$—	$140	$(50)	$(78)	$12
Liabilities
Foreign exchange contracts	$1,128	$—	$1,128	$(50)	$(1,004)	$74

Note 14. Investments in Unconsolidated Subsidiaries:

At March 31, 2018 and December 31, 2017, PMI had total investments in unconsolidated subsidiaries of $1,098 million and $1,074 million, respectively, which were accounted for under the equity method of accounting. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses, dividends, capital contributions and movements in currency translation adjustments. The carrying value of our equity method investments at March 31, 2018 and December 31, 2017 exceeded our share of the unconsolidated subsidiaries' book value by $932 million and $927 million, respectively. The difference between the investment carrying value and the amount of underlying equity in net assets, excluding $879 million and $873 million attributable to goodwill as of March 31, 2018 and December 31, 2017, respectively, is being amortized on a straight-line basis over the underlying assets' estimated useful lives of 10 to 20 years. At March 31, 2018 and December 31, 2017, PMI received year-to-date dividends from unconsolidated subsidiaries of $10 million and $120 million, respectively.

PMI holds a 49% equity interest in United Arab Emirates-based Emirati Investors-TA (FZC) (“EITA”). PMI holds an approximate 25% economic interest in Société des Tabacs Algéro-Emiratie (“STAEM”), an Algerian joint venture that is 51% owned by EITA and 49% by the Algerian state-owned enterprise Management et Développement des Actifs et des Ressources Holding (MADAR Holding), formerly known as Société Nationale des Tabacs et Allumettes SpA. STAEM manufactures and distributes under license some of PMI’s brands.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

PMI holds a 23% equity interest in Megapolis Distribution BV, the holding company of CJSC TK Megapolis, PMI's distributor in Russia.

The initial investments in EITA and Megapolis Distribution BV were recorded at cost and are included in investments in unconsolidated subsidiaries and equity securities on the condensed consolidated balance sheets.

PMI’s earnings activity from unconsolidated subsidiaries was as follows:

	For the Three Months Ended March 31,
(in millions)	2018	2017
Net revenues	$923	$840

PMI’s balance sheet activity related to unconsolidated subsidiaries was as follows:

(in millions)	At March 31, 2018	At December 31, 2017

Receivables	$471	$293

The activity primarily related to agreements with PMI’s unconsolidated subsidiaries within the Eastern Europe segment and the Middle East & Africa segment. These agreements, which are in the ordinary course of business, are primarily for distribution, contract manufacturing and licenses. PMI eliminated its respective share of all significant intercompany transactions with the equity method investees.

Note 15. Sale of Accounts Receivable:
To mitigate risk and enhance cash and liquidity management PMI sells trade receivables to unaffiliated financial institutions. These arrangements allow PMI to sell, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold are generally short-term in nature and are removed from the condensed consolidated balance sheets. PMI sells trade receivables under two types of arrangements, servicing and non-servicing. For servicing arrangements, PMI continues to service the sold trade receivables on an administrative basis and does not act on behalf of the unaffiliated financial institutions. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material as of March 31, 2018 and March 31, 2017. Under the non-servicing arrangements, PMI does not provide any administrative support or servicing after the trade receivables have been sold to the unaffiliated financial institutions.

Cumulative trade receivables sold, including excise taxes, for the three months ended March 31, 2018 and 2017, were $2,509 million and $2,092 million, respectively. PMI’s operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of March 31, 2018 and March 31, 2017, were $878 million, and $561 million, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of trade receivables within marketing, administration and research costs in the condensed consolidated statements of earnings. For the three months ended March 31, 2018 and 2017, the loss on sale of trade receivables was immaterial.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 16. Product Warranty:

PMI's IQOS devices are subject to standard product warranties generally for a period of 12 months from the date of purchase or such other periods as required by law. PMI generally provides in cost of sales for the estimated cost of warranty in the period the related revenue is recognized. PMI assesses the adequacy of its accrued product warranties and adjusts the amounts as necessary based on actual experience and changes in future estimates. Factors that affect product warranties may vary across markets but typically include product failure rates, logistics and service delivery costs, and warranty policies. PMI accounts for its product warranties within other accrued liabilities. At March 31, 2018 and December 31, 2017, these amounts were as follows:

	For the Three Months Ended	For the Year Ended
(in millions)	March 31, 2018	December 31, 2017
Balance at beginning of period	$71	$51
Changes due to:
Warranties issued	76	168
Settlements	(54)	(148)
Currency	1	—
Balance at end of period	$94	$71

Note 17. Acquisitions:

On March 21, 2018, PMI acquired the remaining 49% interest in Tabacalera Costarricense, S.A. and Mendiola y Compañía, S.A. for a net purchase price of $95 million, which includes $2 million of contingent consideration. As a result, PMI now owns 100% of these Costa Rican affiliates. The purchase of the remaining 49% interest resulted in a decrease to PMI’s additional paid-in capital of $86 million.

Note 18. New Accounting Standards:

Recently adopted

On January 1, 2018, PMI adopted Financial Accounting Standards Update ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 contains principles that an entity will need to apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for these goods or services. PMI adopted ASU 2014-09 retrospectively to each prior period presented. PMI elected this transition method solely to reflect the change in excise tax presentation in all prior periods presented resulting from PMI’s accounting policy election to exclude excise taxes collected from customers from the measurement of the transaction price, thereby presenting revenues, net of excise taxes. Based on PMI’s assessment, the underlying principles of the new standard, relating to the measurement of revenue and the timing of recognition, are closely aligned with PMI’s current business model and practices. As a result, the adoption of ASU 2014-09 did not have a material impact on the consolidated financial position or results of operations.

The adoption of ASU 2014-09 resulted in the following change for net revenues to reflect the net presentation for revenues, excluding excise taxes, for the three months ended March 31, 2017:

(in millions)	For the Three Months Ended March 31, 2017
Net Revenues:
	As reported		Retrospective Adoption
	Net revenues	Excises taxes	Net revenues
	$16,556	$10,492	$6,064

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The change in presentation of net revenues also impacts segment disclosure requirements, primarily information for significant customers and geographic areas. While there is no change in the underlying business or customers, the amounts used to calculate what is disclosed are different following the change in presentation of revenues net of excise taxes and the associated segment revenues. Prior to this change, revenues including excise taxes were the basis for determining if sales to a customer or in a foreign country met the thresholds for disclosure. On the basis of revenues including excise taxes and due to the fact that PMI is not responsible for collecting excise taxes in certain markets, no customers met the requirements for disclosure. On this basis, net revenues attributable to customers located in PMI’s largest markets in terms of net revenues, namely Indonesia ($8.0 billion and $7.7 billion in 2017 and 2016, respectively) and Germany ($7.2 billion and $7.1 billion in 2017 and 2016, respectively) were included as part of segment disclosures.

Following the change in presentation and using net revenues excluding excise taxes as the basis for determining the disclosures, PMI had one customer in the East Asia & Australia segment (16% and 11% of PMI’s consolidated net revenues in 2017 and 2016, respectively) and one customer in the European Union segment (10% and 11% of PMI’s consolidated net revenues in 2017 and 2016, respectively) that meet the requirements for disclosure. Additionally, on this basis, the only foreign countries meeting the disclosure requirements are PMI’s markets in Japan ($4.7 billion and $2.8 billion in 2017 and 2016, respectively) and Indonesia ($3.2 billion and $3.2 billion in 2017 and 2016, respectively).

PMI disaggregates its net revenue from contracts with customers by both geographic location and product category for each of PMI's six reportable segments, as PMI believes this best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. For further details, see Note 7. Segment Reporting.

PMI recognizes revenue primarily through the manufacture and sale of cigarettes and other nicotine-containing products, including reduced-risk products. The majority of PMI revenues are generated by sales through direct and indirect distribution networks with short-term payment conditions and where control is typically transferred to the customer either upon shipment or delivery of goods. PMI evaluates the transfer of control through evidence of the customer’s receipt and acceptance, transfer of title, PMI’s right to payment for those products and the customer’s ability to direct the use of those products upon receipt. Typically, PMI’s performance obligations are satisfied and revenue is recognized either upon shipment or delivery of goods. In certain instances, PMI facilitates shipping and handling activities after control has transferred to the customer.  PMI has elected to record all shipping and handling activities as costs to fulfill a contract and such costs, which have not been incurred at the time revenue is recognized, are accrued.  For the three months ended March 31, 2018 and 2017, PMI did not have any material contract assets or contract liabilities. For further details on PMI’s performance obligations see Note 16. Product Warranty.

On January 1, 2018, PMI adopted Financial Accounting Standard Update ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), on a prospective basis. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Additionally, ASU 2016-01 also changed certain disclosure requirements and other aspects of current U.S. GAAP. PMI identified certain cost investments, which are applicable to ASU 2016-01 requiring them to be measured at fair value with the changes in fair value recognized in net income. At January 1, 2018, the cumulative effect of this change resulted in an increase to investments in unconsolidated subsidiaries and equity securities, deferred income tax liability and earnings reinvested in the business of $301 million, $63 million and $238 million, respectively.

Recently issued

On February 25, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additionally, ASU 2016-02 modifies current guidance for lessors' accounting. ASU 2016-02 is effective for interim and annual reporting periods beginning on or after January 1, 2019, with early adoption permitted. PMI has identified its lease management system to be used upon adoption and is in the process of identifying and evaluating the applicable leases. PMI is currently assessing the impact that the adoption of ASU 2016-02 will have on its financial position and results of operations.

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

To provide a greater focus on both parts of our business -- combustible and reduced-risk products -- and to support our transformation toward a smoke-free future, effective January 1, 2018, we began managing our business in six reportable segments as follows:

•	European Union ("EU");

•	Eastern Europe ("EE");

•	Middle East & Africa ("ME&A"), which includes our international duty free business;

•	South & Southeast Asia ("S&SA");

•	East Asia & Australia ("EA&A"); and

•	Latin America & Canada ("LA&C").

We use the term net revenues to refer to our operating revenues from the sale of our products, including shipping and handling charges billed to customers, net of sales and promotion incentives, and excise taxes. As discussed in Note 18. New Accounting Standards, on January 1, 2018, we adopted Financial Accounting Standards Update ASU 2014-09, "Revenue from Contracts with Customers." We adopted this standard retrospectively to each prior period presented. We made an accounting policy election to exclude excise taxes collected from customers from the measurement of the transaction price, thereby presenting revenues, net of excise taxes in all prior periods. Our net revenues and operating income are affected by various factors, including the volume of products we sell, the price of our products, changes in currency exchange rates and the mix of products we sell. Mix is a term used to refer to the proportionate value of premium-price brands to mid-price or low-price brands in any given market (product mix). Mix can also refer to the proportion of shipment volume in more profitable markets versus shipment volume in less profitable markets (geographic mix).

Our cost of sales consists principally of: tobacco leaf, non-tobacco raw materials, labor and manufacturing costs; shipping and handling costs; and the cost of the IQOS devices produced by third-party electronics manufacturing service providers. Estimated costs associated with IQOS warranty programs are generally provided for in cost of sales in the period the related revenues are recognized.

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

Executive Summary
The following executive summary provides significant highlights from the "Discussion and Analysis" that follows.

Consolidated Operating Results for the Three Months Ended March 31, 2018

•	Net Revenues - The change in our net revenues for the three months ended March 31, 2018, from the comparable 2017 amounts, were as follows:

	For the Three Months Ended March 31,		Change Fav./(Unfav.)		Variance Fav./(Unfav.)
(in millions)	2018	2017	Total	Excluding Currency	Total	Currency	Price	Volume/Mix
Net revenues	$6,896	$6,064	13.7%	8.3%	$832	$327	$342	$163

During the quarter, net revenues, excluding favorable currency, increased by 8.3%, driven by a favorable pricing variance from all Regions, notably S&SA and LA&C, including higher IQOS device sales, mainly in EA&A, as well as favorable volume/mix, driven primarily by EA&A, despite the impact of the tax-driven cigarette industry volume decline and related down-trading in the Gulf Cooperation Council ("GCC"), principally Saudi Arabia.

Net revenues include $1,127 million in 2018 and $435 million in 2017 related to the sale of RRPs.

•	Diluted Earnings Per Share - The changes in our reported diluted earnings per share ("diluted EPS") for the three months ended March 31, 2018, from the comparable 2017 amounts, were as follows:

	Diluted EPS	% Growth (Decline)
For the three months ended March 31, 2017	$1.02
2017 Asset impairment and exit costs	—
2017 Tax items	(0.04)
Subtotal of 2017 items	(0.04)
2018 Asset impairment and exit costs	—
2018 Tax items	—
Subtotal of 2018 items	—
Currency	0.03
Interest	—
Change in tax rate	0.03
Operations	(0.04)
For the three months ended March 31, 2018	$1.00	(2.0)%

Income Taxes – Our effective income tax rate for the three months ended March 31, 2018 increased by 0.6 percentage points to 25.5%. The 2017 tax item that increased our diluted EPS in 2017 by $0.04 per share in the table above was due to a legal entity restructuring ($61 million). The change in the effective tax rate that increased our diluted EPS by $0.03 per share in the table above was primarily due to the Tax Cuts and Jobs Act. For further details, see Note 9. Income Taxes.

Currency – The favorable currency impact during the reporting period results from the fluctuations of the U.S. dollar, especially against the Japanese yen, Russian ruble and South Korean won, partially offset by the Argentine peso and Swiss franc. This favorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Operations – The decrease in diluted EPS of $0.04 from our operations in the table above was due primarily to the following segments:

•	European Union: Higher marketing, administration and research costs and unfavorable volume/mix, partially offset by favorable pricing;

•	Middle East & Africa: Higher marketing, administration and research costs and unfavorable volume/mix, partially offset by favorable pricing; and

•	Eastern Europe: Unfavorable volume/mix and higher marketing, administration and research costs, partially offset by favorable pricing;
partially offset by

•	South & Southeast Asia: Favorable pricing and lower manufacturing costs, partially offset by unfavorable volume/mix;

•	Latin America & Canada: Favorable pricing, partially offset by higher marketing, administration and research costs and higher manufacturing costs; and

•	East Asia & Australia: Favorable volume/mix, lower manufacturing costs and favorable pricing, partially offset by higher marketing, administration and research costs.

For further details, see the “Consolidated Operating Results” and “Operating Results by Business Segment” sections of the following “Discussion and Analysis.”

2018 Forecasted Results - On April 19, 2018, we increased, to reflect a lower effective tax rate, our 2018 full-year reported diluted EPS forecast to be in a range of $5.25 to $5.40, at prevailing exchange rates at that time, representing a projected increase of approximately 35% to 39% versus diluted EPS per share of $3.88 in 2017. Excluding a favorable currency impact, at then-prevailing exchange rates, of approximately $0.16, the forecast range represents a projected increase of approximately 8% to 11% versus adjusted diluted earnings per share of $4.72 in 2017.

This forecast assumes:

•	Currency-neutral net revenue growth of approximately 8.0%;

•	Operating cash flow of over $9.0 billion;

•	Capital expenditures of approximately $1.7 billion;

•	A full-year effective tax rate of approximately 26%; and

•	No share repurchases.

Our 2018 full-year diluted earnings per share forecast assumes a full-year effective tax rate of approximately 26%. The reduction in this rate compared to the full-year effective tax rate of 28% communicated in February 2018 mainly reflects two factors:

•
further analysis and interpretation of the scope and impact of the Tax Cuts and Jobs Act, primarily related to foreign tax credit limitations due to the Global Intangible Low Taxed Income provisions of the Tax Cuts and Jobs Act; and

•	revised foreign income tax estimates due to a change in the mix of our foreign earnings.

The Tax Cuts and Jobs Act has significant complexity, and our final full-year effective tax rate may differ from this assumption, due to, among other things, additional guidance that may be issued by the U.S. Treasury Department and the Internal Revenue Service, related interpretations and clarifications of tax law, and earnings mix by taxing jurisdiction.

We calculated our 2017 adjusted diluted EPS of $4.72 as reported diluted EPS of $3.88 plus the $0.84 per share charge related to tax items (primarily due to the impact of the Tax Cuts and Jobs Act). During 2017, we did not have an EPS impact related to asset impairment and exit costs.

Adjusted diluted EPS is not a measure under generally accepted accounting principles in the United States of America ("U.S. GAAP"). We define adjusted diluted EPS as reported diluted EPS adjusted for asset impairment and exit costs, tax items and unusual items. We believe it is appropriate to disclose this measure as it represents core earnings, improves comparability and helps investors analyze business performance and trends. Adjusted diluted EPS should be considered neither in isolation nor as a substitute for reported diluted EPS prepared in accordance with U.S. GAAP.
This 2018 forecast excludes the impact of any future acquisitions, unanticipated asset impairment and exit cost charges, future changes in currency exchange rates, further developments related to the Tax Cuts and Jobs Act, and any unusual events. The factors described in the "Cautionary Factors That May Affect Future Results" section of the following "Discussion and Analysis" represent continuing risks to these projections.

Discussion and Analysis
Consolidated Operating Results
See pages 63-68 for a discussion of our "Cautionary Factors That May Affect Future Results." Our net revenues and operating income by segment are shown in the table below:

(in millions)	For the Three Months Ended March 31,
	2018	2017	Change
Net revenues:
European Union	$1,988	$1,740	14.3%
Eastern Europe	567	516	9.9%
Middle East & Africa	961	961	—%
South & Southeast Asia	1,081	1,031	4.8%
East Asia & Australia	1,591	1,210	31.5%
Latin America & Canada	708	606	16.8%
Net revenues	$6,896	$6,064	13.7%
Operating income:
European Union	$740	$748	(1.1)%
Eastern Europe	151	159	(5.0)%
Middle East & Africa	374	491	(23.8)%
South & Southeast Asia	429	370	15.9%
East Asia & Australia	515	472	9.1%
Latin America & Canada	217	176	23.3%
Operating income	$2,426	$2,416	0.4%

As discussed in Note 7. Segment Reporting, effective January 1, 2018, we began using operating income to evaluate segment performance and allocate resources, replacing operating companies income used previously.

Our net revenues by product category are shown in the table below:

PMI Net Revenues by Product Category
(in millions)	For the Three Months Ended March 31,
	2018	2017	Change
Combustible Products
European Union	$1,836	$1,709	7.4%
Eastern Europe	527	513	2.8%
Middle East & Africa	884	957	(7.7)%
South & Southeast Asia	1,081	1,031	4.8%
East Asia & Australia	737	813	(9.4)%
Latin America & Canada	704	605	16.3%
Total Combustible Products	$5,769	$5,629	2.5%
Reduced-Risk Products
European Union	$152	$31	+100%
Eastern Europe	40	3	+100%
Middle East & Africa	77	4	+100%
South & Southeast Asia	—	—	—%
East Asia & Australia	854	396	+100%
Latin America & Canada	4	—	—%
Total Reduced-Risk Products	$1,127	$435	+100%

Total PMI Net Revenues	$6,896	$6,064	13.7%
Note: Sum of product categories or Regions might not foot to total PMI due to roundings.

Net revenues related to combustible products refer to the operating revenues generated from the sale of these products, including shipping and handling charges billed to customers, net of sales and promotion incentives, and excise taxes. These net revenue amounts consist of the sale of our cigarettes and other tobacco products combined. Other tobacco products primarily include roll-your-own and make-your-own cigarettes, pipe tobacco, cigars and cigarillos and do not include reduced-risk products.

Net revenues related to reduced-risk products refer to the operating revenues generated from the sale of these products, including shipping and handling charges billed to customers, net of sales and promotion incentives, and excise taxes. These net revenue amounts consist of the sale of our heated tobacco units, IQOS devices and related accessories, and other nicotine-containing products, which primarily include our e-vapor products.

We recognize revenue when control is transferred to the customer, typically either upon shipment or delivery of goods.

Our shipment volume by segment for cigarettes and heated tobacco units is shown in the table below:

PMI Shipment Volume (Million Units)
	For the Three Months Ended March 31,
	2018	2017	Change
Cigarettes
European Union	39,671	42,540	(6.7)%
Eastern Europe	22,039	24,596	(10.4)%
Middle East & Africa	29,248	31,978	(8.5)%
South & Southeast Asia	40,218	37,899	6.1%
East Asia & Australia	14,091	17,243	(18.3)%
Latin America & Canada	19,013	19,296	(1.5)%
Total Cigarettes	164,280	173,552	(5.3)%
Heated Tobacco Units
European Union	928	184	+100%
Eastern Europe	564	54	+100%
Middle East & Africa	709	51	+100%
South & Southeast Asia	—	—	—%
East Asia & Australia	7,342	4,145	77.1%
Latin America & Canada	23	1	+100%
Total Heated Tobacco Units	9,566	4,435	+100%
Cigarettes and Heated Tobacco Units
European Union	40,599	42,724	(5.0)%
Eastern Europe	22,603	24,650	(8.3)%
Middle East & Africa	29,957	32,029	(6.5)%
South & Southeast Asia	40,218	37,899	6.1%
East Asia & Australia	21,433	21,388	0.2%
Latin America & Canada	19,036	19,297	(1.4)%
Total Cigarettes and Heated Tobacco Units	173,846	177,987	(2.3)%

Heated tobacco units ("HTU") is the term we use to refer to our heated tobacco consumables, which include HEETS, HEETS Marlboro and HEETS FROM MARLBORO, defined collectively as HEETS, as well as Marlboro HeatSticks and Parliament HeatSticks.

References to total international market, defined as worldwide cigarette and heated tobacco unit volume excluding the United States, total industry, total market and market shares throughout this "Discussion and Analysis" are our estimates for tax-paid products based on the latest available data from a number of internal and external sources and may, in defined instances, exclude the People's Republic of China and/or our duty free business.

Unless otherwise stated, references to total industry, total market, our shipment volume and our market share performance reflect cigarettes and heated tobacco units.

Key market data regarding total market size, our shipments and market share are shown in the table below:

	For the Three Months Ended March 31,
			PMI Shipments (billion units)						PMI Market Share (%)
Market	Total Market (billion units)		Total		Cigarette		Heated Tobacco Unit		Total		Heated Tobacco Unit
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
European Union
France	9.8	10.8	4.3	4.7	4.3	4.7	—	—	44.4	42.8	0.1	—
Germany	16.1	17.5	5.8	6.7	5.8	6.7	0.1	—	36.3	38.2	0.4	—
Italy	16.1	16.2	8.0	7.8	7.7	7.7	0.3	0.1	52.1	51.7	1.5	0.5
Poland	9.8	10.2	3.9	4.3	3.9	4.3	—	—	39.7	42.1	0.5	—
Spain	9.9	9.9	3.2	3.2	3.2	3.2	—	—	32.3	32.1	0.3	0.1

Eastern Europe
Russia (1)	51.2	55.8	12.8	14.8	12.5	14.8	0.3	—	26.3	27.4	—	—

Middle East & Africa
Saudi Arabia	4.9	8.2	1.1	4.2	1.1	4.2	—	—	41.6	54.1	—	—
Turkey (1)	24.7	22.0	11.5	9.8	11.5	9.8	—	—	43.1	42.9	—	—

South & Southeast Asia
Indonesia	69.3	71.0	23.0	23.4	23.0	23.4	—	—	33.2	33.0	—	—
Philippines	15.3	16.6	10.8	11.0	10.8	11.0	—	—	70.5	65.9	—	—

East Asia & Australia
Australia	2.9	3.2	0.8	0.9	0.8	0.9	—	—	28.7	27.8	—	—
Japan	39.7	40.6	14.1	14.8	7.9	10.7	6.2	4.1	34.7	30.0	15.8	7.1
Korea	15.8	16.1	4.0	3.0	2.9	3.0	1.2	—	25.5	19.1	7.3	—

Latin America & Canada
Argentina	9.2	9.3	6.8	6.9	6.8	6.9	—	—	74.2	74.8	—	—
Canada	4.7	4.8	1.8	1.8	1.8	1.8	—	—	39.0	35.2	0.1	—
Mexico	7.6	7.9	4.9	5.1	4.9	5.1	—	—	63.5	64.4	—	—

(1) PMI Cigarette Market Share February quarter-to-date as measured by Nielsen Note: % change for Total Market and PMI shipments in the discussion below is computed based on millions of units

Consolidated Operating Results for the Three Months Ended March 31, 2018
The following discussion compares our consolidated operating results for the three months ended March 31, 2018, with the three months ended March 31, 2017.

Our total shipment volume decreased by 2.3%, principally due to:

•	the EU, reflecting lower cigarette shipment volume mainly in France, Germany and Poland;

•	Eastern Europe, reflecting lower cigarette shipment volume mainly in Russia and Ukraine; and

•
Middle East & Africa, reflecting lower cigarette shipment volume mainly in the GCC, notably Saudi Arabia, and North Africa, notably Algeria, partly offset by higher cigarette shipment volume mainly in Turkey and PMI Duty Free;

partly offset by

•	South & Southeast Asia, reflecting higher cigarette shipment volume, driven mainly by Pakistan and Thailand, partly offset by Indonesia; and

•	East Asia & Australia, reflecting higher heated tobacco unit shipment volume, driven by Japan and Korea.

Excluding the net unfavorable impact of total estimated distributor inventory movements of approximately 2.1 billion units, driven mainly by Japan and Saudi Arabia, our total shipment volume decreased by 1.1%.

Our shipment volume by brand is shown in the table below:

PMI Shipment Volume by Brand (Million Units)
	First-Quarter
	2018	2017	Change
Cigarettes
Marlboro	57,973	62,399	(7.1)%
L&M	19,225	21,913	(12.3)%
Chesterfield	13,875	11,544	20.2%
Philip Morris	10,659	10,608	0.5%
Sampoerna A	8,624	9,913	(13.0)%
Parliament	8,460	9,199	(8.0)%
Bond Street	6,975	8,485	(17.8)%
Dji Sam Soe	6,696	4,459	50.2%
Lark	5,517	6,526	(15.5)%
Fortune	3,583	2,882	24.3%
Others	22,693	25,624	(11.4)%
Total Cigarettes	164,280	173,552	(5.3)%
Heated Tobacco Units	9,566	4,435	+100.0%
Total Cigarettes and Heated Tobacco Units	173,846	177,987	(2.3)%
Note: Sampoerna A includes Sampoerna.

Our cigarette shipment volume of the following brands decreased:

•	Marlboro, mainly due to Germany, Japan and Saudi Arabia, partly offset by Indonesia and Turkey;

•	L&M, mainly due to Germany, North Africa, Russia and Saudi Arabia, partly offset by Thailand;

•	Sampoerna A in Indonesia, partly reflecting the impact of its retail price increasing past its round pack price point in the fourth quarter of 2017;

•	Parliament, mainly due to Japan, Russia and Saudi Arabia, partly offset by Turkey;

•	Bond Street, mainly due to Russia and Ukraine;

•	Lark, mainly due to Japan, partly offset by Turkey; and

•
"Others," mainly due to: mid-price brands, notably Sampoerna U in Indonesia, partly reflecting the impact of above-inflation retail price increases; and the successful portfolio consolidation of local, low-price brands into international trademarks, notably in Russia; partly offset by low-price brands in Pakistan.

Our cigarette shipment volume of the following brands increased:

•	Chesterfield, mainly driven by Brazil, Colombia, Italy, Saudi Arabia and Turkey;

•	Philip Morris, mainly driven by Russia, partly offset by Argentina and Italy;

•	Dji Sam Soe in Indonesia, notably reflecting the continued strong performance of its Magnum Mild 16s variant launched in the second quarter of 2017; and

•	Fortune in the Philippines, reflecting the favorable impact of its narrowed retail price gap to competitors' products.

The increase in our heated tobacco unit shipment volume was driven by East Asia & Australia, primarily Japan and Korea.

Financial Summary
Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2018	2017	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$6,896	$6,064	13.7%	8.3%	$832	$327	$342	$163	$—
Cost of Sales	(2,615)	(2,177)	(20.1)%	(13.9)%	(438)	(136)	—	(335)	33
Marketing, Administration and Research Costs	(1,833)	(1,449)	(26.5)%	(18.6)%	(384)	(115)	—	—	(269)
Amortization of Intangibles	(22)	(22)	—%	—%	—	—	—	—	—
Operating Income	$2,426	$2,416	0.4%	(2.7)%	$10	$76	$342	$(172)	$(236)
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs; asset impairment and exit costs; and amortization of intangibles.

During the quarter, net revenues, excluding favorable currency, increased by 8.3%, driven by a favorable pricing variance from across all Regions, notably S&SA and LA&C, including higher IQOS device sales, mainly in EA&A, as well as favorable volume/mix, driven primarily by EA&A, despite the impact of the tax-driven cigarette industry volume decline and related down-trading in the GCC, principally Saudi Arabia.

The favorable currency in net revenues was due primarily to the Euro, Japanese yen and Polish zloty, partially offset by the Argentine peso.

Net revenues include $1,127 million in 2018 and $435 million in 2017 related to the sale of RRPs, mainly driven by Japan and Korea.

Operating income, excluding favorable currency, decreased by 2.7%, mainly due to: unfavorable volume/mix, largely due to the GCC, principally Saudi Arabia; higher marketing, administration and research costs, primarily reflecting increased investment behind RRPs, predominantly in the EU; and the full-year contribution of $80 million to the Foundation for a Smoke-Free World; partly offset by a favorable pricing variance across all Regions and favorable manufacturing costs, notably in S&SA and EA&A.

Our effective tax rate increased by 0.6 percentage points to 25.5%. The effective tax rate for the three months ended March 31, 2017 was favorably impacted by a legal entity restructuring ($61 million). We are continuing to evaluate the impact that the Tax Cuts and Jobs Act will have on our tax liability. Based upon our current interpretation of the Tax Cuts and Jobs Act, we estimate that our 2018 effective tax rate will be approximately 26%, subject to future regulatory developments and earnings mix by taxing jurisdiction. For further details, see Note 9. Income Taxes.

We are regularly examined by tax authorities around the world, and we are currently under examination in a number of jurisdictions. It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible change cannot be made at this time.

Net earnings attributable to PMI of $1.6 billion decreased by $34 million (2.1%). This decrease was primarily due to a higher effective tax rate, partially offset by higher operating income as discussed above. Diluted and basic EPS of $1.00 decreased by 2.0%. Excluding a favorable currency impact of $0.03, diluted EPS decreased by 4.9%.

Operating Results by Business Segment

-Business Environment
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

We continue to engage in a dialogue with regulators with respect to those measures that we do not believe would protect public health and, if implemented, could disrupt competition, severely limit our ability to market and sell our products to adult smokers, or increase illicit trade.

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

EU Tobacco Products Directive: In April 2014, the EU adopted a significantly revised EU Tobacco Products Directive (TPD), which entered into force in May 2016. All 28 Member States and Norway have adopted laws transposing the TPD.  The TPD sets forth a comprehensive set of regulatory requirements for tobacco products, including:

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

Restrictions and Bans on the Use of Ingredients: The WHO and others in the public health community have recommended restrictions or total bans on the use of some or all ingredients in tobacco products, including menthol. Broad restrictions and ingredient bans would require us to reformulate our American blend tobacco products and could reduce our ability to differentiate these products in the market in the long term. Menthol bans would eliminate the entire category of mentholated tobacco products. The European Union has banned flavored tobacco products, subject to an exemption until May 2020 for menthol. Other countries may follow the EU’s approach. For instance, Turkey has banned menthol as of May 2020. Broader ingredient bans have been adopted by Canada and Brazil. Canada banned menthol in cigarettes as of October 2017. In addition, the Canadian parliament is considering a ban of menthol in all tobacco products. The majority of Canadian provinces have also adopted or are in the process of adopting menthol bans. The Brazil ingredients ban, which would prohibit the use of virtually all ingredients with flavoring or aromatic properties, is not in force due to legal challenges by tobacco industry unions, of which our Brazilian subsidiary is a member. It is not possible to predict the outcome of these legal proceedings.

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

Illicit Trade: The illicit tobacco trade creates a cheap and unregulated supply of tobacco products, undermines efforts to reduce smoking prevalence, especially among youth, damages legitimate businesses, stimulates organized crime, increases corruption and reduces government tax revenue. Illicit trade may account for as much as 10% of global cigarette consumption; this includes counterfeit, contraband and the growing problem of “illicit whites,” which are cigarettes legally produced in one jurisdiction for the sole purpose of being exported and illegally sold in another jurisdiction where they have no legitimate market. We estimate that illicit trade in the European Union accounted for slightly less than 10% of total cigarette consumption in 2017.

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

In May 2016, PMI launched PMI IMPACT, a global initiative that supports third-party projects dedicated to fighting illegal trade and related crimes such as corruption, organized criminal networks and money laundering. The centerpiece of PMI IMPACT is a council of external independent experts with impeccable credentials in the fields of law, anti-corruption and law enforcement. The experts are responsible for evaluating and approving funding proposals for PMI IMPACT grants. PMI has pledged $100 million to fund projects within PMI IMPACT over three funding rounds. Substantially all grants under the first funding round were awarded in 2017. The second funding round began in September 2017 and is ongoing.

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

Four RRP platforms are in various stages of development and commercialization readiness:

        Platform 1 uses a precisely controlled heating device that we are commercializing under the IQOS brand name, into which a specially designed and proprietary tobacco unit is inserted and heated to generate an aerosol. We have conducted a series of clinical studies for this platform, the results of which were included in our submission to the U.S. Food and Drug Administration (“FDA”) described below. As anticipated, the results of the first six-month term of the 6+6 month exposure response study were received at the end of 2017, and the related report is under preparation. We expect to submit the final report for these results to the FDA in the second quarter of 2018. We expect to receive the results of the second six-month term of the 6+6 month exposure response study for analysis in the second quarter of 2018.

    Platform 2 uses a pressed carbon heat source which, when ignited, generates a nicotine-containing aerosol by heating tobacco. The results of our pharmacokinetic study (that measured the nicotine pharmacokinetic profile as well as subjective effects) and of our five-day reduced exposure study indicate that this platform could be an acceptable substitute for adult smokers who seek an alternative to cigarettes. The reduced exposure study results showed a substantial reduction in relevant biomarkers of exposure to the measured HPHCs in those who switched to Platform 2 compared to those who continued to smoke cigarettes over a five-day period. The sustainability of this reduction as well as changes in clinical risk markers were assessed in a 3-month reduced exposure study. As anticipated, the results of this study were received at the end of 2017, and the related report is under preparation. We expect the report to be finalized in the second quarter of 2018. Subsequently, in accordance with standard scientific practices, we intend to share the conclusions in scientific forums and to submit them for inclusion in peer-reviewed publications.

    Platform 3 provides an aerosol of nicotine salt formed by the chemical reaction of nicotine with a weak organic acid. We have explored two routes for this platform, one with electronics and one without, and conducted nicotine pharmacokinetic studies with both versions. We expect to receive the results related to the version without electronics for analysis in the second quarter of 2018.

    Platform 4 covers e-vapor products, which are battery-powered devices that produce an aerosol by vaporizing a nicotine-containing liquid solution. Our e-vapor products comprise devices using current generation technology, and we are well advanced in the development and commercialization of our new e-vapor mesh technology that addresses certain challenges presented by some e-vapor products currently on the market. Our MESH products are designed to ensure the consistency and quality of the generated aerosol. We have conducted a nicotine pharmacokinetic study for which we expect to receive the results for analysis in the second quarter of 2018; the results of this study are expected to contribute to further developments of Platform 4 products.

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

In 2014, we introduced the IQOS system in pilot city launches in Nagoya, Japan, and in Milan, Italy. Since then, we have continuously expanded our commercialization activities, and IQOS is currently available for sale in 40 markets in key cities or nationwide.

In Japan, we have recently observed a slower-than-initially-projected RRP category growth in the first quarter, as we are now reaching different socio-economic strata with more conservative consumers who may show a slower pace of adoption than early adopters. We are adjusting our commercial plans in terms of the timing, intensity and content of communication to specifically address the needs of these adult smokers. In addition, we estimate that while some IQOS users are experimenting with competitive products, only a very small percentage of converted IQOS users in Japan switch to those products.

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

In 2017, we secured a second supplier of IQOS devices. We are no longer experiencing supply constraints on the IQOS devices and, based on demand forecasts, we expect to be able to fully supply our current and planned launch markets.

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

Our IQOS devices are subject to standard product warranties generally for a period of 12 months from the date of purchase or such other periods as required by law. We discuss product warranties in more detail in Note 16. Product Warranty. The significance of warranty claims is dependent on a number of factors including warranty policies and product failure rates and may increase with the number of devices sold.

To further improve the consumer experience, we introduced a new version of the IQOS device in the first quarter of 2017 and continue to develop product improvements.

We are also progressing with our commercialization efforts for the other RRP platforms:

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

In the United States, an established regulatory framework for assessing “Modified Risk Tobacco Products” and “New Tobacco Products” exists under the jurisdiction of the FDA. We submitted to the FDA a Modified Risk Tobacco Product Application (“MRTPA”) for IQOS in December 2016, and a Premarket Tobacco Product Application (“PMTA”) for IQOS in March 2017. In May 2017, the FDA formally accepted and filed our MRTPA for substantive scientific review and, in June 2017, the FDA opened the period for the public to provide comments on our application. In August 2017, the FDA completed a preliminary review of our PMTA and accepted our application for substantive review. The FDA referred our MRTPA to the Tobacco Product Scientific Advisory Committee (“TPSAC”). TPSAC held a meeting on January 24 and January 25, 2018 to discuss our MRTPA. The recommendations and votes of TPSAC are not binding on the FDA. By regulation, the FDA’s decision on our MRTPA will take into account, in addition to the views of TPSAC, scientific evidence as well as comments, data and information submitted by interested persons.

Separately, on July 28, 2017, the FDA issued a policy announcement aiming to explore the potential of nicotine reduction in cigarettes in conjunction with the availability of less harmful products that deliver nicotine for adults who choose to use such products.

Future FDA actions may influence the regulatory approach of other governments.

In the EU, all EU Member States and Norway have transposed the EU Tobacco Products Directive, including the provisions on novel tobacco products, such as heated tobacco units, and e-cigarettes. Most of the EU Member States require a notification submitted six months before the intended placing on the market of a novel tobacco product, while some require pre-market authorizations for the introduction of such products. To date, we have filed a comprehensive dossier summarizing our scientific assessment of IQOS in 22 Member States. In addition, in Italy, in April 2018, we submitted under recent legislation an application for HEETS, used with the IQOS device, requesting regulatory recognition of the reduction of toxic substances and potential risk reduction resulting from switching to this product compared to continued cigarette smoking.

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

Other Developments: On September 12, 2017, we announced our support of the Foundation for a Smoke-Free World. We agreed to contribute $80 million per year over the next 12 years, as specified in the agreement. We made an initial contribution of $4.5 million in 2017 and the first annual contribution of $80 million in the first quarter of 2018. The Foundation is an independent body and is governed by its independent Board of Directors. The Foundation’s role, as set out in its corporate charter, includes funding research in the field of tobacco harm reduction, encouraging measures that reduce the harm caused by smoking, and assessing the effect of reduced cigarette consumption on the industry value chain.

Governmental Investigations

From time to time, we are subject to governmental investigations on a range of matters. We describe certain matters pending in Thailand and South Korea in Note 8. Contingencies.

In November 2010, a WTO panel issued its decision in a dispute relating to facts that arose from August 2006 between the Philippines and Thailand concerning a series of Thai customs and tax measures affecting cigarettes imported by PM Thailand into Thailand (see Note 8. Contingencies for additional information). The WTO panel decision, which was upheld by the WTO Appellate Body, concluded that Thailand had no basis to find that PM Thailand's declared customs values and taxes paid were too low, as alleged by the DSI in 2009. The decision also created obligations for Thailand to revise its laws, regulations, or practices affecting the customs valuation and tax treatment of future cigarette imports. Thailand agreed in September 2011 to fully comply with the decision by October 2012. The Philippines asserts that to date Thailand has not fully complied with the WTO panel decision. The Philippines has repeatedly expressed concerns with ongoing investigations by Thailand of PM Thailand, including those that led to the criminal charges described in Note 8. Contingencies, and has commenced two formal proceedings at the WTO to challenge criminal charges against PM Thailand arguing that the criminal charges appear to be based on grounds not supported by WTO customs valuation rules and inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies. The Philippines has also asserted that the demand notices received by PM Thailand from the Thai Customs Department in November 2017, described in Note 8. Contingencies, are inconsistent with Thailand's WTO obligations.

Acquisitions

We discuss our acquisitions in Note 17. Acquisitions to our condensed consolidated financial statements.

Investments in Unconsolidated Subsidiaries and Equity Securities

We discuss our investments in unconsolidated subsidiaries and equity securities in Note 11. Fair Value Measurements and Note 14. Investments in Unconsolidated Subsidiaries to our condensed consolidated financial statements.

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

In January 2018, we commenced sales of cigarettes in Cuba, as permitted by U.S. law.

Certain states within the U.S. have enacted legislation permitting state pension funds to divest or abstain from future investment in stocks of companies that do business with certain countries that are sanctioned by the U.S. We do not believe such legislation has had a material effect on the price of our shares.

Operating Results – For the Three Months Ended March 31, 2018

The following discussion compares operating results within each of our reportable segments for the three months ended March 31, 2018, with the three months ended March 31, 2017.

Unless otherwise stated, references to total industry, total market, our shipment volume and our market share performance reflect cigarettes and heated tobacco units.

European Union:

Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2018	2017	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$1,988	$1,740	14.3%	0.2%	$248	$245	$46	$(43)	$—
Operating Income	$740	$748	(1.1)%	(15.8)%	$(8)	$110	$46	$(67)	$(97)
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs; asset impairment and exit costs; and amortization of intangibles.

During the quarter, net revenues, excluding favorable currency, increased by 0.2%, mainly reflecting: a favorable pricing variance, driven principally by Germany, Poland and the United Kingdom, partly offset by France; and unfavorable volume/mix, notably in France and Germany, partly offset by Italy.

The net revenues of the European Union segment include $152 million in 2018 and $31 million in 2017 related to the sale of RRPs.

Operating income, excluding favorable currency, decreased by 15.8%, mainly due to: unfavorable volume/mix, notably in France and Germany, and higher marketing, administration and research costs, primarily reflecting increased investment behind RRPs across the Region, partly offset by a favorable pricing variance.

European Union - Total Market, PMI Shipment Volume and Market Share Commentaries

Total market, PMI shipment volume and market share performance are shown in the tables below:

European Union Key Data	First-Quarter
			Change
	2018	2017	% / pp
Total Market (billion units)	107.7	112.3	(4.1)%

PMI Shipment Volume (million units)
Cigarettes	39,671	42,540	(6.7)%
Heated Tobacco Units	928	184	+100.0%
Total European Union	40,599	42,724	(5.0)%

PMI Market Share
Marlboro	18.3%	18.8%	(0.5)
L&M	6.7%	7.0%	(0.3)
Chesterfield	5.9%	6.1%	(0.2)
Philip Morris	3.1%	3.2%	(0.1)
HEETS	0.8%	0.1%	0.7
Others	3.4%	3.2%	0.2
Total European Union	38.2%	38.4%	(0.2)

In the quarter, the estimated total market in the EU decreased by 4.1% to 107.7 billion units, or by 3.4% excluding the net impact of unfavorable estimated trade inventory movements, notably due to:

•	France, down by 9.4%, primarily reflecting the impact of significant excise-tax driven price increases in November 2017 and March 2018;

•
Germany, down by 7.9%, or by 3.0% excluding the net impact of estimated trade inventory movements largely related to the fourth quarter of 2017, primarily reflecting the impact of pricing in 2017 and in March 2018; and

•	Poland, down by 3.7%, or by 1.8% excluding the net impact of estimated trade inventory movements largely related to the fourth quarter of 2017.

Our total shipment volume decreased by 5.0% to 40.6 billion units, notably due to:

•
France, down by 8.9%, primarily due to a lower total market, partly offset by higher market share primarily driven by: Marlboro, partly resulting from the narrowing of its retail price gap with low price brands to €0.30/pack as of March 2018; and Philip Morris, reflecting its momentum during the first two months of 2018 driven by its price repositioning to €7.00/pack in November 2017;

•	Germany, down by 12.4%, primarily due to a lower total market and market share, reflecting the unfavorable impact of the estimated trade inventory movements; and

•
Poland, down by 9.2%, primarily due to: a lower total market, as well as lower market share, mainly due to: Marlboro, reflecting the impact of a widened retail price gap with the low price end of the market, as well as switching to RRPs; and L&M, reflecting an unfavorable comparison with the first quarter of 2017 related to brand support;

partly offset by

•	Italy, up by 2.1%, driven by favorable comparisons to the first quarter of 2017 related to distributor inventory movements, as well as higher heated tobacco unit shipment volume; and

•	Spain, up by 1.9%, driven by favorable comparisons to the first quarter of 2017 related to distributor inventory movements.

Our total market share decreased by 0.2 points to 38.2%, with declines in Germany, mainly reflecting the unfavorable impact of the estimated trade inventory movements, and Poland, partly offset by gains in France, Italy, Romania and Spain.

Eastern Europe:

Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2018	2017	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$567	$516	9.9%	4.3%	$51	$29	$60	$(38)	$—
Operating Income	$151	$159	(5.0)%	(10.1)%	$(8)	$8	$60	$(47)	$(29)
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs; asset impairment and exit costs; and amortization of intangibles.

During the quarter, net revenues, excluding favorable currency, increased by 4.3%, principally driven by a favorable pricing variance, notably in Russia and Ukraine, partly offset by unfavorable volume/mix, primarily due to Russia.

The net revenues of the Eastern Europe segment include $40 million in 2018 and $3 million in 2017 related to the sale of RRPs.

Operating income, excluding favorable currency, decreased by 10.1%, principally due to: unfavorable volume/mix; higher manufacturing costs; and higher marketing, administration and research costs primarily reflecting increased investments behind IQOS in Russia; partly offset by a favorable pricing variance.

Eastern Europe - Total Market, PMI Shipment Volume and Market Share Commentaries

In the quarter, the estimated total market in Eastern Europe decreased, notably due to:

•
Russia, down by 8.3%, or by 7.3% excluding the unfavorable impact of estimated trade inventory movements, primarily reflecting the timing and impact of retail price increases in 2017 and the quarter, as well as an increase in the prevalence of illicit trade; and

•
Ukraine, down by 11.4%, or by 9.4% excluding the net impact of estimated trade inventory movements related to the fourth quarter of 2017, primarily reflecting the impact of excise tax-driven retail price increases in 2017 and the quarter.

PMI Shipment Volume (million units)	First-Quarter
	2018	2017	Change
Cigarettes	22,039	24,596	(10.4)%
Heated Tobacco Units	564	54	+100.0%
Total Eastern Europe	22,603	24,650	(8.3)%

Our total shipment volume decreased by 8.3% to 22.6 billion units, notably in:

•
Russia, down by 13.9%, or by 12.7% excluding the unfavorable impact of estimated inventory movements, mainly due to the lower total market; lower market share, largely due to Bond Street, partly reflecting the impact of down-trading to competitive products in the low price segment, partly offset by higher share of premium-priced brands; and

•	Ukraine, down by 9.5%, mainly due to the lower total market;
partly offset by

•	higher heated tobacco unit shipment volume, notably in Russia and Ukraine.

Middle East & Africa:

Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2018	2017	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$961	$961	—%	(1.5)%	$—	$14	$19	$(33)	$—
Operating Income	$374	$491	(23.8)%	(17.3)%	$(117)	$(32)	$19	$(50)	$(54)
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs; asset impairment and exit costs; and amortization of intangibles.

During the quarter, net revenues, excluding favorable currency decreased by 1.5%, predominantly due to unfavorable volume/mix, primarily related to Saudi Arabia, partly offset by Turkey.

The net revenues of the Middle East & Africa segment include $77 million in 2018 and $4 million in 2017 related to the sale of RRPs.

Operating income, excluding unfavorable currency, decreased by 17.3%, predominantly due to unfavorable volume/mix, primarily related to Saudi Arabia.

Middle East & Africa - Total Market, PMI Shipment Volume and Market Share Commentaries

In the quarter, the estimated total market in the Middle East & Africa decreased, notably due to:

•	Algeria, down by 26.7%, or by 4.4% excluding the net unfavorable impact of estimated trade inventory movements, primarily reflecting an increase in the prevalence of illicit trade;

•	Saudi Arabia, down by 40.8%, primarily reflecting the impact of retail price increases in 2017 and the quarter following the introduction of the new excise tax in June 2017 and VAT in January 2018;
partly offset by

•	Turkey, up by 12.4%, primarily reflecting a lower prevalence of illicit trade.

PMI Shipment Volume (million units)	First-Quarter
	2018	2017	Change
Cigarettes	29,248	31,978	(8.5)%
Heated Tobacco Units	709	51	+100.0%
Total Middle East & Africa	29,957	32,029	(6.5)%

Our total shipment volume decreased by 6.5% to 30.0 billion units, notably in:

•	Algeria, down by 29.1%, mainly reflecting the lower total market; and

•
Saudi Arabia, down by 74.5%, or by 57.9% excluding the unfavorable impact of adjustments to distributor inventory levels in the quarter, reflecting the lower total market and market share due to the impact of the aforementioned excise tax and VAT increases on retail prices;

partly offset by

•	Turkey, up by 16.8%, reflecting a higher total market and market share; and

•	higher heated tobacco shipment volume, notably in PMI Duty Free.

South & Southeast Asia:

Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2018	2017	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$ 1,081	$ 1,031	4.8%	5.6%	$50	$(8)	$102	$(44)	$—
Operating Income	$ 429	$ 370	15.9%	19.2%	$59	$(12)	$102	$(54)	$23
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs; asset impairment and exit costs; and amortization of intangibles.

During the quarter, net revenues, excluding unfavorable currency, increased by 5.6%, reflecting: a favorable pricing variance, driven principally by Indonesia and the Philippines, partly offset by Thailand. The favorable pricing variance was partly offset by unfavorable volume/mix, largely due to Indonesia, partly offset by Pakistan and Thailand.

Operating income, excluding unfavorable currency, increased by 19.2%, mainly driven by a favorable pricing variance, as well as a favorable manufacturing and marketing, administration and research cost comparison, notably in Indonesia and the Philippines. The favorable pricing variance and cost comparison were partly offset by unfavorable volume/mix, mainly in Indonesia, partly offset by Pakistan and Thailand.

South & Southeast Asia - Total Market, PMI Shipment Volume and Market Share Commentaries

In the quarter, the estimated total market in South & Southeast Asia increased, notably driven by:

•
Pakistan, up over 100% or approximately 8.4 billion units, or by 31.4% excluding the favorable impact of estimated trade inventory movements, notably reflecting an increase in the duty-paid market driven by a reduction in the prevalence of illicit trade resulting from excise tax reform in May 2017;

partly offset by

•	Indonesia, down by 2.3%, reflecting soft consumer spending and above inflation excise tax-driven retail price increases in the quarter;

•
the Philippines, down by 7.8%, reflecting the impact of excise tax-driven retail price increases in 2017 and an approximately 25% excise-tax driven increase to the industry weighted average retail pack price in the quarter; and

•	Thailand, down by 8.9%, primarily reflecting the impact of excise tax-driven price increases in the quarter.

PMI Shipment Volume (million units)	First-Quarter
	2018	2017	Change
Cigarettes	40,218	37,899	6.1%
Heated Tobacco Units	—	—	—%
Total South & Southeast Asia	40,218	37,899	6.1%

Our total shipment volume increased by 6.1% to 40.2 billion units, mainly driven by:

•	Pakistan, up over 100%, reflecting the higher total market, primarily driven by the reduction in the prevalence of illicit trade and the favorable impact of estimated trade inventory movements; and

•	Thailand, up by 45.9%, mainly reflecting higher market share driven by the price repositioning of L&M;
partly offset by

•	Indonesia, down by 1.8%, mainly due to the lower total market, partially offset by higher market share, driven by Marlboro Filter Black 20s and Dji Sam Soe Magnum Mild 16s; and

•	the Philippines, down by 1.4%, mainly due to the lower total market, largely offset by higher market share.

East Asia & Australia:

Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2018	2017	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$ 1,591	$ 1,210	31.5%	27.5%	$381	$48	$15	$318	$—
Operating Income	$ 515	$ 472	9.1%	5.7%	$43	$16	$15	$46	$(34)
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs; asset impairment and exit costs; and amortization of intangibles.

During the quarter, net revenues, excluding favorable currency, increased by 27.5%, reflecting a favorable pricing variance, driven principally by Australia and Japan, as well as a favorable volume/mix, driven by heated tobacco unit volume in Japan and Korea.

The net revenues of the East Asia & Australia segment include $854 million in 2018 and $396 million in 2017 related to the sale of RRPs.
Operating income, excluding favorable currency, increased by 5.7%, mainly driven by a favorable pricing variance, favorable volume/mix, mainly in Korea, and a favorable manufacturing cost comparison driven by Japan, partly offset by higher marketing, administration and research costs, principally related to increased investment behind RRPs in Japan and Korea, and affiliate reorganization costs in Australia.

East Asia & Australia - Total Market, PMI Shipment Volume and Market Share Commentaries
In the quarter, the estimated total market in East Asia & Australia decreased, notably due to:

•	Australia, down by 8.4%, primarily reflecting the impact of excise tax-driven retail price increases in 2017 and in the quarter;

•	Japan, down by 2.3%, primarily reflecting the decline of the total estimated cigarette market; and

•	Taiwan, down by 20.2%, primarily reflecting the impact of excise tax-driven retail price increases in June 2017.

PMI Shipment Volume (million units)	First-Quarter
	2018	2017	Change
Cigarettes	14,091	17,243	(18.3)%
Heated Tobacco Units	7,342	4,145	77.1%
Total East Asia & Australia	21,433	21,388	0.2%

Our total shipment volume increased by 0.2% to 21.4 billion units, or by 11.2% excluding the unfavorable impact of an estimated 1.0 billion cigarette units and 1.4 billion heated tobacco units of distributor inventory movements in Japan compared to the first quarter of 2017, driven by:

•	higher heated tobacco unit shipment volume in Japan and Korea, reflecting higher market share;
largely offset by

•	lower cigarette shipment in Japan and Korea, down by 25.8% and 6.1%, respectively, primarily reflecting the lower total cigarette market and lower cigarette market share.

Latin America & Canada:

Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2018	2017	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$ 708	$ 606	16.8%	17.0%	$102	$(1)	$100	$3	$—
Operating Income	$ 217	$ 176	23.3%	31.3%	$41	$(14)	$100	$—	$(45)
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs; asset impairment and exit costs; and amortization of intangibles.

During the quarter, net revenues, excluding unfavorable currency, increased by 17.0%, reflecting a favorable pricing variance across the Region, notably Argentina, Canada and Mexico.

Operating income, excluding unfavorable currency, increased by 31.3%, largely reflecting a favorable pricing variance, partly offset by higher manufacturing costs, mainly in Argentina, and higher marketing, administration and research costs, partly related to increased investment behind RRPs in the Region.

Latin America & Canada - Total Market, PMI Shipment Volume and Market Share Commentaries

In the quarter, the estimated total market in Latin America & Canada decreased, notably due to:

•	Brazil, down by 8.0%, primarily reflecting the impact of retail price increases in 2017;

•	Colombia, down by 15.7%, primarily reflecting the impact of excise tax-driven retail price increases of approximately 25%; and

•	Mexico, down by 2.7%, primarily reflecting the impact of the retail price increases in January 2018.

PMI Shipment Volume (million units)	First-Quarter
	2018	2017	Change
Cigarettes	19,013	19,296	(1.5)%
Heated Tobacco Units	23	1	+100.0%
Total Latin America & Canada	19,036	19,297	(1.4)%

Our total shipment volume decreased by 1.4% to 19.0 billion units, notably in:

•	Argentina, down by 1.7%, reflecting the lower total market and lower market share; and

•	Mexico, down by 4.0%, reflecting the lower total market and lower market share.

Financial Review
Net Cash Provided by Operating Activities

During the first quarter of 2018, net cash provided by operating activities of $1.4 billion increased by $0.5 billion compared with the first quarter of 2017. Excluding favorable currency movements of $0.1 billion, the change was primarily due to lower working capital requirements of $0.2 billion and the 2017 payment in the South Korean tax matter (see Note 8. Contingencies for additional information).

Net Cash Used in Investing Activities

During the first quarter of 2018, net cash used in investing activities was $1.0 billion, compared with net cash used in investing activities of $0.5 billion during the first quarter of 2017. This increase in net cash used of $0.5 billion was due principally to cash collateral posted to secure derivatives designated as net investment hedges of Euro assets following the strengthening of the Euro versus the U.S. dollar, and higher capital expenditures. For further details on our derivatives designated as net investment hedges, see Note 5. Financial Instruments.

Our capital expenditures were $0.4 billion and $0.3 billion during the three months ended March 31, 2018 and 2017, respectively. The 2018 expenditures were primarily related to our ongoing investments in RRPs to support capacity expansion (notably for heated tobacco units). We expect total capital expenditures in 2018 to be approximately $1.7 billion.

Net Cash Provided by (Used in) Financing Activities

During the first quarter of 2018, net cash used in financing activities was $1.7 billion, compared with net cash provided by financing activities of $0.3 billion during the first quarter of 2017. The change was due primarily to no debt issuance in the first quarter of 2018 compared with long-term debt proceeds, net of repayments, of $1.7 billion in the first quarter of 2017, and the purchase of the remaining 49% interest in our Costa Rican affiliates. For further details on the purchase of the remaining 49% interest in our Costa Rican affiliates, see Note 17. Acquisitions.

Dividends paid in the first quarter of 2018 and 2017 were $1.7 billion and $1.6 billion, respectively.

Debt and Liquidity

We define cash and cash equivalents as short-term, highly liquid investments, readily convertible to known amounts of cash that mature within a maximum of three months and have an insignificant risk of change in value due to interest rate or credit risk changes. As a policy, we do not hold any investments in structured or equity-linked products. Our cash and cash equivalents are predominantly held in demand deposits with institutions that have investment-grade long-term credit rating. As part of our cash management strategy and in order to manage counterparty exposure, we also enter into reverse repurchase agreements. Such agreements are collateralized with government or corporate securities held by a custodial bank and, at maturity, cash is paid back to PMI and the collateral is returned to the bank. While we entered into these agreements during the periods and had an average balance during three months ended March 31, 2018 of $0.8 billion and an average balance during the full-year 2017 of $0.9 billion, we had a zero balance both at March 31, 2018 and December 31, 2017.
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
Credit Ratings – The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. On March 1, 2018, Standard & Poor's affirmed our long-term credit rating at "A" and short-term at "A-1", and revised our outlook to "Stable" from "Negative." At March 31, 2018, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Stable
Fitch	F1	A	Negative

Credit Facilities – On January 29, 2018, we entered into an agreement to extend the term of our $2.0 billion 364-day revolving credit facility from February 6, 2018, to February 5, 2019.
At March 31, 2018, our committed credit facilities and commercial paper outstanding were as follows:

(in billions)
Type	Committed Credit Facilities	Commercial Paper
364-day revolving credit, expiring February 5, 2019	$2.0
Multi-year revolving credit, expiring February 28, 2021	2.5
Multi-year revolving credit, expiring October 1, 2022	3.5
Total facilities	$8.0
Commercial paper outstanding		$—

At March 31, 2018, there were no borrowings under the committed credit facilities, and the entire committed amounts were available for borrowing.

All banks participating in our committed credit facilities have an investment-grade long-term credit rating from the credit rating agencies. We continuously monitor the credit quality of our banking group, and at this time we are not aware of any potential non-performing credit provider.

Each of these facilities requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“consolidated EBITDA”) to consolidated interest expense of not less than 3.5 to 1.0 on a rolling four-quarter basis. At March 31, 2018, our ratio calculated in accordance with the agreements was 10.3 to 1.0. These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require us to post collateral. We expect to continue to meet our covenants. The terms “consolidated EBITDA” and “consolidated interest expense,” both of which include certain adjustments, are defined in the facility agreements previously filed with the U.S. Securities and Exchange Commission.
In addition to the committed credit facilities discussed above, certain of our subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $2.9 billion at March 31, 2018 and $2.8 billion at December 31, 2017, are for the sole use of our subsidiaries. Borrowings under these arrangements amounted to $608 million at March 31, 2018, and $499 million at December 31, 2017.
Commercial Paper Program – We continue to have access to liquidity in the commercial paper market through programs in place in the U.S. and in Europe having an aggregate issuance capacity of $8.0 billion. At March 31, 2018 and December 31, 2017, we had no commercial paper outstanding. The average commercial paper balance outstanding during the first quarter of 2018 was $3.6 billion. The average commercial paper balance outstanding during 2017 was $5.2 billion.

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

Our operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of March 31, 2018, and March 31, 2017 were $878 million and $561 million, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows.

For further details, see Note 15. Sale of Accounts Receivable to our condensed consolidated financial statements.

Debt – Our total debt was $34.8 billion at March 31, 2018 and $34.3 billion at December 31, 2017.

On February 14, 2017, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.

Guarantees – At March 31, 2018, we were contingently liable for $0.8 billion of guarantees of our own performance, which were primarily related to excise taxes on the shipment of our products. There is no liability in the condensed consolidated financial statements associated with these guarantees. At March 31, 2018, our third-party guarantees were insignificant.

Equity and Dividends

We discuss our stock awards as of March 31, 2018 in Note 2. Stock Plans to our condensed consolidated financial statements.

During 2017, we did not repurchase any shares under a share repurchase program and we do not presently intend to repurchase shares of our common stock in 2018.
Dividends paid in the first quarter of 2018 were $1.7 billion. During the third quarter of 2017, our Board of Directors approved a 2.9% increase in the quarterly dividend to $1.07 per common share. As a result, the present annualized dividend rate is $4.28 per common share.

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
We lose revenues as a result of counterfeiting, contraband, cross-border purchases, "illicit whites" and non-tax-paid volume produced by local manufacturers.
Large quantities of counterfeit cigarettes are sold in the international market. We believe that Marlboro is the most heavily counterfeited international cigarette brand, although we cannot quantify the revenues we lose as a result of this activity. In addition, our revenues are reduced by contraband, legal cross-border purchases, "illicit whites" and non-tax-paid volume produced by local manufacturers.

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
Information regarding Risk Factors appears in “MD&A – Cautionary Factors That May Affect Future Results,” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity for each of the three months in the quarter ended March 31, 2018 was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2018 – January 31, 2018 (1)	—	$—	—	$—
February 1, 2018 – February 28, 2018 (1)	—	$—	—	$—
March 1, 2018 – March 31, 2018 (1)	—	$—	—	$—
Pursuant to Publicly Announced Plans or Programs	—	$—
January 1, 2018 – January 31, 2018 (2)	5,582	$105.76
February 1, 2018 – February 28, 2018 (2)	122,425	$104.06
March 1, 2018 – March 31, 2018 (2)	1,981	$103.30
For the Quarter Ended March 31, 2018	129,988	$104.12

(1)	During this reporting period, we did not have an authorized share repurchase program.

(2)	Shares repurchased represent shares tendered to us by employees who vested in restricted share unit awards and used shares to pay all, or a portion of, the related taxes.

Item 6.	Exhibits.

3.1	Amended and Restated By-Laws of Philip Morris International Inc., effective as of March 29, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed March 29, 2018).

10.1
Extension Agreement, effective as of February 6, 2018, to the Credit Agreement, dated as of February 12, 2013, among Philip Morris International Inc., the lenders named therein, Citibank Europe PLC, UK Branch (formerly, Citibank International Limited), as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 29, 2018).

10.2	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 13, 2018).

10.3	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 13, 2018).

10.4
Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors (as amended and restated as of January 1, 2018) (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 2017).

10.5
Supplemental Letter to the Employment Agreement (as amended) with Jacek Olczak, effective as of January 1, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed December 12, 2017).

10.6	Employment Agreement as of January 1, 2018 with Martin G. King (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K For the year ended December 31, 2017).

12	Statement regarding computation of ratios of earnings to fixed charges.

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

/s/ MARTIN G. KING

Martin G. King
Chief Financial Officer

April 26, 2018