Form 10-Q
period 2018-06-30
Philip Morris International Inc.
filed 2018-07-26
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At July 23, 2018, there were 1,554,506,845 shares outstanding of the registrant’s common stock, no par value per share.

PHILIP MORRIS INTERNATIONAL INC.

In this report, “PMI,” “we,” “us” and “our” refer to Philip Morris International Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$6,587	$8,447
Trade receivables (less allowances of $23 in 2018 and $25 in 2017)	2,936	3,194
Other receivables	836	544
Inventories:
Leaf tobacco	2,459	2,606
Other raw materials	1,463	1,563
Finished product	5,003	4,637
	8,925	8,806
Other current assets	744	603
Total current assets	20,028	21,594
Property, plant and equipment, at cost	14,382	14,566
Less: accumulated depreciation	7,269	7,295
	7,113	7,271
Goodwill (Note 4)	7,312	7,666
Other intangible assets, net (Note 4)	2,336	2,432
Investments in unconsolidated subsidiaries and equity securities (Notes 11&14)	1,352	1,074
Deferred income taxes	909	1,007
Other assets	1,671	1,924
TOTAL ASSETS	$40,721	$42,968

See notes to condensed consolidated financial statements.
Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share data)
(Unaudited)

	June 30, 2018	December 31, 2017
LIABILITIES
Short-term borrowings (Note 10)	$592	$499
Current portion of long-term debt (Note 10)	3,025	2,506
Accounts payable	1,953	2,242
Accrued liabilities:
Marketing and selling	634	708
Taxes, except income taxes	6,854	5,324
Employment costs	736	856
Dividends payable	1,785	1,669
Other	1,319	1,346
Income taxes (Note 9)	543	812
Total current liabilities	17,441	15,962
Long-term debt (Note 10)	28,048	31,334
Deferred income taxes	793	799
Employment costs	2,136	2,271
Income taxes and other liabilities (Note 9)	2,471	2,832
Total liabilities	50,889	53,198
Contingencies (Note 8)
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2018 and 2017)	—	—
Additional paid-in capital	1,893	1,972
Earnings reinvested in the business	30,406	29,859
Accumulated other comprehensive losses	(8,908)	(8,535)
	23,391	23,296
Less: cost of repurchased stock (554,822,236 and 556,098,569 shares in 2018 and 2017, respectively)	35,306	35,382
Total PMI stockholders’ deficit	(11,915)	(12,086)
Noncontrolling interests	1,747	1,856
Total stockholders’ deficit	(10,168)	(10,230)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$40,721	$42,968

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Revenues including excise taxes	$39,526	$35,875
Excise taxes on products	24,904	22,894
Net revenues (Note 18)	14,622	12,981
Cost of sales	5,359	4,696
Gross profit	9,263	8,285
Marketing, administration and research costs	3,701	3,088
Amortization of intangibles	43	44
Operating income	5,519	5,153
Interest expense, net	395	432
Pension and other employee benefit costs (Note 3)	12	36
Earnings before income taxes	5,112	4,685
Provision for income taxes	1,203	1,230
Equity investments and securities (income)/loss, net	(33)	(45)
Net earnings	$3,942	$3,500
Net earnings attributable to noncontrolling interests	188	129
Net earnings attributable to PMI	$3,754	$3,371
Per share data (Note 6):
Basic earnings per share	$2.41	$2.17
Diluted earnings per share	$2.41	$2.17
Dividends declared	$2.21	$2.08

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended June 30,
	2018	2017
Revenues including excise taxes	$21,100	$19,319
Excise taxes on products	13,374	12,402
Net revenues (Note 18)	7,726	6,917
Cost of sales	2,744	2,519
Gross profit	4,982	4,398
Marketing, administration and research costs	1,868	1,639
Amortization of intangibles	21	22
Operating income	3,093	2,737
Interest expense, net	168	213
Pension and other employee benefit costs (Note 3)	6	16
Earnings before income taxes	2,919	2,508
Provision for income taxes	644	689
Equity investments and securities (income)/loss, net	(20)	(23)
Net earnings	2,295	1,842
Net earnings attributable to noncontrolling interests	97	61
Net earnings attributable to PMI	$2,198	$1,781
Per share data (Note 6):
Basic earnings per share	$1.41	$1.14
Diluted earnings per share	$1.41	$1.14
Dividends declared	$1.14	$1.04

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Net earnings	$3,942	$3,500
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of ($27) in 2018 and $546 in 2017	(545)	430
Change in net loss and prior service cost:
Amortization of net losses, prior service costs and net transition costs, net of income taxes of ($21) in 2018 and ($19) in 2017	100	111
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $1 in 2018 and $8 in 2017	(11)	(53)
(Gains) losses transferred to earnings, net of income taxes of $- in 2018 and $1 in 2017	6	(2)
Total other comprehensive earnings (losses)	(450)	486
Total comprehensive earnings	3,492	3,986
Less comprehensive earnings attributable to:
Noncontrolling interests	111	126
Comprehensive earnings attributable to PMI	$3,381	$3,860

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended June 30,
	2018	2017
Net earnings	$2,295	$1,842
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of ($219) in 2018 and $390 in 2017	(174)	127
Change in net loss and prior service cost:
Amortization of net losses, prior service costs and net transition costs, net of income taxes of ($10) in 2018 and ($10) in 2017	50	55
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of ($9) in 2018 and ($3) in 2017	53	22
(Gains) losses transferred to earnings, net of income taxes of $1 in 2018 and ($1) in 2017	4	(7)
Total other comprehensive earnings (losses)	(67)	197
Total comprehensive earnings	2,228	2,039
Less comprehensive earnings attributable to:
Noncontrolling interests	55	63
Comprehensive earnings attributable to PMI	$2,173	$1,976

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Six Months Ended June 30, 2018 and 2017
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, January 1, 2017	$—	$1,964	$30,397	$(9,559)	$(35,490)	$1,788	$(10,900)
Net earnings			3,371			129	3,500
Other comprehensive earnings (losses), net of income taxes				489		(3)	486
Issuance of stock awards		(41)			107		66
Dividends declared ($2.08 per share)			(3,240)				(3,240)
Payments to noncontrolling interests						(192)	(192)
Other		(6)				9	3
Balances, June 30, 2017	$—	$1,917	$30,528	$(9,070)	$(35,383)	$1,731	$(10,277)
Balances, January 1, 2018	$—	$1,972	$29,859	$(8,535)	$(35,382)	$1,856	$(10,230)
Net earnings			3,754			188	3,942
Other comprehensive earnings (losses), net of income taxes				(369)		(81)	(450)
Issuance of stock awards		4			76		80
Dividends declared ($2.21 per share)			(3,445)				(3,445)
Payments to noncontrolling interests						(214)	(214)
Adoption of new accounting standards (Note 18)			238				238
Other (Note 17)		(83)		(4)		(2)	(89)
Balances, June 30, 2018	$—	$1,893	$30,406	$(8,908)	$(35,306)	$1,747	$(10,168)

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$3,942	$3,500

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	488	407
Deferred income tax (benefit) provision	(45)	70
Cash effects of changes in:
Receivables, net	(65)	(14)
Inventories	(526)	1,664
Accounts payable	(128)	136
Accrued liabilities and other current assets	2,023	(1,120)
Income taxes	(360)	(460)
Pension plan contributions	(41)	(29)
Other	85	(83)
Net cash provided by operating activities	5,373	4,071

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(774)	(560)
Investments in unconsolidated subsidiaries and equity securities	(30)	(19)
Net investment hedges	77	(677)
Other	44	12
Net cash used in investing activities	(683)	(1,244)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Short-term borrowing activity by original maturity:
Net issuances - maturities of 90 days or less	$119	$266
Long-term debt proceeds	—	2,482
Long-term debt repaid	(2,483)	(815)
Dividends paid	(3,332)	(3,236)
Sale (purchase) of subsidiary shares to/(from) noncontrolling interests (Note 17)	(85)	3
Other	(234)	(291)
Net cash used in financing activities	(6,015)	(1,591)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(529)	720

Cash, cash equivalents and restricted cash(1):
Increase (Decrease)	(1,854)	1,956
Balance at beginning of period	8,476	4,331
Balance at end of period	$6,622	$6,287

(1) Following the adoption of Financial Accounting Standards Update ASU 2016-18, "Statement of Cash Flows: Restricted Cash," the amounts for cash and cash equivalents shown above include restricted cash of $35 million and $90 million as of June 30, 2018 and 2017, respectively, and $29 million and $92 million as of December 31, 2017, and 2016, respectively, which were included in other current assets in the condensed consolidated balance sheets.

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

Note 2. Stock Plans:

In May 2017, PMI’s shareholders approved the Philip Morris International Inc. 2017 Performance Incentive Plan (the “2017 Plan”). The 2017 Plan replaced the 2012 Performance Incentive Plan, and there will be no additional grants under the replaced plan. Under the 2017 Plan, PMI may grant to eligible employees restricted shares and restricted share units, performance-based cash incentive awards and performance-based equity awards. Up to 25 million shares of PMI’s common stock may be issued under the 2017 Plan. At June 30, 2018, shares available for grant under the 2017 Plan were 22,931,470.

In May 2017, PMI’s shareholders also approved the Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors (the “2017 Non-Employee Directors Plan”). The 2017 Non-Employee Directors Plan replaced the 2008 Stock Compensation Plan for Non-Employee Directors, and there will be no additional grants under the replaced plan. A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the 2017 Non-Employee Directors Plan. At June 30, 2018, shares available for grant under the plan were 974,344.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Restricted share unit (RSU) awards

During the six months ended June 30, 2018 and 2017, shares granted to eligible employees and the weighted-average grant date fair value per share related to RSU awards were as follows:

	Number of Shares Granted	Weighted-Average Grant Date Fair Value Per RSU Award Granted
2018	1,257,380	$100.70
2017	1,202,970	$98.48

Compensation expense related to RSU awards was as follows:

	Compensation Expense Related to RSU Awards
(in millions)	For the Six Months Ended June 30,	For the Three Months Ended June 30,
2018	$63	$25
2017	$60	$25

As of June 30, 2018, PMI had $170 million of total unrecognized compensation cost related to non-vested RSU awards. The cost is recognized over the original restriction period of the awards, which is typically three years after the date of the award, or upon death, disability or reaching the age of 58.

During the six months ended June 30, 2018, 1,395,177 RSU awards vested. The grant date fair value of all the vested awards was approximately $116 million. The total fair value of RSU awards that vested during the six months ended June 30, 2018 was approximately $145 million.

Performance share unit (PSU) awards

During the six months ended June 30, 2018 and 2017, PMI granted PSU awards to certain executives. The PSU awards require the achievement of certain performance factors, which are predetermined at the time of grant, over a three-year performance cycle. PMI’s performance metrics consist of PMI’s Total Shareholder Return (TSR) relative to a predetermined peer group and on an absolute basis (50% weight), PMI’s currency-neutral compound annual adjusted operating income growth rate, excluding acquisitions (30% weight), and PMI’s performance against specific measures of PMI’s transformation (20% weight). The aggregate of the weighted performance factors for the three metrics determines the percentage of PSUs that will vest at the end of the three-year performance cycle. The minimum percentage of PSUs that can vest is zero, with a target percentage of 100 and a maximum percentage of 200. Each vested PSU entitles the participant to one share of common stock. An aggregate weighted PSU performance factor of 100 will result in the targeted number of PSUs being vested. At the end of the performance cycle, participants are entitled to an amount equivalent to the accumulated dividends paid on common stock during the performance cycle for the number of shares earned.

During the six months ended June 30, 2018 and 2017, shares granted to eligible employees and the grant date fair value per share related to PSU awards were as follows:

	Number of Shares Granted	PSU Grant Date Fair Value Subject to TSR Performance Factor Per Share (a)	PSU Grant Date Fair Value Subject to Other Performance Factors Per Share (b)
2018	401,500	$118.98	$100.69
2017	393,460	$128.72	$98.29

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Compensation expense related to PSU awards was as follows:

	Compensation Expense Related to PSU Awards
(in millions)	For the Six Months Ended June 30,	For the Three Months Ended June 30,
2018	$30	$9
2017	$25	$8

As of June 30, 2018, PMI had $48 million of total unrecognized compensation cost related to non-vested PSU awards. The cost is recognized over the performance cycle of the awards, or upon death, disability or reaching the age of 58.

During the six months ended June 30, 2018, there were no PSU awards that vested.

Note 3. Benefit Plans:

Pension coverage for employees of PMI’s subsidiaries is provided, to the extent deemed appropriate, through separate plans, many of which are governed by local statutory requirements. In addition, PMI provides health care and other benefits to substantially all U.S. retired employees and certain non-U.S. retired employees. In general, health care benefits for non-U.S. retired employees are covered through local government plans. PMI adopted ASU 2017-07 "Compensation - Retirement Benefits" on January 1, 2018, retrospectively for all periods. Following adoption, the service cost component of net periodic benefit cost continues to be included within operating income, while all other cost components are included below operating income, within pension and other employee benefit costs. Pension and other employee benefit costs per the condensed consolidated statements of earnings consisted of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2018	2017	2018	2017
Net pension costs	$(33)	$(12)	$(17)	$(6)
Net postemployment costs	39	41	20	19
Net postretirement costs	6	7	3	3
Total pension and other employee benefit costs	$12	$36	$6	$16

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	Pension (1)
	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2018	2017	2018	2017
Service cost	$107	$102	$54	$51
Interest cost	58	53	30	27
Expected return on plan assets	(182)	(160)	(95)	(81)
Amortization:
Net loss	90	88	47	44
Prior service cost	1	7	1	4
Net periodic pension cost	$74	$90	$37	$45

(1) Primarily non-U.S. based defined benefit retirement plans.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Employer Contributions
PMI makes, and plans to make, contributions, to the extent that they are tax deductible and to meet specific funding requirements of its funded pension plans. Employer contributions of $41 million were made to the pension plans during the six months ended June 30, 2018. Currently, PMI anticipates making additional contributions during the remainder of 2018 of approximately $37 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest and currency rates.

Note 4. Goodwill and Other Intangible Assets, net:
Goodwill and other intangible assets, net, by segment were as follows:

	Goodwill		Other Intangible Assets, net
(in millions)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
European Union	$1,371	$1,419	$422	$458
Eastern Europe	312	321	21	16
Middle East & Africa	91	102	180	178
South & Southeast Asia	2,836	3,010	947	1,004
East Asia & Australia	543	567	58	44
Latin America & Canada	2,159	2,247	708	732
Total	$7,312	$7,666	$2,336	$2,432
Goodwill primarily reflects PMI’s acquisitions in Canada, Colombia, Greece, Indonesia, Mexico, Pakistan and Serbia, as well as the business combination in the Philippines. The movements in goodwill from December 31, 2017, were as follows:

(in millions)	European Union	Eastern Europe	Middle East & Africa	South & Southeast Asia	East Asia & Australia	Latin America & Canada	Total
Balances, December 31, 2017	$1,419	$321	$102	$3,010	$567	$2,247	$7,666
Changes due to:
Currency	(48)	(9)	(11)	(174)	(24)	(88)	(354)
Balances, June 30, 2018	$1,371	$312	$91	$2,836	$543	$2,159	$7,312
Additional details of other intangible assets were as follows:

	June 30, 2018		December 31, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$1,274		$1,323
Amortizable intangible assets	1,764	$702	1,798	$689
Total other intangible assets	$3,038	$702	$3,121	$689

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia in 2005 and Mexico in 2007. Amortizable intangible assets primarily consist of certain trademarks and distribution networks associated with business combinations. The gross carrying amount, the range of useful lives as well as the weighted-average remaining useful life of amortizable intangible assets at June 30, 2018, were as follows:

(dollars in millions)	Gross Carrying Amount	Initial Estimated Useful Lives	Weighted-Average Remaining Useful Life
Trademarks	$1,514	2 - 40 years	19 years
Distribution networks	143	5 - 30 years	8 years
Other (including farmer contracts and intellectual property rights)	107	4 - 17 years	10 years
	$1,764

Pre-tax amortization expense for intangible assets during the six months ended June 30, 2018 and 2017 was $43 million and $44 million, respectively, and $21 million and $22 million for the three months ended June 30, 2018 and 2017. Amortization expense for each of the next five years is estimated to be $83 million or less, assuming no additional transactions occur that require the amortization of intangible assets.
The decrease in the gross carrying amount of other intangible assets from December 31, 2017, was due primarily to currency movements, partially offset by the purchase of additional intellectual property rights related to PMI's reduced-risk products.

During the second quarter of 2018, PMI completed its annual review of goodwill and non-amortizable intangible assets for potential impairment, and no impairment charges were required as a result of this review.

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

PMI uses deliverable and non-deliverable forward foreign exchange contracts, foreign currency swaps and foreign currency options, collectively referred to as foreign exchange contracts ("foreign exchange contracts"), and interest rate contracts to mitigate its exposure to changes in exchange and interest rates from third-party and intercompany actual and forecasted transactions. The primary currencies to which PMI is exposed include the Australian dollar, Canadian dollar, Euro, Indonesian rupiah, Japanese yen, Mexican peso, Philippine peso, Russian ruble, Swiss franc and Turkish lira. At June 30, 2018, PMI had contracts with aggregate notional amounts of $31.3 billion of which $4.2 billion related to cash flow hedges, $9.9 billion related to hedges of net investments in foreign operations and $17.2 billion related to other derivatives that primarily offset currency exposures on intercompany financing.

Effective January 1, 2018, PMI elected to early adopt Accounting Standard Update 2017-12 “Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities,” which did not have a material impact on PMI’s consolidated financial position or results of operations.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The fair value of PMI’s foreign exchange contracts included in the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, were as follows:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
(in millions)	Balance Sheet Classification	At June 30, 2018	At December 31, 2017	Balance Sheet Classification	At June 30, 2018	At December 31, 2017
Foreign exchange contracts designated as hedging instruments	Other current assets	$76	$84	Other accrued liabilities	$66	$197
	Other assets	69	34	Other liabilities	689	880
Foreign exchange contracts not designated as hedging instruments	Other current assets	199	22	Other accrued liabilities	95	37
	Other assets	—	—	Other liabilities	10	14
Total derivatives		$344	$140		$860	$1,128

For the six months and three months ended June 30, 2018 and 2017, PMI's cash flow and net investment hedging instruments impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Six Months Ended June 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings
	2018	2017		2018	2017
Derivatives in Cash Flow Hedging Relationship
Foreign exchange contracts	$(12)	$(61)
			Net revenues	$(7)	$15
			Cost of sales	—	—
			Marketing, administration and research costs	(3)	—
			Interest expense, net	(3)	(12)
Derivatives in Net Investment Hedging Relationship
Foreign exchange contracts	138	(940)
Total	$126	$(1,001)		$(13)	$3

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(pre-tax, in millions)	For the Three Months Ended June 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings
	2018	2017		2018	2017
Derivatives in Cash Flow Hedging Relationship
Foreign exchange contracts	$62	$25
			Net revenues	$2	$6
			Cost of sales	—	—
			Marketing, administration and research costs	(11)	9
			Interest expense, net	(1)	(9)
Derivatives in Net Investment Hedging Relationship
Foreign exchange contracts	746	(691)
Total	$808	$(666)		$(10)	$6

Cash Flow Hedges

PMI has entered into foreign exchange contracts to hedge the foreign currency exchange and interest rate risks related to certain forecasted transactions. Gains and losses associated with qualifying cash flow hedge contracts is deferred as a component of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. Amounts reclassified from other comprehensive losses into earnings as a result of the discontinuance of cash flow hedges when the originally forecasted transaction is no longer probable of occurring were not material during the periods presented. As of June 30, 2018, PMI has hedged forecasted transactions for periods not exceeding the next twelve months with the exception of one foreign exchange contract that expires in May 2024. The impact of these hedges is primarily included in operating cash flows on PMI’s condensed consolidated statements of cash flows.

Hedges of Net Investments in Foreign Operations

PMI designates certain foreign currency denominated debt and foreign exchange contracts as net investment hedges, primarily of its Euro net assets. For the six months ended June 30, 2018 and 2017, these hedges of net investments resulted in gains (losses), net of income taxes, of $303 million and $(1,025) million, respectively, principally related to changes in the exchange rates between the Euro and U.S. dollar. For the three months ended June 30, 2018 and 2017, these hedges of net investments resulted in gains (losses), net of income taxes, of $1,060 million and $(731) million, respectively, principally related to changes in the exchange rates between the Euro and U.S. dollar. These gains (losses) were reported as a component of accumulated other comprehensive losses within currency translation adjustments, and were substantially offset by the losses and gains generated on the underlying assets. For the six months and three months ended June 30, 2018, the gains for amounts excluded from the effectiveness testing recognized in earnings were $135 million and $68 million, respectively, and were accounted for in interest expense, net, on the condensed consolidated statement of earnings. The premiums paid for, and settlements of, net investment hedges are included in investing cash flows on PMI’s condensed consolidated statements of cash flows.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other Derivatives

PMI has entered into foreign exchange contracts to hedge the foreign currency exchange and interest rate risks related to intercompany loans between certain subsidiaries, and third-party loans. While effective as economic hedges, no hedge accounting is applied for these contracts; therefore, the unrealized gains (losses) relating to these contracts are reported in marketing, administration and research costs in PMI’s condensed consolidated statements of earnings. For the six months ended June 30, 2018 and 2017, the gains from contracts for which PMI did not apply hedge accounting were $334 million and $149 million, respectively. For the three months ended June 30, 2018 and 2017, the gains from contracts for which PMI did not apply hedge accounting were $239 million and $188 million, respectively. The gains from these contracts substantially offset the losses generated by the underlying intercompany and third-party loans being hedged.

For the six months and three months ended June 30, 2018 and 2017, the net impact of these contracts on the condensed consolidated statements of earnings was not material.

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses

Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2018	2017	2018	2017
Gain/(loss) at beginning of period	$42	$97	$(20)	$27
Derivative (gains)/losses transferred to earnings	6	(2)	4	(7)
Change in fair value	(11)	(53)	53	22
Gain/(loss) as of June 30,	$37	$42	$37	$42
At June 30, 2018, PMI expects $22 million of derivative gains that are included in accumulated other comprehensive losses to be reclassified to the condensed consolidated statement of earnings within the next 12 months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.
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
Fair Value
See Note 11. Fair Value Measurements and Note 13. Balance Sheet Offsetting for additional discussion of derivative financial instruments.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6. Earnings Per Share:
Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2018	2017	2018	2017
Net earnings attributable to PMI	$3,754	$3,371	$2,198	$1,781
Less distributed and undistributed earnings attributable to share-based payment awards	8	8	5	5
Net earnings for basic and diluted EPS	$3,746	$3,363	$2,193	$1,776
Weighted-average shares for basic EPS	1,554	1,552	1,555	1,553
Plus contingently issuable performance stock units (PSUs)	—	1	—	1
Weighted-average shares for diluted EPS	1,554	1,553	1,555	1,554

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Segment data were as follows:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2018	2017	2018	2017
Net revenues:
European Union	$4,491	$3,850	$2,503	$2,110
Eastern Europe	1,327	1,213	760	697
Middle East & Africa	1,983	1,939	1,022	978
South & Southeast Asia	2,237	2,077	1,156	1,046
East Asia & Australia	3,069	2,548	1,478	1,338
Latin America & Canada	1,515	1,354	807	748
Net revenues	$14,622	$12,981	$7,726	$6,917
Operating income:
European Union	$1,917	$1,692	$1,177	$944
Eastern Europe	412	383	261	224
Middle East & Africa	777	968	403	477
South & Southeast Asia	869	689	440	319
East Asia & Australia	1,013	982	498	510
Latin America & Canada	531	439	314	263
Operating income	$5,519	$5,153	$3,093	$2,737

PMI's net revenues by product category were as follows:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2018	2017	2018	2017
Net revenues:
Combustible products:
European Union	$4,157	$3,770	$2,321	$2,060
Eastern Europe	1,222	1,204	695	691
Middle East & Africa	1,794	1,925	910	968
South & Southeast Asia	2,237	2,077	1,156	1,046
East Asia & Australia	1,559	1,603	822	790
Latin America & Canada	1,506	1,353	802	748
Total combustible products	$12,475	$11,931	$6,706	$6,302
Reduced-risk products:
European Union	$334	$81	$182	50
Eastern Europe	105	9	65	6
Middle East & Africa	189	14	112	10
South & Southeast Asia	—	—	—	—
East Asia & Australia	1,510	945	656	549
Latin America & Canada	9	1	5	1
Total reduced-risk products	$2,147	$1,050	$1,020	615

Total PMI net revenues	$14,622	$12,981	$7,726	6,917
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
The table below lists the number of tobacco-related cases pending against us and/or our subsidiaries or indemnitees as of July 24, 2018, July 25, 2017 and July 22, 2016:

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Type of Case	Number of Cases Pending as of July 24, 2018	Number of Cases Pending as of July 25, 2017	Number of Cases Pending as of July 22, 2016
Individual Smoking and Health Cases	65	68	65
Smoking and Health Class Actions	11	11	11
Health Care Cost Recovery Actions	16	16	16
Label-Related Class Actions	1	—	—
Individual Label-Related Cases	1	1	3
Public Civil Actions	2	2	2
Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 477 Smoking and Health, Label-Related, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Thirteen cases have had decisions in favor of plaintiffs. Nine of these cases have subsequently reached final resolution in our favor and four remain on appeal.

The table below lists the verdict and significant post-trial developments in the four pending cases where a verdict was returned in favor of the plaintiff:

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
February 2004	Brazil/The Smoker Health Defense Association	Class Action
The Civil Court of São Paulo found defendants liable without hearing evidence. In April 2004, the court awarded “moral damages” of R$1,000 (approximately $265) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not assess actual damages, which were to be assessed in a second phase of the case. The size of the class was not defined in the ruling.

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
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Blais class on liability and found the class members’ compensatory damages totaled approximately CAD 15.5 billion (approximately $11.8 billion), including pre-judgment interest. The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion including pre-judgment interest (approximately $2.36 billion)). The trial court awarded CAD 90,000 (approximately $68,400) in punitive damages, allocating CAD 30,000 (approximately $22,400) to our subsidiary. The trial court ordered defendants to pay CAD 1 billion (approximately $760 million) of the compensatory damage award, CAD 200 million (approximately $152 million) of which is our subsidiary’s portion, into a trust within 60 days.

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
On August 5, 2016, the Civil Court No. 14 - Mar del Plata, issued a verdict in favor of plaintiff, an individual smoker, and awarded him ARS 110,000 (approximately $3,985), plus interest, in compensatory and moral damages.
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
As of July 24, 2018, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•
65 cases brought by individual plaintiffs in Argentina (35), Brazil (10), Canada (4), Chile (7), Costa Rica (1), Italy (3), the Philippines (1), Poland (2), Turkey (1) and Scotland (1), compared with 68 such cases on July 25, 2017, and 65 cases on July 22, 2016; and

•	11 cases brought on behalf of classes of individual plaintiffs in Brazil (2) and Canada (9), compared with 11 such cases on July 25, 2017 and 11 such cases on July 22, 2016.

In the first class action pending in Brazil, The Smoker Health Defense Association (ADESF) v. Souza Cruz, S.A. and Philip Morris Marketing, S.A., Nineteenth Lower Civil Court of the Central Courts of the Judiciary District of São Paulo, Brazil, filed July 25, 1995, our subsidiary and another member of the industry are defendants. The plaintiff, a consumer organization, is seeking damages for all addicted smokers and former smokers, and injunctive relief. In 2004, the trial court found defendants liable without hearing evidence and awarded “moral damages” of R$1,000 (approximately $265) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class was not estimated. Defendants appealed to the São Paulo Court of Appeals, which annulled the ruling in November 2008, finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In May 2011, the trial court dismissed the claim. In February 2015, the appellate court unanimously dismissed plaintiff's appeal. In September 2015, plaintiff appealed to the Superior Court of Justice. In February 2017, the Chief Justice of the Supreme Court of Justice denied plaintiff's appeal. In March 2017, plaintiff filed an en banc appeal to the Supreme Court of Justice. In addition, the defendants filed a constitutional appeal to the Federal Supreme Tribunal on the basis that plaintiff did not have standing to bring the lawsuit. Both appeals are still pending.

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

In the second class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, our subsidiary and other Canadian manufacturers (Imperial Tobacco Canada Ltd. and JTI-MacDonald Corp.) are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, sought compensatory and punitive damages for each member of the class who allegedly suffers from certain smoking-related diseases. The class was certified in 2005. Trial began in March 2012 and concluded in December 2014. The trial court issued its judgment on May 27, 2015. The trial court found our subsidiary and two other Canadian manufacturers liable and found that the class members’ compensatory damages totaled approximately CAD 15.5 billion, including pre-judgment interest (approximately $11.8 billion). The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion, including pre-judgment

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

interest (approximately $2.36 billion)). In addition, the trial court awarded CAD 90,000 (approximately $68,400) in punitive damages, allocating CAD 30,000 (approximately $22,400) to our subsidiary and found that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking. The trial court also found that defendants conspired to prevent consumers from learning the dangers of smoking. The trial court further held that these civil faults were a cause of the class members’ diseases. The trial court rejected other grounds of fault advanced by the class, holding that: (i) the evidence was insufficient to show that defendants marketed to youth, (ii) defendants’ advertising did not convey false information about the characteristics of cigarettes, and (iii) defendants did not commit a fault by using the descriptors light or mild for cigarettes with a lower tar delivery. The trial court estimated the disease class at 99,957 members. The trial court ordered defendants to pay CAD 1 billion (approximately $760 million) of the compensatory damage award into a trust within 60 days, CAD 200 million (approximately $152 million) of which is our subsidiary’s portion and ordered briefing on a proposed claims process for the distribution of damages to individual class members and for payment of attorneys’ fees and legal costs. In June 2015, our subsidiary commenced the appellate process by filing its inscription of appeal of the trial court’s judgment with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust within 60 days notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make an initial payment within 60 days. In August 2015, plaintiffs filed a motion with the Court of Appeal seeking an order that defendants place irrevocable letters of credit totaling CAD 5 billion (approximately $3.8 billion) into trust, to secure the judgments in both the Létourneau and Blais cases. Plaintiffs subsequently withdrew their motion for security against JTI-MacDonald Corp. and proceeded only against our subsidiary and Imperial Tobacco Canada Ltd. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling CAD 226 million (approximately $172 million) to cover both the Létourneau and Blais cases. Such security may take the form of cash into a court trust or letters of credit, in six equal consecutive quarterly installments of approximately CAD 37.6 million (approximately $28.6 million) beginning in December 2015 through March 2017. The Court of Appeal ordered Imperial Tobacco Canada Ltd. to furnish security totaling CAD 758 million (approximately $576 million) in seven equal consecutive quarterly installments of approximately CAD 108 million (approximately $82.1 million) beginning in December 2015 through June 2017. In March 2017, our subsidiary made its sixth and final quarterly installment of security for approximately CAD 37.6 million (approximately $28.6 million) into a court trust. This payment is included in other assets on the condensed consolidated balance sheets and in cash used in operating activities in the condensed consolidated statements of cash flows. The Court of Appeal ordered that the security is payable upon a final judgment of the Court of Appeal affirming the trial court’s judgment or upon further order of the Court of Appeal. The Court of Appeal heard oral arguments on the merits appeal in November 2016. Our subsidiary and PMI believe that the findings of liability and damages were incorrect and should ultimately be set aside on any one of many grounds, including the following: (i) holding that defendants violated Quebec law by failing to warn class members of the risks of smoking even after the court found that class members knew, or should have known, of the risks, (ii) finding that plaintiffs were not required to prove that defendants’ alleged misconduct caused injury to each class member in direct contravention of binding precedent, (iii) creating a factual presumption, without any evidence from class members or otherwise, that defendants’ alleged misconduct caused all smoking by all class members, (iv) relying on epidemiological evidence that did not meet recognized scientific standards, and (v) awarding punitive damages to punish defendants without proper consideration as to whether punitive damages were necessary to deter future misconduct.
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
As of July 24, 2018, there were 16 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Canada (10), Korea (1) and Nigeria (5), compared with 16 such cases on July 25, 2017 and 16 such cases on July 22, 2016.
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

As of July 24, 2018, there was 1 case brought by an individual plaintiff in Italy (1) pending against our subsidiaries, compared with 1 such case on July 25, 2017, and 3 such cases on July 22, 2016, and one purported class action in Israel (1).

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

As of July 24, 2018, there were 2 public civil actions pending against our subsidiaries in Argentina (1) and Venezuela (1), compared with 2 such cases on July 25, 2017, and 2 such cases on July 22, 2016.

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

Other Litigation

The Department of Special Investigations of the government of Thailand ("DSI") conducted an investigation into alleged underpayment by our subsidiary, Philip Morris (Thailand) Limited ("PM Thailand"), of customs duties and excise taxes relating to imports from the Philippines covering the period 2003-2007. On January 18, 2016, the Public Prosecutor filed charges against our subsidiary and seven former and current employees in the Bangkok Criminal Court alleging that PM Thailand and the individual defendants jointly and with the intention to defraud the Thai government, under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries of cigarettes from the Philippines during the period of July 2003 to June 2006. The government is seeking a fine of approximately THB 80.8 billion (approximately $2.41 billion). In May 2017, the King of Thailand signed a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

the Customs Valuation Agreement of the World Trade Organization and Thai law and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies. Trial in the case began in November 2017. In March 2018, acting on a request from the Public Prosecutor, the court suspended the trial proceedings indefinitely and struck the case from the court list. In June 2018, the court reinstated the case and scheduled the remaining trial proceedings for May 2019.

The DSI also conducted an investigation into alleged underpayment by PM Thailand of customs duties and excise taxes relating to imports from Indonesia covering the period 2000-2003. On January 26, 2017, the Public Prosecutor filed charges against PM Thailand and its former Thai employee in the Bangkok Criminal Court alleging that PM Thailand and its former employee jointly and with the intention to defraud the Thai government under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries during the period from January 2002 to July 2003. The government is seeking a fine of approximately THB 19.8 billion (approximately $591 million). The case is in pre-trial proceedings. The trial is scheduled to begin in the last quarter of 2018. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law, and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and a Thai court. In May 2017, the King of Thailand signed a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. On November 29, 2017, PM Thailand received notices of assessment in the aggregate amount of approximately THB 25.6 billion (approximately $765 million) from the Thai Customs Department alleging that PM Thailand under-declared customs values for the imports from Indonesia covering the period 2001-2003. The notices include the Indonesian import entries subject to the proceedings discussed above and are in addition to the fine sought by the government in the criminal proceedings. PM Thailand filed its appeal against the notices in December 2017. We believe that all of the notices of assessment are barred by the applicable statutes of limitations and are otherwise without merit. In March 2018, the Thai Customs Post Clearance Audit Bureau informed PM Thailand that the Thai Customs Department will cancel or otherwise not pursue the notices, and in May 2018 the Director-General of the Thai Customs Department issued a letter confirming this position. PM Thailand is considering whether further procedural steps are required to confirm the finality of this development.

The South Korean Board of Audit and Inspection (“BAI”) conducted an audit of certain Korean government agencies and the tobacco industry into whether inventory movements ahead of the January 1, 2015 increase of cigarette-related taxes by tobacco companies, including Philip Morris Korea Inc. ("PM Korea"), our South Korean affiliate, were in compliance with South Korean tax laws.  In November 2016, the tax authorities completed their audit and assessed allegedly underpaid taxes and penalties.  In order to avoid nonpayment financial costs, PM Korea paid approximately KRW 272 billion (approximately $241 million), of which KRW 100 billion (approximately $89 million) was paid in 2016 and KRW 172 billion (approximately $152 million) was paid in the first quarter of 2017.  These amounts are included in other assets in the condensed consolidated balance sheets and in cash used in operating activities in the condensed consolidated statements of cash flows.  PM Korea is appealing the assessments. The tax authorities have also referred the matter to the Public Prosecutor. On June 19, 2018, the Public Prosecutor decided not to file criminal charges against PM Korea and/or other alleged co-offenders. This decision is being appealed by the tax authorities and, if reversed, the Public Prosecutor may seek up to three times the underpaid tax for company criminal penalties and up to five times the underpaid tax for individual criminal penalties. The Public Prosecutor also decided not to prosecute PM Korea and its managing director in connection with a criminal complaint against them that had been filed by the South Korean Ministry of Strategy and Finance (“MOSF”). In this criminal complaint, the MOSF alleged that PM Korea exceeded the monthly product withdrawal limits that the MOSF had set in its notice. This decision is being appealed by the MOSF. PM Korea believes that it has paid cigarette-related taxes in compliance with the South Korean tax laws and disagrees with the MOSF’s allegations.

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

In December 2017, the Tax Cuts and Jobs Act was signed into law. Accordingly, PMI recorded a provisional charge of $1.6 billion in its 2017 income tax provision, including a charge for the transition tax on accumulated foreign earnings of $1.4 billion and $0.2

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

billion due to the re-measurement of U.S. deferred tax assets and liabilities using a rate of 21%. PMI is evaluating the assumptions used in the analysis, as well as guidance issued by the U.S. Treasury Department and the Internal Revenue Service and has not made any measurement period adjustments related to these items during the quarter. PMI will complete its analysis during 2018, and any adjustments to the provisional charges will be included in income tax expense or benefit in the appropriate period, in accordance with Staff Accounting Bulletin No. 118 (SAB 118).

PMI’s effective tax rates for the six months and three months ended June 30, 2018 were 23.5% and 22.1%, respectively. PMI’s effective tax rates for the six months and three months ended June 30, 2017 were 26.3% and 27.5%, respectively. The effective tax rate for the six months ended June 30, 2017 was favorably impacted by the tax benefit of a legal entity restructuring ($61 million). In 2018, PMI's effective tax rate is expected to exceed the new U.S. federal statutory rate of 21%. PMI’s effective tax rates for the six months and three months ended June 30, 2018 exceeded the U.S. federal statutory rate primarily due to earnings mix by taxing jurisdiction, as well as the expected impact of Global Intangible Low Taxed Income ("GILTI") provisions of the Tax Cuts and Jobs Act, partially offset by the favorable tax treatment of Foreign Derived Intangible Income ("FDII") and a reduction in the liability for unrecognized tax benefits.

Based upon PMI's current interpretation of the Tax Cuts and Jobs Act, PMI estimates that its full-year 2018 effective tax rate will be approximately 24%. PMI is continuing to assess the impacts of the Tax Cuts and Jobs Act on the effective tax rate and income tax accounting, in particular the foreign tax credit limitations related to the new GILTI provisions. PMI will complete this assessment during 2018 and will make an accounting policy election on whether to treat GILTI taxes as a current period expense or include these amounts in the measurement of deferred taxes. Based on PMI’s assessment to date, no impact is expected from the Base Erosion and Anti-Abuse Tax ("BEAT") rules. Changes in currency exchange rates, earnings mix by taxing jurisdiction or future regulatory developments have an impact on the effective tax rates, which PMI monitors each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

PMI is regularly examined by tax authorities around the world and is currently under examination in a number of jurisdictions. During the second quarter of 2018, the IRS concluded its examination of PMI's consolidated U.S. federal tax returns for the years 2013 and 2014. The U.S. federal statute of limitations remains open for the years 2015 and onward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years.

It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible change cannot be made at this time.

Note 10. Indebtedness:
Short-term Borrowings:
PMI's short-term borrowings, consisting of bank loans to certain PMI subsidiaries at June 30, 2018 and December 31, 2017, had a carrying value of $592 million and $499 million, respectively. The fair value of PMI’s short-term borrowings, based on current market interest rates, approximates carrying value.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Long-term Debt:
At June 30, 2018 and December 31, 2017, PMI’s long-term debt consisted of the following:

(in millions)	June 30, 2018	December 31, 2017
U.S. dollar notes, 1.375% to 6.375% (average interest rate 3.324%), due through 2044	$20,801	$23,291
Foreign currency obligations:
Euro notes, 0.625% to 3.125% (average interest rate 2.250%), due through 2037	8,748	8,997
Swiss franc notes, 0.750% to 2.000% (average interest rate 1.269%), due through 2024	1,353	1,376
Other (average interest rate 3.442%), due through 2024	171	176
	31,073	33,840
Less current portion of long-term debt	3,025	2,506
	$28,048	$31,334

Other foreign currency debt above includes mortgage debt in Switzerland and capital lease obligations at June 30, 2018 and December 31, 2017.

Credit Facilities:

On January 29, 2018, PMI entered into an agreement to extend the term of its $2.0 billion 364-day revolving credit facility from February 6, 2018, to February 5, 2019.

At June 30, 2018, PMI's total committed credit facilities were as follows:

(in billions)

Type	Committed Credit Facilities
364-day revolving credit, expiring February 5, 2019	$2.0
Multi-year revolving credit, expiring February 28, 2021	2.5
Multi-year revolving credit, expiring October 1, 2022	3.5
Total facilities	$8.0

At June 30, 2018, there were no borrowings under these committed credit facilities, and the entire committed amounts were available for borrowing.

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

Debt

The fair value of PMI’s outstanding debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. The aggregate carrying value of PMI’s debt, excluding short-term borrowings and $26 million of capital lease obligations, was $31,047 million at June 30, 2018. The fair value of PMI’s outstanding debt, excluding the aforementioned short-term borrowings and capital lease obligations, was classified within Level 1 and Level 2 in the table shown below.

The aggregate fair values of PMI’s equity securities, derivative financial instruments and debt as of June 30, 2018, were as follows:

(in millions)	Fair Value at June 30, 2018	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities	$248	$248	$—	$—
Foreign exchange contracts	344	—	344	—
Total assets	$592	$248	$344	$—
Liabilities:
Debt	$31,653	$31,491	$162	$—
Foreign exchange contracts	860	—	860	—
Total liabilities	$32,513	$31,491	$1,022	$—

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 12. Accumulated Other Comprehensive Losses:
PMI’s accumulated other comprehensive losses, net of taxes, consisted of the following:

(in millions)	At June 30, 2018	At December 31, 2017	At June 30, 2017
Currency translation adjustments	$(6,229)	$(5,761)	$(5,658)
Pension and other benefits	(2,716)	(2,816)	(3,454)
Derivatives accounted for as hedges	37	42	42
Total accumulated other comprehensive losses	$(8,908)	$(8,535)	$(9,070)

Reclassifications from Other Comprehensive Earnings

The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement are shown on the condensed consolidated statements of comprehensive earnings for the six months and three months ended June 30, 2018 and 2017. For additional information, see Note 3. Benefit Plans and Note 5. Financial Instruments for disclosures related to PMI's pension and other benefits, and derivative financial instruments, respectively.

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

The effects of these derivative financial instrument assets and liabilities on PMI's condensed consolidated balance sheets were as follows:

(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Received/Pledged	Net Amount

At June 30, 2018
Assets
Foreign exchange contracts	$344	$—	$344	$(149)	$(162)	$33
Liabilities
Foreign exchange contracts	$860	$—	$860	$(149)	$(698)	$13
At December 31, 2017
Assets
Foreign exchange contracts	$140	$—	$140	$(50)	$(78)	$12
Liabilities
Foreign exchange contracts	$1,128	$—	$1,128	$(50)	$(1,004)	$74

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 14. Investments in Unconsolidated Subsidiaries:

At June 30, 2018 and December 31, 2017, PMI had total investments in unconsolidated subsidiaries of $1,051 million and $1,074 million, respectively, which were accounted for under the equity method of accounting. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses, dividends, capital contributions and movements in currency translation adjustments. The carrying value of our equity method investments at June 30, 2018 and December 31, 2017 exceeded our share of the unconsolidated subsidiaries' book value by $874 million and $927 million, respectively. The difference between the investment carrying value and the amount of underlying equity in net assets, excluding $826 million and $873 million attributable to goodwill as of June 30, 2018 and December 31, 2017, respectively, is being amortized on a straight-line basis over the underlying assets' estimated useful lives of 10 to 20 years. At June 30, 2018 and December 31, 2017, PMI received year-to-date dividends from unconsolidated subsidiaries of $23 million and $120 million, respectively.

PMI holds a 49% equity interest in United Arab Emirates-based Emirati Investors-TA (FZC) (“EITA”). PMI holds an approximate 25% economic interest in Société des Tabacs Algéro-Emiratie (“STAEM”), an Algerian joint venture that is 51% owned by EITA and 49% by the Algerian state-owned enterprise Management et Développement des Actifs et des Ressources Holding ("MADAR Holding"), formerly known as Société Nationale des Tabacs et Allumettes SpA. STAEM manufactures and distributes under license some of PMI’s brands.

PMI holds a 23% equity interest in Megapolis Distribution BV, the holding company of CJSC TK Megapolis, PMI's distributor in Russia.

The initial investments in EITA and Megapolis Distribution BV were recorded at cost and are included in investments in unconsolidated subsidiaries and equity securities on the condensed consolidated balance sheets.

PMI’s earnings activity from unconsolidated subsidiaries was as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2018	2017	2018	2017
Net revenues	$2,162	$2,093	$1,239	$1,253

PMI’s balance sheet activity related to unconsolidated subsidiaries was as follows:

(in millions)	At June 30, 2018	At December 31, 2017

Receivables	$491	$293

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

Note 15. Sale of Accounts Receivable:
To mitigate risk and enhance cash and liquidity management PMI sells trade receivables to unaffiliated financial institutions. These arrangements allow PMI to sell, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold are generally short-term in nature and are removed from the condensed consolidated balance sheets. PMI sells trade receivables under two types of arrangements, servicing and non-servicing. For servicing arrangements, PMI continues to service the sold trade receivables on an administrative basis and does not act on behalf of the unaffiliated financial institutions. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material as of June 30, 2018 and June 30, 2017. Under the non-servicing arrangements, PMI does not provide any administrative support or servicing after the trade receivables have been sold to the unaffiliated financial institutions.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Cumulative trade receivables sold, including excise taxes, for the six months ended June 30, 2018 and 2017, were $5.3 billion and $4.5 billion, respectively. PMI’s operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of June 30, 2018 and June 30, 2017, were $0.6 billion, and $0.6 billion, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of trade receivables within marketing, administration and research costs in the condensed consolidated statements of earnings. For the six months and three months ended June 30, 2018 and 2017, the loss on sale of trade receivables was immaterial.

Note 16. Product Warranty:

PMI's IQOS devices are subject to standard product warranties generally for a period of 12 months from the date of purchase or such other periods as required by law. PMI generally provides in cost of sales for the estimated cost of warranty in the period the related revenue is recognized. PMI assesses the adequacy of its accrued product warranties and adjusts the amounts as necessary based on actual experience and changes in future estimates. Factors that affect product warranties may vary across markets but typically include product failure rates, logistics and service delivery costs, and warranty policies. PMI accounts for its product warranties within other accrued liabilities. At June 30, 2018 and December 31, 2017, these amounts were as follows:

	For the Six Months Ended	For the Year Ended
(in millions)	June 30, 2018	December 31, 2017
Balance at beginning of period	$71	$51
Changes due to:
Warranties issued	121	168
Settlements	(87)	(148)
Balance at end of period	$105	$71

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The adoption of ASU 2014-09 resulted in the following changes for net revenues to reflect the net presentation for revenues, excluding excise taxes, for the six months and three months ended June 30, 2017:

(in millions)	For the Six Months Ended June 30, 2017			For the Three Months Ended June 30, 2017
Net Revenues:
	As reported		Retrospective Adoption	As reported		Retrospective Adoption
	Net revenues	Excises taxes	Net revenues	Net revenues	Excises taxes	Net revenues
	$35,875	$22,894	$12,981	$19,319	$12,402	$6,917

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

PMI recognizes revenue primarily through the manufacture and sale of cigarettes and other nicotine-containing products, including reduced-risk products. The majority of PMI revenues are generated by sales through direct and indirect distribution networks with short-term payment conditions and where control is typically transferred to the customer either upon shipment or delivery of goods. PMI evaluates the transfer of control through evidence of the customer’s receipt and acceptance, transfer of title, PMI’s right to payment for those products and the customer’s ability to direct the use of those products upon receipt. Typically, PMI’s performance obligations are satisfied and revenue is recognized either upon shipment or delivery of goods. In certain instances, PMI facilitates shipping and handling activities after control has transferred to the customer.  PMI has elected to record all shipping and handling activities as costs to fulfill a contract and such costs, which have not been incurred at the time revenue is recognized, are accrued.  For the six months ended June 30, 2018 and 2017, PMI did not have any material contract assets or contract liabilities. For further details on PMI’s performance obligations see Note 16. Product Warranty.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Recently issued

On February 25, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additionally, ASU 2016-02 modifies current guidance for lessors' accounting. ASU 2016-02 is effective for interim and annual reporting periods beginning on or after January 1, 2019, with early adoption permitted. PMI has identified its lease management system to be used upon adoption and is in the process of identifying and evaluating the applicable leases. PMI expects, upon adoption, to recognize lease liabilities and the corresponding right-of-use assets (at the present value of future payments) for predominately all of its future minimum commitments under operating leases in place at that time. Such future minimum commitments at December 31, 2017 amounted to $849 million on an undiscounted basis. PMI is currently assessing the impact that the adoption of ASU 2016-02 will have on its financial statements but does not expect it to have a material impact on its results of operations or cash flows.

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

Consolidated Operating Results for the Six Months Ended June 30, 2018

•
Net Revenues - Net revenues of $14.6 billion for the six months ended June 30, 2018 increased by $1.6 billion, or 12.6%, from the comparable 2017 amount. The change in our net revenues from the comparable 2017 amount was driven by the following:

For the six months ended June 30, 2018, net revenues, excluding favorable currency, increased by 8.3%, primarily reflecting a favorable pricing variance, driven by EU, EE, S&SA and LA&C, as well as favorable volume/mix, driven by EA&A, despite the unfavorable impact of notably lower volume in the Gulf Cooperation Council ("GCC") and lower mix in Indonesia and lower volume/mix in Russia.

Net revenues by product category for the six months ended June 30, 2018 and 2017 are shown below:

•	Diluted Earnings Per Share - The changes in our reported diluted earnings per share (“diluted EPS”) for the six months ended June 30, 2018, from the comparable 2017 amounts, were as follows:

	Diluted EPS	% Growth (Decline)
For the six months ended June 30, 2017	$2.17
2017 Asset impairment and exit costs	—
2017 Tax items	(0.04)
Subtotal of 2017 items	(0.04)
2018 Asset impairment and exit costs	—
2018 Tax items	—
Subtotal of 2018 items	—
Currency	0.07
Interest	0.03
Change in tax rate	0.13
Operations	0.05
For the six months ended June 30, 2018	$2.41	11.1%

Income Taxes – Our effective income tax rate for the six months ended June 30, 2018 decreased by 2.8 percentage points to 23.5%. The 2017 tax item that increased our diluted EPS in 2017 by $0.04 per share in the table above was due to a legal entity restructuring ($61 million). The change in the effective tax rate that increased our diluted EPS by $0.13 per share in the table above was primarily due to the Tax Cuts and Jobs Act. For further details, see Note 9. Income Taxes.

Currency – The favorable currency impact during the reporting period results from the fluctuations of the U.S. dollar, especially against the Euro and Japanese yen, partially offset by the Argentine peso. This favorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Interest – The favorable impact of interest was due primarily to our ongoing efforts to optimize our capital structure following the passage of the Tax Cuts and Jobs Act. This included the decision to use existing cash to repay the principal for our recently matured May 2018 ten-year U.S. bond, which had a coupon of 5.65%.

Operations – The increase in diluted EPS of $0.05 from our operations in the table above was due primarily to the following segments:

•	South & Southeast Asia: Favorable pricing and lower manufacturing costs, partially offset by unfavorable volume/mix;

•	Latin America & Canada: Favorable pricing, partially offset by unfavorable volume/mix, higher manufacturing costs and higher marketing, administration and research costs;

•	Eastern Europe: Favorable pricing, partially offset by unfavorable volume/mix and higher marketing, administration and research costs; and

•	East Asia & Australia: Favorable volume/mix and lower manufacturing costs, partially offset by higher marketing, administration and research costs and unfavorable pricing;
partially offset by

•	Middle East & Africa: Unfavorable pricing, unfavorable volume/mix, higher marketing, administration and research costs, and higher manufacturing costs; and

•	European Union: Higher marketing, administration and research costs, unfavorable volume/mix, higher manufacturing costs, partially offset by favorable pricing.

Consolidated Operating Results for the Three Months Ended June 30, 2018

•
Net Revenues - Net revenues of $7.7 billion for the three months ended June 30, 2018 increased by $809 million, or 11.7%, from the comparable 2017 amount. The change in our net revenues from the comparable 2017 amount was driven by the following:

During the quarter, net revenues, excluding favorable currency, increased by 8.3%, primarily reflecting a favorable pricing variance, driven by EU, EE, S&SA and LA&C, as well as favorable volume/mix, primarily in EA&A, despite the unfavorable impact of notably lower volume in the GCC and lower mix in Indonesia and Russia.

Net revenues by product category for the three months ended June 30, 2018 and 2017 are shown below:

•	Diluted Earnings Per Share - The changes in our reported diluted EPS for the three months ended June 30, 2018, from the comparable 2017 amounts, were as follows:

	Diluted EPS	% Growth (Decline)
For the three months ended June 30, 2017	$1.14
2017 Asset impairment and exit costs	—
2017 Tax items	—
Subtotal of 2017 items	—
2018 Asset impairment and exit costs	—
2018 Tax items	—
Subtotal of 2018 items	—
Currency	0.04
Interest	0.03
Change in tax rate	0.10
Operations	0.10
For the three months ended June 30, 2018	$1.41	23.7%

Income Taxes – Our effective income tax rate for the three months ended June 30, 2018 decreased by 5.4 percentage points to 22.1%. The change in the effective tax rate that increased our diluted EPS by $0.10 per share in the table above was primarily due to the Tax Cuts and Jobs Act. Our effective tax rate in the quarter reflected the impact of a revised full-year effective tax rate estimate of approximately 24%. The reduction compared to our prior full-year estimate of approximately 26% was mainly attributed to further analysis, interpretation and clarification of the scope and impact of the 2017 Tax Cuts and Jobs Act in the U.S. For further details, see Note 9. Income Taxes.

Currency – The favorable currency impact during the reporting period results from the fluctuations of the U.S. dollar, especially against the Euro and Japanese yen, partially offset by the Argentine peso. This favorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Interest – The favorable impact of interest was due primarily to our ongoing efforts to optimize our capital structure following the passage of the Tax Cuts and Jobs Act. This included the decision to use existing cash to repay the principal for our recently matured May 2018 ten-year U.S. bond, which had a coupon of 5.65%.

Operations – The increase in diluted EPS of $0.10 from our operations in the table above was due primarily to the following segments:

•	South & Southeast Asia: Favorable pricing and lower manufacturing costs, partially offset by unfavorable volume/mix;

•	Latin America & Canada: Favorable pricing, partially offset by unfavorable volume/mix, higher manufacturing costs and higher marketing, administration and research costs;

•	European Union: Favorable pricing and favorable volume/mix, partially offset by higher manufacturing costs and higher marketing, administration and research costs; and

•	Eastern Europe: Favorable pricing and lower manufacturing costs, partially offset by unfavorable volume/mix;
partially offset by

•	Middle East & Africa: Unfavorable pricing, higher manufacturing costs and higher marketing, administration and research costs; and

•	East Asia & Australia: Higher marketing, administration and research costs and unfavorable pricing, partially offset by favorable volume/mix and lower manufacturing costs.
For further details, see the “Consolidated Operating Results” and “Operating Results by Business Segment” sections of the following “Discussion and Analysis.”

2018 Forecasted Results - On July 19, 2018, we revised our 2018 full-year reported diluted EPS forecast to be in a range of $5.02 to $5.12, at prevailing exchange rates at that time, representing a projected increase of approximately 29% to 32% versus diluted EPS per share of $3.88 in 2017. Excluding an unfavorable currency impact, at then-prevailing exchange rates, of approximately $0.07, the forecast range represents a projected increase of approximately 8% to 10% versus adjusted diluted earnings per share of $4.72 in 2017.

2018 Full-Year Forecast Overview & Assumptions

This revised full-year forecast primarily reflects the effect of certain product and marketing initiatives, elements of which were first announced at the Annual Meeting of Shareholders in May 2018, notably:

•
The worldwide introduction of the next generation of IQOS devices towards the end of 2018, which requires the reduction of current generation device inventories, while the ramp-up of new devices is expected to occur in 2019;

•	A comprehensive set of new marketing programs in Japan, including the launch in October of a new heated tobacco mainstream-price product line for more price-sensitive consumers.

The forecast is based on the conservative view of a very limited favorable impact from these initiatives in Japan in 2018 (the full favorable effect therefore coming as of the beginning of 2019). Consequently, the forecast assumes that the sequential quarterly growth rate in new Japanese IQOS users for the second half of 2018 will be in line with that of the first half.

As a result, this forecast assumes:

•	Significant growth in PMI's in-market heated tobacco sales volume, reaching approximately 44 to 45 billion units in 2018;

•
Heated tobacco unit shipments of approximately 41 to 42 billion units in 2018, including an anticipated full-year inventory reduction -- concentrated in the third quarter of 2018 -- of approximately three billion units due to Japan;

•	A total cigarette and heated tobacco unit shipment volume decline for PMI of approximately 2% versus an estimated total international volume decline of 2% to 3%;

•	Currency-neutral net revenue growth of approximately 3% to 4%, compared to the previously disclosed assumption of approximately 8%, primarily reflecting:

◦
the reduction of inventories and lower-than-anticipated consumer off-take, primarily in Japan, of IQOS devices (representing approximately (2.5) points) and heated tobacco units (representing approximately (2.0) points);

◦
the impact of moving to highly inflationary accounting in Argentina (representing approximately (0.5) points), as explained in Operating Results by Business Segment - Business Environment - U.S. GAAP Treatment of Argentina as a Highly Inflationary Economy;

◦	partially offset by higher-than-expected cigarette shipments (representing approximately 0.5 points).

This forecast further assumes:

•	A combustible product pricing variance of approximately 7%;

•	Net incremental investment behind RRPs of approximately $600 million for the full year;

•	Operating cash flow of approximately $9 billion, subject to currency movements and year-end working capital requirements;

•
Capital expenditures of approximately $1.5 billion compared to the previously disclosed assumption of $1.7 billion, primarily reflecting lower planned spending on heated tobacco unit manufacturing equipment, driven by increased production efficiency and dual-production flexibility at existing factories, coupled with an adjustment for revised production forecasts;

•	An effective tax rate of approximately 24%, as described below; and

•	No share repurchases.

Our 2018 full-year diluted earnings per share forecast assumes a full-year effective tax rate of approximately 24%. The reduction in this rate compared to the full-year effective tax rate of 26% communicated in April 2018 mainly reflects further analysis, interpretation and clarifications of the scope and impact of the Tax Cuts and Jobs Act.

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

Discussion and Analysis
Consolidated Operating Results
See pages 79-83 for a discussion of our "Cautionary Factors That May Affect Future Results." Our net revenues and operating income by segment are shown in the table below:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2018	2017	2018	2017
Net revenues:
European Union	$4,491	$3,850	$2,503	$2,110
Eastern Europe	1,327	1,213	760	697
Middle East & Africa	1,983	1,939	1,022	978
South & Southeast Asia	2,237	2,077	1,156	1,046
East Asia & Australia	3,069	2,548	1,478	1,338
Latin America & Canada	1,515	1,354	807	748
Net revenues	$14,622	$12,981	$7,726	$6,917
Operating income:
European Union	$1,917	$1,692	$1,177	$944
Eastern Europe	412	383	261	224
Middle East & Africa	777	968	403	477
South & Southeast Asia	869	689	440	319
East Asia & Australia	1,013	982	498	510
Latin America & Canada	531	439	314	263
Operating income	$5,519	$5,153	$3,093	$2,737

As discussed in Note 7. Segment Reporting, effective January 1, 2018, we began using operating income to evaluate segment performance and allocate resources, replacing operating companies income used previously.

Our net revenues by product category are shown in the table below:

PMI Net Revenues by Product Category
(in millions)	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Combustible Products
European Union	$4,157	$3,770	10.3%	$2,321	$2,060	12.6%
Eastern Europe	1,222	1,204	1.5%	695	691	0.5%
Middle East & Africa	1,794	1,925	(6.8)%	910	968	(6.0)%
South & Southeast Asia	2,237	2,077	7.7%	1,156	1,046	10.5%
East Asia & Australia	1,559	1,603	(2.7)%	822	790	4.1%
Latin America & Canada	1,506	1,353	11.3%	802	748	7.3%
Total Combustible Products	$12,475	$11,931	4.6%	$6,706	$6,302	6.4%
Reduced-Risk Products
European Union	$334	$81	+100%	$182	$50	+100%
Eastern Europe	105	9	+100%	65	6	+100%
Middle East & Africa	189	14	+100%	112	10	+100%
South & Southeast Asia	—	—	—%	—	—	—%
East Asia & Australia	1,510	945	59.8%	656	549	19.6%
Latin America & Canada	9	1	+100%	5	1	+100%
Total Reduced-Risk Products	$2,147	$1,050	+100%	$1,020	$615	65.9%

Total PMI Net Revenues	$14,622	$12,981	12.6%	$7,726	$6,917	11.7%
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

We recognize revenue when control is transferred to the customer, typically either upon shipment or delivery of goods.

Our shipment volume by segment for cigarettes and heated tobacco units is shown in the table below:

PMI Shipment Volume (Million Units)
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Cigarettes
European Union	87,655	92,298	(5.0)%	47,984	49,758	(3.6)%
Eastern Europe	50,493	56,677	(10.9)%	28,454	32,081	(11.3)%
Middle East & Africa	63,425	64,311	(1.4)%	34,177	32,333	5.7%
South & Southeast Asia	85,006	79,924	6.4%	44,788	42,025	6.6%
East Asia & Australia	29,205	33,033	(11.6)%	15,114	15,790	(4.3)%
Latin America & Canada	39,217	40,849	(4.0)%	20,204	21,553	(6.3)%
Total Cigarettes	355,001	367,092	(3.3)%	190,721	193,540	(1.5)%
Heated Tobacco Units
European Union	2,123	576	+100%	1,195	392	+100%
Eastern Europe	1,515	171	+100%	951	117	+100%
Middle East & Africa	1,680	163	+100%	971	112	+100%
South & Southeast Asia	—	—	—%	—	—	—%
East Asia & Australia	15,180	9,871	53.8%	7,838	5,726	36.9%
Latin America & Canada	55	4	+100%	32	3	+100%
Total Heated Tobacco Units	20,553	10,785	90.6%	10,987	6,350	73.0%
Cigarettes and Heated Tobacco Units
European Union	89,778	92,874	(3.3)%	49,179	50,150	(1.9)%
Eastern Europe	52,008	56,848	(8.5)%	29,405	32,198	(8.7)%
Middle East & Africa	65,105	64,474	1.0%	35,148	32,445	8.3%
South & Southeast Asia	85,006	79,924	6.4%	44,788	42,025	6.6%
East Asia & Australia	44,385	42,904	3.5%	22,952	21,516	6.7%
Latin America & Canada	39,272	40,853	(3.9)%	20,236	21,556	(6.1)%
Total Cigarettes and Heated Tobacco Units	375,554	377,877	(0.6)%	201,708	199,890	0.9%

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

In-market sales ("IMS") is defined as sales to the retail channel, depending on the market and distribution model.

Unless otherwise stated, references to total industry, total market, our shipment volume and our market share performance reflect cigarettes and heated tobacco units.

Key market data regarding total market size, our shipments and market share are shown in the tables below:

	For the Six Months Ended June 30,
			PMI Shipments (billion units)						PMI Market Share (%)(1)
Market	Total Market (billion units)		Total		Cigarette		Heated Tobacco Unit		Total		Heated Tobacco Unit
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
European Union
France	20.1	22.6	9.4	10.1	9.4	10.1	—	—	44.7	42.9	0.1	—
Germany	35.6	37.3	13.3	13.9	13.1	13.9	0.1	—	37.2	37.4	0.4	0.1
Italy	33.8	34.4	17.3	18.0	16.7	17.8	0.6	0.3	51.7	51.9	1.7	0.6
Poland	21.2	21.1	8.6	8.9	8.5	8.9	0.1	—	40.6	42.1	0.5	0.1
Spain	21.6	21.8	7.1	7.3	7.1	7.3	0.1	—	32.0	32.0	0.3	0.1

Eastern Europe
Russia (2)	112.4	123.5	30.3	34.4	29.4	34.3	0.9	0.1	26.4	27.2	—	—

Middle East & Africa
Saudi Arabia	9.9	14.8	2.8	7.1	2.8	7.1	—	—	40.8	52.8	—	—
Turkey (2)	54.4	47.7	25.0	22.0	25.0	22.0	—	—	43.1	43.2	—	—

South & Southeast Asia
Indonesia	144.5	146.6	48.0	48.2	48.0	48.2	—	—	33.2	32.9	—	—
Philippines	34.3	35.7	24.0	23.6	24.0	23.6	—	—	69.9	66.2	—	—

East Asia & Australia
Australia	6.2	6.9	1.8	2.0	1.8	2.0	—	—	29.3	29.1	—	—
Japan	82.2	84.0	29.3	28.8	16.7	19.0	12.6	9.8	34.5	31.0	15.6	8.6
Korea	33.7	34.4	8.6	6.7	6.0	6.7	2.6	—	25.4	19.7	7.6	0.1

Latin America & Canada
Argentina	17.6	18.1	13.1	13.5	13.1	13.5	—	—	74.1	74.5	—	—
Canada	11.1	11.5	4.2	4.2	4.2	4.2	—	—	37.9	36.1	0.1	—
Mexico	16.9	17.6	11.0	12.0	11.0	12.0	—	—	65.1	67.8	—	—

(1) Market share estimates are calculated using IMS data unless otherwise stated
(2) PMI Cigarette Market Share May year-to-date as measured by Nielsen
Note: % change for Total Market and PMI shipments in the discussion below is computed based on millions of units

	For the Three Months Ended June 30,
			PMI Shipments (billion units)						PMI Market Share (%)(1)
Market	Total Market (billion units)		Total		Cigarette		Heated Tobacco Unit		Total		Heated Tobacco Unit
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
European Union
France	10.3	11.8	5.0	5.3	5.0	5.3	—	—	45.0	43.0	0.1	—
Germany	19.6	19.8	7.4	7.3	7.3	7.2	0.1	—	38.0	36.7	0.4	0.2
Italy	17.7	18.2	9.3	10.2	9.0	10.1	0.3	0.2	51.3	52.0	1.9	0.6
Poland	11.4	10.9	4.7	4.6	4.6	4.6	0.1	—	41.3	42.1	0.6	0.1
Spain	11.6	11.9	3.9	4.1	3.8	4.1	0.1	—	31.8	32.0	0.4	0.1

Eastern Europe
Russia (2)	62.5	67.7	17.5	19.6	16.9	19.5	0.6	0.1	26.4	27.1	—	—

Middle East & Africa
Saudi Arabia	5.0	6.6	1.7	2.9	1.7	2.9	—	—	40.1	51.1	—	—
Turkey (2)	28.5	25.7	13.5	12.1	13.5	12.1	—	—	43.0	43.4	—	—

South & Southeast Asia
Indonesia	75.2	75.7	25.0	24.8	25.0	24.8	—	—	33.2	32.8	—	—
Philippines	18.9	19.1	13.2	12.7	13.2	12.7	—	—	69.6	66.5	—	—

East Asia & Australia
Australia	3.3	3.7	1.0	1.1	1.0	1.1	—	—	29.9	30.3	—	—
Japan	42.6	43.4	15.1	14.0	8.7	8.3	6.4	5.7	34.2	32.0	15.5	10.0
Korea	17.9	18.2	4.5	3.7	3.1	3.7	1.4	—	25.3	20.3	8.0	0.2

Latin America & Canada
Argentina	8.5	8.8	6.2	6.5	6.2	6.5	—	—	73.4	74.3	—	—
Canada	6.4	6.7	2.4	2.5	2.4	2.4	—	—	37.3	36.8	0.1	—
Mexico	9.2	9.8	6.1	6.9	6.1	6.9	—	—	66.4	70.5	—	—

(1) Market share estimates are calculated using IMS data unless otherwise stated
(2) PMI Cigarette Market Share May quarter-to-date as measured by Nielsen
Note: % change for Total Market and PMI shipments in the discussion below is computed based on millions of units

Consolidated Operating Results for the Six Months Ended June 30, 2018

The following discussion compares our consolidated operating results for the six months ended June 30, 2018, with the six months ended June 30, 2017.

Our total shipment volume decreased by 0.6%, principally due to:

•	the EU, primarily reflecting lower cigarette shipment volume in France, Germany, Italy and Poland, partly offset by higher heated tobacco unit shipment volume;

•	Eastern Europe, reflecting lower cigarette shipment volume, principally in Russia and Ukraine, partly offset by higher heated tobacco unit shipment volume; and

•	Latin America & Canada, reflecting lower cigarette shipment volume, principally in Argentina and Mexico;
partly offset by

•
Middle East & Africa, reflecting higher cigarette shipment volume in North Africa, notably Egypt, and Turkey, as well as higher heated tobacco unit shipment volume, partly offset by lower cigarette shipment volume in the GCC, notably in Saudi Arabia and the UAE;

•	South & Southeast Asia, reflecting higher cigarette shipment volume, principally in Pakistan, the Philippines and Thailand, partly offset by Indonesia; and

•	East Asia & Australia, reflecting higher heated tobacco unit shipment volume, driven by Japan and Korea, partly offset by lower cigarette shipment volume, principally in Japan, Korea and Taiwan.

Excluding the net unfavorable impact of total estimated distributor inventory movements of approximately 1.6 billion units, reflecting unfavorable heated tobacco unit inventory movements of approximately 2.6 billion units, partly offset by favorable cigarette inventory movements of approximately 1.0 billion units, both driven mainly by Japan, PMI's total shipment volume decreased by 0.2%.

Our shipment volume by brand is shown in the table below:

PMI Shipment Volume by Brand (Million Units)
	Six Months Year-to-Date
	2018	2017	Change
Cigarettes
Marlboro	126,866	131,230	(3.3)%
L&M	42,422	45,282	(6.3)%
Chesterfield	28,801	25,195	14.3%
Philip Morris	23,182	23,296	(0.5)%
Sampoerna A	18,798	20,530	(8.4)%
Parliament	19,453	20,368	(4.5)%
Bond Street	15,365	18,763	(18.1)%
Dji Sam Soe	13,573	9,267	46.5%
Lark	11,421	12,214	(6.5)%
Fortune	7,739	6,309	22.7%
Others	47,381	54,638	(13.3)%
Total Cigarettes	355,001	367,092	(3.3)%
Heated Tobacco Units	20,553	10,785	90.6%
Total Cigarettes and Heated Tobacco Units	375,554	377,877	(0.6)%
Note: Sampoerna A includes Sampoerna.

Our cigarette shipment volume of the following brands decreased:

•	Marlboro, mainly due to the EU, the GCC, Japan and Mexico, partly offset by Indonesia, North Africa and Turkey;

•	L&M, mainly due to the GCC, Germany, North Africa, Russia, Taiwan and Ukraine, partly offset by Kazakhstan and Thailand;

•	Philip Morris, mainly due to Argentina, Italy and the Philippines, partly offset by Russia;

•	Sampoerna A in Indonesia, partly reflecting the impact of its retail price increasing past its round pack price point in the fourth quarter of 2017;

•	Parliament, mainly due to the GCC, Japan, Korea and Russia, partly offset by Turkey;

•	Bond Street, mainly due to Russia and Ukraine;

•	Lark, mainly due to Japan, partly offset by Turkey; and

•
"Others," mainly due to: mid-price brands, notably Sampoerna U in Indonesia, partly reflecting the impact of above-inflation retail price increases; and the successful portfolio consolidation of local, low-price brands into international trademarks, notably in Colombia, Mexico and Russia; partly offset by low-price brands in Pakistan.

Our cigarette shipment volume of the following brands increased:

•	Chesterfield, mainly driven by Argentina, Brazil, Colombia, the GCC, Mexico and Turkey, partly offset by Russia;

•	Dji Sam Soe in Indonesia, notably reflecting the continued strong performance of its Magnum Mild 16s variant launched in the second quarter of 2017; and

•	Fortune in the Philippines, reflecting the favorable impact of its narrowed retail price gap to competitors' products.

The increase in PMI's heated tobacco unit shipment volume was driven by EA&A, primarily Japan and Korea.

Financial Summary
Financial Summary - Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2018	2017	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$14,622	$12,981	12.6%	8.3%	$1,641	$564	$682	$304	$91
Cost of Sales	(5,359)	(4,696)	(14.1)%	(9.1)%	(663)	(237)	—	(458)	32
Marketing, Administration and Research Costs	(3,701)	(3,088)	(19.9)%	(14.5)%	(613)	(164)	—	—	(449)
Amortization of Intangibles	(43)	(44)	2.3%	2.3%	1	—	—	—	1
Operating Income	$5,519	$5,153	7.1%	3.9%	$366	$163	$682	$(154)	$(325)
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs; asset impairment and exit costs; and amortization of intangibles. “Cost/Other” also includes the currency-neutral net revenue variance, unrelated to volume/mix and price components, attributable to fees for certain distribution rights billed to customers in certain markets in the ME&A Region.  This immaterial presentational change, made in conjunction with the new revenue recognition standard, is prospective only.

For the six months ended June 30, 2018, net revenues, excluding favorable currency, increased by 8.3%, primarily reflecting a favorable pricing variance, driven by EU, EE, S&SA and LA&C, as well as favorable volume/mix, driven by EA&A, despite the unfavorable impact of notably lower volume in the GCC, and lower mix in Indonesia and lower volume/mix in Russia.

The favorable currency in net revenues was due primarily to the Euro, Japanese yen and Polish zloty, partially offset by the Argentine peso, Indonesian rupiah and Turkish lira.

Net revenues include $2,147 million in 2018 and $1,050 million in 2017 related to the sale of RRPs.

Operating income, excluding favorable currency, increased by 3.9%, reflecting: a favorable pricing variance and favorable manufacturing costs, notably in S&SA and EA&A; partly offset by unfavorable volume/mix, largely due to the GCC, Indonesia and Russia, higher marketing, administration and research costs, primarily due to increased investment behind reduced-risk products, predominantly in the EU and EA&A, and the full-year contribution of $80 million to the Foundation for a Smoke-Free World recorded in the first quarter of 2018.

Interest expense, net, of $395 million decreased by $37 million (8.6%), due primarily to our ongoing efforts to optimize our capital structure following the passage of the Tax Cuts and Jobs Act. This included the decision to use existing cash to repay the principal for our recently matured May 2018 ten-year U.S. bond, which had a coupon of 5.65%.

Our effective tax rate decreased by 2.8 percentage point to 23.5%. The effective tax rate for the six months ended June 30, 2017, was favorably impacted by a legal entity restructuring ($61 million). We are continuing to evaluate the impact that the Tax Cuts and Jobs Act will have on our tax liability. Based upon our current interpretation of the Tax Cuts and Jobs Act, we estimate that our 2018 effective tax rate will be approximately 24%, subject to future regulatory developments and earnings mix by taxing jurisdiction. For further details, see Note 9. Income Taxes.

We are regularly examined by tax authorities around the world, and we are currently under examination in a number of jurisdictions. It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible change cannot be made at this time.

Net earnings attributable to PMI of $3.8 billion increased by $383 million (11.4%). This increase was due primarily to higher operating income as discussed above, lower interest expense, net and a lower effective tax rate. Diluted and basic EPS of $2.41 increased by 11.1%. Excluding a favorable currency impact of $0.07, diluted EPS increased by 7.8%.

Consolidated Operating Results for the Three Months Ended June 30, 2018
The following discussion compares our consolidated operating results for the three months ended June 30, 2018, with the three months ended June 30, 2017.
Our total shipment volume increased by 0.9%, principally driven by:

•
Middle East & Africa, reflecting higher cigarette shipment volume, principally in North Africa, notably Algeria and Egypt, and Turkey, as well as higher heated tobacco unit shipment volume, partly offset by lower cigarette shipment volume in the GCC, notably in Saudi Arabia and the UAE;

•	South & South East Asia, reflecting higher cigarette shipment volume, principally in Pakistan, the Philippines and Thailand; and

•
East Asia & Australia, primarily reflecting higher heated tobacco unit shipment volume in Japan and Korea, and higher cigarette shipment volume in Japan, partly offset by lower cigarette shipment volume, notably in Korea and Taiwan;

partly offset by

•
the EU, reflecting lower cigarette shipment volume, principally in France, Italy and Spain, partly offset by higher cigarette shipment volume in Germany, as well as higher heated tobacco unit shipment volume;

•	Eastern Europe, reflecting lower cigarette shipment volume, principally in Russia and Ukraine, partly offset by higher heated tobacco unit shipment volume; and

•	Latin America & Canada, reflecting lower cigarette shipment volume, principally in Argentina and Mexico.
Excluding the net favorable impact of total estimated distributor inventory movements of approximately 0.5 billion units, reflecting favorable cigarette inventory movements of approximately 1.9 billion units, partly offset by unfavorable heated tobacco unit inventory movements of approximately 1.4 billion units, both driven mainly by Japan, our total shipment volume increased by 0.6%.

Our shipment volume by brand is shown in the table below:

PMI Shipment Volume by Brand (Million Units)
	Second-Quarter
	2018	2017	Change
Cigarettes
Marlboro	68,893	68,830	0.1%
L&M	23,196	23,369	(0.7)%
Chesterfield	14,926	13,652	9.3%
Philip Morris	12,523	12,688	(1.3)%
Sampoerna A	10,174	10,617	(4.2)%
Parliament	10,993	11,169	(1.6)%
Bond Street	8,390	10,278	(18.4)%
Dji Sam Soe	6,877	4,808	43.0%
Lark	5,904	5,688	3.8%
Fortune	4,155	3,427	21.2%
Others	24,690	29,014	(14.9)%
Total Cigarettes	190,721	193,540	(1.5)%
Heated Tobacco Units	10,987	6,350	73.0%
Total Cigarettes and Heated Tobacco Units	201,708	199,890	0.9%
Note: Sampoerna A includes Sampoerna.

Our cigarette shipment volume of the following brands increased:

•	Marlboro, mainly driven by Indonesia, Japan, North Africa, the Philippines and Turkey, partly offset by the GCC, Italy, Korea and Mexico;

•	Chesterfield, mainly driven by Brazil, Colombia, Mexico and Turkey, partly offset by Italy and Russia;

•	Dji Sam Soe in Indonesia, notably reflecting the continued strong performance of its Magnum Mild 16s variant launched in the second quarter of 2017;

•	Lark, mainly driven by Japan and Turkey; and

•	Fortune in the Philippines, reflecting the favorable impact of its narrowed retail price gap to competitors' products.

Our cigarette shipment volume of the following brands decreased:

•	L&M, mainly due to Russia, Saudi Arabia, Taiwan and Turkey, partly offset by Egypt and Thailand;

•	Philip Morris, mainly due to Argentina, Italy and the Philippines, partly offset by Russia;

•	Sampoerna A in Indonesia, partly reflecting the impact of its retail price increasing past its round pack price point in the fourth quarter of 2017;

•	Parliament, mainly due to Korea, Russia and Saudi Arabia, partly offset by Turkey;

•	Bond Street, mainly due to Russia and Ukraine; and

•
"Others," mainly due to: mid-price brands, notably Sampoerna U in Indonesia, partly reflecting the impact of above-inflation retail price increases; and the successful portfolio consolidation of local, low-price brands into international trademarks, notably in Mexico and Russia; partly offset by low-price brands in Pakistan.

The increase in our heated tobacco unit shipment volume was driven by EA&A, primarily Japan and Korea.

Financial Summary
Financial Summary - Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2018	2017	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$7,726	$6,917	11.7%	8.3%	$809	$237	$383	$141	$48
Cost of Sales	(2,744)	(2,519)	(8.9)%	(4.9)%	(225)	(101)	—	(123)	(1)
Marketing, Administration and Research Costs	(1,868)	(1,639)	(14.0)%	(11.0)%	(229)	(49)	—	—	(180)
Amortization of Intangibles	(21)	(22)	4.5%	4.5%	1	—	—	—	1
Operating Income	$3,093	$2,737	13.0%	9.8%	$356	$87	$383	$18	$(132)
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs; asset impairment and exit costs; and amortization of intangibles. “Cost/Other” also includes the currency-neutral net revenue variance, unrelated to volume/mix and price components, attributable to fees for certain distribution rights billed to customers in certain markets in the ME&A Region.  This immaterial presentational change, made in conjunction with the new revenue recognition standard, is prospective only.

For the three months ended June 30, 2018, net revenues, excluding favorable currency, increased by 8.3%, primarily reflecting a favorable pricing variance, driven by EU, EE, S&SA and LA&C, as well as favorable volume/mix, primarily in EA&A, despite the unfavorable impact of notably lower volume in the GCC and lower mix in Indonesia and Russia.

The favorable currency in net revenues was due primarily to the Euro and the Japanese yen, partially offset by the Argentine peso, Indonesian rupiah and Turkish lira.

Net revenues include $1,020 million in 2018 and $615 million in 2017 related to the sale of RRPs.

Operating income, excluding favorable currency, increased by 9.8%, reflecting: a favorable pricing variance and favorable volume/mix, partly offset by higher marketing, administration and research costs, primarily due to increased investment behind reduced-risk products, predominantly in the EU and EA&A.

Interest expense, net, of $168 million decreased by $45 million (21.1%), due primarily to our ongoing efforts to optimize our capital structure following the passage of the Tax Cuts and Jobs Act. This included the decision to use existing cash to repay the principal for our recently matured May 2018 ten-year U.S. bond, which had a coupon of 5.65%.

Our effective tax rate decreased by 5.4 percentage points to 22.1%. We are continuing to evaluate the impact that the Tax Cuts and Jobs Act will have on our tax liability. Based upon our current interpretation of the Tax Cuts and Jobs Act, we estimate that our 2018 effective tax rate will be approximately 24%, subject to future regulatory developments and earnings mix by taxing jurisdiction. Our effective tax rate in the quarter reflected the impact of a revised full-year effective tax rate estimate of approximately 24%. The reduction compared to our prior full-year estimate of approximately 26% was mainly attributed to further analysis, interpretation and clarification of the scope and impact of the 2017 Tax Cuts and Jobs Act in the U.S. For further details, see Note 9. Income Taxes.

Net earnings attributable to PMI of $2.2 billion increased by $417 million (23.4%). This increase was due primarily to higher operating income as discussed above, lower interest expense, net and a lower effective tax rate. Diluted and basic EPS of $1.41 increased by 23.7%. Excluding a favorable currency impact of $0.04, diluted EPS increased by 20.2%.

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

We continue to engage in a dialogue with regulators with respect to those measures that we do not believe would protect public health and, if implemented, could disrupt competition, severely limit our ability to market and sell our products (including our RRPs) to adult smokers, or increase illicit trade. We advocate for measures that would accelerate switching to better alternatives to continued smoking and embrace a regulatory framework that recognizes a risk continuum of tobacco and other nicotine-containing products.

Certain measures are discussed in more detail below and in the “Reduced-Risk Products (RRPs)” section.

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

Plain Packaging and Other Packaging Restrictions: Plain packaging legislation bans the use of branding, logos and colors on packaging other than the brand name and variant that may be printed only in specified locations and in a uniform font. To date, Australia, France, Georgia, Hungary, Ireland, New Zealand, Norway, Slovenia and the U.K. have adopted plain packaging laws, which are in various degrees of implementation. In New Zealand, pursuant to an announcement of the Ministry of Health, plain packaging will also apply to heated tobacco products.  At the same time, the government is considering how to best apply risk-proportionate regulations across all tobacco products, including smoked tobacco, heated tobacco products and vaping products.

Several countries have initiated World Trade Organization (“WTO”) dispute settlement proceedings against Australia related to Australia's plain packaging legislation. On June 28, 2018, the WTO dispute settlement panel found that Australia's plain packaging regulations are compliant with WTO rules.

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

Restrictions and Bans on the Use of Ingredients: The WHO and others in the public health community have recommended restrictions or total bans on the use of some or all ingredients in tobacco products, including menthol. Broad restrictions and ingredient bans would require us to reformulate our American blend tobacco products and could reduce our ability to differentiate these products in the market in the long term. Menthol bans would eliminate the entire category of mentholated tobacco products. The European Union has banned flavored tobacco products, subject to an exemption until May 2020 for menthol. Other countries may follow the EU’s approach. For instance, Turkey has banned menthol as of May 2020. Broader ingredient bans have been adopted by Canada and Brazil. Canada banned menthol in cigarettes as of October 2017 and in all tobacco products as of November 2018. The Brazil ingredients ban, which would prohibit the use of virtually all ingredients with flavoring or aromatic properties, is not in force due to legal challenges by tobacco industry unions, of which our Brazilian subsidiary is a member. It is not possible to predict the outcome of these legal proceedings.

Bans on Display of Tobacco Products at Retail: In a number of our markets, including, but not limited to, Australia, Canada, Norway, Russia, and Singapore, governments have banned the display of tobacco products at the point of sale. Other countries are considering similar bans.

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

A number of jurisdictions are considering actions to prevent illicit trade. In November 2012, the FCTC adopted the Protocol to Eliminate Illicit Trade in Tobacco Products (the “Protocol”), which includes supply chain control measures, such as licensing of manufacturers and distributors, enforcement in free trade zones, controls on duty free and Internet sales and the implementation of tracking and tracing technologies. To date, 54 Parties have signed the Protocol, and 46 Parties, including the European Union, have ratified it. The Protocol will come into force on September 25, 2018, after which date countries must implement its measures via national legislation. We expect, and welcome, that other Parties will ratify the Protocol.

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

In May 2016, PMI launched PMI IMPACT, a global initiative that supports third-party projects dedicated to fighting illegal trade and related crimes such as corruption, organized criminal networks and money laundering. The centerpiece of PMI IMPACT is a council of external independent experts in the fields of law, anti-corruption and law enforcement. The experts are responsible for evaluating and approving funding proposals for PMI IMPACT grants. PMI has pledged $100 million to fund projects within PMI IMPACT over three funding rounds. Substantially all grants under the first funding round were awarded in 2017. The second funding round began in September 2017 and is ongoing.

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

Four RRP platforms are in various stages of development and commercialization readiness:

        Platform 1 uses a precisely controlled heating device that we are commercializing under the IQOS brand name, into which a specially designed and proprietary tobacco unit is inserted and heated to generate an aerosol. We have conducted a series of clinical studies for this platform, the results of which were included in our submission to the U.S. Food and Drug Administration (“FDA”) described below. The results of the first six-month term of the 6+6 month exposure response study were received at the end of 2017, and the related report was completed and submitted to the FDA in the second quarter of 2018. The study showed that all eight of the co-primary clinical risk endpoints moved in the same direction in the group that switched to IQOS as observed for smoking cessation, with statistically significant changes in five of the eight endpoints compared with on-going smoking. The results of the second six-month term of the 6+6 month exposure response study were received for analysis in the second quarter of 2018; the related report is under preparation and is expected to be finalized later in 2018.

    Platform 2 uses a pressed carbon heat source which, when ignited, generates a nicotine-containing aerosol by heating tobacco. The results of our pharmacokinetic study (that measured the nicotine pharmacokinetic profile as well as subjective effects) and of our five-day reduced exposure study indicate that this platform could be an acceptable substitute for adult smokers who seek an alternative to cigarettes. The reduced exposure study results showed a substantial reduction in relevant biomarkers of exposure to the measured HPHCs in those who switched to Platform 2 compared to those who continued to smoke cigarettes over a five-day period. The sustainability of this reduction as well as changes in clinical risk markers were assessed in a 3-month reduced exposure study. The results of this study were received at the end of 2017, and the related report was finalized in the second quarter of 2018. In accordance with standard scientific practices, we intend to share the conclusions in scientific forums and to submit them for inclusion in peer-reviewed publications.

    Platform 3 provides an aerosol of nicotine salt formed by the chemical reaction of nicotine with a weak organic acid. We have explored two routes for this platform, one with electronics and one without, and conducted nicotine pharmacokinetic studies with both versions. We expect to receive the results related to the version without electronics for analysis later in 2018.

    Platform 4 covers e-vapor products, which are battery-powered devices that produce an aerosol by vaporizing a nicotine-containing liquid solution. Our e-vapor products comprise devices using current generation technology and our new e-vapor mesh technology that addresses certain challenges presented by some e-vapor products currently on the market. Our MESH products are designed to ensure the consistency and quality of the generated aerosol. We conducted a nicotine pharmacokinetic study in 2017. The results of this study were received in the second quarter of 2018 for analysis, and we expect the related report to be finalized later in 2018. We will also initiate a clinical reduced exposure study to measure selected biomarkers of exposure to HPHCs and assess changes in clinical risk markers. Results of this study are expected in late 2019.

Commercialization of RRPs: We are building a new product category and tailor our commercialization strategy to the characteristics of each specific market. We focus our commercialization efforts on retail experience, guided consumer trials and customer care, as well as digital communication programs.  In order to accelerate switching to IQOS, our initial market introductions typically entail one-on-one consumer engagement and introductory device discounts.  These initial commercialization efforts require substantial investment, which we believe will moderate over time.

In 2014, we introduced the IQOS system in pilot city launches in Nagoya, Japan, and in Milan, Italy. Since then, we have continuously expanded our commercialization activities, and IQOS is currently available for sale in 42 markets in key cities or nationwide.

In Japan, we have recently observed a slower-than-initially-projected growth in the first half of the year, as we are now reaching different socio-economic strata with more conservative consumers who show a slower pace of adoption than early adopters.
We are implementing a number of initiatives intended to specifically address the needs of these adult smokers. We expect a limited favorable impact of these initiatives in 2018, with the full favorable effect coming in 2019.

We estimate that while some IQOS users are experimenting with competitive products, only a very small percentage of converted IQOS users in Japan switch to those products. We have also observed in Japan that while competitive products have the greatest impact following the initial launch, such impact dissipates over time as adult consumers recognize the benefits of IQOS.

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

In 2017, we secured a second supplier of IQOS devices. We are no longer experiencing supply constraints on IQOS devices and, based on demand forecasts, we expect to be able to fully supply our current and planned launch markets.

An adequate supply chain for our RRP portfolio, including the supply of electronic devices, is important to our business. We work with two electronics manufacturing service providers for the supply of our IQOS devices and a small number of other providers for other products in our RRP portfolio and related accessories. Although we work closely with these service providers on monitoring their production capability and financial health, the commercialization of our RRPs could be adversely affected if they are unable to meet their commitments. The production of our RRP portfolio requires various metals, and we believe that there is an adequate supply of such metals in the world markets to satisfy our current and anticipated production requirements. However, some components and materials necessary for the production of our RRPs, including those for the electronic devices, are obtained from single or limited sources, and can be subject to industry-wide shortages and price fluctuations. Our inability to secure an adequate supply of such components and materials could negatively impact the commercialization of our RRPs.

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

Our commercialization efforts for the other RRP platforms are as follows:

•
We currently market our e-vapor products in several markets, including Ireland, Israel, Spain and the U.K. A city test of MESH, one of our Platform 4 products, is ongoing in Birmingham, U.K., and we expect to initiate a pilot launch of a next-generation version of this product later in 2018.

•	In December 2017, we initiated a small-scale city test of TEEPS, our Platform 2 product, in Santo Domingo, the Dominican Republic.

•	In 2018, we plan to conduct a consumer test of our Platform 3 product.

RRP Regulation and Taxation: RRPs contain nicotine and are not risk-free. We therefore support science-based regulation and taxation of RRPs. Regulation and taxation should differentiate between cigarettes and products that present, are likely to present, or have the potential to present less risk of harm to adult smokers who switch to these products versus continued smoking and recognize a continuum of risk for tobacco and other nicotine-containing products. Regulation should provide minimum standards for RRPs and specific rules for product assessment methodologies, ingredients, labelling and consumer communication, and should ensure that the public is informed about the health risks of all combustible and non-combustible tobacco and nicotine-containing products. Tobacco regulation, as well as tobacco industry activities, should reflect the fact that youth should not consume nicotine in any form.

Some governments have banned or are seeking to ban or severely restrict emerging tobacco and nicotine-containing products such as our RRPs and communication of truthful and non-misleading information about such products. These regulations might foreclose or unreasonably restrict adult consumer access even to products that might be shown to be a better consumer choice than continuing to smoke. We oppose such blanket bans and unreasonable restrictions of products that have the potential to present less risk of harm compared to continued smoking. By contrast, we support regulation that sets clear standards and propels innovation to benefit adult smokers who would otherwise continue to smoke.

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

Separately, in July 2017, the FDA issued a policy announcement aiming to explore the potential of nicotine reduction in cigarettes in conjunction with the availability of less harmful products that deliver nicotine for adults who choose to use such products. In July 2018, as part of a public consultation procedure, we submitted our views on this topic to the FDA.

Future FDA actions may influence the regulatory approach of other governments.

In the EU, all EU Member States and Norway have transposed the EU Tobacco Products Directive, including the provisions on novel tobacco products, such as heated tobacco units, and e-cigarettes. Most of the EU Member States require a notification submitted six months before the intended placing on the market of a novel tobacco product, while some require pre-market authorizations for the introduction of such products. To date, we have filed a comprehensive dossier summarizing our scientific assessment of IQOS in 22 Member States. In addition, in Italy, in April 2018, we submitted under recent legislation an application for HEETS, used with the IQOS device, requesting regulatory recognition of the reduction of toxic substances and potential risk reduction resulting from switching to this product compared to continued cigarette smoking. Also, pursuant to local regulations, in May 2018, we submitted a scientific dossier to regulatory authorities in Bulgaria with the notification of our intent to communicate to adult smokers the reduction of measured HPHCs and potential risk reduction resulting from switching to IQOS compared to continued cigarette smoking.

To date, several governmental agencies published their scientific findings that pertain to our RRPs.

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

On May 5, 2018, the German Federal Institute for Risk Assessment (“BfR”) published a study on the IQOS aerosol relative to cigarette smoke using the Health Canada Intense Smoking Regimen. BfR found reductions in selected HPHCs in a range of 80-99%. This publication indicates that significant reductions in the levels of selected toxicants are likely to reduce toxicant exposure, which BfR stated might be regarded as a discrete benefit compared to combustible cigarettes.

On May 15, 2018, the Dutch National Institute for Public Health and Environment (“RIVM”) published a factsheet on novel tobacco products that heat rather than burn tobacco, focusing on IQOS. RIVM analyzed the IQOS aerosol and concluded that the use of heated tobacco units with IQOS, while still harmful to health, is probably less harmful than continued smoking.

On June 7, 2018, the Korean Food and Drug Administration (“KFDA”) issued a statement on products that heat rather than burn tobacco. The KFDA tested three heat-not-burn products, one of which was IQOS. The KFDA confirmed that the levels of the nine HPHCs tested in the aerosol of these products were on average approximately 90% lower compared to those measured in the cigarette smoke of the top five cigarette brands in South Korea. However, the KFDA stated that it could not establish that the tested heat-not-burn products are less harmful than cigarettes.

We make our scientific findings publicly available for scrutiny and peer review through several channels, including our websites. From time to time, adult consumers, competitors, members of the scientific community, and others inquire into our scientific methodologies, challenge our scientific conclusions or request further study of certain aspects of our RRPs and their health effects. We are committed to a robust and open scientific debate but believe that such debate should be based on accurate and reliable scientific information. We seek to provide accurate and reliable scientific information about our RRPs; nonetheless, we may not be able to prevent third-party dissemination of false, misleading or unsubstantiated information about these products. The dissemination of scientifically unsubstantiated information or studies with a strong confirmation bias by third parties may cause confusion among adult smokers and affect their decision to switch to better alternatives to continued smoking, such as our RRPs.

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

U.S. GAAP Treatment of Argentina as a Highly Inflationary Economy

Following the categorization of Argentina by the International Practices Task Force of the Center for Audit Quality as a country with a three-year cumulative inflation rate greater than 100%, the country is considered highly inflationary in accordance with U.S. GAAP. Consequently, we will begin to account for the operations of our Argentinian affiliates as highly inflationary, and treat the U.S. dollar as the functional currency of the affiliates, effective July 1, 2018. We estimate that this change will reduce our full-year 2018 currency-neutral net revenue growth by approximately 0.5%.

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

Operating Results – Three Months and Six Months Ended June 30, 2018

The following discussion compares operating results within each of our reportable segments for the three months and six months ended June 30, 2018, with the three months and six months ended June 30, 2017.

Unless otherwise stated, references to total industry, total market, our shipment volume and our market share performance reflect cigarettes and heated tobacco units.

European Union:

Financial Summary - Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2018	2017	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$2,503	$2,110	18.6%	5.5%	$393	$278	$71	$44	$—
Operating Income	$1,177	$944	24.7%	6.8%	$233	$169	$71	$19	$(26)
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs; asset impairment and exit costs; and amortization of intangibles.

For the three months ended June 30, 2018, net revenues, excluding favorable currency, increased by 5.5%, reflecting: a favorable pricing variance, driven principally by Germany, Italy and Poland, partly offset by France; and favorable volume/mix, mainly driven by favorable volume in Bulgaria, the Czech Republic, Germany and Poland, partly offset by France.

The net revenues of the European Union segment include $182 million in 2018 and $50 million in 2017 related to the sale of RRPs.

Operating income, excluding favorable currency, increased by 6.8%, mainly reflecting: a favorable pricing variance; and favorable volume/mix, driven principally by Bulgaria, the Czech Republic and Romania, partly offset by France and Italy; partially offset by higher manufacturing costs and higher marketing, administration and research costs, primarily reflecting increased investment behind reduced-risk products.

Financial Summary - Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2018	2017	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$4,491	$3,850	16.6%	3.1%	$641	$523	$117	$1	$—
Operating Income	$1,917	$1,692	13.3%	(3.2)%	$225	$279	$117	$(48)	$(123)
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing,

administration and research costs; asset impairment and exit costs; and amortization of intangibles.

For the six months ended June 30, 2018, net revenues, excluding favorable currency, increased by 3.1%, reflecting a favorable pricing variance, driven principally by Germany and Poland, partly offset by France.

The net revenues of the European Union segment include $334 million in 2018 and $81 million in 2017 related to the sale of RRPs.

Operating income, excluding favorable currency, decreased by 3.2%, mainly due to: unfavorable volume/mix, notably in France, Germany and the United Kingdom; higher marketing, administration and research costs, primarily reflecting increased investment behind reduced-risk products across the Region; and higher manufacturing costs; partly offset by a favorable pricing variance.

European Union - Total Market, PMI Shipment Volume and Market Share Commentaries

Total market, PMI shipment volume and market share performance are shown in the tables below:

European Union Key Data	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2018	2017	% / pp	2018	2017	% / pp
Total Market (billion units)	125.9	128.5	(2.0)%	233.6	240.8	(3.0)%

PMI Shipment Volume (million units)
Cigarettes	47,984	49,758	(3.6)%	87,655	92,298	(5.0)%
Heated Tobacco Units	1,195	392	+100.0%	2,123	576	+100.0%
Total European Union	49,179	50,150	(1.9)%	89,778	92,874	(3.3)%

PMI Market Share
Marlboro	18.5%	18.7%	(0.2)	18.5%	18.7%	(0.2)
L&M	7.0%	7.0%	—	6.9%	7.0%	(0.1)
Chesterfield	5.9%	5.9%	—	5.9%	6.0%	(0.1)
Philip Morris	2.9%	3.1%	(0.2)	3.0%	3.1%	(0.1)
HEETS	1.0%	0.2%	0.8	0.9%	0.2%	0.7
Others	3.2%	3.1%	0.1	3.2%	3.2%	—
Total European Union	38.5%	38.0%	0.5	38.4%	38.2%	0.2

In the second quarter, the estimated total market in the EU decreased by 2.0% to 125.9 billion units, mainly due to:

•	France, down by 12.4%, primarily reflecting the impact of significant excise-tax driven price increases in November 2017 and March 2018, and an increase in the prevalence of illicit trade; and

•	Italy, down by 2.9%, primarily reflecting the impact of retail price increases in March 2018;
partly offset by

•	Poland, up by 4.7%, primarily reflecting a reduction in the prevalence of illicit trade.

In the second quarter, our total shipment volume decreased by 1.9% to 49.2 billion units, or by 0.8% excluding the net impact of unfavorable estimated distributor inventory movements, notably due to:

•
France, down by 5.0%, primarily due to a lower total market, partly offset by higher market share primarily driven by Marlboro, benefiting from its round price of €8.00/pack as of March 2018, and Philip Morris;

•
Italy, down by 9.2%, or by 3.9% excluding unfavorable distributor inventory movements reflecting the normalization of distributor inventory levels, partly offset by higher heated tobacco unit shipment volume; and

•	Spain, down by 4.8%, primarily due to the lower total market and unfavorable distributor inventory movements;
partly offset by

•	Germany, up by 2.2%, primarily driven by higher market share, notably of Marlboro, and higher heated tobacco unit shipment volume; and

•	Poland, up by 2.7%, primarily reflecting the higher total market.

In the second quarter, our total market share increased by 0.5 points to 38.5%, with gains notably in Austria, Belgium, Bulgaria, France, Germany, Greece, Hungary, the Netherlands, Portugal, Romania and the United Kingdom, partly offset by declines, notably in the Czech Republic, Italy, Poland, Spain and Switzerland.

For the six months year-to-date, the estimated total market in the EU decreased by 3.0% to 233.6 billion units, or by 2.5% excluding the net impact of unfavorable estimated trade inventory movements, notably due to:

•	France, down by 10.9%, reflecting the same factors as in the quarter;

•	Germany, down by 4.3%, primarily reflecting the impact of price increases in 2017 and in March 2018;

•	Italy, down by 1.9%, reflecting the same factor as in the quarter; and

•	the United Kingdom, down by 7.0%, primarily reflecting the impact of price increases.

For the six months year-to-date, our total shipment volume decreased by 3.3% to 89.8 billion units, or by 2.6% excluding the net impact of unfavorable estimated distributor inventory movements, notably due to:

•	France, down by 6.8%, primarily due to the same factors as in the quarter;

•	Germany, down by 4.8%, primarily due to the lower total market; and

•
Italy, down by 4.3%, or by 2.2% excluding unfavorable distributor inventory movements associated with the timing of price increases in March 2018, partly offset by higher heated tobacco unit shipment volume.

For the six months year-to-date, our total market share increased by 0.2 points to 38.4%, with gains notably in Belgium, Bulgaria, France, Greece, Hungary, Portugal and Romania, partly offset by declines, notably in Austria, the Czech Republic, Germany, Italy, Poland, Switzerland and the United Kingdom.

Eastern Europe:

Financial Summary - Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2018	2017	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$760	$697	9.0%	10.3%	$63	$(9)	$92	$(20)	$—
Operating Income	$261	$224	16.5%	25.9%	$37	$(21)	$92	$(41)	$7
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs; asset impairment and exit costs; and amortization of intangibles.

For the three months ended June 30, 2018, net revenues, excluding unfavorable currency, increased by 10.3%, reflecting a favorable pricing variance, driven by Russia and Ukraine, partly offset by unfavorable volume/mix, primarily due to lower mix in Russia.

The net revenues of the Eastern Europe segment include $65 million in 2018 and $6 million in 2017 related to the sale of RRPs.

Operating income, excluding unfavorable currency, increased by 25.9%, mainly reflecting: a favorable pricing variance, as well as lower manufacturing costs, primarily in Russia; partly offset by unfavorable volume/mix, predominantly in Russia.

Financial Summary - Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2018	2017	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$1,327	$1,213	9.4%	7.7%	$114	$20	$152	$(58)	$—
Operating Income	$412	$383	7.6%	11.0%	$29	$(13)	$152	$(88)	$(22)
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs; asset impairment and exit costs; and amortization of intangibles.

For the six months ended June 30, 2018, net revenues, excluding favorable currency, increased by 7.7%, reflecting a favorable pricing variance, driven by Russia and Ukraine, largely driven by annualization of prior-year pricing and first-quarter 2018 price increases, partly offset by unfavorable volume/mix, primarily due to Russia.

The net revenues of the Eastern Europe segment include $105 million in 2018 and $9 million in 2017 related to the sale of RRPs.

Operating income, excluding unfavorable currency, increased by 11.0%, mainly reflecting: a favorable pricing variance; partly offset by unfavorable volume/mix, predominantly due to Russia, and higher marketing, administration and research costs notably reflecting increased investments behind reduced-risk products in Russia.

Eastern Europe - Total Market, PMI Shipment Volume and Market Share Commentaries

In the second quarter, the estimated total market in Eastern Europe decreased, notably due to:

•	Russia, down by 7.7%, primarily reflecting an increase in the prevalence of illicit trade, as well as the timing and impact of retail price increases; and

•	Ukraine, down by 8.6%, primarily reflecting the timing and impact of excise-tax driven retail price increases and an increase in the prevalence of illicit trade.

For the six months year-to-date, the estimated total market in Eastern Europe decreased, notably due to:

•	Russia, down by 8.9%, mainly reflecting the same factors as in the quarter; and

•	Ukraine, down by 9.9%, mainly reflecting the same factors as in the quarter.

PMI Shipment Volume (million units)	Second-Quarter			Six Months Year-to-Date
	2018	2017	Change	2018	2017	Change
Cigarettes	28,454	32,081	(11.3)%	50,493	56,677	(10.9)%
Heated Tobacco Units	951	117	+100.0%	1,515	171	+100.0%
Total Eastern Europe	29,405	32,198	(8.7)%	52,008	56,848	(8.5)%

In the second quarter, our total shipment volume decreased by 8.7% to 29.4 billion units, notably in:

•
Russia, down by 10.4%, mainly due to the lower total market; lower market share, largely due to Bond Street, reflecting the impact of down-trading to competitive products in the low price segment, partly offset by Philip Morris; partially offset by higher heated tobacco unit shipment volume; and

•	Ukraine, down by 11.8%, mainly due to the lower total market.

For the six months year-to-date, our total shipment volume decreased by 8.5% to 52.0 billion units, notably in:

•
Russia, down by 11.9%, mainly due to the lower total market; lower market share, largely due to Bond Street, reflecting the impact of down-trading to competitive products in the low price segment, partly offset by Philip Morris; partially offset by higher heated tobacco unit shipment volume; and

•	Ukraine, down by 10.8%, mainly due to the lower total market.

Middle East & Africa:

Financial Summary - Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2018	2017	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$1,022	$978	4.5%	4.5%	$44	$—	$(27)	$23	$48
Operating Income	$403	$477	(15.5)%	(12.6)%	$(74)	$(14)	$(27)	$—	$(33)
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs; asset impairment and exit costs; and amortization of intangibles. “Cost/Other” also includes the currency-neutral net revenue variance, unrelated to volume/mix and price components, attributable to fees for certain distribution rights billed to customers in certain markets in the ME&A Region.  This immaterial presentational change, made in conjunction with the new revenue recognition standard, is prospective only.

For the three months ended June 30, 2018, net revenues, excluding currency, increased by 4.5%, reflecting: favorable volume/mix, principally driven by higher volume in Egypt, PMI Duty Free and Turkey, partly offset by Saudi Arabia and the UAE; and a favorable "cost/other" variance, as described above; partly offset by an unfavorable pricing variance, mainly due to Saudi Arabia, partly offset by Egypt.

The net revenues of the Middle East & Africa segment include $112 million in 2018 and $10 million in 2017 related to the sale of RRPs.

Operating income, excluding unfavorable currency, decreased by 12.6%, mainly reflecting an unfavorable pricing variance; higher manufacturing costs, principally in Egypt and Turkey; and higher marketing, administration and research costs, mainly reflecting increased investments behind reduced-risk products in PMI Duty Free.

Financial Summary - Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2018	2017	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$1,983	$1,939	2.3%	1.5%	$44	$14	$(51)	$(10)	$91
Operating Income	$777	$968	(19.7)%	(15.0)%	$(191)	$(46)	$(51)	$(50)	$(44)
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs; asset impairment and exit costs; and amortization of intangibles. “Cost/Other” also includes the currency-neutral net revenue variance, unrelated to volume/mix and price components, attributable to fees for certain distribution rights billed to customers in certain markets in the ME&A Region.  This immaterial presentational change, made in conjunction with the new revenue recognition standard, is prospective only.

For the six months ended June 30, 2018, net revenues, excluding favorable currency, increased by 1.5%, reflecting: a favorable "cost/other" variance, as described above; partly offset by an unfavorable pricing variance, driven mainly by Saudi Arabia and Turkey, partly offset by Egypt, as well as unfavorable volume/mix, primarily due to lower volume in Saudi Arabia and the UAE, partly offset by higher volume in PMI Duty Free and Turkey.

The net revenues of the Middle East & Africa segment include $189 million in 2018 and $14 million in 2017 related to the sale of RRPs.

Operating income, excluding unfavorable currency, decreased by 15.0%, mainly reflecting: an unfavorable pricing variance, unfavorable volume/mix, principally due to Saudi Arabia and the UAE, partly offset by PMI Duty Free and Turkey, as well as higher manufacturing costs, principally in Egypt, and higher marketing, administration and research costs, mainly reflecting increased investments behind reduced-risk products in PMI Duty Free.

Middle East & Africa - Total Market, PMI Shipment Volume and Market Share Commentaries

In the second quarter, the estimated total market in the Middle East & Africa increased, notably driven by:

•	North Africa, up by 7.5%, driven by Algeria and Egypt; and

•	Turkey, up by 11.0%, primarily reflecting a reduction in the prevalence of illicit trade;
partly offset by

•
Saudi Arabia and the UAE, down by 23.8%, and 28.3%, respectively, reflecting the impact of retail price increases in 2017 and the quarter following the introduction of the new excise tax in June and October 2017, respectively, and VAT in January 2018.

For the six months year-to-date, the estimated total market in the Middle East & Africa decreased, notably due to:

•	Algeria, down by 8.9%, or up by 1.8% excluding the unfavorable impact of trade inventory movements associated with the first quarter of 2018; and

•	Saudi Arabia and the UAE, down by 33.2% and 30.1%, respectively, primarily reflecting the same factors as in the quarter;
partly offset by

•	Turkey, up by 14.0%, primarily reflecting the same factor as in the quarter.

PMI Shipment Volume (million units)	Second-Quarter			Six Months Year-to-Date
	2018	2017	Change	2018	2017	Change
Cigarettes	34,177	32,333	5.7%	63,425	64,311	(1.4)%
Heated Tobacco Units	971	112	+100.0%	1,680	163	+100.0%
Total Middle East & Africa	35,148	32,445	8.3%	65,105	64,474	1.0%

In the second quarter, our total shipment volume increased by 8.3% to 35.1 billion units, notably in:

•	Egypt, up by 17.7%, or by 13.9% excluding estimated trade inventory movements, reflecting a higher total market and higher market share;

•	Turkey, up by 11.3%, reflecting a higher total market; and

•	PMI Duty Free, reflecting higher heated tobacco unit shipment volume;
partly offset by

•	Saudi Arabia, down by 42.0%, reflecting the lower total market and market share due to the impact of excise and VAT-driven price increases; and

•	the UAE, down by 69.6%, reflecting the impact of excise and VAT-driven price increases.

For the six months year-to-date, our total shipment volume increased by 1.0% to 65.1 billion units, notably in:

•	Egypt, up by 5.3%, reflecting the same factor as in the quarter;

•	Turkey, up by 13.8%, reflecting a higher total market; and

•	PMI Duty Free, mainly reflecting higher heated tobacco shipment volume;

partly offset by

•	Saudi Arabia, down by 61.1%, reflecting the same factors as in the quarter; and

•	the UAE, down by 67.2%, reflecting the same factors as in the quarter.

South & Southeast Asia:

Financial Summary - Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2018	2017	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$1,156	$1,046	10.5%	14.4%	$110	$(41)	$149	$2	$—
Operating Income	$440	$319	37.9%	43.9%	$121	$(19)	$149	$(18)	$9
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs; asset impairment and exit costs; and amortization of intangibles.

For the three months ended June 30, 2018, net revenues, excluding unfavorable currency, increased by 14.4%, reflecting: a favorable pricing variance, driven principally by Indonesia and the Philippines, partly offset by Thailand. Unfavorable mix in Indonesia was offset by favorable volume in Pakistan, the Philippines and Thailand.

Operating income, excluding unfavorable currency, increased by 43.9%, mainly reflecting: a favorable pricing variance; a favorable manufacturing cost comparison, driven by the Philippines; partly offset by unfavorable volume/mix, mainly due to Indonesia, partly offset by Pakistan, the Philippines and Thailand.

Financial Summary - Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2018	2017	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$2,237	$2,077	7.7%	10.1%	$160	$(49)	$251	$(42)	$—
Operating Income	$869	$689	26.1%	30.6%	$180	$(31)	$251	$(72)	$32
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs; asset impairment and exit costs; and amortization of intangibles.

For the six months ended June 30, 2018, net revenues, excluding unfavorable currency, increased by 10.1%, reflecting: a favorable pricing variance, driven principally by Indonesia and the Philippines, partly offset by Thailand; partly offset by unfavorable volume/mix, mainly due to unfavorable mix in Indonesia, partly offset by favorable volume in Pakistan and Thailand.

Operating income, excluding unfavorable currency, increased by 30.6%, mainly driven by a favorable pricing variance, as well as a favorable manufacturing cost comparison, driven by Indonesia and the Philippines. The favorable pricing variance and cost comparison were partly offset by unfavorable volume/mix, mainly due to Indonesia, partly offset by Pakistan and Thailand.

South & Southeast Asia - Total Market, PMI Shipment Volume and Market Share Commentaries

In the second quarter, the estimated total market in South & Southeast Asia increased, notably driven by:

•
Pakistan, up by 39.5% or approximately 4.2 billion units, notably reflecting an increase in the duty-paid market driven by a reduction in the prevalence of illicit trade resulting from excise tax reform in May 2017. Excluding the net impact of favorable estimated trade inventory movements, the total market was up by 29.1%;

partly offset by

•	Indonesia, down by 0.6%, reflecting soft consumer spending and above inflation excise tax-driven retail price increases;

•
the Philippines, down by 0.7%, reflecting the impact of excise tax-driven retail price increases in 2017 and an approximately 29% excise-tax driven increase to the industry weighted average retail pack price on a year-to-date basis; and

•	Thailand, down by 8.5%, primarily reflecting the impact of excise tax-driven price increases.

For the six months year-to-date, the estimated total market in South & Southeast Asia increased, notably driven by:

•
Pakistan, up by 75.4% or approximately 12.6 billion units, notably reflecting an increase in the duty-paid market driven by a reduction in the prevalence of illicit trade resulting from excise tax reform in May 2017. Excluding the net impact of favorable estimated trade inventory movements, the total market was up by 30.5%;

partly offset by

•	Indonesia, down by 1.5%, primarily reflecting the same factors as in the quarter;

•	the Philippines, down by 3.9%, primarily reflecting the same factors as in the quarter; and

•	Thailand, down by 9.7%, primarily reflecting the same factors as in the quarter.

PMI Shipment Volume (million units)	Second-Quarter			Six Months Year-to-Date
	2018	2017	Change	2018	2017	Change
Cigarettes	44,788	42,025	6.6%	85,006	79,924	6.4%
Heated Tobacco Units	—	—	—%	—	—	—%
Total South & Southeast Asia	44,788	42,025	6.6%	85,006	79,924	6.4%

In the second quarter, our total shipment volume increased by 6.6% to 44.8 billion units, mainly driven by:

•	Indonesia, up by 0.7%, mainly driven by higher market share, driven by Marlboro Filter Black 20s and Dji Sam Soe Magnum Mild 16s, partly offset by a lower total market;

•	Pakistan, up by 57.8%, notably reflecting the higher total market, primarily driven by the reduction in the prevalence of illicit trade;

•	the Philippines, up by 3.9%, mainly reflecting higher market share driven by Marlboro; and Fortune, reflecting a narrower retail price gap to competitors' products; and

•	Thailand, up by 65.0%, mainly reflecting higher market share driven by the price repositioning of the L&M 7.1 variant.

For the six months year-to-date, our total shipment volume increased by 6.4% to 85.0 billion units, mainly driven by:

•	Pakistan, up by over 100%, notably reflecting the same dynamics as in the quarter;

•	the Philippines, up by 1.5%, mainly reflecting the same factors as in the quarter; and

•	Thailand, up by 54.8%, mainly reflecting the same factors as in the quarter;
partly offset by

•	Indonesia, down by 0.5%, mainly due to the lower total market, partially offset by higher market share, driven by Marlboro Filter Black 20s and Dji Sam Soe Magnum Mild 16s.

East Asia & Australia:

Financial Summary - Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2018	2017	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$ 1,478	$ 1,338	10.5%	7.1%	$140	$45	$(36)	$131	$—
Operating Income	$ 498	$ 510	(2.4)%	(1.4)%	$(12)	$(5)	$(36)	$99	$(70)
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing,

administration and research costs; asset impairment and exit costs; and amortization of intangibles.

For the three months ended June 30, 2018, net revenues, excluding favorable currency, increased by 7.1%, reflecting: a favorable volume/mix, driven by heated tobacco unit volume in Japan and Korea, partly offset by unfavorable volume in Australia. The favorable volume/mix was partly offset by an unfavorable pricing variance, mainly due to Korea, reflecting the impact of the excise tax increase on the heated tobacco category in December 2017, partly offset by Australia. The pricing variance was also unfavorably impacted by the retail price adjustment of June 1, 2018, in Japan of IQOS device inventories in the distribution and retail trade channels.

The net revenues of the East Asia & Australia segment include $656 million in 2018 and $549 million in 2017 related to the sale of RRPs.

Operating income, excluding unfavorable currency, decreased by 1.4%, mainly reflecting: an unfavorable pricing variance; higher marketing, administration and research costs, principally related to increased investment behind reduced-risk products in Japan and Korea; partly offset by favorable volume/mix and lower manufacturing costs, primarily related to Japan.

Financial Summary - Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2018	2017	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$3,069	$2,548	20.4%	16.8%	$521	$93	$(21)	$449	$—
Operating Income	$1,013	$982	3.2%	2.0%	$31	$11	$(21)	$145	$(104)
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs; asset impairment and exit costs; and amortization of intangibles.

For the six months ended June 30, 2018, net revenues, excluding favorable currency, increased by 16.8%, reflecting a favorable volume/mix, driven by heated tobacco unit volume and IQOS device sales in Japan and Korea. The favorable volume/mix was partly offset by unfavorable volume in Australia and an unfavorable pricing variance, mainly due to Korea, reflecting the same dynamic as in the quarter, partly offset by Australia. The pricing variance was also unfavorably impacted by the retail price adjustment of June 1, 2018, in Japan of IQOS device inventories in the distribution and retail trade channels.

The net revenues of the East Asia & Australia segment include $1,510 million in 2018 and $945 million in 2017 related to the sale of RRPs.

Operating income, excluding favorable currency, increased by 2.0%, mainly reflecting: favorable volume/mix, mainly in Japan and Korea, partly offset by Australia, and lower manufacturing costs, primarily related to Japan. The favorable volume/mix was partly offset by an unfavorable pricing variance and higher marketing, administration and research costs, principally related to increased investment behind reduced-risk products in Japan and Korea.

East Asia & Australia - Total Market, PMI Shipment Volume and Market Share Commentaries

In the second quarter, the estimated total market in East Asia & Australia decreased, notably due to:

•	Australia, down by 11.7%, primarily reflecting the impact of excise tax-driven retail price increases in 2017 and in the first quarter of 2018;

•	Japan, down by 1.9%, primarily reflecting the decline of the total cigarette market; and

•	Taiwan, down by 57.7%, primarily reflecting the impact of excise tax-driven retail price increases in June 2017.

For the six months year-to-date, the estimated total market in East Asia & Australia decreased, notably due to:

•	Australia, down by 10.1%, primarily reflecting the same factors as in the quarter;

•	Japan, down by 2.1%, primarily reflecting the same factors as in the quarter; and

•	Taiwan, down by 45.9% primarily reflecting the same factors as in the quarter.

PMI Shipment Volume (million units)	Second-Quarter			Six Months Year-to-Date
	2018	2017	Change	2018	2017	Change
Cigarettes	15,114	15,790	(4.3)%	29,205	33,033	(11.6)%
Heated Tobacco Units	7,838	5,726	36.9%	15,180	9,871	53.8%
Total East Asia & Australia	22,952	21,516	6.7%	44,385	42,904	3.5%

In the second quarter, our total shipment volume increased by 6.7% to 23.0 billion units, or by 4.3% excluding the net favorable impact of an estimated 0.5 billion units of distributor inventory movements primarily in Japan. The increase was mainly driven by higher heated tobacco unit shipment volume in Japan and Korea, reflecting higher market share, partly offset by lower cigarette shipment volume, mainly in Korea, down by 14.8%, primarily reflecting the lower total cigarette market and out-switching to heated tobacco units, and Taiwan, down by 40.1%, primarily reflecting the lower total market, partly offset by higher share.

The net favorable distributor inventory movements in Japan of an estimated 0.5 billion units reflected:

•
Net favorable cigarette inventory movements of approximately 2.0 billion, reflecting a cigarette inventory reduction in the second quarter of 2017 of approximately 1.3 billion units, driven by out-switching to HeatSticks, and favorable cigarette inventory movements in the second quarter of 2018 of approximately 0.7 billion units, reflecting category consumption trends;

partly offset by

•
Net unfavorable heated tobacco unit inventory movements of approximately 1.5 billion units, driven by the build-up of HeatStick inventory in the second quarter of 2017 in response to increasing market demand.

Excluding the impact of estimated distributor inventory movements, our total shipment volume in Japan was up by 5.0%, reflecting an increase of heated tobacco unit shipment volume of 39.8% partly offset by a decline of cigarette shipment volume of 19.0%.

For the six months year-to-date, our total shipment volume increased by 3.5% to 44.4 billion units, or by 7.7% excluding the net unfavorable impact of an estimated 1.8 billion units of distributor inventory movements primarily in Japan. The increase was mainly driven by higher heated tobacco unit shipment volume in Japan and Korea, reflecting higher market share, partly offset by lower cigarette shipment in Japan and Korea, down by 12.2% and 10.9%, respectively, primarily reflecting the lower total cigarette market and out-switching to heated tobacco units, and Taiwan, down by 34.8%, primarily reflecting the lower total market, partly offset by higher share.

The net unfavorable distributor inventory movements in Japan of an estimated 1.9 billion units reflected:

•
Net unfavorable heated tobacco unit inventory movements of approximately 2.9 billion units, reflecting inventory build-up during the first six months of 2017 to meet increasing market demand; partly offset by

•	Net favorable cigarette inventory movements of approximately 1.0 billion units, mainly driven by inventory build-up during the first six months of 2018, reflecting category consumption trends.
Excluding the impact of estimated distributor inventory movements, our total shipment volume in Japan was up by 8.1%, reflecting an increase of heated tobacco unit shipment volume of 57.8%, partly offset by a decline of cigarette shipment volume of 17.7%.

Latin America & Canada:

Financial Summary - Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2018	2017	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$807	$748	7.9%	12.7%	$59	$(36)	$134	$(39)	$—
Operating Income	$314	$263	19.4%	28.1%	$51	$(23)	$134	$(41)	$(19)
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs; asset impairment and exit costs; and amortization of intangibles.

For the three months ended June 30, 2018, net revenues, excluding unfavorable currency, increased by 12.7%, reflecting a favorable pricing variance, notably in Argentina, Canada and Mexico, partly offset by unfavorable volume/mix, mainly due to unfavorable volume in Canada and Mexico.

The net revenues of the Latin America & Canada segment include $5 million in 2018 and $1 million in 2017 related to the sale of RRPs.

Operating income, excluding unfavorable currency, increased by 28.1%, largely reflecting a favorable pricing variance, partly offset by unfavorable volume/mix, mainly in Canada and Mexico, higher manufacturing costs, notably in Argentina and Canada, and higher marketing, administration and research costs, partly related to increased investment behind reduced-risk products in the Region.

Financial Summary - Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2018	2017	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$1,515	$1,354	11.9%	14.6%	$161	$(37)	$234	$(36)	$—
Operating Income	$531	$439	21.0%	29.4%	$92	$(37)	$234	$(41)	$(64)
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs; asset impairment and exit costs; and amortization of intangibles.

For the six months ended June 30, 2018, net revenues, excluding unfavorable currency, increased by 14.6%, reflecting a favorable pricing variance across the Region, notably in Argentina, Canada and Mexico, partly offset by unfavorable volume/mix, mainly due to unfavorable volume in Argentina and Mexico.

The net revenues of the Latin America & Canada segment include $9 million in 2018 and $1 million in 2017 related to the sale of RRPs.

Operating income, excluding unfavorable currency, increased by 29.4%, largely reflecting a favorable pricing variance, partly offset by: unfavorable volume/mix, mainly in Argentina and Mexico; higher manufacturing costs, mainly in Argentina; higher marketing, administration and research costs, partly related to increased investment behind reduced-risk products in the Region, coupled with an unfavorable comparison to 2017 related to the sale of assets, primarily in the Dominican Republic.

Latin America & Canada - Total Market, PMI Shipment Volume and Market Share Commentaries

In the second quarter, the estimated total market in Latin America & Canada decreased, notably due to:

•	Brazil, down by 8.5%, primarily reflecting the impact of retail price increases in 2017; and

•	Mexico, down by 5.6%, or up by 0.9% excluding estimated trade inventory movements related to the timing of price increases in June 2018 compared to the prior year.

For the six months year-to-date, the estimated total market in Latin America & Canada decreased, notably due to:

•	Brazil, down by 8.3%, primarily reflecting the same factor as in the quarter;

•	Colombia, down by 10.4%, primarily reflecting the impact of excise tax-driven retail price increases of approximately 25% in the first quarter of 2018; and

•	Mexico, down by 4.3%, or by 0.7% excluding the impact of estimated trade inventory movements.

PMI Shipment Volume (million units)	Second-Quarter			Six Months Year-to-Date
	2018	2017	Change	2018	2017	Change
Cigarettes	20,204	21,553	(6.3)%	39,217	40,849	(4.0)%
Heated Tobacco Units	32	3	+100.0%	55	4	+100.0%
Total Latin America & Canada	20,236	21,556	(6.1)%	39,272	40,853	(3.9)%

In the second quarter, our total shipment volume decreased by 6.1% to 20.2 billion units, notably in:

•	Argentina, down by 4.4%, reflecting the lower total market and lower market share;

•	Canada, down by 2.9%, reflecting the lower total market; and

•	Mexico, down by 11.2%, reflecting the lower total market and lower market share impacted by the trade inventory movements described above.

For the six months year-to-date, our total shipment volume decreased by 3.9% to 39.3 billion units, notably in:

•	Argentina, down by 3.0%, reflecting the same factors as in the quarter; and

•	Mexico, down by 8.2%, reflecting the same factors as in the quarter.

Financial Review
Net Cash Provided by Operating Activities

During the first six months of 2018, net cash provided by operating activities of $5.4 billion increased by $1.3 billion compared with the first six months of 2017. Excluding favorable currency movements of $0.4 billion, the change was primarily due to lower working capital requirements of $0.5 billion, primarily driven by the timing of inventory movements and related excise tax payments, the 2017 payment in the South Korean tax matter (see Note 8. Contingencies for additional information) and higher net earnings.

Net Cash Used in Investing Activities

During the first six months of 2018, net cash used in investing activities was $0.7 billion, compared with net cash used in investing activities of $1.2 billion during the first six months of 2017. This decrease in net cash used of $0.6 billion was due principally to lower cash collateral posted to secure derivatives designated as net investment hedges of Euro assets principally related to changes in exchange rates between the Euro and the U.S. dollar, partially offset by higher capital expenditures. For further details on our derivatives designated as net investment hedges, see Note 5. Financial Instruments.

Our capital expenditures were $0.8 billion and $0.6 billion during the six months ended June 30, 2018 and 2017, respectively. The 2018 expenditures were primarily related to our ongoing investments in RRPs to support capacity expansion (notably for heated tobacco units). We now anticipate total capital expenditures of approximately $1.5 billion in 2018, compared to the previously disclosed assumption of $1.7 billion, primarily reflecting lower planned spending on heated tobacco unit manufacturing equipment driven by increased production efficiency and dual-production flexibility at existing factories, coupled with an adjustment for revised production forecasts.

Net Cash Used in Financing Activities

During the first six months of 2018, net cash used in financing activities was $6.0 billion, compared with net cash used in financing activities of $1.6 billion during the first six months of 2017. The change was due primarily to the 2018 repayment of our $2.5 billion U.S. bond that matured in May 2018 compared with long-term debt proceeds, net of repayments, of $1.7 billion in the first six months of 2017, and the purchase of the remaining 49% interest in our Costa Rican affiliates. For further details on the purchase of the remaining 49% interest in our Costa Rican affiliates, see Note 17. Acquisitions.

Dividends paid in the first six months of 2018 and 2017 were $3.3 billion and $3.2 billion, respectively.

Debt and Liquidity

We define cash and cash equivalents as short-term, highly liquid investments, readily convertible to known amounts of cash that mature within a maximum of three months and have an insignificant risk of change in value due to interest rate or credit risk changes. As a policy, we do not hold any investments in structured or equity-linked products. Our cash and cash equivalents are predominantly held in demand deposits with institutions that have investment-grade long-term credit rating. As part of our cash management strategy and in order to manage counterparty exposure, we also enter into reverse repurchase agreements. Such agreements are collateralized with government or corporate securities held by a custodial bank and, at maturity, cash is paid back to PMI and the collateral is returned to the bank. While we entered into these agreements during the periods and had an average balance during the six months ended June 30, 2018 of $0.6 billion and an average balance during the full-year 2017 of $0.9 billion, we had a zero balance both at June 30, 2018 and December 31, 2017.
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
Credit Ratings – The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. On March 1, 2018, Standard & Poor's affirmed our long-term credit rating at "A" and short-term at "A-1", and revised our outlook to "Stable" from "Negative." At June 30, 2018, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Stable
Fitch	F1	A	Negative

Credit Facilities – On January 29, 2018, we entered into an agreement to extend the term of our $2.0 billion 364-day revolving credit facility from February 6, 2018, to February 5, 2019.
At June 30, 2018, our committed credit facilities and commercial paper outstanding were as follows:

(in billions)
Type	Committed Credit Facilities	Commercial Paper
364-day revolving credit, expiring February 5, 2019	$2.0
Multi-year revolving credit, expiring February 28, 2021	2.5
Multi-year revolving credit, expiring October 1, 2022	3.5
Total facilities	$8.0
Commercial paper outstanding		$—

At June 30, 2018, there were no borrowings under the committed credit facilities, and the entire committed amounts were available for borrowing.

All banks participating in our committed credit facilities have an investment-grade long-term credit rating from the credit rating agencies. We continuously monitor the credit quality of our banking group, and at this time we are not aware of any potential non-performing credit provider.

Each of these facilities requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“consolidated EBITDA”) to consolidated interest expense of not less than 3.5 to 1.0 on a rolling four-quarter basis. At June 30,

2018, our ratio calculated in accordance with the agreements was 10.5 to 1.0. These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require us to post collateral. We expect to continue to meet our covenants. The terms “consolidated EBITDA” and “consolidated interest expense,” both of which include certain adjustments, are defined in the facility agreements previously filed with the U.S. Securities and Exchange Commission.
In addition to the committed credit facilities discussed above, certain of our subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $3.1 billion at June 30, 2018 and $2.8 billion at December 31, 2017, are for the sole use of our subsidiaries. Borrowings under these arrangements amounted to $592 million at June 30, 2018, and $499 million at December 31, 2017.
Commercial Paper Program – We continue to have access to liquidity in the commercial paper market through programs in place in the U.S. and in Europe having an aggregate issuance capacity of $8.0 billion. At June 30, 2018 and December 31, 2017, we had no commercial paper outstanding. The average commercial paper balance outstanding during the first six months of 2018 was $3.5 billion. The average commercial paper balance outstanding during 2017 was $5.2 billion.

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

Our operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of June 30, 2018, and June 30, 2017 were $0.6 billion and $0.6 billion, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows.

For further details, see Note 15. Sale of Accounts Receivable to our condensed consolidated financial statements.

Debt – Our total debt was $31.7 billion at June 30, 2018 and $34.3 billion at December 31, 2017.

On February 14, 2017, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.

Guarantees – At June 30, 2018, we were contingently liable for $0.4 billion of guarantees of our own performance, which were primarily related to excise taxes on the shipment of our products. There is no liability in the condensed consolidated financial statements associated with these guarantees. At June 30, 2018, our third-party guarantees were insignificant.

Equity and Dividends

We discuss our stock awards as of June 30, 2018 in Note 2. Stock Plans to our condensed consolidated financial statements.

During 2017, we did not repurchase any shares under a share repurchase program and we do not presently intend to repurchase shares of our common stock in 2018.
Dividends paid in the first six months of 2018 were $3.3 billion. During the second quarter of 2018, our Board of Directors approved a 6.5% increase in the quarterly dividend to $1.14 per common share. As a result, the present annualized dividend rate is $4.56 per common share.

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
We compete primarily on the basis of product quality, brand recognition, brand loyalty, taste, R&D, innovation, packaging, customer service, marketing, advertising and retail price and, increasingly, adult smoker willingness to convert to our RRPs. We are subject to highly competitive conditions in all aspects of our business. The competitive environment and our competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors' introduction of lower-price products or innovative products, higher tobacco product taxes, higher absolute prices and larger gaps between retail price categories, and product regulation that diminishes the ability to differentiate tobacco products and restricts adult consumer access to truthful and non-misleading information about our RRPs. Competitors include three large international tobacco companies and several regional and local tobacco companies and, in some instances, state-owned tobacco enterprises, principally in Algeria, Egypt, the PRC, Taiwan, Thailand and Vietnam. Industry consolidation and privatizations of state-owned enterprises have led to an overall increase in competitive pressures. Some competitors have different profit and volume objectives, and some international competitors are susceptible to changes in different currency exchange rates.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity for each of the three months in the quarter ended June 30, 2018 was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2018 – April 30, 2018 (1)	—	$—	—	$—
May 1, 2018 – May 31, 2018 (1)	—	$—	—	$—
June 1, 2018 – June 30, 2018 (1)	—	$—	—	$—
Pursuant to Publicly Announced Plans or Programs	—	$—
April 1, 2018 – April 30, 2018 (2)	1,097	$99.48
May 1, 2018 – May 31, 2018 (2)	220	$81.16
June 1, 2018 – June 30, 2018 (2)	367	$79.47
For the Quarter Ended June 30, 2018	1,684	$92.72

(1)	During this reporting period, we did not have an authorized share repurchase program.

(2)	Shares repurchased represent shares tendered to us by employees who vested in restricted share unit awards and used shares to pay all, or a portion of, the related taxes.

Item 6.	Exhibits.

3.1	Amended and Restated By-Laws of Philip Morris International Inc., effective as of March 29, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed March 29, 2018).

12	Statement regarding computation of ratios of earnings to fixed charges.

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

July 26, 2018