Form 10-Q
period 2018-09-30
Philip Morris International Inc.
filed 2018-10-25
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At October 22, 2018, there were 1,554,523,901 shares outstanding of the registrant’s common stock, no par value per share.

PHILIP MORRIS INTERNATIONAL INC.

In this report, “PMI,” “we,” “us” and “our” refer to Philip Morris International Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$5,880	$8,447
Trade receivables (less allowances of $23 in 2018 and $25 in 2017)	2,936	3,194
Other receivables	586	544
Inventories:
Leaf tobacco	2,431	2,606
Other raw materials	1,420	1,563
Finished product	4,589	4,637
	8,440	8,806
Other current assets	696	603
Total current assets	18,538	21,594
Property, plant and equipment, at cost	14,585	14,566
Less: accumulated depreciation	7,447	7,295
	7,138	7,271
Goodwill (Note 4)	7,271	7,666
Other intangible assets, net (Note 4)	2,317	2,432
Investments in unconsolidated subsidiaries and equity securities (Notes 11&14)	1,361	1,074
Deferred income taxes	990	1,007
Other assets	1,765	1,924
TOTAL ASSETS	$39,380	$42,968

See notes to condensed consolidated financial statements.
Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share data)
(Unaudited)

	September 30, 2018	December 31, 2017
LIABILITIES
Short-term borrowings (Note 10)	$545	$499
Current portion of long-term debt (Note 10)	3,042	2,506
Accounts payable	1,662	2,242
Accrued liabilities:
Marketing and selling	684	708
Taxes, except income taxes	5,142	5,324
Employment costs	808	856
Dividends payable	1,783	1,669
Other	1,301	1,346
Income taxes (Note 9)	632	812
Total current liabilities	15,599	15,962
Long-term debt (Note 10)	28,179	31,334
Deferred income taxes	809	799
Employment costs	2,110	2,271
Income taxes and other liabilities (Note 9)	2,625	2,832
Total liabilities	49,322	53,198
Contingencies (Note 8)
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2018 and 2017)	—	—
Additional paid-in capital	1,906	1,972
Earnings reinvested in the business	30,877	29,859
Accumulated other comprehensive losses	(9,199)	(8,535)
	23,584	23,296
Less: cost of repurchased stock (554,795,896 and 556,098,569 shares in 2018 and 2017, respectively)	35,304	35,382
Total PMI stockholders’ deficit	(11,720)	(12,086)
Noncontrolling interests	1,778	1,856
Total stockholders’ deficit	(9,942)	(10,230)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$39,380	$42,968

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Revenues including excise taxes	$59,965	$56,513
Excise taxes on products	37,839	36,059
Net revenues (Note 18)	22,126	20,454
Cost of sales	7,977	7,431
Gross profit	14,149	13,023
Marketing, administration and research costs	5,411	4,717
Amortization of intangibles	63	65
Operating income	8,675	8,241
Interest expense, net	540	655
Pension and other employee benefit costs (Note 3)	19	56
Earnings before income taxes	8,116	7,530
Provision for income taxes	1,894	2,042
Equity investments and securities (income)/loss, net	(61)	(57)
Net earnings	$6,283	$5,545
Net earnings attributable to noncontrolling interests	282	204
Net earnings attributable to PMI	$6,001	$5,341
Per share data (Note 6):
Basic earnings per share	$3.85	$3.43
Diluted earnings per share	$3.85	$3.43
Dividends declared	$3.35	$3.15

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended September 30,
	2018	2017
Revenues including excise taxes	$20,439	$20,638
Excise taxes on products	12,935	13,165
Net revenues (Note 18)	7,504	7,473
Cost of sales	2,618	2,735
Gross profit	4,886	4,738
Marketing, administration and research costs	1,710	1,629
Amortization of intangibles	20	21
Operating income	3,156	3,088
Interest expense, net	145	223
Pension and other employee benefit costs (Note 3)	7	20
Earnings before income taxes	3,004	2,845
Provision for income taxes	691	812
Equity investments and securities (income)/loss, net	(28)	(12)
Net earnings	2,341	2,045
Net earnings attributable to noncontrolling interests	94	75
Net earnings attributable to PMI	$2,247	$1,970
Per share data (Note 6):
Basic earnings per share	$1.44	$1.27
Diluted earnings per share	$1.44	$1.27
Dividends declared	$1.14	$1.07

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Net earnings	$6,283	$5,545
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $60 in 2018 and $790 in 2017	(939)	631
(Gains)/losses transferred to earnings, net of income taxes of $- in 2018 and $- in 2017	—	(2)
Change in net loss and prior service cost:
Amortization of net losses, prior service costs and net transition costs, net of income taxes of ($30) in 2018 and ($31) in 2017	150	166
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of ($4) in 2018 and $7 in 2017	29	(48)
(Gains) losses transferred to earnings, net of income taxes of $2 in 2018 and $1 in 2017	(9)	4
Total other comprehensive earnings (losses)	(769)	751
Total comprehensive earnings	5,514	6,296
Less comprehensive earnings attributable to:
Noncontrolling interests	177	193
Comprehensive earnings attributable to PMI	$5,337	$6,103

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended September 30,
	2018	2017
Net earnings	$2,341	$2,045
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $87 in 2018 and $244 in 2017	(394)	201
(Gains) losses transferred to earnings, net of income taxes of $- in 2018 and $- in 2017	—	(2)
Change in net loss and prior service cost:
Amortization of net losses, prior service costs and net transition costs, net of income taxes of ($9) in 2018 and ($12) in 2017	50	55
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of ($5) in 2018 and ($1) in 2017	40	5
(Gains) losses transferred to earnings, net of income taxes of $2 in 2018 and $- in 2017	(15)	6
Total other comprehensive earnings (losses)	(319)	265
Total comprehensive earnings	2,022	2,310
Less comprehensive earnings attributable to:
Noncontrolling interests	66	67
Comprehensive earnings attributable to PMI	$1,956	$2,243

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Nine Months Ended September 30, 2018 and 2017
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, January 1, 2017	$—	$1,964	$30,397	$(9,559)	$(35,490)	$1,788	$(10,900)
Net earnings			5,341			204	5,545
Other comprehensive earnings (losses), net of income taxes				762		(11)	751
Issuance of stock awards		(12)			107		95
Dividends declared ($3.15 per share)			(4,907)				(4,907)
Payments to noncontrolling interests						(222)	(222)
Other		(10)				15	5
Balances, September 30, 2017	$—	$1,942	$30,831	$(8,797)	$(35,383)	$1,774	$(9,633)
Balances, January 1, 2018	$—	$1,972	$29,859	$(8,535)	$(35,382)	$1,856	$(10,230)
Net earnings			6,001			282	6,283
Other comprehensive earnings (losses), net of income taxes				(660)		(109)	(769)
Issuance of stock awards		15			78		93
Dividends declared ($3.35 per share)			(5,221)				(5,221)
Payments to noncontrolling interests						(250)	(250)
Adoption of new accounting standards (Note 18)			238				238
Other (Note 17)		(81)		(4)		(1)	(86)
Balances, September 30, 2018	$—	$1,906	$30,877	$(9,199)	$(35,304)	$1,778	$(9,942)

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$6,283	$5,545

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	734	632
Deferred income tax benefit	(42)	(355)
Cash effects of changes in:
Receivables, net	112	(118)
Inventories	(149)	1,243
Accounts payable	(376)	247
Accrued liabilities and other current assets	621	(718)
Income taxes	(272)	(420)
Pension plan contributions	(58)	(52)
Other	203	(13)
Net cash provided by operating activities	7,056	5,991

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(1,102)	(995)
Investments in unconsolidated subsidiaries and equity securities	(41)	(40)
Net investment hedges	(60)	(1,391)
Other	39	104
Net cash used in investing activities	(1,164)	(2,322)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Short-term borrowing activity by original maturity:
Net issuances - maturities of 90 days or less	$75	$646
Issuances - maturities longer than 90 days	—	1,634
Long-term debt proceeds	—	3,721
Long-term debt repaid	(2,483)	(2,053)
Dividends paid	(5,110)	(4,854)
Sale (purchase) of subsidiary shares to/(from) noncontrolling interests (Note 17)	(82)	5
Other	(304)	(331)
Net cash used in financing activities	(7,904)	(1,232)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(551)	967

Cash, cash equivalents and restricted cash(1):
Increase (Decrease)	(2,563)	3,404
Balance at beginning of period	8,476	4,331
Balance at end of period	$5,913	$7,735

(1) Following the adoption of Financial Accounting Standards Update ASU 2016-18, "Statement of Cash Flows: Restricted Cash," the amounts for cash and cash equivalents shown above include restricted cash of $33 million and $68 million as of September 30, 2018 and 2017, respectively, and $29 million and $92 million as of December 31, 2017, and 2016, respectively, which were included in other current assets in the condensed consolidated balance sheets.

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

Note 2. Stock Plans:

In May 2017, PMI’s shareholders approved the Philip Morris International Inc. 2017 Performance Incentive Plan (the “2017 Plan”). The 2017 Plan replaced the 2012 Performance Incentive Plan, and there will be no additional grants under the replaced plan. Under the 2017 Plan, PMI may grant to eligible employees restricted shares and restricted share units, performance-based cash incentive awards and performance-based equity awards. Up to 25 million shares of PMI’s common stock may be issued under the 2017 Plan. At September 30, 2018, shares available for grant under the 2017 Plan were 22,914,120.

In May 2017, PMI’s shareholders also approved the Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors (the “2017 Non-Employee Directors Plan”). The 2017 Non-Employee Directors Plan replaced the 2008 Stock Compensation Plan for Non-Employee Directors, and there will be no additional grants under the replaced plan. A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the 2017 Non-Employee Directors Plan. At September 30, 2018, shares available for grant under the plan were 974,344.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Restricted share unit (RSU) awards

During the nine months ended September 30, 2018 and 2017, shares granted to eligible employees and the weighted-average grant date fair value per share related to RSU awards were as follows:

	Number of Shares Granted	Weighted-Average Grant Date Fair Value Per RSU Award Granted
2018	1,274,730	$100.39
2017	1,209,230	$98.58

Compensation expense related to RSU awards was as follows:

	Compensation Expense Related to RSU Awards
(in millions)	For the Nine Months Ended September 30,	For the Three Months Ended September 30,
2018	$88	$25
2017	$84	$24

As of September 30, 2018, PMI had $144 million of total unrecognized compensation cost related to non-vested RSU awards. The cost is recognized over the original restriction period of the awards, which is typically three years after the date of the award, or upon death, disability or reaching the age of 58.

During the nine months ended September 30, 2018, 1,425,508 RSU awards vested. The grant date fair value of all the vested awards was approximately $118 million. The total fair value of RSU awards that vested during the nine months ended September 30, 2018 was approximately $147 million.

Performance share unit (PSU) awards

During the nine months ended September 30, 2018 and 2017, PMI granted PSU awards to certain executives. The PSU awards require the achievement of certain performance factors, which are predetermined at the time of grant, over a three-year performance cycle. PMI’s performance metrics consist of PMI’s Total Shareholder Return (TSR) relative to a predetermined peer group and on an absolute basis (50% weight), PMI’s currency-neutral compound annual adjusted operating income growth rate, excluding acquisitions (30% weight), and PMI’s performance against specific measures of PMI’s transformation (20% weight). The aggregate of the weighted performance factors for the three metrics determines the percentage of PSUs that will vest at the end of the three-year performance cycle. The minimum percentage of PSUs that can vest is zero, with a target percentage of 100 and a maximum percentage of 200. Each vested PSU entitles the participant to one share of common stock. An aggregate weighted PSU performance factor of 100 will result in the targeted number of PSUs being vested. At the end of the performance cycle, participants are entitled to an amount equivalent to the accumulated dividends paid on common stock during the performance cycle for the number of shares earned.

During the nine months ended September 30, 2018 and 2017, shares granted to eligible employees and the grant date fair value per share related to PSU awards were as follows:

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Compensation expense related to PSU awards was as follows:

	Compensation Expense Related to PSU Awards
(in millions)	For the Nine Months Ended September 30,	For the Three Months Ended September 30,
2018	$18	$(12)
2017	$31	$6

As of September 30, 2018, PMI had $32 million of total unrecognized compensation cost related to non-vested PSU awards. The cost is recognized over the performance cycle of the awards, or upon death, disability or reaching the age of 58.

During the nine months ended September 30, 2018, there were no PSU awards that vested.

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

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2018	2017	2018	2017
Net pension costs (income)	$(49)	$(20)	$(16)	$(8)
Net postemployment costs	59	65	20	24
Net postretirement costs	9	11	3	4
Total pension and other employee benefit costs	$19	$56	$7	$20

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	Pension (1)
	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2018	2017	2018	2017
Service cost	$159	$155	$52	$53
Interest cost	87	79	29	26
Expected return on plan assets	(272)	(241)	(90)	(81)
Amortization:
Net loss	135	132	45	44
Prior service cost	1	10	—	3
Net periodic pension cost	$110	$135	$36	$45

(1) Primarily non-U.S. based defined benefit retirement plans.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Employer Contributions
PMI makes, and plans to make, contributions, to the extent that they are tax deductible and to meet specific funding requirements of its funded pension plans. Employer contributions of $58 million were made to the pension plans during the nine months ended September 30, 2018. Currently, PMI anticipates making additional contributions during the remainder of 2018 of approximately $34 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest and currency rates.

Note 4. Goodwill and Other Intangible Assets, net:
Goodwill and other intangible assets, net, by segment were as follows:

	Goodwill		Other Intangible Assets, net
(in millions)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
European Union	$1,391	$1,419	$417	$458
Eastern Europe	312	321	20	16
Middle East & Africa	89	102	178	178
South & Southeast Asia	2,746	3,010	912	1,004
East Asia & Australia	529	567	57	44
Latin America & Canada	2,204	2,247	733	732
Total	$7,271	$7,666	$2,317	$2,432
Goodwill primarily reflects PMI’s acquisitions in Canada, Colombia, Greece, Indonesia, Mexico, Pakistan and Serbia, as well as the business combination in the Philippines. The movements in goodwill from December 31, 2017, were as follows:

(in millions)	European Union	Eastern Europe	Middle East & Africa	South & Southeast Asia	East Asia & Australia	Latin America & Canada	Total
Balances, December 31, 2017	$1,419	$321	$102	$3,010	$567	$2,247	$7,666
Changes due to:
Currency	(28)	(9)	(13)	(264)	(38)	(43)	(395)
Balances, September 30, 2018	$1,391	$312	$89	$2,746	$529	$2,204	$7,271
Additional details of other intangible assets were as follows:

	September 30, 2018		December 31, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$1,272		$1,323
Amortizable intangible assets	1,766	$721	1,798	$689
Total other intangible assets	$3,038	$721	$3,121	$689

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia in 2005 and Mexico in 2007. Amortizable intangible assets primarily consist of certain trademarks and distribution networks associated with business combinations. The gross carrying amount, the range of useful lives as well as the weighted-average remaining useful life of amortizable intangible assets at September 30, 2018, were as follows:

(dollars in millions)	Gross Carrying Amount	Initial Estimated Useful Lives	Weighted-Average Remaining Useful Life
Trademarks	$1,518	2 - 40 years	19 years
Distribution networks	142	5 - 30 years	8 years
Other (including farmer contracts and intellectual property rights)	106	4 - 17 years	10 years
	$1,766

Pre-tax amortization expense for intangible assets during the nine months ended September 30, 2018 and 2017 was $63 million and $65 million, respectively, and $20 million and $21 million for the three months ended September 30, 2018 and 2017. Amortization expense for each of the next five years is estimated to be $83 million or less, assuming no additional transactions occur that require the amortization of intangible assets.
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

PMI uses deliverable and non-deliverable forward foreign exchange contracts, foreign currency swaps and foreign currency options, collectively referred to as foreign exchange contracts ("foreign exchange contracts"), and interest rate contracts to mitigate its exposure to changes in exchange and interest rates from third-party and intercompany actual and forecasted transactions. The primary currencies to which PMI is exposed include the Australian dollar, Canadian dollar, Euro, Indonesian rupiah, Japanese yen, Mexican peso, Philippine peso, Russian ruble, Swiss franc and Turkish lira. At September 30, 2018, PMI had contracts with aggregate notional amounts of $25.1 billion of which $2.6 billion related to cash flow hedges, $9.9 billion related to hedges of net investments in foreign operations and $12.6 billion related to other derivatives that primarily offset currency exposures on intercompany financing.

Effective January 1, 2018, PMI elected to early adopt Accounting Standard Update 2017-12 “Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities,” which did not have a material impact on PMI’s consolidated financial position or results of operations.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The fair value of PMI’s foreign exchange contracts included in the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, were as follows:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
(in millions)	Balance Sheet Classification	At September 30, 2018	At December 31, 2017	Balance Sheet Classification	At September 30, 2018	At December 31, 2017
Foreign exchange contracts designated as hedging instruments	Other current assets	$80	$84	Other accrued liabilities	$84	$197
	Other assets	46	34	Other liabilities	804	880
Foreign exchange contracts not designated as hedging instruments	Other current assets	58	22	Other accrued liabilities	81	37
	Other assets	—	—	Other liabilities	46	14
Total derivatives		$184	$140		$1,015	$1,128

For the nine months and three months ended September 30, 2018 and 2017, PMI's cash flow and net investment hedging instruments impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Nine Months Ended September 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings
	2018	2017		2018	2017
Derivatives in Cash Flow Hedging Relationship
Foreign exchange contracts	$33	$(55)
			Net revenues	$(5)	$28
			Cost of sales	—	1
			Marketing, administration and research costs	7	(5)
			Interest expense, net	(4)	(27)
Derivatives in Net Investment Hedging Relationship
Foreign exchange contracts	(7)	(1,432)
Total	$26	$(1,487)		$(2)	$(3)

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(pre-tax, in millions)	For the Three Months Ended September 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings
	2018	2017		2018	2017
Derivatives in Cash Flow Hedging Relationship
Foreign exchange contracts	$45	$6
			Net revenues	$2	$13
			Cost of sales	—	1
			Marketing, administration and research costs	10	(5)
			Interest expense, net	(1)	(15)
Derivatives in Net Investment Hedging Relationship
Foreign exchange contracts	(145)	(492)
Total	$(100)	$(486)		$11	$(6)

Cash Flow Hedges

PMI has entered into foreign exchange contracts to hedge the foreign currency exchange and interest rate risks related to certain forecasted transactions. Gains and losses associated with qualifying cash flow hedge contracts is deferred as a component of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. Amounts reclassified from other comprehensive losses into earnings as a result of the discontinuance of cash flow hedges when the originally forecasted transaction is no longer probable of occurring were not material during the periods presented. As of September 30, 2018, PMI has hedged forecasted transactions for periods not exceeding the next nine months with the exception of one foreign exchange contract that expires in May 2024. The impact of these hedges is primarily included in operating cash flows on PMI’s condensed consolidated statements of cash flows.

Hedges of Net Investments in Foreign Operations

PMI designates certain foreign currency denominated debt and foreign exchange contracts as net investment hedges, primarily of its Euro net assets. For the nine months ended September 30, 2018 and 2017, these hedges of net investments resulted in gains (losses), net of income taxes, of $111 million and $(1,504) million, respectively, principally related to changes in the exchange rates between the Euro and U.S. dollar. For the three months ended September 30, 2018 and 2017, these hedges of net investments resulted in losses, net of income taxes, of $192 million and $478 million, respectively, principally related to changes in the exchange rates between the Euro and U.S. dollar. These gains (losses) were reported as a component of accumulated other comprehensive losses within currency translation adjustments, and were substantially offset by the losses and gains generated on the underlying assets. For the nine months and three months ended September 30, 2018, the gains for amounts excluded from the effectiveness testing recognized in earnings were $198 million and $63 million, respectively, and were accounted for in interest expense, net, on the condensed consolidated statement of earnings. The premiums paid for, and settlements of, net investment hedges are included in investing cash flows on PMI’s condensed consolidated statements of cash flows.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other Derivatives

PMI has entered into foreign exchange contracts to hedge the foreign currency exchange and interest rate risks related to intercompany loans between certain subsidiaries, and third-party loans. While effective as economic hedges, no hedge accounting is applied for these contracts; therefore, the unrealized gains (losses) relating to these contracts are reported in marketing, administration and research costs in PMI’s condensed consolidated statements of earnings. For the nine months ended September 30, 2018 and 2017, the gains from contracts for which PMI did not apply hedge accounting were $244 million and $344 million, respectively. For the three months ended September 30, 2018 and 2017, the gains (losses) from contracts for which PMI did not apply hedge accounting were $(90) million and $195 million, respectively. The gains (losses) from these contracts substantially offset the losses and gains generated by the underlying intercompany and third-party loans being hedged.

For the nine months and three months ended September 30, 2018 and 2017, the net impact of these contracts on the condensed consolidated statements of earnings was not material.

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses

Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2018	2017	2018	2017
Gain/(loss) at beginning of period	$42	$97	$37	$42
Derivative (gains)/losses transferred to earnings	(9)	4	(15)	6
Change in fair value	29	(48)	40	5
Gain/(loss) as of September 30,	$62	$53	$62	$53
At September 30, 2018, PMI expects $44 million of derivative gains that are included in accumulated other comprehensive losses to be reclassified to the condensed consolidated statement of earnings within the next 12 months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.
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
Fair Value
See Note 11. Fair Value Measurements and Note 13. Balance Sheet Offsetting for additional discussion of derivative financial instruments.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6. Earnings Per Share:
Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2018	2017	2018	2017
Net earnings attributable to PMI	$6,001	$5,341	$2,247	$1,970
Less distributed and undistributed earnings attributable to share-based payment awards	13	12	5	4
Net earnings for basic and diluted EPS	$5,988	$5,329	$2,242	$1,966
Weighted-average shares for basic EPS	1,555	1,552	1,555	1,553
Plus contingently issuable performance stock units (PSUs)	—	1	—	1
Weighted-average shares for diluted EPS	1,555	1,553	1,555	1,554

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Segment data were as follows:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2018	2017	2018	2017
Net revenues:
European Union	$6,958	$6,054	$2,467	$2,204
Eastern Europe	2,105	1,918	778	705
Middle East & Africa	3,126	3,017	1,143	1,078
South & Southeast Asia	3,434	3,206	1,197	1,129
East Asia & Australia	4,235	4,149	1,166	1,601
Latin America & Canada	2,268	2,110	753	756
Net revenues	$22,126	$20,454	$7,504	$7,473
Operating income:
European Union	$3,096	$2,717	$1,179	$1,025
Eastern Europe	682	627	270	244
Middle East & Africa	1,268	1,463	491	495
South & Southeast Asia	1,324	1,100	455	411
East Asia & Australia	1,439	1,630	426	648
Latin America & Canada	866	704	335	265
Operating income	$8,675	$8,241	$3,156	$3,088

PMI's net revenues by product category were as follows:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2018	2017	2018	2017
Net revenues:
Combustible products:
European Union	$6,381	$5,909	$2,225	$2,139
Eastern Europe	1,926	1,900	705	696
Middle East & Africa	2,813	2,970	1,019	1,045
South & Southeast Asia	3,434	3,206	1,197	1,129
East Asia & Australia	2,348	2,363	789	760
Latin America & Canada	2,254	2,108	748	755
Total combustible products	$19,156	$18,457	$6,681	$6,526
Reduced-risk products:
European Union	$577	$145	$242	$65
Eastern Europe	179	19	73	9
Middle East & Africa	313	45	124	31
South & Southeast Asia	—	—	—	—
East Asia & Australia	1,887	1,786	377	841
Latin America & Canada	14	2	5	1
Total reduced-risk products	$2,970	$1,997	$823	$947

Total PMI net revenues	$22,126	$20,454	$7,504	$7,473
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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The table below lists the number of tobacco-related cases pertaining to combustible products pending against us and/or our subsidiaries or indemnitees as of October 23, 2018, October 23, 2017 and October 21, 2016:

Type of Case	Number of Cases Pending as of October 23, 2018	Number of Cases Pending as of October 23, 2017	Number of Cases Pending as of October 21, 2016
Individual Smoking and Health Cases	63	65	67
Smoking and Health Class Actions	10	11	11
Health Care Cost Recovery Actions	16	16	16
Label-Related Class Actions	1	1	—
Individual Label-Related Cases	1	1	3
Public Civil Actions	2	2	2

Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 481 Smoking and Health, Label-Related, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Thirteen cases have had decisions in favor of plaintiffs. Nine of these cases have subsequently reached final resolution in our favor and four remain on appeal.

The table below lists the verdict and significant post-trial developments in the four pending cases where a verdict was returned in favor of the plaintiff:

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
February 2004	Brazil/The Smoker Health Defense Association	Class Action
The Civil Court of São Paulo found defendants liable without hearing evidence. In April 2004, the court awarded “moral damages” of R$1,000 (approximately $271) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not assess actual damages, which were to be assessed in a second phase of the case. The size of the class was not defined in the ruling.

Defendants appealed to the São Paulo Court of Appeals, which annulled the ruling in November 2008, finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In May 2011, the trial court dismissed the claim. In March 2017, plaintiff filed an en banc appeal to the Superior Court of Justice. In addition, the defendants filed a constitutional appeal to the Federal Supreme Tribunal on the basis that plaintiff did not have standing to bring the lawsuit. Both appeals are still pending.

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
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Blais class on liability and found the class members’ compensatory damages totaled approximately CAD 15.5 billion (approximately $11.8 billion), including pre-judgment interest. The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion including pre-judgment interest (approximately $2.37 billion)). The trial court awarded CAD 90,000 (approximately $69,000) in punitive damages, allocating CAD 30,000 (approximately $23,000) to our subsidiary. The trial court ordered defendants to pay CAD 1 billion (approximately $764 million) of the compensatory damage award, CAD 200 million (approximately $153 million) of which is our subsidiary’s portion, into a trust within 60 days.

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
On August 5, 2016, the Civil Court No. 14 - Mar del Plata, issued a verdict in favor of plaintiff, an individual smoker, and awarded him ARS 110,000 (approximately $3,030), plus interest, in compensatory and moral damages. The trial court found that our subsidiary failed to warn plaintiff of the risk of becoming addicted to cigarettes.

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
As of October 23, 2018, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•
63 cases brought by individual plaintiffs in Argentina (36), Brazil (9), Canada (2), Chile (7), Costa Rica (1), Italy (3), the Philippines (1), Poland (2), Turkey (1) and Scotland (1), compared with 65 such cases on October 23, 2017, and 67 cases on October 21, 2016; and

•	10 cases brought on behalf of classes of individual plaintiffs in Brazil (1) and Canada (9), compared with 11 such cases on October 23, 2017 and 11 such cases on October 21, 2016.

In the class action pending in Brazil, The Smoker Health Defense Association (ADESF) v. Souza Cruz, S.A. and Philip Morris Marketing, S.A., Nineteenth Lower Civil Court of the Central Courts of the Judiciary District of São Paulo, Brazil, filed July 25, 1995, our subsidiary and another member of the industry are defendants. The plaintiff, a consumer organization, is seeking damages for all addicted smokers and former smokers, and injunctive relief. In 2004, the trial court found defendants liable without hearing evidence and awarded “moral damages” of R$1,000 (approximately $271) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class was not estimated. Defendants appealed to the São Paulo Court of Appeals, which annulled the ruling in November 2008, finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In May 2011, the trial court dismissed the claim. In February 2015, the appellate court unanimously dismissed plaintiff's appeal. In September 2015, plaintiff appealed to the Superior Court of Justice. In February 2017, the Chief Justice of the Superior Court of Justice denied plaintiff's appeal. In March 2017, plaintiff filed an en banc appeal to the Superior Court of Justice. In addition, the defendants filed a constitutional appeal to the Federal Supreme Tribunal on the basis that plaintiff did not have standing to bring the lawsuit. Both appeals are still pending.

In the class action in Brazil, Public Prosecutor of São Paulo v. Philip Morris Brasil Industria e Comercio Ltda., Civil Court of the City of São Paulo, Brazil, filed August 6, 2007, our subsidiary is a defendant. The plaintiff, the Public Prosecutor of the State of São Paulo, is seeking (i) damages on behalf of all smokers nationwide, former smokers, and their relatives; (ii) damages on behalf of people exposed to environmental tobacco smoke nationwide, and their relatives; and (iii) reimbursement of the health care costs allegedly incurred for the treatment of tobacco-related diseases by all Brazilian States and Municipalities, and the Federal District.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In an interim ruling issued in December 2007, the trial court limited the scope of this claim to the State of São Paulo only. In December 2008, the Seventh Civil Court of São Paulo issued a decision declaring that it lacked jurisdiction because the case involved issues similar to the ADESF case discussed above and should be transferred to the Nineteenth Lower Civil Court in São Paulo where the ADESF case is pending. The court further stated that these cases should be consolidated for the purposes of judgment. In April 2010, the São Paulo Court of Appeals reversed the Seventh Civil Court's decision that consolidated the cases, finding that they are based on different legal claims and are progressing at different stages of proceedings. This case was returned to the Seventh Civil Court of São Paulo, and our subsidiary filed its closing arguments in December 2010. In March 2012, the trial court dismissed the case on the merits. In January 2014, the São Paulo Court of Appeals rejected plaintiff’s appeal and affirmed the trial court decision. In July 2014, plaintiff appealed to the Superior Court of Justice, and in August 2018, the appeal was denied.

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

In the second class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, our subsidiary and other Canadian manufacturers (Imperial Tobacco Canada Ltd. and JTI-MacDonald Corp.) are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, sought compensatory and punitive damages for each member of the class who allegedly suffers from certain smoking-related diseases. The class was certified in 2005. Trial began in March 2012 and concluded in December 2014. The trial court issued its judgment on May 27, 2015. The trial court found our subsidiary and two other Canadian manufacturers liable and found that the class members’ compensatory damages totaled approximately CAD 15.5 billion, including pre-judgment interest (approximately $11.8 billion). The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion, including pre-judgment

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

interest (approximately $2.37 billion)). In addition, the trial court awarded CAD 90,000 (approximately $69,000) in punitive damages, allocating CAD 30,000 (approximately $23,000) to our subsidiary and found that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking. The trial court also found that defendants conspired to prevent consumers from learning the dangers of smoking. The trial court further held that these civil faults were a cause of the class members’ diseases. The trial court rejected other grounds of fault advanced by the class, holding that: (i) the evidence was insufficient to show that defendants marketed to youth, (ii) defendants’ advertising did not convey false information about the characteristics of cigarettes, and (iii) defendants did not commit a fault by using the descriptors light or mild for cigarettes with a lower tar delivery. The trial court estimated the disease class at 99,957 members. The trial court ordered defendants to pay CAD 1 billion (approximately $764 million) of the compensatory damage award into a trust within 60 days, CAD 200 million (approximately $153 million) of which is our subsidiary’s portion and ordered briefing on a proposed claims process for the distribution of damages to individual class members and for payment of attorneys’ fees and legal costs. In June 2015, our subsidiary commenced the appellate process by filing its inscription of appeal of the trial court’s judgment with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust within 60 days notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make an initial payment within 60 days. In August 2015, plaintiffs filed a motion with the Court of Appeal seeking an order that defendants place irrevocable letters of credit totaling CAD 5 billion (approximately $3.8 billion) into trust, to secure the judgments in both the Létourneau and Blais cases. Plaintiffs subsequently withdrew their motion for security against JTI-MacDonald Corp. and proceeded only against our subsidiary and Imperial Tobacco Canada Ltd. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling CAD 226 million (approximately $173 million) to cover both the Létourneau and Blais cases. Such security may take the form of cash into a court trust or letters of credit, in six equal consecutive quarterly installments of approximately CAD 37.6 million (approximately $28.8 million) beginning in December 2015 through March 2017. The Court of Appeal ordered Imperial Tobacco Canada Ltd. to furnish security totaling CAD 758 million (approximately $579 million) in seven equal consecutive quarterly installments of approximately CAD 108 million (approximately $82.5 million) beginning in December 2015 through June 2017. In March 2017, our subsidiary made its sixth and final quarterly installment of security for approximately CAD 37.6 million (approximately $28.8 million) into a court trust. This payment is included in other assets on the condensed consolidated balance sheets and in cash used in operating activities in the condensed consolidated statements of cash flows. The Court of Appeal ordered that the security is payable upon a final judgment of the Court of Appeal affirming the trial court’s judgment or upon further order of the Court of Appeal. The Court of Appeal heard oral arguments on the merits appeal in November 2016. Our subsidiary and PMI believe that the findings of liability and damages were incorrect and should ultimately be set aside on any one of many grounds, including the following: (i) holding that defendants violated Quebec law by failing to warn class members of the risks of smoking even after the court found that class members knew, or should have known, of the risks, (ii) finding that plaintiffs were not required to prove that defendants’ alleged misconduct caused injury to each class member in direct contravention of binding precedent, (iii) creating a factual presumption, without any evidence from class members or otherwise, that defendants’ alleged misconduct caused all smoking by all class members, (iv) relying on epidemiological evidence that did not meet recognized scientific standards, and (v) awarding punitive damages to punish defendants without proper consideration as to whether punitive damages were necessary to deter future misconduct.
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
As of October 23, 2018, there were 16 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Canada (10), Korea (1) and Nigeria (5), compared with 16 such cases on October 23, 2017 and 16 such cases on October 21, 2016.
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

As of October 23, 2018, there was 1 case brought by an individual plaintiff in Italy (1) pending against our subsidiaries, compared with 1 such case on October 23, 2017, and 3 such cases on October 21, 2016, and one purported class action in Israel (1).

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

As of October 23, 2018, there were 2 public civil actions pending against our subsidiaries in Argentina (1) and Venezuela (1), compared with 2 such cases on October 23, 2017, and 2 such cases on October 21, 2016.

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

Other Litigation

The Department of Special Investigations of the government of Thailand ("DSI") conducted an investigation into alleged underpayment by our subsidiary, Philip Morris (Thailand) Limited ("PM Thailand"), of customs duties and excise taxes relating to imports from the Philippines covering the period 2003-2007. On January 18, 2016, the Public Prosecutor filed charges against our subsidiary and seven former and current employees in the Bangkok Criminal Court alleging that PM Thailand and the individual defendants jointly and with the intention to defraud the Thai government, under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries of cigarettes from the Philippines during the period of July 2003 to June 2006. The government is seeking a fine of approximately THB 80.8 billion (approximately $2.45 billion). In May 2017, the King of Thailand signed a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

the Customs Valuation Agreement of the World Trade Organization and Thai law and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies. Trial in the case began in November 2017. In March 2018, acting on a request from the Public Prosecutor, the court suspended the trial proceedings indefinitely and struck the case from the court list. In June 2018, the court reinstated the case and scheduled the remaining trial proceedings for May 2019.

The DSI also conducted an investigation into alleged underpayment by PM Thailand of customs duties and excise taxes relating to imports from Indonesia covering the period 2000-2003. On January 26, 2017, the Public Prosecutor filed charges against PM Thailand and its former Thai employee in the Bangkok Criminal Court alleging that PM Thailand and its former employee jointly and with the intention to defraud the Thai government under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries during the period from January 2002 to July 2003. The government is seeking a fine of approximately THB 19.8 billion (approximately $601 million). In May 2017, the King of Thailand signed a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law, and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and a Thai court. The case is in pre-trial proceedings, and the trial is scheduled to begin in November 2018.

On November 29, 2017, PM Thailand received notices of assessment in the aggregate amount of approximately THB 25.6 billion (approximately $778 million) from the Thai Customs Department alleging that PM Thailand under-declared customs values for the imports from Indonesia covering the period 2001-2003. The notices include the Indonesian import entries subject to the proceedings discussed above and are in addition to the fine sought by the government in the criminal proceedings. PM Thailand filed its appeal against the notices with the Thai Customs Board of Appeal in December 2017, asserting that all of the notices of assessment are barred by the applicable statutes of limitations and are otherwise without merit. On August 30, 2018, the Thai Customs Board of Appeal issued a ruling striking out or revoking all notices of assessment. Accordingly, there are no pending notices of assessment in the matter.

The South Korean Board of Audit and Inspection (“BAI”) conducted an audit of certain Korean government agencies and the tobacco industry into whether inventory movements ahead of the January 1, 2015 increase of cigarette-related taxes by tobacco companies, including Philip Morris Korea Inc. ("PM Korea"), our South Korean affiliate, were in compliance with South Korean tax laws.  In November 2016, the tax authorities completed their audit and assessed allegedly underpaid taxes and penalties.  In order to avoid nonpayment financial costs, PM Korea paid approximately KRW 272 billion (approximately $239 million), of which KRW 100 billion (approximately $88 million) was paid in 2016 and KRW 172 billion (approximately $151 million) was paid in the first quarter of 2017.  These amounts are included in other assets in the condensed consolidated balance sheets and in cash used in operating activities in the condensed consolidated statements of cash flows.  PM Korea is appealing the assessments. The tax authorities have also referred the matter to the Public Prosecutor. On June 19, 2018, the Public Prosecutor decided not to file criminal charges against PM Korea and/or other alleged co-offenders. This decision is being appealed by the tax authorities and, if reversed, the Public Prosecutor may seek up to three times the underpaid tax for company criminal penalties and up to five times the underpaid tax for individual criminal penalties. The Public Prosecutor also decided not to prosecute PM Korea and its managing director in connection with a criminal complaint against them that had been filed by the South Korean Ministry of Strategy and Finance (“MOSF”). In this criminal complaint, the MOSF alleged that PM Korea exceeded the monthly product withdrawal limits that the MOSF had set in its notice. This decision is being appealed by the MOSF. PM Korea believes that it has paid cigarette-related taxes in compliance with the South Korean tax laws and disagrees with the MOSF’s allegations.

A putative shareholder class action lawsuit, Rubenstahl v. Philip Morris International Inc., et al., was filed in December 2017, in the United States District Court for the District of New Jersey, purportedly on behalf of purchasers of Philip Morris International Inc. stock between July 26, 2016 and December 20, 2017.  The lawsuit names Philip Morris International Inc. and certain officers as defendants and includes allegations that the defendants made false and/or misleading statements and/or failed to disclose information about PMI’s business, operations, financial condition, and prospects, related to alleged irregularities in clinical studies of PMI’s IQOS tobacco heating system.  The lawsuit seeks various forms of relief, including damages. We believe that this lawsuit is without merit and intend to defend it vigorously.

A putative shareholder class action lawsuit, City of Westland Police and Fire Retirement System v. Philip Morris International Inc., et al., was filed in September 2018, in the United States District Court for the Southern District of New York, purportedly on behalf of purchasers of Philip Morris International Inc. stock between February 8, 2018 and April 18, 2018.  The lawsuit names Philip Morris International Inc. and certain officers as defendants and includes allegations that the defendants made false and/or

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

misleading statements and/or failed to disclose information about PMI’s business, operations, financial condition, and prospects, related to product sales.  The lawsuit seeks various forms of relief, including damages. We believe that this lawsuit is without merit and intend to defend it vigorously.

A putative shareholder class action lawsuit, Greater Pennsylvania Carpenters’ Pension Fund v. Philip Morris International Inc., et al., was filed in September 2018, in the United States District Court for the Southern District of New York, purportedly on behalf of purchasers of Philip Morris International Inc. stock between July 26, 2016 and April 18, 2018. The lawsuit names Philip Morris International Inc. and certain officers as defendants and seeks to combine the allegations and putative classes of the two cases discussed immediately above. The lawsuit seeks various forms of relief, including damages. We believe that this lawsuit is without merit and intend to defend it vigorously.

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

In December 2017, the Tax Cuts and Jobs Act was signed into law. Accordingly, PMI recorded a provisional charge of $1.6 billion in its 2017 income tax provision, including a charge for the transition tax on accumulated foreign earnings of $1.4 billion and $0.2 billion due to the re-measurement of U.S. deferred tax assets and liabilities using a rate of 21%. PMI is evaluating the assumptions used in the analysis, as well as guidance issued by the U.S. Treasury Department and the Internal Revenue Service and has not made any measurement period adjustments related to these items during the quarter. PMI will complete its analysis during the fourth quarter of 2018, in conjunction with the filing of its U.S. federal income tax return for 2017. Any adjustments to the provisional charges will be included in income tax expense, in accordance with Staff Accounting Bulletin No. 118 (SAB 118).

PMI’s effective tax rates for the nine months and three months ended September 30, 2018 were 23.3% and 23.0%, respectively. PMI’s effective tax rates for the nine months and three months ended September 30, 2017 were 27.1% and 28.5%, respectively. The effective tax rate for the nine months ended September 30, 2017 was favorably impacted by the tax benefit of a legal entity restructuring ($61 million). PMI’s effective tax rates for the nine months and three months ended September 30, 2018 exceeded the U.S. federal statutory rate of 21% primarily due to earnings mix by taxing jurisdiction, as well as the expected impact of Global Intangible Low Taxed Income ("GILTI") provisions of the Tax Cuts and Jobs Act, partially offset by the favorable tax treatment of Foreign Derived Intangible Income ("FDII") and a reduction in the liability for unrecognized tax benefits.

Based upon PMI's current interpretation of the Tax Cuts and Jobs Act, PMI estimates that its full-year 2018 effective tax rate will be approximately 24%. PMI is continuing to assess the impacts of the Tax Cuts and Jobs Act on the effective tax rate and income tax accounting, in particular the foreign tax credit limitations related to the new GILTI provisions. PMI has made an accounting policy election to treat GILTI taxes as a current period expense rather than including these amounts in the measurement of deferred taxes. Based on PMI’s assessment to date, no impact is expected from the Base Erosion and Anti-Abuse Tax ("BEAT") rules. Changes in currency exchange rates, earnings mix by taxing jurisdiction or future regulatory developments may have an impact on the effective tax rates, which PMI monitors each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 10. Indebtedness:
Short-term Borrowings:
PMI's short-term borrowings, consisting of bank loans to certain PMI subsidiaries at September 30, 2018 and December 31, 2017, had a carrying value of $545 million and $499 million, respectively. The fair value of PMI’s short-term borrowings, based on current market interest rates, approximates carrying value.

Long-term Debt:
At September 30, 2018 and December 31, 2017, PMI’s long-term debt consisted of the following:

(in millions)	September 30, 2018	December 31, 2017
U.S. dollar notes, 1.375% to 6.375% (average interest rate 3.324%), due through 2044	$20,807	$23,291
Foreign currency obligations:
Euro notes, 0.625% to 3.125% (average interest rate 2.250%), due through 2037	8,847	8,997
Swiss franc notes, 0.750% to 2.000% (average interest rate 1.269%), due through 2024	1,391	1,376
Other (average interest rate 3.446%), due through 2024	176	176
	31,221	33,840
Less current portion of long-term debt	3,042	2,506
	$28,179	$31,334

Other foreign currency debt above includes mortgage debt in Switzerland and capital lease obligations at September 30, 2018 and December 31, 2017.

Credit Facilities:

On January 29, 2018, PMI entered into an agreement to extend the term of its $2.0 billion 364-day revolving credit facility from February 6, 2018, to February 5, 2019.

At September 30, 2018, PMI's total committed credit facilities were as follows:

(in billions)

Type	Committed Credit Facilities
364-day revolving credit, expiring February 5, 2019	$2.0
Multi-year revolving credit, expiring February 28, 2021	2.5
Multi-year revolving credit, expiring October 1, 2022	3.5
Total facilities	$8.0

At September 30, 2018, there were no borrowings under these committed credit facilities, and the entire committed amounts were available for borrowing.

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

Debt

The fair value of PMI’s outstanding debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. The aggregate carrying value of PMI’s debt, excluding short-term borrowings and $27 million of capital lease obligations, was $31,194 million at September 30, 2018. The fair value of PMI’s outstanding debt, excluding the aforementioned short-term borrowings and capital lease obligations, was classified within Level 1 and Level 2 in the table shown below.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The aggregate fair values of PMI’s equity securities, derivative financial instruments and debt as of September 30, 2018, were as follows:

(in millions)	Fair Value at September 30, 2018	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities	$281	$281	$—	$—
Foreign exchange contracts	184	—	184	—
Total assets	$465	$281	$184	$—
Liabilities:
Debt	$31,738	$31,573	$165	$—
Foreign exchange contracts	1,015	—	1,015	—
Total liabilities	$32,753	$31,573	$1,180	$—

Note 12. Accumulated Other Comprehensive Losses:
PMI’s accumulated other comprehensive losses, net of taxes, consisted of the following:

(in millions)	At September 30, 2018	At December 31, 2017	At September 30, 2017
Currency translation adjustments	$(6,595)	$(5,761)	$(5,451)
Pension and other benefits	(2,666)	(2,816)	(3,399)
Derivatives accounted for as hedges	62	42	53
Total accumulated other comprehensive losses	$(9,199)	$(8,535)	$(8,797)

Reclassifications from Other Comprehensive Earnings

The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement are shown on the condensed consolidated statements of comprehensive earnings for the nine months and three months ended September 30, 2018 and 2017. For additional information, see Note 3. Benefit Plans and Note 5. Financial Instruments for disclosures related to PMI's pension and other benefits, and derivative financial instruments, respectively.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The effects of these derivative financial instrument assets and liabilities on PMI's condensed consolidated balance sheets were as follows:

(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Received/Pledged	Net Amount

At September 30, 2018
Assets
Foreign exchange contracts	$184	$—	$184	$(99)	$(73)	$12
Liabilities
Foreign exchange contracts	$1,015	$—	$1,015	$(99)	$(888)	$28
At December 31, 2017
Assets
Foreign exchange contracts	$140	$—	$140	$(50)	$(78)	$12
Liabilities
Foreign exchange contracts	$1,128	$—	$1,128	$(50)	$(1,004)	$74

Note 14. Investments in Unconsolidated Subsidiaries:

At September 30, 2018 and December 31, 2017, PMI had total investments in unconsolidated subsidiaries of $1,060 million and $1,074 million, respectively, which were accounted for under the equity method of accounting. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses, dividends, capital contributions and movements in currency translation adjustments. The carrying value of our equity method investments at September 30, 2018 and December 31, 2017 exceeded our share of the unconsolidated subsidiaries' book value by $854 million and $927 million, respectively. The difference between the investment carrying value and the amount of underlying equity in net assets, excluding $809 million and $873 million attributable to goodwill as of September 30, 2018 and December 31, 2017, respectively, is being amortized on a straight-line basis over the underlying assets' estimated useful lives of 10 to 20 years. At September 30, 2018 and December 31, 2017, PMI received year-to-date dividends from unconsolidated subsidiaries of $34 million and $120 million, respectively.

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

PMI’s earnings activity from unconsolidated subsidiaries was as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2018	2017	2018	2017
Net revenues	$3,460	$3,342	$1,298	$1,249

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

PMI’s balance sheet activity related to unconsolidated subsidiaries was as follows:

(in millions)	At September 30, 2018	At December 31, 2017

Receivables	$556	$293

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

Note 15. Sale of Accounts Receivable:
To mitigate risk and enhance cash and liquidity management PMI sells trade receivables to unaffiliated financial institutions. These arrangements allow PMI to sell, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold are generally short-term in nature and are removed from the condensed consolidated balance sheets. PMI sells trade receivables under two types of arrangements, servicing and non-servicing. For servicing arrangements, PMI continues to service the sold trade receivables on an administrative basis and does not act on behalf of the unaffiliated financial institutions. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material as of September 30, 2018 and September 30, 2017. Under the non-servicing arrangements, PMI does not provide any administrative support or servicing after the trade receivables have been sold to the unaffiliated financial institutions.

Cumulative trade receivables sold, including excise taxes, for the nine months ended September 30, 2018 and 2017, were $8.0 billion and $7.1 billion, respectively. PMI’s operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of September 30, 2018 and September 30, 2017, were $0.6 billion, and $0.6 billion, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of trade receivables within marketing, administration and research costs in the condensed consolidated statements of earnings. For the nine months and three months ended September 30, 2018 and 2017, the loss on sale of trade receivables was immaterial.

Note 16. Product Warranty:

PMI's IQOS devices are subject to standard product warranties generally for a period of 12 months from the date of purchase or such other periods as required by law. PMI generally provides in cost of sales for the estimated cost of warranty in the period the related revenue is recognized. PMI assesses the adequacy of its accrued product warranties and adjusts the amounts as necessary based on actual experience and changes in future estimates. Factors that affect product warranties may vary across markets but typically include product failure rates, logistics and service delivery costs, and warranty policies. PMI accounts for its product warranties within other accrued liabilities. At September 30, 2018 and December 31, 2017, these amounts were as follows:

	For the Nine Months Ended	For the Year Ended
(in millions)	September 30, 2018	December 31, 2017
Balance at beginning of period	$71	$51
Changes due to:
Warranties issued	140	168
Settlements	(134)	(148)
Balance at end of period	$77	$71

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

The adoption of ASU 2014-09 resulted in the following changes for net revenues to reflect the net presentation for revenues, excluding excise taxes, for the nine months and three months ended September 30, 2017:

(in millions)	For the Nine Months Ended September 30, 2017			For the Three Months Ended September 30, 2017
Net Revenues:
	As reported		Retrospective Adoption	As reported		Retrospective Adoption
	Net revenues	Excises taxes	Net revenues	Net revenues	Excises taxes	Net revenues
	$56,513	$36,059	$20,454	$20,638	$13,165	$7,473

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

PMI recognizes revenue primarily through the manufacture and sale of cigarettes and other nicotine-containing products, including reduced-risk products. The majority of PMI revenues are generated by sales through direct and indirect distribution networks with short-term payment conditions and where control is typically transferred to the customer either upon shipment or delivery of goods. PMI evaluates the transfer of control through evidence of the customer’s receipt and acceptance, transfer of title, PMI’s right to payment for those products and the customer’s ability to direct the use of those products upon receipt. Typically, PMI’s performance obligations are satisfied and revenue is recognized either upon shipment or delivery of goods. In certain instances, PMI facilitates shipping and handling activities after control has transferred to the customer.  PMI has elected to record all shipping and handling activities as costs to fulfill a contract. The shipping and handling costs that have not been incurred at the time revenue is recognized are accrued. The transaction price is typically based on the amount billed to the customer and includes estimated variable consideration where applicable. Such variable consideration is typically not constrained and is estimated based on the most likely amount that PMI expects to be entitled to under the terms of the contracts with customers, historical experience of discount or rebate redemption, where relevant, and the terms of any underlying discount or rebate programs, which may change from time to time as the business and product categories evolve. For the nine months ended September 30, 2018 and 2017, PMI did not have any material contract assets or contract liabilities. See Note 16. Product Warranty for information regarding PMI's standard warranties.

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

In addition to the guidance in ASU 2016-02, PMI has evaluated ASU 2018-11, which was issued in July 2018, and provides an optional transitional method. As a result of this evaluation, PMI intends to use the optional transition method, which allows companies to use the effective date as the date of initial application on transition and not adjust comparative period financial information or make the new required disclosures for periods prior to the effective date. Additionally, PMI intends to elect the package of practical expedients permitted under the transition guidance within the new standard.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Our Company

We are leading a transformation in the tobacco industry to create a smoke-free future and ultimately replace cigarettes with smoke-free products to the benefit of adults who would otherwise continue to smoke, society, the company and its shareholders. We are a leading international tobacco company engaged in the manufacture and sale of cigarettes, smoke-free products and associated electronic devices and accessories, and other nicotine-containing products in markets outside the U.S. We are building a future on a new category of smoke-free products that, while not risk-free, are a much better choice than continuing to smoke. Through multidisciplinary capabilities in product development, state-of-the-art facilities and scientific substantiation, we aim to ensure that our smoke-free products meet adult consumer preferences and rigorous regulatory requirements. Our smoke-free IQOS product portfolio includes heated tobacco and nicotine-containing vapor products.

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

Consolidated Operating Results for the Nine Months Ended September 30, 2018

•
Net Revenues - Net revenues of $22.1 billion for the nine months ended September 30, 2018 increased by $1.7 billion, or 8.2%, from the comparable 2017 amount. The change in our net revenues from the comparable 2017 amount was driven by the following:

For the nine months ended September 30, 2018, net revenues, excluding favorable currency, increased by 6.5%, primarily reflecting a favorable pricing variance, driven by EU, EE, S&SA, EA&A and LA&C, and a favorable "Other" variance attributable to 2018 fees for certain distribution rights billed to customers in certain markets in the ME&A Region. Despite an unfavorable volume variance in Japan and Saudi Arabia, volume/mix was essentially flat, notably reflecting a favorable volume variance driven by heated tobacco units.

Net revenues by product category for the nine months ended September 30, 2018 and 2017 are shown below:

•	Diluted Earnings Per Share - The changes in our reported diluted earnings per share (“diluted EPS”) for the nine months ended September 30, 2018, from the comparable 2017 amounts, were as follows:

	Diluted EPS	% Growth (Decline)
For the nine months ended September 30, 2017	$3.43
2017 Asset impairment and exit costs	—
2017 Tax items	(0.04)
Subtotal of 2017 items	(0.04)
2018 Asset impairment and exit costs	—
2018 Tax items	—
Subtotal of 2018 items	—
Currency	(0.02)
Interest	0.07
Change in tax rate	0.24
Operations	0.17
For the nine months ended September 30, 2018	$3.85	12.2%

Income Taxes – Our effective income tax rate for the nine months ended September 30, 2018 decreased by 3.8 percentage points to 23.3%. The 2017 tax item that increased our diluted EPS in 2017 by $0.04 per share in the table above was due to a legal entity restructuring ($61 million). The change in the effective tax rate that increased our diluted EPS by $0.24 per share in the table above was primarily due to the Tax Cuts and Jobs Act. For further details, see Note 9. Income Taxes.

Currency – The unfavorable currency impact during the reporting period results from the fluctuations of the U.S. dollar, especially against the Indonesian rupiah, Russian ruble and Turkish lira, partially offset by the Euro and Japanese yen. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Interest – The favorable impact of interest was due primarily to our ongoing efforts to optimize our capital structure following the passage of the Tax Cuts and Jobs Act. This included the decision to use existing cash to repay the $2.5 billion principal for our recently matured May 2018 ten-year U.S. bond, which had a coupon of 5.65%.

Operations – The increase in diluted EPS of $0.17 from our operations in the table above was due primarily to the following segments:

•	South & Southeast Asia: Favorable pricing, partially offset by unfavorable volume/mix;

•	Latin America & Canada: Favorable pricing, partially offset by unfavorable volume/mix, higher marketing, administration and research costs, and higher manufacturing costs;

•	Eastern Europe: Favorable pricing and lower manufacturing costs, partially offset by unfavorable volume/mix and higher marketing, administration and research costs; and

•	European Union: Favorable pricing and favorable volume/mix, partially offset by higher marketing, administration and research costs, and higher manufacturing costs;
partially offset by

•	East Asia & Australia: Higher marketing, administration and research costs and unfavorable volume/mix, partially offset by lower manufacturing costs and favorable pricing; and

•	Middle East & Africa: Unfavorable pricing and higher manufacturing costs, partially offset by favorable volume/mix.

Consolidated Operating Results for the Three Months Ended September 30, 2018

•
Net Revenues - Net revenues of $7.5 billion for the three months ended September 30, 2018 increased by $31 million, or 0.4%, from the comparable 2017 amount. The change in our net revenues from the comparable 2017 amount was driven by the following:

During the quarter, net revenues, excluding unfavorable currency, increased by 3.3%, primarily reflecting a favorable pricing variance, driven by all Regions, and a favorable "Other" variance attributable to 2018 fees for certain distribution rights billed to customers in certain markets in the ME&A Region, partly offset by unfavorable volume/mix due mainly to EA&A, principally Japan, partly offset by the EU.

Net revenues by product category for the three months ended September 30, 2018 and 2017 are shown below:

•	Diluted Earnings Per Share - The changes in our reported diluted EPS for the three months ended September 30, 2018, from the comparable 2017 amounts, were as follows:

	Diluted EPS	% Growth (Decline)
For the three months ended September 30, 2017	$1.27
2017 Asset impairment and exit costs	—
2017 Tax items	—
Subtotal of 2017 items	—
2018 Asset impairment and exit costs	—
2018 Tax items	—
Subtotal of 2018 items	—
Currency	(0.09)
Interest	0.04
Change in tax rate	0.11
Operations	0.11
For the three months ended September 30, 2018	$1.44	13.4%

Income Taxes – Our effective income tax rate for the three months ended September 30, 2018 decreased by 5.5 percentage points to 23.0%. The change in the effective tax rate that increased our diluted EPS by $0.11 per share in the table above was primarily due to the Tax Cuts and Jobs Act. For further details, see Note 9. Income Taxes.

Currency – The unfavorable currency impact during the reporting period results from the fluctuations of the U.S. dollar, especially against the Indonesian rupiah, Russian ruble and Turkish lira, partially offset by the Euro. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Interest – The favorable impact of interest was due primarily to our ongoing efforts to optimize our capital structure following the passage of the Tax Cuts and Jobs Act. This included the decision to use existing cash to repay the principal for our recently matured May 2018 ten-year U.S. bond, which had a coupon of 5.65%.

Operations – The increase in diluted EPS of $0.11 from our operations in the table above was due primarily to the following segments:

•	European Union: Favorable volume/mix and favorable pricing, partially offset by higher manufacturing costs and higher marketing, administration and research costs;

•	Middle East & Africa: Favorable volume/mix and favorable pricing;

•	South & Southeast Asia: Favorable pricing, partially offset by higher manufacturing costs, unfavorable volume/mix and higher marketing, administration and research costs;

•	Eastern Europe: Favorable pricing, partially offset by unfavorable volume/mix; and

•	Latin America & Canada: Favorable pricing and lower manufacturing costs, partially offset by unfavorable volume/mix;
partially offset by

•	East Asia & Australia: Unfavorable volume/mix and higher marketing, administration and research costs, partially offset by favorable pricing and lower manufacturing costs.
For further details, see the “Consolidated Operating Results” and “Operating Results by Business Segment” sections of the following “Discussion and Analysis.”

2018 Forecasted Results - On October 18, 2018, we reaffirmed our 2018 full-year reported diluted EPS forecast to be in a range of $4.97 to $5.02, at then-prevailing exchange rates, representing a projected increase of approximately 28% to 29% versus diluted EPS per share of $3.88 in 2017. Excluding an unfavorable currency impact, at then-prevailing exchange rates, of approximately $0.12, the forecast range represents a projected increase of approximately 8% to 9% versus adjusted diluted earnings per share of $4.72 in 2017.

2018 Full-Year Forecast Overview & Assumptions

As previously communicated, this forecast assumes:

•
A total cigarette and heated tobacco unit shipment volume decline for PMI of approximately 2% versus an estimated total international industry volume decline, excluding China and the U.S., of approximately 2.5%;

•	Significant growth of PMI's in-market heated tobacco unit sales volume, driven by all launch markets, notably the EU Region, Japan, Korea and Russia, reaching 44 to 45 billion units in 2018;

•
Heated tobacco unit shipments of 41 to 42 billion units in 2018, including an anticipated full-year distributor inventory reduction -- concentrated in the third quarter of 2018 -- of approximately three billion units, reflecting approximately four billion unit reduction in Japan partly offset by approximately one billion unit increase in other markets; and

•
Currency-neutral net revenue growth of approximately 3%, which also includes the move to highly inflationary accounting in Argentina resulting in the treatment of the U.S. dollar as the functional currency of the company’s Argentinian affiliates, effective July 1, 2018.

As previously communicated, this forecast further assumes:

•	An estimated strong combustible product pricing variance of approximately 7%;

•	Net incremental investment behind RRPs of approximately $600 million for the full year;

•	Operating cash flow of approximately $9 billion, subject to year-end working capital requirements;

•	Capital expenditures of approximately $1.5 billion;

•	An effective tax rate of approximately 24%; and

•	No share repurchases.

Our 2018 full-year diluted earnings per share forecast assumes a full-year effective tax rate of approximately 24%, reflecting the current analysis, interpretation and clarifications of the scope and impact of the Tax Cuts and Jobs Act.

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

Discussion and Analysis
Consolidated Operating Results
See pages 80-85 for a discussion of our "Cautionary Factors That May Affect Future Results." Our net revenues and operating income by segment are shown in the table below:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2018	2017	2018	2017
Net revenues:
European Union	$6,958	$6,054	$2,467	$2,204
Eastern Europe	2,105	1,918	778	705
Middle East & Africa	3,126	3,017	1,143	1,078
South & Southeast Asia	3,434	3,206	1,197	1,129
East Asia & Australia	4,235	4,149	1,166	1,601
Latin America & Canada	2,268	2,110	753	756
Net revenues	$22,126	$20,454	$7,504	$7,473
Operating income:
European Union	$3,096	$2,717	$1,179	$1,025
Eastern Europe	682	627	270	244
Middle East & Africa	1,268	1,463	491	495
South & Southeast Asia	1,324	1,100	455	411
East Asia & Australia	1,439	1,630	426	648
Latin America & Canada	866	704	335	265
Operating income	$8,675	$8,241	$3,156	$3,088

As discussed in Note 7. Segment Reporting, effective January 1, 2018, we began using operating income to evaluate segment performance and allocate resources, replacing operating companies income used previously.

Our net revenues by product category are shown in the table below:

PMI Net Revenues by Product Category
(in millions)	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Combustible Products
European Union	$6,381	$5,909	8.0%	$2,225	$2,139	4.0%
Eastern Europe	1,926	1,900	1.4%	705	696	1.2%
Middle East & Africa	2,813	2,970	(5.3)%	1,019	1,045	(2.5)%
South & Southeast Asia	3,434	3,206	7.1%	1,197	1,129	6.0%
East Asia & Australia	2,348	2,363	(0.6)%	789	760	3.8%
Latin America & Canada	2,254	2,108	6.9%	748	755	(1.0)%
Total Combustible Products	$19,156	$18,457	3.8%	$6,681	$6,526	2.4%
Reduced-Risk Products
European Union	$577	$145	+100%	$242	$65	+100%
Eastern Europe	179	19	+100%	73	9	+100%
Middle East & Africa	313	45	+100%	124	31	+100%
South & Southeast Asia	—	—	—%	—	—	—%
East Asia & Australia	1,887	1,786	5.7%	377	841	(55.1)%
Latin America & Canada	14	2	+100%	5	1	+100%
Total Reduced-Risk Products	$2,970	$1,997	48.7%	$823	$947	(13.2)%

Total PMI Net Revenues	$22,126	$20,454	8.2%	$7,504	$7,473	0.4%
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

We recognize revenue when control is transferred to the customer, typically either upon shipment or delivery of goods.

Our shipment volume by segment for cigarettes and heated tobacco units is shown in the table below:

PMI Shipment Volume (Million Units)
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Cigarettes
European Union	135,878	141,412	(3.9)%	48,223	49,114	(1.8)%
Eastern Europe	80,294	88,426	(9.2)%	29,801	31,749	(6.1)%
Middle East & Africa	100,831	101,399	(0.6)%	37,406	37,088	0.9%
South & Southeast Asia	130,846	124,655	5.0%	45,840	44,731	2.5%
East Asia & Australia	43,391	48,364	(10.3)%	14,186	15,331	(7.5)%
Latin America & Canada	58,829	61,301	(4.0)%	19,612	20,452	(4.1)%
Total Cigarettes	550,069	565,557	(2.7)%	195,068	198,465	(1.7)%
Heated Tobacco Units
European Union	3,853	1,040	+100%	1,730	464	+100%
Eastern Europe	2,667	351	+100%	1,152	180	+100%
Middle East & Africa	2,832	410	+100%	1,152	247	+100%
South & Southeast Asia	—	—	—%	—	—	—%
East Asia & Australia	19,755	18,697	5.7%	4,575	8,826	(48.2)%
Latin America & Canada	98	12	+100%	43	8	+100%
Total Heated Tobacco Units	29,205	20,510	42.4%	8,652	9,725	(11.0)%
Cigarettes and Heated Tobacco Units
European Union	139,731	142,452	(1.9)%	49,953	49,578	0.8%
Eastern Europe	82,961	88,777	(6.6)%	30,953	31,929	(3.1)%
Middle East & Africa	103,663	101,809	1.8%	38,558	37,335	3.3%
South & Southeast Asia	130,846	124,655	5.0%	45,840	44,731	2.5%
East Asia & Australia	63,146	67,061	(5.8)%	18,761	24,157	(22.3)%
Latin America & Canada	58,927	61,313	(3.9)%	19,655	20,460	(3.9)%
Total Cigarettes and Heated Tobacco Units	579,274	586,067	(1.2)%	203,720	208,190	(2.1)%

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

From time to time, PMI’s shipment volumes are subject to the impact of distributor inventory movements, and estimated total industry/market volumes are subject to the impact of inventory movements in various trade channels that include estimated trade inventory movements of PMI’s competitors arising from market-specific factors that significantly distort reported volume disclosures. Such factors may include changes to the manufacturing supply chain, shipment methods, consumer demand, timing of excise tax increases or other influences that may affect the timing of sales to customers. In such instances, in addition to reviewing PMI shipment volumes and certain estimated total industry/market volumes on a reported basis, management reviews these measures on an adjusted basis that excludes the impact of distributor and/or estimated trade inventory movements. Management also believes that disclosing PMI shipment volumes and estimated total industry/market volumes in such circumstances on a basis that excludes the impact of distributor and/or estimated trade inventory movements improves the comparability of performance and trends for these measures over different reporting periods.

Key market data regarding total market size, our shipments and market share are shown in the tables below:

	For the Nine Months Ended September 30,
			PMI Shipments (billion units)						PMI Market Share (%)(1)
Market	Total Market (billion units)		Total		Cigarette		Heated Tobacco Unit		Total		Heated Tobacco Unit
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
European Union
France	31.1	34.6	14.0	15.1	14.0	15.0	—	—	45.3	43.3	0.1	—
Germany	56.1	57.6	20.5	21.0	20.3	20.9	0.3	0.1	36.6	36.5	0.5	0.1
Italy	52.0	53.1	26.6	27.7	25.5	27.3	1.1	0.4	51.8	52.1	1.8	0.6
Poland	33.1	32.3	13.8	13.7	13.6	13.7	0.2	—	41.6	42.4	0.7	0.1
Spain	34.1	34.2	11.1	11.1	10.9	11.1	0.1	0.1	32.1	32.4	0.4	0.1

Eastern Europe
Russia (2)	176.8	193.5	48.7	53.4	47.1	53.2	1.6	0.2	26.6	27.2	—	—

Middle East & Africa
Saudi Arabia	15.2	20.1	5.3	9.2	5.3	9.2	—	—	41.1	48.2	—	—
Turkey (2)	87.9	77.7	40.9	36.1	40.9	36.1	—	—	43.1	43.2	—	—

South & Southeast Asia
Indonesia	224.8	225.9	74.5	74.4	74.5	74.4	—	—	33.1	33.0	—	—
Philippines	52.6	54.2	36.7	36.3	36.7	36.3	—	—	69.8	66.9	—	—

East Asia & Australia
Australia	9.6	10.3	2.8	3.1	2.8	3.1	—	—	29.3	30.2	—	—
Japan	130.7	128.0	39.9	45.3	24.2	27.2	15.8	18.2	34.1	31.8	15.6	9.7
Korea	52.4	54.2	13.1	11.0	9.1	10.4	4.0	0.5	24.9	20.2	7.6	1.0

Latin America & Canada
Argentina	25.9	27.0	19.1	20.1	19.1	20.1	—	—	73.9	74.7	—	—
Canada	17.2	18.0	6.6	6.8	6.6	6.8	—	—	38.4	37.3	0.1	—
Mexico	25.4	25.6	16.9	17.1	16.9	17.1	—	—	66.4	66.8	—	—

(1) Market share estimates are calculated using IMS data unless otherwise stated
(2) PMI Cigarette Market Share August year-to-date as measured by Nielsen
Note: % change for Total Market and PMI shipments in the discussion below is computed based on millions of units

	For the Three Months Ended September 30,
			PMI Shipments (billion units)						PMI Market Share (%)(1)
Market	Total Market (billion units)		Total		Cigarette		Heated Tobacco Unit		Total		Heated Tobacco Unit
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
European Union
France	10.7	11.7	4.6	5.0	4.6	4.9	—	—	45.7	43.4	0.1	—
Germany	20.5	20.4	7.3	7.1	7.2	7.0	0.1	—	35.5	34.7	0.5	0.2
Italy	18.3	18.7	9.3	9.7	8.8	9.5	0.5	0.1	51.9	52.4	2.0	0.7
Poland	11.9	11.2	5.2	4.8	5.1	4.8	0.1	—	43.4	43.0	0.9	0.2
Spain	12.5	12.4	3.9	3.8	3.8	3.8	0.1	—	32.4	33.0	0.4	0.1

Eastern Europe
Russia (2)	64.6	70.0	18.4	18.9	17.6	18.9	0.7	0.1	26.9	27.3	—	—

Middle East & Africa
Saudi Arabia	5.3	5.3	2.5	2.1	2.5	2.1	—	—	41.7	35.6	—	—
Turkey (2)	33.4	30.0	15.9	14.1	15.9	14.1	—	—	43.2	43.4	—	—

South & Southeast Asia
Indonesia	80.3	79.2	26.5	26.2	26.5	26.2	—	—	33.0	33.1	—	—
Philippines	18.3	18.6	12.7	12.7	12.7	12.7	—	—	69.5	68.3	—	—

East Asia & Australia
Australia	3.4	3.4	1.0	1.1	1.0	1.1	—	—	29.1	32.5	—	—
Japan	48.5	44.0	10.7	16.5	7.5	8.2	3.2	8.3	33.5	33.2	15.5	11.9
Korea	18.7	19.9	4.6	4.2	3.2	3.7	1.4	0.5	24.2	21.1	7.4	2.5

Latin America & Canada
Argentina	8.1	8.9	6.1	6.7	6.1	6.7	—	—	74.7	75.1	—	—
Canada	6.2	6.5	2.4	2.6	2.4	2.6	—	—	38.7	39.5	0.1	—
Mexico	8.5	8.0	5.9	5.1	5.9	5.1	—	—	69.1	64.5	—	—

(1) Market share estimates are calculated using IMS data unless otherwise stated
(2) PMI Cigarette Market Share August quarter-to-date as measured by Nielsen
Note: % change for Total Market and PMI shipments in the discussion below is computed based on millions of units

Consolidated Operating Results for the Nine Months Ended September 30, 2018

The following discussion compares our consolidated operating results for the nine months ended September 30, 2018, with the nine months ended September 30, 2017.

Our total shipment volume decreased by 1.2%, principally due to:

•	the EU, primarily reflecting lower cigarette shipment volume in France, Germany and Italy, partly offset by higher heated tobacco unit shipment volume across the Region;

•	Eastern Europe, reflecting lower cigarette shipment volume, principally in Russia and Ukraine, partly offset by higher heated tobacco unit shipment volume, mainly in Russia and Ukraine;

•
East Asia & Australia, reflecting: lower cigarette shipment volume, principally in Japan and Korea; lower heated tobacco unit shipment volume in Japan due to net unfavorable estimated distributor inventory movements described in the East Asia & Australia Region section; partly offset by higher heated tobacco unit shipment volume in Korea; and

•	Latin America & Canada, reflecting lower cigarette shipment volume, notably in Argentina, Canada, Colombia and Mexico;

partly offset by

•
Middle East & Africa, reflecting higher cigarette shipment volume in Turkey, as well as higher heated tobacco unit shipment volume, mainly in PMI Duty Free, partly offset by lower cigarette shipment volume in the GCC, notably Saudi Arabia and the UAE; and

•	South & Southeast Asia, reflecting higher cigarette shipment volume, principally in Pakistan, the Philippines and Thailand.

Excluding the net unfavorable impact of total estimated distributor inventory movements of approximately 8.6 billion units, reflecting unfavorable heated tobacco unit inventory movements of approximately 9.5 billion units, partly offset by favorable cigarette inventory movements of approximately 0.9 billion units, both driven mainly by Japan, our total shipment volume increased by 0.3%.

Our shipment volume by brand is shown in the table below:

PMI Shipment Volume by Brand (Million Units)
	Nine Months Year-to-Date
	2018	2017	Change
Cigarettes
Marlboro	195,987	200,115	(2.1)%
L&M	66,751	69,091	(3.4)%
Chesterfield	44,622	40,311	10.7%
Philip Morris	36,687	36,133	1.5%
Sampoerna A	29,131	31,012	(6.1)%
Parliament	31,041	31,723	(2.1)%
Bond Street	23,960	28,675	(16.4)%
Dji Sam Soe	21,151	15,692	34.8%
Lark	17,604	18,627	(5.5)%
Fortune	11,791	9,761	20.8%
Others	71,344	84,417	(15.5)%
Total Cigarettes	550,069	565,557	(2.7)%
Heated Tobacco Units	29,205	20,510	42.4%
Total Cigarettes and Heated Tobacco Units	579,274	586,067	(1.2)%
Note: Sampoerna A includes Sampoerna; Philip Morris includes Philip Morris/Dubliss; and Lark includes Lark Harmony.

Our cigarette shipment volume of the following brands decreased:

•	Marlboro, mainly due to France, the GCC, notably Saudi Arabia and the UAE, Italy, Japan and Korea, partly offset by Indonesia, North Africa and Turkey;

•	L&M, mainly due to the GCC, notably Saudi Arabia, North Africa, notably Egypt, Russia, Turkey and Ukraine, partly offset by Kazakhstan, Serbia and Thailand;

•	Sampoerna A in Indonesia, partly reflecting the impact of its retail price increasing past its round pack price point in the fourth quarter of 2017;

•	Parliament, mainly due to Korea and Russia, partly offset by Turkey;

•	Bond Street, mainly due to Russia and Ukraine;

•	Lark, mainly due to Japan, partly offset by Turkey; and

•
"Others," mainly due to: mid-price brands, notably Sampoerna U in Indonesia, partly reflecting the impact of above-inflation retail price increases; the successful portfolio consolidation of local, low price brands into international trademarks, notably in Brazil, Colombia, Mexico and Russia; low price Jackpot in the Philippines, reflecting uptrading as a result of narrowed price gaps; partly offset by low-price Morven in Pakistan.

Our cigarette shipment volume of the following brands increased:

•	Chesterfield, mainly driven by Argentina, Brazil, Colombia, the GCC, notably Saudi Arabia, Mexico and Turkey, partly offset by Portugal, Russia and Taiwan;

•	Philip Morris, mainly driven by Russia, partly offset by Argentina, Italy and the Philippines;

•	Dji Sam Soe in Indonesia, notably reflecting the continued strong performance of its Magnum Mild 16s variant launched in the second quarter of 2017; and

•	Fortune in the Philippines, reflecting the favorable impact of its narrowed retail price gap to competitors' products.

The increase in our heated tobacco unit shipment volume was driven by all IQOS Regions, reflecting growth in: the EU, notably Italy; EE, notably Russia and Ukraine; ME&A, notably PMI Duty Free; and EA&A, notably Korea, partly offset by Japan, due to net unfavorable estimated distributor inventory movements described in the East Asia & Australia Region section below.

Financial Summary
Financial Summary - Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2018	2017	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$22,126	$20,454	8.2%	6.5%	$1,672	$351	$1,165	$(6)	$162
Cost of Sales	(7,977)	(7,431)	(7.3)%	(4.6)%	(546)	(205)	—	(340)	(1)
Marketing, Administration and Research Costs	(5,411)	(4,717)	(14.7)%	(11.5)%	(694)	(150)	—	—	(544)
Amortization of Intangibles	(63)	(65)	3.1%	3.1%	2	—	—	—	2
Operating Income	$8,675	$8,241	5.3%	5.3%	$434	$(4)	$1,165	$(346)	$(381)
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

For the nine months ended September 30, 2018, net revenues, excluding favorable currency, increased by 6.5%, primarily reflecting a favorable pricing variance, driven by EU, EE, S&SA, EA&A and LA&C, and a favorable "cost/other" variance as described above. Despite an unfavorable volume variance in Japan and Saudi Arabia, volume/mix was essentially flat, notably reflecting a favorable volume variance driven by heated tobacco units.

The favorable currency in net revenues was due primarily to the Euro, Japanese yen and Polish zloty, partially offset by the Argentine peso, Indonesian rupiah, Russian ruble and Turkish lira.

Net revenues include $2,970 million in 2018 and $1,997 million in 2017 related to the sale of RRPs.

Operating income, excluding unfavorable currency, increased by 5.3%, reflecting: a favorable pricing variance; partly offset by unfavorable volume/mix, due mainly to lower mix in Indonesia, lower volume in Japan, lower volume/mix in Russia and lower volume in Saudi Arabia, partly offset by higher volume in Korea. The favorable pricing variance was also partly offset by higher marketing, administration and research costs, primarily related to increased investment behind reduced-risk products, predominantly in the EU and EA&A.

Interest expense, net, of $540 million decreased by $115 million (17.6%), due primarily to our ongoing efforts to optimize our capital structure following the passage of the Tax Cuts and Jobs Act. This included the decision to use existing cash to repay the $2.5 billion principal for our recently matured May 2018 ten-year U.S. bond, which had a coupon of 5.65%.

Our effective tax rate decreased by 3.8 percentage points to 23.3%. The effective tax rate for the nine months ended September 30, 2017, was favorably impacted by a legal entity restructuring ($61 million). We are continuing to evaluate the impact that the Tax Cuts and Jobs Act will have on our tax liability. Based upon our current interpretation of the Tax Cuts and Jobs Act, we estimate that our 2018 effective tax rate will be approximately 24%, subject to future regulatory developments and earnings mix by taxing jurisdiction. For further details, see Note 9. Income Taxes.

We are regularly examined by tax authorities around the world, and we are currently under examination in a number of jurisdictions. It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible change cannot be made at this time.

Net earnings attributable to PMI of $6.0 billion increased by $660 million (12.4%). This increase was due primarily to higher operating income as discussed above, lower interest expense, net and a lower effective tax rate. Diluted and basic EPS of $3.85 increased by 12.2%. Excluding an unfavorable currency impact of $0.02, diluted EPS increased by 12.8%.

Consolidated Operating Results for the Three Months Ended September 30, 2018
The following discussion compares our consolidated operating results for the three months ended September 30, 2018, with the three months ended September 30, 2017.
Our total shipment volume decreased by 2.1%, principally due to:

•	Eastern Europe, reflecting lower cigarette shipment volume, principally in Russia, Kazakhstan and Ukraine, partly offset by higher heated tobacco unit shipment volume, notably in Russia;

•
East Asia & Australia, reflecting: lower cigarette shipment volume, notably in Japan and Korea; lower heated tobacco unit shipment volume in Japan due to net unfavorable estimated distributor inventory movements described in the East Asia & Australia Region section; partly offset by higher cigarette shipment volume in Taiwan, as well as higher heated tobacco unit shipment volume in Korea; and

•	Latin America & Canada, reflecting lower cigarette shipment volume, principally in Argentina, Brazil, Canada and Colombia, partly offset by Mexico;
partly offset by

•
the EU, reflecting higher heated tobacco unit shipment volume, as well as higher cigarette shipment volume in Germany and Poland, partly offset by lower cigarette shipment volume, principally in France and Italy;

•
Middle East & Africa, reflecting higher cigarette shipment volume, principally in the GCC, notably Saudi Arabia, and Turkey, as well as higher heated tobacco unit shipment volume, primarily in PMI Duty Free; and

•	South & South East Asia, reflecting higher cigarette shipment volume, principally in Indonesia and Thailand, partly offset by Pakistan.

Excluding the net unfavorable impact of total estimated distributor inventory movements of approximately 6.7 billion units, essentially reflecting unfavorable heated tobacco unit inventory movements of approximately 6.9 billion units, mainly due to Japan, partly offset by favorable cigarette inventory movements of approximately 0.2 billion units, our total shipment volume increased by 1.1%.

Our shipment volume by brand is shown in the table below:

PMI Shipment Volume by Brand (Million Units)
	Third-Quarter
	2018	2017	Change
Cigarettes
Marlboro	69,121	68,886	0.3%
L&M	24,329	23,809	2.2%
Chesterfield	15,821	15,116	4.7%
Philip Morris	13,505	12,838	5.2%
Sampoerna A	10,333	10,482	(1.4)%
Parliament	11,588	11,354	2.1%
Bond Street	8,595	9,912	(13.3)%
Dji Sam Soe	7,578	6,425	17.9%
Lark	6,058	6,403	(5.4)%
Fortune	4,052	3,451	17.4%
Others	24,088	29,789	(19.1)%
Total Cigarettes	195,068	198,465	(1.7)%
Heated Tobacco Units	8,652	9,725	(11.0)%
Total Cigarettes and Heated Tobacco Units	203,720	208,190	(2.1)%
Note: Sampoerna A includes Sampoerna; Philip Morris includes Philip Morris/Dubliss; and Lark includes Lark Harmony.

Our cigarette shipment volume of the following brands decreased:

•	Sampoerna A in Indonesia, partly reflecting the impact of its retail price increasing past its round pack price point in the fourth quarter of 2017;

•	Bond Street, mainly due to Kazakhstan, Russia and Ukraine;

•	Lark, mainly due to Japan; and

•
"Others," mainly due to: mid-price brands, notably Sampoerna U in Indonesia, partly reflecting the impact of above-inflation retail price increases; the successful portfolio consolidation of local, low price brands into international trademarks, notably in Colombia, Mexico and Russia; and low price Jackpot in the Philippines, reflecting uptrading as a result of narrowed price gaps.

Our cigarette shipment volume of the following brands increased:

•	Marlboro, mainly driven by Algeria, the GCC, notably Saudi Arabia, Indonesia, Mexico, the Philippines and Turkey, partly offset by Argentina, Italy, Japan, Korea and PMI Duty Free;

•	L&M, mainly driven by the GCC, notably Saudi Arabia, Poland and Thailand, partly offset by North Africa, notably Egypt, Russia and Turkey;

•	Chesterfield, mainly driven by Colombia, Mexico and Turkey, partly offset by Russia;

•	Philip Morris, mainly driven by Russia, partly offset by Argentina and the Philippines;

•	Parliament, mainly driven by Japan and Turkey, partly offset by Korea and Russia;

•	Dji Sam Soe in Indonesia, notably reflecting the continued strong performance of its Magnum Mild 16s variant; and

•	Fortune in the Philippines, reflecting the favorable impact of its narrowed retail price gap to competitors' products.

The decrease in our heated tobacco unit shipment volume was due to Japan, reflecting the previously disclosed expectation of a full-year net distributor inventory reduction of approximately three billion units (an estimated four billion unit reduction in Japan and one billion unit increase in other markets) with the reduction in Japan concentrated in the third quarter of 2018.

Financial Summary
Financial Summary - Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2018	2017	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$7,504	$7,473	0.4%	3.3%	$31	$(213)	$483	$(310)	$71
Cost of Sales	(2,618)	(2,735)	4.3%	3.1%	117	32	—	118	(33)
Marketing, Administration and Research Costs	(1,710)	(1,629)	(5.0)%	(5.8)%	(81)	14	—	—	(95)
Amortization of Intangibles	(20)	(21)	4.8%	4.8%	1	—	—	—	1
Operating Income	$3,156	$3,088	2.2%	7.6%	$68	$(167)	$483	$(192)	$(56)
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

For the three months ended September 30, 2018, net revenues, excluding unfavorable currency, increased by 3.3%, primarily reflecting a favorable pricing variance, driven by all Regions, and a favorable "cost/other" variance, as described above, partly offset by unfavorable volume/mix due mainly to EA&A, principally Japan, partly offset by the EU.

The unfavorable currency in net revenues was due primarily to the Indonesian rupiah, Russian ruble and Turkish lira, partially offset by the Euro.

Net revenues include $823 million in 2018 and $947 million in 2017 related to the sale of RRPs.

Operating income, excluding unfavorable currency, increased by 7.6%, reflecting: a favorable pricing variance and the favorable margin impact of lower IQOS device sales, partly offset by unfavorable volume/mix due mainly to EA&A, principally Japan, partly offset by the EU. The favorable pricing variance was also partly offset by higher costs, notably higher manufacturing and marketing, administration and research costs, primarily related to increased investment behind reduced-risk products across all Regions, predominantly the EU.

Interest expense, net, of $145 million decreased by $78 million (35.0%), due primarily to our ongoing efforts to optimize our capital structure following the passage of the Tax Cuts and Jobs Act. This included the decision to use existing cash to repay the principal for our recently matured May 2018 ten-year U.S. bond, which had a coupon of 5.65%.

Our effective tax rate decreased by 5.5 percentage points to 23.0%. We are continuing to evaluate the impact that the Tax Cuts and Jobs Act will have on our tax liability. Based upon our current interpretation of the Tax Cuts and Jobs Act, we estimate that our 2018 effective tax rate will be approximately 24%, subject to future regulatory developments and earnings mix by taxing jurisdiction. For further details, see Note 9. Income Taxes.

Net earnings attributable to PMI of $2.2 billion increased by $277 million (14.1%). This increase was due primarily to higher operating income as discussed above, lower interest expense, net and a lower effective tax rate. Diluted and basic EPS of $1.44 increased by 13.4%. Excluding an unfavorable currency impact of $0.09, diluted EPS increased by 20.5%.

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

Much of the regulation that shapes the business environment in which we operate is driven by the World Health Organization's (“WHO”) Framework Convention on Tobacco Control (“FCTC”), which entered into force in 2005. The FCTC is the first international public health treaty and has as its main objective to establish a global agenda for tobacco regulation, with the purpose of reducing tobacco use. To date, 180 countries and the European Union are Parties to the FCTC. The treaty requires Parties to have in place various tobacco control measures and recommends others. The FCTC governing body, the Conference of the Parties (“CoP”), has also adopted non-binding guidelines and policy recommendations related to certain articles of the FCTC that go beyond the text of the treaty. In October 2018, the CoP recognized the need for more scientific assessment and improved reporting to define policy on heated tobacco products. Similar to its previous policy recommendations on e-cigarettes, the CoP invited countries to regulate, restrict or prohibit heated tobacco products, as appropriate under their national laws. It is not possible to predict whether or to what extent measures recommended by CoP, including the FCTC guidelines, will be implemented.

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

Plain Packaging and Other Packaging Restrictions: Plain packaging legislation bans the use of branding, logos and colors on packaging other than the brand name and variant that may be printed only in specified locations and in a uniform font. To date, Australia, France, Georgia, Hungary, Ireland, New Zealand, Norway, Slovenia, the U.K., and Uruguay have adopted plain packaging laws, which are in various degrees of implementation. In New Zealand, pursuant to an announcement of the Ministry of Health, plain packaging will also apply to heated tobacco products.  At the same time, the government is considering how to best apply risk-proportionate regulations across all tobacco products, including smoked tobacco, heated tobacco products and vaping products.

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

Other Regulatory Issues: Some regulators are considering, or in some cases have adopted, regulatory measures designed to reduce the supply of tobacco products. These include regulations intended to reduce the number of retailers selling tobacco products by, for example, reducing the overall number of tobacco retail licenses available or banning the sale of tobacco products within specified distances of certain public facilities.

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

A number of jurisdictions are considering actions to prevent illicit trade. In November 2012, the FCTC adopted the Protocol to Eliminate Illicit Trade in Tobacco Products (the “Protocol”), which includes supply chain control measures, such as licensing of manufacturers and distributors, enforcement in free trade zones, controls on duty free and Internet sales and the implementation of tracking and tracing technologies. To date, 54 Parties have signed the Protocol, and 48 Parties, including the European Union, have ratified it. The Protocol came into force on September 25, 2018. Parties must now start implementing its measures via national legislation. In October 2018, the first Meeting of the Parties to the Protocol decided to produce a comprehensive report on good practices for the implementation of tracking and tracing systems and to prepare a conceptual framework for global information sharing to combat illicit tobacco trade. We welcome this decision and expect that other Parties will ratify the Protocol.

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

For smokers who would otherwise continue to smoke, we believe that RRPs, while not risk-free, offer a much better consumer choice. Accordingly, our key strategic priorities are: to develop and commercialize products that present less risk of harm to adult smokers who switch to those products versus continued smoking; and to convince current adult smokers who would otherwise continue to smoke to switch to those products.

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

Four RRP platforms are in various stages of development and commercialization readiness:

        Platform 1 uses a precisely controlled heating device that we are commercializing under the IQOS brand name, into which a specially designed and proprietary tobacco unit is inserted and heated to generate an aerosol. We have conducted a series of clinical studies for this platform, the results of which were included in our submission to the U.S. Food and Drug Administration (“FDA”) described below. The results of the first six-month term of the 6+6 month exposure response study were received at the end of 2017, and the related report was completed and submitted to the FDA in the second quarter of 2018. The study showed that all eight of the co-primary clinical risk endpoints moved in the same direction in the group that switched to IQOS as observed for smoking cessation, with statistically significant changes in five of the eight endpoints compared with on-going smoking. The results of the second six-month term of the 6+6 month exposure response study were received for analysis in the second quarter of 2018; the related report is under preparation and is expected to be finalized later in 2018. In addition, as set out in our submission to the FDA referenced above, we completed an 18-month combined chronic toxicity and carcinogenicity study in mice, which was ongoing at the time of our FDA submission. We shared the results with the FDA in August 2018.

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

    Platform 3 provides an aerosol of nicotine salt formed by the chemical reaction of nicotine with a weak organic acid. We have explored two routes for this platform, one with electronics and one without, and conducted nicotine pharmacokinetic studies with both versions. The results related to the version without electronics were received, and the related report is expected to be finalized later in 2018. We will also initiate a clinical product use and adaptation study.

    Platform 4 covers e-vapor products, which are battery-powered devices that produce an aerosol by vaporizing a nicotine-containing liquid solution. Our e-vapor products comprise devices using current generation technology and our new e-vapor mesh technology that addresses certain challenges presented by some e-vapor products currently on the market. Our IQOS MESH products are designed to ensure the consistency and quality of the generated aerosol. We conducted a nicotine pharmacokinetic study in 2017. The results of this study were received in the second quarter of 2018 for analysis, and we expect the related report to be finalized later in 2018. We will also initiate a clinical reduced exposure study to measure selected biomarkers of exposure to HPHCs and assess changes in clinical risk markers.

After we receive the results of our scientific studies mentioned above, in accordance with standard scientific practices, we intend to share the conclusions in scientific forums and to submit them for inclusion in peer-reviewed publications.

Commercialization of RRPs: We are building a new product category and tailor our commercialization strategy to the characteristics of each specific market. We focus our commercialization efforts on consumer retail experience, guided consumer trials and customer care, as well as digital communication programs.  In order to accelerate switching to IQOS, our initial market introductions typically entail one-on-one consumer engagement and introductory device discounts.  These initial commercialization efforts require substantial investment, which we believe will moderate over time.

In 2014, we introduced the IQOS heated tobacco product system in pilot city launches in Nagoya, Japan, and in Milan, Italy. Since then, we have continuously expanded our commercialization activities, and IQOS is currently available for sale in 43 markets in key cities or nationwide.

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

We estimate that while some IQOS users are experimenting with competitive products, only a very small percentage of converted IQOS users in Japan switch to those products. We have also observed in Japan that while competitive products have the greatest impact following the initial launch, such impact diminishes over time as adult consumers recognize the benefits of IQOS.

We estimate that only a very small percentage of adult smokers who convert to IQOS switch back to cigarettes.

In the first quarter of 2016, we started the large scale commercial production of heated tobacco units. We have been integrating the production of our heated tobacco units into a number of our existing manufacturing facilities and progressing with our plans to build manufacturing capacity for our other RRP platforms.

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

Our commercialization efforts for the other RRP platforms are as follows:

•	We currently market our e-vapor products in several markets, including Ireland, Israel, Spain and the U.K. In July 2018, we pilot-launched IQOS MESH, one of our Platform 4 products, in London, U.K.

•	We completed a small-scale city test of TEEPS, our Platform 2 product, that we had initiated in December 2017 in Santo Domingo, the Dominican Republic.

•	Depending on the outcome of the use and adaptation study described above, we plan to conduct a consumer test of our Platform 3 product.

RRP Regulation and Taxation: RRPs contain nicotine and are not risk-free. We therefore support science-based regulation and taxation of RRPs. Regulation and taxation should differentiate between cigarettes and products that present, are likely to present, or have the potential to present less risk of harm to adult smokers who switch to these products versus continued smoking and recognize a continuum of risk for tobacco and other nicotine-containing products. Regulation should provide minimum standards for RRPs and specific rules for product assessment methodologies, ingredients, labelling and consumer communication, and should ensure that the public is informed about the health risks of all combustible and non-combustible tobacco and nicotine-containing products. Regulation, as well as industry practices, should reflect the fact that youth should not consume nicotine in any form.

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

Following a rise in e-cigarette use among minors in the U.S., in September 2018, the FDA announced a series of actions aimed to increase the scrutiny of the sale and manufacturing of e-cigarettes in the U.S. While we do not sell products in the U.S. and therefore are not subject to these actions, we continue to support regulation and industry practices that reflect the fact that youth should not consume nicotine in any form.

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

On June 7, 2018, the Korean Food and Drug Administration (“KFDA”) issued a statement on products that heat rather than burn tobacco. The KFDA tested three heat-not-burn products, one of which was IQOS. The KFDA confirmed that the levels of the nine HPHCs tested in the aerosol of these products were on average approximately 90% lower compared to those measured in the cigarette smoke of the top five cigarette brands in South Korea. However, the KFDA stated that it could not establish that the tested heat-not-burn products are less harmful than cigarettes. In October 2018, our Korean affiliate filed a request with a local court seeking information underlying KFDA’s analysis, conclusions and public statements.

On August 17, 2018, the Science & Technology Committee of the U.K. House of Commons published a report of its inquiry into e-cigarettes and heat-not-burn tobacco products. The report concluded that e-cigarettes are significantly less harmful to health than smoking tobacco. The report also observed that for those smokers who don’t accept e-cigarettes, heat-not-burn tobacco products may offer a public health benefit despite their relative risk. The report called for a risk-proportionate regulatory environment for both e-cigarettes and heat-not-burn tobacco products and noted that e-cigarettes should remain the least taxed, cigarettes the most taxed, with heat-not-burn products falling between the two.

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

In July 2015, we extended the strategic framework with Altria to include a Joint Research, Development and Technology Sharing Agreement. The additional agreement provides the framework under which PMI and Altria collaborate to develop the next generation of e-vapor products for commercialization in the United States by Altria and in markets outside the United States by PMI. The collaboration between PMI and Altria in this endeavor is enabled by exclusive technology cross licenses and technical information sharing. The agreements also provide for cooperation on the scientific assessment of, and for the sharing of improvements to, the existing generation of licensed products.

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

U.S. GAAP Treatment of Argentina as a Highly Inflationary Economy

Following the categorization of Argentina by the International Practices Task Force of the Center for Audit Quality as a country with a three-year cumulative inflation rate greater than 100%, the country is considered highly inflationary in accordance with U.S. GAAP. Consequently, we began to account for the operations of our Argentinian affiliates as highly inflationary, and to treat the U.S. dollar as the functional currency of the affiliates, effective July 1, 2018. Following this accounting change and further devaluation of the Argentine peso, our full-year 2018 diluted EPS forecast includes an unfavorable currency impact of approximately $0.06 at prevailing exchange rates, which is now considered as part of the underlying business results, reducing currency-neutral diluted EPS growth.

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

Operating Results – Three Months and Nine Months Ended September 30, 2018

The following discussion compares operating results within each of our reportable segments for the three months and nine months ended September 30, 2018, with the three months and nine months ended September 30, 2017.

Unless otherwise stated, references to total industry, total market, our shipment volume and our market share performance reflect cigarettes and heated tobacco units.

European Union:

Financial Summary - Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2018	2017	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$2,467	$2,204	11.9%	10.6%	$263	$30	$77	$156	$—
Operating Income	$1,179	$1,025	15.0%	13.2%	$154	$19	$77	$110	$(52)
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs; asset impairment and exit costs; and amortization of intangibles.

For the three months ended September 30, 2018, net revenues, excluding favorable currency, increased by 10.6%, reflecting: a favorable pricing variance, driven principally by Germany and Italy, partly offset by France; and favorable volume/mix, primarily reflecting favorable volume across the Region, driven by heated tobacco unit volume, partly offset by France.

The net revenues of the European Union segment include $242 million in 2018 and $65 million in 2017 related to the sale of RRPs.

Operating income, excluding favorable currency, increased by 13.2%, mainly reflecting: a favorable pricing variance; and favorable volume/mix across the Region; partially offset by higher manufacturing costs and marketing, administration and research costs, primarily related to investments behind reduced-risk products.

Financial Summary - Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2018	2017	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$6,958	$6,054	14.9%	5.8%	$904	$553	$194	$157	$—
Operating Income	$3,096	$2,717	13.9%	3.0%	$379	$298	$194	$62	$(175)
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs; asset impairment and exit costs; and amortization of intangibles.

For the nine months ended September 30, 2018, net revenues, excluding favorable currency, increased by 5.8%, reflecting a favorable pricing variance, driven principally by Germany and Italy, partly offset by France, and favorable volume/mix, notably Bulgaria, the Czech Republic, Italy and Poland, driven by heated tobacco unit volume, partly offset by unfavorable volume in France.

The net revenues of the European Union segment include $577 million in 2018 and $145 million in 2017 related to the sale of RRPs.

Operating income, excluding favorable currency, increased by 3.0%, mainly due to: a favorable pricing variance; favorable volume/mix, notably in Bulgaria, the Czech Republic and Poland, driven by heated tobacco unit volume, partly offset by France and Germany; partly offset by higher manufacturing costs and marketing, administration and research costs, primarily related to investments behind reduced-risk products.

European Union - Total Market, PMI Shipment Volume and Market Share Commentaries

Total market, PMI shipment volume and market share performance are shown in the table below:

European Union Key Data	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2018	2017	% / pp	2018	2017	% / pp
Total Market (billion units)	131.3	131.7	(0.3)%	365.3	372.7	(2.0)%

PMI Shipment Volume (million units)
Cigarettes	48,223	49,114	(1.8)%	135,878	141,412	(3.9)%
Heated Tobacco Units	1,730	464	+100.0%	3,853	1,040	+100.0%
Total European Union	49,953	49,578	0.8%	139,731	142,452	(1.9)%

PMI Market Share
Marlboro	18.5%	18.7%	(0.2)	18.4%	18.7%	(0.3)
L&M	7.0%	6.8%	0.2	6.9%	6.9%	—
Chesterfield	5.9%	6.1%	(0.2)	5.9%	6.0%	(0.1)
Philip Morris	2.9%	3.0%	(0.1)	3.0%	3.1%	(0.1)
HEETS	1.2%	0.3%	0.9	1.0%	0.2%	0.8
Others	3.0%	3.2%	(0.2)	3.2%	3.2%	—
Total European Union	38.5%	38.1%	0.4	38.4%	38.1%	0.3

In the third quarter, the estimated total market in the EU decreased by 0.3% to 131.3 billion units, or by 1.0% excluding the net impact of favorable estimated trade inventory movements, mainly due to:

•	France, down by 8.6%, primarily reflecting the impact of significant excise-tax driven price increases in November 2017 and March 2018, and an increase in the prevalence of illicit trade; and

•	Italy, down by 2.4%, primarily reflecting the impact of retail price increases in March 2018;
partly offset by

•	Poland, up by 6.5%, partly reflecting a favorable comparison with the third quarter of 2017 which decreased by 2.9%.

In the third quarter, our total shipment volume increased by 0.8% to 50.0 billion units, notably driven by:

•	Germany, up by 2.8%, primarily driven by higher market share, notably of Marlboro, and higher heated tobacco unit shipment volume; and

•	Poland, up by 7.4%, primarily reflecting the higher total market;
partly offset by

•
France, down by 6.7%, primarily due to a lower total market, partly offset by higher market share primarily driven by Marlboro, benefiting from its narrowed price gap with competitors' alternatives following its positioning to the round price of €8.00/pack as of March 2018, and the positive momentum of Philip Morris initiated with its price repositioning in November 2017 and extended with its XXL line variant in March 2018; and

•	Italy, down by 3.8%, reflecting the lower total market and lower cigarette market share, partly offset by higher heated tobacco unit shipment volume.

In the third quarter, our total market share increased by 0.4 points to 38.5%, with gains notably in Belgium, Bulgaria, Croatia, France, Germany, Greece, Hungary, the Netherlands, Poland, Portugal, the Slovak Republic and Sweden, partly offset by declines in the Czech Republic, Denmark, Italy, Romania, Spain, Switzerland and the United Kingdom.

For the nine months year-to-date, the estimated total market in the EU decreased by 2.0% to 365.3 billion units, notably due to:

•	France, down by 10.1%, reflecting the same factors as in the quarter;

•	Germany, down by 2.6%, primarily reflecting the impact of price increases in 2017 and in March 2018;

•	Italy, down by 2.1%, reflecting the same factor as in the quarter; and

•	the United Kingdom, down by 5.7%, primarily reflecting the impact of price increases;
partly offset by

•	Poland, up by 2.7%, primarily reflecting a decrease in the prevalence of illicit trade.

For the nine months year-to-date, our total shipment volume decreased by 1.9% to 139.7 billion units, or by 1.4% excluding the net impact of unfavorable estimated distributor inventory movements, notably due to:

•	France, down by 6.7%, primarily reflecting the same factors as in the quarter;

•	Germany, down by 2.2%, primarily due to the lower total market, partly offset by higher market share; and

•
Italy, down by 4.1%, or by 2.6% excluding unfavorable estimated distributor inventory movements associated with the timing of price increases in March 2018, partly offset by higher heated tobacco unit shipment volume.

For the nine months year-to-date, our total market share increased by 0.3 points to 38.4%, with gains notably in Belgium, Bulgaria, Croatia, Denmark, France, Germany, Greece, Hungary, the Netherlands, Portugal, Romania, the Slovak Republic, partly offset by declines in Austria, the Czech Republic, Italy, Poland, Spain, Sweden, Switzerland and the United Kingdom.

Eastern Europe:

Financial Summary - Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2018	2017	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$778	$705	10.4%	16.9%	$73	$(46)	$91	$28	$—
Operating Income	$270	$244	10.7%	33.6%	$26	$(56)	$91	$(10)	$1
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs; asset impairment and exit costs; and amortization of intangibles.

For the three months ended September 30, 2018, net revenues, excluding unfavorable currency, increased by 16.9%, reflecting a favorable pricing variance, mainly driven by Russia and Ukraine, and favorable volume/mix, primarily due to Russia and Ukraine driven by heated tobacco units.

The net revenues of the Eastern Europe segment include $73 million in 2018 and $9 million in 2017 related to the sale of RRPs.

Operating income, excluding unfavorable currency, increased by 33.6%, mainly reflecting a favorable pricing variance, partly offset by unfavorable volume/mix, predominantly due to unfavorable mix in Russia.

Financial Summary - Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2018	2017	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$2,105	$1,918	9.7%	11.1%	$187	$(26)	$243	$(30)	$—
Operating Income	$682	$627	8.8%	19.8%	$55	$(69)	$243	$(98)	$(21)
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs; asset impairment and exit costs; and amortization of intangibles.

For the nine months ended September 30, 2018, net revenues, excluding unfavorable currency, increased by 11.1%, reflecting a favorable pricing variance, mainly driven by Russia and Ukraine, partly offset by unfavorable volume/mix, primarily due to Russia.

The net revenues of the Eastern Europe segment include $179 million in 2018 and $19 million in 2017 related to the sale of RRPs.

Operating income, excluding unfavorable currency, increased by 19.8%, mainly reflecting: a favorable pricing variance and lower manufacturing costs; partly offset by unfavorable volume/mix, predominantly due to Russia, and higher marketing, administration and research costs notably reflecting increased investments behind reduced-risk products in Russia.

Eastern Europe - Total Market, PMI Shipment Volume and Market Share Commentaries

In the third quarter, the estimated total market in Eastern Europe decreased, notably due to:

•	Russia, down by 7.8%, primarily reflecting the timing and impact of excise tax-driven retail price increases, as well as an increase in the prevalence of illicit trade; and

•	Ukraine, down by 9.4%, primarily reflecting the timing and impact of excise-tax driven retail price increases and an increase in the prevalence of illicit trade.

For the nine months year-to-date, the estimated total market in Eastern Europe decreased, notably due to:

•	Russia, down by 8.6%, mainly reflecting the same factors as in the quarter; and

•	Ukraine, down by 8.2%, mainly reflecting the same factors as in the quarter.

PMI Shipment Volume (million units)	Third-Quarter			Nine Months Year-to-Date
	2018	2017	Change	2018	2017	Change
Cigarettes	29,801	31,749	(6.1)%	80,294	88,426	(9.2)%
Heated Tobacco Units	1,152	180	+100.0%	2,667	351	+100.0%
Total Eastern Europe	30,953	31,929	(3.1)%	82,961	88,777	(6.6)%

In the third quarter, our total shipment volume decreased by 3.1% to 31.0 billion units, or by 5.1% excluding the net favorable impact of estimated distributor inventory movements, notably in:

•
Russia, down by 3.0%, or by 5.3% excluding the net favorable impact of estimated distributor inventory movements, mainly due to the lower total market; lower cigarette market share, as measured by Nielsen, largely due to mid-price L&M , and low price Bond Street and Next, reflecting the impact of down-trading to competitive products, partly offset by Philip Morris; partially offset by higher heated tobacco unit shipment volume;

•	Kazakhstan, down by 9.2%, mainly due to the lower total market, partly offset by higher market share; and

•	Ukraine, down by 3.7%, mainly due to the lower total market, partly offset by higher heated tobacco unit shipment volume.

For the nine months year-to-date, our total shipment volume decreased by 6.6% to 83.0 billion units, notably in:

•	Russia, down by 8.8%, mainly due to the same factors as in the quarter; and

•	Ukraine, down by 8.3%, mainly due to the same factors as in the quarter.

Middle East & Africa:

Financial Summary - Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2018	2017	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$1,143	$1,078	6.0%	15.0%	$65	$(97)	$19	$72	$71
Operating Income	$491	$495	(0.8)%	18.8%	$(4)	$(97)	$19	$59	$15
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

For the three months ended September 30, 2018, net revenues, excluding unfavorable currency, increased by 15.0%, reflecting: a favorable pricing variance, mainly driven by Egypt and Turkey; favorable volume/mix, principally driven by favorable volume in the GCC, notably Saudi Arabia, as well as PMI Duty Free and Turkey, partly offset by Egypt; and a favorable "cost/other" variance, as described above.

The net revenues of the Middle East & Africa segment include $124 million in 2018 and $31 million in 2017 related to the sale of RRPs.

Operating income, excluding unfavorable currency, increased by 18.8%, mainly reflecting a favorable pricing variance; favorable volume/mix, principally driven by favorable volume in the GCC, notably Saudi Arabia, as well as PMI Duty Free and Turkey; and lower marketing, administration and research costs primarily related to the favorable "cost/other" variance.

Financial Summary - Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2018	2017	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$3,126	$3,017	3.6%	6.4%	$109	$(83)	$(32)	$62	$162
Operating Income	$1,268	$1,463	(13.3)%	(3.6)%	$(195)	$(143)	$(32)	$9	$(29)
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

For the nine months ended September 30, 2018, net revenues, excluding unfavorable currency, increased by 6.4%, reflecting: a favorable "cost/other" variance, as described above; favorable volume/mix, primarily driven by favorable volume in PMI Duty Free and Turkey, partly offset by the GCC, notably Saudi Arabia; partly offset by an unfavorable pricing variance, due mainly to Saudi Arabia, partly offset by Egypt.

The net revenues of the Middle East & Africa segment include $313 million in 2018 and $45 million in 2017 related to the sale of RRPs.

Operating income, excluding unfavorable currency, decreased by 3.6%, mainly reflecting: an unfavorable pricing variance, and higher manufacturing costs, partly due to PMI Duty Free relating to reduced-risk products. The unfavorable pricing and higher manufacturing costs were partly offset by favorable volume/mix, primarily driven by favorable volume in PMI Duty Free and Turkey, partly offset by Saudi Arabia.

Middle East & Africa - Total Market, PMI Shipment Volume and Market Share Commentaries

In the third quarter, the estimated total market in the Middle East & Africa increased, notably driven by:

•	Turkey, up by 11.3%, notably reflecting a reduction in the prevalence of illicit trade;
partly offset by

•	North Africa, down by 4.4%, mainly due to Egypt reflecting the impact of retail price increases in November 2017 and July 2018.

For the nine months year-to-date, the estimated total market in the Middle East & Africa increased, notably due to:

•	Turkey, up by 13.1%, primarily reflecting the same factor as in the quarter;
partly offset by

•	North Africa, notably: Algeria, down by 5.2%, or by 1.4% excluding the unfavorable impact of trade inventory movements; and

•	Saudi Arabia and the UAE, down by 24.5% and 30.4%, respectively, primarily reflecting the impact of price increases and the introduction of the new excise tax in 2017, and VAT in January 2018.

PMI Shipment Volume (million units)	Third-Quarter			Nine Months Year-to-Date
	2018	2017	Change	2018	2017	Change
Cigarettes	37,406	37,088	0.9%	100,831	101,399	(0.6)%
Heated Tobacco Units	1,152	247	+100.0%	2,832	410	+100.0%
Total Middle East & Africa	38,558	37,335	3.3%	103,663	101,809	1.8%

In the third quarter, our total shipment volume increased by 3.3% to 38.6 billion units, notably in:

•	the GCC, notably: Saudi Arabia, up by 18.5%, reflecting higher market share;

•	Turkey, up by 12.3%, reflecting a higher total market; and

•	PMI Duty Free, up by 4.4%, reflecting higher heated tobacco unit shipment volume;
partly offset by

•	Egypt, down by 16.6%, reflecting a lower total market and lower market share.

For the nine months year-to-date, our total shipment volume increased by 1.8% to 103.7 billion units, notably in:

•	Turkey, up by 13.2%, reflecting a higher total market; and

•	PMI Duty Free, up by 15.0%, mainly reflecting higher heated tobacco shipment volume;
partly offset by

•	the GCC, notably: Saudi Arabia, down by 42.8%, and the UAE, down by 64.2%, reflecting the lower total market and market share due to the impact of excise tax and VAT-driven price increases.

South & Southeast Asia:

Financial Summary - Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2018	2017	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$1,197	$1,129	6.0%	13.2%	$68	$(81)	$150	$(1)	$—
Operating Income	$455	$411	10.7%	21.2%	$44	$(43)	$150	$(18)	$(45)
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs; asset impairment and exit costs; and amortization of intangibles.

For the three months ended September 30, 2018, net revenues, excluding unfavorable currency, increased by 13.2%, reflecting: a favorable pricing variance, driven principally by Indonesia and the Philippines, partly offset by Thailand. Essentially flat volume/mix largely reflected unfavorable mix in Indonesia and Thailand offset by favorable volume in Thailand.

Operating income, excluding unfavorable currency, increased by 21.2%, mainly reflecting: a favorable pricing variance; partly offset by unfavorable volume/mix, mainly due to Indonesia, partly offset by Thailand, and higher manufacturing costs and marketing, administration and research costs, partly due to Indonesia and Thailand.

Financial Summary - Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2018	2017	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$3,434	$3,206	7.1%	11.2%	$228	$(130)	$401	$(43)	$—
Operating Income	$1,324	$1,100	20.4%	27.1%	$224	$(74)	$401	$(90)	$(13)
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs; asset impairment and exit costs; and amortization of intangibles.

For the nine months ended September 30, 2018, net revenues, excluding unfavorable currency, increased by 11.2%, reflecting: a favorable pricing variance, driven principally by Indonesia and the Philippines, partly offset by Thailand; partly offset by unfavorable volume/mix, mainly due to unfavorable mix in Indonesia and Thailand, partly offset by favorable volume in Pakistan and Thailand.

Operating income, excluding unfavorable currency, increased by 27.1%, mainly driven by a favorable pricing variance, partly offset by unfavorable volume/mix, mainly due to Indonesia, partly offset by Pakistan and Thailand.

South & Southeast Asia - Total Market, PMI Shipment Volume and Market Share Commentaries

In the third quarter, the estimated total market in South & Southeast Asia increased, notably driven by:

•	Indonesia, up by 1.4%, reflecting slightly improved macro-economics; and

•
Pakistan, up by 6.1% or approximately 0.8 billion units, reflecting an increase in the duty-paid market driven by a lower prevalence of illicit trade, as well as the timing impact of estimated trade inventory movements related to excise tax changes in 2017 and 2018. Excluding the net impact of favorable estimated trade inventory movements, the total market was up by 5.6%;

partly offset by

•	the Philippines, down by 1.4%, reflecting the impact of excise tax-driven retail price increases; and

•	Thailand, down by 9.0%, primarily reflecting the impact of excise tax-driven price increases.

For the nine months year-to-date, the estimated total market in South & Southeast Asia increased, notably driven by:

•
Pakistan, up by 43.8% or approximately 13.4 billion units, notably reflecting an increase in the duty-paid market driven by a reduction in the prevalence of illicit trade resulting from excise tax reform in May 2017. Excluding the net impact of favorable estimated trade inventory movements, as mentioned above, the total market was up by 23.2%;

partly offset by

•	Indonesia, down by 0.5%, primarily reflecting soft consumer spending in the first half of 2018 and above inflation excise tax-driven retail price increases;

•	the Philippines, down by 3.0%, primarily reflecting the same factor as in the quarter; and

•	Thailand, down by 9.8%, primarily reflecting the same factor as in the quarter.

PMI Shipment Volume (million units)	Third-Quarter			Nine Months Year-to-Date
	2018	2017	Change	2018	2017	Change
Cigarettes	45,840	44,731	2.5%	130,846	124,655	5.0%
Heated Tobacco Units	—	—	—%	—	—	—%
Total South & Southeast Asia	45,840	44,731	2.5%	130,846	124,655	5.0%

In the third quarter, our total shipment volume increased by 2.5% to 45.8 billion units, mainly driven by:

•	Indonesia, up by 1.2%, mainly reflecting the higher total market; and

•
Thailand, up by 85.7%, mainly reflecting higher market share driven by the price repositioning of the L&M 7.1 variant in the third quarter of 2017 and its subsequent distribution expansion during 2018;

partly offset by

•	Pakistan, down by 11.2%, mainly reflecting lower market share, disproportionately impacted by the estimated trade inventory movements mentioned above, partly offset by a higher total market.

For the nine months year-to-date, our total shipment volume increased by 5.0% to 130.8 billion units, notably driven by:

•	Pakistan, up by 43.4%, reflecting the higher total market;

•	the Philippines, up by 1.1%, mainly reflecting higher market share, partly offset by a lower total market; and

•	Thailand, up by 64.2%, mainly reflecting the same factors as in the quarter.

East Asia & Australia:

Financial Summary - Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2018	2017	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$ 1,166	$ 1,601	(27.2)%	(27.5)%	$(435)	$6	$86	$(527)	$—
Operating Income	$ 426	$ 648	(34.3)%	(33.3)%	$(222)	$(6)	$86	$(307)	$5
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs; asset impairment and exit costs; and amortization of intangibles.

For the three months ended September 30, 2018, net revenues, excluding favorable currency, decreased by 27.5%, reflecting: an unfavorable volume/mix, primarily due to heated tobacco unit volume in Japan resulting from the adjustment of estimated distributor inventories described below, partly offset by favorable heated tobacco unit volume in Korea. The unfavorable volume/mix was partly offset by a favorable pricing variance.

The net revenues of the East Asia & Australia segment include $377 million in 2018 and $841 million in 2017 related to the sale of RRPs.

Operating income, excluding unfavorable currency, decreased by 33.3%, mainly reflecting: unfavorable volume/mix, primarily due to heated tobacco unit volume in Japan resulting from the adjustment of estimated distributor inventories described below, partly offset by favorable heated tobacco unit volume in Korea; and higher marketing, administration and research costs, notably in Japan. The unfavorable volume/mix and higher marketing, administration and research costs were partly offset by a favorable pricing variance and favorable manufacturing costs related to Japan.

Financial Summary - Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2018	2017	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$4,235	$4,149	2.1%	(0.3)%	$86	$99	$65	$(78)	$—
Operating Income	$1,439	$1,630	(11.7)%	(12.0)%	$(191)	$5	$65	$(162)	$(99)
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs; asset impairment and exit costs; and amortization of intangibles.

For the nine months ended September 30, 2018, net revenues, excluding favorable currency, decreased by 0.3%, reflecting an unfavorable volume/mix, due to unfavorable volume in Australia and Japan, partly offset by favorable heated tobacco unit volume and IQOS device sales in Korea. The unfavorable volume/mix was partly offset by a favorable pricing variance.

The net revenues of the East Asia & Australia segment include $1,887 million in 2018 and $1,786 million in 2017 related to the sale of RRPs.

Operating income, excluding favorable currency, decreased by 12.0%, mainly reflecting: unfavorable volume/mix, mainly due to unfavorable volume in Australia and Japan, partly offset by favorable heated tobacco unit volume and IQOS device sales in Korea; and higher marketing, administration and research costs, primarily related to investments behind reduced-risk products; partly offset by a favorable pricing variance, as well as favorable manufacturing costs related to Japan.

East Asia & Australia - Total Market, PMI Shipment Volume and Market Share Commentaries

In the third quarter, the estimated total market in East Asia & Australia increased, notably driven by:

•
Japan, up by 10.1%, primarily reflecting the favorable impact of estimated trade and consumer inventory movements ahead of the October 1, 2018 excise tax-driven retail price increases. Excluding these inventory movements, the estimated total market decreased by 2.1%; and

•
Taiwan, up by +100%, primarily reflecting a favorable comparison with the third quarter of 2017 that was impacted by the reversal of estimated trade inventory movements following the excise tax-driven retail price increases in June 2017. Excluding these inventory movements, the total estimated market decreased by 11.6%, primarily reflecting the impact of the retail price increases;

partly offset by

•
Korea, down by 5.8%, primarily reflecting an unfavorable comparison with the third quarter of 2017 that benefited from estimated trade inventory movements ahead of public holidays in the fourth quarter of 2017. Excluding these inventory movements, the estimated total market decreased by 2.4%.

For the nine months year-to-date, the estimated total market in East Asia & Australia decreased, notably due to:

•	Australia, down by 6.2%, primarily reflecting the impact of excise tax-driven retail price increases in 2017 and the first quarter of 2018;

•	Korea, down by 3.3%, or by 2.3% excluding the impact of the estimated trade inventory movements mentioned above; and

•
Taiwan, down by 23.3%, or by 16.7% excluding the impact of the estimated trade inventory movements mentioned above, primarily reflecting the impact of excise tax-driven retail price increases in June 2017;

partly offset by

•	Japan, up by 2.1%, or down by 2.1% excluding the impact of the estimated trade and consumer inventory movements mentioned above.

PMI Shipment Volume (million units)	Third-Quarter			Nine Months Year-to-Date
	2018	2017	Change	2018	2017	Change
Cigarettes	14,186	15,331	(7.5)%	43,391	48,364	(10.3)%
Heated Tobacco Units	4,575	8,826	(48.2)%	19,755	18,697	5.7%
Total East Asia & Australia	18,761	24,157	(22.3)%	63,146	67,061	(5.8)%

In the third quarter, our total shipment volume decreased by 22.3% to 18.8 billion units, reflecting lower cigarette shipment volume, notably in Japan and Korea, and lower heated tobacco unit shipment volume in Japan, partly offset by higher cigarette shipment volume in Taiwan, as well as higher heated tobacco unit shipment volume in Korea.

Excluding the net unfavorable impact of an estimated 7.4 billion units of total distributor inventory movements, primarily related to heated tobacco units in Japan, our total shipment volume increased by 9.1%.

Our total shipment volume in Japan was down by 35.4%. Excluding the impact of estimated distributor inventory movements, our total shipment volume in Japan was up by up by 11.0%, reflecting an increase of heated tobacco unit shipment volume of 42.5%, partly offset by a decline of cigarette shipment volume of 6.7%.

The net unfavorable estimated distributor inventory movements in Japan primarily reflected the impact of higher heated tobacco unit inventory movements in the third quarter of 2017 of approximately 3.1 billion units and lower heated tobacco unit inventory movements in the third quarter of 2018 of approximately 4.3 billion units.

For the nine months year-to-date, our total shipment volume decreased by 5.8% to 63.1 billion units, reflecting lower cigarette shipment volume, principally in Japan and Korea, and lower heated tobacco unit shipment volume in Japan, partly offset by higher heated tobacco unit shipment volume in Korea.

Excluding the net unfavorable impact of an estimated 9.2 billion units of total distributor inventory movements, primarily in Japan, reflecting net unfavorable heated tobacco unit inventory movements of approximately 10.3 billion units, partly offset by net favorable cigarette inventory movements of approximately 1.1 billion units, PMI's total shipment volume increased by 8.4%.

Our total shipment volume in Japan was down by 11.9%. Excluding the impact of estimated distributor inventory movements, our total shipment volume in Japan was up by 9.6%, reflecting an increase of heated tobacco unit shipment volume of 63.1%, partly offset by a decline of cigarette shipment volume of 14.0%.

The net unfavorable estimated distributor inventory movements in Japan of approximately 9.3 billion units, primarily reflecting higher heated tobacco unit inventory movements year-to-date 2017 of approximately 5.7 billion units, lower cigarette inventory movements year-to-date 2017 of approximately 1.0 billion units, and lower heated tobacco unit inventory movements year-to-date 2018 of approximately 4.6 billion units.

Latin America & Canada:

Financial Summary - Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2018	2017	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$753	$756	(0.4)%	2.9%	$(3)	$(25)	$60	$(38)	$—
Operating Income	$335	$265	26.4%	20.4%	$70	$16	$60	$(26)	$20
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs; asset impairment and exit costs; and amortization of intangibles.

For the three months ended September 30, 2018, net revenues, excluding unfavorable currency, increased by 2.9%, reflecting: a favorable pricing variance, notably in Canada and Mexico, partly offset by Argentina, partially reflecting the adoption of highly inflationary accounting; partly offset by unfavorable volume/mix, mainly due to unfavorable volume in Argentina and Canada, partly offset by favorable volume in Mexico reflecting a favorable comparison with the third quarter of 2017.

The net revenues of the Latin America & Canada segment include $5 million in 2018 and $1 million in 2017 related to the sale of RRPs.

Operating income, excluding favorable currency, increased by 20.4%, reflecting: a favorable pricing variance; and favorable costs, mainly reflecting lower manufacturing costs in Argentina, partially reflecting the adoption of highly inflationary accounting, and Mexico; partly offset by unfavorable volume/mix, mainly in Argentina and Canada, partly offset by Mexico.

Financial Summary - Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2018	2017	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$2,268	$2,110	7.5%	10.4%	$158	$(62)	$294	$(74)	$—
Operating Income	$866	$704	23.0%	26.0%	$162	$(21)	$294	$(67)	$(44)
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs; asset impairment and exit costs; and amortization of intangibles.

For the nine months ended September 30, 2018, net revenues, excluding unfavorable currency, increased by 10.4%, reflecting a favorable pricing variance across the Region, notably in Argentina, Canada and Mexico, partly offset by unfavorable volume/mix, mainly due to unfavorable volume in Argentina and Canada.

The net revenues of the Latin America & Canada segment include $14 million in 2018 and $2 million in 2017 related to the sale of RRPs.

Operating income, excluding unfavorable currency, increased by 26.0%, largely reflecting a favorable pricing variance, partly offset by: unfavorable volume/mix, mainly in Argentina and Canada, as well as higher manufacturing and marketing, administration and research costs, primarily related to increased investment behind reduced-risk products in the Region, coupled with an unfavorable comparison to 2017 related to the sale of assets, primarily in the Dominican Republic.

Latin America & Canada - Total Market, PMI Shipment Volume and Market Share Commentaries

In the third quarter, the estimated total market in Latin America & Canada decreased, notably due to:

•	Argentina, down by 8.5%, primarily reflecting the impact of retail price increases in 2017 and 2018; and

•	Brazil, down by 12.5%, primarily reflecting the impact of retail price increases in 2017 and August 2018;
partly offset by

•	Mexico, up by 7.3%, or down by 0.6% excluding estimated trade inventory movements related to the timing of price increases in June 2018 compared to July of the prior year.

For the nine months year-to-date, the estimated total market in Latin America & Canada decreased, notably due to:

•	Argentina, down by 3.9% , primarily reflecting the same factor as in the quarter;

•	Brazil, down by 9.7%, primarily reflecting the same factor as in the quarter; and

•	Colombia, down by 10.9%, primarily reflecting the impact of excise tax-driven retail price increases.

PMI Shipment Volume (million units)	Third-Quarter			Nine Months Year-to-Date
	2018	2017	Change	2018	2017	Change
Cigarettes	19,612	20,452	(4.1)%	58,829	61,301	(4.0)%
Heated Tobacco Units	43	8	+100.0%	98	12	+100.0%
Total Latin America & Canada	19,655	20,460	(3.9)%	58,927	61,313	(3.9)%

In the third quarter, our total shipment volume decreased by 3.9% to 19.7 billion units, mainly due to:

•	Argentina, down by 9.2%, reflecting the lower total market;

•	Brazil, down by 7.0%, reflecting the lower total market, partly offset by higher market share;

•	Canada, down by 6.7%, reflecting the lower total market; and

•	Colombia, down by 15.9%, reflecting the lower total market;
partly offset by

•	Mexico, up by 15.0%, reflecting the favorable impact of the estimated trade inventory movements described above.

For the nine months year-to-date, our total shipment volume decreased by 3.9% to 58.9 billion units, notably due to:

•	Argentina, down by 5.1%, reflecting the lower total market and lower market share;

•	Canada, down by 2.9%, reflecting the lower total market, partly offset by higher market share; and

•	Colombia, down by 7.7%, reflecting the lower total market.

Financial Review
Net Cash Provided by Operating Activities

During the first nine months of 2018, net cash provided by operating activities of $7.1 billion increased by $1.1 billion compared with the first nine months of 2017. Excluding favorable currency movements of $0.1 billion, the change was primarily due to higher net earnings, an increase in deferred tax assets related to foreign tax credits in 2017 and the 2017 payment in the South Korean tax matter (see Note 8. Contingencies for additional information), partially offset by higher working capital requirements of $0.4 billion, primarily due to more cash used for accounts payable in 2018 mainly reflecting higher IQOS device purchases in the fourth quarter of 2017.

Net Cash Used in Investing Activities

During the first nine months of 2018, net cash used in investing activities was $1.2 billion, compared with net cash used in investing activities of $2.3 billion during the first nine months of 2017. This decrease in net cash used was due principally to lower cash collateral posted to secure derivatives designated as net investment hedges of Euro assets principally related to changes in exchange rates between the Euro and the U.S. dollar, partially offset by higher capital expenditures. For further details on our derivatives designated as net investment hedges, see Note 5. Financial Instruments.

Our capital expenditures were $1.1 billion and $1.0 billion during the nine months ended September 30, 2018 and 2017, respectively.

The 2018 expenditures were primarily related to our ongoing investments in RRPs to support capacity expansion (notably for heated tobacco units). We continue to anticipate total capital expenditures of approximately $1.5 billion in 2018.

Net Cash Used in Financing Activities

During the first nine months of 2018, net cash used in financing activities was $7.9 billion, compared with net cash used in financing activities of $1.2 billion during the first nine months of 2017. The change was due primarily to the 2018 repayment of our $2.5 billion U.S. bond that matured in May 2018 compared with long-term debt proceeds, net of repayments, of $1.7 billion in the first nine months of 2017, higher proceeds in 2017 from short-term borrowings (primarily commercial paper of $2.3 billion) and the purchase of the remaining 49% interest in our Costa Rican affiliates in 2018. For further details on the purchase of the remaining 49% interest in our Costa Rican affiliates, see Note 17. Acquisitions.

Dividends paid in the first nine months of 2018 and 2017 were $5.1 billion and $4.9 billion, respectively.

Debt and Liquidity

We define cash and cash equivalents as short-term, highly liquid investments, readily convertible to known amounts of cash that mature within a maximum of three months and have an insignificant risk of change in value due to interest rate or credit risk changes. As a policy, we do not hold any investments in structured or equity-linked products. Our cash and cash equivalents are predominantly held in demand deposits with institutions that have investment-grade long-term credit rating. As part of our cash management strategy and in order to manage counterparty exposure, we also enter into reverse repurchase agreements. Such agreements are collateralized with government or corporate securities held by a custodial bank and, at maturity, cash is paid back to PMI and the collateral is returned to the bank. While we entered into these agreements during the periods and had an average balance during the nine months ended September 30, 2018 of $0.4 billion and an average balance during the full-year 2017 of $0.9 billion, we had a zero balance both at September 30, 2018 and December 31, 2017.
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
Credit Ratings – The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. On March 1, 2018, Standard & Poor's affirmed our long-term credit rating at "A" and short-term at "A-1", and revised our outlook to "Stable" from "Negative." On August 3, 2018, Fitch affirmed our long-term credit rating at "A" and short-term at "F1", and revised our outlook to "Stable" from "Negative." At September 30, 2018, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Stable
Fitch	F1	A	Stable

Credit Facilities – On January 29, 2018, we entered into an agreement to extend the term of our $2.0 billion 364-day revolving credit facility from February 6, 2018, to February 5, 2019.
At September 30, 2018, our committed credit facilities and commercial paper outstanding were as follows:

(in billions)
Type	Committed Credit Facilities	Commercial Paper
364-day revolving credit, expiring February 5, 2019	$2.0
Multi-year revolving credit, expiring February 28, 2021	2.5
Multi-year revolving credit, expiring October 1, 2022	3.5
Total facilities	$8.0
Commercial paper outstanding		$—

At September 30, 2018, there were no borrowings under the committed credit facilities, and the entire committed amounts were available for borrowing.

All banks participating in our committed credit facilities have an investment-grade long-term credit rating from the credit rating agencies. We continuously monitor the credit quality of our banking group, and at this time we are not aware of any potential non-performing credit provider.

Each of these facilities requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“consolidated EBITDA”) to consolidated interest expense of not less than 3.5 to 1.0 on a rolling four-quarter basis. At September 30, 2018, our ratio calculated in accordance with the agreements was 10.7 to 1.0. These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require us to post collateral. We expect to continue to meet our covenants. The terms “consolidated EBITDA” and “consolidated interest expense,” both of which include certain adjustments, are defined in the facility agreements previously filed with the U.S. Securities and Exchange Commission.
In addition to the committed credit facilities discussed above, certain of our subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $3.1 billion at September 30, 2018 and $2.8 billion at December 31, 2017, are for the sole use of our subsidiaries. Borrowings under these arrangements amounted to $545 million at September 30, 2018, and $499 million at December 31, 2017.
Commercial Paper Program – We continue to have access to liquidity in the commercial paper market through programs in place in the U.S. and in Europe having an aggregate issuance capacity of $8.0 billion. At September 30, 2018 and December 31, 2017, we had no commercial paper outstanding. The average commercial paper balance outstanding during the first nine months of 2018 was $3.6 billion. The average commercial paper balance outstanding during 2017 was $5.2 billion.

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

Our operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of September 30, 2018, and September 30, 2017 were $0.6 billion and $0.6 billion, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows.

For further details, see Note 15. Sale of Accounts Receivable to our condensed consolidated financial statements.

Debt – Our total debt was $31.8 billion at September 30, 2018 and $34.3 billion at December 31, 2017.

On February 14, 2017, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.

Guarantees – At September 30, 2018, we were contingently liable for $0.3 billion of guarantees of our own performance, which were primarily related to excise taxes on the shipment of our products. There is no liability in the condensed consolidated financial statements associated with these guarantees. At September 30, 2018, our third-party guarantees were insignificant.

Equity and Dividends

We discuss our stock awards as of September 30, 2018 in Note 2. Stock Plans to our condensed consolidated financial statements.

During 2017, we did not repurchase any shares under a share repurchase program and we do not presently intend to repurchase shares of our common stock in 2018.
Dividends paid in the first nine months of 2018 were $5.1 billion. During the second quarter of 2018, our Board of Directors approved a 6.5% increase in the quarterly dividend to $1.14 per common share. As a result, the present annualized dividend rate is $4.56 per common share.

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
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Our RRPs constitute a new product category in its early stages that is less predictable than our mature cigarette business. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and whether to invest in or remain invested in our securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this document, particularly in the “Business Environment” section. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time, except in the normal course of our public disclosure obligations.
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
Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volume in many of our markets, and we expect that such factors will continue to reduce consumption levels and will increase down-trading and the risk of counterfeiting, contraband, "illicit whites" and legal cross-border purchases. Significant regulatory developments will continue to take place over the next few years in most of our markets, driven principally by the World Health Organization's Framework Convention on Tobacco Control ("FCTC"). The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation. The FCTC has led to increased efforts by tobacco control advocates and public health organizations to promote increasingly restrictive regulatory measures on the marketing and sale of tobacco products to adult smokers. Regulatory initiatives that have been proposed, introduced or enacted include:

•	restrictions on or licensing of outlets permitted to sell cigarettes;

•	the levying of substantial and increasing tax and duty charges;

•	restrictions or bans on advertising, marketing and sponsorship;

•	the display of larger health warnings, graphic health warnings and other labeling requirements;

•	restrictions on packaging design, including the use of colors, and plain packaging;

•	restrictions on packaging and cigarette formats and dimensions;

•	restrictions or bans on the display of tobacco product packaging at the point of sale and restrictions or bans on cigarette vending machines;

•	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents;

•	disclosure, restrictions, or bans of tobacco product ingredients;

•	increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;

•	regulation, restrictions or prohibitions of novel tobacco or nicotine-containing products;

•	elimination of duty free sales and duty free allowances for travelers; and

•	encouraging litigation against tobacco companies.
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
We compete primarily on the basis of product quality, brand recognition, brand loyalty, taste, R&D, innovation, packaging, customer service, marketing, advertising and retail price and, increasingly, adult smoker willingness to convert to our RRPs. We are subject to highly competitive conditions in all aspects of our business. The competitive environment and our competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors' introduction of lower-price products or innovative products, higher tobacco product taxes, higher absolute prices and larger gaps between retail price categories, and product regulation that diminishes the ability to differentiate tobacco products and restricts adult consumer access to truthful and non-misleading information about our RRPs. Competitors include three large international tobacco companies, new market entrants, particularly with respect to innovative products, several regional and local tobacco companies and, in some instances, state-owned tobacco enterprises, principally in Algeria, Egypt, the PRC, Taiwan, Thailand and Vietnam. Industry consolidation and privatizations of state-owned enterprises have led to an overall increase in competitive pressures. Some competitors have different profit and volume objectives, some international competitors are susceptible to changes in different currency exchange rates, and certain new market entrants may alienate consumers from innovative products through marketing campaigns and messaging and inferior product satisfaction, while not relying on substantiated science and appropriate R&D protocols and standards.
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
We may be unable to anticipate changes in adult consumer preferences.
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
The financial and business performance of our reduced-risk products is less predictable than our cigarette business.
Our RRPs are novel products in a new category, and the pace at which adult smokers adopt them may vary, depending on the competitive, regulatory, fiscal and cultural environment, and other factors in a specific market. There may be periods of accelerated growth and periods of slower growth for these products, the timing and drivers of which may be more difficult for us to predict versus our mature cigarette business. The impact of this lower predictability on our projected results for a specific period may be significant, particularly during the early stages of this new product category.
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
We conduct our business primarily in local currency and, for purposes of financial reporting, the local currency results are translated into U.S. dollars based on average exchange rates prevailing during a reporting period. During times of a strengthening U.S. dollar, our reported net revenues, operating income and EPS will be reduced because the local currency translates into fewer U.S. dollars. During periods of local economic crises, foreign currencies may be devalued significantly against the U.S. dollar, reducing our margins. Actions to recover margins may result in lower volume and a weaker competitive position.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity for each of the three months in the quarter ended September 30, 2018 was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2018 – July 31, 2018 (1)	—	$—	—	$—
August 1, 2018 – August 31, 2018 (1)	—	$—	—	$—
September 1, 2018 – September 30, 2018 (1)	—	$—	—	$—
Pursuant to Publicly Announced Plans or Programs	—	$—
July 1, 2018 – July 31, 2018 (2)	2,319	$81.32
August 1, 2018 – August 31, 2018 (2)	827	$84.87
September 1, 2018 – September 30, 2018 (2)	845	$78.41
For the Quarter Ended September 30, 2018	3,991	$81.44

(1)	During this reporting period, we did not have an authorized share repurchase program.

(2)	Shares repurchased represent shares tendered to us by employees who vested in restricted share unit awards and used shares to pay all, or a portion of, the related taxes.

Item 6.	Exhibits.

3.1	Amended and Restated By-Laws of Philip Morris International Inc., effective as of March 29, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed March 29, 2018).

10.1	Termination of Time Sharing Agreement between PMI Global Services Inc. and Louis C. Camilleri, dated September 12, 2018.

12	Statement regarding computation of ratios of earnings to fixed charges.

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

October 25, 2018