Form 10-K
period 2018-12-31
Philip Morris International Inc.
filed 2019-02-07
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☑  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $126 billion based on the closing sale price of the common stock as reported on the New York Stock Exchange.

Class	Outstanding at	January 31, 2019
Common Stock, no par value	1,554,584,344	shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders to be held on May 1, 2019, to be filed with the Securities and Exchange Commission (“SEC”) on or about March 21, 2019.
Part III

In this report, “PMI,” “we,” “us” and “our” refers to Philip Morris International Inc. and its subsidiaries.

PART I

Item 1.	Business.

General Development of Business

General

Philip Morris International Inc. is a Virginia holding company incorporated in 1987. We are a leading international tobacco company engaged in the manufacture and sale of cigarettes, smoke-free products and associated electronic devices and accessories, and other nicotine-containing products in markets outside the United States of America.

We are leading a transformation in the tobacco industry to create a smoke-free future, based on a new category of reduced-risk products that, while not risk-free, are a much better choice than continuing to smoke.  Our goal is to ultimately replace cigarettes with smoke-free products to the benefit of adults who would otherwise continue to smoke, society, the company and its shareholders.

Reduced-risk products ("RRPs") is the term we use to refer to products that present, are likely to present, or have the potential to present less risk of harm to smokers who switch to these products versus continued smoking. We have a range of RRPs in various stages of development, scientific assessment and commercialization. Because our RRPs do not burn tobacco, they produce an aerosol that contains far lower quantities of harmful and potentially harmful constituents than found in cigarette smoke.  Through multidisciplinary capabilities in product development, state-of-the-art facilities and scientific substantiation, we aim to ensure that our RRPs meet adult consumer preferences and rigorous regulatory requirements.

Our IQOS smoke-free product brand portfolio includes heated tobacco and nicotine-containing vapor products.  Our leading smoke-free platform is a precisely controlled device into which a specially designed heated tobacco unit is inserted and heated to generate an aerosol. We market our heated tobacco units under the brand names HEETS, HEETS Marlboro and HEETS FROM MARLBORO, defined collectively as HEETS, as well as Marlboro HeatSticks and Parliament HeatSticks. IQOS was first introduced in Nagoya, Japan in 2014. To date, IQOS is available for sale in 44 markets in key cities or nationwide.

Our cigarettes are sold in more than 180 markets, and in many of these markets they hold the number one or number two market share position. We have a wide range of premium, mid-price and low-price brands. Our portfolio comprises both international and local brands and is led by Marlboro, the world’s best-selling international cigarette, which accounted for approximately 36% of our total 2018 cigarette shipment volume. Marlboro is complemented in the premium-price category by Parliament. Our other leading international cigarette brands are Bond Street, Chesterfield, L&M, Lark and Philip Morris. These seven international cigarette brands contributed approximately 76% of our cigarette shipment volume in 2018. We also own a number of important local cigarette brands, such as Dji Sam Soe, Sampoerna A and Sampoerna U in Indonesia; Fortune and Jackpot in the Philippines; and Belmont and Canadian Classics in Canada.

Source of Funds — Dividends

We are a legal entity separate and distinct from our direct and indirect subsidiaries. Accordingly, our right, and thus the right of our creditors and stockholders, to participate in any distribution of the assets or earnings of any subsidiary is subject to the prior rights of creditors of such subsidiary, except to the extent that claims of our company itself as a creditor may be recognized. As a holding company, our principal sources of funds, including funds to make payment on our debt securities, are from the receipt of dividends and repayment of debt from our subsidiaries. Our principal wholly owned and majority-owned subsidiaries currently are not limited by long-term debt or other agreements in their ability to pay cash dividends or to make other distributions with respect to their common stock that are otherwise compliant with law.

Description of Business

To provide a greater focus on both parts of our business — combustible and reduced-risk products — and to support our transformation toward a smoke-free future, effective January 1, 2018, we began managing our business in six reportable segments as follows:

•
The European Union Region (“EU”) is headquartered in Lausanne, Switzerland, and covers all the European Union countries and also Switzerland, Norway and Iceland, which are linked to the European Union through trade agreements;

•	The Eastern Europe Region (“EE”) is also headquartered in Lausanne and includes Southeast Europe, Central Asia, Ukraine, Israel and Russia;

•	The Middle East & Africa Region (“ME&A”) is also headquartered in Lausanne and covers the African continent, the Middle East, Turkey and our international duty free business;

•	The South & Southeast Asia Region (“S&SA”) is headquartered in Hong Kong and includes Indonesia, the Philippines and other markets in this region;

•
The East Asia & Australia Region (“EA&A”) is also headquartered in Hong Kong and includes Australia, Japan, South Korea, the People's Republic of China and other markets in this region, as well as Malaysia and Singapore; and

•	The Latin America & Canada Region (“LA&C”) is headquartered in New York and covers the South American continent, Central America, Mexico, the Caribbean and Canada.

Our total shipments, including cigarettes and heated tobacco units, decreased by 2.1% in 2018 to 781.7 billion units. We estimate that international industry volumes, including cigarettes and heated tobacco units, were approximately 5.1 trillion units in 2018, a 0.8% decrease over 2017. Excluding the People’s Republic of China (“PRC”), we estimate that the international cigarette and heated tobacco unit volume was 2.8 trillion units in 2018, a 1.6% decrease over 2017. We estimate that our reported share of the international market (which is defined as worldwide cigarette and heated tobacco unit volume, excluding the United States of America) was approximately 15.3% in 2018, 15.2% in 2017 and 15.5% in 2016. Excluding the PRC, we estimate that our reported share of the international market was approximately 28.4%, 27.9%, and 28.1% in 2018, 2017 and 2016, respectively.

Shipments of our principal cigarette brand, Marlboro, decreased by 2.2% in 2018 and represented approximately 9.7% of the international cigarette market, excluding the PRC, in 2018, 9.7% in 2017 and 9.6% in 2016.

We have a market share of at least 15% and, in a number of instances, substantially more than 15%, in approximately 100 markets, including Algeria, Argentina, Australia, Austria, Belgium, Brazil, Canada, Canary Islands, the Czech Republic, Egypt, France, Germany, Hong Kong, Indonesia, Israel, Italy, Japan, Korea, Kuwait, Mexico, the Netherlands, the Philippines, Poland, Portugal, Russia, Saudi Arabia, Singapore, Spain, Switzerland, Turkey and Ukraine.

Heated tobacco units is the term we use to refer to heated tobacco consumables, which for us include our HEETS, HEETS Marlboro and HEETS FROM MARLBORO, defined collectively as HEETS, as well as Marlboro HeatSticks and Parliament HeatSticks. Total shipment volume of heated tobacco units reached 41.4 billion units in 2018, up from 36.2 billion units in 2017.

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

 Procurement and Raw Materials

We purchase tobacco leaf of various types, grades and styles throughout the world, mostly through independent tobacco suppliers. We also contract directly with farmers in several countries, including Argentina, Brazil, Colombia, Ecuador, Italy, Pakistan, the Philippines and Poland. In 2018, direct sourcing from farmers represented approximately 24% of PMI’s global leaf requirements. The largest supplies of tobacco leaf are sourced from Argentina, Brazil, China, Italy, Indonesia (mostly for domestic use in kretek products), Malawi, Mozambique, Philippines, Turkey and the United States.

We believe that there is an adequate supply of tobacco leaf in the world markets to satisfy our current and anticipated production requirements.

In addition to tobacco leaf, we purchase a wide variety of direct materials from a total of approximately 500 suppliers. In 2018, our top ten suppliers of direct materials combined represented approximately 50% of our total direct materials purchases. The three most significant direct materials that we purchase are printed paper board used in packaging, acetate tow used in filter making and fine paper used in the manufacturing of cigarettes and heated tobacco units. In addition, the adequate supply and procurement of cloves are of particular importance to our Indonesian business.

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

Our IQOS devices are subject to product warranties, which are described in more detail in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K (“Item 8”) in Note 5. Product Warranty to our consolidated financial statements. We discuss our RRP products in more detail in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K (“Item 7”) in Business Environment—Reduced Risk Products.

 Business Environment

Information called for by this Item is hereby incorporated by reference to the paragraphs in Item 7, Business Environment.

Other Matters

Customers

As described in more detail in “Distribution & Sales” above, in many of our markets we sell our products to distributors. In 2018, sales to a distributor in the European Union Region and a distributor in the East Asia & Australia Region each amounted to 10 percent or more of our consolidated net revenues. See Item 8, Note 12. Segment Reporting for more information. We believe that none of our business segments is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on our consolidated results of operations.  In some of our markets, particularly in the European Union and in the East Asia & Australia Regions, a loss of a distributor may result in a temporary market disruption.

Employees

At December 31, 2018, we employed approximately 77,400 people worldwide, including full-time, temporary and part-time staff. Our businesses are subject to a number of laws and regulations relating to our relationship with our employees. Generally, these laws and regulations are specific to the location of each business. In addition, in accordance with European Union requirements, we have established a European Works Council composed of management and elected members of our workforce. We believe that our relations with our employees and their representative organizations are excellent.

Executive Officers of the Registrant

The disclosure regarding executive officers is set forth under the heading “Executive Officers as of February 7, 2019” in Item 10. Directors, Executive Officers and Corporate Governance of this Annual Report on Form 10-K (“Item 10”).

Intellectual Property

Our trademarks are valuable assets, and their protection and reputation are essential to us. We own the trademark rights to all of our principal brands, including Marlboro and IQOS, or have the right to use them in all countries where we use them.

In addition, we have approximately 10,300 granted patents worldwide and approximately 9,300 pending patent applications. Our patent portfolio, as a whole, is material to our business. However, no one patent, or group of related patents, is material to us. We also have registered industrial designs, as well as unregistered proprietary trade secrets, technology, know-how, processes and other unregistered intellectual property rights.

Effective January 1, 2008, PMI entered into an Intellectual Property Agreement with Philip Morris USA Inc. (“PM USA”). The Intellectual Property Agreement allocates ownership of jointly funded intellectual property as follows:

•	PMI owns all rights to jointly funded intellectual property outside the United States, its territories and possessions; and

•	PM USA owns all rights to jointly funded intellectual property in the United States, its territories and possessions.

The parties agreed to submit disputes under the Intellectual Property Agreement first to negotiation between senior executives and then to binding arbitration.

Seasonality

Our business segments are not significantly affected by seasonality, although in certain markets cigarette consumption trends rise during the summer months due to longer daylight time and tourism.

Environmental Regulation

We are subject to international, national and local environmental laws and regulations in the countries in which we do business. We have specific programs across our business units designed to meet applicable environmental compliance requirements and reduce our carbon footprint and wastage as well as water and energy consumption. We report externally about our climate change mitigation strategy, together with associated targets and results in reducing our carbon footprint, through CDP (formerly, the Carbon Disclosure Project), the leading international non-governmental organization assessing the work of thousands of companies worldwide in the area of climate change. Our environmental and occupational health and safety management system includes policies, standard practices and procedures at all our manufacturing centers. We also conduct regular safety assessments at our offices, warehouses and car fleet organizations. Furthermore, we have engaged an external certification body to validate the effectiveness of this management system at our manufacturing centers around the world, in accordance with internationally recognized standards for safety and environmental management. The environmental performance data we report externally is also verified by a qualified third party. Our subsidiaries expect to continue to make investments in order to drive improved performance and maintain compliance with environmental laws and regulations. We assess and report the compliance status of all our legal entities on a regular basis. Based on the management and controls we have in place and our review of climate change risks (both physical and regulatory), environmental expenditures have not had, and are not expected to have, a material adverse effect on our consolidated results of operations, capital expenditures, financial position, earnings or competitive position.

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
Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volume in many of our markets, and we expect that such factors will continue to reduce consumption levels and will increase down-trading and the risk of counterfeiting, contraband, "illicit whites" and legal cross-border purchases. Significant regulatory developments will continue to take place over the next few years in most of our markets, driven principally by the World Health Organization's Framework Convention on Tobacco Control (“FCTC”). Since it came into force in 2005, the FCTC has led to increased efforts by tobacco control advocates and public health organizations to promote increasingly restrictive regulatory measures on the marketing and sale of tobacco products to adult smokers. Regulatory initiatives that have been proposed, introduced or enacted include:

•	restrictions on or licensing of outlets permitted to sell cigarettes;

•	the levying of substantial and increasing tax and duty charges;

•	restrictions or bans on advertising, marketing and sponsorship;

•	the display of larger health warnings, graphic health warnings and other labeling requirements;

•	restrictions on packaging design, including the use of colors, and plain packaging;

•	restrictions on packaging and cigarette formats and dimensions;

•	restrictions or bans on the display of tobacco product packaging at the point of sale and restrictions or bans on cigarette vending machines;

•	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents;

•	disclosure, restrictions, or bans of tobacco product ingredients;

•	increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;

•	regulation, restrictions or prohibitions of novel tobacco or nicotine-containing products;

•	elimination of duty free sales and duty free allowances for travelers;

•	encouraging litigation against tobacco companies; and

•	excluding tobacco companies from transparent public dialogue regarding public health and other policy matters.

Our financial results could be significantly affected by regulatory initiatives resulting in a significant decrease in demand for our brands, in particular requirements that lead to a commoditization of tobacco products or impede adult consumers' ability to convert to our RRPs, as well as any significant increase in the cost of complying with new regulatory requirements.

•	Litigation related to tobacco use and exposure to environmental tobacco smoke could substantially reduce our profitability and could severely impair our liquidity.

There is litigation related to tobacco products pending in certain jurisdictions. Damages claimed in some tobacco-related litigation are significant and, in certain cases in Brazil, Canada, Israel and Nigeria, range into the billions of U.S. dollars. We anticipate that new cases will continue to be filed. The FCTC encourages litigation against tobacco product manufacturers. It is possible that our consolidated results of operations, cash flows or financial position could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. See Item 8, Note 18. Contingencies to our condensed consolidated financial statements for a discussion of pending litigation and Item 7, Business Environment—Reduced-Risk Products (RRPs)—Legal Challenges to RRPs.

•	We face intense competition, and our failure to compete effectively could have a material adverse effect on our profitability and results of operations.
We compete primarily on the basis of product quality, brand recognition, brand loyalty, taste, R&D, innovation, packaging, customer service, marketing, advertising and retail price and, increasingly, adult smoker willingness to convert to our RRPs. We are subject to highly competitive conditions in all aspects of our business. The competitive environment and our competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors' introduction of lower-price products or innovative products, higher tobacco product taxes, higher absolute prices and larger gaps between retail price categories, and product regulation that diminishes the ability to differentiate tobacco products and restricts adult consumer access to truthful and non-misleading information about our RRPs. Competitors include three large international tobacco companies, new market entrants, particularly with respect to innovative products, several regional and local tobacco companies and, in some instances, state-owned tobacco enterprises, principally in Algeria, Egypt, the PRC, Taiwan, Thailand and Vietnam. Industry consolidation and privatizations of state-owned enterprises have led to an overall increase in competitive pressures. Some competitors have different profit and volume objectives, and some international competitors are susceptible to changes in different currency exchange rates. Certain new market entrants may alienate consumers from innovative products through inappropriate marketing campaigns and messaging and inferior product satisfaction, while not relying on scientific substantiation based on appropriate R&D protocols and standards. The growing use of digital media could increase the speed and extent of the dissemination of inaccurate and misleading information about our RRPs.

•	Because we have operations in numerous countries, our results may be influenced by economic, regulatory and political developments, natural disasters, pandemics or conflicts.
Some of the countries in which we operate face the threat of civil unrest and can be subject to regime changes. In others, nationalization, terrorism, conflict and the threat of war may have a significant impact on the business environment. Natural disasters, pandemics, economic, political, regulatory or other developments could disrupt our supply chain, manufacturing capabilities or distribution capabilities. In addition, such developments could lead to loss of property or equipment that are critical to our business in certain markets and difficulty in staffing and managing our operations, which could reduce our volumes, revenues and net earnings.
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

•	We may be unable to anticipate changes in adult consumer preferences.
Our business is subject to changes in adult consumer preferences, which may be influenced by local economic conditions. To be successful, we must:

•	promote brand equity successfully;

•	anticipate and respond to new adult consumer trends;

•	develop new products and markets and broaden brand portfolios;

•	improve productivity;

•	convince adult smokers to convert to our RRPs;

•	ensure adequate production capacity to meet demand for our products; and

•	be able to protect or enhance margins through price increases.
In periods of economic uncertainty, adult consumers may tend to purchase lower-price brands, and the volume of our premium-price and mid-price brands and our profitability could suffer accordingly. Such down-trading trends may be reinforced by regulation that limits branding, communication and product differentiation.

•	The financial and business performance of our reduced-risk products is less predictable than our cigarette business.
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

•
We lose revenues as a result of counterfeiting, contraband, cross-border purchases, “illicit whites,” non-tax-paid volume produced by local manufacturers, and counterfeiting of our IQOS device and heated tobacco units.

Large quantities of counterfeit cigarettes are sold in the international market. We believe that Marlboro is the most heavily counterfeited international cigarette brand, although we cannot quantify the revenues we lose as a result of this activity. In addition, our revenues are reduced by contraband, legal cross-border purchases, “illicit whites” and non-tax-paid volume produced by local manufacturers. Our revenues and consumer satisfaction with our IQOS device and heated tobacco units may be adversely affected by counterfeit products that do not meet our product quality standards and scientific validation procedures.

•	From time to time, we are subject to governmental investigations on a range of matters.
Investigations include allegations of contraband shipments of cigarettes, allegations of unlawful pricing activities within certain markets, allegations of underpayment of customs duties and/or excise taxes, allegations of false and misleading usage of descriptors and allegations of unlawful advertising. We cannot predict the outcome of those investigations or whether additional investigations may be commenced, and it is possible that our business could be materially affected by an unfavorable outcome of pending or future investigations. See Item, 8, Note 18. Contingencies—Other Litigation and Item 7, Business Environment—Governmental Investigations for a description of certain governmental investigations to which we are subject.

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

•	Our ability to achieve our strategic goals may be impaired if we fail to attract and retain the best global talent.

To be successful, we must continue transforming our culture and ways of working, align our talent with our business needs, innovate and transform to a consumer-centric business. We compete for talent, including in areas that are new to us, such as digital and technical solutions, with companies in the consumer products, technology and other sectors that enjoy greater societal acceptance. As a result, we may be unable to attract and retain the best global talent with the right degree of diversity, experience and skills to achieve our strategic goals.

•
The failure of our information systems to function as intended or their penetration by outside parties with the intent to corrupt them or our failure to comply with privacy laws and regulations could result in business disruption, litigation and regulatory action, and loss of revenue, assets or personal or other confidential data.

We use information systems to help manage business processes, collect and interpret data and communicate internally and externally with employees, suppliers, consumers, customers and others. Some of these information systems are managed by third-party service providers. We have backup systems and business continuity plans in place, and we take care to protect our systems and data from unauthorized access. Nevertheless, failure of our systems to function as intended, or penetration of our systems by outside parties intent on extracting or corrupting information or otherwise disrupting business processes, could place us at a competitive disadvantage, result in a loss of revenue, assets or personal or other sensitive data, litigation and regulatory action, cause damage to our reputation and that of our brands and result in significant remediation and other costs. Failure to protect personal data, respect the rights of data subjects, and adhere to strict cybersecurity protocols could subject us to substantial fines and other legal challenges under regulations such as the EU General Data Protection Regulation. As we are increasingly relying on digital platforms in our business, the magnitude of these risks is likely to increase.

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

None.

Item 2. Properties.

At December 31, 2018, we operated and owned 44 manufacturing facilities and maintained contract manufacturing relationships with 26 third-party manufacturers across 23 markets. In addition, we work with 38 third-party operators in Indonesia who manufacture our hand-rolled cigarettes.

PMI-Owned Manufacturing Facilities

	EU (1)	EE (1)	ME&A	S&SA	EA&A (1)	LA&C	TOTAL
Fully integrated	8	5	3	8	1	6	31
Make-pack	2	—	—	1	—	2	5
Other	3	—	1	1	1	2	8
Total	13	5	4	10	2	10	44

(1) Includes facilities that produced heated tobacco units in 2018.

In 2018, 23 of our facilities each manufactured over 10 billion units (cigarettes and heated tobacco units combined), of which eight facilities each produced over 30 billion units. Our largest factories are in Karawang and Sukorejo (Indonesia), Izmir (Turkey), St. Petersburg and Krasnodar (Russia), Krakow (Poland), Batangas and Marikina (Philippines), Berlin (Germany), Crespellano (Italy), and Klaipeda (Lithuania). Our smallest factories are mostly in Latin America and Asia, where due to tariff and other constraints we have established small manufacturing units in individual markets. We will continue to optimize our manufacturing base.

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

The information called for by this Item is incorporated herein by reference to Item 8, Note 18. Contingencies.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The principal stock exchange on which our common stock (no par value) is listed is the New York Stock Exchange (ticker symbol "PM"). At January 31, 2019, there were approximately 54,100 holders of record of our common stock.

Performance Graph

The graph below compares the cumulative total shareholder return on PMI's common stock with the cumulative total return for the same period of PMI's Peer Group and the S&P 500 Index. The graph assumes the investment of $100 as of December 31, 2013, in PMI common stock (at prices quoted on the New York Stock Exchange) and each of the indices as of the market close and reinvestment of dividends on a quarterly basis.

Date	PMI	PMI Peer Group (1)	S&P 500 Index
December 31, 2013	$100.00	$100.00	$100.00
December 31, 2014	$97.90	$107.80	$113.70
December 31, 2015	$111.00	$116.80	$115.30
December 31, 2016	$120.50	$118.40	$129.00
December 31, 2017	$144.50	$140.50	$157.20
December 31, 2018	$96.50	$127.70	$150.30

(1) The PMI Peer Group presented in this graph is the same as that used in the prior year. The PMI Peer Group was established based on a review of four characteristics: global presence; a focus on consumer products; and net revenues and a market capitalization of a similar size to those of PMI. The review also considered the primary international tobacco companies. As a result of this review, the following companies constitute the PMI Peer Group: Altria Group, Inc., Anheuser-Busch InBev SA/NV, British American Tobacco p.l.c., The Coca-Cola Company, Colgate-Palmolive Co., Diageo plc, Heineken N.V., Imperial Brands PLC, Japan Tobacco Inc., Johnson & Johnson, Kimberly-Clark Corporation, The Kraft-Heinz Company, McDonald's Corp., Mondelēz International, Inc., Nestlé S.A., PepsiCo, Inc., The Procter & Gamble Company, Roche Holding AG, and Unilever NV and PLC.

Note: Figures are rounded to the nearest $0.10.

Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2018

Our share repurchase activity for each of the three months in the quarter ended December 31, 2018, was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2018 – October 31, 2018 (1)	—	$—	—	$—
November 1, 2018 – November 30, 2018 (1)	—	$—	—	$—
December 1, 2018 – December 31, 2018 (1)	—	$—	—	$—
Pursuant to Publicly Announced Plans or Programs	—	$—
October 1, 2018 – October 31, 2018 (2)	439	$82.22
November 1, 2018 – November 30, 2018 (2)	872	$88.80
December 1, 2018 – December 31, 2018 (2)	1,482	$72.28
For the Quarter Ended December 31, 2018	2,793	$79.00

(1)	During this reporting period, we did not have an authorized share repurchase program.

(2)	Shares repurchased represent shares tendered to us by employees who vested in restricted share unit awards and used shares to pay all, or a portion of, the related taxes.

Item 6.     Selected Financial Data

(in millions of dollars, except per share data)

	2018	2017	2016	2015	2014
Summary of Operations:
Revenues including excise taxes	$79,823	$78,098	$74,953	$73,908	$80,106
Excise taxes on products	50,198	49,350	48,268	47,114	50,339
Net revenues (1)	29,625	28,748	26,685	26,794	29,767
Operating income (1)	11,377	11,581	10,903	10,745	11,787
Net earnings attributable to PMI	7,911	6,035	6,967	6,873	7,493
Basic earnings per share	5.08	3.88	4.48	4.42	4.76
Diluted earnings per share	5.08	3.88	4.48	4.42	4.76
Dividends declared per share	4.49	4.22	4.12	4.04	3.88
Total assets	39,801	42,968	36,851	33,956	35,187
Long-term debt (2)	26,975	31,334	25,851	25,250	26,929
Total debt	31,759	34,339	29,067	28,480	29,455

(1) Certain prior years' amounts in the table above have been reclassified to conform with the current year's presentation, due primarily to new accounting guidance related to revenue recognition and pension costs. For further details, see Item 8, Note 2. Summary of Significant Accounting Policies - Revenue Recognition, Item 8, Note 13. Benefit Plans and Item 8, Note 21. New Accounting Standards.
(2) Excluding current portion of long-term debt.

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

Description of Our Company

We are leading a transformation in the tobacco industry to create a smoke-free future and ultimately replace cigarettes with smoke-free products to the benefit of adults who would otherwise continue to smoke, society, the company and its shareholders. We are a leading international tobacco company engaged in the manufacture and sale of cigarettes, smoke-free products and associated electronic devices and accessories, and other nicotine-containing products in markets outside the United States of America. We are building a future on a new category of smoke-free products that, while not risk-free, are a much better choice than continuing to smoke.  Through multidisciplinary capabilities in product development, state-of-the-art facilities and scientific substantiation, we aim to ensure that our smoke-free products meet adult consumer preferences and rigorous regulatory requirements. Our IQOS smoke-free product brand portfolio includes heated tobacco and nicotine-containing vapor products.

To provide a greater focus on both parts of our business — combustible and reduced-risk products — and to support our transformation toward a smoke-free future, effective January 1, 2018, we began managing our business in six reportable segments as follows:

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

We use the term net revenues to refer to our operating revenues from the sale of our products, including shipping and handling charges billed to customers, net of sales and promotion incentives, and excise taxes. As discussed in Item 8, Note 21. New Accounting Standards, on January 1, 2018, we adopted Financial Accounting Standards Update ASU 2014-09, "Revenue from Contracts with Customers." We adopted this standard retrospectively to each prior period presented. We made an accounting policy election to exclude excise taxes collected from customers from the measurement of the transaction price, thereby presenting revenues net of excise taxes in all prior periods. Our net revenues and operating income are affected by various factors, including the volume of products we sell, the price of our products, changes in currency exchange rates and the mix of products we sell. Mix is a term used to refer to the proportionate value of premium-price brands to mid-price or low-price brands in any given market (product mix). Mix can also refer to the proportion of shipment volume in more profitable markets versus shipment volume in less profitable markets (geographic mix).

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

Philip Morris International Inc. is a legal entity separate and distinct from its direct and indirect subsidiaries. Accordingly, our right, and thus the right of our creditors and stockholders, to participate in any distribution of the assets or earnings of any subsidiary is subject to the prior rights of creditors of such subsidiary, except to the extent that claims of our company itself as a creditor may be recognized. As a holding company, our principal sources of funds, including funds to make payment on our debt securities, are from the receipt of dividends and repayment of debt from our subsidiaries. Our principal wholly owned and majority-owned subsidiaries currently are not limited by long-term debt or other agreements in their ability to pay cash dividends or to make other distributions with respect to their common stock that are otherwise compliant with law.

Executive Summary

The following executive summary provides significant highlights from the Discussion and Analysis that follows.

Consolidated Operating Results

•
Net Revenues – Net revenues of $29.6 billion for the year ended December 31, 2018, increased by $0.9 billion, or 3.1%, from the comparable 2017 amount. The change in our net revenues from the comparable 2017 amount was driven by the following:

Net revenues, excluding unfavorable currency, increased by 3.4%, reflecting: a favorable pricing variance, notably in Argentina, Australia, Canada, Egypt, Germany, Indonesia, Italy, Japan, Mexico, the Philippines, Russia, Turkey, and Ukraine, partly offset by France, Korea, Saudi Arabia and Thailand; as well as a favorable "Other" variance attributable to 2018 fees for certain distribution rights billed to customers in certain markets in the ME&A Region.

These favorable variances were partly offset by unfavorable volume/mix, primarily reflecting unfavorable cigarette volume/mix, notably in Australia, the Gulf Cooperation Council ("GCC"), notably Saudi Arabia and the United Arab Emirates ("UAE"), Indonesia, Italy, Japan and Russia, partly offset by Pakistan, Thailand and Turkey. The unfavorable cigarette volume/mix was partly offset by favorable heated tobacco unit volume in the EU, notably the Czech Republic, Germany and Italy, as well as Korea, PMI Duty Free and Russia, partly offset by unfavorable heated tobacco unit volume in Japan, reflecting the net impact of estimated distributor inventory movements.

Net revenues by product category for the years ended December 31, 2018 and 2017, are shown below:

•	Diluted Earnings Per Share – The changes in our reported diluted earnings per share (“diluted EPS”) for the year ended December 31, 2018, from the comparable 2017 amounts, were as follows:

	Diluted EPS	% Growth (Decline)
For the year ended December 31, 2017	$3.88

2017 Asset impairment and exit costs	—
2017 Tax items	0.84
Subtotal of 2017 items	0.84

2018 Asset impairment and exit costs	—
2018 Tax items	(0.02)
Subtotal of 2018 items	(0.02)

Currency	(0.11)
Interest	0.13
Change in tax rate	0.40
Operations	(0.04)
For the year ended December 31, 2018	$5.08	30.9%

Income Taxes – Our effective income tax rate for 2018 decreased by 17.8 percentage points to 22.9%. The 2018 tax items that decreased our 2018 diluted EPS by $0.02 per share in the table above represented a current income tax charge of $185 million primarily due to an increase in our final 2017 transition tax liability, mostly offset by a deferred income tax benefit of $154 million primarily due to the recognition of deferred tax assets for net operating losses in the state of New York. The 2017 tax items that decreased our 2017 diluted EPS by $0.84 per share in the table above were primarily due to the impact of the Tax Cuts and Jobs Act, which was signed into law in December 2017. The change in the effective tax rate that increased our diluted EPS by $0.40 per share in the table above was primarily due to the impact from the Tax Cuts and Jobs Act, which reduced the U.S. federal income tax rate from 35% to 21%, in addition to repatriation cost differences and earnings mix by taxing jurisdiction. For further details, see Item 8, Note 11. Income Taxes to our consolidated financial statements.

Currency – The unfavorable currency impact during 2018 results from the fluctuations of the U.S. dollar, especially against the Indonesian rupiah, Russian ruble and Turkish lira, partially offset by the Euro and Japanese yen. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Interest – The favorable impact of interest was due primarily to our ongoing efforts to optimize our capital structure following the passage of the Tax Cuts and Jobs Act. This included the decision to use existing cash to repay the $2.5 billion principal for our matured May 2018 ten-year U.S. bond, which had a coupon of 5.65%.

Operations – The decrease in diluted EPS of $0.04 from our operations in the table above was due primarily to the following segments:

•	East Asia & Australia: Unfavorable volume/mix and higher marketing, administration and research costs, partially offset by lower manufacturing costs and favorable pricing;
partially offset by

•	South & Southeast Asia: Favorable pricing, partially offset by unfavorable volume/mix, higher marketing, administration and research costs, and higher manufacturing costs;

•	Latin America & Canada: Favorable pricing, partially offset by unfavorable volume/mix and higher marketing, administration and research costs;

•	Eastern Europe: Favorable pricing, partially offset by unfavorable volume/mix and higher marketing, administration and research costs;

•	European Union: Favorable pricing and favorable volume/mix, partially offset by higher marketing, administration and research costs, and higher manufacturing costs; and

•	Middle East & Africa: Favorable pricing, favorable volume/mix and lower marketing, administration and research costs, partially offset by higher manufacturing costs.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

Tax Items and Impact of U.S. Tax Reform

We completed our analysis of the Tax Cuts and Jobs Act during 2018 and adjusted the 2017 provisional estimates to the final amounts based on our 2017 U.S. federal income tax return as filed. Accordingly, in the fourth quarter 2018, we recorded in our income tax provision a charge of $31 million representing a current income tax charge of $185 million, primarily due to an increase in our aggregate foreign cash position used to determine our final 2017 transition tax liability, mostly offset by a deferred income tax benefit of $154 million primarily due to the recognition of deferred tax assets for net operating losses in the state of New York. Updates to the provisional estimates have been recorded in accordance with Staff Accounting Bulletin No. 118 ("SAB 118").

We estimate that our 2019 effective tax rate will be approximately 23%, reflecting the current analysis, interpretation and clarifications of the scope and impact of the Tax Cuts and Jobs Act.

The Tax Cuts and Jobs Act has significant complexity, and our final full-year effective tax rate may differ from this estimate, due to, among other things, additional guidance that may be issued by the U.S. Treasury Department and the Internal Revenue Service, related interpretations and clarifications of tax law, in addition to repatriation costs differences and earnings mix by taxing jurisdiction.

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

Revenue Recognition - We recognize revenue as performance obligations are satisfied. Our primary performance obligation is the distribution and sales of cigarettes and other nicotine-containing products, including reduced-risk products. Our performance obligations are typically satisfied upon shipment or delivery to our customers. The company estimates the cost of sales returns based on historical experience, and these estimates are immaterial. Estimated costs associated with warranty programs for IQOS devices are generally provided for in cost of sales in the period the related revenues are recognized, based on a number of factors, including historical experience, product failure rates and warranty policies. The transaction price is typically based on the amount billed to the customer and includes estimated variable consideration where applicable. Such variable consideration is typically not constrained and is estimated based on the most likely amount that PMI expects to be entitled to under the terms of the contracts with customers, historical experience of discount or rebate redemption, where relevant, and the terms of any underlying discount or rebate programs, which may change from time to time as the business and product categories evolve.

Inventories - Our inventories are valued at the lower of cost or market based upon assumptions about future demand and market conditions.  The valuation of inventory also requires us to estimate obsolete and excess inventory.  We perform regular reviews of our inventory on hand, as well as our future purchase commitments with our suppliers, considering multiple factors, including demand forecasts, product life cycle, current sales levels, pricing strategy and cost trends. If our review indicates that inventories of raw materials, components or finished products have become obsolete or are in excess of anticipated demand or that inventory cost exceeds net realizable value, we may be required to make adjustments that will impact the results of operations.

Goodwill and Non-Amortizable Intangible Assets Valuation - We test goodwill and non-amortizable intangible assets for impairment annually or more frequently if events occur that would warrant such review. While the company has the option to perform a qualitative assessment for both goodwill and non-amortizable intangible assets to determine if it is more likely than not that an impairment exists, the company elects to perform the quantitative assessment for our annual impairment analysis. The impairment analysis involves comparing the fair value of each reporting unit or non-amortizable intangible asset to the carrying value. If the carrying value exceeds the fair value, goodwill or a non-amortizable intangible asset is considered impaired. To determine the fair value of goodwill, we primarily use a discounted cash flow model, supported by the market approach using earnings multiples of comparable global and local companies within the tobacco industry. At December 31, 2018, the carrying value of our goodwill was $7.2 billion, which is related to ten reporting units, each of which consists of a group of markets with similar economic characteristics. The estimated fair value of each of our ten reporting units exceeded the carrying value as of December 31, 2018. To determine the fair value of non-amortizable intangible assets, we primarily use a discounted cash flow model applying the relief-from-royalty method. We concluded that the fair value of our non-amortizable intangible assets exceeded the carrying value. These discounted cash flow models include management assumptions relevant for forecasting operating cash flows, which are subject to changes in business conditions, such as volumes and prices, costs to produce, discount rates and estimated capital needs. Management considers historical experience and all available information at the time the fair values are estimated, and we believe these assumptions are consistent with the assumptions a hypothetical marketplace participant would use. Since the March 28, 2008, spin-off from Altria Group, Inc., we have not recorded a charge to earnings for an impairment of goodwill or non-amortizable intangible assets.

Marketing Costs - We incur certain costs to support our products through programs that include advertising, marketing, consumer engagement and trade promotions. The costs of our advertising and marketing programs are expensed in accordance with U.S. GAAP. Recognition of the cost related to our consumer engagement and trade promotion programs contain uncertainties due to the judgment required in estimating the potential performance and compliance for each program. For volume-based incentives provided to customers, management continually assesses and estimates, by customer, the likelihood of the customer's achieving the specified targets, and records the reduction of revenue as the sales are made. For other trade promotions, management relies on estimated utilization rates that have been developed from historical experience. Changes in the assumptions used in estimating the cost of any individual marketing program would not result in a material change in our financial position, results of operations or operating cash flows.

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

Weighted-average discount rate assumptions for pension and postretirement plan obligations at December 31, 2018 and 2017 are as follows:

	2018	2017
Pension plans	1.61%	1.51%
Postretirement plans	3.97%	3.79%

We anticipate that assumption changes will increase 2019 pre-tax pension and postretirement expense to approximately $205 million as compared with approximately $160 million in 2018, excluding amounts related to employee severance and early retirement programs. The anticipated increase is primarily due to higher amortization out of other comprehensive earnings for unrecognized actuarial gains/losses of $14 million, coupled with lower return on assets of $16 million, higher interest and service cost of $12 million and $4 million respectively, partially offset by other movements of $1 million.

Weighted-average expected rate of return and discount rate assumptions have a significant effect on the amount of expense reported for the employee benefit plans.  A fifty-basis-point decrease in our discount rate would increase our 2019 pension and postretirement expense by approximately $50 million, and a fifty-basis-point increase in our discount rate would decrease our 2019 pension and postretirement expense by approximately $44 million. Similarly, a fifty-basis-point decrease (increase) in the expected return on plan assets would increase (decrease) our 2019 pension expense by approximately $33 million.

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

We are required to assess the likelihood of recovering deferred tax assets against future sources of taxable income.  If we determine, using all available evidence, that we do not reach the more likely than not threshold for recovery, a valuation allowance is recorded.  Significant judgment is required in determining the need for and amount of valuation allowances for deferred tax assets including estimates of future taxable income in the applicable jurisdictions and the feasibility of on-going tax planning strategies, as applicable.

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

Hedging - As discussed below in “Market Risk,” we use derivative financial instruments principally to reduce exposures to market risks resulting from fluctuations in foreign currency exchange and interest rates by creating offsetting exposures. For derivatives to which we have elected to apply hedge accounting, gains and losses on these derivatives are initially deferred in accumulated other comprehensive losses on the consolidated balance sheet and recognized in the consolidated statement of earnings into the same line item as the impact of the underlying transaction, the periods when the related hedged transactions are also recognized in operating results. If we had elected not to use the hedge accounting provisions, gains (losses) deferred in stockholders’ (deficit) equity would have been recorded in our net earnings for these derivatives.

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

Consolidated Operating Results
Our net revenues and operating income by segment were as follows:

(in millions)	2018	2017	2016
Net Revenues
European Union	$9,298	$8,318	$8,162
Eastern Europe	2,921	2,711	2,484
Middle East & Africa	4,114	3,988	4,516
South & Southeast Asia	4,656	4,417	4,396
East Asia & Australia	5,580	6,373	4,285
Latin America & Canada	3,056	2,941	2,842
Net revenues	$29,625	$28,748	$26,685
Operating Income
European Union	$4,105	$3,691	$3,920
Eastern Europe	902	887	890
Middle East & Africa	1,627	1,884	1,990
South & Southeast Asia	1,747	1,514	1,474
East Asia & Australia	1,851	2,608	1,691
Latin America & Canada	1,145	997	938
Operating income	$11,377	$11,581	$10,903
As discussed in Item 8, Note 12. Segment Reporting to our consolidated financial statements, effective January 1, 2018, we began using operating income to evaluate segment performance and allocate resources, replacing operating companies income used previously.

Our net revenues by product category were as follows:

PMI Net Revenues by Product Category
(in millions)	2018	2017	2016
Combustible Products
European Union	$8,433	$8,048	$8,105
Eastern Europe	2,597	2,657	2,478
Middle East & Africa	3,732	3,893	4,513
South & Southeast Asia	4,656	4,417	4,396
East Asia & Australia	3,074	3,156	3,619
Latin America & Canada	3,037	2,937	2,841
Total Combustible Products	$25,529	$25,107	$25,952
Reduced-Risk Products
European Union	$865	$269	$57
Eastern Europe	324	55	6
Middle East & Africa	382	94	4
South & Southeast Asia	—	—	—
East Asia & Australia	2,506	3,218	666
Latin America & Canada	19	4	1
Total Reduced-Risk Products	$4,096	$3,640	$733

Total PMI Net Revenues	$29,625	$28,748	$26,685
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

We recognize revenue when control is transferred to the customer, typically either upon shipment or delivery of goods.

Our shipment volume by segment for cigarettes and heated tobacco units was as follows:

PMI Shipment Volume (Million Units)
	2018	2017	2016
Cigarettes
European Union	179,622	187,293	193,586
Eastern Europe	108,718	119,398	129,456
Middle East & Africa	136,605	136,759	141,937
South & Southeast Asia	178,469	171,600	185,279
East Asia & Australia	56,163	62,653	74,750
Latin America & Canada	80,738	84,223	87,938
Total Cigarettes	740,315	761,926	812,946
Heated Tobacco Units
European Union	5,977	1,889	224
Eastern Europe	4,979	674	64
Middle East & Africa	3,403	907	36
South & Southeast Asia	—	—	—
East Asia & Australia	26,866	32,729	7,070
Latin America & Canada	147	27	—
Total Heated Tobacco Units	41,372	36,226	7,394
Cigarettes and Heated Tobacco Units
European Union	185,599	189,182	193,810
Eastern Europe	113,697	120,072	129,520
Middle East & Africa	140,008	137,666	141,973
South & Southeast Asia	178,469	171,600	185,279
East Asia & Australia	83,029	95,382	81,820
Latin America & Canada	80,885	84,250	87,938
Total Cigarettes and Heated Tobacco Units	781,687	798,152	820,340

Heated tobacco units ("HTU") is the term we use to refer to heated tobacco consumables, which for us include our HEETS, HEETS Marlboro and HEETS FROM MARLBORO, defined collectively as HEETS, as well as Marlboro HeatSticks and Parliament HeatSticks.

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

North Africa is defined as Algeria, Egypt, Libya, Morocco and Tunisia.

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

2018 compared with 2017

The following discussion compares our consolidated operating results for the year ended December 31, 2018, with the year ended December 31, 2017.

Estimated international cigarette and heated tobacco unit volume, excluding China and the United States, of 2.8 trillion, decreased by 1.6%, mainly due to the EU, EE, EA&A and LA&C, partly offset by ME&A and S&SA, as described in the Regional sections below.

Our total shipment volume decreased by 2.1%, principally due to:

•	the EU, primarily reflecting lower cigarette shipment volume in France, Germany and Italy, partly offset by higher heated tobacco unit shipment volume across the Region, notably in Italy;

•	Eastern Europe, reflecting lower cigarette shipment volume, principally in Russia and Ukraine, partly offset by higher heated tobacco unit shipment volume across the Region, notably in Russia;

•
East Asia & Australia, reflecting lower cigarette shipment volume, principally in Japan and Korea; lower heated tobacco unit shipment volume in Japan, reflecting the net impact of estimated distributor inventory movements described in the East Asia & Australia Region section below; partly offset by higher heated tobacco unit shipment volume in Korea; and

•	Latin America & Canada, reflecting lower cigarette shipment volume, notably in Argentina and Colombia;
partly offset by

•
Middle East & Africa, reflecting essentially flat cigarette shipment volume, with declines, notably in Saudi Arabia and the UAE, almost completely offset by higher cigarette shipment volume, notably in Turkey, as well as by higher heated tobacco unit shipment volume, mainly in PMI Duty Free; and

•	South & Southeast Asia, reflecting higher cigarette shipment volume, principally in Pakistan, the Philippines and Thailand.

Excluding the net impact of estimated distributor inventory movements of approximately 16.6 billion units, due primarily to heated tobacco unit inventories in Japan, reflecting unfavorable cigarette and heated tobacco unit inventory movements of approximately 0.4 billion and 16.2 billion units, respectively, our total shipment volume was flat.

Our cigarette shipment volume by brand and heated tobacco unit shipment volume was as follows:

PMI Shipment Volume by Brand (Million Units)
	Full-Year
	2018	2017	Change
Cigarettes
Marlboro	264,423	270,366	(2.2)%
L&M	89,789	90,817	(1.1)%
Chesterfield	59,452	55,075	7.9%
Philip Morris	49,864	48,522	2.8%
Sampoerna A	39,522	42,736	(7.5)%
Parliament	41,697	43,965	(5.2)%
Bond Street	32,173	37,987	(15.3)%
Dji Sam Soe	29,195	22,757	28.3%
Lark	23,021	24,530	(6.2)%
Fortune	16,596	13,451	23.4%
Others	94,583	111,720	(15.3)%
Total Cigarettes	740,315	761,926	(2.8)%
Heated Tobacco Units	41,372	36,226	14.2%
Total Cigarettes and Heated Tobacco Units	781,687	798,152	(2.1)%
Note: Sampoerna A includes Sampoerna; Philip Morris includes Philip Morris/Dubliss; and Lark includes Lark Harmony.

Our cigarette shipment volume decreased, partly reflecting the impact of out-switching to heated tobacco units largely from premium and mid-price cigarette brands. Our cigarette shipment volume of the following brands decreased:

•	Marlboro, mainly due to France, the GCC, notably Saudi Arabia and the UAE, Italy, Japan and Korea, partly offset by Indonesia, North Africa and Turkey;

•	L&M, mainly due to the GCC, notably Saudi Arabia, as well as North Africa, Russia and Turkey, partly offset by Kazakhstan, Serbia and Thailand;

•	Sampoerna A in Indonesia, mainly reflecting the impact of its retail price increasing past its round pack price point in the fourth quarter of 2017;

•	Parliament, mainly due to Korea and Russia, partly offset by Turkey;

•	Bond Street, mainly due to Kazakhstan, Russia and Ukraine;

•	Lark, mainly due to Japan, partly offset by Turkey; and

•
"Others," mainly due to: mid-price brands, notably Sampoerna U in Indonesia, partly reflecting the impact of above-inflation retail price increases; the successful portfolio consolidation of local brands into international trademarks, notably in Brazil, Colombia, Mexico and Russia; low-price Jackpot in the Philippines, reflecting up-trading as a result of narrowed price gaps; partly offset by low-price Hope in the Philippines and Morven in Pakistan.

Our cigarette shipment volume of the following brands increased:

•	Chesterfield, mainly driven by Argentina, Brazil, Colombia, the GCC, notably Saudi Arabia, Mexico and Turkey, partly offset by Portugal, Russia and Venezuela;

•	Philip Morris, mainly driven by Russia, partly offset by Argentina, Italy and the Philippines;

•	Dji Sam Soe in Indonesia, notably reflecting the continued strong performance of its Magnum Mild 16s variant launched in the second quarter of 2017; and

•	Fortune in the Philippines, reflecting the favorable impact of its narrowed retail price gap to competitors' products.

Our heated tobacco unit shipment volume increased, reflecting favorable heated tobacco unit volume across the EU, notably Italy, as well as Korea, PMI Duty Free and Russia, partly offset by unfavorable heated tobacco unit volume in Japan, reflecting the net impact of estimated distributor inventory movements.

2018 International Share of Market (excluding China and the United States)

Our 2018 total international market share, defined as our cigarette and heated tobacco unit sales volume as a percentage of total industry cigarette and heated tobacco unit sales volume, increased by 0.5 points to 28.4%, reflecting:

•	Total international cigarette market share of 26.8%, down by 0.3 points; and

•	Total international heated tobacco unit market share of 1.6%, up by 0.8 points.

Our total international cigarette market share, defined as our cigarette sales volume as a percentage of total industry cigarette sales volume, was flat at 27.4%.

In 2018, we owned six of the world's top 15 international cigarette brands, with international cigarette market shares as follows: Marlboro, 9.7%; L&M, 3.3%; Chesterfield, 2.2%; Philip Morris, 1.8%; Parliament, 1.6%; and Bond Street, 1.2%.

Key Market Data

Key market data regarding total market size, our shipments and market share were as follows:

			PMI Shipments (billion units)						PMI Market Share (%)(1)
Market	Total Market (billion units)		Total		Cigarette		Heated Tobacco Unit		Total		Heated Tobacco Unit
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
European Union
France	40.9	45.1	18.5	19.7	18.4	19.7	—	—	45.5	43.5	0.1	—
Germany	75.2	76.9	28.1	28.6	27.7	28.5	0.4	0.1	37.3	37.2	0.5	0.2
Italy	69.0	69.8	35.2	36.8	33.5	36.1	1.7	0.7	51.8	52.2	2.2	0.7
Poland	43.2	41.7	17.9	17.8	17.6	17.7	0.4	0.1	41.5	42.7	0.9	0.2
Spain	45.0	45.0	14.1	14.5	13.9	14.4	0.2	0.1	32.1	32.3	0.4	0.1

Eastern Europe
Russia	238.1	260.0	68.0	72.4	64.6	72.1	3.4	0.3	28.4	27.8	1.0	0.1

Middle East & Africa
Saudi Arabia	20.6	26.1	7.4	10.9	7.4	10.9	—	—	41.5	45.2	—	—
Turkey	118.5	106.2	55.0	49.6	55.0	49.6	—	—	46.4	46.7	—	—

South & Southeast Asia
Indonesia	307.0	307.4	101.4	101.3	101.4	101.3	—	—	33.0	33.0	—	—
Philippines	73.2	74.9	51.2	50.6	51.2	50.6	—	—	69.9	67.6	—	—

East Asia & Australia
Australia	12.8	13.9	3.8	4.3	3.8	4.3	—	—	29.7	30.6	—	—
Japan	167.3	171.5	52.3	66.1	30.8	34.9	21.4	31.3	34.0	32.1	15.5	10.8
Korea	69.5	70.6	17.4	14.9	12.0	13.5	5.4	1.4	25.0	21.2	7.8	2.0

Latin America & Canada
Argentina	35.0	36.2	25.8	27.0	25.8	27.0	—	—	73.7	74.7	—	—
Canada	23.4	24.6	8.9	9.3	8.9	9.3	—	—	38.1	37.3	0.1	—
Mexico	35.5	35.8	24.2	24.4	24.2	24.4	—	—	68.0	68.1	—	—

(1) Market share estimates are calculated using IMS data Note: % change for Total Market and PMI shipments in the discussion below is computed based on millions of units

Financial Summary
Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2018	2017	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$29,625	$28,748	3.1%	3.4%	$877	$(103)	$1,488	$(724)	$216
Cost of Sales	(10,758)	(10,432)	(3.1)%	(2.3)%	(326)	(83)	—	(180)	(63)
Marketing, Administration and Research Costs	(7,408)	(6,647)	(11.4)%	(11.0)%	(761)	(29)	—	—	(732)
Amortization of Intangibles	(82)	(88)	6.8%	5.7%	6	1	—	—	5
Operating Income	$11,377	$11,581	(1.8)%	0.1%	$(204)	$(214)	$1,488	$(904)	$(574)
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

Net revenues, excluding unfavorable currency, increased by 3.4%, reflecting: a favorable pricing variance, notably in Argentina, Australia, Canada, Egypt, Germany, Indonesia, Italy, Japan, Mexico, the Philippines, Russia, Turkey, and Ukraine, partly offset by France, Korea, Saudi Arabia and Thailand; as well as a favorable "cost/other" variance as described above.

These favorable variances were partly offset by unfavorable volume/mix, primarily reflecting unfavorable cigarette volume/mix, notably in Australia, the GCC, notably Saudi Arabia and the UAE, Indonesia, Italy, Japan and Russia, partly offset by Pakistan, Thailand and Turkey. The unfavorable cigarette volume/mix was partly offset by favorable heated tobacco unit volume in the EU, notably the Czech Republic, Germany and Italy, as well as Korea, PMI Duty Free and Russia, partly offset by unfavorable heated tobacco unit volume in Japan, reflecting the net impact of estimated distributor inventory movements.

The unfavorable currency in net revenues was due primarily to the Argentine peso, Indonesian rupiah, Philippine peso, Russian ruble and Turkish lira, partially offset by the Euro, Japanese yen and Polish zloty.

Net revenues include $4.1 billion in 2018 and $3.6 billion in 2017 related to the sale of RRPs. In 2018, approximately $0.9 billion of our $4.1 billion in RRP net revenues were from IQOS devices and accessories.

Operating income, excluding unfavorable currency, was essentially flat, reflecting: a favorable pricing variance; partly offset by unfavorable volume/mix, due mainly to lower volume in Japan and Saudi Arabia and lower mix in Indonesia and Russia, partly offset by higher volume in the EU, driven by heated tobacco units, as well as Korea, PMI Duty Free, Thailand and Turkey. The favorable pricing variance was also partly offset by higher marketing, administration and research costs, primarily related to increased investment behind reduced-risk products across all Regions, predominantly the EU and EA&A.

Interest expense, net, of $665 million decreased by $249 million (27.2%), due primarily to our ongoing efforts to optimize our capital structure following the passage of the Tax Cuts and Jobs Act. This included the decision to use existing cash to repay the $2.5 billion principal for our matured May 2018 ten-year U.S. bond, which had a coupon of 5.65%.

Our effective tax rate decreased by 17.8 percentage points to 22.9%. The change in the effective tax rate for 2018, as compared to 2017, was primarily due to the Tax Cuts and Jobs Act, which reduced the U.S. federal income tax rate from 35% to 21%, in addition to repatriation cost differences and earnings mix by taxing jurisdiction. We completed our analysis of the Tax Cuts and Jobs Act during 2018 and adjusted the 2017 provisional estimates to the final amounts based on our 2017 U.S. federal income tax return as filed. Accordingly, we recorded in our income tax provision a charge of $31 million representing a current income tax charge of $185 million primarily due to an increase in our final 2017 transition tax liability, mostly offset by a deferred income tax benefit of $154 million primarily due to the recognition of deferred tax assets for net operating losses in the state of New York. The effective tax rate in 2017 was unfavorably impacted by $1.6 billion due to the Tax Cuts and Jobs Act. We estimate that our 2019 effective tax rate will be approximately 23%, subject to future regulatory developments and earnings mix by taxing jurisdiction. For further details, see Item 8, Note 11. Income Taxes.

We are regularly examined by tax authorities around the world, and we are currently under examination in a number of jurisdictions. It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible change cannot be made at this time.

Net earnings attributable to PMI of $7.9 billion increased by $1.9 billion (31.1%). This increase was due primarily to a lower effective tax rate and lower interest expense, net, partially offset by lower operating income. Diluted and basic EPS of $5.08 increased by 30.9%. Excluding a net favorable tax impact of $0.82 primarily related to the implementation of the Tax Cuts and Jobs Act and an unfavorable currency impact of $0.11, diluted EPS increased by 10.4%.

2017 compared with 2016

The following discussion compares our consolidated operating results for the year ended December 31, 2017, with the year ended December 31, 2016.

Estimated international cigarette and heated tobacco unit volume, excluding China and the United States, of 2.8 trillion was down by 2.8%.

Our total shipment volume decreased by 2.7%, principally due to:

•	European Union, notably reflecting lower cigarette shipment volume in Greece, Italy and Spain, partly offset by higher heated tobacco unit shipment volume;

•	Eastern Europe, notably reflecting lower cigarette shipment volume in Russia and Ukraine; partly offset by higher heated tobacco unit shipment volume;

•
Middle East & Africa, notably reflecting lower cigarette shipment volume in Saudi Arabia - where our cigarette shipment volume declined by 35.8%, impacted by the new excise tax implemented in June 2017 that resulted in the doubling of retail prices; partly offset by higher cigarette shipment volume in North Africa, notably Algeria, and higher heated tobacco unit shipment volume;

•
South & Southeast Asia, notably reflecting lower cigarette shipment volume in Indonesia and Pakistan - impacted by excise tax-driven price increases and an increase in the prevalence of illicit trade - and the Philippines; and

•	Latin America & Canada, notably reflecting lower cigarette shipment volume in Argentina, Brazil, Canada, Colombia and Mexico;
partially offset by:

•	East Asia & Australia, notably reflecting higher heated tobacco unit shipment volume, mainly in Japan and Korea, partly offset by lower cigarette shipment volume in Japan and Korea.

Excluding the favorable net impact of estimated cigarette and heated tobacco unit inventory movements of approximately 3.3 billion units, our total shipment volume decreased by 3.1%. The favorable inventory movements were driven primarily by approximately 8.5 billion units net in Japan reflecting: the increasing demand for HeatSticks, anticipated to further increase in the first quarter of 2018 following a planned lifting of the restriction on IQOS device sales; the establishment of appropriate distributor inventory levels of heated tobacco units, given the current high dependence on a single manufacturing center; and the transition from air freight to sea freight of heated tobacco units, largely completed in the fourth quarter of 2017. These favorable inventory movements were partly offset by a reduction of combustible product inventory levels, mainly in Italy, North Africa, Russia, Saudi Arabia and Spain.

Our cigarette shipment volume by brand and heated tobacco unit shipment volume was as follows:

PMI Cigarette Shipment Volume by Brand (Million Units)
	Full-Year
	2017	2016	Change
Cigarettes
Marlboro	270,366	281,720	(4.0)%
L&M	90,817	96,770	(6.2)%
Chesterfield	55,075	46,291	19.0%
Philip Morris	48,522	35,914	35.1%
Parliament	43,965	45,671	(3.7)%
Bond Street	37,987	44,567	(14.8)%
Lark	24,530	27,571	(11.0)%
Others*	190,664	234,442	(18.7)%
Total Cigarettes	761,926	812,946	(6.3)%
Heated Tobacco Units	36,226	7,394	+100.0%
Total Cigarettes and Heated Tobacco Units	798,152	820,340	(2.7)%
*Others above also include cigarette shipment volumes of Sampoerna A (including Sampoerna) of 42,736 million units in 2017 and 44,548 million units in 2016; Dji Sam Soe of 22,757 million units in 2017 and 20,411 million units in 2016; and Fortune of 13,451 million units in 2017 and 18,570 million units in 2016.
Note: Philip Morris includes Philip Morris/Dubliss; and Lark includes Lark Harmony.

Cigarette shipment volume of Marlboro decreased in: the EU, mainly due to Greece, Italy and Spain; ME&A, predominantly due to Saudi Arabia, reflecting the impact of the new excise tax implemented in June 2017 that resulted in the doubling of the retail price of Marlboro from SAR 12 to SAR 24 per pack, partly offset by North Africa, notably Algeria and Egypt, and Turkey; EA&A, mainly due to Japan and Korea, principally reflecting out-switching to heated tobacco products; and LA&C, mainly due to Argentina and Brazil; partly offset by an increase in S&SA, mainly due to Indonesia and the Philippines.

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

Key market data regarding total market size, our shipments and market share were as follows:

			PMI Shipments (billion units)						PMI Market Share (%)(1)
Market	Total Market (billion units)		Total		Cigarette		Heated Tobacco Unit		Total		Heated Tobacco Unit
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
European Union
France	45.1	45.7	19.7	19.7	19.7	19.7	—	—	43.5	42.8	—	—
Germany	76.9	78.1	28.6	29.0	28.5	29.0	0.1	—	37.2	37.1	0.2	—
Italy	69.8	72.1	36.8	38.7	36.1	38.6	0.7	0.1	52.2	52.5	0.7	0.1
Poland	41.7	41.3	17.8	17.5	17.7	17.5	0.1	—	42.7	42.3	0.2	—
Spain	45.0	46.7	14.5	16.4	14.4	16.4	0.1	—	32.3	33.9	0.1	—

Eastern Europe
Russia	260.0	280.0	72.4	79.7	72.1	79.7	0.3	0.1	27.8	27.9	0.1	—

Middle East & Africa
Saudi Arabia	26.1	31.6	10.9	17.0	10.9	17.0	—	—	45.2	52.1	—	—
Turkey	106.2	105.5	49.6	49.6	49.6	49.6	—	—	46.7	47.0	—	—

South & Southeast Asia
Indonesia	307.4	315.6	101.3	105.5	101.3	105.5	—	—	33.0	33.4	—	—
Philippines	74.9	79.3	50.6	56.6	50.6	56.6	—	—	67.6	71.3	—	—

East Asia & Australia
Australia	13.9	15.7	4.3	5.1	4.3	5.1	—	—	30.6	32.8	—	—
Japan	171.5	179.0	66.1	51.0	34.9	43.9	31.3	7.1	32.1	27.1	10.8	2.9
Korea	70.6	73.6	14.9	15.5	13.5	15.5	1.4	—	21.2	21.0	2.0	—

Latin America & Canada
Argentina	36.2	36.1	27.0	27.5	27.0	27.5	—	—	74.7	76.3	—	—
Canada	24.6	26.3	9.3	10.0	9.3	10.0	—	—	37.3	38.4	—	—
Mexico	35.8	36.2	24.4	25.1	24.4	25.1	—	—	68.1	69.3	—	—

(1) Market share estimates are calculated using IMS data Note: % change for Total Market and PMI shipments in the discussion below is computed based on millions of units

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2017	2016	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$28,748	$26,685	7.7%	9.4%	$2,063	$(437)	$1,386	$1,114	$—
Cost of Sales	(10,432)	(9,391)	(11.1)%	(11.4)%	(1,041)	30	—	(1,107)	36
Marketing, Administration and Research Costs	(6,647)	(6,317)	(5.2)%	(9.2)%	(330)	250	—	—	(580)
Amortization of Intangibles	(88)	(74)	(18.9)%	(18.9)%	(14)	—	—	—	(14)
Operating Income	$11,581	$10,903	6.2%	7.7%	$678	$(157)	$1,386	$7	$(558)
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs; asset impairment and exit costs; and amortization of intangibles.

Net revenues increased by 7.7%, due to price increases and favorable volume/mix, partially offset by unfavorable currency.

The unfavorable currency in net revenues was due primarily to the Argentine peso, Egyptian pound, Japanese yen, Philippine peso and Turkish lira, partially offset by the Russian ruble.

Net revenues for RRPs were $3.6 billion in 2017 and $733 million in 2016 mainly in Japan. In 2017, approximately $0.9 billion of our $3.6 billion in RRP net revenues were from IQOS devices and accessories.

Cost of sales increased by 11.1%, due to higher cost of sales resulting from volume/mix, partly offset by lower manufacturing costs and favorable currency.

Marketing, administration and research costs increased by 5.2%, largely reflecting increased investment behind reduced-risk products, predominately in the European Union and East Asia & Australia, partly offset by favorable currency.

Operating income increased by 6.2%, due primarily to price increases, partly offset by higher marketing, administration and research costs and unfavorable currency.

Interest expense, net, of $914 million increased by $23 million, due primarily to unfavorable currency and higher average debt levels, partly offset by higher interest income.

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

Much of the regulation that shapes the business environment in which we operate is driven by the World Health Organization's (“WHO”) Framework Convention on Tobacco Control (“FCTC”), which entered into force in 2005. The FCTC has as its main objective to establish a global agenda for tobacco regulation, with the purpose of reducing tobacco use. To date, 180 countries and the European Union are Parties to the FCTC. The treaty requires Parties to have in place various tobacco control measures and recommends others. The FCTC governing body, the Conference of the Parties (“CoP”), has also adopted non-binding guidelines and policy recommendations related to certain articles of the FCTC that go beyond the text of the treaty. In October 2018, the CoP recognized the need for more scientific assessment and improved reporting to define policy on heated tobacco products. Similar to its previous policy recommendations on e-cigarettes, the CoP invited countries to regulate, restrict or prohibit heated tobacco products, as appropriate under their national laws. It is not possible to predict whether or to what extent measures recommended by CoP, including the FCTC guidelines, will be implemented.

We continue to seek to engage in a dialogue with regulators with respect to those measures that we do not believe would protect public health and, if implemented, could disrupt competition, severely limit our ability to market and sell our products (including our RRPs) to adult smokers, or increase illicit trade. We advocate for measures that would accelerate switching to better alternatives to continued smoking and embrace a regulatory framework that recognizes a risk continuum of tobacco and other nicotine-containing products.

Certain measures are discussed in more detail below and in the Reduced-Risk Products (RRPs) section.

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

EU Tobacco Products Directive: In April 2014, the EU adopted a significantly revised EU Tobacco Products Directive (TPD), which entered into force in May 2016. All 28 Member States and Norway have adopted laws transposing the TPD.  The TPD sets forth a comprehensive set of regulatory requirements for tobacco products, including:

•	health warnings covering 65% of the front and back panels of cigarette packs, with an option for Member States to further standardize tobacco packaging, including the introduction of plain packaging;

•	a ban on characterizing flavors in some tobacco products, with a transition period for menthol expiring in May 2020;

•	security features and tracking and tracing measures that will become effective on May 20, 2019, and will increase our operating expenses; and

•
a framework for the regulation of novel tobacco products and e-cigarettes, including requirements for health warnings and information leaflets, a prohibition on product packaging text related to reduced risk, and the introduction of notification requirements or authorization procedures in advance of commercialization.

Plain Packaging and Other Packaging Restrictions: Plain packaging legislation bans the use of branding, logos and colors on packaging other than the brand name and variant that may be printed only in specified locations and in a uniform font. To date, plain packaging laws have been adopted in certain markets in all of our reporting segments, including the key markets of Australia, France, Saudi Arabia and Turkey, and are in various degrees of implementation. Some countries, such as New Zealand and Israel, adopted plain packaging regulations that apply to all tobacco products, including RRPs. Other countries, including Canada, are also considering plain packaging legislation.

Some countries have adopted, or are considering adopting, packaging restrictions that could have an impact similar to plain packaging. Examples of such restrictions include standardizing the shape and size of packages, prohibiting certain colors or the use of certain descriptive phrases on packaging, and requiring very large graphic health warnings that leave little space for branding.

Restrictions and Bans on the Use of Ingredients: The WHO and others in the public health community have recommended restrictions or total bans on the use of some or all ingredients in tobacco products, including menthol. Broad restrictions and ingredient bans would require us to reformulate our American blend tobacco products and could reduce our ability to differentiate these products in the market in the long term. Menthol bans would eliminate the entire category of mentholated tobacco products. The European Union has banned flavored tobacco products, subject to an exemption until May 2020 for menthol. Other countries may follow the EU’s approach. For instance, Turkey has banned menthol as of May 2020. Broader ingredient bans have been adopted by Canada and Brazil. Canada banned menthol in cigarettes as of October 2017 and in all tobacco products as of November 2018. In Brazil, an ingredient ban is currently on appeal by a tobacco industry union, of which our Brazilian subsidiary is a member. The tobacco union requested a stay of the enforcement of the ingredient ban while the appeal is pending. It is not possible to predict the outcome of these legal proceedings.

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

On December 19, 2018, the EU Council and the EU Parliament provisionally agreed on the Single-Use Plastics Directive, which would require tobacco manufacturers and importers to cover the costs of public collection systems for cigarette butts. The directive is expected to be finalized in the first half of 2019 and subsequently transposed by Member States into national law within two years. We cannot predict the impact of this initiative on our business at this time.

Illicit Trade: The illicit tobacco trade creates a cheap and unregulated supply of tobacco products, undermines efforts to reduce smoking prevalence, especially among youth, damages legitimate businesses, stimulates organized crime, increases corruption and reduces government tax revenue. Illicit trade may account for as much as 10% of global cigarette consumption; this includes counterfeit, contraband and the growing problem of “illicit whites,” which are cigarettes legally produced in one jurisdiction for the sole purpose of being exported and illegally sold in another jurisdiction where they have no legitimate market. We estimate that illicit trade in the European Union accounted for approximately 10% of total cigarette consumption in 2018.

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

The tracking and tracing regulations for cigarettes and roll-your-own products manufactured or destined for the EU will become effective on May 20, 2019. The effective date for other tobacco-containing products, including some of our RRPs such as the heated tobacco units used with IQOS, is May 20, 2024.

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

In May 2016, PMI launched PMI IMPACT, a global initiative that supports third-party projects dedicated to fighting illegal trade and related crimes such as corruption, organized criminal networks and money laundering. The centerpiece of PMI IMPACT is a council of external independent experts in the fields of law, anti-corruption and law enforcement. The experts are responsible for evaluating and approving funding proposals for PMI IMPACT grants. PMI has pledged $100 million to fund projects within PMI IMPACT over three funding rounds. Substantially all grants under the first and second funding round were awarded in 2017 and 2018, respectively.

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

Four RRP platforms are in various stages of development and commercialization readiness:

        Platform 1 uses a precisely controlled heating device that we are commercializing under the IQOS brand name, into which a specially designed and proprietary tobacco unit is inserted and heated to generate an aerosol. We have conducted a series of clinical studies for this platform, the results of which were included in our submission to the U.S. Food and Drug Administration (“FDA”) described below. The results of the first six-month term of the 6+6 month exposure response study were received at the end of 2017, and the related report was completed and submitted to the FDA in the second quarter of 2018. The study showed that all eight of the co-primary clinical risk endpoints moved in the same direction in the group that switched to IQOS as observed for smoking cessation, with statistically significant changes in five of the eight endpoints compared with on-going smoking. The results of the second six-month term of the 6+6 month exposure response study were received for analysis in the second quarter of 2018; the related report is under preparation. In addition, as set out in our submission to the FDA referenced above, we completed an 18-month combined chronic toxicity and carcinogenicity study in mice, which was ongoing at the time of our FDA submission. We shared the results with the FDA in August 2018.

    Platform 2 uses a pressed carbon heat source which, when ignited, generates a nicotine-containing aerosol by heating tobacco. The results of our pharmacokinetic study (that measured the nicotine pharmacokinetic profile as well as subjective effects) and of our five-day reduced exposure study indicate that this platform could be an acceptable substitute for adult smokers who seek an alternative to cigarettes. The reduced exposure study results showed a substantial reduction in relevant biomarkers of exposure to the measured HPHCs in those who switched to Platform 2 compared to those who continued to smoke cigarettes over a five-day period. The sustainability of this reduction as well as changes in clinical risk markers were assessed in a three-month reduced exposure study. The results of this study were received at the end of 2017, and the related report was finalized in the second quarter of 2018.

    Platform 3 provides an aerosol of nicotine salt formed by the chemical reaction of nicotine with a weak organic acid. We have explored two routes for this platform, one with electronics and one without, and conducted nicotine pharmacokinetic studies with both versions. The results of the pharmacokinetic study related to the version without electronics were received, and the related report was finalized in the fourth quarter of 2018. The results indicate this product's potential as an acceptable alternative to continued cigarette smoking in terms of product satisfaction. We will also initiate a clinical product use and adaptation study.

    Platform 4 covers e-vapor products, which are battery-powered devices that produce an aerosol by vaporizing a nicotine-containing liquid solution. Our e-vapor products comprise devices using current generation technology and our new e-vapor mesh technology that addresses certain challenges presented by some e-vapor products currently on the market. Our IQOS MESH products are designed to ensure the consistency and quality of the generated aerosol. We conducted a nicotine pharmacokinetic study in 2017. The results of this study were received in the second quarter of 2018 for analysis, and the related report was finalized in the fourth quarter of 2018. The results of this study indicate that IQOS MESH products are an effective means of nicotine delivery while being a satisfying alternative for e-cigarette users. We will also initiate a clinical reduced exposure study to measure selected biomarkers of exposure to HPHCs and assess changes in clinical risk markers.

After we receive the results of our scientific studies mentioned above, in accordance with standard scientific practices, we intend to share the conclusions in scientific forums and to submit them for inclusion in peer-reviewed publications.

The research and development expense for our RRP portfolio accounted for 92%, 74% and 72% of our total research and development expense for the years ended December 31, 2018, 2017 and 2016, respectively.  The research and development expense for the years ended December 31, 2018, 2017 and 2016, is set forth in Item 8, Note 14. Additional Information to the consolidated financial statements.

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

In 2014, we introduced the IQOS heated tobacco system in pilot city launches in Nagoya, Japan, and in Milan, Italy. Since then, we have continuously expanded our commercialization activities, and IQOS is currently available for sale in 44 markets in key cities or nationwide.

In Japan, we observed a slower-than-initially-projected growth in the first half of 2018, as we are now reaching different socio-economic strata with more conservative consumers who show a slower pace of adoption than early adopters. In late 2018 we began implementing a number of initiatives intended to specifically address the needs of these adult smokers.

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

Our commercialization efforts for the other RRP platforms are as follows:

•	We currently market our e-vapor products in several markets, including Ireland and the U.K. In July 2018, we pilot-launched IQOS MESH, one of our Platform 4 products, in London, U.K.

•
We completed a small-scale city test of TEEPS, our Platform 2 product, that we had initiated in December 2017 in Santo Domingo, the Dominican Republic, and are working on improving this product and incorporating our learnings into our future plans.

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

In the United States, an established regulatory framework for assessing “Modified Risk Tobacco Products” and “New Tobacco Products” exists under the jurisdiction of the FDA. We submitted to the FDA a Modified Risk Tobacco Product Application (“MRTPA”) for IQOS in December 2016, and a Premarket Tobacco Product Application (“PMTA”) for IQOS in March 2017. In May 2017, the FDA formally accepted and filed our MRTPA for substantive scientific review and, in June 2017, the FDA opened the period for the public to provide comments on our application. The FDA recently announced the public comment period would close on February 11, 2019. In August 2017, the FDA completed a preliminary review of our PMTA and accepted our application for substantive review. The FDA referred our MRTPA to the Tobacco Product Scientific Advisory Committee (“TPSAC”). TPSAC held a meeting on January 24 and January 25, 2018 to discuss our MRTPA. The recommendations and votes of TPSAC are not binding on the FDA. By regulation, the FDA’s decision on our MRTPA will take into account, in addition to the views of TPSAC, scientific evidence as well as comments, data and information submitted by interested persons.

Separately, in July 2017, the FDA issued a policy announcement aiming to explore the potential of nicotine reduction in cigarettes in conjunction with the availability of less harmful products that deliver nicotine for adults who choose to use such products. In July 2018, as part of a public consultation procedure, we submitted our views on this topic to the FDA.

Following a rise in the use of e-vapor products among minors in the U.S., in November 2018, the FDA announced a policy framework for the prevention of the use of tobacco and nicotine-containing products by youth. Under the policy framework, flavored e-vapor products, other than tobacco, mint and menthol flavors, may be sold only in age-restricted retail outlets or through online sites with heightened age verification requirements. The FDA also announced its intention to remove from the market certain e-vapor products that are appealing or marketed to youth. While we do not sell products in the U.S. and therefore are not subject to these actions, we continue to support regulation and industry practices that reflect the fact that youth should not consume nicotine in any form.

Future FDA actions may influence the regulatory approach of other governments.

Until recently, there were no countries with specific product standards for heated tobacco products. Effective July 2017 and March 2018, respectively, Russia and Ukraine adopted standards that set minimum quality and safety requirements for the consumables and defined methods for demonstrating the absence of combustion, and the product standards in Kazakhstan that come into force in March 2019, also cover devices. We expect and encourage other governments to consider similar product standards going forward.

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

In addition, in Italy, in April 2018, we submitted under recent legislation an application for HEETS, used with the IQOS device, requesting regulatory recognition of the reduction of toxic substances and potential risk reduction resulting from switching to this product compared to continued cigarette smoking. In January 2019, our application was not granted primarily on the grounds of insufficient data and questions of methodology.  Due to the constraints of the review process, we had been unable to supplement the application with all the data we subsequently filed with the FDA and to address methodological questions during the review. We plan to submit a new application where we will clarify the concerns raised by the decision and further strengthen our application by submitting additional evidence that became available since we submitted our first application, consistent with our FDA filing. We are confident that our evidence supports our application.

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

On August 17, 2018, the Science & Technology Committee of the U.K. House of Commons published a report of its inquiry into e-cigarettes and heat-not-burn tobacco products. The report concluded that e-cigarettes are significantly less harmful to health than smoking tobacco. The report also observed that for those smokers who don’t accept e-cigarettes, heat-not-burn tobacco products may offer a public health benefit despite their relative risk. The report called for a risk-proportionate regulatory environment for both e-cigarettes and heat-not-burn tobacco products and noted that e-cigarettes should remain the least taxed, cigarettes the most taxed, with heat-not-burn products falling between the two. The U.K. Committee on Advertising Practice announced the removal of a prohibition of health claims in the advertising of e-cigarettes in the U.K. effective November 2018, with a review of the impact of this decision on market practices 12 months thereafter.

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

To date, we have been largely successful in demonstrating to regulators that our RRPs are not cigarettes due to the absence of combustion, and as such they are generally taxed either as a separate category or as other tobacco products, which typically yields more favorable tax rates than cigarettes. Although we believe that this is sensible from the public health perspective, we cannot guarantee that regulators will continue this approach.

There can be no assurance that we will succeed in our efforts to replace cigarettes with RRPs or that regulation will allow us to commercialize RRPs in all markets, to communicate scientifically substantiated risk-reduction claims, or to treat RRPs differently from cigarettes.

Legal Challenges to RRPs: We face various administrative and legal challenges related to certain RRP activities, including allegations concerning product classification, advertising restrictions, corporate communications, IQOS coach activities, scientific substantiation, product liability, and unfair competition.  While we design our programs to comply with relevant regulations, we expect these or similar challenges to continue as we expand our efforts to commercialize RRPs and to communicate publicly. The outcomes of these matters may affect our RRP commercialization and public communication activities and performance in one or more countries.

Our RRP Business Development Initiatives: In December 2013, we established a strategic framework with Altria Group, Inc. (“Altria”) setting out terms on how the parties would collaborate to develop and commercialize e-vapor products and commercialize two of our RRPs in the U.S. In late 2018, Altria announced that it will participate in the e-vapor category only through another e-vapor company in which Altria has agreed to acquire a minority interest. We intend to hold discussions with Altria about e-vapor products following completion of its investment. Regarding heated tobacco products, as discussed above, we are seeking regulatory approval from the FDA to market IQOS in the U.S., and these efforts are not affected by Altria's e-vapor announcement.

Other Developments: On September 12, 2017, we announced our support of the Foundation for a Smoke-Free World. We agreed to contribute $80 million per year over the next 12 years, as specified in the agreement. We made an initial contribution of $4.5 million in 2017, the first annual contribution of $80 million in the first quarter of 2018 and the second annual contribution of $80 million in the first quarter of 2019. The Foundation is an independent body and is governed by its independent Board of Directors. The Foundation’s role, as set out in its corporate charter, includes funding research in the field of tobacco harm reduction, encouraging measures that reduce the harm caused by smoking, and assessing the effect of reduced cigarette consumption on the industry value chain.

Governmental Investigations

From time to time, we are subject to governmental investigations on a range of matters, including tax, customs, antitrust, advertising, and labor practices. We describe certain matters pending in Thailand and South Korea in Item 8, Note 18. Contingencies.

In November 2010, a WTO panel issued its decision in a dispute relating to facts that arose from August 2006 between the Philippines and Thailand concerning a series of Thai customs and tax measures affecting cigarettes imported by PM Thailand into Thailand (see Item 8, Note 18. Contingencies for additional information). The WTO panel decision, which was upheld by the WTO Appellate Body, concluded that Thailand had no basis to find that PM Thailand's declared customs values and taxes paid were too low, as alleged by the DSI in 2009. The decision also created obligations for Thailand to revise its laws, regulations, or practices affecting the customs valuation and tax treatment of future cigarette imports. Thailand agreed in September 2011 to fully comply with the decision by October 2012. The Philippines asserts that to date Thailand has not fully complied with the WTO panel decision. The Philippines has repeatedly expressed concerns with ongoing investigations by Thailand of PM Thailand, including those that led to the criminal charges described in Item 8, Note 18. Contingencies, and has commenced two formal proceedings at the WTO to challenge criminal charges against PM Thailand arguing that the criminal charges appear to be based on grounds not supported by WTO customs valuation rules and inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies. The Philippines has also asserted that the demand notices received by PM Thailand from the Thai Customs Department in November 2017, described in Note 8. Contingencies, are inconsistent with Thailand's WTO obligations. On November 12, 2018, the WTO issued its decision agreeing with the Philippines that criminal charges against PM Thailand and seven former and current employees in connection with import entries of cigarettes from the Philippines during the period of July 2003 to June 2006 are inconsistent with WTO customs valuation rules. In January 2019, Thailand appealed this decision.

U.S. GAAP Treatment of Argentina as a Highly Inflationary Economy

Following the categorization of Argentina by the International Practices Task Force of the Center for Audit Quality as a country with a three-year cumulative inflation rate greater than 100%, the country is considered highly inflationary in accordance with U.S. GAAP. Consequently, we began to account for the operations of our Argentinian affiliates as highly inflationary, and to treat the U.S. dollar as the functional currency of the affiliates, effective July 1, 2018. The move to highly inflationary accounting in Argentina reduced our currency-neutral net revenue growth by approximately 0.6 points in 2018.

Acquisitions

We discuss our acquisitions in Item 8, Note 6. Acquisitions to our consolidated financial statements.

Investments in Unconsolidated Subsidiaries and Equity Securities

We discuss our investments in unconsolidated subsidiaries and equity securities in Item 8, Note 4. Investments in Unconsolidated Subsidiaries and Other Related Party and Item 8, Note 16. Fair Value Measurements to our consolidated financial statements.

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

2018 compared with 2017

The following discussion compares operating results within each of our reportable segments for 2018 with 2017.

Unless otherwise stated, references to total industry, total market, our shipment volume and our market share performance reflect cigarettes and heated tobacco units.

European Union:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2018	2017	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$9,298	$8,318	11.8%	5.9%	$980	$489	$248	$243	$—
Operating Income	$4,105	$3,691	11.2%	2.9%	$414	$308	$248	$116	$(258)
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs; asset impairment and exit costs; and amortization of intangibles.

Net revenues, excluding favorable currency, increased by 5.9%, reflecting a favorable pricing variance, driven notably by Germany and Italy, partly offset by France, and favorable volume/mix, driven predominantly by heated tobacco unit volume, notably in the Czech Republic, Germany and Italy, partly offset by unfavorable cigarette volume in France, Germany and Italy.

The net revenues of the European Union segment include $865 million in 2018 and $269 million in 2017 related to the sale of RRPs.

Operating income, excluding favorable currency, increased by 2.9%, reflecting: a favorable pricing variance; favorable volume/mix, notably in Bulgaria, the Czech Republic and Poland, partly offset by France, Norway and the United Kingdom; partly offset by higher manufacturing costs and marketing, administration and research costs, primarily related to investments behind reduced-risk products across the Region.

European Union - Total Market, PMI Shipment & Market Share Commentaries

Total market, PMI shipment volume and market share performance are shown in the table below:

European Union Key Data	Full-Year
			Change
	2018	2017	% / pp
Total Market (billion units)	484.3	492.4	(1.7)%

PMI Shipment Volume (million units)
Cigarettes	179,622	187,293	(4.1)%
Heated Tobacco Units	5,977	1,889	+100.0%
Total European Union	185,599	189,182	(1.9)%

PMI Market Share
Marlboro	18.5%	18.8%	(0.3)
L&M	6.9%	6.9%	—
Chesterfield	5.9%	6.0%	(0.1)
Philip Morris	2.9%	3.1%	(0.2)
HEETS	1.2%	0.3%	0.9
Others	3.1%	3.2%	(0.1)
Total European Union	38.5%	38.3%	0.2

The estimated total market in the EU decreased by 1.7% to 484.3 billion units, or by 1.5% excluding the net impact of estimated trade inventory movements, notably due to:

•	France, down by 9.2%, primarily reflecting the impact of significant excise tax-driven price increases and an increase in the prevalence of illicit trade;

•	Germany, down by 2.2%, primarily reflecting the impact of price increases;

•	Italy, down by 1.3%, primarily reflecting the impact of price increases; and

•	the United Kingdom, down by 6.9%, primarily reflecting the impact of price increases;
partly offset by

•	Poland, up by 3.7%, primarily driven by a decrease in the prevalence of illicit trade.

Our total shipment volume decreased by 1.9% to 185.6 billion units, or by 1.0% excluding the net impact of estimated distributor inventory movements, notably due to:

•
France, down by 6.4%, or by 5.0% excluding the net impact of estimated distributor inventory movements, primarily due to a lower total market, partly offset by higher market share, notably of Marlboro and Philip Morris;

•	Germany, down by 1.8%, primarily due to the lower total market, partly offset by higher market share; and

•	Italy, down by 4.1%, or by 1.9% excluding the net impact of estimated distributor inventory movements, primarily due to the lower total market and lower cigarette market share.

Our Regional market share increased by 0.2 points to 38.5%, with gains in Belgium, Bulgaria, the Canary Islands, Croatia, Denmark, France, Germany, Greece, Hungary, Latvia, Lithuania, Luxembourg, Portugal, Romania, the Slovak Republic and Slovenia.

Eastern Europe:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2018	2017	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$2,921	$2,711	7.7%	12.1%	$210	$(118)	$286	$42	$—
Operating Income	$902	$887	1.7%	13.1%	$15	$(101)	$286	$(92)	$(78)
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs; asset impairment and exit costs; and amortization of intangibles.

Net revenues, excluding unfavorable currency, increased by 12.1%, reflecting a favorable pricing variance, mainly driven by Russia and Ukraine, and favorable volume/mix, primarily driven by heated tobacco unit volume, notably in Russia, partly offset by unfavorable cigarette volume/mix, notably in Russia.

The net revenues of the Eastern Europe segment include $324 million in 2018 and $55 million in 2017 related to the sale of RRPs.

Operating income, excluding unfavorable currency, increased by 13.1%, mainly reflecting a favorable pricing variance, partly offset by: unfavorable volume/mix, predominantly due to unfavorable mix in Russia, and higher manufacturing and marketing, administration and research costs, notably reflecting increased investments behind reduced-risk products, primarily in Russia.

Eastern Europe - Total Market, PMI Shipment Volume and Market Share Commentaries

The estimated total market in Eastern Europe decreased by 7.1% to 416.7 billion units, notably due to:

•	Russia, down by 8.4%, primarily reflecting the timing and impact of excise tax-driven retail price increases, as well as an increase in the prevalence of illicit trade; and

•	Ukraine, down by 8.1%, primarily reflecting the timing and impact of excise tax-driven retail price increases and an increase in the prevalence of illicit trade.

Our Regional market share increased by 0.6 points to 27.3%.

PMI Shipment Volume (million units)	Full-Year
	2018	2017	Change
Cigarettes	108,718	119,398	(8.9)%
Heated Tobacco Units	4,979	674	+100.0%
Total Eastern Europe	113,697	120,072	(5.3)%

Our total shipment volume decreased by 5.3% to 113.7 billion units, notably in:

•
Russia, down by 6.1%, due to the lower total market, partly offset by higher total market share driven by heated tobacco unit share, partially offset by lower cigarette market share, notably due to mid-price L&M and low-price Bond Street, reflecting the impact of down-trading to competitive products, partly offset by Philip Morris; and

•	Ukraine, down by 8.8%, mainly due to the lower total market, partly offset by higher total market share driven by heated tobacco unit volume.

Middle East & Africa:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2018	2017	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$4,114	$3,988	3.2%	8.0%	$126	$(193)	$19	$84	$216
Operating Income	$1,627	$1,884	(13.6)%	0.3%	$(257)	$(263)	$19	$13	$(26)
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

Net revenues, excluding unfavorable currency, increased by 8.0%, reflecting: a favorable "cost/other" variance, as described above; a favorable pricing variance, driven notably by Egypt and Turkey, partly offset by Saudi Arabia; and favorable volume/mix, primarily driven by PMI Duty Free, reflecting higher heated tobacco unit volume, and Turkey, partly offset by the GCC, notably Saudi Arabia and the UAE, reflecting the impact of retail price increases following the introduction of excise tax in June and October 2017, respectively, and VAT in January 2018.

The net revenues of the Middle East & Africa segment include $382 million in 2018 and $94 million in 2017 related to the sale of RRPs.

Operating income, excluding unfavorable currency, increased by 0.3%, mainly reflecting: a favorable pricing variance, and favorable volume/mix, primarily driven by PMI Duty Free and Turkey, partly offset by Saudi Arabia and the UAE. These favorable variances were partly offset by higher manufacturing costs predominantly related to reduced-risk products, partly offset by lower marketing, administration and research costs.

Middle East & Africa - Total Market, PMI Shipment Volume and Market Share Commentaries

The estimated total market in the Middle East & Africa increased by 0.4% to 590.1 billion units, notably driven by:

•	Turkey, up by 11.6%, primarily reflecting a reduction in the prevalence of illicit trade;
partly offset by

•	Algeria, down by 8.5%, or by 0.6% excluding the net impact of estimated trade inventory movements mainly associated with the timing of excise tax announcements in 2018 compared to 2017; and

•
The GCC, notably Saudi Arabia and the UAE, down by 21.1% and 23.9%, respectively, primarily reflecting the impact of price increases and the introduction of the new excise tax in 2017, and VAT in January 2018.

Our Regional market share increased by 0.3 points to 23.8%.

PMI Shipment Volume (million units)	Full-Year
	2018	2017	Change
Cigarettes	136,605	136,759	(0.1)%
Heated Tobacco Units	3,403	907	+100.0%
Total Middle East & Africa	140,008	137,666	1.7%
Our total shipment volume increased by 1.7% to 140.0 billion units, notably in:

•	Turkey, up by 10.8%, reflecting a higher total market, partly offset by lower market share; and

•	PMI Duty Free, up by 6.6%, reflecting higher heated tobacco shipment volume;
partly offset by

•	the GCC, notably Saudi Arabia and the UAE, down by 32.5% and 55.6%, respectively, reflecting the lower total market and market share due to the impact of excise tax and VAT-driven price increases.

South & Southeast Asia:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2018	2017	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$4,656	$4,417	5.4%	10.9%	$239	$(244)	$548	$(65)	$—
Operating Income	$1,747	$1,514	15.4%	23.6%	$233	$(124)	$548	$(126)	$(65)
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs; asset impairment and exit costs; and amortization of intangibles.

Net revenues, excluding unfavorable currency, increased by 10.9%, reflecting: a favorable pricing variance, driven principally by Indonesia and the Philippines, partly offset by Thailand; partly offset by unfavorable volume/mix, mainly due to unfavorable mix in Indonesia, partly offset by favorable volume in Pakistan, the Philippines and Thailand.

Operating income, excluding unfavorable currency, increased by 23.6%, mainly driven by a favorable pricing variance, partly offset by unfavorable volume/mix, mainly due to Indonesia, partly offset by Pakistan and Thailand, and higher manufacturing and marketing, administration and research costs.

South & Southeast Asia - Total Market, PMI Shipment Volume and Market Share Commentaries

The estimated total market in South & Southeast Asia increased by 1.8% to 756.7 billion, notably driven by:

•
Pakistan, up by 31.2% or approximately 14.1 billion units, notably reflecting an increase in the duty-paid market driven by a reduction in the prevalence of illicit trade. Excluding the net impact of estimated trade inventory movements, the total market was up by 17.7%;

partly offset by

•	the Philippines, down by 2.2%, primarily reflecting the impact of excise tax-driven retail price increases; and

•	Thailand, down by 2.7%, primarily reflecting the impact of excise tax-driven price increases.

Our Regional market share increased by 0.4 points to 23.5%.

PMI Shipment Volume (million units)	Full-Year
	2018	2017	Change
Cigarettes	178,469	171,600	4.0%
Heated Tobacco Units	—	—	—%
Total South & Southeast Asia	178,469	171,600	4.0%

Our total shipment volume increased by 4.0% to 178.5 billion units, notably driven by:

•	Pakistan, up by 27.0%, reflecting the higher total market, partly offset by lower market share;

•	the Philippines, up by 1.1%, mainly reflecting higher market share, driven by Marlboro and Fortune, partly offset by a lower total market; and

•	Thailand, up by 67.1%, mainly reflecting higher market share driven by the price repositioning of the L&M 7.1 variant in 2017 and its subsequent distribution expansion during 2018.

East Asia & Australia:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2018	2017	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$5,580	$6,373	(12.4)%	(13.4)%	$(793)	$62	$55	$(910)	$—
Operating Income	$1,851	$2,608	(29.0)%	(28.9)%	$(757)	$(2)	$55	$(704)	$(106)
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs; asset impairment and exit costs; and amortization of intangibles.

Net revenues, excluding favorable currency, decreased by 13.4%, reflecting an unfavorable volume/mix, substantially due to Japan, primarily related to the net impact of estimated distributor inventory movements described below, as well as Australia, partly offset by favorable heated tobacco unit volume in Korea. The unfavorable volume/mix was partly offset by a favorable pricing variance, driven by: Australia and Japan; partly offset by Korea, mainly due to higher excise tax.

The net revenues of the East Asia & Australia segment include $2,506 million in 2018 and $3,218 million in 2017 related to the sale of RRPs.

Operating income, excluding unfavorable currency, decreased by 28.9%, mainly reflecting: unfavorable volume/mix, substantially due to Japan, as well as Australia, partly offset by favorable heated tobacco unit volume in Korea; and higher marketing, administration and research costs, primarily related to investments behind reduced-risk products. These unfavorable variances were partly offset by a favorable pricing variance, as well as favorable manufacturing costs related to Japan.

East Asia & Australia - Total Market, PMI Shipment Volume and Market Share Commentaries

The estimated total market in East Asia & Australia, excluding China, decreased by 3.4% to 311.5 billion units, notably due to:

•	Australia, down by 8.4%, primarily reflecting the impact of excise tax-driven retail price increases;

•	Japan, down by 2.4%, or down by 2.8% excluding the impact of estimated trade and consumer inventory movements following the October 1 excise tax-driven retail price increases;

•	Korea, down by 1.5%, or by 2.2% excluding the net impact of estimated trade inventory movements, partly related to the implementation of graphic health warnings in December 2018; and

•	Taiwan, down by 13.5%, or by 12.7% excluding the net impact of estimated trade inventory movements, mainly due to excise tax-driven retail price increases in 2017.

Our Regional market share, excluding China, increased by 2.0 points to 27.4%.

PMI Shipment Volume (million units)	Full-Year
	2018	2017	Change
Cigarettes	56,163	62,653	(10.4)%
Heated Tobacco Units	26,866	32,729	(17.9)%
Total East Asia & Australia	83,029	95,382	(13.0)%

Our total shipment volume decreased by 13.0% to 83.0 billion units, due to lower cigarette shipment volume, principally in Japan and Korea, and lower heated tobacco unit shipment volume in Japan, reflecting the net impact of estimated distributor inventory movements, partly offset by higher heated tobacco unit shipment volume in Korea.

Excluding the net impact of an estimated 15.5 billion units of total distributor inventory movements, primarily due to Japan, reflecting net unfavorable heated tobacco unit inventory movements of approximately 17.3 billion units, partly offset by net favorable cigarette inventory movements of approximately 1.8 billion units, our total shipment volume increased by 3.7%.

Our total shipment volume in Japan was down by 21.0%. Excluding the net impact of estimated distributor inventory movements of approximately 15.6 billion units, our total shipment volume in Japan was up by 3.1%, reflecting an increase of heated tobacco unit volume of 40.3%, partly offset by a decline of cigarette volume of 15.8%.

Latin America & Canada:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2018	2017	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$3,056	$2,941	3.9%	7.3%	$115	$(99)	$332	$(118)	$—
Operating Income	$1,145	$997	14.8%	18.1%	$148	$(32)	$332	$(111)	$(41)
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs; asset impairment and exit costs; and amortization of intangibles.

Net revenues, excluding unfavorable currency, increased by 7.3%, reflecting a favorable pricing variance across the Region, notably in Argentina, Canada and Mexico, partly offset by unfavorable volume/mix, mainly due to Argentina and Canada.

The net revenues of the Latin America & Canada segment include $19 million in 2018 and $4 million in 2017 related to the sale of RRPs.

Operating income, excluding unfavorable currency, increased by 18.1%, largely reflecting a favorable pricing variance, partly offset by: unfavorable volume/mix, mainly in Argentina and Canada, as well as higher marketing, administration and research costs, primarily related to increased investment behind reduced-risk products in the Region, coupled with an unfavorable comparison to 2017 related to the sale of assets, primarily in the Dominican Republic.

Latin America & Canada - Total Market, PMI Shipment Volume and Market Share Commentaries
The estimated total market in Latin America & Canada decreased by 4.8% to 202.7 billion units, primarily due to the impact of cumulative price increases in Argentina, down by 3.2%, Brazil, down by 6.2%, Canada, down by 5.1% and Colombia, down by 12.1%, where excise tax reform drove an approximate 25% increase in retail prices in January 2018.
Our Regional market share increased by 0.4 points to 40.0%.

PMI Shipment Volume (million units)	Full-Year
	2018	2017	Change
Cigarettes	80,738	84,223	(4.1)%
Heated Tobacco Units	147	27	+100.0%
Total Latin America & Canada	80,885	84,250	(4.0)%

Our total shipment volume decreased by 4.0% to 80.9 billion units, notably due to:

•	Argentina, down by 4.6%, reflecting the lower total market and lower market share; and

•	Colombia, down by 11.0%, reflecting the lower total market.

2017 compared with 2016

The following discussion compares operating results within each of our reportable segments for 2017 with 2016.

Unless otherwise stated, references to total industry, total market, our shipment volume and our market share performance reflect cigarettes and heated tobacco units.

European Union:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2017	2016	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$8,318	$8,162	1.9%	1.4%	$156	$45	$156	$(45)	$—
Operating Income	$3,691	$3,920	(5.8)%	(4.7)%	$(229)	$(43)	$156	$(119)	$(223)
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs; asset impairment and exit costs; and amortization of intangibles.

Net revenues, excluding favorable currency, increased by 1.4%, due to price increases, partially offset by unfavorable volume/mix.

The net revenues of the European Union segment include $269 million in 2017 and $57 million in 2016 related to the sale of RRPs.

Operating income, excluding unfavorable currency, decreased by 4.7%, due primarily to higher marketing, administration and research costs (primarily related to increased investment behind reduced-risked products) and unfavorable volume/mix, partly offset by price increases and lower manufacturing costs.

European Union - Total Market, PMI Shipment & Market Share Commentaries

Total market, PMI shipment volume and market share performance were as follows:

European Union Key Data	Full-Year
			Change
	2017	2016	% / pp
Total Market (billion units)	492.4	501.8	(1.9)%

PMI Shipment Volume (million units)
Cigarettes	187,293	193,586	(3.3)%
Heated Tobacco Units	1,889	224	+100.0%
Total European Union	189,182	193,810	(2.4)%

PMI Market Share
Marlboro	18.8%	19.0%	(0.2)
L&M	6.9%	6.9%	—
Chesterfield	6.0%	5.9%	0.1
Philip Morris	3.1%	3.2%	(0.1)
HEETS	0.3%	—%	0.3
Others	3.2%	3.3%	(0.1)
Total European Union	38.3%	38.3%	—

The estimated total market in the European Union decreased by 1.9% to 492.4 billion units. Our Regional market share was flat at 38.3%, with gains in France, Germany and Poland offset by declines in Italy and Spain.

Our total shipment volume decreased by 2.4% to 189.2 billion units, or by 1.9% excluding estimated net inventory movements, notably in Italy and Spain.

Eastern Europe:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2017	2016	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$2,711	$2,484	9.1%	(0.1)%	$227	$229	$157	$(159)	$—
Operating Income	$887	$890	(0.3)%	(9.8)%	$(3)	$84	$157	$(164)	$(80)
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs; asset impairment and exit costs; and amortization of intangibles.

Net revenues, excluding favorable currency, decreased by 0.1%, due to unfavorable volume/mix, partially offset by price increases.

The net revenues of the Eastern Europe segment include $55 million in 2017 and $6 million in 2016 related to the sale of RRPs.

Operating income, excluding favorable currency, decreased by 9.8%, due primarily to unfavorable volume/mix and higher marketing, administration and research costs, partly offset by price increases.

Eastern Europe - Total Market, PMI Shipment Volume & Market Share Commentaries

The estimated total market in Eastern Europe decreased by 6.2% to 448.4 billion units. Our Regional market share was down at 26.7%.

PMI Shipment Volume (million units)	Full-Year
	2017	2016	Change
Cigarettes	119,398	129,456	(7.8)%
Heated Tobacco Units	674	64	+100.0%
Total Eastern Europe	120,072	129,520	(7.3)%

Our total shipment volume decreased by 7.3% to 120.1 billion units, mainly reflecting: lower cigarette shipment volume in Russia and Ukraine; partly offset by higher heated tobacco unit shipment volume.

Middle East & Africa:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2017	2016	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$3,988	$4,516	(11.7)%	(0.2)%	$(528)	$(520)	$207	$(215)	$—
Operating Income	$1,884	$1,990	(5.3)%	(5.0)%	$(106)	$(6)	$207	$(180)	$(127)
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs; asset impairment and exit costs; and amortization of intangibles.

Net revenues, excluding unfavorable currency, decreased by 0.2% due to unfavorable volume/mix, partially offset by price increases.

The net revenues of the Middle East & Africa segment include $94 million in 2017 and $4 million in 2016 related to the sale of RRPs.

Operating income, excluding unfavorable currency, decreased by 5.0%, due primarily to unfavorable volume/mix and higher marketing, administration and research costs, partly offset by price increases.

Middle East & Africa - Total Market, PMI Shipment Volume & Market Share Commentaries

The estimated total market in Middle East & Africa was flat at 587.5 billion units. Our Regional market share decreased by 0.4 points to 23.5%.

PMI Shipment Volume (million units)	Full-Year
	2017	2016	Change
Cigarettes	136,759	141,937	(3.6)%
Heated Tobacco Units	907	36	+100.0%
Total Middle East & Africa	137,666	141,973	(3.0)%

Our total shipment volume decreased by 3.0% to 137.7 billion units, mainly reflecting: lower cigarette shipment volume in Saudi Arabia - where our cigarette shipment volume declined by 35.8%, impacted by the new excise tax implemented in June 2017 that resulted in the doubling of retail prices; partly offset by higher cigarette shipment volume in North Africa, notably Algeria, and higher heated tobacco unit shipment volume.

South & Southeast Asia:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2017	2016	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$4,417	$4,396	0.5%	1.9%	$21	$(63)	$353	$(269)	$—
Operating Income	$1,514	$1,474	2.7%	5.9%	$40	$(47)	$353	$(236)	$(30)
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs; asset impairment and exit costs; and amortization of intangibles.

Net revenues, excluding unfavorable currency, increased by 1.9%, due to price increases, partially offset by unfavorable volume/mix.

Operating income, excluding unfavorable currency, increased by 5.9%, due primarily to price increases, partially offset by unfavorable volume/mix, higher marketing, administration and research costs and higher manufacturing costs.

South & Southeast Asia - Total Market, PMI Shipment Volume & Market Share Commentaries

The estimated total market in South & Southeast Asia decreased by 2.5% to 743.6 billion units. Our Regional market share decreased by 1.2 points to 23.1%.

PMI Shipment Volume (million units)	Full-Year
	2017	2016	Change
Cigarettes	171,600	185,279	(7.4)%
Heated Tobacco Units	—	—	—%
Total South & Southeast Asia	171,600	185,279	(7.4)%

Our total shipment volume decreased by 7.4% to 171.6 billion units, mainly reflecting: lower cigarette shipment volume in Indonesia, Pakistan - impacted by excise tax-driven price increases in 2017 and an increase in the prevalence of illicit trade - and the Philippines.

East Asia & Australia:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2017	2016	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$6,373	$4,285	48.7%	50.5%	$2,088	$(74)	$206	$1,956	$—
Operating Income	$2,608	$1,691	54.2%	58.7%	$917	$(75)	$206	$858	$(72)
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs; asset impairment and exit costs; and amortization of intangibles.

Net revenues, excluding unfavorable currency, increased by 50.5%, due to favorable volume/mix and price increases.

The net revenues of the East Asia & Australia segment include $3.2 billion in 2017 and $666 million in 2016 related to the sale of RRPs.

Operating income, excluding unfavorable currency, increased by 58.7%, due primarily to favorable volume/mix, price increases and lower manufacturing costs, partially offset by higher marketing, administration and research costs (principally related to increased investment behind reduced-risk products).

East Asia & Australia - Total Market, PMI Shipment Volume & Market Share Commentaries

The estimated total market in East Asia & Australia, excluding China, decreased by 4.5% to 322.5 billion units. Our Regional market share, excluding China, increased by 2.6 points to 25.4%.

PMI Shipment Volume (million units)	Full-Year
	2017	2016	Change
Cigarettes	62,653	74,750	(16.2)%
Heated Tobacco Units	32,729	7,070	+100.0%
Total East Asia & Australia	95,382	81,820	16.6%

Our total shipment volume increased by 16.6% to 95.4 billion units, reflecting: higher heated tobacco unit shipment volume, mainly in Japan and Korea, partly offset by lower cigarette shipment volume in Japan and Korea.

Our total shipment volume benefited from the favorable net impact of estimated combustible and heated tobacco unit inventory movements, which were driven by approximately 8.5 billion units net in Japan, reflecting: the increasing demand for HeatSticks, anticipated to further increase in the first quarter of 2018 following a planned lifting of the restriction on IQOS device sales; the establishment of appropriate distributor inventory levels of heated tobacco units, given the current high dependence on a single manufacturing center; and the transition from air freight to sea freight of heated tobacco units, largely completed in the fourth quarter of 2017. Excluding the impact of total estimated net inventory movements, our total shipment volume increased by 6.3%.

Latin America & Canada:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2017	2016	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$2,941	$2,842	3.5%	5.4%	$99	$(54)	$307	$(154)	$—
Operating Income	$997	$938	6.3%	13.8%	$59	$(70)	$307	$(152)	$(26)
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs; asset impairment and exit costs; and amortization of intangibles.

Net revenues, excluding unfavorable currency, increased by 5.4%, due to price increases, partially offset by unfavorable volume/mix.

The net revenues of the Latin America & Canada segment include $4 million in 2017 and $1 million in 2016 related to the sale of RRPs.

Operating income, excluding unfavorable currency, increased by 13.8%, due primarily to price increases, partially offset by unfavorable volume/mix and higher manufacturing costs.

Latin America & Canada - Total Market, PMI Shipment Volume & Market Share Commentaries

The estimated total market in Latin America & Canada decreased by 3.9% to 212.9 billion units. Our Regional market share decreased by 0.1 point to 39.6%.

PMI Shipment Volume (million units)	Full-Year
	2017	2016	Change
Cigarettes	84,223	87,938	(4.2)%
Heated Tobacco Units	27	—	—%
Total Latin America & Canada	84,250	87,938	(4.2)%

Our total shipment volume decreased by 4.2% to 84.3 billion units, mainly due to lower cigarette shipment volume in Argentina, Brazil, Canada, Colombia and Mexico.

Financial Review

• Net Cash Provided by Operating Activities

Net cash provided by operating activities of $9.5 billion for the year ended December 31, 2018, increased by $0.6 billion from the comparable 2017 period. Excluding the 2017 cash flow movements resulting from the Tax Cuts and Jobs Act as described below, as well as unfavorable currency movements of $0.2 billion, the increase in cash flows provided by operating activities was attributable to higher net earnings and the 2017 payment in the South Korean tax matter (see Item 8, Note 18. Contingencies for additional information), partially offset by other movements.

The variance in our working capital movements was essentially flat, excluding the 2017 movements related to the Tax Cuts and Jobs Act, as the positive impact of timing of receivables collections and the timing of inventory movements and related excise tax payments were largely offset by the transition tax installment payments in 2018 of $0.2 billion and cash used for accounts payable in 2018 reflecting higher IQOS device purchases in the fourth quarter of 2017.

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

• Net Cash Used in Investing Activities

Net cash used in investing activities of $1.0 billion for the year ended December 31, 2018, decreased by $2.1 billion from the comparable 2017 period. This decrease was due principally to lower cash collateral posted to secure derivatives designated as net investment hedges of Euro assets principally related to changes in exchange rates between the Euro and the U.S. dollar, and lower capital expenditures. For further details on our derivatives designated as net investment hedges, see Item 8, Note 15. Financial Instruments.

Net cash used in investing activities of $3.1 billion for the year ended December 31, 2017, increased by $2.2 billion from the comparable 2016 period. This increase in net cash used of $2.2 billion was due principally to cash collateral posted to secure derivatives designated as net investment hedges of Euro assets following the strengthening of the Euro versus the U.S. dollar, and higher capital expenditures. For further details on our derivatives designated as net investment hedges, see Item 8, Note 15. Financial Instruments.

Our capital expenditures were $1.4 billion in 2018, $1.5 billion in 2017 and $1.2 billion in 2016. The 2018 expenditures were primarily related to our ongoing investments in RRPs to support capacity expansion (notably for heated tobacco units). We expect total capital expenditures in 2019 of approximately $1.1 billion (including capital expenditures related to our ongoing investment in RRPs), to be funded by operating cash flows.

• Net Cash Used in Financing Activities

During 2018, net cash used in financing activities was $9.7 billion, compared with net cash used in financing activities of $2.8 billion during 2017 and $5.4 billion in 2016.

The 2018 change was due primarily to lower proceeds from long-term debt issuances (primarily the $6.9 billion proceeds in 2017 from our U.S. dollar and Euro debt issuances), and the purchase of the remaining 49% interest in our Costa Rican affiliates in 2018. For further details on the purchase of the remaining 49% interest in our Costa Rican affiliates, see Item 8, Note 6. Acquisitions.

The 2017 change was due primarily to higher proceeds from long-term debt issuances (primarily the $6.9 billion proceeds in 2017 from our U.S. dollar and Euro debt issuances versus the $3.5 billion proceeds in 2016 from our U.S. dollar and Euro debt issuances).

Dividends paid in 2018, 2017 and 2016 were $6.9 billion, $6.5 billion and $6.4 billion, respectively.

• Debt and Liquidity

We define cash and cash equivalents as short-term, highly liquid investments, readily convertible to known amounts of cash that mature within a maximum of three months and have an insignificant risk of change in value due to interest rate or credit risk changes. As a policy, we do not hold any investments in structured or equity-linked products. Our cash and cash equivalents are predominantly held in demand deposits with institutions that have investment-grade long-term credit rating. As part of our cash management strategy and in order to manage counterparty exposure, we also enter into reverse repurchase agreements. Such agreements are collateralized with government or corporate securities held by a custodial bank and, at maturity, cash is paid back to PMI, and the collateral is returned to the bank. While we entered into these agreements during the periods and had an average balance during 2018 and 2017 of $0.3 billion and $0.9 billion, respectively, we had a zero balance both at December 31, 2018, and December 31, 2017.
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

Credit Ratings – The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. On March 1, 2018, Standard & Poor's affirmed our long-term credit rating at "A" and short-term at "A-1", and revised our outlook to "Stable" from "Negative." On August 3, 2018, Fitch affirmed our long-term credit rating at "A" and short-term at "F1", and revised our outlook to "Stable" from "Negative." At February 7, 2019, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Stable
Fitch	F1	A	Stable

Credit Facilities – On January 28, 2019, we entered into an agreement to extend the term of our $2.0 billion 364-day revolving credit facility from February 5, 2019, to February 4, 2020.

At February 7, 2019, our committed credit facilities were as follows:

(in billions)
Type	Committed Credit Facilities
364-day revolving credit, expiring February 4, 2020	$2.0
Multi-year revolving credit, expiring February 28, 2021	2.5
Multi-year revolving credit, expiring October 1, 2022	3.5
Total facilities	$8.0

At February 7, 2019, there were no borrowings under the committed credit facilities, and the entire committed amounts were available for borrowing.

All banks participating in our committed credit facilities have an investment-grade long-term credit rating from the credit rating agencies. We continuously monitor the credit quality of our banking group, and at this time we are not aware of any potential non-performing credit provider.

Each of these facilities requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“consolidated EBITDA”) to consolidated interest expense of not less than 3.5 to 1.0 on a rolling four-quarter basis. At December 31, 2018, our ratio calculated in accordance with the agreements was 10.5 to 1.0. These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require us to post collateral. We expect to continue to meet our covenants. The terms “consolidated EBITDA” and “consolidated interest expense,” both of which include certain adjustments, are defined in the facility agreements previously filed with the U.S. Securities and Exchange Commission.
In addition to the committed credit facilities discussed above, certain of our subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $3.3 billion at December 31, 2018, and $2.8 billion at December 31, 2017, are for the sole use of our subsidiaries. Borrowings under these arrangements amounted to $730 million at December 31, 2018, and $499 million at December 31, 2017.

Commercial Paper Program – We continue to have access to liquidity in the commercial paper market through programs in place in the U.S. and in Europe having an aggregate issuance capacity of $8.0 billion. At December 31, 2018, and December 31, 2017, we had no commercial paper outstanding. The average commercial paper balance outstanding during 2018 and 2017 was $3.4 billion and $5.2 billion, respectively.

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

Our operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of December 31, 2018, 2017 and 2016, were $1.0 billion, $1.1 billion and $0.7 billion, respectively. The net proceeds received are included in cash provided by operating activities in the consolidated statements of cash flows.

For further details, see Item 8, Note 20. Sale of Accounts Receivable to our consolidated financial statements.

Debt – Our total debt was $31.8 billion at December 31, 2018, and $34.3 billion at December 31, 2017. Our total debt is primarily fixed rate in nature. For further details, see Item 8, Note 7. Indebtedness. The weighted-average all-in financing cost of our total debt was 2.5% in 2018, compared to 2.6% in 2017. See Item 8, Note 16. Fair Value Measurements to our consolidated financial statements for a discussion of our disclosures related to the fair value of debt. The amount of debt that we can issue is subject to approval by our Board of Directors.

On February 14, 2017, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.

During 2018, we had no public debt issuances.

The weighted-average time to maturity of our long-term debt was 9.6 years at the end of 2018 and 9.4 years at the end of 2017.

•	Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have no off-balance sheet arrangements, including special purpose entities, other than guarantees and contractual obligations discussed below.

Guarantees – At December 31, 2018, we were contingently liable for $0.3 billion of guarantees of our own performance, which were primarily related to excise taxes on the shipment of our products. There is no liability in the consolidated financial statements associated with these guarantees. At December 31, 2018, our third-party guarantees were insignificant.

Aggregate Contractual Obligations – The following table summarizes our contractual obligations at December 31, 2018:

		Payments Due
(in millions)	Total	2019	2020-2021	2022-2023	2024 and Thereafter
Long-term debt (1)	$31,268	$4,054	$7,098	$4,358	$15,758
Interest on borrowings (2)	10,360	902	1,542	1,258	6,658
Operating leases (3)	772	147	176	95	354
Purchase obligations (4):
Inventory and production costs	4,217	2,492	1,165	406	154
Other	2,629	1,070	842	227	490
	6,846	3,562	2,007	633	644
Other long-term liabilities (5)	1,916	78	346	448	1,044
	$51,162	$8,743	$11,169	$6,792	$24,458

(1) Amounts represent the expected cash payments at the face value of our long-term debt and capital lease obligations. For further details, see Item 8, Note 7. Indebtedness to our consolidated financial statements.
(2) Amounts represent the expected cash payments of our interest expense on our long-term debt, including the current portion of long-term debt. Interest on our fixed-rate debt is presented using the stated interest rate. Interest on our variable debt is estimated using the rate in effect at December 31, 2018. Amounts exclude the amortization of debt discounts, the amortization of loan fees and fees for lines of credit that would be included in interest expense in the consolidated statements of earnings.
(3) Amounts represent the minimum rental commitments under non-cancelable operating leases.
(4) Purchase obligations for inventory and production costs (such as raw materials, indirect materials and supplies, packaging, co-manufacturing arrangements, storage and distribution) are commitments for projected needs to be utilized in the normal course of business. Other purchase obligations include commitments for marketing, advertising, capital expenditures, information technology and professional services. Other purchase obligations also include the expected future contributions to the Foundation for a Smoke-Free World.  For further details see Business Environment—Other Developments. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Amounts represent the minimum commitments under non-cancelable contracts. Any amounts reflected on the consolidated balance sheet as accounts payable and accrued liabilities are excluded from the table above.
(5) Other long-term liabilities consist primarily of transition tax (as discussed in Item 8, Note 11. Income Taxes to our consolidated financial statements), postretirement health care costs and accruals established for employment costs. The following long-term liabilities included on the consolidated balance sheet are excluded from the table above: accrued pension and postemployment costs, tax contingencies, insurance accruals and other accruals. We are unable to estimate the timing of payments (or contributions in the case of accrued pension costs) for these items. Currently, we anticipate making pension contributions of approximately $119 million in 2019, based on current tax and benefit laws (as discussed in Item 8, Note 13. Benefit Plans to our consolidated financial statements).

• Equity and Dividends

We discuss our stock awards as of December 31, 2018, in Item 8, Note 9. Stock Plans to our consolidated financial statements.

During 2018, 2017 and 2016, we did not repurchase any shares under a share repurchase program, and we do not presently intend to repurchase shares of our common stock in 2019.

Dividends paid in 2018 were $6.9 billion. During the second quarter of 2018, our Board of Directors approved a 6.5% increase in the quarterly dividend to $1.14 per common share. As a result, the present annualized dividend rate is $4.56 per common share.

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

• Derivative Financial Instruments - We operate in markets outside of the U.S., with manufacturing and sales facilities in various locations throughout the world. Consequently, we use certain financial instruments to manage our foreign currency and interest rate exposure. We use derivative financial instruments principally to reduce our exposure to market risks resulting from fluctuations in foreign exchange and interest rates by creating offsetting exposures. We are not a party to leveraged derivatives and, by policy, do not use derivative financial instruments for speculative purposes.

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

The computation estimates were made assuming normal market conditions, using a 95% confidence interval. We use a “variance/co-variance” model to determine the observed interrelationships between movements in interest rates and various currencies. These interrelationships were determined by observing interest rate and forward currency rate movements over the preceding quarter for determining value at risk at December 31, 2018 and 2017, and over each of the four preceding quarters for the calculation of average value at risk amounts during each year. The values of foreign currency options do not change on a one-to-one basis with the underlying currency and were valued accordingly in the computation.

The estimated potential one-day loss in fair value of our interest-rate-sensitive instruments, primarily debt, under normal market conditions and the estimated potential one-day loss in pre-tax earnings from foreign currency instruments under normal market conditions, as calculated in the value at risk model, were as follows:

	Pre-Tax Earnings Impact
(in millions)	At December 31, 2018	Average	High	Low
Instruments sensitive to:
Foreign currency rates	$19	$20	$23	$19

	Fair Value Impact
(in millions)	At December 31, 2018	Average	High	Low
Instruments sensitive to:
Interest rates	$142	$132	$152	$96

	Pre-Tax Earnings Impact
(in millions)	At December 31, 2017	Average	High	Low
Instruments sensitive to:
Foreign currency rates	$27	$49	$58	$27

	Fair Value Impact
(in millions)	At December 31, 2017	Average	High	Low
Instruments sensitive to:
Interest rates	$118	$150	$173	$118

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
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Our RRPs constitute a new product category in its early stages that is less predictable than our mature cigarette business. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and whether to invest in or remain invested in our securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this document, particularly in Item 1A. Risk Factors and Business Environment of this section. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider this discussion of potential risks or uncertainties to be complete. We do not undertake to update any forward-looking statement that we may make from time to time, except in the normal course of our public disclosure obligations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this Item is included in Item 7, Market Risk.

Item 8.	Financial Statements and Supplementary Data.

Consolidated Statements of Earnings
(in millions of dollars, except per share data)

for the years ended December 31,	2018	2017	2016
Revenues including excise taxes	$79,823	$78,098	$74,953
Excise taxes on products	50,198	49,350	48,268
Net revenues (Notes 2 & 21)	29,625	28,748	26,685
Cost of sales	10,758	10,432	9,391
Gross profit	18,867	18,316	17,294
Marketing, administration and research costs	7,408	6,647	6,317
Amortization of intangibles	82	88	74
Operating income	11,377	11,581	10,903
Interest expense, net (Note 14)	665	914	891
Pension and other employee benefit costs (Note 13)	41	78	88
Earnings before income taxes	10,671	10,589	9,924
Provision for income taxes (Note 11)	2,445	4,307	2,768
Equity investments and securities (income)/loss, net	(60)	(59)	(94)
Net earnings	8,286	6,341	7,250
Net earnings attributable to noncontrolling interests	375	306	283
Net earnings attributable to PMI	$7,911	$6,035	$6,967
Per share data (Note 10):
Basic earnings per share	$5.08	$3.88	$4.48
Diluted earnings per share	$5.08	$3.88	$4.48

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Earnings
(in millions of dollars)

for the years ended December 31,	2018	2017	2016
Net earnings	$8,286	$6,341	$7,250
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of ($47) in 2018, $620 in 2017 and ($101) in 2016	(812)	330	(14)
(Gains)/losses transferred to earnings, net of income taxes of $0 in 2018, 2017 and 2016	—	(2)	5
Change in net loss and prior service cost:
Net gains (losses) and prior service costs, net of income taxes of $65 in 2018, ($17) in 2017 and $78 in 2016	(1,046)	523	(460)
Amortization of net losses, prior service costs and net transition costs, net of income taxes of ($43) in 2018, ($31) in 2017 and ($43) in 2016	218	228	224
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of ($4) in 2018, $8 in 2017 and ($4) in 2016	24	(44)	8
(Gains) losses transferred to earnings, net of income taxes of $5 in 2018, $2 in 2017 and ($3) in 2016	(31)	(11)	30
Total other comprehensive earnings (losses)	(1,647)	1,024	(207)
Total comprehensive earnings	6,639	7,365	7,043
Less comprehensive earnings attributable to:
Noncontrolling interests	304	306	233
Comprehensive earnings attributable to PMI	$6,335	$7,059	$6,810

See notes to consolidated financial statements.

Consolidated Balance Sheets
(in millions of dollars, except share data)

at December 31,	2018	2017
Assets
Cash and cash equivalents	$6,593	$8,447
Trade receivables (less allowances of $25 in 2018 and $25 in 2017)	2,950	3,194
Other receivables	614	544
Inventories:
Leaf tobacco	2,318	2,606
Other raw materials	1,405	1,563
Finished product	5,081	4,637
	8,804	8,806
Other current assets	481	603
Total current assets	19,442	21,594
Property, plant and equipment, at cost:
Land and land improvements	600	639
Buildings and building equipment	3,975	3,989
Machinery and equipment	9,096	8,976
Construction in progress	886	962
	14,557	14,566
Less: accumulated depreciation	7,356	7,295
	7,201	7,271
Goodwill (Note 3)	7,189	7,666
Other intangible assets, net (Note 3)	2,278	2,432
Investments in unconsolidated subsidiaries and equity securities (Notes 4 & 16 )	1,269	1,074
Deferred income taxes	977	1,007
Other assets	1,445	1,924
Total Assets	$39,801	$42,968

See notes to consolidated financial statements.

at December 31,	2018	2017
Liabilities
Short-term borrowings (Note 7)	$730	$499
Current portion of long-term debt (Note 7)	4,054	2,506
Accounts payable	2,068	2,242
Accrued liabilities:
Marketing and selling	732	708
Taxes, except income taxes	5,088	5,324
Employment costs	794	856
Dividends payable	1,783	1,669
Other	1,366	1,346
Income taxes (Note 11)	576	812
Total current liabilities	17,191	15,962
Long-term debt (Note 7)	26,975	31,334
Deferred income taxes	898	799
Employment costs	3,083	2,271
Income taxes and other liabilities (Note 11)	2,393	2,832
Total liabilities	50,540	53,198
Contingencies (Note 18)
Stockholders’ (Deficit) Equity
Common stock, no par value (2,109,316,331 shares issued in 2018 and 2017)	—	—
Additional paid-in capital	1,939	1,972
Earnings reinvested in the business	31,014	29,859
Accumulated other comprehensive losses	(10,111)	(8,535)
	22,842	23,296
Less: cost of repurchased stock (554,736,610 and 556,098,569 shares in 2018 and 2017, respectively)	35,301	35,382
Total PMI stockholders’ deficit	(12,459)	(12,086)
Noncontrolling interests	1,720	1,856
Total stockholders’ deficit	(10,739)	(10,230)
Total Liabilities and Stockholders’ (Deficit) Equity	$39,801	$42,968

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(in millions of dollars)

for the years ended December 31,	2018	2017	2016
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net earnings	$8,286	$6,341	$7,250
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	989	875	743
Deferred income tax (benefit) provision	(100)	(501)	182
Cash effects of changes in:
Receivables, net	53	(92)	(1,009)
Inventories	(613)	730	(695)
Accounts payable	(51)	425	373
Accrued liabilities and other current assets	910	(554)	1,477
Income taxes	(135)	1,370	(209)
Pension plan contributions	(110)	(66)	(191)
Other	249	384	156
Net cash provided by operating activities	9,478	8,912	8,077
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Capital expenditures	(1,436)	(1,548)	(1,172)
Investments in unconsolidated subsidiaries and equity securities	(63)	(111)	(41)
Net investment hedges	416	(1,527)	295
Other	85	103	84
Net cash used in investing activities	(998)	(3,083)	(834)

See notes to consolidated financial statements.

for the years ended December 31,	2018	2017	2016
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Short-term borrowing activity by original maturity:
Net issuances (repayments) - maturities of 90 days or less	$255	$(127)	$(12)
Issuances - maturities longer than 90 days	—	1,634	—
Repayments - maturities longer than 90 days	—	(1,634)	—
Long-term debt proceeds	—	6,850	3,536
Long-term debt repaid	(2,484)	(2,551)	(2,393)
Dividends paid	(6,885)	(6,520)	(6,378)
Sale (purchase) of subsidiary shares to/(from) noncontrolling interests (Note 6)	(81)	5	7
Other	(456)	(426)	(173)
Net cash used in financing activities	(9,651)	(2,769)	(5,413)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(685)	1,085	(965)
Cash, cash equivalents and restricted cash(1):
Increase (Decrease)	(1,856)	4,145	865
Balance at beginning of year	8,476	4,331	3,466
Balance at end of year	$6,620	$8,476	$4,331

Cash Paid:
Interest	$882	$1,050	$1,052
Income taxes	$2,749	$3,403	$2,829

(1) Following the adoption of Financial Accounting Standards Update ASU 2016-18, "Statement of Cash Flows: Restricted Cash," the amounts for cash and cash equivalents shown above include restricted cash of $27 million, $29 million and $92 million as of December 31, 2018, 2017 and 2016, respectively, which were included in other current assets in the consolidated balance sheets.

See notes to consolidated financial statements.

Consolidated Statements of Stockholders' (Deficit) Equity
(in millions of dollars, except per share data)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, January 1, 2016	$—	$1,929	$29,842	$(9,402)	$(35,613)	$1,768	$(11,476)
Net earnings			6,967			283	7,250
Other comprehensive earnings (losses), net of income taxes				(157)		(50)	(207)
Issuance of stock awards		37			123		160
Dividends declared ($4.12 per share)			(6,412)				(6,412)
Payments to noncontrolling interests						(219)	(219)
Other		(2)				6	4
Balances, December 31, 2016	—	1,964	30,397	(9,559)	(35,490)	1,788	(10,900)
Net earnings			6,035			306	6,341
Other comprehensive earnings (losses), net of income taxes				1,024			1,024
Issuance of stock awards		20			108		128
Dividends declared ($4.22 per share)			(6,573)				(6,573)
Payments to noncontrolling interests						(255)	(255)
Other		(12)				17	5
Balances, December 31, 2017	—	1,972	29,859	(8,535)	(35,382)	1,856	(10,230)
Net earnings			7,911			375	8,286
Other comprehensive earnings (losses), net of income taxes				(1,572)		(75)	(1,647)
Issuance of stock awards		47			81		128
Dividends declared ($4.49 per share)			(6,994)				(6,994)
Payments to noncontrolling interests						(435)	(435)
Adoption of new accounting standards (Note 21)			238				238
Other (Note 6)		(80)		(4)		(1)	(85)
Balances, December 31, 2018	$—	$1,939	$31,014	$(10,111)	$(35,301)	$1,720	$(10,739)

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

The consolidated financial statements include PMI, as well as its wholly owned and majority-owned subsidiaries. Investments in which PMI exercises significant influence (generally 20%-50% ownership interest) are accounted for under the equity method of accounting. Investments not accounted for under the equity method of accounting are measured at fair value, if it is readily determinable, with changes in fair value recognized in net income. All intercompany transactions and balances have been eliminated.

To provide a greater focus on both parts of PMI's business — combustible and reduced-risk products — and to support PMI's transformation towards a smoke-free future, effective January 1, 2018, PMI began managing its business in six reportable segments as follows: European Union; Eastern Europe; Middle East & Africa; South & Southeast Asia; East Asia & Australia; and Latin America & Canada. For further details, see Note 12. Segment Reporting.

Certain prior years' amounts have been reclassified to conform with the current year's presentation, due primarily to new accounting guidance related to revenue recognition, pension costs and restricted cash and PMI’s decision to reorganize its reportable segments. For further details, see the consolidated statements of cash flows, Note 3. Goodwill and Other Intangible Assets, net, Note 4. Investments in Unconsolidated Subsidiaries and Other Related Party, Note 12. Segment Reporting, Note 13. Benefit Plans and Note 21. New Accounting Standards. The changes did not have a material impact on PMI's consolidated financial position, results of operations or cash flows in any of the periods presented.

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

Hedging instruments

Derivative financial instruments are recorded at fair value on the consolidated balance sheets as either assets or liabilities. Changes in the fair value of derivatives are recorded each period either in accumulated other comprehensive losses on the consolidated balance sheet or in earnings, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive losses are reclassified to the consolidated statements of earnings, into the same line item as the impact of the underlying transaction, in the periods in which operating results are affected by the hedged item. Cash flows from hedging instruments are classified in the same manner as the affected hedged item in the consolidated statements of cash flows.

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

In certain instances, PMI facilitates shipping and handling activities after control has transferred to the customer. PMI has elected to record all shipping and handling activities as costs to fulfill a contract. The shipping and handling costs that have not been incurred at the time revenue is recognized are accrued.  The transaction price is typically based on the amount billed to the customer and includes estimated variable consideration, where applicable. Such variable consideration is typically not constrained and is estimated based on the most likely amount that PMI expects to be entitled to under the terms of the contracts with customers, historical experience of discount or rebate redemption, where relevant, and the terms of any underlying discount or rebate programs, which may change from time to time as the business and product categories evolve. PMI has elected to exclude excise taxes collected from customers from the measurement of the transaction price, thereby presenting revenues net of excise taxes. Estimated costs associated with warranty programs are generally provided for in cost of sales in the period the related revenues are recognized.

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

Note 3.

Goodwill and Other Intangible Assets, net:

The movements in goodwill were as follows:

(in millions)	European Union	Eastern Europe	Middle East & Africa	South & Southeast Asia	East Asia & Australia	Latin America & Canada	Total
Balance at January 1, 2017	$1,238	$281	$91	$3,030	$566	$2,118	$7,324
Changes due to:
Currency	181	40	11	(20)	1	129	342
Balances, December 31, 2017	1,419	321	102	3,010	567	2,247	7,666
Changes due to:
Currency	(62)	(18)	(15)	(215)	(31)	(136)	(477)
Balances, December 31, 2018	$1,357	$303	$87	$2,795	$536	$2,111	$7,189

Goodwill primarily reflects PMI’s acquisitions in Canada, Colombia, Greece, Indonesia, Mexico, Pakistan and Serbia, as well as the business combination in the Philippines.

Details of other intangible assets were as follows:

		December 31, 2018			December 31, 2017
(in millions)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizable intangible assets		$1,269		$1,269	$1,323		$1,323
Amortizable intangible assets:
Trademarks	19 years	1,488	$608	880	1,559	$575	984
Distribution networks	8 years	141	82	59	152	79	73
Other*	10 years	107	37	70	87	35	52
Total other intangible assets		$3,005	$727	$2,278	$3,121	$689	$2,432

* Includes farmer contracts and intellectual property rights

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

Note 4.

Investments in Unconsolidated Subsidiaries and Other Related Party:

Investments in unconsolidated subsidiaries:

At December 31, 2018 and 2017, PMI had total investments in unconsolidated subsidiaries of $981 million and $1,074 million, respectively, which were accounted for under the equity method of accounting. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses, dividends, capital contributions and movements in currency translation adjustments. The carrying value of our equity method investments at December 31, 2018 and 2017, exceeded our share of the unconsolidated subsidiaries' book value by $835 million and $927 million, respectively. The difference between the investment carrying value and the amount of underlying equity in net assets, excluding $793 million and $873 million attributable to goodwill as of December 31, 2018 and 2017, respectively, is being amortized on a straight-line basis over the underlying assets' estimated useful lives of 10 to 20 years. At December 31, 2018 and 2017, PMI received year-to-date dividends from unconsolidated subsidiaries of $118 million and $120 million, respectively.

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

The initial investments in EITA and Megapolis Distribution BV were recorded at cost and are included in investments in unconsolidated subsidiaries and equity securities on the consolidated balance sheets.

Other related party:

United Arab Emirates-based Trans-Emirates Trading and Investments (FZC) ("TTI") holds a 33% non-controlling interest in Philip Morris Misr LLC ("PMM"), an entity incorporated in Egypt which is consolidated in PMI’s financial statements. PMM sells, under license, PMI brands in Egypt through an exclusive distribution agreement with a local entity that is also controlled by TTI. Amounts in the tables below have been updated to reflect the transactions with this other related party for all periods.

Additionally net revenues in the table below have been updated for all periods to reflect the adoption of ASU 2014-09 "Revenue from Contracts with Customers." For further details, see Note 21. New Accounting Standards.

Financial activity with unconsolidated subsidiaries and other related party:

PMI’s net revenues with unconsolidated subsidiaries and the other related party were as follows:

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Net revenues (a)	$2,714	$2,521	$2,465
(a) Net revenues excludes excise taxes and VAT billed to customers.

PMI’s balance sheet activity related to unconsolidated subsidiaries and the other related party was as follows:

	At December 31,
(in millions)	2018	2017
Receivables	$308	$358

The activity primarily related to agreements with PMI’s unconsolidated subsidiaries and the other related party within the Eastern Europe segment and the Middle East & Africa segment. These agreements, which are in the ordinary course of business, are primarily for distribution, contract manufacturing and licenses. PMI eliminated its respective share of all significant intercompany transactions with the equity method investees.

Note 5.

Product Warranty:

PMI's IQOS devices are subject to standard product warranties generally for a period of 12 months from the date of purchase or such other periods as required by law. PMI generally provides in cost of sales for the estimated cost of warranty in the period the related revenue is recognized. PMI assesses the adequacy of its accrued product warranties and adjusts the amounts as necessary based on actual experience and changes in future estimates. Factors that affect product warranties may vary across markets but typically include product failure rates, logistics and service delivery costs, and warranty policies. PMI accounts for its product warranties within other accrued liabilities. At December 31, 2018 and December 31, 2017, these amounts were as follows:

	At December 31,
(in millions)	2018	2017
Balance at beginning of period	$71	$51
Changes due to:
Warranties issued	179	168
Settlements	(183)	(148)
Balance at end of period	$67	$71

Note 6.

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

Note 7.

Indebtedness:

Short-Term Borrowings

At December 31, 2018 and 2017, PMI’s short-term borrowings and related average interest rates consisted of the following:

	December 31, 2018		December 31, 2017
(in millions)	Amount Outstanding	Average Year-End Rate	Amount Outstanding	Average Year-End Rate
Commercial paper	$—	—%	$—	—%
Bank loans	730	5.8	499	5.7
	$730		$499
Given the mix of subsidiaries and their respective local economic environments, the average interest rate for bank loans above can vary significantly from day to day and country to country.

The fair values of PMI’s short-term borrowings at December 31, 2018 and 2017, based upon current market interest rates, approximate the amounts disclosed above.
Long-Term Debt
At December 31, 2018 and 2017, PMI’s long-term debt consisted of the following:

	December 31,
(in millions)	2018	2017
U.S. dollar notes, 1.375% to 6.375% (average interest rate 3.328%), due through 2044	$20,819	$23,291
Foreign currency obligations:
Euro notes, 0.625% to 3.125% (average interest rate 2.250%), due through 2037	8,656	8,997
Swiss franc notes, 0.750% to 2.000% (average interest rate 1.269%), due through 2024	1,374	1,376
Other (average interest rate 3.351%), due through 2024	180	176
	31,029	33,840
Less current portion of long-term debt	4,054	2,506
	$26,975	$31,334
Other debt:
Other foreign currency debt above includes mortgage debt in Switzerland and capital lease obligations at December 31, 2018 and December 31, 2017.
Debt Issuances Outstanding:
PMI’s debt issuances outstanding at December 31, 2018, were as follows:

(in millions)
Type	Face Value	Interest Rate	Issuance	Maturity
U.S. dollar notes	$750	1.875%	November 2013	January 2019
U.S. dollar notes	$700	1.625%	February 2017	February 2019
U.S. dollar notes	$500	1.375%	February 2016	February 2019
U.S. dollar notes	$750	1.875%	November 2017	November 2019
U.S. dollar notes	$300	Floating	February 2017	February 2020
U.S. dollar notes	$1,000	2.000%	February 2017	February 2020
U.S. dollar notes	$1,000	4.500%	March 2010	March 2020
U.S. dollar notes	$750	1.875%	February 2016	February 2021
U.S. dollar notes	$350	4.125%	May 2011	May 2021
U.S. dollar notes	$750	2.900%	November 2011	November 2021
U.S. dollar notes	$500	2.625%	February 2017	February 2022
U.S. dollar notes	$750	2.375%	August 2017	August 2022
U.S. dollar notes	$750	2.500%	August 2012	August 2022
U.S. dollar notes	$750	2.500%	November 2017	November 2022
U.S. dollar notes	$600	2.625%	March 2013	March 2023
U.S. dollar notes	$500	2.125%	May 2016	May 2023
U.S. dollar notes	$500	3.600%	November 2013	November 2023
U.S. dollar notes	$750	3.250%	November 2014	November 2024
U.S. dollar notes	$750	3.375%	August 2015	August 2025
U.S. dollar notes	$750	2.750%	February 2016	February 2026
U.S. dollar notes	$500	3.125%	August 2017	August 2027
U.S. dollar notes	$500	3.125%	November 2017	March 2028

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity
U.S. dollar notes		$1,500	6.375%	May 2008	May 2038
U.S. dollar notes		$750	4.375%	November 2011	November 2041
U.S. dollar notes		$700	4.500%	March 2012	March 2042
U.S. dollar notes		$750	3.875%	August 2012	August 2042
U.S. dollar notes		$850	4.125%	March 2013	March 2043
U.S. dollar notes		$750	4.875%	November 2013	November 2043
U.S. dollar notes		$750	4.250%	November 2014	November 2044
U.S. dollar notes	(a)	$500	4.250%	May 2016	November 2044
EURO notes	(b)	€750 (approximately $951)	2.125%	May 2012	May 2019
EURO notes	(b)	€1,250 (approximately $1,621)	1.750%	March 2013	March 2020
EURO notes	(b)	€750 (approximately $1,029)	1.875%	March 2014	March 2021
EURO notes	(b)	€600 (approximately $761)	2.875%	May 2012	May 2024
EURO notes	(b)	€500 (approximately $582)	0.625%	November 2017	November 2024
EURO notes	(b)	€750 (approximately $972)	2.750%	March 2013	March 2025
EURO notes	(b)	€1,000 (approximately $1,372)	2.875%	March 2014	March 2026
EURO notes	(b)	€500 (approximately $697)	2.875%	May 2014	May 2029
EURO notes	(b)	€500 (approximately $648)	3.125%	June 2013	June 2033
EURO notes	(b)	€500 (approximately $578)	2.000%	May 2016	May 2036
EURO notes	(b)	€500 (approximately $582)	1.875%	November 2017	November 2037
Swiss franc notes	(b)	CHF200 (approximately $217)	0.875%	March 2013	March 2019
Swiss franc notes	(b)	CHF275 (approximately $311)	0.750%	May 2014	December 2019
Swiss franc notes	(b)	CHF325 (approximately $334)	1.000%	September 2012	September 2020
Swiss franc notes	(b)	CHF300 (approximately $335)	2.000%	December 2011	December 2021
Swiss franc notes	(b)	CHF250 (approximately $283)	1.625%	May 2014	May 2024

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

Aggregate maturities:
Aggregate maturities of long-term debt are as follows:

(in millions)
2019	$4,054
2020	4,074
2021	3,024
2022	2,756
2023	1,602
2024-2028	6,913
2029-2033	1,147
Thereafter	7,698
31,268
Debt discounts	(239)
Total long-term debt	$31,029
See Note 16. Fair Value Measurements for additional disclosures related to the fair value of PMI’s debt.

Credit Facilities

On January 29, 2018, PMI entered into an agreement to extend the term of its $2.0 billion 364-day revolving credit facility from February 6, 2018 to February 5, 2019.

At December 31, 2018, PMI’s total committed credit facilities and commercial paper outstanding were as follows:

Type (in billions of dollars)	Committed Credit Facilities	Commercial Paper
364-day revolving credit, expiring February 5, 2019	$2.0
Multi-year revolving credit, expiring February 28, 2021	2.5
Multi-year revolving credit, expiring October 1, 2022	3.5
Total facilities	$8.0
Commercial paper outstanding		$—

At December 31, 2018, there were no borrowings under these committed credit facilities, and the entire committed amounts were available for borrowing.

On January 28, 2019, PMI entered into an agreement to extend the term of its $2.0 billion 364-day revolving credit facility from February 5, 2019, to February 4, 2020.

Each of these facilities requires PMI to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“consolidated EBITDA”) to consolidated interest expense of not less than 3.5 to 1.0 on a rolling four-quarter basis. At December 31, 2018, PMI’s ratio calculated in accordance with the agreements was 10.5 to 1.0. These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require PMI to post collateral. The terms “consolidated EBITDA” and “consolidated interest expense,” both of which include certain adjustments, are defined in the facility agreements previously filed with the Securities and Exchange Commission.

In addition to the committed credit facilities discussed above, certain subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $3.3 billion at December 31, 2018, and

$2.8 billion at December 31, 2017, are for the sole use of the subsidiaries. Borrowings under these arrangements amounted to $730 million at December 31, 2018, and $499 million at December 31, 2017.

Note 8.

Capital Stock:

Shares of authorized common stock are 6.0 billion; issued, repurchased and outstanding shares were as follows:

	Shares Issued	Shares Repurchased	Shares Outstanding
Balances, January 1, 2016	2,109,316,331	(559,972,262)	1,549,344,069
Issuance of stock awards		2,041,478	2,041,478
Balances, December 31, 2016	2,109,316,331	(557,930,784)	1,551,385,547
Issuance of stock awards		1,832,215	1,832,215
Balances, December 31, 2017	2,109,316,331	(556,098,569)	1,553,217,762
Issuance of stock awards		1,361,959	1,361,959
Balances, December 31, 2018	2,109,316,331	(554,736,610)	1,554,579,721

At December 31, 2018, 29,594,929 shares of common stock were reserved for stock awards under PMI’s stock plans, and 250 million shares of preferred stock, without par value, were authorized but unissued. PMI currently has no plans to issue any shares of preferred stock.

Note 9.

Stock Plans:

In May 2017, PMI’s shareholders approved the Philip Morris International Inc. 2017 Performance Incentive Plan (the “2017 Plan”). The 2017 Plan replaced the 2012 Performance Incentive Plan, and there will be no additional grants under the replaced plan. Under the 2017 Plan, PMI may grant to eligible employees restricted shares and restricted share units, performance-based cash incentive awards and performance-based equity awards. Up to 25 million shares of PMI’s common stock may be issued under the 2017 Plan. At December 31, 2018, shares available for grant under the 2017 Plan were 22,911,850.

In May 2017, PMI’s shareholders also approved the Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors (the “2017 Non-Employee Directors Plan”). The 2017 Non-Employee Directors Plan replaced the 2008 Stock Compensation Plan for Non-Employee Directors, and there will be no additional grants under the replaced plan. A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the 2017 Non-Employee Directors Plan. At December 31, 2018, shares available for grant under the plan were 974,344.

Restricted share unit (RSU) awards

PMI may grant RSU awards to eligible employees; recipients may not sell, assign, pledge or otherwise encumber such awards. Such awards are subject to forfeiture if certain employment conditions are not met. RSU awards generally vest on the third anniversary of the grant date. RSU awards do not carry voting rights, although they do earn dividend equivalents.

During 2018, the activity for RSU awards was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at January 1, 2018	3,612,400	$89.65
Granted	1,288,700	100.19
Vested	(1,451,876)	83.29
Forfeited	(130,429)	96.24
Balance at December 31, 2018	3,318,795	$96.26

During the years ended December 31, 2018, 2017 and 2016, the weighted-average grant date fair value of the RSU awards granted to PMI employees and the recorded compensation expense related to RSU awards were as follows:

(in millions, except per RSU award granted)	Total Weighted-Average Grant Date Fair Value of RSU Awards Granted	Weighted-Average Grant Date Fair Value Per RSU Award Granted	Compensation Expense related to RSU Awards
2018	$129	$100.19	$114
2017	$119	$98.59	$111
2016	$108	$89.03	$126

The fair value of the RSU awards at the date of grant is amortized to expense over the restriction period, typically three years after the date of the award, or upon death, disability or reaching the age of 58. As of December 31, 2018, PMI had $118 million of total unrecognized compensation costs related to non-vested RSU awards. These costs are expected to be recognized over a weighted-average period of two years, or upon death, disability or reaching the age of 58.

During the years ended December 31, 2018, 2017 and 2016, share and fair value information for PMI RSU awards that vested were as follows:

(dollars in millions)	Shares of RSU Awards that Vested	Grant Date Fair Value of Vested Shares of RSU Awards	Total Fair Value of RSU Awards that Vested
2018	1,451,876	$121	$149
2017	2,022,856	$158	$208
2016	2,302,525	$202	$210

Performance share unit (PSU) awards

PMI may grant PSU awards to certain executives; recipients may not sell, assign, pledge or otherwise encumber such awards. The PSU awards require the achievement of certain performance factors, which are predetermined at the time of grant, over a three-year performance cycle. PMI’s performance metrics consist of PMI’s Total Shareholder Return (TSR) relative to a predetermined peer group and on an absolute basis (50% weight), PMI’s currency-neutral compound annual adjusted operating income growth rate, excluding acquisitions (30% weight), and PMI’s performance against specific measures of PMI's transformation (20% weight). The aggregate of the weighted performance factors for the three metrics determines the percentage of PSUs that will vest at the end of the three-year performance cycle. The minimum percentage of PSUs that can vest is zero, with a target percentage of 100 and a maximum percentage of 200. Each vested PSU entitles the participant to one share of common stock. An aggregate weighted PSU performance factor of 100 will result in the targeted number of PSUs being vested. At the end of the performance cycle, participants are entitled to an amount equivalent to the accumulated dividends paid on common stock during the performance cycle for the number of shares earned. PSU awards do not carry voting rights.

During 2018, the activity for PSU awards was as follows:

	Number of Shares	Grant Date Fair Value Subject to Other Performance Factors Per Share	Grant Date Fair Value Subject to TSR Performance Factor Per Share
Balance at January 1, 2018	821,030	$93.46	$116.16
Granted	401,500	100.69	118.98
Vested	—	—	—
Forfeited	(27,560)	94.98	116.71
Balance at December 31, 2018	1,194,970	$95.85	$117.09

During the years ended December 31, 2018, 2017 and 2016, the grant date fair value of the PSU awards granted to PMI employees and the recorded compensation expense related to PSU awards were as follows:

(in millions, except per PSU award granted)	PSU Grant Date Fair Value Subject to Other Performance Factors		PSU Grant Date Fair Value Subject to TSR Performance Factor		Compensation Expense related to PSU Awards
	Total	Per PSU Award	Total	Per PSU Award	Total
2018	$20	$100.69	$24	$118.98	$24
2017	$19	$98.29	$25	$128.72	$37
2016	$19	$89.02	$22	$104.60	$27

The grant date fair value of the PSU awards subject to the other performance factors was determined by using the average of the high and low market price of PMI’s stock at the date of the grant. The grant date fair value of the PSU market based awards subject to the TSR performance factor was determined by using the Monte Carlo simulation model. The following assumptions were used to determine the grant date fair value of the PSU awards subject to the TSR performance factor for the years ended December 31, 2018, 2017 and 2016:

	For the Years Ended December 31,
	2018	2017	2016
Risk-free interest rate (a)	2.3%	1.5%	1.0%
Expected volatility (b)	19.6%	15.8%	17.5%

(a) Based on the U.S. Treasury yield curve.
(b) Determined using a weighted-average of historical and implied volatility.

The fair value of the PSU award at the date of grant is amortized to expense over the performance period, which is typically three years after the date of the award, or upon death, disability or reaching the age of 58. As of December 31, 2018, PMI had $25 million of total unrecognized compensation cost related to non-vested PSU awards. This cost is recognized over a weighted-average performance cycle period of two years, or upon death, disability or reaching the age of 58.
During the years ended December 31, 2018, 2017 and 2016, there were no PSU awards that vested.

Note 10.

Earnings per Share:

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and therefore are included in PMI’s earnings per share calculation pursuant to the two-class method.

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Net earnings attributable to PMI	$7,911	$6,035	$6,967
Less distributed and undistributed earnings attributable to share-based payment awards	16	14	19
Net earnings for basic and diluted EPS	$7,895	$6,021	$6,948
Weighted-average shares for basic EPS	1,555	1,552	1,551
Plus contingently issuable performance stock units (PSUs)	—	1	—
Weighted-average shares for diluted EPS	1,555	1,553	1,551

For the 2018, 2017 and 2016 computations, there were no antidilutive stock options.

Note 11.

Income Taxes:

Earnings before income taxes and provision for income taxes consisted of the following for the years ended December 31, 2018, 2017 and 2016:

(in millions)	2018	2017	2016
Earnings before income taxes	$10,671	$10,589	$9,924
Provision for income taxes:
United States federal and state:
Current	$120	$1,662	$(39)
Deferred	(113)	(384)	293
Total United States	7	1,278	254
Outside United States:
Current	2,425	3,146	2,625
Deferred	13	(117)	(111)
Total outside United States	2,438	3,029	2,514
Total provision for income taxes	$2,445	$4,307	$2,768

In December 2017, the Tax Cuts and Jobs Act was signed into law. Accordingly, PMI recorded a provisional charge of $1.6 billion in its 2017 income tax provision, including a charge for the transition tax on accumulated foreign earnings of $1.4 billion (which represented the transition tax of $2.2 billion, net of a reversal of $0.7 billion of previously recorded deferred tax liabilities on part of its accumulated foreign earnings and other items of $0.1 billion) and $0.2 billion due to the re-measurement of U.S. deferred tax assets and liabilities applying the U.S. federal corporate tax rate of 21%.

PMI completed its analysis of the Tax Cuts and Jobs Act during 2018 and adjusted the 2017 provisional estimates to the final amounts based on its 2017 U.S. federal income tax return as filed. Accordingly, PMI recorded in its income tax provision a charge of $31 million representing a current income tax charge of $185 million, primarily due to an increase in its aggregate foreign cash position used to determine PMI's final 2017 transition tax liability, mostly offset by a deferred income tax benefit of $154 million primarily due to the recognition of deferred tax assets for net operating losses in the state of New York. Updates to the provisional estimates have been recorded in accordance with Staff Accounting Bulletin No. 118 ("SAB 118").

At December 31, 2017, PMI recorded an income tax payable of $1.7 billion attributable to the Tax Cuts and Jobs Act, of which $1.6 billion was recorded in "income taxes and other liabilities" on PMI's consolidated balance sheet. The income tax payable of $1.7 billion represented the transition tax of $2.2 billion, partially offset by foreign tax credits related to foreign withholding taxes previously paid of $0.5 billion. The income tax payable is due over an 8-year period beginning in 2018. In December 2018, PMI recorded an increase to income tax payable of $0.1 billion related to PMI’s transition tax liability, in accordance with SAB 118. At December 31, 2018, $1.5 billion of PMI's remaining transition tax liability was recorded in "income taxes and other liabilities" on PMI's consolidated balance sheet.

At December 31, 2018, U.S. federal and foreign deferred income taxes have been provided on all accumulated earnings of PMI's foreign subsidiaries.

In accordance with the alternatives provided by ASU 2018-02 "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," PMI has elected not to reclassify the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive losses to retained earnings.

PMI has made an accounting policy election to treat Global Intangible Low-Taxed Income ("GILTI") taxes as a current period expense rather than including these amounts in the measurement of deferred taxes.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

(in millions)	2018	2017	2016
Balance at January 1,	$145	$79	$88
Additions based on tax positions related to the current year	10	71	13
Additions for tax positions of previous years	15	5	1
Reductions for tax positions of prior years	(94)	—	(7)
Reductions due to lapse of statute of limitations	(3)	(7)	(14)
Settlements	(19)	(4)	(2)
Other	2	1	—
Balance at December 31,	$56	$145	$79

Unrecognized tax benefits and PMI’s liability for contingent income taxes, interest and penalties were as follows:

(in millions)	December 31, 2018	December 31, 2017	December 31, 2016
Unrecognized tax benefits	$56	$145	$79
Accrued interest and penalties	12	23	15
Tax credits and other indirect benefits	(14)	(35)	(31)
Liability for tax contingencies	$54	$133	$63

The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $41 million at December 31, 2018. The remainder, if recognized, would principally affect deferred taxes.

For the years ended December 31, 2018, 2017 and 2016, PMI recognized income (expense) in its consolidated statements of earnings of $4 million, $(11) million and $13 million, respectively, related to interest and penalties.

The effective income tax rate on pre-tax earnings differed from the U.S. federal statutory rate for the following reasons for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
U.S. federal statutory rate	21.0%	35.0%	35.0%
Increase (decrease) resulting from:
Foreign rate differences	1.3	(12.2)	(12.6)
Dividend repatriation cost	2.5	16.4	5.8
Global intangible low-taxed income	1.2
Net operating losses	(1.1)
Foreign derived intangible income	(1.1)
Other	(0.9)	1.5	(0.3)
Effective tax rate	22.9%	40.7%	27.9%

The 2018 effective tax rate decreased 17.8 percentage points to 22.9%. The change in the effective tax rate for 2018, as compared to 2017, was primarily due to the Tax Cuts and Jobs Act, which reduced the U.S. federal income tax rate from 35% to 21%, in addition to repatriation cost differences and earnings mix by taxing jurisdiction.

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

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following:

	At December 31,
(in millions)	2018	2017
Deferred income tax assets:
Accrued postretirement and postemployment benefits	$193	$239
Accrued pension costs	390	334
Inventory	136	131
Accrued liabilities	138	117
Net operating losses	452	213
Foreign exchange	—	91
Other	37	57
Total deferred income tax assets	1,346	1,182
Less: valuation allowance	(257)	(156)
Deferred income tax assets, net of valuation allowance	1,089	1,026
Deferred income tax liabilities:
Trade names	(508)	(546)
Property, plant and equipment	(222)	(223)
Unremitted earnings	(123)	(49)
Foreign exchange	(157)	—
Total deferred income tax liabilities	(1,010)	(818)
Net deferred income tax assets	$79	$208

At December 31, 2018, PMI has recorded deferred tax assets for net operating loss carryforwards of $452 million, with varying dates of expiration, primarily after 2023, including $87 million with an unlimited carryforward period. At December 31, 2018, PMI has recorded a valuation allowance of $257 million against deferred tax assets that do not meet the more-likely-than-not recognition threshold. The increases in deferred tax assets for net operating loss carryforwards and the valuation allowance during 2018 are primarily due to law changes associated with the Tax Cuts and Jobs Act, as discussed above.

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

On January 1, 2018, PMI adopted Financial Accounting Standards Update ASU 2014-09, "Revenue from Contracts with Customers." PMI adopted this standard retrospectively to each prior period presented. For further details on this standard and its impact on PMI, see Note 21. New Accounting Standards. The amounts presented for the reportable segments reflect this adoption.

PMI disaggregates its net revenue from contracts with customers by both geographic location and product category for each of PMI's six reportable segments, as PMI believes this best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors.

Net revenues by segment were as follows:

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Net revenues:
European Union	$9,298	$8,318	$8,162
Eastern Europe	2,921	2,711	2,484
Middle East & Africa	4,114	3,988	4,516
South & Southeast Asia	4,656	4,417	4,396
East Asia & Australia	5,580	6,373	4,285
Latin America & Canada	3,056	2,941	2,842
Net revenues	$29,625	$28,748	$26,685

Total net revenues attributable to customers located in Japan, PMI's largest market in terms of net revenues, were $3.8 billion, $4.7 billion and $2.8 billion in 2018, 2017 and 2016, respectively. Total net revenues attributable to customers located in Indonesia were $3.1 billion, $3.2 billion and $3.2 billion in 2018, 2017 and 2016, respectively. PMI had one customer in the East Asia & Australia segment that accounted for 13%, 16% and 11% of PMI’s consolidated net revenues, and one customer in the European Union segment that accounted for 10%, 10% and 11% of PMI’s consolidated net revenues in 2018, 2017 and 2016, respectively.

PMI's net revenues by product category were as follows:

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Combustible products:
European Union	$8,433	$8,048	$8,105
Eastern Europe	2,597	2,657	2,478
Middle East & Africa	3,732	3,893	4,513
South & Southeast Asia	4,656	4,417	4,396
East Asia & Australia	3,074	3,156	3,619
Latin America & Canada	3,037	2,937	2,841
Total combustible products	$25,529	$25,107	$25,952
Reduced-risk products:
European Union	$865	$269	57
Eastern Europe	324	55	6
Middle East & Africa	382	94	4
South & Southeast Asia	—	—	—
East Asia & Australia	2,506	3,218	666
Latin America & Canada	19	4	1
Total reduced-risk products	$4,096	$3,640	$733
Total PMI net revenues	$29,625	$28,748	$26,685

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

PMI recognizes revenue, when control is transferred to the customer, typically either upon shipment or delivery of goods.

Other segment data were as follows:

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Operating income:
European Union	$4,105	$3,691	$3,920
Eastern Europe	902	887	890
Middle East & Africa	1,627	1,884	1,990
South & Southeast Asia	1,747	1,514	1,474
East Asia & Australia	1,851	2,608	1,691
Latin America & Canada	1,145	997	938
Operating income	$11,377	$11,581	$10,903

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Depreciation expense:
European Union	$269	$213	$184
Eastern Europe	101	76	62
Middle East & Africa	105	88	88
South & Southeast Asia	154	153	147
East Asia & Australia	173	160	100
Latin America & Canada	94	85	79
	896	775	660
Other	11	12	9
Total depreciation expense	$907	$787	$669

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Capital expenditures:
European Union	$813	$956	$665
Eastern Europe	136	97	69
Middle East & Africa	65	85	154
South & Southeast Asia	129	140	156
East Asia & Australia	215	87	24
Latin America & Canada	74	175	103
	1,432	1,540	1,171
Other	4	8	1
Total capital expenditures	$1,436	$1,548	$1,172

	At December 31,
(in millions)	2018	2017	2016
Long-lived assets:
European Union	$4,216	$4,130	$3,282
Eastern Europe	547	546	466
Middle East & Africa	362	430	400
South & Southeast Asia	1,297	1,419	1,413
East Asia & Australia	781	659	503
Latin America & Canada	779	885	765
Total long-lived assets	7,982	8,069	6,829
Other	664	1,126	750
Total property, plant and equipment, net and Other assets	$8,646	$9,195	$7,579

Long-lived assets consist of non-current assets other than goodwill; other intangible assets, net; deferred tax assets, investments in unconsolidated subsidiaries and equity securities, and financial instruments. PMI's largest markets in terms of long-lived assets are Italy, Switzerland and Indonesia. Total long-lived assets located in Italy, which is reflected in the European Union segment above, were $1.1 billion, $1.2 billion and $0.7 billion at December 31, 2018, 2017 and 2016, respectively. Total long-lived assets located in Switzerland, which is reflected in the European Union segment above, were $1.0 billion, $0.9 billion and $0.9 billion at December 31, 2018, 2017 and 2016, respectively. Total long-lived assets located in Indonesia, which is reflected in the South & Southeast Asia segment above, were $0.7 billion, $0.8 billion and $0.8 billion at December 31, 2018, 2017 and 2016, respectively.

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

In the fourth quarter of 2018, PMI elected to early adopt ASU 2018-14 "Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans." The adoption of ASU 2018-14 did not have a material impact on PMI's consolidated financial position or results of operations.

PMI adopted ASU 2017-07 "Compensation - Retirement Benefits" on January 1, 2018, retrospectively for all periods. Following adoption, the service cost component of net periodic benefit cost continues to be included within operating income, while all other cost components are included below operating income, within pension and other employee benefit costs. Pension and other employee benefit costs per the consolidated statements of earnings consisted of the following for December 31, 2018, 2017 and 2016:

(in millions)	2018	2017	2016
Net pension costs (income)	$(51)	$(20)	$(6)
Net postemployment costs	80	85	83
Net postretirement costs	12	13	11
Total pension and other employee benefit costs	$41	$78	$88

Pension and Postretirement Benefit Plans

Obligations and Funded Status

The postretirement health care plans are not funded. The projected benefit obligations, plan assets and funded status of PMI’s pension plans, and the accumulated benefit obligation and net amount accrued for PMI's postretirement health care plans, at December 31, 2018 and 2017, were as follows:

	Pension(1)		Postretirement
(in millions)	2018	2017	2018	2017
Benefit obligation at January 1,	$9,028	$8,387	$248	$227
Service cost	210	208	4	4
Interest cost	109	108	9	8
Benefits paid	(218)	(226)	(8)	(10)
Settlement and curtailment	1	—	—	—
Actuarial losses (gains)	210	(93)	(34)	12
Currency	(196)	621	(9)	7
Other	8	23	(1)	—
Benefit obligation at December 31,	9,152	9,028	209	248
Fair value of plan assets at January 1,	7,598	6,457
Actual return on plan assets	(447)	742
Employer contributions	110	66
Employee contributions	24	40
Benefits paid	(218)	(226)
Settlement and curtailment	—	—
Currency	(179)	519
Fair value of plan assets at December 31,	6,888	7,598
Net pension and postretirement liability recognized at December 31,	$(2,264)	$(1,430)	$(209)	$(248)

(1) Primarily non-U.S. based defined benefit retirement plans.

At December 31, 2018, actuarial losses (gains) consisted of losses for experience differences related to the change in population profile, coupled with updated mortality table assumptions for the Swiss plan. At December 31, 2017, actuarial losses (gains) consisted of gains due to changes in the pension indexation rate assumption for the Holland plan, which was partially offset by losses for experience differences related to the change in population profile, primarily for the Swiss plan.

At December 31, 2018 and 2017, the Swiss pension plan represented 60% and 57% of the benefit obligation, respectively, and approximately 57% of the fair value of plan assets for each of the years. At December 31, 2018 and 2017, the U.S. pension plan represented 4% and 5% of the benefit obligation, respectively, and approximately 4% and 4% of the fair value of plan assets at December 31, 2018 and 2017, respectively.

At December 31, 2018 and 2017, the amounts recognized on PMI's consolidated balance sheets for the pension and postretirement plans were as follows:

	Pension		Postretirement
(in millions)	2018	2017	2018	2017
Other assets	$37	$47
Accrued liabilities — employment costs	(20)	(26)	$(10)	$(10)
Long-term employment costs	(2,281)	(1,451)	(199)	(238)
	$(2,264)	$(1,430)	$(209)	$(248)

The accumulated benefit obligation, which represents benefits earned to date, for the pension plans was $8,557 million and $8,496 million at December 31, 2018 and 2017, respectively.

For pension plans with accumulated benefit obligations in excess of plan assets, the accumulated benefit obligation and fair value of plan assets were $7,641 million and $5,866 million, respectively, as of December 31, 2018. The accumulated benefit obligation and fair value of plan assets were $6,953 million and $5,835 million, respectively, as of December 31, 2017.

For pension plans with projected benefit obligations in excess of plan assets, the projected benefit obligation and fair value of plan assets were $8,807 million and $6,504 million, respectively, as of December 31, 2018. The projected benefit obligation and fair value of plan assets were $8,609 million and $7,135 million, respectively, as of December 31, 2017.

The following weighted-average assumptions were used to determine PMI’s pension and postretirement benefit obligations at December 31:

	Pension		Postretirement
	2018	2017	2018	2017
Discount rate	1.61%	1.51%	3.97%	3.79%
Rate of compensation increase	1.86	1.65
Interest crediting rate	3.40	3.40
Health care cost trend rate assumed for next year			6.17	6.17
Ultimate trend rate			4.59	4.62
Year that rate reaches the ultimate trend rate			2040	2029

The discount rate for the largest pension plans is based on a yield curve constructed from a portfolio of high quality corporate bonds that produces a cash flow pattern equivalent to each plan’s expected benefit payments.  The discount rate for the remaining plans is developed from local bond indices that match local benefit obligations as closely as possible.

Components of Net Periodic Benefit Cost

Net periodic pension and postretirement health care costs consisted of the following for the years ended December 31, 2018, 2017 and 2016:

	Pension			Postretirement
(in millions)	2018	2017	2016	2018	2017	2016
Service cost	$210	$208	$207	$4	$4	$3
Interest cost	109	108	146	9	8	9
Expected return on plan assets	(349)	(326)	(346)	—	—	—
Amortization:
Net losses	172	186	186	4	5	2
Prior service cost	2	6	4	(1)	—	—
Settlement and curtailment	15	6	4	—	—	—
Net periodic pension and postretirement costs	$159	$188	$201	$16	$17	$14

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

Settlement and curtailment charges were due primarily to employee severance and early retirement programs.

The following weighted-average assumptions were used to determine PMI’s net pension and postretirement health care costs:

	Pension			Postretirement
	2018	2017	2016	2018	2017	2016
Discount rate - service cost	1.92%	1.68%	1.81%	3.79%	3.68%	4.45%
Discount rate - interest cost	1.25	1.27	1.81	3.79	3.68	4.45
Expected rate of return on plan assets	4.76	4.80	5.36
Rate of compensation increase	1.65	1.68	2.03
Interest crediting rate	3.40	3.40	3.00
Health care cost trend rate				6.17	7.15	6.23

PMI’s expected rate of return on pension plan assets is determined by the plan assets’ historical long-term investment performance, current asset allocation and estimates of future long-term returns by asset class.

PMI and certain of its subsidiaries sponsor defined contribution plans. Amounts charged to expense for defined contribution plans totaled $66 million, $58 million and $56 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The fair value of PMI’s pension plan assets at December 31, 2018 and 2017, by asset category was as follows:

Asset Category (in millions)	At December 31, 2018	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$84	$84
Equity securities:
U.S. securities	139	139
International securities	442	442
Investment funds(a)	5,508	3,595	$1,913
International government bonds	176	120	56
Corporate bonds	232	232
Other	19	19
Total assets in the fair value hierarchy	$6,600	$4,631	$1,969	$—
Investment funds measured at net asset value(b)	288
Total assets	$6,888

(a) Investment funds whose objective seeks to replicate the returns and characteristics of specified market indices (primarily MSCI — Europe, Switzerland, North America, Asia Pacific, Japan; Russell 3000; S&P 500 for equities, and Citigroup EMU and Barclays Capital U.S. for bonds), primarily consist of mutual funds, common trust funds and commingled funds. Of these funds, 57% are invested in U.S. and international equities; 20% are invested in U.S. and international government bonds; 12% are invested in real estate and other money markets, and 11% are invested in corporate bonds.

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

(a) Investment funds whose objective seeks to replicate the returns and characteristics of specified market indices (primarily MSCI — Europe, Switzerland, North America, Asia Pacific, Japan; Russell 3000; S&P 500 for equities, and Citigroup EMU and Barclays Capital U.S. for bonds), primarily consist of mutual funds, common trust funds and commingled funds. Of these funds, 60% were invested in U.S. and international equities; 20% were invested in U.S. and international government bonds; 10% were invested in real estate and other money markets, and 10% were invested in corporate bonds.

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

PMI makes, and plans to make, contributions to the extent that they are tax deductible and to meet specific funding requirements of its funded pension plans. Currently, PMI anticipates making contributions of approximately $119 million in 2019 to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest and currency rates.

The estimated future benefit payments from PMI pension plans at December 31, 2018, are as follows:

(in millions)
2019	$290
2020	315
2021	319
2022	329
2023	347
2024 - 2028	1,971
PMI's expected future annual benefit payments for its postretirement health care plans are estimated to be not material through 2028.
Postemployment Benefit Plans

PMI and certain of its subsidiaries sponsor postemployment benefit plans covering substantially all salaried and certain hourly employees. The cost of these plans is charged to expense over the working life of the covered employees. Net postemployment costs were $158 million, $144 million and $166 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The amounts recognized in accrued postemployment costs on PMI's consolidated balance sheets at December 31, 2018 and 2017, were $708 million and $671 million, respectively. The change in the liability is primarily due to actuarial losses of $147 in 2018 resulting from increased employee severance cost in Switzerland and countries in the European Union segment, coupled with the periodic expense, partially offset by cash payments.

The accrued postemployment costs were determined using a weighted-average discount rate of 3.1% and 3.0% in 2018 and 2017, respectively; an assumed ultimate annual weighted-average turnover rate of 3.2% and 2.6% in 2018 and 2017, respectively; assumed compensation cost increases of 2.6% in 2018 and 2.3% in 2017, and assumed benefits as defined in the respective plans. In accordance with local regulations, certain postemployment plans are funded. As a result, the accrued postemployment costs disclosed above are presented net of the related assets of $38 million and $33 million at December 31, 2018 and 2017, respectively. Postemployment costs arising from actions that offer employees benefits in excess of those specified in the respective plans are charged to expense when incurred.

Comprehensive Earnings (Losses)

The amounts recorded in accumulated other comprehensive losses at December 31, 2018, consisted of the following:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net losses	$(3,438)	$(41)	$(702)	$(4,181)
Prior service cost	(27)	3	—	(24)
Net transition obligation	(4)	—	—	(4)
Deferred income taxes	379	20	164	563
Losses to be amortized	$(3,090)	$(18)	$(538)	$(3,646)

The amounts recorded in accumulated other comprehensive losses at December 31, 2017, consisted of the following:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net losses	$(2,624)	$(80)	$(617)	$(3,321)
Prior service cost	(35)	4	—	(31)
Net transition obligation	(5)	—	—	(5)
Deferred income taxes	327	28	186	541
Losses to be amortized	$(2,337)	$(48)	$(431)	$(2,816)

The amounts recorded in accumulated other comprehensive losses at December 31, 2016, consisted of the following:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net losses	$(3,314)	$(73)	$(713)	$(4,100)
Prior service cost	(53)	4	—	(49)
Net transition obligation	(5)	—	—	(5)
Deferred income taxes	350	24	215	589
Losses to be amortized	$(3,022)	$(45)	$(498)	$(3,565)

The movements in other comprehensive earnings (losses) during the year ended December 31, 2018, were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts transferred to earnings as components of net periodic benefit cost:
Amortization:
Net losses	$180	$5	$62	$247
Prior service cost	—	(1)	—	(1)
Net transition obligation	1	—	—	1
Other income/expense:
Net losses	14	—	—	14
Prior service cost	—	—	—	—
Deferred income taxes	(28)	(1)	(14)	(43)
	167	3	48	218
Other movements during the year:
Net losses	(1,008)	34	(147)	(1,121)
Prior service cost	8	—	—	8
Deferred income taxes	80	(7)	(8)	65
	(920)	27	(155)	(1,048)
Total movements in other comprehensive earnings (losses)	$(753)	$30	$(107)	$(830)

The movements in other comprehensive earnings (losses) during the year ended December 31, 2017, were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts transferred to earnings as components of net periodic benefit cost:
Amortization:
Net losses	$175	$5	$68	$248
Prior service cost	5	—	—	5
Other income/expense:
Net losses	6	—	—	6
Prior service cost	—	—	—	—
Deferred income taxes	(10)	(1)	(20)	(31)
	176	4	48	228
Other movements during the year:
Net losses	509	(12)	28	525
Prior service cost	13	—	—	13
Deferred income taxes	(13)	5	(9)	(17)
	509	(7)	19	521
Total movements in other comprehensive earnings (losses)	$685	$(3)	$67	$749

The movements in other comprehensive earnings (losses) during the year ended December 31, 2016, were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts transferred to earnings as components of net periodic benefit cost:
Amortization:
Net losses	$193	$2	$62	$257
Prior service cost	6	—	—	6
Other income/expense:
Net losses	4	—	—	4
Prior service cost	—	—	—	—
Deferred income taxes	(26)	—	(17)	(43)
	177	2	45	224
Other movements during the year:
Net losses	(437)	(15)	(65)	(517)
Prior service cost	(18)	—	—	(18)
Deferred income taxes	55	4	19	78
	(400)	(11)	(46)	(457)
Total movements in other comprehensive earnings (losses)	$(223)	$(9)	$(1)	$(233)

Note 14.

Additional Information:

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Research and development expense	$383	$453	$429
Advertising expense	$896	$830	$405
Foreign currency net transaction losses	$21	$49	$272
Interest expense	$855	$1,096	$1,069
Interest income	(190)	(182)	(178)
Interest expense, net	$665	$914	$891
Rent expense	$312	$313	$284

Minimum rental commitments under non-cancelable operating leases in effect at December 31, 2018, were as follows:

(in millions)
2019	$147
2020	103
2021	73
2022	52
2023	43
Thereafter	354
$772

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

PMI uses deliverable and non-deliverable forward foreign exchange contracts, foreign currency swaps and foreign currency options, collectively referred to as foreign exchange contracts ("foreign exchange contracts"), and interest rate contracts to mitigate its exposure to changes in exchange and interest rates from third-party and intercompany actual and forecasted transactions. The primary currencies to which PMI is exposed include the Australian dollar, Canadian dollar, Euro, Indonesian rupiah, Japanese yen, Mexican peso, Philippine peso, Russian ruble, Swiss franc and Turkish lira. At December 31, 2018 and 2017, PMI had contracts with aggregate notional amounts of $27.4 billion and $26.1 billion, respectively. Of the $27.4 billion aggregate notional amount at December 31, 2018, $3.2 billion related to cash flow hedges, $10.1 billion related to hedges of net investments in foreign operations and $14.1 billion related to other derivatives that primarily offset currency exposures on intercompany financing. Of the $26.1 billion aggregate notional amount at December 31, 2017, $3.4 billion related to cash flow hedges, $11.3 billion related to hedges of net investments in foreign operations and $11.4 billion related to other derivatives that primarily offset currency exposures on intercompany financing.

Effective January 1, 2018, PMI elected to early adopt Accounting Standard Update 2017-12 “Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities,” which did not have a material impact on PMI’s consolidated financial position or results of operations.

The fair value of PMI’s foreign exchange contracts included in the consolidated balance sheet as of December 31, 2018 and 2017, were as follows:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
(in millions)	Balance Sheet Classification	2018	2017	Balance Sheet Classification	2018	2017
Foreign exchange contracts designated as hedging instruments	Other current assets	$54	$84	Other accrued liabilities	$47	$197
	Other assets	99	34	Other liabilities	525	880
Foreign exchange contracts not designated as hedging instruments	Other current assets	67	22	Other accrued liabilities	46	37

	Other assets	—	—	Other liabilities	13	14
Total derivatives		$220	$140		$631	$1,128

For the years ended December 31, 2018, 2017 and 2016, PMI's cash flow and net investment hedging instruments impacted the consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, millions)	For the Year Ended December 31,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives			Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings
	2018	2017	2016		2018	2017	2016
Derivatives in Cash Flow Hedging Relationship
Foreign exchange contracts	$28	$(52)	$12
				Net revenues	$18	$60	$(38)
				Cost of sales	—	1	46
				Marketing, administration and research costs	6	(7)	(11)
				Interest expense, net	(1)	(41)	(30)
Derivatives in Net Investment Hedging Relationship
Foreign exchange contracts	324	(1,644)	296
Total	$352	$(1,696)	$308		$23	$13	$(33)

Cash Flow Hedges

PMI has entered into foreign exchange contracts to hedge the foreign currency exchange and interest rate risks related to certain forecasted transactions. Gains and losses associated with qualifying cash flow hedge contracts is deferred as a component of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s consolidated statements of earnings. Amounts reclassified from other comprehensive losses into earnings as a result of the discontinuance of cash flow hedges when the originally forecasted transaction is no longer probable of occurring were not material during the periods presented. As of December 31, 2018, PMI has hedged forecasted transactions for periods not exceeding the next eighteen months, with the exception of one foreign exchange contract that expires in May 2024. The impact of these hedges is primarily included in operating cash flows on PMI’s consolidated statements of cash flows.
Hedges of Net Investments in Foreign Operations

PMI designates certain foreign currency denominated debt and foreign exchange contracts as net investment hedges, primarily of its Euro net assets. For the years ended December 31, 2018, 2017 and 2016, these hedges of net investments resulted in gains (losses), net of income taxes, of $521 million, $(1,725) million and $430 million, respectively, principally related to changes in the exchange rates between the Euro and U.S. dollar. These gains (losses) were reported as a component of accumulated other comprehensive losses within currency translation adjustments and were substantially offset by the losses and gains generated on the underlying assets. For the year ended December 31, 2018, the gains for amounts excluded from the effectiveness testing recognized in earnings were $260 million and were accounted for in interest expense, net, on the consolidated statement of earnings. The premiums paid for, and settlements of, net investment hedges are included in investing cash flows on PMI’s consolidated statements of cash flows.

Other Derivatives

PMI has entered into foreign exchange contracts to hedge the foreign currency exchange and interest rate risks related to intercompany loans between certain subsidiaries, and third-party loans. While effective as economic hedges, no hedge accounting is applied for these contracts; therefore, the unrealized gains (losses) relating to these contracts are reported in marketing, administration and research costs in PMI’s consolidated statements of earnings. For the years ended December 31, 2018, 2017 and 2016, the gains (losses) from contracts for which PMI did not apply hedge accounting were $405 million, $382 million and $(85) million, respectively. The gains (losses) from these contracts substantially offset the losses and gains generated by the underlying intercompany and third-party loans being hedged.

As a result, for the years ended December 31, 2018, 2017 and 2016, these items impacted the consolidated statement of earnings as follows:

(pre-tax, in millions)
Derivatives not Designated as Hedging Instruments	Statement of Earnings Classification of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Earnings
		2018	2017	2016
Foreign exchange contracts
	Interest expense, net	$62	$(60)	$(24)
Total		$62	$(60)	$(24)

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses

Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Gain as of January 1,	$42	$97	$59
Derivative (gains)/losses transferred to earnings	(31)	(11)	30
Change in fair value	24	(44)	8
Gain as of December 31,	$35	$42	$97

At December 31, 2018, PMI expects $21 million of derivative gains that are included in accumulated other comprehensive losses to be reclassified to the consolidated statement of earnings within the next 12 months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.

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
In the fourth quarter of 2018, PMI elected to early adopt ASU 2018-13 "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement." The adoption of ASU 2018-13 did not have a material impact on PMI's consolidated financial position or results of operations.

Equity Securities

The fair value of PMI’s equity securities, which are determined by using quoted prices in active markets, have been classified within Level 1.

Derivative Financial Instruments

PMI assesses the fair value of its foreign exchange contracts and interest rate contracts using standard valuation models that use, as their basis, readily observable market inputs. The fair value of PMI’s foreign exchange forward contracts is determined by using the prevailing foreign exchange spot rates and interest rate differentials, and the respective maturity dates of the instruments. The fair value of PMI’s currency options is determined by using a Black-Scholes methodology based on foreign exchange spot rates and interest rate differentials, currency volatilities and maturity dates. PMI’s derivative financial instruments have been classified within Level 2 at December 31, 2018 and 2017. See Note 15. Financial Instruments for additional discussion of derivative financial instruments.

Pension Plan Assets

The fair value of pension plan assets determined by using readily available quoted market prices in active markets has been classified within Level 1 of the fair value hierarchy at December 31, 2018 and 2017. The fair value of pension plan assets determined by using quoted prices in markets that are not active has been classified within Level 2 at December 31, 2018 and 2017. See Note 13. Benefit Plans for additional discussion of pension plan assets.

Debt

The fair value of PMI’s outstanding debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. The aggregate carrying value of PMI’s debt, excluding short-term borrowings and $33 million of capital lease obligations, was $30,996 million at December 31, 2018. The aggregate carrying value of PMI’s debt, excluding short-term borrowings and $28 million of capital lease obligations, was $33,812 million at December 31, 2017. The fair value of PMI's outstanding debt, excluding the aforementioned short-term borrowings and capital lease obligations, was classified within Level 1 and Level 2 at December 31, 2018 and 2017.

The aggregate fair values of PMI’s equity securities, derivative financial instruments, pension plan assets and debt as of December 31, 2018, were as follows:

(in millions)	Fair Value At December 31, 2018	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities	$288	$288	$—	$—
Foreign exchange contracts	220	$—	220	—
Pension plan assets	6,600	4,631	1,969	—
Total assets in fair value hierarchy	$7,108	$4,919	$2,189	$—
Pension plan assets measured at net asset value(a)	288
Total assets	$7,396
Liabilities:
Debt	$31,162	$30,997	$165	$—
Foreign exchange contracts	631	—	631	—
Total liabilities	$31,793	$30,997	$796	$—
(a) In accordance with FASB ASC Subtopic 820-10, certain investments measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

The aggregate fair values of PMI’s derivative financial instruments, pension plan assets and debt as of December 31, 2017, were as follows:

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

Note 17.

Accumulated Other Comprehensive Losses:

PMI's accumulated other comprehensive losses, net of taxes, consisted of the following:

(Losses) Earnings	At December 31,
(in millions)	2018	2017	2016
Currency translation adjustments	$(6,500)	$(5,761)	$(6,091)
Pension and other benefits	(3,646)	(2,816)	(3,565)
Derivatives accounted for as hedges	35	42	97
Total accumulated other comprehensive losses	$(10,111)	$(8,535)	$(9,559)
Reclassifications from Other Comprehensive Earnings

The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement are shown on the consolidated statements of comprehensive earnings for the years ended December 31, 2018, 2017, and 2016. For the years ended December 31, 2017, and 2016, $2 million and $(5) million of net currency translation adjustment gains/(losses) were transferred from other comprehensive earnings to marketing, administration and research costs in the consolidated statements of earnings, respectively, upon liquidation of subsidiaries. For additional information, see Note 13. Benefit Plans and Note 15. Financial Instruments for disclosures related to PMI's pension and other benefits and derivative financial instruments.

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

The table below lists the number of tobacco-related cases pertaining to combustible products pending against us and/or our subsidiaries or indemnitees as of February 4, 2019, February 9, 2018 and December 31, 2016:

Type of Case	Number of Cases Pending as of February 4, 2019	Number of Cases Pending as of February 9, 2018	Number of Cases Pending as of December 31, 2016
Individual Smoking and Health Cases	55	57	64
Smoking and Health Class Actions	10	11	11
Health Care Cost Recovery Actions	16	16	16
Label-Related Class Actions	1	1	—
Individual Label-Related Cases	7	1	3
Public Civil Actions	2	2	2

Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 491 Smoking and Health, Label-Related, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Thirteen cases have had decisions in favor of plaintiffs. Nine of these cases have subsequently reached final resolution in our favor and four remain on appeal.

The table below lists the verdict and significant post-trial developments in the four pending cases where a verdict was returned in favor of the plaintiff:

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
February 2004	Brazil/The Smoker Health Defense Association	Class Action
The Civil Court of São Paulo found defendants liable without hearing evidence. In April 2004, the court awarded “moral damages” of R$1,000 (approximately $273) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not assess actual damages, which were to be assessed in a second phase of the case. The size of the class was not defined in the ruling.

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

In June 2015, our subsidiary commenced the appellate process with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make the payment into a trust. In August 2015, plaintiffs filed a motion for security with the Court of Appeal covering both the Létourneau case and the Blais case described below. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling CAD 226 million (approximately $172.5 million) to cover both the Létourneau and Blais cases. The hearing for the merits appeal took place in November 2016. (See below for further detail.)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
May 27, 2015	Canada/Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais	Class Action
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Blais class on liability and found the class members’ compensatory damages totaled approximately CAD 15.5 billion (approximately $11.8 billion), including pre-judgment interest. The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion including pre-judgment interest (approximately $2.37 billion)). The trial court awarded CAD 90,000 (approximately $69,000) in punitive damages, allocating CAD 30,000 (approximately $23,000) to our subsidiary. The trial court ordered defendants to pay CAD 1 billion (approximately $763 million) of the compensatory damage award, CAD 200 million (approximately $153 million) of which is our subsidiary’s portion, into a trust within 60 days.

In June 2015, our subsidiary commenced the appellate process with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make the payment into a trust. In August 2015, plaintiffs filed a motion for security with the Court of Appeal. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling, together with the Létourneau case, CAD 226 million (approximately $172.5 million). The hearing for the merits appeal took place in November 2016. (See below for further detail.)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
August 5, 2016	Argentina/Hugo Lespada	Individual Action
On August 5, 2016, the Civil Court No. 14 - Mar del Plata, issued a verdict in favor of plaintiff, an individual smoker, and awarded him ARS 110,000 (approximately $2,960), plus interest, in compensatory and moral damages.
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

As of February 4, 2019, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•
55 cases brought by individual plaintiffs in Argentina (32), Brazil (8), Canada (2), Chile (4), Costa Rica (1), Italy (3), the Philippines (1), Poland (2), Turkey (1) and Scotland (1), compared with 57 such cases on February 9, 2018, and 64 cases on December 31, 2016; and

•	10 cases brought on behalf of classes of individual plaintiffs in Brazil (1) and Canada (9), compared with 11 such cases on February 9, 2018, and 11 such cases on December 31, 2016.

In the class action pending in Brazil, The Smoker Health Defense Association (ADESF) v. Souza Cruz, S.A. and Philip Morris Marketing, S.A., Nineteenth Lower Civil Court of the Central Courts of the Judiciary District of São Paulo, Brazil, filed July 25, 1995, our subsidiary and another member of the industry are defendants. The plaintiff, a consumer organization, is seeking damages for all addicted smokers and former smokers, and injunctive relief. In 2004, the trial court found defendants liable without hearing evidence and awarded “moral damages” of R$1,000 (approximately $273) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class was not estimated. Defendants appealed to the São Paulo Court of Appeals, which annulled the ruling in November 2008, finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In May 2011, the trial court dismissed the claim. In February 2015, the appellate court unanimously dismissed plaintiff's appeal. In September 2015, plaintiff appealed to the Superior Court of Justice. In February 2017, the Chief Justice of the Superior Court of Justice denied plaintiff's appeal. In March 2017, plaintiff filed an en banc appeal to the Superior Court of Justice. In addition, the defendants filed a constitutional appeal to the Federal Supreme Tribunal on the basis that plaintiff did not have standing to bring the lawsuit. Both appeals are still pending.

In the first class action pending in Canada, Cecilia Létourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, our subsidiary and other Canadian manufacturers (Imperial Tobacco Canada Ltd. and JTI-MacDonald Corp.) are defendants.  The plaintiff, an individual smoker, sought compensatory and punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005.  Trial began in March 2012 and concluded in December 2014. The trial court issued its judgment on May 27, 2015. The trial court found our subsidiary and two other Canadian manufacturers liable and awarded a total of CAD 131 million (approximately $100 million) in punitive damages, allocating CAD 46 million (approximately $35 million) to our subsidiary. The trial court found that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking. The trial court also found that defendants conspired to prevent consumers from learning the dangers of smoking. The trial court further held that these civil faults were a cause of the class members’ addiction. The trial court rejected other grounds of fault advanced by the class, holding that: (i) the evidence was insufficient to show that defendants marketed to youth, (ii) defendants’ advertising did not convey false information about the characteristics of cigarettes, and (iii) defendants did not commit a fault by using the descriptors light or mild for cigarettes with a lower tar delivery. The trial court estimated the size of the addiction class at 918,000 members but declined to award compensatory damages to the addiction class because the evidence did not establish the claims with sufficient accuracy. The trial court ordered defendants to pay the full punitive damage award into a trust within 60 days and found that a claims process to allocate the awarded damages to individual class members would be too expensive and difficult to administer. The trial court ordered a briefing on the proposed process for the distribution of sums remaining from the punitive damage award after payment of attorneys’ fees and legal costs. In June 2015, our subsidiary commenced the appellate process by filing its inscription of appeal of the trial court’s judgment with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust within 60 days notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make the payment into a trust within 60 days. In August 2015, plaintiffs filed a motion with the Court of Appeal seeking security in both the Létourneau case and the Blais case described below. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling CAD 226 million (approximately $172.5 million), in the form of cash into a court trust or letters of credit, in six equal consecutive quarterly installments of approximately CAD 37.6 million (approximately $28.7 million) beginning in December 2015 through March 2017. See the Blais description for further detail concerning the security order. The Court of Appeal heard oral arguments on the merits appeal in November 2016. Our subsidiary and PMI believe that the findings of liability and damages were incorrect and should ultimately be set aside on any one of many grounds, including the following: (i) holding that defendants violated Quebec law by failing to warn class members of the risks of smoking even after the court found that class members knew, or should have known, of the risks, (ii) finding that plaintiffs were not required to prove that defendants’ alleged misconduct caused injury to each class member in direct contravention of binding precedent, (iii) creating a factual presumption, without any evidence from class members or otherwise, that defendants’ alleged misconduct caused all smoking by all class members, (iv) holding that the addiction class members’ claims for punitive damages were not time-barred even though the case was filed more than three years after a prominent addiction warning appeared on all packages, and (v) awarding punitive damages to punish defendants without proper consideration as to whether punitive damages were necessary to deter future misconduct.

In the second class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, our subsidiary and other Canadian manufacturers (Imperial Tobacco Canada Ltd. and JTI-MacDonald Corp.) are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, sought compensatory and punitive damages for each member of the class who allegedly suffers from certain smoking-related diseases. The class was certified in 2005. Trial began in March 2012 and concluded in December 2014. The trial court issued its judgment on May 27, 2015. The trial court found our subsidiary and two other Canadian manufacturers liable and found that the class members’ compensatory damages totaled approximately CAD 15.5 billion, including pre-judgment interest (approximately $11.8 billion). The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion, including pre-judgment interest (approximately $2.37 billion)). In addition, the trial court awarded CAD 90,000 (approximately $69,000) in punitive damages, allocating CAD 30,000 (approximately $23,000) to our subsidiary and found that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking. The trial court also found that defendants conspired to prevent consumers from learning the dangers of smoking. The trial court further held that these civil faults were a cause of the class members’ diseases. The trial court rejected other grounds of fault advanced by the class, holding that: (i) the evidence was insufficient to show that defendants marketed to youth, (ii) defendants’ advertising did not convey false information about the characteristics of cigarettes, and (iii) defendants did not commit a fault by using the descriptors light or mild for cigarettes with a lower tar delivery. The trial court estimated the disease class at 99,957 members. The trial court ordered defendants to pay CAD 1 billion (approximately $763 million) of the compensatory damage award into a trust within 60 days, CAD 200 million (approximately $153 million) of which is our subsidiary’s portion and ordered briefing on a proposed claims process for the distribution of damages to individual class members and for payment of attorneys’ fees and legal costs. In June 2015, our subsidiary commenced the appellate process by filing its inscription of appeal of the trial court’s judgment with the Court of Appeal of Quebec. Our subsidiary also filed a motion to cancel the trial court’s order for payment into a trust within 60 days notwithstanding appeal. In July 2015, the Court of Appeal granted the motion to cancel and overturned the trial court’s ruling that our subsidiary make an initial payment within 60 days. In August 2015, plaintiffs filed a motion with the Court of Appeal seeking an order that defendants place irrevocable letters of credit totaling CAD 5 billion (approximately $3.8 billion) into trust, to secure the judgments in both the Létourneau and Blais cases. Plaintiffs subsequently withdrew their motion for security against JTI-MacDonald Corp. and proceeded only against our subsidiary and Imperial Tobacco Canada Ltd. In October 2015, the Court of Appeal granted the motion and ordered our subsidiary to furnish security totaling CAD 226 million (approximately $172.5 million) to cover both the Létourneau and Blais cases. Such security may take the form of cash into a court trust or letters of credit, in six equal consecutive quarterly installments of approximately CAD 37.6 million (approximately $28.7 million) beginning in December 2015 through March 2017. The Court of Appeal ordered Imperial Tobacco Canada Ltd. to furnish security totaling CAD 758 million (approximately $578 million) in seven equal consecutive quarterly installments of approximately CAD 108 million (approximately $82.4 million) beginning in December 2015 through June 2017. In March 2017, our subsidiary made its sixth and final quarterly installment of security for approximately CAD 37.6 million (approximately $28.7 million) into a court trust. This payment is included in other assets on the consolidated balance sheets and in cash used in operating activities in the consolidated statements of cash flows. The Court of Appeal ordered that the security is payable upon a final judgment of the Court of Appeal affirming the trial court’s judgment or upon further order of the Court of Appeal. The Court of Appeal heard oral arguments on the merits appeal in November 2016. Our subsidiary and PMI believe that the findings of liability and damages were incorrect and should ultimately be set aside on any one of many grounds, including the following: (i) holding that defendants violated Quebec law by failing to warn class members of the risks of smoking even after the court found that class members knew, or should have known, of the risks, (ii) finding that plaintiffs were not required to prove that defendants’ alleged misconduct caused injury to each class member in direct contravention of binding precedent, (iii) creating a factual presumption, without any evidence from class members or otherwise, that defendants’ alleged misconduct caused all smoking by all class members, (iv) relying on epidemiological evidence that did not meet recognized scientific standards, and (v) awarding punitive damages to punish defendants without proper consideration as to whether punitive damages were necessary to deter future misconduct.

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

As of February 4, 2019, there were 16 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Canada (10), Korea (1) and Nigeria (5), compared with 16 such cases on February 9, 2018 and 16 such cases on December 31, 2016.

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

As of February 4, 2019, there were 7 cases brought by individual plaintiffs in Italy (1) and Chile (6) pending against our subsidiaries, compared with 1 such case on February 9, 2018, and 3 such cases on December 31, 2016, and one purported class action in Israel (1).

An individual plaintiff filed a purported class action certification motion, Aharon Ringer v. Philip Morris Ltd. and Globrands Ltd., on July 18, 2017, in the Central District Court of Israel. Our Israeli affiliate and an Israeli importer and distributor for other multinational tobacco companies are defendants. Plaintiff seeks to represent a class of smokers in Israel who have purchased cigarettes imported by defendants since July 18, 2010. Plaintiff estimates the class size to be 7,000,000 smokers. Plaintiff alleges that defendants misled consumers by not disclosing sufficient information about carbon monoxide, tar, and nicotine yields of, and tobacco contained in, the imported cigarettes. Plaintiff seeks various forms of relief, including an order for defendants to label cigarette packs in accordance with plaintiff’s demands, and damages for misleading consumers, breach of autonomy and unjust enrichment. Pre-class certification hearings have been scheduled to begin in March 2019.

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

As of February 4, 2019, there were 2 public civil actions pending against our subsidiaries in Argentina (1) and Venezuela (1), compared with 2 such cases on February 9, 2018, and 2 such cases on December 31, 2016.

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

Reduced-Risk Products

In Israel, an individual filed a purported class action certification motion in June 2017 against our subsidiary with the Israeli District Court of Haifa related to the marketing of IQOS. Plaintiff alleges that our affiliate misleads consumers by marketing IQOS as a "better alternative to smoking" and as a reduced-risk product, while not disclosing the risks associated with the product.  Plaintiff alleges that IQOS is more addictive and more dangerous than cigarettes. Plaintiff claims that the first time he used IQOS, he experienced tightness in the chest, difficulty breathing, chills, nausea and dizziness.  Plaintiff seeks damages on his behalf, and on behalf of the class (defined as all IQOS consumers in Israel), for personal injuries, emotional distress, breach of autonomy, and unjust enrichment. Pre-class certification hearings have been scheduled to begin in May 2019.

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

The DSI also conducted an investigation into alleged underpayment by PM Thailand of customs duties and excise taxes relating to imports from Indonesia covering the period 2000-2003. On January 26, 2017, the Public Prosecutor filed charges against PM Thailand and its former Thai employee in the Bangkok Criminal Court alleging that PM Thailand and its former employee jointly and with the intention to defraud the Thai government under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries during the period from January 2002 to July 2003. The government is seeking a fine of approximately THB 19.8 billion (approximately $630 million). In May 2017, the King of Thailand signed a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law, and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and a Thai court. Trial in the case began in November 2018.

On November 29, 2017, PM Thailand received notices of assessment in the aggregate amount of approximately THB 25.6 billion (approximately $814 million) from the Thai Customs Department alleging that PM Thailand under-declared customs values for the imports from Indonesia covering the period 2001-2003. The notices include the Indonesian import entries subject to the proceedings discussed above and are in addition to the fine sought by the government in the criminal proceedings. PM Thailand filed its appeal against the notices with the Thai Customs Board of Appeal in December 2017, asserting that all of the notices of assessment are barred by the applicable statutes of limitations and are otherwise without merit. On August 30, 2018, the Thai Customs Board of Appeal issued a ruling striking out or revoking all notices of assessment. Accordingly, there are no pending notices of assessment in the matter.

The South Korean Board of Audit and Inspection (“BAI”) conducted an audit of certain Korean government agencies and the tobacco industry into whether inventory movements ahead of the January 1, 2015 increase of cigarette-related taxes by tobacco companies, including Philip Morris Korea Inc. ("PM Korea"), our South Korean affiliate, were in compliance with South Korean tax laws. In November 2016, the tax authorities completed their audit and assessed allegedly underpaid taxes and penalties.  In order to avoid nonpayment financial costs, PM Korea paid approximately KRW 272 billion (approximately $243 million), of which KRW 100 billion (approximately $89 million) was paid in 2016 and KRW 172 billion (approximately $154 million) was paid in the first quarter of 2017. These amounts are included in other assets in the consolidated balance sheets and in cash used in operating activities in the consolidated statements of cash flows.  PM Korea is appealing the assessments. The tax authorities have also referred the matter to the Public Prosecutor. On June 19, 2018, the Public Prosecutor decided not to file criminal charges against PM Korea and/or other alleged co-offenders. This decision is being appealed by the tax authorities and, if reversed, the Public Prosecutor may seek up to three times the underpaid tax for company criminal penalties and up to five times the underpaid tax for individual criminal penalties. The Public Prosecutor also decided not to prosecute PM Korea and its managing director in connection with a criminal complaint against them that had been filed by the South Korean Ministry of Strategy and Finance (“MOSF”). In this criminal complaint, the MOSF alleged that PM Korea exceeded the monthly product withdrawal limits that the MOSF had set in its notice. This decision is being appealed by the MOSF. PM Korea believes that it has paid cigarette-related taxes in compliance with the South Korean tax laws and disagrees with the MOSF’s allegations.

A putative shareholder class action lawsuit, Rubenstahl v. Philip Morris International Inc., et al., was filed in December 2017, in the United States District Court for the District of New Jersey, purportedly on behalf of purchasers of Philip Morris International Inc. stock between July 26, 2016 and December 20, 2017.  The lawsuit names Philip Morris International Inc. and certain officers as defendants and includes allegations that the defendants made false and/or misleading statements and/or failed to disclose information about PMI’s business, operations, financial condition, and prospects related to alleged irregularities in clinical studies of PMI’s IQOS tobacco heating system.  The lawsuit seeks various forms of relief, including damages. We believe that this lawsuit is without merit and intend to defend it vigorously.

A putative shareholder class action lawsuit, City of Westland Police and Fire Retirement System v. Philip Morris International Inc., et al., was filed in September 2018, in the United States District Court for the Southern District of New York, purportedly on behalf of purchasers of Philip Morris International Inc. stock between February 8, 2018 and April 18, 2018.  The lawsuit names Philip Morris International Inc. and certain officers as defendants and includes allegations that the defendants made false and/or misleading statements and/or failed to disclose information about PMI’s business, operations, financial condition, and prospects related to product sales, including those of PMI's IQOS tobacco heating system.  The lawsuit seeks various forms of relief, including damages. We believe that this lawsuit is without merit and intend to defend it vigorously. In November 2018, the Court consolidated this lawsuit with the other putative shareholder class action lawsuits pending in the Southern District of New York.

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

A putative shareholder class action lawsuit, Gilchrist v. Philip Morris International Inc., et al., was filed in October 2018, in the United States District Court for the Southern District of New York, purportedly on behalf of purchasers of Philip Morris International Inc. stock between February 8, 2018 and April 18, 2018. The lawsuit names Philip Morris International Inc. and certain officers as defendants and includes allegations that the defendants made false and/or misleading statements and/or failed to disclose information about PMI's business, operations, financial condition, and prospects related to product sales, including those of PMI's IQOS tobacco heating system. The lawsuit seeks various forms of relief, including damages. We have not yet been served with the complaint, but believe this lawsuit is without merit and intend to defend it vigorously.

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

The effects of these derivative financial instrument assets and liabilities on PMI's consolidated balance sheets were as follows:

(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Received/Pledged

At December 31, 2018
Assets
Foreign exchange contracts	$220	$—	$220	$(124)	$(80)	$16
Liabilities
Foreign exchange contracts	$631	$—	$631	$(124)	$(427)	$80
At December 31, 2017
Assets
Foreign exchange contracts	$140	$—	$140	$(50)	$(78)	$12
Liabilities
Foreign exchange contracts	$1,128	$—	$1,128	$(50)	$(1,004)	$74

Note 20.

Sale of Accounts Receivable:

To mitigate risk and enhance cash and liquidity management PMI sells trade receivables to unaffiliated financial institutions. These arrangements allow PMI to sell, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold are generally short-term in nature and are removed from the consolidated balance sheets. PMI sells trade receivables under two types of arrangements, servicing and non-servicing. For servicing arrangements, PMI continues to service the sold trade receivables on an administrative basis and does not act on behalf of the unaffiliated financial institutions. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material for the years ended December 31, 2018 and 2017. Under the non-servicing arrangements, PMI does not provide any administrative support or servicing after the trade receivables have been sold to the unaffiliated financial institutions.

Cumulative trade receivables sold, including excise taxes, for the years ended December 31, 2018 and 2017, were $11.0 billion and $10.0 billion, respectively. PMI’s operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of December 31, 2018, 2017 and 2016, were $1.0 billion, $1.1 billion and $0.7 billion, respectively. The net proceeds received are included in cash provided by operating activities in the consolidated statements of cash flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of trade receivables within marketing, administration and research costs in the consolidated statements of earnings. For the years ended December 31, 2018, 2017 and 2016 the loss on sale of trade receivables was immaterial.

Note 21.

New Accounting Standards:

Recently adopted

On January 1, 2018, PMI adopted Financial Accounting Standards Update ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 contains principles that an entity will need to apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for these goods or services. PMI adopted ASU 2014-09 retrospectively to each prior period presented. PMI elected this transition method solely to reflect the change in excise tax presentation in all prior periods presented resulting from PMI’s accounting policy election to exclude excise taxes collected from customers from the measurement of the transaction price, thereby presenting revenues net of excise taxes. Based on PMI’s assessment, the underlying principles of the new standard, relating to the measurement of revenue and the timing of recognition, are closely aligned with PMI’s current business model and practices. As a result, the adoption of ASU 2014-09 did not have a material impact on the consolidated financial position or results of operations.

The adoption of ASU 2014-09 resulted in the following changes for net revenues to reflect the net presentation for revenues, excluding excise taxes, for the years ended December 31, 2017 and 2016:

(in millions)	For the Year Ended December 31, 2017			For the Year Ended December 31, 2016
Net Revenues:
	As reported		Retrospective Adoption	As reported		Retrospective Adoption
	Net revenues	Excises taxes	Net revenues	Net revenues	Excises taxes	Net revenues
	$78,098	$49,350	$28,748	$74,953	$48,268	$26,685

The change in presentation of net revenues also impacts segment disclosure requirements, primarily information for significant customers and geographic areas. While there is no change in the underlying business or customers, the amounts used to calculate what is disclosed are different following the change in presentation of revenues net of excise taxes and the associated segment revenues. Prior to this change, revenues including excise taxes were the basis for determining if sales to a customer or in a foreign country met the thresholds for disclosure. On the basis of revenues including excise taxes and due to the fact that PMI is not responsible for collecting excise taxes in certain markets, no customers met the requirements for disclosure. For the effects of the change in presentation using net revenue excluding excise taxes as the basis for determining the disclosure, see Note 12. Segment Reporting.

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

Recently issued

On February 25, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additionally, ASU 2016-02 modifies current guidance for lessors' accounting. ASU 2016-02 is effective for interim and annual reporting periods beginning on or after January 1, 2019, with early adoption permitted. PMI has identified its lease management system and has identified and evaluated the applicable leases. In addition to the guidance in ASU 2016-02, PMI has evaluated ASU 2018-11, which was issued in July 2018 and provides an optional transitional method. As a result of this evaluation, PMI elected to use the optional transition method, which allows companies to use the effective date as the date of initial application on transition and not adjust comparative period financial information or make the new required disclosures for periods prior to the effective date. Additionally, PMI elected to use the hindsight practical expedient, as well as the package of practical expedients permitted under the transition guidance within the new standard. Upon adoption, PMI recognized lease liabilities and the corresponding right-of-use assets (at the present value of future payments) for predominately all of its operating leases in place at that time. At January 1, 2019, PMI's adoption of ASU 2016-02 resulted in an increase of approximately $0.7 billion on its assets and liabilities in its statement of financial position. ASU 2016-02 did not have a material impact on its results of operations or cash flows.

Note 22.

Quarterly Financial Data (Unaudited):

	2018 Quarters
(in millions, except per share data)	1st	2nd	3rd	4th
Net revenues	$6,896	$7,726	$7,504	$7,499
Gross profit	$4,281	$4,982	$4,886	$4,718
Net earnings attributable to PMI	$1,556	$2,198	$2,247	$1,910
Per share data:
Basic EPS	$1.00	$1.41	$1.44	$1.23
Diluted EPS	$1.00	$1.41	$1.44	$1.23
Dividends declared	$1.07	$1.14	$1.14	$1.14

	2017 Quarters
(in millions, except per share data)	1st	2nd	3rd	4th
Net revenues	$6,064	$6,917	$7,473	$8,294
Gross profit	$3,887	$4,398	$4,738	$5,293
Net earnings attributable to PMI	$1,590	$1,781	$1,970	$694
Per share data:
Basic EPS	$1.02	$1.14	$1.27	$0.44
Diluted EPS	$1.02	$1.14	$1.27	$0.44
Dividends declared	$1.04	$1.04	$1.07	$1.07

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Philip Morris International Inc. and its subsidiaries (PMI) as of December 31, 2018 and 2017, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ (deficit) equity and of cash flows for each of the three years in the periods ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PMI as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, PMI maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Basis for Opinions

PMI’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on PMI’s consolidated financial statements and on PMI’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/S/ PRICEWATERHOUSECOOPERS SA
PricewaterhouseCoopers SA

/S/ CHAD MUELLER	/S/ DR. MICHAEL ABRESCH
Chad Mueller	Dr. Michael Abresch

Lausanne, Switzerland
February 7, 2019

We have served as the Company’s auditor since 2008.

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
Management assessed the effectiveness of PMI’s internal control over financial reporting as of December 31, 2018. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of PMI’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on this assessment, management determined that, as of December 31, 2018, PMI maintained effective internal control over financial reporting.
PricewaterhouseCoopers SA, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of PMI included in this report, has audited the effectiveness of PMI’s internal control over financial reporting as of December 31, 2018, as stated in their report herein.
February 7, 2019

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

None.
PART III

Except for the information relating to the executive officers set forth in Item 10 and the information relating to equity compensation plans set forth in Item 12, the information called for by Items 10-14 is hereby incorporated by reference to PMI’s definitive proxy statement for use in connection with its annual meeting of stockholders to be held on May 1, 2019, that will be filed with the SEC on or about March 21, 2019 (the “proxy statement”), and, except as indicated therein, made a part hereof.

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers as of February 7, 2019:

Name	Office	Age
André Calantzopoulos	Chief Executive Officer	61
Massimo Andolina	Senior Vice President, Operations	50
Drago Azinovic	President, Middle East & Africa Region and PMI Duty Free	56
Werner Barth	Senior Vice President, Commercial	54
Charles Bendotti	Senior Vice President, People and Culture	46
Frank de Rooij	Vice President, Treasury and Corporate Finance	53
Frederic de Wilde	President, European Union Region	51
Marc S. Firestone	President, External Affairs and General Counsel	59
Stacey Kennedy	President, South and Southeast Asia Region	46
Martin G. King	Chief Financial Officer	54
Michael Kunst	Senior Vice President, Commercial Transformation	50
Andreas Kurali	Vice President and Controller	53
Marco Mariotti	President, Eastern Europe Region	54
Mario Masseroli	President, Latin America & Canada Region	48
Deepak Mishra	Chief Strategy Officer	47
Jacek Olczak	Chief Operating Officer	54
Paul Riley	President, East Asia and Australia Region	53
Marian Salzman	Senior Vice President, Global Communications	60
Jaime Suarez	Chief Digital Officer	45
Michael Voegele	Chief Technology Officer	46
Jerry E. Whitson	Deputy General Counsel and Corporate Secretary	63
Miroslaw Zielinski	President, Science and Innovation	57

All of the above-mentioned officers, except Mr. Mishra, Ms. Salzman, Mr. Kunst, and Mr. Voegele, have been employed by us in various capacities during the past five years.

Before joining Philip Morris International Inc. in September 2018, Mr. Mishra was Managing Director, Portfolio Operations at Centerbridge Partners, a private equity firm from 2014, where he led commercial, operational and digital transformation in various business sectors. From 2001 to 2014, Mr. Mishra was Partner and part of the Consumer Goods, Retail and Operations leadership team of McKinsey & Co where he supported clients in their transformation projects.

Before joining Philip Morris International Inc. in April 2018, Ms. Salzman headed Havas PR North America, where she had served as Chief Executive Officer from 2011.

Before joining Philip Morris International Inc. in January 2019, Mr. Kunst was Partner at Bain & Company from 2009, most recently working with us on our transformation projects.

Before joining Philip Morris International Inc. in February 2019, Mr. Voegele had served in various senior capacities at Adidas Group from 2011, most recently, as Global CIO and part of the core leadership team at Adidas Group.

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

Also refer to Board Operations and Governance—Committees of the Board, Election of Directors—Process for Nominating Directors and Election of Directors—Director Nominees and Section 16(a) Beneficial Ownership Reporting Compliance sections of the proxy statement.

Item 11.	Executive Compensation.

Refer to Compensation Discussion and Analysis and Compensation of Directors sections of the proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The number of shares to be issued upon exercise or vesting and the number of shares remaining available for future issuance under PMI’s equity compensation plans at December 31, 2018, were as follows:

	Number of Securities to be Issued upon Exercise of Outstanding Options and Vesting of RSUs and PSUs (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	5,708,735 (1)	$—	23,886,194

(1) Represents 3,318,795 shares of common stock that may be issued upon vesting of the restricted share units and 2,389,940 shares that may be issued upon vesting of the performance share units if maximum performance targets are achieved for each performance cycle. PMI has not granted options since the spin-off from Altria on March 28, 2008.

Also refer to Stock Ownership Information—Ownership of Equity Securities section of the proxy statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Refer to Related Person Transactions and Code of Conduct and Election of Directors—Independence of Nominees sections of the proxy statement.

Item 14.	Principal Accounting Fees and Services.

Refer to Audit Committee Matters section of the proxy statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Index to Consolidated Financial Statements and Schedules

Page
Consolidated Statements of Earnings for the years ended December 31, 2018, 2017 and 2016	57
Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2018, 2017 and 2016	58
Consolidated Balance Sheets at December 31, 2018 and 2017	59 - 60
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016	61 - 62
Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended December 31, 2018, 2017 and 2016	63
Notes to Consolidated Financial Statements	64 - 109
Report of Independent Registered Public Accounting Firm	110 - 111
Report of Management on Internal Control Over Financial Reporting	112

Schedules have been omitted either because such schedules are not required or are not applicable.

(b) The following exhibits are filed as part of this Report:

2.1	—
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
Extension Agreement, effective as of February 28, 2016, to the Credit Agreement, dated as of February 28, 2014, among Philip Morris International Inc., each lender named therein, J.P. Morgan Europe Limited, as facility agent, and JPMorgan Chase Bank, N.A., as swingline agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed January 28, 2016).

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
Extension Agreement, effective as of October 1, 2017, to the Credit Agreement, dated as of October 1, 2015, among Philip Morris International Inc., the lenders party thereto and Citibank Europe PLC, UK Branch (formerly, Citibank International Limited), as facility agent, and Citibank N.A., as swingline agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 29, 2017).

10.17	—
Extension Agreement, effective as of February 6, 2018, to the Credit Agreement, dated as of February 12, 2013, among Philip Morris International Inc., the lenders named therein, Citibank Europe PLC, UK Branch (formerly, Citibank International Limited), as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 29, 2018).

10.18	—	Philip Morris International Inc. Automobile Policy (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form 10 filed February 7, 2008).*
10.19	—
Philip Morris International Benefit Equalization Plan, as amended and in effect on August 6, 2012 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).*

10.20	—	Philip Morris International Inc. 2012 Performance Incentive Plan, effective May 9, 2012 (incorporated by reference to Exhibit A to the Definitive Proxy Statement filed on March 30, 2012).*
10.21	—	Philip Morris International Inc. 2017 Performance Incentive Plan, effective May 3, 2017 (incorporated by reference to Exhibit B to the Definitive Proxy Statement filed on March 23, 2017).*
10.22	—	Pension Fund of Philip Morris in Switzerland (IC) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).*
10.23	—	Summary of Supplemental Pension Plan of Philip Morris in Switzerland (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).*
10.24	—
Form of Restated Employee Grantor Trust Enrollment Agreement (Executive Trust Arrangement) (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form 10 filed February 7, 2008).*

10.25	—	Form of Restated Employee Grantor Trust Enrollment Agreement (Secular Trust Arrangement) (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form 10 filed February 7, 2008).*
10.26	—
Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors, effective May 3, 2017 (incorporated by reference to Exhibit C to the Definitive Proxy Statement filed on March 23, 2017).*

10.27	—
Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors (as amended and restated as of January 1, 2018) (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 2017).*

10.28	—	Philip Morris International Inc. 2008 Deferred Fee Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form 10 filed February 7, 2008).*
10.29	—
Supplemental Letter to the Employment Agreement (as amended) with André Calantzopoulos (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017). The Employment Agreement was previously filed as Exhibit 10.22 to the Registration Statement on Form 10 filed February 7, 2008 and is incorporated by reference to this Exhibit 10.29. The Amendment to the Employment Agreement was previously filed as Exhibit 10.1 to the Current Report on Form 8-K/A filed June 13, 2013, and is incorporated by reference to this Exhibit 10.29.*

10.30	—
Supplemental Letter to Employment Agreement with Marc S. Firestone (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017). The Employment Agreement was previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and is incorporated by reference to this Exhibit 10.30. The Amendment to the Employment Agreement was previously filed as Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2013, and is incorporated by reference to this Exhibit 10.30.*

10.31	—
Employment Agreement as of January 1, 2018 with Martin G. King (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the year ended December 31, 2017). The previous Employment Agreement was filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, and is incorporated by reference to this Exhibit 10.31. The Amendments to the previous Employment Agreement were filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and as Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and are incorporated by reference to this Exhibit 10.31. *

10.32	—
Supplemental Letter to the Employment Agreement (as amended) with Jacek Olczak (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed December 12, 2017). The Employment Agreement was previously filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and is incorporated by reference to this Exhibit 10.32. The Amendments to the Employment Agreement were previously filed as Exhibit 10.33 to the Annual Report on Form 10-K for the year ended December 31, 2013 and as Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and are incorporated by reference to this Exhibit 10.32.*

10.33	—
Supplemental Letter to the Employment Agreement (as amended) with Miroslaw Zielinski (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017). The Employment Agreement was previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and is incorporated by reference to this Exhibit 10.33. The Amendments to the Employment Agreement were previously filed as Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2013 and as Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, and are incorporated by reference to this Exhibit 10.33.*

10.34	—
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

10.36	—
Amendment No. 2 to the Time Sharing Agreement between PMI Global Services Inc. and Louis C. Camilleri, dated October 23, 2012 (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2012).*

10.37	—
Amendment No. 3 to the Time Sharing Agreement between PMI Global Services Inc. and Louis C. Camilleri, dated December 31, 2014 (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K for the year ended December 31, 2014).*

10.38	—
Termination of Time Sharing Agreement between PMI Global Services Inc. and Louis C. Camilleri, dated September 12, 2018 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed October 25, 2018).*

10.39	—
Time Sharing Agreement between PMI Global Services Inc. and André Calantzopoulos, dated May 8, 2013 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.40	—
Amendment No. 1 to the Time Sharing Agreement between PMI Global Services Inc. and André Calantzopoulos, dated December 23, 2014 (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K for the year ended December 31, 2014).*

10.41	—	Agreement with Louis C. Camilleri (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form 10 filed February 7, 2008).*
10.42	—	Amended and Restated Supplemental Management Employees’ Retirement Plan (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2008).*

10.43	—	Supplemental Equalization Plan, amended and restated as of June 29, 2015 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).*
10.44	—
Form of Supplemental Equalization Plan Employee Grantor Trust Enrollment Agreement (Secular Trust) (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K for the year ended December 31, 2008).*

10.45	—
Form of Supplemental Equalization Plan Employee Grantor Trust Enrollment Agreement (Executive Trust) (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2008).*

10.46	—
Philip Morris International Inc. Form of Indemnification Agreement with Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 18, 2009).*

10.47	—	Form of Deferred Stock Agreement (2015 Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 10, 2015).*
10.48	—	Philip Morris International Inc. Tax Return Preparation Services Policy (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K for the year ended December 31, 2014).*
10.49	—	Form of Restricted Stock Unit Agreement (2016 Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 9, 2016).*
10.50	—	Form of Performance Share Unit Agreement (2016 Grants) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 9, 2016).*
10.51	—	Form of Restricted Stock Unit Agreement (2017 Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 7, 2017).*
10.52	—	Form of Performance Share Unit Agreement (2017 Grants) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 7, 2017).*
10.53	—	Form of Restricted Stock Unit Agreement (2018 Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 13, 2018).*
10.54	—	Form of Performance Share Unit Agreement (2018 Grants) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 13, 2018).*

21	—	Subsidiaries of Philip Morris International Inc.
23	—	Consent of independent registered public accounting firm.
24	—	Powers of attorney.
31.1	—
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

Date: February 7, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ ANDRÉ CALANTZOPOULOS	Chief Executive Officer	February 7, 2019
(André Calantzopoulos)
/s/ MARTIN G. KING	Chief Financial Officer	February 7, 2019
(Martin G. King)
/s/ ANDREAS KURALI	Vice President and Controller	February 7, 2019
(Andreas Kurali)
*LOUIS C. CAMILLERI, MASSIMO FERRAGAMO, WERNER GEISSLER, LISA A. HOOK, JENNIFER LI, JUN MAKIHARA, KALPANA MORPARIA, LUCIO A. NOTO, FREDERIK PAULSEN, ROBERT B. POLET, STEPHEN M. WOLF	Directors

*By:	/s/ ANDRÉ CALANTZOPOULOS	February 7, 2019
(André Calantzopoulos Attorney-in-fact)