Form 10-Q
period 2019-03-31
Philip Morris International Inc.
filed 2019-04-25
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Former name, former address and former fiscal year, if changed since last report
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑        No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer    ☑                        Accelerated filer            ☐
Non-accelerated filer    ☐                         Smaller reporting company    ☐
Emerging growth company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At April 22, 2019, there were 1,555,802,811 shares outstanding of the registrant’s common stock, no par value per share.

PHILIP MORRIS INTERNATIONAL INC.

In this report, “PMI,” “we,” “us” and “our” refer to Philip Morris International Inc. and its subsidiaries.

Trademarks and service marks in this report are the registered property of, or licensed by, the subsidiaries of Philip Morris International Inc. and are italicized.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Revenues including excise taxes	$17,705	$18,426
Excise taxes on products	10,954	11,530
Net revenues	6,751	6,896
Cost of sales	2,465	2,615
Gross profit	4,286	4,281
Marketing, administration and research costs (Notes 19 & 20)	2,217	1,833
Amortization of intangibles	19	22
Operating income	2,050	2,426
Interest expense, net	152	227
Pension and other employee benefit costs (Note 3)	21	6
Earnings before income taxes	1,877	2,193
Provision for income taxes	424	559
Equity investments and securities (income)/loss, net	(11)	(13)
Net earnings	1,464	1,647
Net earnings attributable to noncontrolling interests	110	91
Net earnings attributable to PMI	$1,354	$1,556
Per share data (Note 6):
Basic earnings per share	$0.87	$1.00
Diluted earnings per share	$0.87	$1.00

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Net earnings	$1,464	$1,647
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of ($128) in 2019 and $192 in 2018	286	(371)
(Gains)/losses transferred to earnings - deconsolidation of RBH, net of income taxes of $- in 2019 and $- in 2018 (Note 20)	502	—
Change in net loss and prior service cost:
Amortization of net losses, prior service costs and net transition costs, net of income taxes of ($4) in 2019 and ($11) in 2018	63	50
(Gains)/losses transferred to earnings - deconsolidation of RBH, net of income taxes of ($15) in 2019 and $- in 2018 (Note 20)	27	—
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $1 in 2019 and $10 in 2018	(1)	(64)
(Gains) losses transferred to earnings, net of income taxes of $1 in 2019 and ($1) in 2018	(4)	2
Total other comprehensive earnings (losses)	873	(383)
Total comprehensive earnings	2,337	1,264
Less comprehensive earnings attributable to:
Noncontrolling interests	109	56
Comprehensive earnings attributable to PMI	$2,228	$1,208

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$3,081	$6,593
Trade receivables (less allowances of $25 in 2019 and $25 in 2018)	2,958	2,950
Other receivables	577	614
Inventories:
Leaf tobacco	2,294	2,318
Other raw materials	1,548	1,405
Finished product	4,476	5,081
	8,318	8,804
Other current assets	807	481
Total current assets	15,741	19,442
Property, plant and equipment, at cost	14,299	14,557
Less: accumulated depreciation	7,405	7,356
	6,894	7,201
Goodwill (Note 4)	5,775	7,189
Other intangible assets, net (Note 4)	2,129	2,278
Investments in unconsolidated subsidiaries and equity securities (Notes 11&14)	4,578	1,269
Deferred income taxes	951	977
Other assets	1,974	1,445
TOTAL ASSETS	$38,042	$39,801

See notes to condensed consolidated financial statements.
Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share data)
(Unaudited)

	March 31, 2019	December 31, 2018
LIABILITIES
Short-term borrowings (Note 10)	$1,551	$730
Current portion of long-term debt (Note 10)	5,582	4,054
Accounts payable	1,812	2,068
Accrued liabilities:
Marketing and selling	580	732
Taxes, except income taxes	4,354	5,088
Employment costs	713	794
Dividends payable	1,783	1,783
Other	1,741	1,366
Income taxes	370	576
Total current liabilities	18,486	17,191
Long-term debt (Note 10)	23,131	26,975
Deferred income taxes	921	898
Employment costs	2,958	3,083
Income taxes and other liabilities	2,731	2,393
Total liabilities	48,227	50,540
Contingencies (Note 8)
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2019 and 2018)	—	—
Additional paid-in capital	1,907	1,939
Earnings reinvested in the business	30,588	31,014
Accumulated other comprehensive losses	(9,237)	(10,111)
	23,258	22,842
Less: cost of repurchased stock (553,520,033 and 554,736,610 shares in 2019 and 2018, respectively)	35,226	35,301
Total PMI stockholders’ deficit	(11,968)	(12,459)
Noncontrolling interests	1,783	1,720
Total stockholders’ deficit	(10,185)	(10,739)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$38,042	$39,801

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2019		2018
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$1,464		$1,647

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	240		242
Deferred income tax (benefit) provision	(94)		26
Cash effects of changes in:
Receivables, net	4		(113)
Inventories	237		338
Accounts payable	(7)		(62)
Accrued liabilities and other current assets	(855)		(509)
Income taxes	(251)		(315)
Pension plan contributions	(17)		(25)
Other	520	(1)	151
Net cash provided by operating activities	1,241		1,380

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(324)		(365)
Investments in unconsolidated subsidiaries and equity securities	(24)		(18)
Deconsolidation of RBH (Note 20)	(1,346)	(2)	—
Net investment hedges	91		(665)
Other	7		30
Net cash used in investing activities	(1,596)		(1,018)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Short-term borrowing activity by original maturity:
Net issuances - maturities of 90 days or less	$(167)	$103
Issuances - maturities longer than 90 days	989	—
Long-term debt repaid	(2,137)	—
Dividends paid	(1,780)	(1,659)
Sale (purchase) of subsidiary shares to/(from) noncontrolling interests (Note 17)	—	(91)
Other	(56)	(91)
Net cash used in financing activities	(3,151)	(1,738)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(28)	131

Cash, cash equivalents and restricted cash(3):
Increase (Decrease)	(3,534)	(1,245)
Balance at beginning of period	6,620	8,476
Balance at end of period	$3,086	$7,231

(1) Includes the Loss on Deconsolidation of RBH ($239 million), the Canadian tobacco litigation-related charge ($194 million) and the Asset impairment and exit cost charge ($20 million) that were included in marketing, administration and research costs in the condensed consolidated statements of earnings for the three months ended March 31, 2019. For further details on these charges, see Note 19. Asset Impairment and Exit Costs and Note 20. Deconsolidation of RBH.

(2) Includes deconsolidation of RBH cash and cash equivalents of $1,323 million and restricted cash of $23 million.

(3) The amounts for cash and cash equivalents shown above include restricted cash of $5 million and $31 million as of March 31, 2019 and 2018, respectively, and $27 million and $29 million as of December 31, 2018, and 2017, respectively, which were included in other current assets in the condensed consolidated balance sheets.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Three Months Ended March 31, 2019 and 2018
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, January 1, 2018	$—	$1,972	$29,859	$(8,535)	$(35,382)	$1,856	$(10,230)
Net earnings			1,556			91	1,647
Other comprehensive earnings (losses), net of income taxes				(344)		(39)	(383)
Issuance of stock awards		(29)			74		45
Dividends declared ($1.07 per share)			(1,668)				(1,668)
Payments to noncontrolling interests						(36)	(36)
Adoption of new accounting standards			238				238
Other (Note 17)		(87)		(4)		(4)	(95)
Balances, March 31, 2018	$—	$1,856	$29,985	$(8,883)	$(35,308)	$1,868	$(10,482)
Balances, January 1, 2019	$—	$1,939	$31,014	$(10,111)	$(35,301)	$1,720	$(10,739)
Net earnings			1,354			110	1,464
Other comprehensive earnings (losses), net of income taxes				345		(1)	344
Issuance of stock awards		(32)			75		43
Dividends declared ($1.14 per share)			(1,780)				(1,780)
Payments to noncontrolling interests						(46)	(46)
Deconsolidation of RBH (Note 20)				529			529
Balances, March 31, 2019	$—	$1,907	$30,588	$(9,237)	$(35,226)	$1,783	$(10,185)

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

As of March 22, 2019, PMI deconsolidated the financial results of its Canadian subsidiary, Rothmans, Benson & Hedges Inc. ("RBH") from PMI's financial statements. For further details, see Note 20. Deconsolidation of RBH.

These statements should be read in conjunction with the audited consolidated financial statements and related notes, which appear in PMI’s Annual Report on Form 10-K for the year ended December 31, 2018.

Note 2. Stock Plans:

In May 2017, PMI’s shareholders approved the Philip Morris International Inc. 2017 Performance Incentive Plan (the “2017 Plan”). The 2017 Plan replaced the 2012 Performance Incentive Plan, and there will be no additional grants under the replaced plan. Under the 2017 Plan, PMI may grant to eligible employees restricted shares and restricted share units, performance-based cash incentive awards and performance-based equity awards. Up to 25 million shares of PMI’s common stock may be issued under the 2017 Plan. At March 31, 2019, shares available for grant under the 2017 Plan were 20,190,170.

In May 2017, PMI’s shareholders also approved the Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors (the “2017 Non-Employee Directors Plan”). The 2017 Non-Employee Directors Plan replaced the 2008 Stock Compensation Plan for Non-Employee Directors, and there will be no additional grants under the replaced plan. A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the 2017 Non-Employee Directors Plan. At March 31, 2019, shares available for grant under the plan were 974,344.

Restricted share unit (RSU) awards

During the three months ended March 31, 2019 and 2018, shares granted to eligible employees, the weighted-average grant date fair value per share and the recorded compensation expense related to RSU awards were as follows:

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Number of Shares Granted	Weighted-Average Grant Date Fair Value Per RSU Award Granted	Compensation Expense Related to RSU Awards (in millions)
2019	1,621,070	$77.13	$36
2018	1,249,650	$100.70	$38

As of March 31, 2019, PMI had $203 million of total unrecognized compensation cost related to non-vested RSU awards. The cost is recognized over the original restriction period of the awards, which is typically three years after the date of the award, or upon death, disability or reaching the age of 58.

During the three months ended March 31, 2019, 1,022,598 RSU awards vested. The grant date fair value of all the vested awards was approximately $91 million. The total fair value of RSU awards that vested during the three months ended March 31, 2019 was approximately $86 million.

Performance share unit (PSU) awards

During the three months ended March 31, 2019 and 2018, PMI granted PSU awards to certain executives. The PSU awards require the achievement of certain performance factors, which are predetermined at the time of grant, typically over a three-year performance cycle with performance metrics for such PSUs consisting of PMI’s Total Shareholder Return (TSR) relative to a predetermined peer group and on an absolute basis (50% weight), PMI’s currency-neutral compound annual adjusted operating income growth rate, excluding acquisitions (30% weight), and PMI’s performance against specific measures of PMI’s transformation (20% weight). The aggregate of the weighted performance factors for the three metrics determines the percentage of PSUs that will vest at the end of the three-year performance cycle. The minimum percentage of such PSUs that can vest is zero, with a target percentage of 100 and a maximum percentage of 200. Each such vested PSU entitles the participant to one share of common stock. An aggregate weighted PSU performance factor of 100 will result in the targeted number of PSUs being vested. At the end of the performance cycle, participants are entitled to an amount equivalent to the accumulated dividends paid on common stock during the performance cycle for the number of shares earned.

During the three months ended March 31, 2019 and 2018, shares granted to eligible employees, the grant date fair value per share and the recorded compensation expense related to PSU awards were as follows:

	Number of Shares Granted	PSU Grant Date Fair Value Subject to Other Performance Factors Per Share	PSU Grant Date Fair Value Subject to TSR Performance Factor Per Share	Compensation Expense Related to PSU Awards (in millions)
2019	625,200	$77.20	$83.59	$18
2018	401,500	$100.69	$118.98	$21

The grant date fair value of the PSU awards subject to the other performance factors was determined by using the average of the high and low market price of PMI’s stock at the date of the grant. The grant date fair value of the PSU market based awards subject to the TSR performance factor was determined by using the Monte Carlo simulation model. The following assumptions were used to determine the grant date fair value of the PSU awards subject to the TSR performance factor:

	2019		2018
Risk-free interest rate (a)	2.4%		2.3%
Expected volatility	21.4%	(b)	19.6%	(c)
(a) Based on the U.S. Treasury yield curve.
(b) Determined using the observed historical volatility.
(c) Determined using a weighted-average of historical and implied volatility.

As of March 31, 2019, PMI had $52 million of total unrecognized compensation cost related to non-vested PSU awards. The cost is recognized over the performance cycle of the awards, or upon death, disability or reaching the age of 58.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the three months ended March 31, 2019, 330,616 PSU awards vested. The grant date fair value of all the vested awards was approximately $32 million. The total fair value of PSU awards that vested during the three months ended March 31, 2019 was approximately $28 million.

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

Pension and other employee benefit costs per the condensed consolidated statements of earnings consisted of the following:

	For the Three Months Ended March 31,
(in millions)	2019	2018
Net pension costs (income)	$(5)	$(16)
Net postemployment costs	24	19
Net postretirement costs	2	3
Total pension and other employee benefit costs	$21	$6

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	Pension (1)
	For the Three Months Ended March 31,
(in millions)	2019	2018
Service cost	$54	$53
Interest cost	29	28
Expected return on plan assets	(79)	(87)
Amortization:
Net loss	45	43
Prior service cost	—	—
Net periodic pension cost	$49	$37
(1) Primarily non-U.S. based defined benefit retirement plans.

Employer Contributions
PMI makes, and plans to make, contributions, to the extent that they are tax deductible and to meet specific funding requirements of its funded pension plans. Employer contributions of $17 million were made to the pension plans during the three months ended March 31, 2019. Currently, PMI anticipates making additional contributions during the remainder of 2019 of approximately $110 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest and currency rates.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4. Goodwill and Other Intangible Assets, net:

The movements in goodwill were as follows:

(in millions)	European Union	Eastern Europe	Middle East & Africa	South & Southeast Asia	East Asia & Australia	Latin America & Canada	Total
Balances, December 31, 2018	1,357	303	87	2,795	536	2,111	7,189
Changes due to:
Currency	(18)	(3)	(1)	35	5	31	49
Deconsolidation of RBH						(1,463)	(1,463)
Balances, March 31, 2019	$1,339	$300	$86	$2,830	$541	$679	$5,775

At March 31, 2019, goodwill primarily reflects PMI’s acquisitions in Colombia, Greece, Indonesia, Mexico, Pakistan and Serbia, as well as the business combination in the Philippines.

For details on the deconsolidation of RBH, see Note 20. Deconsolidation of RBH.

Details of other intangible assets were as follows:

		March 31, 2019			December 31, 2018
(in millions)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizable intangible assets		$1,289		$1,289	$1,269		$1,269
Amortizable intangible assets:
Trademarks	18 years	1,217	$489	728	1,488	$608	880
Distribution networks	8 years	111	66	45	141	82	59
Other*	10 years	106	39	67	107	37	70
Total other intangible assets		$2,723	$594	$2,129	$3,005	$727	$2,278
* Includes farmer contracts and intellectual property rights

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia and Mexico. The increase since December 31, 2018 was due to currency movements of $20 million.

The decrease in the gross carrying amount of amortizable intangible assets from December 31, 2018 was mainly due to the deconsolidation of RBH's trademarks of ($275 million) and distribution network of ($29 million), partially offset by currency movements of $4 million.

The decrease in the accumulated amortization from December 31, 2018 was mainly due to the deconsolidation of RBH's trademarks of ($133 million) and distribution network of ($18 million), partially offset by the 2019 amortization of $19 million.

Amortization expense for each of the next five years is estimated to be $65 million or less, assuming no additional transactions occur that require the amortization of intangible assets.

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

PMI uses deliverable and non-deliverable forward foreign exchange contracts, foreign currency swaps and foreign currency options, collectively referred to as foreign exchange contracts ("foreign exchange contracts"), and interest rate contracts to mitigate its exposure to changes in exchange and interest rates from third-party and intercompany actual and forecasted transactions. Both foreign exchange contracts and interest rate contracts are collectively referred to as derivative contracts ("derivative contracts"). The primary currencies to which PMI is exposed include the Australian dollar, Euro, Indonesian rupiah, Japanese yen, Mexican peso, Philippine peso, Russian ruble, Swiss franc and Turkish lira. At March 31, 2019, PMI had contracts with aggregate notional amounts of $25.4 billion of which $4.8 billion related to cash flow hedges, $8.9 billion related to hedges of net investments in foreign operations and $11.7 billion related to other derivatives that primarily offset currency exposures on intercompany financing.

The fair value of PMI’s derivative contracts included in the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, were as follows:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
(in millions)	Balance Sheet Classification	At March 31, 2019	At December 31, 2018	Balance Sheet Classification	At March 31, 2019	At December 31, 2018
Derivative contracts designated as hedging instruments	Other current assets	$278	$54	Other accrued liabilities	$55	$47
	Other assets	42	99	Other liabilities	447	525
Derivative contracts not designated as hedging instruments	Other current assets	39	67	Other accrued liabilities	44	46
	Other assets	—	—	Other liabilities	20	13
Total derivatives		$359	$220		$566	$631

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the three months ended March 31, 2019 and 2018, PMI's cash flow and net investment hedging instruments impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Three Months Ended March 31,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings
	2019	2018		2019	2018
Derivatives in Cash Flow Hedging Relationship
Derivative contracts	$(2)	$(74)
			Net revenues	$10	$(9)
			Cost of sales	—	—
			Marketing, administration and research costs	(3)	8
			Interest expense, net	(2)	(2)
Derivatives in Net Investment Hedging Relationship
Derivative contracts	211	(608)
Total	$209	$(682)		$5	$(3)

Cash Flow Hedges

PMI has entered into derivative contracts to hedge the foreign currency exchange and interest rate risks related to certain forecasted transactions. Gains and losses associated with qualifying cash flow hedge contracts is deferred as a component of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. As of March 31, 2019, PMI has hedged forecasted transactions for periods not exceeding the next twenty-one months with the exception of one derivative contract that expires in May 2024. The impact of these hedges is primarily included in operating cash flows on PMI’s condensed consolidated statements of cash flows.

Hedges of Net Investments in Foreign Operations

PMI designates certain foreign currency denominated debt and derivative contracts as net investment hedges, primarily of its Euro net assets. For the three months ended March 31, 2019 and 2018, these hedges of net investments resulted in gains (losses), net of income taxes, of $291 million and $(757) million, respectively, principally related to changes in the exchange rates between the Euro and U.S. dollar. These gains (losses) were reported as a component of accumulated other comprehensive losses within currency translation adjustments, and were substantially offset by the losses and gains generated on the underlying assets. For the three months ended March 31, 2019 and 2018, the gains for amounts excluded from the effectiveness testing recognized in earnings were $56 million and $67 million, respectively, and were accounted for in interest expense, net, on the condensed consolidated statement of earnings. The premiums paid for, and settlements of, net investment hedges are included in investing cash flows on PMI’s condensed consolidated statements of cash flows.

Other Derivatives

PMI has entered into derivative contracts to hedge the foreign currency exchange and interest rate risks related to intercompany loans between certain subsidiaries, and third-party loans. While effective as economic hedges, no hedge accounting is applied for these contracts; therefore, the unrealized gains (losses) relating to these contracts are reported in marketing, administration and research costs in PMI’s condensed consolidated statements of earnings. For the three months ended March 31, 2019 and 2018, the gains (losses) from contracts for which PMI did not apply hedge accounting were $(7) million and $95 million, respectively. The gains (losses) from these contracts substantially offset the losses and gains generated by the underlying intercompany and third-party loans being hedged.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the three months ended March 31, 2019 and 2018, the net impact of these contracts on the condensed consolidated statements of earnings was not material.

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses

Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

(in millions)	For the Three Months Ended March 31,
	2019	2018
Gain as of January 1,	$35	$42
Derivative (gains)/losses transferred to earnings	(4)	2
Change in fair value	(1)	(64)
Gain/(loss) as of March 31,	$30	$(20)
At March 31, 2019, PMI expects $23 million of derivative gains that are included in accumulated other comprehensive losses to be reclassified to the condensed consolidated statement of earnings within the next 12 months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.
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
Fair Value
See Note 11. Fair Value Measurements and Note 13. Balance Sheet Offsetting for additional discussion of derivative financial instruments.

Note 6. Earnings Per Share:
Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Three Months Ended March 31,
	2019	2018
Net earnings attributable to PMI	$1,354	$1,556
Less distributed and undistributed earnings attributable to share-based payment awards	4	3
Net earnings for basic and diluted EPS	$1,350	$1,553
Weighted-average shares for basic EPS	1,555	1,553
Plus contingently issuable performance stock units (PSUs)	1	1
Weighted-average shares for diluted EPS	1,556	1,554

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and therefore are included in PMI’s earnings per share calculation pursuant to the two-class method.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the 2019 and 2018 computations, there were no antidilutive stock awards.

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

Segment data were as follows:

(in millions)	For the Three Months Ended March 31,
	2019	2018
Net revenues:
European Union	$2,159	$1,988
Eastern Europe	579	567
Middle East & Africa	927	961
South & Southeast Asia	1,113	1,081
East Asia & Australia	1,321	1,591
Latin America & Canada	652	708
Net revenues	$6,751	$6,896
Operating income (loss):
European Union	$896	$740
Eastern Europe	129	151
Middle East & Africa	344	374
South & Southeast Asia	440	429
East Asia & Australia	427	515
Latin America & Canada	(186)	217
Operating income	$2,050	$2,426

Items affecting the comparability of results from operations were as follows:

•
Asset impairment and exit costs - See Note 19. Asset Impairment and Exit Costs for details of the $20 million pre-tax charge included in the South & Southeast Asia segment for the three months ended March 31, 2019.

•
Canadian tobacco litigation-related expense - See Note 8. Contingencies and Note 20. Deconsolidation of RBH for details of the $194 million pre-tax charge included in the Latin America & Canada segment for the three months ended March 31, 2019.

•	Loss on deconsolidation of RBH - See Note 20. Deconsolidation of RBH for details of the $239 million loss included in the Latin America & Canada segment for the three months ended March 31, 2019.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

PMI's net revenues by product category were as follows:

(in millions)	For the Three Months Ended March 31,
	2019	2018
Net revenues:
Combustible products:
European Union	$1,812	$1,836
Eastern Europe	471	527
Middle East & Africa	829	884
South & Southeast Asia	1,113	1,081
East Asia & Australia	638	737
Latin America & Canada	646	704
Total combustible products	$5,508	$5,769
Reduced-risk products:
European Union	$347	$152
Eastern Europe	108	40
Middle East & Africa	98	77
South & Southeast Asia	—	—
East Asia & Australia	683	854
Latin America & Canada	6	4
Total reduced-risk products	$1,243	$1,127

Total PMI net revenues	$6,751	$6,896
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

Note 8. Contingencies:
Tobacco-Related Litigation
Legal proceedings covering a wide range of matters are pending or threatened against us, and/or our subsidiaries, and/or our indemnitees in various jurisdictions. Our indemnitees include distributors, licensees, and others that have been named as parties in certain cases and that we have agreed to defend, as well as to pay costs and some or all of judgments, if any, that may be entered against them. Pursuant to the terms of the Distribution Agreement between Altria Group, Inc. (“Altria”) and PMI, PMI will indemnify Altria and Philip Morris USA Inc. (“PM USA”), a U.S. tobacco subsidiary of Altria, for tobacco product claims based in substantial part on products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for tobacco product claims based in substantial part on products manufactured by PM USA, excluding tobacco products contract manufactured for PMI.

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
We and our subsidiaries record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, except as stated otherwise in this Note 8. Contingencies, while it is reasonably possible that an unfavorable outcome in a case may occur, after assessing the information available to it (i) management has not concluded that it is probable that a loss has been incurred in any of the pending tobacco-related cases; (ii) management is unable to estimate the possible loss or range of loss for any of the pending tobacco-related cases; and (iii) accordingly, no estimated loss has been accrued in the consolidated financial statements for unfavorable outcomes in these cases, if any. Legal defense costs are expensed as incurred.
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
CCAA Proceedings and Stay of Tobacco-Related Cases Pending in Canada
As a result of the Court of Appeal of Quebec’s decision in both the Létourneau and Blais cases described below, our subsidiary, Rothmans, Benson & Hedges Inc. (“RBH”), and the other defendants, JTI Macdonald Corp., and Imperial Tobacco Canada Limited, sought protection in the Ontario Superior Court of Justice under the Companies’ Creditors Arrangement Act (“CCAA”) on March 22, March 8, and March 12, respectively. CCAA is a Canadian federal law that permits a Canadian business to restructure its affairs while carrying on its business in the ordinary course. The initial CCAA order made by the Ontario Superior Court on March 22, 2019 authorizes RBH to pay all expenses incurred in carrying on its business in the ordinary course after the CCAA filing, including obligations to employees, vendors, and suppliers. As further described in Note 20. Deconsolidation of RBH, RBH is now deconsolidated from our consolidated financial statements. As part of the CCAA proceedings, there is currently a comprehensive stay up to and including June 28, 2019 of all tobacco-related litigation pending in Canada against RBH and the other defendants, including PMI and our indemnitees (PM USA and Altria), namely, the smoking and health class actions filed in various Canadian provinces and health care cost recovery actions. These proceedings are presented below under the caption “Stayed Litigation — Canada.” Ernst & Young Inc. has been appointed as monitor of RBH in the CCAA proceedings. In accordance with the CCAA process, as the parties work towards a plan of arrangement or compromise, it is anticipated that the court will set additional hearings and further extend the stay of proceedings. On April 17, 2019, the Ontario Superior Court ruled that RBH and the other defendants will not be allowed to file an application to the Supreme Court of Canada for leave to appeal the Court of Appeal’s decision in the Létourneau and the Blais cases so long as the comprehensive stay of all tobacco-related litigation in Canada remains in effect and that the time period to file the application would be extended by the stay period. While RBH believes that the findings of liability and damages in both Létourneau and the Blais cases were incorrect, the CCAA proceedings will provide a forum for RBH to seek resolution through a plan of arrangement or compromise of all tobacco-related litigation pending in Canada. It is not possible to predict the resolution of the underlying legal proceedings or the length of the CCAA process.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stayed Litigation — Canada

Smoking and Health Litigation — Canada

In the first class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI-Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, RBH and other Canadian manufacturers (Imperial Tobacco Canada Ltd. and JTI-Macdonald Corp.) are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, sought compensatory and punitive damages for each member of the class who allegedly suffers from certain smoking-related diseases. The class was certified in 2005. The trial court issued its judgment on May 27, 2015. The trial court found RBH and two other Canadian manufacturers liable and found that the class members’ compensatory damages totaled approximately CAD 15.5 billion, including pre-judgment interest (approximately $11.6 billion). The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion, including pre-judgment interest (approximately $2.32 billion)). In addition, the trial court awarded CAD 90,000 (approximately $67,370) in punitive damages, allocating CAD 30,000 (approximately $22,460) to RBH. The trial court estimated the disease class at 99,957 members. RBH appealed to the Court of Appeal of Quebec. In October 2015, the Court of Appeal ordered RBH to furnish security totaling CAD 226 million (approximately $169.2 million) to cover both the Létourneau and Blais cases, which RBH has paid in installments through March 2017. The Court of Appeal ordered Imperial Tobacco Canada Ltd. to furnish security totaling CAD 758 million (approximately $567.4 million) in installments through June 2017. JTI Macdonald Corp. was not required to furnish security in accordance with plaintiffs’ motion. The Court of Appeal ordered that the security is payable upon a final judgment of the Court of Appeal affirming the trial court’s judgment or upon further order of the Court of Appeal. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court’s findings of liability and the compensatory and punitive damages award while reducing the total amount of compensatory damages to approximately CAD 13.5 billion including interest (approximately $10.1 billion) due to the trial court’s error in the calculation of interest. The compensatory damages award is on a joint and several basis with an allocation of 20% to RBH (approximately CAD 2.7 billion, including pre-judgment interest (approximately $2.02 billion)). The Court of Appeal upheld the trial court’s findings that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking and by conspiring to prevent consumers from learning of the dangers of smoking. The Court of Appeal further held that the plaintiffs either need not prove, or had adequately proven, that these faults were a cause of the class members’ injuries. In accordance with the judgment, defendants are required to deposit their respective portions of the damages awarded in both the Létourneau case described below and the Blais case, approximately CAD 1.1 billion (approximately $823.4 million), into trust accounts within 60 days. RBH’s share of the deposit is approximately CAD 257 million (approximately $192.4 million). PMI recorded a pre-tax charge of $194 million in its consolidated results, representing $142 million net of tax, as tobacco litigation-related expense, in the first quarter of 2019. The charge reflects PMI’s assessment of the portion of the judgment that it believes is probable and estimable at this time and corresponds to the trust account deposit required by the judgment.

In the second class action pending in Canada, Cecilia Létourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI-Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, RBH and other Canadian manufacturers (Imperial Tobacco Canada Ltd. and JTI-Macdonald Corp.) are defendants.  The plaintiff, an individual smoker, sought compensatory and punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005. The trial court issued its judgment on May 27, 2015. The trial court found RBH and two other Canadian manufacturers liable and awarded a total of CAD 131 million (approximately $98.1 million) in punitive damages, allocating CAD 46 million (approximately $34.4 million) to RBH. The trial court estimated the size of the addiction class at 918,000 members but declined to award compensatory damages to the addiction class because the evidence did not establish the claims with sufficient accuracy. The trial court found that a claims process to allocate the awarded punitive damages to individual class members would be too expensive and difficult to administer. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court’s findings of liability and the total amount of punitive damages awarded allocating CAD 57 million including interest (approximately $42.7 million) to RBH. See the Blais description above and Note 20. Deconsolidation of RBH below for further detail concerning the security order pertaining to both Létourneau and Blais cases and the impact of the decision on PMI’s financial statements.

RBH and PMI believe the findings of liability and damages in both Létourneau and the Blais cases were incorrect and in contravention of applicable law on several grounds including the following: (i) defendants had no obligation to warn class members who knew, or should have known, of the risks of smoking; (ii) defendants cannot be liable to class members who would have smoked regardless of what warnings were given; and (iii) defendants cannot be liable to all class members given the individual differences between class members.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In the third class action pending in Canada, Kunta v. Canadian Tobacco Manufacturers' Council, et al., The Queen's Bench, Winnipeg, Canada, filed June 12, 2009, we, RBH, and our indemnitees (PM USA and Altria), and other members of the industry are defendants. The plaintiff, an individual smoker, alleges her own addiction to tobacco products and chronic obstructive pulmonary disease (“COPD”), severe asthma, and mild reversible lung disease resulting from the use of tobacco products. She is seeking compensatory and punitive damages on behalf of a proposed class comprised of all smokers, their estates, dependents and family members, as well as restitution of profits, and reimbursement of government health care costs allegedly caused by tobacco products.
In the fourth class action pending in Canada, Adams v. Canadian Tobacco Manufacturers' Council, et al., The Queen's Bench, Saskatchewan, Canada, filed July 10, 2009, we, RBH, and our indemnitees (PM USA and Altria), and other members of the industry are defendants. The plaintiff, an individual smoker, alleges her own addiction to tobacco products and COPD resulting from the use of tobacco products. She is seeking compensatory and punitive damages on behalf of a proposed class comprised of all smokers who have smoked a minimum of 25,000 cigarettes and have allegedly suffered, or suffer, from COPD, emphysema, heart disease, or cancer, as well as restitution of profits.
In the fifth class action pending in Canada, Semple v. Canadian Tobacco Manufacturers' Council, et al., The Supreme Court (trial court), Nova Scotia, Canada, filed June 18, 2009, we, RBH, and our indemnitees (PM USA and Altria), and other members of the industry are defendants. The plaintiff, an individual smoker, alleges his own addiction to tobacco products and COPD resulting from the use of tobacco products. He is seeking compensatory and punitive damages on behalf of a proposed class comprised of all smokers, their estates, dependents and family members, as well as restitution of profits, and reimbursement of government health care costs allegedly caused by tobacco products.
In the sixth class action pending in Canada, Dorion v. Canadian Tobacco Manufacturers' Council, et al., The Queen's Bench, Alberta, Canada, filed June 15, 2009, we, RBH, and our indemnitees (PM USA and Altria), and other members of the industry are defendants. The plaintiff, an individual smoker, alleges her own addiction to tobacco products and chronic bronchitis and severe sinus infections resulting from the use of tobacco products. She is seeking compensatory and punitive damages on behalf of a proposed class comprised of all smokers, their estates, dependents and family members, restitution of profits, and reimbursement of government health care costs allegedly caused by tobacco products. To date, we, our subsidiaries, and our indemnitees have not been properly served with the complaint.
In the seventh class action pending in Canada, McDermid v. Imperial Tobacco Canada Limited, et al., Supreme Court, British Columbia, Canada, filed June 25, 2010, we, RBH, and our indemnitees (PM USA and Altria), and other members of the industry are defendants. The plaintiff, an individual smoker, alleges his own addiction to tobacco products and heart disease resulting from the use of tobacco products. He is seeking compensatory and punitive damages on behalf of a proposed class comprised of all smokers who were alive on June 12, 2007, and who suffered from heart disease allegedly caused by smoking, their estates, dependents and family members, plus disgorgement of revenues earned by the defendants from January 1, 1954, to the date the claim was filed.

In the eighth class action pending in Canada, Bourassa v. Imperial Tobacco Canada Limited, et al., Supreme Court, British Columbia, Canada, filed June 25, 2010, we, RBH, and our indemnitees (PM USA and Altria), and other members of the industry are defendants. The plaintiff, the heir to a deceased smoker, alleges that the decedent was addicted to tobacco products and suffered from emphysema resulting from the use of tobacco products. She is seeking compensatory and punitive damages on behalf of a proposed class comprised of all smokers who were alive on June 12, 2007, and who suffered from chronic respiratory diseases allegedly caused by smoking, their estates, dependents and family members, plus disgorgement of revenues earned by the defendants from January 1, 1954, to the date the claim was filed. In December 2014, plaintiff filed an amended statement of claim.

In the ninth class action pending in Canada, Suzanne Jacklin v. Canadian Tobacco Manufacturers' Council, et al., Ontario Superior Court of Justice, filed June 20, 2012, we, RBH, and our indemnitees (PM USA and Altria), and other members of the industry are defendants. The plaintiff, an individual smoker, alleges her own addiction to tobacco products and COPD resulting from the use of tobacco products. She is seeking compensatory and punitive damages on behalf of a proposed class comprised of all smokers who have smoked a minimum of 25,000 cigarettes and have allegedly suffered, or suffer, from COPD, heart disease, or cancer, as well as restitution of profits.

Health Care Cost Recovery Litigation — Canada
In the first health care cost recovery case pending in Canada, Her Majesty the Queen in Right of British Columbia v. Imperial Tobacco Limited, et al., Supreme Court, British Columbia, Vancouver Registry, Canada, filed January 24, 2001, we, RBH, our indemnitee (PM USA), and other members of the industry are defendants. The plaintiff, the government of the province of British

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Columbia, brought a claim based upon legislation enacted by the province authorizing the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, resulting from a “tobacco related wrong.”
In the second health care cost recovery case filed in Canada, Her Majesty the Queen in Right of New Brunswick v. Rothmans Inc., et al., Court of Queen's Bench of New Brunswick, Trial Court, New Brunswick, Fredericton, Canada, filed March 13, 2008, we, RBH, our indemnitees (PM USA and Altria), and other members of the industry are defendants. The claim was filed by the government of the province of New Brunswick based on legislation enacted in the province. This legislation is similar to the law introduced in British Columbia that authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.”
In the third health care cost recovery case filed in Canada, Her Majesty the Queen in Right of Ontario v. Rothmans Inc., et al., Ontario Superior Court of Justice, Toronto, Canada, filed September 29, 2009, we, RBH, our indemnitees (PM USA and Altria), and other members of the industry are defendants. The claim was filed by the government of the province of Ontario based on legislation enacted in the province. This legislation is similar to the laws introduced in British Columbia and New Brunswick that authorize the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.”
In the fourth health care cost recovery case filed in Canada, Attorney General of Newfoundland and Labrador v. Rothmans Inc., et al., Supreme Court of Newfoundland and Labrador, St. Johns, Canada, filed February 8, 2011, we, RBH, our indemnitees (PM USA and Altria), and other members of the industry are defendants. The claim was filed by the government of the province of Newfoundland and Labrador based on legislation enacted in the province that is similar to the laws introduced in British Columbia, New Brunswick and Ontario. The legislation authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.”
In the fifth health care cost recovery case filed in Canada, Attorney General of Quebec v. Imperial Tobacco Limited, et al., Superior Court of Quebec, Canada, filed June 8, 2012, we, RBH, our indemnitee (PM USA), and other members of the industry are defendants. The claim was filed by the government of the province of Quebec based on legislation enacted in the province that is similar to the laws enacted in several other Canadian provinces. The legislation authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.”
In the sixth health care cost recovery case filed in Canada, Her Majesty in Right of Alberta v. Altria Group, Inc., et al., Supreme Court of Queen's Bench Alberta, Canada, filed June 8, 2012, we, RBH, our indemnitees (PM USA and Altria), and other members of the industry are defendants. The claim was filed by the government of the province of Alberta based on legislation enacted in the province that is similar to the laws enacted in several other Canadian provinces. The legislation authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.”
In the seventh health care cost recovery case filed in Canada, Her Majesty the Queen in Right of the Province of Manitoba v. Rothmans, Benson & Hedges, Inc., et al., The Queen's Bench, Winnipeg Judicial Centre, Canada, filed May 31, 2012, we, RBH, our indemnitees (PM USA and Altria), and other members of the industry are defendants. The claim was filed by the government of the province of Manitoba based on legislation enacted in the province that is similar to the laws enacted in several other Canadian provinces. The legislation authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.”
In the eighth health care cost recovery case filed in Canada, The Government of Saskatchewan v. Rothmans, Benson & Hedges Inc., et al., Queen's Bench, Judicial Centre of Saskatchewan, Canada, filed June 8, 2012, we, RBH, our indemnitees (PM USA and Altria), and other members of the industry are defendants. The claim was filed by the government of the province of Saskatchewan based on legislation enacted in the province that is similar to the laws enacted in several other Canadian provinces. The legislation authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.”
In the ninth health care cost recovery case filed in Canada, Her Majesty the Queen in Right of the Province of Prince Edward Island v. Rothmans, Benson & Hedges Inc., et al., Supreme Court of Prince Edward Island (General Section), Canada, filed September 10, 2012, we, RBH, our indemnitees (PM USA and Altria), and other members of the industry are defendants. The claim was filed by the government of the province of Prince Edward Island based on legislation enacted in the province that is similar to the laws enacted in several other Canadian provinces. The legislation authorizes the government to file a direct action

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.”

In the tenth health care cost recovery case filed in Canada, Her Majesty the Queen in Right of the Province of Nova Scotia v. Rothmans, Benson & Hedges Inc., et al., Supreme Court of Nova Scotia, Canada, filed January 2, 2015, we, RBH, our indemnitees (PM USA and Altria), and other members of the industry are defendants. The claim was filed by the government of the province of Nova Scotia based on legislation enacted in the province that is similar to the laws enacted in several other Canadian provinces. The legislation authorizes the government to file a direct action against cigarette manufacturers to recover the health care costs it has incurred, and will incur, as a result of a “tobacco related wrong.”

__________
The table below lists the number of tobacco-related cases pertaining to combustible products pending against us and/or our subsidiaries or indemnitees as of April 23, 2019, April 24, 2018 and April 25, 2017:¹

Type of Case	Number of Cases Pending as of April 23, 2019	Number of Cases Pending as of April 24, 2018	Number of Cases Pending as of April 25, 2017
Individual Smoking and Health Cases	53	62	63
Smoking and Health Class Actions	10	11	11
Health Care Cost Recovery Actions	16	16	16
Label-Related Class Actions	1	1	—
Individual Label-Related Cases	7	1	1
Public Civil Actions	2	2	2

Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 493 Smoking and Health, Label-Related, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Thirteen cases have had decisions in favor of plaintiffs. Nine of these cases have subsequently reached final resolution in our favor and four remain on appeal.

The table below lists the verdict and significant post-trial developments in the four pending cases where a verdict was returned in favor of the plaintiff:

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
February 2004	Brazil/The Smoker Health Defense Association	Class Action
The Civil Court of São Paulo found defendants liable without hearing evidence. In April 2004, the court awarded “moral damages” of R$1,000 (approximately $255) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not assess actual damages, which were to be assessed in a second phase of the case. The size of the class was not defined in the ruling.

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

______
¹ Includes cases pending in Canada.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
May 27, 2015	Canada/Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais	Class Action
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Blais class on liability and found the class members’ compensatory damages totaled approximately CAD 15.5 billion (approximately $11.6 billion), including pre-judgment interest. The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion including pre-judgment interest (approximately $2.32 billion)). The trial court awarded CAD 90,000 (approximately $67,370) in punitive damages, allocating CAD 30,000 (approximately $22,460) to our subsidiary. The trial court ordered defendants to pay CAD 1 billion (approximately $748.6 million) of the compensatory damage award, CAD 200 million (approximately $149.7 million) of which is our subsidiary’s portion, into a trust within 60 days.

In June 2015, RBH commenced the appellate process with the Court of Appeal of Quebec. On March 1 2019, the Court of Appeal issued a decision largely affirming the trial court's decision. (See “Stayed Litigation — Canada” for further detail.)

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
May 27, 2015	Canada/Cecilia Létourneau	Class Action
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Létourneau class on liability and awarded a total of CAD 131 million (approximately $98.1 million) in punitive damages, allocating CAD 46 million (approximately $34.4 million) to RBH. The trial court ordered defendants to pay the full punitive damage award into a trust within 60 days. The court did not order the payment of compensatory damages.

In June 2015, RBH commenced the appellate process with the Court of Appeal of Quebec. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court's decision. (See “Stayed Litigation — Canada” for further detail.)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
August 5, 2016	Argentina/Hugo Lespada	Individual Action
On August 5, 2016, the Civil Court No. 14 - Mar del Plata, issued a verdict in favor of plaintiff, an individual smoker, and awarded him ARS 110,000 (approximately $2,628), plus interest, in compensatory and moral damages. The trial court found that our subsidiary failed to warn plaintiff of the risk of becoming addicted to cigarettes.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of April 23, 2019, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•
53 cases brought by individual plaintiffs in Argentina (32), Brazil (8), Canada (2), Chile (4), Costa Rica (1), Italy (1), the Philippines (1), Poland (2), Turkey (1) and Scotland (1), compared with 62 such cases on April 24, 2018, and 63 cases on April 25, 2017; and

•	10 cases brought on behalf of classes of individual plaintiffs in Brazil (1) and Canada (9), compared with 11 such cases on April 24, 2018 and 11 such cases on April 25, 2017.

The class actions pending in Canada are described above under the caption “Smoking and Health Litigation — Canada.”

In the class action pending in Brazil, The Smoker Health Defense Association (ADESF) v. Souza Cruz, S.A. and Philip Morris Marketing, S.A., Nineteenth Lower Civil Court of the Central Courts of the Judiciary District of São Paulo, Brazil, filed July 25, 1995, our subsidiary and another member of the industry are defendants. The plaintiff, a consumer organization, is seeking damages for all addicted smokers and former smokers, and injunctive relief. In 2004, the trial court found defendants liable without hearing evidence and awarded “moral damages” of R$1,000 (approximately $255) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class was not estimated. Defendants appealed to the São Paulo Court of Appeals, which annulled the ruling in November 2008, finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In May 2011, the trial court dismissed the claim. In February 2015, the appellate court unanimously dismissed plaintiff's appeal. In September 2015, plaintiff appealed to the Superior Court of Justice. In February 2017, the Chief Justice of the Superior Court of Justice denied plaintiff's appeal. In March 2017, plaintiff filed an en banc appeal to the Superior Court of Justice. In addition, the defendants filed a constitutional appeal to the Federal Supreme Tribunal on the basis that plaintiff did not have standing to bring the lawsuit. Both appeals are still pending.

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
As of April 23, 2019, there were 16 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Canada (10), Korea (1) and Nigeria (5), compared with 16 such cases on April 24, 2018 and 16 such cases on April 25, 2017.

The health care cost recovery actions pending in Canada are described above under the caption “Health Care Cost Recovery Litigation — Canada.”
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
In the health care cost recovery case in Korea, the National Health Insurance Service v. KT&G, et. al., filed April 14, 2014, our subsidiary and other Korean manufacturers are defendants. Plaintiff alleges that defendants concealed the health hazards of smoking, marketed to youth, added ingredients to make their products more harmful and addictive, and misled consumers into believing that Lights cigarettes are safer than regular cigarettes. The National Health Insurance Service seeks to recover damages allegedly incurred in treating 3,484 patients with small cell lung cancer, squamous cell lung cancer, and squamous cell laryngeal cancer from 2003 to 2012. The case is now in the evidentiary phase.

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

As of April 23, 2019, there were 7 label-related cases brought by individual plaintiffs in Italy (1) and Chile (6) pending against our subsidiaries, compared with 1 such case on April 24, 2018, and 1 such case on April 25, 2017, and one purported class action in Israel (1).

An individual plaintiff filed a purported class action certification motion, Aharon Ringer v. Philip Morris Ltd. and Globrands Ltd., on July 18, 2017, in the Central District Court of Israel. Our Israeli affiliate and an Israeli importer and distributor for other multinational tobacco companies are defendants. Plaintiff seeks to represent a class of smokers in Israel who have purchased cigarettes imported by defendants since July 18, 2010. Plaintiff estimates the class size to be 7,000,000 smokers. Plaintiff alleges that defendants misled consumers by not disclosing sufficient information about carbon monoxide, tar, and nicotine yields of, and tobacco contained in, the imported cigarettes. Plaintiff seeks various forms of relief, including an order for defendants to label cigarette packs in accordance with plaintiff’s demands, and damages for misleading consumers, breach of autonomy and unjust enrichment. Pre-class certification hearings began in March 2019, and the next hearing has been scheduled for September 2019.

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

As of April 23, 2019, there were 2 public civil actions pending against our subsidiaries in Argentina (1) and Venezuela (1), compared with 2 such cases on April 24, 2018, and 2 such cases on April 25, 2017.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In the public civil action in Argentina, Asociación Argentina de Derecho de Danos v. Massalin Particulares S.A., et al., Civil Court of Buenos Aires, Argentina, filed February 26, 2007, our subsidiary and another member of the industry are defendants. The plaintiff, a consumer association, seeks the establishment of a relief fund for reimbursement of medical costs associated with diseases allegedly caused by smoking. Our subsidiary filed its answer in September 2007. In March 2010, the case file was transferred to the Federal Court on Administrative Matters after the Civil Court granted plaintiff's request to add the national government as a co-plaintiff in the case. The case is currently in closing arguments.

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

Reduced-Risk Products

In Israel, an individual filed a purported class action certification motion, Adir Natan vs. Philip Morris Ltd., in June 2017 against our subsidiary with the Israeli District Court of Haifa related to the marketing of our Platform 1 product. Plaintiff alleges that our affiliate misleads consumers by marketing such a product as a "better alternative to smoking" and as a reduced-risk product, while not disclosing the risks associated with the product.  Plaintiff alleges that this product is more addictive and more dangerous than cigarettes. Plaintiff claims that the first time he used this product, he experienced tightness in the chest, difficulty breathing, chills, nausea and dizziness.  Plaintiff seeks damages on his behalf, and on behalf of the class (defined as all Platform 1 consumers in Israel), for personal injuries, emotional distress, breach of autonomy, and unjust enrichment. Pre-class certification hearings have been scheduled to begin in May 2019.

Other Litigation

The Department of Special Investigations of the government of Thailand ("DSI") conducted an investigation into alleged underpayment by our subsidiary, Philip Morris (Thailand) Limited ("PM Thailand"), of customs duties and excise taxes relating to imports from the Philippines covering the period 2003-2007. On January 18, 2016, the Public Prosecutor filed charges against our subsidiary and seven former and current employees in the Bangkok Criminal Court alleging that PM Thailand and the individual defendants jointly and with the intention to defraud the Thai government, under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries of cigarettes from the Philippines during the period of July 2003 to June 2006. The government is seeking a fine of approximately THB 80.8 billion (approximately $2.53 billion). In May 2017, the King of Thailand signed a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies. Trial in the case began in November 2017. In March 2018, acting on a request from the Public Prosecutor, the court suspended the trial proceedings indefinitely and struck the case from the court list. In June 2018, the court reinstated the case and scheduled the remaining trial proceedings to resume in May 2019.

The DSI also conducted an investigation into alleged underpayment by PM Thailand of customs duties and excise taxes relating to imports from Indonesia covering the period 2000-2003. On January 26, 2017, the Public Prosecutor filed charges against PM Thailand and its former Thai employee in the Bangkok Criminal Court alleging that PM Thailand and its former employee jointly and with the intention to defraud the Thai government under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries during the period from January 2002 to July 2003. The government is seeking a fine of approximately THB 19.8 billion (approximately $620 million). In May 2017, the King of Thailand signed a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

the World Trade Organization and Thai law, and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and a Thai court. Trial in the case began in November 2018.

The South Korean Board of Audit and Inspection (“BAI”) conducted an audit of certain Korean government agencies and the tobacco industry into whether inventory movements ahead of the January 1, 2015 increase of cigarette-related taxes by tobacco companies, including Philip Morris Korea Inc. ("PM Korea"), our South Korean affiliate, were in compliance with South Korean tax laws.  In November 2016, the tax authorities completed their audit and assessed allegedly underpaid taxes and penalties.  In order to avoid nonpayment financial costs, PM Korea paid approximately KRW 272 billion (approximately $238 million), of which KRW 100 billion (approximately $87.6 million) was paid in 2016 and KRW 172 billion (approximately $151 million) was paid in the first quarter of 2017.  These amounts are included in other assets in the condensed consolidated balance sheets and in cash used in operating activities in the condensed consolidated statements of cash flows.  PM Korea is appealing the assessments. The tax authorities have also referred the matter to the Public Prosecutor. On June 19, 2018, the Public Prosecutor decided not to file criminal charges against PM Korea and/or other alleged co-offenders. The Public Prosecutor also decided not to prosecute PM Korea and its managing director in connection with a criminal complaint against them that had been filed by the South Korean Ministry of Strategy and Finance (“MOSF”). In the criminal complaint, the MOSF alleged that PM Korea exceeded the monthly product withdrawal limits that the MOSF had set in its notice. On March 5, 2019, the Supreme Prosecutor's Office dismissed both the tax authorities' and the MOSF's appeals on the decisions of the Public Prosecutor, concluding the criminal investigations in these matters.

A putative shareholder class action lawsuit, Rubenstahl v. Philip Morris International Inc., et al., was filed in December 2017, in the United States District Court for the District of New Jersey, purportedly on behalf of purchasers of Philip Morris International Inc. stock between July 26, 2016 and December 20, 2017.  The lawsuit names Philip Morris International Inc. and certain officers as defendants and includes allegations that the defendants made false and/or misleading statements and/or failed to disclose information about PMI’s business, operations, financial condition, and prospects, related to alleged irregularities in clinical studies of PMI’s Platform 1 product.  The lawsuit sought various forms of relief, including damages. On March 4, 2019, this lawsuit was voluntarily dismissed by the plaintiff due to similar allegations in the cases below.

A putative shareholder class action lawsuit, City of Westland Police and Fire Retirement System v. Philip Morris International Inc., et al., was filed in September 2018, in the United States District Court for the Southern District of New York, purportedly on behalf of purchasers of Philip Morris International Inc. stock between February 8, 2018 and April 18, 2018.  The lawsuit names Philip Morris International Inc. and certain officers as defendants and includes allegations that the defendants made false and/or misleading statements and/or failed to disclose information about PMI’s business, operations, financial condition, and prospects related to product sales, including those of PMI's Platform 1 products.  The lawsuit seeks various forms of relief, including damages. We believe that this lawsuit is without merit and intend to defend it vigorously. In November 2018, the Court consolidated this lawsuit with the other putative shareholder class action lawsuits pending in the Southern District of New York.

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

A putative shareholder class action lawsuit, Gilchrist v. Philip Morris International Inc., et al., was filed in October 2018, in the United States District Court for the Southern District of New York, purportedly on behalf of purchasers of Philip Morris International Inc. stock between February 8, 2018 and April 18, 2018. The lawsuit names Philip Morris International Inc. and certain officers as defendants and includes allegations that the defendants made false and/or misleading statements and/or failed to disclose information about PMI's business, operations, financial condition, and prospects related to product sales, including those of PMI's Platform 1 products. The lawsuit seeks various forms of relief, including damages. We have not yet been served with the complaint, but believe this lawsuit is without merit and intend to defend it vigorously.

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

PMI’s effective tax rates for the three months ended March 31, 2019 and 2018 were 22.6% and 25.5%, respectively. The effective tax rate for the three months ended March 31, 2019 was favorably impacted by the reversal of a deferred tax liability on the unremitted earnings of PMI's Canadian subsidiary, RBH ($49 million) and by the Tax Cuts and Jobs Act. PMI estimates that its full-year 2019 effective tax rate will be approximately 23%. Changes in currency exchange rates, earnings mix by taxing jurisdiction or future regulatory developments may have an impact on the effective tax rates, which PMI monitors each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

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

Note 10. Indebtedness:
Short-term Borrowings:
PMI's short-term borrowings, consisting of commercial paper and bank loans to certain PMI subsidiaries at March 31, 2019 and December 31, 2018, had a carrying value of $1,551 million and $730 million, respectively. The fair value of PMI’s short-term borrowings, based on current market interest rates, approximates carrying value.

Long-term Debt:
At March 31, 2019 and December 31, 2018, PMI’s long-term debt consisted of the following:

(in millions)	March 31, 2019	December 31, 2018
U.S. dollar notes, 1.875% to 6.375% (average interest rate 3.499%), due through 2044	$18,879	$20,819
Foreign currency obligations:
Euro notes, 0.625% to 3.125% (average interest rate 2.250%), due through 2037	8,498	8,656
Swiss franc notes, 0.750% to 2.000% (average interest rate 1.337%), due through 2024	1,155	1,374
Other (average interest rate 3.272%), due through 2024	181	180
	28,713	31,029
Less current portion of long-term debt	5,582	4,054
	$23,131	$26,975

Other foreign currency debt above includes mortgage debt in Switzerland and finance lease obligations at March 31, 2019 and December 31, 2018.

Credit Facilities:

On January 28, 2019, PMI entered into an agreement to extend the term of its $2.0 billion 364-day revolving credit facility from February 5, 2019, to February 4, 2020.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

At March 31, 2019, PMI's total committed credit facilities were as follows:

(in billions)

Type	Committed Credit Facilities
364-day revolving credit, expiring February 4, 2020	$2.0
Multi-year revolving credit, expiring February 28, 2021	2.5
Multi-year revolving credit, expiring October 1, 2022	3.5
Total facilities	$8.0

At March 31, 2019, there were no borrowings under these committed credit facilities, and the entire committed amounts were available for borrowing.

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

Debt

The fair value of PMI’s outstanding debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. The aggregate carrying value of PMI’s debt, excluding short-term borrowings and $36 million of finance leases, was $28,677 million at March 31, 2019.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The fair value of PMI’s outstanding debt, excluding the aforementioned short-term borrowings and finance leases, was classified within Level 1 and Level 2 in the table shown below.

The aggregate fair values of PMI’s equity securities, derivative financial instruments and debt as of March 31, 2019, were as follows:

(in millions)	Fair Value at March 31, 2019	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities	$320	$320	$—	$—
Derivative contracts	359	—	359	—
Total assets	$679	$320	$359	$—
Liabilities:
Debt	$29,787	$29,626	$161	$—
Derivative contracts	566	—	566	—
Total liabilities	$30,353	$29,626	$727	$—

Note 12. Accumulated Other Comprehensive Losses:
PMI’s accumulated other comprehensive losses, net of taxes, consisted of the following:

(in millions)	At March 31, 2019	At December 31, 2018	At March 31, 2018
Currency translation adjustments	$(5,711)	$(6,500)	$(6,097)
Pension and other benefits	(3,556)	(3,646)	(2,766)
Derivatives accounted for as hedges	30	35	(20)
Total accumulated other comprehensive losses	$(9,237)	$(10,111)	$(8,883)

Reclassifications from Other Comprehensive Earnings

The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement, including those related to the deconsolidation of RBH, are shown on the condensed consolidated statements of comprehensive earnings for the three months ended March 31, 2019 and 2018. For additional information, see Note 3. Benefit Plans for disclosures related to PMI's pension and other benefits, Note 5. Financial Instruments for disclosures related to derivative financial instruments and Note 20. Deconsolidation of RBH for disclosures related to the deconsolidation of RBH.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The effects of these derivative financial instrument assets and liabilities on PMI's condensed consolidated balance sheets were as follows:

(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Received/Pledged	Net Amount

At March 31, 2019
Assets
Derivative contracts	$359	$—	$359	$(291)	$(46)	$22
Liabilities
Derivative contracts	$566	$—	$566	$(291)	$(268)	$7
At December 31, 2018
Assets
Derivative contracts	$220	$—	$220	$(124)	$(80)	$16
Liabilities
Derivative contracts	$631	$—	$631	$(124)	$(427)	$80

Note 14. Investments in Unconsolidated Subsidiaries, Equity Securities and Other Related Parties:

Investments in unconsolidated subsidiaries:

At March 31, 2019 and December 31, 2018, PMI had total investments in unconsolidated subsidiaries of $1,024 million and $981 million, respectively, which were accounted for under the equity method of accounting. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses, dividends, capital contributions and movements in currency translation adjustments. The carrying value of our equity method investments at March 31, 2019 and December 31, 2018 exceeded our share of the unconsolidated subsidiaries' book value by $863 million and $835 million, respectively. The difference between the investment carrying value and the amount of underlying equity in net assets, excluding $821 million and $793 million attributable to goodwill as of March 31, 2019 and December 31, 2018, respectively, is being amortized on a straight-line basis over the underlying assets' estimated useful lives of 10 to 20 years. At March 31, 2019 and December 31, 2018, PMI received year-to-date dividends from unconsolidated subsidiaries of $16 million and $118 million, respectively.

PMI holds a 23% equity interest in Megapolis Distribution BV, the holding company of CJSC TK Megapolis, PMI's distributor in Russia (Eastern Europe segment).

PMI holds a 49% equity interest in United Arab Emirates-based Emirati Investors-TA (FZC) (“EITA”). PMI holds an approximate 25% economic interest in Société des Tabacs Algéro-Emiratie (“STAEM”), an Algerian joint venture that is 51% owned by EITA and 49% by the Algerian state-owned enterprise Management et Développement des Actifs et des Ressources Holding ("MADAR Holding"), formerly known as Société Nationale des Tabacs et Allumettes SpA. STAEM, which is part of the Middle East & Africa segment, manufactures and distributes under license some of PMI’s brands.

The initial investments in Megapolis Distribution BV and EITA were recorded at cost and are included in investments in unconsolidated subsidiaries and equity securities on the condensed consolidated balance sheets.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Equity securities:

Following the deconsolidation of RBH, PMI recorded the continuing investment in RBH, PMI's wholly owned subsidiary, at fair value of $3,280 million at the date of deconsolidation, within investments in unconsolidated subsidiaries and equity securities. For further details, see Note 20. Deconsolidation of RBH. Transactions between PMI and RBH are considered to be related party transactions from the date of deconsolidation. For the period from the date of deconsolidation until March 31, 2019, transactions between PMI and RBH were not material.

Other related parties:

United Arab Emirates-based Trans-Emirates Trading and Investments (FZC) ("TTI") holds a 33% non-controlling interest in Philip Morris Misr LLC ("PMM"), an entity incorporated in Egypt which is consolidated in PMI’s financial statements in the Middle East & Africa segment. PMM sells, under license, PMI brands in Egypt through an exclusive distribution agreement with a local entity that is also controlled by TTI. Amounts in the tables below have been updated to reflect the transactions with this other related party for all periods.

IPM India, PMI's consolidated subsidiary in the South & Southeast Asia segment, has a non-controlling interest of 43.7% held by Godfrey Phillips India Ltd, who also acts as contract manufacturer and distributor for IPM. Amounts in the tables below include transactions between these related parties, beginning in 2019. Prior periods do not include these transactions as they were not material.

Financial activity with unconsolidated subsidiaries and other related parties:

PMI’s net revenues with unconsolidated subsidiaries and the other related parties were as follows:

	For the Three Months Ended March 31,
(in millions)	2019	2018

Net revenues:
Megapolis Group	$359	$357
Other	213	164
Net revenues (a)	$572	$521
(a) Net revenues exclude excise taxes and VAT billed to customers. Prior year's amounts have been reclassified to conform with the current year's presentation.

PMI’s balance sheet activity related to unconsolidated subsidiaries and the other related parties was as follows:

(in millions)	At March 31, 2019	At December 31, 2018

Receivables:
Megapolis Group	$434	$172
Other	150	136
Receivables	$584	$308

Payables:
Megapolis Group	$2	$—
Other	57	8
Payables	$59	$8

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The activity primarily related to agreements with PMI’s unconsolidated subsidiaries and other related parties, which are in the ordinary course of business, and are primarily for distribution, contract manufacturing and licenses. PMI eliminated its respective share of all significant intercompany transactions with the equity method investees.

Note 15. Sale of Accounts Receivable:
To mitigate risk and enhance cash and liquidity management PMI sells trade receivables to unaffiliated financial institutions. These arrangements allow PMI to sell, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold are generally short-term in nature and are removed from the condensed consolidated balance sheets. PMI sells trade receivables under two types of arrangements, servicing and non-servicing. For servicing arrangements, PMI continues to service the sold trade receivables on an administrative basis and does not act on behalf of the unaffiliated financial institutions. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material as of March 31, 2019 and March 31, 2018. Under the non-servicing arrangements, PMI does not provide any administrative support or servicing after the trade receivables have been sold to the unaffiliated financial institutions.

Cumulative trade receivables sold, including excise taxes, for the three months ended March 31, 2019 and 2018, were $2,407 million and $2,509 million, respectively. PMI’s operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of March 31, 2019 and March 31, 2018, were $523 million, and $878 million, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of trade receivables within marketing, administration and research costs in the condensed consolidated statements of earnings. For the three months ended March 31, 2019 and 2018, the loss on sale of trade receivables was immaterial.

Note 16. Product Warranty:

PMI's IQOS devices are subject to standard product warranties generally for a period of 12 months from the date of purchase or such other periods as required by law. PMI generally provides in cost of sales for the estimated cost of warranty in the period the related revenue is recognized. PMI assesses the adequacy of its accrued product warranties and adjusts the amounts as necessary based on actual experience and changes in future estimates. Factors that affect product warranties may vary across markets but typically include product failure rates, logistics and service delivery costs, and warranty policies. PMI accounts for its product warranties within other accrued liabilities. At March 31, 2019 and December 31, 2018, these amounts were as follows:

	For the Three Months Ended	For the Year Ended
(in millions)	March 31, 2019	December 31, 2018
Balance at beginning of period	$67	$71
Changes due to:
Warranties issued	78	179
Settlements	(39)	(183)
Balance at end of period	$106	$67

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 18. Leases:

PMI determines that a contract contains a lease if the contract conveys a right to control the use of the identified asset for a period of time in exchange for consideration. PMI’s operating leases are principally for real estate (office space, warehouses and retail store space) and vehicles. Lease expense is recognized on a straight-line basis over the lease term. Lease terms range from 1 year to 75 years, some of which include options to renew, which are reasonably certain to be renewed. Lease terms may also include options to terminate the lease. At lease commencement PMI recognizes lease liabilities and the corresponding right-of-use assets (at the present value of future payments) for predominately all of its operating leases. The recognition of the right of use asset and lease liability includes renewal options when it is reasonably certain that they will be exercised. The exercise of a lease renewal or termination option is at PMI’s discretion. Certain of PMI’s leases include payments that are based on changes to an index or on actual usage. These lease payments are adjusted periodically and are included within variable lease costs. For information regarding PMI’s immaterial finance leases, see Note 11. Fair Value Measurements.

Beginning in 2019, PMI accounts for lease and nonlease components as a single lease component with the exception of its vehicle leases, of which PMI accounts for the lease components separately from the nonlease components. Additionally, leases with an initial term of 12 months or less are not included in the right of use asset or lease liability on the condensed consolidated statement of financial position.

PMI’s operating leases at March 31, 2019 were as follows:

(in millions)	March 31, 2019
Assets:
Other assets	$707

Liabilities:
Current
Accrued liabilities - Other	$180
Noncurrent
Income taxes and other liabilities	526
Total lease liabilities	$706

The components of PMI’s lease cost were as follows for the three months ended March 31, 2019:

(in millions)	March 31, 2019
Operating lease cost	$60
Short-term lease cost	12
Variable lease cost	8
Total lease cost	$80

For the three months ended March 31, 2019, lease costs of $19 million were recorded in cost of sales and $61 million were recorded in marketing, administration and research cost.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Maturity of PMI’s operating lease liabilities, on an undiscounted basis, as of March 31, 2019, were as follows (as calculated under the new guidance ASC 842 (Leases)):

(in millions)	Total
2019	$159
2020	164
2021	120
2022	85
2023	63
Thereafter	313
Total lease payments	904
Less: Interest	198
Present value of lease liabilities	$706

Minimum rental commitments under non-cancelable operating leases in effect at December 31, 2018, were as follows (as calculated under legacy guidance ASC 840 (Leases)):

(in millions)	Total
2019	$147
2020	103
2021	73
2022	52
2023	43
Thereafter	354
$772

Other information related to PMI’s operating leases were as follows for the three months ended March 31, 2019:

(in millions)	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities in Operating cash flows	$59
Leased assets obtained in exchange for new operating lease liabilities	$53
Weighted-average remaining lease term (years)	10.4
Weighted-average discount rate(1)	4.7%
(1) PMI’s weighted-average discount rate is based on its estimated pre-tax cost of debt adjusted for country-specific risk.

For further details, see Note 21. New Accounting Standards.

Note 19. Asset Impairment and Exit Costs:

As a part of global manufacturing footprint optimization, PMI recorded pre-tax asset impairment and exit costs of $20 million for the three months ended March 31, 2019, related to a plant closure in Pakistan. This total pre-tax charge was included in marketing, administration and research costs on the condensed consolidated statements of earnings and was included in the operating income of the South and Southeast Asia segment.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 20. Deconsolidation of RBH:

As discussed in Note 8. Contingencies, following the March 1, 2019 judgment of the Court of Appeal of Québec in two class action lawsuits against PMI's Canadian subsidiary, Rothmans, Benson & Hedges Inc. ("RBH"), PMI recorded in its consolidated results a pre-tax charge of $194 million, representing $142 million net of tax, in the first quarter of 2019. This pre-tax Canadian tobacco litigation-related expense was included in marketing, administration and research costs on PMI's condensed consolidated statement of earnings. The charge reflects PMI’s assessment of the portion of the judgment that it believes is probable and estimable at this time and corresponds to the trust account deposit required by the court. RBH’s share of the deposit is approximately CAD 257 million.

On March 22, 2019, RBH obtained an initial order from the Ontario Superior Court of Justice granting it protection under the Companies’ Creditors Arrangement Act ("CCAA"), which is a Canadian federal law that permits a Canadian business to restructure its affairs while carrying on its business in the ordinary course with minimal disruption to its customers, suppliers and employees.

The administration of the CCAA process, principally relating to the powers provided to the court and the court appointed monitor, removes certain elements of control of the business from both PMI and RBH. As a result, PMI has determined that it no longer has a controlling financial interest over RBH as defined in ASC 810 (Consolidation), and PMI deconsolidated RBH as of the date of the CCAA filing. PMI has also determined that it does not exert "significant influence" over RBH as that term is defined in ASC 323 (Investments-Equity Method and Joint Ventures). Therefore, PMI will account for its continuing investment in RBH in accordance with ASC 321 (Investments-Equity Securities) as an equity security, without readily determinable fair value.

Following the deconsolidation, the carrying value of assets and liabilities of RBH was removed from the consolidated balance sheet of PMI, and the continuing investment in RBH was recorded at fair value at the date of deconsolidation. The total amount deconsolidated from PMI’s balance sheet was $3,519 million, including $1,323 million of cash, $1,463 million of goodwill, $529 million of accumulated other comprehensive earnings, primarily related to historical currency translation and $204 million of other assets and liabilities, net. While PMI is accounting for its investment in RBH as an equity security, PMI would recognize dividends as income upon receipt. However, while it remains under creditor protection, RBH does not anticipate paying dividends.

The fair value of PMI’s continuing investment in RBH of $3,280 million was determined at the date of deconsolidation, recorded within Investments in unconsolidated subsidiaries and equity securities and will be assessed for impairment on an ongoing basis. The estimated fair value of the underlying business was determined based on an income approach using a discounted cash flow analysis, as well as a market approach for certain contingent liabilities. The information used in the estimate includes observable inputs, primarily a discount rate of 8%, a terminal growth rate of 2.5% and information about total tobacco market size in Canada and RBH’s share of the market, as well as unobservable inputs such as operating budgets and strategic plans, various inflation scenarios, estimated shipment volumes, and expected product pricing and projected margins.

The difference between the carrying value of the assets and liabilities of RBH that were deconsolidated, and the fair value of the continuing investment, as determined at the date of deconsolidation, was $239 million, before tax, and this loss on deconsolidation is reflected within marketing, administration and research costs on PMI’s condensed consolidated statement of earnings for three months ended March 31, 2019. PMI also recorded a tax benefit of $49 million within the provision for income taxes, related to the reversal of a deferred tax liability on unremitted earnings of RBH.

RBH is party to transactions with PMI and its consolidated subsidiaries entered into prior to deconsolidation in the normal course of business; these transactions include royalty payments and recharge of various corporate expenses for services benefiting RBH. Up to the date of CCAA filing, these transactions were eliminated on consolidation and had no impact on PMI’s consolidated statement of earnings. After deconsolidating RBH, these transactions are treated as third-party transactions in PMI’s financial statements. From the date of deconsolidation to March 31, 2019, the amount of these related party transactions was not material. Additionally PMI’s consolidated balance sheet included an immaterial amount of receivables from RBH at March 31, 2019.

Developments in the CCAA process, including resolution through a plan of arrangement or compromise of all pending tobacco-related litigation currently stayed in Canada, as discussed in Note 8. Contingencies, could result in a material change in the fair value of PMI’s continuing investment in RBH.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 21. New Accounting Standards:

Recently adopted

On February 25, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additionally, ASU 2016-02 modifies current guidance for lessors' accounting. ASU 2016-02 is effective for interim and annual reporting periods beginning on or after January 1, 2019, with early adoption permitted. PMI has identified its lease management system and has identified and evaluated the applicable leases. In addition to the guidance in ASU 2016-02, PMI has evaluated ASU 2018-11, which was issued in July 2018 and provides an optional transitional method. As a result of this evaluation, PMI elected to use the optional transition method, which allows companies to use the effective date as the date of initial application on transition and not adjust comparative period financial information or make the new required disclosures for periods prior to the effective date. Additionally, PMI elected to use the hindsight practical expedient, as well as the package of practical expedients permitted under the transition guidance within the new standard. Upon adoption, PMI recognized lease liabilities and the corresponding right-of-use assets (at the present value of future payments) for predominately all of its operating leases in place at that time. At January 1, 2019, PMI's adoption of ASU 2016-02 resulted in an increase of approximately $0.7 billion on its assets and liabilities in its statement of financial position. ASU 2016-02 did not have a material impact on its results of operations or cash flows. For further details, see Note 18. Leases.

On January 1, 2019, PMI elected to early adopt ASU 2018-15 “Intangibles - Goodwill and Other-Internal- Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.”  The adoption of ASU 2018-15 did not have a material impact on PMI's consolidated financial position or results of operations.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Our Company

We are leading a transformation in the tobacco industry to create a smoke-free future and ultimately replace cigarettes with smoke-free products to the benefit of adults who would otherwise continue to smoke, society, the company and its shareholders. We are a leading international tobacco company engaged in the manufacture and sale of cigarettes, smoke-free products and associated electronic devices and accessories, and other nicotine-containing products in markets outside the United States of America. We are building a future on a new category of smoke-free products that, while not risk-free, are a much better choice than continuing to smoke. Through multidisciplinary capabilities in product development, state-of-the-art facilities and scientific substantiation, we aim to ensure that our smoke-free products meet adult consumer preferences and rigorous regulatory requirements. Our smoke-free IQOS product portfolio includes heat-not-burn and nicotine-containing vapor products.

We manage our business in six reportable segments:

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

Consolidated Operating Results for the Three Months Ended March 31, 2019

•
Net Revenues - Net revenues of $6.8 billion for the three months ended March 31, 2019 decreased by $145 million, or (2.1)%, from the comparable 2018 amount. The change in our net revenues from the comparable 2018 amount was driven by the following:

During the quarter, net revenues, excluding unfavorable currency, increased by 3.2%, driven primarily by a favorable pricing variance, notably in Canada, Germany, Indonesia, Japan and the Philippines, partly offset by Argentina, Saudi Arabia and Turkey. Unfavorable geographic cigarette mix was largely offset by favorable volume of heated tobacco units. The currency-neutral growth in net revenues of 3.2% in the quarter came despite a challenging comparison with the first quarter of 2018 in which net revenues grew by 8.3%, excluding currency, partly fueled by higher IQOS device shipments in Japan. In addition, net revenues in the first quarter of 2018 were not impacted at that point by the move to highly inflationary accounting in Argentina that became effective July 1, 2018. Combined, these two items unfavorably impacted the currency-neutral net revenue growth rate of 3.2% in the quarter by approximately 3.4 points.

Net revenues by product category for the three months ended March 31, 2019 and 2018, are shown below:

•	Diluted Earnings Per Share - The changes in our reported diluted earnings per share ("diluted EPS") for the three months ended March 31, 2019, from the comparable 2018 amounts, were as follows:

	Diluted EPS	% Growth (Decline)
For the three months ended March 31, 2018	$1.00
2018 Asset impairment and exit costs	—
2018 Tax items	—
Subtotal of 2018 items	—
2019 Asset impairment and exit costs	(0.01)
2019 Canadian tobacco litigation-related expense	(0.09)
2019 Loss on deconsolidation of RBH	(0.12)
2019 Tax items	—
Subtotal of 2019 items	(0.22)
Currency	(0.06)
Interest	0.03
Change in tax rate	0.04
Operations	0.08
For the three months ended March 31, 2019	$0.87	(13.0)%

Asset impairment and exit costs – We recorded pre-tax asset impairment and exit costs of $20 million during the three months ended March 31, 2019, related to a plant closure in Pakistan as a part of the optimization of our global manufacturing footprint. The total pre-tax charge was included in marketing, administration and research costs on the condensed consolidated statements of earnings, and was included in the operating income of the South and Southeast Asia segment.

Income Taxes – Our effective income tax rate for the three months ended March 31, 2019 decreased by 2.9 percentage points to 22.6%. The effective income tax rate for the three months ended March 31, 2019 was favorably impacted by the reversal of a deferred tax liability on the unremitted earnings of our Canadian subsidiary, Rothmans, Benson & Hedges Inc. ($49 million), which was included in the 2019 Loss on deconsolidation of RBH ($0.12 diluted EPS impact) as discussed below. The change in the effective tax rate that increased our diluted EPS by $0.04 per share in the table above was primarily due to the Tax Cuts and Jobs Act, in addition to repatriation cost differences and earnings mix by taxing jurisdiction. For further details, see Note 9. Income Taxes.

Canadian tobacco litigation-related expense – In the first quarter of 2019, we recorded a pre-tax charge of $194 million, representing $142 million net of tax, relating to the judgment in two Québec smoking and health class actions. The charge of $0.09 per share reflects our assessment of the portion of the judgment that we believe is probable and estimable at this time and corresponds to the trust account deposit required by the Court of Appeal of Québec. The total pre-tax charge was included in marketing, administration and research costs on the condensed consolidated statements of earnings and was included in the operating income of the Latin America & Canada segment. For further details, see Note 8. Contingencies and Note 20. Deconsolidation of RBH.

Loss on deconsolidation of RBH – Following the judgment in two Québec smoking and health class actions, our Canadian subsidiary, Rothmans, Benson & Hedges Inc. (“RBH”) obtained an initial order from the Ontario Superior Court of Justice granting it protection under the Companies’ Creditors Arrangement Act (“CCAA”), which is a Canadian federal law that permits a Canadian business to restructure its affairs while carrying on its business in the ordinary course with minimal disruption to its customers, suppliers and employees. The administration of the CCAA process, principally relating to the powers provided to the court and the court appointed monitor, removes certain elements of control of the business from both PMI and RBH. As a result, we have determined that we no longer have a controlling financial interest over RBH and that we do not exert "significant influence" over RBH under U.S. GAAP. Therefore, we deconsolidated RBH as of the date of the CCAA filing on March 22, 2019, and will account for our continuing investment in RBH as an equity security, without readily determinable fair value.

A loss on the deconsolidation of RBH of $239 million was included in marketing, administration and research costs on the condensed consolidated statements of earnings and was included in the operating income of the Latin America & Canada segment. The $0.12 per share impact also included a tax benefit of $49 million within the provision for income taxes, as discussed above, related to the reversal of a deferred tax liability on the unremitted earnings of RBH. For further details, see Note 8. Contingencies and Note 20. Deconsolidation of RBH.

Currency – The unfavorable currency impact during the reporting period results from the fluctuations of the U.S. dollar, especially against the Indonesian rupiah, Japanese yen, Russian ruble and Turkish lira, partially offset by the Swiss franc. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Interest – The favorable impact of interest was due primarily to our ongoing efforts to optimize our capital structure following the passage of the Tax Cuts and Jobs Act. This included the decision to use existing cash to repay $2.5 billion and $2.1 billion of long-term debt that matured in 2018 and in the first quarter of 2019, respectively.

Operations – The increase in diluted EPS of $0.08 from our operations in the table above was due primarily to the following segments:

•	European Union: Favorable volume/mix and favorable pricing, partially offset by higher manufacturing costs;

•	South & Southeast Asia: Favorable pricing and favorable volume/mix, partially offset by higher marketing, administration and research costs and higher manufacturing costs; and

•	Latin America & Canada: Favorable pricing, lower manufacturing costs and lower marketing, administration and research costs, partially offset by unfavorable volume/mix;
partially offset by

•	East Asia & Australia: Unfavorable volume/mix, partially offset by favorable pricing and lower manufacturing costs;

•	Middle East & Africa: Unfavorable pricing, partially offset by favorable volume/mix; and

•	Eastern Europe: Higher marketing, administration and research costs and higher manufacturing costs, partially offset by favorable pricing and favorable volume/mix.

For further details, see the “Consolidated Operating Results” and “Operating Results by Business Segment” sections of the following “Discussion and Analysis.”

Discussion and Analysis
Consolidated Operating Results
See pages 69-73 for a discussion of our "Cautionary Factors That May Affect Future Results." Our net revenues and operating income by segment are shown in the table below:

(in millions)	For the Three Months Ended March 31,
	2019	2018	Change
Net revenues:
European Union	$2,159	$1,988	8.6%
Eastern Europe	579	567	2.1%
Middle East & Africa	927	961	(3.5)%
South & Southeast Asia	1,113	1,081	3.0%
East Asia & Australia	1,321	1,591	(17.0)%
Latin America & Canada	652	708	(7.9)%
Net revenues	$6,751	$6,896	(2.1)%
Operating income (loss):
European Union	$896	$740	21.1%
Eastern Europe	129	151	(14.6)%
Middle East & Africa	344	374	(8.0)%
South & Southeast Asia	440	429	2.6%
East Asia & Australia	427	515	(17.1)%
Latin America & Canada	(186)	217	>(100)%
Operating income	$2,050	$2,426	(15.5)%

Items affecting the comparability of results from operations were as follows:

•
Asset impairment and exit costs - See Note 19. Asset Impairment and Exit Costs for details of the $20 million pre-tax charge included in the South & Southeast Asia segment for the three months ended March 31, 2019.

•
Canadian tobacco litigation-related expense - See Note 8. Contingencies and Note 20. Deconsolidation of RBH for details of the $194 million pre-tax charge included in the Latin America & Canada segment for the three months ended March 31, 2019.

•	Loss on deconsolidation of RBH - See Note 20. Deconsolidation of RBH for details of the $239 million loss included in the Latin America & Canada segment for the three months ended March 31, 2019.

Our net revenues by product category are shown in the table below:

PMI Net Revenues by Product Category
(in millions)	For the Three Months Ended March 31,
	2019	2018	Change
Combustible Products
European Union	$1,812	$1,836	(1.3)%
Eastern Europe	471	527	(10.7)%
Middle East & Africa	829	884	(6.2)%
South & Southeast Asia	1,113	1,081	3.0%
East Asia & Australia	638	737	(13.5)%
Latin America & Canada	646	704	(8.2)%
Total Combustible Products	$5,508	$5,769	(4.5)%
Reduced-Risk Products
European Union	$347	$152	+100%
Eastern Europe	108	40	+100%
Middle East & Africa	98	77	27.2%
South & Southeast Asia	—	—	—%
East Asia & Australia	683	854	(20.0)%
Latin America & Canada	6	4	45.9%
Total Reduced-Risk Products	$1,243	$1,127	10.3%

Total PMI Net Revenues	$6,751	$6,896	(2.1)%
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

Our shipment volume by segment for cigarettes and heated tobacco units is shown in the table below:

PMI Shipment Volume (Million Units)
	For the Three Months Ended March 31,
	2019	2018	Change
Cigarettes
European Union	39,488	39,671	(0.5)%
Eastern Europe	20,320	22,039	(7.8)%
Middle East & Africa	33,304	29,248	13.9%
South & Southeast Asia	41,492	40,218	3.2%
East Asia & Australia	12,113	14,091	(14.0)%
Latin America & Canada	17,580	19,013	(7.5)%
Total Cigarettes	164,297	164,280	—%
Heated Tobacco Units
European Union	2,293	928	+100%
Eastern Europe	1,548	564	+100%
Middle East & Africa	754	709	6.3%
South & Southeast Asia	—	—	—%
East Asia & Australia	6,849	7,342	(6.7)%
Latin America & Canada	54	23	+100%
Total Heated Tobacco Units	11,498	9,566	20.2%
Cigarettes and Heated Tobacco Units
European Union	41,781	40,599	2.9%
Eastern Europe	21,868	22,603	(3.3)%
Middle East & Africa	34,058	29,957	13.7%
South & Southeast Asia	41,492	40,218	3.2%
East Asia & Australia	18,962	21,433	(11.5)%
Latin America & Canada	17,634	19,036	(7.4)%
Total Cigarettes and Heated Tobacco Units	175,795	173,846	1.1%

Following the deconsolidation of our Canadian subsidiary, we will continue to report the volume of brands sold by RBH for which other PMI subsidiaries are the trademark owners. These include HEETS, Next, Philip Morris and Rooftop, which together accounted for approximately 40% of RBH's total shipment volume in 2018.

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

Key market data regarding total market size, our shipments and market share are shown in the table below:

	For the Three Months Ended March 31,
			PMI Shipments (billion units)						PMI Market Share (%)(1)
Market	Total Market (billion units)		Total		Cigarette		Heated Tobacco Unit		Total		Heated Tobacco Unit
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
European Union
France	9.1	10.0	4.2	4.4	4.1	4.4	—	—	45.0	44.8	0.2	0.1
Germany	15.4	16.1	6.1	5.8	5.9	5.8	0.2	0.1	39.5	36.3	1.0	0.4
Italy	15.6	16.1	7.7	8.0	7.1	7.7	0.6	0.3	51.1	52.1	3.7	1.5
Poland	10.6	9.8	4.2	3.9	4.0	3.9	0.2	—	39.9	39.7	1.8	0.5
Spain	10.2	9.9	3.6	3.2	3.5	3.2	0.1	—	31.8	32.3	0.6	0.3

Eastern Europe
Russia	45.8	50.0	12.1	12.8	11.3	12.5	0.8	0.3	28.9	26.8	3.1	0.5

Middle East & Africa
Saudi Arabia	5.3	4.9	3.8	1.1	3.8	1.1	—	—	41.8	41.6	—	—
Turkey	28.4	25.8	13.9	11.5	13.9	11.5	—	—	48.9	44.5	—	—

South & Southeast Asia
Indonesia	68.7	69.3	22.1	23.0	22.1	23.0	—	—	32.2	33.2	—	—
Philippines	16.8	15.4	11.7	10.8	11.7	10.8	—	—	70.1	70.2	—	—

East Asia & Australia
Australia	3.1	2.9	0.8	0.8	0.8	0.8	—	—	24.4	28.7	—	—
Japan	37.8	39.6	12.1	14.1	6.5	7.9	5.7	6.2	34.4	34.7	16.9	15.8
Korea	15.6	15.8	3.6	4.0	2.5	2.9	1.2	1.2	23.3	25.5	7.3	7.3

Latin America & Canada
Argentina	8.3	9.1	6.1	6.8	6.1	6.8	—	—	73.2	74.8	—	—
Mexico	7.4	7.6	4.7	4.9	4.7	4.9	—	—	64.1	63.5	—	—

(1) Market share estimates are calculated using IMS data Note: % change for Total Market and PMI shipments in the discussion below is computed based on millions of units

Consolidated Operating Results for the Three Months Ended March 31, 2019
The following discussion compares our consolidated operating results for the three months ended March 31, 2019, with the three months ended March 31, 2018.
Our total shipment volume increased by 1.1%, principally driven by:

•
the EU, reflecting higher heated tobacco unit shipment volume across the Region, and higher cigarette shipment volume in Germany, Poland and Spain, partly offset by lower cigarette shipment volume in France and Italy;

•	Middle East & Africa, primarily reflecting higher cigarette shipment volume, notably Algeria, Egypt, Saudi Arabia and Turkey, partly offset by lower cigarette shipment volume in PMI Duty Free; and

•	South & South East Asia, reflecting higher cigarette shipment volume, principally in Pakistan, the Philippines and Thailand, partly offset by Indonesia;
partly offset by

•	Eastern Europe, reflecting lower cigarette shipment volume, principally in Russia, partly offset by higher heated tobacco unit shipment volume across the Region, notably Russia;

•	East Asia & Australia, reflecting lower cigarette shipment volume, notably in Japan and Korea, and lower heated tobacco unit shipment volume in Japan; and

•	Latin America & Canada, reflecting lower cigarette shipment volume, principally in Argentina and Venezuela.

First-Quarter Impact of Inventory Movements

Excluding the net unfavorable impact of estimated distributor inventory movements of approximately 1.0 billion units, our total in-market sales growth was 1.7%, driven by a 34.6% increase in heated tobacco unit in-market sales, partly offset by a 0.2% decline of cigarette in-market sales. The 1.0 billion units of inventory movements reflected:

•	A net unfavorable impact of 1.3 billion heated tobacco units, mainly due to Japan and Russia; and

•	A net favorable impact of approximately 0.3 billion cigarettes, mainly driven by Saudi Arabia, partly offset by Japan, North Africa and PMI Duty Free.

Our cigarette shipment volume by brand and heated tobacco units shipment volume are shown in the table below:

PMI Shipment Volume by Brand (Million Units)
	First-Quarter
	2019	2018	Change
Cigarettes
Marlboro	59,963	57,973	3.4%
L&M	21,816	19,225	13.5%
Chesterfield	14,298	13,875	3.1%
Philip Morris	10,723	10,659	0.6%
Parliament	8,830	8,460	4.4%
Sampoerna A	7,901	8,624	(8.4)%
Bond Street	5,671	6,975	(18.7)%
Dji Sam Soe	6,651	6,696	(0.7)%
Lark	5,270	5,577	(5.5)%
Fortune	3,045	3,583	(15.0)%
Others	20,129	22,633	(11.1)%
Total Cigarettes	164,297	164,280	—%
Heated Tobacco Units	11,498	9,566	20.2%
Total Cigarettes and Heated Tobacco Units	175,795	173,846	1.1%
Note: Sampoerna A includes Sampoerna; Philip Morris includes Philip Morris/Dubliss; and Lark includes Lark Harmony.

Our cigarette shipment volume was flat, despite the impact of out-switching to heated tobacco units largely from premium and mid-price cigarette brands, reflecting growth from our five largest international brands, offset primarily by our low-price Bond Street. Our cigarette shipment volume of the following brands increased:

•	Marlboro, mainly driven by Algeria, Germany, Indonesia, the Philippines, Saudi Arabia, Spain and Turkey, partly offset by Argentina, Italy, Japan, PMI Duty Free and Russia;

•	L&M, mainly driven by Egypt, Saudi Arabia and Thailand, partly offset by Russia;

•	Chesterfield, mainly driven by Mexico, Saudi Arabia and Turkey, partly offset by Argentina, Italy and Venezuela;

•	Philip Morris, mainly driven by Russia, partly offset by Argentina; and

•	Parliament, mainly driven by Turkey, partly offset by Korea.
Our cigarette shipment volume of the following brands decreased:

•
Sampoerna A and Dji Sam Soe in Indonesia, mainly reflecting the impact of retail price increases resulting in widened price gaps with competitors' products and the impact of estimated trade inventory movements following the absence of an excise tax increase in January 2019;

•	Bond Street, mainly due to Russia and Ukraine;

•	Lark, mainly due to Japan, partly offset by Turkey;

•	Fortune in the Philippines, mainly reflecting up-trading to Marlboro resulting from a narrowed price gap; and

•
"Others," mainly due to: mid-price brands, notably Sampoerna U in Indonesia, partly reflecting the impact of above-inflation retail price increases; the successful portfolio consolidation of local, low-price brands into international trademarks, notably in Mexico and Russia.

The increase in our heated tobacco unit shipment volume was mainly driven by the EU and Russia, partly offset by Japan.

First-Quarter International Share of Market

Our total international market share (excluding China and the United States), defined as our cigarette and heated tobacco unit sales volume as a percentage of total industry cigarette and heated tobacco unit sales volume, increased by 1.0 point to 28.4%, reflecting:

•	Total international cigarette market share of 26.4%, up by 0.5 points; and

•	Total international heated tobacco unit market share of 2.0%, up by 0.5 points.
Our total international cigarette market share, defined as our cigarette sales volume as a percentage of total industry cigarette sales volume, was 27.1%, up by 0.7 points.

Financial Summary
Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2019	2018	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$6,751	$6,896	(2.1)%	3.2%	$(145)	$(369)	$228	$(15)	$11
Cost of Sales	(2,465)	(2,615)	5.7%	1.5%	150	110	—	10	30
Marketing, Administration and Research Costs (1)	(2,217)	(1,833)	(20.9)%	(27.2)%	(384)	114	—	—	(498)
Amortization of Intangibles	(19)	(22)	13.6%	9.1%	3	1	—	—	2
Operating Income	$2,050	$2,426	(15.5)%	(9.6)%	$(376)	$(144)	$228	$(5)	$(455)
(1) Unfavorable Cost/Other variance of $45 million, excluding asset impairment & exit costs, the Canadian tobacco litigation-related expense and the loss on deconsolidation of RBH.
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs (including asset impairment and exit costs of $20 million in 2019, the 2019 Canadian tobacco litigation-related expense of $194 million and the 2019 loss on deconsolidation of RBH of $239 million); and amortization of intangibles. “Cost/Other” also includes the currency-neutral net revenue variance, unrelated to volume/mix and price components, attributable to fees for certain distribution rights billed to customers in certain markets in the ME&A Region.

During the quarter, net revenues, excluding unfavorable currency, increased by 3.2%, driven primarily by a favorable pricing variance, notably in Canada, Germany, Indonesia, Japan and the Philippines, partly offset by Argentina, Saudi Arabia and Turkey. Unfavorable geographic cigarette mix was largely offset by favorable volume of heated tobacco units. The currency-neutral growth in net revenues of 3.2% in the quarter came despite a challenging comparison with the first quarter of 2018 in which net revenues grew by 8.3%, excluding currency, partly fueled by higher IQOS device shipments in Japan. In addition, net revenues in the first quarter of 2018 were not impacted at that point by the move to highly inflationary accounting in Argentina that became effective July 1, 2018. Combined, these two items unfavorably impacted the currency-neutral net revenue growth rate of 3.2% in the quarter by approximately 3.4 points.

The unfavorable currency in net revenues was due primarily to the Euro, Indonesian rupiah, Russian ruble and Turkish lira.

Net revenues include $1,243 million in 2019 and $1,127 million in 2018 related to the sale of RRPs.

Operating income decreased by 15.5%. Excluding unfavorable currency ($144 million), the 2019 loss on deconsolidation of RBH ($239 million), the 2019 Canadian tobacco litigation-related expense ($194 million) and 2019 asset impairment and exit costs ($20 million) related to a plant closure in Pakistan as part of the optimization of our global manufacturing footprint, operating income increased by 9.1%, primarily reflecting a favorable pricing variance and lower manufacturing costs, partly offset by higher marketing, administration and research costs, notably reflecting increased investment behind reduced-risk products.

Interest expense, net, of $152 million decreased by $75 million (33.0%), due primarily to our ongoing efforts to optimize our capital structure following the passage of the Tax Cuts and Jobs Act. This included the decision to use existing cash to repay $2.5 billion and $2.1 billion of long-term debt that matured in 2018 and in the first quarter of 2019, respectively.

Our effective tax rate decreased by 2.9 percentage points to 22.6%. The effective income tax rate for the three months ended March 31, 2019 was favorably impacted by the reversal of a deferred tax liability on the unremitted earnings of our Canadian subsidiary, RBH ($49 million) and by the Tax Cuts and Jobs Act. We estimate that our full-year 2019 effective tax rate will be approximately 23%. Changes in currency exchange rates, earnings mix by taxing jurisdiction or future regulatory developments may have an impact on the effective tax rates, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions. For further details, see Note 9. Income Taxes.

We are regularly examined by tax authorities around the world, and we are currently under examination in a number of jurisdictions. It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible change cannot be made at this time.

Net earnings attributable to PMI of $1.4 billion decreased by $202 million (13.0%). This decrease was due primarily to lower operating income as discussed above, partially offset by lower interest expense, net and a lower effective tax rate. Diluted and basic EPS of $0.87 decreased by 13.0%. Excluding the $0.12 loss on the deconsolidation of RBH, the $0.09 related to the 2019 Canadian tobacco litigation-related expense, the $0.01 related to 2019 asset impairment and exit costs, and an unfavorable currency impact of $0.06, diluted EPS increased by 15.0%.

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

Plain Packaging and Other Packaging Restrictions: Plain packaging legislation bans the use of branding, logos and colors on packaging other than the brand name and variant that may be printed only in specified locations and in a uniform font. To date, plain packaging laws have been adopted in certain markets in all of our reporting segments, including the key markets of Australia, France, Saudi Arabia and Turkey, and are in various degrees of implementation. Some countries, such as New Zealand and Israel, adopted plain packaging regulations that apply to all tobacco products, including RRPs. Other countries are also considering plain packaging legislation.

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

Bans on Display of Tobacco Products at Retail: In a number of our markets, including, but not limited to, Australia and Russia, governments have banned the display of tobacco products at the point of sale. Other countries are considering similar bans.

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

On March 27, 2019, the EU Parliament approved the Single-Use Plastics Directive, which will require tobacco manufacturers and importers to cover the costs of public collection systems for cigarette butts. The Directive is expected to be adopted by the EU Council of Member States in the first half of 2019. Once the Directive enters into force, it will be transposed by Member States into national law within two years. We cannot predict the impact of this initiative on our business at this time.

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

A number of jurisdictions are considering actions to prevent illicit trade. In November 2012, the FCTC adopted the Protocol to Eliminate Illicit Trade in Tobacco Products (the “Protocol”), which includes supply chain control measures, such as licensing of manufacturers and distributors, enforcement in free trade zones, controls on duty free and Internet sales and the implementation of tracking and tracing technologies. To date, 54 Parties have signed the Protocol, and 51 Parties, including the European Union, have ratified it. The Protocol came into force in September 2018. Parties must now start implementing its measures via national legislation. In October 2018, the first Meeting of the Parties to the Protocol decided to produce a comprehensive report on good practices for the implementation of tracking and tracing systems and to prepare a conceptual framework for global information sharing to combat illicit tobacco trade. We welcome this decision and expect that other Parties will ratify the Protocol.

The tracking and tracing regulations for cigarettes and roll-your-own products manufactured or destined for the EU will become effective on May 20, 2019. The effective date for other tobacco-containing products, including some of our RRPs such as the heated tobacco units, is May 20, 2024.

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

Four RRP platforms are in various stages of development and commercialization readiness:

        Platform 1 uses a precisely controlled heating device incorporating our IQOS HeatControl technology, into which a specially designed and proprietary tobacco unit is inserted and heated to generate an aerosol. We have conducted a series of clinical studies for this platform, the results of which were included in our submission to the U.S. Food and Drug Administration (“FDA”) described below. The results of the first six-month term of the 6+6 month exposure response study were received at the end of 2017, and the related report was completed and submitted to the FDA in the second quarter of 2018. The study showed that all eight of the co-primary clinical risk endpoints moved in the same direction in the group that switched to our Platform 1 product as observed for smoking cessation, with statistically significant changes in five of the eight endpoints compared with on-going smoking. The results of the second six-month term of the 6+6 month exposure response study were received for analysis in the second quarter of 2018; we are analyzing the results and preparing a report. In addition, as set out in our submission to the FDA referenced above, we completed an 18-month combined chronic toxicity and carcinogenicity study in mice, which was ongoing at the time of our FDA submission. We shared the results with the FDA in August 2018.

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

    Platform 3 provides an aerosol of nicotine salt. We have explored two routes for this platform, one with electronics and one without, and conducted nicotine pharmacokinetic studies with both versions. The results of the pharmacokinetic study related to the version without electronics were received, and the related report was finalized in the fourth quarter of 2018. The results indicate this product's potential as an acceptable alternative to continued cigarette smoking in terms of product satisfaction. We plan to also initiate a product use and adaptation study in adult smokers later in 2019.

    Platform 4 covers e-vapor products, which are battery-powered devices that produce an aerosol by vaporizing a nicotine-containing liquid solution. Our e-vapor products comprise devices using current generation technology and our new e-vapor mesh technology that addresses certain challenges presented by some e-vapor products currently on the market. Our IQOS MESH products are designed to ensure the consistency and quality of the generated aerosol. We conducted a nicotine pharmacokinetic study in 2017. The results of this study were received in the second quarter of 2018 for analysis, and the related report was finalized in the fourth quarter of 2018. The results of this study indicate that IQOS MESH products are an effective means of nicotine delivery while being a satisfying alternative for e-cigarette users. In March 2019, a 6-month pre-clinical study in mice evaluating the impact of e-cigarette vapor on the risks of pulmonary and cardiovascular disease compared to cigarette smoke was completed; this study did not pertain to a specific product. The study demonstrated that e-cigarette vapors induce significantly lower biological responses associated with cardiovascular and pulmonary diseases compared with cigarette smoke. We will also initiate a clinical study to measure selected biomarkers of exposure to HPHCs and assess changes in clinical risk markers.

After we receive the results of our scientific studies mentioned above, in accordance with standard scientific practices, we intend to share the conclusions in scientific forums and to submit them for inclusion in peer-reviewed publications.

Commercialization of RRPs: We are building a new product category and tailor our commercialization strategy to the characteristics of each specific market. We focus our commercialization efforts on consumer retail experience, guided consumer trials and customer care, as well as digital communication programs.  In order to accelerate switching to our Platform 1 product, our initial market introductions typically entail one-on-one consumer engagement and introductory device discounts.  These initial commercialization efforts require substantial investment, which we believe will moderate over time.

In 2014, we introduced our Platform 1 product in pilot city launches in Nagoya, Japan, and in Milan, Italy. Since then, we have continuously expanded our commercialization activities, and the product is currently available for sale in 44 markets in key cities or nationwide.

In Japan, we introduced a number of initiatives to reach different socio-economic strata who show a slower pace of adoption than early adopters.

We estimate that while some users of our Platform 1 product are experimenting with competitive products, only a very small percentage of converted Platform 1 users in Japan switch to those products.

We estimate that only a very small percentage of adult smokers who convert to our Platform 1 product switch back to cigarettes.

We have been integrating the production of our heated tobacco units into a number of our existing manufacturing facilities and progressing with our plans to build manufacturing capacity for our other RRP platforms.

An adequate supply chain for our RRP portfolio, including the supply of electronic devices, is important to our business. We work with two electronics manufacturing service providers for the supply of our Platform 1 and IQOS MESH devices and a small number of other providers for other products in our RRP portfolio and related accessories. Although we work closely with these service providers on monitoring their production capability and financial health, the commercialization of our RRPs could be adversely affected if they are unable to meet their commitments. The production of our RRP portfolio requires various metals, and we believe that there is an adequate supply of such metals in the world markets to satisfy our current and anticipated production requirements. However, some components and materials necessary for the production of our RRPs, including those for the electronic devices, are obtained from single or limited sources, and can be subject to industry-wide shortages and price fluctuations. Our inability to secure an adequate supply of such components and materials could negatively impact the commercialization of our RRPs.

Our Platform 1 and IQOS MESH devices are subject to standard product warranties generally for a period of 12 months from the date of purchase or such other periods as required by law. We discuss product warranties in more detail in Note 16. Product Warranty. The significance of warranty claims is dependent on a number of factors including warranty policies and product failure rates and may increase with the number of devices sold.

Our commercialization efforts for the other RRP platforms are as follows:

•	We currently market our e-vapor products in Ireland and the U.K. In July 2018, we pilot-launched IQOS MESH, one of our Platform 4 products, in London, U.K.

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

In the United States, an established regulatory framework for assessing “Modified Risk Tobacco Products” and “New Tobacco Products” exists under the jurisdiction of the FDA. We submitted to the FDA a Modified Risk Tobacco Product Application (“MRTPA”) for our Platform 1 product in December 2016, and a Premarket Tobacco Product Application (“PMTA”) for our Platform 1 product in March 2017. In May 2017, the FDA formally accepted and filed our MRTPA for substantive scientific review and, in June 2017, the FDA opened the period for the public to provide comments on our application. The FDA closed the public comment period on February 11, 2019. In August 2017, the FDA completed a preliminary review of our PMTA and accepted our application for substantive review. The FDA referred our MRTPA to the Tobacco Product Scientific Advisory Committee (“TPSAC”). TPSAC held a meeting on January 24 and January 25, 2018 to discuss our MRTPA. The recommendations and votes of TPSAC are not binding on the FDA. By regulation, the FDA’s decision on our MRTPA will take into account, in addition to the views of TPSAC, scientific evidence as well as comments, data and information submitted by interested persons.

Separately, in July 2017, the FDA issued a policy announcement aiming to explore the potential of nicotine reduction in cigarettes in conjunction with the availability of less harmful products that deliver nicotine for adults who choose to use such products. In July 2018, as part of a public consultation procedure, we submitted our views on this topic to the FDA.

Following a rise in the use of e-vapor products among minors in the U.S., in March 2019, the FDA published new draft guidance relating to e-vapor products for public comment and consultation. Under the draft guidance, e-vapor products with flavors other than tobacco, mint and menthol, may be sold only in age-restricted retail outlets or through online sites with heightened age verification requirements. The FDA further proposed requiring PMTAs for e-vapor products with flavors other than tobacco, mint and menthol to be submitted by August 8, 2021. While we do not sell products in the U.S. and therefore are not subject to these actions, we continue to support regulation and industry practices that reflect the fact that youth should not consume nicotine in any form.

Future FDA actions may influence the regulatory approach of other governments.

Until recently, there were no countries with specific product standards for heat-not-burn products. Effective July 2017 and March 2018, respectively, Russia and Ukraine adopted standards that set minimum quality and safety requirements for the consumables and defined methods for demonstrating the absence of combustion, and the product standards in Kazakhstan that came into force in March 2019, also cover devices. In the UAE, a product standard on minimum quality and safety of electronic nicotine-containing products, including heat-not-burn products, was approved in March 2019. We expect and encourage other governments to consider similar product standards going forward.

In the EU, all EU Member States and Norway have transposed the EU Tobacco Products Directive, including the provisions on novel tobacco products, such as heated tobacco units, and e-cigarettes. Most of the EU Member States require a notification submitted six months before the intended placing on the market of a novel tobacco product, while some require pre-market authorizations for the introduction of such products. To date, we have filed a comprehensive dossier summarizing our scientific assessment of our Platform 1 product in 23 Member States.

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

Also, pursuant to local regulations, in May 2018, we submitted a scientific dossier to regulatory authorities in Bulgaria with the notification of our intent to communicate to adult smokers the reduction of measured HPHCs and potential risk reduction resulting from switching to our Platform 1 product compared to continued cigarette smoking.

To date, several governmental agencies published their scientific findings that pertain to our RRPs.

On December 12, 2017, at the request of the U.K. Department of Health and Public Health England, the U.K. Committee on Toxicity published its assessment of the risk of heat-not-burn products relative to cigarette smoking. This assessment included analysis of scientific data for two heat-not-burn products, one of which was our Platform 1 product. The assessment concluded that, while still harmful to health, compared with the known risks from cigarettes, heat-not-burn products are probably less harmful. Subsequently, on February 6, 2018, Public Health England published a report stating that the available evidence suggests that heat-not-burn products may be considerably less harmful than cigarettes and more harmful than e-cigarettes.

On May 5, 2018, the German Federal Institute for Risk Assessment (“BfR”) published a study on the Platform 1 aerosol relative to cigarette smoke using the Health Canada Intense Smoking Regimen. BfR found reductions in selected HPHCs in a range of 80-99%. This publication indicates that significant reductions in the levels of selected toxicants are likely to reduce toxicant exposure, which BfR stated might be regarded as a discrete benefit compared to combustible cigarettes.

On May 15, 2018, the Dutch National Institute for Public Health and Environment (“RIVM”) published a factsheet on novel tobacco products that heat rather than burn tobacco, focusing on our Platform 1 product. RIVM analyzed the aerosol generated by our Platform 1 product and concluded that the use of this product, while still harmful to health, is probably less harmful than continued smoking.

On June 7, 2018, the Korean Food and Drug Administration (“KFDA”) issued a statement on products that heat rather than burn tobacco. The KFDA tested three heat-not-burn products, one of which was our Platform 1 product. The KFDA confirmed that the levels of the nine HPHCs tested in the aerosol of these products were on average approximately 90% lower compared to those measured in the cigarette smoke of the top five cigarette brands in South Korea. However, the KFDA stated that it could not establish that the tested heat-not-burn products are less harmful than cigarettes. In October 2018, our Korean affiliate filed a request with a local court seeking information underlying KFDA’s analysis, conclusions and public statements.

On August 17, 2018, the Science & Technology Committee of the U.K. House of Commons published a report of its inquiry into e-cigarettes and heat-not-burn products. The report concluded that e-cigarettes are significantly less harmful to health than smoking tobacco. The report also observed that for those smokers who don’t accept e-cigarettes, heat-not-burn products may offer a public health benefit despite their relative risk. The report called for a risk-proportionate regulatory environment for both e-cigarettes and heat-not-burn products and noted that e-cigarettes should remain the least taxed, cigarettes the most taxed, with heat-not-burn products falling between the two. The U.K. Committee on Advertising Practice announced the removal of a prohibition of health claims in the advertising of e-cigarettes in the U.K. effective November 2018, with a review of the impact of this decision on market practices 12 months thereafter.

In November 2018, the Eurasian Economic Commission (regulatory body of the Eurasian Union consisting of Armenia, Belarus, Kazakhstan, Kyrgyzstan and Russia) published the results of its commissioned study on novel nicotine-containing products, including our Platform 1 product. The study confirms significantly lower levels of HPHCs in the aerosol generated by this product compared to cigarette smoke.

In January 2019, scientific media published the results of the study of the China National Tobacco Quality Supervision and Test Centre (“CNTQST”) comparing the aerosol generated by our Platform 1 product with cigarette smoke. The CNTQST found that the former contained fewer, and lower levels of, harmful constituents than the latter and concluded that the lower temperature of heating tobacco in our Platform 1 product contributed to the difference. The CNTQST stated that the reduction in emissions of harmful constituents cannot be interpreted as equivalent to a proportionate harm/risk reduction for smokers.

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

To date, we have been largely successful in demonstrating to regulators that our heated tobacco units are not cigarettes due to the absence of combustion, and as such they are generally taxed either as a separate category or as other tobacco products, which typically yields more favorable tax rates than cigarettes. Although we believe that this is sensible from the public health perspective, we cannot guarantee that regulators will continue this approach.

There can be no assurance that we will succeed in our efforts to replace cigarettes with RRPs or that regulation will allow us to commercialize RRPs in all markets, to communicate scientifically substantiated risk-reduction claims, or to treat RRPs differently from cigarettes.

Legal Challenges to RRPs: We face various administrative and legal challenges related to certain RRP activities, including allegations concerning product classification, advertising restrictions, corporate communications, product coach activities, scientific substantiation, product liability, and unfair competition.  While we design our programs to comply with relevant regulations, we expect these or similar challenges to continue as we expand our efforts to commercialize RRPs and to communicate publicly. The outcomes of these matters may affect our RRP commercialization and public communication activities and performance in one or more countries.

Our RRP Business Development Initiatives: In December 2013, we established a strategic framework with Altria Group, Inc. (“Altria”) setting out terms on how the parties would collaborate to develop and commercialize e-vapor products and commercialize two of our RRPs in the U.S. In late 2018, Altria announced that it will participate in the e-vapor category only through another e-vapor company in which Altria acquired a minority interest. Regarding heat-not-burn products, as discussed above, we are seeking regulatory approval from the FDA to market our Platform 1 product in the U.S., and these efforts are not affected by Altria's e-vapor announcement.

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

Investments in Unconsolidated Subsidiaries and Equity Securities

We discuss our investments in unconsolidated subsidiaries and equity securities in Note 11. Fair Value Measurements and Note 14. Investments in Unconsolidated Subsidiaries, Equity Securities and Other Related Parties to our condensed consolidated financial statements.

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

Operating Results – Three Months Ended March 31, 2019

The following discussion compares operating results within each of our reportable segments for the three months ended March 31, 2019, with the three months ended March 31, 2018.

Unless otherwise stated, references to total industry, total market, our shipment volume and our market share performance reflect cigarettes and heated tobacco units.

European Union:

Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2019	2018	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$2,159	$1,988	8.6%	15.8%	$171	$(143)	$68	$246	$—
Operating Income	$896	$740	21.1%	31.1%	$156	$(74)	$68	$197	$(35)
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs (including asset impairment and exit costs); and amortization of intangibles.

During the quarter, net revenues, excluding unfavorable currency, increased by 15.8%, reflecting a favorable pricing variance, driven principally by Germany, and favorable volume/mix, primarily reflecting favorable heated tobacco unit volume across the Region.

The net revenues of the European Union segment include $347 million in 2019 and $152 million in 2018 related to the sale of RRPs.

Operating income, excluding unfavorable currency, increased by 31.1%, mainly reflecting a favorable pricing variance and favorable volume/mix, notably in Germany, Italy and Poland, partially offset by higher manufacturing costs primarily related to reduced-risk products.

European Union - Total Market, PMI Shipment Volume and Market Share Commentaries

Total market, PMI shipment volume and market share performance are shown in the table below:

European Union Key Data	First-Quarter
			Change
	2019	2018	% / pp
Total Market (billion units)	107.3	107.8	(0.5)%

PMI Shipment Volume (million units)
Cigarettes	39,488	39,671	(0.5)%
Heated Tobacco Units	2,293	928	+100.0%
Total European Union	41,781	40,599	2.9%

PMI Market Share
Marlboro	18.2%	18.3%	(0.1)
L&M	6.7%	6.7%	—
Chesterfield	5.9%	5.9%	—
Philip Morris	2.8%	3.1%	(0.3)
HEETS	2.1%	0.8%	1.3
Others	3.2%	3.4%	(0.2)
Total European Union	38.9%	38.2%	0.7

In the quarter, the estimated total market in the EU decreased by 0.5% to 107.3 billion units, mainly due to:

•	France, down by 8.1%, mainly due to the impact of significant excise-tax driven price increases in March 2018 and 2019, as well as an increase in the prevalence of illicit trade;

•
Germany, down by 4.0%, or by 1.0% excluding the net impact of estimated trade inventory movements of competitors' products in the quarter, primarily reflecting the impact of price increases in March 2018; and

•	Italy, down by 2.9%, or by 1.7% excluding the net impact of estimated trade inventory movements, primarily reflecting the impact of price increases in 2018 and in February 2019;
partly offset by

•	Poland, up by 8.1%, primarily reflecting a lower prevalence of illicit trade; and

•	Spain, up by 2.7%, partly reflecting a lower prevalence of illicit trade.

Our total shipment volume increased by 2.9% to 41.8 billion units, notably driven by:

•	higher heated tobacco unit shipment volume across the Region, notably Italy, driven by higher market share; and

•
higher cigarette shipment volume in: Germany, primarily reflecting higher market share of cigarettes, particularly of Marlboro, benefiting from estimated favorable trade inventory movements in the quarter noted above; Poland, mainly driven by a higher total market; and Spain, primarily reflecting net favorable estimated distributor movements;

partly offset by

•
lower cigarette shipment volume, notably in France, mainly reflecting a lower total market, and Italy, primarily reflecting the lower total market, due mainly to the impact of price increases in March 2018 and February 2019, as well as lower cigarette market share due to out-switching to HEETS.

Eastern Europe:

Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2019	2018	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$579	$567	2.1%	13.4%	$12	$(64)	$17	$59	$—
Operating Income	$129	$151	(14.6)%	(2.0)%	$(22)	$(19)	$17	$14	$(34)
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs (including asset impairment and exit costs); and amortization of intangibles.

During the quarter, net revenues, excluding unfavorable currency, increased by 13.4%, reflecting a favorable pricing variance, driven notably by Ukraine, and favorable volume/mix, primarily driven by heated tobacco unit volume in Russia and Ukraine, partly offset by lower cigarette volume in Russia.

The net revenues of the Eastern Europe segment include $108 million in 2019 and $40 million in 2018 related to the sale of RRPs.

Operating income, excluding unfavorable currency, decreased by 2.0%, mainly due to higher manufacturing and marketing, administration and research costs, notably reflecting increased investments behind reduced-risk products, primarily in Russia in support of the geographic expansion, partly offset by a favorable pricing variance and favorable volume/mix.

Eastern Europe - Total Market, PMI Shipment Volume and Market Share Commentaries

In the quarter, the estimated total market in Eastern Europe decreased, notably due to:

•	Russia, down by 8.3%, primarily reflecting the impact of price increases, as well as the unfavorable impact in the quarter of estimated trade inventory movements in certain key accounts; and

•	Ukraine, down by 10.6%, primarily reflecting the impact of price increases and an increase in the prevalence of illicit trade.

PMI Shipment Volume (million units)	First-Quarter
	2019	2018	Change
Cigarettes	20,320	22,039	(7.8)%
Heated Tobacco Units	1,548	564	+100.0%
Total Eastern Europe	21,868	22,603	(3.3)%

Our total shipment volume decreased by 3.3% to 21.9 billion units, primarily in:

•
Russia, down by 5.0%. Excluding the net unfavorable impact of estimated distributor inventory movements of 0.5 billion units, primarily of heated tobacco units, reflecting an adjustment subsequent to the increase in shipments in the fourth quarter of 2018 ahead of their planned geographic expansion, our in-market sales decline was 0.9%, reflecting a lower total market, partly offset by higher market share of heated tobacco units;

partly offset by

•	Kazakhstan, up by 12.3%, reflecting a higher total market and a higher market share of heated tobacco units; and

•	Ukraine, up by 2.3%, reflecting a higher market share of cigarettes and heated tobacco units, partly offset by a lower total market.

Middle East & Africa:

Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2019	2018	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$927	$961	(3.5)%	3.5%	$(34)	$(68)	$(50)	$73	$11
Operating Income	$344	$374	(8.0)%	(1.1)%	$(30)	$(26)	$(50)	$35	$11
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs (including asset impairment and exit costs); and amortization of intangibles. “Cost/Other” also includes the currency-neutral net revenue variance, unrelated to volume/mix and price components, attributable to fees for certain distribution rights billed to customers in certain markets in the ME&A Region.

During the quarter, net revenues, excluding unfavorable currency, increased by 3.5%, mainly reflecting favorable volume/mix, principally driven by: favorable cigarette volume and mix in Saudi Arabia and favorable cigarette volume in Turkey; partly offset by lower cigarette volume, principally in PMI Duty Free, and a favorable cost/other variance, mainly driven by the timing of other revenues. The favorable volume/mix and favorable cost/other variance were partly offset by an unfavorable pricing variance, mainly due to Saudi Arabia and Turkey, partly offset by Egypt.

The net revenues of the Middle East & Africa segment include $98 million in 2019 and $77 million in 2018 related to the sale of RRPs.

Operating income, excluding unfavorable currency, decreased by 1.1%, mainly reflecting: an unfavorable pricing variance; partly offset by favorable volume/mix, reflecting the same market drivers as noted above, a favorable cost/other variance, as noted above.

Middle East & Africa - Total Market, PMI Shipment Volume and Market Share Commentaries

In the quarter, the estimated total market in the Middle East & Africa increased, notably driven by:

•
Algeria, up by 19.3%, or down by 0.8% excluding the net favorable impact of estimated trade inventory movements associated with expectations regarding excise tax announcements in 2019 compared to 2018;

•
Saudi Arabia, up by 8.1%, primarily reflecting a favorable comparison with the first quarter of 2018, which was down by 40.8% mainly due to the impact of retail price increases in 2017 and the first quarter of 2018 following the introduction of the new excise tax in June 2017 and VAT in January 2018; and

•
Turkey, up by 10.1%, or by 4.3%, excluding the net favorable impact of estimated trade inventory movements associated with expectations regarding excise tax and pricing changes in 2019 compared to 2018 following the excise tax increase in January 2019.

PMI Shipment Volume (million units)	First-Quarter
	2019	2018	Change
Cigarettes	33,304	29,248	13.9%
Heated Tobacco Units	754	709	6.3%
Total Middle East & Africa	34,058	29,957	13.7%

Our total shipment volume increased by 13.7% to 34.1 billion units, notably in:

•
North Africa, notably in: Algeria, up by 36.4%, reflecting a higher total market, as well as higher market share benefiting from the estimated trade inventory movements noted above; and Egypt, up by 9.4%, primarily reflecting higher market share, driven by L&M;

•
Saudi Arabia, up by +100%. Net favorable estimated distributor inventory movements in the quarter totaled 2.6 billion cigarettes, mainly attributable to: adjustments ahead of an importation deadline before the implementation of plain packaging scheduled for January 1, 2020; port closures related to the timing of Ramadan; and adjustments in 2018 following the introduction of the new excise tax in 2017. Excluding the impact of these inventory movements, our in-market sales grew by 8.6%, reflecting a favorable comparison with the first quarter of 2018, which was down by 54.5%, mainly due to the impact of the factors described for the total market above; and

•	Turkey, up by 21.1%, reflecting a higher total market and a higher market share, notably of Marlboro and Parliament;
partly offset by

•
PMI Duty Free, down by 12.4%. Excluding the net unfavorable impact of estimated distributor inventory movements of 0.5 billion units, principally cigarettes, our in-market sales decline was 3.1%, notably reflecting the retail travel industry decline in Asia.

South & Southeast Asia:

Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2019	2018	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$1,113	$1,081	3.0%	8.6%	$32	$(61)	$76	$17	$—
Operating Income	$440	$429	2.6%	9.6%	$11	$(30)	$76	$14	$(49)
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs (including asset impairment and exit costs); and amortization of intangibles.

During the quarter, net revenues, excluding unfavorable currency, increased by 8.6%, reflecting: a favorable pricing variance, driven principally by Indonesia and the Philippines, as well as a favorable volume/mix, mainly driven by favorable cigarette volume and mix in the Philippines, largely offset by lower cigarette volume and mix in Indonesia.

Operating income increased by 2.6%. Excluding asset impairment and exit costs of $20 million related to a plant closure in Pakistan as part of the optimization of our global manufacturing footprint and unfavorable currency of $30 million, operating income increased by 14.2%, mainly reflecting: a favorable pricing variance; favorable volume/mix, mainly driven by the Philippines, partly offset by Indonesia; partly offset by higher marketing, administration and research costs, notably due to Indonesia, and higher manufacturing costs, partly due to the Philippines.

South & Southeast Asia - Total Market, PMI Shipment Volume and Market Share Commentaries

In the quarter, the estimated total market in South & Southeast Asia decreased, notably due to:

•	Indonesia, down by 0.8%, mainly due to the impact of estimated trade inventory movements in the quarter following the absence of an excise tax increase in January 2019;

•	Vietnam, down by 5.6% reflecting the unfavorable impact of trade inventory movements related to an anticipated excise tax increase in January 2019;
partly offset by

•	the Philippines, up by 8.9%, benefiting from the net impact of favorable trade inventory movements associated with expectations regarding excise tax-driven price increases; and

•	Thailand, up by 27.4%, primarily reflecting on-going recovery from the September 2017 excise tax reform.

PMI Shipment Volume (million units)	First-Quarter
	2019	2018	Change
Cigarettes	41,492	40,218	3.2%
Heated Tobacco Units	—	—	—%
Total South & Southeast Asia	41,492	40,218	3.2%

Our total shipment volume increased by 3.2% to 41.5 billion units, notably driven by:

•	Pakistan, up by 10.5%, mainly reflecting higher market share benefiting from estimated trade inventory movements in anticipation of excise tax-driven price increases in the first quarter of 2019;

•	the Philippines, up by 8.8%, mainly reflecting the estimated trade inventory movements described above; and

•
Thailand, up by 33.3%, mainly reflecting a higher total market, as well as a higher market share driven by the continued strong performance of L&M 7.1 and the favorable impact of distribution expansion in 2018;

partly offset by

•
Indonesia, down by 3.7%, mainly reflecting a lower market share primarily due to the widened retail price gap of A Mild to competitive brands following its price increase in October 2018, as well as the lower total market.

East Asia & Australia:

Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2019	2018	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$ 1,321	$ 1,591	(17.0)%	(17.0)%	$(270)	$—	$86	$(356)	$—
Operating Income	$ 427	$ 515	(17.1)%	(16.1)%	$(88)	$(5)	$86	$(222)	$53
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs (including asset impairment and exit costs); and amortization of intangibles.

During the quarter, net revenues, excluding currency, decreased by 17.0%, reflecting a challenging comparison with the first quarter of 2018 in which net revenues, excluding currency, grew by 27.5%, partly fueled by higher IQOS device shipments. The decline of 17.0% primarily reflected unfavorable volume/mix, substantially due to cigarette, heated tobacco unit and IQOS device shipment volume in Japan, partly offset by a favorable pricing variance, driven predominantly by Japan.

The net revenues of the East Asia & Australia segment include $683 million in 2019 and $854 million in 2018 related to the sale of RRPs.

Operating income, excluding unfavorable currency, decreased by 16.1%, mainly reflecting unfavorable volume/mix, substantially due to Japan, partly offset by favorable pricing and lower manufacturing costs related to Japan and Korea.

East Asia & Australia - Total Market, PMI Shipment Volume and Market Share Commentaries

In the quarter, the estimated total market in East Asia & Australia, excluding China, decreased, notably due to:

•	Japan, down by 4.5%, mainly reflecting the impact of the October 1, 2018 excise tax-driven retail price increases;
partly offset by

•	Taiwan, up by 16.6%, primarily driven by a favorable comparison with the first quarter of 2018 that was down by 23.9% reflecting the impact of excise tax-driven price increases in 2017.

PMI Shipment Volume (million units)	First-Quarter
	2019	2018	Change
Cigarettes	12,113	14,091	(14.0)%
Heated Tobacco Units	6,849	7,342	(6.7)%
Total East Asia & Australia	18,962	21,433	(11.5)%

Our total shipment volume decreased by 11.5% to 19.0 billion units, primarily due to:

•
Japan, down by 14.2%. Excluding the net unfavorable impact of estimated distributor inventory movements of approximately 1.2 billion units, comprised of approximately 0.7 billion heated tobacco units and approximately 0.5 billion cigarettes, our in-market sales decline was 5.6%, reflecting the lower total market and lower cigarette market share; and

•	Korea, down by 9.7%, principally due to lower cigarette market share, notably of Marlboro and Parliament.

Latin America & Canada:

Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2019	2018	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$652	$708	(7.9)%	(3.2)%	$(56)	$(33)	$31	$(54)	$—
Operating Income (Loss)	$(186)	$217	-(100)%	-(100)%	$(403)	$10	$31	$(43)	$(401)
“Cost/Other” in the above table reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs (including asset impairment and exit costs, the 2019 Canadian tobacco litigation-related expense and the 2019 loss on deconsolidation of RBH); and amortization of intangibles.

During the quarter, net revenues, excluding unfavorable currency, decreased by 3.2%, reflecting: unfavorable volume/mix, mainly due to Argentina and Canada, partly offset by a favorable pricing variance, notably in Canada and Mexico, partially offset by Argentina reflecting, in part, the adoption of highly inflationary accounting.

The net revenues of the Latin America & Canada segment include $6 million in 2019 and $4 million in 2018 related to the sale of RRPs.

Operating income decreased by more than 100%. Excluding the 2019 loss on deconsolidation of RBH ($239 million), the 2019 Canadian tobacco litigation-related expense ($194 million) and the favorable impact of currency ($10 million), operating income increased by 9.2%, reflecting: a favorable pricing variance, lower marketing, administration and research costs, as well as lower manufacturing costs, partly offset by unfavorable volume/mix, mainly in Argentina and Canada.

Latin America & Canada - Total Market, PMI Shipment Volume and Market Share Commentaries

In the quarter, the estimated total market in Latin America & Canada decreased, notably due to:

•	Argentina, down by 9.1%, primarily due to the impact of cumulative price increases and the continuing economic downturn;

•	Brazil, down by 5.2%, mainly due to the impact of cumulative price increases;

•	Canada, down by 9.7%, primarily due to the impact of cumulative pricing; and

•	Venezuela, down by 56.7%, mainly reflecting the deterioration of the socioeconomic environment and the impact of inflation-driven price increases.

PMI Shipment Volume (million units)	First-Quarter
	2019	2018	Change
Cigarettes	17,580	19,013	(7.5)%
Heated Tobacco Units	54	23	+100.0%
Total Latin America & Canada	17,634	19,036	(7.4)%

PMI's total shipment volume decreased by 7.4% to 17.6 billion units, mainly due to:

•	Argentina, down by 11.0%, primarily reflecting the lower total market; and

•	Canada, down by 8.2%, reflecting the lower total market;
partly offset by

•	Brazil, up by 1.9%, reflecting higher market share, up by 1.5 points to 20.6%, mainly driven by Chesterfield, partly offset by a lower total market.

Financial Review
Net Cash Provided by Operating Activities

During the first quarter of 2019, net cash provided by operating activities of $1.2 billion decreased by $139 million compared with the first quarter of 2018. Excluding unfavorable currency movements of $163 million, the change was essentially flat.

While the impacts of the 2019 Canadian tobacco litigation-related expense and the 2019 loss on deconsolidation of RBH reduced net earnings by $0.3 billion, there was no net impact on operating cash flows for the quarter, as the changes in deferred taxes and other operating cash flows offset the net earnings impact. Excluding the impact of the above items and unfavorable currency movements, the higher net earnings after these adjustments were largely offset by higher working capital requirements of $0.2 billion and other movements.

Net Cash Used in Investing Activities

During the first quarter of 2019, net cash used in investing activities was $1.6 billion, compared with net cash used in investing activities of $1.0 billion during the first quarter of 2018. This increase in net cash used was due principally to the reduction of cash resulting from the deconsolidation of RBH, partly offset by lower cash collateral posted to secure derivatives designated as net investment hedges of Euro assets principally related to changes in exchange rates between the Euro and the U.S. dollar and lower capital expenditures. For further details on deconsolidation of RBH, see Note 20. Deconsolidation of RBH. For further details on our derivatives designated as net investment hedges, see Note 5. Financial Instruments.

Our capital expenditures were $324 million and $365 million during the three months ended March 31, 2019 and 2018, respectively. The 2019 expenditures were primarily related to our ongoing investments in RRPs. We expect total capital expenditures in 2019 to be approximately $1.1 billion.

Net Cash Used in Financing Activities

During the first quarter of 2019, net cash used in financing activities was $3.2 billion, compared with net cash used in financing activities of $1.7 billion during the first quarter of 2018. The change was due primarily to the 2019 long-term debt repayments of our U.S. dollar bonds and Swiss franc bond that matured in the first quarter of 2019 (total of approximately $2.1 billion), partially offset by higher proceeds in 2019 from short-term borrowings (primarily commercial paper) and the purchase of the remaining 49% interest in our Costa Rican affiliates in 2018. For further details on the purchase of the remaining 49% interest in our Costa Rican affiliates, see Note 17. Acquisitions.

Dividends paid in the first quarter of 2019 and 2018 were $1.8 billion and $1.7 billion, respectively.

Debt and Liquidity

We define cash and cash equivalents as short-term, highly liquid investments, readily convertible to known amounts of cash that mature within a maximum of three months and have an insignificant risk of change in value due to interest rate or credit risk changes. As a policy, we do not hold any investments in structured or equity-linked products. Our cash and cash equivalents are predominantly held in demand deposits with institutions that have investment-grade long-term credit rating. As part of our cash management strategy and in order to manage counterparty exposure, we also enter into reverse repurchase agreements. Such agreements are collateralized with government or corporate securities held by a custodial bank and, at maturity, cash is paid back to PMI and the collateral is returned to the bank. For the three months ended March 31, 2019, we did not enter into these agreements. For the full-year 2018, we had an average balance of $0.3 billion, and we had a zero balance at December 31, 2018.
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
Credit Ratings – The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. At March 31, 2019, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Stable
Fitch	F1	A	Stable

Credit Facilities – On January 28, 2019, we entered into an agreement to extend the term of our $2.0 billion 364-day revolving credit facility from February 5, 2019, to February 4, 2020.
At March 31, 2019, our committed credit facilities and commercial paper outstanding were as follows:

(in billions)
Type	Committed Credit Facilities	Commercial Paper
364-day revolving credit, expiring February 4, 2020	$2.0
Multi-year revolving credit, expiring February 28, 2021	2.5
Multi-year revolving credit, expiring October 1, 2022	3.5
Total facilities	$8.0
Commercial paper outstanding		$1.0

At March 31, 2019, there were no borrowings under the committed credit facilities, and the entire committed amounts were available for borrowing.

All banks participating in our committed credit facilities have an investment-grade long-term credit rating from the credit rating agencies. We continuously monitor the credit quality of our banking group, and at this time we are not aware of any potential non-performing credit provider.

Each of these facilities requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“consolidated EBITDA”) to consolidated interest expense of not less than 3.5 to 1.0 on a rolling four-quarter basis. At March 31, 2019, our ratio calculated in accordance with the agreements was 10.8 to 1.0. These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require us to post collateral. We expect to continue to meet our covenants. The terms “consolidated EBITDA” and “consolidated interest expense,” both of which include certain adjustments, are defined in the facility agreements previously filed with the U.S. Securities and Exchange Commission.
In addition to the committed credit facilities discussed above, certain of our subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $3.4 billion at March 31, 2019 and $3.3 billion at December 31, 2018, are for the sole use of our subsidiaries. Borrowings under these arrangements amounted to $562 million at March 31, 2019, and $730 million at December 31, 2018.
Commercial Paper Program – We continue to have access to liquidity in the commercial paper market through programs in place in the U.S. and in Europe having an aggregate issuance capacity of $8.0 billion. At March 31, 2019, we had $989 million of commercial paper outstanding. At December 31, 2018, we had no commercial paper outstanding. The average commercial paper balance outstanding during the first quarter of 2019 was $3.3 billion. The average commercial paper balance outstanding during 2018 was $3.4 billion.

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

Our operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of March 31, 2019, and March 31, 2018 were $0.5 billion and $0.9 billion, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows.

For further details, see Note 15. Sale of Accounts Receivable to our condensed consolidated financial statements.

Debt – Our total debt was $30.3 billion at March 31, 2019 and $31.8 billion at December 31, 2018.

On February 14, 2017, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.

Guarantees – At March 31, 2019, we were contingently liable for $0.6 billion of guarantees of our own performance, of which $0.3 billion were primarily related to excise taxes on the shipment of our products and $0.3 billion were related to our obligations under indemnity agreements to enable appeals of customs assessments against our distributors. There is no liability in the condensed consolidated financial statements associated with these guarantees. At March 31, 2019, our third-party guarantees were insignificant.

Equity and Dividends

We discuss our stock awards as of March 31, 2019 in Note 2. Stock Plans to our condensed consolidated financial statements.

During 2018, we did not repurchase any shares under a share repurchase program, and we do not presently intend to repurchase shares of our common stock in 2019.
Dividends paid in the first quarter of 2019 were $1.8 billion. During the second quarter of 2018, our Board of Directors approved a 6.5% increase in the quarterly dividend to $1.14 per common share. As a result, the present annualized dividend rate is $4.56 per common share.

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
There is litigation related to tobacco products pending in certain jurisdictions. Damages claimed in some tobacco-related litigation are significant and, in certain cases in Brazil, Canada, Israel and Nigeria, range into the billions of U.S. dollars. We anticipate that new cases will continue to be filed. The FCTC encourages litigation against tobacco product manufacturers. It is possible that our consolidated results of operations, cash flows or financial position could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. See Note 8. Contingencies to our condensed consolidated financial statements for a discussion of pending litigation and "Business Environment—Reduced-Risk Products (RRPs)—Legal Challenges to RRPs."

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
We lose revenues as a result of counterfeiting, contraband, cross-border purchases, "illicit whites," non-tax-paid volume produced by local manufacturers, and counterfeiting of our IQOS device and heated tobacco units.
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
Investigations include allegations of contraband shipments of cigarettes, allegations of unlawful pricing activities within certain markets, allegations of underpayment of customs duties and/or excise taxes, allegations of false and misleading usage of descriptors and allegations of unlawful advertising. We cannot predict the outcome of those investigations or whether additional investigations may be commenced, and it is possible that our business could be materially affected by an unfavorable outcome of pending or future investigations. See Note 8. Contingencies—Other Litigation and “Management's Discussion and Analysis of Financial Condition and Results of Operations-Operating Results by Business Segment-Business Environment-Governmental Investigations” for a description of certain governmental investigations to which we are subject.
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
Information regarding Risk Factors appears in “MD&A – Cautionary Factors That May Affect Future Results,” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity for each of the three months in the quarter ended March 31, 2019 was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2019 – January 31, 2019 (1)	—	$—	—	$—
February 1, 2019 – February 28, 2019 (1)	—	$—	—	$—
March 1, 2019 – March 31, 2019 (1)	—	$—	—	$—
Pursuant to Publicly Announced Plans or Programs	—	$—
January 1, 2019 – January 31, 2019 (2)	1,536	$66.98
February 1, 2019 – February 28, 2019 (2)	130,536	$84.49
March 1, 2019 – March 31, 2019 (2)	4,565	$87.15
For the Quarter Ended March 31, 2019	136,637	$84.38

(1)	During this reporting period, we did not have an authorized share repurchase program.

(2)	Shares repurchased represent shares tendered to us by employees who vested in restricted and performance share unit awards and used shares to pay all, or a portion of, the related taxes.

Item 6.	Exhibits.

3.1	Amended and Restated By-Laws of Philip Morris International Inc., effective as of March 7, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed March 7, 2019).

10.1
Extension Agreement, effective as of February 5, 2019, to the Credit Agreement, dated as of February 12, 2013, among Philip Morris International Inc., the lenders named therein, Citibank Europe PLC, UK Branch (formerly, Citibank International Limited), as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 29, 2019).

10.2	Amended and Restated Philip Morris International Benefit Equalization Plan.

10.3	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 12, 2019).

10.4	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 12, 2019).

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

April 25, 2019