Form 10-Q
period 2019-06-30
Philip Morris International Inc.
filed 2019-07-25
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-33708

Philip Morris International Inc.

(Exact name of registrant as specified in its charter)

Virginia	13-3435103
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Park Avenue	New York	New York	10017
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code	(917)	663-2000

Former name, former address and former fiscal year, if changed since last report
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	PM	New York Stock Exchange
1.875% Notes due 2019	PM19D	New York Stock Exchange
2.000% Notes due 2020	PM20B	New York Stock Exchange
Floating Notes due 2020	PM20C	New York Stock Exchange
1.750% Notes due 2020	PM20A	New York Stock Exchange
4.500% Notes due 2020	PM20	New York Stock Exchange
1.875% Notes due 2021	PM21B	New York Stock Exchange
1.875% Notes due 2021	PM21C	New York Stock Exchange
4.125% Notes due 2021	PM21	New York Stock Exchange
2.900% Notes due 2021	PM21A	New York Stock Exchange
2.625% Notes due 2022	PM22A	New York Stock Exchange
2.375% Notes due 2022	PM22B	New York Stock Exchange
2.500% Notes due 2022	PM22	New York Stock Exchange
2.500% Notes due 2022	PM22C	New York Stock Exchange
2.625% Notes due 2023	PM23	New York Stock Exchange
2.125% Notes due 2023	PM23B	New York Stock Exchange
3.600% Notes due 2023	PM23A	New York Stock Exchange
2.875% Notes due 2024	PM24	New York Stock Exchange
2.875% Notes due 2024	PM24C	New York Stock Exchange
0.625% Notes due 2024	PM24B	New York Stock Exchange
3.250% Notes due 2024	PM24A	New York Stock Exchange
2.750% Notes due 2025	PM25	New York Stock Exchange
3.375% Notes due 2025	PM25A	New York Stock Exchange
2.750% Notes due 2026	PM26A	New York Stock Exchange
2.875% Notes due 2026	PM26	New York Stock Exchange
3.125% Notes due 2027	PM27	New York Stock Exchange
3.125% Notes due 2028	PM28	New York Stock Exchange
2.875% Notes due 2029	PM29	New York Stock Exchange
3.375% Notes due 2029	PM29A	New York Stock Exchange
3.125% Notes due 2033	PM33	New York Stock Exchange
2.000% Notes due 2036	PM36	New York Stock Exchange
1.875% Notes due 2037	PM37A	New York Stock Exchange
6.375% Notes due 2038	PM38	New York Stock Exchange
4.375% Notes due 2041	PM41	New York Stock Exchange
4.500% Notes due 2042	PM42	New York Stock Exchange
3.875% Notes due 2042	PM42A	New York Stock Exchange
4.125% Notes due 2043	PM43	New York Stock Exchange
4.875% Notes due 2043	PM43A	New York Stock Exchange
4.250% Notes due 2044	PM44	New York Stock Exchange
At July 22, 2019, there were 1,555,839,852 shares outstanding of the registrant’s common stock, no par value per share.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Revenues including excise taxes	$37,692	$39,526
Excise taxes on products	23,242	24,904
Net revenues	14,450	14,622
Cost of sales	5,130	5,359
Gross profit	9,320	9,263
Marketing, administration and research costs (Notes 19 & 20)	4,048	3,701
Amortization of intangibles	35	43
Operating income	5,237	5,519
Interest expense, net	302	395
Pension and other employee benefit costs (Note 3)	41	12
Earnings before income taxes	4,894	5,112
Provision for income taxes	1,035	1,203
Equity investments and securities (income)/loss, net	(41)	(33)
Net earnings	$3,900	$3,942
Net earnings attributable to noncontrolling interests	227	188
Net earnings attributable to PMI	$3,673	$3,754
Per share data (Note 6):
Basic earnings per share	$2.36	$2.41
Diluted earnings per share	$2.36	$2.41

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended June 30,
	2019	2018
Revenues including excise taxes	$19,987	$21,100
Excise taxes on products	12,288	13,374
Net revenues	7,699	7,726
Cost of sales	2,665	2,744
Gross profit	5,034	4,982
Marketing, administration and research costs (Notes 19)	1,831	1,868
Amortization of intangibles	16	21
Operating income	3,187	3,093
Interest expense, net	150	168
Pension and other employee benefit costs (Note 3)	20	6
Earnings before income taxes	3,017	2,919
Provision for income taxes	611	644
Equity investments and securities (income)/loss, net	(30)	(20)
Net earnings	2,436	2,295
Net earnings attributable to noncontrolling interests	117	97
Net earnings attributable to PMI	$2,319	$2,198
Per share data (Note 6):
Basic earnings per share	$1.49	$1.41
Diluted earnings per share	$1.49	$1.41

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Net earnings	$3,900	$3,942
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of ($67) in 2019 and ($27) in 2018	351	(545)
(Gains)/losses transferred to earnings - deconsolidation of RBH, net of income taxes of $- in 2019 and $- in 2018 (Note 20)	502	—
Change in net loss and prior service cost:
Net gains (losses) and prior service costs, net of income taxes of $135 in 2019 and $- in 2018	135	—
Amortization of net losses, prior service costs and net transition costs, net of income taxes of ($30) in 2019 and ($21) in 2018	119	100
(Gains)/losses transferred to earnings - deconsolidation of RBH, net of income taxes of ($15) in 2019 and $- in 2018 (Note 20)	27	—
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $3 in 2019 and $1 in 2018	(20)	(11)
(Gains) losses transferred to earnings, net of income taxes of $3 in 2019 and $- in 2018	(25)	6
Total other comprehensive earnings (losses)	1,089	(450)
Total comprehensive earnings	4,989	3,492
Less comprehensive earnings attributable to:
Noncontrolling interests	256	111
Comprehensive earnings attributable to PMI	$4,733	$3,381

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended June 30,
	2019	2018
Net earnings	$2,436	$2,295
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $61 in 2019 and ($219) in 2018	65	(174)
Change in net loss and prior service cost:
Net gains (losses) and prior service costs, net of income taxes of $135 in 2019 and $- in 2018	135	—
Amortization of net losses, prior service costs and net transition costs, net of income taxes of ($26) in 2019 and ($10) in 2018	56	50
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $2 in 2019 and ($9) in 2018	(19)	53
(Gains) losses transferred to earnings, net of income taxes of $2 in 2019 and $1 in 2018	(21)	4
Total other comprehensive earnings (losses)	216	(67)
Total comprehensive earnings	2,652	2,228
Less comprehensive earnings attributable to:
Noncontrolling interests	147	55
Comprehensive earnings attributable to PMI	$2,505	$2,173

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$4,008	$6,593
Trade receivables (less allowances of $25 in 2019 and $25 in 2018)	3,506	2,950
Other receivables	568	614
Inventories:
Leaf tobacco	2,248	2,318
Other raw materials	1,584	1,405
Finished product	4,423	5,081
	8,255	8,804
Other current assets	826	481
Total current assets	17,163	19,442
Property, plant and equipment, at cost	14,534	14,557
Less: accumulated depreciation	7,617	7,356
	6,917	7,201
Goodwill (Note 4)	5,828	7,189
Other intangible assets, net (Note 4)	2,130	2,278
Investments in unconsolidated subsidiaries and equity securities (Notes 11&14)	4,665	1,269
Deferred income taxes	1,042	977
Other assets	2,178	1,445
TOTAL ASSETS	$39,923	$39,801

See notes to condensed consolidated financial statements.
Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share data)
(Unaudited)

	June 30, 2019	December 31, 2018
LIABILITIES
Short-term borrowings (Note 10)	$269	$730
Current portion of long-term debt (Note 10)	4,762	4,054
Accounts payable	1,708	2,068
Accrued liabilities:
Marketing and selling	636	732
Taxes, except income taxes	5,780	5,088
Employment costs	748	794
Dividends payable	1,784	1,783
Other	1,765	1,366
Income taxes	594	576
Total current liabilities	18,046	17,191
Long-term debt (Note 10)	24,858	26,975
Deferred income taxes	786	898
Employment costs	2,952	3,083
Income taxes and other liabilities	2,690	2,393
Total liabilities	49,332	50,540
Contingencies (Note 8)
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2019 and 2018)	—	—
Additional paid-in capital	1,948	1,939
Earnings reinvested in the business	31,128	31,014
Accumulated other comprehensive losses	(9,051)	(10,111)
	24,025	22,842
Less: cost of repurchased stock (553,488,723 and 554,736,610 shares in 2019 and 2018, respectively)	35,224	35,301
Total PMI stockholders’ deficit	(11,199)	(12,459)
Noncontrolling interests	1,790	1,720
Total stockholders’ deficit	(9,409)	(10,739)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$39,923	$39,801

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2019		2018
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$3,900		$3,942

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	472		488
Deferred income tax (benefit) provision	(125)		(45)
Cash effects of changes in:
Receivables, net	(773)		(65)
Inventories	386		(526)
Accounts payable	(101)		(128)
Accrued liabilities and other current assets	542		2,023
Income taxes	(101)		(360)
Pension plan contributions	(71)		(41)
Other	554	(1)	85
Net cash provided by operating activities	4,683		5,373

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(502)		(774)
Investments in unconsolidated subsidiaries and equity securities	(28)		(30)
Deconsolidation of RBH (Note 20)	(1,346)	(2)	—
Net investment hedges	116		77
Other	11		44
Net cash used in investing activities	(1,749)		(683)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Short-term borrowing activity by original maturity:
Net issuances (repayments) - maturities of 90 days or less	$(429)	$119
Issuances - maturities longer than 90 days	989	—
Repayments - maturities longer than 90 days	(989)	—
Long-term debt proceeds	1,628	—
Long-term debt repaid	(2,971)	(2,483)
Dividends paid	(3,557)	(3,332)
Sale (purchase) of subsidiary shares to/(from) noncontrolling interests (Note 17)	45	(85)
Other	(271)	(234)
Net cash used in financing activities	(5,555)	(6,015)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	14	(529)

Cash, cash equivalents and restricted cash(3):
Increase (Decrease)	(2,607)	(1,854)
Balance at beginning of period	6,620	8,476
Balance at end of period	$4,013	$6,622

(1) Includes the Loss on Deconsolidation of RBH ($239 million), the Canadian tobacco litigation-related charge ($194 million) and the Asset impairment and exit cost charge ($43 million) that were included in marketing, administration and research costs in the condensed consolidated statements of earnings for the six months ended June 30, 2019. For further details on these charges, see Note 19. Asset Impairment and Exit Costs and Note 20. Deconsolidation of RBH.

(2) Includes deconsolidation of RBH cash and cash equivalents of $1,323 million and restricted cash of $23 million.

(3) The amounts for cash and cash equivalents shown above include restricted cash of $5 million and $35 million as of June 30, 2019 and 2018, respectively, and $27 million and $29 million as of December 31, 2018, and 2017, respectively, which were included in other current assets in the condensed consolidated balance sheets.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Six Months Ended June 30, 2019 and 2018
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, January 1, 2018	$—	$1,972	$29,859	$(8,535)	$(35,382)	$1,856	$(10,230)
Net earnings			3,754			188	3,942
Other comprehensive earnings (losses), net of income taxes				(369)		(81)	(450)
Issuance of stock awards		4			76		80
Dividends declared ($2.21 per share)			(3,445)				(3,445)
Payments to noncontrolling interests						(214)	(214)
Adoption of new accounting standards			238				238
Other (Note 17)		(83)		(4)		(2)	(89)
Balances, June 30, 2018	$—	$1,893	$30,406	$(8,908)	$(35,306)	$1,747	$(10,168)
Balances, January 1, 2019	$—	$1,939	$31,014	$(10,111)	$(35,301)	$1,720	$(10,739)
Net earnings			3,673			227	3,900
Other comprehensive earnings (losses), net of income taxes				531		29	560
Issuance of stock awards		9			77		86
Dividends declared ($2.28 per share)			(3,559)				(3,559)
Payments to noncontrolling interests						(231)	(231)
Deconsolidation of RBH (Note 20)				529			529
Other		—		—		45	45
Balances, June 30, 2019	$—	$1,948	$31,128	$(9,051)	$(35,224)	$1,790	$(9,409)

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Three Months Ended June 30, 2019 and 2018
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, April 1, 2018	$—	$1,856	$29,985	$(8,883)	$(35,308)	$1,868	$(10,482)
Net earnings			2,198			97	2,295
Other comprehensive earnings (losses), net of income taxes				(25)		(42)	(67)
Issuance of stock awards		33			2		35
Dividends declared ($1.14 per share)			(1,777)				(1,777)
Payments to noncontrolling interests						(178)	(178)
Other		4				2	6
Balances, June 30, 2018	$—	$1,893	$30,406	$(8,908)	$(35,306)	$1,747	$(10,168)
Balances, April 1, 2019	$—	$1,907	$30,588	$(9,237)	$(35,226)	$1,783	$(10,185)
Net earnings			2,319			117	2,436
Other comprehensive earnings (losses), net of income taxes				186		30	216
Issuance of stock awards		41			2		43
Dividends declared ($1.14 per share)			(1,779)				(1,779)
Payments to noncontrolling interests						(185)	(185)
Other						45	45
Balances, June 30, 2019	$—	$1,948	$31,128	$(9,051)	$(35,224)	$1,790	$(9,409)

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

Note 2. Stock Plans:

In May 2017, PMI’s shareholders approved the Philip Morris International Inc. 2017 Performance Incentive Plan (the “2017 Plan”). Under the 2017 Plan, PMI may grant to eligible employees restricted shares and restricted share units, performance-based cash incentive awards and performance-based equity awards. Up to 25 million shares of PMI’s common stock may be issued under the 2017 Plan. At June 30, 2019, shares available for grant under the 2017 Plan were 20,181,460.

In May 2017, PMI’s shareholders also approved the Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors (the “2017 Non-Employee Directors Plan”). A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the 2017 Non-Employee Directors Plan. At June 30, 2019, shares available for grant under the plan were 954,084.

Restricted share unit (RSU) awards

During the six months ended June 30, 2019 and 2018, shares granted to eligible employees and the weighted-average grant date fair value per share related to RSU awards were as follows:

	Number of Shares Granted	Weighted-Average Grant Date Fair Value Per RSU Award Granted
2019	1,643,780	$ 77.18
2018	1,257,380	$ 100.70

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Compensation expense related to RSU awards was as follows:

Compensation Expense Related to RSU Awards
(in millions)	For the Six Months Ended June 30,	For the Three Months Ended June 30,
2019	$ 64	$ 28
2018	$ 63	$ 25

As of June 30, 2019, PMI had $176 million of total unrecognized compensation cost related to non-vested RSU awards. The cost is recognized over the original restriction period of the awards, which is typically three years after the date of the award, or upon death, disability or reaching the age of 58.

During the six months ended June 30, 2019, 1,050,536 RSU awards vested. The grant date fair value of all the vested awards was approximately $94 million. The total fair value of RSU awards that vested during the six months ended June 30, 2019 was approximately $89 million.

Performance share unit (PSU) awards

During the six months ended June 30, 2019 and 2018, PMI granted PSU awards to certain executives. The PSU awards require the achievement of certain performance factors, which are predetermined at the time of grant, typically over a three-year performance cycle with performance metrics for such PSUs consisting of PMI’s Total Shareholder Return (TSR) relative to a predetermined peer group and on an absolute basis (50% weight), PMI’s currency-neutral compound annual adjusted operating income growth rate, excluding acquisitions (30% weight), and PMI’s performance against specific measures of PMI’s transformation (20% weight). The aggregate of the weighted performance factors for the three metrics determines the percentage of PSUs that will vest at the end of the three-year performance cycle. The minimum percentage of such PSUs that can vest is zero, with a target percentage of 100 and a maximum percentage of 200. Each such vested PSU entitles the participant to one share of common stock. An aggregate weighted PSU performance factor of 100 will result in the targeted number of PSUs being vested. At the end of the performance cycle, participants are entitled to an amount equivalent to the accumulated dividends paid on common stock during the performance cycle for the number of shares earned.

During the six months ended June 30, 2019 and 2018, shares granted to eligible employees and the grant date fair value per share related to PSU awards were as follows:

	Number of Shares Granted	PSU Grant Date Fair Value Subject to Other Performance Factors Per Share	PSU Grant Date Fair Value Subject to TSR Performance Factor Per Share
2019	625,200	$ 77.20	$ 83.59
2018	401,500	$ 100.69	$ 118.98

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Compensation expense related to PSU awards was as follows:

Compensation Expense Related to PSU Awards
(in millions)	For the Six Months Ended June 30,	For the Three Months Ended June 30,
2019	$ 33	$ 15
2018	$ 30	$ 9

As of June 30, 2019, PMI had $51 million of total unrecognized compensation cost related to non-vested PSU awards. The cost is recognized over the performance cycle of the awards, or upon death, disability or reaching the age of 58.

During the six months ended June 30, 2019, 330,616 PSU awards vested. The grant date fair value of all the vested awards was approximately $32 million. The total fair value of PSU awards that vested during the six months ended June 30, 2019 was approximately $28 million.

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

Pension and other employee benefit costs per the condensed consolidated statements of earnings consisted of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2019	2018	2019	2018
Net pension costs (income)	$(10)	$(33)	$(5)	$(17)
Net postemployment costs	47	39	23	20
Net postretirement costs	4	6	2	3
Total pension and other employee benefit costs	$41	$12	$20	$6

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	Pension (1)
	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2019	2018	2019	2018
Service cost	$107	$107	$53	$54
Interest cost	60	58	31	30
Expected return on plan assets	(165)	(182)	(86)	(95)
Amortization:
Net loss	95	90	50	47
Prior service cost	—	1	—	1
Net periodic pension cost	$97	$74	$48	$37
(1) Primarily non-U.S. based defined benefit retirement plans.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Employer Contributions
PMI makes, and plans to make, contributions, to the extent that they are tax deductible and to meet specific funding requirements of its funded pension plans. Employer contributions of $71 million were made to the pension plans during the six months ended June 30, 2019. Currently, PMI anticipates making additional contributions during the remainder of 2019 of approximately $57 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest and currency rates.

Note 4. Goodwill and Other Intangible Assets, net:

The movements in goodwill were as follows:

(in millions)	European Union	Eastern Europe	Middle East & Africa	South & Southeast Asia	East Asia & Australia	Latin America & Canada	Total
Balances, December 31, 2018	$1,357	$303	$87	$2,795	$536	$2,111	$7,189
Changes due to:
Currency	(2)	—	2	57	9	36	102
Deconsolidation of RBH						(1,463)	(1,463)
Balances, June 30, 2019	$1,355	$303	$89	$2,852	$545	$684	$5,828

At June 30, 2019, goodwill primarily reflects PMI’s acquisitions in Colombia, Greece, Indonesia, Mexico, Pakistan and Serbia, as well as the business combination in the Philippines.

For details on the deconsolidation of RBH, see Note 20. Deconsolidation of RBH.

Details of other intangible assets were as follows:

		June 30, 2019			December 31, 2018
(in millions)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizable intangible assets		$1,301		$1,301	$1,269		$1,269
Amortizable intangible assets:
Trademarks	18 years	1,221	$502	719	1,488	$608	880
Distribution networks	8 years	112	68	44	141	82	59
Other*	10 years	107	41	66	107	37	70
Total other intangible assets		$2,741	$611	$2,130	$3,005	$727	$2,278
* Includes farmer contracts and intellectual property rights

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia and Mexico. The increase since December 31, 2018 was due to currency movements of $32 million.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The decrease in the gross carrying amount of amortizable intangible assets from December 31, 2018 was mainly due to the deconsolidation of RBH's trademarks of ($275 million) and distribution network of ($29 million), partially offset by currency movements of $10 million.

The change in the accumulated amortization from December 31, 2018 was mainly due to the deconsolidation of RBH's trademarks of ($133 million) and distribution network of ($18 million), partially offset by the 2019 amortization of $35 million.

Amortization expense for each of the next five years is estimated to be $67 million or less, assuming no additional transactions occur that require the amortization of intangible assets.

During the second quarter of 2019, PMI completed its annual review of goodwill and non-amortizable intangible assets for potential impairment, and no impairment charges were required as a result of this review.

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

PMI uses deliverable and non-deliverable forward foreign exchange contracts, foreign currency swaps and foreign currency options, collectively referred to as foreign exchange contracts ("foreign exchange contracts"), and interest rate contracts to mitigate its exposure to changes in exchange and interest rates from third-party and intercompany actual and forecasted transactions. Both foreign exchange contracts and interest rate contracts are collectively referred to as derivative contracts ("derivative contracts"). The primary currencies to which PMI is exposed include the Australian dollar, Euro, Indonesian rupiah, Japanese yen, Mexican peso, Philippine peso, Russian ruble, Swiss franc and Turkish lira. At June 30, 2019, PMI had contracts with aggregate notional amounts of $28.1 billion of which $5.7 billion related to cash flow hedges, $11.3 billion related to hedges of net investments in foreign operations and $11.1 billion related to other derivatives that primarily offset currency exposures on intercompany financing.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The fair value of PMI’s derivative contracts included in the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, were as follows:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
(in millions)	Balance Sheet Classification	At June 30, 2019	At December 31, 2018	Balance Sheet Classification	At June 30, 2019	At December 31, 2018
Derivative contracts designated as hedging instruments	Other current assets	$275	$54	Other accrued liabilities	$66	$47
	Other assets	38	99	Other liabilities	491	525
Derivative contracts not designated as hedging instruments	Other current assets	64	67	Other accrued liabilities	79	46
	Other assets	—	—	Other liabilities	27	13
Total derivatives		$377	$220		$663	$631

For the six months and three months ended June 30, 2019 and 2018, PMI's cash flow and net investment hedging instruments impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Six Months Ended June 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings
	2019	2018		2019	2018
Derivatives in Cash Flow Hedging Relationship
Derivative contracts	$(23)	$(12)
			Net revenues	$29	$(7)
			Cost of sales	—	—
			Marketing, administration and research costs	1	(3)
			Interest expense, net	(2)	(3)
Derivatives in Net Investment Hedging Relationship
Derivative contracts	145	138
Total	$122	$126		$28	$(13)

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(pre-tax, in millions)	For the Three Months Ended June 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings
	2019	2018		2019	2018
Derivatives in Cash Flow Hedging Relationship
Derivative contracts	$(21)	$62
			Net revenues	$19	$2
			Cost of sales	—	—
			Marketing, administration and research costs	4	(11)
			Interest expense, net	—	(1)
Derivatives in Net Investment Hedging Relationship
Derivative contracts	(66)	746
Total	$(87)	$808		$23	$(10)

Cash Flow Hedges

PMI has entered into derivative contracts to hedge the foreign currency exchange and interest rate risks related to certain forecasted transactions. Gains and losses associated with qualifying cash flow hedge contracts is deferred as a component of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. As of June 30, 2019, PMI has hedged forecasted transactions for periods not exceeding the next eighteen months with the exception of one derivative contract that expires in May 2024. The impact of these hedges is primarily included in operating cash flows on PMI’s condensed consolidated statements of cash flows.

Hedges of Net Investments in Foreign Operations

PMI designates certain foreign currency denominated debt and derivative contracts as net investment hedges, primarily of its Euro net assets. For the six months ended June 30, 2019 and 2018, these hedges of net investments resulted in gains (losses), net of income taxes, of $173 million and $303 million, respectively, principally related to changes in the exchange rates between the Euro and U.S. dollar. For the three months ended June 30, 2019 and 2018, these hedges of net investments resulted in gains (losses), net of income taxes, of $(118) million and $1,060 million, respectively, principally related to changes in the exchange rates between the Euro and U.S. dollar. These gains (losses) were reported as a component of accumulated other comprehensive losses within currency translation adjustments, and were substantially offset by the losses and gains generated on the underlying assets. For the six months ended June 30, 2019 and 2018, the gains for amounts excluded from the effectiveness testing recognized in earnings were $117 million and $135 million, respectively. For the three months ended June 30, 2019 and 2018, the gains for amounts excluded from the effectiveness testing recognized in earnings were $61 million and $68 million, respectively. These gains were accounted for in interest expense, net, on the condensed consolidated statement of earnings. The premiums paid for, and settlements of, net investment hedges are included in investing cash flows on PMI’s condensed consolidated statements of cash flows.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other Derivatives

PMI has entered into derivative contracts to hedge the foreign currency exchange and interest rate risks related to intercompany loans between certain subsidiaries, and third-party loans. While effective as economic hedges, no hedge accounting is applied for these contracts; therefore, the unrealized gains (losses) relating to these contracts are reported in marketing, administration and research costs in PMI’s condensed consolidated statements of earnings. For the six months ended June 30, 2019 and 2018, the gains (losses) from contracts for which PMI did not apply hedge accounting were $(61) million and $334 million, respectively. For the three months ended June 30, 2019 and 2018, the gains (losses) from contracts for which PMI did not apply hedge accounting were $(54) million and $239 million, respectively. The gains (losses) from these contracts substantially offset the losses and gains generated by the underlying intercompany and third-party loans being hedged.

For the six months and three months ended June 30, 2019 and 2018, these items impacted the consolidated statement of earnings as follows:

(pre-tax, in millions)	For the Three Months Ended June 30,
Derivatives not Designated as Hedging Instruments	Statement of Earnings Classification of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Earnings
		For the Six Months Ended June 30,		For the Three Months Ended June 30,
		2019	2018	2019	2018
Derivative contracts

	Interest expense, net	$48	$10	$31	$23
Total		$48	$10	$31	$23

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses

Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2019	2018	2019	2018
Gain/(loss) at beginning of period	$35	$42	$30	$(20)
Derivative (gains)/losses transferred to earnings	(25)	6	(21)	4
Change in fair value	(20)	(11)	(19)	53
Gain/(loss) as of June 30,	$(10)	$37	$(10)	$37

At June 30, 2019, PMI expects $10 million of derivative losses that are included in accumulated other comprehensive losses to be reclassified to the condensed consolidated statement of earnings within the next 12 months. These losses are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.
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
Fair Value
See Note 11. Fair Value Measurements and Note 13. Balance Sheet Offsetting for additional discussion of derivative financial instruments.

Note 6. Earnings Per Share:
Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2019	2018	2019	2018
Net earnings attributable to PMI	$3,673	$3,754	$2,319	$2,198
Less distributed and undistributed earnings attributable to share-based payment awards	8	8	5	5
Net earnings for basic and diluted EPS	$3,665	$3,746	$2,314	$2,193
Weighted-average shares for basic EPS	1,556	1,554	1,556	1,555
Plus contingently issuable performance stock units (PSUs)	—	—	—	—
Weighted-average shares for diluted EPS	1,556	1,554	1,556	1,555

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Segment data were as follows:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2019	2018	2019	2018
Net revenues:
European Union	$4,736	$4,491	$2,577	$2,503
Eastern Europe	1,401	1,327	822	760
Middle East & Africa	1,931	1,983	1,004	1,022
South & Southeast Asia	2,361	2,237	1,248	1,156
East Asia & Australia	2,842	3,069	1,521	1,478
Latin America & Canada	1,179	1,515	527	807
Net revenues	$14,450	$14,622	$7,699	$7,726
Operating income (loss):
European Union	$2,091	$1,917	$1,195	$1,177
Eastern Europe	385	412	256	261
Middle East & Africa	785	777	441	403
South & Southeast Asia	932	869	492	440
East Asia & Australia	1,069	1,013	642	498
Latin America & Canada	(25)	531	161	314
Operating income	$5,237	$5,519	$3,187	$3,093

Items affecting the comparability of results from operations were as follows:

•	Asset impairment and exit costs - See Note 19. Asset Impairment and Exit Costs for a breakdown of these costs by segment.

•
Canadian tobacco litigation-related expense - See Note 8. Contingencies and Note 20. Deconsolidation of RBH for details of the $194 million pre-tax charge included in the Latin America & Canada segment for the six months ended June 30, 2019.

•	Loss on deconsolidation of RBH - See Note 20. Deconsolidation of RBH for details of the $239 million loss included in the Latin America & Canada segment for the six months ended June 30, 2019.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

PMI's net revenues by product category were as follows:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2019	2018	2019	2018
Net revenues:
Combustible products:
European Union	$3,961	$4,157	$2,149	$2,321
Eastern Europe	1,110	1,222	640	695
Middle East & Africa	1,746	1,794	918	910
South & Southeast Asia	2,361	2,237	1,248	1,156
East Asia & Australia	1,394	1,559	756	822
Latin America & Canada	1,168	1,506	522	802
Total combustible products	$11,741	$12,475	$6,233	$6,706
Reduced-risk products:
European Union	$775	$334	$428	$182
Eastern Europe	291	105	182	65
Middle East & Africa	185	189	86	112
South & Southeast Asia	—	—	—	—
East Asia & Australia	1,448	1,510	765	656
Latin America & Canada	11	9	5	5
Total reduced-risk products	$2,709	$2,147	$1,466	$1,020

Total PMI net revenues	$14,450	$14,622	$7,699	$7,726

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

Net revenues related to reduced-risk products refer to the operating revenues generated from the sale of these products, including shipping and handling charges billed to customers, net of sales and promotion incentives, and excise taxes. These net revenue amounts consist of the sale of PMI's heated tobacco units, IQOS devices and related accessories, and other nicotine-containing products, which primarily include PMI's e-vapor products.

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
CCAA Proceedings and Stay of Tobacco-Related Cases Pending in Canada
As a result of the Court of Appeal of Quebec’s decision in both the Létourneau and Blais cases described below, our subsidiary, Rothmans, Benson & Hedges Inc. (“RBH”), and the other defendants, JTI Macdonald Corp., and Imperial Tobacco Canada Limited, sought protection in the Ontario Superior Court of Justice under the Companies’ Creditors Arrangement Act (“CCAA”) on March 22, March 8, and March 12, respectively. CCAA is a Canadian federal law that permits a Canadian business to restructure its affairs while carrying on its business in the ordinary course. The initial CCAA order made by the Ontario Superior Court on March 22, 2019 authorizes RBH to pay all expenses incurred in carrying on its business in the ordinary course after the CCAA filing, including obligations to employees, vendors, and suppliers. As further described in Note 20. Deconsolidation of RBH, RBH is now deconsolidated from our consolidated financial statements. As part of the CCAA proceedings, there is currently a comprehensive stay up to and including October 4, 2019 of all tobacco-related litigation pending in Canada against RBH and the other defendants, including PMI and our indemnitees (PM USA and Altria), namely, the smoking and health class actions filed in various Canadian provinces and health care cost recovery actions. These proceedings are presented below under the caption “Stayed Litigation — Canada.” Ernst & Young Inc. has been appointed as monitor of RBH in the CCAA proceedings. In accordance with the CCAA process, as the parties work towards a plan of arrangement or compromise, it is anticipated that the court will set additional hearings and further extend the stay of proceedings. On April 17, 2019, the Ontario Superior Court ruled that RBH and the other defendants will not be allowed to file an application to the Supreme Court of Canada for leave to appeal the Court of Appeal’s decision in the Létourneau and the Blais cases so long as the comprehensive stay of all tobacco-related litigation in Canada remains in effect and that the time period to file the application would be extended by the stay period. While RBH believes that the findings of liability and damages in both Létourneau and the Blais cases were incorrect, the CCAA proceedings will provide a forum for RBH to seek resolution through a plan of arrangement or compromise of all tobacco-related litigation pending in Canada. It is not possible to predict the resolution of the underlying legal proceedings or the length of the CCAA process.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stayed Litigation — Canada

Smoking and Health Litigation — Canada

In the first class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI-Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, RBH and other Canadian manufacturers (Imperial Tobacco Canada Ltd. and JTI-Macdonald Corp.) are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, sought compensatory and punitive damages for each member of the class who allegedly suffers from certain smoking-related diseases. The class was certified in 2005. The trial court issued its judgment on May 27, 2015. The trial court found RBH and two other Canadian manufacturers liable and found that the class members’ compensatory damages totaled approximately CAD 15.5 billion, including pre-judgment interest (approximately $11.8 billion). The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion, including pre-judgment interest (approximately $2.37 billion)). In addition, the trial court awarded CAD 90,000 (approximately $68,780) in punitive damages, allocating CAD 30,000 (approximately $22,930) to RBH. The trial court estimated the disease class at 99,957 members. RBH appealed to the Court of Appeal of Quebec. In October 2015, the Court of Appeal ordered RBH to furnish security totaling CAD 226 million (approximately $172.7 million) to cover both the Létourneau and Blais cases, which RBH has paid in installments through March 2017. The Court of Appeal ordered Imperial Tobacco Canada Ltd. to furnish security totaling CAD 758 million (approximately $579.3 million) in installments through June 2017. JTI Macdonald Corp. was not required to furnish security in accordance with plaintiffs’ motion. The Court of Appeal ordered that the security is payable upon a final judgment of the Court of Appeal affirming the trial court’s judgment or upon further order of the Court of Appeal. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court’s findings of liability and the compensatory and punitive damages award while reducing the total amount of compensatory damages to approximately CAD 13.5 billion including interest (approximately $10.3 billion) due to the trial court’s error in the calculation of interest. The compensatory damages award is on a joint and several basis with an allocation of 20% to RBH (approximately CAD 2.7 billion, including pre-judgment interest (approximately $2.06 billion)). The Court of Appeal upheld the trial court’s findings that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking and by conspiring to prevent consumers from learning of the dangers of smoking. The Court of Appeal further held that the plaintiffs either need not prove, or had adequately proven, that these faults were a cause of the class members’ injuries. In accordance with the judgment, defendants are required to deposit their respective portions of the damages awarded in both the Létourneau case described below and the Blais case, approximately CAD 1.1 billion (approximately $840.7 million), into trust accounts within 60 days. RBH’s share of the deposit is approximately CAD 257 million (approximately $196.4 million). PMI recorded a pre-tax charge of $194 million in its consolidated results, representing $142 million net of tax, as tobacco litigation-related expense, in the first quarter of 2019. The charge reflects PMI’s assessment of the portion of the judgment that represents probable and estimable loss prior to the deconsolidation of RBH and corresponds to the trust account deposit required by the judgment.

In the second class action pending in Canada, Cecilia Létourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI-Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, RBH and other Canadian manufacturers (Imperial Tobacco Canada Ltd. and JTI-Macdonald Corp.) are defendants.  The plaintiff, an individual smoker, sought compensatory and punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005. The trial court issued its judgment on May 27, 2015. The trial court found RBH and two other Canadian manufacturers liable and awarded a total of CAD 131 million (approximately $100.1 million) in punitive damages, allocating CAD 46 million (approximately $35.2 million) to RBH. The trial court estimated the size of the addiction class at 918,000 members but declined to award compensatory damages to the addiction class because the evidence did not establish the claims with sufficient accuracy. The trial court found that a claims process to allocate the awarded punitive damages to individual class members would be too expensive and difficult to administer. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court’s findings of liability and the total amount of punitive damages awarded allocating CAD 57 million including interest (approximately $43.6 million) to RBH. See the Blais description above and Note 20. Deconsolidation of RBH below for further detail concerning the security order pertaining to both Létourneau and Blais cases and the impact of the decision on PMI’s financial statements.

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

__________
The table below lists the number of tobacco-related cases pertaining to combustible products pending against us and/or our subsidiaries or indemnitees as of July 23, 2019, July 24, 2018 and July 25, 2017:¹

Type of Case	Number of Cases Pending as of July 23, 2019	Number of Cases Pending as of July 24, 2018	Number of Cases Pending as of July 25, 2017
Individual Smoking and Health Cases	52	65	68
Smoking and Health Class Actions	10	11	11
Health Care Cost Recovery Actions	17	16	16
Label-Related Class Actions	1	1	—
Individual Label-Related Cases	6	1	1
Public Civil Actions	2	2	2

Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 495 Smoking and Health, Label-Related, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Thirteen cases have had decisions in favor of plaintiffs. Nine of these cases have subsequently reached final resolution in our favor and four remain on appeal.

The table below lists the verdict and significant post-trial developments in the four pending cases where a verdict was returned in favor of the plaintiff:

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
February 2004	Brazil/The Smoker Health Defense Association	Class Action
The Civil Court of São Paulo found defendants liable without hearing evidence. In April 2004, the court awarded “moral damages” of R$1,000 (approximately $267) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not assess actual damages, which were to be assessed in a second phase of the case. The size of the class was not defined in the ruling.

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
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Blais class on liability and found the class members’ compensatory damages totaled approximately CAD 15.5 billion (approximately $11.8 billion), including pre-judgment interest. The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion including pre-judgment interest (approximately $2.37 billion)). The trial court awarded CAD 90,000 (approximately $68,780) in punitive damages, allocating CAD 30,000 (approximately $22,930) to our subsidiary. The trial court ordered defendants to pay CAD 1 billion (approximately $764.3 million) of the compensatory damage award, CAD 200 million (approximately $152.9 million) of which is our subsidiary’s portion, into a trust within 60 days.

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
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Létourneau class on liability and awarded a total of CAD 131 million (approximately $100.1 million) in punitive damages, allocating CAD 46 million (approximately $35.2 million) to RBH. The trial court ordered defendants to pay the full punitive damage award into a trust within 60 days. The court did not order the payment of compensatory damages.

In June 2015, RBH commenced the appellate process with the Court of Appeal of Quebec. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court's decision. (See “Stayed Litigation — Canada” for further detail.)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
August 5, 2016	Argentina/Hugo Lespada	Individual Action
On August 5, 2016, the Civil Court No. 14 - Mar del Plata, issued a verdict in favor of plaintiff, an individual smoker, and awarded him ARS 110,000 (approximately $2,592), plus interest, in compensatory and moral damages. The trial court found that our subsidiary failed to warn plaintiff of the risk of becoming addicted to cigarettes.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of July 23, 2019, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•
52 cases brought by individual plaintiffs in Argentina (32), Brazil (7), Canada (2), Chile (4), Costa Rica (1), Italy (1), the Philippines (1), Poland (2), Turkey (1) and Scotland (1), compared with 65 such cases on July 24, 2018, and 68 cases on July 25, 2017; and

•	10 cases brought on behalf of classes of individual plaintiffs in Brazil (1) and Canada (9), compared with 11 such cases on July 24, 2018 and 11 such cases on July 25, 2017.

The class actions pending in Canada are described above under the caption “Smoking and Health Litigation — Canada.”

In the class action pending in Brazil, The Smoker Health Defense Association (ADESF) v. Souza Cruz, S.A. and Philip Morris Marketing, S.A., Nineteenth Lower Civil Court of the Central Courts of the Judiciary District of São Paulo, Brazil, filed July 25, 1995, our subsidiary and another member of the industry are defendants. The plaintiff, a consumer organization, is seeking damages for all addicted smokers and former smokers, and injunctive relief. In 2004, the trial court found defendants liable without hearing evidence and awarded “moral damages” of R$1,000 (approximately $267) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class was not estimated. Defendants appealed to the São Paulo Court of Appeals, which annulled the ruling in November 2008, finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In May 2011, the trial court dismissed the claim. In February 2015, the appellate court unanimously dismissed plaintiff's appeal. In September 2015, plaintiff appealed to the Superior Court of Justice. In February 2017, the Chief Justice of the Superior Court of Justice denied plaintiff's appeal. In March 2017, plaintiff filed an en banc appeal to the Superior Court of Justice. In addition, the defendants filed a constitutional appeal to the Federal Supreme Tribunal on the basis that plaintiff did not have standing to bring the lawsuit. Both appeals are still pending.

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
As of July 23, 2019, there were 17 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Brazil (1), Canada (10), Korea (1) and Nigeria (5), compared with 16 such cases on July 24, 2018 and 16 such cases on July 25, 2017.

The health care cost recovery actions pending in Canada are described above under the caption “Health Care Cost Recovery Litigation — Canada.”
In the health care cost recovery case in Brazil, The Attorney General of Brazil v. Souza Cruz Ltda., et al., Federal Trial Court, Porto Alegre, Rio Grande do Sul, Brazil, filed May 21, 2019, we, our subsidiaries, and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past five years, payment of anticipated costs of treating future alleged smoking-related diseases, and moral damages. We and our subsidiaries have not been served with the complaint.
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

As of July 23, 2019, there were 6 label-related cases brought by individual plaintiffs in Italy (1) and Chile (5) pending against our subsidiaries, compared with 1 such case on July 24, 2018, and 1 such case on July 25, 2017, and one purported class action in Israel (1).

An individual plaintiff filed a purported class action certification motion, Aharon Ringer v. Philip Morris Ltd. and Globrands Ltd., on July 18, 2017, in the Central District Court of Israel. Our Israeli affiliate and an Israeli importer and distributor for other multinational tobacco companies are defendants. Plaintiff seeks to represent a class of smokers in Israel who have purchased cigarettes imported by defendants since July 18, 2010. Plaintiff estimates the class size to be 7,000,000 smokers. Plaintiff alleges that defendants misled consumers by not disclosing sufficient information about carbon monoxide, tar, and nicotine yields of, and tobacco contained in, the imported cigarettes. Plaintiff seeks various forms of relief, including an order for defendants to label cigarette packs in accordance with plaintiff’s demands, and damages for misleading consumers, breach of autonomy and unjust enrichment. Closing arguments regarding class certification are scheduled for September 2019.

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

As of July 23, 2019, there were 2 public civil actions pending against our subsidiaries in Argentina (1) and Venezuela (1), compared with 2 such cases on July 24, 2018, and 2 such cases on July 25, 2017.

In the public civil action in Argentina, Asociación Argentina de Derecho de Danos v. Massalin Particulares S.A., et al., Civil Court of Buenos Aires, Argentina, filed February 26, 2007, our subsidiary and another member of the industry are defendants. The plaintiff, a consumer association, seeks the establishment of a relief fund for reimbursement of medical costs associated with diseases allegedly caused by smoking. Our subsidiary filed its answer in September 2007. In March 2010, the case file was transferred to the Federal Court on Administrative Matters after the Civil Court granted plaintiff's request to add the national government as a co-plaintiff in the case. The case is currently awaiting a court decision on the merits.

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

Reduced-Risk Products

In Israel, an individual filed a purported class action certification motion, Adir Natan vs. Philip Morris Ltd., in June 2017 against our subsidiary with the Israeli District Court of Haifa related to the marketing of our Platform 1 product. In May 2019, plaintiff voluntarily withdrew the class certification motion, and the trial court dismissed the case with prejudice.

In Colombia, an individual filed a purported class action, Ana Ferrero Rebolledo vs. Philip Morris Colombia S.A., et al., in April 2019 against our subsidiaries with the Civil Court of Bogota related to the marketing of our Platform 1 product. Plaintiff alleges that our subsidiaries advertise the product in contravention of law and in a manner that misleads consumers by portraying the product in a positive light, and further asserts that the Platform 1 vapor contains many toxic compounds, creates a high level of dependence, and has damaging second-hand effects. Plaintiff seeks injunctive relief and damages on her behalf and on a behalf of two classes (class 1 - all Platform 1 consumers in Colombia who seek damages for the purchase price of the product and personal injuries related to the alleged addiction, and class 2 - all residents of the neighborhood where the advertising allegedly took place who seek damages for exposure to the alleged illegal advertising). Our subsidiaries have not been served with the complaint.

Other Litigation

The Department of Special Investigations of the government of Thailand ("DSI") conducted an investigation into alleged underpayment by our subsidiary, Philip Morris (Thailand) Limited ("PM Thailand"), of customs duties and excise taxes relating to imports from the Philippines covering the period 2003-2007. On January 18, 2016, the Public Prosecutor filed charges against our subsidiary and seven former and current employees in the Bangkok Criminal Court alleging that PM Thailand and the individual defendants jointly and with the intention to defraud the Thai government, under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries of cigarettes from the Philippines during the period of July 2003 to June 2006. The government is seeking a fine of approximately THB 80.8 billion (approximately $2.62 billion). In May 2017, the King of Thailand signed a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies. Trial in the case began in November 2017. In March 2018, acting on a request from the Public Prosecutor, the court suspended the trial proceedings indefinitely and struck the case from the court list. In June 2018, the court reinstated the case, and the trial resumed in May 2019.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The DSI also conducted an investigation into alleged underpayment by PM Thailand of customs duties and excise taxes relating to imports from Indonesia covering the period 2000-2003. On January 26, 2017, the Public Prosecutor filed charges against PM Thailand and its former Thai employee in the Bangkok Criminal Court alleging that PM Thailand and its former employee jointly and with the intention to defraud the Thai government under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries during the period from January 2002 to July 2003. The government is seeking a fine of approximately THB 19.8 billion (approximately $641 million). In May 2017, the King of Thailand signed a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law, and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and a Thai court. Trial in the case began in November 2018.

The South Korean Board of Audit and Inspection (“BAI”) conducted an audit of certain Korean government agencies and the tobacco industry into whether inventory movements ahead of the January 1, 2015 increase of cigarette-related taxes by tobacco companies, including Philip Morris Korea Inc. ("PM Korea"), our South Korean affiliate, were in compliance with South Korean tax laws.  In November 2016, the tax authorities completed their audit and assessed allegedly underpaid taxes and penalties.  In order to avoid nonpayment financial costs, PM Korea paid approximately KRW 272 billion (approximately $231 million), of which KRW 100 billion (approximately $84.9 million) was paid in 2016 and KRW 172 billion (approximately $146 million) was paid in the first quarter of 2017.  These amounts are included in other assets in the condensed consolidated balance sheets and in cash used in operating activities in the condensed consolidated statements of cash flows.  PM Korea is appealing the assessments. The tax authorities have also referred the matter to the Public Prosecutor. On June 19, 2018, the Public Prosecutor decided not to file criminal charges against PM Korea and/or other alleged co-offenders. The Public Prosecutor also decided not to prosecute PM Korea and its managing director in connection with a criminal complaint against them that had been filed by the South Korean Ministry of Strategy and Finance (“MOSF”). In the criminal complaint, the MOSF alleged that PM Korea exceeded the monthly product withdrawal limits that the MOSF had set in its notice. On March 5, 2019, the Supreme Prosecutor's Office dismissed both the tax authorities' and the MOSF's appeals on the decisions of the Public Prosecutor, concluding the criminal investigations in these matters.

A putative shareholder class action lawsuit, In re Philip Morris International Inc. Securities Litigation, is pending in the United States District Court for the Southern District of New York, purportedly on behalf of purchasers of Philip Morris International Inc. stock between July 26, 2016 and April 18, 2018.  The lawsuit names Philip Morris International Inc. and certain officers and employees as defendants and includes allegations that the defendants made false and/or misleading statements and/or failed to disclose information about PMI’s business, operations, financial condition, and prospects, related to product sales of, and alleged irregularities in clinical studies of, PMI’s Platform 1 product.  The lawsuit seeks various forms of relief, including damages. In November, 2018, the court consolidated three putative shareholder class action lawsuits with similar allegations previously filed in the Southern District of New York (namely, City of Westland Police and Fire Retirement System v. Philip Morris International Inc., et al, Greater Pennsylvania Carpenters’ Pension Fund v. Philip Morris International Inc., et al., and Gilchrist v. Philip Morris International Inc., et al.) into these proceedings. A putative shareholder class action lawsuit, Rubenstahl v. Philip Morris International Inc., et al., that had been previously filed in December, 2017 in the United States District Court for the District of New Jersey, was voluntarily dismissed by the plaintiff due to similar allegations in these proceedings. We believe that this lawsuit is without merit and intend to defend it vigorously.

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

PMI’s effective tax rates for the six months and three months ended June 30, 2019 were 21.1% and 20.3%, respectively. PMI’s effective tax rates for the six months and three months ended June 30, 2018 were 23.5% and 22.1%, respectively. The effective tax rate for the six months ended June 30, 2019 was favorably impacted by further clarifications related to the Tax Cuts and Jobs

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Act, the reversal of a deferred tax liability on the unremitted earnings of PMI's Canadian subsidiary, RBH ($49 million), and a reduction in estimated U.S. federal income tax on dividend repatriation for the years 2015-2018 ($67 million). PMI estimates that its full-year 2019 effective tax rate will be approximately 23%, excluding the discrete tax events mentioned above and the 2019 loss on deconsolidation of RBH, which is a significant unusual or infrequently occurring item. For further details, see Note 20. Deconsolidation of RBH. Changes in currency exchange rates, earnings mix by taxing jurisdiction or future regulatory developments may have an impact on the effective tax rates, which PMI monitors each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

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

Note 10. Indebtedness:
Short-term Borrowings:
PMI's short-term borrowings, consisting of bank loans to certain PMI subsidiaries at June 30, 2019 and commercial paper and bank loans to certain PMI subsidiaries at December 31, 2018, had a carrying value of $269 million and $730 million, respectively. The fair value of PMI’s short-term borrowings, based on current market interest rates, approximates carrying value.

Long-term Debt:
At June 30, 2019 and December 31, 2018, PMI’s long-term debt consisted of the following:

(in millions)	June 30, 2019	December 31, 2018
U.S. dollar notes, 1.875% to 6.375% (average interest rate 3.466%), due through 2044	$20,518	$20,819
Foreign currency obligations:
Euro notes, 0.625% to 3.125% (average interest rate 2.264%), due through 2037	7,743	8,656
Swiss franc notes, 0.750% to 2.000% (average interest rate 1.337%), due through 2024	1,177	1,374
Other (average interest rate 3.234%), due through 2024	182	180
	29,620	31,029
Less current portion of long-term debt	4,762	4,054
	$24,858	$26,975

Other foreign currency debt above includes mortgage debt in Switzerland and finance lease obligations at June 30, 2019 and December 31, 2018.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

PMI's debt issuances in the first six months of 2019 were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity

U.S. dollar notes	(a)	$900	2.875%	May 2019	May 2024
U.S. dollar notes	(b)	$750	3.375%	May 2019	August 2029
(a) Interest on these notes is payable semi-annually in arrears beginning in November 2019.
(b) Interest on these notes is payable semi-annually in arrears beginning in August 2019.

The net proceeds from the sale of the securities listed in the table above have been and will be used for general corporate purposes, including repayment of outstanding commercial paper and refinancing of outstanding 2.000% Notes due 2020 and outstanding Floating Rate Notes due 2020.

Credit Facilities:

On January 28, 2019, PMI entered into an agreement to extend the term of its $2.0 billion 364-day revolving credit facility from February 5, 2019, to February 4, 2020.

At June 30, 2019, PMI's total committed credit facilities were as follows:

(in billions)

Type	Committed Credit Facilities
364-day revolving credit, expiring February 4, 2020	$2.0
Multi-year revolving credit, expiring February 28, 2021	2.5
Multi-year revolving credit, expiring October 1, 2022	3.5
Total facilities	$8.0

At June 30, 2019, there were no borrowings under these committed credit facilities, and the entire committed amounts were available for borrowing.

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

Debt

The fair value of PMI’s outstanding debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. The aggregate carrying value of PMI’s debt, excluding short-term borrowings and $35 million of finance leases, was $29,585 million at June 30, 2019. The fair value of PMI’s outstanding debt, excluding the aforementioned short-term borrowings and finance leases, was classified within Level 1 and Level 2 in the table shown below.

The aggregate fair values of PMI’s equity securities, derivative financial instruments and debt as of June 30, 2019, were as follows:

(in millions)	Fair Value at June 30, 2019	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities	$281	$281	$—	$—
Derivative contracts	377	—	377	—
Total assets	$658	$281	$377	$—
Liabilities:
Debt	$31,624	$31,455	$169	$—
Derivative contracts	663	—	663	—
Total liabilities	$32,287	$31,455	$832	$—

Note 12. Accumulated Other Comprehensive Losses:
PMI’s accumulated other comprehensive losses, net of taxes, consisted of the following:

(in millions)	At June 30, 2019	At December 31, 2018	At June 30, 2018
Currency translation adjustments	$(5,676)	$(6,500)	$(6,229)
Pension and other benefits	(3,365)	(3,646)	(2,716)
Derivatives accounted for as hedges	(10)	35	37
Total accumulated other comprehensive losses	$(9,051)	$(10,111)	$(8,908)

Reclassifications from Other Comprehensive Earnings

The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement, including those related to the deconsolidation of RBH, are shown on the condensed consolidated statements of comprehensive earnings for the six months and three months ended June 30, 2019 and 2018. For additional information, see Note 3. Benefit Plans for disclosures related to PMI's pension and other benefits, Note 5. Financial Instruments for disclosures related to derivative financial instruments and Note 20. Deconsolidation of RBH for disclosures related to the deconsolidation of RBH.

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

The effects of these derivative financial instrument assets and liabilities on PMI's condensed consolidated balance sheets were as follows:

(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Received/Pledged	Net Amount

At June 30, 2019
Assets
Derivative contracts	$377	$—	$377	$(318)	$(48)	$11
Liabilities
Derivative contracts	$663	$—	$663	$(318)	$(303)	$42
At December 31, 2018
Assets
Derivative contracts	$220	$—	$220	$(124)	$(80)	$16
Liabilities
Derivative contracts	$631	$—	$631	$(124)	$(427)	$80

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 14. Investments in Unconsolidated Subsidiaries, Equity Securities and Other Related Parties:

Investments in unconsolidated subsidiaries:

At June 30, 2019 and December 31, 2018, PMI had total investments in unconsolidated subsidiaries of $1,074 million and $981 million, respectively, which were accounted for under the equity method of accounting. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses, dividends, capital contributions, changes in ownership interests and movements in currency translation adjustments. The carrying value of our equity method investments at June 30, 2019 and December 31, 2018 exceeded our share of the unconsolidated subsidiaries' book value by $903 million and $835 million, respectively. The difference between the investment carrying value and the amount of underlying equity in net assets, excluding $860 million and $793 million attributable to goodwill as of June 30, 2019 and December 31, 2018, respectively, is being amortized on a straight-line basis over the underlying assets' estimated useful lives of 10 to 20 years. At June 30, 2019 and December 31, 2018, PMI received year-to-date dividends from unconsolidated subsidiaries of $17 million and $118 million, respectively.

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

Equity securities:

Following the deconsolidation of RBH, PMI recorded the continuing investment in RBH, PMI's wholly owned subsidiary, at fair value of $3,280 million at the date of deconsolidation, within investments in unconsolidated subsidiaries and equity securities. For further details, see Note 20. Deconsolidation of RBH. Transactions between PMI and RBH are considered to be related party transactions from the date of deconsolidation and are included in the tables below.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Financial activity with unconsolidated subsidiaries, equity securities and other related parties:

PMI’s net revenues and expenses with unconsolidated subsidiaries, equity securities and the other related parties were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2019	2018	2019	2018

Net revenues:
Megapolis Group	$915	$878	$556	$521
Other	491	315	278	151
Net revenues (a)	$1,406	$1,193	$834	$672

Expenses:
Other	$27	$10	$14	$5
Expenses	$27	$10	$14	$5
(a) Net revenues exclude excise taxes and VAT billed to customers. Prior year's amounts have been reclassified to conform with the current year's presentation.

PMI’s balance sheet activity related to unconsolidated subsidiaries, equity securities and the other related parties was as follows:

(in millions)	At June 30, 2019	At December 31, 2018

Receivables:
Megapolis Group	$541	$172
Other	225	136
Receivables	$766	$308

Payables:
Other	$13	$8
Payables	$13	$8

The activity primarily related to agreements with PMI’s unconsolidated subsidiaries, equity securities and other related parties, which are in the ordinary course of business, and are primarily for distribution, service fees, contract manufacturing and licenses. PMI eliminated its respective share of all significant intercompany transactions with the equity method investees.

Note 15. Sale of Accounts Receivable:
To mitigate risk and enhance cash and liquidity management PMI sells trade receivables to unaffiliated financial institutions. These arrangements allow PMI to sell, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold are generally short-term in nature and are removed from the condensed consolidated balance sheets. PMI sells trade receivables under two types of arrangements, servicing and non-servicing. For servicing arrangements, PMI continues to service the sold trade receivables on an administrative basis and does not act on behalf of the unaffiliated financial institutions. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material as of June 30, 2019 and June 30, 2018. Under the non-servicing arrangements, PMI does not provide any administrative support or servicing after the trade receivables have been sold to the unaffiliated financial institutions.

Cumulative trade receivables sold, including excise taxes, for the six months ended June 30, 2019 and 2018, were $5.1 billion and $5.3 billion, respectively. PMI’s operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of June 30, 2019 and June 30, 2018, were $0.6 billion, and $0.6 billion, respectively. The net proceeds received are included in cash provided by operating activities

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

in the condensed consolidated statements of cash flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of trade receivables within marketing, administration and research costs in the condensed consolidated statements of earnings. For the six months and three months ended June 30, 2019 and 2018, the loss on sale of trade receivables was immaterial.

Note 16. Product Warranty:

PMI's IQOS devices are subject to standard product warranties generally for a period of 12 months from the date of purchase or such other periods as required by law. PMI generally provides in cost of sales for the estimated cost of warranty in the period the related revenue is recognized. PMI assesses the adequacy of its accrued product warranties and adjusts the amounts as necessary based on actual experience and changes in future estimates. Factors that affect product warranties may vary across markets but typically include product failure rates, logistics and service delivery costs, and warranty policies. PMI accounts for its product warranties within other accrued liabilities. At June 30, 2019 and December 31, 2018, these amounts were as follows:

	For the Six Months Ended	For the Year Ended
(in millions)	June 30, 2019	December 31, 2018
Balance at beginning of period	$67	$71
Changes due to:
Warranties issued	139	179
Settlements	(91)	(183)
Currency	1	—
Balance at end of period	$116	$67

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

PMI’s operating leases at June 30, 2019 were as follows:

(in millions)	June 30, 2019
Assets:
Other assets	$710

Liabilities:
Current
Accrued liabilities - Other	$184
Noncurrent
Income taxes and other liabilities	524
Total lease liabilities	$708

The components of PMI’s lease cost were as follows for the six months and three months ended June 30, 2019:

(in millions)	For the Six Months Ended June 30, 2019	For the Three Months Ended June 30, 2019
Operating lease cost	$119	$59
Short-term lease cost	30	18
Variable lease cost	10	2
Total lease cost	$159	$79

For the six months ended June 30, 2019, lease cost of $38 million were recorded in cost of sales and $121 million were recorded in marketing, administration and research cost. For the three months ended June 30, 2019, lease costs of $19 million were recorded in cost of sales and $60 million were recorded in marketing, administration and research cost.

Maturity of PMI’s operating lease liabilities, on an undiscounted basis, as of June 30, 2019, were as follows (as calculated under the new guidance ASC 842 (Leases)):

(in millions)	Total
2019	$117
2020	177
2021	132
2022	94
2023	69
Thereafter	319
Total lease payments	908
Less: Interest	200
Present value of lease liabilities	$708

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Minimum rental commitments under non-cancelable operating leases in effect at December 31, 2018, were as follows (as calculated under legacy guidance ASC 840 (Leases)):

(in millions)	Total
2019	$147
2020	103
2021	73
2022	52
2023	43
Thereafter	354
$772

Other information related to PMI’s operating leases were as follows for the six months ended June 30, 2019:

(in millions)	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities in Operating cash flows	$121
Leased assets obtained in exchange for new operating lease liabilities	$98
Weighted-average remaining lease term (years)	10.3
Weighted-average discount rate(1)	4.7%
(1) PMI’s weighted-average discount rate is based on its estimated pre-tax cost of debt adjusted for country-specific risk.

For further details, see Note 21. New Accounting Standards.

Note 19. Asset Impairment and Exit Costs:

Global Manufacturing Infrastructure Optimization

In light of declining PMI cigarette volumes resulting from lower total industry volumes and the shift to smoke-free alternatives, PMI continues to optimize its global manufacturing infrastructure.

For the six months and three months ended June 30, 2019, PMI recorded pre-tax asset impairment and exit costs of $43 million and $23 million, respectively. These costs were related to cigarette plants closures in Pakistan in the three months ended March 31, 2019 and in Colombia in the three months ended June 30, 2019. For the cigarette plant closure in Colombia, we expect to incur additional pre-tax exit costs of approximately $30 million during the remainder of 2019.

In the second quarter of 2019, an affiliate of PMI, Philip Morris Manufacturing GmbH ("PMMG"), initiated consultations with employee representatives on a proposal to end cigarette production in its factory located in Berlin, Germany by January 1, 2020, and to seek to agree on fair solutions for any impacted employees. Until the consultation process is concluded, the closure is not considered probable and the total potential costs associated with this contemplated proposal cannot be determined and, as a result, no related costs were recorded in the second quarter of 2019.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Asset Impairment and Exit Costs by Segment

PMI recorded the following pre-tax asset impairment and exit costs by segment:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2019	2018	2019	2018
Separation programs:
South & Southeast Asia	$3	$—	$—	$—
Latin America & Canada	15	—	15	—
Total separation programs	18	—	15	—
Asset impairment charges:
South & Southeast Asia	17	—	—	—
Latin America & Canada	8	—	8	—
Total asset impairment charges	25	—	8	—
Asset impairment and exit costs	$43	$—	$23	$—

The total pre-tax asset impairment and exit costs above were included in marketing, administration and research costs on the condensed consolidated statements of earnings.

Movement in Exit Cost Liabilities

The movement in exit cost liabilities for the six months ended June 30, 2019 was as follows:

(in millions)
Liability balance, January 1, 2019	$—
Charges, net	18
Cash spent	(8)
Currency/other	—
Liability balance, June 30, 2019	$10

Cash payments related to exit costs at PMI were $8 million and $5 million for the six months and three months ended June 30, 2019, respectively. Future cash payments for exit costs incurred to date are anticipated to be substantially paid in the following twelve months.

Note 20. Deconsolidation of RBH:

As discussed in Note 8. Contingencies, following the March 1, 2019 judgment of the Court of Appeal of Québec in two class action lawsuits against PMI's Canadian subsidiary, Rothmans, Benson & Hedges Inc. ("RBH"), PMI recorded in its consolidated results a pre-tax charge of $194 million, representing $142 million net of tax, in the first quarter of 2019. This pre-tax Canadian tobacco litigation-related expense was included in marketing, administration and research costs on PMI's condensed consolidated statement of earnings for the six months ended June 30, 2019. The charge reflects PMI’s assessment of the portion of the judgment that represents probable and estimable loss prior to the deconsolidation of RBH and corresponds to the trust account deposit required by the judgment. RBH’s share of the deposit is approximately CAD 257 million.

On March 22, 2019, RBH obtained an initial order from the Ontario Superior Court of Justice granting it protection under the Companies’ Creditors Arrangement Act ("CCAA"), which is a Canadian federal law that permits a Canadian business to restructure its affairs while carrying on its business in the ordinary course with minimal disruption to its customers, suppliers and employees.

The administration of the CCAA process, principally relating to the powers provided to the court and the court appointed monitor, removes certain elements of control of the business from both PMI and RBH. As a result, PMI has determined that it no longer has a controlling financial interest over RBH as defined in ASC 810 (Consolidation), and PMI deconsolidated RBH as of the date

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

of the CCAA filing. PMI has also determined that it does not exert "significant influence" over RBH as that term is defined in ASC 323 (Investments-Equity Method and Joint Ventures). Therefore, as of March 22, 2019, PMI accounted for its continuing investment in RBH in accordance with ASC 321 (Investments-Equity Securities) as an equity security, without readily determinable fair value.

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

The fair value of PMI’s continuing investment in RBH of $3,280 million was determined at the date of deconsolidation, recorded within Investments in unconsolidated subsidiaries and equity securities and is assessed for impairment on an ongoing basis. The estimated fair value of the underlying business was determined based on an income approach using a discounted cash flow analysis, as well as a market approach for certain contingent liabilities. The information used in the estimate includes observable inputs, primarily a discount rate of 8%, a terminal growth rate of 2.5% and information about total tobacco market size in Canada and RBH’s share of the market, as well as unobservable inputs such as operating budgets and strategic plans, various inflation scenarios, estimated shipment volumes, and expected product pricing and projected margins.

The difference between the carrying value of the assets and liabilities of RBH that were deconsolidated, and the fair value of the continuing investment, as determined at the date of deconsolidation, was $239 million, before tax, and this loss on deconsolidation is reflected within marketing, administration and research costs on PMI’s condensed consolidated statement of earnings for the six months ended June 30, 2019. PMI also recorded a tax benefit of $49 million within the provision for income taxes for the six months ended June 30, 2019, related to the reversal of a deferred tax liability on unremitted earnings of RBH.

RBH is party to transactions with PMI and its consolidated subsidiaries entered into in the normal course of business; these transactions include royalty payments and recharge of various corporate expenses for services benefiting RBH. Up to the date of CCAA filing, these transactions were eliminated on consolidation and had no impact on PMI’s consolidated statement of earnings. After deconsolidating RBH, these transactions are treated as third-party transactions in PMI’s financial statements. The amount of these related party transactions is included within Note 14. Investments in Unconsolidated Subsidiaries, Equity Securities and Other Related Parties.

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

On January 1, 2019, PMI elected to early adopt ASU 2018-15 “Intangibles - Goodwill and Other - Internal - Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.”  The adoption of ASU 2018-15 did not have a material impact on PMI's consolidated financial position or results of operations.

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

Consolidated Operating Results for the Six Months Ended June 30, 2019

•
Net Revenues - Net revenues of $14.5 billion for the six months ended June 30, 2019 decreased by $172 million, or 1.2%, from the comparable 2018 amount. The change in our net revenues from the comparable 2018 amount was driven by the following (variances not to scale with year-to-date results):

For the six months ended June 30, 2019, net revenues, excluding unfavorable currency, increased by 4.4%, mainly reflecting: a favorable pricing variance, notably in Canada, Germany, Indonesia, Japan, the Philippines and Turkey, partly offset by Argentina and Saudi Arabia; and favorable volume/mix, mainly driven by favorable volume/mix of heated tobacco units in the EU and Eastern Europe, partly offset by unfavorable volume/mix of cigarettes, mainly in the EU, Eastern Europe and East Asia & Australia, as well as unfavorable volume/mix of heated tobacco units in East Asia & Australia. The currency-neutral growth in net revenues of 4.4% came despite the unfavorable "Other" impact of $237 million shown above, predominantly resulting from the deconsolidation of our Canadian subsidiary, Rothmans, Benson & Hedges, Inc. ("RBH"), effective March 22, 2019. For further details on the deconsolidation of RBH, see Note 8. Contingencies and Note 20. Deconsolidation of RBH.

Net revenues by product category for the six months ended June 30, 2019 and 2018 are shown below:

•	Diluted Earnings Per Share - The changes in our reported diluted earnings per share (“diluted EPS”) for the six months ended June 30, 2019, from the comparable 2018 amounts, were as follows:

	Diluted EPS	% Growth (Decline)
For the six months ended June 30, 2018	$2.41
2018 Asset impairment and exit costs	—
2018 Tax items	—
Subtotal of 2018 items	—
2019 Asset impairment and exit costs	(0.02)
2019 Canadian tobacco litigation-related expense	(0.09)
2019 Loss on deconsolidation of RBH	(0.12)
2019 Tax items	0.04
Subtotal of 2019 items	(0.19)
Currency	(0.13)
Interest	0.04
Change in tax rate	0.03
Operations	0.20
For the six months ended June 30, 2019	$2.36	(2.1)%

Asset impairment and exit costs – As a part of the optimization of our global manufacturing infrastructure, we recorded pre-tax asset impairment and exit costs of $43 million during the six months ended June 30, 2019, related to cigarette plant closures in Colombia and Pakistan. The total pre-tax charge was included in marketing, administration and research costs on the condensed consolidated statements of earnings. For further details, see Note 19. Asset Impairment and Exit Costs.

Income Taxes – Our effective tax rate for the six months ended June 30, 2019 decreased by 2.4 percentage points to 21.1%. The effective tax rate for the six months ended June 30, 2019 was favorably impacted by the reversal of a deferred tax liability on the unremitted earnings of our Canadian subsidiary, Rothmans, Benson & Hedges Inc. ("RBH") ($49 million), which was included in the 2019 Loss on deconsolidation of RBH ($0.12 diluted EPS impact) as discussed below and a reduction in estimated U.S. federal income tax on dividend repatriation for the years 2015-2018 ($67 million). The change in the effective tax rate that increased our diluted EPS by $0.03 per share in the table above was primarily due to further clarifications related to the Tax Cuts and Jobs Act, in addition to repatriation cost differences and earnings mix by taxing jurisdiction. For further details, see Note 9. Income Taxes.

Canadian tobacco litigation-related expense – In the first quarter of 2019, we recorded a pre-tax charge of $194 million, representing $142 million net of tax, relating to the judgment against RBH in two Québec smoking and health class actions. The charge of $0.09 per share reflects our assessment of the portion of the judgment that represents probable and estimable loss prior to the deconsolidation of RBH and corresponds to the trust account deposit required by the judgment. The total pre-tax charge was included in marketing, administration and research costs on the condensed consolidated statements of earnings and was included in the operating income of the Latin America & Canada segment. For further details, see Note 8. Contingencies and Note 20. Deconsolidation of RBH.

Loss on deconsolidation of RBH – Following the judgment in the two Québec smoking and health class actions, RBH obtained an initial order from the Ontario Superior Court of Justice granting it protection under the Companies’ Creditors Arrangement Act (“CCAA”), which is a Canadian federal law that permits a Canadian business to restructure its affairs while carrying on its business in the ordinary course with minimal disruption to its customers, suppliers and employees. The administration of the CCAA process, principally relating to the powers provided to the court and the court appointed monitor, removes certain elements of control of the business from both PMI and RBH. As a result, we have determined that we no longer have a controlling financial interest over RBH and that we do not exert "significant influence" over RBH under U.S. GAAP. Therefore, we deconsolidated RBH as of the date of the CCAA filing on March 22, 2019, and will account for our continuing investment in RBH as an equity security, without readily determinable fair value.

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

Currency – The unfavorable currency impact during the reporting period results from the fluctuations of the U.S. dollar, especially against the Euro, Indonesian rupiah, Russian ruble and Turkish lira, partially offset by the Swiss franc. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Interest – The favorable impact of interest was due primarily to our ongoing efforts to optimize our capital structure following the passage of the Tax Cuts and Jobs Act. This included the decision to use existing cash to repay $2.5 billion and $3.0 billion of long-term debt that matured in 2018 and in the first six months of 2019, respectively.

Operations – The increase in diluted EPS of $0.20 from our operations in the table above was due primarily to the following segments:

•	European Union: Favorable volume/mix and favorable pricing, partially offset by higher marketing, administration and research costs and higher manufacturing costs;

•	South & Southeast Asia: Favorable pricing and favorable volume/mix, partially offset by higher marketing, administration and research costs and higher manufacturing costs;

•	Middle East & Africa: Favorable pricing and lower manufacturing costs, partially offset by unfavorable volume/mix;

•	East Asia & Australia: Favorable pricing, lower manufacturing costs and lower marketing, administration and research costs, partially offset by unfavorable volume/mix; and

•	Eastern Europe: Favorable pricing and favorable volume/mix, partially offset by higher marketing, administration and research costs and higher manufacturing costs;
partially offset by

•
Latin America & Canada: Unfavorable impact resulting from the deconsolidation of RBH as well as unfavorable volume/mix, partially offset by lower marketing, administration and research costs, lower manufacturing costs and favorable pricing.

Consolidated Operating Results for the Three Months Ended June 30, 2019

•
Net Revenues - Net revenues of $7.7 billion for the three months ended June 30, 2019 decreased by $27 million, or 0.3%, from the comparable 2018 amount. The change in our net revenues from the comparable 2018 amount was driven by the following (variances not to scale with quarterly results):

During the quarter, net revenues, excluding unfavorable currency, increased by 5.4%, mainly reflecting: a favorable pricing variance, driven notably by Germany, Indonesia, Japan, the Philippines and Turkey, partly offset by Argentina; as well as a favorable volume/mix, mainly driven by favorable volume/mix of heated tobacco units, notably in the EU and Eastern Europe, partly offset by unfavorable volume/mix of cigarettes, mainly in the EU and East Asia & Australia. The currency-neutral growth in net revenues of 5.4% came despite the unfavorable "Other" impact of $248 million shown above, predominantly resulting from the deconsolidation of RBH.

Net revenues by product category for the three months ended June 30, 2019 and 2018, are shown below:

•	Diluted Earnings Per Share - The changes in our reported diluted EPS for the three months ended June 30, 2019, from the comparable 2018 amounts, were as follows:

	Diluted EPS	% Growth (Decline)
For the three months ended June 30, 2018	$1.41
2018 Asset impairment and exit costs	—
2018 Tax items	—
Subtotal of 2018 items	—
2019 Asset impairment and exit costs	(0.01)
2019 Tax items	0.04
Subtotal of 2019 items	0.03
Currency	(0.07)
Interest	0.01
Change in tax rate	(0.01)
Operations	0.12
For the three months ended June 30, 2019	$1.49	5.7%

Asset impairment and exit costs – As a part of the optimization of our global manufacturing infrastructure, we recorded pre-tax asset impairment and exit costs of $23 million during the three months ended June 30, 2019, related to a cigarette plant closure in Colombia. The total pre-tax charge was included in marketing, administration and research costs on the condensed consolidated statements of earnings. For further details, see Note 19. Asset Impairment and Exit Costs.

Income Taxes – Our effective tax rate for the three months ended June 30, 2019 decreased by 1.8 percentage points to 20.3%. The effective tax rate for the three months ended June 30, 2019 was favorably impacted by a reduction in estimated U.S. federal income tax on dividend repatriation for the years 2015-2018 ($67 million). The change in the effective tax rate that decreased our diluted

EPS by $0.01 per share in the table above was primarily due to further clarifications related to the Tax Cuts and Jobs Act, in addition to repatriation cost differences and earnings mix by taxing jurisdiction. For further details, see Note 9. Income Taxes.

Currency – The unfavorable currency impact during the reporting period results from the fluctuations of the U.S. dollar, especially against the Euro, Russian ruble and Turkish lira. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Interest – The favorable impact of interest was due primarily to our ongoing efforts to optimize our capital structure following the passage of the Tax Cuts and Jobs Act. This included the decision to use existing cash to repay $2.5 billion and $3.0 billion of long-term debt that matured in 2018 and in the first six months of 2019, respectively.

Operations – The increase in diluted EPS of $0.12 from our operations in the table above was due primarily to the following segments:

•	European Union: Favorable volume/mix and favorable pricing, partially offset by higher marketing, administration and research costs and higher manufacturing costs;

•	East Asia & Australia: Favorable pricing, lower marketing, administration and research costs and lower manufacturing costs, partially offset by unfavorable volume/mix;

•	Middle East & Africa: Favorable pricing and lower manufacturing costs, partially offset by unfavorable volume/mix;

•	South & Southeast Asia: Favorable pricing, partially offset by higher marketing, administration and research costs and higher manufacturing costs; and

•	Eastern Europe: Favorable pricing and favorable volume/mix, partially offset by higher marketing, administration and research costs;
partially offset by

•	Latin America & Canada: Unfavorable impact resulting from the deconsolidation of RBH, partially offset by lower marketing, administration and research costs and lower manufacturing costs.

For further details, see the “Consolidated Operating Results” and “Operating Results by Business Segment” sections of the following “Discussion and Analysis.”

Discussion and Analysis
Consolidated Operating Results
See pages 89-94 for a discussion of our "Cautionary Factors That May Affect Future Results." Our net revenues and operating income by segment are shown in the table below:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2019	2018	2019	2018
Net revenues:
European Union	$4,736	$4,491	$2,577	$2,503
Eastern Europe	1,401	1,327	822	760
Middle East & Africa	1,931	1,983	1,004	1,022
South & Southeast Asia	2,361	2,237	1,248	1,156
East Asia & Australia	2,842	3,069	1,521	1,478
Latin America & Canada	1,179	1,515	527	807
Net revenues	$14,450	$14,622	$7,699	$7,726
Operating income (loss):
European Union	$2,091	$1,917	$1,195	$1,177
Eastern Europe	385	412	256	261
Middle East & Africa	785	777	441	403
South & Southeast Asia	932	869	492	440
East Asia & Australia	1,069	1,013	642	498
Latin America & Canada	(25)	531	161	314
Operating income	$5,237	$5,519	$3,187	$3,093

Items affecting the comparability of results from operations were as follows:

•	Asset impairment and exit costs - See Note 19. Asset Impairment and Exit Costs for a breakdown of these costs by segment.

•
Canadian tobacco litigation-related expense - See Note 8. Contingencies and Note 20. Deconsolidation of RBH for details of the $194 million pre-tax charge included in the Latin America & Canada segment for the six months ended June 30, 2019.

•	Loss on deconsolidation of RBH - See Note 20. Deconsolidation of RBH for details of the $239 million loss included in the Latin America & Canada segment for the six months ended June 30, 2019.

Our net revenues by product category are shown in the table below:

PMI Net Revenues by Product Category
(in millions)	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Combustible Products
European Union	$3,961	$4,157	(4.7)%	$2,149	$2,321	(7.4)%
Eastern Europe	1,110	1,222	(9.1)%	640	695	(7.9)%
Middle East & Africa	1,746	1,794	(2.7)%	918	910	0.8%
South & Southeast Asia	2,361	2,237	5.5%	1,248	1,156	8.0%
East Asia & Australia	1,394	1,559	(10.6)%	756	822	(8.0)%
Latin America & Canada	1,168	1,506	(22.4)%	522	802	(34.9)%
Total Combustible Products	$11,741	$12,475	(5.9)%	$6,233	$6,706	(7.1)%
Reduced-Risk Products
European Union	$775	$334	+100%	$428	$182	+100%
Eastern Europe	291	105	+100%	182	65	+100%
Middle East & Africa	185	189	(2.3)%	86	112	(22.8)%
South & Southeast Asia	—	—	—%	—	—	—%
East Asia & Australia	1,448	1,510	(4.1)%	765	656	16.6%
Latin America & Canada	11	9	18.9%	5	5	(2.4)%
Total Reduced-Risk Products	$2,709	$2,147	26.2%	$1,466	$1,020	43.7%

Total PMI Net Revenues	$14,450	$14,622	(1.2)%	$7,699	$7,726	(0.3)%
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

References to "Cost/Other" in the Consolidated Financial Summary table of total PMI and the six reporting segments throughout this "Discussion and Analysis" reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs (including asset impairment and exit costs, the Canadian tobacco litigation-related expense and the charge related to the deconsolidation of RBH in Canada); and amortization of intangibles. “Cost/Other” also includes the currency-neutral net revenue variance, unrelated to volume/mix and price components, attributable to fees for certain distribution rights billed to customers in certain markets in the ME&A Region, as well as the impact of the deconsolidation in RBH.

Our shipment volume by segment for cigarettes and heated tobacco units is shown in the table below:

PMI Shipment Volume (Million Units)
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Cigarettes
European Union	85,855	87,655	(2.1)%	46,367	47,984	(3.4)%
Eastern Europe	47,400	50,493	(6.1)%	27,080	28,454	(4.8)%
Middle East & Africa	64,963	63,425	2.4%	31,659	34,177	(7.4)%
South & Southeast Asia	87,868	85,006	3.4%	46,376	44,788	3.5%
East Asia & Australia	25,958	29,205	(11.1)%	13,845	15,114	(8.4)%
Latin America & Canada	36,052	39,217	(8.1)%	18,472	20,204	(8.6)%
Total Cigarettes	348,096	355,001	(1.9)%	183,799	190,721	(3.6)%
Heated Tobacco Units
European Union	5,336	2,123	+100%	3,043	1,195	+100%
Eastern Europe	4,355	1,515	+100%	2,807	951	+100%
Middle East & Africa	1,473	1,680	(12.3)%	719	971	(26.0)%
South & Southeast Asia	—	—	—%	—	—	—%
East Asia & Australia	15,277	15,180	0.6%	8,428	7,838	7.5%
Latin America & Canada	113	55	+100%	59	32	84.4%
Total Heated Tobacco Units	26,554	20,553	29.2%	15,056	10,987	37.0%
Cigarettes and Heated Tobacco Units
European Union	91,191	89,778	1.6%	49,410	49,179	0.5%
Eastern Europe	51,755	52,008	(0.5)%	29,887	29,405	1.6%
Middle East & Africa	66,436	65,105	2.0%	32,378	35,148	(7.9)%
South & Southeast Asia	87,868	85,006	3.4%	46,376	44,788	3.5%
East Asia & Australia	41,235	44,385	(7.1)%	22,273	22,952	(3.0)%
Latin America & Canada	36,165	39,272	(7.9)%	18,531	20,236	(8.4)%
Total Cigarettes and Heated Tobacco Units	374,650	375,554	(0.2)%	198,855	201,708	(1.4)%

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

References to total international market, defined as worldwide cigarette and heated tobacco unit volume excluding the United States, total industry, total market and market shares throughout this "Discussion and Analysis" are our estimates for tax-paid products based on the latest available data from a number of internal and external sources and may, in defined instances, exclude the People's Republic of China and/or our duty free business. In addition, to reflect the deconsolidation of RBH, effective March 22, 2019, PMI's total market share has been restated for previous periods.

In-market sales ("IMS") is defined as sales to the retail channel, depending on the market and distribution model.

North Africa is defined as Algeria, Egypt, Libya, Morocco and Tunisia.

The Gulf Cooperation Council ("GCC") is defined as Bahrain, Kuwait, Oman, Qatar, Saudi Arabia and the United Arab Emirates (UAE).

Unless otherwise stated, references to total industry, total market, our shipment volume and our market share performance reflect cigarettes and heated tobacco units.

From time to time, PMI’s shipment volumes are subject to the impact of distributor inventory movements, and estimated total industry/market volumes are subject to the impact of inventory movements in various trade channels that include estimated trade inventory movements of PMI’s competitors arising from market-specific factors that significantly distort reported volume disclosures. Such factors may include changes to the manufacturing supply chain, shipment methods, consumer demand, timing of excise tax increases or other influences that may affect the timing of sales to customers. In such instances, in addition to reviewing PMI shipment volumes and certain estimated total industry/market volumes on a reported basis, management reviews these measures on an adjusted basis that excludes the impact of distributor and/or estimated trade inventory movements. Management also believes that disclosing PMI shipment volumes and estimated total industry/market volumes in such circumstances on a basis that excludes the impact of distributor and/or estimated trade inventory movements, such as on an IMS basis, improves the comparability of performance and trends for these measures over different reporting periods.

Key market data regarding total market size, our shipments and market share are shown in the tables below:

	For the Six Months Ended June 30,
			PMI Shipments (billion units)						PMI Market Share (%)(1)
Market	Total Market (billion units)		Total		Cigarette		Heated Tobacco Unit		Total		Heated Tobacco Unit
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Total PMI	1,322.2	1,336.9	374.7	375.6	348.1	355.0	26.6	20.6	28.2	27.7	2.1	1.5

European Union
France	18.9	20.4	8.6	9.4	8.6	9.4	—	—	44.9	45.0	0.2	0.1
Germany	34.3	35.6	13.4	13.3	13.0	13.1	0.4	0.1	38.9	37.2	1.1	0.4
Italy	32.8	33.8	17.0	17.3	15.6	16.7	1.4	0.6	51.4	51.7	4.2	1.7
Poland	22.9	21.2	9.2	8.6	8.8	8.5	0.4	0.1	40.4	40.6	1.9	0.5
Spain	21.8	21.6	7.5	7.1	7.3	7.1	0.1	0.1	31.4	32.0	0.6	0.3

Eastern Europe
Russia	106.4	111.9	29.9	30.3	27.2	29.4	2.7	0.9	29.0	27.5	3.0	0.6

Middle East & Africa
Saudi Arabia	10.6	9.9	4.7	2.8	4.7	2.8	—	—	40.3	40.8	—	—
Turkey	60.8	54.5	26.4	25.0	26.4	25.0	—	—	43.4	45.9	—	—

South & Southeast Asia
Indonesia	147.5	144.5	47.1	48.0	47.1	48.0	—	—	31.9	33.2	—	—
Philippines	35.4	34.3	24.9	24.0	24.9	24.0	—	—	70.3	69.9	—	—

East Asia & Australia
Australia	6.0	6.2	1.7	1.8	1.7	1.8	—	—	27.6	29.3	—	—
Japan	78.4	82.0	27.2	29.3	14.4	16.7	12.7	12.6	34.1	34.6	16.8	15.7
Korea	33.3	33.7	7.7	8.6	5.3	6.0	2.4	2.6	23.2	25.4	7.3	7.6

Latin America & Canada
Argentina	16.2	17.8	11.7	13.1	11.7	13.1	—	—	72.0	73.5	—	—
Mexico	17.4	16.9	11.7	11.0	11.7	11.0	—	—	67.0	65.1	—	—

(1) Market share estimates are calculated using IMS data
Note: % change for Total Market and PMI shipments is computed based on millions of units; PMI Market Share estimates for previous periods are restated to reflect RBH deconsolidation and exclude RBH-owned brands.

	For the Three Months Ended June 30,
			PMI Shipments (billion units)						PMI Market Share (%)(1)
Market	Total Market (billion units)		Total		Cigarette		Heated Tobacco Unit		Total		Heated Tobacco Unit
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Total PMI	696.0	702.5	198.9	201.7	183.8	190.7	15.1	11.0	28.3	28.2	2.1	1.6

European Union
France	9.8	10.5	4.5	5.0	4.5	5.0	—	—	44.7	45.2	0.2	0.1
Germany	18.9	19.6	7.3	7.4	7.1	7.3	0.2	0.1	38.5	38.0	1.1	0.4
Italy	17.1	17.7	9.3	9.3	8.5	9.0	0.8	0.3	51.8	51.3	4.6	1.9
Poland	12.3	11.4	5.0	4.7	4.8	4.6	0.3	0.1	40.8	41.3	2.0	0.6
Spain	11.6	11.6	3.9	3.9	3.8	3.8	0.1	0.1	31.2	31.8	0.7	0.4

Eastern Europe
Russia	59.8	62.1	17.7	17.5	15.9	16.9	1.8	0.6	29.6	28.1	2.9	0.8

Middle East & Africa
Saudi Arabia	5.4	5.0	0.8	1.7	0.8	1.7	—	—	38.9	40.1	—	—
Turkey	31.3	28.6	12.5	13.5	12.5	13.5	—	—	39.9	47.2	—	—

South & Southeast Asia
Indonesia	78.8	75.2	24.9	25.0	24.9	25.0	—	—	31.7	33.2	—	—
Philippines	18.6	18.9	13.1	13.2	13.1	13.2	—	—	70.4	69.6	—	—

East Asia & Australia
Australia	2.9	3.3	0.9	1.0	0.9	1.0	—	—	31.0	29.9	—	—
Japan	40.6	42.4	15.1	15.1	8.0	8.7	7.1	6.4	33.9	34.4	16.6	15.5
Korea	17.7	17.9	4.1	4.5	2.8	3.1	1.3	1.4	23.1	25.3	7.3	8.0

Latin America & Canada
Argentina	7.8	8.6	5.6	6.2	5.6	6.2	—	—	72.1	72.2	—	—
Mexico	10.0	9.2	7.0	6.1	7.0	6.1	—	—	69.5	66.4	—	—

(1) Market share estimates are calculated using IMS data
Note: % change for Total Market and PMI shipments is computed based on millions of units; PMI Market Share estimates for previous periods are restated to reflect RBH deconsolidation and exclude RBH-owned brands.

Consolidated Operating Results for the Six Months Ended June 30, 2019

The following discussion compares our consolidated operating results for the six months ended June 30, 2019, with the six months ended June 30, 2018.

Our total shipment volume decreased by 0.2%, principally due to:

•
Eastern Europe, reflecting lower cigarette shipment volume, principally in Russia and Ukraine, partly offset by higher heated tobacco unit shipment volume across the Region, notably Kazakhstan, Russia and Ukraine;

•
East Asia & Australia, reflecting lower cigarette shipment volume in Japan, lower cigarette and heated tobacco unit shipment volume in Korea, partly offset by higher heated tobacco unit shipment volume in Japan; and

•
Latin America & Canada, reflecting lower cigarette shipment volume, principally in Argentina, Canada (primarily reflecting the impact of the deconsolidation of RBH), and Venezuela, partly offset by Mexico. Excluding the volume impact from the RBH deconsolidation of approximately 1.4 billion units (reflecting the volume of RBH-owned brands from March 22, 2018 through June 30, 2018), our total shipment volume in the Region decreased by 4.4%;

partly offset by

•
the EU, reflecting higher heated tobacco unit shipment volume across the Region, and higher cigarette shipment volume in Poland and Spain, partly offset by lower cigarette shipment volume in France and Italy;

•	Middle East & Africa, primarily reflecting higher cigarette shipment volume, notably Egypt, Saudi Arabia and Turkey, partly offset by lower cigarette shipment volume in PMI Duty Free and Tunisia; and

•	South & Southeast Asia, reflecting higher cigarette shipment volume, principally in Pakistan, the Philippines and Thailand, partly offset by Indonesia.

Excluding the volume impact from the RBH deconsolidation of approximately 1.5 billion units (reflecting the volume of RBH-owned brands from March 22, 2018 through June 30, 2018 and including Duty-Free sales of these brands in Canada), PMI's total shipment volume increased by 0.1%.

Impact of Inventory Movements

Excluding the volume impact from the deconsolidation of RBH, and the net unfavorable impact of estimated distributor inventory movements of approximately 1.3 billion units, our total in-market sales growth was 0.5%, driven by a 34.0% increase in heated tobacco unit in-market sales, partly offset by a 1.4% decline of cigarette in-market sales.

Our cigarette shipment volume by brand and heated tobacco units shipment volume are shown in the table below:

PMI Shipment Volume by Brand (Million Units)
	Six Months Year-to-Date
	2019	2018	Change
Cigarettes
Marlboro	128,024	126,866	0.9%
L&M	45,337	42,422	6.9%
Chesterfield	28,501	28,801	(1.0)%
Philip Morris	23,673	23,182	2.1%
Parliament	18,677	19,453	(4.0)%
Sampoerna A	17,256	18,798	(8.2)%
Dji Sam Soe	14,490	13,573	6.8%
Bond Street	13,412	15,365	(12.7)%
Lark	10,619	11,546	(8.0)%
Fortune	6,487	7,739	(16.2)%
Others	41,620	47,256	(11.9)%
Total Cigarettes	348,096	355,001	(1.9)%
Heated Tobacco Units	26,554	20,553	29.2%
Total Cigarettes and Heated Tobacco Units	374,650	375,554	(0.2)%
Note: Sampoerna A includes Sampoerna; Philip Morris includes Philip Morris/Dubliss; and Lark includes Lark Harmony.

Our cigarette shipment volume of the following brands decreased:

•	Chesterfield, mainly due to Argentina, Italy, Russia and Venezuela, partly offset by Brazil, Mexico, Morocco and Poland;

•	Parliament, mainly due to Korea and Russia, partly offset by Turkey;

•
Sampoerna A in Indonesia, mainly reflecting the impact of retail price increases resulting in widened price gaps with competitors' products and the impact of estimated trade inventory movements following the absence of an excise tax increase in January 2019;

•	Bond Street, mainly due to Russia and Ukraine;

•	Lark, mainly due to Japan and Turkey;

•	Fortune in the Philippines, mainly reflecting up-trading to Marlboro resulting from a narrowed price gap; and

•
"Others," notably due to: the impact of the deconsolidation of RBH in Canada; mid-price Sampoerna U in Indonesia, partly reflecting the impact of above-inflation retail price increases; and low-price brands, notably in Mexico and Russia, partly offset by mid and low-price brands in Pakistan.

The increase in our heated tobacco unit shipment volume was mainly driven by: the EU, notably Italy, Eastern Europe, notably Russia and Ukraine, and Japan; partly offset by Korea and PMI Duty Free.

Our cigarette shipment volume of the following brands increased:

•
Marlboro, mainly driven by Indonesia, Mexico, the Philippines, Saudi Arabia and Turkey, partially offset by Italy and Japan, partly reflecting the impact of out-switching to heated tobacco units, as well as France and PMI Duty Free;

•	L&M, mainly driven by Egypt, Saudi Arabia and Thailand, partly offset by Russia and Turkey;

•	Philip Morris, mainly driven by Indonesia and Russia, partly offset by Argentina; and

•	Dji Sam Soe in Indonesia, driven by the strong performance of the DSS Magnum Mild 16 variant and the introduction of 20s and 50s variants.

International Share of Market

Our total international market share (excluding China and the United States), defined as our cigarette and heated tobacco unit sales volume as a percentage of total industry cigarette and heated tobacco unit sales volume, increased by 0.5 points to 28.2%, reflecting:

•	Total international cigarette market share of 26.1%, down by 0.1 point; and

•	Total international heated tobacco unit market share of 2.1%, up by 0.6 points.
Our total international cigarette market share, defined as our cigarette sales volume as a percentage of total industry cigarette sales volume, was 26.8%, up by 0.1 point.

Financial Summary
Financial Summary - Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2019	2018	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other (1)
(in millions)
Net Revenues	$14,450	$14,622	(1.2)%	4.4%	$(172)	$(816)	$687	$194	$(237)
Cost of Sales	(5,130)	(5,359)	4.3%	(0.3)%	229	244	—	(74)	59
Marketing, Administration and Research Costs (2)	(4,048)	(3,701)	(9.4)%	(16.5)%	(347)	262	—	—	(609)
Amortization of Intangibles	(35)	(43)	18.6%	16.3%	8	1	—	—	7
Operating Income	$5,237	$5,519	(5.1)%	0.5%	$(282)	$(309)	$687	$120	$(780)
(1) Cost/Other variance includes the impact of the RBH deconsolidation.
(2) Unfavorable Cost/Other variance includes asset impairment & exit costs of $43 million in 2019, the 2019 Canadian tobacco litigation-related expense of $194 million, and the 2019 loss on deconsolidation of RBH of $239 million, as well as the impact of the RBH deconsolidation.

For the six months ended June 30, 2019, net revenues, excluding unfavorable currency, increased by 4.4%, mainly reflecting: a favorable pricing variance, notably in Canada, Germany, Indonesia, Japan, the Philippines and Turkey, partly offset by Argentina and Saudi Arabia; and favorable volume/mix, mainly driven by favorable volume/mix of heated tobacco units in the EU and Eastern Europe, partly offset by unfavorable volume/mix of cigarettes, mainly in the EU, Eastern Europe and East Asia & Australia, as well as unfavorable volume/mix of heated tobacco units in East Asia & Australia. The currency-neutral growth in net revenues of 4.4% came despite the unfavorable impact of $237 million, shown in "Cost/Other," predominantly resulting from the deconsolidation of RBH.

The unfavorable currency in net revenues was due primarily to the Euro, Indonesian rupiah, Russian ruble and Turkish lira.

Net revenues include $2,709 million in 2019 and $2,147 million in 2018 related to the sale of RRPs.

Operating income decreased by 5.1%. Excluding unfavorable currency ($309 million), the 2019 loss on deconsolidation of RBH ($239 million), the 2019 Canadian tobacco litigation-related expense ($194 million), and asset impairment and exit costs ($43 million) related to plant closures in Colombia and Pakistan as part of global manufacturing infrastructure optimization, operating income increased by 9.1%, primarily reflecting: a favorable pricing variance; favorable volume/mix, mainly in the EU, partly offset by East Asia & Australia; and lower manufacturing costs; partly offset by higher marketing, administration and research costs, the net unfavorable impact resulting from the deconsolidation of RBH, shown in "Cost/Other," as well as increased investment behind reduced-risk products mainly in the EU and Eastern Europe.

Interest expense, net, of $302 million decreased by $93 million (23.5%), due primarily to our ongoing efforts to optimize our capital structure following the passage of the Tax Cuts and Jobs Act. This included the decision to use existing cash to repay $2.5 billion and $3.0 billion of long-term debt that matured in 2018 and in the first six months of 2019, respectively.

Our effective tax rate decreased by 2.4 percentage points to 21.1%. The effective tax rate for the six months ended June 30, 2019, was favorably impacted by further clarifications related to the Tax Cuts and Jobs Act, reversal of a deferred tax liability on the unremitted earnings of our Canadian subsidiary, RBH ($49 million), and a reduction in estimated U.S. federal income tax on dividend repatriation for the years 2015-2018 ($67 million). We estimate that our full-year 2019 effective tax rate will be approximately 23%, excluding the discrete tax events mentioned above and the 2019 loss on deconsolidation of RBH, which is a significant unusual or infrequently occurring item. Changes in currency exchange rates, earnings mix by taxing jurisdiction or future regulatory developments may have an impact on the effective tax rates, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions. For further details, see Note 9. Income Taxes.

We are regularly examined by tax authorities around the world, and we are currently under examination in a number of jurisdictions. It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible change cannot be made at this time.

Net earnings attributable to PMI of $3.7 billion decreased by $81 million or 2.2%. This decrease was due primarily to lower operating income as discussed above, partially offset by a lower effective tax rate and lower interest expense, net. Diluted and basic EPS of $2.36 decreased by 2.1%. Excluding an unfavorable currency impact of $0.13, the $0.12 loss on the deconsolidation of RBH, the $0.09 charge related to the 2019 Canadian tobacco litigation-related expense, the $0.02 charge related to 2019 asset impairment and exit costs, and a favorable 2019 tax impact of $0.04 related to a reduction in estimated U.S. federal income tax on dividend repatriation for the years 2015-2018, diluted EPS increased by 11.2%.

Consolidated Operating Results for the Three Months Ended June 30, 2019
The following discussion compares our consolidated operating results for the three months ended June 30, 2019, with the three months ended June 30, 2018.
Our total shipment volume decreased by 1.4%, principally due to:

•	Middle East & Africa, reflecting lower cigarette shipment volume, notably Saudi Arabia and Turkey, partly offset by Egypt;

•
East Asia & Australia, reflecting lower cigarette shipment volume in Japan and lower cigarette and heated tobacco unit shipment volume in Korea, partly offset by higher heated tobacco unit shipment volume in Japan; and

•
Latin America & Canada, reflecting lower cigarette shipment volume, principally in Argentina, Canada (reflecting the impact of the deconsolidation of RBH), and Venezuela, partly offset by Mexico. Excluding the volume impact from the RBH deconsolidation of approximately 1.4 billion units (reflecting second quarter 2018 volume of RBH-owned brands), our total shipment volume in the Region decreased by 1.4%;

partly offset by

•	the EU, reflecting higher heated tobacco unit shipment volume across the Region, partly offset by lower cigarette shipment volume, notably France, Germany and Italy, partially offset by Poland;

•	Eastern Europe, reflecting higher heated tobacco unit shipment volume across the Region, notably Russia and Ukraine, partly offset by lower cigarette shipment volume, mainly Russia and Ukraine; and

•	South & Southeast Asia, reflecting higher cigarette shipment volume, principally in Pakistan and Thailand.

Excluding the volume impact from the RBH deconsolidation of approximately 1.5 billion units (reflecting second quarter 2018 volume of RBH-owned brands and including Duty-Free sales of these brands in Canada), PMI's total shipment volume decreased by 0.7%.

Impact of Inventory Movements

Excluding the volume impact from the deconsolidation of RBH, and the net unfavorable impact of estimated distributor inventory movements of approximately 0.2 billion units, our total in-market sales declined by 0.6%, due to a 2.6% decline of cigarette in-market sales, partially offset by a 33.3% increase in heated tobacco unit in-market sales.

Our cigarette shipment volume by brand and heated tobacco units shipment volume are shown in the table below:

PMI Shipment Volume by Brand (Million Units)
	Second-Quarter
	2019	2018	Change
Cigarettes
Marlboro	68,060	68,893	(1.2)%
L&M	23,522	23,196	1.4%
Chesterfield	14,202	14,926	(4.8)%
Philip Morris	12,950	12,523	3.4%
Parliament	9,847	10,993	(10.4)%
Sampoerna A	9,355	10,174	(8.0)%
Dji Sam Soe	7,839	6,877	14.0%
Bond Street	7,741	8,390	(7.7)%
Lark	5,349	5,969	(10.4)%
Fortune	3,441	4,155	(17.2)%
Others	21,493	24,625	(12.7)%
Total Cigarettes	183,799	190,721	(3.6)%
Heated Tobacco Units	15,056	10,987	37.0%
Total Cigarettes and Heated Tobacco Units	198,855	201,708	(1.4)%
Note: Sampoerna A includes Sampoerna; Philip Morris includes Philip Morris/Dubliss; and Lark includes Lark Harmony.

Our cigarette shipment volume of the following brands decreased:

•
Marlboro, mainly due to Italy and Japan, partly reflecting the impact of out-switching to heated tobacco units, as well as France and Saudi Arabia, partly offset by Indonesia, Mexico, the Philippines and Turkey;

•	Chesterfield, mainly due to Argentina, Russia, Saudi Arabia, Turkey and Venezuela, partly offset by Brazil, Mexico and Morocco;

•	Parliament, mainly due to Russia and Turkey;

•
Sampoerna A in Indonesia, mainly reflecting the impact of retail price increases resulting in widened price gaps with competitors' products and the impact of estimated trade inventory movements following the absence of an excise tax increase in January 2019;

•	Bond Street, mainly due to Russia and Ukraine;

•	Lark, mainly due to Turkey;

•	Fortune in the Philippines, mainly reflecting up-trading to Marlboro resulting from a narrowed price gap; and

•
"Others," notably due to: the impact of the deconsolidation of RBH in Canada; mid-price Sampoerna U in Indonesia, partly reflecting the impact of above-inflation retail price increases; and low-price brands, notably in Russia, partly offset by low-price brands in Pakistan.

The increase in our heated tobacco unit shipment volume was mainly driven by the EU, notably Italy, Eastern Europe, notably Russia and Ukraine, as well as Japan, partly offset by Korea and PMI Duty Free.

Our cigarette shipment volume of the following brands increased:

•	L&M, mainly driven by Egypt and Thailand, partly offset by Russia, Saudi Arabia and Turkey;

•	Philip Morris, mainly driven by Indonesia and Russia, partly offset by Argentina; and

•	Dji Sam Soe in Indonesia, driven by the strong performance of the DSS Magnum Mild 16 variant and the introduction of 20s and 50s variants.

International Share of Market

Our total international market share (excluding China and the United States), defined as our cigarette and heated tobacco unit sales volume as a percentage of total industry cigarette and heated tobacco unit sales volume, increased by 0.1 point to 28.3%, reflecting:

•	Total international cigarette market share of 26.2%, down by 0.4 points; and

•	Total international heated tobacco unit market share of 2.1%, up by 0.5 points.
Our total international cigarette market share, defined as our cigarette sales volume as a percentage of total industry cigarette sales volume, was 26.9%, down by 0.3 points.

Financial Summary
Financial Summary - Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2019	2018	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other (1)
(in millions)
Net Revenues	$7,699	$7,726	(0.3)%	5.4%	$(27)	$(447)	$459	$209	$(248)
Cost of Sales	(2,665)	(2,744)	2.9%	(2.0)%	79	134	—	(84)	29
Marketing, Administration and Research Costs(2)	(1,831)	(1,868)	2.0%	(5.9)%	37	148	—	—	(111)
Amortization of Intangibles	(16)	(21)	23.8%	23.8%	5	—	—	—	5
Operating Income	$3,187	$3,093	3.0%	8.4%	$94	$(165)	$459	$125	$(325)
(1) Cost/Other variance includes the impact of the RBH deconsolidation.
(2) Unfavorable Cost/Other variance includes asset impairment & exit costs of $23 million in 2019, as well as the impact of the RBH deconsolidation.

For the three months ended June 30, 2019, net revenues, excluding unfavorable currency, increased by 5.4%, mainly reflecting: a favorable pricing variance, driven notably by Germany, Indonesia, Japan, the Philippines and Turkey, partly offset by Argentina; as well as a favorable volume/mix, mainly driven by favorable volume/mix of heated tobacco units, notably in the EU and Eastern Europe, partly offset by unfavorable volume/mix of cigarettes, mainly in the EU and East Asia & Australia. The currency-neutral growth in net revenues of 5.4% came despite the unfavorable impact of $248 million, shown in "Cost/Other," predominantly resulting from the deconsolidation of RBH.

The unfavorable currency in net revenues was due primarily to the Euro, Indonesian rupiah, Russian ruble and Turkish lira.

Net revenues include $1,466 million in 2019 and $1,020 million in 2018 related to the sale of RRPs.

Operating income increased by 3.0%. Excluding unfavorable currency ($165 million) and 2019 asset impairment and exit costs ($23 million) related to a plant closure in Colombia as part of our global manufacturing infrastructure optimization, operating income increased by 9.1%, primarily reflecting: a favorable pricing variance; favorable volume/mix, notably in the EU; partly offset by higher manufacturing costs, higher marketing, administration and research costs and the net unfavorable impact resulting from the deconsolidation of RBH shown in "Cost/Other."

Interest expense, net, of $150 million decreased by $18 million (10.7%), due primarily to our ongoing efforts to optimize our capital structure following the passage of the Tax Cuts and Jobs Act. This included the decision to use existing cash to repay $2.5 billion and $3.0 billion of long-term debt that matured in 2018 and in the first six months of 2019, respectively.

Our effective tax rate decreased by 1.8 percentage points to 20.3%. The effective tax rate for the three months ended June 30, 2019 was favorably impacted by further clarifications related to the Tax Cuts and Jobs Act and a reduction in estimated U.S. federal income tax on dividend repatriation for the years 2015-2018 ($67 million). For further details, see Note 9. Income Taxes.

Net earnings attributable to PMI of $2.3 billion increased by $121 million or 5.5%. This increase was due primarily to higher operating income as discussed above, a lower effective tax rate and lower interest expense, net. Diluted and basic EPS of $1.49 increased by 5.7%. Excluding an unfavorable currency impact of $0.07, the $0.01 charge related to 2019 asset impairment and exit costs, and a favorable tax impact of $0.04 related to a reduction in estimated U.S. federal income tax on dividend repatriation for the years 2015-2018, diluted EPS increased by 8.5%.

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

EU Tobacco Products Directive: In April 2014, the EU adopted a significantly revised EU Tobacco Products Directive (TPD), which entered into force in May 2016. All 28 Member States and Norway have adopted laws transposing the TPD.  The TPD sets forth a comprehensive set of regulatory requirements for tobacco products, including:

•	health warnings covering 65% of the front and back panels of cigarette packs, with an option for Member States to further standardize tobacco packaging, including the introduction of plain packaging;

•	a ban on characterizing flavors in some tobacco products, with a transition period for menthol expiring in May 2020;

•	security features and tracking and tracing measures that became effective on May 20, 2019; and

•
a framework for the regulation of novel tobacco products and e-cigarettes, including requirements for health warnings and information leaflets, a prohibition on product packaging text related to reduced risk, and the introduction of notification requirements or authorization procedures in advance of commercialization.

Plain Packaging and Other Packaging Restrictions: Plain packaging legislation bans the use of branding, logos and colors on packaging other than the brand name and variant that may be printed only in specified locations and in a uniform font. To date, plain packaging laws have been adopted in certain markets in all of our reporting segments, including the key markets of Australia, France, Saudi Arabia and Turkey, and are in various degrees of implementation. Some countries, such as Canada, New Zealand and Israel, adopted plain packaging regulations that apply to all tobacco products, including RRPs. Other countries are also considering plain packaging legislation.

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

The EU Single-Use Plastics Directive, which will require tobacco manufacturers and importers to cover the costs of public collection systems for tobacco product filters, entered into force on July 2, 2019, after which Member States will have two years to transpose it into national law. While we cannot predict the impact of this initiative on our business at this time, we are monitoring developments in this area.

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

A number of jurisdictions are considering actions to prevent illicit trade. In November 2012, the FCTC adopted the Protocol to Eliminate Illicit Trade in Tobacco Products (the “Protocol”), which includes supply chain control measures, such as licensing of manufacturers and distributors, enforcement in free trade zones, controls on duty free and Internet sales and the implementation of tracking and tracing technologies. To date, 55 Parties, including the European Union, have ratified it. The Protocol came into force in September 2018. Parties must now start implementing its measures via national legislation. In October 2018, the first Meeting of the Parties to the Protocol decided to produce a comprehensive report on good practices for the implementation of tracking and tracing systems and to prepare a conceptual framework for global information sharing to combat illicit tobacco trade. We welcome this decision and expect that other Parties will ratify the Protocol.

We devote substantial resources to help prevent illicit trade in combustible tobacco products and RRPs. For example, we engage with governments, our business partners and other stakeholders to implement effective measures to combat illicit trade and, in some instances, pursue legal remedies to protect our intellectual property rights.

The tracking and tracing regulations for cigarettes and roll-your-own products manufactured or destined for the EU became effective on May 20, 2019. The effective date for other tobacco-containing products, including some of our RRPs such as the heated tobacco units, is May 20, 2024. While we expect that this regulation will increase our operating expenses, we do not expect this increase to be significant.

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

Four RRP platforms are in various stages of development and commercialization readiness:

        Platform 1 uses a precisely controlled heating device incorporating our IQOS HeatControl technology, into which a specially designed and proprietary tobacco unit is inserted and heated to generate an aerosol. We have conducted a series of clinical studies for this platform, the results of which were included in our submission to the U.S. Food and Drug Administration (“FDA”) described below. The results of the first six-month term of the 6+6 month exposure response study were received at the end of 2017, and the related report was completed and submitted to the FDA in the second quarter of 2018. The study showed that all eight of the co-primary clinical risk endpoints moved in the same direction in the group that switched to our Platform 1 product as observed for smoking cessation, with statistically significant changes in five of the eight endpoints compared with on-going smoking. The results of the second six-month term of the 6+6 month exposure response study were received for analysis in the second quarter of 2018; we are analyzing the results and preparing a report. In addition, as set out in our submission to the FDA referenced above, we completed an 18-month combined chronic toxicity and carcinogenicity study in mice, which was on-going at the time of our FDA submission. We shared the results with the FDA in August 2018.

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

    Platform 3 provides an aerosol of nicotine salt. We have explored two routes for this platform, one with electronics and one without, and conducted nicotine pharmacokinetic studies with both versions. The results of the pharmacokinetic study related to the version without electronics were received, and the related report was finalized in the fourth quarter of 2018. The results indicate this product's potential as an acceptable alternative to continued cigarette smoking in terms of product satisfaction. We are conducting a product use and adaptation study in adult smokers and expect the results in 2020.

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

In 2014, we introduced our Platform 1 product in pilot city launches in Nagoya, Japan, and in Milan, Italy. Since then, we have continuously expanded our commercialization activities, and the product is currently available for sale in 48 markets in key cities or nationwide.

We estimate that only a very small percentage of adult smokers who convert to our Platform 1 product switch back to cigarettes.

We have integrated the production of our heated tobacco units into a number of our existing manufacturing facilities, are progressing with our plans to build manufacturing capacity for our other RRP platforms, and continue to optimize our manufacturing infrastructure.

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

Our Platform 1 and IQOS MESH devices are subject to standard product warranties generally for a period of 12 months from the date of purchase or such other periods as required by law. We discuss product warranties in more detail in Note 16. Product Warranty. The significance of warranty claims is dependent on a number of factors, including warranty policies and product failure rates and may increase with the number of devices sold.

Product quality may affect consumer acceptance of our RRPs.

Our commercialization efforts for the other RRP platforms are as follows:

•
We currently market our e-vapor products in Ireland and the U.K. In July 2018, we pilot-launched IQOS MESH, one of our Platform 4 products, in London, U.K. We plan to start commercializing an improved version of this product before year-end.

•
We completed a small-scale city test of TEEPS, our Platform 2 product, that we had initiated in December 2017 in Santo Domingo, the Dominican Republic, and are working on improving this product and incorporating our learnings into our future plans.

•	Depending on the outcome of the use and adaptation study described above, we plan to conduct a consumer test of our Platform 3 product.

RRP Regulation and Taxation: RRPs contain nicotine and are not risk-free. We therefore support science-based regulation and taxation of RRPs. Regulation and taxation should differentiate between cigarettes and products that present, are likely to present, or have the potential to present less risk of harm to adult smokers who switch to these products versus continued smoking and should recognize a continuum of risk for tobacco and other nicotine-containing products. Regulation should provide minimum standards for all RRP categories and specific rules for product assessment methodologies, ingredients, labelling and consumer communication, and should ensure that the public is informed about the health risks of all combustible and non-combustible tobacco and nicotine-containing products. Regulation, as well as industry practices, should reflect the fact that youth should not consume nicotine in any form.

Some governments have banned or are seeking to ban or severely restrict emerging tobacco and nicotine-containing products such as our RRPs and communication of truthful and non-misleading information about such products. These regulations might foreclose or unreasonably restrict adult consumer access even to products that might be shown to be a better consumer choice than continuing to smoke. We oppose such blanket bans and unreasonable restrictions of products that have the potential to present less risk of harm compared to continued smoking. By contrast, we support regulation that sets clear standards for all RRP categories and propels innovation to benefit adult smokers who would otherwise continue to smoke.

In the United States, an established regulatory framework for assessing “Modified Risk Tobacco Products” and “New Tobacco Products” exists under the jurisdiction of the FDA. We submitted to the FDA a Modified Risk Tobacco Product Application (“MRTPA”) for our Platform 1 product in December 2016, and a Premarket Tobacco Product Application (“PMTA”) for our Platform 1 product in March 2017.

On April 30, 2019, the FDA determined that our Platform 1 product is appropriate for the protection of public health and authorized it for sale in the United States. The FDA’s decision followed its comprehensive assessment of our PMTA.

In May 2017, the FDA formally accepted and filed our MRTPA for substantive scientific review and, in June 2017, the FDA opened the period for the public to provide comments on our application. The FDA closed the public comment period on February 11, 2019. The FDA referred our MRTPA to the Tobacco Product Scientific Advisory Committee (“TPSAC”). TPSAC held a meeting on January 24 and January 25, 2018 to discuss our MRTPA. The recommendations and votes of TPSAC are not binding on the FDA. By regulation, the FDA’s decision on our MRTPA will take into account, in addition to the views of TPSAC, scientific evidence as well as comments, data and information submitted by interested persons. The FDA review of our MRTPA is on-going.

Separately, in July 2017, the FDA issued a policy announcement aiming to explore the potential of nicotine reduction in cigarettes in conjunction with the availability of less harmful products that deliver nicotine for adults who choose to use such products. In July 2018, as part of a public consultation procedure, we submitted our views on this topic to the FDA.

Following a rise in the use of e-vapor products among minors in the U.S., in March 2019, the FDA published new draft guidance relating to e-vapor products for public comment and consultation. Under the draft guidance, e-vapor products with flavors other than tobacco, mint and menthol, may be sold only in age-restricted retail outlets or through online sites with heightened age verification requirements. The FDA further proposed requiring PMTAs for e-vapor products with flavors other than tobacco, mint and menthol to be submitted by August 8, 2021. While we do not sell e-vapor products in the U.S. and therefore are not subject to these actions, we continue to support regulation and industry practices that reflect the fact that youth should not consume nicotine in any form.

Future FDA actions may influence the regulatory approach of other governments.

Until recently, there were no countries with specific product standards for heat-not-burn products. Effective July 2017 and March 2018, respectively, Russia and Ukraine adopted standards that set minimum quality and safety requirements for the consumables and defined methods for demonstrating the absence of combustion, and the product standards in Kazakhstan that came into force in March 2019 also cover devices. In the UAE, a product standard on minimum quality and safety of electronic nicotine-containing products, including heat-not-burn products, was approved in March 2019. We expect and encourage other governments to consider similar product standards going forward.

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

In addition, in Italy, in April 2018, we submitted under recent legislation an application for HEETS, used with the IQOS device, requesting regulatory recognition of the reduction of toxic substances and potential risk reduction resulting from switching to this product compared to continued cigarette smoking. In January 2019, our application was not granted, primarily on the grounds of insufficient data and questions of methodology.  Due to the constraints of the review process, we had been unable to supplement the application with all the data we subsequently filed with the FDA and to address methodological questions during the review. We plan to submit a new application where we will clarify the concerns raised by the decision and further strengthen our application by submitting additional evidence that became available since we submitted our first application, consistent with our FDA filing. We are confident that our evidence supports our application.

To date, several governmental agencies have published their scientific findings that pertain to our RRPs.

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

Our RRP Business Development Initiatives: In December 2013, we established a strategic framework with Altria Group, Inc. (“Altria”) setting out terms on how the parties would collaborate to develop and commercialize e-vapor products and commercialize two of our RRPs in the U.S. In late 2018, Altria announced that it will participate in the e-vapor category only through another e-vapor company in which Altria acquired a minority interest. Regarding heat-not-burn products, as discussed above, the FDA has authorized our Platform 1 product for sale in the U.S., and we are seeking authorization for our MRTP submission. These efforts are not affected by Altria's e-vapor announcement. We expect that Altria's subsidiary will begin commercialization efforts of our Platform 1 product in the U.S. in Atlanta, Georgia.

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

In November 2010, a WTO panel issued its decision in a dispute relating to facts that arose from August 2006 between the Philippines and Thailand concerning a series of Thai customs and tax measures affecting cigarettes imported by PM Thailand into Thailand (see Note 8. Contingencies for additional information). The WTO panel decision, which was upheld by the WTO Appellate Body, concluded that Thailand had no basis to find that PM Thailand's declared customs values and taxes paid were too low, as alleged by the DSI in 2009. The decision also created obligations for Thailand to revise its laws, regulations, or practices affecting the customs valuation and tax treatment of future cigarette imports. Thailand agreed in September 2011 to fully comply with the decision by October 2012. The Philippines asserts that to date Thailand has not fully complied with the WTO panel decision. The Philippines has repeatedly expressed concerns with ongoing investigations by Thailand of PM Thailand, including those that led to the criminal charges described in Note 8. Contingencies, and has commenced two formal proceedings at the WTO to challenge criminal charges against PM Thailand arguing that the criminal charges appear to be based on grounds not supported by WTO customs valuation rules and inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies. On November 12, 2018 and July 12, 2019, the WTO issued its decisions agreeing with the Philippines that the criminal charges against PM Thailand and its former and current employees in connection with import entries of cigarettes from the Philippines and Indonesia, respectively, described in Note 8. Contingencies, are inconsistent with WTO customs valuation rules. In January 2019, Thailand appealed the WTO's decision related to the criminal charges in connection with import entries of cigarettes from the Philippines.

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

A subsidiary sells products to distributors that, in turn, sell those products to duty free customers that supply U.N. peacekeeping forces around the world, including those in the U.N. peacekeeping mission located in Abyei, a special administrative territory in Sudan. We do not believe that these sales, which are not subject to Trade Sanctions, and are de minimis in volume and value, present a material risk to our shareholders, our reputation or the value of our shares. We have no employees, operations or assets in the Sudan.

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

Operating Results – Three Months and Six Months Ended June 30, 2019

The following discussion compares operating results within each of our reportable segments for the three months and six months ended June 30, 2019, with the three months and six months ended June 30, 2018.

Unless otherwise stated, references to total industry, total market, our shipment volume and our market share performance reflect cigarettes and heated tobacco units.

European Union:

Financial Summary - Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2019	2018	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$2,577	$2,503	3.0%	11.6%	$74	$(216)	$84	$206	$—
Operating Income	$1,195	$1,177	1.5%	11.8%	$18	$(121)	$84	$168	$(113)

For the three months ended June 30, 2019, net revenues, excluding unfavorable currency, increased by 11.6%, reflecting a favorable pricing variance, driven principally by France and Germany, and favorable volume/mix, driven by favorable heated tobacco unit volume, notably in the Czech Republic, Germany, Italy and Poland, partly offset by unfavorable cigarette volume, notably in France and Italy, and unfavorable cigarette volume/mix in Germany.

The net revenues of the European Union segment include $428 million in 2019 and $182 million in 2018 related to the sale of RRPs.

Operating income, excluding unfavorable currency, increased by 11.8%, mainly reflecting: a favorable pricing variance; favorable volume/mix, notably in the Czech Republic, Italy and Poland, driven by heated tobacco unit volume, partly offset by lower cigarette volume, notably in France and Italy, and unfavorable volume/mix in Germany; partially offset by higher manufacturing costs and higher marketing, administration and research costs primarily related to reduced-risk products.

Financial Summary - Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2019	2018	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$4,736	$4,491	5.5%	13.4%	$245	$(359)	$152	$452	$—
Operating Income	$2,091	$1,917	9.1%	19.2%	$174	$(195)	$152	$365	$(148)

For the six months ended June 30, 2019, net revenues, excluding unfavorable currency, increased by 13.4%, reflecting a favorable pricing variance, driven principally by Germany, and favorable volume/mix, primarily reflecting favorable heated tobacco unit volume/mix, notably in the Czech Republic, Germany, Italy and Poland, partly offset by lower cigarette volume, notably in France and Italy, and lower cigarette volume/mix in Germany.

The net revenues of the European Union segment include $775 million in 2019 and $334 million in 2018 related to the sale of RRPs.

Operating income, excluding unfavorable currency, increased by 19.2%, mainly reflecting: a favorable pricing variance; favorable volume/mix, notably in the Czech Republic, Italy and Poland, driven by heated tobacco unit volume, partially offset by lower cigarette volume/mix, notably in France, Germany and Italy; partially offset by higher manufacturing costs and higher marketing, administration and research costs primarily related to reduced-risk products.

European Union - Total Market, PMI Shipment Volume and Market Share Commentaries

Total market, PMI shipment volume and market share performance are shown in the table below:

European Union Key Data	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2019	2018	% / pp	2019	2018	% / pp
Total Market (billion units)	124.3	126.2	(1.5)%	231.5	234.0	(1.1)%

PMI Shipment Volume (million units)
Cigarettes	46,367	47,984	(3.4)%	85,855	87,655	(2.1)%
Heated Tobacco Units	3,043	1,195	+100.0%	5,336	2,123	+100.0%
Total European Union	49,410	49,179	0.5%	91,191	89,778	1.6%

PMI Market Share
Marlboro	18.1%	18.5%	(0.4)	18.1%	18.4%	(0.3)
L&M	6.9%	7.0%	(0.1)	6.8%	6.9%	(0.1)
Chesterfield	5.8%	5.9%	(0.1)	5.9%	5.9%	—
Philip Morris	2.7%	2.9%	(0.2)	2.8%	3.0%	(0.2)
HEETS	2.4%	1.0%	1.4	2.3%	0.9%	1.4
Others	3.0%	3.1%	(0.1)	3.0%	3.2%	(0.2)
Total European Union	38.9%	38.4%	0.5	38.9%	38.3%	0.6

In the second quarter, the estimated total market in the EU decreased by 1.5% to 124.3 billion units, mainly due to:

•	France, down by 6.6%, mainly due to the impact of significant excise-tax driven price increases, as well as an increase in the prevalence of illicit trade;

•	Germany, down by 3.4%, primarily reflecting the impact of price increases in the first quarter of 2019; and

•	Italy, down by 3.1%, primarily reflecting the impact of price increases in the first quarter of 2019;
partly offset by

•	Poland, up by 8.0%, primarily reflecting a lower prevalence of illicit trade.

Our total shipment volume increased by 0.5% to 49.4 billion units, notably driven by:

•	higher heated tobacco unit shipment volume across the Region, notably Italy, driven by higher market share; and

•	higher cigarette shipment volume, notably in Poland, driven by the higher total market;
partly offset by

•	lower cigarette shipment volume, mainly in France and Germany due to the lower total market, and Italy, due to the lower total market and lower cigarette market share.

For the six months year-to-date, the estimated total market in the EU decreased by 1.1% to 231.5 billion units, notably due to:

•	France, down by 7.3%, primarily reflecting the impact of price increases in 2018 and the first quarter of 2019;

•	Germany, down by 3.7%, primarily reflecting the impact of price increases in 2018 and the first quarter of 2019; and

•	Italy, down by 3.0%, primarily reflecting the impact of price increases in 2018 and the first quarter of 2019;
partly offset by

•	Poland, up by 8.0%, reflecting the same factors as in the quarter; and

•	Spain, up by 0.9%, partly reflecting a lower prevalence of illicit trade.

For the six months year-to-date, our total shipment volume increased by 1.6% to 91.2 billion units, notably driven by:

•	higher heated tobacco unit shipment volume across the Region, notably Italy, driven by higher market share; and

•	higher cigarette shipment volume, notably in Poland, mainly driven by the higher total market;
partly offset by

•	lower cigarette shipment volume, mainly in France due to the lower total market, and Italy, due to the lower total market and lower cigarette market share.

Eastern Europe:

Financial Summary - Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2019	2018	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$822	$760	8.2%	16.8%	$62	$(66)	$36	$92	$—
Operating Income	$256	$261	(1.9)%	4.2%	$(5)	$(16)	$36	$27	$(52)

For the three months ended June 30, 2019, net revenues, excluding unfavorable currency, increased by 16.8%, reflecting a favorable pricing variance, driven notably by Russia and Ukraine, and favorable volume/mix, predominantly driven by heated tobacco unit volume in Russia, partly offset by lower cigarette volume/mix in Russia.

The net revenues of the Eastern Europe segment include $182 million in 2019 and $65 million in 2018 related to the sale of RRPs.

Operating income, excluding unfavorable currency, increased by 4.2%, reflecting: a favorable pricing variance; favorable volume/mix, predominantly driven by heated tobacco unit volume in Russia, partly offset by lower cigarette volume/mix in Russia; partly offset by higher marketing, administration and research costs, notably reflecting increased investments behind reduced-risk products, primarily in Russia in support of geographic expansion.

Financial Summary - Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2019	2018	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$1,401	$1,327	5.6%	15.4%	$74	$(130)	$53	$151	$—
Operating Income	$385	$412	(6.6)%	1.9%	$(27)	$(35)	$53	$41	$(86)

For the six months ended June 30, 2019, net revenues, excluding unfavorable currency, increased by 15.4%, reflecting a favorable pricing variance, driven notably by Ukraine, and favorable volume/mix, predominantly driven by heated tobacco unit volume in Russia, partly offset by lower cigarette volume/mix in Russia.

The net revenues of the Eastern Europe segment include $291 million in 2019 and $105 million in 2018 related to the sale of RRPs.

Operating income, excluding unfavorable currency, increased by 1.9%, reflecting: a favorable pricing variance; favorable volume/mix, predominantly driven by heated tobacco unit volume in Russia, partly offset by lower cigarette volume/mix in Russia; partly offset by higher manufacturing costs and higher marketing, administration and research costs, notably reflecting increased investments behind reduced-risk products, primarily in Russia in support of geographic expansion.

Eastern Europe - Total Market, PMI Shipment Volume and Market Share Commentaries

In the second quarter, the estimated total market in Eastern Europe decreased, notably due to:

•	Russia, down by 3.8%, primarily reflecting the impact of price increases, as well as an increase in the prevalence of illicit trade; and

•	Ukraine, down by 14.5%, primarily reflecting the impact of excise tax-driven price increases, as well as an increase in the prevalence of illicit trade.

For the six months year-to-date, the estimated total market in Eastern Europe decreased, notably due to:

•	Russia, down by 4.9%, reflecting the same factors as in the quarter, as well as the unfavorable impact in the first quarter of 2019 of estimated trade inventory movements in certain key accounts; and

•	Ukraine, down by 12.8%, reflecting the same factors as in the quarter.

PMI Shipment Volume (million units)	Second-Quarter			Six Months Year-to-Date
	2019	2018	Change	2019	2018	Change
Cigarettes	27,080	28,454	(4.8)%	47,400	50,493	(6.1)%
Heated Tobacco Units	2,807	951	+100.0%	4,355	1,515	+100.0%
Total Eastern Europe	29,887	29,405	1.6%	51,755	52,008	(0.5)%

In the second quarter, our total shipment volume increased by 1.6% to 29.9 billion units, driven by:

•	Kazakhstan, up by 11.7%, reflecting a higher total market and a higher market share of heated tobacco units; and

•	Russia, up by 1.1%, reflecting a higher market share of heated tobacco units, partially offset by the lower total market;
partly offset by

•	Ukraine, down by 4.3%, reflecting a lower total market, partly offset by higher market share of cigarettes and heated tobacco units.

For the six months year-to-date, our total shipment volume decreased by 0.5% to 51.8 billion units, primarily in:

•
Russia, down by 1.5%. Excluding the net unfavorable impact of estimated distributor inventory movements of 0.5 billion units, primarily of heated tobacco units, PMI's in-market sales growth was 0.3%, reflecting a higher market share of heated tobacco units, partially offset by the lower total market;

partly offset by

•	Kazakhstan, up by 11.9%, reflecting a higher total market and a higher market share of heated tobacco units.

Middle East & Africa:

Financial Summary - Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2019	2018	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$1,004	$1,022	(1.8)%	7.0%	$(18)	$(90)	$115	$(48)	$5
Operating Income	$441	$403	9.4%	20.8%	$38	$(46)	$115	$(47)	$16

For the three months ended June 30, 2019, net revenues, excluding unfavorable currency, increased by 7.0%, primarily reflecting a favorable pricing variance, driven predominantly by Turkey, partly offset by unfavorable volume/mix, notably due to unfavorable heated tobacco unit volume in PMI Duty Free, and unfavorable cigarette volume in the GCC, primarily Saudi Arabia, and Turkey, partly offset by Egypt.

The net revenues of the Middle East & Africa segment include $86 million in 2019 and $112 million in 2018 related to the sale of RRPs.

Operating income, excluding unfavorable currency, increased by 20.8%, mainly reflecting a favorable pricing variance and lower manufacturing costs, partly offset by unfavorable volume/mix, notably due to unfavorable cigarette and heated tobacco unit volume in PMI Duty Free, and unfavorable cigarette volume in the GCC, primarily Saudi Arabia, and Turkey.

Financial Summary - Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2019	2018	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$1,931	$1,983	(2.6)%	5.3%	$(52)	$(158)	$65	$25	$16
Operating Income	$785	$777	1.0%	10.3%	$8	$(72)	$65	$(12)	$27

For the six months ended June 30, 2019, net revenues, excluding unfavorable currency, increased by 5.3%, mainly reflecting: a favorable pricing variance, driven by Egypt, PMI Duty Free and Turkey, partly offset by Saudi Arabia; favorable volume/mix, driven by favorable cigarette volume/mix, notably in Saudi Arabia and Turkey, partly offset by unfavorable cigarette and heated tobacco unit volume in PMI Duty Free; and a favorable cost/other variance mainly driven by the timing of other revenues.

The net revenues of the Middle East & Africa segment include $185 million in 2019 and $189 million in 2018 related to the sale of RRPs.

Operating income, excluding unfavorable currency, increased by 10.3%, mainly reflecting: a favorable pricing variance, lower manufacturing costs and a favorable cost/other variance, as noted above; partly offset by unfavorable volume/mix, notably due to unfavorable cigarette and heated tobacco unit volume in PMI Duty Free, partly offset by favorable cigarette volume/mix in Saudi Arabia and favorable cigarette volume in Turkey.

Middle East & Africa - Total Market, PMI Shipment Volume and Market Share Commentaries

In the second quarter, the estimated total market in the Middle East & Africa increased, notably driven by:

•
Saudi Arabia, up by 6.7%, primarily reflecting a favorable comparison with the second quarter of 2018, which was down by 23.8% mainly due to the impact of retail price increases in 2017 and the first quarter of 2018 following the introduction of the new excise tax in June 2017 and VAT in January 2018, respectively; and

•	Turkey, up by 9.2%, mainly reflecting a lower prevalence of illicit trade;
partly offset by

•	Egypt, down by 4.7%, mainly due to the impact of price increases in 2018.

For the six months year-to-date, the estimated total market in the Middle East & Africa increased, notably driven by:

•	Algeria, up by 4.9%, or down by 4.1% excluding the net favorable impact of estimated trade inventory movements associated with expectations regarding excise tax announcements in 2019 compared to 2018;

•
Saudi Arabia, up by 7.5%, primarily reflecting a favorable comparison with the first six months of 2018, which was down by 33.2% mainly due to the impact of retail price increases in 2017 and the first quarter of 2018 following the introduction of the new excise tax in June 2017 and VAT in January 2018, respectively; and

•	Turkey, up by 11.5%, mainly reflecting the same factor as in the quarter;
partly offset by

•	Egypt, down by 2.2%, mainly reflecting the same factor as in the quarter.

PMI Shipment Volume (million units)	Second-Quarter			Six Months Year-to-Date
	2019	2018	Change	2019	2018	Change
Cigarettes	31,659	34,177	(7.4)%	64,963	63,425	2.4%
Heated Tobacco Units	719	971	(26.0)%	1,473	1,680	(12.3)%
Total Middle East & Africa	32,378	35,148	(7.9)%	66,436	65,105	2.0%
In the second quarter, our total shipment volume decreased by 7.9% to 32.4 billion units, notably in:

•	PMI Duty Free, down by 8.5%. Excluding the net unfavorable impact of estimated distributor inventory movements of 0.2 billion units, principally cigarettes, our in-market sales decline was 5.9%;

•
Saudi Arabia, down by 50.2%. Net unfavorable estimated distributor inventory movements totaled 0.9 billion cigarettes, mainly attributable to the pay-back of adjustments in the first quarter of 2019 resulting from the delayed importation deadline before the implementation of plain packaging scheduled for January 1, 2020. Excluding the impact of these inventory movements, our in-market sales grew by 3.5%, reflecting a favorable comparison with the second quarter of 2018, which was down by 40.1%, mainly due to the impact of the factors described for the total market above; and

•	Turkey, down by 7.6%, reflecting lower market share, mainly driven by the timing of retail price increases in April 2019 compared to competition, partly offset by a higher total market;
partly offset by

•	Egypt, up by 11.5%, primarily reflecting higher market share, driven by L&M, partly offset by a lower total market.

For the six months year-to-date, our total shipment volume increased by 2.0% to 66.4 billion units, notably in:

•	Egypt, up by 10.5%, primarily reflecting higher market share, driven by L&M, partly offset by a lower total market;

•
Saudi Arabia, up by 69.0%. Net favorable estimated distributor inventory movements totaled 1.7 billion cigarettes, mainly attributable to the timing of shipments compared to 2018. Excluding the impact of these inventory movements, our in-market sales grew by 6.1%, reflecting a favorable comparison with the first six months of 2018, which were down by 48.3%, mainly due to the impact of the factors described for the quarter above; and

•	Turkey, up by 5.6%, driven by a higher total market, partly offset by a lower market share reflecting the same factor as in the quarter;
partly offset by

•	PMI Duty Free, down by 10.4%. Excluding the net unfavorable impact of estimated distributor inventory movements of 0.6 billion units, PMI's in-market sales decline was 4.3%.

South & Southeast Asia:

Financial Summary - Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2019	2018	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$1,248	$1,156	8.0%	10.7%	$92	$(32)	$114	$10	$—
Operating Income	$492	$440	11.8%	15.0%	$52	$(14)	$114	$9	$(57)

For the three months ended June 30, 2019, net revenues, excluding unfavorable currency, increased by 10.7%, predominantly reflecting a favorable pricing variance driven by Indonesia and the Philippines.

Operating income, excluding unfavorable currency, increased by 15.0%, predominantly reflecting a favorable pricing variance, partly offset by higher manufacturing costs, mainly due to Indonesia, and higher marketing, administration and research costs, notably due to the Philippines, partly offset by Indonesia.

Financial Summary - Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2019	2018	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$2,361	$2,237	5.5%	9.7%	$124	$(93)	$190	$27	$—
Operating Income	$932	$869	7.2%	12.3%	$63	$(44)	$190	$23	$(106)

For the six months ended June 30, 2019, net revenues, excluding unfavorable currency, increased by 9.7%, reflecting: a favorable pricing variance, driven principally by Indonesia and the Philippines, as well as a favorable volume/mix, largely driven by favorable cigarette volume and mix in the Philippines, partly offset by lower cigarette volume and mix in Indonesia.

Operating income increased by 7.2%. Excluding asset impairment and exit costs of $20 million related to a plant closure in Pakistan as a part of our global manufacturing infrastructure optimization and unfavorable currency of $44 million, operating income increased by 14.6%, mainly reflecting: a favorable pricing variance; favorable volume/mix, mainly driven by favorable cigarette volume and mix in the Philippines, partly offset by lower cigarette volume and mix in Indonesia; partly offset by higher manufacturing costs, mainly due to Indonesia and the Philippines, and higher marketing, administration and research costs, partly due to the Philippines.

South & Southeast Asia - Total Market, PMI Shipment Volume and Market Share Commentaries

In the second quarter, the estimated total market in South & Southeast Asia increased, notably driven by:

•	Indonesia, up by 4.8%, mainly driven by the absence of an excise tax increase in January 2019;

•
Pakistan, up by 21.7%, mainly driven by the timing of estimated trade inventory movements related to anticipated excise tax-driven price increases in 2019 compared to the prior year. Excluding the impact of these inventory movements, the total market is estimated to have declined by 7.3%; and

•	Thailand, up by 10.0%, primarily reflecting on-going recovery from the September 2017 excise tax reform;
partly offset by

•	the Philippines, down by 1.5%, mainly due to the impact of price increases in the below premium segment in the fourth quarter of 2018; and

•	Vietnam, down by 2.9% reflecting the impact of the excise tax increase in January 2019.

For the six months year-to-date, the estimated total market in South & Southeast Asia increased, notably driven by:

•	Indonesia, up by 2.1%, reflecting the same factor as in the quarter;

•	Pakistan, up by 10.5%, reflecting the same factor as in the quarter. Excluding the impact of trade inventory movements, the total market is estimated to have declined by 4.0%;

•
the Philippines, up by 3.2%, mainly reflecting the impact of net favorable estimated trade inventory movements in the first quarter of 2019 associated with expectations regarding excise tax-driven price increases, partly offset by the impact of price increases in the below premium segment in the fourth quarter of 2018; and

•	Thailand, up by 17.8%, reflecting the same factor as in the quarter;
partly offset by

•	Vietnam, down by 5.3% reflecting the same factor as in the quarter.

PMI Shipment Volume (million units)	Second-Quarter			Six Months Year-to-Date
	2019	2018	Change	2019	2018	Change
Cigarettes	46,376	44,788	3.5%	87,868	85,006	3.4%
Heated Tobacco Units	—	—	—%	—	—	—%
Total South & Southeast Asia	46,376	44,788	3.5%	87,868	85,006	3.4%

In the second quarter, our total shipment volume increased by 3.5% to 46.4 billion units, notably driven by:

•	Pakistan, up by 33.6%, mainly reflecting a higher total market and higher market share resulting from the timing of estimated trade inventory movements described above; and

•
Thailand, up by 19.8%, mainly reflecting a higher market share driven by the continued strong performance of L&M 7.1 and the favorable impact of distribution expansion in 2018, as well as a higher total market.

For the six months year-to-date, our total shipment volume increased by 3.4% to 87.9 billion units, notably driven by:

•	Pakistan, up by 22.3%, mainly reflecting a higher market share resulting from the timing of estimated trade inventory movements described above, as well as a higher total market;

•	the Philippines, up by 3.7%, mainly reflecting the higher total market; and

•	Thailand, up by 26.6%, reflecting the same factors as in the quarter;
partly offset by

•
Indonesia, down by 1.8%, mainly reflecting a lower market share primarily due to the widened retail price gap of A Mild to competitive brands following its price increase in October 2018, partly offset by the higher total market.

East Asia & Australia:

Financial Summary - Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2019	2018	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$ 1,521	$ 1,478	2.9%	4.6%	$43	$(25)	$121	$(53)	$—
Operating Income	$ 642	$ 498	28.9%	23.7%	$144	$26	$121	$(32)	$29

For the three months ended June 30, 2019, net revenues, excluding currency, increased by 4.6%, reflecting a favorable pricing variance, driven predominantly by Japan, partly offset by unfavorable volume/mix, mainly due to unfavorable cigarette volume in Australia and Japan and unfavorable cigarette and heated tobacco unit volume in Korea.

The net revenues of the East Asia & Australia segment include $765 million in 2019 and $656 million in 2018 related to the sale of RRPs.

Operating income, excluding favorable currency, increased by 23.7%, mainly reflecting a favorable pricing variance and lower manufacturing costs, mainly in Korea, as well as lower marketing, administration and research costs, partly offset by unfavorable volume/mix, mainly due to unfavorable cigarette volume in Australia and Japan and unfavorable cigarette and heated tobacco unit volume in Korea, partially offset by heated tobacco unit volume in Japan.

Financial Summary - Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2019	2018	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$2,842	$3,069	(7.4)%	(6.6)%	$(227)	$(25)	$207	$(409)	$—
Operating Income	$1,069	$1,013	5.5%	3.5%	$56	$21	$207	$(254)	$82

For the six months ended June 30, 2019, net revenues, excluding unfavorable currency, decreased by 6.6%, reflecting a challenging comparison with the first six months of 2018 in which net revenues, excluding currency, grew by 16.8%, partly fueled by higher IQOS device shipments. The decline of 6.6% primarily reflected unfavorable volume/mix, due to lower cigarette shipment volume in Australia, lower cigarette and IQOS device shipment volume in Japan, and lower cigarette, heated tobacco unit and IQOS device shipment volume in Korea, partly offset by a favorable pricing variance driven predominantly by Japan.

The net revenues of the East Asia & Australia segment include $1,448 million in 2019 and $1,510 million in 2018 related to the sale of RRPs.

Operating income, excluding favorable currency, increased by 3.5%, mainly reflecting: a favorable pricing variance, lower manufacturing costs related to Japan and Korea, lower marketing, administration and research costs, notably in Australia and Korea, partly offset by Japan; partly offset by unfavorable volume/mix as described above.

East Asia & Australia - Total Market, PMI Shipment Volume and Market Share Commentaries
In the second quarter, the estimated total market in East Asia & Australia, excluding China, decreased, notably due to:

•	Australia, down by 10.8%, mainly reflecting the impact of excise tax-driven retail price increases;

•	Japan, down by 4.3%, mainly reflecting the impact of the October 1, 2018 excise tax-driven retail price increases; and

•	Taiwan, down by 16.3%, primarily reflecting the impact of excise tax-driven retail price increases.

For the six months year-to-date, the estimated total market in East Asia & Australia, excluding China, decreased, notably due to:

•	Japan, down by 4.4%, mainly reflecting the same factor as in the quarter; and

•	Taiwan, down by 3.8%, primarily reflecting the impact of excise tax-driven retail price increases in 2017.

PMI Shipment Volume (million units)	Second-Quarter			Six Months Year-to-Date
	2019	2018	Change	2019	2018	Change
Cigarettes	13,845	15,114	(8.4)%	25,958	29,205	(11.1)%
Heated Tobacco Units	8,428	7,838	7.5%	15,277	15,180	0.6%
Total East Asia & Australia	22,273	22,952	(3.0)%	41,235	44,385	(7.1)%

In the second quarter, our total shipment volume decreased by 3.0% to 22.3 billion units, notably in:

•
Japan, down by 0.4%. Excluding the net favorable impact of estimated distributor inventory movements of approximately 0.7 billion units, comprised of approximately 0.5 billion heated tobacco units and approximately 0.2 billion cigarettes, our in-market sales decline was 5.5%, reflecting the lower total market and lower cigarette market share; and

•	Korea, down by 9.8%, principally due to lower cigarette market share.

For the six months year-to-date, our total shipment volume decreased by 7.1% to 41.2 billion units, notably in:

•
Japan, down by 7.1%. Excluding the net unfavorable impact of estimated distributor inventory movements of approximately 0.5 billion units, comprised of approximately 0.1 billion heated tobacco units and approximately 0.4 billion cigarettes, PMI's in-market sales decline was 5.5%, reflecting the lower total market and lower cigarette market share; and

•	Korea, down by 9.7%, principally due to lower cigarette market share.
In Japan, we introduced a number of initiatives to reach different socio-economic strata who show a slower pace of adoption than early adopters.  In Korea, we plan to broaden our portfolio of HEETS to better address unique taste preferences of adult tobacco consumers, with launches in the second half of 2019.

Latin America & Canada:

Financial Summary - Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2019	2018	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other (1)
(in millions)
Net Revenues	$527	$807	(34.7)%	(32.5)%	$(280)	$(18)	$(11)	$2	$(253)
Operating Income	$161	$314	(48.7)%	(50.6)%	$(153)	$6	$(11)	$—	$(148)
(1) Unfavorable Cost/Other variance includes the impact of the RBH deconsolidation.

For the three months ended June 30, 2019, net revenues, excluding unfavorable currency, decreased by 32.5%, almost entirely due to the unfavorable impact of $253 million, shown in "Cost/Other," resulting from the deconsolidation of RBH, as well as an unfavorable pricing variance primarily resulting from the adoption of highly inflationary accounting in Argentina.

The net revenues of the Latin America & Canada segment include $5 million in 2019 and $5 million in 2018 related to the sale of RRPs.

Operating income decreased by 48.7%. Excluding asset impairment and exit costs ($23 million) related to a plant closure in Colombia as part of global manufacturing infrastructure optimization and the favorable impact of currency ($6 million), operating income decreased by 43.3%, predominantly due to the unfavorable impact, shown in "Cost/Other," resulting from the deconsolidation of RBH, partially offset by lower manufacturing costs and lower marketing, administration and research costs, partly resulting from the adoption of highly inflationary accounting in Argentina.

Financial Summary - Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2019	2018	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other (1)
(in millions)
Net Revenues	$1,179	$1,515	(22.2)%	(18.8)%	$(336)	$(51)	$20	$(52)	$(253)
Operating Income (Loss)	$(25)	$531	-(100)%	-(100)%	$(556)	$16	$20	$(43)	$(549)
(1) Unfavorable Cost/Other variance includes the impact of the RBH deconsolidation.

For the six months ended June 30, 2019, net revenues, excluding unfavorable currency, decreased by 18.8%, predominantly due to: the unfavorable impact of $253 million, shown in "Cost/Other," resulting from the deconsolidation of RBH; unfavorable volume, mainly due to Argentina and Canada, partly offset by Mexico (largely due to the timing of retail price increases compared to 2018); partly offset by a favorable pricing variance, notably in Canada and Mexico, partially offset by Argentina mainly due to the adoption of highly inflationary accounting.

The net revenues of the Latin America & Canada segment include $11 million in 2019 and $9 million in 2018 related to the sale of RRPs.

Operating income decreased by more than 100%. Excluding the loss on deconsolidation of RBH ($239 million), the Canadian tobacco litigation-related expense ($194 million), asset impairment and exit costs ($23 million) related to a plant closure in Colombia as part of global manufacturing infrastructure optimization and favorable currency ($16 million), operating income decreased by 21.8%. This decline was predominantly due to the unfavorable impact, shown in "Cost/Other," resulting from the deconsolidation of RBH and unfavorable volume/mix, mainly due to lower cigarette volume in Argentina and Canada, partly offset by higher cigarette volume in Mexico (largely due to the timing of retail price increases compared to 2018); partially offset by a favorable pricing variance; lower manufacturing costs and lower marketing, administration and research costs, partly resulting from the adoption of highly inflationary accounting in Argentina.

Latin America & Canada - Total Market, PMI Shipment Volume and Market Share Commentaries
In the second quarter, the estimated total market in Latin America & Canada decreased, notably due to:

•
Argentina, down by 9.9%, primarily due to the impact of cumulative price increases and the impact of the economic downturn as of the second half of 2018. Excluding estimated net trade inventory movements related to the timing of these price increases, the total market decreased by 5.5%;

•	Canada, down by 10.7%, primarily due to the impact of cumulative price increases; and

•	Venezuela, down by 60.7%, mainly reflecting the deterioration of the socioeconomic environment and the impact of inflation-driven price increases;
partly offset by:

•	Mexico, up by 8.3%, or by 1.5% excluding estimated net trade inventory movements related to the timing of price increases.

For the six months year-to-date, the estimated total market in Latin America & Canada decreased, notably due to:

•	Argentina, down by 8.6%, reflecting the same factors as in the quarter. Excluding estimated net trade inventory movements, the total market decreased by 7.4%;

•	Canada, down by 9.5%, reflecting the same factor as in the quarter; and

•	Venezuela, down by 58.5%, reflecting the same factors as in the quarter;
partly offset by:

•	Mexico, up by 3.3%, or down by 0.4% excluding estimated net trade inventory movements related to the timing of price increases.

PMI Shipment Volume (million units)	Second-Quarter			Six Months Year-to-Date
	2019	2018	Change	2019	2018	Change
Cigarettes	18,472	20,204	(8.6)%	36,052	39,217	(8.1)%
Heated Tobacco Units	59	32	84.4%	113	55	+100.0%
Total Latin America & Canada	18,531	20,236	(8.4)%	36,165	39,272	(7.9)%

In the second quarter, our total shipment volume decreased by 8.4% to 18.5 billion units, or by 1.4% excluding the impact of the RBH deconsolidation, in part due to:

•	Argentina, down by 10.0%, primarily reflecting the lower total market; and

•	Venezuela, down by 85.5%, reflecting the lower total market and lower market share;
partly offset by

•	Mexico, up by 13.4%, driven by the higher total market and higher market share, largely reflecting the timing of retail price increases compared to 2018.

For the six months year-to-date, our total shipment volume decreased by 7.9% to 36.2 billion units, or by 4.4% excluding the impact of the RBH deconsolidation, mainly due to:

•	Argentina, down by 10.5%, primarily reflecting the lower total market, as well as lower market share; and

•	Venezuela, down by 80.9%, primarily reflecting the lower total market, as well as lower market share;
partly offset by

•	Mexico, up by 6.3%, reflecting the same factors as in the quarter.

Financial Review

	For the Six Months Ended June 30,
(in millions)	2019	2018
Net cash provided by operating activities	$4,683	$5,373
Net cash used in investing activities	(1,749)	(683)
Net cash used in financing activities	(5,555)	(6,015)

Net Cash Provided by Operating Activities

During the first six months of 2019, net cash provided by operating activities decreased by $0.7 billion compared with the first six months of 2018. Excluding unfavorable currency movements of $0.8 billion, net cash provided by operating activities increased by $0.1 billion. The unfavorable currency movements represented the impacts on net earnings coupled with the currency impacts on subsidiary working capital movements and the related inter-company positions from the fluctuations of the U.S. dollar, especially against the Euro, Indonesian rupiah and Russian ruble.

While the impacts of the 2019 Canadian tobacco litigation-related expense and the 2019 loss on deconsolidation of RBH reduced net earnings by $0.3 billion, there was no net impact on operating cash flows for the six months, as the changes in deferred taxes and other operating cash flows offset the net earnings impact. Excluding the impact of the above items and unfavorable currency movements, the higher net earnings after these adjustments were partially offset by higher working capital requirements of $0.4 billion (primarily more cash used for accounts receivable due to the timing of sales and cash collections) and other movements.

Net Cash Used in Investing Activities

During the first six months of 2019, net cash used in investing activities increased by $1.1 billion compared with the first six months of 2018. This increase in net cash used in investing activities was due principally to the reduction of cash resulting from the deconsolidation of RBH, partly offset by lower capital expenditures and lower cash collateral posted to secure derivatives designated as net investment hedges of Euro assets principally related to changes in exchange rates between the Euro and the U.S. dollar. For further details on deconsolidation of RBH, see Note 20. Deconsolidation of RBH. For further details on our derivatives designated as net investment hedges, see Note 5. Financial Instruments.

During the first six months of 2019, capital expenditures decreased by $0.3 billion compared with the first six months of 2018. The 2019 expenditures were primarily related to our ongoing investments in RRPs. We expect total capital expenditures in 2019 to be approximately $1.1 billion.

Net Cash Used in Financing Activities

During the first six months of 2019, net cash used in financing activities decreased by $0.5 billion compared with the first six months of 2018. The change was due primarily to 2019 proceeds from long-term debt issuances ($1.6 billion proceeds from our U.S. dollar debt issuances in the second quarter of 2019) and the purchase of the remaining 49% interest in our Costa Rican affiliates in 2018, partially offset by higher long-term debt repayments and higher repayments of short-term borrowing (primarily commercial paper). For further details on the purchase of the remaining 49% interest in our Costa Rican affiliates, see Note 17. Acquisitions.

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
Credit Ratings – The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. At June 30, 2019, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Stable
Fitch	F1	A	Stable

Credit Facilities – On January 28, 2019, we entered into an agreement to extend the term of our $2.0 billion 364-day revolving credit facility from February 5, 2019, to February 4, 2020.
At June 30, 2019, our committed credit facilities and commercial paper outstanding were as follows:

(in billions)
Type	Committed Credit Facilities	Commercial Paper
364-day revolving credit, expiring February 4, 2020	$2.0
Multi-year revolving credit, expiring February 28, 2021	2.5
Multi-year revolving credit, expiring October 1, 2022	3.5
Total facilities	$8.0
Commercial paper outstanding		$—

At June 30, 2019, there were no borrowings under the committed credit facilities, and the entire committed amounts were available for borrowing.

All banks participating in our committed credit facilities have an investment-grade long-term credit rating from the credit rating agencies. We continuously monitor the credit quality of our banking group, and at this time we are not aware of any potential non-performing credit provider.

Each of these facilities requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“consolidated EBITDA”) to consolidated interest expense of not less than 3.5 to 1.0 on a rolling four-quarter basis. At June 30, 2019, our ratio calculated in accordance with the agreements was 11.0 to 1.0. These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require us to post collateral. We expect to continue to meet our covenants. The terms “consolidated EBITDA” and “consolidated interest expense,” both of which include certain adjustments, are defined in the facility agreements previously filed with the U.S. Securities and Exchange Commission.
In addition to the committed credit facilities discussed above, certain of our subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $3.2 billion at June 30, 2019 and $3.3 billion at December 31, 2018, are for the sole use of our subsidiaries. Borrowings under these arrangements amounted to $269 million at June 30, 2019, and $730 million at December 31, 2018.
Commercial Paper Program – We continue to have access to liquidity in the commercial paper market through programs in place in the U.S. and in Europe having an aggregate issuance capacity of $8.0 billion. At June 30, 2019 and December 31, 2018, we had no commercial paper outstanding. The average commercial paper balance outstanding during the first six months of 2019 was $3.0 billion. The average commercial paper balance outstanding during 2018 was $3.4 billion.

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

Our operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of June 30, 2019, and June 30, 2018 were $0.6 billion and $0.6 billion, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows.

For further details, see Note 15. Sale of Accounts Receivable to our condensed consolidated financial statements.

Debt – Our total debt was $29.9 billion at June 30, 2019 and $31.8 billion at December 31, 2018.

On February 14, 2017, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.

Our debt issuances in the first six months of 2019 were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity

U.S. dollar notes	(a)	$900	2.875%	May 2019	May 2024
U.S. dollar notes	(b)	$750	3.375%	May 2019	August 2029
(a) Interest on these notes is payable semi-annually in arrears beginning in November 2019.
(b) Interest on these notes is payable semi-annually in arrears beginning in August 2019.

The net proceeds from the sale of the securities listed in the table above have been and will be used for general corporate purposes, including repayment of outstanding commercial paper and refinancing of outstanding 2.000% Notes due 2020 and outstanding Floating Rate Notes due 2020.

Guarantees – At June 30, 2019, we were contingently liable for $0.5 billion of guarantees of our own performance, of which $0.3 billion were related to our obligations under indemnity agreements to enable appeals of customs assessments against our distributors and $0.2 billion were primarily related to excise taxes on the shipment of our products. There is no liability in the condensed consolidated financial statements associated with these guarantees. At June 30, 2019, our third-party guarantees were insignificant.

Equity and Dividends

We discuss our stock awards as of June 30, 2019 in Note 2. Stock Plans to our condensed consolidated financial statements.

During 2018, we did not repurchase any shares under a share repurchase program, and we do not presently intend to repurchase shares of our common stock in 2019.
Dividends paid in the first six months of 2019 were $3.6 billion. During the second quarter of 2018, our Board of Directors approved a 6.5% increase in the quarterly dividend to $1.14 per common share. As a result, the present annualized dividend rate is $4.56 per common share.

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

Our key strategic priorities are: to develop and commercialize products that present less risk of harm to adult smokers who switch to those products versus continued smoking; and to convince current adult smokers who would otherwise continue to smoke to switch to those RRPs. For our efforts to be successful, we must: develop RRPs that such adult smokers find acceptable alternatives to smoking; conduct rigorous scientific studies to substantiate that they reduce exposure to harmful and potentially harmful constituents in smoke and, ultimately, that these products present, are likely to present, or have the potential to present less risk of harm to adult smokers who switch to them versus continued smoking; and effectively advocate for the development of science-based regulatory frameworks for the development and commercialization of RRPs, including communication of scientifically substantiated information to enable adult smokers to make better consumer choices. We might not succeed in our efforts. If we do not succeed, but others do, or if heat-not-burn products are inequitably regulated compared to other RRP categories without regard to the totality of the scientific evidence available for such products, we may be at a competitive disadvantage. Furthermore, we cannot predict whether regulators will permit the sale and/or marketing of RRPs with scientifically substantiated risk-reduction claims. Such restrictions could limit the success of our RRPs.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity for each of the three months in the quarter ended June 30, 2019 was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2019 – April 30, 2019 (1)	—	$—	—	$—
May 1, 2019 – May 31, 2019 (1)	—	$—	—	$—
June 1, 2019 – June 30, 2019 (1)	—	$—	—	$—
Pursuant to Publicly Announced Plans or Programs	—	$—
April 1, 2019 – April 30, 2019 (2)	1,406	$87.71
May 1, 2019 – May 31, 2019 (2)	1,523	$86.05
June 1, 2019 – June 30, 2019 (2)	1,803	$82.36
For the Quarter Ended June 30, 2019	4,732	$85.14

(1)	During this reporting period, we did not have an authorized share repurchase program.

(2)	Shares repurchased represent shares tendered to us by employees who vested in restricted and performance share unit awards and used shares to pay all, or a portion of, the related taxes.

Item 6.	Exhibits.

3.1	Amended and Restated By-Laws of Philip Morris International Inc., effective as of March 7, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed March 7, 2019).

10.1	Supplemental Letter to the Employment Agreement (as amended) with Jacek Olczak, effective April 1, 2019.

10.2	Supplemental Letter to the Employment Agreement (as amended) with Miroslaw Zielinski, effective June 5, 2019.

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

32.1	Certification of the Registrant's Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant's Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILIP MORRIS INTERNATIONAL INC.

/s/ MARTIN G. KING

Martin G. King
Chief Financial Officer

July 25, 2019