Form 10-Q
period 2019-09-30
Philip Morris International Inc.
filed 2019-10-24
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-33708

Philip Morris International Inc.

(Exact name of registrant as specified in its charter)

Virginia	13-3435103
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Park Avenue	New York	New York	10017
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code	(917)	663-2000

Former name, former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	PM	New York Stock Exchange
1.875% Notes due 2019	PM19D	New York Stock Exchange
2.000% Notes due 2020	PM20B	New York Stock Exchange
Floating Notes due 2020	PM20C	New York Stock Exchange
1.750% Notes due 2020	PM20A	New York Stock Exchange
4.500% Notes due 2020	PM20	New York Stock Exchange
1.875% Notes due 2021	PM21B	New York Stock Exchange
1.875% Notes due 2021	PM21C	New York Stock Exchange
4.125% Notes due 2021	PM21	New York Stock Exchange
2.900% Notes due 2021	PM21A	New York Stock Exchange
2.625% Notes due 2022	PM22A	New York Stock Exchange
2.375% Notes due 2022	PM22B	New York Stock Exchange
2.500% Notes due 2022	PM22	New York Stock Exchange
2.500% Notes due 2022	PM22C	New York Stock Exchange
2.625% Notes due 2023	PM23	New York Stock Exchange
2.125% Notes due 2023	PM23B	New York Stock Exchange

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
3.600% Notes due 2023	PM23A	New York Stock Exchange
2.875% Notes due 2024	PM24	New York Stock Exchange
2.875% Notes due 2024	PM24C	New York Stock Exchange
0.625% Notes due 2024	PM24B	New York Stock Exchange
3.250% Notes due 2024	PM24A	New York Stock Exchange
2.750% Notes due 2025	PM25	New York Stock Exchange
3.375% Notes due 2025	PM25A	New York Stock Exchange
2.750% Notes due 2026	PM26A	New York Stock Exchange
2.875% Notes due 2026	PM26	New York Stock Exchange
0.125% Notes due 2026	PM26B	New York Stock Exchange
3.125% Notes due 2027	PM27	New York Stock Exchange
3.125% Notes due 2028	PM28	New York Stock Exchange
2.875% Notes due 2029	PM29	New York Stock Exchange
3.375% Notes due 2029	PM29A	New York Stock Exchange
0.800% Notes due 2031	PM31	New York Stock Exchange
3.125% Notes due 2033	PM33	New York Stock Exchange
2.000% Notes due 2036	PM36	New York Stock Exchange
1.875% Notes due 2037	PM37A	New York Stock Exchange
6.375% Notes due 2038	PM38	New York Stock Exchange
1.450% Notes due 2039	PM39	New York Stock Exchange
4.375% Notes due 2041	PM41	New York Stock Exchange
4.500% Notes due 2042	PM42	New York Stock Exchange
3.875% Notes due 2042	PM42A	New York Stock Exchange
4.125% Notes due 2043	PM43	New York Stock Exchange
4.875% Notes due 2043	PM43A	New York Stock Exchange
4.250% Notes due 2044	PM44	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At October 21, 2019, there were 1,555,874,621 shares outstanding of the registrant’s common stock, no par value per share.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Revenues including excise taxes	$58,072	$59,965
Excise taxes on products	35,980	37,839
Net revenues	22,092	22,126
Cost of sales	7,735	7,977
Gross profit	14,357	14,149
Marketing, administration and research costs (Notes 8, 19 & 20)	6,282	5,411
Amortization of intangibles	50	63
Operating income	8,025	8,675
Interest expense, net	434	540
Pension and other employee benefit costs (Note 3)	61	19
Earnings before income taxes	7,530	8,116
Provision for income taxes	1,670	1,894
Equity investments and securities (income)/loss, net	(86)	(61)
Net earnings	$5,946	$6,283
Net earnings attributable to noncontrolling interests	377	282
Net earnings attributable to PMI	$5,569	$6,001
Per share data (Note 6):
Basic earnings per share	$3.57	$3.85
Diluted earnings per share	$3.57	$3.85

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended September 30,
	2019	2018
Revenues including excise taxes	$20,380	$20,439
Excise taxes on products	12,738	12,935
Net revenues	7,642	7,504
Cost of sales	2,605	2,618
Gross profit	5,037	4,886
Marketing, administration and research costs (Notes 8 & 19)	2,234	1,710
Amortization of intangibles	15	20
Operating income	2,788	3,156
Interest expense, net	132	145
Pension and other employee benefit costs (Note 3)	20	7
Earnings before income taxes	2,636	3,004
Provision for income taxes	635	691
Equity investments and securities (income)/loss, net	(45)	(28)
Net earnings	2,046	2,341
Net earnings attributable to noncontrolling interests	150	94
Net earnings attributable to PMI	$1,896	$2,247
Per share data (Note 6):
Basic earnings per share	$1.22	$1.44
Diluted earnings per share	$1.22	$1.44

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Net earnings	$5,946	$6,283
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of ($230) in 2019 and $60 in 2018	363	(939)
(Gains)/losses transferred to earnings - deconsolidation of RBH, net of income taxes of $- in 2019 and $- in 2018 (Note 20)	502	—
Change in net loss and prior service cost:
Net gains (losses) and prior service costs, net of income taxes of $133 in 2019 and $- in 2018	133	—
Amortization of net losses, prior service costs and net transition costs, net of income taxes of ($43) in 2019 and ($30) in 2018	180	150
(Gains)/losses transferred to earnings - deconsolidation of RBH, net of income taxes of ($15) in 2019 and $- in 2018 (Note 20)	27	—
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $5 in 2019 and ($4) in 2018	(34)	29
(Gains) losses transferred to earnings, net of income taxes of $3 in 2019 and $2 in 2018	(12)	(9)
Total other comprehensive earnings (losses)	1,159	(769)
Total comprehensive earnings	7,105	5,514
Less comprehensive earnings attributable to:
Noncontrolling interests	391	177
Comprehensive earnings attributable to PMI	$6,714	$5,337

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended September 30,
	2019	2018
Net earnings	$2,046	$2,341
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of ($163) in 2019 and $87 in 2018	12	(394)
Change in net loss and prior service cost:
Net gains (losses) and prior service costs, net of income taxes of ($2) in 2019 and $- in 2018	(2)	—
Amortization of net losses, prior service costs and net transition costs, net of income taxes of ($13) in 2019 and ($9) in 2018	61	50
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $2 in 2019 and ($5) in 2018	(14)	40
(Gains) losses transferred to earnings, net of income taxes of $- in 2019 and $2 in 2018	13	(15)
Total other comprehensive earnings (losses)	70	(319)
Total comprehensive earnings	2,116	2,022
Less comprehensive earnings attributable to:
Noncontrolling interests	135	66
Comprehensive earnings attributable to PMI	$1,981	$1,956

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$6,507	$6,593
Trade receivables (less allowances of $27 in 2019 and $25 in 2018)	3,073	2,950
Other receivables	656	614
Inventories:
Leaf tobacco	2,081	2,318
Other raw materials	1,514	1,405
Finished product	4,934	5,081
	8,529	8,804
Other current assets	810	481
Total current assets	19,575	19,442
Property, plant and equipment, at cost	14,164	14,557
Less: accumulated depreciation	7,528	7,356
	6,636	7,201
Goodwill (Note 4)	5,720	7,189
Other intangible assets, net (Note 4)	2,088	2,278
Investments in unconsolidated subsidiaries and equity securities (Notes 11&14)	4,499	1,269
Deferred income taxes	968	977
Other assets	1,934	1,445
TOTAL ASSETS	$41,420	$39,801

See notes to condensed consolidated financial statements.
Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share data)
(Unaudited)

	September 30, 2019	December 31, 2018
LIABILITIES
Short-term borrowings (Note 10)	$355	$730
Current portion of long-term debt (Note 10)	5,035	4,054
Accounts payable	1,704	2,068
Accrued liabilities:
Marketing and selling	677	732
Taxes, except income taxes	5,130	5,088
Employment costs	813	794
Dividends payable	1,831	1,783
Other	1,777	1,366
Income taxes	723	576
Total current liabilities	18,045	17,191
Long-term debt (Note 10)	26,426	26,975
Deferred income taxes	905	898
Employment costs	2,859	3,083
Income taxes and other liabilities	2,340	2,393
Total liabilities	50,575	50,540
Contingencies (Note 8)
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2019 and 2018)	—	—
Additional paid-in capital	1,981	1,939
Earnings reinvested in the business	31,197	31,014
Accumulated other comprehensive losses	(8,966)	(10,111)
	24,212	22,842
Less: cost of repurchased stock (553,456,284 and 554,736,610 shares in 2019 and 2018, respectively)	35,222	35,301
Total PMI stockholders’ deficit	(11,010)	(12,459)
Noncontrolling interests	1,855	1,720
Total stockholders’ deficit	(9,155)	(10,739)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$41,420	$39,801

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2019		2018
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$5,946		$6,283

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	709		734
Deferred income tax (benefit) provision	(124)		(42)
Cash effects of changes in:
Receivables, net	(506)		112
Inventories	(64)		(149)
Accounts payable	(31)		(376)
Accrued liabilities and other current assets	292		621
Income taxes	(6)		(272)
Pension plan contributions	(89)		(58)
Other	639	(1)	203
Net cash provided by operating activities	6,766		7,056

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(696)		(1,102)
Investments in unconsolidated subsidiaries and equity securities	(31)		(41)
Deconsolidation of RBH (Note 20)	(1,346)	(2)	—
Net investment hedges	429		(60)
Other	17		39
Net cash used in investing activities	(1,627)		(1,164)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Short-term borrowing activity by original maturity:
Net issuances (repayments) - maturities of 90 days or less	$(340)	$75
Issuances - maturities longer than 90 days	989	—
Repayments - maturities longer than 90 days	(989)	—
Long-term debt proceeds	3,819	—
Long-term debt repaid	(2,971)	(2,483)
Dividends paid	(5,336)	(5,110)
Sale (purchase) of subsidiary shares to/(from) noncontrolling interests (Note 17)	47	(82)
Other	(321)	(304)
Net cash used in financing activities	(5,102)	(7,904)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(146)	(551)

Cash, cash equivalents and restricted cash(3):
Increase (Decrease)	(109)	(2,563)
Balance at beginning of period	6,620	8,476
Balance at end of period	$6,511	$5,913

(1) Includes the Loss on Deconsolidation of RBH ($239 million), the Canadian tobacco litigation-related charge ($194 million) and the Asset impairment and exit cost charge ($65 million) that were included in marketing, administration and research costs in the condensed consolidated statements of earnings for the nine months ended September 30, 2019. For further details on these charges, see Note 19. Asset Impairment and Exit Costs and Note 20. Deconsolidation of RBH.

(2) Includes deconsolidation of RBH cash and cash equivalents of $1,323 million and restricted cash of $23 million.

(3) The amounts for cash and cash equivalents shown above include restricted cash of $4 million and $33 million as of September 30, 2019 and 2018, respectively, and $27 million and $29 million as of December 31, 2018, and 2017, respectively, which were included in other current assets in the condensed consolidated balance sheets.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Nine Months Ended September 30, 2019 and 2018
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, January 1, 2018	$—	$1,972	$29,859	$(8,535)	$(35,382)	$1,856	$(10,230)
Net earnings			6,001			282	6,283
Other comprehensive earnings (losses), net of income taxes				(660)		(109)	(769)
Issuance of stock awards		15			78		93
Dividends declared ($3.35 per share)			(5,221)				(5,221)
Payments to noncontrolling interests						(250)	(250)
Adoption of new accounting standards			238				238
Other (Note 17)		(81)		(4)		(1)	(86)
Balances, September 30, 2018	$—	$1,906	$30,877	$(9,199)	$(35,304)	$1,778	$(9,942)
Balances, January 1, 2019	$—	$1,939	$31,014	$(10,111)	$(35,301)	$1,720	$(10,739)
Net earnings			5,569			377	5,946
Other comprehensive earnings (losses), net of income taxes				616		14	630
Issuance of stock awards		44			79		123
Dividends declared ($3.45 per share)			(5,386)				(5,386)
Payments to noncontrolling interests						(305)	(305)
Deconsolidation of RBH (Note 20)				529			529
Other		(2)		—		49	47
Balances, September 30, 2019	$—	$1,981	$31,197	$(8,966)	$(35,222)	$1,855	$(9,155)

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Three Months Ended September 30, 2019 and 2018
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, July 1, 2018	$—	$1,893	$30,406	$(8,908)	$(35,306)	$1,747	$(10,168)
Net earnings			2,247			94	2,341
Other comprehensive earnings (losses), net of income taxes				(291)		(28)	(319)
Issuance of stock awards		11			2		13
Dividends declared ($1.14 per share)			(1,776)				(1,776)
Payments to noncontrolling interests						(36)	(36)
Other		2				1	3
Balances, September 30, 2018	$—	$1,906	$30,877	$(9,199)	$(35,304)	$1,778	$(9,942)
Balances, July 1, 2019	$—	$1,948	$31,128	$(9,051)	$(35,224)	$1,790	$(9,409)
Net earnings			1,896			150	2,046
Other comprehensive earnings (losses), net of income taxes				85		(15)	70
Issuance of stock awards		35			2		37
Dividends declared ($1.17 per share)			(1,827)				(1,827)
Payments to noncontrolling interests						(74)	(74)
Other		(2)				4	2
Balances, September 30, 2019	$—	$1,981	$31,197	$(8,966)	$(35,222)	$1,855	$(9,155)

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Background and Basis of Presentation:

Background

Philip Morris International Inc. is a holding company incorporated in Virginia, U.S.A., whose subsidiaries and affiliates and their licensees are engaged in the manufacture and sale of cigarettes and other nicotine-containing products, including reduced-risk products, in markets outside of the United States of America. In addition, PMI ships a version of its Platform 1 device and its consumables authorized by the FDA to Altria Group, Inc. for sale in the United States under license. Throughout these financial statements, the term "PMI" refers to Philip Morris International Inc. and its subsidiaries.

Reduced-risk products ("RRPs") is the term PMI uses to refer to products that present, are likely to present, or have the potential to present less risk of harm to smokers who switch to these products versus continuing smoking. PMI has a range of RRPs in various stages of development, scientific assessment and commercialization.

"Platform 1" is the term PMI uses to refer to PMI’s reduced-risk product that uses a precisely controlled heating device incorporating our IQOS HeatControl technology, into which a specially designed and proprietary tobacco unit is inserted and heated to generate an aerosol.

Basis of Presentation

The interim condensed consolidated financial statements of PMI are unaudited. These interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and such principles are applied on a consistent basis. It is the opinion of PMI’s management that all adjustments necessary for a fair statement of the interim results presented have been reflected therein. All such adjustments were of a normal recurring nature. Net revenues and net earnings attributable to PMI for any interim period are not necessarily indicative of results that may be expected for the entire year.

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

Note 2. Stock Plans:

In May 2017, PMI’s shareholders approved the Philip Morris International Inc. 2017 Performance Incentive Plan (the “2017 Plan”). Under the 2017 Plan, PMI may grant to eligible employees restricted shares and restricted share units, performance-based cash incentive awards and performance-based equity awards. Up to 25 million shares of PMI’s common stock may be issued under the 2017 Plan. At September 30, 2019, shares available for grant under the 2017 Plan were 20,117,010.

In May 2017, PMI’s shareholders also approved the Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors (the “2017 Non-Employee Directors Plan”). A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the 2017 Non-Employee Directors Plan. At September 30, 2019, shares available for grant under the plan were 954,084.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Restricted share unit (RSU) awards

During the nine months ended September 30, 2019 and 2018, shares granted to eligible employees and the weighted-average grant date fair value per share related to RSU awards were as follows:

	Number of Shares Granted	Weighted-Average Grant Date Fair Value Per RSU Award Granted
2019	1,717,230	$ 77.25
2018	1,274,730	$ 100.39

Compensation expense related to RSU awards was as follows:

Compensation Expense Related to RSU Awards
(in millions)	For the Nine Months Ended September 30,	For the Three Months Ended September 30,
2019	$ 91	$ 27
2018	$ 88	$ 25

As of September 30, 2019, PMI had $153 million of total unrecognized compensation cost related to non-vested RSU awards. The cost is recognized over the original restriction period of the awards, which is typically three years after the date of the award, or upon death, disability or reaching the age of 58.

During the nine months ended September 30, 2019, 1,088,668 RSU awards vested. The grant date fair value of all the vested awards was approximately $97 million. The total fair value of RSU awards that vested during the nine months ended September 30, 2019 was approximately $92 million.

Performance share unit (PSU) awards

During the nine months ended September 30, 2019 and 2018, PMI granted PSU awards to certain executives. The PSU awards require the achievement of certain performance factors, which are predetermined at the time of grant, typically over a three-year performance cycle with performance metrics for such PSUs consisting of PMI’s Total Shareholder Return (TSR) relative to a predetermined peer group and on an absolute basis (50% weight), PMI’s currency-neutral compound annual adjusted operating income growth rate, excluding acquisitions (30% weight), and PMI’s performance against specific measures of PMI’s transformation (20% weight). The aggregate of the weighted performance factors for the three metrics determines the percentage of PSUs that will vest at the end of the three-year performance cycle. The minimum percentage of such PSUs that can vest is zero, with a target percentage of 100 and a maximum percentage of 200. Each such vested PSU entitles the participant to one share of common stock. An aggregate weighted PSU performance factor of 100 will result in the targeted number of PSUs being vested. At the end of the performance cycle, participants are entitled to an amount equivalent to the accumulated dividends paid on common stock during the performance cycle for the number of shares earned.

During the nine months ended September 30, 2019 and 2018, shares granted to eligible employees and the grant date fair value per share related to PSU awards were as follows:

	Number of Shares Granted	PSU Grant Date Fair Value Subject to Other Performance Factors Per Share	PSU Grant Date Fair Value Subject to TSR Performance Factor Per Share
2019	647,700	$ 77.23	$ 83.59
2018	401,500	$ 100.69	$ 118.98

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
(c) Determined using a weighted-average of historical and implied volatility.

Compensation expense related to PSU awards was as follows:

Compensation Expense Related to PSU Awards
(in millions)	For the Nine Months Ended September 30,	For the Three Months Ended September 30,
2019	$ 43	$ 10
2018	$ 18	($ 12)

As of September 30, 2019, PMI had $43 million of total unrecognized compensation cost related to non-vested PSU awards. The cost is recognized over the performance cycle of the awards, or upon death, disability or reaching the age of 58.

During the nine months ended September 30, 2019, 330,616 PSU awards vested. The grant date fair value of all the vested awards was approximately $32 million. The total fair value of PSU awards that vested during the nine months ended September 30, 2019 was approximately $28 million.

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

Pension and other employee benefit costs per the condensed consolidated statements of earnings consisted of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2019	2018	2019	2018
Net pension costs (income)	$(16)	$(49)	$(6)	$(16)
Net postemployment costs	72	59	25	20
Net postretirement costs	5	9	1	3
Total pension and other employee benefit costs	$61	$19	$20	$7

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	Pension (1)
	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2019	2018	2019	2018
Service cost	$161	$159	$54	$52
Interest cost	89	87	29	29
Expected return on plan assets	(247)	(272)	(82)	(90)
Amortization:
Net loss	142	135	47	45
Prior service cost	—	1	—	—
Net periodic pension cost	$145	$110	$48	$36
(1) Primarily non-U.S. based defined benefit retirement plans.

Employer Contributions
PMI makes, and plans to make, contributions, to the extent that they are tax deductible and to meet specific funding requirements of its funded pension plans. Employer contributions of $89 million were made to the pension plans during the nine months ended September 30, 2019. Currently, PMI anticipates making additional contributions during the remainder of 2019 of approximately $25 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest and currency rates.

Note 4. Goodwill and Other Intangible Assets, net:

The movements in goodwill were as follows:

(in millions)	European Union	Eastern Europe	Middle East & Africa	South & Southeast Asia	East Asia & Australia	Latin America & Canada	Total
Balances, December 31, 2018	$1,357	$303	$87	$2,795	$536	$2,111	$7,189
Changes due to:
Currency	(61)	(10)	(3)	50	8	10	(6)
Deconsolidation of RBH						(1,463)	(1,463)
Balances, September 30, 2019	$1,296	$293	$84	$2,845	$544	$658	$5,720

At September 30, 2019, goodwill primarily reflects PMI’s acquisitions in Colombia, Greece, Indonesia, Mexico, Pakistan and Serbia, as well as the business combination in the Philippines.

For details on the deconsolidation of RBH, see Note 20. Deconsolidation of RBH.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Details of other intangible assets were as follows:

		September 30, 2019			December 31, 2018
(in millions)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizable intangible assets		$1,288		$1,288	$1,269		$1,269
Amortizable intangible assets:
Trademarks	18 years	1,200	$507	693	1,488	$608	880
Distribution networks	8 years	110	68	42	141	82	59
Other*	9 years	107	42	65	107	37	70
Total other intangible assets		$2,705	$617	$2,088	$3,005	$727	$2,278
* Includes farmer contracts and intellectual property rights

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia and Mexico. The increase since December 31, 2018 was due to currency movements of $19 million.

The decrease in the gross carrying amount of amortizable intangible assets from December 31, 2018 was mainly due to the deconsolidation of RBH's trademarks of ($275 million) and distribution network of ($29 million), combined with currency movements of ($13 million).

The change in the accumulated amortization from December 31, 2018 was mainly due to the deconsolidation of RBH's trademarks of ($133 million) and distribution network of ($18 million), currency movements of ($7 million), partially offset by the 2019 amortization of $50 million.

Amortization expense for each of the next five years is estimated to be $66 million or less, assuming no additional transactions occur that require the amortization of intangible assets.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

PMI uses deliverable and non-deliverable forward foreign exchange contracts, foreign currency swaps and foreign currency options, collectively referred to as foreign exchange contracts ("foreign exchange contracts"), and interest rate contracts to mitigate its exposure to changes in exchange and interest rates from third-party and intercompany actual and forecasted transactions. Both foreign exchange contracts and interest rate contracts are collectively referred to as derivative contracts ("derivative contracts"). The primary currencies to which PMI is exposed include the Euro, Swiss franc, Indonesian rupiah, Japanese yen, Mexican peso, Philippine peso and Russian ruble. At September 30, 2019, PMI had contracts with aggregate notional amounts of $24.3 billion of which $4.0 billion related to cash flow hedges, $11.3 billion related to hedges of net investments in foreign operations and $9.0 billion related to other derivatives that primarily offset currency exposures on intercompany financing.

The fair value of PMI’s derivative contracts included in the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, were as follows:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
(in millions)	Balance Sheet Classification	At September 30, 2019	At December 31, 2018	Balance Sheet Classification	At September 30, 2019	At December 31, 2018
Derivative contracts designated as hedging instruments	Other current assets	$342	$54	Other accrued liabilities	$30	$47
	Other assets	59	99	Income taxes and other liabilities	212	525
Derivative contracts not designated as hedging instruments	Other current assets	52	67	Other accrued liabilities	25	46
	Other assets	—	—	Income taxes and other liabilities	13	13
Total derivatives		$453	$220		$280	$631

For the nine months and three months ended September 30, 2019 and 2018, PMI's cash flow and net investment hedging instruments impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Nine Months Ended September 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings
	2019	2018		2019	2018
Derivatives in Cash Flow Hedging Relationship
Derivative contracts	$(39)	$33
			Net revenues	$22	$(5)
			Cost of sales	—	—
			Marketing, administration and research costs	(3)	7
			Interest expense, net	(4)	(4)
Derivatives in Net Investment Hedging Relationship
Derivative contracts	564	(7)
Total	$525	$26		$15	$(2)

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(pre-tax, in millions)	For the Three Months Ended September 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings
	2019	2018		2019	2018
Derivatives in Cash Flow Hedging Relationship
Derivative contracts	$(16)	$45
			Net revenues	$(7)	$2
			Cost of sales	—	—
			Marketing, administration and research costs	(4)	10
			Interest expense, net	(2)	(1)
Derivatives in Net Investment Hedging Relationship
Derivative contracts	419	(145)
Total	$403	$(100)		$(13)	$11

Cash Flow Hedges

PMI has entered into derivative contracts to hedge the foreign currency exchange and interest rate risks related to certain forecasted transactions. Gains and losses associated with qualifying cash flow hedge contracts is deferred as a component of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. As of September 30, 2019, PMI has hedged forecasted transactions for periods not exceeding the next fifteen months with the exception of one derivative contract that expires in May 2024. The impact of these hedges is primarily included in operating cash flows on PMI’s condensed consolidated statements of cash flows.

Hedges of Net Investments in Foreign Operations

PMI designates certain foreign currency denominated debt and derivative contracts as net investment hedges, primarily of its Euro net assets. For the nine months ended September 30, 2019 and 2018, these hedges of net investments resulted in gains (losses), net of income taxes, of $771 million and $111 million, respectively, principally related to changes in the exchange rates between the Euro and U.S. dollar. For the three months ended September 30, 2019 and 2018, these hedges of net investments resulted in gains (losses), net of income taxes, of $598 million and $(192) million, respectively, principally related to changes in the exchange rates between the Euro and U.S. dollar. These gains (losses) were reported as a component of accumulated other comprehensive losses within currency translation adjustments, and were substantially offset by the losses and gains generated on the underlying assets. For the nine months ended September 30, 2019 and 2018, the gains for amounts excluded from the effectiveness testing recognized in earnings were $171 million and $198 million, respectively. For the three months ended September 30, 2019 and 2018, the gains for amounts excluded from the effectiveness testing recognized in earnings were $54 million and $63 million, respectively. These gains were accounted for in interest expense, net, on the condensed consolidated statement of earnings. The premiums paid for, and settlements of, net investment hedges are included in investing cash flows on PMI’s condensed consolidated statements of cash flows.

Other Derivatives

PMI has entered into derivative contracts to hedge the foreign currency exchange and interest rate risks related to intercompany loans between certain subsidiaries, and third-party loans. While effective as economic hedges, no hedge accounting is applied for these contracts; therefore, the unrealized gains (losses) relating to these contracts are reported in marketing, administration and research costs in PMI’s condensed consolidated statements of earnings. For the nine months ended September 30, 2019 and 2018, the gains (losses) from contracts for which PMI did not apply hedge accounting were $25 million and $244 million, respectively. For the three months ended September 30, 2019 and 2018, the gains (losses) from contracts for which PMI did not apply hedge accounting were $86 million and $(90) million, respectively. The gains (losses) from these contracts substantially offset the losses and gains generated by the underlying intercompany and third-party loans being hedged.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the nine months and three months ended September 30, 2019 and 2018, these items impacted the consolidated statement of earnings as follows:

(pre-tax, in millions)	For the Three Months Ended September 30,
Derivatives not Designated as Hedging Instruments	Statement of Earnings Classification of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Earnings
		For the Nine Months Ended September 30,		For the Three Months Ended September 30,
		2019	2018	2019	2018
Derivative contracts

	Interest expense, net	$79	$30	$31	$20
Total		$79	$30	$31	$20

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses

Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2019	2018	2019	2018
Gain/(loss) at beginning of period	$35	$42	$(10)	$37
Derivative (gains)/losses transferred to earnings	(12)	(9)	13	(15)
Change in fair value	(34)	29	(14)	40
Gain/(loss) as of September 30,	$(11)	$62	$(11)	$62

At September 30, 2019, PMI expects $4 million of derivative gains that are included in accumulated other comprehensive losses to be reclassified to the condensed consolidated statement of earnings within the next 12 months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.
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
Fair Value
See Note 11. Fair Value Measurements and Note 13. Balance Sheet Offsetting for additional discussion of derivative financial instruments.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6. Earnings Per Share:
Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2019	2018	2019	2018
Net earnings attributable to PMI	$5,569	$6,001	$1,896	$2,247
Less distributed and undistributed earnings attributable to share-based payment awards	13	13	5	5
Net earnings for basic and diluted EPS	$5,556	$5,988	$1,891	$2,242
Weighted-average shares for basic EPS	1,556	1,555	1,556	1,555
Plus contingently issuable performance stock units (PSUs)	—	—	—	—
Weighted-average shares for diluted EPS	1,556	1,555	1,556	1,555

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and therefore are included in PMI’s earnings per share calculation pursuant to the two-class method.

For the 2019 and 2018 computations, there were no antidilutive stock awards.

Note 7. Segment Reporting:

PMI’s subsidiaries and affiliates are engaged in the manufacture and sale of cigarettes and other nicotine-containing products, including RRPs, in markets outside of the United States of America. In addition, PMI ships a version of its Platform 1 device and its consumables authorized by the FDA to Altria Group, Inc. for sale in the United States under license. Reportable segments for PMI are organized by geographic region and managed by segment managers who are responsible for the operating and financial results of the regions inclusive of all product categories sold in the region. PMI’s reportable segments are the European Union; Eastern Europe; Middle East & Africa; South & Southeast Asia; East Asia & Australia; and Latin America & Canada. PMI records net revenues and operating income to its segments based upon the geographic area in which the customer resides. Revenues from shipments of the Platform 1 device, heated tobacco units and accessories to Altria Group, Inc. for sale under license in the United States are included in Net Revenues of the Latin America & Canada segment.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Segment data were as follows:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2019	2018	2019	2018
Net revenues:
European Union	$7,381	$6,958	$2,645	$2,467
Eastern Europe	2,300	2,105	899	778
Middle East & Africa	3,058	3,126	1,127	1,143
South & Southeast Asia	3,607	3,434	1,246	1,197
East Asia & Australia	4,094	4,235	1,252	1,166
Latin America & Canada	1,652	2,268	473	753
Net revenues	$22,092	$22,126	$7,642	$7,504
Operating income (loss):
European Union	$3,346	$3,096	$1,255	$1,179
Eastern Europe	284	682	(101)	270
Middle East & Africa	1,304	1,268	519	491
South & Southeast Asia	1,471	1,324	539	455
East Asia & Australia	1,520	1,439	451	426
Latin America & Canada	100	866	125	335
Operating income	$8,025	$8,675	$2,788	$3,156

Items affecting the comparability of results from operations were as follows:

•
Russia excise and VAT audit charge - See Note 8. Contingencies for details of the $374 million pre-tax charge included in the Eastern Europe segment for the nine months and three months ended September 30, 2019.

•	Asset impairment and exit costs - See Note 19. Asset Impairment and Exit Costs for a breakdown of these costs by segment.

•
Canadian tobacco litigation-related expense - See Note 8. Contingencies and Note 20. Deconsolidation of RBH for details of the $194 million pre-tax charge included in the Latin America & Canada segment for the nine months ended September 30, 2019.

•	Loss on deconsolidation of RBH - See Note 20. Deconsolidation of RBH for details of the $239 million loss included in the Latin America & Canada segment for the nine months ended September 30, 2019.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

PMI's net revenues by product category were as follows:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2019	2018	2019	2018
Net revenues:
Combustible products:
European Union	$6,139	$6,381	$2,178	$2,225
Eastern Europe	1,774	1,926	664	705
Middle East & Africa	2,810	2,813	1,064	1,019
South & Southeast Asia	3,607	3,434	1,246	1,197
East Asia & Australia	2,074	2,348	680	789
Latin America & Canada	1,634	2,254	466	748
Total combustible products	$18,039	$19,156	$6,298	$6,681
Reduced-risk products:
European Union	$1,242	$577	$467	$242
Eastern Europe	526	179	235	73
Middle East & Africa	248	313	63	124
South & Southeast Asia	—	—	—	—
East Asia & Australia	2,020	1,887	572	377
Latin America & Canada	18	14	7	5
Total reduced-risk products	$4,053	$2,970	$1,344	$823

Total PMI net revenues	$22,092	$22,126	$7,642	$7,504

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
CCAA Proceedings and Stay of Tobacco-Related Cases Pending in Canada
As a result of the Court of Appeal of Quebec’s decision in both the Létourneau and Blais cases described below, our subsidiary, Rothmans, Benson & Hedges Inc. (“RBH”), and the other defendants, JTI Macdonald Corp., and Imperial Tobacco Canada Limited, sought protection in the Ontario Superior Court of Justice under the Companies’ Creditors Arrangement Act (“CCAA”) on March 22, March 8, and March 12, respectively. CCAA is a Canadian federal law that permits a Canadian business to restructure its affairs while carrying on its business in the ordinary course. The initial CCAA order made by the Ontario Superior Court on March 22, 2019 authorizes RBH to pay all expenses incurred in carrying on its business in the ordinary course after the CCAA filing, including obligations to employees, vendors, and suppliers. As further described in Note 20. Deconsolidation of RBH, RBH is now deconsolidated from our consolidated financial statements. As part of the CCAA proceedings, there is currently a comprehensive stay up to and including March 12, 2020 of all tobacco-related litigation pending in Canada against RBH and the other defendants, including PMI and our indemnitees (PM USA and Altria), namely, the smoking and health class actions filed in various Canadian provinces and health care cost recovery actions. These proceedings are presented below under the caption “Stayed Litigation — Canada.” Ernst & Young Inc. has been appointed as monitor of RBH in the CCAA proceedings. In accordance with the CCAA process, as the parties work towards a plan of arrangement or compromise, it is anticipated that the court will set additional hearings and further extend the stay of proceedings. On April 17, 2019, the Ontario Superior Court ruled that RBH and the other defendants will not be allowed to file an application to the Supreme Court of Canada for leave to appeal the Court of Appeal’s decision in the Létourneau and the Blais cases so long as the comprehensive stay of all tobacco-related litigation in Canada remains in effect and that the time period to file the application would be extended by the stay period. While RBH believes that the findings of liability and damages in both Létourneau and the Blais cases were incorrect, the CCAA proceedings will provide a forum for RBH to seek resolution through a plan of arrangement or compromise of all tobacco-related litigation pending in Canada. It is not possible to predict the resolution of the underlying legal proceedings or the length of the CCAA process.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stayed Litigation — Canada

Smoking and Health Litigation — Canada

In the first class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI-Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, RBH and other Canadian manufacturers (Imperial Tobacco Canada Ltd. and JTI-Macdonald Corp.) are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, sought compensatory and punitive damages for each member of the class who allegedly suffers from certain smoking-related diseases. The class was certified in 2005. The trial court issued its judgment on May 27, 2015. The trial court found RBH and two other Canadian manufacturers liable and found that the class members’ compensatory damages totaled approximately CAD 15.5 billion, including pre-judgment interest (approximately $11.8 billion). The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion, including pre-judgment interest (approximately $2.36 billion)). In addition, the trial court awarded CAD 90,000 (approximately $68,530) in punitive damages, allocating CAD 30,000 (approximately $22,840) to RBH. The trial court estimated the disease class at 99,957 members. RBH appealed to the Court of Appeal of Quebec. In October 2015, the Court of Appeal ordered RBH to furnish security totaling CAD 226 million (approximately $172.1 million) to cover both the Létourneau and Blais cases, which RBH has paid in installments through March 2017. The Court of Appeal ordered Imperial Tobacco Canada Ltd. to furnish security totaling CAD 758 million (approximately $577.2 million) in installments through June 2017. JTI Macdonald Corp. was not required to furnish security in accordance with plaintiffs’ motion. The Court of Appeal ordered that the security is payable upon a final judgment of the Court of Appeal affirming the trial court’s judgment or upon further order of the Court of Appeal. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court’s findings of liability and the compensatory and punitive damages award while reducing the total amount of compensatory damages to approximately CAD 13.5 billion including interest (approximately $10.3 billion) due to the trial court’s error in the calculation of interest. The compensatory damages award is on a joint and several basis with an allocation of 20% to RBH (approximately CAD 2.7 billion, including pre-judgment interest (approximately $2.06 billion)). The Court of Appeal upheld the trial court’s findings that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking and by conspiring to prevent consumers from learning of the dangers of smoking. The Court of Appeal further held that the plaintiffs either need not prove, or had adequately proven, that these faults were a cause of the class members’ injuries. In accordance with the judgment, defendants are required to deposit their respective portions of the damages awarded in both the Létourneau case described below and the Blais case, approximately CAD 1.1 billion (approximately $837.6 million), into trust accounts within 60 days. RBH’s share of the deposit is approximately CAD 257 million (approximately $195.7 million). PMI recorded a pre-tax charge of $194 million in its consolidated results, representing $142 million net of tax, as tobacco litigation-related expense, in the first quarter of 2019. The charge reflects PMI’s assessment of the portion of the judgment that represents probable and estimable loss prior to the deconsolidation of RBH and corresponds to the trust account deposit required by the judgment.

In the second class action pending in Canada, Cecilia Létourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI-Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, RBH and other Canadian manufacturers (Imperial Tobacco Canada Ltd. and JTI-Macdonald Corp.) are defendants.  The plaintiff, an individual smoker, sought compensatory and punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005. The trial court issued its judgment on May 27, 2015. The trial court found RBH and two other Canadian manufacturers liable and awarded a total of CAD 131 million (approximately $99.8 million) in punitive damages, allocating CAD 46 million (approximately $35.0 million) to RBH. The trial court estimated the size of the addiction class at 918,000 members but declined to award compensatory damages to the addiction class because the evidence did not establish the claims with sufficient accuracy. The trial court found that a claims process to allocate the awarded punitive damages to individual class members would be too expensive and difficult to administer. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court’s findings of liability and the total amount of punitive damages awarded allocating CAD 57 million including interest (approximately $43.4 million) to RBH. See the Blais description above and Note 20. Deconsolidation of RBH below for further detail concerning the security order pertaining to both Létourneau and Blais cases and the impact of the decision on PMI’s financial statements.

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

__________
The table below lists the number of tobacco-related cases pertaining to combustible products pending against us and/or our subsidiaries or indemnitees as of October 22, 2019, October 23, 2018 and October 23, 2017:¹

Type of Case	Number of Cases Pending as of October 22, 2019	Number of Cases Pending as of October 23, 2018	Number of Cases Pending as of October 23, 2017
Individual Smoking and Health Cases	49	63	65
Smoking and Health Class Actions	10	10	11
Health Care Cost Recovery Actions	17	16	16
Label-Related Class Actions	—	1	1
Individual Label-Related Cases	5	1	1
Public Civil Actions	2	2	2

Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 500 Smoking and Health, Label-Related, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Thirteen cases have had decisions in favor of plaintiffs. Nine of these cases have subsequently reached final resolution in our favor and four remain on appeal.

The table below lists the verdict and significant post-trial developments in the four pending cases where a verdict was returned in favor of the plaintiff:

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
February 2004	Brazil/The Smoker Health Defense Association	Class Action
The Civil Court of São Paulo found defendants liable without hearing evidence. In April 2004, the court awarded “moral damages” of R$1,000 (approximately $243) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not assess actual damages, which were to be assessed in a second phase of the case. The size of the class was not defined in the ruling.

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
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Blais class on liability and found the class members’ compensatory damages totaled approximately CAD 15.5 billion (approximately $11.8 billion), including pre-judgment interest. The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion including pre-judgment interest (approximately $2.36 billion)). The trial court awarded CAD 90,000 (approximately $68,530) in punitive damages, allocating CAD 30,000 (approximately $22,840) to our subsidiary. The trial court ordered defendants to pay CAD 1 billion (approximately $761.5 million) of the compensatory damage award, CAD 200 million (approximately $152.3 million) of which is our subsidiary’s portion, into a trust within 60 days.

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
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Létourneau class on liability and awarded a total of CAD 131 million (approximately $99.8 million) in punitive damages, allocating CAD 46 million (approximately $35.0 million) to RBH. The trial court ordered defendants to pay the full punitive damage award into a trust within 60 days. The court did not order the payment of compensatory damages.

In June 2015, RBH commenced the appellate process with the Court of Appeal of Quebec. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court's decision. (See “Stayed Litigation — Canada” for further detail.)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
August 5, 2016	Argentina/Hugo Lespada	Individual Action
On August 5, 2016, the Civil Court No. 14 - Mar del Plata, issued a verdict in favor of plaintiff, an individual smoker, and awarded him ARS 110,000 (approximately $1,887), plus interest, in compensatory and moral damages. The trial court found that our subsidiary failed to warn plaintiff of the risk of becoming addicted to cigarettes.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of October 22, 2019, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•
49 cases brought by individual plaintiffs in Argentina (31), Brazil (5), Canada (2), Chile (4), Costa Rica (1), Italy (1), the Philippines (1), Poland (2), Turkey (1) and Scotland (1), compared with 63 such cases on October 23, 2018, and 65 cases on October 23, 2017; and

•	10 cases brought on behalf of classes of individual plaintiffs in Brazil (1) and Canada (9), compared with 10 such cases on October 23, 2018 and 11 such cases on October 23, 2017.

The class actions pending in Canada are described above under the caption “Smoking and Health Litigation — Canada.”

In the class action pending in Brazil, The Smoker Health Defense Association (ADESF) v. Souza Cruz, S.A. and Philip Morris Marketing, S.A., Nineteenth Lower Civil Court of the Central Courts of the Judiciary District of São Paulo, Brazil, filed July 25, 1995, our subsidiary and another member of the industry are defendants. The plaintiff, a consumer organization, is seeking damages for all addicted smokers and former smokers, and injunctive relief. In 2004, the trial court found defendants liable without hearing evidence and awarded “moral damages” of R$1,000 (approximately $243) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class was not estimated. Defendants appealed to the São Paulo Court of Appeals, which annulled the ruling in November 2008, finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In May 2011, the trial court dismissed the claim. In February 2015, the appellate court unanimously dismissed plaintiff's appeal. In September 2015, plaintiff appealed to the Superior Court of Justice. In February 2017, the Chief Justice of the Superior Court of Justice denied plaintiff's appeal. In March 2017, plaintiff filed an en banc appeal to the Superior Court of Justice. In addition, the defendants filed a constitutional appeal to the Federal Supreme Tribunal on the basis that plaintiff did not have standing to bring the lawsuit. Both appeals are still pending.

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
As of October 22, 2019, there were 17 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Brazil (1), Canada (10), Korea (1) and Nigeria (5), compared with 16 such cases on October 23, 2018 and 16 such cases on October 23, 2017.

The health care cost recovery actions pending in Canada are described above under the caption “Health Care Cost Recovery Litigation — Canada.”
In the health care cost recovery case in Brazil, The Attorney General of Brazil v. Souza Cruz Ltda., et al., Federal Trial Court, Porto Alegre, Rio Grande do Sul, Brazil, filed May 21, 2019, we, our subsidiaries, and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past five years, payment of anticipated costs of treating future alleged smoking-related diseases, and moral damages. Our subsidiaries were served with the complaint. A challenge to the service of PMI as improper is pending.
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

As of October 22, 2019, there were 5 label-related cases brought by individual plaintiffs in Italy (1) and Chile (4) pending against our subsidiaries, compared with 1 such case on October 23, 2018, and 1 such case on October 23, 2017.

An individual plaintiff filed a purported class action certification motion, Aharon Ringer v. Philip Morris Ltd. and Globrands Ltd., on July 18, 2017, in the Central District Court of Israel. Our Israeli affiliate and an Israeli importer and distributor for other multinational tobacco companies are defendants. Plaintiff seeks to represent a class of smokers in Israel who have purchased cigarettes imported by defendants since July 18, 2010. Plaintiff estimates the class size to be 7,000,000 smokers. Plaintiff alleges that defendants misled consumers by not disclosing sufficient information about carbon monoxide, tar, and nicotine yields of, and tobacco contained in, the imported cigarettes. Plaintiff seeks various forms of relief, including an order for defendants to label cigarette packs in accordance with plaintiff’s demands, and damages for misleading consumers, breach of autonomy and unjust enrichment. In September 2019, plaintiff voluntarily withdrew the class certification motion, and the trial court dismissed the case with prejudice.

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

As of October 22, 2019, there were 2 public civil actions pending against our subsidiaries in Argentina (1) and Venezuela (1), compared with 2 such cases on October 23, 2018, and 2 such cases on October 23, 2017.

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

Reduced-Risk Products

In Colombia, an individual filed a purported class action, Ana Ferrero Rebolledo vs. Philip Morris Colombia S.A., et al., in April 2019 against our subsidiaries with the Civil Court of Bogota related to the marketing of our Platform 1 product. Plaintiff alleges that our subsidiaries advertise the product in contravention of law and in a manner that misleads consumers by portraying the product in a positive light, and further asserts that the Platform 1 vapor contains many toxic compounds, creates a high level of dependence, and has damaging second-hand effects. Plaintiff seeks injunctive relief and damages on her behalf and on a behalf of two classes (class 1 - all Platform 1 consumers in Colombia who seek damages for the purchase price of the product and personal injuries related to the alleged addiction, and class 2 - all residents of the neighborhood where the advertising allegedly took place who seek damages for exposure to the alleged illegal advertising). Our subsidiaries have been served with the complaint. Preliminary motions are pending.

Other Litigation

The Department of Special Investigations of the government of Thailand ("DSI") conducted an investigation into alleged underpayment by our subsidiary, Philip Morris (Thailand) Limited ("PM Thailand"), of customs duties and excise taxes relating to imports from the Philippines covering the period 2003-2007. On January 18, 2016, the Public Prosecutor filed charges against our subsidiary and seven former and current employees in the Bangkok Criminal Court alleging that PM Thailand and the individual defendants jointly and with the intention to defraud the Thai government, under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries of cigarettes from the Philippines during the period of July 2003 to June 2006. The government is seeking a fine of approximately THB 80.8 billion (approximately $2.65 billion). In May 2017, the King of Thailand signed a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies. Trial in the case began in November 2017. In March 2018, acting on a request from the Public Prosecutor, the court suspended the trial proceedings indefinitely and struck the case from the court list. In June 2018, the court reinstated the case, and the trial concluded in September 2019. The case is now in the closing argument stage, and we expect a trial court decision by the end of 2019.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The DSI also conducted an investigation into alleged underpayment by PM Thailand of customs duties and excise taxes relating to imports from Indonesia covering the period 2000-2003. On January 26, 2017, the Public Prosecutor filed charges against PM Thailand and its former Thai employee in the Bangkok Criminal Court alleging that PM Thailand and its former employee jointly and with the intention to defraud the Thai government under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries during the period from January 2002 to July 2003. The government is seeking a fine of approximately THB 19.8 billion (approximately $650 million). In May 2017, the King of Thailand signed a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law, and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and a Thai court. Trial in the case began in November 2018 and it is expected to conclude in December 2019, after which closing arguments and judgment will be scheduled.

The South Korean Board of Audit and Inspection (“BAI”) conducted an audit of certain Korean government agencies and the tobacco industry into whether inventory movements ahead of the January 1, 2015 increase of cigarette-related taxes by tobacco companies, including Philip Morris Korea Inc. ("PM Korea"), our South Korean affiliate, were in compliance with South Korean tax laws.  In November 2016, the tax authorities completed their audit and assessed allegedly underpaid taxes and penalties.  In order to avoid nonpayment financial costs, PM Korea paid approximately KRW 272 billion (approximately $231 million), of which KRW 100 billion (approximately $85 million) was paid in 2016 and KRW 172 billion (approximately $146 million) was paid in the first quarter of 2017.  These amounts are included in other assets in the condensed consolidated balance sheets and in cash used in operating activities in the condensed consolidated statements of cash flows.  PM Korea is appealing the assessments. The tax authorities have also referred the matter to the Public Prosecutor. On June 19, 2018, the Public Prosecutor decided not to file criminal charges against PM Korea and/or other alleged co-offenders. The Public Prosecutor also decided not to prosecute PM Korea and its managing director in connection with a criminal complaint against them that had been filed by the South Korean Ministry of Strategy and Finance (“MOSF”). In the criminal complaint, the MOSF alleged that PM Korea exceeded the monthly product withdrawal limits that the MOSF had set in its notice. On March 5, 2019, the Supreme Prosecutor's Office dismissed both the tax authorities' and the MOSF's appeals on the decisions of the Public Prosecutor, concluding the criminal investigations in these matters.

The Moscow Tax Inspectorate for Major Taxpayers (“MTI”) conducted an audit of AO Philip Morris Izhora (“PM Izhora”), our Russian affiliate, for the 2015-2017 financial years. On July 26, 2019, MTI issued its initial assessment, claiming that intercompany sales of cigarettes between PM Izhora and another Russian affiliate prior to excise tax increases and submission by PM Izhora of the maximum retail sales price notifications for cigarettes to the tax authorities were improper under Russian tax laws and resulted in underpayment of excise taxes and VAT. In August 2019, PM Izhora submitted its objections disagreeing with MTI’s allegations set forth in the initial assessment and MTI’s methodology for calculating the alleged underpayments. MTI accepted some of PM Izhora’s arguments and in September 2019, issued the final tax assessment claiming an underpayment of RUB 24.3 billion (approximately $374 million), including penalties and interest. In accordance with Russian tax laws, PM Izhora paid the entire amount of MTI’s final assessment. This amount was neither imposed on, nor concurrent with, the specific revenue-producing transaction, nor was it collected from customers of our Russian affiliates. PMI believes that the loss of $374 million in this matter is probable and estimable. Consequently, in the third quarter of 2019, PMI recorded a pre-tax charge of $374 million, in marketing, administration and research costs in the condensed consolidated statements of earnings, representing $315 million net of income tax. Under the Russian law, PM Izhora has until mid-September 2020 to challenge the final tax assessment to the Federal Tax Service and is considering whether to pursue such challenge.

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

PMI’s effective tax rates for the nine months and three months ended September 30, 2019 were 22.2% and 24.1%, respectively. PMI’s effective tax rates for the nine months and three months ended September 30, 2018 were 23.3% and 23.0%, respectively. The effective tax rate for the nine months ended September 30, 2019 was favorably impacted by further clarifications related to the Tax Cuts and Jobs Act, the reversal of a deferred tax liability on the unremitted earnings of PMI's Canadian subsidiary, RBH ($49 million), and a reduction in estimated U.S. federal income tax on dividend repatriation for the years 2015-2018 ($67 million). PMI estimates that its full-year 2019 effective tax rate will be approximately 23%, excluding the discrete tax events mentioned above and the 2019 loss on deconsolidation of RBH, which is a significant unusual or infrequently occurring item. For further details, see Note 20. Deconsolidation of RBH. Changes in currency exchange rates, earnings mix by taxing jurisdiction or future regulatory developments may have an impact on the effective tax rates, which PMI monitors each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

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

Note 10. Indebtedness:
Short-term Borrowings:
PMI's short-term borrowings, consisting of bank loans to certain PMI subsidiaries at September 30, 2019 and commercial paper and bank loans to certain PMI subsidiaries at December 31, 2018, had a carrying value of $355 million and $730 million, respectively. The fair value of PMI’s short-term borrowings, based on current market interest rates, approximates carrying value.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Long-term Debt:
At September 30, 2019 and December 31, 2018, PMI’s long-term debt consisted of the following:

(in millions)	September 30, 2019	December 31, 2018
U.S. dollar notes, 1.875% to 6.375% (average interest rate 3.461%), due through 2044	$20,526	$20,819
Foreign currency obligations:
Euro notes, 0.125% to 3.125% (average interest rate 1.950%), due through 2039	9,594	8,656
Swiss franc notes, 0.750% to 2.000% (average interest rate 1.337%), due through 2024	1,159	1,374
Other (average interest rate 3.283%), due through 2024	182	180
	31,461	31,029
Less current portion of long-term debt	5,035	4,054
	$26,426	$26,975

Other foreign currency debt above includes mortgage debt in Switzerland and finance lease obligations at September 30, 2019 and December 31, 2018.

PMI's debt issuances in the first nine months of 2019 were as follows:

(in millions)
Type		Face Value		Interest Rate	Issuance	Maturity

U.S. dollar notes	(a)	$900		2.875%	May 2019	May 2024
U.S. dollar notes	(b)	$750		3.375%	May 2019	August 2029
Euro notes	(c)	€500 (approximately $557)	(d)	0.125%	August 2019	August 2026
Euro notes	(c)	€750 (approximately $835)	(d)	0.800%	August 2019	August 2031
Euro notes	(c)	€750 (approximately $835)	(d)	1.450%	August 2019	August 2039
(a) Interest on these notes is payable semi-annually in arrears beginning in November 2019.
(b) Interest on these notes is payable semi-annually in arrears beginning in August 2019.
(c) Interest on these notes is payable annually in arrears beginning in August 2020.
(d) USD equivalents for foreign currency notes were calculated based on exchange rates on the date of issuance.

The net proceeds from the sale of the securities listed in the table above have been and will be used for general corporate purposes, including repayment of outstanding commercial paper and refinancing of outstanding 2.000% Notes due 2020, outstanding Floating Rate Notes due 2020 and outstanding Euro denominated 1.750% Notes due 2020.

Credit Facilities:

On January 28, 2019, PMI entered into an agreement to extend the term of its $2.0 billion 364-day revolving credit facility from February 5, 2019, to February 4, 2020.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

At September 30, 2019, PMI's total committed credit facilities were as follows:

(in billions)

Type	Committed Credit Facilities
364-day revolving credit, expiring February 4, 2020	$2.0
Multi-year revolving credit, expiring February 28, 2021	2.5
Multi-year revolving credit, expiring October 1, 2022	3.5
Total facilities	$8.0

At September 30, 2019, there were no borrowings under these committed credit facilities, and the entire committed amounts were available for borrowing.

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

Debt

The fair value of PMI’s outstanding debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. The aggregate carrying value of PMI’s debt, excluding short-term borrowings and $38 million of finance leases, was $31,423 million at September 30,

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2019. The fair value of PMI’s outstanding debt, excluding the aforementioned short-term borrowings and finance leases, was classified within Level 1 and Level 2 in the table shown below.

The aggregate fair values of PMI's investments in equity securities, derivative financial instruments and PMI's debt as of September 30, 2019, were as follows:

(in millions)	Fair Value at September 30, 2019	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities	$282	$282	$—	$—
Derivative contracts	453	—	453	—
Total assets	$735	$282	$453	$—
Liabilities:
Debt	$33,828	$33,663	$165	$—
Derivative contracts	280	—	280	—
Total liabilities	$34,108	$33,663	$445	$—

Note 12. Accumulated Other Comprehensive Losses:
PMI’s accumulated other comprehensive losses, net of taxes, consisted of the following:

(in millions)	At September 30, 2019	At December 31, 2018	At September 30, 2018
Currency translation adjustments	$(5,649)	$(6,500)	$(6,595)
Pension and other benefits	(3,306)	(3,646)	(2,666)
Derivatives accounted for as hedges	(11)	35	62
Total accumulated other comprehensive losses	$(8,966)	$(10,111)	$(9,199)

Reclassifications from Other Comprehensive Earnings

The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement, including those related to the deconsolidation of RBH, are shown on the condensed consolidated statements of comprehensive earnings for the nine months and three months ended September 30, 2019 and 2018. For additional information, see Note 3. Benefit Plans for disclosures related to PMI's pension and other benefits, Note 5. Financial Instruments for disclosures related to derivative financial instruments and Note 20. Deconsolidation of RBH for disclosures related to the deconsolidation of RBH.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The effects of these derivative financial instrument assets and liabilities on PMI's condensed consolidated balance sheets were as follows:

(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Received/Pledged	Net Amount

At September 30, 2019
Assets
Derivative contracts	$453	$—	$453	$(260)	$(141)	$52
Liabilities
Derivative contracts	$280	$—	$280	$(260)	$(15)	$5
At December 31, 2018
Assets
Derivative contracts	$220	$—	$220	$(124)	$(80)	$16
Liabilities
Derivative contracts	$631	$—	$631	$(124)	$(427)	$80

Note 14. Investments in Unconsolidated Subsidiaries, Equity Securities and Other Related Parties:

Investments in unconsolidated subsidiaries:

At September 30, 2019 and December 31, 2018, PMI had total investments in unconsolidated subsidiaries of $1,036 million and $981 million, respectively, which were accounted for under the equity method of accounting. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses, dividends, capital contributions, changes in ownership interests and movements in currency translation adjustments. The carrying value of our equity method investments at September 30, 2019 and December 31, 2018 exceeded our share of the unconsolidated subsidiaries' book value by $877 million and $835 million, respectively. The difference between the investment carrying value and the amount of underlying equity in net assets, excluding $837 million and $793 million attributable to goodwill as of September 30, 2019 and December 31, 2018, respectively, is being amortized on a straight-line basis over the underlying assets' estimated useful lives of 10 to 20 years. At September 30, 2019 and December 31, 2018, PMI received year-to-date dividends from unconsolidated subsidiaries of $83 million and $118 million, respectively.

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

Financial activity with unconsolidated subsidiaries, equity securities and other related parties:

PMI’s net revenues and expenses with unconsolidated subsidiaries, equity securities and the other related parties were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2019	2018	2019	2018

Net revenues:
Megapolis Group	$1,537	$1,411	$622	$533
Other	770	525	279	210
Net revenues (a)	$2,307	$1,936	$901	$743

Expenses:
Other	$41	$16	$14	$6
Expenses	$41	$16	$14	$6
(a) Net revenues exclude excise taxes and VAT billed to customers. Prior year's amounts have been reclassified to conform with the current year's presentation.

PMI’s balance sheet activity related to unconsolidated subsidiaries, equity securities and the other related parties was as follows:

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in millions)	At September 30, 2019	At December 31, 2018

Receivables:
Megapolis Group	$467	$172
Other	184	136
Receivables	$651	$308

Payables:
Other	$16	$8
Payables	$16	$8

The activity primarily related to agreements with PMI’s unconsolidated subsidiaries, equity securities and other related parties, which are in the ordinary course of business, and are primarily for distribution, service fees, contract manufacturing and licenses. PMI eliminated its respective share of all significant intercompany transactions with the equity method investees.

Note 15. Sale of Accounts Receivable:
To mitigate risk and enhance cash and liquidity management PMI sells trade receivables to unaffiliated financial institutions. These arrangements allow PMI to sell, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold are generally short-term in nature and are removed from the condensed consolidated balance sheets. PMI sells trade receivables under two types of arrangements, servicing and non-servicing. For servicing arrangements, PMI continues to service the sold trade receivables on an administrative basis and does not act on behalf of the unaffiliated financial institutions. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material as of September 30, 2019 and September 30, 2018. Under the non-servicing arrangements, PMI does not provide any administrative support or servicing after the trade receivables have been sold to the unaffiliated financial institutions.

Cumulative trade receivables sold, including excise taxes, for the nine months ended September 30, 2019 and 2018, were $7.8 billion and $8.0 billion, respectively. PMI’s operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of September 30, 2019 and September 30, 2018, were $0.6 billion, and $0.6 billion, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of trade receivables within marketing, administration and research costs in the condensed consolidated statements of earnings. For the nine months and three months ended September 30, 2019 and 2018, the loss on sale of trade receivables was immaterial.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 16. Product Warranty:

PMI's IQOS devices are subject to standard product warranties generally for a period of 12 months from the date of purchase or such other periods as required by law. PMI generally provides in cost of sales for the estimated cost of warranty in the period the related revenue is recognized. PMI assesses the adequacy of its accrued product warranties and adjusts the amounts as necessary based on actual experience and changes in future estimates. Factors that affect product warranties may vary across markets but typically include product failure rates, logistics and service delivery costs, and warranty policies. PMI accounts for its product warranties within other accrued liabilities. At September 30, 2019 and December 31, 2018, these amounts were as follows:

(in millions)	At September 30, 2019	At December 31, 2018
Balance at beginning of period	$67	$71
Changes due to:
Warranties issued	236	179
Settlements	(153)	(183)
Currency	—	—
Balance at end of period	$150	$67

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

PMI’s operating leases at September 30, 2019 were as follows:

(in millions)	September 30, 2019
Assets:
Other assets	$716

Liabilities:
Current
Accrued liabilities - Other	$183
Noncurrent
Income taxes and other liabilities	529
Total lease liabilities	$712

The components of PMI’s lease cost were as follows for the nine months and three months ended September 30, 2019:

(in millions)	For the Nine Months Ended September 30, 2019	For the Three Months Ended September 30, 2019
Operating lease cost	$180	$61
Short-term lease cost	45	15
Variable lease cost	20	10
Total lease cost	$245	$86

For the nine months ended September 30, 2019, lease cost of $59 million were recorded in cost of sales and $186 million were recorded in marketing, administration and research cost. For the three months ended September 30, 2019, lease costs of $21 million were recorded in cost of sales and $65 million were recorded in marketing, administration and research cost.

Maturity of PMI’s operating lease liabilities, on an undiscounted basis, as of September 30, 2019, were as follows (as calculated under the new guidance ASC 842 (Leases)):

(in millions)	Total
2019	$63
2020	191
2021	139
2022	105
2023	79
Thereafter	330
Total lease payments	907
Less: Interest	195
Present value of lease liabilities	$712

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Minimum rental commitments under non-cancelable operating leases in effect at December 31, 2018, were as follows (as calculated under legacy guidance ASC 840 (Leases)):

(in millions)	Total
2019	$147
2020	103
2021	73
2022	52
2023	43
Thereafter	354
$772

Other information related to PMI’s operating leases were as follows for the nine months ended September 30, 2019:

(in millions)	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities in Operating cash flows	$178
Leased assets obtained in exchange for new operating lease liabilities	$169
Weighted-average remaining lease term (years)	10.1
Weighted-average discount rate(1)	4.7%
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

For the nine months and three months ended September 30, 2019, PMI recorded pre-tax asset impairment and exit costs of $65 million and $22 million, respectively. For the nine months ended September 30, 2019, these costs were related to a cigarette plant closure in Pakistan ($20 million) and Colombia ($45 million); and for the three months ended September 30, 2019, these costs were related to the plant closure in Colombia. For the cigarette plant closure in Colombia, we expect to incur additional pre-tax exit costs of approximately $4 million during the remainder of 2019.

In the second quarter of 2019, an affiliate of PMI, Philip Morris Manufacturing GmbH ("PMMG"), initiated consultations with employee representatives on a proposal to end cigarette production in its factory located in Berlin, Germany by January 1, 2020, and to seek to agree on fair solutions for any impacted employees. Until the consultation process is concluded, the closure of the Berlin facility is not considered probable (under U.S. GAAP), and the total potential costs associated with this contemplated proposal, which are expected to be significant, cannot be determined.  As a result, no related costs were recorded in the third quarter of 2019.  If the consultation process is successfully concluded, PMI would expect, at that time, to record charges, which would include employee severance costs, asset costs, including accelerated depreciation, and impairment and other closure related costs.  The amount and timing of the income statement recognition of these amounts and the related cash flows will depend on a number of factors, including the timing of the completion of the consultation process as well as the negotiated elements of the associated social plan.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Asset Impairment and Exit Costs by Segment

PMI recorded the following pre-tax asset impairment and exit costs by segment:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2019	2018	2019	2018
Separation programs:
South & Southeast Asia	3	—	—	—
Latin America & Canada	37	—	22	—
Total separation programs	40	—	22	—
Asset impairment charges:
South & Southeast Asia	17	—	—	—
Latin America & Canada	8	—	—	—
Total asset impairment charges	25	—	—	—
Asset impairment and exit costs	$65	$—	$22	$—

The total pre-tax asset impairment and exit costs above were included in marketing, administration and research costs on the condensed consolidated statements of earnings.

Movement in Exit Cost Liabilities

The movement in exit cost liabilities for the nine months ended September 30, 2019 was as follows:

(in millions)
Liability balance, January 1, 2019	$—
Charges, net	40
Cash spent	(21)
Currency/other	(2)
Liability balance, September 30, 2019	$17

Cash payments related to exit costs at PMI were $21 million and $13 million for the nine months and three months ended September 30, 2019, respectively. Future cash payments for exit costs incurred to date are anticipated to be substantially paid in the following twelve months.

Note 20. Deconsolidation of RBH:

As discussed in Note 8. Contingencies, following the March 1, 2019 judgment of the Court of Appeal of Québec in two class action lawsuits against PMI's Canadian subsidiary, Rothmans, Benson & Hedges Inc. ("RBH"), PMI recorded in its consolidated results a pre-tax charge of $194 million, representing $142 million net of tax, in the first quarter of 2019. This pre-tax Canadian tobacco litigation-related expense was included in marketing, administration and research costs on PMI's condensed consolidated statement of earnings for the nine months ended September 30, 2019. The charge reflects PMI’s assessment of the portion of the judgment that represents probable and estimable loss prior to the deconsolidation of RBH and corresponds to the trust account deposit required by the judgment. RBH’s share of the deposit is approximately CAD 257 million.

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

The difference between the carrying value of the assets and liabilities of RBH that were deconsolidated, and the fair value of the continuing investment, as determined at the date of deconsolidation, was $239 million, before tax, and this loss on deconsolidation is reflected within marketing, administration and research costs on PMI’s condensed consolidated statement of earnings for the nine months ended September 30, 2019. PMI also recorded a tax benefit of $49 million within the provision for income taxes for the nine months ended September 30, 2019, related to the reversal of a deferred tax liability on unremitted earnings of RBH.

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

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Our Company

We are leading a transformation in the tobacco industry to create a smoke-free future and ultimately replace cigarettes with smoke-free products to the benefit of adults who would otherwise continue to smoke, society, the company and its shareholders. We are a leading international tobacco company engaged in the manufacture and sale of cigarettes, as well as smoke-free products and associated electronic devices and accessories, and other nicotine-containing products in markets outside the United States. In addition, we ship a version of our Platform 1 device and its consumables authorized by the FDA to Altria Group, Inc. for sale in the United States under license. We are building a future on a new category of smoke-free products that, while not risk-free, are a much better choice than continuing to smoke. Through multidisciplinary capabilities in product development, state-of-the-art facilities and scientific substantiation, we aim to ensure that our smoke-free products meet adult consumer preferences and rigorous regulatory requirements. Our smoke-free IQOS product portfolio includes heat-not-burn and nicotine-containing vapor products.

We manage our business in six reportable segments:

•	European Union ("EU");

•	Eastern Europe ("EE");

•	Middle East & Africa ("ME&A"), which includes our international duty free business;

•	South & Southeast Asia ("S&SA");

•	East Asia & Australia ("EA&A"); and

•	Latin America & Canada ("LA&C"), which includes transactions under license with Altria Group, Inc. for the distribution of our Platform 1 product in the United States.

Our cigarettes are sold in more than 180 markets, and in many of these markets they hold the number one or number two market share position. We have a wide range of premium, mid-price and low-price brands. Our portfolio comprises both international and local brands. In addition to the manufacture and sale of cigarettes, we are engaged in the development and commercialization of reduced-risk products ("RRPs"). RRPs is the term we use to refer to products that present, are likely to present, or have the potential to present less risk of harm to smokers who switch to these products versus continuing smoking.

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

Consolidated Operating Results for the Nine Months Ended September 30, 2019

•
Net Revenues - Net revenues of $22.1 billion for the nine months ended September 30, 2019 decreased by $34 million, or 0.2%, from the comparable 2018 amount. The change in our net revenues from the comparable 2018 amount was driven by the following (variances not to scale with year-to-date results):

For the nine months ended September 30, 2019, net revenues, excluding unfavorable currency, increased by 4.1%, mainly reflecting: a favorable pricing variance, notably in Germany, Indonesia, Japan, the Philippines and Turkey, partly offset by Argentina; and favorable volume/mix, mainly driven by heated tobacco units in the EU, Japan and Russia, partly offset by unfavorable volume/mix of cigarettes, notably in the EU, Indonesia, Japan and Russia, as well as unfavorable volume of heated tobacco units in Korea and PMI Duty Free. The currency-neutral growth in net revenues of 4.1% came despite the unfavorable "Other" impact of $513 million, shown above, predominantly resulting from the deconsolidation of our Canadian subsidiary, Rothmans, Benson & Hedges, Inc. ("RBH"), effective March 22, 2019. For further details on the deconsolidation of RBH, see Note 8. Contingencies and Note 20. Deconsolidation of RBH.

Net revenues by product category for the nine months ended September 30, 2019 and 2018 are shown below:

•	Diluted Earnings Per Share - The changes in our reported diluted earnings per share (“diluted EPS”) for the nine months ended September 30, 2019, from the comparable 2018 amounts, were as follows:

	Diluted EPS	% Growth (Decline)
For the nine months ended September 30, 2018	$3.85
2018 Asset impairment and exit costs	—
2018 Tax items	—
Subtotal of 2018 items	—
2019 Asset impairment and exit costs	(0.03)
2019 Canadian tobacco litigation-related expense	(0.09)
2019 Loss on deconsolidation of RBH	(0.12)
2019 Russia excise and VAT audit charge	(0.20)
2019 Tax items	0.04
Subtotal of 2019 items	(0.40)
Currency	(0.13)
Interest	0.04
Change in tax rate	0.03
Operations	0.18
For the nine months ended September 30, 2019	$3.57	(7.3)%

Asset impairment and exit costs – As a part of the optimization of our global manufacturing infrastructure, we recorded pre-tax asset impairment and exit costs of $65 million during the nine months ended September 30, 2019, related to cigarette plant closures in Colombia and Pakistan. The total pre-tax charge was included in marketing, administration and research costs on the condensed consolidated statements of earnings. For further details, see Note 19. Asset Impairment and Exit Costs.

Income taxes – Our effective tax rate for the nine months ended September 30, 2019 decreased by 1.1 percentage points to 22.2%. The effective tax rate for the nine months ended September 30, 2019 was favorably impacted by the reversal of a deferred tax liability on the unremitted earnings of our Canadian subsidiary, Rothmans, Benson & Hedges Inc. ("RBH") ($49 million), which was included in the 2019 Loss on deconsolidation of RBH ($0.12 diluted EPS impact) as discussed below and a reduction in estimated U.S. federal income tax on dividend repatriation for the years 2015-2018 ($67 million). The change in the effective tax rate that increased our diluted EPS by $0.03 per share in the table above was primarily due to further clarifications related to the Tax Cuts and Jobs Act, in addition to repatriation cost differences and earnings mix by taxing jurisdiction. For further details, see Note 9. Income Taxes.

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

Russia excise and VAT audit charge – As a result of the final tax assessment for the 2015-2017 financial years received by our Russian affiliate, in the third quarter of 2019, PMI recorded a pre-tax charge of $374 million in marketing, administration and research costs in the condensed consolidated statements of earnings, representing $315 million net of income tax and a diluted EPS charge of $0.20. The pre-tax charge of $374 million was included in the operating income of the Eastern Europe segment. For further details, see Note 8. Contingencies.

Currency – The unfavorable currency impact during the reporting period results from the fluctuations of the U.S. dollar, especially against the Euro, Indonesian rupiah, Russian ruble and Turkish lira, partially offset by the Swiss franc. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Interest – The favorable impact of interest was due primarily to our ongoing efforts to optimize our capital structure following the passage of the Tax Cuts and Jobs Act. This included the decision to use existing cash to repay $2.5 billion and $3.0 billion of long-term debt that matured in 2018 and in the first nine months of 2019, respectively.

Operations – The increase in diluted EPS of $0.18 from our operations in the table above was due primarily to the following segments:

•	European Union: Favorable volume/mix and favorable pricing, partially offset by higher marketing, administration and research costs and higher manufacturing costs;

•	South & Southeast Asia: Favorable pricing, partially offset by higher marketing, administration and research costs, and unfavorable volume/mix;

•	Middle East & Africa: Favorable pricing and lower manufacturing costs, partially offset by unfavorable volume/mix; and

•	East Asia & Australia: Favorable pricing and lower manufacturing costs, partially offset by unfavorable volume/mix and higher marketing, administration and research costs;
partially offset by

•
Latin America & Canada: Unfavorable impact resulting from the deconsolidation of RBH, as well as unfavorable volume/mix, partially offset by lower marketing, administration and research costs, favorable pricing and lower manufacturing costs; and

•	Eastern Europe: Higher marketing, administration and research costs and higher manufacturing costs, partially offset by favorable volume/mix and favorable pricing.

Consolidated Operating Results for the Three Months Ended September 30, 2019

•
Net Revenues - Net revenues of $7.6 billion for the three months ended September 30, 2019 increased by $138 million, or 1.8%, from the comparable 2018 amount. The change in our net revenues from the comparable 2018 amount was driven by the following (variances not to scale with quarterly results):

During the quarter, net revenues, excluding unfavorable currency, increased by 3.4%, mainly reflecting: a favorable pricing variance, driven notably by Germany, Indonesia, Mexico, the Philippines and Turkey, partly offset by Japan (reflecting the price repositioning of IQOS devices and associated inventory revaluation); as well as a favorable volume/mix, mainly driven by heated tobacco units, notably across the EU, Japan and Russia, partly offset by unfavorable volume/mix of cigarettes, notably in Australia, Indonesia, Japan, Mexico, Russia and Turkey, as well as unfavorable volume of heated tobacco units in Korea and PMI Duty Free. The currency-neutral growth in net revenues of 3.4% came despite the unfavorable "Other" impact of $276 million, shown above, predominantly resulting from the deconsolidation of RBH.

Net revenues by product category for the three months ended September 30, 2019 and 2018, are shown below:

•	Diluted Earnings Per Share - The changes in our reported diluted EPS for the three months ended September 30, 2019, from the comparable 2018 amounts, were as follows:

	Diluted EPS	% Growth (Decline)
For the three months ended September 30, 2018	$1.44
2018 Asset impairment and exit costs	—
2018 Tax items	—
Subtotal of 2018 items	—
2019 Asset impairment and exit costs	(0.01)
2019 Russia excise and VAT audit charge	(0.20)
2019 Tax items	—
Subtotal of 2019 items	(0.21)
Currency	—
Interest	0.01
Change in tax rate	—
Operations	(0.02)
For the three months ended September 30, 2019	$1.22	(15.3)%

Asset impairment and exit costs – As a part of the optimization of our global manufacturing infrastructure, we recorded pre-tax asset impairment and exit costs of $22 million during the three months ended September 30, 2019, related to Colombia. The total pre-tax charge was included in marketing, administration and research costs on the condensed consolidated statements of earnings. For further details, see Note 19. Asset Impairment and Exit Costs.

Russia excise and VAT audit charge – As a result of the final tax assessment for the 2015-2017 financial years received by our Russian affiliate, in the third quarter of 2019, PMI recorded a pre-tax charge of $374 million in marketing, administration and research costs in the condensed consolidated statements of earnings, representing $315 million net of income tax and a diluted EPS charge of $0.20. The pre-tax charge of $374 million was included in the operating income of the Eastern Europe segment. For further details, see Note 8. Contingencies.

Operations – The decrease in diluted EPS of $0.02 from our operations in the table above was due primarily to the following segments:

•
Latin America & Canada: Unfavorable impact resulting from the deconsolidation of RBH, as well as unfavorable volume/mix, partially offset by favorable pricing, lower marketing, administration and research costs and lower manufacturing costs; and

•	Eastern Europe: Higher marketing, administration and research costs, partially offset by favorable volume/mix;
partially offset by

•	European Union: Favorable volume/mix, favorable pricing and lower manufacturing costs, partially offset by higher marketing, administration and research costs;

•	South & Southeast Asia: Favorable pricing and lower manufacturing costs, partially offset by unfavorable volume/mix and higher marketing, administration and research costs;

•	Middle East & Africa: Favorable pricing and lower manufacturing costs, partially offset by unfavorable volume/mix and the timing of other revenues; and

•	East Asia & Australia: Favorable volume/mix and lower manufacturing costs, partially offset by higher marketing, administration and research costs and unfavorable pricing.

For further details, see the “Consolidated Operating Results” and “Operating Results by Business Segment” sections of the following “Discussion and Analysis.”

Discussion and Analysis
Consolidated Operating Results
See pages 92-97 for a discussion of our "Cautionary Factors That May Affect Future Results." Our net revenues and operating income by segment are shown in the table below:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2019	2018	2019	2018
Net revenues:
European Union	$7,381	$6,958	$2,645	$2,467
Eastern Europe	2,300	2,105	899	778
Middle East & Africa	3,058	3,126	1,127	1,143
South & Southeast Asia	3,607	3,434	1,246	1,197
East Asia & Australia	4,094	4,235	1,252	1,166
Latin America & Canada	1,652	2,268	473	753
Net revenues	$22,092	$22,126	$7,642	$7,504
Operating income (loss):
European Union	$3,346	$3,096	$1,255	$1,179
Eastern Europe	284	682	(101)	270
Middle East & Africa	1,304	1,268	519	491
South & Southeast Asia	1,471	1,324	539	455
East Asia & Australia	1,520	1,439	451	426
Latin America & Canada	100	866	125	335
Operating income	$8,025	$8,675	$2,788	$3,156

Items affecting the comparability of results from operations were as follows:

•
Russia excise and VAT audit charge - See Note 8. Contingencies for details of the $374 million pre-tax charge included in the Eastern Europe segment for the nine months and three months ended September 30, 2019.

•	Asset impairment and exit costs - See Note 19. Asset Impairment and Exit Costs for a breakdown of these costs by segment.

•
Canadian tobacco litigation-related expense - See Note 8. Contingencies and Note 20. Deconsolidation of RBH for details of the $194 million pre-tax charge included in the Latin America & Canada segment for the nine months ended September 30, 2019.

•	Loss on deconsolidation of RBH - See Note 20. Deconsolidation of RBH for details of the $239 million loss included in the Latin America & Canada segment for the nine months ended September 30, 2019.

Our net revenues by product category are shown in the table below:

PMI Net Revenues by Product Category
(in millions)	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Combustible Products
European Union	$6,139	$6,381	(3.8)%	$2,178	$2,225	(2.1)%
Eastern Europe	1,774	1,926	(7.9)%	664	705	(5.8)%
Middle East & Africa	2,810	2,813	(0.1)%	1,064	1,019	4.4%
South & Southeast Asia	3,607	3,434	5.0%	1,246	1,197	4.1%
East Asia & Australia	2,074	2,348	(11.7)%	680	789	(13.8)%
Latin America & Canada	1,634	2,254	(27.5)%	466	748	(37.7)%
Total Combustible Products	$18,039	$19,156	(5.8)%	$6,298	$6,681	(5.7)%
Reduced-Risk Products
European Union	$1,242	$577	+100%	$467	$242	92.5%
Eastern Europe	526	179	+100%	235	73	+100%
Middle East & Africa	248	313	(20.9)%	63	124	(49.2)%
South & Southeast Asia	—	—	—%	—	—	—%
East Asia & Australia	2,020	1,887	7.0%	572	377	51.6%
Latin America & Canada	18	14	28.1%	7	5	44.2%
Total Reduced-Risk Products	$4,053	$2,970	36.5%	$1,344	$823	63.4%

Total PMI Net Revenues	$22,092	$22,126	(0.2)%	$7,642	$7,504	1.8%
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

Revenues from shipments of the Platform 1 device, heated tobacco units and accessories to Altria Group, Inc., commencing in the third quarter of 2019, for sale under license in the United States are included in Net Revenues of the Latin America & Canada segment.

References to "Cost/Other" in the Consolidated Financial Summary table of total PMI and the six reporting segments throughout this "Discussion and Analysis" reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs (including asset impairment and exit costs, the Canadian tobacco litigation-related expense, the charge related to the deconsolidation of RBH in Canada, and the Russia excise and VAT audit charge); and amortization of intangibles. “Cost/Other” also includes the currency-neutral net revenue variance, unrelated to volume/mix and price components, attributable to fees for certain distribution rights billed to customers in certain markets in the ME&A Region, as well as the impact of the deconsolidation in RBH.

Our shipment volume by segment for cigarettes and heated tobacco units is shown in the table below:

PMI Shipment Volume (Million Units)
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Cigarettes
European Union	133,093	135,878	(2.0)%	47,238	48,223	(2.0)%
Eastern Europe	74,779	80,294	(6.9)%	27,379	29,801	(8.1)%
Middle East & Africa	101,957	100,831	1.1%	36,994	37,406	(1.1)%
South & Southeast Asia	130,230	130,846	(0.5)%	42,362	45,840	(7.6)%
East Asia & Australia	38,650	43,391	(10.9)%	12,692	14,186	(10.5)%
Latin America & Canada	52,906	58,829	(10.1)%	16,854	19,612	(14.1)%
Total Cigarettes	531,615	550,069	(3.4)%	183,519	195,068	(5.9)%
Heated Tobacco Units
European Union	8,810	3,853	+100%	3,474	1,730	+100%
Eastern Europe	8,213	2,667	+100%	3,858	1,152	+100%
Middle East & Africa	2,061	2,832	(27.2)%	588	1,152	(49.0)%
South & Southeast Asia	—	—	—%	—	—	—%
East Asia & Australia	23,253	19,755	17.7%	7,976	4,575	74.3%
Latin America & Canada (1)	202	98	+100%	89	43	+100%
Total Heated Tobacco Units	42,539	29,205	45.7%	15,985	8,652	84.8%
Cigarettes and Heated Tobacco Units
European Union	141,903	139,731	1.6%	50,712	49,953	1.5%
Eastern Europe	82,992	82,961	—%	31,237	30,953	0.9%
Middle East & Africa	104,018	103,663	0.3%	37,582	38,558	(2.5)%
South & Southeast Asia	130,230	130,846	(0.5)%	42,362	45,840	(7.6)%
East Asia & Australia	61,903	63,146	(2.0)%	20,668	18,761	10.2%
Latin America & Canada	53,108	58,927	(9.9)%	16,943	19,655	(13.8)%
Total Cigarettes and Heated Tobacco Units	574,154	579,274	(0.9)%	199,504	203,720	(2.1)%
(1) Includes shipments to Altria Group, Inc., commencing in the third quarter of 2019, for sale in the United States under license.

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

Shipment volume of heated tobacco units to the United States is included in the heated tobacco unit shipment volume of the Latin America & Canada segment.

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

Key market data regarding total market size, our shipments and market share are shown in the tables below:

	For the Nine Months Ended September 30,
			PMI Shipments (billion units)						PMI Market Share (%)(1)
Market	Total Market (billion units)		Total		Cigarette		Heated Tobacco Unit		Total		Heated Tobacco Unit
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Total PMI	2,023.2	2,057.6	574.2	579.3	531.6	550.1	42.5	29.2	28.3	28.1	2.1	1.6

European Union
France	29.1	31.1	13.1	14.0	13.1	14.0	0.1	—	44.9	45.3	0.2	0.1
Germany	55.1	56.1	20.8	20.5	20.2	20.3	0.6	0.3	37.7	36.6	1.1	0.5
Italy	51.1	52.0	26.6	26.6	24.1	25.5	2.5	1.1	51.6	51.8	4.3	1.8
Poland	35.4	33.1	14.5	13.8	13.8	13.6	0.7	0.2	41.1	41.6	2.1	0.7
Spain	34.4	34.1	11.3	11.1	11.1	10.9	0.2	0.1	31.5	32.1	0.7	0.4

Eastern Europe
Russia	167.7	177.2	48.8	48.7	43.4	47.1	5.3	1.6	29.7	27.8	3.3	0.8

Middle East & Africa
Saudi Arabia	16.1	15.2	6.7	5.3	6.7	5.3	—	—	40.5	41.1	—	—
Turkey	95.4	88.2	40.6	40.9	40.6	40.9	—	—	42.5	46.4	—	—

South & Southeast Asia
Indonesia	226.3	224.8	72.1	74.5	72.1	74.5	—	—	31.9	33.1	—	—
Philippines	52.6	52.6	37.2	36.7	37.2	36.7	—	—	70.8	69.8	—	—

East Asia & Australia
Australia	9.2	9.6	2.6	2.8	2.6	2.8	—	—	27.6	29.3	—	—
Japan	120.3	130.4	40.5	39.9	20.9	24.2	19.5	15.8	34.3	34.2	16.9	15.6
Korea	51.7	52.4	11.8	13.1	8.2	9.1	3.6	4.0	22.9	24.9	6.9	7.6

Latin America & Canada
Argentina	24.6	25.8	17.6	19.1	17.6	19.1	—	—	71.5	74.0	—	—
Mexico	25.1	25.4	16.6	16.9	16.6	16.9	—	—	65.9	66.4	—	—

(1) Market share estimates are calculated using IMS data
Note: % change for Total Market and PMI shipments is computed based on millions of units; PMI Market Share estimates for previous periods are restated to reflect RBH deconsolidation and exclude RBH-owned brands.

	For the Three Months Ended September 30,
			PMI Shipments (billion units)						PMI Market Share (%)(1)
Market	Total Market (billion units)		Total		Cigarette		Heated Tobacco Unit		Total		Heated Tobacco Unit
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Total PMI	696.1	720.1	199.5	203.7	183.5	195.1	16.0	8.7	28.8	28.9	2.3	1.7

European Union
France	10.2	10.7	4.5	4.6	4.5	4.6	—	—	45.0	45.7	0.2	0.1
Germany	20.7	20.5	7.4	7.3	7.2	7.2	0.2	0.1	35.7	35.5	1.1	0.5
Italy	18.3	18.3	9.5	9.3	8.5	8.8	1.1	0.5	52.0	51.9	4.6	2.0
Poland	12.5	11.9	5.3	5.2	5.0	5.1	0.3	0.1	42.5	43.4	2.4	0.9
Spain	12.6	12.5	3.8	3.9	3.8	3.8	0.1	0.1	31.6	32.4	0.7	0.4

Eastern Europe
Russia	61.4	65.3	18.9	18.4	16.2	17.6	2.7	0.7	30.9	28.3	4.0	1.1

Middle East & Africa
Saudi Arabia	5.5	5.3	2.0	2.5	2.0	2.5	—	—	40.8	41.7	—	—
Turkey	33.8	33.7	14.2	15.9	14.2	15.9	—	—	41.9	47.1	—	—

South & Southeast Asia
Indonesia	79.0	80.3	25.0	26.5	25.0	26.5	—	—	31.7	33.0	—	—
Philippines	17.2	18.3	12.4	12.7	12.4	12.7	—	—	71.8	69.5	—	—

East Asia & Australia
Australia	3.2	3.4	0.9	1.0	0.9	1.0	—	—	27.7	29.1	—	—
Japan	42.1	48.3	13.3	10.7	6.5	7.5	6.8	3.2	34.3	33.7	17.0	15.5
Korea	18.4	18.7	4.1	4.6	2.9	3.2	1.1	1.4	22.2	24.2	6.2	7.4

Latin America & Canada
Argentina	8.3	8.1	5.9	6.1	5.9	6.1	—	—	70.4	75.2	—	—
Mexico	7.7	8.5	4.9	5.9	4.9	5.9	—	—	63.4	69.1	—	—

(1) Market share estimates are calculated using IMS data
Note: % change for Total Market and PMI shipments is computed based on millions of units; PMI Market Share estimates for previous periods are restated to reflect RBH deconsolidation and exclude RBH-owned brands.

Consolidated Operating Results for the Nine Months Ended September 30, 2019

The following discussion compares our consolidated operating results for the nine months ended September 30, 2019, with the nine months ended September 30, 2018.

Our total shipment volume decreased by 0.9%, due to:

•	South & Southeast Asia, reflecting lower cigarette shipment volume, primarily in Indonesia and Pakistan, partly offset by the Philippines and Thailand;

•
East Asia & Australia, primarily reflecting lower cigarette shipment volume in Japan and lower cigarette and heated tobacco unit shipment volume in Korea, partly offset by higher heated tobacco unit shipment volume in Japan; and

•
Latin America & Canada, reflecting lower cigarette shipment volume, principally in Argentina, Canada (primarily reflecting the impact of the deconsolidation of RBH), Mexico and Venezuela, partly offset by Brazil. Excluding the volume impact from the RBH deconsolidation of approximately 2.9 billion units (reflecting the volume of RBH-owned brands from March 22, 2018 through September 30, 2018), our total shipment volume in the Region decreased by 5.2%;

partly offset by

•
the EU, reflecting higher heated tobacco unit shipment volume across the Region, notably in Italy, and higher cigarette shipment volume in Poland, partly offset by lower cigarette shipment volume in France and Italy; and

•
Middle East & Africa, primarily reflecting higher cigarette shipment volume, notably in Egypt and Saudi Arabia, partly offset by lower cigarette and heated tobacco unit shipment volume in PMI Duty Free.

Our total shipment volume in Eastern Europe was flat, reflecting higher heated tobacco unit shipment volume across the Region, notably in Kazakhstan, Russia and Ukraine, offset by lower cigarette shipment volume, primarily in Russia and Ukraine.

Excluding the volume impact from the RBH deconsolidation of approximately 2.9 billion units (reflecting the volume of RBH-owned brands from March 22, 2018 through September 30, 2018 and including Duty-Free sales of these brands in Canada), PMI's total shipment volume decreased by 0.4%.

Impact of Inventory Movements

Excluding the volume impact from the deconsolidation of RBH, and the net favorable impact of estimated distributor inventory movements of approximately 3.6 billion units, our total in-market sales declined by 1.0% due to a 2.9% decline of cigarette in-market sales, partly offset by a 31.8% increase in heated tobacco unit in-market sales.

The net favorable impact of estimated distributor inventory movements of approximately 3.6 billion units reflected 2.9 billion heated tobacco units, driven primarily by Japan, partly offset by PMI Duty Free and Russia, and 0.7 billion cigarettes, driven primarily by the EU Region and Saudi Arabia, partly offset by North Africa and Thailand.

Our cigarette shipment volume by brand and heated tobacco units shipment volume are shown in the table below:

PMI Shipment Volume by Brand (Million Units)
	Nine Months Year-to-Date
	2019	2018	Change
Cigarettes
Marlboro	196,883	195,987	0.5%
L&M	69,765	66,751	4.5%
Chesterfield	43,502	44,622	(2.5)%
Philip Morris	36,949	36,687	0.7%
Parliament	29,085	31,041	(6.3)%
Sampoerna A	26,012	29,131	(10.7)%
Dji Sam Soe	23,089	21,151	9.2%
Bond Street	21,099	23,960	(11.9)%
Lark	15,575	17,604	(11.5)%
Fortune	9,702	11,791	(17.7)%
Others	59,954	71,344	(16.0)%
Total Cigarettes	531,615	550,069	(3.4)%
Heated Tobacco Units (1)	42,539	29,205	45.7%
Total Cigarettes and Heated Tobacco Units	574,154	579,274	(0.9)%
(1) Includes shipments to Altria Group, Inc., commencing in the third quarter of 2019, for sale in the United States under license.
Note: Sampoerna A includes Sampoerna; Philip Morris includes Philip Morris/Dubliss; and Lark includes Lark Harmony.

Our cigarette shipment volume of the following brands decreased:

•	Chesterfield, mainly due to Argentina, Italy, Russia and Venezuela, partly offset by Brazil, Mexico and Poland;

•	Parliament, mainly due to Korea and Russia, partly offset by Turkey;

•	Sampoerna A in Indonesia, mainly reflecting the impact of retail price increases resulting in widened price gaps with competitors' products;

•	Bond Street, mainly due to Russia and Ukraine;

•	Lark, mainly due to Japan and Turkey;

•	Fortune in the Philippines, mainly reflecting up-trading to Marlboro resulting from narrowed price gaps with the below premium price segment; and

•
"Others," notably due to: the impact of the deconsolidation of RBH in Canada; mid-price Sampoerna U in Indonesia, partly reflecting the impact of above-inflation retail price increases; and low-price brands, notably in Mexico, mainly reflecting the morphing of Delicados into Chesterfield, and Russia, partly offset by Jackpot in the Philippines.

The increase in our heated tobacco unit shipment volume was mainly driven by: the EU, notably Italy, Eastern Europe, notably Kazakhstan, Russia and Ukraine and Japan, partly offset by Korea and PMI Duty Free.
Our cigarette shipment volume of the following brands increased:

•
Marlboro, mainly driven by Indonesia, reflecting the growth of the Filter Black 12s and 20s variants, the Philippines, reflecting up-trading resulting from narrowed price gaps with the below premium price segment, Saudi Arabia and Turkey, partially offset by Italy and Japan, partly reflecting the impact of out-switching to heated tobacco units, as well as France and PMI Duty Free;

•	L&M, mainly driven by Egypt, Saudi Arabia and Thailand, partly offset by Russia and Turkey;

•	Philip Morris, mainly driven by Indonesia and Russia, partly offset by Argentina; and

•	Dji Sam Soe in Indonesia, driven by the strong performance of the DSS Magnum Mild 16 variant and the introduction of 20s and 50s variants.

International Share of Market

Our total international market share (excluding China and the United States), defined as our cigarette and heated tobacco unit sales volume as a percentage of total industry cigarette and heated tobacco unit sales volume, increased by 0.2 points to 28.3%, reflecting:

•	Total international cigarette market share of 26.2%, down by 0.3 points; and

•	Total international heated tobacco unit market share of 2.1%, up by 0.5 points.
Our total international cigarette market share, defined as our cigarette sales volume as a percentage of total industry cigarette sales volume, was 26.9%, down by 0.2 points.

Financial Summary
Financial Summary - Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2019	2018	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other(1)
(in millions)
Net Revenues	$22,092	$22,126	(0.2)%	4.1%	$(34)	$(931)	$953	$457	$(513)
Cost of Sales	(7,735)	(7,977)	3.0%	(0.4)%	242	274	—	(255)	223
Marketing, Administration and Research Costs (2)	(6,282)	(5,411)	(16.1)%	(22.3)%	(871)	333	—	—	(1,204)
Amortization of Intangibles	(50)	(63)	20.6%	15.9%	13	3	—	—	10
Operating Income	$8,025	$8,675	(7.5)%	(3.8)%	$(650)	$(321)	$953	$202	$(1,484)
(1) Cost/Other variance includes the impact of the RBH deconsolidation.
(2) Unfavorable Cost/Other variance includes the Russia excise and VAT audit charge of $374 million in 2019, asset impairment & exit costs of $65 million in 2019, the 2019 Canadian tobacco litigation-related expense of $194 million, and the 2019 loss on deconsolidation of RBH of $239 million, as well as the impact of the RBH deconsolidation.
Note: Net Revenues include revenues from shipments of the Platform 1 device, heated tobacco units and accessories to Altria Group, Inc., commencing in the third quarter of 2019, for sale under license in the United States.

For the nine months ended September 30, 2019, net revenues, excluding unfavorable currency, increased by 4.1%, mainly reflecting: a favorable pricing variance, notably in Germany, Indonesia, Japan, the Philippines and Turkey, partly offset by Argentina; and favorable volume/mix, mainly driven by heated tobacco units in the EU, Japan and Russia, partly offset by unfavorable volume/mix of cigarettes, notably in the EU, Indonesia, Japan and Russia, as well as unfavorable volume of heated tobacco units in Korea and PMI Duty Free. The currency-neutral growth in net revenues of 4.1% came despite the unfavorable impact of $513 million, shown in "Cost/Other," predominantly resulting from the deconsolidation of RBH.

The unfavorable currency in net revenues was due primarily to the Euro, Indonesian rupiah, Russian ruble and Turkish lira.

Net revenues include $4,053 million in 2019 and $2,970 million in 2018 related to the sale of RRPs.

Operating income decreased by 7.5%. Excluding unfavorable currency ($321 million), the 2019 Russia excise and VAT audit charge ($374 million), the 2019 loss on deconsolidation of RBH ($239 million), the 2019 Canadian tobacco litigation-related expense ($194 million), and asset impairment and exit costs ($65 million) related to plant closures in Colombia and Pakistan as part of global manufacturing infrastructure optimization, operating income increased by 6.3%, primarily reflecting: a favorable pricing variance; favorable volume/mix, mainly across the EU, Eastern Europe and the Philippines, partly offset by Argentina, Australia, Indonesia, Japan, Korea and PMI Duty Free; and lower manufacturing costs; partly offset by higher marketing, administration and research costs, reflecting increased investment behind reduced-risk products mainly in the EU and Eastern Europe, and the net unfavorable impact resulting from the deconsolidation of RBH, shown in "Cost/Other."

Interest expense, net, of $434 million decreased by $106 million (19.6%), due primarily to our ongoing efforts to optimize our capital structure following the passage of the Tax Cuts and Jobs Act. This included the decision to use existing cash to repay $2.5 billion and $3.0 billion of long-term debt that matured in 2018 and in the first nine months of 2019, respectively.

Our effective tax rate decreased by 1.1 percentage points to 22.2%. The effective tax rate for the nine months ended September 30, 2019, was favorably impacted by further clarifications related to the Tax Cuts and Jobs Act, the reversal of a deferred tax liability on the unremitted earnings of our Canadian subsidiary, RBH ($49 million), and a reduction in estimated U.S. federal income tax on dividend repatriation for the years 2015-2018 ($67 million). We estimate that our full-year 2019 effective tax rate will be approximately 23%, excluding the discrete tax events mentioned above and the 2019 loss on deconsolidation of RBH, which is a significant unusual or infrequently occurring item. Changes in currency exchange rates, earnings mix by taxing jurisdiction or future regulatory developments may have an impact on the effective tax rates, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions. For further details, see Note 9. Income Taxes.

We are regularly examined by tax authorities around the world, and we are currently under examination in a number of jurisdictions. It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible change cannot be made at this time.

Net earnings attributable to PMI of $5.6 billion decreased by $432 million or 7.2%. This decrease was due primarily to lower operating income as discussed above, partially offset by a lower effective tax rate and lower interest expense, net. Diluted and basic EPS of $3.57 decreased by 7.3%. Excluding an unfavorable currency impact of $0.13, the $0.12 loss on the deconsolidation of RBH, the $0.09 charge related to the 2019 Canadian tobacco litigation-related expense, the $0.03 charge related to 2019 asset impairment and exit costs, the $0.20 charge related to the 2019 Russia excise and VAT audit charge, and a favorable 2019 tax impact of $0.04 related to a reduction in estimated U.S. federal income tax on dividend repatriation for the years 2015-2018, diluted EPS increased by 6.5%.

Consolidated Operating Results for the Three Months Ended September 30, 2019
The following discussion compares our consolidated operating results for the three months ended September 30, 2019, with the three months ended September 30, 2018.

Our total shipment volume decreased by 2.1%, principally due to:

•	Middle East & Africa, reflecting lower heated tobacco unit shipment volume in PMI Duty Free and cigarette shipment volume, notably in Saudi Arabia and Turkey, partly offset by Egypt;

•	South & Southeast Asia, reflecting lower cigarette shipment volume, primarily in Indonesia, Pakistan and the Philippines, partly offset by Thailand; and

•
Latin America & Canada, due to lower cigarette shipment volume, primarily in Canada (reflecting the impact of the deconsolidation of RBH) and Mexico, partly offset by Brazil. Excluding the volume impact from the RBH deconsolidation of approximately 1.5 billion units (reflecting third quarter 2018 volume of RBH-owned brands), our total shipment volume in the Region decreased by 6.9%;

partly offset by

•	the EU, reflecting higher heated tobacco unit shipment volume across the Region, notably in Italy, partly offset by lower cigarette shipment volume, primarily in France and Italy;

•
Eastern Europe, reflecting higher heated tobacco unit shipment volume across the Region, notably in Kazakhstan, Russia and Ukraine, partly offset by lower cigarette shipment volume, mainly in Russia and Ukraine; and

•
East Asia & Australia, driven by higher heated tobacco unit shipment volume in Japan (mainly reflecting a favorable comparison with the third quarter of 2018 in which IQOS consumable inventories were reduced), partly offset by lower cigarette shipment volume across the Region, notably in Japan and Korea, as well as lower heated tobacco unit shipment volume in Korea.

Excluding the volume impact from the RBH deconsolidation of approximately 1.5 billion units (reflecting third quarter 2018 volume of RBH-owned brands and including Duty-Free sales of these brands in Canada), PMI's total shipment volume decreased by 1.4%.

Impact of Inventory Movements

Excluding the volume impact from the deconsolidation of RBH, and the net favorable impact of estimated distributor inventory movements of approximately 4.8 billion units, our total in-market sales declined by 3.6% due to a 5.7% decline of cigarette in-market sales, partially offset by a 28.3% increase in heated tobacco unit in-market sales.

The net favorable impact of estimated distributor inventory movements of approximately 4.8 billion units was driven by 3.8 billion heated tobacco units (mainly reflecting a favorable comparison with the third quarter of 2018 in which IQOS consumable inventories in Japan were reduced), and 1.0 billion cigarettes, driven partly by Japan.

Our cigarette shipment volume by brand and heated tobacco units shipment volume are shown in the table below:

PMI Shipment Volume by Brand (Million Units)
	Third-Quarter
	2019	2018	Change
Cigarettes
Marlboro	68,859	69,121	(0.4)%
L&M	24,428	24,329	0.4%
Chesterfield	15,001	15,821	(5.2)%
Philip Morris	13,275	13,505	(1.7)%
Parliament	10,407	11,588	(10.2)%
Sampoerna A	8,756	10,333	(15.3)%
Dji Sam Soe	8,599	7,578	13.5%
Bond Street	7,687	8,595	(10.6)%
Lark	4,955	6,058	(18.2)%
Fortune	3,215	4,052	(20.7)%
Others	18,337	24,088	(23.9)%
Total Cigarettes	183,519	195,068	(5.9)%
Heated Tobacco Units (1)	15,985	8,652	84.8%
Total Cigarettes and Heated Tobacco Units	199,504	203,720	(2.1)%
(1) Includes shipments to Altria Group, Inc., commencing in the third quarter of 2019, for sale in the United States under license.
Note: Sampoerna A includes Sampoerna; Philip Morris includes Philip Morris/Dubliss; and Lark includes Lark Harmony.

Our cigarette shipment volume of the following brands decreased:

•	Marlboro, mainly due to the GCC, Japan, partly reflecting the impact of out-switching to heated tobacco units, and Mexico, partly offset by the Philippines and Turkey;

•	Chesterfield, mainly due to Argentina, Mexico, Russia and Saudi Arabia, partly offset by Brazil;

•	Philip Morris, mainly due to Ukraine, partly offset by Indonesia;

•	Parliament, mainly due to Japan, Korea, Russia and Turkey;

•	Sampoerna A in Indonesia, mainly reflecting the impact of retail price increases resulting in widened price gaps with competitors' products;

•	Bond Street, mainly due to Russia and Ukraine;

•	Lark, mainly due to Japan and Turkey;

•	Fortune in the Philippines, mainly reflecting up-trading to Marlboro resulting from narrowed price gaps with the below premium price segment; and

•
"Others," notably due to: the impact of the deconsolidation of RBH in Canada; mid-price Sampoerna U in Indonesia, partly reflecting the impact of above-inflation retail price increases; and low-price brands, notably Morven in Pakistan, partly offset by Jackpot in the Philippines.

The increase in our heated tobacco unit shipment volume was mainly driven by the EU, notably Italy, Eastern Europe, notably Kazakhstan, Russia and Ukraine, as well as Japan, partly offset by Korea and PMI Duty Free.

Our cigarette shipment volume of the following brands increased:

•	L&M, mainly driven by Egypt and Thailand, partly offset by Russia and Turkey; and

•	Dji Sam Soe in Indonesia, driven by the strong performance of the DSS Magnum Mild 16 variant and the introduction of 20s and 50s variants.

International Share of Market

Our total international market share (excluding China and the United States), defined as our cigarette and heated tobacco unit sales volume as a percentage of total industry cigarette and heated tobacco unit sales volume, decreased by 0.1 point to 28.8%, reflecting:

•	Total international cigarette market share of 26.5%, down by 0.6 points; and

•	Total international heated tobacco unit market share of 2.3%, up by 0.6 points.
Our total international cigarette market share, defined as our cigarette sales volume as a percentage of total industry cigarette sales volume, was 27.3%, down by 0.4 points, mainly reflecting: out-switching to IQOS, notably in the EU Region, Japan and Russia; and lower cigarette market share, notably in Argentina, Indonesia, Korea, Mexico and Turkey.

Financial Summary
Financial Summary - Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2019	2018	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other(1)
(in millions)
Net Revenues	$7,642	$7,504	1.8%	3.4%	$138	$(115)	$266	$263	$(276)
Cost of Sales	(2,605)	(2,618)	0.5%	(0.6)%	13	30	—	(181)	164
Marketing, Administration and Research Costs(2)	(2,234)	(1,710)	(30.6)%	(34.8)%	(524)	71	—	—	(595)
Amortization of Intangibles	(15)	(20)	25.0%	15.0%	5	2	—	—	3
Operating Income	$2,788	$3,156	(11.7)%	(11.3)%	$(368)	$(12)	$266	$82	$(704)
(1) Cost/Other variance includes the impact of the RBH deconsolidation.
(2) Unfavorable Cost/Other variance includes the Russia excise and VAT audit charge of $374 million in 2019, asset impairment & exit costs of $22 million in 2019, as well as the impact of the RBH deconsolidation.
Note: Net Revenues include revenues from shipments of the Platform 1 device, heated tobacco units and accessories to Altria Group, Inc., commencing in the third quarter of 2019, for sale under license in the United States.

For the three months ended September 30, 2019, net revenues, excluding unfavorable currency, increased by 3.4%, mainly reflecting: a favorable pricing variance, driven notably by Germany, Indonesia, Mexico, the Philippines and Turkey, partly offset by Japan (reflecting the price repositioning of IQOS devices and associated inventory revaluation); as well as a favorable volume/mix, mainly driven by heated tobacco units, notably across the EU, Japan and Russia, partly offset by unfavorable volume/mix of cigarettes, notably in Australia, Indonesia, Japan, Mexico, Russia and Turkey, as well as unfavorable volume of heated tobacco units in Korea and PMI Duty Free. The currency-neutral growth in net revenues of 3.4% came despite the unfavorable impact of $276 million, shown in "Cost/Other," predominantly resulting from the deconsolidation of RBH.

The unfavorable currency in net revenues was due primarily to the Australian dollar, Euro and Turkish lira, partially offset by the Japanese yen.

Net revenues include $1,344 million in 2019 and $823 million in 2018 related to the sale of RRPs.

Operating income decreased by 11.7%. Excluding unfavorable currency ($12 million), the 2019 Russia excise and VAT audit charge ($374 million), and the 2019 asset impairment and exit costs ($22 million) related to a plant closure in Colombia as part of our global manufacturing infrastructure optimization, operating income increased by 1.3%, primarily reflecting: a favorable pricing variance; favorable volume/mix, reflecting the same drivers as for net revenues noted above; and lower manufacturing costs across the Regions; partly offset by higher marketing, administration and research costs, reflecting increased investment behind reduced-risk products mainly in the EU, Eastern Europe and East Asia & Australia, and the net unfavorable impact resulting from the deconsolidation of RBH shown in "Cost/Other."

Interest expense, net, of $132 million decreased by $13 million (9.0%).

Our effective tax rate for three months ended September 30, 2019, increased by 1.1 percentage points to 24.1%, primarily due to changes in earnings mix by taxing jurisdiction. For further details, see Note 9. Income Taxes.

Net earnings attributable to PMI of $1.9 billion decreased by $351 million or 15.6%. This decrease was due primarily to lower operating income as discussed above. Diluted and basic EPS of $1.22 decreased by 15.3%. Excluding the $0.01 charge related to 2019 asset impairment and exit costs and the $0.20 charge related to the 2019 Russia excise and VAT audit charge, diluted EPS decreased by 0.7%.

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

In July 2019, the WHO issued the Report on the Global Tobacco Epidemic 2019. While citing insufficient independent studies regarding the benefits and the unknown long-term health impacts of electronic nicotine delivery systems and heated tobacco products, the WHO has taken the position that such products are not risk-free and should be regulated in the same manner as cigarettes and in line with the FCTC provisions. It is not possible to predict whether or to what extent measures recommended by the WHO, including the FCTC guidelines, will be implemented.

We agree that all tobacco and nicotine-containing products, including our RRPs, need to be regulated; however, we continue to seek to engage in a dialogue with regulators with respect to those measures that we do not believe would protect public health and, if implemented, could disrupt competition, severely limit our ability to market and sell our products (including our RRPs) to adult smokers, or increase illicit trade. We advocate for measures that would accelerate switching to better alternatives to continued smoking and embrace a regulatory framework that recognizes a risk continuum of tobacco and other nicotine-containing products.

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

A number of jurisdictions are considering actions to prevent illicit trade. In November 2012, the FCTC adopted the Protocol to Eliminate Illicit Trade in Tobacco Products (the “Protocol”), which includes supply chain control measures, such as licensing of manufacturers and distributors, enforcement in free trade zones, controls on duty free and Internet sales and the implementation of tracking and tracing technologies. To date, 56 Parties, including the European Union, have ratified it. The Protocol came into force in September 2018. Parties must now start implementing its measures via national legislation. In October 2018, the first Meeting of the Parties to the Protocol decided to produce a comprehensive report on good practices for the implementation of tracking and tracing systems and to prepare a conceptual framework for global information sharing to combat illicit tobacco trade. We welcome this decision and expect that other Parties will ratify the Protocol.

We devote substantial resources to help prevent illicit trade in combustible tobacco products and RRPs. For example, we engage with governments, our business partners and other stakeholders to implement effective measures to combat illicit trade and, in some instances, pursue legal remedies to protect our intellectual property rights.

The tracking and tracing regulations for cigarettes and roll-your-own products manufactured or destined for the EU became effective on May 20, 2019. The effective date for other tobacco-containing products, including some of our RRPs such as heated tobacco units, is May 20, 2024. While we expect that this regulation will increase our operating expenses, we do not expect this increase to be significant.

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

In 2014, we introduced our Platform 1 product in pilot city launches in Nagoya, Japan, and in Milan, Italy. Since then, we have continuously expanded our commercialization activities, and the product is currently available for sale in 51 markets in key cities or nationwide.

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

Our commercialization efforts for the other RRP platforms are as follows:

•
We currently market our e-vapor products in Ireland and the U.K. In July 2018, we pilot-launched IQOS MESH, one of our Platform 4 products, in London, U.K. We plan to start commercializing an improved version of this product within the next few months.

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

On April 30, 2019, the FDA determined that a version of our Platform 1 product is appropriate for the protection of public health and authorized it for sale in the United States. The FDA’s decision followed its comprehensive assessment of our PMTA.

The FDA’s marketing order does not mean that the agency “approved” our Platform 1 product.  The authorization is subject to strict marketing, reporting and other requirements and is not a guarantee that the product will remain authorized, particularly if there is a significant uptake in youth initiation.  The FDA will monitor the marketing of the product.

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

In the U.S., tobacco and nicotine-containing products that were not commercially marketed as of February 15, 2007 are subject to review and authorization by the FDA.  Following a rise in the use of e-vapor products among minors in the U.S. and an outbreak of lung injuries alleged to be associated with e-vapor products in many states, the FDA is expected to take action regarding e-vapor products. Such action would not impact our Platform 1 product, which is not an e-vapor product and is the only heat-not-burn product with a Premarket Tobacco Authorization in the U.S. by the FDA.

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

To date, several governmental agencies have published their scientific findings that analyze the harm-reduction potential of certain RRPs versus continuing smoking, including:

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

There can be no assurance that we will succeed in our efforts to replace cigarettes with RRPs or that regulation will allow us to commercialize RRPs in all markets, to communicate about our RRPs, including making scientifically substantiated risk-reduction claims, or to treat RRPs differently from cigarettes.

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

Our RRP Business Development Initiatives: In December 2013, we established a strategic framework with Altria Group, Inc. (“Altria”) setting out terms on how the parties would collaborate to develop and commercialize e-vapor products and commercialize two of our RRPs in the U.S. In late 2018, Altria announced that it will participate in the e-vapor category only through another e-vapor company in which Altria acquired a minority interest. Regarding heat-not-burn products, as discussed above, the FDA has authorized a version of our Platform 1 product for sale in the U.S., and we are seeking authorization for our MRTP submission. These efforts are not affected by Altria's e-vapor announcement. In September 2019, Altria's subsidiary, Philip Morris USA Inc., began commercialization of a version of our Platform 1 product in Atlanta, Georgia.

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

In November 2010, a WTO panel issued its decision in a dispute relating to facts that arose from August 2006 between the Philippines and Thailand concerning a series of Thai customs and tax measures affecting cigarettes imported by PM Thailand into Thailand (see Note 8. Contingencies for additional information). The WTO panel decision, which was upheld by the WTO Appellate Body, concluded that Thailand had no basis to find that PM Thailand's declared customs values and taxes paid were too low, as alleged by the DSI in 2009. The decision also created obligations for Thailand to revise its laws, regulations, or practices affecting the customs valuation and tax treatment of future cigarette imports. Thailand agreed in September 2011 to fully comply with the decision by October 2012. The Philippines asserts that to date Thailand has not fully complied with the WTO panel decision. The Philippines has repeatedly expressed concerns with ongoing investigations by Thailand of PM Thailand, including those that led to the criminal charges described in Note 8. Contingencies, and has commenced two formal proceedings at the WTO to challenge criminal charges against PM Thailand arguing that the criminal charges appear to be based on grounds not supported by WTO customs valuation rules and inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies. On November 12, 2018 and July 12, 2019, the WTO issued its decisions agreeing with the Philippines that the criminal charges against PM Thailand and its former and current employees in connection with import entries of cigarettes from the Philippines and Indonesia, respectively, described in Note 8. Contingencies, are inconsistent with WTO customs valuation rules. In January 2019 and September 2019, Thailand appealed the WTO's decision related to the criminal charges in connection with import entries of cigarettes from the Philippines and Indonesia, respectively.

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

Asset Impairment and Exit Costs

We discuss asset impairment and exit costs in Note 19. Asset Impairment and Exit Costs to our condensed consolidated financial statements.

In the second quarter of 2019, an affiliate of PMI, Philip Morris Manufacturing GmbH ("PMMG"), initiated consultations with employee representatives on a proposal to end cigarette production in its factory located in Berlin, Germany by January 1, 2020, and to seek to agree on fair solutions for any impacted employees. Until the consultation process is concluded, the closure of the Berlin facility is not considered probable (under U.S. GAAP), and the total potential costs associated with this contemplated proposal, which are expected to be significant, cannot be determined.  As a result, no related costs were recorded in the third quarter of 2019.  If the consultation process is successfully concluded, PMI would expect, at that time, to record charges, which would include employee severance costs, asset costs, including accelerated depreciation, and impairment and other closure related costs.  The amount and timing of the income statement recognition of these amounts and the related cash flows will depend on a number of factors, including the timing of the completion of the consultation process as well as the negotiated elements of the associated social plan. We are progressing with our negotiations with employee representatives toward an agreement on the social plan and related matters.

Acquisitions and Other Business Arrangements

We discuss our acquisitions in Note 17. Acquisitions to our condensed consolidated financial statements.

On August 27, 2019, we announced that we were in discussions with Altria Group, Inc. regarding a potential all-stock, no premium merger of equals, and on September 25, 2019, we announced that the merger discussions had ended and that both companies agreed to focus on launching our Platform 1 product in the United States.

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

Certain states within the U.S. have enacted legislation permitting or requiring state pension funds to divest or abstain from future investment in stocks of companies that do business with certain countries that are sanctioned by the U.S. We do not believe such legislation has had a material effect on the price of our shares.

Operating Results – Three Months and Nine Months Ended September 30, 2019

The following discussion compares operating results within each of our reportable segments for the three months and nine months ended September 30, 2019, with the three months and nine months ended September 30, 2018.

Unless otherwise stated, references to total industry, total market, our shipment volume and our market share performance reflect cigarettes and heated tobacco units.

European Union:

Financial Summary - Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2019	2018	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$2,645	$2,467	7.2%	11.2%	$178	$(98)	$54	$222	$—
Operating Income	$1,255	$1,179	6.4%	12.0%	$76	$(66)	$54	$153	$(65)

For the three months ended September 30, 2019, net revenues, excluding unfavorable currency, increased by 11.2%, reflecting a favorable pricing variance, driven principally by France, Germany and the United Kingdom, and favorable volume/mix, driven by favorable heated tobacco unit volume, notably in the Czech Republic, Germany, Italy and Poland, partly offset by unfavorable cigarette volume/mix, notably in Germany, Italy and the United Kingdom.

The net revenues of the European Union segment include $467 million in 2019 and $242 million in 2018 related to the sale of RRPs.

Operating income, excluding unfavorable currency, increased by 12.0%, mainly reflecting: a favorable pricing variance; favorable volume/mix, driven by heated tobacco unit volume, notably in the Czech Republic, Germany, Italy and Poland, partly offset by lower cigarette volume/mix, notably in Germany, Italy, Switzerland and the United Kingdom; and lower manufacturing costs; partly offset by higher marketing, administration and research costs, largely related to increased investments behind reduced-risk products.

Financial Summary - Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2019	2018	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$7,381	$6,958	6.1%	12.6%	$423	$(457)	$206	$674	$—
Operating Income	$3,346	$3,096	8.1%	16.5%	$250	$(261)	$206	$518	$(213)

For the nine months ended September 30, 2019, net revenues, excluding unfavorable currency, increased by 12.6%, reflecting a favorable pricing variance, driven principally by France, Germany and the United Kingdom, partly offset by Poland; and favorable volume/mix, primarily reflecting favorable heated tobacco unit volume/mix, notably in the Czech Republic, Germany, Italy and Poland, partly offset by lower cigarette volume, notably in France and Italy, and lower cigarette volume/mix in Germany.

The net revenues of the European Union segment include $1,242 million in 2019 and $577 million in 2018 related to the sale of RRPs.

Operating income, excluding unfavorable currency, increased by 16.5%, mainly reflecting: a favorable pricing variance; favorable volume/mix, notably in the Czech Republic, Germany, Italy and Poland, driven by heated tobacco unit volume, partially offset by lower cigarette volume/mix, reflecting the same drivers as for net revenues noted above; partially offset by higher manufacturing costs and higher marketing, administration and research costs notably related to increased investments behind reduced-risk products.

European Union - Total Market, PMI Shipment Volume and Market Share Commentaries

Total market, PMI shipment volume and market share performance are shown in the table below:

European Union Key Data	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2019	2018	% / pp	2019	2018	% / pp
Total Market (billion units)	132.1	131.4	0.5%	363.8	365.2	(0.4)%

PMI Shipment Volume (million units)
Cigarettes	47,238	48,223	(2.0)%	133,093	135,878	(2.0)%
Heated Tobacco Units	3,474	1,730	+100.0%	8,810	3,853	+100.0%
Total European Union	50,712	49,953	1.5%	141,903	139,731	1.6%

PMI Market Share
Marlboro	18.0%	18.5%	(0.5)	18.1%	18.4%	(0.3)
L&M	6.7%	7.0%	(0.3)	6.7%	6.9%	(0.2)
Chesterfield	5.8%	5.9%	(0.1)	5.8%	5.9%	(0.1)
Philip Morris	2.7%	2.9%	(0.2)	2.7%	3.0%	(0.3)
HEETS	2.5%	1.2%	1.3	2.3%	1.0%	1.3
Others	3.0%	3.0%	—	3.2%	3.2%	—
Total European Union	38.7%	38.5%	0.2	38.8%	38.4%	0.4

In the third quarter, the estimated total market in the EU increased by 0.5% to 132.1 billion units, mainly driven by:

•	Germany, up by 1.3%, primarily reflecting the impact of estimated trade inventory movements of competitors' products, partly offset by the impact of price increases in March 2019; and

•	Poland, up by 4.3%, primarily reflecting a lower prevalence of illicit trade;
partly offset by

•	France, down by 4.8%, mainly due to the impact of significant excise-tax driven price increases, and an increase in the prevalence of illicit trade.

In the third quarter, our total shipment volume increased by 1.5% to 50.7 billion units, reflecting:

•	higher heated tobacco unit shipment volume across the Region, notably Italy, driven by higher market share;
partly offset by:

•	lower cigarette shipment volume, mainly in France, due to the lower total market and lower cigarette market share, and Italy, partly reflecting out-switching to heated tobacco units.

For the nine months year-to-date, the estimated total market in the EU decreased by 0.4% to 363.8 billion units, notably due to:

•	France, down by 6.4%, primarily reflecting the impact of price increases in 2018 and the first quarter of 2019;

•	Germany, down by 1.9%, primarily reflecting the impact of price increases in 2018 and March 2019; and

•	Italy, down by 1.8%, primarily reflecting the impact of price increases in 2018 and the first quarter of 2019;
partly offset by

•	Poland, up by 6.7%, reflecting the same factor as in the quarter; and

•	Spain, up by 0.9%, partly reflecting a lower prevalence of illicit trade.

For the nine months year-to-date, our total shipment volume increased by 1.6% to 141.9 billion units, reflecting:

•	higher heated tobacco unit shipment volume across the Region, notably Italy, driven by higher market share;
partly offset by

•	lower cigarette shipment volume, mainly in France and Italy, reflecting the same factors as in the quarter, partly offset by Poland, mainly driven by the higher total market.

Eastern Europe:

Financial Summary - Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2019	2018	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$899	$778	15.6%	16.5%	$121	$(7)	$(3)	$131	$—
Operating Income (Loss)	$(101)	$270	-(100)%	-(100)%	$(371)	$25	$(3)	$32	$(425)

For the three months ended September 30, 2019, net revenues, excluding unfavorable currency, increased by 16.5%, reflecting favorable volume/mix, predominantly driven by heated tobacco unit volume in Kazakhstan and Ukraine, and heated tobacco unit and IQOS device volume in Russia, partly offset by lower cigarette volume/mix, mainly due to Russia and Ukraine.

The net revenues of the Eastern Europe segment include $235 million in 2019 and $73 million in 2018 related to the sale of RRPs.

Operating income decreased by over 100%. Excluding the unfavorable impact of $374 million related to the Russia excise and VAT audit charge, and favorable currency of $25 million, operating income decreased by 8.1%, mainly due to higher marketing, administration and research costs, notably reflecting increased investments behind reduced-risk products, primarily in Russia in support of geographic expansion, partly offset by favorable volume/mix, predominantly driven by heated tobacco unit volume in Russia, partly offset by lower cigarette volume/mix in Russia.

Financial Summary - Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2019	2018	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$2,300	$2,105	9.3%	15.8%	$195	$(137)	$50	$282	$—
Operating Income	$284	$682	(58.4)%	(56.9)%	$(398)	$(10)	$50	$73	$(511)

For the nine months ended September 30, 2019, net revenues, excluding unfavorable currency, increased by 15.8%, reflecting a favorable pricing variance, driven notably by Ukraine, and favorable volume/mix, predominantly driven by heated tobacco unit and IQOS device volume in Russia and Ukraine, partly offset by lower cigarette volume/mix in Russia.

The net revenues of the Eastern Europe segment include $526 million in 2019 and $179 million in 2018 related to the sale of RRPs.

Operating income decreased by 58.4%. Excluding the unfavorable impact of $374 million related to the Russia excise and VAT audit charge, and unfavorable currency of $10 million, operating income decreased by 2.1%, due to: higher manufacturing costs and higher marketing, administration and research costs, notably reflecting increased investments behind reduced-risk products, primarily in Russia in support of geographic expansion; partly offset by a favorable pricing variance and favorable volume/mix, predominantly driven by heated tobacco unit volume in Russia and Ukraine, partly offset by lower cigarette volume/mix in Russia.

Eastern Europe - Total Market, PMI Shipment Volume and Market Share Commentaries

In the third quarter, the estimated total market in Eastern Europe decreased, notably due to:

•	Russia, down by 5.9%, primarily reflecting the impact of price increases, as well as an increase in the prevalence of illicit trade; and

•	Ukraine, down by 14.5%, primarily reflecting the impact of excise tax-driven price increases, as well as an increase in the prevalence of illicit trade;
partly offset by

•	Kazakhstan, up by 4.6%, partly reflecting a lower prevalence of illicit trade.

For the nine months year-to-date, the estimated total market in Eastern Europe decreased, notably due to:

•	Russia, down by 5.3%, reflecting the same factors as in the quarter; and

•	Ukraine, down by 13.4%, reflecting the same factors as in the quarter;
partly offset by

•	Kazakhstan, up by 5.2%, reflecting the same factor as in the quarter.

PMI Shipment Volume (million units)	Third-Quarter			Nine Months Year-to-Date
	2019	2018	Change	2019	2018	Change
Cigarettes	27,379	29,801	(8.1)%	74,779	80,294	(6.9)%
Heated Tobacco Units	3,858	1,152	+100.0%	8,213	2,667	+100.0%
Total Eastern Europe	31,237	30,953	0.9%	82,992	82,961	—%

In the third quarter, our total shipment volume increased by 0.9% to 31.2 billion units, driven by:

•	Kazakhstan, up by 7.9%, mainly reflecting a higher total market and a higher market share of heated tobacco units; and

•	Russia, up by 2.8%, mainly reflecting a higher market share of heated tobacco units, partially offset by the lower total market;
partly offset by

•	Ukraine, down by 6.3%, reflecting a lower total market, partly offset by higher market share of heated tobacco units.

For the nine months year-to-date, our total shipment volume was flat at 83.0 billion units, notably reflecting:

•	Kazakhstan, up by 10.5%, reflecting a higher total market and a higher market share of heated tobacco units; and

•	Russia, up by 0.1%, mainly reflecting a higher market share of heated tobacco units, partially offset by the lower total market;
offset by

•	Ukraine, down by 3.2%, reflecting a lower total market, partly offset by a higher market share, notably of heated tobacco units.

Middle East & Africa:

Financial Summary - Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2019	2018	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$1,127	$1,143	(1.4)%	—%	$(16)	$(16)	$89	$(70)	$(19)
Operating Income	$519	$491	5.7%	4.9%	$28	$4	$89	$(69)	$4

For the three months ended September 30, 2019, net revenues, excluding unfavorable currency, were flat, reflecting a favorable pricing variance, driven predominantly by Turkey, offset by: unfavorable volume/mix, notably due to unfavorable heated tobacco unit volume in PMI Duty Free, and unfavorable cigarette volume in the GCC, primarily Saudi Arabia, and Turkey, partly offset by favorable cigarette volume in Egypt; and an unfavorable cost/other variance mainly driven by the timing of other revenues.

The net revenues of the Middle East & Africa segment include $63 million in 2019 and $124 million in 2018 related to the sale of RRPs.

Operating income, excluding favorable currency, increased by 4.9%, mainly reflecting a favorable pricing variance and lower manufacturing costs, partly offset by unfavorable volume/mix, reflecting the same drivers as for net revenues noted above, and the timing of other revenues.

Financial Summary - Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2019	2018	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$3,058	$3,126	(2.2)%	3.4%	$(68)	$(174)	$154	$(45)	$(3)
Operating Income	$1,304	$1,268	2.8%	8.2%	$36	$(68)	$154	$(81)	$31

For the nine months ended September 30, 2019, net revenues, excluding unfavorable currency, increased by 3.4%, mainly reflecting: a favorable pricing variance, primarily driven by Egypt, Kuwait, PMI Duty Free and Turkey, partly offset by Saudi Arabia; partly offset by unfavorable volume/mix, predominantly due to unfavorable cigarette and heated tobacco unit volume in PMI Duty Free, partly offset by Egypt and Saudi Arabia.

The net revenues of the Middle East & Africa segment include $248 million in 2019 and $313 million in 2018 related to the sale of RRPs.

Operating income, excluding unfavorable currency, increased by 8.2%, mainly reflecting a favorable pricing variance and lower manufacturing costs, partly offset by unfavorable volume/mix, notably due to unfavorable cigarette and heated tobacco unit volume in PMI Duty Free, partly offset by cigarette mix in Saudi Arabia.

Middle East & Africa - Total Market, PMI Shipment Volume and Market Share Commentaries

In the third quarter, the estimated total market in the Middle East & Africa increased, notably driven by:

•	Algeria, up by 7.5%, partly reflecting the impact of estimated trade inventory movements;

•
Egypt, up by 10.1%, mainly due to the timing of estimated trade inventory movements in the third quarter of 2019 related to anticipated price increases compared to estimated unfavorable trade inventory movements in the third quarter of 2018 following the July 2018 health tax increase; and

•	Saudi Arabia, up by 4.1%, primarily reflecting a recovery of the total market following the introduction of the new excise tax in June 2017 and VAT in January 2018, respectively;
partly offset by

•	Duty Free, down by 5.6%, mainly reflecting lower purchases by travelers to China.

For the nine months year-to-date, the estimated total market in the Middle East & Africa increased, notably driven by:

•	Algeria, up by 5.9%, partly reflecting the timing of estimated trade inventory movements in 2019 compared to 2018;

•	Egypt, up by 1.8%, mainly reflecting the same factor as in the quarter;

•
Saudi Arabia, up by 6.3%, primarily reflecting a favorable comparison with the first nine months of 2018, which was down by 24.5%, mainly due to the impact of retail price increases in 2017, the first quarter of 2018 following the introduction of the new excise tax in June 2017 and VAT in January 2018; and

•	Turkey, up by 8.2%, notably reflecting a lower prevalence of illicit trade;
partly offset by

•	Duty Free, down by 5.4%, mainly reflecting lower purchases by travelers to China.

PMI Shipment Volume (million units)	Third-Quarter			Nine Months Year-to-Date
	2019	2018	Change	2019	2018	Change
Cigarettes	36,994	37,406	(1.1)%	101,957	100,831	1.1%
Heated Tobacco Units	588	1,152	(49.0)%	2,061	2,832	(27.2)%
Total Middle East & Africa	37,582	38,558	(2.5)%	104,018	103,663	0.3%
In the third quarter, our total shipment volume decreased by 2.5% to 37.6 billion units, notably due to:

•
PMI Duty Free, down by 11.1%. Excluding the net unfavorable impact of estimated distributor inventory movements, primarily of heated tobacco units, PMI's in market sales declined by 8.0%, primarily reflecting the lower total market;

•
Saudi Arabia, down by 21.1%. Net unfavorable estimated distributor inventory movements totaled 0.6 billion cigarettes, mainly attributable to the pay-back of adjustments in the first half of 2019 resulting from the delayed importation deadline before the implementation of plain packaging scheduled for January 1, 2020. Excluding the impact of these inventory movements, PMI's in-market sales grew by 1.9%; and

•
Turkey, down by 10.7%, mainly reflecting lower market share, primarily driven by the timing of retail price increases in April 2019 compared to competition, as well as the impact of price increases in August 2019;

partly offset by

•	Egypt, up by 22.6%, primarily reflecting higher market share, driven by L&M, as well as a higher total market.

For the nine months year-to-date, our total shipment volume increased by 0.3% to 104.0 billion units, notably in:

•	Egypt, up by 14.6%, mainly reflecting the same factors as in the quarter; and

•
Saudi Arabia, up by 26.1%. Net favorable estimated distributor inventory movements totaled 1.1 billion cigarettes, mainly attributable to the timing of shipments compared to 2018. Excluding the impact of these inventory movements, PMI's in-market sales grew by 4.6%, partly reflecting a higher total market;

partly offset by

•
PMI Duty Free, down by 10.6%. Excluding the net unfavorable impact of estimated distributor inventory movements of 0.8 billion units, PMI's in-market sales decline was 5.6%, mainly reflecting the same factor as in the quarter.

South & Southeast Asia:

Financial Summary - Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2019	2018	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$1,246	$1,197	4.1%	2.8%	$49	$15	$123	$(89)	$—
Operating Income	$539	$455	18.5%	14.3%	$84	$19	$123	$(64)	$6

For the three months ended September 30, 2019, net revenues, excluding favorable currency, increased by 2.8%, predominantly reflecting a favorable pricing variance driven by Indonesia and the Philippines, partly offset by unfavorable volume/mix, mainly due to Indonesia and Pakistan, partly offset by the favorable mix in the Philippines.

Operating income, excluding favorable currency, increased by 14.3%, predominantly reflecting: a favorable pricing variance; lower manufacturing costs, mainly in the Philippines; partly offset by unfavorable volume/mix, mainly due to Indonesia and Pakistan, partly offset by favorable mix in the Philippines; and higher marketing, administration and research costs.

Financial Summary - Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2019	2018	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$3,607	$3,434	5.0%	7.3%	$173	$(78)	$313	$(62)	$—
Operating Income	$1,471	$1,324	11.1%	13.0%	$147	$(25)	$313	$(41)	$(100)

For the nine months ended September 30, 2019, net revenues, excluding unfavorable currency, increased by 7.3%, reflecting: a favorable pricing variance, driven principally by Indonesia and the Philippines, partly offset by unfavorable volume/mix, largely due to Indonesia, partly offset by the Philippines.

Operating income increased by 11.1%. Excluding asset impairment and exit costs of $20 million related to a plant closure in Pakistan in the first quarter of 2019 as part of our global manufacturing infrastructure optimization, and unfavorable currency of $25 million, operating income increased by 14.5%, mainly reflecting: a favorable pricing variance; partly offset by unfavorable volume/mix, mainly due to Indonesia, partly offset by the Philippines; and higher marketing, administration and research costs, partly due to the Philippines.

South & Southeast Asia - Total Market, PMI Shipment Volume and Market Share Commentaries

In the third quarter, the estimated total market in South & Southeast Asia decreased, notably due to:

•	Indonesia, down by 1.6%, mainly due to estimated trade inventory movements;

•
Pakistan, down by 49.8%, mainly due to estimated trade inventory movements following those of the second quarter 2019 related to anticipated excise tax-driven price increases compared to the prior year. Excluding the impact of these inventory movements, the total market is estimated to have declined by 14.7%; and

•	the Philippines, down by 5.8%, mainly due to the impact of price increases in the below premium segment in the fourth quarter of 2018, as well as price increases in the third-quarter of 2019;
partly offset by

•	Thailand, up by 3.3%, primarily reflecting on-going recovery from the September 2017 excise tax reform.

For the nine months year-to-date, the estimated total market in South & Southeast Asia decreased, notably due to:

•	Pakistan, down by 9.8%, mainly reflecting the impact of excise tax-driven price increases; and

•	Vietnam, down by 4.4%, mainly reflecting the impact of excise tax-driven price increases;

partly offset by

•	Indonesia, up by 0.7%, reflecting the absence of an excise tax increase in 2019; and

•	Thailand, up by 12.9%, reflecting the same factor as in the quarter.

PMI Shipment Volume (million units)	Third-Quarter			Nine Months Year-to-Date
	2019	2018	Change	2019	2018	Change
Cigarettes	42,362	45,840	(7.6)%	130,230	130,846	(0.5)%
Heated Tobacco Units	—	—	—%	—	—	—%
Total South & Southeast Asia	42,362	45,840	(7.6)%	130,230	130,846	(0.5)%

In the third quarter, our total shipment volume decreased by 7.6% to 42.4 billion units, notably due to:

•
Indonesia, down by 5.7%, mainly reflecting a lower market share, primarily due to widening price gaps between Sampoerna A and competitive brands following its price increase in October 2018, as well as a lower total market;

•	Pakistan, down by 54.1%, mainly reflecting a lower total market; and

•	the Philippines, down by 2.8%, mainly reflecting a lower total market, partly offset by higher market share, notably of Marlboro;
partly offset by

•
Thailand, up by 8.0%, mainly reflecting a higher market share driven by the continued strong performance of L&M 7.1 and the favorable impact of distribution expansion in 2018, as well as a higher total market.

For the nine months year-to-date, our total shipment volume decreased by 0.5% to 130.2 billion units, notably due to:

•
Indonesia, down by 3.2%, mainly reflecting a lower market share primarily due to the widened retail price gap of Sampoerna A to competitive brands following its price increase in October 2018, partly offset by a higher total market; and

•	Pakistan, down by 2.4%, mainly reflecting a lower total market, partly offset by a higher market share resulting from the timing of estimated trade inventory movements of competitors' brands;
partly offset by

•	the Philippines, up by 1.5%, mainly reflecting a higher market share, notably of Marlboro; and

•	Thailand, up by 20.2%, reflecting the same factors as in the quarter.

East Asia & Australia:

Financial Summary - Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2019	2018	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$ 1,252	$ 1,166	7.4%	7.5%	$86	$(1)	$(21)	$108	$—
Operating Income	$ 451	$ 426	5.9%	3.1%	$25	$12	$(21)	$64	$(30)

For the three months ended September 30, 2019, net revenues, excluding unfavorable currency, increased by 7.5%, reflecting favorable volume/mix, mainly driven by heated tobacco units in Japan, reflecting the favorable comparison with the third quarter of 2018 in which distributor inventories were reduced, partly offset by unfavorable cigarette volume in Australia and Japan and unfavorable cigarette and heated tobacco unit and IQOS device volume in Korea. The favorable volume/mix was partly offset by an unfavorable pricing variance, mainly due to Japan (reflecting the price repositioning of IQOS devices and associated inventory revaluation).

The net revenues of the East Asia & Australia segment include $572 million in 2019 and $377 million in 2018 related to the sale of RRPs.

Operating income, excluding favorable currency, increased by 3.1%, mainly reflecting favorable volume/mix, mainly driven by favorable heated tobacco unit volume in Japan, partly offset by unfavorable cigarette volume in Australia and Japan, and unfavorable cigarette and heated tobacco unit volume in Korea. The favorable volume/mix was partly offset by an unfavorable pricing variance and higher marketing, administration and research costs, partly related to reduced-risk products in Japan, partly offset by lower manufacturing costs, mainly in Korea.

Financial Summary - Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2019	2018	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$4,094	$4,235	(3.3)%	(2.7)%	$(141)	$(26)	$186	$(301)	$—
Operating Income	$1,520	$1,439	5.6%	3.3%	$81	$33	$186	$(190)	$52

For the nine months ended September 30, 2019, net revenues, excluding unfavorable currency, decreased by 2.7%, reflecting: unfavorable volume/mix, mainly due to lower cigarette shipment volume in Australia, Japan and Korea, lower IQOS device volume in Japan and lower heated tobacco unit volume and IQOS device sales in Korea, partly offset by higher heated tobacco unit volume in Japan. The unfavorable volume/mix was partly offset by a favorable pricing variance driven predominantly by Japan.

The net revenues of the East Asia & Australia segment include $2,020 million in 2019 and $1,887 million in 2018 related to the sale of RRPs.

Operating income, excluding favorable currency, increased by 3.3%, mainly reflecting: a favorable pricing variance and lower manufacturing costs related to Japan and Korea, partly offset by unfavorable volume/mix, reflecting the same drivers as for net revenues noted above, and higher marketing, administration and research costs, mainly related to reduced-risk products in Japan, partly offset by Australia and Korea.

East Asia & Australia - Total Market, PMI Shipment Volume and Market Share Commentaries

In the third quarter, the estimated total market in East Asia & Australia, excluding China, decreased, notably due to:

•	Australia, down by 7.4%, or by 11.0% excluding the impact of estimated trade inventory movements, mainly reflecting the impact of excise tax-driven retail price increases;

•
Japan, down by 12.9%, or by 4.5% excluding the impact of estimated trade inventory movements, mainly reflecting the impact of the October 1, 2018 excise tax-driven retail price increases, as well as out-switching to the low-price cigarillo category;

•	Korea, down by 1.9%, reflecting the secular decline of the cigarette category, partly offset by the growth of the heat-not-burn category; and

•	Taiwan, down by 7.9%, continuing to reflect the impact of significant excise tax-driven retail price increases in June 2017, as well as an increase in the prevalence of illicit trade.

For the nine months year-to-date, the estimated total market in East Asia & Australia, excluding China, decreased, notably due to:

•	Australia, down by 4.3%, or by 9.6% excluding the impact of estimated trade inventory movements, mainly reflecting the same factor as in the quarter;

•	Japan, down by 7.7%, or by 4.5% excluding the impact of estimated trade inventory movements, mainly reflecting the same factor as in the quarter;

•	Korea, down by 1.4%, mainly reflecting the same factor as in the quarter; and

•	Taiwan, down by 5.2%, mainly reflecting the same factors as in the quarter.

PMI Shipment Volume (million units)	Third-Quarter			Nine Months Year-to-Date
	2019	2018	Change	2019	2018	Change
Cigarettes	12,692	14,186	(10.5)%	38,650	43,391	(10.9)%
Heated Tobacco Units	7,976	4,575	74.3%	23,253	19,755	17.7%
Total East Asia & Australia	20,668	18,761	10.2%	61,903	63,146	(2.0)%

In the third quarter, our total shipment volume increased by 10.2% to 20.7 billion units, notably in:

•
Japan, up by 24.5%. Excluding the net favorable impact of estimated distributor inventory movements of approximately 4.4 billion units, comprised of approximately 3.9 billion heated tobacco units and approximately 0.5 billion cigarettes, mainly reflecting a favorable comparison with the third quarter of 2018 in which IQOS consumable inventories in Japan were reduced, PMI's in-market sales decline was 11.2%, reflecting the lower total market, partly offset by higher heated tobacco unit market share;

partly offset by

•	Korea, down by 10.5%, principally due to lower market share, as well as a lower total market.

For the nine months year-to-date, our total shipment volume decreased by 2.0% to 61.9 billion units, notably in:

•	Korea, down by 10.0%, principally due to lower cigarette and heated tobacco unit market share, as well as a lower total market;
partly offset by

•
Japan, up by 1.4%. Excluding the net favorable impact of estimated distributor inventory movements of approximately 3.9 billion units, comprised of approximately 3.8 billion heated tobacco units and approximately 0.1 billion cigarettes, reflecting the same factor as in the quarter, PMI's in-market sales decline was 7.6%, primarily reflecting the lower total market.

Latin America & Canada:

Financial Summary - Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2019	2018	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other(1)
(in millions)
Net Revenues	$473	$753	(37.2)%	(36.1)%	$(280)	$(8)	$24	$(39)	$(257)
Operating Income	$125	$335	(62.7)%	(60.9)%	$(210)	$(6)	$24	$(34)	$(194)
(1) Unfavorable Cost/Other variance includes the impact of the RBH deconsolidation.
Note: Net Revenues include revenues from shipments of the Platform 1 device, heated tobacco units and accessories to Altria Group, Inc., commencing in the third quarter of 2019, for sale under license in the United States.

For the three months ended September 30, 2019, net revenues, excluding unfavorable currency, decreased by 36.1%, almost entirely due to the unfavorable impact shown in "Cost/Other," resulting from the deconsolidation of RBH; and an unfavorable volume/mix, mainly due to Mexico; partly offset by a favorable pricing variance, driven by Mexico, partly offset by Argentina as a result of the adoption of highly inflationary accounting.

The net revenues of the Latin America & Canada segment include $7 million in 2019 and $5 million in 2018 related to the sale of RRPs.

Operating income decreased by 62.7%. Excluding asset impairment and exit costs ($22 million) related to a plant closure in Colombia as part of our global manufacturing infrastructure optimization and the unfavorable impact of currency ($6 million), operating income decreased by 54.3%. This decline was predominantly due to the unfavorable impact, shown in "Cost/Other," resulting from the deconsolidation of RBH; and unfavorable volume/mix, mainly in Mexico; partly offset by a favorable pricing variance; lower manufacturing costs; and lower marketing, administration and research costs.

Financial Summary - Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2019	2018	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other(1)
(in millions)
Net Revenues	$1,652	$2,268	(27.2)%	(24.6)%	$(616)	$(59)	$44	$(91)	$(510)
Operating Income	$100	$866	(88.5)%	(89.6)%	$(766)	$10	$44	$(77)	$(743)
(1) Unfavorable Cost/Other variance includes the impact of the RBH deconsolidation.
Note: Net Revenues include revenues from shipments of the Platform 1 device, heated tobacco units and accessories to Altria Group, Inc., commencing in the third quarter of 2019, for sale under license in the United States.

For the nine months ended September 30, 2019, net revenues, excluding unfavorable currency, decreased by 24.6%, predominantly due to: the unfavorable impact shown in "Cost/Other," resulting from the deconsolidation of RBH; and unfavorable volume, mainly due to Argentina and Canada; partly offset by a favorable pricing variance, notably in Canada and Mexico, partially offset by Argentina mainly due to the adoption of highly inflationary accounting.

The net revenues of the Latin America & Canada segment include $18 million in 2019 and $14 million in 2018 related to the sale of RRPs.

Operating income decreased by 88.5%. Excluding the loss on deconsolidation of RBH ($239 million), the Canadian tobacco litigation-related expense ($194 million), asset impairment and exit costs ($45 million) related to a plant closure in Colombia as part of our global manufacturing infrastructure optimization and favorable currency ($10 million), operating income decreased by 34.4%. This decline was predominantly due to the unfavorable impact, shown in "Cost/Other," resulting from the deconsolidation of RBH; an unfavorable volume/mix, mainly due to lower cigarette volume in Argentina and Canada; partly offset by a favorable pricing variance; lower manufacturing costs and lower marketing, administration and research costs, partly resulting from the adoption of highly inflationary accounting in Argentina.

Latin America & Canada - Total Market, PMI Shipment Volume and Market Share Commentaries

In the third quarter, the estimated total market in Latin America & Canada decreased, notably due to:

•	Canada, down by 11.1%, primarily due to the impact of cumulative price increases, as well as the growing prevalence of e-vapor products;

•	Mexico, down by 9.8%, or by 2.3% excluding estimated net trade inventory movements related to the timing of price increases; and

•	Venezuela, down by 55.1%, mainly reflecting the deterioration of the socioeconomic environment and the impact of inflation-driven price increases;
partly offset by

•
Argentina, up by 2.3%. Excluding estimated net trade inventory movements related to the timing of price increases, the total market decreased by 1.6%, primarily due to the impact of cumulative price increases and the impact of the economic downturn as of the second half of 2018; and

•	Brazil, up by 5.4%. Excluding estimated net trade inventory movements primarily related to the timing of price increases, the total market increased by 0.7%.

For the nine months year-to-date, the estimated total market in Latin America & Canada decreased, notably due to:

•	Argentina, down by 4.9%, reflecting the same factors as in the quarter;

•	Canada, down by 8.9%, reflecting the same factors as in the quarter; and

•	Venezuela, down by 57.6%, reflecting the same factors as in the quarter.

PMI Shipment Volume (million units)	Third-Quarter			Nine Months Year-to-Date
	2019	2018	Change	2019	2018	Change
Cigarettes	16,854	19,612	(14.1)%	52,906	58,829	(10.1)%
Heated Tobacco Units	89	43	+100.0%	202	98	+100.0%
Total Latin America & Canada	16,943	19,655	(13.8)%	53,108	58,927	(9.9)%

In the third quarter, our total shipment volume decreased by 13.8% to 16.9 billion units, or by 6.9% excluding the impact of the RBH deconsolidation, in part due to:

•	Mexico, down by 17.3%, driven by the lower total market and lower market share, largely reflecting the timing of retail price increases compared to 2018.

For the nine months year-to-date, our total shipment volume decreased by 9.9% to 53.1 billion units, or by 5.2% excluding the impact of the RBH deconsolidation, in part due to:

•	Argentina, down by 8.1%, primarily reflecting the lower total market, as well as lower market share;

•	Mexico, down by 1.9%, primarily reflecting the lower total market, as well as lower market share; and

•	Venezuela, down by 76.9%, primarily reflecting the lower total market, as well as lower market share.

Financial Review

	For the Nine Months Ended September 30,
(in millions)	2019	2018
Net cash provided by operating activities	$6,766	$7,056
Net cash used in investing activities	(1,627)	(1,164)
Net cash used in financing activities	(5,102)	(7,904)

Net Cash Provided by Operating Activities

During the first nine months of 2019, net cash provided by operating activities decreased by $0.3 billion compared with the first nine months of 2018. Excluding unfavorable currency movements of $0.9 billion, net cash provided by operating activities increased by $0.6 billion. The unfavorable currency movements represented the impacts on net earnings coupled with the currency impacts on subsidiary working capital movements and the related inter-company positions from the fluctuations of the U.S. dollar, especially against the Euro, Indonesian rupiah, Russian ruble and Turkish lira.

While the impacts of the 2019 Canadian tobacco litigation-related expense and the 2019 loss on deconsolidation of RBH reduced net earnings by $0.3 billion, there was no net impact on operating cash flows for the nine months, as the changes in deferred taxes and other operating cash flows offset the net earnings impact. Excluding the impact of the above items and unfavorable currency movements, the lower net earnings after these adjustments (partly attributable to the Russia excise and VAT audit charge which was paid in the third quarter of 2019) were partially offset by lower working capital requirements of $0.3 billion. The lower working capital requirement was primarily due to more cash used in 2018 for accounts payable mainly reflecting higher IQOS device purchases in the fourth quarter of 2017, and other favorable movements, partially offset by more cash used for accounts receivable in 2019 due to the timing of sales and cash collections.

Net Cash Used in Investing Activities

During the first nine months of 2019, net cash used in investing activities increased by $0.5 billion compared with the first nine months of 2018. This increase in net cash used in investing activities was due principally to the reduction of cash resulting from the deconsolidation of RBH, partly offset by lower capital expenditures and higher cash collateral received to secure derivatives designated as net investment hedges of Euro assets principally related to changes in exchange rates between the Euro and the U.S. dollar. For further details on deconsolidation of RBH, see Note 20. Deconsolidation of RBH. For further details on our derivatives designated as net investment hedges, see Note 5. Financial Instruments.

During the first nine months of 2019, capital expenditures decreased by $0.4 billion compared with the first nine months of 2018. The 2019 expenditures were primarily related to our ongoing investments in RRPs. We expect total capital expenditures in 2019 to be approximately $1.0 billion, compared to the previously communicated assumption of $1.1 billion.

Net Cash Used in Financing Activities

During the first nine months of 2019, net cash used in financing activities decreased by $2.8 billion compared with the first nine months of 2018. The change was due primarily to 2019 proceeds from long-term debt issuances ($3.8 billion proceeds from our U.S. dollar and Euro debt issuances in 2019) and the purchase of the remaining 49% interest in our Costa Rican affiliates in 2018, partially offset by higher long-term debt repayments and higher repayments of short-term borrowing. For further details on the purchase of the remaining 49% interest in our Costa Rican affiliates, see Note 17. Acquisitions.

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
Credit Ratings – The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. At September 30, 2019, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Stable
Fitch	F1	A	Stable

Credit Facilities – On January 28, 2019, we entered into an agreement to extend the term of our $2.0 billion 364-day revolving credit facility from February 5, 2019, to February 4, 2020.
At September 30, 2019, our committed credit facilities and commercial paper outstanding were as follows:

(in billions)
Type	Committed Credit Facilities	Commercial Paper
364-day revolving credit, expiring February 4, 2020	$2.0
Multi-year revolving credit, expiring February 28, 2021	2.5
Multi-year revolving credit, expiring October 1, 2022	3.5
Total facilities	$8.0
Commercial paper outstanding		$—

At September 30, 2019, there were no borrowings under the committed credit facilities, and the entire committed amounts were available for borrowing.

All banks participating in our committed credit facilities have an investment-grade long-term credit rating from the credit rating agencies. We continuously monitor the credit quality of our banking group, and at this time we are not aware of any potential non-performing credit provider.

Each of these facilities requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“consolidated EBITDA”) to consolidated interest expense of not less than 3.5 to 1.0 on a rolling four-quarter basis. At September 30, 2019, our ratio calculated in accordance with the agreements was 11.1 to 1.0. These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require us to post collateral. We expect to continue to meet our covenants. The terms “consolidated EBITDA” and “consolidated interest expense,” both of which include certain adjustments, are defined in the facility agreements previously filed with the U.S. Securities and Exchange Commission.
In addition to the committed credit facilities discussed above, certain of our subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $2.9 billion at September 30, 2019 and $3.3 billion at December 31, 2018, are for the sole use of our subsidiaries. Borrowings under these arrangements amounted to $355 million at September 30, 2019, and $730 million at December 31, 2018.
Commercial Paper Program – We have access to liquidity in the commercial paper market through programs in place in the U.S. and in Europe having an aggregate issuance capacity of $8.0 billion. At September 30, 2019 and December 31, 2018, we had no commercial paper outstanding. The average commercial paper balance outstanding during the first nine months of 2019 was $2.6 billion. The average commercial paper balance outstanding during 2018 was $3.4 billion.

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

Our operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of September 30, 2019, and September 30, 2018 were $0.6 billion and $0.6 billion, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows.

For further details, see Note 15. Sale of Accounts Receivable to our condensed consolidated financial statements.

Debt – Our total debt was $31.8 billion at September 30, 2019 and $31.8 billion at December 31, 2018.

On February 14, 2017, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.

Our debt issuances in the first nine months of 2019 were as follows:

(in millions)
Type		Face Value		Interest Rate	Issuance	Maturity

U.S. dollar notes	(a)	$900		2.875%	May 2019	May 2024
U.S. dollar notes	(b)	$750		3.375%	May 2019	August 2029
Euro notes	(c)	€500 (approximately $557)	(d)	0.125%	August 2019	August 2026
Euro notes	(c)	€750 (approximately $835)	(d)	0.800%	August 2019	August 2031
Euro notes	(c)	€750 (approximately $835)	(d)	1.450%	August 2019	August 2039
(a) Interest on these notes is payable semi-annually in arrears beginning in November 2019.
(b) Interest on these notes is payable semi-annually in arrears beginning in August 2019.
(c) Interest on these notes is payable annually in arrears beginning in August 2020.
(d) USD equivalents for foreign currency notes were calculated based on exchange rates on the date of issuance.

The net proceeds from the sale of the securities listed in the table above have been and will be used for general corporate purposes, including repayment of outstanding commercial paper and refinancing of outstanding 2.000% Notes due 2020, outstanding Floating Rate Notes due 2020 and outstanding Euro denominated 1.750% Notes due 2020.

Guarantees – At September 30, 2019, we were contingently liable for $0.5 billion of guarantees of our own performance, of which $0.3 billion were related to our obligations under indemnity agreements to enable appeals of customs assessments against our distributors and $0.2 billion were primarily related to excise taxes on the shipment of our products. There is no liability in the condensed consolidated financial statements associated with these guarantees. At September 30, 2019, our third-party guarantees were insignificant.

Equity and Dividends

We discuss our stock awards as of September 30, 2019 in Note 2. Stock Plans to our condensed consolidated financial statements.

During 2018, we did not repurchase any shares under a share repurchase program, and we do not presently intend to repurchase shares of our common stock in 2019.
Dividends paid in the first nine months of 2019 were $5.3 billion. During the third quarter of 2019, our Board of Directors approved a 2.6% increase in the quarterly dividend to $1.17 per common share. As a result, the present annualized dividend rate is $4.68 per common share.

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
Investigations include allegations of contraband shipments of cigarettes, allegations of unlawful pricing activities within certain markets, allegations of underpayment of customs duties and/or excise taxes, allegations of false and misleading usage of descriptors and allegations of unlawful advertising. We cannot predict the outcome of those investigations or whether additional investigations may be commenced, and it is possible that our business could be materially affected by an unfavorable outcome of pending or future investigations. See Note 8. Contingencies—Other Litigation and “Management's Discussion and Analysis of Financial Condition and Results of Operations—Operating Results by Business Segment—Business Environment—Governmental Investigations” for a description of certain governmental investigations to which we are subject.
We may be unsuccessful in our attempts to introduce reduced-risk products, and regulators may not permit the commercialization of these products or the communication of scientifically substantiated risk-reduction claims.

Our key strategic priorities are: to develop and commercialize products that present less risk of harm to adult smokers who switch to those products versus continued smoking; and to convince current adult smokers who would otherwise continue to smoke to switch to those RRPs. For our efforts to be successful, we must: develop RRPs that such adult smokers find acceptable alternatives to smoking; conduct rigorous scientific studies to substantiate that they reduce exposure to harmful and potentially harmful constituents in smoke and, ultimately, that these products present, are likely to present, or have the potential to present less risk of harm to adult smokers who switch to them versus continued smoking; and effectively advocate for the development of science-based regulatory frameworks for the development and commercialization of RRPs, including communication of scientifically substantiated information to enable adult smokers to make better consumer choices. We might not succeed in our efforts. If we do not succeed, but others do, or if heat-not-burn products are inequitably regulated compared to other RRP categories without regard to the totality of the scientific evidence available for such products, we may be at a competitive disadvantage. In addition, actions of some market entrants, such as the inappropriate marketing of e-vapor products to youth, as well as alleged health consequences associated with the use of certain e-vapor products, may unfavorably impact public opinion and/or mischaracterize all e-vapor products or other RRPs to consumers, regulators and policy makers without regard to the totality of scientific evidence for specific products. This may impede our efforts to advocate for the development of science-based regulatory frameworks for the development and commercialization of RRPs. We cannot predict whether regulators will permit the sale and/or marketing of RRPs with scientifically substantiated risk-reduction claims. Such restrictions could limit the success of our RRPs. Moreover, the FDA’s premarket tobacco product authorization of a version of our Platform 1 product is subject to strict marketing, reporting and other requirements and is not a guarantee that the product will remain authorized, particularly if there is a significant uptake in youth initiation.
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
We may be unable to adequately protect our intellectual property rights, and disputes relating to intellectual property rights could harm our business.
Our intellectual property rights are valuable assets, and their protection is important to our business.  If the steps we take to protect our intellectual property rights globally, including through a combination of trademark, design, patent and other intellectual property rights, are inadequate, or if others infringe or misappropriate our intellectual property rights, notwithstanding legal protection, our business could suffer. Intellectual property rights of third parties may limit our ability to introduce new products or improve the quality of existing products in one or more markets. Competitors or other third parties may claim that we infringe their intellectual property rights. Any such claims, regardless of merit, could divert management’s attention, be costly, disruptive, time-consuming and unpredictable and expose us to litigation costs and damages, and impede our ability to manufacture and sell new products or improve existing products. If, as a result, we are unable to manufacture or sell our RRPs or improve their quality in one or more markets, our ability to convert adult smokers to our RRPs in such markets would be adversely affected.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity for each of the three months in the quarter ended September 30, 2019 was as follows:

Period	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2019 – July 31, 2019 (1)	—		$—	—	$—
August 1, 2019 – August 31, 2019 (1)	—		$—	—	$—
September 1, 2019 – September 30, 2019 (1)	—		$—	—	$—
Pursuant to Publicly Announced Plans or Programs	—		$—
July 1, 2019 – July 31, 2019 (2)	632		$78.11
August 1, 2019 – August 31, 2019 (2)	2,719		$84.29
September 1, 2019 – September 30, 2019 (2)	2,342	2,342	$77.89
For the Quarter Ended September 30, 2019	5,693		$80.68

(1)	During this reporting period, we did not have an authorized share repurchase program.

(2)	Shares repurchased represent shares tendered to us by employees who vested in restricted and performance share unit awards and used shares to pay all, or a portion of, the related taxes.

Item 6.	Exhibits.

3.1	Amended and Restated By-Laws of Philip Morris International Inc., effective as of March 7, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed March 7, 2019).

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

32.1	Certification of the Registrant's Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant's Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILIP MORRIS INTERNATIONAL INC.

/s/ MARTIN G. KING

Martin G. King
Chief Financial Officer

October 24, 2019