Form 10-K
period 2019-12-31
Philip Morris International Inc.
filed 2020-02-07
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

As of June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $122 billion based on the closing sale price of the common stock as reported on the New York Stock Exchange.

Class	Outstanding at	January 31, 2020
Common Stock, no par value	1,555,911,930	shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders to be held on May 6, 2020, to be filed with the Securities and Exchange Commission (“SEC”) on or about March 26, 2020.
Part III

In this report, “PMI,” “we,” “us” and “our” refers to Philip Morris International Inc. and its subsidiaries.

Trademarks and service marks in this report are the registered property of, or licensed by, the subsidiaries of Philip Morris International Inc. and are italicized.

PART I

Item 1.	Business.

General Development of Business

General

Philip Morris International Inc. is a Virginia holding company incorporated in 1987. We are a leading international tobacco company engaged in the manufacture and sale of cigarettes, smoke-free products and associated electronic devices and accessories, and other nicotine-containing products in markets outside the United States of America. In addition, we ship a version of our Platform 1 device and its consumables authorized by the U.S. Food and Drug Administration ("FDA") to Altria Group, Inc., for sale in the United States under license.

We are leading a transformation in the tobacco industry to create a smoke-free future, based on a new category of reduced-risk products that, while not risk free, are a much better choice than continuing to smoke.  Our goal is to ultimately replace cigarettes with smoke-free products to the benefit of adults who would otherwise continue to smoke, society, the company and its shareholders.

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

Our IQOS smoke-free product brand portfolio includes heated tobacco and nicotine-containing vapor products.  Our leading smoke-free platform ("Platform 1") is a precisely controlled device into which a specially designed heated tobacco unit is inserted and heated to generate an aerosol. We market our heated tobacco units under the brand names HEETS, HEETS Marlboro and HEETS FROM MARLBORO, defined collectively as HEETS, as well as Marlboro HeatSticks and Parliament HeatSticks. Platform 1 was first introduced in Nagoya, Japan, in 2014. As of December 31, 2019, Platform 1 is available for sale in 52 markets in key cities or nationwide.

Our cigarettes are sold in more than 180 markets, and in many of these markets they hold the number one or number two market share position. We have a wide range of premium, mid-price and low-price brands. Our portfolio comprises both international and local brands and is led by Marlboro, the world’s best-selling international cigarette, which accounted for approximately 37% of our total 2019 cigarette shipment volume. Marlboro is complemented in the premium-price category by Parliament. Our other leading international cigarette brands are Bond Street, Chesterfield, L&M, Lark and Philip Morris. These seven international cigarette brands contributed approximately 78% of our cigarette shipment volume in 2019. We also own a number of important local cigarette brands, such as Dji Sam Soe, Sampoerna A and Sampoerna U in Indonesia, and Fortune and Jackpot in the Philippines.

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

Description of Business

We manage our business in six operating segments as follows:

•	The European Union Region (“EU”) is headquartered in Lausanne, Switzerland, and covers all the European Union countries and also Switzerland, Norway, Iceland and the United Kingdom;

•	The Eastern Europe Region (“EE”) is also headquartered in Lausanne and includes Southeast Europe, Central Asia, Ukraine, Israel and Russia;

•	The Middle East & Africa Region (“ME&A”) is also headquartered in Lausanne and covers the African continent, the Middle East, Turkey and our international duty free business;

•	The South & Southeast Asia Region (“S&SA”) is headquartered in Hong Kong and includes Indonesia, the Philippines and other markets in this region;

•
The East Asia & Australia Region (“EA&A”) is also headquartered in Hong Kong and includes Australia, Japan, South Korea, the People's Republic of China and other markets in this region, as well as Malaysia and Singapore; and

•
The Latin America & Canada Region (“LA&C”) is headquartered in New York and covers the South American continent, Central America, Mexico, the Caribbean and Canada. LA&C also includes transactions under license with Altria Group, Inc., for the distribution of our Platform 1 product in the United States.

As of March 22, 2019, we deconsolidated the financial results of our Canadian subsidiary, Rothmans, Benson & Hedges Inc. ("RBH") from our financial statements. For further details, see Item 8, Note 22. Deconsolidation of RBH.

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

Our total shipments, including cigarettes and heated tobacco units, decreased by 2.0% in 2019 to 766.4 billion units. We estimate that international industry volumes, including cigarettes and heated tobacco units, were approximately 5.1 trillion units in 2019, a 0.9% decrease from 2018. Excluding the People’s Republic of China (“PRC”), we estimate that international cigarette and heated tobacco unit volume was 2.7 trillion units in 2019, a 2.0% decrease from 2018. We estimate that our reported share of the international market (which is defined as worldwide cigarette and heated tobacco unit volume, excluding the United States of America) was approximately 15.1% in 2019, 15.2% in 2018 and 15.1% in 2017. Excluding the PRC, we estimate that our reported share of the international market was approximately 28.4%, 28.3%, and 27.8% in 2019, 2018 and 2017, respectively.

Shipments of our principal cigarette brand, Marlboro, decreased by 0.6% in 2019 and represented approximately 10.0% of the international cigarette market, excluding the PRC, in 2019, 9.7% in 2018 and 9.7% in 2017.

Total shipment volume of heated tobacco units reached 59.7 billion units in 2019, up from 41.4 billion units in 2018.

We have a market share of at least 15% and, in a number of instances, substantially more than 15%, in approximately 95 markets, including Algeria, Argentina, Australia, Austria, Belgium, Brazil, the Czech Republic, Egypt, France, Germany, Hong Kong, Hungary, Indonesia, Israel, Italy, Japan, Kazakhstan, Korea, Kuwait, Mexico, the Netherlands, the Philippines, Poland, Portugal, Russia, Saudi Arabia, the Slovak Republic, Spain, Switzerland, Turkey and Ukraine.

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

Competition

We are subject to highly competitive conditions in all aspects of our business. We compete primarily on the basis of product quality, brand recognition, brand loyalty, taste, R&D, innovation, packaging, customer service, marketing, advertising and retail price and, increasingly, adult smoker willingness to convert to our RRPs. In the combustible product category, we predominantly sell American blend cigarette brands, such as Marlboro, L&M, Parliament, Philip Morris and Chesterfield, which are the most popular across many of our markets. In the RRP product category, we predominantly sell Platform 1 devices and heated tobacco units under the IQOS brand umbrella. We seek to compete in all profitable retail price categories, although our brand portfolio is weighted towards the premium-price category.

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

Procurement and Raw Materials

We purchase tobacco leaf of various types, grades and styles throughout the world, mostly through independent tobacco suppliers. In 2019, we also contracted directly with farmers in several countries, including Argentina, Brazil, Colombia, Ecuador, Italy, Pakistan, the Philippines and Poland. In 2019, direct sourcing from farmers represented approximately 23% of PMI’s global leaf requirements. The largest supplies of tobacco leaf are sourced from Argentina, Brazil, China, Italy, Indonesia (mostly for domestic use in kretek products), Malawi, Mozambique, the Philippines, Turkey and the United States.

We believe that there is an adequate supply of tobacco leaf in the world markets to satisfy our current and anticipated production requirements.

In addition to tobacco leaf, we purchase a wide variety of direct materials from a total of approximately 400 suppliers. In 2019, our top ten suppliers of direct materials combined represented approximately 50% of our total direct materials purchases. The three most significant direct materials that we purchase are printed paper board used in packaging, acetate tow used in filter making and fine paper used in the manufacturing of cigarettes and heated tobacco units. In addition, the adequate supply and procurement of cloves are of particular importance to our Indonesian business.

The adequate supply chain for our RRP portfolio, including the supply of electronic devices, is important to our business. We work with two electronics manufacturing service providers for the supply of our Platform 1 devices and a small number of other providers for other products in our RRP portfolio and related accessories. Although we work closely with these service providers on monitoring their production capability and financial health, the commercialization of our RRPs could be adversely affected if they are unable to meet their commitments. The production of our RRP portfolio requires various metals, and we believe that there is an adequate supply of such metals in the world markets to satisfy our current and anticipated production requirements. However, some components and materials necessary for the production of our RRPs are obtained from single or limited sources, and can be subject to industry-wide shortages and price fluctuations. Our inability to secure an adequate supply of such components and materials could negatively impact the commercialization of our RRPs.

Our IQOS devices are subject to product warranties, which are described in more detail in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K (“Item 8”) in Note 5. Product Warranty to our consolidated financial statements. We discuss our RRP products in more detail in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K (“Item 7”) in Business Environment—Reduced-Risk Products.

 Business Environment

Information called for by this Item is hereby incorporated by reference to the paragraphs in Item 7, Business Environment.

Other Matters

Customers

As described in more detail in “Distribution & Sales” above, in many of our markets we sell our products to distributors. In 2019, sales to a distributor in the European Union Region and a distributor in the East Asia & Australia Region each amounted to 10 percent or more of our consolidated net revenues. See Item 8, Note 12. Segment Reporting for more information. We believe that none of our business segments is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on our consolidated results of operations.  In some of our markets, particularly in the European Union and in the East Asia & Australia Regions, a loss of a distributor may result in a temporary market disruption.

Employees

At December 31, 2019, we employed approximately 73,500 people worldwide, including full-time, temporary and part-time staff. Our businesses are subject to a number of laws and regulations relating to our relationship with our employees. Generally, these laws and regulations are specific to the location of each business. In addition, in accordance with European Union requirements, we have established a European Works Council composed of management and elected members of our workforce. We believe that our relations with our employees and their representative organizations are excellent.

Information About Our Executive Officers

The disclosure regarding executive officers is hereby incorporated by reference to the discussion under the heading “Information about our Executive Officers as of February 6, 2020” in Part III, Item 10. Directors, Executive Officers and Corporate Governance of this Annual Report on Form 10-K (“Item 10”).

Intellectual Property

Our trademarks are valuable assets, and their protection and reputation are essential to us. We own the trademark rights to all of our principal brands, including Marlboro, HEETS and IQOS, or have the right to use them in all countries where we use them.

In addition, we have a large number of granted patents and pending patent applications worldwide. Our patent portfolio, as a whole, is material to our business. However, no one patent, or group of related patents, is material to us. We also have registered industrial designs, as well as unregistered proprietary trade secrets, technology, know-how, processes and other unregistered intellectual property rights.

Effective January 1, 2008, PMI entered into an Intellectual Property Agreement with Philip Morris USA Inc. (“PM USA”), a wholly owned subsidiary of Altria Group, Inc. The Intellectual Property Agreement allocates ownership of jointly funded intellectual property as follows:

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

Seasonality

Our business segments are not significantly affected by seasonality, although in certain markets cigarette consumption trends may rise during the summer months due to outdoor use, longer daylight, and tourism.

Environmental Regulation

We are subject to international, national and local environmental laws and regulations in the countries in which we do business. We have specific programs across our business units designed to meet applicable environmental compliance requirements and reduce our carbon footprint and wastage as well as water and energy consumption. We report externally about our climate change mitigation strategy, together with associated targets and results in reducing our carbon footprint, through CDP (formerly, the Carbon Disclosure Project), the leading international non-governmental organization assessing the work of thousands of companies worldwide in the area of environmental impact, including climate change. Our environmental and occupational health and safety management system includes policies, standard practices and procedures at all our manufacturing centers. We also conduct regular safety assessments at our offices, warehouses and car fleet organizations. Furthermore, we have engaged an external certification body to validate the effectiveness of this management system at our manufacturing centers around the world, in accordance with internationally recognized standards for safety and environmental management. The environmental performance data we report externally is also verified by a qualified third party. Our subsidiaries expect to continue to make investments in order to drive improved performance and maintain compliance with environmental laws and regulations. We assess and report the compliance status of all our legal entities on a regular basis. Based on the management and controls we have in place and our review of climate change risks (both physical and regulatory), environmental expenditures have not had, and are not expected to have, a material adverse effect on our consolidated results of operations, capital expenditures, financial position, earnings or competitive position.

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

There is litigation related to tobacco products pending in certain jurisdictions. Damages claimed in some tobacco-related litigation are significant and, in certain cases in Brazil, Canada, and Nigeria, range into the billions of U.S. dollars. We anticipate that new cases will continue to be filed. The FCTC encourages litigation against tobacco product manufacturers. It is possible that our consolidated results of operations, cash flows or financial position could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. See Item 8, Note 18. Contingencies to our consolidated financial statements for a discussion of pending litigation and Item 7, Business Environment—Reduced-Risk Products (RRPs)—Legal Challenges to RRPs.

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

•
We lose revenues as a result of counterfeiting, contraband, cross-border purchases, “illicit whites,” non-tax-paid volume produced by local manufacturers, and counterfeiting of our Platform 1 device and heated tobacco units.

Large quantities of counterfeit cigarettes are sold in the international market. We believe that Marlboro is the most heavily counterfeited international cigarette brand, although we cannot quantify the revenues we lose as a result of this activity. In addition, our revenues are reduced by contraband, legal cross-border purchases, “illicit whites” and non-tax-paid volume produced by local manufacturers. Our revenues and consumer satisfaction with our Platform 1 device and heated tobacco units may be adversely affected by counterfeit products that do not meet our product quality standards and scientific validation procedures.

•	From time to time, we are subject to governmental investigations on a range of matters.
Investigations include allegations of contraband shipments of cigarettes, allegations of unlawful pricing activities within certain markets, allegations of underpayment of income taxes, customs duties and/or excise taxes, allegations of false and misleading usage of descriptors, allegations of unlawful advertising, and allegations of unlawful labor practices. We cannot predict the outcome of those investigations or whether additional investigations may be commenced, and it is possible that our business could be materially affected by an unfavorable outcome of pending or future investigations. See Item, 8, Note 18. Contingencies—Other Litigation and Item 7, Business Environment—Governmental Investigations for a description of certain governmental investigations to which we are subject.

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

•	We may be unable to adequately protect our intellectual property rights, and disputes relating to intellectual property rights could harm our business.
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

None.

Item 2. Properties.

We own or lease various manufacturing, office and research and development facilities in locations primarily outside the United States. We own properties in Switzerland where our operations center and state-of-the-art research and development facility are located.

At December 31, 2019, we operated and owned a total of 38 manufacturing facilities across our six operating segments. Among them, 7 factories produced heated tobacco units.

In 2019, certain facilities each manufactured over 30 billion units (cigarettes and heated tobacco units combined). The largest manufacturing facilities, in terms of volume, are located in Indonesia (S&SA), Turkey (ME&A), the Philippines (S&SA), Russia (EE), Poland (EU), Lithuania (EU), and Italy (EU). As part of our global operating model, products manufactured in a particular manufacturing facility are not necessarily distributed in the operating segment where the facility is located.

We have integrated the production of our heated tobacco units into a number of our existing manufacturing facilities, and we are progressing with our plans to build manufacturing capacity for our other RRP platforms. We will continue to optimize our manufacturing infrastructure.

We believe the properties owned or leased by our subsidiaries are maintained in good condition and are believed to be suitable and adequate for our present needs.

Item 3.	Legal Proceedings.

The information called for by this Item is incorporated herein by reference to Item 8, Note 18. Contingencies.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The principal stock exchange on which our common stock (no par value) is listed is the New York Stock Exchange (ticker symbol "PM"). At January 31, 2020, there were approximately 50,800 holders of record of our common stock.

Performance Graph

The graph below compares the cumulative total shareholder return on PMI's common stock with the cumulative total return for the same period of PMI's Peer Group and the S&P 500 Index. The graph assumes the investment of $100 as of December 31, 2014, in PMI common stock (at prices quoted on the New York Stock Exchange) and each of the indices as of the market close and reinvestment of dividends on a quarterly basis.

Date	PMI	PMI Peer Group (1)	S&P 500 Index
December 31, 2014	$100.00	$100.00	$100.00
December 31, 2015	$113.40	$108.20	$101.40
December 31, 2016	$123.10	$109.70	$113.50
December 31, 2017	$147.60	$130.20	$138.30
December 31, 2018	$98.60	$118.30	$132.20
December 31, 2019	$133.00	$146.40	$173.90

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

Note: Figures are rounded to the nearest $0.10.

Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2019

Our share repurchase activity for each of the three months in the quarter ended December 31, 2019, was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2019 – October 31, 2019 (1)	—	$—	—	$—
November 1, 2019 – November 30, 2019 (1)	—	$—	—	$—
December 1, 2019 – December 31, 2019 (1)	—	$—	—	$—
Pursuant to Publicly Announced Plans or Programs	—	$—
October 1, 2019 – October 31, 2019 (2)	897	$75.37
November 1, 2019 – November 30, 2019 (2)	690	$81.33
December 1, 2019 – December 31, 2019 (2)	1,186	$82.69
For the Quarter Ended December 31, 2019	2,773	$79.98

(1)	During this reporting period, we did not have an authorized share repurchase program.

(2)	Shares repurchased represent shares tendered to us by employees who vested in restricted and performance share unit awards and used shares to pay all, or a portion of, the related taxes.

Item 6.     Selected Financial Data.

(in millions of dollars, except per share data)

	2019	2018	2017	2016	2015
Summary of Operations:
Revenues including excise taxes	$77,921	$79,823	$78,098	$74,953	$73,908
Excise taxes on products	48,116	50,198	49,350	48,268	47,114
Net revenues	29,805	29,625	28,748	26,685	26,794
Operating income	10,531	11,377	11,581	10,903	10,745
Net earnings attributable to PMI	7,185	7,911	6,035	6,967	6,873
Basic earnings per share	4.61	5.08	3.88	4.48	4.42
Diluted earnings per share	4.61	5.08	3.88	4.48	4.42
Dividends declared per share	4.62	4.49	4.22	4.12	4.04
Total assets	42,875	39,801	42,968	36,851	33,956
Long-term debt (1)	26,656	26,975	31,334	25,851	25,250
Total debt	31,045	31,759	34,339	29,067	28,480

(1) Excluding current portion of long-term debt.

This Selected Financial Data should be read in conjunction with Item 7 and Item 8.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the other sections of this Annual Report on Form 10-K, including the consolidated financial statements and related notes contained in Item 8, and the discussion of risks and cautionary factors that may affect future results in Item 1A. Risk Factors.

Description of Our Company

We are leading a transformation in the tobacco industry to create a smoke-free future and ultimately replace cigarettes with smoke-free products to the benefit of adults who would otherwise continue to smoke, society, the company and its shareholders. We are a leading international tobacco company engaged in the manufacture and sale of cigarettes, as well as smoke-free products and associated electronic devices and accessories, and other nicotine-containing products in markets outside the United States. In addition, we ship a version of our Platform 1 device and its consumables authorized by the U.S. Food and Drug Administration ("FDA") to Altria Group, Inc., for sale in the United States under license. We are building a future on a new category of smoke-free products that, while not risk free, are a much better choice than continuing to smoke.  Through multidisciplinary capabilities in product development, state-of-the-art facilities and scientific substantiation, we aim to ensure that our smoke-free products meet adult consumer preferences and rigorous regulatory requirements. Our IQOS smoke-free product brand portfolio includes heat-not-burn tobacco and nicotine-containing vapor products.

We manage our business in six operating segments:

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

Consolidated Operating Results

•
Net Revenues – Net revenues of $29.8 billion for the year ended December 31, 2019, increased by $0.2 billion, or 0.6%, from the comparable 2018 amount. The change in our net revenues from the comparable 2018 amount was driven by the following (variances not to scale with year-to-date results):

Net revenues, excluding unfavorable currency, increased by 3.8%, mainly reflecting: a favorable pricing variance, notably in Germany, Indonesia, Japan, the Philippines and Turkey; and favorable volume/mix, mainly driven by heated tobacco unit and IQOS device volume in the EU and Russia, and heated tobacco unit volume in Japan, partly offset by unfavorable volume/mix of cigarettes, notably in Australia, the EU, Indonesia, Japan and Russia, unfavorable heated tobacco unit volume in PMI Duty Free, and unfavorable IQOS device volume in Japan and Korea. The currency-neutral growth in net revenues of 3.8% came despite the unfavorable impact of $763 million, shown in "Other" above, predominantly resulting from the deconsolidation of our Canadian subsidiary, Rothmans, Benson & Hedges, Inc. ("RBH"), effective March 22, 2019. For further details on the deconsolidation of RBH, see Item 8, Note 18. Contingencies and Note 22. Deconsolidation of RBH.

Net revenues by product category for the years ended December 31, 2019 and 2018, are shown below:

•	Diluted Earnings Per Share – The changes in our reported diluted earnings per share (“diluted EPS”) for the year ended December 31, 2019, from the comparable 2018 amounts, were as follows:

	Diluted EPS	% Growth (Decline)
For the year ended December 31, 2018	$5.08

2018 Asset impairment and exit costs	—
2018 Tax items	0.02
Subtotal of 2018 items	0.02

2019 Asset impairment and exit costs	(0.23)
2019 Canadian tobacco litigation-related expense	(0.09)
2019 Loss on deconsolidation of RBH	(0.12)
2019 Russia excise and VAT audit charge	(0.20)
2019 Fair value adjustment for equity security investments	0.02
2019 Tax items	0.04
Subtotal of 2019 items	(0.58)

Currency	(0.13)
Interest	0.04
Change in tax rate	(0.04)
Operations	0.22
For the year ended December 31, 2019	$4.61	(9.3)%

Income taxes – The 2018 Tax items that decreased our 2018 diluted EPS by $0.02 per share in the table above represented a current income tax charge of $185 million primarily due to an increase in our final 2017 transition tax liability, mostly offset by a deferred income tax benefit of $154 million primarily due to the recognition of deferred tax assets for net operating losses in the state of New York.

The 2019 Tax items that increased our 2019 diluted EPS by $0.04 per share in the table above was primarily due to a reduction in estimated U.S. federal income tax on dividend repatriation for the years 2015-2018 ($67 million).

The change in the tax rate that decreased our diluted EPS by $0.04 per share in the table above was primarily due to changes in earnings mix by taxing jurisdiction and U.S. state deferred income tax expense, partially offset by repatriation cost differences.

For further details, see Item 8, Note 11. Income Taxes.

Asset impairment and exit costs – As a part of the optimization of our global manufacturing infrastructure, we recorded pre-tax asset impairment and exit costs of $422 million during 2019, representing $362 million net of income tax and a diluted EPS charge of $0.23 per share. This charge primarily related to a cigarette plant closure in Berlin, Germany (approximately $0.19 per share), as well as the closure of a cigarette plant in Argentina, Colombia and Pakistan. The total pre-tax charge was included in marketing, administration and research costs on the consolidated statements of earnings. For further details, see Item 8, Note 21. Asset Impairment and Exit Costs.

Canadian tobacco litigation-related expense – In the first quarter of 2019, we recorded a pre-tax charge of $194 million, representing $142 million net of tax, relating to the judgment against RBH in two Québec smoking and health class actions. The charge of $0.09 per share reflects our assessment of the portion of the judgment that represents probable and estimable loss prior to the deconsolidation of RBH and corresponds to the trust account deposit required by the judgment. The total pre-tax charge was included in marketing, administration and research costs on the consolidated statements of earnings and was included in the operating income of the Latin America & Canada segment. For further details, see Item 8, Note 18. Contingencies and Item 8, Note 22. Deconsolidation of RBH.

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

A loss on the deconsolidation of RBH of $239 million was included in marketing, administration and research costs on the consolidated statements of earnings and was included in the operating income of the Latin America & Canada segment. The $0.12 per share impact also included a tax benefit of $49 million within the provision for income taxes, as discussed above, related to the reversal of a deferred tax liability on the unremitted earnings of RBH. For further details, see Item 8, Note 18. Contingencies and Item 8, Note 22. Deconsolidation of RBH.

Russia excise and VAT audit charge – As a result of the final tax assessment for the 2015-2017 financial years received by our Russian affiliate, in the third quarter of 2019, PMI recorded a pre-tax charge of $374 million in marketing, administration and research costs in the consolidated statements of earnings, representing $315 million net of income tax and a diluted EPS charge of $0.20. The pre-tax charge of $374 million was included in the operating income of the Eastern Europe segment. For further details, see Item 8, Note 18. Contingencies.

Fair Value adjustment for equity security investments – In the fourth quarter of 2019, PMI recorded a favorable fair value adjustment for its equity security investments of $35 million after tax (or $0.02 per share increase in diluted EPS).  The fair value adjustment for its equity security investments was included in equity investments and securities (income)/loss, net ($44 million income) and provision for income taxes ($9 million expense) on the consolidated statements of earnings in 2019. For further details, see Item 8, Note 16. Fair Value Measurements.

Currency – The unfavorable currency impact during 2019 results from the fluctuations of the U.S. dollar, especially against the Euro, Russian ruble and Turkish lira. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Interest – The favorable impact of interest was due primarily to our ongoing efforts to optimize our capital structure following the passage of the U.S. Tax Cuts and Jobs Act. This included the decision to use existing cash to repay $2.5 billion and $4.0 billion of long-term debt that matured in 2018 and in 2019, respectively.

Operations – The increase in diluted EPS of $0.22 from our operations in the table above was due primarily to the following segments:

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

Goodwill and Non-Amortizable Intangible Assets Valuation - We test goodwill and non-amortizable intangible assets for impairment annually or more frequently if events occur that would warrant such review. While the company has the option to perform a qualitative assessment for both goodwill and non-amortizable intangible assets to determine if it is more likely than not that an impairment exists, the company elects to perform the quantitative assessment for our annual impairment analysis. The impairment analysis involves comparing the fair value of each reporting unit or non-amortizable intangible asset to the carrying value. If the carrying value exceeds the fair value, goodwill or a non-amortizable intangible asset is considered impaired. To determine the fair value of goodwill, we primarily use a discounted cash flow model, supported by the market approach using earnings multiples of comparable global and local companies within the tobacco industry. At December 31, 2019, the carrying value of our goodwill was $5.9 billion, which is related to ten reporting units, each of which consists of a group of markets with similar economic characteristics. The estimated fair value of each of our ten reporting units exceeded the carrying value as of December 31, 2019. To determine the fair value of non-amortizable intangible assets, we primarily use a discounted cash flow model applying the relief-from-royalty method. We concluded that the fair value of our non-amortizable intangible assets exceeded the carrying value. These discounted cash flow models include management assumptions relevant for forecasting operating cash flows, which are subject to changes in business conditions, such as volumes and prices, costs to produce, discount rates and estimated capital needs. Management considers historical experience and all available information at the time the fair values are estimated, and we believe these assumptions are consistent with the assumptions a hypothetical marketplace participant would use. Since the March 28, 2008, spin-off from Altria Group, Inc., we have not recorded a charge to earnings for an impairment of goodwill or non-amortizable intangible assets.

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

Weighted-average discount rate assumptions for pension and postretirement plan obligations at December 31, 2019 and 2018 are as follows:

	2019	2018
Pension plans	0.83%	1.61%
Postretirement plans	3.28%	3.97%

We anticipate that assumption changes will increase 2020 pre-tax pension and postretirement expense to approximately $256 million as compared with approximately $201 million in 2019, excluding amounts related to employee severance and early retirement programs. The anticipated increase is primarily due to higher amortization of unrecognized actuarial gains/losses of $73 million, coupled with higher service cost of $48 million, partially offset by lower interest cost of $49 million and higher expected return on plan assets of $18 million and other movements of $1 million.

Weighted-average expected rate of return and discount rate assumptions have a significant effect on the amount of expense reported for the employee benefit plans.  A fifty-basis-point decrease in our discount rate would increase our 2020 pension and postretirement expense by approximately $65 million, and a fifty-basis-point increase in our discount rate would decrease our 2020 pension and postretirement expense by approximately $58 million. Similarly, a fifty-basis-point decrease (increase) in the expected return on plan assets would increase (decrease) our 2020 pension expense by approximately $36 million.

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

Hedging - As discussed below in “Market Risk,” we use derivative financial instruments principally to reduce exposures to market risks resulting from fluctuations in foreign currency exchange and interest rates by creating offsetting exposures. For derivatives to which we have elected to apply hedge accounting, gains and losses on these derivatives are initially deferred in accumulated other comprehensive losses on the consolidated balance sheet and recognized in the consolidated statement of earnings into the same line item as the impact of the underlying transaction and in the periods when the related hedged transactions are also recognized in operating results. If we had elected not to use the hedge accounting provisions, gains (losses) deferred in stockholders’ (deficit) equity would have been recorded in our net earnings for these derivatives.

Fair value of non-marketable equity securities - For further details, see Item 8, Note 22. Deconsolidation of RBH.

Contingencies - As discussed in Item 8, Note 18. Contingencies to our consolidated financial statements, legal proceedings covering a wide range of matters are pending or threatened against us, and/or our subsidiaries, and/or our indemnitees in various jurisdictions. We and our subsidiaries record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. The variability in pleadings in multiple jurisdictions, together with the actual experience of management in litigating claims, demonstrate that the monetary relief that may be specified in a lawsuit bears little relevance to the ultimate outcome. Much of the tobacco-related litigation is in its early stages, and litigation is subject to uncertainty. At the present time, except as stated otherwise in Item 8, Note 18. Contingencies, while it is reasonably possible that an unfavorable outcome in a case may occur, after assessing the information available to it: (i) management has not concluded that it is probable that a loss has been incurred in any of the pending tobacco-related cases; (ii) management is unable to estimate the possible loss or range of loss for any of the pending tobacco-related cases; and (iii) accordingly, no estimated loss has been accrued in the consolidated financial statements for unfavorable outcomes in these cases, if any. Legal defense costs are expensed as incurred.

Consolidated Operating Results
Our net revenues and operating income by segment were as follows:

(in millions)	2019	2018	2017
Net Revenues
European Union	$9,817	$9,298	$8,318
Eastern Europe	3,282	2,921	2,711
Middle East & Africa	4,042	4,114	3,988
South & Southeast Asia	5,094	4,656	4,417
East Asia & Australia	5,364	5,580	6,373
Latin America & Canada	2,206	3,056	2,941
Net revenues	$29,805	$29,625	$28,748
Operating Income
European Union	$3,970	$4,105	$3,691
Eastern Europe	547	902	887
Middle East & Africa	1,684	1,627	1,884
South & Southeast Asia	2,163	1,747	1,514
East Asia & Australia	1,932	1,851	2,608
Latin America & Canada	235	1,145	997
Operating income	$10,531	$11,377	$11,581

Items affecting the comparability of results from operations were as follows:

•	Russia excise and VAT audit charge - See Item 8, Note 18. Contingencies for details of the $374 million pre-tax charge included in the Eastern Europe segment for the year ended December 31, 2019.

•
Asset impairment and exit costs - See Item 8, Note 21. Asset Impairment and Exit Costs for details of the $422 million pre-tax charge for the year ended December 31, 2019, as well as a breakdown of these costs by segment.

•
Canadian tobacco litigation-related expense - See Item 8, Note 18. Contingencies and Note 22. Deconsolidation of RBH for details of the $194 million pre-tax charge included in the Latin America & Canada segment for the year ended December 31, 2019.

•	Loss on deconsolidation of RBH - See Item 8, Note 22. Deconsolidation of RBH for details of the $239 million loss included in the Latin America & Canada segment for the year ended December 31, 2019.

Our net revenues by product category were as follows:

PMI Net Revenues by Product Category
(in millions)	2019	2018	2017
Combustible Products
European Union	$8,093	$8,433	$8,048
Eastern Europe	2,438	2,597	2,657
Middle East & Africa	3,721	3,732	3,893
South & Southeast Asia	5,094	4,656	4,417
East Asia & Australia	2,693	3,074	3,156
Latin America & Canada	2,179	3,037	2,937
Total Combustible Products	$24,218	$25,529	$25,107
Reduced-Risk Products
European Union	$1,724	$865	$269
Eastern Europe	844	324	55
Middle East & Africa	321	382	94
South & Southeast Asia	—	—	—
East Asia & Australia	2,671	2,506	3,218
Latin America & Canada	27	19	4
Total Reduced-Risk Products	$5,587	$4,096	$3,640

Total PMI Net Revenues	$29,805	$29,625	$28,748
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

Revenues from shipments of Platform 1 devices, heated tobacco units and accessories to Altria Group, Inc., commencing in the third quarter of 2019, for sale under license in the United States, are included in Net Revenues of the Latin America & Canada segment.

References to "Cost/Other" in the Consolidated Financial Summary table of total PMI and the six operating segments throughout this "Discussion and Analysis" reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs (including asset impairment and exit costs, the Canadian tobacco litigation-related expense, the charge related to the deconsolidation of RBH in Canada, and the Russia excise and VAT audit charge); and amortization of intangibles. “Cost/Other” also includes the currency-neutral net revenue variance, unrelated to volume/mix and price components, attributable to fees for certain distribution rights billed to customers in certain markets in the ME&A Region, as well as the impact of the deconsolidation in RBH.

Our shipment volume by segment for cigarettes and heated tobacco units was as follows:

PMI Shipment Volume (Million Units)
	2019	2018	2017
Cigarettes
European Union	174,319	179,622	187,293
Eastern Europe	100,644	108,718	119,398
Middle East & Africa	134,568	136,605	136,759
South & Southeast Asia	174,934	178,469	171,600
East Asia & Australia	49,951	56,163	62,653
Latin America & Canada	72,293	80,738	84,223
Total Cigarettes	706,709	740,315	761,926
Heated Tobacco Units
European Union	12,569	5,977	1,889
Eastern Europe	13,453	4,979	674
Middle East & Africa	2,654	3,403	907
South & Southeast Asia	—	—	—
East Asia & Australia	30,677	26,866	32,729
Latin America & Canada (1)	299	147	27
Total Heated Tobacco Units	59,652	41,372	36,226
Cigarettes and Heated Tobacco Units
European Union	186,888	185,599	189,182
Eastern Europe	114,097	113,697	120,072
Middle East & Africa	137,222	140,008	137,666
South & Southeast Asia	174,934	178,469	171,600
East Asia & Australia	80,628	83,029	95,382
Latin America & Canada	72,592	80,885	84,250
Total Cigarettes and Heated Tobacco Units	766,361	781,687	798,152
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

2019 compared with 2018

The following discussion compares our consolidated operating results for the year ended December 31, 2019, with the year ended December 31, 2018.

Estimated international industry cigarette and heated tobacco unit volume, excluding China and the United States, of 2.7 trillion, decreased by 2.0%, due to the EU, EE, S&SA, EA&A and LA&C, as described in the Regional sections below.

Our total shipment volume decreased by 2.0%, due to:

•	Middle East & Africa, primarily reflecting lower cigarette shipment volume, notably in Turkey, partly offset by Egypt and Saudi Arabia, and lower heated tobacco unit shipment volume in PMI Duty Free;

•	South & Southeast Asia, reflecting lower cigarette shipment volume, primarily in Indonesia, Pakistan and the Philippines, partly offset by Thailand;

•
East Asia & Australia, primarily reflecting lower cigarette shipment volume in Japan and lower cigarette and heated tobacco unit shipment volume in Korea, partly offset by higher heated tobacco unit shipment volume in Japan; and

•
Latin America & Canada, reflecting lower cigarette shipment volume, principally in Argentina, Canada (primarily due to the impact of the deconsolidation of RBH) and Venezuela. Excluding the volume impact from the RBH deconsolidation of approximately 4.3 billion units (reflecting the volume of RBH-owned brands from March 22, 2018 through December 31, 2018), our total shipment volume in the Region decreased by 5.2%;

partly offset by

•	the EU, reflecting higher heated tobacco unit shipment volume across the Region, notably in Italy, partly offset by lower cigarette shipment volume, primarily in France, Germany and Italy; and

•
Eastern Europe, reflecting higher heated tobacco unit shipment volume across the Region, notably in Kazakhstan, Russia and Ukraine, partly offset by lower cigarette shipment volume, primarily in Russia and Ukraine.

Excluding the volume impact from the RBH deconsolidation of approximately 4.3 billion units (reflecting the volume of RBH-owned brands from March 22, 2018 through December 31, 2018 and including Duty-Free sales of these brands in Canada), PMI's total shipment volume decreased by 1.4%.

Impact of Inventory Movements

Excluding the volume impact from the deconsolidation of RBH, and the net favorable impact of estimated distributor inventory movements of approximately 1.1 billion units, our total in-market sales declined by 1.5%, due to a 3.7% decline of cigarettes, partly offset by a 35.3% increase in heated tobacco units.

The net favorable impact of estimated distributor inventory movements of approximately 1.1 billion units reflected a 2.7 billion favorable impact from heated tobacco units (driven primarily by Japan, mainly reflecting a favorable comparison with 2018 in which IQOS consumable inventories were reduced, partly offset by PMI Duty Free), partially offset by a 1.6 billion unfavorable impact from cigarettes (due primarily to Japan, North Africa and Thailand, partly offset by the EU Region and Saudi Arabia).

Our cigarette shipment volume by brand and heated tobacco unit shipment volume was as follows:

PMI Shipment Volume by Brand (Million Units)
	Full-Year
	2019	2018	Change
Cigarettes
Marlboro	262,908	264,423	(0.6)%
L&M	92,873	89,789	3.4%
Chesterfield	57,185	59,452	(3.8)%
Philip Morris	49,164	49,864	(1.4)%
Parliament	38,723	41,697	(7.1)%
Sampoerna A	35,133	39,522	(11.1)%
Dji Sam Soe	32,435	29,195	11.1%
Bond Street	28,025	32,173	(12.9)%
Lark	19,602	23,021	(14.9)%
Fortune	12,831	16,596	(22.7)%
Others	77,830	94,583	(17.7)%
Total Cigarettes	706,709	740,315	(4.5)%
Heated Tobacco Units (1)	59,652	41,372	44.2%
Total Cigarettes and Heated Tobacco Units	766,361	781,687	(2.0)%
(1) Includes shipments to Altria Group, Inc., commencing in the third quarter of 2019, for sale in the United States under license.
Note: Sampoerna A includes Sampoerna; Philip Morris includes Philip Morris/Dubliss; and Lark includes Lark Harmony.

Our cigarette shipment volume of the following brands decreased:

•	Marlboro, mainly due to Italy and Japan, partly reflecting the impact of out-switching to heated tobacco units, as well as France, partially offset by the Philippines, Saudi Arabia and Turkey;

•	Chesterfield, mainly due to Argentina, Italy, Russia and Venezuela, partly offset by Brazil;

•	Philip Morris, notably due to Argentina, partly offset by Indonesia and Russia;

•	Parliament, mainly due to Japan, Korea and Russia;

•	Sampoerna A in Indonesia, mainly reflecting the impact of retail price increases resulting in widened price gaps with competitors' products;

•	Bond Street, mainly due to Russia and Ukraine;

•	Lark, mainly due to Japan and Turkey;

•	Fortune in the Philippines, mainly reflecting up-trading to Marlboro resulting from narrowed price gaps with the below premium price segment; and

•
"Others," notably due to: the impact of the deconsolidation of RBH in Canada; mid-price Sampoerna U in Indonesia, partly reflecting the impact of above-inflation retail price increases; and low-price brands, notably Morven in Pakistan and Next/Dubliss in Russia, partly offset by Jackpot in the Philippines.

The increase in our heated tobacco unit shipment volume was mainly driven by: the EU (notably Italy and Poland), Eastern Europe (notably Kazakhstan, Russia and Ukraine) and Japan, partly offset by Korea and PMI Duty Free.

Our cigarette shipment volume of the following brands increased:

•	L&M, mainly driven by Egypt and Thailand, partly offset by Russia and Turkey; and

•	Dji Sam Soe in Indonesia, driven by the strong performance of the DSS Magnum Mild 16 variant and the introduction of 20s and 50s variants.

2019 International Share of Market (excluding China and the United States)

Our total international market share (excluding China and the United States), defined as our cigarette and heated tobacco unit sales volume as a percentage of total industry cigarette and heated tobacco unit sales volume, increased by 0.1 point to 28.4%, reflecting:

•	Total international heated tobacco unit market share of 2.2%, up by 0.6 points; and

•	Total international cigarette market share of 26.2%, down by 0.5 points.
Our total international cigarette market share, defined as our cigarette sales volume as a percentage of total industry cigarette sales volume, was down by 0.3 points to 26.9%, mainly reflecting: out-switching to heated tobacco units, notably in the EU and Japan; and lower cigarette market share, notably in Argentina, Indonesia, Korea and Turkey.
In 2019, we owned six of the world's top 15 international cigarette brands, with international cigarette market shares as follows: Marlboro, 10.0%; L&M, 3.5%; Chesterfield, 2.2%; Philip Morris, 1.9%; Parliament, 1.5%; and Bond Street, 1.1%.

Key Market Data

Key market data regarding total market size, our shipments and market share were as follows:

			PMI Shipments (billion units)						PMI Market Share (%)(1)
Market	Total Market (billion units)		Total		Cigarette		Heated Tobacco Unit		Total		Heated Tobacco Unit
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Total	2,703.6	2,757.7	766.4	781.7	706.7	740.3	59.7	41.4	28.4	28.3	2.2	1.6

European Union
France	37.9	40.9	17.0	18.5	16.9	18.4	0.1	—	45.0	45.5	0.2	0.1
Germany	73.3	75.2	27.9	28.1	27.0	27.7	0.9	0.4	38.0	37.3	1.2	0.5
Italy	67.9	69.0	34.9	35.2	31.4	33.5	3.5	1.7	51.8	51.8	4.8	2.2
Poland	46.2	43.2	19.0	17.9	17.9	17.6	1.1	0.4	41.2	41.5	2.5	0.9
Spain	45.3	45.0	14.5	14.1	14.1	13.9	0.3	0.2	31.3	32.1	0.7	0.4

Eastern Europe
Russia	226.5	238.9	68.0	68.0	58.8	64.6	9.2	3.4	30.1	28.3	3.8	1.0

Middle East & Africa
Saudi Arabia	20.8	20.6	9.2	7.4	9.2	7.4	—	—	43.0	41.5	—	—
Turkey	118.9	118.5	51.9	55.0	51.9	55.0	—	—	43.7	46.4	—	—

South & Southeast Asia
Indonesia	306.8	303.6	98.5	101.4	98.5	101.4	—	—	32.1	33.4	—	—
Philippines	70.5	73.2	49.7	51.2	49.7	51.2	—	—	70.5	69.9	—	—

East Asia & Australia
Australia	12.0	12.8	3.3	3.8	3.3	3.8	—	—	27.5	29.7	—	—
Japan	158.0	167.3	52.4	52.3	26.6	30.8	25.8	21.4	34.5	34.0	17.1	15.5
Korea	68.6	69.5	15.5	17.4	10.8	12.0	4.6	5.4	22.6	25.0	6.8	7.8

Latin America & Canada
Argentina	33.4	35.0	23.3	25.8	23.3	25.8	—	—	70.0	73.8	—	—
Mexico	35.5	35.5	23.8	24.2	23.8	24.2	—	—	67.1	68.0	—	—

(1) Market share estimates are calculated using IMS data
Note: % change for Total Market and PMI shipments is computed based on millions of units; PMI Market Share estimates for previous periods are restated to reflect RBH deconsolidation and exclude RBH-owned brands.

Financial Summary
Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2019	2018	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other(1)
(in millions)
Net Revenues	$29,805	$29,625	0.6%	3.8%	$180	$(937)	$1,483	$397	$(763)
Cost of Sales	(10,513)	(10,758)	2.3%	(0.5)%	245	302	—	(309)	252
Marketing, Administration and Research Costs (2)	(8,695)	(7,408)	(17.4)%	(22.0)%	(1,287)	340	—	—	(1,627)
Amortization of Intangibles	(66)	(82)	19.5%	15.9%	16	3	—	—	13
Operating Income	$10,531	$11,377	(7.4)%	(4.9)%	$(846)	$(292)	$1,483	$88	$(2,125)
(1) Cost/Other variance includes the impact of the RBH deconsolidation.
(2) Unfavorable Cost/Other variance includes asset impairment and exit costs of $422 million in 2019, the Russia excise and VAT audit charge of $374 million in 2019, the 2019 loss on deconsolidation of RBH of $239 million, and the 2019 Canadian tobacco litigation-related expense of $194 million, as well as the impact of the RBH deconsolidation.
Note: Net Revenues include revenues from shipments of Platform 1 devices, heated tobacco units and accessories to Altria Group, Inc., commencing in the third quarter of 2019, for sale under license in the United States.

Net revenues, excluding unfavorable currency, increased by 3.8%, mainly reflecting: a favorable pricing variance, notably in Germany, Indonesia, Japan, the Philippines and Turkey; and favorable volume/mix, mainly driven by heated tobacco unit and IQOS device volume in the EU and Russia, and heated tobacco unit volume in Japan, partly offset by unfavorable volume/mix of cigarettes, notably in Australia, the EU, Indonesia, Japan and Russia, unfavorable heated tobacco unit volume in PMI Duty Free, and unfavorable IQOS device volume in Japan and Korea. The currency-neutral growth in net revenues of 3.8% came despite the unfavorable impact of $763 million, shown in "Cost/Other," predominantly resulting from the deconsolidation of RBH.

The unfavorable currency in net revenues was due primarily to the Euro, Russian ruble and Turkish lira.

Net revenues include $5.6 billion in 2019 and $4.1 billion in 2018 related to the sale of RRPs. In 2019, approximately $0.7 billion of our $5.6 billion in RRP net revenues were from IQOS devices.

Operating income decreased by 7.4%. Excluding unfavorable currency ($292 million), asset impairment and exit costs ($422 million) in 2019 related to plant closures in Argentina, Colombia, Germany and Pakistan as part of global manufacturing infrastructure optimization, the 2019 Russia excise and VAT audit charge ($374 million), the 2019 loss on deconsolidation of RBH ($239 million) and the 2019 Canadian tobacco litigation-related expense ($194 million), operating income increased by 5.9%, primarily reflecting: a favorable pricing variance; favorable volume/mix, mainly driven by heated tobacco units in the EU, Japan and Russia, partly offset by unfavorable volume/mix of cigarettes, notably in Australia, the EU, Indonesia, Japan and Russia, as well as unfavorable heated tobacco unit volume in PMI Duty Free; and lower manufacturing costs; partly offset by higher marketing, administration and research costs, reflecting increased investment behind reduced-risk products (mainly in the EU and Eastern Europe), and the net unfavorable impact resulting from the deconsolidation of RBH shown in "Cost/Other."

Interest expense, net, of $570 million decreased by $95 million (14.3%), due primarily to our ongoing efforts to optimize our capital structure following the passage of the Tax Cuts and Jobs Act. This included the decision to use existing cash to repay $2.5 billion and $4.0 billion of long-term debt that matured in 2018 and 2019, respectively.

Our effective tax rate increased by 0.3 percentage points to 23.2%. The effective tax rate for the year ended December 31, 2019, was unfavorably impacted by changes in earnings mix by taxing jurisdiction and U.S. state deferred income tax expense, partially offset by the reversal of a deferred tax liability on the unremitted earnings of our Canadian subsidiary, RBH ($49 million), a reduction in estimated U.S. federal income tax on dividend repatriation for the years 2015-2018 ($67 million), and other repatriation cost differences. We estimate that our 2020 effective tax rate will be approximately 23%, excluding discrete tax events. Changes in currency exchange rates, earnings mix by taxing jurisdiction, or dividend repatriation costs may have an impact on the effective tax rates, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions. For further details, see Item 8, Note 11. Income Taxes.

We are regularly examined by tax authorities around the world, and we are currently under examination in a number of jurisdictions. It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible change cannot be made at this time.

Net earnings attributable to PMI of $7.2 billion decreased by $726 million or 9.2%. This decrease was due primarily to lower operating income as discussed above, partially offset by a lower interest expense, net. Diluted and basic EPS of $4.61 decreased by 9.3%. Excluding an unfavorable currency impact of $0.13, diluted EPS decreased by 6.7%.

2018 compared with 2017

For a discussion comparing our consolidated operating results for the year ended December 31, 2018, with the year ended December 31, 2017, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Discussion and Analysis - Consolidated Operating Results in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the U.S. Securities and Exchange Commission on February 7, 2019.

Operating Results by Business Segment

Business Environment
Taxes, Legislation, Regulation and Other Matters Regarding the Manufacture, Marketing, Sale and Use of Tobacco Products
The tobacco industry and our company face a number of challenges that may adversely affect our business, volume, results of operations, cash flows and financial position. These challenges, which are discussed below and in “Cautionary Factors That May Affect Future Results,” include:

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

EU Tobacco Products Directive: In April 2014, the EU adopted a significantly revised EU Tobacco Products Directive (TPD), which entered into force in May 2016. All Member States have adopted laws transposing the TPD.  The TPD sets forth a comprehensive set of regulatory requirements for tobacco products, including:

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

Plain Packaging and Other Packaging Restrictions: Plain packaging legislation bans the use of branding, logos and colors on packaging other than the brand name and variant that may be printed only in specified locations and in a uniform font. To date, plain packaging laws have been adopted in certain markets in all of our operating segments, including the key markets of Australia, France, Saudi Arabia and Turkey, and are in various degrees of implementation. Some countries, such as Canada, New Zealand and Israel, adopted plain packaging regulations that apply to all tobacco products, including RRPs. Other countries are also considering plain packaging legislation.

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

Illicit Trade: Illicit tobacco trade creates a cheap and unregulated supply of tobacco products, undermines efforts to reduce smoking prevalence, especially among youth, damages legitimate businesses, stimulates organized crime, increases corruption and reduces government tax revenue. Excluding China and the U.S., illicit trade may account for as much as 10% of global cigarette consumption; this includes counterfeit, contraband and the growing problem of “illicit whites,” which are cigarettes legally produced in one jurisdiction for the sole purpose of being exported and illegally sold in another jurisdiction where they have no legitimate market. We estimate that illicit trade in the European Union accounted for approximately 10% of total cigarette consumption in 2019.

A number of jurisdictions are considering actions to prevent illicit trade. In November 2012, the FCTC adopted the Protocol to Eliminate Illicit Trade in Tobacco Products (the “Protocol”), which includes supply chain control measures, such as licensing of manufacturers and distributors, enforcement in free trade zones, controls on duty free and Internet sales and the implementation of tracking and tracing technologies. To date, 58 Parties, including the European Union, have ratified it. The Protocol came into force in September 2018. Parties must now start implementing its measures via national legislation. In October 2018, the first Meeting of the Parties to the Protocol decided to produce a comprehensive report on good practices for the implementation of tracking and tracing systems and to prepare a conceptual framework for global information sharing to combat illicit tobacco trade. We welcome this decision and expect that other Parties will ratify the Protocol.

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

In 2009, our Colombian subsidiaries entered into an Investment and Cooperation Agreement with the national and regional governments of Colombia to promote investment in, and cooperation on, anti-contraband and anti-counterfeit efforts. The agreement provides $200 million in funding over a 20-year period to address issues such as combating illegal cigarette trade and increasing the quality and quantity of locally-grown tobacco.

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

The results of the first six-month term of the 6+6 month exposure response study were received at the end of 2017, and the related report was completed and submitted to the FDA in the second quarter of 2018. The study showed that all eight of the co-primary clinical risk endpoints moved in the same direction in the group that switched to our Platform 1 product as observed for smoking cessation, with statistically significant changes in five of the eight endpoints compared with on-going smoking. The results of the second six-month term of the 6+6 month exposure response study were received for analysis in the second quarter of 2018; we are analyzing the results, and expect to finalize the report later this year. In addition, as set out in our submission to the FDA referenced above, we completed an 18-month combined chronic toxicity and carcinogenicity study in mice, which was on-going at the time of our FDA submission. We shared the results with the FDA in August 2018.

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

    Platform 4 covers e-vapor products, which are battery-powered devices that produce an aerosol by vaporizing a nicotine-containing liquid solution. Our e-vapor products comprise devices using current generation technology and our new e-vapor mesh technology that addresses certain challenges presented by some e-vapor products currently on the market. Our IQOS MESH products are designed to ensure the consistency and quality of the generated aerosol. We conducted a nicotine pharmacokinetic study in 2017. The results of this study were received in the second quarter of 2018 for analysis, and the related report was finalized in the fourth quarter of 2018. The results of this study indicate that IQOS MESH products are an effective means of nicotine delivery while being a satisfying alternative for e-cigarette users. In March 2019, a six-month pre-clinical study in mice evaluating the impact of e-cigarette vapor on the risks of pulmonary and cardiovascular disease compared to cigarette smoke was completed; this study did not pertain to a specific product. The study demonstrated that e-cigarette vapors induce significantly lower biological responses associated with cardiovascular and pulmonary diseases compared with cigarette smoke. We will also initiate a clinical study to measure selected biomarkers of exposure to HPHCs and assess changes in clinical risk markers.

After we receive the results of our scientific studies mentioned above, in accordance with standard scientific practices, we intend to share the conclusions in scientific forums and to submit them for inclusion in peer-reviewed publications.

The research and development expense for our RRP portfolio accounted for 98%, 92% and 74% of our total research and development expense for the years ended December 31, 2019, 2018 and 2017, respectively.  The research and development expense for the years ended December 31, 2019, 2018 and 2017, is set forth in Item 8, Note 14. Additional Information to the consolidated financial statements.

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

In 2014, we introduced our Platform 1 product in pilot city launches in Nagoya, Japan, and in Milan, Italy. Since then, we have continuously expanded our commercialization activities, and the product is currently available for sale in 52 markets in key cities or nationwide.

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

Our Platform 1 and IQOS MESH devices are subject to standard product warranties generally for a period of 12 months from the date of purchase or such other periods as required by law. We discuss product warranties in more detail in Item 8, Note 5. Product Warranty. The significance of warranty claims is dependent on a number of factors, including device version mix, product failure rates, logistics and service delivery costs, and warranty policies, and may increase with the number of devices sold.

Product quality may affect consumer acceptance of our RRPs.

Our commercialization efforts for the other RRP platforms are as follows:

•
We currently market our e-vapor products in Ireland and the U.K. In July 2018, we pilot-launched IQOS MESH, one of our Platform 4 products, in London, U.K. In light of the current confusion in the e-vapor category, we have postponed our planned launch of an improved version of this product until the third quarter of 2020, when we expect to reach the optimal capacity for commercialization at scale.

•
We completed a small-scale city test of TEEPS, our Platform 2 product, that we had initiated in December 2017 in Santo Domingo, the Dominican Republic. We are finalizing our improvements to this product and plan to conduct a consumer test by the end of 2020.

•	Depending on the outcome of the use and adaptation study described above as well as consumer research, we plan to conduct a consumer test of our Platform 3 product by the end of 2020.

RRP Regulation and Taxation: RRPs contain nicotine and are not risk-free. We therefore support science-based regulation and taxation of RRPs. Regulation and taxation should differentiate between cigarettes and products that present, are likely to present, or have the potential to present less risk of harm to adult smokers who switch to these products versus continued smoking and should recognize a continuum of risk for tobacco and other nicotine-containing products. Regulation should provide minimum standards for all RRP categories and specific rules for product assessment methodologies, ingredients, labeling and consumer communication, and should ensure that the public is informed about the health risks of all combustible and non-combustible tobacco and nicotine-containing products. Regulation, as well as industry practices, should reflect the fact that youth should not consume nicotine in any form.

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

We plan to file a PMTA application for the IQOS 3 device in the coming months.

In May 2017, the FDA formally accepted and filed our MRTPA for substantive scientific review and, in June 2017, the FDA opened the period for the public to provide comments on our application. The FDA closed the public comment period on February 11, 2019. In late 2019, we provided a response to the FDA's request for clarification regarding our mice study described above. Following our response, the FDA re-opened a public comment period ending February 24, 2020.

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

Separately, in July 2017, the FDA issued a policy announcement aiming to explore the potential of nicotine reduction in cigarettes in conjunction with the availability of less harmful products that deliver nicotine for adults who choose to use such products. In July 2018, as part of a public consultation procedure, we submitted our views on this topic to the FDA. It is not possible to predict the regulatory measures that may be recommended by the FDA as a result of this policy.

In the U.S., tobacco and nicotine-containing products that were not commercially marketed as of February 15, 2007 are subject to review and authorization by the FDA.  Following a rise in the use of e-vapor products among minors in the U.S. and an outbreak of lung injuries alleged to be associated with the use of certain e-vapor products in many states, on January 2, 2020, the FDA announced an enforcement policy against the sale of e-vapor products sold without FDA authorization, prioritizing enforcement against the sale of cartridge-based e-vapor products with flavors other than tobacco and menthol, and sale of any nicotine-containing products to minors and where the manufacturer fails to take adequate measures to prevent access by minors.

While we do not sell e-vapor products in the U.S. and therefore are not subject to these actions, we continue to support regulation and industry practices that reflect the fact that youth should not consume nicotine in any form.

Future FDA actions may influence the regulatory approach of other governments.

Until recently, there were no countries with specific product standards for heat-not-burn products. Effective July 2017 and March 2018, respectively, Russia and Ukraine adopted standards that set minimum quality and safety requirements for the consumables and defined methods for demonstrating the absence of combustion, and the product standards in Kazakhstan that came into force in March 2019 also cover devices. In the UAE, a product standard on minimum quality and safety of electronic nicotine-containing products, including heat-not-burn products, was approved in March 2019. Effective December 2019, Jordan adopted a national standard for heat-not-burn products (both devices and consumables), and defined a method for demonstrating the absence of combustion in these products. We expect and encourage other governments to consider similar product standards going forward.

In the EU, all EU Member States have transposed the EU Tobacco Products Directive, including the provisions on novel tobacco products, such as heated tobacco units, and e-cigarettes. Most of the EU Member States require a notification submitted six months before the intended placing on the market of a novel tobacco product, while some require pre-market authorizations for the introduction of such products. To date, we have filed a comprehensive dossier summarizing our scientific assessment of our Platform 1 product in over 20 Member States.

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

To date, several governmental agencies have published their scientific findings that analyze the harm-reduction potential of certain RRPs versus continuing smoking, including:

In December 2017, at the request of the U.K. Department of Health and Public Health England, the U.K. Committee on Toxicity published its assessment of the risk of heat-not-burn products relative to cigarette smoking. This assessment included analysis of scientific data for two heat-not-burn products, one of which was our Platform 1 product. The assessment concluded that, while still harmful to health, compared with the known risks from cigarettes, heat-not-burn products are probably less harmful. Subsequently, in February 2018, Public Health England published a report stating that the available evidence suggests that heat-not-burn products may be considerably less harmful than cigarettes and more harmful than e-cigarettes.

In May 2018, the German Federal Institute for Risk Assessment (“BfR”) published a study on the Platform 1 aerosol relative to cigarette smoke using the Health Canada Intense Smoking Regimen. BfR found reductions in selected HPHCs in a range of 80-99%. This publication indicates that significant reductions in the levels of selected toxicants are likely to reduce toxicant exposure, which BfR stated might be regarded as a discrete benefit compared to combustible cigarettes.

In May 2018, the Dutch National Institute for Public Health and Environment (“RIVM”) published a factsheet on novel tobacco products that heat rather than burn tobacco, focusing on our Platform 1 product. RIVM analyzed the aerosol generated by our Platform 1 product and concluded that the use of this product, while still harmful to health, is probably less harmful than continued smoking.

In June 2018, the Korean Food and Drug Administration (“KFDA”) issued a statement on products that heat rather than burn tobacco. The KFDA tested three heat-not-burn products, one of which was our Platform 1 product. The KFDA confirmed that the levels of the nine HPHCs tested in the aerosol of these products were on average approximately 90% lower compared to those measured in the cigarette smoke of the top five cigarette brands in South Korea. However, the KFDA stated that it could not establish that the tested heat-not-burn products are less harmful than cigarettes. In October 2018, our Korean affiliate filed a request with a local court seeking information underlying KFDA’s analysis, conclusions and public statements.

In August 2018, the Science & Technology Committee of the U.K. House of Commons published a report of its inquiry into e-cigarettes and heat-not-burn products. The report concluded that e-cigarettes are significantly less harmful to health than smoking tobacco. The report also observed that for those smokers who don’t accept e-cigarettes, heat-not-burn products may offer a public health benefit despite their relative risk. The report called for a risk-proportionate regulatory environment for both e-cigarettes and heat-not-burn products and noted that e-cigarettes should remain the least taxed, cigarettes the most taxed, with heat-not-burn products falling between the two. The U.K. Committee on Advertising Practice announced the removal of a prohibition of health claims in the advertising of e-cigarettes in the U.K. effective November 2018, with a review of the impact of this decision on market practices 12 months thereafter.

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

Our RRP Business Development Initiatives: In December 2013, we established a strategic framework with Altria Group, Inc. (“Altria”) setting out terms on how the parties would collaborate to develop and commercialize e-vapor products and commercialize two of our RRPs in the U.S. In late 2018, Altria announced that it will participate in the e-vapor category only through another e-vapor company in which Altria acquired a minority interest. Regarding heat-not-burn products, as discussed above, the FDA has authorized a version of our Platform 1 product for sale in the U.S., and we are seeking authorization for our MRTP submission. These efforts are not affected by Altria's e-vapor announcement. In September 2019, Altria's subsidiary, Philip Morris USA Inc., began commercialization of a version of our Platform 1 product in the U.S.

In January 2020, we announced an agreement with KT&G, a leading tobacco and nicotine company in South Korea, for the commercialization of KT&G’s smoke-free products outside of South Korea on an exclusive basis.  For more information, see Acquisitions and Other Business Arrangements below.

Other Developments: In September 2017, we announced our support of the Foundation for a Smoke-Free World. We agreed to contribute $80 million per year over the next 12 years, as specified in the agreement. We made an initial contribution of $4.5 million in 2017, the first annual contribution of $80 million in the first quarter of 2018 and the second annual contribution of $80 million in the first quarter of 2019. The Foundation is an independent body and is governed by its independent Board of Directors. The Foundation’s role, as set out in its corporate charter, includes funding research in the field of tobacco harm reduction, encouraging measures that reduce the harm caused by smoking, and assessing the effect of reduced cigarette consumption on the industry value chain.

Governmental Investigations

From time to time, we are subject to governmental investigations on a range of matters, including tax, customs, antitrust, advertising, and labor practices. We describe certain matters pending in Thailand, Russia and South Korea in Item 8, Note 18. Contingencies.

In November 2010, a WTO panel issued its decision in a dispute relating to facts that arose from August 2006 between the Philippines and Thailand concerning a series of Thai customs and tax measures affecting cigarettes imported by PM Thailand into Thailand (see Item 8, Note 18. Contingencies for additional information). The WTO panel decision, which was upheld by the WTO Appellate Body, concluded that Thailand had no basis to find that PM Thailand's declared customs values and taxes paid were too low, as alleged by the DSI in 2009. The decision also created obligations for Thailand to revise its laws, regulations, or practices affecting the customs valuation and tax treatment of future cigarette imports. Thailand agreed in September 2011 to fully comply with the decision by October 2012. The Philippines asserts that to date Thailand has not fully complied with the WTO panel decision. The Philippines has repeatedly expressed concerns with ongoing investigations by Thailand of PM Thailand, including those that led to the criminal charges described in Item 8, Note 18. Contingencies, and has commenced two formal proceedings at the WTO to challenge criminal charges against PM Thailand arguing that the criminal charges appear to be based on grounds not supported by WTO customs valuation rules and inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies. On November 12, 2018 and July 12, 2019, the WTO issued its decisions agreeing with the Philippines that the criminal charges against PM Thailand and its former and current employees in connection with import entries of cigarettes from the Philippines and Indonesia, respectively, described in Item 8, Note 18. Contingencies, are inconsistent with WTO customs valuation rules. In January 2019 and September 2019, Thailand appealed the WTO's decision related to the criminal charges in connection with import entries of cigarettes from the Philippines and Indonesia, respectively. It is not possible to predict any future developments in these proceedings while the WTO Appellate Body is not operational.

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

Asset Impairment and Exit Costs

We discuss asset impairment and exit costs in Item 8, Note 21. Asset Impairment and Exit Costs to our consolidated financial statements.

As part of our transformation to a smoke-free future, we also seek to optimize our organizational design. In January 2020, we commenced the first phase of a two-phase restructuring project in Switzerland. This phase may impact approximately 265 existing positions that will be eliminated or relocated, and we initiated consultation procedures for the impacted employees as required under the law. The second phase of this restructuring project is expected to commence in the second quarter of 2020.

Acquisitions and Other Business Arrangements

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

Global Collaboration Agreement with KT&G

In January 2020, PMI announced a global collaboration agreement with the leading tobacco and nicotine company in South Korea, KT&G, to commercialize KT&G’s smoke-free products outside of the country. The agreement will run for an initial period of three years. The two companies plan for global collaboration with the intention to actively expand to cover many markets, based on commercial success. The agreement allows PMI to distribute current KT&G smoke-free products, and their evolutions, on an exclusive basis, and does not restrict PMI from distributing its own or third-party products. KT&G’s smoke-free product brand portfolio includes heat-not-burn tobacco products (e.g., Lil Mini and Lil Plus), hybrid technologies that combine heat-not-burn tobacco and e-vapor technologies (e.g., Lil Hybrid), and e-vapor products (e.g., Lil Vapor). PMI will be responsible for the commercialization of smoke-free products supplied under the agreement.

Products sold under the agreement will be subject to careful assessment to ensure they meet the regulatory requirements in the markets where they are launched, as well as our standards of quality and scientific substantiation of their harm reduction potential. PMI and KT&G will seek any necessary regulatory approvals that may be required on a market-by-market basis. There are no current plans to commercialize KT&G products in the United States.

Investments in Unconsolidated Subsidiaries and Equity Securities

We discuss our investments in unconsolidated subsidiaries and equity securities in Item 8, Note 4. Related Parties - Investments in Unconsolidated Subsidiaries, Equity Securities and Other and Item 8, Note 16. Fair Value Measurements to our consolidated financial statements.

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

2019 compared with 2018

The following discussion compares operating results within each of our operating segments for 2019 with 2018.

Unless otherwise stated, references to total industry, total market, our shipment volume and our market share performance reflect cigarettes and heated tobacco units.

European Union:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2019	2018	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$9,817	$9,298	5.6%	11.6%	$519	$(563)	$288	$794	$—
Operating Income	$3,970	$4,105	(3.3)%	4.8%	$(135)	$(330)	$288	$587	$(680)

Net revenues, excluding unfavorable currency, increased by 11.6%, reflecting a favorable pricing variance, driven principally by France and Germany, partly offset by Poland; and favorable volume/mix, primarily driven by heated tobacco unit and IQOS device volume, notably in the Czech Republic, Germany, Greece, Italy and Poland, partly offset by lower cigarette volume, notably in France and Italy, and unfavorable cigarette volume/mix in Germany.

The net revenues of the European Union segment include $1,724 million in 2019 and $865 million in 2018 related to the sale of RRPs.

Operating income decreased by 3.3%. Excluding asset impairment and exit charges of $342 million in 2019 related to the plant closure in Germany and unfavorable currency of $330 million, operating income increased by 13.1% mainly reflecting: a favorable pricing variance; favorable volume/mix, primarily driven by heated tobacco unit volume, notably in the Czech Republic, Germany, Greece, Italy and Poland, partly offset by lower cigarette volume, notably in France and Italy, and unfavorable cigarette volume/mix in Germany; partially offset by higher manufacturing costs and higher marketing, administration and research costs, notably related to increased investment behind reduced-risk products.

European Union - Total Market, PMI Shipment and Market Share Commentaries

Total market, PMI shipment volume and market share performance are shown in the table below:

European Union Key Data	Full-Year
			Change
	2019	2018	% / pp
Total Market (billion units)	482.5	484.5	(0.4)%

PMI Shipment Volume (million units)
Cigarettes	174,319	179,622	(3.0)%
Heated Tobacco Units	12,569	5,977	+100.0%
Total European Union	186,888	185,599	0.7%

PMI Market Share
Marlboro	18.0%	18.5%	(0.5)
L&M	6.7%	6.9%	(0.2)
Chesterfield	5.8%	5.9%	(0.1)
Philip Morris	2.7%	2.9%	(0.2)
HEETS	2.5%	1.2%	1.3
Others	3.1%	3.1%	—
Total European Union	38.8%	38.5%	0.3

The estimated total market in the EU decreased by 0.4% to 482.5 billion units, notably due to:

•	France, down by 7.4%, primarily reflecting the impact of significant excise tax-driven price increases and a higher prevalence of illicit trade;

•	Germany, down by 2.5%, primarily reflecting the impact of price increases in 2018 and March 2019; and

•	Italy, down by 1.5%, primarily reflecting the impact of price increases in 2018 and the first quarter of 2019;
partly offset by

•	Poland, up by 6.8%, primarily reflecting a lower prevalence of illicit trade; and

•	Spain, up by 0.8%, partly reflecting a lower prevalence of illicit trade.

Our total shipment volume increased by 0.7% to 186.9 billion units, reflecting:

•	higher heated tobacco unit shipment volume across the Region (notably Italy), driven by higher market share;
partly offset by

•
lower cigarette shipment volume, mainly in France, due to the lower total market and lower cigarette market share, as well as Germany and Italy, partly reflecting out-switching to heated tobacco units.

Our Regional market share increased by 0.3 points to 38.8%, with gains in the Czech Republic, Germany, Greece and Portugal, partly offset by declines in France, Poland and Spain.

Eastern Europe:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2019	2018	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$3,282	$2,921	12.4%	16.1%	$361	$(108)	$85	$384	$—
Operating Income	$547	$902	(39.4)%	(41.9)%	$(355)	$23	$85	$109	$(572)

Net revenues, excluding unfavorable currency, increased by 16.1%, reflecting a favorable pricing variance, mainly driven by Russia and Ukraine, and favorable volume/mix, predominantly driven by heated tobacco unit and IQOS device volume in Russia and Ukraine, and heated tobacco unit volume in Kazakhstan, partly offset by unfavorable cigarette volume/mix in Russia and lower cigarette volume in Ukraine.

The net revenues of the Eastern Europe segment include $844 million in 2019 and $324 million in 2018 related to the sale of RRPs.

Operating income decreased by 39.4%. Excluding the unfavorable impact of $374 million related to the Russia excise and VAT audit charge, and favorable currency of $23 million, operating income decreased by 0.4%, due to: higher marketing, administration and research costs, notably reflecting increased investments behind reduced-risk products (primarily in Russia in support of geographic expansion); and higher manufacturing costs; partly offset by a favorable pricing variance; and favorable volume/mix, predominantly driven by heated tobacco unit volume in Kazakhstan, Russia and Ukraine, partly offset by unfavorable cigarette volume/mix in Russia.

Eastern Europe - Total Market, PMI Shipment Volume and Market Share Commentaries

The estimated total market in Eastern Europe decreased by 5.4% to 397.4 billion units, notably due to:

•	Russia, down by 5.2%, primarily reflecting the impact of price increases, as well as an increase in the prevalence of illicit trade; and

•	Ukraine, down by 12.0%, primarily reflecting the impact of excise tax-driven price increases, as well as an increase in the prevalence of illicit trade;
partly offset by

•	Kazakhstan, up by 5.7%, partly reflecting a lower prevalence of illicit trade.

Our Regional market share increased by 1.6 points to 28.7%.

PMI Shipment Volume (million units)	Full-Year
	2019	2018	Change
Cigarettes	100,644	108,718	(7.4)%
Heated Tobacco Units	13,453	4,979	+100.0%
Total Eastern Europe	114,097	113,697	0.4%

PMI's total shipment volume increased by 0.4% to 114.1 billion units, notably reflecting:

•	Kazakhstan, up by 11.6%, reflecting the higher total market and a higher market share of heated tobacco units;
partly offset by

•	Ukraine, down by 3.0%, reflecting the lower total market, partly offset by a higher market share of heated tobacco units.

Middle East & Africa:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2019	2018	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$4,042	$4,114	(1.8)%	2.2%	$(72)	$(162)	$207	$(113)	$(4)
Operating Income	$1,684	$1,627	3.5%	6.8%	$57	$(53)	$207	$(128)	$31

Net revenues, excluding unfavorable currency, increased by 2.2%, mainly reflecting: a favorable pricing variance, primarily driven by Egypt, the GCC, PMI Duty Free and Turkey, partly offset by Morocco; partially offset by unfavorable volume/mix, mainly due to heated tobacco unit and cigarette volume in PMI Duty Free, as well as cigarette volume in Kuwait, partly offset by favorable cigarette volume in Egypt and favorable cigarette volume/mix in Algeria and Saudi Arabia.

The net revenues of the Middle East & Africa segment include $321 million in 2019 and $382 million in 2018 related to the sale of RRPs.

Operating income, excluding unfavorable currency, increased by 6.8%, mainly reflecting a favorable pricing variance; lower manufacturing costs; and lower marketing, administration and research costs, notably in the GCC; partly offset by unfavorable volume/mix, mainly due to the same factors as for net revenues noted above.

Middle East & Africa - Total Market, PMI Shipment Volume and Market Share Commentaries

The estimated total market in the Middle East & Africa was essentially flat at 592.4 billion units, notably reflecting:

•	Algeria, up by 7.0%, partly reflecting the timing of estimated trade inventory movements in 2019 compared to 2018; and

•	Egypt, up by 1.6%, mainly due to the timing of estimated trade inventory movements in 2019 related to anticipated price increases;
offset by

•	Duty Free, down by 1.6%, mainly reflecting lower purchases by travelers to China; and

•	Morocco, down by 16.0%, primarily reflecting the impact of significant excise tax-driven price increases in 2019.

Our Regional market share decreased by 0.2 points to 23.5%.

PMI Shipment Volume (million units)	Full-Year
	2019	2018	Change
Cigarettes	134,568	136,605	(1.5)%
Heated Tobacco Units	2,654	3,403	(22.0)%
Total Middle East & Africa	137,222	140,008	(2.0)%

Our total shipment volume decreased by 2.0% to 137.2 billion units, notably in:

•
PMI Duty Free, down by 7.0%. Excluding the net unfavorable impact of estimated distributor inventory movements of 0.4 billion units, PMI's in-market sales decline was 4.6%, mainly reflecting lower market share and the lower total market; and

•	Turkey, down by 5.6%, mainly reflecting lower market share, primarily driven by the timing of retail price increases in April 2019 compared to competition;
partly offset by

•	Egypt, up by 12.2%, primarily reflecting higher market share, driven by L&M, as well as the higher total market; and

•
Saudi Arabia, up by 24.9%. Excluding the net favorable impact of estimated distributor inventory movements of 1.5 billion units, mainly attributable to the timing of shipments compared to 2018, PMI's in-market sales grew by 4.1%, primarily reflecting higher market share.

South & Southeast Asia:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2019	2018	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$5,094	$4,656	9.4%	9.6%	$438	$(10)	$583	$(135)	$—
Operating Income	$2,163	$1,747	23.8%	22.8%	$416	$17	$583	$(99)	$(85)

Net revenues, excluding unfavorable currency, increased by 9.6%, reflecting: a favorable pricing variance, principally driven by Indonesia and the Philippines, partly offset by unfavorable volume/mix, largely due to Indonesia, partly offset by favorable volume in India and Thailand, as well as favorable mix in the Philippines.

Operating income increased by 23.8%. Excluding asset impairment and exit costs of $20 million related to a plant closure in Pakistan in the first quarter of 2019 as part of our global manufacturing infrastructure optimization, and favorable currency of $17 million, operating income increased by 24.0%, mainly reflecting: a favorable pricing variance and lower manufacturing costs, partly offset by unfavorable volume/mix, reflecting the same factors as for net revenues noted above, and higher marketing, administration and research costs, partly due to the Philippines.

South & Southeast Asia - Total Market, PMI Shipment Volume and Market Share Commentaries

The estimated total market in South & Southeast Asia decreased by 1.2% to 738.1 billion units, notably due to:

•	Pakistan, down by 14.0%, mainly reflecting the impact of excise tax-driven price increases;

•
the Philippines, down by 3.7%, primarily reflecting the impact of price increases in the below premium segment in the fourth quarter of 2018, as well as price increases in the third quarter of 2019; and

•	Vietnam, down by 5.2%, mainly reflecting the impact of excise tax-driven price increases;
partly offset by

•	Indonesia, up by 1.1%, reflecting the absence of an excise tax increase in 2019; and

•	Thailand, up by 5.8%, primarily reflecting on-going recovery from the September 2017 excise tax reform.

Our Regional market share decreased by 0.1 point to 23.7%.

PMI Shipment Volume (million units)	Full-Year
	2019	2018	Change
Cigarettes	174,934	178,469	(2.0)%
Heated Tobacco Units	—	—	—%
Total South & Southeast Asia	174,934	178,469	(2.0)%

Our total shipment volume decreased by 2.0% to 174.9 billion units, notably due to:

•
Indonesia, down by 2.9%, mainly reflecting lower market share, primarily due to the widened retail price gap of Sampoerna A to competitive brands following its price increase in October 2018, partly offset by the higher total market;

•	Pakistan, down by 8.6%, mainly reflecting the lower total market, partly offset by higher market share driven by favorable retail price gaps with competitors' brands; and

•	the Philippines, down by 2.9%, mainly reflecting the lower total market, partly offset by higher market share, notably of Marlboro;
partly offset by

•
Thailand, up by 18.0%, mainly reflecting higher market share, driven by the continued strong performance of L&M 7.1 and the favorable impact of distribution expansion in 2018, as well as the higher total market.

East Asia & Australia:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2019	2018	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$5,364	$5,580	(3.9)%	(3.4)%	$(216)	$(26)	$230	$(420)	$—
Operating Income	$1,932	$1,851	4.4%	2.4%	$81	$37	$230	$(292)	$106

Net revenues, excluding unfavorable currency, decreased by 3.4%, reflecting: unfavorable volume/mix, mainly due to lower cigarette volume in Australia, Japan and Korea, lower IQOS device volume in Japan, and lower heated tobacco unit volume and IQOS device volume in Korea, partly offset by higher heated tobacco unit volume in Japan. The unfavorable volume/mix was partly offset by a favorable pricing variance, predominantly driven by Australia and Japan.

The net revenues of the East Asia & Australia segment include $2,671 million in 2019 and $2,506 million in 2018 related to the sale of RRPs.

Operating income, excluding favorable currency, increased by 2.4%, mainly reflecting: a favorable pricing variance and lower manufacturing costs, primarily related to Japan and Korea, partly offset by unfavorable volume/mix, mainly reflecting the same drivers as for net revenues noted above, as well as higher marketing, administration and research costs.

East Asia & Australia - Total Market, PMI Shipment Volume and Market Share Commentaries

The estimated total market in East Asia & Australia, excluding China, decreased by 4.0% to 299.2 billion units, notably due to:

•	Australia, down by 5.9%, or by 8.9% excluding the impact of estimated trade inventory movements, mainly reflecting the impact of excise tax-driven retail price increases;

•	Japan, down by 5.6%, mainly reflecting the impact of the October 1, 2018 excise tax-driven retail price increases, as well as out-switching to the cigarillo category;

•	Korea, down by 1.4%, reflecting the secular decline of the cigarette category, partly offset by the growth of the heat-not-burn category; and

•	Taiwan, down by 1.9%, continuing to reflect the impact of significant excise tax-driven retail price increases in June 2017, as well as an increase in the prevalence of illicit trade.

Our Regional market share, excluding China, decreased by 0.5 points to 26.9%.

PMI Shipment Volume (million units)	Full-Year
	2019	2018	Change
Cigarettes	49,951	56,163	(11.1)%
Heated Tobacco Units	30,677	26,866	14.2%
Total East Asia & Australia	80,628	83,029	(2.9)%

PMI's total shipment volume decreased by 2.9% to 80.6 billion units, notably in:

•	Korea, down by 11.1%, principally due to lower cigarette and heated tobacco unit market share, as well as the lower total market;
partly offset by

•
Japan, up by 0.3%, reflecting the net favorable impact of estimated distributor inventory movements of approximately 2.6 billion units (comprised of approximately 3.4 billion heated tobacco units, partially offset by approximately 0.8 billion cigarettes), mainly due to a favorable comparison with 2018 in which IQOS consumable inventories in Japan were reduced. Excluding the impact of these inventory movements, PMI's in-market sales declined by 4.2%, primarily reflecting the lower total market, partly offset by higher heated tobacco unit market share.

Latin America & Canada:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2019	2018	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other(1)
(in millions)
Net Revenues	$2,206	$3,056	(27.8)%	(25.6)%	$(850)	$(68)	$90	$(113)	$(759)
Operating Income	$235	$1,145	(79.5)%	(80.7)%	$(910)	$14	$90	$(89)	$(925)
(1) Unfavorable Cost/Other variance includes the impact of the RBH deconsolidation.
Note: Net Revenues include revenues from shipments of Platform 1 devices, heated tobacco units and accessories to Altria Group, Inc., commencing in the third quarter of 2019, for sale under license in the United States.

Net revenues, excluding unfavorable currency, decreased by 25.6%, predominantly due to: the unfavorable impact shown in "Cost/Other," resulting from the deconsolidation of RBH; and unfavorable volume/mix, mainly due to lower cigarette volume in Argentina and Canada, partly offset by a favorable pricing variance, notably in Brazil, Canada, Colombia and Mexico, partially offset by Argentina, mainly due to the adoption of highly inflationary accounting.

The net revenues of the Latin America & Canada segment include $27 million in 2019 and $19 million in 2018 related to the sale of RRPs.

Operating income decreased by 79.5%. Excluding the loss on deconsolidation of RBH ($239 million), the Canadian tobacco litigation-related expense ($194 million), asset impairment and exit costs ($60 million) related to plant closures in Argentina and Colombia as part of our global manufacturing infrastructure optimization, and favorable currency ($14 million), operating income decreased by 37.6%. This decline was predominantly due to the unfavorable impact, shown in "Cost/Other," resulting from the deconsolidation of RBH; an unfavorable volume/mix, mainly due to lower cigarette volume in Argentina and Canada, partially offset by a favorable pricing variance, lower manufacturing costs and lower marketing, administration and research costs.

Latin America & Canada - Total Market, PMI Shipment Volume and Market Share Commentaries

The estimated total market in Latin America & Canada decreased by 4.3% to 194.1 billion units, notably due to:

•	Argentina, down by 4.6%, primarily due to the impact of cumulative price increases and the impact of the economic downturn as of the second half of 2018;

•	Canada, down by 7.7%, primarily due to the impact of cumulative price increases, as well as the growing prevalence of e-vapor products; and

•	Venezuela, down by 61.6%, mainly reflecting the deterioration of the socioeconomic environment and the impact of inflation-driven price increases.

Our Regional market share decreased by 0.4 points to 36.9%.

PMI Shipment Volume (million units)	Full-Year
	2019	2018	Change
Cigarettes	72,293	80,738	(10.5)%
Heated Tobacco Units	299	147	+100.0%
Total Latin America & Canada	72,592	80,885	(10.3)%

Our total shipment volume decreased by 10.3% to 72.6 billion units, or by 5.2% excluding the impact of the RBH deconsolidation, notably due to:

•	Argentina, down by 9.4%, primarily reflecting the lower total market, as well as lower market share; and

•	Venezuela, down by 74.8%, primarily reflecting the lower total market.

2018 compared with 2017

For a discussion comparing our consolidated operating results within each of our operating segments for the year ended December 31, 2018, with the year ended December 31, 2017, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Operating Results by Business Segment in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the U.S. Securities and Exchange Commission on February 7, 2019.

Financial Review

	For the Years Ended December 31,
(in millions)	2019	2018	2017
Net cash provided by operating activities	$10,090	$9,478	$8,912
Net cash used in investing activities	(1,811)	(998)	(3,083)
Net cash used in financing activities	(8,061)	(9,651)	(2,769)

2019 compared with 2018

•	Net Cash Provided by Operating Activities

Net cash provided by operating activities of $10.1 billion for the year ended December 31, 2019, increased by $0.6 billion from the comparable 2018 period. Excluding unfavorable currency movements of $1.0 billion, net cash provided by operating activities increased by $1.6 billion, due to lower working capital requirements of $1.3 billion and other movements of $0.3 billion. The unfavorable currency movements represented the impacts on net earnings coupled with the currency impacts on subsidiary working capital movements and the related inter-company positions from the fluctuations of the U.S. dollar in 2018 and 2019, especially against the Euro, Mexican peso, Russian ruble and Turkish lira.

The lower working capital requirements were primarily due to higher cash provided by accrued liabilities and other current assets related to the timing of excise tax-paid inventory movements and excise tax payments, and higher cash provided by accounts payable reflecting a combination of extended payment terms from vendors in 2019 and higher 2018 payments for IQOS device purchases in the fourth quarter of 2017, partially offset by more cash used for accounts receivable primarily due to the timing of cash collections.

The other movements of $0.3 billion, excluding currency, was driven by the net impact of the net earnings decline of $0.4 billion adjusted for the add-back of the non-cash items of $0.7 billion, comprised of $0.3 billion related to the 2019 Canadian tobacco litigation-related expense and the 2019 loss on deconsolidation of RBH and $0.4 billion related to the 2019 asset impairment and exit costs.  While the asset impairment and exit costs were largely non-cash charges in 2019, approximately $0.2 billion of employee separation costs will be paid by the end of 2021 - see Item 8, Note 21. Asset Impairment and Exit Costs for additional information.

•	Net Cash Used in Investing Activities

Net cash used in investing activities of $1.8 billion for the year ended December 31, 2019, increased by $0.8 billion from the comparable 2018 period. This increase in net cash used in investing activities was due principally to the reduction of cash resulting from the deconsolidation of RBH, partly offset by lower capital expenditures. For further details on deconsolidation of RBH, see Item 8. Note 22. Deconsolidation of RBH.

Our capital expenditures were $0.9 billion in 2019 and $1.4 billion in 2018. The 2019 expenditures were primarily related to our ongoing investments in RRPs. We expect total capital expenditures in 2020 of approximately $1.0 billion (including capital expenditures related to our ongoing investment in RRPs), to be funded by operating cash flows.

•	Net Cash Used in Financing Activities

Net cash used in financing activities of $8.1 billion for the year ended December 31, 2019, decreased by $1.6 billion from the comparable 2018 period. The decrease in net cash used in financing activities was due primarily to 2019 proceeds from long-term debt issuances ($3.8 billion proceeds from our U.S. dollar and Euro debt issuances in 2019) and the purchase of the remaining 49% interest in our Costa Rican affiliates in 2018, partially offset by higher long-term debt repayments and higher repayments of short-term borrowing. For further details on the purchase of the remaining 49% interest in our Costa Rican affiliates, see Item 8, Note 6. Acquisitions.

Dividends paid in 2019 and 2018 were $7.2 billion and $6.9 billion, respectively.

2018 compared with 2017

For a discussion comparing our net cash activities (operating, investing and financing) for the year ended December 31, 2018, with the year ended December 31, 2017, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Review in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the U.S. Securities and Exchange Commission on February 7, 2019.

• Debt and Liquidity

We define cash and cash equivalents as short-term, highly liquid investments, readily convertible to known amounts of cash that mature within a maximum of three months and have an insignificant risk of change in value due to interest rate or credit risk changes. As a policy, we do not hold any investments in structured or equity-linked products. Our cash and cash equivalents are predominantly held in demand deposits with institutions that have investment-grade long-term credit rating. As part of our cash management strategy and in order to manage counterparty exposure, we also enter into reverse repurchase agreements. Such agreements are collateralized with government or corporate securities held by a custodial bank and, at maturity, cash is paid back to PMI, and the collateral is returned to the bank. For 2018, we had an average balance of $0.3 billion, and we had a zero balance at December 31, 2018. For 2019, the activity for such reverse repurchase agreements was not material.

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

Credit Ratings – The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. At February 6, 2020, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Stable
Fitch	F1	A	Stable

Credit Facilities – On January 31, 2020, we entered into an agreement to amend and extend the term of our $2.0 billion 364-day revolving credit facility from February 4, 2020, to February 2, 2021.

At February 6, 2020, our committed credit facilities were as follows:

(in billions)
Type	Committed Credit Facilities
364-day revolving credit, expiring February 2, 2021	$2.0
Multi-year revolving credit, expiring February 28, 2021	2.5
Multi-year revolving credit, expiring October 1, 2022	3.5
Total facilities	$8.0

At February 6, 2020, there were no borrowings under the committed credit facilities, and the entire committed amounts were available for borrowing.

All banks participating in our committed credit facilities have an investment-grade long-term credit rating from the credit rating agencies. We continuously monitor the credit quality of our banking group, and at this time we are not aware of any potential non-performing credit provider.

All but the $2.0 billion 364-day revolving credit facility in the table above require us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“consolidated EBITDA”) to consolidated interest expense of not less than 3.5 to 1.0 on a rolling four-quarter basis. At December 31, 2019, our ratio calculated in accordance with the agreements was 11.2 to 1.0. These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require us to post collateral. We expect to continue to meet our covenants. The terms “consolidated EBITDA” and “consolidated interest expense,” both of which include certain adjustments, are defined in the facility agreements previously filed with the U.S. Securities and Exchange Commission.

We plan to replace our existing $2.5 billion multi-year revolving credit facility, expiring February 28, 2021 with a new $2.0 billion revolving credit facility expiring February 10, 2025. The new credit facility, which is expected to close on February 10, 2020, will not include the consolidated EBITDA to consolidated interest expense ratio covenant discussed above.
In addition to the committed credit facilities discussed above, certain of our subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $2.7 billion at December 31, 2019, and $3.3 billion at December 31, 2018, are for the sole use of our subsidiaries. Borrowings under these arrangements amounted to $338 million at December 31, 2019, and $730 million at December 31, 2018.

Commercial Paper Program – We continue to have access to liquidity in the commercial paper market through programs in place in the U.S. and in Europe having an aggregate issuance capacity of $8.0 billion. At December 31, 2019, and December 31, 2018, we had no commercial paper outstanding. The average commercial paper balance outstanding during 2019 and 2018 was $2.3 billion and $3.4 billion, respectively.

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

Our operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of December 31, 2019, 2018 and 2017, were $0.9 billion, $1.0 billion and $1.1 billion, respectively. The net proceeds received are included in cash provided by operating activities in the consolidated statements of cash flows.

For further details, see Item 8, Note 20. Sale of Accounts Receivable to our consolidated financial statements.

Debt – Our total debt was $31.0 billion at December 31, 2019, and $31.8 billion at December 31, 2018. Our total debt is primarily fixed rate in nature. For further details, see Item 8, Note 7. Indebtedness. The weighted-average all-in financing cost of our total debt was 2.5% in 2019 and 2018. See Item 8, Note 16. Fair Value Measurements to our consolidated financial statements for a discussion of our disclosures related to the fair value of debt. The amount of debt that we can issue is subject to approval by our Board of Directors.

On February 14, 2017, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period. During February 2020, we plan to file a new shelf registration statement with the Securities and Exchange Commission.

Our debt issuances in 2019 were as follows:

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

The weighted-average time to maturity of our long-term debt was 10.2 years at the end of 2019 and 9.6 years at the end of 2018.

•	Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have no off-balance sheet arrangements, including special purpose entities, other than guarantees and contractual obligations discussed below.

Guarantees – At December 31, 2019, we were contingently liable for $0.5 billion of guarantees of our own performance, of which $0.3 billion related to our obligations under indemnity agreements to enable appeals of customs assessments against our distributors, and $0.2 billion were primarily related to excise taxes on the shipment of our products. There is no liability in the consolidated financial statements associated with these guarantees. At December 31, 2019, our third-party guarantees were insignificant.

Aggregate Contractual Obligations – The following table summarizes our contractual obligations at December 31, 2019:

		Payments Due
(in millions)	Total	2020	2021-2022	2023-2024	2025 and Thereafter
Long-term debt (1)	$30,962	$4,051	$5,779	$4,890	$16,242
Interest on borrowings (2)	10,124	877	1,534	1,273	6,440
Operating leases (3)	949	222	286	158	283
Purchase obligations (4):
Inventory and production costs	3,493	2,199	885	409	—
Other	2,180	977	578	213	412
	5,673	3,176	1,463	622	412
Other long-term liabilities (5)	1,992	278	408	661	645
	$49,700	$8,604	$9,470	$7,604	$24,022

(1) Amounts represent the expected cash payments at the face value of our long-term debt and finance lease obligations. For further details, see Item 8, Note 7. Indebtedness to our consolidated financial statements.
(2) Amounts represent the expected cash payments of our interest expense on our long-term debt, including the current portion of long-term debt. Interest on our fixed-rate debt is presented using the stated interest rate. Interest on our variable debt is estimated using the rate in effect at December 31, 2019. Amounts exclude the amortization of debt discounts, the amortization of loan fees and fees for lines of credit that would be included in interest expense in the consolidated statements of earnings.
(3) Amounts represent the maturity of PMI"s operating lease liabilities, on an undiscounted basis.
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
(5) Other long-term liabilities consist primarily of transition tax (as discussed in Item 8, Note 11. Income Taxes to our consolidated financial statements), postretirement health care costs, accruals established for employment costs and accruals established for Exit activities (for further details, see Note 21. Asset impairment and Exit Costs). The following long-term liabilities included on the consolidated balance sheet are excluded from the table above: accrued pension and postemployment costs, tax contingencies, insurance accruals and other accruals. We are unable to estimate the timing of payments (or contributions in the case of accrued pension costs) for these items. Currently, we anticipate making pension contributions of approximately $77 million in 2020, based on current tax and benefit laws (as discussed in Item 8, Note 13. Benefit Plans to our consolidated financial statements).

• Equity and Dividends

We discuss our stock awards as of December 31, 2019, in Item 8, Note 9. Stock Plans to our consolidated financial statements.

During 2019, 2018 and 2017, we did not repurchase any shares under a share repurchase program, and we do not presently intend to repurchase shares of our common stock in 2020.

Dividends paid in 2019 were $7.2 billion. During the third quarter of 2019, our Board of Directors approved a 2.6% increase in the quarterly dividend to $1.17 per common share. As a result, the present annualized dividend rate is $4.68 per common share.

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

• Value at Risk - We use a value at risk computation to estimate the potential one-day loss in the fair value of our interest-rate-sensitive and foreign currency price-sensitive derivative financial instruments. This computation includes our debt and foreign currency forwards, swaps and options. Anticipated transactions, foreign currency trade payables and receivables, and net investments in foreign subsidiaries, which the foregoing instruments are intended to hedge, were excluded from the computation.

The computation estimates were made assuming normal market conditions, using a 95% confidence interval and a one-day holding period using a "parametric delta-gamma" approximation technique to determine the observed interrelationships between movements in interest rates and various currencies and in calculating the risk of the underlying positions in the portfolio. These interrelationships were determined by observing interest rate and forward currency rate movements primarily over the preceding quarter for determining value at risk at December 31, 2019 and 2018, and primarily over each of the four preceding quarters for the calculation of average value at risk amounts during each year.

	Fair Value Impact
(in millions)	At December 31, 2019	Average	High	Low
Instruments sensitive to:
Foreign currency rates	$18	$20	$24	$18

Interest rates	$301	$247	$346	$169

	Fair Value Impact
(in millions)	At December 31, 2018	Average	High	Low
Instruments sensitive to:
Foreign currency rates	$19	$20	$23	$19

Interest rates	$142	$132	$152	$96

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this Item is included in Item 7, Market Risk.

Item 8.	Financial Statements and Supplementary Data.

Consolidated Statements of Earnings
(in millions of dollars, except per share data)

for the years ended December 31,	2019	2018	2017
Revenues including excise taxes	$77,921	$79,823	$78,098
Excise taxes on products	48,116	50,198	49,350
Net revenues	29,805	29,625	28,748
Cost of sales	10,513	10,758	10,432
Gross profit	19,292	18,867	18,316
Marketing, administration and research costs (Notes 18, 21 & 22)	8,695	7,408	6,647
Amortization of intangibles	66	82	88
Operating income	10,531	11,377	11,581
Interest expense, net (Note 14)	570	665	914
Pension and other employee benefit costs (Note 13)	89	41	78
Earnings before income taxes	9,872	10,671	10,589
Provision for income taxes (Note 11)	2,293	2,445	4,307
Equity investments and securities (income)/loss, net	(149)	(60)	(59)
Net earnings	7,728	8,286	6,341
Net earnings attributable to noncontrolling interests	543	375	306
Net earnings attributable to PMI	$7,185	$7,911	$6,035
Per share data (Note 10):
Basic earnings per share	$4.61	$5.08	$3.88
Diluted earnings per share	$4.61	$5.08	$3.88

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Earnings
(in millions of dollars)

for the years ended December 31,	2019	2018	2017
Net earnings	$7,728	$8,286	$6,341
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of ($161) in 2019, ($47) in 2018 and $620 in 2017	505	(812)	330
(Gains)/losses transferred to earnings, net of income taxes of $0 in 2019, 2018 and 2017	—	—	(2)
(Gains)/losses transferred to earnings - deconsolidation of RBH, net of income taxes of $0 in 2019, 2018 and 2017 (Note 22)	502	—	—
Change in net loss and prior service cost:
Net gains (losses) and prior service costs, net of income taxes of $247 in 2019, $65 in 2018 and ($17) in 2017	(454)	(1,046)	523
Amortization of net losses, prior service costs and net transition costs, net of income taxes of ($69) in 2019, ($43) in 2018 and ($31) in 2017	243	218	228
(Gains)/losses transferred to earnings - deconsolidation of RBH, net of income taxes of ($15) in 2019, $0 in 2018 and $0 in 2017 (Note 22)	27	—	—
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $2 in 2019, ($4) in 2018 and $8 in 2017	(18)	24	(44)
(Gains) losses transferred to earnings, net of income taxes of $3 in 2019, $5 in 2018 and $2 in 2017	(14)	(31)	(11)
Total other comprehensive earnings (losses)	791	(1,647)	1,024
Total comprehensive earnings	8,519	6,639	7,365
Less comprehensive earnings attributable to:
Noncontrolling interests	586	304	306
Comprehensive earnings attributable to PMI	$7,933	$6,335	$7,059

See notes to consolidated financial statements.

Consolidated Balance Sheets
(in millions of dollars, except share data)

at December 31,	2019	2018
Assets
Cash and cash equivalents	$6,861	$6,593
Trade receivables (less allowances of $20 in 2019 and $25 in 2018)	3,080	2,950
Other receivables	637	614
Inventories:
Leaf tobacco	2,052	2,318
Other raw materials	1,596	1,405
Finished product	5,587	5,081
	9,235	8,804
Other current assets	701	481
Total current assets	20,514	19,442
Property, plant and equipment, at cost:
Land and land improvements	566	600
Buildings and building equipment	4,132	3,975
Machinery and equipment	9,354	9,096
Construction in progress	394	886
	14,446	14,557
Less: accumulated depreciation	7,815	7,356
	6,631	7,201
Goodwill (Note 3)	5,858	7,189
Other intangible assets, net (Note 3)	2,113	2,278
Investments in unconsolidated subsidiaries and equity securities (Notes 4 & 16)	4,635	1,269
Deferred income taxes	1,153	977
Other assets	1,971	1,445
Total Assets	$42,875	$39,801

See notes to consolidated financial statements.

at December 31,	2019	2018
Liabilities
Short-term borrowings (Note 7)	$338	$730
Current portion of long-term debt (Note 7)	4,051	4,054
Accounts payable	2,299	2,068
Accrued liabilities:
Marketing and selling	666	732
Taxes, except income taxes	5,837	5,088
Employment costs	1,042	794
Dividends payable	1,831	1,783
Other	1,973	1,366
Income taxes (Note 11)	796	576
Total current liabilities	18,833	17,191
Long-term debt (Note 7)	26,656	26,975
Deferred income taxes	908	898
Employment costs	3,634	3,083
Income taxes and other liabilities (Note 11)	2,443	2,393
Total liabilities	52,474	50,540
Contingencies (Note 18)
Stockholders’ (Deficit) Equity
Common stock, no par value (2,109,316,331 shares issued in 2019 and 2018)	—	—
Additional paid-in capital	2,019	1,939
Earnings reinvested in the business	30,987	31,014
Accumulated other comprehensive losses	(9,363)	(10,111)
	23,643	22,842
Less: cost of repurchased stock (553,421,668 and 554,736,610 shares in 2019 and 2018, respectively)	35,220	35,301
Total PMI stockholders’ deficit	(11,577)	(12,459)
Noncontrolling interests	1,978	1,720
Total stockholders’ deficit	(9,599)	(10,739)
Total Liabilities and Stockholders’ (Deficit) Equity	$42,875	$39,801

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(in millions of dollars)

for the years ended December 31,	2019		2018	2017
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net earnings	$7,728		$8,286	$6,341
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	964		989	875
Deferred income tax (benefit) provision	(141)		(100)	(501)
Asset impairment and exit costs, net of cash paid (Note 21)	371		(3)	(10)
Cash effects of changes in:
Receivables, net	(331)		53	(92)
Inventories	(548)		(613)	730
Accounts payable	451		(51)	425
Accrued liabilities and other current assets	1,108		910	(554)
Income taxes	75		(135)	1,370
Pension plan contributions	(200)		(110)	(66)
Other	613	(1)	252	394
Net cash provided by operating activities	10,090		9,478	8,912
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Capital expenditures	(852)		(1,436)	(1,548)
Investments in unconsolidated subsidiaries and equity securities	(31)		(63)	(111)
Deconsolidation of RBH (Note 22)	(1,346)	(2)	—	—
Net investment hedges	386		416	(1,527)
Other	32		85	103
Net cash used in investing activities	(1,811)		(998)	(3,083)

See notes to consolidated financial statements.

for the years ended December 31,	2019	2018	2017
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Short-term borrowing activity by original maturity:
Net issuances (repayments) - maturities of 90 days or less	$(364)	$255	$(127)
Issuances - maturities longer than 90 days	989	—	1,634
Repayments - maturities longer than 90 days	(989)	—	(1,634)
Long-term debt proceeds	3,819	—	6,850
Long-term debt repaid	(3,998)	(2,484)	(2,551)
Dividends paid	(7,161)	(6,885)	(6,520)
Sale (purchase) of subsidiary shares to/(from) noncontrolling interests (Note 6)	51	(81)	5
Other	(408)	(456)	(426)
Net cash used in financing activities	(8,061)	(9,651)	(2,769)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	27	(685)	1,085
Cash, cash equivalents and restricted cash(3):
Increase (Decrease)	245	(1,856)	4,145
Balance at beginning of year	6,620	8,476	4,331
Balance at end of year	$6,865	$6,620	$8,476

Cash Paid:
Interest	$800	$882	$1,050
Income taxes	$2,430	$2,749	$3,403

(1) Includes the Loss on Deconsolidation of RBH ($239 million) and the Canadian tobacco litigation-related charge ($194 million) that were included in marketing, administration and research costs in the consolidated statements of earnings for the year ended December 31, 2019. For further details on these charges, see Note 22. Deconsolidation of RBH.

(2) Includes deconsolidation of RBH cash and cash equivalents of $1,323 million and restricted cash of $23 million.

(3) The amounts for cash and cash equivalents shown above include restricted cash of $4 million, $27 million and $29 million as of December 31, 2019, 2018 and 2017, respectively, which were included in other current assets in the consolidated balance sheets.

See notes to consolidated financial statements.

Consolidated Statements of Stockholders' (Deficit) Equity
(in millions of dollars, except per share data)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, January 1, 2017	$—	$1,964	$30,397	$(9,559)	$(35,490)	$1,788	$(10,900)
Net earnings			6,035			306	6,341
Other comprehensive earnings (losses), net of income taxes				1,024			1,024
Issuance of stock awards		20			108		128
Dividends declared ($4.22 per share)			(6,573)				(6,573)
Payments to noncontrolling interests						(255)	(255)
Other		(12)				17	5
Balances, December 31, 2017	—	1,972	29,859	(8,535)	(35,382)	1,856	(10,230)
Net earnings			7,911			375	8,286
Other comprehensive earnings (losses), net of income taxes				(1,572)		(75)	(1,647)
Issuance of stock awards		47			81		128
Dividends declared ($4.49 per share)			(6,994)				(6,994)
Payments to noncontrolling interests						(435)	(435)
Adoption of new accounting standards (1)			238				238
Other (Note 6)		(80)		(4)		(1)	(85)
Balances, December 31, 2018	—	1,939	31,014	(10,111)	(35,301)	1,720	(10,739)
Net earnings			7,185			543	7,728
Other comprehensive earnings (losses), net of income taxes				219		43	262
Issuance of stock awards		79			81		160
Dividends declared ($4.62 per share)			(7,212)				(7,212)
Payments to noncontrolling interests						(378)	(378)
Deconsolidation of RBH (Note 22)				529			529
Other		1		—		50	51
Balances, December 31, 2019	$—	$2,019	$30,987	$(9,363)	$(35,220)	$1,978	$(9,599)

(1) Financial Accounting Standard Update ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1.

Background and Basis of Presentation:

Background

Philip Morris International Inc. is a holding company incorporated in Virginia, U.S.A., whose subsidiaries and affiliates and their licensees are engaged in the manufacture and sale of cigarettes and other nicotine-containing products, including reduced-risk products, in markets outside of the United States of America. In addition, PMI ships a version of its Platform 1 device and its consumables authorized by the U.S. Food and Drug Administration ("FDA") to Altria Group, Inc., for sale in the United States under license. Throughout these financial statements, the term "PMI" refers to Philip Morris International Inc. and its subsidiaries.

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

Basis of presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of net revenues and expenses during the reporting periods. Significant estimates and assumptions include, among other things: pension and benefit plan assumptions; useful lives and valuation assumptions of goodwill and other intangible assets; valuation assumptions for non-marketable equity securities; marketing programs, and income taxes. Actual results could differ from those estimates.

The consolidated financial statements include PMI, as well as its wholly owned and majority-owned subsidiaries. Investments in which PMI exercises significant influence (generally 20%-50% ownership interest) are accounted for under the equity method of accounting. Investments not accounted for under the equity method of accounting are measured at fair value, if it is readily determinable, with changes in fair value recognized in net income. Investments without readily determinable fair values, non-marketable equity securities, are measured and recorded using a measurement alternative that values the security at cost minus any impairment. All intercompany transactions and balances have been eliminated.

As of March 22, 2019, PMI deconsolidated the financial results of its Canadian subsidiary, Rothmans, Benson & Hedges Inc. ("RBH") from PMI's financial statements. For further details, see Note 22. Deconsolidation of RBH.

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

Impairment of investment in non-marketable equity securities

Non-marketable equity securities are subject to periodic impairment reviews during which PMI considers both qualitative and quantitative factors that may have a significant impact on the investees' fair value. Upon determining that an impairment may exist, the security’s fair value is calculated and compared to its carrying value, and an impairment is recognized immediately if the carrying value exceeds the fair value. For further details see Note 22. Deconsolidation of RBH.

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

Income taxes

Income taxes are provided on all earnings for jurisdictions outside the United States. These provisions, as well as state and local income tax provisions, are determined on a separate company basis, and the related assets and liabilities are recorded in PMI’s consolidated balance sheets. Significant judgment is required in determining income tax provisions and in evaluating tax positions. PMI recognizes accrued interest and penalties associated with uncertain tax positions as part of the provision for income taxes on the consolidated statements of earnings. PMI recognizes income taxes associated with Global Intangible Low-Taxed Income ("GILTI") taxes as current period expense rather than including these amounts in the measurement of deferred taxes.

Inventories

Inventories are stated at the lower of cost or market. The first-in, first-out and average cost methods are used to cost substantially all inventories. It is a generally recognized industry practice to classify leaf tobacco inventory as a current asset, although part of such inventory, because of the duration of the aging process, ordinarily would not be utilized within one year.

Leases

PMI determines that a contract contains a lease if the contract conveys a right to control the use of the identified asset for a period of time in exchange for consideration. Lease expense is recognized on a straight-line basis over the lease term. At lease commencement, PMI recognizes lease liabilities and the corresponding right-of-use assets (at the present value of future payments) for predominately all of its operating leases. The recognition of the right-of-use asset and lease liability includes renewal options when it is reasonably certain that they will be exercised. Certain of PMI’s leases include payments that are based on changes to an index or on actual usage. These lease payments are adjusted periodically and are included within variable lease costs. PMI accounts for lease and nonlease components as a single-lease component with the exception of its vehicle leases, of which PMI accounts for the lease components separately from the nonlease components. Additionally, leases with an initial term of 12 months or less are not included in the right-of-use asset or lease liability on the consolidated statement of financial position.

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

Note 3.

Goodwill and Other Intangible Assets, net:

The movements in goodwill were as follows:

(in millions)	European Union	Eastern Europe	Middle East & Africa	South & Southeast Asia	East Asia & Australia	Latin America & Canada	Total
Balance at January 1, 2018	$1,419	$321	$102	$3,010	$567	$2,247	$7,666
Changes due to:
Currency	(62)	(18)	(15)	(215)	(31)	(136)	(477)
Balances, December 31, 2018	1,357	303	87	2,795	536	2,111	7,189
Changes due to:
Currency	(19)	(3)	2	103	15	34	132
Deconsolidation of RBH						(1,463)	(1,463)
Balances, December 31, 2019	$1,338	$300	$89	$2,898	$551	$682	$5,858

At December 31, 2019, goodwill primarily reflects PMI’s acquisitions in Colombia, Greece, Indonesia, Mexico, Pakistan and Serbia, as well as the business combination in the Philippines.

For details on the deconsolidation of RBH, see Note 22. Deconsolidation of RBH.

Details of other intangible assets were as follows:

		December 31, 2019			December 31, 2018
(in millions)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizable intangible assets		$1,319		$1,319	$1,269		$1,269
Amortizable intangible assets:
Trademarks	14 years	1,217	$526	691	1,488	$608	880
Distribution networks	8 years	113	72	41	141	82	59
Other*	9 years	106	44	62	107	37	70
Total other intangible assets		$2,755	$642	$2,113	$3,005	$727	$2,278
* Includes farmer contracts and intellectual property rights

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia and Mexico. The increase since December 31, 2018, was due to currency movements of $50 million.

The decrease in the gross carrying amount of amortizable intangible assets from December 31, 2018, was mainly due to the deconsolidation of RBH's trademarks of ($275 million) and distribution network of ($29 million), partially offset by currency movements of $6 million.

The change in the accumulated amortization from December 31, 2018 was mainly due to the deconsolidation of RBH's trademarks of ($133 million) and distribution network of ($18 million), partially offset by the 2019 amortization of $66 million and by currency movements of $2 million.

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

Note 4.

Related Parties - Investments in Unconsolidated Subsidiaries, Equity Securities and Other:

Investments in unconsolidated subsidiaries:

At December 31, 2019 and 2018, PMI had total investments in unconsolidated subsidiaries of $1,053 million and $981 million, respectively, which were accounted for under the equity method of accounting. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses, dividends, capital contributions, changes in ownership interests and movements in currency translation adjustments. The carrying value of our equity method investments at December 31, 2019 and 2018, exceeded our share of the unconsolidated subsidiaries' book value by $901 million and $835 million, respectively. The difference between the investment carrying value and the amount of underlying equity in net assets, excluding $863 million and $793 million attributable to goodwill as of December 31, 2019 and 2018, respectively, is being amortized on a straight-line basis over the underlying assets' estimated useful lives of 10 to 20 years. At December 31, 2019 and 2018, PMI received year-to-date dividends from unconsolidated subsidiaries of $100 million and $118 million, respectively.

PMI holds a 23% equity interest in Megapolis Distribution BV, the holding company of CJSC TK Megapolis, PMI's distributor in Russia (Eastern Europe segment).

PMI holds a 49% equity interest in United Arab Emirates-based Emirati Investors-TA (FZC) (“EITA”). PMI holds an approximate 25% economic interest in Société des Tabacs Algéro-Emiratie (“STAEM”), an Algerian joint venture that is 51% owned by EITA and 49% by the Algerian state-owned enterprise Management et Développement des Actifs et des Ressources Holding ("MADAR Holding"), which is part of the Middle East & Africa segment, manufactures and distributes under license some of PMI’s brands.

The initial investments in Megapolis Distribution BV and EITA were recorded at cost and are included in investments in unconsolidated subsidiaries and equity securities on the consolidated balance sheets.

Equity securities:

Following the deconsolidation of RBH, PMI recorded the continuing investment in RBH, PMI's wholly owned subsidiary, at fair value of $3,280 million at the date of deconsolidation, within investments in unconsolidated subsidiaries and equity securities. For further details, see Note 22. Deconsolidation of RBH. Transactions between PMI and RBH are considered to be related-party transactions from the date of deconsolidation and are included in the tables below.

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

Financial activity with the above related parties:

PMI’s net revenues and expenses with the above related parties were as follows:

	For the Years Ended December 31,
(in millions)	2019	2018	2017
Net revenues
Megapolis Group	$2,236	$1,994	$1,874
Other	1,015	720	647
Net revenues (a)	$3,251	$2,714	$2,521

Expenses:
Other	$63	$21	$23
Expenses	$63	$21	$23
(a) Net revenues exclude excise taxes and VAT billed to customers. Prior year's amounts have been reclassified to conform with the current year's presentation.

PMI’s balance sheet activity with the above related parties was as follows:

	At December 31,
(in millions)	2019	2018
Receivables:
Megapolis Group	$375	$172
Other	148	136
Receivables	$523	$308

Payables:
Other	$20	$8
Payables	$20	$8

The activities with the above related parties are in the ordinary course of business, and are primarily for distribution, service fees, contract manufacturing and license agreements. PMI eliminated its respective share of all significant intercompany transactions with the equity method investees.

Note 5.

Product Warranty:

PMI's IQOS devices are subject to standard product warranties generally for a period of 12 months from the date of purchase or such other periods as required by law. PMI generally provides in cost of sales for the estimated cost of warranty in the period the related revenue is recognized. PMI assesses the adequacy of its accrued product warranties and adjusts the amounts as necessary based on actual experience and changes in future estimates. Factors that affect product warranties may vary across markets but typically include device version mix, product failure rates, logistics and service delivery costs, and warranty policies. PMI accounts for its product warranties within other accrued liabilities. At December 31, 2019 and December 31, 2018, these amounts were as follows:

	At December 31,
(in millions)	2019	2018
Balance at beginning of period	$67	$71
Changes due to:
Warranties issued	303	179
Settlements	(230)	(183)
Currency	—	—
Balance at end of period	$140	$67

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

Note 7.

Indebtedness:

Short-Term Borrowings

At December 31, 2019 and 2018, PMI’s short-term borrowings and related average interest rates consisted of the following:

	December 31, 2019		December 31, 2018
(in millions)	Amount Outstanding	Average Year-End Rate	Amount Outstanding	Average Year-End Rate
Commercial paper	$—	—%	$—	—%
Bank loans	338	5.5	730	5.8
	$338		$730

Given the mix of subsidiaries and their respective local economic environments, the average interest rate for bank loans above can vary significantly from day to day and country to country.
The fair values of PMI’s short-term borrowings at December 31, 2019 and 2018, based upon current market interest rates, approximate the amounts disclosed above.

Long-Term Debt
At December 31, 2019 and 2018, PMI’s long-term debt consisted of the following:

	December 31,
(in millions)	2019	2018
U.S. dollar notes, 1.875% to 6.375% (average interest rate 3.516%), due through 2044	$19,783	$20,819
Foreign currency obligations:
Euro notes, 0.125% to 3.125% (average interest rate 1.950%), due through 2039	9,822	8,656
Swiss franc notes, 1.000% to 2.000% (average interest rate 1.521%), due through 2024	899	1,374
Other (average interest rate 3.125%), due through 2025	203	180
	30,707	31,029
Less current portion of long-term debt	4,051	4,054
	$26,656	$26,975

Other debt:
Other foreign currency debt above includes mortgage debt in Switzerland and finance lease obligations at December 31, 2019 and December 31, 2018.
Debt Issuances Outstanding:
PMI’s debt issuances outstanding at December 31, 2019, were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity
U.S. dollar notes		$300	Floating	February 2017	February 2020
U.S. dollar notes		$1,000	2.000%	February 2017	February 2020
U.S. dollar notes		$1,000	4.500%	March 2010	March 2020
U.S. dollar notes		$750	1.875%	February 2016	February 2021
U.S. dollar notes		$350	4.125%	May 2011	May 2021
U.S. dollar notes		$750	2.900%	November 2011	November 2021
U.S. dollar notes		$500	2.625%	February 2017	February 2022
U.S. dollar notes		$750	2.375%	August 2017	August 2022
U.S. dollar notes		$750	2.500%	August 2012	August 2022
U.S. dollar notes		$750	2.500%	November 2017	November 2022
U.S. dollar notes		$600	2.625%	March 2013	March 2023
U.S. dollar notes		$500	2.125%	May 2016	May 2023
U.S. dollar notes		$500	3.600%	November 2013	November 2023
U.S. dollar notes		$900	2.875%	May 2019	May 2024
U.S. dollar notes		$750	3.250%	November 2014	November 2024
U.S. dollar notes		$750	3.375%	August 2015	August 2025
U.S. dollar notes		$750	2.750%	February 2016	February 2026
U.S. dollar notes		$500	3.125%	August 2017	August 2027
U.S. dollar notes		$500	3.125%	November 2017	March 2028
U.S. dollar notes		$750	3.375%	May 2019	August 2029
U.S. dollar notes		$1,500	6.375%	May 2008	May 2038
U.S. dollar notes		$750	4.375%	November 2011	November 2041
U.S. dollar notes		$700	4.500%	March 2012	March 2042
U.S. dollar notes		$750	3.875%	August 2012	August 2042
U.S. dollar notes		$850	4.125%	March 2013	March 2043
U.S. dollar notes		$750	4.875%	November 2013	November 2043
U.S. dollar notes		$750	4.250%	November 2014	November 2044
U.S. dollar notes	(a)	$500	4.250%	May 2016	November 2044
EURO notes	(b)	€1,250 (approximately $1,621)	1.750%	March 2013	March 2020
EURO notes	(b)	€750 (approximately $1,029)	1.875%	March 2014	March 2021
EURO notes	(b)	€600 (approximately $761)	2.875%	May 2012	May 2024
EURO notes	(b)	€500 (approximately $582)	0.625%	November 2017	November 2024
EURO notes	(b)	€750 (approximately $972)	2.750%	March 2013	March 2025
EURO notes	(b)	€1,000 (approximately $1,372)	2.875%	March 2014	March 2026
EURO notes	(b)	€500 (approximately $557)	0.125%	August 2019	August 2026
EURO notes	(b)	€500 (approximately $697)	2.875%	May 2014	May 2029
EURO notes	(b)	€750 (approximately $835)	0.800%	August 2019	August 2031
EURO notes	(b)	€500 (approximately $648)	3.125%	June 2013	June 2033
EURO notes	(b)	€500 (approximately $578)	2.000%	May 2016	May 2036
EURO notes	(b)	€500 (approximately $582)	1.875%	November 2017	November 2037
Euro notes	(b)	€750 (approximately $835)	1.450%	August 2019	August 2039
Swiss franc notes	(b)	CHF325 (approximately $334)	1.000%	September 2012	September 2020
Swiss franc notes	(b)	CHF300 (approximately $335)	2.000%	December 2011	December 2021
Swiss franc notes	(b)	CHF250 (approximately $283)	1.625%	May 2014	May 2024

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

Aggregate maturities:
Aggregate maturities of long-term debt are as follows:

(in millions)
2020	$4,051
2021	3,015
2022	2,764
2023	1,607
2024	3,283
2025-2029	6,332
2030-2034	1,400
Thereafter	8,510
30,962
Debt discounts	(255)
Total long-term debt	$30,707

See Note 16. Fair Value Measurements for additional disclosures related to the fair value of PMI’s debt.

Credit Facilities

On January 28, 2019, PMI entered into an agreement to extend the term of its $2.0 billion 364-day revolving credit facility from February 5, 2019, to February 4, 2020.

At December 31, 2019, PMI’s total committed credit facilities and commercial paper outstanding were as follows:

Type (in billions of dollars)	Committed Credit Facilities	Commercial Paper
364-day revolving credit, expiring February 4, 2020	$2.0
Multi-year revolving credit, expiring February 28, 2021	2.5
Multi-year revolving credit, expiring October 1, 2022	3.5
Total facilities	$8.0
Commercial paper outstanding		$—

At December 31, 2019, there were no borrowings under these committed credit facilities, and the entire committed amounts were available for borrowing.

Each of these facilities requires PMI to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“consolidated EBITDA”) to consolidated interest expense of not less than 3.5 to 1.0 on a rolling four-quarter basis. At December 31, 2019, PMI’s ratio calculated in accordance with the agreements was 11.2 to 1.0. These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require PMI to post collateral. The terms “consolidated EBITDA” and “consolidated interest expense,” both of which include certain adjustments, are defined in the facility agreements previously filed with the Securities and Exchange Commission.

On January 31, 2020, PMI entered into an agreement to amend and extend the term of its $2 billion 364-day revolving credit facility from February 4, 2020, to February 2, 2021.

In addition to the committed credit facilities discussed above, certain subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $2.7 billion at December 31, 2019, and $3.3 billion at December 31, 2018, are for the sole use of the subsidiaries. Borrowings under these arrangements amounted to $338 million at December 31, 2019, and $730 million at December 31, 2018.

Note 8.

Capital Stock:

Shares of authorized common stock are 6.0 billion; issued, repurchased and outstanding shares were as follows:

	Shares Issued	Shares Repurchased	Shares Outstanding
Balances, January 1, 2017	2,109,316,331	(557,930,784)	1,551,385,547
Issuance of stock awards		1,832,215	1,832,215
Balances, December 31, 2017	2,109,316,331	(556,098,569)	1,553,217,762
Issuance of stock awards		1,361,959	1,361,959
Balances, December 31, 2018	2,109,316,331	(554,736,610)	1,554,579,721
Issuance of stock awards		1,314,942	1,314,942
Balances, December 31, 2019	2,109,316,331	(553,421,668)	1,555,894,663

At December 31, 2019, 27,371,404 shares of common stock were reserved for stock awards under PMI’s stock plans, and 250 million shares of preferred stock, without par value, were authorized but unissued. PMI currently has no plans to issue any shares of preferred stock.

Note 9.

Stock Plans:

In May 2017, PMI’s shareholders approved the Philip Morris International Inc. 2017 Performance Incentive Plan (the “2017 Plan”). Under the 2017 Plan, PMI may grant to eligible employees restricted shares and restricted share units, performance-based cash incentive awards and performance-based equity awards. Up to 25 million shares of PMI’s common stock may be issued under the 2017 Plan. At December 31, 2019, shares available for grant under the 2017 Plan were 20,127,360.

In May 2017, PMI’s shareholders also approved the Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors (the “2017 Non-Employee Directors Plan”). A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the 2017 Non-Employee Directors Plan. At December 31, 2019, shares available for grant under the plan were 954,084.

Restricted share unit (RSU) awards

PMI may grant RSU awards to eligible employees; recipients may not sell, assign, pledge or otherwise encumber such awards. Such awards are subject to forfeiture if certain employment conditions are not met. RSU awards generally vest on the third anniversary of the grant date. RSU awards do not carry voting rights, although they do earn dividend equivalents.

During 2019, the activity for RSU awards was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at January 1, 2019	3,318,795	$96.26
Granted	1,726,760	77.28
Vested	(1,126,057)	89.56
Forfeited	(193,628)	89.36
Balance at December 31, 2019	3,725,870	$89.85

During the years ended December 31, 2019, 2018 and 2017, the weighted-average grant date fair value of the RSU awards granted to PMI employees and the recorded compensation expense related to RSU awards were as follows:

(in millions, except per RSU award granted)	Total Weighted-Average Grant Date Fair Value of RSU Awards Granted	Weighted-Average Grant Date Fair Value Per RSU Award Granted	Compensation Expense related to RSU Awards
2019	$133	$77.28	$118
2018	$129	$100.19	$114
2017	$119	$98.59	$111

The fair value of the RSU awards at the date of grant is amortized to expense over the restriction period, typically three years after the date of the award, or upon death, disability or reaching the age of 58. As of December 31, 2019, PMI had $124 million of total unrecognized compensation costs related to non-vested RSU awards. These costs are expected to be recognized over a weighted-average period of approximately two years, or upon death, disability or reaching the age of 58.

During the years ended December 31, 2019, 2018 and 2017, share and fair value information for PMI RSU awards that vested were as follows:

(dollars in millions)	Shares of RSU Awards that Vested	Grant Date Fair Value of Vested Shares of RSU Awards	Total Fair Value of RSU Awards that Vested
2019	1,126,057	$101	$95
2018	1,451,876	$121	$149
2017	2,022,856	$158	$208

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

During 2019, the activity for PSU awards was as follows:

	Number of Shares	Grant Date Fair Value Subject to Other Performance Factors Per Share	Grant Date Fair Value Subject to TSR Performance Factor Per Share
Balance at January 1, 2019	1,194,970	$95.85	$117.09
Granted	647,700	77.23	83.59
Vested	(330,616)	89.02	104.60
Forfeited	(164,594)	90.28	107.09
Balance at December 31, 2019	1,347,460	$88.19	$107.61

During the years ended December 31, 2019, 2018 and 2017, the grant date fair value of the PSU awards granted to PMI employees and the recorded compensation expense related to PSU awards were as follows:

(in millions, except per PSU award granted)	PSU Grant Date Fair Value Subject to Other Performance Factors		PSU Grant Date Fair Value Subject to TSR Performance Factor		Compensation Expense related to PSU Awards
	Total	Per PSU Award	Total	Per PSU Award	Total
2019	$30	$77.23	$21	$83.59	$54
2018	$20	$100.69	$24	$118.98	$24
2017	$19	$98.29	$25	$128.72	$37

The grant date fair value of the PSU awards subject to the other performance factors was determined by using the average of the high and low market price of PMI’s stock at the date of the grant. The grant date fair value of the PSU market-based awards subject to the TSR performance factor was determined by using the Monte Carlo simulation model. The following assumptions were used to determine the grant date fair value of the PSU awards subject to the TSR performance factor for the years ended December 31, 2019, 2018 and 2017:

	For the Years Ended December 31,
	2019		2018		2017
Risk-free interest rate (a)	2.4%		2.3%		1.5%
Expected volatility	21.4%	(b)	19.6%	(c)	15.8%	(c)

(a) Based on the U.S. Treasury yield curve.
(b) Determined using the observed historical volatility.
(c) Determined using a weighted-average of historical and implied volatility.

The fair value of the PSU award at the date of grant is amortized to expense over the performance period, which is typically three years after the date of the award, or upon death, disability or reaching the age of 58. As of December 31, 2019, PMI had $33 million of total unrecognized compensation cost related to non-vested PSU awards. This cost is recognized over a weighted-average performance cycle period of approximately two years, or upon death, disability or reaching the age of 58.

During the year ended December 31, 2019, share and fair value information for PMI PSU awards that vested were as follows:

(dollars in millions)	Shares of PSU Awards that Vested	Grant Date Fair Value of Vested Shares of PSU Awards	Total Fair Value of PSU Awards that Vested
2019	330,616	$32	$28

During the years ended December 31, 2018 and 2017, there were no PSU awards that vested.

Note 10.

Earnings per Share:

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and therefore are included in PMI’s earnings per share calculation pursuant to the two-class method.

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Years Ended December 31,
(in millions)	2019	2018	2017
Net earnings attributable to PMI	$7,185	$7,911	$6,035
Less distributed and undistributed earnings attributable to share-based payment awards	17	16	14
Net earnings for basic and diluted EPS	$7,168	$7,895	$6,021
Weighted-average shares for basic EPS	1,555	1,555	1,552
Plus contingently issuable performance stock units (PSUs)	1	—	1
Weighted-average shares for diluted EPS	1,556	1,555	1,553

For the 2019, 2018 and 2017 computations, there were no antidilutive stock options.

Note 11.

Income Taxes:

Earnings before income taxes and provision for income taxes consisted of the following for the years ended December 31, 2019, 2018 and 2017:

(in millions)	2019	2018	2017
Earnings before income taxes	$9,872	$10,671	$10,589
Provision for income taxes:
United States federal and state:
Current	$17	$120	$1,662
Deferred	24	(113)	(384)
Total United States	41	7	1,278
Outside United States:
Current	2,417	2,425	3,146
Deferred	(165)	13	(117)
Total outside United States	2,252	2,438	3,029
Total provision for income taxes	$2,293	$2,445	$4,307

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

At December 31, 2017, PMI recorded an income tax payable of $1.7 billion attributable to the Tax Cuts and Jobs Act, of which $1.6 billion was recorded in "income taxes and other liabilities" on PMI's consolidated balance sheet. The income tax payable of $1.7 billion represented the transition tax of $2.2 billion, partially offset by foreign tax credits related to foreign withholding taxes previously paid of $0.5 billion. The income tax payable is due over an eight-year period beginning in 2018. In December 2018, PMI recorded an increase to income tax payable of $0.1 billion related to PMI’s transition tax liability, in accordance with SAB 118. At December 31, 2019 and December 31, 2018, $1.2 billion and $1.5 billion of PMI's remaining transition tax liability, respectively, was recorded in "income taxes and other liabilities" on PMI's consolidated balance sheet.

At December 31, 2019 and December 31, 2018, U.S. federal and foreign deferred income taxes have been provided on all accumulated earnings of PMI's foreign subsidiaries.

In accordance with the alternatives provided by ASU 2018-02 "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," PMI has elected not to reclassify the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive losses to retained earnings.

PMI is regularly examined by tax authorities around the world and is currently under examination in a number of jurisdictions. The U.S. federal statute of limitations remains open for the years 2015 and onward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years. Years still open to examination by foreign tax authorities in major jurisdictions include Germany (2015 onward), Indonesia (2014 onward), Russia (2017 onward), Switzerland (2017 onward), and Turkey (2014 onward).

It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a change in unrecognized tax benefits, along with related interest and penalties. An estimate of any possible change cannot be made at this time.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

(in millions)	2019	2018	2017
Balance at January 1,	$56	$145	$79
Additions based on tax positions related to the current year	10	10	71
Additions for tax positions of previous years	1	15	5
Reductions for tax positions of prior years	(2)	(94)	—
Reductions due to lapse of statute of limitations	(1)	(3)	(7)
Settlements	—	(19)	(4)
Other	(1)	2	1
Balance at December 31,	$63	$56	$145

Unrecognized tax benefits and PMI’s liability for contingent income taxes, interest and penalties were as follows:

(in millions)	December 31, 2019	December 31, 2018	December 31, 2017
Unrecognized tax benefits	$63	$56	$145
Accrued interest and penalties	16	12	23
Tax credits and other indirect benefits	(12)	(14)	(35)
Liability for tax contingencies	$67	$54	$133

The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $50 million at December 31, 2019. The remainder, if recognized, would principally affect deferred taxes.

For the years ended December 31, 2019, 2018 and 2017, PMI recognized income (expense) in its consolidated statements of earnings of $(4) million, $4 million and $(11) million, respectively, related to interest and penalties associated with uncertain tax positions.

The effective income tax rate on pre-tax earnings differed from the U.S. federal statutory rate for the following reasons for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
U.S. federal statutory rate	21.0%	21.0%	35.0%
Increase (decrease) resulting from:
Foreign rate differences	1.8	1.3	(12.2)
Dividend repatriation cost	(0.5)	2.5	16.4
Global intangible low-taxed income	1.4	1.2
U.S. state taxes	0.7	(1.1)
Foreign derived intangible income	(1.2)	(1.1)
Other	—	(0.9)	1.5
Effective tax rate	23.2%	22.9%	40.7%

The 2019 effective tax rate increased 0.3 percentage points to 23.2%. The change in the effective tax rate for 2019, as compared to 2018, was unfavorably impacted by changes in earnings mix by taxing jurisdiction and U.S. state deferred income tax expense, partially offset by the reversal of a deferred tax liability on the unremitted earnings of PMI's Canadian subsidiary, RBH ($49 million), a reduction in estimated U.S. federal income tax on dividend repatriation for the years 2015-2018 ($67 million), and other repatriation cost differences.

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

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following:

	At December 31,
(in millions)	2019	2018
Deferred income tax assets:
Accrued postretirement and postemployment benefits	$184	$193
Accrued pension costs	620	390
Inventory	176	136
Accrued liabilities	130	138
Net operating loss carryforwards and tax credits	486	452
Other	101	37
Total deferred income tax assets	1,697	1,346
Less: valuation allowance	(304)	(257)
Deferred income tax assets, net of valuation allowance	1,393	1,089
Deferred income tax liabilities:
Trade names	(469)	(508)
Property, plant and equipment	(180)	(222)
Unremitted earnings	(243)	(123)
Foreign exchange	(256)	(157)
Total deferred income tax liabilities	(1,148)	(1,010)
Net deferred income tax assets	$245	$79

At December 31, 2019, PMI recorded deferred tax assets for net operating loss carryforwards and tax credits of $486 million, with varying dates of expiration, primarily after 2024, including $98 million with an unlimited carryforward period. At December 31, 2019, PMI has recorded a valuation allowance of $304 million against deferred tax assets that do not meet the more-likely-than not recognition threshold.

At December 31, 2018, PMI recorded deferred tax assets for net operating loss carryforwards of $452 million, with varying dates of expiration, primarily after 2023, including $87 million with an unlimited carryforward period. At December 31, 2018, PMI has recorded a valuation allowance of $257 million against deferred tax assets that do not meet the more-likely-than-not recognition threshold. The increases in deferred tax assets for net operating loss carryforwards and the valuation allowance during 2018 are primarily due to law changes associated with the Tax Cuts and Jobs Act, as discussed above.

Note 12.

Segment Reporting:

PMI’s subsidiaries and affiliates are engaged in the manufacture and sale of cigarettes and other nicotine-containing products, including RRPs, in markets outside of the United States of America. In addition, PMI ships a version of its Platform 1 device and its consumables authorized by the FDA to Altria Group, Inc. for sale in the United States under license. Operating segments for PMI are organized by geographic region and managed by segment managers who are responsible for the operating and financial results of the regions inclusive of all product categories sold in the region. PMI’s operating segments are the European Union; Eastern Europe; Middle East & Africa; South & Southeast Asia; East Asia & Australia; and Latin America & Canada. PMI records net revenues and operating income to its segments based upon the geographic area in which the customer resides. Revenues from shipments of Platform 1 devices, heated tobacco units and accessories to Altria Group, Inc. for sale under license in the United States are included in Net Revenues of the Latin America & Canada segment.

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

PMI disaggregates its net revenue from contracts with customers by both geographic location and product category for each of PMI's six operating segments, as PMI believes this best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors.

Net revenues by segment were as follows:

	For the Years Ended December 31,
(in millions)	2019	2018	2017
Net revenues:
European Union	$9,817	$9,298	$8,318
Eastern Europe	3,282	2,921	2,711
Middle East & Africa	4,042	4,114	3,988
South & Southeast Asia	5,094	4,656	4,417
East Asia & Australia	5,364	5,580	6,373
Latin America & Canada	2,206	3,056	2,941
Net revenues	$29,805	$29,625	$28,748

Total net revenues attributable to customers located in Japan, PMI's largest market in terms of net revenues, were $3.9 billion, $3.8 billion and $4.7 billion in 2019, 2018 and 2017, respectively. Total net revenues attributable to customers located in Indonesia were $3.1 billion, $3.1 billion and $3.2 billion in 2019, 2018 and 2017, respectively. PMI had one customer in the East Asia & Australia segment that accounted for 13%, 13% and 16% of PMI’s consolidated net revenues, and one customer in the European Union segment that accounted for 10%, 10% and 10% of PMI’s consolidated net revenues in 2019, 2018 and 2017, respectively.

PMI's net revenues by product category were as follows:

	For the Years Ended December 31,
(in millions)	2019	2018	2017
Combustible products:
European Union	$8,093	$8,433	$8,048
Eastern Europe	2,438	2,597	2,657
Middle East & Africa	3,721	3,732	3,893
South & Southeast Asia	5,094	4,656	4,417
East Asia & Australia	2,693	3,074	3,156
Latin America & Canada	2,179	3,037	2,937
Total combustible products	$24,218	$25,529	$25,107
Reduced-risk products:
European Union	$1,724	$865	$269
Eastern Europe	844	324	55
Middle East & Africa	321	382	94
South & Southeast Asia	—	—	—
East Asia & Australia	2,671	2,506	3,218
Latin America & Canada	27	19	4
Total reduced-risk products	$5,587	$4,096	$3,640
Total PMI net revenues	$29,805	$29,625	$28,748

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

PMI recognizes revenue, when control is transferred to the customer, typically either upon shipment or delivery of goods.

Operating income by segment were as follows:

	For the Years Ended December 31,
(in millions)	2019	2018	2017
Operating income:
European Union	$3,970	$4,105	$3,691
Eastern Europe	547	902	887
Middle East & Africa	1,684	1,627	1,884
South & Southeast Asia	2,163	1,747	1,514
East Asia & Australia	1,932	1,851	2,608
Latin America & Canada	235	1,145	997
Operating income	$10,531	$11,377	$11,581

Items affecting the comparability of results from operations were as follows:

•	Russia excise and VAT audit charge - See Note 18. Contingencies for details of the $374 million pre-tax charge included in the Eastern Europe segment for the year ended December 31, 2019.

•
Asset impairment and exit costs - See Note 21. Asset Impairment and Exit Costs for details of the $422 million pre-tax charge for the year ended December 31, 2019, as well as a breakdown of these costs by segment.

•
Canadian tobacco litigation-related expense - See Note 18. Contingencies and Note 22. Deconsolidation of RBH for details of the $194 million pre-tax charge included in the Latin America & Canada segment for the year ended December 31, 2019.

•	Loss on deconsolidation of RBH - See Note 22. Deconsolidation of RBH for details of the $239 million loss included in the Latin America & Canada segment for the year ended December 31, 2019.

Other segment data were as follows:

	For the Years Ended December 31,
(in millions)	2019	2018	2017
Depreciation expense:
European Union	$254	$269	$213
Eastern Europe	147	101	76
Middle East & Africa	90	105	88
South & Southeast Asia	142	154	153
East Asia & Australia	185	173	160
Latin America & Canada	69	94	85
	887	896	775
Other	11	11	12
Total depreciation expense	$898	$907	$787

	For the Years Ended December 31,
(in millions)	2019	2018	2017
Capital expenditures:
European Union	$466	$813	$956
Eastern Europe	132	136	97
Middle East & Africa	35	65	85
South & Southeast Asia	100	129	140
East Asia & Australia	67	215	87
Latin America & Canada	52	74	175
	852	1,432	1,540
Other	—	4	8
Total capital expenditures	$852	$1,436	$1,548

	At December 31,
(in millions)	2019	2018	2017
Long-lived assets:
European Union	$4,275	$4,216	$4,130
Eastern Europe	774	547	546
Middle East & Africa	369	362	430
South & Southeast Asia	1,361	1,297	1,419
East Asia & Australia	829	781	659
Latin America & Canada	478	779	885
Total long-lived assets	8,086	7,982	8,069
Other	516	664	1,126
Total property, plant and equipment, net and Other assets	$8,602	$8,646	$9,195

Long-lived assets consist of non-current assets other than goodwill; other intangible assets, net; deferred tax assets, investments in unconsolidated subsidiaries and equity securities, and financial instruments. PMI's largest markets in terms of long-lived assets are Italy, Switzerland and Indonesia. Total long-lived assets located in Italy, which is reflected in the European Union segment above, were $1.1 billion, $1.1 billion and $1.2 billion at December 31, 2019, 2018 and 2017, respectively. Total long-lived assets located in Switzerland, which is reflected in the European Union segment above, were $1.1 billion, $1.0 billion and $0.9 billion at December 31, 2019, 2018 and 2017, respectively. Total long-lived assets located in Indonesia, which is reflected in the South & Southeast Asia segment above, were $0.8 billion, $0.7 billion and $0.8 billion at December 31, 2019, 2018 and 2017, respectively.

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

Pension and other employee benefit costs per the consolidated statements of earnings consisted of the following for December 31, 2019, 2018 and 2017:

(in millions)	2019	2018	2017
Net pension costs (income)	$(18)	$(51)	$(20)
Net postemployment costs	100	80	85
Net postretirement costs	7	12	13
Total pension and other employee benefit costs	$89	$41	$78

Pension and Postretirement Benefit Plans

Obligations and Funded Status

The postretirement health care plans are not funded. The projected benefit obligations, plan assets and funded status of PMI’s pension plans, and the accumulated benefit obligation and net amount accrued for PMI's postretirement health care plans, at December 31, 2019 and 2018, were as follows:

	Pension(1)		Postretirement
(in millions)	2019	2018	2019	2018
Benefit obligation at January 1	$9,152	$9,028	$209	$248
Service cost	214	210	2	4
Interest cost	118	109	7	9
Net benefits paid	(250)	(218)	(8)	(8)
Settlement and curtailment	50	1		—
Actuarial losses (gains)	1,430	210	27	(34)
Currency	29	(196)	—	(9)
Deconsolidation of RBH	(166)	—	(42)	—
Other	35	8	(5)	(1)
Benefit obligation at December 31,	10,612	9,152	190	209
Fair value of plan assets at January 1,	6,888	7,598
Actual return on plan assets	1,211	(447)
Employer contributions	200	110
Standard employee contributions	44	24
Net benefits paid	(250)	(218)
Settlement and curtailment	—	—
Currency	7	(179)
Deconsolidation of RBH	(172)	—
Fair value of plan assets at December 31,	7,928	6,888
Net pension and postretirement liability recognized at December 31,	$(2,684)	$(2,264)	$(190)	$(209)

(1) Primarily non-U.S. based defined benefit retirement plans.

At December 31, 2019, actuarial losses (gains) consisted primarily of losses for assumption changes related to lower discount rate for Swiss, German and Dutch plans. At December 31, 2018, actuarial losses (gains) consisted of losses for experience differences related to the change in population profile, coupled with updated mortality table assumptions for the Swiss plan.

At December 31, 2019 and 2018, the Swiss pension plan represented 62% and 60% of the benefit obligation, respectively, and approximately 59% and 57% of the fair value of plan assets at December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, the U.S. pension plan represented 4% and 4% of the benefit obligation, respectively, and approximately 4% and 4% of the fair value of plan assets at December 31, 2019 and 2018, respectively.

At December 31, 2019 and 2018, the amounts recognized on PMI's consolidated balance sheets for the pension and postretirement plans were as follows:

	Pension		Postretirement
(in millions)	2019	2018	2019	2018
Other assets	$43	$37
Accrued liabilities — employment costs	(23)	(20)	$(8)	$(10)
Long-term employment costs	(2,704)	(2,281)	(182)	(199)
	$(2,684)	$(2,264)	$(190)	$(209)

The accumulated benefit obligation, which represents benefits earned to date, for the pension plans was $9,969 million and $8,557 million at December 31, 2019 and 2018, respectively.

For pension plans with accumulated benefit obligations in excess of plan assets, the accumulated benefit obligation and fair value of plan assets were $8,962 million and $6,825 million, respectively, as of December 31, 2019. The accumulated benefit obligation and fair value of plan assets were $7,641 million and $5,866 million, respectively, as of December 31, 2018.

For pension plans with projected benefit obligations in excess of plan assets, the projected benefit obligation and fair value of plan assets were $10,364 million and $7,654 million, respectively, as of December 31, 2019. The projected benefit obligation and fair value of plan assets were $8,807 million and $6,504 million, respectively, as of December 31, 2018.

The following weighted-average assumptions were used to determine PMI’s pension and postretirement benefit obligations at December 31:

	Pension		Postretirement
	2019	2018	2019	2018
Discount rate	0.83%	1.61%	3.28%	3.97%
Rate of compensation increase	1.82	1.86
Interest crediting rate	3.20	3.40
Health care cost trend rate assumed for next year			6.21	6.17
Ultimate trend rate			5.09	4.59
Year that rate reaches the ultimate trend rate			2023	2040

The discount rate for the largest pension plans is based on a yield curve constructed from a portfolio of high quality corporate bonds that produces a cash flow pattern equivalent to each plan’s expected benefit payments.  The discount rate for the remaining plans is developed from local bond indices that match local benefit obligations as closely as possible.

Components of Net Periodic Benefit Cost

Net periodic pension and postretirement health care costs consisted of the following for the years ended December 31, 2019, 2018 and 2017:

	Pension			Postretirement
(in millions)	2019	2018	2017	2019	2018	2017
Service cost	$214	$210	$208	$2	$4	$4
Interest cost	118	109	108	7	9	8
Expected return on plan assets	(328)	(349)	(326)	—	—	—
Amortization:
Net losses	189	172	186	—	4	5
Prior service cost	(1)	2	6	—	(1)	—
Settlement and curtailment	4	15	6	—	—	—
Net periodic pension and postretirement costs	$196	$159	$188	$9	$16	$17

Settlement and curtailment charges were due primarily to employee severance and early retirement programs.

The following weighted-average assumptions were used to determine PMI’s net pension and postretirement health care costs:

	Pension			Postretirement
	2019	2018	2017	2019	2018	2017
Discount rate - service cost	2.14%	1.92%	1.68%	3.97%	3.79%	3.68%
Discount rate - interest cost	1.35	1.25	1.27	3.97	3.79	3.68
Expected rate of return on plan assets	4.70	4.76	4.80
Rate of compensation increase	1.86	1.65	1.68
Interest crediting rate	3.40	3.40	3.40
Health care cost trend rate				6.17	6.17	7.15

PMI’s expected rate of return on pension plan assets is determined by the plan assets’ historical long-term investment performance, current asset allocation and estimates of future long-term returns by asset class.

PMI and certain of its subsidiaries sponsor defined contribution plans. Amounts charged to expense for defined contribution plans totaled $63 million, $66 million and $58 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Plan Assets

PMI’s investment strategy for pension plans is based on an expectation that equity securities will outperform debt securities over the long term. Accordingly, the target allocation of PMI’s plan assets is broadly characterized as approximately 60% in equity securities and approximately 40% in debt securities and other assets. The strategy primarily utilizes indexed U.S. equity securities, international equity securities and investment-grade debt securities. PMI’s plans have no investments in hedge funds, private equity or derivatives. PMI attempts to mitigate investment risk by rebalancing between equity and debt asset classes once a year or as PMI’s contributions and benefit payments are made.

The fair value of PMI’s pension plan assets at December 31, 2019 and 2018, by asset category was as follows:

Asset Category (in millions)	At December 31, 2019	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$276	$276
Equity securities:
U.S. securities	170	170
International securities	563	563
Investment funds(a)	6,125	4,625	$1,500
International government bonds	197	137	60
Corporate bonds	282	282
Other	6	6
Total assets in the fair value hierarchy	$7,619	$6,059	$1,560	$—
Investment funds measured at net asset value(b)	309
Total assets	$7,928

(a) Investment funds whose objective seeks to replicate the returns and characteristics of specified market indices (primarily MSCI — Europe, Switzerland, North America, Asia Pacific, Japan; Russell 3000; S&P 500 for equities, and Citigroup EMU and JP Morgan EMBI for bonds), primarily consist of mutual funds, common trust funds and commingled funds. Of these funds, 63% are invested in U.S. and international equities; 16% are invested in U.S. and international government bonds; 12% are invested in real estate and other money markets, and 9% are invested in corporate bonds.

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

(a) Investment funds whose objective seeks to replicate the returns and characteristics of specified market indices (primarily MSCI — Europe, Switzerland, North America, Asia Pacific, Japan; Russell 3000; S&P 500 for equities, and Citigroup EMU and Barclays Capital U.S. for bonds), primarily consist of mutual funds, common trust funds and commingled funds. Of these funds, 57% were invested in U.S. and international equities; 20% were invested in U.S. and international government bonds; 12% were invested in real estate and other money markets, and 11% were invested in corporate bonds.

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

PMI makes, and plans to make, contributions to the extent that they are tax deductible and to meet specific funding requirements of its funded pension plans. Currently, PMI anticipates making contributions of approximately $77 million in 2020 to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest and currency rates.

The estimated future benefit payments from PMI pension plans at December 31, 2019, are as follows:

(in millions)
2020	$317
2021	340
2022	341
2023	351
2024	361
2025 - 2029	2,008

PMI's expected future annual benefit payments for its postretirement health care plans are estimated to be not material through 2029.
Postemployment Benefit Plans

PMI and certain of its subsidiaries sponsor postemployment benefit plans covering substantially all salaried and certain hourly employees. The cost of these plans is charged to expense over the working life of the covered employees. Net postemployment costs were $171 million, $158 million and $144 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The amounts recognized in accrued postemployment costs on PMI's consolidated balance sheets at December 31, 2019 and 2018, were $751 million and $708 million, respectively. The change in the liability is primarily due to actuarial losses of $152 million in 2019 resulting from increased employee severance rate primarily in countries in the European Union segment, coupled with the periodic expense, partially offset by cash payments.

The accrued postemployment costs were determined using a weighted-average discount rate of 3.0% and 3.1% in 2019 and 2018, respectively; an assumed ultimate annual weighted-average turnover rate of 3.0% and 3.2% in 2019 and 2018, respectively; assumed compensation cost increases of 2.6% in 2019 and 2.6% in 2018, and assumed benefits as defined in the respective plans. In accordance with local regulations, certain postemployment plans are funded. As a result, the accrued postemployment costs disclosed above are presented net of the related assets of $40 million and $38 million at December 31, 2019 and 2018, respectively. Postemployment costs arising from actions that offer employees benefits in excess of those specified in the respective plans are charged to expense when incurred.

Comprehensive Earnings (Losses)

The amounts recorded in accumulated other comprehensive losses at December 31, 2019, consisted of the following:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net losses	$(3,718)	$(63)	$(775)	$(4,556)
Prior service cost	3	2	—	5
Net transition obligation	(4)	—	—	(4)
Deferred income taxes	520	24	182	726
Losses to be amortized	$(3,199)	$(37)	$(593)	$(3,829)

The amounts recorded in accumulated other comprehensive losses at December 31, 2018, consisted of the following:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net losses	$(3,438)	$(41)	$(702)	$(4,181)
Prior service cost	(27)	3	—	(24)
Net transition obligation	(4)	—	—	(4)
Deferred income taxes	379	20	164	563
Losses to be amortized	$(3,090)	$(18)	$(538)	$(3,646)

The amounts recorded in accumulated other comprehensive losses at December 31, 2017, consisted of the following:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net losses	$(2,624)	$(80)	$(617)	$(3,321)
Prior service cost	(35)	4	—	(31)
Net transition obligation	(5)	—	—	(5)
Deferred income taxes	327	28	186	541
Losses to be amortized	$(2,337)	$(48)	$(431)	$(2,816)

The movements in other comprehensive earnings (losses) during the year ended December 31, 2019, were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts transferred to earnings as components of net periodic benefit cost:
Amortization:
Net losses	$198	$3	$77	$278
Prior service cost	32	(1)	—	31
Other income/expense:
Net losses	3	—	—	3
Deferred income taxes	(51)	(1)	(17)	(69)
	182	1	60	243
Other movements during the year:
Net losses	(521)	(27)	(150)	(698)
Prior service cost	(2)	—	—	(2)
Deconsolidation of RBH (net of deferred income taxes)	26	1		27
Deferred income taxes	206	6	35	247
	(291)	(20)	(115)	(426)
Total movements in other comprehensive earnings (losses)	$(109)	$(19)	$(55)	$(183)

The movements in other comprehensive earnings (losses) during the year ended December 31, 2018, were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts transferred to earnings as components of net periodic benefit cost:
Amortization:
Net losses	$180	$5	$62	$247
Prior service cost	—	(1)	—	(1)
Net transition obligation	1	—	—	1
Other income/expense:
Net losses	14	—	—	14
Deferred income taxes	(28)	(1)	(14)	(43)
	167	3	48	218
Other movements during the year:
Net losses	(1,008)	34	(147)	(1,121)
Prior service cost	8	—	—	8
Deferred income taxes	80	(7)	(8)	65
	(920)	27	(155)	(1,048)
Total movements in other comprehensive earnings (losses)	$(753)	$30	$(107)	$(830)

The movements in other comprehensive earnings (losses) during the year ended December 31, 2017, were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts transferred to earnings as components of net periodic benefit cost:
Amortization:
Net losses	$175	$5	$68	$248
Prior service cost	5	—	—	5
Other income/expense:
Net losses	6	—	—	6
Deferred income taxes	(10)	(1)	(20)	(31)
	176	4	48	228
Other movements during the year:
Net losses	509	(12)	28	525
Prior service cost	13	—	—	13
Deferred income taxes	(13)	5	(9)	(17)
	509	(7)	19	521
Total movements in other comprehensive earnings (losses)	$685	$(3)	$67	$749

Note 14.

Additional Information:

	For the Years Ended December 31,
(in millions)	2019		2018	2017
Research and development expense	$465		$383	$453
Advertising expense	$730		$896	$830
Foreign currency net transaction (gains)/losses	$(95)		$21	$49
Interest expense	$796		$855	$1,096
Interest income	(226)		(190)	(182)
Interest expense, net	$570		$665	$914
Total lease cost	$332	(1)	$312	$313

(1) For additional information on total lease costs, see Note 23. Leases.

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

PMI uses deliverable and non-deliverable forward foreign exchange contracts, foreign currency swaps and foreign currency options, collectively referred to as foreign exchange contracts ("foreign exchange contracts"), and interest rate contracts to mitigate its exposure to changes in exchange and interest rates from third-party and intercompany actual and forecasted transactions. Both foreign exchange contracts and interest rate contracts are collectively referred to as derivative contracts ("derivative contracts"). The primary currencies to which PMI is exposed include the Euro, Indonesian rupiah, Japanese yen, Mexican peso, Philippine peso, Russian ruble and Swiss franc. At December 31, 2019 and 2018, PMI had contracts with aggregate notional amounts of $24.1 billion and $27.4 billion, respectively. Of the $24.1 billion aggregate notional amount at December 31, 2019, $2.8 billion related to cash flow hedges, $9.9 billion related to hedges of net investments in foreign operations and $11.4 billion related to other derivatives that primarily offset currency exposures on intercompany financing. Of the $27.4 billion aggregate notional amount at December 31, 2018, $3.2 billion related to cash flow hedges, $10.1 billion related to hedges of net investments in foreign operations and $14.1 billion related to other derivatives that primarily offset currency exposures on intercompany financing.

The fair value of PMI’s derivative exchange contracts included in the consolidated balance sheet as of December 31, 2019 and 2018, were as follows:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
(in millions)	Balance Sheet Classification	2019	2018	Balance Sheet Classification	2019	2018
Derivative contracts designated as hedging instruments	Other current assets	$319	$54	Other accrued liabilities	$23	$47
	Other assets	21	99	Income taxes and other liabilities	301	525
Derivative contracts not designated as hedging instruments	Other current assets	50	67	Other accrued liabilities	70	46
	Other assets	—	—	Income taxes and other liabilities	25	13
Total derivatives		$390	$220		$419	$631

For the years ended December 31, 2019, 2018 and 2017, PMI's cash flow and net investment hedging instruments impacted the consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Year Ended December 31,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives			Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings
	2019	2018	2017		2019	2018	2017
Derivatives in Cash Flow Hedging Relationship
Derivative contracts	$(20)	$28	$(52)
				Net revenues	$22	$18	$60
				Cost of sales	1	—	1
				Marketing, administration and research costs	2	6	(7)
				Interest expense, net	(8)	(1)	(41)
Derivatives in Net Investment Hedging Relationship
Derivative contracts	369	324	(1,644)
Total	$349	$352	$(1,696)		$17	$23	$13

Cash Flow Hedges

PMI has entered into derivative contracts to hedge the foreign currency exchange and interest rate risks related to certain forecasted transactions. Gains and losses associated with qualifying cash flow hedge contracts are deferred as components of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s consolidated statements of earnings. As of December 31, 2019, PMI has hedged forecasted transactions for periods not exceeding the next twelve months, with the exception of one derivative contract that expires in May 2024. The impact of these hedges is primarily included in operating cash flows on PMI’s consolidated statements of cash flows.

Hedges of Net Investments in Foreign Operations

PMI designates certain foreign currency denominated debt and derivative contracts as net investment hedges, primarily of its Euro net assets. For the years ended December 31, 2019, 2018 and 2017, these hedges of net investments resulted in gains (losses), net of income taxes, of $470 million, $521 million and $(1,725) million, respectively, principally related to changes in the exchange rates between the Euro and U.S. dollar. These gains (losses) were reported as a component of accumulated other comprehensive losses within currency translation adjustments and were substantially offset by the losses and gains generated on the underlying assets. For the years ended December 31, 2019 and 2018, the gains for amounts excluded from the effectiveness testing recognized in earnings were $230 million and $260 million, respectively. These gains were accounted for in interest expense, net, on the consolidated statement of earnings. The premiums paid for, and settlements of, net investment hedges are included in investing cash flows on PMI’s consolidated statements of cash flows.

Other Derivatives

PMI has entered into derivative contracts to hedge the foreign currency exchange and interest rate risks related to intercompany loans between certain subsidiaries, and third-party loans. While effective as economic hedges, no hedge accounting is applied for these contracts; therefore, the unrealized gains (losses) relating to these contracts are reported in marketing, administration and research costs in PMI’s consolidated statements of earnings. For the years ended December 31, 2019, 2018 and 2017, the gains (losses) from contracts for which PMI did not apply hedge accounting were $(57) million, $405 million and $382 million, respectively. The gains (losses) from these contracts substantially offset the losses and gains generated by the underlying intercompany and third-party loans being hedged.

As a result, for the years ended December 31, 2019, 2018 and 2017, these items impacted the consolidated statement of earnings as follows:

(pre-tax, in millions)
Derivatives not Designated as Hedging Instruments	Statement of Earnings Classification of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Earnings
		2019	2018	2017
Derivative contracts
	Interest expense, net	$94	$62	$(60)
Total		$94	$62	$(60)

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses

Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

	For the Years Ended December 31,
(in millions)	2019	2018	2017
Gain as of January 1,	$35	$42	$97
Derivative (gains)/losses transferred to earnings	(14)	(31)	(11)
Change in fair value	(18)	24	(44)
Gain as of December 31,	$3	$35	$42

At December 31, 2019, PMI expects $22 million of derivative gains that are included in accumulated other comprehensive losses to be reclassified to the consolidated statement of earnings within the next 12 months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.

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

Derivative Financial Instruments

PMI assesses the fair value of its foreign exchange contracts and interest rate contracts using standard valuation models that use, as their basis, readily observable market inputs. The fair value of PMI’s foreign exchange forward contracts is determined by using the prevailing foreign exchange spot rates and interest rate differentials, and the respective maturity dates of the instruments. The fair value of PMI’s currency options is determined by using a Black-Scholes methodology based on foreign exchange spot rates and interest rate differentials, currency volatilities and maturity dates. PMI’s derivative financial instruments have been classified within Level 2 at December 31, 2019 and 2018. See Note 15. Financial Instruments for additional discussion of derivative financial instruments.

Pension Plan Assets

The fair value of pension plan assets, determined by using readily available quoted market prices in active markets, has been classified within Level 1 of the fair value hierarchy at December 31, 2019 and 2018. The fair value of pension plan assets, determined by using quoted prices in markets that are not active, has been classified within Level 2 at December 31, 2019 and 2018. See Note 13. Benefit Plans for additional discussion of pension plan assets.

Debt

The fair value of PMI’s outstanding debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. The aggregate carrying value of PMI’s debt, excluding short-term borrowings and $56 million of finance leases, was $30,651 million at December 31, 2019. The aggregate carrying value of PMI’s debt, excluding short-term borrowings and $33 million of finance leases, was $30,996 million at December 31,

2018. The fair value of PMI's outstanding debt, excluding the aforementioned short-term borrowings and finance leases, was classified within Level 1 and Level 2 at December 31, 2019 and 2018.

The aggregate fair values of PMI’s investments in equity securities, derivative financial instruments, pension plan assets and PMI's debt as of December 31, 2019, were as follows:

(in millions)	Fair Value at December 31, 2019	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities (1)	$332	$332	$—	$—
Derivative contracts	390	$—	390	—
Pension plan assets	7,619	6,059	1,560	—
Total assets in fair value hierarchy	$8,341	$6,391	$1,950	$—
Pension plan assets measured at net asset value (2)	309
Total assets	$8,650
Liabilities:
Debt	$32,988	$32,821	$167	$—
Derivative contracts	419	—	419	—
Total liabilities	$33,407	$32,821	$586	$—
(1) Unrealized pre-tax gain of $44 million ($35 million net of tax) on equity securities was recorded in the consolidated statement of earnings for the year ended December 31, 2019.

(2) In accordance with FASB ASC Subtopic 820-10, certain investments measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

The aggregate fair values of PMI’s investments in equity securities, derivative financial instruments, pension plan assets and PMI's debt as of December 31, 2018 , were as follows:

(in millions)	Fair Value at December 31, 2018	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities	$288	$288	$—	$—
Derivative contracts	220	—	220	—
Pension plan assets	6,600	4,631	1,969	—
Total assets in fair value hierarchy	$7,108	$4,919	$2,189	$—
Pension plan assets measured at net asset value (1)	288
Total assets	$7,396
Liabilities:
Debt	$31,162	$30,997	$165	$—
Derivative contracts	631	—	631	—
Total liabilities	$31,793	$30,997	$796	$—

(1) In accordance with FASB ASC Subtopic 820-10, certain investments measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

Note 17.

Accumulated Other Comprehensive Losses:

PMI's accumulated other comprehensive losses, net of taxes, consisted of the following:

(Losses) Earnings	At December 31,
(in millions)	2019	2018	2017
Currency translation adjustments	$(5,537)	$(6,500)	$(5,761)
Pension and other benefits	(3,829)	(3,646)	(2,816)
Derivatives accounted for as hedges	3	35	42
Total accumulated other comprehensive losses	$(9,363)	$(10,111)	$(8,535)

Reclassifications from Other Comprehensive Earnings

The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement, including those related to the deconsolidation of RBH, are shown on the consolidated statements of comprehensive earnings for the years ended December 31, 2019, 2018, and 2017. For the year ended 2017, $2 million of net currency translation adjustment gains/(losses) were transferred from other comprehensive earnings to marketing, administration and research costs in the consolidated statements of earnings, respectively, upon liquidation of subsidiaries. For additional information, see Note 13. Benefit Plans for disclosures related to PMI's pension and other benefits, Note 15. Financial Instruments for disclosures related to derivative financial instruments and Note 22. Deconsolidation of RBH for disclosures related to the deconsolidation of RBH.

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

We and our subsidiaries record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, except as stated otherwise in this Note 18. Contingencies, while it is reasonably possible that an unfavorable outcome in a case may occur, after assessing the information available to it (i) management has not concluded that it is probable that a loss has been incurred in any of the pending tobacco-related cases; (ii) management is unable to estimate the possible loss or range of loss for any of the pending tobacco-related cases; and (iii) accordingly, no estimated loss has been accrued in the consolidated financial statements for unfavorable outcomes in these cases, if any. Legal defense costs are expensed as incurred.

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
CCAA Proceedings and Stay of Tobacco-Related Cases Pending in Canada
As a result of the Court of Appeal of Quebec’s decision in both the Létourneau and Blais cases described below, our subsidiary, Rothmans, Benson & Hedges Inc. (“RBH”), and the other defendants, JTI Macdonald Corp., and Imperial Tobacco Canada Limited, sought protection in the Ontario Superior Court of Justice under the Companies’ Creditors Arrangement Act (“CCAA”) on March 22, March 8, and March 12, respectively. CCAA is a Canadian federal law that permits a Canadian business to restructure its affairs while carrying on its business in the ordinary course. The initial CCAA order made by the Ontario Superior Court on March 22, 2019 authorizes RBH to pay all expenses incurred in carrying on its business in the ordinary course after the CCAA filing, including obligations to employees, vendors, and suppliers. As further described in Note 22. Deconsolidation of RBH, RBH is now deconsolidated from our consolidated financial statements. As part of the CCAA proceedings, there is currently a comprehensive stay up to and including March 12, 2020 of all tobacco-related litigation pending in Canada against RBH and the other defendants, including PMI and our indemnitees (PM USA and Altria), namely, the smoking and health class actions filed in various Canadian provinces and health care cost recovery actions. These proceedings are presented below under the caption “Stayed Litigation — Canada.” Ernst & Young Inc. has been appointed as monitor of RBH in the CCAA proceedings. In accordance with the CCAA process, as the parties work towards a plan of arrangement or compromise in a confidential mediation, it is anticipated that the court will set additional hearings and further extend the stay of proceedings. On April 17, 2019, the Ontario Superior Court ruled that RBH and the other defendants will not be allowed to file an application to the Supreme Court of Canada for leave to appeal the Court of Appeal’s decision in the Létourneau and the Blais cases so long as the comprehensive stay of all tobacco-related litigation in Canada remains in effect and that the time period to file the application would be extended by the stay period. While RBH believes that the findings of liability and damages in both Létourneau and the Blais cases were incorrect, the CCAA proceedings will provide a forum for RBH to seek resolution through a plan of arrangement or compromise of all tobacco-related litigation pending in Canada. It is not possible to predict the resolution of the underlying legal proceedings or the length of the CCAA process.
Stayed Litigation — Canada

Smoking and Health Litigation — Canada

In the first class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI-Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, RBH and other Canadian manufacturers (Imperial Tobacco Canada Ltd. and JTI-Macdonald Corp.) are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, sought compensatory and punitive damages for each member of the class who allegedly suffers from certain smoking-related diseases. The class was certified in 2005. The trial court issued its judgment on May 27, 2015. The trial court found RBH and two other Canadian manufacturers liable and found that the class members’ compensatory damages totaled approximately CAD 15.5 billion, including pre-judgment interest (approximately $11.7 billion). The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion, including pre-judgment interest (approximately $2.34 billion)). In addition, the trial court awarded CAD 90,000 (approximately $67,980) in punitive damages, allocating CAD 30,000 (approximately $22,660) to RBH. The trial court estimated the disease class at 99,957 members. RBH appealed to the Court of Appeal of Quebec. In October 2015, the Court of Appeal ordered RBH to furnish security totaling CAD 226 million (approximately $170.7 million) to cover both the Létourneau and Blais cases, which RBH has paid in installments through March 2017. The Court of Appeal ordered Imperial Tobacco Canada Ltd. to furnish security totaling CAD 758 million (approximately $573 million) in installments through June 2017. JTI Macdonald Corp. was not required to furnish security in accordance with plaintiffs’ motion. The Court of Appeal ordered that the security is payable upon a final judgment of the Court of Appeal affirming the trial court’s judgment or upon further order of the Court of Appeal. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court’s findings of liability and the compensatory and punitive damages award while reducing the total amount of compensatory damages to approximately CAD 13.5 billion including interest (approximately $10.2 billion) due to the trial court’s error in the calculation of interest. The compensatory damages award is on a joint and several basis with an allocation of 20% to RBH (approximately CAD 2.7 billion, including pre-judgment interest (approximately $2.04 billion)). The Court of Appeal upheld the trial court’s findings that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking and by conspiring to prevent consumers from learning of the dangers of smoking. The Court of Appeal further held that the plaintiffs either need not prove, or had adequately proven, that these faults were a cause of the class members’ injuries. In accordance with the judgment, defendants are required to deposit their respective portions of the damages awarded in both the Létourneau case described below and the Blais case, approximately CAD 1.1 billion (approximately $831 million), into trust accounts within 60 days. RBH’s share of the deposit is approximately CAD 257 million (approximately $194.1 million). PMI recorded a pre-tax charge of $194 million in its consolidated results, representing $142 million net of tax, as tobacco litigation-related expense, in the first quarter of 2019. The charge reflects PMI’s assessment of the portion of the judgment that represents probable and estimable loss prior to the deconsolidation of RBH and corresponds to the trust account deposit required by the judgment.

In the second class action pending in Canada, Cecilia Létourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI-Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, RBH and other Canadian manufacturers (Imperial Tobacco Canada Ltd. and JTI-Macdonald Corp.) are defendants.  The plaintiff, an individual smoker, sought compensatory and punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005. The trial court issued its judgment on May 27, 2015. The trial court found RBH and two other Canadian manufacturers liable and awarded a total of CAD 131 million (approximately $99 million) in punitive damages, allocating CAD 46 million (approximately $34.7 million) to RBH. The trial court estimated the size of the addiction class at 918,000 members but declined to award compensatory damages to the addiction class because the evidence did not establish the claims with sufficient accuracy. The trial court found that a claims process to allocate the awarded punitive damages to individual class members would be too expensive and difficult to administer. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court’s findings of liability and the total amount of punitive damages awarded allocating CAD 57 million including interest (approximately $43.1 million) to RBH. See the Blais description above and Note 22. Deconsolidation of RBH below for further detail concerning the security order pertaining to both Létourneau and Blais cases and the impact of the decision on PMI’s financial statements.

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
__________

The table below lists the number of tobacco-related cases pertaining to combustible products pending against us and/or our subsidiaries or indemnitees as of February 3, 2020, February 4, 2019 and February 9, 2018:¹

Type of Case	Number of Cases Pending as of February 3, 2020	Number of Cases Pending as of February 4, 2019	Number of Cases Pending as of February 9, 2018
Individual Smoking and Health Cases	50	55	57
Smoking and Health Class Actions	10	10	11
Health Care Cost Recovery Actions	17	16	16
Label-Related Class Actions	—	1	1
Individual Label-Related Cases	5	7	1
Public Civil Actions	2	2	2

Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 501 Smoking and Health, Label-Related, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Thirteen cases have had decisions in favor of plaintiffs. Nine of these cases have subsequently reached final resolution in our favor and four remain on appeal.

The table below lists the verdict and significant post-trial developments in the four pending cases where a verdict was returned in favor of the plaintiff:

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
February 2004	Brazil/The Smoker Health Defense Association	Class Action
The Civil Court of São Paulo found defendants liable without hearing evidence. In April 2004, the court awarded “moral damages” of R$1,000 (approximately $233) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not assess actual damages, which were to be assessed in a second phase of the case. The size of the class was not defined in the ruling.

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
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Blais class on liability and found the class members’ compensatory damages totaled approximately CAD 15.5 billion (approximately $11.7 billion), including pre-judgment interest. The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion including pre-judgment interest (approximately $2.34 billion)). The trial court awarded CAD 90,000 (approximately $67,980) in punitive damages, allocating CAD 30,000 (approximately $22,660) to our subsidiary. The trial court ordered defendants to pay CAD 1 billion (approximately $755.3 million) of the compensatory damage award, CAD 200 million (approximately $151.1 million) of which is our subsidiary’s portion, into a trust within 60 days.

In June 2015, RBH commenced the appellate process with the Court of Appeal of Quebec. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court's decision. (See “Stayed Litigation — Canada” for further detail.)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
May 27, 2015	Canada/Cecilia Létourneau	Class Action
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Létourneau class on liability and awarded a total of CAD 131 million (approximately $99 million) in punitive damages, allocating CAD 46 million (approximately $34.7 million) to RBH. The trial court ordered defendants to pay the full punitive damage award into a trust within 60 days. The court did not order the payment of compensatory damages.

In June 2015, RBH commenced the appellate process with the Court of Appeal of Quebec. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court's decision. (See “Stayed Litigation — Canada” for further detail.)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
August 5, 2016	Argentina/Hugo Lespada	Individual Action
On August 5, 2016, the Civil Court No. 14 - Mar del Plata, issued a verdict in favor of plaintiff, an individual smoker, and awarded him ARS 110,000 (approximately $1,825), plus interest, in compensatory and moral damages. The trial court found that our subsidiary failed to warn plaintiff of the risk of becoming addicted to cigarettes.

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

As of February 3, 2020, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•
50 cases brought by individual plaintiffs in Argentina (31), Brazil (5), Canada (2), Chile (5), Costa Rica (1), Italy (1), the Philippines (1), Poland (2), Turkey (1) and Scotland (1), compared with 55 such cases on February 4, 2019, and 57 cases on February 9, 2018; and

•	10 cases brought on behalf of classes of individual plaintiffs in Brazil (1) and Canada (9), compared with 10 such cases on February 4, 2019 and 11 such cases on February 9, 2018.

The class actions pending in Canada are described above under the caption “Smoking and Health Litigation — Canada.”

In the class action pending in Brazil, The Smoker Health Defense Association (ADESF) v. Souza Cruz, S.A. and Philip Morris Marketing, S.A., Nineteenth Lower Civil Court of the Central Courts of the Judiciary District of São Paulo, Brazil, filed July 25, 1995, our subsidiary and another member of the industry are defendants. The plaintiff, a consumer organization, is seeking damages for all addicted smokers and former smokers, and injunctive relief. In 2004, the trial court found defendants liable without hearing evidence and awarded “moral damages” of R$1,000 (approximately $233) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class was not estimated. Defendants appealed to the São Paulo Court of Appeals, which annulled the ruling in November 2008, finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In May 2011, the trial court dismissed the claim. In February 2015, the appellate court unanimously dismissed plaintiff's appeal. In September 2015, plaintiff appealed to the Superior Court of Justice. In February 2017, the Chief Justice of the Superior Court of Justice denied plaintiff's appeal. In March 2017, plaintiff filed an en banc appeal to the Superior Court of Justice. In addition, the defendants filed a constitutional appeal to the Federal Supreme Tribunal on the basis that plaintiff did not have standing to bring the lawsuit. Both appeals are still pending.

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

As of February 3, 2020, there were 17 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Brazil (1), Canada (10), Korea (1) and Nigeria (5), compared with 16 such cases on February 4, 2019 and 16 such cases on February 9, 2018.

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

As of February 3, 2020, there were 5 label-related cases brought by individual plaintiffs in Italy (1) and Chile (4) pending against our subsidiaries, compared with 7 such case on February 4, 2019, and 1 such case on February 9, 2018.

An individual plaintiff filed a purported class action certification motion, Aharon Ringer v. Philip Morris Ltd. and Globrands Ltd., on July 18, 2017, in the Central District Court of Israel. Our Israeli affiliate and an Israeli importer and distributor for other multinational tobacco companies were defendants. Plaintiff sought to represent a class of smokers in Israel who have purchased cigarettes imported by defendants since July 18, 2010. Plaintiff estimated the class size to be 7,000,000 smokers. Plaintiff alleged that defendants misled consumers by not disclosing sufficient information about carbon monoxide, tar, and nicotine yields of, and tobacco contained in, the imported cigarettes. Plaintiff sought various forms of relief, including an order for defendants to label cigarette packs in accordance with plaintiff’s demands, and damages for misleading consumers, breach of autonomy and unjust enrichment. In September 2019, plaintiff voluntarily withdrew the class certification motion, and the trial court dismissed the case with prejudice.

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

As of February 3, 2020, there were 2 public civil actions pending against our subsidiaries in Argentina (1) and Venezuela (1), compared with 2 such cases on February 4, 2019, and 2 such cases on February 9, 2018.

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

Reduced-Risk Products

In Colombia, an individual filed a purported class action, Ana Ferrero Rebolledo vs. Philip Morris Colombia S.A., et al., in April 2019 against our subsidiaries with the Civil Court of Bogota related to the marketing of our Platform 1 product. Plaintiff alleges that our subsidiaries advertise the product in contravention of law and in a manner that misleads consumers by portraying the product in a positive light, and further asserts that the Platform 1 vapor contains many toxic compounds, creates a high level of dependence, and has damaging second-hand effects. Plaintiff seeks injunctive relief and damages on her behalf and on a behalf of two classes (class 1 - all Platform 1 consumers in Colombia who seek damages for the purchase price of the product and personal injuries related to the alleged addiction, and class 2 - all residents of the neighborhood where the advertising allegedly took place who seek damages for exposure to the alleged illegal advertising). Our subsidiaries answered the complaint in January 2020.

Other Litigation

The Department of Special Investigations of the government of Thailand ("DSI") conducted an investigation into alleged underpayment by our subsidiary, Philip Morris (Thailand) Limited ("PM Thailand"), of customs duties and excise taxes relating to imports from the Philippines covering the period 2003-2007. On January 18, 2016, the Public Prosecutor filed charges against our subsidiary and seven former and current employees in the Bangkok Criminal Court alleging that PM Thailand and the individual defendants jointly and with the intention to defraud the Thai government, under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries of cigarettes from the Philippines during the period of July 2003 to June 2006. The government is seeking a fine of approximately THB 80.8 billion (approximately $2.58 billion). In May 2017, Thailand enacted a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies. Trial in the case began in November 2017 and concluded in September 2019. In November 2019, the trial court found our subsidiary guilty of under-declaration of the prices and imposed a fine of approximately THB 1.2 billion (approximately $38.4 million). The trial court dismissed all charges against the individual defendants. In December 2019, as required by the Thai law, our subsidiary paid the fine. This payment is included in other assets on the consolidated balance sheets and in cash used in operating activities in the consolidated statements of cash flows. Our subsidiary will appeal the trial court’s decision. If our subsidiary ultimately prevails on appeal, then Thailand will be required to return this payment to our subsidiary.

The DSI also conducted an investigation into alleged underpayment by PM Thailand of customs duties and excise taxes relating to imports from Indonesia covering the period 2000-2003. On January 26, 2017, the Public Prosecutor filed charges against PM Thailand and its former Thai employee in the Bangkok Criminal Court alleging that PM Thailand and its former employee jointly and with the intention to defraud the Thai government under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries during the period from January 2002 to July 2003. The government is seeking a fine of approximately THB 19.8 billion (approximately $633 million). In May 2017, Thailand enacted  a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law, and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and a Thai court. Trial in the case began in November 2018 and concluded in December 2019. The case is awaiting a court decision in March 2020.

The South Korean Board of Audit and Inspection (“BAI”) conducted an audit of certain Korean government agencies and the tobacco industry into whether inventory movements ahead of the January 1, 2015 increase of cigarette-related taxes by tobacco companies, including Philip Morris Korea Inc. ("PM Korea"), our South Korean affiliate, were in compliance with South Korean tax laws.  In November 2016, the tax authorities completed their audit and assessed allegedly underpaid taxes and penalties.  In order to avoid nonpayment financial costs, PM Korea paid approximately KRW 272 billion (approximately $227 million), of which KRW 100 billion (approximately $83.5 million) was paid in 2016 and KRW 172 billion (approximately $143.7 million) was paid in the first quarter of 2017.  These amounts are included in other assets in the consolidated balance sheets and in cash used in operating activities in the consolidated statements of cash flows.  PM Korea appealed the assessments. In January 2020, a trial court ruled that PM Korea did not underpay the approximately KRW 218 billion (approximately $182 million) in taxes that were subject to its jurisdiction. The tax authorities have appealed this decision. If the tax authorities ultimately lose, then they would be required to return the paid amounts to PM Korea. PM Korea's appeal of approximately KRW 54 billion of alleged underpayments (approximately $45 million) is pending at another court. The tax authorities have also referred the matter to the Public Prosecutor. On June 19, 2018, the Public Prosecutor decided not to file criminal charges against PM Korea and/or other alleged co-offenders. The Public Prosecutor also decided not to prosecute PM Korea and its managing director in connection with a criminal complaint against them that had been filed by the South Korean Ministry of Strategy and Finance (“MOSF”). In the criminal complaint, the MOSF alleged that PM Korea exceeded the monthly product withdrawal limits that the MOSF had set in its notice. In March 2019, the Supreme Prosecutor's Office dismissed both the tax authorities' and the MOSF's appeals on the decisions of the Public Prosecutor, concluding the criminal investigations in these matters.

The Moscow Tax Inspectorate for Major Taxpayers (“MTI”) conducted an audit of AO Philip Morris Izhora (“PM Izhora”), our Russian affiliate, for the 2015-2017 financial years. On July 26, 2019, MTI issued its initial assessment, claiming that intercompany sales of cigarettes between PM Izhora and another Russian affiliate prior to excise tax increases and submission by PM Izhora of the maximum retail sales price notifications for cigarettes to the tax authorities were improper under Russian tax laws and resulted in underpayment of excise taxes and VAT. In August 2019, PM Izhora submitted its objections disagreeing with MTI’s allegations set forth in the initial assessment and MTI’s methodology for calculating the alleged underpayments. MTI accepted some of PM Izhora’s arguments and in September 2019, issued the final tax assessment claiming an underpayment of RUB 24.3 billion (approximately $374 million), including penalties and interest. In accordance with Russian tax laws, PM Izhora paid the entire amount of MTI’s final assessment. This amount was neither imposed on, nor concurrent with, the specific revenue-producing transaction, nor was it collected from customers of our Russian affiliates. PMI believes that the loss of $374 million in this matter is probable and estimable. Consequently, in the third quarter of 2019, PMI recorded a pre-tax charge of $374 million, in marketing, administration and research costs in the consolidated statements of earnings, representing $315 million net of income tax. Under the Russian law, PM Izhora has until mid-September 2020 to challenge the final tax assessment to the Federal Tax Service and is considering whether to pursue such challenge.

A putative shareholder class action lawsuit, In re Philip Morris International Inc. Securities Litigation, is pending in the United States District Court for the Southern District of New York, purportedly on behalf of purchasers of Philip Morris International Inc. stock between July 26, 2016 and April 18, 2018.  The lawsuit names Philip Morris International Inc. and certain officers and employees as defendants and includes allegations that the defendants made false and/or misleading statements and/or failed to disclose information about PMI’s business, operations, financial condition, and prospects, related to product sales of, and alleged irregularities in clinical studies of, PMI’s Platform 1 product.  The lawsuit seeks various forms of relief, including damages. In November 2018, the court consolidated three putative shareholder class action lawsuits with similar allegations previously filed in the Southern District of New York (namely, City of Westland Police and Fire Retirement System v. Philip Morris International Inc., et al, Greater Pennsylvania Carpenters’ Pension Fund v. Philip Morris International Inc., et al., and Gilchrist v. Philip Morris International Inc., et al.) into these proceedings. A putative shareholder class action lawsuit, Rubenstahl v. Philip Morris International Inc., et al., that had been previously filed in December 2017 in the United States District Court for the District of New Jersey, was voluntarily dismissed by the plaintiff due to similar allegations in these proceedings. On February 4, 2020, the court granted defendants’ motion in its entirety, dismissing all but one of the plaintiffs’ claims with prejudice.  The court noted that one of plaintiffs’ claims (allegations relating to four non-clinical studies of PMI’s Platform 1 product) did not state a viable claim but allowed plaintiffs to replead that claim by March 3, 2020.  We believe that this lawsuit is without merit and, in the event that plaintiffs take further action, will continue to defend it vigorously.

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

The effects of these derivative financial instrument assets and liabilities on PMI's consolidated balance sheets were as follows:

(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Received/Pledged

At December 31, 2019
Assets
Derivative contracts	$390	$—	$390	$(297)	$(91)	$2
Liabilities
Derivative contracts	$419	$—	$419	$(297)	$(59)	$63
At December 31, 2018
Assets
Derivative contracts	$220	$—	$220	$(124)	$(80)	$16
Liabilities
Derivative contracts	$631	$—	$631	$(124)	$(427)	$80

Note 20.

Sale of Accounts Receivable:

To mitigate risk and enhance cash and liquidity management PMI sells trade receivables to unaffiliated financial institutions. These arrangements allow PMI to sell, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold are generally short-term in nature and are removed from the consolidated balance sheets. PMI sells trade receivables under two types of arrangements, servicing and non-servicing. For servicing arrangements, PMI continues to service the sold trade receivables on an administrative basis and does not act on behalf of the unaffiliated financial institutions. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material for the years ended December 31, 2019 and 2018. Under the non-servicing arrangements, PMI does not provide any administrative support or servicing after the trade receivables have been sold to the unaffiliated financial institutions.

Cumulative trade receivables sold, including excise taxes, for the years ended December 31, 2019 and 2018, were $10.7 billion and $11.0 billion, respectively. PMI’s operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of December 31, 2019, 2018 and 2017, were $0.9 billion, $1.0 billion and $1.1 billion, respectively. The net proceeds received are included in cash provided by operating activities in the consolidated statements of cash flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of trade receivables within marketing, administration and research costs in the consolidated statements of earnings. For the years ended December 31, 2019, 2018 and 2017 the loss on sale of trade receivables was immaterial.

Note 21.

Asset Impairment and Exit Costs:

Global Manufacturing Infrastructure Optimization

In light of declining PMI cigarette volumes resulting from lower total industry volumes and the shift to smoke-free alternatives, PMI continues to optimize its global manufacturing infrastructure.

Germany

On November 4, 2019, PMI announced that, as part of its global manufacturing infrastructure optimization, its German affiliate, Philip Morris Manufacturing GmbH ("PMMG"), reached an agreement with employee representatives to end cigarette production in its factory in Berlin, Germany, by January 1, 2020. As a result of this agreement, during 2019, PMI recorded pre-tax asset impairment and exit costs of $342 million in the European Union segment. This amount included pension and employee separation costs of $251 million, which will be paid in cash, and asset impairment costs of $91 million, primarily related to machinery and equipment, which are non-cash charges.

Other

During 2019, PMI also recorded pre-tax asset impairment and exit costs of $80 million as part of its global manufacturing infrastructure optimization. These costs were related to a cigarette plant closure in Argentina ($15 million), Colombia ($45 million) and Pakistan ($20 million). The charges were reflected in the Latin America & Canada segment (Argentina and Colombia) and the South & Southeast Asia segment (Pakistan).

Asset Impairment and Exit Costs by Segment

During 2019, pre-tax asset impairment and exit costs consisted of the following:

(in millions)	2019
Separation programs:
European Union	$251
South & Southeast Asia	3
Latin America & Canada	49
Total separation programs	303
Asset impairment charges
European Union	91
South & Southeast Asia	17
Latin America & Canada	11
Total asset impairment charges	119
Asset impairment and exit costs	$422

The total pre-tax asset impairment and exit costs above were included in marketing, administration and research costs on the consolidated statements of earnings. During 2018 and 2017, PMI did not incur asset impairment and exit costs.

Movement in Exit Cost Liabilities

The movement in exit cost liabilities for the year ended December 31, 2019 was as follows:

(in millions)
Liability balance, January 1, 2019	$—
Charges, net	303
Cash spent	(49)
Currency/other(a)	(63)
Liability balance, December 31, 2019	$191

(a) Relates primarily to the reclassification of pension amounts.

Future cash payments for exit costs incurred to date are anticipated to be substantially paid by the end of 2021, with approximately $115 million expected to be paid in 2020.

Note 22.

Deconsolidation of RBH:

As discussed in Note 18. Contingencies, following the March 1, 2019, judgment of the Court of Appeal of Québec in two class action lawsuits against PMI's Canadian subsidiary, Rothmans, Benson & Hedges Inc. ("RBH"), PMI recorded in its consolidated results a pre-tax charge of $194 million, representing $142 million net of tax, in the first quarter of 2019. This pre-tax Canadian tobacco litigation-related expense was included in marketing, administration and research costs on PMI's consolidated statement of earnings for the year ended December 31, 2019. The charge reflects PMI’s assessment of the portion of the judgment that represents probable and estimable loss prior to the deconsolidation of RBH and corresponds to the trust account deposit required by the judgment. RBH’s share of the deposit is approximately CAD 257 million.

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

The difference between the carrying value of the assets and liabilities of RBH that were deconsolidated and the fair value of the continuing investment, as determined at the date of deconsolidation, was $239 million, before tax, and this loss on deconsolidation is reflected within marketing, administration and research costs on PMI’s consolidated statement of earnings for the year ended December 31, 2019. PMI also recorded a tax benefit of $49 million within the provision for income taxes for the year ended December 31, 2019, related to the reversal of a deferred tax liability on unremitted earnings of RBH.

RBH is party to transactions with PMI and its consolidated subsidiaries entered into in the normal course of business; these transactions include royalty payments and recharge of various corporate expenses for services benefiting RBH. Up to the date of CCAA filing, these transactions were eliminated on consolidation and had no impact on PMI’s consolidated statement of earnings. After deconsolidating RBH, these transactions are treated as third-party transactions in PMI’s financial statements. The amount of these related-party transactions is included within Note 4. Related Parties - Investments in Unconsolidated Subsidiaries, Equity Securities and Other.

Developments in the CCAA process, including resolution through a plan of arrangement or compromise of all pending tobacco-related litigation currently stayed in Canada, as discussed in Note 18. Contingencies, could result in a material change in the fair value of PMI’s continuing investment in RBH.

Note 23.

Leases:

PMI’s operating leases are principally for real estate (office space, warehouses and retail store space) and vehicles. Lease terms range from 1 year to 74 years, some of which include options to renew, which are reasonably certain to be renewed. Lease terms may also include options to terminate the lease. The exercise of a lease renewal or termination option is at PMI’s discretion.
PMI’s operating leases at December 31, 2019, were as follows:

(in millions)	December 31, 2019
Assets:
Other assets	$766

Liabilities:
Current
Accrued liabilities - Other	$194
Noncurrent
Income taxes and other liabilities	569
Total lease liabilities	$763

For information regarding PMI’s immaterial finance leases, see Note 16. Fair Value Measurements.

The components of PMI’s lease cost were as follows for the year ended December 31, 2019:

(in millions)	December 31, 2019
Operating lease cost	$242
Short-term lease cost	61
Variable lease cost	29
Total lease cost	$332

For the year ended December 31, 2019, lease cost of $79 million was recorded in cost of sales and $253 million was recorded in marketing, administration and research cost.

Maturity of PMI’s operating lease liabilities, on an undiscounted basis, as of December 31, 2019, was as follows (as calculated under the new guidance ASC 842 (Leases)):

(in millions)	Total
2020	$222
2021	162
2022	124
2023	92
2024	66
Thereafter	283
Total lease payments	949
Less: Interest	186
Present value of lease liabilities	$763

Minimum rental commitments under non-cancelable operating leases in effect at December 31, 2018, were as follows (as calculated under legacy guidance ASC 840 (Leases)):

(in millions)	Total
2019	$147
2020	103
2021	73
2022	52
2023	43
Thereafter	354
$772

Other information related to PMI’s operating leases was as follows for the year ended December 31, 2019:

(in millions)	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities in Operating cash flows	$240
Leased assets obtained in exchange for new operating lease liabilities	$221
Weighted-average remaining lease term (years)	9.6
Weighted-average discount rate(1)	4.4%
(1) PMI’s weighted-average discount rate is based on its estimated pre-tax cost of debt adjusted for country-specific risk.

For further details, see Note 24. New Accounting Standards.

Note 24.

New Accounting Standards:

Recently adopted

On February 25, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additionally, ASU 2016-02 modifies current guidance for lessors' accounting. ASU 2016-02 is effective for interim and annual reporting periods beginning on or after January 1, 2019, with early adoption permitted. PMI has identified its lease management system and has identified and evaluated the applicable leases. In addition to the guidance in ASU 2016-02, PMI has evaluated ASU 2018-11, which was issued in July 2018 and provides an optional transitional method. As a result of this evaluation, PMI elected to use the optional transition method, which allows companies to use the effective date as the date of initial application on transition and not adjust comparative period financial information or make the new required disclosures for periods prior to the effective date. Additionally, PMI elected to use the hindsight practical expedient, as well as the package of practical expedients permitted under the transition guidance within the new standard. Upon adoption, PMI recognized lease liabilities and the corresponding right-of-use assets (at the present value of future payments) for predominately all of its operating leases in place at that time. At January 1, 2019, PMI's adoption of ASU 2016-02 resulted in an increase of approximately $0.7 billion on its assets and liabilities in its statement of financial position. ASU 2016-02 did not have a material impact on its results of operations or cash flows. For further details, see Note 23. Leases.

On January 1, 2019, PMI elected to early adopt ASU 2018-15 “Intangibles - Goodwill and Other - Internal - Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.”  The adoption of ASU 2018-15 did not have a material impact on PMI's consolidated financial position or results of operations.

Note 25.

Quarterly Financial Data (Unaudited):

	2019 Quarters
(in millions, except per share data)	1st	2nd	3rd	4th
Net revenues	$6,751	$7,699	$7,642	$7,713
Gross profit	$4,286	$5,034	$5,037	$4,935
Net earnings attributable to PMI	$1,354	$2,319	$1,896	$1,616
Per share data:
Basic EPS	$0.87	$1.49	$1.22	$1.04
Diluted EPS	$0.87	$1.49	$1.22	$1.04
Dividends declared	$1.14	$1.14	$1.17	$1.17

	2018 Quarters
(in millions, except per share data)	1st	2nd	3rd	4th
Net revenues	$6,896	$7,726	$7,504	$7,499
Gross profit	$4,281	$4,982	$4,886	$4,718
Net earnings attributable to PMI	$1,556	$2,198	$2,247	$1,910
Per share data:
Basic EPS	$1.00	$1.41	$1.44	$1.23
Diluted EPS	$1.00	$1.41	$1.44	$1.23
Dividends declared	$1.07	$1.14	$1.14	$1.14

Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Philip Morris International Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Philip Morris International Inc. and its subsidiaries (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ (deficit) equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Fair Value of Equity Investment in Rothmans, Benson & Hedges Inc. ("RBH")

As described in Note 22 to the consolidated financial statements, the Company recorded the fair value of its continuing investment in RBH of $3.28 billion within Investments in unconsolidated subsidiaries and equity securities in the consolidated balance sheets. This investment was recorded as of March 22, 2019, which represented the fair value at the date of deconsolidation. The estimated fair value of the underlying business was determined based on an income approach using a discounted cash flow analysis, as well as a market approach for certain contingent liabilities. The discounted cash flow analysis and market approach include management assumptions relevant for forecasting operating cash flows, which are subject to changes in business conditions, such as volumes, pricing, the terminal growth rate, discount rates, inflation scenarios, and other strategic plans. The difference between the carrying value of the assets and liabilities of RBH that were deconsolidated and the fair value of the continuing investment was recorded as a $239 million pre-tax loss on deconsolidation within marketing, administration and research costs on the Company’s consolidated statement of earnings.

The principal considerations for our determination that performing procedures relating to the deconsolidation of RBH is a critical audit matter are that there was significant judgment by management required when developing the fair value measurement of the continuing investment in RBH. This led to a high degree of auditor subjectivity, judgment and effort in performing procedures and evaluating the estimated fair value of RBH which included significant assumptions related to the terminal growth rate, discount rates, inflation scenarios, and operating cash flow projections; and to evaluate management's estimate of the value of certain contingent liabilities. The audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the estimated fair value of the RBH investment, including controls over the discounted cash flow analysis and market approach, input data and key assumptions utilized in determination of the fair value. These procedures also included, among others, testing management’s process for determining the fair value of the continuing investment in RBH as of the date of deconsolidation. This included evaluating the appropriateness of the discounted cash flow analysis and market approach to value the contingent liabilities including the reasonableness of the input data and significant assumptions used by management in developing the fair value measurement including the terminal growth rate, discount rates, inflation scenarios, operating cash flow projections, market size and market share data. Professionals with specialized skill and knowledge were used to assist in evaluating the Company’s discounted cash flow analysis and market approach, and evaluation of significant assumptions, including the terminal growth rate, discount rates and inflation scenarios utilized by the Company. Evaluating whether the significant assumptions were reasonable involved considering (i) the past performance of the associated Canadian reporting unit, and (ii) whether they were consistent with evidence obtained in other areas of the audit.

Smoking and Health and Health Care Cost Recovery Contingencies

As described in Note 18 to the consolidated financial statements, the Company has 77 smoking and health cases and health care cost recovery actions pending. The Company records provisions in the consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Except as stated otherwise in Note 18, while it is reasonably possible that an unfavorable outcome in a case may occur, after assessing the information available, (i) management has not concluded that it is probable that a loss has been incurred in any of the pending smoking and health and health care cost recovery tobacco-related cases; (ii) management is unable to estimate the possible loss or range of loss for any of the pending smoking and health and health care cost recovery tobacco-related cases; and (iii) accordingly, no estimated loss has been accrued in the consolidated financial statements for unfavorable outcomes in these cases, if any.

The principal considerations for our determination that performing procedures relating to smoking and health and health care cost recovery contingencies is a critical audit matter are that there was significant judgment by management when determining the probability of a loss being incurred and an estimate of the amount or range of the potential loss for each case, which in turn led to a high degree of auditor subjectivity, judgment and effort in evaluating management’s assessment related to the loss contingencies associated with smoking and health and health care cost recovery related claims.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s evaluation of smoking and health and health care cost recovery litigation matters, including controls over determining the probability and range of loss as well as financial statement disclosures. These procedures also included, among others, evaluating the completeness of the Company’s description of smoking and health and health care cost recovery contingencies, obtaining and evaluating the letters of audit inquiry with external and internal legal counsel, evaluating the reasonableness of management’s assessment regarding whether an unfavorable outcome is reasonably possible or probable and reasonably estimable, and evaluating the sufficiency of the Company’s smoking and health and health care cost recovery contingencies disclosures.

/S/ PRICEWATERHOUSECOOPERS SA
PricewaterhouseCoopers SA

/S/ CHAD MUELLER	/S/ CLAUDIA BENZ
Chad Mueller	Claudia Benz

Lausanne, Switzerland
February 7, 2020

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
Management assessed the effectiveness of PMI’s internal control over financial reporting as of December 31, 2019. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of PMI’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on this assessment, management determined that, as of December 31, 2019, PMI maintained effective internal control over financial reporting.
PricewaterhouseCoopers SA, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of PMI included in this report, has audited the effectiveness of PMI’s internal control over financial reporting as of December 31, 2019, as stated in their report herein.
February 7, 2020

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

None.
PART III

Except for the information relating to the executive officers set forth in Item 10 and the information relating to equity compensation plans set forth in Item 12, the information called for by Items 10-14 is hereby incorporated by reference to PMI’s definitive proxy statement for use in connection with its annual meeting of stockholders to be held on May 6, 2020, that will be filed with the SEC on or about March 26, 2020 (the “proxy statement”), and, except as indicated therein, made a part hereof.

Item 10.	Directors, Executive Officers and Corporate Governance.

Information About Our Executive Officers as of February 6, 2020:

Name	Office	Age
André Calantzopoulos	Chief Executive Officer	62
Massimo Andolina	Senior Vice President, Operations	51
Drago Azinovic	President, Middle East & Africa Region and PMI Duty Free	57
Werner Barth	Senior Vice President, Commercial	55
Charles Bendotti	Senior Vice President, People and Culture	47
Frank de Rooij	Vice President, Treasury and Corporate Finance	54
Frederic de Wilde	President, European Union Region	52
Marc S. Firestone	President, External Affairs and General Counsel	60
Stacey Kennedy	President, South and Southeast Asia Region	47
Martin G. King	Chief Financial Officer	55
Michael Kunst	Senior Vice President, Commercial Transformation	51
Andreas Kurali	Vice President and Controller	54
Bin Li	Chief Product Officer	48
Marco Mariotti	President, Eastern Europe Region	55
Mario Masseroli	President, Latin America & Canada Region	49
Deepak Mishra	Chief Strategy Officer	48
John O'Mullane	Chief Life Sciences Officer	66
Jacek Olczak	Chief Operating Officer	55
Paul Riley	President, East Asia and Australia Region	54
Marian Salzman	Senior Vice President, Global Communications	61
Jaime Suarez	Chief Digital Officer	46
Michael Voegele	Chief Technology Officer	47
Stefano Volpetti	Chief Consumer Officer	48
Jerry E. Whitson	Deputy General Counsel and Corporate Secretary	64
Miroslaw Zielinski	Chief New Ventures Officer	58

All of the above-mentioned officers, except Ms. Salzman, Mr. Mishra, Mr. Kunst, Mr. Voegele, Mr. O'Mullane, Mr. Volpetti and Mr. Li, have been employed by us in various capacities during the past five years.

Before joining Philip Morris International Inc. in April 2018, Ms. Salzman headed Havas PR North America, where she had served as Chief Executive Officer from 2011.

Before joining Philip Morris International Inc. in September 2018, Mr. Mishra was Managing Director, Portfolio Operations at Centerbridge Partners, a private equity firm, from 2014, where he led commercial, operational and digital transformation in various business sectors. From 2001 to 2014, Mr. Mishra was Partner and part of the Consumer Goods, Retail and Operations leadership team of McKinsey & Co, where he supported clients in their transformation projects.

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

Before joining Philip Morris International Inc. in May 2019, Mr. O'Mullane was Global Head SVP Innovation and Development for Consumer Health at Bayer AG from 2014.

Before joining Philip Morris International Inc. in June 2019, Mr. Volpetti served in various executive capacities at the Procter & Gamble Company from 1996, most recently, as Vice President of a global business unit. He also served as Chief Marketing Officer at Luxottica Group S.p.A. in 2015.

Before joining Philip Morris International Inc. in August 2019, Mr. Li served in various executive capacities at Harman International, a subsidiary of Samsung Electronics Co. Ltd., from 2010, most recently, as Senior Vice President and General Manager, Consumer Audio Product Development and Operations.

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

Also refer to Board Operations and Governance—Committees of the Board, Election of Directors—Process for Nominating Directors and Election of Directors—Director Nominees and Delinquent Section 16(a) Reports sections of the proxy statement.

Item 11.	Executive Compensation.

Refer to Compensation Discussion and Analysis and Compensation of Directors sections of the proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The number of shares to be issued upon exercise or vesting and the number of shares remaining available for future issuance under PMI’s equity compensation plans at December 31, 2019, were as follows:

	Number of Securities to be Issued upon Exercise of Outstanding Options and Vesting of RSUs and PSUs (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	6,289,960 (1)	$—	21,081,444

(1) Represents 3,725,870 shares of common stock that may be issued upon vesting of the restricted share units and 2,564,090 shares that may be issued upon vesting of the performance share units if maximum performance targets are achieved for each performance cycle. PMI has not granted options since the spin-off from Altria on March 28, 2008.

Also refer to Stock Ownership Information—Ownership of Equity Securities section of the proxy statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Refer to Related Person Transactions and Code of Conduct and Election of Directors—Independence of Nominees sections of the proxy statement.

Item 14.	Principal Accounting Fees and Services.

Refer to Audit Committee Matters section of the proxy statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Index to Consolidated Financial Statements and Schedules

Page
Consolidated Statements of Earnings for the years ended December 31, 2019, 2018 and 2017	53
Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2019, 2018 and 2017	54
Consolidated Balance Sheets at December 31, 2019 and 2018	55 - 56
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017	57 - 58
Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended December 31, 2019, 2018 and 2017	59
Notes to Consolidated Financial Statements	60 - 109
Report of Independent Registered Public Accounting Firm	110 - 112
Report of Management on Internal Control Over Financial Reporting	113

Schedules have been omitted either because such schedules are not required or are not applicable.

(b) The following exhibits are filed as part of this Report:

2.1	—
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

4.3	—	Description of Common Stock.
4.4	—	Description of Debt Securities.

4.6	—
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
Extension Agreement, effective as of February 5, 2019, to the Credit Agreement dated as of February 12, 2013, among Philip Morris International Inc., the lenders named therein, Citibank Europe PLC, UK Branch (formerly, Citibank International Limited), as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 29, 2019).

10.19	—	Philip Morris International Inc. Automobile Policy (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form 10 filed February 7, 2008).*
10.20	—	Philip Morris International Inc. Amended and Restated Automobile Policy, dated as of October 1, 2019.*
10.21	—	Philip Morris International Benefit Equalization Plan, amended and restated (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).*

10.22	—	Philip Morris International Inc. 2012 Performance Incentive Plan, effective May 9, 2012 (incorporated by reference to Exhibit A to the Definitive Proxy Statement filed on March 30, 2012).*
10.23	—	Philip Morris International Inc. 2017 Performance Incentive Plan, effective May 3, 2017 (incorporated by reference to Exhibit B to the Definitive Proxy Statement filed on March 23, 2017).*
10.24	—	Pension Fund of Philip Morris in Switzerland (IC) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).*
10.25	—	Summary of Supplemental Pension Plan of Philip Morris in Switzerland (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).*
10.26	—
Form of Restated Employee Grantor Trust Enrollment Agreement (Executive Trust Arrangement) (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form 10 filed February 7, 2008).*

10.27	—	Form of Restated Employee Grantor Trust Enrollment Agreement (Secular Trust Arrangement) (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form 10 filed February 7, 2008).*
10.28	—
Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors (as amended and restated as of January 1, 2018) (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 2017).*

10.29	—	Philip Morris International Inc. 2008 Deferred Fee Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form 10 filed February 7, 2008).*

10.30	—
Supplemental Letter to the Employment Agreement (as amended) with André Calantzopoulos (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017). The Employment Agreement was previously filed as Exhibit 10.22 to the Registration Statement on Form 10 filed February 7, 2008 and is incorporated by reference to this Exhibit 10.30. The Amendment to the Employment Agreement was previously filed as Exhibit 10.1 to the Current Report on Form 8-K/A filed June 13, 2013, and is incorporated by reference to this Exhibit 10.30.*

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

10.32	—	Employment Agreement,with Martin G. King, as of January 1, 2018 (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the year ended December 31, 2017).*
10.33	—
Supplemental Letter to the Employment Agreement (as amended) with Jacek Olczak (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019. The Employment Agreement was previously filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and is incorporated by reference to this Exhibit 10.33. The Amendment to the Employment Agreement was previously filed as Exhibit 10.33 to the Annual Report on Form 10-K for the year ended December 31, 2013 and is incorporated by reference to this Exhibit 10.33.*

10.34	—
Supplemental Letter to the Employment Agreement (as amended) with Miroslaw Zielinski (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019). The Employment Agreement was previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and is incorporated by reference to this Exhibit 10.34. The Amendment to the Employment Agreement was previously filed as Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2013 and is incorporated by reference to this Exhibit 10.34.*

10.35	—
Time Sharing Agreement between PMI Global Services Inc. and Louis C. Camilleri dated August 18, 2010 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 19, 2010).*

10.36	—
Time Sharing Agreement between PMI Global Services Inc. and André Calantzopoulos, dated May 8, 2013 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.37	—
Amendment No. 1 to the Time Sharing Agreement between PMI Global Services Inc. and André Calantzopoulos, dated December 23, 2014 (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K for the year ended December 31, 2014).*

10.38	—	Termination of the Time Sharing Agreement between PMI Global Services Inc. and André Calantzopoulos, dated November 12, 2019.*
10.39	—	Agreement with Louis C. Camilleri (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form 10 filed February 7, 2008).*
10.40	—	Amended and Restated Supplemental Management Employees’ Retirement Plan (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2008).*
10.41	—	Supplemental Equalization Plan, amended and restated as of June 29, 2015 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).*
10.42	—
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

10.45	—	Form of Deferred Stock Agreement (2015 Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 10, 2015).*
10.46	—	Philip Morris International Inc. Tax Return Preparation Services Policy (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K for the year ended December 31, 2014).*
10.47	—	Form of Restricted Stock Unit Agreement (2017 Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 7, 2017).*
10.48	—	Form of Performance Share Unit Agreement (2017 Grants) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 7, 2017).*
10.49	—	Form of Restricted Stock Unit Agreement (2018 Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 13, 2018).*
10.50	—	Form of Performance Share Unit Agreement (2018 Grants) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 13, 2018).*
10.51	—	Form of Restricted Stock Unit Agreement (2019 Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 12, 2019).*
10.52	—	Form of Performance Share Unit Agreement (2019 Grants) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 12, 2019).*

21	—	Subsidiaries of Philip Morris International Inc.
23	—	Consent of independent registered public accounting firm.
24	—	Powers of attorney.
31.1	—
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

32.1	—	Certification of the Registrant’s Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of the Registrant’s Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	—	XBRL Taxonomy Extension Schema.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	—	XBRL Taxonomy Extension Label Linkbase.
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Denotes management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHILIP MORRIS INTERNATIONAL INC.

By:	/s/ ANDRÉ CALANTZOPOULOS
(André Calantzopoulos Chief Executive Officer)

Date: February 7, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ ANDRÉ CALANTZOPOULOS	Chief Executive Officer	February 7, 2020
(André Calantzopoulos)
/s/ MARTIN G. KING	Chief Financial Officer	February 7, 2020
(Martin G. King)
/s/ ANDREAS KURALI	Vice President and Controller	February 7, 2020
(Andreas Kurali)
*LOUIS C. CAMILLERI, MASSIMO FERRAGAMO, WERNER GEISSLER, LISA A. HOOK, JENNIFER LI, JUN MAKIHARA, KALPANA MORPARIA, LUCIO A. NOTO, FREDERIK PAULSEN, ROBERT B. POLET, STEPHEN M. WOLF	Directors

*By:	/s/ ANDRÉ CALANTZOPOULOS	February 7, 2020
(André Calantzopoulos Attorney-in-fact)