Form 10-Q
period 2020-03-31
Philip Morris International Inc.
filed 2020-04-28
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At April 23, 2020, there were 1,557,129,538 shares outstanding of the registrant’s common stock, no par value per share.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Revenues including excise taxes	$18,253	$17,705
Excise taxes on products	11,100	10,954
Net revenues	7,153	6,751
Cost of sales	2,402	2,465
Gross profit	4,751	4,286
Marketing, administration and research costs (Notes 8, 18 & 19)	1,944	2,217
Amortization of intangibles	18	19
Operating income	2,789	2,050
Interest expense, net	129	152
Pension and other employee benefit costs (Note 3)	23	21
Earnings before income taxes	2,637	1,877
Provision for income taxes	596	424
Equity investments and securities (income)/loss, net	54	(11)
Net earnings	1,987	1,464
Net earnings attributable to noncontrolling interests	161	110
Net earnings attributable to PMI	$1,826	$1,354
Per share data (Note 6):
Basic earnings per share	$1.17	$0.87
Diluted earnings per share	$1.17	$0.87

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Net earnings	$1,987	$1,464
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of ($96) in 2020 and ($128) in 2019	(1,582)	286
(Gains)/losses transferred to earnings - deconsolidation of RBH, net of income taxes of $0 in 2020 and 2019 (Note 19)	—	502
Change in net loss and prior service cost:
Amortization of net losses, prior service costs and net transition costs, net of income taxes of ($17) in 2020 and ($4) in 2019	74	63
(Gains)/losses transferred to earnings - deconsolidation of RBH, net of income taxes of $0 in 2020 and ($15) in 2019 (Note 19)	—	27
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of ($5) in 2020 and $1 in 2019	26	(1)
(Gains) losses transferred to earnings, net of income taxes of $1 in 2020 and $1 in 2019	(9)	(4)
Total other comprehensive earnings (losses)	(1,491)	873
Total comprehensive earnings	496	2,337
Less comprehensive earnings attributable to:
Noncontrolling interests	81	109
Comprehensive earnings attributable to PMI	$415	$2,228

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$3,746	$6,861
Trade receivables (less allowances of $19 in 2020 and $20 in 2019)	2,785	3,080
Other receivables	549	637
Inventories:
Leaf tobacco	2,012	2,052
Other raw materials	2,155	1,596
Finished product	4,878	5,587
	9,045	9,235
Other current assets	736	701
Total current assets	16,861	20,514
Property, plant and equipment, at cost	13,700	14,446
Less: accumulated depreciation	7,593	7,815
	6,107	6,631
Goodwill (Note 4)	5,284	5,858
Other intangible assets, net (Note 4)	1,850	2,113
Investments in unconsolidated subsidiaries and equity securities (Notes 11&14)	4,390	4,635
Deferred income taxes	1,113	1,153
Other assets	1,889	1,971
TOTAL ASSETS	$37,494	$42,875

See notes to condensed consolidated financial statements.
Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share data)
(Unaudited)

	March 31, 2020	December 31, 2019
LIABILITIES
Short-term borrowings (Note 10)	$1,438	$338
Current portion of long-term debt (Note 10)	1,933	4,051
Accounts payable	2,073	2,299
Accrued liabilities:
Marketing and selling	645	666
Taxes, except income taxes	5,058	5,837
Employment costs	783	1,042
Dividends payable	1,832	1,831
Other	2,011	1,973
Income taxes	811	796
Total current liabilities	16,584	18,833
Long-term debt (Note 10)	24,999	26,656
Deferred income taxes	838	908
Employment costs	3,560	3,634
Income taxes and other liabilities	2,576	2,443
Total liabilities	48,557	52,474
Contingencies (Note 8)
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2020 and 2019)	—	—
Additional paid-in capital	1,992	2,019
Earnings reinvested in the business	30,984	30,987
Accumulated other comprehensive losses	(10,774)	(9,363)
	22,202	23,643
Less: cost of repurchased stock (552,210,107 and 553,421,668 shares in 2020 and 2019, respectively)	35,146	35,220
Total PMI stockholders’ deficit	(12,944)	(11,577)
Noncontrolling interests	1,881	1,978
Total stockholders’ deficit	(11,063)	(9,599)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$37,494	$42,875

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$1,987	$1,464

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	241	240
Deferred income tax (benefit) provision	(24)	(94)
Asset impairment and exit costs, net of cash paid (Note 18)	(48)	17
Cash effects of changes in:
Receivables, net	116	4
Inventories	(575)	237
Accounts payable	(65)	(7)
Accrued liabilities and other current assets	(662)	(855)
Income taxes	(54)	(251)
Pension plan contributions	(23)	(17)
Other	218	503	(1)
Net cash provided by operating activities	1,111	1,241

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(170)	(324)
Investments in unconsolidated subsidiaries and equity securities	(2)	(24)
Deconsolidation of RBH (Note 19)	—	(1,346)	(2)
Net investment hedges	684	91
Other	2	7
Net cash provided by (used in) investing activities	514	(1,596)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Short-term borrowing activity by original maturity:
Net issuances (repayments) - maturities of 90 days or less	$1,097	$(167)
Issuances - maturities longer than 90 days	25	989
Long-term debt repaid	(3,641)	(2,137)
Dividends paid	(1,828)	(1,780)
Sale (purchase) of subsidiary shares to/(from) noncontrolling interests	2	—
Other	(204)	(56)
Net cash used in financing activities	(4,549)	(3,151)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(191)	(28)

Cash, cash equivalents and restricted cash(3):
Increase (Decrease)	(3,115)	(3,534)
Balance at beginning of period	6,865	6,620
Balance at end of period	$3,750	$3,086

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

(3) The amounts for cash and cash equivalents shown above include restricted cash of $4 million and $5 million as of March 31, 2020 and 2019, respectively, and $4 million and $27 million as of December 31, 2019, and 2018, respectively, which were included in other current assets in the condensed consolidated balance sheets.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Three Months Ended March 31, 2020 and 2019
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, January 1, 2019	$—	$1,939	$31,014	$(10,111)	$(35,301)	$1,720	$(10,739)
Net earnings			1,354			110	1,464
Other comprehensive earnings (losses), net of income taxes				345		(1)	344
Issuance of stock awards		(32)			75		43
Dividends declared ($1.14 per share)			(1,780)				(1,780)
Payments to noncontrolling interests						(46)	(46)
Deconsolidation of RBH (Note 19)				529			529
Balances, March 31, 2019	$—	$1,907	$30,588	$(9,237)	$(35,226)	$1,783	$(10,185)
Balances, January 1, 2020	$—	$2,019	$30,987	$(9,363)	$(35,220)	$1,978	$(9,599)
Net earnings			1,826			161	1,987
Other comprehensive earnings (losses), net of income taxes				(1,411)		(80)	(1,491)
Issuance of stock awards		(25)			74		49
Dividends declared ($1.17 per share)			(1,829)				(1,829)
Payments to noncontrolling interests						(182)	(182)
Other		(2)		—		4	2
Balances, March 31, 2020	$—	$1,992	$30,984	$(10,774)	$(35,146)	$1,881	$(11,063)

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

PMI has analyzed the impact of the Coronavirus pandemic ("COVID-19") on its financial statements as of March 31, 2020. PMI has determined that the changes to its significant judgements and estimates did not have a material impact with respect to goodwill, intangible assets, long-lived assets or its hedge accounting activities. Additionally, PMI believes that the modification of certain customer payment terms has not changed its assessment of collectability and therefore, there has been no material impact on PMI’s revenue recognition.

As of March 22, 2019, PMI deconsolidated the financial results of its Canadian subsidiary, Rothmans, Benson & Hedges Inc. ("RBH") from PMI's financial statements. For further details, see Note 19. Deconsolidation of RBH.

These statements should be read in conjunction with the audited consolidated financial statements and related notes, which appear in PMI’s Annual Report on Form 10-K for the year ended December 31, 2019.

Note 2. Stock Plans:

In May 2017, PMI’s shareholders approved the Philip Morris International Inc. 2017 Performance Incentive Plan (the “2017 Plan”). Under the 2017 Plan, PMI may grant to eligible employees restricted shares and restricted share units, performance-based cash incentive awards and performance-based equity awards. Up to 25 million shares of PMI’s common stock may be issued under the 2017 Plan. At March 31, 2020, shares available for grant under the 2017 Plan were 17,384,530.

In May 2017, PMI’s shareholders also approved the Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors (the “2017 Non-Employee Directors Plan”). A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the 2017 Non-Employee Directors Plan. At March 31, 2020, shares available for grant under the plan were 954,084.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Restricted share unit (RSU) awards

During the three months ended March 31, 2020 and 2019, shares granted to eligible employees, the weighted-average grant date fair value per share related to RSU awards and the recorded compensation expense related to RSU awards were as follows:

	Number of Shares Granted	Weighted-Average Grant Date Fair Value Per RSU Award Granted	Compensation Expense Related to RSU Awards (in millions)
2020	1,599,380	$ 86.62	$39
2019	1,621,070	$ 77.13	$36

As of March 31, 2020, PMI had $218 million of total unrecognized compensation cost related to non-vested RSU awards. The cost is recognized over the original restriction period of the awards, which is typically three years after the date of the award, or upon death, disability or reaching the age of 58.

During the three months ended March 31, 2020, 1,011,318 RSU awards vested. The grant date fair value of all the vested awards was approximately $99 million. The total fair value of RSU awards that vested during the three months ended March 31, 2020 was approximately $88 million.

Performance share unit (PSU) awards

During the three months ended March 31, 2020 and 2019, PMI granted PSU awards to certain executives. The PSU awards require the achievement of certain performance factors, which are predetermined at the time of grant, typically over a three-year performance cycle. The performance metrics for such PSU's granted during the three months ended March 31, 2020 consisted of PMI's Total Shareholder Return ("TSR") relative to a predetermined peer group and on an absolute basis (40% weight), PMI’s currency-neutral compound annual adjusted diluted earnings per share growth rate (30% weight), and PMI’s performance against specific measures of PMI’s transformation, defined as net revenues from PMI's RRPs and any other non-combustible products as a percentage of PMI's total net revenues in the last year of the performance cycle (30% weight). The performance metrics for such PSUs granted during the three months ended March 31, 2019 consisted of PMI’s TSR relative to a predetermined peer group and on an absolute basis (50% weight), PMI’s currency-neutral compound annual adjusted operating income growth rate, excluding acquisitions (30% weight), and PMI’s performance against specific measures of PMI’s transformation (20% weight).

The aggregate of the weighted performance factors for the three metrics in each such PSU award determines the percentage of PSUs that will vest at the end of the three-year performance cycle. The minimum percentage of such PSUs that can vest is zero, with a target percentage of 100 and a maximum percentage of 200. Each such vested PSU entitles the participant to one share of common stock. An aggregate weighted PSU performance factor of 100 will result in the targeted number of PSUs being vested. At the end of the performance cycle, participants are entitled to an amount equivalent to the accumulated dividends paid on common stock during the performance cycle for the number of shares earned.

During the three months ended March 31, 2020 and 2019, shares granted to eligible employees, the grant date fair value per share and the recorded compensation expense related to PSU awards were as follows:

	Number of Shares Granted	PSU Grant Date Fair Value Subject to Other Performance Factors Per Share	PSU Grant Date Fair Value Subject to TSR Performance Factor Per Share	Compensation Expense Related to PSU Awards (in millions)
2020	643,640	$ 86.69	$ 79.76	$23
2019	625,200	$ 77.20	$ 83.59	$18

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	2020	2019
Risk-free interest rate (a)	1.4%	2.4%
Expected volatility (b)	23.5%	21.4%
(a) Based on the U.S. Treasury yield curve.
(b) Determined using the observed historical volatility.

As of March 31, 2020, PMI had $60 million of total unrecognized compensation cost related to non-vested PSU awards. The cost is recognized over the performance cycle of the awards, or upon death, disability or reaching the age of 58.

During the three months ended March 31, 2020, 343,806 PSU awards vested. The grant date fair value of all the vested awards was approximately $35 million. The total fair value of PSU awards that vested during the three months ended March 31, 2020 was approximately $30 million.

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

Pension and other employee benefit costs per the condensed consolidated statements of earnings consisted of the following:

	For the Three Months Ended March 31,
(in millions)	2020	2019
Net pension costs (income)	$(4)	$(5)
Net postemployment costs	25	24
Net postretirement costs	2	2
Total pension and other employee benefit costs	$23	$21

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	Pension (1)
	For the Three Months Ended March 31,
(in millions)	2020	2019
Service cost	$65	$54
Interest cost	17	29
Expected return on plan assets	(86)	(79)
Amortization:
Net loss	65	45
Prior service cost	—	—
Net periodic pension cost	$61	$49
(1) Primarily non-U.S. based defined benefit retirement plans.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Employer Contributions
PMI makes, and plans to make, contributions, to the extent that they are tax deductible and to meet specific funding requirements of its funded pension plans. Employer contributions of $23 million were made to the pension plans during the three months ended March 31, 2020. Currently, PMI anticipates making additional contributions during the remainder of 2020 of approximately $62 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest and currency rates.

Note 4. Goodwill and Other Intangible Assets, net:

The movements in goodwill were as follows:

(in millions)	European Union	Eastern Europe	Middle East & Africa	South & Southeast Asia	East Asia & Australia	Latin America & Canada	Total
Balances, December 31, 2019	$1,338	$300	$89	$2,898	$551	$682	$5,858
Changes due to:
Currency	(53)	(13)	(19)	(327)	(47)	(115)	(574)
Balances, March 31, 2020	$1,285	$287	$70	$2,571	$504	$567	$5,284

At March 31, 2020, goodwill primarily reflects PMI’s acquisitions in Colombia, Greece, Indonesia, Mexico, Pakistan and Serbia, as well as the business combination in the Philippines.

Details of other intangible assets were as follows:

		March 31, 2020			December 31, 2019
(in millions)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizable intangible assets		$1,112		$1,112	$1,319		$1,319
Amortizable intangible assets:
Trademarks	14 years	1,160	$518	642	1,217	$526	691
Distribution networks	8 years	103	67	36	113	72	41
Other*	9 years	104	44	60	106	44	62
Total other intangible assets		$2,479	$629	$1,850	$2,755	$642	$2,113
* Primarily intellectual property rights

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia and Mexico. The decrease since December 31, 2019 was due to currency movements of ($207 million).

The decrease in the gross carrying amount of amortizable intangible assets from December 31, 2019, was mainly due to currency movements of ($69 million).

The change in the accumulated amortization from December 31, 2019, was mainly due to currency movements of ($31 million), partially offset by the 2020 amortization of $18 million.

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

PMI uses deliverable and non-deliverable forward foreign exchange contracts, foreign currency swaps and foreign currency options, collectively referred to as foreign exchange contracts ("foreign exchange contracts"), and interest rate contracts to mitigate its exposure to changes in exchange and interest rates from third-party and intercompany actual and forecasted transactions. Both foreign exchange contracts and interest rate contracts are collectively referred to as derivative contracts ("derivative contracts"). The primary currencies to which PMI is exposed include the Euro, Indonesian rupiah, Japanese yen, Mexican peso, Philippine peso, Russian ruble and Swiss franc. At March 31, 2020, PMI had contracts with aggregate notional amounts of $24.0 billion of which $6.5 billion related to cash flow hedges, $8.4 billion related to hedges of net investments in foreign operations and $9.1 billion related to other derivatives that primarily offset currency exposures on intercompany financing.

The fair value of PMI’s derivative contracts included in the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, were as follows:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
(in millions)	Balance Sheet Classification	At March 31, 2020	At December 31, 2019	Balance Sheet Classification	At March 31, 2020	At December 31, 2019
Derivative contracts designated as hedging instruments	Other current assets	$239	$319	Other accrued liabilities	$35	$23
	Other assets	161	21	Income taxes and other liabilities	89	301
Derivative contracts not designated as hedging instruments	Other current assets	92	50	Other accrued liabilities	100	70
	Other assets	—	—	Income taxes and other liabilities	25	25
Total derivatives		$492	$390		$249	$419

For the three months ended March 31, 2020 and 2019, PMI's cash flow and net investment hedging instruments impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(pre-tax, in millions)	For the Three Months Ended March 31,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings
	2020	2019		2020	2019
Derivatives in Cash Flow Hedging Relationship
Derivative contracts	$31	$(2)
			Net revenues	$3	$10
			Cost of sales	4	—
			Marketing, administration and research costs	5	(3)
			Interest expense, net	(2)	(2)
Derivatives in Net Investment Hedging Relationship
Derivative contracts	407	211
Total	$438	$209		$10	$5

Cash Flow Hedges

PMI has entered into derivative contracts to hedge the foreign currency exchange and interest rate risks related to certain forecasted transactions. Gains and losses associated with qualifying cash flow hedge contracts are deferred as components of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. As of March 31, 2020, PMI has hedged forecasted transactions for periods not exceeding the next twenty-one months with the exception of one derivative contract that expires in May 2024. The impact of these hedges is primarily included in operating cash flows on PMI’s condensed consolidated statements of cash flows.

Hedges of Net Investments in Foreign Operations

PMI designates certain foreign currency denominated debt and derivative contracts as net investment hedges, primarily of its Euro net assets. For the three months ended March 31, 2020 and 2019, these hedges of net investments resulted in gains (losses), net of income taxes, of $314 million and $291 million, respectively, principally related to changes in the exchange rates between the Euro and U.S. dollar. These gains (losses) were reported as a component of accumulated other comprehensive losses within currency translation adjustments, and were substantially offset by the losses and gains generated on the underlying assets. For the three months ended March 31, 2020 and 2019, the gains for amounts excluded from the effectiveness testing recognized in earnings were $56 million and $56 million, respectively. These gains were accounted for in interest expense, net, on the condensed consolidated statement of earnings. The premiums paid for, and settlements of, net investment hedges are included in investing cash flows on PMI’s condensed consolidated statements of cash flows.

Other Derivatives

PMI has entered into derivative contracts to hedge the foreign currency exchange and interest rate risks related to intercompany loans between certain subsidiaries, and third-party loans. While effective as economic hedges, no hedge accounting is applied for these contracts; therefore, the unrealized gains (losses) relating to these contracts are reported in marketing, administration and research costs in PMI’s condensed consolidated statements of earnings. For the three months ended March 31, 2020 and 2019, the gains (losses) from contracts for which PMI did not apply hedge accounting were $56 million and $(7) million, respectively. The gains (losses) from these contracts substantially offset the losses and gains generated by the underlying intercompany and third-party loans being hedged.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the three months ended March 31, 2020 and 2019, these items impacted the condensed consolidated statement of earnings as follows:

(pre-tax, in millions)	For the Three Months Ended March 31,
Derivatives not Designated as Hedging Instruments	Statement of Earnings Classification of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Earnings
		For the Three Months Ended March 31,
		2020	2019
Derivative contracts

	Interest expense, net	$34	$17
Total		$34	$17

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses

Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

(in millions)	For the Three Months Ended March 31,
	2020	2019
Gain/(loss) as of January 1,	$3	$35
Derivative (gains)/losses transferred to earnings	(9)	(4)
Change in fair value	26	(1)
Gain/(loss) as of March 31,	$20	$30

At March 31, 2020, PMI expects $36 million of derivative gains that are included in accumulated other comprehensive losses to be reclassified to the condensed consolidated statement of earnings within the next 12 months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.
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
Fair Value
See Note 11. Fair Value Measurements and Note 13. Balance Sheet Offsetting for additional discussion of derivative financial instruments.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6. Earnings Per Share:
Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Three Months Ended March 31,
	2020	2019
Net earnings attributable to PMI	$1,826	$1,354
Less distributed and undistributed earnings attributable to share-based payment awards	5	4
Net earnings for basic and diluted EPS	$1,821	$1,350
Weighted-average shares for basic EPS	1,557	1,555
Plus contingently issuable performance stock units (PSUs)	1	1
Weighted-average shares for diluted EPS	1,558	1,556

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and therefore are included in PMI’s earnings per share calculation pursuant to the two-class method.

For the 2020 and 2019 computations, there were no antidilutive stock awards.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Segment data were as follows:

(in millions)	For the Three Months Ended March 31,
	2020	2019
Net revenues:
European Union	$2,535	$2,159
Eastern Europe	788	579
Middle East & Africa	876	927
South & Southeast Asia	1,251	1,113
East Asia & Australia	1,255	1,321
Latin America & Canada (1)	448	652
Net revenues	$7,153	$6,751
Operating income (loss):
European Union	$1,158	$896
Eastern Europe	99	129
Middle East & Africa	321	344
South & Southeast Asia	599	440
East Asia & Australia	486	427
Latin America & Canada (1)	126	(186)
Operating income	$2,789	$2,050
(1) As of March 22, 2019, PMI deconsolidated the financial results of its Canadian subsidiary, Rothmans, Benson & Hedges Inc. ("RBH") from PMI's financial statements. For further details, see Note 19. Deconsolidation of RBH.

Items affecting the comparability of results from operations were as follows:

•
Canadian tobacco litigation-related expense - See Note 8. Contingencies and Note 19. Deconsolidation of RBH for details of the $194 million pre-tax charge included in the Latin America & Canada segment for the three months ended March 31, 2019.

•	Loss on deconsolidation of RBH - See Note 19. Deconsolidation of RBH for details of the $239 million loss included in the Latin America & Canada segment for the three months ended March 31, 2019.

•
Asset impairment and exit costs - See Note 18. Asset Impairment and Exit Costs for details of the $20 million pre-tax charge included in the South & Southeast Asia segment for the three months ended March 31, 2019.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

PMI's net revenues by product category were as follows:

(in millions)	For the Three Months Ended March 31,
	2020	2019
Net revenues:
Combustible products:
European Union	$1,911	$1,812
Eastern Europe	523	471
Middle East & Africa	832	829
South & Southeast Asia	1,251	1,113
East Asia & Australia	642	638
Latin America & Canada	440	646
Total combustible products	$5,598	$5,508
Reduced-risk products:
European Union	$624	$347
Eastern Europe	265	108
Middle East & Africa	44	98
South & Southeast Asia	—	—
East Asia & Australia	613	683
Latin America & Canada	8	6
Total reduced-risk products	$1,555	$1,243

Total PMI net revenues	$7,153	$6,751

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
CCAA Proceedings and Stay of Tobacco-Related Cases Pending in Canada
As a result of the Court of Appeal of Quebec’s decision in both the Létourneau and Blais cases described below, our subsidiary, Rothmans, Benson & Hedges Inc. (“RBH”), and the other defendants, JTI Macdonald Corp., and Imperial Tobacco Canada Limited, sought protection in the Ontario Superior Court of Justice under the Companies’ Creditors Arrangement Act (“CCAA”) on March 22, March 8, and March 12, 2019 respectively. CCAA is a Canadian federal law that permits a Canadian business to restructure its affairs while carrying on its business in the ordinary course. The initial CCAA order made by the Ontario Superior Court on March 22, 2019 authorizes RBH to pay all expenses incurred in carrying on its business in the ordinary course after the CCAA filing, including obligations to employees, vendors, and suppliers. As further described in Note 19. Deconsolidation of RBH, RBH is now deconsolidated from our consolidated financial statements. As part of the CCAA proceedings, there is currently a comprehensive stay up to and including September 30, 2020 of all tobacco-related litigation pending in Canada against RBH and the other defendants, including PMI and our indemnitees (PM USA and Altria), namely, the smoking and health class actions filed in various Canadian provinces and health care cost recovery actions. These proceedings are presented below under the caption “Stayed Litigation — Canada.” Ernst & Young Inc. has been appointed as monitor of RBH in the CCAA proceedings. In accordance with the CCAA process, as the parties work towards a plan of arrangement or compromise in a confidential mediation, it is anticipated that the court will set additional hearings and further extend the stay of proceedings. On April 17, 2019, the Ontario Superior Court ruled that RBH and the other defendants will not be allowed to file an application to the Supreme Court of Canada for leave to appeal the Court of Appeal’s decision in the Létourneau and the Blais cases so long as the comprehensive stay of all tobacco-related litigation in Canada remains in effect and that the time period to file the application would be extended by the stay period. While RBH believes that the findings of liability and damages in both Létourneau and the Blais cases were incorrect, the CCAA proceedings will provide a forum for RBH to seek resolution through a plan of arrangement or compromise of all tobacco-related litigation pending in Canada. It is not possible to predict the resolution of the underlying legal proceedings or the length of the CCAA process.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stayed Litigation — Canada

Smoking and Health Litigation — Canada

In the first class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI-Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, RBH and other Canadian manufacturers (Imperial Tobacco Canada Ltd. and JTI-Macdonald Corp.) are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, sought compensatory and punitive damages for each member of the class who allegedly suffers from certain smoking-related diseases. The class was certified in 2005. The trial court issued its judgment on May 27, 2015. The trial court found RBH and two other Canadian manufacturers liable and found that the class members’ compensatory damages totaled approximately CAD 15.5 billion, including pre-judgment interest (approximately $11 billion). The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion, including pre-judgment interest (approximately $2.2 billion)). In addition, the trial court awarded CAD 90,000 (approximately $63,760) in punitive damages, allocating CAD 30,000 (approximately $21,250) to RBH. The trial court estimated the disease class at 99,957 members. RBH appealed to the Court of Appeal of Quebec. In October 2015, the Court of Appeal ordered RBH to furnish security totaling CAD 226 million (approximately $160.1 million) to cover both the Létourneau and Blais cases, which RBH has paid in installments through March 2017. The Court of Appeal ordered Imperial Tobacco Canada Ltd. to furnish security totaling CAD 758 million (approximately $537 million) in installments through June 2017. JTI Macdonald Corp. was not required to furnish security in accordance with plaintiffs’ motion. The Court of Appeal ordered that the security is payable upon a final judgment of the Court of Appeal affirming the trial court’s judgment or upon further order of the Court of Appeal. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court’s findings of liability and the compensatory and punitive damages award while reducing the total amount of compensatory damages to approximately CAD 13.5 billion including interest (approximately $9.6 billion) due to the trial court’s error in the calculation of interest. The compensatory damages award is on a joint and several basis with an allocation of 20% to RBH (approximately CAD 2.7 billion, including pre-judgment interest (approximately $1.91 billion)). The Court of Appeal upheld the trial court’s findings that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking and by conspiring to prevent consumers from learning of the dangers of smoking. The Court of Appeal further held that the plaintiffs either need not prove, or had adequately proven, that these faults were a cause of the class members’ injuries. In accordance with the judgment, defendants are required to deposit their respective portions of the damages awarded in both the Létourneau case described below and the Blais case, approximately CAD 1.1 billion (approximately $779 million), into trust accounts within 60 days. RBH’s share of the deposit is approximately CAD 257 million (approximately $194.1 million). PMI recorded a pre-tax charge of $194 million in its consolidated results, representing $142 million net of tax, as tobacco litigation-related expense, in the first quarter of 2019. The charge reflects PMI’s assessment of the portion of the judgment that represents probable and estimable loss prior to the deconsolidation of RBH and corresponds to the trust account deposit required by the judgment.

In the second class action pending in Canada, Cecilia Létourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI-Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, RBH and other Canadian manufacturers (Imperial Tobacco Canada Ltd. and JTI-Macdonald Corp.) are defendants.  The plaintiff, an individual smoker, sought compensatory and punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005. The trial court issued its judgment on May 27, 2015. The trial court found RBH and two other Canadian manufacturers liable and awarded a total of CAD 131 million (approximately $93 million) in punitive damages, allocating CAD 46 million (approximately $32.6 million) to RBH. The trial court estimated the size of the addiction class at 918,000 members but declined to award compensatory damages to the addiction class because the evidence did not establish the claims with sufficient accuracy. The trial court found that a claims process to allocate the awarded punitive damages to individual class members would be too expensive and difficult to administer. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court’s findings of liability and the total amount of punitive damages awarded allocating CAD 57 million including interest (approximately $40.4 million) to RBH. See the Blais description above and Note 19. Deconsolidation of RBH below for further detail concerning the security order pertaining to both Létourneau and Blais cases and the impact of the decision on PMI’s financial statements.

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

__________
The table below lists the number of tobacco-related cases pertaining to combustible products pending against us and/or our subsidiaries or indemnitees as of April 24, 2020, April 23, 2019 and April 24, 2018:¹

Type of Case	Number of Cases Pending as of April 24, 2020	Number of Cases Pending as of April 23, 2019	Number of Cases Pending as of April 24, 2018
Individual Smoking and Health Cases	48	53	62
Smoking and Health Class Actions	10	10	11
Health Care Cost Recovery Actions	17	16	16
Label-Related Class Actions	—	1	1
Individual Label-Related Cases	4	7	1
Public Civil Actions	2	2	2

Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 503 Smoking and Health, Label-Related, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Thirteen cases have had decisions in favor of plaintiffs. Nine of these cases have subsequently reached final resolution in our favor and four remain on appeal.

The table below lists the verdict and significant post-trial developments in the four pending cases where a verdict was returned in favor of the plaintiff:

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
February 2004	Brazil/The Smoker Health Defense Association	Class Action
The Civil Court of São Paulo found defendants liable without hearing evidence. In April 2004, the court awarded “moral damages” of R$1,000 (approximately $183) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not assess actual damages, which were to be assessed in a second phase of the case. The size of the class was not defined in the ruling.

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
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Blais class on liability and found the class members’ compensatory damages totaled approximately CAD 15.5 billion (approximately $11 billion), including pre-judgment interest. The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion including pre-judgment interest (approximately $2.2 billion)). The trial court awarded CAD 90,000 (approximately $63,760) in punitive damages, allocating CAD 30,000 (approximately $21,250) to our subsidiary. The trial court ordered defendants to pay CAD 1 billion (approximately $708.5 million) of the compensatory damage award, CAD 200 million (approximately $141.7 million) of which is our subsidiary’s portion, into a trust within 60 days.

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
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Létourneau class on liability and awarded a total of CAD 131 million (approximately $92.8 million) in punitive damages, allocating CAD 46 million (approximately $32.6 million) to RBH. The trial court ordered defendants to pay the full punitive damage award into a trust within 60 days. The court did not order the payment of compensatory damages.

In June 2015, RBH commenced the appellate process with the Court of Appeal of Quebec. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court's decision. (See “Stayed Litigation — Canada” for further detail.)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
August 5, 2016	Argentina/Hugo Lespada	Individual Action
On August 5, 2016, the Civil Court No. 14 - Mar del Plata, issued a verdict in favor of plaintiff, an individual smoker, and awarded him ARS 110,000 (approximately $1,661), plus interest, in compensatory and moral damages. The trial court found that our subsidiary failed to warn plaintiff of the risk of becoming addicted to cigarettes.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of April 24, 2020, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•
48 cases brought by individual plaintiffs in Argentina (31), Brazil (5), Canada (2), Chile (4), Costa Rica (1), Italy (1), the Philippines (1), Poland (1), Turkey (1) and Scotland (1), compared with 53 such cases on April 23, 2019, and 62 cases on April 24, 2018; and

•	10 cases brought on behalf of classes of individual plaintiffs in Brazil (1) and Canada (9), compared with 10 such cases on April 23, 2019 and 11 such cases on April 24, 2018.

The class actions pending in Canada are described above under the caption “Smoking and Health Litigation — Canada.”

In the class action pending in Brazil, The Smoker Health Defense Association (ADESF) v. Souza Cruz, S.A. and Philip Morris Marketing, S.A., Nineteenth Lower Civil Court of the Central Courts of the Judiciary District of São Paulo, Brazil, filed July 25, 1995, our subsidiary and another member of the industry are defendants. The plaintiff, a consumer organization, is seeking damages for all addicted smokers and former smokers, and injunctive relief. In 2004, the trial court found defendants liable without hearing evidence and awarded “moral damages” of R$1,000 (approximately $183) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class was not estimated. Defendants appealed to the São Paulo Court of Appeals, which annulled the ruling in November 2008, finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In May 2011, the trial court dismissed the claim. In February 2015, the appellate court unanimously dismissed plaintiff's appeal. In September 2015, plaintiff appealed to the Superior Court of Justice. In February 2017, the Chief Justice of the Superior Court of Justice denied plaintiff's appeal. In March 2017, plaintiff filed an en banc appeal to the Superior Court of Justice. In addition, the defendants filed a constitutional appeal to the Federal Supreme Tribunal on the basis that plaintiff did not have standing to bring the lawsuit. Both appeals are still pending.

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
As of April 24, 2020, there were 17 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Brazil (1), Canada (10), Korea (1) and Nigeria (5), compared with 16 such cases on April 23, 2019 and 16 such cases on April 24, 2018.

The health care cost recovery actions pending in Canada are described above under the caption “Health Care Cost Recovery Litigation — Canada.”
In the health care cost recovery case in Brazil, The Attorney General of Brazil v. Souza Cruz Ltda., et al., Federal Trial Court, Porto Alegre, Rio Grande do Sul, Brazil, filed May 21, 2019, we, our subsidiaries, and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past five years, payment of anticipated costs of treating future alleged smoking-related diseases, and moral damages. Defendants' answers to the complaint are due in May 2020. A challenge to the service of PMI as improper remains pending.
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

Label-Related Cases: These cases, now brought only by individual plaintiffs, allege that the use of the descriptor “Lights” or other alleged misrepresentations or omissions of labeling information constitute fraudulent and misleading conduct. Plaintiffs' allegations of liability in these cases are based on various theories of recovery including misrepresentation, deception, and breach of consumer protection laws. Plaintiffs seek various forms of relief including restitution, injunctive relief, and compensatory and other damages. Defenses raised include lack of causation, lack of reliance, assumption of the risk, and statute of limitations.

As of April 24, 2020, there were 4 label-related cases brought by individual plaintiffs in Italy (1) and Chile (3) pending against our subsidiaries, compared with 7 such cases on April 23, 2019, and 1 such case on April 24, 2018.

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

As of April 24, 2020, there were 2 public civil actions pending against our subsidiaries in Argentina (1) and Venezuela (1), compared with 2 such cases on April 23, 2019, and 2 such cases on April 24, 2018.

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

Reduced-Risk Products

In Colombia, an individual filed a purported class action, Ana Ferrero Rebolledo v. Philip Morris Colombia S.A., et al., in April 2019 against our subsidiaries with the Civil Court of Bogota related to the marketing of our Platform 1 product. Plaintiff alleged that our subsidiaries advertise the product in contravention of law and in a manner that misleads consumers by portraying the product in a positive light, and further asserts that the Platform 1 vapor contains many toxic compounds, creates a high level of dependence, and has damaging second-hand effects. Plaintiff sought injunctive relief and damages on her behalf and on a behalf of two classes (class 1 - all Platform 1 consumers in Colombia who seek damages for the purchase price of the product and personal injuries related to the alleged addiction, and class 2 - all residents of the neighborhood where the advertising allegedly took place who seek damages for exposure to the alleged illegal advertising). Our subsidiaries answered the complaint in January 2020, and in February 2020, plaintiff filed an amended complaint. The amended complaint modifies the relief sought on behalf of the named plaintiff and on behalf of a single class (all consumers of Platform 1 products in Colombia who seek damages for the product purchase price and personal injuries related to the use of an allegedly harmful product). The amended complaint has not yet been served on our subsidiaries.

Other Litigation

The Department of Special Investigations of the government of Thailand ("DSI") conducted an investigation into alleged underpayment by our subsidiary, Philip Morris (Thailand) Limited ("PM Thailand"), of customs duties and excise taxes relating to imports from the Philippines covering the period 2003-2007. On January 18, 2016, the Public Prosecutor filed charges against our subsidiary and seven former and current employees in the Bangkok Criminal Court alleging that PM Thailand and the individual defendants jointly and with the intention to defraud the Thai government, under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries of cigarettes from the Philippines during the period of July 2003 to June 2006. The government is seeking a fine of approximately THB 80.8 billion (approximately $2.5 billion). In May 2017, Thailand enacted a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies. Trial in the case began in November 2017 and concluded in September 2019. In November 2019, the trial court found our subsidiary guilty of under-declaration of the prices and imposed a fine of approximately THB 1.2 billion (approximately $37.1 million). The trial court dismissed all charges against the individual defendants. In December 2019, as required by the Thai law, our subsidiary paid the fine. This payment is included in other assets on the condensed consolidated balance sheets and negatively impacted net cash provided by operating activities in the condensed consolidated statements of cash flows in the period of payment. Our subsidiary will appeal the trial court's decision. If our subsidiary ultimately prevails on appeal, then Thailand will be required to return this payment to our subsidiary.

The DSI also conducted an investigation into alleged underpayment by PM Thailand of customs duties and excise taxes relating to imports from Indonesia covering the period 2000-2003. On January 26, 2017, the Public Prosecutor filed charges against PM Thailand and its former Thai employee in the Bangkok Criminal Court alleging that PM Thailand and its former employee jointly and with the intention to defraud the Thai government under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries during the period from January 2002 to July 2003. The government is seeking a fine

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

of approximately THB 19.8 billion (approximately $612 million). In May 2017, Thailand enacted a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law, and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and a Thai court. Trial in the case began in November 2018 and concluded in December 2019. In March 2020, the trial court found our subsidiary guilty of under-declaration of the prices and imposed a fine of approximately THB 130 million (approximately $4 million). The trial court dismissed all charges against the individual defendant. In April 2020, as required by Thai law, our subsidiary paid the fine. Our subsidiary will appeal the trial court's decision. If our subsidiary ultimately prevails on appeal, then Thailand will be required to return this payment to our subsidiary.

The South Korean Board of Audit and Inspection (“BAI”) conducted an audit of certain Korean government agencies and the tobacco industry into whether inventory movements ahead of the January 1, 2015 increase of cigarette-related taxes by tobacco companies, including Philip Morris Korea Inc. ("PM Korea"), our South Korean affiliate, were in compliance with South Korean tax laws.  In November 2016, the tax authorities completed their audit and assessed allegedly underpaid taxes and penalties.  In order to avoid nonpayment financial costs, PM Korea paid approximately KRW 272 billion (approximately $221 million), of which KRW 100 billion (approximately $81.1 million) was paid in 2016 and KRW 172 billion (approximately $139.5 million) was paid in the first quarter of 2017.  These paid amounts are included in other assets in the condensed consolidated balance sheets and negatively impacted net cash provided by operating activities in the condensed consolidated statements of cash flows in the period of payment.  PM Korea appealed the assessments. In January 2020, a trial court ruled that PM Korea did not underpay the approximately KRW 218 billion (approximately $177 million) in taxes that were subject to its jurisdiction. The tax authorities appealed this decision. If the tax authorities ultimately lose, then they would be required to return the paid amounts to PM Korea. The hearing for this case is scheduled in May 2020. The hearing for PM Korea's appeal of approximately KRW 54 billion of alleged underpayments (approximately $43.8 million) was held in April 2020, and a decision is scheduled for June 2020.

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

A putative shareholder class action lawsuit, In re Philip Morris International Inc. Securities Litigation, is pending in the United States District Court for the Southern District of New York, purportedly on behalf of purchasers of Philip Morris International Inc. stock between July 26, 2016 and April 18, 2018.  The lawsuit names Philip Morris International Inc. and certain officers and employees as defendants and includes allegations that the defendants made false and/or misleading statements and/or failed to disclose information about PMI’s business, operations, financial condition, and prospects, related to product sales of, and alleged irregularities in clinical studies of, PMI’s Platform 1 product.  The lawsuit seeks various forms of relief, including damages. In November 2018, the court consolidated three putative shareholder class action lawsuits with similar allegations previously filed in the Southern District of New York (namely, City of Westland Police and Fire Retirement System v. Philip Morris International Inc., et al, Greater Pennsylvania Carpenters’ Pension Fund v. Philip Morris International Inc., et al., and Gilchrist v. Philip Morris International Inc., et al.) into these proceedings. A putative shareholder class action lawsuit, Rubenstahl v. Philip Morris International Inc., et al., that had been previously filed in December 2017 in the United States District Court for the District of New Jersey, was voluntarily dismissed by the plaintiff due to similar allegations in these proceedings. On February 4, 2020, the court granted defendants’ motion in its entirety, dismissing all but one of the plaintiffs’ claims with prejudice.  The court noted that one of plaintiffs’ claims (allegations relating to four non-clinical studies of PMI’s Platform 1 product) did not state a viable claim but allowed plaintiffs to replead that claim by March 3, 2020. On February 18, 2020, the plaintiffs filed a motion for reconsideration of the court's February 4th decision. The court extended the time for plaintiffs to replead the claim relating to four

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

non-clinical studies mentioned above within 30 days after the court's decision on the motion. We believe that this lawsuit is without merit and will continue to defend it vigorously.

In April 2020, affiliates of British American Tobacco plc (“BAT”) commenced patent infringement proceedings, RAI Strategic Holdings, Inc., et al. v. Philip Morris International Inc., et al.,  in the federal court in the Eastern District of Virginia, where PMI and its subsidiary, as well as Altria Group, Inc. and its subsidiaries, are defendants. Plaintiffs seek damages and injunctive relief against further commercialization of the Platform 1 products in the United States.  In April 2020, BAT affiliates filed a complaint against the same PMI and Altria Group, Inc. parties before the International Trade Commission. Plaintiffs seek an order to prevent the importation of Platform 1 products into the United States.

We believe that the foregoing proceedings by the affiliates of BAT are without merit and will defend them vigorously.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. In addition, governments around the world have enacted or implemented various forms of tax relief measures in response to the economic conditions in the wake of COVID-19. As of March 31, 2020, PMI has determined that neither the CARES Act nor changes to income tax laws or regulations in other jurisdictions had a significant impact on PMI’s effective tax rate.

PMI’s effective tax rates for the three months ended March 31, 2020 and 2019 were 22.6% and 22.6%, respectively. The effective tax rate for the three months ended March 31, 2020 was favorably impacted by a decrease in deferred tax liabilities related to the fair value adjustment of equity securities held by PMI ($16 million). For further details, see Note 11. Fair Value Measurements. The effective tax rate for the three months ended March 31, 2019 was favorably impacted by the reversal of a deferred tax liability on the unremitted earnings of PMI's Canadian subsidiary, RBH ($49 million) and by the Tax Cuts and Jobs Act. PMI estimates that its full-year 2020 effective tax rate will be approximately 23%, excluding the discrete tax event mentioned above. Changes in currency exchange rates, earnings mix by taxing jurisdiction or future regulatory developments may have an impact on the effective tax rates, which PMI monitors each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

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

Note 10. Indebtedness:
Short-term Borrowings:
PMI's short-term borrowings, consisting of commercial paper and bank loans to certain PMI subsidiaries at March 31, 2020 and bank loans to certain PMI subsidiaries at December 31, 2019, had a carrying value of $1,438 million and $338 million, respectively. The fair value of PMI’s short-term borrowings, based on current market interest rates, approximates carrying value.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Long-term Debt:
At March 31, 2020 and December 31, 2019, PMI’s long-term debt consisted of the following:

(in millions)	March 31, 2020	December 31, 2019
U.S. dollar notes, 1.875% to 6.375% (average interest rate 3.567%), due through 2044	$17,489	$19,783
Foreign currency obligations:
Euro notes, 0.125% to 3.125% (average interest rate 1.983%), due through 2039	8,331	9,822
Swiss franc notes, 1.000% to 2.000% (average interest rate 1.521%), due through 2024	915	899
Other (average interest rate 3.009%), due through 2025	197	203
	26,932	30,707
Less current portion of long-term debt	1,933	4,051
	$24,999	$26,656

Other foreign currency debt above includes mortgage debt in Switzerland and finance lease obligations at March 31, 2020 and December 31, 2019.

Credit Facilities:

On January 31, 2020, PMI entered into an agreement to amend and extend the term of its $2.0 billion 364-day revolving credit facility from February 4, 2020, to February 2, 2021.

On February 10, 2020, PMI entered into a new $2.0 billion multi-year revolving credit facility, expiring on February 10, 2025. The new credit facility replaced the $2.5 billion multi-year revolving credit facility, which was terminated effective February 10, 2020. PMI had no borrowings outstanding under the terminated facility, which was due to expire on February 28, 2021.

At March 31, 2020, PMI's total committed credit facilities were as follows:

(in billions)

Type	Committed Credit Facilities
364-day revolving credit, expiring February 2, 2021	$2.0
Multi-year revolving credit, expiring October 1, 2022	3.5
Multi-year revolving credit, expiring February 10, 2025	2.0
Total facilities	$7.5

At March 31, 2020, there were no borrowings under these committed credit facilities, and the entire committed amounts were available for borrowing.

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

Debt

The fair value of PMI’s outstanding debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. The aggregate carrying value of PMI’s debt, excluding short-term borrowings and $49 million of finance leases, was $26,883 million at March 31, 2020. The fair value of PMI’s outstanding debt, excluding the aforementioned short-term borrowings and finance leases, was classified within Level 1 and Level 2 in the table shown below.

The aggregate fair values of PMI's investments in equity securities, derivative financial instruments and PMI's debt as of March 31, 2020, were as follows:

(in millions)	Fair Value at March 31, 2020	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities (1)	$254	$254	$—	$—
Derivative contracts	492	—	492	—
Total assets	$746	$254	$492	$—
Liabilities:
Debt	$28,127	$27,959	$168	$—
Derivative contracts	249	—	249	—
Total liabilities	$28,376	$27,959	$417	$—

(1) Unrealized pre-tax loss of $78 million ($62 million net of tax) on equity securities was recorded in the condensed consolidated statement of earnings for the three months ended March 31, 2020.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 12. Accumulated Other Comprehensive Losses:
PMI’s accumulated other comprehensive losses, net of taxes, consisted of the following:

(in millions)	At March 31, 2020	At December 31, 2019	At March 31, 2019
Currency translation adjustments	$(7,039)	$(5,537)	$(5,711)
Pension and other benefits	(3,755)	(3,829)	(3,556)
Derivatives accounted for as hedges	20	3	30
Total accumulated other comprehensive losses	$(10,774)	$(9,363)	$(9,237)

Reclassifications from Other Comprehensive Earnings

The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement, including those related to the deconsolidation of RBH, are shown on the condensed consolidated statements of comprehensive earnings for the three months ended March 31, 2020 and 2019. For additional information, see Note 3. Benefit Plans for disclosures related to PMI's pension and other benefits, Note 5. Financial Instruments for disclosures related to derivative financial instruments and Note 19. Deconsolidation of RBH for disclosures related to the deconsolidation of RBH.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The effects of these derivative financial instrument assets and liabilities on PMI's condensed consolidated balance sheets were as follows:

(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Received/Pledged	Net Amount

At March 31, 2020
Assets
Derivative contracts	$492	$—	$492	$(212)	$(253)	$27
Liabilities
Derivative contracts	$249	$—	$249	$(212)	$(1)	$36
At December 31, 2019
Assets
Derivative contracts	$390	$—	$390	$(297)	$(91)	$2
Liabilities
Derivative contracts	$419	$—	$419	$(297)	$(59)	$63

Note 14. Related Parties - Investments in Unconsolidated Subsidiaries, Equity Securities and Other:

Investments in unconsolidated subsidiaries:

At March 31, 2020 and December 31, 2019, PMI had total investments in unconsolidated subsidiaries of $923 million and $1,053 million, respectively, which were accounted for under the equity method of accounting. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses, dividends, capital contributions, changes in ownership interests and movements in currency translation adjustments. The carrying value of our equity method investments at March 31, 2020 and December 31, 2019 exceeded our share of the unconsolidated subsidiaries' book value by $782 million and $901 million, respectively. The difference between the investment carrying value and the amount of underlying equity in net assets, excluding $751 million and $863 million attributable to goodwill as of March 31, 2020 and December 31, 2019, respectively, is being amortized on a straight-line basis over the underlying assets' estimated useful lives of 10 to 20 years. At March 31, 2020 and December 31, 2019, PMI received year-to-date dividends from unconsolidated subsidiaries of $23 million and $100 million, respectively.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Equity securities:

Following the deconsolidation of RBH on March 22, 2019, PMI recorded the continuing investment in RBH, PMI's wholly owned subsidiary, at fair value of $3,280 million at the date of deconsolidation, within investments in unconsolidated subsidiaries and equity securities. For further details, see Note 19. Deconsolidation of RBH. Transactions between PMI and RBH are considered to be related party transactions from the date of deconsolidation and are included in the tables below.

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

Godfrey Phillips India Ltd ("GPI") is one of the non-controlling interest holders in IPM India, which is a 56.3% owned PMI consolidated subsidiary in the South & Southeast Asia segment. GPI also acts as contract manufacturer and distributor for IPM India. Amounts in the tables below include transactions between these related parties.

Financial activity with the above related parties:

PMI’s net revenues and expenses with the above related parties were as follows:

	For the Three Months Ended March 31,
(in millions)	2020	2019

Net revenues:
Megapolis Group	$496	$359
Other	281	213
Net revenues (a)	$777	$572

Expenses:
Other	$19	$13
Expenses	$19	$13
(a) Net revenues exclude excise taxes and VAT billed to customers.

PMI’s balance sheet activity with the above related parties was as follows:

(in millions)	At March 31, 2020	At December 31, 2019

Receivables:
Megapolis Group	$271	$375
Other	242	148
Receivables	$513	$523

Payables:
Other	$10	$20
Payables	$10	$20

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

Note 15. Sale of Accounts Receivable:
To mitigate risk and enhance cash and liquidity management PMI sells trade receivables to unaffiliated financial institutions. These arrangements allow PMI to sell, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold are generally short-term in nature and are removed from the condensed consolidated balance sheets. PMI sells trade receivables under two types of arrangements, servicing and non-servicing. For servicing arrangements, PMI continues to service the sold trade receivables on an administrative basis and does not act on behalf of the unaffiliated financial institutions. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material as of March 31, 2020 and March 31, 2019. Under the non-servicing arrangements, PMI does not provide any administrative support or servicing after the trade receivables have been sold to the unaffiliated financial institutions.

Cumulative trade receivables sold, including excise taxes, for the three months ended March 31, 2020 and 2019, were $2.9 billion and $2.4 billion, respectively. PMI’s operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of March 31, 2020 and March 31, 2019, were $1.0 billion, and $0.5 billion, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of trade receivables within marketing, administration and research costs in the condensed consolidated statements of earnings. For the three months ended March 31, 2020 and 2019, the loss on sale of trade receivables was immaterial.

Note 16. Product Warranty:

PMI's IQOS devices are subject to standard product warranties generally for a period of 12 months from the date of purchase or such other periods as required by law. PMI generally provides in cost of sales for the estimated cost of warranty in the period the related revenue is recognized. PMI assesses the adequacy of its accrued product warranties and adjusts the amounts as necessary based on actual experience and changes in future estimates. Factors that affect product warranties may vary across markets but typically include device version mix, product failure rates, logistics and service delivery costs, and warranty policies. PMI accounts for its product warranties within other accrued liabilities. At March 31, 2020 and December 31, 2019, these amounts were as follows:

(in millions)	At March 31, 2020	At December 31, 2019
Balance at beginning of period	$140	$67
Changes due to:
Warranties issued	84	303
Settlements	(66)	(230)
Currency	—	—
Balance at end of period	$158	$140

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 17. Leases:

The components of PMI’s lease cost were as follows for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
(in millions)	2020	2019
Operating lease cost	$60	$60
Short-term lease cost	13	12
Variable lease cost	8	8
Total lease cost	$81	$80

For the three months ended March 31, 2020, lease cost of $19 million were recorded in cost of sales and $62 million were recorded in marketing, administration and research cost. For the three months ended March 31, 2019, lease costs of $19 million were recorded in cost of sales and $61 million were recorded in marketing, administration and research cost.

Note 18. Asset Impairment and Exit Costs:

For the three months ended March 31, 2020, PMI did not record any pre-tax charges for asset impairment and exit costs.

Global Manufacturing Infrastructure Optimization

In light of declining PMI cigarette volumes resulting from lower total industry volumes and the shift to smoke-free alternatives, PMI continues to optimize its global manufacturing infrastructure. During 2019, PMI recorded asset impairment and exit costs related to plant closures in Argentina, Colombia, Germany and Pakistan as part of its global manufacturing infrastructure optimization.

For the three months ended March 31, 2019, PMI recorded pre-tax asset impairment and exit costs of $20 million related to a plant closure in Pakistan. This total pre-tax charge in the first quarter of 2019 was included in marketing, administration and research costs on the condensed consolidated statements of earnings and was included in the operating income of the South & Southeast Asia segment.

Movement in Exit Cost Liabilities

The movement in exit cost liabilities for the three months ended March 31, 2020 was as follows:

(in millions)
Liability balance, January 1, 2020	$191
Charges, net	—
Cash spent	(48)
Currency/other	(3)
Liability balance, March 31, 2020	$140

Future cash payments for exit costs incurred to date are anticipated to be substantially paid by the end of 2021, with approximately $66 million expected to be paid in the remainder of 2020.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 19. Deconsolidation of RBH:

As discussed in Note 8. Contingencies, following the March 1, 2019 judgment of the Court of Appeal of Québec in two class action lawsuits against PMI's Canadian subsidiary, Rothmans, Benson & Hedges Inc. ("RBH"), PMI recorded in its consolidated results a pre-tax charge of $194 million, representing $142 million net of tax, in the first quarter of 2019. This pre-tax Canadian tobacco litigation-related expense was included in marketing, administration and research costs on PMI's condensed consolidated statement of earnings for the three months ended March 31, 2019. The charge reflects PMI’s assessment of the portion of the judgment that represents probable and estimable loss prior to the deconsolidation of RBH and corresponds to the trust account deposit required by the judgment. RBH’s share of the deposit is approximately CAD 257 million.

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

The difference between the carrying value of the assets and liabilities of RBH that were deconsolidated, and the fair value of the continuing investment, as determined at the date of deconsolidation, was $239 million, before tax, and this loss on deconsolidation is reflected within marketing, administration and research costs on PMI’s condensed consolidated statement of earnings for the three months ended March 31, 2019. PMI also recorded a tax benefit of $49 million within the provision for income taxes for the three months ended March 31, 2019, related to the reversal of a deferred tax liability on unremitted earnings of RBH.

RBH is party to transactions with PMI and its consolidated subsidiaries entered into in the normal course of business; these transactions include royalty payments and recharge of various corporate expenses for services benefiting RBH. Up to the date of the CCAA filing, these transactions were eliminated on consolidation and had no impact on PMI’s consolidated statement of earnings. After deconsolidating RBH, these transactions are treated as third-party transactions in PMI’s financial statements. The amount of these related party transactions is included within Note 14. Related Parties - Investments in Unconsolidated Subsidiaries, Equity Securities and Other.

Developments in the CCAA process, including resolution through a plan of arrangement or compromise of all pending tobacco-related litigation currently stayed in Canada, as discussed in Note 8. Contingencies, could result in a material change in the fair value of PMI’s continuing investment in RBH.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Our Company

We are leading a transformation in the tobacco industry to create a smoke-free future and ultimately replace cigarettes with smoke-free products to the benefit of adults who would otherwise continue to smoke, society, the company and its shareholders. We are a leading international tobacco company engaged in the manufacture and sale of cigarettes, as well as smoke-free products and associated electronic devices and accessories, and other nicotine-containing products in markets outside the United States. In addition, we ship a version of our Platform 1 device and its consumables authorized by the U.S. Food and Drug Administration ("FDA") to Altria Group, Inc. for sale in the United States under license. We are building a future on a new category of smoke-free products that, while not risk-free, are a much better choice than continuing to smoke. Through multidisciplinary capabilities in product development, state-of-the-art facilities and scientific substantiation, we aim to ensure that our smoke-free products meet adult consumer preferences and rigorous regulatory requirements. Our IQOS smoke-free product brand portfolio includes heat-not-burn tobacco and nicotine-containing vapor products.

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

Executive Summary
The following executive summary provides the business update and significant highlights from the "Discussion and Analysis" that follows.

Consolidated Operating Results for the Three Months Ended March 31, 2020

The results below include the impact of favorable estimated distributor and trade inventory movements related to COVID-19, as further discussed in "Operating Results - Three Months Ended March 31, 2020." We expect such favorable impact to reverse in the second quarter of 2020.

•
Net Revenues - Net revenues of $7.2 billion for the three months ended March 31, 2020 increased by $402 million, or 6.0%, from the comparable 2019 amount. The change in our net revenues from the comparable 2019 amount was driven by the following (variances not to scale with quarterly results):

During the quarter, net revenues, excluding unfavorable currency, increased by 7.1%, mainly reflecting: a favorable pricing variance, notably driven by Australia, the GCC, Germany, Mexico, the Philippines and Turkey, partly offset by Italy; and a favorable volume/mix, primarily driven by heated tobacco unit volume (notably in the EU and Eastern Europe, partly offset by PMI Duty Free), partially offset by lower IQOS device volume (notably in Japan) and lower cigarette volume (mainly due to Mexico, the Philippines, Saudi Arabia and Turkey, largely offset by Germany, Italy, Japan, North Africa and Russia). The currency-neutral growth in net revenues of 7.1% came despite the unfavorable "Other" impact of $228 million, shown above, mainly resulting from the deconsolidation of our Canadian subsidiary, Rothmans, Benson & Hedges ("RBH"), effective March 22, 2019. For further details on the deconsolidation of RBH, see Note 8. Contingencies and Note 19. Deconsolidation of RBH.

Net revenues by product category for the three months ended March 31, 2020 and 2019, are shown below:

•	Diluted Earnings Per Share - The changes in our reported diluted earnings per share ("diluted EPS") for the three months ended March 31, 2020, from the comparable 2019 amounts, were as follows:

	Diluted EPS	% Growth (Decline)
For the three months ended March 31, 2019	$0.87
2019 Asset impairment and exit costs	0.01
2019 Canadian tobacco litigation-related expense	0.09
2019 Loss on deconsolidation of RBH	0.12
2019 Tax items	—
Subtotal of 2019 items	0.22
2020 Asset impairment and exit costs	—
2020 Fair value adjustment for equity security investments	(0.04)
2020 Tax items	—
Subtotal of 2020 items	(0.04)
Currency	(0.13)
Interest	0.01
Change in tax rate	(0.01)
Operations	0.25
For the three months ended March 31, 2020	$1.17	34.5%

Asset impairment and exit costs – We recorded pre-tax asset impairment and exit costs of $20 million (or $0.01 per share impact on diluted EPS) during the three months ended March 31, 2019, related to a plant closure in Pakistan as a part of the optimization of our global manufacturing footprint. The total pre-tax charge was included in marketing, administration and research costs on the condensed consolidated statements of earnings. For further details, see Note 18. Asset Impairment and Exit Costs.

Canadian tobacco litigation-related expense – In the first quarter of 2019, we recorded a pre-tax charge of $194 million, representing $142 million net of tax, relating to the judgment against our Canadian subsidiary, Rothmans, Benson & Hedges Inc. ("RBH"), in two Québec smoking and health class actions. The charge of $0.09 per share reflects our assessment of the portion of the judgment that represents probable and estimable loss prior to the deconsolidation of RBH and corresponds to the trust account deposit required by the judgment. The total pre-tax charge was included in marketing, administration and research costs on the condensed consolidated statements of earnings and was included in the operating income of the Latin America & Canada segment. For further details, see Note 8. Contingencies and Note 19. Deconsolidation of RBH.

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

A loss on the deconsolidation of RBH of $239 million was included in marketing, administration and research costs on the condensed consolidated statements of earnings for the three months ended March 31, 2019 and was included in the operating income of the Latin America & Canada segment. The $0.12 per share impact also included a tax benefit of $49 million within the provision for income taxes, as discussed above, related to the reversal of a deferred tax liability on the unremitted earnings of RBH. For further details, see Note 8. Contingencies and Note 19. Deconsolidation of RBH.

Fair Value adjustment for equity security investments – In the first quarter of 2020, we recorded an unfavorable fair value adjustment for our equity security investments of $(62) million after tax (or $0.04 per share decrease in diluted EPS). The fair value adjustment for our equity security investments was included in equity investments and securities (income)/loss, net ($78 million loss) and provision for income taxes ($16 million benefit) on the condensed consolidated statements of earnings. For further details, see Note 11. Fair Value Measurements.

Currency – The unfavorable impact of $0.13 per share in the first quarter includes $0.07 per share of transactional impact incurred in March, primarily from the revaluation of Euro or Dollar denominated payables in certain markets, such as Russia, where the local currency has seen a significant devaluation. The unfavorable currency impact also includes the fluctuations of the U.S. dollar, especially against the Argentine peso, Brazilian real, and Euro. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Income Taxes – The change in the tax rate that decreased our diluted EPS by $0.01 per share in the table above was primarily due to changes in earnings mix by taxing jurisdiction. For further details, see Note 9. Income Taxes.

Operations – The increase in diluted EPS of $0.25 from our operations in the table above was due primarily to the following segments:

•	European Union: Favorable volume/mix and favorable pricing, partially offset by higher marketing, administration and research costs, and higher manufacturing costs;

•	South & Southeast Asia: Favorable pricing, partially offset by unfavorable volume/mix and higher marketing, administration and research costs;

•	East Asia & Australia: Lower manufacturing costs, lower marketing, administration and research costs and favorable pricing, partially offset by unfavorable volume/mix; and

•	Eastern Europe: Favorable volume/mix and favorable pricing, partially offset by higher manufacturing costs and higher marketing, administration and research costs;
partially offset by

•
Latin America & Canada: Unfavorable impact resulting from the deconsolidation of RBH, as well as unfavorable volume/mix, partially offset by favorable pricing and lower marketing, administration and research costs; and

•
Middle East & Africa: Unfavorable volume/mix, higher manufacturing costs and lower fees for certain distribution rights billed to customers in certain markets, partially offset by favorable pricing and lower marketing, administration and research costs.

For further details, see the “Consolidated Operating Results” and “Operating Results by Business Segment” sections of the following “Discussion and Analysis.”

COVID-19 Impact on Our Business

COVID-19: Business Continuity Update

Since the onset of COVID-19, PMI has undertaken a number of business continuity measures to mitigate potential disruption to its operations and route-to-market in order to preserve the availability of products to its customers and adult consumers.

Currently, PMI has sufficient access to the inputs for its products and is not facing any significant business continuity issues.

The large majority of PMI's manufacturing facilities globally are currently operational, including all heated tobacco unit factories. Certain cigarette production facilities are temporarily impacted by government-mandated shutdowns or production limitations. Such facilities account for approximately 20% of PMI's total cigarette production capacity worldwide.

Based on current sales trends, there are adequate inventories of PMI finished goods, on average across all markets, of over two months for heated tobacco units, over three months for tobacco heating devices, and over one and a half months for cigarettes. While government-related restrictions have led to complexities in the company's route-to-market in select geographies, PMI does not currently anticipate out-of-stock situations in any major operating income markets and generally expects consumers to have adequate access to its products. However, in Argentina, in light of a factory lockdown, we are currently experiencing an out-of-stock situation. In certain emerging markets, potential difficulties for some smaller general trade outlets could lead to temporary localized out-of-stock situations given less developed route-to-market infrastructures.

Currently, PMI has sufficient liquidity resources through cash on hand, the ongoing cash generation of its business, and continued access to commercial paper. As of March 31, 2020, PMI had approximately $3.7 billion of cash and cash equivalents. We had $1.1 billion of commercial paper, with an average term of approximately 30 days, and $7.5 billion in stand-by revolving credit facilities. PMI repaid approximately $3.6 billion in bond maturities during the first quarter and paid approximately $3.6 billion in dividends to shareholders year-to-date April (reflecting dividends declared in the fourth quarter of 2019 and the first quarter of 2020). The company has a well laddered bond portfolio and $0.3 billion of bonds maturing through the end of 2020. For further details on our liquidity position, see the "Financial Review" section of this MD&A.

COVID-19: Primary Business Impacts

While the trajectory and duration of the COVID-19 pandemic -- and related government restrictions -- remain uncertain, PMI anticipates the primary areas of impact from temporary changes to its operating environment to be as follows:

•
Reduced Duty-Free Sales: Government travel restrictions and related reductions in passenger travel are having a significant impact on the company's duty-free business, which contributed approximately 4% of total net revenues in 2019 and has relatively high unit margins reflecting its skew to premium brands. As a result of this premium skew, only a portion of the COVID-linked duty-free volume decline is expected to be recovered by the company's own brand portfolio in local markets, and generally at lower margins.

•
Delayed IQOS User Acquisition: Lock-down measures and other restrictions limit PMI's ability to engage with adult smokers through the company's field sales forces, as well as company-owned and third-party retail touch-points, and are only partly mitigated by PMI's increasing use of digital tools that enable virtual guided trials and other e-commerce activities. Based on trends since lock-down measures were introduced, PMI expects the rate of new user acquisition to be, on average, around 50% lower than it previously anticipated for as long as government restrictions are in place, with variations depending on the level of restrictions by market. We do not expect customer retention or conversion rates to be significantly affected.

•
Indonesia - Minimum Retail Price Delay: The Indonesian government has announced that the enforcement of the new minimum price, originally scheduled for April 1, 2020, is delayed until June, due to COVID-19 restrictions. PMI expects the delay to prolong unfavorable retail price gaps between the low end of the market and PMI's cigarette brands, with a corresponding negative impact on PMI's cigarette market share and timing of pricing.

PMI also anticipates uncertainty as to the general economic impact of the global pandemic and ultimate shape of the recovery, particularly with respect to the effects of increased unemployment and decreased disposable income on consumption and down-trading.

Recent devaluations of currencies against the U.S. dollar, in particular in developing markets, are also expected to impact PMI's financial results.

Discussion and Analysis
Consolidated Operating Results
See pages 75-81 for a discussion of our "Cautionary Factors That May Affect Future Results." Our net revenues and operating income by segment are shown in the table below:

(in millions)	For the Three Months Ended March 31,
	2020	2019	Change
Net revenues:
European Union	$2,535	$2,159	17.4%
Eastern Europe	788	579	36.1%
Middle East & Africa	876	927	(5.5)%
South & Southeast Asia	1,251	1,113	12.4%
East Asia & Australia	1,255	1,321	(5.0)%
Latin America & Canada (1)	448	652	(31.3)%
Net revenues	$7,153	$6,751	6.0%
Operating income (loss):
European Union	$1,158	$896	29.2%
Eastern Europe	99	129	(23.3)%
Middle East & Africa	321	344	(6.7)%
South & Southeast Asia	599	440	36.1%
East Asia & Australia	486	427	13.8%
Latin America & Canada (1)	126	(186)	+100%
Operating income	$2,789	$2,050	36.0%
(1) As of March 22, 2019, PMI deconsolidated the financial results of its Canadian subsidiary, Rothmans, Benson & Hedges Inc. ("RBH") from PMI's financial statements. For further details, see Note 19. Deconsolidation of RBH.

Items affecting the comparability of results from operations were as follows:

•
Canadian tobacco litigation-related expense - See Note 8. Contingencies and Note 19. Deconsolidation of RBH for details of the $194 million pre-tax charge included in the Latin America & Canada segment for the three months ended March 31, 2019.

•	Loss on deconsolidation of RBH - See Note 19. Deconsolidation of RBH for details of the $239 million loss included in the Latin America & Canada segment for the three months ended March 31, 2019.

•
Asset impairment and exit costs - See Note 18. Asset Impairment and Exit Costs for details of the $20 million pre-tax charge included in the South & Southeast Asia segment for the three months ended March 31, 2019.

Our net revenues by product category are shown in the table below:

PMI Net Revenues by Product Category
(in millions)	For the Three Months Ended March 31,
	2020	2019	Change
Combustible Products
European Union	$1,911	$1,812	5.4%
Eastern Europe	523	471	11.1%
Middle East & Africa	832	829	0.5%
South & Southeast Asia	1,251	1,113	12.4%
East Asia & Australia	642	638	0.6%
Latin America & Canada	440	646	(31.9)%
Total Combustible Products	$5,598	$5,508	1.6%
Reduced-Risk Products
European Union	$624	$347	79.9%
Eastern Europe	265	108	+100%
Middle East & Africa	44	98	(55.7)%
South & Southeast Asia	—	—	—%
East Asia & Australia	613	683	(10.2)%
Latin America & Canada	8	6	38.5%
Total Reduced-Risk Products	$1,555	$1,243	25.1%

Total PMI Net Revenues	$7,153	$6,751	6.0%
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

References to "Cost/Other" in the Consolidated Financial Summary table of total PMI and the six operating segments throughout this "Discussion and Analysis" reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs (including asset impairment and exit costs, the Canadian tobacco litigation-related expense, and the charge related to the deconsolidation of RBH in Canada); and amortization of intangibles. “Cost/Other” also includes the currency-neutral net revenue variance, unrelated to volume/mix and price components, attributable to fees for certain distribution rights billed to customers in certain markets in the ME&A Region, as well as the impact of the deconsolidation in RBH.

Our shipment volume by segment for cigarettes and heated tobacco units is shown in the table below:

PMI Shipment Volume (Million Units)
	For the Three Months Ended March 31,
	2020	2019	Change
Cigarettes
European Union	40,646	39,488	2.9%
Eastern Europe	21,419	20,320	5.4%
Middle East & Africa	29,996	33,304	(9.9)%
South & Southeast Asia	37,595	41,492	(9.4)%
East Asia & Australia	12,299	12,113	1.5%
Latin America & Canada	15,063	17,580	(14.3)%
Total Cigarettes	157,018	164,297	(4.4)%
Heated Tobacco Units
European Union	4,661	2,293	+100%
Eastern Europe	4,366	1,548	+100%
Middle East & Africa	470	754	(37.7)%
South & Southeast Asia	—	—	—%
East Asia & Australia	7,122	6,849	4.0%
Latin America & Canada (1)	108	54	+100%
Total Heated Tobacco Units	16,727	11,498	45.5%
Cigarettes and Heated Tobacco Units
European Union	45,307	41,781	8.4%
Eastern Europe	25,785	21,868	17.9%
Middle East & Africa	30,466	34,058	(10.5)%
South & Southeast Asia	37,595	41,492	(9.4)%
East Asia & Australia	19,421	18,962	2.4%
Latin America & Canada	15,171	17,634	(14.0)%
Total Cigarettes and Heated Tobacco Units	173,745	175,795	(1.2)%
(1) Includes shipments to Altria Group, Inc., commencing in the third quarter of 2019, for sale in the United States under license.

Following the deconsolidation of our Canadian subsidiary, we will continue to report the volume of brands sold by RBH for which other PMI subsidiaries are the trademark owners. These include HEETS, Next, Philip Morris and Rooftop.

Heated tobacco units ("HTU") is the term we use to refer to heated tobacco consumables, which for us include our HEETS, HEETS Creations, HEETS Marlboro and HEETS FROM MARLBORO, defined collectively as HEETS, as well as Marlboro HeatSticks and Parliament HeatSticks.

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

Key market data regarding total market size, our shipments and market share are shown in the tables below:

	For the Three Months Ended March 31,
			PMI Shipments (billion units)						PMI Market Share (%)(1)
Market	Total Market (billion units)		Total		Cigarette		Heated Tobacco Unit		Total		Heated Tobacco Unit
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Total	606.6	624.7	173.7	175.8	157.0	164.3	16.7	11.5	27.9	28.1	2.9	2.0

European Union
France	8.3	9.1	4.0	4.2	4.0	4.1	—	—	44.5	45.0	0.4	0.2
Germany	16.0	15.4	6.7	6.1	6.4	5.9	0.4	0.2	42.2	39.5	2.4	1.0
Italy	15.7	15.6	9.2	7.7	7.8	7.1	1.4	0.6	51.9	51.0	7.4	3.7
Poland	10.8	10.6	4.3	4.2	3.9	4.0	0.5	0.2	40.0	39.9	4.3	1.8
Spain	10.4	10.2	3.7	3.6	3.5	3.5	0.1	0.1	31.0	31.7	0.9	0.6

Eastern Europe
Russia	46.6	46.7	15.0	12.1	12.4	11.3	2.6	0.8	32.6	28.4	6.5	3.0

Middle East & Africa
Saudi Arabia	4.3	5.3	1.1	3.8	1.0	3.8	—	—	40.8	41.7	—	—
Turkey	22.4	29.5	10.2	13.9	10.2	13.9	—	—	45.1	47.2	—	—

South & Southeast Asia
Indonesia	67.2	67.6	20.4	22.1	20.4	22.1	—	—	30.4	32.7	—	—
Philippines	15.3	16.8	10.7	11.7	10.7	11.7	—	—	70.2	70.1	—	—

East Asia & Australia
Australia	2.5	3.1	0.7	0.8	0.7	0.8	—	—	28.0	24.4	—	—
Japan	35.5	37.7	12.8	12.1	6.8	6.5	6.0	5.7	36.3	34.5	19.1	17.0
Korea	16.2	15.6	3.5	3.6	2.4	2.5	1.1	1.2	21.8	23.3	6.6	7.3

Latin America & Canada
Argentina	8.0	8.5	5.3	6.1	5.3	6.1	—	—	66.1	72.3	—	—
Mexico	6.7	7.4	4.1	4.7	4.1	4.7	—	—	61.1	63.6	0.2	—

(1) Market share estimates are calculated using IMS data
Note: % change for Total Market and PMI shipments is computed based on millions of units; PMI Market Share estimates for previous periods are restated to reflect RBH deconsolidation and exclude RBH-owned brands.

Consolidated Operating Results for the Three Months Ended March 31, 2020
The following discussion compares our consolidated operating results for the three months ended March 31, 2020, with the three months ended March 31, 2019.

Our total shipment volume decreased by 1.2%, principally due to:

•	Middle East & Africa, reflecting lower cigarette shipment volume, notably in Saudi Arabia and Turkey, partly offset by North Africa;

•	South & Southeast Asia, reflecting lower cigarette shipment volume, primarily in Indonesia, Pakistan and the Philippines; and

•
Latin America & Canada, reflecting lower cigarette shipment volume, primarily in Argentina, Canada (mainly due to the impact of the deconsolidation of RBH), and Mexico. Excluding the volume impact from the RBH deconsolidation, our total shipment volume in the Region decreased by 8.8%;

partly offset by

•	the EU, reflecting higher heated tobacco unit shipment volume across the Region, particularly in Italy, as well as higher cigarette shipment volume, notably in Germany and Italy;

•
Eastern Europe, reflecting higher heated tobacco unit shipment volume across the Region, notably in Russia and Ukraine, as well as higher cigarette shipment volume, mainly in Russia, partly offset by Ukraine; and

•	East Asia & Australia, mainly reflecting higher cigarette and heated tobacco unit shipment volume in Japan.

Excluding the volume impact from the RBH deconsolidation of approximately 1.0 billion units (reflecting first quarter 2019 volume of RBH-owned brands and including Duty-Free sales of these brands in Canada), PMI's total shipment volume decreased by 0.6%.

First-Quarter Impact of Inventory Movements

Excluding the volume impact from the deconsolidation of RBH, and the net favorable impact of estimated distributor inventory movements of approximately 5.4 billion units, our total in-market sales declined by 3.7%, due to a 6.7% decline in cigarettes, partly offset by a 35.6% increase in heated tobacco units.

The net favorable impact of estimated distributor inventory movements of approximately 5.4 billion units reflected:

•	A net favorable impact of 4.7 billion cigarettes, mainly driven by the EU Region, Japan, North Africa, PMI Duty Free and Russia, partly offset by Saudi Arabia; and

•	A net favorable impact of 0.7 billion heated tobacco units, mainly driven by the EU Region and Russia.

Our cigarette shipment volume by brand and heated tobacco units shipment volume are shown in the table below:

PMI Shipment Volume by Brand (Million Units)
	First-Quarter
	2020	2019	Change
Cigarettes
Marlboro	59,245	59,963	(1.2)%
L&M	22,641	21,816	3.8%
Chesterfield	12,903	14,298	(9.8)%
Philip Morris	11,463	10,723	6.9%
Sampoerna A	8,548	7,901	8.2%
Parliament	7,573	8,830	(14.2)%
Dji Sam Soe	6,175	6,651	(7.2)%
Bond Street	5,612	5,671	(1.0)%
Lark	4,025	5,270	(23.6)%
Fortune	2,482	3,045	(18.5)%
Others	16,351	20,129	(18.8)%
Total Cigarettes	157,018	164,297	(4.4)%
Heated Tobacco Units (1)	16,727	11,498	45.5%
Total Cigarettes and Heated Tobacco Units	173,745	175,795	(1.2)%
(1) Includes shipments to Altria Group, Inc., commencing in the third quarter of 2019, for sale in the United States under license.
Note: Sampoerna A includes Sampoerna; Philip Morris includes Philip Morris/Dubliss; and Lark includes Lark Harmony.

Our cigarette shipment volume of the following brands decreased:

•	Marlboro, mainly due to the GCC, Indonesia, Mexico and Turkey, partially offset by Germany, Italy, Japan, North Africa and Russia;

•	Chesterfield, mainly due to Argentina, Russia, Saudi Arabia and Turkey, partly offset by Brazil;

•	Parliament, mainly due to Russia and Turkey;

•	Dji Sam Soe in Indonesia, mainly due to Dji Sam Soe Magnum Mild, reflecting adult smoker down-trading to super-low-price brands due to widened price gaps;

•	Bond Street, mainly due to Ukraine, partly offset by Russia;

•	Lark, mainly due to Japan and Turkey;

•	Fortune in the Philippines, mainly reflecting the impact of the August 2019 price increase, which widened price gaps with competitive brands; and

•	"Others," notably due to: the impact of the deconsolidation of RBH in Canada; mid-price Sampoerna U in Indonesia and Muratti in Turkey; and low-price Morven in Pakistan.

The increase in our heated tobacco unit shipment volume was mainly driven by the EU (notably Italy), Eastern Europe (notably Russia and Ukraine) and Japan, partly offset by PMI Duty Free.

Our cigarette shipment volume of the following brands increased:

•	L&M, mainly driven by Mexico and North Africa (primarily Egypt), partly offset by Saudi Arabia;

•	Philip Morris, primarily driven by Japan and Russia, partly offset by Argentina; and

•	Sampoerna A in Indonesia, mainly driven by premium A Mild, notably reflecting reduced price gaps with directly competitive mid and low-price brands.

First-Quarter International Share of Market (excluding China and the United States)

Our total international market share (excluding China and the U.S.), defined as our cigarette and heated tobacco unit sales volume as a percentage of total industry cigarette and heated tobacco unit sales volume, decreased by 0.2 points to 27.9%, reflecting:

•	Total international market share for cigarettes of 25.0%, down by 1.1 points; and

•	Total international market share for heated tobacco units of 2.9%, up by 0.9 points.
Our total international cigarette sales volume as a percentage of total industry cigarette sales volume was down by 0.8 points to 25.9%, mainly reflecting: out-switching to heated tobacco units, as well as lower cigarette market share, notably in Argentina, Indonesia, Mexico, Pakistan, Saudi Arabia and Turkey.

Financial Summary
Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2020	2019	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other(1)
(in millions)
Net Revenues	$7,153	$6,751	6.0%	7.1%	$402	$(74)	$323	$381	$(228)
Cost of Sales	(2,402)	(2,465)	2.6%	0.6%	63	49	—	29	(15)
Marketing, Administration and Research Costs(2)	(1,944)	(2,217)	12.3%	20.0%	273	(171)	—	—	444
Amortization of Intangibles	(18)	(19)	5.3%	5.3%	1	—	—	—	1
Operating Income	$2,789	$2,050	36.0%	45.6%	$739	$(196)	$323	$410	$202
(1) Cost/Other variance includes the impact of the RBH deconsolidation.
(2) Unfavorable Cost/Other variance of $9 million, excluding 2019 asset impairment and exit costs of $20 million, the 2019 Canadian tobacco litigation-related expense of $194 million and the 2019 Loss on deconsolidation of RBH of $239 million.
Note: Net Revenues include revenues from shipments of Platform 1 devices, heated tobacco units and accessories to Altria Group, Inc., commencing in the third quarter of 2019, for sale under license in the United States.

During the quarter, net revenues, excluding unfavorable currency, increased by 7.1%, mainly reflecting: a favorable pricing variance, notably driven by Australia, the GCC, Germany, Mexico, the Philippines and Turkey, partly offset by Italy; and a favorable volume/mix, primarily driven by heated tobacco unit volume (notably in the EU and Eastern Europe, partly offset by PMI Duty Free), partially offset by lower IQOS device volume (notably in Japan) and lower cigarette volume (mainly due to Mexico, the Philippines, Saudi Arabia and Turkey, largely offset by Germany, Italy, Japan, North Africa and Russia). The currency-neutral growth in net revenues of 7.1% came despite the unfavorable impact of $228 million, shown in "Cost/Other," mainly resulting from the deconsolidation of RBH.

The unfavorable currency in net revenues was due primarily to the Brazilian real, Euro and Turkish lira, partially offset by the Egyptian pound, Philippine peso and Ukrainian hryvnia.

Net revenues include $1,555 million in 2020 and $1,243 million in 2019 related to the sale of RRPs.

Operating income, excluding unfavorable currency, increased by 45.6%, notably reflecting a favorable comparison to charges recorded in the first quarter of 2019 of $453 million, related to the loss on deconsolidation of RBH of $239 million, the Canadian tobacco litigation-related expense of $194 million, and asset impairment and exit costs related to a plant closure in Pakistan of $20 million.

Excluding the impact of these 2019 charges, operating income, excluding unfavorable currency, increased by 19.3%, primarily reflecting: a favorable pricing variance; and favorable volume/mix, primarily driven by heated tobacco unit volume (notably in the EU and Eastern Europe, partly offset by PMI Duty Free); partially offset by higher manufacturing costs; higher marketing, administration and research costs (notably reflecting increased investment behind reduced-risk products, mainly in the EU and Eastern Europe); and the net unfavorable impact resulting from the deconsolidation of RBH, included in "Cost/Other."

Interest expense, net, of $129 million decreased by $23 million (15.1%).

Our effective tax rate was 22.6% in the first quarter of 2020 and 2019. The effective tax rate for the three months ended March 31, 2020 was favorably impacted by a decrease in deferred tax liabilities related to the fair value adjustment of equity securities held by PMI ($16 million). The effective income tax rate for the three months ended March 31, 2019 was favorably impacted by the reversal of a deferred tax liability on the unremitted earnings of our Canadian subsidiary, RBH ($49 million) and by the Tax Cuts and Jobs Act. We estimate that our full-year 2020 effective tax rate will be approximately 23%, excluding the discrete tax event mentioned above. Changes in currency exchange rates, earnings mix by taxing jurisdiction or future regulatory developments may have an impact on the effective tax rates, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions. For further details, see Note 9. Income Taxes.

We are regularly examined by tax authorities around the world, and we are currently under examination in a number of jurisdictions. It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible change cannot be made at this time.

Net earnings attributable to PMI of $1.8 billion increased by $472 million or 34.9%. This increase was due primarily to higher operating income as discussed above. Diluted and basic EPS of $1.17 increased by 34.5%. Excluding an unfavorable currency impact of $0.13, diluted EPS increased by 49.4%.

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

We support a comprehensive regulatory framework for tobacco and nicotine-containing products based on the principle of harm reduction, including mandated health warnings, minimum age laws, restrictions on advertising, and public place smoking restrictions. We also support regulatory measures that help reduce illicit trade.

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

Restrictions and Bans on the Use of Ingredients: The WHO and others in the public health community have recommended restrictions or total bans on the use of some or all ingredients in tobacco products, including menthol. Broad restrictions and ingredient bans would require us to reformulate our American blend tobacco products and could reduce our ability to differentiate these products in the market in the long term. In many countries, menthol bans would eliminate the entire category of mentholated tobacco products. The European Union has banned flavored tobacco products, subject to an exemption until May 2020 for menthol. Other countries may follow the EU’s approach. For instance, Turkey has banned menthol as of May 2020. Broader ingredient bans have been adopted by Canada and Brazil. In Brazil, an ingredient ban is currently on appeal by a tobacco industry union, of which our Brazilian subsidiary is a member. It is not possible to predict the outcome of these legal proceedings.

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

Illicit Trade: Illicit tobacco trade creates a cheap and unregulated supply of tobacco products, undermines efforts to reduce smoking prevalence, especially among youth, damages legitimate businesses and intellectual property rights, stimulates organized crime, increases corruption and reduces government tax revenue. Excluding China and the U.S., illicit trade may account for as much as 10 to 12% of global cigarette consumption; this includes counterfeit, contraband and the growing problem of “illicit whites,” which are cigarettes legally produced in one jurisdiction for the sole purpose of being exported and illegally sold in another jurisdiction where they have no legitimate market. Currently, we estimate that illicit trade in the European Union accounted for approximately 8% of total cigarette consumption in 2019.

A number of jurisdictions are considering actions to prevent illicit trade. In November 2012, the FCTC adopted the Protocol to Eliminate Illicit Trade in Tobacco Products (the “Protocol”), which includes supply chain control measures, such as licensing of manufacturers and distributors, enforcement of these control measures in free trade zones, controls on duty free and Internet channels and the implementation of tracking and tracing technologies. To date, 58 Parties, including the European Union, have ratified it. The Protocol came into force in September 2018. Parties must now start implementing its provisions in their national legislation. In October 2018, the first Meeting of the Parties to the Protocol decided to produce a comprehensive report on good practices for the implementation of tracking and tracing systems and to prepare a conceptual framework for global information sharing to combat illicit tobacco trade. We welcome this decision and expect that other Parties will ratify the Protocol.

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

Four RRP platforms are in various stages of development and commercialization readiness:

        Platform 1 uses a precisely controlled heating device incorporating our IQOS HeatControl technology, into which a specially designed and proprietary tobacco unit is inserted and heated to generate an aerosol. We have conducted a series of clinical studies for this platform, the results of which were included in our submission to the U.S. Food and Drug Administration (“FDA”) described below. The results of the first six-month term of the 6+6 month exposure response study were received at the end of 2017, and the related report was completed and submitted to the FDA in the second quarter of 2018. The study showed that all eight of the co-primary clinical risk endpoints moved in the same direction in the group that switched to our Platform 1 product as observed for smoking cessation, with statistically significant changes in five of the eight endpoints compared with on-going smoking. We received the results of the second six-month term of the 6+6 month exposure response study in the second quarter of 2018, and expect to finalize our analysis and report the results for submission to the FDA in the next few months. In addition, we completed an 18-month combined chronic toxicity and carcinogenicity study in mice, which was on-going at the time of our FDA submission. We shared the results with the FDA in August 2018.

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

    Platform 3 provides an aerosol of nicotine salt. We have explored two routes for this platform, one with electronics and one without, and conducted nicotine pharmacokinetic studies with both versions. The results of the pharmacokinetic study related to the version without electronics were received, and the related report was finalized in the fourth quarter of 2018. The results indicate this product's potential as an acceptable alternative to continued cigarette smoking in terms of product satisfaction. In February 2020, we completed a product use and adaptation study in adult smokers. We expect to finalize our analysis and report the results in the next few months.

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

In 2014, we introduced our Platform 1 product in pilot city launches in Nagoya, Japan, and in Milan, Italy. Since then, we have continuously expanded our commercialization activities, and the product is currently available for sale in 53 markets in key cities or nationwide. While our Platform 1 products are currently available for sale in Mexico, that country recently banned the importation of e-cigarettes and devices that heat tobacco.

We estimate that only a very small percentage of adult smokers who convert to our Platform 1 product switch back to cigarettes.

We have integrated the production of our heated tobacco units into a number of our existing manufacturing facilities, are progressing with our plans to build manufacturing capacity for our other RRP platforms, and continue to optimize our manufacturing infrastructure.

An adequate supply chain for our RRP portfolio, including the supply of electronic devices, is important to our business. We work with two electronics manufacturing service providers for the supply of our Platform 1 and IQOS MESH devices and a small number of other providers for other products in our RRP portfolio and related accessories. Due to the COVID-19 pandemic, the operations of our two electronic manufacturing service providers were temporarily suspended at different times. Even though these suspensions did not materially affect our operations, if both of these service providers were significantly constrained at the same time, the supply of the devices could be disrupted. Although we work closely with these service providers on monitoring their production capability and financial health, we cannot guarantee that they will remain capable of meeting their commitments, particularly during the COVID-19 pandemic; if they will not, the commercialization of our RRPs could be adversely affected. The production of our RRP portfolio requires various metals, and we believe that there is an adequate supply of such metals in the world markets to satisfy our current and anticipated production requirements. However, some components and materials necessary for the production of our RRPs, including those for the electronic devices, are obtained from single or limited sources, and can be subject to industry-wide shortages and price fluctuations. While we were successful in maintaining adequate supply of such components and materials so far, we may not be able to secure such supply going forward, particularly during the COVID-19 pandemic; this could negatively impact the commercialization of our RRPs. For details on the impact of COVID-19 on our production and supply chain, see the "Executive Summary" section of this MD&A.

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

Our commercialization efforts for the other RRP platforms are as follows:

•
In light of the current confusion in the e-vapor category, in February 2020, we postponed our planned launch of an improved version of this product until the third quarter of 2020, expecting to reach the optimal capacity for commercialization at scale. We will adjust our launch plans based on market-specific factors.

•	With respect to TEEPS, our Platform 2 product, we are finalizing our improvements to this product and plan to conduct a consumer test in the beginning of 2021.

•	We plan to conduct a consumer test of our Platform 3 product by the end of 2020.

Due to the COVID-19 pandemic, these plans may be delayed.

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

Some governments have banned or are seeking to ban or severely restrict emerging tobacco and nicotine-containing products such as our RRPs and communication of truthful and non-misleading information about such products. These regulations might foreclose or unreasonably restrict adult consumer access even to products that might be shown to be a better consumer choice than continuing to smoke. During the COVID-19 pandemic, governments may temporarily be unable to focus on the development of science-based regulatory frameworks for the development and commercialization of RRPs or on the enforcement or implementation of regulations that are significant to our business.

We oppose blanket bans and unreasonable restrictions of products that have the potential to present less risk of harm compared to continued smoking. By contrast, we support regulation that sets clear standards for all RRP categories and propels innovation to benefit adult smokers who would otherwise continue to smoke.

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

We filed a supplemental PMTA application for the IQOS 3 device in March 2020.

The FDA referred our MRTPA to the Tobacco Product Scientific Advisory Committee (“TPSAC”). TPSAC held a meeting on January 24 and January 25, 2018 to discuss our MRTPA. The recommendations and votes of TPSAC are not binding on the FDA. By regulation, the FDA’s decision on our MRTPA will take into account, in addition to the views of TPSAC, scientific evidence as well as comments, data and information submitted by interested persons. The FDA closed the public comment period on February 11, 2019. In late 2019, we provided a response to the FDA's request for clarification regarding our mice study described above. Following our response, the FDA re-opened a public comment period that ended on February 24, 2020. The FDA review of our MRTPA is on-going.

In March 2020, we requested a clarification from the FDA regarding the applicability of its new health warning requirements to our heated tobacco units sold in the United States.

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

In the U.S., tobacco and nicotine-containing products that were not commercially marketed as of February 15, 2007 are subject to review and authorization by the FDA. Manufacturers of all non-authorized products currently on the market are required to file a PMTA with the FDA by May 12, 2020. In April 2020, the U.S. District Court allowed the FDA to extend the filing date by 120 days given the COVID-19 pandemic.

On January 2, 2020, the FDA announced an enforcement policy against the sale of e-vapor products sold without FDA authorization, prioritizing enforcement against the sale of cartridge-based e-vapor products with flavors other than tobacco and menthol, and sale of any nicotine-containing products to minors and where the manufacturer fails to take adequate measures to prevent access by minors. The FDA indicated that the enforcement policy will be amended to reflect the PMTA deadline extension mentioned above.

While we do not sell e-vapor products in the U.S. and therefore are not subject to these actions, we continue to support regulation and industry practices that reflect the fact that youth should not consume nicotine in any form.

FDA actions may influence the regulatory approach of other governments.

Until recently, there were no countries with specific product standards for heat-not-burn products. Currently, national standards setting minimum quality and safety requirements for heat-not-burn products have been adopted with defined methods for demonstrating the absence of combustion in Russia, Ukraine, Kazakhstan, the UAE, Egypt, Jordan, and Kyrgyzstan. We expect and encourage other governments to consider similar product standards going forward.

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

In June 2018, the Korean Food and Drug Administration (“KFDA”) issued a statement on products that heat rather than burn tobacco. The KFDA tested three heat-not-burn products, one of which was our Platform 1 product. The KFDA confirmed that the levels of the nine HPHCs tested in the aerosol of these products were on average approximately 90% lower compared to those measured in the cigarette smoke of the top five cigarette brands in South Korea. However, the KFDA stated that it could not establish that the tested heat-not-burn products are less harmful than cigarettes. In October 2018, our Korean affiliate filed a request with a local court seeking information underlying KFDA’s analysis, conclusions and public statements. We expect a decision in May 2020.

In August 2018, the Science & Technology Committee of the U.K. House of Commons published a report of its inquiry into e-cigarettes and heat-not-burn products. The report concluded that e-cigarettes are significantly less harmful to health than smoking tobacco. The report also observed that for those smokers who don’t accept e-cigarettes, heat-not-burn products may offer a public health benefit despite their relative risk. The report called for a risk-proportionate regulatory environment for both e-cigarettes and heat-not-burn products and noted that e-cigarettes should remain the least taxed, cigarettes the most taxed, with heat-not-burn products falling between the two. The U.K. Committee on Advertising Practice announced the removal of a prohibition of health claims in the advertising of e-cigarettes in the U.K. effective November 2018.

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

Governmental Investigations

From time to time, we are subject to governmental investigations on a range of matters, including tax, customs, antitrust, advertising, and labor practices. We describe certain matters pending in Thailand, Russia and South Korea in Note 8. Contingencies.

In November 2010, a WTO panel issued its decision in a dispute relating to facts that arose from August 2006 between the Philippines and Thailand concerning a series of Thai customs and tax measures affecting cigarettes imported by PM Thailand into Thailand (see Note 8. Contingencies for additional information). The WTO panel decision, which was upheld by the WTO Appellate Body, concluded that Thailand had no basis to find that PM Thailand's declared customs values and taxes paid were too low, as alleged by the DSI in 2009. The decision also created obligations for Thailand to revise its laws, regulations, or practices affecting the customs valuation and tax treatment of future cigarette imports. Thailand agreed in September 2011 to fully comply with the decision by October 2012. The Philippines asserts that to date Thailand has not fully complied with the WTO panel decision. The Philippines has repeatedly expressed concerns with ongoing investigations by Thailand of PM Thailand, including those that led to the criminal charges described in Note 8. Contingencies, and has commenced two formal proceedings at the WTO to challenge criminal charges against PM Thailand arguing that the criminal charges appear to be based on grounds not supported by WTO customs valuation rules and inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies. On November 12, 2018 and July 12, 2019, the WTO issued its decisions agreeing with the Philippines that the criminal charges against PM Thailand and its former and current employees in connection with import entries of cigarettes from the Philippines and Indonesia, respectively, described in Note 8. Contingencies, are inconsistent with WTO customs valuation rules. In January 2019 and September 2019, Thailand appealed the WTO decision related to the criminal charges in connection with import entries of cigarettes from the Philippines and Indonesia, respectively. The WTO Appellate Body is not operational, and the appeals by Thailand are suspended indefinitely. In February 2020, the Philippines requested an authorization from the WTO Dispute Settlement Body to suspend certain concessions and other trade obligations to Thailand. It is not possible to predict any future developments in these proceedings.

Asset Impairment and Exit Costs

We discuss asset impairment and exit costs in Note 18. Asset Impairment and Exit Costs to our condensed consolidated financial statements.

Organizational Design Optimization

As part of our transformation to a smoke-free future, we seek to optimize our organizational design, including relocation and outsourcing of certain activities.

In January 2020, we commenced the first phase of a two-phase restructuring project in Switzerland. During the first quarter of 2020, we initiated the employee consultation procedure, as required under Swiss law, for the impacted employees in the first phase. This consultation was completed in April 2020; however, in light of the COVID-19 pandemic, PMI management has communicated that it has suspended restructuring plans. Due to the timing of the closure of the consultation, in combination with the suspension announced by PMI management, no amounts have been recorded in the first quarter of 2020, as the proposed exit activity is not considered probable (under U.S. GAAP) as of March 31, 2020.

Acquisitions and Other Business Arrangements

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

Due to the COVID-19 pandemic, the timing of our commercial initiatives planned for the licensed KT&G products later this year could be delayed.

Investments in Unconsolidated Subsidiaries and Equity Securities

We discuss our investments in unconsolidated subsidiaries and equity securities in Note 11. Fair Value Measurements and Note 14. Related Parties - Investments in Unconsolidated Subsidiaries, Equity Securities and Other to our condensed consolidated financial statements.

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

A subsidiary sells products to distributors that, in turn, sell those products to duty free customers that supply U.N. peacekeeping forces around the world, including those in the U.N. peacekeeping mission located in Abyei, a special administrative territory in Sudan. We do not believe that these sales, which are not subject to Trade Sanctions, and are de minimis in volume and value, present a material risk to our shareholders, our reputation or the value of our shares. We have no employees, operations or assets in Sudan.

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

Operating Results – Three Months Ended March 31, 2020

The following discussion compares operating results within each of our operating segments for the three months ended March 31, 2020, with the three months ended March 31, 2019.

Unless otherwise stated, references to total industry, total market, our shipment volume and our market share performance reflect cigarettes and heated tobacco units.

European Union:

Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2020	2019	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$2,535	$2,159	17.4%	20.7%	$376	$(70)	$16	$430	$—
Operating Income	$1,158	$896	29.2%	36.5%	$262	$(65)	$16	$378	$(67)

During the quarter, net revenues, excluding unfavorable currency, increased by 20.7%, primarily reflecting favorable volume/mix, mainly driven by higher heated tobacco unit volume across the Region (notably in the Czech Republic, Germany, Italy and Poland), as well as higher cigarette volume (notably in Germany and Italy). The favorable pricing variance reflected higher combustible pricing across the Region (notably in Germany), partly offset by lower heated tobacco unit pricing (notably in Italy) and lower IQOS device pricing.

The net revenues of the European Union segment include $624 million in 2020 and $347 million in 2019 related to the sale of RRPs.

Operating income, excluding unfavorable currency, increased by 36.5%, mainly reflecting: favorable volume/mix, driven by the same factors as for net revenues noted above; and a favorable pricing variance; partly offset by higher manufacturing costs; and higher marketing, administration and research costs, largely related to increased investments behind reduced-risk products.

European Union - Total Market, PMI Shipment Volume and Market Share Commentaries

Total market, PMI shipment volume and market share performance are shown in the table below:

European Union Key Data	First-Quarter
			Change
	2020	2019	% / pp
Total Market (billion units)	109.3	107.4	1.8%

PMI Shipment Volume (million units)
Cigarettes	40,646	39,488	2.9%
Heated Tobacco Units	4,661	2,293	+100%
Total European Union	45,307	41,781	8.4%

PMI Market Share
Marlboro	17.7%	18.2%	(0.5)
L&M	6.5%	6.7%	(0.2)
Chesterfield	5.7%	5.9%	(0.2)
Philip Morris	2.6%	2.8%	(0.2)
HEETS	3.9%	2.1%	1.8
Others	3.0%	3.2%	(0.2)
Total European Union	39.4%	38.9%	0.5

In the quarter, the estimated total market in the EU increased by 1.8% to 109.3 billion units, mainly driven by:

•
Denmark, up by +100%, mainly reflecting the net favorable impact of estimated trade inventory movements in advance of a significant excise tax increase on April 1, 2020. Excluding these movements, the total estimated market decreased by 2.0%; and

•	Germany, up by 3.7%, or down by 1.8% excluding the net favorable impact of estimated trade inventory movements, primarily reflecting the impact of price increases in March 2019;
partly offset by

•	France, down by 8.7%, primarily reflecting the impact of significant excise tax-driven price increases in November 2019 and March 2020, and a higher prevalence of illicit trade.
Excluding the net favorable impact of estimated trade inventory movements, the estimated total market in the EU was down by 0.4%.

Our total shipment volume increased by 8.4% to 45.3 billion units, reflecting:

•
higher heated tobacco unit shipment volume across the Region, driven by higher market share (notably in Germany, Italy and Poland) and the net favorable impact of estimated distributor inventory movements (partly driven by distributor inventory increases related to COVID-19, notably in Italy); and

•
higher cigarette shipment volume, mainly driven by the net favorable impact of estimated distributor inventory movements (partly driven by distributor inventory increases related to COVID-19, notably in Italy and Spain), partly offset by lower market share (notably in Italy and Poland, partially reflecting out-switching to heated tobacco units).

Excluding the net favorable impact of estimated distributor inventory movements, our total in-market sales in the Region increased by 3.1%.

Eastern Europe:

Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2020	2019	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$788	$579	36.1%	35.1%	$209	$6	$14	$189	$—
Operating Income	$99	$129	(23.3)%	48.1%	$(30)	$(92)	$14	$129	$(81)

During the quarter, net revenues, excluding favorable currency, increased by 35.1%, mainly reflecting: favorable volume/mix, predominantly driven by higher heated tobacco unit volume in Russia and Ukraine; and a favorable pricing variance, driven mainly by higher combustible pricing (notably in Russia and Ukraine), partly offset by lower IQOS device pricing (predominantly in Russia).

The net revenues of the Eastern Europe segment include $265 million in 2020 and $108 million in 2019 related to the sale of RRPs.

Operating income, excluding unfavorable currency, (primarily related to an adverse transaction currency impact from the revaluation of foreign currency payables in Russia), increased by 48.1%, mainly reflecting: favorable volume/mix, reflecting the same drivers as for net revenues noted above; and a favorable pricing variance; partially offset by higher manufacturing costs and higher marketing, administration and research costs (primarily related to reduced-risk products in Russia and Ukraine).

Eastern Europe - Total Market, PMI Shipment Volume and Market Share Commentaries

In the quarter, the estimated total market in Eastern Europe decreased, notably due to:

•
Russia, down by 0.1%, or by 3.9% excluding the net favorable impact of estimated trade inventory movements, primarily reflecting the impact of price increases, as well as an increase in the prevalence of illicit trade; and

•	Ukraine, down by 6.5%, mainly reflecting the impact of excise tax-driven price increases.

PMI Shipment Volume (million units)	First-Quarter
	2020	2019	Change
Cigarettes	21,419	20,320	5.4%
Heated Tobacco Units	4,366	1,548	+100%
Total Eastern Europe	25,785	21,868	17.9%

Our total shipment volume increased by 17.9% to 25.8 billion units, mainly driven by:

•	Kazakhstan, up by 15.6%, mainly reflecting a higher market share of heated tobacco units; and

•
Russia, up by 24.0%, or by 14.5% excluding the net favorable impact of estimated distributor inventory movements (primarily for cigarettes and driven by distributor inventory increases due to COVID-19), mainly reflecting a higher market share of heated tobacco units.

Middle East & Africa:

Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2020	2019	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$876	$927	(5.5)%	(5.3)%	$(51)	$(2)	$72	$(76)	$(45)
Operating Income	$321	$344	(6.7)%	(1.2)%	$(23)	$(19)	$72	$(30)	$(46)

During the quarter, net revenues, excluding unfavorable currency, decreased by 5.3%, reflecting: unfavorable volume/mix, mainly due to lower heated tobacco unit and IQOS device volume in PMI Duty Free and lower cigarette volume (notably in Saudi Arabia and Turkey, partly offset by Kuwait and North Africa); and lower fees for certain distribution rights billed to customers in certain markets, shown in "Cost/Other"; partially offset by a favorable pricing variance, driven predominantly by the GCC and Turkey.

The net revenues of the Middle East & Africa segment include $44 million in 2020 and $98 million in 2019 related to the sale of RRPs.

Operating income, excluding unfavorable currency, decreased by 1.2%, reflecting: unfavorable volume/mix, mainly due to lower heated tobacco unit volume in PMI Duty Free and lower cigarette volume (notably in Saudi Arabia, partly offset by Kuwait and North Africa); and unfavorable "Cost/Other," mainly due to lower fees for certain distribution rights, as for net revenues noted above, and higher manufacturing costs, partly offset by lower marketing, administration and research costs; partially offset by a favorable pricing variance.

Middle East & Africa - Total Market, PMI Shipment Volume and Market Share Commentaries

In the quarter, the estimated total market in the Middle East & Africa decreased, mainly due to:

•	International Duty Free, down by 33.0%, primarily reflecting the impact of government travel restrictions and reduced passenger traffic due to the COVID-19 pandemic;

•	Saudi Arabia, down by 18.6%, notably reflecting the increased prevalence of non-domestic products following the implementation of plain packaging in the fourth quarter of 2019; and

•	Turkey, down by 24.1%, mainly reflecting a higher prevalence of illicit trade related to cut tobacco following significant industry-wide price increases in 2019;
partly offset by

•	Egypt, up by 5.9%, partly reflecting a lower prevalence of illicit trade and in-switching to cigarettes from other tobacco products.

PMI Shipment Volume (million units)	First-Quarter
	2020	2019	Change
Cigarettes	29,996	33,304	(9.9)%
Heated Tobacco Units	470	754	(37.7)%
Total Middle East & Africa	30,466	34,058	(10.5)%
Our total shipment volume decreased by 10.5% to 30.5 billion units, notably due to:

•	PMI Duty Free, down by 12.8%, or by 28.1% excluding the net favorable impact of estimated distributor inventory movements (driven by cigarettes), mainly reflecting the lower total market;

•
Saudi Arabia, down by 72.6%. Excluding the net unfavorable impact of estimated distributor inventory movements of 2.3 billion cigarettes, largely attributable to the timing of shipments in 2019, PMI's in-market sales decreased by 20.4%, mainly due to the lower total market; and

•	Turkey, down by 27.0%, mainly reflecting the lower total market and lower market share due primarily to adult smoker down-trading following the price increases;
partly offset by

•	Egypt, up by 17.1%, or by 6.1% excluding the net favorable impact of estimated distributor inventory movements, mainly reflecting the higher total market.

South & Southeast Asia:

Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2020	2019	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$1,251	$1,113	12.4%	10.7%	$138	$19	$159	$(40)	$—
Operating Income	$599	$440	36.1%	31.8%	$159	$19	$159	$(18)	$(1)

During the quarter, net revenues, excluding favorable currency, increased by 10.7%, reflecting a favorable pricing variance, principally driven by the Philippines, partly offset by unfavorable volume/mix, mainly due to lower cigarette volume in Indonesia and the Philippines, partially offset by favorable cigarette mix in Indonesia.

Operating income, excluding favorable currency, increased by 31.8%, partly reflecting a favorable comparison to a charge recorded in the first quarter of 2019 for asset impairment and exit costs related to a plant closure in Pakistan ($20 million).

Excluding the impact of the 2019 charge, operating income, excluding favorable currency, increased by 26.1%, reflecting a favorable pricing variance, partly offset by unfavorable volume/mix, due to the same factors as for net revenues noted above, and higher marketing, administration and research costs.

South & Southeast Asia - Total Market, PMI Shipment Volume and Market Share Commentaries

In the quarter, the estimated total market in South & Southeast Asia decreased, notably due to:

•	Indonesia, down by 0.6%, or by approximately 7% excluding the net favorable impact of estimated trade inventory movements, mainly reflecting the impact of excise tax-driven price increases;

•	Pakistan, down by 25.3%, or by 41.9% excluding the net favorable impact of estimated trade inventory movements, mainly due to the impact of excise tax-driven price increases in June 2019; and

•
the Philippines, down by 8.9%, or by 13.2% excluding the net favorable impact of estimated trade inventory movements, mainly reflecting the impact of industry-wide price increases in the third quarter of 2019 and the implementation of quarantines related to COVID-19 in select geographies beginning in mid-March 2020.

PMI Shipment Volume (million units)	First-Quarter
	2020	2019	Change
Cigarettes	37,595	41,492	(9.4)%
Heated Tobacco Units	—	—	—%
Total South & Southeast Asia	37,595	41,492	(9.4)%

Our total shipment volume decreased by 9.4% to 37.6 billion units, notably due to:

•	Indonesia, down by 7.6%, primarily reflecting lower market share, mainly due to Marlboro and Dji Sam Soe Magnum Mild, partly offset by Sampoerna A;

•	Pakistan, down by 35.0%, mainly due to the lower total market; and

•	the Philippines, down by 8.8%, mainly reflecting the lower total market.

East Asia & Australia:

Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2020	2019	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$ 1,255	$ 1,321	(5.0)%	(4.3)%	$(66)	$(9)	$13	$(70)	$—
Operating Income	$ 486	$ 427	13.8%	14.8%	$59	$(4)	$13	$(11)	$61

During the quarter, net revenues, excluding unfavorable currency, decreased by 4.3%, reflecting: unfavorable volume/mix, mainly due to lower IQOS device volume in Japan and unfavorable cigarette volume/mix in Australia, partly offset by higher cigarette and heated tobacco unit volume in Japan. The unfavorable volume/mix was partly offset by a favorable pricing variance, mainly driven by Australia.

The net revenues of the East Asia & Australia segment include $613 million in 2020 and $683 million in 2019 related to the sale of RRPs.

Operating income, excluding unfavorable currency, increased by 14.8%, mainly reflecting lower manufacturing costs related to Japan; lower marketing, administration and research costs; and a favorable pricing variance; partly offset by unfavorable volume/mix, notably due to unfavorable cigarette volume/mix in Australia, partially offset by higher cigarette volume in Japan.

East Asia & Australia - Total Market, PMI Shipment Volume and Market Share Commentaries

In the quarter, the estimated total market in East Asia & Australia, excluding China, decreased, notably due to:

•	Australia, down by 19.1%, or by 7.9% excluding the net unfavorable impact of estimated trade inventory movements, mainly due to the impact of excise tax-driven retail price increases;

•	Japan, down by 5.7%, mainly reflecting adult smoker out-switching from cigarettes to the cigarillo category; and

•	Taiwan, down by 14.4%, or by 3.2% excluding the net unfavorable impact of estimated trade inventory movements, notably due to an increase in the prevalence of illicit trade.

PMI Shipment Volume (million units)	First-Quarter
	2020	2019	Change
Cigarettes	12,299	12,113	1.5%
Heated Tobacco Units	7,122	6,849	4.0%
Total East Asia & Australia	19,421	18,962	2.4%

Our total shipment volume increased by 2.4% to 19.4 billion units, notably in:

•
Japan, up by 5.6%, reflecting the net favorable impact of estimated distributor inventory movements of approximately 0.8 billion units (driven by a 0.9 billion favorable impact for cigarettes), partly due to accelerated cigarette and heated tobacco unit shipments to the distributor related to COVID-19. Excluding the impact of these inventory movements, PMI's in-market sales decreased by 0.9%, mainly due to the lower total market, partly offset by higher heated tobacco unit market share.

Latin America & Canada:

Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2020	2019	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other(1)
(in millions)
Net Revenues	$448	$652	(31.3)%	(28.5)%	$(204)	$(18)	$49	$(52)	$(183)
Operating Income	$126	$(186)	+100%	+100%	$312	$(35)	$49	$(38)	$336
(1) Cost/Other variance includes the impact of the RBH deconsolidation.
Note: Net Revenues include revenues from shipments of Platform 1 devices, heated tobacco units and accessories to Altria Group, Inc., commencing in the third quarter of 2019, for sale under license in the United States.

During the quarter, net revenues, excluding unfavorable currency, decreased by 28.5%, reflecting: the unfavorable impact of the deconsolidation of RBH shown in "Cost/Other"; and unfavorable volume/mix, notably due to lower cigarette volume in Argentina and Mexico; partly offset by a favorable pricing variance, driven by Mexico.

The net revenues of the Latin America & Canada segment include $8 million in 2020 and $6 million in 2019 related to the sale of RRPs.

Operating income, excluding unfavorable currency, increased by +100%, notably reflecting a favorable comparison to charges recorded in the first quarter of 2019 of $433 million, included in "Cost/Other," related to the loss on deconsolidation of RBH of $239 million and the Canadian tobacco litigation-related expense of $194 million.

Excluding the impact of these 2019 charges, operating income, excluding unfavorable currency, decreased by 34.8%, reflecting: the unfavorable impact of the deconsolidation of RBH, included in "Cost/Other"; and unfavorable volume/mix, due to the same factors as for net revenues noted above; partly offset by a favorable pricing variance and lower marketing, administration and research costs.

Latin America & Canada - Total Market, PMI Shipment Volume and Market Share Commentaries

In the quarter, the estimated total market in Latin America & Canada decreased, notably due to:

•	Argentina, down by 5.7%, mainly reflecting the impact of price increases; and

•	Mexico, down by 10.5%, mainly due to the impact of excise tax-driven price increases in January 2020;
partly offset by

•	Brazil, up by 10.3%, mainly reflecting an estimated lower prevalence of illicit trade due to reduced price gaps with legal products and improved macro-economic conditions.

PMI Shipment Volume (million units)	First-Quarter
	2020	2019	Change
Cigarettes	15,063	17,580	(14.3)%
Heated Tobacco Units	108	54	+100%
Total Latin America & Canada	15,171	17,634	(14.0)%

Our total shipment volume decreased by 14.0% to 15.2 billion units, or by 8.8% excluding the impact of the RBH deconsolidation, notably due to:

•	Argentina, down by 13.2%, primarily reflecting a lower market share due to adult smoker down-trading to ultra-low-price brands produced by local manufacturers, as well as the lower total market; and

•	Mexico, down by 14.0%, mainly due to the lower total market and lower market share due to adult smoker down-trading.

Financial Review

COVID-19 Impact on Our Liquidity

During the first quarter of 2020, the COVID-19 pandemic created significant volatility in the financial markets. The pandemic also increased our working capital requirements, primarily due to a build-up of inventory levels across our supply chain, with extended payment terms to selected customers as part of our ongoing business continuity plans.

Currently, PMI has sufficient liquidity resources through cash on hand, the ongoing cash generation of our business, and continued access to commercial paper. As of March 31, 2020, PMI had approximately $3.7 billion of cash and cash equivalents. We had $1.1 billion of commercial paper, with an average term of approximately 30 days, and $7.5 billion in stand-by revolving credit facilities.

At the end of March 2020, the commercial paper market experienced considerable strain as a result of the COVID-19 pandemic. This situation for PMI was limited to a few days, after which the access to the commercial paper market was fully restored. The Federal Reserve Bank of New York established a Commercial Paper Funding Facility ("CPFF") as part of the U.S. COVID-19 stimulus package to provide liquidity to U.S. issuers of commercial paper. While we are currently not planning to register for this funding facility, the CPFF and our revolving credit facilities could serve as a liquidity back-stop in case of renewed financial market strains. Additionally, the continued or increasing strength of the U.S. dollar could delay further deleveraging of our balance sheet versus our previous expectations.

To further mitigate the potential impact of COVID-19 pandemic, we have actively managed our exposure to foreign currency exchange primarily through the increased usage of derivative financial instruments to hedge the primary currencies to which PMI is exposed. We have introduced more stringent cash management policies to manage our counterparty exposure.

Cash Flow Highlights

	For the Three Months Ended March 31,
(in millions)	2020	2019
Net cash provided by operating activities	$1,111	$1,241
Net cash provided by (used in) investing activities	514	(1,596)
Net cash used in financing activities	(4,549)	(3,151)

Net Cash Provided by Operating Activities

During the first quarter of 2020, net cash provided by operating activities decreased by $130 million compared with the first quarter of 2019. Excluding unfavorable currency movements of $50 million, net cash provided by operating activities decreased by $80 million, due primarily to higher working capital requirements of $0.4 billion and higher cash payments in 2020 for asset impairment and exit costs, partially offset by higher net earnings (excluding the non-cash charges in 2019 related to the Canadian tobacco litigation-related expense and the 2019 loss on deconsolidation of RBH).

The higher working capital requirements were primarily due to COVID-19 pandemic related build-up of inventory levels across our supply chain, with extended payment terms to selected customers, as well as timing of shipments and excise tax payments, partially offset by increased usage of our factoring arrangements to sell trade receivables in the first quarter of 2020 compared with the first quarter of 2019. For further details on our factoring arrangements to sell trade receivables, see Note 15. Sale of Accounts Receivable.

Net Cash Provided by (Used in) Investing Activities

During the first quarter of 2020, net cash provided by investing activities was $514 million, compared with net cash used in investing activities of $1,596 million in the first quarter of 2019. The change was primarily due to the reduction of cash in 2019 resulting from the deconsolidation of RBH, higher cash collateral received to secure derivatives designated as net investment hedges of Euro assets principally related to changes in exchange rates between the Euro and the U.S. dollar, and lower capital expenditures. For further details on deconsolidation of RBH, see Note 19. Deconsolidation of RBH. For further details on our derivatives designated as net investment hedges, see Note 5. Financial Instruments.

During the first quarter of 2020, capital expenditures decreased by $154 million compared with the first quarter of 2019. The 2020 and 2019 capital expenditures were primarily related to our ongoing investments in RRPs. We expect total capital expenditures in 2020 to be approximately $0.8 billion, compared to approximately $1.0 billion disclosed previously.

Net Cash Used in Financing Activities

During the first quarter of 2020, net cash used in financing activities increased by $1.4 billion compared with the first quarter of 2019. The change was due primarily to higher long-term debt repayments ($3.6 billion in 2020 compared with $2.1 billion in 2019).

Debt and Liquidity

We define cash and cash equivalents as short-term, highly liquid investments, readily convertible to known amounts of cash that mature within a maximum of three months and have an insignificant risk of change in value due to interest rate or credit risk changes. As a policy, we do not hold any investments in structured or equity-linked products. Our cash and cash equivalents are predominantly held in demand deposits with institutions that have investment-grade long-term credit rating. As part of our cash management strategy and in order to manage counterparty exposure, we also enter into reverse repurchase agreements. Such agreements are collateralized with government or corporate securities held by a custodial bank and, at maturity, cash is paid back to PMI, and the collateral is returned to the bank. During the three months ended March 31, 2020, we had an average balance of $0.1 billion, and we had zero balance at March 31, 2020. For the full-year 2019, the activity for such reverse repurchase agreements was not material.

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

Credit Ratings – The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. At March 31, 2020, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Stable
Fitch	F1	A	Stable

Credit Facilities – On January 31, 2020, we entered into an agreement to amend and extend the term of our $2.0 billion 364-day revolving credit facility from February 4, 2020, to February 2, 2021.

On February 10, 2020, we entered into a new $2.0 billion multi-year revolving credit facility, expiring on February 10, 2025. The new credit facility replaced the $2.5 billion multi-year revolving credit facility, which was terminated effective February 10, 2020. We had no borrowings outstanding under the terminated facility, which was due to expire on February 28, 2021.

At March 31, 2020, our committed credit facilities and commercial paper outstanding were as follows:

(in billions)
Type	Committed Credit Facilities	Commercial Paper
364-day revolving credit, expiring February 2, 2021	$2.0
Multi-year revolving credit, expiring October 1, 2022	3.5
Multi-year revolving credit, expiring February 10, 2025	2.0
Total facilities	$7.5
Commercial paper outstanding		$1.1

At March 31, 2020, there were no borrowings under the committed credit facilities, and the entire committed amounts were available for borrowing.

All banks participating in our committed credit facilities have an investment-grade long-term credit rating from the credit rating agencies. We continuously monitor the credit quality of our banking group, and at this time we are not aware of any potential non-performing credit provider.

These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require us to post collateral. The $3.5 billion multi-year revolving credit facility in the table above requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“consolidated EBITDA”) to consolidated interest expense of not less than 3.5 to 1.0 on a rolling four-quarter basis. At March 31, 2020, our ratio calculated in accordance with the agreements was 11.7 to 1.0. We expect to continue to meet our covenants. The terms “consolidated EBITDA” and “consolidated interest expense,” both of which include certain adjustments, are defined in the facility agreement previously filed with the U.S. Securities and Exchange Commission.
In addition to the committed credit facilities discussed above, certain of our subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $2.5 billion at March 31, 2020 and $2.7 billion at December 31, 2019, are for the sole use of our subsidiaries. Borrowings under these arrangements amounted to $365 million at March 31, 2020, and $338 million at December 31, 2019.

Commercial Paper Program – We continue to have access to liquidity in the commercial paper market through programs in place in the U.S. and in Europe having an aggregate issuance capacity of $8.0 billion. At March 31, 2020, we had commercial paper outstanding of $1.1 billion. At December 31, 2019, we had no commercial paper outstanding. The average commercial paper balance outstanding during the first quarter of 2020 was $2.7 billion. The average commercial paper balance outstanding during 2019 was $2.3 billion.

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

Our operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of March 31, 2020, and March 31, 2019 were $1.0 billion and $0.5 billion, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows.

For further details, see Note 15. Sale of Accounts Receivable to our condensed consolidated financial statements.

Debt – Our total debt was $28.4 billion at March 31, 2020 and $31.0 billion at December 31, 2019.

On February 11, 2020, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.

Guarantees – At March 31, 2020, we were contingently liable for guarantees of our own performance, of which $0.3 billion were related to our obligations under indemnity agreements to enable appeals of customs assessments against our distributors. Additionally, we have other guarantees of our own performance, which are primarily related to excise taxes on the shipment of our products. There is no liability in the condensed consolidated financial statements associated with these guarantees. These guarantees have not had, and are not expected to have, a significant impact on PMI’s liquidity.

Equity and Dividends

We discuss our stock awards as of March 31, 2020 in Note 2. Stock Plans to our condensed consolidated financial statements.

During 2019, we did not repurchase any shares under a share repurchase program, and we do not presently intend to repurchase shares of our common stock in 2020.

Dividends paid in the first quarter of 2020 were $1.8 billion. During the third quarter of 2019, our Board of Directors approved a 2.6% increase in the quarterly dividend to $1.17 per common share. As a result, the present annualized dividend rate is $4.68 per common share.

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

Cautionary Factors That May Affect Future Results

Forward-Looking and Cautionary Statements
We may from time to time make written or oral forward-looking statements, including statements contained in filings with the SEC, in reports to stockholders and in press releases and investor webcasts. You can identify these forward-looking statements by use of words such as "strategy," "expects," "continues," "plans," "anticipates," "believes," "will," "estimates," "intends," "projects," "goals," "targets," "forecasts" and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.
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
Some of the countries in which we operate face the threat of civil unrest and can be subject to regime changes. In others, nationalization, terrorism, conflict and the threat of war may have a significant impact on the business environment. Natural disasters, pandemics, economic, political, regulatory or other developments could disrupt our supply chain, manufacturing capabilities or distribution capabilities. In addition, such developments could increase costs of our materials and operations and lead to loss of property or equipment that are critical to our business in certain markets and difficulty in staffing and managing our operations, all of which could reduce our volumes, revenues and net earnings. We discuss risks associated with the COVID-19 pandemic below.
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
Our business, results of operations, cash flows and financial position will be adversely impacted during the continuation of the COVID-19 pandemic.
The COVID-19 pandemic has created significant societal and economic disruption, and resulted in closures of stores, factories and offices, and restrictions on manufacturing, distribution and travel, all of which will adversely impact our business, results of operations, cash flows and financial position during the continuation of the pandemic. Our business continuity plans and other safeguards may not be effective to mitigate the results of the pandemic.

While much of the COVID-19 pandemic and its effect on our business is still unknown, currently, significant risks include our diminished ability to convert adult smokers to our RRPs as store closures preclude in-person guided trials, significant volume declines in our duty-free business and certain other key markets, disruptions or delays in our manufacturing and supply chain, increased currency volatility, and delays in certain cost saving, transformation and restructuring initiatives. Our business could also be adversely impacted if key personnel or a significant number of employees or business partners become unavailable due to the COVID-19 outbreak. The significant adverse impact of COVID-19 on the economic or political conditions in markets in which we operate could result in changes to the preferences of our adult consumers and lower demand for our products, particularly for our mid-price or premium-price brands. Continuation of the pandemic could disrupt our access to the credit markets or increase our borrowing costs. Governments may temporarily be unable to focus on the development of science-based regulatory frameworks for the development and commercialization of RRPs or on the enforcement or implementation of regulations that are significant to our business. In addition, messaging about the potential negative impacts of the use of our products on COVID-19 risks may lead to increasingly restrictive regulatory measures on the sale and use of our products, negatively impact demand for our products, the willingness of adult consumers to switch to our RRPs and our efforts to advocate for the development of science-based regulatory frameworks for the development and commercialization of RRPs.
The impact of these risks also depends on factors beyond our knowledge or control, including the duration and severity of the outbreak and actions taken to contain its spread and to mitigate its public health effects, and the ultimate economic consequences thereof.
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
Our RRPs are novel products in a new category, and the pace at which adult smokers adopt them may vary, depending on the competitive, regulatory, fiscal and cultural environment, and other factors in a specific market. There may be periods of accelerated growth and periods of slower growth for these products, the timing and drivers of which may be more difficult for us to predict versus our mature cigarette business. The impact of this lower predictability on our projected results for a specific period may be significant, particularly during the early stages of this new product category and during the COVID-19 pandemic.
We lose revenues as a result of counterfeiting, contraband, cross-border purchases, "illicit whites," non-tax-paid volume produced by local manufacturers, and counterfeiting of our Platform 1 device and heated tobacco units.
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
We conduct our business primarily in local currency and, for purposes of financial reporting, the local currency results are translated into U.S. dollars based on average exchange rates prevailing during a reporting period. During times of a strengthening U.S. dollar, our reported net revenues, operating income and EPS will be reduced because the local currency translates into fewer U.S. dollars. During periods of economic crises, such as during the ongoing COVID-19 pandemic, foreign currencies may be devalued significantly against the U.S. dollar, reducing our margins. Actions to recover margins may result in lower volume and a weaker competitive position.
Changes in the earnings mix and changes in tax laws may result in significant variability in our effective tax rates. Our ability to receive payments from foreign subsidiaries or to repatriate royalties and dividends could be restricted by local country currency exchange controls and other regulations.

The Tax Cuts and Jobs Act that was signed into law in December 2017 constitutes a major change to the U.S. tax system. Our estimated impact of the Tax Cuts and Jobs Act is based on management’s current interpretations, and our analysis is ongoing.  Our final tax liability may be materially different from current estimates due to developments such as implementing regulations and clarifications. In future periods, our effective tax rate and our ability to recover deferred tax assets could be subject to additional uncertainty as a result of such developments. Furthermore, changes in the earnings mix or applicable foreign tax laws may result in significant variability in our effective tax rates. Because we are a U.S. holding company, our most significant source of funds is distributions from our non-U.S. subsidiaries. Certain countries in which we operate have adopted or could institute currency exchange controls and other regulations that limit or prohibit our local subsidiaries' ability to convert local currency into U.S. dollars or to make payments outside the country. This could subject us to the risks of local currency devaluation and business disruption.

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
As with other agricultural commodities, the price of tobacco leaf and cloves can be influenced by imbalances in supply and demand and the impacts of natural disasters and pandemics such as COVID-19, and crop quality can be influenced by variations in weather patterns, including those caused by climate change. Tobacco production in certain countries is subject to a variety of controls, including government mandated prices and production control programs. Changes in the patterns of demand for agricultural products could cause farmers to produce less tobacco or cloves. Any significant change in tobacco leaf and clove prices, quality and quantity could affect our profitability and our business.
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
Information regarding Risk Factors appears in “MD&A – Cautionary Factors That May Affect Future Results,” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity for each of the three months in the quarter ended March 31, 2020 was as follows:

Period	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2020 – January 31, 2020 (1)	—		$—	—	$—
February 1, 2020 – February 29, 2020 (1)	—		$—	—	$—
March 1, 2020 – March 31, 2020 (1)	—		$—	—	$—
Pursuant to Publicly Announced Plans or Programs	—		$—
January 1, 2020 – January 31, 2020 (2)	5,814		$84.25
February 1, 2020 – February 29, 2020 (2)	135,549		$87.41
March 1, 2020 – March 31, 2020 (2)	2,200	2,342	$79.85
For the Quarter Ended March 31, 2020	143,563		$87.16

(1)	During this reporting period, we did not have an authorized share repurchase program.

(2)	Shares repurchased represent shares tendered to us by employees who vested in restricted and performance share unit awards and used shares to pay all, or a portion of, the related taxes.

Item 6.	Exhibits.

3.1	Amended and Restated By-Laws of Philip Morris International Inc., effective as of March 5, 2020 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed March 6, 2020).

10.1
Amendment and Extension Agreement, effective February 4, 2020, among PMI, each lender named therein and Citibank Europe PLC, UK Branch (formerly, Citibank International Limited), as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 3, 2020).

10.2
Credit Agreement, dated as of February 10, 2020, among PMI, the lenders named therein, Citibank Europe PLC, UK Branch, as facility agent, and Citibank, N.A., as swingline agent (incorporated by reference to the Current Report on Form 8-K filed February 11, 2020).

10.3	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 11, 2020).

10.4	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 11, 2020).

10.5	Employment Agreement with Emmanuel Babeau (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 2, 2020).

10.6	Severance Provisions of Employment Agreement with Martin G. King, effective May 1, 2020 (described in the Current Report on Form 8-K filed March 6, 2020).

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

April 28, 2020