Form 10-Q
period 2020-06-30
Philip Morris International Inc.
filed 2020-07-29
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At July 23, 2020, there were 1,557,287,371 shares outstanding of the registrant’s common stock, no par value per share.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Revenues including excise taxes	$36,072	$37,692
Excise taxes on products	22,268	23,242
Net revenues	13,804	14,450
Cost of sales	4,581	5,130
Gross profit	9,223	9,320
Marketing, administration and research costs (Notes 8, 18 & 19)	3,666	4,048
Amortization of intangibles	37	35
Operating income	5,520	5,237
Interest expense, net	291	302
Pension and other employee benefit costs (Note 3)	45	41
Earnings before income taxes	5,184	4,894
Provision for income taxes	1,124	1,035
Equity investments and securities (income)/loss, net	24	(41)
Net earnings	$4,036	$3,900
Net earnings attributable to noncontrolling interests	263	227
Net earnings attributable to PMI	$3,773	$3,673
Per share data (Note 6):
Basic earnings per share	$2.42	$2.36
Diluted earnings per share	$2.42	$2.36

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended June 30,
	2020	2019
Revenues including excise taxes	$17,819	$19,987
Excise taxes on products	11,168	12,288
Net revenues	6,651	7,699
Cost of sales	2,179	2,665
Gross profit	4,472	5,034
Marketing, administration and research costs (Note 18)	1,722	1,831
Amortization of intangibles	19	16
Operating income	2,731	3,187
Interest expense, net	162	150
Pension and other employee benefit costs (Note 3)	22	20
Earnings before income taxes	2,547	3,017
Provision for income taxes	528	611
Equity investments and securities (income)/loss, net	(30)	(30)
Net earnings	2,049	2,436
Net earnings attributable to noncontrolling interests	102	117
Net earnings attributable to PMI	$1,947	$2,319
Per share data (Note 6):
Basic earnings per share	$1.25	$1.49
Diluted earnings per share	$1.25	$1.49

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Net earnings	$4,036	$3,900
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of ($40) in 2020 and ($67) in 2019	(785)	351
(Gains)/losses transferred to earnings - deconsolidation of RBH, net of income taxes of $0 in 2020 and 2019 (Note 19)	—	502
Change in net loss and prior service cost:
Net gains (losses) and prior service costs, net of income taxes of $0 in 2020 and $135 in 2019	—	135
Amortization of net losses, prior service costs and net transition costs, net of income taxes of ($34) in 2020 and ($30) in 2019	149	119
(Gains)/losses transferred to earnings - deconsolidation of RBH, net of income taxes of $0 in 2020 and ($15) in 2019 (Note 19)	—	27
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $1 in 2020 and $3 in 2019	(6)	(20)
(Gains) losses transferred to earnings, net of income taxes of $2 in 2020 and $3 in 2019	(15)	(25)
Total other comprehensive earnings (losses)	(657)	1,089
Total comprehensive earnings	3,379	4,989
Less comprehensive earnings attributable to:
Noncontrolling interests	252	256
Comprehensive earnings attributable to PMI	$3,127	$4,733

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended June 30,
	2020	2019
Net earnings	$2,049	$2,436
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $56 in 2020 and $61 in 2019	797	65
Change in net loss and prior service cost:
Net gains (losses) and prior service costs, net of income taxes of $0 in 2020 and $135 in 2019	—	135
Amortization of net losses, prior service costs and net transition costs, net of income taxes of ($17) in 2020 and ($26) in 2019	75	56
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $6 in 2020 and $2 in 2019	(32)	(19)
(Gains) losses transferred to earnings, net of income taxes of $1 in 2020 and $2 in 2019	(6)	(21)
Total other comprehensive earnings (losses)	834	216
Total comprehensive earnings	2,883	2,652
Less comprehensive earnings attributable to:
Noncontrolling interests	171	147
Comprehensive earnings attributable to PMI	$2,712	$2,505

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$4,200	$6,861
Trade receivables (less allowances of $22 in 2020 and $20 in 2019)	3,344	3,080
Other receivables	600	637
Inventories:
Leaf tobacco	2,138	2,052
Other raw materials	1,958	1,596
Finished product	4,872	5,587
	8,968	9,235
Other current assets	664	701
Total current assets	17,776	20,514
Property, plant and equipment, at cost	14,076	14,446
Less: accumulated depreciation	7,892	7,815
	6,184	6,631
Goodwill (Note 4)	5,653	5,858
Other intangible assets, net (Note 4)	1,948	2,113
Investments in unconsolidated subsidiaries and equity securities (Notes 11&14)	4,516	4,635
Deferred income taxes	1,159	1,153
Other assets	1,926	1,971
TOTAL ASSETS	$39,162	$42,875

See notes to condensed consolidated financial statements.
Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share data)
(Unaudited)

	June 30, 2020	December 31, 2019
LIABILITIES
Short-term borrowings (Note 10)	$281	$338
Current portion of long-term debt (Note 10)	2,304	4,051
Accounts payable	1,991	2,299
Accrued liabilities:
Marketing and selling	718	666
Taxes, except income taxes	5,293	5,837
Employment costs	928	1,042
Dividends payable	1,833	1,831
Other	1,656	1,973
Income taxes	788	796
Total current liabilities	15,792	18,833
Long-term debt (Note 10)	27,043	26,656
Deferred income taxes	775	908
Employment costs	3,547	3,634
Income taxes and other liabilities	2,125	2,443
Total liabilities	49,282	52,474
Contingencies (Note 8)
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2020 and 2019)	—	—
Additional paid-in capital	2,044	2,019
Earnings reinvested in the business	31,103	30,987
Accumulated other comprehensive losses	(10,009)	(9,363)
	23,138	23,643
Less: cost of repurchased stock (552,032,954 and 553,421,668 shares in 2020 and 2019, respectively)	35,135	35,220
Total PMI stockholders’ deficit	(11,997)	(11,577)
Noncontrolling interests	1,877	1,978
Total stockholders’ deficit	(10,120)	(9,599)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$39,162	$42,875

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$4,036	$3,900

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	470	472
Deferred income tax (benefit) provision	(94)	(125)
Asset impairment and exit costs, net of cash paid (Note 18)	(2)	35
Cash effects of changes in:
Receivables, net	(338)	(773)
Inventories	(20)	386
Accounts payable	(164)	(101)
Accrued liabilities and other current assets	(780)	542
Income taxes	(233)	(101)
Pension plan contributions	(52)	(71)
Other	213	519	(1)
Net cash provided by operating activities	3,036	4,683

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(310)	(502)
Investments in unconsolidated subsidiaries and equity securities	(3)	(28)
Deconsolidation of RBH (Note 19)	—	(1,346)	(2)
Net investment hedges	174	116
Other	5	11
Net cash used in investing activities	(134)	(1,749)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Short-term borrowing activity by original maturity:
Net issuances (repayments) - maturities of 90 days or less	$(75)	$(429)
Issuances - maturities longer than 90 days	45	989
Repayments - maturities longer than 90 days	—	(989)
Long-term debt proceeds	2,230	1,628
Long-term debt repaid	(3,641)	(2,971)
Dividends paid	(3,658)	(3,557)
Sale (purchase) of subsidiary shares to/(from) noncontrolling interests	2	45
Other	(406)	(271)
Net cash used in financing activities	(5,503)	(5,555)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(57)	14

Cash, cash equivalents and restricted cash(3):
Increase (Decrease)	(2,658)	(2,607)
Balance at beginning of period	6,865	6,620
Balance at end of period	$4,207	$4,013

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

(3) The amounts for cash and cash equivalents shown above include restricted cash of $7 million and $5 million as of June 30, 2020 and 2019, respectively, and $4 million and $27 million as of December 31, 2019, and 2018, respectively, which were included in other current assets in the condensed consolidated balance sheets.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Six Months Ended June 30, 2020 and 2019
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, January 1, 2019	$—	$1,939	$31,014	$(10,111)	$(35,301)	$1,720	$(10,739)
Net earnings			3,673			227	3,900
Other comprehensive earnings (losses), net of income taxes				531		29	560
Issuance of stock awards		9			77		86
Dividends declared ($2.28 per share)			(3,559)				(3,559)
Payments to noncontrolling interests						(231)	(231)
Deconsolidation of RBH (Note 19)				529			529
Other						45	45
Balances, June 30, 2019	$—	$1,948	$31,128	$(9,051)	$(35,224)	$1,790	$(9,409)
Balances, January 1, 2020	$—	$2,019	$30,987	$(9,363)	$(35,220)	$1,978	$(9,599)
Net earnings			3,773			263	4,036
Other comprehensive earnings (losses), net of income taxes				(646)		(11)	(657)
Issuance of stock awards		9			85		94
Dividends declared ($2.34 per share)			(3,657)				(3,657)
Payments to noncontrolling interests						(339)	(339)
Other		16		—		(14)	2
Balances, June 30, 2020	$—	$2,044	$31,103	$(10,009)	$(35,135)	$1,877	$(10,120)

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Three Months Ended June 30, 2020 and 2019
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, April 1, 2019	$—	$1,907	$30,588	$(9,237)	$(35,226)	$1,783	$(10,185)
Net earnings			2,319			117	2,436
Other comprehensive earnings (losses), net of income taxes				186		30	216
Issuance of stock awards		41			2		43
Dividends declared ($1.14 per share)			(1,779)				(1,779)
Payments to noncontrolling interests						(185)	(185)
Other						45	45
Balances, June 30, 2019	$—	$1,948	$31,128	$(9,051)	$(35,224)	$1,790	$(9,409)
Balances, April 1, 2020	$—	$1,992	$30,984	$(10,774)	$(35,146)	$1,881	$(11,063)
Net earnings			1,947			102	2,049
Other comprehensive earnings (losses), net of income taxes				765		69	834
Issuance of stock awards		34			11		45
Dividends declared ($1.17 per share)			(1,828)				(1,828)
Payments to noncontrolling interests						(157)	(157)
Other		18				(18)	—
Balances, June 30, 2020	$—	$2,044	$31,103	$(10,009)	$(35,135)	$1,877	$(10,120)

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

PMI has analyzed the impact of the Coronavirus pandemic ("COVID-19") on its financial statements as of June 30, 2020. PMI has determined that the changes to its significant judgments and estimates did not have a material impact with respect to goodwill, intangible assets, long-lived assets or its hedge accounting activities.

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

Note 2. Stock Plans:

In May 2017, PMI’s shareholders approved the Philip Morris International Inc. 2017 Performance Incentive Plan (the “2017 Plan”). Under the 2017 Plan, PMI may grant to eligible employees restricted shares and restricted share units, performance-based cash incentive awards and performance-based equity awards. Up to 25 million shares of PMI’s common stock may be issued under the 2017 Plan. At June 30, 2020, shares available for grant under the 2017 Plan were 17,270,800.

In May 2017, PMI’s shareholders also approved the Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors (the “2017 Non-Employee Directors Plan”). A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the 2017 Non-Employee Directors Plan. At June 30, 2020, shares available for grant under the plan were 934,372.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Restricted share unit (RSU) awards

During the six months ended June 30, 2020 and 2019, shares granted to eligible employees and the weighted-average grant date fair value per share related to RSU awards were as follows:

	Number of Shares Granted	Weighted-Average Grant Date Fair Value Per RSU Award Granted
2020	1,692,650	$ 85.91
2019	1,643,780	$ 77.18

Compensation expense related to RSU awards was as follows:

Compensation Expense Related to RSU Awards
(in millions)	For the Six Months Ended June 30,	For the Three Months Ended June 30,
2020	$ 68	$ 29
2019	$ 64	$ 28

As of June 30, 2020, PMI had $194 million of total unrecognized compensation cost related to non-vested RSU awards. The cost is recognized over the original restriction period of the awards, which is typically three years after the date of the award, or upon death, disability or reaching the age of 58.

During the six months ended June 30, 2020, 1,106,174 RSU awards vested. The grant date fair value of all the vested awards was approximately $108 million. The total fair value of RSU awards that vested during the six months ended June 30, 2020 was approximately $95 million.

Performance share unit (PSU) awards

During the six months ended June 30, 2020 and 2019, PMI granted PSU awards to certain executives. The PSU awards require the achievement of certain performance factors, which are predetermined at the time of grant, typically over a three-year performance cycle. The performance metrics for such PSU's granted during the six months ended June 30, 2020 consisted of PMI's Total Shareholder Return ("TSR") relative to a predetermined peer group and on an absolute basis (40% weight), PMI’s currency-neutral compound annual adjusted diluted earnings per share growth rate (30% weight), and PMI’s performance against specific measures of PMI’s transformation, defined as net revenues from PMI's RRPs and any other non-combustible products as a percentage of PMI's total net revenues in the last year of the performance cycle (30% weight). The performance metrics for such PSUs granted during the six months ended June 30, 2019 consisted of PMI’s TSR relative to a predetermined peer group and on an absolute basis (50% weight), PMI’s currency-neutral compound annual adjusted operating income growth rate, excluding acquisitions (30% weight), and PMI’s performance against specific measures of PMI’s transformation (20% weight).

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the six months ended June 30, 2020 and 2019, shares granted to eligible employees and the grant date fair value per share related to PSU awards were as follows:

	Number of Shares Granted	PSU Grant Date Fair Value Subject to Other Performance Factors Per Share	PSU Grant Date Fair Value Subject to TSR Performance Factor Per Share
2020	671,220	$ 86.04	$ 80.36
2019	625,200	$ 77.20	$ 83.59

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
(b) Determined using the observed historical volatility.

Compensation expense related to PSU awards was as follows:

Compensation Expense Related to PSU Awards
(in millions)	For the Six Months Ended June 30,	For the Three Months Ended June 30,
2020	$ 32	$ 9
2019	$ 33	$ 15

As of June 30, 2020, PMI had $53 million of total unrecognized compensation cost related to non-vested PSU awards. The cost is recognized over the performance cycle of the awards, or upon death, disability or reaching the age of 58.

During the six months ended June 30, 2020, 343,806 PSU awards vested. The grant date fair value of all the vested awards was approximately $35 million. The total fair value of PSU awards that vested during the six months ended June 30, 2020 was approximately $30 million.

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

Pension and other employee benefit costs per the condensed consolidated statements of earnings consisted of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net pension costs (income)	$(8)	$(10)	$(4)	$(5)
Net postemployment costs	49	47	24	23
Net postretirement costs	4	4	2	2
Total pension and other employee benefit costs	$45	$41	$22	$20

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	Pension (1)
	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2020	2019	2020	2019
Service cost	$130	$107	$65	$53
Interest cost	35	60	18	31
Expected return on plan assets	(173)	(165)	(87)	(86)
Amortization:
Net loss	129	95	64	50
Prior service cost	1	—	1	—
Net periodic pension cost	$122	$97	$61	$48
(1) Primarily non-U.S. based defined benefit retirement plans.

Employer Contributions
PMI makes, and plans to make, contributions, to the extent that they are tax deductible and to meet specific funding requirements of its funded pension plans. Employer contributions of $52 million were made to the pension plans during the six months ended June 30, 2020. Currently, PMI anticipates making additional contributions during the remainder of 2020 of approximately $45 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest and currency rates.

Note 4. Goodwill and Other Intangible Assets, net:

The movements in goodwill were as follows:

(in millions)	European Union	Eastern Europe	Middle East & Africa	South & Southeast Asia	East Asia & Australia	Latin America & Canada	Total
Balances, December 31, 2019	$1,338	$300	$89	$2,898	$551	$682	$5,858
Changes due to:
Currency	(22)	(2)	(16)	(64)	(7)	(94)	(205)
Balances, June 30, 2020	$1,316	$298	$73	$2,834	$544	$588	$5,653

At June 30, 2020, goodwill primarily reflects PMI’s acquisitions in Colombia, Greece, Indonesia, Mexico, Pakistan and Serbia, as well as the business combination in the Philippines.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Details of other intangible assets were as follows:

		June 30, 2020			December 31, 2019
(in millions)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizable intangible assets		$1,211		$1,211	$1,319		$1,319
Amortizable intangible assets:
Trademarks	13 years	1,184	$542	642	1,217	$526	691
Distribution networks	8 years	109	72	37	113	72	41
Other*	9 years	104	46	58	106	44	62
Total other intangible assets		$2,608	$660	$1,948	$2,755	$642	$2,113
* Primarily includes intellectual property rights

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia and Mexico. The decrease since December 31, 2019 was due to currency movements of ($108 million).

The decrease in the gross carrying amount of amortizable intangible assets from December 31, 2019, was mainly due to currency movements of ($40 million).

The change in the accumulated amortization from December 31, 2019, was mainly due to the 2020 amortization of $37 million, partially offset by currency movements of ($19 million).

Amortization expense for each of the next five years is estimated to be $73 million or less, assuming no additional transactions occur that require the amortization of intangible assets.

During the second quarter of 2020, PMI completed its annual review of goodwill and non-amortizable intangible assets for potential impairment, and no impairment charges were required as a result of this review.

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

PMI uses deliverable and non-deliverable forward foreign exchange contracts, foreign currency swaps and foreign currency options, collectively referred to as foreign exchange contracts ("foreign exchange contracts"), and interest rate contracts to mitigate its

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

exposure to changes in exchange and interest rates from third-party and intercompany actual and forecasted transactions. Both foreign exchange contracts and interest rate contracts are collectively referred to as derivative contracts ("derivative contracts"). The primary currencies to which PMI is exposed include the Euro, Indonesian rupiah, Japanese yen, Mexican peso, Philippine peso, Russian ruble and Swiss franc. At June 30, 2020, PMI had contracts with aggregate notional amounts of $22.9 billion of which $6.1 billion related to cash flow hedges, $8.1 billion related to hedges of net investments in foreign operations and $8.7 billion related to other derivatives that primarily offset currency exposures on intercompany financing.

The fair value of PMI’s derivative contracts included in the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, were as follows:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
(in millions)	Balance Sheet Classification	At June 30, 2020	At December 31, 2019	Balance Sheet Classification	At June 30, 2020	At December 31, 2019
Derivative contracts designated as hedging instruments	Other current assets	$207	$319	Other accrued liabilities	$32	$23
	Other assets	74	21	Income taxes and other liabilities	126	301
Derivative contracts not designated as hedging instruments	Other current assets	41	50	Other accrued liabilities	81	70
	Other assets	—	—	Income taxes and other liabilities	16	25
Total derivatives		$322	$390		$255	$419

For the six months and three months ended June 30, 2020 and 2019, PMI's cash flow and net investment hedging instruments impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Six Months Ended June 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings
	2020	2019		2020	2019
Derivatives in Cash Flow Hedging Relationship
Derivative contracts	$(7)	$(23)
			Net revenues	$4	$29
			Cost of sales	7	—
			Marketing, administration and research costs	11	1
			Interest expense, net	(5)	(2)
Derivatives in Net Investment Hedging Relationship
Derivative contracts	269	145
Total	$262	$122		$17	$28

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(pre-tax, in millions)	For the Three Months Ended June 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings
	2020	2019		2020	2019
Derivatives in Cash Flow Hedging Relationship
Derivative contracts	$(38)	$(21)
			Net revenues	$1	$19
			Cost of sales	3	—
			Marketing, administration and research costs	6	4
			Interest expense, net	(3)	—
Derivatives in Net Investment Hedging Relationship
Derivative contracts	(138)	(66)
Total	$(176)	$(87)		$7	$23

Cash Flow Hedges

PMI has entered into derivative contracts to hedge the foreign currency exchange and interest rate risks related to certain forecasted transactions. Gains and losses associated with qualifying cash flow hedge contracts are deferred as components of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. As of June 30, 2020, PMI has hedged forecasted transactions for periods not exceeding the next eighteen months with the exception of one derivative contract that expires in May 2024. The impact of these hedges is primarily included in operating cash flows on PMI’s condensed consolidated statements of cash flows.

Hedges of Net Investments in Foreign Operations

PMI designates certain foreign currency denominated debt and derivative contracts as net investment hedges, primarily of its Euro net assets. For the six months ended June 30, 2020 and 2019, these hedges of net investments resulted in gains (losses), net of income taxes, of $126 million and $173 million, respectively, principally related to changes in the exchange and interest rates between the Euro and U.S. dollar. For the three months ended June 30, 2020 and 2019, these hedges of net investments resulted in gains (losses), net of income taxes, of $(188) million and $(118) million, respectively, principally related to changes in the exchange and interest rates between the Euro and U.S. dollar. These gains (losses) were reported as a component of accumulated other comprehensive losses within currency translation adjustments. Gains (losses) attributable to changes in foreign currency exchange rates substantially offset the losses and gains generated on the underlying assets. For the six months ended June 30, 2020 and 2019, the gains for amounts excluded from the effectiveness testing recognized in earnings were $104 million and $117 million, respectively. For the three months ended June 30, 2020 and 2019, the gains for amounts excluded from the effectiveness testing recognized in earnings were $48 million and $61 million, respectively. These gains were accounted for in interest expense, net, on the condensed consolidated statement of earnings. The premiums paid for, and settlements of, net investment hedges are included in investing cash flows on PMI’s condensed consolidated statements of cash flows.

Other Derivatives

PMI has entered into derivative contracts to hedge the foreign currency exchange and interest rate risks related to intercompany loans between certain subsidiaries, and third-party loans. While effective as economic hedges, no hedge accounting is applied for these contracts; therefore, the unrealized gains (losses) relating to these contracts are reported in marketing, administration and research costs in PMI’s condensed consolidated statements of earnings. For the six months ended June 30, 2020 and 2019, the gains (losses) from contracts for which PMI did not apply hedge accounting were $(26) million and $(61) million, respectively. For the three months ended June 30, 2020 and 2019, the gains (losses) from contracts for which PMI did not apply hedge accounting were $(82) million and $(54) million, respectively. The gains (losses) from these contracts attributable to changes in foreign currency exchange rates substantially offset the losses and gains generated by the underlying intercompany and third-party loans

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

being hedged.

For the six months and three months ended June 30, 2020 and 2019, these items impacted the condensed consolidated statement of earnings as follows:

(pre-tax, in millions)	For the Three Months Ended June 30,
Derivatives not Designated as Hedging Instruments	Statement of Earnings Classification of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Earnings
		For the Six Months Ended June 30,		For the Three Months Ended June 30,
		2020	2019	2020	2019
Derivative contracts
	Interest expense, net	$48	$48	$14	$31
Total		$48	$48	$14	$31

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses

Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2020	2019	2020	2019
Gain/(loss) at beginning of period,	$3	$35	$20	$30
Derivative (gains)/losses transferred to earnings	(15)	(25)	(6)	(21)
Change in fair value	(6)	(20)	(32)	(19)
Gain/(loss) as of June 30,	$(18)	$(10)	$(18)	$(10)

At June 30, 2020, PMI expects $15 million of derivative gains that are included in accumulated other comprehensive losses to be reclassified to the condensed consolidated statement of earnings within the next 12 months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.
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
Fair Value
See Note 11. Fair Value Measurements and Note 13. Balance Sheet Offsetting for additional discussion of derivative financial instruments.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6. Earnings Per Share:
Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2020	2019	2020	2019
Net earnings attributable to PMI	$3,773	$3,673	$1,947	$2,319
Less distributed and undistributed earnings attributable to share-based payment awards	10	8	5	5
Net earnings for basic and diluted EPS	$3,763	$3,665	$1,942	$2,314
Weighted-average shares for basic EPS	1,557	1,556	1,558	1,556
Plus contingently issuable performance stock units (PSUs)	—	—	—	—
Weighted-average shares for diluted EPS	1,557	1,556	1,558	1,556

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Segment data were as follows:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2020	2019	2020	2019
Net revenues:
European Union	$5,010	$4,736	$2,475	$2,577
Eastern Europe	1,571	1,401	783	822
Middle East & Africa	1,580	1,931	704	1,004
South & Southeast Asia	2,140	2,361	889	1,248
East Asia & Australia	2,687	2,842	1,432	1,521
Latin America & Canada (1)	816	1,179	368	527
Net revenues	$13,804	$14,450	$6,651	$7,699
Operating income (loss):
European Union	$2,336	$2,091	$1,178	$1,195
Eastern Europe	365	385	266	256
Middle East & Africa	558	785	237	441
South & Southeast Asia	888	932	289	492
East Asia & Australia	1,155	1,069	669	642
Latin America & Canada (1)	218	(25)	92	161
Operating income	$5,520	$5,237	$2,731	$3,187
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

•	Loss on deconsolidation of RBH - See Note 19. Deconsolidation of RBH for details of the $239 million loss included in the Latin America & Canada segment for the six months ended June 30, 2019.

•	Asset impairment and exit costs - See Note 18. Asset Impairment and Exit Costs for a breakdown of these costs by segment for the six months and three months ended June 30, 2020 and 2019.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

PMI's net revenues by product category were as follows:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2020	2019	2020	2019
Net revenues:
Combustible products:
European Union	$3,855	$3,961	$1,945	$2,149
Eastern Europe	1,045	1,110	522	640
Middle East & Africa	1,528	1,746	696	918
South & Southeast Asia	2,140	2,361	889	1,248
East Asia & Australia	1,272	1,394	630	756
Latin America & Canada	803	1,168	363	522
Total combustible products	$10,643	$11,741	$5,045	$6,233
Reduced-risk products:
European Union	$1,155	$775	$530	$428
Eastern Europe	526	291	261	182
Middle East & Africa	52	185	8	86
South & Southeast Asia	—	—	—	—
East Asia & Australia	1,415	1,448	802	765
Latin America & Canada	13	11	5	5
Total reduced-risk products	$3,161	$2,709	$1,606	$1,466

Total PMI net revenues	$13,804	$14,450	$6,651	$7,699

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stayed Litigation — Canada

Smoking and Health Litigation — Canada

In the first class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI-Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, RBH and other Canadian manufacturers (Imperial Tobacco Canada Ltd. and JTI-Macdonald Corp.) are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, sought compensatory and punitive damages for each member of the class who allegedly suffers from certain smoking-related diseases. The class was certified in 2005. The trial court issued its judgment on May 27, 2015. The trial court found RBH and two other Canadian manufacturers liable and found that the class members’ compensatory damages totaled approximately CAD 15.5 billion, including pre-judgment interest (approximately $11.6 billion). The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion, including pre-judgment interest (approximately $2.3 billion)). In addition, the trial court awarded CAD 90,000 (approximately $67,180) in punitive damages, allocating CAD 30,000 (approximately $22,390) to RBH. The trial court estimated the disease class at 99,957 members. RBH appealed to the Court of Appeal of Quebec. In October 2015, the Court of Appeal ordered RBH to furnish security totaling CAD 226 million (approximately $168.7 million) to cover both the Létourneau and Blais cases, which RBH has paid in installments through March 2017. The Court of Appeal ordered Imperial Tobacco Canada Ltd. to furnish security totaling CAD 758 million (approximately $566 million) in installments through June 2017. JTI Macdonald Corp. was not required to furnish security in accordance with plaintiffs’ motion. The Court of Appeal ordered that the security is payable upon a final judgment of the Court of Appeal affirming the trial court’s judgment or upon further order of the Court of Appeal. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court’s findings of liability and the compensatory and punitive damages award while reducing the total amount of compensatory damages to approximately CAD 13.5 billion including interest (approximately $10.1 billion) due to the trial court’s error in the calculation of interest. The compensatory damages award is on a joint and several basis with an allocation of 20% to RBH (approximately CAD 2.7 billion, including pre-judgment interest (approximately $2.02 billion)). The Court of Appeal upheld the trial court’s findings that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking and by conspiring to prevent consumers from learning of the dangers of smoking. The Court of Appeal further held that the plaintiffs either need not prove, or had adequately proven, that these faults were a cause of the class members’ injuries. In accordance with the judgment, defendants are required to deposit their respective portions of the damages awarded in both the Létourneau case described below and the Blais case, approximately CAD 1.1 billion (approximately $821 million), into trust accounts within 60 days. RBH’s share of the deposit is approximately CAD 257 million (approximately $194 million). PMI recorded a pre-tax charge of $194 million in its consolidated results, representing $142 million net of tax, as tobacco litigation-related expense, in the first quarter of 2019. The charge reflects PMI’s assessment of the portion of the judgment that represents probable and estimable loss prior to the deconsolidation of RBH and corresponds to the trust account deposit required by the judgment.

In the second class action pending in Canada, Cecilia Létourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI-Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, RBH and other Canadian manufacturers (Imperial Tobacco Canada Ltd. and JTI-Macdonald Corp.) are defendants.  The plaintiff, an individual smoker, sought compensatory and punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005. The trial court issued its judgment on May 27, 2015. The trial court found RBH and two other Canadian manufacturers liable and awarded a total of CAD 131 million (approximately $97.8 million) in punitive damages, allocating CAD 46 million (approximately $34.3 million) to RBH. The trial court estimated the size of the addiction class at 918,000 members but declined to award compensatory damages to the addiction class because the evidence did not establish the claims with sufficient accuracy. The trial court found that a claims process to allocate the awarded punitive damages to individual class members would be too expensive and difficult to administer. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court’s findings of liability and the total amount of punitive damages awarded allocating CAD 57 million including interest (approximately $42.6 million) to RBH. See the Blais description above and Note 19. Deconsolidation of RBH below for further detail concerning the security order pertaining to both Létourneau and Blais cases and the impact of the decision on PMI’s financial statements.

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
__________
The table below lists the number of tobacco-related cases pertaining to combustible products pending against us and/or our subsidiaries or indemnitees as of July 24, 2020, July 23, 2019 and July 24, 2018:¹

Type of Case	Number of Cases Pending as of July 24, 2020	Number of Cases Pending as of July 23, 2019	Number of Cases Pending as of July 24, 2018
Individual Smoking and Health Cases	44	52	65
Smoking and Health Class Actions	10	10	11
Health Care Cost Recovery Actions	17	17	16
Label-Related Class Actions	—	1	1
Individual Label-Related Cases	5	6	1
Public Civil Actions	2	2	2

Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 506 Smoking and Health, Label-Related, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Thirteen cases have had decisions in favor of plaintiffs. Nine of these cases have subsequently reached final resolution in our favor and four remain on appeal.

The table below lists the verdict and significant post-trial developments in the four pending cases where a verdict was returned in favor of the plaintiff:

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
February 2004	Brazil/The Smoker Health Defense Association	Class Action
The Civil Court of São Paulo found defendants liable without hearing evidence. In April 2004, the court awarded “moral damages” of R$1,000 (approximately $194) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not assess actual damages, which were to be assessed in a second phase of the case. The size of the class was not defined in the ruling.

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
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Blais class on liability and found the class members’ compensatory damages totaled approximately CAD 15.5 billion (approximately $11.6 billion), including pre-judgment interest. The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion including pre-judgment interest (approximately $2.3 billion)). The trial court awarded CAD 90,000 (approximately $67,180) in punitive damages, allocating CAD 30,000 (approximately $22,390) to our subsidiary. The trial court ordered defendants to pay CAD 1 billion (approximately $746 million) of the compensatory damage award, CAD 200 million (approximately $149.3 million) of which is our subsidiary’s portion, into a trust within 60 days.

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
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Létourneau class on liability and awarded a total of CAD 131 million (approximately $97.8 million) in punitive damages, allocating CAD 46 million (approximately $34.3 million) to RBH. The trial court ordered defendants to pay the full punitive damage award into a trust within 60 days. The court did not order the payment of compensatory damages.

In June 2015, RBH commenced the appellate process with the Court of Appeal of Quebec. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court's decision. (See “Stayed Litigation — Canada” for further detail.)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
August 5, 2016	Argentina/Hugo Lespada	Individual Action
On August 5, 2016, the Civil Court No. 14 - Mar del Plata, issued a verdict in favor of plaintiff, an individual smoker, and awarded him ARS 110,000 (approximately $1,533), plus interest, in compensatory and moral damages. The trial court found that our subsidiary failed to warn plaintiff of the risk of becoming addicted to cigarettes.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of July 24, 2020, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•
44 cases brought by individual plaintiffs in Argentina (31), Brazil (3), Canada (2), Chile (3), Italy (1), the Philippines (1), Poland (1), Turkey (1) and Scotland (1), compared with 52 such cases on July 23, 2019, and 65 cases on July 24, 2018; and

•	10 cases brought on behalf of classes of individual plaintiffs in Brazil (1) and Canada (9), compared with 10 such cases on July 23, 2019 and 11 such cases on July 24, 2018.

The class actions pending in Canada are described above under the caption “Smoking and Health Litigation — Canada.”

In the class action pending in Brazil, The Smoker Health Defense Association (ADESF) v. Souza Cruz, S.A. and Philip Morris Marketing, S.A., Nineteenth Lower Civil Court of the Central Courts of the Judiciary District of São Paulo, Brazil, filed July 25, 1995, our subsidiary and another member of the industry are defendants. The plaintiff, a consumer organization, is seeking damages for all addicted smokers and former smokers, and injunctive relief. In 2004, the trial court found defendants liable without hearing evidence and awarded “moral damages” of R$1,000 (approximately $194) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class was not estimated. Defendants appealed to the São Paulo Court of Appeals, which annulled the ruling in November 2008, finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In May 2011, the trial court dismissed the claim. In February 2015, the appellate court unanimously dismissed plaintiff's appeal. In September 2015, plaintiff appealed to the Superior Court of Justice. In February 2017, the Chief Justice of the Superior Court of Justice denied plaintiff's appeal. Plaintiff filed a further appeal. In addition, the defendants filed a constitutional appeal to the Federal Supreme Tribunal on the basis that plaintiff did not have standing to bring the lawsuit. Both appeals are still pending.

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
As of July 24, 2020, there were 17 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Brazil (1), Canada (10), Korea (1) and Nigeria (5), compared with 17 such cases on July 23, 2019 and 16 such cases on July 24, 2018.

The health care cost recovery actions pending in Canada are described above under the caption “Health Care Cost Recovery Litigation — Canada.”
In the health care cost recovery case in Brazil, The Attorney General of Brazil v. Souza Cruz Ltda., et al., Federal Trial Court, Porto Alegre, Rio Grande do Sul, Brazil, filed May 21, 2019, we, our subsidiaries, and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past five years, payment of anticipated costs of treating future alleged smoking-related diseases, and moral damages. Defendants filed answers to the complaint in May 2020.
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

As of July 24, 2020, there were 5 label-related cases brought by individual plaintiffs in Italy (1) and Chile (4) pending against our subsidiaries, compared with 6 such cases on July 23, 2019, and 1 such case on July 24, 2018.

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

As of July 24, 2020, there were 2 public civil actions pending against our subsidiaries in Argentina (1) and Venezuela (1), compared with 2 such cases on July 23, 2019, and 2 such cases on July 24, 2018.

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

Other Litigation

The Department of Special Investigations of the government of Thailand ("DSI") conducted an investigation into alleged underpayment by our subsidiary, Philip Morris (Thailand) Limited ("PM Thailand"), of customs duties and excise taxes relating to imports from the Philippines covering the period 2003-2007. On January 18, 2016, the Public Prosecutor filed charges against our subsidiary and seven former and current employees in the Bangkok Criminal Court alleging that PM Thailand and the individual defendants jointly and with the intention to defraud the Thai government, under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries of cigarettes from the Philippines during the period of July 2003 to June 2006. The government is seeking a fine of approximately THB 80.8 billion (approximately $2.6 billion). In May 2017, Thailand enacted a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies. Trial in the case began in November 2017 and concluded in September 2019. In November 2019, the trial court found our subsidiary guilty of under-declaration of the prices and imposed a fine of approximately THB 1.2 billion (approximately $37.9 million). The trial court dismissed all charges against the individual defendants. In December 2019, as required by the Thai law, our subsidiary paid the fine. This payment is included in other assets on the condensed consolidated balance sheets and negatively impacted net cash provided by operating activities in the condensed consolidated statements of cash flows in the period of payment. Our subsidiary will appeal the trial court's decision. If our subsidiary ultimately prevails on appeal, then Thailand will be required to return this payment to our subsidiary.

The DSI also conducted an investigation into alleged underpayment by PM Thailand of customs duties and excise taxes relating to imports from Indonesia covering the period 2000-2003. On January 26, 2017, the Public Prosecutor filed charges against PM Thailand and its former Thai employee in the Bangkok Criminal Court alleging that PM Thailand and its former employee jointly and with the intention to defraud the Thai government under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries during the period from January 2002 to July 2003. The government is seeking a fine

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

of approximately THB 19.8 billion (approximately $624 million). In May 2017, Thailand enacted a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law, and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and a Thai court. Trial in the case began in November 2018 and concluded in December 2019. In March 2020, the trial court found our subsidiary guilty of under-declaration of the prices and imposed a fine of approximately THB 130 million (approximately $4.1 million). The trial court dismissed all charges against the individual defendant. In April 2020, as required by Thai law, our subsidiary paid the fine. Our subsidiary will appeal the trial court's decision. If our subsidiary ultimately prevails on appeal, then Thailand will be required to return this payment to our subsidiary.

The South Korean Board of Audit and Inspection (“BAI”) conducted an audit of certain Korean government agencies and the tobacco industry into whether inventory movements ahead of the January 1, 2015 increase of cigarette-related taxes by tobacco companies, including Philip Morris Korea Inc. ("PM Korea"), our South Korean subsidiary, were in compliance with South Korean tax laws.  In November 2016, the tax authorities completed their audit and assessed allegedly underpaid taxes and penalties.  In order to avoid nonpayment financial costs, PM Korea paid approximately KRW 272 billion (approximately $227 million), of which KRW 100 billion (approximately $83.3 million) was paid in 2016 and KRW 172 billion (approximately $143.3 million) was paid in the first quarter of 2017.  These paid amounts are included in other assets in the condensed consolidated balance sheets and negatively impacted net cash provided by operating activities in the condensed consolidated statements of cash flows in the period of payment.  PM Korea appealed the assessments. In January 2020, a trial court ruled that PM Korea did not underpay taxes in the amount of approximately KRW 218 billion (approximately $181.6 million). The tax authorities appealed this decision, and a hearing was held in July 2020. In June 2020, another trial court ruled that PM Korea did not underpay approximately KRW 54 billion (approximately $45 million) of alleged underpayments. The government agencies appealed this decision. If the tax authorities and government agencies ultimately lose, then they would be required to return the paid amounts to PM Korea.

The Moscow Tax Inspectorate for Major Taxpayers (“MTI”) conducted an audit of AO Philip Morris Izhora (“PM Izhora”), our Russian subsidiary, for the 2015-2017 financial years. On July 26, 2019, MTI issued its initial assessment, claiming that intercompany sales of cigarettes between PM Izhora and another Russian subsidiary prior to excise tax increases and submission by PM Izhora of the maximum retail sales price notifications for cigarettes to the tax authorities were improper under Russian tax laws and resulted in underpayment of excise taxes and VAT. In August 2019, PM Izhora submitted its objections disagreeing with MTI’s allegations set forth in the initial assessment and MTI’s methodology for calculating the alleged underpayments. MTI accepted some of PM Izhora’s arguments and in September 2019, issued the final tax assessment claiming an underpayment of RUB 24.3 billion (approximately $374 million), including penalties and interest. In accordance with Russian tax laws, PM Izhora paid the entire amount of MTI’s final assessment. This amount was neither imposed on, nor concurrent with, the specific revenue-producing transaction, nor was it collected from customers of our Russian subsidiaries. PMI believes that the loss of $374 million in this matter is probable and estimable. Consequently, in the third quarter of 2019, PMI recorded a pre-tax charge of $374 million, in marketing, administration and research costs in the condensed consolidated statements of earnings, representing $315 million net of income tax. Under the Russian law, PM Izhora has until mid-September 2020 to challenge the final tax assessment to the Federal Tax Service and is considering whether to pursue such challenge.

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

In April 2020, affiliates of British American Tobacco plc (“BAT”) commenced patent infringement proceedings, RAI Strategic Holdings, Inc., et al. v. Altria Client Services LLC, et al.,  in the federal court in the Eastern District of Virginia, where PMI's subsidiary, Philip Morris Products S.A., as well as Altria Group, Inc.'s subsidiaries, are defendants. Plaintiffs seek damages and injunctive relief against the commercialization of the Platform 1 products in the United States.  In April 2020, BAT affiliates filed a complaint against PMI, Philip Morris Products S.A., Altria Group, Inc., and its subsidiaries before the International Trade Commission. Plaintiffs seek an order to prevent the importation of Platform 1 products into the United States. In June 2020, defendants filed their responses in both proceedings. The defendants also counterclaimed that BAT infringed their patents relating to certain e-vapor products, seeking damages for the commercialization of these products by BAT.

In April 2020, BAT’s affiliate commenced patent infringement proceedings, Nicoventures Trading Limited v. PM GmbH, et al., against PMI’s German subsidiary, Philip Morris GmbH, and Philip Morris Products S.A., in the Regional Court in Munich, Germany. Plaintiffs seek damages and injunctive relief against the commercialization of the Platform 1 products in Germany. In July 2020, defendants filed their responses.

In July 2020, in response to a challenge in the United Kingdom by PMI’s subsidiary to patents related to the BAT patents in the German proceedings, BAT affiliates brought a patent infringement action, Nicoventures Trading Limited, et al. v. Philip Morris Products S.A., et al., against Philip Morris Products S.A. and PMI’s U.K. subsidiary, Philip Morris Limited, in the English High Court, seeking damages and injunctive relief against commercialization of the Platform 1 products in the United Kingdom.

Other patent challenges by both parties are pending in various jurisdictions.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. In addition, governments around the world have enacted or implemented various forms of tax relief measures in response to the economic conditions in the wake of COVID-19. As of June 30, 2020, PMI has determined that neither the CARES Act nor changes to income tax laws or regulations in other jurisdictions had a significant impact on PMI’s effective tax rate, with the exception of the corporate income tax rate reduction in Indonesia.

On July 20, 2020, the U.S. Department of the Treasury and the Internal Revenue Service released final and proposed regulations under the Global Intangible Low-Taxed Income (“GILTI”) and other provisions of the Internal Revenue Code.  PMI is analyzing these elective regulations. The potential impact on the condensed consolidated financial statements, if any, will be included in subsequent periods.

PMI’s effective tax rates for the six months and three months ended June 30, 2020 were 21.7% and 20.7%, respectively. PMI’s effective tax rates for the six months and three months ended June 30, 2019 were 21.1% and 20.3%, respectively. The effective tax rate for the six months ended June 30, 2020 was favorably impacted by a decrease in deferred tax liabilities related to the fair value adjustment of equity securities held by PMI ($16 million, for further details, see Note 11. Fair Value Measurements) and a decrease in deferred tax liabilities related to the corporate income tax rate reduction in Indonesia ($30 million). The effective tax rate for the six months ended June 30, 2019 was favorably impacted by the reversal of a deferred tax liability on the unremitted earnings of PMI's Canadian subsidiary, RBH ($49 million), a reduction of estimated U.S. federal income tax on dividend repatriation

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

for the years 2015-2018 ($67 million) and by the Tax Cuts and Jobs Act. PMI estimates that its full-year 2020 effective tax rate will be approximately 22% to 23%, excluding the discrete tax events mentioned above. Changes in currency exchange rates, earnings mix by taxing jurisdiction or future regulatory developments may have an impact on the effective tax rates, which PMI monitors each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

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

Note 10. Indebtedness:
Short-term Borrowings:
PMI's short-term borrowings, consisting of commercial paper and bank loans to certain PMI subsidiaries at June 30, 2020 and bank loans to certain PMI subsidiaries at December 31, 2019, had a carrying value of $281 million and $338 million, respectively. The fair value of PMI’s short-term borrowings, based on current market interest rates, approximates carrying value.

Long-term Debt:
At June 30, 2020 and December 31, 2019, PMI’s long-term debt consisted of the following:

(in millions)	June 30, 2020	December 31, 2019
U.S. dollar notes, 1.125% to 6.375% (average interest rate 3.342%), due through 2044	$19,726	$19,783
Foreign currency obligations:
Euro notes, 0.125% to 3.125% (average interest rate 1.983%), due through 2039	8,498	9,822
Swiss franc notes, 1.000% to 2.000% (average interest rate 1.521%), due through 2024	926	899
Other (average interest rate 3.058%), due through 2025	197	203
	29,347	30,707
Less current portion of long-term debt	2,304	4,051
	$27,043	$26,656

Other foreign currency debt above includes mortgage debt in Switzerland and finance lease obligations at June 30, 2020 and December 31, 2019.

PMI's debt issuances in the first six months of 2020 were as follows:

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity

U.S. dollar notes	(a)	$750	1.125%	May 2020	May 2023
U.S. dollar notes	(a)	$750	1.500%	May 2020	May 2025
U.S. dollar notes	(a)	$750	2.100%	May 2020	May 2030

(a) Interest on these notes is payable semi-annually in arrears beginning in November 2020.

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

At June 30, 2020, PMI's total committed credit facilities were as follows:

(in billions)

Type	Committed Credit Facilities
364-day revolving credit, expiring February 2, 2021	$2.0
Multi-year revolving credit, expiring October 1, 2022	3.5
Multi-year revolving credit, expiring February 10, 2025	2.0
Total facilities	$7.5

At June 30, 2020, there were no borrowings under these committed credit facilities, and the entire committed amounts were available for borrowing.

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

Derivative Financial Instruments

PMI assesses the fair value of its foreign exchange contracts and interest rate contracts using standard valuation models that use, as their basis, readily observable market inputs. The fair value of PMI’s foreign exchange forward contracts, foreign currency swaps and interest rate contracts is determined by using the prevailing foreign exchange spot rates and interest rate differentials, and the respective maturity dates of the instruments. The fair value of PMI’s currency options is determined by using a Black-Scholes methodology based on foreign exchange spot rates and interest rate differentials, currency volatilities and maturity dates. PMI’s derivative financial instruments have been classified within Level 2 in the table shown below. See Note 5. Financial Instruments for additional discussion of derivative financial instruments.

Debt

The fair value of PMI’s outstanding debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. The aggregate carrying value of PMI’s debt, excluding short-term borrowings and $47 million of finance leases, was $29,300 million at June 30, 2020. The fair value of PMI’s outstanding debt, excluding the aforementioned short-term borrowings and finance leases, was classified within Level 1 and Level 2 in the table shown below.

The aggregate fair values of PMI's investments in equity securities, derivative financial instruments and PMI's debt as of June 30, 2020, were as follows:

(in millions)	Fair Value at June 30, 2020	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities (1)	$252	$252	$—	$—
Derivative contracts	322	—	322	—
Total assets	$574	$252	$322	$—
Liabilities:
Debt	$32,741	$32,572	$169	$—
Derivative contracts	255	—	255	—
Total liabilities	$32,996	$32,572	$424	$—

(1) Unrealized pre-tax loss of $78 million ($62 million net of tax) on equity securities was recorded in the condensed consolidated statements of earnings for the six months ended June 30, 2020. During the three months ended June 30, 2020, PMI did not record any unrealized gains or losses on equity securities in the condensed consolidated statements of earnings.
.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 12. Accumulated Other Comprehensive Losses:
PMI’s accumulated other comprehensive losses, net of taxes, consisted of the following:

(in millions)	At June 30, 2020	At December 31, 2019	At June 30, 2019
Currency translation adjustments	$(6,311)	$(5,537)	$(5,676)
Pension and other benefits	(3,680)	(3,829)	(3,365)
Derivatives accounted for as hedges	(18)	3	(10)
Total accumulated other comprehensive losses	$(10,009)	$(9,363)	$(9,051)

Reclassifications from Other Comprehensive Earnings

The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement, including those related to the deconsolidation of RBH, are shown on the condensed consolidated statements of comprehensive earnings for the six months and three months ended June 30, 2020 and 2019. For additional information, see Note 3. Benefit Plans for disclosures related to PMI's pension and other benefits, Note 5. Financial Instruments for disclosures related to derivative financial instruments and Note 19. Deconsolidation of RBH for disclosures related to the deconsolidation of RBH.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The effects of these derivative financial instrument assets and liabilities on PMI's condensed consolidated balance sheets were as follows:

(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Received/Pledged	Net Amount

At June 30, 2020
Assets
Derivative contracts	$322	$—	$322	$(190)	$(99)	$33
Liabilities
Derivative contracts	$255	$—	$255	$(190)	$(53)	$12
At December 31, 2019
Assets
Derivative contracts	$390	$—	$390	$(297)	$(91)	$2
Liabilities
Derivative contracts	$419	$—	$419	$(297)	$(59)	$63

Note 14. Related Parties - Investments in Unconsolidated Subsidiaries, Equity Securities and Other:

Investments in unconsolidated subsidiaries:

At June 30, 2020 and December 31, 2019, PMI had total investments in unconsolidated subsidiaries of $976 million and $1,053 million, respectively, which were accounted for under the equity method of accounting. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses, dividends, capital contributions, changes in ownership interests and movements in currency translation adjustments. The carrying value of our equity method investments at June 30, 2020 and December 31, 2019 exceeded our share of the unconsolidated subsidiaries' book value by $810 million and $901 million, respectively. The difference between the investment carrying value and the amount of underlying equity in net assets, excluding $778 million and $863 million attributable to goodwill as of June 30, 2020 and December 31, 2019, respectively, is being amortized on a straight-line basis over the underlying assets' estimated useful lives of 10 to 20 years. At June 30, 2020 and December 31, 2019, PMI received year-to-date dividends from unconsolidated subsidiaries of $24 million and $100 million, respectively.

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

Financial activity with the above related parties:

PMI’s net revenues and expenses with the above related parties were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2020	2019	2020	2019

Net revenues:
Megapolis Group	$1,026	$915	$530	$556
Other	523	491	242	278
Net revenues (a)	$1,549	$1,406	$772	$834

Expenses:
Other	$27	$27	$8	$14
Expenses	$27	$27	$8	$14
(a) Net revenues exclude excise taxes and VAT billed to customers.

PMI’s balance sheet activity with the above related parties was as follows:

(in millions)	At June 30, 2020	At December 31, 2019

Receivables:
Megapolis Group	$534	$375
Other	217	148
Receivables	$751	$523

Payables:
Other	$9	$20
Payables	$9	$20

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

Note 15. Sale of Accounts Receivable:
To mitigate risk and enhance cash and liquidity management PMI sells trade receivables to unaffiliated financial institutions. These arrangements allow PMI to sell, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold are generally short-term in nature and are removed from the condensed consolidated balance sheets. PMI sells trade receivables under two types of arrangements, servicing and non-servicing. For servicing arrangements, PMI continues to service the sold trade receivables on an administrative basis and does not act on behalf of the unaffiliated financial institutions. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material as of June 30, 2020 and June 30, 2019. Under the non-servicing arrangements, PMI does not provide any administrative support or servicing after the trade receivables have been sold to the unaffiliated financial institutions.

Cumulative trade receivables sold, including excise taxes, for the six months ended June 30, 2020 and 2019, were $5.5 billion and $5.1 billion, respectively. PMI’s operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of June 30, 2020 and June 30, 2019, were $0.6 billion, and $0.6 billion, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of trade receivables within marketing, administration and research costs in the condensed consolidated statements of earnings. For the six months and three months ended June 30, 2020 and 2019, the loss on sale of trade receivables was immaterial.

Note 16. Product Warranty:

PMI's IQOS devices are subject to standard product warranties generally for a period of 12 months from the date of purchase or such other periods as required by law. PMI generally provides in cost of sales for the estimated cost of warranty in the period the related revenue is recognized. PMI assesses the adequacy of its accrued product warranties and adjusts the amounts as necessary based on actual experience and changes in future estimates. Factors that affect product warranties may vary across markets but typically include device version mix, product failure rates, logistics and service delivery costs, and warranty policies. PMI accounts for its product warranties within other accrued liabilities. At June 30, 2020 and December 31, 2019, these amounts were as follows:

(in millions)	At June 30, 2020	At December 31, 2019
Balance at beginning of period	$140	$67
Changes due to:
Warranties issued	154	303
Settlements	(121)	(230)
Currency	4	—
Balance at end of period	$177	$140

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 17. Leases:

The components of PMI’s lease cost were as follows for the six months and three months ended June 30, 2020 and 2019:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2020	2019	2020	2019
Operating lease cost	$117	$119	$57	$59
Short-term lease cost	25	30	12	18
Variable lease cost	15	10	7	2
Total lease cost	$157	$159	$76	$79

For the six months ended June 30, 2020 and 2019, lease cost of $36 million and $38 million were recorded in cost of sales, respectively, and $121 million and $121 million were recorded in marketing, administration and research costs, respectively. For the three months ended June 30, 2020 and 2019, lease costs of $17 million and $19 million were recorded in cost of sales, respectively, and $59 million and $60 million were recorded in marketing, administration and research costs, respectively.

Note 18. Asset Impairment and Exit Costs:

Organizational Design Optimization

As part of PMI’s transformation to a smoke-free future, PMI seeks to optimize its organizational design, which includes the elimination, relocation and outsourcing of certain operations center and centralized activities. In January 2020, PMI commenced the first phase of a multi-phase restructuring project in Switzerland. PMI initiated the employee consultation procedure, as required under Swiss law, for the impacted employees in the first phase and offered a voluntary severance program. This consultation was completed in April 2020; however, in light of the COVID-19 pandemic, PMI management temporarily suspended its restructuring plans.

In June 2020, PMI resumed its restructuring activities in Switzerland and additionally, announced the outsourcing of certain activities in New York, U.S.A. These activities are expected to impact approximately 240 positions that will be either eliminated, relocated or outsourced. For the six months and three months ended June 30, 2020, PMI recorded pre-tax asset impairment and exit costs of $71 million. Additionally, the amounts related to the pension accounting impacts of the restructuring, which could be significant, have not been reflected in the second quarter of 2020 as the thresholds for accounting for any related pension curtailment or settlement were not exceeded by June 30, 2020.

The employee consultation for the second phase of the restructuring project in Switzerland has not yet commenced. Until the consultation process for the second phase is concluded, it is not considered probable (under U.S. GAAP), and the total potential costs cannot be determined. As a result, no related costs were recorded for the six months ended June 30, 2020 related to the second phase.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Asset Impairment and Exit Costs by Segment

PMI recorded the following pre-tax asset impairment and exit costs by segment:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2020	2019	2020	2019
Separation programs: (1)
European Union	$24	$—	$24	$—
Eastern Europe	6	—	6	—
Middle East & Africa	8	—	8	—
South & Southeast Asia	10	3	10	—
East Asia & Australia	12	—	12	—
Latin America & Canada	4	15	4	15
Total separation programs	64	18	64	15
Asset impairment charges: (1)
European Union	3	—	3	—
Eastern Europe	1	—	1	—
Middle East & Africa	1	—	1	—
South & Southeast Asia	1	17	1	—
East Asia & Australia	1	—	1	—
Latin America & Canada	—	8	—	8
Total asset impairment charges	7	25	7	8
Asset impairment and exit costs	$71	$43	$71	$23

(1) Organizational design optimization pre-tax charges were allocated across all operating segments.

The total pre-tax asset impairment and exit costs above were included in marketing, administration and research costs on the condensed consolidated statements of earnings.

Movement in Exit Cost Liabilities

The movement in exit cost liabilities for the six months ended June 30, 2020 was as follows:

(in millions)
Liability balance, January 1, 2020	$191
Charges, net	64
Cash spent	(73)
Currency/other	(1)
Liability balance, June 30, 2020	$181

Future cash payments for exit costs incurred to date are anticipated to be substantially paid by the end of 2021, with approximately $76 million expected to be paid in the remainder of 2020.

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

Consolidated Operating Results for the Six Months Ended June 30, 2020

•
Net Revenues - Net revenues of $13.8 billion for the six months ended June 30, 2020 decreased by $646 million, or 4.5%, from the comparable 2019 amount, and were impacted by the effects of the COVID-19 pandemic, particularly in the second quarter of 2020. The change in our net revenues from the comparable 2019 amount was driven by the following (variances not to scale with year-to-date results):

For the six months ended June 30, 2020, net revenues, excluding unfavorable currency, decreased by 1.8%, reflecting: unfavorable volume/mix, primarily due to lower cigarette volume (mainly in Australia, Indonesia, Italy, Japan, Mexico, the Philippines, PMI Duty Free, Poland, Spain and Turkey, partly offset by Germany) and lower IQOS device volume (primarily in Japan), partially offset by higher heated tobacco unit volume (notably in the EU, Japan, Russia and Ukraine, partly offset by PMI Duty Free); and the unfavorable impact of $227 million, shown above, mainly resulting from the deconsolidation of our Canadian subsidiary, Rothmans, Benson & Hedges, Inc. ("RBH"), effective March 22, 2019; partly offset by a favorable pricing variance (notably driven by Australia, the GCC, Germany, Mexico, and the Philippines, partially offset by Indonesia). For further details on the deconsolidation of RBH, see Note 8. Contingencies and Note 19. Deconsolidation of RBH.

Net revenues by product category for the six months ended June 30, 2020 and 2019 are shown below:

•	Diluted Earnings Per Share - The changes in our reported diluted earnings per share (“diluted EPS”) for the six months ended June 30, 2020, from the comparable 2019 amounts, were as follows:

	Diluted EPS	% Growth (Decline)
For the six months ended June 30, 2019	$2.36
2019 Asset impairment and exit costs	0.02
2019 Canadian tobacco litigation-related expense	0.09
2019 Loss on deconsolidation of RBH	0.12
2019 Tax items	(0.04)
Subtotal of 2019 items	0.19
2020 Asset impairment and exit costs	(0.04)
2020 Fair value adjustment for equity security investments	(0.04)
2020 Tax items	—
Subtotal of 2020 items	(0.08)
Currency	(0.19)
Interest	—
Change in tax rate	0.02
Operations	0.12
For the six months ended June 30, 2020	$2.42	2.5%

Asset impairment and exit costs – We recorded pre-tax asset impairment and exit costs of $71 million (or $0.04 per share impact on diluted EPS) during the six months ended June 30, 2020, related to the organizational design optimization plan in Switzerland and New York, U.S.A. We recorded pre-tax asset impairment and exit costs of $43 million (or $0.02 per share impact on diluted EPS) during the six months ended June 30, 2019, related to cigarette plant closures in Colombia and Pakistan as part of the optimization of our global manufacturing footprint. The total pre-tax charges were included in marketing, administration and research costs on the condensed consolidated statements of earnings. For further details, see Note 18. Asset Impairment and Exit Costs.

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

A loss on the deconsolidation of RBH of $239 million was included in marketing, administration and research costs on the condensed consolidated statements of earnings for the six months ended June 30, 2019 and was included in the operating income of the Latin America & Canada segment. The $0.12 per share impact also included a tax benefit of $49 million within the provision for income taxes, as discussed above, related to the reversal of a deferred tax liability on the unremitted earnings of RBH. For further details, see Note 8. Contingencies and Note 19. Deconsolidation of RBH.

Fair Value adjustment for equity security investments – During the six months ended June 30, 2020, we recorded an unfavorable fair value adjustment for our equity security investments of $62 million after tax (or $0.04 per share decrease in diluted EPS). The fair value adjustment for our equity security investments was included in equity investments and securities (income)/loss, net ($78 million loss) and provision for income taxes ($16 million benefit) on the condensed consolidated statements of earnings. For further details, see Note 11. Fair Value Measurements.

Income taxes – The 2019 Tax items that increased our 2019 diluted EPS by $0.04 per share in the table above were primarily due to a reduction in estimated U.S. federal income tax on dividend repatriation for the years 2015 - 2018 ($67 million). The change in the effective tax rate that increased our diluted EPS by $0.02 per share in the table above was primarily due to changes in earnings mix by taxing jurisdiction and the corporate income tax rate reduction in Indonesia. For further details, see Note 9. Income Taxes.

Currency – The unfavorable impact of $0.19 per share during the reporting period results from the fluctuations of the U.S. dollar, especially against the Brazilian real, Euro, Mexican pesos, Russian ruble and Swiss franc. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Operations – The increase in diluted EPS of $0.12 from our operations in the table above was due primarily to the following segments:

•	European Union: Favorable volume/mix, favorable pricing and lower manufacturing costs, partially offset by higher marketing, administration and research costs;

•	East Asia & Australia: Lower marketing, administration and research costs, lower manufacturing costs and favorable pricing, partially offset by unfavorable volume/mix; and

•	Eastern Europe: Favorable volume/mix and favorable pricing, partially offset by higher marketing, administration and research costs and higher manufacturing costs;
partially offset by

•	Middle East & Africa: Unfavorable volume/mix and lower fees for certain distribution rights billed to customers in certain markets, partially offset by favorable pricing;

•	Latin America & Canada: Unfavorable volume/mix, as well as the unfavorable impact resulting from the deconsolidation of RBH, partially offset by favorable pricing; and

•	South & Southeast Asia: Unfavorable volume/mix, partially offset by favorable pricing, lower marketing, administration and research costs, and lower manufacturing costs.

Consolidated Operating Results for the Three Months Ended June 30, 2020

•
Net Revenues - Net revenues of $6.7 billion for the three months ended June 30, 2020 decreased by $1.0 billion, or 13.6%, from the comparable 2019 amount, and were significantly impacted by the effects of the COVID-19 pandemic. The change in our net revenues from the comparable 2019 amount was driven by the following (variances not to scale with quarterly results):

During the quarter, net revenues, excluding unfavorable currency, decreased by 9.5%, mainly reflecting: unfavorable volume/mix, primarily due to lower cigarette volume (mainly in Indonesia, Italy, Japan, Mexico, the Philippines, PMI Duty Free and Russia, partly offset by Saudi Arabia), partially offset by higher heated tobacco unit volume (notably in the EU, Japan and Russia, partly offset by PMI Duty Free); partially offset by a favorable pricing variance (notably driven by Germany, Mexico, the Philippines, Russia and Saudi Arabia, partly offset by Indonesia and Turkey).

Net revenues by product category for the three months ended June 30, 2020 and 2019, are shown below:

•	Diluted Earnings Per Share - The changes in our reported diluted EPS for the three months ended June 30, 2020, from the comparable 2019 amounts, were as follows:

	Diluted EPS	% Growth (Decline)
For the three months ended June 30, 2019	$1.49
2019 Asset impairment and exit costs	0.01
2019 Tax items	(0.04)
Subtotal of 2019 items	(0.03)
2020 Asset impairment and exit costs	(0.04)
2020 Fair value adjustment for equity security investments	—
2020 Tax items	—
Subtotal of 2020 items	(0.04)
Currency	(0.06)
Interest	(0.01)
Change in tax rate	0.03
Operations	(0.13)
For the three months ended June 30, 2020	$1.25	(16.1)%

Asset impairment and exit costs – We recorded pre-tax asset impairment and exit costs of $71 million (or $0.04 per share impact on diluted EPS) during the three months ended June 30, 2020, related to the organizational design optimization plan in Switzerland and New York, U.S.A. We recorded pre-tax asset impairment and exit costs of $23 million (or $0.01 per share impact on diluted EPS) during the three months ended June 30, 2019, related to a cigarette plant closure in Colombia as a part of the optimization of our global manufacturing footprint. The total pre-tax charges were included in marketing, administration and research costs on the condensed consolidated statements of earnings. For further details, see Note 18. Asset Impairment and Exit Costs.

Income Taxes – The 2019 Tax items that increased our 2019 diluted EPS by $0.04 per share in the table above were primarily due to a reduction in estimated U.S. federal income tax on dividend repatriation for the years 2015 - 2018 ($67 million). The change in the tax rate that increased our diluted EPS by $0.03 per share in the table above was primarily due to changes in earnings mix by taxing jurisdiction and the corporate income tax rate reduction in Indonesia. For further details, see Note 9. Income Taxes.

Currency – The unfavorable impact of $0.06 per share in the second quarter results from the fluctuations of the U.S. dollar, especially against the Indonesian rupiah, Mexican pesos and Russian ruble. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Operations – The decrease in diluted EPS of $0.13 from our operations in the table above was due primarily to the following segments:

•	Middle East & Africa: Unfavorable volume/mix, partially offset by favorable pricing;

•	South & Southeast Asia: Unfavorable volume/mix and unfavorable pricing, partially offset by lower marketing, administration and research costs, and lower manufacturing costs; and

•	Latin America & Canada: Unfavorable volume/mix, partially offset by favorable pricing;
partially offset by

•	European Union: Lower manufacturing costs and favorable pricing, partially offset by higher marketing, administration and research costs;

•	East Asia & Australia: Lower marketing, administration and research costs, lower manufacturing costs and favorable pricing, partially offset by unfavorable volume/mix; and

•	Eastern Europe: Favorable pricing, lower manufacturing costs and favorable volume/mix, partially offset by higher marketing, administration and research costs.

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

Currently, PMI has sufficient access to the inputs for its products and is not facing any significant business continuity issues with respect to key suppliers.

The large majority of PMI's manufacturing facilities globally are currently operational, including all heated tobacco unit factories. Certain cigarette production facilities are temporarily impacted by government-mandated shutdowns or production limitations. Such facilities account for less than 5% of PMI's total cigarette production capacity worldwide.

Based on current sales trends, there are adequate inventories of PMI finished goods across all key markets for cigarettes and across all IQOS markets for heated tobacco units and tobacco heating devices. While government-related restrictions have led to complexities in the company's route-to-market in select geographies, PMI does not currently anticipate out-of-stock situations in any major operating income markets and generally expects consumers to have adequate access to its products.

PMI has sufficient liquidity resources through cash on hand, the ongoing cash generation of its business, and its access to the commercial paper and debt markets. As of June 30, 2020, the company had approximately $4.2 billion of cash and cash equivalents. The company has a well laddered bond portfolio, and on May 1, 2020, issued a three-tranche bond offering totaling $2.25 billion, equally split among three, five and 10-year maturities. PMI has a $0.3 billion (equivalent) bond maturing in September 2020. For further details on our liquidity position, see the "Financial Review" section of this MD&A.

Discussion and Analysis
Consolidated Operating Results
See pages 90-96 for a discussion of our "Cautionary Factors That May Affect Future Results." Our net revenues and operating income by segment are shown in the table below:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2020	2019	2020	2019
Net revenues:
European Union	$5,010	$4,736	$2,475	$2,577
Eastern Europe	1,571	1,401	783	822
Middle East & Africa	1,580	1,931	704	1,004
South & Southeast Asia	2,140	2,361	889	1,248
East Asia & Australia	2,687	2,842	1,432	1,521
Latin America & Canada (1)	816	1,179	368	527
Net revenues	$13,804	$14,450	$6,651	$7,699
Operating income (loss):
European Union	$2,336	$2,091	$1,178	$1,195
Eastern Europe	365	385	266	256
Middle East & Africa	558	785	237	441
South & Southeast Asia	888	932	289	492
East Asia & Australia	1,155	1,069	669	642
Latin America & Canada (1)	218	(25)	92	161
Operating income	$5,520	$5,237	$2,731	$3,187
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

•	Loss on deconsolidation of RBH - See Note 19. Deconsolidation of RBH for details of the $239 million loss included in the Latin America & Canada segment for the six months ended June 30, 2019.

•	Asset impairment and exit costs - See Note 18. Asset Impairment and Exit Costs for a breakdown of these costs by segment for the six months and three months ended June 30, 2020 and 2019.

Our net revenues by product category are shown in the table below:

PMI Net Revenues by Product Category
(in millions)	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Combustible Products
European Union	$3,855	$3,961	(2.7)%	$1,945	$2,149	(9.5)%
Eastern Europe	1,045	1,110	(5.9)%	522	640	(18.3)%
Middle East & Africa	1,528	1,746	(12.5)%	696	918	(24.2)%
South & Southeast Asia	2,140	2,361	(9.4)%	889	1,248	(28.8)%
East Asia & Australia	1,272	1,394	(8.8)%	630	756	(16.7)%
Latin America & Canada	803	1,168	(31.3)%	363	522	(30.5)%
Total Combustible Products	$10,643	$11,741	(9.4)%	$5,045	$6,233	(19.1)%
Reduced-Risk Products
European Union	$1,155	$775	49.0%	$530	$428	23.9%
Eastern Europe	526	291	81.0%	261	182	42.9%
Middle East & Africa	52	185	(72.0)%	8	86	(90.6)%
South & Southeast Asia	—	—	—%	—	—	—%
East Asia & Australia	1,415	1,448	(2.3)%	802	765	4.9%
Latin America & Canada	13	11	24.4%	5	5	7.9%
Total Reduced-Risk Products	$3,161	$2,709	16.7%	$1,606	$1,466	9.5%

Total PMI Net Revenues	$13,804	$14,450	(4.5)%	$6,651	$7,699	(13.6)%
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

Our shipment volume by segment for cigarettes and heated tobacco units is shown in the table below:

PMI Shipment Volume (Million Units)
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Cigarettes
European Union	80,963	85,855	(5.7)%	40,317	46,367	(13.0)%
Eastern Europe	45,076	47,400	(4.9)%	23,657	27,080	(12.6)%
Middle East & Africa	57,184	64,963	(12.0)%	27,188	31,659	(14.1)%
South & Southeast Asia	70,941	87,868	(19.3)%	33,346	46,376	(28.1)%
East Asia & Australia	24,370	25,958	(6.1)%	12,071	13,845	(12.8)%
Latin America & Canada	29,843	36,052	(17.2)%	14,780	18,472	(20.0)%
Total Cigarettes	308,377	348,096	(11.4)%	151,359	183,799	(17.6)%
Heated Tobacco Units
European Union	8,888	5,336	66.6%	4,227	3,043	38.9%
Eastern Europe	9,492	4,355	+100%	5,126	2,807	82.6%
Middle East & Africa	655	1,473	(55.5)%	185	719	(74.3)%
South & Southeast Asia	—	—	—%	—	—	—%
East Asia & Australia	16,198	15,277	6.0%	9,076	8,428	7.7%
Latin America & Canada (1)	202	113	78.8%	94	59	59.3%
Total Heated Tobacco Units	35,435	26,554	33.4%	18,708	15,056	24.3%
Cigarettes and Heated Tobacco Units
European Union	89,851	91,191	(1.5)%	44,544	49,410	(9.8)%
Eastern Europe	54,568	51,755	5.4%	28,783	29,887	(3.7)%
Middle East & Africa	57,839	66,436	(12.9)%	27,373	32,378	(15.5)%
South & Southeast Asia	70,941	87,868	(19.3)%	33,346	46,376	(28.1)%
East Asia & Australia	40,568	41,235	(1.6)%	21,147	22,273	(5.1)%
Latin America & Canada	30,045	36,165	(16.9)%	14,874	18,531	(19.7)%
Total Cigarettes and Heated Tobacco Units	343,812	374,650	(8.2)%	170,067	198,855	(14.5)%
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

Market share for HTUs is defined as the total sales volume for HTUs as a percentage of the total estimated sales volume for cigarettes and HTUs.

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

Estimates for second-quarter 2020 and six months year-to-date 2020 total industry volume and market share in certain geographies reflect limitations on the availability and accuracy of industry data during pandemic-related restrictions.

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

Key market data regarding total market size, our shipments and market share are shown in the tables below:

	For the Six Months Ended June 30,
			PMI Shipments (billion units)						PMI Market Share (%)(1)
Market	Total Market (billion units)		Total		Cigarette		Heated Tobacco Unit		Total		Heated Tobacco Unit
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Total	1,224.1	1,325.0	343.8	374.7	308.4	348.1	35.4	26.6	27.7	28.1	2.9	2.1

European Union
France	18.2	18.9	8.5	8.6	8.4	8.6	0.1	—	44.7	44.9	0.4	0.2
Germany	36.0	34.3	14.5	13.4	13.7	13.0	0.8	0.4	40.4	38.9	2.2	1.1
Italy	32.0	32.8	17.1	17.0	14.6	15.6	2.5	1.4	52.0	51.4	7.5	4.2
Poland	21.4	22.9	8.5	9.2	7.6	8.8	0.9	0.4	39.7	40.4	4.3	1.9
Spain	20.0	21.8	6.4	7.5	6.2	7.3	0.2	0.1	31.1	31.4	1.0	0.6

Eastern Europe
Russia	104.1	106.3	32.9	29.9	26.7	27.2	6.2	2.7	32.4	29.1	6.2	3.0

Middle East & Africa
Saudi Arabia	10.3	10.6	3.8	4.7	3.8	4.7	—	—	39.4	40.3	0.1	—
Turkey	55.9	61.6	21.8	26.4	21.8	26.4	—	—	38.9	42.9	—	—

South & Southeast Asia
Indonesia	131.4	145.2	38.5	47.1	38.5	47.1	—	—	29.3	32.4	—	—
Philippines	29.3	35.3	20.5	24.9	20.5	24.9	—	—	69.9	70.4	—	—

East Asia & Australia
Australia	5.1	6.0	1.5	1.7	1.5	1.7	—	—	29.4	27.6	—	—
Japan	70.9	78.2	26.9	27.2	13.1	14.4	13.8	12.7	36.4	34.2	19.6	16.8
Korea	34.6	33.3	7.4	7.7	5.1	5.3	2.3	2.4	21.4	23.2	6.6	7.3

Latin America & Canada
Argentina	15.3	16.3	10.0	11.7	10.0	11.7	—	—	65.7	72.1	—	—
Mexico	14.2	17.4	8.8	11.7	8.7	11.7	—	—	61.6	67.0	0.2	—

(1) Market share estimates are calculated using IMS data
Note: % change for Total Market and PMI shipments is computed based on millions of units; PMI Market Share estimates for previous periods are restated to reflect RBH deconsolidation and exclude RBH-owned brands.

	For the Three Months Ended June 30,
			PMI Shipments (billion units)						PMI Market Share (%)(1)
Market	Total Market (billion units)		Total		Cigarette		Heated Tobacco Unit		Total		Heated Tobacco Unit
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Total	609.2	700.3	170.1	198.9	151.4	183.8	18.7	15.1	28.0	28.1	3.0	2.1

European Union
France	9.8	9.8	4.5	4.5	4.4	4.5	—	—	44.9	44.7	0.5	0.2
Germany	20.0	18.9	7.8	7.3	7.4	7.1	0.4	0.2	38.9	38.5	2.0	1.1
Italy	16.3	17.2	7.9	9.3	6.8	8.5	1.1	0.8	52.1	51.7	7.7	4.6
Poland	10.6	12.3	4.2	5.0	3.7	4.8	0.5	0.3	39.3	40.8	4.4	2.0
Spain	9.6	11.6	2.7	3.9	2.7	3.8	0.1	0.1	31.3	31.2	1.0	0.7

Eastern Europe
Russia	57.2	59.6	17.9	17.7	14.3	15.9	3.6	1.8	32.4	29.6	5.9	2.9

Middle East & Africa
Saudi Arabia	6.0	5.4	2.7	0.8	2.7	0.8	—	—	38.6	38.9	0.2	—
Turkey	29.9	32.1	11.7	12.5	11.7	12.5	—	—	38.9	38.9	—	—

South & Southeast Asia
Indonesia	64.0	77.6	18.0	24.9	18.0	24.9	—	—	28.2	32.2	—	—
Philippines	14.0	18.6	9.7	13.1	9.7	13.1	—	—	69.5	70.6	—	—

East Asia & Australia
Australia	2.6	2.9	0.8	0.9	0.8	0.9	—	—	30.8	31.0	—	—
Japan	35.4	40.6	14.1	15.1	6.3	8.0	7.8	7.1	36.5	34.0	20.0	16.6
Korea	18.4	17.7	3.8	4.1	2.6	2.8	1.2	1.3	21.1	23.1	6.6	7.3

Latin America & Canada
Argentina	7.3	7.8	4.8	5.6	4.8	5.6	—	—	65.4	71.8	—	—
Mexico	7.6	10.0	4.7	7.0	4.7	7.0	—	—	62.1	69.5	0.2	—

(1) Market share estimates are calculated using IMS data
Note: % change for Total Market and PMI shipments is computed based on millions of units; PMI Market Share estimates for previous periods are restated to reflect RBH deconsolidation and exclude RBH-owned brands.

Consolidated Operating Results for the Six Months Ended June 30, 2020

The following discussion compares our consolidated operating results for the six months ended June 30, 2020, with the six months ended June 30, 2019.

Our total shipment volume decreased by 8.2%, due to:

•	the EU, reflecting lower cigarette shipment volume, notably in Italy, Poland and Spain, partly offset by higher heated tobacco unit shipment volume across the Region, particularly in Italy;

•
Middle East & Africa, reflecting lower cigarette shipment volume, notably in PMI Duty Free, Saudi Arabia and Turkey, partly offset by North Africa, as well as lower heated tobacco unit shipment volume in PMI Duty Free;

•	South & Southeast Asia, reflecting lower cigarette shipment volume, primarily in Indonesia, Pakistan and the Philippines;

•	East Asia & Australia, reflecting lower cigarette shipment volume, mainly in Japan, partly offset by higher heated tobacco unit shipment volume in Japan; and

•
Latin America & Canada, reflecting lower cigarette shipment volume, primarily in Argentina, Canada (due to the impact of the deconsolidation of RBH), and Mexico. Excluding the volume impact from the RBH deconsolidation, our total shipment volume in the Region decreased by 14.6%;

partly offset by

•	Eastern Europe, reflecting higher heated tobacco unit shipment volume across the Region, notably in Russia and Ukraine, partly offset by lower cigarette shipment volume, notably in Russia and Ukraine.

Excluding the volume impact from the RBH deconsolidation of approximately 1.0 billion units (reflecting first quarter 2019 volume of RBH-owned brands and including Duty-Free sales of these brands in Canada), PMI's total shipment volume decreased by 8.0%.

Impact of Inventory Movements

Excluding the volume impact from the deconsolidation of RBH, and the net favorable impact of estimated distributor inventory movements of approximately 3.0 billion units, our total in-market sales declined by 8.8%, due to an 11.8% decline in cigarettes, partly offset by a 29.5% increase in heated tobacco units.

The net favorable impact of estimated distributor inventory movements of approximately 3.0 billion units reflected:

•	a net favorable impact of 2.2 billion cigarettes, mainly driven by Japan, Kuwait and North Africa, partly offset by Saudi Arabia and Spain; and

•	a net favorable impact of 0.8 billion heated tobacco units, mainly driven by Japan and Russia.

Our cigarette shipment volume by brand and heated tobacco units shipment volume are shown in the table below:

PMI Shipment Volume by Brand (Million Units)
	Six Months Year-to-Date
	2020	2019	Change
Cigarettes
Marlboro	114,057	128,024	(10.9)%
L&M	45,025	45,337	(0.7)%
Chesterfield	25,507	28,501	(10.5)%
Philip Morris	22,569	23,673	(4.7)%
Parliament	16,035	18,677	(14.1)%
Sampoerna A	15,802	17,256	(8.4)%
Bond Street	12,041	13,412	(10.2)%
Dji Sam Soe	11,972	14,490	(17.4)%
Lark	8,213	10,619	(22.7)%
Fortune	4,745	6,487	(26.8)%
Others	32,411	41,620	(22.1)%
Total Cigarettes	308,377	348,096	(11.4)%
Heated Tobacco Units (1)	35,435	26,554	33.4%
Total Cigarettes and Heated Tobacco Units	343,812	374,650	(8.2)%
(1) Includes shipments to Altria Group, Inc., commencing in the third quarter of 2019, for sale in the United States under license.
Note: Sampoerna A includes Sampoerna; Philip Morris includes Philip Morris/Dubliss; and Lark includes Lark Harmony.

Our cigarette shipment volume of the following brands decreased:

•	Marlboro, mainly due to Indonesia, Italy, Mexico, the Philippines, PMI Duty Free, Saudi Arabia, Spain and Turkey, partially offset by Germany, Kuwait, North Africa and Russia;

•	L&M, notably due to PMI Duty Free, Poland and Thailand, partly offset by Jordan, Mexico and Turkey;

•	Chesterfield, notably due to Russia and Turkey, partly offset by Brazil and Saudi Arabia;

•	Philip Morris, notably due to Argentina and Italy, partly offset by Japan, the Philippines and Russia;

•	Parliament, mainly due to PMI Duty Free, Russia and Turkey;

•	Sampoerna A in Indonesia, mainly due to premium A Mild;

•	Bond Street, mainly due to Russia and Ukraine;

•	Dji Sam Soe in Indonesia, mainly due to Dji Sam Soe Magnum Mild;

•	Lark, mainly due to Japan and Turkey;

•	Fortune in the Philippines; and

•	"Others," notably due to: the impact of the deconsolidation of RBH in Canada; mid-price Sampoerna U in Indonesia and Muratti in Turkey; and low-price Baronet in Mexico and Morven in Pakistan.
The increase in our heated tobacco unit shipment volume was mainly driven by the EU (notably Italy), Eastern Europe (notably Russia and Ukraine) and Japan, partly offset by PMI Duty Free.

International Share of Market (excluding China and the United States)

Our total international market share (excluding China and the United States), defined as our cigarette and heated tobacco unit sales volume as a percentage of total industry cigarette and heated tobacco unit sales volume, decreased by 0.4 points to 27.7%, reflecting:

•	Total international market share for cigarettes of 24.8%, down by 1.2 points; and

•	Total international market share for heated tobacco units of 2.9%, up by 0.8 points.
Our total international cigarette sales volume as a percentage of total industry cigarette sales volume was down by 0.9 points to 25.8%, mainly reflecting: out-switching to heated tobacco units, as well as lower cigarette market share and/or an unfavorable geographic mix impact, notably in Indonesia, Mexico, Pakistan, the Philippines, PMI Duty Free and Turkey, partly offset by Germany and Russia.

Financial Summary
Financial Summary - Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2020	2019	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other(1)
(in millions)
Net Revenues	$13,804	$14,450	(4.5)%	(1.8)%	$(646)	$(391)	$495	$(523)	$(227)
Cost of Sales	(4,581)	(5,130)	10.7%	7.6%	549	160	—	268	121
Marketing, Administration and Research Costs (2)	(3,666)	(4,048)	9.4%	11.2%	382	(70)	—	—	452
Amortization of Intangibles	(37)	(35)	(5.7)%	(8.6)%	(2)	1	—	—	(3)
Operating Income	$5,520	$5,237	5.4%	11.1%	$283	$(300)	$495	$(255)	$343
(1) Cost/Other variance includes the impact of the RBH deconsolidation.
(2) Favorable Cost/Other variance includes the 2019 Canadian tobacco litigation-related expense of $194 million, the 2019 loss on deconsolidation of RBH of $239 million, the 2019 asset impairment and exit costs of $43 million and the 2020 asset impairment and exit costs of ($71 million), as well as the impact of the RBH deconsolidation.
Note: Net Revenues include revenues from shipments of the Platform 1 device, heated tobacco units and accessories to Altria Group, Inc., commencing in the third quarter of 2019, for sale under license in the United States.

For the six months ended June 30, 2020, net revenues, excluding unfavorable currency, decreased by 1.8%, reflecting: unfavorable volume/mix, primarily due to lower cigarette volume (mainly in Australia, Indonesia, Italy, Japan, Mexico, the Philippines, PMI Duty Free, Poland, Spain and Turkey, partly offset by Germany) and lower IQOS device volume (primarily in Japan), partially offset by higher heated tobacco unit volume (notably in the EU, Japan, Russia and Ukraine, partly offset by PMI Duty Free); and the unfavorable impact of $227 million, shown in "Cost/Other," mainly resulting from the deconsolidation of RBH; partly offset by a favorable pricing variance (notably driven by Australia, the GCC, Germany, Mexico, and the Philippines, partially offset by Indonesia).

The unfavorable currency in net revenues was due primarily to the Euro, Indonesian rupiah, Mexican pesos, Russian ruble, and Turkish lira.

Net revenues include $3,161 million in 2020 and $2,709 million in 2019 related to the sale of RRPs.

Operating income, excluding unfavorable currency, increased by 11.1%, notably reflecting a favorable comparison, shown in "Cost/Other," of charges recorded in the first half of 2020 of $71 million, related to asset impairment and exit costs associated with organizational design optimization, to charges recorded in the first half of 2019 of $476 million, related to the loss on deconsolidation of RBH ($239 million), the Canadian tobacco litigation-related expense ($194 million), and asset impairment and exit costs ($43 million) associated with plant closures in Colombia and Pakistan.

Excluding these 2019 and 2020 charges, and unfavorable currency of $300 million, operating income increased by 3.1%, primarily reflecting: a favorable pricing variance; lower manufacturing costs (driven by productivity gains related to combustible and reduced-risk products); and lower marketing, administration and research costs (despite pandemic-related expenses in 2020); partially offset by unfavorable volume/mix, mainly due to lower cigarette volume (mainly in Australia, Indonesia, Italy, Japan, Mexico, the Philippines, PMI Duty Free, Poland and Spain, partly offset by Germany), partly offset by higher heated tobacco unit volume (notably in the EU, Japan, Russia and Ukraine, partly offset by PMI Duty Free); and the net unfavorable impact resulting from the deconsolidation of RBH, included in "Cost/Other."

Interest expense, net, of $291 million decreased by $11 million (3.6%).

Our effective tax rate increased by 0.6 percentage points to 21.7%. The effective tax rate for the six months ended June 30, 2020 was favorably impacted by a decrease in deferred tax liabilities related to the fair value adjustment of equity securities held by PMI ($16 million) and a decrease in deferred tax liabilities related to the corporate income tax rate reduction in Indonesia ($30 million). The effective tax rate for the six months ended June 30, 2019, was favorably impacted by the reversal of a deferred tax liability on the unremitted earnings of our Canadian subsidiary, RBH ($49 million), a reduction of estimated U.S. federal income tax on dividend repatriation for the years 2015-2018 ($67 million) and by the Tax Cuts and Jobs Act. We estimate that our full-year 2020 effective tax rate will be approximately 22% to 23%, excluding the discrete tax events mentioned above. Changes in currency exchange rates, earnings mix by taxing jurisdiction or future regulatory developments may have an impact on the effective tax rates, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions. For further details, see Note 9. Income Taxes.

We are regularly examined by tax authorities around the world, and we are currently under examination in a number of jurisdictions. It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible change cannot be made at this time.

Net earnings attributable to PMI of $3.8 billion increased by $100 million or 2.7%. This increase was due primarily to higher operating income as discussed above, partially offset by a higher effective tax rate. Diluted and basic EPS of $2.42 increased by 2.5%. Excluding an unfavorable currency impact of $0.19, diluted EPS increased by 10.6%.

Consolidated Operating Results for the Three Months Ended June 30, 2020
The following discussion compares our consolidated operating results for the three months ended June 30, 2020, with the three months ended June 30, 2019.

Our total shipment volume decreased by 14.5%, principally due to:

•
the EU, reflecting lower cigarette shipment volume, notably in Italy, Poland and Spain, partly offset by higher heated tobacco unit shipment volume across most markets, notably Germany, Italy and Poland;

•	Eastern Europe, reflecting lower cigarette shipment volume, particularly in Russia and Ukraine, partly offset by higher heated tobacco unit shipment volume across the Region, notably in Russia;

•
Middle East & Africa, reflecting lower cigarette shipment volume, particularly in North Africa, PMI Duty Free and Turkey, partly offset by Saudi Arabia, as well as lower heated tobacco shipment volume in PMI Duty Free;

•	South & Southeast Asia, reflecting lower cigarette shipment volume, primarily in Indonesia, Pakistan and the Philippines;

•	East Asia & Australia, reflecting lower cigarette shipment volume, mainly in Japan, partly offset by higher heated tobacco unit shipment volume in Japan; and

•	Latin America & Canada, reflecting lower cigarette shipment volume, primarily in Argentina and Mexico.

Impact of Inventory Movements

Excluding the net unfavorable impact of estimated distributor inventory movements of approximately 2.3 billion units, our total in-market sales declined by 13.4%, due to a 16.4% decline in cigarettes, partly offset by a 24.0% increase in heated tobacco units.

The net unfavorable impact of estimated distributor inventory movements of approximately 2.3 billion units reflected a net unfavorable impact of 2.5 billion cigarettes, mainly due to Italy, Japan, PMI Duty Free, Russia and Spain, partly offset by Saudi Arabia.

Our cigarette shipment volume by brand and heated tobacco units shipment volume are shown in the table below:

PMI Shipment Volume by Brand (Million Units)
	Second-Quarter
	2020	2019	Change
Cigarettes
Marlboro	54,812	68,060	(19.5)%
L&M	22,385	23,522	(4.8)%
Chesterfield	12,604	14,202	(11.3)%
Philip Morris	11,106	12,950	(14.2)%
Parliament	8,462	9,847	(14.1)%
Sampoerna A	7,254	9,355	(22.5)%
Bond Street	6,428	7,741	(17.0)%
Dji Sam Soe	5,797	7,839	(26.0)%
Lark	4,189	5,349	(21.7)%
Fortune	2,263	3,441	(34.2)%
Others	16,059	21,493	(25.3)%
Total Cigarettes	151,359	183,799	(17.6)%
Heated Tobacco Units (1)	18,708	15,056	24.3%
Total Cigarettes and Heated Tobacco Units	170,067	198,855	(14.5)%
(1) Includes shipments to Altria Group, Inc., commencing in the third quarter of 2019, for sale in the United States under license.
Note: Sampoerna A includes Sampoerna; Philip Morris includes Philip Morris/Dubliss; and Lark includes Lark Harmony.

Our cigarette shipment volume of the following brands decreased:

•	Marlboro, mainly due to Indonesia, Italy, Japan, Mexico, the Philippines and PMI Duty Free, partially offset by the GCC;

•	L&M, mainly due to Egypt, PMI Duty Free, Poland and Thailand, partly offset by Saudi Arabia and Turkey;

•	Chesterfield, mainly due to Mexico, Poland, Russia and Turkey, partly offset by Brazil and Saudi Arabia;

•	Philip Morris, primarily driven by Argentina, Indonesia and Italy;

•	Parliament, mainly due to PMI Duty Free, Russia and Turkey;

•	Sampoerna A in Indonesia, mainly due to premium A Mild;

•	Bond Street, mainly due to Russia and Ukraine;

•	Dji Sam Soe in Indonesia, mainly due to Dji Sam Soe Magnum Mild;

•	Lark, mainly due to Japan and Turkey;

•	Fortune in the Philippines; and

•	"Others," notably due to: mid-price Sampoerna U in Indonesia and low-price Morven in Pakistan.

The increase in our heated tobacco unit shipment volume was mainly driven by the EU, Eastern Europe and Japan, partly offset by PMI Duty Free.

International Share of Market (excluding China and the United States)

Our total international market share (excluding China and the United States), decreased by 0.1 point to 28.0%, reflecting:

•	Total international market share for cigarettes of 25.0%, down by 1.0 point; and

•	Total international market share for heated tobacco units of 3.0%, up by 0.9 points.
Our total international cigarette sales volume as a percentage of total industry cigarette sales volume was down by 0.7 points to 26.0%, mainly reflecting: out-switching to heated tobacco units, as well as lower cigarette market share and/or an unfavorable geographic mix impact, notably in Indonesia, Mexico, Pakistan, the Philippines and PMI Duty Free, partly offset by Germany, Russia and Turkey.

Financial Summary
Financial Summary - Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2020	2019	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$6,651	$7,699	(13.6)%	(9.5)%	$(1,048)	$(317)	$172	$(904)	$1
Cost of Sales	(2,179)	(2,665)	18.2%	14.1%	486	111	—	239	136
Marketing, Administration and Research Costs(1)	(1,722)	(1,831)	6.0%	0.4%	109	101	—	—	8
Amortization of Intangibles	(19)	(16)	(18.8)%	(25.0)%	(3)	1	—	—	(4)
Operating Income	$2,731	$3,187	(14.3)%	(11.0)%	$(456)	$(104)	$172	$(665)	$141
(1) Favorable Cost/Other variance includes the 2019 asset impairment and exit costs of $23 million and the 2020 asset impairment and exit costs of ($71 million).
Note: Net Revenues include revenues from shipments of Platform 1 devices, heated tobacco units and accessories to Altria Group, Inc., commencing in the third quarter of 2019, for sale under license in the United States.

For the three months ended June 30, 2020, net revenues, excluding unfavorable currency, decreased by 9.5%, mainly reflecting: unfavorable volume/mix, primarily due to lower cigarette volume (mainly in Indonesia, Italy, Japan, Mexico, the Philippines, PMI Duty Free and Russia, partly offset by Saudi Arabia), partially offset by higher heated tobacco unit volume (notably in the EU, Japan and Russia, partly offset by PMI Duty Free); partially offset by a favorable pricing variance (notably driven by Germany, Mexico, the Philippines, Russia and Saudi Arabia, partly offset by Indonesia and Turkey).

The unfavorable currency in net revenues was due primarily to the Euro, Indonesian rupiah, Mexican pesos, Russian ruble, and Turkish lira.

Net revenues include $1,606 million in 2020 and $1,466 million in 2019 related to the sale of RRPs. IQOS devices accounted for approximately 8% of RRP net revenues in the second quarter of 2020 due to a lower ratio of new users to existing users given pandemic effects, longer replacement cycles and geographic mix.

Operating income, excluding unfavorable currency, decreased by 11.0%, primarily reflecting: unfavorable volume/mix, due to the same factors as for net revenues noted above; partially offset by a favorable pricing variance; lower manufacturing costs (driven by productivity gains related to combustible and reduced-risk products); and lower marketing, administration and research costs (despite pandemic-related expenses in 2020 and the unfavorable net impact of asset impairment and exit costs).

Excluding higher asset impairment and exit costs of $48 million and unfavorable currency of $104 million, operating income decreased by 9.5%.

Interest expense, net, of $162 million increased by $12 million (8.0%).

Our effective tax rate increased by 0.4 percentage points to 20.7%. The effective tax rate for the three months ended June 30, 2020 was favorably impacted by a decrease in deferred tax liabilities related to the corporate income tax rate reduction in Indonesia ($30 million). The effective income tax rate for the three months ended June 30, 2019 was favorably impacted by a reduction of estimated U.S. federal income tax on dividend repatriation for the years 2015-2018 ($67 million) and by the Tax Cuts and Jobs Act. For further details, see Note 9. Income Taxes.

Net earnings attributable to PMI of $1.9 billion decreased by $372 million or 16.0%. This decrease was due primarily to lower operating income as discussed above. Diluted and basic EPS of $1.25 decreased by 16.1%. Excluding an unfavorable currency impact of $0.06, diluted EPS decreased by 12.1%.

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

EU Tobacco Products Directive: In April 2014, the EU adopted a significantly revised EU Tobacco Products Directive (TPD), which entered into force in May 2016. All Member States have adopted laws transposing the TPD.  The TPD sets forth a comprehensive set of regulatory requirements for tobacco products, including:

•	health warnings covering 65% of the front and back panels of cigarette packs, with an option for Member States to further standardize tobacco packaging, including the introduction of plain packaging;

•	a ban on characterizing flavors in some tobacco products, with a transition period for menthol that expired in May 2020;

•	security features and tracking and tracing measures that became effective on May 20, 2019; and

•
a framework for the regulation of novel tobacco products and e-cigarettes, including requirements for health warnings and information leaflets, a prohibition on product packaging text related to reduced risk, and the introduction of notification requirements or authorization procedures in advance of commercialization.

The EU Commission’s Directorate General for Health and Food Safety is preparing a report on the implementation of the TPD, including the evaluation of whether the TPD has achieved its objectives and is still relevant considering scientific, international and technical developments, including in novel tobacco products and e-cigarettes. The report is expected to include recommendations on potential revisions of the TPD to account for such developments. The report is due by May 2021.

Plain Packaging and Other Packaging Restrictions: Plain packaging legislation bans the use of branding, logos and colors on packaging other than the brand name and variant that may be printed only in specified locations and in a uniform font. To date, plain packaging laws have been adopted in certain markets in all of our operating segments, including the key markets of Australia, France, Saudi Arabia and Turkey. Some countries, such as Canada, New Zealand and Israel, adopted plain packaging regulations that apply to all tobacco products, including RRPs. Other countries are also considering plain packaging legislation.

Some countries have adopted, or are considering adopting, packaging restrictions that could have an impact similar to plain packaging. Examples of such restrictions include standardizing the shape and size of packages, prohibiting certain colors or the use of certain descriptive phrases on packaging, and requiring very large graphic health warnings that leave little space for branding.

Restrictions and Bans on the Use of Ingredients: The WHO and others in the public health community have recommended restrictions or total bans on the use of some or all ingredients in tobacco products, including menthol. Broad restrictions and ingredient bans would require us to reformulate our American blend tobacco products and could reduce our ability to differentiate these products in the market in the long term. In many countries, menthol bans would eliminate the entire category of mentholated tobacco products. The European Union banned cigarettes and roll-your-own tobacco products with characterizing flavors. Other tobacco products, including heated tobacco products, are exempted from this flavor ban. The EU Commission is required to withdraw this exemption for a particular product category if it determines that there is a substantial change of circumstances, such as a significant increase of EU-wide sales volumes in such product category. It is not possible to predict how or when this determination would be made. Other countries may follow the EU’s approach. For instance, Turkey banned menthol as of May 2020. Broader ingredient bans have been adopted by Canada and Brazil. In Brazil, an ingredient ban is currently on appeal by a tobacco industry union, of which our Brazilian subsidiary is a member. It is not possible to predict the outcome of these legal proceedings.

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

Other Regulatory Issues: Some regulators are considering, or in some cases have adopted, regulatory measures designed to reduce the supply of tobacco products. These include regulations intended to reduce the number of retailers selling tobacco products by, for example, reducing the overall number of tobacco retail licenses available or banning the sale of tobacco products within specified distances of certain public facilities. In addition, recently, South Africa banned the sale of tobacco products, e-cigarettes and electronic devices that heat tobacco during the COVID-19 pandemic; the ban resulted in a significant increase of illicit trade of tobacco products.

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

Illicit Trade: Illicit tobacco trade creates a cheap and unregulated supply of tobacco products, undermines efforts to reduce smoking prevalence, especially among youth, damages legitimate businesses and intellectual property rights, stimulates organized crime, increases corruption and reduces government tax revenue. Without accounting for any potential COVID-19-related impact, we generally estimate that, excluding China and the U.S., illicit trade may account for as much as 10 to 12% of global cigarette consumption; this includes counterfeit, contraband and the persistent problem of “illicit whites,” which are cigarettes legally produced in one jurisdiction for the sole purpose of being exported and illegally sold in another jurisdiction where they have no legitimate market. Currently, we estimate that illicit trade in the European Union accounted for approximately 8% of total cigarette consumption in 2019.

A number of jurisdictions are considering actions to prevent illicit trade. In November 2012, the FCTC adopted the Protocol to Eliminate Illicit Trade in Tobacco Products (the “Protocol”), which includes supply chain control measures, such as licensing of manufacturers and distributors, enforcement of these control measures in free trade zones, controls on duty free and Internet channels and the implementation of tracking and tracing technologies. To date, 60 Parties, including the European Union, have ratified it. The Protocol came into force in September 2018. Parties must now start implementing its provisions in their national legislation. In October 2018, the first Meeting of the Parties to the Protocol decided to produce a comprehensive report on good practices for the implementation of tracking and tracing systems and to prepare a conceptual framework for global information sharing to combat illicit tobacco trade. We welcome this decision and expect that other Parties will ratify the Protocol.

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

For adult smokers who would otherwise continue to smoke, we believe that RRPs, while not risk-free, offer a much better consumer choice. Accordingly, our key strategic priorities are: to develop and commercialize products that present less risk of harm to adult smokers who switch to those products versus continued smoking; and to convince current adult smokers who would otherwise continue to smoke to switch to those products.

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

Four RRP platforms are in various stages of development and commercialization readiness:

        Platform 1 uses a precisely controlled heating device incorporating our IQOS HeatControl technology, into which a specially designed and proprietary tobacco unit is inserted and heated to generate an aerosol. We have conducted a series of clinical studies for this platform, the results of which were included in our submission to the U.S. Food and Drug Administration (“FDA”) described below. We completed a 6+6 month exposure response study and shared the results with the FDA in April 2020. The study showed that for the group that switched to our Platform 1 product, the eight clinical risk endpoints that were tested as co-primary endpoints in the first six-month term moved in the same direction as observed for smoking cessation after 12 months of use of this product. In addition, we completed an 18-month combined chronic toxicity and carcinogenicity study in mice, which was on-going at the time of our FDA submission. We shared the results with the FDA in August 2018.

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

    Platform 3 provides an aerosol of nicotine salt. We have explored two routes for this platform, one with electronics and one without, and conducted nicotine pharmacokinetic studies with both versions. The results of the pharmacokinetic study related to the version without electronics were received, and the related report was finalized in the fourth quarter of 2018. The results indicate this product's potential as an acceptable alternative to continued cigarette smoking in terms of product satisfaction. In February 2020, we completed a product use and adaptation study in adult smokers for the product variant without electronics. The analysis was completed and the related report finalized in the second quarter of 2020.

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

Commercialization of RRPs: We are building a new product category and tailor our commercialization strategy to the characteristics of each specific market. We focus our commercialization efforts on consumer retail experience, guided consumer trials and customer care, and increasingly, digital communication programs.  In order to accelerate switching to our Platform 1 product, our initial market introductions typically entail one-on-one consumer engagement and introductory device discounts.  These initial commercialization efforts require substantial investment, which we believe will moderate over time.

In 2014, we introduced our Platform 1 product in pilot city launches in Nagoya, Japan, and in Milan, Italy. Since then, we have continuously expanded our commercialization activities, and the product has been commercialized in 57 markets in key cities or nationwide. While our Platform 1 products are currently available for sale in Mexico, that country recently banned the importation of e-cigarettes and devices that heat tobacco. The sale of our Platform 1 product is temporarily suspended in South Africa due to the pandemic-related ban on such products.

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

Our commercialization efforts for the other RRP platforms are as follows:

•
In light of the confusion in the e-vapor category, in February 2020, we postponed our planned launch of an improved version of our IQOS MESH product and currently plan to launch these products under the IQOS VEEV or VEEV brand names in select markets in the second half of 2020.

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

Some governments have banned or are seeking to ban or severely restrict emerging tobacco and nicotine-containing products such as our RRPs and communication of truthful and non-misleading information about such products. For example, the commercialization of e-cigarettes and heat-not-burn products is prohibited in Australia, the commercialization of e-cigarettes is prohibited in Argentina, the  importation of e-cigarettes and heat-not-burn products is prohibited in Turkey, and the importation of e-cigarettes and devices that heat tobacco is prohibited in Mexico.

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

On July 7, 2020, the FDA determined that the available scientific evidence demonstrates that the issuance of an exposure modification order would be appropriate for the promotion of public health and authorized the marketing of a version of our Platform 1 product as a "modified risk tobacco product." The FDA authorized the marketing of this product in the U.S. with the following information:

"AVAILABLE EVIDENCE TO DATE:

•the IQOS system heats tobacco but does not burn it.
•this significantly reduces the production of harmful and potentially harmful chemicals.
•scientific studies have shown that switching completely from conventional cigarettes to the IQOS system significantly reduces your body’s exposure to harmful or potentially harmful chemicals."

We must request and receive authorization from the FDA in order to continue marketing this product with the same modified exposure information after the present order expires in four years.

There are two types of MRTP orders the FDA may issue: a “risk modification” order or an “exposure modification” order. We had requested both types of orders for our Platform 1 product. After review, the FDA determined that the evidence did not support issuing a "risk modification" order at this time but that it did support issuing an "exposure modification" order for the product. This determination included a finding that issuance of the exposure modification order is expected to benefit the health of the population as a whole.

We look forward to working with the FDA to provide any additional information they may require in order to market this product with reduced risk claims.

The FDA’s PMTA and MRTP orders do not mean that the agency “approved” our Platform 1 product.  Both authorizations are subject to strict marketing, reporting and other requirements and are not a guarantee that the product will remain authorized, particularly if there is a significant uptake in youth or non-smoker initiation.  The FDA will monitor the marketing of the product.

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

Until recently, there were no countries with specific product standards for heat-not-burn products. Currently, national standards setting minimum quality and safety requirements for heat-not-burn products have been adopted with defined methods for demonstrating the absence of combustion in several countries; they are mandatory in Egypt, Jordan and the UAE, and voluntary in the U.K., Russia, Ukraine, Kazakhstan, and Kyrgyzstan. We expect other governments to consider similar product standards and encourage making them mandatory.

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

In addition, in Italy, in April 2018, we submitted an application for HEETS, used with the IQOS device, requesting regulatory recognition of the reduction of toxic substances and potential risk reduction resulting from switching to this product compared to continued cigarette smoking. In January 2019, our application was not granted primarily on the grounds of insufficient data and questions of methodology.  Due to the constraints of the review process, we had been unable to supplement the application with all the data we subsequently filed with the FDA and to address methodological questions during the review. We plan to submit a new application where we will clarify the concerns raised by the decision and further strengthen our application by submitting additional evidence that became available since we submitted our first application, consistent with our FDA filing. We are confident that our evidence supports our application.

On October 31, 2019, our Australian subsidiary, Philip Morris Limited (“PML”), submitted an application to the Scheduling Committee of the Therapeutic Goods Administration of Australia (“TGA”) seeking to exempt heated tobacco products from being prohibited in Australia. In June 2020, the TGA issued an interim decision denying the application and stating that it has not identified compelling evidence to establish a public health benefit from greater access to nicotine in heated tobacco products. PML disagrees with the interim decision and has requested its reconsideration. We expect that following a review of comments submitted during the public comment period the TGA would issue its final decision in the next few months.

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

In June 2018, the Korean Food and Drug Administration (“KFDA”) issued a statement on products that heat rather than burn tobacco. The KFDA tested three heat-not-burn products, one of which was our Platform 1 product. The KFDA confirmed that the levels of the nine HPHCs tested in the aerosol of these products were on average approximately 90% lower compared to those measured in the cigarette smoke of the top five cigarette brands in South Korea. However, the KFDA stated that it could not establish that the tested heat-not-burn products are less harmful than cigarettes. In October 2018, our Korean subsidiary filed a request with a local court seeking information underlying KFDA’s analysis, conclusions and public statements. In May 2020, the court ordered KFDA to produce certain records.

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

We make our scientific findings publicly available for scrutiny and peer review through several channels, including our websites. From time to time, adult consumers, competitors, members of the scientific community, and others inquire into our scientific methodologies, challenge our scientific conclusions or request further study of certain aspects of our RRPs and their health effects. We are committed to a robust and open scientific debate and believe that such debate should be based on accurate and reliable scientific information. We seek to provide accurate and reliable scientific information about our RRPs; nonetheless, we may not be able to prevent third-party dissemination of false, misleading or unsubstantiated information about these products. The dissemination of scientifically unsubstantiated information or studies with a strong confirmation bias by third parties may cause confusion among adult smokers and affect their decision to switch to better alternatives to continued smoking, such as our RRPs.

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

Legal Challenges to RRPs: We face various administrative and legal challenges related to certain RRP activities, including allegations concerning product classification, advertising restrictions, corporate communications, product coach activities, scientific substantiation, product liability, and unfair competition.  While we design our programs to comply with relevant regulations, we expect these or similar challenges to continue as we expand our efforts to commercialize RRPs and to communicate publicly. The outcomes of these matters may affect our RRP commercialization and public communication activities and performance in one or more markets.

Our RRP Business Development Initiatives: In December 2013, we established a strategic framework with Altria Group, Inc. (“Altria”) setting out terms on how the parties would collaborate to develop and commercialize e-vapor products and commercialize two of our RRPs in the U.S. In late 2018, Altria announced that it will participate in the e-vapor category only through another e-vapor company in which Altria acquired a minority interest. In September 2019, Altria's subsidiary, Philip Morris USA Inc. (“PM USA”), began commercialization of a version of our Platform 1 product in the U.S. PM USA is responsible for the marketing of this product in the U.S. and implementation of the messages authorized by the FDA in its MRTP order described above.

In January 2020, we announced an agreement with KT&G, a leading tobacco and nicotine company in South Korea, for the commercialization of KT&G’s smoke-free products outside of South Korea on an exclusive basis.  For more information, see Acquisitions and Other Business Arrangements below.

Other Developments: In September 2017, we announced our support of the Foundation for a Smoke-Free World. We agreed to contribute $80 million per year over the next 12 years, as specified in the agreement. To date, we contributed a total of $164.5 million. The Foundation is an independent body and is governed by its independent Board of Directors. The Foundation’s role, as set out in its corporate charter, includes funding research in the field of tobacco harm reduction, encouraging measures that reduce the harm caused by smoking, and assessing the effect of reduced cigarette consumption on the industry value chain.

Governmental Investigations

From time to time, we are subject to governmental investigations on a range of matters, including tax, customs, antitrust, advertising, and labor practices. We describe certain matters pending in Thailand, Russia and South Korea in Note 8. Contingencies.

In November 2010, a WTO panel issued its decision in a dispute relating to facts that arose from August 2006 between the Philippines and Thailand concerning a series of Thai customs and tax measures affecting cigarettes imported by PM Thailand into Thailand (see Note 8. Contingencies for additional information). The WTO panel decision, which was upheld by the WTO Appellate Body, concluded that Thailand had no basis to find that PM Thailand's declared customs values and taxes paid were too low, as alleged by the DSI in 2009. The decision also created obligations for Thailand to revise its laws, regulations, or practices affecting the customs valuation and tax treatment of future cigarette imports. Thailand agreed in September 2011 to fully comply with the decision by October 2012. The Philippines asserts that to date Thailand has not fully complied with the WTO panel decision and commenced challenges at the WTO Appellate Body. The WTO Appellate Body is not operational, and the appeals by Thailand are suspended indefinitely. It is not possible to predict any future developments in these proceedings.

The Public Prosecutor’s office of Rome, Italy, notified our Italian subsidiary, Philip Morris Italia S.r.l. (“PM Italia”), as well as three former or current employees and a former external consultant of PM Italia in July and March 2020, respectively, that it has concluded a preliminary investigation against them for alleged contravention of anti-corruption laws. The Public Prosecutor alleges that the individuals involved promised certain personal favors to government officials from January to July of 2018 in exchange for favorable treatment for PM Italia, and that PM Italia lacked appropriate organizational controls to prevent the alleged actions by the individuals. The defendants are presenting their defenses to the Public Prosecutor who will decide whether to proceed with the charges towards a trial or to dismiss all or some of them. PM Italia is cooperating with the Public Prosecutor and is currently reviewing the evidentiary materials recently provided by the Public Prosecutor.

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

We currently plan to launch our commercial initiatives for the licensed KT&G products in select markets in the second half of 2020.

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

Operating Results – Three Months and Six Months Ended June 30, 2020

The following discussion compares operating results within each of our operating segments for the three months and six months ended June 30, 2020, with the three months and six months ended June 30, 2019.

Unless otherwise stated, references to total industry, total market, our shipment volume and our market share performance reflect cigarettes and heated tobacco units.

European Union:

Financial Summary - Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2020	2019	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$2,475	$2,577	(4.0)%	(0.1)%	$(102)	$(100)	$44	$(46)	$—
Operating Income	$1,178	$1,195	(1.4)%	4.0%	$(17)	$(65)	$44	$(2)	$6

For the three months ended June 30, 2020, the effects of the COVID-19 pandemic impacted our net revenues. Net revenues, excluding unfavorable currency, decreased by 0.1%, reflecting: unfavorable volume/mix, mainly due to lower cigarette volume (notably in Italy, Poland and Spain, partly offset by Germany), partially offset by higher heated tobacco unit volume (notably in Germany, Italy and Poland); largely offset by a favorable pricing variance (driven by higher combustible pricing, notably in Germany, partly offset by lower heated tobacco unit pricing).

Operating income, excluding unfavorable currency, increased by 4.0%, mainly reflecting: a favorable pricing variance; and lower manufacturing costs (notably in Italy); partly offset by higher marketing, administration and research costs (largely related to increased investments behind reduced-risk products, as well as 2020 asset impairment and exit costs).

Excluding asset impairment and exit costs of $27 million in 2020 and unfavorable currency of $65 million, operating income increased by 6.3%.

Financial Summary - Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2020	2019	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$5,010	$4,736	5.8%	9.4%	$274	$(170)	$60	$384	$—
Operating Income	$2,336	$2,091	11.7%	17.9%	$245	$(130)	$60	$376	$(61)

For the six months ended June 30, 2020, net revenues, excluding unfavorable currency, increased by 9.4%, reflecting: favorable volume/mix, mainly driven by higher heated tobacco unit volume across the Region (notably in Germany, Italy and Poland), partly offset by lower cigarette volume (notably in Italy, Poland and Spain, partly offset by Germany); and a favorable pricing variance (driven by higher combustible pricing across the Region, notably in Germany, partly offset by lower heated tobacco unit and IQOS device pricing).

Operating income, excluding unfavorable currency, increased by 17.9%, mainly reflecting: favorable volume/mix, driven by the same factors as for net revenues noted above; a favorable pricing variance; and lower manufacturing costs (notably in Germany and Italy); partly offset by higher marketing, administration and research costs (largely related to increased investments behind reduced-risk products, notably in Poland, as well as 2020 asset impairment and exit costs).

Excluding asset impairment and exit costs of $27 million in 2020 and unfavorable currency of $130 million, operating income increased by 19.2%.

European Union - Total Market, PMI Shipment Volume and Market Share Commentaries

Total market, PMI shipment volume and market share performance are shown in the table below:

European Union Key Data	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2020	2019	% / pp	2020	2019	% / pp
Total Market (billion units)	115.5	124.5	(7.3)%	224.6	231.8	(3.1)%

PMI Shipment Volume (million units)
Cigarettes	40,317	46,367	(13.0)%	80,963	85,855	(5.7)%
Heated Tobacco Units	4,227	3,043	38.9%	8,888	5,336	66.6%
Total European Union	44,544	49,410	(9.8)%	89,851	91,191	(1.5)%

PMI Market Share
Marlboro	17.8%	18.0%	(0.2)	17.7%	18.1%	(0.4)
L&M	6.5%	6.9%	(0.4)	6.5%	6.8%	(0.3)
Chesterfield	5.6%	5.8%	(0.2)	5.6%	5.9%	(0.3)
Philip Morris	2.6%	2.7%	(0.1)	2.6%	2.8%	(0.2)
HEETS	3.9%	2.4%	1.5	3.9%	2.3%	1.6
Others	3.0%	3.0%	—	3.1%	3.0%	0.1
Total European Union	39.4%	38.8%	0.6	39.4%	38.9%	0.5

In the second quarter, the estimated total market in the EU decreased by 7.3% to 115.5 billion units, mainly driven by:

•	Czech Republic, down by 16.7%, mainly reflecting lower border sales due to lockdown measures;

•
Denmark, down by 78.5%, mainly reflecting the net unfavorable impact of estimated trade inventory movements related to a significant excise tax increase on April 1, 2020. Excluding these movements, the total estimated market increased by 0.3%;

•	Poland, down by 13.6%, notably reflecting lower border sales due to lockdown measures, as well as the impact of price increases in the first quarter of 2020;

•	Romania, down by 16.6%, mainly reflecting the impact of lockdown measures; and

•	Spain, down by 17.2%, mainly reflecting lower in-bound tourism and border sales due to lockdown measures;
partly offset by

•
Germany, up by 5.9%, or by 4.2% excluding the net favorable impact of estimated trade inventory movements, primarily reflecting the favorable impact of reduced out-bound tourism and lower cross-border (non-domestic) purchases due to lockdown measures, partly offset by the impact of price increases in April and May 2020.

In the second quarter, our total shipment volume decreased by 9.8% to 44.5 billion units, reflecting:

•
lower cigarette shipment volume, mainly due to the lower total market, lower market share (notably in Italy and Poland, partly reflecting out-switching to heated tobacco units) and the net unfavorable impact of estimated distributor inventory movements (partially due to distributor inventory decreases, following increases in the first quarter related to COVID-19, notably in Italy and Spain);

partly offset by

•	higher heated tobacco unit shipment volume, driven by higher market share (notably in Germany, Italy and Poland).

Excluding the net unfavorable impact of estimated distributor inventory movements, our total in-market sales in the Region decreased by 6.0%.

For the six months year-to-date, the estimated total market in the EU decreased by 3.1% to 224.6 billion units, notably due to:

•	Czech Republic, down by 11.5%, primarily reflecting the same factor as in the quarter;

•	Poland, down by 6.4%, mainly reflecting the same factors as in the quarter;

•	Romania, down by 8.7%, primarily reflecting the same factor as in the quarter; and

•	Spain, down by 8.2%, mainly reflecting the same factors as in the quarter;
partly offset by

•	Germany, up by 4.9%, or by 2.3% excluding the net favorable impact of estimated trade inventory movements, primarily reflecting the same factors as in the quarter.

For the six months year-to-date, our total shipment volume decreased by 1.5% to 89.9 billion units, reflecting:

•	lower cigarette shipment volume, mainly due to the lower total market, as well as lower cigarette market share (notably in Italy and Poland, partly reflecting out-switching to heated tobacco units);
partly offset by

•	higher heated tobacco unit shipment volume across the Region (notably in Germany, Italy and Poland), driven by higher market share.

Eastern Europe:

Financial Summary - Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2020	2019	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$783	$822	(4.7)%	5.6%	$(39)	$(85)	$27	$19	$—
Operating Income	$266	$256	3.9%	8.2%	$10	$(11)	$27	$10	$(16)

For the three months ended June 30, 2020, the effects of the COVID-19 pandemic impacted our net revenues. Net revenues, excluding unfavorable currency, increased by 5.6%, reflecting: a favorable pricing variance, driven by higher combustible pricing (predominantly in Russia), partly offset by lower IQOS device pricing (mainly in Russia); and favorable volume/mix, driven by higher heated tobacco unit volume across the Region (primarily in Russia and Ukraine), partly offset by lower cigarette volume (mainly in Russia and Ukraine) and unfavorable cigarette mix in Russia.

Operating income, excluding unfavorable currency, increased by 8.2%, mainly reflecting: a favorable pricing variance; favorable volume/mix, reflecting the same drivers as for net revenues noted above; and lower manufacturing costs; partially offset by higher marketing, administration and research costs (largely related to increased investments behind reduced-risk products, notably in Russia).

Excluding asset impairment and exit costs of $7 million in 2020 and unfavorable currency of $11 million, operating income increased by 10.9%.

Financial Summary - Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2020	2019	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$1,571	$1,401	12.1%	17.8%	$170	$(79)	$41	$208	$—
Operating Income	$365	$385	(5.2)%	21.6%	$(20)	$(103)	$41	$139	$(97)

For the six months ended June 30, 2020, net revenues, excluding unfavorable currency, increased by 17.8%, reflecting: favorable volume/mix, predominantly driven by higher heated tobacco unit volume in Russia and Ukraine, partly offset by unfavorable cigarette volume/mix in Russia and lower cigarette volume in Ukraine; and a favorable pricing variance, driven by higher combustible pricing (primarily in Russia), partly offset by lower IQOS device pricing (mainly in Russia).

Operating income, excluding unfavorable currency, increased by 21.6%, mainly reflecting: favorable volume/mix, reflecting the same drivers as for net revenues noted above; and a favorable pricing variance; partly offset by higher manufacturing costs due to Russia; and higher marketing, administration and research costs (primarily related to increased investments behind reduced-risk products, notably in Russia and Ukraine).

Excluding asset impairment and exit costs of $7 million in 2020 and unfavorable currency of $103 million, operating income increased by 23.4%.

Eastern Europe - Total Market, PMI Shipment Volume and Market Share Commentaries

In the second quarter, the estimated total market in Eastern Europe decreased, notably due to:

•
Russia, down by 4.1%, or by 6.6% excluding the net favorable impact of estimated trade inventory movements, primarily reflecting the impact of price increases, partly offset by the impact of a decrease in the prevalence of illicit trade due to lockdown measures; and

•	Ukraine, down by 15.0%, mainly reflecting the impact of excise tax-driven price increases and reduced adult smoker average daily consumption due to lockdown measures.

For the six months year-to-date, the estimated total market in Eastern Europe decreased, notably due to:

•	Russia, down by 2.1%, or by 6.4% excluding the net favorable impact of estimated trade inventory movements, primarily reflecting the same factors as in the quarter; and

•	Ukraine, down by 10.9%, mainly reflecting the same factors as in the quarter.

PMI Shipment Volume (million units)	Second-Quarter			Six Months Year-to-Date
	2020	2019	Change	2020	2019	Change
Cigarettes	23,657	27,080	(12.6)%	45,076	47,400	(4.9)%
Heated Tobacco Units	5,126	2,807	82.6%	9,492	4,355	+100%
Total Eastern Europe	28,783	29,887	(3.7)%	54,568	51,755	5.4%

In the second quarter, our total shipment volume decreased by 3.7% to 28.8 billion units, mainly due to:

•
Ukraine, down by 14.7%, or by 11.1% excluding the net unfavorable impact of estimated distributor inventory movements, mainly reflecting the lower total market, partly offset by a higher market share, driven by heated tobacco units.

For the six months year-to-date, our total shipment volume increased by 5.4% to 54.6 billion units, mainly due to:

•	Russia, up by 10.3%, primarily reflecting a higher market share, driven by heated tobacco units, partly offset by the lower total market;
partly offset by

•	Ukraine, down by 5.7%, mainly due to the same factors as in the quarter.

Middle East & Africa:

Financial Summary - Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2020	2019	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$704	$1,004	(29.9)%	(28.3)%	$(300)	$(16)	$45	$(335)	$6
Operating Income	$237	$441	(46.3)%	(47.4)%	$(204)	$5	$45	$(264)	$10

For the three months ended June 30, 2020, the effects of the COVID-19 pandemic impacted our net revenues. Net revenues, excluding unfavorable currency, decreased by 28.3%, primarily reflecting: unfavorable volume/mix, mainly due to lower cigarette volume (predominantly in North Africa, PMI Duty Free and South Africa, partly offset by Saudi Arabia) and lower heated tobacco unit volume in PMI Duty Free; partially offset by a favorable pricing variance, driven mainly by combustible pricing in Saudi Arabia, partly offset by Turkey.

Operating income, excluding favorable currency, decreased by 47.4%, mainly reflecting: unfavorable volume/mix, due to the same factors as for net revenues noted above; partly offset by a favorable pricing variance.

Excluding asset impairment and exit costs of $9 million in 2020 and favorable currency of $5 million, operating income decreased by 45.4%.

Financial Summary - Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2020	2019	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$1,580	$1,931	(18.2)%	(17.2)%	$(351)	$(18)	$117	$(411)	$(39)
Operating Income	$558	$785	(28.9)%	(27.1)%	$(227)	$(14)	$117	$(294)	$(36)

For the six months ended June 30, 2020, net revenues, excluding unfavorable currency, decreased by 17.2%, reflecting: unfavorable volume/mix, mainly due to lower cigarette volume (mainly in PMI Duty Free and Turkey, partly offset by Kuwait) and lower heated tobacco unit volume in PMI Duty Free; and lower fees for certain distribution rights billed to customers in certain markets, shown in "Cost/Other"; partially offset by a favorable pricing variance, driven by combustible pricing (mainly in the GCC, particularly Saudi Arabia).

Operating income, excluding unfavorable currency, decreased by 27.1%, mainly reflecting: unfavorable volume/mix, predominantly due to lower cigarette and heated tobacco unit volume in PMI Duty Free; and unfavorable "Cost/Other," mainly due to lower fees for certain distribution rights, as noted above for net revenues; partially offset by a favorable pricing variance.

Excluding asset impairment and exit costs of $9 million in 2020 and unfavorable currency of $14 million, operating income decreased by 26.0%.

Middle East & Africa - Total Market, PMI Shipment Volume and Market Share Commentaries

In the second quarter, the estimated total market in the Middle East & Africa decreased, mainly due to:

•	Egypt, down by 19.6%, notably reflecting pandemic-related supply-chain shortages involving competitors' products and reductions in adult smoker average daily consumption during lockdown;

•	International Duty Free, down by 82.9%, reflecting the impact of government travel restrictions and reduced passenger traffic due to the pandemic;

•	South Africa, down by 100%, reflecting the impact of the pandemic-related ban on all tobacco sales effective March 27, 2020; and

•
Turkey, down by 6.8%, or by 16.9% excluding the net favorable impact of estimated trade inventory movements, mainly reflecting the impact of lockdown measures on adult smoker average daily consumption, as well as a higher prevalence of illicit trade related to cut tobacco following significant industry-wide price increases in 2019.

For the six months year-to-date, the estimated total market in the Middle East & Africa decreased, mainly due to:

•	Egypt, down by 6.9%, notably reflecting the same factors as in the quarter;

•	International Duty Free, down by 57.8%, reflecting the same factors as in the quarter;

•	South Africa, down by 50.8%, primarily reflecting the same factor as in the quarter; and

•	Turkey, down by 9.3%, mainly reflecting the same factors as in the quarter.

PMI Shipment Volume (million units)	Second-Quarter			Six Months Year-to-Date
	2020	2019	Change	2020	2019	Change
Cigarettes	27,188	31,659	(14.1)%	57,184	64,963	(12.0)%
Heated Tobacco Units	185	719	(74.3)%	655	1,473	(55.5)%
Total Middle East & Africa	27,373	32,378	(15.5)%	57,839	66,436	(12.9)%

In the second quarter, our total shipment volume decreased by 15.5% to 27.4 billion units, notably due to:

•
Egypt, down by 15.6%, or by 12.1% excluding the net unfavorable impact of estimated distributor inventory movements, mainly reflecting the lower total market, partly offset by a higher market share, primarily driven by the impact of supply chain shortages for competitors' products;

•
PMI Duty Free, down by 94.4%, or by 82.1% excluding the net unfavorable impact of estimated distributor inventory movements (driven by cigarettes), mainly reflecting the lower total market due to the impact of government travel restrictions and reduced passenger traffic due to the pandemic; and

•	Turkey, down by 6.6%, mainly reflecting the lower total market;
partly offset by

•
Saudi Arabia, up by +100%. Excluding the net favorable impact of estimated distributor inventory movements of 1.7 billion cigarettes, largely attributable to the timing of shipments in 2019, our in-market sales increased by 11.2%, mainly driven by the reduced prevalence of non-domestic products and the shift from duty-free to domestic sales due to the impact of pandemic-related government travel restrictions and reduced passenger traffic.

For the six months year-to-date, our total shipment volume decreased by 12.9% to 57.8 billion units, notably due to:

•	PMI Duty Free, down by 55.9%, mainly reflecting the lower total market; and

•	Turkey, down by 17.4%, mainly reflecting the lower total market and lower market share, due primarily to adult smoker down-trading following the 2019 price increases.

South & Southeast Asia:

Financial Summary - Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2020	2019	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$889	$1,248	(28.8)%	(25.1)%	$(359)	$(46)	$(15)	$(298)	$—
Operating Income	$289	$492	(41.3)%	(38.0)%	$(203)	$(16)	$(15)	$(218)	$46

For the three months ended June 30, 2020, the effects of the COVID-19 pandemic impacted our net revenues. Net revenues, excluding unfavorable currency, decreased by 25.1%, reflecting: unfavorable volume/mix, mainly due to lower cigarette volume in Indonesia and the Philippines, partly offset by favorable mix in Indonesia; and an unfavorable pricing variance, principally in Indonesia, partly offset by the Philippines.

Operating income, excluding unfavorable currency, decreased by 38.0%, primarily reflecting: unfavorable volume/mix, due to the same factors as for net revenues noted above; and an unfavorable pricing variance; partly offset by lower marketing, administration and research costs; and lower manufacturing costs (mainly in Indonesia).

Excluding asset impairment and exit costs of $11 million in 2020 and unfavorable currency of $16 million, operating income decreased by 35.8%.

Financial Summary - Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2020	2019	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$2,140	$2,361	(9.4)%	(8.2)%	$(221)	$(27)	$144	$(338)	$—
Operating Income	$888	$932	(4.7)%	(5.0)%	$(44)	$3	$144	$(236)	$45

For the six months ended June 30, 2020, net revenues, excluding unfavorable currency, decreased by 8.2%, reflecting: unfavorable volume/mix, primarily due to lower cigarette volume in Indonesia, Pakistan and the Philippines, partly offset by favorable mix in Indonesia; partially offset by a favorable pricing variance, principally driven by the Philippines, partly offset by Indonesia.

Operating income, excluding favorable currency, decreased by 5.0%, mainly reflecting: unfavorable volume/mix, due to the same factors as for net revenues noted above; partially offset by a favorable pricing variance; lower marketing, administration and research costs; and lower manufacturing costs (notably in Indonesia).

Excluding lower asset impairment and exit costs of $9 million and favorable currency of $3 million, operating income decreased by 5.9%.

South & Southeast Asia - Total Market, PMI Shipment Volume and Market Share Commentaries

In the second quarter, the estimated total market in South & Southeast Asia decreased, notably due to:

•
Bangladesh, down by 29.9%, or by 5.3% excluding the net unfavorable impact of estimated trade inventory movements, primarily reflecting the impact of lockdown restrictions on tobacco product availability;

•	India, down by 37.6%, primarily reflecting the impact of lockdown restrictions on the movement of certain products, including tobacco;

•
Indonesia, down by 17.5%, or by 22.1% excluding the net favorable impact of estimated trade inventory movements, mainly reflecting the impact of pandemic-related measures on adult smoker average daily consumption, as well as the impact of excise tax-driven price increases;

•
Pakistan, down by 25.8%, mainly reflecting the impact of excise tax-driven price increases in June 2019 and value brand price increases in February 2020, coupled with the impact of trade supply disruption on tobacco product availability, due to lockdown measures; and

•	the Philippines, down by 24.6%, mainly reflecting the impact of the strict enforcement of nationwide quarantine, as well as industry-wide price increases in the third quarter of 2019.

For the six months year-to-date, the estimated total market in South & Southeast Asia decreased, notably due to:

•	Bangladesh, down by 5.6%, primarily reflecting the same factor as in the quarter;

•	India, down by 23.5%, mainly reflecting the same factor as in the quarter;

•	Indonesia, down by 9.5%, or by 14.8% excluding the net favorable impact of estimated trade inventory movements, primarily reflecting the same factors as in the quarter;

•	Pakistan, down by 25.6%, mainly due to the same factors as in the quarter; and

•	the Philippines, down by 17.1%, mainly reflecting the same factors as in the quarter.

PMI Shipment Volume (million units)	Second-Quarter			Six Months Year-to-Date
	2020	2019	Change	2020	2019	Change
Cigarettes	33,346	46,376	(28.1)%	70,941	87,868	(19.3)%
Heated Tobacco Units	—	—	—%	—	—	—%
Total South & Southeast Asia	33,346	46,376	(28.1)%	70,941	87,868	(19.3)%

In the second quarter, our total shipment volume decreased by 28.1% to 33.3 billion units, notably due to:

•
Indonesia, down by 27.7%, reflecting the lower total market, as well as a lower market share, mainly due to: the impact of elevated price gaps in the tier one segment (partly due to the delay in minimum price enforcement), adult smoker down-trading to the tax-advantaged 'below tier one' segment, and the disproportionate impact of stricter public mobility restrictions in urban areas, where PMI’s share is higher;

•	Pakistan, down by 39.2%, due to the lower total market and a lower market share; and

•	the Philippines, down by 25.7%, mainly reflecting the lower total market.

For the six months year-to-date, our total shipment volume decreased by 19.3% to 70.9 billion units, notably due to:

•	Indonesia, down by 18.2%, reflecting the lower total market, as well as a lower market share, mainly due to the same factors as in the quarter;

•	Pakistan, down by 37.4%, mainly due to the same factors as in the quarter; and

•	the Philippines, down by 17.7%, mainly reflecting the same factor as in the quarter.

East Asia & Australia:

Financial Summary - Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2020	2019	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$ 1,432	$ 1,521	(5.9)%	(5.1)%	$(89)	$(12)	$30	$(107)	$—
Operating Income	$ 669	$ 642	4.2%	5.9%	$27	$(11)	$30	$(85)	$93

For the three months ended June 30, 2020, the effects of the COVID-19 pandemic impacted our net revenues. Net revenues, excluding unfavorable currency, decreased by 5.1%, reflecting: unfavorable volume/mix, mainly due to lower cigarette volume (primarily in Australia and Japan) and unfavorable heated tobacco unit mix in Japan, partly offset by higher heated tobacco unit volume in Japan; partially offset by a favorable pricing variance, mainly driven by higher heated tobacco unit pricing in Japan and higher combustible pricing in Australia, partly offset by lower IQOS device pricing in Japan.

Operating income, excluding unfavorable currency, increased by 5.9%, mainly reflecting: lower manufacturing costs (notably related to Japan and Korea); lower marketing, administration and research costs (primarily in Japan); and a favorable pricing variance; partly offset by unfavorable volume/mix, due to the same factors as for net revenues noted above.

Excluding asset impairment and exit costs of $13 million in 2020 and unfavorable currency of $11 million, operating income increased by 7.9%.

Financial Summary - Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2020	2019	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$2,687	$2,842	(5.5)%	(4.7)%	$(155)	$(21)	$43	$(177)	$—
Operating Income	$1,155	$1,069	8.0%	9.4%	$86	$(15)	$43	$(96)	$154

For the six months ended June 30, 2020, net revenues, excluding unfavorable currency, decreased by 4.7%, reflecting: unfavorable volume/mix, mainly due to lower cigarette volume in Japan, unfavorable volume/mix in Australia, lower IQOS device volume in Japan and unfavorable heated tobacco unit mix in Japan, partly offset by higher heated tobacco unit volume in Japan; partially offset by a favorable pricing variance, mainly driven by higher combustible pricing in Australia and higher heated tobacco pricing in Japan, partly offset by lower IQOS device pricing in Japan.

Operating income, excluding unfavorable currency, increased by 9.4%, mainly reflecting: lower marketing, administration and research costs (notably in Japan); lower manufacturing costs (mainly related to Japan and Korea); and a favorable pricing variance; partly offset by unfavorable volume/mix, primarily due to lower cigarette volume in Japan, unfavorable volume/mix in Australia and unfavorable heated tobacco unit mix in Japan, partly offset by higher heated tobacco unit volume in Japan.

Excluding asset impairment and exit costs of $13 million in 2020 and unfavorable currency of $15 million, operating income increased by 10.7%.

East Asia & Australia - Total Market, PMI Shipment Volume and Market Share Commentaries

In the second quarter, the estimated total market in East Asia & Australia, excluding China, decreased, notably due to:

•
Japan, down by 12.7%, mainly reflecting the impact of reduced adult smoker social consumption occasions due to pandemic-related measures, as well as adult smoker out-switching from cigarettes to the cigarillo category;

partly offset by

•	Korea, up by 3.9%, notably driven by the shift of adult smokers from duty-free to domestic purchases due to the pandemic-related decline in international travel.

For the six months year-to-date, the estimated total market in East Asia & Australia, excluding China, decreased, notably due to:

•	Japan, down by 9.4%, mainly reflecting the same factors as in the quarter;
partly offset by

•	Korea, up by 3.8%, notably due the same factor as in the quarter.

PMI Shipment Volume (million units)	Second-Quarter			Six Months Year-to-Date
	2020	2019	Change	2020	2019	Change
Cigarettes	12,071	13,845	(12.8)%	24,370	25,958	(6.1)%
Heated Tobacco Units	9,076	8,428	7.7%	16,198	15,277	6.0%
Total East Asia & Australia	21,147	22,273	(5.1)%	40,568	41,235	(1.6)%

In the second quarter, our total shipment volume decreased by 5.1% to 21.1 billion units, notably in:

•	Japan, down by 6.4%, mainly due to the lower total market, partly offset by a higher market share driven by heated tobacco units.

For the six months year-to-date, our total shipment volume decreased by 1.6% to 40.6 billion units, notably in:

•	Japan, down by 1.0%, or by 3.6% excluding the net favorable impact of estimated distributor inventory movements, mainly due to the same factors as in the quarter; and

•
Korea, down by 4.6%, mainly due to a lower market share, primarily reflecting the unfavorable impact of the growth of the cigarette new taste dimension segment, in which PMI has a relatively low share, partly offset by the higher total market.

Latin America & Canada:

Financial Summary - Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2020	2019	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$368	$527	(30.2)%	(19.2)%	$(159)	$(58)	$41	$(137)	$(5)
Operating Income	$92	$161	(42.9)%	(39.1)%	$(69)	$(6)	$41	$(106)	$2
Note: Net Revenues include revenues from shipments of Platform 1 devices, heated tobacco units and accessories to Altria Group, Inc., commencing in the third quarter of 2019, for sale under license in the United States.

For the three months ended June 30, 2020, the effects of the COVID-19 pandemic impacted our net revenues. Net revenues, excluding unfavorable currency, decreased by 19.2%, mainly reflecting: unfavorable volume/mix, primarily due to lower cigarette volume in Argentina, Colombia and Mexico; partly offset by a favorable pricing variance, predominantly driven by higher combustible pricing in Mexico.

Operating income, excluding unfavorable currency, decreased by 39.1%, primarily reflecting: unfavorable volume/mix (mainly due to lower cigarette volume in Mexico); partly offset by a favorable pricing variance; and lower marketing, administration and research costs (driven by the favorable net impact of 2019 and 2020 asset impairment and exit costs).

Excluding lower asset impairment and exit costs of $19 million and unfavorable currency of $6 million , operating income decreased by 44.6%.

Financial Summary - Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2020	2019	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other(1)
(in millions)
Net Revenues	$816	$1,179	(30.8)%	(24.3)%	$(363)	$(76)	$90	$(189)	$(188)
Operating Income (Loss)	$218	$(25)	+100%	+100%	$243	$(41)	$90	$(144)	$338
(1) Cost/Other variance includes the impact of the RBH deconsolidation.
Note: Net Revenues include revenues from shipments of Platform 1 devices, heated tobacco units and accessories to Altria Group, Inc., commencing in the third quarter of 2019, for sale under license in the United States.

For the six months ended June 30, 2020, net revenues, excluding unfavorable currency, decreased by 24.3%, reflecting: unfavorable volume/mix, due to lower cigarette volume, notably in Argentina and Mexico; and the unfavorable impact of the deconsolidation of RBH shown in "Cost/Other"; partly offset by a favorable pricing variance, mainly driven by higher combustible pricing in Mexico.

Operating income, excluding unfavorable currency, increased by +100%, notably reflecting a favorable comparison, shown in "Cost/Other," of charges recorded in the first half of 2020 of $4 million, related to asset impairment and exit costs associated with organizational design optimization, to charges recorded in the first half of 2019 of $456 million, related to the loss on deconsolidation of RBH ($239 million), the Canadian tobacco litigation-related expense ($194 million), and asset impairment and exit costs ($23 million) associated with a plant closure in Colombia.

Excluding these 2020 and 2019 charges, and unfavorable currency of $41 million, operating income decreased by 39.0%, reflecting: unfavorable volume/mix, due to the same factor as for net revenues noted above; and the unfavorable impact of the deconsolidation of RBH, included in "Cost/Other"; partly offset by a favorable pricing variance.

Latin America & Canada - Total Market, PMI Shipment Volume and Market Share Commentaries

In the second quarter, the estimated total market in Latin America & Canada decreased, notably due to:

•
Argentina, down by 7.4%, mainly reflecting retail out-of-stock (particularly of PMI brands) due to temporary factory shutdowns related to the pandemic, as well as the impact of price increases, partly offset by the net favorable impact of estimated trade inventory movements;

•	Colombia, down by 25.6%, primarily reflecting reduced product availability and adult smoker average daily consumption due to lockdown measures; and

•
Mexico, down by 24.4%, or by 16.8% excluding the net unfavorable impact of estimated trade inventory movements (primarily related to July 2019 price increases), mainly due to the impact of excise tax-driven price increases in January 2020, as well as the impact of pandemic-related measures on adult smoker average daily consumption;

partly offset by

•
Brazil, up by 8.7%, mainly reflecting a lower estimated prevalence of illicit trade due to: reduced price gaps with legal products and the impact of border restrictions imposed as a result of the pandemic.

For the six months year-to-date, the estimated total market in Latin America & Canada decreased, notably due to:

•	Argentina, down by 6.3%, mainly reflecting the same factors as in the quarter;

•	Colombia, down by 15.3%, primarily due to the same factors as in the quarter; and

•	Mexico, down by 18.4%, or by 13.6% excluding the net unfavorable impact of estimated trade inventory movements, mainly due to the same factors as in the quarter;
partly offset by

•	Brazil, up by 9.5%, mainly reflecting the same factors as in the quarter.

PMI Shipment Volume (million units)	Second-Quarter			Six Months Year-to-Date
	2020	2019	Change	2020	2019	Change
Cigarettes	14,780	18,472	(20.0)%	29,843	36,052	(17.2)%
Heated Tobacco Units	94	59	59.3%	202	113	78.8%
Total Latin America & Canada	14,874	18,531	(19.7)%	30,045	36,165	(16.9)%

In the second quarter, our total shipment volume decreased by 19.7% to 14.9 billion units, notably due to:

•
Argentina, down by 15.2%, primarily reflecting the lower total market and a lower market share, mainly due to the impact of retail out-of-stock of PMI brands, as well as adult smoker down-trading to ultra-low-price brands produced by local manufacturers; and

•
Mexico, down by 32.5%, mainly due to the lower total market (partly reflecting the net unfavorable impact of estimated trade inventory movements noted above) and lower market share, primarily reflecting adult smoker down-trading and the impact of the pandemic on adult smoker consumption patterns.

For the six months year-to-date, our total shipment volume decreased by 16.9% to 30.0 billion units, or by 14.6% excluding the impact of the RBH deconsolidation, notably due to:

•	Argentina, down by 14.2%, primarily reflecting the same factors as in the quarter;

•	Canada, down by 34.3%, due to the unfavorable impact of the deconsolidation of RBH; and

•	Mexico, down by 25.0%, mainly due the same factors as in the quarter.

Financial Review

Cash Flow Highlights

	For the Six Months Ended June 30,
(in millions)	2020	2019
Net cash provided by operating activities	$3,036	$4,683
Net cash used in investing activities	(134)	(1,749)
Net cash used in financing activities	(5,503)	(5,555)

Net Cash Provided by Operating Activities

During the first six months of 2020, net cash provided by operating activities decreased by $1.6 billion compared with the first first six months of 2019. Excluding unfavorable currency movements of $248 million, net cash provided by operating activities decreased by $1.4 billion, due primarily to higher working capital requirements of $1.5 billion.

The higher working capital requirements were primarily due to COVID-19 pandemic related build-up of inventory levels across our supply chain, as well as the timing of excise tax-paid inventory movements and excise tax payments, partially offset by less cash used for accounts receivable, due to the timing of sales and cash collections.

Net Cash Used in Investing Activities

During the first six months of 2020, net cash used in investing activities decreased by $1.6 billion compared with the first six months of 2019. This decrease in net cash used in investing activities was primarily due to the reduction of cash in 2019 resulting from the deconsolidation of RBH and lower capital expenditures. For further details on the deconsolidation of RBH, see Note 19. Deconsolidation of RBH.

During the first six months of 2020, capital expenditures decreased by $192 million compared with the first six months of 2019. The 2020 and 2019 capital expenditures were primarily related to our ongoing investments in RRPs. We expect total capital expenditures in 2020 to be approximately $0.7 billion, compared to approximately $0.8 billion disclosed previously.

Net Cash Used in Financing Activities

During the first six months of 2020, net cash used in financing activities decreased by $52 million compared with the first six months of 2019. The change was due primarily to higher proceeds from long-term U.S. dollar debt issuances ($2.3 billion in 2020 compared with $1.6 billion in 2019) and lower repayments on short-term borrowings, partially offset by higher long-term debt repayments ($3.6 billion in 2020 compared with $3.0 billion in 2019).

Debt and Liquidity

We define cash and cash equivalents as short-term, highly liquid investments, readily convertible to known amounts of cash that mature within a maximum of three months and have an insignificant risk of change in value due to interest rate or credit risk changes. As a policy, we do not hold any investments in structured or equity-linked products. Our cash and cash equivalents are predominantly held in demand deposits with institutions that have investment-grade long-term credit rating. As part of our cash management strategy and in order to manage counterparty exposure, we also enter into reverse repurchase agreements. Such agreements are collateralized with government or corporate securities held by a custodial bank and, at maturity, cash is paid back to PMI, and the collateral is returned to the bank. For the six months ended June 30, 2020 and the full-year 2019, the activities for such reverse repurchase agreements were not material.

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

Credit Ratings – The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. At June 30, 2020, our credit ratings and outlook by major credit rating agencies were as follows:

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

At June 30, 2020, our committed credit facilities were as follows:

(in billions)
Type	Committed Credit Facilities
364-day revolving credit, expiring February 2, 2021	$2.0
Multi-year revolving credit, expiring October 1, 2022	3.5
Multi-year revolving credit, expiring February 10, 2025	2.0
Total facilities	$7.5

At June 30, 2020, there were no borrowings under the committed credit facilities, and the entire committed amounts were available for borrowing.

All banks participating in our committed credit facilities have an investment-grade long-term credit rating from the credit rating agencies. We continuously monitor the credit quality of our banking group, and at this time we are not aware of any potential non-performing credit provider.

These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require us to post collateral. The $3.5 billion multi-year revolving credit facility in the table above requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“consolidated EBITDA”) to consolidated interest expense of not less than 3.5 to 1.0 on a rolling four-quarter basis. At June 30, 2020, our ratio calculated in accordance with the agreements was 11.8 to 1.0. We expect to continue to meet our covenants. The terms “consolidated EBITDA” and “consolidated interest expense,” both of which include certain adjustments, are defined in the facility agreement previously filed with the U.S. Securities and Exchange Commission.
In addition to the committed credit facilities discussed above, certain of our subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $2.6 billion at June 30, 2020 and $2.7 billion at December 31, 2019, are for the sole use of our subsidiaries. Borrowings under these arrangements and other bank loans amounted to $236 million at June 30, 2020, and $338 million at December 31, 2019.

Commercial Paper Program – We continue to have access to liquidity in the commercial paper market through programs in place in the U.S. and in Europe having an aggregate issuance capacity of $8.0 billion. At June 30, 2020, we had commercial paper outstanding of $45 million. At December 31, 2019, we had no commercial paper outstanding. The average commercial paper balance outstanding during the first six months of 2020 was $2.0 billion. The average commercial paper balance outstanding during 2019 was $2.3 billion.

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

Our operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of June 30, 2020, and June 30, 2019 were $0.6 billion and $0.6 billion, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows.

For further details, see Note 15. Sale of Accounts Receivable to our condensed consolidated financial statements.

Debt – Our total debt was $29.6 billion at June 30, 2020 and $31.0 billion at December 31, 2019.

On February 11, 2020, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.

Our debt issuances in the first six months of 2020 were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity

U.S. dollar notes	(a)	$750	1.125%	May 2020	May 2023
U.S. dollar notes	(a)	$750	1.500%	May 2020	May 2025
U.S. dollar notes	(a)	$750	2.100%	May 2020	May 2030
(a) Interest on these notes is payable semi-annually in arrears beginning in November 2020.

Guarantees – At June 30, 2020, we were contingently liable for guarantees of our own performance, of which $0.3 billion were related to our obligations under indemnity agreements to enable appeals of customs assessments against our distributors.

Additionally, we have other guarantees of our own performance, which are primarily related to excise taxes on the shipment of our products. There is no liability in the condensed consolidated financial statements associated with these guarantees. These guarantees have not had, and are not expected to have, a significant impact on PMI’s liquidity.

Equity and Dividends

We discuss our stock awards as of June 30, 2020 in Note 2. Stock Plans to our condensed consolidated financial statements.

During 2019, we did not repurchase any shares under a share repurchase program, and we do not presently intend to repurchase shares of our common stock in 2020.
Dividends paid in the first six months of 2020 were $3.7 billion. During the third quarter of 2019, our Board of Directors approved a 2.6% increase in the quarterly dividend to $1.17 per common share. As a result, the present annualized dividend rate is $4.68 per common share.

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
Currently, significant risks include our diminished ability to convert adult smokers to our RRPs, significant volume declines in our duty-free business and certain other key markets, disruptions or delays in our manufacturing and supply chain, increased currency volatility, and delays in certain cost saving, transformation and restructuring initiatives. Our business could also be adversely impacted if key personnel or a significant number of employees or business partners become unavailable due to the COVID-19 outbreak. The significant adverse impact of COVID-19 on the economic or political conditions in markets in which we operate could result in changes to the preferences of our adult consumers and lower demand for our products, particularly for our mid-price or premium-price brands. Continuation of the pandemic could disrupt our access to the credit markets or increase our borrowing costs. Governments may temporarily be unable to focus on the development of science-based regulatory frameworks for the development and commercialization of RRPs or on the enforcement or implementation of regulations that are significant to our business. In addition, messaging about the potential negative impacts of the use of our products on COVID-19 risks may lead to increasingly restrictive regulatory measures on the sale and use of our products, negatively impact demand for our products, the willingness of adult consumers to switch to our RRPs and our efforts to advocate for the development of science-based regulatory frameworks for the development and commercialization of RRPs.
The impact of these risks also depends on factors beyond our knowledge or control, including the duration and severity of the outbreak, its recurrence in our key markets, actions taken to contain its spread and to mitigate its public health effects, and the ultimate economic consequences thereof.
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

Our key strategic priorities are: to develop and commercialize products that present less risk of harm to adult smokers who switch to those products versus continued smoking; and to convince current adult smokers who would otherwise continue to smoke to switch to those RRPs. For our efforts to be successful, we must: develop RRPs that such adult smokers find acceptable alternatives to smoking; conduct rigorous scientific studies to substantiate that they reduce exposure to harmful and potentially harmful constituents in smoke and, ultimately, that these products present, are likely to present, or have the potential to present less risk of harm to adult smokers who switch to them versus continued smoking; and effectively advocate for the development of science-based regulatory frameworks for the development and commercialization of RRPs, including communication of scientifically substantiated information to enable adult smokers to make better consumer choices. We might not succeed in our efforts. If we do not succeed, but others do, or if heat-not-burn products are inequitably regulated compared to other RRP categories without regard to the totality of the scientific evidence available for such products, we may be at a competitive disadvantage. In addition, actions of some market entrants, such as the inappropriate marketing of e-vapor products to youth, as well as alleged health consequences associated with the use of certain e-vapor products, may unfavorably impact public opinion and/or mischaracterize all e-vapor products or other RRPs to consumers, regulators and policy makers without regard to the totality of scientific evidence for specific products. This may impede our efforts to advocate for the development of science-based regulatory frameworks for the development and commercialization of RRPs. We cannot predict whether regulators will permit the sale and/or marketing of RRPs with scientifically substantiated risk-reduction claims. Such restrictions could limit the success of our RRPs. Moreover, the FDA’s premarket tobacco product and modified risk tobacco product authorizations of a version of our Platform 1 product are subject to strict marketing, reporting and other requirements and is not a guarantee that the product will remain authorized, particularly if there is a significant uptake in youth or non-smoker initiation.
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
Our intellectual property rights are valuable assets, and their protection is important to our business.  If the steps we take to protect our intellectual property rights globally, including through a combination of trademark, design, patent and other intellectual property rights, are inadequate, or if others infringe or misappropriate our intellectual property rights, notwithstanding legal protection, our business could suffer. Intellectual property rights of third parties may limit our ability to introduce new products or improve the quality of existing products in one or more markets. Competitors or other third parties may claim that we infringe their intellectual property rights. Any such claims, regardless of merit, could divert management’s attention, be costly, disruptive, time-consuming and unpredictable and expose us to litigation costs and damages, and impede our ability to manufacture and sell new products or improve existing products. If, as a result, we are unable to manufacture or sell our RRPs or improve their quality in one or more markets, our ability to convert adult smokers to our RRPs in such markets would be adversely affected. See Note 8. Contingencies— Other Litigation to our condensed consolidated financial statements for a description of certain intellectual property proceedings.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity for each of the three months in the quarter ended June 30, 2020 was as follows:

Period	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2020 – April 30, 2020 (1)	—		$—	—	$—
May 1, 2020 – May 31, 2020 (1)	—		$—	—	$—
June 1, 2020 – June 30, 2020 (1)	—		$—	—	$—
Pursuant to Publicly Announced Plans or Programs	—		$—
April 1, 2020 – April 30, 2020 (2)	4,667		$74.29
May 1, 2020 – May 31, 2020 (2)	836		$74.47
June 1, 2020 – June 30, 2020 (2)	3,360	2,342	$70.43
For the Quarter Ended June 30, 2020	8,863		$72.84

(1)	During this reporting period, we did not have an authorized share repurchase program.

(2)	Shares repurchased represent shares tendered to us by employees who vested in restricted and performance share unit awards and used shares to pay all, or a portion of, the related taxes.

Item 6.	Exhibits.

10.1	Early Retirement Agreement and Release with Miroslaw Zielinski, effective April 30, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 1, 2020).

10.2	Employment Agreement with Martin G. King, effective June 1, 2020.

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

/s/ EMMANUEL BABEAU

Emmanuel Babeau
Chief Financial Officer

July 29, 2020