Form 10-Q
period 2020-09-30
Philip Morris International Inc.
filed 2020-10-27
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At October 22, 2020, there were 1,557,315,937 shares outstanding of the registrant’s common stock, no par value per share.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Revenues including excise taxes	$56,516	$58,072
Excise taxes on products	35,266	35,980
Net revenues	21,250	22,092
Cost of sales	6,997	7,735
Gross profit	14,253	14,357
Marketing, administration and research costs (Notes 8, 18 & 19)	5,435	6,282
Amortization of intangibles	55	50
Operating income	8,763	8,025
Interest expense, net	454	434
Pension and other employee benefit costs (Note 3)	68	61
Earnings before income taxes	8,241	7,530
Provision for income taxes	1,764	1,670
Equity investments and securities (income)/loss, net	4	(86)
Net earnings	$6,473	$5,946
Net earnings attributable to noncontrolling interests	393	377
Net earnings attributable to PMI	$6,080	$5,569
Per share data (Note 6):
Basic earnings per share	$3.90	$3.57
Diluted earnings per share	$3.90	$3.57

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended September 30,
	2020	2019
Revenues including excise taxes	$20,444	$20,380
Excise taxes on products	12,998	12,738
Net revenues	7,446	7,642
Cost of sales	2,416	2,605
Gross profit	5,030	5,037
Marketing, administration and research costs (Notes 8 & 18)	1,769	2,234
Amortization of intangibles	18	15
Operating income	3,243	2,788
Interest expense, net	163	132
Pension and other employee benefit costs (Note 3)	23	20
Earnings before income taxes	3,057	2,636
Provision for income taxes	640	635
Equity investments and securities (income)/loss, net	(20)	(45)
Net earnings	2,437	2,046
Net earnings attributable to noncontrolling interests	130	150
Net earnings attributable to PMI	$2,307	$1,896
Per share data (Note 6):
Basic earnings per share	$1.48	$1.22
Diluted earnings per share	$1.48	$1.22

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Net earnings	$6,473	$5,946
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $38 in 2020 and $(230) in 2019	(1,373)	363
(Gains)/losses transferred to earnings - deconsolidation of RBH, net of income taxes of $0 in 2020 and 2019 (Note 19)	—	502
Change in net loss and prior service cost:
Net gains (losses) and prior service costs, net of income taxes of $0 in 2020 and $133 in 2019	—	133
Amortization of net losses, prior service costs and net transition costs, net of income taxes of $(49) in 2020 and $(43) in 2019	223	180
(Gains)/losses transferred to earnings - deconsolidation of RBH, net of income taxes of $0 in 2020 and $(15) in 2019 (Note 19)	—	27
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $8 in 2020 and $5 in 2019	(37)	(34)
(Gains) losses transferred to earnings, net of income taxes of $1 in 2020 and $3 in 2019	(17)	(12)
Total other comprehensive earnings (losses)	(1,204)	1,159
Total comprehensive earnings	5,269	7,105
Less comprehensive earnings attributable to:
Noncontrolling interests	393	391
Comprehensive earnings attributable to PMI	$4,876	$6,714

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended September 30,
	2020	2019
Net earnings	$2,437	$2,046
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $78 in 2020 and $(163) in 2019	(588)	12
Change in net loss and prior service cost:
Net gains (losses) and prior service costs, net of income taxes of $0 in 2020 and $(2) in 2019	—	(2)
Amortization of net losses, prior service costs and net transition costs, net of income taxes of $(15) in 2020 and $(13) in 2019	74	61
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $7 in 2020 and $2 in 2019	(31)	(14)
(Gains) losses transferred to earnings, net of income taxes of $(1) in 2020 and $0 in 2019	(2)	13
Total other comprehensive earnings (losses)	(547)	70
Total comprehensive earnings	1,890	2,116
Less comprehensive earnings attributable to:
Noncontrolling interests	141	135
Comprehensive earnings attributable to PMI	$1,749	$1,981

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$4,821	$6,861
Trade receivables (less allowances of $21 in 2020 and $20 in 2019)	3,080	3,080
Other receivables	632	637
Inventories:
Leaf tobacco	1,996	2,052
Other raw materials	1,757	1,596
Finished product	4,407	5,587
	8,160	9,235
Other current assets	760	701
Total current assets	17,453	20,514
Property, plant and equipment, at cost	14,293	14,446
Less: accumulated depreciation	8,159	7,815
	6,134	6,631
Goodwill (Note 4)	5,647	5,858
Other intangible assets, net (Note 4)	1,926	2,113
Investments in unconsolidated subsidiaries and equity securities (Notes 11&14)	4,579	4,635
Deferred income taxes	1,225	1,153
Other assets	2,165	1,971
TOTAL ASSETS	$39,129	$42,875

See notes to condensed consolidated financial statements.
Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share data)
(Unaudited)

	September 30, 2020	December 31, 2019
LIABILITIES
Short-term borrowings (Note 10)	$152	$338
Current portion of long-term debt (Note 10)	1,992	4,051
Accounts payable	2,155	2,299
Accrued liabilities:
Marketing and selling	752	666
Taxes, except income taxes	4,870	5,837
Employment costs	981	1,042
Dividends payable	1,879	1,831
Other	1,897	1,973
Income taxes	847	796
Total current liabilities	15,525	18,833
Long-term debt (Note 10)	27,346	26,656
Deferred income taxes	661	908
Employment costs	3,589	3,634
Income taxes and other liabilities	2,253	2,443
Total liabilities	49,374	52,474
Contingencies (Note 8)
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2020 and 2019)	—	—
Additional paid-in capital	2,071	2,019
Earnings reinvested in the business	31,537	30,987
Accumulated other comprehensive losses	(10,567)	(9,363)
	23,041	23,643
Less: cost of repurchased stock (552,016,777 and 553,421,668 shares in 2020 and 2019, respectively)	35,133	35,220
Total PMI stockholders’ deficit	(12,092)	(11,577)
Noncontrolling interests	1,847	1,978
Total stockholders’ deficit	(10,245)	(9,599)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$39,129	$42,875

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$6,473	$5,946

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	709	709
Deferred income tax (benefit) provision	(187)	(124)
Asset impairment and exit costs, net of cash paid (Note 18)	(44)	42
Cash effects of changes in:
Receivables, net	(141)	(506)
Inventories	823	(64)
Accounts payable	(22)	(31)
Accrued liabilities and other current assets	(1,026)	292
Income taxes	(181)	(6)
Pension plan contributions	(62)	(89)
Other	308	597	(1)
Net cash provided by operating activities	6,650	6,766

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(462)	(696)
Investments in unconsolidated subsidiaries and equity securities	(3)	(31)
Deconsolidation of RBH (Note 19)	—	(1,346)	(2)
Net investment hedges	(138)	429
Other	35	17
Net cash used in investing activities	(568)	(1,627)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Short-term borrowing activity by original maturity:
Net issuances (repayments) - maturities of 90 days or less	$(159)	$(340)
Issuances - maturities longer than 90 days	45	989
Repayments - maturities longer than 90 days	(45)	(989)
Long-term debt proceeds	2,230	3,819
Long-term debt repaid	(3,999)	(2,971)
Dividends paid	(5,485)	(5,336)
Sale (purchase) of subsidiary shares to/(from) noncontrolling interests	3	47
Other	(621)	(321)
Net cash used in financing activities	(8,031)	(5,102)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(89)	(146)

Cash, cash equivalents and restricted cash(3):
Increase (Decrease)	(2,038)	(109)
Balance at beginning of period	6,865	6,620
Balance at end of period	$4,827	$6,511

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

(3) The amounts for cash and cash equivalents shown above include restricted cash of $6 million and $4 million as of September 30, 2020 and 2019, respectively, and $4 million and $27 million as of December 31, 2019, and 2018, respectively, which were included in other current assets in the condensed consolidated balance sheets.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Nine Months Ended September 30, 2020 and 2019
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, January 1, 2019	$—	$1,939	$31,014	$(10,111)	$(35,301)	$1,720	$(10,739)
Net earnings			5,569			377	5,946
Other comprehensive earnings (losses), net of income taxes				616		14	630
Issuance of stock awards		44			79		123
Dividends declared ($3.45 per share)			(5,386)				(5,386)
Payments to noncontrolling interests						(305)	(305)
Deconsolidation of RBH (Note 19)				529			529
Other		(2)				49	47
Balances, September 30, 2019	$—	$1,981	$31,197	$(8,966)	$(35,222)	$1,855	$(9,155)
Balances, January 1, 2020	$—	$2,019	$30,987	$(9,363)	$(35,220)	$1,978	$(9,599)
Net earnings			6,080			393	6,473
Other comprehensive earnings (losses), net of income taxes				(1,204)		—	(1,204)
Issuance of stock awards		35			87		122
Dividends declared ($3.54 per share)			(5,530)				(5,530)
Payments to noncontrolling interests						(510)	(510)
Other		17		—		(14)	3
Balances, September 30, 2020	$—	$2,071	$31,537	$(10,567)	$(35,133)	$1,847	$(10,245)

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Three Months Ended September 30, 2020 and 2019
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, July 1, 2019	$—	$1,948	$31,128	$(9,051)	$(35,224)	$1,790	$(9,409)
Net earnings			1,896			150	2,046
Other comprehensive earnings (losses), net of income taxes				85		(15)	70
Issuance of stock awards		35			2		37
Dividends declared ($1.17 per share)			(1,827)				(1,827)
Payments to noncontrolling interests						(74)	(74)
Other		(2)				4	2
Balances, September 30, 2019	$—	$1,981	$31,197	$(8,966)	$(35,222)	$1,855	$(9,155)
Balances, July 1, 2020	$—	$2,044	$31,103	$(10,009)	$(35,135)	$1,877	$(10,120)
Net earnings			2,307			130	2,437
Other comprehensive earnings (losses), net of income taxes				(558)		11	(547)
Issuance of stock awards		26			2		28
Dividends declared ($1.20 per share)			(1,873)				(1,873)
Payments to noncontrolling interests						(171)	(171)
Other		1					1
Balances, September 30, 2020	$—	$2,071	$31,537	$(10,567)	$(35,133)	$1,847	$(10,245)

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

PMI has analyzed the impact of the Coronavirus pandemic ("COVID-19") on its financial statements as of September 30, 2020. PMI has determined that the changes to its significant judgments and estimates did not have a material impact with respect to goodwill, intangible assets, long-lived assets or its hedge accounting activities.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 2. Stock Plans:

In May 2017, PMI’s shareholders approved the Philip Morris International Inc. 2017 Performance Incentive Plan (the “2017 Plan”). Under the 2017 Plan, PMI may grant to eligible employees restricted shares and restricted share units, performance-based cash incentive awards and performance-based equity awards. Up to 25 million shares of PMI’s common stock may be issued under the 2017 Plan. At September 30, 2020, shares available for grant under the 2017 Plan were 17,277,020.

In May 2017, PMI’s shareholders also approved the Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors (the “2017 Non-Employee Directors Plan”). A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the 2017 Non-Employee Directors Plan. At September 30, 2020, shares available for grant under the plan were 934,372.

Restricted share unit (RSU) awards

During the nine months ended September 30, 2020 and 2019, shares granted to eligible employees and the weighted-average grant date fair value per share related to RSU awards were as follows:

	Number of Shares Granted	Weighted-Average Grant Date Fair Value Per RSU Award Granted
2020	1,712,750	$ 85.81
2019	1,717,230	$ 77.25

Compensation expense related to RSU awards was as follows:

Compensation Expense Related to RSU Awards
(in millions)	For the Nine Months Ended September 30,	For the Three Months Ended September 30,
2020	$ 98	$ 30
2019	$ 91	$ 27

As of September 30, 2020, PMI had $164 million of total unrecognized compensation cost related to non-vested RSU awards. The cost is recognized over the original restriction period of the awards, which is typically three years after the date of the award, or upon death, disability or reaching the age of 58.

During the nine months ended September 30, 2020, 1,128,308 RSU awards vested. The grant date fair value of all the vested awards was approximately $110 million. The total fair value of RSU awards that vested during the nine months ended September 30, 2020 was approximately $97 million.

Performance share unit (PSU) awards

During the nine months ended September 30, 2020 and 2019, PMI granted PSU awards to certain executives. The PSU awards require the achievement of certain performance factors, which are predetermined at the time of grant, typically over a three-year performance cycle. The performance metrics for such PSU's granted during the nine months ended September 30, 2020 consisted of PMI's Total Shareholder Return ("TSR") relative to a predetermined peer group and on an absolute basis (40% weight), PMI’s currency-neutral compound annual adjusted diluted earnings per share growth rate (30% weight), and PMI’s performance against specific measures of PMI’s transformation, defined as net revenues from PMI's RRPs and any other non-combustible products as a percentage of PMI's total net revenues in the last year of the performance cycle (30% weight). The performance metrics for such PSUs granted during the nine months ended September 30, 2019 consisted of PMI’s TSR relative to a predetermined peer group and on an absolute basis (50% weight), PMI’s currency-neutral compound annual adjusted operating income growth rate, excluding acquisitions (30% weight), and PMI’s performance against specific measures of PMI’s transformation (20% weight).

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

During the nine months ended September 30, 2020 and 2019, shares granted to eligible employees and the grant date fair value per share related to PSU awards were as follows:

	Number of Shares Granted	PSU Grant Date Fair Value Subject to Other Performance Factors Per Share	PSU Grant Date Fair Value Subject to TSR Performance Factor Per Share
2020	671,220	$ 86.04	$ 80.36
2019	647,700	$ 77.23	$ 83.59

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
(b) Determined using the observed historical volatility.

Compensation expense related to PSU awards was as follows:

Compensation Expense Related to PSU Awards
(in millions)	For the Nine Months Ended September 30,	For the Three Months Ended September 30,
2020	$ 30	($ 2)
2019	$ 43	$ 10

As of September 30, 2020, PMI had $47 million of total unrecognized compensation cost related to non-vested PSU awards. The cost is recognized over the performance cycle of the awards, or upon death, disability or reaching the age of 58.

During the nine months ended September 30, 2020, 343,806 PSU awards vested. The grant date fair value of all the vested awards was approximately $35 million. The total fair value of PSU awards that vested during the nine months ended September 30, 2020 was approximately $30 million.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Pension and other employee benefit costs per the condensed consolidated statements of earnings consisted of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2020	2019	2020	2019
Net pension costs (income)	$(13)	$(16)	$(5)	$(6)
Net postemployment costs	75	72	26	25
Net postretirement costs	6	5	2	1
Total pension and other employee benefit costs	$68	$61	$23	$20

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	Pension (1)
	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2020	2019	2020	2019
Service cost	$198	$161	$68	$54
Interest cost	54	89	19	29
Expected return on plan assets	(265)	(247)	(92)	(82)
Amortization:
Net loss	197	142	68	47
Prior service cost	1	—	—	—
Net periodic pension cost	$185	$145	$63	$48
(1) Primarily non-U.S. based defined benefit retirement plans.

Employer Contributions
PMI makes, and plans to make, contributions, to the extent that they are tax deductible and to meet specific funding requirements of its funded pension plans. Employer contributions of $62 million were made to the pension plans during the nine months ended September 30, 2020. Currently, PMI anticipates making additional contributions during the remainder of 2020 of approximately $49 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest and currency rates.

Note 4. Goodwill and Other Intangible Assets, net:

The movements in goodwill were as follows:

(in millions)	European Union	Eastern Europe	Middle East & Africa	South & Southeast Asia	East Asia & Australia	Latin America & Canada	Total
Balances, December 31, 2019	$1,338	$300	$89	$2,898	$551	$682	$5,858
Changes due to:
Currency	18	3	(15)	(116)	(13)	(88)	(211)
Balances, September 30, 2020	$1,356	$303	$74	$2,782	$538	$594	$5,647

At September 30, 2020, goodwill primarily reflects PMI’s acquisitions in Colombia, Greece, Indonesia, Mexico, Pakistan and Serbia, as well as the business combination in the Philippines.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Details of other intangible assets were as follows:

		September 30, 2020			December 31, 2019
(in millions)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizable intangible assets		$1,199		$1,199	$1,319		$1,319
Amortizable intangible assets:
Trademarks	13 years	1,197	$562	635	1,217	$526	691
Distribution networks	8 years	109	73	36	113	72	41
Other*	8 years	104	48	56	106	44	62
Total other intangible assets		$2,609	$683	$1,926	$2,755	$642	$2,113
* Primarily includes intellectual property rights

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia and Mexico. The decrease since December 31, 2019 was due to currency movements of ($120 million).

The decrease in the gross carrying amount of amortizable intangible assets from December 31, 2019, was mainly due to currency movements of ($27 million).

The change in the accumulated amortization from December 31, 2019, was mainly due to the 2020 amortization of $55 million, partially offset by currency movements of ($14 million).

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
PMI uses deliverable and non-deliverable forward foreign exchange contracts, foreign currency swaps and foreign currency options, collectively referred to as foreign exchange contracts ("foreign exchange contracts"), and interest rate contracts to mitigate its exposure to changes in exchange and interest rates from third-party and intercompany actual and forecasted transactions. Both foreign exchange contracts and interest rate contracts are collectively referred to as derivative contracts ("derivative contracts"). The primary currencies to which PMI is exposed include the Euro, Indonesian rupiah, Japanese yen, Mexican peso, Philippine peso, Russian ruble and Swiss franc. At September 30, 2020, PMI had contracts with aggregate notional amounts of $24.1 billion of which $5.8 billion related to cash flow hedges, $8.3 billion related to hedges of net investments in foreign operations and $10.0 billion related to other derivatives that primarily offset currency exposures on intercompany financing.

The fair value of PMI’s derivative contracts included in the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, were as follows:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
		At	At		At	At
(in millions)	Balance Sheet Classification	September 30, 2020	December 31, 2019	Balance Sheet Classification	September 30, 2020	December 31, 2019
Derivative contracts designated as hedging instruments	Other current assets	$164	$319	Other accrued liabilities	$89	$23
	Other assets	35	21	Income taxes and other liabilities	351	301
Derivative contracts not designated as hedging instruments	Other current assets	55	50	Other accrued liabilities	90	70
	Other assets	—	—	Income taxes and other liabilities	35	25
Total derivatives		$254	$390		$565	$419

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
For the nine months and three months ended September 30, 2020 and 2019, PMI's cash flow and net investment hedging instruments impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Nine Months Ended September 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings
	2020	2019		2020	2019
Derivatives in Cash Flow Hedging Relationship
Derivative contracts	$(45)	$(39)
			Net revenues	$4	$22
			Cost of sales	7	—
			Marketing, administration and research costs	15	(3)
			Interest expense, net	(8)	(4)
Derivatives in Net Investment Hedging Relationship
Derivative contracts	(52)	564
Total	$(97)	$525		$18	$15

(pre-tax, in millions)	For the Three Months Ended September 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings
	2020	2019		2020	2019
Derivatives in Cash Flow Hedging Relationship
Derivative contracts	$(38)	$(16)
			Net revenues	$—	$(7)
			Cost of sales	—	—
			Marketing, administration and research costs	4	(4)
			Interest expense, net	(3)	(2)
Derivatives in Net Investment Hedging Relationship
Derivative contracts	(321)	419
Total	$(359)	$403		$1	$(13)

Cash Flow Hedges

PMI has entered into derivative contracts to hedge the foreign currency exchange and interest rate risks related to certain forecasted transactions. Gains and losses associated with qualifying cash flow hedge contracts are deferred as components of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. As of September 30, 2020, PMI has hedged forecasted transactions for periods not exceeding the next twenty-one months with the exception of one derivative contract that expires in May 2024. The impact of these hedges is primarily included in operating cash flows on PMI’s condensed consolidated statements of cash flows.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Hedges of Net Investments in Foreign Operations

PMI designates certain foreign currency denominated debt and derivative contracts as net investment hedges, primarily of its Euro net assets. For the nine months ended September 30, 2020 and 2019, these hedges of net investments resulted in gains (losses), net of income taxes, of $(276) million and $771 million, respectively, principally related to changes in the exchange and interest rates between the Euro and U.S. dollar. For the three months ended September 30, 2020 and 2019, these hedges of net investments resulted in gains (losses), net of income taxes, of $(402) million and $598 million, respectively, principally related to changes in the exchange and interest rates between the Euro and U.S. dollar. These gains (losses) were reported as a component of accumulated other comprehensive losses within currency translation adjustments. Gains (losses) attributable to changes in foreign currency exchange rates substantially offset the losses and gains generated on the underlying assets. For the nine months ended September 30, 2020 and 2019, the gains for amounts excluded from the effectiveness testing recognized in earnings were $150 million and $171 million, respectively. For the three months ended September 30, 2020 and 2019, the gains for amounts excluded from the effectiveness testing recognized in earnings were $46 million and $54 million, respectively. These gains were accounted for in interest expense, net, on the condensed consolidated statement of earnings. The premiums paid for, and settlements of, net investment hedges are included in investing cash flows on PMI’s condensed consolidated statements of cash flows.

Other Derivatives

PMI has entered into derivative contracts to hedge the foreign currency exchange and interest rate risks related to intercompany loans between certain subsidiaries, and third-party loans. While effective as economic hedges, no hedge accounting is applied for these contracts; therefore, the unrealized gains (losses) relating to these contracts are reported in marketing, administration and research costs in PMI’s condensed consolidated statements of earnings. For the nine months ended September 30, 2020 and 2019, the gains (losses) from contracts for which PMI did not apply hedge accounting were $(105) million and $25 million, respectively. For the three months ended September 30, 2020 and 2019, the gains (losses) from contracts for which PMI did not apply hedge accounting were $(79) million and $86 million, respectively. The gains (losses) from these contracts attributable to changes in foreign currency exchange rates substantially offset the losses and gains generated by the underlying intercompany and third-party loans being hedged.

For the nine months and three months ended September 30, 2020 and 2019, these items impacted the condensed consolidated statement of earnings as follows:

(pre-tax, in millions)
Derivatives not Designated as Hedging Instruments	Statement of Earnings Classification of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Earnings
		For the Nine Months Ended September 30,		For the Three Months Ended September 30,
		2020	2019	2020	2019
Derivative contracts
	Interest expense, net	$59	$79	$11	$31
Total		$59	$79	$11	$31

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses

Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2020	2019	2020	2019
Gain/(loss) at beginning of period,	$3	$35	$(18)	$(10)
Derivative (gains)/losses transferred to earnings	(17)	(12)	(2)	13
Change in fair value	(37)	(34)	(31)	(14)
Gain/(loss) as of September 30,	$(51)	$(11)	$(51)	$(11)
At September 30, 2020, PMI expects $12 million of derivative losses that are included in accumulated other comprehensive losses to be reclassified to the condensed consolidated statement of earnings within the next 12 months. These losses are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.
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
Fair Value
See Note 11. Fair Value Measurements and Note 13. Balance Sheet Offsetting for additional discussion of derivative financial instruments.

Note 6. Earnings Per Share:
Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2020	2019	2020	2019
Net earnings attributable to PMI	$6,080	$5,569	$2,307	$1,896
Less distributed and undistributed earnings attributable to share-based payment awards	15	13	5	5
Net earnings for basic and diluted EPS	$6,065	$5,556	$2,302	$1,891
Weighted-average shares for basic EPS	1,557	1,556	1,558	1,556
Plus contingently issuable performance stock units (PSUs)	—	—	—	—
Weighted-average shares for diluted EPS	1,557	1,556	1,558	1,556

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

Segment data were as follows:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2020	2019	2020	2019
Net revenues:
European Union	$7,960	$7,381	$2,950	$2,645
Eastern Europe	2,470	2,300	899	899
Middle East & Africa	2,348	3,058	768	1,127
South & Southeast Asia	3,211	3,607	1,071	1,246
East Asia & Australia	4,045	4,094	1,358	1,252
Latin America & Canada (1)	1,216	1,652	400	473
Net revenues	$21,250	$22,092	$7,446	$7,642
Operating income (loss):
European Union	$3,924	$3,346	$1,588	$1,255
Eastern Europe	610	284	245	(101)
Middle East & Africa	819	1,304	261	519
South & Southeast Asia	1,290	1,471	402	539
East Asia & Australia	1,792	1,520	637	451
Latin America & Canada (1)	328	100	110	125
Operating income	$8,763	$8,025	$3,243	$2,788
(1) As of March 22, 2019, PMI deconsolidated the financial results of its Canadian subsidiary, Rothmans, Benson & Hedges Inc. ("RBH") from PMI's financial statements. For further details, see Note 19. Deconsolidation of RBH.

Items affecting the comparability of results from operations were as follows:

•Russia excise and VAT audit charge - See Note 8. Contingencies for details of the $374 million pre-tax charge included in the Eastern Europe segment for the nine months and three months ended September 30, 2019.
•Canadian tobacco litigation-related expense - See Note 8. Contingencies and Note 19. Deconsolidation of RBH for details of the $194 million pre-tax charge included in the Latin America & Canada segment for the nine months ended September 30, 2019.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
•Loss on deconsolidation of RBH - See Note 19. Deconsolidation of RBH for details of the $239 million loss included in the Latin America & Canada segment for the nine months ended September 30, 2019.
•Asset impairment and exit costs - See Note 18. Asset Impairment and Exit Costs for a breakdown of these costs by segment for the nine months and three months ended September 30, 2020 and 2019.

PMI's net revenues by product category were as follows:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2020	2019	2020	2019
Net revenues:
Combustible products:
European Union	$6,099	$6,139	$2,244	$2,178
Eastern Europe	1,681	1,774	636	664
Middle East & Africa	2,296	2,810	768	1,064
South & Southeast Asia	3,211	3,607	1,071	1,246
East Asia & Australia	1,876	2,074	605	680
Latin America & Canada	1,196	1,634	393	466
Total combustible products	$16,360	$18,039	$5,716	$6,298
Reduced-risk products:
European Union	$1,861	$1,242	$706	$467
Eastern Europe	789	526	263	235
Middle East & Africa	52	248	—	63
South & Southeast Asia	—	—	—	—
East Asia & Australia	2,169	2,020	753	572
Latin America & Canada	20	18	7	7
Total reduced-risk products	$4,890	$4,053	$1,730	$1,344

Total PMI net revenues	$21,250	$22,092	$7,446	$7,642
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
CCAA Proceedings and Stay of Tobacco-Related Cases Pending in Canada
As a result of the Court of Appeal of Quebec’s decision in both the Létourneau and Blais cases described below, our subsidiary, Rothmans, Benson & Hedges Inc. (“RBH”), and the other defendants, JTI Macdonald Corp., and Imperial Tobacco Canada Limited, sought protection in the Ontario Superior Court of Justice under the Companies’ Creditors Arrangement Act (“CCAA”) on March 22, March 8, and March 12, 2019 respectively. CCAA is a Canadian federal law that permits a Canadian business to restructure its affairs while carrying on its business in the ordinary course. The initial CCAA order made by the Ontario Superior Court on March 22, 2019 authorizes RBH to pay all expenses incurred in carrying on its business in the ordinary course after the CCAA filing, including obligations to employees, vendors, and suppliers. As further described in Note 19. Deconsolidation of RBH, RBH is now deconsolidated from our consolidated financial statements. As part of the CCAA proceedings, there is currently a comprehensive stay up to and including March 31, 2021 of all tobacco-related litigation pending in Canada against RBH and the other defendants, including PMI and our indemnitees (PM USA and Altria), namely, the smoking and health class actions filed in various Canadian provinces and health care cost recovery actions. These proceedings are presented below under the caption “Stayed Litigation — Canada.” Ernst & Young Inc. has been appointed as monitor of RBH in the CCAA proceedings. In accordance with the CCAA process, as the parties work towards a plan of arrangement or compromise in a confidential mediation, it is anticipated that the court will set additional hearings and further extend the stay of proceedings. On April 17, 2019, the Ontario Superior Court ruled that RBH and the other defendants will not be allowed to file an application to the Supreme Court of Canada for leave to appeal the Court of Appeal’s decision in the Létourneau and the Blais cases so long as the comprehensive stay of all tobacco-related litigation in Canada remains in effect and that the time period to file the application would be extended by the stay period. While RBH believes that the findings of liability and damages in both Létourneau and the Blais cases were incorrect, the CCAA proceedings will provide a forum for RBH to seek resolution through a plan of arrangement or compromise of all tobacco-related litigation pending in Canada. It is not possible to predict the resolution of the underlying legal proceedings or the length of the CCAA process.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stayed Litigation — Canada

Smoking and Health Litigation — Canada

In the first class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI-Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, RBH and other Canadian manufacturers (Imperial Tobacco Canada Ltd. and JTI-Macdonald Corp.) are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, sought compensatory and punitive damages for each member of the class who allegedly suffers from certain smoking-related diseases. The class was certified in 2005. The trial court issued its judgment on May 27, 2015. The trial court found RBH and two other Canadian manufacturers liable and found that the class members’ compensatory damages totaled approximately CAD 15.5 billion, including pre-judgment interest (approximately $11.8 billion). The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion, including pre-judgment interest (approximately $2.4 billion)). In addition, the trial court awarded CAD 90,000 (approximately $68,440) in punitive damages, allocating CAD 30,000 (approximately $22,810) to RBH. The trial court estimated the disease class at 99,957 members. RBH appealed to the Court of Appeal of Quebec. In October 2015, the Court of Appeal ordered RBH to furnish security totaling CAD 226 million (approximately $171.9 million) to cover both the Létourneau and Blais cases, which RBH has paid in installments through March 2017. The Court of Appeal ordered Imperial Tobacco Canada Ltd. to furnish security totaling CAD 758 million (approximately $576 million) in installments through June 2017. JTI Macdonald Corp. was not required to furnish security in accordance with plaintiffs’ motion. The Court of Appeal ordered that the security is payable upon a final judgment of the Court of Appeal affirming the trial court’s judgment or upon further order of the Court of Appeal. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court’s findings of liability and the compensatory and punitive damages award while reducing the total amount of compensatory damages to approximately CAD 13.5 billion including interest (approximately $10.3 billion) due to the trial court’s error in the calculation of interest. The compensatory damages award is on a joint and several basis with an allocation of 20% to RBH (approximately CAD 2.7 billion, including pre-judgment interest (approximately $2.05 billion)). The Court of Appeal upheld the trial court’s findings that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking and by conspiring to prevent consumers from learning of the dangers of smoking. The Court of Appeal further held that the plaintiffs either need not prove, or had adequately proven, that these faults were a cause of the class members’ injuries. In accordance with the judgment, defendants are required to deposit their respective portions of the damages awarded in both the Létourneau case described below and the Blais case, approximately CAD 1.1 billion (approximately $836 million), into trust accounts within 60 days. RBH’s share of the deposit is approximately CAD 257 million (approximately $194 million). PMI recorded a pre-tax charge of $194 million in its consolidated results, representing $142 million net of tax, as tobacco litigation-related expense, in the first quarter of 2019. The charge reflects PMI’s assessment of the portion of the judgment that represents probable and estimable loss prior to the deconsolidation of RBH and corresponds to the trust account deposit required by the judgment.

In the second class action pending in Canada, Cecilia Létourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI-Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, RBH and other Canadian manufacturers (Imperial Tobacco Canada Ltd. and JTI-Macdonald Corp.) are defendants.  The plaintiff, an individual smoker, sought compensatory and punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005. The trial court issued its judgment on May 27, 2015. The trial court found RBH and two other Canadian manufacturers liable and awarded a total of CAD 131 million (approximately $99.6 million) in punitive damages, allocating CAD 46 million (approximately $35 million) to RBH. The trial court estimated the size of the addiction class at 918,000 members but declined to award compensatory damages to the addiction class because the evidence did not establish the claims with sufficient accuracy. The trial court found that a claims process to allocate the awarded punitive damages to individual class members would be too expensive and difficult to administer. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court’s findings of liability and the total amount of punitive damages awarded allocating CAD 57 million including interest (approximately $43.4 million) to RBH. See the Blais description above and Note 19. Deconsolidation of RBH below for further detail concerning the security order pertaining to both Létourneau and Blais cases and the impact of the decision on PMI’s financial statements.

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
__________
The table below lists the number of tobacco-related cases pertaining to combustible products pending against us and/or our subsidiaries or indemnitees as of October 23, 2020, October 22, 2019 and October 23, 2018:¹

Type of Case	Number of Cases Pending as of October 23, 2020	Number of Cases Pending as of October 22, 2019	Number of Cases Pending as of October 23, 2018
Individual Smoking and Health Cases	43	49	63
Smoking and Health Class Actions	9	10	10
Health Care Cost Recovery Actions	17	17	16
Label-Related Class Actions	—	—	1
Individual Label-Related Cases	5	5	1
Public Civil Actions	2	2	2

Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 509 Smoking and Health, Label-Related, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Thirteen cases have had decisions in favor of plaintiffs. Ten of these cases have subsequently reached final resolution in our favor and three remain on appeal.

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
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Blais class on liability and found the class members’ compensatory damages totaled approximately CAD 15.5 billion (approximately $11.8 billion), including pre-judgment interest. The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion including pre-judgment interest (approximately $2.4 billion)). The trial court awarded CAD 90,000 (approximately $68,440) in punitive damages, allocating CAD 30,000 (approximately $22,810) to our subsidiary. The trial court ordered defendants to pay CAD 1 billion (approximately $760 million) of the compensatory damage award, CAD 200 million (approximately $152.1 million) of which is our subsidiary’s portion, into a trust within 60 days.

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
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Létourneau class on liability and awarded a total of CAD 131 million (approximately $99.6 million) in punitive damages, allocating CAD 46 million (approximately $35 million) to RBH. The trial court ordered defendants to pay the full punitive damage award into a trust within 60 days. The court did not order the payment of compensatory damages.

In June 2015, RBH commenced the appellate process with the Court of Appeal of Quebec. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court's decision. (See “Stayed Litigation — Canada” for further detail.)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
August 5, 2016	Argentina/Hugo Lespada	Individual Action
On August 5, 2016, the Civil Court No. 14 - Mar del Plata, issued a verdict in favor of plaintiff, an individual smoker, and awarded him ARS 110,000 (approximately $1,414), plus interest, in compensatory and moral damages. The trial court found that our subsidiary failed to warn plaintiff of the risk of becoming addicted to cigarettes.
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
As of October 23, 2020, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
•43 cases brought by individual plaintiffs in Argentina (31), Brazil (3), Canada (2), Chile (3), Italy (1), the Philippines (1), Turkey (1) and Scotland (1), compared with 49 such cases on October 22, 2019, and 63 cases on October 23, 2018; and
•9 cases brought on behalf of classes of individual plaintiffs in Canada, compared with 10 such cases on October 22, 2019 and 10 such cases on October 23, 2018.

The class actions pending in Canada are described above under the caption “Smoking and Health Litigation — Canada.”

In a class action in Brazil, The Smoker Health Defense Association (ADESF) v. Souza Cruz, S.A. and Philip Morris Marketing, S.A., Nineteenth Lower Civil Court of the Central Courts of the Judiciary District of São Paulo, Brazil, filed July 25, 1995, our subsidiary and another member of the industry are defendants. The plaintiff, a consumer organization, sought damages for all addicted smokers and former smokers, and injunctive relief. In 2004, the trial court found defendants liable without hearing evidence and awarded “moral damages” of R$1,000 (approximately $179) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class was not estimated. Defendants appealed to the São Paulo Court of Appeals, which annulled the ruling in November 2008, finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In May 2011, the trial court dismissed the claim. In February 2015, the appellate court unanimously dismissed plaintiff's appeal. In September 2015, plaintiff appealed to the Superior Court of Justice. In February 2017, the Chief Justice of the Superior Court of Justice denied plaintiff's appeal. Plaintiff filed a further appeal. In August 2020, the Superior Court of Justice confirmed the denial of plaintiff's appeal finally dismissing the plaintiff's claim.

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
As of October 23, 2020, there were 17 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Brazil (1), Canada (10), Korea (1) and Nigeria (5), compared with 17 such cases on October 22, 2019 and 16 such cases on October 23, 2018.

The health care cost recovery actions pending in Canada are described above under the caption “Health Care Cost Recovery Litigation — Canada.”
In the health care cost recovery case in Brazil, The Attorney General of Brazil v. Souza Cruz Ltda., et al., Federal Trial Court, Porto Alegre, Rio Grande do Sul, Brazil, filed May 21, 2019, we, our subsidiaries, and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past six years, payment of anticipated costs of treating future alleged smoking-related diseases, and moral damages. Defendants filed answers to the complaint in May 2020.
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
In the health care cost recovery case in Korea, the National Health Insurance Service v. KT&G, et. al., filed April 14, 2014, our subsidiary and other Korean manufacturers are defendants. Plaintiff alleges that defendants concealed the health hazards of smoking, marketed to youth, added ingredients to make their products more harmful and addictive, and misled consumers into believing that Lights cigarettes are safer than regular cigarettes. The National Health Insurance Service seeks to recover damages allegedly incurred in treating 3,484 patients with small cell lung cancer, squamous cell lung cancer, and squamous cell laryngeal cancer from 2003 to 2012. The case is awaiting a court decision in November 2020.

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

As of October 23, 2020, there were 5 label-related cases brought by individual plaintiffs in Italy (1) and Chile (4) pending against our subsidiaries, compared with 5 such cases on October 22, 2019, and 1 such case on October 23, 2018.

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

As of October 23, 2020, there were 2 public civil actions pending against our subsidiaries in Argentina (1) and Venezuela (1), compared with 2 such cases on October 22, 2019, and 2 such cases on October 23, 2018.

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

Other Litigation

The Department of Special Investigations of the government of Thailand ("DSI") conducted an investigation into alleged underpayment by our subsidiary, Philip Morris (Thailand) Limited ("PM Thailand"), of customs duties and excise taxes relating to imports from the Philippines covering the period 2003-2007. On January 18, 2016, the Public Prosecutor filed charges against our subsidiary and seven former and current employees in the Bangkok Criminal Court alleging that PM Thailand and the individual defendants jointly and with the intention to defraud the Thai government, under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries of cigarettes from the Philippines during the period of July 2003 to June 2006. The government is seeking a fine of approximately THB 80.8 billion (approximately $2.6 billion). In May 2017, Thailand enacted a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies. Trial in the case began in November 2017 and concluded in September 2019. In November 2019, the trial court found our subsidiary guilty of under-declaration of the prices and imposed a fine of approximately THB 1.2 billion (approximately $38.3 million). The trial court dismissed all charges against the individual defendants. In December 2019, as required by the Thai law, our subsidiary paid the fine. This payment is included in other assets on the condensed consolidated balance sheets and negatively impacted net cash provided by operating activities in the condensed consolidated statements of cash flows in the period of payment. Our subsidiary filed an appeal of the trial court's decision. In addition, the Public Prosecutor filed an appeal of the trial court's decision challenging the dismissal of charges against the individual defendants and the amount of the fine imposed. If our subsidiary ultimately prevails on appeal, then Thailand will be required to return this payment to our subsidiary.

The DSI also conducted an investigation into alleged underpayment by PM Thailand of customs duties and excise taxes relating to imports from Indonesia covering the period 2000-2003. On January 26, 2017, the Public Prosecutor filed charges against PM Thailand and its former Thai employee in the Bangkok Criminal Court alleging that PM Thailand and its former employee

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
jointly and with the intention to defraud the Thai government under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries during the period from January 2002 to July 2003. The government is seeking a fine of approximately THB 19.8 billion (approximately $632 million). In May 2017, Thailand enacted a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law, and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and a Thai court. Trial in the case began in November 2018 and concluded in December 2019. In March 2020, the trial court found our subsidiary guilty of under-declaration of the prices and imposed a fine of approximately THB 130 million (approximately $4.1 million). The trial court dismissed all charges against the individual defendant. In April 2020, as required by Thai law, our subsidiary paid the fine. Our subsidiary will appeal the trial court's decision. If our subsidiary ultimately prevails on appeal, then Thailand will be required to return this payment to our subsidiary.

The South Korean Board of Audit and Inspection (“BAI”) conducted an audit of certain Korean government agencies and the tobacco industry into whether inventory movements ahead of the January 1, 2015 increase of cigarette-related taxes by tobacco companies, including Philip Morris Korea Inc. ("PM Korea"), our South Korean subsidiary, were in compliance with South Korean tax laws.  In November 2016, the tax authorities completed their audit and assessed allegedly underpaid taxes and penalties.  In order to avoid nonpayment financial costs, PM Korea paid approximately KRW 272 billion (approximately $240 million), of which KRW 100 billion (approximately $88.1 million) was paid in 2016 and KRW 172 billion (approximately $151.5 million) was paid in the first quarter of 2017.  These paid amounts are included in other assets in the condensed consolidated balance sheets and negatively impacted net cash provided by operating activities in the condensed consolidated statements of cash flows in the period of payment.  PM Korea appealed the assessments. In January 2020, a trial court ruled that PM Korea did not underpay taxes in the amount of approximately KRW 218 billion (approximately $192 million). The tax authorities appealed this decision to the appellate court. In September 2020, the appellate court upheld the trial court's decision. The tax authorities have appealed to the Supreme Court of South Korea. In June 2020, another trial court ruled that PM Korea did not underpay approximately KRW 54 billion (approximately $48 million) of alleged underpayments. The government agencies appealed this decision. If the tax authorities and government agencies ultimately lose, then they would be required to return the paid amounts to PM Korea.

The Moscow Tax Inspectorate for Major Taxpayers (“MTI”) conducted an audit of AO Philip Morris Izhora (“PM Izhora”), our Russian subsidiary, for the 2015-2017 financial years. On July 26, 2019, MTI issued its initial assessment, claiming that intercompany sales of cigarettes between PM Izhora and another Russian subsidiary prior to excise tax increases and submission by PM Izhora of the maximum retail sales price notifications for cigarettes to the tax authorities were improper under Russian tax laws and resulted in underpayment of excise taxes and VAT. In August 2019, PM Izhora submitted its objections disagreeing with MTI’s allegations set forth in the initial assessment and MTI’s methodology for calculating the alleged underpayments. MTI accepted some of PM Izhora’s arguments and in September 2019, issued the final tax assessment claiming an underpayment of RUB 24.3 billion (approximately $374 million), including penalties and interest. In accordance with Russian tax laws, PM Izhora paid the entire amount of MTI’s final assessment. This amount was neither imposed on, nor concurrent with, the specific revenue-producing transaction, nor was it collected from customers of our Russian subsidiaries. In the third quarter of 2019, PMI recorded a pre-tax charge of $374 million, in marketing, administration and research costs in the condensed consolidated statements of earnings, representing $315 million net of an associated income tax benefit of $59 million.

The Saudi Arabia Customs General Authority issued its assessments requiring our distributors (one former and one current) to pay additional customs duties in an amount of approximately 1.5 billion Saudi Riyal, or approximately $396 million, in relation to the fees paid by these distributors under their agreements with our subsidiary for exclusive rights to distribute our products in Saudi Arabia during the period of 2014 through 2018. In order to challenge these assessments, the distributors posted bank guarantees equaling the amount of the above assessments. To enable the distributors' challenge, our subsidiary agreed with the banks to bear 80 percent of the amount the authority may draw on the bank guarantees. In September and October 2020, respectively, the distributors lost their challenges of the assessments; one of the distributors appealed, and the other may appeal by November 6, 2020. Our subsidiary and our distributors believe that customs duties paid in Saudi Arabia were in compliance with the applicable law and the WTO Customs Valuation Agreement.

A putative shareholder class action lawsuit, In re Philip Morris International Inc. Securities Litigation, is pending in the United States District Court for the Southern District of New York, purportedly on behalf of purchasers of Philip Morris International Inc. stock between July 26, 2016 and April 18, 2018.  The lawsuit names Philip Morris International Inc. and certain officers

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
and employees as defendants and includes allegations that the defendants made false and/or misleading statements and/or failed to disclose information about PMI’s business, operations, financial condition, and prospects, related to product sales of, and alleged irregularities in clinical studies of, PMI’s Platform 1 product.  The lawsuit seeks various forms of relief, including damages. In November 2018, the court consolidated three putative shareholder class action lawsuits with similar allegations previously filed in the Southern District of New York (namely, City of Westland Police and Fire Retirement System v. Philip Morris International Inc., et al, Greater Pennsylvania Carpenters’ Pension Fund v. Philip Morris International Inc., et al., and Gilchrist v. Philip Morris International Inc., et al.) into these proceedings. A putative shareholder class action lawsuit, Rubenstahl v. Philip Morris International Inc., et al., that had been previously filed in December 2017 in the United States District Court for the District of New Jersey, was voluntarily dismissed by the plaintiff due to similar allegations in these proceedings. On February 4, 2020, the court granted defendants’ motion in its entirety, dismissing all but one of the plaintiffs’ claims with prejudice.  The court noted that one of plaintiffs’ claims (allegations relating to four non-clinical studies of PMI’s Platform 1 product) did not state a viable claim but allowed plaintiffs to replead that claim by March 3, 2020. On February 18, 2020, the plaintiffs filed a motion for reconsideration of the court's February 4th decision; this motion was denied on September 21, 2020. On September 28, 2020, plaintiffs filed an amended complaint seeking to replead allegations relating to four non-clinical studies of PMI's Platform 1 product. We believe that this lawsuit is without merit and will continue to defend it vigorously.

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

In July 2020, in response to a challenge in the United Kingdom by PMI’s subsidiary to patents related to the BAT patents in the German proceedings, BAT affiliates brought a patent infringement action, Nicoventures Trading Limited, et al. v. Philip Morris Products S.A., et al., against Philip Morris Products S.A. and PMI’s U.K. subsidiary, Philip Morris Limited, in the English High Court, seeking damages and injunctive relief against the commercialization of the Platform 1 products in the United Kingdom.

In September 2020, BAT’s affiliates commenced patent infringement and unfair competition proceedings, RAI Strategic Holdings, Inc., et al. v. Philip Morris Products S.A., et al., against Philip Morris Products S.A. and PMI’s Italian subsidiaries, Philip Morris Manufacturing & Technology Bologna S.p.A. and Philip Morris Italia S.R.L., in the Court of Milan, Italy. Plaintiffs seek damages, as well as injunctive relief against the manufacture in Italy of the Platform 1 heated tobacco units allegedly infringing the asserted patents and the commercialization of the Platform 1 products in Italy.

In October 2020, BAT’s affiliate commenced patent infringement proceedings, Nicoventures Trading Limited v. Philip Morris CR a.s., et al., against PMI's Czech subsidiary, Philip Morris CR a.s., and Philip Morris Products S.A., in the Town Court of Prague, Czech Republic, seeking preliminary injunctive relief against the commercialization of the Platform 1 products in the Czech Republic. In October 2020, the Court dismissed plaintiff’s request for preliminary injunction in its entirety. Plaintiff may appeal the decision.

In October 2020, BAT’s affiliate commenced patent infringement proceedings, RAI Strategic Holdings, Inc. v. Philip Morris Polska Distribution sp. z o.o., against PMI’s Polish subsidiary, Philip Morris Polska Distribution Sp. z o.o., in the Regional Court in Warsaw, IP Division. Plaintiff seeks preliminary injunctive relief against the commercialization of the Platform 1 products in Poland.

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

Third-Party Guarantees

On October 17, 2020, Medicago Inc., an equity method investee of Philip Morris Investments B.V. (“PMIBV”), a PMI subsidiary, entered into a contribution agreement with the Canadian government (the “Contribution Agreement”) whereby the Canadian government agreed to contribute up to CAD 173 million (approximately $131 million on the date of signing) to Medicago Inc., to support its on-going COVID-19 vaccine development and clinical trials, and for the construction of its Quebec City manufacturing facility (the “Project”). PMIBV and the majority shareholder of Medicago Inc. are also parties to the Contribution Agreement as guarantors of Medicago Inc.’s obligations thereunder on a joint and several basis (“Co-Guarantors”). The Co-Guarantors agreed to repay amounts contributed by the Canadian government plus interest, if Medicago Inc. fails to do so, and could be responsible for the costs of other Medicago’s obligations (such as the achievement of specific milestones of the Project).

In connection with the Contribution Agreement, PMIBV and the majority shareholder of Medicago Inc. entered into a guarantors’ agreement that apportions Co-Guarantors’ obligations and limits those of PMIBV to its then share of holdings in Medicago Inc., which as of September 30, 2020 was approximately 32%.

The guarantees are in effect through March 31, 2026. PMI is currently assessing the impact of this transaction on its consolidated financial statements and at the inception of these guarantees does not expect the impact to be material.

Note 9. Income Taxes:
Income tax provisions for jurisdictions outside the United States of America, as well as state and local income tax provisions, were determined on a separate company basis, and the related assets and liabilities were recorded in PMI’s condensed consolidated balance sheets.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. In addition, governments around the world have enacted or implemented various forms of tax relief measures in response to the economic conditions in the wake of COVID-19. As of September 30, 2020, PMI has determined that neither the CARES Act nor changes to income tax laws or regulations in other jurisdictions had a significant impact on PMI’s effective tax rate, with the exception of the corporate income tax rate reduction in Indonesia.

On July 20, 2020, the U.S. Department of the Treasury and the Internal Revenue Service released final and proposed regulations under the Global Intangible Low-Taxed Income (“GILTI”) and other provisions of the Internal Revenue Code.  PMI has analyzed these elective regulations and recorded the impact in its condensed consolidated financial statements, as described below.

PMI’s effective tax rates for the nine months and three months ended September 30, 2020 were 21.4% and 20.9%, respectively. PMI’s effective tax rates for the nine months and three months ended September 30, 2019 were 22.2% and 24.1%, respectively. The effective tax rate for the nine months ended September 30, 2020 was favorably impacted by a reduction of estimated U.S. federal and state income tax liabilities for years 2018 and 2019 mostly due to the GILTI regulations mentioned above ($93 million), a decrease in deferred tax liabilities related to the fair value adjustment of equity securities held by PMI (for further details, see Note 11. Fair Value Measurements) and a decrease in deferred tax liabilities related to the corporate income tax rate reduction in Indonesia, partially offset by a decrease in deductions related to foreign-derived intangible income for the years 2018 and 2019. The effective tax rate for the nine months ended September 30, 2019 was favorably impacted by the reversal of a deferred tax liability on the unremitted earnings of PMI's Canadian subsidiary, RBH ($49 million), a reduction of estimated U.S. federal income tax on dividend repatriation for the years 2015-2018 ($67 million) and by the Tax Cuts and Jobs Act. PMI estimates that its full-year 2020 effective tax rate will be 22% to 23%, excluding the discrete tax events mentioned above. Changes in currency exchange rates, earnings mix by taxing jurisdiction or future regulatory developments may have an

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
impact on the effective tax rates, which PMI monitors each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

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

Note 10. Indebtedness:
Short-term Borrowings:
PMI's short-term borrowings, consisting of bank loans to certain PMI subsidiaries at September 30, 2020 and December 31, 2019, had a carrying value of $152 million and $338 million, respectively. The fair value of PMI’s short-term borrowings, based on current market interest rates, approximates carrying value.

Long-term Debt:
At September 30, 2020 and December 31, 2019, PMI’s long-term debt consisted of the following:

(in millions)	September 30, 2020	December 31, 2019
U.S. dollar notes, 1.125% to 6.375% (average interest rate 3.342%), due through 2044	$19,732	$19,783
Foreign currency obligations:
Euro notes, 0.125% to 3.125% (average interest rate 1.983%), due through 2039	8,811	9,822
Swiss franc notes, 1.625% to 2.000% (average interest rate 1.830%), due through 2024	597	899
Other (average interest rate 3.019%), due through 2025	198	203
	29,338	30,707
Less current portion of long-term debt	1,992	4,051
	$27,346	$26,656

Other foreign currency debt above includes mortgage debt in Switzerland and finance lease obligations at September 30, 2020 and December 31, 2019.

PMI's debt issuances in the first nine months of 2020 were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity

U.S. dollar notes	(a)	$750	1.125%	May 2020	May 2023
U.S. dollar notes	(a)	$750	1.500%	May 2020	May 2025
U.S. dollar notes	(a)	$750	2.100%	May 2020	May 2030
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

At September 30, 2020, PMI's total committed credit facilities were as follows:

(in billions)

Type	Committed Credit Facilities
364-day revolving credit, expiring February 2, 2021	$2.0
Multi-year revolving credit, expiring October 1, 2022	3.5
Multi-year revolving credit, expiring February 10, 2025	2.0
Total facilities	$7.5

At September 30, 2020, there were no borrowings under these committed credit facilities, and the entire committed amounts were available for borrowing.

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
Level 1 -Quoted prices in active markets for identical assets or liabilities;
Level 2 -Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
Level 3 -Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Debt

The fair value of PMI’s outstanding debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. The aggregate carrying value of PMI’s debt, excluding short-term borrowings and $45 million of finance leases, was $29,293 million at September 30, 2020. The fair value of PMI’s outstanding debt, excluding the aforementioned short-term borrowings and finance leases, was classified within Level 1 and Level 2 in the table shown below.

The aggregate fair values of PMI's investments in equity securities, derivative financial instruments and PMI's debt as of September 30, 2020, were as follows:

(in millions)	Fair Value at September 30, 2020	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities (1)	$244	$244	$—	$—
Derivative contracts	254	—	254	—
Total assets	$498	$244	$254	$—
Liabilities:
Debt	$32,934	$32,763	$171	$—
Derivative contracts	565	—	565	—
Total liabilities	$33,499	$32,763	$736	$—
(1) Unrealized pre-tax loss of $78 million ($62 million net of tax) on equity securities was recorded in the condensed consolidated statements of earnings for the nine months ended September 30, 2020. During the three months ended September 30, 2020, PMI did not record any unrealized gains or losses on equity securities in the condensed consolidated statements of earnings.

Note 12. Accumulated Other Comprehensive Losses:
PMI’s accumulated other comprehensive losses, net of taxes, consisted of the following:

	At	At	At
(in millions)	September 30, 2020	December 31, 2019	September 30, 2019
Currency translation adjustments	$(6,910)	$(5,537)	$(5,649)
Pension and other benefits	(3,606)	(3,829)	(3,306)
Derivatives accounted for as hedges	(51)	3	(11)
Total accumulated other comprehensive losses	$(10,567)	$(9,363)	$(8,966)

Reclassifications from Other Comprehensive Earnings

The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement, including those related to the deconsolidation of RBH, are shown on the condensed consolidated statements of comprehensive earnings for the nine months and three months ended September 30, 2020 and 2019. For additional information, see Note 3. Benefit Plans for disclosures related to PMI's pension and other benefits, Note 5. Financial Instruments for disclosures related to derivative financial instruments and Note 19. Deconsolidation of RBH for disclosures related to the deconsolidation of RBH.

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

The effects of these derivative financial instrument assets and liabilities on PMI's condensed consolidated balance sheets were as follows:

(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Received/Pledged	Net Amount

At September 30, 2020
Assets
Derivative contracts	$254	$—	$254	$(185)	$(54)	$15
Liabilities
Derivative contracts	$565	$—	$565	$(185)	$(368)	$12
At December 31, 2019
Assets
Derivative contracts	$390	$—	$390	$(297)	$(91)	$2
Liabilities
Derivative contracts	$419	$—	$419	$(297)	$(59)	$63

Note 14. Related Parties - Investments in Unconsolidated Subsidiaries, Equity Securities and Other:

Investments in unconsolidated subsidiaries:

At September 30, 2020 and December 31, 2019, PMI had total investments in unconsolidated subsidiaries of $918 million and $1,053 million, respectively, which were accounted for under the equity method of accounting. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses, dividends, capital contributions, changes in ownership interests and movements in currency translation adjustments. The carrying value of our equity method investments at September 30, 2020 and December 31, 2019 exceeded our share of the unconsolidated subsidiaries' book value by $762 million and $901 million, respectively. The difference between the investment carrying value and the amount of underlying equity in net assets, excluding $733 million and $863 million attributable to goodwill as of September 30, 2020 and December 31, 2019, respectively, is being amortized on a straight-line basis over the underlying assets' estimated useful lives of 10 to 20 years. At September 30, 2020 and December 31, 2019, PMI received year-to-date dividends from unconsolidated subsidiaries of $53 million and $100 million, respectively.

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

Equity securities:

Following the deconsolidation of RBH on March 22, 2019, PMI recorded the continuing investment in RBH, PMI's wholly owned subsidiary in Canada, at fair value of $3,280 million at the date of deconsolidation, within investments in unconsolidated subsidiaries and equity securities. For further details, see Note 19. Deconsolidation of RBH. Transactions between PMI and RBH are considered to be related party transactions from the date of deconsolidation and are included in the tables below.

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

Financial activity with the above related parties:

PMI’s net revenues and expenses with the above related parties were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2020	2019	2020	2019

Net revenues:
Megapolis Group	$1,609	$1,537	$583	$622
Other	813	770	290	279
Net revenues (a)	$2,422	$2,307	$873	$901

Expenses:
Other	$38	$41	$11	$14
Expenses	$38	$41	$11	$14
(a) Net revenues exclude excise taxes and VAT billed to customers.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
PMI’s balance sheet activity with the above related parties was as follows:

(in millions)	At September 30, 2020	At December 31, 2019

Receivables:
Megapolis Group	$534	$375
Other	239	148
Receivables	$773	$523

Payables:
Other	$19	$20
Payables	$19	$20
The activities with the above related parties are in the ordinary course of business, and are primarily for distribution, service fees, contract manufacturing and license agreements. PMI eliminated its respective share of all significant intercompany transactions with the equity method investees.

Note 15. Sale of Accounts Receivable:
To mitigate risk and enhance cash and liquidity management PMI sells trade receivables to unaffiliated financial institutions. These arrangements allow PMI to sell, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold are generally short-term in nature and are removed from the condensed consolidated balance sheets. PMI sells trade receivables under two types of arrangements, servicing and non-servicing. For servicing arrangements, PMI continues to service the sold trade receivables on an administrative basis and does not act on behalf of the unaffiliated financial institutions. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material as of September 30, 2020 and September 30, 2019. Under the non-servicing arrangements, PMI does not provide any administrative support or servicing after the trade receivables have been sold to the unaffiliated financial institutions.

Cumulative trade receivables sold, including excise taxes, for the nine months ended September 30, 2020 and 2019, were $8.4 billion and $7.8 billion, respectively. PMI’s operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of September 30, 2020 and September 30, 2019, were $0.6 billion, and $0.6 billion, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of trade receivables within marketing, administration and research costs in the condensed consolidated statements of earnings. For the nine months and three months ended September 30, 2020 and 2019, the loss on sale of trade receivables was immaterial.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 16. Product Warranty:

PMI's IQOS devices are subject to standard product warranties generally for a period of 12 months from the date of purchase or such other periods as required by law. PMI generally provides in cost of sales for the estimated cost of warranty in the period the related revenue is recognized. PMI assesses the adequacy of its accrued product warranties and adjusts the amounts as necessary based on actual experience and changes in future estimates. Factors that affect product warranties may vary across markets but typically include device version mix, product failure rates, logistics and service delivery costs, and warranty policies. PMI accounts for its product warranties within other accrued liabilities. At September 30, 2020 and December 31, 2019, these amounts were as follows:

(in millions)	At September 30, 2020	At December 31, 2019
Balance at beginning of period	$140	$67
Changes due to:
Warranties issued	204	303
Settlements	(189)	(230)
Currency	4	—
Balance at end of period	$159	$140

Note 17. Leases:

The components of PMI’s lease cost were as follows for the nine months and three months ended September 30, 2020 and 2019:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2020	2019	2020	2019
Operating lease cost	$177	$180	$60	$61
Short-term lease cost	37	45	12	15
Variable lease cost	23	20	8	10
Total lease cost	$237	$245	$80	$86

For the nine months ended September 30, 2020 and 2019, lease cost of $55 million and $59 million were recorded in cost of sales, respectively, and $182 million and $186 million were recorded in marketing, administration and research costs, respectively. For the three months ended September 30, 2020 and 2019, lease costs of $19 million and $21 million were recorded in cost of sales, respectively, and $61 million and $65 million were recorded in marketing, administration and research costs, respectively.

Note 18. Asset Impairment and Exit Costs:

Organizational Design Optimization

As part of PMI’s transformation to a smoke-free future, PMI seeks to optimize its organizational design, which includes the elimination, relocation and outsourcing of certain operations center and centralized activities. In January 2020, PMI commenced the first phase of a multi-phase restructuring project in Switzerland. PMI initiated the employee consultation procedure, as required under Swiss law, for the impacted employees in the first phase. This consultation was completed in April 2020; however, in light of the COVID-19 pandemic, PMI management temporarily suspended its restructuring plans. Additionally, in February 2020, PMI launched a voluntary separation program in Switzerland for certain eligible employees.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In June 2020, PMI resumed its restructuring activities in Switzerland and additionally, announced the outsourcing of certain activities in New York, U.S.A. These activities are expected to impact approximately 240 positions that will be either eliminated, relocated or outsourced. For the nine months ended September 30, 2020, PMI recorded pre-tax asset impairment and exit costs of $71 million. During the three months ended September 30, 2020, PMI did not record any pre-tax asset impairment and exit costs.

In August 2020, PMI commenced the second phase of a multi-phase restructuring project in Switzerland. This second phase is expected to impact approximately 200 existing positions that will be either eliminated or relocated. PMI initiated the employee consultation procedure, as required under Swiss law, for the impacted employees in the second phase. The third phase is expected to commence in the beginning of 2021. Until the consultation process for the respective phase is concluded, such phase is not considered probable (under U.S. GAAP), and the total potential costs cannot be determined. As a result, no related costs were recorded for the nine months ended September 30, 2020 related to the second and third phases of the restructuring project.

Additionally, the amounts related to the pension accounting impacts of the restructuring, which could be significant, have not been reflected in the third quarter of 2020 as the thresholds for accounting for any related pension curtailment or settlement were not exceeded by September 30, 2020.

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

For the nine months and three months ended September 30, 2019, PMI recorded pre-tax asset impairment and exit costs of $65 million and $22 million, respectively. For the nine months ended September 30, 2019, these costs were related to cigarette plant closures in Pakistan ($20 million) and Colombia ($45 million); and for the three months ended September 30, 2019, these costs were related to the plant closure in Colombia.

Asset Impairment and Exit Costs by Segment

PMI recorded the following pre-tax asset impairment and exit costs by segment:

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2020	2019	2020	2019
Separation programs: (1)
European Union	$24	$—	$—	$—
Eastern Europe	6	—	—	—
Middle East & Africa	8	—	—	—
South & Southeast Asia	10	3	—	—
East Asia & Australia	12	—	—	—
Latin America & Canada	4	37	—	22
Total separation programs	64	40	—	22
Asset impairment charges: (1)
European Union	3	—	—	—
Eastern Europe	1	—	—	—
Middle East & Africa	1	—	—	—
South & Southeast Asia	1	17	—	—
East Asia & Australia	1	—	—	—
Latin America & Canada	—	8	—	—
Total asset impairment charges	7	25	—	—
Asset impairment and exit costs	$71	$65	$—	$22
(1) Organizational design optimization pre-tax charges were allocated across all operating segments.

The total pre-tax asset impairment and exit costs above were included in marketing, administration and research costs on the condensed consolidated statements of earnings.

Movement in Exit Cost Liabilities

The movement in exit cost liabilities for the nine months ended September 30, 2020 was as follows:

(in millions)
Liability balance, January 1, 2020	$191
Charges, net	64
Cash spent	(115)
Currency/other	4
Liability balance, September 30,2020	$144

Future cash payments for exit costs incurred to date are anticipated to be substantially paid by the end of 2021, with approximately $31 million expected to be paid in the remainder of 2020.

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

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Our Company

We are leading a transformation in the tobacco industry to create a smoke-free future and ultimately replace cigarettes with smoke-free products to the benefit of adults who would otherwise continue to smoke, society, the company and its shareholders. We are a leading international tobacco company engaged in the manufacture and sale of cigarettes, as well as smoke-free products and associated electronic devices and accessories, and other nicotine-containing products in markets outside the United States. In addition, we ship a version of our Platform 1 device and its consumables to Altria Group, Inc. for sale under license in the United States, where the U.S. Food and Drug Administration ("FDA") has authorized their marketing as a modified risk tobacco product ("MRTP"), finding that an exposure modification order for these products is appropriate for the promotion of public health. We are building a future on a new category of smoke-free products that, while not risk-free, are a much better choice than continuing to smoke. Through multidisciplinary capabilities in product development, state-of-the-art facilities and scientific substantiation, we aim to ensure that our smoke-free products meet adult consumer preferences and rigorous regulatory requirements. Our IQOS smoke-free product brand portfolio includes heat-not-burn tobacco and nicotine-containing vapor products.

We manage our business in six operating segments:

•European Union ("EU");
•Eastern Europe ("EE");
•Middle East & Africa ("ME&A"), which includes our international duty free business;
•South & Southeast Asia ("S&SA");
•East Asia & Australia ("EA&A"); and
•Latin America & Canada ("LA&C"), which includes transactions under license with Altria Group, Inc. for the distribution of our Platform 1 product in the United States.

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

Consolidated Operating Results for the Nine Months Ended September 30, 2020

•Net Revenues - Net revenues of $21.3 billion for the nine months ended September 30, 2020 decreased by $842 million, or 3.8%, from the comparable 2019 amount, and were impacted by the effects of the COVID-19 pandemic, particularly in the second quarter of 2020. The change in our net revenues from the comparable 2019 amount was driven by the following (variances not to scale with year-to-date results):

For the nine months ended September 30, 2020, net revenues, excluding unfavorable currency, decreased by 1.7%, reflecting: unfavorable volume/mix, primarily due to lower cigarette volume (mainly in Argentina, Indonesia, Italy, Japan, Mexico, the Philippines, PMI Duty Free, Poland, Russia, Spain, Turkey and Ukraine, partly offset by Germany), partially offset by higher heated tobacco unit volume (notably in the EU, Japan, Russia and Ukraine, partly offset by PMI Duty Free); and the unfavorable impact of $241 million, shown in "Cost/Other," mainly resulting from the deconsolidation of RBH; partly offset by a favorable pricing variance (notably driven by Australia, the GCC, Germany, Japan, Mexico, the Philippines, PMI Duty Free and Russia, partially offset by Indonesia and Turkey). For further details on the deconsolidation of RBH, see Note 8. Contingencies and Note 19. Deconsolidation of RBH.

Net revenues by product category for the nine months ended September 30, 2020 and 2019 are shown below:

•Diluted Earnings Per Share - The changes in our reported diluted earnings per share (“diluted EPS”) for the nine months ended September 30, 2020, from the comparable 2019 amounts, were as follows:

	Diluted EPS	% Growth (Decline)
For the nine months ended September 30, 2019	$3.57
2019 Asset impairment and exit costs	0.03
2019 Canadian tobacco litigation-related expense	0.09
2019 Loss on deconsolidation of RBH	0.12
2019 Russia excise and VAT audit charge	0.20
2019 Tax items	(0.04)
Subtotal of 2019 items	0.40
2020 Asset impairment and exit costs	(0.04)
2020 Fair value adjustment for equity security investments	(0.04)
2020 Tax items	0.06
Subtotal of 2020 items	(0.02)
Currency	(0.28)
Interest	(0.01)
Change in tax rate	—
Operations	0.24
For the nine months ended September 30, 2020	$3.90	9.2%

Asset impairment and exit costs – We recorded pre-tax asset impairment and exit costs of $71 million (or $0.04 per share impact on diluted EPS) during the nine months ended September 30, 2020, related to the organizational design optimization plan primarily in Switzerland. We recorded pre-tax asset impairment and exit costs of $65 million (or $0.03 per share impact on diluted EPS) during the nine months ended September 30, 2019, related to cigarette plant closures in Colombia and Pakistan as part of the optimization of our global manufacturing footprint. The total pre-tax charges were included in marketing, administration and research costs on the condensed consolidated statements of earnings. For further details, see Note 18. Asset Impairment and Exit Costs.

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

A loss on the deconsolidation of RBH of $239 million was included in marketing, administration and research costs on the condensed consolidated statements of earnings for the nine months ended September 30, 2019 and was included in the operating income of the Latin America & Canada segment. The $0.12 per share impact also included a tax benefit of $49 million within the provision for income taxes, as discussed above, related to the reversal of a deferred tax liability on the unremitted earnings of RBH. For further details, see Note 8. Contingencies and Note 19. Deconsolidation of RBH.

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

Fair Value adjustment for equity security investments – During the nine months ended September 30, 2020, we recorded an unfavorable fair value adjustment for our equity security investments of $62 million after tax (or $0.04 per share decrease in diluted EPS). The fair value adjustment for our equity security investments was included in equity investments and securities (income)/loss, net ($78 million loss) and provision for income taxes ($16 million benefit) on the condensed consolidated statements of earnings. For further details, see Note 11. Fair Value Measurements.

Income taxes – The 2019 Tax items that increased our 2019 diluted EPS by $0.04 per share in the table above were primarily due to a reduction in estimated U.S. federal income tax on dividend repatriation for the years 2015 - 2018 ($67 million). The 2020 Tax items that increased our 2020 diluted EPS by $0.06 per share in the table above were due to final U.S. tax regulations under the Global Intangible Low-Taxed Income ("GILTI") provisions of the Internal Revenue Code for years 2018 and 2019 ($93 million). For further details, see Note 9. Income Taxes.

Currency – The unfavorable impact of $0.28 per share during the reporting period results from the fluctuations of the U.S. dollar, especially against the Brazilian real, Euro, Mexican pesos, Russian ruble, Swiss franc and Turkish lira. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Operations – The increase in diluted EPS of $0.24 from our operations in the table above was due primarily to the following segments:

•European Union: Favorable volume/mix, favorable pricing and lower manufacturing costs, partially offset by higher marketing, administration and research costs;
•East Asia & Australia: Lower marketing, administration and research costs, lower manufacturing costs and favorable pricing, partially offset by unfavorable volume/mix; and
•Eastern Europe: Favorable volume/mix and favorable pricing, partially offset by higher marketing, administration and research costs and higher manufacturing costs;
partially offset by
•Middle East & Africa: Unfavorable volume/mix and lower fees for certain distribution rights billed to customers in certain markets, partially offset by favorable pricing and lower marketing, administration and research costs;
•South & Southeast Asia: Unfavorable volume/mix, partially offset by favorable pricing and lower marketing, administration and research costs; and

•Latin America & Canada: Unfavorable volume/mix, as well as the unfavorable impact resulting from the deconsolidation of RBH, partially offset by favorable pricing and lower marketing, administration and research costs.

Consolidated Operating Results for the Three Months Ended September 30, 2020

•Net Revenues - Net revenues of $7.4 billion for the three months ended September 30, 2020 decreased by $0.2 billion, or 2.6%, from the comparable 2019 amount, and were impacted by the effects of the COVID-19 pandemic. The change in our net revenues from the comparable 2019 amount was driven by the following (variances not to scale with quarterly results):
During the quarter, net revenues, excluding unfavorable currency, decreased by 1.5%, mainly reflecting: unfavorable volume/mix, primarily due to lower cigarette volume (mainly in Indonesia, Japan and PMI Duty Free), partially offset by higher heated tobacco unit volume (notably in the EU, Japan, Russia and Ukraine, partly offset by PMI Duty Free); partially offset by a favorable pricing variance (notably driven by Germany, Japan, Russia and Saudi Arabia, partly offset by Indonesia and Turkey).

Net revenues by product category for the three months ended September 30, 2020 and 2019, are shown below:

•Diluted Earnings Per Share - The changes in our reported diluted EPS for the three months ended September 30, 2020, from the comparable 2019 amounts, were as follows:

	Diluted EPS	% Growth (Decline)
For the three months ended September 30, 2019	$1.22
2019 Asset impairment and exit costs	0.01
2019 Russia excise and VAT audit charge	0.20
2019 Tax items	—
Subtotal of 2019 items	0.21
2020 Asset impairment and exit costs	—
2020 Fair value adjustment for equity security investments	—
2020 Tax items	0.06
Subtotal of 2020 items	0.06
Currency	(0.09)
Interest	(0.01)
Change in tax rate	(0.02)
Operations	0.11
For the three months ended September 30, 2020	$1.48	21.3%

Asset impairment and exit costs – We recorded pre-tax asset impairment and exit costs of $22 million (or $0.01 per share impact on diluted EPS) during the three months ended September 30, 2019, related to the cigarette plant closure in Colombia as a part of the optimization of our global manufacturing footprint. The total pre-tax charge was included in marketing, administration and research costs on the condensed consolidated statements of earnings. For further details, see Note 18. Asset Impairment and Exit Costs.

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

Income Taxes – The 2020 Tax items that increased our 2020 diluted EPS by $0.06 per share in the table above were due to final U.S. tax regulations under the GILTI provisions of the Internal Revenue Code for years 2018 and 2019 ($93 million). The change in the tax rate that decreased our diluted EPS by $0.02 per share in the table above was primarily due to changes in earnings mix by taxing jurisdiction and an increase of estimated U.S. federal income tax liabilities for years 2018 and 2019 due to a decrease in deductions related to foreign-derived intangible income. For further details, see Note 9. Income Taxes.

Currency – The unfavorable impact of $0.09 per share in the third quarter results from the fluctuations of the U.S. dollar, especially against the Russian ruble and Swiss franc. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Operations – The increase in diluted EPS of $0.11 from our operations in the table above was due primarily to the following segments:

•European Union: Favorable volume/mix, favorable pricing, lower manufacturing costs and lower marketing, administration and research costs;
•East Asia & Australia: Favorable pricing, lower manufacturing costs and lower marketing, administration and research costs, partially offset by unfavorable volume/mix;
•Eastern Europe: Favorable pricing, lower manufacturing costs and favorable volume/mix, partially offset by higher marketing, administration and research costs; and
•Latin America & Canada: Lower marketing, administration and research costs and favorable pricing, partially offset by unfavorable volume/mix;
partially offset by
•Middle East & Africa: Unfavorable volume/mix, partially offset by lower marketing, administration and research costs, lower manufacturing costs and favorable pricing; and
•South & Southeast Asia: Unfavorable pricing and unfavorable volume/mix, partially offset by lower marketing, administration and research costs.

For further details, see the “Consolidated Operating Results” and “Operating Results by Business Segment” sections of the following “Discussion and Analysis.”

COVID-19 Impact on Our Business

COVID-19: Business Continuity Update

Since the onset of the COVID-19 pandemic, PMI has undertaken a number of business continuity measures to mitigate potential disruption to its operations and route-to-market in order to preserve the availability of products to its customers and adult consumers.

Currently:

•PMI has sufficient access to the inputs for its products and is not facing any significant business continuity issues with respect to key suppliers;
•The large majority of PMI's manufacturing facilities globally are currently operational, including all heated tobacco unit factories. Certain cigarette production facilities—accounting for less than 5% of PMI's total cigarette production capacity worldwide—are temporarily impacted by government-mandated shutdowns or production limitations;
•There are adequate inventories, based on existing sales trends, of PMI finished goods across all key markets for cigarettes and across all IQOS markets for heated tobacco units and tobacco heating devices;
•PMI does not anticipate out-of-stock situations in any major operating income markets and generally expects consumers to have adequate access to its products; and
•PMI has sufficient liquidity resources through cash on hand, the ongoing cash generation of its business, and its access to the commercial paper and debt markets.
Nonetheless, significant uncertainty remains as the spread of the disease is increasing in a number of markets, resulting in additional restrictions and increasing risk of disruptions.

Discussion and Analysis
Consolidated Operating Results
See pages 92-97 for a discussion of our "Cautionary Factors That May Affect Future Results." Our net revenues and operating income by segment are shown in the table below:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2020	2019	2020	2019
Net revenues:
European Union	$7,960	$7,381	$2,950	$2,645
Eastern Europe	2,470	2,300	899	899
Middle East & Africa	2,348	3,058	768	1,127
South & Southeast Asia	3,211	3,607	1,071	1,246
East Asia & Australia	4,045	4,094	1,358	1,252
Latin America & Canada (1)	1,216	1,652	400	473
Net revenues	$21,250	$22,092	$7,446	$7,642
Operating income (loss):
European Union	$3,924	$3,346	$1,588	$1,255
Eastern Europe	610	284	245	(101)
Middle East & Africa	819	1,304	261	519
South & Southeast Asia	1,290	1,471	402	539
East Asia & Australia	1,792	1,520	637	451
Latin America & Canada (1)	328	100	110	125
Operating income	$8,763	$8,025	$3,243	$2,788
(1) As of March 22, 2019, PMI deconsolidated the financial results of its Canadian subsidiary, Rothmans, Benson & Hedges Inc. ("RBH") from PMI's financial statements. For further details, see Note 19. Deconsolidation of RBH.

Items affecting the comparability of results from operations were as follows:

•Russia excise and VAT audit charge - See Note 8. Contingencies for details of the $374 million pre-tax charge included in the Eastern Europe segment for the nine months and three months ended September 30, 2019.
•Canadian tobacco litigation-related expense - See Note 8. Contingencies and Note 19. Deconsolidation of RBH for details of the $194 million pre-tax charge included in the Latin America & Canada segment for the nine months ended September 30, 2019.
•Loss on deconsolidation of RBH - See Note 19. Deconsolidation of RBH for details of the $239 million loss included in the Latin America & Canada segment for the nine months ended September 30, 2019.
•Asset impairment and exit costs - See Note 18. Asset Impairment and Exit Costs for a breakdown of these costs by segment for the nine months and three months ended September 30, 2020 and 2019.

Our net revenues by product category are shown in the table below:

PMI Net Revenues by Product Category
(in millions)	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Combustible Products
European Union	$6,099	$6,139	(0.7)%	$2,244	$2,178	3.0%
Eastern Europe	1,681	1,774	(5.3)%	636	664	(4.2)%
Middle East & Africa	2,296	2,810	(18.3)%	768	1,064	(27.8)%
South & Southeast Asia	3,211	3,607	(11.0)%	1,071	1,246	(14.1)%
East Asia & Australia	1,876	2,074	(9.5)%	605	680	(11.0)%
Latin America & Canada	1,196	1,634	(26.8)%	393	466	(15.6)%
Total Combustible Products	$16,360	$18,039	(9.3)%	$5,716	$6,298	(9.2)%
Reduced-Risk Products
European Union	$1,861	$1,242	49.9%	$706	$467	51.3%
Eastern Europe	789	526	50.1%	263	235	11.9%
Middle East & Africa	52	248	(79.2)%	—	63	-(100)%
South & Southeast Asia	—	—	—%	—	—	—%
East Asia & Australia	2,169	2,020	7.3%	753	572	31.6%
Latin America & Canada	20	18	12.0%	7	7	(6.1)%
Total Reduced-Risk Products	$4,890	$4,053	20.6%	$1,730	$1,344	28.6%

Total PMI Net Revenues	$21,250	$22,092	(3.8)%	$7,446	$7,642	(2.6)%
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

Our shipment volume by segment for cigarettes and heated tobacco units is shown in the table below:

PMI Shipment Volume (Million Units)
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Cigarettes
European Union	126,142	133,093	(5.2)%	45,179	47,238	(4.4)%
Eastern Europe	70,737	74,779	(5.4)%	25,661	27,379	(6.3)%
Middle East & Africa	88,087	101,957	(13.6)%	30,903	36,994	(16.5)%
South & Southeast Asia	108,179	130,230	(16.9)%	37,238	42,362	(12.1)%
East Asia & Australia	35,154	38,650	(9.0)%	10,784	12,692	(15.0)%
Latin America & Canada	45,542	52,906	(13.9)%	15,699	16,854	(6.9)%
Total Cigarettes	473,841	531,615	(10.9)%	165,464	183,519	(9.8)%
Heated Tobacco Units
European Union	14,069	8,810	59.7%	5,181	3,474	49.1%
Eastern Europe	14,374	8,213	75.0%	4,882	3,858	26.5%
Middle East & Africa	834	2,061	(59.5)%	179	588	(69.6)%
South & Southeast Asia	10	—	—%	10	—	—%
East Asia & Australia	24,799	23,253	6.6%	8,601	7,976	7.8%
Latin America & Canada (1)	316	202	56.4%	114	89	28.1%
Total Heated Tobacco Units	54,402	42,539	27.9%	18,967	15,985	18.7%
Cigarettes and Heated Tobacco Units
European Union	140,211	141,903	(1.2)%	50,360	50,712	(0.7)%
Eastern Europe	85,111	82,992	2.6%	30,543	31,237	(2.2)%
Middle East & Africa	88,921	104,018	(14.5)%	31,082	37,582	(17.3)%
South & Southeast Asia	108,189	130,230	(16.9)%	37,248	42,362	(12.1)%
East Asia & Australia	59,953	61,903	(3.2)%	19,385	20,668	(6.2)%
Latin America & Canada	45,858	53,108	(13.7)%	15,813	16,943	(6.7)%
Total Cigarettes and Heated Tobacco Units	528,243	574,154	(8.0)%	184,431	199,504	(7.6)%
(1) Includes shipments to Altria Group, Inc., commencing in the third quarter of 2019, for sale in the United States under license.

Following the deconsolidation of our Canadian subsidiary, we will continue to report the volume of brands sold by RBH for which other PMI subsidiaries are the trademark owners. These include HEETS, Next, Philip Morris and Rooftop.

Heated tobacco units ("HTU") is the term we use to refer to heated tobacco consumables, which for us include our HEETS, HEETS Creations, HEETS Dimensions, HEETS Marlboro and HEETS FROM MARLBORO (defined collectively as HEETS), Marlboro HeatSticks and Parliament HeatSticks, as well as the KT&G-licensed brand, Fiit (outside of Korea).

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

2020 third-quarter and nine months year-to-date estimates for total industry volume and market share in certain geographies reflect limitations on the availability and accuracy of industry data during pandemic-related restrictions.

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

Key market data regarding total market size, our shipments and market share are shown in the tables below:

	For the Nine Months Ended September 30,
			PMI Shipments (billion units)						PMI Market Share (%)(1)
Market	Total Market (billion units)		Total		Cigarette		Heated Tobacco Unit		Total		Heated Tobacco Unit
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Total	1,892.9	2,018.7	528.2	574.2	473.8	531.6	54.4	42.5	27.9	28.4	2.9	2.1

European Union
France	28.0	29.1	12.7	13.1	12.5	13.1	0.1	0.1	44.9	44.9	0.5	0.2
Germany	56.4	55.1	22.0	20.8	20.8	20.2	1.2	0.6	38.9	37.7	2.1	1.1
Italy	50.8	51.1	26.7	26.6	22.8	24.1	4.0	2.5	52.0	51.6	7.6	4.3
Poland	35.0	35.4	13.6	14.5	12.1	13.8	1.6	0.7	38.9	41.1	4.5	2.1
Spain	31.7	34.4	10.1	11.3	9.8	11.1	0.3	0.2	31.5	31.5	1.0	0.7

Eastern Europe
Russia	163.6	168.1	51.6	48.8	42.3	43.4	9.3	5.3	32.3	29.7	6.0	3.3

Middle East & Africa
Saudi Arabia	15.8	16.1	6.2	6.7	6.2	6.7	—	—	38.5	40.5	0.2	—
Turkey	86.6	93.4	35.3	40.6	35.3	40.6	—	—	40.7	43.4	—	—

South & Southeast Asia
Indonesia	201.7	222.7	58.3	72.1	58.3	72.1	—	—	28.9	32.4	—	—
Philippines	47.0	52.7	32.1	37.2	32.1	37.2	—	—	68.4	70.7	—	—

East Asia & Australia
Australia	8.3	9.2	2.5	2.6	2.5	2.6	—	—	29.6	27.6	—	—
Japan	111.3	120.1	38.8	40.5	17.7	20.9	21.1	19.5	36.7	34.3	20.0	16.9
Korea	54.8	51.7	11.3	11.8	7.8	8.2	3.5	3.6	20.7	22.9	6.4	6.9

Latin America & Canada
Argentina	24.1	24.7	14.9	17.6	14.9	17.6	—	—	61.9	71.2	—	—
Mexico	21.9	25.1	13.6	16.6	13.6	16.6	—	—	62.0	65.9	0.2	—

(1) Market share estimates are calculated using IMS data
Note: % change for Total Market and PMI shipments is computed based on millions of units; PMI Market Share estimates for previous periods are restated to reflect RBH deconsolidation and exclude RBH-owned brands.

	For the Three Months Ended September 30,
			PMI Shipments (billion units)						PMI Market Share (%)(1)
Market	Total Market (billion units)		Total		Cigarette		Heated Tobacco Unit		Total		Heated Tobacco Unit
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Total	669.8	693.5	184.4	199.5	165.5	183.5	19.0	16.0	28.2	28.9	3.1	2.3

European Union
France	9.8	10.2	4.2	4.5	4.1	4.5	—	—	45.3	45.0	0.5	0.2
Germany	20.4	20.7	7.4	7.4	7.0	7.2	0.4	0.2	36.4	35.7	1.9	1.1
Italy	18.8	18.3	9.7	9.5	8.2	8.5	1.5	1.1	52.1	52.0	7.8	4.6
Poland	13.5	12.5	5.1	5.3	4.5	5.0	0.6	0.3	37.8	42.5	4.7	2.4
Spain	11.7	12.6	3.7	3.8	3.6	3.8	0.1	0.1	32.2	31.6	0.9	0.7

Eastern Europe
Russia	60.0	61.8	18.6	18.9	15.5	16.2	3.1	2.7	31.7	30.7	5.8	4.0

Middle East & Africa
Saudi Arabia	5.5	5.5	2.4	2.0	2.4	2.0	—	—	36.9	40.8	0.4	—
Turkey	32.3	31.8	13.5	14.2	13.5	14.2	—	—	41.7	44.5	—	—

South & Southeast Asia
Indonesia	70.2	77.5	19.8	25.0	19.8	25.0	—	—	28.2	32.3	—	—
Philippines	17.5	17.3	11.7	12.4	11.7	12.4	—	—	66.8	71.4	—	—

East Asia & Australia
Australia	3.2	3.2	1.0	0.9	1.0	0.9	—	—	29.8	27.7	—	—
Japan	40.7	41.9	11.9	13.3	4.6	6.5	7.3	6.8	36.9	34.5	20.5	17.1
Korea	20.2	18.4	3.9	4.1	2.7	2.9	1.2	1.1	19.5	22.2	6.0	6.2

Latin America & Canada
Argentina	8.4	8.4	4.9	5.9	4.9	5.9	—	—	58.1	69.6	—	—
Mexico	7.7	7.7	4.8	4.9	4.8	4.9	—	—	62.7	63.4	0.2	—

(1) Market share estimates are calculated using IMS data
Note: % change for Total Market and PMI shipments is computed based on millions of units; PMI Market Share estimates for previous periods are restated to reflect RBH deconsolidation and exclude RBH-owned brands.

Consolidated Operating Results for the Nine Months Ended September 30, 2020

The following discussion compares our consolidated operating results for the nine months ended September 30, 2020, with the nine months ended September 30, 2019.

Our total shipment volume decreased by 8.0%, due to:
•the EU, reflecting lower cigarette shipment volume, notably in Italy, Poland and Spain, partly offset by higher heated tobacco unit shipment volume across the Region, particularly in Italy and Poland;
•Middle East & Africa, reflecting lower cigarette shipment volume, primarily in PMI Duty Free and Turkey, as well as lower heated tobacco unit shipment volume due to PMI Duty Free;
•South & Southeast Asia, reflecting lower cigarette shipment volume, primarily in Indonesia, Pakistan and the Philippines;
•East Asia & Australia, reflecting lower cigarette shipment volume, predominantly in Japan, partly offset by higher heated tobacco unit shipment volume driven by Japan; and

•Latin America & Canada, reflecting lower cigarette shipment volume, primarily in Argentina, Canada (due to the impact of the deconsolidation of RBH), and Mexico, partially offset by Brazil. Excluding the volume impact from the RBH deconsolidation, our total shipment volume in the Region decreased by 12.0%;
partly offset by
•Eastern Europe, reflecting higher heated tobacco unit shipment volume across the Region, notably in Russia and Ukraine, partly offset by lower cigarette shipment volume, mainly in Russia and Ukraine.

Excluding the volume impact from the RBH deconsolidation of approximately 1.0 billion units (reflecting first quarter 2019 volume of RBH-owned brands and including Duty-Free sales of these brands in Canada), PMI's total shipment volume decreased by 7.8%.

Impact of Inventory Movements

The net impact of estimated distributor inventory movements was immaterial. Excluding the volume impact from the deconsolidation of RBH, our total in-market sales declined by 7.7%.

Our cigarette shipment volume by brand and heated tobacco units shipment volume are shown in the table below:

PMI Shipment Volume by Brand (Million Units)
	Nine Months Year-to-Date
	2020	2019	Change
Cigarettes
Marlboro	175,638	196,883	(10.8)%
L&M	69,215	69,765	(0.8)%
Chesterfield	39,274	43,502	(9.7)%
Philip Morris	34,823	36,949	(5.8)%
Parliament	25,575	29,085	(12.1)%
Sampoerna A	23,801	26,012	(8.5)%
Bond Street	18,481	21,099	(12.4)%
Dji Sam Soe	18,344	23,089	(20.6)%
Lark	12,059	15,575	(22.6)%
Fortune	7,008	9,702	(27.8)%
Others	49,623	59,954	(17.2)%
Total Cigarettes	473,841	531,615	(10.9)%
Heated Tobacco Units (1)	54,402	42,539	27.9%
Total Cigarettes and Heated Tobacco Units	528,243	574,154	(8.0)%
(1) Includes shipments to Altria Group, Inc., commencing in the third quarter of 2019, for sale in the United States under license.
Note: Sampoerna A includes Sampoerna; Philip Morris includes Philip Morris/Dubliss; and Lark includes Lark Harmony.

Our cigarette shipment volume of the following brands decreased:

•Marlboro, mainly due to Indonesia, Japan, Mexico, the Philippines, PMI Duty Free and Turkey, partly offset by Russia;
•L&M, notably due to PMI Duty Free and Poland, partly offset by Mexico and Turkey;
•Chesterfield, mainly due to Poland, Russia and Turkey, partly offset by Brazil and Saudi Arabia;
•Philip Morris, primarily due to Argentina and Italy, partly offset by Japan, the Philippines and Russia;
•Parliament, mainly due to PMI Duty Free, Russia and Turkey;
•Sampoerna A in Indonesia, mainly due to premium A Mild;
•Bond Street, largely due to Russia and Ukraine;

•Dji Sam Soe in Indonesia, mainly due to Dji Sam Soe Magnum Mild;
•Lark, primarily due to Japan and Turkey;
•Fortune in the Philippines; and
•"Others," notably due to: the impact of the deconsolidation of RBH in Canada; mid-price Hope in the Philippines, Muratti in Turkey and Sampoerna U in Indonesia; and low-price Baronet (morphed to L&M) in Mexico, Jackpot in the Philippines and Morven in Pakistan; partly offset by mid-price Sampoerna Hijau in Indonesia.
The increase in our heated tobacco unit shipment volume was mainly driven by the EU (notably Italy and Poland), Eastern Europe (notably Russia and Ukraine) and Japan, partly offset by PMI Duty Free.

International Share of Market (excluding China and the United States)

Our total international market share (excluding China and the United States), defined as our cigarette and heated tobacco unit sales volume as a percentage of total industry cigarette and heated tobacco unit sales volume, decreased by 0.5 points to 27.9%, reflecting:
•Total international market share for cigarettes of 25.0%, down by 1.2 points; and
•Total international market share for heated tobacco units of 2.9%, up by 0.8 points.
Our total international cigarette sales volume as a percentage of total industry cigarette sales volume was down by 1.1 points to 25.9%, mainly reflecting: out-switching to heated tobacco units, as well as lower cigarette market share and/or an unfavorable geographic mix impact, notably in Indonesia, Mexico, Pakistan, the Philippines, PMI Duty Free and Turkey, partly offset by Germany and Russia.

Financial Summary
Financial Summary - Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2020	2019	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other(1)
(in millions)
Net Revenues	$21,250	$22,092	(3.8)%	(1.7)%	$(842)	$(469)	$666	$(798)	$(241)
Cost of Sales	(6,997)	(7,735)	9.5%	7.3%	738	173	—	318	247
Marketing, Administration and Research Costs (2)	(5,435)	(6,282)	13.5%	15.6%	847	(131)	—	—	978
Amortization of Intangibles	(55)	(50)	(10.0)%	(10.0)%	(5)	—	—	—	(5)
Operating Income	$8,763	$8,025	9.2%	14.5%	$738	$(427)	$666	$(480)	$979
(1) Cost/Other variance includes the impact of the RBH deconsolidation.
(2) Favorable Cost/Other variance includes the 2019 Russia excise and VAT audit charge of $374 million, the 2019 Canadian tobacco litigation-related expense of $194 million, the 2019 loss on deconsolidation of RBH of $239 million, the 2019 asset impairment and exit costs of $65 million and the 2020 asset impairment and exit costs of ($71 million), as well as the impact of the RBH deconsolidation.
Note: Net Revenues include revenues from shipments of the Platform 1 device, heated tobacco units and accessories to Altria Group, Inc., commencing in the third quarter of 2019, for sale under license in the United States.

For the nine months ended September 30, 2020, net revenues, excluding unfavorable currency, decreased by 1.7%, reflecting: unfavorable volume/mix, primarily due to lower cigarette volume (mainly in Argentina, Indonesia, Italy, Japan, Mexico, the Philippines, PMI Duty Free, Poland, Russia, Spain, Turkey and Ukraine, partly offset by Germany), partially offset by higher heated tobacco unit volume (notably in the EU, Japan, Russia and Ukraine, partly offset by PMI Duty Free); and the unfavorable impact of $241 million, shown in "Cost/Other," mainly resulting from the deconsolidation of RBH; partly offset by a favorable pricing variance (notably driven by Australia, the GCC, Germany, Japan, Mexico, the Philippines, PMI Duty Free and Russia, partially offset by Indonesia and Turkey).

The unfavorable currency in net revenues was due primarily to the Brazilian real, Euro, Indonesian rupiah, Mexican pesos, Russian ruble and Turkish lira, partially offset by the Philippine peso.

Net revenues include $4,890 million in 2020 and $4,053 million in 2019 related to the sale of RRPs. IQOS devices accounted for approximately 8% of RRP net revenues for the nine months ended September 30, 2020, mainly due to a naturally lower ratio of new users to existing users, longer replacement cycles and geographic mix, particularly in the third quarter.

Operating income, excluding unfavorable currency, increased by 14.5%, notably reflecting a favorable comparison, shown in "Cost/Other," of charges recorded September year-to-date 2020 of $71 million, related to asset impairment and exit costs associated with organizational design optimization, to charges recorded in the same period in 2019 of $872 million, related to: asset impairment and exit costs ($65 million) associated with plant closures in Colombia and Pakistan, the loss on the deconsolidation of RBH ($239 million), the Canadian tobacco litigation-related expense ($194 million), and the Russia excise and VAT audit charge ($374 million).

Excluding these 2019 and 2020 charges, and unfavorable currency of $427 million, operating income increased by 4.1%, primarily reflecting: a favorable pricing variance; lower manufacturing costs (driven by productivity gains related to reduced-risk and combustible products) and lower marketing, administration and research costs (partly driven by cost efficiencies); partially offset by unfavorable volume/mix, mainly due to lower cigarette volume (primarily in Argentina, Indonesia, Italy, Japan, Mexico, the Philippines, PMI Duty Free, Poland and Spain, partly offset by Germany), partly offset by higher heated tobacco unit volume (notably in the EU, Japan, Russia and Ukraine, partly offset by PMI Duty Free); and the unfavorable impact of the deconsolidation of RBH, included in "Cost/Other."

Interest expense, net, of $454 million increased by $20 million (4.6%).

Our effective tax rate decreased by 0.8 percentage points to 21.4%. The effective tax rate for the nine months ended September 30, 2020 was favorably impacted by a reduction of estimated U.S. federal and state income tax liabilities for years 2018 and 2019 mostly due to final regulations under the GILTI provisions of the Internal Revenue Code ($93 million), a decrease in deferred tax liabilities related to the fair value adjustment of equity securities held by PMI and a decrease in deferred tax liabilities related to the corporate income tax rate reduction in Indonesia, partially offset by a decrease in deductions related to foreign-derived intangible income for the years 2018 and 2019. The effective tax rate for the nine months ended September 30, 2019, was favorably impacted by the reversal of a deferred tax liability on the unremitted earnings of our Canadian subsidiary, RBH ($49 million), a reduction of estimated U.S. federal income tax on dividend repatriation for the years 2015-2018 ($67 million) and by the Tax Cuts and Jobs Act. We estimate that our full-year 2020 effective tax rate will be 22% to 23%, excluding the discrete tax events mentioned above. Changes in currency exchange rates, earnings mix by taxing jurisdiction or future regulatory developments may have an impact on the effective tax rates, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions. For further details, see Note 9. Income Taxes.

We are regularly examined by tax authorities around the world, and we are currently under examination in a number of jurisdictions. It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible change cannot be made at this time.

Net earnings attributable to PMI of $6.1 billion increased by $511 million or 9.2%. This increase was due primarily to higher operating income as discussed above. Diluted and basic EPS of $3.90 increased by 9.2%. Excluding an unfavorable currency impact of $0.28, diluted EPS increased by 17.1%.

Consolidated Operating Results for the Three Months Ended September 30, 2020
The following discussion compares our consolidated operating results for the three months ended September 30, 2020, with the three months ended September 30, 2019.

Our total shipment volume decreased by 7.6%, due to:

•the EU, reflecting lower cigarette shipment volume, notably in France, Italy and Poland, partly offset by Austria, partially offset by higher heated tobacco unit shipment volume across the Region, notably in Italy and Poland;
•Eastern Europe, reflecting lower cigarette shipment volume, particularly in Russia and Ukraine, partly offset by higher heated tobacco unit shipment volume across the Region, primarily in Russia and Ukraine;

•Middle East & Africa, reflecting lower cigarette shipment volume, mainly in North Africa, PMI Duty Free and Turkey, as well as lower heated tobacco unit shipment volume due to PMI Duty Free;
•South & Southeast Asia, reflecting lower cigarette shipment volume, primarily in Indonesia and the Philippines, partly offset by Pakistan and Thailand;
•East Asia & Australia, reflecting lower cigarette shipment volume, mainly in Japan, partly offset by higher heated tobacco unit shipment volume, primarily in Japan; and
•Latin America & Canada, reflecting lower cigarette shipment volume, primarily in Argentina, partly offset by Brazil.

Impact of Inventory Movements

Excluding the net unfavorable impact of estimated distributor inventory movements of approximately 3.4 billion units, our total in-market sales declined by 5.8%, due to a 8.8% decline in cigarettes, partly offset by a 28.5% increase in heated tobacco units.

The net unfavorable impact of estimated distributor inventory movements of approximately 3.4 billion units reflected a net unfavorable impact of 1.8 billion cigarettes, mainly due to Japan and PMI Duty Free, partly offset by Saudi Arabia, and a net unfavorable impact of 1.6 billion heated tobacco units, primarily due to Japan and Russia.

Our cigarette shipment volume by brand and heated tobacco units shipment volume are shown in the table below:

PMI Shipment Volume by Brand (Million Units)
	Third-Quarter
	2020	2019	Change
Cigarettes
Marlboro	61,581	68,859	(10.6)%
L&M	24,189	24,428	(1.0)%
Chesterfield	13,768	15,001	(8.2)%
Philip Morris	12,254	13,275	(7.7)%
Parliament	9,540	10,407	(8.3)%
Sampoerna A	7,999	8,756	(8.6)%
Bond Street	6,441	7,687	(16.2)%
Dji Sam Soe	6,372	8,599	(25.9)%
Lark	3,846	4,955	(22.4)%
Fortune	2,263	3,215	(29.6)%
Others	17,211	18,337	(6.1)%
Total Cigarettes	165,464	183,519	(9.8)%
Heated Tobacco Units (1)	18,967	15,985	18.7%
Total Cigarettes and Heated Tobacco Units	184,431	199,504	(7.6)%
(1) Includes shipments to Altria Group, Inc., commencing in the third quarter of 2019, for sale in the United States under license.
Note: Sampoerna A includes Sampoerna; Philip Morris includes Philip Morris/Dubliss; and Lark includes Lark Harmony.

Our cigarette shipment volume of the following brands decreased:
•Marlboro, mainly due to Indonesia, Japan and PMI Duty Free, partly offset by the Philippines and Russia;
•L&M, notably due to Egypt, Germany, PMI Duty Free and Poland, partly offset by Mexico, Thailand and Turkey;
•Chesterfield, mainly due to Poland, Russia and Turkey, partly offset by Brazil and Saudi Arabia;
•Philip Morris, primarily due to Argentina and Italy, partly offset by the Philippines and Russia;
•Parliament, mainly due to Japan, Korea, Kuwait, PMI Duty Free and Russia;
•Sampoerna A in Indonesia, mainly due to premium A Mild;

•Bond Street, notably due to Russia;
•Dji Sam Soe in Indonesia, mainly due to Dji Sam Soe Magnum Mild;
•Lark, primarily due to Japan;
•Fortune in the Philippines; and
•"Others," notably due to: mid-price Sampoerna U in Indonesia, partly offset by mid-price Sampoerna Hijau in Indonesia and low-price Morven in Pakistan.

The increase in our heated tobacco unit shipment volume was mainly driven by the EU (notably Italy and Poland), Eastern Europe (notably Russia and Ukraine) and Japan, partly offset by PMI Duty Free.

International Share of Market (excluding China and the United States)

Our total international market share (excluding China and the United States), decreased by 0.7 point to 28.2%, reflecting:
•Total international market share for cigarettes of 25.1%, down by 1.5 points; and
•Total international market share for heated tobacco units of 3.1%, up by 0.8 points.
Our total international cigarette sales volume as a percentage of total industry cigarette sales volume was down by 1.3 points to 26.1%, mainly reflecting: out-switching to heated tobacco units, as well as lower cigarette market share and/or an unfavorable geographic mix impact, notably in Argentina, Indonesia, PMI Duty Free and Ukraine, partly offset by Brazil and Pakistan.

Financial Summary
Financial Summary - Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2020	2019	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$7,446	$7,642	(2.6)%	(1.5)%	$(196)	$(78)	$171	$(275)	$(14)
Cost of Sales	(2,416)	(2,605)	7.3%	6.8%	189	13	—	50	126
Marketing, Administration and Research Costs(1)	(1,769)	(2,234)	20.8%	23.5%	465	(61)	—	—	526
Amortization of Intangibles	(18)	(15)	(20.0)%	(13.3)%	(3)	(1)	—	—	(2)
Operating Income	$3,243	$2,788	16.3%	20.9%	$455	$(127)	$171	$(225)	$636
(1) Favorable Cost/Other variance includes the 2019 Russia excise and VAT audit charge of $374 million and the 2019 asset impairment and exit costs of $22 million.
Note: Net Revenues include revenues from shipments of Platform 1 devices, heated tobacco units and accessories to Altria Group, Inc., commencing in the third quarter of 2019, for sale under license in the United States.

For the three months ended September 30, 2020, net revenues, excluding unfavorable currency, decreased by 1.5%, mainly reflecting: unfavorable volume/mix, primarily due to lower cigarette volume (mainly in Indonesia, Japan and PMI Duty Free), partially offset by higher heated tobacco unit volume (notably in the EU, Japan, Russia and Ukraine, partly offset by PMI Duty Free); partially offset by a favorable pricing variance (notably driven by Germany, Japan, Russia and Saudi Arabia, partly offset by Indonesia and Turkey).

The unfavorable currency in net revenues was due primarily to the Mexican pesos, Russian ruble and Turkish lira, partially offset by the Euro and Japanese yen.

Net revenues include $1,730 million in 2020 and $1,344 million in 2019 related to the sale of RRPs.

Operating income, excluding unfavorable currency, increased by 20.9%, notably reflecting a favorable comparison, shown in "Cost/Other," due to charges recorded in the in the third quarter of 2019 of $396 million, related to: asset impairment and exit costs ($22 million) associated with a plant closure in Colombia and the Russia excise and VAT audit ($374 million).

Excluding these charges and unfavorable currency of $127 million, operating income increased by 5.8%, primarily reflecting: a favorable pricing variance; lower manufacturing costs (driven by productivity gains related to reduced-risk and combustible products); and lower marketing, administration and research costs (partly driven by cost efficiencies); partially offset by unfavorable volume/mix, due to the same factors as for net revenues noted above.

Interest expense, net, of $163 million increased by $31 million (23.5%).

Our effective tax rate decreased by 3.2 percentage points to 20.9%. The effective tax rate for the three months ended September 30, 2020 was favorably impacted by a reduction of estimated U.S. federal and state income tax liabilities for years 2018 and 2019 mostly due to final regulations under the GILTI provisions of the Internal Revenue Code ($93 million), partially offset by a decrease in deductions related to foreign-derived intangible income for the years 2018 and 2019. For further details, see Note 9. Income Taxes.

Net earnings attributable to PMI of $2.3 billion increased by $411 million or 21.7%. This increase was due primarily to higher operating income as discussed above. Diluted and basic EPS of $1.48 increased by 21.3%. Excluding an unfavorable currency impact of $0.09, diluted EPS increased by 28.7%.

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

•regulatory restrictions on our products, including restrictions on the packaging, marketing, and sale of tobacco or other nicotine-containing products that could reduce our competitiveness, eliminate our ability to communicate with adult consumers, or even ban certain of our products;
•fiscal challenges, such as excessive excise tax increases and discriminatory tax structures;
•illicit trade in cigarettes and other tobacco products, including counterfeit, contraband and so-called “illicit whites”;
•intense competition, including from non-tax paid volume by certain local manufacturers;
•pending and threatened litigation as discussed in Note 8. Contingencies; and
•governmental investigations.

Regulatory Restrictions: The tobacco industry operates in a highly regulated environment. The well-known risks of smoking have led regulators to impose significant restrictions and high excise taxes on cigarettes.

Much of the regulation that shapes the business environment in which we operate is driven by the World Health Organization's (“WHO”) Framework Convention on Tobacco Control (“FCTC”), which entered into force in 2005. The FCTC has as its main objective to establish a global agenda for tobacco regulation, with the purpose of reducing tobacco use. To date, 181 countries and the European Union are Parties to the FCTC. The treaty requires Parties to have in place various tobacco control measures and recommends others. The FCTC governing body, the Conference of the Parties (“CoP”), has also adopted non-binding guidelines and policy recommendations related to certain articles of the FCTC that go beyond the text of the treaty. In October 2018, the CoP recognized the need for more scientific assessment and improved reporting to define policy on heated tobacco products. Similar to its previous policy recommendations on e-cigarettes, the CoP invited countries to regulate, restrict or prohibit heated tobacco products, as appropriate under their national laws.

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

We believe that when better alternatives to cigarettes exist, the discussion should not be whether these alternatives should be made available to the more than one billion men and women who smoke today, but how fast, and within what regulatory framework to maximize their adoption while minimizing unintended use. Therefore, we advocate for regulatory frameworks that recognize a significant difference on a risk continuum between combustible tobacco on the one hand and non-combustible tobacco and other nicotine-containing products on the other. Regulation should include measures that will accelerate switching to non-combustible products, for example, by allowing adult consumers who would not otherwise quit to receive truthful and non-misleading information about such products to enable them to make informed decisions and by applying uniform product standards to enable manufacturers to demonstrate the safety of these products, as well as the absence of combustion. Regulation should also include specific rules for ingredients, labeling and consumer communication, and should ensure that the public is informed about the health risks of all combustible and non-combustible tobacco and nicotine-containing products. Importantly, regulation must include measures designed to prevent initiation by youth and non-smokers. We support mandated health warnings, minimum age laws, restrictions on advertising, and public place smoking restrictions. We also support regulatory measures that help reduce illicit trade.

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

EU Tobacco Products Directive: In April 2014, the EU adopted a significantly revised EU Tobacco Products Directive (TPD), which entered into force in May 2016. All Member States have adopted laws transposing the TPD.  The TPD sets forth a comprehensive set of regulatory requirements for tobacco products, including:

•health warnings covering 65% of the front and back panels of cigarette packs, with an option for Member States to further standardize tobacco packaging, including the introduction of plain packaging;
•a ban on characterizing flavors in some tobacco products, with a transition period for menthol that expired in May 2020;
•security features and tracking and tracing measures that became effective on May 20, 2019; and
•a framework for the regulation of novel tobacco products and e-cigarettes, including requirements for health warnings and information leaflets, a prohibition on product packaging text related to reduced risk, and the introduction of notification requirements or authorization procedures in advance of commercialization.

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

EU Tobacco Excise Directive: In addition, the EU Commission is preparing a legislative proposal for the revision of the 2011 EU Tobacco Excise Directive that would include definitions and tax treatment of novel tobacco products and e-cigarettes. The proposal is expected to be finalized by the end of 2021.

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

Other Regulatory Issues: Some regulators are considering, or in some cases have adopted, regulatory measures designed to reduce the supply of tobacco products. These include regulations intended to reduce the number of retailers selling tobacco products by, for example, reducing the overall number of tobacco retail licenses available or banning the sale of tobacco products within specified distances of certain public facilities. In addition, South Africa banned the sale of tobacco products, e-cigarettes, and electronic devices that heat tobacco for several months during the COVID-19 pandemic. The ban, which was lifted on August 17, 2020, resulted in a significant increase of illicit trade of tobacco products.

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

A number of jurisdictions are considering actions to prevent illicit trade. In November 2012, the FCTC adopted the Protocol to Eliminate Illicit Trade in Tobacco Products (the “Protocol”), which includes supply chain control measures, such as licensing of manufacturers and distributors, enforcement of these control measures in free trade zones, controls on duty free and Internet channels and the implementation of tracking and tracing technologies. To date, 62 Parties, including the European Union, have ratified it. The Protocol came into force in September 2018. Parties must start implementing its provisions in their national legislation. In October 2018, the first Meeting of the Parties to the Protocol decided to produce a comprehensive report on good practices for the implementation of tracking and tracing systems and to prepare a conceptual framework for global information sharing to combat illicit tobacco trade. We welcome this decision and expect that other Parties will ratify the Protocol.

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

•to develop RRPs that adult smokers who would otherwise continue to smoke find to be satisfying alternatives to smoking;
•for those adult smokers, our goal is to offer RRPs with a scientifically substantiated risk-reduction profile that approaches as closely as possible that associated with smoking cessation;
•to substantiate the reduction of risk for the individual adult smoker and the reduction of harm to the population as a whole, based on scientific evidence of the highest standard that is made available for scrutiny and review by external independent scientists and relevant regulatory bodies; and
•to advocate for the development of science-based regulatory frameworks for the development and commercialization of RRPs, including the communication of scientifically substantiated information to enable adult smokers to make better consumer choices.

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

In 2014, we introduced our Platform 1 product in pilot city launches in Nagoya, Japan, and in Milan, Italy. Since then, we have continuously expanded our commercialization activities, and the product has been commercialized in 61 markets in key cities or nationwide. While our Platform 1 products are currently available for sale in Mexico, that country recently banned the importation of e-cigarettes and devices that heat tobacco.

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

Our commercialization efforts for the other RRP platforms are as follows:

•We started commercializing an improved version of our IQOS MESH product in New Zealand under the IQOS VEEV brand name and currently plan to launch these products in additional markets under the IQOS VEEV or VEEV brand names.

•With respect to TEEPS, our Platform 2 product, we are finalizing our improvements to this product and plan to conduct a consumer test in the beginning of 2021.

•Following a consumer test, we are improving our Platform 3 product.

Due to the COVID-19 pandemic, these plans may be delayed.

RRP Regulation and Taxation: RRPs contain nicotine and are not risk-free. As we describe in more detail above, we support science-based regulation and taxation of RRPs and believe that regulation and taxation should differentiate between cigarettes and products that present, are likely to present, or have the potential to present less risk of harm to adult smokers who switch to these products versus continued smoking and should recognize a continuum of risk for tobacco and other nicotine-containing products. Regulation, as well as industry practices, should reflect the fact that youth should not consume nicotine in any form.

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

Some states and municipalities in the U.S. have introduced severe restrictions for the sale and marketing of e-cigarettes and products, including those authorized by the FDA. We believe that the restrictions on FDA-authorized products will not advance public health and will unreasonably limit adult consumer access to products that are shown to be a better alternative to continued smoking.

In March 2020, we requested a clarification from the FDA regarding the applicability of its new health warning requirements to our heated tobacco units sold in the United States.

In the U.S., tobacco and nicotine-containing products that were not commercially marketed as of February 15, 2007 are subject to review and authorization by the FDA. Manufacturers of all non-authorized products currently on the market were required to file a PMTA with the FDA by September 9, 2020.

The FDA announced on September 9, 2020 that it will prioritize enforcement against any tobacco and nicotine-containing product sold without a PMTA.

We continue to support regulation and industry practices that reflect the fact that youth should not consume nicotine in any form.

FDA actions may influence the regulatory approach of other governments.

Until recently, there were no countries with specific product standards for heat-not-burn products. Currently, national standards setting minimum quality and safety requirements for such products have been adopted in several countries with technical heat-not-burn specifications and/or methods for demonstrating the absence of combustion. They are mandatory in Egypt, Jordan, Saudi Arabia and the UAE, and voluntary in the U.K., Russia, Ukraine, Kazakhstan, and Kyrgyzstan. In Japan, a voluntary standard has minimum safety requirements for tobacco heating devices. We expect other governments to consider similar product standards and encourage making them mandatory.

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

On October 31, 2019, our Australian subsidiary, Philip Morris Limited (“PML”), submitted an application to the Scheduling Committee of the Therapeutic Goods Administration of Australia (“TGA”) seeking to exempt heated tobacco products from being prohibited in Australia. In August 2020, the TGA issued its decision denying the application and stating that it does not present compelling evidence to establish a public health benefit from greater access to nicotine in heated tobacco products.

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

The foregoing scientific findings of government agencies may not be indicative of the measures that the relevant government authorities could take in regulating our products.

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

Other Developments: In September 2017, we announced our support of the Foundation for a Smoke-Free World. In September 2020, our pledge agreement with the Foundation was amended. We contributed $45 million in 2020 and expect to contribute $40 million in 2021 and $35 million annually from 2022 through 2029, as specified in the amended pledge agreement. To date, we contributed a total of $209.5 million. The Foundation is an independent body and is governed by its independent Board of Directors. The Foundation’s role, as set out in its corporate charter, includes funding research in the field of tobacco harm reduction, encouraging measures that reduce the harm caused by smoking, and assessing the effect of reduced cigarette consumption on the industry value chain.

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

The Public Prosecutor’s office of Rome, Italy, notified our Italian subsidiary, Philip Morris Italia S.r.l. (“PM Italia”), as well as three former or current employees and a former external consultant of PM Italia in July and March 2020, respectively, that it concluded a preliminary investigation against them for alleged contravention of anti-corruption laws and related disruption of trade freedom. The Public Prosecutor alleges that the individuals involved promised certain personal favors to government officials from January to July of 2018 in exchange for favorable treatment for PM Italia, and that PM Italia lacked appropriate organizational controls to prevent the alleged actions by the individuals. In September 2020, the Public Prosecutor referred the matter to trial. PM Italia believes the charges brought against it by the Public Prosecutor are without merit and will defend them vigorously.

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

Products sold under the agreement are subject to careful assessment to ensure they meet the regulatory requirements in the markets where they are launched, as well as our standards of quality and scientific substantiation to confirm the absence of combustion and significant reductions of emissions of harmful chemicals compared to cigarettes. PMI and KT&G will seek any necessary regulatory approvals that may be required on a market-by-market basis. There are no current plans to commercialize KT&G products in the United States.

In the third quarter of 2020, we launched commercial initiatives for licensed KT&G products in select markets.

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

Operating Results – Three Months and Nine Months Ended September 30, 2020

The following discussion compares operating results within each of our operating segments for the three months and nine months ended September 30, 2020, with the three months and nine months ended September 30, 2019.

Unless otherwise stated, references to total industry, total market, our shipment volume and our market share performance reflect cigarettes and heated tobacco units.

European Union:

Financial Summary - Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2020	2019	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$2,950	$2,645	11.5%	10.0%	$305	$40	$82	$183	$—
Operating Income	$1,588	$1,255	26.5%	24.7%	$333	$23	$82	$158	$70

For the three months ended September 30, 2020, net revenues, excluding favorable currency, increased by 10.0%, reflecting: favorable volume/mix, mainly driven by higher heated tobacco unit volume (notably in Germany, Italy and Poland), partly offset by lower cigarette volume (notably in Poland); and a favorable pricing variance (driven by higher combustible pricing, notably in Germany).

Operating income, excluding favorable currency, increased by 24.7%, reflecting: favorable volume/mix, driven by the same factors as for net revenues noted above; a favorable pricing variance; lower manufacturing costs across the Region; and lower marketing, administration and research costs.

Financial Summary - Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2020	2019	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$7,960	$7,381	7.8%	9.6%	$579	$(130)	$142	$567	$—
Operating Income	$3,924	$3,346	17.3%	20.5%	$578	$(107)	$142	$534	$9

For the nine months ended September 30, 2020, net revenues, excluding unfavorable currency, increased by 9.6%, reflecting: favorable volume/mix, mainly driven by higher heated tobacco unit volume across the Region (notably in the Czech Republic, Germany, Hungary, Italy and Poland), partly offset by lower cigarette volume (notably in Italy, Poland and Spain, partly offset by Germany); and a favorable pricing variance (driven by higher combustible pricing across the Region, notably in France and Germany, partly offset by lower heated tobacco unit and IQOS device pricing).

Operating income, excluding unfavorable currency, increased by 20.5%, mainly reflecting: favorable volume/mix, driven by the same factors as for net revenues noted above; a favorable pricing variance; and lower manufacturing costs (notably in Germany and Italy); partly offset by higher marketing, administration and research costs (largely related to increased investments behind reduced-risk products, notably in Poland, as well as 2020 asset impairment and exit costs).

Excluding asset impairment and exit costs of $27 million in 2020 and unfavorable currency of $107 million, operating income increased by 21.3%.

European Union - Total Market, PMI Shipment Volume and Market Share Commentaries

Total market, PMI shipment volume and market share performance are shown in the table below:

European Union Key Data	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2020	2019	% / pp	2020	2019	% / pp
Total Market (billion units)	131.5	132.3	(0.6)%	356.3	363.9	(2.1)%

PMI Shipment Volume (million units)
Cigarettes	45,179	47,238	(4.4)%	126,142	133,093	(5.2)%
Heated Tobacco Units	5,181	3,474	49.1%	14,069	8,810	59.7%
Total European Union	50,360	50,712	(0.7)%	140,211	141,903	(1.2)%

PMI Market Share
Marlboro	17.7%	18.0%	(0.3)	17.7%	18.1%	(0.4)
L&M	6.0%	6.7%	(0.7)	6.3%	6.7%	(0.4)
Chesterfield	5.5%	5.7%	(0.2)	5.6%	5.8%	(0.2)
Philip Morris	2.5%	2.7%	(0.2)	2.5%	2.7%	(0.2)
HEETS	3.9%	2.4%	1.5	3.9%	2.3%	1.6
Others	3.1%	3.1%	—	3.1%	3.2%	(0.1)
Total European Union	38.7%	38.6%	0.1	39.1%	38.8%	0.3

In the third quarter, the estimated total market in the EU decreased by 0.6% to 131.5 billion units, notably driven by:
•Denmark, down by 36.1%, mainly reflecting the net unfavorable impact of estimated trade inventory movements related to a significant excise tax increase on April 1, 2020. Excluding these movements, the total estimated market decreased by 11.8%, mainly due to the impact of excise tax-driven price increases;
•Romania, down by 7.9%, primarily reflecting the impact of pandemic-related lockdown measures; and
•Spain, down by 7.3%, mainly reflecting lower in-bound tourism and border sales due to the pandemic;
partly offset by
•Poland, up by 8.6%, notably reflecting the pandemic-related impact of: lower cross-border (non-domestic) purchases, reduced out-bound tourism and a lower estimated prevalence of illicit trade due to border restrictions.

In the third quarter, our total shipment volume decreased by 0.7% to 50.4 billion units, reflecting:
•lower cigarette shipment volume, mainly due to lower market share (notably in Italy and Poland, partly reflecting out-switching to heated tobacco units);
partly offset by
•higher heated tobacco unit shipment volume across the Region, driven by higher market share (notably in Italy and Poland).

For the nine months year-to-date, the estimated total market in the EU decreased by 2.1% to 356.3 billion units, notably due to:
•Czech Republic, down by 7.5%, primarily reflecting lower border sales due to lockdown measures, particularly during the second quarter;
•France, down by 3.7%, mainly reflecting the impact of price increases in the fourth quarter of 2019 and the first quarter of 2020, partly offset by the pandemic-related impact of lower cross-border (non-domestic) purchases and a lower estimated prevalence of illicit trade due to border restrictions;
•Greece, down by 8.5%, primarily reflecting lower in-bound tourism due to the pandemic;

•Romania, down by 7.1%, mainly reflecting the same factor as in the quarter; and
•Spain, down by 7.8%, primarily reflecting the same factors as in the quarter;
partly offset by
•Germany, up by 2.4%, notably reflecting the pandemic-related impact of lower cross-border (non-domestic) purchases and reduced out-bound tourism, partly offset by the impact of retail price increases in the first quarter of 2020 and adult smoker out-switching to other combustible tobacco products.

For the nine months year-to-date, our total shipment volume decreased by 1.2% to 140.2 billion units, reflecting:
•lower cigarette shipment volume, mainly due to the lower total market and lower cigarette market share (notably in Italy and Poland, partly reflecting out-switching to heated tobacco units);
partly offset by
•higher heated tobacco unit shipment volume across the Region (notably in Germany, Italy and Poland), driven by higher market share.

Eastern Europe:

Financial Summary - Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2020	2019	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$899	$899	—%	7.3%	$—	$(66)	$64	$2	$—
Operating Income (Loss)	$245	$(101)	+100%	+100%	$346	$(105)	$64	$17	$370

For the three months ended September 30, 2020, net revenues, excluding unfavorable currency, increased by 7.3%, mainly reflecting: a favorable pricing variance, driven by higher combustible pricing (predominantly in Russia); and favorable volume/mix, mainly driven by higher heated tobacco unit volume across the Region (primarily in Russia and Ukraine), largely offset by unfavorable cigarette volume/mix in Russia.

Operating income, excluding unfavorable currency, increased by +100%, notably reflecting a favorable comparison, shown in "Cost/Other," due to a charge recorded in the third quarter of 2019 of $374 million related to the Russia excise and VAT audit.

Excluding this charge and unfavorable currency of $105 million, operating income increased by 28.2%, reflecting: a favorable pricing variance; favorable volume/mix, reflecting the same drivers as for net revenues noted above; and lower manufacturing costs (mainly in Russia); partially offset by higher marketing, administration and research costs due to Russia.

Financial Summary - Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2020	2019	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$2,470	$2,300	7.4%	13.7%	$170	$(145)	$105	$210	$—
Operating Income	$610	$284	+100%	+100%	$326	$(208)	$105	$156	$273

For the nine months ended September 30, 2020, net revenues, excluding unfavorable currency, increased by 13.7%, reflecting: favorable volume/mix, predominantly driven by higher heated tobacco unit volume across the Region (notably in Russia and Ukraine) and higher heated tobacco unit mix (mainly in Russia), partly offset by unfavorable cigarette volume (primarily in Russia and Ukraine, partially offset by Israel) and unfavorable cigarette mix (mainly in Russia); and a favorable pricing variance, driven by higher combustible pricing (primarily in Russia and Ukraine), partly offset by lower IQOS device pricing (mainly in Russia).

Operating income, excluding unfavorable currency, increased by +100%, notably reflecting a favorable comparison, shown in "Cost/Other," of charges recorded September year-to-date 2020 of $7 million, related to asset impairment and exit costs associated with organizational design optimization, to a charge recorded in the same period in 2019 of $374 million, related to the Russia excise and VAT audit.

Excluding these 2019 and 2020 charges and unfavorable currency of $208 million, operating income increased by 25.4%, reflecting: favorable volume/mix, driven by the same factors as for net revenues noted above; and a favorable pricing variance; partly offset by higher marketing, administration and research costs (partly related to increased investments behind reduced-risk products, notably in Russia); and higher manufacturing costs due to Russia.

Eastern Europe - Total Market, PMI Shipment Volume and Market Share Commentaries

In the third quarter, the estimated total market in Eastern Europe decreased, mainly due to:
•Russia, down by 2.9%, primarily reflecting the impact of price increases; and
•Ukraine, down by 7.4%, mainly reflecting the impact of excise tax-driven price increases.

For the nine months year-to-date, the estimated total market in Eastern Europe decreased, notably due to:
•Russia, down by 2.7%, or by 4.3% excluding the net favorable impact of estimated trade inventory movements, primarily reflecting the same factor as in the quarter; and
•Ukraine, down by 9.7%, mainly reflecting the impact of excise tax-driven price increases, as well as reduced adult smoker average daily consumption, notably in the second quarter of 2020, due to lockdown measures.

PMI Shipment Volume (million units)	Third-Quarter			Nine Months Year-to-Date
	2020	2019	Change	2020	2019	Change
Cigarettes	25,661	27,379	(6.3)%	70,737	74,779	(5.4)%
Heated Tobacco Units	4,882	3,858	26.5%	14,374	8,213	75.0%
Total Eastern Europe	30,543	31,237	(2.2)%	85,111	82,992	2.6%

In the third quarter, our total shipment volume decreased by 2.2% to 30.5 billion units, notably due to:
•Russia, down by 1.4%. Excluding the net unfavorable impact of estimated distributor inventory movements, PMI's in-market sales increased by 0.4%, mainly reflecting a higher market share, driven by heated tobacco units, partly offset by the lower total market.

For the nine months year-to-date, our total shipment volume increased by 2.6% to 85.1 billion units, mainly due to:
•Russia, up by 5.8%, primarily reflecting a higher market share, driven by heated tobacco units, partly offset by the lower total market;
partly offset by
•Ukraine, down by 4.8%, mainly due to the lower total market, partly offset by a higher market share, driven by heated tobacco units.

Middle East & Africa:

Financial Summary - Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2020	2019	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$768	$1,127	(31.9)%	(29.4)%	$(359)	$(28)	$6	$(325)	$(12)
Operating Income	$261	$519	(49.7)%	(46.8)%	$(258)	$(15)	$6	$(271)	$22

For the three months ended September 30, 2020, net revenues, excluding unfavorable currency, decreased by 29.4%, primarily reflecting: unfavorable volume/mix, mainly due to lower cigarette and heated tobacco unit volume in PMI Duty Free; partly offset by a favorable pricing variance, driven by PMI Duty Free and Saudi Arabia, largely offset by Turkey.

Operating income, excluding unfavorable currency, decreased by 46.8%, notably reflecting: unfavorable volume/mix, due to the same factor as for net revenues noted above; partly offset by lower marketing, administration and research costs; lower manufacturing costs; and a favorable pricing variance.

Financial Summary - Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2020	2019	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$2,348	$3,058	(23.2)%	(21.7)%	$(710)	$(46)	$123	$(736)	$(51)
Operating Income	$819	$1,304	(37.2)%	(35.0)%	$(485)	$(29)	$123	$(565)	$(14)

For the nine months ended September 30, 2020, net revenues, excluding unfavorable currency, decreased by 21.7%, reflecting: unfavorable volume/mix, mainly due to lower cigarette volume (predominantly in PMI Duty Free and Turkey) and lower heated tobacco unit volume in PMI Duty Free; and lower fees for certain distribution rights billed to customers in certain markets, shown in "Cost/Other"; partially offset by a favorable pricing variance, driven by combustible pricing (mainly in the GCC, particularly Saudi Arabia, as well as Egypt and PMI Duty Free, partly offset by Turkey).

Operating income, excluding unfavorable currency, decreased by 35.0%, mainly reflecting: unfavorable volume/mix, predominantly due to lower cigarette and heated tobacco unit volume in PMI Duty Free; and unfavorable "Cost/Other," mainly due to lower fees for certain distribution rights, as noted above for net revenues; partially offset by a favorable pricing variance; and lower marketing, administration and research costs.

Excluding asset impairment and exit costs of $9 million in 2020 and unfavorable currency of $29 million, operating income decreased by 34.3%.

Middle East & Africa - Total Market, PMI Shipment Volume and Market Share Commentaries

In the third quarter, the estimated total market in the Middle East & Africa decreased, mainly due to:
•International Duty Free, down by 72.8%, reflecting the impact of government travel restrictions and reduced passenger traffic due to the pandemic; and

•South Africa, down by 25.8%, reflecting the impact of the pandemic-related ban on all tobacco sales through August 17, 2020.

For the nine months year-to-date, the estimated total market in the Middle East & Africa decreased, mainly due to:
•Egypt, down by 5.4%, notably reflecting pandemic-related supply-chain shortages involving competitors' products and reductions in adult smoker average daily consumption during the lockdown;
•International Duty Free, down by 63.1%, reflecting the same factors as in the quarter;
•South Africa, down by 42.7%, primarily reflecting the same factor as in the quarter; and
•Turkey, down by 7.3%, mainly reflecting the impact of lockdown measures on adult smoker average daily consumption, as well as a higher prevalence of illicit trade related to cut tobacco, particularly during the first-half of 2020, following significant industry-wide price increases in 2019.

PMI Shipment Volume (million units)	Third-Quarter			Nine Months Year-to-Date
	2020	2019	Change	2020	2019	Change
Cigarettes	30,903	36,994	(16.5)%	88,087	101,957	(13.6)%
Heated Tobacco Units	179	588	(69.6)%	834	2,061	(59.5)%
Total Middle East & Africa	31,082	37,582	(17.3)%	88,921	104,018	(14.5)%

In the third quarter, our total shipment volume decreased by 17.3% to 31.1 billion units, notably due to:
•PMI Duty Free, down by 93.7%, or by 68.7% excluding the net unfavorable impact of estimated distributor inventory movements (driven by cigarettes), mainly reflecting the lower total market; and
•Turkey, down by 4.9%, primarily reflecting a lower market share mainly due to adult smoker down-trading following 2019 retail price increases;
partly offset by
•Saudi Arabia, up by 23.4%. Excluding the net favorable impact of estimated distributor inventory movements of 0.7 billion cigarettes, PMI's in-market sales decreased by 9.4%, mainly reflecting a lower market share due to adult smoker down-trading following VAT-driven retail price increases and the temporary adverse impact of the transition to a new distributor.

For the nine months year-to-date, our total shipment volume decreased by 14.5% to 88.9 billion units, notably due to:
•PMI Duty Free, down by 68.9%, or by 59.2% excluding the net unfavorable impact of estimated distributor inventory movements (driven by cigarettes), mainly reflecting the lower total market; and
•Turkey, down by 13.0%, mainly reflecting the lower total market and a lower market share, notably due to adult smoker down-trading following the 2019 price increases.

South & Southeast Asia:

Financial Summary - Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2020	2019	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$1,071	$1,246	(14.0)%	(14.3)%	$(175)	$3	$(90)	$(88)	$—
Operating Income	$402	$539	(25.4)%	(24.9)%	$(137)	$(3)	$(90)	$(60)	$16

For the three months ended September 30, 2020, net revenues, excluding favorable currency, decreased by 14.3%, reflecting: an unfavorable pricing variance, due to Indonesia; and unfavorable volume/mix, principally due to lower cigarette volume in Indonesia, partly offset by favorable cigarette mix in Indonesia.

Operating income, excluding unfavorable currency, decreased by 24.9%, primarily reflecting: an unfavorable pricing variance; and unfavorable volume/mix, due to the same factors as for net revenues noted above; partly offset by lower marketing, administration and research costs (notably in Indonesia).

Financial Summary - Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2020	2019	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$3,211	$3,607	(11.0)%	(10.3)%	$(396)	$(24)	$54	$(426)	$—
Operating Income	$1,290	$1,471	(12.3)%	(12.3)%	$(181)	$—	$54	$(296)	$61

For the nine months ended September 30, 2020, net revenues, excluding unfavorable currency, decreased by 10.3%, reflecting: unfavorable volume/mix, primarily due to lower cigarette volume in Indonesia and the Philippines, partly offset by favorable cigarette mix in Indonesia; partially offset by a favorable pricing variance, principally driven by combustible pricing in the Philippines, partly offset by Indonesia.

Operating income, excluding currency, decreased by 12.3%, mainly reflecting: unfavorable volume/mix, due to the same factors as for net revenues noted above; partially offset by a favorable pricing variance; and lower marketing, administration and research costs (notably in Indonesia).

Excluding lower asset impairment and exit costs of $9 million and currency, operating income decreased by 12.7%.

South & Southeast Asia - Total Market, PMI Shipment Volume and Market Share Commentaries

In the third quarter, the estimated total market in South & Southeast Asia decreased, notably due to:
•India, down by 14.0%, primarily reflecting the impact of lockdown restrictions on the movement of certain products, including tobacco; and
•Indonesia, down by 9.3%, or by 6.1% excluding the net unfavorable impact of estimated trade inventory movements, mainly reflecting the impact of excise tax-driven price increases and pandemic-related measures on adult smoker average daily consumption;
partly offset by
•Pakistan, up by 32.3%, or by 1.0% excluding the net favorable impact of estimated trade inventory movements related to the timing of price increases in 2019.

For the nine months year-to-date, the estimated total market in South & Southeast Asia decreased, notably due to:
•India, down by 20.4%, mainly reflecting the same factor as in the quarter;
•Indonesia, down by 9.4%, or by 11.8% excluding the net favorable impact of estimated trade inventory movements, primarily reflecting the same factors as in the quarter;
•Pakistan, down by 14.8%, mainly reflecting the impact of excise tax-driven price increases in June 2019 and value brand price increases in February 2020, coupled with the impact of trade supply disruption on tobacco product availability due to lockdown measures; and
•the Philippines, down by 10.7%, mainly reflecting the impact of pandemic-related quarantines, as well as industry-wide price increases in the third quarter of 2019.

PMI Shipment Volume (million units)	Third-Quarter			Nine Months Year-to-Date
	2020	2019	Change	2020	2019	Change
Cigarettes	37,238	42,362	(12.1)%	108,179	130,230	(16.9)%
Heated Tobacco Units	10	—	—%	10	—	—%
Total South & Southeast Asia	37,248	42,362	(12.1)%	108,189	130,230	(16.9)%

In the third quarter, our total shipment volume decreased by 12.1% to 37.2 billion units, notably due to:
•Indonesia, down by 20.8%, reflecting the lower total market, as well as a lower market share, mainly due to: adult smoker down-trading to the tax-advantaged 'below tier one' segment, the impact of elevated price gaps in the tier one segment (partly due to the delay in minimum price enforcement), and the disproportionate impact of stricter public mobility restrictions in urban areas, where PMI’s share is higher; and
•the Philippines, down by 5.5%, mainly reflecting a lower market share for mid-price Fortune due to the impact of price increases in the third quarter of 2019;
partly offset by
•Pakistan, up by 36.0%, primarily reflecting the higher total market.

For the nine months year-to-date, our total shipment volume decreased by 16.9% to 108.2 billion units, notably due to:
•Indonesia, down by 19.1%, reflecting the lower total market, as well as a lower market share, mainly due to the same factors as in the quarter;
•Pakistan, down by 26.2%, mainly reflecting the lower total market and a lower market share, mainly due to low-price Morven; and
•the Philippines, down by 13.7%, mainly reflecting the lower total market and a lower market share, primarily due to the same factor as in the quarter.

East Asia & Australia:

Financial Summary - Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2020	2019	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$ 1,358	$ 1,252	8.5%	7.0%	$106	$18	$92	$(4)	$—
Operating Income	$ 637	$ 451	41.2%	37.5%	$186	$17	$92	$(38)	$115

For the three months ended September 30, 2020, net revenues, excluding favorable currency, increased by 7.0%, reflecting: a favorable pricing variance, primarily driven by higher heated tobacco and combustible pricing in Japan (due to the impact of distributor inventory revaluation associated with the October 1, 2020, excise tax-driven price increases); partially offset by unfavorable volume/mix, mainly due to: lower cigarette volume in Japan and unfavorable cigarette mix in Australia, largely offset by higher IQOS device and heated tobacco unit volume (principally in Japan).

Operating income, excluding favorable currency, increased by 37.5%, mainly reflecting: a favorable pricing variance; lower manufacturing costs (primarily related to Japan); and lower marketing, administration and research costs (mainly related to reduced-risk products, notably in Japan); partly offset by unfavorable volume/mix, due to the same factors as for net revenues noted above.

Financial Summary - Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2020	2019	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$4,045	$4,094	(1.2)%	(1.1)%	$(49)	$(3)	$135	$(181)	$—
Operating Income	$1,792	$1,520	17.9%	17.8%	$272	$2	$135	$(134)	$269

For the nine months ended September 30, 2020, net revenues, excluding unfavorable currency, decreased by 1.1%, reflecting: unfavorable volume/mix, mainly due to lower cigarette volume (primarily in Australia and Japan) and unfavorable cigarette mix in Australia, partly offset by higher heated tobacco unit volume in Japan; partially offset by a favorable pricing variance, mainly driven by higher heated tobacco and combustible pricing in Japan (partly reflecting the same factor as in the third quarter) and higher combustible pricing in Australia, partly offset by lower IQOS device pricing in Japan.

Operating income, excluding favorable currency, increased by 17.8%, mainly reflecting: lower marketing, administration and research costs (notably in Japan); lower manufacturing costs (mainly related to Japan and Korea); and a favorable pricing variance; partly offset by unfavorable volume/mix, primarily due to the same factors as for net revenues noted above.

Excluding asset impairment and exit costs of $13 million in 2020 and favorable currency of $2 million, operating income increased by 18.6%.

East Asia & Australia - Total Market, PMI Shipment Volume and Market Share Commentaries

In the third quarter, the estimated total market in East Asia & Australia, excluding China, increased, primarily due to:
•Korea, up by 10.2%, or by 4.7% excluding the net favorable impact of estimated trade inventory movements, mainly driven by the shift of adult smokers from duty-free to domestic purchases due to the pandemic-related decline in international travel; and
•Taiwan, up by 8.0%, mainly driven by the same factor as for Korea;
partly offset by

•Japan, down by 2.8%, or by 9.0% excluding the net favorable impact of estimated trade inventory movements (primarily related to the October 1, 2020, excise tax-driven retail price increases), notably due to adult smoker out-switching from cigarettes to the cigarillo category.

For the nine months year-to-date, the estimated total market in East Asia & Australia, excluding China, decreased, notably due to:
•Japan, down by 7.3%, or by 10.2% excluding the net favorable impact of estimated trade inventory movements. The lower total market mainly reflected the impact of reduced adult smoker consumption occasions due to pandemic-related measures, as well as adult smoker out-switching from cigarettes to the cigarillo category; and
•Australia, down by 9.9%, or by 3.9% excluding the net unfavorable impact of estimated trade inventory movements, primarily reflecting the impact of excise tax-driven price increases;
partly offset by
•Korea, up by 6.0%, notably driven by the same factor as in the quarter.

PMI Shipment Volume (million units)	Third-Quarter			Nine Months Year-to-Date
	2020	2019	Change	2020	2019	Change
Cigarettes	10,784	12,692	(15.0)%	35,154	38,650	(9.0)%
Heated Tobacco Units	8,601	7,976	7.8%	24,799	23,253	6.6%
Total East Asia & Australia	19,385	20,668	(6.2)%	59,953	61,903	(3.2)%

In the third quarter, our total shipment volume decreased by 6.2% to 19.4 billion units, notably in:
•Japan, down by 10.6%. Excluding the net unfavorable impact of estimated distributor inventory movements of 1.3 billion cigarettes and 0.7 billion heated tobacco units, PMI's in-market sales increased by 4.2%, mainly driven by a higher market share for heated tobacco units, partly offset by the lower total market and a lower market share for cigarettes.

For the nine months year-to-date, our total shipment volume decreased by 3.2% to 60.0 billion units, notably in:
•Japan, down by 4.2%, or by 0.9% excluding the net unfavorable impact of estimated distributor inventory movements, mainly due to the lower total market and a lower market share for cigarettes, partly offset by a higher market share for heated tobacco units; and
•Korea, down by 4.2%, primarily due to a lower market share, mainly reflecting the unfavorable impact of the growth of the cigarette new taste dimension segment, in which PMI has a relatively low share, partly offset by the higher total market.

Latin America & Canada:

Financial Summary - Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2020	2019	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$400	$473	(15.4)%	(5.9)%	$(73)	$(45)	$17	$(43)	$(2)
Operating Income	$110	$125	(12.0)%	23.2%	$(15)	$(44)	$17	$(31)	$43
Note: Net Revenues include revenues from shipments of Platform 1 devices, heated tobacco units and accessories to Altria Group, Inc., commencing in the third quarter of 2019, for sale under license in the United States.

For the three months ended September 30, 2020, net revenues, excluding unfavorable currency, decreased by 5.9%, mainly reflecting: unfavorable volume/mix, notably due to lower cigarette volume in Argentina; partly offset by a favorable pricing variance, predominantly driven by higher combustible pricing in most markets across the Region.

Operating income, excluding unfavorable currency, increased by 23.2%, notably reflecting a favorable comparison, shown in "Cost/Other," due to asset impairment and exit costs of $22 million recorded in the third quarter of 2019 associated with a plant closure in Colombia.

Excluding 2019 asset impairment and exit costs of $22 million and unfavorable currency of $44 million, operating income increased by 4.8%, primarily reflecting: a favorable pricing variance; and lower marketing, administration and research costs (notably in Argentina); partly offset by unfavorable volume/mix (due to the same factor as for net revenues noted above).

Financial Summary - Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2020	2019	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other(1)
(in millions)
Net Revenues	$1,216	$1,652	(26.4)%	(19.1)%	$(436)	$(121)	$107	$(232)	$(190)
Operating Income	$328	$100	+100%	+100%	$228	$(85)	$107	$(175)	$381
(1) Cost/Other variance includes the impact of the RBH deconsolidation.
Note: Net Revenues include revenues from shipments of Platform 1 devices, heated tobacco units and accessories to Altria Group, Inc., commencing in the third quarter of 2019, for sale under license in the United States.

For the nine months ended September 30, 2020, net revenues, excluding unfavorable currency, decreased by 19.1%, reflecting: unfavorable volume/mix, due to lower cigarette volume, mainly in Argentina and Mexico; and the unfavorable impact of the deconsolidation of RBH shown in "Cost/Other"; partly offset by a favorable pricing variance, driven by higher combustible pricing across the Region (notably in Mexico).

Operating income, excluding unfavorable currency, increased by +100%, notably reflecting a favorable comparison, shown in "Cost/Other," of charges recorded September year-to-date 2020 of $4 million, related to asset impairment and exit costs associated with organizational design optimization, to charges recorded in the same period in 2019 of $478 million, related to: asset impairment and exit costs ($45 million) associated with a plant closure in Colombia, the loss on the deconsolidation of RBH ($239 million), and the Canadian tobacco litigation-related expense ($194 million).

Excluding these 2020 and 2019 charges and unfavorable currency of $85 million, operating income decreased by 27.9%, mainly reflecting: unfavorable volume/mix, due to the same factor as for net revenues noted above; and the unfavorable impact of the deconsolidation of RBH, included in "Cost/Other"; partly offset by a favorable pricing variance; and lower marketing, administration and research costs (notably in Argentina).

Latin America & Canada - Total Market, PMI Shipment Volume and Market Share Commentaries

In the third quarter, the estimated total market in Latin America & Canada was essentially stable, notably reflecting:
•Brazil, up by 17.3%, mainly reflecting a lower estimated prevalence of illicit trade due to: reduced price gaps with legal products and the impact of border restrictions imposed as a result of the pandemic;
partly offset by
•Colombia, down by 19.0%, primarily reflecting reduced adult smoker average daily consumption due to the impact of pandemic-related mobility restrictions.

For the nine months year-to-date, the estimated total market in Latin America & Canada decreased, notably due to:
•Colombia, down by 16.5%, primarily reflecting reduced product availability (mainly in the second quarter of 2020) and adult smoker average daily consumption due to the impact of pandemic-related mobility restrictions; and
•Mexico, down by 12.7%, mainly due to the impact of excise tax-driven price increases in January 2020, as well as the impact of pandemic-related measures on adult smoker average daily consumption;
partly offset by
•Brazil, up by 12.2%, mainly reflecting the same factors as in the quarter.

PMI Shipment Volume (million units)	Third-Quarter			Nine Months Year-to-Date
	2020	2019	Change	2020	2019	Change
Cigarettes	15,699	16,854	(6.9)%	45,542	52,906	(13.9)%
Heated Tobacco Units	114	89	28.1%	316	202	56.4%
Total Latin America & Canada	15,813	16,943	(6.7)%	45,858	53,108	(13.7)%

In the third quarter, our total shipment volume decreased by 6.7% to 15.8 billion units, mainly due to:
•Argentina, down by 16.9%, primarily reflecting a lower market share, mainly due to adult smoker down-trading to ultra-low-price brands produced by local manufacturers; and
•Colombia, down by 19.6%, mainly due to the lower total market;
partly offset by
•Brazil, up by 13.9%, mainly reflecting the higher total market.

For the nine months year-to-date, our total shipment volume decreased by 13.7% to 45.9 billion units, or by 12.0% excluding the impact of the RBH deconsolidation, notably due to
•Argentina, down by 15.1%, primarily reflecting a lower market share, mainly due to the impact of retail out-of-stock of PMI brands, during the second quarter, as well as adult smoker down-trading to ultra-low-price brands produced by local manufacturers;
•Canada, down by 26.0%, due to the unfavorable impact of the deconsolidation of RBH; and
•Colombia, down by 17.8%, primarily reflecting the same factor as in the quarter; and
•Mexico, down by 17.9%, mainly due to a lower total market and a lower market share, primarily reflecting: adult smoker down-trading following the January 2020 price increases and the impact of the pandemic on adult smoker consumption patterns;

partly offset by
•Brazil, up by 10.2%, mainly reflecting the higher total market.

Financial Review

Cash Flow Highlights

	For the Nine Months Ended September 30,
(in millions)	2020	2019
Net cash provided by operating activities	$6,650	$6,766
Net cash used in investing activities	(568)	(1,627)
Net cash used in financing activities	(8,031)	(5,102)

Net Cash Provided by Operating Activities

During the first nine months of 2020, net cash provided by operating activities decreased by $0.1 billion compared with the first nine months of 2019. Excluding unfavorable currency movements of $0.3 billion, net cash provided by operating activities increased by $0.2 billion, due primarily to higher net earnings (excluding 2019 non-cash charges related to the Canadian tobacco litigation-related expense and the loss on deconsolidation of RBH), partially offset by higher working capital requirements of $0.2 billion and higher cash payments in 2020 for asset impairment and exit costs.

Higher net earnings for the first nine months of 2020, excluding the impact of the above 2019 non-cash charges, were partly attributable to the Russia excise and VAT audit charge of $374 million which was paid in the third quarter of 2019. For further details, see Note 8. Contingencies.

The higher working capital requirements were primarily due to the timing of shipments and excise tax payments partially offset by less cash used for accounts receivable, due to the varying levels of usage of our factoring arrangements to sell trade receivables and timing of sales and cash collections.

Net Cash Used in Investing Activities

During the first nine months of 2020, net cash used in investing activities decreased by $1.1 billion compared with the first nine months of 2019. This decrease in net cash used in investing activities was primarily due to the reduction of cash in 2019 resulting from the deconsolidation of RBH and lower capital expenditures, partially offset by higher cash collateral posted to secure derivatives designated as net investment hedges of Euro assets principally related to changes in exchange rates between the Euro and the U.S. dollar. For further details on the deconsolidation of RBH, see Note 19. Deconsolidation of RBH. For further details on our derivatives designated as net investment hedges, see Note 5. Financial Instruments.

During the first nine months of 2020, capital expenditures decreased by $234 million compared with the first nine months of 2019. The 2020 and 2019 capital expenditures were primarily related to our ongoing investments in RRPs. We expect total capital expenditures in 2020 to be approximately $0.6 billion, compared to approximately $0.7 billion disclosed previously.

Net Cash Used in Financing Activities

During the first nine months of 2020, net cash used in financing activities increased by $2.9 billion compared with the first nine months of 2019. The change was due primarily to lower proceeds from long-term debt issuances ($2.2 billion proceeds from our U.S. dollar debt issuances in 2020 compared with $3.8 billion proceeds from our U.S. dollar and Euro debt issuances in 2019) and higher long-term debt repayments ($4.0 billion in 2020 compared with $3.0 billion in 2019).

Debt and Liquidity

We define cash and cash equivalents as short-term, highly liquid investments, readily convertible to known amounts of cash that mature within a maximum of three months and have an insignificant risk of change in value due to interest rate or credit risk changes. As a policy, we do not hold any investments in structured or equity-linked products. Our cash and cash equivalents are predominantly held in demand deposits with institutions that have investment-grade long-term credit rating. As part of our cash management strategy and in order to manage counterparty exposure, we also enter into reverse repurchase agreements. Such agreements are collateralized with government or corporate securities held by a custodial bank and, at maturity, cash is paid back to PMI, and the collateral is returned to the bank. For the nine months ended September 30, 2020 and the full-year 2019, the activities for such reverse repurchase agreements were not material.

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

Credit Ratings – The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. At September 30, 2020, our credit ratings and outlook by major credit rating agencies were as follows:

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

At September 30, 2020, our committed credit facilities were as follows:

(in billions)
Type	Committed Credit Facilities
364-day revolving credit, expiring February 2, 2021	$2.0
Multi-year revolving credit, expiring October 1, 2022	3.5
Multi-year revolving credit, expiring February 10, 2025	2.0
Total facilities	$7.5

At September 30, 2020, there were no borrowings under the committed credit facilities, and the entire committed amounts were available for borrowing.

All banks participating in our committed credit facilities have an investment-grade long-term credit rating from the credit rating agencies. We continuously monitor the credit quality of our banking group, and at this time we are not aware of any potential non-performing credit provider.

These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require us to post collateral. The $3.5 billion multi-year revolving credit facility in the table above requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“consolidated EBITDA”) to consolidated interest expense of not less than 3.5 to 1.0 on a rolling four-quarter basis. At September 30, 2020, our ratio calculated in accordance with the agreements was 12.3 to 1.0. We expect to continue to meet our covenants. The terms “consolidated EBITDA” and “consolidated interest expense,” both of which include certain adjustments, are defined in the facility agreement previously filed with the U.S. Securities and Exchange Commission.
In addition to the committed credit facilities discussed above, certain of our subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $2.6 billion at September 30, 2020 and $2.7 billion at December 31, 2019, are for the sole use of our subsidiaries. Borrowings under these arrangements and other bank loans amounted to $152 million at September 30, 2020, and $338 million at December 31, 2019.

Commercial Paper Program – We continue to have access to liquidity in the commercial paper market through programs in place in the U.S. and in Europe having an aggregate issuance capacity of $8.0 billion. At September 30, 2020 and December 31, 2019, we had no commercial paper outstanding. The average commercial paper balance outstanding during the first nine months of 2020 was $1.5 billion. The average commercial paper balance outstanding during 2019 was $2.3 billion.

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

Our operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of September 30, 2020, and September 30, 2019 were $0.6 billion and $0.6 billion, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows.

For further details, see Note 15. Sale of Accounts Receivable to our condensed consolidated financial statements.

Debt – Our total debt was $29.5 billion at September 30, 2020 and $31.0 billion at December 31, 2019.

On February 11, 2020, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.

Our debt issuances in the first nine months of 2020 were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity

U.S. dollar notes	(a)	$750	1.125%	May 2020	May 2023
U.S. dollar notes	(a)	$750	1.500%	May 2020	May 2025
U.S. dollar notes	(a)	$750	2.100%	May 2020	May 2030
(a) Interest on these notes is payable semi-annually in arrears beginning in November 2020.

Guarantees – At September 30, 2020, we were contingently liable for guarantees of our own performance, of which $0.3 billion were related to our obligations under indemnity agreements to enable appeals of customs assessments against our distributors. In October 2020, we guaranteed an obligation for an equity method investee. For further details, see Note 8. Contingencies to our condensed consolidated financial statements. Additionally, we have other guarantees of our own performance, which are primarily related to excise taxes on the shipment of our products. There is no liability in the condensed consolidated financial statements associated with these guarantees. These guarantees have not had, and are not expected to have, a significant impact on PMI’s liquidity.

Equity and Dividends

We discuss our stock awards as of September 30, 2020 in Note 2. Stock Plans to our condensed consolidated financial statements.

During 2019, we did not repurchase any shares under a share repurchase program, and we do not presently intend to repurchase shares of our common stock in 2020.
Dividends paid in the first nine months of 2020 were $5.5 billion. During the third quarter of 2020, our Board of Directors approved a 2.6% increase in the quarterly dividend to $1.20 per common share. As a result, the present annualized dividend rate is $4.80 per common share.

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
Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volume in many of our markets, and we expect that such factors will continue to reduce consumption levels and will increase down-trading and the risk of counterfeiting, contraband, "illicit whites" and legal cross-border purchases. Significant regulatory developments will continue to take place over the next few years in most of our markets, driven principally by the World Health Organization's Framework Convention on Tobacco Control ("FCTC"). Since it came into force in 2005, the FCTC has led to increased efforts by tobacco control advocates and public health organizations to promote increasingly restrictive regulatory measures on the marketing and sale of tobacco products to adult smokers. Regulatory initiatives that have been proposed, introduced or enacted include:

•restrictions on or licensing of outlets permitted to sell cigarettes;
•the levying of substantial and increasing tax and duty charges;
•restrictions or bans on advertising, marketing and sponsorship;
•the display of larger health warnings, graphic health warnings and other labeling requirements;
•restrictions on packaging design, including the use of colors, and plain packaging;
•restrictions on packaging and cigarette formats and dimensions;
•restrictions or bans on the display of tobacco product packaging at the point of sale and restrictions or bans on cigarette vending machines;
•requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents;
•disclosure, restrictions, or bans of tobacco product ingredients;
•increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;
•regulation, restrictions or prohibitions of novel tobacco or nicotine-containing products;
•elimination of duty free sales and duty free allowances for travelers;
•encouraging litigation against tobacco companies; and
•excluding tobacco companies from transparent public dialogue regarding public health and other policy matters.
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
Our business is subject to changes in adult consumer preferences, which may be influenced by local economic conditions. To be successful, we must:
•promote brand equity successfully;
•anticipate and respond to new adult consumer trends;
•develop new products and markets and broaden brand portfolios;
•improve productivity;
•convince adult smokers to convert to our RRPs;
•ensure adequate production capacity to meet demand for our products; and
•be able to protect or enhance margins through price increases.

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
Our intellectual property rights are valuable assets, and their protection is important to our business.  If the steps we take to protect our intellectual property rights globally, including through a combination of trademark, design, patent and other intellectual property rights, are inadequate, or if others infringe or misappropriate our intellectual property rights, notwithstanding legal protection, our business could suffer. Intellectual property rights of third parties may limit our ability to commercialize our products or improve product quality in one or more markets. Competitors or other third parties may claim that we infringe their intellectual property rights. Any such claims, regardless of merit, could divert management’s attention, be costly, disruptive, time-consuming and unpredictable and expose us to litigation costs and damages, and impede our ability to manufacture, commercialize and improve our products. If, as a result, we are unable to manufacture or sell our RRPs or improve their quality in one or more markets, our ability to convert adult smokers to our RRPs in such markets would be adversely affected. See Note 8. Contingencies— Other Litigation to our condensed consolidated financial statements for a description of certain intellectual property proceedings.
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

Item 1.Legal Proceedings.
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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity for each of the three months in the quarter ended September 30, 2020 was as follows:

Period	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2020 – July 31, 2020 (1)	—		$—	—	$—
August 1, 2020 – August 31, 2020 (1)	—		$—	—	$—
September 1, 2020 – September 30, 2020 (1)	—		$—	—	$—
Pursuant to Publicly Announced Plans or Programs	—		$—
July 1, 2020 – July 31, 2020 (2)	3,603		$70.38
August 1, 2020 – August 31, 2020 (2)	280		$76.76
September 1, 2020 – September 30, 2020 (2)	2,074	2,342	$79.77
For the Quarter Ended September 30, 2020	5,957		$73.95

(1)During this reporting period, we did not have an authorized share repurchase program.

(2)Shares repurchased represent shares tendered to us by employees who vested in restricted and performance share unit awards and used shares to pay all, or a portion of, the related taxes.

Item 6.Exhibits.

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
October 27, 2020