Form 10-K
period 2020-12-31
Philip Morris International Inc.
filed 2021-02-09
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑

As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $109 billion based on the closing sale price of the common stock as reported on the New York Stock Exchange.

Class	Outstanding at	January 29, 2021
Common Stock, no par value	1,557,451,856	shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders to be held on May 5, 2021, to be filed with the Securities and Exchange Commission (“SEC”) on or about March 25, 2021.	Part III

In this report, “PMI,” “we,” “us” and “our” refers to Philip Morris International Inc. and its subsidiaries.

Trademarks and service marks in this report are the registered property of, or licensed by, the subsidiaries of Philip Morris International Inc. and are italicized.

PART I

Item 1.Business.

General Development of Business

General

Philip Morris International Inc. is a Virginia holding company incorporated in 1987. We are a leading international tobacco company engaged in the manufacture and sale of cigarettes, as well as smoke-free products, associated electronic devices and accessories, and other nicotine-containing products in markets outside the United States of America. In addition, we ship versions of our Platform 1 device and consumables to Altria Group, Inc. for sale under license in the United States, where these products have received marketing authorizations from the U.S. Food and Drug Administration ("FDA") under the premarket tobacco product application ("PMTA") pathway; the FDA has also authorized the marketing of a version of our Platform 1 device and its consumables as a Modified Risk Tobacco Product ("MRTP"), finding that an exposure modification order for these products is appropriate to promote the public health.

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

Our IQOS smoke-free product brand portfolio includes heated tobacco and nicotine-containing vapor products.  Our leading smoke-free platform ("Platform 1") is a precisely controlled device into which a specially designed heated tobacco unit is inserted and heated to generate an aerosol. Heated tobacco units ("HTU") is the term we use to refer to heated tobacco consumables, which for us include our HEETS, HEETS Creations, HEETS Dimensions, HEETS Marlboro and HEETS FROM MARLBORO (defined collectively as HEETS), Marlboro Dimensions, Marlboro HeatSticks and Parliament HeatSticks, as well as the KT&G-licensed brands, Fiit and Miix (outside of Korea). Platform 1 was first introduced in Nagoya, Japan, in 2014. As of December 31, 2020, Platform 1 is available for sale in 64 markets in key cities or nationwide.

Our cigarettes are sold in more than 175 markets, and in many of these markets they hold the number one or number two market share position. We have a wide range of premium, mid-price and low-price brands. Our portfolio comprises both international and local brands and is led by Marlboro, the world’s best-selling international cigarette, which accounted for approximately 37% of our total 2020 cigarette shipment volume. Marlboro is complemented in the premium-price category by Parliament. Our other leading international cigarette brands are Bond Street, Chesterfield, L&M, Lark and Philip Morris. These seven international cigarette brands contributed approximately 79% of our cigarette shipment volume in 2020. We also own a number of important local cigarette brands, such as Dji Sam Soe, Sampoerna A and Sampoerna U in Indonesia, and Fortune and Jackpot in the Philippines.

Source of Funds — Dividends

We are a legal entity separate and distinct from our direct and indirect subsidiaries. Accordingly, our right, and thus the right of our creditors and stockholders, to participate in any distribution of the assets or earnings of any subsidiary is subject to the prior rights of creditors of such subsidiary, except to the extent that claims of our company itself as a creditor may be recognized. As a holding company, our principal sources of funds, including funds to make payment on our debt securities, are from the receipt of dividends and repayment of debt from our subsidiaries. Our principal wholly owned and majority-owned subsidiaries currently are not limited by long-term debt or other agreements in their ability to pay cash dividends or to make other distributions that are otherwise compliant with law.

Description of Business

We manage our business in six operating segments as follows:

•The European Union Region (“EU”) is headquartered in Lausanne, Switzerland, and covers all the European Union countries and also Switzerland, Norway, Iceland and the United Kingdom;
•The Eastern Europe Region (“EE”) is also headquartered in Lausanne and includes Southeast Europe, Central Asia, Ukraine, Israel and Russia;
•The Middle East & Africa Region (“ME&A”) is also headquartered in Lausanne and covers the African continent, the Middle East, Turkey and our international duty free business;
•The South & Southeast Asia Region (“S&SA”) is headquartered in Hong Kong and includes Indonesia, the Philippines and other markets in this region;
•The East Asia & Australia Region (“EA&A”) is also headquartered in Hong Kong and includes Australia, Japan, South Korea, the People's Republic of China and other markets in this region, as well as Malaysia and Singapore; and
•The Latin America & Canada Region (“LA&C”) is headquartered in New York and covers the South American continent, Central America, Mexico, the Caribbean and Canada. LA&C also includes transactions under license with Altria Group, Inc., for the distribution of our Platform 1 product in the United States.

As of March 22, 2019, we deconsolidated the financial results of our Canadian subsidiary, Rothmans, Benson & Hedges Inc. ("RBH") from our financial statements. For further details, see Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K (“Item 8”) Note 20. Deconsolidation of RBH.

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

2020 estimates for total industry volume and market share in certain geographies reflect limitations on the availability and accuracy of industry data during pandemic-related restrictions.

Our total shipments, including cigarettes and heated tobacco units, decreased by 8.1% in 2020 to 704.6 billion units. We estimate that international industry volumes, including cigarettes and heated tobacco units, were approximately 4.9 trillion units in 2020, a 3.0% decrease from 2019. Excluding the People’s Republic of China (“PRC”), we estimate that international cigarette and heated tobacco unit volume was 2.5 trillion units in 2020, a 5.8% decrease from 2019. We estimate that our reported share of the international market (which is defined as worldwide cigarette and heated tobacco unit volume, excluding the United States of America) was approximately 14.4% in 2020, 15.1% in 2019 and 15.2% in 2018. Excluding the PRC, we estimate that our reported share of the international market was approximately 27.7%, 28.4%, and 28.3% in 2020, 2019 and 2018, respectively.

Shipments of our principal cigarette brand, Marlboro, decreased by 11.3% in 2020 and represented approximately 9.5% of the international cigarette market, excluding the PRC, in 2020, 10.0% in 2019 and 9.7% in 2018.

Total shipment volume of heated tobacco units reached 76.1 billion units in 2020, up from 59.7 billion units in 2019.

We have a market share of at least 15% in approximately 95 markets, including Algeria, Argentina, Australia, Austria, Belgium, Brazil, the Czech Republic, Egypt, France, Germany, Hong Kong, Hungary, Indonesia, Israel, Italy, Japan, Korea, Kuwait, Mexico, the Netherlands, Norway, the Philippines, Poland, Portugal, Russia, Saudi Arabia, Spain, Switzerland, Turkey and Ukraine.

Distribution & Sales

Our main types of distribution are tailored to the characteristics of each market and are often used simultaneously:

•Direct sales and distribution, where we have set up our own distribution selling directly to the retailers;
•Distribution through independent distributors that often distribute other fast-moving consumer goods and are responsible for distribution in a particular market;
•Exclusive zonified distribution, where the distributors are dedicated to us in tobacco products distribution and assigned to exclusive territories within a market;
•Distribution through national or regional wholesalers that then supply the retail trade; and
•Our own brand retail and e-commerce infrastructures for our RRP products and accessories.

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

The competitive environment and our competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors' introduction of lower-price products or innovative products, higher tobacco product taxes, higher absolute prices and larger gaps between retail price categories, and product regulation that diminishes the ability to differentiate tobacco products and restricts adult consumer access to truthful and non-misleading information about our RRPs. Competitors include three large international tobacco companies, new market entrants, particularly with respect to innovative products, several regional and local tobacco companies and, in some instances, state-owned tobacco enterprises, principally in Algeria, Egypt, the PRC, Taiwan, Thailand and Vietnam. Industry consolidation and privatizations of state-owned enterprises have led to an overall increase in competitive pressures. Some competitors have different profit and volume objectives, and some international competitors are susceptible to changes in different currency exchange rates. Certain new market entrants may alienate consumers from innovative products through inappropriate marketing campaigns, messaging and inferior product satisfaction, while not relying on scientific substantiation based on appropriate R&D protocols and standards. The growing use of digital media could increase the speed and extent of the dissemination of inaccurate and misleading information about our RRPs.

Procurement and Raw Materials

We purchase tobacco leaf of various types, grades and styles throughout the world, mostly through independent tobacco suppliers. In 2020, we also contracted directly with farmers in several countries, including Argentina, Brazil, Colombia, Italy, Pakistan and Poland. In 2020, direct sourcing from farmers represented approximately 25% of PMI’s global leaf requirements. The largest supplies of tobacco leaf are sourced from Argentina, Brazil, China, Italy, Indonesia (mostly for domestic use in kretek products), Malawi, Mozambique, the Philippines, Turkey and the United States.

We believe that there is an adequate supply of tobacco leaf in the world markets to satisfy our current and anticipated production requirements.

In addition to tobacco leaf, we purchase a wide variety of direct materials from a total of approximately 400 suppliers. In 2020, our top ten suppliers of direct materials combined represented approximately 55% of our total direct materials purchases. The three most significant direct materials that we purchase are printed paper board used in packaging, acetate tow used in filter making and fine paper used in the manufacturing of cigarettes and heated tobacco units. In addition, the adequate supply and procurement of cloves are of particular importance to our Indonesian business.

We discuss the details of our supply chain for our RRPs in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K (“Item 7”) in Business Environment—Reduced-Risk Products.

 Business Environment

Information called for by this Item is hereby incorporated by reference to the paragraphs in Item 7, Business Environment.

Other Matters

Customers

As described in more detail in “Distribution & Sales” above, in many of our markets we sell our products to distributors. In 2020, sales to a distributor in the European Union Region and a distributor in the East Asia & Australia Region each amounted to 10 percent or more of our consolidated net revenues. See Item 8, Note 12. Segment Reporting for more information. We believe that none of our business segments is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on our consolidated results of operations.  In some of our markets, particularly in the European Union and in the East Asia & Australia Regions, a loss of a distributor may result in a temporary market disruption.

Employees

Our Workforce. At December 31, 2020, we employed approximately 71,000 people worldwide, including full-time, temporary and part-time staff. Our businesses are subject to a number of laws and regulations relating to our relationship with our employees. Generally, these laws and regulations are specific to the location of each business. We engage with legally recognized employee representative bodies and we have collective bargaining agreements in many of the countries in which we operate. In addition, in accordance with European Union requirements, we have established a European Works Council composed of management and elected members of our workforce. We believe we maintain good relations with our employees and their representative organizations.

Our Internal Transformation. To be successful in our transformation to a smoke-free future, we must continue transforming our culture and ways of working, align our talent with our business needs and innovate to become a truly consumer-centric business. To achieve our strategic goals, we need to attract, retain and motivate the best global talent with the right degree of diversity, experience and skills. Therefore, we strive to ensure the development of our existing talent while increasingly recruiting those with the expertise in areas that are new to us such as digital and technical solutions. We set the levels of our compensation and benefit programs that we believe are necessary to achieve these goals and remain competitive with other consumer product companies.

Oversight and Management. Our Board of Directors provides oversight of various matters pertaining to our workforce, and the Compensation and Leadership Development Committee of the Board is responsible for executive compensation matters and oversight of the risks and programs related to talent management. As part of our commitment to workplace diversity in 2020, our Board appointed a Chief Diversity Officer who reports directly to our CEO. Our Code of Conduct highlights our commitment to diversity, inclusion, fairness, safety and equal opportunity in all aspects of employment. We were the first multinational company to receive a global EQUAL-SALARY certification from the EQUAL-SALARY Foundation. This achievement is an important building block on the road to creating a more inclusive gender-balanced workplace and continuing our reputation as a top employer.

Our Initiatives in Response to COVID-19. We focused on business continuity, health and safety of our employees, and rapidly adapting our ways of working to a new environment. We implemented additional safety measures for essential employees in our facilities and offices and continue to pay salaries to those employees who are unable to work due to government restrictions. We enhanced remote work arrangements and digital collaboration and related risk management, and to date, a large majority of our employees continues to work remotely.

Government Regulation

As a company with global operations in a heavily regulated industry, we are subject to multiple laws and regulations of jurisdictions in which we operate. We discuss our regulatory environment in Item 7, Business Environment.

We are subject to international, national and local environmental laws and regulations in the countries in which we do business. We have specific programs across our business units designed to meet applicable environmental compliance requirements and reduce our carbon footprint, wastage, as well as water and energy consumption. We report externally about our climate change mitigation strategy, together with associated targets and results in reducing our carbon footprint, through CDP (formerly known as the Carbon Disclosure Project), the leading international non-governmental organization assessing the work of thousands of companies worldwide in the area of environmental impact, including climate change. Our environmental and occupational health and safety management program includes policies, standard practices and procedures at all our manufacturing centers. Furthermore, we have engaged an external certification body to validate the effectiveness of this management program at our manufacturing centers around the world, in accordance with internationally recognized standards for safety and environmental management. Our subsidiaries expect to continue to make investments in order to drive improved performance and maintain compliance with environmental laws and regulations. We assess and report to our management the compliance status of all our legal entities on a regular basis. Based on current regulations, the management and controls we have in place and our review of climate change risks (both physical and regulatory), environmental expenditures have not had, and are not expected to have, a material adverse effect on our consolidated results of operations, capital expenditures, financial position, earnings or competitive position.

Based on current regulations, compliance with government regulations, including environmental regulations, has not had, and is not expected to have a material adverse effect on our results of operations, capital expenditures, financial position, earnings, or competitive position.

As discussed in more detail in Item 1A. Risk Factors, our financial results could be significantly affected by regulatory initiatives that could result in a significant decrease in demand for our brands. More specifically, any regulatory requirements that lead to a commoditization of tobacco products or impede adult consumers' ability to convert to our RRPs, as well as any significant increase in the cost of complying with new regulatory requirements could have a material adverse effect on our financial results.

Information About Our Executive Officers

The disclosure regarding executive officers is hereby incorporated by reference to the discussion under the heading “Information about our Executive Officers as of February 8, 2021” in Part III, Item 10. Directors, Executive Officers and Corporate Governance of this Annual Report on Form 10-K (“Item 10”).

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

Effective January 1, 2008, PMI entered into an Intellectual Property Agreement with Philip Morris USA Inc., a wholly owned subsidiary of Altria Group, Inc. (“PM USA”). The Intellectual Property Agreement allocates ownership of jointly funded intellectual property as follows:

•PMI owns all rights to jointly funded intellectual property outside the United States, its territories and possessions; and
•PM USA owns all rights to jointly funded intellectual property in the United States, its territories and possessions.

The parties agreed to submit disputes under the Intellectual Property Agreement first to negotiation between senior executives and then to binding arbitration.

Seasonality

Our business segments are not significantly affected by seasonality, although in certain markets cigarette consumption may be lower during the winter months due to the cold weather and may rise during the summer months due to outdoor use, longer daylight, and tourism.

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

Forward-Looking and Cautionary Statements
We may from time to time make written or oral forward-looking statements, including statements contained in this Annual Report on Form 10-K and other filings with the SEC, in reports to stockholders and in press releases and investor webcasts. You can identify these forward-looking statements by use of words such as "strategy," "expects," "continues," "plans," "anticipates," "believes," "will," "estimates," "intends," "projects," "aims," "goals," "targets," "forecasts" and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.
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

Overall Business Risks

Consumption of tax-paid cigarettes continues to decline in many of our markets.
This decline is due to multiple factors, including increased taxes and pricing, governmental actions, the diminishing social acceptance of smoking and health concerns, continuing economic and geopolitical uncertainty, and the continuing prevalence of illicit products. These factors and their potential consequences are discussed more fully below and in Item 7, Business Environment.

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
Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volume in many of our markets, and we expect that such factors will continue to reduce consumption levels and will increase down-trading and the risk of counterfeiting, contraband, "illicit whites" and legal cross-border purchases. Significant regulatory developments will continue to take place over the next few years in most of our markets, driven principally by the World Health Organization's Framework Convention on Tobacco Control ("FCTC"). Since it came into force in 2005, the FCTC has led to increased efforts by tobacco control advocates and public health organizations to promote increasingly restrictive regulatory measures on the marketing and sale of tobacco products to adult smokers. Regulatory initiatives that have been proposed, introduced or enacted include:

•	restrictions on or licensing of outlets permitted to sell cigarettes;

•	the levying of substantial and increasing tax and duty charges;

•	restrictions or bans on advertising, marketing and sponsorship;

•	the display of larger health warnings, graphic health warnings and other labeling requirements;

•	restrictions on packaging design, including the use of colors, and mandating plain packaging;
•	restrictions on packaging and cigarette formats and dimensions;
•	restrictions or bans on the display of tobacco product packaging at the point of sale and restrictions or bans on vending machines;
•	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents;
•	disclosure, restrictions, or bans of tobacco product ingredients;
•	increased restrictions on smoking and use of tobacco and nicotine-containing products in public and work places and, in some instances, in private places and outdoors;
•	restrictions or prohibitions of novel tobacco or nicotine-containing products;
•	elimination of duty free sales and duty free allowances for travelers;

•	encouraging litigation against tobacco companies; and

•	excluding tobacco companies from transparent public dialogue regarding public health and other policy matters.

Our financial results could be significantly affected by regulatory initiatives resulting in a significant decrease in demand for our brands. More specifically, requirements that lead to a commoditization of tobacco products or impede adult consumers' ability to convert to our RRPs, as well as any significant increase in the cost of complying with new regulatory requirements could have a material adverse effect on our financial results.

Changes in the earnings mix and changes in tax laws may result in significant variability in our effective tax rates. Our ability to receive payments from foreign subsidiaries or to repatriate royalties and dividends could be restricted by local country currency exchange controls and other regulations.
We are subject to income tax laws in the United States and numerous foreign jurisdictions. The results of the 2020 U.S. presidential and congressional elections could lead to changes in the U.S. tax system, including significant increases in the U.S. corporate income tax rate and the minimum tax rate on certain earnings of foreign subsidiaries. If ultimately enacted into law, such changes could have a material adverse impact on our effective tax rate thereby reducing our net earnings. Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project undertaken by the Organisation for Economic Co-operation and Development, which recommended changes to numerous long-standing tax principles. If implemented, such changes, as well as changes in taxing jurisdictions’ administrative interpretations, decisions, policies, or positions, could also have a material adverse impact on our effective tax rate thereby reducing our net earnings. In future periods, our ability to recover deferred tax assets could be subject to additional uncertainty as a result of such developments. Furthermore, changes in the earnings mix or applicable foreign tax laws may result in significant variability in our effective tax rates.

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

Risks Related to our International Operations

Because we have operations in numerous countries, our results may be adversely impacted by economic, regulatory and political developments, natural disasters, pandemics or conflicts.
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

Risks Related to Legal Challenges and Investigations

Litigation related to tobacco use and exposure to environmental tobacco smoke could substantially reduce our profitability and could severely impair our liquidity.
There is litigation related to tobacco products pending in certain jurisdictions in which we operate. Damages claimed in some tobacco-related litigation are significant and, in certain cases in Brazil, Canada, and Nigeria, range into the billions of U.S. dollars. We anticipate that new cases will continue to be filed. The FCTC encourages litigation against tobacco product manufacturers. It is possible that our consolidated results of operations, cash flows or financial position could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. See Item 8, Note 17. Contingencies to our condensed consolidated financial statements for a discussion of pending litigation and "Business Environment—Reduced-Risk Products (RRPs)—Legal Challenges to RRPs."

From time to time, we are subject to governmental investigations on a range of matters.
Investigations include allegations of contraband shipments of cigarettes, allegations of unlawful pricing activities within certain markets, allegations of underpayment of income taxes, customs duties and/or excise taxes, allegations of false and misleading usage of descriptors, allegations of unlawful advertising, and allegations of unlawful labor practices. We cannot predict the outcome of those investigations or whether additional investigations may be commenced, and it is possible that our business could be materially affected by an unfavorable outcome of pending or future investigations. See Item 8, Note 17. Contingencies—Other Litigation and “Management's Discussion and Analysis of Financial Condition and Results of Operations—Operating Results by Business Segment—Business Environment—Governmental Investigations” for a description of certain governmental investigations to which we are subject.

We may be unable to adequately protect our intellectual property rights, and disputes relating to intellectual property rights could harm our business.
Our intellectual property rights are valuable assets, and their protection is important to our business. If the steps we take to protect our intellectual property rights globally, including through a combination of trademark, design, patent and other intellectual property rights, are inadequate, or if others infringe or misappropriate our intellectual property rights, notwithstanding legal protection, our business could be adversely impacted. Intellectual property rights of third parties may limit our ability to commercialize our products or improve product quality in one or more markets. Competitors or other third parties may claim that we infringe their intellectual property rights. Any such claims, regardless of merit, could divert management’s attention, be costly, disruptive, time-consuming and unpredictable and expose us to litigation costs and damages, and impede our ability to manufacture, commercialize and improve our products. If, as a result, we are unable to manufacture or sell our RRPs or improve their quality in one or more markets, our ability to convert adult smokers to our RRPs in such markets would be adversely affected. See Item 8, Note 17. Contingencies—Other Litigation to our condensed consolidated financial statements for a description of certain intellectual property proceedings.

Risks Related to our Competitive Environment

We face intense competition, and our failure to compete effectively could have a material adverse effect on our profitability and results of operations.
We are subject to highly competitive conditions in all aspects of our business. We compete primarily on the basis of product quality, brand recognition, brand loyalty, taste, R&D, innovation, packaging, customer service, marketing, advertising and retail price and, increasingly, adult smoker willingness to convert to our RRPs. The competitive environment and our competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors' introduction of lower-price products or innovative products, higher tobacco product taxes, higher absolute prices and larger gaps between retail price categories, and product regulation that diminishes the ability to differentiate tobacco products and restricts adult consumer access to truthful and non-misleading information about our RRPs. Competitors include three large international tobacco companies, new market entrants, particularly with respect to innovative products, several regional and local tobacco companies and, in some instances, state-owned tobacco enterprises, principally in Algeria, Egypt, the PRC, Taiwan, Thailand and Vietnam. Industry consolidation and privatizations of state-owned enterprises have led to an overall increase in competitive pressures. Some competitors have different profit and volume objectives, and some international competitors are susceptible to changes in different currency exchange rates. Certain new market entrants may alienate consumers from innovative products through inappropriate marketing campaigns, messaging and inferior product satisfaction, while not relying on scientific substantiation based on appropriate R&D protocols and standards. The growing use of digital media could increase the speed and extent of the dissemination of inaccurate and misleading information about our RRPs.

We may be unable to anticipate changes in adult consumer preferences.
Our business is subject to changes in adult consumer preferences, which may be influenced by local economic conditions.

To be successful, we must:

•	promote brand equity successfully;
•	anticipate and respond to new adult consumer trends;
•	develop new products and markets and broaden brand portfolios;
•	improve productivity;
•	convince adult smokers to convert to our RRPs;
•	ensure effective adult consumer engagement, including communication about product characteristics and usage of RRPs;
•	provide excellent customer care;
•	ensure adequate production capacity to meet demand for our products; and
•	be able to protect or enhance margins through price increases.

In periods of economic uncertainty, adult consumers may tend to purchase lower-price brands, and the volume of our premium-price and mid-price brands and our profitability could be materially adversely impacted as a result. Such down-trading trends may be reinforced by regulation that limits branding, communication and product differentiation.

Our ability to grow profitability may be limited by our inability to introduce new products, enter new markets or improve our margins through higher pricing and improvements in our brand and geographic mix.
Our profit growth may be adversely impacted if we are unable to introduce new products or enter new markets successfully, to raise prices or to improve the proportion of our sales of higher margin products and in higher margin geographies.

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

Our ability to achieve our strategic goals may be impaired if we fail to attract, motivate and retain the best global talent and effectively align our organizational design with the goals of our transformation.
To be successful, we must continue transforming our culture and ways of working, align our talent and organizational design with our increasingly complex business needs, and innovate and transform to a consumer-centric business. We compete for talent, including in areas that are new to us, such as digital and technical solutions, with companies in the consumer products, technology and other sectors that enjoy greater societal acceptance. As a result, we may be unable to attract, motivate and retain the best global talent with the right degree of diversity, experience and skills to achieve our strategic goals.

Risks Related to the Impact of COVID-19 on our Business

Our business, results of operations, cash flows and financial position will be adversely impacted during the continuation of the COVID-19 pandemic.
The COVID-19 pandemic has created significant societal and economic disruption, and resulted in closures of stores, factories and offices, and restrictions on manufacturing, distribution and travel, all of which have and will continue to adversely impact our business, results of operations, cash flows and financial position while the pandemic continues. Our business continuity plans and other safeguards may not be effective to mitigate the impact of the pandemic.

Currently, significant risks include our diminished ability to convert adult smokers to our RRPs, significant volume declines in our duty-free business and certain other key markets, disruptions or delays in our manufacturing and supply chain, increased currency volatility, and delays in certain cost saving, transformation and restructuring initiatives. Our business could also be adversely impacted if key personnel or a significant number of employees or business partners become unavailable due to the COVID-19 outbreak. The significant adverse impact of COVID-19 on the economic or political conditions in markets in which we operate could result in changes to the preferences of our adult consumers and lower demand for our products, particularly for our mid-price or premium-price brands. Continuation of the pandemic could disrupt our access to the credit markets or increase our borrowing costs. Governments may temporarily be unable to focus on the development of science-based regulatory frameworks for the development and commercialization of RRPs or on the enforcement or implementation of regulations that are significant to our business. In addition, messaging about the potential negative impacts of the use of our products on COVID-19 risks may lead to increasingly restrictive regulatory measures on the sale and use of our products, negatively impact demand for our products and the willingness of adult consumers to switch to our RRPs, and adversely impact our efforts to advocate for the development of science-based regulatory frameworks for the development and commercialization of RRPs.

The impact of these risks also depends on factors beyond our knowledge or control, including the duration and severity of the COVID-19 pandemic in general and specifically in the jurisdictions in which we operate, its recurrence in our key markets, actions taken to contain its spread and to mitigate its public health effects, and the ultimate economic consequences thereof.

Risks Related to Sourcing of Materials, Products and Services

Use of third-party resources may negatively impact quality of our products and services, and we may be required to replace third-party contract manufacturers or service providers with our own resources.
We increasingly rely on third-party resources to manufacture some of our products and product parts (particularly, the electronic devices and accessories) and to provide services, including to support our finance and information technology processes. While many of these arrangements improve efficiencies and decrease our operating costs, they also diminish our direct control. Such diminished control may have an adverse effect on the quality of products or services, our supply chain, and the speed and flexibility in our response to changing market conditions and adult consumer preferences, all of which may place us at a competitive disadvantage. In addition, we may be unable to renew these agreements on satisfactory terms for numerous reasons, including government regulations, and our costs may increase significantly if we must replace such third parties with our own resources.

Government mandated prices, production control programs, shifts in crops driven by economic conditions and the impact of climate change may increase the cost or reduce the quality of the tobacco and other agricultural products used to manufacture our products.
As with other agricultural commodities, the price of tobacco leaf and cloves can be influenced by imbalances in supply and demand and the impacts of natural disasters and pandemics such as COVID-19. Furthermore, crop quality may be influenced by variations in weather patterns, including those caused by climate change. Tobacco production in certain countries is subject to a variety of controls, including government mandated prices and production control programs. Changes in the patterns of demand for agricultural products could cause farmers to produce less tobacco or cloves. Any significant change in tobacco leaf and clove prices, quality and quantity could affect our profitability and our business.

Risks Related to the Success of our Reduced-Risk Products

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

We may be unsuccessful in our attempts to introduce reduced-risk products, and regulators may not permit the commercialization of these products or the communication of scientifically substantiated information and claims.
Our key strategic priorities are: to develop and commercialize products that present less risk of harm to adult smokers who switch to those products versus continued smoking; and to convince current adult smokers who would otherwise continue to smoke to switch to those RRPs. For our efforts to be successful, we must:

•	develop RRPs that such adult smokers find acceptable alternatives to smoking;
•	conduct rigorous scientific studies to substantiate that they reduce exposure to harmful and potentially harmful constituents in smoke and, ultimately, that these products present, are likely to present, or have the potential to present less risk of harm to adult smokers who switch to them versus continued smoking; and
•	effectively advocate for the development of science-based regulatory frameworks for the development and commercialization of RRPs, including communication of scientifically substantiated information to enable adult smokers to make better consumer choices.

We might not succeed in our efforts. If we do not succeed, but others do, or if heat-not-burn products are inequitably regulated compared to other RRP categories without regard to the totality of the scientific evidence available for such products, we may be at a competitive disadvantage. In addition, actions of some market entrants, such as the inappropriate marketing of e-vapor products to youth, as well as alleged health consequences associated with the use of certain e-vapor products, may unfavorably impact public opinion and/or mischaracterize all e-vapor products or other RRPs to consumers, regulators and policy makers without regard to the totality of scientific evidence for specific products. This may impede our efforts to advocate for the development of science-based regulatory frameworks for the development and commercialization of RRPs. We cannot predict whether regulators will permit the sale and/or marketing of RRPs with scientifically substantiated information and claims. Such restrictions could limit the success of our RRPs.

Our RRPs and commercial activities for these products are designed for, and directed toward, current adult smokers and users of nicotine-containing products, and not for non-smokers or youth. If nonetheless there is a significant usage of our products or competitive products among youth or non-smokers, even in situations over which we have no control, our credibility may suffer, and our efforts to advocate for the development of science-based regulatory frameworks for the commercialization of RRPs may be significantly impacted.

Moreover, the FDA’s premarket tobacco product and modified risk tobacco product authorizations of a version of our Platform 1 product are subject to strict marketing, reporting and other requirements. Although we have received these product authorizations from the FDA, there is no guarantee that the product will remain authorized, particularly if there is a significant uptake in youth or non-smoker initiation.

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

Risks Related to Illicit Trade

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

Risks Related to Cybersecurity and Data Governance

The failure of our information systems to function as intended or their penetration with the intent to corrupt them or our failure to adhere to strict data governance and cybersecurity protocols and to comply with privacy laws and regulations could result in business disruption, loss of reputation, litigation and regulatory action, and loss of revenue, assets or personal or other confidential data.
We use information systems to help manage business processes, collect and interpret data and communicate internally and externally with employees, suppliers, consumers, customers and others. Some of these information systems are managed by third-party service providers. We have backup systems and business continuity plans in place, and we work with our internal specialists and these third-party service providers to protect these systems and data from unauthorized access. Nevertheless, failure of these systems to function as intended, or penetration of these systems by parties intent on extracting or corrupting information or otherwise disrupting business processes, could place us at a competitive disadvantage, result in a loss of revenue, assets or personal or other sensitive data, litigation and regulatory action, cause damage to our reputation and that of our brands and result in significant remediation and other costs. Failure to protect personal data, respect the rights of data subjects, and adhere to strict data governance and cybersecurity protocols could subject us to substantial fines and other legal challenges under regulations such as the EU General Data Protection Regulation. As we are increasingly relying on digital platforms in our business, and as privacy laws in the jurisdictions in which we do business become more stringent, the magnitude of these risks is likely to increase.

Item 1B.Unresolved Staff Comments.

None.

Item 2. Properties.

We own or lease various manufacturing, office and research and development facilities in locations primarily outside the United States. We own properties in Switzerland where our operations center and state-of-the-art research and development facility are located.

At December 31, 2020, we operated and owned a total of 39 manufacturing facilities across our six operating segments. Among them, 7 factories produced heated tobacco units.

In 2020, certain facilities each manufactured over 30 billion units (cigarettes and heated tobacco units combined). The largest manufacturing facilities, in terms of volume, are located in Indonesia (S&SA), Poland (EU), Turkey (ME&A), Russia (EE), the Philippines (S&SA), Lithuania (EU), Italy (EU), the Czech Republic (EU) and Portugal (EU). As part of our global operating model, products manufactured in a particular manufacturing facility are not necessarily distributed in the operating segment where the facility is located.

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

Item 3.Legal Proceedings.

The information called for by this Item is incorporated herein by reference to Item 8, Note 17. Contingencies.

Item 4.Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The principal stock exchange on which our common stock (no par value) is listed is the New York Stock Exchange (ticker symbol "PM"). At January 29, 2021, there were approximately 48,300 holders of record of our common stock.

Performance Graph

The graph below compares the cumulative total shareholder return on PMI's common stock with the cumulative total return for the same period of PMI's Peer Group and the S&P 500 Index. The graph assumes the investment of $100 as of December 31, 2015, in PMI common stock (at prices quoted on the New York Stock Exchange) and each of the indices as of the market close and reinvestment of dividends on a quarterly basis.

Comparison of Five-Year Cumulative Total Shareholder Return
PMI
PMI Peer Group (1)
S&P 500 Index
$225
$200
$175
$150
$125
$100
$75
2015
2016
2017
2018
2019
2020

Date	PMI	PMI Peer Group (1)	S&P 500 Index
December 31, 2015	$100.00	$100.00	$100.00
December 31, 2016	$108.60	$101.70	$112.00
December 31, 2017	$130.20	$119.60	$136.40
December 31, 2018	$86.90	$107.80	$130.40
December 31, 2019	$117.30	$133.50	$171.50
December 31, 2020	$121.80	$143.10	$203.00

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
Note: Figures are rounded to the nearest $0.10.

Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2020

Our share repurchase activity for each of the three months in the quarter ended December 31, 2020, was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2020 – October 31, 2020 (1)	—	$—	—	$—
November 1, 2020 – November 30, 2020 (1)	—	$—	—	$—
December 1, 2020 – December 31, 2020 (1)	—	$—	—	$—
Pursuant to Publicly Announced Plans or Programs	—	$—
October 1, 2020 – October 31, 2020 (2)	1,126	$75.97
November 1, 2020 – November 30, 2020 (2)	3,139	$70.54
December 1, 2020 – December 31, 2020 (2)	1,155	$75.82
For the Quarter Ended December 31, 2020	5,420	$72.79

(1)During this reporting period, we did not have an authorized share repurchase program.
(2)Shares repurchased represent shares tendered to us by employees who vested in restricted and performance share unit awards and used shares to pay all, or a portion of, the related taxes.

Item 6.     Selected Financial Data.

(in millions of dollars, except per share data)

	2020	2019	2018	2017	2016
Summary of Operations:
Revenues including excise taxes	$76,047	$77,921	$79,823	$78,098	$74,953
Excise taxes on products	47,353	48,116	50,198	49,350	48,268
Net revenues	28,694	29,805	29,625	28,748	26,685
Operating income	11,668	10,531	11,377	11,581	10,903
Net earnings attributable to PMI	8,056	7,185	7,911	6,035	6,967
Basic earnings per share	5.16	4.61	5.08	3.88	4.48
Diluted earnings per share	5.16	4.61	5.08	3.88	4.48
Dividends declared per share	4.74	4.62	4.49	4.22	4.12
Total assets	44,815	42,875	39,801	42,968	36,851
Long-term debt (1)	28,168	26,656	26,975	31,334	25,851
Total debt	31,536	31,045	31,759	34,339	29,067

(1) Excluding current portion of long-term debt.

This Selected Financial Data should be read in conjunction with Item 7 and Item 8.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the other sections of this Annual Report on Form 10-K, including the consolidated financial statements and related notes contained in Item 8, and the discussion of risks and cautionary factors that may affect future results in Item 1A. Risk Factors.

Description of Our Company

We are leading a transformation in the tobacco industry to create a smoke-free future and ultimately replace cigarettes with smoke-free products to the benefit of adults who would otherwise continue to smoke, society, the company and its shareholders. We are a leading international tobacco company engaged in the manufacture and sale of cigarettes, as well as smoke-free products, associated electronic devices and accessories, and other nicotine-containing products in markets outside the United States. In addition, we ship versions of our Platform 1 device and consumables to Altria Group, Inc. for sale under license in the United States, where these products have received marketing authorizations from the U.S. Food and Drug Administration ("FDA") under the premarket tobacco product application ("PMTA") pathway; the FDA has also authorized the marketing of a version of our Platform 1 device and its consumables as a Modified Risk Tobacco Product ("MRTP"), finding that an exposure modification order for these products is appropriate to promote the public health. We are building a future on a new category of smoke-free products that, while not risk-free, are a much better choice than continuing to smoke.  Through multidisciplinary capabilities in product development, state-of-the-art facilities and scientific substantiation, we aim to ensure that our smoke-free products meet adult consumer preferences and rigorous regulatory requirements. Our smoke-free product portfolio includes heat-not-burn and nicotine-containing vapor products.

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

Our cigarettes are sold in more than 175 markets, and in many of these markets they hold the number one or number two market share position. We have a wide range of premium, mid-price and low-price brands. Our portfolio comprises both international and local brands. In addition to the manufacture and sale of cigarettes, we are engaged in the development and commercialization of reduced-risk products ("RRPs"). RRPs is the term we use to refer to products that present, are likely to present, or have the potential to present less risk of harm to smokers who switch to these products versus continuing smoking.

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

Our cost of sales consists principally of: tobacco leaf, non-tobacco raw materials, labor and manufacturing costs; shipping and handling costs; and the cost of devices produced by third-party electronics manufacturing service providers. Estimated costs associated with device warranty programs are generally provided for in cost of sales in the period the related revenues are recognized.

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

Philip Morris International Inc. is a legal entity separate and distinct from its direct and indirect subsidiaries. Accordingly, our right, and thus the right of our creditors and stockholders, to participate in any distribution of the assets or earnings of any subsidiary is subject to the prior rights of creditors of such subsidiary, except to the extent that claims of our company itself as a creditor may be recognized. As a holding company, our principal sources of funds, including funds to make payment on our debt securities, are from the receipt of dividends and repayment of debt from our subsidiaries. Our principal wholly owned and majority-owned subsidiaries currently are not limited by long-term debt or other agreements in their ability to pay cash dividends or to make other distributions that are otherwise compliant with law.

Executive Summary

The following executive summary provides the business update and significant highlights from the Discussion and Analysis that follows.

Consolidated Operating Results

•Net Revenues – Net revenues of $28.7 billion for the year ended December 31, 2020, decreased by $1.1 billion, or 3.7%, from the comparable 2019 amount, and were impacted by the effects of the COVID-19 pandemic, particularly in the second quarter of 2020 and continuing throughout the second half of the year. The change in our net revenues from the comparable 2019 amount was driven by the following (variances not to scale):

Net revenues, excluding unfavorable currency, decreased by 2.2%, reflecting: unfavorable volume/mix, primarily due to lower cigarette volume (mainly in Argentina, Indonesia, Italy, Japan, Mexico, the Philippines, PMI Duty Free, Poland, Russia and Ukraine, partly offset by Germany), partially offset by higher heated tobacco unit volume (notably in the EU, Japan, Russia and Ukraine, partly offset by PMI Duty Free); and the unfavorable impact of $253 million, shown in "Cost/Other," mainly resulting from the deconsolidation of our Canadian subsidiary, Rothman, Benson & Hedges, Inc. ("RBH"), effective March 22, 2019, and lower fees for certain distribution rights billed to customers in certain markets; partly offset by a favorable pricing variance (notably driven by the Gulf Cooperation Council, Germany, Japan, Mexico, North Africa, the Philippines, PMI Duty Free, Russia and Ukraine, partially offset by Indonesia, Poland and Turkey). For further details on the deconsolidation of RBH, see Item 8, Note 17. Contingencies and Note 20. Deconsolidation of RBH. The Gulf Cooperation Council ("GCC") is defined as Bahrain, Kuwait, Oman, Qatar, Saudi Arabia and the United Arab Emirates (UAE).

Net revenues by product category for the years ended December 31, 2020 and 2019, are shown below:

•Diluted Earnings Per Share – The changes in our reported diluted earnings per share (“diluted EPS”) for the year ended December 31, 2020, from the comparable 2019 amounts, were as follows:

	Diluted EPS	% Growth (Decline)
For the year ended December 31, 2019	$4.61

2019 Asset impairment and exit costs	0.23
2019 Canadian tobacco litigation-related expense	0.09
2019 Loss on deconsolidation of RBH	0.12
2019 Russia excise and VAT audit charge	0.20
2019 Fair value adjustment for equity security investments	(0.02)
2019 Tax items	(0.04)
Subtotal of 2019 items	0.58

2020 Asset impairment and exit costs	(0.08)
2020 Brazil indirect tax credit	0.05
2020 Fair value adjustment for equity security investments	(0.04)
2020 Tax items	0.06
Subtotal of 2020 items	(0.01)

Currency	(0.32)
Interest	(0.02)
Change in tax rate	0.05
Operations	0.27
For the year ended December 31, 2020	$5.16	11.9%

Asset impairment and exit costs – During 2019, as part of the optimization of our global manufacturing infrastructure, we recorded pre-tax asset impairment and exit costs of $422 million, representing $362 million net of income tax and a diluted EPS charge of $0.23 per share. This 2019 charge primarily related to a cigarette plant closure in Berlin, Germany (approximately $0.19 per share), as well as the closure of cigarette plants in Argentina, Colombia and Pakistan. During 2020, we recorded pre-tax asset impairment and exit costs of $149 million, representing $124 million net of income tax and a diluted EPS charge of

$0.08 per share, related to the organizational design optimization plan, primarily in Switzerland. The total pre-tax charges in 2019 and 2020 were included in marketing, administration and research costs on the consolidated statements of earnings. For further details, see Item 8, Note 19. Asset Impairment and Exit Costs.

Canadian tobacco litigation-related expense – In the first quarter of 2019, we recorded a pre-tax charge of $194 million, representing $142 million net of tax, relating to the judgment against RBH in two Québec smoking and health class actions. The charge of $0.09 per share reflects our assessment of the portion of the judgment that represents a probable and estimable loss prior to the deconsolidation of RBH and corresponds to the trust account deposit required by the judgment. The total pre-tax charge was included in marketing, administration and research costs on the consolidated statements of earnings and was included in the operating income of the Latin America & Canada segment. For further details, see Item 8, Note 17. Contingencies and Item 8, Note 20. Deconsolidation of RBH.

Loss on deconsolidation of RBH – Following the judgment in the two Québec smoking and health class actions, RBH obtained an initial order from the Ontario Superior Court of Justice granting it protection under the Companies’ Creditors Arrangement Act (“CCAA”), which is a Canadian federal law that permits a Canadian business to restructure its affairs while carrying on its business in the ordinary course with minimal disruption to its customers, suppliers and employees. The administration of the CCAA process, principally relating to the powers provided to the court and the court appointed monitor, removes certain elements of control of the business from both PMI and RBH. As a result, we have determined that we no longer have a controlling financial interest over RBH and that we do not exert "significant influence" over RBH under U.S. GAAP. Therefore, we deconsolidated RBH as of the date of the CCAA filing on March 22, 2019, and have accounted for our continuing investment in RBH as an equity security, without readily determinable fair value.

A loss on the deconsolidation of RBH of $239 million was included in marketing, administration and research costs on the consolidated statements of earnings for the year ended December 31, 2019, and was included in the operating income of the Latin America & Canada segment. The $0.12 per share impact also included a tax benefit of $49 million within the provision for income taxes, as discussed below, related to the reversal of a deferred tax liability on the unremitted earnings of RBH. For further details, see Item 8, Note 17. Contingencies and Item 8, Note 20. Deconsolidation of RBH.

Russia excise and VAT audit charge – As a result of the final tax assessment for the 2015-2017 financial years received by our Russian affiliate, in the third quarter of 2019, PMI recorded a pre-tax charge of $374 million in marketing, administration and research costs in the consolidated statements of earnings, representing $315 million net of income tax and a diluted EPS charge of $0.20. The pre-tax charge of $374 million was included in the operating income of the Eastern Europe segment. For further details, see Item 8, Note 17. Contingencies.

Brazil indirect tax credit - Following a final and enforceable decision by the highest court in Brazil in October 2020, PMI recorded a gain of $119 million for tax credits ($79 million net of income tax and $0.05 per share increase in diluted EPS) representing overpayments of indirect taxes for the period from March 2012 through December 2019; these tax credits will be applied to future tax liabilities in Brazil. This amount was included as a reduction in marketing, administration and research costs in the consolidated statements of earnings for the year ended December 31, 2020 and was included in the operating income of the Latin America & Canada segment. A decision regarding an additional amount of overpaid indirect taxes of approximately $90 million is still pending before this court.

Fair Value adjustment for equity security investments – In the fourth quarter of 2019, PMI recorded a favorable fair value adjustment for its equity security investments of $35 million after tax (or $0.02 per share increase in diluted EPS).  The fair value adjustment for its equity security investments was included in equity investments and securities (income)/loss, net ($44 million income) and provision for income taxes ($9 million expense) on the consolidated statements of earnings in 2019. During 2020, we recorded an unfavorable fair value adjustment for our equity security investments of $60 million after tax (or $0.04 per share decrease in diluted EPS). The fair value adjustment for our equity security investments was included in equity investments and securities (income)/loss, net ($76 million loss) and provision for income taxes ($16 million benefit) on the consolidated statements of earnings. For further details, see Item 8, Note 4. Related Parties - Equity Investments and Other.

Income taxes – The 2019 Tax items that increased our 2019 diluted EPS by $0.04 per share in the table above were primarily due to a reduction in estimated U.S. federal income tax on dividend repatriation for the years 2015 - 2018 ($67 million). The 2020 Tax items that increased our 2020 diluted EPS by $0.06 per share in the table above were due to final U.S. tax regulations under the Global Intangible Low-Taxed Income ("GILTI") provisions of the Internal Revenue Code for years 2018 and 2019 ($93 million). For further details, see Item 8, Note 11. Income Taxes.

The change in the tax rate that increased our diluted EPS by $0.05 per share in the table above was primarily due to changes in earnings mix by taxing jurisdiction, a reduction of U.S. state tax expense and the corporate income tax rate reduction in Indonesia, partially offset by a decrease in deductions related to foreign-derived intangible income for the years 2018 and 2019 and repatriation cost differences. For further details, see Item 8, Note 11. Income Taxes.

Currency – The unfavorable currency impact during 2020 results from the fluctuations of the U.S. dollar, especially against the Argentine peso, Brazilian real, Indonesian rupiah, Mexican peso, Russian ruble, Swiss franc and Turkish lira, partially offset by the Egyptian pound, Japanese yen and Philippine peso. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Interest – The unfavorable impact of interest was due primarily to lower interest earned on cash balances.

Operations – The increase in diluted EPS of $0.27 from our operations in the table above was due primarily to the following segments:

•European Union: Favorable volume/mix, favorable pricing and lower manufacturing costs, partially offset by higher marketing, administration and research costs;
•East Asia & Australia: Lower marketing, administration and research costs, lower manufacturing costs and favorable pricing, partially offset by unfavorable volume/mix; and
•Eastern Europe: Favorable pricing, favorable volume/mix and lower manufacturing costs, partially offset by higher marketing, administration and research costs ;
partially offset by
•Middle East & Africa: Unfavorable volume/mix and lower fees for certain distribution rights billed to customers in certain markets, partially offset by favorable pricing, and lower marketing, administration and research costs;
•South & Southeast Asia: Unfavorable volume/mix and unfavorable pricing, partially offset by lower marketing, administration and research costs; and
•Latin America & Canada: Unfavorable volume/mix, as well as the unfavorable impact resulting from the deconsolidation of RBH, partially offset by favorable pricing and lower marketing, administration and research costs.

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
•All of of PMI's cigarette and heated tobacco unit manufacturing facilities globally are operational;
•COVID-related restrictions do not have a significant impact on the availability of PMI's products to its customers and adult consumers; and
•PMI has sufficient liquidity resources through cash on hand, the ongoing cash generation of its business, and its access to the commercial paper and debt markets.
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

Goodwill and Non-Amortizable Intangible Assets Valuation - We test goodwill and non-amortizable intangible assets for impairment annually or more frequently if events occur that would warrant such review. While the company has the option to perform a qualitative assessment for both goodwill and non-amortizable intangible assets to determine if it is more likely than not that an impairment exists, the company elects to perform the quantitative assessment for our annual impairment analysis. The impairment analysis involves comparing the fair value of each reporting unit or non-amortizable intangible asset to the carrying value. If the carrying value exceeds the fair value, goodwill or a non-amortizable intangible asset is considered impaired. To determine the fair value of goodwill, we primarily use the market approach using earnings multiples of comparable global companies within the tobacco industry, supported by a discounted cash flow model. At December 31, 2020, the carrying value of our goodwill was $6.0 billion, which is related to ten reporting units, each of which consists of a group of markets with similar operating and economic characteristics. The estimated fair value of each of our ten reporting units exceeded the carrying value as of December 31, 2020. To determine the fair value of non-amortizable intangible assets, we primarily use a discounted cash flow model applying the relief-from-royalty method. We concluded that the fair value of our non-amortizable intangible assets exceeded the carrying value. These discounted cash flow models include management assumptions relevant for forecasting operating cash flows, which are subject to changes in business conditions, such as volumes and prices, costs to produce, discount rates and estimated capital needs. Management considers historical experience and all available information at the time the fair values are estimated, and we believe these assumptions are consistent with the assumptions a hypothetical marketplace participant would use. Since the March 28, 2008, spin-off from Altria Group, Inc., we have not recorded a charge to earnings for an impairment of goodwill or non-amortizable intangible assets.

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

Weighted-average discount rate assumptions for pension and postretirement plan obligations at December 31, 2020 and 2019 are as follows:

	2020	2019
Pension plans	0.56%	0.83%
Postretirement plans	2.84%	3.28%

We anticipate that assumption changes will increase 2021 pre-tax pension and postretirement expense to approximately $300 million as compared with approximately $264 million in 2020, excluding amounts related to employee severance and early retirement programs. The anticipated increase is primarily due to higher amortization of unrecognized actuarial gains/losses of $50 million, coupled with higher service cost of $24 million, partially offset by lower interest cost of $18 million and higher expected return on plan assets of $17 million and other movements of $3 million.

Weighted-average expected rate of return and discount rate assumptions have a significant effect on the amount of expense reported for the employee benefit plans.  A fifty-basis-point decrease in our discount rate would increase our 2021 pension and postretirement expense by approximately $80 million, and a fifty-basis-point increase in our discount rate would decrease our 2021 pension and postretirement expense by approximately $70 million. Similarly, a fifty-basis-point decrease (increase) in the expected return on plan assets would increase (decrease) our 2021 pension expense by approximately $40 million.

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

The effective tax rates used for interim reporting are based on our full-year geographic earnings mix projections. Changes in currency exchange rates, earnings mix by taxing jurisdiction or future regulatory developments may have an impact on the effective tax rates. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

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

Fair value of non-marketable equity securities - For further details, see Item 8, Note 20. Deconsolidation of RBH.

Contingencies - As discussed in Item 8, Note 17. Contingencies to our consolidated financial statements, legal proceedings covering a wide range of matters are pending or threatened against us, and/or our subsidiaries, and/or our indemnitees in various jurisdictions. We and our subsidiaries record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. The variability in pleadings in multiple jurisdictions, together with the actual experience of management in litigating claims, demonstrate that the monetary relief that may be specified in a lawsuit bears little relevance to the ultimate outcome. Much of the tobacco-related litigation is in its early stages, and litigation is subject to uncertainty. At the present time, except as stated otherwise in Item 8, Note 17. Contingencies, while it is reasonably possible that an unfavorable outcome in a case may occur, after assessing the information available to it: (i) management has not concluded that it is probable that a loss has been incurred in any of the pending tobacco-related cases; (ii) management is unable to estimate the possible loss or range of loss for any of the pending tobacco-related cases; and (iii) accordingly, no estimated loss has been accrued in the consolidated financial statements for unfavorable outcomes in these cases, if any. Legal defense costs are expensed as incurred.

Consolidated Operating Results
Our net revenues and operating income by segment were as follows:

(in millions)	2020	2019	2018
Net Revenues
European Union	$10,702	$9,817	$9,298
Eastern Europe	3,378	3,282	2,921
Middle East & Africa	3,088	4,042	4,114
South & Southeast Asia	4,396	5,094	4,656
East Asia & Australia	5,429	5,364	5,580
Latin America & Canada (1)	1,701	2,206	3,056
Net revenues	$28,694	$29,805	$29,625
Operating Income
European Union	$5,098	$3,970	$4,105
Eastern Europe	871	547	902
Middle East & Africa	1,026	1,684	1,627
South & Southeast Asia	1,709	2,163	1,747
East Asia & Australia	2,400	1,932	1,851
Latin America & Canada (1)	564	235	1,145
Operating income	$11,668	$10,531	$11,377
(1) As of March 22, 2019, PMI deconsolidated the financial results of its Canadian subsidiary, Rothmans, Benson & Hedges Inc. ("RBH") from PMI's financial statements. For further details, see Item 8, Note 20. Deconsolidation of RBH.

Items affecting the comparability of results from operations were as follows:

•Asset impairment and exit costs - See Item 8, Note 19. Asset Impairment and Exit Costs for details of the $149 million and $422 million pre-tax charges for the years ended December 31, 2020 and 2019, respectively, as well as a breakdown of these costs by segment.
•Russia excise and VAT audit charge - See Item 8, Note 17. Contingencies for details of the $374 million pre-tax charge included in the Eastern Europe segment for the year ended December 31, 2019.
•Canadian tobacco litigation-related expense - See Item 8, Note 17. Contingencies and Note 20. Deconsolidation of RBH for details of the $194 million pre-tax charge included in the Latin America & Canada segment for the year ended December 31, 2019.
•Loss on deconsolidation of RBH - See Item 8, Note 20. Deconsolidation of RBH for details of the $239 million loss included in the Latin America & Canada segment for the year ended December 31, 2019.

•Brazil indirect tax credit - Following a final and enforceable decision by the highest court in Brazil in October 2020, PMI recorded a gain of $119 million for tax credits representing overpayments of indirect taxes for the period from March 2012 through December 2019; these tax credits will be applied to future tax liabilities in Brazil. This amount was included as a reduction in marketing, administration and research costs in the consolidated statements of earnings for the year ended December 31, 2020 and was included in the operating income of the Latin America & Canada segment. A decision regarding an additional amount of overpaid indirect taxes of approximately $90 million is still pending before this court.

Our net revenues by product category were as follows:

PMI Net Revenues by Product Category
(in millions)	2020	2019	2018
Combustible Products
European Union	$8,053	$8,093	$8,433
Eastern Europe	2,250	2,438	2,597
Middle East & Africa	3,031	3,721	3,732
South & Southeast Asia	4,395	5,094	4,656
East Asia & Australia	2,468	2,693	3,074
Latin America & Canada	1,670	2,179	3,037
Total Combustible Products	$21,867	$24,218	$25,529
Reduced-Risk Products
European Union	$2,649	$1,724	$865
Eastern Europe	1,128	844	324
Middle East & Africa	57	321	382
South & Southeast Asia	1	—	—
East Asia & Australia	2,961	2,671	2,506
Latin America & Canada	31	27	19
Total Reduced-Risk Products	$6,827	$5,587	$4,096

Total PMI Net Revenues	$28,694	$29,805	$29,625
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

Net revenues related to reduced-risk products refer to the operating revenues generated from the sale of these products, including shipping and handling charges billed to customers, net of sales and promotion incentives, and excise taxes. These net revenue amounts consist of the sale of our heated tobacco units, heat-not-burn devices and related accessories, and other nicotine-containing products, which primarily include our e-vapor products.

PMI's heat-not-burn products include licensed KT&G heat-not-burn products.

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

Our shipment volume by segment for cigarettes and heated tobacco units was as follows:

PMI Shipment Volume (Million Units)
	2020	2019	2018
Cigarettes
European Union	163,420	174,319	179,622
Eastern Europe	93,462	100,644	108,718
Middle East & Africa	117,999	134,568	136,605
South & Southeast Asia	144,788	174,934	178,469
East Asia & Australia	45,100	49,951	56,163
Latin America & Canada	63,749	72,293	80,738
Total Cigarettes	628,518	706,709	740,315
Heated Tobacco Units
European Union	19,842	12,569	5,977
Eastern Europe	20,898	13,453	4,979
Middle East & Africa	1,022	2,654	3,403
South & Southeast Asia	36	—	—
East Asia & Australia	33,862	30,677	26,866
Latin America & Canada (1)	451	299	147
Total Heated Tobacco Units	76,111	59,652	41,372
Cigarettes and Heated Tobacco Units
European Union	183,262	186,888	185,599
Eastern Europe	114,360	114,097	113,697
Middle East & Africa	119,021	137,222	140,008
South & Southeast Asia	144,824	174,934	178,469
East Asia & Australia	78,962	80,628	83,029
Latin America & Canada	64,200	72,592	80,885
Total Cigarettes and Heated Tobacco Units	704,629	766,361	781,687
(1) Includes shipments to Altria Group, Inc., commencing in the third quarter of 2019, for sale in the United States under license.

Following the deconsolidation of our Canadian subsidiary, we will continue to report the volume of brands sold by RBH for which other PMI subsidiaries are the trademark owners. These include HEETS, Next, Philip Morris and Rooftop.

Heated tobacco units ("HTU") is the term we use to refer to heated tobacco consumables, which for us include our HEETS, HEETS Creations, HEETS Dimensions, HEETS Marlboro and HEETS FROM MARLBORO (defined collectively as HEETS), Marlboro Dimensions, Marlboro HeatSticks and Parliament HeatSticks, as well as the KT&G-licensed brands, Fiit and Miix (outside of Korea).

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

2020 estimates for total industry volume and market share in certain geographies reflect limitations on the availability and accuracy of industry data during pandemic-related restrictions.

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

2020 compared with 2019

The following discussion compares our consolidated operating results for the year ended December 31, 2020, with the year ended December 31, 2019.

Estimated international industry cigarette and heated tobacco unit volume, excluding China and the United States, of 2.5 trillion, decreased by 5.8%, due to all PMI Regions, as described in the Regional sections below.

Our total shipment volume decreased by 8.1%, due to:

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

•East Asia & Australia, reflecting lower cigarette shipment volume, predominantly in Japan, partly offset by higher heated tobacco unit shipment volume driven by Japan; and
•Latin America & Canada, reflecting lower cigarette shipment volume, primarily in Argentina and Mexico, partially offset by Brazil. Excluding the volume impact from the RBH deconsolidation, our total shipment volume in the Region decreased by 10.3%;
partly offset by
•Eastern Europe, reflecting higher heated tobacco unit shipment volume across the Region, notably in Russia and Ukraine, partly offset by lower cigarette shipment volume, mainly in Russia and Ukraine.

Excluding the volume impact from the RBH deconsolidation of approximately 1.0 billion units (reflecting first quarter 2019 volume of RBH-owned brands and including Duty-Free sales of these brands in Canada), PMI's total shipment volume decreased by 7.9%.

Impact of Inventory Movements

The net impact of estimated distributor inventory movements for the full year was immaterial. Excluding the volume impact from the deconsolidation of RBH, our total in-market sales declined by 7.8%.

Our cigarette shipment volume by brand and heated tobacco unit shipment volume was as follows:

PMI Shipment Volume by Brand (Million Units)
	Full-Year
	2020	2019	Change
Cigarettes
Marlboro	233,158	262,908	(11.3)%
L&M	91,098	92,873	(1.9)%
Chesterfield	52,139	57,185	(8.8)%
Philip Morris	45,645	49,164	(7.2)%
Parliament	34,737	38,723	(10.3)%
Sampoerna A	32,862	35,133	(6.5)%
Dji Sam Soe	24,754	32,435	(23.7)%
Bond Street	24,113	28,025	(14.0)%
Lark	15,489	19,602	(21.0)%
Next	8,980	8,602	4.4%
Others	65,543	82,059	(20.1)%
Total Cigarettes	628,518	706,709	(11.1)%
Heated Tobacco Units (1)	76,111	59,652	27.6%
Total Cigarettes and Heated Tobacco Units	704,629	766,361	(8.1)%
(1) Includes shipments to Altria Group, Inc., commencing in the third quarter of 2019, for sale in the United States under license.
Note: Sampoerna A includes Sampoerna; Philip Morris includes Philip Morris/Dubliss; Lark includes Lark Harmony; and Next includes Next/Dubliss

Our cigarette shipment volume of the following brands decreased:

•Marlboro, mainly due to Indonesia, Italy, Japan, Mexico, the Philippines, PMI Duty Free, Saudi Arabia and Turkey, partly offset by Russia;
•L&M, notably due to PMI Duty Free and Poland, partly offset by Mexico and Turkey;
•Chesterfield, mainly due to Poland, Russia and Turkey, partly offset by Brazil and Saudi Arabia;
•Philip Morris, primarily due to Argentina and Italy, partly offset by Russia;
•Parliament, mainly due to PMI Duty Free, Russia and Turkey;
•Sampoerna A in Indonesia, mainly due to premium A Mild;

•Dji Sam Soe in Indonesia, mainly due to Dji Sam Soe Magnum Mild;
•Bond Street, largely due to Russia and Ukraine;
•Lark, primarily due to Japan and Turkey; and
•"Others," notably due to: the impact of the deconsolidation of RBH in Canada; mid-price Fortune and Hope in the Philippines, Muratti in Turkey and Sampoerna U in Indonesia; and low-price Baronet (morphed to L&M) in Mexico, Jackpot in the Philippines and Morven in Pakistan; partly offset by mid-price Sampoerna Hijau in Indonesia.

Our cigarette shipment volume of the following brand increased:
•Next, notably driven by Israel and Russia.
The increase in our heated tobacco unit shipment volume was mainly driven by the EU (notably Italy and Poland), Eastern Europe (notably Russia and Ukraine) and Japan, partly offset by PMI Duty Free.
2020 International Share of Market (excluding China and the United States)

Our total international market share (excluding China and the U.S.), defined as our cigarette and heated tobacco unit sales volume as a percentage of total industry cigarette and heated tobacco unit sales volume, decreased by 0.7 points to 27.7%, reflecting:
•Total international market share for cigarettes of 24.7%, down by 1.5 points; and
•Total international market share for heated tobacco units of 3.0%, up by 0.8 points.
Our total international cigarette sales volume as a percentage of total industry cigarette sales volume was down by 1.2 points to 25.7%, mainly reflecting: out-switching to heated tobacco units, as well as lower cigarette market share and/or an unfavorable geographic mix impact, notably in Indonesia, Mexico, the Philippines and PMI Duty Free, partly offset by Brazil and Germany.

In 2020, we owned five of the world's top 15 international cigarette brands, with international cigarette market shares as follows: Marlboro, 9.5%; L&M, 3.7%; Chesterfield, 2.2%; Philip Morris, 1.9%; and Parliament, 1.4%.

Key Market Data

Key market data regarding total market size, our shipments and market share were as follows:

			PMI Shipments (billion units)						PMI Market Share (%)(1)
Market	Total Market (billion units)		Total		Cigarette		Heated Tobacco Unit		Total		Heated Tobacco Unit
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Total	2,548.4	2,705.0	704.6	766.4	628.5	706.7	76.1	59.7	27.7	28.4	3.0	2.2

European Union
France	36.6	37.9	16.3	17.0	16.1	16.9	0.2	0.1	44.9	45.0	0.5	0.2
Germany	74.6	73.3	29.1	27.9	27.4	27.0	1.6	0.9	39.0	38.0	2.2	1.2
Italy	67.4	67.9	34.6	34.9	29.0	31.4	5.6	3.5	52.2	51.8	8.1	4.8
Poland	45.6	46.2	17.8	19.0	15.4	17.9	2.4	1.1	39.0	41.2	5.2	2.5
Spain	41.8	45.4	13.2	14.5	12.8	14.1	0.4	0.3	31.4	31.3	1.0	0.7

Eastern Europe
Russia	219.1	226.5	69.2	68.0	55.6	58.8	13.6	9.2	32.3	30.1	6.3	3.8

Middle East & Africa
Saudi Arabia	21.7	20.8	9.1	9.2	9.0	9.2	0.1	—	39.0	43.0	0.3	—
Turkey	114.8	119.7	47.5	51.9	47.5	51.9	—	—	41.3	43.4	—	—

South & Southeast Asia
Indonesia	276.3	305.7	79.5	98.5	79.5	98.5	—	—	28.8	32.2	—	—
Philippines	62.1	70.5	41.7	49.7	41.7	49.7	—	—	67.2	70.5	0.1	—

East Asia & Australia
Australia	11.0	12.0	3.3	3.3	3.3	3.3	—	—	29.9	27.5	—	—
Japan	142.9	157.8	51.1	52.4	22.2	26.6	28.9	25.8	37.1	34.5	20.4	17.1
Korea	71.6	68.6	14.8	15.5	10.2	10.8	4.6	4.6	20.7	22.6	6.5	6.8

Latin America & Canada
Argentina	33.6	33.4	20.5	23.3	20.5	23.3	—	—	61.0	70.0	—	—
Mexico	30.7	35.5	19.5	23.8	19.5	23.8	0.1	—	63.7	67.1	0.2	—

(1) Market share estimates are calculated using IMS data
Note: % change for Total Market and PMI shipments is computed based on millions of units; PMI Market Share estimates for previous periods are restated to reflect RBH deconsolidation and exclude RBH-owned brands.

Financial Summary
Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2020	2019	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/Other(1)
(in millions)
Net Revenues	$28,694	$29,805	(3.7)%	(2.2)%	$(1,111)	$(469)	$794	$(1,183)	$(253)
Cost of Sales	(9,569)	(10,513)	9.0%	7.5%	944	158	—	464	322
Marketing, Administration and Research Costs (2)	(7,384)	(8,695)	15.1%	17.0%	1,311	(166)	—	—	1,477
Amortization of Intangibles	(73)	(66)	(10.6)%	(13.6)%	(7)	2	—	—	(9)
Operating Income	$11,668	$10,531	10.8%	15.3%	$1,137	$(475)	$794	$(719)	$1,537
(1) Cost/Other variance includes the impact of the RBH deconsolidation.
(2) Favorable Cost/Other variance includes the 2019 Russia excise and VAT audit charge of $374 million, the 2019 Canadian tobacco litigation-related expense of $194 million, the 2019 loss on deconsolidation of RBH of $239 million, the 2019 asset impairment and exit costs of $422 million, the 2020 asset impairment and exit costs of ($149 million) and the 2020 Brazil indirect tax credit of $119 million, as well as the impact of the RBH deconsolidation.
Note: Net Revenues include revenues from shipments of Platform 1 devices, heated tobacco units and accessories to Altria Group, Inc., commencing in the third quarter of 2019, for sale under license in the United States.

Net revenues, excluding unfavorable currency, decreased by 2.2%, reflecting: unfavorable volume/mix, primarily due to lower cigarette volume (mainly in Argentina, Indonesia, Italy, Japan, Mexico, the Philippines, PMI Duty Free, Poland, Russia and Ukraine, partly offset by Germany), partially offset by higher heated tobacco unit volume (notably in the EU, Japan, Russia and Ukraine, partly offset by PMI Duty Free); and the unfavorable impact of $253 million, shown in "Cost/Other," mainly resulting from the deconsolidation of RBH and lower fees for certain distribution rights billed to customers in certain markets; partly offset by a favorable pricing variance (notably driven by the GCC, Germany, Japan, Mexico, North Africa, the Philippines, PMI Duty Free, Russia and Ukraine, partially offset by Indonesia, Poland and Turkey).

The unfavorable currency in net revenues was due primarily to the Brazilian real, Indonesian rupiah, Mexican pesos, Russian ruble and Turkish lira, partially offset by the Euro, Japanese yen and Philippine peso.

Net revenues include $6.8 billion in 2020 and $5.6 billion in 2019 related to the sale of RRPs. IQOS devices accounted for approximately 7% of RRP net revenues for the year ended December 31, 2020, mainly due to a naturally lower ratio of new users to existing users, longer replacement cycles and geographic mix.

Operating income, excluding unfavorable currency, increased by 15.3%, notably reflecting a favorable comparison, shown in "Cost/Other," of a net charge of $30 million recorded in 2020 related to asset impairment and exit costs of $149 million (associated with organizational design optimization) and the Brazil indirect tax credit of $119 million, to charges recorded in 2019 of $1.2 billion, related to: asset impairment and exit costs ($422 million), associated with plant closures in Argentina, Colombia, Germany and Pakistan), the loss on the deconsolidation of RBH ($239 million), the Canadian tobacco litigation-related expense ($194 million), and the Russia excise and VAT audit charge ($374 million).

Excluding these 2020 and 2019 items noted above, and unfavorable currency of $475 million, operating income increased by 3.5%, primarily reflecting: a favorable pricing variance; lower manufacturing costs (driven by productivity gains related to reduced-risk and combustible products) and lower marketing, administration and research costs (partly driven by cost efficiencies); partially offset by unfavorable volume/mix, mainly due to lower cigarette volume (primarily in Indonesia, Italy, Japan, Mexico, the Philippines, PMI Duty Free, Poland and Russia), partly offset by higher heated tobacco unit volume (notably in the EU, Japan, Russia and Ukraine, partially offset by PMI Duty Free); and the unfavorable impact of the deconsolidation of RBH, included in "Cost/Other."

Interest expense, net, of $618 million increased by $48 million (8.4%) due primarily to lower interest earned on cash balances.

Our effective tax rate decreased by 1.5 percentage points to 21.7%. The effective tax rate for the year ended December 31, 2020 was favorably impacted by changes in earnings mix by taxing jurisdiction, a reduction of U.S. state tax expense, a reduction of estimated U.S. federal income tax liabilities for years 2018 and 2019 due to final regulations under the GILTI provisions of the Internal Revenue Code ($93 million) and the corporate income tax rate reduction in Indonesia, partially offset by a decrease in deductions related to foreign-derived intangible income for the years 2018 and 2019 and repatriation cost differences. We estimate that our 2021 effective tax rate will be around 22%, excluding discrete tax events. Changes in currency exchange rates, earnings mix by taxing jurisdiction or future regulatory developments may have an impact on the effective tax rates, which we monitor each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions. For further details, see Item 8, Note 11. Income Taxes.

We are regularly examined by tax authorities around the world, and we are currently under examination in a number of jurisdictions. It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible change cannot be made at this time.

Net earnings attributable to PMI of $8.1 billion increased by $871 million or 12.1%. This increase was due primarily to higher operating income as discussed above and a lower effective tax rate. Diluted and basic EPS of $5.16 increased by 11.9%. Excluding an unfavorable currency impact of $0.32, diluted EPS increased by 18.9%.

2019 compared with 2018

For a discussion comparing our consolidated operating results for the year ended December 31, 2019, with the year ended December 31, 2018, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Discussion and Analysis - Consolidated Operating Results in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the U.S. Securities and Exchange Commission on February 7, 2020.

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
•illicit trade in cigarettes and other tobacco and nicotine-containing products, including counterfeit, contraband and so-called “illicit whites”;
•intense competition, including from non-tax paid volume by certain local manufacturers;
•pending and threatened litigation as discussed in Item 8, Note 17. Contingencies; and
•governmental investigations.

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

We believe that when better alternatives to cigarettes exist, the discussion should not be whether these alternatives should be made available to the more than one billion men and women who smoke today, but how fast, and within what regulatory framework to maximize their adoption while minimizing unintended use. Therefore, we advocate for regulatory frameworks that recognize a significant difference on a risk continuum between combustible tobacco on the one hand and non-combustible tobacco and other nicotine-containing products on the other. Regulation should include measures that will accelerate switching to non-combustible products, for example, by allowing adult consumers who would not otherwise quit to receive truthful and non-misleading information about such products to enable them to make informed decisions and by applying uniform product standards to enable manufacturers to demonstrate the safety of these products as well as the absence of combustion. Regulation should also include specific rules for ingredients, labeling and consumer communication, and should ensure that the public is informed about the health risks of all combustible and non-combustible tobacco and nicotine-containing products. Importantly, regulation must include measures designed to prevent initiation by youth and non-smokers. We support mandated health warnings, minimum age laws, restrictions on advertising, and public place smoking restrictions. We also support regulatory measures that help reduce illicit trade.

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

World Customs Organization Developments: In 2020, the World Customs Organization (“WCO”) amended the harmonized system nomenclature to introduce dedicated custom codes for novel tobacco and nicotine products, including heated tobacco products, e-cigarettes and other nicotine-containing products. The amendments will be effective as of January 1, 2022. These amendments require WCO member states to transfer products from customs codes in the current nomenclature to the new one. These amendments are not expected to significantly impact current customs duty rates.

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

EU Tobacco Excise Directive: The EU Commission is preparing a legislative proposal for the revision of the 2011 EU Tobacco Excise Directive that may include definitions and tax treatment for novel tobacco and nicotine-containing products, including heated tobacco products and e-cigarettes. The proposal is expected to be finalized by the end of 2021. The adoption of the proposal will require unanimous agreement by all EU member states.

Plain Packaging and Other Packaging Restrictions: Plain packaging legislation bans the use of branding, logos and colors on packaging other than the brand name and variant that may be printed only in specified locations and in a uniform font. To date, plain packaging laws have been adopted in certain markets in all of our operating segments, including the key markets of Australia, France, Saudi Arabia and Turkey. Some countries, such as Canada, New Zealand, Israel and Denmark adopted plain packaging regulations that apply to all tobacco products, including RRPs. Other countries are also considering plain packaging legislation.

Some countries have adopted, or are considering adopting, packaging restrictions that could have an impact similar to plain packaging. Examples of such restrictions include standardizing the shape and size of packages, prohibiting certain colors or the use of certain descriptive phrases on packaging, and requiring very large graphic health warnings that leave little space for branding.

Restrictions and Bans on the Use of Ingredients: The WHO and others in the public health community have recommended restrictions or total bans on the use of some or all ingredients in tobacco products, including menthol. Broad restrictions and ingredient bans would require us to reformulate our American blend tobacco products and could reduce our ability to differentiate these products in the market in the long term. In many countries, menthol bans would eliminate the entire category of mentholated tobacco products. The European Union banned cigarettes and roll-your-own tobacco products with characterizing flavors. Other tobacco products, including heated tobacco products, are exempted from this flavor ban. The EU Commission is required to withdraw this exemption for a particular product category if it determines that there is a substantial change of circumstances, such as a significant increase of EU-wide sales volumes in such product category. Other countries may follow the EU’s approach. Turkey banned menthol as of May 2020. Broader ingredient bans have been adopted by Canada and Brazil.
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

Restrictions on Public Smoking and Use of Nicotine-Containing Products in Public: The pace and scope of restrictions on the use of our products have increased significantly in most of our markets. Many countries around the world have adopted, or are likely to adopt, regulations that restrict or ban smoking and use of nicotine-containing products in public and/or work places, restaurants, bars and nightclubs. Some public health groups have called for, and some countries, regional governments and municipalities have adopted or proposed, bans on smoking in outdoor places, as well as bans on smoking in cars (typically, when minors are present) and private homes.

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

Four PMI-developed RRP platforms are in various stages of development and commercialization readiness:

        Platform 1 uses a precisely controlled heating device incorporating our IQOS HeatControl technology, into which a specially designed and proprietary tobacco unit is inserted and heated to generate an aerosol. We have conducted a series of clinical studies for this platform, the results of which were included in our submission to the U.S. Food and Drug Administration (“FDA”) described below. We completed a 6+6-month exposure response study and shared the results with the FDA in April 2020. The study showed that for the group that switched to our Platform 1 product, the eight clinical risk endpoints that were tested as co-primary endpoints in the first six-month term moved in the same direction as observed for smoking cessation after 12 months of use of this product. In addition, we completed an 18-month combined chronic toxicity and carcinogenicity study in mice, which was on-going at the time of our FDA submission. We shared the results with the FDA in August 2018.

    Platform 2 uses a pressed carbon heat source which, when ignited, generates a nicotine-containing aerosol by heating tobacco. The results of our pharmacokinetic study (that measured the nicotine pharmacokinetic profile as well as subjective effects) and of our five-day reduced exposure study indicate that this platform could be an acceptable substitute for adult smokers who seek an alternative to cigarettes. The reduced exposure study results showed a substantial reduction in relevant biomarkers of exposure to the measured HPHCs in those who switched to Platform 2 compared to those who continued to smoke cigarettes over a five-day period. The sustainability of this reduction as well as changes in clinical risk markers were assessed in a three-month reduced exposure study, which was completed in 2018.

    Platform 3 provides an aerosol of nicotine salt. We have explored two routes for this platform, one with electronics and one without, and conducted nicotine pharmacokinetic studies with both versions. The results of our pharmacokinetic study related to the version without electronics indicate this product's potential as an acceptable alternative to continued cigarette smoking in terms of product satisfaction. In February 2020, we completed a product use and adaptation study in adult smokers for the product variant without electronics.

    Platform 4 covers e-vapor products, which are battery-powered devices that produce an aerosol by vaporizing a nicotine-containing liquid solution. In 2020, our e-vapor products comprised devices with the “coil and wick” technology as well as our e-vapor mesh technology designed to ensure the consistency and quality of the generated aerosol compared to the products with the “coil and wick” technology. Recently, we discontinued the commercialization of devices with the “coil and wick” technology. We conducted a nicotine pharmacokinetic study with respect to products with our e-vapor mesh technology in 2017. The results of this study indicate that these products are an effective means of nicotine delivery while being a satisfying alternative for e-cigarette users. In March 2019, a six-month pre-clinical study in mice evaluating the impact of e-cigarette vapor on the risks of pulmonary and cardiovascular disease compared to cigarette smoke was completed; this study did not pertain to a specific product. The study demonstrated that e-cigarette vapors induce significantly lower biological responses associated with cardiovascular and pulmonary diseases compared with cigarette smoke.

After we receive the results of our scientific studies mentioned above, in accordance with standard scientific practices, we intend to share the conclusions in scientific forums and to submit them for inclusion in peer-reviewed publications.

The research and development expense for our RRP portfolio accounted for 99%, 98% and 92% of our total research and development expense for the years ended December 31, 2020, 2019 and 2018, respectively.  The research and development expense for the years ended December 31, 2020, 2019 and 2018, is set forth in Item 8, Note 14. Additional Information to the consolidated financial statements.

Commercialization of RRPs: We are building a new product category and tailor our commercialization strategy to the characteristics of each specific market. We focus our commercialization efforts on consumer retail experience, guided consumer trials and customer care, and increasingly, digital communication programs and e-commerce.  In order to accelerate switching to our Platform 1 products, our initial market introductions typically entail one-to-one consumer engagement (in person or by digital means) and device discounts.  These initial commercialization efforts require substantial investment, which we believe will moderate over time and further benefit from the increased use of digital engagement capabilities. During the COVID-19 pandemic, we accelerated our investments in, and pivot to, digital consumer engagement.

In 2014, we introduced our Platform 1 product in pilot city launches in Nagoya, Japan, and in Milan, Italy. Since then, we have continuously expanded our commercialization activities, and as of December 31, 2020 the product has been commercialized in 64 markets in key cities or nationwide. While our Platform 1 products are currently available for sale in Mexico, that country banned the importation of e-cigarettes and devices that heat tobacco.
We believe that only a very small percentage of adult smokers who convert to our Platform 1 product switch back to cigarettes.

We have integrated the production of our heated tobacco units into a number of our existing manufacturing facilities, are progressing with our plans to build manufacturing capacity for our other RRP platforms, and continue to optimize our manufacturing infrastructure.

An adequate supply chain for our RRP portfolio, including the supply of electronic devices, is important to our business. We work with two electronics manufacturing service providers for the supply of our Platform 1 and IQOS VEEV devices and a small number of other providers for other products in our RRP portfolio and related accessories. Due to the COVID-19 pandemic, the operations of our two electronic manufacturing service providers were temporarily suspended at different times. Even though these suspensions did not materially affect our operations, if both of these service providers were significantly constrained at the same time, the supply of the devices could be disrupted. Although we work closely with these service providers on monitoring their production capability and financial health, we cannot guarantee that they will remain capable of meeting their commitments, particularly during the COVID-19 pandemic; if they will not, the commercialization of our RRPs could be adversely affected. The production of our RRP portfolio requires various metals, and we believe that there is an adequate supply of such metals in the world markets to satisfy our current and anticipated production requirements. However, some components and materials necessary for the production of our RRPs, including those for the electronic devices, are obtained from single or limited sources, and can be subject to industry-wide shortages and price fluctuations. While we were successful in maintaining adequate supply of such components and materials so far, we may not be able to secure such supply going forward, particularly during the COVID-19 pandemic; this could negatively impact the commercialization of our RRPs. For details on the impact of COVID-19 on our production and supply chain, see the "Executive Summary" section within this Item 7 of this Form 10-K.

Our Platform 1 and IQOS VEEV devices are subject to standard product warranties generally for a period of 12 months from the date of purchase or such other periods as required by law. We discuss product warranties in more detail in Item 8, Note 5. Product Warranty. The significance of warranty claims is dependent on a number of factors, including device version mix, product failure rates, logistics and service delivery costs, and warranty policies, and may increase with the number of devices sold.

Product quality may affect consumer acceptance of our RRPs.

Our commercialization efforts for the other RRP platforms are as follows:

•In 2020, we started commercializing an improved version of our IQOS MESH product in New Zealand and the Czech Republic under the IQOS VEEV brand name. We currently plan to launch this product in additional markets under the IQOS VEEV or VEEV brand names.

•With respect to TEEPS, our Platform 2 product, we are finalizing our improvements to this product and plan to conduct a consumer test in 2021.

•Following the consumer test conducted in 2020 and the results of the product use and adaptation study described above, we are incorporating our learnings into our plans to improve our Platform 3 product.

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

On April 30, 2019, the FDA determined that a version of our Platform 1 product, namely, IQOS 2.4 and three related consumables, is appropriate for the protection of public health and authorized it for sale in the United States. The FDA’s decision followed its comprehensive assessment of our PMTA. On December 7, 2020, the FDA reached the same determination for the IQOS 3 device and authorized that version of our Platform 1 product for sale in the United States.

On July 7, 2020, the FDA determined that the available scientific evidence demonstrates that the issuance of an exposure modification order would be appropriate for the promotion of public health and authorized the marketing of a version of our Platform 1 product, namely IQOS 2.4 and three related consumables, as a "modified risk tobacco product." The FDA authorized the marketing of this product in the U.S. with the following information:

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

There are two types of MRTP orders the FDA may issue: a “risk modification” order or an “exposure modification” order. We had requested both types of orders. After review, the FDA determined that the evidence did not support issuing a "risk modification" order at this time but that it did support issuing an "exposure modification" order for the product. This determination included a finding that issuance of the exposure modification order is expected to benefit the health of the population as a whole.

We look forward to working with the FDA to provide any additional information they may require in order to market this product with reduced risk claims.

The FDA’s PMTA and MRTP orders do not mean that the agency “approved” our Platform 1 product. These authorizations are subject to strict marketing, reporting and other requirements and are not a guarantee that the product will remain authorized, particularly if there is a significant uptake in youth or non-smoker initiation.  The FDA will monitor the marketing of the product.

Some states and municipalities in the U.S. have introduced severe restrictions for the sale of certain e-cigarettes and tobacco products, including those authorized by the FDA. We believe that such restrictions on FDA-authorized products will not advance public health and will unreasonably limit adult consumer access to products that are shown to be a better alternative to continued smoking.

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

Until recently, there were no countries with specific product standards for heat-not-burn products. Currently, national standards setting minimum quality and safety requirements for such products have been adopted in several countries with technical heat-not-burn specifications and/or methods for demonstrating the absence of combustion. They are mandatory in Egypt, Jordan, Saudi Arabia, Tunisia and the UAE, and voluntary in the U.K., Russia, Ukraine, Kazakhstan, Kyrgyzstan, Vietnam, and Indonesia. In Japan, a voluntary standard sets minimum safety requirements for tobacco heating devices. We expect other governments to consider similar product standards and encourage making them mandatory.

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

In addition, in Italy, in April 2018, we submitted an application for HEETS, used with the IQOS device, requesting regulatory recognition of the reduction of toxic substances and potential risk reduction resulting from switching to this product compared to continued cigarette smoking. In January 2019, our application was not granted primarily on the grounds of insufficient data and questions of methodology.  Due to the constraints of the review process, we had been unable to supplement the application with all the data we subsequently filed with the FDA and to address methodological questions during the review. We plan to submit a new application where we will clarify the concerns raised by the decision and further strengthen our application by submitting additional evidence that became available since we submitted our first application, consistent with our FDA filings. We are confident that our evidence supports our application.

On October 31, 2019, our Australian subsidiary, Philip Morris Limited (“PML”), submitted an application to the Scheduling Committee of the Therapeutic Goods Administration of Australia (“TGA”) seeking to exempt heated tobacco products from being prohibited in Australia. In August 2020, the TGA issued its decision denying the application and stating that it did not present compelling evidence to establish a public health benefit from greater access to nicotine in heated tobacco products.

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

In August 2018, the Science & Technology Committee of the U.K. House of Commons published a report of its inquiry into e-cigarettes and heat-not-burn products. The report concluded that e-cigarettes are significantly less harmful to health than smoking tobacco. The report also observed that for those smokers who do not accept e-cigarettes, heat-not-burn products may offer a public health benefit despite their relative risk. The report called for a risk-proportionate regulatory environment for both e-cigarettes and heat-not-burn products and noted that e-cigarettes should remain the least taxed, cigarettes the most taxed, with heat-not-burn products falling between the two. The U.K. Committee on Advertising Practice announced the removal of a prohibition of health claims in the advertising of e-cigarettes in the U.K. effective November 2018.

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

Our RRP Business Development Initiatives: In December 2013, we established a strategic framework with Altria Group, Inc. (“Altria”) setting out terms on how the parties would collaborate to develop and commercialize e-vapor products and commercialize two of our RRPs in the U.S. In late 2018, Altria announced that it will participate in the e-vapor category only through another e-vapor company in which Altria acquired a minority interest. In September 2019, Altria's subsidiary, Philip Morris USA Inc. (“PM USA”), began commercialization of a version of our Platform 1 product in the U.S. PM USA is responsible for the marketing of this product in the U.S. and communication of the reduced exposure information authorized by the FDA in its MRTP marketing order described above.

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

Governmental Investigations

From time to time, we are subject to governmental investigations on a range of matters, including tax, customs, antitrust, advertising, and labor practices. We describe certain matters pending in Thailand, Russia and South Korea in Item 8, Note 17. Contingencies.

In November 2010, a WTO panel issued its decision in a dispute relating to facts that arose from August 2006 between the Philippines and Thailand concerning a series of Thai customs and tax measures affecting cigarettes imported by PM Thailand into Thailand (see Item 8, Note 17. Contingencies for additional information). The WTO panel decision, which was upheld by the WTO Appellate Body, concluded that Thailand had no basis to find that PM Thailand's declared customs values and taxes paid were too low, as alleged by the Department of Special Investigations of the government of Thailand (“DSI”) in 2009. The decision also created obligations for Thailand to revise its laws, regulations, or practices affecting the customs valuation and tax treatment of future cigarette imports. Thailand agreed in September 2011 to fully comply with the decision by October 2012. The Philippines asserts that to date Thailand has not fully complied with the WTO panel decision and commenced challenges at the WTO Appellate Body. The WTO Appellate Body is not operational, and the appeals by Thailand are suspended indefinitely. In December 2020, the Philippines and Thailand agreed to pursue facilitator-assisted discussions aimed at progressing and resolving outstanding issues. It is not possible to predict any future developments in these proceedings or the outcome of these discussions.

The Public Prosecutor’s office of Rome, Italy, notified our Italian subsidiary, Philip Morris Italia S.r.l. (“PM Italia”), as well as three former or current employees and a former external consultant of PM Italia in July 2020 and March 2020, respectively, that it concluded a preliminary investigation against them for alleged contravention of anti-corruption laws and related disruption of trade freedom. The Public Prosecutor alleges that the individuals involved promised certain personal favors to government officials from January to July of 2018 in exchange for favorable treatment for PM Italia, and that PM Italia lacked appropriate organizational controls to prevent the alleged actions by the individuals. In September 2020, the Public Prosecutor referred the matter to trial. PM Italia believes the charges brought against it by the Public Prosecutor are without merit and will defend them vigorously.

Asset Impairment and Exit Costs

We discuss asset impairment and exit costs in Item 8, Note 19. Asset Impairment and Exit Costs to our consolidated financial statements.

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

Equity Investments

We discuss our equity investments in Item 8, Note 4. Related Parties - Equity Investments and Other to our consolidated financial statements.

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

We sell cigarettes in Cuba under a distribution agreement. These sales are permitted by U.S. law under a License Exception for Agricultural Commodities, issued by the United States Department of Commerce (Bureau of Industry and Security), granted to our distributor.

Certain states within the U.S. have enacted legislation permitting or requiring state pension funds to divest or abstain from future investment in stocks of companies that do business with certain countries that are sanctioned by the U.S. Because we do business in certain of these countries, these state pension funds may have divested of our stock or may not invest in our stock. We do not believe such legislation has had a material effect on the price of our shares.

2020 compared with 2019

The following discussion compares operating results within each of our operating segments for 2020 with 2019.

Unless otherwise stated, references to total industry, total market, our shipment volume and our market share performance reflect cigarettes and heated tobacco units. Estimates for total industry volume and market share in certain geographies reflect limitations on the availability and accuracy of industry data.

European Union:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2020	2019	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$10,702	$9,817	9.0%	8.8%	$885	$21	$187	$677	$—
Operating Income	$5,098	$3,970	28.4%	29.0%	$1,128	$(24)	$187	$663	$302

Net revenues, excluding favorable currency, increased by 8.8%, reflecting: favorable volume/mix, mainly driven by higher heated tobacco unit volume across the Region (notably in the Czech Republic, Germany, Hungary, Italy and Poland), partly offset by lower cigarette volume (notably in the Czech Republic, Italy, Poland and Spain, partly offset by Germany) and lower cigarette mix (mainly in Germany); and a favorable pricing variance (driven by higher combustible pricing, notably in Germany, partly offset by lower heated tobacco unit and IQOS device pricing).

Operating income, excluding unfavorable currency, increased by 29.0%, notably reflecting a favorable comparison, shown in "Cost/Other," of asset impairment and exit costs recorded in 2020 associated with organizational design optimization ($57 million), to those recorded in 2019 associated with a plant closure in Germany ($342 million).

Excluding these asset impairment and exit costs, as well as unfavorable currency of $24 million, operating income increased by 20.1%, primarily reflecting: favorable volume/mix, mainly driven by the same factors as for net revenues noted above; a favorable pricing variance; and lower manufacturing costs (notably in Germany); partly offset by higher marketing, administration and research costs (mainly related to increased investments behind reduced-risk products, notably in Germany and Poland).

European Union - Total Market, PMI Shipment and Market Share Commentaries

Total market, PMI shipment volume and market share performance are shown in the table below:

European Union Key Data	Full-Year
			Change
	2020	2019	% / pp
Total Market (billion units)	472.7	482.8	(2.1)%

PMI Shipment Volume (million units)
Cigarettes	163,420	174,319	(6.3)%
Heated Tobacco Units	19,842	12,569	57.9%
Total European Union	183,262	186,888	(1.9)%

PMI Market Share
Marlboro	17.5%	18.0%	(0.5)
L&M	6.2%	6.7%	(0.5)
Chesterfield	5.5%	5.8%	(0.3)
Philip Morris	2.4%	2.7%	(0.3)
HEETS	4.2%	2.5%	1.7
Others	3.1%	3.1%	—
Total European Union	38.9%	38.8%	0.1
Note: HEETS includes HEETS Dimensions.
The estimated total market in the EU decreased by 2.1% to 472.7 billion units, notably due to:
•Czech Republic, down by 10.9%, primarily reflecting lower border sales due to lockdown measures;
•France, down by 3.6%, mainly reflecting the impact of significant excise tax-driven price increases, partly offset by the pandemic-related impact of lower cross-border (non-domestic) purchases and a lower estimated prevalence of illicit trade due to border restrictions; and
•Spain, down by 7.8%, primarily reflecting lower in-bound tourism and border sales due to the pandemic;
partly offset by
•Germany, up by 1.9%, notably reflecting the pandemic-related impact of lower cross-border (non-domestic) purchases and reduced out-bound tourism, partly offset by the impact of retail price increases in the first quarter of 2020 and adult smoker out-switching to other combustible tobacco products.
Our total shipment volume decreased by 1.9% to 183.3 billion units, reflecting:
•lower cigarette shipment volume, mainly due to the lower total market and lower cigarette market share (notably in Italy and Poland, partly reflecting out-switching to heated tobacco units);
partly offset by
•higher heated tobacco unit shipment volume across the Region (notably in Germany, Italy and Poland), driven by higher market share.
Our Regional market share increased by 0.1 point to 38.9%, with gains in Germany and Italy, partly offset by a decline in Poland.

Eastern Europe:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2020	2019	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$3,378	$3,282	2.9%	10.9%	$96	$(263)	$162	$197	$—
Operating Income	$871	$547	59.2%	+100%	$324	$(299)	$162	$146	$315

Net revenues, excluding unfavorable currency, increased by 10.9%, reflecting: favorable volume/mix, predominantly driven by higher heated tobacco unit volume across the Region (notably in Russia and Ukraine) and higher heated tobacco unit mix (mainly in Russia), partly offset by unfavorable cigarette volume (primarily in Russia and Ukraine, partially offset by Israel) and unfavorable cigarette mix (mainly in Russia); and a favorable pricing variance, driven by higher combustible pricing (primarily in Russia and Ukraine), partly offset by lower IQOS device pricing (mainly in Russia).

Operating income, excluding unfavorable currency, increased by over 100%, primarily reflecting a favorable comparison, shown in "Cost/Other," mainly due to a charge recorded in 2019 of $374 million, related to the Russia excise and VAT audit.

Excluding the 2019 Russia excise and VAT audit charge of $374 million, the 2020 charge for asset impairment and exit costs of $15 million and unfavorable currency of $299 million, operating income increased by 28.7%, reflecting: a favorable pricing variance; favorable volume/mix, driven by the same factors as for net revenues noted above; and lower manufacturing costs; partly offset by higher marketing, administration and research costs (partly related to increased investments behind reduced-risk products, notably in Russia and Ukraine).

Eastern Europe - Total Market, PMI Shipment Volume and Market Share Commentaries

The estimated total market in Eastern Europe decreased by 4.6% to 379.4 billion units, notably due to:
•Russia, down by 3.3%, primarily reflecting the impact of price increases, partly offset by a lower estimated prevalence of illicit trade due to pandemic-related border restrictions; and
•Ukraine, down by 10.2%, mainly reflecting the impact of excise tax-driven price increases.

Our Regional market share increased by 1.8 points to 30.5%.

PMI Shipment Volume (million units)	Full-Year
	2020	2019	Change
Cigarettes	93,462	100,644	(7.1)%
Heated Tobacco Units	20,898	13,453	55.3%
Total Eastern Europe	114,360	114,097	0.2%

Our total shipment volume increased by 0.2% to 114.4 billion units, mainly due to:
•Russia, up by 1.8%, or by 3.9% excluding the net unfavorable impact of estimated distributor inventory movements, primarily reflecting a higher market share, driven by heated tobacco units, partly offset by the lower total market;
partly offset by
•Ukraine, down by 4.3%, mainly due to the lower total market, partly offset by a higher market share driven by heated tobacco units.

Middle East & Africa:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2020	2019	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$3,088	$4,042	(23.6)%	(21.7)%	$(954)	$(77)	$186	$(1,001)	$(62)
Operating Income	$1,026	$1,684	(39.1)%	(35.2)%	$(658)	$(65)	$186	$(784)	$5

Net revenues, excluding unfavorable currency, decreased by 21.7%, reflecting: unfavorable volume/mix, mainly due to lower cigarette volume, heated tobacco unit volume and IQOS device volume in PMI Duty Free, as well as lower cigarette volume in South Africa and Turkey; and lower fees for certain distribution rights billed to customers in certain markets, shown in "Cost/Other"; partially offset by a favorable pricing variance, driven by combustible pricing (mainly in the GCC, particularly Saudi Arabia, as well as North Africa and PMI Duty Free, partly offset by Turkey).

Operating income, excluding unfavorable currency, decreased by 35.2%, mainly reflecting: unfavorable volume/mix, predominantly due to lower cigarette and heated tobacco unit volume in PMI Duty Free; and lower fees for certain distribution rights as noted above for net revenues; partially offset by a favorable pricing variance; and lower marketing, administration and research costs.

Excluding asset impairment and exit costs of $19 million in 2020 and unfavorable currency of $65 million, operating income decreased by 34.1%.

Middle East & Africa - Total Market, PMI Shipment Volume and Market Share Commentaries

The estimated total market in the Middle East & Africa decreased by 8.0% to 546.4 billion units, mainly due to:
•International Duty Free, down by 62.0%, reflecting the impact of government travel restrictions and reduced passenger traffic due to the pandemic;
•South Africa, down by 35.5%, primarily reflecting the impact of the pandemic-related ban on all tobacco sales from March 27, 2020, through August 17, 2020;
•Turkey, down by 4.2%, mainly reflecting the impact of lockdown measures on adult smoker average daily consumption, as well as a higher prevalence of illicit trade related to cut tobacco, particularly during the first-half of 2020, following significant industry-wide cigarette price increases in 2019; and
•The UAE, down by 38.1%, primarily reflecting the adverse impact on low-price brands from the implementation of a minimum excise tax and digital tax stamps in the second half of 2019.

Our Regional market share decreased by 1.4 points to 22.0%.

PMI Shipment Volume (million units)	Full-Year
	2020	2019	Change
Cigarettes	117,999	134,568	(12.3)%
Heated Tobacco Units	1,022	2,654	(61.5)%
Total Middle East & Africa	119,021	137,222	(13.3)%

Our total shipment volume decreased by 13.3% to 119.0 billion units, notably due to:

•PMI Duty Free, down by 70.8%, or by 58.8% excluding the net unfavorable impact of estimated distributor inventory movements (principally due to cigarettes), mainly reflecting the lower total market; and

•Turkey, down by 8.5%, mainly reflecting the lower total market and a lower market share, notably due to adult smoker down-trading following the 2019 price increases.

South & Southeast Asia:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2020	2019	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$4,396	$5,094	(13.7)%	(13.3)%	$(698)	$(19)	$(44)	$(635)	$—
Operating Income	$1,709	$2,163	(21.0)%	(21.1)%	$(454)	$2	$(44)	$(457)	$45

Net revenues, excluding unfavorable currency, decreased by 13.3%, reflecting: unfavorable volume/mix, primarily due to lower cigarette volume in Indonesia and the Philippines, partly offset by favorable cigarette mix in Indonesia; and an unfavorable pricing variance, due to combustible pricing in Indonesia, partly offset by the Philippines.

Operating income, excluding favorable currency, decreased by 21.1%, mainly reflecting: unfavorable volume/mix, due to the same factors as for net revenues noted above; and an unfavorable pricing variance; partly offset by lower marketing, administration and research costs (primarily in Indonesia).

Excluding asset impairment and exit costs of $23 million in 2020 and $20 million in 2019, as well as favorable currency of $2 million, operating income decreased by 20.8%.

South & Southeast Asia - Total Market, PMI Shipment Volume and Market Share Commentaries

The estimated total market in South & Southeast Asia decreased by 8.7% to 672.3 billion units, notably due to:
•India, down by 17.9%, mainly reflecting the impact of lockdown restrictions on the movement of certain products, including tobacco;
•Indonesia, down by 9.6%, mainly reflecting the impact of excise tax-driven price increases and pandemic-related measures on adult smoker average daily consumption;
•Pakistan, down by 10.3%, mainly reflecting the impact of excise tax-driven price increases in June 2019 and price increases on PMI value brands in February 2020; and
•the Philippines, down by 12.0%, mainly reflecting the impact of pandemic-related quarantines, as well as industry-wide price increases in the third quarter of 2019 and the fourth quarter of 2020.

Our Regional market share decreased by 2.2 points to 21.5%.

PMI Shipment Volume (million units)	Full-Year
	2020	2019	Change
Cigarettes	144,788	174,934	(17.2)%
Heated Tobacco Units	36	—	—%
Total South & Southeast Asia	144,824	174,934	(17.2)%

Our total shipment volume decreased by 17.2% to 144.8 billion units, notably due to:
•Indonesia, down by 19.3%, reflecting the lower total market, as well as a lower market share, mainly due to: adult smoker down-trading to the tax-advantaged 'below tier one' segment, the impact of elevated price gaps in the tier one segment (partly due to the delay in minimum price enforcement), and the disproportionate impact of stricter public mobility restrictions in urban areas, where PMI’s share is higher;
•Pakistan, down by 20.0%, mainly reflecting the lower total market and a lower market share, mainly due to low-price Morven; and
•the Philippines, down by 16.1%, mainly reflecting the lower total market and a lower market share, primarily for mid-price Fortune due to the impact of price increases in the third quarter of 2019 and the fourth quarter of 2020.

East Asia & Australia:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2020	2019	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$5,429	$5,364	1.2%	0.6%	$65	$33	$168	$(136)	$—
Operating Income	$2,400	$1,932	24.2%	23.1%	$468	$21	$168	$(68)	$347

Net revenues, excluding favorable currency, increased by 0.6%, reflecting: a favorable pricing variance, mainly driven by higher heated tobacco and combustible pricing in Japan, partly offset by lower IQOS device pricing in Japan; and unfavorable volume/mix, mainly due to lower cigarette volume (primarily in Japan), unfavorable cigarette mix in Australia, lower device volume/mix in Japan and lower heated tobacco unit mix in Japan, partly offset by higher heated tobacco unit volume in Japan.

Operating income, excluding favorable currency, increased by 23.1%, mainly reflecting: lower marketing, administration and research costs (notably in Japan); lower manufacturing costs (mainly related to Japan and Korea); and a favorable pricing variance; partly offset by unfavorable volume/mix, mainly due to lower cigarette volume (primarily in Japan), unfavorable cigarette mix in Australia and lower heated tobacco unit mix in Japan, partly offset by higher heated tobacco unit volume in Japan.

Excluding asset impairment and exit costs of $26 million in 2020 and favorable currency of $21 million, operating income increased by 24.5%.

East Asia & Australia - Total Market, PMI Shipment Volume and Market Share Commentaries

The estimated total market in East Asia & Australia, excluding China, decreased by 3.6% to 288.6 billion units, notably due to:
•Australia, down by 8.8%, primarily reflecting the impact of excise tax-driven price increases; and
•Japan, down by 9.4%, mainly reflecting the impact of excise tax-driven price increases, reduced adult smoker consumption occasions due to pandemic-related measures, as well as adult smoker out-switching from cigarettes to the cigarillo category;
partly offset by
•Korea, up by 4.4%, mainly reflecting the shift of adult smokers from duty-free to domestic purchases due to the pandemic-related decline in international travel; and
•Taiwan, up by 5.4%, primarily driven by the same factor as for Korea.

Our Regional market share, excluding China, increased by 0.3 points to 27.2%.

PMI Shipment Volume (million units)	Full-Year
	2020	2019	Change
Cigarettes	45,100	49,951	(9.7)%
Heated Tobacco Units	33,862	30,677	10.4%
Total East Asia & Australia	78,962	80,628	(2.1)%

Our total shipment volume decreased by 2.1% to 79.0 billion units, notably in:
•Japan, down by 2.4%, mainly due to the lower total market, partly offset by a higher market share driven by heated tobacco units; and
•Korea, down by 4.3%, primarily due to a lower market share, mainly reflecting the unfavorable impact of the growth of the cigarette new taste dimension segment, in which PMI has a relatively low share, partly offset by the higher total market.

Latin America & Canada:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2020	2019	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/Other(1)
(in millions)
Net Revenues	$1,701	$2,206	(22.9)%	(15.5)%	$(505)	$(164)	$135	$(285)	$(191)
Operating Income	$564	$235	+100%	+100%	$329	$(110)	$135	$(219)	$523
(1) Cost/Other variance includes the impact of the RBH deconsolidation.
Note: Net Revenues include revenues from shipments of Platform 1 devices, heated tobacco units and accessories to Altria Group, Inc., commencing in the third quarter of 2019, for sale under license in the United States.

Net revenues, excluding unfavorable currency, decreased by 15.5%, reflecting: unfavorable volume/mix, due to lower cigarette volume, mainly in Argentina and Mexico, partly offset by Brazil; and the unfavorable impact of the deconsolidation of RBH shown in "Cost/Other"; partially offset by a favorable pricing variance, driven by higher combustible pricing across the Region (notably in Brazil and Mexico).

Operating income, excluding unfavorable currency, increased by over 100%, notably reflecting a favorable comparison, shown in "Cost/Other," of net favorable items recorded in 2020 of $110 million related to the Brazil indirect tax credit of $119 million and asset impairment and exit costs of $9 million (associated with organizational design optimization), and charges recorded in 2019 of $493 million related to: asset impairment and exit costs ($60 million) associated with plant closures in Argentina and Colombia, the loss on the deconsolidation of RBH ($239 million), and the Canadian tobacco litigation-related expense ($194 million).

Excluding these 2020 and 2019 items noted above, and unfavorable currency of $110 million, operating income decreased by 22.5%, mainly reflecting: unfavorable volume/mix, due to the same factors as for net revenues noted above; and the unfavorable impact of the deconsolidation of RBH, included in "Cost/Other"; partly offset by a favorable pricing variance; and lower marketing, administration and research costs (notably in Argentina).

Latin America & Canada - Total Market, PMI Shipment Volume and Market Share Commentaries

The estimated total market in Latin America & Canada decreased by 2.8% to 189.0 billion units, notably due to:
•Colombia, down by 14.2%, primarily reflecting reduced product availability (mainly in the second quarter of 2020) and lower adult smoker average daily consumption due to the impact of pandemic-related mobility restrictions; and
•Mexico, down by 13.6%, mainly due to the impact of excise tax-driven price increases in January 2020 and pandemic-related measures on adult smoker average daily consumption;

partly offset by
•Brazil, up by 13.4%, mainly reflecting a lower estimated prevalence of illicit trade due to: reduced price gaps with legal products and the impact of border restrictions imposed as a result of the pandemic.

Our Regional market share decreased by 3.0 points to 33.9%.

PMI Shipment Volume (million units)	Full-Year
	2020	2019	Change
Cigarettes	63,749	72,293	(11.8)%
Heated Tobacco Units	451	299	50.8%
Total Latin America & Canada	64,200	72,592	(11.6)%

Our total shipment volume decreased by 11.6% to 64.2 billion units, or by 10.3% excluding the impact of the RBH deconsolidation, notably due to
•Argentina, down by 12.2%, primarily reflecting a lower market share, mainly due to adult smoker down-trading to ultra-low-price brands produced by local manufacturers, as well as the impact of retail out-of-stock of PMI brands during the second quarter;
•Canada, down by 18.6%, due to the unfavorable impact of the deconsolidation of RBH;
•Colombia, down by 14.2%, primarily reflecting the lower total market; and
•Mexico, down by 18.0%, mainly due to the lower total market and a lower market share, primarily reflecting: adult smoker down-trading following the January 2020 price increases and the impact of the pandemic on adult smoker consumption patterns;
partly offset by
•Brazil, up by 13.2%, mainly reflecting the higher total market.

2019 compared with 2018

For a discussion comparing our consolidated operating results within each of our operating segments for the year ended December 31, 2019, with the year ended December 31, 2018, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Operating Results by Business Segment in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the U.S. Securities and Exchange Commission on February 7, 2020.

Financial Review

	For the Years Ended December 31,
(in millions)	2020	2019	2018
Net cash provided by operating activities	$9,812	$10,090	$9,478
Net cash used in investing activities	(1,154)	(1,811)	(998)
Net cash used in financing activities	(8,496)	(8,061)	(9,651)

2020 compared with 2019

•Net Cash Provided by Operating Activities

Net cash provided by operating activities for the year ended December 31, 2020 decreased by $0.3 billion compared with 2019. Excluding unfavorable currency movements of $0.5 billion, net cash provided by operating activities increased by $0.2 billion, due primarily to higher net earnings (excluding 2019 non-cash charges related to the Canadian tobacco litigation-related expense and the loss on deconsolidation of RBH), partially offset by higher working capital requirements of $0.5 billion and higher cash payments in 2020 for asset impairment and exit costs. For further details, see Item 8, Note 19. Asset Impairment and Exit Costs for additional information.

Higher net earnings in 2020, excluding the impact of the above 2019 non-cash charges, were partly attributable to the Russia excise and VAT audit charge of $374 million which was paid in the third quarter of 2019. For further details, Item 8, Note 17. Contingencies for additional information.

The higher working capital requirements were primarily due to net cash used in inventories and accrued liabilities and other current assets reflecting COVID-19 pandemic related build-up of inventory in our supply chain, and the timing of excise tax-paid inventory movements and excise tax payments. This change was partially offset by cash provided by accounts receivable due to the varying levels of usage of our factoring arrangements to sell trade receivables and timing of sales and cash collections.

•Net Cash Used in Investing Activities

Net cash used in investing activities of $1.2 billion for the year ended December 31, 2020, decreased by $0.7 billion from the comparable 2019 period. This decrease in net cash used in investing activities was primarily due to the reduction of cash in 2019 resulting from the deconsolidation of RBH and lower capital expenditures, partially offset by higher cash collateral posted to secure derivatives designated as net investment hedges of Euro assets principally related to changes in exchange rates between the Euro and the U.S. dollar. For further details on deconsolidation of RBH, see Item 8. Note 20. Deconsolidation of RBH. For further details on our derivatives designated as net investment hedges, see Item 8. Note 15. Financial Instruments.

Our capital expenditures were $0.6 billion in 2020 and $0.9 billion in 2019. The 2020 expenditures were primarily related to our ongoing investments in RRPs. We expect total capital expenditures in 2021 of approximately $0.8 billion (including capital expenditures related to our ongoing investment in RRPs), to be funded by operating cash flows.

•Net Cash Used in Financing Activities

Net cash used in financing activities of $8.5 billion for the year ended December 31, 2020, increased by $0.4 billion from the comparable 2019 period. The change was due primarily to higher payments to noncontrolling interests and higher dividends paid, partially offset by debt activity.

Dividends paid in 2020 and 2019 were $7.4 billion and $7.2 billion, respectively.

2019 compared with 2018

For a discussion comparing our net cash activities (operating, investing and financing) for the year ended December 31, 2019, with the year ended December 31, 2018, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Review in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the U.S. Securities and Exchange Commission on February 7, 2020.

Debt and Liquidity

We define cash and cash equivalents as short-term, highly liquid investments, readily convertible to known amounts of cash that mature within a maximum of three months and have an insignificant risk of change in value due to interest rate or credit risk changes. As a policy, we do not hold any investments in structured or equity-linked products. Our cash and cash equivalents are predominantly held in demand deposits with institutions that have investment-grade long-term credit rating. As part of our cash management strategy and in order to manage counterparty exposure, we also enter into reverse repurchase agreements. Such agreements are collateralized with government or corporate securities held by a custodial bank and, at maturity, cash is paid back to PMI, and the collateral is returned to the bank. For 2020 and 2019, the activities for such reverse repurchase agreements were not material.

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

Credit Ratings – The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. At February 8, 2021, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Stable
Fitch	F1	A	Stable

Credit Facilities – On January 29, 2021, we entered into an agreement to amend and extend the term of our 364-day revolving credit facility from February 2, 2021, to February 1, 2022 in the amount of $1.75 billion.

At February 8, 2021, our committed credit facilities were as follows:

(in billions)
Type	Committed Credit Facilities
364-day revolving credit, expiring February 1, 2022	$1.75
Multi-year revolving credit, expiring October 1, 2022	3.50
Multi-year revolving credit, expiring February 10, 2025(a)	2.00
Total facilities	$7.25
(a) On January 29, 2021, we entered into an agreement, effective February 10, 2021, to amend and extend the term of our $2.0 billion multi-year revolving credit facility, for an additional year covering the period February 11, 2025 to February 10, 2026, in the amount of $1.86 billion.

At February 8, 2021, there were no borrowings under the committed credit facilities, and the entire committed amounts were available for borrowing.

All banks participating in our committed credit facilities have an investment-grade long-term credit rating from the credit rating agencies. We continuously monitor the credit quality of our banking group, and at this time we are not aware of any potential non-performing credit provider.

These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require us to post collateral. The $3.5 billion multi-year revolving credit facility in the table above requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“consolidated EBITDA”) to consolidated interest expense of not less than 3.5 to 1.0 on a rolling four-quarter basis. At December 31, 2020, our ratio calculated in accordance with the agreement was 12.6 to 1.0. We expect to continue to meet our covenants. The terms “consolidated EBITDA” and “consolidated interest expense,” both of which include certain adjustments, are defined in the facility agreements previously filed with the U.S. Securities and Exchange Commission.

In addition to the committed credit facilities discussed above, certain of our subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $2.7 billion at December 31, 2020 and December 31, 2019, respectively, are for the sole use of our subsidiaries. Borrowings under these arrangements and other bank loans amounted to $244 million at December 31, 2020, and $338 million at December 31, 2019.

Commercial Paper Program – We continue to have access to liquidity in the commercial paper market through programs in place in the U.S. and in Europe having an aggregate issuance capacity of $8.0 billion. At December 31, 2020, and December 31, 2019, we had no commercial paper outstanding. The average commercial paper balance outstanding during 2020 and 2019 was $1.2 billion and $2.3 billion, respectively.

Sale of Accounts Receivable – To mitigate credit risk and enhance cash and liquidity management, we sell trade receivables to unaffiliated financial institutions. These arrangements allow us to sell, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold are generally short-term in nature and are removed from the consolidated balance sheets. We sell trade receivables under two types of arrangements, servicing and nonservicing.

Our operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of December 31, 2020, 2019 and 2018, were $1.2 billion, $0.9 billion and $1.0 billion, respectively. The net proceeds received are included in cash provided by operating activities in the consolidated statements of cash flows.

For further details, see Item 8, Note 18. Sale of Accounts Receivable to our consolidated financial statements.

Debt – Our total debt was $31.5 billion at December 31, 2020, and $31.0 billion at December 31, 2019. Our total debt is primarily fixed rate in nature. The weighted-average all-in financing cost of our total debt was 2.4% in 2020 and 2.5% in 2019. For further details, including the fair value of our debt, see Item 8, Note 7. Indebtedness. The amount of debt that we can issue is subject to approval by our Board of Directors.

On February 11, 2020, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.

Our debt issuances in 2020 were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity

U.S. dollar notes	(a)	$750	1.125%	May 2020	May 2023
U.S. dollar notes	(a)	$750	1.500%	May 2020	May 2025
U.S. dollar notes	(a)	$750	2.100%	May 2020	May 2030
U.S. dollar notes	(b)	$750	0.875%	November 2020	May 2026
U.S. dollar notes	(b)	$750	1.750%	November 2020	November 2030

(a) Interest on these notes is payable semi-annually in arrears beginning in November 2020.
(b) Interest on these notes is payable semi-annually in arrears beginning in May 2021.

The net proceeds from the sale of the securities listed in the table above have been and will be used for general corporate purposes, including repayment of outstanding commercial paper and redemption on January 25, 2021, of our outstanding $750 million 1.875% U.S. dollar notes due February 25, 2021.

The weighted-average time to maturity of our long-term debt was 9.7 years at the end of 2020 and 10.2 years at the end of 2019.

•Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have no off-balance sheet arrangements, including special purpose entities, other than guarantees and contractual obligations discussed below.

Guarantees – At December 31, 2020, we were contingently liable for guarantees of our own performance, of which $0.3 billion were related to our obligations under indemnity agreements to enable appeals of customs assessments against our distributors. In October 2020, we guaranteed an obligation for an equity method investee. For further details, see Item 8, Note 17. Contingencies to our consolidated financial statements. Additionally, we have other guarantees of our own performance, which are primarily related to excise taxes on the shipment of our products. There is no liability in the consolidated financial statements associated with these guarantees. These guarantees have not had, and are not expected to have, a significant impact on PMI’s liquidity.

Aggregate Contractual Obligations – The following table summarizes our contractual obligations at December 31, 2020:

		Payments Due
(in millions)	Total	2021	2022-2023	2024-2025	2026 and Thereafter
Long-term debt (1)	$31,552	$3,124	$5,122	$5,866	$17,440
Interest on borrowings (2)	9,781	874	1,531	1,275	6,101
Operating leases (3)	896	215	271	119	291
Purchase obligations (4):
Inventory and production costs	2,902	2,048	584	267	3
Other	1,719	1,038	363	157	161
	4,621	3,086	947	424	164
Other long-term liabilities (5)	1,699	267	361	845	226
	$48,549	$7,566	$8,232	$8,529	$24,222

(1) Amounts represent the expected cash payments at the face value of our long-term debt and finance lease obligations. For further details, see Item 8, Note 7. Indebtedness to our consolidated financial statements.
(2) Amounts represent the expected cash payments of our interest expense on our long-term debt, including the current portion of long-term debt. Interest on our fixed-rate debt is presented using the stated interest rate. Interest on our variable debt is estimated using the rate in effect at December 31, 2020. Amounts exclude the amortization of debt discounts, the amortization of loan fees and fees for lines of credit that would be included in interest expense in the consolidated statements of earnings.
(3) Amounts represent the maturity of PMI's operating lease liabilities, on an undiscounted basis.
(4) Purchase obligations for inventory and production costs (such as raw materials, electonic devices, indirect materials and supplies, packaging, co-manufacturing arrangements, storage and distribution) are commitments for projected needs to be utilized in the normal course of business. Other purchase obligations include commitments for marketing, advertising, capital expenditures, information technology and professional services. Other purchase obligations also include the expected future contributions to the Foundation for a Smoke-Free World.  For further details see Business Environment—Other Developments. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Amounts represent the minimum commitments under non-cancelable contracts. Any amounts reflected on the consolidated balance sheet as accounts payable and accrued liabilities are excluded from the table above.
(5) Other long-term liabilities consist primarily of transition tax (as discussed in Item 8, Note 11. Income Taxes to our consolidated financial statements), postretirement health care costs, accruals established for employment costs and accruals established for Exit activities (for further details, see Note 19. Asset impairment and Exit Costs). The following long-term liabilities included on the consolidated balance sheet are excluded from the table above: accrued pension and postemployment costs, tax contingencies, insurance accruals and other accruals. We are unable to estimate the timing of payments (or contributions in the case of accrued pension costs) for these items. Currently, we anticipate making pension contributions of approximately $262 million in 2021, based on current tax and benefit laws (as discussed in Item 8, Note 13. Benefit Plans to our consolidated financial statements).

Equity and Dividends

We discuss our stock awards as of December 31, 2020, in Item 8, Note 9. Stock Plans to our consolidated financial statements.

During 2020, 2019 and 2018, we did not repurchase any shares under a share repurchase program.

Dividends paid in 2020 were $7.4 billion. During the third quarter of 2020, our Board of Directors approved a 2.6% increase in the quarterly dividend to $1.20 per common share. As a result, the present annualized dividend rate is $4.80 per common share.

Market Risk

Counterparty Risk - We predominantly work with financial institutions with strong short- and long-term credit ratings as assigned by Standard & Poor’s and Moody’s. These banks are also part of a defined group of relationship banks. Non-investment grade institutions are only used in certain emerging markets to the extent required by local business needs. We have a conservative approach when it comes to choosing financial counterparties and financial instruments. As such we do not invest or hold investments in any structured or equity-linked products. The majority of our cash and cash equivalents is currently invested with maturities of less than 30 days.

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

See Item 8, Note 15. Financial Instruments to our consolidated financial statements for further details on our derivative financial instruments and the related collateral arrangements.

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

The computation estimates were made assuming normal market conditions, using a 95% confidence interval and a one-day holding period using a "parametric delta-gamma" approximation technique to determine the observed interrelationships between movements in interest rates and various currencies and in calculating the risk of the underlying positions in the portfolio. These interrelationships were determined by observing interest rate and forward currency rate movements primarily over the preceding quarter for determining value at risk at December 31, 2020 and 2019, and primarily over each of the four preceding quarters for the calculation of average, high and low value at risk amounts during each year.

	Fair Value Impact
(in millions)	At December 31, 2020	Average	High	Low
Instruments sensitive to:
Foreign currency rates	$59	$78	$136	$54

Interest rates	$180	$445	$1,146	$180

	Fair Value Impact
(in millions)	At December 31, 2019	Average	High	Low
Instruments sensitive to:
Foreign currency rates	$18	$20	$24	$18

Interest rates	$301	$247	$346	$169

The significant year-over-year increase in "average" and "high" impact on the value at risk computation above was primarily due to an increase in interest rate and foreign currency volatility during the first quarter of 2020 resulting from the impact of the COVID-19 pandemic.

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

Contingencies

See Item 3 and Item 8, Note 17. Contingencies to our consolidated financial statements for a discussion of contingencies.

Cautionary Factors That May Affect Future Results

Forward-Looking and Cautionary Statements
We may from time to time make written or oral forward-looking statements, including statements contained in filings with the SEC, in reports to stockholders and in press releases and investor webcasts. You can identify these forward-looking statements by use of words such as "strategy," "expects," "continues," "plans," "anticipates," "believes," "will," "estimates," "intends," "projects," "aims," "goals," "targets" and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.
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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this Item is included in Item 7, Market Risk.

Item 8.Financial Statements and Supplementary Data.

Consolidated Statements of Earnings
(in millions of dollars, except per share data)

for the years ended December 31,	2020	2019	2018
Revenues including excise taxes	$76,047	$77,921	$79,823
Excise taxes on products	47,353	48,116	50,198
Net revenues	28,694	29,805	29,625
Cost of sales	9,569	10,513	10,758
Gross profit	19,125	19,292	18,867
Marketing, administration and research costs (Notes 12, 17, 19 & 20)	7,384	8,695	7,408
Amortization of intangibles	73	66	82
Operating income	11,668	10,531	11,377
Interest expense, net (Note 14)	618	570	665
Pension and other employee benefit costs (Note 13)	97	89	41
Earnings before income taxes	10,953	9,872	10,671
Provision for income taxes (Note 11)	2,377	2,293	2,445
Equity investments and securities (income)/loss, net	(16)	(149)	(60)
Net earnings	8,592	7,728	8,286
Net earnings attributable to noncontrolling interests	536	543	375
Net earnings attributable to PMI	$8,056	$7,185	$7,911
Per share data (Note 10):
Basic earnings per share	$5.16	$4.61	$5.08
Diluted earnings per share	$5.16	$4.61	$5.08

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Earnings
(in millions of dollars)

for the years ended December 31,	2020	2019	2018
Net earnings	$8,592	$7,728	$8,286
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $94 in 2020, $(161) in 2019 and $(47) in 2018	(1,265)	505	(812)
(Gains)/losses transferred to earnings - deconsolidation of RBH, net of income taxes of $0 in 2020, 2019 and 2018 (Note 20)	—	502	—
Change in net loss and prior service cost:
Net gains (losses) and prior service costs, net of income taxes of $139 in 2020, $247 in 2019 and $65 in 2018	(726)	(454)	(1,046)
Amortization of net losses, prior service costs and net transition costs, net of income taxes of $(67) in 2020, $(69) in 2019 and $(43) in 2018	299	243	218
(Gains)/losses transferred to earnings - deconsolidation of RBH, net of income taxes of $0 in 2020, $(15) in 2019 and $0 in 2018 (Note 20)	—	27	—
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $13 in 2020, $2 in 2019 and $(4) in 2018	(68)	(18)	24
(Gains) losses transferred to earnings, net of income taxes of $0 in 2020, $3 in 2019 and $5 in 2018	(20)	(14)	(31)
Total other comprehensive earnings (losses)	(1,780)	791	(1,647)
Total comprehensive earnings	6,812	8,519	6,639
Less comprehensive earnings attributable to:
Noncontrolling interests	574	586	304
Comprehensive earnings attributable to PMI	$6,238	$7,933	$6,335

See notes to consolidated financial statements.

Consolidated Balance Sheets
(in millions of dollars, except share data)

at December 31,	2020	2019
Assets
Cash and cash equivalents	$7,280	$6,861
Trade receivables (less allowances of $23 in 2020 and $20 in 2019)	2,905	3,080
Other receivables (less allowances of $38 in 2020 and $35 in 2019)	856	637
Inventories:
Leaf tobacco	2,063	2,052
Other raw materials	1,712	1,596
Finished product	5,816	5,587
	9,591	9,235
Other current assets	860	701
Total current assets	21,492	20,514
Property, plant and equipment, at cost:
Land and land improvements	590	566
Buildings and building equipment	4,410	4,132
Machinery and equipment	9,460	9,354
Construction in progress	449	394
	14,909	14,446
Less: accumulated depreciation	8,544	7,815
	6,365	6,631
Goodwill (Note 3)	5,964	5,858
Other intangible assets, net (Note 3)	2,019	2,113
Equity investments (Note 4)	4,798	4,635
Deferred income taxes	1,410	1,153
Other assets (less allowances of $22 in 2020 and $15 in 2019)	2,767	1,971
Total Assets	$44,815	$42,875

See notes to consolidated financial statements.

at December 31,	2020	2019
Liabilities
Short-term borrowings (Note 7)	$244	$338
Current portion of long-term debt (Note 7)	3,124	4,051
Accounts payable	2,780	2,299
Accrued liabilities:
Marketing and selling	782	666
Taxes, except income taxes	6,403	5,837
Employment costs	1,189	1,042
Dividends payable	1,880	1,831
Other	2,122	1,973
Income taxes (Note 11)	1,091	796
Total current liabilities	19,615	18,833
Long-term debt (Note 7)	28,168	26,656
Deferred income taxes	684	908
Employment costs	4,470	3,634
Income taxes and other liabilities (Note 11)	2,509	2,443
Total liabilities	55,446	52,474
Contingencies (Note 17)
Stockholders’ (Deficit) Equity
Common stock, no par value (2,109,316,331 shares issued in 2020 and 2019)	—	—
Additional paid-in capital	2,105	2,019
Earnings reinvested in the business	31,638	30,987
Accumulated other comprehensive losses	(11,181)	(9,363)
	22,562	23,643
Less: cost of repurchased stock (551,942,600 and 553,421,668 shares in 2020 and 2019, respectively)	35,129	35,220
Total PMI stockholders’ deficit	(12,567)	(11,577)
Noncontrolling interests	1,936	1,978
Total stockholders’ deficit	(10,631)	(9,599)
Total Liabilities and Stockholders’ (Deficit) Equity	$44,815	$42,875

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(in millions of dollars)

for the years ended December 31,	2020	2019		2018
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net earnings	$8,592	$7,728		$8,286
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	981	964		989
Deferred income tax (benefit) provision	(143)	(141)		(100)
Asset impairment and exit costs, net of cash paid (Note 19)	(14)	371		(3)
Cash effects of changes in:
Receivables, net	26	(331)		53
Inventories	(165)	(548)		(613)
Accounts payable	406	451		(51)
Accrued liabilities and other current assets	121	1,108		910
Income taxes	(260)	75		(135)
Pension plan contributions	(102)	(200)		(110)
Other	370	613	(1)	252
Net cash provided by operating activities	9,812	10,090		9,478
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Capital expenditures	(602)	(852)		(1,436)
Equity investments	(47)	(31)		(63)
Deconsolidation of RBH (Note 20)	—	(1,346)	(2)	—
Net investment hedges	(551)	386		416
Other	46	32		85
Net cash used in investing activities	(1,154)	(1,811)		(998)

See notes to consolidated financial statements.

for the years ended December 31,	2020	2019	2018
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Short-term borrowing activity by original maturity:
Net issuances (repayments) - maturities of 90 days or less	$(70)	$(364)	$255
Issuances - maturities longer than 90 days	45	989	—
Repayments - maturities longer than 90 days	(45)	(989)	—
Long-term debt proceeds	3,713	3,819	—
Long-term debt repaid	(3,999)	(3,998)	(2,484)
Dividends paid	(7,364)	(7,161)	(6,885)
Payments to noncontrolling interests and Other	(776)	(357)	(537)
Net cash used in financing activities	(8,496)	(8,061)	(9,651)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	258	27	(685)
Cash, cash equivalents and restricted cash(3):
Increase (Decrease)	420	245	(1,856)
Balance at beginning of year	6,865	6,620	8,476
Balance at end of year	$7,285	$6,865	$6,620

Cash Paid:
Interest	$728	$800	$882
Income taxes	$2,785	$2,430	$2,749

(1) Includes the Loss on Deconsolidation of RBH ($239 million) and the Canadian tobacco litigation-related charge ($194 million) that were included in marketing, administration and research costs in the consolidated statements of earnings for the year ended December 31, 2019. For further details on these charges, see Note 20. Deconsolidation of RBH.

(2) Includes deconsolidation of RBH cash and cash equivalents of $1,323 million and restricted cash of $23 million.

(3) The amounts for cash and cash equivalents shown above include restricted cash of $5 million, $4 million and $27 million as of December 31, 2020, 2019 and 2018, respectively, which were included in other current assets in the consolidated balance sheets.

See notes to consolidated financial statements.

Consolidated Statements of Stockholders' (Deficit) Equity
(in millions of dollars, except per share data)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, January 1, 2018	$—	$1,972	$29,859	$(8,535)	$(35,382)	$1,856	$(10,230)
Net earnings			7,911			375	8,286
Other comprehensive earnings (losses), net of income taxes				(1,572)		(75)	(1,647)
Issuance of stock awards		47			81		128
Dividends declared ($4.49 per share)			(6,994)				(6,994)
Payments to noncontrolling interests						(435)	(435)
Adoption of new accounting standards (1)			238				238
Other (Note 6)		(80)		(4)		(1)	(85)
Balances, December 31, 2018	—	1,939	31,014	(10,111)	(35,301)	1,720	(10,739)
Net earnings			7,185			543	7,728
Other comprehensive earnings (losses), net of income taxes				219		43	262
Issuance of stock awards		79			81		160
Dividends declared ($4.62 per share)			(7,212)				(7,212)
Payments to noncontrolling interests						(378)	(378)
Deconsolidation of RBH (Note 20)				529			529
Other		1		—		50	51
Balances, December 31, 2019	—	2,019	30,987	(9,363)	(35,220)	1,978	(9,599)
Net earnings			8,056			536	8,592
Other comprehensive earnings (losses), net of income taxes				(1,818)		38	(1,780)
Issuance of stock awards		69			91		160
Dividends declared ($4.74 per share)			(7,405)				(7,405)
Payments to noncontrolling interests						(602)	(602)
Other		17		—		(14)	3
Balances, December 31, 2020	$—	$2,105	$31,638	$(11,181)	$(35,129)	$1,936	$(10,631)

(1) Financial Accounting Standard Update ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1.

Background and Basis of Presentation:

Background

Philip Morris International Inc. is a holding company incorporated in Virginia, U.S.A., whose subsidiaries and affiliates and their licensees are engaged in the manufacture and sale of cigarettes and other nicotine-containing products, including reduced-risk products, in markets outside of the United States of America. In addition, PMI ships versions of its Platform 1 device and its consumables authorized by the U.S. Food and Drug Administration ("FDA") to Altria Group, Inc., for sale in the United States under license. Throughout these financial statements, the term "PMI" refers to Philip Morris International Inc. and its subsidiaries.

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

PMI has analyzed the impact of the Coronavirus pandemic ("COVID-19") on its financial statements as of December 31, 2020. PMI has determined that the changes to its significant judgments and estimates did not have a material impact with respect to goodwill, intangible assets, long-lived assets or its hedge accounting activities.

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

Fair value measurements

PMI follows ASC 820, Fair Value Measurements and Disclosures with respect to assets and liabilities that are measured at fair value. The guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance describes three levels of input that may be used to measure fair value. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 3 are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

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

Impairment of investment in non-marketable equity securities

Non-marketable equity securities are subject to periodic impairment reviews during which PMI considers both qualitative and quantitative factors that may have a significant impact on the investees' fair value. Upon determining that an impairment may exist, the security’s fair value is calculated and compared to its carrying value, and an impairment is recognized immediately if the carrying value exceeds the fair value. For further details see Note 20. Deconsolidation of RBH.

Impairment of equity method investments

Equity method investments are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. An impairment loss would be recorded whenever a decline in value of an equity investment below its carrying amount is determined to be other than temporary. PMI determines whether a loss is other than temporary by considering the length of time and extent to which the fair value of the equity investment has been less than the carrying amount, the financial condition of the equity investment, and the intent to retain the investment for a period of time is sufficient to allow for any anticipated recovery in market value.

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

Leases

PMI determines that a contract contains a lease if the contract conveys a right to control the use of the identified asset for a period of time in exchange for consideration. Lease expense is recognized on a straight-line basis over the lease term with the expense recorded in cost of sales or marketing, administration and research costs depending on the nature of the leased item. At lease commencement, PMI recognizes lease liabilities and the corresponding right-of-use assets (at the present value of future payments) for predominately all of its operating leases. The recognition of the right-of-use asset and lease liability includes renewal options when it is reasonably certain that they will be exercised. Certain of PMI’s leases include payments that are based on changes to an index or on actual usage. These lease payments are adjusted periodically and are included within variable lease costs. PMI accounts for lease and nonlease components as a single-lease component with the exception of its vehicle leases, of which PMI accounts for the lease components separately from the nonlease components. Additionally, leases with an initial term of 12 months or less are not included in the right-of-use asset or lease liability on the consolidated statement of financial position.

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

Note 3.

Goodwill and Other Intangible Assets, net:

The movements in goodwill were as follows:

(in millions)	European Union	Eastern Europe	Middle East & Africa	South & Southeast Asia	East Asia & Australia	Latin America & Canada	Total
Balance at January 1, 2019	$1,357	$303	$87	$2,795	$536	$2,111	$7,189
Changes due to:
Currency	(19)	(3)	2	103	15	34	132
Deconsolidation of RBH						(1,463)	(1,463)
Balances, December 31, 2019	1,338	300	89	2,898	551	682	5,858
Changes due to:
Currency	96	17	(3)	17	8	(29)	106
Balances, December 31, 2020	$1,434	$317	$86	$2,915	$559	$653	$5,964

At December 31, 2020, goodwill primarily reflects PMI’s acquisitions in Colombia, Greece, Indonesia, Mexico, Pakistan and Serbia, as well as the business combination in the Philippines.

For details on the deconsolidation of RBH, see Note 20. Deconsolidation of RBH.

Details of other intangible assets were as follows:

		December 31, 2020			December 31, 2019
(in millions)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizable intangible assets		$1,289		$1,289	$1,319		$1,319
Amortizable intangible assets:
Trademarks	13 years	1,233	$594	639	1,217	$526	691
Distribution networks	7 years	115	78	37	113	72	41
Other*	8 years	104	50	54	106	44	62
Total other intangible assets		$2,741	$722	$2,019	$2,755	$642	$2,113
* Primarily includes intellectual property rights

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia and Mexico. The decrease since December 31, 2019, was due to currency movements of $(30) million.

The increase in the gross carrying amount of amortizable intangible assets from December 31, 2019, was mainly due to currency movements of $15 million.

The change in the accumulated amortization from December 31, 2019 was mainly due to the 2020 amortization of $73 million, combined with currency movements of $7 million.

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

Note 4.

Related Parties - Equity Investments and Other:

Equity Method Investments:

At December 31, 2020 and 2019, PMI had total equity method investments of $966 million and $1,053 million, respectively. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses, dividends, capital contributions, changes in ownership interests and movements in currency translation adjustments. The carrying value of our equity method investments at December 31, 2020 and 2019, exceeded our share of the investees' book value by $773 million and $901 million, respectively. The difference between the investment carrying value and the amount of underlying equity in net assets, excluding $745 million and $863 million attributable to goodwill as of December 31, 2020 and 2019, respectively, is being amortized on a straight-line basis over the underlying assets' estimated useful lives of 10 to 20 years. At December 31, 2020 and 2019, PMI received year-to-date dividends from equity method investees of $79 million and $100 million, respectively.

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

The initial investments in Megapolis Distribution BV and EITA were recorded at cost and are included in equity investments on the consolidated balance sheets.

Equity securities:

Following the deconsolidation of RBH on March 22, 2019, PMI recorded the continuing investment in RBH, PMI's wholly owned subsidiary in Canada, at fair value of $3,280 million at the date of deconsolidation, within equity investments. For further details, see Note 20. Deconsolidation of RBH. Transactions between PMI and RBH are considered to be related-party transactions from the date of deconsolidation and are included in the tables below.

The fair value of PMI’s other equity securities, which have been classified within Level 1, was $256 million and $332 million for the years ending December 31, 2020 and 2019, respectively. Unrealized pre-tax gain (loss) of $(76) million and $44 million ($(60) million and $35 million net of tax) on these equity securities was recorded in the consolidated statement of earnings for the years ended December 31, 2020 and 2019, respectively. For a description of the fair value hierarchy and the three levels of inputs used to measure fair values, see Note 2. Summary of Significant Accounting Policies.

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

Financial activity with the above related parties:

PMI’s net revenues and expenses with the above related parties were as follows:

	For the Years Ended December 31,
(in millions)	2020	2019	2018
Net revenues
Megapolis Group	$2,174	$2,236	$1,994
Other	1,059	1,015	720
Net revenues (a)	$3,233	$3,251	$2,714

Expenses:
Other	$51	$63	$21
Expenses	$51	$63	$21
(a) Net revenues exclude excise taxes and VAT billed to customers.

PMI’s balance sheet activity with the above related parties was as follows:

	At December 31,
(in millions)	2020	2019
Receivables:
Megapolis Group	$209	$375
Other	156	148
Receivables	$365	$523

Payables:
Other	$13	$20
Payables	$13	$20
The activities with the above related parties are in the ordinary course of business, and are primarily for distribution, service fees, contract manufacturing and license agreements. PMI eliminated its respective share of all significant intercompany transactions with the equity method investees.

Note 5.

Product Warranty:

PMI's IQOS devices are subject to standard product warranties generally for a period of 12 months from the date of purchase or such other periods as required by law. PMI generally provides in cost of sales for the estimated cost of warranty in the period the related revenue is recognized. PMI assesses the adequacy of its accrued product warranties and adjusts the amounts as necessary based on actual experience and changes in future estimates. Factors that affect product warranties may vary across markets but typically include device version mix, product failure rates, logistics and service delivery costs, and warranty policies. PMI accounts for its product warranties within other accrued liabilities. At December 31, 2020 and December 31, 2019, these amounts were as follows:

	At December 31,
(in millions)	2020	2019
Balance at beginning of period	$140	$67
Changes due to:
Warranties issued	242	303
Settlements	(254)	(230)
Currency/Other	9	—
Balance at end of period	$137	$140

Note 6.

Acquisitions:

On March 21, 2018, PMI acquired the remaining 49% interest in Tabacalera Costarricense, S.A. and Mendiola y Compañía, S.A. for a net purchase price of $95 million, which included $2 million of contingent consideration. As a result, PMI now owns 100% of these Costa Rican affiliates. The purchase of the remaining 49% interest resulted in a decrease to PMI’s additional paid-in capital of $86 million.

Note 7.

Indebtedness:

Short-Term Borrowings

At December 31, 2020 and 2019, PMI’s short-term borrowings and related average interest rates consisted of the following:

	December 31, 2020		December 31, 2019
(in millions)	Amount Outstanding	Average Year-End Rate	Amount Outstanding	Average Year-End Rate
Commercial paper	$—	—%	$—	—%
Bank loans	244	5.3	338	5.5
	$244		$338
Given the mix of subsidiaries and their respective local economic environments, the average interest rate for bank loans above can vary significantly from day to day and country to country.

The fair values of PMI’s short-term borrowings at December 31, 2020 and 2019, based upon current market interest rates, approximate the amounts disclosed above.

Long-Term Debt
At December 31, 2020 and 2019, PMI’s long-term debt consisted of the following:

	December 31,
(in millions)	2020	2019
U.S. dollar notes, 0.875% to 6.375% (average interest rate 3.199%), due through 2044	$21,221	$19,783
Foreign currency obligations:
Euro notes, 0.125% to 3.125% (average interest rate 1.983%), due through 2039	9,253	9,822
Swiss franc notes, 1.625% to 2.000% (average interest rate 1.830%), due through 2024	622	899
Other (average interest rate 3.187%), due through 2025 (a)	196	203
Carrying value of long-term debt	31,292	30,707
Less current portion of long-term debt	3,124	4,051
	$28,168	$26,656
(a) Includes mortgage debt in Switzerland as well as $37 million and $56 million in finance leases at December 31, 2020 and 2019, respectively.

The fair value of PMI’s outstanding long-term debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. At December 31, 2020 and 2019 the fair value of PMI's outstanding long-term debt, excluding the aforementioned finance leases, was as follows:

	December 31,
(in millions)	2020	2019
Level 1	$35,227	$32,821
Level 2	177	167

For a description of the fair value hierarchy and the three levels of inputs used to measure fair values, see Note 2. Summary of Significant Accounting Policies.

Debt Issuances Outstanding:

PMI’s debt issuances outstanding at December 31, 2020, were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity
U.S. dollar notes		$750	1.875%	February 2016	February 2021
U.S. dollar notes		$350	4.125%	May 2011	May 2021
U.S. dollar notes		$750	2.900%	November 2011	November 2021
U.S. dollar notes		$500	2.625%	February 2017	February 2022
U.S. dollar notes		$750	2.375%	August 2017	August 2022
U.S. dollar notes		$750	2.500%	August 2012	August 2022
U.S. dollar notes		$750	2.500%	November 2017	November 2022
U.S. dollar notes		$600	2.625%	March 2013	March 2023
U.S. dollar notes		$500	2.125%	May 2016	May 2023
U.S. dollar notes		$750	1.125%	May 2020	May 2023
U.S. dollar notes		$500	3.600%	November 2013	November 2023
U.S. dollar notes		$900	2.875%	May 2019	May 2024
U.S. dollar notes		$750	3.250%	November 2014	November 2024
U.S. dollar notes		$750	1.500%	May 2020	May 2025
U.S. dollar notes		$750	3.375%	August 2015	August 2025
U.S. dollar notes		$750	2.750%	February 2016	February 2026
U.S. dollar notes		$750	0.875%	November 2020	May 2026
U.S. dollar notes		$500	3.125%	August 2017	August 2027
U.S. dollar notes		$500	3.125%	November 2017	March 2028
U.S. dollar notes		$750	3.375%	May 2019	August 2029
U.S. dollar notes		$750	2.100%	May 2020	May 2030
U.S. dollar notes		$750	1.750%	November 2020	November 2030
U.S. dollar notes		$1,500	6.375%	May 2008	May 2038
U.S. dollar notes		$750	4.375%	November 2011	November 2041
U.S. dollar notes		$700	4.500%	March 2012	March 2042
U.S. dollar notes		$750	3.875%	August 2012	August 2042
U.S. dollar notes		$850	4.125%	March 2013	March 2043
U.S. dollar notes		$750	4.875%	November 2013	November 2043
U.S. dollar notes		$750	4.250%	November 2014	November 2044
U.S. dollar notes	(a)	$500	4.250%	May 2016	November 2044
EURO notes	(b)	€750 (approximately $1,029)	1.875%	March 2014	March 2021
EURO notes	(b)	€600 (approximately $761)	2.875%	May 2012	May 2024
EURO notes	(b)	€500 (approximately $582)	0.625%	November 2017	November 2024
EURO notes	(b)	€750 (approximately $972)	2.750%	March 2013	March 2025
EURO notes	(b)	€1,000 (approximately $1,372)	2.875%	March 2014	March 2026
EURO notes	(b)	€500 (approximately $557)	0.125%	August 2019	August 2026
EURO notes	(b)	€500 (approximately $697)	2.875%	May 2014	May 2029
EURO notes	(b)	€750 (approximately $835)	0.800%	August 2019	August 2031
EURO notes	(b)	€500 (approximately $648)	3.125%	June 2013	June 2033
EURO notes	(b)	€500 (approximately $578)	2.000%	May 2016	May 2036
EURO notes	(b)	€500 (approximately $582)	1.875%	November 2017	November 2037
EURO notes	(b)	€750 (approximately $835)	1.450%	August 2019	August 2039
Swiss franc notes	(b)	CHF300 (approximately $335)	2.000%	December 2011	December 2021
Swiss franc notes	(b)	CHF250 (approximately $283)	1.625%	May 2014	May 2024

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

On January 25, 2021, PMI redeemed all of its outstanding 1.875% U.S. dollar notes due February 25, 2021. As of December 31, 2020, $750 million aggregate principal amount of the U.S. dollar notes were outstanding. The pre-tax loss related to this debt extinguishment, which was not material, will be included in Interest expense, net on PMI’s condensed consolidated statements of earnings for the three months ended March 31, 2021.

Aggregate maturities:
Aggregate maturities of long-term debt are as follows:

(in millions)
2021	$3,124
2022	2,760
2023	2,362
2024	3,442
2025	2,424
2026-2030	7,206
2031-2035	1,535
Thereafter	8,699
31,552
Debt discounts	(260)
Total long-term debt	$31,292

Credit Facilities

At December 31, 2020, PMI’s total committed credit facilities were as follows:

Type (in billions of dollars)	Committed Credit Facilities
364-day revolving credit, expiring February 2, 2021	$2.0
Multi-year revolving credit, expiring October 1, 2022	3.5
Multi-year revolving credit, expiring February 10, 2025	2.0
Total facilities	$7.5

At December 31, 2020, there were no borrowings under these committed credit facilities, and the entire committed amounts were available for borrowing.

These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require PMI to post collateral. The $3.5 billion multi-year revolving credit facility in the table above requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“consolidated EBITDA”) to consolidated interest expense of not less than 3.5 to 1.0 on a rolling four-quarter basis. At December 31, 2020, PMI’s ratio calculated in accordance with the agreement was 12.6 to 1.0. PMI expects to continue to meet PMI's covenants. The terms “consolidated EBITDA” and “consolidated interest expense,” both of which include certain adjustments, are defined in the facility agreements previously filed with the U.S. Securities and Exchange Commission.

On January 29, 2021, PMI entered into an agreement to amend and extend the term of its 364-day revolving credit facility from February 2, 2021, to February 1, 2022 in the amount of $1.75 billion. On January 29, 2021, PMI also entered into an agreement, effective February 10, 2021, to amend and extend the term of its $2.0 billion multi-year revolving credit facility, for an additional year covering the period February 11, 2025 to February 10, 2026, in the amount of $1.86 billion.

In addition to the committed credit facilities discussed above, certain subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $2.7 billion at December 31, 2020 and December 31, 2019, respectively, are for the sole use of the subsidiaries. Borrowings under these arrangements and other bank loans amounted to $244 million at December 31, 2020, and $338 million at December 31, 2019.

Note 8.

Capital Stock:

Shares of authorized common stock are 6.0 billion; issued, repurchased and outstanding shares were as follows:

	Shares Issued	Shares Repurchased	Shares Outstanding
Balances, January 1, 2018	2,109,316,331	(556,098,569)	1,553,217,762
Issuance of stock awards		1,361,959	1,361,959
Balances, December 31, 2018	2,109,316,331	(554,736,610)	1,554,579,721
Issuance of stock awards		1,314,942	1,314,942
Balances, December 31, 2019	2,109,316,331	(553,421,668)	1,555,894,663
Issuance of stock awards		1,479,068	1,479,068
Balances, December 31, 2020	2,109,316,331	(551,942,600)	1,557,373,731

At December 31, 2020, 25,148,458 shares of common stock were reserved for stock awards under PMI’s stock plans, and 250 million shares of preferred stock, without par value, were authorized but unissued. PMI currently has no plans to issue any shares of preferred stock.

Note 9.

Stock Plans:

In May 2017, PMI’s shareholders approved the Philip Morris International Inc. 2017 Performance Incentive Plan (the “2017 Plan”). Under the 2017 Plan, PMI may grant to eligible employees restricted shares and restricted share units, performance-based cash incentive awards and performance-based equity awards. Up to 25 million shares of PMI’s common stock may be issued under the 2017 Plan. At December 31, 2020, shares available for grant under the 2017 Plan were 17,293,960.

In May 2017, PMI’s shareholders also approved the Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors (the “2017 Non-Employee Directors Plan”). A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the 2017 Non-Employee Directors Plan. At December 31, 2020, shares available for grant under the plan were 933,338.

Restricted share unit (RSU) awards

PMI may grant RSU awards to eligible employees; recipients may not sell, assign, pledge or otherwise encumber such awards. Such awards are subject to forfeiture if certain employment conditions are not met. RSU awards generally vest on the third anniversary of the grant date. RSU awards do not carry voting rights, although they do earn dividend equivalents.

During 2020, the activity for RSU awards was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at January 1, 2020	3,725,870	$89.85
Granted	1,728,680	85.79
Vested	(1,206,871)	96.91
Forfeited	(149,439)	85.50
Balance at December 31, 2020	4,098,240	$86.21

During the years ended December 31, 2020, 2019 and 2018, the grant date fair value of the RSU awards granted to PMI employees and the recorded compensation expense related to RSU awards were as follows:

(in millions, except per RSU award granted)	Total Grant Date Fair Value of RSU Awards Granted	Weighted-Average Grant Date Fair Value Per RSU Award Granted	Compensation Expense related to RSU Awards
2020	$148	$85.79	$129
2019	$133	$77.28	$118
2018	$129	$100.19	$114

The fair value of the RSU awards at the date of grant is amortized to expense over the restriction period, typically three years after the date of the award, or upon death, disability or reaching the age of 58. As of December 31, 2020, PMI had $133 million of total unrecognized compensation costs related to non-vested RSU awards. These costs are expected to be recognized over a weighted-average period of approximately two years, or upon death, disability or reaching the age of 58.

During the years ended December 31, 2020, 2019 and 2018, share and fair value information for PMI RSU awards that vested were as follows:

(dollars in millions)	Shares of RSU Awards that Vested	Grant Date Fair Value of Vested Shares of RSU Awards	Total Fair Value of RSU Awards that Vested
2020	1,206,871	$117	$102
2019	1,126,057	$101	$95
2018	1,451,876	$121	$149

Performance share unit (PSU) awards

PMI may grant PSU awards to certain executives; recipients may not sell, assign, pledge or otherwise encumber such awards. The PSU awards require the achievement of certain performance factors, which are predetermined at the time of grant, typically over a three-year performance cycle. The performance metrics for such PSU's granted during the 2020 consisted of PMI's Total Shareholder Return ("TSR") relative to a predetermined peer group and on an absolute basis (40% weight), PMI’s currency-neutral compound annual adjusted diluted earnings per share growth rate (30% weight), and PMI’s performance against specific measures of PMI’s transformation, defined as net revenues from PMI's RRPs and any other non-combustible products as a percentage of PMI's total net revenues in the last year of the performance cycle (30% weight). The performance metrics for such PSUs granted during the years ended 2019 and 2018 consisted of PMI’s TSR relative to a predetermined peer group and on an absolute basis (50% weight), PMI’s currency-neutral compound annual adjusted operating income growth rate, excluding acquisitions (30% weight), and PMI’s performance against specific measures of PMI’s transformation (20% weight).

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

During 2020, the activity for PSU awards was as follows:

	Number of Shares	Grant Date Fair Value Subject to Other Performance Factors	Grant Date Fair Value Subject to TSR Performance Factor
		(Per Share)	(Per Share)
Balance at January 1, 2020	1,347,460	$88.19	$107.61
Granted	671,220	86.04	80.36
Vested	(343,806)	85.72	128.72
Forfeited	(202,074)	95.66	116.67
Balance at December 31, 2020	1,472,800	$86.76	$90.48

During the years ended December 31, 2020, 2019 and 2018, the grant date fair value of the PSU awards granted to PMI employees and the recorded compensation expense related to PSU awards were as follows:

(in millions, except per PSU award granted)	PSU Grant Date Fair Value Subject to Other Performance Factors		PSU Grant Date Fair Value Subject to TSR Performance Factor		Compensation Expense related to PSU Awards
	Total	Per PSU Award	Total	Per PSU Award	Total
2020	$28	$86.04	$28	$80.36	$38
2019	$30	$77.23	$21	$83.59	$54
2018	$20	$100.69	$24	$118.98	$24

The grant date fair value of the PSU awards subject to the other performance factors was determined by using the average of the high and low market price of PMI’s stock at the date of the grant. The grant date fair value of the PSU market-based awards subject to the TSR performance factor was determined by using the Monte Carlo simulation model. The following assumptions were used to determine the grant date fair value of the PSU awards subject to the TSR performance factor for the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,
	2020		2019		2018
Risk-free interest rate (a)	1.4%		2.4%		2.3%
Expected volatility	23.5%	(b)	21.4%	(b)	19.6%	(c)

(a) Based on the U.S. Treasury yield curve.
(b) Determined using the observed historical volatility.
(c) Determined using a weighted-average of historical and implied volatility.

The fair value of the PSU award at the date of grant is amortized to expense over the performance period, which is typically three years after the date of the award, or upon death, disability or reaching the age of 58. As of December 31, 2020, PMI had $39 million of total unrecognized compensation cost related to non-vested PSU awards. This cost is recognized over a weighted-average performance cycle period of approximately two years, or upon death, disability or reaching the age of 58.

During the years ended December 31, 2020, and 2019, share and fair value information for PMI PSU awards that vested were as follows:

(dollars in millions)	Shares of PSU Awards that Vested	Grant Date Fair Value of Vested Shares of PSU Awards	Total Fair Value of PSU Awards that Vested
2020	343,806	$35	$30
2019	330,616	$32	$28

During the year ended December 31, 2018, there were no PSU awards that vested.

Note 10.

Earnings per Share:

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and therefore are included in PMI’s earnings per share calculation pursuant to the two-class method.

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Years Ended December 31,
(in millions)	2020	2019	2018
Net earnings attributable to PMI	$8,056	$7,185	$7,911
Less distributed and undistributed earnings attributable to share-based payment awards	20	17	16
Net earnings for basic and diluted EPS	$8,036	$7,168	$7,895
Weighted-average shares for basic EPS	1,557	1,555	1,555
Plus contingently issuable performance stock units (PSUs)	1	1	—
Weighted-average shares for diluted EPS	1,558	1,556	1,555

For the 2020, 2019 and 2018 computations, there were no antidilutive stock options.

Note 11.

Income Taxes:

Earnings before income taxes and provision for income taxes consisted of the following for the years ended December 31, 2020, 2019 and 2018:

(in millions)	2020	2019	2018
Earnings before income taxes	$10,953	$9,872	$10,671
Provision for income taxes:
United States federal and state:
Current	$(80)	$17	$120
Deferred	53	24	(113)
Total United States	(27)	41	7
Outside United States:
Current	2,600	2,417	2,425
Deferred	(196)	(165)	13
Total outside United States	2,404	2,252	2,438
Total provision for income taxes	$2,377	$2,293	$2,445

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act and, on December 27, 2020, the Consolidated Appropriations Act, 2021 (“U.S. COVID-19 Acts”) were signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. In addition, governments around the world have enacted or implemented various forms of tax relief measures in response to the economic conditions in the wake of COVID-19. As of December 31, 2020, PMI has determined that neither the U.S. COVID-19 Acts nor changes to income tax laws or regulations in other jurisdictions had a significant impact on PMI’s effective tax rate, with the exception of the corporate income tax rate reduction in Indonesia.

On July 20, 2020, the U.S. Department of the Treasury and the Internal Revenue Service released final and proposed regulations under the Global Intangible Low-Taxed Income (“GILTI”) and other provisions of the Internal Revenue Code.  PMI has analyzed these elective regulations and recorded the impact in its consolidated financial statements, as described below.

At December 31, 2017, PMI recorded a one-time transition tax liability on its accumulated foreign earnings, which is payable over an eight-year period beginning in 2018. At December 31, 2020 and December 31, 2019, $1.1 billion and $1.2 billion of PMI's remaining transition tax liability, respectively, was recorded in "income taxes and other liabilities" on PMI's consolidated balance sheets.

At December 31, 2020 and December 31, 2019, U.S. federal and foreign deferred income taxes have been provided on all accumulated earnings of PMI's foreign subsidiaries.

PMI is regularly examined by tax authorities around the world and is currently under examination in a number of jurisdictions. The U.S. federal statute of limitations remains open for the years 2017 and onward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years. Years still open to examination by foreign tax authorities in major jurisdictions include Germany (2015 onward), Indonesia (2014 onward), Russia (2018 onward), Switzerland (2017 onward), and Turkey (2015 onward).

It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a change in unrecognized tax benefits, along with related interest and penalties. An estimate of any possible change cannot be made at this time.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

(in millions)	2020	2019	2018
Balance at January 1,	$63	$56	$145
Additions based on tax positions related to the current year	11	10	10
Additions for tax positions of previous years	1	1	15
Reductions for tax positions of prior years	(4)	(2)	(94)
Reductions due to lapse of statute of limitations	(1)	(1)	(3)
Settlements	—	—	(19)
Other	2	(1)	2
Balance at December 31,	$72	$63	$56

Unrecognized tax benefits and PMI’s liability for contingent income taxes, interest and penalties were as follows:

(in millions)	December 31, 2020	December 31, 2019	December 31, 2018
Unrecognized tax benefits	$72	$63	$56
Accrued interest and penalties	17	16	12
Tax credits and other indirect benefits	(9)	(12)	(14)
Liability for tax contingencies	$80	$67	$54

The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $62 million at December 31, 2020. The remainder, if recognized, would principally affect deferred taxes.

For the years ended December 31, 2020, 2019 and 2018, PMI recognized income (expense) in its consolidated statements of earnings of $(1) million, $(4) million and $4 million, respectively, related to interest and penalties associated with uncertain tax positions.

The effective income tax rate on pre-tax earnings differed from the U.S. federal statutory rate for the following reasons for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
U.S. federal statutory rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Foreign rate differences	0.6	1.8	1.3
Dividend repatriation cost	0.4	(0.5)	2.5
Global intangible low-taxed income	0.1	1.4	1.2
U.S. state taxes	0.2	0.7	(1.1)
Foreign derived intangible income	(0.6)	(1.2)	(1.1)
Other	—	—	(0.9)
Effective tax rate	21.7%	23.2%	22.9%

The 2020 effective tax rate decreased 1.5 percentage points to 21.7%. The change in the effective tax rate for 2020, as compared to 2019, was favorably impacted by changes in earnings mix by taxing jurisdiction, a reduction of U.S. state tax expense, a reduction of estimated U.S. income tax liabilities for years 2018 and 2019 due to the GILTI regulations mentioned above ($93 million) and the corporate income tax rate reduction in Indonesia, partially offset by a decrease in deductions related to foreign-derived intangible income for the years 2018 and 2019 and repatriation cost differences.

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

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following:

	At December 31,
(in millions)	2020	2019
Deferred income tax assets:
Accrued postretirement and postemployment benefits	$225	$184
Accrued pension costs	720	620
Inventory	232	176
Accrued liabilities	182	130
Net operating loss carryforwards and tax credits	351	486
Foreign exchange	27	—
Other	124	101
Total deferred income tax assets	1,861	1,697
Less: valuation allowance	(250)	(304)
Deferred income tax assets, net of valuation allowance	1,611	1,393
Deferred income tax liabilities:
Trade names	(374)	(469)
Property, plant and equipment	(200)	(180)
Unremitted earnings	(311)	(243)
Foreign exchange	—	(256)
Total deferred income tax liabilities	(885)	(1,148)
Net deferred income tax assets	$726	$245

At December 31, 2020, PMI recorded deferred tax assets for net operating loss carryforwards and tax credits of $351 million, with varying dates of expiration, primarily after 2025, including $79 million with an unlimited carryforward period. At December 31, 2020, PMI has recorded a valuation allowance of $250 million against deferred tax assets that do not meet the more-likely-than not recognition threshold.

At December 31, 2019, PMI recorded deferred tax assets for net operating loss carryforwards of $486 million, with varying dates of expiration, primarily after 2024, including $98 million with an unlimited carryforward period. At December 31, 2019, PMI has recorded a valuation allowance of $304 million against deferred tax assets that do not meet the more-likely-than-not recognition threshold.

Note 12.

Segment Reporting:

PMI’s subsidiaries and affiliates are engaged in the manufacture and sale of cigarettes and other nicotine-containing products, including RRPs, in markets outside of the United States of America. In addition, PMI ships versions of its Platform 1 device and its consumables authorized by the FDA to Altria Group, Inc. for sale in the United States under license. Operating segments for PMI are organized by geographic region and managed by segment managers who are responsible for the operating and financial results of the regions inclusive of all product categories sold in the region. PMI’s operating segments are the European Union; Eastern Europe; Middle East & Africa; South & Southeast Asia; East Asia & Australia; and Latin America & Canada. PMI records net revenues and operating income to its segments based upon the geographic area in which the customer resides. Revenues from shipments of Platform 1 devices, heated tobacco units and accessories to Altria Group, Inc. for sale under license in the United States are included in Net Revenues of the Latin America & Canada segment.

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

Net revenues by segment were as follows:

	For the Years Ended December 31,
(in millions)	2020	2019	2018
Net revenues:
European Union	$10,702	$9,817	$9,298
Eastern Europe	3,378	3,282	2,921
Middle East & Africa	3,088	4,042	4,114
South & Southeast Asia	4,396	5,094	4,656
East Asia & Australia	5,429	5,364	5,580
Latin America & Canada	1,701	2,206	3,056
Net revenues	$28,694	$29,805	$29,625

Total net revenues attributable to customers located in Japan, PMI's largest market in terms of net revenues, were $4.1 billion, $3.9 billion and $3.8 billion in 2020, 2019 and 2018, respectively. PMI had one customer in the East Asia & Australia segment that accounted for 14%, 13% and 13% of PMI’s consolidated net revenues, and one customer in the European Union segment that accounted for 11%, 10% and 10% of PMI’s consolidated net revenues in 2020, 2019 and 2018, respectively.

PMI's net revenues by product category were as follows:

	For the Years Ended December 31,
(in millions)	2020	2019	2018
Combustible products:
European Union	$8,053	$8,093	$8,433
Eastern Europe	2,250	2,438	2,597
Middle East & Africa	3,031	3,721	3,732
South & Southeast Asia	4,395	5,094	4,656
East Asia & Australia	2,468	2,693	3,074
Latin America & Canada	1,670	2,179	3,037
Total combustible products	$21,867	$24,218	$25,529
Reduced-risk products:
European Union	$2,649	$1,724	$865
Eastern Europe	1,128	844	324
Middle East & Africa	57	321	382
South & Southeast Asia	1	—	—
East Asia & Australia	2,961	2,671	2,506
Latin America & Canada	31	27	19
Total reduced-risk products	$6,827	$5,587	$4,096
Total PMI net revenues	$28,694	$29,805	$29,625
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

Net revenues related to reduced-risk products refer to the operating revenues generated from the sale of these products, including shipping and handling charges billed to customers, net of sales and promotion incentives, and excise taxes. These net revenue amounts consist of the sale of PMI's heated tobacco units, heat-not-burn devices and related accessories, and other nicotine-containing products, which primarily include PMI's e-vapor products.

Operating income by segment were as follows:

	For the Years Ended December 31,
(in millions)	2020	2019	2018
Operating income:
European Union	$5,098	$3,970	$4,105
Eastern Europe	871	547	902
Middle East & Africa	1,026	1,684	1,627
South & Southeast Asia	1,709	2,163	1,747
East Asia & Australia	2,400	1,932	1,851
Latin America & Canada	564	235	1,145
Operating income	$11,668	$10,531	$11,377

Items affecting the comparability of results from operations were as follows:

•Asset impairment and exit costs - See Note 19. Asset Impairment and Exit Costs for details of the $149 million and $422 million pre-tax charges for the years ended December 31, 2020 and 2019, respectively, as well as a breakdown of these costs by segment.
•Russia excise and VAT audit charge - See Note 17. Contingencies for details of the $374 million pre-tax charge included in the Eastern Europe segment for the year ended December 31, 2019.
•Canadian tobacco litigation-related expense - See Note 17. Contingencies and Note 20. Deconsolidation of RBH for details of the $194 million pre-tax charge included in the Latin America & Canada segment for the year ended December 31, 2019.
•Loss on deconsolidation of RBH - See Note 20. Deconsolidation of RBH for details of the $239 million loss included in the Latin America & Canada segment for the year ended December 31, 2019.
•Brazil indirect tax credit - Following a final and enforceable decision by the highest court in Brazil in October 2020, PMI recorded a gain of $119 million for tax credits representing overpayments of indirect taxes for the period from March 2012 through December 2019; these tax credits will be applied to future tax liabilities in Brazil. This amount was included as a reduction in marketing, administration and research costs in the consolidated statements of earnings for the year ended December 31, 2020 and was included in the operating income of the Latin America & Canada segment. A decision regarding an additional amount of overpaid indirect taxes of approximately $90 million is still pending before this court.

Other segment data were as follows:

	For the Years Ended December 31,
(in millions)	2020	2019	2018
Depreciation expense:
European Union	$266	$254	$269
Eastern Europe	173	147	101
Middle East & Africa	75	90	105
South & Southeast Asia	137	142	154
East Asia & Australia	188	185	173
Latin America & Canada	58	69	94
	897	887	896
Other	11	11	11
Total depreciation expense	$908	$898	$907

	For the Years Ended December 31,
(in millions)	2020	2019	2018
Capital expenditures:
European Union	$326	$466	$813
Eastern Europe	88	132	136
Middle East & Africa	22	35	65
South & Southeast Asia	115	100	129
East Asia & Australia	13	67	215
Latin America & Canada	36	52	74
	600	852	1,432
Other	2	—	4
Total capital expenditures	$602	$852	$1,436

	At December 31,
(in millions)	2020	2019	2018
Long-lived assets:
European Union	$4,500	$4,275	$4,216
Eastern Europe	668	774	547
Middle East & Africa	375	369	362
South & Southeast Asia	1,348	1,361	1,297
East Asia & Australia	807	829	781
Latin America & Canada	433	478	779
Total long-lived assets	8,131	8,086	7,982
Other	1,001	516	664
Total property, plant and equipment, net and Other assets	$9,132	$8,602	$8,646

Long-lived assets consist of non-current assets other than goodwill; other intangible assets, net; deferred tax assets, equity investments, and financial instruments. PMI's largest markets in terms of long-lived assets are Switzerland, Italy and Indonesia. Total long-lived assets located in Switzerland, which is reflected in the European Union segment above, were $1.3 billion, $1.1 billion and $1.0 billion at December 31, 2020, 2019 and 2018, respectively. Total long-lived assets located in Italy, which is reflected in the European Union segment above, were $1.1 billion, $1.1 billion and $1.1 billion at December 31, 2020, 2019 and 2018, respectively. Total long-lived assets located in Indonesia, which is reflected in the South & Southeast Asia segment above, were $0.7 billion, $0.8 billion and $0.7 billion at December 31, 2020, 2019 and 2018, respectively.

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

Pension and other employee benefit costs per the consolidated statements of earnings consisted of the following for December 31, 2020, 2019 and 2018:

(in millions)	2020	2019	2018
Net pension costs (income)	$(14)	$(18)	$(51)
Net postemployment costs	103	100	80
Net postretirement costs	8	7	12
Total pension and other employee benefit costs	$97	$89	$41

Pension and Postretirement Benefit Plans

Obligations and Funded Status

The postretirement health care plans are not funded. The projected benefit obligations, plan assets and funded status of PMI’s pension plans, and the accumulated benefit obligation and net amount accrued for PMI's postretirement health care plans, at December 31, 2020 and 2019, were as follows:

	Pension(1)		Postretirement
(in millions)	2020	2019	2020	2019
Benefit obligation at January 1	$10,612	$9,152	$190	$209
Service cost	268	214	2	2
Interest cost	68	118	6	7
Benefits paid(2)	(356)	(333)	(7)	(8)
Employee contributions(2)	130	127	—	—
Settlement, curtailment and plan amendment	(117)	50
Actuarial losses (gains)	653	1,430	5	27
Currency	992	29	3	—
Deconsolidation of RBH	—	(166)	—	(42)
Other(2)	(7)	(9)	(1)	(5)
Benefit obligation at December 31,	12,243	10,612	198	190
Fair value of plan assets at January 1,	7,928	6,888
Actual return on plan assets	206	1,211
Employer contributions	102	200
Employee contributions(2)	130	127
Benefits paid(2)	(356)	(333)
Settlement	(16)	—
Currency	752	7
Deconsolidation of RBH	—	(172)
Fair value of plan assets at December 31,	8,746	7,928
Net pension and postretirement liability recognized at December 31,	$(3,497)	$(2,684)	$(198)	$(190)
(1) Primarily non-U.S. based defined benefit retirement plans.
(2) Certain prior years' amounts pertaining to PMI’s pension plans have been reclassified in the table above to conform with the current year's presentation.

For the years ended December 31, 2020 and 2019, actuarial losses (gains) consisted primarily of losses for assumption changes related to lower discount rates year-over-year for Swiss, German and Dutch plans.

At December 31, 2020 and 2019, the Swiss pension plan represented 63% and 62% of the benefit obligation, respectively, and approximately 59% and 59% of the fair value of plan assets at December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, the U.S. pension plan represented 4% and 4% of the benefit obligation, respectively, and approximately 4% and 4% of the fair value of plan assets at December 31, 2020 and 2019, respectively.

At December 31, 2020 and 2019, the amounts recognized on PMI's consolidated balance sheets for the pension and postretirement plans were as follows:

	Pension		Postretirement
(in millions)	2020	2019	2020	2019
Other assets	$43	$43
Accrued liabilities — employment costs	(26)	(23)	$(8)	$(8)
Long-term employment costs	(3,514)	(2,704)	(190)	(182)
	$(3,497)	$(2,684)	$(198)	$(190)

The accumulated benefit obligation, which represents benefits earned to date, for the pension plans was $11.5 billion and $10.0 billion at December 31, 2020 and 2019, respectively.

For pension plans with accumulated benefit obligations in excess of plan assets, the accumulated benefit obligation and fair value of plan assets were $10.5 billion and $7.7 billion, respectively, as of December 31, 2020. The accumulated benefit obligation and fair value of plan assets were $9.0 billion and $6.8 billion, respectively, as of December 31, 2019.

For pension plans with projected benefit obligations in excess of plan assets, the projected benefit obligation and fair value of plan assets were $12.1 billion and $8.6 billion, respectively, as of December 31, 2020. The projected benefit obligation and fair value of plan assets were $10.4 billion and $7.7 billion, respectively, as of December 31, 2019.

The following weighted-average assumptions were used to determine PMI’s pension and postretirement benefit obligations at December 31:

	Pension		Postretirement
	2020	2019	2020	2019
Discount rate	0.56%	0.83%	2.84%	3.28%
Rate of compensation increase	1.79	1.82
Interest crediting rate	3.20	3.20
Health care cost trend rate assumed for next year			6.21	6.21
Ultimate trend rate			4.73	5.09
Year that rate reaches the ultimate trend rate			2029	2023

The discount rate for the largest pension plans is based on a yield curve constructed from a portfolio of high quality corporate bonds that produces a cash flow pattern equivalent to each plan’s expected benefit payments.  The discount rate for the remaining plans is developed from local bond indices that match local benefit obligations as closely as possible.

Components of Net Periodic Benefit Cost

Net periodic pension and postretirement health care costs consisted of the following for the years ended December 31, 2020, 2019 and 2018:

	Pension			Postretirement
(in millions)	2020	2019	2018	2020	2019	2018
Service cost	$268	$214	$210	$2	$2	$4
Interest cost	68	118	109	6	7	9
Expected return on plan assets	(353)	(328)	(349)	—	—	—
Amortization:
Net losses	265	189	172	2	—	4
Prior service cost	1	(1)	2	—	—	(1)
Net transition obligation	1	—	—	—	—	—
Settlement and curtailment	4	4	15	—	—	—
Net periodic pension and postretirement costs	$254	$196	$159	$10	$9	$16

Settlement and curtailment charges were due primarily to employee severance and early retirement programs.

The following weighted-average assumptions were used to determine PMI’s net pension and postretirement health care costs:

	Pension			Postretirement
	2020	2019	2018	2020	2019	2018
Discount rate - service cost	1.25%	2.14%	1.92%	3.28%	3.97%	3.79%
Discount rate - interest cost	0.67	1.35	1.25	3.28	3.97	3.79
Expected rate of return on plan assets	4.59	4.70	4.76
Rate of compensation increase	1.82	1.86	1.65
Interest crediting rate	3.20	3.40	3.40
Health care cost trend rate				6.21	6.17	6.17

PMI’s expected rate of return on pension plan assets is determined by the plan assets’ historical long-term investment performance, current asset allocation and estimates of future long-term returns by asset class.

PMI and certain of its subsidiaries sponsor defined contribution plans. Amounts charged to expense for defined contribution plans totaled $66 million, $63 million and $66 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The fair value of PMI’s pension plan assets at December 31, 2020 and 2019, by asset category was as follows:

Asset Category (in millions)	At December 31, 2020	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$324	$324
Equity securities:
U.S. securities	175	175
International securities	605	605
Investment funds(a)	6,811	5,206	$1,605
International government bonds	225	149	76
Corporate bonds	292	292
Other	7	7
Total assets in the fair value hierarchy	$8,439	$6,758	$1,681	$—
Investment funds measured at net asset value(b)	307
Total assets	$8,746

(a) Investment funds whose objective seeks to replicate the returns and characteristics of specified market indices (primarily MSCI — Europe, Switzerland, North America, Asia Pacific, Japan; Russell 3000; S&P 500 for equities, and Citigroup EMU and JP Morgan EMBI for bonds), primarily consist of mutual funds, common trust funds and commingled funds. Of these funds, 63% are invested in U.S. and international equities; 16% are invested in U.S. and international government bonds; 12% are invested in real estate, and 9% are invested in corporate bonds.

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

(a) Investment funds whose objective seeks to replicate the returns and characteristics of specified market indices (primarily MSCI — Europe, Switzerland, North America, Asia Pacific, Japan; Russell 3000; S&P 500 for equities, and Citigroup EMU and Barclays Capital U.S. for bonds), primarily consist of mutual funds, common trust funds and commingled funds. Of these funds, 63% were invested in U.S. and international equities; 16% were invested in U.S. and international government bonds; 12% were invested in real estate and other money markets, and 9% were invested in corporate bonds.

(b) In accordance with FASB ASC Subtopic 820-10, certain investments measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

For a description of the fair value hierarchy and the three levels of inputs used to measure fair values, see Note 2. Summary of Significant Accounting Policies.

PMI makes, and plans to make, contributions to the extent that they are tax deductible and to meet specific funding requirements of its funded pension plans. Currently, PMI anticipates making contributions of approximately $262 million in 2021 to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest and currency rates.

The estimated future benefit payments from PMI pension plans at December 31, 2020, are as follows:

(in millions)
2021	$401
2022	383
2023	387
2024	390
2025	399
2026 - 2030	2,226
PMI's expected future annual benefit payments for its postretirement health care plans are estimated to be not material through 2030.
Postemployment Benefit Plans

PMI and certain of its subsidiaries sponsor postemployment benefit plans covering substantially all salaried and certain hourly employees. The cost of these plans is charged to expense over the working life of the covered employees. Net postemployment costs were $208 million, $171 million and $158 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The amounts recognized in accrued postemployment costs net of plan assets on PMI's consolidated balance sheets at December 31, 2020 and 2019, were $923 million and $751 million, respectively. The change in the liability is primarily due to actuarial losses of $142 million in 2020 resulting from increased employee severance payout primarily in countries in the European Union and Latin America & Canada segments, coupled with the periodic expense, partially offset by cash payments.

The accrued postemployment costs were determined using a weighted-average discount rate of 3.0% and 3.0% in 2020 and 2019, respectively; an assumed ultimate annual weighted-average turnover rate of 3.0% and 3.0% in 2020 and 2019, respectively; assumed compensation cost increases of 2.1% in 2020 and 2.6% in 2019, and assumed benefits as defined in the respective plans. In accordance with local regulations, certain postemployment plans are funded. As a result, the accrued postemployment costs disclosed above are presented net of the related assets of $46 million and $40 million at December 31, 2020 and 2019, respectively. Postemployment costs arising from actions that offer employees benefits in excess of those specified in the respective plans are charged to expense when incurred.

Comprehensive Earnings (Losses)

The amounts recorded in accumulated other comprehensive losses at December 31, 2020, consisted of the following:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net losses	$(4,147)	$(64)	$(839)	$(5,050)
Prior service cost	22	2	(22)	2
Net transition obligation	(3)	—	—	(3)
Deferred income taxes	570	24	204	798
Losses to be amortized	$(3,558)	$(38)	$(657)	$(4,253)

The amounts recorded in accumulated other comprehensive losses at December 31, 2019, consisted of the following:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net losses	$(3,718)	$(63)	$(775)	$(4,556)
Prior service cost	3	2	—	5
Net transition obligation	(4)	—	—	(4)
Deferred income taxes	520	24	182	726
Losses to be amortized	$(3,199)	$(37)	$(593)	$(3,829)

The amounts recorded in accumulated other comprehensive losses at December 31, 2018, consisted of the following:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net losses	$(3,438)	$(41)	$(702)	$(4,181)
Prior service cost	(27)	3	—	(24)
Net transition obligation	(4)	—	—	(4)
Deferred income taxes	379	20	164	563
Losses to be amortized	$(3,090)	$(18)	$(538)	$(3,646)

The movements in other comprehensive earnings (losses) during the year ended December 31, 2020, were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts transferred to earnings:
Amortization:
Net losses	$250	$3	$78	$331
Prior service cost	29	—	—	29
Net transition obligation	1	—	—	1
Other income/expense:
Net losses	3	—	—	3
Prior service cost	2	—	—	2
Deferred income taxes	(49)	(1)	(17)	(67)
	236	2	61	299
Other movements during the year:
Net losses	(682)	(4)	(142)	(828)
Prior service cost	(12)	—	(22)	(34)
Deferred income taxes	99	1	39	139
	(595)	(3)	(125)	(723)
Total movements in other comprehensive earnings (losses)	$(359)	$(1)	$(64)	$(424)

The movements in other comprehensive earnings (losses) during the year ended December 31, 2019, were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts transferred to earnings:
Amortization:
Net losses	$198	$3	$77	$278
Prior service cost	32	(1)	—	31
Other income/expense:
Net losses	3	—	—	3
Deferred income taxes	(51)	(1)	(17)	(69)
	182	1	60	243
Other movements during the year:
Net losses	(521)	(27)	(150)	(698)
Prior service cost	(2)	—	—	(2)
Deconsolidation of RBH (net of deferred income taxes)	26	1	—	27
Deferred income taxes	206	6	35	247
	(291)	(20)	(115)	(426)
Total movements in other comprehensive earnings (losses)	$(109)	$(19)	$(55)	$(183)

The movements in other comprehensive earnings (losses) during the year ended December 31, 2018, were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts transferred to earnings:
Amortization:
Net losses	$180	$5	$62	$247
Prior service cost	—	(1)	—	(1)
Net transition obligation	1	—	—	1
Other income/expense:
Net losses	14	—	—	14
Deferred income taxes	(28)	(1)	(14)	(43)
	167	3	48	218
Other movements during the year:
Net losses	(1,008)	34	(147)	(1,121)
Prior service cost	8	—	—	8
Deferred income taxes	80	(7)	(8)	65
	(920)	27	(155)	(1,048)
Total movements in other comprehensive earnings (losses)	$(753)	$30	$(107)	$(830)

Note 14.

Additional Information:

	For the Years Ended December 31,
(in millions)	2020		2019		2018
Research and development expense	$495		$465		$383
Advertising expense	$637		$730		$896
Foreign currency net transaction (gains)/losses	$90		$(95)		$21
Interest expense	$728		$796		$855
Interest income	(110)		(226)		(190)
Interest expense, net	$618		$570		$665
Total lease cost	$317	(1)	$332	(1)	$312
(1) For additional information on total lease costs, see Note 21. Leases.

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

PMI uses deliverable and non-deliverable forward foreign exchange contracts, foreign currency swaps and foreign currency options, collectively referred to as foreign exchange contracts ("foreign exchange contracts"), and interest rate contracts to mitigate its exposure to changes in exchange and interest rates from third-party and intercompany actual and forecasted transactions. Both foreign exchange contracts and interest rate contracts are collectively referred to as derivative contracts ("derivative contracts"). The primary currencies to which PMI is exposed include the Euro, Indonesian rupiah, Japanese yen, Mexican peso, Philippine peso, Russian ruble and Swiss franc. At December 31, 2020 and 2019, PMI had contracts with aggregate notional amounts of $26.5 billion and $24.1 billion, respectively. Of the $26.5 billion aggregate notional amount at December 31, 2020, $5.0 billion related to cash flow hedges, $8.9 billion related to hedges of net investments in foreign operations and $12.6 billion related to other derivatives that primarily offset currency exposures on intercompany financing. Of the $24.1 billion aggregate notional amount at December 31, 2019, $2.8 billion related to cash flow hedges, $9.9 billion related to hedges of net investments in foreign operations and $11.4 billion related to other derivatives that primarily offset currency exposures on intercompany financing.

The fair value of PMI’s derivative contracts included in the consolidated balance sheets as of December 31, 2020 and 2019, were as follows:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
(in millions)	Balance Sheet Classification	2020	2019	Balance Sheet Classification	2020	2019
Derivative contracts designated as hedging instruments	Other current assets	$130	$319	Other accrued liabilities	$241	$23
	Other assets	6	21	Income taxes and other liabilities	605	301
Derivative contracts not designated as hedging instruments	Other current assets	46	50	Other accrued liabilities	207	70
	Other assets	—	—	Income taxes and other liabilities	57	25
Total gross amount derivatives contracts presented in the consolidated balance sheets		$182	$390		$1,110	$419
Gross amounts not offset in the consolidated balance sheets
Financial instruments		(156)	(297)		(156)	(297)
Cash collateral received/pledged		(23)	(91)		(892)	(59)
Net amount		$3	$2		$62	$63

PMI assesses the fair value of its foreign exchange contracts and interest rate contracts using standard valuation models that use, as their basis, readily observable market inputs. The fair value of PMI’s foreign exchange forward contracts, foreign currency swaps and interest rate contracts is determined by using the prevailing foreign exchange spot rates and interest rate differentials, and the respective maturity dates of the instruments. The fair value of PMI’s currency options is determined by using a Black-Scholes methodology based on foreign exchange spot rates and interest rate differentials, currency volatilities and maturity dates. PMI’s derivative contracts have been classified within Level 2 at December 31, 2020 and 2019.

For the years ended December 31, 2020, 2019 and 2018, PMI's derivative contracts impacted the consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Years Ended December 31,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives			Statement of Earnings Classification of Gain/(Loss) on Derivatives	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings			Amount of Gain/(Loss) Recognized in Earnings
	2020	2019	2018		2020	2019	2018	2020	2019	2018
Derivative contracts designated as hedging instruments:
Cash flow hedges	$(81)	$(20)	$28
				Net revenues	$(3)	$22	$18
				Cost of sales	7	1	—
				Marketing, administration and research costs	27	2	6
				Interest expense, net	(11)	(8)	(1)
Net investment hedges (a)	(514)	369	324	Interest expense, net (b)				$194	$230	$260
Derivative contracts not designated as hedging instruments				Interest expense, net				71	94	62
				Marketing, administration and research costs (c)				(368)	(115)	378
Total	$(595)	$349	$352		$20	$17	$23	$(103)	$209	$700
(a) Amount of gains (losses) on hedges of net investments principally related to changes in exchange and interest rates between the Euro and U.S. dollar
(b) Represent the gains for amounts excluded from the effectiveness testing
(c) The gains (losses) from these contracts attributable to changes in foreign currency exchange rates substantially offset the (losses) and gains generated by the underlying intercompany and third-party loans being hedged

Cash Flow Hedges

PMI has entered into derivative contracts to hedge the foreign currency exchange and interest rate risks related to certain forecasted transactions. Gains and losses associated with qualifying cash flow hedge contracts are deferred as components of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s consolidated statements of earnings. As of December 31, 2020, PMI has hedged forecasted transactions for periods not exceeding the next eighteen months, with the exception of one derivative contract that expires in May 2024. The impact of these hedges is primarily included in operating cash flows on PMI’s consolidated statements of cash flows.

Hedges of Net Investments in Foreign Operations

PMI designates derivative contracts and certain foreign currency denominated debt instruments as net investment hedges, primarily of its Euro net assets. The amount of pre-tax gain/(loss) related to these debt instruments, that was reported as a component of accumulated other comprehensive losses within currency translation adjustment, was $(465) million, $234 million and $349 million, for the years ended December 31, 2020, 2019 and 2018, respectively. The premiums paid for, and settlements of, net investment hedges are included in investing cash flows on PMI’s consolidated statements of cash flows.

Other Derivatives

PMI has entered into derivative contracts to hedge the foreign currency exchange and interest rate risks related to intercompany loans between certain subsidiaries, and third-party loans. While effective as economic hedges, no hedge accounting is applied for these contracts; therefore, the gains (losses) relating to these contracts are reported in PMI’s consolidated statements of earnings.

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses

Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

	For the Years Ended December 31,
(in millions)	2020	2019	2018
Gain as of January 1,	$3	$35	$42
Derivative (gains)/losses transferred to earnings	(20)	(14)	(31)
Change in fair value	(68)	(18)	24
Gain/(loss) as of December 31,	$(85)	$3	$35

At December 31, 2020, PMI expects $(49) million of derivative losses that are included in accumulated other comprehensive losses to be reclassified to the consolidated statement of earnings within the next 12 months. These losses are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.

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

Note 16.

Accumulated Other Comprehensive Losses:

PMI's accumulated other comprehensive losses, net of taxes, consisted of the following:

(Losses) Earnings	At December 31,
(in millions)	2020	2019	2018
Currency translation adjustments	$(6,843)	$(5,537)	$(6,500)
Pension and other benefits	(4,253)	(3,829)	(3,646)
Derivatives accounted for as hedges	(85)	3	35
Total accumulated other comprehensive losses	$(11,181)	$(9,363)	$(10,111)

Reclassifications from Other Comprehensive Earnings

The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement, including those related to the deconsolidation of RBH, are shown on the consolidated statements of comprehensive earnings for the years ended December 31, 2020, 2019, and 2018. For additional information, see Note 13. Benefit Plans for disclosures related to PMI's pension and other benefits, Note 15. Financial Instruments for disclosures related to derivative financial instruments and Note 20. Deconsolidation of RBH for disclosures related to the deconsolidation of RBH.

Note 17.

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

We and our subsidiaries record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, except as stated otherwise in this Note 17. Contingencies, while it is reasonably possible that an unfavorable outcome in a case may occur, after assessing the information available to it (i) management has not concluded that it is probable that a loss has been incurred in any of the pending tobacco-related cases; (ii) management is unable to estimate the possible loss or range of loss for any of the pending tobacco-related cases; and (iii) accordingly, no estimated loss has been accrued in the consolidated financial statements for unfavorable outcomes in these cases, if any. Legal defense costs are expensed as incurred.

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

Stayed Litigation — Canada

Smoking and Health Litigation — Canada

In the first class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI-Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, RBH and other Canadian manufacturers (Imperial Tobacco Canada Ltd. and JTI-Macdonald Corp.) are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, sought compensatory and punitive damages for each member of the class who allegedly suffers from certain smoking-related diseases. The class was certified in 2005. The trial court issued its judgment on May 27, 2015. The trial court found RBH and two other Canadian manufacturers liable and found that the class members’ compensatory damages totaled approximately CAD 15.5 billion, including pre-judgment interest (approximately $12.1 billion). The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion, including pre-judgment interest (approximately $2.4 billion)). In addition, the trial court awarded CAD 90,000 (approximately $70,250) in punitive damages, allocating CAD 30,000 (approximately $23,400) to RBH. The trial court estimated the disease class at 99,957 members. RBH appealed to the Court of Appeal of Quebec. In October 2015, the Court of Appeal ordered RBH to furnish security totaling CAD 226 million (approximately $176.4 million) to cover both the Létourneau and Blais cases, which RBH has paid in installments through March 2017. The Court of Appeal ordered Imperial Tobacco Canada Ltd. to furnish security totaling CAD 758 million (approximately $592 million) in installments through June 2017. JTI Macdonald Corp. was not required to furnish security in accordance with plaintiffs’ motion. The Court of Appeal ordered that the security is payable upon a final judgment of the Court of Appeal affirming the trial court’s judgment or upon further order of the Court of Appeal. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court’s findings of liability and the compensatory and punitive damages award while reducing the total amount of compensatory damages to approximately CAD 13.5 billion including interest (approximately $10.5 billion) due to the trial court’s error in the calculation of interest. The compensatory damages award is on a joint and several basis with an allocation of 20% to RBH (approximately CAD 2.7 billion, including pre-judgment interest (approximately $2.11 billion)). The Court of Appeal upheld the trial court’s findings that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking and by conspiring to prevent consumers from learning of the dangers of smoking. The Court of Appeal further held that the plaintiffs either need not prove, or had adequately proven, that these faults were a cause of the class members’ injuries. In accordance with the judgment, defendants are required to deposit their respective portions of the damages awarded in both the Létourneau case described below and the Blais case, approximately CAD 1.1 billion (approximately $859 million), into trust accounts within 60 days. RBH’s share of the deposit is approximately CAD 257 million (approximately $194 million). PMI recorded a pre-tax charge of $194 million in its consolidated results, representing $142 million net of tax, as tobacco litigation-related expense, in the first quarter of 2019. The charge reflects PMI’s assessment of the portion of the judgment that represents probable and estimable loss prior to the deconsolidation of RBH and corresponds to the trust account deposit required by the judgment.

In the second class action pending in Canada, Cecilia Létourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI-Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, RBH and other Canadian manufacturers (Imperial Tobacco Canada Ltd. and JTI-Macdonald Corp.) are defendants.  The plaintiff, an individual smoker, sought compensatory and punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005. The trial court issued its judgment on May 27, 2015. The trial court found RBH and two other Canadian manufacturers liable and awarded a total of CAD 131 million (approximately $102.3 million) in punitive damages, allocating CAD 46 million (approximately $36 million) to RBH. The trial court estimated the size of the addiction class at 918,000 members but declined to award compensatory damages to the addiction class because the evidence did not establish the claims with sufficient accuracy. The trial court found that a claims process to allocate the awarded punitive damages to individual class members would be too expensive and difficult to administer. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court’s findings of liability and the total amount of punitive damages awarded allocating CAD 57 million including interest (approximately $44.5 million) to RBH. See the Blais description above and Note 20. Deconsolidation of RBH below for further detail concerning the security order pertaining to both Létourneau and Blais cases and the impact of the decision on PMI’s financial statements.

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
__________

The table below lists the number of tobacco-related cases pertaining to combustible products pending against us and/or our subsidiaries or indemnitees as of February 5, 2021, February 3, 2020 and February 4, 2019:¹

Type of Case	Number of Cases Pending as of February 5, 2021	Number of Cases Pending as of February 3, 2020	Number of Cases Pending as of February 4, 2019
Individual Smoking and Health Cases	43	50	55
Smoking and Health Class Actions	9	10	10
Health Care Cost Recovery Actions	17	17	16
Label-Related Class Actions	—	—	1
Individual Label-Related Cases	5	5	7
Public Civil Actions	2	2	2

Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 510 Smoking and Health, Label-Related, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Thirteen cases have had decisions in favor of plaintiffs. Ten of these cases have subsequently reached final resolution in our favor and three remain on appeal.

The table below lists the verdict and significant post-trial developments in the three pending cases where a verdict was returned in favor of the plaintiff:

______
¹ Includes cases pending in Canada.

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
May 27, 2015	Canada/Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais	Class Action
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Blais class on liability and found the class members’ compensatory damages totaled approximately CAD 15.5 billion (approximately $12.1 billion), including pre-judgment interest. The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion including pre-judgment interest (approximately $2.4 billion)). The trial court awarded CAD 90,000 (approximately $70,250) in punitive damages, allocating CAD 30,000 (approximately $23,400) to our subsidiary. The trial court ordered defendants to pay CAD 1 billion (approximately $781 million) of the compensatory damage award, CAD 200 million (approximately $156.1 million) of which is our subsidiary’s portion, into a trust within 60 days.

In June 2015, RBH commenced the appellate process with the Court of Appeal of Quebec. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court's decision. (See “Stayed Litigation — Canada” for further detail.)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
May 27, 2015	Canada/Cecilia Létourneau	Class Action
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Létourneau class on liability and awarded a total of CAD 131 million (approximately $102.3 million) in punitive damages, allocating CAD 46 million (approximately $36 million) to RBH. The trial court ordered defendants to pay the full punitive damage award into a trust within 60 days. The court did not order the payment of compensatory damages.

In June 2015, RBH commenced the appellate process with the Court of Appeal of Quebec. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court's decision. (See “Stayed Litigation — Canada” for further detail.)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
August 5, 2016	Argentina/Hugo Lespada	Individual Action
On August 5, 2016, the Civil Court No. 14 - Mar del Plata, issued a verdict in favor of plaintiff, an individual smoker, and awarded him ARS 110,000 (approximately $1,252), plus interest, in compensatory and moral damages. The trial court found that our subsidiary failed to warn plaintiff of the risk of becoming addicted to cigarettes.
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

As of February 5, 2021, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•43 cases brought by individual plaintiffs in Argentina (31), Brazil (3), Canada (2), Chile (2), China (1), Italy (1), the Philippines (1), Turkey (1) and Scotland (1), compared with 50 such cases on February 3, 2020, and 55 cases on February 4, 2019; and
•9 cases brought on behalf of classes of individual plaintiffs in Canada, compared with 10 such cases on February 3, 2020 and 10 such cases on February 4, 2019.

The class actions pending in Canada are described above under the caption “Smoking and Health Litigation — Canada.”

In a class action in Brazil, The Smoker Health Defense Association (ADESF) v. Souza Cruz, S.A. and Philip Morris Marketing, S.A., Nineteenth Lower Civil Court of the Central Courts of the Judiciary District of São Paulo, Brazil, filed July 25, 1995, our subsidiary and another member of the industry are defendants. The plaintiff, a consumer organization, sought damages for all addicted smokers and former smokers, and injunctive relief. In 2004, the trial court found defendants liable without hearing evidence and awarded “moral damages” of R$1,000 (approximately $186) per smoker per full year of smoking plus interest at the rate of 1% per month, as of the date of the ruling. The court did not award actual damages, which were to be assessed in the second phase of the case. The size of the class was not estimated. Defendants appealed to the São Paulo Court of Appeals, which annulled the ruling in November 2008, finding that the trial court had inappropriately ruled without hearing evidence and returned the case to the trial court for further proceedings. In May 2011, the trial court dismissed the claim. In February 2015, the appellate court unanimously dismissed plaintiff's appeal. In September 2015, plaintiff appealed to the Superior Court of Justice. In February 2017, the Chief Justice of the Superior Court of Justice denied plaintiff's appeal. Plaintiff filed a further appeal. In August 2020, the Superior Court of Justice confirmed the denial of plaintiff's appeal finally dismissing the plaintiff's claim.

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

As of February 5, 2021, there were 17 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Brazil (1), Canada (10), Korea (1) and Nigeria (5), compared with 17 such cases on February 3, 2020 and 16 such cases on February 4, 2019.

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
In the health care cost recovery case in Korea, the National Health Insurance Service v. KT&G, et. al., filed April 14, 2014, our subsidiary and other Korean manufacturers are defendants. Plaintiff alleges that defendants concealed the health hazards of smoking, marketed to youth, added ingredients to make their products more harmful and addictive, and misled consumers into believing that Lights cigarettes are safer than regular cigarettes. The National Health Insurance Service seeks to recover damages allegedly incurred in treating 3,484 patients with small cell lung cancer, squamous cell lung cancer, and squamous cell laryngeal cancer from 2003 to 2012. The trial court dismissed the case in its entirety on November 20, 2020. Plaintiff appealed.

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

As of February 5, 2021, there were 5 label-related cases brought by individual plaintiffs in Italy (1) and Chile (4) pending against our subsidiaries, compared with 5 such cases on February 3, 2020, and 7 such case on February 4, 2019.

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

As of February 5, 2021, there were 2 public civil actions pending against our subsidiaries in Argentina (1) and Venezuela (1), compared with 2 such cases on February 3, 2020, and 2 such cases on February 4, 2019.

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

Other Litigation

The Department of Special Investigations of the government of Thailand ("DSI") conducted an investigation into alleged underpayment by our subsidiary, Philip Morris (Thailand) Limited ("PM Thailand"), of customs duties and excise taxes relating to imports from the Philippines covering the period 2003-2007. On January 18, 2016, the Public Prosecutor filed charges against our subsidiary and seven former and current employees in the Bangkok Criminal Court alleging that PM Thailand and the individual defendants jointly and with the intention to defraud the Thai government, under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries of cigarettes from the Philippines during the period of July 2003 to June 2006. The government is seeking a fine of approximately THB 80.8 billion (approximately $2.7 billion). In May 2017, Thailand enacted a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies. Trial in the case began in November 2017 and concluded in September 2019. In November 2019, the trial court found our subsidiary guilty of under-declaration of the prices and imposed a fine of approximately THB 1.2 billion (approximately $39.9 million). The trial court dismissed all charges against the individual defendants. In December 2019, as required by the Thai law, our subsidiary paid the fine. This payment is included in other assets on the consolidated balance sheets and negatively impacted net cash provided by operating activities in the consolidated statements of cash flows in the period of payment. Our subsidiary filed an appeal of the trial court's decision. In addition, the Public Prosecutor filed an appeal of the trial court's decision challenging the dismissal of charges against the individual defendants and the amount of the fine imposed. If our subsidiary ultimately prevails on appeal, then Thailand will be required to return this payment to our subsidiary.

The DSI also conducted an investigation into alleged underpayment by PM Thailand of customs duties and excise taxes relating to imports from Indonesia covering the period 2000-2003. On January 26, 2017, the Public Prosecutor filed charges against PM Thailand and its former Thai employee in the Bangkok Criminal Court alleging that PM Thailand and its former employee jointly and with the intention to defraud the Thai government under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries during the period from January 2002 to July 2003. The government is seeking a fine of approximately THB 19.8 billion (approximately $658 million). In May 2017, Thailand enacted  a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law, and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and a Thai court. Trial in the case began in November 2018 and concluded in December 2019. In March 2020, the trial court found our subsidiary guilty of under-declaration of the prices and imposed a fine of approximately THB 130 million (approximately $4.3 million). The trial court dismissed all charges against the individual defendant. In April 2020, as required by Thai law, our subsidiary paid the fine. Our subsidiary will appeal the trial court's decision. In addition, the Public Prosecutor filed an appeal of the trial court's decision challenging the dismissal of charges against the individual defendant and the amount of the fine imposed. If our subsidiary ultimately prevails on appeal, then Thailand will be required to return this payment to our subsidiary.

The South Korean Board of Audit and Inspection (“BAI”) conducted an audit of certain Korean government agencies and the tobacco industry into whether inventory movements ahead of the January 1, 2015 increase of cigarette-related taxes by tobacco companies, including Philip Morris Korea Inc. ("PM Korea"), our South Korean subsidiary, were in compliance with South Korean tax laws.  In November 2016, the tax authorities completed their audit and assessed allegedly underpaid taxes and penalties.  In order to avoid nonpayment financial costs, PM Korea paid approximately KRW 272 billion (approximately $243 million), of which KRW 100 billion (approximately $89.3 million) was paid in 2016 and KRW 172 billion (approximately $153.7 million) was paid in the first quarter of 2017.  These paid amounts are included in other assets in the consolidated balance sheets and negatively impacted net cash provided by operating activities in the consolidated statements of cash flows in the period of payment.  PM Korea appealed the assessments. In January 2020, a trial court ruled that PM Korea did not underpay taxes in the amount of approximately KRW 218 billion (approximately $195 million). The tax authorities appealed this decision to the appellate court. In September 2020, the appellate court upheld the trial court's decision. The tax authorities have appealed to the Supreme Court of South Korea. In June 2020, another trial court ruled that PM Korea did not underpay approximately KRW 54 billion (approximately $48 million) of alleged underpayments. The government agencies appealed this decision. In January 2021, the appellate court upheld the trial court's decision. The government agencies may appeal. If the tax authorities and government agencies ultimately lose, then they would be required to return the paid amounts to PM Korea.

The Moscow Tax Inspectorate for Major Taxpayers (“MTI”) conducted an audit of AO Philip Morris Izhora (“PM Izhora”), our Russian subsidiary, for the 2015-2017 financial years. On July 26, 2019, MTI issued its initial assessment, claiming that intercompany sales of cigarettes between PM Izhora and another Russian subsidiary prior to excise tax increases and submission by PM Izhora of the maximum retail sales price notifications for cigarettes to the tax authorities were improper under Russian tax laws and resulted in underpayment of excise taxes and VAT. In August 2019, PM Izhora submitted its objections disagreeing with MTI’s allegations set forth in the initial assessment and MTI’s methodology for calculating the alleged underpayments. MTI accepted some of PM Izhora’s arguments and in September 2019, issued the final tax assessment claiming an underpayment of RUB 24.3 billion (approximately $374 million), including penalties and interest. In accordance with Russian tax laws, PM Izhora paid the entire amount of MTI’s final assessment. This amount was neither imposed on, nor concurrent with, the specific revenue-producing transaction, nor was it collected from customers of our Russian subsidiaries. In the third quarter of 2019, PMI recorded a pre-tax charge of $374 million, in marketing, administration and research costs in the consolidated statements of earnings, representing $315 million net of an associated income tax benefit of $59 million.

The Saudi Arabia Customs General Authority issued its assessments requiring our distributors (one former and one current) to pay additional customs duties in an amount of approximately 1.5 billion Saudi Riyal, or approximately $396 million, in relation to the fees paid by these distributors under their agreements with our subsidiary for exclusive rights to distribute our products in Saudi Arabia during the period of 2014 through 2018. In order to challenge these assessments, the distributors posted bank guarantees equaling the amount of the above assessments. To enable the distributors' challenge, our subsidiary agreed with the banks to bear 80 percent of the amount the authority may draw on the bank guarantees. In September and October 2020, respectively, the distributors lost their challenges of the assessments; both distributors appealed. Our subsidiary and our distributors believe that customs duties paid in Saudi Arabia were in compliance with the applicable law and the WTO Customs Valuation Agreement.

A putative shareholder class action lawsuit, In re Philip Morris International Inc. Securities Litigation, is pending in the United States District Court for the Southern District of New York, purportedly on behalf of purchasers of Philip Morris International Inc. stock between July 26, 2016 and April 18, 2018.  The lawsuit names Philip Morris International Inc. and certain officers and employees as defendants and includes allegations that the defendants made false and/or misleading statements and/or failed to disclose information about PMI’s business, operations, financial condition, and prospects, related to product sales of, and alleged irregularities in clinical studies of, PMI’s Platform 1 product.  The lawsuit seeks various forms of relief, including damages. In November 2018, the court consolidated three putative shareholder class action lawsuits with similar allegations previously filed in the Southern District of New York (namely, City of Westland Police and Fire Retirement System v. Philip Morris International Inc., et al., Greater Pennsylvania Carpenters’ Pension Fund v. Philip Morris International Inc., et al., and Gilchrist v. Philip Morris International Inc., et al.) into these proceedings. A putative shareholder class action lawsuit, Rubenstahl v. Philip Morris International Inc., et al., that had been previously filed in December 2017 in the United States District Court for the District of New Jersey, was voluntarily dismissed by the plaintiff due to similar allegations in these proceedings. On February 4, 2020, the court granted defendants’ motion in its entirety, dismissing all but one of the plaintiffs’ claims with prejudice.  The court noted that one of plaintiffs’ claims (allegations relating to four non-clinical studies of PMI’s Platform 1 product) did not state a viable claim but allowed plaintiffs to replead that claim by March 3, 2020.  On February 18, 2020, the plaintiffs filed a motion for reconsideration of the court's February 4th decision; this motion was denied on September 21, 2020. On September 28, 2020, plaintiffs filed an amended complaint seeking to replead allegations relating to four non-clinical studies of PMI's Platform 1 product. We believe that this lawsuit is without merit and will continue to defend it vigorously.

In April 2020, affiliates of British American Tobacco plc (“BAT”) commenced patent infringement proceedings, RAI Strategic Holdings, Inc., et al. v. Altria Client Services LLC, et al.,  in the federal court in the Eastern District of Virginia, where PMI's subsidiary, Philip Morris Products S.A., as well as Altria Group, Inc.'s subsidiaries, are defendants. Plaintiffs seek damages and injunctive relief against the commercialization of the Platform 1 products in the United States.  In April 2020, BAT affiliates filed a complaint against PMI, Philip Morris Products S.A., Altria Group, Inc., and its subsidiaries before the International Trade Commission (“ITC”). Plaintiffs seek an order to prevent the importation of Platform 1 products into the United States. The ITC evidentiary hearing closed on February 1, 2021. The administrative law judge has scheduled an initial determination date of May 14, 2021 and the target date for the final determination of the ITC is September 15, 2021. In June 2020, defendants filed their responses in both proceedings. In the Eastern District of Virginia case, the defendants also counterclaimed that BAT infringed their patents relating to certain e-vapor products, seeking damages for the commercialization of these products by BAT.

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

In September 2020, BAT’s affiliates commenced patent infringement and unfair competition proceedings, RAI Strategic Holdings, Inc., et al. v. Philip Morris Products S.A., et al., against Philip Morris Products S.A. and PMI’s Italian subsidiaries, Philip Morris Manufacturing & Technology Bologna S.p.A. and Philip Morris Italia S.r.l., in the Court of Milan, Italy. Plaintiffs seek damages, as well as injunctive relief against the manufacture in Italy of the Platform 1 heated tobacco units allegedly infringing the asserted patents and the commercialization of the Platform 1 products in Italy. As part of this proceeding, in October 2020, BAT’s affiliates filed a request based on one of the two asserted patents seeking preliminary injunctive relief against the manufacture and commercialization of the Platform 1 products in Italy.

In October 2020, BAT’s affiliate commenced patent infringement proceedings, Nicoventures Trading Limited v. Philip Morris CR a.s., et al., against PMI's Czech subsidiary, Philip Morris CR a.s., and Philip Morris Products S.A., in the Town Court of Prague, Czech Republic, seeking preliminary injunctive relief against the commercialization of the Platform 1 products in the Czech Republic. In October 2020, the court dismissed plaintiff’s request for preliminary injunction in its entirety. In October 2020, plaintiff appealed. In February 2021, the appellate court denied plaintiffs’ appeal, confirming the dismissal of plaintiffs’ request.

In October 2020, BAT’s affiliate commenced patent infringement proceedings, RAI Strategic Holdings, Inc. v. Philip Morris Polska Distribution sp. z o.o., against PMI’s Polish subsidiary, Philip Morris Polska Distribution Sp. z o.o., in the Regional Court in Warsaw, IP Division. Plaintiff seeks preliminary injunctive relief against the commercialization of the Platform 1 products in Poland. In November 2020, the court dismissed plaintiff’s request for preliminary injunction in its entirety. Plaintiff may appeal.

In October 2020, BAT’s affiliates commenced patent infringement proceedings, RAI Strategic Holdings, Inc., et al. v. Philip Morris Japan, Limited, et al., against PMI’s Japanese subsidiary, Philip Morris Japan Limited, and a third-party distributor in the Tokyo District Court. Plaintiffs seek damages and injunctive relief against the commercialization of the Platform 1 products in Japan.

In November 2020, BAT’s affiliate commenced patent infringement proceedings, RAI Strategic Holdings, Inc., et al. v. Philip Morris Bulgaria EOOD, against PMI’s Bulgarian subsidiary, Philip Morris Bulgaria EOOD, in the Sofia City Court, Bulgaria, seeking preliminary injunctive relief against the commercialization of the Platform 1 products in Bulgaria. In November 2020, the court dismissed plaintiffs’ request for preliminary injunction in its entirety. Plaintiffs have appealed. In January 2021, the appellate court denied plaintiffs’ appeal, confirming the dismissal of plaintiffs’ request.

In November 2020, BAT’s affiliates commenced patent infringement proceedings, RAI Strategic Holdings, Inc., et al. v. Philip Morris Romania SRL, et al., against PMI’s Romanian subsidiaries, Philip Morris Romania S.R.L. and Philip Morris Trading S.R.L., and a third-party distributor in the Court of Law of Bucharest, Civil Registry. Plaintiffs seek damages and preliminary and permanent injunctive relief against the manufacture and commercialization of the Platform 1 products in Romania.

In December 2020, BAT’s affiliate commenced proceedings, Nicoventures Trading Limited v. Philip Morris Products S.A., et al., against PMI’s German subsidiaries, Philip Morris GmbH and f6 Cigarettenfabrik GmbH & Co.KG, and Philip Morris Products S.A., in the Hamburg Regional Court, for the alleged infringement of a patent utility model, seeking preliminary injunctive relief against the manufacture and commercialization of the Platform 1 products in Germany.

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

Third-Party Guarantees

On October 17, 2020, Medicago Inc., an equity method investee of Philip Morris Investments B.V. (“PMIBV”), a PMI subsidiary, entered into a contribution agreement with the Canadian government (the “Contribution Agreement”) whereby the Canadian government agreed to contribute up to CAD 173 million (approximately $131 million on the date of signing) to Medicago Inc., to support its on-going COVID-19 vaccine development and clinical trials, and for the construction of its Quebec City manufacturing facility (the “Project”). PMIBV and the majority shareholder of Medicago Inc. are also parties to the Contribution Agreement as guarantors of Medicago Inc.’s obligations thereunder on a joint and several basis (“Co-Guarantors”). The Co-Guarantors agreed to repay amounts contributed by the Canadian government plus interest, if Medicago Inc. fails to do so, and could be responsible for the costs of other Medicago’s obligations (such as the achievement of specific milestones of the Project). The maximum amount of these obligations is currently non-estimable. As of December 31, 2020, PMI has determined that these guarantees did not have a material impact on its consolidated financial statements.

In connection with the Contribution Agreement, PMIBV and the majority shareholder of Medicago Inc. entered into a guarantors’ agreement that apportions Co-Guarantors’ obligations and limits those of PMIBV to its then share of holdings in Medicago Inc., which as of December 31, 2020 was approximately 32%. The guarantees are in effect through March 31, 2026.

Note 18.

Sale of Accounts Receivable:

To mitigate risk and enhance cash and liquidity management PMI sells trade receivables to unaffiliated financial institutions. These arrangements allow PMI to sell, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold are generally short-term in nature and are removed from the consolidated balance sheets. PMI sells trade receivables under two types of arrangements, servicing and non-servicing. For servicing arrangements, PMI continues to service the sold trade receivables on an administrative basis and does not act on behalf of the unaffiliated financial institutions. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material for the years ended December 31, 2020 and 2019. Under the non-servicing arrangements, PMI does not provide any administrative support or servicing after the trade receivables have been sold to the unaffiliated financial institutions.

Cumulative trade receivables sold, including excise taxes, for the years ended December 31, 2020 and 2019, were $11.5 billion and $10.7 billion, respectively. PMI’s operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of December 31, 2020, 2019 and 2018, were $1.2 billion, $0.9 billion and $1.0 billion, respectively. The net proceeds received are included in cash provided by operating activities in the consolidated statements of cash flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of trade receivables within marketing, administration and research costs in the consolidated statements of earnings. For the years ended December 31, 2020, 2019 and 2018 the loss on sale of trade receivables was immaterial.

Note 19.

Asset Impairment and Exit Costs:

Organizational Design Optimization

As part of PMI’s transformation to a smoke-free future, PMI seeks to optimize its organizational design, which includes the elimination, relocation and outsourcing of certain operations center and centralized activities. In January 2020, PMI commenced a multi-phase restructuring project in Switzerland. PMI initiated the employee consultation procedures, as required under Swiss law, for the impacted employees. In 2020, the consultation procedures for two phases were completed. The third phase commenced in January 2021 and is expected to impact approximately 230 positions. Until the consultation process for the third phase is concluded, such phase is not considered probable (under U.S. GAAP), and the total potential costs cannot be determined. As a result, no related costs were recorded for the year ended December 31, 2020 related to the third phase of the restructuring project. Additionally, PMI launched a voluntary separation program in Switzerland for certain eligible employees and announced the outsourcing of certain activities in the United States and Poland.

These activities are expected to impact approximately 600 positions in total, excluding the third phase of the project in Switzerland, that will be either eliminated, relocated or outsourced. For the year ended December 31, 2020, PMI recorded pre-tax asset impairment and exit costs of $149 million related to the organizational design optimization.

The amounts related to the potential pension settlement accounting impact of the restructuring, which could be significant, have not been reflected in 2020 as the thresholds for accounting were not exceeded by December 31, 2020.

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

Other

During 2019, PMI also recorded pre-tax asset impairment and exit costs of $80 million as part of its global manufacturing infrastructure optimization. These costs were related to cigarette plant closures in Argentina ($15 million), Colombia ($45 million) and Pakistan ($20 million). The charges were reflected in the Latin America & Canada segment (Argentina and Colombia) and the South & Southeast Asia segment (Pakistan).

Asset Impairment and Exit Costs by Segment

During 2020 and 2019, PMI recorded the following pre-tax asset impairment and exit costs by segment:

(in millions)	2020	2019
Separation programs: (1)
European Union	$53	$251
Eastern Europe	14	—
Middle East & Africa	18	—
South & Southeast Asia	22	3
East Asia & Australia	25	—
Latin America & Canada	9	49
Total separation programs	141	303
Asset impairment charges (1)
European Union	4	91
Eastern Europe	1	—
Middle East & Africa	1	—
South & Southeast Asia	1	17
East Asia & Australia	1	—
Latin America & Canada	—	11
Total asset impairment charges	8	119
Asset impairment and exit costs	$149	$422
(1) Organizational design optimization pre-tax charges in 2020 were allocated across all operating segments.

The total pre-tax asset impairment and exit costs above were included in marketing, administration and research costs on the consolidated statements of earnings. During 2018, PMI did not incur asset impairment and exit costs.

Movement in Exit Cost Liabilities

The movement in exit cost liabilities for the year ended December 31, 2020 was as follows:

(in millions)
Liability balance, January 1, 2020	$191
Charges, net	141
Cash spent	(163)
Currency/other	11
Liability balance, December 31, 2020	$180

Future cash payments for exit costs incurred to date are anticipated to be substantially paid by the end of 2022, with approximately $150 million expected to be paid in 2021.

Note 20.

Deconsolidation of RBH:

As discussed in Note 17. Contingencies, following the March 1, 2019, judgment of the Court of Appeal of Québec in two class action lawsuits against PMI's Canadian subsidiary, Rothmans, Benson & Hedges Inc. ("RBH"), PMI recorded in its consolidated results a pre-tax charge of $194 million, representing $142 million net of tax, in the first quarter of 2019. This pre-tax Canadian tobacco litigation-related expense was included in marketing, administration and research costs on PMI's consolidated statement of earnings for the year ended December 31, 2019. The charge reflects PMI’s assessment of the portion of the judgment that represents probable and estimable loss prior to the deconsolidation of RBH and corresponds to the trust account deposit required by the judgment. RBH’s share of the deposit is approximately CAD 257 million.

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

The fair value of PMI’s continuing investment in RBH of $3,280 million was determined at the date of deconsolidation, recorded within equity investments and is assessed for impairment on an ongoing basis. The estimated fair value of the underlying business was determined based on an income approach using a discounted cash flow analysis, as well as a market approach for certain contingent liabilities. The information used in the estimate includes observable inputs, primarily a discount rate of 8%, a terminal growth rate of 2.5% and information about total tobacco market size in Canada and RBH’s share of the market, as well as unobservable inputs such as operating budgets and strategic plans, various inflation scenarios, estimated shipment volumes, and expected product pricing and projected margins.

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

RBH is party to transactions with PMI and its consolidated subsidiaries entered into in the normal course of business; these transactions include royalty payments and recharge of various corporate expenses for services benefiting RBH. Up to the date of the CCAA filing, these transactions were eliminated on consolidation and had no impact on PMI’s consolidated statement of earnings. After deconsolidating RBH, these transactions are treated as third-party transactions in PMI’s financial statements. The amount of these related-party transactions is included within Note 4. Related Parties - Equity investments and Other.

Developments in the CCAA process, including resolution through a plan of arrangement or compromise of all pending tobacco-related litigation currently stayed in Canada, as discussed in Note 17. Contingencies, could result in a material change in the fair value of PMI’s continuing investment in RBH.

Note 21.

Leases:

PMI’s operating leases are principally for real estate (office space, warehouses and retail store space) and vehicles. Lease terms range from 1 year to 73 years, some of which include options to renew, which are reasonably certain to be renewed. Lease terms may also include options to terminate the lease. The exercise of a lease renewal or termination option is at PMI’s discretion.

PMI’s operating leases at December 31, 2020 and 2019, were as follows:

	At December 31,
(in millions)	2020	2019
Assets:
Other assets	$697	$766

Liabilities:
Current
Accrued liabilities - Other	$190	$194
Noncurrent
Income taxes and other liabilities	517	569
Total lease liabilities	$707	$763

For information regarding PMI’s immaterial finance leases, see Note 7. Indebtedness.

The components of PMI’s lease cost were as follows for the years ended December 31, 2020 and 2019:

	For the Years Ended December 31,
(in millions)	2020	2019
Operating lease cost	$237	$242
Short-term lease cost	49	61
Variable lease cost	31	29
Total lease cost	$317	$332

Maturity of PMI’s operating lease liabilities, on an undiscounted basis, as of December 31, 2020, was as follows:

(in millions)	Total
2021	$215
2022	161
2023	110
2024	72
2025	47
Thereafter	291
Total lease payments	896
Less: Interest	189
Present value of lease liabilities	$707

Other information related to PMI’s operating leases was as follows for the year ended December 31, 2020 and 2019:

	December 31,
(in millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities in Operating cash flows	$238	$240
Leased assets obtained in exchange for new operating lease liabilities	$149	$221
Weighted-average remaining lease term (years)	10.1	9.6
Weighted-average discount rate(1)	4.3%	4.4%
(1) PMI’s weighted-average discount rate is based on its estimated pre-tax cost of debt adjusted for country-specific risk.

Note 22.

Quarterly Financial Data (Unaudited):

	2020 Quarters
(in millions, except per share data)	1st	2nd	3rd	4th
Net revenues	$7,153	$6,651	$7,446	$7,444
Gross profit	$4,751	$4,472	$5,030	$4,872
Net earnings attributable to PMI	$1,826	$1,947	$2,307	$1,976
Per share data:
Basic EPS	$1.17	$1.25	$1.48	$1.27
Diluted EPS	$1.17	$1.25	$1.48	$1.27
Dividends declared	$1.17	$1.17	$1.20	$1.20

	2019 Quarters
(in millions, except per share data)	1st	2nd	3rd	4th
Net revenues	$6,751	$7,699	$7,642	$7,713
Gross profit	$4,286	$5,034	$5,037	$4,935
Net earnings attributable to PMI	$1,354	$2,319	$1,896	$1,616
Per share data:
Basic EPS	$0.87	$1.49	$1.22	$1.04
Diluted EPS	$0.87	$1.49	$1.22	$1.04
Dividends declared	$1.14	$1.14	$1.17	$1.17

Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Philip Morris International Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Philip Morris International Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Tobacco-Related Litigation for Smoking and Health Class Actions and Health Care Cost Recovery Actions

As described in Note 17 to the consolidated financial statements, the Company has 9 smoking and health class actions and 17 health care cost recovery actions pending. The Company records provisions in the consolidated financial statements for pending litigation when management determines that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Except as stated otherwise in Note 17, while it is reasonably possible that an unfavorable outcome in a case may occur, after assessing the information available, (i) management has not concluded that it is probable that a loss has been incurred in any of the pending smoking and health class actions and health care cost recovery cases; (ii) management is unable to estimate the possible loss or range of loss for any of the pending smoking and health class actions and health care cost recovery cases; and (iii) accordingly, no estimated loss has been accrued in the consolidated financial statements for unfavorable outcomes in these cases, if any.

The principal considerations for our determination that performing procedures relating to tobacco-related litigation for smoking and health class actions and health care cost recovery actions is a critical audit matter are that there was significant judgment by management when determining the probability of a loss being incurred and an estimate of the amount or range of the potential loss for each case, which in turn led to a high degree of auditor subjectivity, judgment and effort in evaluating management’s assessment related to the loss contingencies associated with smoking and health class actions and health care cost recovery actions related claims.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s evaluation of smoking and health class actions and health care cost recovery actions, including controls over determining the probability and range of loss as well as controls over financial statement disclosures. These procedures also included, among others, obtaining and evaluating the letters of audit inquiry with external and internal legal counsel, evaluating the reasonableness of management’s assessment regarding whether an unfavorable outcome is reasonably possible or probable and reasonably estimable, and evaluating the sufficiency of the Company’s smoking and health class actions and health care cost recovery actions contingencies disclosures.

/S/ PRICEWATERHOUSECOOPERS SA
PricewaterhouseCoopers SA

/S/ CHAD MUELLER	/S/ TRAVIS RANDOLPH
Chad Mueller	Travis Randolph

Lausanne, Switzerland
February 9, 2021

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

•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of PMI;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;
•provide reasonable assurance that receipts and expenditures of PMI are being made only in accordance with the authorization of management and directors of PMI; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

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
Management assessed the effectiveness of PMI’s internal control over financial reporting as of December 31, 2020. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of PMI’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on this assessment, management determined that, as of December 31, 2020, PMI maintained effective internal control over financial reporting.
PricewaterhouseCoopers SA, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of PMI included in this report, has audited the effectiveness of PMI’s internal control over financial reporting as of December 31, 2020, as stated in their report herein.
February 9, 2021

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.

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

Item 9B.Other Information.

None.
PART III

Except for the information relating to the executive officers set forth in Item 10 and the information relating to equity compensation plans set forth in Item 12, the information called for by Items 10-14 is hereby incorporated by reference to PMI’s definitive proxy statement for use in connection with its annual meeting of stockholders to be held on May 5, 2021, that will be filed with the SEC on or about March 25, 2021 (the “proxy statement”), and, except as indicated therein, made a part hereof.

Item 10.Directors, Executive Officers and Corporate Governance.

Information About Our Executive Officers as of February 8, 2021:

Name	Office	Age
André Calantzopoulos*	Chief Executive Officer	63
Massimo Andolina	Senior Vice President, Operations	52
Drago Azinovic	President, Middle East & Africa Region and PMI Duty Free	58
Emmanuel Babeau	Chief Financial Officer	53
Werner Barth	Senior Vice President, Commercial	56
Charles Bendotti	Global Head, People & Culture	48
Frank de Rooij	Vice President, Treasury and Corporate Finance	55
Frederic de Wilde	President, European Union Region	53
Suzanne Rich Folsom	Senior Vice President and General Counsel	59
Jorge Insuasty	Chief Life Sciences Officer	62
Stacey Kennedy	President, South and Southeast Asia Region	48
Martin G. King	CEO, PMI America	56
Michael Kunst	Senior Vice President, Commercial Transformation	52
Andreas Kurali	Vice President and Controller	55
Bin Li	Chief Product Officer	49
Marco Mariotti	President, Eastern Europe Region	56
Mario Masseroli	President, Latin America and Canada Region	50
Deepak Mishra	Chief Strategy Officer	49
Silke Muenster	Chief Diversity Officer	60
Jacek Olczak*	Chief Operating Officer	56
Paul Riley	President, East Asia and Australia Region	55
Marian Salzman	Senior Vice President, Global Communications	61
Gregoire Verdeaux	Senior Vice President, External Affairs	48
Michael Voegele	Chief Technology Officer	48
Stefano Volpetti	Chief Consumer Officer	49
*André Calantzopoulos will become Executive Chairman of the Board of Directors immediately before the 2021 Annual Meeting of Shareholders to be held on May 5, 2021 ("Annual Meeting"). Jacek Olczak will succeed Mr. Calantzopoulos as Chief Executive Officer effective immediately after the Annual Meeting.

All of the above-mentioned officers, except Mr. Babeau, Ms. Folsom, Dr. Insuasty, Mr. Kunst, Mr. Li, Mr. Mishra, Ms. Salzman, Mr. Voegele, Mr. Volpetti, and Mr. Verdeaux, have been employed by us in various capacities over the past five years. The business experience of Mr. Babeau, Ms. Folsom, Dr. Insuasty, Mr. Kunst, Mr. Li, Mr. Mishra, Ms. Salzman, Mr. Voegele, Mr. Volpetti, and Mr. Verdeaux for the past five years is summarized below.

Mr. Babeau joined Philip Morris International Inc. in May 2020. He was formerly Deputy Chief Executive Officer of Schneider Electric. During his tenure at Schneider Electric, Mr. Babeau helped grow the company from an €18 billion market cap to c. €60 billion while transforming the business model and winning industry accolades, including from the Harvard Business Review, which in 2019 cited Schneider Electric as one of the top 15 business transformations of the prior decade.

Ms. Folsom joined Philip Morris International Inc. in July 2020. She is a former Partner and Co-Chair of the Investigations, Compliance and Strategic Response Group at Manatt, Phelps & Phillips, LLP. A veteran general counsel of both public and private companies, and a transformation and restructuring leader, Ms. Folsom most recently served as the General Counsel, Chief Compliance Officer and Senior Vice President, Government Affairs and Global Public Policy at United States Steel Corporation.

Dr. Insuasty commenced his role at Philip Morris International Inc. in January 2021. He was formerly Global Franchise Head of Immunology, Oncology, and Neurology for Sanofi Genzyme, part of Sanofi S.A. His expertise includes orchestrating significant transformational change within R&D and commercial functions to substantially increase speed and efficiency. He is noted for fostering external collaboration and innovation. Prior to Sanofi, Dr. Insuasty was Global Head of Development, Neuroscience, and Ophthalmology at Novartis International AG.

Mr. Kunst was appointed to Philip Morris International Inc. in January 2019. He was formerly a Partner at Bain & Company for a decade, leading Bain’s Healthcare Practice in EMEA, and has worked with a broad set of clients on issues related to growth strategy, commercial capability building, change management, and organizational effectiveness.

Mr. Li joined Philip Morris International Inc. in August 2019, having served in senior executive capacities at Harman International, a subsidiary of Samsung Electronics Co. Ltd. He is an entrepreneurial leader with a strong technical, product development, and operations background and vast experience in product design and innovation developed within world-class consumer electronics companies. As a forward thinker with a passion for design and technology, he has a proven track record of success in translating the voice of the customer into product development cycles.

Mr. Mishra joined Philip Morris International Inc. in September 2018. Previously, he was Managing Director, Portfolio Operations at Centerbridge Partners, a private equity firm, where he led commercial, operational, and digital transformation in various business sectors. He is a former Partner of McKinsey & Co, where he supported clients in their transformation projects as part of the Consumer Goods, Retail and Operations leadership team.

Ms. Salzman joined Philip Morris International Inc. in April 2018. One of the most awarded female marketing executives in North America, she was formerly Chief Executive Officer of Havas PR North America. At Havas, Ms. Salzman also co-created and chaired the Global Collective, the Havas PR operation across several continents. Ms. Salzman has authored/co-authored 15 books on topics ranging from current affairs to the commercial workplace.

Mr. Voegele started at Philip Morris International Inc. in February 2019. Prior to that, he held senior roles at the Adidas Group, most recently as Global Chief Information Officer and part of the core leadership team. He is recognized globally for having initiated the digital transformation of Adidas and making its IT organization and strategy consumer-centric and supportive of innovation. Mr. Voegele is noted for implementing large enterprise delivery projects within multinational organizations.

Mr. Volpetti’s appointment at Philip Morris International Inc. commenced in June 2019. He served as Chief Marketing Officer at Luxottica Group S.p.A before joining Philip Morris International Inc. and has also held executive roles at the Procter & Gamble Company, including as Vice President of a global business unit. Mr. Volpetti is a globally acclaimed marketer with broad experience in commercial roles, having obtained a winning track record with consumers in both developed and developing markets. Mr. Volpetti specializes in consumer-centric marketing programs, business model transformation, digital acceleration, and disruptive innovation.

Mr. Verdeaux joined Philip Morris International Inc. in September 2020. He was a former Partner at Hering Schuppner, a strategic communications consulting firm. Prior to this position, he was Group International Policy Director at Vodafone and European Policy Director at Electricité De France (EDF). A veteran of international and domestic politics, he served as Deputy Head of Cabinet of the French President from 2008 to 2011 and has also held senior positions at the United Nations and the European Commission.

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

In addition, we have adopted corporate governance guidelines and charters for our Audit, Finance, Compensation and Leadership Development, Product Innovation and Regulatory Affairs, Consumer Relationships and Regulation, and Nominating and Corporate Governance committees of the Board of Directors. All of these documents are available free of charge on our website at www.pmi.com. Any waiver granted by Philip Morris International Inc. to its principal executive officer, principal financial officer or controller, or any person performing similar functions under the Code of Conduct, or certain amendments to the Code of Conduct, will be disclosed on our website at www.pmi.com.

The information on our website is not, and shall not be deemed to be, a part of this Report or incorporated into any other filings made with the SEC.

Also refer to Board Operations and Governance—Committees of the Board, Election of Directors—Process for Nominating Directors and Election of Directors—Director Nominees and Stock Ownership Information—Delinquent Section 16(a) Reports sections of the proxy statement.

Item 11.Executive Compensation.

Refer to Compensation Discussion and Analysis, Compensation of Directors, and Pay Ratio sections of the proxy statement.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The number of shares to be issued upon exercise or vesting and the number of shares remaining available for future issuance under PMI’s equity compensation plans at December 31, 2020, were as follows:

	Number of Securities to be Issued upon Exercise of Outstanding Options and Vesting of RSUs and PSUs (a)		Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	6,921,160	[1]	$—	18,227,298

1 Represents 4,098,240 shares of common stock that may be issued upon vesting of the restricted share units and 2,822,920 shares that may be issued upon vesting of the performance share units if maximum performance targets are achieved for each performance cycle. PMI has not granted options since the spin-off from Altria on March 28, 2008.

Also refer to Stock Ownership Information—Ownership of Equity Securities section of the proxy statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Refer to Related Person Transactions and Code of Conduct and Election of Directors—Independence of Nominees sections of the proxy statement.

Item 14.Principal Accounting Fees and Services.

Refer to Audit Committee Matters section of the proxy statement.

PART IV

Item 15.Exhibits and Financial Statement Schedules.

(a) Index to Consolidated Financial Statements and Schedules

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

10.3	__
Credit Agreement, dated as of February 12, 2013, among Philip Morris International Inc., the lenders named therein and Citibank Europe PLC, UK Branch (formerly, The Royal Bank of Scotland plc), as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 15, 2013).

10.4	__
Extension Agreement, effective February 7, 2017, to the Credit Agreement, dated as of February 12, 2013, among Philip Morris International Inc., the lenders party thereto, Citibank Europe PLC, UK Branch (formerly, Citibank International Limited), as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 30, 2017).

10.5	__
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

10.8	—
Credit Agreement, dated as of October 1, 2015, among Philip Morris International Inc., the lenders named therein, Citibank Europe PLC, UK Branch (formerly, Citibank International Limited), as Facility Agent, and Citibank, N.A., as Swingline Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 5, 2015).

10.9	—
Amendment No. 2, effective as of February 9, 2016, to the Credit Agreement dated as of February 12, 2013, with the lenders named therein and Citibank Europe PLC, UK Branch (formerly, Citibank International Limited), as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 28, 2016).

10.10	—
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

10.11	—
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

10.12	—
Extension Agreement, effective as of February 6, 2018, to the Credit Agreement, dated as of February 12, 2013, among Philip Morris International Inc., the lenders named therein, Citibank Europe PLC, UK Branch (formerly, Citibank International Limited), as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 29, 2018).

10.13	—
Extension Agreement, effective as of February 5, 2019, to the Credit Agreement dated as of February 12, 2013, among Philip Morris International Inc., the lenders named therein, Citibank Europe PLC, UK Branch (formerly, Citibank International Limited), as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 29, 2019).

10.14	—
Amendment and Extension Agreement, effective February 4, 2020, among Philip Morris International Inc., each lender named therein and Citibank Europe PLC, UK Branch (formerly, Citibank International Limited), as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 3, 2020).

10.15	—
Credit Agreement, dated as of February 10, 2020, among Philip Morris International Inc., the lenders named therein, Citibank Europe PLC, UK Branch, as Facility Agent, and Citibank, N.A., as Swingline Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 11, 2020).

10.16	—	Philip Morris International Inc. Amended and Restated Automobile Policy, dated as of October 1, 2019.*
10.17	—	Philip Morris International Benefit Equalization Plan, amended and restated (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).*

10.18	—	Philip Morris International Inc. 2017 Performance Incentive Plan, effective May 3, 2017 (incorporated by reference to Exhibit B to the Definitive Proxy Statement filed on March 23, 2017).*
10.19	—	Pension Fund of Philip Morris in Switzerland (IC) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).*
10.20	—	Summary of Supplemental Pension Plan of Philip Morris in Switzerland (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).*
10.21	—
Form of Restated Employee Grantor Trust Enrollment Agreement (Executive Trust Arrangement) (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form 10 filed February 7, 2008).*

10.22	—	Form of Restated Employee Grantor Trust Enrollment Agreement (Secular Trust Arrangement) (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form 10 filed February 7, 2008).*
10.23	—
Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors (as amended and restated as of January 1, 2018) (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 2017).*

10.24	—	Philip Morris International Inc. 2008 Deferred Fee Plan for Non-Employee Directors.*
10.25	—
Supplemental Letter to the Employment Agreement (as amended) with André Calantzopoulos. The Employment Agreement was previously filed as Exhibit 10.22 to the Registration Statement on Form 10 filed February 7, 2008 and is incorporated by reference to this Exhibit 10.25.*

10.26	—
Supplemental Letter to Employment Agreement with Marc S. Firestone (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017). The Employment Agreement was previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and is incorporated by reference to this Exhibit 10.26.*

10.27	—	Employment Agreement with Martin G. King, effective June 1, 2020 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).*
10.28	—	Early Retirement Agreement and Release with Marc S. Firestone, effective November 3, 2020.*
10.29	—
Supplemental Letter to the Employment Agreement (as amended) with Jacek Olczak (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019. The Employment Agreement was previously filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and is incorporated by reference to this Exhibit 10.29.*

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

10.31	—	Early Retirement and Release Agreement with Miroslaw Zielinski, effective April 30, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 1, 2020).*
10.32	—	Employment Agreement with Emmanuel Babeau, effective as of May 1, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 2, 2020).*
10.33	—	Restricted Stock Unit Agreement (Vesting in Installments), between Philip Morris International Inc. and Emmanuel Babeau, effective as of May 1, 2020.*
10.34	—	Restricted Stock Unit Agreement, between Philip Morris International Inc. and Emmanuel Babeau, effective as of May 1, 2020.*
10.35	—	Performance Stock Unit Agreement, between Philip Morris International Inc. and Emmanuel Babeau, effective as of May 1, 2020.*
10.36	—	Agreement with Louis C. Camilleri (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form 10 filed February 7, 2008).*

10.37	—	Amended and Restated Supplemental Management Employees’ Retirement Plan (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2008).*
10.38	—	Supplemental Equalization Plan, amended and restated as of June 29, 2015 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).*
10.39	—
Form of Supplemental Equalization Plan Employee Grantor Trust Enrollment Agreement (Secular Trust) (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K for the year ended December 31, 2008).*

10.40	—
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

10.42	—	Philip Morris International Inc. Tax Return Preparation Services Policy (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K for the year ended December 31, 2014).*
10.43	—	Form of Restricted Stock Unit Agreement (2018 Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 13, 2018).*
10.44	—	Form of Performance Share Unit Agreement (2018 Grants) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 13, 2018).*
10.45	—	Form of Restricted Stock Unit Agreement (2019 Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 12, 2019).*
10.46	—	Form of Performance Share Unit Agreement (2019 Grants) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 12, 2019).*
10.47	—	Form of Restricted Stock Unit Agreement (2020 Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 11, 2020).*
10.48	—	Form of Performance Share Unit Agreement (2020 Grants) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 11, 2020).*

21	—	Subsidiaries of Philip Morris International Inc.
23	—	Consent of independent registered public accounting firm.
24	—	Powers of attorney.
31.1	—
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

Date: February 9, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ ANDRÉ CALANTZOPOULOS	Chief Executive Officer	February 9, 2021
(André Calantzopoulos)
/s/ EMMANUEL BABEAU	Chief Financial Officer	February 9, 2021
(Emmanuel Babeau)
/s/ ANDREAS KURALI	Vice President and Controller	February 9, 2021
(Andreas Kurali)
*MICHEL COMBES, WERNER GEISSLER, LISA A. HOOK, JENNIFER LI, JUN MAKIHARA, KALPANA MORPARIA, LUCIO A. NOTO, FREDERIK PAULSEN, ROBERT B. POLET	Directors

*By:	/s/ ANDRÉ CALANTZOPOULOS	February 9, 2021
(André Calantzopoulos Attorney-in-fact)