Form 10-Q
period 2021-03-31
Philip Morris International Inc.
filed 2021-04-27
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer    ☑                        Accelerated filer            ☐
Non-accelerated filer    ☐                         Smaller reporting company    ☐
                                    Emerging growth company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At April 22, 2021, there were 1,558,536,997 shares outstanding of the registrant’s common stock, no par value per share.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Revenues including excise taxes	$19,355	$18,253
Excise taxes on products	11,770	11,100
Net revenues	7,585	7,153
Cost of sales	2,274	2,402
Gross profit	5,311	4,751
Marketing, administration and research costs (Note 16)	1,849	1,944
Amortization of intangibles	18	18
Operating income	3,444	2,789
Interest expense, net	167	129
Pension and other employee benefit costs (Note 3)	28	23
Earnings before income taxes	3,249	2,637
Provision for income taxes	697	596
Equity investments and securities (income)/loss, net	(43)	54
Net earnings	$2,595	$1,987
Net earnings attributable to noncontrolling interests	177	161
Net earnings attributable to PMI	$2,418	$1,826
Per share data (Note 6):
Basic earnings per share	$1.55	$1.17
Diluted earnings per share	$1.55	$1.17

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Net earnings	$2,595	$1,987
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $(85) in 2021 and $(96) in 2020	223	(1,582)
Change in net loss and prior service cost:
Amortization of net losses, prior service costs and net transition costs, net of income taxes of $(18) in 2021 and $(17) in 2020	81	74
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $(14) in 2021 and $(5) in 2020	76	26
(Gains) losses transferred to earnings, net of income taxes of $0 in 2021 and $1 in 2020	21	(9)
Total other comprehensive earnings (losses)	401	(1,491)
Total comprehensive earnings	2,996	496
Less comprehensive earnings attributable to:
Noncontrolling interests	143	81
Comprehensive earnings attributable to PMI	$2,853	$415

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$3,902	$7,280
Trade receivables (less allowances of $21 in 2021 and $23 in 2020)	3,303	2,905
Other receivables (less allowances of $37 in 2021 and $38 in 2020)	784	856
Inventories:
Leaf tobacco	1,987	2,063
Other raw materials	1,719	1,712
Finished product	5,313	5,816
	9,019	9,591
Other current assets	902	860
Total current assets	17,910	21,492
Property, plant and equipment, at cost	14,249	14,909
Less: accumulated depreciation	8,297	8,544
	5,952	6,365
Goodwill (Note 4)	5,768	5,964
Other intangible assets, net (Note 4)	1,952	2,019
Equity Investments (Note 12)	4,637	4,798
Deferred income taxes	1,070	1,410
Other assets (less allowances of $21 in 2021 and $22 in 2020)	2,515	2,767
TOTAL ASSETS	$39,804	$44,815

See notes to condensed consolidated financial statements.
Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share data)
(Unaudited)

	March 31, 2021	December 31, 2020
LIABILITIES
Short-term borrowings (Note 10)	$192	$244
Current portion of long-term debt (Note 10)	1,930	3,124
Accounts payable	2,537	2,780
Accrued liabilities:
Marketing and selling	634	782
Taxes, except income taxes	4,253	6,403
Employment costs	939	1,189
Dividends payable	1,885	1,880
Other	1,826	2,122
Income taxes	1,019	1,091
Total current liabilities	15,215	19,615
Long-term debt (Note 10)	27,276	28,168
Deferred income taxes	511	684
Employment costs	4,164	4,470
Income taxes and other liabilities	2,212	2,509
Total liabilities	49,378	55,446
Contingencies (Note 8)
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2021 and 2020)	—	—
Additional paid-in capital	2,080	2,105
Earnings reinvested in the business	32,178	31,638
Accumulated other comprehensive losses	(10,746)	(11,181)
	23,512	22,562
Less: cost of repurchased stock (550,803,047 and 551,942,600 shares in 2021 and 2020, respectively)	35,060	35,129
Total PMI stockholders’ deficit	(11,548)	(12,567)
Noncontrolling interests	1,974	1,936
Total stockholders’ deficit	(9,574)	(10,631)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$39,804	$44,815

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$2,595	$1,987

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	245	241
Deferred income tax (benefit) provision	33	(24)
Asset impairment and exit costs, net of cash paid (Note 16)	(36)	(48)
Cash effects of changes in:
Receivables, net	(427)	116
Inventories	305	(575)
Accounts payable	(67)	(65)
Accrued liabilities and other current assets	(2,108)	(662)
Income taxes	(91)	(54)
Pension plan contributions	(30)	(23)
Other	16	218
Net cash provided by operating activities	435	1,111

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(179)	(170)
Equity investments	—	(2)
Net investment hedges	199	684
Other	35	2
Net cash provided by investing activities	55	514

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Short-term borrowing activity by original maturity:
Net issuances (repayments) - maturities of 90 days or less	$(49)	$1,097
Issuances - maturities longer than 90 days	—	25
Long-term debt repaid	(1,632)	(3,641)
Dividends paid	(1,879)	(1,828)
Payments to noncontrolling interests and Other	(89)	(202)
Net cash used in financing activities	(3,649)	(4,549)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(220)	(191)

Cash, cash equivalents and restricted cash (1):
Increase (Decrease)	(3,379)	(3,115)
Balance at beginning of period	7,285	6,865
Balance at end of period	$3,906	$3,750

(1) The amounts for cash and cash equivalents shown above include restricted cash of $4 million and $4 million as of March 31, 2021 and 2020, respectively, and $5 million and $4 million as of December 31, 2020 and 2019, respectively, which were included in other current assets in the condensed consolidated balance sheets.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Three Months Ended March 31, 2021 and 2020
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, January 1, 2020	$—	$2,019	$30,987	$(9,363)	$(35,220)	$1,978	$(9,599)
Net earnings			1,826			161	1,987
Other comprehensive earnings (losses), net of income taxes				(1,411)		(80)	(1,491)
Issuance of stock awards		(25)			74		49
Dividends declared ($1.17 per share)			(1,829)				(1,829)
Payments to noncontrolling interests						(182)	(182)
Other		(2)				4	2
Balances, March 31, 2020	$—	$1,992	$30,984	$(10,774)	$(35,146)	$1,881	$(11,063)
Balances, January 1, 2021	$—	$2,105	$31,638	$(11,181)	$(35,129)	$1,936	$(10,631)
Net earnings			2,418			177	2,595
Other comprehensive earnings (losses), net of income taxes				435		(34)	401
Issuance of stock awards		(25)			69		44
Dividends declared ($1.20 per share)			(1,878)				(1,878)
Payments to noncontrolling interests						(105)	(105)
Balances, March 31, 2021	$—	$2,080	$32,178	$(10,746)	$(35,060)	$1,974	$(9,574)

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

"Platform 1" is the term PMI uses to refer to PMI’s reduced-risk product that uses a precisely controlled heating device into which a specially designed and proprietary tobacco unit is inserted and heated to generate an aerosol.

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

These statements should be read in conjunction with the audited consolidated financial statements and related notes, which appear in PMI’s Annual Report on Form 10-K for the year ended December 31, 2020.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 2. Stock Plans:

In May 2017, PMI’s shareholders approved the Philip Morris International Inc. 2017 Performance Incentive Plan (the “2017 Plan”). Under the 2017 Plan, PMI may grant to eligible employees restricted shares and restricted share units, performance-based cash incentive awards and performance-based equity awards. Up to 25 million shares of PMI’s common stock may be issued under the 2017 Plan. At March 31, 2021, shares available for grant under the 2017 Plan were 14,833,071.

In May 2017, PMI’s shareholders also approved the Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors (the “2017 Non-Employee Directors Plan”). A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the 2017 Non-Employee Directors Plan. At March 31, 2021, shares available for grant under the plan were 932,803.

Restricted share unit (RSU) awards

During the three months ended March 31, 2021 and 2020, shares granted to eligible employees, the weighted-average grant date fair value per share and the recorded compensation expense related to RSU awards were as follows:

	Number of Shares Granted	Weighted-Average Grant Date Fair Value Per RSU Award Granted	Compensation Expense Related to RSU Awards (in millions)
2021	1,972,770	$ 81.86	$40
2020	1,599,380	$ 86.62	$39

As of March 31, 2021, PMI had $245 million of total unrecognized compensation cost related to non-vested RSU awards. The cost is recognized over the original restriction period of the awards, which is typically three years after the date of the award, or upon death, disability or reaching the age of 58.

During the three months ended March 31, 2021, 1,038,162 RSU awards vested. The grant date fair value of all the vested awards was approximately $103 million. The total fair value of RSU awards that vested during the three months ended March 31, 2021 was approximately $89 million.

Performance share unit (PSU) awards

During the three months ended March 31, 2021 and 2020, PMI granted PSU awards to certain executives. The PSU awards require the achievement of certain performance factors, which are predetermined at the time of grant, typically over a three-year performance cycle. The performance metrics for such PSU's granted during the three months ended March 31, 2021 and 2020 consisted of PMI's Total Shareholder Return ("TSR") relative to a predetermined peer group and on an absolute basis (40% weight), PMI’s currency-neutral compound annual adjusted diluted earnings per share growth rate (30% weight), and PMI’s performance against specific measures of PMI’s transformation, defined as net revenues from PMI's RRPs and any other non-combustible products as a percentage of PMI's total net revenues in the last year of the performance cycle (30% weight).

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
During the three months ended March 31, 2021 and 2020, shares granted to eligible employees, the grant date fair value per share and the recorded compensation expense related to PSU awards were as follows:

	Number of Shares Granted	Grant Date Fair Value Subject to Other Performance Factors	Grant Date Fair Value Subject to TSR Performance Factor	Compensation Expense Related to PSU Awards (in millions)
		(Per Share)	(Per Share)
2021	574,410	$ 81.86	$ 106.93	$12
2020	643,640	$ 86.69	$ 79.76	$23

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

	2021	2020
Risk-free interest rate (a)	0.2%	1.4%
Expected volatility (b)	31.7%	23.5%
(a) Based on the U.S. Treasury yield curve.
(b) Determined using the observed historical volatility.

As of March 31, 2021, PMI had $62 million of total unrecognized compensation cost related to non-vested PSU awards. The cost is recognized over the performance cycle of the awards, or upon death, disability or reaching the age of 58.

During the three months ended March 31, 2021, 189,839 PSU awards vested. The grant date fair value of all the vested awards was approximately $21 million. The total fair value of PSU awards that vested during the three months ended March 31, 2021 was approximately $16 million.

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

Pension and other employee benefit costs per the condensed consolidated statements of earnings consisted of the following:

	For the Three Months Ended March 31,
(in millions)	2021	2020
Net pension costs (income)	$(1)	$(4)
Net postemployment costs	28	25
Net postretirement costs	1	2
Total pension and other employee benefit costs	$28	$23

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	Pension (1)
	For the Three Months Ended March 31,
(in millions)	2021	2020
Service cost	$75	$65
Interest cost	13	17
Expected return on plan assets	(95)	(86)
Amortization:
Net loss	80	65
Prior service cost	1	—
Net periodic pension cost	$74	$61
(1) Primarily non-U.S. based defined benefit retirement plans.

Employer Contributions
PMI makes, and plans to make, contributions, to the extent that they are tax deductible and to meet specific funding requirements of its funded pension plans. Employer contributions of $30 million were made to the pension plans during the three months ended March 31, 2021. Currently, PMI anticipates making additional contributions during the remainder of 2021 of approximately $237 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest and currency rates.

Note 4. Goodwill and Other Intangible Assets, net:

The movements in goodwill were as follows:

(in millions)	European Union	Eastern Europe	Middle East & Africa	South & Southeast Asia	East Asia & Australia	Latin America & Canada	Total
Balances, December 31, 2020	$1,434	$317	$86	$2,915	$559	$653	$5,964
Changes due to:
Currency	(60)	(12)	(2)	(78)	(16)	(28)	(196)
Balances, March 31, 2021	$1,374	$305	$84	$2,837	$543	$625	$5,768

At March 31, 2021, goodwill primarily reflects PMI’s acquisitions in Colombia, Greece, Indonesia, Mexico, Pakistan and Serbia, as well as the business combination in the Philippines.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Details of other intangible assets were as follows:

		March 31, 2021			December 31, 2020
(in millions)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizable intangible assets		$1,246		$1,246	$1,289		$1,289
Amortizable intangible assets:
Trademarks	13 years	1,224	$605	619	1,233	$594	639
Distribution networks	7 years	112	77	35	115	78	37
Other*	8 years	103	51	52	104	50	54
Total other intangible assets		$2,685	$733	$1,952	$2,741	$722	$2,019
* Primarily includes intellectual property rights

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia and Mexico. The decrease since December 31, 2020 was due to currency movements of ($43 million).

The decrease in the gross carrying amount of amortizable intangible assets from December 31, 2020, was mainly due to currency movements of ($13 million).

The change in the accumulated amortization from December 31, 2020, was mainly due to the 2021 amortization of $18 million, partially offset by currency movements of ($7 million).

Amortization expense for each of the next five years is estimated to be $74 million or less, assuming no additional transactions occur that require the amortization of intangible assets.

Note 5. Financial Instruments:

Overview

PMI operates in markets outside of the United States of America, with manufacturing and sales facilities in various locations around the world. PMI utilizes certain financial instruments to manage foreign currency and interest rate exposures. Derivative financial instruments are used by PMI principally to reduce exposures to market risks resulting from fluctuations in foreign currency exchange and interest rates by creating offsetting exposures. PMI is not a party to leveraged derivatives and, by policy, does not use derivative financial instruments for speculative purposes. Substantially all of PMI's derivative financial instruments are subject to master netting arrangements, whereby the right to offset occurs in the event of default by a participating party. While these contracts contain the enforceable right to offset through close-out netting rights, PMI elects to present them on a gross basis in the consolidated balance sheets. Collateral associated with these arrangements is in the form of cash and is unrestricted. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. PMI formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of the forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that the forecasted transaction would not occur, the gain or loss would be recognized in earnings.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
PMI uses deliverable and non-deliverable forward foreign exchange contracts, foreign currency swaps and foreign currency options, collectively referred to as foreign exchange contracts ("foreign exchange contracts"), and interest rate contracts to mitigate its exposure to changes in exchange and interest rates from third-party and intercompany actual and forecasted transactions. Both foreign exchange contracts and interest rate contracts are collectively referred to as derivative contracts ("derivative contracts"). The primary currencies to which PMI is exposed include the Euro, Indonesian rupiah, Japanese yen, Mexican peso, Philippine peso, Russian ruble and Swiss franc. At March 31, 2021, PMI had contracts with aggregate notional amounts of $23.8 billion of which $4.2 billion related to cash flow hedges, $8.2 billion related to hedges of net investments in foreign operations and $11.4 billion related to other derivatives that primarily offset currency exposures on intercompany financing.

The fair value of PMI’s derivative contracts included in the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, were as follows:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
		At	At		At	At
(in millions)	Balance Sheet Classification	March 31, 2021	December 31, 2020	Balance Sheet Classification	March 31, 2021	December 31, 2020
Derivative contracts designated as hedging instruments	Other current assets	$213	$130	Other accrued liabilities	$86	$241
	Other assets	9	6	Income taxes and other liabilities	372	605
Derivative contracts not designated as hedging instruments	Other current assets	184	46	Other accrued liabilities	35	207
	Other assets	—	—	Income taxes and other liabilities	28	57
Total gross amount derivatives contracts presented in the condensed consolidated balance sheets		$406	$182		$521	$1,110
Gross amounts not offset in the condensed consolidated balance sheets
Finance instruments		(155)	(156)		(155)	(156)
Cash collateral received/pledged		(177)	(23)		(362)	(892)
Net amount		$74	$3		$4	$62

PMI assesses the fair value of its foreign exchange contracts and interest rate contracts using standard valuation models that use, as their basis, readily observable market inputs. The fair value of PMI’s foreign exchange forward contracts, foreign currency swaps and interest rate contracts is determined by using the prevailing foreign exchange spot rates and interest rate differentials, and the respective maturity dates of the instruments. The fair value of PMI’s currency options is determined by using a Black-Scholes methodology based on foreign exchange spot rates and interest rate differentials, currency volatilities and maturity dates. PMI’s derivative contracts have been classified within Level 2 at March 31, 2021 and December 31, 2020.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the three months ended March 31, 2021 and 2020, PMI's derivative contracts impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Three Months Ended March 31,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) on Derivatives	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Earnings
	2021	2020		2021	2020	2021	2020
Derivative contracts designated as hedging instruments:
Cash flow hedges	$90	$31
			Net revenues	$—	$3
			Cost of sales	—	4
			Marketing, administration and research costs	(18)	5
			Interest expense, net	(3)	(2)
Net investment hedges (a)	318	407	Interest expense, net (b)			$42	$56
Derivative contracts not designated as hedging instruments:			Interest expense, net			11	34
			Marketing, administration and research costs (c)			287	29
Total	$408	$438		$(21)	$10	$340	$119

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

PMI has entered into derivative contracts to hedge the foreign currency exchange and interest rate risks related to certain forecasted transactions. Gains and losses associated with qualifying cash flow hedge contracts are deferred as components of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. As of March 31, 2021, PMI has hedged forecasted transactions for periods not exceeding the next fifteen months with the exception of one derivative contract that expires in May 2024. The impact of these hedges is primarily included in operating cash flows on PMI’s condensed consolidated statements of cash flows.

Hedges of Net Investments in Foreign Operations

PMI designates derivative contracts and certain foreign currency denominated debt instruments as net investment hedges, primarily of its Euro net assets. For the three months ended March 31, 2021 and 2020, the amount of pre-tax gain/(loss) related to these debt instruments, that was reported as a component of accumulated other comprehensive losses within currency translation adjustments, was $181 million and $(5) million, respectively. The premiums paid for, and settlements of, net investment hedges are included in investing cash flows on PMI’s condensed consolidated statements of cash flows.

Other Derivatives

PMI has entered into derivative contracts to hedge the foreign currency exchange and interest rate risks related to intercompany

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
loans between certain subsidiaries, and third-party loans. While effective as economic hedges, no hedge accounting is applied for these contracts; therefore, the gains (losses) relating to these contracts are reported in PMI’s condensed consolidated statements of earnings.

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses

Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

(in millions)	For the Three Months Ended March 31,
	2021	2020
Gain/(loss) as of January 1,	$(85)	$3
Derivative (gains)/losses transferred to earnings	21	(9)
Change in fair value	76	26
Gain/(loss) as of March 31,	$12	$20
At March 31, 2021, PMI expects $40 million of derivative gains that are included in accumulated other comprehensive losses to be reclassified to the condensed consolidated statement of earnings within the next 12 months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.
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

Note 6. Earnings Per Share:
Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Three Months Ended March 31,
	2021	2020
Net earnings attributable to PMI	$2,418	$1,826
Less distributed and undistributed earnings attributable to share-based payment awards	7	5
Net earnings for basic and diluted EPS	$2,411	$1,821
Weighted-average shares for basic EPS	1,558	1,557
Plus contingently issuable performance stock units (PSUs)	2	1
Weighted-average shares for diluted EPS	1,560	1,558

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and therefore are included in PMI’s earnings per share calculation pursuant to the two-class method.

For the 2021 and 2020 computations, there were no antidilutive stock awards.

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

Segment data were as follows:

(in millions)	For the Three Months Ended March 31,
	2021	2020
Net revenues:
European Union	$2,909	$2,535
Eastern Europe	796	788
Middle East & Africa	801	876
South & Southeast Asia	1,173	1,251
East Asia & Australia	1,472	1,255
Latin America & Canada	434	448
Net revenues	$7,585	$7,153
Operating income:
European Union	$1,490	$1,158
Eastern Europe	261	99
Middle East & Africa	335	321
South & Southeast Asia	529	599
East Asia & Australia	695	486
Latin America & Canada	134	126
Operating income	$3,444	$2,789

Items affecting the comparability of results from operations were as follows:

•Asset impairment and exit costs - See Note 16. Asset Impairment and Exit Costs for details of the $48 million pre-tax charge and a breakdown of these costs by segment for the three months ended March 31, 2021.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

PMI's net revenues by product category were as follows:

(in millions)	For the Three Months Ended March 31,
	2021	2020
Net revenues:
Combustible products:
European Union	$1,950	$1,911
Eastern Europe	492	523
Middle East & Africa	780	832
South & Southeast Asia	1,171	1,251
East Asia & Australia	648	642
Latin America & Canada	422	440
Total combustible products	$5,463	$5,598
Reduced-risk products:
European Union	$959	$624
Eastern Europe	304	265
Middle East & Africa	21	44
South & Southeast Asia	2	—
East Asia & Australia	824	613
Latin America & Canada	12	8
Total reduced-risk products	$2,122	$1,555

Total PMI net revenues	$7,585	$7,153
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
CCAA Proceedings and Stay of Tobacco-Related Cases Pending in Canada
As a result of the Court of Appeal of Quebec’s decision in both the Létourneau and Blais cases described below, our subsidiary, Rothmans, Benson & Hedges Inc. (“RBH”), and the other defendants, JTI Macdonald Corp., and Imperial Tobacco Canada Limited, sought protection in the Ontario Superior Court of Justice under the Companies’ Creditors Arrangement Act (“CCAA”) on March 22, March 8, and March 12, 2019 respectively. CCAA is a Canadian federal law that permits a Canadian business to restructure its affairs while carrying on its business in the ordinary course. The initial CCAA order made by the Ontario Superior Court on March 22, 2019 authorizes RBH to pay all expenses incurred in carrying on its business in the ordinary course after the CCAA filing, including obligations to employees, vendors, and suppliers. As further described in Item 8, Note 20. Deconsolidation of RBH of PMI's Annual Report on Form 10-K for the year ended December 31, 2020, RBH's financial results have been deconsolidated from our consolidated financial statements since March 22, 2019. As part of the CCAA proceedings, there is currently a comprehensive stay up to and including September 30, 2021 of all tobacco-related litigation pending in Canada against RBH and the other defendants, including PMI and our indemnitees (PM USA and Altria), namely, the smoking and health class actions filed in various Canadian provinces and health care cost recovery actions. These proceedings are presented below under the caption “Stayed Litigation — Canada.” Ernst & Young Inc. has been appointed as monitor of RBH in the CCAA proceedings. In accordance with the CCAA process, as the parties work towards a plan of arrangement or compromise in a confidential mediation, it is anticipated that the court will set additional hearings and further extend the stay of proceedings. On April 17, 2019, the Ontario Superior Court ruled that RBH and the other defendants will not be allowed to file an application to the Supreme Court of Canada for leave to appeal the Court of Appeal’s decision in the Létourneau and the Blais cases so long as the comprehensive stay of all tobacco-related litigation in Canada remains in effect and that the time period to file the application would be extended by the stay period. While RBH believes that the findings of liability and damages in both Létourneau and the Blais cases were incorrect, the CCAA proceedings will provide a forum for RBH to seek resolution through a plan of arrangement or compromise of all tobacco-related litigation pending in Canada. It is not possible to predict the resolution of the underlying legal proceedings or the length of the CCAA process.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stayed Litigation — Canada

Smoking and Health Litigation — Canada

In the first class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI-Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, RBH and other Canadian manufacturers (Imperial Tobacco Canada Ltd. and JTI-Macdonald Corp.) are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, sought compensatory and punitive damages for each member of the class who allegedly suffers from certain smoking-related diseases. The class was certified in 2005. The trial court issued its judgment on May 27, 2015. The trial court found RBH and two other Canadian manufacturers liable and found that the class members’ compensatory damages totaled approximately CAD 15.5 billion, including pre-judgment interest (approximately $12.4 billion). The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion, including pre-judgment interest (approximately $2.5 billion)). In addition, the trial court awarded CAD 90,000 (approximately $71,990) in punitive damages, allocating CAD 30,000 (approximately $24,000) to RBH. The trial court estimated the disease class at 99,957 members. RBH appealed to the Court of Appeal of Quebec. In October 2015, the Court of Appeal ordered RBH to furnish security totaling CAD 226 million (approximately $180.8 million) to cover both the Létourneau and Blais cases, which RBH has paid in installments through March 2017. The Court of Appeal ordered Imperial Tobacco Canada Ltd. to furnish security totaling CAD 758 million (approximately $606 million) in installments through June 2017. JTI Macdonald Corp. was not required to furnish security in accordance with plaintiffs’ motion. The Court of Appeal ordered that the security is payable upon a final judgment of the Court of Appeal affirming the trial court’s judgment or upon further order of the Court of Appeal. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court’s findings of liability and the compensatory and punitive damages award while reducing the total amount of compensatory damages to approximately CAD 13.5 billion including interest (approximately $10.8 billion) due to the trial court’s error in the calculation of interest. The compensatory damages award is on a joint and several basis with an allocation of 20% to RBH (approximately CAD 2.7 billion, including pre-judgment interest (approximately $2.16 billion)). The Court of Appeal upheld the trial court’s findings that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking and by conspiring to prevent consumers from learning of the dangers of smoking. The Court of Appeal further held that the plaintiffs either need not prove, or had adequately proven, that these faults were a cause of the class members’ injuries. In accordance with the judgment, defendants are required to deposit their respective portions of the damages awarded in both the Létourneau case described below and the Blais case, approximately CAD 1.1 billion (approximately $880 million), into trust accounts within 60 days. RBH’s share of the deposit is approximately CAD 257 million (approximately $194 million). PMI recorded a pre-tax charge of $194 million in its consolidated results, representing $142 million net of tax, as tobacco litigation-related expense, in the first quarter of 2019. The charge reflects PMI’s assessment of the portion of the judgment that represents probable and estimable loss prior to the deconsolidation of RBH and corresponds to the trust account deposit required by the judgment.

In the second class action pending in Canada, Cecilia Létourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI-Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, RBH and other Canadian manufacturers (Imperial Tobacco Canada Ltd. and JTI-Macdonald Corp.) are defendants.  The plaintiff, an individual smoker, sought compensatory and punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005. The trial court issued its judgment on May 27, 2015. The trial court found RBH and two other Canadian manufacturers liable and awarded a total of CAD 131 million (approximately $104.8 million) in punitive damages, allocating CAD 46 million (approximately $37 million) to RBH. The trial court estimated the size of the addiction class at 918,000 members but declined to award compensatory damages to the addiction class because the evidence did not establish the claims with sufficient accuracy. The trial court found that a claims process to allocate the awarded punitive damages to individual class members would be too expensive and difficult to administer. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court’s findings of liability and the total amount of punitive damages awarded allocating CAD 57 million including interest (approximately $45.6 million) to RBH. See the Blais description above and Item 8, Note 20. Deconsolidation of RBH in PMI's Annual Report on Form 10-K for the year ended December 31, 2020 for further detail concerning the security order pertaining to both Létourneau and Blais cases and the impact of the decision on PMI’s financial statements.

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
__________
The table below lists the number of tobacco-related cases pertaining to combustible products pending against us and/or our subsidiaries or indemnitees as of April 23, 2021, April 24, 2020 and April 23, 2019:¹

Type of Case	Number of Cases Pending as of April 23, 2021	Number of Cases Pending as of April 24, 2020	Number of Cases Pending as of April 23, 2019
Individual Smoking and Health Cases	41	48	53
Smoking and Health Class Actions	9	10	10
Health Care Cost Recovery Actions	17	17	16
Label-Related Class Actions	—	—	1
Individual Label-Related Cases	5	4	7
Public Civil Actions	2	2	2

Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 512 Smoking and Health, Label-Related, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Thirteen cases have had decisions in favor of plaintiffs. Ten of these cases have subsequently reached final resolution in our favor and three remain on appeal.

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
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Blais class on liability and found the class members’ compensatory damages totaled approximately CAD 15.5 billion (approximately $12.4 billion), including pre-judgment interest. The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion including pre-judgment interest (approximately $2.5 billion)). The trial court awarded CAD 90,000 (approximately $71,990) in punitive damages, allocating CAD 30,000 (approximately $24,000) to our subsidiary. The trial court ordered defendants to pay CAD 1 billion (approximately $800 million) of the compensatory damage award, CAD 200 million (approximately $160 million) of which is our subsidiary’s portion, into a trust within 60 days.

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
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Létourneau class on liability and awarded a total of CAD 131 million (approximately $104.8 million) in punitive damages, allocating CAD 46 million (approximately $37 million) to RBH. The trial court ordered defendants to pay the full punitive damage award into a trust within 60 days. The court did not order the payment of compensatory damages.

In June 2015, RBH commenced the appellate process with the Court of Appeal of Quebec. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court's decision. (See “Stayed Litigation — Canada” for further detail.)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
August 5, 2016	Argentina/Hugo Lespada	Individual Action
On August 5, 2016, the Civil Court No. 14 - Mar del Plata, issued a verdict in favor of plaintiff, an individual smoker, and awarded him ARS 110,000 (approximately $1,183), plus interest, in compensatory and moral damages. The trial court found that our subsidiary failed to warn plaintiff of the risk of becoming addicted to cigarettes.
On August 23, 2016, our subsidiary filed its notice of appeal. On October 31, 2017, the Civil and Commercial Court of Appeals of Mar del Plata ruled that plaintiff's claim was barred by the statute of limitations and it reversed the trial court's decision. On November 28, 2017, plaintiff filed an extraordinary appeal of the reversal of the trial court's decision to the Supreme Court of the Province of Buenos Aires. On April 19, 2021, the Supreme Court of the Province of Buenos Aires rejected plaintiff's extraordinary appeal.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of April 23, 2021, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•41 cases brought by individual plaintiffs in Argentina (29), Brazil (3), Canada (2), Chile (2), China (1), Italy (1), the Philippines (1), Turkey (1) and Scotland (1), compared with 48 such cases on April 24, 2020, and 53 cases on April 23, 2019; and
•9 cases brought on behalf of classes of individual plaintiffs in Canada, compared with 10 such cases on April 24, 2020 and 10 such cases on April 23, 2019.

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
As of April 23, 2021, there were 17 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Brazil (1), Canada (10), Korea (1) and Nigeria (5), compared with 17 such cases on April 24, 2020 and 16 such cases on April 23, 2019.

The health care cost recovery actions pending in Canada are described above under the caption “Health Care Cost Recovery Litigation — Canada.”
In the health care cost recovery case in Brazil, The Attorney General of Brazil v. Souza Cruz Ltda., et al., Federal Trial Court, Porto Alegre, Rio Grande do Sul, Brazil, filed May 21, 2019, we, our subsidiaries, and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases in certain prior years, payment of anticipated costs of treating future alleged smoking-related diseases, and moral damages. Defendants filed answers to the complaint in May 2020.
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
In the second health care cost recovery case in Nigeria, The Attorney General of Kano State v. British American Tobacco (Nigeria) Limited, et al., High Court of Kano State, Kano, Nigeria, filed May 9, 2007, we and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. We are in the process of challenging the court's jurisdiction. Currently, the case is stayed in the trial court pending the appeals of certain co-defendants relating to service objections.
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
In the fifth health care cost recovery case in Nigeria, The Attorney General of Ogun State v. British American Tobacco (Nigeria) Limited, et al., High Court of Ogun State, Abeokuta, Nigeria, filed February 26, 2008, we and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. In May 2010, the trial court rejected our objections to the court's jurisdiction. We have appealed. Currently, the case is stayed in the trial court pending the appeals of certain co-defendants relating to service objections.

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

As of April 23, 2021, there were 5 label-related cases brought by individual plaintiffs in Italy (1) and Chile (4) pending against our subsidiaries, compared with 4 such cases on April 24, 2020, and 7 such cases on April 23, 2019.

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

As of April 23, 2021, there were 2 public civil actions pending against our subsidiaries in Argentina (1) and Venezuela (1), compared with 2 such cases on April 24, 2020, and 2 such cases on April 23, 2019.

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

Reduced-Risk Products

In Colombia, an individual filed a purported class action, Ana Ferrero Rebolledo v. Philip Morris Colombia S.A., et al., in April 2019 against our subsidiaries with the Civil Court of Bogota related to the marketing of our Platform 1 product. Plaintiff alleged that our subsidiaries advertise the product in contravention of law and in a manner that misleads consumers by portraying the product in a positive light, and further asserts that the Platform 1 vapor contains many toxic compounds, creates a high level of dependence, and has damaging second-hand effects. Plaintiff sought injunctive relief and damages on her behalf and on a behalf of two classes (class 1 - all Platform 1 consumers in Colombia who seek damages for the purchase price of the product and personal injuries related to the alleged addiction, and class 2 - all residents of the neighborhood where the advertising allegedly took place who seek damages for exposure to the alleged illegal advertising). Our subsidiaries answered the complaint in January 2020, and in February 2020, plaintiff filed an amended complaint. The amended complaint modifies the relief sought on behalf of the named plaintiff and on behalf of a single class (all consumers of Platform 1 products in Colombia who seek damages for the product purchase price and personal injuries related to the use of an allegedly harmful product.)

Other Litigation

The Department of Special Investigations of the government of Thailand ("DSI") conducted an investigation into alleged underpayment by our subsidiary, Philip Morris (Thailand) Limited ("PM Thailand"), of customs duties and excise taxes relating to imports from the Philippines covering the period 2003-2007. On January 18, 2016, the Public Prosecutor filed charges against our subsidiary and seven former and current employees in the Bangkok Criminal Court alleging that PM Thailand and the individual defendants jointly and with the intention to defraud the Thai government, under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries of cigarettes from the Philippines during the period of July 2003 to June 2006. The government is seeking a fine of approximately THB 80.8 billion (approximately $2.6 billion). In May 2017, Thailand enacted a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies. Trial in the case began in November 2017 and concluded in September 2019. In November 2019, the trial court found our subsidiary guilty of under-declaration of the prices and imposed a fine of approximately THB 1.2 billion (approximately $38.2 million). The trial court dismissed all charges against the individual defendants. In December 2019, as required by the Thai law, our subsidiary paid the fine. This payment is included in other assets on the condensed consolidated balance sheets and negatively impacted net cash provided by operating activities in the condensed consolidated statements of cash flows in the period of payment. Our subsidiary filed an appeal of the trial court's decision. In addition, the Public Prosecutor filed an appeal of the trial court's decision challenging the dismissal of charges against the individual defendants and the amount of the fine imposed. If our subsidiary ultimately prevails on appeal, then Thailand will be required to return this payment to our subsidiary.

The DSI also conducted an investigation into alleged underpayment by PM Thailand of customs duties and excise taxes relating to imports from Indonesia covering the period 2000-2003. On January 26, 2017, the Public Prosecutor filed charges against PM Thailand and its former Thai employee in the Bangkok Criminal Court alleging that PM Thailand and its former employee jointly and with the intention to defraud the Thai government under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries during the period from January 2002 to July 2003. The government is seeking a fine of approximately THB 19.8 billion (approximately $631 million). In May 2017, Thailand enacted a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law, and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and a Thai court. Trial in the case began in November 2018 and concluded in December 2019. In March 2020, the trial court found our subsidiary guilty of under-declaration of the prices and imposed a fine of approximately THB 130 million (approximately $4.1 million). The trial court dismissed all charges against the individual defendant. In April 2020, as required by Thai law, our subsidiary paid the fine. This payment is included in other assets on the condensed consolidated balance sheets and negatively impacted net cash provided by operating activities in the condensed consolidated statements of cash flows in the period of payment. Our subsidiary will appeal the trial court's decision. In addition, the Public Prosecutor filed an appeal of the trial court's decision challenging the dismissal of charges against the

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
individual defendant and the amount of the fine imposed. If our subsidiary ultimately prevails on appeal, then Thailand will be required to return this payment to our subsidiary.

The South Korean Board of Audit and Inspection (“BAI”) conducted an audit of certain Korean government agencies and the tobacco industry into whether inventory movements ahead of the January 1, 2015 increase of cigarette-related taxes by tobacco companies, including Philip Morris Korea Inc. ("PM Korea"), our South Korean subsidiary, were in compliance with South Korean tax laws.  In November 2016, the tax authorities completed their audit and assessed allegedly underpaid taxes and penalties.  In order to avoid nonpayment financial costs, PM Korea paid approximately KRW 272 billion (approximately $243 million), of which KRW 100 billion (approximately $89.4 million) was paid in 2016 and KRW 172 billion (approximately $153.7 million) was paid in the first quarter of 2017.  These paid amounts are included in other assets in the condensed consolidated balance sheets and negatively impacted net cash provided by operating activities in the condensed consolidated statements of cash flows in the period of payment.  PM Korea appealed the assessments. In January 2020, a trial court ruled that PM Korea did not underpay taxes in the amount of approximately KRW 218 billion (approximately $195 million). The tax authorities appealed this decision to the appellate court. In September 2020, the appellate court upheld the trial court's decision. The tax authorities have appealed to the Supreme Court of South Korea. In June 2020, another trial court ruled that PM Korea did not underpay approximately KRW 54 billion (approximately $48 million) of alleged underpayments. The government agencies appealed this decision. In January 2021, the appellate court upheld the trial court's decision. The government agencies appealed to the Supreme Court of South Korea. If the tax authorities and government agencies ultimately lose, then they would be required to return the paid amounts to PM Korea.

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

In April 2020, affiliates of British American Tobacco plc (“BAT”) commenced patent infringement proceedings, RAI Strategic Holdings, Inc., et al. v. Altria Client Services LLC, et al.,  in the federal court in the Eastern District of Virginia, where PMI's subsidiary, Philip Morris Products S.A., as well as Altria Group, Inc.'s subsidiaries, are defendants. Plaintiffs seek damages and injunctive relief against the commercialization of the Platform 1 products in the United States.  In April 2020, BAT affiliates filed a complaint against PMI, Philip Morris Products S.A., Altria Group, Inc., and its subsidiaries before the International Trade Commission ("ITC"). Plaintiffs seek an order to prevent the importation of Platform 1 products into the United States. The ITC evidentiary hearing closed on February 1, 2021. The administrative law judge has scheduled an initial determination date of May 14, 2021 and the target date for the final determination of the ITC is September 15, 2021. In June 2020, defendants filed their responses in both proceedings. In the Eastern District of Virginia case, the defendants also counterclaimed that BAT infringed their patents relating to certain e-vapor products, seeking damages for, and injunctive relief against, the commercialization of these products by BAT. Upon petition of Philip Morris Products S.A., the Patent Trial and Appeal Board of the United States Patent and Trademark Office has instituted review of certain claims pertaining to four of the six patents asserted by BAT affiliates in both proceedings.

In April 2020, BAT’s affiliate commenced patent infringement proceedings, Nicoventures Trading Limited v. PM GmbH, et al., against PMI’s German subsidiary, Philip Morris GmbH, and Philip Morris Products S.A., in the Regional Court in Munich, Germany. Plaintiffs seek damages and injunctive relief against the commercialization of the Platform 1 products in Germany.

In July 2020, in response to a challenge in the United Kingdom by PMI’s subsidiary to patents related to the BAT patents in the German proceedings, BAT affiliates brought a patent infringement action, Nicoventures Trading Limited, et al. v. Philip Morris Products S.A., et al., against Philip Morris Products S.A. and PMI’s U.K. subsidiary, Philip Morris Limited, in the English High Court, seeking damages and injunctive relief against the commercialization of the Platform 1 products in the United Kingdom. On March 9, 2021, the court revoked the BAT patents and found that, had the BAT patents not been revoked as invalid, they would have been infringed. BAT affiliates have sought to appeal the court’s judgment.

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

In October 2020, BAT’s affiliate commenced patent infringement proceedings, RAI Strategic Holdings, Inc. v. Philip Morris Polska Distribution sp. z o.o., against PMI’s Polish subsidiary, Philip Morris Polska Distribution Sp. z o.o., in the Regional Court in Warsaw, IP Division. Plaintiff seeks preliminary injunctive relief against the commercialization of the Platform 1 products in Poland. In November 2020, the court dismissed plaintiff’s request for preliminary injunction in its entirety. Plaintiff appealed. In April 2021, the court dismissed plaintiff's appeal, confirming the dismissal of plaintiff's request.

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

In November 2020, BAT’s affiliates commenced patent infringement proceedings, RAI Strategic Holdings, Inc., et al. v. Philip Morris Romania SRL, et al., against PMI’s Romanian subsidiaries, Philip Morris Romania S.R.L. and Philip Morris Trading S.R.L., and a third-party distributor in the Court of Law of Bucharest, Civil Registry. Plaintiffs seek damages and preliminary and permanent injunctive relief against the manufacture and commercialization of the Platform 1 products in Romania. In February 2021, the court dismissed plaintiffs’ request for a preliminary injunction. In April 2021, the appellate court denied plaintiffs' appeal, confirming the dismissal of plaintiffs' request for preliminary injunction. Plaintiffs' proceeding requesting damages and a permanent injunction remains pending before the Court of Law of Bucharest, Civil Registry.

In December 2020, BAT’s affiliate commenced proceedings, Nicoventures Trading Limited v. Philip Morris Products S.A., et al., against PMI’s German subsidiaries, Philip Morris GmbH and f6 Cigarettenfabrik GmbH & Co.KG, and Philip Morris Products S.A., in the Hamburg Regional Court, for the alleged infringement of a patent utility model, seeking preliminary injunctive relief against the manufacture and commercialization of the Platform 1 products in Germany. At the March 16, 2021 hearing, BAT’s affiliate withdrew the action.

In February 2021, BAT’s affiliate commenced patent infringement proceedings, RAI Strategic Holdings, Inc., et al. v. Papastratos SA, et al., against PMI’s Greek subsidiary, Papastratos Cigarettes Manufacturing Company S.A., and Philip Morris Products S.A., in the First Instance Court of Athens. Plaintiff seeks preliminary injunctive relief against the commercialization of the Platform 1 products in Greece.

In March 2021, BAT’s affiliates commenced patent infringement proceedings, RAI Strategic Holdings, Inc., et al. v. Philip Morris Korea, Co., Ltd., against PM Korea in the Seoul Central District Court. Plaintiffs seek damages and injunctive relief against the commercialization of the Platform 1 heated tobacco units in South Korea.

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

Third-Party Guarantees

On October 17, 2020, Medicago Inc., an equity method investee of Philip Morris Investments B.V. (“PMIBV”), a PMI subsidiary, entered into a contribution agreement with the Canadian government (the “Contribution Agreement”) whereby the Canadian government agreed to contribute up to CAD 173 million (approximately $131 million on the date of signing) to Medicago Inc., to support its on-going COVID-19 vaccine development and clinical trials, and for the construction of its Quebec City manufacturing facility (the “Project”). PMIBV and the majority shareholder of Medicago Inc. are also parties to the Contribution Agreement as guarantors of Medicago Inc.’s obligations thereunder on a joint and several basis (“Co-Guarantors”). The Co-Guarantors agreed to repay amounts contributed by the Canadian government plus interest, if Medicago Inc. fails to do so, and could be responsible for the costs of other Medicago’s obligations (such as the achievement of specific milestones of the Project). The maximum amount of these obligations is currently non-estimable. As of March 31, 2021, PMI has determined that these guarantees did not have a material impact on its condensed consolidated financial statements.

In connection with the Contribution Agreement, PMIBV and the majority shareholder of Medicago Inc. entered into a guarantors’ agreement that apportions Co-Guarantors’ obligations and limits those of PMIBV to its then share of holdings in Medicago Inc., which as of March 31, 2021 was approximately 32%. The guarantees are in effect through March 31, 2026.

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

On March 11, 2021, the American Rescue Plan Act of 2021 ("the Act") was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. As of March 31, 2021, PMI has determined that the Act had no significant impact on PMI's effective tax rate.

PMI’s effective tax rates for the three months ended March 31, 2021 and 2020 were 21.5% and 22.6%, respectively. The effective tax rate for the three months ended March 31, 2021 was favorably impacted by corporate income tax rate reductions in Indonesia (enacted in the second quarter of 2020) and the Philippines (enacted in the first quarter of 2021), as well as changes in earnings mix by taxing jurisdiction. PMI estimates that its full-year 2021 effective tax rate will be around 22%, excluding discrete tax events. Changes in currency exchange rates, earnings mix by taxing jurisdiction or future regulatory developments may have an impact on the effective tax rates, which PMI monitors each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

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

Note 10. Indebtedness:
Short-term Borrowings:
PMI's short-term borrowings, consisting of bank loans to certain PMI subsidiaries at March 31, 2021 and December 31, 2020, had a carrying value of $192 million and $244 million, respectively. The fair values of PMI’s short-term borrowings, based on current market interest rates, approximate carrying value.

Long-term Debt:
At March 31, 2021 and December 31, 2020, PMI’s long-term debt consisted of the following:

(in millions)	March 31, 2021	December 31, 2020
U.S. dollar notes, 0.875% to 6.375% (average interest rate 3.248%), due through 2044	$20,478	$21,221
Foreign currency obligations:
Euro notes, 0.125% to 3.125% (average interest rate 1.995%), due through 2039	7,962	9,253
Swiss franc notes, 1.625% to 2.000% (average interest rate 1.830%), due through 2024	584	622
Other (average interest rate 3.140%), due through 2025 (a)	182	196
Carrying value of long-term debt	29,206	31,292
Less current portion of long-term debt	1,930	3,124
	$27,276	$28,168
(a) Includes mortgage debt in Switzerland as well as $33 million and $37 million in finance leases at March 31, 2021 and December 31, 2020, respectively.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair value of PMI’s outstanding long-term debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. At March 31, 2021, the fair value of PMI's outstanding long-term debt, excluding the aforementioned finance leases, was as follows:

(in millions)	March 31, 2021
Level 1	$31,583
Level 2	165

For a description of the fair value hierarchy and the three levels of inputs used to measure fair values, see Item 8, Note 2. Summary of Significant Accounting Policies of PMI's Annual Report on Form 10-K for the year ended December 31, 2020.

Credit Facilities:

On January 29, 2021, PMI entered into an agreement to amend and extend the term of its 364-day revolving credit facility from February 2, 2021, to February 1, 2022 in the amount of $1.75 billion.

At March 31, 2021, PMI's total committed credit facilities were as follows:

(in billions)

Type	Committed Credit Facilities
364-day revolving credit, expiring February 1, 2022	$1.75
Multi-year revolving credit, expiring October 1, 2022	3.50
Multi-year revolving credit, expiring February 10, 2025(a)	2.00
Total facilities	$7.25
(a) On January 29, 2021, PMI entered into an agreement, effective February 10, 2021, to amend and extend the term of its $2.0 billion multi-year revolving credit facility, for an additional year covering the period February 11, 2025 to February 10, 2026, in the amount of $1.86 billion.

At March 31, 2021, there were no borrowings under these committed credit facilities, and the entire committed amounts were available for borrowing.

Note 11. Accumulated Other Comprehensive Losses:
PMI’s accumulated other comprehensive losses, net of taxes, consisted of the following:

(Losses) Earnings	At	At	At
(in millions)	March 31, 2021	December 31, 2020	March 31, 2020
Currency translation adjustments	$(6,586)	$(6,843)	$(7,039)
Pension and other benefits	(4,172)	(4,253)	(3,755)
Derivatives accounted for as hedges	12	(85)	20
Total accumulated other comprehensive losses	$(10,746)	$(11,181)	$(10,774)

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Reclassifications from Other Comprehensive Earnings

The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement, are shown on the condensed consolidated statements of comprehensive earnings for the three months ended March 31, 2021 and 2020. For additional information, see Note 3. Benefit Plans for disclosures related to PMI's pension and other benefits and Note 5. Financial Instruments for disclosures related to derivative financial instruments.

Note 12. Related Parties - Equity Investments and Other:

Equity Method Investments:

At March 31, 2021 and December 31, 2020, PMI had total equity method investments of $964 million and $966 million, respectively. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses, dividends, capital contributions, changes in ownership interests and movements in currency translation adjustments. The carrying value of our equity method investments at March 31, 2021 and December 31, 2020 exceeded our share of the investees' book value by $758 million and $773 million, respectively. The difference between the investment carrying value and the amount of underlying equity in net assets, excluding $726 million and $745 million attributable to goodwill as of March 31, 2021 and December 31, 2020, respectively, is being amortized on a straight-line basis over the underlying assets' estimated useful lives of 10 to 20 years. At March 31, 2021, PMI received no year-to-date dividends from equity method investees. At December 31, 2020, PMI received year-to-date dividends from equity method investees of $79 million.

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

The initial investments in Megapolis Distribution BV and EITA were recorded at cost and are included in equity investments on the condensed consolidated balance sheets.

Equity securities:

Following the deconsolidation of RBH on March 22, 2019, PMI recorded the continuing investment in RBH, PMI's wholly owned subsidiary in Canada, at fair value of $3,280 million at the date of deconsolidation, within equity investments. For further details, see Item 8, Note 20. Deconsolidation of RBH, in PMI's Annual Report on Form 10-K for the year ended December 31, 2020. Transactions between PMI and RBH are considered to be related party transactions from the date of deconsolidation and are included in the tables below.

The fair value of PMI’s other equity securities, which have been classified within Level 1, was $237 million at March 31, 2021. Unrealized pre-tax gain (loss) was immaterial for the three months ended March 31, 2021.

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

Financial activity with the above related parties:

PMI’s net revenues and expenses with the above related parties were as follows:

	For the Three Months Ended March 31,
(in millions)	2021	2020

Net revenues:
Megapolis Group	$483	$496
Other	280	281
Net revenues (a)	$763	$777

Expenses:
Other	$17	$19
Expenses	$17	$19
(a) Net revenues exclude excise taxes and VAT billed to customers.

PMI’s balance sheet activity with the above related parties was as follows:

(in millions)	At March 31, 2021	At December 31, 2020

Receivables:
Megapolis Group	$429	$209
Other	213	156
Receivables	$642	$365

Payables:
Other	$14	$13
Payables	$14	$13
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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 13. Sale of Accounts Receivable:
To mitigate risk and enhance cash and liquidity management PMI sells trade receivables to unaffiliated financial institutions. These arrangements allow PMI to sell, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold are generally short-term in nature and are removed from the condensed consolidated balance sheets. PMI sells trade receivables under two types of arrangements, servicing and non-servicing. For servicing arrangements, PMI continues to service the sold trade receivables on an administrative basis and does not act on behalf of the unaffiliated financial institutions. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material as of March 31, 2021 and March 31, 2020. Under the non-servicing arrangements, PMI does not provide any administrative support or servicing after the trade receivables have been sold to the unaffiliated financial institutions.

Cumulative trade receivables sold, including excise taxes, for the three months ended March 31, 2021 and 2020, were $2.5 billion and $2.9 billion, respectively. PMI’s operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of March 31, 2021 and March 31, 2020, were $0.6 billion, and $1.0 billion, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of trade receivables within marketing, administration and research costs in the condensed consolidated statements of earnings. For the three months ended March 31, 2021 and 2020, the loss on sale of trade receivables was immaterial.

Note 14. Product Warranty:

PMI's heat-not-burn devices and e-vapor products are subject to standard product warranties generally for a period of 12 months from the date of purchase or such other periods as required by law. PMI generally provides in cost of sales for the estimated cost of warranty in the period the related revenue is recognized. PMI assesses the adequacy of its accrued product warranties and adjusts the amounts as necessary based on actual experience and changes in future estimates. Factors that affect product warranties may vary across markets but typically include device version mix, product failure rates, logistics and service delivery costs, and warranty policies. PMI accounts for its product warranties within other accrued liabilities. At March 31, 2021 and December 31, 2020, these amounts were as follows:

(in millions)	At March 31, 2021	At December 31, 2020
Balance at beginning of period	$137	$140
Changes due to:
Warranties issued	46	242
Settlements	(49)	(254)
Currency/Other	(1)	9
Balance at end of period	$133	$137

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 15. Leases:

The components of PMI’s lease cost were as follows for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
(in millions)	2021	2020
Operating lease cost	$60	$60
Short-term lease cost	10	13
Variable lease cost	7	8
Total lease cost	$77	$81

Note 16. Asset Impairment and Exit Costs:

For the three months ended March 31, 2021, PMI recorded total pre-tax asset impairment and exit costs of $48 million, which was included in marketing, administration and research costs on the condensed consolidated statements of earnings. For the three months ended March 31, 2020, PMI did not record any charges related to asset impairment and exit costs.

South Korea

In the first quarter of 2021, PM Korea commenced the implementation of a new business operating model, which will require the restructuring of its current distribution agreements. As a result, for the three months ended March 31, 2021, PMI recorded exit costs of $26 million related to contract terminations with certain distributors during the first quarter; exit costs will continue to be recorded as the agreements are executed. The implementation of the new business operating model is expected to be completed in the third quarter of 2021.

Organizational Design Optimization

As part of PMI’s transformation to a smoke-free future, PMI seeks to optimize its organizational design, which includes the elimination, relocation and outsourcing of certain operations center and centralized activities. In January 2020, PMI commenced a multi-phase restructuring project in Switzerland. PMI initiated the employee consultation procedures, as required under Swiss law, for the impacted employees. In 2020, the consultation procedures for two phases were completed. The final phases commenced during the first quarter of 2021 and are expected to impact approximately 220 positions. Until the consultation process for the final phases is concluded, these phases are not considered probable under U.S. GAAP, and the total potential costs cannot be determined. PMI expects the consultation process for these phases to be completed in the second quarter of 2021. Additionally, since the commencement of this multi-phase restructuring project in 2020, PMI launched a voluntary separation program in Switzerland for certain eligible employees and announced the outsourcing of certain activities in Argentina, Indonesia, Poland and the United States.

For the three months ended March 31, 2021, PMI recorded pre-tax charges of $22 million representing additional agreements under the voluntary separation program in Switzerland and outsourcing of activities in other locations. Since inception of this multi-phase restructuring project in 2020 through March 31, 2021, approximately 750 positions in total were impacted, excluding the final phases of the project in Switzerland, resulting in cumulative pre-tax charges of $171 million related to the organizational design optimization program. Of this cumulative pre-tax amount, $163 million related to separation program charges and $8 million related to asset impairment charges.

The amounts related to the potential pension settlement accounting impact of the restructuring, which could be significant, have not been reflected in 2021 as the full-year thresholds for accounting were not expected to be exceeded as of March 31, 2021.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Asset Impairment and Exit Costs by Segment

PMI recorded the following pre-tax asset impairment and exit costs by segment:

(in millions)	For the Three Months Ended March 31,
2021
Separation programs: (1)
European Union	$9
Eastern Europe	2
Middle East & Africa	2
South & Southeast Asia	3
East Asia & Australia	5
Latin America & Canada	1
Total separation programs	22
Contract termination charges:
East Asia & Australia	26
Total contract termination charges	26

Asset impairment and exit costs	$48
(1) Organizational design optimization pre-tax charges in 2021 were allocated across all operating segments.

Movement in Exit Cost Liabilities

The movement in exit cost liabilities for the three months ended March 31, 2021 was as follows:

(in millions)
Liability balance, January 1, 2021	$180
Charges, net	48
Cash spent	(84)
Currency/other	(10)
Liability balance, March 31, 2021	$134

Future cash payments for exit costs incurred to date are anticipated to be substantially paid by the end of 2022, with approximately $104 million expected to be paid in the remainder of 2021.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Our Company

We are leading a transformation in the tobacco industry to create a smoke-free future and ultimately replace cigarettes with smoke-free products to the benefit of adults who would otherwise continue to smoke, society, the company and its shareholders. We are a leading international tobacco company engaged in the manufacture and sale of cigarettes, as well as smoke-free products, associated electronic devices and accessories, and other nicotine-containing products in markets outside the United States. In addition, we ship versions of our Platform 1 device and consumables to Altria Group, Inc. for sale under license in the United States, where these products have received marketing authorizations from the U.S. Food and Drug Administration ("FDA") under the premarket tobacco product application ("PMTA") pathway; the FDA has also authorized the marketing of a version of our Platform 1 device and its consumables as a Modified Risk Tobacco Product ("MRTP"), finding that an exposure modification order for these products is appropriate to promote the public health. We are building a future on a new category of smoke-free products that, while not risk-free, are a much better choice than continuing to smoke. We describe the PMTA and MRTP orders in more detail in the "Business Environment" section of this Item 2. Through multidisciplinary capabilities in product development, state-of-the-art facilities and scientific substantiation, we aim to ensure that our smoke-free products meet adult consumer preferences and rigorous regulatory requirements. Our smoke-free product portfolio includes heat-not-burn and nicotine-containing vapor products.

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

Consolidated Operating Results for the Three Months Ended March 31, 2021

•Net Revenues - Net revenues of $7.6 billion for the three months ended March 31, 2021 increased by $0.4 billion, or 6.0%, from the comparable 2020 amount. The change in our net revenues from the comparable 2020 amount was driven by the following (variances not to scale with quarterly results):
During the quarter, net revenues, excluding favorable currency, increased by 2.9%, mainly reflecting: a favorable pricing variance (notably driven by Germany, Japan, the Philippines and Turkey, partly offset by Indonesia); and higher fees for certain distribution rights billed to customers in certain markets, shown in "Other;" partly offset by unfavorable volume/mix, primarily due to lower cigarette volume (mainly in Indonesia, Japan, North Africa, the Philippines, PMI Duty Free and Spain), partially offset by higher heated tobacco unit volume (notably in the EU, Japan and Russia, partly offset by PMI Duty Free).

Net revenues by product category for the three months ended March 31, 2021 and 2020, are shown below:

•Diluted Earnings Per Share - The changes in our reported diluted EPS (“diluted EPS”) for the three months ended March 31, 2021, from the comparable 2020 amounts, were as follows:

	Diluted EPS	% Growth
For the three months ended March 31, 2020	$1.17
2020 Asset impairment and exit costs	—
2020 Fair value adjustment for equity security investments	0.04
2020 Tax items	—
Subtotal of 2020 items	0.04
2021 Asset impairment and exit costs	(0.02)
2021 Tax items	—
Subtotal of 2021 items	(0.02)
Currency	0.10
Interest	(0.02)
Change in tax rate	0.04
Operations	0.24
For the three months ended March 31, 2021	$1.55	32.5%

Fair Value adjustment for equity security investments – In the first quarter of 2020, we recorded an unfavorable fair value adjustment for our equity security investments of $62 million after tax (or $0.04 per share decrease in diluted EPS). The fair value adjustment for our equity security investments was included in equity investments and securities (income)/loss, net ($78 million loss) and provision for income taxes ($16 million benefit) on the condensed consolidated statements of earnings for the three months ended March 31, 2020.

Asset impairment and exit costs – In the first quarter of 2021, we recorded pre-tax asset impairment and exit costs of $48 million, representing $38 million net of income tax and a diluted EPS charge of $0.02 per share, related to product distribution restructuring in South Korea and the organizational design optimization plan, primarily in Switzerland. The total pre-tax charge was included in marketing, administration and research costs on the condensed consolidated statements of earnings. For further details, see Note 16. Asset Impairment and Exit Costs.

Currency – The favorable impact of $0.10 per share in the first quarter includes $0.07 per share of transactional impact incurred in March 2020, primarily from the revaluation of Euro or Dollar denominated payables in certain markets, such as Russia, where the local currency had seen a significant devaluation. The favorable currency impact also includes the fluctuations of the U.S. dollar to other currencies, especially against the Euro. This favorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Interest – The unfavorable impact of interest was due primarily to lower interest income related to derivative financial instruments.

Income Taxes – The change in the tax rate that increased our diluted EPS by $0.04 per share in the table above was primarily due to corporate income tax rate reductions in Indonesia and the Philippines, as well as changes in earnings mix by taxing jurisdiction. For further details, see Note 9. Income Taxes.

Operations – The increase in diluted EPS of $0.24 from our operations in the table above was due primarily to the following segments:

•East Asia & Australia: Favorable pricing, favorable volume/mix, and lower manufacturing costs;
•European Union: Favorable volume/mix, lower manufacturing costs and favorable pricing, partially offset by higher marketing, administration and research costs;
•Eastern Europe: Favorable volume/mix, lower manufacturing costs, favorable pricing and lower marketing, administration and research costs;
•Middle East & Africa: Favorable pricing, lower marketing, administration and research costs, higher fees for certain distribution rights, and lower manufacturing costs, partially offset by unfavorable volume/mix; and
•Latin America & Canada: Lower marketing, administration and research costs, partially offset by unfavorable volume/mix;
partially offset by
•South & Southeast Asia: Unfavorable volume/mix and unfavorable pricing, partially offset by lower marketing, administration and research costs.

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
•All of PMI's cigarette and heated tobacco unit manufacturing facilities globally are operational;
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

Discussion and Analysis
Consolidated Operating Results
See pages 74-81 for a discussion of our "Cautionary Factors That May Affect Future Results." Our net revenues and operating income by segment are shown in the table below:

(in millions)	For the Three Months Ended March 31,
	2021	2020	Change
Net revenues:
European Union	$2,909	$2,535	14.8%
Eastern Europe	796	788	1.0%
Middle East & Africa	801	876	(8.6)%
South & Southeast Asia	1,173	1,251	(6.2)%
East Asia & Australia	1,472	1,255	17.3%
Latin America & Canada	434	448	(3.1)%
Net revenues	$7,585	$7,153	6.0%
Operating income:
European Union	$1,490	$1,158	28.7%
Eastern Europe	261	99	+100%
Middle East & Africa	335	321	4.4%
South & Southeast Asia	529	599	(11.7)%
East Asia & Australia	695	486	43.0%
Latin America & Canada	134	126	6.3%
Operating income	$3,444	$2,789	23.5%

Items affecting the comparability of results from operations were as follows:

•Asset impairment and exit costs - See Note 16. Asset Impairment and Exit Costs for details of the $48 million pre-tax charge and a breakdown of these costs by segment for the three months ended March 31, 2021.

Our net revenues by product category are shown in the table below:

PMI Net Revenues by Product Category
(in millions)	For the Three Months Ended March 31,
	2021	2020	Change
Combustible Products
European Union	$1,950	$1,911	2.1%
Eastern Europe	492	523	(6.0)%
Middle East & Africa	780	832	(6.3)%
South & Southeast Asia	1,171	1,251	(6.4)%
East Asia & Australia	648	642	1.0%
Latin America & Canada	422	440	(4.1)%
Total Combustible Products	$5,463	$5,598	(2.4)%
Reduced-Risk Products
European Union	$959	$624	53.5%
Eastern Europe	304	265	14.7%
Middle East & Africa	21	44	(51.5)%
South & Southeast Asia	2	—	—%
East Asia & Australia	824	613	34.4%
Latin America & Canada	12	8	49.3%
Total Reduced-Risk Products	$2,122	$1,555	36.5%

Total PMI Net Revenues	$7,585	$7,153	6.0%
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

Our shipment volume by segment for cigarettes and heated tobacco units is shown in the table below:

PMI Shipment Volume (Million Units)
	For the Three Months Ended March 31,
	2021	2020	Change
Cigarettes
European Union	36,769	40,646	(9.5)%
Eastern Europe	19,966	21,419	(6.8)%
Middle East & Africa	27,642	29,996	(7.8)%
South & Southeast Asia	34,888	37,595	(7.2)%
East Asia & Australia	11,362	12,299	(7.6)%
Latin America & Canada	14,885	15,063	(1.2)%
Total Cigarettes	145,512	157,018	(7.3)%
Heated Tobacco Units
European Union	6,426	4,661	37.9%
Eastern Europe	5,635	4,366	29.1%
Middle East & Africa	396	470	(15.7)%
South & Southeast Asia	33	—	—%
East Asia & Australia	9,139	7,122	28.3%
Latin America & Canada	105	108	(2.8)%
Total Heated Tobacco Units	21,734	16,727	29.9%
Cigarettes and Heated Tobacco Units
European Union	43,195	45,307	(4.7)%
Eastern Europe	25,601	25,785	(0.7)%
Middle East & Africa	28,038	30,466	(8.0)%
South & Southeast Asia	34,921	37,595	(7.1)%
East Asia & Australia	20,501	19,421	5.6%
Latin America & Canada	14,990	15,171	(1.2)%
Total Cigarettes and Heated Tobacco Units	167,246	173,745	(3.7)%

Heated tobacco units ("HTU") is the term we use to refer to heated tobacco consumables, which include our HEETS, HEETS Creations, HEETS Dimensions, HEETS Marlboro and HEETS FROM MARLBORO (defined collectively as HEETS), Marlboro Dimensions, Marlboro HeatSticks and Parliament HeatSticks, as well as the KT&G-licensed brands, Fiit and Miix (outside of South Korea).

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

2020 and 2021 estimates for total industry volume and market share in certain geographies reflect limitations on the availability and accuracy of industry data during pandemic-related restrictions.

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

Key market data regarding total market size, our shipments and market share are shown in the tables below:

	For the Three Months Ended March 31,
			PMI Shipments (billion units)						PMI Market Share (%)(1)
Market	Total Market (billion units)		Total		Cigarette		Heated Tobacco Unit		Total		Heated Tobacco Unit
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Total	611.2	615.6	167.2	173.7	145.5	157.0	21.7	16.7	26.8	27.5	3.5	2.8

European Union
France	8.2	8.3	3.8	4.0	3.7	4.0	0.1	—	43.6	44.5	0.6	0.4
Germany	17.4	16.0	7.1	6.7	6.5	6.4	0.6	0.4	40.9	42.2	3.6	2.4
Italy	15.9	15.7	9.6	9.2	7.5	7.8	2.2	1.4	52.8	51.9	11.3	7.4
Poland	10.8	10.8	4.0	4.3	3.4	3.9	0.6	0.5	36.7	40.0	5.4	4.3
Spain	9.6	10.4	2.7	3.7	2.6	3.5	0.1	0.1	31.2	30.9	1.2	0.9

Eastern Europe
Russia	48.6	46.9	15.7	15.0	12.1	12.4	3.6	2.6	31.3	32.3	7.7	6.5

Middle East & Africa
Saudi Arabia	5.5	4.3	2.2	1.1	2.2	1.0	—	—	42.1	40.6	0.8	—
Turkey	25.2	25.9	11.0	10.2	11.0	10.2	—	—	43.4	38.9	—	—

South & Southeast Asia
Indonesia	70.8	67.4	19.9	20.4	19.9	20.4	—	—	28.1	30.3	—	—
Philippines	13.1	15.3	8.2	10.7	8.1	10.7	—	—	62.4	70.1	0.2	—

East Asia & Australia
Australia	2.4	2.5	0.8	0.7	0.8	0.7	—	—	32.7	28.0	—	—
Japan	32.6	35.5	13.8	12.8	5.9	6.8	7.9	6.0	39.2	36.3	23.4	19.1
South Korea	16.8	16.2	3.4	3.5	2.2	2.4	1.1	1.1	20.1	21.8	6.8	6.6

Latin America & Canada
Argentina	9.1	8.0	5.3	5.3	5.3	5.3	—	—	57.6	65.9	—	—
Mexico	6.8	6.7	4.0	4.1	4.0	4.1	—	—	59.6	61.0	0.3	0.2

(1) Market share estimates are calculated using IMS data
Note: % change for Total Market and PMI shipments is computed based on millions of units. "-" indicates volume below 50 million units and market share below 0.1%

Consolidated Operating Results for the Three Months Ended March 31, 2021
The following discussion compares our consolidated operating results for the three months ended March 31, 2021, with the three months ended March 31, 2020.

Our total shipment volume decreased by 3.7%, due to:

•the EU, reflecting lower cigarette shipment volume, notably in the Czech Republic, Poland and Spain, partly offset by higher heated tobacco unit shipment volume across the Region, notably in Italy;
•Eastern Europe, reflecting lower cigarette shipment volume, notably in Ukraine, partly offset by higher heated tobacco unit shipment volume across the Region, primarily in Russia;
•Middle East & Africa, mainly reflecting lower cigarette shipment volume, mainly in North Africa (primarily Egypt) and PMI Duty Free, partly offset by Turkey;

•South & Southeast Asia, primarily reflecting lower cigarette shipment volume, primarily in Indonesia and the Philippines, partly offset by Pakistan; and
•Latin America & Canada, reflecting lower cigarette shipment volume, notably in Colombia, partly offset by Brazil;
partly offset by
•East Asia & Australia, reflecting higher heated tobacco unit shipment volume, primarily in Japan, partly offset by lower cigarette shipment volume, mainly in Japan.

First-Quarter Impact of Inventory Movements

Excluding the net unfavorable impact of estimated distributor inventory movements of approximately 0.9 billion units, our total in-market sales declined by 3.3%, due to a 6.2% decline in cigarettes, partly offset by a 22.7% increase in heated tobacco units.

The net unfavorable impact of approximately 0.9 billion units reflected:
•A net unfavorable impact of 2.0 billion cigarettes, mainly due to inventory movements in the first quarter of 2020 related to higher shipments to distributors at the onset of the pandemic;
partly offset by
•A net favorable impact of 1.1 billion heated tobacco units, mainly driven by inventory movements in the first quarter of 2020 due to the temporary shutdown of the company's Bologna manufacturing facility due to pandemic-related lockdown restrictions.

PMI's total heated tobacco unit in-market sales volume in the quarter was 21.3 billion units, broadly consistent with heated tobacco unit shipment volume. The company believes that the current level of heated tobacco unit inventory is appropriate based on anticipated sales.

Our cigarette shipment volume by brand and heated tobacco units shipment volume are shown in the table below:

PMI Shipment Volume by Brand (Million Units)
	First-Quarter
	2021	2020	Change
Cigarettes
Marlboro	53,682	59,245	(9.4)%
L&M	20,367	22,641	(10.0)%
Chesterfield	12,758	12,903	(1.1)%
Philip Morris	10,184	11,463	(11.2)%
Parliament	8,957	7,573	18.3%
Sampoerna A	8,698	8,548	1.8%
Dji Sam Soe	5,704	6,175	(7.6)%
Bond Street	4,527	5,612	(19.3)%
Lark	3,899	4,025	(3.1)%
Sampoerna Hijau	2,199	1,477	48.9%
Others	14,537	17,356	(16.2)%
Total Cigarettes	145,512	157,018	(7.3)%
Heated Tobacco Units	21,734	16,727	29.9%
Total Cigarettes and Heated Tobacco Units	167,246	173,745	(3.7)%
Note: Sampoerna A includes Sampoerna; Philip Morris includes Philip Morris/Dubliss; and Lark includes Lark Harmony

Our cigarette shipment volume of the following brands decreased:
•Marlboro, mainly due to Japan, North Africa, the Philippines, PMI Duty Free and Spain, partly offset by Turkey;
•L&M, notably due to Egypt and Poland;
•Chesterfield, mainly due to the GCC and Spain, partly offset by Brazil and Russia;
•Philip Morris, primarily due to Italy and Russia;
•Dji Sam Soe in Indonesia, mainly due to Dji Sam Soe Magnum Mild;
•Bond Street, notably due to Russia and Ukraine;
•Lark, primarily due to Japan and PMI Duty Free; and
•"Others," notably due to: mid-price Fortune in the Philippines and Sampoerna U in Indonesia; partly offset by low-price Morven in Pakistan.
Our cigarette shipment volume of the following brands increased:
•Parliament, mainly driven by Russia, Saudi Arabia and Turkey;
•Sampoerna A in Indonesia, primarily driven by premium A Mild; and
•Sampoerna Hijau in Indonesia.

The increase in our heated tobacco unit shipment volume was mainly driven by the EU (notably Italy), Eastern Europe (notably Russia) and Japan.

First-Quarter International Share of Market (excluding China and the United States)

Our total international market share (excluding China and the United States), defined as our cigarette and heated tobacco unit sales volume as a percentage of total industry cigarette and heated tobacco unit sales volume, decreased by 0.7 points to 26.8%, reflecting:
•Total international market share for cigarettes of 23.3%, down by 1.4 points; and
•Total international market share for heated tobacco units of 3.5%, up by 0.7 points.
Our total international cigarette sales volume as a percentage of total industry cigarette sales volume was down by 1.2 points to 24.3%, mainly reflecting: out-switching to heated tobacco units, as well as lower cigarette market share and/or an unfavorable geographic mix impact, notably in Japan, the Philippines, PMI Duty Free and Ukraine, partly offset by Turkey.

Financial Summary
Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2021	2020	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$7,585	$7,153	6.0%	2.9%	$432	$225	$206	$(31)	$32
Cost of Sales	(2,274)	(2,402)	5.3%	9.0%	128	(87)	—	29	186
Marketing, Administration and Research Costs (1)	(1,849)	(1,944)	4.9%	2.4%	95	49	—	—	46
Amortization of Intangibles	(18)	(18)	—%	—%	—	—	—	—	—
Operating Income	$3,444	$2,789	23.5%	16.8%	$655	$187	$206	$(2)	$264
(1) Cost/Other variance includes a charge in 2021 for asset impairment and exit costs of $48 million.

During the quarter, net revenues, excluding favorable currency, increased by 2.9%, mainly reflecting: a favorable pricing variance (notably driven by Germany, Japan, the Philippines and Turkey, partly offset by Indonesia); and higher fees for certain distribution rights billed to customers in certain markets, shown in "Cost/Other"; partly offset by unfavorable volume/mix, primarily due to lower cigarette volume (mainly in Indonesia, Japan, North Africa, the Philippines, PMI Duty Free and Spain), partially offset by higher heated tobacco unit volume (notably in the EU, Japan and Russia, partly offset by PMI Duty Free).

The favorable currency in net revenues was due primarily to the Euro and Japanese yen, partially offset by the Russian ruble and Turkish lira.

Net revenues include $2.1 billion in 2021 and $1.6 billion in 2020 related to the sale of RRPs. IQOS devices accounted for approximately 6% of RRP net revenues in the first quarter of 2021, reflecting longer replacement times for existing users due to improving battery lives and reliability; and lower device prices in certain markets.

Operating income, excluding favorable currency, increased by 16.8%, primarily reflecting: a favorable pricing variance; lower manufacturing costs (driven by productivity gains related to reduced-risk and combustible products); lower marketing, administration and research costs (largely driven by cost efficiencies, partially offset by the impact of 2021 asset impairment and exit costs of $48 million related to product distribution restructuring in South Korea and organizational design optimization); and higher fees for certain distribution rights, as noted above for net revenues.

Interest expense, net, of $167 million increased by $38 million (29.5%) due primarily to lower interest income related to derivative financial instruments.

Our effective tax rate decreased by 1.1 percentage points to 21.5%. The effective tax rate for the three months ended March 31, 2021 was favorably impacted by corporate income tax rate reductions in Indonesia and the Philippines, as well as changes in earnings mix by taxing jurisdiction. For further details, see Note 9. Income Taxes.

We are regularly examined by tax authorities around the world, and we are currently under examination in a number of jurisdictions. It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible change cannot be made at this time.

Net earnings attributable to PMI of $2.4 billion increased by $592 million or 32.4%. This increase was due primarily to higher operating income as discussed above. Diluted and basic EPS of $1.55 increased by 32.5%. Excluding a favorable currency impact of $0.10, diluted EPS increased by 23.9%.

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

Much of the regulation that shapes the business environment in which we operate is driven by the World Health Organization's (the “WHO”) Framework Convention on Tobacco Control (the “FCTC”), which entered into force in 2005. The FCTC has as its main objective to establish a global agenda for tobacco regulation, with the purpose of reducing tobacco use. To date, 182 countries and the European Union are Parties to the FCTC. The treaty requires Parties to have in place various tobacco control measures and recommends others. The FCTC governing body, the Conference of the Parties (“CoP”), has also adopted non-binding guidelines and policy recommendations related to certain articles of the FCTC that go beyond the text of the treaty. In October 2018, the CoP recognized the need for more scientific assessment and improved reporting to define policy on heated tobacco products. Similar to its previous policy recommendations on e-cigarettes, the CoP invited countries to regulate, restrict or prohibit heated tobacco products, as appropriate under their national laws.

In July 2019, the WHO issued the Report on the Global Tobacco Epidemic 2019. While citing insufficient independent studies regarding the benefits and the unknown long-term health impacts of electronic nicotine delivery systems and heated tobacco products, the WHO has taken the position that such products are not risk-free and should be regulated in the same manner as cigarettes and in line with the FCTC provisions. In December 2020, the WHO issued a report recommending substantial restrictions on the commercialization of heated tobacco products and e-cigarettes and the prohibition of e-cigarettes with open tank systems. It is not possible to predict whether or to what extent measures recommended by the WHO or the FCTC guidelines will be implemented.

We believe that when better alternatives to cigarettes exist, the discussion should not be whether these alternatives should be made available to the more than one billion people who smoke today, but how fast, and within what regulatory framework to maximize their adoption while minimizing unintended use. Therefore, we advocate for regulatory frameworks that recognize a significant difference on a risk continuum between combustible tobacco on the one hand and non-combustible tobacco and other nicotine-containing products on the other. Regulation should include measures that will accelerate switching to non-combustible products, for example, by allowing adult consumers who would not otherwise quit to receive truthful and non-misleading information about such products to enable them to make informed decisions and by applying uniform product standards to enable manufacturers to demonstrate the safety of these products, as well as the absence of combustion. Regulation should also include specific rules for ingredients, labeling and consumer communication, and should ensure that the public is informed about the health risks of all combustible and non-combustible tobacco and nicotine-containing products. Importantly, regulation must include measures designed to prevent initiation by youth and non-smokers. We support mandated health warnings, minimum age laws, restrictions on advertising, and public place smoking restrictions. We also support regulatory measures that help reduce illicit trade.

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

World Customs Organization Developments: In 2020, the World Customs Organization (the “WCO”) amended the harmonized system nomenclature to introduce dedicated custom codes for novel tobacco and nicotine products, including heated tobacco products, e-cigarettes and other nicotine-containing products. The amendments will be effective as of January 1, 2022. These amendments require WCO member states to transfer products from customs codes in the current nomenclature to the new one. These amendments are not expected to significantly impact current customs duty rates.

EU Tobacco Products Directive: In April 2014, the EU adopted a significantly revised EU Tobacco Products Directive (the “TPD”), which entered into force in May 2016. All member states have adopted laws transposing the TPD.  The TPD sets forth a comprehensive set of regulatory requirements for tobacco products, including:

•health warnings covering 65% of the front and back panels of cigarette packs, with an option for member states to further standardize tobacco packaging, including the introduction of plain packaging;

•a ban on characterizing flavors in some tobacco products, with a transition period for menthol that expired in May 2020;
•security features and tracking and tracing measures that became effective in May 2019; and
•a framework for the regulation of novel tobacco products and e-cigarettes, including requirements for health warnings and information leaflets, a prohibition on product packaging text related to reduced risk, and the introduction of notification requirements or authorization procedures in advance of commercialization.

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

Plain Packaging and Other Packaging Restrictions: Plain packaging legislation bans the use of branding, logos and colors on packaging other than the brand name and variant that may be printed only in specified locations and in a uniform font. To date, plain packaging laws have been adopted in certain markets in all of our operating segments, including the key markets of Australia, France, Saudi Arabia and Turkey. Some countries, such as Canada, New Zealand, Israel and Denmark, adopted plain packaging regulations that apply to all tobacco products, including RRPs. Other countries are also considering plain packaging legislation.

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

The EU Single-Use Plastics Directive, which will require tobacco manufacturers and importers to cover the costs of public collection systems for tobacco product filters, entered into force on July 2, 2019, after which member states have two years to transpose it into national law. While we cannot predict the impact of this initiative on our business at this time, we are monitoring developments in this area.

Illicit Trade: Illicit tobacco trade creates a cheap and unregulated supply of tobacco products, undermines efforts to reduce smoking prevalence, especially among youth, damages legitimate businesses and intellectual property rights, stimulates organized crime, increases corruption and reduces government tax revenue. We generally estimate that, excluding China and the U.S., illicit trade may account for as much as 12% of global cigarette consumption; this includes counterfeit, contraband and the persistent problem of “illicit whites,” which are cigarettes legally produced in one jurisdiction for the sole purpose of being exported and illegally sold in another jurisdiction where they have no legitimate market. Currently, we estimate that illicit trade in the European Union accounted for approximately 10% of total cigarette consumption in 2020.

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

Reduced-Risk Products (RRPs)

Our Approach to RRPs: We recognize that smoking cigarettes causes serious diseases and that the best way to avoid the harms of smoking is never to start or to quit. Nevertheless, it is predicted that by 2025 the number of smokers will remain largely unchanged from the current estimate of 1.1 billion, despite the considerable efforts to discourage smoking.

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

We recognize that this transformation from cigarettes to RRPs will take time and that the speed of transformation will depend in part upon factors beyond our control, such as the willingness of governments, regulators and other policy groups to embrace RRPs as a desired alternative to continued cigarette smoking. For as long as a significant number of adult smokers continues to smoke, responsible leadership of the category is critical. We aim to maintain our competitive position in the cigarette market through selective investment. As a leading international cigarette manufacturer, we will continue to accelerate this transformation by using our regulatory and commercial expertise and extensive commercial and distribution infrastructure as an effective platform for the commercialization of our RRPs and communication with adult smokers and trade partners about the benefits of switching to our RRPs.

While seeking to remain competitive in the cigarette market, we are judiciously reallocating resources from cigarettes to RRPs and are streamlining our cigarette portfolio.

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

    Platform 3 provides an aerosol of nicotine salt. We have explored two routes for this platform, one with electronics and one without, and conducted nicotine pharmacokinetic studies with both versions. The results of our pharmacokinetic study related to the version without electronics indicate this product's potential as an acceptable alternative to continued cigarette smoking in terms of product satisfaction. In February 2020, we completed a one-month product use and adaptation study in adult smokers for the product variant without electronics. The results of the study indicated that while during the study period, the adult smokers did not fully switch from smoking cigarettes to this Platform 3 product, on average, they used this product on a daily basis and significantly reduced their daily consumption of cigarettes. We are working on product modifications to enable switching by those adult smokers who are looking for better alternatives to cigarettes.

    Platform 4 covers e-vapor products, which are battery-powered devices that produce an aerosol by vaporizing a nicotine-containing liquid solution. In 2020, our e-vapor products comprised devices with the "coil and wick" technology as well as our e-vapor mesh technology designed to ensure the consistency and quality of the generated aerosol compared to the products with the “coil and wick” technology. Recently, we discontinued the commercialization of devices with the “coil and wick” technology. We conducted a nicotine pharmacokinetic study with respect to products with our e-vapor mesh technology in 2017. The results of this study indicate that these products are an effective means of nicotine delivery while being a satisfying alternative for e-cigarette users. In March 2019, a six-month pre-clinical study in mice evaluating the impact of e-cigarette vapor on the risks of pulmonary and cardiovascular disease compared to cigarette smoke was completed; this study did not pertain to a specific product. The study demonstrated that e-cigarette vapors induce significantly lower biological responses associated with cardiovascular and pulmonary diseases compared with cigarette smoke.

We aim to expand our brand portfolio and market positions with additional RRPs. In addition, we are continuing to use our expertise, technology and capabilities to explore new growth opportunities beyond our current business, including products that do not contain nicotine or tobacco.

After we receive the results of our scientific studies, including those mentioned above, in accordance with standard scientific practices, we share the conclusions in scientific forums and submit them for inclusion in peer-reviewed publications.

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

In 2014, we introduced our Platform 1 product in pilot city launches in Nagoya, Japan, and in Milan, Italy. Since then, we have continuously expanded our commercialization activities. As of March 31, 2021, PMI's smoke-free products are available for sale in 66 markets in key cities or nationwide. While our Platform 1 products are currently available for sale in Mexico, that country banned the importation of e-cigarettes and devices that heat tobacco.

We believe that only a very small percentage of adult smokers who convert to our Platform 1 product switch back to cigarettes.

We have integrated the production of our heated tobacco units into a number of our existing manufacturing facilities, are progressing with our plans to build manufacturing capacity for our other RRP platforms, and continue to optimize our manufacturing infrastructure.

An adequate supply chain for our RRP portfolio, including the supply of electronic devices, is important to our business. We work with three electronics manufacturing service providers for the supply of our Platform 1 and Platform 4 devices and a small number of other providers for other products in our RRP portfolio and related accessories. Due to the COVID-19 pandemic, the operations of our two electronic manufacturing service providers were temporarily suspended at different times. Even though these suspensions did not materially affect our operations, if one or more of these service providers were significantly constrained at the same time, the supply of the devices could be disrupted. Although we work closely with these service providers on monitoring their production capability and financial health, we cannot guarantee that they will remain capable of meeting their commitments, particularly during the COVID-19 pandemic; if they will not, the commercialization of our RRPs could be adversely affected. The production of our RRP portfolio requires various metals, and we believe that there is an adequate supply of such metals in the world markets to satisfy our current and anticipated production requirements. However, some components and materials necessary for the production of our RRPs, including those for the electronic devices, are obtained from single or limited sources, and can be subject to industry-wide shortages and price fluctuations. While we were successful in maintaining adequate supply of such components and materials so far, we may not be able to secure such supply going forward, particularly during the COVID-19 pandemic; this could negatively impact the commercialization of our RRPs. For example, currently, we are exposed to a world-wide shortage of semiconductors. While the impact of this development has not been significant, if this shortage intensifies, the supply of our electronic devices may be disrupted, which may affect our consumer acquisition and retention rates. For details on the impact of COVID-19 on our production and supply chain, see the "Executive Summary" section of this MD&A.

We discuss product warranties in more detail in Note 14. Product Warranty. The significance of warranty claims is dependent on a number of factors, including device version mix, product failure rates, logistics and service delivery costs, and warranty policies, and may increase with the number of devices sold.

Product quality may affect consumer acceptance of our RRPs.

Our commercialization efforts for the other RRP platforms are as follows:

•We started commercializing an improved version of our IQOS MESH product in New Zealand, Italy, Finland and the Czech Republic under the IQOS VEEV or VEEV brand names. We currently plan to launch this product in additional markets.

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

These regulations might foreclose or unreasonably restrict adult consumer access even to products that might be shown to be a better consumer choice than continuing to smoke. During the COVID-19 pandemic, some governments have been and may continue to be temporarily unable to focus on the development of science-based regulatory frameworks for the development and commercialization of RRPs or on the enforcement or implementation of regulations that are significant to our business.

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

On July 7, 2020, the FDA determined that the available scientific evidence demonstrates that the issuance of an exposure modification order would be appropriate for the promotion of public health and authorized the marketing of a version of our Platform 1 product, namely, IQOS 2.4 and three related consumables, as a "modified risk tobacco product." The FDA authorized the marketing of this product in the U.S. with the following information:

"AVAILABLE EVIDENCE TO DATE:

•the IQOS system heats tobacco but does not burn it.
•this significantly reduces the production of harmful and potentially harmful chemicals.
•scientific studies have shown that switching completely from conventional cigarettes to the IQOS system significantly reduces your body’s exposure to harmful or potentially harmful chemicals."

We must request and receive authorization from the FDA in order to continue marketing this product with the same modified exposure information after the present order expires in four years from the date of the orders.

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

Until recently, there were no countries with specific product standards for heat-not-burn products. Currently, national standards setting minimum quality and safety requirements for such products have been adopted in several countries with technical heat-not-burn specifications and/or methods for demonstrating the absence of combustion. They are mandatory in Egypt, Jordan, Saudi Arabia, Tunisia and the UAE, and voluntary in the U.K., Russia, Ukraine, Kazakhstan, Kyrgyzstan, Tajikistan, Vietnam, and Indonesia. In Japan, a voluntary standard sets minimum safety requirements for tobacco heating devices. We expect other governments to consider similar product standards and encourage making them mandatory.

All EU member states have transposed the EU Tobacco Products Directive, including the provisions on novel tobacco products, such as heated tobacco units, and e-cigarettes. Most of the EU member states require a notification submitted six months before the intended placing on the market of such products, while some require pre-market authorizations for the introduction of such products. To date, we have filed a comprehensive dossier summarizing our scientific assessment of our Platform 1 product in over 20 member states.

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

In 2020, the Superior Health Council of Belgium (“SHC”) published results of its inquiry into heat-not-burn products. The SHC concluded that heat-not-burn products, while not safe, have a more favorable toxicity profile than cigarettes. However, in light of the uncertainty of such products’ short and long-term impacts, the toxic effects of the dual use with cigarettes, and the existence of approved smoking cessation tools, the SHC recommended that current regulations for cigarettes should apply to heat-not-burn products.

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

In November 2010, a WTO panel issued its decision in a dispute relating to facts that arose from August 2006 between the Philippines and Thailand concerning a series of Thai customs and tax measures affecting cigarettes imported by PM Thailand into Thailand (see Note 8. Contingencies for additional information). The WTO panel decision, which was upheld by the WTO Appellate Body, concluded that Thailand had no basis to find that PM Thailand's declared customs values and taxes paid were too low, as alleged by the Department of Special Investigations of the government of Thailand ("DSI") in 2009. The decision also created obligations for Thailand to revise its laws, regulations, or practices affecting the customs valuation and tax treatment of future cigarette imports. Thailand agreed in September 2011 to fully comply with the decision by October 2012. The Philippines asserts that to date Thailand has not fully complied with the WTO panel decision and commenced challenges at the WTO Appellate Body. The WTO Appellate Body is not operational, and the appeals by Thailand are suspended indefinitely. In December 2020, the Philippines and Thailand agreed to pursue facilitator-assisted discussions aimed at progressing and resolving outstanding issues. It is not possible to predict any future developments in these proceedings or the outcome of these discussions.

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

Asset Impairment and Exit Costs

We discuss asset impairment and exit costs in Note 16. Asset Impairment and Exit Costs to our condensed consolidated financial statements.

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

Equity Investments

We discuss our equity investments in Note 12. Related Parties - Equity Investments and Other to our condensed consolidated financial statements.

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

From time to time, a subsidiary sells products to distributors that, in turn, sell those products to duty free customers that supply U.N. peacekeeping forces around the world, including those in the U.N. peacekeeping mission located in Abyei, a special administrative territory in Sudan. We do not believe that these sales, which are not subject to Trade Sanctions, and are de minimis in volume and value, present a material risk to our shareholders, our reputation or the value of our shares. We have no employees, operations or assets in Sudan.

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

Operating Results – Three Months Ended March 31, 2021

The following discussion compares operating results within each of our operating segments for the three months ended March 31, 2021, with the three months ended March 31, 2020.

Unless otherwise stated, references to total industry, total market, our shipment volume and our market share performance reflect cigarettes and heated tobacco units. Estimates for total industry volume and market share in certain geographies reflect limitations on the availability and accuracy of industry data.

European Union:

Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2021	2020	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$2,909	$2,535	14.8%	5.5%	$374	$235	$37	$102	$—
Operating Income	$1,490	$1,158	28.7%	15.2%	$332	$156	$37	$101	$38

During the quarter, net revenues, excluding favorable currency, increased by 5.5%, reflecting: favorable volume/mix, mainly driven by higher heated tobacco unit volume (notably in Germany and Italy), partly offset by lower cigarette volume (notably in Spain); and a favorable pricing variance (driven by higher combustible pricing, particularly in Germany).

Operating income, excluding favorable currency, increased by 15.2%, primarily reflecting: favorable volume/mix, driven by the same factors as for net revenues noted above; lower manufacturing costs (driven mainly by reduced-risk products); and a favorable pricing variance; partly offset by higher marketing, administration and research costs (including the impact of 2021 asset impairment and exit costs related to organizational design optimization).

European Union - Total Market, PMI Shipment Volume and Market Share Commentaries

Total market and market share performance are shown in the table below:

European Union Key Data	First-Quarter
			Change
	2021	2020	% / pp
Total Market (billion units)	105.8	109.4	(3.3)%

PMI Market Share
Marlboro	17.1%	17.6%	(0.5)
L&M	5.8%	6.5%	(0.7)
Chesterfield	5.5%	5.6%	(0.1)
Philip Morris	2.2%	2.6%	(0.4)
HEETS	5.7%	3.9%	1.8
Others	3.2%	3.2%	—
Total European Union	39.5%	39.4%	0.1
Note: HEETS includes HEETS Dimensions.

In the quarter, the estimated total market in the EU decreased by 3.3% to 105.8 billion units, notably driven by:
•Czech Republic, down by 24.9%, mainly reflecting lower border sales due to pandemic-related lockdown measures;
•Denmark, down by 58.9%, or by 15.1% excluding the net unfavorable impact of estimated trade inventory movements, primarily reflecting the impact of excise tax-driven price increases;
•Romania, down by 12.8%, mainly reflecting the impact of pandemic-related lockdown measures; and

•Spain, down by 7.7%, notably reflecting lower in-bound tourism due to the pandemic;
partly offset by
•Germany, up by 8.5%, primarily reflecting the pandemic-related impact of lower cross-border (non-domestic) purchases and reduced out-bound tourism.

Our total shipment volume decreased by 4.7% to 43.2 billion units, or by 3.0% excluding the net unfavorable impact of estimated distributor inventory movements (notably in Spain), reflecting:
•lower cigarette shipment volume, mainly due to the lower total market, as well as lower market share (notably in Germany, Italy and Poland, partly reflecting out-switching to heated tobacco units);
partly offset by
•higher heated tobacco unit shipment volume across the Region, driven by higher market share (notably in Germany, Hungary, Italy and Poland).

Eastern Europe:

Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2021	2020	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$796	$788	1.0%	10.5%	$8	$(75)	$24	$59	$—
Operating Income	$261	$99	+100%	+100%	$162	$7	$24	$57	$74

During the quarter, net revenues, excluding unfavorable currency, increased by 10.5%, reflecting: favorable volume/mix, driven by higher heated tobacco unit volume (primarily in Russia and Ukraine), partly offset by unfavorable cigarette volume (mainly in Ukraine); and a favorable pricing variance, driven by higher combustible pricing (notably in Ukraine).

Operating income increased by over 100%, excluding favorable currency (note: currency variance includes a favorable comparison due to an adverse transaction currency impact in the first quarter of 2020 related to the revaluation of foreign currency payables in Russia), primarily reflecting: favorable volume/mix, driven by the same factors as for net revenues noted above; lower manufacturing costs (primarily related to reduced-risk products, mainly in Russia); a favorable pricing variance; and lower marketing, administration and research costs.

Eastern Europe - Total Market, PMI Shipment Volume and Market Share Commentaries

In the quarter, the estimated total market in Eastern Europe decreased, mainly due to:
•Ukraine, down by 15.7%, or by 9.9% excluding the net unfavorable impact of estimated trade inventory movements, mainly reflecting the impact of excise tax-driven price increases and a higher prevalence of illicit trade;
partly offset by
•Russia, up by 3.6%, primarily reflecting the net favorable impact of estimated trade inventory movements, partly related to the ban on discounts on cigarettes effective April 1, 2021. Excluding these movements, the total estimated market decreased by 2.4%, mainly due to the impact of excise tax-driven price increases, partly offset by a lower prevalence of illicit trade.

Our total shipment volume decreased by 0.7% to 25.6 billion units, notably due to:
•Ukraine, down by 10.9%, or by 7.7% excluding the net unfavorable impact of estimated distributor inventory movements, mainly reflecting the lower total market, partly offset by a higher market share driven by heated tobacco units;
partly offset by
•Russia, up by 4.2%. Excluding the net favorable impact of estimated distributor inventory movements of 0.4 billion cigarettes and 0.2 billion heated tobacco units, PMI's in-market sales increased by 0.3%, mainly reflecting the higher total market, partly offset by a lower market share due to cigarettes.

Middle East & Africa:

Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2021	2020	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$801	$876	(8.6)%	(5.9)%	$(75)	$(23)	$77	$(159)	$30
Operating Income	$335	$321	4.4%	8.4%	$14	$(13)	$77	$(130)	$80

During the quarter, net revenues, excluding unfavorable currency, decreased by 5.9%, primarily reflecting: unfavorable volume/mix, mainly due to lower cigarette and heated tobacco unit volume in PMI Duty Free, as well as lower cigarette volume in North Africa (particularly Egypt); partly offset by a favorable pricing variance (driven by combustible pricing, mainly in Turkey); and higher fees for certain distribution rights billed to customers in certain markets, shown in "Cost/Other."

Operating income, excluding unfavorable currency, increased by 8.4%, mainly reflecting: a favorable pricing variance; lower marketing, administration and research costs; higher fees for certain distribution rights, as noted above for net revenues; and lower manufacturing costs; partly offset by unfavorable volume/mix, due to the same factors as for net revenues noted above.

Middle East & Africa - Total Market, PMI Shipment Volume and Market Share Commentaries

In the quarter, the estimated total market in the Middle East & Africa decreased, mainly due to:
•International Duty Free, down by 58.4%, reflecting the impact of government travel restrictions and reduced passenger traffic due to the pandemic; and
•South Africa, down by 29.2%, primarily reflecting a higher estimated prevalence of illicit trade resulting from the pandemic-related ban on all tobacco sales from March 27, 2020, through August 17, 2020;
partly offset by
•Egypt, up by 7.6%, or by 4.6% excluding the net favorable impact of estimated trade inventory movements, notably reflecting a lower estimated prevalence of illicit trade and in-switching to cigarettes from other combustible tobacco products.

Our total shipment volume decreased by 8.0% to 28.0 billion units, notably due to:
•Egypt, down by 16.6%, or by 9.1% excluding the net unfavorable impact of estimated distributor inventory movements, mainly reflecting a lower market share (notably for L&M); and
•PMI Duty Free, down by 67.4%, or by 54.5% excluding the net unfavorable impact of estimated distributor inventory movements (due to cigarettes), mainly reflecting the lower total market for both cigarettes and heated tobacco units;
partly offset by
•Turkey, up by 7.9%, primarily reflecting a higher market share, driven by the growth of Marlboro and Parliament, partly offset by a lower total market.

South & Southeast Asia:

Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2021	2020	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$1,173	$1,251	(6.2)%	(8.5)%	$(78)	$28	$(38)	$(68)	$—
Operating Income	$529	$599	(11.7)%	(13.9)%	$(70)	$13	$(38)	$(72)	$27

During the quarter, net revenues, excluding favorable currency, decreased by 8.5%, reflecting: unfavorable volume/mix, due to lower cigarette volume in Indonesia and the Philippines, partly offset by favorable cigarette mix in Indonesia and the Philippines; and an unfavorable pricing variance, due to Indonesia, partially offset by the Philippines.

Operating income, excluding favorable currency, decreased by 13.9%, primarily reflecting: unfavorable volume/mix, due to the same factors as for net revenues noted above; and an unfavorable pricing variance; partly offset by lower marketing, administration and research costs.

South & Southeast Asia - Total Market, PMI Shipment Volume and Market Share Commentaries

In the quarter, the estimated total market in South & Southeast Asia increased, notably due to:
•Indonesia, up by 4.9%, mainly reflecting the growth of the tax-advantaged 'below tier one' segment; and
•Pakistan, up by 26.7%, or by 5.0% excluding the net favorable impact of estimated trade inventory movements, primarily reflecting a lower prevalence of illicit trade;
partly offset by
•the Philippines, down by 14.4%, primarily reflecting the impact of industry-wide price increases in the fourth quarter of 2020.

Our total shipment volume decreased by 7.1% to 34.9 billion units, notably due to:
•Indonesia, down by 2.7%, primarily reflecting a lower market share, mainly due to adult smoker down-trading to the 'below tier one' segment as a result of significantly lower retail prices; and
•the Philippines, down by 23.9%, mainly reflecting the lower total market, and a lower market share (due primarily to mid-price Fortune, reflecting the impact of price increases in the fourth quarter of 2020, partly offset by Marlboro);
partly offset by
•Pakistan, up by 19.8%, primarily reflecting the higher total market.

East Asia & Australia:

Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2021	2020	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$ 1,472	$ 1,255	17.3%	11.6%	$217	$71	$105	$41	$—
Operating Income	$ 695	$ 486	43.0%	39.3%	$209	$18	$105	$58	$28

During the quarter, net revenues, excluding favorable currency, increased by 11.6%, reflecting: a favorable pricing variance, primarily driven by higher heated tobacco and combustible pricing in Japan; and favorable volume/mix, mainly due to higher heated tobacco unit volume in Japan, partly offset by: lower cigarette volume (mainly in Japan, partially offset by Australia), unfavorable cigarette mix (mainly in Australia and Japan), and unfavorable heated tobacco unit mix in Japan.

Operating income, excluding favorable currency, increased by 39.3%, mainly reflecting: a favorable pricing variance; favorable volume/mix, due to the same factors as for net revenues noted above; and lower manufacturing costs (primarily related to reduced-risk products in Japan). Marketing, administration and research costs were essentially stable, despite the unfavorable impact of 2021 asset impairment and exit costs (primarily related to product distribution restructuring in South Korea).

East Asia & Australia - Total Market, PMI Shipment Volume and Market Share Commentaries

In the quarter, the estimated total market in East Asia & Australia, excluding China, decreased, primarily due to:
•Japan, down by 8.0%, primarily due to the impact of excise tax-driven price increases in October 2020;
partly offset by
•South Korea, up by 3.7%, mainly reflecting the shift of adult smokers from duty-free to domestic purchases due to the pandemic-related decline in international travel; and
•Taiwan, up by 12.7%, mainly reflecting the same factor as for South Korea.

Our total shipment volume increased by 5.6% to 20.5 billion units, or decreased by 0.2% excluding the net favorable impact of estimated distributor inventory movements, notably reflecting:
•Japan, up by 7.8%. Excluding the net favorable impact of estimated distributor inventory movements of 1.1 billion heated tobacco units (primarily driven by inventory movements in the first quarter of 2020), PMI's in-market sales decreased by 0.8%, mainly due to the lower total market, partly offset by a higher market share driven by heated tobacco units.

Latin America & Canada:

Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2021	2020	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$434	$448	(3.1)%	(0.7)%	$(14)	$(11)	$1	$(6)	$2
Operating Income	$134	$126	6.3%	1.6%	$8	$6	$1	$(16)	$17

During the quarter, net revenues, excluding unfavorable currency, decreased by 0.7%, mainly reflecting: unfavorable volume/mix, notably due to lower cigarette volume in Colombia, partly offset by Brazil.

Operating income, excluding favorable currency, increased by 1.6%, primarily reflecting: lower marketing, administration and research costs (mainly related to combustible products); partly offset by unfavorable volume/mix, due to the same factors as for net revenues noted above.

Latin America & Canada - Total Market, PMI Shipment Volume and Market Share Commentaries

In the quarter, the estimated total market in Latin America & Canada increased, mainly due to:
•Argentina, up by 14.2%, or by 9.4% excluding the net favorable impact of estimated trade inventory movements, primarily reflecting a lower estimated prevalence of illicit trade; and
•Brazil, up by 8.3%, mainly reflecting a lower estimated prevalence of illicit trade due to: reduced price gaps with legal products and the impact of border restrictions imposed as a result of the pandemic.

Our total shipment volume decreased by 1.2% to 15.0 billion units, notably due to:
•Colombia, down by 15.3%, primarily reflecting a lower total market, primarily due to the impact of price increases in January 2021 and increased pandemic-related restrictions;
partly offset by
•Brazil, up by 9.7%, mainly reflecting the higher total market.

Excluding the net unfavorable impact of estimated distributor inventory movements, PMI's heated tobacco unit in-market sales volume in the Region increased by 10.1%.

Financial Review

Cash Flow Highlights

	For the Three Months Ended March 31,
(in millions)	2021	2020
Net cash provided by operating activities	$435	$1,111
Net cash provided by investing activities	55	514
Net cash used in financing activities	(3,649)	(4,549)

Net Cash Provided by Operating Activities

During the first quarter of 2021, net cash provided by operating activities decreased by $0.7 billion compared with the first quarter of 2020. Excluding favorable currency movements of $0.2 billion, net cash provided by operating activities decreased by $0.9 billion, due primarily to higher working capital requirements of $1.3 billion, partially offset by higher net earnings.

The higher working capital requirements in the first quarter of 2021 as compared with the first quarter of 2020 were primarily due to the timing of excise tax-paid inventory movements and excise tax payments, including the settlement of excise tax liabilities driven by the COVID-19 pandemic-related build-up of inventory. The higher working capital requirements were also due to lower usage of our factoring arrangements to sell trade receivables in the first quarter of 2021 compared with the first quarter of 2020. For further details on our factoring arrangements to sell trade receivables, see Note 13. Sale of Accounts Receivable.

Net Cash Provided by Investing Activities

During the first quarter of 2021, net cash provided by investing activities decreased by $0.5 billion compared with the first quarter of 2020. This change was primarily due to the movements in cash collateral exchanged with financial institutions to secure derivatives designated as net investment hedges of Euro assets principally related to changes in exchange rates between the Euro and the U.S. dollar. For further details on our derivatives designated as net investment hedges, see Note 5. Financial Instruments.

The 2021 capital expenditures were primarily related to our ongoing investments in RRPs. We expect total capital expenditures in 2021 to be approximately $0.8 billion.

Net Cash Used in Financing Activities

During the first quarter of 2021, net cash used in financing activities decreased by $0.9 billion compared with the first quarter of 2020. The change was due primarily to lower long-term debt repayments ($1.6 billion in 2021 compared with $3.6 billion in 2020), partially offset by lower proceeds from short-term borrowings (primarily commercial paper).

Debt and Liquidity

We define cash and cash equivalents as short-term, highly liquid investments, readily convertible to known amounts of cash that mature within a maximum of three months and have an insignificant risk of change in value due to interest rate or credit risk changes. As a policy, we do not hold any investments in structured or equity-linked products. Our cash and cash equivalents are predominantly held with institutions that have investment-grade long-term credit rating. As part of our cash management strategy and in order to manage counterparty exposure, we also enter into reverse repurchase agreements. Such agreements are collateralized with government or corporate securities held by a custodial bank and, at maturity, cash is paid back to PMI, and the collateral is returned to the bank. For the three months ended March 31, 2021 and the full-year 2020, the activities for such reverse repurchase agreements were not material.

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

Credit Ratings – The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. At March 31, 2021, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Stable
Fitch	F1	A	Stable

Credit Facilities – On January 29, 2021, we entered into an agreement to amend and extend the term of our 364-day revolving credit facility from February 2, 2021, to February 1, 2022 in the amount of $1.75 billion.

At March 31, 2021, our committed credit facilities were as follows:

(in billions)
Type	Committed Credit Facilities
364-day revolving credit, expiring February 1, 2022	$1.75
Multi-year revolving credit, expiring October 1, 2022	3.50
Multi-year revolving credit, expiring February 10, 2025(a)	2.00
Total facilities	$7.25
(a) On January 29, 2021, we entered into an agreement, effective February 10, 2021, to amend and extend the term of our multi-year revolving credit facility, for an additional year covering the period February 11, 2025 to February 10, 2026, in the amount of $1.86 billion.

At March 31, 2021, there were no borrowings under the committed credit facilities, and the entire committed amounts were available for borrowing.

All banks participating in our committed credit facilities have an investment-grade long-term credit rating from the credit rating agencies. We continuously monitor the credit quality of our banking group, and at this time we are not aware of any potential non-performing credit provider.

These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require us to post collateral. The $3.5 billion multi-year revolving credit facility in the table above requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“consolidated EBITDA”) to consolidated interest expense of not less than 3.5 to 1.0 on a rolling four-quarter basis. At March 31, 2021, our ratio calculated in accordance with the agreement was 13.5 to 1.0. We expect to continue to meet our covenants. The terms “consolidated EBITDA” and “consolidated interest expense,” both of which include certain adjustments, are defined in the facility agreement previously filed with the U.S. Securities and Exchange Commission.
In addition to the committed credit facilities discussed above, certain of our subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $2.5 billion at March 31, 2021 and $2.7 billion at December 31, 2020, are for the sole use of our subsidiaries. Borrowings under these arrangements and other bank loans amounted to $192 million at March 31, 2021, and $244 million at December 31, 2020.

Commercial Paper Program – We continue to have access to liquidity in the commercial paper market through programs in place in the U.S. and in Europe having an aggregate issuance capacity of $8.0 billion. At March 31, 2021 and December 31, 2020, we had no commercial paper outstanding. The average commercial paper balance outstanding during the first quarter of 2021 was $0.9 billion. The average commercial paper balance outstanding during 2020 was $1.2 billion.

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

Our operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of March 31, 2021, and March 31, 2020 were $0.6 billion and $1.0 billion, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows.

For further details, see Note 13. Sale of Accounts Receivable to our condensed consolidated financial statements.

Debt – Our total debt was $29.4 billion at March 31, 2021 and $31.5 billion at December 31, 2020.

On February 11, 2020, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.

Guarantees – At March 31, 2021, we were contingently liable for guarantees of our own performance, of which $0.3 billion were related to our obligations under indemnity agreements to enable appeals of customs assessments against our distributors. In October 2020, we guaranteed an obligation for an equity method investee. For further details, see Note 8. Contingencies to our condensed consolidated financial statements. Additionally, we have other guarantees of our own performance, which are primarily related to excise taxes on the shipment of our products. There is no liability in the condensed consolidated financial statements associated with these guarantees. These guarantees have not had, and are not expected to have, a significant impact on PMI’s liquidity.

Equity and Dividends

We discuss our stock awards as of March 31, 2021 in Note 2. Stock Plans to our condensed consolidated financial statements.

During 2020 and the first quarter of 2021, we did not repurchase any shares under a share repurchase program.
Dividends paid in the first quarter of 2021 were $1.9 billion. During the third quarter of 2020, our Board of Directors approved a 2.6% increase in the quarterly dividend to $1.20 per common share. As a result, the present annualized dividend rate is $4.80 per common share.

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
See Note 5. Financial Instruments to our condensed consolidated financial statements for further details on our derivative financial instruments and the related collateral arrangements.

Contingencies
See Note 8. Contingencies to our condensed consolidated financial statements for a discussion of contingencies.

Cautionary Factors That May Affect Future Results

Forward-Looking and Cautionary Statements
We may from time to time make written or oral forward-looking statements, including statements contained in filings with the SEC, in reports to stockholders and in press releases and investor webcasts. You can identify these forward-looking statements by use of words such as "strategy," "expects," "continues," "plans," "anticipates," "believes," "will," "aspires," "estimates," "intends," "projects," "aims," "goals," "targets," "forecasts" and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Our RRPs constitute a new product category in its early stages that is less predictable than our mature cigarette business. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and whether to invest in or remain invested in our securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this document, particularly in the "Business Environment" section. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time, except in the normal course of our public disclosure obligations.

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
Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volumes in many of our markets, and we expect that such factors will continue to reduce consumption levels and will increase down-trading and the risk of counterfeiting, contraband, "illicit whites" and legal cross-border purchases. Significant regulatory developments will continue to take place over the next few years in most of our markets, driven principally by the World Health Organization's Framework Convention on Tobacco Control (the "FCTC"). Since it came into force in 2005, the FCTC has led to increased efforts by tobacco control advocates and public health organizations to promote increasingly restrictive regulatory measures on the marketing and sale of tobacco products to adult smokers. Regulatory initiatives that have been proposed, introduced or enacted include:

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
In addition, despite our high ethical standards and rigorous control and compliance procedures aimed at preventing and detecting unlawful conduct, given the breadth and scope of our international operations, we may not be able to detect all potential improper or unlawful conduct by our employees and partners. Such improper or unlawful conduct (actual or alleged) could lead to litigation and regulatory action, cause damage to our reputation and that of our brands and result in substantial costs.
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
We are subject to highly competitive conditions in all aspects of our business. We compete primarily on the basis of product quality, brand recognition, brand loyalty, taste, R&D, innovation, packaging, customer service, marketing, advertising and retail price and, increasingly, adult smoker willingness to convert to our RRPs. The competitive environment and our competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors' introduction of lower-price products or innovative products, higher tobacco product taxes, higher absolute prices and larger gaps between retail price categories, and product regulation that diminishes the ability to differentiate tobacco products and restricts adult consumer access to truthful and non-misleading information about our RRPs. Competitors include three large international tobacco companies, new market entrants, particularly with respect to innovative products, several regional and local tobacco companies and, in some instances, state-owned tobacco enterprises, principally in Algeria, Egypt, the PRC, Taiwan, Thailand and Vietnam. Industry consolidation and privatizations of state-owned enterprises have led to an overall increase in competitive pressures. Some competitors have different profit, volume and regulatory objectives, and some international competitors are susceptible to changes in different currency exchange rates. Certain new market entrants may alienate consumers from innovative products through inappropriate marketing campaigns, messaging and inferior product satisfaction, while not relying on scientific substantiation based on appropriate R&D protocols and standards. The growing use of digital media could increase the speed and extent of the dissemination of inaccurate and misleading information about our RRPs.

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

We may be unable to expand our brand portfolio through successful acquisitions or the development of strategic business relationships, and the intended benefits from our investments may not materialize.
One element of our growth strategy is to expand our brand portfolio and market positions through selective acquisitions and the development of strategic business relationships. Acquisition and strategic business development opportunities are limited and present risks of failing to achieve efficient and effective integration, strategic objectives and/or anticipated revenue improvements and cost savings. There is no assurance that we will be able to acquire attractive businesses or enter into strategic business relationships on favorable terms ahead of our competitors, or that such acquisitions or strategic business development relationships will be accretive to earnings or improve our competitive position. In addition, we may not have a controlling position in certain strategic investments or relationships, which could impact the extent to which the intended financial growth and other benefits from these investments or relationships may ultimately materialize.
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

Item 1A. Risk Factors.
Information regarding Risk Factors appears in “MD&A – Cautionary Factors That May Affect Future Results,” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity for each of the three months in the quarter ended March 31, 2021 was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2021 – January 31, 2021 (1)	—	$—	—	$—
February 1, 2021 – February 28, 2021 (1)	—	$—	—	$—
March 1, 2021 – March 31, 2021 (1)	—	$—	—	$—
Pursuant to Publicly Announced Plans or Programs	—	$—
January 1, 2021 – January 31, 2021 (2)	6,260	$82.11
February 1, 2021 – February 28, 2021 (2)	135,584	$86.27
March 1, 2021 – March 31, 2021 (2)	3,058	$85.59
For the Quarter Ended March 31, 2021	144,902	$86.07

(1)During this reporting period, we did not have an authorized share repurchase program.

(2)Shares repurchased represent shares tendered to us by employees who vested in restricted and performance share unit awards and used shares to pay all, or a portion of, the related taxes.

Item 6.Exhibits.

3.1	Amended and Restated By-Laws of Philip Morris International Inc., effective as of February 4, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed February 9, 2021).

10.1
Amendment and Extension Agreement, effective February 2, 2021, among PMI, the lenders named therein and Citibank Europe PLC, UK Branch (legal successor to Citibank International Limited), as administrative agent (incorporated by reference to Exhibit 10.1 the Current Report on Form 8-K filed February 2, 2021).

10.2
Amendment and Extension Agreement, effective February 10, 2021, among PMI, the lenders named therein, Citibank Europe PLC, UK Branch, as facility agent, and Citibank, N.A., as swingline agent (incorporated by reference to Exhibit 10.2 the Current Report on Form 8-K filed February 2, 2021).

10.3	Form of Restricted Stock Unit Agreement (2021 Grant) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 9, 2021).

10.4	Form of Performance Stock Unit Agreement (2021 Grant) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 9, 2021).

10.5	Restricted Stock Unit Agreement (2021 Grant) (Emmanuel Babeau) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 9, 2021).

10.6	Restricted Stock Unit Agreement (2021 Grant) (Martin G. King) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed February 9, 2021).

10.7	Performance Stock Unit Agreement (2021 Grant) (Emmanuel Babeau) (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed February 9, 2021).

10.8	Performance Stock Unit Agreement (2021 Grant) (Martin G. King) (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed February 9, 2021).

10.9	Agreement with Louis C. Camilleri, dated February 4, 2021.

10.10	Employment Agreement with Stefano Volpetti, effective June 1, 2019.

10.11	Supplemental Letter to the Employment Agreement with Stefano Volpetti, effective June 1, 2019.

10.12	Employment Agreement with Frederic de Wilde, effective July 1, 2011.

10.13	Supplemental Letter to the Employment Agreement with Frederic de Wilde, effective July 1, 2015.

10.14	Off-Cycle Restricted Stock Unit Agreement (2021 Grant) (Frederic de Wilde).

10.15	Philip Morris International Inc. Amended and Restated Automobile Policy, dated as of March 10, 2021.

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
April 27, 2021