Form 10-Q
period 2021-06-30
Philip Morris International Inc.
filed 2021-07-27
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At July 22, 2021, there were 1,558,540,992 shares outstanding of the registrant’s common stock, no par value per share.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Revenues including excise taxes	$39,776	$36,072
Excise taxes on products	24,597	22,268
Net revenues (Note 8)	15,179	13,804
Cost of sales	4,627	4,581
Gross profit	10,552	9,223
Marketing, administration and research costs (Note 16)	3,942	3,666
Amortization of intangibles	37	37
Operating income	6,573	5,520
Interest expense, net	328	291
Pension and other employee benefit costs (Note 3)	55	45
Earnings before income taxes	6,190	5,184
Provision for income taxes	1,343	1,124
Equity investments and securities (income)/loss, net	(46)	24
Net earnings	$4,893	$4,036
Net earnings attributable to noncontrolling interests	303	263
Net earnings attributable to PMI	$4,590	$3,773
Per share data (Note 6):
Basic earnings per share	$2.94	$2.42
Diluted earnings per share	$2.93	$2.42

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended June 30,
	2021	2020
Revenues including excise taxes	$20,421	$17,819
Excise taxes on products	12,827	11,168
Net revenues (Note 8)	7,594	6,651
Cost of sales	2,353	2,179
Gross profit	5,241	4,472
Marketing, administration and research costs (Note 16)	2,093	1,722
Amortization of intangibles	19	19
Operating income	3,129	2,731
Interest expense, net	161	162
Pension and other employee benefit costs (Note 3)	27	22
Earnings before income taxes	2,941	2,547
Provision for income taxes	646	528
Equity investments and securities (income)/loss, net	(3)	(30)
Net earnings	2,298	2,049
Net earnings attributable to noncontrolling interests	126	102
Net earnings attributable to PMI	$2,172	$1,947
Per share data (Note 6):
Basic earnings per share	$1.39	$1.25
Diluted earnings per share	$1.39	$1.25

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Net earnings	$4,893	$4,036
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $(25) in 2021 and $(40) in 2020	227	(785)
Change in net loss and prior service cost:
Net gains (losses) and prior service costs, net of income taxes of $(5) in 2021 and $0 in 2020	20	—
Amortization of net losses, prior service costs and net transition costs, net of income taxes of $(36) in 2021 and $(34) in 2020	162	149
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $(12) in 2021 and $1 in 2020	77	(6)
(Gains) losses transferred to earnings, net of income taxes of $0 in 2021 and $2 in 2020	2	(15)
Total other comprehensive earnings (losses)	488	(657)
Total comprehensive earnings	5,381	3,379
Less comprehensive earnings attributable to:
Noncontrolling interests	275	252
Comprehensive earnings attributable to PMI	$5,106	$3,127

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended June 30,
	2021	2020
Net earnings	$2,298	$2,049
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $60 in 2021 and $56 in 2020	4	797
Change in net loss and prior service cost:
Net gains (losses) and prior service costs, net of income taxes of $(5) in 2021 and $0 in 2020	20	—
Amortization of net losses, prior service costs and net transition costs, net of income taxes of $(18) in 2021 and $(17) in 2020	81	75
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $2 in 2021 and $6 in 2020	1	(32)
(Gains) losses transferred to earnings, net of income taxes of $0 in 2021 and $1 in 2020	(19)	(6)
Total other comprehensive earnings (losses)	87	834
Total comprehensive earnings	2,385	2,883
Less comprehensive earnings attributable to:
Noncontrolling interests	132	171
Comprehensive earnings attributable to PMI	$2,253	$2,712

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$4,915	$7,280
Trade receivables (less allowances of $57 in 2021 and $23 in 2020)	3,536	2,905
Other receivables (less allowances of $37 in 2021 and $38 in 2020)	909	856
Inventories:
Leaf tobacco	1,918	2,063
Other raw materials	1,950	1,712
Finished product	4,822	5,816
	8,690	9,591
Other current assets	693	860
Total current assets	18,743	21,492
Property, plant and equipment, at cost	14,615	14,909
Less: accumulated depreciation	8,640	8,544
	5,975	6,365
Goodwill (Note 4)	5,842	5,964
Other intangible assets, net (Note 4)	1,958	2,019
Equity investments (Note 12)	4,633	4,798
Deferred income taxes	1,112	1,410
Other assets (less allowances of $22 in 2021 and $22 in 2020)	2,423	2,767
TOTAL ASSETS	$40,686	$44,815

See notes to condensed consolidated financial statements.
Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share data)
(Unaudited)

	June 30, 2021	December 31, 2020
LIABILITIES
Short-term borrowings (Note 10)	$136	$244
Current portion of long-term debt (Note 10)	1,608	3,124
Accounts payable	2,630	2,780
Accrued liabilities:
Marketing and selling	722	782
Taxes, except income taxes	5,244	6,403
Employment costs	1,016	1,189
Dividends payable	1,889	1,880
Other	1,859	2,122
Income taxes	780	1,091
Total current liabilities	15,884	19,615
Long-term debt (Note 10)	27,414	28,168
Deferred income taxes	505	684
Employment costs	4,054	4,470
Income taxes and other liabilities	2,029	2,509
Total liabilities	49,886	55,446
Contingencies (Note 8)
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2021 and 2020)	—	—
Additional paid-in capital	2,143	2,105
Earnings reinvested in the business	32,465	31,638
Accumulated other comprehensive losses	(10,665)	(11,181)
	23,943	22,562
Less: cost of repurchased stock (550,736,681 and 551,942,600 shares in 2021 and 2020, respectively)	35,056	35,129
Total PMI stockholders’ deficit	(11,113)	(12,567)
Noncontrolling interests	1,913	1,936
Total stockholders’ deficit	(9,200)	(10,631)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$40,686	$44,815

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$4,893	$4,036

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	484	470
Deferred income tax (benefit) provision	2	(94)
Asset impairment and exit costs, net of cash paid (Note 16)	(26)	(2)
Cash effects of changes in:
Receivables, net	(627)	(338)
Inventories	767	(20)
Accounts payable	(16)	(164)
Accrued liabilities and other current assets	(940)	(780)
Income taxes	(459)	(233)
Pension plan contributions	(197)	(52)
Other	184	213
Net cash provided by operating activities	4,065	3,036

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(307)	(310)
Purchases of businesses, net of acquired cash (Note 17)	(27)	—
Equity investments	—	(3)
Net investment hedges	147	174
Other	59	5
Net cash used in investing activities	(128)	(134)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Short-term borrowing activity by original maturity:
Net issuances (repayments) - maturities of 90 days or less	$(108)	$(75)
Issuances - maturities longer than 90 days	—	45
Long-term debt proceeds	—	2,230
Long-term debt repaid	(1,979)	(3,641)
Dividends paid	(3,752)	(3,658)
Payments to noncontrolling interests and Other	(284)	(404)
Net cash used in financing activities	(6,123)	(5,503)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(179)	(57)

Cash, cash equivalents and restricted cash (1):
Increase (Decrease)	(2,365)	(2,658)
Balance at beginning of period	7,285	6,865
Balance at end of period	$4,920	$4,207

(1) The amounts for cash and cash equivalents shown above include restricted cash of $5 million and $7 million as of June 30, 2021 and 2020, respectively, and $5 million and $4 million as of December 31, 2020 and 2019, respectively, which were included in other current assets in the condensed consolidated balance sheets.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Six Months Ended June 30, 2021 and 2020
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, January 1, 2020	$—	$2,019	$30,987	$(9,363)	$(35,220)	$1,978	$(9,599)
Net earnings			3,773			263	4,036
Other comprehensive earnings (losses), net of income taxes				(646)		(11)	(657)
Issuance of stock awards		9			85		94
Dividends declared ($2.34 per share)			(3,657)				(3,657)
Payments to noncontrolling interests						(339)	(339)
Other		16				(14)	2
Balances, June 30, 2020	$—	$2,044	$31,103	$(10,009)	$(35,135)	$1,877	$(10,120)
Balances, January 1, 2021	$—	$2,105	$31,638	$(11,181)	$(35,129)	$1,936	$(10,631)
Net earnings			4,590			303	4,893
Other comprehensive earnings (losses), net of income taxes				516		(28)	488
Issuance of stock awards		38			73		111
Dividends declared ($2.40 per share)			(3,763)				(3,763)
Payments to noncontrolling interests						(298)	(298)
Balances, June 30, 2021	$—	$2,143	$32,465	$(10,665)	$(35,056)	$1,913	$(9,200)

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Three Months Ended June 30, 2021 and 2020
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, April 1, 2020	$—	$1,992	$30,984	$(10,774)	$(35,146)	$1,881	$(11,063)
Net earnings			1,947			102	2,049
Other comprehensive earnings (losses), net of income taxes				765		69	834
Issuance of stock awards		34			11		45
Dividends declared ($1.17 per share)			(1,828)				(1,828)
Payments to noncontrolling interests						(157)	(157)
Other		18				(18)	—
Balances, June 30, 2020	$—	$2,044	$31,103	$(10,009)	$(35,135)	$1,877	$(10,120)
Balances, April 1, 2021	$—	$2,080	$32,178	$(10,746)	$(35,060)	$1,974	$(9,574)
Net earnings			2,172			126	2,298
Other comprehensive earnings (losses), net of income taxes				81		6	87
Issuance of stock awards		63			4		67
Dividends declared ($1.20 per share)			(1,885)				(1,885)
Payments to noncontrolling interests						(193)	(193)
Balances, June 30, 2021	$—	$2,143	$32,465	$(10,665)	$(35,056)	$1,913	$(9,200)

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Background and Basis of Presentation:

Background

Philip Morris International Inc. is a holding company incorporated in Virginia, U.S.A. (also referred to herein as the U.S., the United States or the United States of America), whose subsidiaries and affiliates and their licensees are engaged in the manufacture and sale of cigarettes and other nicotine-containing products, including reduced-risk products, in markets outside of the United States of America. In addition, PMI ships versions of its Platform 1 device and its consumables authorized by the U.S. Food and Drug Administration ("FDA") to Altria Group, Inc., for sale in the United States under license. Throughout these financial statements, the term "PMI" refers to Philip Morris International Inc. and its subsidiaries.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 2. Stock Plans:

In May 2017, PMI’s shareholders approved the Philip Morris International Inc. 2017 Performance Incentive Plan (the “2017 Plan”). Under the 2017 Plan, PMI may grant to eligible employees restricted shares and restricted share units, performance-based cash incentive awards and performance-based equity awards. Up to 25 million shares of PMI’s common stock may be issued under the 2017 Plan. At June 30, 2021, shares available for grant under the 2017 Plan were 14,867,021.

In May 2017, PMI’s shareholders also approved the Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors (the “2017 Non-Employee Directors Plan”). A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the 2017 Non-Employee Directors Plan. At June 30, 2021, shares available for grant under the plan were 914,413.

Restricted share unit (RSU) awards

During the six months ended June 30, 2021 and 2020, shares granted to eligible employees and the weighted-average grant date fair value per share related to RSU awards were as follows:

	Number of Shares Granted	Weighted-Average Grant Date Fair Value Per RSU Award Granted
2021	1,981,480	$ 81.91
2020	1,692,650	$ 85.91

Compensation expense related to RSU awards was as follows:

Compensation Expense Related to RSU Awards
(in millions)	For the Six Months Ended June 30,	For the Three Months Ended June 30,
2021	$ 73	$ 33
2020	$ 68	$ 29

As of June 30, 2021, PMI had $211 million of total unrecognized compensation cost related to non-vested RSU awards. The cost is recognized over the original restriction period of the awards, which is typically three years after the date of the award, or upon death, disability or reaching the age of 58.

During the six months ended June 30, 2021, 1,106,129 RSU awards vested. The grant date fair value of all the vested awards was approximately $108 million. The total fair value of RSU awards that vested during the six months ended June 30, 2021 was approximately $96 million.

Performance share unit (PSU) awards

During the six months ended June 30, 2021 and 2020, PMI granted PSU awards to certain executives. The PSU awards require the achievement of certain performance factors, which are predetermined at the time of grant, typically over a three-year performance cycle. The performance metrics for such PSU's granted during the six months ended June 30, 2021 and 2020 consisted of PMI's Total Shareholder Return ("TSR") relative to a predetermined peer group and on an absolute basis (40% weight), PMI’s currency-neutral compound annual adjusted diluted earnings per share growth rate (30% weight), and PMI’s performance against specific measures of PMI’s transformation, defined as net revenues from PMI's RRPs and any other non-combustible products as a percentage of PMI's total net revenues in the last year of the performance cycle (30% weight).

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

During the six months ended June 30, 2021 and 2020, shares granted to eligible employee and the grant date fair value per share related to PSU awards were as follows:

	Number of Shares Granted	Grant Date Fair Value Subject to Other Performance Factors	Grant Date Fair Value Subject to TSR Performance Factor
		(Per Share)	(Per Share)
2021	574,410	$ 81.86	$ 106.93
2020	671,220	$ 86.04	$ 80.36

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
(b) Determined using the observed historical volatility.

Compensation expense related to PSU awards was as follows:

Compensation Expense Related to PSU Awards
(in millions)	For the Six Months Ended June 30,	For the Three Months Ended June 30,
2021	$ 46	$ 34
2020	$ 32	$ 9

As of June 30, 2021, PMI had $71 million of total unrecognized compensation cost related to non-vested PSU awards. The cost is recognized over the performance cycle of the awards, or upon death, disability or reaching the age of 58.

During the six months ended June 30, 2021, 189,839 PSU awards vested. The grant date fair value of all the vested awards was approximately $21 million. The total fair value of PSU awards that vested during the six months ended June 30, 2021 was approximately $16 million.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Pension and other employee benefit costs per the condensed consolidated statements of earnings consisted of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net pension costs (income)	$(2)	$(8)	$(1)	$(4)
Net postemployment costs	53	49	25	24
Net postretirement costs	4	4	3	2
Total pension and other employee benefit costs	$55	$45	$27	$22

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	Pension (1)
	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2021	2020	2021	2020
Service cost	$147	$130	$72	$65
Interest cost	25	35	12	18
Expected return on plan assets	(186)	(173)	(91)	(87)
Amortization:
Net loss	158	129	78	64
Prior service cost	1	1	—	1
Net periodic pension cost	$145	$122	$71	$61
(1) Primarily non-U.S. based defined benefit retirement plans.

Employer Contributions
PMI makes, and plans to make, contributions, to the extent that they are tax deductible and to meet specific funding requirements of its funded pension plans. Employer contributions of $197 million were made to the pension plans during the six months ended June 30, 2021. Currently, PMI anticipates making additional contributions during the remainder of 2021 of approximately $78 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest and currency rates.

Note 4. Goodwill and Other Intangible Assets, net:

The movements in goodwill were as follows:

(in millions)	European Union	Eastern Europe	Middle East & Africa	South & Southeast Asia	East Asia & Australia	Latin America & Canada	Total
Balances, December 31, 2020	$1,434	$317	$86	$2,915	$559	$653	$5,964
Changes due to:
Acquisitions	29	—	—	—	—	—	29
Currency	(30)	(8)	2	(86)	(17)	(12)	(151)
Balances, June 30, 2021	$1,433	$309	$88	$2,829	$542	$641	$5,842

At June 30, 2021, goodwill primarily reflects PMI’s acquisitions in Colombia, Greece, Indonesia, Mexico, Pakistan and Serbia, as well as the business combination in the Philippines.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The increase in goodwill from acquisitions was due to the preliminary purchase price allocation of AG Snus Aktieselskab ("AG Snus"), a Danish based company, and it's Swedish subsidiary Tobacco House of Sweden AB, fully owned by AG Snus. For further details, see Note 17. Acquisitions.

Details of other intangible assets were as follows:

		June 30, 2021			December 31, 2020
(in millions)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizable intangible assets		$1,261		$1,261	$1,289		$1,289
Amortizable intangible assets:
Trademarks	12 years	1,233	$621	612	1,233	$594	639
Distribution networks	7 years	113	79	34	115	78	37
Other*	8 years	105	54	51	104	50	54
Total other intangible assets		$2,712	$754	$1,958	$2,741	$722	$2,019
* Primarily includes intellectual property rights

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia and Mexico. The decrease since December 31, 2020 was due to currency movements of ($28 million).

The decrease in the gross carrying amount of amortizable intangible assets from December 31, 2020, was mainly due to currency movements of ($8 million), partially offset by the preliminary purchase price allocation of AG Snus trademarks in the amount of $7 million. For further details, see Note 17. Acquisitions.

The change in the accumulated amortization from December 31, 2020, was mainly due to the 2021 amortization of $37 million, partially offset by currency movements of ($5 million).

Amortization expense for each of the next five years is estimated to be $75 million or less, assuming no additional transactions occur that require the amortization of intangible assets.

During the second quarter of 2021, PMI completed its annual review of goodwill and non-amortizable intangible assets for potential impairment, and no impairment charges were required as a result of this review.

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

PMI uses deliverable and non-deliverable forward foreign exchange contracts, foreign currency swaps and foreign currency options, collectively referred to as foreign exchange contracts ("foreign exchange contracts"), and interest rate contracts to mitigate its exposure to changes in exchange and interest rates from third-party and intercompany actual and forecasted transactions. Both foreign exchange contracts and interest rate contracts are collectively referred to as derivative contracts ("derivative contracts"). The primary currencies to which PMI is exposed include the Euro, Indonesian rupiah, Japanese yen, Mexican peso, Philippine peso, Russian ruble and Swiss franc. At June 30, 2021, PMI had contracts with aggregate notional amounts of $22.7 billion of which $3.5 billion related to cash flow hedges, $7.6 billion related to hedges of net investments in foreign operations and $11.6 billion related to other derivatives that primarily offset currency exposures on intercompany financing.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair value of PMI’s derivative contracts included in the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, were as follows:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
		At	At		At	At
(in millions)	Balance Sheet Classification	June 30, 2021	December 31, 2020	Balance Sheet Classification	June 30, 2021	December 31, 2020
Derivative contracts designated as hedging instruments	Other current assets	$187	$130	Other accrued liabilities	$92	$241
	Other assets	—	6	Income taxes and other liabilities	424	605
Derivative contracts not designated as hedging instruments	Other current assets	104	46	Other accrued liabilities	28	207
	Other assets	—	—	Income taxes and other liabilities	38	57
Total gross amount derivatives contracts presented in the condensed consolidated balance sheets		$291	$182		$582	$1,110
Gross amounts not offset in the condensed consolidated balance sheets
Finance instruments		(140)	(156)		(140)	(156)
Cash collateral received/pledged		(126)	(23)		(425)	(892)
Net amount		$25	$3		$17	$62

PMI assesses the fair value of its foreign exchange contracts and interest rate contracts using standard valuation models that use, as their basis, readily observable market inputs. The fair value of PMI’s foreign exchange forward contracts, foreign currency swaps and interest rate contracts is determined by using the prevailing foreign exchange spot rates and interest rate differentials, and the respective maturity dates of the instruments. The fair value of PMI’s currency options is determined by using a Black-Scholes methodology based on foreign exchange spot rates and interest rate differentials, currency volatilities and maturity dates. PMI’s derivative contracts have been classified within Level 2 at June 30, 2021 and December 31, 2020.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
For the six months ended June 30, 2021 and 2020, PMI's derivative contracts impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Six Months Ended June 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) on Derivatives	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Earnings
	2021	2020		2021	2020	2021	2020
Derivative contracts designated as hedging instruments:
Cash flow hedges	$89	$(7)
			Net revenues	$17	$4
			Cost of sales	—	7
			Marketing, administration and research costs	(12)	11
			Interest expense, net	(7)	(5)
Net investment hedges (a)	192	269	Interest expense, net (b)			$82	$104
Derivative contracts not designated as hedging instruments:			Interest expense, net			25	48
			Marketing, administration and research costs (c)			196	(63)
Total	$281	$262		$(2)	$17	$303	$89
(a) Amount of gains (losses) on hedges of net investments principally related to changes in exchange and interest rates between the Euro and U.S. dollar
(b) Represent the gains for amounts excluded from the effectiveness testing
(c) The gains (losses) from these contracts attributable to changes in foreign currency exchange rates substantially offset the (losses) and gains generated by the underlying intercompany and third-party loans being hedged

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
For the three months ended June 30, 2021 and 2020, PMI's derivative contracts impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Three Months Ended June 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) on Derivatives	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Earnings
	2021	2020		2021	2020	2021	2020
Derivative contracts designated as hedging instruments:
Cash flow hedges	$(1)	$(38)
			Net revenues	$17	$1
			Cost of sales	—	3
			Marketing, administration and research costs	6	6
			Interest expense, net	(4)	(3)
Net investment hedges (a)	(126)	(138)	Interest expense, net (b)			$40	$48
Derivative contracts not designated as hedging instruments:			Interest expense, net			14	14
			Marketing, administration and research costs (c)			(91)	(92)
Total	$(127)	$(176)		$19	$7	$(37)	$(30)

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

PMI has entered into derivative contracts to hedge the foreign currency exchange and interest rate risks related to certain forecasted transactions. Gains and losses associated with qualifying cash flow hedge contracts are deferred as components of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. As of June 30, 2021, PMI has hedged forecasted transactions for periods not exceeding the next twelve months with the exception of one derivative contract that expires in May 2024. The impact of these hedges is primarily included in operating cash flows on PMI’s condensed consolidated statements of cash flows.

Hedges of Net Investments in Foreign Operations

PMI designates derivative contracts and certain foreign currency denominated debt instruments as net investment hedges, primarily of its Euro net assets. For the six months ended June 30, 2021 and 2020, the amount of pre-tax gain/(loss) related to these debt instruments, that was reported as a component of accumulated other comprehensive losses within currency translation adjustments, was $110 million and $(103) million, respectively. For the three months ended June 30, 2021 and 2020, the amount of pre-tax gain/(loss) related to these debt instruments, that was reported as a component of accumulated other comprehensive losses within currency translation adjustments, was $(71) million and $(98) million, respectively. The premiums paid for, and settlements of, net investment hedges are included in investing cash flows on PMI’s condensed consolidated statements of cash flows.

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

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses

Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2021	2020	2021	2020
Gain/(loss) as beginning of period	$(85)	$3	$12	$20
Derivative (gains)/losses transferred to earnings	2	(15)	(19)	(6)
Change in fair value	77	(6)	1	(32)
Gain/(loss) as of June 30,	$(6)	$(18)	$(6)	$(18)

At June 30, 2021, PMI expects $26 million of derivative gains that are included in accumulated other comprehensive losses to be reclassified to the condensed consolidated statement of earnings within the next 12 months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.
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

Note 6. Earnings Per Share:
Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2021	2020	2021	2020
Net earnings attributable to PMI	$4,590	$3,773	$2,172	$1,947
Less distributed and undistributed earnings attributable to share-based payment awards	14	10	6	5
Net earnings for basic and diluted EPS	$4,576	$3,763	$2,166	$1,942
Weighted-average shares for basic EPS	1,558	1,557	1,558	1,558
Plus contingently issuable performance stock units (PSUs)	2	—	2	—
Weighted-average shares for diluted EPS	1,560	1,557	1,560	1,558

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and therefore are included in PMI’s earnings per share calculation pursuant to the two-class method.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the 2021 and 2020 computations, there were no antidilutive stock awards.

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

In July 2021, the Latin America & Canada operating segment was renamed as the Americas operating segment.

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

Segment data were as follows:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2021	2020	2021	2020
Net revenues:
European Union	$6,058	$5,010	$3,149	$2,475
Eastern Europe	1,691	1,571	895	783
Middle East & Africa	1,361	1,580	560	704
South & Southeast Asia	2,219	2,140	1,046	889
East Asia & Australia	2,986	2,687	1,514	1,432
Latin America & Canada	864	816	430	368
Net revenues	$15,179	$13,804	$7,594	$6,651
Operating income:
European Union	$3,131	$2,336	$1,641	$1,178
Eastern Europe	575	365	314	266
Middle East & Africa	351	558	16	237
South & Southeast Asia	860	888	331	289
East Asia & Australia	1,410	1,155	715	669
Latin America & Canada	246	218	112	92
Operating income	$6,573	$5,520	$3,129	$2,731

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

PMI's net revenues by product category were as follows:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2021	2020	2021	2020
Net revenues:
Combustible products:
European Union	$4,113	$3,855	$2,162	$1,945
Eastern Europe	1,047	1,045	555	522
Middle East & Africa	1,307	1,528	527	696
South & Southeast Asia	2,216	2,140	1,045	889
East Asia & Australia	1,259	1,272	611	630
Latin America & Canada	840	803	418	363
Total combustible products	$10,781	$10,643	$5,318	$5,045
Reduced-risk products:
European Union	$1,945	$1,155	$987	$530
Eastern Europe	644	526	340	261
Middle East & Africa	54	52	33	8
South & Southeast Asia	3	—	1	—
East Asia & Australia	1,727	1,415	903	802
Latin America & Canada	24	13	12	5
Total reduced-risk products	$4,398	$3,161	$2,276	$1,606

Total PMI net revenues	$15,179	$13,804	$7,594	$6,651
Note: Sum of product categories or Regions might not foot to total PMI due to roundings.

Items affecting the comparability of results from operations were as follows:

•Asset impairment and exit costs - See Note 16. Asset Impairment and Exit Costs for a breakdown of these costs by segment for the six months and three months ended June 30, 2021 and 2020.
•Saudi Arabia customs assessments - See Note 8. Contingencies for the details of the $246 million reduction in net revenues of combustible products included in the Middle East & Africa segment for the six months and three months ended June 30, 2021.

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
CCAA Proceedings and Stay of Tobacco-Related Cases Pending in Canada
As a result of the Court of Appeal of Quebec’s decision in both the Létourneau and Blais cases described below, our subsidiary, Rothmans, Benson & Hedges Inc. (“RBH”), and the other defendants, JTI Macdonald Corp., and Imperial Tobacco Canada Limited, sought protection in the Ontario Superior Court of Justice under the Companies’ Creditors Arrangement Act (“CCAA”) on March 22, March 8, and March 12, 2019, respectively. CCAA is a Canadian federal law that permits a Canadian business to restructure its affairs while carrying on its business in the ordinary course. The initial CCAA order made by the Ontario Superior Court on March 22, 2019, authorizes RBH to pay all expenses incurred in carrying on its business in the ordinary course after the CCAA filing, including obligations to employees, vendors, and suppliers. As further described in Item 8, Note 20. Deconsolidation of RBH of PMI's Annual Report on Form 10-K for the year ended December 31, 2020, RBH's financial results have been deconsolidated from our consolidated financial statements since March 22, 2019. As part of the CCAA proceedings, there is currently a comprehensive stay up to and including September 30, 2021, of all tobacco-related litigation pending in Canada against RBH and the other defendants, including PMI and our indemnitees (PM USA and Altria), namely, the smoking and health class actions filed in various Canadian provinces and health care cost recovery actions. These proceedings are presented below under the caption “Stayed Litigation — Canada.” Ernst & Young Inc. has been appointed as monitor of RBH in the CCAA proceedings. In accordance with the CCAA process, as the parties work towards a plan of arrangement or compromise in a confidential mediation, it is anticipated that the court will set additional hearings and further extend the stay of proceedings. On April 17, 2019, the Ontario Superior Court ruled that RBH and the other defendants will not be allowed to file an application to the Supreme Court of Canada for leave to appeal the Court of Appeal’s decision in the Létourneau and the Blais cases so long as the comprehensive stay of all tobacco-related litigation in Canada remains in effect and that the time period to file the application would be extended by the stay period. While RBH believes that the findings of liability and damages in both Létourneau and the Blais cases were incorrect, the CCAA proceedings will provide a forum for

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
RBH to seek resolution through a plan of arrangement or compromise of all tobacco-related litigation pending in Canada. It is not possible to predict the resolution of the underlying legal proceedings or the length of the CCAA process.

Stayed Litigation — Canada

Smoking and Health Litigation — Canada

In the first class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI-Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, RBH and other Canadian cigarette manufacturers (Imperial Tobacco Canada Ltd. and JTI-Macdonald Corp.) are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, sought compensatory and punitive damages for each member of the class who suffers allegedly from certain smoking-related diseases. The class was certified in 2005. The trial court issued its judgment on May 27, 2015. The trial court found RBH and two other Canadian manufacturers liable and found that the class members’ compensatory damages totaled approximately CAD 15.5 billion, including pre-judgment interest (approximately $12.3 billion). The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion, including pre-judgment interest (approximately $2.5 billion)). In addition, the trial court awarded CAD 90,000 (approximately $71,600) in punitive damages, allocating CAD 30,000 (approximately $23,900) to RBH. The trial court estimated the disease class at 99,957 members. RBH appealed to the Court of Appeal of Quebec. In October 2015, the Court of Appeal ordered RBH to furnish security totaling CAD 226 million (approximately $180 million) to cover both the Létourneau and Blais cases, which RBH has paid in installments through March 2017. The Court of Appeal ordered Imperial Tobacco Canada Ltd. to furnish security totaling CAD 758 million (approximately $603 million) in installments through June 2017. JTI Macdonald Corp. was not required to furnish security in accordance with plaintiffs’ motion. The Court of Appeal ordered that the security is payable upon a final judgment of the Court of Appeal affirming the trial court’s judgment or upon further order of the Court of Appeal.

On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court’s findings of liability and the compensatory and punitive damages award while reducing the total amount of compensatory damages to approximately CAD 13.5 billion including interest (approximately $10.7 billion) due to the trial court’s error in the calculation of interest. The compensatory damages award is on a joint and several basis with an allocation of 20% to RBH (approximately CAD 2.7 billion, including pre-judgment interest (approximately $2.1 billion)). The Court of Appeal upheld the trial court’s findings that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking and by conspiring to prevent consumers from learning of the dangers of smoking. The Court of Appeal further held that the plaintiffs either need not prove, or had adequately proven, that these faults were a cause of the class members’ injuries. In accordance with the judgment, defendants were required to deposit their respective portions of the damages awarded in both the Létourneau case described below and the Blais case, approximately CAD 1.1 billion (approximately $875 million), into trust accounts within 60 days. RBH’s share of the deposit was approximately CAD 257 million (approximately $194 million). PMI recorded a pre-tax charge of $194 million in its consolidated results, representing $142 million net of tax, as tobacco litigation-related expense, in the first quarter of 2019. The charge reflects PMI’s assessment of the portion of the judgment that represents probable and estimable loss prior to the deconsolidation of RBH and corresponds to the trust account deposit required by the judgment.

In the second class action pending in Canada, Cecilia Létourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI-Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, RBH and other Canadian cigarette manufacturers (Imperial Tobacco Canada Ltd. and JTI-Macdonald Corp.) are defendants.  The plaintiff, an individual smoker, sought compensatory and punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005. The trial court issued its judgment on May 27, 2015. The trial court found RBH and two other Canadian manufacturers liable and awarded a total of CAD 131 million (approximately $104 million) in punitive damages, allocating CAD 46 million (approximately $37 million) to RBH. The trial court estimated the size of the addiction class at 918,000 members but declined to award compensatory damages to the addiction class because the evidence did not establish the claims with sufficient accuracy. The trial court found that a claims process to allocate the awarded punitive damages to individual class members would be too expensive and difficult to administer. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court’s findings of liability and the total amount of punitive damages awarded allocating CAD 57 million including interest (approximately $45 million) to RBH. See the Blais description above and Item 8, Note 20. Deconsolidation of RBH in PMI's Annual Report on Form 10-K for the year ended December 31, 2020 for further detail concerning the security order pertaining to both Létourneau and Blais cases and the impact of the decision on PMI’s financial statements.

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
__________
The table below lists the number of tobacco-related cases pertaining to combustible products pending against us and/or our subsidiaries or indemnitees as of July 23, 2021, July 24, 2020 and July 23, 2019:¹

Type of Case	Number of Cases Pending as of July 23, 2021	Number of Cases Pending as of July 24, 2020	Number of Cases Pending as of July 23, 2019
Individual Smoking and Health Cases	44	44	52
Smoking and Health Class Actions	9	10	10
Health Care Cost Recovery Actions	17	17	17
Label-Related Class Actions	—	—	1
Individual Label-Related Cases	4	5	6
Public Civil Actions	2	2	2

Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 515 Smoking and Health, Label-Related, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Fourteen cases have had decisions in favor of plaintiffs. Ten of these cases have subsequently reached final resolution in our favor and four remain on appeal.

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
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Blais class on liability and found the class members’ compensatory damages totaled approximately CAD 15.5 billion (approximately $12.3 billion), including pre-judgment interest. The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion including pre-judgment interest (approximately $2.5 billion)). The trial court awarded CAD 90,000 (approximately $71,600) in punitive damages, allocating CAD 30,000 (approximately $23,900) to our subsidiary. The trial court ordered defendants to pay CAD 1 billion (approximately $796 million) of the compensatory damage award, CAD 200 million (approximately $159 million) of which is our subsidiary’s portion, into a trust within 60 days.

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
On August 5, 2016, the Civil Court No. 14 - Mar del Plata, issued a verdict in favor of plaintiff, an individual smoker, and awarded him ARS 110,000 (approximately $1,141), plus interest, in compensatory and moral damages. The trial court found that our subsidiary failed to warn plaintiff of the risk of becoming addicted to cigarettes.

On August 23, 2016, our subsidiary filed its notice of appeal. On October 31, 2017, the Civil and Commercial Court of Appeals of Mar del Plata ruled that plaintiff's claim was barred by the statute of limitations and it reversed the trial court's decision. On November 28, 2017, plaintiff filed an extraordinary appeal of the reversal of the trial court's decision to the Supreme Court of the Province of Buenos Aires. On April 19, 2021, the Supreme Court of the Province of Buenos Aires rejected plaintiff's extraordinary appeal. On May 17, 2021 plaintiff filed a federal extraordinary appeal to the Federal Supreme Court. On June 16, 2021 our subsidiary filed its reply to the federal extraordinary appeal.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
June 17, 2021	Argentina/Claudia Milano	Individual Action
On June 17, 2021, the Civil Court No. 9 - Mar del Plata, issued a verdict in favor of plaintiff, an individual smoker, and awarded her smoking cessation treatments, ARS 150,000 (approximately $1,556), in compensatory and moral damages, and ARS 4,000,000 (approximately $41,500) in punitive damages, plus interest and costs. The trial court found that our subsidiary failed to warn plaintiff of the risk of becoming addicted to cigarettes.

On July 2, 2021, our subsidiary filed its notice of appeal. In addition, plaintiff filed an appeal challenging the dismissal of the claim for psychological damages. As required by local law, our subsidiary will have to deposit the damages awarded, plus interest and costs, in total ARS 6,114,428 (approximately $63,438), into a court escrow account. Our subsidiary plans to challenge the amount determined by the court. If our subsidiary ultimately prevails on appeal, the deposited amounts will be returned to our subsidiary.

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
As of July 23, 2021, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•44 cases brought by individual plaintiffs in Argentina (31), Brazil (3), Canada (2), Chile (2), China (1), Italy (1), the Philippines (1), Turkey (1) and Scotland (1), as well as 1 case brought by an individual plaintiff in the United States District Court for the District of Oregon in May 2021. The provisions of the 2008 Share Distribution Agreement between PMI and Altria provide for indemnities to PMI for certain liabilities concerning tobacco products as described above under the caption "Tobacco-Related Litigation," compared with 44 such cases on July 24, 2020, and 52 cases on July 23, 2019; and
•9 cases brought on behalf of classes of individual plaintiffs in Canada, compared with 10 such cases on July 24, 2020 and 10 such cases on July 23, 2019.

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
As of July 23, 2021, there were 17 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Brazil (1), Canada (10), Korea (1) and Nigeria (5), compared with 17 such cases on July 24, 2020 and 17 such cases on July 23, 2019.

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

As of July 23, 2021, there were 4 label-related cases brought by individual plaintiffs in Italy (1) and Chile (3) pending against our subsidiaries, compared with 5 such cases on July 24, 2020, and 6 such cases on July 23, 2019.

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

As of July 23, 2021, there were 2 public civil actions pending against our subsidiaries in Argentina (1) and Venezuela (1), compared with 2 such cases on July 24, 2020, and 2 such cases on July 23, 2019.

In the public civil action in Argentina, Asociación Argentina de Derecho de Danos v. Massalin Particulares S.A., et al., Civil Court of Buenos Aires, Argentina, filed February 26, 2007, our subsidiary and another member of the industry are defendants. The plaintiff, a consumer association, seeks the establishment of a relief fund for reimbursement of medical costs associated with diseases allegedly caused by smoking. Our subsidiary filed its answer in September 2007. In March 2010, the case file was transferred to the Federal Court on Administrative Matters after the Civil Court granted plaintiff's request to add the national government as a co-plaintiff in the case. The trial court dismissed the case on May 14, 2021.

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

Reduced-Risk Products

In Colombia, an individual filed a purported class action, Ana Ferrero Rebolledo v. Philip Morris Colombia S.A., et al., in April 2019, against our subsidiaries with the Civil Court of Bogota related to the marketing of our Platform 1 product. Plaintiff alleged that our subsidiaries advertise the product in contravention of law and in a manner that misleads consumers by portraying the product in a positive light, and further asserts that the Platform 1 vapor contains many toxic compounds, creates a high level of dependence, and has damaging second-hand effects. Plaintiff sought injunctive relief and damages on her behalf and on a behalf of two classes (class 1 - all Platform 1 consumers in Colombia who seek damages for the purchase price of the product and personal injuries related to the alleged addiction, and class 2 - all residents of the neighborhood where the advertising allegedly took place who seek damages for exposure to the alleged illegal advertising). Our subsidiaries answered the complaint in January 2020, and in February 2020, plaintiff filed an amended complaint. The amended complaint modifies the relief sought on behalf of the named plaintiff and on behalf of a single class (all consumers of Platform 1 products in Colombia who seek damages for the product purchase price and personal injuries related to the use of an allegedly harmful product.) In June 2021, our subsidiaries answered the amended complaint.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other Litigation

The Department of Special Investigations of the government of Thailand ("DSI") conducted an investigation into alleged underpayment by our subsidiary, Philip Morris (Thailand) Limited ("PM Thailand"), of customs duties and excise taxes relating to imports from the Philippines covering the period 2003-2007. On January 18, 2016, the Public Prosecutor filed charges against our subsidiary and seven former and current employees in the Bangkok Criminal Court alleging that PM Thailand and the individual defendants jointly and with the intention to defraud the Thai government, under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries of cigarettes from the Philippines during the period of July 2003 to June 2006. The government is seeking a fine of approximately THB 80.8 billion (approximately $2.5 billion). In May 2017, Thailand enacted a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law, and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies. Trial in the case began in November 2017, and concluded in September 2019. In November 2019, the trial court found our subsidiary guilty of under-declaration of the prices and imposed a fine of approximately THB 1.2 billion (approximately $36 million). The trial court dismissed all charges against the individual defendants. In December 2019, as required by the Thai law, our subsidiary paid the fine. This payment is included in other assets on the condensed consolidated balance sheets and negatively impacted net cash provided by operating activities in the condensed consolidated statements of cash flows in the period of payment. Our subsidiary filed an appeal of the trial court's decision. In addition, the Public Prosecutor filed an appeal of the trial court's decision challenging the dismissal of charges against the individual defendants and the amount of the fine imposed. If our subsidiary ultimately prevails on appeal, then Thailand will be required to return this payment to our subsidiary.

The DSI also conducted an investigation into alleged underpayment by PM Thailand of customs duties and excise taxes relating to imports from Indonesia covering the period 2000-2003. On January 26, 2017, the Public Prosecutor filed charges against PM Thailand and its former Thai employee in the Bangkok Criminal Court alleging that PM Thailand and its former employee jointly and with the intention to defraud the Thai government under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries during the period from January 2002 to July 2003. The government is seeking a fine of approximately THB 19.8 billion (approximately $602 million). In May 2017, Thailand enacted a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law, and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and a Thai court. Trial in the case began in November 2018 and concluded in December 2019. In March 2020, the trial court found our subsidiary guilty of under-declaration of the prices and imposed a fine of approximately THB 130 million (approximately $4 million). The trial court dismissed all charges against the individual defendant. In April 2020, as required by Thai law, our subsidiary paid the fine. This payment is included in other assets on the condensed consolidated balance sheets and negatively impacted net cash provided by operating activities in the condensed consolidated statements of cash flows in the period of payment. Our subsidiary filed an appeal of the trial court's decision. In addition, the Public Prosecutor filed an appeal of the trial court's decision challenging the dismissal of charges against the individual defendant and the amount of the fine imposed. If our subsidiary ultimately prevails on appeal, then Thailand will be required to return this payment to our subsidiary.

The South Korean Board of Audit and Inspection (“BAI”) conducted an audit of certain Korean government agencies and the tobacco industry into whether inventory movements ahead of the January 1, 2015 increase of cigarette-related taxes by tobacco companies, including Philip Morris Korea Inc. ("PM Korea"), our South Korean subsidiary, were in compliance with South Korean tax laws.  In November 2016, the tax authorities completed their audit and assessed allegedly underpaid taxes and penalties.  In order to avoid nonpayment financial costs, PM Korea paid approximately KRW 272 billion (approximately $236 million), of which KRW 100 billion (approximately $87 million) was paid in 2016 and KRW 172 billion (approximately $149 million) was paid in the first quarter of 2017.  These paid amounts are included in other assets in the condensed consolidated balance sheets and negatively impacted net cash provided by operating activities in the condensed consolidated statements of cash flows in the period of payment.  PM Korea appealed the assessments. In January 2020, a trial court ruled that PM Korea did not underpay taxes in the amount of approximately KRW 218 billion (approximately $189 million). The tax authorities appealed this decision to the appellate court. In September 2020, the appellate court upheld the trial court's decision. The tax authorities have appealed to the Supreme Court of South Korea. In June 2020, another trial court ruled that PM Korea did not underpay approximately KRW 54 billion (approximately $46 million) of alleged underpayments. The government agencies appealed this decision. In January 2021, the appellate court upheld the trial court's decision. The government agencies appealed

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
to the Supreme Court of South Korea. If the tax authorities and government agencies ultimately lose, then they would be required to return the paid amounts to PM Korea.

The Moscow Tax Inspectorate for Major Taxpayers (“MTI”) conducted an audit of AO Philip Morris Izhora (“PM Izhora”), our Russian subsidiary, for the 2015-2017 financial years. On July 26, 2019, MTI issued its initial assessment, claiming that intercompany sales of cigarettes between PM Izhora and another Russian subsidiary prior to excise tax increases and submission by PM Izhora of the maximum retail sales price notifications for cigarettes to the tax authorities were improper under Russian tax laws and resulted in underpayment of excise taxes and VAT. In August 2019, PM Izhora submitted its objections disagreeing with MTI’s allegations set forth in the initial assessment and MTI’s methodology for calculating the alleged underpayments. MTI accepted some of PM Izhora’s arguments, and in September 2019, issued the final tax assessment claiming an underpayment of RUB 24.3 billion (approximately $374 million), including penalties and interest. In accordance with Russian tax laws, PM Izhora paid the entire amount of MTI’s final assessment. This amount was neither imposed on, nor concurrent with, the specific revenue-producing transaction, nor was it collected from customers of our Russian subsidiaries. In the third quarter of 2019, PMI recorded a pre-tax charge of $374 million, in marketing, administration and research costs in the condensed consolidated statements of earnings, representing $315 million net of an associated income tax benefit of $59 million.

The Saudi Arabia Customs General Authority issued its assessments requiring our distributors to pay additional customs duties in the amount of approximately 1.5 billion Saudi Riyal, or approximately $396 million, in relation to the fees paid by these distributors under their agreements with our subsidiary for exclusive rights to distribute our products in Saudi Arabia. In order to challenge these assessments, the distributors posted bank guarantees. To enable the distributors' challenge, our subsidiary agreed with the banks to bear a portion of the amount the authority may draw on the bank guarantees. In September and October 2020, respectively, the distributors lost their challenges of the assessments. Both distributors appealed, and in June 2021, the Customs Appeal Committee in Riyadh notified the distributors of its decisions to largely reject their appeals. On the basis of the above-mentioned decisions, in June 2021, PMI recorded a pre-tax charge of $246 million in relation to the period of 2014 through 2020 in line with existing and contemplated arrangements with the distributors. The estimated amounts for 2021 are immaterial. In accordance with U.S. GAAP, the charge was recorded as a reduction in net revenues on the consolidated statements of earnings for the three months and six months ended June 30, 2021. Despite the unfavorable decisions, our subsidiary believes that customs duties paid in Saudi Arabia were in compliance with the applicable law and the WTO Customs Valuation Agreement.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The ITC evidentiary hearing closed on February 1, 2021. On May 14, 2021, the administrative law judge issued an Initial and Recommended Determination ("ID/RD") finding that the Platform 1 product infringes two of the three patents asserted by Plaintiffs, recommending that the ITC issue a Limited Exclusion order against infringing products, and recommending against a cease-and-desist, as well as recommending against a bond pending Presidential review of the ITC's Final Determination. Defendants and Plaintiffs filed separate Petitions for Review with the ITC of the ID on May 28, 2021; a decision on those petitions is expected on July 27, 2021. Plaintiffs and Defendants also submitted brief statements of the public interest factors in issue to the ITC on June 15, 2021. The ITC's Final Determination is expected in mid-September 2021. In June 2020, defendants filed their responses in both proceedings. In the Eastern District of Virginia case, the defendants also counterclaimed that BAT infringed their patents relating to certain e-vapor products, seeking damages for, and injunctive relief against, the commercialization of these products by BAT; defendants' claims against BAT are set for trial on April 4, 2022. Upon petition of Philip Morris Products S.A., the Patent Trial and Appeal Board of the United States Patent and Trademark Office has instituted review of certain claims pertaining to four of the six patents asserted by BAT affiliates in both proceedings.

In April 2020, BAT’s affiliate commenced patent infringement proceedings, Nicoventures Trading Limited v. PM GmbH, et al., against PMI’s German subsidiary, Philip Morris GmbH, and Philip Morris Products S.A., in the Regional Court in Munich, Germany. Plaintiffs seek damages and injunctive relief against the commercialization of the Platform 1 products in Germany.

In July 2020, in response to a challenge in the United Kingdom by PMI’s subsidiary to patents related to the BAT patents in the German proceedings, BAT affiliates brought a patent infringement action, Nicoventures Trading Limited, et al. v. Philip Morris Products S.A., et al., against Philip Morris Products S.A. and PMI’s U.K. subsidiary, Philip Morris Limited, in the English High Court, seeking damages and injunctive relief against the commercialization of the Platform 1 products in the United Kingdom. On March 9, 2021, the court revoked the BAT patents and found that, had the BAT patents not been revoked as invalid, they would have been infringed. BAT affiliates sought to appeal the court’s judgment and the U.K. Court of Appeal refused BAT's request to appeal.

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

In February 2021, BAT’s affiliate commenced patent infringement proceedings, RAI Strategic Holdings, Inc., et al. v. Papastratos SA, et al., against PMI’s Greek subsidiary, Papastratos Cigarettes Manufacturing Company S.A., and Philip Morris Products S.A., in the First Instance Court of Athens. Plaintiff seeks preliminary injunctive relief against the commercialization of the Platform 1 products in Greece. In July 2021, the court dismissed plaintiffs' request in its entirety.

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

Third-Party Guarantees

On October 17, 2020, Medicago Inc., an equity method investee of Philip Morris Investments B.V. (“PMIBV”), a PMI subsidiary, entered into a contribution agreement with the Canadian government (the “Contribution Agreement”), whereby the Canadian government agreed to contribute up to CAD 173 million (approximately $131 million on the date of signing) to Medicago Inc., to support its on-going COVID-19 vaccine development and clinical trials, and for the construction of its Quebec City manufacturing facility (the “Project”). PMIBV and the majority shareholder of Medicago Inc. are also parties to the Contribution Agreement as guarantors of Medicago Inc.’s obligations thereunder on a joint and several basis (“Co-Guarantors”). The Co-Guarantors agreed to repay amounts contributed by the Canadian government plus interest, if Medicago Inc. fails to do so, and could be responsible for the costs of other Medicago’s obligations (such as the achievement of specific milestones of the Project). The maximum amount of these obligations is currently non-estimable. As of June 30, 2021, PMI has determined that these guarantees did not have a material impact on its condensed consolidated financial statements.

In connection with the Contribution Agreement, PMIBV and the majority shareholder of Medicago Inc. entered into a guarantors’ agreement that apportions Co-Guarantors’ obligations and limits those of PMIBV to its then share of holdings in Medicago Inc., which as of June 30, 2021 was approximately 32%. In July 2021, Medicago Inc. initiated an additional round of equity funding in which PMIBV did not participate. As a result, PMIBV’s share of holdings in Medicago Inc. was reduced to approximately 25%. The guarantees are in effect through March 31, 2026.

Note 9. Income Taxes:
Income tax provisions for jurisdictions outside the United States of America, as well as state and local income tax provisions, were determined on a separate company basis, and the related assets and liabilities were recorded in PMI’s condensed consolidated balance sheets.

On March 11, 2021, the American Rescue Plan Act of 2021 ("the Act") was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. As of June 30, 2021, PMI has determined that the Act had no significant impact on PMI's effective tax rate.

PMI’s effective tax rates for the six months and three months ended June 30, 2021 were 21.7% and 22.0%, respectively. PMI’s effective tax rates for the six months and three months ended June 30, 2020 were 21.7% and 20.7%, respectively. The effective tax rate for the six months ended June 30, 2021 was favorably impacted by the corporate income tax rate reduction in the Philippines (enacted in the first quarter of 2021). The effective tax rate for the six months ended June 30, 2020 was favorably impacted by the corporate income tax rate reduction in Indonesia (enacted in the second quarter of 2020). PMI estimates that its full-year 2021 effective tax rate will be around 22%, excluding discrete tax events. Changes in currency exchange rates, earnings mix by taxing jurisdiction or future regulatory developments may have an impact on the effective tax rates, which PMI monitors each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 10. Indebtedness:
Short-term Borrowings:
PMI's short-term borrowings, consisting of bank loans to certain PMI subsidiaries at June 30, 2021 and December 31, 2020, had a carrying value of $136 million and $244 million, respectively. The fair values of PMI’s short-term borrowings, based on current market interest rates, approximate carrying value.

Long-term Debt:
At June 30, 2021 and December 31, 2020, PMI’s long-term debt consisted of the following:

(in millions)	June 30, 2021	December 31, 2020
U.S. dollar notes, 0.875% to 6.375% (average interest rate 3.232%), due through 2044	$20,134	$21,221
Foreign currency obligations:
Euro notes, 0.125% to 3.125% (average interest rate 1.995%), due through 2039	8,082	9,253
Swiss franc notes, 1.625% to 2.000% (average interest rate 1.830%), due through 2024	597	622
Other (average interest rate 3.724%), due through 2025 (a)	209	196
Carrying value of long-term debt	29,022	31,292
Less current portion of long-term debt	1,608	3,124
	$27,414	$28,168
(a) Includes mortgage debt in Switzerland as well as $56 million and $37 million in finance leases at June 30, 2021 and December 31, 2020, respectively.

The fair value of PMI’s outstanding long-term debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. At June 30, 2021, the fair value of PMI's outstanding long-term debt, excluding the aforementioned finance leases, was as follows:

(in millions)	June 30, 2021
Level 1	$31,789
Level 2	167

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
At June 30, 2021, PMI's total committed credit facilities were as follows:

(in billions)

Type	Committed Credit Facilities
364-day revolving credit, expiring February 1, 2022	$1.75
Multi-year revolving credit, expiring October 1, 2022	3.50
Multi-year revolving credit, expiring February 10, 2025(a)	2.00
Total facilities	$7.25
(a) On January 29, 2021, PMI entered into an agreement, effective February 10, 2021, to amend and extend the term of its $2.0 billion multi-year revolving credit facility, for an additional year covering the period February 11, 2025 to February 10, 2026, in the amount of $1.86 billion. Effective July 2, 2021, the total facility amount for this additional year is $1.95 billion.

At June 30, 2021, there were no borrowings under these committed credit facilities, and the entire committed amounts were available for borrowing.

Note 11. Accumulated Other Comprehensive Losses:
PMI’s accumulated other comprehensive losses, net of taxes, consisted of the following:

(Losses) Earnings	At	At	At
(in millions)	June 30, 2021	December 31, 2020	June 30, 2020
Currency translation adjustments	$(6,586)	$(6,843)	$(6,311)
Pension and other benefits	(4,073)	(4,253)	(3,680)
Derivatives accounted for as hedges	(6)	(85)	(18)
Total accumulated other comprehensive losses	$(10,665)	$(11,181)	$(10,009)

Reclassifications from Other Comprehensive Earnings

The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement, are shown on the condensed consolidated statements of comprehensive earnings for the six months and three months ended June 30, 2021 and 2020. For additional information, see Note 3. Benefit Plans for disclosures related to PMI's pension and other benefits and Note 5. Financial Instruments for disclosures related to derivative financial instruments.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 12. Related Parties - Equity Investments and Other:

Equity Method Investments:

At June 30, 2021 and December 31, 2020, PMI had total equity method investments of $907 million and $966 million, respectively. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses, dividends, capital contributions, changes in ownership interests and movements in currency translation adjustments. The carrying value of our equity method investments at June 30, 2021 and December 31, 2020 exceeded our share of the investees' book value by $773 million and $773 million, respectively. The difference between the investment carrying value and the amount of underlying equity in net assets, excluding $742 million and $745 million attributable to goodwill as of June 30, 2021 and December 31, 2020, respectively, is being amortized on a straight-line basis over the underlying assets' estimated useful lives of 10 to 20 years. At June 30, 2021 and December 31, 2020, PMI received year-to-date dividends from equity method investees of $73 million and $79 million, respectively.

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

The fair value of PMI’s other equity securities, which have been classified within Level 1, was $242 million at June 30, 2021. Unrealized pre-tax gain (loss) was not material for the six months and three months ended June 30, 2021.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Financial activity with the above related parties:

PMI’s net revenues and expenses with the above related parties were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2021	2020	2021	2020

Net revenues:
Megapolis Group	$1,038	$1,026	$555	$530
Other	560	523	280	242
Net revenues (a)	$1,598	$1,549	$835	$772

Expenses:
Other	$33	$27	$16	$8
Expenses	$33	$27	$16	$8
(a) Net revenues exclude excise taxes and VAT billed to customers.

PMI’s balance sheet activity with the above related parties was as follows:

(in millions)	At June 30, 2021	At December 31, 2020

Receivables:
Megapolis Group	$521	$209
Other	282	156
Receivables	$803	$365

Payables:
Other	$14	$13
Payables	$14	$13
The activities with the above related parties are in the ordinary course of business, and are primarily for distribution, service fees, contract manufacturing and license agreements. PMI eliminated its respective share of all significant intercompany transactions with the equity method investees.

Note 13. Sale of Accounts Receivable:
To mitigate risk and enhance cash and liquidity management, PMI sells trade receivables to unaffiliated financial institutions. These arrangements allow PMI to sell, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold are generally short-term in nature and are removed from the condensed consolidated balance sheets. PMI sells trade receivables under two types of arrangements, servicing and non-servicing. For servicing arrangements, PMI continues to service the sold trade receivables on an administrative basis and does not act on behalf of the unaffiliated financial institutions. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material as of June 30, 2021 and June 30, 2020. Under the non-servicing arrangements, PMI does not provide any administrative support or servicing after the trade receivables have been sold to the unaffiliated financial institutions.

Cumulative trade receivables sold, including excise taxes, for the six months ended June 30, 2021 and 2020, were $5.5 billion. PMI’s operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of June 30, 2021 and June 30, 2020, were $0.7 billion, and $0.6 billion, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows. The difference between the carrying amount of the trade receivables sold and the sum of

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
the cash received is recorded as a loss on sale of trade receivables within marketing, administration and research costs in the condensed consolidated statements of earnings. For the six months and three months ended June 30, 2021 and 2020, the loss on sale of trade receivables was not material.

Note 14. Product Warranty:

PMI's heat-not-burn devices and e-vapor products are subject to standard product warranties generally for a period of 12 months from the date of purchase or such other periods as required by law. PMI generally provides in cost of sales for the estimated cost of warranty in the period the related revenue is recognized. PMI assesses the adequacy of its accrued product warranties and adjusts the amounts as necessary based on actual experience and changes in future estimates. Factors that affect product warranties may vary across markets but typically include device version mix, product failure rates, logistics and service delivery costs, and warranty policies. PMI accounts for its product warranties within other accrued liabilities. At June 30, 2021 and December 31, 2020, these amounts were as follows:

(in millions)	At June 30, 2021	At December 31, 2020
Balance at beginning of period	$137	$140
Changes due to:
Warranties issued	80	242
Settlements	(99)	(254)
Currency/Other	—	9
Balance at end of period	$118	$137

Note 15. Leases:

The components of PMI’s lease cost were as follows for the six months and three months ended June 30, 2021 and 2020:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2021	2020	2021	2020
Operating lease cost	$126	$117	$66	$57
Short-term lease cost	25	25	15	12
Variable lease cost	14	15	7	7
Total lease cost	$165	$157	$88	$76

Note 16. Asset Impairment and Exit Costs:

For the six months and three months ended June 30, 2021, PMI recorded total pre-tax asset impairment and exit costs of $127 million and $79 million, respectively. For the six months and three months ended June 30, 2020, PMI recorded total pre-tax asset impairment and exit costs of $71 million. The total pre-tax asset impairment and exit costs were included in marketing, administration and research costs on the condensed consolidated statements of earnings.

South Korea

In the first quarter of 2021, PM Korea commenced the implementation of a new business operating model, which requires the restructuring of its current distribution agreements. As a result, PMI recorded exit costs of $26 million in the first quarter of 2021 related to contract terminations with certain distributors; exit costs will continue to be recorded as the agreements are executed. There were no exit costs incurred in the second quarter of 2021 related to this restructuring of distribution agreements in South Korea. The implementation of the new business operating model is expected to be completed in the second half of 2021.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Organizational Design Optimization

As part of PMI’s transformation to a smoke-free future, PMI seeks to optimize its organizational design, which includes the elimination, relocation and outsourcing of certain operations center and centralized activities. In January 2020, PMI commenced a multi-phase restructuring project in Switzerland. PMI initiated the employee consultation procedures, as required under Swiss law, for the impacted employees. In 2020, the consultation procedures for two phases were completed. Additional phases commenced during the first quarter of 2021. The consultation procedures for these phases were completed in June 2021, impacting approximately 130 positions. Additionally, since the commencement of this multi-phase restructuring project in 2020, PMI launched a voluntary separation program in Switzerland for certain eligible employees and announced the outsourcing of certain activities in Argentina, Indonesia, Poland and the United States. This multi-phase restructuring project is expected to be completed in the second half of 2021 upon finalization of the voluntary separation program in Switzerland.

For the six months and three months ended June 30, 2021, PMI recorded pre-tax charges of $101 million and $79 million, respectively, and for the six months and three months ended June 30, 2020, PMI recorded pre-tax charges of $71 million, related to the organizational design optimization. Since inception of this multi-phase restructuring project in 2020 through June 30, 2021, approximately 950 positions in total were impacted, resulting in cumulative pre-tax charges of $250 million related to the organizational design optimization program. Of this cumulative pre-tax amount, $242 million related to separation program charges and $8 million related to asset impairment charges.

The amounts related to the potential pension settlement accounting impact of the restructuring, which could be significant, have not been reflected in 2021 as the full-year thresholds for accounting were not expected to be exceeded as of June 30, 2021.

Asset Impairment and Exit Costs by Segment

PMI recorded the following pre-tax asset impairment and exit costs by segment:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2021	2020	2021	2020
Separation programs: (1)
European Union	$44	$24	$35	$24
Eastern Europe	9	6	7	6
Middle East & Africa	10	8	8	8
South & Southeast Asia	13	10	10	10
East Asia & Australia	20	12	15	12
Latin America & Canada	5	4	4	4
Total separation programs	101	64	79	64
Contract termination charges:
East Asia & Australia	26	—	—	—
Total contract termination charges	26	—	—	—
Asset impairment charges: (1)
European Union	—	3	—	3
Eastern Europe	—	1	—	1
Middle East & Africa	—	1	—	1
South & Southeast Asia	—	1	—	1
East Asia & Australia	—	1	—	1
Latin America & Canada	—	—	—	—
Total asset impairment charges	—	7	—	7

Asset impairment and exit costs	$127	$71	$79	$71
(1) Organizational design optimization pre-tax charges in 2021 and 2020 were allocated across all operating segments.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Movement in Exit Cost Liabilities

The movement in exit cost liabilities for the six months ended June 30, 2021 was as follows:

(in millions)
Liability balance, January 1, 2021	$180
Charges, net	127
Cash spent	(153)
Currency/other	(6)
Liability balance, June 30, 2021	$148

Future cash payments for exit costs incurred to date are anticipated to be substantially paid by the end of 2022, with approximately $65 million expected to be paid in the remainder of 2021.

Note 17. Acquisitions:

In May 2021, PMI acquired 100% of AG Snus Aktieselskab ("AG Snus"), a Danish based company, and its Swedish subsidiary Tobacco House of Sweden AB fully owned by AG Snus, which operates in the oral tobacco (i.e. snus) and modern oral (i.e. nicotine pouches) product categories. The purchase price was $27 million in cash, net of cash acquired, with additional contingent payments of up to $10 million, primarily relating to product development and performance targets over a less than two-year period.

Note 18. Subsequent Event:

In July 2021, PMI deposited $1.5 billion of existing cash to a designated account. The account is operated solely for the purpose of funding the anticipated transaction of Vectura Group plc (“Vectura”), a U.K. based company. On July 9, 2021, PMI announced that it agreed with the board of Vectura on the terms of an all-cash, recommended offer to acquire Vectura for an enterprise value of GBP 852 million (approximately $1.2 billion, at the then-prevailing exchange rate). PMI will fund the transaction with existing cash and expects it to close in the second half of 2021, subject to a shareholder vote and approval by the appropriate regulatory authorities. This restricted cash of $1.5 billion (including a reserve for foreign exchange volatility) will be included in other current assets in our consolidated balance sheets starting in July 2021 until the closing.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Our Company

We are leading a transformation in the tobacco industry to create a smoke-free future and ultimately replace cigarettes with smoke-free products to the benefit of adults who would otherwise continue to smoke, society, the company, its shareholders and its other stakeholders. We are a leading international tobacco company engaged in the manufacture and sale of cigarettes, as well as smoke-free products, associated electronic devices and accessories, and other nicotine-containing products in markets outside the United States. In addition, we ship versions of our Platform 1 device and consumables to Altria Group, Inc. for sale under license in the United States, where these products have received marketing authorizations from the U.S. Food and Drug Administration ("FDA") under the premarket tobacco product application ("PMTA") pathway; the FDA has also authorized the marketing of a version of our Platform 1 device and its consumables as a Modified Risk Tobacco Product ("MRTP"), finding that an exposure modification order for these products is appropriate to promote the public health. We are building a future on a new category of smoke-free products that, while not risk-free, are a much better choice than continuing to smoke. We describe the PMTA and MRTP orders in more detail in the "Business Environment" section of this Item 2. Through multidisciplinary capabilities in product development, state-of-the-art facilities and scientific substantiation, we aim to ensure that our smoke-free products meet adult consumer preferences and rigorous regulatory requirements. Our smoke-free product portfolio includes heat-not-burn and nicotine-containing vapor products.

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

In July 2021, our Latin America & Canada operating segment was renamed as the Americas operating segment.
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

Consolidated Operating Results for the Six Months Ended June 30, 2021

•Net Revenues - Net revenues of $15.2 billion for the six months ended June 30, 2021 increased by $1.4 billion, or 10.0%, from the comparable 2020 amount. The change in our net revenues from the comparable 2020 amount was driven by the following (variances not to scale with year-to-date results):

For the six months ended June 30, 2021, net revenues, excluding favorable currency, increased by 5.3%, reflecting: favorable volume/mix, primarily driven by higher heated tobacco unit volume (notably in the EU, particularly Germany, Italy and Poland, as well as Japan, Russia and Ukraine), partly offset by lower cigarette volume (mainly in the EU Region, notably Germany, as well as Japan, Kuwait, North Africa, the Philippines and PMI Duty Free, partially offset by Indonesia and Turkey); and a favorable pricing variance (notably driven by Germany, Japan, North Africa, the Philippines, Russia and Turkey, partly offset by Indonesia and Poland); partially offset by the unfavorable impact of the Saudi Arabia customs assessments of $246 million, shown in "Other" and further described in the following "Diluted Earnings Per Share" discussion.

This net revenue growth reflects both the recovery of the combustible business in many markets compared to the disrupted second quarter of 2020 due to the effects of the COVID-19 pandemic, and the continued strength of IQOS, which resulted in growth of our RRP net revenues.

Net revenues by product category for the six months ended June 30, 2021 and 2020 are shown below:

•Diluted Earnings Per Share - The changes in our reported diluted earnings per share (“diluted EPS”) for the six months ended June 30, 2021, from the comparable 2020 amounts, were as follows:

	Diluted EPS	% Growth
For the six months ended June 30, 2020	$2.42
2020 Asset impairment and exit costs	0.04
2020 Fair value adjustment for equity security investments	0.04
2020 Tax items	—
Subtotal of 2020 items	0.08
2021 Asset impairment and exit costs	(0.07)
2021 Saudi Arabia customs assessments	(0.14)
2021 Tax items	—
Subtotal of 2021 items	(0.21)
Currency	0.15
Interest	(0.01)
Change in tax rate	0.03
Operations	0.47
For the six months ended June 30, 2021	$2.93	21.1%

Asset impairment and exit costs – During the six months ended June 30, 2021, we recorded pre-tax asset impairment and exit costs of $127 million, representing $105 million net of income tax and a diluted EPS charge of $0.07 per share, related to the organizational design optimization plan, primarily in Switzerland, and the product distribution restructuring in South Korea. During the six months ended June 30, 2020, we recorded pre-tax asset impairment and exit costs of $71 million, representing $57 million net of income tax and a diluted EPS charge of $0.04, related to the organizational design optimization plan, primarily in Switzerland. The total pre-tax charges were included in marketing, administration and research costs on the condensed consolidated statements of earnings. For further details, see Note 16. Asset Impairment and Exit Costs.

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

Saudi Arabia customs assessments – In June 2021, the Customs Appeal Committee in Riyadh notified our distributors in Saudi Arabia of its decisions to largely reject their challenges of the Saudi Arabia Customs General Authority assessments as described in Note 8. Contingencies. On the basis of these decisions and in line with arrangements with the distributors, we recorded a pre-tax charge of $246 million in the second quarter of 2021 (representing $215 million net of income tax and a diluted EPS charge of $0.14 per share). The pre-tax charge was recorded as a reduction of net revenues on the condensed consolidated statement of earnings and was included in the Middle East & Africa segment results.

Currency – The favorable impact of $0.15 per share during the reporting period results from the fluctuations of the U.S. dollar, especially against the Euro and Japanese yen. This favorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Income taxes – The change in the tax rate that increased our diluted EPS by $0.03 per share in the table above was primarily due to the corporate income tax rate reduction in the Philippines (enacted in the first quarter of 2021), as well as changes in earnings mix by taxing jurisdiction.

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
•Middle East & Africa: Favorable pricing and lower manufacturing costs, partially offset by unfavorable volume/mix; and
•Latin America & Canada: Lower marketing, administration and research costs and favorable pricing;
partially offset by
•South & Southeast Asia: Unfavorable volume/mix and unfavorable pricing.

Consolidated Operating Results for the Three Months Ended June 30, 2021

•Net Revenues - Net revenues of $7.6 billion for the three months ended June 30, 2021 increased by $0.9 billion, or 14.2%, from the comparable 2020 amount. The change in our net revenues from the comparable 2020 amount was driven by the following (variances not to scale with quarterly results):
During the quarter, net revenues, excluding favorable currency, increased by 7.9%, mainly reflecting: favorable volume/mix, primarily driven by higher heated tobacco unit volume (notably in the EU, particularly Italy and Poland, as well as Japan, Russia and Ukraine) and higher cigarette volume (mainly in Indonesia, Italy, PMI Duty Free and Spain, partly offset by the GCC, Germany, Japan and the Philippines); and a favorable pricing variance (notably driven by Germany, Japan, the Philippines, Russia and Turkey, partly offset by Indonesia); partly offset by the unfavorable impact of the Saudi Arabia customs assessments of $246 million, shown in "Other".

This net revenue growth reflects both the recovery of the combustible business in many markets compared to the disrupted second quarter of 2020 due to the effects of the COVID-19 pandemic, and the continued strength of IQOS, which resulted in growth of our RRP net revenues.

Net revenues by product category for the three months ended June 30, 2021 and 2020, are shown below:

•Diluted Earnings Per Share - The changes in our reported diluted EPS for the three months ended June 30, 2021, from the comparable 2020 amounts, were as follows:

	Diluted EPS	% Growth
For the three months ended June 30, 2020	$1.25
2020 Asset impairment and exit costs	0.04
2020 Fair value adjustment for equity security investments	—
2020 Tax items	—
Subtotal of 2020 items	0.04
2021 Asset impairment and exit costs	(0.04)
2021 Saudi Arabia customs assessments	(0.14)
2021 Tax items	—
Subtotal of 2021 items	(0.18)
Currency	0.05
Interest	—
Change in tax rate	(0.01)
Operations	0.24
For the three months ended June 30, 2021	$1.39	11.2%

Asset impairment and exit costs – In the second quarter of 2021, we recorded pre-tax asset impairment and exit costs of $79 million, representing $67 million net of income tax and a diluted EPS charge of $0.04 per share, related to the organizational design optimization plan, primarily in Switzerland. In the second quarter of 2020, we recorded pre-tax asset impairment and exit costs of $71 million, representing $57 million net of income tax and a diluted EPS charge of $0.04 per share, related to the organizational design optimization plan, primarily in Switzerland. The total pre-tax charge was included in marketing, administration and research costs on the condensed consolidated statements of earnings. For further details, see Note 16. Asset Impairment and Exit Costs.

Saudi Arabia customs assessments – In June 2021, the Customs Appeal Committee in Riyadh notified our distributors in Saudi Arabia of its decisions to largely reject their challenges of the Saudi Arabia Customs General Authority assessments as described in Note 8. Contingencies. On the basis of these decisions and in line with arrangements with the distributors, we recorded a pre-tax charge of $246 million in the second quarter of 2021 (representing $215 million net of income tax and a diluted EPS charge of $0.14 per share). The pre-tax charge was recorded as a reduction of net revenues on the condensed consolidated statement of earnings and was included in the Middle East & Africa segment results.

Currency – The favorable impact of $0.05 per share during the reporting period results from the fluctuations of the U.S. dollar, especially against the Euro. This favorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Income Taxes – The change in the tax rate that decreased our diluted EPS by $0.01 per share in the table above was primarily due to the corporate income tax rate reduction in Indonesia (enacted in the second quarter of 2020).

Operations – The increase in diluted EPS of $0.24 from our operations in the table above was due primarily to the following segments:

•European Union: Favorable volume/mix, lower manufacturing costs and favorable pricing, partially offset by higher marketing, administration and research costs;
•Eastern Europe: Favorable volume/mix, favorable pricing and lower manufacturing costs;
•Middle East & Africa: Favorable volume/mix and favorable pricing, partially offset by lower fees for certain distribution rights and higher marketing, administration and research costs;
•East Asia & Australia: Favorable pricing and lower manufacturing costs, partially offset by higher marketing, administration and research costs and unfavorable volume/mix;
•South & Southeast Asia: Favorable volume/mix and favorable pricing, partially offset by higher marketing, administration and research costs; and
•Latin America & Canada: Favorable pricing and favorable volume/mix.

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

Discussion and Analysis
Consolidated Operating Results
See pages 91-99 for a discussion of our "Cautionary Factors That May Affect Future Results." Our net revenues and operating income by segment are shown in the table below:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2021	2020	2021	2020
Net revenues:
European Union	$6,058	$5,010	$3,149	$2,475
Eastern Europe	1,691	1,571	895	783
Middle East & Africa	1,361	1,580	560	704
South & Southeast Asia	2,219	2,140	1,046	889
East Asia & Australia	2,986	2,687	1,514	1,432
Latin America & Canada	864	816	430	368
Net revenues	$15,179	$13,804	$7,594	$6,651
Operating income:
European Union	$3,131	$2,336	$1,641	$1,178
Eastern Europe	575	365	314	266
Middle East & Africa	351	558	16	237
South & Southeast Asia	860	888	331	289
East Asia & Australia	1,410	1,155	715	669
Latin America & Canada	246	218	112	92
Operating income	$6,573	$5,520	$3,129	$2,731

Our net revenues by product category are shown in the table below:

PMI Net Revenues by Product Category
(in millions)	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Combustible Products
European Union	$4,113	$3,855	6.7%	$2,162	$1,945	11.2%
Eastern Europe	1,047	1,045	0.1%	555	522	6.2%
Middle East & Africa	1,307	1,528	(14.5)%	527	696	(24.2)%
South & Southeast Asia	2,216	2,140	3.5%	1,045	889	17.5%
East Asia & Australia	1,259	1,272	(1.0)%	611	630	(3.0)%
Latin America & Canada	840	803	4.6%	418	363	15.3%
Total Combustible Products	$10,781	$10,643	1.3%	$5,318	$5,045	5.4%
Reduced-Risk Products
European Union	$1,945	$1,155	68.5%	$987	$530	86.2%
Eastern Europe	644	526	22.6%	340	261	30.5%
Middle East & Africa	54	52	4.0%	33	8	+100%
South & Southeast Asia	3	—	—%	1	—	—%
East Asia & Australia	1,727	1,415	22.0%	903	802	12.6%
Latin America & Canada	24	13	79.5%	12	5	+100%
Total Reduced-Risk Products	$4,398	$3,161	39.1%	$2,276	$1,606	41.7%

Total PMI Net Revenues	$15,179	$13,804	10.0%	$7,594	$6,651	14.2%
Note: Sum of product categories or Regions might not foot to total PMI due to roundings.

Items affecting the comparability of results from operations were as follows:

•Asset impairment and exit costs – See Note 16. Asset Impairment and Exit Costs for a breakdown of these costs by segment for the six months and three months ended June 30, 2021 and 2020.
•Saudi Arabia customs assessments – See Note 8. Contingencies for the details of the $246 million reduction in net revenues of combustible products included in the Middle East & Africa segment for the six months and three months ended June 30, 2021.

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

References to "Cost/Other" in the Consolidated Financial Summary table of total PMI and the six operating segments throughout this "Discussion and Analysis" reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs (including asset impairment and exit costs); and amortization of intangibles. “Cost/Other” also includes the currency-neutral net revenue variance, unrelated to volume/mix and price components, attributable to: fees for certain distribution rights billed to customers in certain markets in the ME&A Region and the Saudi Arabia customs assessment net revenue adjustment.

Our shipment volume by segment for cigarettes and heated tobacco units is shown in the table below:

PMI Shipment Volume (Million Units)
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Cigarettes
European Union	78,273	80,963	(3.3)%	41,504	40,317	2.9%
Eastern Europe	42,751	45,076	(5.2)%	22,785	23,657	(3.7)%
Middle East & Africa	57,989	57,184	1.4%	30,347	27,188	11.6%
South & Southeast Asia	70,209	70,941	(1.0)%	35,321	33,346	5.9%
East Asia & Australia	22,330	24,370	(8.4)%	10,968	12,071	(9.1)%
Latin America & Canada	30,098	29,843	0.9%	15,213	14,780	2.9%
Total Cigarettes	301,650	308,377	(2.2)%	156,138	151,359	3.2%
Heated Tobacco Units
European Union	13,347	8,888	50.2%	6,921	4,227	63.7%
Eastern Europe	12,475	9,492	31.4%	6,840	5,126	33.4%
Middle East & Africa	908	655	38.6%	512	185	+100%
South & Southeast Asia	72	—	—%	39	—	—%
East Asia & Australia	19,043	16,198	17.6%	9,904	9,076	9.1%
Latin America & Canada	245	202	21.3%	140	94	48.9%
Total Heated Tobacco Units	46,090	35,435	30.1%	24,356	18,708	30.2%
Cigarettes and Heated Tobacco Units
European Union	91,620	89,851	2.0%	48,425	44,544	8.7%
Eastern Europe	55,226	54,568	1.2%	29,625	28,783	2.9%
Middle East & Africa	58,897	57,839	1.8%	30,859	27,373	12.7%
South & Southeast Asia	70,281	70,941	(0.9)%	35,360	33,346	6.0%
East Asia & Australia	41,373	40,568	2.0%	20,872	21,147	(1.3)%
Latin America & Canada	30,343	30,045	1.0%	15,353	14,874	3.2%
Total Cigarettes and Heated Tobacco Units	347,740	343,812	1.1%	180,494	170,067	6.1%

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

North Africa is defined as Algeria, Egypt, Libya, Morocco and Tunisia.

The Gulf Cooperation Council ("GCC") is defined as Bahrain, Kuwait, Oman, Qatar, Saudi Arabia and the United Arab Emirates (UAE).

References to total industry, total market, our shipment volume and our market share performance reflect cigarettes and heated tobacco units, unless otherwise stated,

From time to time, PMI’s shipment volumes are subject to the impact of distributor inventory movements, and estimated total industry/market volumes are subject to the impact of inventory movements in various trade channels that include estimated trade inventory movements of PMI’s competitors arising from market-specific factors that significantly distort reported volume disclosures. Such factors may include changes to the manufacturing supply chain, shipment methods, consumer demand, timing of excise tax increases or other influences that may affect the timing of sales to customers. In such instances, in addition to reviewing PMI shipment volumes and certain estimated total industry/market volumes on a reported basis, management reviews these measures on an adjusted basis that excludes the impact of distributor and/or estimated trade inventory movements. Management also believes that disclosing PMI shipment volumes and estimated total industry/market volumes in such circumstances on a basis that excludes the impact of distributor and/or estimated trade inventory movements improves the comparability of performance and trends for these measures over different reporting periods.

Key market data regarding total market size, our shipments and market share are shown in the tables below:

	For the Six Months Ended June 30,
			PMI Shipments (billion units)						PMI Market Share (%)(1)
Market	Total Market (billion units)		Total		Cigarette		Heated Tobacco Unit		Total		Heated Tobacco Unit
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Total	1,265.1	1,222.6	347.7	343.8	301.7	308.4	46.1	35.4	27.0	27.8	3.5	2.9

European Union
France	17.3	18.2	7.9	8.5	7.8	8.4	0.1	0.1	43.6	44.7	0.6	0.4
Germany	36.0	36.0	14.3	14.5	13.2	13.7	1.1	0.8	39.8	40.4	3.1	2.2
Italy	33.8	32.0	19.5	17.1	15.1	14.6	4.4	2.5	52.9	52.0	11.2	7.5
Poland	23.2	21.5	8.6	8.5	7.3	7.6	1.4	0.9	37.1	39.7	5.9	4.3
Spain	20.1	20.0	6.8	6.4	6.6	6.2	0.2	0.2	31.1	31.1	1.2	1.0

Eastern Europe
Russia	104.2	103.6	33.3	32.9	25.4	26.7	7.9	6.2	31.3	32.6	7.5	6.2

Middle East & Africa
Saudi Arabia	10.7	10.3	4.2	3.8	4.1	3.8	0.1	—	41.8	39.4	0.8	0.1
Turkey	55.8	54.3	24.5	21.8	24.5	21.8	—	—	43.9	40.1	—	—

South & Southeast Asia
Indonesia	142.7	131.3	40.0	38.5	40.0	38.5	—	—	28.0	29.3	—	—
Philippines	26.9	29.5	16.7	20.5	16.7	20.5	0.1	—	62.2	69.3	0.3	—

East Asia & Australia
Australia	4.8	5.1	1.5	1.5	1.5	1.5	—	—	31.8	29.4	—	—
Japan	67.6	70.6	28.0	26.9	11.4	13.1	16.5	13.8	38.7	36.6	23.0	19.7
South Korea	34.9	34.6	7.0	7.4	4.7	5.1	2.3	2.3	20.0	21.4	6.6	6.6

Latin America & Canada
Argentina	17.5	15.7	9.8	10.0	9.8	10.0	—	—	56.0	64.0	—	—
Mexico	14.8	14.2	9.1	8.8	9.1	8.7	—	—	61.4	61.6	0.3	0.2

(1) Market share estimates are calculated using IMS data
Note: % change for Total Market and PMI shipments is computed based on millions of units. "-" indicates volume below 50 million units and market share below 0.1%

	For the Three Months Ended June 30,
			PMI Shipments (billion units)						PMI Market Share (%)(1)
Market	Total Market (billion units)		Total		Cigarette		Heated Tobacco Unit		Total		Heated Tobacco Unit
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Total	649.9	607.4	180.5	170.1	156.1	151.4	24.4	18.7	27.3	28.1	3.5	3.0

European Union
France	9.1	9.8	4.1	4.5	4.1	4.4	—	—	43.5	44.9	0.6	0.5
Germany	18.6	20.0	7.2	7.8	6.7	7.4	0.5	0.4	38.8	38.9	2.7	2.0
Italy	17.9	16.3	9.9	7.9	7.7	6.8	2.2	1.1	53.1	52.1	11.2	7.7
Poland	12.5	10.6	4.7	4.2	3.9	3.7	0.8	0.5	37.5	39.3	6.3	4.4
Spain	10.5	9.6	4.1	2.7	4.0	2.7	0.1	0.1	31.1	31.3	1.2	1.0

Eastern Europe
Russia	55.1	56.7	17.6	17.9	13.3	14.3	4.3	3.6	31.6	32.7	7.3	6.0

Middle East & Africa
Saudi Arabia	5.3	6.0	2.0	2.7	1.9	2.7	0.1	—	41.5	38.6	0.9	0.2
Turkey	30.5	28.3	13.5	11.7	13.5	11.7	—	—	44.3	41.1	—	—

South & Southeast Asia
Indonesia	71.7	63.8	20.1	18.0	20.1	18.0	—	—	28.1	28.3	—	—
Philippines	13.8	14.2	8.6	9.7	8.5	9.7	—	—	62.0	68.4	0.3	—

East Asia & Australia
Australia	2.4	2.6	0.7	0.8	0.7	0.8	—	—	30.8	30.8	—	—
Japan	35.0	35.1	14.2	14.1	5.5	6.3	8.6	7.8	38.3	36.8	22.7	20.2
South Korea	18.1	18.4	3.6	3.8	2.4	2.6	1.2	1.2	20.0	21.1	6.5	6.6

Latin America & Canada
Argentina	8.1	7.7	4.5	4.8	4.5	4.8	—	—	56.2	62.0	—	—
Mexico	8.0	7.6	5.1	4.7	5.0	4.7	—	—	63.0	62.1	0.3	0.2

(1) Market share estimates are calculated using IMS data
Note: % change for Total Market and PMI shipments is computed based on millions of units. "-" indicates volume below 50 million units and market share below 0.1%

Consolidated Operating Results for the Six Months Ended June 30, 2021

The following discussion compares our consolidated operating results for the six months ended June 30, 2021, with the six months ended June 30, 2020.

Our total shipment volume increased by 1.1%, driven by:
•the EU, reflecting higher heated tobacco unit shipment volume across the Region, particularly in Italy and Poland, partly offset by lower cigarette shipment volume, notably in the Czech Republic, France and Germany, partly offset by Italy and Spain;
•Eastern Europe, reflecting higher heated tobacco unit shipment volume, notably in Russia and Ukraine, partly offset by lower cigarette shipment volume, mainly in Russia and Ukraine;
•Middle East & Africa, reflecting higher cigarette shipment volume (primarily in Turkey, partly offset by the GCC, North Africa and PMI Duty Free), as well as higher heated tobacco unit shipment volume (driven notably by the GCC and Lebanon, partly offset by PMI Duty Free);
•East Asia & Australia, reflecting higher heated tobacco unit shipment volume driven by Japan, partly offset by lower cigarette shipment volume, predominantly in Japan and South Korea; and

•Latin America & Canada, reflecting higher cigarette shipment volume, primarily in Brazil and Mexico, partially offset by Argentina;
partly offset by
•South & Southeast Asia, reflecting lower cigarette shipment volume, primarily in the Philippines, partially offset by Indonesia, Pakistan and Thailand.

Impact of Inventory Movements

The net impact of estimated distributor inventory movements for the first half of the year was immaterial to our total shipment volume performance. Our total in-market sales volume increased by 0.5%.

Our cigarette shipment volume by brand and heated tobacco units shipment volume are shown in the table below:

PMI Shipment Volume by Brand (Million Units)
	Six Months Year-to-Date
	2021	2020	Change
Cigarettes
Marlboro	112,148	114,057	(1.7)%
L&M	42,464	45,025	(5.7)%
Chesterfield	27,027	25,507	6.0%
Philip Morris	20,774	22,569	(7.9)%
Parliament	18,980	16,035	18.4%
Sampoerna A	17,884	15,802	13.2%
Dji Sam Soe	11,126	11,972	(7.1)%
Bond Street	9,158	12,041	(23.9)%
Lark	7,781	8,213	(5.3)%
Sampoerna Hijau	4,228	3,043	38.9%
Others	30,080	34,113	(11.8)%
Total Cigarettes	301,650	308,377	(2.2)%
Heated Tobacco Units	46,090	35,435	30.1%
Total Cigarettes and Heated Tobacco Units	347,740	343,812	1.1%
Note: Sampoerna A includes Sampoerna; Philip Morris includes Philip Morris/Dubliss; and Lark includes Lark Harmony.

Our cigarette shipment volume of the following brands increased:

•Chesterfield, mainly due to Brazil, the Philippines and Russia, partly offset by Saudi Arabia;
•Parliament, primarily due to Russia, Saudi Arabia and Turkey, partly offset by Japan;
•Sampoerna A in Indonesia, mainly due to premium A Mild; and
•Sampoerna Hijau in Indonesia.
Our cigarette shipment volume of the following brands decreased:
•Marlboro, mainly due to France, Japan, Kuwait, the Philippines and PMI Duty Free, partly offset by Mexico and Turkey;
•L&M, notably due to Egypt, Germany, Poland and Turkey, partly offset by Spain and Thailand;
•Philip Morris, primarily due to Indonesia, Italy and Russia, partly offset by Japan;
•Dji Sam Soe in Indonesia, mainly due to Dji Sam Soe Magnum Mild;
•Bond Street, mainly due to Russia and Ukraine;

•Lark, primarily due to Japan; and
•"Others," notably due to: mid-price Fortune (Philippines), Hope (Philippines) and Sampoerna U (Indonesia); and low-price Jackpot (Philippines); partly offset by low-price Diana (Italy) and Morven (Pakistan).

The increase in our heated tobacco unit shipment volume was mainly driven by the EU (notably Italy), Eastern Europe (notably Russia and Ukraine) and Japan.

International Share of Market (excluding China and the United States)

Our total international market share (excluding China and the United States), defined as our cigarette and heated tobacco unit sales volume as a percentage of total industry cigarette and heated tobacco unit sales volume, decreased by 0.8 points to 27.0%, reflecting:
•Total international market share for cigarettes of 23.5%, down by 1.4 points; and
•Total international market share for heated tobacco units of 3.5%, up by 0.6 points.
Our total international cigarette sales volume as a percentage of total industry cigarette sales volume was down by 1.2 points to 24.6%, mainly reflecting lower cigarette market share and/or an unfavorable geographic mix impact, notably in Japan, the Philippines and Russia, partly offset by Turkey.

Financial Summary
Financial Summary - Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2021	2020	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues (1)	$15,179	$13,804	10.0%	5.3%	$1,375	$645	$432	$544	$(246)
Cost of Sales	(4,627)	(4,581)	(1.0)%	3.8%	(46)	(220)	—	(118)	292
Marketing, Administration and Research Costs (2)	(3,942)	(3,666)	(7.5)%	(4.5)%	(276)	(110)	—	—	(166)
Amortization of Intangibles	(37)	(37)	—%	2.7%	—	(1)	—	—	1
Operating Income	$6,573	$5,520	19.1%	13.4%	$1,053	$314	$432	$426	$(119)
(1) Cost/Other variance includes a $246 million reduction in net revenues in 2021 related to the Saudi Arabia customs assessments. For more details, see Note 8. Contingencies.
(2) Cost/Other variance includes charges in 2021 and 2020 of $127 million and $71 million, respectively, for asset impairment and exit costs.

For the six months ended June 30, 2021, net revenues, excluding favorable currency, increased by 5.3%, mainly reflecting: favorable volume/mix, primarily driven by higher heated tobacco unit volume (notably in the EU, particularly Germany, Italy and Poland, as well as Japan, Russia and Ukraine), partly offset by lower cigarette volume (mainly in the EU Region, notably Germany, as well as Japan, Kuwait, North Africa, the Philippines and PMI Duty Free, partially offset by Indonesia and Turkey); and a favorable pricing variance (notably driven by Germany, Japan, North Africa, the Philippines, Russia and Turkey, partly offset by Indonesia and Poland); partially offset by the unfavorable impact of the Saudi Arabia customs assessments of $246 million, shown in "Cost/Other". Excluding the unfavorable impact of the Saudi Arabia customs assessments of $246 million, net revenues increased by 11.7%, or 7.1% excluding favorable currency of $645 million.

The favorable currency in net revenues was due primarily to the Euro, Indonesian rupiah, Japanese yen and Philippine peso, partially offset by the Russian ruble and Turkish lira.

Net revenues include $4.4 billion in 2021 and $3.2 billion in 2020 related to the sale of RRPs. IQOS devices accounted for approximately 5% of RRP net revenues for the six months ended June 30, 2021, reflecting longer replacement times and fewer second device purchases for existing users due to improving battery lives, functionality and reliability; and lower device prices in certain markets as we prepare for the launch of the new IQOS ILUMA device.

Operating income, excluding favorable currency, increased by 13.4%, primarily reflecting: a favorable pricing variance;

favorable volume/mix, mainly driven by the same factors as for net revenues noted above; and lower manufacturing costs (driven by productivity gains related to reduced-risk and combustible products); partly offset by the unfavorable impact of the Saudi Arabia customs assessments (as noted above for net revenues); and higher marketing, administration and research costs, including higher asset impairment and exit costs (mainly related to organizational design optimization, as well as product distribution restructuring in South Korea).

Interest expense, net, of $328 million increased by $37 million (12.7%).

Our effective tax rate was flat at 21.7%. We estimate that our full-year 2021 effective tax rate will be around 22%, excluding discrete tax events. For further details, see Note 9. Income Taxes.

Net earnings attributable to PMI of $4.6 billion increased by $817 million or 21.7%. This increase was due primarily to higher operating income as discussed above. Basic EPS of $2.94 increased by 21.5%. Diluted EPS of $2.93 increased by 21.1%. Excluding a favorable currency impact of $0.15, diluted EPS increased by 14.9%.

Consolidated Operating Results for the Three Months Ended June 30, 2021
The following discussion compares our consolidated operating results for the three months ended June 30, 2021, with the three months ended June 30, 2020.

Our total shipment volume increased by 6.1%, driven by:

•the EU, reflecting higher heated tobacco unit shipment volume across the Region, notably in Italy, and higher cigarette shipment volume, notably in Italy and Spain, partly offset by Germany;
•Eastern Europe, reflecting higher heated tobacco unit shipment volume across the Region, primarily in Russia and Ukraine, partly offset by lower cigarette shipment volume, notably in Russia;
•Middle East & Africa, mainly reflecting higher cigarette shipment volume, primarily in North Africa (particularly Egypt), PMI Duty Free and Turkey, partly offset by the GCC (predominantly Saudi Arabia);
•South & Southeast Asia, primarily reflecting higher cigarette shipment volume, mainly in Indonesia and Thailand, partly offset by the Philippines; and
•Latin America & Canada, mainly reflecting higher cigarette shipment volume, notably in Mexico, partly offset by Argentina;
partly offset by
•East Asia & Australia, reflecting lower cigarette shipment volume, mainly in Japan, partly offset by higher heated tobacco unit shipment volume, primarily in Japan.

Our cigarette shipment volume increase in the quarter includes a favorable comparison versus the second quarter of 2020, when pandemic-related disruption across many key markets was at its peak.

Impact of Inventory Movements

Excluding the net favorable impact of estimated distributor inventory movements of approximately 3.2 billion units, our total in-market sales increased by 4.2%, driven by a 27.6% increase in heated tobacco units and a 1.5% increase in cigarettes.
The net favorable impact of approximately 3.2 billion units reflected:
•A net favorable impact of 2.5 billion cigarettes, mainly driven by inventory movements in the second quarter of 2020 related to lower shipments to distributors due to the pandemic; and
•A net favorable impact of 0.7 billion heated tobacco units, primarily reflecting the need to maintain inventory durations for the growing category.
Our total heated tobacco unit in-market sales volume in the quarter was 23.0 billion units, reflecting sequential growth of 8.0% compared to the first quarter of 2021. The company believes that the current level of heated tobacco unit inventory is appropriate based on anticipated sales.

Our cigarette shipment volume by brand and heated tobacco units shipment volume are shown in the table below:

PMI Shipment Volume by Brand (Million Units)
	Second-Quarter
	2021	2020	Change
Cigarettes
Marlboro	58,466	54,812	6.7%
L&M	22,096	22,385	(1.3)%
Chesterfield	14,269	12,604	13.2%
Philip Morris	10,590	11,106	(4.6)%
Parliament	10,023	8,462	18.4%
Sampoerna A	9,186	7,254	26.6%
Dji Sam Soe	5,422	5,797	(6.5)%
Bond Street	4,630	6,428	(28.0)%
Lark	3,882	4,189	(7.3)%
Sampoerna Hijau	2,029	1,566	29.5%
Others	15,545	16,756	(7.2)%
Total Cigarettes	156,138	151,359	3.2%
Heated Tobacco Units	24,356	18,708	30.2%
Total Cigarettes and Heated Tobacco Units	180,494	170,067	6.1%
Note: Sampoerna A includes Sampoerna; Philip Morris includes Philip Morris/Dubliss; and Lark includes Lark Harmony

Our cigarette shipment volume of the following brands increased:
•Marlboro, mainly driven by Italy, PMI Duty Free, Spain and Turkey, partly offset by the GCC and Japan;
•Chesterfield, primarily driven by Russia, partly offset by Saudi Arabia;
•Parliament, mainly driven by Saudi Arabia and Turkey;
•Sampoerna A in Indonesia, primarily driven by premium A Mild; and
•Sampoerna Hijau in Indonesia.
Our cigarette shipment volume of the following brands decreased:
•L&M, notably due to Germany, Saudi Arabia and Turkey, partly offset by North Africa, Spain and Thailand;
•Philip Morris, primarily due to Russia;
•Dji Sam Soe in Indonesia, mainly due to Dji Sam Soe Magnum Mild;
•Bond Street, primarily due to Russia;
•Lark, mainly due to Japan; and
•"Others," primarily due to: mid-price Fortune (Philippines) and Sampoerna U (Indonesia).

The increase in our heated tobacco unit shipment volume was mainly driven by the EU (notably Italy), Eastern Europe (notably Russia and Ukraine) and Japan.

International Share of Market (excluding China and the United States)

Our total international market share (excluding China and the United States) decreased by 0.8 points to 27.3%, reflecting:
•Total international market share for cigarettes of 23.8%, down by 1.3 points; and
•Total international market share for heated tobacco units of 3.5%, up by 0.5 points.

Our total international cigarette sales volume as a percentage of total industry cigarette sales volume was down by 1.1 points to 24.9%, mainly reflecting: lower cigarette market share and/or an unfavorable geographic mix impact, notably in France, Germany, Japan, the Philippines and Russia, partly offset by Indonesia, PMI Duty Free and Turkey.

Financial Summary
Financial Summary - Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2021	2020	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues (1)	$7,594	$6,651	14.2%	7.9%	$943	$420	$226	$575	$(278)
Cost of Sales	(2,353)	(2,179)	(8.0)%	(1.9)%	(174)	(133)	—	(147)	106
Marketing, Administration and Research Costs (2)	(2,093)	(1,722)	(21.5)%	(12.3)%	(371)	(159)	—	—	(212)
Amortization of Intangibles	(19)	(19)	—%	5.3%	—	(1)	—	—	1
Operating Income	$3,129	$2,731	14.6%	9.9%	$398	$127	$226	$428	$(383)
(1) Cost/Other variance includes a $246 million reduction in net revenues in 2021 related to the Saudi Arabia customs assessments. For more details, see Note 8. Contingencies.
(2) Cost/Other variance includes charges in 2021 and 2020 of $79 million and $71 million, respectively, for asset impairment and exit costs.

During the quarter, net revenues, excluding favorable currency, increased by 7.9%, mainly reflecting: favorable volume/mix, primarily driven by higher heated tobacco unit volume (notably in the EU, particularly Italy and Poland, as well as Japan, Russia and Ukraine) and higher cigarette volume (mainly in Indonesia, Italy, PMI Duty Free and Spain, partly offset by the GCC, Germany, Japan and the Philippines); and a favorable pricing variance (notably driven by Germany, Japan, the Philippines, Russia and Turkey, partly offset by Indonesia); partly offset by the unfavorable impact of the Saudi Arabia customs assessments of $246 million, shown in "Cost/Other". Excluding the unfavorable impact of the Saudi Arabia customs assessments of $246 million, net revenues increased by 17.9%, or 11.6% excluding favorable currency of $420 million.

The favorable currency in net revenues was due primarily to the Euro, Indonesian rupiah and Mexican pesos, partially offset by the Turkish lira.

Net revenues include $2.3 billion in 2021 and $1.6 billion in 2020 related to the sale of RRPs.

Operating income, excluding favorable currency, increased by 9.9%, primarily reflecting: favorable volume/mix, primarily driven by higher heated tobacco unit volume (reflecting the same geographies as for net revenues noted above); a favorable pricing variance; and lower manufacturing costs (driven by productivity gains related to reduced-risk and combustible products); partly offset by the unfavorable impact of the Saudi Arabia customs assessments (as noted above for net revenues); and higher marketing, administration and research costs.

Interest expense, net, of $161 million was essentially flat.

Our effective tax rate increased by 1.3 percentage points to 22.0%. The effective tax rate for the three months ended June 30, 2020 was favorably impacted by the corporate income tax rate reduction in Indonesia (enacted in the second quarter of 2020). For further details, see Note 9. Income Taxes.

Net earnings attributable to PMI of $2.2 billion increased by $225 million or 11.6%. This increase was due primarily to higher operating income as discussed above, partially offset by a higher effective tax rate. Diluted and basic EPS of $1.39 increased by 11.2%. Excluding a favorable currency impact of $0.05, diluted EPS increased by 7.2%.

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

In May 2021, the WHO study group on tobacco product regulation issued its Eighth Report addressing novel and emerging nicotine and tobacco products, such as electronic nicotine delivery systems ("ENDS"), electronic non-nicotine delivery systems ("ENNDS") and heated tobacco products ("HTPs"). Although the Report presents some industry and independent research showing that heated tobacco products have the potential to reduce harm for smokers, WHO’s overall assessment is that these products are not risk-free and should be regulated in the same manner as tobacco products and in line with the FCTC provisions. The Report also recommends governments both to rely on independent research and data on the public health impact of use of heated tobacco products, and to analyze tobacco industry funded data. It is not possible to predict whether or to what extent measures recommended by the WHO study group will be implemented as the Report is not binding to the WHO Member States.

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

In May 2021, the European Commission published its first report on the application of the TPD. The report identifies significant progress made due to the implementation of the TPD and where there is still room for improvement. Most notably, it finds that the EU legislation has enhanced tobacco control, contributed to protecting the health of EU citizens by providing Member States with strong rules to address the use of tobacco products in the EU. The TPD reportedly achieved the 2% reduction target of the impact assessment with decreased smoking prevalence among youth. The report also concludes that there is scope for improvement in certain areas, such as enforcement at national level, assessment of ingredients, and a better consideration for novel and emerging products.

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

The EU Single-Use Plastics Directive, which will require tobacco manufacturers and importers to cover the costs of public collection systems for tobacco product filters, under Extended Producer Responsibility ("EPR") schemes, entered into force on July 2, 2019. To date, only a few member states transposed the Directive into national legislation. We expect remaining member states to transpose the EU Single-Use Plastics Directive into national legislation including EPR schemes by January 2023. While we cannot predict the impact of this initiative on our business at this time, we are monitoring developments in this area.

Illicit Trade: Illicit tobacco trade creates a cheap and unregulated supply of tobacco products, undermines efforts to reduce smoking prevalence, especially among youth, damages legitimate businesses and intellectual property rights, stimulates organized crime, increases corruption and reduces government tax revenue. We generally estimate that, excluding China and the U.S., illicit trade may account for as much as 12% of global cigarette consumption; this includes counterfeit, contraband and the persistent problem of “illicit whites,” which are cigarettes legally produced in one jurisdiction for the sole purpose of being exported and illegally sold in another jurisdiction where they have no legitimate market. Currently, we estimate that illicit trade in the European Union accounted for approximately 8% of total cigarette consumption in 2020.

A number of jurisdictions are considering actions to prevent illicit trade. In November 2012, the FCTC adopted the Protocol to Eliminate Illicit Trade in Tobacco Products (the “Protocol”), which includes supply chain control measures, such as licensing of manufacturers and distributors, enforcement of these control measures in free trade zones, controls on duty free and Internet channels and the implementation of tracking and tracing technologies. To date, 63 Parties, including the European Union, have ratified it. The Protocol came into force in September 2018. Parties must start implementing its provisions in their national legislation. In October 2018, the first Meeting of the Parties to the Protocol decided to produce a comprehensive report on good practices for the implementation of tracking and tracing systems and to prepare a conceptual framework for global information sharing to combat illicit tobacco trade. We welcome this decision and expect that other Parties will ratify the Protocol.

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

In 2014, we introduced our Platform 1 product in pilot city launches in Nagoya, Japan, and in Milan, Italy. Since then, we have continuously expanded our commercialization activities. As of June 30, 2021, PMI's smoke-free products are available for sale in 67 markets in key cities or nationwide.

We believe that only a very small percentage of adult smokers who convert to our Platform 1 product switch back to cigarettes.

We have integrated the production of our heated tobacco units into a number of our existing manufacturing facilities, are progressing with our plans to build manufacturing capacity for our other RRP platforms, and continue to optimize our manufacturing infrastructure.

An adequate supply chain for our RRP portfolio, including the supply of electronic devices, is important to our business. We work with three electronics manufacturing service providers for the supply of our Platform 1 and Platform 4 devices and a small number of other providers for other products in our RRP portfolio and related accessories. Due to the COVID-19 pandemic, the operations of our two main electronic manufacturing service providers were temporarily suspended at different times. Even though these suspensions did not materially affect our operations, if one or more of these service providers were significantly constrained at the same time, the supply of the devices could be disrupted. Although we work closely with these service providers on monitoring their production capability and financial health, we cannot guarantee that they will remain capable of meeting their commitments, particularly during the COVID-19 pandemic; if they will not, the commercialization of our RRPs could be adversely affected. The production of our RRP portfolio requires various metals, and we believe that there is an adequate supply of such metals in the world markets to satisfy our current and anticipated production requirements. However, some components and materials necessary for the production of our RRPs, including those for the electronic devices, are obtained from single or limited sources, and can be subject to industry-wide shortages and price fluctuations. While we were successful in maintaining adequate supply of such components and materials so far, we may not be able to secure such supply going forward, particularly during the COVID-19 pandemic; this could negatively impact the commercialization of our RRPs. For details on the impact of COVID-19 on our production and supply chain, see the "Executive Summary" section of this MD&A.

In addition, we are also exposed to a world-wide shortage of semiconductors, which shortage continues to put constraints on our device supplies for RRPs. While the overall impact of this shortage remains manageable, we have adjusted our device assortments to limit the effect on consumer availability of our RRPs.

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

On March 18, 2021, we submitted to the FDA a supplemental MRTPA ("sMRTPA") for IQOS 3 requesting authorization to market this version of the device as a Modified Risk Tobacco Product with reduced exposure information like IQOS 2.4. In June 2021, the FDA formally accepted and filed our sMRTPA for substantive scientific review and, already in May 2021, the

FDA opened the period for the public to provide comments on our application. The public comment period will be closed on August 2, 2021.

There are two types of MRTP orders the FDA may issue: a “risk modification” order or an “exposure modification” order. We had requested both types of orders for IQOS 2.4 and an initial selection of 3 consumables' variants. After review, the FDA determined that the evidence did not support issuing a "risk modification" order at this time but that it did support issuing an "exposure modification" order for the product. This determination included a finding that issuance of the exposure modification order is expected to benefit the health of the population as a whole.

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

Until recently, there were no countries with specific product standards for heat-not-burn products. Currently, national standards setting minimum quality and safety requirements for such products have been adopted in several countries with technical heat-not-burn specifications and/or methods for demonstrating the absence of combustion. They are mandatory in Egypt, Jordan, Saudi Arabia, Tunisia, the UAE and Uzbekistan, and voluntary in the U.K., Russia, Ukraine, Kazakhstan, Kyrgyzstan, Tajikistan, Vietnam, Indonesia and Costa Rica. In Japan, a voluntary standard sets minimum safety requirements for tobacco heating devices. We expect other governments to consider similar product standards and encourage making them mandatory.

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

In January 2019, scientific media published the results of the study of the China National Tobacco Quality Supervision and Test Centre (“CNTQST”) comparing the aerosol generated by our Platform 1 product with cigarette smoke. The CNTQST found that the former contained fewer, and lower levels of, harmful constituents than the latter and concluded that the lower temperature of heating tobacco in our Platform 1 product contributed to the difference. The CNTQST stated that the reduction in emissions of harmful constituents cannot be interpreted as a harm/risk reduction for smokers in the same proportion.

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

Other Developments: In September 2017, we announced our support of the Foundation for a Smoke-Free World. In September 2020, our pledge agreement with the Foundation was amended. We contributed $45 million in 2020, $40 million in 2021, and expect to contribute $35 million annually from 2022 through 2029, as specified in the amended pledge agreement. To date, we contributed a total of $249.5 million. The Foundation is an independent body and is governed by its independent Board of Directors. The Foundation’s role, as set out in its corporate charter, includes funding research in the field of tobacco harm reduction, encouraging measures that reduce the harm caused by smoking, and assessing the effect of reduced cigarette consumption on the industry value chain.

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

The Public Prosecutor’s office of Rome, Italy, notified our Italian subsidiary, Philip Morris Italia S.r.l. (“PM Italia”), as well as three former or current employees and a former external consultant of PM Italia in July 2020 and March 2020, respectively, that it concluded a preliminary investigation against them for alleged contravention of anti-corruption laws and related disruption of trade freedom. The Public Prosecutor alleges that the individuals involved promised certain personal favors to government officials from January to July of 2018 in exchange for favorable treatment for PM Italia, and that PM Italia lacked appropriate organizational controls to prevent the alleged actions by the individuals. In September 2020, the Public Prosecutor referred the matter to trial. On May 11, 2021, a preliminary hearing judge referred all charges to trial set to begin September 22, 2021. PM Italia believes the charges brought against it by the Public Prosecutor are without merit and will defend them vigorously.

Asset Impairment and Exit Costs

We discuss asset impairment and exit costs in Note 16. Asset Impairment and Exit Costs to our condensed consolidated financial statements.

Acquisitions and Other Business Arrangements

We discuss our acquisitions in Note 17. Acquisitions to our condensed consolidated financial statements.

Vectura

On July 9, 2021, PMI announced that it agreed with the board of Vectura Group plc (“Vectura”) on the terms of an all-cash, recommended offer to acquire Vectura, a U.K.based company, for an enterprise value of GBP 852 million (approximately $1.2 billion, at the then-prevailing exchange rate). Under the terms of the acquisition, Vectura shareholders would be entitled to receive 150 pence per share, a 46% premium to the ex-dividend closing price per Vectura share of 103 pence on May 25, 2021.

Vectura is a provider of innovative inhaled drug delivery solutions that enable partners to bring their medicines to patients. The company has thirteen key inhaled and eleven non-inhaled products marketed by major global pharmaceutical partners, as well as a diverse portfolio of partnerships for drugs in clinical development. Upon the completion of the acquisition, Vectura will become a wholly owned subsidiary of PMI. PMI will fund the transaction with existing cash and expects it to close in the second half of 2021, subject to a shareholder vote and approval by the appropriate regulatory authorities. PMI expects the impact of the acquisition on its full-year 2021 results of operations to be immaterial.

Fertin Pharma

On July 1, 2021, PMI announced that it entered into an agreement to acquire Fertin Pharma A/S (“Fertin Pharma”), a leading developer and manufacturer of innovative pharmaceutical and well-being products based on oral and intra-oral delivery systems, for an enterprise value of DKK 5.1 billion (approximately $820 million, at the then-prevailing exchange rate).

Fertin Pharma, a Danish based company, is privately held with more than 850 employees and operations in Denmark, Canada, and India. Fertin Pharma is currently owned by the global investment organization EQT and Bagger-Sørensen & Co. Upon the completion of the acquisition, Fertin Pharma will become a wholly owned subsidiary of PMI. PMI will fund the transaction with existing cash and expects it to close in the fourth quarter of 2021, subject to approval by the appropriate regulatory authorities. PMI expects the impact of the acquisition on its full-year 2021 results of operations to be immaterial.

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

PMI is also subject to various Trade Sanctions imposed by the EU and other jurisdictions ("Trade Sanctions"). We comply fully with these Trade Sanctions.

The EU imposed new sanctions regarding the Republic of Belarus ("Belarus") on June 21, 2021, including the designation of additional EU sanctions targets (individuals and legal entities) in Belarus. On June 24, 2021, the EU council introduced new sectoral economic sanctions aimed at specific sectors of the Belarus economy, including restrictions of trade in goods used for the production or manufacturing of tobacco products. Subsequent to the EU’s sanctions concerning Belarus, six non-EU countries (Norway, Iceland, Liechtenstein, North Macedonia, Montenegro, and Albania) also announced that they have “aligned themselves” with the EU individual sanctions of June 21 with immediate effect. On July 6, 2021, Switzerland amended its ordinance to expand its sanctions against Belarusian individuals and legal entities starting from July 7, 2021, in a scope similar to the EU individual sanctions of June 21, 2021.

PMI complies with all applicable laws and regulations, including sanctions, in the markets where it operates. We have taken appropriate actions in response to the latest sanctions to ensure full compliance with the relevant restrictions.

Operating Results – Three Months and Six Months Ended June 30, 2021

The following discussion compares operating results within each of our operating segments for the three months and six months ended June 30, 2021, with the three months and six months ended June 30, 2020.

Unless otherwise stated, references to total industry, total market, our shipment volume and our market share performance reflect cigarettes and heated tobacco units. Estimates for total industry volume and market share in certain geographies reflect limitations on the availability and accuracy of industry data.

European Union:

Financial Summary - Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2021	2020	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$3,149	$2,475	27.2%	15.6%	$674	$288	$35	$351	$—
Operating Income	$1,641	$1,178	39.3%	24.2%	$463	$178	$35	$304	$(54)

For the three months ended June 30, 2021, net revenues, excluding favorable currency, increased by 15.6%, reflecting: favorable volume/mix, mainly driven by higher heated tobacco unit volume (notably in Italy and Poland), partly offset by unfavorable cigarette volume/mix (notably unfavorable volume/mix in Germany, partly offset by higher volume in Italy and Spain); and a favorable pricing variance (driven by higher combustible pricing, particularly in Germany).

Operating income, excluding favorable currency, increased by 24.2%, primarily reflecting: favorable volume/mix, driven by the same factors as for net revenues noted above; lower manufacturing costs (driven mainly by combustible products); and a favorable pricing variance; partly offset by higher marketing, administration and research costs.

Financial Summary - Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2021	2020	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$6,058	$5,010	20.9%	10.5%	$1,048	$523	$72	$453	$—
Operating Income	$3,131	$2,336	34.0%	19.7%	$795	$334	$72	$405	$(16)

For the six months ended June 30, 2021, net revenues, excluding favorable currency, increased by 10.5%, reflecting: favorable volume/mix, mainly driven by higher heated tobacco unit volume (notably in Germany, Italy and Poland), partly offset by lower cigarette volume (notably in the Czech Republic, France and Germany) and unfavorable cigarette mix (particularly in Germany); and a favorable pricing variance (driven by higher combustible pricing, primarily in Germany, partly offset by Poland).

Operating income, excluding favorable currency, increased by 19.7%, primarily reflecting: favorable volume/mix, driven by the same factors as for net revenues noted above; lower manufacturing costs (driven by combustible and reduced-risk products); and a favorable pricing variance; partly offset by higher marketing, administration and research costs.

European Union - Total Market, PMI Shipment Volume and Market Share Commentaries

Total market and market share performance are shown in the table below:

European Union Key Data	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2021	2020	% / pp	2021	2020	% / pp
Total Market (billion units)	121.6	116.1	4.8%	228.1	225.5	1.1%

PMI Market Share
Marlboro	16.7%	17.7%	(1.0)	16.8%	17.7%	(0.9)
L&M	5.7%	6.5%	(0.8)	5.7%	6.5%	(0.8)
Chesterfield	5.4%	5.5%	(0.1)	5.4%	5.6%	(0.2)
Philip Morris	2.2%	2.6%	(0.4)	2.2%	2.6%	(0.4)
HEETS	5.5%	3.9%	1.6	5.6%	3.9%	1.7
Others	3.1%	3.0%	0.1	3.2%	3.0%	0.2
Total European Union	38.6%	39.2%	(0.6)	38.9%	39.3%	(0.4)
Note: HEETS includes HEETS Dimensions.

In the second quarter, the estimated total market in the EU increased by 4.8% to 121.6 billion units, mainly driven by:
•Denmark, up by +100%. Excluding the net favorable impact of estimated trade inventory movements, the total estimated market was down by 16.9%, primarily reflecting the impact of excise tax-driven price increases;
•Italy, up by 9.3%, mainly reflecting the impact on adult smoker average daily consumption of the easing of pandemic-related measures;
•Poland, up by 17.6%, primarily reflecting the impact on adult smoker average daily consumption and border sales of the easing of pandemic-related measures, as well as a lower prevalence of illicit trade; and
•Spain, up by 8.9%, or by 5.2% excluding the net favorable impact of estimated trade inventory movements, mainly reflecting the impact on in-bound tourism and border sales of the easing of pandemic-related measures;
partly offset by
•Germany, down by 7.2%, or by 1.9% excluding the net unfavorable impact of estimated trade inventory movements, primarily due to the impact of price increases.

For the six months year-to-date, the estimated total market in the EU increased by 1.1% to 228.1 billion units, primarily driven by:
•Italy, up by 5.4%, mainly reflecting the same factor as in the quarter; and
•Poland, up by 8.3%, primarily reflecting the same factors as in the quarter;
partly offset by
•Czech Republic, down by 10.8%, mainly reflecting the impact, in the first quarter of 2021, of lower border sales due to pandemic-related lockdown measures; and
•France, down by 5.1%, primarily reflecting the impact of excise tax-driven price increases and higher cross-border (non-domestic) purchases due to the easing of pandemic-related measures.

In the second quarter, our total shipment volume increased by 8.7% to 48.4 billion units, primarily driven by:
•Italy, up by 25.8%, or by 11.4% excluding the net favorable impact of estimated distributor inventory movements, mainly reflecting the higher total market and a higher market share driven by heated tobacco units; and
•Spain, up by 51.5%, or by 8.3% excluding the net favorable impact of estimated distributor inventory movements, mainly reflecting the higher total market;
partly offset by
•Germany, down by 7.4%, mainly reflecting the lower total market.
Excluding the net favorable impact of estimated distributor inventory movements, our total in-market sales volume increased by 3.2%.
For the six months year-to-date, our total shipment volume increased by 2.0% to 91.6 billion units, primarily driven by:
•Italy, up by 14.4%, or by 7.3% excluding the net favorable impact of estimated distributor inventory movements, mainly reflecting the same factors as in the quarter; and
•Spain, up by 7.0%, or by 0.5% excluding the net favorable impact of estimated distributor inventory movements, primarily reflecting the same factor as in the quarter;
partly offset by
•Czech Republic, down by 13.8%, mainly reflecting the lower total market and a lower market share (due to cigarettes, partly offset by heated tobacco units); and
•France, down by 7.1%, mainly reflecting the lower total market and a lower market share of cigarettes.
Excluding the net favorable impact of estimated distributor inventory movements, our total in-market sales volume increased by 0.2%.

Eastern Europe:

Financial Summary - Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2021	2020	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$895	$783	14.3%	12.5%	$112	$14	$22	$76	$—
Operating Income	$314	$266	18.0%	32.7%	$48	$(39)	$22	$56	$9

For the three months ended June 30, 2021, net revenues, excluding favorable currency, increased by 12.5%, reflecting: favorable volume/mix, driven by higher heated tobacco unit volume (primarily in Russia and Ukraine), partly offset by unfavorable cigarette volume/mix (primarily in Russia); and a favorable pricing variance, mainly driven by higher combustible pricing (primarily in Kazakhstan, Russia and Ukraine).

Operating income, excluding unfavorable currency, increased by 32.7%, primarily reflecting: favorable volume/mix, driven by the same factors as for net revenues noted above; a favorable pricing variance; and lower manufacturing costs (primarily related to reduced-risk products, mainly in Russia).

Financial Summary - Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2021	2020	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$1,691	$1,571	7.6%	11.5%	$120	$(61)	$46	$135	$—
Operating Income	$575	$365	57.5%	66.3%	$210	$(32)	$46	$113	$83

For the six months ended June 30, 2021, net revenues, excluding unfavorable currency, increased by 11.5%, reflecting: favorable volume/mix, driven by higher heated tobacco unit volume (mainly in Russia and Ukraine), partly offset by unfavorable cigarette volume (primarily in Russia and Ukraine); and a favorable pricing variance, mainly driven by higher combustible pricing (primarily in Kazakhstan, Russia and Ukraine).

Operating income, excluding unfavorable currency, increased by 66.3%, primarily reflecting: favorable volume/mix, driven by the same factors as for net revenues noted above; lower manufacturing costs (mainly related to reduced-risk products, primarily in Russia); a favorable pricing variance and lower marketing, administration and research costs.

Eastern Europe - Total Market, PMI Shipment Volume and Market Share Commentaries

In the second quarter, the estimated total market in Eastern Europe decreased, mainly due to:
•Russia, down by 2.7%, primarily reflecting the impact of excise tax-driven price increases, partly offset by the impact on adult smoker average daily consumption of the easing of pandemic-related measures; and
•Ukraine, down by 3.7%, mainly reflecting the impact of excise tax-driven price increases and a higher prevalence of illicit trade, partly offset by the impact on adult smoker average daily consumption of the easing of pandemic-related measures.

For the six months year-to-date, the estimated total market in Eastern Europe decreased, notably due to:
•Ukraine, down by 9.5%, mainly reflecting the same factors as in the quarter;
partly offset by
•Russia, up by 0.6%. Excluding the net favorable impact of estimated trade inventory movements, the total estimated market was down by 1.0%, primarily reflecting: the impact of excise tax-driven price increases, partly offset by the impact on adult smoker average daily consumption of the easing of pandemic-related measures, as well as a lower estimated prevalence of illicit trade.

In the second quarter, our total shipment volume increased by 2.9% to 29.6 billion units, notably driven by:
•Ukraine, up by 8.8%, or by 5.0% excluding the net favorable impact of estimated distributor inventory movements, mainly reflecting a higher market share driven by heated tobacco units, partially offset by the lower total market;
partly offset by
•Russia, down by 1.7%. Excluding the net favorable impact of estimated distributor inventory movements (primarily due to cigarettes), our in-market sales decreased by 6.0%, mainly reflecting a lower market share due to cigarettes and the lower total market.

Excluding the net favorable impact of estimated distributor inventory movements, our total in-market sales volume decreased by 0.8%.
For the six months year-to-date, our total shipment volume increased by 1.2% to 55.2 billion units, mainly driven by:
•Russia, up by 1.0%. Excluding the net favorable impact of estimated distributor inventory movements, our total in-market sales volume was down by 3.1%, primarily reflecting a lower market share due to cigarettes.

Excluding the net favorable impact of estimated distributor inventory movements, our total in-market sales volume decreased by 1.2%.

Middle East & Africa:

Financial Summary - Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2021	2020	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$560	$704	(20.5)%	(18.2)%	$(144)	$(16)	$50	$100	$(278)
Operating Income	$16	$237	(93.2)%	(79.7)%	$(221)	$(32)	$50	$65	$(304)

For the three months ended June 30, 2021, net revenues decreased by 20.5%, predominantly due to the unfavorable impact of the Saudi Arabia customs assessments of $246 million, shown in "Cost/Other". Excluding the unfavorable impact of the Saudi Arabia customs assessments and unfavorable currency, net revenues increased by 16.8%, primarily reflecting: favorable volume/mix, mainly driven by higher cigarette volume (primarily in PMI Duty Free, South Africa and Turkey, partly offset by the GCC), as well as higher heated tobacco unit volume (mainly in PMI Duty Free); and a favorable pricing variance (driven by combustible pricing, mainly in Turkey); partly offset by lower fees for certain distribution rights billed to customers in certain markets, shown in "Cost/Other".

Operating income decreased by 93.2%, predominantly due to the unfavorable impact of the Saudi Arabia customs assessments, as noted above for net revenues. Excluding the unfavorable impact of the Saudi Arabia customs assessments and unfavorable currency, operating income increased by 22.8%, mainly reflecting: favorable volume/mix, due to the same factors as for net revenues noted above; and a favorable pricing variance; partly offset by higher marketing, administration and research costs; and lower fees for certain distribution rights, as noted above for net revenues.

Financial Summary - Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2021	2020	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$1,361	$1,580	(13.9)%	(11.4)%	$(219)	$(39)	$127	$(59)	$(248)
Operating Income	$351	$558	(37.1)%	(29.0)%	$(207)	$(45)	$127	$(65)	$(224)

For the six months ended June 30, 2021, net revenues decreased by 13.9%, predominantly due to the unfavorable impact of the Saudi Arabia customs assessments of $246 million, shown in "Cost/Other". Excluding the unfavorable impact of the Saudi Arabia customs assessments and unfavorable currency, net revenues increased by 4.2%, primarily reflecting: a favorable pricing variance, driven by combustible pricing (mainly in Egypt and Turkey); partly offset by unfavorable volume/mix, mainly due to lower cigarette volume (primarily in Kuwait, North Africa and PMI Duty Free, partially offset by South Africa and Turkey), partly offset by favorable cigarette mix (primarily in PMI Duty Free, Saudi Arabia and Turkey).

Operating income decreased by 37.1%, predominantly due to the unfavorable impact of the Saudi Arabia customs assessments, as noted above for net revenues. Excluding the unfavorable impact of the Saudi Arabia customs assessments and unfavorable currency, operating income increased by 15.0%, mainly reflecting: a favorable pricing variance; and lower manufacturing costs; partly offset by unfavorable volume/mix, due to the same factors as for net revenues noted above.

Middle East & Africa - Total Market, PMI Shipment Volume and Market Share Commentaries

In the second quarter, the estimated total market in the Middle East & Africa increased, mainly driven by:
•Egypt, up by 43.9%, or by 35.6% excluding the net favorable impact of estimated trade inventory movements, primarily reflecting: a favorable comparison due to pandemic-related supply-chain shortages involving competitors' products in the second quarter of 2020 and in-switching to cigarettes from other combustible tobacco products;
•International Duty Free, up by 54.1%, reflecting the impact of reduced government travel restrictions and increased passenger traffic in certain geographies;
•South Africa, reflecting a favorable comparison versus the second quarter of 2020, in which the total market was fully impacted by the pandemic-related ban on all tobacco sales from March 27, 2020, through August 17, 2020; and
•Turkey, up by 7.7%, mainly reflecting the impact on adult smoker average daily consumption of the easing of pandemic-related measures.

For the six months year-to-date, the estimated total market in the Middle East & Africa increased, mainly driven by:
•Egypt, up by 22.9%, or by 17.8% excluding the net favorable impact of estimated trade inventory movements, primarily reflecting the same factors as in the quarter;
•South Africa, up by 45.6%, primarily reflecting a favorable comparison versus the second quarter of 2020, in which the total market was fully impacted by the pandemic-related ban on all tobacco sales from March 27, 2020, through August 17, 2020, partly offset by a higher estimated prevalence of illicit trade stemming from the aforementioned ban; and

•Turkey, up by 2.8%, mainly reflecting the impact on adult smoker average daily consumption of the easing of pandemic-related measures, as well as a lower estimated prevalence of illicit trade related to cut tobacco (particularly in the first quarter of 2021);
partly offset by
•International Duty Free, down by 31.7%, primarily reflecting the impact of government travel restrictions and reduced passenger traffic since the start of the pandemic in March 2020.
In the second quarter, our total shipment volume increased by 12.7% to 30.9 billion units, notably driven by:
•Egypt, up by 13.3%, primarily reflecting the higher total market, partly offset by a lower market share (due to an unfavorable comparison following pandemic-related supply-chain shortages involving competitors' products during the second quarter of 2020);
•PMI Duty Free, up by +100%, or by 89.3% excluding the net favorable impact of estimated distributor inventory movements, mainly reflecting the higher total market and a higher market share; and
•Turkey, up by 16.1%, primarily reflecting a higher market share, driven by the growth of Marlboro and Parliament, as well as the higher total market;
partly offset by
•Saudi Arabia, down by 27.1%, or by 5.7% excluding the net unfavorable impact of estimated distributor inventory movements, mainly reflecting a lower total market, partly offset by a higher market share of cigarettes (driven by Parliament) and heated tobacco units.

For the six months year-to-date, our total shipment volume increased by 1.8% to 58.9 billion units, notably driven by:
•Turkey, up by 12.2%, mainly reflecting a higher market share (driven by Marlboro and Parliament) and the higher total market;
partly offset by
•PMI Duty Free, down by 30.3%, or by 23.9% excluding the net unfavorable impact of estimated distributor inventory movements (principally due to cigarettes), mainly reflecting the lower total market, partly offset by a higher market share.

South & Southeast Asia:

Financial Summary - Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2021	2020	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$1,046	$889	17.7%	10.0%	$157	$68	$20	$69	$—
Operating Income	$331	$289	14.5%	8.0%	$42	$19	$20	$33	$(30)

For the three months ended June 30, 2021, net revenues, excluding favorable currency, increased by 10.0%, reflecting: favorable volume/mix, due to higher cigarette volume (primarily in Indonesia, partly offset by the Philippines); and a favorable pricing variance (driven by combustible pricing mainly in the Philippines, partly offset by Indonesia).

Operating income, excluding favorable currency, increased by 8.0%, primarily reflecting: favorable volume/mix, due to the same factors as for net revenues noted above; and a favorable pricing variance; partly offset by higher marketing, administration and research costs (mainly related to combustible products in Indonesia and the Philippines).

Financial Summary - Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2021	2020	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$2,219	$2,140	3.7%	(0.8)%	$79	$96	$(18)	$1	$—
Operating Income	$860	$888	(3.2)%	(6.8)%	$(28)	$32	$(18)	$(39)	$(3)

For the six months ended June 30, 2021, net revenues, excluding favorable currency, decreased by 0.8%, reflecting: an unfavorable pricing variance, due to Indonesia, partially offset by the Philippines. Volume/mix was essentially stable, notably reflecting favorable cigarette mix (primarily in Indonesia and the Philippines), partly offset by lower cigarette volume (mainly in the Philippines, partially offset by Indonesia).

Operating income, excluding favorable currency, decreased by 6.8%, primarily reflecting: unfavorable volume/mix, due mainly to lower cigarette volume (primarily in the Philippines, partially offset by Indonesia), partly offset by favorable cigarette mix (mainly in Indonesia and the Philippines); and an unfavorable pricing variance.

South & Southeast Asia - Total Market, PMI Shipment Volume and Market Share Commentaries

In the second quarter, the estimated total market in South & Southeast Asia increased, notably driven by:
•Bangladesh, up by 30.9%, primarily reflecting a favorable comparison versus the second quarter of 2020, during which pandemic-related restrictions impacted tobacco product availability;
•India, up by 35.7%, mainly reflecting a favorable comparison versus the second quarter of 2020, during which pandemic-related restrictions impacted the movement of certain products, including tobacco; and
•Indonesia, up by 12.4%, mainly reflecting the growth of the tax-advantaged 'below tier one' segment and the impact on adult smoker average daily consumption of the easing of pandemic-related measures.

For the six months year-to-date, the estimated total market in South & Southeast Asia increased, mainly driven by:
•Bangladesh, up by 13.2%, primarily reflecting the same factor as in the quarter;
•India, up by 16.7%, mainly reflecting the same factor as in the quarter;
•Indonesia, up by 8.7%, primarily reflecting the same factors as in the quarter;
•Pakistan, up by 14.6%, or by 9.3% excluding the net favorable impact of estimated trade inventory movements, notably reflecting a lower prevalence of illicit trade (partly due to pandemic-related supply disruptions for illicit products); and

•Vietnam, up by 7.4%, mainly reflecting a lower prevalence of illicit trade due to pandemic-related supply disruptions for illicit products;
partly offset by:
•the Philippines, down by 9.0%, primarily reflecting the impact of industry-wide price increases in the fourth quarter of 2020.
In the second quarter, our total shipment volume increased by 6.0% to 35.4 billion units, notably driven by:
•Indonesia, up by 11.5%, primarily reflecting the higher total market, partly offset by a lower market share (mainly due to adult smoker down-trading to the 'below tier one' segment as a result of significantly lower retail prices, partly offset by share growth for our premium and hand-rolled kretek portfolio); and
•Thailand, up by 28.0%, or by 12.6% excluding the net favorable impact of estimated distributor inventory movements, primarily due to a higher total market and a higher market share (driven by L&M 7.1);
partly offset by
•the Philippines, down by 12.0%, mainly reflecting a lower market share (primarily due to mid-price Fortune, reflecting the impact of price increases in the fourth quarter of 2020, partly offset by Marlboro), as well as a lower total market.

For the six months year-to-date, our total shipment volume decreased by 0.9% to 70.3 billion units, notably due to:
•the Philippines, down by 18.3%, mainly reflecting the same factors as in the quarter;
partly offset by:
•Indonesia, up by 3.9%, primarily reflecting the same factors as in the quarter;
•Pakistan, up by 12.8%, mainly reflecting the higher total market; and
•Thailand, up by 9.1%, primarily reflecting the same factors as in the quarter.

East Asia & Australia:

Financial Summary - Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2021	2020	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$ 1,514	$ 1,432	5.7%	3.1%	$82	$37	$88	$(43)	$—
Operating Income	$ 715	$ 669	6.9%	7.0%	$46	$(1)	$88	$(40)	$(1)

For the three months ended June 30, 2021, net revenues, excluding favorable currency, increased by 3.1%, reflecting: a favorable pricing variance, primarily driven by higher heated tobacco and combustible pricing in Japan; and unfavorable volume/mix, mainly due to lower cigarette volume (primarily in Japan), partly offset by higher heated tobacco unit volume (predominantly in Japan).

Operating income, excluding unfavorable currency, increased by 7.0%, mainly reflecting: a favorable pricing variance; and lower manufacturing costs (primarily related to reduced-risk products in Japan); partly offset by higher marketing, administration and research costs; and unfavorable volume/mix, due to the same factors as for net revenues noted above.

Financial Summary - Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2021	2020	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$2,986	$2,687	11.1%	7.1%	$299	$108	$193	$(2)	$—
Operating Income	$1,410	$1,155	22.1%	20.6%	$255	$17	$193	$18	$27

For the six months ended June 30, 2021, net revenues, excluding favorable currency, increased by 7.1%, mainly reflecting: a favorable pricing variance, primarily driven by higher heated tobacco and combustible pricing in Japan. Volume/mix was essentially stable, mainly reflecting: lower cigarette volume (primarily in Japan and South Korea), unfavorable cigarette mix (mainly in Australia and Japan), lower device volume (primarily in Japan) and unfavorable heated tobacco unit mix in Japan, partly offset by higher heated tobacco unit volume in Japan.

Operating income, excluding favorable currency, increased by 20.6%, mainly reflecting: a favorable pricing variance; lower manufacturing costs (primarily related to reduced-risk products in Japan); and favorable volume/mix, driven by higher heated tobacco unit volume in Japan, partly offset by lower cigarette volume (mainly in Japan and South Korea), unfavorable cigarette mix (primarily in Australia and Japan) and unfavorable heated tobacco unit mix in Japan; partially offset by higher marketing, administration and research costs (mainly due to higher asset impairment and exit costs, primarily associated with product distribution restructuring in South Korea).

East Asia & Australia - Total Market, PMI Shipment Volume and Market Share Commentaries

In the second quarter, the estimated total market in East Asia & Australia, excluding China, decreased, primarily due to:
•Australia, down by 7.8%, or by 12.5% excluding the net favorable impact of estimated trade inventory movements, mainly reflecting the impact of the ending of the pandemic-related wage subsidy by the government; and
•South Korea, down by 1.6%, mainly reflecting the structural market trend.

For the six months year-to-date, the estimated total market in East Asia & Australia, excluding China, decreased, mainly due to:
•Japan, down by 4.2%, primarily reflecting the impact of excise tax-driven price increases.

In the second quarter, our total shipment volume decreased by 1.3% to 20.9 billion units, primarily due to:
•South Korea, down by 5.9%, mainly reflecting a lower market share (primarily due to the unfavorable impact of the growth of the cigarette new taste dimension segment, in which PMI has a relatively low share) and the lower total market.

Excluding the net unfavorable impact of estimated distributor inventory movements, our total in-market sales volume was essentially stable.
For the six months year-to-date, our total shipment volume increased by 2.0% to 41.4 billion units, notably driven by:
•Japan, up by 3.9%, mainly reflecting a higher market share driven by heated tobacco units, partially offset by the lower total market;
partly offset by
•South Korea, down by 5.0%, primarily reflecting a lower market share (due to the same factor as in the quarter).
Excluding the net unfavorable impact of estimated distributor inventory movements, our total in-market sales volume was stable.

Latin America & Canada:

Financial Summary - Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2021	2020	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$430	$368	16.8%	9.0%	$62	$29	$11	$22	$—
Operating Income	$112	$92	21.7%	19.6%	$20	$2	$11	$10	$(3)

For the three months ended June 30, 2021, net revenues, excluding favorable currency, increased by 9.0%, reflecting: favorable volume/mix, mainly driven by higher cigarette volume (primarily in Mexico); and a favorable pricing variance (driven by combustible products).

Operating income, excluding favorable currency, increased by 19.6%, primarily reflecting: a favorable pricing variance; and favorable volume/mix, due to the same factor as for net revenues noted above.

Financial Summary - Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2021	2020	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$864	$816	5.9%	3.7%	$48	$18	$12	$16	$2
Operating Income	$246	$218	12.8%	9.2%	$28	$8	$12	$(6)	$14

For the six months ended June 30, 2021, net revenues, excluding favorable currency, increased by 3.7%, mainly reflecting: favorable volume/mix, primarily driven by higher cigarette volume (mainly in Brazil and Mexico); and a favorable pricing variance, driven by higher combustible pricing (notably in Argentina and Colombia).

Operating income, excluding favorable currency, increased by 9.2%, primarily reflecting: lower marketing, administration and research costs; and a favorable pricing variance.

Latin America & Canada - Total Market, PMI Shipment Volume and Market Share Commentaries

In the second quarter, the estimated total market in Latin America & Canada increased, mainly driven by:
•Argentina, up by 5.1%, or by 12.2% excluding the net unfavorable impact of estimated trade inventory movements, primarily reflecting a lower estimated prevalence of illicit trade and a favorable comparison related to retail out-of-stock in the second quarter of 2020 (due to temporary factory shutdowns related to the pandemic), partly offset by the impact of price increases;
•Brazil, up by 8.8%, mainly reflecting a lower estimated prevalence of illicit trade due to: reduced price gaps with legal products and the impact of border restrictions imposed as a result of the pandemic; and
•Mexico, up by 6.3%, primarily reflecting the impact on adult smoker consumption patterns of the easing of pandemic-related measures;
partly offset by
•Canada, down by 11.8%, notably reflecting the impact of price increases and out-switching from cigarettes to e-vapor products.

For the six months year-to-date, the estimated total market in Latin America & Canada increased, notably driven by:
•Argentina, up by 11.5%, primarily reflecting the same factors as in the quarter;
•Brazil, up by 8.5%, mainly reflecting the same factors as in the quarter; and
•Mexico, up by 4.2%, primarily reflecting the same factors as in the quarter;
partly offset by
•Canada, down by 5.8%, mainly reflecting the same factors as in the quarter.

In the second quarter, our total shipment volume increased by 3.2% to 15.4 billion units, mainly driven by:
•Brazil, up by 7.3%, primarily reflecting the higher total market; and
•Mexico, up by 7.9%, mainly reflecting the higher total market and a higher market share (driven by Marlboro);
partly offset by
•Argentina, down by 4.8%, mainly reflecting a lower market share (primarily due to adult smoker down-trading to ultra-low-price brands produced by local manufacturers).

For the six months year-to-date, our total shipment volume increased by 1.0% to 30.3 billion units, primarily driven by:
•Brazil, up by 8.5%, mainly reflecting the higher total market; and
•Mexico, up by 3.9%, primarily reflecting the higher total market;
partly offset by
•Argentina, down by 2.4%, mainly reflecting a lower market share (primarily due to the same factor as in the quarter).

Financial Review

Cash Flow Highlights

	For the Six Months Ended June 30,
(in millions)	2021	2020
Net cash provided by operating activities	$4,065	$3,036
Net cash used in investing activities	(128)	(134)
Net cash used in financing activities	(6,123)	(5,503)

Net Cash Provided by Operating Activities

During the first six months of 2021, net cash provided by operating activities increased by $1.0 billion compared with the first six months of 2020. Excluding favorable currency movements of $0.6 billion, net cash provided by operating activities increased by $0.4 billion, due primarily to higher net earnings, partially offset by higher working capital requirements of $0.2 billion and higher pension plan contributions.

While the impact of the 2021 Saudi Arabia customs assessments reduced net earnings by $0.2 billion, there was no net impact on operating cash flows for the six months, as the change in the accrued liability offset the net earnings impact. Excluding this impact, the higher working capital requirements in the first six months of 2021 as compared with the first six months of 2020 were primarily due to the timing of excise tax-paid inventory movements and excise tax payments, as well as lower usage of our factoring arrangements to sell trade receivables, partially offset by more cash provided by inventories primarily due to COVID-19 pandemic related build-up of inventory levels across our supply chain in 2020. For further details on our factoring arrangements to sell trade receivables, see Note 13. Sale of Accounts Receivable.

Net Cash Used in Investing Activities

During the first six months of 2021, net cash used in investing activities was essentially flat as compared to the first six months of 2020.

In May 2021, PMI acquired 100% of AG Snus Aktieselskab ("AG Snus"), a Danish based company, and its Swedish subsidiary Tobacco House of Sweden AB fully owned by AG Snus, which operates in the oral tobacco (i.e. Snus) and modern oral (i.e. Nicotine Pouches) product categories. The purchase price was $27 million in cash, net of cash acquired. For further details, see Note 17. Acquisitions.

Capital expenditures during the first six months of 2021 was essentially flat as compared with the first six months of 2020. The 2021 capital expenditures were primarily related to our ongoing investments in RRPs. We expect total capital expenditures in 2021 to be approximately $0.8 billion.

Net Cash Used in Financing Activities

During the first six months of 2021, net cash used in financing activities increased by $0.6 billion compared to the first six months of 2020. The change was due to the proceeds we received in 2020 from long-term U.S. dollar debt issuances ($2.2 billion), partially offset by lower long-term debt repayments of $1.6 billion ($2.0 billion in 2021 compared with $3.6 billion in 2020).

Debt and Liquidity

We define cash and cash equivalents as short-term, highly liquid investments, readily convertible to known amounts of cash that mature within a maximum of three months and have an insignificant risk of change in value due to interest rate or credit risk changes. As a policy, we do not hold any investments in structured or equity-linked products. Our cash and cash equivalents are predominantly held with institutions that have investment-grade long-term credit rating. As part of our cash management strategy and in order to manage counterparty exposure, we also enter into reverse repurchase agreements. Such agreements are collateralized with government or corporate securities held by a custodial bank and, at maturity, cash is paid back to PMI, and the collateral is returned to the bank. For the six months ended June 30, 2021 and the full-year 2020, the activities for such reverse repurchase agreements were not material.

As previously disclosed in the “Acquisitions and Other Business Arrangements” section of this MD&A, on July 9, 2021, PMI announced that it agreed with the board of Vectura Group plc (“Vectura”) on the terms of an all-cash, recommended offer to acquire Vectura, a U.K. based company, for an enterprise value of GBP 852 million (approximately $1.2 billion, at the then-prevailing exchange rate). PMI will fund the transaction with existing cash. In July 2021, in anticipation of this acquisition, PMI deposited $1.5 billion of existing cash (including a reserve for foreign exchange volatility) to a designated account operated solely for the purpose of funding this transaction. This restricted cash of $1.5 billion will be included in other current assets in our consolidated balance sheets starting in July 2021 until the closing.

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

Credit Ratings – The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. At June 30, 2021, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Stable
Fitch	F1	A	Stable

Credit Facilities – On January 29, 2021, we entered into an agreement to amend and extend the term of our 364-day revolving credit facility from February 2, 2021, to February 1, 2022 in the amount of $1.75 billion.

At June 30, 2021, our committed credit facilities were as follows:

(in billions)
Type	Committed Credit Facilities
364-day revolving credit, expiring February 1, 2022	$1.75
Multi-year revolving credit, expiring October 1, 2022	3.50
Multi-year revolving credit, expiring February 10, 2025(a)	2.00
Total facilities	$7.25
(a) On January 29, 2021, we entered into an agreement, effective February 10, 2021, to amend and extend the term of our multi-year revolving credit facility, for an additional year covering the period February 11, 2025 to February 10, 2026, in the amount of $1.86 billion. Effective July 2, 2021, the total facility amount for this additional year is $1.95 billion.

At June 30, 2021, there were no borrowings under the committed credit facilities, and the entire committed amounts were available for borrowing.

All banks participating in our committed credit facilities have an investment-grade long-term credit rating from the credit rating agencies. We continuously monitor the credit quality of our banking group, and at this time we are not aware of any potential non-performing credit provider.

These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require us to post collateral. The $3.5 billion multi-year revolving credit facility in the table above requires us to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“consolidated EBITDA”) to consolidated interest expense of not less than 3.5 to 1.0 on a rolling four-quarter basis. At June 30, 2021, our ratio calculated in accordance with the agreement was 14.3 to 1.0. We expect to continue to meet our covenants. The terms “consolidated EBITDA” and “consolidated interest expense,” both of which include certain adjustments, are defined in the facility agreement previously filed with the U.S. Securities and Exchange Commission.
In addition to the committed credit facilities discussed above, certain of our subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $2.4 billion at June 30, 2021 and $2.7 billion at December 31, 2020, are for the sole use of our subsidiaries. Borrowings under these arrangements and other bank loans amounted to $136 million at June 30, 2021, and $244 million at December 31, 2020.

Commercial Paper Program – We continue to have access to liquidity in the commercial paper market through programs in place in the U.S. and in Europe having an aggregate issuance capacity of $8.0 billion. At June 30, 2021 and December 31, 2020, we had no commercial paper outstanding. The average commercial paper balance outstanding during the first six months of 2021 was $1.1 billion. The average commercial paper balance outstanding during 2020 was $1.2 billion.

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

Our operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of June 30, 2021, and June 30, 2020 were $0.7 billion and $0.6 billion, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows.

For further details, see Note 13. Sale of Accounts Receivable to our condensed consolidated financial statements.

Debt – Our total debt was $29.2 billion at June 30, 2021 and $31.5 billion at December 31, 2020.

On February 11, 2020, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.

Guarantees – At June 30, 2021, we were contingently liable for guarantees of our own performance, of which $0.3 billion were related to our obligations under indemnity agreements to enable appeals of customs assessments against our distributors. In July 2021, our obligations under those indemnity agreements were reduced to $0.1 billion. In October 2020, we guaranteed an obligation for an equity method investee. For further details, see Note 8. Contingencies to our condensed consolidated financial statements. Additionally, we have other guarantees of our own performance, which are primarily related to excise taxes on the shipment of our products. There is no liability in the condensed consolidated financial statements associated with these guarantees. These guarantees have not had, and are not expected to have, a significant impact on PMI’s liquidity.

Equity and Dividends

We discuss our stock awards as of June 30, 2021 in Note 2. Stock Plans to our condensed consolidated financial statements.

During 2020 and the first six months of 2021, we did not repurchase any shares under a share repurchase program. On June 11, 2021, our Board of Directors authorized a new share repurchase program of up to $7 billion, with target spending of $5 billion to $7 billion over a three-year period that will commence in the third quarter of 2021.
Dividends paid in the first six months of 2021 were $3.8 billion. During the third quarter of 2020, our Board of Directors approved a 2.6% increase in the quarterly dividend to $1.20 per common share. As a result, the present annualized dividend rate is $4.80 per common share.

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
Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volumes in many of our markets, and we expect that such factors will continue to reduce consumption levels and will increase down-trading and the risk of counterfeiting, contraband, "illicit whites" and legal cross-border purchases. Significant regulatory developments will continue to take place over the next few years in most of our markets, driven principally by the World Health Organization's Framework Convention on Tobacco Control (the "FCTC"). Since it came into force in 2005, the FCTC has led to increased efforts by tobacco control advocates and public health organizations to promote increasingly restrictive regulatory measures on the marketing and sale of tobacco products to adult smokers. Regulatory initiatives that have been proposed, introduced or enacted include:

•	restrictions on or licensing of outlets permitted to sell cigarettes;

•	the levying of substantial and increasing tax and duty charges;

•	restrictions or bans on advertising, marketing and sponsorship;

•	the display of larger health warnings, graphic health warnings and other labeling requirements;

•	restrictions on packaging design, including the use of colors, and mandating plain packaging;
•	restrictions on packaging and cigarette formats and dimensions;
•	restrictions or bans on the display of tobacco product packaging at the point of sale and restrictions or bans on vending machines;
•	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents;
•	disclosure, restrictions, or bans of tobacco product ingredients, including bans on the flavors of certain tobacco products;
•	increased restrictions on smoking and use of tobacco and nicotine-containing products in public and work places and, in some instances, in private places and outdoors;
•	restrictions or prohibitions of novel tobacco or nicotine-containing products;
•	elimination of duty free sales and duty free allowances for travelers;

•	encouraging litigation against tobacco companies; and

•	excluding tobacco companies from transparent public dialogue regarding public health and other policy matters.
Our financial results could be materially affected by regulatory initiatives resulting in a significant decrease in demand for our brands. More specifically, requirements that lead to a commoditization of tobacco products or impede adult consumers' ability to convert to our RRPs, as well as any significant increase in the cost of complying with new regulatory requirements could have a material adverse effect on our financial results.

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

The WHO study group on tobacco product regulation ("TobReg") published their eighth report on the scientific basis of tobacco product regulation in May 2021. The report is based on a review of scientific evidence related to novel and emerging nicotine and tobacco products, such as electronic nicotine delivery systems ("ENDS"), electronic non-nicotine delivery systems ("ENNDS") and heated tobacco products ("HTPs") on a number of scientific topics. The report concludes by making a number of policy recommendations on HTPs and ENDS that, if implemented, could restrict both the availability of these products, and the access to accurate information about them.

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
We use information systems to help manage business processes, collect and interpret data and communicate internally and externally with employees, suppliers, consumers, customers and others. Some of these information systems are managed by third-party service providers. We are continuously evolving our approach to business continuity planning and backups to provide appropriate business resilience, particularly in light of the increasing cyber threat landscape. Nevertheless, failure of these systems to function as intended, or penetration of these systems by parties intent on extracting or corrupting information or otherwise disrupting business processes, could place us at a competitive disadvantage, result in a loss of revenue, assets or personal or other sensitive data, litigation and regulatory action, cause damage to our reputation and that of our brands and result in significant remediation and other costs. Failure to protect personal data, respect the rights of data subjects, and adhere to strict data governance and cybersecurity protocols could subject us to substantial fines and other legal challenges under regulations such as the EU General Data Protection Regulation. As we are increasingly relying on digital platforms in our business, and as privacy laws in the jurisdictions in which we do business become more stringent, the magnitude of these risks is likely to increase.

Risks Related to the Pending Acquisitions of Fertin Pharma and Vectura

The proposed acquisitions of Fertin Pharma and Vectura may not be completed on the anticipated terms and there are uncertainties and risks to consummating these acquisitions.

As previously disclosed in this Form 10-Q, we are acquiring Fertin Pharma and Vectura (with the Fertin Pharma acquisition and the Vectura acquisition being collectively referred to in these Risk Factors as the “Acquisitions”).

Our obligations to consummate these Acquisitions are subject to satisfaction or waiver, to the extent permitted under applicable law, of a number of conditions. For example, each Acquisition is subject to antitrust and other regulatory approvals in certain jurisdictions. We cannot provide any assurance that all required antitrust clearances and other regulatory approvals will be obtained, the cost, scope or impact of the actions that may be required to obtain antitrust and other regulatory approvals, which could have the effect of delaying or preventing completion of the proposed Acquisitions, respectively. In addition, the Vectura acquisition is subject to shareholder approval by the Vectura shareholders. There can be no assurance that the number of shareholders required to vote in favor of our proposed offer will do so to enable us to effect the Vectura acquisition.

Failure to complete the Acquisitions could impact our future business and financial results.

If the proposed Acquisitions are not completed, we may experience negative reactions from our investors and the financial markets. We also may be subject to litigation related to any failure to complete either of these proposed Acquisitions or to enforcement proceedings commenced against us to perform our obligations under either acquisition agreement. If the respective Acquisitions are not completed, these risks may materialize, and may adversely affect our business, financial results and financial condition, as well as the price of our common stock.

We may be unable to successfully integrate the businesses that we acquire and unable to realize the anticipated benefits from such Acquisitions.

If the Acquisitions are completed, the successful integration of the acquired businesses and their operations into those of our own, and our ability to realize the benefits of the Acquisitions, are subject to a number of risks and uncertainties, many of which are outside of our control. The risks and uncertainties relating to integrating the businesses acquired include, among other things: (i) the challenge of integrating complex organizations, systems, operating procedures, compliance programs, technology, networks and other assets of the businesses that we acquire, and the costs related to such integration efforts; (ii) the possibility that we are unable to gain access to differentiated proprietary technology and pharmaceutical development expertise as anticipated by these Acquisitions, and thus fail to realize our desired entry into additional smoke-free and beyond nicotine platforms; and (iii) the challenge of integrating the cultures and business practices of each of Fertin Pharma and Vectura to our culture and business practices, which if not managed correctly, could lead to difficulties in retaining key management and other key employees. In addition, even if we are able to successfully integrate, the anticipated benefits of the proposed Acquisitions may not be realized fully, or at all, or may take longer to realize than expected.

The businesses that we acquire in the Acquisitions may have liabilities that are not known to us.

The businesses that we acquire in the Acquisitions may have liabilities that we were unable to identify, or were unable to discover, in the course of performing our due diligence investigations thereof. We cannot assure you that the indemnification available to us under the respective acquisition agreements that we have negotiated or will negotiate, as applicable, will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with the respective business or property that we will assume upon consummation of each acquisition. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

Acquisition accounting adjustments related to the Acquisitions could adversely affect our financial results.

We will account for the completion of the Acquisitions using the acquisition method of accounting. Differences between preliminary estimates and the final acquisition accounting may occur, and these differences could have a material impact on the consolidated financial statements and our future results of operations and financial position in combination with the businesses acquired. Furthermore, given the nature of the assets being acquired in the Acquisitions, we may not be able to avoid future impairments of those assets, which may also have a material impact on our future results of operation and financial position.

While the Acquisitions are pending, PMI, Fertin Pharma and Vectura will be subject to business uncertainties that could adversely affect our respective businesses, and adversely affect the financial results of our combined businesses after the consummation of the Acquisitions.

Our success following these Acquisitions will depend in part upon our ability, and the ability of Fertin Pharma and Vectura, respectively, to maintain respective business relationships. Uncertainty about the effect of the Fertin Pharma Acquisition and the Vectura acquisition on customers, suppliers, employees and other constituencies of each of Fertin Pharma and Vectura, may have a material adverse effect on us and/or the businesses that we will acquire with the proposed Acquisitions. Customers, suppliers and others who do business with Fertin Pharma or Vectura may delay or defer business decisions, decide to terminate, modify or renegotiate their relationships, or take other actions as a result of our proposed acquisitions of Fertin Pharma and Vectura, respectively, which could negatively affect the revenues, earnings and cash flows of our company or the businesses we acquire upon the respective consummation of the Acquisitions. If we are unable to maintain these business and operational relationships after the consummation of each Acquisition, our financial position, results of operations or cash flows upon combining with these companies could be adversely affected.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity for each of the three months in the quarter ended June 30, 2021 was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2021 – April 30, 2021 (1)	—	$—	—	$—
May 1, 2021 – May 31, 2021 (1)	—	$—	—	$—
June 1, 2021 – June 30, 2021 (1)	—	$—	—	$—
Pursuant to Publicly Announced Plans or Programs	—	$—
April 1, 2021 – April 30, 2021 (2)	6,144	$88.88
May 1, 2021 – May 31, 2021 (2)	814	$94.97
June 1, 2021 – June 30, 2021 (2)	3,838	$97.06
For the Quarter Ended June 30, 2021	10,796	$92.24

(1)During this reporting period, we did not repurchase any shares under a share repurchase program. On June 11, 2021, our Board of Directors authorized a new share repurchase program of up to $7 billion, with target spending of $5 billion to $7 billion over a three-year period that will commence in the third quarter of 2021.

(2)Shares repurchased represent shares tendered to us by employees who vested in restricted and performance share unit awards and used shares to pay all, or a portion of, the related taxes.

Item 6.Exhibits.

2.1
Share Sale and Purchase Agreement by and among Claudio Topco B.V., Bagger-Sorenson & Co. A/S and PMI Global Services, Inc., dated June 30, 2021 (incorporated by reference to Exhibit 2.1 the Current Report on Form 8-K filed July 7, 2021).

10.1	Supplemental letter to the Employment Agreement with André Calantzopoulos, effective May 5, 2021.

10.2	Supplemental letter to the Employment Agreement with Jacek Olczak, effective May 5, 2021.

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
July 27, 2021