Form 10-Q
period 2021-09-30
Philip Morris International Inc.
filed 2021-10-27
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At October 25, 2021, there were 1,556,827,680 shares outstanding of the registrant’s common stock, no par value per share.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Revenues including excise taxes	$61,393	$56,516
Excise taxes on products	38,092	35,266
Net revenues (Note 8)	23,301	21,250
Cost of sales	7,223	6,997
Gross profit	16,078	14,253
Marketing, administration and research costs (Notes 16 & 17)	5,995	5,435
Amortization of intangibles	55	55
Operating income	10,028	8,763
Interest expense, net	482	454
Pension and other employee benefit costs (Note 3)	82	68
Earnings before income taxes	9,464	8,241
Provision for income taxes	2,078	1,764
Equity investments and securities (income)/loss, net	(95)	4
Net earnings	$7,481	$6,473
Net earnings attributable to noncontrolling interests	465	393
Net earnings attributable to PMI	$7,016	$6,080
Per share data (Note 6):
Basic earnings per share	$4.49	$3.90
Diluted earnings per share	$4.48	$3.90

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended September 30,
	2021	2020
Revenues including excise taxes	$21,617	$20,444
Excise taxes on products	13,495	12,998
Net revenues	8,122	7,446
Cost of sales	2,596	2,416
Gross profit	5,526	5,030
Marketing, administration and research costs (Notes 16 & 17)	2,053	1,769
Amortization of intangibles	18	18
Operating income	3,455	3,243
Interest expense, net	154	163
Pension and other employee benefit costs (Note 3)	27	23
Earnings before income taxes	3,274	3,057
Provision for income taxes	735	640
Equity investments and securities (income)/loss, net	(49)	(20)
Net earnings	2,588	2,437
Net earnings attributable to noncontrolling interests	162	130
Net earnings attributable to PMI	$2,426	$2,307
Per share data (Note 6):
Basic earnings per share	$1.55	$1.48
Diluted earnings per share	$1.55	$1.48

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Net earnings	$7,481	$6,473
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $(34) in 2021 and $38 in 2020	245	(1,373)
Change in net loss and prior service cost:
Net gains (losses) and prior service costs, net of income taxes of $(7) in 2021 and $0 in 2020	27	—
Amortization of net losses, prior service costs and net transition costs, net of income taxes of $(54) in 2021 and $(49) in 2020	241	223
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $(15) in 2021 and $8 in 2020	85	(37)
(Gains) losses transferred to earnings, net of income taxes of $3 in 2021 and $1 in 2020	(4)	(17)
Total other comprehensive earnings (losses)	594	(1,204)
Total comprehensive earnings	8,075	5,269
Less comprehensive earnings attributable to:
Noncontrolling interests	398	393
Comprehensive earnings attributable to PMI	$7,677	$4,876

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended September 30,
	2021	2020
Net earnings	$2,588	$2,437
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $(9) in 2021 and $78 in 2020	18	(588)
Change in net loss and prior service cost:
Net gains (losses) and prior service costs, net of income taxes of $(2) in 2021 and $0 in 2020	7	—
Amortization of net losses, prior service costs and net transition costs, net of income taxes of $(18) in 2021 and $(15) in 2020	79	74
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $(3) in 2021 and $7 in 2020	8	(31)
(Gains) losses transferred to earnings, net of income taxes of $3 in 2021 and $(1) in 2020	(6)	(2)
Total other comprehensive earnings (losses)	106	(547)
Total comprehensive earnings	2,694	1,890
Less comprehensive earnings attributable to:
Noncontrolling interests	123	141
Comprehensive earnings attributable to PMI	$2,571	$1,749

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$4,491	$7,280
Trade receivables (less allowances of $69 in 2021 and $23 in 2020)	3,379	2,905
Other receivables (less allowances of $37 in 2021 and $38 in 2020)	803	856
Inventories:
Leaf tobacco	1,706	2,063
Other raw materials	1,931	1,712
Finished product	4,536	5,816
	8,173	9,591
Other current assets	1,000	860
Total current assets	17,846	21,492
Property, plant and equipment, at cost	14,906	14,909
Less: accumulated depreciation	8,845	8,544
	6,061	6,365
Goodwill (Note 4)	6,814	5,964
Other intangible assets, net (Note 4)	2,893	2,019
Equity investments (Note 12)	4,624	4,798
Deferred income taxes	1,083	1,410
Other assets (less allowances of $20 in 2021 and $22 in 2020)	2,268	2,767
TOTAL ASSETS	$41,589	$44,815

See notes to condensed consolidated financial statements.
Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share data)
(Unaudited)

	September 30, 2021	December 31, 2020
LIABILITIES
Short-term borrowings (Note 10)	$223	$244
Current portion of long-term debt (Note 10)	3,114	3,124
Accounts payable	2,810	2,780
Accrued liabilities:
Marketing and selling	804	782
Taxes, except income taxes	5,063	6,403
Employment costs	1,058	1,189
Dividends payable	1,967	1,880
Other	1,891	2,122
Income taxes	947	1,091
Total current liabilities	17,877	19,615
Long-term debt (Note 10)	25,768	28,168
Deferred income taxes	720	684
Employment costs	3,988	4,470
Income taxes and other liabilities	1,868	2,509
Total liabilities	50,221	55,446
Contingencies (Note 8)
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2021 and 2020)	—	—
Additional paid-in capital	2,181	2,105
Earnings reinvested in the business	32,935	31,638
Accumulated other comprehensive losses	(10,520)	(11,181)
	24,596	22,562
Less: cost of repurchased stock (551,612,741 and 551,942,600 shares in 2021 and 2020, respectively)	35,147	35,129
Total PMI stockholders’ deficit	(10,551)	(12,567)
Noncontrolling interests	1,919	1,936
Total stockholders’ deficit	(8,632)	(10,631)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$41,589	$44,815

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$7,481	$6,473

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	719	709
Deferred income tax (benefit) provision	(18)	(187)
Asset impairment and exit costs, net of cash paid (Note 16)	(34)	(44)
Cash effects of changes, net of the effects from acquired companies:
Receivables, net	(354)	(141)
Inventories	1,235	823
Accounts payable	165	(22)
Accrued liabilities and other current assets	(1,020)	(1,026)
Income taxes	(264)	(181)
Pension plan contributions	(219)	(62)
Other	244	308
Net cash provided by operating activities	7,935	6,650

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(459)	(462)
Acquisitions, net of acquired cash (Note 17)	(1,869)	—
Equity investments	(26)	(3)
Net investment hedges	278	(138)
Other	58	35
Net cash used in investing activities	(2,018)	(568)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Short-term borrowing activity by original maturity:
Net issuances (repayments) - maturities of 90 days or less	$(18)	$(159)
Issuances - maturities longer than 90 days	—	45
Repayments - maturities longer than 90 days	—	(45)
Long-term debt proceeds	—	2,230
Long-term debt repaid	(1,979)	(3,999)
Repurchases of common stock	(94)	—
Dividends paid	(5,628)	(5,485)
Payments to noncontrolling interests and Other	(457)	(618)
Net cash used in financing activities	(8,176)	(8,031)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(226)	(89)

Cash, cash equivalents and restricted cash (1):
Increase (Decrease)	(2,485)	(2,038)
Balance at beginning of period	7,285	6,865
Balance at end of period	$4,800	$4,827

(1) The amounts for cash, cash equivalents and restricted cash shown above include restricted cash of $309 million and $6 million as of September 30, 2021 and 2020, respectively, and $5 million and $4 million as of December 31, 2020 and 2019, respectively, which were included in other current assets in the condensed consolidated balance sheets. As of September 30, 2021, the restricted cash was primarily related to the remaining funding of PMI’s acquisition of Vectura Group plc (“Vectura"). For further details, see Note 17. Acquisitions.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Nine Months Ended September 30, 2021 and 2020
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, January 1, 2020	$—	$2,019	$30,987	$(9,363)	$(35,220)	$1,978	$(9,599)
Net earnings			6,080			393	6,473
Other comprehensive earnings (losses), net of income taxes				(1,204)			(1,204)
Issuance of stock awards		35			87		122
Dividends declared ($3.54 per share)			(5,530)				(5,530)
Payments to noncontrolling interests						(510)	(510)
Other		17				(14)	3
Balances, September 30, 2020	$—	$2,071	$31,537	$(10,567)	$(35,133)	$1,847	$(10,245)
Balances, January 1, 2021	$—	$2,105	$31,638	$(11,181)	$(35,129)	$1,936	$(10,631)
Net earnings			7,016			465	7,481
Other comprehensive earnings (losses), net of income taxes				661		(67)	594
Issuance of stock awards		76			76		152
Dividends declared ($3.65 per share)			(5,719)				(5,719)
Payments to noncontrolling interests						(459)	(459)
Common stock repurchased					(94)		(94)
Acquisitions						44	44
Balances, September 30, 2021	$—	$2,181	$32,935	$(10,520)	$(35,147)	$1,919	$(8,632)

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Three Months Ended September 30, 2021 and 2020
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, July 1, 2020	$—	$2,044	$31,103	$(10,009)	$(35,135)	$1,877	$(10,120)
Net earnings			2,307			130	2,437
Other comprehensive earnings (losses), net of income taxes				(558)		11	(547)
Issuance of stock awards		26			2		28
Dividends declared ($1.20 per share)			(1,873)				(1,873)
Payments to noncontrolling interests						(171)	(171)
Other		1					1
Balances, September 30, 2020	$—	$2,071	$31,537	$(10,567)	$(35,133)	$1,847	$(10,245)
Balances, July 1, 2021	$—	$2,143	$32,465	$(10,665)	$(35,056)	$1,913	$(9,200)
Net earnings			2,426			162	2,588
Other comprehensive earnings (losses), net of income taxes				145		(39)	106
Issuance of stock awards		38			3		41
Dividends declared ($1.25 per share)			(1,956)				(1,956)
Payments to noncontrolling interests						(161)	(161)
Common stock repurchased					(94)		(94)
Acquisitions						44	44
Balances, September 30, 2021	$—	$2,181	$32,935	$(10,520)	$(35,147)	$1,919	$(8,632)

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Background and Basis of Presentation:

Background

Philip Morris International Inc. is a holding company incorporated in Virginia, U.S.A. (also referred to herein as the U.S., the United States or the United States of America), whose subsidiaries and affiliates and their licensees are engaged in the manufacture and sale of cigarettes and other nicotine-containing products, including reduced-risk products, in markets outside of the United States of America. In addition, PMI ships versions of its Platform 1 device and its consumables authorized by the U.S. Food and Drug Administration ("FDA") to Altria Group, Inc., for sale in the United States under license. For further developments related to the sale of these products in the U.S., see Note 8. Contingencies. Throughout these financial statements, the term "PMI" refers to Philip Morris International Inc. and its subsidiaries.

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

In the third quarter of 2021, the former Latin America & Canada segment was renamed as the Americas segment. Additionally, during the third quarter of 2021, due to the recent acquisitions of Fertin Pharma A/S, Vectura Group plc. and OtiTopic, Inc., PMI added an Other category. For further details, see Note 7. Segment Reporting and Note 17. Acquisitions.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 2. Stock Plans:

In May 2017, PMI’s shareholders approved the Philip Morris International Inc. 2017 Performance Incentive Plan (the “2017 Plan”). Under the 2017 Plan, PMI may grant to eligible employees restricted shares and restricted share units, performance-based cash incentive awards and performance-based equity awards. Up to 25 million shares of PMI’s common stock may be issued under the 2017 Plan. At September 30, 2021, shares available for grant under the 2017 Plan were 14,833,501.

In May 2017, PMI’s shareholders also approved the Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors (the “2017 Non-Employee Directors Plan”). A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the 2017 Non-Employee Directors Plan. At September 30, 2021, shares available for grant under the plan were 914,413.

Restricted share unit (RSU) awards

During the nine months ended September 30, 2021 and 2020, shares granted to eligible employees and the weighted-average grant date fair value per share related to RSU awards were as follows:

	Number of Shares Granted	Weighted-Average Grant Date Fair Value Per RSU Award Granted
2021	1,998,160	$ 82.06
2020	1,712,750	$ 85.81

Compensation expense related to RSU awards was as follows:

Compensation Expense Related to RSU Awards
(in millions)	For the Nine Months Ended September 30,	For the Three Months Ended September 30,
2021	$ 106	$ 33
2020	$ 98	$ 30

As of September 30, 2021, PMI had $177 million of total unrecognized compensation cost related to non-vested RSU awards. The cost is recognized over the original restriction period of the awards, which is typically three years after the date of the award, or upon death, disability or reaching the age of 58.

During the nine months ended September 30, 2021, 1,213,882 RSU awards vested. The grant date fair value of all the vested awards was approximately $117 million. The total fair value of RSU awards that vested during the nine months ended September 30, 2021 was approximately $107 million.

Performance share unit (PSU) awards

During the nine months ended September 30, 2021 and 2020, PMI granted PSU awards to certain executives. The PSU awards require the achievement of certain performance factors, which are predetermined at the time of grant, typically over a three-year performance cycle. The performance metrics for such PSU's granted during the nine months ended September 30, 2021 and 2020 consisted of PMI's Total Shareholder Return ("TSR") relative to a predetermined peer group and on an absolute basis (40% weight), PMI’s currency-neutral compound annual adjusted diluted earnings per share growth rate (30% weight), and PMI’s performance against specific measures of PMI’s transformation, defined as net revenues from PMI's RRPs and any other non-combustible products as a percentage of PMI's total net revenues in the last year of the performance cycle (30% weight).

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

During the nine months ended September 30, 2021 and 2020, shares granted to eligible employee and the grant date fair value per share related to PSU awards were as follows:

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
(b) Determined using the observed historical volatility.

Compensation expense related to PSU awards was as follows:

Compensation Expense Related to PSU Awards
(in millions)	For the Nine Months Ended September 30,	For the Three Months Ended September 30,
2021	$ 58	$ 12
2020	$ 30	($ 2)

As of September 30, 2021, PMI had $59 million of total unrecognized compensation cost related to non-vested PSU awards. The cost is recognized over the performance cycle of the awards, or upon death, disability or reaching the age of 58.

During the nine months ended September 30, 2021, 189,839 PSU awards vested. The grant date fair value of all the vested awards was approximately $21 million. The total fair value of PSU awards that vested during the nine months ended September 30, 2021 was approximately $16 million.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Pension and other employee benefit costs per the condensed consolidated statements of earnings consisted of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net pension costs (income)	$(4)	$(13)	$(2)	$(5)
Net postemployment costs	80	75	27	26
Net postretirement costs	6	6	2	2
Total pension and other employee benefit costs	$82	$68	$27	$23

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	Pension (1)
	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2021	2020	2021	2020
Service cost	$220	$198	$73	$68
Interest cost	36	54	11	19
Expected return on plan assets	(278)	(265)	(92)	(92)
Amortization:
Net loss	236	197	78	68
Prior service cost	2	1	1	—
Net periodic pension cost	$216	$185	$71	$63
(1) Primarily non-U.S. based defined benefit retirement plans.

Employer Contributions
PMI makes, and plans to make, contributions, to the extent that they are tax deductible and to meet specific funding requirements of its funded pension plans. Employer contributions of $219 million were made to the pension plans during the nine months ended September 30, 2021. Currently, PMI anticipates making additional contributions during the remainder of 2021 of approximately $40 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest and currency rates.

Note 4. Goodwill and Other Intangible Assets, net:

The movements in goodwill were as follows:

(in millions)	European Union	Eastern Europe	Middle East & Africa	South & Southeast Asia	East Asia & Australia	Americas	Other	Total
Balances, December 31, 2020	$1,434	$317	$86	$2,915	$559	$653	$—	$5,964
Changes due to:
Acquisitions	30	—	—	—	—	—	1,042	1,072
Currency	(63)	(13)	(2)	(85)	(18)	(28)	(13)	(222)
Balances, September 30, 2021	$1,401	$304	$84	$2,830	$541	$625	$1,029	$6,814

The increase in goodwill was due primarily to the preliminary purchase price allocation of PMI's business combinations in 2021. For further details on these business combinations, see Note 17. Acquisitions.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

At September 30, 2021, goodwill primarily reflects PMI’s business combinations in Colombia, Greece, Indonesia, Mexico, Pakistan, the Philippines and Serbia, as well as the preliminary purchase price allocation of Fertin Pharma A/S and Vectura Group plc., which were acquired in September 2021.

Details of other intangible assets were as follows:

		September 30, 2021			December 31, 2020
(in millions)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizable intangible assets		$1,295		$1,295	$1,289		$1,289
Amortizable intangible assets:
Trademarks	12 years	1,211	$625	586	1,233	$594	639
Developed technology, including patents	14 years	850	46	804	93	41	52
Other*	10 years	296	88	208	126	87	39
Total other intangible assets		$3,652	$759	$2,893	$2,741	$722	$2,019
* Primarily includes distribution networks and customer relationships.

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia and Mexico. The increase since December 31, 2020 was due to the preliminary purchase price allocation associated with PMI's business combinations in 2021 (primarily in process research and development ("IPR&D")) in the amount of $30 million, partially offset by currency movements of ($24 million). For further details, see Note 17. Acquisitions.

The increase in the gross carrying amount of amortizable intangible assets from December 31, 2020, was due to the preliminary purchase price allocation associated with PMI's business combinations in 2021 (primarily developed technology and customer relationships) in the amount of $950 million, partially offset by currency movements of ($45 million). For further details, see Note 17. Acquisitions.

The change in the accumulated amortization from December 31, 2020, was mainly due to the 2021 amortization of $55 million, partially offset by currency movements of ($18 million).

Amortization expense for each of the next five years (including PMI's recent acquisitions of Fertin Pharma A/S and Vectura Group plc.) is estimated to be $143 million or less, assuming no additional transactions occur that require the amortization of intangible assets.

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

PMI uses deliverable and non-deliverable forward foreign exchange contracts, foreign currency swaps and foreign currency options, collectively referred to as foreign exchange contracts ("foreign exchange contracts"), and interest rate contracts to mitigate its exposure to changes in exchange and interest rates from third-party and intercompany actual and forecasted transactions. Both foreign exchange contracts and interest rate contracts are collectively referred to as derivative contracts ("derivative contracts"). The primary currencies to which PMI is exposed include the Euro, Indonesian rupiah, Japanese yen, Mexican peso, Philippine peso, Russian ruble and Swiss franc. At September 30, 2021, PMI had contracts with aggregate notional amounts of $23.1 billion of which $4.0 billion related to cash flow hedges, $7.4 billion related to hedges of net investments in foreign operations and $11.7 billion related to other derivatives that primarily offset currency exposures on intercompany financing.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair value of PMI’s derivative contracts included in the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, were as follows:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
		At	At		At	At
(in millions)	Balance Sheet Classification	September 30, 2021	December 31, 2020	Balance Sheet Classification	September 30, 2021	December 31, 2020
Derivative contracts designated as hedging instruments	Other current assets	$182	$130	Other accrued liabilities	$83	$241
	Other assets	12	6	Income taxes and other liabilities	297	605
Derivative contracts not designated as hedging instruments	Other current assets	72	46	Other accrued liabilities	41	207
	Other assets	—	—	Income taxes and other liabilities	—	57
Total gross amount derivatives contracts presented in the condensed consolidated balance sheets		$266	$182		$421	$1,110
Gross amounts not offset in the condensed consolidated balance sheets
Finance instruments		(137)	(156)		(137)	(156)
Cash collateral received/pledged		(114)	(23)		(280)	(892)
Net amount		$15	$3		$4	$62

PMI assesses the fair value of its foreign exchange contracts and interest rate contracts using standard valuation models that use, as their basis, readily observable market inputs. The fair value of PMI’s foreign exchange forward contracts, foreign currency swaps and interest rate contracts is determined by using the prevailing foreign exchange spot rates and interest rate differentials, and the respective maturity dates of the instruments. The fair value of PMI’s currency options is determined by using a Black-Scholes methodology based on foreign exchange spot rates and interest rate differentials, currency volatilities and maturity dates. PMI’s derivative contracts have been classified within Level 2 at September 30, 2021 and December 31, 2020.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the nine months ended September 30, 2021 and 2020, PMI's derivative contracts impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Nine Months Ended September 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) on Derivatives	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Earnings
	2021	2020		2021	2020	2021	2020
Derivative contracts designated as hedging instruments:
Cash flow hedges	$100	$(45)
			Net revenues	$30	$4
			Cost of sales	—	7
			Marketing, administration and research costs	(14)	15
			Interest expense, net	(9)	(8)
Net investment hedges (a)	325	(52)	Interest expense, net (b)			$117	$150
Derivative contracts not designated as hedging instruments:			Interest expense, net			39	59
			Marketing, administration and research costs (c)			298	(145)
Total	$425	$(97)		$7	$18	$454	$64
(a) Amount of gains (losses) on hedges of net investments principally related to changes in exchange and interest rates between the Euro and U.S. dollar
(b) Represent the gains for amounts excluded from the effectiveness testing
(c) The gains (losses) from these contracts attributable to changes in foreign currency exchange rates substantially offset the (losses) and gains generated by the underlying intercompany and third-party loans being hedged

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the three months ended September 30, 2021 and 2020, PMI's derivative contracts impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Three Months Ended September 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) on Derivatives	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Earnings
	2021	2020		2021	2020	2021	2020
Derivative contracts designated as hedging instruments:
Cash flow hedges	$11	$(38)
			Net revenues	$13	$—
			Cost of sales	—	—
			Marketing, administration and research costs	(2)	4
			Interest expense, net	(2)	(3)
Net investment hedges (a)	133	(321)	Interest expense, net (b)			$35	$46
Derivative contracts not designated as hedging instruments:			Interest expense, net			14	11
			Marketing, administration and research costs (c)			102	(82)
Total	$144	$(359)		$9	$1	$151	$(25)

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

PMI has entered into derivative contracts to hedge the foreign currency exchange and interest rate risks related to certain forecasted transactions. Gains and losses associated with qualifying cash flow hedge contracts are deferred as components of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. As of September 30, 2021, PMI has hedged forecasted transactions for periods not exceeding the next fifteen months with the exception of one derivative contract that expires in May 2024. The impact of these hedges is primarily included in operating cash flows on PMI’s condensed consolidated statements of cash flows.

Hedges of Net Investments in Foreign Operations

PMI designates derivative contracts and certain foreign currency denominated debt instruments as net investment hedges, primarily of its Euro net assets. For the nine months ended September 30, 2021 and 2020, the amount of pre-tax gain/(loss) related to these debt instruments, that was reported as a component of accumulated other comprehensive losses within currency translation adjustments, was $181 million and $(290) million, respectively. For the three months ended September 30, 2021 and 2020, the amount of pre-tax gain/(loss) related to these debt instruments, that was reported as a component of accumulated other comprehensive losses within currency translation adjustments, was $71 million and $(187) million, respectively. The premiums paid for, and settlements of, net investment hedges are included in investing cash flows on PMI’s condensed consolidated statements of cash flows.

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

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses

Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2021	2020	2021	2020
Gain/(loss) as beginning of period	$(85)	$3	$(6)	$(18)
Derivative (gains)/losses transferred to earnings	(4)	(17)	(6)	(2)
Change in fair value	85	(37)	8	(31)
Gain/(loss) as of September 30,	$(4)	$(51)	$(4)	$(51)

At September 30, 2021, PMI expects $18 million of derivative gains that are included in accumulated other comprehensive losses to be reclassified to the condensed consolidated statement of earnings within the next 12 months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.
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

Note 6. Earnings Per Share:
Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2021	2020	2021	2020
Net earnings attributable to PMI	$7,016	$6,080	$2,426	$2,307
Less distributed and undistributed earnings attributable to share-based payment awards	21	15	7	5
Net earnings for basic and diluted EPS	$6,995	$6,065	$2,419	$2,302
Weighted-average shares for basic EPS	1,558	1,557	1,558	1,558
Plus contingently issuable performance stock units (PSUs)	2	—	2	—
Weighted-average shares for diluted EPS	1,560	1,557	1,560	1,558

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

Note 7. Segment Reporting:

PMI’s subsidiaries and affiliates are engaged in the manufacture and sale of cigarettes and other nicotine-containing products, including RRPs, in markets outside of the United States of America. In addition, PMI ships versions of its Platform 1 device and its consumables authorized by the FDA to Altria Group, Inc. for sale in the United States under license. For further developments related to the sale of these products in the U.S., see Note 8. Contingencies. PMI's segments are generally organized by geographic region and managed by segment managers who are responsible for the operating and financial results of the regions inclusive of all product categories sold in the region. PMI currently has six geographical segments: the European Union; Eastern Europe; Middle East & Africa; South & Southeast Asia; East Asia & Australia; and Americas; as well as an Other category. Other consists of the third quarter 2021 acquisitions of Fertin Pharma A/S, Vectura Group plc. and OtiTopic, Inc. For further details on these acquisitions, see Note 17. Acquisitions. PMI records net revenues and operating income to its geographical segments based upon the geographic area in which the customer resides. Revenues from shipments of Platform 1 devices, heated tobacco units and accessories to Altria Group, Inc. for sale under license in the United States are included in net revenues of the Americas segment.

PMI’s chief operating decision maker evaluates geographical segment performance and allocates resources based on regional operating income, which includes results from all product categories sold in each region. Business operations in the Other category are evaluated separately.

PMI disaggregates its net revenue from contracts with customers by both geographic location and product category for each of PMI's six geographical segments, as PMI believes this best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors.

Segment data were as follows:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2021	2020	2021	2020
Net revenues:
European Union	$9,250	$7,960	$3,192	$2,950
Eastern Europe	2,632	2,470	941	899
Middle East & Africa	2,306	2,348	945	768
South & Southeast Asia	3,284	3,211	1,065	1,071
East Asia & Australia	4,509	4,045	1,523	1,358
Americas	1,320	1,216	456	400
Net revenues	$23,301	$21,250	$8,122	$7,446
Operating income (loss):
European Union	$4,811	$3,924	$1,680	$1,588
Eastern Europe	913	610	338	245
Middle East & Africa	739	819	388	261
South & Southeast Asia	1,208	1,290	348	402
East Asia & Australia	2,041	1,792	631	637
Americas	367	328	121	110
	10,079	8,763	3,506	3,243
Other	(51)	—	(51)	—
Operating income	$10,028	$8,763	$3,455	$3,243

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

PMI's net revenues by product category were as follows:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2021	2020	2021	2020
Net revenues:
Combustible products:
European Union	$6,283	$6,099	$2,170	$2,244
Eastern Europe	1,681	1,681	635	636
Middle East & Africa	2,208	2,296	901	768
South & Southeast Asia	3,277	3,211	1,061	1,071
East Asia & Australia	1,850	1,876	591	605
Americas	1,278	1,196	438	393
Total combustible products	$16,577	$16,360	$5,796	$5,716
Reduced-risk products:
European Union	$2,967	$1,861	$1,022	$706
Eastern Europe	951	789	306	263
Middle East & Africa	98	52	44	—
South & Southeast Asia	7	—	4	—
East Asia & Australia	2,659	2,169	932	753
Americas	42	20	18	7
Total reduced-risk products	$6,724	$4,890	$2,326	$1,730

Total PMI net revenues	$23,301	$21,250	$8,122	$7,446
Note: Sum of product categories or Regions might not foot to total PMI due to roundings.

Items affecting the comparability of results from operations were as follows:

•Asset impairment and exit costs - See Note 16. Asset Impairment and Exit Costs for a breakdown of these costs by segment for the nine months and three months ended September 30, 2021 and 2020.
•Saudi Arabia customs assessments - See Note 8. Contingencies for the details of the $246 million reduction in net revenues of combustible products included in the Middle East & Africa segment for the nine months ended September 30, 2021.
•Asset acquisition cost - See Note 17. Acquisitions for the details of the $51 million pre-tax charge associated with the asset acquisition of OtiTopic, Inc. included in Other within the operating income table above for the nine months and three months ended September 30, 2021.

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

Net revenues related to reduced-risk products refer to the operating revenues generated from the sale of these products, including shipping and handling charges billed to customers, net of sales and promotion incentives, and excise taxes. These net revenue amounts consist of the sale of PMI's heated tobacco units, heat-not-burn devices and related accessories, and other nicotine-containing products, which primarily include PMI's e-vapor and oral nicotine products.

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
CCAA Proceedings and Stay of Tobacco-Related Cases Pending in Canada
As a result of the Court of Appeal of Quebec’s decision in both the Létourneau and Blais cases described below, our subsidiary, Rothmans, Benson & Hedges Inc. (“RBH”), and the other defendants, JTI Macdonald Corp., and Imperial Tobacco Canada Limited, sought protection in the Ontario Superior Court of Justice under the Companies’ Creditors Arrangement Act (“CCAA”) on March 22, March 8, and March 12, 2019, respectively. CCAA is a Canadian federal law that permits a Canadian business to restructure its affairs while carrying on its business in the ordinary course. The initial CCAA order made by the Ontario Superior Court on March 22, 2019, authorizes RBH to pay all expenses incurred in carrying on its business in the ordinary course after the CCAA filing, including obligations to employees, vendors, and suppliers. As further described in Item 8, Note 20. Deconsolidation of RBH of PMI's Annual Report on Form 10-K for the year ended December 31, 2020, RBH's financial results have been deconsolidated from our consolidated financial statements since March 22, 2019. As part of the CCAA proceedings, there is currently a comprehensive stay up to and including March 31, 2022, of all tobacco-related litigation pending in Canada against RBH and the other defendants, including PMI and our indemnitees (PM USA and Altria), namely, the smoking and health class actions filed in various Canadian provinces and health care cost recovery actions. These proceedings are presented below under the caption “Stayed Litigation — Canada.” Ernst & Young Inc. has been appointed as monitor of RBH in the CCAA proceedings. In accordance with the CCAA process, as the parties work towards a plan of arrangement or compromise in a confidential mediation, it is anticipated that the court will set additional hearings and further extend the stay of proceedings. On April 17, 2019, the Ontario Superior Court ruled that RBH and the other defendants will not be allowed to file an application to the Supreme Court of Canada for leave to appeal the Court of Appeal’s decision in the Létourneau and the Blais cases so long as the comprehensive stay of all tobacco-related litigation in Canada remains in effect

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
and that the time period to file the application would be extended by the stay period. While RBH believes that the findings of liability and damages in both Létourneau and the Blais cases were incorrect, the CCAA proceedings will provide a forum for RBH to seek resolution through a plan of arrangement or compromise of all tobacco-related litigation pending in Canada. It is not possible to predict the resolution of the underlying legal proceedings or the length of the CCAA process.

Stayed Litigation — Canada

Smoking and Health Litigation — Canada

In the first class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI-Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, RBH and other Canadian cigarette manufacturers (Imperial Tobacco Canada Ltd. and JTI-Macdonald Corp.) are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, sought compensatory and punitive damages for each member of the class who suffers allegedly from certain smoking-related diseases. The class was certified in 2005. The trial court issued its judgment on May 27, 2015. The trial court found RBH and two other Canadian manufacturers liable and found that the class members’ compensatory damages totaled approximately CAD 15.5 billion, including pre-judgment interest (approximately $12.5 billion). The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion, including pre-judgment interest (approximately $2.5 billion)). In addition, the trial court awarded CAD 90,000 (approximately $72,800) in punitive damages, allocating CAD 30,000 (approximately $24,300) to RBH. The trial court estimated the disease class at 99,957 members. RBH appealed to the Court of Appeal of Quebec. In October 2015, the Court of Appeal ordered RBH to furnish security totaling CAD 226 million (approximately $183 million) to cover both the Létourneau and Blais cases, which RBH has paid in installments through March 2017. The Court of Appeal ordered Imperial Tobacco Canada Ltd. to furnish security totaling CAD 758 million (approximately $613 million) in installments through June 2017. JTI Macdonald Corp. was not required to furnish security in accordance with plaintiffs’ motion. The Court of Appeal ordered that the security is payable upon a final judgment of the Court of Appeal affirming the trial court’s judgment or upon further order of the Court of Appeal.

On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court’s findings of liability and the compensatory and punitive damages award while reducing the total amount of compensatory damages to approximately CAD 13.5 billion including interest (approximately $10.9 billion) due to the trial court’s error in the calculation of interest. The compensatory damages award is on a joint and several basis with an allocation of 20% to RBH (approximately CAD 2.7 billion, including pre-judgment interest (approximately $2.2 billion)). The Court of Appeal upheld the trial court’s findings that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking and by conspiring to prevent consumers from learning of the dangers of smoking. The Court of Appeal further held that the plaintiffs either need not prove, or had adequately proven, that these faults were a cause of the class members’ injuries. In accordance with the judgment, defendants were required to deposit their respective portions of the damages awarded in both the Létourneau case described below and the Blais case, approximately CAD 1.1 billion (approximately $889 million), into trust accounts within 60 days. RBH’s share of the deposit was approximately CAD 257 million (approximately $194 million). PMI recorded a pre-tax charge of $194 million in its consolidated results, representing $142 million net of tax, as tobacco litigation-related expense, in the first quarter of 2019. The charge reflects PMI’s assessment of the portion of the judgment that represents probable and estimable loss prior to the deconsolidation of RBH and corresponds to the trust account deposit required by the judgment.

In the second class action pending in Canada, Cecilia Létourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI-Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, RBH and other Canadian cigarette manufacturers (Imperial Tobacco Canada Ltd. and JTI-Macdonald Corp.) are defendants.  The plaintiff, an individual smoker, sought compensatory and punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005. The trial court issued its judgment on May 27, 2015. The trial court found RBH and two other Canadian manufacturers liable and awarded a total of CAD 131 million (approximately $106 million) in punitive damages, allocating CAD 46 million (approximately $37 million) to RBH. The trial court estimated the size of the addiction class at 918,000 members but declined to award compensatory damages to the addiction class because the evidence did not establish the claims with sufficient accuracy. The trial court found that a claims process to allocate the awarded punitive damages to individual class members would be too expensive and difficult to administer. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court’s findings of liability and the total amount of punitive damages awarded allocating CAD 57 million including interest (approximately $46 million) to RBH. See the Blais description above and Item 8, Note 20. Deconsolidation of RBH in PMI's Annual Report on Form 10-K for the year ended December 31, 2020 for further detail

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
concerning the security order pertaining to both Létourneau and Blais cases and the impact of the decision on PMI’s financial statements.

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
__________
The table below lists the number of tobacco-related cases pertaining to combustible products pending against us and/or our subsidiaries or indemnitees as of October 22, 2021, October 23, 2020 and October 22, 2019:¹

Type of Case	Number of Cases Pending as of October 22, 2021	Number of Cases Pending as of October 23, 2020	Number of Cases Pending as of October 22, 2019
Individual Smoking and Health Cases	40	43	49
Smoking and Health Class Actions	9	9	10
Health Care Cost Recovery Actions	17	17	17
Label-Related Class Actions	—	—	—
Individual Label-Related Cases	3	5	5
Public Civil Actions	1	2	2

Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 521 Smoking and Health, Label-Related, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Fourteen cases have had decisions in favor of plaintiffs. Ten of these cases have subsequently reached final resolution in our favor and four remain on appeal.

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
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Blais class on liability and found the class members’ compensatory damages totaled approximately CAD 15.5 billion (approximately $12.5 billion), including pre-judgment interest. The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion including pre-judgment interest (approximately $2.5 billion)). The trial court awarded CAD 90,000 (approximately $72,800) in punitive damages, allocating CAD 30,000 (approximately $24,300) to our subsidiary. The trial court ordered defendants to pay CAD 1 billion (approximately $808 million) of the compensatory damage award, CAD 200 million (approximately $162 million) of which is our subsidiary’s portion, into a trust within 60 days.

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
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Létourneau class on liability and awarded a total of CAD 131 million (approximately $106 million) in punitive damages, allocating CAD 46 million (approximately $37 million) to RBH. The trial court ordered defendants to pay the full punitive damage award into a trust within 60 days. The court did not order the payment of compensatory damages.

In June 2015, RBH commenced the appellate process with the Court of Appeal of Quebec. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court's decision. (See “Stayed Litigation — Canada” for further detail.)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
August 5, 2016	Argentina/Hugo Lespada	Individual Action
On August 5, 2016, the Civil Court No. 14 - Mar del Plata, issued a verdict in favor of plaintiff, an individual smoker, and awarded him ARS 110,000 (approximately $1,107), plus interest, in compensatory and moral damages. The trial court found that our subsidiary failed to warn plaintiff of the risk of becoming addicted to cigarettes.

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
On June 17, 2021, the Civil Court No. 9 - Mar del Plata, issued a verdict in favor of plaintiff, an individual smoker, and awarded her smoking cessation treatments, ARS 150,000 (approximately $1,509), in compensatory and moral damages, and ARS 4,000,000 (approximately $40,256) in punitive damages, plus interest and costs. The trial court found that our subsidiary failed to warn plaintiff of the risk of becoming addicted to cigarettes.

On July 2, 2021, our subsidiary filed its notice of appeal. In addition, plaintiff filed an appeal challenging the dismissal of the claim for psychological damages. As required by local law, our subsidiary deposited the damages awarded, plus interest and costs, in total ARS 6,114,428 (approximately $61,536), into a court escrow account. Our subsidiary challenged the amount determined by the court. If our subsidiary ultimately prevails on appeal, the deposited amounts will be returned to our subsidiary.

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
As of October 22, 2021, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•40 cases brought by individual plaintiffs in Argentina (30), Brazil (2), Canada (2), Chile (1), Italy (1), the Philippines (1), Turkey (1) and Scotland (1), as well as 1 case brought by an individual plaintiff in the United States District Court for the District of Oregon in May 2021. The provisions of the 2008 Share Distribution Agreement between PMI and Altria provide for indemnities to PMI for certain liabilities concerning tobacco products as described above under the caption "Tobacco-Related Litigation," compared with 43 such cases on October 23, 2020, and 49 cases on October 22, 2019; and
•9 cases brought on behalf of classes of individual plaintiffs in Canada, compared with 9 such cases on October 23, 2020 and 10 such cases on October 22, 2019.

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
As of October 22, 2021, there were 17 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Brazil (1), Canada (10), Korea (1) and Nigeria (5), compared with 17 such cases on October 23, 2020 and 17 such cases on October 22, 2019.

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

As of October 22, 2021, there were 3 label-related cases brought by individual plaintiffs in Italy (1) and Chile (2) pending against our subsidiaries, compared with 5 such cases on October 23, 2020, and 5 such cases on October 22, 2019.

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

As of October 22, 2021, there were 1 public civil actions pending against our subsidiaries in Venezuela (1), compared with 2 such cases on October 23, 2020, and 2 such cases on October 22, 2019.

In the public civil action in Argentina, Asociación Argentina de Derecho de Danos v. Massalin Particulares S.A., et al., Civil Court of Buenos Aires, Argentina, filed February 26, 2007, our subsidiary and another member of the industry were defendants. The plaintiff, a consumer association, sought the establishment of a relief fund for reimbursement of medical costs associated with diseases allegedly caused by smoking. The trial court dismissed the case on May 14, 2021. No appeal was filed and the trial court's dismissal is now final.

In a public civil action in Venezuela, Federation of Consumers and Users Associations (“FEVACU”), et al. v. National Assembly of Venezuela and the Venezuelan Ministry of Health, Constitutional Chamber of the Venezuelan Supreme Court, filed April 29, 2008, we were not named as a defendant, but the plaintiffs published a notice pursuant to court order, notifying all interested parties to appear in the case. In January 2009, our subsidiary appeared in the case in response to this notice. The plaintiffs purport to represent the right to health of the citizens of Venezuela and claim that the government failed to protect adequately its citizens' right to health. The claim asks the court to order the government to enact stricter regulations on the manufacture and sale of tobacco products. In addition, the plaintiffs ask the court to order companies involved in the tobacco industry to allocate a percentage of their “sales or benefits” to establish a fund to pay for the health care costs of treating smoking-related diseases. In October 2008, the court ruled that plaintiffs have standing to file the claim and that the claim meets the threshold admissibility requirements. In December 2012, the court admitted our subsidiary and BAT's subsidiary as interested third parties. In February 2013, our subsidiary answered the complaint.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other Litigation

The Department of Special Investigations of the government of Thailand ("DSI") conducted an investigation into alleged underpayment by our subsidiary, Philip Morris (Thailand) Limited ("PM Thailand"), of customs duties and excise taxes relating to imports from the Philippines covering the period 2003-2007. On January 18, 2016, the Public Prosecutor filed charges against our subsidiary and seven former and current employees in the Bangkok Criminal Court alleging that PM Thailand and the individual defendants jointly and with the intention to defraud the Thai government, under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries of cigarettes from the Philippines during the period of July 2003 to June 2006. The government is seeking a fine of approximately THB 80.8 billion (approximately $2.4 billion). In May 2017, Thailand enacted a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law, and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies. Trial in the case began in November 2017, and concluded in September 2019. In November 2019, the trial court found our subsidiary guilty of under-declaration of the prices and imposed a fine of approximately THB 1.2 billion (approximately $36 million). The trial court dismissed all charges against the individual defendants. In December 2019, as required by the Thai law, our subsidiary paid the fine. This payment is included in other assets on the condensed consolidated balance sheets and negatively impacted net cash provided by operating activities in the condensed consolidated statements of cash flows in the period of payment. Our subsidiary filed an appeal of the trial court's decision. In addition, the Public Prosecutor filed an appeal of the trial court's decision challenging the dismissal of charges against the individual defendants and the amount of the fine imposed. If our subsidiary ultimately prevails on appeal, then Thailand will be required to return this payment to our subsidiary. The appellate court is scheduled to issue its decision on the appeals on February 1, 2022.

The DSI also conducted an investigation into alleged underpayment by PM Thailand of customs duties and excise taxes relating to imports from Indonesia covering the period 2000-2003. On January 26, 2017, the Public Prosecutor filed charges against PM Thailand and its former Thai employee in the Bangkok Criminal Court alleging that PM Thailand and its former employee jointly and with the intention to defraud the Thai government under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries during the period from January 2002 to July 2003. The government is seeking a fine of approximately THB 19.8 billion (approximately $592 million). In May 2017, Thailand enacted a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law, and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and a Thai court. Trial in the case began in November 2018 and concluded in December 2019. In March 2020, the trial court found our subsidiary guilty of under-declaration of the prices and imposed a fine of approximately THB 130 million (approximately $4 million). The trial court dismissed all charges against the individual defendant. In April 2020, as required by Thai law, our subsidiary paid the fine. This payment is included in other assets on the condensed consolidated balance sheets and negatively impacted net cash provided by operating activities in the condensed consolidated statements of cash flows in the period of payment. Our subsidiary filed an appeal of the trial court's decision. In addition, the Public Prosecutor filed an appeal of the trial court's decision challenging the dismissal of charges against the individual defendant and the amount of the fine imposed. If our subsidiary ultimately prevails on appeal, then Thailand will be required to return this payment to our subsidiary.

The South Korean Board of Audit and Inspection (“BAI”) conducted an audit of certain Korean government agencies and the tobacco industry into whether inventory movements ahead of the January 1, 2015 increase of cigarette-related taxes by tobacco companies, including Philip Morris Korea Inc. ("PM Korea"), our South Korean subsidiary, were in compliance with South Korean tax laws.  In November 2016, the tax authorities completed their audit and assessed allegedly underpaid taxes and penalties.  In order to avoid nonpayment financial costs, PM Korea paid approximately KRW 272 billion (approximately $231 million), of which KRW 100 billion (approximately $85 million) was paid in 2016 and KRW 172 billion (approximately $146 million) was paid in the first quarter of 2017.  These paid amounts are included in other assets in the condensed consolidated balance sheets and negatively impacted net cash provided by operating activities in the condensed consolidated statements of cash flows in the period of payment.  PM Korea appealed the assessments. In January 2020, a trial court ruled that PM Korea did not underpay taxes in the amount of approximately KRW 218 billion (approximately $185 million). The tax authorities appealed this decision to the appellate court. In September 2020, the appellate court upheld the trial court's decision. The tax authorities have appealed to the Supreme Court of South Korea. In June 2020, another trial court ruled that PM Korea did not underpay approximately KRW 54 billion (approximately $46 million) of alleged underpayments. The government agencies appealed this decision. In January 2021, the appellate court upheld the trial court's decision. The government agencies appealed to the Supreme Court of South Korea. If the tax authorities and government agencies ultimately lose, then they would be required to return the paid amounts to PM Korea.

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

A putative shareholder class action lawsuit, In re Philip Morris International Inc. Securities Litigation, is pending in the United States District Court for the Southern District of New York, purportedly on behalf of purchasers of Philip Morris International Inc. stock between July 26, 2016 and April 18, 2018.  The lawsuit names Philip Morris International Inc. and certain officers and employees as defendants and includes allegations that the defendants made false and/or misleading statements and/or failed to disclose information about PMI’s business, operations, financial condition, and prospects, related to product sales of, and alleged irregularities in clinical studies of, PMI’s Platform 1 product.  The lawsuit seeks various forms of relief, including damages. In November 2018, the court consolidated three putative shareholder class action lawsuits with similar allegations previously filed in the Southern District of New York (namely, City of Westland Police and Fire Retirement System v. Philip Morris International Inc., et al, Greater Pennsylvania Carpenters’ Pension Fund v. Philip Morris International Inc., et al., and Gilchrist v. Philip Morris International Inc., et al.) into these proceedings. A putative shareholder class action lawsuit, Rubenstahl v. Philip Morris International Inc., et al., that had been previously filed in December 2017 in the United States District Court for the District of New Jersey, was voluntarily dismissed by the plaintiff due to similar allegations in these proceedings. On February 4, 2020, the court granted defendants’ motion in its entirety, dismissing all but one of the plaintiffs’ claims with prejudice.  The court noted that one of plaintiffs’ claims (allegations relating to four non-clinical studies of PMI’s Platform 1 product) did not state a viable claim but allowed plaintiffs to replead that claim by March 3, 2020. On February 18, 2020, the plaintiffs filed a motion for reconsideration of the court's February 4th decision; this motion was denied on September 21, 2020. On September 28, 2020, plaintiffs filed an amended complaint seeking to replead allegations relating to four non-clinical studies of PMI's Platform 1 product. On September 10, 2021, the court granted defendant's motion to dismiss plaintiffs' amended complaint in its entirety. On October 8, 2021, the plaintiffs filed a Notice of Appeal to the U.S. Court of Appeal for the Second Circuit. We believe that this lawsuit is without merit and will continue to defend it vigorously.

In April 2020, affiliates of British American Tobacco plc (“BAT”) commenced patent infringement proceedings, RAI Strategic Holdings, Inc., et al. v. Altria Client Services LLC, et al.,  in the federal court in the Eastern District of Virginia, where PMI's subsidiary, Philip Morris Products S.A., as well as Altria Group, Inc.'s subsidiaries, are defendants. Plaintiffs seek damages and injunctive relief against the commercialization of the Platform 1 products in the United States.  In April 2020, BAT affiliates filed a complaint against PMI, Philip Morris Products S.A., Altria Group, Inc., and its subsidiaries before the International Trade Commission ("ITC"). Plaintiffs seek an order to prevent the importation of Platform 1 products into the United States. The ITC evidentiary hearing closed on February 1, 2021. On May 14, 2021, the administrative law judge issued an Initial and Recommended Determination ("ID/RD") finding that the Platform 1 product infringes two of the three patents asserted by Plaintiffs, recommending that the ITC issue a Limited Exclusion order against infringing products, and recommending against a cease-and-desist, as well as recommending against a bond pending Presidential review of the ITC's Final Determination ("FD"). Defendants and Plaintiffs filed separate Petitions for Review with the ITC of the ID on May 28, 2021; on July 27, 2021, the ITC granted each of the petitions in part, deciding to review certain issues in the ID. Plaintiffs and Defendants also submitted brief statements of the public interest factors in issue to the ITC on June 15, 2021. On September 29, 2021, the ITC issued its FD finding a violation of section 337 of the U.S. Tariff Act and issuing (a) a limited exclusion order against Philip Morris Products S.A., prohibiting, inter alia, the importation of Platform 1 product and infringing components; and (b) a cease-and-desist order against Altria Client Services, LLC and its affiliate prohibiting, inter alia, sales of imported Platform 1 products. The ITC predicated the orders on its finding that Platform 1 products infringe two patents owned by a BAT affiliate. The ITC also found that Platform 1 products do not infringe a third patent owned by a BAT affiliate. The ITC further held that there were insufficient concerns over public interest to prevent the issuance of remedial orders. The orders are not effective pending the result of the 60-day Presidential Review period (“PRP”). Following the PRP, each party will be able to appeal patent and statutory findings to the U.S. Court of Appeals for the Federal Circuit but there is no stay of the orders. We estimate that an adverse ruling is probable due to our inability to import the products and components impacted by the ITC's FD with immaterial

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
financial impact. In the Eastern District of Virginia case, the defendants also counterclaimed that BAT infringed their patents relating to certain e-vapor products, seeking damages for, and injunctive relief against, the commercialization of these products by BAT; defendants' claims against BAT are set for trial on April 4, 2022. Upon petition of Philip Morris Products S.A., the Patent Trial and Appeal Board ("PTAB") of the United States Patent and Trademark Office has instituted review of certain claims pertaining to four of the six patents asserted by BAT affiliates in both proceedings. We expect PTAB's final decision on the two BAT patents underlying the ITC's FD to arrive on January 25, 2022 and April 2, 2022, respectively; the parties may then appeal the PTAB result to the U.S. Court of Appeals for the Federal Circuit.

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

In November 2020, BAT’s affiliates commenced patent infringement proceedings, RAI Strategic Holdings, Inc., et al. v. Philip Morris Romania SRL, et al., against PMI’s Romanian subsidiaries, Philip Morris Romania S.R.L. and Philip Morris Trading S.R.L., and a third-party distributor in the Court of Law of Bucharest, Civil Registry. Plaintiffs seek damages and preliminary and permanent injunctive relief against the manufacture and commercialization of the Platform 1 products in Romania. In February 2021, the court dismissed plaintiffs’ request for a preliminary injunction. In April 2021, the appellate court denied plaintiffs' appeal, confirming the dismissal of plaintiffs' request for preliminary injunction. Plaintiffs' proceeding requesting damages and a permanent injunction remains pending before the Court of Law of Bucharest, Civil Registry. In an October 14, 2021 hearing, the court stayed the proceeding.

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

Third-Party Guarantees

On October 17, 2020, Medicago Inc., an equity method investee of Philip Morris Investments B.V. (“PMIBV”), a PMI subsidiary, entered into a contribution agreement with the Canadian government (the “Contribution Agreement”), whereby the Canadian government agreed to contribute up to CAD 173 million (approximately $131 million on the date of signing) to Medicago Inc., to support its on-going COVID-19 vaccine development and clinical trials, and for the construction of its Quebec City manufacturing facility (the “Project”). PMIBV and the majority shareholder of Medicago Inc. are also parties to the Contribution Agreement as guarantors of Medicago Inc.’s obligations thereunder on a joint and several basis (“Co-Guarantors”). The Co-Guarantors agreed to repay amounts contributed by the Canadian government plus interest, if Medicago Inc. fails to do so, and could be responsible for the costs of other Medicago’s obligations (such as the achievement of specific milestones of the Project). The maximum amount of these obligations is currently non-estimable. As of September 30, 2021, PMI has determined that these guarantees did not have a material impact on its condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In connection with the Contribution Agreement, PMIBV and the majority shareholder of Medicago Inc. entered into a guarantors’ agreement that apportions Co-Guarantors’ obligations and limits those of PMIBV to its share of holdings in Medicago Inc. In July 2021 and October 2021, Medicago Inc. initiated additional rounds of equity funding in which PMIBV did not participate. As a result, PMIBV’s share of holdings in Medicago Inc. was reduced from approximately 32% to approximately 25% as of September 30, 2021, and approximately 24% as of October 27, 2021. The guarantees are in effect through March 31, 2026.

Note 9. Income Taxes:
Income tax provisions for jurisdictions outside the United States of America, as well as state and local income tax provisions, were determined on a separate company basis, and the related assets and liabilities were recorded in PMI’s condensed consolidated balance sheets.

On March 11, 2021, the American Rescue Plan Act of 2021 ("the Act") was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. As of September 30, 2021, PMI has determined that the Act had no significant impact on PMI's effective tax rate.

PMI’s effective tax rates for the nine months and three months ended September 30, 2021 were 22.0% and 22.4%, respectively. PMI’s effective tax rates for the nine months and three months ended September 30, 2020 were 21.4% and 20.9%, respectively. The effective tax rate for the nine months ended September 30, 2021 was favorably impacted by the corporate income tax rate reduction in the Philippines (enacted in the first quarter of 2021). The effective tax rate for the nine months ended September 30, 2020 was favorably impacted by a reduction of estimated U.S. federal and state income tax liabilities for years 2018 and 2019 mostly due to the Global Low-Taxed Income regulations ($93 million), a decrease in deferred tax liabilities related to the fair value adjustment of equity securities held by PMI and a decrease in deferred tax liabilities related to the corporate income tax rate reduction in Indonesia, partially offset by a decrease in deductions related to foreign-derived intangible income for the years 2018 and 2019. PMI estimates that its full-year 2021 effective tax rate will be around 22%, excluding discrete tax events. Changes in currency exchange rates, earnings mix by taxing jurisdiction or future regulatory developments may have an impact on the effective tax rates, which PMI monitors each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

PMI is regularly examined by tax authorities around the world and is currently under examination in a number of jurisdictions. The U.S. federal statute of limitations remains open for the years 2017 and onward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years. In October 2021, a subsidiary of PMI in Indonesia, PT Hanjaya Mandala Sampoerna Tbk ("HMS"), received a tax assessment in the amount of 3.8 trillion Indonesian rupiah (approximately $260 million) primarily relating to corporate income taxes on domestic and other intercompany transactions for the years 2017 to 2019. HMS expects to pay the assessment in the fourth quarter of 2021 in order to avoid potential penalties and will file an objection letter with the tax office. Upon payment, this amount will be included in other assets in PMI’s consolidated balance sheets and will negatively impact net cash provided by operating activities in the consolidated statements of cash flows in the period of payment.

It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible change cannot be made at this time.

Note 10. Indebtedness:
Short-term Borrowings:
PMI's short-term borrowings, consisting of bank loans to certain PMI subsidiaries at September 30, 2021 and December 31, 2020, had a carrying value of $223 million and $244 million, respectively. The fair values of PMI’s short-term borrowings, based on current market interest rates, approximate carrying value.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Long-term Debt:
At September 30, 2021 and December 31, 2020, PMI’s long-term debt consisted of the following:

(in millions)	September 30, 2021	December 31, 2020
U.S. dollar notes, 0.875% to 6.375% (average interest rate 3.232%), due through 2044	$20,141	$21,221
Foreign currency obligations:
Euro notes, 0.125% to 3.125% (average interest rate 1.995%), due through 2039	7,917	9,253
Swiss franc notes, 1.625% to 2.000% (average interest rate 1.830%), due through 2024	592	622
Other (average interest rate 3.290%), due through 2029 (a)	232	196
Carrying value of long-term debt	28,882	31,292
Less current portion of long-term debt	3,114	3,124
	$25,768	$28,168
(a) Includes mortgage debt in Switzerland as well as $81 million and $37 million in finance leases at September 30, 2021 and December 31, 2020, respectively.

The fair value of PMI’s outstanding long-term debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. At September 30, 2021, the fair value of PMI's outstanding long-term debt, excluding the aforementioned finance leases, was as follows:

(in millions)	September 30, 2021
Level 1	$31,338
Level 2	164

For a description of the fair value hierarchy and the three levels of inputs used to measure fair values, see Item 8, Note 2. Summary of Significant Accounting Policies of PMI's Annual Report on Form 10-K for the year ended December 31, 2020.

Credit Facilities:

On January 29, 2021, PMI entered into an agreement to amend and extend the term of its 364-day revolving credit facility from February 2, 2021, to February 1, 2022 in the amount of $1.8 billion.

On January 29, 2021, PMI entered into an agreement, effective February 10, 2021, to amend and extend the term of its $2.0 billion multi-year revolving credit facility, for an additional year covering the period February 11, 2025 to February 10, 2026.

On September 29, 2021, PMI entered into a new $2.5 billion multi-year revolving credit facility, expiring on September 29, 2026. This new credit facility includes pricing adjustments that may result in the reduction or increase in both the interest rate and commitment fee under the credit agreement if PMI achieves, or fails to achieve, certain specified targets. The new credit facility replaced the $3.5 billion multi-year revolving credit facility, which was terminated effective September 29, 2021. PMI had no borrowings outstanding under the terminated facility, which was due to expire on October 1, 2022.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
At September 30, 2021, PMI's total committed credit facilities were as follows:

(in billions)

Type	Committed Credit Facilities
364-day revolving credit, expiring February 1, 2022	$1.8
Multi-year revolving credit, expiring February 10, 2026	2.0
Multi-year revolving credit, expiring September 29, 2026	2.5
Total facilities	$6.3

At September 30, 2021, there were no borrowings under these committed credit facilities, and the entire committed amounts were available for borrowing.

Note 11. Accumulated Other Comprehensive Losses:
PMI’s accumulated other comprehensive losses, net of taxes, consisted of the following:

(Losses) Earnings	At	At	At
(in millions)	September 30, 2021	December 31, 2020	September 30, 2020
Currency translation adjustments	$(6,529)	$(6,843)	$(6,910)
Pension and other benefits	(3,987)	(4,253)	(3,606)
Derivatives accounted for as hedges	(4)	(85)	(51)
Total accumulated other comprehensive losses	$(10,520)	$(11,181)	$(10,567)

Reclassifications from Other Comprehensive Earnings

The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement, are shown on the condensed consolidated statements of comprehensive earnings for the nine months and three months ended September 30, 2021 and 2020. For additional information, see Note 3. Benefit Plans for disclosures related to PMI's pension and other benefits and Note 5. Financial Instruments for disclosures related to derivative financial instruments.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 12. Related Parties - Equity Investments and Other:

Equity Method Investments:

At September 30, 2021 and December 31, 2020, PMI had total equity method investments of $968 million and $966 million, respectively. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses, dividends, capital contributions, changes in ownership interests and movements in currency translation adjustments. The carrying value of our equity method investments at September 30, 2021 and December 31, 2020 exceeded our share of the investees' book value by $786 million and $773 million, respectively. The difference between the investment carrying value and the amount of underlying equity in net assets, excluding $748 million and $745 million attributable to goodwill as of September 30, 2021 and December 31, 2020, respectively, is being amortized on a straight-line basis over the underlying assets' estimated useful lives of 10 to 20 years. At September 30, 2021 and December 31, 2020, PMI received year-to-date dividends from equity method investees of $73 million and $79 million, respectively.

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

The fair value of PMI’s other equity securities, which have been classified within Level 1, was $253 million at September 30, 2021. Unrealized pre-tax gain (loss) was not material for the nine months and three months ended September 30, 2021.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Financial activity with the above related parties:

PMI’s net revenues and expenses with the above related parties were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2021	2020	2021	2020

Net revenues:
Megapolis Group	$1,631	$1,609	$593	$583
Other	839	813	279	290
Net revenues (a)	$2,470	$2,422	$872	$873

Expenses:
Other	$48	$38	$15	$11
Expenses	$48	$38	$15	$11
(a) Net revenues exclude excise taxes and VAT billed to customers.

PMI’s balance sheet activity with the above related parties was as follows:

(in millions)	At September 30, 2021	At December 31, 2020

Receivables:
Megapolis Group	$472	$209
Other	232	156
Receivables	$704	$365

Payables:
Other	$12	$13
Payables	$12	$13
The activities with the above related parties are in the ordinary course of business, and are primarily for distribution, service fees, contract manufacturing and license agreements. PMI eliminated its respective share of all significant intercompany transactions with the equity method investees.

Note 13. Sale of Accounts Receivable:
To mitigate risk and enhance cash and liquidity management, PMI sells trade receivables to unaffiliated financial institutions. These arrangements allow PMI to sell, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold are generally short-term in nature and are removed from the condensed consolidated balance sheets. PMI sells trade receivables under two types of arrangements, servicing and non-servicing. For servicing arrangements, PMI continues to service the sold trade receivables on an administrative basis and does not act on behalf of the unaffiliated financial institutions. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material as of September 30, 2021 and September 30, 2020. Under the non-servicing arrangements, PMI does not provide any administrative support or servicing after the trade receivables have been sold to the unaffiliated financial institutions.

Cumulative trade receivables sold, including excise taxes, for the nine months ended September 30, 2021 and 2020, were $8.6 billion and $8.4 billion, respectively. PMI’s operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of September 30, 2021 and September 30, 2020, were $0.7 billion, and $0.6 billion, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows. The difference

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of trade receivables within marketing, administration and research costs in the condensed consolidated statements of earnings. For the nine months and three months ended September 30, 2021 and 2020, the loss on sale of trade receivables was not material.

Note 14. Product Warranty:

PMI's heat-not-burn devices and e-vapor products are subject to standard product warranties generally for a period of 12 months from the date of purchase or such other periods as required by law. PMI generally provides in cost of sales for the estimated cost of warranty in the period the related revenue is recognized. PMI assesses the adequacy of its accrued product warranties and adjusts the amounts as necessary based on actual experience and changes in future estimates. Factors that affect product warranties may vary across markets but typically include device version mix, product failure rates, logistics and service delivery costs, and warranty policies. PMI accounts for its product warranties within other accrued liabilities. At September 30, 2021 and December 31, 2020, these amounts were as follows:

(in millions)	At September 30, 2021	At December 31, 2020
Balance at beginning of period	$137	$140
Changes due to:
Warranties issued	118	242
Settlements	(141)	(254)
Currency/Other	—	9
Balance at end of period	$114	$137

Note 15. Leases:

The components of PMI’s lease cost were as follows for the nine months and three months ended September 30, 2021 and 2020:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2021	2020	2021	2020
Operating lease cost	$195	$177	$69	$60
Short-term lease cost	39	37	14	12
Variable lease cost	18	23	4	8
Total lease cost	$252	$237	$87	$80

Note 16. Asset Impairment and Exit Costs:

For the nine months and three months ended September 30, 2021, PMI recorded total pre-tax asset impairment and exit costs of $170 million and $43 million, respectively. For the nine months ended September 30, 2020, PMI recorded total pre-tax asset impairment and exit costs of $71 million. During the three months ended September 30, 2020, PMI did not record any pre-tax asset impairment and exit costs. The total pre-tax asset impairment and exit costs were included in marketing, administration and research costs on the condensed consolidated statements of earnings.

South Korea

In the first quarter of 2021, PM Korea commenced the implementation of a new business operating model, which requires the restructuring of its current distribution agreements. As a result, PMI recorded exit costs of $42 million and $16 million in the nine months and three months ended September 30, 2021, respectively, related to contract terminations with certain distributors; exit costs will continue to be recorded as the agreements are executed. The implementation of the new business operating model is expected to be completed in the fourth quarter of 2021.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Organizational Design Optimization

As part of PMI’s transformation to a smoke-free future, PMI seeks to optimize its organizational design, which includes the elimination, relocation and outsourcing of certain operations center and centralized activities. In January 2020, PMI commenced a multi-phase restructuring project in Switzerland. PMI initiated the employee consultation procedures, as required under Swiss law, for the impacted employees. In 2020, the consultation procedures for two phases were completed. Additional phases commenced during the first quarter of 2021. The consultation procedures for these phases were completed by September 30, 2021, impacting approximately 150 positions. Additionally, since the commencement of this multi-phase restructuring project in 2020, PMI launched a voluntary separation program in Switzerland for certain eligible employees and announced the outsourcing of certain activities in Argentina, Indonesia, Poland and the United States. This multi-phase restructuring project, is expected to be completed in the fourth quarter of 2021 upon finalization of the voluntary separation program in Switzerland.

For the nine months and three months ended September 30, 2021, PMI recorded pre-tax charges of $128 million and $27 million, respectively, and for the nine months ended September 30, 2020, PMI recorded pre-tax charges of $71 million, related to the organizational design optimization. During the three months ended September 30, 2020, PMI did not record any pre-tax charges related to organizational design optimization. Since inception of this multi-phase restructuring project in 2020 through September 30, 2021, approximately 1,010 positions in total were impacted, resulting in cumulative pre-tax charges of $277 million related to the organizational design optimization program. Of this cumulative pre-tax amount, $269 million related to separation program charges and $8 million related to asset impairment charges.

The amounts related to the potential pension settlement accounting impact of the restructuring, which could be significant, have not been reflected in 2021 as the full-year thresholds for accounting were not expected to be exceeded as of September 30, 2021.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Asset Impairment and Exit Costs by Segment

PMI recorded the following pre-tax asset impairment and exit costs by segment:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2021	2020	2021	2020
Separation programs: (1)
European Union	$56	$24	$12	$—
Eastern Europe	11	6	2	—
Middle East & Africa	13	8	3	—
South & Southeast Asia	17	10	4	—
East Asia & Australia	25	12	5	—
Americas	6	4	1	—
Total separation programs	128	64	27	—
Contract termination charges:
East Asia & Australia	42	—	16	—
Total contract termination charges	42	—	16	—
Asset impairment charges: (1)
European Union	—	3	—	—
Eastern Europe	—	1	—	—
Middle East & Africa	—	1	—	—
South & Southeast Asia	—	1	—	—
East Asia & Australia	—	1	—	—
Americas	—	—	—	—
Total asset impairment charges	—	7	—	—

Asset impairment and exit costs	$170	$71	$43	$—
(1) Organizational design optimization pre-tax charges in 2021 and 2020 were allocated across all operating segments.

Movement in Exit Cost Liabilities

The movement in exit cost liabilities for the nine months ended September 30, 2021 was as follows:

(in millions)
Liability balance, January 1, 2021	$180
Charges, net	170
Cash spent	(204)
Currency/other	(8)
Liability balance, September 30, 2021	$138

Future cash payments for exit costs incurred to date are anticipated to be substantially paid by the end of 2022, with approximately $38 million expected to be paid in the remainder of 2021.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 17. Acquisitions:

Business Combinations

AG Snus - On May 6, 2021, PMI acquired 100% of AG Snus Aktieselskab ("AG Snus"), a company based in Denmark, and its Swedish subsidiary Tobacco House of Sweden AB fully owned by AG Snus, which operates in the oral tobacco (i.e. snus) and modern oral (i.e. nicotine pouches) product categories. The purchase price was $28 million in cash, net of cash acquired, with additional contingent payments of up to $10 million, primarily relating to product development and performance targets over a less than two-year period. The operating results of AG Snus are included in the European Union segment.

Fertin Pharma – On September 15, 2021, PMI acquired 100% of Fertin Pharma A/S (“Fertin Pharma”), a company based in Denmark. Fertin Pharma is a developer and manufacturer of pharmaceutical and well-being products based on oral and intra-oral delivery systems. The acquisition was funded with existing cash. The total consideration of $821 million (DKK 5.2 billion) included cash of $580 million and the payment of $241 million related to the settlement of Fertin Pharma’s indebtedness. As of September 30, 2021, $821 million of the purchase price was preliminarily allocated to cash ($24 million), current assets including receivables and inventories ($64 million), property, plant and equipment ($205 million), goodwill ($337 million), and other intangible assets ($327 million, which primarily consisted of customer relationships, developed technology, and in process research and development ("IPR&D")), partially offset by current liabilities ($43 million, which primarily consisted of accrued liabilities and accounts payable) and deferred income tax ($93 million). The amortizable intangible assets are being amortized over their estimated useful lives of 10 to 20 years. Due to the timing of the Fertin Pharma acquisition, the purchase price allocation is preliminary and is subject to refinement. PMI is evaluating the deductibility of goodwill for income tax purposes. Also due to the timing of the acquisition, PMI did not record the immaterial results of operations from Fertin Pharma in its condensed consolidated statements of earnings from the acquisition date through September 30, 2021.

Vectura – During the third quarter and up to September 15, 2021, PMI acquired a controlling interest of 74.77% of the total issued shares in Vectura Group plc (“Vectura”), an inhaled therapeutics company based in the United Kingdom. The shares were acquired through a series of open market purchases and acceptances of the tender offer at a price of 165 pence per share. As a result of additional acceptances of the offer, PMI held 96.86% of the total issued shares as of September 30, 2021 in Vectura. On October 1, 2021, PMI extended the tender offer and maintained the offer open for acceptance until further notice. On October 21, 2021, PMI exercised its right to acquire compulsorily the Vectura shares in respect of which acceptances have not been received, in accordance with applicable English law, which is expected to be completed in the fourth quarter of 2021.

The total purchase price of $1,383 million (GBP 1.0 billion) for 100% of the Vectura shares (including $44 million of non-controlling interest) was preliminarily allocated as of September 30, 2021 to cash ($134 million), current assets including receivables and inventories ($81 million), non-current assets including property, plant and equipment ($65 million), goodwill ($705 million), and other intangible assets ($646 million, which primarily consisted of developed technology, and IPR&D), partially offset by current liabilities ($110 million, primarily accrued liabilities), and non-current liabilities ($138 million, primarily deferred income tax). The amortizable intangible assets are being amortized over their estimated useful lives of 10 to 14 years. Due to the timing of the Vectura acquisition, the purchase price allocation is preliminary and is subject to refinement. PMI is evaluating the deductibility of goodwill for income tax purposes. Also due to the timing of the acquisition, PMI did not record the immaterial results of operations from Vectura in its condensed consolidated statements of earnings from the acquisition date through September 30, 2021.

The acquisition was funded with existing cash from a designated account operated solely for the purpose of funding this acquisition. As of September 30, 2021, $1,140 million of the total purchase price of Vectura was paid in cash with the remaining balance of $304 million (including a reserve for foreign exchange volatility) being included as restricted cash in other current assets in our consolidated balance sheets. The final cash settlement of shares tendered plus the purchase of the non-controlling interest shares is expected in the fourth quarter of 2021.

Pro forma results of operations for the above business combinations have not been presented as the impact is not material to PMI's consolidated statements of earnings.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Asset Acquisition

On August 9, 2021, PMI acquired 100% of OtiTopic, Inc., a U.S. respiratory drug development company with a late-stage dry powder inhalation aspirin treatment for acute myocardial infarction. The transaction price was $38 million in cash, plus transaction costs, with additional contingent payment of $13 million, primarily related to certain key milestones that PMI deemed probable. Additionally, PMI may owe up to $25 million in future additional contingent payments dependent upon the achievement of certain milestones. PMI accounted for this transaction as an asset acquisition since the IPR&D of the dry powder inhalation aspirin treatment represented substantially all of the fair value of the gross assets acquired. At the date of acquisition, PMI determined that the acquired IPR&D had no alternative future use. As a result, PMI recorded a charge of $51 million to research and development costs within marketing, administration and research costs in the condensed consolidated statements of earnings for the nine months and three months ended September 30, 2021.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Our Company

We are leading a transformation in the tobacco industry to create a smoke-free future and ultimately replace cigarettes with smoke-free products to the benefit of adults who would otherwise continue to smoke, society, the company, its shareholders and its other stakeholders. We are a leading international tobacco company engaged in the manufacture and sale of cigarettes, as well as smoke-free products, associated electronic devices and accessories, and other nicotine-containing products in markets outside the United States. In addition, versions of our Platform 1 device and consumables have received marketing authorizations from the U.S. Food and Drug Administration ("FDA") under the premarket tobacco product application ("PMTA") pathway; the FDA has also authorized the marketing of a version of our Platform 1 device and its consumables as a Modified Risk Tobacco Product ("MRTP"), finding that an exposure modification order for these products is appropriate to promote the public health. We are building a future on a new category of smoke-free products that, while not risk-free, are a much better choice than continuing to smoke. We describe the PMTA and MRTP orders in more detail in the "Business Environment" section of this Item 2. Through multidisciplinary capabilities in product development, state-of-the-art facilities and scientific substantiation, we aim to ensure that our smoke-free products meet adult consumer preferences and rigorous regulatory requirements. Our smoke-free product portfolio includes heat-not-burn products, nicotine-containing vapor products and oral nicotine products.

In the third quarter of 2021, our former Latin America & Canada segment was renamed as the Americas segment.

We currently manage our business in six geographical segments and an Other category:

•European Union ("EU");
•Eastern Europe ("EE");
•Middle East & Africa ("ME&A"), which includes our international duty free business;
•South & Southeast Asia ("S&SA");
•East Asia & Australia ("EA&A");
•Americas ("AMCS"); and
•Other, which includes our third quarter 2021 acquisitions of Fertin Pharma A/S, Vectura Group plc. and OtiTopic, Inc. For further details, see Note 7. Segment Reporting and Note 17. Acquisitions.

Our cigarettes are sold in more than 175 markets, and in many of these markets they hold the number one or number two market share position. We have a wide range of premium, mid-price and low-price brands. Our portfolio comprises both international and local brands.

In addition to the manufacture and sale of cigarettes, we are engaged in the development and commercialization of reduced-risk products ("RRPs"). RRPs is the term we use to refer to products that present, are likely to present, or have the potential to present less risk of harm to smokers who switch to these products versus continuing smoking.  IQOS is the leading brand in our smoke-free product portfolio. As of September 30, 2021, our smoke-free products are available for sale in 70 markets in key cities or nationwide.

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

Consolidated Operating Results for the Nine Months Ended September 30, 2021

•Net Revenues - Net revenues of $23.3 billion for the nine months ended September 30, 2021 increased by $2.1 billion, or 9.7%, from the comparable 2020 amount. The change in our net revenues from the comparable 2020 amount was driven by the following (variances not to scale with year-to-date results):

For the nine months ended September 30, 2021, net revenues, excluding favorable currency, increased by 6.1%, mainly reflecting: favorable volume/mix, primarily driven by higher heated tobacco unit volume (notably in the EU, particularly Germany, Hungary, Italy and Poland, as well as Japan and Russia), partly offset by lower cigarette volume (mainly in the EU Region, notably the Czech Republic, France and Germany, as well as Japan, Kuwait, North Africa, the Philippines, Russia and Ukraine, partially offset by Indonesia, PMI Duty Free, and Turkey); and a favorable pricing variance (notably driven by the Czech Republic, Germany, Japan, Kazakhstan, North Africa, the Philippines, Russia and Turkey, partly offset by Indonesia, Poland and Ukraine); partially offset by the unfavorable impact of the Saudi Arabia customs assessments of $246 million, included in "Other" and further described in the following "Diluted Earnings Per Share" discussion.

This net revenue growth reflects the continued strength of IQOS, and the recovery of the combustible business in many markets from the low base in 2020 due to the impact of COVID-19.

Net revenues by product category for the nine months ended September 30, 2021 and 2020 are shown below:

•Diluted Earnings Per Share - The changes in our reported diluted earnings per share (“diluted EPS”) for the nine months ended September 30, 2021, from the comparable 2020 amounts, were as follows:

	Diluted EPS	% Growth
For the nine months ended September 30, 2020	$3.90
2020 Asset impairment and exit costs	0.04
2020 Fair value adjustment for equity security investments	0.04
2020 Tax items	(0.06)
Subtotal of 2020 items	0.02
2021 Asset impairment and exit costs	(0.09)
2021 Saudi Arabia customs assessments	(0.14)
2021 Asset acquisition cost	(0.03)
2021 Equity investee ownership dilution	0.02
2021 Tax items	—
Subtotal of 2021 items	(0.24)
Currency	0.18
Interest	(0.01)
Change in tax rate	0.07
Operations	0.56
For the nine months ended September 30, 2021	$4.48	14.9%

Asset impairment and exit costs – During the nine months ended September 30, 2021, we recorded pre-tax asset impairment and exit costs of $170 million, representing $143 million net of income tax and a diluted EPS charge of $0.09 per share, related to the organizational design optimization plan, primarily in Switzerland, and the product distribution restructuring in South Korea. During the nine months ended September 30, 2020, we recorded pre-tax asset impairment and exit costs of $71 million, representing $57 million net of income tax and a diluted EPS charge of $0.04, related to the organizational design optimization plan, primarily in Switzerland. The total pre-tax charges were included in marketing, administration and research costs on the condensed consolidated statements of earnings. For further details, see Note 16. Asset Impairment and Exit Costs.

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

Income taxes – The 2020 Tax items that increased our 2020 diluted EPS by $0.06 per share in the table above were due to final U.S. tax regulations under the Global Intangible Low-Taxed Income ("GILTI") provisions of the Internal Revenue Code for years 2018 and 2019 ($93 million). The change in the tax rate that increased our diluted EPS by $0.07 per share in the table above was primarily due to the corporate income tax rate reduction in the Philippines (enacted in the first quarter of 2021), as well as changes in earnings mix by taxing jurisdiction.

Saudi Arabia customs assessments – In June 2021, the Customs Appeal Committee in Riyadh notified our distributors in Saudi Arabia of its decisions to largely reject their challenges of the Saudi Arabia Customs General Authority assessments as described in Note 8. Contingencies. On the basis of these decisions and in line with arrangements with the distributors, we recorded a pre-tax charge of $246 million in the second quarter of 2021 (representing $215 million net of income tax and a diluted EPS charge of $0.14 per share). The pre-tax charge was recorded as a reduction of net revenues on the condensed consolidated statement of earnings for the nine months ended September 30, 2021 and was included in the Middle East & Africa segment results.

Asset acquisition cost – In August 2021, we acquired 100% of OtiTopic, Inc., a U.S. respiratory drug development company with a late-stage dry powder inhalation aspirin treatment for acute myocardial infarction. We accounted for this transaction as an asset acquisition since the acquired in-process research and development ("IPR&D") of the dry powder inhalation aspirin treatment represented substantially all of the fair value of the gross assets acquired. At the date of acquisition, we determined that the acquired IPR&D had no alternative future use. As a result, we recorded a pre-tax charge of $51 million (representing a $0.03 charge to diluted EPS) to research and development costs within marketing, administration and research costs in the condensed consolidated statements of earnings for the nine months ended September 30, 2021. For further details, see Note 17. Acquisitions.

Equity investee ownership dilution – In July 2021, our equity method investee, Medicago Inc, initiated an additional round of equity funding in which we did not participate. As a result, our share of holdings in Medicago Inc. was reduced to approximately 25% as of September 30, 2021. The ownership dilution resulted in a $0.02 favorable impact to diluted EPS and income of $38 million to Equity investments and securities (income)/loss, net in the condensed consolidated statements of earnings for the nine months ended September 30, 2021. For further details, see Note 8. Contingencies.

Currency – The favorable impact of $0.18 per share during the reporting period primarily results from the fluctuations of the U.S. dollar, especially against the Euro. This favorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Operations – The increase in diluted EPS of $0.56 from our operations in the table above was due primarily to the following segments:

•European Union: Favorable volume/mix, lower manufacturing costs and favorable pricing, partially offset by higher marketing, administration and research costs;
•East Asia & Australia: Favorable pricing, lower manufacturing costs and favorable volume/mix, partially offset by higher marketing, administration and research costs;
•Eastern Europe: Favorable volume/mix, lower manufacturing costs, and favorable pricing;
•Middle East & Africa: Favorable pricing, favorable volume/mix and lower manufacturing costs, partially offset by lower fees for certain distribution rights and higher marketing, administration and research costs; and
•Americas: Favorable pricing and lower marketing, administration and research costs, partially offset by higher manufacturing costs;
partially offset by
•South & Southeast Asia: Unfavorable volume/mix and higher marketing, administration and research costs.

Consolidated Operating Results for the Three Months Ended September 30, 2021

•Net Revenues - Net revenues of $8.1 billion for the three months ended September 30, 2021 increased by $0.7 billion, or 9.1%, from the comparable 2020 amount. The change in our net revenues from the comparable 2020 amount was driven by the following (variances not to scale with quarterly results):
During the quarter, net revenues, excluding favorable currency, increased by 7.6%, mainly reflecting: favorable volume/mix, primarily driven by higher heated tobacco unit volume (notably in the EU, particularly Germany, Italy and Poland, as well as Japan, PMI Duty Free and Russia) and higher device volume (primarily in Japan, driven by the launch of IQOS ILUMA), partly offset by lower cigarette volume (mainly in Australia, France, Germany, Italy and the Philippines, partly offset by Indonesia, Japan, PMI Duty Free and Turkey) and unfavorable cigarette mix (mainly in Germany, Japan and Russia); and a favorable pricing variance (notably driven by Japan, the Philippines, Russia and Turkey, partly offset by Indonesia, Poland and Ukraine).

This net revenue growth reflects the continued strength of IQOS, and the recovery of the combustible business in many markets from the low base in 2020 due to the impact of COVID-19.

Net revenues by product category for the three months ended September 30, 2021 and 2020, are shown below:

•Diluted Earnings Per Share - The changes in our reported diluted EPS for the three months ended September 30, 2021, from the comparable 2020 amounts, were as follows:

	Diluted EPS	% Growth
For the three months ended September 30, 2020	$1.48
2020 Asset impairment and exit costs	—
2020 Fair value adjustment for equity security investments	—
2020 Tax items	(0.06)
Subtotal of 2020 items	(0.06)
2021 Asset impairment and exit costs	(0.02)
2021 Asset acquisition cost	(0.03)
2021 Equity investee ownership dilution	0.02
2021 Tax items	—
Subtotal of 2021 items	(0.03)
Currency	0.04
Interest	0.01
Change in tax rate	0.04
Operations	0.07
For the three months ended September 30, 2021	$1.55	4.7%

Income Taxes – The 2020 Tax items that increased our 2020 diluted EPS by $0.06 per share in the table above were due to final U.S. tax regulations under the GILTI provisions of the Internal Revenue Code for years 2018 and 2019 ($93 million). The change in the tax rate that increased our diluted EPS by $0.04 per share in the table above was primarily due to the corporate income tax rate reduction in the Philippines (enacted in the first quarter of 2021), as well as changes in earnings mix by taxing jurisdiction.

Asset impairment and exit costs – In the third quarter of 2021, we recorded pre-tax asset impairment and exit costs of $43 million, representing $38 million net of income tax and a diluted EPS charge of $0.02 per share, related to the organizational design optimization plan, primarily in Switzerland, and the product distribution restructuring in South Korea. The total pre-tax charge was included in marketing, administration and research costs on the condensed consolidated statements of earnings. For further details, see Note 16. Asset Impairment and Exit Costs.

Asset acquisition cost – In August 2021, we acquired 100% of OtiTopic, Inc., a U.S. respiratory drug development company with a late-stage dry powder inhalation aspirin treatment for acute myocardial infarction. We accounted for this transaction as an asset acquisition since the acquired in-process research and development ("IPR&D") of the dry powder inhalation aspirin treatment represented substantially all of the fair value of the gross assets acquired. At the date of acquisition, we determined that the acquired IPR&D had no alternative future use. As a result, we recorded a pre-tax charge of $51 million (representing a $0.03 charge to diluted EPS) to research and development costs within marketing, administration and research costs in the condensed consolidated statements of earnings for the three months ended September 30, 2021. For further details, see Note 17. Acquisitions.

Equity investee ownership dilution – In July 2021, our equity method investee, Medicago Inc, initiated an additional round of equity funding in which we did not participate. As a result, our share of holdings in Medicago Inc. was reduced to approximately 25% as of September 30, 2021. The ownership dilution resulted in a $0.02 favorable impact to diluted EPS and income of $38 million to Equity investments and securities (income)/loss, net in the condensed consolidated statements of earnings for the three months ended September 30, 2021. For further details, see Note 8. Contingencies.

Currency – The favorable impact of $0.04 per share during the reporting period primarily results from the fluctuations of the U.S. dollar, especially against the Euro. This favorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Operations – The increase in diluted EPS of $0.07 from our operations in the table above was due primarily to the following segments:

•Middle East & Africa: Favorable volume/mix, favorable pricing and lower manufacturing costs, partially offset by lower fees for certain distribution rights and higher marketing, administration and research costs;
•Eastern Europe: Favorable volume/mix, favorable pricing and lower manufacturing costs;
•East Asia & Australia: Favorable pricing, favorable volume/mix and lower manufacturing costs, partially offset by higher marketing, administration and research costs;
•European Union: Favorable volume/mix and lower manufacturing costs, partially offset by higher marketing, administration and research costs; and
•Americas: Favorable pricing, partially offset by higher manufacturing costs and higher marketing, administration and research costs;
partially offset by
•South & Southeast Asia: Unfavorable volume/mix and higher manufacturing costs, partially offset by favorable pricing.

For further details, see the “Consolidated Operating Results” and “Operating Results by Business Segment” sections of the following “Discussion and Analysis.”

IQOS Device Supply

The current global semiconductor shortage is resulting in a tightness in IQOS device supply. This is affecting the availability and assortment of IQOS devices in certain markets, which is hampering the company’s ability to operate at full commercial and competitive capacity to fully meet demand. This has been reflected in lower IQOS user growth rates in the third quarter of 2021.

At this stage, supply forecasting remains volatile. PMI therefore assumes that the tight supply situation will persist into the first half of 2022 and, where necessary, the company will prioritize device replacements for existing IQOS users over device sales targeting user acquisition. PMI is also adjusting its launch timeline for IQOS ILUMA outside Japan, with additional major launches now assumed for the second half of 2022.

PMI views this as a temporary phenomenon and expects IQOS user growth to re-accelerate once shortages ease, as consumer demand remains.

Acquisitions

During the third quarter of 2021, PMI acquired the following companies:

•Fertin Pharma A/S, a Danish company that is a leading developer and manufacturer of innovative pharmaceutical and well-being products based on oral and intra-oral delivery systems;

•Vectura Group plc, an inhaled therapeutics company based in the United Kingdom; and

•OtiTopic, Inc., a U.S. respiratory drug development company with a late-stage dry powder inhalation aspirin treatment for acute myocardial infarction.

For further details on these acquisitions, see Note 17. Acquisitions.

Discussion and Analysis
Consolidated Operating Results
See pages 95-104 for a discussion of our "Cautionary Factors That May Affect Future Results." Our net revenues and operating income by segment are shown in the table below:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2021	2020	2021	2020
Net revenues:
European Union	$9,250	$7,960	$3,192	$2,950
Eastern Europe	2,632	2,470	941	899
Middle East & Africa	2,306	2,348	945	768
South & Southeast Asia	3,284	3,211	1,065	1,071
East Asia & Australia	4,509	4,045	1,523	1,358
Americas	1,320	1,216	456	400
Net revenues	$23,301	$21,250	$8,122	$7,446
Operating income (loss):
European Union	$4,811	$3,924	$1,680	$1,588
Eastern Europe	913	610	338	245
Middle East & Africa	739	819	388	261
South & Southeast Asia	1,208	1,290	348	402
East Asia & Australia	2,041	1,792	631	637
Americas	367	328	121	110
	10,079	8,763	3,506	3,243
Other	(51)	—	(51)	—
Operating income	$10,028	$8,763	$3,455	$3,243

Our net revenues by product category are shown in the table below:

PMI Net Revenues by Product Category
(in millions)	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Combustible Products
European Union	$6,283	$6,099	3.0%	$2,170	$2,244	(3.3)%
Eastern Europe	1,681	1,681	—%	635	636	(0.2)%
Middle East & Africa	2,208	2,296	(3.9)%	901	768	17.3%
South & Southeast Asia	3,277	3,211	2.1%	1,061	1,071	(0.9)%
East Asia & Australia	1,850	1,876	(1.4)%	591	605	(2.2)%
Americas	1,278	1,196	6.9%	438	393	11.4%
Total Combustible Products	$16,577	$16,360	1.3%	$5,796	$5,716	1.4%
Reduced-Risk Products
European Union	$2,967	$1,861	59.5%	$1,022	$706	44.7%
Eastern Europe	951	789	20.5%	306	263	16.4%
Middle East & Africa	98	52	90.2%	44	—	—%
South & Southeast Asia	7	—	—%	4	—	—%
East Asia & Australia	2,659	2,169	22.6%	932	753	23.7%
Americas	42	20	+100%	18	7	+100%
Total Reduced-Risk Products	$6,724	$4,890	37.5%	$2,326	$1,730	34.5%

Total PMI Net Revenues	$23,301	$21,250	9.7%	$8,122	$7,446	9.1%
Note: Sum of product categories or Regions might not foot to total PMI due to roundings.

Items affecting the comparability of results from operations were as follows:

•Asset impairment and exit costs – See Note 16. Asset Impairment and Exit Costs for a breakdown of these costs by segment for the nine months and three months ended September 30, 2021 and 2020.
•Saudi Arabia customs assessments – See Note 8. Contingencies for the details of the $246 million reduction in net revenues of combustible products included in the Middle East & Africa segment for the nine months ended September 30, 2021.
•Asset acquisition cost - See Note 17. Acquisitions for the details of the $51 million pre-tax charge associated with the asset acquisition of OtiTopic, Inc. included in Other within the operating income table above for the nine months and three months ended September 30, 2021.

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

Net revenues related to reduced-risk products refer to the operating revenues generated from the sale of these products, including shipping and handling charges billed to customers, net of sales and promotion incentives, and excise taxes. These net revenue amounts consist of the sale of our heated tobacco units, heat-not-burn devices and related accessories, and other nicotine-containing products, which primarily include our e-vapor and oral nicotine products.

PMI's heat-not-burn products include licensed KT&G heat-not-burn products.

Revenues from shipments of Platform 1 devices, heated tobacco units and accessories to Altria Group, Inc., commencing in the third quarter of 2019, for sale under license in the United States, are included in Net Revenues of the Americas segment.

References to "Cost/Other" in the Consolidated Financial Summary table of total PMI and the six geographical segments throughout this "Discussion and Analysis" reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs (including asset impairment and exit costs); and amortization of intangibles. “Cost/Other” also includes the currency-neutral net revenue variance, unrelated to volume/mix and price components, attributable to: fees for certain distribution rights billed to customers in certain markets in the ME&A Region and the Saudi Arabia customs assessment net revenue adjustment.

Our shipment volume by segment for cigarettes and heated tobacco units is shown in the table below:

PMI Shipment Volume (Million Units)
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Cigarettes
European Union	120,238	126,142	(4.7)%	41,965	45,179	(7.1)%
Eastern Europe	67,771	70,737	(4.2)%	25,020	25,661	(2.5)%
Middle East & Africa	93,155	88,087	5.8%	35,166	30,903	13.8%
South & Southeast Asia	105,787	108,179	(2.2)%	35,578	37,238	(4.5)%
East Asia & Australia	33,450	35,154	(4.8)%	11,120	10,784	3.1%
Americas	46,092	45,542	1.2%	15,994	15,699	1.9%
Total Cigarettes	466,493	473,841	(1.6)%	164,843	165,464	(0.4)%
Heated Tobacco Units
European Union	20,405	14,069	45.0%	7,058	5,181	36.2%
Eastern Europe	18,594	14,374	29.4%	6,119	4,882	25.3%
Middle East & Africa	1,485	834	78.1%	577	179	+100%
South & Southeast Asia	151	10	+100%	79	10	+100%
East Asia & Australia	28,478	24,799	14.8%	9,435	8,601	9.7%
Americas	466	316	47.5%	221	114	93.9%
Total Heated Tobacco Units	69,579	54,402	27.9%	23,489	18,967	23.8%
Cigarettes and Heated Tobacco Units
European Union	140,643	140,211	0.3%	49,023	50,360	(2.7)%
Eastern Europe	86,365	85,111	1.5%	31,139	30,543	2.0%
Middle East & Africa	94,640	88,921	6.4%	35,743	31,082	15.0%
South & Southeast Asia	105,938	108,189	(2.1)%	35,657	37,248	(4.3)%
East Asia & Australia	61,928	59,953	3.3%	20,555	19,385	6.0%
Americas	46,558	45,858	1.5%	16,215	15,813	2.5%
Total Cigarettes and Heated Tobacco Units	536,072	528,243	1.5%	188,332	184,431	2.1%

Heated tobacco units ("HTU") is the term we use to refer to heated tobacco consumables, which include our HEETS, HEETS Creations, HEETS Dimensions, HEETS Marlboro and HEETS FROM MARLBORO (defined collectively as HEETS), Marlboro Dimensions, Marlboro HeatSticks, Parliament HeatSticks and TEREA, as well as the KT&G-licensed brands, Fiit and Miix (outside of South Korea).

Market share for HTUs is defined as the total sales volume for HTUs as a percentage of the total estimated sales volume for cigarettes and HTUs.

Shipment volume of heated tobacco units to the United States is included in the heated tobacco unit shipment volume of the Americas segment.

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

North Africa is defined as Algeria, Egypt, Libya, Morocco and Tunisia.

The Gulf Cooperation Council ("GCC") is defined as Bahrain, Kuwait, Oman, Qatar, Saudi Arabia and the United Arab Emirates (UAE).

Southeast Europe is defined as Albania, Bosnia & Herzegovina, Kosovo, Montenegro, North Macedonia and Serbia.

References to total industry, total market, our shipment volume and our market share performance reflect cigarettes and heated tobacco units, unless otherwise stated.

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

Key market data regarding total market size, our shipments and market share are shown in the tables below:

	For the Nine Months Ended September 30,
			PMI Shipments (billion units)						PMI Market Share (%)(1)
Market	Total Market (billion units)		Total		Cigarette		Heated Tobacco Unit		Total		Heated Tobacco Unit
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Total	1,946.1	1,897.3	536.1	528.2	466.5	473.8	69.6	54.4	27.3	27.9	3.5	2.9

European Union
France	26.3	28.0	11.6	12.7	11.4	12.5	0.2	0.1	43.7	44.9	0.6	0.5
Germany	56.5	56.4	21.6	22.0	20.0	20.8	1.7	1.2	38.3	38.9	3.0	2.1
Italy	53.0	50.8	28.9	26.7	22.4	22.8	6.5	4.0	52.9	52.0	11.1	7.6
Poland	37.2	35.0	13.9	13.6	11.7	12.1	2.2	1.6	37.4	38.9	5.9	4.5
Spain	32.2	31.7	10.2	10.1	9.8	9.8	0.4	0.3	31.5	31.5	1.2	1.0

Eastern Europe
Russia	163.7	163.4	52.0	51.6	40.4	42.3	11.7	9.3	31.5	32.3	7.2	6.1

Middle East & Africa
Saudi Arabia	16.2	15.8	6.6	6.2	6.4	6.2	0.2	—	41.5	38.5	0.9	0.2
Turkey	92.1	86.4	40.4	35.3	40.4	35.3	—	—	43.9	40.8	—	—

South & Southeast Asia
Indonesia	217.4	201.4	60.8	58.3	60.8	58.3	—	—	28.0	28.9	—	—
Philippines	41.2	47.0	25.6	32.1	25.5	32.1	0.1	—	62.2	68.4	0.3	—

East Asia & Australia
Australia	7.1	8.3	2.3	2.5	2.3	2.5	—	—	32.4	29.6	—	—
Japan	107.3	111.4	41.6	38.8	16.8	17.7	24.7	21.1	38.6	36.7	23.0	20.0
South Korea	54.1	54.8	10.7	11.3	7.2	7.8	3.5	3.5	19.7	20.7	6.4	6.4

Americas
Argentina	26.1	24.3	14.6	14.9	14.6	14.9	—	—	55.8	61.5	—	—
Mexico	22.6	21.9	14.1	13.6	14.1	13.6	0.1	—	62.5	62.0	0.3	0.2

(1) Market share estimates are calculated using IMS data
Note: % change for Total Market and PMI shipments is computed based on millions of units. "-" indicates volume below 50 million units and market share below 0.1%

	For the Three Months Ended September 30,
			PMI Shipments (billion units)						PMI Market Share (%)(1)
Market	Total Market (billion units)		Total		Cigarette		Heated Tobacco Unit		Total		Heated Tobacco Unit
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Total	679.6	674.3	188.3	184.4	164.8	165.5	23.5	19.0	28.0	28.0	3.6	3.0

European Union
France	9.0	9.8	3.7	4.2	3.6	4.1	0.1	—	44.0	45.3	0.6	0.5
Germany	20.5	20.4	7.3	7.4	6.8	7.0	0.6	0.4	35.8	36.4	2.8	1.9
Italy	19.2	18.8	9.4	9.7	7.3	8.2	2.1	1.5	52.9	52.1	10.8	7.8
Poland	14.0	13.5	5.3	5.1	4.5	4.5	0.8	0.6	38.0	37.8	6.0	4.7
Spain	12.1	11.7	3.4	3.7	3.2	3.6	0.1	0.1	32.1	32.2	1.1	0.9

Eastern Europe
Russia	59.3	59.8	18.8	18.6	15.0	15.5	3.8	3.1	32.0	31.8	6.9	5.8

Middle East & Africa
Saudi Arabia	5.4	5.5	2.3	2.4	2.3	2.4	—	—	40.8	36.9	1.1	0.4
Turkey	36.1	32.1	16.0	13.5	16.0	13.5	—	—	44.2	42.0	—	—

South & Southeast Asia
Indonesia	74.3	70.1	20.8	19.8	20.8	19.8	—	—	28.0	28.2	—	—
Philippines	14.4	17.5	8.9	11.7	8.9	11.7	—	—	61.9	66.8	0.3	—

East Asia & Australia
Australia	2.3	3.2	0.8	1.0	0.8	1.0	—	—	33.7	29.8	—	—
Japan	39.7	40.8	13.6	11.9	5.4	4.6	8.2	7.3	38.3	36.9	22.9	20.4
South Korea	19.2	20.2	3.7	3.9	2.5	2.7	1.2	1.2	19.2	19.5	6.1	6.0

Americas
Argentina	8.4	8.6	4.8	4.9	4.8	4.9	—	—	56.6	56.8	—	—
Mexico	7.8	7.7	5.0	4.8	5.0	4.8	—	—	64.6	62.7	0.3	0.2

(1) Market share estimates are calculated using IMS data
Note: % change for Total Market and PMI shipments is computed based on millions of units. "-" indicates volume below 50 million units and market share below 0.1%

Consolidated Operating Results for the Nine Months Ended September 30, 2021

The following discussion compares our consolidated operating results for the nine months ended September 30, 2021, with the nine months ended September 30, 2020.

Our total shipment volume increased by 1.5%, driven by:
•the EU, reflecting higher heated tobacco unit shipment volume across the Region, particularly in Germany, Hungary, Italy and Poland, partly offset by lower cigarette shipment volume, notably in the Czech Republic, France, Germany and Hungary;
•Eastern Europe, reflecting higher heated tobacco unit shipment volume, primarily in Russia and Ukraine, partly offset by lower cigarette shipment volume, mainly in Russia and Ukraine;
•Middle East & Africa, reflecting higher cigarette shipment volume (primarily in PMI Duty Free and Turkey, partly offset by North Africa), as well as higher heated tobacco unit shipment volume across the Region;
•East Asia & Australia, reflecting higher heated tobacco unit shipment volume driven by Japan, partly offset by lower cigarette shipment volume, predominantly in Japan and South Korea; and

•Americas, mainly reflecting higher cigarette shipment volume, primarily in Brazil and Mexico, partially offset by Argentina;
partly offset by
•South & Southeast Asia, primarily reflecting lower cigarette shipment volume, mainly in the Philippines, partially offset by Indonesia and Pakistan.

Impact of Inventory Movements

Excluding the net favorable impact of estimated distributor inventory movements of approximately 5.0 billion units, our total in-market sales increased by 0.5%, driven by a 23.3% increase in heated tobacco units, partly offset by a 2.1% decrease in cigarettes.
The net favorable impact of approximately 5.0 billion units reflected:
•A net favorable impact of 2.8 billion cigarettes, mainly driven by 2020 movements in Japan, PMI Duty Free and Russia; and
•A net favorable impact of 2.2 billion heated tobacco units, primarily driven by 2020 movements in Japan.

Our total heated tobacco unit in-market sales volume in the nine months year-to-date was 68.8 billion units.

Our cigarette shipment volume by brand and heated tobacco units shipment volume are shown in the table below:

PMI Shipment Volume by Brand (Million Units)
	Nine Months Year-to-Date
	2021	2020	Change
Cigarettes
Marlboro	177,287	175,638	0.9%
L&M	64,028	69,215	(7.5)%
Chesterfield	43,021	39,274	9.5%
Philip Morris	31,881	34,823	(8.4)%
Parliament	30,535	25,575	19.4%
Sampoerna A	27,601	23,801	16.0%
Dji Sam Soe	16,644	18,344	(9.3)%
Bond Street	12,200	18,481	(34.0)%
Lark	11,851	12,059	(1.7)%
Next	6,556	6,703	(2.2)%
Others	44,889	49,928	(10.1)%
Total Cigarettes	466,493	473,841	(1.6)%
Heated Tobacco Units	69,579	54,402	27.9%
Total Cigarettes and Heated Tobacco Units	536,072	528,243	1.5%
Note: Lark includes Lark Harmony; Next includes Next Dubliss; Philip Morris includes Philip Morris/Dubliss; and Sampoerna A includes Sampoerna.

The increase in our heated tobacco unit shipment volume was mainly driven by the EU (notably Italy), Eastern Europe (notably Russia and Ukraine) and Japan.

Our cigarette shipment volume of the following brands increased:
•Marlboro, mainly driven by Mexico, PMI Duty Free, Russia and Turkey, partly offset by France, the GCC, Japan and the Philippines;
•Chesterfield, primarily driven by Brazil, the Philippines and Russia, partly offset by Saudi Arabia;

•Parliament, mainly driven by Russia, Saudi Arabia and Turkey, partly offset by Japan and South Korea; and
•Sampoerna A in Indonesia, primarily driven by premium A Mild.

Our cigarette shipment volume of the following brands decreased:
•L&M, mainly due to Egypt, Germany, Poland, Russia and Turkey;
•Philip Morris, primarily due to Indonesia, Italy and Russia, partly offset by Japan;
•Dji Sam Soe in Indonesia, mainly due to Dji Sam Soe Magnum Mild;
•Bond Street, primarily due to Kazakhstan, Russia and Ukraine;
•Lark, mainly due to Japan;
•Next, primarily due to Canada and Ukraine, partly offset by Russia; and
•"Others," notably due to: mid-price Fortune (Philippines) and Sampoerna U (Indonesia); and low-price Jackpot (Philippines) and More (Philippines); partly offset by mid-price Sampoerna Hijau (Indonesia) and low-price Morven (Pakistan).

International Share of Market (excluding China and the United States)
Our total international market share (excluding China and the United States), defined as our cigarette and heated tobacco unit sales volume as a percentage of total industry cigarette and heated tobacco unit sales volume, decreased by 0.6 points to 27.3%, reflecting:
•Total international market share for cigarettes of 23.8%, down by 1.1 points; and
•Total international market share for heated tobacco units of 3.5%, up by 0.6 points.
Our total international cigarette sales volume as a percentage of total industry cigarette sales volume was down by 0.9 points to 24.9%, mainly reflecting lower cigarette market share and/or an unfavorable geographic mix impact, notably in Japan, the Philippines, Russia and Ukraine, partly offset by Indonesia and Turkey.

Financial Summary
Financial Summary - Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2021	2020	Total	Excl. Curr.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues (1)	$23,301	$21,250	9.7%	6.1%	$2,051	$752	$2	$590	$983	$(276)
Cost of Sales	(7,223)	(6,997)	(3.2)%	0.5%	(226)	(260)	(1)	—	(329)	364
Marketing, Administration and Research Costs (2)	(5,995)	(5,435)	(10.3)%	(8.2)%	(560)	(112)	(1)	—	—	(447)
Amortization of Intangibles	(55)	(55)	—%	1.8%	—	(1)	—	—	—	1
Operating Income	$10,028	$8,763	14.4%	10.1%	$1,265	$379	$—	$590	$654	$(358)
(1) Cost/Other variance includes a $246 million reduction in net revenues in 2021 related to the Saudi Arabia customs assessments. For more details, see Note 8. Contingencies.
(2) Cost/Other variance includes charges in 2021 and 2020 of $170 million and $71 million, respectively, for asset impairment and exit costs. Cost/Other variance in 2021 also includes the pre-tax charge of $51 million associated with the asset acquisition cost of OtiTopic, Inc. For more details, see Note 16. Asset Impairment and Exit Costs and Note 17. Acquisitions.

For the nine months ended September 30, 2021, net revenues, excluding favorable currency, increased by 6.1%, mainly reflecting: favorable volume/mix, primarily driven by higher heated tobacco unit volume (notably in the EU, particularly Germany, Hungary, Italy and Poland, as well as Japan and Russia), partly offset by lower cigarette volume (mainly in the EU Region, notably the Czech Republic, France and Germany, as well as Japan, Kuwait, North Africa, the Philippines, Russia and Ukraine, partially offset by Indonesia, PMI Duty Free, and Turkey); and a favorable pricing variance (notably driven by the

Czech Republic, Germany, Japan, Kazakhstan, North Africa, the Philippines, Russia and Turkey, partly offset by Indonesia, Poland and Ukraine); partially offset by the unfavorable impact of the Saudi Arabia customs assessments of $246 million, shown in "Cost/Other". Excluding the unfavorable impact of the Saudi Arabia customs assessments of $246 million, net revenues increased by 10.8%, or 7.3% excluding favorable currency of $752 million.

The favorable currency in net revenues was due primarily to the Euro, Indonesian rupiah, Japanese yen, Mexican peso and Philippine peso, partially offset by the Russian ruble and Turkish lira.

Net revenues include $6.7 billion in 2021 and $4.9 billion in 2020 related to the sale of RRPs. For the nine months ended September 30, 2021, IQOS devices accounted for over 6% of RRP net revenues, with a step-up in the third quarter reflecting the IQOS ILUMA launch.

Operating income, excluding favorable currency, increased by 10.1%, primarily reflecting: favorable volume/mix, mainly driven by the same factors as for net revenues noted above; a favorable pricing variance; and lower manufacturing costs (driven by productivity gains related to reduced-risk and combustible products); partly offset by the unfavorable impact of the Saudi Arabia customs assessments (as noted above for net revenues); and higher marketing, administration and research costs, including higher asset impairment and exit costs (mainly related to organizational design optimization, as well as product distribution restructuring in South Korea) and asset acquisition costs related to OtiTopic, Inc.

Interest expense, net, of $482 million increased by $28 million (6.2%).

Our effective tax rate increased by 0.6 percentage points to 22.0%. We estimate that our full-year 2021 effective tax rate will be around 22%, excluding discrete tax events. For further details, see Note 9. Income Taxes.

Net earnings attributable to PMI of $7.0 billion increased by $936 million or 15.4%. This increase was due primarily to higher operating income as discussed above, partially offset by a higher effective income tax rate. Basic EPS of $4.49 increased by 15.1%. Diluted EPS of $4.48 increased by 14.9%. Excluding a favorable currency impact of $0.18, diluted EPS increased by 10.3%.

Consolidated Operating Results for the Three Months Ended September 30, 2021
The following discussion compares our consolidated operating results for the three months ended September 30, 2021, with the three months ended September 30, 2020.

Our total shipment volume increased by 2.1%, driven by:

•Eastern Europe, reflecting higher heated tobacco unit shipment volume across the Region, primarily in Russia and Ukraine, partly offset by lower cigarette shipment volume, mainly in Russia and Ukraine;
•Middle East & Africa, mainly reflecting higher cigarette shipment volume, primarily in PMI Duty Free and Turkey, partly offset by North Africa (particularly Egypt);
•East Asia & Australia, reflecting higher heated tobacco unit shipment volume, primarily in Japan, and higher cigarette shipment volume, mainly in Japan, partly offset by Australia and South Korea; and
•Americas, mainly reflecting higher cigarette shipment volume, notably in Mexico;
partly offset by
•the EU, reflecting lower cigarette shipment volume, mainly in France, Italy and Spain, partly offset by higher heated tobacco unit shipment volume across the Region, notably in Italy; and
•South & Southeast Asia, primarily reflecting lower cigarette shipment volume, mainly in the Philippines, partly offset by Indonesia.

Impact of Inventory Movements

Excluding the net favorable impact of estimated distributor inventory movements of approximately 2.8 billion units, our total in-market sales increased by 0.6%, driven by a 20.2% increase in heated tobacco units, partly offset by a 1.8% decrease in cigarettes.

The net favorable impact of approximately 2.8 billion units reflected:
•A net favorable impact of 2.4 billion cigarettes, mainly driven by 2020 movements in Japan and PMI Duty Free; and
•A net favorable impact of 0.4 billion heated tobacco units, notably reflecting 2020 movements in PMI Duty Free.

Our total heated tobacco unit in-market sales volume in the quarter was 24.6 billion units, reflecting sequential growth of 7.2% compared to the second quarter of 2021.

Our cigarette shipment volume by brand and heated tobacco units shipment volume are shown in the table below:

PMI Shipment Volume by Brand (Million Units)
	Third-Quarter
	2021	2020	Change
Cigarettes
Marlboro	65,139	61,581	5.8%
L&M	21,564	24,189	(10.9)%
Chesterfield	15,994	13,768	16.2%
Philip Morris	11,107	12,254	(9.4)%
Parliament	11,556	9,540	21.1%
Sampoerna A	9,717	7,999	21.5%
Dji Sam Soe	5,518	6,372	(13.4)%
Bond Street	3,042	6,441	(52.8)%
Lark	4,070	3,846	5.8%
Next	2,388	2,327	2.7%
Others	14,748	17,147	(14.0)%
Total Cigarettes	164,843	165,464	(0.4)%
Heated Tobacco Units	23,489	18,967	23.8%
Total Cigarettes and Heated Tobacco Units	188,332	184,431	2.1%
Note: Lark includes Lark Harmony; Next includes Next Dubliss; Philip Morris includes Philip Morris/Dubliss; and Sampoerna A includes Sampoerna.
The increase in our heated tobacco unit shipment volume was mainly driven by the EU (notably Italy), Eastern Europe (notably Russia) and Japan.
Our cigarette shipment volume of the following brands increased:
•Marlboro, mainly driven by PMI Duty Free, Russia and Turkey, partly offset by Italy and the Philippines;
•Chesterfield, primarily driven by Russia;
•Parliament, mainly driven by Saudi Arabia and Turkey;
•Sampoerna A in Indonesia, primarily driven by premium A Mild;
•Lark, mainly driven by Japan; and
•Next, primarily driven by Russia.

Our cigarette shipment volume of the following brands decreased:
•L&M, primarily due to Egypt, Poland, Russia, Spain, Thailand and Turkey;
•Philip Morris, mainly due to Russia, partly offset by Japan;
•Dji Sam Soe in Indonesia, primarily due to Dji Sam Soe Magnum Mild;
•Bond Street, mainly due to Russia; and

•"Others," primarily due to: mid-price Fortune (Philippines) and Sampoerna U (Indonesia).

International Share of Market (excluding China and the United States)
Our total international market share (excluding China and the United States) was flat at 28.0%, reflecting:
•Total international market share for heated tobacco units of 3.6%, up by 0.6 points; and
•Total international market share for cigarettes of 24.4%, down by 0.6 points.
Our total international cigarette sales volume as a percentage of total industry cigarette sales volume was down by 0.4 points to 25.6%, mainly reflecting lower cigarette market share and/or an unfavorable geographic mix impact, notably in Egypt, France, Japan, the Philippines, Russia and Ukraine, partly offset by Indonesia, PMI Duty-Free and Turkey.

Financial Summary
Financial Summary - Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2021	2020	Total	Excl. Curr.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$8,122	$7,446	9.1%	7.6%	$676	$107	$2	$158	$439	$(30)
Cost of Sales	(2,596)	(2,416)	(7.5)%	(5.8)%	(180)	(40)	(1)	—	(211)	72
Marketing, Administration and Research Costs (1)	(2,053)	(1,769)	(16.1)%	(15.9)%	(284)	(2)	(1)	—	—	(281)
Amortization of Intangibles	(18)	(18)	—%	—%	—	—	—	—	—	—
Operating Income	$3,455	$3,243	6.5%	4.5%	$212	$65	$—	$158	$228	$(239)
(1) Cost/Other variance includes charges in 2021 of $43 million for asset impairment and exit costs. Cost/Other variance in 2021 also includes the pre-tax charge of $51 million associated with the asset acquisition cost of OtiTopic, Inc. For more details, see Note 16. Asset Impairment and Exit Costs and Note 17. Acquisitions.

During the quarter, net revenues, excluding favorable currency, increased by 7.6%, mainly reflecting: favorable volume/mix, primarily driven by higher heated tobacco unit volume (notably in the EU, particularly Germany, Italy and Poland, as well as Japan, PMI Duty Free and Russia) and higher device volume (primarily in Japan, driven by the launch of IQOS ILUMA), partly offset by lower cigarette volume (mainly in Australia, France, Germany, Italy and the Philippines, partly offset by Indonesia, Japan, PMI Duty Free and Turkey) and unfavorable cigarette mix (mainly in Germany, Japan and Russia); and a favorable pricing variance (notably driven by Japan, the Philippines, Russia and Turkey, partly offset by Indonesia, Poland and Ukraine).

The favorable currency in net revenues was due primarily to the Euro and Mexican pesos, partially offset by the Japanese yen and Turkish lira.

Net revenues include $2.3 billion in 2021 and $1.7 billion in 2020 related to the sale of RRPs.

Operating income, excluding favorable currency, increased by 4.5%, primarily reflecting: favorable volume/mix, primarily driven by higher heated tobacco unit volume, partly offset by lower cigarette volume and unfavorable cigarette mix (each mainly reflecting the same geographies as for net revenues noted above); a favorable pricing variance; and lower manufacturing costs (driven by productivity gains related to reduced-risk products); partly offset by higher marketing, administration and research costs (due mainly to investments behind reduced-risk products, asset acquisition costs related to OtiTopic, Inc. and higher asset impairment and exit costs due to organizational design optimization and product distribution restructuring in South Korea).

Interest expense, net, of $154 million decreased by $9 million (5.5)%.

Our effective tax rate increased by 1.5 percentage points to 22.4%. The effective tax rate for the three months ended September 30, 2020 was favorably impacted by a reduction of estimated U.S. federal and state income tax liabilities for years 2018 and 2019 mostly due to final regulations under the GILTI provisions of the Internal Revenue Code ($93 million), partially offset by a decrease in deductions related to foreign-derived intangible income for the years 2018 and 2019. For further details, see Note 9. Income Taxes.

Net earnings attributable to PMI of $2.4 billion increased by $119 million or 5.2%. This increase was due primarily to higher operating income as discussed above, partially offset by a higher effective tax rate. Diluted and basic EPS of $1.55 increased by 4.7%. Excluding a favorable currency impact of $0.04, diluted EPS increased by 2.0%.

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

In May 2021, the WHO study group on tobacco product regulation issued its Eighth Report addressing novel and emerging nicotine and tobacco products, such as electronic nicotine delivery systems ("ENDS"), electronic non-nicotine delivery systems ("ENNDS") and heated tobacco products ("HTPs"). Although the Report presents some industry and independent research showing that heated tobacco products have the potential to reduce harm for smokers, WHO’s overall assessment is that these products are not risk-free and should be regulated in the same manner as tobacco products and in line with the FCTC provisions. The Report also recommends governments both to rely on independent research and data on the public health impact of use of heated tobacco products, and to analyze tobacco industry funded data. In August 2021, the WHO FCTC Secretariat published two reports on novel and emerging tobacco products to the ninth session of the CoP of the FCTC, one on the research and evidence on novel and emerging tobacco products, and the other on their recommended classification. According to the provisional agenda, these reports should be presented for information and that related substantive discussions should be deferred to COP10, in 2023. It is not possible to predict whether or to what extent measures recommended by the WHO's reports will be implemented as the reports are not binding to the WHO Member States.

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

Plain Packaging and Other Packaging Restrictions: Plain packaging legislation bans the use of branding, logos and colors on packaging other than the brand name and variant that may be printed only in specified locations and in a uniform font. To date, plain packaging laws have been adopted in certain markets in all of our operating segments, including the key markets of Australia, France, Saudi Arabia and Turkey. Some countries, such as Canada, Denmark, Israel and New Zealand, adopted plain packaging regulations that apply to all tobacco products, including RRPs. Other countries are also considering plain packaging legislation.

Some countries have adopted, or are considering adopting, packaging restrictions that could have an impact similar to plain packaging. Examples of such restrictions include standardizing the shape and size of packages, prohibiting certain colors or the use of certain descriptive phrases on packaging, and requiring very large graphic health warnings that leave little space for branding.

Restrictions and Bans on the Use of Ingredients: The WHO and others in the public health community have recommended restrictions or total bans on the use of some or all ingredients in tobacco products, including menthol. Broad restrictions and ingredient bans would require us to reformulate our American blend tobacco products and could reduce our ability to differentiate these products in the market in the long term. In many countries, menthol bans would eliminate the entire category of mentholated tobacco products. The European Union banned cigarettes and roll-your-own tobacco products with characterizing flavors. Other tobacco products, including heated tobacco products, are exempted from this flavor ban. The EU Commission is required to withdraw this exemption for a particular product category if it determines that there is a substantial change of circumstances, such as a significant increase of EU-wide sales volumes in such product category. Other countries may follow the EU’s approach. Turkey banned menthol as of May 2020. Broader ingredient bans have been adopted by Brazil and Canada.

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

The EU Single-Use Plastics Directive, which will require tobacco manufacturers and importers to cover the costs of public collection systems for tobacco product filters, under Extended Producer Responsibility ("EPR") schemes, entered into force on July 2, 2019. To date, some member states transposed the Directive into national legislation. We expect remaining member states to transpose the EU Single-Use Plastics Directive into national legislation including EPR schemes by January 2023. While we cannot predict the impact of this initiative on our business at this time, we are monitoring developments in this area.

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

Cigarettes burn tobacco, which produces smoke. As a result of the combustion process, the smoker inhales various toxic substances. In contrast, RRPs do not burn tobacco and therefore contain significantly lower levels of harmful and potentially harmful constituents ("HPHCs") than found in cigarette smoke.

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

Our RRP Platforms: Our product development is based on the elimination of combustion via tobacco heating and other innovative systems, which we believe are the most promising path to providing a better consumer choice for those who would otherwise continue to smoke. We recognize that no single product will appeal to all adult smokers. Therefore, we are developing a portfolio of products intended to appeal to a variety of distinct adult consumer preferences.

Four PMI-developed RRP platforms are in various stages of development and commercialization readiness:

        Platform 1 uses a precisely controlled heating device incorporating our IQOS HeatControl technology, into which a specially designed and proprietary tobacco unit is inserted and heated to generate an aerosol. We have conducted a series of clinical studies for this platform, the results of which were included in our submission to the U.S. Food and Drug Administration (“FDA”) described below. We completed a 6+6 month exposure response study and shared the results with the FDA in April 2020. The study showed that for the group that switched to our Platform 1 product, the eight clinical risk endpoints that were tested as co-primary endpoints in the first six-month term moved in the same direction as observed for smoking cessation after 12 months of use of this product. In addition, we completed an 18-month combined chronic toxicity and carcinogenicity study in mice, which was on-going at the time of our FDA submission. We shared the results with the FDA in August 2018. In addition to the original version of Platform 1 which relies on a heating technology using a blade, a new version of Platform 1 is now available using induction. All studies referenced above were conducted with the blade version of Platform 1. There is full comparability between the versions, therefore the data from these studies remain valid.

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

As of September 30, 2021, PMI's smoke-free products are available for sale in 70 markets in key cities or nationwide.

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

An adequate supply chain for our RRP portfolio, including the supply of electronic devices, is important to our business. We work with four electronics manufacturing service providers for the supply of our Platform 1 and Platform 4 devices and a small number of other providers for other products in our RRP portfolio and related accessories. Due to the COVID-19 pandemic, the operations of our two main electronic manufacturing service providers were temporarily suspended at different times. Even though these suspensions did not materially affect our operations, if one or more of these service providers were significantly constrained at the same time, the supply of the devices could be disrupted. Although we work closely with these service providers on monitoring their production capability and financial health, we cannot guarantee that they will remain capable of meeting their commitments, particularly during the COVID-19 pandemic; if they will not, the commercialization of our RRPs could be adversely affected. The production of our RRP portfolio requires various metals, and we believe that there is an adequate supply of such metals in the world markets to satisfy our current and anticipated production requirements. However, some components and materials necessary for the production of our RRPs, including those for the electronic devices, are obtained from single or limited sources, and can be subject to industry-wide shortages and price fluctuations. While we were successful in maintaining adequate supply of such components and materials so far, we may not be able to secure such supply going forward, particularly during the COVID-19 pandemic; this could negatively impact the commercialization of our RRPs. For details on the impact of COVID-19 on our production and supply chain, see the "Executive Summary" section of this MD&A.

In addition, we are also exposed to a world-wide shortage of semiconductors, which continues to put constraints on our device supplies for RRPs. The overall impact of this shortage remains manageable, and we have adjusted our device assortments to limit the effect on consumer availability of our RRPs.

We discuss product warranties in more detail in Note 14. Product Warranty. The significance of warranty claims is dependent on a number of factors, including device version mix, product failure rates, logistics and service delivery costs, and warranty policies, and may increase with the number of devices sold.

Product quality may affect consumer acceptance of our RRPs.

Our commercialization efforts for the other PMI-developed RRP platforms are as follows:

•We started commercializing an improved version of our IQOS MESH product in New Zealand, Italy, Finland, the Czech Republic, Croatia and Canada under the IQOS VEEV or VEEV brand names. We currently plan to launch this product in additional markets.

•With respect to TEEPS, our Platform 2 product, we finalized our improvements to this product and will conduct a consumer test in the last quarter of 2021.

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

On March 18, 2021, we submitted to the FDA a supplemental MRTPA ("sMRTPA") for IQOS 3 requesting authorization to market this version of the device as a Modified Risk Tobacco Product with reduced exposure information like IQOS 2.4. In June 2021, the FDA formally accepted and filed our sMRTPA for substantive scientific review and, already in May 2021, the FDA opened the period for the public to provide comments on our application. The public comment period, which was initially scheduled to be closed on August 2, 2021, was extended on July 20, 2021 to provide time for the public to review application materials that were not previously posted by FDA. At this time there is no deadline for public comments.

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

In March 2020, we requested a clarification from the FDA regarding the applicability of its new health warning requirements to our heated tobacco units sold in the United States. In June 2021, the FDA responded to our letter and requested additional information regarding the applicability of the cigarette health warnings rule to the IQOS System and HeatSticks. Philip Morris Products S.A. is committed to providing adult consumers of tobacco products with complete, accurate and non-misleading information regarding the health risks associated with the use of the IQOS System and HeatSticks. We are currently working on a submission to share our views on the applicability of new health warnings to our products.

In the U.S., tobacco and nicotine-containing products that were not commercially marketed as of February 15, 2007 are subject to review and authorization by the FDA. Manufacturers of all non-authorized products currently on the market were required to file a PMTA with the FDA by September 9, 2020. The FDA announced on September 9, 2020 that it will prioritize enforcement against any tobacco and nicotine-containing product sold without a PMTA. On October 5, 2021, FDA published its final PMTA rule in the Federal Register, which is effective November 4, 2021. All future applications will have to comply with the requirements in the PMTA rule, which is substantially similar to the version of the final PMTA rule which was posted on Advanced Federal Register on January 19, 2021.

FDA actions may influence the regulatory approach of other governments.

On September 29, 2021, the International Trade Commission ("ITC") issued its Final Determination ("FD"), Limited Exclusion Order ("LEO") and Cease and Desist Order ("CDO"). The ITC upheld the finding of infringement in the ID and found a subsequent violation. The ITC issued a LEO prohibiting the importation of infringing tobacco heating articles and components thereof and cease and desist orders against Philip Morris USA, Inc. and Altria Client Services, LLC. The case now moves to a 60-day Presidential review period. We will appeal the patent issues at the appropriate time. Furthermore, lawsuits based on the same patent families have been repeatedly and universally rejected in European courts and the European Patent Office. The decision has no bearing outside the United States.

Until recently, there were no countries with specific product standards for heat-not-burn products. Currently, national standards setting minimum quality and safety requirements for such products have been adopted in several countries with technical heat-not-burn specifications and/or methods for demonstrating the absence of combustion. They are mandatory in Egypt, Jordan, Saudi Arabia, Tunisia, the UAE and Uzbekistan, and voluntary in the Armenia, Costa Rica, Indonesia, Kazakhstan, Kyrgyzstan, Russia, Tajikistan, Vietnam, the U.K. and Ukraine. In Japan, a voluntary standard sets minimum safety requirements for tobacco heating devices. We expect other governments to consider similar product standards and encourage making them mandatory.

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

Governmental Investigations

From time to time, we are subject to governmental investigations on a range of matters, including tax, customs, antitrust, advertising, and labor practices. We describe certain matters pending in South Korea and Thailand in Note 8. Contingencies.

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

The Public Prosecutor’s office of Rome, Italy, notified our Italian subsidiary, Philip Morris Italia S.r.l. (“PM Italia”), as well as three former or current employees and a former external consultant of PM Italia in July 2020 and March 2020, respectively, that it concluded a preliminary investigation against them for alleged contravention of anti-corruption laws and related disruption of trade freedom. The Public Prosecutor alleges that the individuals involved promised certain personal favors to government officials from January to July of 2018 in exchange for favorable treatment for PM Italia, and that PM Italia lacked appropriate organizational controls to prevent the alleged actions by the individuals. At the first trial hearing held on September 22, 2021, BAT filed a civil claim against PM Italia claiming vicarious liability for any wrongdoing of its former or current employees. BAT claims EUR 50 million in damages. The court admitted the claim as a matter of course and issued summons for PM Italia to appear as civil party in the case. The next trial hearing is scheduled for December 15, 2021. PM Italia believes the charges brought against it by the Public Prosecutor are without merit and will defend them vigorously.

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

The EU imposed new sanctions regarding the Republic of Belarus ("Belarus") on June 21, 2021, including the designation of additional EU sanctions targets (individuals and legal entities) in Belarus. On June 24, 2021, the EU council introduced additional sectoral economic sanctions aimed at specific sectors of the Belarus economy, including restrictions on the trade of goods used for the production or manufacture of tobacco products. Subsequently, six non-EU countries (Norway, Iceland, Liechtenstein, North Macedonia, Montenegro, and Albania) announced that they “aligned themselves” with the EU sanctions of June 21. On July 6, 2021, Switzerland imposed sanctions on Belarusian individuals and legal entities effective July 7, 2021. The Swiss sanctions are similar in scope to the EU sanctions of June 21, 2021.

Further, on August 9, 2021, the U.K. introduced sectoral economic sanctions similar in scope to the EU sectoral sanctions of June 24, 2021. Also on August 9, 2021, the U.S. imposed blocking sanctions on certain individuals and entities pursuant to an Executive Order adding them to OFAC’s List of Specially Designated Nationals and Blocked Persons (the "SDN List"). The Executive Order expanded the bases for the imposition of sanctions, including, among others, by authorizing the imposition by OFAC of blocking sanctions on persons operating in the tobacco sector of the Belarus economy, as well as for providing material support or assistance to any SDN.

PMI complies with all applicable laws and regulations, including sanctions, in the markets where it operates. We have taken appropriate actions in response to the latest sanctions to ensure full compliance with the relevant restrictions.

Operating Results – Three Months and Nine Months Ended September 30, 2021

The following discussion compares operating results within each of our geographical segments and Other category for the three months and nine months ended September 30, 2021, with the three months and nine months ended September 30, 2020.

Unless otherwise stated, references to total industry, total market, our shipment volume and our market share performance reflect cigarettes and heated tobacco units. Estimates for total industry volume and market share in certain geographies reflect limitations on the availability and accuracy of industry data.

European Union:

Financial Summary - Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2021	2020	Total	Excl. Curr.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$3,192	$2,950	8.2%	3.9%	$242	$128	$2	$(5)	$117	$—
Operating Income	$1,680	$1,588	5.8%	0.8%	$92	$79	$—	$(5)	$102	$(84)

For the three months ended September 30, 2021, net revenues, excluding favorable currency, increased by 3.9%, reflecting: favorable volume/mix, mainly driven by higher heated tobacco unit volume (notably in Germany, Hungary, Italy and Poland), partly offset by lower cigarette volume (notably in France, Germany and Italy) and unfavorable cigarette mix (primarily in Germany). Pricing variance was slightly unfavorable, reflecting lower pricing for reduced-risk products (notably for heated tobacco units in Poland and devices in Germany and Italy), partly offset by higher combustible pricing (notably in Germany, partially offset by Poland).

Operating income, excluding favorable currency, increased by 0.8%, primarily reflecting: favorable volume/mix, driven by the same factors as for net revenues noted above; and lower manufacturing costs; partly offset by higher marketing, administration and research costs.

Financial Summary - Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2021	2020	Total	Excl. Curr.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$9,250	$7,960	16.2%	8.0%	$1,290	$651	$2	$67	$570	$—
Operating Income	$4,811	$3,924	22.6%	12.1%	$887	$413	$—	$67	$507	$(100)

For the nine months ended September 30, 2021, net revenues, excluding favorable currency, increased by 8.0%, reflecting: favorable volume/mix, mainly driven by higher heated tobacco unit volume (notably in Germany, Hungary, Italy and Poland), partly offset by lower cigarette volume (notably in the Czech Republic, France and Germany) and unfavorable cigarette mix (primarily in Germany and Poland); and a favorable pricing variance, driven by higher combustible pricing (mainly in Germany and Portugal, partly offset by France and Poland) and higher heated tobacco unit pricing (notably in the Czech Republic, partially offset by Poland), partly offset by lower device pricing (notably in Germany and Italy).

Operating income, excluding favorable currency, increased by 12.1%, primarily reflecting: favorable volume/mix, driven by the same factors as for net revenues noted above; lower manufacturing costs (driven by combustible and reduced-risk products); and a favorable pricing variance; partly offset by higher marketing, administration and research costs (including higher asset impairment and exit costs, mainly related to organizational design optimization).

European Union - Total Market, PMI Shipment Volume and Market Share Commentaries

Total market and market share performance are shown in the table below:

European Union Key Data	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2021	2020	% / pp	2021	2020	% / pp
Total Market (billion units)	132.4	132.6	(0.1)%	360.5	358.1	0.7%

PMI Market Share
Marlboro	16.5%	17.5%	(1.0)	16.7%	17.6%	(0.9)
L&M	5.6%	6.0%	(0.4)	5.7%	6.3%	(0.6)
Chesterfield	5.5%	5.5%	—	5.5%	5.6%	(0.1)
Philip Morris	2.2%	2.5%	(0.3)	2.2%	2.5%	(0.3)
HEETS	5.3%	3.9%	1.4	5.5%	3.9%	1.6
Others	3.1%	3.0%	0.1	3.0%	3.0%	—
Total European Union	38.2%	38.4%	(0.2)	38.6%	38.9%	(0.3)
Note: HEETS includes HEETS Dimensions.

In the third quarter, the estimated total market in the EU decreased by 0.1% to 132.4 billion units, mainly due to:
•Czech Republic, down by 9.0%, primarily reflecting the impact of excise tax-driven price increases; and
•France, down by 8.0%, mainly reflecting the impact of excise tax-driven price increases and higher cross-border (non-domestic) purchases due to the easing of pandemic-related measures;
partly offset by
•Poland, up by 3.4%, primarily reflecting the impact on adult smoker average daily consumption and border sales of the easing of pandemic-related measures; and
•Romania, up by 7.1%, mainly reflecting the impact on adult smoker average daily consumption of the easing of pandemic-related measures, as well as increased in-bound travel.

For the nine months year-to-date, the estimated total market in the EU increased by 0.7% to 360.5 billion units, primarily driven by:
•Italy, up by 4.2%, notably reflecting the impact on adult smoker average daily consumption of the easing of pandemic-related measures; and
•Poland, up by 6.4%, primarily reflecting the impact on adult smoker average daily consumption and border sales of the easing of pandemic-related measures, as well as a lower prevalence of illicit trade;
partly offset by
•Czech Republic, down by 10.1%, mainly reflecting the impact of excise tax-driven price increases and the impact, in the first quarter of 2021, of lower border sales due to pandemic-related lockdown measures; and
•France, down by 6.1%, primarily reflecting the same factors as in the quarter.
In the third quarter, our total shipment volume decreased by 2.7% to 49.0 billion units, primarily due to:
•Czech Republic, down by 9.5%, mainly reflecting the lower total market;
•France, down by 10.8%, primarily reflecting the lower total market and a lower market share of cigarettes;
•Italy, down by 3.1%. Excluding the net unfavorable impact of estimated distributor inventory movements, total in-market sales volume increased by 3.6%, reflecting a higher total market and a higher market share driven by heated tobacco units; and
•Spain, down by 9.1%. Excluding the net unfavorable impact of estimated distributor inventory movements, total in-market sales volume increased by 3.0%, mainly reflecting a higher total market;
partly offset by
•Poland, up by 3.8%, mainly reflecting the higher total market.
Excluding the net unfavorable impact of estimated distributor inventory movements, our total in-market sales volume decreased by 0.5%.
For the nine months year-to-date, our total shipment volume increased by 0.3% to 140.6 billion units, primarily driven by:
•Italy, up by 8.1%, mainly reflecting the higher total market and a higher market share driven by heated tobacco units;
partly offset by

•Czech Republic, down by 12.2%, mainly reflecting the same factor as in the quarter; and
•France, down by 8.3%, mainly reflecting the same factors as in the quarter.
Excluding the net favorable impact of estimated distributor inventory movements, our total in-market sales volume was essentially stable.

Eastern Europe:

Financial Summary - Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2021	2020	Total	Excl. Curr.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$941	$899	4.7%	6.1%	$42	$(13)	$—	$22	$33	$—
Operating Income	$338	$245	38.0%	25.7%	$93	$30	$—	$22	$27	$14

For the three months ended September 30, 2021, net revenues, excluding unfavorable currency, increased by 6.1%, reflecting: favorable volume/mix, driven by higher heated tobacco unit volume (primarily in Russia and Ukraine), partly offset by unfavorable cigarette volume/mix (primarily in Russia); and a favorable pricing variance, mainly driven by higher combustible pricing (notably in Russia), partly offset by lower heated tobacco unit pricing (primarily in Ukraine, partly offset by Russia).

Operating income, excluding favorable currency, increased by 25.7%, primarily reflecting: favorable volume/mix, driven by the same factors as for net revenues noted above; a favorable pricing variance; and lower manufacturing costs (primarily related to reduced-risk products, mainly in Russia).

Financial Summary - Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2021	2020	Total	Excl. Curr.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$2,632	$2,470	6.6%	9.6%	$162	$(74)	$—	$68	$168	$—
Operating Income	$913	$610	49.7%	50.0%	$303	$(2)	$—	$68	$140	$97

For the nine months ended September 30, 2021, net revenues, excluding unfavorable currency, increased by 9.6%, reflecting: favorable volume/mix, driven by higher heated tobacco unit volume (mainly in Russia and Ukraine), partly offset by unfavorable cigarette volume (primarily in Russia and Ukraine) and unfavorable cigarette mix (mainly in Russia); and a favorable pricing variance, mainly driven by higher combustible pricing (primarily in Kazakhstan, Russia and Ukraine), partially offset by lower device pricing (mainly in Russia) and lower heated tobacco unit pricing (primarily in Ukraine, partly offset by Russia).

Operating income, excluding unfavorable currency, increased by 50.0%, primarily reflecting: favorable volume/mix, driven by the same factors as for net revenues noted above; lower manufacturing costs (mainly related to reduced-risk products, primarily in Russia); and a favorable pricing variance.

Eastern Europe - Total Market, PMI Shipment Volume and Market Share Commentaries

In the third quarter, the estimated total market in Eastern Europe decreased, mainly due to:
•Russia, down by 0.9%, or by 2.5% excluding the net favorable impact of estimated trade inventory movements, primarily reflecting the impact of excise tax-driven price increases and a higher prevalence of illicit trade; and
•Ukraine, down by 9.6%, mainly reflecting the impact of excise tax-driven price increases and a higher prevalence of illicit trade.

For the nine months year-to-date, the estimated total market in Eastern Europe decreased, primarily due to:
•Ukraine, down by 9.6%, mainly reflecting the impact of excise tax-driven price increases and a higher prevalence of illicit trade.
In the third quarter, our total shipment volume increased by 2.0% to 31.1 billion units, notably driven by:
•Russia, up by 0.7%. Excluding the net favorable impact of estimated distributor inventory movements, our in-market sales decreased by 0.3%, reflecting the lower total market, partly offset by a higher market share driven by heated tobacco units; and
•Southeast Europe, up by 15.5%, primarily reflecting a higher total market and a higher market share, driven by heated tobacco units and cigarettes, partly offset by
•Ukraine, down by 3.2%, mainly reflecting the lower total market, partly offset by a higher market share driven by heated tobacco units.

For the nine months year-to-date, our total shipment volume increased by 1.5% to 86.4 billion units, notably driven by:
•Russia, up by 0.9%. Excluding the net favorable impact of estimated distributor inventory movements, PMI’s total in-market sales volume was down by 2.1%, mainly reflecting a lower market share (due to cigarettes, partly offset by heated tobacco units); and
•Southeast Europe, up by 8.0%, primarily reflecting a higher market share (driven by heated tobacco units and cigarettes) and a higher total market;
partly offset by
•Ukraine, down by 2.0%, mainly reflecting the lower total market, partly offset by a higher market share driven by heated tobacco units.

Excluding the net favorable impact of estimated distributor inventory movements, our total in-market sales volume decreased by 0.5%.

Middle East & Africa:

Financial Summary - Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2021	2020	Total	Excl. Curr.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$945	$768	23.0%	26.6%	$177	$(27)	$—	$64	$169	$(29)
Operating Income	$388	$261	48.7%	59.8%	$127	$(29)		$64	$135	$(43)

For the three months ended September 30, 2021, net revenues, excluding unfavorable currency, increased by 26.6%, primarily reflecting: favorable volume/mix, mainly driven by higher cigarette volume (primarily in PMI Duty Free and Turkey, partly offset by North Africa), higher heated tobacco unit volume (mainly in PMI Duty Free) and favorable cigarette mix (notably in PMI Duty Free); and a favorable pricing variance, driven by combustible pricing (mainly in Turkey); partly offset by lower fees for certain distribution rights billed to customers in certain markets, shown in "Cost/Other".

Operating income, excluding unfavorable currency, increased by 59.8%, mainly reflecting: favorable volume/mix, mainly driven by the same factors as for net revenues noted above; a favorable pricing variance; and lower manufacturing costs; partly offset by lower fees for certain distribution rights, as noted above for net revenues; and higher marketing, administration and research costs.

Financial Summary - Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2021	2020	Total	Excl. Curr.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$2,306	$2,348	(1.8)%	1.0%	$(42)	$(66)	$—	$191	$110	$(277)
Operating Income	$739	$819	(9.8)%	(0.7)%	$(80)	$(74)	$—	$191	$70	$(267)

For the nine months ended September 30, 2021, net revenues, excluding unfavorable currency, increased by 1.0%, despite the unfavorable impact of the Saudi Arabia customs assessments of $246 million, shown in "Cost/Other". Excluding the unfavorable impact of the Saudi Arabia customs assessments and unfavorable currency, net revenues increased by 11.5%, primarily reflecting: a favorable pricing variance, mainly driven by combustible pricing (mainly in Egypt and Turkey); and favorable volume/mix, primarily driven by favorable cigarette mix (mainly in PMI Duty Free, Saudi Arabia and Turkey), higher heated tobacco unit volume (mainly in Egypt, Jordan and PMI Duty Free) and higher cigarette volume (primarily in PMI Duty Free and Turkey, partly offset by Kuwait and North Africa); partially offset by lower fees for certain distribution rights billed to customers in certain markets, shown in "Cost/Other".

Operating income, excluding unfavorable currency, decreased by 0.7%, predominantly due to the unfavorable impact of the Saudi Arabia customs assessments, as noted above for net revenues. Excluding the unfavorable impact of the Saudi Arabia customs assessments and unfavorable currency, operating income increased by 29.5%, mainly reflecting: a favorable pricing variance; favorable volume/mix, driven by the same factors as for net revenues noted above; and lower manufacturing costs (primarily related to combustible products); partly offset by lower fees for certain distribution rights, as noted above for net revenues; and higher marketing, administration and research costs.

Middle East & Africa - Total Market, PMI Shipment Volume and Market Share Commentaries

In the third quarter, the estimated total market in the Middle East & Africa increased, mainly driven by:
•International Duty Free, up by 15.4%, reflecting the impact of reduced government travel restrictions and increased passenger traffic in certain geographies; and
•Turkey, up by 12.5%, mainly reflecting the impact on adult smoker average daily consumption of the easing of pandemic-related measures, coupled with increased in-bound tourism (particularly by Turkish expatriates);
partly offset by

•Tunisia, down by 30.1%, primarily reflecting an increased estimated prevalence of illicit trade (mainly due to market disruptions impacting product availability and the impact of price increases in July 2021).

For the nine months year-to-date, the estimated total market in the Middle East & Africa increased, mainly driven by:
•Egypt, up by 14.3%, primarily reflecting a favorable comparison due to pandemic-related supply chain shortages for competitors' products in 2020, as well as the favorable impact of adult smoker in-switching to cigarettes (mainly in the low-tax tier) from other combustible tobacco products;
•South Africa, up by 26.9%, mainly reflecting a favorable comparison versus the second and third quarters of 2020, in which the total market was impacted by the pandemic-related ban on all tobacco sales from March 27th through August 17th, partly offset by a higher estimated prevalence of illicit trade stemming from the ban; and
•Turkey, up by 6.6%, primarily reflecting the same factors as for the quarter, partly offset by a higher estimated prevalence of illicit trade;
partly offset by
•International Duty Free, down by 17.2%, primarily reflecting the impact of government travel restrictions and reduced passenger traffic since the start of the pandemic in March 2020.
In the third quarter, our total shipment volume increased by 15.0% to 35.7 billion units, notably driven by:
•PMI Duty Free, up by +100%, or by 43.8% excluding the net favorable impact of estimated distributor inventory movements, reflecting a higher market share and the higher total market; and
•Turkey, up by 18.4%, primarily reflecting the higher total market and a higher market share, driven by adult smoker up-trading (mainly benefiting Marlboro and Parliament);
partly offset by
•Egypt, down by 12.4%, primarily reflecting a lower market share mainly due to adult smoker down-trading to products in the low-tax tier.

Excluding the net favorable impact of estimated distributor inventory movements, our total in-market sales volume increased by 8.5%.

For the nine months year-to-date, our total shipment volume increased by 6.4% to 94.6 billion units, notably driven by:
•PMI Duty Free, up by 25.1%. Excluding the net favorable impact of estimated distributor inventory movements (principally due to cigarettes), our in-market sales volume was down by 3.6%, primarily reflecting the lower total market, partly offset by a higher market share driven by Marlboro; and
•Turkey, up by 14.6%, mainly reflecting the same factors as in the quarter;
partly offset by
•Egypt, down by 6.5%, mainly reflecting a lower market share (due primarily to the same factor as in the quarter), partly offset by the higher total market.

South & Southeast Asia:

Financial Summary - Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2021	2020	Total	Excl. Curr.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$1,065	$1,071	(0.6)%	(1.1)%	$(6)	$6	$—	$14	$(26)	$—
Operating Income	$348	$402	(13.4)%	(14.4)%	$(54)	$4	$—	$14	$(42)	$(30)

For the three months ended September 30, 2021, net revenues, excluding favorable currency, decreased by 1.1%, reflecting: unfavorable volume/mix, due to lower cigarette volume (primarily in the Philippines, partly offset by Indonesia); partially offset by a favorable pricing variance, driven by combustible pricing (mainly in the Philippines, partly offset by Indonesia).

Operating income, excluding favorable currency, decreased by 14.4%, primarily reflecting: unfavorable volume/mix, due to the same factors as for net revenues noted above; and higher manufacturing costs; partly offset by a favorable pricing variance.

Financial Summary - Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2021	2020	Total	Excl. Curr.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$3,284	$3,211	2.3%	(0.9)%	$73	$102	$—	$(4)	$(25)	$—
Operating Income	$1,208	$1,290	(6.4)%	(9.1)%	$(82)	$36	$—	$(4)	$(81)	$(33)

For the nine months ended September 30, 2021, net revenues, excluding favorable currency, decreased by 0.9%, reflecting: unfavorable volume/mix, mainly due to lower cigarette volume (primarily the Philippines, partly offset by India and Indonesia), partially offset by favorable cigarette mix (mainly in Indonesia and the Philippines). Pricing variance was slightly unfavorable, reflecting lower pricing for combustible products (notably in Indonesia, largely offset by the Philippines).

Operating income, excluding favorable currency, decreased by 9.1%, primarily reflecting: unfavorable volume/mix, due to the same factors as for net revenues noted above; and higher marketing, administration and research costs.

South & Southeast Asia - Total Market, PMI Shipment Volume and Market Share Commentaries

In the third quarter, the estimated total market in South & Southeast Asia increased, mainly driven by:
•Bangladesh, up by 29.9%, primarily reflecting a favorable comparison versus the third quarter of 2020, during which pandemic-related restrictions impacted tobacco product availability;

•India, up by 8.3%, mainly reflecting a favorable comparison versus the third quarter of 2020, during which pandemic-related restrictions impacted the movement of certain products, including tobacco;
•Indonesia, up by 6.0%, primarily reflecting the growth of the tax-advantaged 'below tier one' segment and the impact on adult smoker consumption of the easing of pandemic-related measures compared to the prior year period; and
•Pakistan, up by 29.3%, or by 14.1% excluding the net favorable impact of estimated trade inventory movements, notably reflecting a lower prevalence of illicit trade (partly due to pandemic-related supply disruptions for illicit products);
partly offset by:
•the Philippines, down by 17.7%, or by 8.7% excluding the net unfavorable impact of estimated trade inventory movements, primarily reflecting the impact of industry-wide price increases in the fourth quarter of 2020.

For the nine months year-to-date, the estimated total market in South & Southeast Asia increased, mainly driven by:
•Bangladesh, up by 13.6%, primarily reflecting the same factor as in the quarter;
•India, up by 13.8%, mainly reflecting the same factor as in the quarter;
•Indonesia, up by 7.9%, primarily reflecting the same factors as in the quarter;
•Pakistan, up by 18.9%, notably reflecting the same factor as in the quarter; and
•Vietnam, up by 7.2%, mainly reflecting a lower prevalence of illicit trade due to pandemic-related supply disruptions for illicit products;
partly offset by:
•the Philippines, down by 12.3%, primarily reflecting the same factor as in the quarter.
In the third quarter, our total shipment volume decreased by 4.3% to 35.7 billion units, mainly due to:
•the Philippines, down by 23.8%, primarily reflecting the lower total market and a lower market share (mainly due to mid-price Fortune, reflecting the impact of price increases in the fourth quarter of 2020, partly offset by Marlboro);
partly offset by:
•Indonesia, up by 5.1%, primarily reflecting the higher total market.

For the nine months year-to-date, our total shipment volume decreased by 2.1% to 105.9 billion units, notably due to:
•the Philippines, down by 20.3%, mainly reflecting the same factors as in the quarter;
partly offset by:
•Indonesia, up by 4.3%, primarily reflecting the higher total market, partly offset by a lower market share (mainly due to adult smoker down-trading to the 'below tier one' segment as a result of significantly lower retail prices, partly offset by share growth for PMI's premium and hand-rolled portfolio); and
•Pakistan, up by 14.2%, mainly reflecting the higher total market, partly offset by a lower market share.

East Asia & Australia:

Financial Summary - Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2021	2020	Total	Excl. Curr.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$ 1,523	$ 1,358	12.2%	12.7%	$165	$(7)	$—	$47	$125	$—
Operating Income	$ 631	$ 637	(0.9)%	2.7%	$(6)	$(23)	$—	$47	$3	$(33)

For the three months ended September 30, 2021, net revenues, excluding unfavorable currency, increased by 12.7%, reflecting: favorable volume/mix, mainly driven by higher heated tobacco unit volume and favorable device volume/mix (predominantly in Japan, driven by the launch of IQOS ILUMA), partly offset by unfavorable cigarette mix (primarily in Japan) and lower cigarette volume (particularly in Australia, partly offset by Japan); and a favorable pricing variance, primarily driven by higher heated tobacco, combustible and device pricing in Japan.

Operating income, excluding unfavorable currency, increased by 2.7%, mainly reflecting: a favorable pricing variance; and lower manufacturing costs (primarily related to reduced-risk products in Japan); partly offset by higher marketing, administration and research costs (notably due to the launch of IQOS ILUMA in Japan and higher asset impairment and exit costs, mainly related to product distribution restructuring in South Korea). Volume/mix was slightly favorable, notably reflecting higher heated tobacco unit and cigarette volume in Japan, largely offset by lower cigarette volume in Australia and unfavorable cigarette mix in Japan.

Financial Summary - Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2021	2020	Total	Excl. Curr.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$4,509	$4,045	11.5%	9.0%	$464	$101	$—	$240	$123	$—
Operating Income	$2,041	$1,792	13.9%	14.2%	$249	$(6)	$—	$240	$21	$(6)

For the nine months ended September 30, 2021, net revenues, excluding favorable currency, increased by 9.0%, mainly reflecting: a favorable pricing variance, primarily driven by higher heated tobacco and combustible pricing in Japan, partly offset by lower combustible pricing in Australia; and favorable volume/mix, mainly driven by higher heated tobacco unit volume and favorable device volume/mix in Japan (driven by the launch of IQOS ILUMA), partly offset by lower cigarette volume (primarily in Australia, Japan and South Korea) and unfavorable cigarette mix (mainly in Australia and Japan).

Operating income, excluding unfavorable currency, increased by 14.2%, mainly reflecting: a favorable pricing variance; lower manufacturing costs (primarily related to reduced-risk products in Japan); and favorable volume/mix, driven by higher heated tobacco unit volume in Japan, partly offset by lower cigarette volume (primarily in Australia, Japan and South Korea), unfavorable cigarette mix (mainly in Australia and Japan) and unfavorable heated tobacco unit mix in Japan; partially offset by higher marketing, administration and research costs (notably reflecting the same factors as in the quarter).

East Asia & Australia - Total Market, PMI Shipment Volume and Market Share Commentaries

In the third quarter, the estimated total market in East Asia & Australia, excluding China, decreased, primarily due to:
•Australia, down by 28.0%, or by 18.3% excluding the net unfavorable impact of estimated trade inventory movements, mainly reflecting the impact of the ending of the pandemic-related wage subsidy by the government, coupled with the impact of pandemic-related restrictions in the quarter;
•Japan, down by 2.8%, primarily reflecting the impact of the October 2020 excise tax-driven price increases;
•South Korea, down by 5.2%, or by 0.9% excluding the net unfavorable impact of estimated trade inventory movements, mainly reflecting the structural market trend; and
•Taiwan, down by 10.8%, primarily reflecting impact of pandemic-related restrictions in the quarter.

For the nine months year-to-date, the estimated total market in East Asia & Australia, excluding China, decreased, mainly due to:
•Australia, down by 14.5%, primarily reflecting the same factors as in the quarter;
•Japan, down by 3.7%, mainly reflecting the same factor as in the quarter; and
•South Korea, down by 1.4%, primarily reflecting the same factor as in the quarter, partly offset by the impact of pandemic-related subsidies on adult smoker average daily consumption.
In the third quarter, our total shipment volume increased by 6.0% to 20.6 billion units, mainly driven by:
•Japan, up by 14.6%, or by 1.0% excluding the net favorable impact of estimated distributor inventory movements, primarily reflecting a higher market share (driven by heated tobacco units), partly offset by the lower total market;
partly offset by
•South Korea, down by 5.9%, mainly reflecting the lower total market and a lower market share (due to cigarettes).
Excluding the net favorable impact of estimated distributor inventory movements, our total in-market sales volume declined by 1.7%.

For the nine months year-to-date, our total shipment volume increased by 3.3% to 61.9 billion units, mainly driven by:
•Japan, up by 7.2%, or by 1.3% excluding the net favorable impact of estimated distributor inventory movements, primarily reflecting the same factors as in the quarter;
partly offset by
•South Korea, down by 5.3%, mainly reflecting the same factors as in the quarter.

Excluding the net favorable impact of estimated distributor inventory movements, our total in-market sales volume declined by 0.6%.

Americas:

Financial Summary - Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2021	2020	Total	Excl. Curr.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$456	$400	14.0%	9.0%	$56	$20	$—	$16	$21	$(1)
Operating Income	$121	$110	10.0%	6.4%	$11	$4	$—	$16	$3	$(12)

For the three months ended September 30, 2021, net revenues, excluding favorable currency, increased by 9.0%, reflecting: favorable volume/mix, mainly driven by higher cigarette volume (primarily in Colombia and Mexico) and higher device volume (notably in Canada); and a favorable pricing variance driven by combustible products (notably in Argentina and Mexico).

Operating income, excluding favorable currency, increased by 6.4%, primarily reflecting: a favorable pricing variance; partly offset by higher manufacturing costs; and higher marketing, administration and research costs.

Financial Summary - Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2021	2020	Total	Excl. Curr.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$1,320	$1,216	8.6%	5.4%	$104	$38	$—	$28	$37	$1
Operating Income	$367	$328	11.9%	8.2%	$39	$12	$—	$28	$(3)	$2

For the nine months ended September 30, 2021, net revenues, excluding favorable currency, increased by 5.4%, mainly reflecting: favorable volume/mix, primarily driven by higher cigarette volume (mainly in Brazil and Mexico) and higher device volume (notably in Canada); and a favorable pricing variance, driven by higher combustible pricing (notably in Argentina and Colombia).

Operating income, excluding favorable currency, increased by 8.2%, primarily reflecting: a favorable pricing variance; and lower marketing, administration and research costs; partly offset by higher manufacturing costs.

Americas - Total Market, PMI Shipment Volume and Market Share Commentaries

In the third quarter, the estimated total market in Americas decreased, notably due to:
•Argentina, down by 2.1%, primarily reflecting the impact of price increases;

•Canada, down by 12.7%, notably reflecting the impact of price increases and out-switching from cigarettes to e-vapor products;
partly offset by
•Colombia, up by 13.4%, primarily reflecting the impact on adult smoker average daily consumption of the easing of pandemic-related measures.

For the nine months year-to-date, the estimated total market in Americas increased, notably driven by:
•Argentina, up by 7.5%, primarily reflecting a lower estimated prevalence of illicit trade and a favorable comparison related to retail out-of-stock in the second quarter of 2020 (due to temporary factory shutdowns related to the pandemic), partly offset by the impact of price increases;
•Brazil, up by 5.4%, mainly reflecting a lower estimated prevalence of illicit trade due to: reduced price gaps with legal products and the impact of border restrictions imposed as a result of the pandemic; and
•Mexico, up by 3.0%, primarily reflecting the impact on adult smoker average daily consumption of the easing of pandemic-related measures coupled with the impact of increased in-bound tourism;
partly offset by
•Canada, down by 8.5%, mainly reflecting the same factors as in the quarter.
In the third quarter, our total shipment volume increased by 2.5% to 16.2 billion units, notably driven by:
•Colombia, up by 11.0%, primarily reflecting the higher total market; and
•Mexico, up by 3.9%, mainly reflecting a higher market share driven by Marlboro.
partly offset by
•Argentina, down by 2.5%, primarily reflecting the lower total market.

For the nine months year-to-date, our total shipment volume increased by 1.5% to 46.6 billion units, primarily driven by:
•Brazil, up by 6.4%, mainly reflecting the higher total market and a higher market share driven by Chesterfield; and
•Mexico, up by 3.9%, primarily reflecting the higher total market and a higher market share driven by Marlboro;
partly offset by

•Argentina, down by 2.4%, mainly reflecting a lower market share (primarily due to adult smoker down-trading to ultra-low-price brands produced by local manufacturers).

Other:

As previously discussed in the Description of Our Company section of this MD&A, Other includes our third quarter 2021 acquisitions of Fertin Pharma A/S, Vectura Group plc. and OtiTopic, Inc. Business operations for the Other category are evaluated separately from the geographical segments.

Due to the timing of the Fertin Pharma and Vectura acquisitions, we did not record the immaterial results of operations from these two acquisitions in our condensed consolidated statements of earnings from the acquisition date through September 30, 2021.

For the three months and nine months ended September 30, 2021, we accounted for the OtiTopic, Inc. transaction as an asset acquisition. As a result, PMI recorded a pre-tax charge of $51 million to research and development costs within marketing, administration and research costs of the Other category. For further details, see Note 7. Segment Reporting and Note 17. Acquisitions.

Financial Review

Cash Flow Highlights

	For the Nine Months Ended September 30,
(in millions)	2021	2020
Net cash provided by operating activities	$7,935	$6,650
Net cash used in investing activities	(2,018)	(568)
Net cash used in financing activities	(8,176)	(8,031)

Net Cash Provided by Operating Activities

During the first nine months of 2021, net cash provided by operating activities increased by $1.3 billion compared with the first nine months of 2020. Excluding favorable currency movements of $0.8 billion, net cash provided by operating activities increased by $0.5 billion, due primarily to higher net earnings, partially offset by higher working capital requirements of $0.2 billion and higher pension plan contributions.

The higher working capital requirements in the first nine months of 2021 as compared with the first nine months of 2020 were primarily due to the timing of excise tax-paid inventory movements and excise tax payments, as well as lower usage of our factoring arrangements to sell trade receivables, partially offset by more cash provided by inventories primarily due to COVID-19 pandemic related build-up of inventory levels across our supply chain in 2020. For further details on our factoring arrangements to sell trade receivables, see Note 13. Sale of Accounts Receivable.

Net Cash Used in Investing Activities

During the first nine months of 2021, net cash used in investing activities increased by $1.5 billion as compared to the first nine months of 2020. This increase was due to $1.9 billion of cash used in 2021 for our acquisitions, net of acquired cash, partially offset by favorable movements of $0.4 billion in cash collateral exchanged with financial institutions to secure derivatives designated as net investment hedges of Euro assets principally related to changes in exchange rates between the Euro and the U.S. dollar. For further detail on our 2021 acquisitions and derivatives designated as net investment hedges, see Note 17. Acquisitions and Note 5. Financial Instruments.

Capital expenditures of $0.5 billion during the first nine months of 2021 were essentially flat as compared with the first nine months of 2020. The 2021 capital expenditures were primarily related to our ongoing investments in RRPs. We expect total capital expenditures in 2021 to be approximately $0.6 billion.

Net Cash Used in Financing Activities

During the first nine months of 2021, net cash used in financing activities increased by $0.1 billion compared to the first nine months of 2020. Higher cash usage primarily reflected a dividend increase in the third quarter of 2020, share purchases under the new share repurchase program and net movements in debt, partially offset by other items.

Debt and Liquidity

We define cash and cash equivalents as short-term, highly liquid investments, readily convertible to known amounts of cash that mature within a maximum of three months and have an insignificant risk of change in value due to interest rate or credit risk changes. As a policy, we do not hold any investments in structured or equity-linked products. Our cash and cash equivalents are predominantly held with institutions that have investment-grade long-term credit rating. As part of our cash management strategy and in order to manage counterparty exposure, we also enter into reverse repurchase agreements. Such agreements are collateralized with government or corporate securities held by a custodial bank and, at maturity, cash is paid back to PMI, and the collateral is returned to the bank. For the nine months ended September 30, 2021 and the full-year 2020, the activities for such reverse repurchase agreements were not material.

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

In August 2021, we published a business transformation-linked financing framework (“Framework”), which integrates the company’s smoke-free transformation into its financing strategy. The Framework outlines the guidelines that we will follow in issuing business transformation-linked financing instruments in the debt capital and loan markets, which may include public notes offerings, private placements, loans, and other relevant financing instruments.

Credit Ratings – The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. At September 30, 2021, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Stable
Fitch	F1	A	Stable

Credit Facilities – On January 29, 2021, we entered into an agreement to amend and extend the term of our 364-day revolving credit facility from February 2, 2021, to February 1, 2022 in the amount of $1.8 billion.

On January 29, 2021, we entered into an agreement, effective February 10, 2021, to amend and extend the term of its $2.0 billion multi-year revolving credit facility, for an additional year covering the period February 11, 2025 to February 10, 2026.

On September 29, 2021, we entered into a new $2.5 billion multi-year revolving credit facility, expiring on September 29, 2026. This credit facility is our first financing instrument following the issuance of our Framework, and contains business transformation-linked pricing adjustments that may result in the reduction or increase in both the interest rate and commitment fee under the credit agreement if PMI achieves, or fails to achieve, certain specified targets based on its business transformation goals. The new credit facility replaced the $3.5 billion multi-year revolving credit facility, which was terminated effective September 29, 2021. We had no borrowings outstanding under the terminated facility, which was due to expire on October 1, 2022.

At September 30, 2021, our committed credit facilities were as follows:

(in billions)
Type	Committed Credit Facilities
364-day revolving credit, expiring February 1, 2022	$1.8
Multi-year revolving credit, expiring February 10, 2026	2.0
Multi-year revolving credit, expiring September 29, 2026	2.5
Total facilities	$6.3

At September 30, 2021, there were no borrowings under the committed credit facilities, and the entire committed amounts were available for borrowing. Subject to market conditions, PMI currently expects to request a further extension of the terms of its 364-day revolving credit facility and its $2.0 billion multi-year revolving credit facility for an additional one-year period, in accordance with and subject to the terms and conditions of the relevant revolving credit facility agreement.

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
In addition to the committed credit facilities discussed above, certain of our subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $2.4 billion at September 30, 2021 and $2.7 billion at December 31, 2020, are for the sole use of our subsidiaries. Borrowings under these arrangements and other bank loans amounted to $223 million at September 30, 2021, and $244 million at December 31, 2020.

Commercial Paper Program – We continue to have access to liquidity in the commercial paper market through programs in place in the U.S. and in Europe having an aggregate issuance capacity of $8.0 billion. At September 30, 2021 and December 31, 2020, we had no commercial paper outstanding. The average commercial paper balance outstanding during the first nine months of 2021 was $1.1 billion. The average commercial paper balance outstanding during 2020 was $1.2 billion.

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

Our operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of September 30, 2021, and September 30, 2020 were $0.7 billion and $0.6 billion, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows.

For further details, see Note 13. Sale of Accounts Receivable to our condensed consolidated financial statements.

Debt – Our total debt was $29.1 billion at September 30, 2021 and $31.5 billion at December 31, 2020.

On February 11, 2020, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.

Guarantees – At September 30, 2021, we have guarantees of our own performance, which are primarily related to excise taxes on the shipment of our products. There is no liability in the condensed consolidated financial statements associated with these guarantees. These guarantees have not had, and are not expected to have, a significant impact on PMI’s liquidity. In October 2020, we guaranteed an obligation for an equity method investee. For further details, see Note 8. Contingencies to our condensed consolidated financial statements.”

Equity and Dividends

We discuss our stock awards as of September 30, 2021 in Note 2. Stock Plans to our condensed consolidated financial statements.

During 2020 and the first six months of 2021, we did not repurchase any shares under a share repurchase program. On June 11, 2021, our Board of Directors authorized a new share repurchase program of up to $7 billion, with target spending of $5 billion to $7 billion over a three-year period. On July 22, 2021, we began repurchasing shares under this new share repurchase program. From July 22, 2021 through September 30, 2021, we repurchased 0.9 million shares of our common stock at a cost of $94 million.

Dividends paid in the first nine months of 2021 were $5.6 billion. During the third quarter of 2021, our Board of Directors approved a 4.2% increase in the quarterly dividend to $1.25 per common share. As a result, the present annualized dividend rate is $5.00 per common share.

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
This decline is due to multiple factors, including increased taxes and pricing, governmental actions, the diminishing social acceptance of smoking and health concerns, competition, continuing economic and geopolitical uncertainty, and the continuing prevalence of illicit products. These factors and their potential consequences are discussed more fully below and in the "Business Environment" section.
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
Some of the countries in which we operate face the threat of civil unrest and can be subject to regime changes. In others, nationalization, terrorism, conflict and the threat of war may have a significant impact on the business environment. Natural disasters, pandemics, economic, political, regulatory or other developments could disrupt our supply chain, manufacturing capabilities or distribution capabilities, and our business continuity plans and other safeguards might not always be effective to fully mitigate their impact. In addition, such developments could increase costs of our materials and operations and lead to loss of property or equipment that are critical to our business in certain markets and difficulty in staffing and managing our operations, all of which could reduce our volumes, revenues and net earnings. We discuss risks associated with the COVID-19 pandemic below.
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
Our intellectual property rights are valuable assets, and their protection is important to our business.  If the steps we take to protect our intellectual property rights globally, including through a combination of trademark, design, patent, trade secrets and other intellectual property rights, are inadequate, or if others infringe or misappropriate our intellectual property rights, notwithstanding legal protection, our business could be adversely impacted. Moreover, failing to manage our existing and/or future intellectual property may place us at a competitive disadvantage. Intellectual property rights of third parties may limit our ability to commercialize our products or improve product quality in one or more markets. Competitors or other third parties may claim that we infringe their intellectual property rights. Any such claims, regardless of merit, could divert management’s attention, be costly, disruptive, time-consuming and unpredictable and expose us to litigation costs and damages, and impede our ability to manufacture, commercialize and improve our products. If, as a result, we are unable to manufacture or sell our RRPs or improve their quality in one or more markets, our ability to convert adult smokers to our RRPs in such markets would be adversely affected. See Note 8. Contingencies— Other Litigation to our condensed consolidated financial statements for a description of certain intellectual property proceedings.

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

We may be unable to anticipate changes in adult consumer preferences.
Our business is subject to changes in adult consumer preferences, which may be influenced by local economic conditions.
To be successful, we must:

•	promote brand equity successfully;
•	anticipate and respond to new adult consumer trends;
•	ensure that our products meet our quality standards;
•	develop new products and markets and broaden brand portfolios;
•	improve productivity;
•	convince adult smokers to convert to our RRPs;
•	ensure effective adult consumer engagement, including communication about product characteristics and usage of RRPs;
•	provide excellent customer care;
•	ensure adequate production capacity to meet demand for our products; and
•	be able to protect or enhance margins through price increases.
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
To be successful, we must continue transforming our culture and ways of working, align our talent and organizational design with our increasingly complex business needs, and innovate and transform to a consumer-centric business. We compete for talent, including in areas that are new to us, such as digital, information technology, life science and pharmaceutical, with companies in the consumer products, technology and other sectors that enjoy greater societal acceptance. As a result, we may be unable to attract, motivate and retain the best global talent with the right degree of diversity, experience and skills to achieve our strategic goals.

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
Risks Related to Sourcing of Materials, Products and Services
Use of third-party resources may negatively impact quality and availability of our products and services, and we may be required to replace third-party contract manufacturers or service providers with our own resources.

We increasingly rely on third-party resources and their subcontractors/ suppliers to manufacture some of our products and product parts (particularly, the electronic devices and accessories) and to provide services, including to support our finance, commercialization and information technology processes. While many of these arrangements improve efficiencies and decrease our operating costs, they also diminish our direct control. Such diminished control may have an adverse effect on the quality and availability of products or services, our supply chain, and the speed and flexibility in our response to changing market conditions and adult consumer preferences, all of which may place us at a competitive disadvantage. In addition, we may be unable to renew these agreements on satisfactory terms for numerous reasons, including government regulations, and our costs may increase significantly if we must replace such third parties with our own resources.

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
Our RRPs are novel products in a new category, and the pace at which adult smokers adopt them may vary, depending on the competitive, regulatory, fiscal and cultural environment, and other factors in a specific market. There may be periods of accelerated growth and periods of slower growth for these products, the timing and drivers of which may be more difficult for us to predict versus our mature cigarette business. The impact of this lower predictability on our projected results for a specific period may be significant, particularly during the early stages of this new product category, during the COVID-19 pandemic and as a result of unpredictability due to shortage of key components in our supply chain.
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

Our key strategic priorities are: to develop and commercialize products that present less risk of harm to adult smokers who switch to those products versus continued smoking; and to convince current adult smokers who would otherwise continue to smoke to switch to those RRPs. For our efforts to be successful, we must:

•	develop RRPs that such adult smokers find acceptable alternatives to smoking;
•	conduct rigorous scientific studies to substantiate that they reduce exposure to harmful and potentially harmful constituents in smoke and, ultimately, that these products present, are likely to present, or have the potential to present less risk of harm to adult smokers who switch to them versus continued smoking; and
•	effectively advocate for a timely development of science-based regulatory frameworks for the development and commercialization of RRPs, including communication of scientifically substantiated information to enable adult smokers to make better consumer choices.
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

The WHO study group on tobacco product regulation ("TobReg") published their eighth report on the scientific basis of tobacco product regulation in May 2021. The report is based on a review of scientific evidence related to novel and emerging nicotine and tobacco products, such as electronic nicotine delivery systems ("ENDS"), electronic non-nicotine delivery systems ("ENNDS") and heated tobacco products ("HTPs") on a number of scientific topics. The report concludes by making a number of policy recommendations on HTPs and ENDS that, if implemented, could restrict both the availability of these products, and the access to accurate information about them. In August 2021, the WHO FCTC Secretariat published two reports to the ninth session of the CoP of the FCTC, which are not materially different from the WHO study group report.

In August 2021, the WHO Framework Convention on Tobacco Control ("WHO FCTC") published two reports related to HTPs ahead of the ninth Conference of the Party (COP9) meeting in November 2021. The reports respond to a COP8 decision (“FCTC/COP8(22”)), which requested the WHO to work with scientists, experts, and national authorities to prepare a comprehensive overview of the research and evidence on HTPs, and the FCTC Secretariat to examine the challenges posed by classification of HTPs. The first report (“FCTC/COP/9/9”) summarizes TobReg’s eighth report on the scientific basis of tobacco product regulation from May 2021, for HTPs in particular, and the second report (FCTC/COP/9/10) focuses on challenges posed by classification of HTPs. Based on the FCTC Secretariat’s postulated definitions and terminology of smoke, and the interpretation of the TobReg report, the reports conclude that all FCTC provisions are applicable for HTPs and that HTPs should be classified for regulatory and taxation purposes in the same way as cigarettes, which, if implemented by the Parties, could significantly impact the commercialization of HTPs.

Additionally, any claims, regardless of merit, challenging our research and clinical data available to date, may impact the development of science-based regulatory frameworks for the commercialization of the RRP category and the commercialization of the RRP category in general.

Our RRPs and commercial activities for these products are designed for, and directed toward, current adult smokers and users of nicotine-containing products, and not for non-smokers or youth. We put significant effort in place to restrict access of our products to non-smokers or youth. Nevertheless, technological, regulatory and/or commercial setbacks might prevent us in succeeding the delivery of the necessary infrastructure required to fulfill our commitment of having 100% of our RRP device portfolio equipped with “Age Verification”-technology and device activation features by 2023.

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

To date, we have been largely successful in demonstrating to regulators that our RRPs are not cigarettes due to the absence of combustion, and as such they are generally taxed either as a separate category or as other tobacco products, which typically yields more favorable tax rates than cigarettes. If we cease to be successful in these efforts, RRP unit margins may be adversely affected. Nevertheless, it is unpredictable whether regulators will be issuing new regulations where RRP will be equally taxed in line with other tobacco products such as ordinary cigarettes.
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

Risks Related to Cybersecurity and Data Governance
The failure of our information systems and systems owned and operated by our business partners to function as intended or their penetration with the intent to corrupt them or our and our business partners failure to adhere to strict data governance and cybersecurity protocols and to comply with privacy laws and regulations could result in business disruption, loss of reputation, litigation and regulatory action, and loss of revenue, assets or personal or other confidential data.
We as well as our business partners use information systems to help manage business processes, collect and interpret data and communicate internally and externally with employees, suppliers, consumers, customers and others. Some of these information systems are managed by third-party service providers. We are continuously evolving our approach to business continuity planning and backups to provide appropriate business resilience, particularly in light of the increasing cyber threat landscape. Nevertheless, failure of these systems to function as intended, or penetration of these systems and systems owned and operated by our business partners by parties intent on extracting or corrupting information or otherwise disrupting business processes, could place us at a competitive disadvantage, result in a loss of revenue, assets, including our intellectual property, personal or other sensitive data, result in litigation and regulatory action, cause damage to our reputation and that of our brands and result in significant remediation and other costs. Failure to protect personal data, respect the rights of data subjects, and adhere to strict data governance and cybersecurity protocols could subject us to substantial fines and other legal challenges under regulations such as the EU General Data Protection Regulation. As we are increasingly relying on digital platforms in our business, and as privacy laws in the jurisdictions in which we do business become more stringent, the magnitude of these risks is likely to increase.

Risks Related to the Acquisitions of Fertin Pharma and Vectura

As previously disclosed in this Form 10-Q, we have acquired Fertin Pharma and Vectura (with the Fertin Pharma acquisition and the Vectura acquisition being collectively referred to in these Risk Factors as the “Acquisitions”).

We may be unable to successfully integrate the businesses that we acquire and unable to realize the anticipated benefits from such Acquisitions.

The successful integration of the acquired businesses and their operations into those of our own and our ability to realize the benefits of the Acquisitions, are subject to a number of risks and uncertainties, many of which are not in our control. The risks and uncertainties relating to integrating the businesses acquired include, among other things: (i) the challenge of integrating complex organizations, systems, operating procedures, compliance programs, technology, networks and other assets of the businesses that we acquire, and the costs related to such integration efforts; (ii) the possibility that we are unable to gain access to differentiated proprietary technology and pharmaceutical development expertise as anticipated by these Acquisitions, and thus fail to realize our desired entry into additional smoke-free and beyond nicotine platforms; (iii) the challenge of integrating the cultures and business practices of each of Fertin Pharma and Vectura to our culture and business practices, which if not managed correctly, could lead to difficulties in retaining key management and other key employees; and (iv) the challenge of achieving a successful integration as a result of PMI's affiliation to its combustible product portfolio. In addition, even if we are able to successfully integrate, the anticipated benefits of the Acquisitions may not be realized fully, or at all, or may take longer to realize than expected. Furthermore, the success of the Acquisition also depends on the success of the research and development efforts of Fertin Pharma and Vectura, including the ability to obtain regulatory approval for new products, and the ability to commercialize or license these new products developed by them. Moreover, PMI's affiliation to its combustible product portfolio may stand in the way of introducing and growing new product categories, and may prevent PMI in being successful in developing a long-term sustainable ecosystem of products in the "Beyond Nicotine" categories.

The businesses that we acquire in the Acquisitions may have liabilities that are not known to us.

The businesses that we have acquired in the Acquisitions may have liabilities that we were unable to identify, or were unable to discover, in the course of performing our due diligence investigations during the Acquisitions thereof. We cannot assure you that the indemnification available to us under the respective acquisition agreements that we have negotiated or will negotiate, as applicable, will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with the respective business or property that we will assume upon consummation of each acquisition. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

Acquisition accounting adjustments related to the Acquisitions could adversely affect our financial results.

We have accounted for the completion of the Acquisitions using the acquisition method of accounting. Differences between preliminary estimates and the final acquisition accounting may occur, and these differences could have a material impact on the consolidated financial statements and our future results of operations and financial position in combination with the businesses acquired. Furthermore, given the nature of the assets being acquired in the Acquisitions, we may not be able to avoid future impairments of those assets, which may also have a material impact on our future results of operation and financial position.

PMI, Fertin Pharma and Vectura may be subject to business uncertainties that could adversely affect our respective businesses, and adversely affect the financial results of our combined businesses.

Our success following these Acquisitions will depend in part upon our ability, and the ability of Fertin Pharma and Vectura, respectively, to maintain respective business relationships. Uncertainty about the effect of the Fertin Pharma Acquisition and the Vectura acquisition on customers, suppliers, employees and other constituencies of each of Fertin Pharma and Vectura, may have a material adverse effect on us and/or the businesses that we have acquired with the proposed Acquisitions. Customers, suppliers and others who do business with Fertin Pharma or Vectura may delay or defer business decisions, decide to terminate, modify or renegotiate their relationships, or take other actions as a result of our acquisitions of Fertin Pharma and Vectura, respectively, which could negatively affect the revenues, earnings and cash flows of our company or the businesses that we have acquired with these Acquisitions. If we are unable to maintain the business and operational relationships of Fertin Pharma and/or Vectura, our financial position, results of operations or cash flows upon combining with these companies could be adversely affected.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity for each of the three months in the quarter ended September 30, 2021 was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2021 – July 31, 2021 (1)	428,982	$98.84	428,982	$6,957,597,899
August 1, 2021 – August 31, 2021 (1)	438,077	$99.58	867,059	$6,913,974,249
September 1, 2021 – September 30, 2021 (1)	82,800	$96.63	949,859	$6,905,973,359
Pursuant to Publicly Announced Plans or Programs	949,859	$98.99
July 1, 2021 – July 31, 2021 (2)	5,868	$99.02
August 1, 2021 – August 31, 2021 (2)	9,242	$100.28
September 1, 2021 – September 30, 2021 (2)	18,844	$103.10
For the Quarter Ended September 30, 2021	983,813	$99.08

(1)On June 11, 2021, our Board of Directors authorized a new share repurchase program of up to $7 billion, with target spending of $5 billion to $7 billion over a three-year period that commenced in July 2021. These share repurchases have been made pursuant to the $7 billion program.

(2)Shares repurchased represent shares tendered to us by employees who vested in restricted and performance share unit awards and used shares to pay all, or a portion of, the related taxes.

Item 6.Exhibits.

10.1
Separation Agreement and Release, dated August 16, 2021, between Martin G. King and Philip Morris Services S.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 20, 2021).

10.2
Credit Agreement, dated as of September 29, 2021, among PMI, the lenders named therein, Citibank Europe PLC, UK Branch, as facility agent, and Citibank, N.A., as swingline agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 30, 2021).

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
October 27, 2021