Form 10-K
period 2021-12-31
Philip Morris International Inc.
filed 2022-02-11
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $154 billion based on the closing sale price of the common stock as reported on the New York Stock Exchange.

Class	Outstanding at	January 31, 2022
Common Stock, no par value	1,549,827,817	shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders to be held on May 4, 2022, to be filed with the Securities and Exchange Commission on or about March 24, 2022.	Part III

In this report, “PMI,” “we,” “us” and “our” refers to Philip Morris International Inc. and its subsidiaries.

Trademarks and service marks in this report are the registered property of, or licensed by, the subsidiaries of Philip Morris International Inc. and are italicized.

PART I

Item 1.Business.

General Development of Business

General

Philip Morris International Inc. is a Virginia holding company incorporated in 1987. We are a leading international tobacco company working to deliver a smoke-free future and evolving our portfolio for the long-term to include products outside of the tobacco and nicotine sector. Our current product portfolio primarily consists of cigarettes and reduced-risk products, including heat-not-burn, vapor and oral nicotine products, which are sold in markets outside the United States. Since 2008, we have invested more than $9 billion to develop, scientifically substantiate and commercialize innovative smoke-free products for adults who would otherwise continue to smoke, with the goal of completely ending the sale of cigarettes. This includes the building of world-class scientific assessment capabilities, notably in the areas of pre-clinical systems toxicology, clinical and behavioral research, as well as post-market studies. The U.S. Food and Drug Administration ("FDA") has authorized the marketing of a version of PMI’s IQOS Platform 1 device and consumables as a Modified Risk Tobacco Product ("MRTP"), finding that an exposure modification order for these products is appropriate to promote the public health. We describe the MRTP order in more detail in the "Business Environment" section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. With a strong foundation and significant expertise in life-sciences, in February 2021, we announced our ambition to expand into wellness and healthcare areas and deliver innovative products and solutions that aim to address unmet patient and consumer needs.

In March 2008, we became a U.S. public company listed on the New York Stock Exchange and subject to the rules of the Securities and Exchange Commission (the "SEC").

Reduced-risk products ("RRPs") is the term we use to refer to products that present, are likely to present, or have the potential to present less risk of harm to smokers who switch to these products versus continuing to smoke. We have a range of RRPs in various stages of development, scientific assessment and commercialization. Our RRPs are smoke-free products that contain and/or generate far lower quantities of harmful and potentially harmful constituents than found in cigarette smoke.

Our IQOS smoke-free product brand portfolio includes heated tobacco and nicotine-containing vapor products.  Our leading smoke-free platform ("Platform 1") is a precisely controlled heating device into which a specially designed and proprietary tobacco unit is inserted and heated to generate an aerosol. Heated tobacco units ("HTU") is the term we use to refer to heated tobacco consumables, which include our HEETS, HEETS Creations, HEETS Dimensions, HEETS Marlboro and HEETS FROM MARLBORO (defined collectively as "HEETS"), Marlboro Dimensions, Marlboro HeatSticks, Parliament HeatSticks and TEREA, as well as the KT&G-licensed brands, Fiit and Miix (outside of South Korea). Platform 1 was first introduced in Nagoya, Japan, in 2014. As of December 31, 2021, our smoke-free products are available for sale in 71 markets in key cities or nationwide.

Our cigarettes are sold in approximately 180 markets, and in many of these markets they hold the number one or number two market share position. We have a wide range of premium, mid-price and low-price brands. Our portfolio comprises both international and local brands and is led by Marlboro, the world’s best-selling international cigarette, which accounted for approximately 38% of our total 2021 cigarette shipment volume. Marlboro is complemented in the premium-price category by Parliament. Our other leading international cigarette brands are Bond Street, Chesterfield, L&M, Lark and Philip Morris. These seven international cigarette brands contributed approximately 79% of our cigarette shipment volume in 2021. We also own a number of important local cigarette brands, such as Dji Sam Soe and Sampoerna A in Indonesia, and Fortune and Jackpot in the Philippines.

During 2021, we laid the foundation for our long-term growth ambitions beyond nicotine in wellness and healthcare, including the milestone acquisitions of Vectura Group PLC and Fertin Pharma A/S, which provide essential capabilities for future product development.

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
•The Americas Region (“AMCS”) is headquartered in New York and covers the South American continent, Central America, Mexico, the Caribbean and Canada. AMCS also includes transactions under license with Altria Group, Inc., for the distribution of our Platform 1 product in the United States; and
•Other, which includes our third quarter 2021 acquisitions of Fertin Pharma A/S, Vectura Group plc. and OtiTopic, Inc. For further details, see Item 8, Note 6. Acquisitions and Item 8, Note 12. Segment Reporting.

In the third quarter of 2021, our former Latin America & Canada segment was renamed as the Americas segment.

In the fourth quarter of 2021, we announced that we will be relocating our PMI corporate headquarters, including our AMCS headquarters, from New York, New York, to Stamford, Connecticut. This move is expected to be completed by the third quarter of 2022.

As of March 22, 2019, we deconsolidated the financial results of our Canadian subsidiary, Rothmans, Benson & Hedges Inc. ("RBH"), from our financial statements. For further details, see Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K (“Item 8”) Note 20. Deconsolidation of RBH.

Since the deconsolidation of our Canadian subsidiary, we have continued to report the volume of brands sold by RBH for which other PMI subsidiaries are the trademark owners. These include HEETS, Next, Philip Morris and Rooftop.

References to total international market, defined as worldwide cigarette and heated tobacco unit volume excluding the United States, total industry, total market and market shares in this Form 10-K, are our estimates for tax-paid products based on the latest available data from a number of internal and external sources and may, in defined instances, exclude the People's Republic of China and/or our duty free business. Unless otherwise stated, references to total industry, total market, our shipment volume and our market share performance reflect cigarettes and heated tobacco units.

2020 and 2021 estimates for total industry volume and market share in certain geographies reflect limitations on the availability and accuracy of industry data during pandemic-related restrictions.

Our total shipments, including cigarettes and heated tobacco units, increased by 2.2% in 2021 to 719.9 billion units. We estimate that international industry volumes, including cigarettes and heated tobacco units, were approximately 5.0 trillion units in 2021, a 1.3% increase from 2020. Excluding the People’s Republic of China (“PRC”), we estimate that international cigarette and heated tobacco unit volume was 2.6 trillion units in 2021, a 2.4% increase from 2020. We estimate that our reported share of the international market (which is defined as worldwide cigarette and heated tobacco unit volume, excluding the United States of America) was approximately 14.3% in 2021, 14.3% in 2020 and 15.1% in 2019. Excluding the PRC, we estimate that our reported share of the international market was approximately 27.3%, 27.7%, and 28.4% in 2021, 2020 and 2019, respectively.

Shipments of our principal cigarette brand, Marlboro, increased by 2.9% in 2021, and represented approximately 9.5% of the international cigarette market, excluding the PRC, in 2021, 9.5% in 2020, and 10.0% in 2019.

Total shipment volume of heated tobacco units reached 95.0 billion units in 2021, up from 76.1 billion units in 2020.

We have a market share of at least 15% in approximately 100 markets, including Algeria, Argentina, Australia, Austria, Belgium, Brazil, the Czech Republic, Egypt, France, Germany, Hong Kong, Hungary, Indonesia, Israel, Italy, Japan, Kuwait, Mexico, the Netherlands, Norway, the Philippines, Poland, Portugal, Russia, Saudi Arabia, South Korea, Spain, Switzerland, Turkey and Ukraine.

Distribution & Sales

Our main types of distribution and sales are tailored to the characteristics of each market and are often used simultaneously:

•Direct sales and distribution, where we have set up our own distribution selling directly to the retailers;
•Distribution through independent distributors that often distribute other fast-moving consumer goods and are responsible for distribution in a particular market;
•Exclusive zonified distribution, where the distributors are dedicated to us in multicategory products distribution and assigned to exclusive territories within a market;
•Distribution through national or regional wholesalers that then supply the retail trade;
•Our own e-commerce infrastructure for product sales to trade partners and to consumers; and
•Our own brand retail infrastructure for our RRP products and accessories for sales to consumers.

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

The competitive environment and our competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors' introduction of lower-price products or innovative products, higher tobacco product taxes, higher absolute prices and larger gaps between retail price categories, and product regulation that diminishes the ability to differentiate tobacco products and restricts adult consumer access to truthful and non-misleading information about our RRPs. Competitors in our industry include three large international tobacco companies, new market entrants, particularly with respect to innovative products, several regional and local tobacco companies and, in some instances, state-owned tobacco enterprises, principally in Algeria, Egypt, the PRC, Taiwan, Thailand and Vietnam. Certain new market entrants in the non-combustible product category may alienate consumers from innovative products through inappropriate marketing campaigns, messaging and inferior product satisfaction, while not relying on scientific substantiation based on appropriate R&D protocols and standards. The growing use of digital media could increase the speed and extent of the dissemination of inaccurate and misleading information about our RRPs, all of which could have a mutual adverse effect on our profitability and results of operations.

Procurement and Raw Materials

We purchase tobacco leaf of various types, grades and styles throughout the world, mostly through independent tobacco suppliers. In 2021, we also contracted directly with farmers in several countries, including Argentina, Brazil, Colombia, Italy, Pakistan and Poland. In 2021, direct sourcing from farmers represented approximately 25% of PMI’s global leaf requirements. The largest supplies of tobacco leaf are sourced from Argentina, Brazil, China, Italy, Indonesia (mostly for domestic use in kretek products), Malawi, Mozambique, the Philippines, Turkey and the United States.

We believe that there is an adequate supply of tobacco leaf in the world markets to satisfy our current and anticipated production requirements.

In addition to tobacco leaf, we purchase a wide variety of direct materials from a total of approximately 360 suppliers. In 2021, our top ten suppliers of direct materials combined represented approximately 60% of our total direct materials purchases. The three most significant direct materials that we purchase are printed paper board used in packaging, acetate tow used in filter making and fine paper used in the manufacturing of cigarettes and heated tobacco units. In addition, the adequate supply and procurement of cloves are of particular importance to our Indonesian business.

We discuss the details of our supply chain for our RRPs in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K (“Item 7”) in Business Environment—Reduced-Risk Products.

 Business Environment

Information called for by this Item is hereby incorporated by reference to the paragraphs in Item 7, Business Environment to this Annual Report on Form 10-K.

Other Matters

Customers

As described in more detail in “Distribution & Sales” above, in many of our markets we sell our products to distributors. In 2021, sales to a distributor in the European Union Region and a distributor in the East Asia & Australia Region each amounted to 10 percent or more of our consolidated net revenues. See Item 8, Note 12. Segment Reporting for more information. We believe that none of our business segments is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on our consolidated results of operations.  In some of our markets, particularly in the European Union, Eastern Europe and in the East Asia & Australia Regions, a loss of a distributor may result in a temporary market disruption.

Employees

Our Workforce. At December 31, 2021, we employed approximately 69,600 people worldwide of 133 different nationalities, including full-time, temporary and part-time staff. Our businesses are subject to a number of laws and regulations relating to our relationship with our employees. Generally, these laws and regulations are specific to the location of each business. We engage with legally recognized employee representative bodies and we have collective bargaining agreements in many of the countries in which we operate. In addition, in accordance with European Union requirements, we have established a European Works Council composed of management and elected members of our workforce. We believe we maintain good relations with our employees and their representative organizations.

Our Internal Transformation. To be successful in our transformation to a smoke-free future, we must continue transforming our culture and ways of working, align our talent with our business needs and innovate to become a truly consumer-centric business. To achieve our strategic goals, we need to attract, retain and motivate the best global talent with the right degree of diversity, experience, competencies and skills. Therefore, we strive to ensure the development of our existing talent while increasingly recruiting those with the expertise in areas that are new to us such as digital and technical solutions. We set the levels of our compensation and benefit programs that we believe are necessary to achieve these goals and remain competitive with other consumer product companies.

Oversight and Management. Our Board of Directors (the "Board") provides oversight of various matters pertaining to our workforce, and the Compensation and Leadership Development Committee of the Board is responsible for executive compensation matters and oversight of the risks and programs related to talent management. Our Code of Conduct, also known at PMI as the Guidebook for Success, highlights our commitment to ethical business conduct and honesty, respect, fairness in our ways of working.

Inclusion & Diversity. At PMI, we believe that a diverse workforce and an inclusive culture are strategic priorities which help fuel innovation and business success. As part of our commitment to workplace diversity in 2020, our Board appointed a Chief Diversity Officer. Improving gender balance especially in management positions continues to be one of our priorities:

•We set a target of 40% female representation in management positions by the end of 2022;
•We launched a Women in Leadership program to support our female talents; and
•We were the first multinational company to receive a global EQUAL-SALARY certification from the EQUAL-SALARY     Foundation. This achievement is an important building block on the road to creating a more inclusive gender-balanced workplace and continuing our reputation as a top employer.

In recognition of our efforts, we were added to the 2021 Bloomberg Gender-Equality Index for transparency in gender reporting and advancing women’s equity (among the 380 companies and 11 sectors who scored at or above the global threshold established by Bloomberg).

Creation of employee resource groups ("ERGs") was another important milestone to further inclusion at PMI. We believe these groups are an important platform for building an enhanced sense of belonging, visibility, and greater understanding of different experiences and dimensions of diversity in our company. Currently, we have established ERGs on race and ethnicity, LGBTQ+ inclusions, gender and disability. Each ERG is sponsored by a member of the PMI Senior Leadership Team, to illustrate our strong commitment to Inclusion & Diversity comes from the top.

Our Initiatives in Response to COVID-19. Since the outbreak of the global COVID-19 pandemic, we have focused on business continuity, health and safety of our employees, and have rapidly adapted our ways of working to a new environment. We have implemented additional safety measures for essential employees in our facilities and offices, and continue to pay salaries to those employees who are unable to work due to government restrictions. We have enhanced remote work arrangements and digital collaboration, and related risk management, and to date, a large majority of our employees continues to work remotely.

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

Information About Our Executive Officers

The disclosure regarding executive officers is hereby incorporated by reference to the discussion under the heading “Information about our Executive Officers as of February 10, 2022” in Part III, Item 10. Directors, Executive Officers and Corporate Governance of this Annual Report on Form 10-K (“Item 10”).

Intellectual Property

Our trademarks are valuable assets, and their protection and reputation are essential to us. We own the trademark rights to all of our principal brands, including Marlboro, HEETS and IQOS, or have the right to use them in all countries in which these brands are advertised or sold.

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
Our key strategic priorities are to: (i) develop and commercialize products that present less risk of harm to adult smokers who switch to those products versus continued smoking; and (ii) convince and educate current adult smokers who would otherwise continue to smoke to switch to those RRPs. For our efforts to be successful, we must:

•	develop RRPs that adult smokers find acceptable alternatives to smoking;
•	conduct rigorous scientific studies to substantiate that they reduce exposure to harmful and potentially harmful constituents in smoke and, ultimately, that these products present, are likely to present, or have the potential to present less risk of harm to adult smokers who switch to them versus continued smoking; and
•	effectively advocate for a timely development of science-based regulatory frameworks for the development and commercialization of RRPs, including communication of scientifically substantiated information to enable adult smokers to make better consumer choices.

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

The WHO study group on tobacco product regulation ("TobReg") published their eighth report on the scientific basis of tobacco product regulation in May 2021. The report is based on a review of scientific evidence related to novel and emerging nicotine and tobacco products, such as electronic nicotine delivery systems ("ENDS"), electronic non-nicotine delivery systems ("ENNDS") and heated tobacco products ("HTPs") on a number of scientific topics. The report concludes by making a number of policy recommendations on HTPs and ENDS that, if implemented, could restrict both the availability of these products, and the access to accurate information about them. In August 2021, the WHO FCTC Secretariat published two reports to the ninth session of the Conference of the Parties ("CoP") of the FCTC, which are not materially different from the WHO study group report.

Prior to CoP 9 that took place in November 2021, the WHO and the WHO FCTC Secretariat published two reports on novel and emerging tobacco products. The reports were noted by CoP 9 and related substantive discussions and decisions were deferred to CoP 10, currently scheduled for 2023. It is not possible to predict whether or to what extent measures recommended by the WHO's reports will be implemented as the reports are not binding to the WHO Member States.

Additionally, any claims, regardless of merit, challenging our research and clinical data available to date, may impact the development of science-based regulatory frameworks for the commercialization of the RRP category and the commercialization of the RRP category in general.

Our RRPs and commercial activities for these products are designed for, and directed toward, current adult smokers and users of nicotine-containing products, and not for non-smokers or youth. We put significant effort in place to restrict access of our products to non-smokers or youth. Nevertheless, technological, regulatory and/or commercial setbacks might prevent us from delivering necessary infrastructure required to fulfill our commitment of having 100% of our RRP device portfolio equipped with “Age Verification”-technology and device activation features by 2023.

If nonetheless there is a significant usage of our products or competitive products among youth or non-smokers, even in situations over which we have no control, our credibility may suffer, and our efforts to advocate for the development of science-based regulatory frameworks for the commercialization of RRPs may be significantly impacted.

Moreover, the FDA’s premarket tobacco product and modified risk tobacco product authorizations of a version of our Platform 1 product are subject to strict marketing, reporting and other requirements. Although we have received these product authorizations from the FDA, there is no guarantee that the product will remain authorized for sale in the U.S., particularly if there is a significant uptake in youth or non-smoker initiation.

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
To date, we have been largely successful in demonstrating to regulators that our RRPs are not cigarettes due to the absence of combustion, and as such they are generally taxed either as a separate category or as other tobacco products, which typically yields more favorable tax rates than cigarettes. Nevertheless, we are unable to predict whether regulators will be issuing new regulations where RRP will be equally taxed in line with other tobacco products such as ordinary cigarettes. However, if we cease to be successful in these efforts, RRP unit margins may be materially adversely affected.

Consumption of tax-paid cigarettes continues to decline in many of our markets.
This decline is due to multiple factors, including increased taxes and pricing, governmental actions, the diminishing social acceptance of smoking and health concerns, competition, continuing economic and geopolitical uncertainty, and the continuing prevalence of illicit products. These factors and their potential consequences are discussed more fully below and in Item 7, Business Environment. A continuous decline in the consumption of cigarettes could have a material adverse effect on our revenue and profitability.

Cigarettes are subject to substantial taxes. Significant increases in cigarette-related taxes have been proposed or enacted and are likely to continue to be proposed or enacted in numerous jurisdictions. These tax increases may disproportionately affect our profitability and make us less competitive versus certain of our competitors.
Tax regimes, including excise taxes, sales taxes and import duties, can disproportionately affect the retail price of cigarettes versus other combustible tobacco products, or disproportionately affect the relative retail price of our cigarette brands versus cigarette brands manufactured by certain of our competitors. Because our portfolio is weighted toward the premium-price cigarette category, tax regimes based on sales price can place us at a competitive disadvantage in certain markets. Furthermore, our volume and profitability may be adversely affected in these markets.

In addition, increases in cigarette taxes are expected to continue to have an adverse impact on our sales of cigarettes, due to resulting lower consumption levels, a shift in sales from manufactured cigarettes to other combustible tobacco products and from the premium-price to the mid-price or low-price cigarette categories, where we may be under-represented, from local sales to legal cross-border purchases of lower price products, or to illicit products such as contraband, counterfeit and "illicit whites."

Our business faces significant governmental action aimed at increasing regulatory requirements with the goal of reducing or preventing the use of tobacco products.
Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volumes for our products in many of our markets, and we expect that such factors will continue to reduce consumption levels and will increase down-trading and the risk of counterfeiting, contraband, "illicit whites" and legal cross-border purchases. Significant regulatory developments will continue to take place over the next few years in most of our markets, driven principally by the World Health Organization's Framework Convention on Tobacco Control (the "FCTC"). Since it came into force in 2005, the FCTC has led to increased efforts by tobacco control advocates and public health organizations to promote increasingly restrictive regulatory measures on the marketing and sale of tobacco products to adult smokers. Regulatory initiatives that have been proposed, introduced or enacted by governmental authorities in various jurisdictions include:

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
We are subject to income tax laws in the United States and numerous foreign jurisdictions. The new administration resulting from the 2020 U.S. presidential and congressional elections could lead to changes in the U.S. tax system, including significant increases in the U.S. corporate income tax rate and the minimum tax rate on certain earnings of foreign subsidiaries. If ultimately enacted into law, such changes could have a material adverse impact on our effective tax rate thereby reducing our net earnings. Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project undertaken by the Organisation for Economic Co-operation and Development, which recommended changes to numerous long-standing tax principles. If implemented, such changes, as well as changes in taxing jurisdictions’ administrative interpretations, decisions, policies, or positions, could also have a material adverse impact on our effective tax rate thereby reducing our net earnings. In future periods, our ability to recover deferred tax assets could be subject to additional uncertainty as a result of such developments. Furthermore, changes in the earnings mix or applicable foreign tax laws may result in significant variability in our effective tax rates.

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
We increasingly rely on third-party resources and their subcontractors/suppliers to manufacture some of our products and product parts (particularly, the electronic devices and accessories), and to provide services, including to support our finance, commercialization and information technology processes. While many of these arrangements improve efficiencies and decrease our operating costs, they also diminish our direct control. Such diminished control may have a material adverse effect on the quality and availability of products or services, our supply chain, and the speed and flexibility in our response to changing market conditions and adult consumer preferences, all of which may place us at a competitive disadvantage. In addition, we may be unable to renew these agreements on satisfactory terms for numerous reasons, including government regulations, and our costs may increase significantly if we must replace such third parties with our own resources.

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
Some of the countries in which we operate face the threat of civil unrest and can be subject to regime changes. In others, nationalization, terrorism, conflict and the threats of war or acts of war may have a significant impact on the business environment. Natural disasters, pandemics, economic, political, regulatory, acts of war or threats of war, or other developments could disrupt our supply chain, manufacturing capabilities or distribution capabilities, and our business continuity plans and other safeguards might not always be effective to fully mitigate their impact. In addition, such developments could increase costs of our materials and operations and lead to loss of property or equipment that are critical to our business in certain markets and difficulty in staffing and managing our operations, all of which could have a material adverse effect on our operations, volumes, revenue, net earnings and profitability. We discuss risks associated with the COVID-19 pandemic below.

In certain markets, we are dependent on governmental approvals of various actions such as price changes, and failure to obtain such approvals could impair growth of our profitability.

In addition, despite our high ethical standards and rigorous controls and compliance procedures aimed at preventing and detecting unlawful conduct, given the breadth and scope of our international operations, we may not be able to detect all potential improper or unlawful conduct by our employees and partners. Such improper or unlawful conduct (actual or alleged) could lead to litigation and regulatory action, cause damage to our reputation and that of our brands, and result in substantial costs.

Our reported results could be adversely affected by unfavorable currency exchange rates, and currency fluctuations could impair our competitiveness.
We conduct our business primarily in local currency and, for purposes of financial reporting, the local currency results are translated into U.S. dollars based on average exchange rates prevailing during a reporting period. Foreign currencies may fluctuate significantly against the U.S. dollar reducing our net revenues, operating income and EPS. Our primary local currency cost bases may be different from our primary currency revenue markets, and U.S. dollar fluctuations against various currencies may have disproportionate negative impact on net revenues as compared to our gross profit and operating income margins.

Risks Related to Legal Challenges and Investigations

Litigation related to tobacco use and exposure to environmental tobacco smoke could substantially reduce our profitability and could severely impair our liquidity.
There is litigation related to tobacco products pending in certain jurisdictions in which we operate. Damages claimed in some tobacco-related litigation are significant and, in certain cases in Brazil, Canada, and Nigeria, range into the billions of U.S. dollars. We anticipate that new cases will continue to be filed. The FCTC encourages litigation against tobacco product manufacturers. It is possible that our consolidated results of operations, cash flows or financial position could be materially adversely affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. We face various administrative and legal challenges related to certain RRP activities, including allegations concerning product classification, advertising restrictions, corporate communications, product coach activities, scientific substantiation, product liability, and unfair competition.  While we design our programs to comply with relevant regulations, we expect these or similar challenges to continue as we expand our efforts to commercialize RRPs and to communicate publicly. The outcomes of these matters may affect our RRP commercialization and public communication activities and performance in one or more markets. Also see Item 8, Note 17. Contingencies to our condensed consolidated financial statements for a discussion of pending litigation.

From time to time, we are subject to governmental investigations on a range of matters.
Investigations include allegations of contraband shipments of cigarettes, allegations of unlawful pricing activities within certain markets, allegations of underpayment of income taxes, customs duties and/or excise taxes, allegations of false and misleading usage of descriptors, allegations of unlawful advertising, and allegations of unlawful labor practices. We cannot predict the outcome of those investigations or whether additional investigations may be commenced, and it is possible that our business could be materially adversely affected by an unfavorable outcome of pending or future investigations. See Item 8, Note 17. Contingencies—Other Litigation and “Management's Discussion and Analysis of Financial Condition and Results of Operations—Operating Results by Business Segment—Business Environment—Governmental Investigations” for a description of certain governmental investigations to which we are subject.

We may be unable to adequately protect our intellectual property rights, and disputes relating to intellectual property rights could harm our business.
Our intellectual property rights are valuable assets, and their protection is important to our business. If the steps we take to protect our intellectual property rights globally, including through a combination of trademark, design, patent, trade secrets and other intellectual property rights, are inadequate, or if others infringe or misappropriate our intellectual property rights, notwithstanding legal protection, our business could be adversely impacted. Moreover, failing to manage our existing and/or future intellectual property may place us at a competitive disadvantage. Intellectual property rights of third parties may limit our ability to commercialize our products or improve product quality in one or more markets. Competitors or other third parties may claim that we infringe their intellectual property rights. Any such claims, regardless of merit, could divert management’s attention, be costly, disruptive, time-consuming and unpredictable and expose us to significant litigation costs and damages, and impede our ability to manufacture, commercialize and improve our products, and thus have a material adverse effect on our revenue and our profitability. In addition, if, as a result, we are unable to manufacture or sell our RRPs or improve their quality in one or more markets, our ability to convert adult smokers to our RRPs in such markets would be adversely affected. See Item 8, Note 17. Contingencies—Other Litigation to our condensed consolidated financial statements for a description of certain intellectual property proceedings.

Risks Related to our Competitive Environment

We face intense competition, and our failure to compete effectively could have a material adverse effect on our profitability and results of operations.
We are subject to highly competitive conditions in all aspects of our business. We compete primarily on the basis of product quality, brand recognition, brand loyalty, taste, R&D, innovation, packaging, customer service, marketing, advertising and retail price and, increasingly, adult smoker willingness to convert to our RRPs. The competitive environment and our competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors' introduction of lower-price products or innovative products, higher tobacco product taxes, higher absolute prices and larger gaps between retail price categories, and product regulation that diminishes the ability to differentiate tobacco products and restricts adult consumer access to truthful and non-misleading information about our RRPs. Competitors in our industry include three large international tobacco companies, new market entrants, particularly with respect to innovative products, several regional and local tobacco companies and, in some instances, state-owned tobacco enterprises, principally in Algeria, Egypt, the PRC, Taiwan, Thailand and Vietnam. Some competitors have different profit, volume and regulatory objectives, and some international competitors are susceptible to changes in different currency exchange rates. Certain new market entrants in the non-combustible product category may alienate consumers from innovative products through inappropriate marketing campaigns, messaging and inferior product satisfaction, while not relying on scientific substantiation based on appropriate R&D protocols and standards. The growing use of digital media could increase the speed and extent of the dissemination of inaccurate and misleading information about our RRPs, all of which could have a mutual adverse effect on our profitability and results of operations.

We may be unable to anticipate changes in adult consumer preferences.
Our business is subject to changes in adult consumer preferences, which may be influenced by local economic conditions, accessibility to our products and availability of accurate information related to our products.

To be successful, we must:

•	promote brand equity successfully;
•	anticipate and respond to new adult consumer trends;
•	ensure that our products meet our quality standards;
•	develop new products and markets and broaden brand portfolios;
•	improve productivity;
•	educate and convince adult smokers to convert to our RRPs;
•	ensure effective adult consumer engagement, including communication about product characteristics and usage of RRPs;
•	provide excellent customer care;
•	ensure adequate production capacity to meet demand for our products; and
•	be able to protect or enhance margins through price increases.

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
Our profit growth may be materially adversely impacted if we are unable to introduce new products or enter new markets successfully, to raise prices or to improve the proportion of our sales of higher margin products and in higher margin geographies.

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
To be successful, we must continue transforming our culture and ways of working, align our talent and organizational design with our increasingly complex business needs, and innovate and transform to a consumer-centric business. We compete for talent, including in areas that are new to us, such as digital, information technology, life sciences, with companies in the consumer products, technology, pharmaceutical and other sectors that enjoy greater societal acceptance. As a result, we may be unable to attract, motivate and retain the best global talent with the right degree of diversity, experience and skills to achieve our strategic goals.

Risks Related to the Impact of COVID-19 on our Business

Our business, results of operations, cash flows and financial position may be adversely impacted during the continuation of the COVID-19 pandemic.
The ongoing COVID-19 pandemic has created significant societal and economic disruption, and resulted in closures of stores, factories and offices, and restrictions on manufacturing, distribution and travel, all of which have and will continue to adversely impact our business, results of operations, cash flows and financial position. Our business continuity plans and other safeguards may not be effective to mitigate the impact of the pandemic.

An adequate supply chain for our RRP portfolio, including the supply of electronic devices, is important to our business. We work with four electronics manufacturing service providers for the supply of our Platform 1 and Platform 4 devices, and a small number of other providers for other products in our RRP portfolio and related accessories. Due to the COVID-19 pandemic, the operations of our two main electronic manufacturing service providers were temporarily suspended at different times. Even though these suspensions did not materially affect our operations, if one or more of these service providers were significantly constrained at the same time, the supply of the devices could be disrupted. Although we work closely with these service providers on monitoring their production capability and financial health, we cannot guarantee that they will remain capable of meeting their commitments, particularly during the COVID-19 pandemic; if they will not, the commercialization of our RRPs could be adversely affected. The production of our RRP portfolio requires various metals, and we believe that there is an adequate supply of such metals in the world markets to satisfy our current and anticipated production requirements. However, some components and materials necessary for the production of our RRPs, including those for the electronic devices, are obtained from single or limited sources, and can be subject to industry-wide shortages and price fluctuations. While we were successful in maintaining adequate supply of such components and materials so far, we may not be able to secure such supply going forward, particularly during the COVID-19 pandemic; this could negatively impact the commercialization of our RRPs.

Significant risks to our business during the ongoing COVID-19 pandemic also include our diminished ability to convert adult smokers to our RRPs, significant volume declines in our duty-free business and certain other key markets, disruptions or delays in our manufacturing and supply chain, including delays and increased costs in the shipment of parts to manufacture our products or for the products themselves, increased currency volatility, and delays in certain cost saving, transformation and restructuring initiatives. Our business could also be adversely impacted if key personnel or a significant number of employees or business partners become unavailable due to the COVID-19 outbreak. The significant adverse impact of COVID-19 on the economic or political conditions in markets in which we operate could result in changes to the preferences of our adult consumers and lower demand for our products, particularly for our mid-price or premium-price brands.

Continuation of the pandemic could disrupt our access to the credit markets or increase our borrowing costs. Governments may temporarily be unable to focus on the development of science-based regulatory frameworks for the development and commercialization of RRPs or on the enforcement or implementation of regulations that are significant to our business. In addition, messaging about the potential negative impacts of the use of our products on COVID-19 risks may lead to increasingly restrictive regulatory measures on the sale and use of our products, negatively impact demand for our products and the willingness of adult consumers to switch to our RRPs, and adversely impact our efforts to advocate for the development of science-based regulatory frameworks for the development and commercialization of RRPs. All of the aforementioned impacts of the ongoing COVID-19 pandemic could have a material adverse effect on our business, operations, results of operations, revenues, cash flow and profitability.

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

Risks Related to Cybersecurity and Data Governance

The failure of our information systems and systems owned and operated by our business partners to function as intended, or their penetration with the intent to corrupt them, or our and our business partners failure to adhere to strict data governance and cybersecurity protocols, and to comply with privacy laws and regulations, could result in business disruption, loss of reputation, litigation and regulatory action, and loss of revenue, assets or personal or other confidential data.
We as well as our business partners use information systems to help manage business processes, collect and interpret data and communicate internally and externally with employees, suppliers, consumers, customers and others. Some of these information systems are managed by third-party service providers. We are continuously evolving our approach to business continuity planning and backups to provide appropriate business resilience, particularly in light of the increasing cyber threat landscape. Nevertheless, failure of these systems to function as intended, or penetration of these systems and systems owned and operated by our business partners by parties intent on extracting or corrupting information or otherwise disrupting business processes, could place us at a competitive disadvantage, result in a loss of revenue, assets, including our intellectual property, personal or other sensitive data, result in litigation and regulatory action, cause damage to our reputation and that of our brands and result in significant remediation and other costs. Failure to protect personal data, respect the rights of data subjects, and adhere to strict data governance and cybersecurity protocols could subject us to substantial fines and other legal challenges under regulations such as the EU General Data Protection Regulation. As we are increasingly relying on digital platforms in our business, and as privacy laws in the jurisdictions in which we do business are introduced or become more stringent, the magnitude of these risks is likely to increase.

Risks Related to the Acquisitions of OtiTopic, Inc. ("OtiTopic"), Fertin Pharma and Vectura Group Plc (now known as Vectura Group Ltd.)

As previously disclosed in this Form 10-K, we have acquired Fertin Pharma A/G ("Fertin Pharma") and Vectura Group Ltd. ("Vectura") (with the Fertin Pharma acquisition and the Vectura acquisition being collectively referred to in these Risk Factors as the “Acquisitions”).

We may be unable to successfully integrate and realize the expected benefits from the Acquisitions.
The successful integration of the acquired businesses and their operations into those of our own and our ability to realize the benefits of the Acquisitions, are subject to a number of risks and uncertainties, many of which are not in our control. The risks and uncertainties relating to integrating the businesses acquired include, among other things: (i) the challenge of integrating complex organizations, systems, operating procedures, industry specific compliance programs, technology, networks and other assets of the businesses that we acquire, and the costs related to such integration efforts; (ii) the possibility that we are unable to gain access to differentiated proprietary technology and pharmaceutical development expertise as anticipated by these Acquisitions, and thus fail to realize our desired entry into additional smoke-free and wellness and healthcare platforms; (iii) the challenge of integrating the cultures and business practices of each of Fertin Pharma and Vectura to our culture and business practices, which if not managed correctly, could lead to difficulties in retaining key management and other key employees; and (iv) the challenge of achieving a successful integration as a result of our affiliation to our combustible product portfolio. In addition, even if we are able to successfully integrate, the anticipated benefits of the Acquisitions may not be realized fully, or at all, or may take longer to realize than expected. Furthermore, the success of the Acquisition also depends on the success of the research and development efforts of Fertin Pharma and Vectura, including the ability to obtain regulatory approval for new products, and the ability to commercialize or license these new products developed by them. Moreover, our affiliation to its combustible product portfolio may stand in the way of introducing and growing new product categories, and may prevent us in being successful in developing a long-term sustainable ecosystem of products in the wellness and healthcare categories.

The businesses that we acquire in the Acquisitions may have liabilities that are not known to us.
The businesses that we have acquired in the Acquisitions may have liabilities that we were unable to identify, or were unable to discover, in the course of performing our due diligence investigations during the Acquisitions thereof. We cannot assure you that the indemnification available to us under the respective acquisition agreements that we have negotiated, will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with the respective business or property that we will assume upon consummation of each acquisition. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

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

PMI, Fertin Pharma and Vectura may be subject to uncertainties that could adversely affect our respective businesses, and adversely affect the financial results of our combined businesses.
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

At December 31, 2021, we operated and owned a total of 39 manufacturing facilities across our six geographical segments and other category. Among them, 7 factories produced heated tobacco units.

In 2021, certain facilities each manufactured over 30 billion units (cigarettes and heated tobacco units combined). The largest manufacturing facilities, in terms of volume, are located in Russia (EE), Indonesia (S&SA), Turkey (ME&A), Poland (EU), the Philippines (S&SA), Italy (EU), Lithuania (EU) and Portugal (EU). As part of our global operating model, products manufactured in a particular manufacturing facility are not necessarily distributed in the operating segment where the facility is located.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The principal stock exchange on which our common stock (no par value) is listed is the New York Stock Exchange (ticker symbol "PM"). At January 31, 2022, there were approximately 45,700 holders of record of our common stock.

Performance Graph

The graph below compares the cumulative total shareholder return on PMI's common stock with the cumulative total return for the same period of PMI's Peer Group and the S&P 500 Index. The graph assumes the investment of $100 as of December 31, 2016, in PMI common stock (at prices quoted on the New York Stock Exchange), and each of the indices as of the market close and reinvestment of dividends on a quarterly basis.

Comparison of Five-Year Cumulative Total Shareholder Return
PMI
PMI Peer Group (1)
S&P 500 Index
$225
$200
$175
$150
$125
$100
$75
2016
2017
2018
2019
2020
2021

Date	PMI	PMI Peer Group (1)	S&P 500 Index
December 31, 2016	$100.00	$100.00	$100.00
December 31, 2017	$119.90	$117.40	$119.40
December 31, 2018	$80.00	$105.50	$112.00
December 31, 2019	$108.00	$130.70	$144.30
December 31, 2020	$112.20	$140.00	$167.80
December 31, 2021	$135.50	$162.00	$212.90

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
Note: Figures are rounded to the nearest $0.10.

Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2021

Our share repurchase activity for each of the three months in the quarter ended December 31, 2021, was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2021 – October 31, 2021 (1)	892,728	$96.13	1,842,587	$6,820,151,548
November 1, 2021 – November 30, 2021 (1)	—	$—	1,842,587	$6,820,151,548
December 1, 2021 – December 31, 2021 (1)	6,672,042	$90.64	8,514,629	$6,215,395,934
Pursuant to Publicly Announced Plans or Programs	7,564,770	$91.29
October 1, 2021 – October 31, 2021 (2)	5,368	$96.66
November 1, 2021 – November 30, 2021 (2)	4,521	$95.19
December 1, 2021 – December 31, 2021 (2)	1,497	$86.98
For the Quarter Ended December 31, 2021	7,576,156	$91.29

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

Item 6.     [Reserved].

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

Description of Our Company

We are a leading international tobacco company working to deliver a smoke-free future and evolving our portfolio for the long-term to include products outside of the tobacco and nicotine sector. Our current product portfolio primarily consists of cigarettes and reduced-risk products, including heat-not-burn, vapor and oral nicotine products, which are sold in markets outside the United States. Since 2008, we have invested more than $9 billion to develop, scientifically substantiate and commercialize innovative smoke-free products for adults who would otherwise continue to smoke, with the goal of completely ending the sale of cigarettes. This includes the building of world-class scientific assessment capabilities, notably in the areas of pre-clinical systems toxicology, clinical and behavioral research, as well as post-market studies. The U.S. Food and Drug Administration ("FDA") has authorized the marketing of a version of PMI’s IQOS Platform 1 device and consumables as a Modified Risk Tobacco Product (MRTP), finding that an exposure modification order for these products is appropriate to promote the public health. We describe the MRTP order in more detail in the "Business Environment" section of this Item 7. With a strong foundation and significant expertise in life sciences, in February 2021, we announced our ambition to expand into wellness and healthcare areas and deliver innovative products and solutions that aim to address unmet patient and consumer needs.

In the third quarter of 2021, our former Latin America & Canada segment was renamed as the Americas segment.

We currently manage our business in six geographical segments and an Other category:

•European Union ("EU");
•Eastern Europe ("EE");
•Middle East & Africa ("ME&A"), which includes our international duty free business;
•South & Southeast Asia ("S&SA");
•East Asia & Australia ("EA&A");
•Americas ("AMCS"); and
•Other, which includes our third quarter 2021 acquisitions of Fertin Pharma A/S, Vectura Group plc. (also known as Vectura Group Ltd.) and OtiTopic, Inc. For further details, see Item 8, Note 6. Acquisitions, and Item 8, Note 12. Segment Reporting.

Our cigarettes are sold in approximately 180 markets, and in many of these markets they hold the number one or number two market share position. We have a wide range of premium, mid-price and low-price brands. Our portfolio comprises both international and local brands.

In addition to the manufacture and sale of cigarettes, we are engaged in the development and commercialization of reduced-risk products ("RRPs"). RRPs is the term we use to refer to products that present, are likely to present, or have the potential to present less risk of harm to smokers who switch to these products versus continuing smoking.  IQOS is the leading brand in our smoke-free product portfolio. As of December 31, 2021, our smoke-free products are available for sale in 71 markets in key cities or nationwide.

During 2021, we laid the foundation for our long-term growth ambitions beyond nicotine in wellness and healthcare, including the milestone acquisitions of Vectura Group plc and Fertin Pharma A/S which provide essential capabilities for future product development.

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

Consolidated Operating Results

•Net Revenues – Net revenues of $31.4 billion for the year ended December 31, 2021, increased by $2.7 billion, or 9.4%, from the comparable 2020 amount, and were impacted by the effects of the COVID-19 pandemic, particular in 2020. The change in our net revenues from the comparable 2020 amount was driven by the following (variances not to scale):

Net revenues, excluding currency and acquisitions, increased by 6.7%, mainly reflecting: favorable volume/mix, primarily driven by higher heated tobacco unit volume (notably in the EU, particularly Germany, Hungary, Italy and Poland, as well as Japan, Russia and Ukraine), and higher device volume (notably in the EU, primarily Italy, and Japan, partly offset by South Korea), partially offset by lower cigarette volume (mainly in the EU Region, notably the Czech Republic, France and Germany, as well as the GCC, North Africa, the Philippines, Russia and Ukraine, partly offset by India, Indonesia, PMI Duty Free and Turkey) and unfavorable cigarette mix (primarily in Germany, Japan and Russia, partially offset by Indonesia and PMI Duty Free); and a favorable pricing variance (notably driven by the Czech Republic, Germany, Japan, Kazakhstan, the Philippines, Russia and Turkey, partly offset by Australia, Indonesia, Poland and Ukraine); partially offset by the unfavorable impact of the Saudi Arabia customs assessments of $246 million, included in "Other" and further described in the following "Diluted Earnings Per Share" discussion.

This net revenue growth reflects the continued strength of IQOS, and the recovery of the combustible business in many markets from the low base in 2020 due to the impact of COVID-19.

Net revenues by product category for the years ended December 31, 2021 and 2020, are shown below:

Net revenues in the Other category primarily consist of operating revenues generated from the sale of inhaled therapeutics, and oral and intra-oral delivery systems resulting from the third quarter 2021 acquisitions of Fertin Pharma A/S, Vectura Group plc. and OtiTopic, Inc.

•Diluted Earnings Per Share – The changes in our reported diluted earnings per share (“diluted EPS”) for the year ended December 31, 2021, from the comparable 2020 amounts, were as follows:

	Diluted EPS	% Growth
For the year ended December 31, 2020	$5.16

2020 Asset impairment and exit costs	0.08
2020 Brazil indirect tax credit	(0.05)
2020 Fair value adjustment for equity security investments	0.04
2020 Tax items	(0.06)
Subtotal of 2020 items	0.01

2021 Asset impairment and exit costs	(0.12)
2021 Saudi Arabia customs assessments	(0.14)
2021 Asset acquisition cost	(0.03)
2021 Equity investee ownership dilution	0.04
2021 Tax items	—
Subtotal of 2021 items	(0.25)

Currency	0.12
Interest	—
Change in tax rate	0.08
Operations	0.71
For the year ended December 31, 2021	$5.83	13.0%

Asset impairment and exit costs – During 2020, we recorded pre-tax asset impairment and exit costs of $149 million, representing $124 million net of income tax and a diluted EPS charge of $0.08 per share, related to the organizational design optimization plan, primarily in Switzerland. During 2021, we recorded pre-tax asset impairment and exit costs of $216 million, representing $181 million net of income tax and a diluted EPS charge of $0.12 per share, related to the organizational design optimization plan, primarily in Switzerland, and the product distribution restructuring in South Korea. The total pre-tax charges in 2020 and 2021 were included in marketing, administration and research costs on the consolidated statements of earnings. For further details, see Item 8, Note 19. Asset Impairment and Exit Costs.

Brazil indirect tax credit - Following a final and enforceable decision by the highest court in Brazil in October 2020, we recorded a gain of $119 million for tax credits in 2020 ($79 million net of income tax and $0.05 per share increase in diluted EPS) representing overpayments of indirect taxes for the period from March 2012 through December 2019; these tax credits were applied to tax liabilities in Brazil during 2021. This amount was included as a reduction in marketing, administration and research costs in the consolidated statements of earnings for the year ended December 31, 2020, and was included in the operating income of the Americas segment. An additional amount of overpaid indirect taxes of approximately $90 million is dependent on a potential tax authority challenge.

Fair Value adjustment for equity security investments – During 2020, we recorded an unfavorable fair value adjustment for our equity security investments of $60 million after tax (or $0.04 per share decrease in diluted EPS).  The fair value adjustment for our equity security investments was included in equity investments and securities (income)/loss, net ($76 million loss) and provision for income taxes ($16 million benefit) on the consolidated statements of earnings in 2020. For further details, see Item 8, Note 4. Related Parties - Equity Investments and Other.

Income taxes – The 2020 Tax items that increased our 2020 diluted EPS by $0.06 per share in the table above were due to final U.S. tax regulations under the Global Intangible Low-Taxed Income ("GILTI") provisions of the Internal Revenue Code for years 2018 and 2019 ($93 million).

The change in the tax rate that increased our diluted EPS by $0.08 per share in the table above was primarily due to the corporate income tax rate reduction in the Philippines (enacted in the first quarter of 2021), as well as changes in earnings mix by taxing jurisdiction. For further details, see Item 8, Note 11. Income Taxes.

Saudi Arabia customs assessments – In June 2021, the Customs Appeal Committee in Riyadh notified our distributors in Saudi Arabia of its decisions to largely reject their challenges of the Saudi Arabia Customs General Authority assessments as described in Item 8, Note 17. Contingencies. On the basis of these decisions and in line with arrangements with the distributors, we recorded a pre-tax charge of $246 million in the second quarter of 2021 (representing $215 million net of income tax and a diluted EPS charge of $0.14 per share). The pre-tax charge was recorded as a reduction of net revenues on the consolidated statement of earnings for the year ended December 31, 2021, and was included in the Middle East & Africa segment results.

Asset acquisition cost – In August 2021, we acquired 100% of OtiTopic, Inc., a U.S. respiratory drug development company with a late-stage dry powder inhalation aspirin treatment for acute myocardial infarction. We accounted for this transaction as an asset acquisition since the acquired in-process research and development ("IPR&D") of the dry powder inhalation aspirin treatment represented substantially all of the fair value of the gross assets acquired. At the date of acquisition, we determined that the acquired IPR&D had no alternative future use. As a result, we recorded a pre-tax charge of $51 million (representing a $0.03 per share charge to diluted EPS) to research and development costs within marketing, administration and research costs in the consolidated statements of earnings for the year ended December 31, 2021. For further details, see Item 8, Note 6. Acquisitions.

Equity investee ownership dilution – In 2021, our equity method investee, Medicago Inc, initiated additional rounds of equity funding in which we did not participate. As a result, our share of holdings in Medicago Inc. was reduced from approximately 32% to approximately 23% as of December 31, 2021. The ownership dilution resulted in a $0.04 per share favorable impact to diluted EPS and income of $55 million to Equity investments and securities (income)/loss, net in the consolidated statements of earnings for the year ended December 31, 2021. For further details, see Item 8, Note 17. Contingencies - Third Party Guarantees.

Currency – The favorable impact of $0.12 per share during the reporting period primarily results from the fluctuations of the U.S. dollar, especially against the Euro. This favorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Operations – The increase in diluted EPS of $0.71 per share from our operations in the table above was due primarily to the following segments:

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
partially offset by
•South & Southeast Asia: Unfavorable pricing, unfavorable volume/mix and higher marketing, administration and research costs.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

IQOS Device Supply
The current global semiconductor shortage has resulted in a tightness in IQOS device supply in the second half of 2021. In the fourth quarter of 2021, the IQOS device supply situation eased, resulting in an improved IQOS user growth versus the third quarter. We expect an improving IQOS device supply situation, with a gradual return to an unconstrained IQOS user quarterly growth progression. However, we still do not have full visibility over the full year 2022.

IQOS in the United States
On November 29, 2021, an importation ban and cease-and-desist orders imposed by the U.S. International Trade Commission ("ITC") relating to IQOS Platform 1 products (including consumables and infringing components) went into effect. As a result, IQOS is not currently available for sale in the U.S. We have appealed the patent and statutory issues related to the ITC's Final Determination, and also have contingency plans underway, including domestic production. We hope to be able to resume U.S. supply in the first half of 2023. For more details on the ITC case and related legal matters, please refer to Item 8, Note 17. Contingencies.

The ITC decision has no bearing outside the U.S.; competitor lawsuits based on the same patent families have repeatedly and universally failed in European courts and the European Patent Office.

Acquisitions

During 2021, PMI acquired the following companies:

•Vectura Group plc, an inhaled therapeutics company based in the United Kingdom;
•Fertin Pharma A/S, a Danish company that is a leading developer and manufacturer of innovative pharmaceutical and well-being products based on oral and intra-oral delivery systems;
•OtiTopic, Inc., a U.S. respiratory drug development company with a late-stage dry powder inhalation aspirin treatment for acute myocardial infarction; and
•AG Snus Aktieselskab, a Danish company, and its Swedish subsidiary, Tobacco House of Sweden AB, fully owned by AG Snus, which operates in the oral tobacco and modern oral product categories.

For further details on these acquisitions, see Item 8, Note 6. Acquisitions.

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

Revenue Recognition - We recognize revenue as performance obligations are satisfied. Our primary performance obligation is the distribution and sales of cigarettes and reduced-risk products, including heat-not-burn, vapor and oral nicotine products. Our performance obligations are typically satisfied upon shipment or delivery to our customers. The company estimates the cost of sales returns based on historical experience, and these estimates are immaterial. Estimated costs associated with warranty programs for IQOS devices are generally provided for in cost of sales in the period the related revenues are recognized, based on a number of factors, including historical experience, product failure rates and warranty policies. The transaction price is typically based on the amount billed to the customer and includes estimated variable consideration where applicable. Such variable consideration is typically not constrained and is estimated based on the most likely amount that PMI expects to be entitled to under the terms of the contracts with customers, historical experience of discount or rebate redemption, where relevant, and the terms of any underlying discount or rebate programs, which may change from time to time as the business and product categories evolve.

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

Goodwill and Non-Amortizable Intangible Assets Valuation - We test goodwill and non-amortizable intangible assets for impairment annually or more frequently if events occur that would warrant such review. While the company has the option to perform a qualitative assessment for both goodwill and non-amortizable intangible assets to determine if it is more likely than not that an impairment exists, the company elects to perform the quantitative assessment for our annual impairment analysis. The impairment analysis involves comparing the fair value of each reporting unit or non-amortizable intangible asset to the carrying value. If the carrying value exceeds the fair value, goodwill or a non-amortizable intangible asset is considered impaired. To determine the fair value of goodwill, we primarily use the market approach using earnings multiples of comparable global companies within the tobacco industry, supported by a discounted cash flow model. At December 31, 2021, the carrying value of our goodwill was $6.7 billion, which is related to ten geographical reporting units, each of which consists of a group of markets with similar operating and economic characteristics and our 2021 acquisitions. The Fertin Pharma A/S, Vectura Group plc. and OtiTopic, Inc. acquisitions in 2021 are considered separate operating segments and are accounted for within the Other category. For additional information see Item 8, Note 6. Acquisitions. The estimated fair value of each of our ten reporting units and additional businesses acquired in 2021 exceeded the carrying value as of December 31, 2021. To determine the fair value of non-amortizable intangible assets, we primarily use a discounted cash flow model applying the relief-from-royalty method. We concluded that the fair value of our non-amortizable intangible assets exceeded the carrying value. These discounted cash flow models include management assumptions relevant for forecasting operating cash flows, which are subject to changes in business conditions, such as volumes and prices, costs to produce, discount rates and estimated capital needs. Management considers historical experience and all available information at the time the fair values are estimated, and we believe these assumptions are consistent with the assumptions a hypothetical marketplace participant would use. Since the March 28, 2008, spin-off from Altria Group, Inc., we have not recorded a charge to earnings for an impairment of goodwill or non-amortizable intangible assets.

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

Weighted-average discount rate assumptions for pension and postretirement plan obligations at December 31, 2021 and 2020 are as follows:

	2021	2020
Pension plans	0.86%	0.56%
Postretirement plans	3.08%	2.84%

We anticipate that assumption changes will decrease 2022 pre-tax pension and postretirement expense to approximately $152 million as compared with approximately $300 million in 2021, excluding amounts related to employee severance and early retirement programs. The anticipated decrease is primarily due to lower amortization of unrecognized actuarial gains/losses of $123 million, coupled with lower service cost of $45 million and other movements of $9 million, partially offset by higher interest cost of $29 million.

Weighted-average expected rate of return and discount rate assumptions have a significant effect on the amount of expense reported for the employee benefit plans.  A fifty-basis-point decrease in our discount rate would increase our 2022 pension and postretirement expense by approximately $70 million, and a fifty-basis-point increase in our discount rate would decrease our 2022 pension and postretirement expense by approximately $58 million. Similarly, a fifty-basis-point decrease (increase) in the expected return on plan assets would increase (decrease) our 2022 pension expense by approximately $43 million.

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

Hedging - As discussed below in “Market Risk,” we use derivative financial instruments principally to reduce exposures to market risks resulting from fluctuations in foreign currency exchange and interest rates by creating offsetting exposures. For derivative contracts that are designated and qualify as fair value hedges the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged items attributable to the hedged risk, is recognized in the consolidated statement of earnings. For our other derivatives to which we have elected to apply hedge accounting, gains and losses on these derivatives are initially deferred in accumulated other comprehensive losses on the consolidated balance sheet and recognized in the consolidated statement of earnings into the same line item as the impact of the underlying transaction and in the periods when the related hedged transactions are also recognized in operating results. If we had elected not to use the hedge accounting provisions, gains (losses) deferred in stockholders’ (deficit) equity would have been recorded in our net earnings for these derivatives.

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

Consolidated Operating Results
Our net revenues and operating income by segment were as follows:

(in millions)	2021	2020	2019
Net Revenues
European Union	$12,275	$10,702	$9,817
Eastern Europe	3,544	3,378	3,282
Middle East & Africa	3,293	3,088	4,042
South & Southeast Asia	4,396	4,396	5,094
East Asia & Australia	5,953	5,429	5,364
Americas (1)	1,843	1,701	2,206
Other	101	—	—
Net revenues	$31,405	$28,694	$29,805
Operating Income (Loss)
European Union	$6,119	$5,098	$3,970
Eastern Europe	1,213	871	547
Middle East & Africa	1,146	1,026	1,684
South & Southeast Asia	1,506	1,709	2,163
East Asia & Australia	2,556	2,400	1,932
Americas (1)	487	564	235
Other	(52)	—	—
Operating income	$12,975	$11,668	$10,531
(1) As of March 22, 2019, PMI deconsolidated the financial results of its Canadian subsidiary, Rothmans, Benson & Hedges Inc. ("RBH"), from PMI's financial statements. For further details, see Item 8, Note 20. Deconsolidation of RBH.

Items affecting the comparability of results from operations were as follows:

•Asset impairment and exit costs - See Item 8, Note 19. Asset Impairment and Exit Costs for details of the $216 million, $149 million and $422 million pre-tax charges for the years ended December 31, 2021, 2020 and 2019, respectively, as well as a breakdown of these costs by segment.
•Saudi Arabia customs assessments – See Item 8, Note 17. Contingencies for the details of the $246 million reduction in net revenues of combustible products included in the Middle East & Africa segment for the year ended December 31, 2021.
•Asset acquisition cost - See Item 8, Note 6. Acquisitions for the details of the $51 million pre-tax charge associated with the asset acquisition of OtiTopic, Inc. included in Other within the operating income table above for the year ended December 31, 2021.
•Russia excise and VAT audit charge - See Item 8, Note 17. Contingencies for details of the $374 million pre-tax charge included in the Eastern Europe segment for the year ended December 31, 2019.
•Canadian tobacco litigation-related expense - See Item 8, Note 17. Contingencies and Note 20. Deconsolidation of RBH for details of the $194 million pre-tax charge included in the Americas segment for the year ended December 31, 2019.
•Loss on deconsolidation of RBH - See Item 8, Note 20. Deconsolidation of RBH for details of the $239 million loss included in the Americas segment for the year ended December 31, 2019.

•Brazil indirect tax credit - Following a final and enforceable decision by the highest court in Brazil in October 2020, PMI recorded a gain of $119 million for tax credits representing overpayments of indirect taxes for the period from March 2012 through December 2019; these tax credits were applied to tax liabilities in Brazil during 2021. This amount was included as a reduction in marketing, administration and research costs in the consolidated statements of earnings for the year ended December 31, 2020, and was included in the operating income of the Americas segment. An additional amount of overpaid indirect taxes of approximately $90 million is dependent on a potential tax authority challenge.

Our net revenues by product category were as follows:

PMI Net Revenues by Product Category
(in millions)	2021	2020	2019
Combustible Products
European Union	$8,211	$8,053	$8,093
Eastern Europe	2,240	2,250	2,438
Middle East & Africa	3,148	3,031	3,721
South & Southeast Asia	4,385	4,395	5,094
East Asia & Australia	2,414	2,468	2,693
Americas	1,790	1,670	2,179
Total Combustible Products	$22,190	$21,867	$24,218
Reduced-Risk Products
European Union	$4,064	$2,649	$1,724
Eastern Europe	1,304	1,128	844
Middle East & Africa	145	57	321
South & Southeast Asia	11	1	—
East Asia & Australia	3,539	2,961	2,671
Americas	53	31	27
Total Reduced-Risk Products	$9,115	$6,827	$5,587
Other
Other	$101	$—	$—
Total PMI Net Revenues	$31,405	$28,694	$29,805
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

Net revenues in the Other category primarily consist of operating revenues generated from the sale of inhaled therapeutics, and oral and intra-oral delivery systems resulting from the third quarter 2021 acquisitions of Fertin Pharma A/S, Vectura Group plc. and OtiTopic, Inc.

PMI's heat-not-burn products include licensed KT&G heat-not-burn products.

Revenues from shipments of Platform 1 devices, heated tobacco units and accessories to Altria Group, Inc., commencing in the third quarter of 2019, for sale under license in the United States, are included in Net Revenues of the Americas segment.

References to "Cost/Other" in the Consolidated Financial Summary table of total PMI and the six geographical segments throughout this "Discussion and Analysis" reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs (including asset impairment and exit costs); and amortization of intangibles. “Cost/Other” also includes the currency-neutral net revenue variance, unrelated to volume/mix and price components, attributable to: fees for certain distribution rights billed to customers in certain markets in the ME&A Region, and the Saudi Arabia customs assessment net revenue adjustment.

Our shipment volume by segment for cigarettes and heated tobacco units was as follows:

PMI Shipment Volume (Million Units)
	2021	2020	2019
Cigarettes
European Union	157,843	163,420	174,319
Eastern Europe	88,698	93,462	100,644
Middle East & Africa	127,911	117,999	134,568
South & Southeast Asia	141,923	144,788	174,934
East Asia & Australia	43,913	45,100	49,951
Americas	64,587	63,749	72,293
Total Cigarettes	624,875	628,518	706,709
Heated Tobacco Units
European Union	28,208	19,842	12,569
Eastern Europe	25,650	20,898	13,453
Middle East & Africa	2,140	1,022	2,654
South & Southeast Asia	240	36	—
East Asia & Australia	38,162	33,862	30,677
Americas	576	451	299
Total Heated Tobacco Units	94,976	76,111	59,652
Cigarettes and Heated Tobacco Units
European Union	186,051	183,262	186,888
Eastern Europe	114,348	114,360	114,097
Middle East & Africa	130,051	119,021	137,222
South & Southeast Asia	142,163	144,824	174,934
East Asia & Australia	82,075	78,962	80,628
Americas	65,163	64,200	72,592
Total Cigarettes and Heated Tobacco Units	719,851	704,629	766,361

Following the deconsolidation of our Canadian subsidiary, we continue to report the volume of brands sold by RBH for which other PMI subsidiaries are the trademark owners. These include HEETS, Next, Philip Morris and Rooftop.

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

2021 compared with 2020

The following discussion compares our consolidated operating results for the year ended December 31, 2021, with the year ended December 31, 2020.

Estimated international industry cigarette and heated tobacco unit volume, excluding China and the U.S., of 2.6 trillion, increased by 2.4%, driven by the EU, Middle East & Africa, South & Southeast Asia and Americas Regions, partly offset by the Eastern Europe and East Asia & Australia Regions, as described in the Regional sections.

Our total shipment volume increased by 2.2%, driven by:

•the EU, reflecting higher heated tobacco unit shipment volume across the Region, particularly in Germany, Hungary, Italy and Poland, partly offset by lower cigarette shipment volume, notably in the Czech Republic, France and Germany;
•Middle East & Africa, reflecting higher cigarette shipment volume (primarily in PMI Duty Free and Turkey, partly offset by the GCC and North Africa), as well as higher heated tobacco unit shipment volume across the Region;
•East Asia & Australia, reflecting higher heated tobacco unit shipment volume driven by Japan, partly offset by lower cigarette shipment volume, predominantly in South Korea; and
•Americas, mainly reflecting higher cigarette shipment volume, primarily in Brazil and Mexico, partially offset by Argentina;
partly offset by
•South & Southeast Asia, primarily reflecting lower cigarette shipment volume, mainly in the Philippines, partially offset by Indonesia and Pakistan.

Total shipment volume in Eastern Europe was essentially flat, reflecting lower cigarette shipment volume, mainly in Russia and Ukraine, almost fully offset by higher heated tobacco unit shipment volume, primarily in Russia and Ukraine.

Impact of Inventory Movements

Excluding the net favorable impact of estimated distributor inventory movements of approximately 8.4 billion units, our total in-market sales increased by 1.0%, driven by a 21.1% increase in heated tobacco units, partly offset by a 1.5% decrease in cigarettes.
The net favorable impact of approximately 8.4 billion units reflected:
•A net favorable impact of 5.6 billion cigarettes, mainly driven by 2020 movements in Japan, PMI Duty Free and Russia; and
•A net favorable impact of 2.7 billion heated tobacco units, primarily reflecting the growing category and driven by Japan, Italy, PMI Duty Free and Russia.

Our total heated tobacco unit in-market sales volume in the year was 92.5 billion units.

Our cigarette shipment volume by brand and heated tobacco unit shipment volume was as follows:

PMI Shipment Volume by Brand (Million Units)
	2021	2020	Change
Cigarettes
Marlboro	239,905	233,158	2.9%
L&M	84,342	91,098	(7.4)%
Chesterfield	58,800	52,139	12.8%
Philip Morris	42,395	45,645	(7.1)%
Parliament	41,621	34,737	19.8%
Sampoerna A	37,815	32,862	15.1%
Dji Sam Soe	22,627	24,754	(8.6)%
Lark	15,487	15,489	—%
Bond Street	14,175	24,113	(41.2)%
Next	8,849	8,980	(1.5)%
Others	58,859	65,543	(10.2)%
Total Cigarettes	624,875	628,518	(0.6)%
Heated Tobacco Units	94,976	76,111	24.8%
Total Cigarettes and Heated Tobacco Units	719,851	704,629	2.2%
Note: Lark includes Lark Harmony; Next includes Next Dubliss; Philip Morris includes Philip Morris/Dubliss; and Sampoerna A includes Sampoerna.

The increase in our heated tobacco unit shipment volume was mainly driven by the EU (notably Italy), Eastern Europe (notably Russia and Ukraine) and Japan.

Our cigarette shipment volume of the following brands increased:
•Marlboro, mainly driven by Mexico, PMI Duty Free, Russia and Turkey, partly offset by France, Japan and the Philippines;
•Chesterfield, primarily driven by Brazil, the Philippines and Russia, partly offset by Saudi Arabia;
•Parliament, mainly driven by Russia, Saudi Arabia and Turkey, partly offset by South Korea; and
•Sampoerna A in Indonesia, primarily driven by premium A Mild.

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

PMI's cigarette shipment volume for Lark was flat.

2021 International Share of Market (excluding China and the United States)

Our total international market share (excluding China and the United States), defined as our cigarette and heated tobacco unit sales volume as a percentage of total industry cigarette and heated tobacco unit sales volume, decreased by 0.4 points to 27.3%, reflecting:
•Total international market share for cigarettes of 23.8%, down by 0.9 points; and
•Total international market share for heated tobacco units of 3.5%, up by 0.5 points.
Our total international cigarette sales volume as a percentage of total industry cigarette sales volume was down by 0.8 points to 24.9%, mainly reflecting lower cigarette market share and/or an unfavorable geographic mix impact, notably in Japan, the Philippines and Russia, partly offset by Indonesia and Turkey.

In 2021, we owned five of the world's top 15 international cigarette brands, with international cigarette market shares as follows: Marlboro, 9.5%; L&M, 3.4%; Chesterfield, 2.3%; Philip Morris, 1.7%; and Parliament, 1.7%.

Key Market Data

Key market data regarding total market size, our shipments and market share were as follows:

			PMI Shipments (billion units)						PMI Market Share (%)(1)
Market	Total Market (billion units)		Total		Cigarette		Heated Tobacco Unit		Total		Heated Tobacco Unit
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Total	2,613.2	2,551.1	719.9	704.6	624.9	628.5	95.0	76.1	27.3	27.7	3.5	3.0

European Union
France	34.3	36.6	15.2	16.3	15.0	16.1	0.2	0.2	43.9	44.9	0.7	0.5
Germany	74.1	74.6	28.6	29.1	26.3	27.4	2.3	1.6	38.6	39.0	3.1	2.2
Italy	70.4	67.4	38.6	34.6	29.7	29.0	8.9	5.6	53.0	52.2	11.5	8.1
Poland	49.3	45.6	18.4	17.8	15.3	15.4	3.1	2.4	37.3	39.0	6.3	5.2
Spain	42.7	41.8	13.2	13.2	12.6	12.8	0.5	0.4	31.1	31.4	1.2	1.0

Eastern Europe
Russia	216.8	219.1	68.8	69.2	52.5	55.6	16.3	13.6	31.7	32.3	7.4	6.3

Middle East & Africa
Saudi Arabia	21.1	21.7	8.9	9.1	8.7	9.0	0.2	0.1	41.6	39.0	1.0	0.3
Turkey	124.2	114.8	55.7	47.5	55.7	47.5	—	—	44.8	41.3	—	—

South & Southeast Asia
Indonesia	296.2	276.2	82.8	79.5	82.8	79.5	—	—	28.0	28.8	—	—
Philippines	55.4	62.1	34.4	41.7	34.2	41.7	0.2	—	62.0	67.2	0.3	0.1

East Asia & Australia
Australia	9.7	11.0	3.1	3.3	3.1	3.3	—	—	32.3	29.9	—	—
Japan	139.5	142.9	55.2	51.1	22.1	22.2	33.1	28.9	38.5	37.1	22.9	20.4
South Korea	71.7	71.6	14.1	14.8	9.4	10.2	4.7	4.6	19.7	20.7	6.5	6.5

Americas
Argentina	36.1	33.6	19.9	20.5	19.9	20.5	—	—	55.1	61.0	—	—
Mexico	32.0	30.7	20.5	19.5	20.4	19.5	0.1	0.1	64.0	63.7	0.3	0.2

(1) Market share estimates are calculated using IMS data
Note: % change for Total Market and PMI shipments is computed based on millions of units. "-" indicates volume below 50 million units and market share below 0.1%

Financial Summary
Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2021	2020	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/Other
(in millions)
Net Revenues (1)	$31,405	$28,694	9.4%	6.7%	$2,711	$678	$109	$667	$1,538	$(281)
Cost of Sales	(10,030)	(9,569)	(4.8)%	(1.2)%	(461)	(266)	(82)	—	(530)	417
Marketing, Administration and Research Costs (2)	(8,304)	(7,384)	(12.5)%	(10.4)%	(920)	(143)	(8)	—	—	(769)
Amortization of Intangibles	(96)	(73)	(31.5)%	(5.5)%	(23)	(1)	(18)	—	—	(4)
Operating Income	$12,975	$11,668	11.2%	8.9%	$1,307	$268	$1	$667	$1,008	$(637)
(1) Cost/Other variance includes a $246 million reduction in net revenues in 2021 related to the Saudi Arabia customs assessments. For more details, see Item 8, Note 17. Contingencies.
(2) Cost/Other variance includes charges in 2021 and 2020 of $216 million and $149 million, respectively, for asset impairment and exit costs. Cost/Other variance also includes in 2021 the pre-tax charge of $51 million associated with the asset acquisition cost of OtiTopic, Inc., and in 2020 the Brazil indirect tax credit of $119 million. For more details, see Item 8, Note 6. Acquisitions, Item 8, Note 12. Segment Reporting and Item 8, Note 19. Asset Impairment and Exit Costs.

Net revenues, excluding currency and acquisitions, increased by 6.7%, mainly reflecting: favorable volume/mix, primarily driven by higher heated tobacco unit volume (notably in the EU, particularly Germany, Hungary, Italy and Poland, as well as Japan, Russia and Ukraine) and higher device volume (notably in the EU, primarily Italy, and Japan, partly offset by South Korea), partially offset by lower cigarette volume (mainly in the EU Region, notably the Czech Republic, France and Germany, as well as the GCC, North Africa, the Philippines, Russia and Ukraine, partly offset by India, Indonesia, PMI Duty Free and Turkey) and unfavorable cigarette mix (primarily in Germany, Japan and Russia, partially offset by Indonesia and PMI Duty Free); and a favorable pricing variance (notably driven by the Czech Republic, Germany, Japan, Kazakhstan, the Philippines, Russia and Turkey, partly offset by Australia, Indonesia, Poland and Ukraine); partially offset by the unfavorable impact of the Saudi Arabia customs assessments of $246 million, shown in "Cost/Other". Excluding the unfavorable impact of the Saudi Arabia customs assessments of $246 million, net revenues increased by 10.3%, or 7.6% excluding favorable currency of $678 million and acquisitions of $109 million.

The favorable currency in net revenues was due primarily to the Australian dollar, Czech krona, Euro, Indonesian rupiah, Mexican peso and Philippine peso, partially offset by the Russian ruble and Turkish lira.

Net revenues include $9.1 billion in 2021 and $6.8 billion in 2020 related to the sale of RRPs. For the year ended December 31, 2021, IQOS devices accounted for over 6% of RRP net revenues, with a step-up in the second half of 2021 reflecting the IQOS ILUMA launch; outweighing the effect of supply constraints on other IQOS versions.

Operating income, excluding currency and acquisitions, increased by 8.9%, primarily reflecting: favorable volume/mix, mainly driven by higher heated tobacco unit volume, partly offset by lower cigarette volume and unfavorable cigarette mix (each mainly reflecting the same geographies as for net revenues noted above); a favorable pricing variance; and lower manufacturing costs (driven by significant productivity gains related to reduced-risk and combustible products); partly offset by higher marketing, administration and research costs, including an unfavorable comparison related to the Brazil indirect tax credit in 2020, higher asset impairment and exit costs (mainly related to organizational design optimization, as well as product distribution restructuring in South Korea) and asset acquisition costs related to OtiTopic; and the unfavorable impact of the Saudi Arabia customs assessments (as noted above for net revenues).

Interest expense, net, of $628 million increased by $10 million (1.6%).

Our effective tax rate increased by 0.1 percentage point to 21.8%. We estimate that our 2022 effective tax rate will be around 22%, excluding discrete tax events. For further details, see Item 8, Note 11. Income Taxes.

Net earnings attributable to PMI of $9.1 billion increased by $1.1 billion or 13.1%. This increase was due primarily to higher operating income as discussed above, partially offset by a higher effective tax rate. Basic and diluted EPS of $5.83 increased by 13.0%. Excluding a favorable currency impact of $0.12, diluted EPS increased by 10.7%.

2020 compared with 2019

For a discussion comparing our consolidated operating results for the year ended December 31, 2020, with the year ended December 31, 2019, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Discussion and Analysis - Consolidated Operating Results in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the U.S. Securities and Exchange Commission on February 9, 2021.

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

Much of the regulation that shapes the business environment in which we operate is driven by the Framework Convention on Tobacco Control (the “FCTC”) of the World Health Organization (the "WHO"), which entered into force in 2005. The FCTC has as its main objective to establish a global agenda for tobacco regulation, with the purpose of reducing tobacco use. To date, 182 countries and the European Union are Parties to the FCTC. The treaty requires Parties to have in place various tobacco control measures and recommends others. The FCTC governing body, the Conference of the Parties (“CoP”), has also adopted non-binding guidelines and policy recommendations related to certain articles of the FCTC that go beyond the text of the treaty. In October 2018, the CoP recognized the need for more scientific assessment and improved reporting to define policy on heated tobacco products. Similar to its previous policy recommendations on e-cigarettes, the CoP invited countries to regulate, restrict or prohibit heated tobacco products, as appropriate under their national laws.

Prior to CoP 9 that took place in November 2021, the WHO and the WHO FCTC Secretariat published two reports on novel and emerging tobacco products. The reports were noted by CoP 9 and related substantive discussions and decisions were deferred to CoP 10, currently scheduled for 2023. It is not possible to predict whether or to what extent measures recommended by the WHO's reports will be implemented as the reports are not binding to the WHO Member States.

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

World Customs Organization Developments: In 2020, the World Customs Organization (the “WCO”) amended the harmonized system nomenclature to introduce dedicated custom codes for novel tobacco and nicotine products, including heated tobacco products, e-cigarettes and other nicotine-containing products. The amendments became effective as of January 1, 2022. These amendments require WCO member states to transfer products from customs codes in the current nomenclature to the new one. These amendments are not expected to significantly impact current customs duty rates.

EU Tobacco Products Directive: In April 2014, the EU adopted a significantly revised EU Tobacco Products Directive (the "TPD"), which entered into force in May 2016. All member states have adopted laws transposing the TPD.  The TPD sets forth a comprehensive set of regulatory requirements for tobacco products, including:

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

In November 2021, the European Commission published the implementation roadmap to Europe's Beating Cancer Plan (the "Plan"). According to the Plan, a revision of the TPD is planned for 2024.

EU Tobacco Excise Directive: The EU Commission is preparing a legislative proposal for the revision of the 2011 EU Tobacco Excise Directive that may include definitions and tax treatment for novel tobacco and nicotine-containing products, including heated tobacco products and e-cigarettes. The proposal is expected to be finalized and adopted by the EU Council in 2023. The adoption of the final proposal by the EU Council will require unanimous agreement by all EU member states.

Plain Packaging and Other Packaging Restrictions: Plain packaging legislation bans the use of branding, logos and colors on packaging other than the brand name and variant that may be printed only in specified locations and in a uniform font. To date, plain packaging laws have been adopted in certain markets in all of our operating segments, including the key markets of Australia, France, Saudi Arabia and Turkey. Some countries, such as Canada, Denmark, Israel and New Zealand adopted plain packaging regulations that apply to all tobacco products, including RRPs. Other countries are also considering plain packaging legislation.

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

Illicit Trade: Illicit tobacco trade creates a cheap and unregulated supply of tobacco products, undermines efforts to reduce smoking prevalence, especially among youth, damages legitimate businesses and intellectual property rights, stimulates organized crime, increases corruption and reduces government tax revenue. We generally estimate that, excluding China and the U.S., illicit trade may account for as much as 12% of global cigarette consumption; this includes counterfeit, contraband and the persistent problem of “illicit whites,” which are cigarettes legally produced in one jurisdiction for the sole purpose of being exported and illegally sold in another jurisdiction where they have no legitimate market. Currently, we estimate that illicit trade in the European Union accounted for approximately 8% of total cigarette consumption in 2021.

A number of jurisdictions are considering actions to prevent illicit trade. In November 2012, the FCTC adopted the Protocol to Eliminate Illicit Trade in Tobacco Products (the “Protocol”), which includes supply chain control measures, such as licensing of manufacturers and distributors, enforcement of these control measures in free trade zones, controls on duty free and Internet channels and the implementation of tracking and tracing technologies. To date, 63 Parties, including the European Union, have ratified it. The Protocol came into force in September 2018. Parties must start implementing its provisions in their national legislation. In November 2021, the second Meeting of the Parties to the Protocol decided, among others, to focus on the implementation of a framework for global information sharing to combat illicit tobacco trade and enable the parties to exchange products' tracking and tracing information in a secure manner. We welcome this decision and expect that other Parties will ratify the Protocol.

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

Reduced-Risk Products (RRPs)

Our Approach to RRPs: We recognize that smoking cigarettes causes serious diseases and that the best way to avoid the harms of smoking is never to start or to quit. Nevertheless, it is predicted that by 2025, the number of smokers will remain largely unchanged from the current estimate of 1.1 billion, despite the considerable efforts to discourage smoking.

Cigarettes burn tobacco, which produces smoke. As a result of the combustion process, the smoker inhales various toxic substances. In contrast, RRPs do not burn tobacco and therefore contain significantly lower levels of harmful and potentially harmful constituents ("HPHCs") than found in cigarette smoke.

For adult smokers who would otherwise continue to smoke, we believe that RRPs, while not risk-free, offer a much better consumer choice. Accordingly, our key strategic priorities are to: (i) to develop and commercialize products that present less risk of harm to adult smokers who switch to those products versus continued smoking; and (ii) educate and convince convince current adult smokers who would otherwise continue to smoke to switch to those products.

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

Five PMI-developed or improved RRP platforms are in various stages of development and commercialization readiness:

        Platform 1 uses a precisely controlled heating device incorporating our IQOS HeatControl technology, into which a specially designed and proprietary tobacco unit is inserted and heated to generate an aerosol. We have conducted a series of clinical studies for this platform, the results of which were included in our submission to the U.S. Food and Drug Administration (“FDA”) described below. We completed a 6+6-month exposure response study and shared the results with the FDA in April 2020. The study showed that for the group that switched to our Platform 1 product, the eight clinical risk endpoints that were tested as co-primary endpoints in the first six-month term moved in the same direction as observed for smoking cessation after 12 months of use of this product. In addition, we completed an 18-month combined chronic toxicity and carcinogenicity study in mice, which was on-going at the time of our FDA submission. We shared the results with the FDA in August 2018. In addition to the original version of Platform 1 which relies on a heating technology using a blade, a new version of Platform 1 is now available using induction. All studies referenced above were conducted with the blade version of Platform 1. We believe that there is full comparability between the versions, therefore the data from these studies remain valid.

    Platform 2 uses a pressed carbon heat source which, when ignited, generates a nicotine-containing aerosol by heating tobacco. The results of our pharmacokinetic study (that measured the nicotine pharmacokinetic profile as well as subjective effects) and of our five-day reduced exposure study indicate that this platform could be an acceptable substitute for adult smokers who seek an alternative to cigarettes. The reduced exposure study results showed a substantial reduction in relevant biomarkers of exposure to the measured HPHCs in those who switched to Platform 2 compared to those who continued to smoke cigarettes over a five-day period. The sustainability of this reduction as well as changes in clinical risk markers were assessed in a three-month reduced exposure study, which was completed in 2018. We conducted a consumer test of our Platform 2 design in the last quarter of 2021. As a result of the feedback from this consumer test, the design of our current Platform 2 technology has been discontinued. We are assessing alternative designs for this consumer segment.

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

    Platform 4 covers e-vapor products, which are battery-powered devices that produce an aerosol by vaporizing a nicotine-containing liquid solution. In 2020, our e-vapor products comprised devices with the “coil and wick” technology as well as our e-vapor mesh technology designed to ensure the consistency and quality of the generated aerosol compared to the products with the “coil and wick” technology. Recently, we discontinued the commercialization of devices with the “coil and wick” technology. We conducted a nicotine pharmacokinetic study with respect to products with our e-vapor mesh technology in 2017. The results of this study indicate that these products are an effective means of nicotine delivery while being a satisfying alternative for e-cigarette users. In March 2019, a six-month pre-clinical study in mice evaluating the impact of e-cigarette vapor on the risks of pulmonary and cardiovascular disease compared to cigarette smoke was completed; this study did not pertain to a specific product. The study demonstrated that e-cigarette vapors induce significantly lower biological responses associated with cardiovascular and pulmonary diseases compared with cigarette smoke. Recently, we designed a new consumable for our e-vapor mesh technology to deliver real tobacco taste satisfaction in an E-Vapor product liquid-using patented technology, where flavors and nicotine are extracted directly from the tobacco leaves and captured in a liquid solution, without having to add flavoring ingredients. This consumable has been commercialized in one market in December 2021.

Platform 5 covers Modern Oral Nicotine Pouches, which consist of white pre-portioned pouches containing nicotine derived from tobacco. Users place a pouch between the upper lip and gum and leave it there while the nicotine and taste are being released. At the end of the use, the user can dispose of the pouch. Nicotine pouches are inherently smoke-free as they are consumed orally, and no combustion process occurs during use. Our nicotine pouches do not contain tobacco. Instead, they contain primarily nicotine, flavors, and a cellulose substrate. The nicotine used in the pouches is of pharmaceutical-grade like the nicotine used in medicinal products, such as gums and inhalers, while the flavors are approved for use in food in accordance with the product quality standards for nicotine pouches developed by the Swedish Institute for Standards. In 2021, PMI acquired AG Snus as well as Fertin Pharma, two companies manufacturing and/or marketing nicotine pouches.

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

The research and development expense for our smoke-free portfolio accounted for 99%, 99% and 98% of our total research and development expense for the years ended December 31, 2021, 2020 and 2019, respectively.  The research and development expense for the years ended December 31, 2021, 2020 and 2019, is set forth in Item 8, Note 14. Additional Information to the consolidated financial statements.

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

As of December 31, 2021, PMI's smoke-free products are available for sale in 71 markets in key cities or nationwide.

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

An adequate supply chain for our RRP portfolio, including the supply of electronic devices, is important to our business. We work with four electronics manufacturing service providers for the supply of our Platform 1 and Platform 4 devices, and a small number of other providers for other products in our RRP portfolio and related accessories. Due to the COVID-19 pandemic, the operations of our two main electronic manufacturing service providers were temporarily suspended at different times. Even though these suspensions did not materially affect our operations, if one or more of these service providers were significantly constrained at the same time, the supply of the devices could be disrupted. Although we work closely with these service providers on monitoring their production capability and financial health, we cannot guarantee that they will remain capable of meeting their commitments, particularly during the COVID-19 pandemic; if they will not, the commercialization of our RRPs could be adversely affected. The production of our RRP portfolio requires various metals, and we believe that there is an adequate supply of such metals in the world markets to satisfy our current and anticipated production requirements. However, some components and materials necessary for the production of our RRPs, including those for the electronic devices, are obtained from single or limited sources, and can be subject to industry-wide shortages and price fluctuations. While we were successful in maintaining adequate supply of such components and materials so far, we may not be able to secure such supply going forward, particularly during the COVID-19 pandemic; this could negatively impact the commercialization of our RRPs.

In addition, we are also exposed to a world-wide shortage of semiconductors, which continues to put constraints on our device supplies for RRPs. We believe, however, that the overall impact of this shortage remains manageable, and we have adjusted our device assortments to limit the effect on consumer availability of our RRPs.

We discuss product warranties in more detail in Item 8, Note 5. Product Warranty. The significance of warranty claims is dependent on a number of factors, including device version mix, product failure rates, logistics and service delivery costs, and warranty policies, and may increase with the number of devices sold.

Product quality may affect consumer acceptance of our RRPs.

Our near-term planned commercialization efforts for the other PMI-developed RRP platforms are as follows:

•We started commercializing an improved version of our IQOS MESH product in Canada, Corsica, Croatia, the Czech Republic, Finland, Italy, Ukraine and New Zealand under the IQOS VEEV or VEEV brand names. We currently plan to launch this product in additional markets.

•With respect to TEEPS, our Platform 2 product, we finalized our improvements to this product and conducted a consumer test in the last quarter of 2021. As a result of the feedback from this consumer test, the design of our current Platform 2 technology has been discontinued. We are assessing alternative designs for this consumer segment.

•Following the consumer test conducted in 2020, and the results of the product use and adaptation study described above, we are incorporating our learnings into our plans to improve our Platform 3 product.

•We launched a Platform 5 product in Sweden in January 2022, that is a reformulated version of the already commercialized nicotine pouches bearing the Shiro brand by our newly acquired affiliate AG Snus.

Due to the COVID-19 pandemic, certain of these commercialization efforts could be delayed.

RRP Regulation and Taxation: RRPs contain nicotine and are not risk-free. As we describe in more detail above, we support science-based regulation and taxation of RRPs, and believe that regulation and taxation should differentiate between cigarettes and products that present, are likely to present, or have the potential to present less risk of harm to adult smokers who switch to these products versus continued smoking and should recognize a continuum of risk for tobacco and other nicotine-containing products. Regulation, as well as industry practices, should reflect the fact that youth should not consume nicotine in any form.

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

On March 18, 2021, we submitted to the FDA a supplemental MRTPA ("sMRTPA") for IQOS 3 requesting authorization to market this version of the device as a Modified Risk Tobacco Product with reduced exposure information like IQOS 2.4. In June 2021, the FDA formally accepted and filed our sMRTPA for substantive scientific review and, already in May 2021, the FDA opened the period for the public to provide comments on our application. The public comment period, which was initially scheduled to be closed on August 2, 2021, was extended on July 20, 2021 to provide time for the public to review application materials that were not previously posted by FDA. The FDA closed the comment period for IQOS 3's sMRTPA on December 10, 2021.

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

The FDA’s PMTA and MRTP orders do not mean that the agency “approved” our Platform 1 product. These authorizations are subject to strict marketing, reporting and other requirements, and are not a guarantee that the product will remain authorized, particularly if there is a significant uptake in youth or non-smoker initiation.  The FDA will monitor the marketing of the product.

Some states and municipalities in the U.S. have introduced severe restrictions for the sale of certain e-cigarettes and tobacco products, including those authorized by the FDA. We believe that such restrictions on FDA-authorized products will not advance public health and will unreasonably limit adult consumer access to products that are shown to be a better alternative to continued smoking.

In March 2020, we requested a clarification from the FDA regarding the applicability of its new health warning requirements to our heated tobacco units sold in the United States. In June 2021, the FDA responded to our letter and requested additional information regarding the applicability of the cigarette health warnings rule to the IQOS System and HeatSticks. Philip Morris Products S.A. is committed to providing adult consumers of tobacco products with complete, accurate and non-misleading information regarding the health risks associated with the use of the IQOS System and HeatSticks. We shared our views with the FDA on the applicability of new health warnings to our products in our submission on December 2, 2021.

In the U.S., tobacco and nicotine-containing products that were not commercially marketed as of February 15, 2007, are subject to review and authorization by the FDA. Manufacturers of all non-authorized products currently on the market were required to file a PMTA with the FDA by September 9, 2020. The FDA announced on September 9, 2020 that it will prioritize enforcement against any tobacco and nicotine-containing product sold without a PMTA. On October 5, 2021, FDA published its final PMTA rule in the Federal Register, which is effective November 4, 2021. All future applications will have to comply with the requirements in the PMTA rule, which is substantially similar to the version of the final PMTA rule which was posted on Advanced Federal Register on January 19, 2021.

FDA actions may influence the regulatory approach of other governments.

On September 29, 2021, the International Trade Commission ("ITC") issued its Final Determination ("FD"), Limited Exclusion Order ("LEO") and Cease and Desist Order ("CDO"). The ITC upheld the finding of infringement in the ID and found a subsequent violation. The ITC issued a LEO prohibiting the importation of infringing tobacco heating articles and components thereof and cease and desist orders against Philip Morris USA, Inc. and Altria Client Services, LLC, which went into effect at the end of the 60-day Presidential review period on November 28, 2021. We have appealed the patent issues. Furthermore, lawsuits based on the same patent families have been repeatedly and universally rejected in European courts and the European Patent Office. The decision has no bearing outside the United States.

Until recently, there were no countries with specific product standards for heat-not-burn products. Currently, national standards setting minimum quality and safety requirements for such products have been adopted in several countries with technical heat-not-burn specifications and/or methods for demonstrating the absence of combustion. They are mandatory in Egypt, Jordan, Saudi Arabia, Tunisia, the UAE, Uzbekistan and Bahrain, and voluntary in Armenia, Costa Rica, Indonesia, Kazakhstan, Kyrgyzstan, Russia, Tajikistan, Vietnam, the U.K. and Ukraine. In Japan, a voluntary standard sets minimum safety requirements for tobacco heating devices. We expect other governments to consider similar product standards and encourage making them mandatory.

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

Our RRP Business Development Initiatives: In December 2013, we established a strategic framework with Altria Group, Inc. (“Altria”) setting out terms on how the parties would collaborate to develop and commercialize e-vapor products and commercialize two of our RRPs in the U.S. In late 2018, Altria announced that it will participate in the e-vapor category only through another e-vapor company in which Altria acquired a minority interest. In September 2019, Altria's subsidiary, Philip Morris USA Inc. (“PM USA”), began commercialization of a version of our Platform 1 product in the U.S. Under the agreement, PM USA must achieve certain milestones to maintain its exclusive distribution right and additional milestones to extend the agreement after the initial 5-year term. PMI and Altria are currently discussing these milestones, the contractual obligations, and the impact of the United States International Trade Commission (“ITC”) Orders (For more details please refer to Item 8, Note 17. Contingencies).

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

Governmental Investigations

From time to time, we are subject to governmental investigations on a range of matters, including tax, customs, antitrust, advertising, and labor practices. We describe certain matters pending in Russia, South Korea and Thailand in Item 8, Note 17. Contingencies.

In November 2010, a World Trade Organization ("WTO") panel issued its decision in a dispute relating to facts that arose from August 2006, between the Philippines and Thailand, concerning a series of Thai customs and tax measures affecting cigarettes imported by PM Thailand into Thailand (see Item 8, Note 17. Contingencies for additional information). The WTO panel decision, which was upheld by the WTO Appellate Body, concluded that Thailand had no basis to find that PM Thailand's declared customs values and taxes paid were too low, as alleged by the Department of Special Investigations of the government of Thailand (“DSI”) in 2009. The decision also created obligations for Thailand to revise its laws, regulations, or practices affecting the customs valuation and tax treatment of future cigarette imports. Thailand agreed in September 2011 to fully comply with the decision by October 2012. The Philippines asserts that to date Thailand has not fully complied with the WTO panel decision and commenced challenges at the WTO Appellate Body. The WTO Appellate Body is not operational, and the appeals by Thailand are suspended indefinitely. In December 2020, the Philippines and Thailand agreed to pursue facilitator-assisted discussions aimed at progressing and resolving outstanding issues. It is not possible to predict any future developments in these proceedings or the outcome of these discussions.

The Public Prosecutor’s office of Rome, Italy, notified our Italian subsidiary, Philip Morris Italia S.r.l. (“PM Italia”), as well as three former or current employees and a former external consultant of PM Italia in July 2020 and March 2020, respectively, that it concluded a preliminary investigation against them for alleged contravention of anti-corruption laws and related disruption of trade freedom. The Public Prosecutor alleges that the individuals involved promised certain personal favors to government officials from January to July of 2018 in exchange for favorable treatment for PM Italia, and that PM Italia lacked appropriate organizational controls to prevent the alleged actions by the individuals. At the first trial hearing held on September 22, 2021, BAT filed a civil claim against PM Italia claiming vicarious liability for any wrongdoing of its former or current employees. BAT claims EUR 50 million in damages. The court admitted the claim as a matter of course and issued summons for PM Italia to appear as civil party in the case. The next trial hearing is scheduled for April 8, 2022. PM Italia believes the charges brought against it by the Public Prosecutor are without merit and will defend them vigorously.

Asset Impairment and Exit Costs

We discuss asset impairment and exit costs in Item 8, Note 19. Asset Impairment and Exit Costs to our consolidated financial statements.

Acquisitions and Other Business Arrangements

We discuss our 2021 acquisitions in Item 8, Note 6. Acquisitions to our consolidated financial statements.

Turkey

On January 5, 2022, we acquired the remaining 25% stake of our holding in Philsa Philip Morris Sabancı Sigara ve Tütüncülük Sanayi ve Ticaret A.Ş. ("PHILSA") and 24.75% stake in Philip Morris SA, Philip Morris Sabancı Pazarlama ve Satış A.Ş. ("PMSA") from our Turkish partners, Sabanci Holding for an acquisition price of $205 million (TRY 2,747 million). This amount was paid on January 5th 2022, but the final acquisition price remains subject to certain predetermined adjustments based on the audited financial results of PHILSA and PMSA for fiscal years 2021 and 2022. As a result of this acquisition, PMI now owns 100% of these Turkish subsidiaries.

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

Since the third quarter of 2020, we have launched commercial initiatives for licensed KT&G products in select markets.

Equity Investments

We discuss our equity investments in Item 8, Note 4. Related Parties - Equity Investments and Other to our consolidated financial statements.

Trade Policy

We are subject to various trade restrictions imposed by the U.S. and countries in which we do business (“Trade Sanctions”), including the trade and economic sanctions administered by the U.S. Department of the Treasury's Office of Foreign Assets Control and the U.S. Department of State. It is our policy to comply fully with these Trade Sanctions.

Tobacco products are agricultural products under U.S. law and are not technological or strategic in nature. From time to time, we make sales in countries subject to Trade Sanctions, either where such sanctions do not apply to our business or pursuant to exemptions or licenses.

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

Further, on August 9, 2021, the U.K. introduced sectoral economic sanctions similar in scope to the EU sectoral sanctions of June 24, 2021. Also on August 9, 2021, the U.S. imposed blocking sanctions on certain individuals and entities pursuant to an Executive Order adding them to the list of Specially Designated Nationals and Blocked Persons (the "SDN List") issued by the U.S. Department of Treasury's Office of Foreign Asset Control ("OFAC"). The Executive Order expanded the bases for the imposition of sanctions, including, among others, by authorizing the imposition by OFAC of blocking sanctions on persons operating in the tobacco sector of the Belarus economy, as well as for providing material support or assistance to any SDN. In December 2021, the U.S., the EU, the U.K. and Canada amended their respective sanctions lists by including additional Belarusian individuals, entities, and aircraft.

PMI complies with all applicable laws and regulations, including sanctions, in the markets where it operates. We have taken appropriate actions in response to the latest sanctions to ensure full compliance with the relevant restrictions.

2021 compared with 2020

The following discussion compares operating results within each of our geographical segments and Other category for 2021 with 2020.

Unless otherwise stated, references to total industry, total market, our shipment volume and our market share performance reflect cigarettes and heated tobacco units. Estimates for total industry volume and market share in certain geographies reflect limitations on the availability and accuracy of industry data.

European Union:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2021	2020	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$12,275	$10,702	14.7%	8.8%	$1,573	$618	$8	$69	$878	$—
Operating Income	$6,119	$5,098	20.0%	12.5%	$1,021	$384	$2	$69	$728	$(162)

Net revenues, excluding currency and acquisitions, increased by 8.8%, reflecting: favorable volume/mix, mainly driven by higher heated tobacco unit volume (notably in Germany, Hungary, Italy and Poland), as well as higher device volume and favorable device mix (notably in Italy), partly offset by lower cigarette volume (notably in the Czech Republic, France and Germany) and unfavorable cigarette mix (primarily in Germany); and a favorable pricing variance, driven by higher combustible pricing (mainly in Germany and Portugal, partly offset by France and Poland) and higher heated tobacco unit pricing (notably in the Czech Republic and Germany, partially offset by Poland), partly offset by lower device pricing (notably in Germany and Italy).

Operating income, excluding currency and acquisitions, increased by 12.5%, primarily reflecting: favorable volume/mix, mainly driven by higher heated tobacco unit volume and favorable device mix, partly offset by lower cigarette volume and unfavorable cigarette mix (each primarily reflecting the same geographies as for net revenues noted above); lower manufacturing costs (driven by combustible and reduced-risk products); and a favorable pricing variance; partly offset by higher marketing, administration and research costs (due to combustible and reduced-risk products).

European Union - Total Market, PMI Shipment Volume and Market Share Commentaries

Total market and market share performance are shown in the table below:

European Union Key Data	Full-Year
			Change
	2021	2020	% / pp
Total Market (billion units)	478.2	473.4	1.0%

PMI Market Share
Marlboro	16.6%	17.5%	(0.9)
L&M	5.6%	6.2%	(0.6)
Chesterfield	5.4%	5.5%	(0.1)
Philip Morris	2.2%	2.4%	(0.2)
Heated Tobacco Units	5.7%	4.2%	1.5
Others	3.1%	3.0%	0.1
Total European Union	38.6%	38.8%	(0.2)
The estimated total market in the EU increased by 1.0% to 478.2 billion units, primarily driven by:
•Italy, up by 4.4%, mainly reflecting the impact on adult smoker average daily consumption of the easing of pandemic-related measures; and
•Poland, up by 8.1%, primarily reflecting the impact on adult smoker average daily consumption and border sales of the easing of pandemic-related measures, as well as a lower prevalence of illicit trade;
partly offset by
•Czech Republic, down by 7.3%, mainly reflecting the impact of excise tax-driven price increases; and
•France, down by 6.2%, primarily reflecting the impact of excise tax-driven price increases and higher cross-border (non-domestic) purchases due to the easing of pandemic-related measures.

Our Regional market share decreased by 0.2 points to 38.6%, with declines in the Czech Republic, France and Germany, partly offset by gains in Greece and Italy.

Our total shipment volume increased by 1.5% to 186.1 billion units, primarily driven by:
•Italy, up by 11.5%, or by 6.1% excluding the net favorable impact of estimated distributor inventory movements, mainly reflecting the higher total market and a higher market share driven by heated tobacco units; and
•Poland, up by 3.7%, primarily reflecting the higher total market, partially offset by a lower market share due to cigarettes;
partly offset by
•Czech Republic, down by 9.7%, mainly reflecting the lower total market and a lower market share due to cigarettes; and
•France, down by 6.6%, primarily reflecting the lower total market and a lower market share due to cigarettes.

Eastern Europe:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2021	2020	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$3,544	$3,378	4.9%	5.9%	$166	$(32)	$—	$68	$130	$—
Operating Income	$1,213	$871	39.3%	38.5%	$342	$7	$—	$68	$139	$128

Net revenues, excluding currency and acquisitions, increased by 5.9%, reflecting: favorable volume/mix, driven by higher heated tobacco unit volume (mainly in Russia and Ukraine), partly offset by lower cigarette volume (primarily in Russia and Ukraine), as well as unfavorable cigarette mix (mainly in Russia); and a favorable pricing variance, primarily driven by higher combustible pricing (mainly in Kazakhstan, Russia and Ukraine), partially offset by lower device pricing (primarily in Russia and Ukraine) and lower heated tobacco unit pricing (mainly in Ukraine, partly offset by Russia).

Operating income, excluding currency and acquisitions, increased by 38.5%, primarily reflecting: favorable volume/mix, mainly driven by higher heated tobacco unit volume, partly offset by lower cigarette volume and unfavorable cigarette mix (all primarily reflecting the same geographies as for net revenues noted above); lower manufacturing costs (mainly related to reduced-risk products, primarily in Russia); a favorable pricing variance; and lower marketing, administration and research costs.

Eastern Europe - Total Market, PMI Shipment Volume and Market Share Commentaries

The estimated total market in Eastern Europe decreased by 1.8% to 373.3 billion units, mainly due to:
•Russia, down by 1.0%, or by 2.7% excluding the net favorable impact of estimated trade inventory movements, primarily reflecting the impact of excise tax-driven price increases and a higher prevalence of illicit trade, partly offset by the impact on adult smoker average daily consumption of the easing of pandemic-related measures; and
•Ukraine, down by 9.8%, mainly reflecting the impact of excise tax-driven price increases and a higher prevalence of illicit trade.

Our Regional market share increased by 0.1 point to 30.6%.

Our total shipment volume was flat at 114.3 billion units, notably reflecting:
•Southeast Europe, up by 6.9%, primarily reflecting a higher total market and a higher market share (driven by heated tobacco units);
partly offset by
•Belarus, down by 43.9%, mainly reflecting the halt of shipments as of the third quarter due to international sanctions;
•Russia, down by 0.5%, or by 3.0% excluding the net favorable impact of estimated distributor inventory movements, mainly reflecting a lower market share (due to cigarettes, partly offset by heated tobacco units) and the lower total market; and
•Ukraine, down by 3.3%, mainly reflecting the lower total market, partly offset by a higher market share driven by heated tobacco units.

Excluding the net favorable impact of estimated distributor inventory movements, our total in-market sales volume decreased by 1.3%.

Middle East & Africa:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2021	2020	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$3,293	$3,088	6.6%	10.4%	$205	$(115)	$—	$287	$320	$(287)
Operating Income	$1,146	$1,026	11.7%	23.8%	$120	$(124)	$—	$287	$237	$(280)

Net revenues, excluding currency and acquisitions, increased by 10.4%, despite the unfavorable impact of the Saudi Arabia customs assessments of $246 million, shown in "Cost/Other". Excluding the unfavorable impact of the Saudi Arabia customs assessments, unfavorable currency and acquisitions, net revenues increased by 18.3%, reflecting: favorable volume/mix, primarily driven by higher cigarette volume (predominantly in PMI Duty Free and Turkey, partly offset by the GCC and North Africa), higher heated tobacco unit volume (mainly in Egypt, Jordan and PMI Duty Free) and favorable cigarette mix (mainly in the GCC, PMI Duty Free and Turkey); and a favorable pricing variance, mainly driven by combustible pricing (primarily in Egypt and Turkey); partially offset by lower fees for certain distribution rights billed to customers in certain markets, shown in "Cost/Other".

Operating income, excluding currency and acquisitions, increased by 23.8%, mainly reflecting: a favorable pricing variance; favorable volume/mix, driven by the same factors and geographies as for net revenues noted above; and lower manufacturing costs (primarily related to combustible products); partly offset by the unfavorable impact of the Saudi Arabia customs assessments, as noted above for net revenues; higher marketing, administration and research costs; and lower fees for certain distribution rights, as noted above for net revenues.

Middle East & Africa - Total Market, PMI Shipment Volume and Market Share Commentaries

The estimated total market in the Middle East & Africa increased by 2.9% to 560.5 billion units, mainly driven by:
•Algeria, up by 6.2%, primarily reflecting the impact on adult smoker average daily consumption of the easing of pandemic-related measures, partly offset by the impact of price increases;
•Egypt, up by 8.8%, mainly reflecting a favorable comparison due to pandemic-related supply chain shortages for competitors' products in 2020, as well as the favorable impact of adult smoker in-switching to cigarettes (mainly in the low-tax tier) from other combustible tobacco products;
•South Africa, up by 13.2%, primarily reflecting a favorable comparison versus the second and third quarters of 2020, in which the total market was impacted by the pandemic-related ban on all tobacco sales from March 27th through August 17th, partly offset by a higher estimated prevalence of illicit trade stemming from the ban; and
•Turkey, up by 8.2%, mainly reflecting the impact on adult smoker average daily consumption of the easing of pandemic-related measures, coupled with increased in-bound tourism (particularly by Turkish expatriates), partially offset by a higher estimated prevalence of illicit trade;
partly offset by
•International Duty Free, down by 10.6%, primarily reflecting the impact of government travel restrictions and reduced passenger traffic since the start of the pandemic in March 2020; and
•Tunisia, down by 15.6%, mainly reflecting higher estimated prevalence of illicit trade (primarily due to market disruptions impacting product availability and the impact of price increases in July 2021).

Our Regional market share increased by 1.1 points to 23.1%.

Our total shipment volume increased by 9.3% to 130.1 billion units, notably driven by:
•PMI Duty Free, up by 56.9%. Excluding the net favorable impact of estimated distributor inventory movements (principally due to cigarettes), PMI in-market sales volume was up by 4.1%, primarily reflecting a higher market share driven by Marlboro, partly offset by the lower total market; and
•Turkey, up by 17.2%, mainly reflecting a higher market share driven by adult smoker up-trading (mainly benefiting Marlboro and Parliament) and the higher total market;
partly offset by
•Egypt, down by 5.2%, mainly reflecting a lower market share (due primarily to adult smoker down-trading to products in the low-tax tier), partly offset by the higher total market; and
•Kuwait, down by 23.4%, or by 12.3% excluding the net unfavorable impact of estimated distributor inventory movements, primarily reflecting a lower total market.

South & Southeast Asia:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2021	2020	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$4,396	$4,396	—%	(2.3)%	$—	$99	$—	$(93)	$(6)	$—
Operating Income	$1,506	$1,709	(11.9)%	(14.0)%	$(203)	$36	$—	$(93)	$(90)	$(56)

Net revenues, excluding currency and acquisitions, decreased by 2.3%, primarily reflecting: an unfavorable pricing variance, mainly due to lower pricing for combustible products (primarily in Indonesia, partly offset by the Philippines). Volume/mix was slightly unfavorable, mainly due to lower cigarette volume (primarily in the Philippines, partly offset by India and Indonesia), largely offset by favorable cigarette mix (mainly in Indonesia and the Philippines).

Operating income, excluding currency and acquisitions, decreased by 14.0%, primarily reflecting: an unfavorable pricing variance; unfavorable volume/mix, mainly due to lower cigarette volume (primarily in the Philippines, partly offset by India and Indonesia), partially offset by favorable cigarette mix (mainly in Indonesia and the Philippines); and higher marketing, administration and research costs (mainly in Indonesia and the Philippines).

South & Southeast Asia - Total Market, PMI Shipment Volume and Market Share Commentaries

The estimated total market in South & Southeast Asia increased by 7.2% to 722.6 billion units, notably driven by:
•Bangladesh, up by 12.9%, primarily reflecting a favorable comparison versus the prior year, during which pandemic-related restrictions impacted tobacco product availability;
•India, up by 13.6%, mainly reflecting a favorable comparison versus the prior year, during which pandemic-related restrictions impacted the movement of certain products, including tobacco;
•Indonesia, up by 7.2%, primarily reflecting the growth of the tax-advantaged 'below tier one' segment and the impact on adult smoker consumption of the easing of pandemic-related measures;
•Pakistan, up by 17.3%, notably reflecting a lower prevalence of illicit trade (partly due to pandemic-related supply disruptions for illicit products); and
•Vietnam, up by 10.0%, mainly reflecting a lower prevalence of illicit trade due to pandemic-related supply disruptions for illicit products;
partly offset by:
•the Philippines, down by 10.7%, primarily reflecting the impact of industry-wide price increases in the fourth quarter of 2020.

Our Regional market share decreased by 1.7 points to 19.7%.

Our total shipment volume decreased by 1.8% to 142.2 billion units, primarily due to:
•the Philippines, down by 17.6%, mainly reflecting the lower total market and a lower market share (predominantly due to mid-price Fortune, reflecting the impact of price increases in the fourth quarter of 2020, partly offset by Marlboro); and
•Thailand, down by 4.7%, primarily reflecting a lower total market, partly offset by a higher market share driven by L&M 7.1;
partly offset by

•India, up by 43.2%, mainly reflecting a higher market share (driven by Marlboro) and the higher total market;
•Indonesia, up by 4.3%, primarily reflecting the higher total market, partly offset by a lower market share (mainly due to adult smoker down-trading to the 'below tier one' segment as a result of significantly lower retail prices, partly offset by share growth for PMI's premium and hand-rolled portfolio); and
•Pakistan, up by 10.1%, mainly reflecting the higher total market, partly offset by a lower market share.

East Asia & Australia:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2021	2020	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$5,953	$5,429	9.7%	8.5%	$524	$62	$—	$291	$171	$—
Operating Income	$2,556	$2,400	6.5%	8.7%	$156	$(53)	$—	$291	$(2)	$(80)
Net revenues, excluding currency and acquisitions, increased by 8.5%, reflecting: a favorable pricing variance, primarily driven by higher heated tobacco, combustible and device net pricing in Japan, partly offset by lower combustible pricing in Australia; and favorable volume/mix, mainly driven by higher heated tobacco unit volume and favorable device volume/mix in Japan (driven by the launch of IQOS ILUMA), partly offset by unfavorable cigarette mix (mainly in Australia and Japan), lower cigarette volume (primarily in Australia, Japan and South Korea) and unfavorable heated tobacco unit mix in Japan

Operating income, excluding currency acquisitions, increased by 8.7%, mainly reflecting: a favorable pricing variance; and lower manufacturing costs (primarily related to reduced-risk products in Japan and South Korea); partly offset by higher marketing, administration and research costs (notably due to the launch of IQOS ILUMA in Japan and higher asset impairment and exit costs, mainly related to product distribution restructuring in South Korea). Volume/mix was slightly unfavorable, primarily reflecting unfavorable cigarette mix (mainly in Australia and Japan), lower cigarette volume (primarily in Australia, Japan and South Korea), as well as unfavorable heated tobacco unit mix and device mix in Japan, largely offset by higher heated tobacco unit volume in Japan.

East Asia & Australia - Total Market, PMI Shipment Volume and Market Share Commentaries

The estimated total market in East Asia & Australia, excluding China, decreased by 1.4% to 284.7 billion units, mainly due to:
•Australia, down by 11.3%, primarily reflecting the impact of the ending of the pandemic-related wage subsidy by the government, coupled with the impact of pandemic-related restrictions; and
•Japan, down by 2.4%, mainly reflecting the impact of the October 2020 and 2021 excise tax-driven price increases.

Our Regional market share, excluding China, increased by 0.3 points to 27.5%.

Our total shipment volume increased by 3.9% to 82.1 billion units, mainly driven by:
•Japan, up by 8.0%, or by 1.3% excluding the net favorable impact of estimated distributor inventory movements, primarily reflecting a higher market share (driven by heated tobacco units), partly offset by the lower total market;
partly offset by
•South Korea, down by 4.7%, mainly reflecting a lower market share due mainly to Parliament.

Excluding the net favorable impact of estimated distributor inventory movements, our total in-market sales volume declined by 0.4%.

Americas:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2021	2020	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$1,843	$1,701	8.3%	5.6%	$142	$46	$—	$45	$45	$6
Operating Income	$487	$564	(13.7)%	(16.8)%	$(77)	$18	$—	$45	$(4)	$(136)

Net revenues, excluding currency and acquisitions, increased by 5.6%, mainly reflecting: a favorable pricing variance, driven by higher combustible pricing (mainly in Argentina and Colombia); and favorable volume/mix, primarily driven by higher cigarette volume (mainly in Brazil and Mexico, partly offset by Argentina) and higher device volume, partially offset by unfavorable cigarette mix (primarily in Brazil).

Operating income, excluding currency and acquisitions, decreased by 16.8%, mainly reflecting an unfavorable comparison related to the Brazil indirect tax credit of $119 million in 2020 and higher manufacturing costs (due to reduced-risk and combustible products), partly offset by a favorable pricing variance and lower marketing, administration and research costs. Volume/mix was slightly unfavorable, mainly reflecting unfavorable cigarette mix (notably in Brazil), largely offset by higher cigarette volume (primarily in Brazil and Mexico, partly offset by Argentina).

Americas - Total Market, PMI Shipment Volume and Market Share Commentaries

The estimated total market in Americas, excluding the U.S., increased by 2.2% to 193.9 billion units, mainly driven by:
•Argentina, up by 7.4%, primarily reflecting a lower estimated prevalence of illicit trade and a favorable comparison related to retail out-of-stock in the second quarter of 2020 (due to temporary factory shutdowns related to the pandemic), partly offset by the impact of price increases;
•Brazil, up by 3.1%, mainly reflecting a lower estimated prevalence of illicit trade due to reduced price gaps with legal products and the impact of social incentives provided by the government to mitigate the effects of the pandemic; and
•Mexico, up by 4.2%, primarily reflecting the impact on adult smoker average daily consumption of the easing of pandemic-related measures coupled with the impact of increased in-bound tourism;
partly offset by
•Canada, down by 9.3%, notably reflecting the impact of price increases and out-switching from cigarettes to e-vapor products.

Our Regional market share, excluding the U.S., decreased by 0.4 points to 33.4%.

Our total shipment volume increased by 1.5% to 65.2 billion units, primarily driven by:
•Brazil, up by 5.2%, mainly reflecting the higher total market and a higher market share driven by Chesterfield; and
•Mexico, up by 4.7%, primarily reflecting the higher total market, as well as a higher market share driven by Marlboro;
partly offset by
•Argentina, down by 2.9%, mainly reflecting a lower market share (primarily due to adult smoker down-trading to ultra-low-price brands produced by local manufacturers).

Other:

Following the acquisitions of Fertin Pharma A/S, Vectura Group plc. and OtiTopic, Inc., we added the "Other" category in the third quarter of 2021. Business operations for the Other category are managed and evaluated separately from the geographical segments.

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2021	2020	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$101	$—	—%	—%	$101	$—	$101	$—	$—	$—
Operating Income / (Loss)	$(52)	$—	—%	—%	$(52)	$—	$(1)	$—	$—	$(51)

We recorded net revenues of $101 million in the Other category, with approximately 39% of the total coming from Fertin Pharma's nicotine replacement therapy and nicotine-containing oral products businesses.

The operating loss of $52 million primarily reflected a pre-tax charge of $51 million in the third quarter of 2021 related to the OtiTopic, Inc. transaction. The charge was recorded to research and development costs (within marketing, administration and research costs) and reflected PMI's accounting for the OtiTopic transaction as an asset acquisition, since the in-process research and development of the dry powder inhalation aspirin treatment represented substantially all of the fair value of the gross assets acquired and had no alternative future use. For further details, see Item 8, Note 6. Acquisitions and Item 8, Note 12. Segment Reporting.

2020 compared with 2019

For a discussion comparing our consolidated operating results within each of our geographical segments for the year ended December 31, 2020, with the year ended December 31, 2019, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Operating Results by Business Segment in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the U.S. Securities and Exchange Commission on February 9, 2021.

Financial Review

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Net cash provided by operating activities	$11,967	$9,812	$10,090
Net cash used in investing activities	(2,358)	(1,154)	(1,811)
Net cash used in financing activities	(11,977)	(8,496)	(8,061)

2021 compared with 2020

•Net Cash Provided by Operating Activities

Net cash provided by operating activities for the year ended December 31, 2021 increased by $2.2 billion compared with 2020. Excluding favorable currency movements of $0.8 billion, net cash provided by operating activities increased by $1.4 billion, due primarily to higher net earnings and lower working capital requirements of $0.5 billion, partially offset by higher pension plan contributions.

The lower working capital requirements in 2021 as compared with 2020 were primarily due to more cash provided by the net impact of both inventories and accrued liabilities and other current assets mainly reflecting COVID-19 pandemic related build-up of inventory levels in our supply chain in 2020, and the timing of excise tax-paid inventory movements and excise tax payments, as well as higher cash provided by accounts payable primarily reflecting higher IQOS device purchases in 2021. More cash used in accounts receivable was mainly due to the lower usage of our factoring arrangements to sell trade receivable, partially offset by the Brazil indirect tax credit recovered in 2021. For further details on our factoring arrangements to sell trade receivables and our Brazil indirect tax credit recovered in 2021, see Item 8, Note 18. Sale of Accounts Receivable and Item 8, Note 12. Segment Reporting, respectively.

•Net Cash Used in Investing Activities

Net cash used in investing activities of $2.4 billion for the year ended December 31, 2021, increased by $1.2 billion from the comparable 2020 period. This increase was primarily due to $2.1 billion of cash used in 2021 for our acquisitions, net of acquired cash, partially offset by favorable movements of $1.0 billion in cash collateral exchanged with financial institutions to secure derivatives designated as net investment hedges of Euro assets principally related to changes in exchange rates between the Euro and the U.S. dollar. For further detail on our 2021 acquisitions and derivatives designated as net investment hedges, see Item 8, Note 6. Acquisitions and Item 8, Note 15. Financial Instruments.

Our capital expenditures were $0.7 billion in 2021 and $0.6 billion in 2020. The 2021 expenditures were primarily related to our ongoing investments in RRPs. We expect total capital expenditures in 2022 of approximately $1.0 billion (including capital expenditures related to our ongoing investment in RRPs), to be funded by operating cash flows.

•Net Cash Used in Financing Activities

Net cash used in financing activities of $12.0 billion for the year ended December 31, 2021, increased by $3.5 billion from the comparable 2020 period. The change was primarily due to the proceeds we received in 2020 from long-term U.S. dollar debt issuances ($3.7 billion), share purchases in 2021 under the new share repurchase program and higher dividend payments, partially offset by lower repayments of long-term debt and lower payments to noncontrolling interests.

Dividends paid in 2021 and 2020 were $7.6 billion and $7.4 billion, respectively.

2020 compared with 2019

For a discussion comparing our net cash activities (operating, investing and financing) for the year ended December 31, 2020, with the year ended December 31, 2019, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Review in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the U.S. Securities and Exchange Commission on February 9, 2021.

Debt and Liquidity

We define cash and cash equivalents as short-term, highly liquid investments, readily convertible to known amounts of cash that mature within a maximum of three months and have an insignificant risk of change in value due to interest rate or credit risk changes. As a policy, we do not hold any investments in structured or equity-linked products. Our cash and cash equivalents are predominantly held with institutions that have investment-grade long-term credit rating. As part of our cash management strategy and in order to manage counterparty exposure, we also enter into reverse repurchase agreements. Such agreements are collateralized with government or corporate securities held by a custodial bank and, at maturity, cash is paid back to PMI, and the collateral is returned to the bank. For 2021 and 2020, the activities for such reverse repurchase agreements were not material.

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

Credit Ratings – The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. At February 10, 2022, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Stable
Fitch	F1	A	Stable

Credit Facilities – On January 28, 2022, we entered into an agreement to amend and extend the term of our $1.8 billion 364-day revolving credit facility from February 1, 2022, to January 31, 2023.

At February 10, 2022, our committed credit facilities were as follows:

(in billions)
Type	Committed Credit Facilities
364-day revolving credit, expiring January 31, 2023	$1.8
Multi-year revolving credit, expiring February 10, 2026(1)	2.0
Multi-year revolving credit, expiring September 29, 2026(2)	2.5
Total facilities	$6.3
(1) On January 28, 2022, we entered into an agreement, effective February 10, 2022, to amend and extend the term of our $2.0 billion multi-year revolving credit facility, for an additional year covering the period February 11, 2026 to February 10, 2027, in the amount of $1.9 billion.
(2) Includes business transformation-linked pricing adjustments that may result in the reduction or increase in both the interest rate and commitment fee under the credit agreement if PMI achieves, or fails to achieve, certain specified targets based on its business transformation goals.

At February 10, 2022, there were no borrowings under the committed credit facilities, and the entire committed amounts were available for borrowing. Subject to market conditions, PMI currently expects to request a further extension of the terms of its $2.5 billion multi-year revolving credit facility for an additional one-year period, in accordance with and subject to the terms and conditions of the relevant revolving credit facility agreement.

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

In addition to the committed credit facilities discussed above, certain of our subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $2.3 billion at December 31, 2021 and approximately $2.7 billion at December 31, 2020, are for the sole use of our subsidiaries. Borrowings under these arrangements and other bank loans amounted to $225 million at December 31, 2021, and $244 million at December 31, 2020.

Commercial Paper Program – We continue to have access to liquidity in the commercial paper market through programs in place in the U.S. and in Europe having an aggregate issuance capacity of $8.0 billion. At December 31, 2021, and December 31, 2020, we had no commercial paper outstanding. The average commercial paper balance outstanding during 2021 and 2020 was $1.1 billion and $1.2 billion, respectively.

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

Our operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of December 31, 2021, 2020 and 2019, were $0.9 billion, $1.2 billion and $0.9 billion, respectively. The net proceeds received are included in cash provided by operating activities in the consolidated statements of cash flows.

For further details, see Item 8, Note 18. Sale of Accounts Receivable to our consolidated financial statements.

Debt – Our total debt was $27.8 billion at December 31, 2021, and $31.5 billion at December 31, 2020. Our total debt is primarily fixed rate in nature. The weighted-average all-in financing cost of our total debt was 2.4% in 2021 and 2020. For further details, including the fair value of our debt, see Item 8, Note 7. Indebtedness. The amount of debt that we can issue is subject to approval by our Board of Directors.

On February 11, 2020, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.

During 2021, we had no public debt issuances.

The weighted-average time to maturity of our long-term debt was approximately 10 years at the end of 2021 and 2020.

Cash Requirements – At December 31, 2021, our material short-term and long-term cash requirements for various contractual obligations and commitments primarily consisted of the following:
•principal payments related to long-term debt and the associated interest payments. For further details, see Item 8, Note 7. Indebtedness to our consolidated financial statements;
•accounts payable and accrued liabilities on our consolidated balance sheet (primarily short-term in nature);
•purchase obligations for inventory and production costs to be utilized in the normal course of business such as raw materials, electronic devices, indirect materials and supplies, packaging, co-manufacturing arrangements, storage and distribution, as well as capital expenditures. These purchase obligations are expected to be approximately $2.7 billion in 2022 and approximately $1.6 billion for years beyond;
•operating lease liabilities, on an undiscounted basis, which were included in our consolidated balance sheets. For further details, see Item 8, Note 21. Leases to our consolidated financial statements; and
•other long-term liabilities mainly related to transition tax. For further details, see Item 8, Note 11. Income Taxes to our consolidated financial statements.

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

•Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including special purpose entities, other than guarantees, and cash requirements discussed above.

Guarantees – At December 31, 2021, we have guarantees of our own performance, which are primarily related to excise taxes on the shipment of our products. There is no liability in the consolidated financial statements associated with these guarantees. These guarantees have not had, and are not expected to have, a significant impact on PMI’s liquidity. In October 2020, we guaranteed an obligation for an equity method investee. For further details, see Item 8, Note 17. Contingencies to our consolidated financial statements.

Equity and Dividends

We discuss our stock awards as of December 31, 2021, in Item 8, Note 9. Stock Plans to our consolidated financial statements.

During 2020 and the first six months of 2021, we did not repurchase any shares under a share repurchase program. On June 11, 2021, our Board of Directors authorized a new share repurchase program of up to $7 billion, with target spending of $5 billion to $7 billion over a three-year period. On July 22, 2021, we began repurchasing shares under this new share repurchase program. From July 22, 2021 through December 31, 2021, we repurchased 8.5 million shares of our common stock at a cost of $785 million.

Dividends paid in 2021 were $7.6 billion. During the third quarter of 2021, our Board of Directors approved a 4.2% increase in the quarterly dividend to $1.25 per common share. As a result, the present annualized dividend rate is $5.00 per common share.

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

The computation estimates were made assuming normal market conditions, using a 95% confidence interval and a one-day holding period using a "parametric delta-gamma" approximation technique to determine the observed interrelationships between movements in interest rates and various currencies and in calculating the risk of the underlying positions in the portfolio. These interrelationships were determined by observing interest rate and forward currency rate movements primarily over the preceding quarter for determining value at risk at December 31, 2021 and 2020, and primarily over each of the four preceding quarters for the calculation of average, high and low value at risk amounts during each year.

	Fair Value Impact
(in millions)	At December 31, 2021	Average	High	Low
Instruments sensitive to:
Foreign currency rates	$24	$36	$45	$24

Interest rates	$217	$200	$217	$179

	Fair Value Impact
(in millions)	At December 31, 2020	Average	High	Low
Instruments sensitive to:
Foreign currency rates	$59	$78	$136	$54

Interest rates	$180	$445	$1,146	$180

The significant year-over-year decrease in "average" and "high" impact on the value at risk computation above was primarily due to an increase in interest rate and foreign currency volatility during the first quarter of 2020 resulting from the impact of the COVID-19 pandemic.

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

Item 8.Financial Statements and Supplementary Data.

Consolidated Statements of Earnings
(in millions of dollars, except per share data)

for the years ended December 31,	2021	2020	2019
Revenues including excise taxes	$82,223	$76,047	$77,921
Excise taxes on products	50,818	47,353	48,116
Net revenues	31,405	28,694	29,805
Cost of sales	10,030	9,569	10,513
Gross profit	21,375	19,125	19,292
Marketing, administration and research costs (Notes 6, 12, 17, 19 & 20)	8,304	7,384	8,695
Amortization of intangibles	96	73	66
Operating income	12,975	11,668	10,531
Interest expense, net (Note 14)	628	618	570
Pension and other employee benefit costs (Note 13)	115	97	89
Earnings before income taxes	12,232	10,953	9,872
Provision for income taxes (Note 11)	2,671	2,377	2,293
Equity investments and securities (income)/loss, net	(149)	(16)	(149)
Net earnings	9,710	8,592	7,728
Net earnings attributable to noncontrolling interests	601	536	543
Net earnings attributable to PMI	$9,109	$8,056	$7,185
Per share data (Note 10):
Basic earnings per share	$5.83	$5.16	$4.61
Diluted earnings per share	$5.83	$5.16	$4.61

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Earnings
(in millions of dollars)

for the years ended December 31,	2021	2020	2019
Net earnings	$9,710	$8,592	$7,728
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $(58) in 2021, $94 in 2020 and $(161) in 2019	58	(1,265)	505
(Gains)/losses transferred to earnings - deconsolidation of RBH, net of income taxes of $0 in 2021, 2020 and 2019 (Note 20)	—	—	502
Change in net loss and prior service cost:
Net gains (losses) and prior service costs, net of income taxes of $(210) in 2021, $139 in 2020 and $247 in 2019	1,055	(726)	(454)
Amortization of net losses, prior service costs and net transition costs, net of income taxes of $(72) in 2021, $(67) in 2020 and $(69) in 2019	323	299	243
(Gains)/losses transferred to earnings - deconsolidation of RBH, net of income taxes of $0 in 2021, $0 in 2020 and $(15) in 2019 (Note 20)	—	—	27
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $(20) in 2021, $13 in 2020 and $2 in 2019	124	(68)	(18)
(Gains) losses transferred to earnings, net of income taxes of $7 in 2021, $0 in 2020 and $3 in 2019	(35)	(20)	(14)
Total other comprehensive earnings (losses)	1,525	(1,780)	791
Total comprehensive earnings	11,235	6,812	8,519
Less comprehensive earnings attributable to:
Noncontrolling interests	522	574	586
Comprehensive earnings attributable to PMI	$10,713	$6,238	$7,933

See notes to consolidated financial statements.

Consolidated Balance Sheets
(in millions of dollars, except share data)

at December 31,	2021	2020
Assets
Cash and cash equivalents	$4,496	$7,280
Trade receivables (less allowances of $70 in 2021 and $23 in 2020)	3,123	2,905
Other receivables (less allowances of $36 in 2021 and $38 in 2020)	817	856
Inventories:
Leaf tobacco	1,642	2,063
Other raw materials	1,652	1,712
Finished product	5,426	5,816
	8,720	9,591
Other current assets	561	860
Total current assets	17,717	21,492
Property, plant and equipment, at cost:
Land and land improvements	565	590
Buildings and building equipment	4,293	4,410
Machinery and equipment	9,275	9,460
Construction in progress	599	449
	14,732	14,909
Less: accumulated depreciation	8,564	8,544
	6,168	6,365
Goodwill (Note 3)	6,680	5,964
Other intangible assets, net (Note 3)	2,818	2,019
Equity investments (Note 4)	4,463	4,798
Deferred income taxes	895	1,410
Other assets (less allowances of $21 in 2021 and $22 in 2020)	2,549	2,767
Total Assets	$41,290	$44,815

See notes to consolidated financial statements.

at December 31,	2021	2020
Liabilities
Short-term borrowings (Note 7)	$225	$244
Current portion of long-term debt (Note 7)	2,798	3,124
Accounts payable	3,331	2,780
Accrued liabilities:
Marketing and selling	811	782
Taxes, except income taxes	6,324	6,403
Employment costs	1,146	1,189
Dividends payable	1,958	1,880
Other	1,637	2,122
Income taxes (Note 11)	1,025	1,091
Total current liabilities	19,255	19,615
Long-term debt (Note 7)	24,783	28,168
Deferred income taxes	726	684
Employment costs	2,968	4,470
Income taxes and other liabilities (Note 11)	1,766	2,509
Total liabilities	49,498	55,446
Contingencies (Note 17)
Stockholders’ (Deficit) Equity
Common stock, no par value (2,109,316,331 shares issued in 2021 and 2020)	—	—
Additional paid-in capital	2,225	2,105
Earnings reinvested in the business	33,082	31,638
Accumulated other comprehensive losses	(9,577)	(11,181)
	25,730	22,562
Less: cost of repurchased stock (559,146,338 and 551,942,600 shares in 2021 and 2020, respectively)	35,836	35,129
Total PMI stockholders’ deficit	(10,106)	(12,567)
Noncontrolling interests	1,898	1,936
Total stockholders’ deficit	(8,208)	(10,631)
Total Liabilities and Stockholders’ (Deficit) Equity	$41,290	$44,815

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(in millions of dollars)

for the years ended December 31,	2021	2020	2019
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net earnings	$9,710	$8,592	$7,728
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	998	981	964
Deferred income tax (benefit) provision	(17)	(143)	(141)
Asset impairment and exit costs, net of cash paid (Note 19)	(22)	(14)	371
Cash effects of changes, net of the effects from acquired companies:
Receivables, net	(198)	26	(331)
Inventories	549	(165)	(548)
Accounts payable	653	406	451
Accrued liabilities and other current assets	623	121	1,108
Income taxes	(260)	(260)	75
Pension plan contributions	(269)	(102)	(200)
Other	200	370	613	(1)
Net cash provided by operating activities	11,967	9,812	10,090
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Capital expenditures	(748)	(602)	(852)
Acquisitions, net of acquired cash (Note 6)	(2,111)	—	—
Equity investments	(34)	(47)	(31)
Deconsolidation of RBH (Note 20)	—	—	(1,346)	(2)
Net investment hedges	466	(551)	386
Other	69	46	32
Net cash used in investing activities	(2,358)	(1,154)	(1,811)

See notes to consolidated financial statements.

for the years ended December 31,	2021	2020	2019
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Short-term borrowing activity by original maturity:
Net issuances (repayments) - maturities of 90 days or less	$—	$(70)	$(364)
Issuances - maturities longer than 90 days	—	45	989
Repayments - maturities longer than 90 days	—	(45)	(989)
Long-term debt proceeds	—	3,713	3,819
Long-term debt repaid	(3,042)	(3,999)	(3,998)
Repurchases of common stock	(775)	—	—
Dividends paid	(7,580)	(7,364)	(7,161)
Payments to noncontrolling interests and Other	(580)	(776)	(357)
Net cash used in financing activities	(11,977)	(8,496)	(8,061)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(417)	258	27
Cash, cash equivalents and restricted cash(3):
Increase (Decrease)	(2,785)	420	245
Balance at beginning of year	7,285	6,865	6,620
Balance at end of year	$4,500	$7,285	$6,865

Cash Paid:
Interest	$716	$728	$800
Income taxes	$2,936	$2,785	$2,430

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

(3) The amounts for cash, cash equivalents and restricted cash shown above include restricted cash of $4 million, $5 million and $4 million as of December 31, 2021, 2020 and 2019, respectively, which were included in other current assets in the consolidated balance sheets.

See notes to consolidated financial statements.

Consolidated Statements of Stockholders' (Deficit) Equity
(in millions of dollars, except per share data)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, January 1, 2019	$—	$1,939	$31,014	$(10,111)	$(35,301)	$1,720	$(10,739)
Net earnings			7,185			543	7,728
Other comprehensive earnings (losses), net of income taxes				219		43	262
Issuance of stock awards		79			81		160
Dividends declared ($4.62 per share)			(7,212)				(7,212)
Payments to noncontrolling interests						(378)	(378)
Deconsolidation of RBH (Note 20)				529			529
Other		1				50	51
Balances, December 31, 2019	—	2,019	30,987	(9,363)	(35,220)	1,978	(9,599)
Net earnings			8,056			536	8,592
Other comprehensive earnings (losses), net of income taxes				(1,818)		38	(1,780)
Issuance of stock awards		69			91		160
Dividends declared ($4.74 per share)			(7,405)				(7,405)
Payments to noncontrolling interests						(602)	(602)
Other		17				(14)	3
Balances, December 31, 2020	—	2,105	31,638	(11,181)	(35,129)	1,936	(10,631)
Net earnings			9,109			601	9,710
Other comprehensive earnings (losses), net of income taxes				1,604		(79)	1,525
Issuance of stock awards		119			78		197
Dividends declared ($4.90 per share)			(7,665)				(7,665)
Payments to noncontrolling interests						(560)	(560)
Common stock repurchased					(785)		(785)
Other		1					1
Balances, December 31, 2021	$—	$2,225	$33,082	$(9,577)	$(35,836)	$1,898	$(8,208)

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1.

Background and Basis of Presentation:

Background

Philip Morris International Inc. is a holding company incorporated in Virginia, U.S.A. (also referred to herein as the U.S., the United States or the United States of America), whose subsidiaries and affiliates and their licensees are primarily engaged in the manufacture and sale of cigarettes and reduced-risk products including heat-not-burn, vapor and oral nicotine products, in markets outside of the United States of America. In addition, during 2021, 2020 and 2019, PMI shipped versions of its Platform 1 device and its consumables authorized by the U.S. Food and Drug Administration ("FDA") to Altria Group, Inc., for sale in the United States under license. For further developments related to the sale of these products in the U.S., see Note 17. Contingencies. Throughout these financial statements, the term "PMI" refers to Philip Morris International Inc. and its subsidiaries.

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

In the third quarter of 2021, the former Latin America & Canada segment was renamed as the Americas segment. Additionally, due to the acquisitions of Fertin Pharma A/S, Vectura Group plc. and OtiTopic, Inc. in the third quarter of 2021, PMI added an Other category. For further details, see Note 6. Acquisitions and Note 12. Segment Reporting.

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

Depreciation

Property, plant and equipment are stated at historical cost and depreciated primarily using the straight-line method over the estimated useful lives of the assets. Machinery and equipment are depreciated primarily over periods ranging from 3 to 15 years, and buildings and building improvements primarily over periods up to 40 years.

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

Leases

PMI determines that a contract contains a lease if the contract conveys a right to control the use of the identified asset for a period of time in exchange for consideration. Operating lease expense is recognized on a straight-line basis over the lease term. Finance lease expense is amortized based on production activity or the lease term. Lease expense is recorded in cost of sales or marketing, administration and research costs depending on the nature of the leased item. At lease commencement, PMI recognizes lease liabilities and the corresponding right-of-use assets (at the present value of future payments) for predominately all of its leases. The recognition of the right-of-use asset and lease liability includes renewal options when it is reasonably certain that they will be exercised. Certain of PMI’s leases include payments that are based on changes to an index or on actual usage. These lease payments are adjusted periodically and are included within variable lease costs. PMI accounts for lease and nonlease components as a single-lease component with the exception of its vehicle leases, of which PMI accounts for the lease components separately from the nonlease components. Additionally, leases with an initial term of 12 months or less are not included in the right-of-use asset or lease liability on the consolidated statement of financial position.

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

Revenue recognition

PMI recognizes revenue primarily through the manufacture and sale of cigarettes and reduced-risk products, including heat-not-burn, vapor and oral nicotine products. The majority of PMI revenues are generated by sales through direct and indirect distribution networks with short-term payment conditions and where control is typically transferred to the customer either upon shipment or delivery of goods. PMI evaluates the transfer of control through evidence of the customer’s receipt and acceptance, transfer of title, PMI’s right to payment for those products and the customer’s ability to direct the use of those products upon receipt. Typically, PMI’s performance obligations are satisfied and revenue is recognized either upon shipment or delivery of goods.

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

Research and Development and Acquired In-Process Research and Development ("IPR&D")

Research and development costs are expensed as incurred.

In a business combination, the fair value of IPR&D acquired is initially capitalized and accounted for as indefinite-lived intangible assets until completion or abandonment of the projects. Upon completion, a determination as to the useful life is performed and the intangible asset is accounted for as a definite-lived intangible asset. Both the indefinite and definite-lived intangible assets are subject to impairment testing annually or more frequently if indicators exist. In an asset acquisition, the initial cost to acquire the IPR&D is expensed in the consolidated statements of earnings when the project has no alternative future use. PMI records these costs within marketing, administration and research costs in its consolidated statements of earnings.

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

Note 3.

Goodwill and Other Intangible Assets, net:

The movements in goodwill were as follows:

(in millions)	European Union	Eastern Europe	Middle East & Africa	South & Southeast Asia	East Asia & Australia	Americas	Other	Total
Balances at January 1, 2020	$1,338	$300	$89	$2,898	$551	$682	$—	$5,858
Changes due to:
Currency	96	17	(3)	17	8	(29)	—	106
Balances, December 31, 2020	1,434	317	86	2,915	559	653	—	5,964
Changes due to:
Acquisitions	30	—	—	—	—	—	968	998
Currency	(91)	(22)	(7)	(87)	(20)	(42)	(13)	(282)
Balances, December 31, 2021	$1,373	$295	$79	$2,828	$539	$611	$955	$6,680

The increase in goodwill in 2021 was due primarily to the preliminary purchase price allocation of PMI's business combinations. For further details on these business combinations, see Note 6. Acquisitions.

At December 31, 2021, goodwill primarily reflects PMI’s business combinations in Colombia, Greece, Indonesia, Mexico, Pakistan, the Philippines and Serbia, as well as the preliminary purchase price allocation of Fertin Pharma A/S and Vectura Group plc., which were acquired in September 2021.

Details of other intangible assets were as follows:

		December 31, 2021			December 31, 2020
(in millions)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizable intangible assets		$1,312		$1,312	$1,289		$1,289
Amortizable intangible assets:
Trademarks	12 years	1,201	$639	562	1,233	$594	639
Developed technology, including patents	12 years	859	63	796	93	41	52
Other(1)	12 years	238	90	148	126	87	39
Total other intangible assets		$3,610	$792	$2,818	$2,741	$722	$2,019
(1) Primarily includes distribution networks and customer relationships.

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia and Mexico. The increase since December 31, 2020, was due to the preliminary purchase price allocation associated with PMI's business combinations in 2021

(primarily in-process research and development ("IPR&D")) in the amount of $53 million, partially offset by currency movements of ($30 million). For further details, see Note 6. Acquisitions.

The increase in the gross carrying amount of amortizable intangible assets from December 31, 2020, was due to the preliminary purchase price allocation associated with PMI's business combinations in 2021 (primarily developed technology and customer relationships) in the amount of $917 million, partially offset by currency movements of ($71 million).

The change in the accumulated amortization from December 31, 2020 was mainly due to the 2021 amortization of $96 million, partially offset by currency movements of ($26 million).

Amortization expense for each of the next five years (including PMI's 2021 acquisitions of Fertin Pharma A/S and Vectura Group plc.) is estimated to be $152 million or less, assuming no additional transactions occur that require the amortization of intangible assets.

During the second quarter of 2021, PMI completed its annual review of goodwill and non-amortizable intangible assets for potential impairment, and no impairment charges were required as a result of this review.

Note 4.

Related Parties - Equity Investments and Other:

Equity Method Investments:

At December 31, 2021 and 2020, PMI had total equity method investments of $879 million and $966 million, respectively. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses, dividends, capital contributions, changes in ownership interests and movements in currency translation adjustments. The carrying value of our equity method investments at December 31, 2021 and 2020, exceeded our share of the investees' book value by $764 million and $773 million, respectively. The difference between the investment carrying value and the amount of underlying equity in net assets, excluding $728 million and $745 million attributable to goodwill as of December 31, 2021 and 2020, respectively, which consists primarily of definite-lived intangible assets is being amortized on a straight-line basis. At December 31, 2021 and 2020, PMI received year-to-date dividends from equity method investees of $176 million and $79 million, respectively.

PMI holds a 23% equity interest in Megapolis Distribution BV, the holding company of CJSC TK Megapolis, PMI's distributor in Russia (Eastern Europe segment).

PMI holds a 49% equity interest in United Arab Emirates-based Emirati Investors-TA (FZC) (“EITA”). PMI holds an approximate 25% economic interest in Société des Tabacs Algéro-Emiratie (“STAEM”), an Algerian joint venture that is 51% owned by EITA and 49% by the Algerian state-owned enterprise Management et Développement des Actifs et des Ressources Holding ("MADAR Holding"), which manufactures and distributes under license some of PMI’s brands (Middle East & Africa segment).

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

The fair value of PMI’s other equity securities, which have been classified within Level 1, was $283 million and $256 million for the years ending December 31, 2021 and 2020, respectively. Unrealized pre-tax gains (losses) of $19 million and $(76) million ($15 million and $(60) million net of tax) on these equity securities were recorded in the consolidated statements of earnings for the years ended December 31, 2021 and 2020, respectively. For a description of the fair value hierarchy and the three levels of inputs used to measure fair values, see Note 2. Summary of Significant Accounting Policies.

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

Financial activity with the above related parties:

PMI’s net revenues and expenses with the above related parties were as follows:

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Net revenues
Megapolis Group	$2,207	$2,174	$2,236
Other	1,123	1,059	1,015
Net revenues (a)	$3,330	$3,233	$3,251

Expenses:
Other	$69	$51	$63
Expenses	$69	$51	$63
(a) Net revenues exclude excise taxes and VAT billed to customers.

PMI’s balance sheet activity with the above related parties was as follows:

	At December 31,
(in millions)	2021	2020
Receivables:
Megapolis Group	$319	$209
Other	199	156
Receivables	$518	$365

Payables:
Other	$25	$13
Payables	$25	$13
The activities with the above related parties are in the ordinary course of business, and are primarily for distribution, service fees, contract manufacturing and license agreements. PMI eliminated its respective share of all significant intercompany transactions with the equity method investees.

Note 5.

Product Warranty:

PMI's heat-not-burn devices and e-vapor products are subject to standard product warranties generally for a period of 12 months from the date of purchase or such other periods as required by law. PMI generally provides in cost of sales for the estimated cost of warranty in the period the related revenue is recognized. PMI assesses the adequacy of its accrued product warranties and adjusts the amounts as necessary based on actual experience and changes in future estimates. Factors that affect product warranties may vary across markets but typically include device version mix, product failure rates, logistics and service delivery costs, and warranty policies. PMI accounts for its product warranties within other accrued liabilities. At December 31, 2021 and December 31, 2020, these amounts were as follows:

	At December 31,
(in millions)	2021	2020
Balance at beginning of period	$137	$140
Changes due to:
Warranties issued	154	242
Settlements	(177)	(254)
Currency/Other	(1)	9
Balance at end of period	$113	$137

Note 6.

Acquisitions:

Business Combinations

AG Snus - On May 6, 2021, PMI acquired 100% of AG Snus Aktieselskab ("AG Snus"), a company based in Denmark, and its Swedish subsidiary Tobacco House of Sweden AB fully owned by AG Snus, which operates in the oral tobacco (i.e. snus) and modern oral (i.e. nicotine pouches) product categories. The purchase price was $28 million in cash, net of cash acquired, with additional contingent payments of up to $10 million, primarily relating to product development and performance targets over a less than two-year period. The operating results of AG Snus are included in the European Union segment, and were not material.

Fertin Pharma – On September 15, 2021, PMI acquired 100% of Fertin Pharma A/S (“Fertin Pharma”), a company based in Denmark. Fertin Pharma is a developer and manufacturer of pharmaceutical and well-being products based on oral and intra-oral delivery systems. The acquisition was funded with existing cash. The total consideration of $821 million (DKK 5.2 billion) included cash of $580 million and the payment of $241 million related to the settlement of Fertin Pharma’s indebtedness. The purchase price of $821 million was preliminarily allocated to cash ($24 million), current assets including receivables and inventories ($69 million), non-current assets including property, plant and equipment ($228 million), goodwill ($378 million), and other intangible assets ($245 million, which primarily consisted of customer relationships, developed technology, and in-process research and development ("IPR&D")), partially offset by current liabilities ($44 million, which primarily consisted of accrued liabilities and accounts payable) and non-current liabilities ($79 million, primarily deferred income tax). Goodwill is primarily attributable to future growth opportunities provided by acquired R&D capabilities and any intangibles that did not qualify for separate recognition. The amortizable intangible assets are being amortized over their estimated useful lives of 8 to 19 years. Subsequent to the acquisition date, PMI made certain measurement period adjustments to the preliminary purchase price allocation, which resulted in an increase to goodwill of $41 million. The increase was primarily due to a decrease in other intangible assets ($82 million), partially offset by a decrease in deferred income tax liabilities ($21 million), and an increase in property, plant and equipment ($19 million). The purchase price allocation is preliminary and continues to be subject to refinement. PMI is evaluating the deductibility of goodwill for income tax purposes. Fertin Pharma's results of operations from the acquisition date through December 31, 2021 were included in PMI's consolidated statements of earnings, and were not material.

Vectura – During the third quarter and up to September 15, 2021, PMI acquired a controlling interest of 74.77% of the total issued shares in Vectura Group plc (“Vectura”), an inhaled therapeutics company based in the United Kingdom. The shares were acquired through a series of open market purchases and acceptances of the tender offer at a price of 165 pence per share. As a result of additional acceptances of the offer and the exercise of the right to acquire compulsorily the Vectura shares, in accordance with the applicable English law, PMI completed the acquisition of 100% of Vectura in the fourth quarter of 2021. The acquisition was funded with existing cash from a designated account operated solely for the purpose of funding this acquisition.

The total purchase price of $1,384 million (GBP 1.0 billion) for 100% of the Vectura shares was preliminarily allocated to cash ($136 million), current assets including receivables and inventories ($89 million), non-current assets including property, plant and equipment ($67 million), goodwill ($590 million), and other intangible assets ($719 million, which primarily consisted of developed technology, and IPR&D), partially offset by current liabilities ($100 million, primarily accrued liabilities), and non-current liabilities ($117 million, primarily deferred income tax). Goodwill is primarily attributable to future growth opportunities provided by acquired R&D capabilities and any intangibles that did not qualify for separate recognition. The amortizable intangible assets are being amortized over their estimated useful lives of 3 to 15 years. Subsequent to the acquisition date, PMI made certain measurement period adjustments to the preliminary purchase price allocation, which resulted in a decrease to goodwill of $115 million. The decrease was primarily due to increase in other intangible assets ($73 million), and a decrease in deferred income tax liabilities ($22 million). The purchase price allocation is preliminary and continues to be subject to refinement. PMI is evaluating the deductibility of goodwill for income tax purposes. Vectura's results of operations from September 15, 2021 through December 31, 2021 were included in PMI's consolidated statements of earnings, and were not material.

Pro forma results of operations for the above business combinations have not been presented as the aggregate impact is not material to PMI's consolidated statements of earnings.

PMI elected to early adopt ASU No. 2021-08 “Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which did not have a material impact on PMI’s consolidated operating results, statement of financial position or cash flows.

Asset Acquisition

On August 9, 2021, PMI acquired 100% of OtiTopic, Inc., a U.S. respiratory drug development company with a late-stage dry powder inhalation aspirin treatment for acute myocardial infarction. The transaction price was $38 million in cash, plus transaction costs, with additional contingent payment of $13 million, primarily related to certain key milestones that PMI deemed probable. Additionally, PMI may owe up to $25 million in future additional contingent payments dependent upon the achievement of certain milestones. PMI accounted for this transaction as an asset acquisition since the IPR&D of the dry powder inhalation aspirin treatment represented substantially all of the fair value of the gross assets acquired. At the date of acquisition, PMI determined that the acquired IPR&D had no alternative future use. As a result, PMI recorded a charge of $51 million to research and development costs within marketing, administration and research costs in the consolidated statements of earnings for the year ended December 31, 2021.

While PMI builds and organizes its future capabilities in wellness and healthcare, Fertin Pharma, Vectura and OtiTopic are considered separate operating segments with their operating results included in the Other category. For additional information see Note 12. Segment Reporting.

Note 7.

Indebtedness:

Short-Term Borrowings

At December 31, 2021 and 2020, PMI’s short-term borrowings and related average interest rates consisted of the following:

	December 31, 2021		December 31, 2020
(in millions)	Amount Outstanding	Average Year-End Rate	Amount Outstanding	Average Year-End Rate
Commercial paper	$—	—%	$—	—%
Bank loans	225	12.0	244	5.3
	$225		$244
Given the mix of subsidiaries and their respective local economic environments, the average interest rate for bank loans above can vary significantly from day to day and country to country.

The fair values of PMI’s short-term borrowings at December 31, 2021 and 2020, based upon current market interest rates, approximate the amounts disclosed above.

Long-Term Debt

At December 31, 2021 and 2020, PMI’s long-term debt consisted of the following:

	December 31,
(in millions)	2021	2020
U.S. dollar notes, 0.875% to 6.375% (average interest rate 3.245%), due through 2044	$19,397	$21,221
Foreign currency obligations:
Euro notes, 0.125% to 3.125% (average interest rate 1.995%), due through 2039	7,687	9,253
Swiss franc notes, 1.625%, due 2024	273	622
Other (average interest rate 3.329%), due through 2029 (a)	224	196
Carrying value of long-term debt	27,581	31,292
Less current portion of long-term debt	2,798	3,124
	$24,783	$28,168
(a) Includes mortgage debt in Switzerland as well as $71 million and $37 million in finance leases at December 31, 2021 and 2020, respectively.

The fair value of PMI’s outstanding long-term debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. At December 31, 2021 and 2020 the fair value of PMI's outstanding long-term debt, excluding the aforementioned finance leases, was as follows:

	December 31,
(in millions)	2021	2020
Level 1	$29,597	$35,227
Level 2	165	177

For a description of the fair value hierarchy and the three levels of inputs used to measure fair values, see Note 2. Summary of Significant Accounting Policies.

Debt Issuances Outstanding:

PMI’s debt issuances outstanding at December 31, 2021, were as follows:

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

On January 18, 2022, PMI redeemed all of its outstanding 2.625% U.S. dollar notes due February 18, 2022. As of December 31, 2021, $500 million aggregate principal amount of the U.S. dollar notes were outstanding. The pre-tax loss related to this debt extinguishment, which was not material, will be included in Interest expense, net on PMI’s condensed consolidated statements of earnings for the three months ended March 31, 2022.

Aggregate maturities:
Aggregate maturities of long-term debt are as follows:

(in millions)
2022	$2,798
2023	2,371
2024	3,318
2025	2,351
2026	3,199
2027-2031	4,666
2032-2036	1,132
Thereafter	7,965
27,800
Debt discounts	(219)
Total long-term debt	$27,581

Credit Facilities

At December 31, 2021, PMI’s total committed credit facilities were as follows:

Type (in billions)	Committed Credit Facilities
364-day revolving credit, expiring February 1, 2022	$1.8
Multi-year revolving credit, expiring February 10, 2026	2.0
Multi-year revolving credit, expiring September 29, 2026(1)	2.5
Total facilities	$6.3
(1) Includes pricing adjustments that may result in the reduction or increase in both the interest rate and commitment fee under the credit agreement if PMI achieves, or fails to achieve, certain specified targets.

At December 31, 2021, there were no borrowings under these committed credit facilities, and the entire committed amounts were available for borrowing.

These facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require PMI to post collateral.

On January 28, 2022, PMI entered into an agreement to amend and extend the term of its $1.8 billion 364-day revolving credit facility from February 1, 2022, to January 31, 2023. On January 28, 2022, PMI also entered into an agreement, effective February 10, 2022, to amend and extend the term of its $2.0 billion multi-year revolving credit facility, for an additional year covering the period February 11, 2026 to February 10, 2027, in the amount of $1.9 billion.

In addition to the committed credit facilities discussed above, certain subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $2.3 billion at December 31,

2021, and approximately $2.7 billion at December 31, 2020, are for the sole use of the subsidiaries. Borrowings under these arrangements and other bank loans amounted to $225 million at December 31, 2021, and $244 million at December 31, 2020.

Note 8.

Capital Stock:

Shares of authorized common stock are 6.0 billion; issued, repurchased and outstanding shares were as follows:

	Shares Issued	Shares Repurchased	Shares Outstanding
Balances, January 1, 2019	2,109,316,331	(554,736,610)	1,554,579,721
Issuance of stock awards		1,314,942	1,314,942
Balances, December 31, 2019	2,109,316,331	(553,421,668)	1,555,894,663
Issuance of stock awards		1,479,068	1,479,068
Balances, December 31, 2020	2,109,316,331	(551,942,600)	1,557,373,731
Repurchase of shares		(8,514,629)	(8,514,629)
Issuance of stock awards		1,310,891	1,310,891
Balances, December 31, 2021	2,109,316,331	(559,146,338)	1,550,169,993

On June 11, 2021, PMI's Board of Directors authorized a new share repurchase program of up to $7 billion, with target spending of $5 billion to $7 billion over a three-year period. On July 22, 2021, PMI began repurchasing shares under this new share repurchase program. From July 22, 2021 through December 31, 2021, PMI repurchased 8.5 million shares of its common stock at a cost of $785 million.

At December 31, 2021, 23,461,358 shares of common stock were reserved for stock awards under PMI’s stock plans, and 250 million shares of preferred stock, without par value, were authorized but unissued. PMI currently has no plans to issue any shares of preferred stock.

Note 9.

Stock Plans:

In May 2017, PMI’s shareholders approved the Philip Morris International Inc. 2017 Performance Incentive Plan (the “2017 Plan”). Under the 2017 Plan, PMI may grant to eligible employees restricted shares and restricted share units, performance-based cash incentive awards and performance-based equity awards. Up to 25 million shares of PMI’s common stock may be issued under the 2017 Plan. At December 31, 2021, shares available for grant under the 2017 Plan were 14,832,141.

In May 2017, PMI’s shareholders also approved the Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors (the “2017 Non-Employee Directors Plan”). A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the 2017 Non-Employee Directors Plan. At December 31, 2021, shares available for grant under the plan were 914,413.

Restricted share unit (RSU) awards

PMI may grant RSU awards to eligible employees; recipients may not sell, assign, pledge or otherwise encumber such awards. Such awards are subject to forfeiture if certain employment conditions are not met. RSU awards generally vest on the third anniversary of the grant date. RSU awards do not carry voting rights, although they do earn dividend equivalents.

During 2021, the activity for RSU awards was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at January 1, 2021	4,098,240	$86.21
Granted	2,020,860	82.17
Vested	(1,256,441)	96.01
Forfeited	(221,895)	82.97
Balance at December 31, 2021	4,640,764	$81.96

During the years ended December 31, 2021, 2020 and 2019, the grant date fair value of the RSU awards granted to PMI employees and the recorded compensation expense related to RSU awards were as follows:

(in millions, except per RSU award granted)	Total Grant Date Fair Value of RSU Awards Granted	Weighted-Average Grant Date Fair Value Per RSU Award Granted	Compensation Expense related to RSU Awards
2021	$166	$82.17	$139
2020	$148	$85.79	$129
2019	$133	$77.28	$118

The fair value of the RSU awards at the date of grant is amortized to expense over the restriction period, typically three years after the date of the award, or upon death, disability or reaching the age of 58. As of December 31, 2021, PMI had $144 million of total unrecognized compensation costs related to non-vested RSU awards. These costs are expected to be recognized over a weighted-average period of approximately seventeen months, or upon death, disability or reaching the age of 58.

During the years ended December 31, 2021, 2020 and 2019, share and fair value information for PMI RSU awards that vested were as follows:

(dollars in millions)	Shares of RSU Awards that Vested	Grant Date Fair Value of Vested Shares of RSU Awards	Total Fair Value of RSU Awards that Vested
2021	1,256,441	$121	$111
2020	1,206,871	$117	$102
2019	1,126,057	$101	$95

Performance share unit (PSU) awards

PMI may grant PSU awards to certain executives; recipients may not sell, assign, pledge or otherwise encumber such awards. The PSU awards require the achievement of certain performance factors, which are predetermined at the time of grant, typically over a three-year performance cycle. The performance metrics for such PSU's granted during 2021 and 2020 consisted of PMI's Total Shareholder Return ("TSR") relative to a predetermined peer group and on an absolute basis (40% weight), PMI’s currency-neutral compound annual adjusted diluted earnings per share growth rate (30% weight), and PMI’s performance against specific measures of PMI’s transformation, defined as net revenues from PMI's RRPs and any other non-combustible products as a percentage of PMI's total net revenues in the last year of the performance cycle (30% weight). The performance metrics for such PSUs granted during 2019 consisted of PMI’s TSR relative to a predetermined peer group and on an absolute basis (50% weight), PMI’s currency-neutral compound annual adjusted operating income growth rate, excluding acquisitions (30% weight), and PMI’s performance against specific measures of PMI’s transformation (20% weight).

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

During 2021, the activity for PSU awards was as follows:

	Number of Shares	Grant Date Fair Value Subject to Other Performance Factors	Grant Date Fair Value Subject to TSR Performance Factor
		(Per Share)	(Per Share)
Balance at January 1, 2021	1,472,800	$86.76	$90.48
Granted	574,410	81.86	106.93
Vested	(189,839)	100.69	118.98
Forfeited	(320,351)	97.76	72.55
Balance at December 31, 2021	1,537,020	$82.14	$96.25

During the years ended December 31, 2021, 2020 and 2019, the grant date fair value of the PSU awards granted to PMI employees and the recorded compensation expense related to PSU awards were as follows:

(in millions, except per PSU award granted)	PSU Grant Date Fair Value Subject to Other Performance Factors		PSU Grant Date Fair Value Subject to TSR Performance Factor		Compensation Expense related to PSU Awards
	Total	Per PSU Award	Total	Per PSU Award	Total
2021	$28	$81.86	$25	$106.93	$71
2020	$28	$86.04	$28	$80.36	$38
2019	$30	$77.23	$21	$83.59	$54

The grant date fair value of the PSU awards subject to the other performance factors was determined by using the average of the high and low market price of PMI’s stock at the date of the grant. The grant date fair value of the PSU market-based awards subject to the TSR performance factor was determined by using the Monte Carlo simulation model. The following assumptions were used to determine the grant date fair value of the PSU awards subject to the TSR performance factor for the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended December 31,
	2021	2020	2019
Risk-free interest rate (a)	0.2%	1.4%	2.4%
Expected volatility (b)	31.7%	23.5%	21.4%

(a) Based on the U.S. Treasury yield curve.
(b) Determined using the observed historical volatility.

The fair value of the PSU award at the date of grant is amortized to expense over the performance period, which is typically three years after the date of the award, or upon death, disability or reaching the age of 58. As of December 31, 2021, PMI had $48 million of total unrecognized compensation cost related to non-vested PSU awards. This cost is recognized over a weighted-average performance cycle period of approximately seventeen months, or upon death, disability or reaching the age of 58.

During the years ended December 31, 2021, 2020 and 2019, share and fair value information for PMI PSU awards that vested were as follows:

(dollars in millions)	Shares of PSU Awards that Vested	Grant Date Fair Value of Vested Shares of PSU Awards	Total Fair Value of PSU Awards that Vested
2021	189,839	$21	$16
2020	343,806	$35	$30
2019	330,616	$32	$28

Note 10.

Earnings per Share:

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and therefore are included in PMI’s earnings per share calculation pursuant to the two-class method.

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Net earnings attributable to PMI	$9,109	$8,056	$7,185
Less distributed and undistributed earnings attributable to share-based payment awards	26	20	17
Net earnings for basic and diluted EPS	$9,083	$8,036	$7,168
Weighted-average shares for basic EPS	1,558	1,557	1,555
Plus contingently issuable performance stock units (PSUs)	1	1	1
Weighted-average shares for diluted EPS	1,559	1,558	1,556

For the 2021, 2020 and 2019 computations, there were no antidilutive stock awards.

Note 11.

Income Taxes:

Earnings before income taxes and provision for income taxes consisted of the following for the years ended December 31, 2021, 2020 and 2019:

(in millions)	2021	2020	2019
Earnings before income taxes	$12,232	$10,953	$9,872
Provision for income taxes:
United States federal and state:
Current	$73	$(80)	$17
Deferred	27	53	24
Total United States	100	(27)	41
Outside United States:
Current	2,616	2,600	2,417
Deferred	(45)	(196)	(165)
Total outside United States	2,571	2,404	2,252
Total provision for income taxes	$2,671	$2,377	$2,293

On March 11, 2021, the American Rescue Plan Act of 2021 ("the Act") was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. As of December 31, 2021, PMI has determined that the Act had no significant impact on PMI's effective tax rate.

On July 20, 2020, the U.S. Department of the Treasury and the Internal Revenue Service released final and proposed regulations under the Global Intangible Low-Taxed Income (“GILTI”) and other provisions of the Internal Revenue Code. PMI has analyzed these elective regulations and recorded the impact in its consolidated financial statements, as described below.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act and, on December 27, 2020, the Consolidated Appropriations Act, 2021 (“U.S. COVID-19 Acts”) were signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. In addition, governments around the world have enacted or implemented various forms of tax relief measures in response to the economic conditions in the wake of COVID-19. PMI has determined that neither the U.S. COVID-19 Acts nor changes to income tax laws or regulations in other jurisdictions had a significant impact on PMI’s effective tax rate, with the exception of the 2020 corporate income tax rate reduction in Indonesia.

At December 31, 2017, PMI recorded a one-time transition tax liability on its accumulated foreign earnings, which is payable over an eight-year period beginning in 2018. At December 31, 2021 and December 31, 2020, $0.9 billion and $1.1 billion of PMI's remaining long-term portion of transition tax liability, respectively, was recorded in "income taxes and other liabilities" on PMI's consolidated balance sheets.

At December 31, 2021 and 2020, U.S. federal and foreign deferred income taxes have been provided on all accumulated earnings of PMI's foreign subsidiaries.

PMI is regularly examined by tax authorities around the world and is currently under examination in a number of jurisdictions. The U.S. federal statute of limitations remains open for the years 2017 and onward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years. Years still open to examination by foreign tax authorities in major jurisdictions include Germany (2015 onward), Indonesia (2014 onward), Russia (2019 onward) and Switzerland (2017 onward).

In October 2021, a subsidiary of PMI in Indonesia, PT Hanjaya Mandala Sampoerna Tbk ("HMS"), received a tax assessment in the amount of 3.8 trillion Indonesian rupiah (approximately $260 million) primarily relating to corporate income taxes on domestic and other intercompany transactions for the years 2017 to 2019. HMS paid the assessment in the fourth quarter of 2021 in order to avoid potential penalties and filed an objection letter with the tax office in January 2022. The amount paid was included in other assets in PMI’s consolidated balance sheets at December 31, 2021 and negatively impacted net cash provided by operating activities in the consolidated statements of cash flows in the period of payment.

It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a change in unrecognized tax benefits, along with related interest and penalties. An estimate of any possible change cannot be made at this time.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

(in millions)	2021	2020	2019
Balance at January 1,	$72	$63	$56
Additions based on tax positions related to the current year	12	11	10
Additions for tax positions of previous years	15	1	1
Reductions for tax positions of prior years	(1)	(4)	(2)
Reductions due to lapse of statute of limitations	(3)	(1)	(1)
Settlements	—	—	—
Other	(6)	2	(1)
Balance at December 31,	$89	$72	$63

Unrecognized tax benefits and PMI’s liability for contingent income taxes, interest and penalties were as follows:

(in millions)	December 31, 2021	December 31, 2020	December 31, 2019
Unrecognized tax benefits	$89	$72	$63
Accrued interest and penalties	18	17	16
Tax credits and other indirect benefits	(7)	(9)	(12)
Liability for tax contingencies	$100	$80	$67

The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $82 million at December 31, 2021. The remainder, if recognized, would principally affect deferred taxes.

For the years ended December 31, 2021, 2020 and 2019, PMI recognized income (expense) in its consolidated statements of earnings of $(3) million, $(1) million and $(4) million, respectively, related to interest and penalties associated with uncertain tax positions.

The effective income tax rate on pre-tax earnings differed from the U.S. federal statutory rate for the following reasons for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
U.S. federal statutory rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Foreign rate differences	(0.3)	0.6	1.8
Dividend repatriation cost	0.6	0.4	(0.5)
Global intangible low-taxed income	0.8	0.1	1.4
U.S. state taxes	0.2	0.2	0.7
Foreign derived intangible income	(0.7)	(0.6)	(1.2)
Other	0.2	—	—
Effective tax rate	21.8%	21.7%	23.2%

The 2021 effective tax rate increased 0.1 percentage point to 21.8%. The change in the effective tax rate for 2021, as compared to 2020, was unfavorably impacted by repatriation cost differences and foreign tax credit limitations related to GILTI, partially offset by the corporate income tax rate reduction in the Philippines (enacted in the first quarter of 2021) and changes in earnings mix by taxing jurisdiction.

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

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following:

	At December 31,
(in millions)	2021	2020
Deferred income tax assets:
Accrued postretirement and postemployment benefits	$234	$225
Accrued pension costs	392	720
Inventory(1)	177	232
Accrued liabilities	168	182
Net operating loss carryforwards and tax credits	408	351
Foreign exchange	—	27
Other	112	124
Total deferred income tax assets	1,491	1,861
Less: valuation allowance	(239)	(250)
Deferred income tax assets, net of valuation allowance	1,252	1,611
Deferred income tax liabilities:
Trade names	(591)	(374)
Property, plant and equipment	(140)	(200)
Unremitted earnings	(206)	(311)
Foreign exchange	(146)	—
Total deferred income tax liabilities	(1,083)	(885)
Net deferred income tax assets	$169	$726
(1)Includes deferred tax charges of $153 million and $209 million in 2021 and 2020, respectively, related to intercompany transactions.

At December 31, 2021, PMI recorded deferred tax assets for net operating loss carryforwards and tax credits of $408 million, with varying dates of expiration, primarily after 2026, including $183 million with an unlimited carryforward period. At December 31, 2021, PMI has recorded a valuation allowance of $239 million against deferred tax assets that do not meet the more-likely-than not recognition threshold.

At December 31, 2020, PMI recorded deferred tax assets for net operating loss carryforwards of $351 million, with varying dates of expiration, primarily after 2025, including $79 million with an unlimited carryforward period. At December 31, 2020, PMI has recorded a valuation allowance of $250 million against deferred tax assets that do not meet the more-likely-than-not recognition threshold.

Note 12.

Segment Reporting:

PMI’s subsidiaries and affiliates are primarily engaged in the manufacture and sale of cigarettes and RRPs, including heat-not-burn, vapor and oral nicotine products, in markets outside of the United States of America. PMI's segments are generally organized by geographic region and managed by segment managers who are responsible for the operating and financial results of the regions inclusive of combustible and reduced-risk product categories sold in the region. PMI currently has six geographical segments: the European Union; Eastern Europe; Middle East & Africa; South & Southeast Asia; East Asia & Australia; and Americas; as well as an Other category. Other consists of the 2021 acquisitions of Fertin Pharma A/S, Vectura Group plc. and OtiTopic, Inc. For further details on these acquisitions, see Note 6. Acquisitions. PMI records net revenues and operating income to its geographical segments based upon the geographic area in which the customer resides. Revenues from shipments of Platform 1 devices, heated tobacco units and accessories to Altria Group, Inc. for sale under license in the United States are included in net revenues of the Americas segment.

PMI’s chief operating decision maker evaluates geographical segment performance and allocates resources based on regional operating income, which includes results from all product categories sold in each region. Business operations in the Other category are managed and evaluated separately. Interest expense, net, and provision for income taxes are centrally managed and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by management. Information about total assets by segment is not disclosed because such information is not reported to or used by PMI’s chief operating decision maker. Segment goodwill and other intangible assets, net, are disclosed in Note 3. Goodwill and Other Intangible Assets, net. The accounting policies of the segments are the same as those described in Note 2. Summary of Significant Accounting Policies.
PMI disaggregates its net revenue from contracts with customers by both geographic location and product category for each of PMI's six geographical segments. For the 2021 acquisitions discussed above, net revenues from contracts with customers are included in the Other category. PMI believes this best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors.

Net revenues by geographic segment and Other category were as follows:

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Net revenues:
European Union	$12,275	$10,702	$9,817
Eastern Europe	3,544	3,378	3,282
Middle East & Africa	3,293	3,088	4,042
South & Southeast Asia	4,396	4,396	5,094
East Asia & Australia	5,953	5,429	5,364
Americas	1,843	1,701	2,206
Other	101	—	—
Net revenues	$31,405	$28,694	$29,805

Total net revenues attributable to customers located in Japan, PMI's largest market in terms of net revenues, were $4.6 billion, $4.1 billion and $3.9 billion in 2021, 2020 and 2019, respectively. PMI had one customer in the East Asia & Australia segment that accounted for 15%, 14% and 13% of PMI’s consolidated net revenues, and one customer in the European Union segment that accounted for 13%, 11% and 10% of PMI’s consolidated net revenues in 2021, 2020 and 2019, respectively.

PMI's net revenues by product category were as follows:

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Combustible products:
European Union	$8,211	$8,053	$8,093
Eastern Europe	2,240	2,250	2,438
Middle East & Africa	3,148	3,031	3,721
South & Southeast Asia	4,385	4,395	5,094
East Asia & Australia	2,414	2,468	2,693
Americas	1,790	1,670	2,179
Total combustible products	$22,190	$21,867	$24,218
Reduced-risk products:
European Union	$4,064	$2,649	$1,724
Eastern Europe	1,304	1,128	844
Middle East & Africa	145	57	321
South & Southeast Asia	11	1	—
East Asia & Australia	3,539	2,961	2,671
Americas	53	31	27
Total reduced-risk products	$9,115	$6,827	$5,587
Other:
Other	$101	$—	$—
Total PMI net revenues	$31,405	$28,694	$29,805
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

Net revenues in the Other category primarily consist of operating revenues generated from the sale of inhaled therapeutics, and oral and intra-oral delivery systems resulting from the third quarter 2021 acquisitions of Fertin Pharma A/S, Vectura Group plc. and OtiTopic, Inc.

Operating income (loss) by geographic segment and Other category were as follows:

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Operating income (loss):
European Union	$6,119	$5,098	$3,970
Eastern Europe	1,213	871	547
Middle East & Africa	1,146	1,026	1,684
South & Southeast Asia	1,506	1,709	2,163
East Asia & Australia	2,556	2,400	1,932
Americas	487	564	235
Other	(52)	—	—
Operating income	$12,975	$11,668	$10,531

Items affecting the comparability of results from operations were as follows:

•Asset impairment and exit costs - See Note 19. Asset Impairment and Exit Costs for details of the $216 million, $149 million and $422 million pre-tax charges for the year ended December 31, 2021, 2020 and 2019, respectively, as well as a breakdown of these costs by segment.
•Saudi Arabia customs assessments - See Note 17. Contingencies for the details of the $246 million reduction in net revenues of combustible products included in the Middle East & Africa segment for the year ended December 31, 2021.
•Asset acquisition cost - See Note 6. Acquisitions for the details of the $51 million pre-tax charge associated with the asset acquisition of OtiTopic, Inc. included in Other within the operating income table above for the year ended December 31, 2021.
•Russia excise and VAT audit charge - See Note 17. Contingencies for details of the $374 million pre-tax charge included in the Eastern Europe segment for the year ended December 31, 2019.
•Canadian tobacco litigation-related expense - See Note 17. Contingencies and Note 20. Deconsolidation of RBH for details of the $194 million pre-tax charge included in the Americas segment for the year ended December 31, 2019.
•Loss on deconsolidation of RBH - See Note 20. Deconsolidation of RBH for details of the $239 million loss included in the Americas segment for the year ended December 31, 2019.
•Brazil indirect tax credit - Following a final and enforceable decision by the highest court in Brazil in October 2020, PMI recorded a gain of $119 million for tax credits representing overpayments of indirect taxes for the period from March 2012 through December 2019; these tax credits were applied to tax liabilities in Brazil during 2021. This amount was included as a reduction in marketing, administration and research costs in the consolidated statements of earnings for the year ended December 31, 2020 and was included in the operating income of the Americas segment. An additional amount of overpaid indirect taxes of approximately $90 million is dependent on a potential tax authority challenge.

Other segment data were as follows:

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Depreciation expense:
European Union	$307	$266	$254
Eastern Europe	131	173	147
Middle East & Africa	89	75	90
South & Southeast Asia	143	137	142
East Asia & Australia	154	188	185
Americas	62	69	80
Other	16	—	—
Total depreciation expense	$902	$908	$898

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Capital expenditures:
European Union	$470	$384	$466
Eastern Europe	71	88	132
Middle East & Africa	37	22	35
South & Southeast Asia	52	57	100
East Asia & Australia	36	13	67
Americas	54	38	52
Other	28	—	—
Total capital expenditures	$748	$602	$852

	At December 31,
(in millions)	2021	2020	2019
Long-lived assets:
European Union	$4,504	$4,500	$4,275
Eastern Europe	635	668	774
Middle East & Africa	289	375	369
South & Southeast Asia	1,386	1,348	1,361
East Asia & Australia	740	807	829
Americas	661	784	680
Other	292	—	—
Total long-lived assets	8,507	8,482	8,288
Financial instruments	210	650	314
Total property, plant and equipment, net and Other assets	$8,717	$9,132	$8,602

Long-lived assets consist of non-current assets other than goodwill; other intangible assets, net; deferred tax assets, equity investments, and financial instruments. PMI's largest markets in terms of long-lived assets are Switzerland, Italy and Indonesia. Total long-lived assets located in Switzerland, which is reflected in the European Union segment above, were $1.3 billion, $1.3 billion and $1.1 billion at December 31, 2021, 2020 and 2019, respectively. Total long-lived assets located in Italy, which is reflected in the European Union segment above, were $0.9 billion, $1.1 billion and $1.1 billion at December 31, 2021, 2020 and 2019, respectively. Total long-lived assets located in Indonesia, which is reflected in the South & Southeast Asia segment above, were $0.9 billion, $0.7 billion and $0.8 billion at December 31, 2021, 2020 and 2019, respectively.

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

Pension and other employee benefit costs per the consolidated statements of earnings consisted of the following for December 31, 2021, 2020 and 2019:

(in millions)	2021	2020	2019
Net pension costs (income)	$(1)	$(14)	$(18)
Net postemployment costs	108	103	100
Net postretirement costs	8	8	7
Total pension and other employee benefit costs	$115	$97	$89

Pension and Postretirement Benefit Plans

Obligations and Funded Status

The postretirement health care plans are not funded. The projected benefit obligations, plan assets and funded status of PMI’s pension plans, and the accumulated benefit obligation and net amount accrued for PMI's postretirement health care plans, at December 31, 2021 and 2020, were as follows:

	Pension(1)		Postretirement
(in millions)	2021	2020	2021	2020
Benefit obligation at January 1	$12,243	$10,612	$198	$190
Service cost	291	268	2	2
Interest cost	50	68	5	6
Benefits paid	(417)	(356)	(8)	(7)
Employee contributions	145	130	—	—
Settlement, curtailment and plan amendment	(194)	(117)
Actuarial losses (gains)	(559)	653	5	5
Currency	(587)	992	(4)	3
Other	26	(7)	—	(1)
Benefit obligation at December 31,	10,998	12,243	198	198
Fair value of plan assets at January 1,	8,746	7,928
Actual return on plan assets	1,054	206
Employer contributions	269	102
Employee contributions	145	130
Benefits paid	(417)	(356)
Settlement	(37)	(16)
Currency	(444)	752
Other	21	—
Fair value of plan assets at December 31,	9,337	8,746
Net pension and postretirement liability recognized at December 31,	$(1,661)	$(3,497)	$(198)	$(198)
(1) Primarily non-U.S. based defined benefit retirement plans.

At December 31, 2021, actuarial losses (gains) consisted primarily of gains for assumption changes related to higher discount rates year-over-year for Swiss, German and Dutch plans. At December 31, 2020, actuarial losses (gains) consisted primarily of losses for assumption changes related to lower discount rates year-over-year for Swiss, German and Dutch plans.

At December 31, 2021 and 2020, the Swiss pension plan represented 65% and 63% of the benefit obligation, respectively, and approximately 60% and 59% of the fair value of plan assets at December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, the U.S. pension plan represented 4% and 4% of the benefit obligation, respectively, and approximately 3% and 4% of the fair value of plan assets at December 31, 2021 and 2020, respectively.

At December 31, 2021 and 2020, the amounts recognized on PMI's consolidated balance sheets for the pension and postretirement plans were as follows:

	Pension		Postretirement
(in millions)	2021	2020	2021	2020
Other assets	$323	$43
Accrued liabilities — employment costs	(24)	(26)	$(9)	$(8)
Long-term employment costs	(1,960)	(3,514)	(189)	(190)
	$(1,661)	$(3,497)	$(198)	$(198)

The accumulated benefit obligation, which represents benefits earned to date, for the pension plans was $10.4 billion and $11.5 billion at December 31, 2021 and 2020, respectively.

For pension plans with accumulated benefit obligations in excess of plan assets, the accumulated benefit obligation and fair value of plan assets were $7.5 billion and $5.9 billion, respectively, as of December 31, 2021. The accumulated benefit obligation and fair value of plan assets were $10.5 billion and $7.7 billion, respectively, as of December 31, 2020.

For pension plans with projected benefit obligations in excess of plan assets, the projected benefit obligation and fair value of plan assets were $8.6 billion and $6.7 billion, respectively, as of December 31, 2021. The projected benefit obligation and fair value of plan assets were $12.1 billion and $8.6 billion, respectively, as of December 31, 2020.

The following weighted-average assumptions were used to determine PMI’s pension and postretirement benefit obligations at December 31:

	Pension		Postretirement
	2021	2020	2021	2020
Discount rate	0.86%	0.56%	3.08%	2.84%
Rate of compensation increase	1.77	1.79
Interest crediting rate	3.15	3.20
Health care cost trend rate assumed for next year			6.27	6.21
Ultimate trend rate			4.80	4.73
Year that rate reaches the ultimate trend rate			2029	2029

The discount rate for the largest pension plans is based on a yield curve constructed from a portfolio of high quality corporate bonds that produces a cash flow pattern equivalent to each plan’s expected benefit payments.  The discount rate for the remaining plans is developed from local bond indices that match local benefit obligations as closely as possible.

Components of Net Periodic Benefit Cost

Net periodic pension and postretirement health care costs consisted of the following for the years ended December 31, 2021, 2020 and 2019:

	Pension			Postretirement
(in millions)	2021	2020	2019	2021	2020	2019
Service cost	$291	$268	$214	$2	$2	$2
Interest cost	50	68	118	5	6	7
Expected return on plan assets	(371)	(353)	(328)	—	—	—
Amortization:
Net losses	314	265	189	3	2	—
Prior service cost	1	1	(1)	—	—	—
Net transition obligation	—	1	—	—	—	—
Settlement and curtailment	5	4	4	—	—	—
Net periodic pension and postretirement costs	$290	$254	$196	$10	$10	$9

Settlement and curtailment charges were due primarily to employee severance and early retirement programs.

The following weighted-average assumptions were used to determine PMI’s net pension and postretirement health care costs:

	Pension			Postretirement
	2021	2020	2019	2021	2020	2019
Discount rate - service cost	0.72%	1.25%	2.14%	2.84%	3.28%	3.97%
Discount rate - interest cost	0.44	0.67	1.35	2.84	3.28	3.97
Expected rate of return on plan assets	4.43	4.59	4.70
Rate of compensation increase	1.79	1.82	1.86
Interest crediting rate	3.20	3.20	3.40
Health care cost trend rate				6.21	6.21	6.17

PMI’s expected rate of return on pension plan assets is determined by the plan assets’ historical long-term investment performance, current asset allocation and estimates of future long-term returns by asset class.

PMI and certain of its subsidiaries sponsor defined contribution plans. Amounts charged to expense for defined contribution plans totaled $71 million, $66 million and $63 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Plan Assets

PMI’s investment strategy for pension plans is based on an expectation that equity securities will outperform debt securities over the long term. Accordingly, the target allocation of PMI’s plan assets is broadly characterized as approximately 55% in equity securities and approximately 45% in debt securities and other assets. The strategy primarily utilizes indexed U.S. equity securities, international equity securities and investment-grade debt securities. PMI’s plans have no investments in hedge funds, private equity or derivatives. PMI attempts to mitigate investment risk by rebalancing between equity and debt asset classes once a year or as PMI’s contributions and benefit payments are made.

The fair value of PMI’s pension plan assets at December 31, 2021 and 2020, by asset category was as follows:

Asset Category (in millions)	At December 31, 2021	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$355	$355
Equity securities:
U.S. securities	193	193
International securities	658	658
Investment funds(a)	7,317	5,592	$1,725
International government bonds	210	139	71
Corporate bonds	278	278
Other	4	3	1
Total assets in the fair value hierarchy	$9,015	$7,218	$1,797	$—
Investment funds measured at net asset value(b)	322
Total assets	$9,337

(a) Investment funds whose objective seeks to replicate the returns and characteristics of specified market indices (primarily MSCI — Europe, Switzerland, North America, Asia Pacific, Japan; Russell 3000; S&P 500 for equities, and Citigroup EMU and JP Morgan EMBI for bonds), primarily consist of mutual funds, common trust funds and commingled funds. Of these funds, 59% are invested in U.S. and international equities; 15% are invested in U.S. and international government bonds; 14% are invested in corporate bonds and 12% are invested in real estate.

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

(a) Investment funds whose objective seeks to replicate the returns and characteristics of specified market indices (primarily MSCI — Europe, Switzerland, North America, Asia Pacific, Japan; Russell 3000; S&P 500 for equities, and Citigroup EMU and JP Morgan EMBI for bonds), primarily consist of mutual funds, common trust funds and commingled funds. Of these funds, 63% were invested in U.S. and international equities; 16% were invested in U.S. and international government bonds; 12% were invested in real estate, and 9% were invested in corporate bonds.

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

PMI makes, and plans to make, contributions to the extent that they are tax deductible and to meet specific funding requirements of its funded pension plans. Currently, PMI anticipates making contributions of approximately $108 million in 2022 to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest and currency rates.

The estimated future benefit payments from PMI pension plans at December 31, 2021, are as follows:

(in millions)
2022	$407
2023	421
2024	386
2025	382
2026	400
2027 - 2031	2,193
PMI's expected future annual benefit payments for its postretirement health care plans are estimated to be not material through 2031.
Postemployment Benefit Plans

PMI and certain of its subsidiaries sponsor postemployment benefit plans covering substantially all salaried and certain hourly employees. The cost of these plans is charged to expense over the working life of the covered employees. Net postemployment costs were $228 million, $208 million and $171 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The amounts recognized in accrued postemployment costs net of plan assets on PMI's consolidated balance sheets at December 31, 2021 and 2020, were $925 million and $923 million, respectively.

The accrued postemployment costs were determined using a weighted-average discount rate of 3.1% and 3.0% in 2021 and 2020, respectively; an assumed ultimate annual weighted-average turnover rate of 2.9% and 3.0% in 2021 and 2020, respectively; assumed compensation cost increases of 2.1% in 2021 and 2.1% in 2020, and assumed benefits as defined in the respective plans. In accordance with local regulations, certain postemployment plans are funded. As a result, the accrued postemployment costs disclosed above are presented net of the related assets of $46 million and $46 million at December 31, 2021 and 2020, respectively. Postemployment costs arising from actions that offer employees benefits in excess of those specified in the respective plans are charged to expense when incurred.

Comprehensive Earnings (Losses)

The amounts recorded in accumulated other comprehensive losses at December 31, 2021, consisted of the following:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net losses	$(2,495)	$(64)	$(884)	$(3,443)
Prior service cost	71	1	(22)	50
Net transition obligation	(3)	—	—	(3)
Deferred income taxes	278	24	214	516
Losses to be amortized	$(2,149)	$(39)	$(692)	$(2,880)

The amounts recorded in accumulated other comprehensive losses at December 31, 2020, consisted of the following:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net losses	$(4,147)	$(64)	$(839)	$(5,050)
Prior service cost	22	2	(22)	2
Net transition obligation	(3)	—	—	(3)
Deferred income taxes	570	24	204	798
Losses to be amortized	$(3,558)	$(38)	$(657)	$(4,253)

The amounts recorded in accumulated other comprehensive losses at December 31, 2019, consisted of the following:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net losses	$(3,718)	$(63)	$(775)	$(4,556)
Prior service cost	3	2	—	5
Net transition obligation	(4)	—	—	(4)
Deferred income taxes	520	24	182	726
Losses to be amortized	$(3,199)	$(37)	$(593)	$(3,829)

The movements in other comprehensive earnings (losses) during the year ended December 31, 2021, were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts transferred to earnings:
Amortization:
Net losses	$294	$4	$85	$383
Prior service cost	7	(1)	—	6
Net transition obligation	—	—	—	—
Other income/expense:
Net losses	5	1	—	6
Prior service cost	—	—	—	—
Deferred income taxes	(51)	(1)	(20)	(72)
	255	3	65	323
Other movements during the year:
Net losses	1,353	(5)	(130)	1,218
Prior service cost	42	—	—	42
Deferred income taxes	(241)	1	30	(210)
	1,154	(4)	(100)	1,050
Total movements in other comprehensive earnings (losses)	$1,409	$(1)	$(35)	$1,373

The movements in other comprehensive earnings (losses) during the year ended December 31, 2020, were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts transferred to earnings:
Amortization:
Net losses	$250	$3	$78	$331
Prior service cost	29	—	—	29
Net transition obligation	1	—	—	1
Other income/expense:
Net losses	3	—	—	3
Prior service cost	2	—	—	2
Deferred income taxes	(49)	(1)	(17)	(67)
	236	2	61	299
Other movements during the year:
Net losses	(682)	(4)	(142)	(828)
Prior service cost	(12)	—	(22)	(34)
Deferred income taxes	99	1	39	139
	(595)	(3)	(125)	(723)
Total movements in other comprehensive earnings (losses)	$(359)	$(1)	$(64)	$(424)

The movements in other comprehensive earnings (losses) during the year ended December 31, 2019, were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts transferred to earnings:
Amortization:
Net losses	$198	$3	$77	$278
Prior service cost	32	(1)	—	31
Other income/expense:
Net losses	3	—	—	3
Deferred income taxes	(51)	(1)	(17)	(69)
	182	1	60	243
Other movements during the year:
Net losses	(521)	(27)	(150)	(698)
Prior service cost	(2)	—	—	(2)
Deconsolidation of RBH (net of deferred income taxes)	26	1	—	27
Deferred income taxes	206	6	35	247
	(291)	(20)	(115)	(426)
Total movements in other comprehensive earnings (losses)	$(109)	$(19)	$(55)	$(183)

Note 14.

Additional Information:

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Research and development expense	$617	$495	$465
Advertising expense	$807	$637	$730
Foreign currency net transaction (gains)/losses	$45	$90	$(95)
Interest expense	$737	$728	$796
Interest income	(109)	(110)	(226)
Interest expense, net	$628	$618	$570

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

PMI uses deliverable and non-deliverable forward foreign exchange contracts, foreign currency swaps and foreign currency options, collectively referred to as foreign exchange contracts ("foreign exchange contracts"), and interest rate contracts to mitigate its exposure to changes in exchange and interest rates from third-party and intercompany actual and forecasted transactions. Both foreign exchange contracts and interest rate contracts are collectively referred to as derivative contracts ("derivative contracts"). The primary currencies to which PMI is exposed include the Euro, Indonesian rupiah, Japanese yen, Mexican peso, Philippine peso, Russian ruble and Swiss franc. At December 31, 2021 and 2020, PMI had contracts with aggregate notional amounts of $20.7 billion and $26.5 billion, respectively. Of the $20.7 billion aggregate notional amount at December 31, 2021, $3.8 billion related to cash flow hedges, $6.2 billion related to hedges of net investments in foreign operations, $0.4 billion related to fair value hedges and $10.3 billion related to other derivatives that primarily offset currency exposures on intercompany financing. Of the $26.5 billion aggregate notional amount at December 31, 2020, $5.0 billion related to cash flow hedges, $8.9 billion related to hedges of net investments in foreign operations and $12.6 billion related to other derivatives that primarily offset currency exposures on intercompany financing.

The fair value of PMI’s derivative contracts included in the consolidated balance sheets as of December 31, 2021 and 2020, were as follows:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
(in millions)	Balance Sheet Classification	2021	2020	Balance Sheet Classification	2021	2020
Derivative contracts designated as hedging instruments	Other current assets	$173	$130	Other accrued liabilities	$34	$241
	Other assets	22	6	Income taxes and other liabilities	190	605
Derivative contracts not designated as hedging instruments	Other current assets	37	46	Other accrued liabilities	75	207
	Other assets	—	—	Income taxes and other liabilities	—	57
Total gross amount derivatives contracts presented in the consolidated balance sheets		$232	$182		$299	$1,110
Gross amounts not offset in the consolidated balance sheets
Financial instruments		(126)	(156)		(126)	(156)
Cash collateral received/pledged		(93)	(23)		(151)	(892)
Net amount		$13	$3		$22	$62

PMI assesses the fair value of its foreign exchange contracts and interest rate contracts using standard valuation models that use, as their basis, readily observable market inputs. The fair value of PMI’s foreign exchange forward contracts, foreign currency swaps and interest rate contracts is determined by using the prevailing foreign exchange spot rates and interest rate differentials, and the respective maturity dates of the instruments. The fair value of PMI’s currency options is determined by using a Black-Scholes methodology based on foreign exchange spot rates and interest rate differentials, currency volatilities and maturity dates. PMI’s derivative contracts have been classified within Level 2 at December 31, 2021 and 2020.

For the years ended December 31, 2021, 2020 and 2019, PMI's derivative contracts impacted the consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Years Ended December 31,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives			Statement of Earnings Classification of Gain/(Loss) on Derivatives	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings			Amount of Gain/(Loss) Recognized in Earnings
	2021	2020	2019		2021	2020	2019	2021	2020	2019
Derivative contracts designated as hedging instruments:
Cash flow hedges	$144	$(81)	$(20)
				Net revenues	$59	$(3)	$22
				Cost of sales	—	7	1
				Marketing, administration and research costs	(10)	27	2
				Interest expense, net	(7)	(11)	(8)
Fair value hedges				Interest expense, net				$1	$—	$—
Net investment hedges (a)	484	(514)	369	Interest expense, net (b)				150	194	230
Derivative contracts not designated as hedging instruments				Interest expense, net				55	71	94
				Marketing, administration and research costs (c)				215	(368)	(115)
Total	$628	$(595)	$349		$42	$20	$17	$421	$(103)	$209
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

PMI has entered into derivative contracts to hedge the foreign currency exchange and interest rate risks related to certain forecasted transactions. Gains and losses associated with qualifying cash flow hedge contracts are deferred as components of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s consolidated statements of earnings. As of December 31, 2021, PMI has hedged forecasted transactions for periods not exceeding the next twelve months, with the exception of one derivative contract that expires in May 2024. The impact of these hedges is primarily included in operating cash flows on PMI’s consolidated statements of cash flows.

Fair Value Hedges

PMI has entered into fixed-to-floating interest rate contracts, designated as fair value hedges to minimize exposure to changes in the fair value of fixed rate U.S. dollar-denominated debt that results from fluctuations in benchmark interest rates. For derivative contracts that are designated and qualify as fair value hedges the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged items attributable to the hedged risk, is recognized in current earnings. The carrying amount of the debt hedged, which includes the cumulative adjustment for fair value gains/losses, as of December 31, 2021 was $398 million, and is recorded in long-term debt in the consolidated balance sheets.

Hedges of Net Investments in Foreign Operations

PMI designates derivative contracts and certain foreign currency denominated debt instruments as net investment hedges, primarily of its Euro net assets. The amount of pre-tax gain/(loss) related to these debt instruments, that was reported as a component of accumulated other comprehensive losses within currency translation adjustment, was $278 million, $(465) million and $234 million, for the years ended December 31, 2021, 2020 and 2019, respectively. The premiums paid for, and settlements of, net investment hedges are included in investing cash flows on PMI’s consolidated statements of cash flows.

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

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses

Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Gain/(loss) as of January 1,	$(85)	$3	$35
Derivative (gains)/losses transferred to earnings	(35)	(20)	(14)
Change in fair value	124	(68)	(18)
Gain/(loss) as of December 31,	$4	$(85)	$3

At December 31, 2021, PMI expects $27 million of derivative gains that are included in accumulated other comprehensive losses to be reclassified to the consolidated statement of earnings within the next 12 months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.

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

Note 16.

Accumulated Other Comprehensive Losses:

PMI's accumulated other comprehensive losses, net of taxes, consisted of the following:

(Losses) Earnings	At December 31,
(in millions)	2021	2020	2019
Currency translation adjustments	$(6,701)	$(6,843)	$(5,537)
Pension and other benefits	(2,880)	(4,253)	(3,829)
Derivatives accounted for as hedges	4	(85)	3
Total accumulated other comprehensive losses	$(9,577)	$(11,181)	$(9,363)

Reclassifications from Other Comprehensive Earnings

The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement, including those related to the deconsolidation of RBH, are shown on the consolidated statements of comprehensive earnings for the years ended December 31, 2021, 2020, and 2019. For additional information, see Note 13. Benefit Plans for disclosures related to PMI's pension and other benefits, Note 15. Financial Instruments for disclosures related to derivative financial instruments and Note 20. Deconsolidation of RBH for disclosures related to the deconsolidation of RBH.

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
CCAA Proceedings and Stay of Tobacco-Related Cases Pending in Canada
As a result of the Court of Appeal of Quebec’s decision in both the Létourneau and Blais cases described below, our subsidiary, Rothmans, Benson & Hedges Inc. (“RBH”), and the other defendants, JTI Macdonald Corp., and Imperial Tobacco Canada Limited, sought protection in the Ontario Superior Court of Justice under the Companies’ Creditors Arrangement Act (“CCAA”) on March 22, March 8, and March 12, 2019 respectively. CCAA is a Canadian federal law that permits a Canadian business to restructure its affairs while carrying on its business in the ordinary course. The initial CCAA order made by the Ontario Superior Court on March 22, 2019 authorizes RBH to pay all expenses incurred in carrying on its business in the ordinary course after the CCAA filing, including obligations to employees, vendors, and suppliers. As further described in Note 20. Deconsolidation of RBH, RBH's financial results have been deconsolidated from our consolidated financial statements since March 22, 2019. As part of the CCAA proceedings, there is currently a comprehensive stay up to and including March 31, 2022 of all tobacco-related litigation pending in Canada against RBH and the other defendants, including PMI and our indemnitees (PM USA and Altria), namely, the smoking and health class actions filed in various Canadian provinces and health care cost recovery actions. These proceedings are presented below under the caption “Stayed Litigation — Canada.” Ernst & Young Inc. has been appointed as monitor of RBH in the CCAA proceedings. In accordance with the CCAA process, as the parties work towards a plan of arrangement or compromise in a confidential mediation, it is anticipated that the court will set additional hearings and further extend the stay of proceedings. On April 17, 2019, the Ontario Superior Court ruled that RBH and the other defendants will not be allowed to file an application to the Supreme Court of Canada for leave to appeal the Court of Appeal’s decision in the Létourneau and the Blais cases so long as the comprehensive stay of all tobacco-related litigation in Canada remains in effect and that the time period to file the application would be extended by the stay period. While RBH believes that the findings of liability and damages in both Létourneau and the Blais cases were incorrect, the CCAA proceedings will provide a forum for RBH to seek resolution through a plan of arrangement or compromise of all tobacco-related litigation pending in Canada. It is not possible to predict the resolution of the underlying legal proceedings or the length of the CCAA process.

Stayed Litigation — Canada

Smoking and Health Litigation — Canada

In the first class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI-Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, RBH and other Canadian cigarette manufacturers (Imperial Tobacco Canada Ltd. and JTI-Macdonald Corp.) are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, sought compensatory and punitive damages for each member of the class who suffers allegedly from certain smoking-related diseases. The class was certified in 2005. The trial court issued its judgment on May 27, 2015. The trial court found RBH and two other Canadian manufacturers liable and found that the class members’ compensatory damages totaled approximately CAD 15.5 billion, including pre-judgment interest (approximately $12.1 billion). The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion, including pre-judgment interest (approximately $2.4 billion)). In addition, the trial court awarded CAD 90,000 (approximately $70,500) in punitive damages, allocating CAD 30,000 (approximately $23,500) to RBH. The trial court estimated the disease class at 99,957 members. RBH appealed to the Court of Appeal of Quebec. In October 2015, the Court of Appeal ordered RBH to furnish security totaling CAD 226 million (approximately $177 million) to cover both the Létourneau and Blais cases, which RBH has paid in installments through March 2017. The Court of Appeal ordered Imperial Tobacco Canada Ltd. to furnish security totaling CAD 758 million (approximately $594 million) in installments through June 2017. JTI Macdonald Corp. was not required to furnish security in accordance with plaintiffs’ motion. The Court of Appeal ordered that the security is payable upon a final judgment of the Court of Appeal affirming the trial court’s judgment or upon further order of the Court of Appeal.

On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court’s findings of liability and the compensatory and punitive damages award while reducing the total amount of compensatory damages to approximately CAD 13.5 billion including interest (approximately $10.6 billion) due to the trial court’s error in the calculation of interest. The compensatory damages award is on a joint and several basis with an allocation of 20% to RBH (approximately CAD 2.7 billion, including pre-judgment interest (approximately $2.1 billion)). The Court of Appeal upheld the trial court’s findings that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking and by conspiring to prevent consumers from learning of the dangers of smoking. The Court of Appeal further held that the plaintiffs either need not prove, or had adequately proven, that these faults were a cause of the class members’ injuries. In accordance with the judgment, defendants were required to deposit their respective portions of the damages awarded in both the Létourneau case described below and the Blais case, approximately CAD 1.1 billion (approximately $862 million), into trust accounts within 60 days. RBH’s share of the deposit was approximately CAD 257 million (approximately $194 million). PMI recorded a pre-tax charge of $194 million in its consolidated results, representing $142 million net of tax, as tobacco litigation-related expense, in the first quarter of 2019. The charge reflects PMI’s assessment of the portion of the judgment that represents probable and estimable loss prior to the deconsolidation of RBH and corresponds to the trust account deposit required by the judgment.

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
__________
The table below lists the number of tobacco-related cases pertaining to combustible products pending against us and/or our subsidiaries or indemnitees as of December 31, 2021, December 31, 2020 and December 31, 2019:¹

Type of Case	Number of Cases Pending as of December 31, 2021	Number of Cases Pending as of December 31, 2020	Number of Cases Pending as of December 31, 2019
Individual Smoking and Health Cases	40	43	50
Smoking and Health Class Actions	9	9	10
Health Care Cost Recovery Actions	17	17	17
Label-Related Class Actions	—	—	—
Individual Label-Related Cases	3	5	5
Public Civil Actions	1	2	2

Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 523 Smoking and Health, Label-Related, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Fourteen cases have had decisions in favor of plaintiffs. Ten of these cases have subsequently reached final resolution in our favor and four remain on appeal.

______
¹ Includes cases pending in Canada.

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
On August 5, 2016, the Civil Court No. 14 - Mar del Plata, issued a verdict in favor of plaintiff, an individual smoker, and awarded him ARS 110,000 (approximately $1,044), plus interest, in compensatory and moral damages. The trial court found that our subsidiary failed to warn plaintiff of the risk of becoming addicted to cigarettes.

On August 23, 2016, our subsidiary filed its notice of appeal. On October 31, 2017, the Civil and Commercial Court of Appeals of Mar del Plata ruled that plaintiff's claim was barred by the statute of limitations and it reversed the trial court's decision. On May 17, 2021 plaintiff filed a federal extraordinary appeal. On November 1, 2021, the Supreme Court of the Province of Buenos Aires dismissed plaintiff's federal extraordinary appeal. On November 10, 2021, plaintiff filed a direct appeal before the Federal Supreme Court.

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
June 17, 2021	Argentina/Claudia Milano	Individual Action
On June 17, 2021, the Civil Court No. 9 - Mar del Plata, issued a verdict in favor of plaintiff, an individual smoker, and awarded her smoking cessation treatments, ARS 150,000 (approximately $1,423), in compensatory and moral damages, and ARS 4,000,000 (approximately $37,958) in punitive damages, plus interest and costs. The trial court found that our subsidiary failed to warn plaintiff of the risk of becoming addicted to cigarettes.

On July 2, 2021, our subsidiary filed its notice of appeal. In addition, plaintiff filed an appeal challenging the dismissal of the claim for psychological damages. As required by local law, our subsidiary deposited the damages awarded, plus interest and costs, in total ARS 6,114,428 (approximately $58,024), into a court escrow account. Our subsidiary challenged the amount determined by the court. The Mar del Plata Court of Appeals granted our subsidiary's challenge to the escrow amount determined by the trial court. As a result, on December 16, 2021, ARS 893,428 (approximately $8,478) was returned to our subsidiary. If our subsidiary ultimately prevails on appeal, the remaining deposited amounts will be returned to our subsidiary.

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

As of December 31, 2021, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•40 cases brought by individual plaintiffs in Argentina (31), Brazil (2), Canada (2), Chile (1), the Philippines (1), Turkey (1) and Scotland (1), as well as 1 case brought by an individual plaintiff in the United States District Court for the District of Oregon in May 2021. The provisions of the 2008 Share Distribution Agreement between PMI and Altria provide for indemnities to PMI for certain liabilities concerning tobacco products as described above under the caption "Tobacco-Related Litigation,"compared with 43 such cases on December 31, 2020, and 50 cases on December 31, 2019; and
•9 cases brought on behalf of classes of individual plaintiffs, compared with 9 such cases on December 31, 2020 and 10 such cases on December 31, 2019.

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

As of December 31, 2021, there were 17 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Brazil (1), Canada (10), Korea (1) and Nigeria (5), compared with 17 such cases on December 31, 2020 and 17 such cases on December 31, 2019.

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

As of December 31, 2021, there were 3 label-related cases brought by individual plaintiffs in Italy (1) and Chile (2) pending against our subsidiaries, compared with 5 such cases on December 31, 2020, and 5 such cases on December 31, 2019.

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

As of December 31, 2021, there was 1 public civil action pending against our subsidiary in Venezuela (1), compared with 2 such cases on December 31, 2020, and 2 such cases on December 31, 2019.

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

Reduced-Risk Products

In Colombia, an individual filed a purported class action, Ana Ferrero Rebolledo v. Philip Morris Colombia S.A., et al., in April 2019 against our subsidiaries with the Civil Court of Bogota related to the marketing of our Platform 1 product. Plaintiff alleged that our subsidiaries advertise the product in contravention of law and in a manner that misleads consumers by portraying the product in a positive light, and further asserts that the Platform 1 vapor contains many toxic compounds, creates a high level of dependence, and has damaging second-hand effects. Plaintiff sought injunctive relief and damages on her behalf and on a behalf of two classes (class 1 - all Platform 1 consumers in Colombia who seek damages for the purchase price of the product and personal injuries related to the alleged addiction, and class 2 - all residents of the neighborhood where the advertising allegedly took place who seek damages for exposure to the alleged illegal advertising). Our subsidiaries answered the complaint in January 2020, and in February 2020, plaintiff filed an amended complaint. The amended complaint modifies the relief sought on behalf of the named plaintiff and on behalf of a single class (all consumers of Platform 1 products in Colombia who seek damages for the product purchase price and personal injuries related to the use of an allegedly harmful product). In June 2021, our subsidiaries answered the amended complaint.

Other Litigation

The Department of Special Investigations of the government of Thailand ("DSI") conducted an investigation into alleged underpayment by our subsidiary, Philip Morris (Thailand) Limited ("PM Thailand"), of customs duties and excise taxes relating to imports from the Philippines covering the period 2003-2007. On January 18, 2016, the Public Prosecutor filed charges against our subsidiary and seven former and current employees in the Bangkok Criminal Court alleging that PM Thailand and the individual defendants jointly and with the intention to defraud the Thai government, under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries of cigarettes from the Philippines during the period of July 2003 to June 2006. The government is seeking a fine of approximately THB 80.8 billion (approximately $2.4 billion). In May 2017, Thailand enacted a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies. Trial in the case began in November 2017 and concluded in September 2019. In November 2019, the trial court found our subsidiary guilty of under-declaration of the prices and imposed a fine of approximately THB 1.2 billion (approximately $36 million). The trial court dismissed all charges against the individual defendants. In December 2019, as required by the Thai law, our subsidiary paid the fine. This payment is included in other assets on the consolidated balance sheets and negatively impacted net cash provided by operating activities in the consolidated statements of cash flows in the period of payment. Our subsidiary filed an appeal of the trial court's decision. In addition, the Public Prosecutor filed an appeal of the trial court's decision challenging the dismissal of charges against the individual defendants and the amount of the fine imposed. If our subsidiary ultimately prevails on appeal, then Thailand will be required to return this payment to our subsidiary. The appellate court is scheduled to issue its decision on the appeals on June 1, 2022.

The DSI also conducted an investigation into alleged underpayment by PM Thailand of customs duties and excise taxes relating to imports from Indonesia covering the period 2000-2003. On January 26, 2017, the Public Prosecutor filed charges against PM Thailand and its former Thai employee in the Bangkok Criminal Court alleging that PM Thailand and its former employee jointly and with the intention to defraud the Thai government under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries during the period from January 2002 to July 2003. The government is seeking a fine of approximately THB 19.8 billion (approximately $599 million). In May 2017, Thailand enacted  a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law, and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and a Thai court. Trial in the case began in November 2018 and concluded in December 2019. In March 2020, the trial court found our subsidiary guilty of under-declaration of the prices and imposed a fine of approximately THB 130 million (approximately $4 million). The trial court dismissed all charges against the individual defendant. In April 2020, as required by Thai law, our subsidiary paid the fine. This payment is included in other assets on the condensed consolidated balance sheets and negatively impacted net cash provided by operating activities in the condensed consolidated statements of cash flows in the period of payment. Our subsidiary filed an appeal of the trial court's decision. In addition, the Public Prosecutor filed an appeal of the trial court's decision challenging the dismissal of charges against the individual defendant and the amount of the fine imposed. If our subsidiary ultimately prevails on appeal, then Thailand will be required to return this payment to our subsidiary.

The South Korean Board of Audit and Inspection (“BAI”) conducted an audit of certain Korean government agencies and the tobacco industry into whether inventory movements ahead of the January 1, 2015 increase of cigarette-related taxes by tobacco companies, including Philip Morris Korea Inc. ("PM Korea"), our South Korean subsidiary, were in compliance with South Korean tax laws.  In November 2016, the tax authorities completed their audit and assessed allegedly underpaid taxes and penalties.  In order to avoid nonpayment financial costs, PM Korea paid approximately KRW 272 billion (approximately $227 million), of which KRW 100 billion (approximately $83 million) was paid in 2016 and KRW 172 billion (approximately $143 million) was paid in the first quarter of 2017.  These paid amounts are included in other assets in the consolidated balance sheets and negatively impacted net cash provided by operating activities in the consolidated statements of cash flows in the period of payment.  PM Korea appealed the assessments. In January 2020, a trial court ruled that PM Korea did not underpay taxes in the amount of approximately KRW 218 billion (approximately $182 million). The tax authorities appealed this decision to the appellate court. In September 2020, the appellate court upheld the trial court's decision. The tax authorities have appealed to the Supreme Court of South Korea. In June 2020, another trial court ruled that PM Korea did not underpay approximately KRW 54 billion (approximately $45 million) of alleged underpayments. The government agencies appealed this decision. In January 2021, the appellate court upheld the trial court's decision. The government agencies appealed to the Supreme Court of South Korea. If the tax authorities and government agencies ultimately lose, then they would be required to return the paid amounts to PM Korea.

The Moscow Tax Inspectorate for Major Taxpayers (“MTI”) conducted an audit of AO Philip Morris Izhora (“PM Izhora”), our Russian subsidiary, for the 2015-2017 financial years. On July 26, 2019, MTI issued its initial assessment, claiming that intercompany sales of cigarettes between PM Izhora and another Russian subsidiary prior to excise tax increases and submission by PM Izhora of the maximum retail sales price notifications for cigarettes to the tax authorities were improper under Russian tax laws and resulted in underpayment of excise taxes and VAT. In August 2019, PM Izhora submitted its objections disagreeing with MTI’s allegations set forth in the initial assessment and MTI’s methodology for calculating the alleged underpayments. MTI accepted some of PM Izhora’s arguments, and in September 2019, issued the final tax assessment claiming an underpayment of RUB $24.3 billion (approximately $374 million), including penalties and interest. In accordance with Russian tax laws, PM Izhora paid the entire amount of MTI’s final assessment. This amount was neither imposed on, nor concurrent with, the specific revenue-producing transaction, nor was it collected from customers of our Russian subsidiaries. In the third quarter of 2019, PMI recorded a pre-tax charge of $374 million, in marketing, administration and research costs in the condensed consolidated statements of earnings, representing $315 million net of an associated income tax benefit of $59 million.

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

In April 2020, affiliates of British American Tobacco plc (“BAT”) commenced patent infringement proceedings, RAI Strategic Holdings, Inc., et al. v. Altria Client Services LLC, et al.,  in the federal court in the Eastern District of Virginia, where PMI's subsidiary, Philip Morris Products S.A., as well as Altria Group, Inc.'s subsidiaries, are defendants. Plaintiffs seek damages and injunctive relief against the commercialization of the Platform 1 products in the United States.  In April 2020, BAT affiliates filed a complaint against PMI, Philip Morris Products S.A., Altria Group, Inc., and its subsidiaries before the International Trade Commission ("ITC"). Plaintiffs seek an order to prevent the importation of Platform 1 products into the United States. The ITC evidentiary hearing closed on February 1, 2021. On May 14, 2021, the administrative law judge issued an Initial and Recommended Determination ("ID/RD") finding that the Platform 1 product infringes two of the three patents asserted by Plaintiffs, recommending that the ITC issue a Limited Exclusion order against infringing products, and recommending against a cease-and-desist, as well as recommending against a bond pending Presidential review of the ITC's Final Determination ("FD"). Defendants and Plaintiffs filed separate Petitions for Review with the ITC of the ID on May 28, 2021; on July 27, 2021, the ITC granted each of the petitions in part, deciding to review certain issues in the ID. Plaintiffs and Defendants also submitted brief statements of the public interest factors in issue to the ITC on June 15, 2021. On September 29, 2021, the ITC issued its FD finding a violation of section 337 of the U.S. Tariff Act and issued (a) a limited exclusion order against Philip Morris Products S.A., prohibiting, inter alia, the importation of Platform 1 product and infringing components; and (b) a cease-and-desist order against Altria Client Services, LLC and its affiliate prohibiting, inter alia, sales of imported Platform 1 products. The ITC predicated the orders on its finding that Platform 1 products infringe two patents owned by a BAT affiliate. The ITC also found that Platform 1 products do not infringe a third patent owned by a BAT affiliate. The ITC further held that there were insufficient concerns over public interest to prevent the issuance of remedial orders. Following the Presidential Review period, the orders became effective and Defendants filed a petition for review of the FD with the U.S. Court of Appeals for the Federal Circuit. Defendants also filed motions in the ITC and Federal Circuit for a stay of the orders pending disposition of the appeal; the ITC denied the motion on January 20, 2022 and the Federal Circuit denied the motion on January 25, 2022. We estimate that an adverse ruling is probable due to our inability to import the products and components impacted by the ITC's FD with immaterial financial impact. In the Eastern District of Virginia case, the defendants also counterclaimed that BAT infringed their patents relating to certain e-vapor products, seeking damages for, and injunctive relief against, the commercialization of these products by BAT; defendants' claims against BAT are set for trial beginning the week of June 6, 2022. Upon petition of Philip Morris Products S.A., the Patent Trial and Appeal Board ("PTAB") of the United States Patent and Trademark Office has instituted review of certain claims pertaining to four of the six patents asserted by BAT affiliates in both proceedings. On January 11, 2022, PTAB issued its final decision on one of the two patents underlying the ITC's FD, invalidating all challenged claims of BAT's patent. We expect PTAB's final decision on the second of the two BAT patents underlying the ITC's FD to arrive on or before April 2, 2022; the parties may appeal PTAB results to the U.S. Court of Appeals for the Federal Circuit.

In April 2020, BAT’s affiliate commenced patent infringement proceedings, Nicoventures Trading Limited v. PM GmbH, et al., against PMI’s German subsidiary, Philip Morris GmbH, and Philip Morris Products S.A., in the Regional Court in Munich, Germany. Plaintiffs seek damages and injunctive relief against the commercialization of the Platform 1 products in Germany. In June 2021, the court stayed the proceeding in respect of one of the two patents asserted by BAT’s Affiliate.

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

Third-Party Guarantees

On October 17, 2020, Medicago Inc., an equity method investee of Philip Morris Investments B.V. (“PMIBV”), a PMI subsidiary, entered into a contribution agreement with the Canadian government (the “Contribution Agreement”) whereby the Canadian government agreed to contribute up to CAD 173 million (approximately $131 million on the date of signing) to Medicago Inc., to support its on-going COVID-19 vaccine development and clinical trials, and for the construction of its Quebec City manufacturing facility (the “Project”). PMIBV and the majority shareholder of Medicago Inc. are also parties to the Contribution Agreement as guarantors of Medicago Inc.’s obligations thereunder on a joint and several basis (“Co-Guarantors”). The Co-Guarantors agreed to repay amounts contributed by the Canadian government plus interest, if Medicago Inc. fails to do so, and could be responsible for the costs of other Medicago’s obligations (such as the achievement of specific milestones of the Project). The maximum amount of these obligations is currently non-estimable. As of December 31, 2021, PMI has determined that these guarantees did not have a material impact on its consolidated financial statements.

In connection with the Contribution Agreement, PMIBV and the majority shareholder of Medicago Inc. entered into a guarantors’ agreement that apportions Co-Guarantors’ obligations and limits those of PMIBV to its share of holdings in Medicago Inc. During 2021, Medicago Inc. initiated additional rounds of equity funding in which PMIBV did not participate. As a result, PMIBV’s share of holdings in Medicago Inc. was reduced from approximately 32% to approximately 23% as of December 31, 2021. The guarantees are in effect through March 31, 2026.

Note 18.

Sale of Accounts Receivable:

To mitigate risk and enhance cash and liquidity management PMI sells trade receivables to unaffiliated financial institutions. These arrangements allow PMI to sell, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold are generally short-term in nature and are removed from the consolidated balance sheets. PMI sells trade receivables under two types of arrangements, servicing and non-servicing. For servicing arrangements, PMI continues to service the sold trade receivables on an administrative basis and does not act on behalf of the unaffiliated financial institutions. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material for the years ended December 31, 2021 and 2020. Under the non-servicing arrangements, PMI does not provide any administrative support or servicing after the trade receivables have been sold to the unaffiliated financial institutions.

Cumulative trade receivables sold, including excise taxes, for the years ended December 31, 2021 and 2020, were $11.8 billion and $11.5 billion, respectively. PMI’s operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of December 31, 2021, 2020 and 2019, were $0.9 billion, $1.2 billion and $0.9 billion, respectively. The net proceeds received are included in cash provided by operating activities in the consolidated statements of cash flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of trade receivables within marketing, administration and research costs in the consolidated statements of earnings. For the years ended December 31, 2021, 2020 and 2019 the loss on sale of trade receivables was immaterial.

Note 19.

Asset Impairment and Exit Costs:

For the years ended December 31, 2021, 2020 and 2019, PMI recorded total pre-tax asset impairment and exit costs of $216 million, $149 million and $422 million, respectively. The total pre-tax asset impairment and exit costs were included in marketing, administration and research costs on the consolidated statements of earnings.

South Korea

In the first quarter of 2021, PM Korea commenced the implementation of a new business operating model, which requires the restructuring of its current distribution agreements. As a result, PMI recorded exit costs of $57 million in the year ended December 31, 2021, related to contract terminations and restructuring with certain distributors.

Organizational Design Optimization

As part of PMI’s transformation to a smoke-free future, PMI seeks to optimize its organizational design, which includes the elimination, relocation and outsourcing of certain operations center and centralized activities. In January 2020, PMI commenced a multi-phase restructuring project in Switzerland. PMI initiated the employee consultation procedures, as required under Swiss law, for the impacted employees. The consultation procedures for the first two phases were completed in 2020 with the final phases initiated and completed in 2021. Additionally, since the commencement of this multi-phase restructuring project in 2020, PMI launched a voluntary separation program in Switzerland for certain eligible employees and announced the outsourcing of certain activities in Argentina, Indonesia, Poland and the United States. This multi-phase restructuring project was completed in the fourth quarter of 2021.

For the years ended December 31, 2021 and 2020, PMI recorded pre-tax charges of $159 million and $149 million, respectively, related to the organizational design optimization. Since inception of this multi-phase restructuring project in January 2020 through December 31, 2021, approximately 1,020 positions in total were impacted, resulting in cumulative pre-tax charges of $308 million related to the organizational design optimization program. Of this cumulative pre-tax amount, $300 million related to separation program charges and $8 million related to asset impairment charges.

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

Germany

On November 4, 2019, PMI announced that, as part of its global manufacturing infrastructure optimization, its German affiliate, Philip Morris Manufacturing GmbH ("PMMG"), reached an agreement with employee representatives to end cigarette production in its factory in Berlin, Germany, by January 1, 2020. As a result of this agreement, during 2019, PMI recorded pre-tax asset impairment and exit costs of $342 million in the European Union segment. This amount included pension and employee separation costs of $251 million, which are paid in cash, and asset impairment costs of $91 million, primarily related to machinery and equipment, which were non-cash charges.

Other

During 2019, PMI also recorded pre-tax asset impairment and exit costs of $80 million as part of its global manufacturing infrastructure optimization. These costs were related to cigarette plant closures in Argentina ($15 million), Colombia ($45 million) and Pakistan ($20 million). The charges were reflected in the Americas segment (Argentina and Colombia) and the South & Southeast Asia segment (Pakistan).

Asset Impairment and Exit Costs by Segment

During 2021, 2020 and 2019, PMI recorded the following pre-tax asset impairment and exit costs by segment:

(in millions)	2021	2020	2019
Separation programs: (1)
European Union	$68	$53	$251
Eastern Europe	14	14	—
Middle East & Africa	17	18	—
South & Southeast Asia	21	22	3
East Asia & Australia	31	25	—
Americas	8	9	49
Total separation programs	159	141	303
Contract termination charges:
East Asia & Australia	57	—	—
Total contract termination charges	57	—	—
Asset impairment charges (1)
European Union	—	4	91
Eastern Europe	—	1	—
Middle East & Africa	—	1	—
South & Southeast Asia	—	1	17
East Asia & Australia	—	1	—
Americas	—	—	11
Total asset impairment charges	—	8	119
Asset impairment and exit costs	$216	149	422
(1) Organizational design optimization pre-tax charges in 2021 and 2020 were allocated across all geographical segments.

Movement in Exit Cost Liabilities

The movement in exit cost liabilities for the year ended December 31, 2021 was as follows:

(in millions)
Liability balance, January 1, 2021	$180
Charges, net	216
Cash spent	(238)
Currency/other	(16)
Liability balance, December 31, 2021	$142

Future cash payments for exit costs incurred to date are anticipated to be substantially paid by the end of 2023.

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

Note 21.

Leases:

PMI has operating and finance leases that are principally for real estate (office space, warehouses and retail store space), machinery and equipment, and vehicles. Lease terms range from 1 year to 72 years, some of which include options to renew, which are reasonably certain to be renewed. Lease terms may also include options to terminate the lease. The exercise of a lease renewal or termination option is at PMI’s discretion.

PMI’s operating and finance leases at December 31, 2021 and 2020, were as follows:

	At December 31,
(in millions)	2021		2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Assets:
Machinery and equipment	$—	$108	$—	$12
Other assets	526	—	697	64
Total lease assets	$526	$108	$697	$76

Liabilities:
Current
Current portion of long-term debt	$—	$48	$—	$13
Accrued liabilities - Other	192	—	190	—
Noncurrent
Long-term debt	—	23	—	24
Income taxes and other liabilities	344	—	517	—
Total lease liabilities	$536	$71	$707	$37

The components of PMI’s lease cost were as follows for the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Operating lease cost	$259	$237	$242
Finance lease cost:
Amortization of right-of-use assets	54	31	18
Interest on lease liabilities	1	1	1
Short-term lease cost	55	49	61
Variable lease cost	25	31	29
Total lease cost	$394	$349	$351

Maturity of PMI’s lease liabilities, on an undiscounted basis, as of December 31, 2021, were as follows:

(in millions)	Operating Leases	Finance Leases
2022	$215	$49
2023	131	18
2024	84	2
2025	54	1
2026	24	1
Thereafter	140	1
Total lease payments	648	72
Less: Interest	112	1
Present value of lease liabilities	$536	$71

Other information related to PMI’s leases was as follows for the year ended December 31, 2021, 2020 and 2019:

	December 31,
(in millions)	2021		2020		2019
	Operating Leases	Finance Leases	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities in operating cash flows (1)	$259	$—	$238	$—	$240	$—
Cash paid for amounts included in the measurement of lease liabilities in financing cash flows	$—	$26	$—	$19	$—	$15
Leased assets obtained in exchange for new lease liabilities	$64	$89	$149	$32	$221	$38
Weighted-average remaining lease term (years)	8.3	1.7	10.1	1.6	9.6	2.4
Weighted-average discount rate(2) (3)	3.6%	5.3%	4.3%	6.7%	4.4%	7.1%
(1) Cash paid included in the operating cash flows of finance leases is not material.
(2) PMI’s weighted-average discount rate for operating leases is based on its estimated pre-tax cost of debt adjusted for country-specific risk.
(3) PMI’s weighted-average discount rate for finance leases, excluding embedded leases, is based on its estimated pre-tax cost of debt adjusted for country-specific risk and where applicable the interest rate explicit to lease contracts.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Philip Morris International Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Philip Morris International Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Lausanne, Switzerland
February 11, 2022

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
Management assessed the effectiveness of PMI’s internal control over financial reporting as of December 31, 2021. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of PMI’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on this assessment, management determined that, as of December 31, 2021, PMI maintained effective internal control over financial reporting.
PricewaterhouseCoopers SA, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of PMI included in this report, has audited the effectiveness of PMI’s internal control over financial reporting as of December 31, 2021, as stated in their report herein.
February 11, 2022

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

Item 9B.Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Except for the information relating to the executive officers set forth in Item 10 and the information relating to equity compensation plans set forth in Item 12, the information called for by Items 10-14 is hereby incorporated by reference to PMI’s definitive proxy statement for use in connection with its annual meeting of stockholders to be held on May 4, 2022, that will be filed with the SEC on or about March 24, 2022 (the “proxy statement”), and, except as indicated therein, made a part hereof.

Item 10.Directors, Executive Officers and Corporate Governance.

Information About Our Executive Officers as of February 10, 2022:

Name	Office	Age
Jacek Olczak	Chief Executive Officer	57
Drago Azinovic	President, Middle East & Africa Region and PMI Duty Free	59
Emmanuel Babeau	Chief Financial Officer	54
Werner Barth	President Combustibles Category & Global Combustibles Marketing	57
Frederic de Wilde	President, European Union Region	54
Reginaldo Dobrowolski	Vice President and Controller	47
Suzanne Rich Folsom	Senior Vice President and General Counsel	60
Stacey Kennedy	President, South and Southeast Asia Region	49
Marco Mariotti	President, Eastern Europe Region	57
Deepak Mishra	President. Americas Region	50
Paul Riley	President, East Asia and Australia Region	56
Stefano Volpetti	President Smoke-Free Products Category & Chief Consumer Officer	50

Jacek Olczak – Age 57

Mr. Olczak was appointed as our Chief Executive Officer in May 2021. From January 2018 until May 2021, Mr. Olczak has served as our Chief Operating Officer, and from August 2012 until January 2018, he served as our Chief Financial Officer. He joined the

Company’s Polish affiliate in 1993 and progressed through various roles in finance and general management positions across Europe, including as Managing Director of PMI’s markets in Poland and Germany and as President of the European Union Region, before being appointed Chief Financial Officer. Prior to joining PMI, Mr. Olczak worked for BDO, an international network of public accounting, tax, consulting and business advisory firms.

Drago Azinovic – Age 59

Mr. Azinovic was appointed as our President, Middle East & Africa Region and PMI Duty Free in January 2018. From July 2015 until January 2018, Mr. Azinovic was our President Eastern Europe, Middle East and Africa and Global Duty Free. Mr. Azinovic also served as our President of the European Union Region, a position he held from August 2012 to July 2015, as well as the President of Philip Morris Japan, from July 2011 to August 2012. Prior to joining Philip Morris Asia Limited in March 2009 as Vice President of Marketing and Sales for Philip Morris International’s Asia Region, Mr. Azinovic held a variety of positions at The Procter & Gamble Company ("Procter & Gamble"), a multinational consumer goods company, and Altadis, a tobacco company, and, after the acquisition of Altadis in 2008, at Imperial Tobacco, a tobacco company.

Emmanuel Babeau – Age 54

Mr. Babeau was appointed as our Chief Financial Officer in May 2020. Prior to joining PMI in May 2020, Mr Babeau served as the Deputy Chief Executive Officer of Schneider Electric, an energy and automation digital solutions company. In this position he was in charge of Finance and Legal Affairs. Mr. Babeau joined Schneider Electric in 2009 as Executive Vice President Finance and a member of the Management Board. Mr. Babeau also served on the board of Sanofi S.A., a French multinational healthcare company, from 2018 to 2020. Mr. Babeau started his career in 1990 at Arthur Andersen and from 1993 to 2009 he progressed through various positions at Pernod Ricard, a beverage company, the latest being Chief Financial Officer and Group Deputy Managing Director. Mr. Babeau also served as a non-executive director at Sodexo, a French food services and facilities management company, from January 2016 until December 2021.

Werner Barth – Age 57

Mr. Barth was appointed as our President Combustibles Category & Global Combustibles Marketing in November 2021. Mr. Barth joined PMI in 1990 as Marketing Trainee at Philip Morris Germany and throughout his career he progressed through various roles at PMI in marketing, product management, brand supervision and general management. Prior to his current position, from 2015 Mr. Barth held the role of Senior Vice President, Marketing & Sales, and from 2018, he held the role of Senior Vice President, Commercial.

Frederic de Wilde – Age 54

Mr. de Wilde was appointed as our President, European Union Region in July 2015. Mr. de Wilde joined PMI in 1992 as Brand Manager L&M at Philip Morris Belgium and throughout his career he progressed through various roles at PMI in marketing, sales and general management. Prior to his current position, from July 2011 until July 2015, Mr. de Wilde held the role of Senior Vice President, Marketing & Sales.

Reginaldo Dobrowolski – Age 47

Mr. Dobrowolski was appointed as our Vice President & Controller in August 2021. From May 2019 until August 2021, Mr. Dobrowolski was our Vice President Corporate Financial Planning, Data & Reporting. Prior to that, Mr. Dobrowolski held various roles in our Finance department, including Director Corporate Financial Planning & Reporting from October 2014 until May 2019.

Suzanne Rich Folsom - Age 60

Ms. Folsom was appointed as our Senior Vice President and General Counsel in July 2020. She is responsible for all legal, compliance and governance matters at PMI. From March 2019 until July 2020, Ms. Folsom was a Partner and Co-Chair of the Investigations, Compliance and Strategic Response Group at Manatt, Phelps & Phillips, LLP, a law firm. From 2014 to 2018, Ms. Folsom served as the General Counsel, Chief Compliance Officer and Senior Vice President, Government Affairs and Global Public Policy at United States Steel Corporation, an American integrated steel producer. Ms. Folsom is an accomplished C-suite executive and attorney with deep experience advising management and boards of directors.

Stacey Kennedy – Age 49

Ms. Kennedy was appointed as our President, South and Southeast Asia Region in January 2018. From 2015 until her current appointment, Ms. Kennedy served as Managing Director for Germany, Austria, Croatia, and Slovenia. Ms. Kennedy began her career with Philip Morris USA in 1995 as a Territory Sales Manager. Throughout her career she held a number of positions of increasing responsibility in sales and general management.

Marco Mariotti – Age 57

Mr. Mariotti was appointed as our President, Eastern Europe Region in January 2018. From 2015 until his current appointment, Mr. Mariotti served as Senior Vice President, Corporate Affairs. Since joining PMI in 1997, Mr. Mariotti has held numerous leadership roles in Argentina and across Europe, such as President, Russia & Belarus, Managing Director Italy and Managing Director Argentina.

Deepak Mishra - Age 50

Mr. Mishra was appointed as our President, Americas Region in July 2021. Mr. Mishra joined PMI in September 2018, as Senior Vice President and Chief Strategy Officer. From 2014 until September 2018, he was Managing Director, Portfolio Operations at Centerbridge Partners, a private equity firm, where he led commercial, operational, and digital transformation in various business sectors. Prior to Centerbridge Partners, Mr. Mishra was a Partner at McKinsey & Co., a management consulting firm in London, and part of their Consumer Goods, Retail and Operations leadership teams from 2001 to 2014, supporting clients in the FMCG, retail and private equity industries on commercial and operational transformations.

Paul Riley – Age 56

Mr. Riley was appointed as our President, East Asia and Australia Region in January 2018. From 2015 until his current appointment, Mr. Riley served as President of Philip Morris Japan. Mr. Riley joined Philip Morris Australia in 1988. Over the following two decades, he held a number of positions in Australia, Hong Kong, and Japan, before being named Managing Director, Serbia & Montenegro in 2010. Mr. Riley returned to the Asian Region in 2013, when he became President of Philip Morris Fortune Tobacco Corporation in the Philippines.

Stefano Volpetti – Age 50

Mr. Volpetti was appointed as our President Smoke-Free Products Category & Chief Consumer Officer in November 2021. Mr. Volpetti joined PMI in June 2019 as Chief Consumer Officer. From February 2016 until May 2019, Mr. Volpetti served as the Vice President & Brand Franchise Leader of a multi-functional, global business unit at Procter & Gamble, a multinational consumer goods company. Mr. Volpetti spent 22 years at Procter & Gamble, progressing through various roles with increasing responsibility locally in Italy and Mexico, and on a regional level for the European market. Mr. Volpetti also served as Chief Marketing Officer at Luxottica Group S.p.A, an Italian eyewear conglomerate, in 2015.

Codes of Conduct and Corporate Governance

We have adopted a code of conduct, which we call the Guidebook for Success. The Guidebook for Success complies with requirements set forth in Item 406 of Regulation S-K, applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We have also adopted a code of business conduct and ethics that applies to the members of our Board of Directors. These documents are available free of charge on our website at www.pmi.com.

In addition, we have adopted corporate governance guidelines and charters for our Audit, Finance, Compensation and Leadership Development, Product Innovation and Regulatory Affairs, Consumer Relationships and Regulation, and Nominating and Corporate Governance committees of the Board of Directors. All of these documents are available free of charge on our website at www.pmi.com. Any waiver granted by Philip Morris International Inc. to its principal executive officer, principal financial officer or controller, or any person performing similar functions under the Guidebook for Success, or certain amendments to the Guidebook for Success, will be disclosed on our website at www.pmi.com.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The number of shares to be issued upon exercise or vesting and the number of shares remaining available for future issuance under PMI’s equity compensation plans at December 31, 2021, were as follows:

	Number of Securities to be Issued upon Exercise of Outstanding Options and Vesting of RSUs and PSUs (a)		Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	7,714,804	[1]	$—	15,746,554

1 Represents 4,640,764 shares of common stock that may be issued upon vesting of the restricted share units and 3,074,040 shares that may be issued upon vesting of the performance share units if maximum performance targets are achieved for each performance cycle. PMI has not granted options since the spin-off from Altria on March 28, 2008.

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

PART IV

Item 15.Exhibits and Financial Statement Schedules.

(a) Index to Consolidated Financial Statements and Schedules

Page
Consolidated Statements of Earnings for the years ended December 31, 2021, 2020 and 2019	65
Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2021, 2020 and 2019	66
Consolidated Balance Sheets at December 31, 2021 and 2020	67 - 68
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019	69 - 70
Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended December 31, 2021, 2020 and 2019	71
Notes to Consolidated Financial Statements	72 - 123
Report of Independent Registered Public Accounting Firm (PCAOB ID 1358)	124 - 125
Report of Management on Internal Control Over Financial Reporting	126

Schedules have been omitted either because such schedules are not required or are not applicable.

(b) The following exhibits are filed as part of this Report:

2.1	—
Distribution Agreement between Altria Group, Inc. and Philip Morris International Inc. dated January 30, 2008 (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form 10 filed February 7, 2008).

2.2	—
Share Sale and Purchase Agreement by and among Claudio Topco B.V., Bagger-Sorenson & Co. A/S and PMI Global Services, Inc., dated June 30, 2021 (portions of this Exhibit 2.1 have been omitted) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed July 7, 2021).

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
Amendment and Extension Agreement, effective February 2, 2021, among PMI, the lenders named therein and Citibank Europe PLC, UK Branch (legal successor to Citibank International Limited), as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 2, 2021).

10.17	—
Amendment and Extension Agreement, effective February 10, 2021, among PMI, the lenders named therein, Citibank Europe PLC, UK Branch, as facility agent, and Citibank, N.A., as swingline agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 2, 2021).

10.18	—
Credit Agreement, dated as of September 29, 2021, among PMI, the lenders named therein, Citibank Europe PLC, UK Branch, as facility agent, and Citibank, N.A., as swingline agent (incorporated by reference to Exhibit 10.1to the Current Report on Form 8-K filed September 30, 2021).

10.19	—	Philip Morris International Inc. 2017 Performance Incentive Plan, effective May 3, 2017 (incorporated by reference to Exhibit B to the Definitive Proxy Statement filed on March 23, 2017).*
10.20	—	Pension Fund of Philip Morris in Switzerland (IC) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).*
10.21	—	Summary of Supplemental Pension Plan of Philip Morris in Switzerland (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).*
10.22	—
Philip Morris International Inc. Amended and Restated Automobile Policy, dated as of October 1, 2019 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2020).*

10.23	—	Philip Morris International Benefit Equalization Plan, amended and restated (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).*
10.24	—
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
Philip Morris International Inc. 2008 Deferred Fee Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.24 the the Annual Report on Form 10-K for the year ended December 31, 2020).*

10.28	—
Supplemental Letter to the Employment Agreement (as amended) with André Calantzopoulos (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2020). The Employment Agreement was previously filed as Exhibit 10.22 to the Registration Statement on Form 10 filed February 7, 2008 and is incorporated by reference to this Exhibit 10.28.*

10.29	—
Supplemental Letter to Employment Agreement with Marc S. Firestone (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017). The Employment Agreement was previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and is incorporated by reference to this Exhibit 10.29.*

10.30	—	Employment Agreement with Martin G. King, effective June 1, 2020 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).*
10.31	—	Restricted Stock Unit Agreement (2021 Grant) (Martin G. King) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed February 9, 2021).*
10.32	—	Performance Stock Unit Agreement (2021 Grant) (Martin G. King) (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed February 9, 2021).*
10.33	—	Separation Agreement and Release with Martin G. King, dated August 16, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 20, 2021).*

10.34	—
Early Retirement Agreement and Release with Marc S. Firestone, effective November 3, 2020 (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2020).*

10.35	—
Supplemental Letter to the Employment Agreement (as amended) with Jacek Olczak (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019. The Employment Agreement was previously filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and is incorporated by reference to this Exhibit 10.35.*

10.36	—
Supplemental Letter to the Employment Agreement (as amended) with Miroslaw Zielinski (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019). The Employment Agreement was previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and is incorporated by reference to this Exhibit 10.36.*

10.37	—	Early Retirement and Release Agreement with Miroslaw Zielinski, effective April 30, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 1, 2020).*
10.38	—	Employment Agreement with Emmanuel Babeau, effective as of May 1, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 2, 2020).*
10.39	—	Restricted Stock Unit Agreement (2021 Grant) (Emmanuel Babeau) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 9, 2021).*
10.40	—	Performance Stock Unit Agreement (2021 Grant) (Emmanuel Babeau) (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed February 9, 2021).*
10.41	—	Employment Agreement with Frederic de Wilde, effective July 1, 2011 (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).*
10.42	—
Supplemental Letter to the Employment Agreement with Frederic de Wilde, effective July 1, 2015 (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).*

10.43	—	Off-Cycle Restricted Stock Unit Agreement (2021 Grant) (Frederic de Wilde) (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).*
10.44	—	Employment Agreement with Stefano Volpetti, effective June 1, 2019 (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).*
10.45	—
Supplemental Letter to the Employment Agreement with Stefano Volpetti, effective June 1, 2019 (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).*

10.46	—	Supplemental Letter to the Employment Agreement with Stefano Volpetti, effective November 1, 2021.*
10.47	—
Restricted Stock Unit Agreement (Vesting in Installments), between Philip Morris International Inc. and Emmanuel Babeau, effective as of May 1, 2020 (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the year ended December 31, 2020.*

10.48	—
Supplemental Letter to the Employment Agreement with André Calantzopoulos, effective May 5, 2021 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021). *

10.49	—
Supplemental Letter to the Employment Agreement with Jacek Olczak, effective May 5, 2021 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).*

10.50	—
Restricted Stock Unit Agreement, between Philip Morris International Inc. and Emmanuel Babeau, effective as of May 1, 2020 (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K for the year ended December 31, 2020).*

10.51	—
Performance Stock Unit Agreement, between Philip Morris International Inc. and Emmanuel Babeau, effective as of May 1, 2020 (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K for the year ended December 31, 2020).*

10.52	—	Agreement with Louis C. Camilleri (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form 10 filed February 7, 2008).*
10.53	—
Form of Supplemental Equalization Plan Employee Grantor Trust Enrollment Agreement (Secular Trust) (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K for the year ended December 31, 2008).*

10.54	—
Form of Supplemental Equalization Plan Employee Grantor Trust Enrollment Agreement (Executive Trust) (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2008).*

10.55	—
Philip Morris International Inc. Form of Indemnification Agreement with Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 18, 2009).*

10.56	—	Philip Morris International Inc. Tax Return Preparation Services Policy (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K for the year ended December 31, 2014).*
10.57	—	Form of Restricted Stock Unit Agreement (2019 Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 12, 2019).*
10.58	—	Form of Performance Share Unit Agreement (2019 Grants) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 12, 2019).*
10.59	—	Form of Restricted Stock Unit Agreement (2020 Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 11, 2020).*
10.60	—	Form of Performance Share Unit Agreement (2020 Grants) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 11, 2020).*
10.61		Form of Restricted Stock Unit Agreement (2021 Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 9, 2021).*
10.62	—	Form of Performance Share Unit Agreement (2021 Grants) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 9, 2021).*

21	—	Subsidiaries of Philip Morris International Inc.
23	—	Consent of independent registered public accounting firm.
31.1	—
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

PHILIP MORRIS INTERNATIONAL INC.

By:	/s/ JACEK OLCZAK
(Jacek Olczak Chief Executive Officer)

Date: February 11, 2022

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jacek Olczak, Emmanuel Babeau, and Darlene Quashie Henry and each of them, acting individually, as his or her true and lawful attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2021, and other documents in connection herewith and therewith, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection herewith and therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ JACEK OLCZAK	Chief Executive Officer and Director	February 11, 2022
(Jacek Olczak)
/s/ EMMANUEL BABEAU	Chief Financial Officer	February 11, 2022
(Emmanuel Babeau)
/s/ REGINALDO DOBROWOLSKI	Vice President and Controller	February 11, 2022
(Reginaldo Dobrowolski)
/s/ ANDRÉ CALANTZOPOULOS	Executive Chairman	February 11, 2022
(André Calantzopoulos)
/s/ BONIN BOUGH	Director	February 11, 2022
(Bonin Bough)
/s/ MICHEL COMBES	Director	February 11, 2022
(Michel Combes)
/s/ DR. JUAN JOSÉ DABOUB	Director	February 11, 2022
(Juan José Daboub)

/s/ WERNER GEISSLER	Director	February 11, 2022
(Werner Geissler)
/s/ LISA A. HOOK	Director	February 11, 2022
(Lisa A. Hook)
/s/ JUN MAKIHARA	Director	February 11, 2022
(Jun Makihara)
/s/ KALPANA MORPARIA	Director	February 11, 2022
(Kalpana Morparia)
/s/ LUCIO A. NOTO	Director	February 11, 2022
(Lucio A. Noto)
/s/ FREDERIK PAULSEN	Director	February 11, 2022
(Frederik Paulsen)
/s/ ROBERT B. POLET	Director	February 11, 2022
(Robert B. Polet)
/s/ DESSISLAVA TEMPERLEY	Director	February 11, 2022
(Dessislava Temperley)
/s/ SHLOMO YANAI	Director	February 11, 2022
(Shlomo Yanai)