Form 10-Q
period 2022-03-31
Philip Morris International Inc.
filed 2022-04-28
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At April 22, 2022, there were 1,550,110,316 shares outstanding of the registrant’s common stock, no par value per share.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Revenues including excise taxes	$19,341	$19,355
Excise taxes on products	11,595	11,770
Net revenues	7,746	7,585
Cost of sales (Note 18)	2,608	2,274
Gross profit	5,138	5,311
Marketing, administration and research costs (Notes 16 & 18)	1,802	1,849
Amortization of intangibles	38	18
Operating income	3,298	3,444
Interest expense, net	154	167
Pension and other employee benefit costs (Note 3)	4	28
Earnings before income taxes	3,140	3,249
Provision for income taxes	619	697
Equity investments and securities (income)/loss, net	56	(43)
Net earnings	2,465	2,595
Net earnings attributable to noncontrolling interests	134	177
Net earnings attributable to PMI	$2,331	$2,418
Per share data (Note 6):
Basic earnings per share	$1.50	$1.55
Diluted earnings per share	$1.50	$1.55

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Net earnings	$2,465	$2,595
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $(31) in 2022 and $(85) in 2021	(194)	223
Change in net loss and prior service cost:
Amortization of net losses, prior service costs and net transition costs, net of income taxes of $(13) in 2022 and $(18) in 2021	55	81
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $(20) in 2022 and $(14) in 2021	110	76
(Gains) losses transferred to earnings, net of income taxes of $2 in 2022 and $0 in 2021	(9)	21
Total other comprehensive earnings (losses)	(38)	401
Total comprehensive earnings	2,427	2,996
Less comprehensive earnings attributable to:
Noncontrolling interests	279	143
Comprehensive earnings attributable to PMI	$2,148	$2,853

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$4,622	$4,496
Trade receivables (less allowances of $32 in 2022 and $70 in 2021)	3,650	3,123
Other receivables (less allowances of $36 in 2022 and $36 in 2021)	768	817
Inventories:
Leaf tobacco	1,691	1,642
Other raw materials	2,297	1,652
Finished product	4,696	5,426
	8,684	8,720
Other current assets	1,000	561
Total current assets	18,724	17,717
Property, plant and equipment, at cost	14,563	14,732
Less: accumulated depreciation	8,559	8,564
	6,004	6,168
Goodwill (Note 4)	6,632	6,680
Other intangible assets, net (Note 4)	2,786	2,818
Equity investments (Note 12)	4,312	4,463
Deferred income taxes	694	895
Other assets (less allowances of $21 in 2022 and $21 in 2021)	2,581	2,549
TOTAL ASSETS	$41,733	$41,290

See notes to condensed consolidated financial statements.
Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share data)
(Unaudited)

	March 31, 2022	December 31, 2021
LIABILITIES
Short-term borrowings (Note 10)	$2,441	$225
Current portion of long-term debt (Note 10)	2,897	2,798
Accounts payable	3,203	3,331
Accrued liabilities:
Marketing and selling	678	811
Taxes, except income taxes	5,618	6,324
Employment costs	864	1,146
Dividends payable	1,958	1,958
Other	1,854	1,637
Income taxes	904	1,025
Total current liabilities	20,417	19,255
Long-term debt (Note 10)	24,019	24,783
Deferred income taxes	751	726
Employment costs	2,880	2,968
Income taxes and other liabilities	1,869	1,766
Total liabilities	49,936	49,498
Contingencies (Note 8)
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2022 and 2021)	—	—
Additional paid-in capital	2,118	2,225
Earnings reinvested in the business	33,468	33,082
Accumulated other comprehensive losses	(9,760)	(9,577)
	25,826	25,730
Less: cost of repurchased stock (559,231,389 and 559,146,338 shares in 2022 and 2021, respectively)	35,924	35,836
Total PMI stockholders’ deficit	(10,098)	(10,106)
Noncontrolling interests	1,895	1,898
Total stockholders’ deficit	(8,203)	(8,208)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$41,733	$41,290

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$2,465	$2,595

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	253	245
Deferred income tax (benefit) provision	(1)	33
Asset impairment and exit costs, net of cash paid (Note 16)	(28)	(36)
Cash effects of changes, net of the effects from acquired companies:
Receivables, net	(553)	(427)
Inventories	(232)	305
Accounts payable	14	(67)
Accrued liabilities and other current assets	(835)	(2,108)
Income taxes	(93)	(91)
Pension plan contributions	(34)	(30)
Other	162	16
Net cash provided by operating activities	1,118	435

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(229)	(179)
Equity investments	(20)	—
Net investment hedges	121	199
Other	(68)	35
Net cash provided by (used in) investing activities	(196)	55

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Short-term borrowing activity by original maturity:
Net issuances (repayments) - maturities of 90 days or less	$1,916	$(49)
Issuances - maturities longer than 90 days	305	—
Long-term debt repaid	(496)	(1,632)
Repurchases of common stock	(209)	—
Dividends paid	(1,952)	(1,879)
Payments to noncontrolling interests and Other (Note 17)	(265)	(89)
Net cash used in financing activities	(701)	(3,649)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(95)	(220)

Cash, cash equivalents and restricted cash (1):
Increase (Decrease)	126	(3,379)
Balance at beginning of period	4,500	7,285
Balance at end of period	$4,626	$3,906

(1) The amounts for cash, cash equivalents and restricted cash shown above include restricted cash of $4 million and $4 million as of March 31, 2022 and 2021, respectively, and $4 million and $5 million as of December 31, 2021 and 2020, respectively, which were included in other current assets in the condensed consolidated balance sheets.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Three Months Ended March 31, 2022 and 2021
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, January 1, 2021	$—	$2,105	$31,638	$(11,181)	$(35,129)	$1,936	$(10,631)
Net earnings			2,418			177	2,595
Other comprehensive earnings (losses), net of income taxes				435		(34)	401
Issuance of stock awards		(25)			69		44
Dividends declared ($1.20 per share)			(1,878)				(1,878)
Payments to noncontrolling interests						(105)	(105)
Balances, March 31, 2021	$—	$2,080	$32,178	$(10,746)	$(35,060)	$1,974	$(9,574)
Balances, January 1, 2022	$—	$2,225	$33,082	$(9,577)	$(35,836)	$1,898	$(8,208)
Net earnings			2,331			134	2,465
Other comprehensive earnings (losses), net of income taxes				(12)		(26)	(38)
Issuance of stock awards		(77)			111		34
Dividends declared ($1.25 per share)			(1,945)				(1,945)
Payments to noncontrolling interests						(101)	(101)
Common stock repurchased					(199)		(199)
Other (Note 17)		(30)		(171)		(10)	(211)
Balances, March 31, 2022	$—	$2,118	$33,468	$(9,760)	$(35,924)	$1,895	$(8,203)

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

In the third quarter of 2021, PMI acquired Fertin Pharma A/S, Vectura Group plc. and OtiTopic, Inc. On March 31, 2022, PMI launched a new Wellness and Healthcare business consolidating these entities, Vectura Fertin Pharma. The operating results of this new business is reported in an Other category. For further details, see Note 7. Segment Reporting and Note 17. Acquisitions.

Certain prior years' amounts have been reclassified to conform with the current year's presentation. During the first quarter of 2022, one of Fertin Pharma's product lines was moved from the Other category to the European Union segment (reduced-risk product category). For further details, see Note 4. Goodwill and Other Intangible Assets, net. The change did not have a material impact on PMI's consolidated financial position, results of operations or cash flows in any of the periods presented.

These statements should be read in conjunction with the audited consolidated financial statements and related notes, which appear in PMI’s Annual Report on Form 10-K for the year ended December 31, 2021.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 2. Stock Plans:

In May 2017, PMI’s shareholders approved the Philip Morris International Inc. 2017 Performance Incentive Plan (the “2017 Plan”). Under the 2017 Plan, PMI may grant to eligible employees restricted shares and restricted share units, performance-based cash incentive awards and performance-based equity awards. Up to 25 million shares of PMI’s common stock may be issued under the 2017 Plan. At March 31, 2022, shares available for grant under the 2017 Plan were 12,644,751.

In May 2017, PMI’s shareholders also approved the Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors (the “2017 Non-Employee Directors Plan”). A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the 2017 Non-Employee Directors Plan. At March 31, 2022, shares available for grant under the plan were 914,413.

Restricted share unit (RSU) awards

During the three months ended March 31, 2022 and 2021, shares granted to eligible employees, the weighted-average grant date fair value per share and the recorded compensation expense related to RSU awards were as follows:

	Number of Shares Granted	Weighted-Average Grant Date Fair Value Per RSU Award Granted	Compensation Expense Related to RSU Awards (in millions)
2022	1,551,050	$ 105.04	$39
2021	1,972,770	$ 81.86	$40

As of March 31, 2022, PMI had $259 million of total unrecognized compensation cost related to non-vested RSU awards. The cost is recognized over the original restriction period of the awards, which is typically three years after the date of the award, or upon death, disability or reaching the age of 58.

During the three months ended March 31, 2022, 1,447,664 RSU awards vested. The grant date fair value of all the vested awards was approximately $112 million. The total fair value of RSU awards that vested during the three months ended March 31, 2022 was approximately $159 million.

Performance share unit (PSU) awards

During the three months ended March 31, 2022 and 2021, PMI granted PSU awards to certain executives. The PSU awards require the achievement of certain performance metrics, which are predetermined at the time of grant, typically over a three-year performance cycle. The performance metrics for such PSU's granted during the three months ended March 31, 2022 consisted of PMI's Total Shareholder Return ("TSR") relative to a predetermined peer group and on an absolute basis (40% weight), PMI’s currency-neutral compound annual adjusted diluted earnings per share growth rate (30% weight), and a Sustainability Index, which consists of two drivers:

•Product Sustainability (20% weight) measuring progress on PMI's efforts to maximize the benefits of smoke-free products, purposefully phase out cigarettes, seek net positive impact in wellness and healthcare, and reduce post-consumer waste; and

•Operational Sustainability (10% weight) measuring progress on PMI's efforts to tackle climate change, preserve nature, improve the quality of life of people in its supply chain, and foster an empowered, and inclusive workplace.

The performance metrics for such PSU's granted during the three months ended March 31, 2021 consisted of PMI's TSR relative to a predetermined peer group and on an absolute basis (40% weight), PMI’s currency-neutral compound annual adjusted diluted earnings per share growth rate (30% weight), and PMI’s performance against specific measures of PMI’s transformation, defined as net revenues from PMI's RRPs and any other non-combustible products as a percentage of PMI's total net revenues in the last year of the performance cycle (30% weight).

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

During the three months ended March 31, 2022 and 2021, shares granted to eligible employee, the grant date fair value per share and the recorded compensation expense related to PSU awards were as follows:

	Number of Shares Granted	Grant Date Fair Value Subject to Other Performance Metrics	Grant Date Fair Value Subject to TSR Performance Metric	Compensation Expense Related to PSU Awards (in millions)
		(Per Share)	(Per Share)
2022	451,790	$ 105.07	$ 143.94	$21
2021	574,410	$ 81.86	$ 106.93	$12

The grant date fair value of the PSU awards subject to the other performance metrics was determined by using the market price of PMI’s stock on the date of the grant. The grant date fair value of the PSU market based awards subject to the TSR performance metric was determined by using the Monte Carlo simulation model. The following assumptions were used to determine the grant date fair value of the PSU awards subject to the TSR performance metric:

	2022	2021
Risk-free interest rate (a)	1.6%	0.2%
Expected volatility (b)	28.6%	31.7%
(a) Based on the U.S. Treasury yield curve.
(b) Determined using the observed historical volatility.

As of March 31, 2022, PMI had $76 million of total unrecognized compensation cost related to non-vested PSU awards. The cost is recognized over the performance cycle of the awards, or upon death, disability or reaching the age of 58.

During the three months ended March 31, 2022, 669,960 PSU awards vested. The grant date fair value of all the vested awards was approximately $54 million. The total fair value of PSU awards that vested during the three months ended March 31, 2022 was approximately $74 million.

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

Pension and other employee benefit costs per the condensed consolidated statements of earnings consisted of the following:

	For the Three Months Ended March 31,
(in millions)	2022	2021
Net pension costs (income)	$(25)	$(1)
Net postemployment costs	27	28
Net postretirement costs	2	1
Total pension and other employee benefit costs	$4	$28

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	Pension (1)
	For the Three Months Ended March 31,
(in millions)	2022	2021
Service cost	$60	$75
Interest cost	20	13
Expected return on plan assets	(92)	(95)
Amortization:
Net loss	48	80
Prior service cost	(1)	1
Net periodic pension cost	$35	$74
(1) Primarily non-U.S. based defined benefit retirement plans.

Employer Contributions
PMI makes, and plans to make, contributions, to the extent that they are tax deductible and meet specific funding requirements of its funded pension plans. Employer contributions of $34 million were made to the pension plans during the three months ended March 31, 2022. Currently, PMI anticipates making additional contributions during the remainder of 2022 of approximately $73 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest and currency rates.

Note 4. Goodwill and Other Intangible Assets, net:

The movements in goodwill were as follows:

(in millions)	European Union	Eastern Europe	Middle East & Africa	South & Southeast Asia	East Asia & Australia	Americas	Other	Total
Balances, December 31, 2021	$1,397	$295	$79	$2,828	$539	$611	$931	$6,680
Changes due to:
Currency	(19)	(8)	8	(29)	(7)	27	(20)	(48)
Balances, March 31, 2022	$1,378	$287	$87	$2,799	$532	$638	$911	$6,632

At March 31, 2022, goodwill primarily reflects PMI’s business combinations in Colombia, Greece, Indonesia, Mexico, Pakistan, the Philippines and Serbia, as well as the preliminary purchase price allocation of Fertin Pharma A/S and Vectura Group plc., which were acquired in September 2021.

As discussed in Note 1. Background and Basis of Presentation, during the first quarter of 2022, one of Fertin Pharma's product lines was moved from the Other category to the European Union segment. As a result, the December 31, 2021 opening goodwill balance in the table above included a reclassification of $24 million from the Other category to the European Union segment.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Details of other intangible assets were as follows:

		March 31, 2022			December 31, 2021
(in millions)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizable intangible assets		$1,321		$1,321	$1,312		$1,312
Amortizable intangible assets:
Trademarks	11 years	1,205	$656	549	1,201	$639	562
Developed technology, including patents	12 years	855	82	773	859	63	796
Other(1)	11 years	238	95	143	238	90	148
Total other intangible assets		$3,619	$833	$2,786	$3,610	$792	$2,818
(1) Primarily includes distribution networks and customer relationships.

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia and Mexico, as well as the preliminary purchase price allocation associated with PMI's business combinations in 2021 (primarily in-process research and development). The increase since December 31, 2021 was due to currency movements of $9 million.

The change in the accumulated amortization from December 31, 2021, was mainly due to the 2022 amortization of $38 million, and currency movements of $3 million.

Amortization expense for each of the next five years is estimated to be $150 million or less, assuming no additional transactions occur that require the amortization of intangible assets.

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

PMI uses deliverable and non-deliverable forward foreign exchange contracts, foreign currency swaps and foreign currency options, collectively referred to as foreign exchange contracts ("foreign exchange contracts"), and interest rate contracts to

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
mitigate its exposure to changes in exchange and interest rates from third-party and intercompany actual and forecasted transactions. Both foreign exchange contracts and interest rate contracts are collectively referred to as derivative contracts ("derivative contracts"). The primary currencies to which PMI is exposed include the Euro, Indonesian rupiah, Japanese yen, Mexican peso, Philippine peso, Russian ruble and Swiss franc. At March 31, 2022, PMI had contracts with aggregate notional amounts of $25.8 billion of which $4.9 billion related to cash flow hedges, $7.9 billion related to hedges of net investments in foreign operations, $1.0 billion related to fair value hedges and $12.0 billion related to other derivatives that primarily offset currency exposures on intercompany financing.

The fair value of PMI’s derivative contracts included in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, were as follows:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
		At	At		At	At
(in millions)	Balance Sheet Classification	March 31, 2022	December 31, 2021	Balance Sheet Classification	March 31, 2022	December 31, 2021
Derivative contracts designated as hedging instruments	Other current assets	$291	$173	Other accrued liabilities	$46	$34
	Other assets	63	22	Income taxes and other liabilities	182	190
Derivative contracts not designated as hedging instruments	Other current assets	55	37	Other accrued liabilities	83	75
	Other assets	—	—	Income taxes and other liabilities	14	—
Total gross amount derivatives contracts presented in the condensed consolidated balance sheets		$409	$232		$325	$299
Gross amounts not offset in the condensed consolidated balance sheets
Financial instruments		(199)	(126)		(199)	(126)
Cash collateral received/pledged		(200)	(93)		(87)	(151)
Net amount		$10	$13		$39	$22

PMI assesses the fair value of its foreign exchange contracts and interest rate contracts using standard valuation models that use, as their basis, readily observable market inputs. The fair value of PMI’s foreign exchange forward contracts, foreign currency swaps and interest rate contracts is determined by using the prevailing foreign exchange spot rates and interest rate differentials, and the respective maturity dates of the instruments. The fair value of PMI’s currency options is determined by using a Black-Scholes methodology based on foreign exchange spot rates and interest rate differentials, currency volatilities and maturity dates. PMI’s derivative contracts have been classified within Level 2 at March 31, 2022 and December 31, 2021.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the three months ended March 31, 2022 and 2021, PMI's derivative contracts impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Three Months Ended March 31,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) on Derivatives	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Earnings
	2022	2021		2022	2021	2022	2021
Derivative contracts designated as hedging instruments:
Cash flow hedges	$130	$90
			Net revenues	$17	$—
			Cost of sales	—	—
			Marketing, administration and research costs	(3)	(18)
			Interest expense, net	(3)	(3)
Fair value hedges			Interest expense, net			$(37)	$—
Net investment hedges (a)	105	318	Interest expense, net (b)			33	42
Derivative contracts not designated as hedging instruments:			Interest expense, net			8	11
			Marketing, administration and research costs (c)			(1)	287
Total	$235	$408		$11	$(21)	$3	$340

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

PMI has entered into derivative contracts to hedge the foreign currency exchange and interest rate risks related to certain forecasted transactions. Gains and losses associated with qualifying cash flow hedge contracts are deferred as components of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. As of March 31, 2022, PMI has hedged forecasted transactions for periods not exceeding the next twenty-one months with the exception of one derivative contract that expires in May 2024. The impact of these hedges is primarily included in operating cash flows on PMI’s condensed consolidated statements of cash flows.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Fair Value Hedges

PMI has entered into fixed-to-floating interest rate contracts, designated as fair value hedges to minimize exposure to changes in the fair value of fixed rate U.S. dollar-denominated debt that results from fluctuations in benchmark interest rates. For derivative contracts that are designated and qualify as fair value hedges the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged items attributable to the hedged risk, is recognized in current earnings. The carrying amount of the debt hedged, which includes the cumulative adjustment for fair value gains/losses, as of March 31, 2022 was $957 million, and is recorded in long-term debt in the condensed consolidated balance sheets. The cumulative amount of fair value gains/(losses) included in the carrying amount of the debt hedged was $(36) million as of March 31, 2022.

Hedges of Net Investments in Foreign Operations

PMI designates derivative contracts and certain foreign currency denominated debt instruments as net investment hedges, primarily of its Euro net assets. For the three months ended March 31, 2022 and 2021, the amount of pre-tax gain/(loss) related to these debt instruments, that was reported as a component of accumulated other comprehensive losses within currency translation adjustments, was $66 million and $181 million, respectively. The premiums paid for, and settlements of, net investment hedges are included in investing cash flows on PMI’s condensed consolidated statements of cash flows.

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

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses

Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

(in millions)	For the Three Months Ended March 31,
	2022	2021
Gain/(loss) as of January 1,	$4	$(85)
Derivative (gains)/losses transferred to earnings	(9)	21
Change in fair value	110	76
Gain/(loss) as of March 31,	$105	$12

At March 31, 2022, PMI expects $76 million of derivative gains that are included in accumulated other comprehensive losses to be reclassified to the condensed consolidated statement of earnings within the next 12 months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.
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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Other Investments

A PMI investment, which is comprised primarily of money market funds, has been classified within Level 1 and had a fair value of $82 million at March 31, 2022. For the three months ended March 31, 2022 the unrealized pre-tax gains on these investments were immaterial.

Note 6. Earnings Per Share:
Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Three Months Ended March 31,
	2022	2021
Net earnings attributable to PMI	$2,331	$2,418
Less distributed and undistributed earnings attributable to share-based payment awards	7	7
Net earnings for basic and diluted EPS	$2,324	$2,411
Weighted-average shares for basic EPS	1,550	1,558
Plus contingently issuable performance stock units (PSUs)	2	2
Weighted-average shares for diluted EPS	1,552	1,560

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and therefore are included in PMI’s earnings per share calculation pursuant to the two-class method.

For the 2022 and 2021 computations, there were no antidilutive stock awards.

Note 7. Segment Reporting:

PMI’s subsidiaries and affiliates are primarily engaged in the manufacture and sale of cigarettes and RRPs, including heat-not-burn, vapor and oral nicotine products, in markets outside of the United States of America. PMI's segments are generally organized by geographic region and managed by segment managers who are responsible for the operating and financial results of the regions inclusive of combustible and reduced-risk product categories sold in the region. PMI currently has six geographical segments: the European Union; Eastern Europe; Middle East & Africa; South & Southeast Asia; East Asia & Australia; and Americas; as well as an Other category. Other consists of the operating results of PMI's new Wellness and Healthcare business, Vectura Fertin Pharma. For further details on these acquisitions, see Note 17. Acquisitions. PMI records net revenues and operating income to its geographical segments based upon the geographic area in which the customer resides.

PMI’s chief operating decision maker evaluates geographical segment performance and allocates resources based on regional operating income, which includes results from all product categories sold in each region. Business operations in the Other category are managed and evaluated separately.

PMI disaggregates its net revenue from contracts with customers by both geographic location and product category for each of PMI's six geographical segments. For the new Wellness and Healthcare business discussed above, net revenues from contracts with customers are included in the Other category. PMI believes this best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Segment data were as follows:

(in millions)	For the Three Months Ended March 31,
	2022	2021
Net revenues:
European Union	$3,012	$2,909
Eastern Europe	726	796
Middle East & Africa	991	801
South & Southeast Asia	1,123	1,173
East Asia & Australia	1,404	1,472
Americas	424	434
Other	66	—
Net revenues	$7,746	$7,585
Operating income (loss):
European Union	$1,527	$1,490
Eastern Europe	144	261
Middle East & Africa	521	335
South & Southeast Asia	445	529
East Asia & Australia	571	695
Americas	121	134
Other	(31)	—
Operating income	$3,298	$3,444

Items affecting the comparability of results from operations were as follows:

•Asset impairment and exit costs - See Note 16. Asset Impairment and Exit Costs for details of the $48 million pre-tax charge and a breakdown of these costs by segment for the three months ended March 31, 2021.
•Charges related to the war in Ukraine - See Note 18. War in Ukraine for details of the $42 million pre-tax charges in the Eastern Europe segment for the three months ended March 31, 2022.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

PMI's net revenues by product category were as follows:

(in millions)	For the Three Months Ended March 31,
	2022	2021
Net revenues:
Combustible products:
European Union	$1,810	$1,950
Eastern Europe	456	492
Middle East & Africa	929	780
South & Southeast Asia	1,118	1,171
East Asia & Australia	601	648
Americas	416	422
Total combustible products	$5,330	$5,463
Reduced-risk products:
European Union	$1,202	$959
Eastern Europe	270	304
Middle East & Africa	62	21
South & Southeast Asia	5	2
East Asia & Australia	803	824
Americas	8	12
Total reduced-risk products	$2,350	$2,122
Other:
Other	$66	$—
Total PMI net revenues	$7,746	$7,585
Note: Sum of product categories or Regions might not foot to total PMI due to roundings.

Net revenues related to combustible products refer to the operating revenues generated from the sale of these products, including shipping and handling charges billed to customers, net of sales and promotion incentives, and excise taxes. These net revenue amounts consist of the sale of PMI's cigarettes and other tobacco products combined. Other tobacco products primarily include roll-your-own and make-your-own cigarettes, pipe tobacco, cigars and cigarillos, and do not include reduced-risk products.

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

Net revenues in the Other category primarily consist of operating revenues generated from the sale of inhaled therapeutics, and oral and intra-oral delivery systems that are included in the operating results of PMI's new Wellness and Healthcare business, Vectura Fertin Pharma.

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
CCAA Proceedings and Stay of Tobacco-Related Cases Pending in Canada
As a result of the Court of Appeal of Quebec’s decision in both the Létourneau and Blais cases described below, our subsidiary, Rothmans, Benson & Hedges Inc. (“RBH”), and the other defendants, JTI Macdonald Corp., and Imperial Tobacco Canada Limited, sought protection in the Ontario Superior Court of Justice under the Companies’ Creditors Arrangement Act (“CCAA”) on March 22, March 8, and March 12, 2019, respectively. CCAA is a Canadian federal law that permits a Canadian business to restructure its affairs while carrying on its business in the ordinary course. The initial CCAA order made by the Ontario Superior Court on March 22, 2019 authorizes RBH to pay all expenses incurred in carrying on its business in the ordinary course after the CCAA filing, including obligations to employees, vendors, and suppliers. As further described in Item 8, Note 20. Deconsolidation of RBH of PMI's Annual Report on Form 10-K for the year ended December 31, 2021, RBH's financial results have been deconsolidated from our consolidated financial statements since March 22, 2019. As part of the CCAA proceedings, there is currently a comprehensive stay up to and including September 30, 2022 of all tobacco-related litigation pending in Canada against RBH and the other defendants, including PMI and our indemnitees (PM USA and Altria), namely, the smoking and health class actions filed in various Canadian provinces and health care cost recovery actions. These proceedings are presented below under the caption “Stayed Litigation — Canada.” Ernst & Young Inc. has been appointed as monitor of RBH in the CCAA proceedings. In accordance with the CCAA process, as the parties work towards a plan of arrangement or compromise in a confidential mediation, it is anticipated that the court will set additional hearings and further extend the stay of proceedings. On April 17, 2019, the Ontario Superior Court ruled that RBH and the other defendants will not be allowed to file an application to the Supreme Court of Canada for leave to appeal the Court of Appeal’s decision in the Létourneau and the Blais cases so long as the comprehensive stay of all tobacco-related litigation in Canada remains in effect and that the time period to file the application would be extended by the stay period. While RBH believes that the findings of liability and damages in both Létourneau and the Blais cases were incorrect, the CCAA proceedings will provide a forum for

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
RBH to seek resolution through a plan of arrangement or compromise of all tobacco-related litigation pending in Canada. It is not possible to predict the resolution of the underlying legal proceedings or the length of the CCAA process.

Stayed Litigation — Canada

Smoking and Health Litigation — Canada

In the first class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI-Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, RBH and other Canadian cigarette manufacturers (Imperial Tobacco Canada Ltd. and JTI-Macdonald Corp.) are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, sought compensatory and punitive damages for each member of the class who suffers allegedly from certain smoking-related diseases. The class was certified in 2005. The trial court issued its judgment on May 27, 2015. The trial court found RBH and two other Canadian manufacturers liable and found that the class members’ compensatory damages totaled approximately CAD 15.5 billion, including pre-judgment interest (approximately $12.2 billion). The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion, including pre-judgment interest (approximately $2.4 billion)). In addition, the trial court awarded CAD 90,000 (approximately $70,800) in punitive damages, allocating CAD 30,000 (approximately $23,600) to RBH. The trial court estimated the disease class at 99,957 members. RBH appealed to the Court of Appeal of Quebec. In October 2015, the Court of Appeal ordered RBH to furnish security totaling CAD 226 million (approximately $178 million) to cover both the Létourneau and Blais cases, which RBH has paid in installments through March 2017. The Court of Appeal ordered Imperial Tobacco Canada Ltd. to furnish security totaling CAD 758 million (approximately $596 million) in installments through June 2017. JTI Macdonald Corp. was not required to furnish security in accordance with plaintiffs’ motion. The Court of Appeal ordered that the security is payable upon a final judgment of the Court of Appeal affirming the trial court’s judgment or upon further order of the Court of Appeal.

On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court’s findings of liability and the compensatory and punitive damages award while reducing the total amount of compensatory damages to approximately CAD 13.5 billion including interest (approximately $10.6 billion) due to the trial court’s error in the calculation of interest. The compensatory damages award is on a joint and several basis with an allocation of 20% to RBH (approximately CAD 2.7 billion, including pre-judgment interest (approximately $2.1 billion)). The Court of Appeal upheld the trial court’s findings that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking and by conspiring to prevent consumers from learning of the dangers of smoking. The Court of Appeal further held that the plaintiffs either need not prove, or had adequately proven, that these faults were a cause of the class members’ injuries. In accordance with the judgment, defendants were required to deposit their respective portions of the damages awarded in both the Létourneau case described below and the Blais case, approximately CAD 1.1 billion (approximately $865 million), into trust accounts within 60 days. RBH’s share of the deposit was approximately CAD 257 million (approximately $194 million). PMI recorded a pre-tax charge of $194 million in its consolidated results, representing $142 million net of tax, as tobacco litigation-related expense, in the first quarter of 2019. The charge reflects PMI’s assessment of the portion of the judgment that represents probable and estimable loss prior to the deconsolidation of RBH and corresponds to the trust account deposit required by the judgment.

In the second class action pending in Canada, Cecilia Létourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI-Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, RBH and other Canadian cigarette manufacturers (Imperial Tobacco Canada Ltd. and JTI-Macdonald Corp.) are defendants.  The plaintiff, an individual smoker, sought compensatory and punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005. The trial court issued its judgment on May 27, 2015. The trial court found RBH and two other Canadian manufacturers liable and awarded a total of CAD 131 million (approximately $103 million) in punitive damages, allocating CAD 46 million (approximately $36 million) to RBH. The trial court estimated the size of the addiction class at 918,000 members but declined to award compensatory damages to the addiction class because the evidence did not establish the claims with sufficient accuracy. The trial court found that a claims process to allocate the awarded punitive damages to individual class members would be too expensive and difficult to administer. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court’s findings of liability and the total amount of punitive damages awarded allocating CAD 57 million including interest (approximately $45 million) to RBH. See the Blais description above and Item 8, Note 20. Deconsolidation of RBH in PMI's Annual Report on Form 10-K for the year ended December 31, 2021 for further detail concerning the security order pertaining to both Létourneau and Blais cases and the impact of the decision on PMI’s financial statements.

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
__________
The table below lists the number of tobacco-related cases pertaining to combustible products pending against us and/or our subsidiaries or indemnitees as of March 31, 2022, and March 31, 2021:¹

Type of Case	Number of Cases Pending as of March 31, 2022	Number of Cases Pending as of March 31, 2021
Individual Smoking and Health Cases	41	43
Smoking and Health Class Actions	9	9
Health Care Cost Recovery Actions	17	17
Label-Related Class Actions	—	—
Individual Label-Related Cases	5	5
Public Civil Actions	1	2

Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 524 Smoking and Health, Label-Related, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Fourteen cases have had decisions in favor of plaintiffs. Ten of these cases have subsequently reached final resolution in our favor and four remain on appeal.

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
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Blais class on liability and found the class members’ compensatory damages totaled approximately CAD 15.5 billion (approximately $12.2 billion), including pre-judgment interest. The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion including pre-judgment interest (approximately $2.4 billion)). The trial court awarded CAD 90,000 (approximately $70,800) in punitive damages, allocating CAD 30,000 (approximately $23,600) to our subsidiary. The trial court ordered defendants to pay CAD 1 billion (approximately $786 million) of the compensatory damage award, CAD 200 million (approximately $157 million) of which is our subsidiary’s portion, into a trust within 60 days.

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
On August 5, 2016, the Civil Court No. 14 - Mar del Plata, issued a verdict in favor of plaintiff, an individual smoker, and awarded him ARS 110,000 (approximately $963), plus interest, in compensatory and moral damages. The trial court found that our subsidiary failed to warn plaintiff of the risk of becoming addicted to cigarettes.

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
On June 17, 2021, the Civil Court No. 9 - Mar del Plata, issued a verdict in favor of plaintiff, an individual smoker, and awarded her smoking cessation treatments, ARS 150,000 (approximately $1,314), in compensatory and moral damages, and ARS 4,000,000 (approximately $35,028) in punitive damages, plus interest and costs. The trial court found that our subsidiary failed to warn plaintiff of the risk of becoming addicted to cigarettes.

On July 2, 2021, our subsidiary filed its notice of appeal. In addition, plaintiff filed an appeal challenging the dismissal of the claim for psychological damages. As required by local law, our subsidiary deposited the damages awarded, plus interest and costs, in total ARS 6,114,428 (approximately $53,544), into a court escrow account. Our subsidiary challenged the amount determined by the court. The Mar del Plata Court of Appeals granted our subsidiary's challenge to the escrow amount determined by the trial court. As a result, on December 16, 2021, ARS 893,428 (approximately $7,823) was returned to our subsidiary. If our subsidiary ultimately prevails on appeal, the remaining deposited amounts will be returned to our subsidiary.

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
As of March 31, 2022, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•41 cases brought by individual plaintiffs in Argentina (30), Brazil (2), Canada (2), Chile (3), the Philippines (1), Turkey (1) and Scotland (1), as well as 1 case brought by an individual plaintiff in the United States District Court for the District of Oregon in May 2021 (See information regarding the provisions of the 2008 Share Distribution Agreement between PMI and Altria that provide for indemnities to PMI for certain liabilities concerning tobacco products under the caption "Tobacco-Related Litigation" described above), compared with 43 such cases on March 31, 2021; and
•9 cases brought on behalf of classes of individual plaintiffs, compared with 9 such cases on March 31, 2021.

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
As of March 31, 2022, there were 17 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Brazil (1), Canada (10), Korea (1) and Nigeria (5), compared with 17 such cases on March 31, 2021.

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

As of March 31, 2022, there were 5 label-related cases brought by individual plaintiffs in Italy (1) and Chile (4) pending against our subsidiaries, compared with 5 such cases on March 31, 2021.

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

As of March 31, 2022, there was 1 public civil action pending against our subsidiary in Venezuela (1), compared with 2 such cases on March 31, 2021.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Other Litigation

The Department of Special Investigations of the government of Thailand ("DSI") conducted an investigation into alleged underpayment by our subsidiary, Philip Morris (Thailand) Limited ("PM Thailand"), of customs duties and excise taxes relating to imports from the Philippines covering the period 2003-2007. On January 18, 2016, the Public Prosecutor filed charges against our subsidiary and seven former and current employees in the Bangkok Criminal Court alleging that PM Thailand and the individual defendants jointly and with the intention to defraud the Thai government, under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries of cigarettes from the Philippines during the period of July 2003 to June 2006. The government is seeking a fine of approximately THB 80.8 billion (approximately $2.4 billion). In May 2017, Thailand enacted a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies. Trial in the case began in November 2017 and concluded in September 2019. In November 2019, the trial court found our subsidiary guilty of under-declaration of the prices and imposed a fine of approximately THB 1.2 billion (approximately $35 million). The trial court dismissed all charges against the individual defendants. In December 2019, as required by the Thai law, our subsidiary paid the fine. This payment is included in other assets on the condensed consolidated balance sheets and negatively impacted net cash provided by operating activities in the condensed consolidated statements of cash flows in the period of payment. Our subsidiary filed an appeal of the trial court's decision. In addition, the Public Prosecutor filed an appeal of the trial court's decision challenging the dismissal of charges against the individual defendants and the amount of the fine imposed. If our subsidiary ultimately prevails on appeal, then Thailand will be required to return this payment to our subsidiary. The appellate court is scheduled to issue its decision on the appeals on June 1, 2022.

The DSI also conducted an investigation into alleged underpayment by PM Thailand of customs duties and excise taxes relating to imports from Indonesia covering the period 2000-2003. On January 26, 2017, the Public Prosecutor filed charges against PM Thailand and its former Thai employee in the Bangkok Criminal Court alleging that PM Thailand and its former employee jointly and with the intention to defraud the Thai government under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries during the period from January 2002 to July 2003. The government is seeking a fine of approximately THB 19.8 billion (approximately $582 million). In May 2017, Thailand enacted a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law, and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and a Thai court. Trial in the case began in November 2018 and concluded in December 2019. In March 2020, the trial court found our subsidiary guilty of under-declaration of the prices and imposed a fine of approximately THB 130 million (approximately $4 million). The trial court dismissed all charges against the individual defendant. In April 2020, as required by Thai law, our subsidiary paid the fine. This payment is included in other assets on the condensed consolidated balance sheets and negatively impacted net cash provided by operating activities in the condensed consolidated statements of cash flows in the period of payment. Our subsidiary filed an appeal of the trial court's decision. In addition, the Public Prosecutor filed an appeal of the trial court's decision challenging the dismissal of charges against the individual defendant and the amount of the fine imposed. If our subsidiary ultimately prevails on appeal, then Thailand will be required to return this payment to our subsidiary. The appellate court is scheduled to issue its decision on the appeals on August 30, 2022.

The South Korean Board of Audit and Inspection (“BAI”) conducted an audit of certain Korean government agencies and the tobacco industry into whether inventory movements ahead of the January 1, 2015 increase of cigarette-related taxes by tobacco companies, including Philip Morris Korea Inc. ("PM Korea"), our South Korean subsidiary, were in compliance with South Korean tax laws.  In November 2016, the tax authorities completed their audit and assessed allegedly underpaid taxes and penalties.  In order to avoid nonpayment financial costs, PM Korea paid approximately KRW 272 billion (approximately $219 million), of which KRW 100 billion (approximately $80 million) was paid in 2016 and KRW 172 billion (approximately $138 million) was paid in the first quarter of 2017.  These paid amounts are included in other assets in the condensed consolidated balance sheets and negatively impacted net cash provided by operating activities in the condensed consolidated statements of cash flows in the period of payment.  PM Korea appealed the assessments. In January 2020, a trial court ruled that PM Korea did not underpay taxes in the amount of approximately KRW 218 billion (approximately $175 million). The tax authorities appealed this decision to the appellate court. In September 2020, the appellate court upheld the trial court's decision. The tax authorities have appealed to the Supreme Court of South Korea. In June 2020, another trial court ruled that PM Korea did not underpay approximately KRW 54 billion (approximately $43 million) of alleged underpayments. The government agencies appealed this decision. In January 2021, the appellate court upheld the trial court's decision. The government agencies appealed to the Supreme Court of South Korea. If the tax authorities and government agencies ultimately lose, then they would be required to return the paid amounts to PM Korea.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Saudi Arabia Customs General Authority issued its assessments requiring our distributors to pay additional customs duties in the amount of approximately 1.5 billion Saudi Riyal, or approximately $396 million, in relation to the fees paid by these distributors under their agreements with our subsidiary for exclusive rights to distribute our products in Saudi Arabia. In order to challenge these assessments, the distributors posted bank guarantees. To enable the distributors' challenge, our subsidiary agreed with the banks to bear a portion of the amount the authority may draw on the bank guarantees. In September and October 2020, respectively, the distributors lost their challenges of the assessments. Both distributors appealed, and in June 2021, the Customs Appeal Committee in Riyadh notified the distributors of its decisions to largely reject their appeals. On the basis of the above-mentioned decisions, in June 2021, PMI recorded a pre-tax charge of $246 million in relation to the period of 2014 through 2020 in line with existing and contemplated arrangements with the distributors. The estimated amounts for 2021 and 2022 are immaterial. In accordance with U.S. GAAP, the charge was recorded as a reduction in net revenues on the consolidated statements of earnings for the three months and six months ended June 30, 2021. Despite the unfavorable decisions, our subsidiary believes that customs duties paid in Saudi Arabia were in compliance with the applicable law and the WTO Customs Valuation Agreement.

A putative shareholder class action lawsuit, In re Philip Morris International Inc. Securities Litigation, is pending in the United States District Court for the Southern District of New York, purportedly on behalf of purchasers of Philip Morris International Inc. stock between July 26, 2016 and April 18, 2018.  The lawsuit names Philip Morris International Inc. and certain officers and employees as defendants and includes allegations that the defendants made false and/or misleading statements and/or failed to disclose information about PMI’s business, operations, financial condition, and prospects, related to product sales of, and alleged irregularities in clinical studies of, PMI’s Platform 1 product.  The lawsuit seeks various forms of relief, including damages. In November 2018, the court consolidated three putative shareholder class action lawsuits with similar allegations previously filed in the Southern District of New York (namely, City of Westland Police and Fire Retirement System v. Philip Morris International Inc., et al., Greater Pennsylvania Carpenters’ Pension Fund v. Philip Morris International Inc., et al., and Gilchrist v. Philip Morris International Inc., et al.) into these proceedings. A putative shareholder class action lawsuit, Rubenstahl v. Philip Morris International Inc., et al., that had been previously filed in December 2017 in the United States District Court for the District of New Jersey, was voluntarily dismissed by the plaintiff due to similar allegations in these proceedings. On February 4, 2020, the court granted defendants’ motion in its entirety, dismissing all but one of the plaintiffs’ claims with prejudice.  The court noted that one of plaintiffs’ claims (allegations relating to four non-clinical studies of PMI’s Platform 1 product) did not state a viable claim but allowed plaintiffs to replead that claim by March 3, 2020. On February 18, 2020, the plaintiffs filed a motion for reconsideration of the court's February 4th decision; this motion was denied on September 21, 2020. On September 28, 2020, plaintiffs filed an amended complaint seeking to replead allegations relating to four non-clinical studies of PMI's Platform 1 product. On September 10, 2021, the court granted defendant's motion to dismiss plaintiffs' amended complaint in its entirety. Plaintiffs have filed an appeal with the U.S. Court of Appeal for the Second Circuit. We believe that this lawsuit is without merit and will continue to defend it vigorously.

In April 2020, affiliates of British American Tobacco plc (“BAT”) commenced patent infringement proceedings, RAI Strategic Holdings, Inc., et al. v. Altria Client Services LLC, et al.,  in the federal court in the Eastern District of Virginia, where PMI's subsidiary, Philip Morris Products S.A., as well as Altria Group, Inc.'s subsidiaries, are defendants. Plaintiffs seek damages and injunctive relief against the commercialization of the Platform 1 blade products in the United States.  In April 2020, BAT affiliates filed a complaint against PMI, Philip Morris Products S.A., Altria Group, Inc., and its subsidiaries before the International Trade Commission ("ITC"). Plaintiffs seek an order to prevent the importation of Platform 1 products into the United States. The ITC evidentiary hearing closed on February 1, 2021. On May 14, 2021, the administrative law judge issued an Initial and Recommended Determination ("ID/RD") finding that the Platform 1 blade products infringe two of the three patents asserted by Plaintiffs, recommending that the ITC issue a Limited Exclusion order against infringing products, and recommending against a cease-and-desist, as well as recommending against a bond pending Presidential review of the ITC's Final Determination ("FD"). Defendants and Plaintiffs filed separate Petitions for Review with the ITC of the ID on May 28, 2021; on July 27, 2021, the ITC granted each of the petitions in part, deciding to review certain issues in the ID. Plaintiffs and Defendants also submitted brief statements of the public interest factors in issue to the ITC on June 15, 2021. On September 29, 2021, the ITC issued its FD finding a violation of section 337 of the U.S. Tariff Act and issued (a) a limited exclusion order against Philip Morris Products S.A., prohibiting, inter alia, the importation of Platform 1 product and infringing components; and (b) a cease-and-desist order against Altria Client Services, LLC and its affiliate prohibiting, inter alia, sales of imported Platform 1 products. The ITC predicated the orders on its finding that Platform 1 blade products infringe two patents owned by a BAT affiliate. The ITC also found that Platform 1 blade products do not infringe a third patent owned by a BAT affiliate. The ITC further held that there were insufficient concerns over public interest to prevent the issuance of remedial orders. Following the Presidential Review period, the orders became effective and Defendants filed a petition for review of the FD with the U.S. Court of Appeals for the Federal Circuit. Defendants also filed motions in the ITC and Federal Circuit for a stay of the orders

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
pending disposition of the appeal; the ITC denied the motion on January 20, 2022 and the Federal Circuit denied the motion on January 25, 2022. We estimate that an adverse ruling is probable due to our inability to import the products and components impacted by the ITC's FD with immaterial financial impact. In the Eastern District of Virginia case, the defendants also counterclaimed that BAT infringed their patents relating to certain e-vapor products, seeking damages for, and injunctive relief against, the commercialization of these products by BAT; defendants' claims against BAT are set for trial beginning the week of June 6, 2022. Upon petition of Philip Morris Products S.A., the Patent Trial and Appeal Board ("PTAB") of the United States Patent and Trademark Office has instituted review of certain claims pertaining to four of the six patents asserted by BAT affiliates in both proceedings. On January 11, 2022, PTAB issued its final decision on one of the two patents underlying the ITC's FD, invalidating all challenged claims of BAT's patent. On March 30, 2022, PTAB issued its final decision on the second of the two patents underlying the ITC's FD, finding the challenged claims patentable. The parties may appeal PTAB results to the U.S. Court of Appeals for the Federal Circuit.

In April 2020, BAT’s affiliate commenced patent infringement proceedings, Nicoventures Trading Limited v. PM GmbH, et al., against PMI’s German subsidiary, Philip Morris GmbH, and Philip Morris Products S.A., in the Regional Court in Munich, Germany. Plaintiffs seek damages and injunctive relief against the commercialization of the Platform 1 blade products in Germany. In June 2021, the court stayed the proceeding in respect of one of the two patents asserted by BAT’s Affiliate.

In September 2020, BAT’s affiliates commenced patent infringement and unfair competition proceedings, RAI Strategic Holdings, Inc., et al. v. Philip Morris Products S.A., et al., against Philip Morris Products S.A. and PMI’s Italian subsidiaries, Philip Morris Manufacturing & Technology Bologna S.p.A. and Philip Morris Italia S.r.l., in the Court of Milan, Italy. Plaintiffs seek damages, as well as injunctive relief against the manufacture in Italy of the Platform 1 blade heated tobacco units allegedly infringing the asserted patents and the commercialization of the Platform 1 blade products in Italy. As part of this proceeding, in October 2020, BAT’s affiliates filed a request based on one of the two asserted patents seeking preliminary injunctive relief against the manufacture and commercialization of the Platform 1 blade products in Italy.

In October 2020, BAT’s affiliates commenced patent infringement proceedings, RAI Strategic Holdings, Inc., et al. v. Philip Morris Japan, Limited, et al., against PMI’s Japanese subsidiary, Philip Morris Japan Limited, and a third-party distributor in the Tokyo District Court. Plaintiffs seek damages and injunctive relief against the commercialization of the Platform 1 blade products in Japan.

In November 2020, BAT’s affiliates commenced patent infringement proceedings, RAI Strategic Holdings, Inc., et al. v. Philip Morris Romania SRL, et al., against PMI’s Romanian subsidiaries, Philip Morris Romania S.R.L. and Philip Morris Trading S.R.L., and a third-party distributor in the Court of Law of Bucharest, Civil Registry. Plaintiffs seek damages and preliminary and permanent injunctive relief against the manufacture and commercialization of the Platform 1 blade products in Romania. In February 2021, the court dismissed plaintiffs’ request for a preliminary injunction. In April 2021, the appellate court denied plaintiffs' appeal, confirming the dismissal of plaintiffs' request for preliminary injunction. Plaintiffs' proceeding requesting damages and a permanent injunction remains pending before the Court of Law of Bucharest, Civil Registry. In an October 14, 2021 hearing, the court stayed the proceeding.

In March 2021, BAT’s affiliates commenced patent infringement proceedings, RAI Strategic Holdings, Inc., et al. v. Philip Morris Korea, Co., Ltd., against PM Korea in the Seoul Central District Court. Plaintiffs seek damages and injunctive relief against the commercialization of the Platform 1 blade heated tobacco units in South Korea.

In July, 2021, Philip Morris Products, S.A. filed a claim at the High Court of Justice of England and Wales against BAT affiliates Nicoventures Trading Limited and British American Tobacco (Investments) Limited seeking revocation of the UK parts of two BAT European patents. In January 2022, the court ordered that the trial of the action will be in September 2022, and the trial has subsequently been set to start on September 20, 2022. In March, the BAT affiliates stated that they would consent to revocation of one of the patents and filed an application with the court to bring a counterclaim against Philip Morris Products S.A. and Philip Morris Limited seeking from the court a declaration that the remaining BAT affiliate patent is infringed by Platform 1 induction products, as well as damages and injunctive relief against the commercialization of the Platform 1 induction products in the U.K.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Third-Party Guarantees

On October 17, 2020, Medicago Inc., an equity method investee of Philip Morris Investments B.V. (“PMIBV”), a PMI subsidiary, entered into a contribution agreement with the Canadian government (the “Contribution Agreement”) whereby the Canadian government agreed to contribute up to CAD 173 million (approximately $131 million on the date of signing) to Medicago Inc., to support its on-going COVID-19 vaccine development and clinical trials, and for the construction of its Quebec City manufacturing facility (the “Project”). On March 31, 2022, the Contribution Agreement was amended (the “Contribution Agreement Amendment”) to reflect an additional contribution from the Canadian government up to CAD 27 million (approximately $22 million on the date of signing) to Medicago Inc. for the construction of its Quebec City manufacturing facility. PMIBV and the majority shareholder of Medicago Inc. are also parties to the Contribution Agreement and the Contribution Agreement Amendment as guarantors of Medicago Inc.’s obligations thereunder on a joint and several basis (“Co-Guarantors”). The Co-Guarantors agreed to repay amounts contributed by the Canadian government plus interest, if Medicago Inc. fails to do so, and could be responsible for the costs of other Medicago’s obligations (such as the achievement of specific milestones of the Project). The maximum amount of these obligations is currently non-estimable. As of March 31, 2022, PMI has determined that these guarantees did not have a material impact on its condensed consolidated financial statements.

In connection with the Contribution Agreement, PMIBV and the majority shareholder of Medicago Inc. entered into a guarantors’ agreement that apportions Co-Guarantors’ obligations and limits those of PMIBV to its share of holdings in Medicago Inc. During 2022, Medicago Inc. initiated additional rounds of equity funding in which PMIBV did not participate. As a result, PMIBV’s share of holdings in Medicago Inc. was reduced from approximately 23% as of December 31, 2021 to approximately 21% as of March 31, 2022. The guarantees are in effect through March 31, 2026.

Note 9. Income Taxes:
Income tax provisions for jurisdictions outside the United States of America, as well as state and local income tax provisions, were determined on a separate company basis, and the related assets and liabilities were recorded in PMI’s condensed consolidated balance sheets.

PMI’s effective tax rates for the three months ended March 31, 2022 and 2021 were 19.7% and 21.5%, respectively. The effective tax rate for the three months ended March 31, 2022, was favorably impacted by changes in earnings mix by taxing jurisdiction, as well as a decrease in deferred tax liabilities related to the fair value adjustment of equity securities held by PMI ($13 million). For further details, see Note 12. Related Parties - Equity Investments and Other. The effective tax rate for the three months ended March 31, 2021, was favorably impacted by the corporate income tax rate reduction in Indonesia (enacted in the second quarter of 2020) and the Philippines (enacted in the first quarter of 2021), as well as changes in earnings mix by taxing jurisdiction. PMI estimates that its full-year 2022 effective tax rate will be 21% to 22%, excluding discrete tax events. Changes in currency exchange rates, earnings mix by taxing jurisdiction or future regulatory developments may have an impact on the effective tax rates, which PMI monitors each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

PMI is regularly examined by tax authorities around the world and is currently under examination in a number of jurisdictions. The U.S. federal statute of limitations remains open for the years 2017 and onward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. In October 2021, a subsidiary of PMI in Indonesia, PT Hanjaya Mandala Sampoerna Tbk ("HMS"), received a tax assessment in the amount of 3.8 trillion Indonesian rupiah (approximately $260 million) primarily relating to corporate income taxes on domestic and other intercompany transactions for the years 2017 to 2019. HMS paid the assessment in the fourth quarter of 2021 in order to avoid potential penalties and filed an objection letter with the tax office in January 2022. The amount paid was included in other assets in PMI’s condensed consolidated balance sheets at March 31, 2022 and December 31, 2021, and negatively impacted net cash provided by operating activities in the consolidated statements of cash flows in the period of payment.

It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible change cannot be made at this time.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 10. Indebtedness:
Short-term Borrowings:
PMI's short-term borrowings, consisting of commercial paper and bank loans to certain PMI subsidiaries at March 31, 2022, and bank loans to certain PMI subsidiaries at December 31, 2021, had a carrying value of $2,441 million and $225 million, respectively. The fair values of PMI’s short-term borrowings, based on current market interest rates, approximate carrying value.

Long-term Debt:

At March 31, 2022 and December 31, 2021, PMI’s long-term debt consisted of the following:

(in millions)	March 31, 2022	December 31, 2021
U.S. dollar notes, 0.875% to 6.375% (average interest rate 3.261%), due through 2044	$18,867	$19,397
Foreign currency obligations:
Euro notes, 0.125% to 3.125% (average interest rate 1.995%), due through 2039	7,561	7,687
Swiss franc notes, 1.625%, due 2024	270	273
Other (average interest rate 3.238%), due through 2029 (a)	218	224
Carrying value of long-term debt	26,916	27,581
Less current portion of long-term debt	2,897	2,798
	$24,019	$24,783
(a) Includes mortgage debt in Switzerland as well as $68 million and $71 million in finance leases at March 31, 2022 and December 31, 2021, respectively.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair value of PMI’s outstanding long-term debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. At March 31, 2022, the fair value of PMI's outstanding long-term debt, excluding the aforementioned finance leases, was as follows:

(in millions)	March 31, 2022
Level 1	$26,610
Level 2	161

For a description of the fair value hierarchy and the three levels of inputs used to measure fair values, see Item 8, Note 2. Summary of Significant Accounting Policies of PMI's Annual Report on Form 10-K for the year ended December 31, 2021.

Credit Facilities:

At March 31, 2022, PMI's total committed credit facilities were as follows:

(in billions)

Type	Committed Credit Facilities
364-day revolving credit, expiring January 31, 2023	$1.8
Multi-year revolving credit, expiring February 10, 2026 (1)	2.0
Multi-year revolving credit, expiring September 29, 2026 (2)	2.5
Total facilities	$6.3
(1) On January 28, 2022, PMI entered into an agreement, effective February 10, 2022, to amend and extend the term of its $2.0 billion multi-year revolving credit facility, for an additional year covering the period February 11, 2026 to February 10, 2027, in the amount of $1.9 billion.
(2) Includes pricing adjustments that may result in the reduction or increase in both the interest rate and commitment fee under the credit agreement if PMI achieves, or fails to achieve, certain specified targets.

At March 31, 2022, there were no borrowings under these committed credit facilities, and the entire committed amounts were available for borrowing.

Note 11. Accumulated Other Comprehensive Losses:
PMI’s accumulated other comprehensive losses, net of taxes, consisted of the following:

(Losses) Earnings	At	At	At
(in millions)	March 31, 2022	December 31, 2021	March 31, 2021
Currency translation adjustments	$(7,039)	$(6,701)	$(6,586)
Pension and other benefits	(2,826)	(2,880)	(4,172)
Derivatives accounted for as hedges	105	4	12
Total accumulated other comprehensive losses	$(9,760)	$(9,577)	$(10,746)

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Reclassifications from Other Comprehensive Earnings

The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement, are shown on the condensed consolidated statements of comprehensive earnings for the three months ended March 31, 2022 and 2021. For additional information, see Note 3. Benefit Plans for disclosures related to PMI's pension and other benefits, Note 5. Financial Instruments for disclosures related to derivative financial instruments and Note 17. Acquisitions.

Note 12. Related Parties - Equity Investments and Other:

Equity Method Investments:

At March 31, 2022 and December 31, 2021, PMI had total equity method investments of $844 million and $879 million, respectively. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses, dividends, capital contributions, changes in ownership interests and movements in currency translation adjustments. The carrying value of our equity method investments at March 31, 2022 and December 31, 2021, exceeded our share of the investees' book value by $724 million and $764 million, respectively. The difference between the investment carrying value and the amount of underlying equity in net assets, excluding $684 million and $728 million attributable to goodwill as of March 31, 2022 and December 31, 2021, respectively, which consists primarily of definite-lived intangible assets is being amortized on a straight-line basis. At March 31, 2022 and December 31, 2021, PMI received year-to-date dividends from equity method investees of $8 million and $176 million, respectively.

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

Equity securities:

Following the deconsolidation of RBH on March 22, 2019, PMI recorded the continuing investment in RBH, PMI's wholly owned subsidiary in Canada, at fair value of $3,280 million at the date of deconsolidation, within equity investments. For further details, see Item 8, Note 20. Deconsolidation of RBH, in PMI's Annual Report on Form 10-K for the year ended December 31, 2021. Transactions between PMI and RBH are considered to be related party transactions from the date of deconsolidation and are included in the tables below.

The fair value of PMI’s other equity securities, which have been classified within Level 1, was $221 million at March 31, 2022. Unrealized pre-tax loss of $(60) million ($(47) million net of tax) on these equity securities was recorded in the condensed consolidated statement of earnings for the three months ended March 31, 2022.

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

Financial activity with the above related parties:

PMI’s net revenues and expenses with the above related parties were as follows:

	For the Three Months Ended March 31,
(in millions)	2022	2021

Net revenues:
Megapolis Group	$387	$483
Other	291	280
Net revenues (a)	$678	$763

Expenses:
Other	$12	$17
Expenses	$12	$17
(a) Net revenues exclude excise taxes and VAT billed to customers.

PMI’s balance sheet activity with the above related parties was as follows:

(in millions)	At March 31, 2022	At December 31, 2021

Receivables:
Megapolis Group	$455	$319
Other	236	199
Receivables	$691	$518

Payables:
Other	$24	$25
Payables	$24	$25
The activities with the above related parties are in the ordinary course of business, and are primarily for distribution, service fees, contract manufacturing and license agreements. PMI eliminated its respective share of all significant intercompany transactions with the equity method investees.

Note 13. Sale of Accounts Receivable:
To mitigate risk and enhance cash and liquidity management, PMI sells trade receivables to unaffiliated financial institutions. These arrangements allow PMI to sell, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold are generally short-term in nature and are removed from the condensed consolidated balance sheets. PMI sells trade receivables under two types of arrangements, servicing and non-servicing. For servicing arrangements, PMI continues to service the sold trade receivables on an administrative basis and does not act on behalf of the unaffiliated financial institutions. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material as of March 31, 2022 and March 31, 2021. Under the non-servicing arrangements, PMI does not provide any administrative support or servicing after the trade receivables have been sold to the unaffiliated financial institutions.

Cumulative trade receivables sold, including excise taxes, for the three months ended March 31, 2022 and 2021, were $2.8 billion and $2.5 billion, respectively. PMI’s operating cash flows were positively impacted by the amount of the trade

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of March 31, 2022 and March 31, 2021, were $598 million, and $625 million, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of trade receivables within marketing, administration and research costs in the condensed consolidated statements of earnings. For the three months ended March 31, 2022 and 2021, the loss on sale of trade receivables was immaterial.

Note 14. Product Warranty:

PMI's heat-not-burn devices and e-vapor products are subject to standard product warranties generally for a period of 12 months from the date of purchase or such other periods as required by law. PMI generally provides in cost of sales for the estimated cost of warranty in the period the related revenue is recognized. PMI assesses the adequacy of its accrued product warranties and adjusts the amounts as necessary based on actual experience and changes in future estimates. Factors that affect product warranties may vary across markets but typically include device version mix, product failure rates, logistics and service delivery costs, and warranty policies. PMI accounts for its product warranties within other accrued liabilities. At March 31, 2022 and December 31, 2021, these amounts were as follows:

(in millions)	As of and For the Three Months Ended March 31, 2022	As of and For the Year Ended December 31, 2021
Balance at beginning of period	$113	$137
Changes due to:
Warranties issued	46	154
Settlements	(26)	(177)
Currency/Other	(3)	(1)
Balance at end of period	$130	$113

Note 15. Leases:

The components of PMI’s lease cost were as follows for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
(in millions)	2022	2021
Operating lease cost	$62	$60
Finance lease cost:
Amortization of right-of-use assets	16	8
Interest on lease liabilities	—	—
Short-term lease cost	14	10
Variable lease cost	6	7
Total lease cost	$98	$85

Note 16. Asset Impairment and Exit Costs:

For the three months ended March 31, 2022, PMI did not record any pre-tax charges for asset impairment and exit costs. For the three months ended March 31, 2021, PMI recorded total pre-tax asset impairment and exit costs of $48 million. These pre-tax charges for the three months ended March 31, 2021 were included in marketing, administration and research costs in the condensed consolidated statements of earnings.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
South Korea

In the first quarter of 2021, PM Korea commenced the implementation of a new business operating model, which required the restructuring of its current distribution agreements. As a result, PMI recorded exit costs of $26 million in the three months ended March 31, 2021, related to contract terminations and restructuring with certain distributors.

Organizational Design Optimization

As part of PMI’s transformation to a smoke-free future, PMI sought to optimize its organizational design, which included the elimination, relocation and outsourcing of certain operations center and centralized activities. In January 2020, PMI commenced a multi-phase restructuring project in Switzerland. PMI initiated the employee consultation procedures, as required under Swiss law, for the impacted employees. The consultation procedures for the first two phases were completed in 2020 with the final phases initiated and completed in 2021. Additionally, since the commencement of this multi-phase restructuring project in 2020, PMI launched a voluntary separation program in Switzerland for certain eligible employees and announced the outsourcing of certain activities in Argentina, Indonesia, Poland and the United States. This multi-phase restructuring project was completed in the fourth quarter of 2021.

For the three months ended March 31, 2021, PMI recorded pre-tax charges of $22 million, related to the organizational design optimization. Since inception of this multi-phase restructuring project in January 2020 through December 31, 2021, approximately 1,020 positions in total were impacted, resulting in cumulative pre-tax charges of $308 million related to the organizational design optimization program. Of this cumulative pre-tax amount, $300 million related to separation program charges and $8 million related to asset impairment charges.

Asset Impairment and Exit Costs by Segment

PMI recorded the following pre-tax asset impairment and exit costs by segment:

(in millions)	For the Three Months Ended March 31,
2021
Separation programs: (1)
European Union	$9
Eastern Europe	2
Middle East & Africa	2
South & Southeast Asia	3
East Asia & Australia	5
Americas	1
Total separation programs	22
Contract termination charges:
East Asia & Australia	26
Total contract termination charges	26

Asset impairment and exit costs	$48
(1) Organizational design optimization pre-tax charges in 2021 were allocated across all geographical segments.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Movement in Exit Cost Liabilities

The movement in exit cost liabilities for the three months ended March 31, 2022 was as follows:

(in millions)
Liability balance, January 1, 2022	$142
Charges, net	—
Cash spent	(28)
Currency/other	(1)
Liability balance, March 31, 2022	$113

Future cash payments for exit costs incurred to date are anticipated to be substantially paid by the end of 2023, with approximately $72 million expected to be paid in the remainder of 2022.

Note 17. Acquisitions:

Purchase of Noncontrolling Interests

Turkey – In the first quarter of 2022, PMI acquired the remaining 25% stake of its holding in Philip Morris Tütün Mamulleri Sanayi ve Ticaret A.Ş. (formerly Philsa Philip Morris Sabancı Sigara ve Tütüncülük Sanayi ve Ticaret A.Ş.) and 24.75% stake in Philip Morris Pazarlama ve Satış A.Ş. (formerly Philip Morris SA, Philip Morris Sabancı Pazarlama ve Satış A.Ş.) from its Turkish partners, Sabanci Holding for a total acquisition price including transaction costs and remaining dividend entitlements of approximately $223 million. As a result of this acquisition, PMI now owns 100% of these Turkish subsidiaries. The purchase of the remaining stakes in these holdings resulted in a decrease to PMI's additional paid-in capital of $30 million and an increase to accumulated other comprehensive losses of $171 million primarily following the reclassification of accumulated currency translation losses from noncontrolling interests to PMI’s accumulated other comprehensive losses during the first quarter of 2022.

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

Fertin Pharma – On September 15, 2021, PMI acquired 100% of Fertin Pharma A/S (“Fertin Pharma”), a company based in Denmark. Fertin Pharma is a developer and manufacturer of pharmaceutical and well-being products based on oral and intra-oral delivery systems. The acquisition was funded with existing cash. The total consideration of $821 million (DKK 5.2 billion) included cash of $580 million and the payment of $241 million related to the settlement of Fertin Pharma’s indebtedness. The purchase price of $821 million was preliminarily allocated to cash ($24 million), current assets including receivables and inventories ($69 million), non-current assets including property, plant and equipment ($228 million), goodwill ($378 million), and other intangible assets ($245 million, which primarily consisted of customer relationships, developed technology, and in process research and development ("IPR&D")), partially offset by current liabilities ($44 million, which primarily consisted of accrued liabilities and accounts payable) and non-current liabilities ($79 million, primarily deferred income tax). Goodwill is primarily attributable to future growth opportunities provided by acquired R&D capabilities and any intangibles that did not qualify for separate recognition. The amortizable intangible assets are being amortized over their estimated useful lives of 8 to 19 years. During the first quarter of 2022, PMI did not record any measurement period adjustments to the preliminary purchase price allocation. The purchase price allocation is preliminary and continues to be subject to refinement. PMI is evaluating the deductibility of goodwill for income tax purposes.

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

The total purchase price of $1,384 million (GBP 1.0 billion) for 100% of the Vectura shares was preliminarily allocated to cash ($136 million), current assets including receivables and inventories ($89 million), non-current assets including property, plant and equipment ($67 million), goodwill ($590 million), and other intangible assets ($719 million, which primarily consisted of developed technology, and IPR&D), partially offset by current liabilities ($100 million, primarily accrued liabilities), and non-current liabilities ($117 million, primarily deferred income tax). Goodwill is primarily attributable to future growth opportunities provided by acquired R&D capabilities and any intangibles that did not qualify for separate recognition. The amortizable intangible assets are being amortized over their estimated useful lives of 3 to 15 years. During the first quarter of 2022, PMI did not record any measurement period adjustments to the preliminary purchase price allocation. The purchase price allocation is preliminary and continues to be subject to refinement. PMI is evaluating the deductibility of goodwill for income tax purposes.

Pro forma results of operations for the above business combinations have not been presented as the aggregate impact is not material to PMI's consolidated statements of earnings.

Asset Acquisition

On August 9, 2021, PMI acquired 100% of OtiTopic, Inc., a U.S. respiratory drug development company with a late-stage dry powder inhalation aspirin treatment for acute myocardial infarction. The transaction price was $38 million in cash, plus transaction costs, with additional contingent payment of $13 million, primarily related to certain key milestones that PMI deemed probable. Additionally, PMI may owe up to $25 million in future additional contingent payments dependent upon the achievement of certain milestones. PMI accounted for this transaction as an asset acquisition since the IPR&D of the dry powder inhalation aspirin treatment represented substantially all of the fair value of the gross assets acquired. At the date of acquisition, PMI determined that the acquired IPR&D had no alternative future use. As a result, PMI recorded a charge of $51 million to research and development costs within marketing, administration and research costs in the third quarter of 2021.

As previously discussed in Note 1. Background and Basis of Presentation and Note 7. Segment Reporting, on March 31, 2022, PMI launched a new Wellness and Healthcare business, Vectura Fertin Pharma, which consolidates Fertin Pharma, Vectura and OtiTopic, Inc. This business is considered one operating segment with its operating results included in the Other category.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 18. War in Ukraine:

In February 2022, the Russian Federation launched a military action against Ukraine. Since the onset of the war in Ukraine, PMI's main priority has been the safety and security of its more than 1,300 employees and their families in the country.
Ukraine

PMI temporarily suspended its operations in Ukraine, including the closing of its factory in Kharkiv at the end of February 2022. While the effects of the war are unpredictable and could trigger impairment reviews for long-lived assets, as of March 31, 2022, PMI is unable to estimate the information required to perform impairment analyses (i.e., forecast of revenues, manufacturing and commercial plans). PMI is not aware of any major damage to its production facilities, inventories or other assets in Ukraine. As a result, PMI has not recorded an impairment of long-lived assets. As of March 31, 2022, PMI’s Ukrainian operations had approximately $0.4 billion in total assets, excluding intercompany balances. These total assets included $105 million, $192 million and $44 million in receivables, inventories and property, plant and equipment, respectively.

As of March 31, 2022, PMI recorded in its condensed consolidated statements of earnings a pre-tax charge related to circumstances driven by the conflict of $27 million, primarily due to an inventory write down, additional allowance for receivables and the cost of PMI’s humanitarian efforts, which includes salary continuation for its employees.

Russia

PMI has suspended its planned investments in the Russian Federation including all new product launches and commercial, innovation, and manufacturing investments. PMI has also initiated plans to scale down its manufacturing operations in Russia amid ongoing supply chain disruptions and the evolving regulatory environment and is working on options to exit the Russian market in an orderly manner. As a result of PMI continuing operations within Russia as of March 31, 2022, it has not recorded an impairment of long-lived and other assets. PMI’s Russian operations as of March 31, 2022 had approximately $1.4 billion in total assets, excluding intercompany balances. These total assets included $464 million, $487 million and $357 million in receivables, inventories and property, plant and equipment, respectively.

As of March 31, 2022, PMI recorded in its condensed consolidated statements of earnings a pre-tax charge related to circumstances driven by the conflict of $15 million, which was primarily due to an inventory write down related to the commercial decisions noted above.

The pre-tax charges, for both PMI’s Ukrainian and Russian affiliates, of $26 million and $16 million were recorded in cost of sales and marketing, administration and research costs, respectively. PMI will continue to monitor the situation as it evolves and will determine if further charges are needed.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Our Company

We are a leading international tobacco company working to deliver a smoke-free future and evolving our portfolio for the long-term to include products outside of the tobacco and nicotine sector. Our current product portfolio primarily consists of cigarettes and reduced-risk products, including heat-not-burn, vapor and oral nicotine products, which are sold in markets outside the United States. Since 2008, we have invested more than $9 billion to develop, scientifically substantiate and commercialize innovative smoke-free products for adults who would otherwise continue to smoke, with the goal of completely ending the sale of cigarettes. This includes the building of world-class scientific assessment capabilities, notably in the areas of pre-clinical systems toxicology, clinical and behavioral research, as well as post-market studies. The U.S. Food and Drug Administration ("FDA") has authorized the marketing of versions of our IQOS Platform 1 devices and consumables as Modified Risk Tobacco Products (MRTPs), finding that exposure modification orders for these products are appropriate to promote the public health. We describe the MRTP orders in more detail in the "Business Environment" section of this Item 2. With a strong foundation and significant expertise in life sciences, in February 2021, we announced our ambition to expand into wellness and healthcare areas and deliver innovative products and solutions that aim to address unmet consumer and patient needs.

We currently manage our business in six geographical segments and an Other category:

•European Union ("EU");
•Eastern Europe ("EE");
•Middle East & Africa ("ME&A"), which includes our international duty free business;
•South & Southeast Asia ("S&SA");
•East Asia & Australia ("EA&A");
•Americas ("AMCS"); and
•Other, which includes the operating results of our new Wellness and Healthcare business. In the third quarter of 2021, we acquired Fertin Pharma A/S, Vectura Group plc. (also known as Vectura Group Ltd.) and OtiTopic, Inc. On March 31, 2022, we launched a new Wellness and Healthcare business consolidating these entities, Vectura Fertin Pharma. The operating results of this new business is reported in this Other category. For further details, see Note 7. Segment Reporting and Note 17. Acquisitions.

Our cigarettes are sold in approximately 180 markets, and in many of these markets they hold the number one or number two market share position. We have a wide range of premium, mid-price and low-price brands. Our portfolio comprises both international and local brands.

In addition to the manufacture and sale of cigarettes, we are engaged in the development and commercialization of reduced-risk products ("RRPs"). RRPs is the term we use to refer to products that present, are likely to present, or have the potential to present less risk of harm to smokers who switch to these products versus continuing smoking.  IQOS is the leading brand in our smoke-free product portfolio. As of March 31, 2022, our smoke-free products were available for sale in 71 markets in key cities or nationwide.

During 2021, we laid the foundation for our long-term growth ambitions beyond nicotine in wellness and healthcare, including the milestone acquisitions of Vectura Group plc and Fertin Pharma A/S, as noted above, which provide essential capabilities for future product development.

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
War in Ukraine

Since the onset of the war in Ukraine, our main priority has been the safety and security of our more than 1,300 employees and their families in the country. We have taken action to achieve three critical missions: (i) helping to evacuate more than 1,000 people from Ukraine and relocate over 2,700 others from conflict zones to locations in the country away from the heaviest fighting; (ii) providing critical aid to employees who cannot leave or who decide to remain in Ukraine; and (iii) providing those who have left the country with logistical, medical, financial, and other practical support in neighboring countries. We are continuing to pay salaries to all our Ukrainian employees and are also providing substantial in-kind support to them and their families. In addition, we have already contributed around $10 million in funds and donated essential items across the country, directly to humanitarian organizations and through our own employee-led initiative, Projects With a Heart.
On February 25, 2022, we announced the temporary suspension of our operations in Ukraine, including at our factory in Kharkiv. While activities in the east of Ukraine remain the most heavily impacted, we have seen some resumption of retail activities where safety allows, as we seek to provide product availability and service to adult consumers, using existing finished goods inventories on hand. We are also working on future supply from other production centers, although this may involve higher costs. We are applying increased security and safety measures for personnel.
In 2021, Ukraine accounted for around 2% of our total cigarette and heated tobacco unit shipment volume and under 2% of our total net revenues. As of March 31, 2022, our Ukrainian operations had approximately $0.4 billion in total assets, excluding intercompany balances.
On March 24, 2022, we announced concrete steps we had taken to suspend planned investments and scale down our manufacturing operations in Russia. This included:
•the discontinuation of a number of cigarette products offered in the market (representing approximately one-quarter of the company's domestic cigarette SKUs, including Marlboro and Parliament SKUs) and the reduction of our manufacturing activities accordingly;
•the suspension of our marketing activities in the country;
•the cancellation of all product launches planned for 2022 in the market, including the launch of its flagship heated tobacco product IQOS ILUMA, originally planned for March 2022; and
•the cancellation of our plans to manufacture TEREA heated tobacco units for IQOS ILUMA in Russia (with an eventual annualized capacity of more than 20 billion units) and the related ongoing investment of $150 million.

Further, we announced that our Board of Directors and senior executives are working on options to exit the Russian market in an orderly manner, in the context of an increasingly complex and rapidly changing regulatory and operating environment.
We employ more than 3,200 people in Russia and will continue to support our employees there, including paying their salaries, while continuing to fulfill our legal obligations. We will continue to make decisions with their safety and security as a priority.
In 2021, Russia made up almost 10% of total shipment volumes and around 6% of our total net revenues. As of March 31, 2022, our Russian operations had approximately $1.4 billion in total assets, excluding intercompany balances.

These developments above have and will continue to have a material adverse impact on our business, results of operations, cash flows and financial position, and may result in impairment charges.
For further details, see Note 18. War in Ukraine to our condensed consolidated financial statements and the "Cautionary Factors That May Affect Future Results" section of this MD&A.

Consolidated Operating Results for the Three Months Ended March 31, 2022

•Net Revenues - Net revenues of $7.7 billion for the three months ended March 31, 2022 increased by $161 million, or 2.1%, from the comparable 2021 amount. The change in our net revenues from the comparable 2021 amount was driven by the following (variances not to scale with quarterly results):
During the quarter, net revenues, excluding currency and acquisitions, increased by 9.0%, mainly reflecting: favorable volume/mix, primarily driven by higher heated tobacco unit volume (predominantly in the EU, particularly Germany, Italy and Poland), higher cigarette volume (mainly in Indonesia, PMI Duty Free and the Philippines, partly offset by Germany and Russia) and higher device volume (driven by the EU and Japan), partially offset by unfavorable cigarette mix (mainly in Japan); and a favorable pricing variance (notably driven by Germany, Russia and Turkey, partly offset by Indonesia and the Philippines).

During the quarter, Russia and Ukraine accounted for around 6% of PMI's total net revenues.

Net revenues by product category for the three months ended March 31, 2022 and 2021, are shown below:

•Diluted Earnings Per Share - The changes in our reported diluted earnings per share ("diluted EPS") for the three months ended March 31, 2022, from the comparable 2021 amounts, were as follows:

	Diluted EPS	% Change
For the three months ended March 31, 2021	$1.55
2021 Asset impairment and exit costs	0.02
2021 Tax items	—
Subtotal of 2021 items	0.02
2022 Charges related to the war in Ukraine	(0.03)
2022 Fair value adjustment for equity security investments	(0.03)
2022 Tax items	—
Subtotal of 2022 items	(0.06)
Currency	(0.23)
Interest	0.01
Change in tax rate	0.03
Operations	0.18
For the three months ended March 31, 2022	$1.50	(3.2)%

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

Charges related to the war in Ukraine – In the first quarter of 2022, we recorded a pre-tax charge of $42 million, representing $39 million net of income tax and a diluted EPS charge of $0.03 per share, related to circumstances driven by the conflict, including inventory write downs, additional allowances for receivables and the cost of PMI’s humanitarian efforts. Of this total pre-tax charge, $26 million was recorded in cost of sales and $16 million was recorded in marketing, administration and research costs. For further details, see Note 18. War in Ukraine.

Fair value adjustment for equity security investments – In the first quarter of 2022, we recorded an unfavorable fair value adjustment for our equity security investments in India and Sri Lanka of $47 million after tax (or $0.03 per share decrease in diluted EPS). The fair value adjustment for our equity security investments was included in equity investments and securities (income)/loss, net ($60 million loss) and provision for income taxes ($13 million benefit) on the condensed consolidated statements of earnings for the three months ended March 31, 2022. For further details, see Note 12. Related Parties - Equity Investments and Other.

Income Taxes – The change in the tax rate that increased our diluted EPS by $0.03 per share in the table above was primarily due to changes in earnings mix by taxing jurisdiction.

Currency – The unfavorable impact of $0.23 per share during the reporting period primarily results from the fluctuations of the U.S. dollar, especially against the Euro, Japanese yen and Turkish lira. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Operations – The increase in diluted EPS of $0.18 from our operations in the table above was due primarily to the following segments:

•Middle East & Africa: Favorable pricing, favorable volume/mix and lower marketing, administration and research costs, partially offset by higher manufacturing costs; and
•European Union: Favorable volume/mix, partially offset by higher manufacturing costs;
partially offset by
•East Asia & Australia: Unfavorable volume/mix and higher manufacturing costs, partially offset by lower marketing, administration and research costs and favorable pricing;
•South & Southeast Asia: Unfavorable pricing, partially offset by favorable volume/mix;
•Eastern Europe: Unfavorable volume/mix and higher marketing, administration and research costs, partially offset by favorable pricing;
•Americas: Higher manufacturing costs and unfavorable volume/mix, partially offset by favorable pricing; and
•Other: Primarily reflecting the amortization of intangibles related to the acquisitions, investments in research and development, and expenses related to employee retention programs.
For further details, see the “Consolidated Operating Results” and “Operating Results by Business Segment” sections of the following “Discussion and Analysis.”

Discussion and Analysis
Consolidated Operating Results
See pages 82-92 for a discussion of our "Cautionary Factors That May Affect Future Results." Our net revenues and operating income by segment are shown in the table below:

(in millions)	For the Three Months Ended March 31,
	2022	2021	Change
Net revenues:
European Union	$3,012	$2,909	3.5%
Eastern Europe	726	796	(8.8)%
Middle East & Africa	991	801	23.7%
South & Southeast Asia	1,123	1,173	(4.3)%
East Asia & Australia	1,404	1,472	(4.6)%
Americas	424	434	(2.3)%
Other	66	—	—%
Net revenues	$7,746	$7,585	2.1%
Operating income (loss):
European Union	$1,527	$1,490	2.5%
Eastern Europe	144	261	(44.8)%
Middle East & Africa	521	335	55.5%
South & Southeast Asia	445	529	(15.9)%
East Asia & Australia	571	695	(17.8)%
Americas	121	134	(9.7)%
Other	(31)	—	—%
Operating income	$3,298	$3,444	(4.2)%

Items affecting the comparability of results from operations were as follows:
•Asset impairment and exit costs – See Note 16. Asset Impairment and Exit Costs for details of the $48 million pre-tax charge and a breakdown of these costs by segment for the three months ended March 31, 2021.
•Charges related to the war in Ukraine – See Note 18. War in Ukraine for details of the $42 million pre-tax charges in the Eastern Europe segment for the three months ended March 31, 2022.

Our net revenues by product category are shown in the table below:

PMI Net Revenues by Product Category
(in millions)	For the Three Months Ended March 31,
	2022	2021	Change
Combustible Products
European Union	$1,810	$1,950	(7.2)%
Eastern Europe	456	492	(7.2)%
Middle East & Africa	929	780	19.1%
South & Southeast Asia	1,118	1,171	(4.6)%
East Asia & Australia	601	648	(7.3)%
Americas	416	422	(1.4)%
Total Combustible Products	$5,330	$5,463	(2.4)%
Reduced-Risk Products
European Union	$1,202	$959	25.4%
Eastern Europe	270	304	(11.4)%
Middle East & Africa	62	21	+100%
South & Southeast Asia	5	2	+100%
East Asia & Australia	803	824	(2.5)%
Americas	8	12	(35.3)%
Total Reduced-Risk Products	$2,350	$2,122	10.7%
Other
Other	66	—	—%
Total PMI Net Revenues	$7,746	$7,585	2.1%
Note: Sum of product categories or Regions might not foot to total PMI due to roundings.

Net revenues related to combustible products refer to the operating revenues generated from the sale of these products, including shipping and handling charges billed to customers, net of sales and promotion incentives, and excise taxes. These net revenue amounts consist of the sale of our cigarettes and other tobacco products combined. Other tobacco products primarily include roll-your-own and make-your-own cigarettes, pipe tobacco, cigars and cigarillos, and do not include reduced-risk products.

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

Net revenues in the Other category primarily consist of operating revenues generated from the sale of inhaled therapeutics, and oral and intra-oral delivery systems that are included in the operating results of our new Wellness and Healthcare business, Vectura Fertin Pharma.

PMI's heat-not-burn products include licensed KT&G heat-not-burn products.

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

Our shipment volume by segment for cigarettes and heated tobacco units is shown in the table below:

PMI Shipment Volume (Million Units)
	For the Three Months Ended March 31,
	2022	2021	Change
Cigarettes
European Union	36,444	36,769	(0.9)%
Eastern Europe	18,514	19,966	(7.3)%
Middle East & Africa	29,471	27,642	6.6%
South & Southeast Asia	37,461	34,888	7.4%
East Asia & Australia	11,553	11,362	1.7%
Americas	14,795	14,885	(0.6)%
Total Cigarettes	148,238	145,512	1.9%
Heated Tobacco Units
European Union	8,566	6,426	33.3%
Eastern Europe	5,866	5,635	4.1%
Middle East & Africa	897	396	+100%
South & Southeast Asia	94	33	+100%
East Asia & Australia	9,288	9,139	1.6%
Americas	108	105	2.9%
Total Heated Tobacco Units	24,819	21,734	14.2%
Cigarettes and Heated Tobacco Units
European Union	45,010	43,195	4.2%
Eastern Europe	24,380	25,601	(4.8)%
Middle East & Africa	30,368	28,038	8.3%
South & Southeast Asia	37,555	34,921	7.5%
East Asia & Australia	20,841	20,501	1.7%
Americas	14,903	14,990	(0.6)%
Total Cigarettes and Heated Tobacco Units	173,057	167,246	3.5%

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

As of the first quarter of 2022, total industry volume, PMI in-market sales volume and PMI market share for the following geographies include the cigarillo category in Japan: the total international market, East Asia & Australia Region, and Japanese domestic market.

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

2021 and 2022 estimates for total industry volume and market share in certain geographies reflect limitations on the availability and accuracy of industry data during pandemic-related restrictions.

First-quarter 2022 estimates for total industry volume and market share in the Philippines reflect limitations on the availability and accuracy of industry data.

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

Key market data regarding total market size, our shipments and market share are shown in the tables below:

	For the Three Months Ended March 31,
			PMI Shipments (billion units)						PMI Market Share (%)(2)
Market	Total Market (billion units)		Total		Cigarette		Heated Tobacco Unit		Total		Heated Tobacco Unit
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Total (1)	563.0	556.6	173.1	167.2	148.2	145.5	24.8	21.7	26.7	26.0	3.5	2.9

European Union
France	7.8	8.2	3.5	3.8	3.5	3.7	0.1	0.1	45.0	43.6	0.7	0.6
Germany	16.1	17.4	6.8	7.1	5.9	6.5	0.9	0.6	42.3	40.8	5.9	3.6
Italy	16.8	15.9	9.7	9.6	7.1	7.5	2.6	2.2	54.2	52.8	14.8	11.3
Poland	12.8	10.8	4.8	4.0	3.8	3.4	1.0	0.6	37.3	36.7	7.6	5.4
Spain	10.0	9.6	3.3	2.7	3.2	2.6	0.2	0.1	30.4	31.1	1.5	1.2

Eastern Europe
Russia	n/a	49.1	14.1	15.7	10.8	12.1	3.4	3.6	n/a	31.0	n/a	7.7

Middle East & Africa
Saudi Arabia	5.2	5.5	2.1	2.2	2.1	2.2	—	—	41.1	42.3	0.8	0.8
Turkey	23.6	25.3	11.0	11.0	11.0	11.0	—	—	46.9	43.4	—	—

South & Southeast Asia
Indonesia	75.1	71.0	20.9	19.9	20.9	19.9	—	—	27.8	28.0	—	—
Philippines	15.6	13.1	9.7	8.2	9.6	8.1	—	—	62.0	62.4	0.3	0.2

East Asia & Australia
Australia	2.2	2.4	0.8	0.8	0.8	0.8	—	—	33.9	32.7	—	—
Japan (3)	34.4	35.6	14.2	13.8	6.1	5.9	8.1	7.9	37.2	36.1	22.9	21.5
South Korea	16.8	16.8	3.3	3.4	2.2	2.2	1.1	1.1	19.6	20.1	6.5	6.8

Americas
Argentina	7.7	7.7	4.9	5.3	4.9	5.3	—	—	63.5	68.2	—	—
Mexico	6.5	6.8	4.1	4.0	4.0	4.0	—	—	62.5	59.6	0.4	0.3

(1) Total market and market share estimates exclude Russia & Ukraine
(2) Market share estimates are calculated using IMS data
(3) Total market and market share estimates include cigarillos

Consolidated Operating Results for the Three Months Ended March 31, 2022
The following discussion compares our consolidated operating results for the three months ended March 31, 2022, with the three months ended March 31, 2021.

During the first quarter, our total shipment volume increased by 3.5%, driven by:

•the EU, reflecting higher heated tobacco unit shipment volume across the Region (primarily in Germany, Italy and Poland), partly offset by lower cigarette shipment volume (mainly in Germany and Italy, partially offset by Poland and Spain);
•Middle East & Africa, mainly reflecting higher cigarette shipment volume, primarily in Egypt and PMI Duty Free, partly offset by Algeria;

•South & Southeast Asia, primarily reflecting higher cigarette shipment volume, mainly in Indonesia and the Philippines; and
•East Asia & Australia, reflecting higher cigarette and heated tobacco unit shipment volume, primarily in Japan;
partly offset by
•Eastern Europe, reflecting lower cigarette shipment volume, primarily in Russia, partly offset by higher heated tobacco unit shipment volume, mainly in Ukraine and Southeast Europe, partially offset by Russia; and
•Americas, primarily reflecting lower cigarette shipment volume, mainly in Argentina, partly offset by Brazil.

Excluding Russia and Ukraine, our total shipment volume increased by 4.9%, reflecting an increase of 4.5% in the Eastern Europe Region.

First-Quarter Impact of Inventory Movements

Excluding the net favorable impact of estimated distributor inventory movements of approximately 1.7 billion units, our total in-market sales increased by 2.5%, driven by a 16.7% increase in heated tobacco units and a 0.4% increase in cigarettes.
The net favorable impact of approximately 1.7 billion units reflected:
•A net favorable impact of 2.1 billion cigarettes, mainly driven by Japan, PMI Duty Free and Spain; partly offset by
•A net unfavorable impact of 0.5 billion heated tobacco units, primarily due to Russia.

Excluding Russia and Ukraine, our total in-market sales increased by 3.8%.

Our total heated tobacco unit in-market sales volume in the quarter was 24.8 billion units, or 19.5 billion units excluding Russia and Ukraine, representing growth of 16.7% and 19.5%, respectively.

Our cigarette shipment volume by brand and heated tobacco units shipment volume are shown in the table below:

PMI Shipment Volume by Brand (Million Units)
	First-Quarter
	2022	2021	Change
Cigarettes
Marlboro	57,264	53,682	6.7%
L&M	20,198	20,367	(0.8)%
Chesterfield	15,606	12,758	22.3%
Philip Morris	9,753	10,184	(4.2)%
Sampoerna A	9,718	8,698	11.7%
Parliament	9,152	8,957	2.2%
Dji Sam Soe	5,772	5,704	1.2%
Lark	3,452	3,899	(11.5)%
Others	17,323	21,263	(18.5)%
Total Cigarettes	148,238	145,512	1.9%
Heated Tobacco Units	24,819	21,734	14.2%
Total Cigarettes and Heated Tobacco Units	173,057	167,246	3.5%
Note: Lark includes Lark Harmony; Philip Morris includes Philip Morris/Dubliss; and Sampoerna A includes Sampoerna.

The increase in our heated tobacco unit shipment volume was mainly driven by the EU (notably Germany, Italy and Poland), Japan and the Middle East & Africa (notably Egypt). Excluding Russia and Ukraine, our heated tobacco unit shipment volume increased by 18.4%.
Our cigarette shipment volume of the following brands increased:
•Marlboro, mainly driven by PMI Duty Free, the Philippines, Russia, Spain and Turkey, partly offset by Algeria and Italy;
•Chesterfield, primarily driven by the Philippines and Russia;
•Sampoerna A in Indonesia, primarily driven by premium A Mild;
•Parliament, mainly driven by Turkey, partly offset by Saudi Arabia; and
•Dji Sam Soe in Indonesia, primarily driven by Dji Sam Soe Magnum Mild.

Our cigarette shipment volume of the following brands decreased:
•L&M, primarily due to Germany and Turkey, partly offset by Egypt and the GCC;
•Philip Morris, mainly due to Russia, partly offset by Japan;
•Lark, primarily due to Japan and Turkey; and
•"Others," mainly due to: mid-price Fortune (Philippines), Sampoerna Hijau (Indonesia) and Sampoerna U (Indonesia); and low-price Bond Street (primarily due to Russia).

Excluding Russia and Ukraine, our cigarette shipment volume increased by: 5.1% for Marlboro, 0.1% for L&M, 10.8% for Chesterfield, 13.3% for Philip Morris and 4.9% for Parliament.

First-Quarter International Share of Market

Our total international market share (excluding China and the United States, as well as Russia and Ukraine), defined as our cigarette and heated tobacco unit sales volume as a percentage of total industry cigarette and heated tobacco unit sales volume, increased by 0.7 points to 26.7%, reflecting:
•Market share for heated tobacco units of 3.5%, up by 0.6 points; and
•Market share for cigarettes of 23.3%, up by 0.2 points.
Excluding China and the United States, as well as Russia and Ukraine, our total international cigarette sales volume as a percentage of total industry cigarette sales volume increased by 0.4 points to 24.4%, mainly reflecting higher cigarette market share and/or a favorable geographic mix impact, notably in Indonesia, PMI Duty Free and the Philippines, partly offset by Algeria and Germany.

Financial Summary
Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$7,746	$7,585	2.1%	9.0%	$161	$(590)	$70	$108	$562	$11
Cost of Sales (1)	(2,608)	(2,274)	(14.7)%	(18.3)%	(334)	125	(42)	—	(298)	(119)
Marketing, Administration and Research Costs (2)	(1,802)	(1,849)	2.5%	1.7%	47	50	(35)	—	—	32
Amortization of Intangibles	(38)	(18)	-(100)%	(5.6)%	(20)	—	(19)	—	—	(1)
Operating Income	$3,298	$3,444	(4.2)%	8.6%	$(146)	$(415)	$(26)	$108	$264	$(77)
(1) Cost/Other variance includes charges in 2022 of $26 million related to the war in Ukraine. For more details, see Note 18. War in Ukraine.

(2) Cost/Other variance includes charges in 2022 of $16 million related to the war in Ukraine and charges in 2021 of $48 million related to asset impairment and exit costs. For more details, see Note 16. Asset Impairment and Exit Costs and Note 18. War in Ukraine.

During the quarter, net revenues, excluding currency and acquisitions, increased by 9.0%, mainly reflecting: favorable volume/mix, primarily driven by higher heated tobacco unit volume (predominantly in the EU, particularly Germany, Italy and Poland), higher cigarette volume (mainly in Indonesia, PMI Duty Free and the Philippines, partly offset by Germany and Russia) and higher device volume (driven by the EU and Japan), partially offset by unfavorable cigarette mix (mainly in Japan); and a favorable pricing variance (notably driven by Germany, Russia and Turkey, partly offset by Indonesia and the Philippines).

During the quarter, Russia and Ukraine accounted for around 6% of PMI's total net revenues.

The unfavorable currency in net revenues was due primarily to the Euro, Japanese yen, Russian ruble and Turkish lira.

Net revenues include $2.3 billion in 2022 and $2.1 billion in 2021 related to the sale of RRPs. IQOS devices accounted for approximately 5% of RRP net revenues in the first quarter of 2022, reflecting higher year-over year device volumes as supply constraints ease and ILUMA's positive performance.

Operating income, excluding currency and acquisitions, increased by 8.6%, primarily reflecting: favorable volume/mix, mainly driven by higher heated tobacco unit volume and higher cigarette volume (each mainly reflecting the same geographies as for net revenues noted above), partly offset by unfavorable cigarette mix (primarily in the EU and Japan) and device mix (predominantly in Japan); and a favorable pricing variance; partly offset by higher manufacturing costs (primarily due to higher logistics costs and other inflationary impacts, partially offset by productivity).

Interest expense, net, of $154 million decreased by $13 million (7.8)%.

Our effective tax rate decreased by 1.8 percentage points to 19.7%. We estimate that our full-year 2022 effective tax rate will be 21% to 22%, excluding discrete tax events. For further details, see Note 9. Income Taxes.

Net earnings attributable to PMI of $2.3 billion decreased by $87 million or 3.6%. This decrease was due primarily to lower operating income as discussed above, partially offset by a lower effective tax rate. Diluted and basic EPS of $1.50 decreased by 3.2%. Excluding an unfavorable currency impact of $0.23, diluted EPS increased by 11.6%.

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

Much of the regulation that shapes the business environment in which we operate is driven by the Framework Convention on Tobacco Control (the “FCTC”) of the World Health Organization (the “WHO”), which entered into force in 2005. The FCTC has as its main objective to establish a global agenda for tobacco regulation, with the purpose of reducing tobacco use. To date, 182 countries and the European Union are Parties to the FCTC. The treaty requires Parties to have in place various tobacco control measures and recommends others. The FCTC governing body, the Conference of the Parties (“CoP”), has also adopted non-binding guidelines and policy recommendations related to certain articles of the FCTC that go beyond the text of the treaty. In October 2018, the CoP recognized the need for more scientific assessment and improved reporting to define policy on heated tobacco products. Similar to its previous policy recommendations on e-cigarettes, the CoP invited countries to regulate, restrict or prohibit heated tobacco products, as appropriate under their national laws.

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

EU Tobacco Excise Directive ("TED"): The EU Commission is preparing a legislative proposal for the revision of the 2011 EU Tobacco Excise Directive that may include definitions and tax treatment for novel tobacco and nicotine-containing products, including heated tobacco products and e-cigarettes. The proposal is expected to be published in the course of 2022 and adopted by the EU Council in 2023. Any final amendments to TED require unanimous agreement by all EU member states, followed by transposition of TED into national legislation. The potential effective date for any changes to TED, after the transposition period, is early 2024.

Plain Packaging and Other Packaging Restrictions: Plain packaging legislation bans the use of branding, logos and colors on packaging other than the brand name and variant that may be printed only in specified locations and in a uniform font. To date, plain packaging laws have been adopted in certain markets in all of our operating segments, including the key markets of Australia, France, Saudi Arabia and Turkey. Some countries, such as Canada, Denmark and Israel adopted plain packaging regulations that apply to all tobacco products, including RRPs. Other countries are also considering plain packaging legislation.

Some countries have adopted, or are considering adopting, packaging restrictions that could have an impact similar to plain packaging. Examples of such restrictions include standardizing the shape and size of packages, prohibiting certain colors or the use of certain descriptive phrases on packaging, and requiring very large graphic health warnings that leave little space for branding.

Restrictions and Bans on the Use of Ingredients: The WHO and others in the public health community have recommended restrictions or total bans on the use of some or all ingredients in tobacco products, including menthol. Broad restrictions and ingredient bans would require us to reformulate our American blend tobacco products and could reduce our ability to differentiate these products in the market in the long term. In many countries, menthol bans would eliminate the entire category of mentholated tobacco products. The European Union banned cigarettes and roll-your-own tobacco products with characterizing flavors. Other tobacco products, including heated tobacco products, are currently exempted from this characterizing flavor ban. However, the European Union Commission has issued a draft delegated directive that would end this exemption. While the timing and final form of the directive is not yet known, if adopted it would likely ban the use of characterizing flavors from heated tobacco products in the European Union, impacting a significant proportion of our RRP products currently sold in the European Union. Other countries may follow the EU’s approach toward tobacco product ingredients. Turkey banned menthol as of May 2020. Broader ingredient bans have been adopted by Brazil and Canada.

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

A number of jurisdictions are considering actions to prevent illicit trade. In November 2012, the FCTC adopted the Protocol to Eliminate Illicit Trade in Tobacco Products (the “Protocol”), which includes supply chain control measures, such as licensing of manufacturers and distributors, enforcement of these control measures in free trade zones, controls on duty free and Internet channels and the implementation of tracking and tracing technologies. To date, 64 Parties, including the European Union, have ratified it. The Protocol came into force in September 2018. Parties must start implementing its provisions in their national legislation. In November 2021, the second Meeting of the Parties to the Protocol decided, among others, to focus on the implementation of a framework for global information sharing to combat illicit tobacco trade and enable the parties to exchange products' tracking and tracing information in a secure manner. We welcome this decision and expect that other Parties will ratify the Protocol.

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

For adult smokers who would otherwise continue to smoke, we believe that RRPs, while not risk-free, offer a much better consumer choice. Accordingly, our key strategic priorities are to: (i) to develop and commercialize products that present less risk of harm to adult smokers who switch to those products versus continued smoking; and (ii) educate and convince current adult smokers who would otherwise continue to smoke to switch to those products.

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

    Platform 2 used a pressed carbon heat source which, when ignited, generates a nicotine-containing aerosol by heating tobacco. As a result of consumer testing feedback, the design of our current Platform 2 technology has been discontinued. We are assessing alternative designs for this consumer segment.

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

As of March 31, 2022, PMI's smoke-free products are available for sale in 71 markets in key cities or nationwide.

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

An adequate supply chain for our RRP portfolio, including the supply of electronic devices, is important to our business. We work with four electronics manufacturing service providers for the supply of our Platform 1 and Platform 4 devices, and a small number of other providers for other products in our RRP portfolio and related accessories. Due to the COVID-19 pandemic, the operations of our two main electronic manufacturing service providers were temporarily suspended at different times. Even though these suspensions did not materially affect our operations, if one or more of these service providers were significantly constrained at the same time, the supply of the devices could be disrupted. Although we work closely with these service providers on monitoring their production capability and financial health, we cannot guarantee that they will remain capable of meeting their commitments, particularly during the COVID-19 pandemic and the armed conflict between Russia and Ukraine; if they will not, the commercialization of our RRPs could be adversely affected. The production of our RRP portfolio requires various metals, and we believe that there is an adequate supply of such metals in the world markets to satisfy our current and anticipated production requirements. However, some components and materials necessary for the production of our RRPs, including those for the electronic devices, are obtained from single or limited sources, and can be subject to industry-wide shortages and price fluctuations. While we were successful in maintaining adequate supply of such components and materials so far, we may not be able to secure such supply going forward, particularly during the COVID-19 pandemic; this could negatively impact the commercialization of our RRPs.

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

Our near-term planned commercialization efforts for the other PMI-developed RRP platforms are as follows:

•We started commercializing an improved version of our IQOS MESH product in Canada, Croatia, the Czech Republic, Finland, Italy, Ukraine and New Zealand under the IQOS VEEV or VEEV brand names. We currently plan to launch this product in additional markets.

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

Due to the COVID-19 pandemic and the armed conflict between Russia and Ukraine, certain of these commercialization efforts could be delayed.

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

On March 18, 2021, we submitted to the FDA a supplemental MRTPA ("sMRTPA") for IQOS 3 requesting authorization to market this version of the device as a Modified Risk Tobacco Product with reduced exposure information like IQOS 2.4. In June 2021, the FDA formally accepted and filed our sMRTPA for substantive scientific review and, already in May 2021, the FDA opened the period for the public to provide comments on our application. The public comment period, which was initially scheduled to be closed on August 2, 2021, was extended on July 20, 2021 to provide time for the public to review application materials that were not previously posted by FDA. The FDA closed the comment period for IQOS 3's sMRTPA on December 10, 2021. On March 11, 2022, the FDA authorized our sMRTPA for IQOS 3 by issuing a Modified Risk Granted Order – Exposure Modification.

There are two types of MRTP orders the FDA may issue: a “risk modification” order or an “exposure modification” order. We had requested both types of orders for IQOS 2.4 and an initial selection of 3 consumables' variants. After review, the FDA determined that the evidence did not support issuing a "risk modification" order at this time but that it did support issuing an "exposure modification" order for the product. This determination included a finding that issuance of the exposure modification order is expected to benefit the health of the population as a whole. We requested (and received) an exposure modification order for IQOS 3.

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

On March 15, 2022, the Consolidated Appropriations Act, 2022 amended the definition of “tobacco product” contained in the Federal Food, Drug and Cosmetic Act ("FD&C Act") to “any product made or derived from tobacco, or containing nicotine from any source, that is intended for human consumption.” Under this definition, products containing synthetic nicotine, e.g., e-cigarettes, are subject to the FDA’s tobacco regulatory authority. According to this new provision, effective April 14, 2022, manufacturers of tobacco products containing nicotine not derived from tobacco will be required to submit a PMTA to the FDA and obtain authorization from the Agency to market their product under the FD&C Act or they will be subject to FDA enforcement actions. This new provision does not have any impact on tobacco products developed by PMI and intended for commercialization in the U.S.

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

Our RRP Business Development Initiatives: In December 2013, we established a strategic framework with Altria Group, Inc. (“Altria”) setting out terms on how the parties would collaborate to develop and commercialize e-vapor products and commercialize two of our RRPs in the U.S. In late 2018, Altria announced that it will participate in the e-vapor category only through another e-vapor company in which Altria acquired a minority interest. In September 2019, Altria's subsidiary, Philip Morris USA Inc. (“PM USA”), began commercialization of a version of our Platform 1 product in the U.S. Under the agreement, PM USA must achieve certain milestones to maintain its exclusive distribution right and additional milestones to extend the agreement after the initial 5-year term. PMI and Altria are currently discussing these milestones, the contractual obligations, and the impact of the United States International Trade Commission (“ITC”) Orders (For more details please refer to Note 8. Contingencies).

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

Governmental Investigations

From time to time, we are subject to governmental investigations on a range of matters, including tax, customs, antitrust, advertising, and labor practices. We describe certain matters pending in Russia, South Korea and Thailand in Note 8. Contingencies.

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

The Public Prosecutor’s office of Rome, Italy, notified our Italian subsidiary, Philip Morris Italia S.r.l. (“PM Italia”), as well as three former or current employees and a former external consultant of PM Italia in July 2020 and March 2020, respectively, that it concluded a preliminary investigation against them for alleged contravention of anti-corruption laws and related disruption of trade freedom. The Public Prosecutor alleges that the individuals involved promised certain personal favors to government officials from January to July of 2018 in exchange for favorable treatment for PM Italia, and that PM Italia lacked appropriate organizational controls to prevent the alleged actions by the individuals. At the first trial hearing held on September 22, 2021, BAT filed a civil claim against PM Italia claiming vicarious liability for any wrongdoing of its former or current employees. BAT claims EUR 50 million in damages. The court admitted the claim as a matter of course and issued summons for PM Italia to appear as civil party in the case. The next trial hearing is scheduled for June 1, 2022. PM Italia believes the charges brought against it by the Public Prosecutor are without merit and will defend them vigorously.

Vectura Fertin Pharma

Subsequent to the end of the first quarter, on April 5, 2022, the European Commission issued a proposal for a regulation on fluorinated greenhouse gases. If accepted, the proposal also establishes quantitative limits on usage of certain propellant gases which are components of certain products sold by our Vectura Fertin Pharma business. This may impact the related products development and market strategies, may have an adverse impact on the value of technology and goodwill acquired in PMI’s 2021 purchase of Vectura Group plc, and may result in impairment charges.

Asset Impairment and Exit Costs

We discuss asset impairment and exit costs in Note 16. Asset Impairment and Exit Costs to our condensed consolidated financial statements.

U.S. GAAP Treatment of Turkey as a Highly Inflationary Economy

Following the categorization of Turkey by the International Practices Task Force of the Center for Audit Quality as a country with a three-year cumulative inflation rate greater than 100%, the country is considered highly inflationary in accordance with U.S. GAAP. Consequently, PMI has begun to account for the operations of its Turkish affiliates as highly inflationary, and treat the U.S. dollar as the functional currency of the affiliates, effective April 1, 2022.

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

Tobacco products are agricultural products under U.S. law and are not technological or strategic in nature. From time to time we make sales in countries subject to Trade Sanctions, either where such sanctions do not apply to our business or pursuant to exemptions or licenses. On March 11, 2022, the U.S. introduced a ban on export, re-export, sale, or supply, directly or indirectly, from the U.S., or by a U.S. person, wherever located, of certain tobacco and manufactured tobacco substitutes to Russia and Belarus.

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

On June 24, 2021, the EU introduced sanctions regarding the Republic of Belarus ("Belarus") aimed at specific sectors of the Belarus economy, including the tobacco sector. Subsequently, seven non-EU countries (Norway, Iceland, Liechtenstein, North Macedonia, Bosnia and Herzegovina, Montenegro, and Albania) announced that they “aligned themselves” with the majority of the EU sanctions. Switzerland and the UK have also imposed sanctions similar in scope to the EU sanctions.

On August 9, 2021, the U.S. imposed blocking sanctions on certain Belarusian individuals and entities pursuant to an Executive Order, which expanded the bases for the imposition of sanctions, including, among others, by authorizing the imposition by OFAC of blocking sanctions on persons operating in the tobacco sector of the Belarus economy. In 2021, the U.S., the EU, the U.K., Switzerland and several other jurisdictions supplemented their respective sanctions lists by including additional Belarusian sanctions targets.

Following the start of the conflict in Ukraine on February 24, 2022, the U.S., the EU, the UK, Switzerland, Canada, Australia, New Zealand, Singapore, South Korea, Japan and other countries introduced extensive economic sanctions and export controls against Russia. While the introduced sanctions slightly vary from jurisdiction to jurisdiction, they are largely aligned. The restrictions are primarily targeted at the Russian financial, banking, oil, military, aviation and marine sectors. Among sanctions targets are Russian political figures and military personnel, certain oligarchs and journalists, and companies operating in the above-mentioned sectors. Export to Russia of certain luxury goods, and goods and technology which might contribute to Russia’s technological enhancement was banned. Seven non-EU countries (Norway, Iceland, Liechtenstein, North Macedonia, Bosnia and Herzegovina, Montenegro, and Albania) announced that they “aligned themselves” with the majority of the EU sanctions. Ukraine imposed its own sanctions against Russia, and certain targeted Russian entities and individuals.

Russia introduced certain countermeasures aimed at reducing the effect of Western sanctions. Countermeasures include the ban on export of certain goods from Russia, including tobacco-related production equipment, restrictions on lending to foreign borrowers and transactions with securities and real estate involving companies from “hostile” countries (i.e., those which introduced sanctions regarding Russia).

PMI complies with all applicable laws and regulations, including sanctions, in the markets where it operates. We have taken appropriate actions in response to the latest sanctions to ensure full compliance with the relevant restrictions.

Operating Results – Three Months Ended March 31, 2022

The following discussion compares operating results within each of our geographical segments and Other category for the three months ended March 31, 2022, with the three months ended March 31, 2021.

Unless otherwise stated, references to total industry, total market, our shipment volume and our market share performance reflect cigarettes and heated tobacco units. Estimates for total industry volume and market share in certain geographies reflect limitations on the availability and accuracy of industry data during pandemic-related restrictions.

European Union:

Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$3,012	$2,909	3.5%	10.5%	$103	$(206)	$4	$5	$300	$—
Operating Income	$1,527	$1,490	2.5%	12.3%	$37	$(145)	$(2)	$5	$208	$(29)

During the quarter, net revenues, excluding currency and acquisitions, increased by 10.5%, reflecting: favorable volume/mix, mainly driven by higher heated tobacco unit volume (notably in Germany, Italy and Poland) and higher device volume (notably in Italy), partly offset by lower cigarette volume (mainly in Germany, partly offset by Spain). Pricing variance was slightly favorable, primarily reflecting higher combustible pricing (driven by Germany), largely offset by lower pricing for devices (notably in Italy).

Operating income, excluding currency and acquisitions, increased by 12.3%, primarily reflecting: favorable volume/mix, mainly driven by higher heated tobacco unit volume (primarily reflecting the same geographies as for net revenues noted above), partly offset by lower cigarette volume (mainly in Germany); partially offset by higher manufacturing costs (primarily due to inflationary impacts).

European Union - Total Market, PMI Shipment Volume and Market Share Commentaries

Total market and market share performance are shown in the table below:

European Union Key Data	First-Quarter
			Change
	2022	2021	% / pp
Total Market (billion units)	109.6	106.4	3.0%

PMI Market Share
Marlboro	16.2%	17.0%	(0.8)
L&M	5.5%	5.8%	(0.3)
Chesterfield	5.6%	5.5%	0.1
Philip Morris	2.2%	2.2%	—
Heated Tobacco Units	7.6%	5.6%	2.0
Others	3.0%	3.2%	(0.2)
Total European Union	40.1%	39.3%	0.8

In the quarter, the estimated total market in the EU increased by 3.0% to 109.6 billion units, primarily driven by:
•Italy, up by 5.3%, mainly reflecting the impact on adult smoker average daily consumption of the easing of pandemic-related measures; and
•Poland, up by 18.7%, primarily reflecting a lower estimated prevalence of illicit trade and higher border sales due to the easing of pandemic-related measures;
partly offset by
•Germany, down by 7.5%, primarily reflecting the impact of excise tax-driven price increases and higher cross-border (non-domestic) purchases due to the easing of pandemic-related measures.

Our total shipment volume increased by 4.2% to 45.0 billion units, mainly driven by:
•Poland, up by 20.7%, mainly reflecting the higher total market, as well as a higher market share driven by heated tobacco units; and
•Spain, up by 23.1%, or by 1.7% excluding the net favorable impact of estimated distributor inventory movements, reflecting a higher total market, partly offset by a lower market share due to cigarettes.
Excluding the net unfavorable impact of estimated distributor inventory movements (notably in Italy, partly offset by Spain), our total in-market sales volume increased by 5.2%.

Eastern Europe:

Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$726	$796	(8.8)%	0.3%	$(70)	$(72)	$—	$36	$(34)	$—
Operating Income	$144	$261	(44.8)%	(21.8)%	$(117)	$(60)	$—	$36	$(26)	$(67)

During the quarter, net revenues, excluding currency and acquisitions, increased by 0.3%, reflecting: a favorable pricing variance, mainly driven by higher combustible pricing (primarily in Russia); largely offset by unfavorable volume/mix, mainly due to unfavorable cigarette volume (mainly in Russia).

During the quarter, Russia and Ukraine accounted for around 65% of PMI's total net revenues in the Region.

Operating income, excluding currency and acquisitions, decreased by 21.8%, notably reflecting pre-tax charges in the first quarter of 2022 related to the war in Ukraine ($42 million), as well as unfavorable volume/mix, mainly due to unfavorable cigarette volume/mix (primarily in Russia); and higher marketing, administration and research costs; partly offset by a favorable pricing variance.

Eastern Europe - Total Market, PMI Shipment Volume and Market Share Commentaries

Given the company's intention to exit the Russian market and the impact of the war in Ukraine on business operations in the country, PMI is providing a total market estimate for the Eastern Europe Region excluding Russia and Ukraine.

In the quarter, the estimated total market in Eastern Europe, excluding Russia and Ukraine, increased, mainly driven by:
•Kazakhstan, up by 6.2%, primarily reflecting a favorable comparison versus the prior year period due to the temporary supply chain impact of the introduction, in January 2021, of certain mandatory requirements related to the sale of tobacco products; and
•Southeast Europe, up by 10.0%, mainly reflecting increased in-bound travel and the impact on adult smoker average daily consumption of the easing of pandemic-related measures.

The company's reported shipment volume, presented below, includes Russia and Ukraine.
Our total shipment volume decreased by 4.8% to 24.4 billion units, primarily due to:
•Russia, down by 9.9%.

During the quarter, Russia and Ukraine accounted for around 73% of PMI's total shipment volume in the Region. Excluding Russia and Ukraine, total shipment volume increased by 4.5%.

Middle East & Africa:

Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$991	$801	23.7%	42.3%	$190	$(149)	$—	$163	$165	$11
Operating Income	$521	$335	55.5%	89.9%	$186	$(115)	$—	$163	$125	$13

During the quarter, net revenues, excluding currency and acquisitions, increased by 42.3%, primarily reflecting: favorable volume/mix, mainly driven by higher cigarette volume (primarily in Kuwait and PMI Duty Free, partly offset by Algeria) and higher heated tobacco unit volume (notably in Egypt); and a favorable pricing variance, driven by combustible pricing (mainly in Turkey).

Operating income, excluding currency and acquisitions, increased by 89.9%, mainly reflecting: a favorable pricing variance; favorable volume/mix, mainly driven by the same factors and geographies as for net revenues noted above; and lower marketing, administration and research costs; partly offset by higher manufacturing costs (primarily due to inflationary impacts).

Middle East & Africa - Total Market, PMI Shipment Volume and Market Share Commentaries

In the quarter, the estimated total market in the Middle East & Africa decreased, mainly due to:

•Algeria, down by 37.5%, or by 8.2% excluding the net unfavorable impact of estimated trade inventory movements, primarily reflecting industry supply chain disruptions; and
•Turkey, down by 6.8%, mainly reflecting a higher estimated prevalence of illicit trade, partly offset by the impact on adult smoker average daily consumption of the easing of pandemic-related measures, coupled with increased in-bound tourism;
partly offset by
•International Duty Free, up by 40.2%, reflecting the impact of reduced government travel restrictions and increased passenger traffic in certain geographies.

Our total shipment volume increased by 8.3% to 30.4 billion units, notably driven by:
•PMI Duty Free, up by +100%, or by 50.8% excluding the net favorable impact of estimated distributor inventory movements, reflecting the higher total market and a higher market share; and
•Egypt, up by 10.7%, primarily reflecting a higher market share, driven by cigarettes and heated tobacco units;
partly offset by
•Algeria, down by 27.5%, mainly reflecting the lower total market, partly offset by a higher market share driven by cigarettes.

Excluding the net favorable impact of estimated distributor inventory movements, our total in-market sales volume increased by 4.3%.

South & Southeast Asia:

Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$1,123	$1,173	(4.3)%	(0.5)%	$(50)	$(44)	$—	$(145)	$139	$—
Operating Income	$445	$529	(15.9)%	(11.2)%	$(84)	$(25)	$—	$(145)	$87	$(1)

During the quarter, net revenues, excluding currency and acquisitions, decreased by 0.5%, reflecting: an unfavorable pricing variance, due to combustible pricing (mainly in Indonesia and the Philippines); largely offset by favorable volume/mix, primarily driven by higher cigarette volume (mainly in Indonesia and the Philippines) and favorable cigarette mix (primarily in Indonesia, partly offset by the Philippines).

Operating income, excluding currency and acquisitions, decreased by 11.2%, primarily reflecting: an unfavorable pricing variance; partly offset by favorable volume/mix, mainly driven by higher cigarette volume (primarily in Indonesia and the Philippines).

South & Southeast Asia - Total Market, PMI Shipment Volume and Market Share Commentaries

In the quarter, the estimated total market in South & Southeast Asia increased, mainly due to:
•India, up by 7.2%, primarily reflecting a favorable comparison versus the prior year period, during which pandemic-related restrictions impacted the movement of certain products, including tobacco;
•Indonesia, up by 5.8%, mainly reflecting impact on adult smoker consumption of the easing of pandemic-related measures, which drove growth in the tax-advantaged 'below tier one' segment; and
•the Philippines, up by 19.2%, primarily reflecting the net favorable impact of estimated trade inventory movements related to first-quarter 2022 price increases;
partly offset by
•Bangladesh, down by 12.9%, mainly reflecting the impact of pandemic-related restrictions on mobility during February 2022; and
•Thailand, down by 13.3%, primarily reflecting the impact of excise tax-driven price increases.
Our total shipment volume increased by 7.5% to 37.6 billion units, mainly driven by:
•Indonesia, up by 5.2%, primarily reflecting the higher total market, partly offset by a lower market share (mainly due to adult smoker down-trading to the 'below tier one' segment as a result of significantly lower retail prices, partly offset by share growth for our premium and hand-rolled portfolio); and
•the Philippines, up by 18.4%, primarily reflecting the higher total market.

East Asia & Australia:

Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$ 1,404	$ 1,472	(4.6)%	2.6%	$(68)	$(106)	$—	$30	$8	$—
Operating Income	$ 571	$ 695	(17.8)%	(8.1)%	$(124)	$(68)	$—	$30	$(121)	$35

During the quarter, net revenues, excluding currency and acquisitions, increased by 2.6%, reflecting: a favorable pricing variance, primarily driven by higher combustible pricing (predominantly in Japan). Volume/mix was slightly favorable, mainly reflecting higher device and heated tobacco unit volume in Japan, largely offset by unfavorable cigarette mix (primarily in Japan) and unfavorable device mix in Japan.

Operating income, excluding currency and acquisitions, decreased by 8.1%, mainly reflecting: unfavorable volume/mix, primarily due to unfavorable mix for cigarettes and devices in Japan; and higher manufacturing costs (mainly due to higher logistics costs); partly offset by lower marketing, administration and research costs (notably driven by a favorable comparison related to 2021 asset impairment and exit costs of $31 million); and a favorable pricing variance.

East Asia & Australia - Total Market, PMI Shipment Volume and Market Share Commentaries

In the quarter, the estimated total market in East Asia & Australia, excluding China, decreased, mainly due to:
•Japan, down by 3.2%, primarily reflecting the impact of the October 2021 excise tax-driven price increase.
Our total shipment volume increased by 1.7% to 20.8 billion units, mainly driven by:
•Japan, up by 3.2%. Excluding the net favorable impact of estimated distributor inventory movements, total in-market sales volume was essentially stable.

Excluding the net favorable impact of estimated distributor inventory movements, our total in-market sales volume decreased by 1.0%.

Americas:

Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$424	$434	(2.3)%	0.7%	$(10)	$(13)	$—	$19	$(16)	$—
Operating Income	$121	$134	(9.7)%	(8.2)%	$(13)	$(2)	$—	$19	$(9)	$(21)

During the quarter, net revenues, excluding currency and acquisitions, increased by 0.7%, reflecting: a favorable pricing variance, driven by combustible products (mainly in Argentina, Brazil and Mexico); partly offset by unfavorable volume/mix, mainly due to lower cigarette volume (primarily in Argentina) and unfavorable cigarette mix (primarily in Brazil).

Operating income, excluding currency and acquisitions, decreased by 8.2%, mainly reflecting: higher manufacturing costs (primarily due to inflationary impacts); and unfavorable volume/mix (mainly due to the same factors and geographies as for net revenues noted above); partly offset by a favorable pricing variance.

Americas - Total Market, PMI Shipment Volume and Market Share Commentaries

In the quarter, the estimated total market in Americas, excluding the U.S., decreased, primarily due to:
•Canada, down by 14.3%, notably reflecting the impact of price increases and out-switching from cigarettes to e-vapor products; and
•Mexico, down by 3.8%. Excluding the net unfavorable impact of estimated trade inventory movements, the total market increased by 1.4%, mainly driven by the impact on adult smoker average daily consumption of the easing of pandemic-related measures, coupled with the impact of increased in-bound tourism;
partly offset by
•Brazil, up by 4.1%, primarily reflecting a lower estimated prevalence of illicit trade.

Our total shipment volume decreased by 0.6% to 14.9 billion units, mainly due to:
•Argentina, down by 7.1%, primarily reflecting a lower market share due to adult smoker down-trading to ultra-low-price brands produced by local manufacturers;
partly offset by
•Brazil, up by 5.4%, mainly reflecting the higher total market and a higher market share driven by Chesterfield.

Other:

In the third quarter of 2021, we acquired Fertin Pharma A/S, Vectura Group plc. and OtiTopic, Inc. On March 31, 2022, we launched a new Wellness and Healthcare business consolidating these entities, Vectura Fertin Pharma. The operating results of this new business are reported in the Other category. The business operations of our Wellness and Healthcare business are managed and evaluated separately from the geographical segments.

Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$66	$—	—%	—%	$66	$—	$66	$—	$—	$—
Operating Income / (Loss)	$(31)	$—	—%	—%	$(31)	$—	$(24)	$—	$—	$(7)

During the quarter, we recorded net revenues of $66 million, as well as an operating loss of $31 million, primarily reflecting the amortization of intangibles related to the acquisitions, investments in research and development, and expenses related to employee retention programs.

Financial Review

Cash Flow Highlights

	For the Three Months Ended March 31,
(in millions)	2022	2021
Net cash provided by operating activities	$1,118	$435
Net cash provided by (used in) investing activities	(196)	55
Net cash used in financing activities	(701)	(3,649)

Net Cash Provided by Operating Activities

During the first quarter of 2022, net cash provided by operating activities increased by $0.7 billion compared with the first quarter of 2021. Excluding unfavorable currency movements of $0.4 billion, net cash provided by operating activities increased by $1.1 billion, due primarily to higher currency-neutral net earnings and lower working capital requirements of $0.7 billion.

The lower working capital requirements in the first quarter of 2022 as compared with the first quarter of 2021 were primarily due to the timing of excise tax-paid inventory movements and excise tax payments, including the 2021 settlement of excise tax liabilities driven by the COVID-19 pandemic-related build-up of inventory.

Net Cash Provided by (Used in) Investing Activities

During the first quarter of 2022, net cash used in investing activities was $196 million as compared to $55 million of net cash provided by investing activities in the first quarter of 2021. This change was due primarily to unfavorable movements of $78 million in cash collateral exchanged with financial institutions to secure derivatives designated as net investment hedges of Euro assets principally related to changes in exchange rates between the Euro and the U.S. dollar, higher capital expenditures and other investments. For further detail on our derivatives designated as net investment hedges and other investments, see Note 5. Financial Instruments.

Capital expenditures of $229 million during the first quarter of 2022 increased slightly as compared with the first quarter of 2021. The 2022 capital expenditures were primarily related to our ongoing investments in RRPs. We expect total capital expenditures in 2022 to be approximately $1.0 billion.

Net Cash Used in Financing Activities

During the first quarter of 2022, net cash used in financing activities decreased by $2.9 billion compared to the first quarter of 2021. The lower cash usage primarily reflected proceeds from short-term borrowings in 2022 (primarily commercial paper of $2.2 billion) and lower long-term debt repayments ($0.5 billion in 2022 compared with 1.6 billion in 2021), partially offset by share repurchases in the first quarter of 2022 under our share repurchase program and the purchase of the remaining stakes in our Turkish affiliates in the first quarter of 2022. For further details on the purchase of the remaining stakes in our Turkish affiliates, see Note 17. Acquisitions.

Debt and Liquidity

We define cash and cash equivalents as short-term, highly liquid investments, readily convertible to known amounts of cash that mature within a maximum of three months and have an insignificant risk of change in value due to interest rate or credit risk changes. As a policy, we do not hold any investments in structured or equity-linked products. Our cash and cash equivalents are predominantly held with institutions that have investment-grade long-term credit rating. As part of our cash management strategy and in order to manage counterparty exposure, we also enter into reverse repurchase agreements. Such agreements are collateralized with government or corporate securities held by a custodial bank and, at maturity, cash is paid back to PMI, and the collateral is returned to the bank. For the three months ended March 31, 2022 and the full-year 2021, the activities for such reverse repurchase agreements were not material.

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

Credit Ratings – The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. At March 31, 2022, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Stable
Fitch	F1	A	Stable

Credit Facilities

At March 31, 2022, our committed credit facilities were as follows:

(in billions)
Type	Committed Credit Facilities
364-day revolving credit, expiring January 31, 2023	$1.8
Multi-year revolving credit, expiring February 10, 2026 (1)	2.0
Multi-year revolving credit, expiring September 29, 2026 (2)	2.5
Total facilities	$6.3
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

At March 31, 2022, there were no borrowings under the committed credit facilities, and the entire committed amounts were available for borrowing. Subject to market conditions, we currently expect to request an extension of the terms of our $2.5 billion multi-year revolving credit facility for an additional one-year period, in accordance with and subject to the terms and conditions of the relevant revolving credit facility agreement.

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
In addition to the committed credit facilities discussed above, certain of our subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $2.3 billion at March 31, 2022 and December 31, 2021, are for the sole use of our subsidiaries. Borrowings under these arrangements and other bank loans amounted to $208 million at March 31, 2022, and $225 million at December 31, 2021.

Commercial Paper Program – We continue to have access to liquidity in the commercial paper market through programs in place in the U.S. and in Europe having an aggregate issuance capacity of $8.0 billion. At March 31, 2022, we had $2.2 billion of commercial paper outstanding. At December 31, 2021, we had no commercial paper outstanding. The average commercial paper balance outstanding during the first three months of 2022 was $3.7 billion. The average commercial paper balance outstanding during 2021 was $1.1 billion.

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

Our operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of March 31, 2022, and March 31, 2021 were $598 million and $625 million, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows.

For further details, see Note 13. Sale of Accounts Receivable to our condensed consolidated financial statements.

Debt – Our total debt was $29.4 billion at March 31, 2022 and $27.8 billion at December 31, 2021.

On February 11, 2020, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.

Guarantees – At March 31, 2022, we have guarantees of our own performance, which are primarily related to excise taxes on the shipment of our products. There is no liability in the condensed consolidated financial statements associated with these guarantees. These guarantees have not had, and are not expected to have, a significant impact on PMI’s liquidity. In October 2020, we guaranteed an obligation for an equity method investee. For further details, see Note 8. Contingencies to our condensed consolidated financial statements.

Equity and Dividends

We discuss our stock awards as of March 31, 2022 in Note 2. Stock Plans to our condensed consolidated financial statements.

On June 11, 2021, our Board of Directors authorized a new share repurchase program of up to $7 billion, with target spending of $5 billion to $7 billion over a three-year period. On July 22, 2021, we began repurchasing shares under this new share repurchase program. From July 22, 2021 through March 31, 2022, we repurchased 10.5 million shares of our common stock at a cost of approximately $1.0 billion. During the first quarter of 2022, we repurchased 2.0 million shares of our common stock at a cost of $199 million.

Dividends paid in the first quarter of 2022 were $2.0 billion. During the third quarter of 2021, our Board of Directors approved a 4.2% increase in the quarterly dividend to $1.25 per common share. As a result, the present annualized dividend rate is $5.00 per common share.

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
We might not succeed in our efforts. If we do not succeed, but others do, or if heat-not-burn products are inequitably regulated compared to other RRP categories without regard to the totality of the scientific evidence available for such products, we may be at a competitive disadvantage. In addition, actions of some market entrants, such as the inappropriate marketing of e-vapor products to youth, as well as alleged health consequences associated with the use of certain e-vapor products, may unfavorably impact public opinion and/or mischaracterize all e-vapor products or other RRPs to consumers, regulators and policy makers without regard to the totality of scientific evidence available for specific products. This may impede our efforts to advocate for the development of science-based regulatory frameworks for the development and commercialization of RRPs. We cannot predict whether regulators will permit the sale and/or marketing of RRPs with scientifically substantiated information and claims. Such restrictions could limit the success of our RRPs.

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

Our RRPs and commercial activities for these products are designed for, and directed toward, current adult smokers and users of nicotine-containing products, and not for non-smokers or youth. We put significant effort in place to restrict access of our products to non-smokers or youth. Nevertheless, technological, operational, regulatory and/or commercial setbacks might prevent us from delivering necessary infrastructure required to fulfill our commitment of having 100% of our RRP device portfolio equipped with “Age Verification”-technology and device activation features by 2023.

If nonetheless there is a significant usage of our products or competitive products among youth or non-smokers, even in situations over which we have no control, our credibility may suffer, and our efforts to advocate for the development of science-based regulatory frameworks for the development and commercialization of RRPs may be significantly impacted.

Moreover, the FDA’s premarket tobacco product and modified risk tobacco product authorizations of two versions of our Platform 1 product are subject to strict marketing, reporting and other requirements. Although we have received these products' authorizations from the FDA, there is no guarantee that the product will remain authorized for sale in the U.S., particularly if there is a significant uptake in youth or non-smoker initiation.

The financial and business performance of our reduced-risk products is less predictable than our cigarette business.

Our RRPs are novel products in a new category, and the pace at which adult smokers adopt them may vary, depending on the competitive, regulatory, fiscal and cultural environment, and other factors in a specific market. There may be periods of accelerated growth and periods of slower growth for these products, the timing and drivers of which may be more difficult for us to predict versus our mature cigarette business. The impact of this lower predictability on our projected results for a specific period may be significant, particularly during the early stages of this new product category, during the COVID-19 pandemic as a result of unpredictability due to shortage of key components in our supply chain or due to geopolitical or macroeconomic events that negatively impact RRP availability or adoption.

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

This decline is due to multiple factors, including increased taxes and pricing, governmental actions, the diminishing social acceptance of smoking and health concerns, competition, continuing economic and geopolitical uncertainty, and the continuing prevalence of illicit products. These factors and their potential consequences are discussed more fully below and in the Business Environment section. A continuous decline in the consumption of cigarettes could have a material adverse effect on our revenue and profitability.
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

As a result of Russia’s invasion of Ukraine, certain taxing jurisdictions, including the U.S., have proposed punitive tax legislation applicable to companies doing business in Russia. While we are working on options to exit the Russian market in an orderly manner, these punitive tax law changes, if enacted, could also have a material adverse impact on our effective tax rate thereby reducing our net earnings. Further, in the event we are able to successfully exit the Russian market, the sale of our Russian assets may result in U.S. tax liabilities that are material to our financial results.

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

Risks Related to the Impact of the War in Ukraine on our Business

Our business, results of operations, cash flows and financial position may be adversely impacted by the continuation and consequences of the war in Ukraine.

As previously disclosed in this Form 10-Q, in 2021, Russia accounted for around 10% of our total cigarette and heated tobacco unit shipment volume, and around 6% of our total net revenues. Ukraine accounted for around 2% of our total cigarette and heated tobacco unit shipment volume, and under 2% of our total net revenues. We also produce finished goods in Ukraine for export and manufacture products in Russia. As a result of Russia’s invasion of Ukraine, we have suspended planned investments in Russia, including all new product launches and commercial, innovation, and manufacturing investments. We have also initiated plans to scale down our Russian manufacturing operations and are working on options to exit the Russian market in an orderly manner. In Ukraine, we have temporarily reduced operations, including closing our factory in the country.

The short and long-term implications of the Russian invasion of Ukraine for our operations in those countries are impossible to predict at this time. There can be no assurance that our exit from the Russian market will be successful, orderly, or represent a fair value for our Russian assets and operations. The likelihood of retaliatory action by the Russian government against companies, including us, as a result of actions and statements made in response to the Russian invasion, including the possibility of legal action against us or our employees or nationalization of foreign businesses or assets, including intangible assets such as trademarks, is impossible to predict. Further, if we are able to divest our Russian assets in an orderly manner, the nature of our divestiture may adversely impact the value we receive for those assets. In Ukraine, there is no way to know when and to what extent we will be able to normalize our operations or to what extent our workforce, facilities, inventory, and other assets will remain intact. These developments have and will continue to have a material adverse impact on our business, results of operations, cash flows and financial position, and may result in impairment charges.

The conflict also elevates the likelihood of supply chain disruptions, both in the region and globally, and may inhibit our ability to timely source materials and services needed to make and sell our products. For example, we source certain finished goods, production materials and components from both Russia and Ukraine, including printed materials and filters, and the invasion has, and may continue to, disrupt the availability of and impact our supply chain for these materials. These disruptions, to the extent we are unable to find alternative sources or otherwise address these supply constraints, may impact the availability and cost of our products in other markets, which would adversely impact our business, results of operations, cash flows and financial position, and may result in impairment charges.

The broader consequences of the invasion are also impossible to predict, but could include reputational consequences, further sanctions, financial or currency restrictions, punitive tax law changes, embargoes, regional instability, and geopolitical shifts as well as adverse effects on macroeconomic conditions, security conditions, currency exchange rates, and financial markets. Given the nature of our business and global operations, such geo-political instability and uncertainty could increase the costs of our materials and operations; reduce demand for our products; have a negative impact on our supply chains, manufacturing capabilities, or distribution capabilities; increase our exposure to currency fluctuations; constrain our liquidity or our ability to access capital markets; create staffing or operations difficulties; or subject us to increased cyber-attacks. While we will continue to monitor this fluid situation and develop contingency plans as necessary to address any disruptions to our business operations as they develop, the extent of the conflict’s effect on our business and results of operations as well as the global economy, cannot be predicted.

The conflict may also have the effect of heightening many other risks disclosed in this Form 10-Q, any of which could adversely affect our business, results of operations, cash flows or financial position. Such risks include, but are not limited to, the achievement of our strategic priorities, including achievement of our RRP growth targets; the availability of third-party manufacturing resources; the availability of attractive acquisition and strategic business opportunities and our ability to fully realize the benefits of these transactions; our ability to attract, motivate, and retain the best global talent; and our loss of revenue from counterfeiting and similar illicit activities.

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

Some of the countries in which we operate face the threat of civil unrest and can be subject to regime changes. In others, nationalization, terrorism, conflict and the threats of war or acts of war may have a significant impact on the business environment. Natural disasters, pandemics, economic, political, regulatory, acts of war or threats of war, or other developments could disrupt our supply chain, manufacturing capabilities or distribution capabilities, and our business continuity plans and other safeguards might not always be effective to fully mitigate their impact. In addition, such developments could increase costs of our materials and operations and lead to loss of property or equipment that are critical to our business in certain markets and difficulty in staffing and managing our operations, all of which could have a material adverse effect on our operations, volumes, revenue, net earnings and profitability. We discuss risks associated with the invasion of Ukraine above and with the COVID-19 pandemic below.

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

There is litigation related to tobacco products pending in certain jurisdictions in which we operate. Damages claimed in some tobacco-related litigation are significant and, in certain cases in Brazil, Canada, and Nigeria, range into the billions of U.S. dollars. We anticipate that new cases will continue to be filed. The FCTC encourages litigation against tobacco product manufacturers. It is possible that our consolidated results of operations, cash flows or financial position could be materially adversely affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. We face various administrative and legal challenges related to certain RRP activities, including allegations concerning product classification, advertising restrictions, corporate communications, product coach activities, scientific substantiation, product liability, and unfair competition.  While we design our programs to comply with relevant regulations, we expect these or similar challenges to continue as we expand our efforts to commercialize RRPs and to communicate publicly. The outcomes of these matters may affect our RRP commercialization and public communication activities and performance in one or more markets. Also see Note 8. Contingencies to our condensed consolidated financial statements for a discussion of pending litigation.
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
Our intellectual property rights are valuable assets, and their protection is important to our business.  If the steps we take to protect our intellectual property rights globally, including through applying for, prosecuting, maintaining and enforcing, where relevant, a combination of trademark, design, copyright, patent, trade secrets and other intellectual property rights, are inadequate, or if others infringe or misappropriate our intellectual property rights, notwithstanding legal protection, our business could be adversely impacted. Moreover, failing to manage our existing and/or future intellectual property may place us at a competitive disadvantage. Intellectual property rights of third parties may limit our ability to develop, manufacture and/or commercialize our products in one or more markets. Competitors or other third parties may claim that we infringe their intellectual property rights. Any such claims, regardless of merit, could divert management’s attention, be costly, disruptive, time-consuming and unpredictable and expose us to significant litigation costs and damages, and may impede our ability to develop, manufacture and/or commercialize new RRPs and improve our products, and thus have a material adverse effect on our revenue and our profitability. In addition, if, as a result, we are unable to manufacture or sell our RRPs or improve their quality in one or more markets, our ability to convert adult smokers to our RRPs in such markets would be adversely affected. See Note 8. Contingencies— Other Litigation to our condensed consolidated financial statements for a description of certain intellectual property proceedings.

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

An adequate supply chain for our cigarettes and RRP portfolio, including the supply of electronic devices, is important to our business. We work with four electronics manufacturing service providers for the supply of our Platform 1 and Platform 4 devices, and a small number of other providers for other products in our RRP portfolio and related accessories. Due to the COVID-19 pandemic, the operations of our two main electronic manufacturing service providers were temporarily suspended at different times. Even though these suspensions did not materially affect our operations, if one or more of these service providers were significantly constrained at the same time, the supply of the devices could be disrupted. Although we work closely with these service providers on monitoring their production capability and financial health, we cannot guarantee that they will remain capable of meeting their commitments, particularly during the ongoing COVID-19 pandemic; if they will not, the commercialization of our RRPs could be adversely affected. The production of our RRP portfolio requires various metals, and we believe that there is an adequate supply of such metals in the world markets to satisfy our current and anticipated production requirements. However, some components and materials necessary for the production of our RRPs, including those for the electronic devices, are obtained from single or limited sources, and can be subject to industry-wide shortages and price fluctuations. While we were successful in maintaining adequate supply of such components and materials so far, we may not be able to secure such supply going forward, particularly during the COVID-19 pandemic; this could negatively impact the commercialization of our RRPs.

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

Risks Related to Cybersecurity and Data Governance

The failure of our information systems and systems owned and operated by our business partners to function as intended, or their penetration with the intent to corrupt them or to extract data from them, or our and our business partners failure to adhere to strict data governance and cybersecurity protocols, and to comply with privacy laws and regulations, could result in business disruption, loss of reputation, litigation and regulatory action, and loss of revenue, assets or personal or other confidential data.

We as well as our business partners use information systems to help manage business processes, collect and interpret data and communicate internally and externally with employees, suppliers, consumers, customers and others. Some of these information systems are managed by third-party service providers. Our business continuity plans and other safeguards may not be effective to mitigate the impact of service interruptions, connectivity outages, and other failures of these systems to function as intended, or to mitigate the penetration of these systems or systems owned and operated by our business partners by parties intent on extracting or corrupting information or otherwise disrupting business processes. These events could place us at a competitive disadvantage, result in a loss of revenue, assets, including our intellectual property, personal or other sensitive data, result in litigation and regulatory action, impact our operations, cause damage to our reputation and that of our brands and result in significant remediation and other costs. Failure to protect personal data, respect the rights of data subjects, and adhere to strict data governance and cybersecurity protocols could subject us to substantial fines and other legal challenges under regulations such as the EU General Data Protection Regulation. As we are increasingly relying on digital platforms in our business, and as privacy, data and cyber laws in the jurisdictions in which we do business are introduced or become more stringent, the magnitude of these risks is likely to increase.

Risks Related to the Acquisitions of OtiTopic, Inc. ("OtiTopic"), Fertin Pharma A/G ("Fertin Pharma") and Vectura Group Ltd. ("Vectura")

As previously disclosed in this Form 10-Q, we have acquired Fertin Pharma and Vectura, and have since launched a new Wellness and Healthcare business consolidating these entities, Vectura Fertin Pharma (with the Fertin Pharma acquisition and the Vectura acquisition being collectively referred to in these Risk Factors as the “Acquisitions”).

We may be unable to successfully integrate and realize the expected benefits from the Acquisitions.

The successful integration of the acquired businesses and their operations into those of our own and our ability to realize the benefits of the Acquisitions, are subject to a number of risks and uncertainties, many of which are not in our control. The risks and uncertainties relating to integrating the businesses acquired include, among other things: (i) the challenge of integrating complex organizations, systems, operating procedures, industry specific compliance programs, technology, networks and other assets of the businesses that we acquire, and the costs related to such integration efforts; (ii) the possibility that we are unable to gain access to differentiated proprietary technology and pharmaceutical development expertise as anticipated by these Acquisitions, and thus fail to realize our desired entry into additional smoke-free, wellness, therapeutic and healthcare platforms; (iii) the challenge of integrating the cultures and business practices of each of Fertin Pharma and Vectura to our culture and business practices, which if not managed correctly, could lead to difficulties in retaining key management and other key employees; and (iv) the challenge of achieving a successful integration as a result of our affiliation to our combustible product portfolio. In addition, even if we are able to successfully integrate, the anticipated benefits of the Acquisitions may not be realized fully, or at all, or may take longer to realize than expected. Furthermore, the success of the Acquisition also depends on the success of the research and development efforts of Vectura Fertin Pharma, including the ability to obtain regulatory approval for new products, and the ability to commercialize or license these new products developed by them. Moreover, our affiliation to its combustible product portfolio may stand in the way of introducing and growing new product categories, and may prevent us in being successful in developing a long-term sustainable ecosystem of products in the wellness, therapeutic and healthcare categories.

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

PMI and Vectura Fertin Pharma may be subject to uncertainties that could adversely affect our respective businesses, and adversely affect the financial results of our combined businesses.

Our success following these Acquisitions will depend in part upon our ability, and the ability of Vectura Fertin Pharma, to maintain business relationships. Uncertainty about the effect of the Acquisitions on customers, suppliers, employees and other constituencies of each of Fertin Pharma and Vectura, may have a material adverse effect on us and/or the businesses that we have acquired with the proposed Acquisitions. Customers, suppliers and others who do business with Vectura Fertin Pharma may delay or defer business decisions, decide to terminate, modify or renegotiate their relationships, or take other actions as a result of the Acquisitions, which could negatively affect the revenues, earnings and cash flows of our company or the businesses that we have acquired with these Acquisitions. If we are unable to maintain the business and operational relationships of Vectura Fertin Pharma, our financial position, results of operations or cash flows upon combining with these companies could be adversely affected.

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

Item 1A. Risk Factors.
Information regarding Risk Factors appears in “MD&A – Cautionary Factors That May Affect Future Results,” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity for each of the three months in the quarter ended March 31, 2022, was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2022 – January 31, 2022 (1)	377,393	$97.65	8,892,022	$6,178,541,816
February 1, 2022 – February 28, 2022 (1)	668,911	$107.16	9,560,933	$6,106,858,356
March 1, 2022 – March 31, 2022 (1)	920,426	$97.79	10,481,359	$6,016,847,275
Pursuant to Publicly Announced Plans or Programs	1,966,730	$100.95
January 1, 2022 – January 31, 2022 (2)	14,393	$96.86
February 1, 2022 – February 28, 2022 (2)	218,668	$110.52
March 1, 2022 – March 31, 2022 (2)	2,884	$100.55
For the Quarter Ended March 31, 2022	2,202,675	$101.88

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

Item 6.Exhibits.

10.1
Amendment and Extension Agreement, effective February 1, 2022, among PMI, the lenders named therein and Citibank Europe PLC, UK Branch (legal successor to Citibank International Limited), as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 1, 2022).

10.2
Amendment and Extension Agreement, effective February 10, 2022, among PMI, the lenders named therein, Citibank Europe PLC, UK Branch, as facility agent, and Citibank, N.A., as swingline agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 1, 2022).

10.3	Supplemental Letter to the Offer Letter with Drago Azinovic, dated December 7, 2008.
10.4	Employment Agreement with Drago Azinovic, effective August 1, 2012.
10.5	Supplemental Letter to the Employment Agreement with Drago Azinovic, effective April 1, 2017.
10.6	Supplemental Letter to the Employment Agreement with Drago Azinovic, effective January 1, 2018.
10.7	Employment Agreement with Jorge Insuasty, effective January 1, 2021.
10.8	Supplemental Letter to the Employment Agreement with Jacek Olczak, effective March 1, 2022.
10.9	Form of Restricted Stock Unit Agreement (2022 Grant).
10.10	Form of Performance Stock Unit Agreement (2022 Grant).
10.11	Restricted Stock Unit Agreement (2022 Grant) (Emmanuel Babeau).
10.12	Performance Stock Unit Agreement (2022 Grant) (Emmanuel Babeau).

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
April 28, 2022