Form 10-Q
period 2022-06-30
Philip Morris International Inc.
filed 2022-07-29
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At July 22, 2022, there were 1,550,163,328 shares outstanding of the registrant’s common stock, no par value per share.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Revenues including excise taxes	$39,750	$39,776
Excise taxes on products	24,172	24,597
Net revenues (Note 10)	15,578	15,179
Cost of sales (Note 3)	5,256	4,627
Gross profit	10,322	10,552
Marketing, administration and research costs (Notes 3 & 17)	3,894	3,942
Amortization of intangibles	74	37
Operating income	6,354	6,573
Interest expense, net	280	328
Pension and other employee benefit costs (Note 5)	9	55
Earnings before income taxes	6,065	6,190
Provision for income taxes	1,213	1,343
Equity investments and securities (income)/loss, net	41	(46)
Net earnings	$4,811	$4,893
Net earnings attributable to noncontrolling interests	247	303
Net earnings attributable to PMI	$4,564	$4,590
Per share data (Note 8):
Basic earnings per share	$2.94	$2.94
Diluted earnings per share	$2.93	$2.93

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended June 30,
	2022	2021
Revenues including excise taxes	$20,409	$20,421
Excise taxes on products	12,577	12,827
Net revenues (Note 10)	7,832	7,594
Cost of sales (Note 3)	2,648	2,353
Gross profit	5,184	5,241
Marketing, administration and research costs (Notes 3 & 17)	2,092	2,093
Amortization of intangibles	36	19
Operating income	3,056	3,129
Interest expense, net	126	161
Pension and other employee benefit costs (Note 5)	5	27
Earnings before income taxes	2,925	2,941
Provision for income taxes	594	646
Equity investments and securities (income)/loss, net	(15)	(3)
Net earnings	2,346	2,298
Net earnings attributable to noncontrolling interests	113	126
Net earnings attributable to PMI	$2,233	$2,172
Per share data (Note 8):
Basic earnings per share	$1.44	$1.39
Diluted earnings per share	$1.43	$1.39

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Net earnings	$4,811	$4,893
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $(182) in 2022 and $(25) in 2021	219	227
Change in net loss and prior service cost:
Net gains (losses) and prior service costs, net of income taxes of $36 in 2022 and $(5) in 2021	36	20
Amortization of net losses, prior service costs and net transition costs, net of income taxes of $(22) in 2022 and $(36) in 2021	110	162
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $(54) in 2022 and $(12) in 2021	301	77
(Gains) losses transferred to earnings, net of income taxes of $9 in 2022 and $0 in 2021	(55)	2
Total other comprehensive earnings (losses)	611	488
Total comprehensive earnings	5,422	5,381
Less comprehensive earnings attributable to:
Noncontrolling interests	324	275
Comprehensive earnings attributable to PMI	$5,098	$5,106

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended June 30,
	2022	2021
Net earnings	$2,346	$2,298
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $(151) in 2022 and $60 in 2021	413	4
Change in net loss and prior service cost:
Net gains (losses) and prior service costs, net of income taxes of $36 in 2022 and $(5) in 2021	36	20
Amortization of net losses, prior service costs and net transition costs, net of income taxes of $(9) in 2022 and $(18) in 2021	55	81
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $(34) in 2022 and $2 in 2021	191	1
(Gains) losses transferred to earnings, net of income taxes of $7 in 2022 and $0 in 2021	(46)	(19)
Total other comprehensive earnings (losses)	649	87
Total comprehensive earnings	2,995	2,385
Less comprehensive earnings attributable to:
Noncontrolling interests	45	132
Comprehensive earnings attributable to PMI	$2,950	$2,253

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$5,036	$4,496
Trade receivables (less allowances of $36 in 2022 and $70 in 2021)	3,822	3,123
Other receivables (less allowances of $34 in 2022 and $36 in 2021)	771	817
Inventories:
Leaf tobacco	1,649	1,642
Other raw materials	1,778	1,652
Finished product	4,124	5,426
	7,551	8,720
Other current assets	1,196	561
Total current assets	18,376	17,717
Property, plant and equipment, at cost	14,559	14,732
Less: accumulated depreciation	8,594	8,564
	5,965	6,168
Goodwill (Note 6)	6,318	6,680
Other intangible assets, net (Note 6)	2,656	2,818
Equity investments (Note 14)	4,328	4,463
Deferred income taxes	714	895
Other assets (less allowances of $20 in 2022 and $21 in 2021)	2,603	2,549
TOTAL ASSETS	$40,960	$41,290

See notes to condensed consolidated financial statements.
Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share data)
(Unaudited)

	June 30, 2022	December 31, 2021
LIABILITIES
Short-term borrowings (Note 12)	$1,558	$225
Current portion of long-term debt (Note 12)	4,149	2,798
Accounts payable	3,279	3,331
Accrued liabilities:
Marketing and selling	739	811
Taxes, except income taxes	5,261	6,324
Employment costs	911	1,146
Dividends payable	1,958	1,958
Other	1,862	1,637
Income taxes	830	1,025
Total current liabilities	20,547	19,255
Long-term debt (Note 12)	22,345	24,783
Deferred income taxes	856	726
Employment costs	2,752	2,968
Income taxes and other liabilities	1,720	1,766
Total liabilities	48,220	49,498
Contingencies (Note 10)
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2022 and 2021)	—	—
Additional paid-in capital	2,165	2,225
Earnings reinvested in the business	33,755	33,082
Accumulated other comprehensive losses	(9,043)	(9,577)
	26,877	25,730
Less: cost of repurchased stock (559,171,010 and 559,146,338 shares in 2022 and 2021, respectively)	35,921	35,836
Total PMI stockholders’ deficit	(9,044)	(10,106)
Noncontrolling interests	1,784	1,898
Total stockholders’ deficit	(7,260)	(8,208)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$40,960	$41,290

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$4,811	$4,893

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	540	484
Deferred income tax (benefit) provision	(88)	2
Asset impairment and exit costs, net of cash paid (Note 17)	(47)	(26)
Cash effects of changes, net of the effects from acquired companies:
Receivables, net	(627)	(627)
Inventories	867	767
Accounts payable	174	(16)
Accrued liabilities and other current assets	(869)	(940)
Income taxes	(424)	(459)
Pension plan contributions, net of refunds (Note 5)	63	(197)
Other	242	184
Net cash provided by operating activities	4,642	4,065

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(478)	(307)
Acquisitions, net of acquired cash (Note 2)	—	(27)
Equity investments	(20)	—
Net investment hedges and other derivatives (Note 7)	514	147
Other	(71)	59
Net cash used in investing activities	(55)	(128)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Short-term borrowing activity by original maturity:
Net issuances (repayments) - maturities of 90 days or less	$565	$(108)
Issuances - maturities longer than 90 days	795	—
Repayments - maturities longer than 90 days	(15)	—
Long-term debt repaid	(497)	(1,979)
Repurchases of common stock	(209)	—
Dividends paid	(3,897)	(3,752)
Payments to noncontrolling interests and Other (Note 2)	(542)	(284)
Net cash used in financing activities	(3,800)	(6,123)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(244)	(179)

Cash, cash equivalents and restricted cash (1):
Increase (Decrease)	543	(2,365)
Balance at beginning of period	4,500	7,285
Balance at end of period	$5,043	$4,920

(1) The amounts for cash, cash equivalents and restricted cash shown above include restricted cash of $7 million and $5 million as of June 30, 2022 and 2021, respectively, and $4 million and $5 million as of December 31, 2021 and 2020, respectively, which were included in other current assets in the condensed consolidated balance sheets.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Six Months Ended June 30, 2022 and 2021
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, January 1, 2021	$—	$2,105	$31,638	$(11,181)	$(35,129)	$1,936	$(10,631)
Net earnings			4,590			303	4,893
Other comprehensive earnings (losses), net of income taxes				516		(28)	488
Issuance of stock awards		38			73		111
Dividends declared ($2.40 per share)			(3,763)				(3,763)
Payments to noncontrolling interests						(298)	(298)
Balances, June 30, 2021	$—	$2,143	$32,465	$(10,665)	$(35,056)	$1,913	$(9,200)
Balances, January 1, 2022	$—	$2,225	$33,082	$(9,577)	$(35,836)	$1,898	$(8,208)
Net earnings			4,564			247	4,811
Other comprehensive earnings (losses), net of income taxes				705		(94)	611
Issuance of stock awards		(30)			114		84
Dividends declared ($2.50 per share)			(3,891)				(3,891)
Payments to noncontrolling interests						(257)	(257)
Common stock repurchased					(199)		(199)
Other (Note 2)		(30)		(171)		(10)	(211)
Balances, June 30, 2022	$—	$2,165	$33,755	$(9,043)	$(35,921)	$1,784	$(7,260)

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Three Months Ended June 30, 2022 and 2021
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, April 1, 2021	$—	$2,080	$32,178	$(10,746)	$(35,060)	$1,974	$(9,574)
Net earnings			2,172			126	2,298
Other comprehensive earnings (losses), net of income taxes				81		6	87
Issuance of stock awards		63			4		67
Dividends declared ($1.20 per share)			(1,885)				(1,885)
Payments to noncontrolling interests						(193)	(193)
Balances, June 30, 2021	$—	$2,143	$32,465	$(10,665)	$(35,056)	$1,913	$(9,200)
Balances, April 1, 2022	$—	$2,118	$33,468	$(9,760)	$(35,924)	$1,895	$(8,203)
Net earnings			2,233			113	2,346
Other comprehensive earnings (losses), net of income taxes				717		(68)	649
Issuance of stock awards		47			3		50
Dividends declared ($1.25 per share)			(1,946)				(1,946)
Payments to noncontrolling interests						(156)	(156)
Balances, June 30, 2022	$—	$2,165	$33,755	$(9,043)	$(35,921)	$1,784	$(7,260)

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

In the third quarter of 2021, PMI acquired Fertin Pharma A/S, Vectura Group plc. and OtiTopic, Inc. On March 31, 2022, PMI launched a new Wellness and Healthcare business consolidating these entities, Vectura Fertin Pharma. The operating results of this business are reported in the Wellness and Healthcare segment (formerly the Other category). For further details, see Note 2. Acquisitions and Note 9. Segment Reporting.

Certain prior years' amounts have been reclassified to conform with the current year's presentation. During the first quarter of 2022, one of Fertin Pharma's product lines was moved from the Wellness and Healthcare segment to the European Union segment (reduced-risk product category). For further details, see Note 6. Goodwill and Other Intangible Assets, net. The change did not have a material impact on PMI's consolidated financial position, results of operations or cash flows in any of the periods presented.

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

Fertin Pharma – On September 15, 2021, PMI acquired 100% of Fertin Pharma A/S (“Fertin Pharma”), a company based in Denmark. Fertin Pharma is a developer and manufacturer of pharmaceutical and well-being products based on oral and intra-oral delivery systems. The acquisition was funded with existing cash. The total consideration of $821 million (DKK 5.2 billion) included cash of $580 million and the payment of $241 million related to the settlement of Fertin Pharma’s indebtedness. The purchase price of $821 million was preliminarily allocated to cash ($24 million), current assets including receivables and inventories ($69 million), non-current assets including property, plant and equipment ($228 million), goodwill ($378 million), and other intangible assets ($245 million, which primarily consisted of customer relationships, developed technology, and in process research and development ("IPR&D")), partially offset by current liabilities ($44 million, which primarily consisted of accrued liabilities and accounts payable) and non-current liabilities ($79 million, primarily deferred income tax). Goodwill is primarily attributable to future growth opportunities provided by acquired R&D capabilities and any intangibles that did not qualify for separate recognition. The goodwill is not deductible for income tax purposes. The amortizable intangible assets are being amortized over their estimated useful lives of 8 to 19 years. During the six months ended June 30, 2022, PMI did not record any measurement period adjustments to the preliminary purchase price allocation. The purchase price allocation is preliminary and continues to be subject to refinement.

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

The total purchase price of $1,384 million (GBP 1.0 billion) for 100% of the Vectura shares was preliminarily allocated to cash ($136 million), current assets including receivables and inventories ($89 million), non-current assets including property, plant and equipment ($67 million), goodwill ($590 million), and other intangible assets ($719 million, which primarily consisted of developed technology, and IPR&D), partially offset by current liabilities ($100 million, primarily accrued liabilities), and non-current liabilities ($117 million, primarily deferred income tax). Goodwill is primarily attributable to future growth opportunities provided by acquired R&D capabilities and any intangibles that did not qualify for separate recognition. The goodwill is not deductible for income tax purposes. The amortizable intangible assets are being amortized over their estimated useful lives of 3 to 15 years. During the six months ended June 30, 2022, PMI did not record any measurement period adjustments to the preliminary purchase price allocation. PMI is still assessing information received, as of the acquisition date

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
and through the period ended June 30, 2022, relating to the valuation assumptions utilized for certain intangible assets of Vectura and expects to complete this process prior to the end of the measurement period in September 2022. This assessment may result in a measurement period reduction and/or impairment of these intangible assets.

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

As previously discussed in Note 1. Background and Basis of Presentation on March 31, 2022, PMI launched a new Wellness and Healthcare business, Vectura Fertin Pharma, which consolidates Fertin Pharma, Vectura and OtiTopic, Inc. into one operating segment.

Note 3. War in Ukraine:

In February 2022, the Russian Federation launched a military action against Ukraine. Since the onset of the war in Ukraine, PMI's main priority has been the safety and security of its more than 1,300 employees and their families in the country.
Ukraine

PMI temporarily suspended its operations in Ukraine, including the closing of its factory in Kharkiv at the end of February 2022. While the effects of the war are unpredictable and could trigger impairment reviews for long-lived assets, as of June 30, 2022, PMI is unable to estimate the information required to perform impairment analyses (i.e., forecast of revenues, manufacturing and commercial plans). PMI is not aware of any major damage to its production facilities, inventories or other assets in Ukraine. As a result, PMI has not recorded an impairment of long-lived assets. As of June 30, 2022, PMI’s Ukrainian operations had approximately $456 million in total assets, excluding intercompany balances. These total assets included $70 million, $304 million and $41 million in receivables, inventories and property, plant and equipment, respectively.

Russia

PMI has suspended its planned investments in the Russian Federation including all new product launches and commercial, innovation, and manufacturing investments. PMI has also taken steps to scale down its manufacturing operations in Russia amid ongoing supply chain disruptions and the evolving regulatory environment and is working on options to exit the Russian market in an orderly manner. As a result of PMI continuing operations within Russia as of June 30, 2022, it has not recorded an impairment of long-lived and other assets. However, PMI recorded specific asset write downs as referred to in the table below. PMI’s Russian operations as of June 30, 2022 had approximately $2.5 billion in total assets, excluding intercompany balances. These total assets included $730 million, $679 million, $501 million and $161 million in receivables, inventories, property, plant and equipment and goodwill respectively. In addition, there was approximately $317 million of cumulative foreign currency translation losses reflected in accumulated other comprehensive losses in the condensed consolidated statement of stockholders’ equity as of June 30, 2022.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of June 30, 2022, PMI recorded in its condensed consolidated statements of earnings pre-tax charges related to circumstances driven by the war as follows:

(in millions)	For the Six Months Ended June 30, 2022			For the Three Months Ended June 30, 2022
	Cost of sales	Marketing, administration and research costs	Total	Cost of sales	Marketing, administration and research costs	Total
Ukraine [1]	$25	$26	$51	$14	$10	$24
Russia [2]	21	50	71	6	50	56
Total	$46	$76	$122	$20	$60	$80
1 The charges were primarily due to an inventory write down, additional allowance for receivables and the cost of PMI’s humanitarian efforts, which includes salary continuation for its employees.
2 The charges were primarily due to machinery and inventory write downs related to the commercial decisions noted above.

PMI will continue to monitor the situation as it evolves and will determine if further charges are needed.

Note 4. Stock Plans:

In May 2022, PMI’s shareholders approved the Philip Morris International Inc. 2022 Performance Incentive Plan (the “2022 Plan”). The 2022 Plan replaced the 2017 Performance Incentive Plan, and there will be no additional grants under the replaced plan. Under the 2022 Plan, PMI may grant to eligible employees restricted shares and restricted share units, performance-based cash incentive awards and performance-based equity awards. Up to 25 million shares of PMI’s common stock may be issued under the 2022 Plan. At June 30, 2022, shares available for grant under the 2022 Plan were 24,980,480.

In May 2017, PMI’s shareholders approved the Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors (the “2017 Non-Employee Directors Plan”). A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the 2017 Non-Employee Directors Plan. At June 30, 2022, shares available for grant under the plan were 894,346.

Restricted share unit (RSU) awards

During the six months ended June 30, 2022 and 2021, shares granted to eligible employees and the weighted-average grant date fair value per share related to RSU awards were as follows:

	Number of Shares Granted	Weighted-Average Grant Date Fair Value Per RSU Award Granted
2022	1,575,500	$ 104.99
2021	1,981,480	$ 81.91

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Compensation expense related to RSU awards was as follows:

Compensation Expense Related to RSU Awards
(in millions)	For the Six Months Ended June 30,	For the Three Months Ended June 30,
2022	$ 74	$ 35
2021	$ 73	$ 33

As of June 30, 2022, PMI had $224 million of total unrecognized compensation cost related to non-vested RSU awards. The cost is recognized over the original restriction period of the awards, which is typically three years after the date of the award, or upon death, disability or reaching the age of 58.

During the six months ended June 30, 2022, 1,508,880 RSU awards vested. The grant date fair value of all the vested awards was approximately $118 million. The total fair value of RSU awards that vested during the six months ended June 30, 2022 was approximately $165 million.

Performance share unit (PSU) awards

During the six months ended June 30, 2022 and 2021, PMI granted PSU awards to certain executives. The PSU awards require the achievement of certain performance metrics, which are predetermined at the time of grant, typically over a three-year performance cycle. The performance metrics for such PSU's granted during the six months ended June 30, 2022 consisted of PMI's Total Shareholder Return ("TSR") relative to a predetermined peer group and on an absolute basis (40% weight), PMI’s currency-neutral compound annual adjusted diluted earnings per share growth rate (30% weight), and a Sustainability Index, which consists of two drivers:

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

The performance metrics for such PSU's granted during the six months ended June 30, 2021 consisted of PMI's TSR relative to a predetermined peer group and on an absolute basis (40% weight), PMI’s currency-neutral compound annual adjusted diluted earnings per share growth rate (30% weight), and PMI’s performance against specific measures of PMI’s transformation, defined as net revenues from PMI's RRPs and any other non-combustible products as a percentage of PMI's total net revenues in the last year of the performance cycle (30% weight).

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

During the six months ended June 30, 2022 and 2021, shares granted to eligible employee and the grant date fair value per share related to PSU awards were as follows:

	Number of Shares Granted	Grant Date Fair Value Subject to Other Performance Metrics	Grant Date Fair Value Subject to TSR Performance Metric
		(Per Share)	(Per Share)
2022	451,790	$ 105.07	$ 143.94
2021	574,410	$ 81.86	$ 106.93

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
(b) Determined using the observed historical volatility.

Compensation expense related to PSU awards was as follows:

Compensation Expense Related to PSU Awards
(in millions)	For the Six Months Ended June 30,	For the Three Months Ended June 30,
2022	$ 31	$ 10
2021	$ 46	$ 34

As of June 30, 2022, PMI had $67 million of total unrecognized compensation cost related to non-vested PSU awards. The cost is recognized over the performance cycle of the awards, or upon death, disability or reaching the age of 58.

During the six months ended June 30, 2022, 669,960 PSU awards vested. The grant date fair value of all the vested awards was approximately $54 million. The total fair value of PSU awards that vested during the six months ended June 30, 2022 was approximately $74 million.

Note 5. Benefit Plans:

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

Pension and other employee benefit costs per the condensed consolidated statements of earnings consisted of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net pension costs (income)	$(49)	$(2)	$(24)	$(1)
Net postemployment costs	54	53	27	25
Net postretirement costs	4	4	2	3
Total pension and other employee benefit costs	$9	$55	$5	$27

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	Pension (1)
	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2022	2021	2022	2021
Service cost	$119	$147	$59	$72
Interest cost	38	25	18	12
Expected return on plan assets	(180)	(186)	(88)	(91)
Amortization:
Net loss	94	158	46	78
Prior service cost	(1)	1	—	—
Net periodic pension cost	$70	$145	$35	$71
(1) Primarily non-U.S. based defined benefit retirement plans.

Employer Contributions
PMI makes, and plans to make, contributions, to the extent that they are tax deductible and meet specific funding requirements of its funded pension plans. Employer contributions of $60 million, excluding refunds, were made to the pension plans during the six months ended June 30, 2022. During the second quarter of 2022, PMI received a cash refund of $123 million from one of its pension plans due to a change in discount rate and value of assets that resulted in the overfunding of the plan. Currently, PMI anticipates making additional contributions during the remainder of 2022 of approximately $53 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest and currency rates.

Note 6. Goodwill and Other Intangible Assets, net:

The movements in goodwill were as follows:

(in millions)	European Union	Eastern Europe	Middle East & Africa	South & Southeast Asia	East Asia & Australia	Americas	Wellness and Healthcare	Total
Balances, December 31, 2021	$1,397	$295	$79	$2,828	$539	$611	$931	$6,680
Changes due to:
Currency	(98)	(17)	(1)	(141)	(31)	8	(82)	(362)
Balances, June 30, 2022	$1,299	$278	$78	$2,687	$508	$619	$849	$6,318

At June 30, 2022, goodwill primarily reflects PMI’s business combinations in Colombia, Greece, Indonesia, Mexico, Pakistan, the Philippines and Serbia, as well as the preliminary purchase price allocation of Fertin Pharma A/S and Vectura Group plc., which were acquired in September 2021.

As discussed in Note 1. Background and Basis of Presentation, during the first quarter of 2022, one of Fertin Pharma's product lines was moved from the Wellness and Healthcare segment to the European Union segment. As a result, the December 31, 2021 opening goodwill balance in the table above included a reclassification of $24 million from the Wellness and Healthcare segment to the European Union segment.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Details of other intangible assets were as follows:

		June 30, 2022			December 31, 2021
(in millions)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizable intangible assets		$1,289		$1,289	$1,312		$1,312
Amortizable intangible assets:
Trademarks	11 years	1,159	$647	512	1,201	$639	562
Developed technology, including patents	12 years	820	98	722	859	63	796
Other(1)	11 years	226	93	133	238	90	148
Total other intangible assets		$3,494	$838	$2,656	$3,610	$792	$2,818
(1) Primarily includes distribution networks and customer relationships.

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia and Mexico, as well as the preliminary purchase price allocation associated with PMI's business combinations in 2021 (primarily in-process research and development). The decrease since December 31, 2021 was due to currency movements of ($23 million).

The decrease in the gross carrying amount of amortizable intangible assets from December 31, 2021, was mainly due to currency movements of ($94 million).

The change in the accumulated amortization from December 31, 2021, was mainly due to the 2022 amortization of $74 million, partially offset by currency movements of ($28 million).

Amortization expense for each of the next five years is estimated to be $145 million or less, assuming no additional transactions occur that require the amortization of intangible assets.

During the second quarter of 2022, PMI completed its annual review of goodwill and non-amortizable intangible assets for potential impairment, and no impairment charges were required as a result of this review. However, there are still risks related to PMI’s Russian reporting unit’s assets as the fair value of these assets is difficult to predict due to the volatility in foreign currency and commodity markets, supply chain, and current economic, political and social conditions. For more information see Note 3. War in Ukraine. Each of PMI’s reporting units had fair values substantially in excess of its carrying value with the exception of the Wellness and Healthcare reporting unit, which had less than 20% excess of fair value over its carrying value. The Wellness and Healthcare reporting unit's fair value was determined using the discounted cash flow model. PMI will continue to monitor this reporting unit as any changes in assumptions, estimates or market factors could result in a future impairment. For information regarding PMI’s developed technology definite-lived intangible assets see Note 2. Acquisitions.

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

PMI uses deliverable and non-deliverable forward foreign exchange contracts, foreign currency swaps and foreign currency options, collectively referred to as foreign exchange contracts ("foreign exchange contracts"), and interest rate contracts to mitigate its exposure to changes in exchange and interest rates from third-party and intercompany actual and forecasted transactions. Both foreign exchange contracts and interest rate contracts are collectively referred to as derivative contracts ("derivative contracts"). The primary currencies to which PMI is exposed include the Euro, Indonesian rupiah, Japanese yen, Mexican peso, Philippine peso, Russian ruble and Swiss franc. At June 30, 2022, PMI had contracts with aggregate notional amounts of $29.1 billion of which $5.0 billion related to cash flow hedges, $6.7 billion related to hedges of net investments in foreign operations, $1.0 billion related to fair value hedges and $16.4 billion related to other derivatives that primarily offset currency exposures on intercompany financing and anticipated acquisition related transactions.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair value of PMI’s derivative contracts included in the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, were as follows:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
		At	At		At	At
(in millions)	Balance Sheet Classification	June 30, 2022	December 31, 2021	Balance Sheet Classification	June 30, 2022	December 31, 2021
Derivative contracts designated as hedging instruments	Other current assets	$388	$173	Other accrued liabilities	$8	$34
	Other assets	297	22	Income taxes and other liabilities	75	190
Derivative contracts not designated as hedging instruments	Other current assets	111	37	Other accrued liabilities	151	75
	Other assets	4	—	Income taxes and other liabilities	19	—
Total gross amount derivatives contracts presented in the condensed consolidated balance sheets		$800	$232		$253	$299
Gross amounts not offset in the condensed consolidated balance sheets
Financial instruments		(148)	(126)		(148)	(126)
Cash collateral received/pledged		(636)	(93)		(68)	(151)
Net amount		$16	$13		$37	$22

PMI assesses the fair value of its foreign exchange contracts and interest rate contracts using standard valuation models that use, as their basis, readily observable market inputs. The fair value of PMI’s foreign exchange forward contracts, foreign currency swaps and interest rate contracts is determined by using the prevailing foreign exchange spot rates and interest rate differentials, and the respective maturity dates of the instruments. The fair value of PMI’s currency options is determined by using a Black-Scholes methodology based on foreign exchange spot rates and interest rate differentials, currency volatilities and maturity dates. PMI’s derivative contracts have been classified within Level 2 at June 30, 2022 and December 31, 2021.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
For the six months ended June 30, 2022 and 2021, PMI's derivative contracts impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Six Months Ended June 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) on Derivatives	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Earnings
	2022	2021		2022	2021	2022	2021
Derivative contracts designated as hedging instruments:
Cash flow hedges	$355	$89
			Net revenues	$81	$17
			Cost of sales	—	—
			Marketing, administration and research costs	(10)	(12)
			Interest expense, net	(7)	(7)
Fair value hedges			Interest expense, net			$(57)	$—
Net investment hedges (a)	530	192	Interest expense, net (b)			68	82
Derivative contracts not designated as hedging instruments:			Interest expense, net			43	25
			Marketing, administration and research costs (c)			65	196
Total	$885	$281		$64	$(2)	$119	$303

(a) Amount of gains (losses) on hedges of net investments principally related to changes in exchange and interest rates between the Euro and U.S. dollar.
(b) Represent the gains for amounts excluded from the effectiveness testing
(c) The gains (losses) from these contracts attributable to changes in foreign currency exchange rates are primarily offset by the (losses) and gains generated by the underlying intercompany and third-party loans being hedged

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the three months ended June 30, 2022 and 2021, PMI's derivative contracts impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Three Months Ended June 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) on Derivatives	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Earnings
	2022	2021		2022	2021	2022	2021
Derivative contracts designated as hedging instruments:
Cash flow hedges	$225	$(1)
			Net revenues	$64	$17
			Cost of sales	—	—
			Marketing, administration and research costs	(7)	6
			Interest expense, net	(4)	(4)
Fair value hedges			Interest expense, net			$(20)	$—
Net investment hedges (a)	425	(126)	Interest expense, net (b)			35	40
Derivative contracts not designated as hedging instruments:			Interest expense, net			35	14
			Marketing, administration and research costs (c)			66	(91)
Total	$650	$(127)		$53	$19	$116	$(37)

(a) Amount of gains (losses) on hedges of net investments principally related to changes in exchange and interest rates between the Euro and U.S. dollar
(b) Represent the gains for amounts excluded from the effectiveness testing
(c) The gains (losses) from these contracts attributable to changes in foreign currency exchange rates are primarily offset by the (losses) and gains generated by the underlying intercompany and third-party loans being hedged

Cash Flow Hedges

PMI has entered into derivative contracts to hedge the foreign currency exchange and interest rate risks related to certain forecasted transactions. Gains and losses associated with qualifying cash flow hedge contracts are deferred as components of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. As of June 30, 2022, PMI has hedged forecasted transactions for periods not exceeding the next eighteen months with the exception of one derivative contract that expires in May 2024. The impact of these hedges is primarily included in operating cash flows on PMI’s condensed consolidated statements of cash flows.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Fair Value Hedges

PMI has entered into fixed-to-floating interest rate contracts, designated as fair value hedges to minimize exposure to changes in the fair value of fixed rate U.S. dollar-denominated debt that results from fluctuations in benchmark interest rates. For derivative contracts that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged items attributable to the hedged risk, is recognized in current earnings. The carrying amount of the debt hedged, which includes the cumulative adjustment for fair value gains/losses, as of June 30, 2022 was $938 million, and is recorded in long-term debt in the condensed consolidated balance sheets. The cumulative amount of fair value gains/(losses) included in the carrying amount of the debt hedged was $56 million as of June 30, 2022.

Hedges of Net Investments in Foreign Operations

PMI designates derivative contracts and certain foreign currency denominated debt instruments as net investment hedges, primarily of its Euro net assets. For the six months ended June 30, 2022 and 2021, the amount of pre-tax gain/(loss) related to these debt instruments, that was reported as a component of accumulated other comprehensive losses within currency translation adjustments, was $258 million and $110 million, respectively. For the three months ended June 30, 2022 and 2021, the amount of pre-tax gain/(loss) related to these debt instruments, that was reported as a component of accumulated other comprehensive losses within currency translation adjustments, was $192 million and $(71) million, respectively. The premiums paid for, and settlements of, net investment hedges are included in investing cash flows on PMI’s condensed consolidated statements of cash flows.

Other Derivatives

PMI has entered into derivative contracts to hedge the foreign currency exchange and interest rate risks related to intercompany loans between certain subsidiaries, third-party loans and anticipated acquisition related transactions. While effective as economic hedges, no hedge accounting is applied for these contracts; therefore, the gains (losses) relating to these contracts are reported in PMI’s condensed consolidated statements of earnings. Acquisition related transactions are included in investing cash flows on PMI’s condensed consolidated statements of cash flows.

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses

Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2022	2021	2022	2021
Gain/(loss) as of beginning of period	$4	$(85)	$105	$12
Derivative (gains)/losses transferred to earnings	(55)	2	(46)	(19)
Change in fair value	301	77	191	1
Gain/(loss) as of June 30,	$250	$(6)	$250	$(6)

At June 30, 2022, PMI expects $141 million of derivative gains that are included in accumulated other comprehensive losses to be reclassified to the condensed consolidated statement of earnings within the next 12 months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.
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
Other Investments

A PMI investment, which is comprised primarily of money market funds, has been classified within Level 1 and had a fair value of $94 million at June 30, 2022. For the six months and three months ended June 30, 2022, the unrealized pre-tax gains on these investments were immaterial.

Note 8. Earnings Per Share:
Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2022	2021	2022	2021
Net earnings attributable to PMI	$4,564	$4,590	$2,233	$2,172
Less distributed and undistributed earnings attributable to share-based payment awards	13	14	7	6
Net earnings for basic and diluted EPS	$4,551	$4,576	$2,226	$2,166
Weighted-average shares for basic EPS	1,550	1,558	1,551	1,558
Plus contingently issuable performance stock units (PSUs)	2	2	1	2
Weighted-average shares for diluted EPS	1,552	1,560	1,552	1,560

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and therefore are included in PMI’s earnings per share calculation pursuant to the two-class method.

For the 2022 and 2021 computations, there were no antidilutive stock awards.

Note 9. Segment Reporting:

PMI’s subsidiaries and affiliates are primarily engaged in the manufacture and sale of cigarettes and RRPs, including heat-not-burn, vapor and oral nicotine products, in markets outside of the United States of America. PMI's segments are generally organized by geographic region and managed by segment managers who are responsible for the operating and financial results of the regions inclusive of combustible and reduced-risk product categories sold in the region. PMI currently has six geographical segments: the European Union; Eastern Europe; Middle East & Africa; South & Southeast Asia; East Asia & Australia; and Americas; as well as the Wellness and Healthcare segment. The Wellness and Healthcare segment consists of the operating results of PMI's new business, Vectura Fertin Pharma. For further details, see Note 2. Acquisitions. PMI records net revenues and operating income to its geographical segments based upon the geographic area in which the customer resides.

PMI’s chief operating decision maker evaluates geographical segment performance and allocates resources based on regional operating income, which includes results from all product categories sold in each region. Business operations in the Wellness and Healthcare segment are managed and evaluated separately.

PMI disaggregates its net revenue from contracts with customers by both geographic location and product category for each of PMI's six geographical segments. For the new Wellness and Healthcare business, Vectura Fertin Pharma discussed above, net revenues from contracts with customers are included in the Wellness and Healthcare segment. PMI believes this best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Segment data were as follows:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2022	2021	2022	2021
Net revenues:
European Union	$6,155	$6,058	$3,143	$3,149
Eastern Europe	1,624	1,691	898	895
Middle East & Africa	1,997	1,361	1,006	560
South & Southeast Asia	2,157	2,219	1,034	1,046
East Asia & Australia	2,610	2,986	1,206	1,514
Americas	893	864	469	430
Wellness and Healthcare	142	—	76	—
Net revenues	$15,578	$15,179	$7,832	$7,594
Operating income (loss):
European Union	$3,046	$3,131	$1,519	$1,641
Eastern Europe	435	575	291	314
Middle East & Africa	1,019	351	498	16
South & Southeast Asia	751	860	306	331
East Asia & Australia	917	1,410	346	715
Americas	251	246	130	112
Wellness and Healthcare	(65)	—	(34)	—
Operating income	$6,354	$6,573	$3,056	$3,129

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
PMI's net revenues by product category were as follows:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2022	2021	2022	2021
Net revenues:
Combustible products:
European Union	$3,763	$4,113	$1,954	$2,162
Eastern Europe	1,042	1,047	585	555
Middle East & Africa	1,862	1,307	933	527
South & Southeast Asia	2,147	2,216	1,029	1,045
East Asia & Australia	1,129	1,259	528	611
Americas	876	840	460	418
Total combustible products	$10,819	$10,781	$5,489	$5,318
Reduced-risk products:
European Union	$2,392	$1,945	$1,189	$987
Eastern Europe	582	644	313	340
Middle East & Africa	135	54	73	33
South & Southeast Asia	10	3	5	1
East Asia & Australia	1,481	1,727	678	903
Americas	17	24	9	12
Total reduced-risk products	$4,617	$4,398	$2,267	$2,276
Wellness and Healthcare:
Wellness and Healthcare	$142	$—	$76	$—
Total PMI net revenues	$15,578	$15,179	$7,832	$7,594
Note: Sum of product categories or Regions might not foot to total PMI due to roundings.

Items affecting the comparability of results from operations were as follows:

•Charges related to the war in Ukraine - See Note 3. War in Ukraine for details of the $122 million and $80 million pre-tax charges in the Eastern Europe segment for the six months and three months ended June 30, 2022, respectively.
•Saudi Arabia customs assessments - See Note 10. Contingencies for the details of the $246 million reduction in net revenues of combustible products included in the Middle East & Africa segment for the six months and three months ended June 30, 2021.
•Asset impairment and exit costs - See Note 17. Asset Impairment and Exit Costs for details of the $127 million and $79 million pre-tax charge and a breakdown of these costs by segment for the six months and three months ended June 30, 2021, respectively.

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

Net revenues related to wellness and healthcare products primarily consist of operating revenues generated from the sale of inhaled therapeutics, and oral and intra-oral delivery systems that are included in the operating results of PMI's new Wellness and Healthcare business, Vectura Fertin Pharma.

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
We and our subsidiaries record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, except as stated otherwise in this Note 10. Contingencies, while it is reasonably possible that an unfavorable outcome in a case may occur, after assessing the information available to it (i) management has not concluded that it is probable that a loss has been incurred in any of the pending tobacco-related cases; (ii) management is unable to estimate the possible loss or range of loss for any of the pending tobacco-related cases; and (iii) accordingly, no estimated loss has been accrued in the consolidated financial statements for unfavorable outcomes in these cases, if any. Legal defense costs are expensed as incurred.
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

Stayed Litigation — Canada

Smoking and Health Litigation — Canada

In the first class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI-Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, RBH and other Canadian cigarette manufacturers (Imperial Tobacco Canada Ltd. and JTI-Macdonald Corp.) are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, sought compensatory and punitive damages for each member of the class who suffers allegedly from certain smoking-related diseases. The class was certified in 2005. The trial court issued its judgment on May 27, 2015. The trial court found RBH and two other Canadian manufacturers liable and found that the class members’ compensatory damages totaled approximately CAD 15.5 billion, including pre-judgment interest (approximately $12 billion). The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion, including pre-judgment interest (approximately $2.4 billion)). In addition, the trial court awarded CAD 90,000 (approximately $69,700) in punitive damages, allocating CAD 30,000 (approximately $23,200) to RBH. The trial court estimated the disease class at 99,957 members. RBH appealed to the Court of Appeal of Quebec. In October 2015, the Court of Appeal ordered RBH to furnish security totaling CAD 226 million (approximately $175 million) to cover both the Létourneau and Blais cases, which RBH has paid in installments through March 2017. The Court of Appeal ordered Imperial Tobacco Canada Ltd. to furnish security totaling CAD 758 million (approximately $586 million) in installments through June 2017. JTI Macdonald Corp. was not required to furnish security in accordance with plaintiffs’ motion. The Court of Appeal ordered that the security is payable upon a final judgment of the Court of Appeal affirming the trial court’s judgment or upon further order of the Court of Appeal.

On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court’s findings of liability and the compensatory and punitive damages award while reducing the total amount of compensatory damages to approximately CAD 13.5 billion including interest (approximately $10.5 billion) due to the trial court’s error in the calculation of interest. The compensatory damages award is on a joint and several basis with an allocation of 20% to RBH (approximately CAD 2.7 billion, including pre-judgment interest (approximately $2.1 billion)). The Court of Appeal upheld the trial court’s findings that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking and by conspiring to prevent consumers from learning of the dangers of smoking. The Court of Appeal further held that the plaintiffs either need not prove, or had adequately proven, that these faults were a cause of the class members’ injuries. In accordance with the judgment, defendants were required to deposit their respective portions of the damages awarded in both the Létourneau case described below and the Blais case, approximately CAD 1.1 billion (approximately $852 million), into trust accounts within 60 days. RBH’s share of the deposit was approximately CAD 257 million (approximately $194 million). PMI recorded a pre-tax charge of $194 million in its consolidated results, representing $142 million net of tax, as tobacco litigation-related expense, in the first quarter of 2019. The charge reflects PMI’s assessment of the portion of the judgment that represents probable and estimable loss prior to the deconsolidation of RBH and corresponds to the trust account deposit required by the judgment.

In the second class action pending in Canada, Cecilia Létourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI-Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, RBH and other Canadian cigarette manufacturers (Imperial Tobacco Canada Ltd. and JTI-Macdonald Corp.) are defendants.  The plaintiff, an individual smoker, sought compensatory and punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005. The trial court issued its judgment on May 27, 2015. The trial court found RBH and two other Canadian manufacturers liable and awarded a total of CAD 131 million (approximately $101 million) in punitive damages, allocating CAD 46 million (approximately $35.6 million) to RBH. The trial court estimated the size of the addiction class at 918,000

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
members but declined to award compensatory damages to the addiction class because the evidence did not establish the claims with sufficient accuracy. The trial court found that a claims process to allocate the awarded punitive damages to individual class members would be too expensive and difficult to administer. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court’s findings of liability and the total amount of punitive damages awarded allocating CAD 57 million including interest (approximately $44 million) to RBH. See the Blais description above and Item 8, Note 20. Deconsolidation of RBH in PMI's Annual Report on Form 10-K for the year ended December 31, 2021 for further detail concerning the security order pertaining to both Létourneau and Blais cases and the impact of the decision on PMI’s financial statements.

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
__________
The table below lists the number of tobacco-related cases pertaining to combustible products pending against us and/or our subsidiaries or indemnitees as of June 30, 2022, and June 30, 2021:¹

Type of Case	Number of Cases Pending as of June 30, 2022	Number of Cases Pending as of June 30, 2021
Individual Smoking and Health Cases	40	44
Smoking and Health Class Actions	9	9
Health Care Cost Recovery Actions	17	17
Label-Related Class Actions	—	—
Individual Label-Related Cases	5	4
Public Civil Actions	1	2

Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 526 Smoking and Health, Label-Related, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Fourteen cases have had decisions in favor of plaintiffs. Ten of these cases have subsequently reached final resolution in our favor and four remain on appeal.

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
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Blais class on liability and found the class members’ compensatory damages totaled approximately CAD 15.5 billion (approximately $12 billion), including pre-judgment interest. The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion including pre-judgment interest (approximately $2.4 billion)). The trial court awarded CAD 90,000 (approximately $69,700) in punitive damages, allocating CAD 30,000 (approximately $23,200) to our subsidiary. The trial court ordered defendants to pay CAD 1 billion (approximately $774 million) of the compensatory damage award, CAD 200 million (approximately $155 million) of which is our subsidiary’s portion, into a trust within 60 days.

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
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Létourneau class on liability and awarded a total of CAD 131 million (approximately $101 million) in punitive damages, allocating CAD 46 million (approximately $35.6 million) to RBH. The trial court ordered defendants to pay the full punitive damage award into a trust within 60 days. The court did not order the payment of compensatory damages.

In June 2015, RBH commenced the appellate process with the Court of Appeal of Quebec. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court's decision. (See “Stayed Litigation — Canada” for further detail.)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
August 5, 2016	Argentina/Hugo Lespada	Individual Action
On August 5, 2016, the Civil Court No. 14 - Mar del Plata, issued a verdict in favor of plaintiff, an individual smoker, and awarded him ARS 110,000 (approximately $848), plus interest, in compensatory and moral damages. The trial court found that our subsidiary failed to warn plaintiff of the risk of becoming addicted to cigarettes.

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
On June 17, 2021, the Civil Court No. 9 - Mar del Plata, issued a verdict in favor of plaintiff, an individual smoker, and awarded her smoking cessation treatments, ARS 150,000 (approximately $1,157), in compensatory and moral damages, and ARS 4,000,000 (approximately $30,848) in punitive damages, plus interest and costs. The trial court found that our subsidiary failed to warn plaintiff of the risk of becoming addicted to cigarettes.

On July 2, 2021, our subsidiary filed its notice of appeal. In addition, plaintiff filed an appeal challenging the dismissal of the claim for psychological damages. As required by local law, our subsidiary deposited the damages awarded, plus interest and costs, in total ARS 6,114,428 (approximately $47,154), into a court escrow account. Our subsidiary challenged the amount determined by the court. The Civil and Commercial Court of Appeals of Mar del Plata granted our subsidiary's challenge to the escrow amount determined by the trial court. As a result, on December 16, 2021, ARS 893,428 (approximately $6,890) was returned to our subsidiary. If our subsidiary ultimately prevails, the remaining deposited amounts will be returned to our subsidiary. On May 31, 2022, the Civil and Commercial Court of Appeals of Mar del Plata ruled that the statute of limitations barred plaintiff's claim and reversed the trial court's decision. On June 15, 2022, plaintiff filed an extraordinary appeal.

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
As of June 30, 2022, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•40 cases brought by individual plaintiffs in Argentina (31), Brazil (1), Canada (2), Chile (2), the Philippines (1), Turkey (1) and Scotland (1), as well as 1 case brought by an individual plaintiff in the United States District Court for the District of Oregon in May 2021 (See information regarding the provisions of the 2008 Share Distribution Agreement between PMI and Altria that provide for indemnities to PMI for certain liabilities concerning tobacco

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
products under the caption "Tobacco-Related Litigation" described above), compared with 44 such cases on June 30, 2021; and
•9 cases brought on behalf of classes of individual plaintiffs, compared with 9 such cases on June 30, 2021.

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
As of June 30, 2022, there were 17 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Brazil (1), Canada (10), Korea (1) and Nigeria (5), compared with 17 such cases on June 30, 2021.

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

In the health care cost recovery case in Korea, the National Health Insurance Service v. KT&G, et. al., filed April 14, 2014, our subsidiary and other Korean manufacturers are defendants. Plaintiff alleges that defendants concealed the health hazards of smoking, marketed to youth, added ingredients to make their products more harmful and addictive, and misled consumers into believing that Lights cigarettes are safer than regular cigarettes. The National Health Insurance Service seeks to recover damages allegedly incurred in treating 3,484 patients with small cell lung cancer, squamous cell lung cancer, and squamous cell laryngeal cancer from 2003 to 2012. The trial court dismissed the case in its entirety on November 20, 2020. The Appellate court granted the Plaintiff a de novo appeal in 2021 and determined that the appellate proceedings will take place in stages: wrongful conduct/product defect allegations first, then causation and finally issues such as standing/direct action.

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

As of June 30, 2022, there were 5 label-related cases brought by individual plaintiffs in Italy (1) and Chile (4) pending against our subsidiaries, compared with 4 such cases on June 30, 2021.

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

As of June 30, 2022, there was 1 public civil action pending against our subsidiary in Venezuela (1), compared with 2 such cases on June 30, 2021.

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

Other Litigation

The Department of Special Investigations of the government of Thailand ("DSI") conducted an investigation into alleged underpayment by our subsidiary, Philip Morris (Thailand) Limited ("PM Thailand"), of customs duties and excise taxes relating to imports from the Philippines covering the period 2003-2007. On January 18, 2016, the Public Prosecutor filed charges against our subsidiary and seven former and current employees in the Bangkok Criminal Court alleging that PM Thailand and the individual defendants jointly and with the intention to defraud the Thai government, under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries of cigarettes from the Philippines during the period of July 2003 to June 2006. The government sought a fine of approximately THB 80.8 billion (approximately $2.2 billion). In May 2017, Thailand enacted a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies. Trial in the case began in November 2017 and concluded in September 2019. In November 2019, the trial court found our subsidiary guilty of under-declaration of the prices and imposed a fine of approximately THB 1.2 billion (approximately $33 million). The trial court dismissed all charges against the individual defendants. In December 2019, as required by the Thai law, our subsidiary paid the fine. This payment is included in other assets on the condensed consolidated balance sheets and negatively impacted net cash provided by operating activities in the condensed consolidated statements of cash flows in the period of payment. Our subsidiary filed an appeal of the trial court's decision. In addition, the Public Prosecutor filed an appeal of the trial court's decision challenging the dismissal of charges against the individual defendants and the amount of the fine imposed. If our subsidiary ultimately prevails on appeal, then Thailand will be required to return this payment to our subsidiary. The appellate court issued its decision on the appeals on June 1, 2022. The appellate court affirmed the findings of under-declaration of import prices of cigarettes but reduced the fine to approximately THB 122 million (approximately $3.3 million) finding the trial court erred in its calculation of the under-declaration and fine. The appellate court affirmed the acquittals of the individual defendants. Both the Public Prosecutor and our subsidiary may appeal the decision to the Supreme Court of Thailand.

The DSI also conducted an investigation into alleged underpayment by PM Thailand of customs duties and excise taxes relating to imports from Indonesia covering the period 2000-2003. On January 26, 2017, the Public Prosecutor filed charges against PM Thailand and its former Thai employee in the Bangkok Criminal Court alleging that PM Thailand and its former employee jointly and with the intention to defraud the Thai government under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries during the period from January 2002 to July 2003. The government is seeking a fine of approximately THB 19.8 billion (approximately $539 million). In May 2017, Thailand enacted a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law, and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and a Thai court. Trial in the case began in November 2018 and concluded in December 2019. In March 2020, the trial court found our subsidiary guilty of under-declaration of the prices and imposed a fine of approximately THB 130 million (approximately $3.5 million). The trial court dismissed all charges against the individual defendant. In April 2020, as required by Thai law, our subsidiary paid the fine. This payment is included in other assets on the condensed consolidated balance sheets and negatively impacted net cash provided by operating activities in the condensed consolidated statements of cash flows in the period of payment. Our subsidiary filed an appeal of the trial court's decision. In addition, the Public Prosecutor filed an appeal of the trial court's decision challenging the dismissal of charges against the individual defendant and the amount of the fine imposed. If our subsidiary ultimately prevails on appeal, then Thailand will be required to return this payment to our subsidiary. The appellate court is scheduled to issue its decision on the appeals on August 30, 2022.

The South Korean Board of Audit and Inspection (“BAI”) conducted an audit of certain Korean government agencies and the tobacco industry into whether inventory movements ahead of the January 1, 2015 increase of cigarette-related taxes by tobacco companies, including Philip Morris Korea Inc. ("PM Korea"), our South Korean subsidiary, were in compliance with South Korean tax laws.  In November 2016, the tax authorities completed their audit and assessed allegedly underpaid taxes and penalties.  In order to avoid nonpayment financial costs, PM Korea paid approximately KRW 272 billion (approximately $207

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
million), of which KRW 100 billion (approximately $76 million) was paid in 2016 and KRW 172 billion (approximately $131 million) was paid in the first quarter of 2017.  These paid amounts are included in other assets in the condensed consolidated balance sheets and negatively impacted net cash provided by operating activities in the condensed consolidated statements of cash flows in the period of payment.  PM Korea appealed the assessments. In January 2020, a trial court ruled that PM Korea did not underpay taxes in the amount of approximately KRW 218 billion (approximately $166 million). The tax authorities appealed this decision to the appellate court. In September 2020, the appellate court upheld the trial court's decision. The tax authorities have appealed to the Supreme Court of South Korea. In June 2020, another trial court ruled that PM Korea did not underpay approximately KRW 54 billion (approximately $41 million) of alleged underpayments. The government agencies appealed this decision. In January 2021, the appellate court upheld the trial court's decision. The government agencies appealed to the Supreme Court of South Korea. If the tax authorities and government agencies ultimately lose, then they would be required to return the paid amounts to PM Korea.

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

In April 2020, affiliates of British American Tobacco plc (“BAT”) commenced patent infringement proceedings, RAI Strategic Holdings, Inc., et al. v. Altria Client Services LLC, et al.,  in the federal court in the Eastern District of Virginia, where PMI's subsidiary, Philip Morris Products S.A., as well as Altria Group, Inc.'s subsidiaries, are defendants. Plaintiffs seek damages and injunctive relief against the commercialization of the Platform 1 blade products in the United States.  In April 2020, BAT affiliates filed a complaint against PMI, Philip Morris Products S.A., Altria Group, Inc., and its subsidiaries before the International Trade Commission ("ITC"). Plaintiffs seek an order to prevent the importation of Platform 1 products into the United States. The ITC evidentiary hearing closed on February 1, 2021. On May 14, 2021, the administrative law judge issued an Initial and Recommended Determination ("ID/RD") finding that the Platform 1 blade products infringe two of the three patents asserted by Plaintiffs, recommending that the ITC issue a Limited Exclusion order against infringing products, and

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
recommending against a cease-and-desist, as well as recommending against a bond pending Presidential review of the ITC's Final Determination ("FD"). Defendants and Plaintiffs filed separate Petitions for Review with the ITC of the ID on May 28, 2021; on July 27, 2021, the ITC granted each of the petitions in part, deciding to review certain issues in the ID. Plaintiffs and Defendants also submitted brief statements of the public interest factors in issue to the ITC on June 15, 2021. On September 29, 2021, the ITC issued its FD finding a violation of section 337 of the U.S. Tariff Act and issued (a) a limited exclusion order against Philip Morris Products S.A., prohibiting, inter alia, the importation of Platform 1 product and infringing components; and (b) a cease-and-desist order against Altria Client Services, LLC and its affiliate prohibiting, inter alia, sales of imported Platform 1 products. The ITC predicated the orders on its finding that Platform 1 blade products infringe two patents owned by a BAT affiliate. The ITC also found that Platform 1 blade products do not infringe a third patent owned by a BAT affiliate. The ITC further held that there were insufficient concerns over public interest to prevent the issuance of remedial orders. Following the Presidential Review period, the orders became effective and Defendants filed a petition for review of the FD with the U.S. Court of Appeals for the Federal Circuit. Defendants also filed motions in the ITC and Federal Circuit for a stay of the orders pending disposition of the appeal; the ITC denied the motion on January 20, 2022 and the Federal Circuit denied the motion on January 25, 2022. We estimate that an adverse ruling is probable due to our inability to import the products and components impacted by the ITC's FD with immaterial financial impact. In the Eastern District of Virginia case, the defendants also counterclaimed that BAT infringed their patents relating to certain e-vapor products, seeking damages for, and injunctive relief against, the commercialization of these products by BAT. The trial of Defendant PMPSA’s counterclaims took place from June 8-14, 2022 and, on June 15, 2022, the jury returned a verdict for PMPSA awarding approximately $10.8 million in damages for infringement up to December 31, 2021 of two PMPSA patents by BAT’s affiliate and two of BAT’s e-vapor products; the jury also found BAT’s affiliate did not infringe one of the two PMPSA patents and that the BAT affiliates had failed to prove one of the two PMPSA patents was invalid. PMPSA's motion for an injunction or, in the alternative, an ongoing royalty is due by August 12, 2022. Upon petition of Philip Morris Products S.A., the Patent Trial and Appeal Board ("PTAB") of the United States Patent and Trademark Office has instituted review of certain claims pertaining to four of the six patents asserted by BAT affiliates in both proceedings. On January 11, 2022, PTAB issued its final decision on one of the two patents underlying the ITC's FD, invalidating all challenged claims of BAT's patent. On March 30, 2022, PTAB issued its final decision on the second of the two patents underlying the ITC's FD, finding the challenged claims patentable. The parties have filed appeals of these PTAB results to the U.S. Court of Appeals for the Federal Circuit. On July 21, 2022, PMPSA filed a Request for Rehearing of PTAB's November 2020 decision not to institute review of certain claims in the second of the two patents underlying the ITC's FD.

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

In September 2020, BAT’s affiliates commenced patent infringement and unfair competition proceedings, RAI Strategic Holdings, Inc., et al. v. Philip Morris Products S.A., et al., against Philip Morris Products S.A. and PMI’s Italian subsidiaries, Philip Morris Manufacturing & Technology Bologna S.p.A. and Philip Morris Italia S.r.l., in the Court of Milan, Italy. Plaintiffs seek damages, as well as injunctive relief against the manufacture in Italy of the Platform 1 blade heated tobacco units allegedly infringing the asserted patents and the commercialization of the Platform 1 blade products in Italy. As part of this proceeding, in October 2020, BAT’s affiliates filed a request based on one of the two asserted patents seeking preliminary injunctive relief against the manufacture and commercialization of the Platform 1 blade products in Italy. In July 2022, the court dismissed plaintiffs’ request for preliminary injunction in its entirety. Plaintiffs may appeal.

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

In March 2021, BAT’s affiliates commenced patent infringement proceedings, RAI Strategic Holdings, Inc., et al. v. Philip Morris Korea, Co., Ltd., against PM Korea in the Seoul Central District Court. Plaintiffs seek damages and injunctive relief

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
against the commercialization of the Platform 1 blade heated tobacco units in South Korea. On May 30, 2022, the Korean Patent Office issued a decision that all of the challenged claims in the patent asserted by Plaintiffs are invalid; Plaintiffs may appeal this decision.

In July, 2021, Philip Morris Products, S.A. filed a claim at the High Court of Justice of England and Wales against BAT affiliates Nicoventures Trading Limited and British American Tobacco (Investments) Limited seeking revocation of the UK parts of two BAT European patents. In January 2022, the court ordered that the trial of the action will be in September 2022, and the trial has subsequently been set to start on September 20, 2022. In March, the BAT affiliates stated that they would consent to revocation of one of the patents and filed a counterclaim against Philip Morris Products S.A. and Philip Morris Limited seeking from the court a declaration that the remaining BAT affiliate patent is infringed by Platform 1 induction products, as well as damages and injunctive relief against the commercialization of the Platform 1 induction products in the U.K.

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

Third-Party Guarantees

On October 17, 2020, Medicago Inc., an equity method investee of Philip Morris Investments B.V. (“PMIBV”), a PMI subsidiary, entered into a contribution agreement with the Canadian government (the “Contribution Agreement”) whereby the Canadian government agreed to contribute up to CAD 173 million (approximately $131 million on the date of signing) to Medicago Inc., to support its on-going COVID-19 vaccine development and clinical trials, and for the construction of its Quebec City manufacturing facility (the “Project”). On March 31, 2022, the Contribution Agreement was amended (the “Contribution Agreement Amendment”) to reflect an additional contribution from the Canadian government up to CAD 27 million (approximately $22 million on the date of signing) to Medicago Inc. for the construction of its Quebec City manufacturing facility. PMIBV and the majority shareholder of Medicago Inc. are also parties to the Contribution Agreement and the Contribution Agreement Amendment as guarantors of Medicago Inc.’s obligations thereunder on a joint and several basis (“Co-Guarantors”). The Co-Guarantors agreed to repay amounts contributed by the Canadian government plus interest, if Medicago Inc. fails to do so, and could be responsible for the costs of other Medicago’s obligations (such as the achievement of specific milestones of the Project). The maximum amount of these obligations is currently non-estimable. As of June 30, 2022, PMI has determined that these guarantees did not have a material impact on its condensed consolidated financial statements.

In connection with the Contribution Agreement, PMIBV and the majority shareholder of Medicago Inc. entered into a guarantors’ agreement that apportions Co-Guarantors’ obligations and limits those of PMIBV to its share of holdings in Medicago Inc. During 2022, Medicago Inc. initiated additional rounds of equity funding in which PMIBV did not participate. As a result, PMIBV’s share of holdings in Medicago Inc. was reduced from approximately 23% as of December 31, 2021 to approximately 21% as of June 30, 2022. The guarantees are in effect through March 31, 2026.

Note 11. Income Taxes:
Income tax provisions for jurisdictions outside the United States of America, as well as state and local income tax provisions, were determined on a separate company basis, and the related assets and liabilities were recorded in PMI’s condensed consolidated balance sheets.

PMI’s effective tax rates for the six months and three months ended June 30, 2022 were 20.0% and 20.3%, respectively. PMI's effective tax rates for the six months and three months ended June 30, 2021 were 21.7% and 22.0%, respectively. The effective tax rate for the six months ended June 30, 2022, was favorably impacted by a reduction in deferred tax liabilities related to pension plan assets ($40 million), as well as a decrease in deferred tax liabilities related to the fair value adjustment of equity securities held by PMI ($13 million). For further details, see Note 14. Related Parties - Equity Investments and Other. PMI estimates that its full-year 2022 effective tax rate will be 21% to 22%, excluding discrete tax events. Changes in currency exchange rates, earnings mix by taxing jurisdiction or future regulatory developments may have an impact on the effective tax

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
rates, which PMI monitors each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

PMI is regularly examined by tax authorities around the world and is currently under examination in a number of jurisdictions. The U.S. federal statute of limitations remains open for the years 2017 and onward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. In October 2021, a subsidiary of PMI in Indonesia, PT Hanjaya Mandala Sampoerna Tbk ("HMS"), received a tax assessment in the amount of 3.8 trillion Indonesian rupiah (approximately $260 million in the period of payment) primarily relating to corporate income taxes on domestic and other intercompany transactions for the years 2017 to 2019. HMS paid the assessment in the fourth quarter of 2021 in order to avoid potential penalties and filed an objection letter with the tax office in January 2022. The amount paid was included in other assets in PMI’s condensed consolidated balance sheets at June 30, 2022 and December 31, 2021, and negatively impacted net cash provided by operating activities in the consolidated statements of cash flows in the period of payment.

It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible change cannot be made at this time.

Note 12. Indebtedness:
Short-term Borrowings:
PMI's short-term borrowings, consisting of commercial paper and bank loans to certain PMI subsidiaries at June 30, 2022, and bank loans to certain PMI subsidiaries at December 31, 2021, had a carrying value of $1,558 million and $225 million, respectively. The fair values of PMI’s short-term borrowings, based on current market interest rates, approximate carrying value.

Long-term Debt:

At June 30, 2022 and December 31, 2021, PMI’s long-term debt consisted of the following:

(in millions)	June 30, 2022	December 31, 2021
U.S. dollar notes, 0.875% to 6.375% (average interest rate 3.261%), due through 2044	$18,853	$19,397
Foreign currency obligations:
Euro notes, 0.125% to 3.125% (average interest rate 1.995%), due through 2039	7,149	7,687
Swiss franc note, 1.625%, due 2024	263	273
Other (average interest rate 3.496%), due through 2029 (a)	229	224
Carrying value of long-term debt	26,494	27,581
Less current portion of long-term debt	4,149	2,798
	$22,345	$24,783
(a) Includes mortgage debt in Switzerland as well as $82 million and $71 million in finance leases at June 30, 2022 and December 31, 2021, respectively.

The fair value of PMI’s outstanding long-term debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. At June 30, 2022, the fair value of PMI's outstanding long-term debt, excluding the aforementioned finance leases, was as follows:

(in millions)	June 30, 2022
Level 1	$23,930
Level 2	153

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
For a description of the fair value hierarchy and the three levels of inputs used to measure fair values, see Item 8, Note 2. Summary of Significant Accounting Policies of PMI's Annual Report on Form 10-K for the year ended December 31, 2021.

Revolving Credit Facilities:

At June 30, 2022, PMI's total committed revolving credit facilities were as follows:

(in billions)

Type	Committed Revolving Credit Facilities
364-day revolving credit, expiring January 31, 2023	1.8
Multi-year revolving credit, expiring February 10, 2026 (1)	2.0
Multi-year revolving credit, expiring September 29, 2026 (2)	2.5
Total facilities	$6.3
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

At June 30, 2022, there were no borrowings under these committed revolving credit facilities, and the entire committed amounts were available for borrowing.

Financing of the Swedish Match Offer

In connection with PMI’s all-cash recommended public offer to the shareholders of Swedish Match AB ("Swedish Match"), a public limited liability company organized under the laws of Sweden, for all the outstanding shares of Swedish Match, on May 11, 2022, PMI entered into a credit agreement relating to a 364-day senior unsecured bridge facility. The facility provided for borrowings up to an aggregate principal amount of $17 billion, expiring 364 days after the occurrence of certain events unless extended. On June 23, 2022, PMI entered into a new €5.5 billion (approximately $5.8 billion at the date of signing) senior unsecured term loan credit agreement consisting of a €3.0 billion (approximately $3.2 billion at the date of signing) tranche expiring three years after the occurrence of certain events and a €2.5 billion (approximately $2.6 billion at the date of signing) tranche expiring on June 23, 2027. In connection with the term loan facility, the aggregate principal amount of commitments under the 364-day senior unsecured bridge facility was reduced from $17 billion to $11 billion. As of June 30, 2022, there were no borrowings under these two facilities. If drawn upon, the proceeds under the bridge facility and the term loan facility will be used, directly or indirectly, to finance the offer, including, the payment of related fees and expenses.

Note 13. Accumulated Other Comprehensive Losses:
PMI’s accumulated other comprehensive losses, net of taxes, consisted of the following:

(Losses) Earnings	At	At	At
(in millions)	June 30, 2022	December 31, 2021	June 30, 2021
Currency translation adjustments	$(6,558)	$(6,701)	$(6,586)
Pension and other benefits	(2,735)	(2,880)	(4,073)
Derivatives accounted for as hedges	250	4	(6)
Total accumulated other comprehensive losses	$(9,043)	$(9,577)	$(10,665)

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Reclassifications from Other Comprehensive Earnings

The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement, are shown on the condensed consolidated statements of comprehensive earnings for the six months and three months ended June 30, 2022 and 2021. For additional information, see Note 2. Acquisitions (Purchase of Noncontrolling Interests) for disclosures related to currency translation adjustments, Note 5. Benefit Plans for disclosures related to PMI's pension and other benefits and Note 7. Financial Instruments for disclosures related to derivative financial instruments.

Note 14. Related Parties - Equity Investments and Other:

Equity Method Investments:

At June 30, 2022 and December 31, 2021, PMI had total equity method investments of $1,036 million and $879 million, respectively. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses, dividends, capital contributions, changes in ownership interests and movements in currency translation adjustments. The carrying value of our equity method investments at June 30, 2022 and December 31, 2021, exceeded our share of the investees' book value by $902 million and $764 million, respectively. The difference between the investment carrying value and the amount of underlying equity in net assets, excluding $862 million and $728 million attributable to goodwill as of June 30, 2022 and December 31, 2021, respectively, which consists primarily of definite-lived intangible assets is being amortized on a straight-line basis. At June 30, 2022 and December 31, 2021, PMI received year-to-date dividends from equity method investees of $8 million and $176 million, respectively.

PMI holds a 23% equity interest in Megapolis Distribution BV, the holding company of CJSC TK Megapolis, PMI's distributor in Russia (Eastern Europe segment), which as of June 30, 2022 had a carrying value of $530 million. While as of June 30, 2022, there have been no impairment indicators based on the business’ performance, there are still risks related to this investment as the fair value of these assets is difficult to predict due to the volatility in foreign currency and commodity markets, supply chain, and current economic, political and social conditions. For more information see Note 3. War in Ukraine. Additionally, there was approximately $321 million of cumulative foreign currency translation losses associated with Megapolis Distribution BV reflected in accumulated other comprehensive losses in the condensed consolidated statement of stockholders’ equity as of June 30, 2022.

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

The fair value of PMI’s other equity securities, which have been classified within Level 1, was $215 million at June 30, 2022. Unrealized pre-tax loss of $60 million ($47 million net of tax) on these equity securities was recorded in equity investments and securities (income)/loss, net on the condensed consolidated statement of earnings for the six months ended June 30, 2022. During the three months ended June 30, 2022, PMI did not record any unrealized gains or losses on equity securities in the condensed consolidated statements of earnings.

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

Financial activity with the above related parties:

PMI’s net revenues and expenses with the above related parties were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2022	2021	2022	2021

Net revenues:
Megapolis Group	$993	$1,038	$606	$555
Other	554	560	263	280
Net revenues (a)	$1,547	$1,598	$869	$835

Expenses:
Other	$29	$33	$17	$16
Expenses	$29	$33	$17	$16
(a) Net revenues exclude excise taxes and VAT billed to customers.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
PMI’s balance sheet activity with the above related parties was as follows:

(in millions)	At June 30, 2022	At December 31, 2021

Receivables:
Megapolis Group	$725	$319
Other	243	199
Receivables	$968	$518

Payables:
Other	$32	$25
Payables	$32	$25
The activities with the above related parties are in the ordinary course of business, and are primarily for distribution, service fees, contract manufacturing and license agreements. PMI eliminated its respective share of all significant intercompany transactions with the equity method investees.

Note 15. Sale of Accounts Receivable:
To mitigate risk and enhance cash and liquidity management, PMI sells trade receivables to unaffiliated financial institutions. These arrangements allow PMI to sell, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold are generally short-term in nature and are removed from the condensed consolidated balance sheets. PMI sells trade receivables under two types of arrangements, servicing and non-servicing. For servicing arrangements, PMI continues to service the sold trade receivables on an administrative basis and does not act on behalf of the unaffiliated financial institutions. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material as of June 30, 2022 and June 30, 2021. Under the non-servicing arrangements, PMI does not provide any administrative support or servicing after the trade receivables have been sold to the unaffiliated financial institutions.

Cumulative trade receivables sold, including excise taxes, for the six months ended June 30, 2022 and 2021, were $5.6 billion and $5.5 billion, respectively. PMI’s operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of June 30, 2022 and June 30, 2021, were $656 million, and $701 million, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of trade receivables within marketing, administration and research costs in the condensed consolidated statements of earnings. For the six months and three months ended June 30, 2022 and 2021, the loss on sale of trade receivables was immaterial.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 16. Product Warranty:

PMI's heat-not-burn devices and e-vapor products are subject to standard product warranties generally for a period of 12 months from the date of purchase or such other periods as required by law. PMI generally provides in cost of sales for the estimated cost of warranty in the period the related revenue is recognized. PMI assesses the adequacy of its accrued product warranties and adjusts the amounts as necessary based on actual experience and changes in future estimates. Factors that affect product warranties may vary across markets but typically include device version mix, product failure rates, logistics and service delivery costs, and warranty policies. PMI accounts for its product warranties within other accrued liabilities. At June 30, 2022 and December 31, 2021, these amounts were as follows:

(in millions)	As of and For the Six Months Ended June 30, 2022	As of and For the Year Ended December 31, 2021
Balance at beginning of period	$113	$137
Changes due to:
Warranties issued	67	154
Settlements	(60)	(177)
Currency/Other	2	(1)
Balance at end of period	$122	$113

Note 17. Asset Impairment and Exit Costs:

For the six months and three months ended June 30, 2022, PMI did not record any charges for asset impairment and exit costs. For the six months and three months ended June 30, 2021, PMI recorded total pre-tax asset impairment and exit costs of $127 million and $79 million, respectively. These pre-tax charges for the six months and three months ended June 30, 2021 were included in marketing, administration and research costs in the condensed consolidated statements of earnings.

South Korea

In 2021 PM Korea implemented a new business operating model, which required the restructuring of its current distribution agreements. As a result, PMI recorded exit costs of $26 million as of June 30, 2021, related to contract terminations and restructuring with certain distributors. The full cost of the program, which was recorded as exit costs during the year ended December 31, 2021, was $57 million.

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

For the six months and three months ended June 30, 2021, PMI recorded pre-tax charges of $101 million and $79 million, respectively, related to the organizational design optimization. Since inception of this multi-phase restructuring project in January 2020 through December 31, 2021, approximately 1,020 positions in total were impacted, resulting in cumulative pre-tax charges of $308 million related to the organizational design optimization program. Of this cumulative pre-tax amount, $300 million related to separation program charges and $8 million related to asset impairment charges.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Asset Impairment and Exit Costs by Segment

PMI recorded the following pre-tax asset impairment and exit costs by segment:

(in millions)	For the Six Months Ended June 30,	For the Three Months Ended June 30,
	2021	2021
Separation programs: (1)
European Union	$44	$35
Eastern Europe	9	7
Middle East & Africa	10	8
South & Southeast Asia	13	10
East Asia & Australia	20	15
Americas	5	4
Total separation programs	101	79
Contract termination charges:
East Asia & Australia	26	—
Total contract termination charges	26	—

Asset impairment and exit costs	$127	$79
(1) Organizational design optimization pre-tax charges in 2021 were allocated across all geographical segments.

Movement in Exit Cost Liabilities

The movement in exit cost liabilities for the six months ended June 30, 2022 was as follows:

(in millions)
Liability balance, January 1, 2022	$142
Charges, net	—
Cash spent	(47)
Currency/other	(5)
Liability balance, June 30, 2022	$90

Future cash payments for exit costs incurred to date are anticipated to be substantially paid by the end of 2023, with approximately $49 million expected to be paid in the remainder of 2022.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 18. Leases:

The components of PMI’s lease cost were as follows for the six months and three months ended June 30, 2022 and 2021:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2022	2021	2022	2021
Operating lease cost	$126	$126	$64	$66
Finance lease cost:
Amortization of right-of-use assets	47	17	31	9
Short-term lease cost	30	25	16	15
Variable lease cost	11	14	5	7
Total lease cost	$214	$182	$116	$97

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Our Company

We are a leading international tobacco company working to deliver a smoke-free future and evolving our portfolio for the long term to include products outside of the tobacco and nicotine sector. Our current product portfolio primarily consists of cigarettes and reduced-risk products, including heat-not-burn, vapor and oral nicotine products, which are sold in markets outside the United States. Since 2008, we have invested more than $9 billion to develop, scientifically substantiate and commercialize innovative smoke-free products for adults who would otherwise continue to smoke, with the goal of completely ending the sale of cigarettes. This includes the building of world-class scientific assessment capabilities, notably in the areas of pre-clinical systems toxicology, clinical and behavioral research, as well as post-market studies. The U.S. Food and Drug Administration ("FDA") has authorized the marketing of versions of our IQOS Platform 1 devices and consumables as Modified Risk Tobacco Products (MRTPs), finding that exposure modification orders for these products are appropriate to promote the public health. We describe the MRTP orders in more detail in the "Business Environment" section of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"). With a strong foundation and significant expertise in life sciences, in February 2021, we announced our ambition to expand into wellness and healthcare areas and deliver innovative products and solutions that aim to address unmet consumer and patient needs.

We currently manage our business in six geographical segments and a Wellness and Healthcare segment (formerly the Other category):

•European Union ("EU");
•Eastern Europe ("EE");
•Middle East & Africa ("ME&A"), which includes our international duty free business;
•South & Southeast Asia ("S&SA");
•East Asia & Australia ("EA&A");
•Americas ("AMCS"); and
•Wellness and Healthcare ("W&H"), which includes the operating results of our new Wellness and Healthcare business, Vectura Fertin Pharma. In the third quarter of 2021, we acquired Fertin Pharma A/S, Vectura Group plc. (also known as Vectura Group Ltd.) and OtiTopic, Inc. On March 31, 2022, we launched a new Wellness and Healthcare business consolidating these entities, Vectura Fertin Pharma. The operating results of this new business are reported in the Wellness and Healthcare segment. For further details, see Note 2. Acquisitions and Note 9. Segment Reporting.

Our cigarettes are sold in approximately 180 markets, and in many of these markets they hold the number one or number two market share position. We have a wide range of premium, mid-price and low-price brands. Our portfolio comprises both international and local brands.

In addition to the manufacture and sale of cigarettes, we are engaged in the development and commercialization of reduced-risk products ("RRPs"). RRPs is the term we use to refer to products that present, are likely to present, or have the potential to present less risk of harm to smokers who switch to these products versus continuing smoking.  IQOS is the leading brand in our smoke-free product portfolio. As of June 30, 2022, excluding Russia and Ukraine, our smoke-free products were available for sale in 70 markets.

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
War in Ukraine

Since the onset of the war in Ukraine, our main priority has been the safety and security of our more than 1,300 employees and their families in the country. We have taken three critical steps in this regard: (i) helping to evacuate more than 1,000 people from Ukraine and relocate over 2,700 others from conflict zones to locations in the country away from the heaviest fighting; (ii) providing critical aid to employees who cannot leave or who decide to remain in Ukraine; and (iii) providing those who have left the country with logistical, medical, financial, and other practical support in neighboring countries. We are continuing to pay salaries to all our Ukrainian employees and are also providing substantial in-kind support to them and their families. In addition, we have already contributed approximately $10 million in funds and donated essential items across the country, directly to humanitarian organizations and through our own employee-led initiative, 'Projects With a Heart'.
On February 25, 2022, we announced the temporary suspension of our operations in Ukraine, including at our factory in Kharkiv. During the second quarter, we resumed some retail activities where safety allowed, in order to provide product availability and service to adult consumers, and began to supply the market from production centers outside Ukraine. Production at our factory in Kharkiv remains suspended. We are applying increased security and safety measures for personnel.
In 2021, Ukraine accounted for around 2% of our total cigarette and heated tobacco unit shipment volume and under 2% of our total net revenues. As of June 30, 2022, our Ukrainian operations had approximately $0.5 billion in total assets, excluding intercompany balances.
On March 24, 2022, we announced the concrete steps we had taken to suspend planned investments and scale down our manufacturing operations in Russia. This included:
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

As previously announced, we intend to exit the Russian market in an orderly manner, as the complexities of continuing to operate in Russia increase, such as supply chain challenges and financial and banking sector restrictions. Our Board of Directors and senior executives continue to actively work on options for doing so, in the context of an increasingly complex and rapidly changing regulatory and operating environment, including the requirement to obtain certain governmental approvals for any transaction.
We employ more than 3,200 people in Russia and will continue to support our employees there, including paying their salaries, while continuing to fulfill our legal obligations. We will continue to make decisions with their safety and security as a priority.
In 2021, Russia made up almost 10% of total shipment volumes and around 6% of our total net revenues. As of June 30, 2022, our Russian operations had approximately $2.5 billion in total assets, excluding intercompany balances.
We recorded charges related to the war in Ukraine of approximately $80 million in the second quarter of 2022 and approximately $122 million in the first half of 2022. This includes charges in Russia related to the cancellation of the planned launch of IQOS ILUMA and the planned production of TEREA heated tobacco units.
These developments above have and will continue to have a material adverse impact on our business, results of operations, cash flows and financial position, and may result in impairment charges.
For further details, see Note 3. War in Ukraine to our condensed consolidated financial statements as well as the "Trade Policy" and "Cautionary Factors That May Affect Future Results" sections of this MD&A.

Swedish Match Offer

On May 11, 2022, Philip Morris Holland Holdings B.V. ("PMHH"), an affiliate of PMI, announced a recommended public offer to the shareholders of Swedish Match AB ("Swedish Match") to tender all shares in Swedish Match (excluding treasury shares) to PMHH at a price of SEK 106 in cash per share.

On June 28, 2022, the offer document regarding PMHH's recommended offer was made public, following approval and registration by the Swedish Financial Supervisory Authority.

PMI expects the transaction to close in the fourth quarter of this year, subject to Swedish Match shareholder acceptance and all necessary regulatory and other approvals.

For further details, see the "Acquisitions and Other Business Arrangements" section of this MD&A.

Consolidated Operating Results for the Six Months Ended June 30, 2022

•Net Revenues - Net revenues of $15.6 billion for the six months ended June 30, 2022 increased by $0.4 billion, or 2.6%, from the comparable 2021 amount. The change in our net revenues from the comparable 2021 amount was driven by the following (variances not to scale with year-to-date results):

For the six months ended June 30, 2022, net revenues, excluding currency and acquisitions, increased by 8.8%, mainly reflecting: favorable volume/mix, primarily driven by higher heated tobacco unit volume, device volume and cigarette volume, partly offset by unfavorable cigarette mix and device mix; a favorable pricing variance, driven by higher combustible tobacco pricing, partly offset by lower device pricing; and a favorable comparison related to the Saudi Arabia customs assessments of $246 million in 2021, shown in "Other" and further described in the following "Diluted Earnings Per Share" discussion.

For the six months ended June 30, 2022, Russia and Ukraine accounted for around 7% of PMI's total net revenues.

Net revenues by product category for the six months ended June 30, 2022 and 2021 are shown below:

•Diluted Earnings Per Share - The changes in our reported diluted earnings per share (“diluted EPS”) for the six months ended June 30, 2022, from the comparable 2021 amounts, were as follows:

	Diluted EPS	% Change
For the six months ended June 30, 2021	$2.93
2021 Asset impairment and exit costs	0.07
2021 Saudi Arabia customs assessments	0.14
2021 Amortization of intangibles	0.02
2021 Tax items	—
Subtotal of 2021 items	0.23
2022 Charges related to the war in Ukraine	(0.07)
2022 Fair value adjustment for equity security investments	(0.03)
2022 Amortization of intangibles	(0.04)
2022 Costs associated with Swedish Match AB offer	(0.02)
2022 Tax items	0.03
Subtotal of 2022 items	(0.13)
Currency	(0.39)
Interest	0.02
Change in tax rate	0.02
Operations	0.25
For the six months ended June 30, 2022	$2.93	—%

Asset impairment and exit costs – During the six months ended June 30, 2021, we recorded pre-tax asset impairment and exit costs of $127 million, representing $105 million net of income tax and a diluted EPS charge of $0.07 per share, related to the organizational design optimization plan, primarily in Switzerland, and the product distribution restructuring in South Korea. For further details, see Note 17. Asset Impairment and Exit Costs.

Saudi Arabia customs assessments – In June 2021, the Customs Appeal Committee in Riyadh notified our distributors in Saudi
Arabia of its decisions to largely reject their challenges of the Saudi Arabia Customs General Authority assessments as described in Note 10. Contingencies. On the basis of these decisions and in line with arrangements with the distributors, we recorded a pre-tax charge of $246 million in the second quarter of 2021 (representing $215 million net of income tax and a diluted EPS charge of $0.14 per share). The pre-tax charge was recorded as a reduction of net revenues on the condensed consolidated statement of earnings for the six months ended June 30, 2021 and was included in the Middle East & Africa segment results.

Amortization of intangibles – During the six months ended June 30, 2022 and 2021, we recorded amortization of intangibles of $74 million (representing $63 million net of income tax or $0.04 per share decrease in diluted EPS) and $37 million (representing $33 million net of income tax or $0.02 per share decrease in diluted EPS), respectively. The higher amortization amount in 2022 was primarily due to increased acquired intangible assets recorded as a result of our acquisitions in the third quarter of 2021. For further details, see Note 2. Acquisitions and Note 6. Goodwill and Other Intangible Assets, net.

Charges related to the war in Ukraine – During the six months ended June 30, 2022, we recorded a pre-tax charge of $122 million, representing $105 million net of income tax and a diluted EPS charge of $0.07 per share, related to circumstances driven by the conflict, including machinery and inventory write-downs, additional allowances for receivables and the cost of PMI’s humanitarian efforts. For further details, see Note 3. War in Ukraine.

Fair Value adjustment for equity security investments – During the six months ended June 30, 2022, we recorded an unfavorable fair value adjustment for our equity security investments in India and Sri Lanka of $47 million after tax (or $0.03 per share decrease in diluted EPS). For further details, see Note 14. Related Parties - Equity Investments and Other.

Costs associated with Swedish Match AB offer – During the second quarter of 2022, we incurred pre-tax costs associated with the Swedish Match offer of $39 million (representing $30 million net of income tax and a diluted EPS charge of $0.02 per share) primarily related to financing and certain transaction related costs. These pre-tax costs of $39 million were recorded in marketing, administration and research costs ($52 million expense) and interest expense, net ($13 million gain) on our condensed consolidated statement of earnings for the six months ended June 30, 2022.

Income taxes – The 2022 Tax items that increased our 2022 diluted EPS by $0.03 per share in the table above were due to a reduction in deferred tax liabilities related to pension plan assets of $40 million. The change in the tax rate that increased our diluted EPS by $0.02 per share in the table above was primarily due to changes in earnings mix by taxing jurisdiction.

Currency – The unfavorable impact of $0.39 per share during the reporting period primarily results from the fluctuations of the U.S. dollar, especially against the Euro, Japanese yen and Turkish lira, partially offset by the Russian ruble. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Interest – The favorable impact of $0.02 per share from interest in the table above was primarily driven by the repayment of long-term debt.

Operations – The increase in diluted EPS of $0.25 from our operations in the table above was due primarily to the following segments:

•Middle East & Africa: Favorable volume/mix, favorable pricing and lower marketing, administration and research costs, partly offset by higher manufacturing costs; and
•European Union: Favorable volume/mix, partly offset by higher marketing, administration and research costs, higher manufacturing costs and unfavorable pricing;
partially offset by
•East Asia & Australia: Unfavorable volume/mix and higher manufacturing costs, partly offset by favorable pricing and lower marketing, administration and research costs;
•South & Southeast Asia: Unfavorable pricing, partly offset by favorable volume/mix and lower marketing, administration and research costs;
•Eastern Europe: Unfavorable volume/mix, higher manufacturing costs and higher marketing, administration and research costs, partly offset by favorable pricing; and
•Wellness and Healthcare: Investments in research and development, and expenses related to employee retention programs.

Consolidated Operating Results for the Three Months Ended June 30, 2022

•Net Revenues - Net revenues of $7.8 billion for the three months ended June 30, 2022 increased by $238 million, or 3.1%, from the comparable 2021 amount. The change in our net revenues from the comparable 2021 amount was driven by the following (variances not to scale with quarterly results):
During the quarter, net revenues, excluding currency and acquisitions, increased by 8.7%, mainly reflecting: favorable volume/mix, primarily driven by higher heated tobacco unit volume, device volume and cigarette volume, partly offset by unfavorable device mix and cigarette mix; a favorable comparison related to the Saudi Arabia customs assessments of $246 million in 2021, shown in "Other"; and a favorable pricing variance, driven by higher combustible tobacco pricing, partly offset by lower device pricing.

During the quarter, Russia and Ukraine accounted for around 8% of PMI's total net revenues.

Net revenues by product category for the three months ended June 30, 2022 and 2021, are shown below:

•Diluted Earnings Per Share - The changes in our reported diluted EPS for the three months ended June 30, 2022, from the comparable 2021 amounts, were as follows:

	Diluted EPS	% Change
For the three months ended June 30, 2021	$1.39
2021 Asset impairment and exit costs	0.04
2021 Saudi Arabia customs assessments	0.14
2021 Amortization of intangibles	0.01
2021 Tax items	—
Subtotal of 2021 items	0.19
2022 Charges related to the war in Ukraine	(0.04)
2022 Amortization of intangibles	(0.02)
2022 Costs associated with Swedish Match AB offer	(0.02)
2022 Tax items	0.03
Subtotal of 2022 items	(0.05)
Currency	(0.16)
Interest	0.01
Change in tax rate	(0.01)
Operations	0.06
For the three months ended June 30, 2022	$1.43	2.9%

Asset impairment and exit costs – In the second quarter of 2021, we recorded pre-tax asset impairment and exit costs of $79 million, representing $67 million net of income tax and a diluted EPS charge of $0.04 per share, related to the organizational design optimization plan, primarily in Switzerland. For further details, see Note 17. Asset Impairment and Exit Costs.

Saudi Arabia customs assessments – In June 2021, the Customs Appeal Committee in Riyadh notified our distributors in Saudi
Arabia of its decisions to largely reject their challenges of the Saudi Arabia Customs General Authority assessments as described in Note 10. Contingencies. On the basis of these decisions and in line with arrangements with the distributors, we recorded a pre-tax charge of $246 million in the second quarter of 2021 (representing $215 million net of income tax and a diluted EPS charge of $0.14 per share). The pre-tax charge was recorded as a reduction of net revenues on the condensed consolidated statement of earnings for the three months ended June 30, 2021 and was included in the Middle East & Africa segment results.

Amortization of intangibles – During the second quarter of 2022 and 2021, we recorded amortization of intangibles of $36 million (representing $31 million net of income tax or $0.02 per share decrease in diluted EPS) and $19 million (representing $17 million net of income tax or $0.01 per share decrease in diluted EPS), respectively. The higher amortization amount in 2022 was primarily due to increased acquired intangible assets recorded as a result of our acquisitions in the third quarter of 2021. For further details, see Note 2. Acquisitions and Note 6. Goodwill and Other Intangible Assets, net.

Charges related to the war in Ukraine – In the second quarter of 2022, we recorded a pre-tax charge of $80 million, representing $66 million net of income tax and a diluted EPS charge of $0.04 per share, related to circumstances driven by the conflict, including machinery and inventory write-downs and salary continuation. For further details, see Note 3. War in Ukraine.

Costs associated with Swedish Match AB offer – During the second quarter of 2022, we incurred pre-tax costs associated with the Swedish Match offer of $39 million (representing $30 million net of income tax and a diluted EPS charge of $0.02 per share) primarily related to financing and certain transaction related costs. These pre-tax costs of $39 million were recorded in marketing, administration and research costs ($52 million expense) and interest expense, net ($13 million gain) on our condensed consolidated statement of earnings for the three months ended June 30, 2022.

Income Taxes – The 2022 Tax items that increased our 2022 diluted EPS by $0.03 per share in the table above were due to a reduction in deferred tax liabilities related to pension plan assets of $40 million. The change in the tax rate that decreased our diluted EPS by $0.01 per share in the table above was primarily due to changes in earnings mix by taxing jurisdiction.

Currency – The unfavorable impact of $0.16 per share during the reporting period primarily results from the fluctuations of the U.S. dollar, especially against the Euro and Japanese yen, partially offset by the Russian ruble. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Operations – The increase in diluted EPS of $0.06 from our operations in the table above was due primarily to the following segments:

•Middle East & Africa: Favorable volume/mix, lower marketing, administration and research costs and favorable pricing;
•European Union: Favorable volume/mix, partly offset by higher marketing, administration and research costs, unfavorable pricing and higher manufacturing costs; and
•Americas: Favorable pricing, partly offset by higher manufacturing costs and higher marketing, administration and research costs;
partially offset by
•East Asia & Australia: Unfavorable volume/mix and higher manufacturing costs, partly offset by favorable pricing and lower marketing, administration and research costs;
•South & Southeast Asia: Unfavorable volume/mix, partly offset by favorable pricing and lower marketing, administration and research costs; and
•Wellness and Healthcare: Investments in research and development.
For further details, see the “Consolidated Operating Results” and “Operating Results by Business Segment” sections of the following “Discussion and Analysis.”

Discussion and Analysis
Critical Accounting Estimates
For information on critical accounting policies, see "Critical Accounting Estimates" in the MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Consolidated Operating Results
See pages 103-113 for a discussion of our "Cautionary Factors That May Affect Future Results." Our net revenues and operating income by segment are shown in the table below:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2022	2021	2022	2021
Net revenues:
European Union	$6,155	$6,058	$3,143	$3,149
Eastern Europe	1,624	1,691	898	895
Middle East & Africa	1,997	1,361	1,006	560
South & Southeast Asia	2,157	2,219	1,034	1,046
East Asia & Australia	2,610	2,986	1,206	1,514
Americas	893	864	469	430
Wellness and Healthcare	142	—	76	—
Net revenues	$15,578	$15,179	$7,832	$7,594
Operating income (loss):
European Union	$3,046	$3,131	$1,519	$1,641
Eastern Europe	435	575	291	314
Middle East & Africa	1,019	351	498	16
South & Southeast Asia	751	860	306	331
East Asia & Australia	917	1,410	346	715
Americas	251	246	130	112
Wellness and Healthcare	(65)	—	(34)	—
Operating income	$6,354	$6,573	$3,056	$3,129

Our net revenues by product category are shown in the table below:

PMI Net Revenues by Product Category
(in millions)	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Combustible Products
European Union	$3,763	$4,113	(8.5)%	$1,954	$2,162	(9.6)%
Eastern Europe	1,042	1,047	(0.5)%	585	555	5.5%
Middle East & Africa	1,862	1,307	42.4%	933	527	76.9%
South & Southeast Asia	2,147	2,216	(3.1)%	1,029	1,045	(1.5)%
East Asia & Australia	1,129	1,259	(10.3)%	528	611	(13.6)%
Americas	876	840	4.3%	460	418	10.0%
Total combustible products	$10,819	$10,781	0.4%	$5,489	$5,318	3.2%
Reduced-Risk Products
European Union	$2,392	$1,945	22.9%	$1,189	$987	20.5%
Eastern Europe	582	644	(9.6)%	313	340	(8.0)%
Middle East & Africa	135	54	+100%	73	33	+100%
South & Southeast Asia	10	3	+100%	5	1	+100%
East Asia & Australia	1,481	1,727	(14.2)%	678	903	(24.9)%
Americas	17	24	(29.8)%	9	12	(24.4)%
Total reduced-risk products	$4,617	$4,398	5.0%	$2,267	$2,276	(0.4)%
Wellness and Healthcare
Wellness and Healthcare	142	—	—%	76	—	—%
Total PMI net revenues	$15,578	$15,179	2.6%	$7,832	$7,594	3.1%
Note: Sum of product categories or Regions might not foot to total PMI due to roundings.

Items affecting the comparability of results from operations were as follows:
•Charges related to the war in Ukraine – See Note 3. War in Ukraine for details of the $122 million and $80 million pre-tax charges in the Eastern Europe segment for the six months and three months ended June 30, 2022, respectively.
•Saudi Arabia customs assessments - See Note 10. Contingencies for the details of the $246 million reduction in net revenues of combustible products included in the Middle East & Africa segment for the six months and three months ended June 30, 2021.
•Asset impairment and exit costs – See Note 17. Asset Impairment and Exit Costs for details of the $127 million and $79 million pre-tax charge and a breakdown of these costs by segment for the six months and three months ended June 30, 2021, respectively.
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

Net revenues related to wellness and healthcare products primarily consist of operating revenues generated from the sale of inhaled therapeutics, and oral and intra-oral delivery systems that are included in the operating results of our new Wellness and Healthcare business, Vectura Fertin Pharma.

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

Our shipment volume by segment for cigarettes and heated tobacco units is shown in the table below:

PMI Shipment Volume (Million Units)
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Cigarettes
European Union	77,720	78,273	(0.7)%	41,276	41,504	(0.5)%
Eastern Europe	39,147	42,751	(8.4)%	20,633	22,785	(9.4)%
Middle East & Africa	64,015	57,989	10.4%	34,544	30,347	13.8%
South & Southeast Asia	72,215	70,209	2.9%	34,754	35,321	(1.6)%
East Asia & Australia	21,944	22,330	(1.7)%	10,391	10,968	(5.3)%
Americas	30,875	30,098	2.6%	16,080	15,213	5.7%
Total Cigarettes	305,916	301,650	1.4%	157,678	156,138	1.0%
Heated Tobacco Units
European Union	17,919	13,347	34.3%	9,353	6,921	35.1%
Eastern Europe	11,788	12,475	(5.5)%	5,922	6,840	(13.4)%
Middle East & Africa	2,055	908	+100%	1,158	512	+100%
South & Southeast Asia	190	72	+100%	96	39	+100%
East Asia & Australia	17,474	19,043	(8.2)%	8,186	9,904	(17.3)%
Americas	214	245	(12.7)%	106	140	(24.3)%
Total Heated Tobacco Units	49,640	46,090	7.7%	24,821	24,356	1.9%
Cigarettes and Heated Tobacco Units
European Union	95,639	91,620	4.4%	50,629	48,425	4.6%
Eastern Europe	50,935	55,226	(7.8)%	26,555	29,625	(10.4)%
Middle East & Africa	66,070	58,897	12.2%	35,702	30,859	15.7%
South & Southeast Asia	72,405	70,281	3.0%	34,850	35,360	(1.4)%
East Asia & Australia	39,418	41,373	(4.7)%	18,577	20,872	(11.0)%
Americas	31,089	30,343	2.5%	16,186	15,353	5.4%
Total Cigarettes and Heated Tobacco Units	355,556	347,740	2.2%	182,499	180,494	1.1%

Following the deconsolidation of our Canadian subsidiary in 2019, we continue to report the volume of brands sold by RBH for which other PMI subsidiaries are the trademark owners. These include HEETS, Next, Philip Morris and Rooftop.

Heated tobacco units ("HTU") is the term we use to refer to heated tobacco consumables, which include our HEETS, HEETS Creations, HEETS Dimensions, HEETS Marlboro and HEETS FROM MARLBORO (defined collectively as HEETS), Marlboro Dimensions, Marlboro HeatSticks, Parliament HeatSticks, SENTIA and TEREA, as well as the KT&G-licensed brands, Fiit and Miix (outside of South Korea).

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

Central Asia is defined as Kyrgyzstan, Mongolia, Tajikistan and Uzbekistan.

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

Key market data regarding total market size, our shipments and market share are shown in the tables below:

	For the Six Months Ended June 30,
			PMI Shipments (billion units)						PMI Market Share (%)(2)
Market	Total Market (billion units)		Total		Cigarette		Heated Tobacco Unit		Total		Heated Tobacco Unit
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Total (1) (3)	1,162.2	1,143.4	355.6	347.7	305.9	301.7	49.6	46.1	26.9	26.3	3.5	3.0

European Union
France	16.3	17.3	7.3	7.9	7.2	7.8	0.1	0.1	43.8	43.6	0.7	0.6
Germany	34.0	36.0	13.8	14.3	12.4	13.2	1.4	1.1	40.5	39.8	4.1	3.1
Italy	35.6	33.8	20.7	19.5	14.9	15.1	5.7	4.4	54.1	52.9	14.6	11.2
Poland	27.6	23.2	10.4	8.6	8.3	7.3	2.1	1.4	37.7	37.1	7.5	5.9
Spain	21.5	20.1	7.0	6.8	6.6	6.6	0.4	0.2	30.3	31.1	1.6	1.2

Eastern Europe
Russia	n/a	104.5	30.9	33.3	23.6	25.4	7.3	7.9	n/a	31.3	n/a	7.5

Middle East & Africa
Egypt	46.0	46.3	10.2	10.0	9.9	10.0	0.3	—	22.5	21.2	0.8	—
Turkey	55.3	56.0	25.5	24.5	25.5	24.5	—	—	46.2	43.7	—	—

South & Southeast Asia
Indonesia	152.0	143.1	42.3	40.0	42.3	40.0	—	—	27.8	28.0	—	—
Philippines	26.9	26.8	16.7	16.7	16.6	16.7	0.1	0.1	62.0	62.3	0.3	0.3

East Asia & Australia
Australia	4.5	4.8	1.5	1.5	1.5	1.5	—	—	32.9	31.8	—	—
Japan (3)	71.8	73.7	26.3	28.0	11.2	11.4	15.1	16.5	37.3	35.7	23.0	21.2
South Korea	35.6	34.9	6.8	7.0	4.6	4.7	2.2	2.3	19.3	20.0	6.2	6.6

Americas
Argentina	15.2	14.5	9.6	9.8	9.6	9.8	—	—	63.4	67.5	—	—
Mexico	14.5	14.7	9.2	9.1	9.2	9.1	0.1	—	63.9	61.7	0.4	0.3

(1) Total market and market share estimates excludes Russia & Ukraine
(2) Market share estimates are calculated using IMS data
(3) Total market and market share includes cigarillos in Japan

	For the Three Months Ended June 30,
			PMI Shipments (billion units)						PMI Market Share (%)(2)
Market	Total Market (billion units)		Total		Cigarette		Heated Tobacco Unit		Total		Heated Tobacco Unit
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Total (1) (3)	602.5	586.6	182.5	180.5	157.7	156.1	24.8	24.4	27.0	26.6	3.5	3.0

European Union
France	8.5	9.1	3.8	4.1	3.7	4.1	0.1	—	42.8	43.5	0.7	0.6
Germany	17.9	18.6	7.0	7.2	6.5	6.7	0.5	0.5	38.9	38.8	2.5	2.7
Italy	18.9	17.9	10.9	9.9	7.8	7.7	3.1	2.2	54.0	53.0	14.4	11.2
Poland	14.8	12.5	5.6	4.7	4.5	3.9	1.1	0.8	38.0	37.5	7.5	6.3
Spain	11.5	10.5	3.7	4.1	3.5	4.0	0.2	0.1	30.3	31.1	1.7	1.2

Eastern Europe
Russia	n/a	55.4	16.8	17.6	12.9	13.3	3.9	4.3	n/a	31.5	n/a	7.3

Middle East & Africa
Egypt	22.5	22.8	4.9	5.1	4.7	5.1	0.2	—	23.1	22.4	0.8	—
Turkey	31.5	30.7	14.5	13.5	14.5	13.5	—	—	46.2	44.1	—	—

South & Southeast Asia
Indonesia	76.8	72.1	21.4	20.1	21.4	20.1	—	—	27.8	27.9	—	—
Philippines	11.5	13.8	7.1	8.6	7.0	8.5	—	—	61.3	62.2	0.4	0.3

East Asia & Australia
Australia	2.3	2.4	0.7	0.7	0.7	0.7	—	—	31.9	30.8	—	—
Japan (3)	37.4	38.1	12.0	14.2	5.1	5.5	7.0	8.6	37.3	35.3	23.0	20.8
South Korea	18.7	18.1	3.6	3.6	2.4	2.4	1.1	1.2	19.0	20.0	5.9	6.5

Americas
Argentina	7.5	6.8	4.7	4.5	4.7	4.5	—	—	63.3	66.8	—	—
Mexico	8.0	8.0	5.2	5.1	5.1	5.0	—	—	64.8	63.2	0.4	0.3

(1) Total market and market share estimates exclude Russia & Ukraine
(2) Market share estimates are calculated using IMS data
(3) Total market and market share estimates include cigarillos in Japan

Consolidated Operating Results for the Six Months Ended June 30, 2022

The following discussion compares our consolidated operating results for the six months ended June 30, 2022, with the six months ended June 30, 2021.

Our total shipment volume increased by 2.2%, driven by:
•the EU, reflecting higher heated tobacco unit shipment volume across the Region (particularly in Italy and Poland), partly offset by lower cigarette shipment volume (notably in France and Germany, partially offset by Poland);
•Middle East & Africa, reflecting higher cigarette shipment volume (primarily in PMI Duty Free and Turkey), as well as higher heated tobacco unit shipment volume (mainly in Egypt, Lebanon and PMI Duty Free);
•South & Southeast Asia, primarily reflecting higher cigarette shipment volume, mainly in India and Indonesia, partly offset by Thailand; and
•Americas, mainly reflecting higher cigarette shipment volume, primarily in Brazil;
partly offset by

•Eastern Europe, reflecting lower cigarette and heated tobacco unit shipment volume (mainly in Russia and Ukraine); and
•East Asia & Australia, reflecting lower heated tobacco unit shipment volume (primarily in Japan), as well as lower cigarette shipment volume (notably in Japan).

Excluding Russia and Ukraine, our total shipment volume increased by 4.0%, with an increase of 0.2% in the Eastern Europe Region.

Impact of Inventory Movements

Excluding the net unfavorable impact of estimated distributor inventory movements of approximately 0.3 billion units, PMI’s total in-market sales increased by 2.4%.
The net unfavorable impact of approximately 0.3 billion units reflected:
•A net unfavorable impact of 2.8 billion heated tobacco units, primarily due to Japan (reflecting the delayed timing of shipments, as the company manages the cancellation of planned heated tobacco unit manufacturing in Russia and disruptions in global supply chains generally); partly offset by
•A net favorable impact of 2.5 billion cigarettes, mainly driven by PMI Duty Free (reflecting the replenishment of distributor inventories to account for increased passenger traffic in certain geographies).

Excluding Russia and Ukraine, our total in-market sales increased by 4.0%, in line with the increase in total shipment volume.

Our total heated tobacco unit in-market sales volume was 50.6 billion units, or 40.6 billion units excluding Russia and Ukraine, representing growth of 14.3% and 19.7%, respectively.

Our cigarette shipment volume by brand and heated tobacco units shipment volume are shown in the table below:

PMI Shipment Volume by Brand (Million Units)
	Six Months Year-to-Date
	2022	2021	Change
Cigarettes
Marlboro	119,936	112,148	6.9%
L&M	41,220	42,464	(2.9)%
Chesterfield	32,691	27,027	21.0%
Parliament	20,111	18,980	6.0%
Philip Morris	20,070	20,774	(3.4)%
Sampoerna A	19,505	17,884	9.1%
Dji Sam Soe	11,700	11,126	5.2%
Lark	6,318	7,781	(18.8)%
Next	4,336	4,168	4.0%
Others	30,029	39,298	(23.6)%
Total Cigarettes	305,916	301,650	1.4%
Heated Tobacco Units	49,640	46,090	7.7%
Total Cigarettes and Heated Tobacco Units	355,556	347,740	2.2%
Note: Lark includes Lark Harmony; Next includes Next Dubliss; Philip Morris includes Philip Morris/Dubliss; and Sampoerna A includes Sampoerna.

The increase in PMI's heated tobacco unit shipment volume was mainly driven by the EU (notably Italy and Poland) and Middle East & Africa (primarily Egypt, Lebanon and PMI Duty Free), partly offset by Japan and Eastern Europe (mainly Russia and Ukraine). Excluding Russia and Ukraine, our heated tobacco unit shipment volume increased by 12.6%.

Our cigarette shipment volume of the following brands increased:
•Marlboro, mainly driven by PMI Duty Free, Russia and Turkey, partly offset by Japan;
•Chesterfield, primarily driven by Brazil, the Philippines, Poland and Russia;
•Parliament, mainly driven by PMI Duty Free and Turkey, partly offset by Russia, Saudi Arabia and Ukraine;
•Sampoerna A in Indonesia, primarily driven by premium A Mild;
•Dji Sam Soe in Indonesia, mainly driven by Dji Sam Soe Magnum Mild; and
•Next, primarily driven by Russia.

Our cigarette shipment volume of the following brands decreased:
•L&M, mainly due to Germany, Thailand, Turkey and Ukraine, partly offset by PMI Duty Free;
•Philip Morris, primarily due to Russia and Ukraine, partly offset by Japan and Kazakhstan;
•Lark, mainly due to Japan and Turkey; and
•"Others," notably due to: mid-price Sampoerna U (Indonesia); and low-price Bond Street (primarily due to Kazakhstan, Russia and Ukraine), Fortune (Philippines) and More (Philippines).

Excluding Russia and Ukraine, our cigarette shipment volume increased by 5.4% for Marlboro, 9.6% for Chesterfield, 10.4% for Parliament, 15.6% for Philip Morris and 0.1% for Next, and decreased by 1.5% for L&M.

International Share of Market
Our total international market share (excluding China and the United States, as well as Russia and Ukraine), defined as our cigarette and heated tobacco unit sales volume as a percentage of total industry cigarette and heated tobacco unit sales volume, increased by 0.6 points to 26.9%, reflecting:
•Market share for heated tobacco units of 3.5%, up by 0.5 points; and
•Market share for cigarettes of 23.4%, flat.
Excluding China and the United States, as well as Russia and Ukraine, our total international cigarette sales volume as a percentage of total industry cigarette sales volume increased by 0.3 points to 24.6%, mainly reflecting higher cigarette market share and/or a favorable geographic mix impact, notably in Indonesia, PMI Duty Free, Poland and Turkey, partly offset by Germany and Thailand.

Financial Summary
Financial Summary - Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues (1)	$15,578	$15,179	2.6%	8.8%	$399	$(1,091)	$149	$250	$827	$264
Cost of Sales (2)	(5,256)	(4,627)	(13.6)%	(16.8)%	(629)	241	(93)	—	(580)	(197)
Marketing, Administration and Research Costs (3)	(3,894)	(3,942)	1.2%	(0.5)%	48	136	(69)	—	—	(19)
Amortization of Intangibles	(74)	(37)	-(100)%	—%	(37)	—	(37)	—	—	—
Operating Income	$6,354	$6,573	(3.3)%	8.3%	$(219)	$(714)	$(50)	$250	$247	$48
(1) Favorable Cost/Other variance includes a $246 million reduction in net revenues in 2021 related to the Saudi Arabia customs assessments. For more details, see Note 10. Contingencies.
(2) Cost/Other variance includes charges in 2022 of $46 million related to the war in Ukraine. For more details, see Note 3. War in Ukraine.

(3) Cost/Other variance includes charges in 2022 of $76 million related to the war in Ukraine, $52 million in 2022 related to costs associated with the Swedish Match AB offer and charges in 2021 of $127 million related to asset impairment and exit costs. For more details, see Note 3. War in Ukraine and Note 17. Asset Impairment and Exit Costs.

For the six months ended June 30, 2022, net revenues, excluding currency and acquisitions, increased by 8.8%, mainly reflecting: favorable volume/mix, primarily driven by higher heated tobacco unit volume, device volume and cigarette volume, partly offset by unfavorable cigarette mix and device mix; a favorable pricing variance, driven by higher combustible tobacco pricing, partly offset by lower device pricing; and a favorable comparison related to the Saudi Arabia customs assessments of $246 million in 2021, shown in "Cost/Other".

For the six months ended June 30, 2022, Russia and Ukraine accounted for around 7% of PMI's total net revenues.

The unfavorable currency in net revenues was due primarily to the Euro, Japanese yen, Philippine peso, Polish zloty and Turkish lira, partly offset by the Russian ruble.

Net revenues include $4.6 billion in 2022 and $4.4 billion in 2021 related to the sale of RRPs. For the six months ended June 30, 2022, IQOS devices accounted for approximately 5% of RRP net revenues, reflecting higher device volumes at a lower average price than last year, as we expand our device portfolio with LIL and ILUMA ONE and price-ladder our blade device portfolio in preparation for the launch of premium-positioned ILUMA.

Operating income decreased by 3.3%. Operating income, excluding currency and acquisitions, increased by 8.3%, notably reflecting the following items: a favorable comparison versus the prior year period related to the Saudi Arabia customs assessments of $246 million (as noted above for net revenues) and asset impairment and exit costs of $127 million, partly offset by 2022 charges related to the war in Ukraine of $122 million and 2022 costs associated with the Swedish Match AB offer of $52 million. In addition to these items, the increase was also driven by a favorable pricing variance; and favorable volume/mix, primarily driven by higher heated tobacco unit volume and cigarette volume, partly offset by unfavorable cigarette mix, heated tobacco unit mix and device mix, as well as the unfavorable impact on profitability of higher device volume; partially offset by higher manufacturing costs (primarily due to higher logistics costs and other inflationary impacts, partly offset by productivity).

Interest expense, net, of $280 million decreased by $48 million (14.6%) primarily driven by the repayment of long-term debt.

Our effective tax rate decreased by 1.7 percentage points to 20.0%. We estimate that our full-year 2022 effective tax rate will be 21% to 22%, excluding discrete tax events. For further details, see Note 11. Income Taxes.

Net earnings attributable to PMI of $4.6 billion decreased by $26 million or 0.6%. This decrease was due primarily to lower operating income as discussed above, partially offset by a lower effective income tax rate. Basic EPS of $2.94 and diluted EPS of $2.93 was flat versus the prior year comparative period. Excluding an unfavorable currency impact of $0.39, diluted EPS increased by 13.3%.

Consolidated Operating Results for the Three Months Ended June 30, 2022
The following discussion compares our consolidated operating results for the three months ended June 30, 2022, with the three months ended June 30, 2021.

During the quarter, our total shipment volume increased by 1.1%, driven by:

•the EU, reflecting higher heated tobacco unit shipment volume across the Region (notably in Italy and Poland), partly offset by lower cigarette shipment volume (mainly in France and Spain, partially offset by Poland);
•Middle East & Africa, reflecting higher cigarette shipment volume (primarily in PMI Duty Free and Turkey, partly offset by Egypt) and higher heated tobacco unit shipment volume (mainly in Egypt, Lebanon and PMI Duty Free); and
•Americas, primarily reflecting higher cigarette shipment volume, mainly in Argentina and Brazil;
partly offset by
•Eastern Europe, reflecting lower cigarette and heated tobacco unit shipment volume (primarily in Russia and Ukraine);
•South & Southeast Asia, primarily reflecting lower cigarette shipment volume, mainly in the Philippines, partly offset by Indonesia; and

•East Asia & Australia, reflecting lower cigarette and heated tobacco unit shipment volume, primarily in Japan.

Excluding Russia and Ukraine, our total shipment volume increased by 3.0%, with a decrease of 3.4% in the Eastern Europe Region.

Impact of Inventory Movements

Excluding the net unfavorable impact of estimated distributor inventory movements of approximately 1.9 billion units, our total in-market sales increased by 2.2%.

The net unfavorable impact of approximately 1.9 billion units reflected:
•A net unfavorable impact of 2.3 billion heated tobacco units, essentially due to Japan (reflecting the delayed timing of shipments, as the company manages the cancellation of planned heated tobacco unit manufacturing in Russia and disruptions in global supply chains generally); partly offset by
•A net favorable impact of 0.4 billion cigarettes, mainly driven by PMI Duty Free (reflecting the replenishment of distributor inventories to account for increased passenger traffic in certain geographies), partially offset by Spain (mainly reflecting inventory movements in the second quarter of 2021).

Excluding Russia and Ukraine, our total in-market sales increased by 4.2%.

Our total heated tobacco unit in-market sales volume in the quarter was 25.7 billion units, or 21.1 billion units excluding Russia and Ukraine, representing growth of 12.1% and 19.9%, respectively.

Our cigarette shipment volume by brand and heated tobacco units shipment volume are shown in the table below:

PMI Shipment Volume by Brand (Million Units)
	Second-Quarter
	2022	2021	Change
Cigarettes
Marlboro	62,671	58,466	7.2%
L&M	21,022	22,096	(4.9)%
Chesterfield	17,086	14,269	19.7%
Parliament	10,960	10,023	9.3%
Philip Morris	10,317	10,590	(2.6)%
Sampoerna A	9,786	9,186	6.5%
Dji Sam Soe	5,928	5,422	9.3%
Lark	2,866	3,882	(26.2)%
Next	2,394	2,300	4.1%
Others	14,648	19,904	(26.4)%
Total Cigarettes	157,678	156,138	1.0%
Heated Tobacco Units	24,821	24,356	1.9%
Total Cigarettes and Heated Tobacco Units	182,499	180,494	1.1%
Note: Lark includes Lark Harmony; Next includes Next Dubliss; Philip Morris includes Philip Morris/Dubliss; and Sampoerna A includes Sampoerna.

The increase in our heated tobacco unit shipment volume was mainly driven by the EU (notably Italy and Poland) and Middle East & Africa (primarily Egypt, Lebanon and PMI Duty Free), partly offset by Japan and Eastern Europe (mainly Russia and Ukraine). Excluding Russia and Ukraine, our heated tobacco unit shipment volume increased by 7.4%.

Our cigarette shipment volume of the following brands increased:
•Marlboro, mainly driven by PMI Duty Free, Russia and Turkey, partly offset by the Philippines;
•Chesterfield, primarily driven by Brazil, the Philippines and Russia;
•Parliament, mainly driven by Turkey and PMI Duty Free, partly offset by Ukraine;
•Sampoerna A in Indonesia, primarily driven by premium A Mild;
•Dji Sam Soe in Indonesia, mainly driven by Dji Sam Soe Magnum Mild; and
•Next, primarily driven by Russia.

Our cigarette shipment volume of the following brands decreased:
•L&M, primarily due to Egypt, Spain, Thailand, Turkey and Ukraine, partly offset by PMI Duty Free;
•Philip Morris, mainly due to Russia and Ukraine, partly offset by Japan and Kazakhstan;
•Lark, primarily due to Japan and Turkey; and
•"Others," mainly due to: mid-price Sampoerna U (Indonesia); and low-price Bond Street (primarily due to Kazakhstan, Russia and Ukraine), Fortune (Philippines), More (Philippines) and Morven (Pakistan).

Excluding Russia and Ukraine, our cigarette shipment volume increased by 5.6% for Marlboro, 8.6% for Chesterfield, 15.3% for Parliament and 18.0% for Philip Morris, and decreased by 2.9% for L&M and 5.2% for Next.

International Share of Market

Our total international market share (excluding China and the United States, as well as Russia and Ukraine), increased by 0.4 points to 27.0%, reflecting:
•Market share for heated tobacco units of 3.5%, up by 0.5 points; and
•Market share for cigarettes of 23.5%, down by 0.1 point.

Excluding China and the United States, as well as Russia and Ukraine, our total international cigarette sales volume as a percentage of total industry cigarette sales volume increased by 0.1 point to 24.7%, mainly reflecting a higher cigarette market share and/or favorable geographic mix impact, notably in Brazil, Indonesia, PMI Duty Free, Poland and Turkey, partly offset by France and the Philippines.

Financial Summary
Financial Summary - Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues (1)	$7,832	$7,594	3.1%	8.7%	$238	$(501)	$79	$142	$265	$253
Cost of Sales (2)	(2,648)	(2,353)	(12.5)%	(15.3)%	(295)	116	(51)	—	(282)	(78)
Marketing, Administration and Research Costs (3)	(2,092)	(2,093)	—%	(2.4)%	1	86	(34)	—	—	(51)
Amortization of Intangibles	(36)	(19)	(89.5)%	5.3%	(17)	—	(18)	—	—	1
Operating Income	$3,056	$3,129	(2.3)%	8.0%	$(73)	$(299)	$(24)	$142	$(17)	$125
(1) Favorable Cost/Other variance includes a $246 million reduction in net revenues in 2021 related to the Saudi Arabia customs assessments. For more details, see Note 10. Contingencies.
(2) Cost/Other variance includes charges in 2022 of $20 million related to the war in Ukraine. For more details, see Note 3. War in Ukraine.

(3) Cost/Other variance includes charges in 2022 of $60 million related to the war in Ukraine, $52 million in 2022 related to costs associated with the Swedish Match AB offer and charges in 2021 of $79 million related to asset impairment and exit costs. For more details, see Note 3. War in Ukraine and Note 17. Asset Impairment and Exit Costs.

During the quarter, net revenues, excluding currency and acquisitions, increased by 8.7%, mainly reflecting: favorable volume/mix, primarily driven by higher heated tobacco unit volume, device volume and cigarette volume, partly offset by unfavorable device mix and cigarette mix; a favorable comparison related to the Saudi Arabia customs assessments of $246 million in 2021, shown in "Cost/Other"; and a favorable pricing variance, driven by higher combustible tobacco pricing, partly offset by lower device pricing.

During the quarter, Russia and Ukraine accounted for around 8% of PMI's total net revenues.

The unfavorable currency in net revenues was due primarily to the Euro, Japanese yen, Philippine peso and Polish zloty, partly offset by the Russian ruble.

Net revenues include $2.3 billion in both 2022 and 2021 related to the sale of RRPs.

Operating income decreased by 2.3%. Operating income, excluding currency and acquisitions, increased by 8.0%, notably reflecting the following items: a favorable comparison versus the prior year period related to the Saudi Arabia customs assessments of $246 million (as noted above for net revenues) and asset impairment and exit costs of $79 million, partly offset by 2022 charges related to the war in Ukraine of $80 million and 2022 costs associated with the Swedish Match AB offer of $52 million. In addition to these items, the increase was also driven by a favorable pricing variance, partly offset by higher manufacturing costs (mainly due to higher logistics costs and other inflationary impacts, partially offset by productivity). Volume/mix was slightly unfavorable, reflecting unfavorable cigarette mix, heated tobacco unit mix and device mix, as well as the unfavorable impact on profitability of higher device volume, partly offset by higher heated tobacco unit volume and cigarette volume.

Interest expense, net, of $126 million decreased by $35 million (21.7)%.

Our effective tax rate decreased by 1.7 percentage points to 20.3%. For further details, see Note 11. Income Taxes.

Net earnings attributable to PMI of $2.2 billion increased by $61 million or 2.8%. This increase was due primarily to a lower effective tax rate and lower interest expense, net, partly offset by lower operating income as discussed above. Basic EPS of $1.44 increased by 3.6%. Diluted EPS of $1.43 increased by 2.9%. Excluding an unfavorable currency impact of $0.16, diluted EPS increased by 14.4%.

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

•regulatory restrictions on our products, including restrictions on the packaging, marketing, and sale of tobacco or other nicotine-containing products or related devices that could reduce our competitiveness, eliminate our ability to communicate with adult consumers, or even ban certain of our products;
•fiscal challenges, such as excessive excise tax increases and discriminatory tax structures;
•illicit trade in cigarettes and other tobacco and nicotine-containing products, including counterfeit, contraband and so-called “illicit whites”;
•intense competition, including from non-tax paid volume by certain local manufacturers;
•pending and threatened litigation as discussed in Note 10. Contingencies; and

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

EU Tobacco Excise Directive ("TED"): The EU Commission is preparing a legislative proposal for the revision of the 2011 EU Tobacco Excise Directive that may include definitions and tax treatment for novel tobacco and nicotine-containing products, including heated tobacco products and e-cigarettes. The proposal is expected to be published in the course of 2022 and adopted by the EU Council in 2023. Any final amendments to TED require unanimous agreement by all EU member states, followed by transposition of TED into national legislation. The potential effective date for any changes to TED, after the transposition period, is early 2025.

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

Restrictions and Bans on the Use of Ingredients: The WHO and others in the public health community have recommended restrictions or total bans on the use of some or all ingredients in tobacco products, including menthol. Broad restrictions and ingredient bans would require us to reformulate our American blend tobacco products and could reduce our ability to differentiate these products in the market in the long term. In many countries, menthol bans would eliminate the entire category of mentholated tobacco products. The European Union banned cigarettes and roll-your-own tobacco products with characterizing flavors. Other tobacco products, including heated tobacco products, are currently exempted from this characterizing flavor ban. However, the European Union Commission adopted a proposal for a delegated directive that would end this exemption. If the European Parliament and the Council of the European Union do not object, the Commission's proposal will be published and will enter into force. If fully enacted, it would likely take effect in the second half of 2023 and ban the use of characterizing flavors in heated tobacco products in the European Union, impacting a significant proportion of our RRP products currently sold in the European Union. Other countries may follow the EU’s approach toward tobacco product ingredients. Turkey banned menthol as of May 2020. Broader ingredient bans have been adopted by Brazil and Canada.

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

Other Regulatory Issues: Some regulators are considering, or in some cases have adopted, regulatory measures designed to reduce the supply of tobacco products. These include regulations intended to reduce the number of retailers selling tobacco products by, for example, reducing the overall number of tobacco retail licenses available or banning the sale of tobacco products within specified distances of certain public facilities. Other regulators are also considering generation sales bans, under which the sale of certain tobacco or nicotine products to people born after a certain year would be prohibited. In addition, South Africa banned the sale of tobacco products, e-cigarettes, and electronic devices that heat tobacco for several months during the COVID-19 pandemic. The ban, which was lifted on August 17, 2020, resulted in a significant increase of illicit trade of tobacco products. In Mexico, a presidential decree was adopted on May 31, 2022, prohibiting the "circulation and commercialization of electronic nicotine delivery systems, electronic non-nicotine delivery systems, alternative nicotine consumption systems, e-cigarettes and vaporizer devices with similar uses, as well as the solutions and mixtures used in said systems."

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

A number of jurisdictions are considering actions to prevent illicit trade. In November 2012, the FCTC adopted the Protocol to Eliminate Illicit Trade in Tobacco Products (the “Protocol”), which includes supply chain control measures, such as licensing of manufacturers and distributors, enforcement of these control measures in free trade zones, controls on duty free and Internet channels and the implementation of tracking and tracing technologies. To date, 65 Parties, including the European Union, have ratified it. The Protocol came into force in September 2018. Parties must start implementing its provisions in their national legislation. In November 2021, the second Meeting of the Parties to the Protocol decided, among others, to focus on the implementation of a framework for global information sharing to combat illicit tobacco trade and enable the parties to exchange products' tracking and tracing information in a secure manner. We welcome this decision and expect that other Parties will ratify the Protocol.

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

We also entered into a licensing agreement with Kaival Brands International, LLC in June 2022 to manufacture and distribute an e-vapor product, known in the U.S. as the BIDI® Stick. The agreement grants PMI certain intellectual property rights relating to the premium e-vapor device and, potentially, other newly developed devices, to permit PMI to manufacture, promote, sell, and distribute the e-vapor device and, to the extent included, other newly developed devices in international markets outside of the U.S.

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

As of June 30, 2022, excluding Russia and Ukraine, PMI's smoke-free products are available for sale in 70 markets.

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

An adequate supply chain for our RRP portfolio, including the supply of electronic devices, is important to our business. We work with five electronics manufacturing service providers for the supply of our Platform 1 and Platform 4 devices, and a small number of other providers for other products in our RRP portfolio and related accessories. Due to the COVID-19 pandemic, the operations of our two main electronic manufacturing service providers were temporarily suspended at different times. Even though these suspensions did not materially affect our operations, if one or more of these service providers were significantly constrained at the same time, the supply of the devices could be disrupted. Although we work closely with these service providers on monitoring their production capability and financial health, we cannot guarantee that they will remain capable of meeting their commitments, particularly during the COVID-19 pandemic and the armed conflict between Russia and Ukraine; if they will not, the commercialization of our RRPs could be adversely affected. The production of our RRP portfolio requires various metals, and we believe that there is an adequate supply of such metals in the world markets to satisfy our current and anticipated production requirements. However, some components and materials necessary for the production of our RRPs, including those for the electronic devices, are obtained from single or limited sources, and can be subject to industry-wide shortages and price fluctuations. While we were successful in maintaining adequate supply of such components and materials so far, we may not be able to secure such supply going forward, particularly during the COVID-19 pandemic and the supply chain disruptions caused by the armed conflict between Russia and Ukraine; this could negatively impact the commercialization of our RRPs.

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

Our near-term planned commercialization efforts for the other PMI-developed RRP platforms are as follows:

•We started commercializing an improved version of our IQOS MESH product in Canada, Croatia, the Czech Republic, Finland, France, Greece, Italy, Ukraine, New Zealand and the Slovak Republic under the IQOS VEEV or VEEV brand names. We currently plan to launch this product in additional markets.

•Following the consumer test conducted in 2020, and the results of the product use and adaptation study described above, we are incorporating our learnings into our plans to improve our Platform 3 product.

•We launched a Platform 5 product in Sweden in January 2022, and have since launched it in nine additional markets, that is a reformulated version of the already commercialized nicotine pouches bearing the Shiro brand by our newly acquired affiliate AG Snus.

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

On April 30, 2019, the FDA determined that a version of our Platform 1 product, namely, IQOS 2.4 and three related consumables, is appropriate for the protection of public health ("APPH") and authorized it for sale in the United States. The FDA’s decision followed its comprehensive assessment of our PMTA. On December 7, 2020, the FDA reached the same determination for the IQOS 3 device and authorized that version of our Platform 1 product for sale in the United States.

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

On April 29, 2022, we submitted the Annual Report for the IQOS Tobacco Heating System ("THS") to the US Food and Drug Administration. The report included a systematic review of the literature covering publications related to the IQOS THS between March 1, 2021 and February 28, 2022. 226 publications were identified, of which 132 were in English and contained original research or data on Heated Tobacco Products (27 from PMI or other tobacco manufacturers and 105 from independent researchers). The report concludes that, although the scientific evidence continues to develop and evolve, the extensive data reviewed confirms that while HTPs are not risk-free, the risks of HTPs are significantly reduced for both users and non-users against the well-proven risks of continued smoking, and therefore continue to support the APPH status of IQOS THS.

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

In June 2022, the SHC published new advice on e-cigarettes in which they confirm that e-cigarettes are substantially less harmful than smoking cigarettes and therefore a better alternative for smokers. The SHC underlines that the vast majority of the risks of tobacco smoking are not caused by nicotine, but by the harmful substances that are released by the combustion of tobacco. Based on the cited science they call for legislation that makes a clear distinction between cigarettes and e-cigarettes, by focusing on better-informing smokers about the benefits of the lower-risk (but not risk-free) alternative, as well as on protecting non-smokers and young people.

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

Our RRP Business Development Initiatives: In December 2013, we established a strategic framework with Altria Group, Inc. (“Altria”) setting out terms on how the parties would collaborate to develop and commercialize e-vapor products and commercialize two of our RRPs in the U.S. In late 2018, Altria announced that it will participate in the e-vapor category only through another e-vapor company in which Altria acquired a minority interest. In September 2019, Altria's subsidiary, Philip Morris USA Inc. (“PM USA”), began commercialization of a version of our Platform 1 product in the U.S. Under the agreement, PM USA must achieve certain milestones to maintain its exclusive distribution right and additional milestones to extend the agreement after the initial 5-year term. PMI and Altria are currently discussing these milestones, the contractual obligations, and the impact of the United States International Trade Commission (“ITC”) Orders (For more details please refer to Note 10. Contingencies).

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

Governmental Investigations

From time to time, we are subject to governmental investigations on a range of matters, including tax, customs, antitrust, advertising, and labor practices. We describe certain matters pending in Russia, South Korea and Thailand in Note 10. Contingencies.

In November 2010, a World Trade Organization ("WTO") panel issued its decision in a dispute between the Philippines and Thailand, concerning a series of Thai customs and tax measures affecting cigarettes imported by PM Thailand into Thailand (see Note 10. Contingencies for additional information). The decision concluded that Thailand had no basis to find that PM Thailand's declared customs values and taxes paid were too low, as alleged by the Thai government, and created obligations for Thailand to revise its laws, regulations, or practices affecting the customs valuation and tax treatment of future cigarette imports. Thailand agreed to fully comply with the decision, but the Philippines asserts that to date Thailand has not fully complied with the WTO panel decision and commenced challenges at the WTO Appellate Body. The WTO Appellate Body is not operational, and the appeals by Thailand are suspended indefinitely. In December 2020, the Philippines and Thailand agreed to pursue facilitator-assisted discussions aimed at progressing and resolving outstanding issues and the countries have since agreed to seek the establishment of a bilateral consultative mechanism, with the goal of reaching a comprehensive settlement of their dispute, consistent with their rights and obligations under the WTO Agreement, as well as the recommendations and rulings of the WTO Dispute Settlement Body.

The Public Prosecutor’s office of Rome, Italy, notified our Italian subsidiary, Philip Morris Italia S.r.l. (“PM Italia”), as well as three former or current employees and a former external consultant of PM Italia in July 2020 and March 2020, respectively, that it concluded a preliminary investigation against them for alleged contravention of anti-corruption laws and related disruption of trade freedom. The Public Prosecutor alleges that the individuals involved promised certain personal favors to government officials from January to July of 2018 in exchange for favorable treatment for PM Italia, and that PM Italia lacked appropriate organizational controls to prevent the alleged actions by the individuals. BAT has filed a civil claim against PM Italia claiming vicarious liability for any wrongdoing of its former or current employees and seeking EUR 50 million in damages. The court admitted the claim as a matter of course and issued summons for PM Italia to appear as civil party in the case. The next trial hearing is scheduled for October 5, 2022. PM Italia believes the charges brought against it by the Public Prosecutor are without merit and will defend them vigorously.

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

Asset Impairment and Exit Costs

We discuss asset impairment and exit costs in Note 17. Asset Impairment and Exit Costs to our condensed consolidated financial statements.

U.S. GAAP Treatment of Turkey as a Highly Inflationary Economy

Following the categorization of Turkey by the International Practices Task Force of the Center for Audit Quality as a country with a three-year cumulative inflation rate greater than 100%, the country is considered highly inflationary in accordance with U.S. GAAP. Consequently, PMI has begun to account for the operations of its Turkish affiliates as highly inflationary, and treat the U.S. dollar as the functional currency of the affiliates, effective April 1, 2022. The impact of this accounting change was not material to our condensed consolidated financial statements for the six months and three months ended June 30, 2022.

Acquisitions and Other Business Arrangements

We discuss our acquisitions in Note 2. Acquisitions to our condensed consolidated financial statements.

Swedish Match Offer

On May 11, 2022, Philip Morris Holland Holdings B.V. ("PMHH"), an affiliate of PMI, announced a recommended public offer to the shareholders of Swedish Match AB ("Swedish Match") to tender all shares in Swedish Match to PMHH at a price of SEK 106 in cash per share. The total value of the Swedish Match offer amounts to approximately SEK 161.2 billion, or approximately $16.0 billion, using the exchange rate at the time of the Swedish Match offer.

On June 28, 2022, the offer document regarding PMHH's recommended offer was made public, following approval and registration by the Swedish Financial Supervisory Authority.

We expect the transaction to close in the fourth quarter of this year, subject to Swedish Match shareholder acceptance and all necessary regulatory and other approvals.

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

Equity Investments

We discuss our equity investments in Note 14. Related Parties - Equity Investments and Other to our condensed consolidated financial statements.

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

Certain states within the U.S. have enacted legislation permitting or requiring state pension funds to divest or abstain from future investment in stocks of companies that do business with certain countries that are sanctioned by the U.S. Because we do business in certain of these countries, consistent with our policy to fully comply with Trade Sanctions and as described above, these state pension funds may have divested of our stock or may not invest in our stock. We do not believe such legislation has had a material effect on the price of our shares.

PMI is also subject to various Trade Sanctions imposed by the EU and other jurisdictions ("Trade Sanctions"). We comply fully with these Trade Sanctions.

On June 24, 2021, the EU introduced sanctions regarding Belarus aimed at specific sectors of the Belarus economy, including the tobacco sector. Subsequently, seven non-EU countries (Norway, Iceland, Liechtenstein, North Macedonia, Bosnia and Herzegovina, Montenegro, and Albania) announced that they “aligned themselves” with the majority of the EU sanctions. Switzerland and the UK have also imposed sanctions similar in scope to the EU sanctions.

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

Following the start of the conflict in Ukraine on February 24, 2022, the U.S., the EU, the UK, Switzerland, Canada, Australia, New Zealand, Singapore, South Korea, Japan and other countries introduced extensive economic sanctions and export controls against Russia. While the introduced sanctions slightly vary from jurisdiction to jurisdiction, they are largely aligned. The restrictions are primarily targeted at the Russian financial, banking, oil, military, aviation and marine sectors. The U.S. has also introduced a prohibition on new investment in the Russian Federation by a U.S. person, wherever located. Among sanctions targets are Russian political figures and military personnel, certain oligarchs and journalists, and companies operating in the above-mentioned sectors. Export to Russia of certain luxury goods, and goods and technology which might contribute to Russia’s technological enhancement was banned. Seven non-EU countries (Norway, Iceland, Liechtenstein, North Macedonia, Bosnia and Herzegovina, Montenegro, and Albania) announced that they “aligned themselves” with the majority of the EU sanctions. Ukraine imposed its own sanctions against Russia, and certain targeted Russian entities and individuals. On April 8, 2022, the EU introduced additional trade restrictions banning, among many other goods, the export of certain non-tobacco materials used to produce cigarettes and heated tobacco consumables in Russia. On April 27, 2022, Switzerland introduced similar restrictions. In addition, the EU, the UK, Switzerland, Canada and Australia sanctioned Mr. Igor Kesaev, a non-majority shareholder of Megapolis Distribution B.V.

Russia introduced certain countermeasures aimed at reducing the effect of Western sanctions. Countermeasures include the ban on export of certain goods from Russia, including tobacco-related production equipment, restrictions on lending to foreign borrowers, repatriation of dividends and transactions with securities and real estate involving companies from “hostile” countries (i.e., those which introduced sanctions regarding Russia).

PMI complies with all applicable laws and regulations, including sanctions, in the markets where it operates. We have taken appropriate actions in response to the latest sanctions to ensure full compliance with the relevant restrictions.

Segment Operating Results – Three Months and Six Months Ended June 30, 2022

The following discussion compares operating results within each of our geographical segments and the Wellness and Healthcare segment for the three months and six months ended June 30, 2022, with the three months and six months ended June 30, 2021.

Unless otherwise stated, references to total industry, total market, our shipment volume and our market share performance reflect cigarettes and heated tobacco units. Estimates for total industry volume and market share in certain geographies reflect limitations on the availability and accuracy of industry data during pandemic-related restrictions.

European Union:

Financial Summary - Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$3,143	$3,149	(0.2)%	10.1%	$(6)	$(327)	$3	$(35)	$353	$—
Operating Income	$1,519	$1,641	(7.4)%	7.5%	$(122)	$(245)	$—	$(35)	$221	$(63)

For the three months ended June 30, 2022, net revenues, excluding currency and acquisitions, increased by 10.1%, reflecting: favorable volume/mix, mainly driven by higher heated tobacco unit volume and device volume, partly offset by lower cigarette volume; partially offset by an unfavorable pricing variance, primarily reflecting lower device pricing, partly offset by higher combustible pricing.

Operating income, excluding currency and acquisitions, increased by 7.5%, primarily reflecting: favorable volume/mix, mainly driven by higher heated tobacco unit volume, partly offset by lower cigarette volume; partially offset by higher marketing, administration and research costs; an unfavorable pricing variance; and higher manufacturing costs (primarily due to inflationary impacts).

Financial Summary - Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$6,155	$6,058	1.6%	10.3%	$97	$(533)	$7	$(30)	$653	$—
Operating Income	$3,046	$3,131	(2.7)%	9.8%	$(85)	$(390)	$(2)	$(30)	$429	$(92)

For the six months ended June 30, 2022, net revenues, excluding currency and acquisitions, increased by 10.3%, reflecting: favorable volume/mix, mainly driven by higher heated tobacco unit volume and device volume, partly offset by lower cigarette volume, unfavorable cigarette mix and unfavorable heated tobacco unit mix; partially offset by an unfavorable pricing variance, mainly due to lower device pricing and heated tobacco unit pricing, partly offset by higher combustible pricing.

Operating income, excluding currency and acquisitions, increased by 9.8%, primarily reflecting: favorable volume/mix, mainly driven by higher heated tobacco unit volume, partly offset by lower cigarette volume, unfavorable cigarette mix and unfavorable heated tobacco unit mix; partially offset by higher marketing, administration and research costs; higher manufacturing costs (primarily due to inflationary impacts); and an unfavorable pricing variance.

European Union - Total Market, PMI Shipment Volume and Market Share Commentaries

Total market and market share performance are shown in the table below:

European Union Key Data	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2022	2021	% / pp	2022	2021	% / pp
Total Market (billion units)	126.4	122.2	3.4%	235.9	228.7	3.2%

PMI Market Share
Marlboro	16.0%	16.6%	(0.6)	16.1%	16.8%	(0.7)
L&M	5.4%	5.6%	(0.2)	5.4%	5.7%	(0.3)
Chesterfield	5.6%	5.4%	0.2	5.6%	5.5%	0.1
Philip Morris	2.0%	2.2%	(0.2)	2.1%	2.2%	(0.1)
Heated Tobacco Units	7.1%	5.5%	1.6	7.3%	5.5%	1.8
Others	3.0%	3.1%	(0.1)	3.0%	3.0%	—
Total European Union	39.1%	38.4%	0.7	39.6%	38.8%	0.8
Note: Sum may not foot due to roundings.

In the second quarter, the estimated total market in the EU increased by 3.4% to 126.4 billion units, primarily driven by:
•Italy, up by 5.5%, mainly reflecting the impact on adult smoker average daily consumption of the easing of pandemic-related measures;
•Poland, up by 18.5%, primarily reflecting a lower estimated prevalence of illicit trade, as well as higher border sales due to the easing of pandemic-related measures; and
•Spain, up by 9.2%, mainly reflecting the impact of increased in-bound tourism, coupled with higher border sales due to the easing of pandemic-related measures;
partly offset by
•the U.K., down by 17.6%, notably reflecting the impact of increased out-bound tourism compared to the pandemic-affected prior year period.

For the six months year-to-date, the estimated total market in the EU increased by 3.2% to 235.9 billion units, primarily driven by:
•Italy, up by 5.4%, mainly reflecting the same factor as in the quarter;
•Poland, up by 18.6%, primarily reflecting the same factors as in the quarter; and
•Spain, up by 7.0%, mainly reflecting the same factors as in the quarter;
partly offset by
•Germany, down by 5.4%, primarily reflecting the impact of excise tax-driven price increases and higher cross-border (non-domestic) purchases due to the easing of pandemic-related measures; and
•the U.K., down by 11.2%, primarily reflecting the same factor as in the quarter.

In the second quarter, our total shipment volume increased by 4.6% to 50.6 billion units, mainly driven by:
•Italy, up by 10.6%, primarily reflecting the higher total market and a higher market share driven by heated tobacco units; and
•Poland, up by 20.1%, mainly reflecting the higher total market and a higher market share driven by heated tobacco units.

For the six months year-to-date, our total shipment volume increased by 4.4% to 95.6 billion units, primarily driven by:
•Italy, up by 5.9%, primarily reflecting the same factors as in the quarter; and
•Poland, up by 20.4%, mainly reflecting the same factors as in the quarter.

Eastern Europe:

Financial Summary - Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$898	$895	0.3%	(1.7)%	$3	$18	$—	$89	$(104)	$—
Operating Income	$291	$314	(7.3)%	(25.2)%	$(23)	$56	$—	$89	$(69)	$(99)

For the three months ended June 30, 2022, net revenues, excluding currency and acquisitions, decreased by 1.7%, reflecting: unfavorable volume/mix, mainly due to lower cigarette volume and heated tobacco unit volume; partly offset by a favorable pricing variance, primarily driven by higher combustible pricing.

During the quarter, Russia and Ukraine accounted for around 68% of PMI's total net revenues in the Region.

Operating income, excluding currency and acquisitions, decreased by 25.2%, primarily reflecting 2022 charges related to the war in Ukraine ($80 million), as well as unfavorable volume/mix, primarily due to the same factors as for net revenues; and higher manufacturing costs; partly offset by a favorable pricing variance.

Financial Summary - Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$1,624	$1,691	(4.0)%	(0.8)%	$(67)	$(54)	$—	$125	$(138)	$—
Operating Income	$435	$575	(24.3)%	(23.7)%	$(140)	$(4)	$—	$125	$(95)	$(166)

For the six months ended June 30, 2022, net revenues, excluding currency and acquisitions, decreased by 0.8%, reflecting: unfavorable volume/mix, mainly due to lower cigarette volume, lower heated tobacco unit volume and unfavorable cigarette mix; largely offset by a favorable pricing variance, primarily driven by higher combustible pricing.

For the six months ended June 30, 2022, Russia and Ukraine accounted for around 67% of PMI's total net revenues in the Region.

Operating income, excluding currency and acquisitions, decreased by 23.7%, primarily reflecting 2022 charges related to the war in Ukraine ($122 million), as well as unfavorable volume/mix, mainly due to the same factors as for net revenues; higher manufacturing costs; and higher marketing, administration and research costs; partly offset by a favorable pricing variance.

Eastern Europe - Total Market, PMI Shipment Volume and Market Share Commentaries

Given the company's intention to exit the Russian market and the impact of the war in Ukraine on business operations in the country, PMI's references to the total market estimate for the Eastern Europe Region exclude Russia and Ukraine.

In the second quarter, the estimated total market in Eastern Europe, excluding Russia and Ukraine, decreased, mainly due to:
•Kazakhstan, down by 4.7%. Excluding the net unfavorable impact of estimated trade inventory movements, total in-market sales volume increased by 2.7%, notably reflecting the impact of population inflow;
partly offset by
•Southeast Europe, up by 11.0%, mainly reflecting increased in-bound travel, the impact on adult smoker average daily consumption of the easing of pandemic-related measures and a lower estimated prevalence of illicit trade.

For the six months year-to-date, the estimated total market in Eastern Europe, excluding Russia and Ukraine, decreased, mainly due to:
•Central Asia, down by 10.9%, primarily reflecting a higher estimated prevalence of illicit trade following excise tax-driven price increases in July 2021;
partly offset by
•Southeast Europe, up by 10.6%, mainly reflecting the same factors as in the quarter.

The company's reported shipment volume, presented below, includes Russia and Ukraine.
In the second quarter, our total shipment volume decreased by 10.4% to 26.6 billion units, primarily due to:
•Russia, down by 4.5%, due to cigarettes and heated tobacco units; and
•Ukraine, down by 48.3%, due to cigarettes and heated tobacco units.

During the quarter of 2022, Russia and Ukraine accounted for around 71% of PMI's total shipment volume in the Region. Excluding Russia and Ukraine, total shipment volume decreased by 3.4%.

For the six months year-to-date, our total shipment volume decreased by 7.8% to 50.9 billion units, primarily due to:
•Russia, down by 7.1%, due to cigarettes and heated tobacco units; and
•Ukraine, down by 25.5%, due to cigarettes and heated tobacco units.
For the six months year-to-date of 2022, Russia and Ukraine accounted for around 72% of PMI's total shipment volume in the Region. Excluding Russia and Ukraine, total shipment volume increased by 0.2%.

Middle East & Africa:

Financial Summary - Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$1,006	$560	79.6%	87.7%	$446	$(45)	$—	$20	$221	$250
Operating Income	$498	$16	+100%	+100%	$482	$(4)	$—	$20	$182	$284

For the three months ended June 30, 2022, net revenues, excluding currency and acquisitions, increased by 87.7%, notably reflecting a favorable comparison related to the Saudi Arabia customs assessments of $246 million in 2021, shown in "Cost/Other", favorable volume/mix, mainly driven by higher cigarette volume, higher heated tobacco unit volume and favorable cigarette mix; and a favorable pricing variance, driven by combustible pricing.

Operating income, excluding currency and acquisitions, increased by +100%, notably reflecting a favorable comparison related to the Saudi Arabia customs assessments in 2021 (as noted above for net revenues), favorable volume/mix, mainly driven by the same factors as for net revenues; lower marketing, administration and research costs; and a favorable pricing variance.

Financial Summary - Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$1,997	$1,361	46.7%	61.0%	$636	$(194)	$—	$183	$386	$261
Operating Income	$1,019	$351	+100%	+100%	$668	$(119)	$—	$183	$307	$297

For the six months ended June 30, 2022, net revenues, excluding currency and acquisitions, increased by 61.0%, notably reflecting a favorable comparison related to the Saudi Arabia customs assessments of $246 million in 2021, shown in "Cost/Other", favorable volume/mix, primarily driven by higher cigarette volume, higher heated tobacco unit volume and favorable cigarette mix; and a favorable pricing variance, mainly driven by combustible pricing.

Operating income, excluding currency and acquisitions, increased by +100%, notably reflecting a favorable comparison related to the Saudi Arabia customs assessments in 2021 (as noted above for net revenues), favorable volume/mix, primarily driven by the same factors as for net revenues; a favorable pricing variance; and lower marketing, administration and research costs; partly offset by higher manufacturing costs.

Middle East & Africa - Total Market, PMI Shipment Volume and Market Share Commentaries

In the second quarter, the estimated total market in the Middle East & Africa increased, mainly driven by:

•International Duty Free, up by 60.1%, primarily reflecting the impact of reduced government travel restrictions and increased passenger traffic in certain geographies; and
•Turkey, up by 2.4%, mainly reflecting the impact on adult smoker average daily consumption of the easing of pandemic-related measures, coupled with increased in-bound tourism, partly offset by a higher estimated prevalence of illicit trade;
partly offset by
•South Africa, down by 20.9%, primarily reflecting a higher estimated prevalence of illicit trade.

For the six months year-to-date, the estimated total market in the Middle East & Africa increased, mainly driven by:
•International Duty Free, up by 45.9%, reflecting the same factors as in the quarter;
partly offset by
•Algeria, down by 17.7%, or by 8.4% excluding the net unfavorable impact of estimated trade inventory movements, primarily reflecting industry supply chain disruptions.

In the second quarter, our total shipment volume increased by 15.7% to 35.7 billion units, mainly driven by:
•PMI Duty Free, up by +100%, or by 66.9% excluding the net favorable impact of estimated distributor inventory movements (primarily due to cigarettes), reflecting the higher total market and a higher market share; and
•Turkey, up by 7.4%, primarily reflecting a higher market share, driven by cigarettes, and the higher total market.

Excluding the net favorable impact of estimated distributor inventory movements, our total in-market sales volume increased by 10.9%.

For the six months year-to-date, our total shipment volume increased by 12.2% to 66.1 billion units, mainly driven by:
•PMI Duty Free, up by +100%, or by 55.2% excluding the net favorable impact of estimated distributor inventory movements (primarily due to cigarettes), reflecting the same factors as in the quarter; and
•Turkey, up by 4.3%, primarily reflecting a higher market share driven by cigarettes.

Excluding the net favorable impact of estimated distributor inventory movements, our total in-market sales volume increased by 7.6%.

South & Southeast Asia:

Financial Summary - Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$1,034	$1,046	(1.1)%	2.6%	$(12)	$(39)	$—	$17	$10	$—
Operating Income	$306	$331	(7.6)%	(0.9)%	$(25)	$(22)	$—	$17	$(36)	$16

For the three months ended June 30, 2022, net revenues, excluding currency and acquisitions, increased by 2.6%, reflecting: a favorable pricing variance, driven by combustible pricing; and favorable volume/mix, primarily driven by favorable cigarette mix, partly offset by lower cigarette volume.

Operating income, excluding currency and acquisitions, decreased by 0.9%, primarily reflecting: unfavorable volume/mix, mainly due to lower cigarette volume; partly offset by a favorable pricing variance; and lower marketing, administration and research costs.

Financial Summary - Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$2,157	$2,219	(2.8)%	0.9%	$(62)	$(83)	$—	$(128)	$149	$—
Operating Income	$751	$860	(12.7)%	(7.2)%	$(109)	$(47)	$—	$(128)	$51	$15

For the six months ended June 30, 2022, net revenues, excluding currency and acquisitions, increased by 0.9%, reflecting: favorable volume/mix, primarily driven by higher cigarette volume and favorable cigarette mix; partly offset by an unfavorable pricing variance, mainly due to combustible pricing.

Operating income, excluding currency and acquisitions, decreased by 7.2%, primarily reflecting: an unfavorable pricing variance; partly offset by favorable volume/mix, mainly driven by higher cigarette volume; and lower marketing, administration and research costs.

South & Southeast Asia - Total Market, PMI Shipment Volume and Market Share Commentaries

In the second quarter, the estimated total market in South & Southeast Asia increased, mainly driven by:
•India, up by 25.0%, primarily reflecting a favorable comparison versus the prior year period, during which pandemic-related restrictions impacted the movement of certain products, including tobacco; and
•Indonesia, up by 6.6%, mainly reflecting the impact on adult smoker consumption of the easing of pandemic-related measures, which drove growth in the tax-advantaged 'below tier one' segment;
partly offset by
•the Philippines, down by 16.5%, primarily reflecting the impact of first-quarter 2022 excise tax-driven price increases and related trade inventory movements.

For the six months year-to-date, the estimated total market in South & Southeast Asia increased, mainly driven by:
•India, up by 15.6%, primarily reflecting the same factor as in the quarter; and
•Indonesia, up by 6.2%, mainly reflecting the same factor as in the quarter;
partly offset by
•Bangladesh, down by 10.1%, primarily reflecting the impact of pandemic-related restrictions on mobility during February 2022; and
•Thailand, down by 13.0%, mainly reflecting the impact of excise tax-driven price increases.

In the second quarter, our total shipment volume decreased by 1.4% to 34.9 billion units, mainly due to:
•the Philippines, down by 17.7%, primarily reflecting the lower total market and a lower market share for cigarettes;
partly offset by
•Indonesia, up by 6.2%, primarily reflecting the higher total market, partly offset by a lower market share (mainly due to adult smoker down-trading to the 'below tier one' segment as a result of significantly lower retail prices, partly offset by share growth for PMI's premium and hand-rolled portfolio).

For the six months year-to-date, our total shipment volume increased by 3.0% to 72.4 billion units, mainly driven by:
•India, up by 78.0%, primarily reflecting a higher market share (driven by geographic expansion) and the higher total market; and
•Indonesia, up by 5.7%, mainly reflecting the higher total market, partly offset by a lower market share (mainly due to the same factors as in the quarter);
partly offset by
•Thailand, down by 9.5%, primarily reflecting the lower total market, partly offset by a higher market share for cigarettes.

East Asia & Australia:

Financial Summary - Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$ 1,206	$ 1,514	(20.3)%	(12.9)%	$(308)	$(112)	$—	$27	$(223)	$—
Operating Income	$ 346	$ 715	(51.6)%	(39.3)%	$(369)	$(88)	$—	$27	$(316)	$8

For the three months ended June 30, 2022, net revenues, excluding currency and acquisitions, decreased by 12.9%, reflecting: unfavorable volume/mix, mainly due to lower heated tobacco unit volume (primarily in Japan, as the company manages temporary production and supply chain impacts), as well as lower cigarette volume, unfavorable cigarette mix and unfavorable device mix, partly offset by higher device volume; partially offset by a favorable pricing variance, primarily driven by higher combustible pricing, partly offset by lower heated tobacco unit pricing and device pricing.

Operating income, excluding currency and acquisitions, decreased by 39.3%, mainly reflecting: unfavorable volume/mix, primarily due to lower heated tobacco unit volume, as well as lower cigarette volume, the unfavorable impact on profitability of higher device volume, and unfavorable mix for cigarettes, heated tobacco units and devices; and higher manufacturing costs (mainly due to higher logistics costs); partly offset by a favorable pricing variance; and lower marketing, administration and research costs.

Financial Summary - Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$2,610	$2,986	(12.6)%	(5.3)%	$(376)	$(218)	$—	$57	$(215)	$—
Operating Income	$917	$1,410	(35.0)%	(23.9)%	$(493)	$(156)	$—	$57	$(437)	$43

For the six months ended June 30, 2022, net revenues, excluding currency and acquisitions, decreased by 5.3%, reflecting: unfavorable volume/mix, mainly due to lower heated tobacco unit volume (primarily in Japan, reflecting the same factors as in the quarter), as well as lower cigarette volume, unfavorable cigarette mix and unfavorable device mix, partly offset by higher device volume; partially offset by a favorable pricing variance, primarily driven by higher combustible pricing, partly offset by lower device pricing.

Operating income, excluding currency and acquisitions, decreased by 23.9%, mainly reflecting: unfavorable volume/mix, primarily due to lower heated tobacco unit volume, as well as lower cigarette volume, the unfavorable impact on profitability of higher device volume, and unfavorable mix for cigarettes, heated tobacco units and devices; and higher manufacturing costs (mainly due to higher logistics costs); partly offset by a favorable pricing variance; and lower marketing, administration and research costs.

East Asia & Australia - Total Market, PMI Shipment Volume and Market Share Commentaries

In the second quarter, the estimated total market in East Asia & Australia, excluding China, decreased, mainly due to:
•Japan, down by 1.7%, primarily reflecting the impact of the October 2021 excise tax-driven price increase; and
•Taiwan, down by 4.7%, or by 2.3% excluding the net unfavorable impact of estimated trade inventory movements, mainly reflecting the impact of pandemic-related measures;
partly offset by

•South Korea, up by 3.5%, primarily reflecting the impact on adult smoker average daily consumption of the easing of pandemic-related measures.

For the six months year-to-date, the estimated total market in East Asia & Australia, excluding China, decreased, mainly due to:
•Japan, down by 2.5%, primarily reflecting the same factor as in the quarter; and
•Taiwan, down by 6.4%, or by 2.4% excluding the net unfavorable impact of estimated trade inventory movements, mainly reflecting the same factor as in the quarter;
partly offset by
•South Korea, up by 1.9%, primarily reflecting the same factor as in the quarter.
In the second quarter, our total shipment volume decreased by 11.0% to 18.6 billion units, mainly due to:
•Japan, down by 15.0%. Excluding the net unfavorable impact of estimated distributor inventory movements (primarily due to heated tobacco units) total in-market sales volume increased by 4.1%, reflecting a higher market share (driven by heated tobacco units), partly offset by the lower total market.

Excluding the net unfavorable impact of estimated distributor inventory movements, our total in-market sales volume increased by 2.2%.

For the six months year-to-date, our total shipment volume decreased by 4.7% to 39.4 billion units, mainly due to:
•Japan, down by 6.0%. Excluding the net unfavorable impact of estimated distributor inventory movements (primarily due to heated tobacco units) total in-market sales volume increased by 2.1%, primarily reflecting the same factor as in the quarter.

Excluding the net unfavorable impact of estimated distributor inventory movements, our total in-market sales volume increased by 0.7%.

Americas:

Financial Summary - Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$469	$430	9.1%	8.1%	$39	$4	$—	$24	$8	$3
Operating Income	$130	$112	16.1%	12.5%	$18	$4	$—	$24	$1	$(11)

For the three months ended June 30, 2022, net revenues, excluding currency and acquisitions, increased by 8.1%, primarily reflecting: a favorable pricing variance, driven by combustible pricing; and favorable volume/mix, driven by higher cigarette volume, partly offset by unfavorable cigarette mix.

Operating income, excluding currency and acquisitions, increased by 12.5%, mainly reflecting: a favorable pricing variance; partly offset by higher manufacturing costs (primarily due to inflationary impacts); and higher marketing, administration and research costs. Volume/mix was slightly favorable, reflecting higher cigarette volume, largely offset by unfavorable cigarette mix.

Financial Summary - Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$893	$864	3.4%	4.4%	$29	$(9)	$—	$43	$(8)	$3
Operating Income	$251	$246	2.0%	1.2%	$5	$2	$—	$43	$(8)	$(32)
For the six months ended June 30, 2022, net revenues, excluding currency and acquisitions, increased by 4.4%, primarily reflecting: a favorable pricing variance, driven by combustible pricing; partly offset by unfavorable volume/mix, mainly due to unfavorable cigarette mix, partially offset by higher cigarette volume.

Operating income, excluding currency and acquisitions, increased by 1.2%, mainly reflecting: a favorable pricing variance; largely offset by higher manufacturing costs (primarily due to inflationary impacts); higher marketing, administration and research costs; and unfavorable volume/mix, mainly due to the same factors as for net revenues.

Americas - Total Market, PMI Shipment Volume and Market Share Commentaries

In the second quarter, the estimated total market in Americas, excluding the U.S., increased, primarily driven by:
•Argentina, up by 10.2%, mainly reflecting a favorable comparison due to the impact on adult smoker average daily consumption of strict pandemic-related measures implemented during the second quarter of 2021; and
•Brazil, up by 12.8%, primarily reflecting a lower estimated prevalence of illicit trade;
partly offset by
•Canada, down by 19.6%, notably reflecting out-switching from cigarettes to e-vapor products.

For the six months year-to-date, the estimated total market in Americas, excluding the U.S., increased, primarily driven by:
•Argentina, up by 4.6% mainly reflecting the same factor as in the quarter; and
•Brazil, up by 8.4%, primarily reflecting the same factor as in the quarter;
partly offset by

•Canada, down by 15.9%, notably reflecting the impact of price increases and out-switching from cigarettes to e-vapor products.
In the second quarter, our total shipment volume increased by 5.4% to 16.2 billion units, mainly driven by:
•Argentina, up by 4.3%, primarily reflecting the higher total market, partly offset by a lower market share due to adult smoker down-trading to ultra-low-price brands produced by local manufacturers; and
•Brazil, up by 18.4%, mainly reflecting the higher total market and a higher market share driven by Chesterfield.

For the six months year-to-date, our total shipment volume increased by 2.5% to 31.1 billion units, mainly driven by:
•Brazil, up by 11.7%, primarily reflecting the same factors as in the quarter; and
•Mexico, up by 1.6%, mainly reflecting a higher market share for cigarettes;
partly offset by
•Argentina, down by 1.8%, primarily reflecting a lower market share due to adult smoker down-trading to ultra-low-price brands produced by local manufacturers.

Wellness and Healthcare:

In the third quarter of 2021, we acquired Fertin Pharma A/S, Vectura Group plc. and OtiTopic, Inc. On March 31, 2022, we launched a new Wellness and Healthcare business, Vectura Fertin Pharma, consolidating these entities. The operating results of this business are reported in the Wellness and Healthcare segment (formerly the Other category). The business operations of our Wellness and Healthcare segment are managed and evaluated separately from the geographical segments.

Financial Summary - Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$76	$—	—%	—%	$76	$—	$76	$—	$—	$—
Operating Income / (Loss)	$(34)	$—	—%	—%	$(34)	$—	$(24)	$—	$—	$(10)

For the three months ended June 30, 2022, we recorded net revenues of $76 million in the Wellness and Healthcare segment, with an operating loss of $34 million, primarily reflecting the amortization of intangibles related to the acquisitions, as well as investments in research and development.

Financial Summary - Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$142	$—	—%	—%	$142	$—	$142	$—	$—	$—
Operating Income / (Loss)	$(65)	$—	—%	—%	$(65)	$—	$(48)	$—	$—	$(17)

For the six months ended June 30, 2022, we recorded net revenues of $142 million in the Wellness and Healthcare segment, with an operating loss of $65 million, primarily reflecting the amortization of intangibles related to the acquisitions, investments in research and development, and expenses related to employee retention programs.

Financial Review

Cash Flow Highlights

	For the Six Months Ended June 30,
(in millions)	2022	2021
Net cash provided by operating activities	$4,642	$4,065
Net cash used in investing activities	(55)	(128)
Net cash used in financing activities	(3,800)	(6,123)
Net Cash Provided by Operating Activities

During the first six months of 2022, net cash provided by operating activities increased by $0.6 billion compared with the first six months of 2021. Excluding unfavorable currency movements of $0.5 billion, net cash provided by operating activities increased by $1.1 billion, due primarily to higher currency-neutral net earnings of $0.5 billion and lower working capital requirements of $0.2 billion, as well as lower pension plan contributions, net of refunds, of $0.3 billion. For details on our pension contributions, net of refunds, see Note 5. Benefit Plans.

The lower working capital requirements in the first six months of 2022 as compared with the first six months of 2021 were primarily due to less cash used in accounts payable mainly reflecting higher IQOS device purchases as well as the timing of excise tax-paid inventory movements and excise tax payments.

Net Cash Used in Investing Activities

During the first six months of 2022, net cash used in investing activities decreased by $73 million as compared with the first six months of 2021. This decrease was due primarily to favorable movements of $367 million in cash collateral received from financial institutions to secure derivatives designated as net investment hedges of Euro assets and was principally related to changes in exchange rates between the Euro and the U.S. dollar, as well as the 2021 acquisition of AG Snus Aktieselskab, partly offset by higher capital expenditures and other investments. For further detail on our acquisitions and derivatives designated as net investment hedges and other investments, see Note 2. Acquisitions and Note 7. Financial Instruments.

Capital expenditures of $478 million during the first six months of 2022 increased by $171 million as compared with the first six months of 2021. The 2022 capital expenditures were primarily related to our ongoing investments in RRPs. We expect total capital expenditures in 2022 to be approximately $1.0 billion.

Net Cash Used in Financing Activities

During the first six months of 2022, net cash used in financing activities decreased by $2.3 billion compared to the first six months of 2021. The lower cash usage primarily reflected proceeds from short-term borrowings in 2022 (primarily commercial paper of $1.4 billion) and lower long-term debt repayments ($0.5 billion in 2022 compared with $2.0 billion in 2021), partially offset by share repurchases in the first quarter of 2022 under our share repurchase program and the purchase of the remaining stakes in our Turkish affiliates in the first quarter of 2022. For further details on the purchase of the remaining stakes in our Turkish affiliates, see Note 2. Acquisitions.

Debt and Liquidity

We define cash and cash equivalents as short-term, highly liquid investments, readily convertible to known amounts of cash that mature within a maximum of three months and have an insignificant risk of change in value due to interest rate or credit risk changes. As a policy, we do not hold any investments in structured or equity-linked products. Our cash and cash equivalents are predominantly held with institutions that have investment-grade long-term credit rating. As part of our cash management strategy and in order to manage counterparty exposure, we also enter into reverse repurchase agreements. Such agreements are collateralized with government or corporate securities held by a custodial bank and, at maturity, cash is paid back to PMI, and the collateral is returned to the bank. For the six months ended June 30, 2022 and the full-year 2021, the activities for such reverse repurchase agreements were not material.

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

Credit Ratings – The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. Following the announcement of the Swedish Match Offer on May 11, 2022, Moody's, Standard & Poor's and Fitch revised their respective credit rating outlooks. Accordingly, at June 30, 2022, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Rating(s) Under Review
Standard & Poor’s	A-1	A	CreditWatch Negative
Fitch	F1	A	Rating Watch Negative

For further details of the Swedish Match offer, see the Acquisitions and Other Business Arrangements section of this MD&A.

Revolving Credit Facilities

At June 30, 2022, our committed revolving credit facilities were as follows:

(in billions)
Type	Committed Revolving Credit Facilities
364-day revolving credit, expiring January 31, 2023	$1.8
Multi-year revolving credit, expiring February 10, 2026 (1)	2.0
Multi-year revolving credit, expiring September 29, 2026 (2)	2.5
Total facilities	$6.3
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

At June 30, 2022, there were no borrowings under the committed revolving credit facilities, and the entire committed amounts were available for borrowing. Subject to market conditions, we currently expect to request an extension of the terms of our $2.5 billion multi-year revolving credit facility for an additional one-year period, in accordance with and subject to the terms and conditions of the relevant revolving credit facility agreement.

All banks participating in our committed revolving credit facilities have an investment-grade long-term credit rating from the credit rating agencies. We continuously monitor the credit quality of our banking group, and at this time we are not aware of any potential non-performing credit provider.

These committed revolving credit facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require us to post collateral. We expect to continue to meet our covenants.

In addition to the committed revolving credit facilities discussed above, certain of our subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $2.3 billion at June 30, 2022 and December 31, 2021, are for the sole use of our subsidiaries. Borrowings under these arrangements and other bank loans amounted to $177 million at June 30, 2022, and $225 million at December 31, 2021.

Financing of the Swedish Match Offer

In connection with the Swedish Match offer, PMI entered into a credit agreement relating to a 364-day senior unsecured bridge facility. The facility provided for borrowings up to an aggregate principal amount of $17 billion, expiring 364 days after the occurrence of certain events unless extended. On June 23, 2022, PMI entered into a new €5.5 billion (approximately $5.8 billion at the date of signing) senior unsecured term loan credit agreement consisting of a €3.0 billion (approximately $3.2 billion at the date of signing) tranche expiring three years after the occurrence of certain events and a €2.5 billion (approximately $2.6 billion at the date of signing) tranche expiring on June 23, 2027. In connection with the term loan facility, the aggregate principal amount of commitments under the 364-day senior unsecured bridge facility was reduced from $17 billion to $11 billion. As of June 30, 2022, there were no borrowings under these two facilities. If drawn upon, the proceeds under the bridge facility and the term loan facility will be used, directly or indirectly, to finance the Swedish Match offer, including, the payment of related fees and expenses. For further details of the Swedish Match offer, see the Acquisitions and Other Business Arrangements section of this MD&A.

Commercial Paper Program – We continue to have access to liquidity in the commercial paper market through programs in place in the U.S. and in Europe having an aggregate issuance capacity of $8.0 billion. At June 30, 2022, we had $1.4 billion of commercial paper outstanding. At December 31, 2021, we had no commercial paper outstanding. The average commercial paper balance outstanding during the first six months of 2022 was $3.5 billion. The average commercial paper balance outstanding during 2021 was $1.1 billion.

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

Our operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of June 30, 2022, and June 30, 2021 were $656 million and $701 million, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows.

For further details, see Note 15. Sale of Accounts Receivable to our condensed consolidated financial statements.

Debt – Our total debt was $28.1 billion at June 30, 2022 and $27.8 billion at December 31, 2021.

On February 11, 2020, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.

Guarantees – At June 30, 2022, we have guarantees of our own performance, which are primarily related to excise taxes on the shipment of our products. There is no liability in the condensed consolidated financial statements associated with these guarantees. These guarantees have not had, and are not expected to have, a significant impact on PMI’s liquidity. In October 2020, we guaranteed an obligation for an equity method investee. For further details, see Note 10. Contingencies to our condensed consolidated financial statements.

Equity and Dividends

We discuss our stock awards as of June 30, 2022 in Note 4. Stock Plans to our condensed consolidated financial statements.

On June 11, 2021, our Board of Directors authorized a new share repurchase program of up to $7 billion, with target spending of $5 billion to $7 billion over a three-year period. On July 22, 2021, we began repurchasing shares under this new share repurchase program. From July 22, 2021 through March 31, 2022, we repurchased 10.5 million shares of our common stock at a cost of approximately $1.0 billion. During the first three months of 2022, we repurchased 2.0 million shares of our common stock at a cost of $199 million.

On May 11, 2022, we announced the suspension of our three-year share repurchase program following the recommended public offer to acquire the outstanding shares of Swedish Match from its shareholders. Prior to the suspension of the program, we made no share repurchases during the second quarter of 2022. For further details on the offer, see the Acquisitions and Other Business Arrangements section of this MD&A.

Dividends paid in the first six months of 2022 were $3.9 billion. During the third quarter of 2021, our Board of Directors approved a 4.2% increase in the quarterly dividend to $1.25 per common share. As a result, the present annualized dividend rate is $5.00 per common share.

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

The WHO study group on tobacco product regulation ("TobReg") published their eighth report on the scientific basis of tobacco product regulation in May 2021. The report is based on a review of scientific evidence related to novel and emerging nicotine and tobacco products, such as electronic nicotine delivery systems ("ENDS"), electronic non-nicotine delivery systems ("ENNDS") and heated tobacco products ("HTPs") on a number of scientific topics. The report concludes by making a number of policy recommendations on HTPs and ENDS that, if implemented, could restrict both the availability of these products, and the access to accurate information about them. In August 2021, the WHO FCTC Secretariat published two reports on novel and emerging tobacco products to the ninth session of the Conference of the Parties ("CoP") of the FCTC, which are not materially different from the WHO study group report. Substantive decisions based on these reports were deferred to CoP 10, currently scheduled to take place in the fourth quarter of 2023. It is not possible to predict whether or to what extent measures recommended by the WHO's reports will be implemented as the reports are not binding to the WHO Member States.

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
Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volumes for our products in many of our markets, and we expect that such factors will continue to reduce consumption levels and will increase down-trading and the risk of counterfeiting, contraband, "illicit whites" and legal cross-border purchases. Significant regulatory developments will continue to take place over the next few years in most of our markets, driven principally by the World Health Organization's Framework Convention on Tobacco Control (the "FCTC"). Since it came into force in 2005, the FCTC has led to increased efforts by tobacco control advocates and public health organizations to promote increasingly restrictive regulatory measures on the marketing and sale of tobacco products to adult smokers. Regulatory initiatives that have been proposed, introduced or enacted by governmental authorities in various jurisdictions include:

•	restrictions on or licensing of outlets permitted to sell cigarettes;

•	the levying of substantial and increasing tax and duty charges;

•	restrictions or bans on advertising, marketing and sponsorship;

•	the display of larger health warnings, graphic health warnings and other labeling requirements;

•	restrictions on packaging design, including the use of colors, and mandating plain packaging;
•	restrictions on packaging and cigarette formats and dimensions;
•	restrictions or bans on the display of tobacco product packaging at the point of sale and restrictions or bans on vending machines;
•	generation sales bans, under which the sale of certain tobacco or nicotine products to people born after a certain year would be prohibited;
•	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents;
•	disclosure, restrictions, or bans of tobacco product ingredients, including bans on the flavors of certain tobacco products;
•	increased restrictions on smoking and use of tobacco and nicotine-containing products in public and work places and, in some instances, in private places and outdoors;
•	restrictions or prohibitions of novel tobacco or nicotine-containing products or related devices;
•	elimination of duty free sales and duty free allowances for travelers;

•	encouraging litigation against tobacco companies; and

•	excluding tobacco companies from transparent public dialogue regarding public health and other policy matters.
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

As previously disclosed in this Form 10-Q, in 2021, Russia accounted for around 10% of our total cigarette and heated tobacco unit shipment volume, and around 6% of our total net revenues. Ukraine accounted for around 2% of our total cigarette and heated tobacco unit shipment volume, and under 2% of our total net revenues. Historically, we also produced finished goods in Ukraine for export and manufacture products in Russia. As a result of Russia’s invasion of Ukraine, we have stopped both planned and any new investments in Russia, including all new product launches and commercial, innovation, and manufacturing investments. We have also initiated plans to scale down our Russian manufacturing operations and continue to work on options to exit the Russian market in an orderly manner. In Ukraine, we have temporarily reduced operations, including closing our factory in the country.

The short and long-term implications of the Russian invasion of Ukraine for our operations in those countries are impossible to predict at this time. There can be no assurance that our exit from the Russian market will be successful, orderly, or represent a fair value for our Russian assets and operations. The likelihood of retaliatory action by the Russian government against companies, including us, as a result of actions and statements made in response to the Russian invasion, including the possibility of legal action against us or our employees or nationalization of foreign businesses or assets, including intangible assets such as trademarks, is impossible to predict. Further, if we are able to divest our Russian assets in an orderly manner, the circumstances of our divestiture may adversely impact the value we receive for those assets or, due to financial or legal restrictions, our ability to access the proceeds of the sale. In Ukraine, there is no way to know when and to what extent we will be able to normalize our operations or to what extent our workforce, facilities, inventory, and other assets will remain intact.

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

There is litigation related to tobacco products pending in certain jurisdictions in which we operate. Damages claimed in some tobacco-related litigation are significant and, in certain cases in Brazil, Canada, and Nigeria, range into the billions of U.S. dollars. We anticipate that new cases will continue to be filed. The FCTC encourages litigation against tobacco product manufacturers. It is possible that our consolidated results of operations, cash flows or financial position could be materially adversely affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. We face various administrative and legal challenges related to certain RRP activities, including allegations concerning product classification, advertising restrictions, corporate communications, product coach activities, scientific substantiation, product liability, and unfair competition.  While we design our programs to comply with relevant regulations, we expect these or similar challenges to continue as we expand our efforts to commercialize RRPs and to communicate publicly. The outcomes of these matters may affect our RRP commercialization and public communication activities and performance in one or more markets. Also see Note 10. Contingencies to our condensed consolidated financial statements for a discussion of pending litigation.
From time to time, we are subject to governmental investigations on a range of matters.
Investigations include allegations of contraband shipments of cigarettes, allegations of unlawful pricing activities within certain markets, allegations of underpayment of income taxes, customs duties and/or excise taxes, allegations of false and misleading usage of descriptors, allegations of unlawful advertising, and allegations of unlawful labor practices. We cannot predict the outcome of those investigations or whether additional investigations may be commenced, and it is possible that our business could be materially adversely affected by an unfavorable outcome of pending or future investigations. See Note 10.

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
Our intellectual property rights are valuable assets, and their protection is important to our business.  If the steps we take to protect our intellectual property rights globally, including through applying for, prosecuting, maintaining and enforcing, where relevant, a combination of trademark, design, copyright, patent, trade secrets and other intellectual property rights, are inadequate, or if others infringe or misappropriate our intellectual property rights, notwithstanding legal protection, our business could be adversely impacted. Moreover, failing to manage our existing and/or future intellectual property may place us at a competitive disadvantage. Intellectual property rights of third parties may limit our ability to develop, manufacture and/or commercialize our products in one or more markets. Competitors or other third parties may claim that we infringe their intellectual property rights. Any such claims, regardless of merit, could divert management’s attention, be costly, disruptive, time-consuming and unpredictable and expose us to significant litigation costs and damages, and may impede our ability to develop, manufacture and/or commercialize new RRPs and improve our products, and thus have a material adverse effect on our revenue and our profitability. In addition, if, as a result, we are unable to manufacture or sell our RRPs or improve their quality in one or more markets, our ability to convert adult smokers to our RRPs in such markets would be adversely affected. See Note 10. Contingencies— Other Litigation to our condensed consolidated financial statements for a description of certain intellectual property proceedings.

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

Risks related to the proposed acquisition of Swedish Match AB (“Swedish Match”)

The proposed acquisition of all the issued and outstanding shares of Swedish Match may not be timely completed, or completed at all, and may not achieve the intended benefits.

Consummation of our proposed acquisition of Swedish Match is conditioned on, among other things, the acceptance of the offer by Swedish Match shareholders and obtaining necessary governmental and regulatory approvals. If any of the conditions to the acquisition are not satisfied, it could delay or prevent the proposed acquisition from occurring, which could negatively impact our stock price, future business or financial results. Further, regulators may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of our business after the closing. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the consummation of the acquisition or may reduce the anticipated benefits of the transaction. Moreover, the occurrence of any other event, change or other circumstance that could give rise to the termination of the offer could negatively impact our stock price, future business or financial results.

We may fail to realize the anticipated benefits of the Swedish Match acquisition.

If consummated, the success of the Swedish Match acquisition will depend on, among other things, our ability to combine our business and the business of Swedish Match in a manner that facilitates our strategic and financial goals. If we are not able to successfully achieve these objectives, the anticipated benefits of the Swedish Match acquisition may not be realized fully or at all or may take longer to realize than expected.

The integration may be complex and time consuming and involve delays or additional and unforeseen expenses. Any failure to successfully or cost-effectively integrate Swedish Match following the acquisition could have a material adverse effect on our business and financial results and cause reputational harm.

We expect to incur a substantial amount of debt in connection with the acquisition.

To fund the cash consideration for the acquisition and pay related fees and expenses, we expect to incur substantial acquisition-related debt. Following completion of the acquisition, our increased indebtedness and higher debt-to-equity ratio may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions, may increase our borrowing costs, and could adversely affect our business, financial condition or results of operations.

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

Our success following these Acquisitions will depend in part upon our ability, and the ability of Vectura Fertin Pharma, to maintain business relationships. Uncertainty about the effect of the Acquisitions on customers, suppliers, employees and other constituencies of each of Fertin Pharma and Vectura, may have a material adverse effect on us and/or the businesses that we have acquired with the proposed Acquisitions. Customers, suppliers and others who do business with Vectura Fertin Pharma may delay or defer business decisions, decide to terminate, modify or renegotiate their relationships, or take other actions as a result of the Acquisitions, which could negatively affect the revenues, earnings and cash flows of our company or the businesses that we have acquired with these Acquisitions. Regulatory changes may have an impact on the development and/or commercialization of products which originate from the Vectura Fertin Pharma value chain, as well as our revenues, earnings and cash flow. If we are unable to maintain the business and operational relationships of Vectura Fertin Pharma, our financial position, results of operations or cash flows upon combining with these companies could be adversely affected.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity for each of the three months in the quarter ended June 30, 2022, was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2022 – April 30, 2022 (1)	—	$—	10,481,359	$6,016,847,275
May 1, 2022 – May 31, 2022 (1)	—	$—	10,481,359	$6,016,847,275
June 1, 2022 – June 30, 2022 (1)	—	$—	10,481,359	$6,016,847,275
Pursuant to Publicly Announced Plans or Programs	—	$—
April 1, 2022 – April 30, 2022 (2)	3,055	$94.67
May 1, 2022 – May 31, 2022 (2)	2,270	$100.93
June 1, 2022 – June 30, 2022 (2)	2,548	$106.02
For the Quarter Ended June 30, 2022	7,873	$100.15

(1)On June 11, 2021, our Board of Directors authorized a new share repurchase program of up to $7 billion, with target spending of $5 billion to $7 billion over a three-year period that commenced in July 2021. These share repurchases have been made pursuant to the $7 billion program. On May 11, 2022, we announced the suspension of our three-year share repurchase program following the recommended public offer to acquire the outstanding shares of Swedish Match from its shareholders. For further details on the offer, see the Acquisitions and Other Business Arrangements section of Part I, Item 2 of this Form 10-Q. During the second quarter of 2022, we did not repurchase any shares under this program.

(2)Shares repurchased represent shares tendered to us by employees who vested in restricted and performance share unit awards and used shares to pay all, or a portion of, the related taxes.

Item 6.Exhibits.

10.1	Supplemental letter to the Employment Agreement with Jorge Insuasty, effective April 1, 2022.

10.2	Philip Morris International Inc. 2022 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 6, 2022).

10.3
Credit Agreement, dated May 11, 2022, among Philip Morris International Inc., the lenders named therein and Citibank Europe PLC, UK Branch, as facility agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 11, 2022).

10.4
Credit Agreement relating to the Term Loan Facility, between Philip Morris International Inc., the lenders named therein and Citibank Europe PLC, UK Branch, as facility agent, dated June 23, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 28, 2022).

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
July 29, 2022